Form 10-Q
period 2017-03-31
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2017-05-02
CIK 776867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2017

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No   ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months. Yes   ☒    No   ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

As of April 28, 2017, 4,572,792 common shares with a par value of $1.00 per share were outstanding (which includes 60,139 restricted common shares that were not vested at such date).

WHITE MOUNTAINS INSURANCE GROUP, LTD.

Part I.FINANCIAL INFORMATION.

Item 1.	Financial Statements
WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

(Millions, except share amounts)	March 31, 2017	December 31, 2016
Assets	Unaudited
Fixed maturity investments, at fair value	$4,175.4	$4,250.2
Short-term investments, at amortized cost (which approximates fair value)	230.9	287.0
Common equity securities, at fair value	601.0	474.3
Other long-term investments	331.7	323.3
Total investments	5,339.0	5,334.8
Cash	125.0	149.8
Reinsurance recoverable on unpaid losses	174.7	172.9
Reinsurance recoverable on paid losses	3.4	6.6
Insurance premiums receivable	227.5	229.9
Deferred acquisition costs	110.4	106.9
Deferred tax asset	125.5	126.7
Ceded unearned insurance premiums	52.4	44.2
Accrued investment income	27.2	26.1
Accounts receivable on unsettled investment sales	24.5	6.2
Goodwill and other intangible assets	53.0	55.9
Other assets	254.3	274.6
Assets held for sale	—	10.1
Total assets	$6,516.9	$6,544.7
Liabilities
Loss and loss adjustment expense reserves	$1,368.8	$1,365.6
Unearned insurance premiums	678.1	658.0
Debt	284.7	285.9
Accrued incentive compensation	83.2	140.0
Funds held under insurance contracts	148.7	153.0
Accounts payable on unsettled investment purchases	17.3	—
Other liabilities	178.5	199.9
Liabilities held for sale	—	5.1
Total liabilities	2,759.3	2,807.5
Equity
White Mountains’s common shareholders’ equity
White Mountains’s common shares at $1 par value per share - authorized 50,000,000 shares;
issued and outstanding 4,572,792 and 4,563,814 shares	4.6	4.6
Paid-in surplus	802.5	806.1
Retained earnings	2,821.8	2,797.2
Accumulated other comprehensive loss, after tax:
Net unrealized foreign currency translation losses	(.6)	(1.4)
Pension liability	(3.1)	(3.2)
Total White Mountains’s common shareholders’ equity	3,625.2	3,603.3
Non-controlling interests	132.4	133.9
Total equity	3,757.6	3,737.2
Total liabilities and equity	$6,516.9	$6,544.7
 See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Unaudited

	Three Months Ended
	March 31,
(Millions, except per share amounts)	2017	2016
Revenues:
Earned insurance premiums	$264.8	$282.1
Net investment income	26.1	17.9
Net realized and unrealized investment gains	51.3	29.5
Other revenue	43.7	39.8
Total revenues	385.9	369.3
Expenses:
Loss and loss adjustment expenses	151.7	161.1
Insurance acquisition expenses	46.6	52.7
Other underwriting expenses	51.8	55.4
General and administrative expenses	94.2	87.1
Interest expense	3.7	4.5
Total expenses	348.0	360.8

Pre-tax income from continuing operations	37.9	8.5

Income tax (expense) benefit	(3.9)	9.7

Net income from continuing operations	34.0	18.2

Loss from sale of discontinued operations, net of tax	(1.0)	—

Net income from discontinued operations, net of tax	—	1.1

Net income	33.0	19.3
Net loss (income) attributable to non-controlling interests	1.3	(6.3)

Net income attributable to White Mountains’s common shareholders	34.3	13.0

Other comprehensive income, net of tax:
Change in foreign currency translation, pension liability and other, net of tax	.9	.1
Change in foreign currency translation and other from discontinued operations, net of tax	—	37.2

Comprehensive income attributable to White Mountains’s common shareholders	$35.2	$50.3

Income per share attributable to White Mountains’s common shareholders
Basic income (loss) per share
Continuing operations	$7.72	$2.14
Discontinued operations	(.22)	.20
Total consolidated operations	$7.50	$2.34

Diluted income (loss) per share
Continuing operations	$7.72	$2.14
Discontinued operations	(.22)	.20
Total consolidated operations	$7.50	$2.34
Dividends declared per White Mountains’s common share	$1.00	$1.00

See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Unaudited

	White Mountains’s Common Shareholders’ Equity
(Millions)	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Non-controlling interest	Total Equity
Balance at January 1, 2017	$810.7	$2,797.2	$(4.6)	$3,603.3	$133.9	$3,737.2

Net income	—	34.3	—	34.3	(1.3)	33.0
Net change in foreign currency translation and pension liability	—	—	.9	.9	—	.9
Total comprehensive income	—	34.3	.9	35.2	(1.3)	33.9
Dividends declared on common shares	—	(4.6)	—	(4.6)	—	(4.6)
Dividends to non-controlling interests	—	—	—	—	(6.6)	(6.6)
Repurchases and retirements of common shares	(1.4)	(5.1)	—	(6.5)	(1.1)	(7.6)
Deconsolidation of non-controlling interests associated with the sale of Star & Shield	—	—	—	—	(4.4)	(4.4)
Issuance of shares to non-controlling interests	(4.8)	—	—	(4.8)	4.8	—
Net contributions from non-controlling interests	—	—	—	—	6.9	6.9
Amortization of restricted share awards	2.6	—	—	2.6	.2	2.8
Balance at March 31, 2017	$807.1	$2,821.8	$(3.7)	$3,625.2	$132.4	$3,757.6

	White Mountains’s Common Shareholders’ Equity
(Millions)	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Non-controlling interest	Total Equity
Balance at January 1, 2016	$978.2	$3,084.9	$(149.9)	$3,913.2	$454.8	$4,368.0

Net income	—	13.0	—	13.0	6.3	19.3
Net change in foreign currency translation and pension liability	—	—	37.3	37.3	—	37.3
Total comprehensive income	—	13.0	37.3	50.3	6.3	56.6
Dividends declared on common shares	—	(5.4)	—	(5.4)	—	(5.4)
Dividends to non-controlling interests	—	—	—	—	(6.2)	(6.2)
Repurchases and retirements of common shares	(39.8)	(132.9)	—	(172.7)	—	(172.7)
Acquisition from non-controlling interests - OneBeacon	(2.7)	—	—	(2.7)	(8.8)	(11.5)
Issuances of shares to non-controlling interests	—	—	—	—	.3	.3
Net contributions from non-controlling interests	—	—	—	—	4.8	4.8
Amortization of restricted share awards	3.2	—	—	3.2	.2	3.4
Balance at March 31, 2016	$938.9	$2,959.6	$(112.6)	$3,785.9	$451.4	$4,237.3
See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(Millions)	2017	2016
Cash flows from operations:	Unaudited	Unaudited
Net income	$33.0	$19.3
Charges (credits) to reconcile net income to net cash used for operations:
Net realized and unrealized investment (gains) losses	(51.3)	(29.5)
Deferred income tax (benefit) expense	(1.1)	5.0
Net income from discontinued operations	—	(1.1)
Net loss on sale of discontinued operations	1.0	—
Amortization and depreciation	14.6	11.4
Other operating items:
Net change in loss and loss adjustment expense reserves	2.9	(46.2)
Net change in reinsurance recoverable on paid and unpaid losses	1.4	26.5
Net change in unearned insurance premiums	20.7	13.9
Net change in deferred acquisition costs	(3.5)	(2.2)
Net change in ceded unearned premiums	(8.2)	(6.8)
Net change in funds held under insurance treaties	(4.3)	(2.8)
Net change in insurance premiums receivable	2.7	(11.0)
Net change in restricted cash	—	(2.6)
Net change in other assets and liabilities, net	(64.0)	(19.8)
Net cash used for operations - continuing operations	(56.1)	(45.9)
Net cash used for operations - discontinued operations	—	(40.7)
Net cash used for operations	(56.1)	(86.6)
Cash flows from investing activities:
Net change in short-term investments	55.6	(50.4)
Sales of fixed maturity and convertible investments	868.5	202.3
Maturities, calls and paydowns of fixed maturity and convertible investments	175.8	155.9
Sales of common equity securities	17.7	767.5
Distributions and redemptions of other long-term investments	16.5	3.0
Net settlement of investment cash flows and contributions with discontinued operations	—	(559.8)
Purchases of other long-term investments	(22.4)	(10.9)
Purchases of common equity securities	(113.4)	(86.1)
Purchases of fixed maturity and convertible investments	(957.6)	(315.2)
Purchases of unconsolidated affiliates and consolidated subsidiaries, net of cash acquired	—	(8.1)
Net change in unsettled investment purchases and sales	(1.0)	44.3
Net acquisitions of property and equipment	(.4)	(1.3)
Net cash provided from investing activities - continuing operations	39.3	141.2
Net cash provided from investing activities - discontinued operations	—	33.6
Net cash provided from investing activities	39.3	174.8
Cash flows from financing activities:
Draw down of debt and revolving line of credit	—	102.5
Repayment of debt and revolving line of credit	(1.2)	—
Cash dividends paid to the Company’s common shareholders	(4.6)	(5.4)
Common shares repurchased	—	(166.8)
OneBeacon Ltd. common shares repurchased and retired	—	(10.6)
Distribution to non-controlling interest shareholders	(5.1)	(4.7)
Contributions to discontinued operations	—	(3.0)
Payments of contingent consideration related to purchases of consolidated subsidiaries	—	(7.8)
Capital contributions from BAM members	9.6	6.7
Other financing activities, net	(7.6)	(7.2)
Net cash used for financing activities - continuing operations	(8.9)	(96.3)
Net cash used for financing activities - discontinued operations	—	(8.3)
Net cash used for financing activities	(8.9)	(104.6)
Effect of exchange rate changes on cash (excludes $0.0 and $4.2 related to discontinued operations)	—	—
Net change in cash during the period - continuing operations	(25.7)	(1.0)
Cash balances at beginning of period (excludes restricted cash balances of $0.0 and $5.8 and discontinued operations cash balances of $0.0 and $150.2)	149.8	167.2
Add: cash held for sale at the beginning of period	.9	1.2
Less: cash held for sale at the end of period	—	2.1
Cash balances at end of period (excludes restricted cash balances of $0.0 and $8.4 and discontinued operations cash balances of $0.0 and $139.9)	$125.0	$165.3
Supplemental cash flows information:
Interest paid	$(.2)	$(.2)
Net income tax refund from national governments	$—	$13.5
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
As discussed further in the Company’s consolidated financial statements in Note 2 — “Significant Transactions”, on April 18, 2016, White Mountains completed its sale of Sirius International Insurance Group, Ltd., and its subsidiaries (collectively, “Sirius Group”) to CM International Holding PTE Ltd. (“CMI”), the Singapore-based investment arm of China Minsheng Investment Corp., Ltd. Also, on July 21, 2016, White Mountains completed its sale of Tranzact Holdings, LLC (“Tranzact”) to an affiliate of Clayton, Dubilier & Rice, LLC. For the three months ended March 31, 2016, Sirius Group and Tranzact have been presented as discontinued operations in the statement of operations and comprehensive income. See Note 17 — “Held for Sale and Discontinued Operations”.
The OneBeacon segment consists of OneBeacon Insurance Group, Ltd. (“OneBeacon Ltd.”), an exempted Bermuda limited liability company that owns a family of property and casualty insurance companies (collectively, “OneBeacon”). OneBeacon is a specialty property and casualty insurance writer that offers a wide range of insurance products in the United States through independent agencies, regional and national brokers, wholesalers and managing general agencies. As of March 31, 2017 and December 31, 2016, White Mountains owned 75.7% and 76.1% of OneBeacon Ltd.’s outstanding common shares.
The HG Global/BAM segment consists of HG Global Ltd. (“HG Global”) and the consolidated results of Build America Mutual Assurance Company (“BAM”). BAM is the first and only mutual bond insurance company in the United States. By insuring the timely payment of principal and interest, BAM provides market access to, and lowers interest expense for, issuers of municipal bonds used to finance essential public purposes such as schools, utilities and transportation facilities. BAM is owned by and operated for the benefit of its members, the municipalities that purchase BAM's insurance for their debt issuances. HG Global was established to fund the startup of BAM and, through its wholly-owned subsidiary, HG Re Ltd. (“HG Re”), to provide 15%-of-par, first loss reinsurance protection for policies underwritten by BAM. HG Global, together with its subsidiaries, provided the initial capitalization of BAM through the purchase of $503.0 million of surplus notes issued by BAM (the “BAM Surplus Notes”). As of March 31, 2017 and December 31, 2016, White Mountains owned 96.9% of HG Global’s preferred equity and 88.4% of its common equity. White Mountains does not have an ownership interest in BAM. However, GAAP requires White Mountains to consolidate BAM’s results in its financial statements. BAM’s results are attributed to non-controlling interests.
White Mountains’s Other Operations segment consists of the Company and its intermediate holding companies, its wholly-owned investment management subsidiary, White Mountains Advisors LLC (“WM Advisors”) and certain consolidated and unconsolidated private capital investments. The consolidated private capital investments consist of QL Holdings LLC (“MediaAlpha”), Wobi Insurance Agency Ltd. (“Wobi”) and Removal Stars Ltd. (“Buzzmove”). White Mountains’s Other Operations segment also includes its variable annuity reinsurance business, White Mountains Life Reinsurance (Bermuda) Ltd. (“Life Re Bermuda”), which completed its runoff with all of its contracts maturing by June 30, 2016, and its U.S.-based service provider, White Mountains Financial Services LLC (collectively, “WM Life Re”) and Star & Shield Services LLC, Star & Shield Risk Management LLC, and Star & Shield Claims Services LLC (collectively “Star & Shield”). Star & Shield provides management services for a fee to Star & Shield Insurance Exchange (“SSIE”), a reciprocal that is owned by its members, who are policyholders. White Mountains was required to consolidate SSIE in its GAAP financial statements until White Mountains completed the sale of Star & Shield and its investment in SSIE Surplus Notes to K2 Insurance Services, LLC on March 7, 2017. White Mountains has presented Star & Shield’s and SSIE’s assets and liabilities as held for sale as of December 31, 2016. See Note 17 — “Held for Sale and Discontinued Operations”.
All significant intercompany transactions have been eliminated in consolidation. Certain amounts in the prior period financial statements have been reclassified to conform to the current presentation. These interim financial statements include all adjustments considered necessary by management to fairly state the financial position, results of operations and cash flows of White Mountains. These interim financial statements may not be indicative of financial results for the full year and should be read in conjunction with the Company’s 2016 Annual Report on Form 10-K.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Refer to the Company’s 2016 Annual Report on Form 10-K for a complete discussion regarding White Mountains’s significant accounting policies.
Recently Adopted Changes in Accounting Principles

Stock Compensation
Effective January 1, 2017, White Mountains adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (ASC 718) which simplifies certain aspects of the accounting for share-based compensation. The new guidance provides an accounting policy election to account for forfeitures by either applying an assumption, as required under existing guidance, or by recognizing forfeitures when they actually occur. At adoption, White Mountains did not change its accounting policy for forfeitures, which is to apply an assumed forfeiture rate. The new guidance has also changed the threshold for partial cash settlement to settle statutory withholding requirements for equity classified awards, increasing the threshold up to the maximum statutory tax rate. As a result of adoption White Mountains reported $6.5 million and $5.8 million of statutory withholding tax payments made in connection with the settlement of restricted shares as financing cash flows for the three-month periods ended March 31, 2017 and 2016. Such payments were classified as operating cash flows prior to adoption.
In addition, the new guidance changed the treatment for excess tax benefits which arise from the difference between the deduction for tax purposes and the compensation costs recognized for financial reporting. Under the new guidance, a reporting entity will recognize excess tax benefits or expense in current period earnings, regardless of whether it is in a taxes payable position.

Short-Duration Contracts
Effective December 31, 2016, White Mountains adopted ASU 2015-09, Disclosures about Short Duration Contracts (ASC 944), which requires expanded footnote disclosures about loss and loss adjustment expense (“LAE”) reserves. Upon adoption, White Mountains modified its footnote disclosures to include loss development tables on a disaggregated basis by accident year and a reconciliation of loss development data to the loss and LAE reserves reflected on the balance sheet. The footnotes disclosures have also been expanded to include information about claim frequency data, including a description of how the claims frequency data is measured. Prior year disclosures have been modified to conform to the new disclosures. See Note 3 — “Reserves for Unpaid Losses and Loss Adjustment Expenses”.

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

Debt Issuance Costs
On January 1, 2016, White Mountains adopted ASU 2015-03, Imputation of Interest (ASC 835), which requires debt issuance costs to be presented as a deduction from the carrying amount of the related debt, consistent with the treatment required for debt discounts. The new guidance requires amortization of debt issuance costs to be classified within interest expense and also requires disclosure to the debt’s effective interest rate. White Mountains has applied the guidance retrospectively and as a result has reclassified $1.9 million of unamortized debt issuance costs from other assets to debt as of December 31, 2015, reflecting these amounts as a reduction from the related debt, and has modified its disclosures to include the required effective interest rate on its debt. As of March 31, 2017, the unamortized debt issuance costs included in debt is $1.8 million.

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

Note 2. Significant Transactions

Sale of Star and Shield
On March 7, 2017, White Mountains completed its sale of Star & Shield and its investment in SSIE Surplus Notes to K2 Insurances LLC. White Mountains did not recognize any gain or loss on the sale. Through December 31, 2016, Star & Shield’s assets and liabilities are reported as held for sale within White Mountains's GAAP financial statements. See Note 17 — “Held for Sale and Discontinued Operations”.

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

In the first quarter of 2017, White Mountains recorded a $1.0 million reduction to the gain from sale of Tranzact in discontinued operations as a result of 2016 tax payments.
Through July 21, 2016, Tranzact’s results of operations are reported as discontinued operations and assets and liabilities held for sale within White Mountains’s GAAP financial statements. See Note 17 — “Held for Sale and Discontinued Operations”.

Sale of Sirius Group
On April 18, 2016, White Mountains completed the sale of Sirius Group to CMI for approximately $2.6 billion. $161.8 million of this amount was used to purchase certain assets to be retained by White Mountains out of Sirius Group, including shares of OneBeacon. The amount paid at closing was based on an estimate of Sirius Group’s closing date tangible common shareholder’s equity. During the third quarter of 2016, there was a final true-up to Sirius Group’s tangible common shareholder’s equity that resulted in a $4.0 million reduction to the gain. During 2016, White Mountains recorded $363.2 million of gain from sale of Sirius Group in discontinued operations and $113.3 million in other comprehensive income from discontinued operations.
Through April 18, 2016, Sirius Group’s results are reported as discontinued operations and assets and liabilities held for sale within White Mountains’s GAAP financial statements.
The transactions to purchase the investments in OneBeacon and the other investments held by Sirius Group prior to the closing are presented in the statement of cash flows as net settlement of investment cash flows within discontinued operations. See Note 17 — “Held for Sale and Discontinued Operations”.

Symetra
On February 1, 2016, Symetra closed its merger agreement with Sumitomo Life Insurance Company (“Sumitomo Life”) and White Mountains received proceeds of $658.0 million, or $32.00 per common share. White Mountains also received a special dividend of $0.50 per share as part of the transaction that was paid in the third quarter of 2015. See Note 14 — “Investments in Unconsolidated Affiliates”

OneBeacon Crop Business
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
During 2016, White Mountains purchased NIS 35.9 million (approximately $9.6 million based upon the foreign exchange spot rates at the dates of acquisitions) of convertible preferred shares of Wobi. As of both March 31, 2017 and December 31, 2016, White Mountains’s ownership share was 95.0% .

Note 3.  Loss and Loss Adjustment Expense Reserves

The following table summarizes the loss and loss adjustment expense (“LAE”) reserve activities of White Mountains’s insurance and reinsurance subsidiaries for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
Millions	2017	2016
Gross beginning balance	$1,365.6	$1,389.8
Less beginning reinsurance recoverable on unpaid losses	(172.9)	(186.0)
Net loss and LAE reserves	1,192.7	1,203.8

Add: SSIE reserves held for sale at beginning of the period (1)	4.7	5.5

Loss and LAE incurred relating to:
Current year losses	151.7	161.2
Prior year losses	—	(.1)
Total incurred losses and LAE	151.7	161.1

Loss and LAE paid relating to:
Current year losses	(21.5)	(23.1)
Prior year losses	(129.1)	(148.6)
Total loss and LAE payments	(150.6)	(171.7)

Less: Deconsolidation of SSIE (1)	4.4	—

Less: SSIE reserves held for sale at end of the period (1)	—	5.3

Net ending balance	1,194.1	1,193.4
Plus ending reinsurance recoverable on unpaid losses	174.7	150.4
Gross ending balance	$1,368.8	$1,343.8
(1) Resulting from the sale of Star & Shield in the first quarter of 2017, SSIE is no longer consolidated. See Note 17 — “Held for Sale and Discontinued Operations”.

Loss and LAE incurred relating to prior year losses for the three months ended March 31, 2017
For the three months ended March 31, 2017, White Mountains did not experience any net loss reserve development on prior accident year reserves, as unfavorable reserve development at OneBeacon, primarily in Healthcare due to an adverse settlement on a single claim was offset by favorable reserve development driven by Technology, Accident & Health and
Entertainment resulting from favorable loss experience.

Loss and LAE incurred relating to prior year losses for the three months ended March 31, 2016
For the three months ended March 31, 2016, White Mountains experienced net favorable loss reserve development of $0.1 million. For the three months ended March 31, 2016, OneBeacon did not experience any net loss reserve development on prior accident year reserves, as favorable development from several businesses, including Technology and Accident, was offset by unfavorable development primarily in Healthcare. For the three months ended March 31, 2016, SSIE had net favorable loss reserve development of $0.1 million.

Note 4. Third Party Reinsurance

In the normal course of business, White Mountains’s insurance subsidiaries may seek to limit losses that may arise from catastrophes or other events by reinsuring with third party reinsurers. White Mountains remains liable for risks reinsured in the event that the reinsurer does not honor its obligations under reinsurance contracts.

OneBeacon
At March 31, 2017, OneBeacon had $3.4 million and $174.7 million of reinsurance recoverables on paid and unpaid losses. At December 31, 2016, OneBeacon had $6.6 million and $172.9 million of reinsurance recoverables on paid and unpaid losses. Reinsurance contracts do not relieve OneBeacon of its obligation to its policyholders. OneBeacon is selective with its reinsurers, placing reinsurance with only those reinsurers having a strong financial condition. OneBeacon monitors the financial strength and ratings of its reinsurers on an ongoing basis. Uncollectible amounts related to the ongoing specialty business historically have not been significant.
Effective May 1, 2017, OneBeacon renewed its property catastrophe reinsurance program through April 30, 2018. The program provides coverage for OneBeacon's property business as well as certain acts of terrorism. Under the program, the first $20.0 million of losses resulting from any single catastrophe are retained, with 100.0% of the next $110.0 million of losses resulting from the catastrophe being reinsured. Any part of a catastrophe loss in excess of $130.0 million would be retained in full. In the event of a catastrophe, OneBeacon's property catastrophe reinsurance program is reinstated for the remainder of the original contract term by paying a reinstatement premium that is based on the percentage of coverage reinstated and the original property catastrophe coverage premium.

Note 5.  Investments Securities

White Mountains’s invested assets consist of investment securities and other long-term investments held for general investment purposes.  The portfolio of investment securities includes fixed maturity investments, short-term investments, common equity securities, and other-long term investments, which are all classified as trading securities. Trading securities are reported at fair value as of the balance sheet date.  Net realized and unrealized investment gains (losses) on trading securities are reported in pre-tax revenues.
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
Realized investment gains (losses) resulting from sales of investment securities are accounted for using the specific identification method.  Premiums and discounts on all fixed maturity investments are amortized or accreted to income over the anticipated life of the investment.  Short-term investments consist of interest-bearing money market funds, certificates of deposit and other securities which, at the time of purchase, mature or become available for use within one year.  Short-term investments are carried at amortized or accreted cost, which approximated fair value as of March 31, 2017 and December 31, 2016.
Other long-term investments consist primarily of hedge funds, private equity funds, unconsolidated private capital investments and the OneBeacon Surplus Notes.

Net Investment Income
White Mountains’s net investment income is comprised primarily of interest income associated with White Mountains’s fixed maturity investments and short-term investments and dividend income from its common equity securities and other long- term investments. Pre-tax net investment income for the three months ended March 31, 2017 and 2016 consisted of the following:

	Three Months Ended
	March 31,
Millions	2017	2016
Investment income:
Fixed maturity investments	$24.5	$14.5
Short-term investments	.3	.2
Common equity securities	2.1	1.2
Other long-term investments	(.1)	2.8
Total investment income	26.8	18.7
Third-party investment expenses	(.7)	(.8)
Net investment income, pre-tax	$26.1	$17.9

Net Realized and Unrealized Investment Gains (Losses)
Net realized and unrealized investment gains (losses) consisted of the following:

	Three Months Ended
	March 31,
Millions	2017	2016
Net realized investment gains, pre-tax	$1.1	$256.8
Net unrealized investment gains (losses), pre-tax	50.2	(227.3)
Net realized and unrealized investment gains, pre-tax	51.3	29.5
Income tax expense attributable to net realized and unrealized investment gains	(7.2)	(8.5)
Net realized and unrealized investment gains, after tax	$44.1	$21.0

Net realized investment gains (losses)
Net realized investment gains (losses) for the three months ended March 31, 2017 and 2016 consisted of the following:

	Three Months Ended			Three Months Ended
	March 31, 2017			March 31, 2016
Millions	Net realized (losses) gains	Net foreign currency gains	Total net realized (losses) gains reflected in earnings	Net realized (losses) gains	Net foreign currency gains (losses)	Total net realized (losses) gains reflected in earnings
Fixed maturity investments	$(2.2)	$.1	$(2.1)	$(1.1)	$—	$(1.1)
Common equity securities	1.2	.1	1.3	257.6	—	257.6
Other long-term investments	1.9	—	1.9	.3	—	.3
Net realized investment gains, pre-tax	.9	.2	1.1	256.8	—	256.8
Income tax expense attributable to net realized investment gains	(.7)	—	(.7)	(42.9)	—	(42.9)
Net realized investment gains, after tax	$.2	$.2	$.4	$213.9	$—	$213.9

Net unrealized investment gains (losses)
The following table summarizes net unrealized investment gains (losses) and changes in the carrying value of investments measured at fair value:

	Three Months Ended			Three Months Ended
	March 31, 2017			March 31, 2016
Millions	Net unrealized gains	Net foreign currency gains (losses)	Total net unrealized gains reflected in earnings	Net unrealized gains (losses)	Net foreign currency gains	Total net unrealized gains (losses) reflected in earnings
Fixed maturity investments	$17.5	$1.7	$19.2	$21.7	$—	$21.7
Common equity securities	29.1	.5	29.6	(249.8)	2.4	(247.4)
Other long-term investments	4.2	.2	4.4	(2.0)	.4	(1.6)
Forward contracts	—	(3.0)	(3.0)	—	—	—
Net unrealized investment gains (losses), pre-tax	50.8	(.6)	50.2	(230.1)	2.8	(227.3)
Income tax (expense) benefit attributable to net unrealized investment gains (losses)	(6.5)	—	(6.5)	34.4	—	34.4
Net unrealized investment gains (losses), after tax	$44.3	$(.6)	$43.7	$(195.7)	$2.8	$(192.9)

The following table summarizes the amount of total gains (losses) included in earnings attributable to unrealized investment gains (losses) for Level 3 investments for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
Millions	2017	2016
Fixed maturity investments	$.2	$.5
Other long-term investments	(1.9)	1.1
Total unrealized investment (losses) gains, pre-tax - Level 3 investments	$(1.7)	$1.6

Investment Holdings
The cost or amortized cost, gross unrealized investment gains (losses), net foreign currency gains (losses), and carrying values of White Mountains’s fixed maturity investments as of March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
U.S. Government and agency obligations	$110.7	$—	$(.4)	$—	$110.3
Debt securities issued by corporations	1,680.2	10.5	(7.6)	3.7	1,686.8
Municipal obligations	328.9	2.8	(1.4)	—	330.3
Mortgage and asset-backed securities	2,020.0	5.1	(8.7)	—	2,016.4
Foreign government, agency and provincial obligations	17.3	.4	—	.2	17.9
Preferred stocks	8.3	5.4	—	—	13.7
Total fixed maturity investments	$4,165.4	$24.2	$(18.1)	$3.9	$4,175.4

	December 31, 2016
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
U.S. Government and agency obligations	$281.7	$.1	$(3.5)	$—	$278.3
Debt securities issued by corporations	1,512.6	8.4	(13.7)	2.1	1,509.4
Municipal obligations	308.8	1.9	(1.7)	—	309.0
Mortgage and asset-backed securities	2,141.7	2.6	(11.4)	—	2,132.9
Foreign government, agency and provincial obligations	12.9	.3	—	—	13.2
Preferred stocks	8.3	5.7	—	—	14.0
Total fixed maturity investments	$4,266.0	$19.0	$(30.3)	$2.1	$4,256.8
Less: fixed maturity investments reclassified to assets held for sale related to SSIE					(6.6)
Total fixed maturity investments					$4,250.2

The cost or amortized cost, gross unrealized investment gains (losses), net foreign currency gains (losses), and carrying values of White Mountains’s common equity securities and other long-term investments as of March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Carrying value
Common equity securities	$537.9	$65.0	$(2.4)	$.5	$601.0
Other long-term investments	$321.9	$39.7	$(23.3)	$(6.6)	$331.7

	December 31, 2016
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency (losses)	Carrying value
Common equity securities	$440.8	$35.9	$(2.4)	$—	$474.3
Other long-term investments	$314.9	$40.3	$(28.0)	$(3.9)	$323.3

Other Long-term Investments
Other long-term investments consist of the following as of March 31, 2017 and December 31, 2016:

	Carrying Value at
Millions	March 31, 2017	December 31, 2016
Hedge funds and private equity funds, at fair value	$147.2	$131.0
Private equity securities and limited liability companies, at fair value (1)(2)	72.4	72.0
OneBeacon Surplus Notes, at fair value (1)	69.6	71.9
Private convertible preferred securities, at fair value (1)	30.7	30.6
Tax advantaged federal affordable housing development fund (3)	11.7	12.3
Partnership investments accounted for under the equity method	3.0	3.5
Forward Contracts	(4.2)	(1.2)
Other	1.3	3.2
Total other-long term investments	$331.7	$323.3
(1) See Fair Value Measurements by Level table.
(2) White Mountains holds a 20% ownership interest in OneTitle Holdings LLC (“OTH”) and has provided a $10.0 million surplus note facility under which OTH’s wholly-owned insurance subsidiary, OneTitle National Guaranty Company, Inc. may, under certain circumstances, draw funds. At March 31, 2017, no funds had been drawn on the surplus note facility.
(3) Fund accounted for using the proportional amortization method.

Hedge Funds and Private Equity Funds
White Mountains holds investments in hedge funds and private equity funds, which are included in other long-term investments. The fair value of these investments are generally estimated using the net asset value (“NAV”) of the funds. As of March 31, 2017, White Mountains held investments in 5 hedge funds and 20 private equity funds.  The largest investment in a single fund was $54.2 million as of March 31, 2017 and $36.5 million as of December 31, 2016. The following table summarizes investments in hedge funds and private equity funds by investment objective and sector as of March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
Millions	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Hedge funds
Long/short banks and financials	$54.2	$—	$36.5	$—
Long/short equity REIT	19.7	—	19.9	—
Other	2.2	—	3.4	—
Total hedge funds	76.1	—	59.8	—

Private equity funds
Aerospace/Defense/Government	24.4	23.6	19.4	25.9
Manufacturing/Industrial	18.8	22.2	15.9	22.4
Multi-sector	11.0	2.0	11.4	2.0
Direct lending/Mezzanine debt	5.5	32.0	1.8	35.7
Healthcare	3.4	.4	3.5	.4
Energy infrastructure & services	2.8	3.0	14.1	3.2
Private equity secondaries	2.5	2.1	3.0	2.1
Financial Services	1.5	4.5	1.0	5.0
Insurance	.9	41.3	.8	41.3
Real estate	.3	.1	.3	.1
Total private equity funds	71.1	131.2	71.2	138.1
Total hedge funds and private equity funds included in other long-term investments	$147.2	$131.2	$131.0	$138.1

Redemption of investments in certain hedge funds is subject to restrictions including lock-up periods where no redemptions or withdrawals are allowed, restrictions on redemption frequency and advance notice periods for redemptions.  Amounts requested for redemptions remain subject to market fluctuations until the redemption effective date, which generally falls at the end of the defined redemption period. As of March 31, 2017, one hedge fund with a fair value of $38.3 million was subject to a lock-up period that expires on September 1, 2018.
The following summarizes the March 31, 2017 fair value of hedge funds subject to restrictions on redemption frequency and advance notice period requirements for investments in active hedge funds:

	Notice Period
Millions Redemption frequency	30-59 days notice	60-89 days notice	90-119 days notice	Total
Monthly	$—	$—	$—	$—
Quarterly	15.9	—	—	15.9
Semi-annual	38.3	19.7	—	58.0
Annual	—	—	2.2	2.2
Total	$54.2	$19.7	$2.2	$76.1

Certain of White Mountains’s investments in hedge funds are no longer active and are in the process of disposing of their underlying investments. Distributions from such funds are remitted to investors as the fund’s underlying investments are liquidated.  As of March 31, 2017, the hedge funds in liquidation had no value. The actual amount of any final distribution remittances remain subject to market fluctuations. The date at which such remittances, if any, will be received is not determinable as of March 31, 2017.

White Mountains has also submitted redemption requests for certain of its investments in active hedge funds.  As of March 31, 2017, redemptions of $2.2 million are outstanding that would be subject to market fluctuations. The date at which such redemptions will be received is not determinable as of March 31, 2017. Redemptions are recorded as receivables when the investment is no longer subject to market fluctuations.
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
As of March 31, 2017, investments in private equity funds were subject to lock-up periods as follows:

Millions	1-3 years	3 – 5 years	5 – 10 years	>10 years	Total
Private Equity Funds — expected lock-up period remaining	$18.4	$23.3	$22.2	$7.2	$71.1

OneBeacon Surplus Notes
In the fourth quarter of 2014, in conjunction with OneBeacon's sale of its runoff business to an affiliate of Armour Group Holdings Limited (the “OneBeacon Runoff Transaction”), OneBeacon provided financing in the form of the OneBeacon Surplus Notes with a par value of $101.0 million, which had a fair value of $69.6 million and $71.9 million as of March 31, 2017 and December 31, 2016. Subsequent to closing, the OneBeacon Surplus Notes are included in OneBeacon’s investment portfolio, classified within other long-term investments.
The internal valuation model used to estimate the fair value of the OneBeacon Surplus Notes is based on discounted expected cash flows using information as of the measurement date. The estimated fair value of the surplus notes is sensitive to changes in public debt credit spreads, as well as changes in estimates with respect to other variables including a discount to reflect the private nature of the notes (and the related lack of liquidity), the credit quality of the notes, based on the financial performance of the Issuer relative to expectations, and the timing, amount, and likelihood of interest and principal payments on the notes, which are subject to regulatory approval and therefore may vary from the contractual terms. For the purposes of estimating fair value, OneBeacon has assumed that all accrued but unpaid interest on the seller priority note since the date of issuance is paid in 2020, with regular annual interest payments on both the seller priority note and the pari passu note beginning in 2021, all accrued but unpaid interest on the pari passu note since the date of issuance is paid in 2025 and principal repayments begin on a graduated basis in 2030 for the seller priority note and 2035 for the pari passu note. Although these variables involve considerable judgment, OneBeacon does not currently expect any resulting changes in the estimated value of the surplus notes to be material to its financial position. An interest payment of $2.4 million was received in the three months ended March 31, 2016.
Below is a table illustrating the valuation adjustments taken to arrive at estimated fair value of the OneBeacon Surplus Notes as of March 31, 2017 and December 31, 2016:

	Type of Surplus Note		Total as of March 31, 2017	Total as of December 31, 2016
Millions	Seller Priority	Pari Passu
Par Value	$57.9	$43.1	$101.0	$101.0
Fair value adjustments to reflect:
Current market rates on public debt and contract-based repayments(1)	7.2	1.8	9.0	5.1
Regulatory approval (2)	2.9	(13.2)	(10.3)	(15.6)
Liquidity adjustment (3)	(19.9)	(10.2)	(30.1)	(18.6)
Total adjustments	(9.8)	(21.6)	(31.4)	(29.1)
Fair value (4)	$48.1	$21.5	$69.6	$71.9

(1)
Represents the value of the surplus notes, at current market yields on comparable publicly traded debt, and assuming issuer is allowed to make principal and interest payments when its financial capacity is available, as measured by statutory capital in excess of a 250% RBC score under the National Association of Insurance Commissioners’ risk-based capital standards for property and casualty companies. The favorable year-to-date change in impact is due principally to the narrowing of non-investment grade credit spreads as well as the time value of money benefit from moving three months closer to modeled cash receipts.

(2)
Represents anticipated delay in securing regulatory approvals of interest and principal payments to reflect graduated changes in Issuer's statutory surplus. The monetary impact of the anticipated delay is measured based on credit spreads of public securities with roughly equivalent percentages of discounted payments missed. The favorable year-to-date change in impact is driven primarily by the narrowing of non-investment grade credit spreads, which causes negative valuation impact from the anticipated delay in securing regulatory approval to be lower.

(3) Represents impact of liquidity spread to account for OneBeacon's sole ownership of the notes, lack of a trading market, and unique nature of the ongoing regulatory approval process. The unfavorable year-to-date change in impact is due largely to an increase in the assumed liquidity spread to 400 basis points at March 31, 2017 from 250 basis points at December 31, 2016.
(4) The decrease in the fair value of the surplus notes during the three months ended March 31, 2017 was driven primarily by an increase in the assumed liquidity spread, partially offset by the narrowing of non-investment grade credit spreads as well as the time value of money benefit generated by moving three months closer to modeled cash receipts.

Fair value measurements as of March 31, 2017
Fair value measurements are categorized into a hierarchy that distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). Quoted prices in active markets for identical assets or liabilities have the highest priority (“Level 1”), followed by observable inputs other than quoted prices, including prices for similar but not identical assets or liabilities (“Level 2”) and unobservable inputs, including the reporting entity’s estimates of the assumptions that market participants would use, having the lowest priority (“Level 3”). As of March 31, 2017 and December 31, 2016, White Mountains used quoted market prices or other observable inputs to determine fair value for approximately 93% and 94% of its investment portfolio. Investments valued using Level 1 inputs include fixed maturity investments, primarily investments in U.S. Treasuries, short-term investments, which include U.S. Treasury Bills and common equity securities. Investments valued using Level 2 inputs are primarily comprised of fixed maturity investments, which have been disaggregated into classes, including debt securities issued by corporations, municipal obligations, mortgage and asset-backed securities, foreign government, agency and provincial obligations and preferred stocks. Investments valued using Level 2 inputs also include certain passive exchange traded funds (“ETFs”) that track U.S. stock indices such as the S&P 500 but are traded on foreign exchanges and that management values using the fund manager’s published NAV to account for the difference in market close times. Fair value estimates for investments that trade infrequently and have few or no observable market prices are classified as Level 3 measurements. Level 3 fair value estimates based upon unobservable inputs include White Mountains’s investments in the OneBeacon Surplus Notes, as well as certain investments in fixed maturity investments, common equity securities and other long-term investments where quoted market prices are unavailable or are not considered reasonable. Transfers between levels are based on investments held as of the beginning of the period.
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

The valuation process described above is generally applicable to all of White Mountains’s fixed maturity investments. The techniques and inputs specific to asset classes within White Mountains’s fixed maturity investments for Level 2 securities that use observable inputs are as follows:

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
White Mountains employs a number of procedures to assess the reasonableness of the fair value measurements for its other long-term investments, including obtaining and reviewing periodic and audited annual financial statements of hedge funds and private equity funds and discussing each fund’s pricing with the fund manager throughout the year. However, since the fund managers do not provide sufficient information to evaluate the pricing inputs and methods for each underlying investment, the inputs are considered to be unobservable. The fair value of White Mountains’s investments in hedge funds and private equity funds has generally been determined using the fund manager's NAV. In the event White Mountains believes that its estimate of NAV of a hedge fund or private equity fund differs from that reported by the fund manager due to illiquidity or other factors, White Mountains will adjust the reported NAV to more appropriately represent the fair value of its interest in the hedge fund or private equity fund investment. As of March 31, 2017 and December 31, 2016, White Mountains recorded negative adjustments of $1.0 million and $5.0 million to the reported NAV of certain investments in hedge funds and private equity funds.

Fair Value Measurements by Level
The following tables summarize White Mountains’s fair value measurements for investments as of March 31, 2017 and December 31, 2016 by level. The major security types were based on the legal form of the securities. White Mountains has disaggregated its fixed maturity investments based on the issuing entity type, which impacts credit quality, with debt securities issued by U.S. government entities carrying minimal credit risk, while the credit and other risks associated with other issuers, such as corporations, foreign governments, municipalities or entities issuing mortgage and asset-backed securities vary depending on the nature of the issuing entity type. White Mountains further disaggregates debt securities issued by corporations and common equity securities by industry sector because investors often reference commonly used benchmarks and their subsectors to monitor risk and performance. Accordingly, White Mountains has further disaggregated these asset classes into subclasses based on the similar sectors and industry classifications it uses to evaluate investment risk and performance against commonly used benchmarks, such as the Bloomberg Barclays U.S. Intermediate Aggregate and S&P 500 indices. The fair value measurements for derivative assets associated with White Mountains’s variable annuity business are presented in Note 9.

	March 31, 2017
Millions	Fair Value	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. Government and agency obligations	$110.3	$100.8	$9.5	$—

Debt securities issued by corporations:
Consumer	362.9	—	362.9	—
Financials	263.3	—	263.3	—
Health Care	248.4	—	248.4	—
Utilities	229.3	—	229.3	—
Industrial	174.5	—	174.5	—
Communications	135.9	—	135.9	—
Technology	118.1	—	118.1	—
Materials	101.9	—	101.9	—
Energy	52.5	—	52.5	—
Total debt securities issued by corporations	1,686.8	—	1,686.8	—

Mortgage and asset-backed securities	2,016.4	—	1,958.1	58.3
Municipal obligations	330.3	—	330.3	—
Foreign government, agency and provincial obligations	17.9	.6	17.3	—
Preferred stocks	13.7	—	13.7	—
Total fixed maturity investments	4,175.4	101.4	4,015.7	58.3

Short-term investments(4)	230.9	227.9	3.0	—

Common equity securities:
Exchange traded funds (1)	384.8	330.6	54.2	—
Consumer	32.2	32.2	—	—
Health Care	27.1	27.1	—	—
Financials	18.2	18.2	—	—
Technology	16.1	16.1	—	—
Communications	13.9	13.9	—	—
Industrial	9.0	9.0	—	—
Energy	7.7	7.7	—	—
Materials	5.1	5.1	—	—
Utilities	1.0	1.0	—	—
Other	85.9	—	85.9	—
Total common equity securities	601.0	460.9	140.1	—

Other long-term investments (2)(3)	174.0	—	—	174.0
Total investments	$5,181.3	$790.2	$4,158.8	$232.3
(1) ETFs traded on foreign exchanges are priced using the fund's published NAV to account for the difference in market close times and are therefore designated a level 2 measurement.
(2) Excludes carrying value of $3.0 associated with other long-term investment limited partnerships accounted for using the equity method and $(4.2) related to foreign currency forward contracts. Excludes carrying value of $11.7 associated with a tax advantaged federal affordable housing development fund accounted for using the proportional amortization method.
(3) Excludes carrying value of $147.2 associated with hedge funds and private equity funds for which fair value is measured at NAV using the practical expedient.
(4) Short-term investments are measured at amortized cost, which approximates fair value.

	December 31, 2016
Millions	Fair Value	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. Government and agency obligations	$278.3	$268.8	$9.5	$—

Debt securities issued by corporations:
Consumer	385.6	—	385.6	—
Health Care	244.2	—	244.2	—
Utilities	180.3	—	180.3	—
Financials	176.0	—	176.0	—
Industrial	146.4	—	146.4	—
Communications	131.4	—	131.4	—
Materials	102.6	—	102.6	—
Technology	89.4	—	89.4	—
Energy	53.5	—	53.5	—
Total debt securities issued by corporations	1,509.4	—	1,509.4	—

Mortgage and asset-backed securities	2,132.9	—	2,132.9	—
Municipal obligations	309.0	—	309.0	—
Foreign government, agency and provincial obligations	13.2	.6	12.6	—
Preferred stocks	14.0	—	14.0	—
Total fixed maturity investments(4)	4,256.8	269.4	3,987.4	—

Short-term investments(4)(5)	287.1	274.4	12.7	—

Common equity securities:
Exchange traded funds(1)	321.6	270.4	51.2	—
Health Care	20.9	20.9	—	—
Consumer	12.9	12.9	—	—
Financials	11.6	11.6	—	—
Technology	11.0	11.0	—	—
Communications	10.5	10.5	—	—
Energy	3.7	3.7	—	—
Industrial	2.2	2.2	—	—
Other	79.9	—	79.9	—
Total common equity securities	474.3	343.2	131.1	—

Other long-term investments (2)(3)	177.7	—	—	177.7
Total investments(4)	$5,195.9	$887.0	$4,131.2	$177.7
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

Debt securities issued by corporations
The following table summarizes the ratings of debt securities issued by corporations held in White Mountains’s investment portfolio as of March 31, 2017 and December 31, 2016:

	Fair Value at
Millions	March 31, 2017	December 31, 2016
AA	93.1	100.9
A	484.7	381.9
BBB	846.5	786.5
BB	240.2	214.0
B	22.3	26.1
Debt securities issued by corporations(1)	$1,686.8	$1,509.4
(1) Credit ratings are assigned based on the following hierarchy: 1) Standard & Poor’s Financial Services LLC ("Standard & Poor's") and 2) Moody's Investor Services ("Moody’s").

Mortgage and Asset-backed Securities
White Mountains purchases commercial mortgage-backed securities (“CMBS”) and residential mortgage-backed securities (“RMBS”) with the goal of maximizing risk adjusted returns in the context of a diversified portfolio. White Mountains considers sub-prime mortgage-backed securities as those that have underlying loan pools that exhibit weak credit characteristics, or those that are issued from dedicated sub-prime shelves or dedicated second-lien shelf registrations (i.e., White Mountains considers investments backed primarily by second-liens to be sub-prime risks regardless of credit scores or other metrics). White Mountains did not hold any RMBS categorized as sub-prime as of March 31, 2017.
White Mountains categorizes mortgage-backed securities as “non-prime” (also called “Alt A” or “A-”) if they are backed by collateral that has overall credit quality between prime and sub-prime based on White Mountains’s review of the characteristics of their underlying mortgage loan pools, such as credit scores and financial ratios. As of March 31, 2017, White Mountains did not hold any RMBS classified as non-prime. White Mountains’s non-agency RMBS portfolio is generally moderate-term and structurally senior. White Mountains does not own any collateralized loan obligations. White Mountains does not own any collateralized debt obligations, with the exception of $33.9 million of non-agency RMBS resecuritization tranches, each a senior tranche in its own right and each collateralized by a single earlier vintage Super Senior or Senior non-agency RMBS.
The following table summarizes the carrying value of White Mountains’s mortgage and asset-backed securities as of March 31, 2017 and December 31, 2016:

	March 31, 2017			December 31, 2016
Millions	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
Mortgage-backed securities:
Agency:
GNMA	$249.0	$249.0	$—	$283.9	$283.9	$—
FNMA	270.1	270.1	—	278.3	278.3	—
FHLMC	86.1	86.1	—	89.8	89.8	—
Total Agency(1)	605.2	605.2	—	652.0	652.0	—
Non-agency:
Residential	309.9	251.6	58.3	205.3	205.3	—
Commercial	126.9	126.9	—	127.5	127.5	—
Total Non-agency	436.8	378.5	58.3	332.8	332.8	—

Total mortgage-backed securities	1,042.0	983.7	58.3	984.8	984.8	—
Other asset-backed securities:
Credit card receivables	383.0	383.0	—	438.3	438.3	—
Vehicle receivables	353.0	353.0	—	479.5	479.5	—
Other	238.4	238.4	—	230.3	230.3	—
Total other asset-backed securities	974.4	974.4	—	1,148.1	1,148.1	—
Total mortgage and asset-backed securities	$2,016.4	$1,958.1	$58.3	$2,132.9	$2,132.9	$—
(1)  Represents publicly traded mortgage-backed securities which carry the full faith and credit guaranty of the U.S. government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

Non-agency Mortgage-backed Securities
The security issuance years of White Mountains’s investments in non-agency RMBS and non-agency CMBS securities as of March 31, 2017 are as follows:

					Security Issuance Year
Millions	Fair Value	2004	2005	2006	2008	2010	2011	2012	2013	2014	2015	2016	2017
Non-agency RMBS	$309.9	$18.1	$5.3	$2.8	$2.4	$6.0	$8.4	$4.2	$19.8	$49.4	$104.2	$34.5	$54.8
Non-agency CMBS	126.9	—	—	—	—	4.1	—	18.1	11.5	23.4	44.2	25.6	—
Total	$436.8	$18.1	$5.3	$2.8	$2.4	$10.1	$8.4	$22.3	$31.3	$72.8	$148.4	$60.1	$54.8

Non-agency Residential Mortgage-backed Securities
The classification of the underlying collateral quality and the tranche levels of White Mountains’s non-agency RMBS securities are as follows as of March 31, 2017:

Millions	Fair Value	Super Senior (1)	Senior (2)	Subordinate (3)
Prime	$309.9	$104.9	$205.0	$—
Non-prime	—	—	—	—
Sub-prime	—	—	—	—
Total	$309.9	$104.9	$205.0	$—
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

Non-agency Commercial Mortgage-backed Securities
White Mountains’s non-agency CMBS portfolio is generally short-term and structurally senior, with more than 25 points of subordination on average for both fixed rate and floating rate as of March 31, 2017. In general, subordination represents the percentage principal loss on the underlying collateral that would have to be absorbed by other securities lower in the capital structure before the more senior security incurs a loss.  As of March 31, 2017, none of the underlying loans of the non-agency CMBS held by White Mountains were reported as non-performing.
The amount of fixed and floating rate securities and their tranche levels of White Mountains’s non-agency CMBS securities are as follows as of March 31, 2017:

Millions	Fair Value	Super Senior (1)	Senior (2)	Subordinate (3)
Fixed rate CMBS	$115.2	$1.6	$70.1	$43.5
Floating rate CMBS	11.7	—	—	11.7
Total	$126.9	$1.6	$70.1	$55.2
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

Rollforward of Fair Value Measurements by Level
 White Mountains uses quoted market prices where available as the inputs to estimate fair value for its investments in active markets. Such measurements are considered to be either Level 1 or Level 2 measurements, depending on whether the quoted market price inputs are for identical securities (Level 1) or similar securities (Level 2). Level 3 measurements for fixed maturity investments, common equity securities, and other long-term investments as of March 31, 2017 and 2016 consist of securities for which the estimated fair value has not been determined based upon quoted market price inputs for identical or similar securities.
The following tables summarize the changes in White Mountains’s fair value measurements by level for the three months ended March 31, 2017 and 2016:

			Level 3 Investments
Millions	Level 1 investments	Level 2 investments	Fixed maturity investments	Common equity securities	Other long-term investments	Hedge Funds and Private Equity Funds measured at NAV(3)	Total
Balance at January 1, 2017	$612.5	$4,118.5	$—	$—	$177.7	$131.0	$5,039.7	(1)(2)(4)
Total realized and unrealized gains (losses)	22.4	25.5	.2	—	(1.9)	8.2	54.4
Amortization/Accretion	—	(6.5)	—	—	—	—	(6.5)
Purchases	124.5	890.4	58.1	—	.2	22.1	1,095.3
Sales	(197.1)	(866.9)		—	(2.0)	(14.1)	(1,080.1)
Deconsolidation of SSIE	—	(5.2)	—	—	—		(5.2)
Transfers in	—	—	—	—	—	—	—
Transfers out	—	—	—	—	—	—	—
Balance at March 31, 2017	$562.3	$4,155.8	$58.3	$—	$174.0	$147.2	$5,097.6	(1)(2)
(1)  Excludes carrying value of $3.5 and $3.0 at January 1, 2017 and March 31, 2017 associated with other long-term investments accounted for using the equity method and $(1.2) and $(4.2) related to foreign currency forward contracts. Excludes carrying value of $12.3 and $11.7 at January 1, 2017 and March 31, 2017 associated with a tax advantaged federal affordable housing development fund accounted for using the proportional amortization method.
(2)  Excludes carrying value of $287.1 and $230.9 at January 1, 2017 and March 31, 2017 associated with short-term investments, of which $0.1 is classified as held for sale at January 1, 2017.
(3) Investments for which fair value is measured at NAV using the practical expedient are no longer classified within the fair value hierarchy. See Note 1 — “Summary of Significant Accounting Policies”.
(4)  Includes carrying value of $6.6 of fixed maturity investments at January 1, 2017 that is classified as assets held for sale related to SSIE.

			Level 3 Investments
Millions	Level 1 investments	Level 2 investments	Fixed maturity investments	Common equity securities	Other long-term investments	Hedge Funds and Private Equity Funds measured at NAV(3)	Total
Balance at January 1, 2016	$1,152.2	$2,531.4	$70.0	$—	$169.5	$127.8	$4,050.9	(1)(2)(4)
Total realized and unrealized gains (losses)	11.3	19.1	.5	—	1.1	(2.4)	29.6
Amortization/Accretion	—	(4.2)	—	—	—	—	(4.2)
Purchases	109.0	292.4	—	—	2.1	8.9	412.4
Sales	(852.9)	(272.6)	—	—	—	(3.0)	(1,128.5)
Transfers in	—	—	—	—	—	—	—
Transfers out	—	—	—	—	—	—	—
Balance at March 31, 2016	$419.6	$2,566.1	$70.5	$—	$172.7	$131.3	$3,360.2	(1)(2)(4)
(1) Excludes carrying value of $3.8 and $3.7 at January 1, 2016 and March 31, 2016 associated with other long-term investment limited partnerships accounted for using the equity method. Excludes carrying value of $14.7 and $14.1 at January 1, 2016 and March 31, 2016 associated with a tax advantaged federal affordable housing development fund accounted for using the proportional amortization method.
(2) Excludes carrying value of $211.3 million and $261.7 million at January 1, 2016 and March 31, 2016 associated with short-term investments of which $0.1 and $0.3 is classified as held for sale at January 1, 2016 and March 31, 2016.
(3) Investments for which fair value is measured at NAV using the practical expedient are no longer classified within the fair value hierarchy. See Note 1 — “Summary of Significant Accounting Policies”.
(4)  Includes carrying value of $9.5 and $9.4 of fixed maturity investments at January 1, 2016 and March 31, 2016 that is classified as assets held for sale related to SSIE.

Fair Value Measurements — transfers between levels - Three-month period ended March 31, 2017 and 2016
Transfers between levels are recorded using the fair value measurement as of the end of the quarterly period in which the event or change in circumstance giving rise to the transfer occurred.
During the first three months of 2017 and the first three months of 2016, there were no fixed maturity investments classified as Level 3 measurements in the prior period that were transferred to Level 2 measurements.

Significant Unobservable Inputs
The following summarizes significant unobservable inputs used in estimating the fair value of investment securities, other than hedge funds and private equity funds, classified within Level 3 as of March 31, 2017 and December 31, 2016. The fair value of investments in hedge funds and private equity funds are generally estimated using the NAV of the funds.

Description	March 31, 2017
$ in millions, except share price	Rating(6)	Valuation Technique(s)	Fair Value(1)	Unobservable Input
Non-agency residential mortgage-backed securities	AAA	Broker pricing	$58.3	Broker quote		102.56
Private equity security	NR	Share price of most recent transaction	$21.0	Share price	-	$1.00
Private equity security	NR	Discounted cash flow	$22.1	Discount rate	-	25.0%
Private equity security	NR	Share price of most recent transaction	$3.4	Share price	-	$2.52
Private convertible preferred security	NR	Multiple of EBITDA	$3.7	EBITDA multiple	-	6.00
Private convertible preferred security	NR	Share price of most recent transaction	$27.0	Share price	-	$3.83
Community development tax incentive investment	NR	Member share of GAAP net equity	$14.5	GAAP net equity		$14.5
Private equity security	NR	Discounted cash flow/ Option pricing method	$9.4	Discount rate	-	21.0%
				Time until expiration	-	4 years
			Volatility/Standard deviation		-	50.0%
			Risk free rate		-	1.00%
OneBeacon Surplus Notes:	NR
- Seller priority		Discounted cash flow	$48.1	Discount rate (2)	-	10.6%
			Timing of interest payments (4)		-	2020
			Timing of principal payments (4)		-	2030
- Pari passu		Discounted cash flow	$21.5	Discount rate (3)	-	15.0%
			Timing of interest payments (5)		-	2021
			Timing of principal payments (5)		-	2035
(1) Includes the net unrealized investment gains (losses) associated with foreign currency; foreign currency effects based on observable inputs.
(2) Stochastic modeling supporting the fair value estimation indicates that the average percentage of discounted payments missed on the seller priority note is roughly equivalent to that of a conventional debt security with a credit rating of ‘B’. The corresponding credit spread, increased to 400 bps as of March 31, 2017 from 250 bps as of December 31, 2016 to reflect an increase in the assumed liquidity spread for the seller priority note.
(3) Stochastic modeling supporting the fair value estimation indicates that the average percentage of discounted payments missed on the pari passu note is roughly equivalent to that of a conventional debt security with a credit rating of ‘CCC’. The corresponding credit spread, increased to 400 bps as of March 31, 2017 from 250 bps as of December 31, 2016 to reflect an increase in the assumed liquidity spread for the pari passu note.
(4) As of March 31, 2017, OneBeacon has assumed for the purpose of estimating fair value that all accrued but unpaid interest on the seller priority note since the date of issuance is paid in 2020, with regular annual interest payments beginning thereafter. Principal repayments are assumed to begin on a graduated basis in 2030.
(5) As of March 31, 2017, OneBeacon has assumed for the purpose of estimating fair value that regular annual interest payments on the pari passu note begin in 2021. All accrued but unpaid interest since the date of issuance is assumed to be paid in 2025. Principal repayments are assumed to begin on a graduated basis in 2035.
(6) Credit ratings are assigned based on the following hierarchy: 1) Standard and Poor's and 2) Moody’s.

Description	December 31, 2016
$ in millions, except share price	Valuation Technique(s)	Fair Value (1)	Unobservable Input
Private equity security	Share price of most recent transaction	$21.0	Share price	-	$1.00
Private equity security	Discounted cash flow	$22.1	Discount rate	-	25.0%
Private equity security	Share price of most recent transaction	$3.2	Share price	-	$2.52
Private convertible preferred security	Multiple of EBITDA	$3.6	EBITDA multiple	-	6.00
Private convertible preferred security	Share price of most recent transaction	$27.0	Share price	-	$3.83
Community development tax incentive investment	Member share of GAAP net equity	$14.3	GAAP net equity		$14.3
Private equity security	Discounted cash flow/ Option pricing method	$9.3	Discount rate	-	21.0%
			Time until expiration	-	4 years
		Volatility/Standard deviation		-	50.0%
		Risk free rate		-	1.00%
OneBeacon Surplus Notes:
- Seller priority	Discounted cash flow	$51.1	Discount rate (2)	-	9.6%
		Timing of interest payments (4)		-	2020
		Timing of principal payments (4)		-	2030
- Pari passu	Discounted cash flow	$20.8	Discount rate (3)	-	15.0%
		Timing of interest payments (5)		-	2021
		Timing of principal payments (5)		-	2035
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
The following table shows the change in goodwill and other intangible assets:

	Three Months Ended March 31,
Millions	2017			2016
	Goodwill	Other intangible assets	Total	Goodwill	Other intangible assets	Total
Beginning balance	$31.7	$24.2	$55.9	$24.1	$31.3	$55.4
Add: Amounts held for sale at beginning of the period (1)	—	—	—	—	.4	.4
Acquisition of businesses	—	—	—	—	3.9	3.9
Amortization, including foreign currency translation	—	(2.9)	(2.9)	—	(3.1)	(3.1)
Less: Amounts held for sale at end of the period (1)	—	—	—	—	.3	.3
Ending balance	$31.7	$21.3	$53.0	$24.1	$32.2	$56.3
(1) See Note 17 — “Held for Sale and Discontinued Operations”.

Note 7.  Debt

White Mountains’s debt outstanding as of March 31, 2017 and December 31, 2016 consisted of the following:

Millions	March 31, 2017	Effective Rate (1)	December 31, 2016	Effective Rate (1)
WTM Bank Facility	$—	N/A	$—	N/A
OBH Senior Notes, at face value	275.0	4.7%	275.0	4.7%
Unamortized original issue discount and debt issuance costs	(1.8)		(1.8)
OBH Senior Notes, carrying value	273.2		273.2
OneBeacon Bank Facility	—	N/A	—	N/A
MediaAlpha Bank Facility	11.7	6.1%	12.9	5.7%
Unamortized issuance cost	(.2)		(.2)
MediaAlpha Bank Facility, carrying value	11.5		12.7
Total debt	$284.7		$285.9
 (1) Effective rate considers the effect of the debt issuance costs.

WTM Bank Facility
On August 14, 2013, White Mountains entered into a revolving credit facility with a syndicate of lenders administered by Wells Fargo Bank, N.A., which has a total commitment of $425.0 million and has a maturity date of August 14, 2018 (the “WTM Bank Facility”). As of March 31, 2017, the WTM Bank Facility was undrawn.
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

OneBeacon Bank Facility
On September 29, 2015, OneBeacon Ltd. and OneBeacon U.S. Holdings, Inc. (“OBH”), as co-borrowers and co-guarantors, entered into a revolving credit facility administered by U.S. Bank N.A. and also including BMO Harris Bank N.A., which has a total commitment of $65.0 million and has a maturity date of September 29, 2019 (the “OneBeacon Bank Facility”).  As of March 31, 2017, the OneBeacon Bank Facility was undrawn.
The OneBeacon Bank Facility contains various affirmative, negative and financial covenants which White Mountains considers to be customary for such borrowings, including certain minimum net worth and maximum debt to capitalization standards.

MediaAlpha Bank Facility
On July 23, 2015, MediaAlpha entered into a secured credit facility with Opus Bank, which has a total commitment of $20.0 million and has a maturity date of July 23, 2019 (the “MediaAlpha Bank Facility”).  The MediaAlpha Bank Facility consists of a $15.0 million term loan facility, which has an outstanding balance of $11.7 million as of March 31, 2017, and a revolving loan facility for $5.0 million, which is undrawn as of March 31, 2017. During the three months ended March 31, 2017, MediaAlpha repaid $1.2 million under the term loan facility. The MediaAlpha Bank Facility carries a variable interest rate that is based on the Prime Rate, as published by the Wall Street Journal, plus a spread of 1.5% as of March 31, 2017.
The MediaAlpha Bank Facility is secured by intellectual property and the common stock of MediaAlpha’s subsidiaries, and contains various affirmative, negative and financial covenants that White Mountains considers to be customary for such borrowings, including a maximum leverage ratio.

Compliance
At March 31, 2017, White Mountains was in compliance with the covenants under all of its debt instruments.

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
White Mountains’ income tax expense related to pre-tax income from continuing operations for the three months ended March 31, 2017, represented a net effective tax rate of 10.3%. The effective tax rate for the three months ended March 31, 2017 was lower than the U.S. statutory rate of 35% due to income generated in jurisdictions other than the United States.
White Mountains’s income tax benefit related to pre-tax income from continuing operations for the three months ended March 31, 2016, represented a net effective tax rate of (114.1)%. As noted below, the effective tax rate for the three months ended March 31, 2016 was impacted by a $12.8 million tax benefit on the settlement of the 2007-2009 IRS exam. Without the tax benefit on the settlement of the 2007-2009 IRS exam there would have been tax expense, which would have resulted in a net effective tax rate that is approximately the same as the U.S. statutory rate of 35%.
In arriving at the effective tax rate for the three months ended March 31, 2017 and 2016, White Mountains forecasted all income and expense items including the change in unrealized investment gains (losses) and realized investment gains (losses) for the years ending December 31, 2017 and 2016.

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
In the first and second quarters of 2016 White Mountains recorded tax benefits of $12.8 million and $3.5 million respectively related to the settlement of IRS audits of certain subsidiaries of OneBeacon for tax years 2007-2009 and 2010-2012.
In the second quarter of 2016 White Mountains recorded an increase in deferred tax assets of $0.6 million and a corresponding increase in valuation allowance of $0.6 million related to the settlement of the IRS audit of Guilford Holdings, Inc. and subsidiaries for tax year 2012.
With few exceptions, White Mountains is no longer subject to U.S. federal, state, or non-U.S. income tax examinations by tax authorities for years before 2013.

Note 9. Derivatives

Variable Annuity Reinsurance
White Mountains entered into agreements to reinsure death and living benefit guarantees associated with certain variable annuities in Japan. During the third quarter of 2015, the variable annuity contracts reinsured by WM Life Re began to mature and were fully runoff by June 30, 2016. The reinsurance agreement was commuted in December 2016.
The following table summarizes the pre-tax operating results of WM Life Re for the three months ended March 31, 2016.

Three Months Ended
March 31,
Millions	2016
Fees, included in other revenue	$1.0
Change in fair value of variable annuity liability, included in other revenue	(.4)
Change in fair value of derivatives, included in other revenue	(1.7)
Foreign exchange, included in other revenue	.9
Other investment income and losses	—
Total revenue	(.2)
Death benefit claims paid, included in general and administrative expenses	(.1)
General and administrative expenses	(.8)
Pre-tax loss	$(1.1)

The following summarizes realized and unrealized derivative gains (losses) recognized in other revenue for the three months ended March 31, 2016 and the carrying values, included in other assets, as of December 31, 2016 by type of instrument:

	Gains (losses)
	Three Months Ended	Carrying Value
	March 31,	As of
Millions	2016	December 31, 2016
Fixed income/interest rate	$1.8	$—
Foreign exchange	(4.2)	—
Equity	.7	—
Total	$(1.7)	$—

The following tables summarize the changes in White Mountains’s variable annuity reinsurance liabilities and derivative instruments for the three months ended March 31, 2016.

	Three Months Ended March 31, 2016
	Variable Annuity Liabilities	Derivative Instruments
Millions	Level 3	Level 3 (1)	Level 2 (1)(2)	Level 1 (3)	Total
Beginning of period	$.3	$2.7	$16.5	$.9	$20.1
Purchases	—	—	—	—	—
Realized and unrealized (losses) gains	(.4)	1.2	1.1	(4.0)	(1.7)
Transfers in	—	—	—	—	—
Sales/settlements	—	(1.3)	(7.3)	3.3	(5.3)
End of period	$(.1)	$2.6	$10.3	$.2	$13.1
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
In the case of exchange traded instruments, WM Life Re had exposure to credit risk for amounts uncollateralized by margin balances. WM Life Re had master netting agreements with certain of its counterparties whereby the collateral provided (held) was calculated on a net basis. The following summarizes amounts offset under master netting agreements:

	March 31, 2016
Millions	Gross asset amounts before offsets (1)	Gross liability amounts offset under master netting arrangements	Net amounts recognized in Other Assets
Interest rate contracts
OTC	$2.2	$(2.5)	$(.3)
Foreign exchange contracts
OTC	12.7	—	12.7
Exchange traded	—	(.1)	(.1)
Equity contracts
OTC	1.5	(.9)	.6
Exchange traded	.3	(.1)	.2
Total(2)	$16.7	$(3.6)	$13.1
(1) Amount equal to fair value of instrument as recognized in other assets
(2) All derivative instruments held by WM Life Re were subject to master netting arrangements.

There were no open derivatives instruments and no exposure to credit losses on OTC and exchanged traded derivatives subsequent to June 30, 2016.

The following summarizes the value, collateral held or provided by WM Life Re and net exposure to credit losses on OTC and exchange traded derivative instruments by counterparty recorded within other assets as of March 31, 2016:

	March 31, 2016
Millions	Net amount of assets reflected in Balance Sheet	Collateral provided to counter-party - Cash	Collateral provided to counter-party - Financial Instruments	Net amount of exposure after effect of collateral provided	Excess collateral provided to counter-party- Cash	Excess collateral provided - Financial Instruments	Counter-party collateral held by WM Life Re- Cash	Net amount of exposure to counter-party	Standard & Poor's Rating(1)
JP Morgan	$6.5	$—	$—	$6.5	$—	$—	$5.4	$1.1	A	+
Bank of America	1.4	—	—	1.4	—	—	—	1.4	A
Citigroup - OTC	5.0	—	—	5.0	—	—	.5	4.5	A
Citigroup - Exchange Traded	.2	—	—	.2	7.9	—	—	8.1	A
Total	$13.1	$—	$—	$13.1	$7.9	$—	$5.9	$15.1
(1) Standard & Poor’s ratings as detailed above are: “A+” (Strong, which is the fifth highest of twenty-three creditworthiness ratings), “A” (Strong, which is the sixth highest of twenty-three creditworthiness ratings), “A-” (Strong, which is the seventh highest of twenty-three creditworthiness ratings) and
“BBB+” (Adequate, which is the eighth highest of twenty-three creditworthiness ratings).

Forward Contracts
White Mountains investment portfolio contains investment grade fixed maturity investments denominated in British Pound Sterling (GBP) and common equity securities denominated in Euro (EUR). White Mountains entered into foreign currency forward contracts to manage its GBP and EUR foreign currency exposure. The contracts do not meet the criteria to be accounted for as a hedge. White Mountains monitors its exposure to foreign currency and adjusts its foreign currency positions within the risk guidelines and ranges established by senior management. While White Mountains actively manages its foreign currency positions, mismatches between movements in foreign currency rates and its foreign currency forward contract may result in foreign currency positions being outside pre-defined ranges and/or foreign currency losses. At March 31, 2017, White Mountains held $299.9 million (GBP 200.0 million and EUR 50.0 million) total gross notional value of foreign currency forward contracts.
White Mountains’s foreign currency forward contracts are traded over-the-counter. The fair value of the contracts have been estimated using OTC quotes for similar instruments and accordingly, the measurements have been classified as Level 2 measurements at March 31, 2017.
The net realized and unrealized derivative loss recognized in net realized and unrealized investment gains (losses) for the period ended March 31, 2017 was $3.0 million. White Mountains’s forward contracts are subject to master netting agreements. As of March 31, 2017 and December 31, 2016, the gross liability amount offset under the master netting agreement and the net amount recognized in other long-term investments was $(4.2) million and $(1.2) million.
White Mountains does not hold or provide any collateral under its forward contracts.  The following table summarizes the notional amount and the uncollateralized balance associated with the forward currency contracts:

	March 31, 2017
Millions	Notional Amount	Carrying Value	Standard & Poor's Rating (1)
Barclays Bank PLC	$247.2	$(3.2)	A-
JP Morgan	52.7	(1.0)	A-
Total	$299.9	$(4.2)
(1) Standard & Poor’s ratings “A-” (Strong, which is the ninth highest of twenty-one creditworthiness ratings).

Note 10. Municipal Bond Guarantee Insurance

In 2012, HG Global was capitalized with $594.5 million from White Mountains and $14.5 million from non-controlling interests to fund BAM, a newly formed mutual municipal bond insurer. As of March 31, 2017, White Mountains owned 96.9% of HG Global’s preferred equity and 88.4% of its common equity. HG Global, together with its subsidiaries, provided the initial capitalization of BAM through the purchase of $503.0 million of BAM Surplus Notes. Through HG Re, which had statutory capital and surplus of $467.4 million at December 31, 2016, HG Global provides first loss reinsurance protection for policies underwritten by BAM of up to 15% of par outstanding, on a per policy basis. HG Re’s obligations to BAM are collateralized in trusts, and there is an aggregate loss limit that is equal to the total assets in the collateral trusts at any point in time.
For the three months ended March 31, 2017, HG Global had pre-tax income of $6.6 million, which included $4.8 million of interest income on the BAM Surplus Notes. For the three months ended March 31, 2016, HG Global had pre-tax income of $7.3 million, which included $4.5 million of interest income on the BAM Surplus Notes.
For the three months ended March 31, 2017, White Mountains reported pre-tax losses of $12.2 million on BAM that were recorded in net loss attributable to non-controlling interests, which included $4.8 million of interest expense on the BAM Surplus Notes. For the three months ended March 31, 2016, White Mountains reported pre-tax losses of $7.6 million on BAM that were recorded in net loss attributable to non-controlling interests, which included $4.5 million of interest expense on the BAM Surplus Notes.
Effective January 1, 2014, HG Global and BAM agreed to change the interest rate on the BAM Surplus Notes for the five years ending December 31, 2018 from a fixed rate of 8% to a variable rate equal to the one-year U.S. treasury rate plus 300 basis points, set annually, which is 3.54% and 3.78% for 2016 and 2017. Prior to the end of 2018, BAM has the option to extend the variable rate period for an additional three years.  At the end of the variable rate period, the interest rate will be fixed at the higher of the then current variable rate or 8%. BAM is required to seek regulatory approval to pay interest and principal on its surplus notes only when adequate capital resources have accumulated beyond BAM’s initial capitalization and a level that continues to support its outstanding obligations, business plan and ratings.
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
The following table provides a schedule of BAM’s insured obligations:

	March 31, 2017	December 31, 2016
Contracts outstanding	5,191	4,807
Remaining weighted average contract period outstanding (in years)	10.8	10.8
Contractual debt service outstanding (in millions):
Principal	$35,222.1	$33,057.3
Interest	17,589.9	16,396.6
Total debt service outstanding	$52,812.0	$49,453.9

Gross unearned insurance premiums	$99.8	$83.0

The following table is a schedule of BAM’s future premium revenues as of March 31, 2017:

Millions	March 31, 2017
April 1, 2017 - December 31, 2017	$6.3

January 1, 2018 - March 31, 2018	2.1
April 1, 2018 - June 30, 2018	2.0
July 1, 2018 - September 30, 2018	2.0
October 1, 2018 - December 31, 2018	2.0
8.1

2019	7.8
2020	7.4
2021	7.0
2022 and thereafter	63.2
Total gross unearned insurance premiums	$99.8

Note 11. Earnings Per Share

Basic earnings per share amounts are based on the weighted average number of common shares outstanding including unvested restricted shares that are considered participating securities. Diluted earnings per share amounts are based on the weighted average number of common shares including unvested restricted shares and the net effect of potentially dilutive common shares outstanding. The following table outlines the Company’s computation of earnings per share from continuing operations for the three months ended March 31, 2017 and 2016. See Note 17 — “Held for Sale and Discontinued Operations”.

	Three Months Ended
	March 31,
	2017	2016
Basic and diluted earnings per share numerators (in millions):
Net income (loss) from continuing operations attributable to White Mountains’s common shareholders	$35.3	$11.9
Allocation of income for unvested restricted common shares	(.4)	(.1)
Dividends declared on participating restricted common shares(1)	(.1)	(.1)
Total allocation to restricted common shares	(.5)	(.2)
Net income (loss) attributable to White Mountains’s common shareholders, net of restricted common share amounts	$34.8	$11.7
Undistributed net earnings (in millions):
Net income (loss) attributable to White Mountains’s common shareholders, net of restricted common share amounts	$34.8	$11.7
Dividends declared net of restricted common share amounts(1)	(4.5)	(5.9)
Total undistributed net earnings, net of restricted common share amounts	$30.3	$5.8
Basic earnings per share denominators (in thousands):
Total average common shares outstanding during the period	4,564.6	5,539.6
Average unvested restricted shares(2)	(52.5)	(54.0)
Basic earnings per share denominator	4,512.1	5,485.6
Diluted earnings per share denominator (in thousands):
Total average common shares outstanding during the period(3)	4,564.6	5,540.5
Average unvested restricted common shares(2)	(52.5)	(54.0)
Diluted earnings per share denominator(3)	4,512.1	5,486.5
Basic earnings per share (in dollars):
Net income (loss) attributable to White Mountains’s common shareholders	$7.72	$2.14
Dividends declared and paid	(1.00)	(1.00)
Undistributed earnings	$6.72	$1.14
Diluted earnings per share (in dollars):
Net income (loss) attributable to White Mountains’s common shareholders	$7.72	$2.14
Dividends declared and paid	(1.00)	(1.00)
Undistributed earnings	$6.72	$1.14
(1) Restricted shares issued by White Mountains receive dividends, and therefore, are considered participating securities.
(2) Restricted shares outstanding vest either in equal annual installments or upon a stated date. See Note 15 — “Employee Share-Based Compensation Plans”.
(3) The diluted earnings per share denominator for the three months ended March 31, 2016 includes the impact of 125,000 common shares issuable upon exercise of the non-qualified options outstanding, which resulted in 882 incremental shares outstanding over the period. The incremental shares had an effect on diluted earning per share of less than $0.01.

Note 12. Non-controlling Interests

The following table details the balance of non-controlling interests included in White Mountains’s total equity and the related percentage of each consolidated entity’s total equity owned by non-controlling shareholders as of March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
$ in millions	Non-controlling Percentage	Non-controlling Equity	Non-controlling Percentage	Non-controlling Equity
OneBeacon Ltd.	24.3%	$250.7	23.9%	$244.6

Other, excluding mutuals and reciprocals
HG Global	3.1	16.5	3.1	16.6
MediaAlpha	40.0	11.0	40.0	11.7
Wobi	5.0	1.0	5.0	.7
Dewar	18.8	3.4	18.8	3.9
Buzzmove	29.1	2.8	29.1	2.9
Total other, excluding mutuals and reciprocals		34.7		35.8
Mutuals and reciprocals
BAM	100.0	(153.0)	100.0	(150.9)
SSIE	—	—	100.0	4.4
Total mutuals and reciprocals		(153.0)		(146.5)
Total non-controlling interests		$132.4		$133.9

Note 13. Segment Information

White Mountains has determined that its reportable segments are OneBeacon, HG Global/BAM and Other Operations. As a result of the Sirius Group and Tranzact sales, the results of operations for Sirius Group, previously reported in its own segment, and Tranzact, previously reported in the Other Operations segment, have been classified as discontinued operations and are now presented, net of related income taxes, as such in the statement of operations and comprehensive income. Prior year amounts have been reclassified to conform to the current period’s presentation. See Note 17 — “Held for Sale and Discontinued Operations”.
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
Significant intercompany transactions among White Mountains’s segments have been eliminated herein. Financial information for White Mountains’s segments follows:

		HG Global/BAM
Millions	OneBeacon	HG	BAM(1)	Other Operations		Total
Three Months Ended March 31, 2017
Earned insurance premiums	$261.8	$1.5	$.5	$1.0		$264.8
Net investment income	12.2	.6	2.0	11.3		26.1
Net investment income (loss) - surplus note interest	—	4.8	(4.8)	—		—
Net realized and unrealized investment gains	15.0	.3	1.0	35.0		51.3
Other revenue	3.4	—	.4	39.9	(2)	43.7
Total revenues	292.4	7.2	(.9)	87.2		385.9
Losses and LAE	150.6	—	—	1.1		151.7
Insurance acquisition expenses	45.3	.3	.9	.1		46.6
Other underwriting expenses	51.7	—	.1	—		51.8
General and administrative expenses	4.7	.3	10.3	76.0	(3)	91.3
Amortization of other intangible assets	.3	—	—	2.6		2.9
Interest expense	3.3	—	—	.4		3.7
Total expenses	255.9	.6	11.3	80.2		348.0
Pre-tax income (loss)	$36.5	$6.6	$(12.2)	$7.0		$37.9

		HG Global/BAM
Millions	OneBeacon	HG	BAM(1)	Other Operations		Total
Three Months Ended March 31, 2016
Earned insurance premiums	$278.6	$.9	$.3	$2.3		$282.1
Net investment income	14.4	.5	1.6	1.4		17.9
Net investment income (loss) - surplus note interest	—	4.5	(4.5)	—		—
Net realized and unrealized investment gains	16.6	2.1	4.9	5.9		29.5
Other revenue	.9	—	.1	38.8	(2)	39.8
Total revenues	310.5	8.0	2.4	48.4		369.3
Losses and LAE	158.8	—	—	2.3		161.1
Insurance acquisition expenses	51.0	.2	.7	.8		52.7
Other underwriting expenses	55.3	—	.1	—		55.4
General and administrative expenses	3.6	.5	9.2	70.7	(3)	84.0
Amortization of other intangible assets	.3	—	—	2.8		3.1
Interest expense	3.3	—	—	1.2		4.5
Total expenses	272.3	.7	10.0	77.8		360.8
Pre-tax income (loss)	$38.2	$7.3	$(7.6)	$(29.4)		$8.5
(1) BAM manages its affairs on a statutory accounting basis. BAM’s statutory surplus includes surplus notes and is not reduced by accruals of interest expense on the surplus notes. BAM’s statutory surplus is reduced only after a payment of principal or interest has been approved by the New York Department of Financial Services.
(2) Includes $32.5 from MediaAlpha for the three months ended March 31, 2017, and $32.7 from MediaAlpha for the three months ended March 31, 2016.
(3) Includes $30.9 from MediaAlpha for the three months ended March 31, 2017, and $30.5 from MediaAlpha for the three months ended March 31, 2016.

Note 14. Investments in Unconsolidated Affiliates

White Mountains’s investments in unconsolidated affiliates represent investments in other companies in which White Mountains has a significant voting and economic interest but does not control the entity.

Symetra
In August 2015, Symetra announced it had entered into a definitive merger agreement with Sumitomo Life Insurance Company (“Sumitomo Life”) pursuant to which Sumitomo Life would acquire all of the outstanding shares of Symetra. Following the announcement and Symetra shareholders’ November 5, 2015 meeting to approve the transaction, White Mountains relinquished its representation on Symetra’s board of directors. As a result, White Mountains changed its accounting for Symetra common shares from the equity method to fair value as of December 31, 2015. During the fourth quarter of 2015, White Mountains recognized $258.8 million ($241.1 million after tax) of unrealized investment gains through net income, representing the difference between the carrying value of Symetra common shares under the equity method at the date of change and fair value at December 31, 2015. White Mountains also received a special dividend of $0.50 per share as part of the transaction that was paid in the third quarter of 2015. On February 1, 2016, Symetra closed its definitive merger agreement with Sumitomo Life and White Mountains received proceeds of $658.0 million, or $32.00 per common share. White Mountains recognized $4.7 million in pre-tax net investment gains associated with Symetra in the first quarter of 2016.

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

Share-Based Compensation Based on White Mountains Common Shares

WTM Performance Shares
Performance shares are conditional grants of a specified maximum number of common shares or an equivalent amount of cash. Awards generally vest at the end of a three-year period, are subject to the attainment of pre-specified performance goals, and are valued based on the market value of common shares at the time awards are paid.  The following table summarizes performance share activity for the three months ended March 31, 2017 and 2016 for performance shares granted under the WTM Incentive Plan:

	Three Months Ended March 31,
	2017		2016
Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	80,353	$42.4	93,654	$57.7
Shares paid or expired(1)	(30,167)	(20.8)	—	—
New grants	16,460	—	16,215	—
Forfeitures and cancellations(2)	(9,841)	(5.7)	(1,186)	(.6)
Expense recognized	—	8.1	—	14.2
End of period(3)	56,805	$24.0	108,683	$71.3
(1) WTM performance share payments in 2017 for the 2014-2016 performance cycle, which were paid in March 2017, ranged from 34% to 76% of target.  WTM performance share payments in 2016 for the 2013-2015 performance cycle ranged from 140% to 142% of target.
(2) Amounts include changes in assumed forfeitures, as required under GAAP.
(3) Outstanding performance share awards as of March 31, 2017 and 2016 exclude 2,195 and 10,826 performance share awards granted to employees of Sirius Group.

For performance shares earned in the 2014-2016 performance cycle, all performance shares earned were settled in cash. For the performance shares earned in the 2013-2015 performance cycle, the Company issued 5,000 common shares and settled the remainder in cash. If all the outstanding WTM performance shares had vested on March 31, 2017, the total additional compensation cost to be recognized would have been $30.5 million, based on accrual factors at March 31, 2017 (common share price and payout assumptions).

Performance Shares granted under the WTM Incentive Plan
The following table summarizes performance shares outstanding and accrued expense for performance shares awarded under the WTM Incentive Plan at March 31, 2017 for each performance cycle:

Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense
Performance cycle:
2017 – 2019	16,460	$1.2
2016 – 2018	19,415	7.3
2015 – 2017	21,795	15.8
Sub-total	57,670	24.3
Assumed forfeitures	(865)	(.3)
March 31, 2017	56,805	$24.0

Restricted Shares
The following table summarizes the unrecognized compensation cost associated with the outstanding restricted share awards for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017		2016
Millions, except share amounts	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value
Non-vested,
Beginning of period	70,620	$19.7	70,675	$15.7
Issued	16,735	15.8	21,215	16.8
Vested	(22,015)	—	(24,620)	—
Forfeited	(5,200)	(2.8)	(800)	(.3)
Expense recognized	—	(3.6)	—	(3.0)
End of period (1)	60,140	$29.1	66,470	$29.2
(1) Restricted share awards outstanding as of March 31, 2017 and 2016 include 5,235 and 2,195 restricted shares issued to employees of Sirius Group, which was accounted for as discontinued operations.

During the three months ended March 31, 2017, White Mountains issued 16,735 restricted shares that vest on January 1, 2020. During the first three months of 2016, White Mountains issued 21,215 restricted shares that vest on January 1, 2019. The unrecognized compensation cost at March 31, 2017 is expected to be recognized ratably over the remaining vesting periods.
Stock Options
Non-Qualified Options
As March 31, 2017, the 125,000 Non-Qualified options issued to the Company’s former Chairman and CEO have been exercised. During the first quarter of 2017, 40,000 Non-Qualified Options, with an intrinsic value of $4.4 million, were exercised in exchange for 5,142 common shares with an equal total market value. During 2016, 5,000 Non-Qualified Options, with an intrinsic value of $0.4 million, were exercised at $742 per common share and 80,000 Non-Qualified Options, with an intrinsic value of $8.4 million, were exercised in exchange for 9,930 common shares with an equal total market value. Intrinsic value represents the difference between the market price of the Company’s common shares at the date of exercise less the fixed strike price of $742 per common share. The Non-Qualified Options were fully amortized as of 2011.

Share-Based Compensation Based on OneBeacon Ltd. Common Shares

The OneBeacon Long-Term Incentive Plan (the “OneBeacon Incentive Plan”) provides for grants to key employees of OneBeacon various types of share-based and non share-based incentive awards.  OneBeacon’s share-based incentive awards include OneBeacon performance shares and restricted shares.

OneBeacon Performance Shares
OneBeacon performance shares are conditional grants of a specified maximum number of common shares or an equivalent amount of cash.  OneBeacon performance share awards generally vest at the end of a three-year period, are subject to the attainment of pre-specified performance goals, and are valued based on the market value of OneBeacon Ltd. common shares at the time awards are paid.  No OneBeacon performance shares were issued for the 2017-2019 cycle.
The following table summarizes performance share activity for the three months ended March 31, 2017 and 2016 for OneBeacon performance shares granted under the OneBeacon Incentive Plan:

	Three Months Ended March 31,
	2017		2016
Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	452,519	$1.6	449,435	$1.4
Shares paid or expired(1)	(142,710)	—	(167,300)	(.7)
New grants	—	—	163,150	—
Assumed forfeitures and cancellations(2)	(13)	—	(4,079)	—
Expense recognized	—	.3	—	.4
End of period	309,796	$1.9	441,206	$1.1
(1) There were no payments made in 2017 for the 2014-2016 performance cycle; those performance shares did not meet the threshold performance goals and expired. OneBeacon performance share payments in 2016 for the 2013-2015 performance cycle were at 24.3% of target.
(2) Amounts include changes in assumed forfeitures, as required under GAAP.

If the outstanding OneBeacon performance shares had been vested on March 31, 2017, the total additional compensation cost to be recognized would have been $1.8 million, based on accrual factors at March 31, 2017 (common share price, accumulated dividends and payout assumptions).
The following table summarizes OneBeacon performance shares outstanding awarded under the OneBeacon Incentive Plan at March 31, 2017 for each performance cycle:

Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense
Performance cycle:
2016 – 2018	163,150	$1.1
2015 – 2017	146,646.8
Sub-total	309,796	1.9
Assumed forfeitures	—	—
March 31, 2017	309,796	$1.9

OneBeacon Restricted Shares
 The following table summarizes the unrecognized compensation cost associated with the outstanding OneBeacon restricted stock awards for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017		2016
Millions, except share amounts	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value
Non-vested,
Beginning of period	395,872	$2.1	382,722	$2.5
Issued	461,160	7.4	170,650	2.3
Vested	(157,500)	—	(157,500)	—
Forfeited	—	—	—	—
Expense recognized	—	(.9)	—	(.5)
End of period	699,532	$8.6	395,872	$4.3

On February 28, 2017, OneBeacon issued 461,160 restricted shares, of which 235,000 are scheduled to cliff vest on August 28, 2018, 115,450 are scheduled to cliff vest on January 1, 2020, and 110,710 are scheduled to vest in two equal installments on February 24, 2018 and February 24, 2019.
On February 24, 2016, OneBeacon issued 170,650 shares of restricted shares, of which 92,500 restricted shares vest on February 24, 2018 and 78,150 vest on January 1, 2019.
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
As of March 31, 2017, unrecognized compensation expense of $8.6 million related to restricted stock awards is expected to be recognized over the remaining vesting periods.

OneBeacon Restricted Stock Units
During the first three months of 2017, the OneBeacon Compensation Committee awarded to certain employees 240,160 restricted stock units (“RSUs”) that are schedule to vest on December 31, 2019, contingent upon the approval of the OneBeacon 2017 Long-Term Incentive Plan at the 2017 Annual General Meeting to be held May 24, 2017, all of which were outstanding as of March 31, 2017.
During the first three months of 2016, the OneBeacon Compensation Committee awarded to certain employees 222,449 RSUs that are scheduled to vest on December 31, 2018, of which, net of forfeiture assumptions, 208,499 were outstanding as of March 31, 2017.
At vesting the RSUs will be paid out in cash or shares at the discretion of the OneBeacon Compensation Committee. For the three months ended March 31, 2017 and 2016, the expense associated with the RSUs was $0.6 million and $0.4 million. If all of the outstanding RSUs had been vested on March 31, 2017, the total additional compensation cost to be recognized would have been $7.0 million, based on current accrual factors (common share price and accumulated dividends) as of March 31, 2017.

Note 16. Fair Value of Financial Instruments

White Mountains accounts for its financial instruments at fair value with the exception of the OBH Senior Notes and MediaAlpha Bank Facility, which are recorded as debt at face value less unamortized original issue discount.
The following table summarizes the fair value and carrying value of these financial instruments as of March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
Millions	Fair Value	Carrying Value	Fair Value	Carrying Value
OBH Senior Notes	$279.4	$273.2	$274.2	$273.2
MediaAlpha Bank Facility	11.7	11.5	13.0	12.7

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
Through April 18, 2016, Sirius Group’s results are reported as discontinued operations and assets and liabilities held for sale within White Mountains’s GAAP financial statements. Assets held for sale did not include White Mountains’s investment in OneBeacon and certain other investments that are in the Sirius Group legal entities. As of December 31, 2015, the value of these investments, net of related tax effects, was $686.2 million, of which $528.6 million related to Symetra. Net loss from discontinued operations does not include White Mountains’s net investment income and realized and unrealized investment gains and losses associated with these investments. For the three months ended March 31, 2016, $4.1 million of realized and unrealized investment gains and losses, net of related tax effects, that are included in the Sirius Group legal entities have been excluded from net loss from discontinued operations. For the three months ended March 31, 2016, White Mountains recorded $0.9 million of net loss from discontinued operations and $37.2 million of other comprehensive income from Sirius Group.

Tranzact
On June 9, 2016, White Mountains announced that it had entered into an agreement for the sale of Tranzact to an affiliate of Clayton, Dubilier & Rice, LLC. On July 21, 2016, White Mountains completed the sale of Tranzact and received net proceeds of $221.3 million at closing. On October 5, 2016, White Mountains received additional proceeds of $1.2 million following the release of the post-closing purchase price adjustment escrow. See Note 2 — “Significant Transactions”.
During 2016, White Mountains recorded a $51.9 million gain from the sale of Tranzact in discontinued operations, which included a $30.2 million tax expense for the reversal of a tax valuation allowance that is offset by a tax benefit recorded in continuing operations. In the first quarter of 2017, White Mountains recorded a $1.0 million reduction to the gain from sale of Tranzact in discontinued operations as a result of 2016 tax payments.
During 2016, White Mountains recognized a $21.4 million tax benefit in continuing operations related to the reversal of a valuation allowance that resulted from the gain on the sale of Tranzact recognized within discontinued operations. This tax benefit was recorded in continuing operations with an offsetting amount of net tax expense recorded in discontinued operations, $30.2 million of tax expense was recorded to gain from sale of Tranzact in discontinued operations and a $8.8 million tax benefit was recorded to net income from discontinued operations.
Through July 21, 2016, Tranzact’s results of operations are reported as discontinued operations and assets and liabilities held for sale within White Mountains’s GAAP financial statements. For the three months ended March 31 2016, White Mountains recorded a net loss from discontinued operations of $2.0 million from Tranzact.

Star & Shield
On July 1, 2016, SSIE voluntarily ceased writing new policies. As a result, White Mountains wrote off its investment in SSIE Surplus Notes which resulted in a $21.0 million total decrease to net income attributable to White Mountains's common shareholders and a corresponding increase to net income attributable to non-controlling interests. On January 13, 2017, White Mountains reached an agreement to sell Star & Shield and its investment in SSIE Surplus Notes to K2 Insurance Services, LLC and the sale was completed on March 7, 2017. White Mountains did not recognize any gain or loss on the sale. Through December 31, 2016, Star & Shield’s assets and liabilities are reported as held for sale within White Mountains’s GAAP financial statements.

Summary of Reclassified Balances and Related Items

Net Assets Held for Sale
The following summarizes the assets and liabilities associated with business classified as held for sale. At December 31, 2016, amounts presented relate to Star & Shield and SSIE.

Millions	December 31, 2016
Assets held for sale
Fixed maturity investments, at fair value	$6.6
Short-term investments, at amortized cost (which approximates fair value)	.2
Total investments	6.8
Cash	.9
Reinsurance recoverable on unpaid losses	.3
Insurance and reinsurance premiums receivable	1.5
Other assets	.6
Total assets held for sale	$10.1
Liabilities held for sale
Loss and loss adjustment expense reserves	$5.0
Unearned insurance and reinsurance premiums	1.2
Other liabilities	(1.1)
Total liabilities held for sale	5.1
Net assets held for sale	$5.0

Net Income (Loss) from Discontinued Operations
The following summarizes the results of operations, including related income taxes associated with the business classified as discontinued operations. For the three months ended March 31, 2016, the amounts presented relate to Sirius Group and Tranzact. The results of discontinued operations from Sirius Group and Tranzact up to the closing date of the transaction inure to White Mountains.

	Three Months Ended			Three Months Ended
	March 31, 2017			March 31, 2016
Millions	Sirius Group	Other Disc Ops	Total	Sirius Group	Other Disc Ops	Total
Revenues
Earned insurance premiums	$—	$—	$—	$202.4	$—	$202.4
Net investment income	—	—	—	12.2	—	12.2
Net realized and unrealized losses	—	—	—	(8.8)	—	(8.8)
Other revenue	—	—	—	(4.1)	57.8	53.7
Total revenues	—	—	—	201.7	57.8	259.5
Expenses
Loss and loss adjustment expenses	—	—	—	113.7	—	113.7
Insurance and reinsurance acquisition expenses	—	—	—	48.4	—	48.4
Other underwriting expenses	—	—	—	26.7	—	26.7
General and administrative expenses	—	—	—	8.1	53.4	61.5
Interest expense	—	—	—	6.6	1.4	8.0
Total expenses	—	—	—	203.5	54.8	258.3
Pre-tax (loss) income	—	—	—	(1.8)	3.0	1.2
Income tax expense (benefit)	—	—	—	.9	(1.0)	(.1)
Net (loss) income from discontinued operations	—	—	—	(.9)	2.0	1.1
Net loss from sale of discontinued operations	—	(1.0)	(1.0)	—	—	—
Total (loss) income from discontinued operations	$—	$(1.0)	$(1.0)	$(.9)	$2.0	$1.1
Change in foreign currency translation and other from discontinued operations	—	—	—	37.2	—	37.2
Comprehensive (loss) income from discontinued operations	$—	$(1.0)	$(1.0)	$36.3	$2.0	$38.3

Net Change in Cash from Discontinued Operations
The following summarizes the net change in cash, including income tax (payment to) refund from national governments and interest paid associated with the business classified as discontinued operations:

	Three Months Ended
	March 31,
(Millions)	2017	2016
Net cash (used for) provided from operations	$—	$(40.7)
Net cash provided from investing activities	—	33.6
Net cash (used for) provided from financing activities	—	(8.3)
Effect of exchange rate changes on cash	—	4.2
Net change in cash during the period	—	(11.2)
Cash balances at beginning of period	.9	150.2
Net change in cash held for sale	(.9)	.9
Cash balances at end of period	$—	$139.9
Supplemental cash flows information:
Interest paid	$—	$(1.4)
Net income tax payment to national governments	$—	$(36.4)

Earnings Per Share
Basic earnings per share amounts are based on the weighted average number of common shares outstanding including unvested restricted shares that are considered participating securities.  Diluted earnings per share amounts are based on the weighted average number of common shares including unvested restricted shares and the net effect of potentially dilutive common shares outstanding. The following table outlines the computation of earnings per share for discontinued operations for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
	2017	2016
Basic and diluted earnings per share numerators (in millions):
Net income attributable to White Mountains’s common shareholders	$(1.0)	$1.1
Allocation of income for participating unvested restricted common shares(1)	—	—
Net income attributable to White Mountains’s common shareholders, net of restricted common share amounts (2)	$(1.0)	$1.1
Basic earnings per share denominators (in thousands):
Total average common shares outstanding during the period	4,564.6	5,539.6
Average unvested restricted common shares(3)	(52.5)	(54.0)
Basic earnings per share denominator	4,512.1	5,485.6
Diluted earnings per share denominator (in thousands):
Total average common shares outstanding during the period(4)	4,564.6	5,540.5
Average unvested restricted common shares(3)	(52.5)	(54.0)
Diluted earnings per share denominator(4)	4,512.1	5,486.5
Basic earnings per share (in dollars):	$(.22)	$.20
Diluted earnings per share (in dollars):	$(.22)	$.20
(1) Restricted shares issued by White Mountains contain dividend participation features, and therefore, are considered participating securities.
(2) Net earnings attributable to White Mountains’s common shareholders, net of restricted share amounts, is equal to undistributed earnings for the three months ended March 31, 2017 and 2016.
(3) Restricted common shares outstanding vest either in equal annual installments or upon a stated date. See Note 15 - “Employee Share-Based Compensation Plans”.
(4) The diluted earnings per share denominator for the three months ended March 31, 2016 includes the impact of 125,000 common shares issuable upon exercise of the non-qualified options outstanding, which results in 882 incremental shares outstanding over the period. The incremental shares had an effect on diluted earning per share of less than $0.01 per share.

Note 18. Contingencies

Legal Contingencies
White Mountains, and the insurance and reinsurance industry in general, are routinely subject to claims related litigation and arbitration in the normal course of business, as well as litigation and arbitration that do not arise from, or are directly related to, claims activity. White Mountains’s estimates of the costs of settling matters routinely encountered in claims activity are reflected in the reserves for unpaid loss and LAE. See Note 3 — “Loss and Loss Adjustment Expense Reserves”.
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
Although the ultimate outcome of claims and non-claims related litigation and arbitration, and the amount or range of potential loss at any particular time, is often inherently uncertain, management does not believe that the ultimate outcome of such claims and non-claims related litigation and arbitration will have a material adverse effect on White Mountains’s financial condition, results of operations or cash flows. The following summarizes significant legal contingencies, ongoing non-claims related litigation or arbitration as of March 31, 2017:

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

Plaintiffs seek recovery of the proceeds received by the former Tribune shareholders on a theory of constructive fraudulent transfer asserting that Tribune purchased or repurchased its common shares without receiving fair consideration at a time when it was, or as a result of the purchases of shares, was rendered, insolvent. OneBeacon and OneBeacon-sponsored benefit plans received approximately $32.0 million, for Tribune common stock tendered in connection with the LBO.
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
In addition, OneBeacon, OneBeacon-sponsored benefit plans and other affiliates of White Mountains in their capacity as former shareholders of Tribune, along with thousands of former Tribune shareholders, have been named as defendants in an adversary proceeding brought by the Official Committee of Unsecured Creditors of the Tribune Company (the “Committee”), on behalf of the Tribune Company, which seeks to avoid the repurchase of shares by Tribune in the LBO on a theory of intentional fraudulent transfer (the “Committee Action”). Tribune emerged from bankruptcy in 2012, and a litigation trustee replaced the Committee as plaintiff in the Committee Action. This matter was consolidated for pretrial matters with the Noteholder Actions in the SDNY and was stayed pending the motion to dismiss in the Noteholder Actions. An omnibus motion to dismiss the shareholder defendants in the Committee Action was filed in May 2014 and the motion was granted on January 6, 2017. The plaintiff has requested permission to move the SDNY to certify the decision as a final judgment capable of immediate appeal. No amount has been accrued in connection with this matter as of March 31, 2017, as the amount of loss, if any, cannot be reasonably estimated.

Note 19. OneBeacon Pension Plan

OneBeacon previously sponsored the OneBeacon qualified pension plan (the “Qualified Plan”). During the three months ended March 31, 2016, the Qualified Plan finalized its termination by purchasing group annuity contracts from the Principal Financial Group (“Principal Financial”), and making lump sum distributions to Qualified Plan participants electing such payments, which eliminated the remaining Qualified Plan liability, and also ceased administratively paying benefits. As a result of these transactions, the Company recognized a pre-tax pension settlement charge of $0.3 million during the three months ended March 31, 2016, and no longer has a projected benefit obligation with respect to the Qualified Plan. OneBeacon transferred $47.1 million of excess invested assets from the Qualified Plan into the trust supporting the OneBeacon 401(k) Savings and Employee Stock Ownership Plan (“KSOP”), which OneBeacon determined to be the Qualified Replacement Plan (“QRP”) with $13.8 million of excess invested assets remaining in the Qualified Plan trust as of March 31, 2017 in order to wind-down potential post-termination obligations of that plan, as approved by way of a March 2016 private letter ruling from the IRS. The invested assets related to both the legacy Qualified Plan trust and the QRP are included in other assets and are accounted for at fair value with related income recognized in net other revenues.
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

Note 20. Subsequent Event

On May 2, 2017, OneBeacon announced it had entered into a definitive agreement to be acquired by Intact Financial Corporation in an all-cash transaction for $18.10 per share, or roughly 1.65x tangible book value (the “Transaction”).  In addition, White Mountains entered into a definitive agreement to vote its shares of OneBeacon Ltd. in favor of the “Transaction”. White Mountains owns 75.7% of OneBeacon’s outstanding common shares, representing 96.9% of the voting power. White Mountains expects to receive gross proceeds of $1.3 billion from the Transaction, which is expected to close in the fourth quarter of 2017. It is subject to regulatory approval and other customary closing conditions.

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
The following discussion also includes two non-GAAP financial measures, adjusted book value per share and the return on common equity and other long-term investments including high-yield fixed maturity investments, that have been reconciled to their most comparable GAAP financial measures on page 64. White Mountains believes these measures to be useful in evaluating White Mountains’s financial performance and condition.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

Overview
White Mountains ended the first quarter of 2017 with book value per share and adjusted book value per share of $793 and $799. Book value per share and adjusted book value per share were each up 1% for the quarter, including dividends. Good investment returns and underwriting results were the primary drivers of the increase, and were partially offset by compensation expense recorded in the first quarter of 2017 related to the retirement of the Company’s former Chairman and CEO that impacted book value per share and adjusted book value per share by approximately half a point.
On May 2, 2017, OneBeacon announced it had entered into a definitive agreement to be acquired by Intact Financial Corporation in an all-cash transaction for $18.10 per share, or roughly 1.65x tangible book value.  Based on White Mountains's ownership of 71.8 million OneBeacon common shares at March 31, 2017, the proceeds from the transaction would be $1.3 billion. White Mountains expects that the transaction will increase its book value by approximately $107 per share, which reflects compensation accruals, net of any applicable tax effects.  The transaction is expected to close in the fourth quarter of 2017. It is subject to regulatory approval and other customary closing conditions. See “Note 20 — Subsequent Events”.
OneBeacon’s book value per share increased 2.8%, including dividends, for the first quarter of 2017. OneBeacon’s GAAP combined ratio was 95% for both the first quarter of 2017 and the first quarter of 2016. The loss ratio increased by one point to 58% for the first quarter of 2017 compared to the first quarter of 2016, driven by increases in the Programs, Healthcare and Government Risks businesses, mostly offset by decreases in several other lines. There was no net loss reserve development in either the first quarter of 2017 or the first quarter of 2016. The expense ratio decreased by one point to 37% for the first quarter of 2017 compared to the first quarter of 2016, driven by change in business mix and lower employee costs, which more than offset the negative impact of lower earned premiums. OneBeacon’s net written premiums decreased 8% to $257 million in the first quarter of 2017 compared to the first quarter of 2016, driven largely by decreases in its Programs, Entertainment and Healthcare businesses.
BAM posted its best quarter since inception for gross written premiums and member surplus contributions and growth in claims-paying resources. Gross written premiums and member surplus contributions totaled $28 million in the first quarter of 2017, compared to $14 million in the first quarter of 2016. Total pricing (i.e., gross written premiums and member surplus contributions weighted by the par value of bonds insured) was 119 basis points in the first quarter of 2017, up from 62 basis points in the first quarter of 2016. BAM insured municipal bonds with par value of $2.4 billion in the first quarter of 2017, compared to $2.2 billion in the first quarter of 2016. BAM’s total claims paying resources increased $19 million to $662 million in the first quarter of 2017, compared to an increase of $6 million to $607 million in the first quarter of 2016.
The GAAP total return on invested assets was 1.5% for both the first quarter of 2017 and the first quarter of 2016. The fixed income portfolio return for the first quarter of 2017 was just ahead of the longer duration Bloomberg Barclays U.S. Intermediate Aggregate Index. Fixed income duration increased slightly during the quarter (from 2.6 years to 2.9 years) and credit quality remained strong.  Common equity securities returned 6.1% and high-yield investments returned 2.2%, which were in line with their respective indices, and other long-term investments returned 1.0%, primarily attributable to the impact of unconsolidated private capital investments, unfavorable mark-to-market adjustments to the OneBeacon Surplus Notes and currency hedges. See Summary of Investment Results on page 54.

Adjusted Book Value Per Share
The following table presents White Mountains’s adjusted book value per share and reconciles this non-GAAP measure to the most comparable GAAP measure. See NON-GAAP FINANCIAL MEASURES on page 64.

	March 31, 2017	December 31, 2016	March 31, 2016
Book value per share numerators (in millions):
White Mountains’s common shareholders’ equity	$3,625.2	$3,603.3	$3,785.9
Future proceeds from options (1)	—	29.7	—
Adjusted book value per share numerator	$3,625.2	$3,633.0	$3,785.9
Book value per share denominators (in thousands of shares):
Common shares outstanding	4,572.8	4,563.8	5,415.5
Unearned restricted shares	(34.7)	(25.9)	(41.1)
Options assumed issued (1)	—	40.0	—
Adjusted book value per share denominator	4,538.1	4,577.9	5,374.4
Book value per share	$792.77	$789.53	$699.10
Adjusted book value per share	$798.83	$793.58	$704.45
Year-to-date dividends paid per share	$1.00	$1.00	$1.00
(1) Adjusted book value per share at December 31, 2016 includes the impact of 40,000 non-qualified stock options exercisable for $742 per common share. Adjusted book value per share at March 31, 2016 excludes the non-qualified stock options, which were anti-dilutive to book value. All non-qualified options were exercised prior to their expiration date of January 20, 2017.

Goodwill and Other Intangible Assets
The following table is a summary of goodwill and other intangible assets that are included in White Mountains’s adjusted book value as of March 31, 2017, December 31, 2016, and March 31, 2016:

Millions	March 31, 2017	December 31, 2016	March 31, 2016
Goodwill
MediaAlpha	$18.3	$18.3	$18.3
Wobi	5.8	5.8	5.8
Buzzmove	7.6	7.6	—
Total goodwill	31.7	31.7	24.1
Other intangible assets
MediaAlpha	15.9	18.3	25.8
Wobi and other	5.4	5.9	6.4
Total other intangible assets	21.3	24.2	32.2
Total goodwill and other intangible assets (1)	53.0	55.9	56.3
Goodwill and other intangible assets held for sale	—	—	325.4
Goodwill and other intangible assets attributed to non-controlling interests	(16.9)	(17.6)	(134.4)
Goodwill and other intangible assets included in book value	$36.1	$38.3	$247.3
(1) See Note 6 - “Goodwill and Other Intangible Assets” for details of other intangible assets.

Review of Consolidated Results

White Mountains’s consolidated financial results for the three months ended March 31, 2017 and 2016 follow:

	Three Months Ended
	March 31,
Millions	2017	2016
Gross written premiums	$317.0	$321.7
Net written premiums	$277.2	$289.1
Revenues
Earned insurance premiums	$264.8	$282.1
Net investment income	26.1	17.9
Net realized and unrealized investment gains	51.3	29.5
Other revenue	43.7	39.8
Total revenues	385.9	369.3
Expenses
Losses and LAE	151.7	161.1
Insurance acquisition expenses	46.6	52.7
Other underwriting expenses	51.8	55.4
General and administrative expenses	91.3	84.0
General and administrative expenses—intangible asset amortization	2.9	3.1
Interest expense	3.7	4.5
Total expenses	348.0	360.8
Pre-tax income from continuing operations	37.9	8.5
Income (expense) benefit	(3.9)	9.7
Net income from continuing operations	34.0	18.2
Net loss on sale of discontinued operations, net of tax	(1.0)	—
Net income from discontinued operations, net of tax	—	1.1
Net income	33.0	19.3
Net loss (income) attributable to non-controlling interests	1.3	(6.3)
Net income attributable to White Mountains’s common shareholders	34.3	13.0
Change in foreign currency translation and pension liability, net of tax	.9	.1
Change in foreign currency translation and other from discontinued operations, net of tax	—	37.2
Comprehensive income attributable to White Mountains’s common shareholders	$35.2	$50.3

Consolidated Results - Three Months Ended March 31, 2017 versus Three Months Ended March 31, 2016
White Mountains’s total revenues increased 4% to $386 million in the first quarter of 2017, driven by higher investment returns. Earned insurance premiums decreased 6% to $265 million, driven largely by risk-selection refinement in OneBeacon's Programs, Entertainment and Healthcare businesses. Net realized and unrealized investment gains increased to $51 million in the first quarter of 2017, compared to $30 million in the first quarter of 2016. Net investment income was $26 million in the first quarter of 2017 compared to $18 million in the first quarter of 2016. See Summary of Investment Results on page 54.
White Mountains’s total expenses decreased 4% to $348 million in the first quarter of 2017.  Losses and LAE and other underwriting expenses decreased in line with earned premiums. There was no net loss reserve development in either the first quarter of 2017 or the first quarter of 2016. Insurance acquisition expenses decreased 12% due to OneBeacon's decrease in premium volume, change in business mix and lower employee costs. See OneBeacon on page 48.
General and administrative expenses increased 9% to $91 million in the first quarter of 2017, driven by $14 million of additional compensation expense recorded in the first quarter of 2017 related to the retirement of the Company’s former Chairman and CEO. Incentive compensation costs also reflect increases of 5% and 10% to White Mountains’s common share market price during the first quarter of 2017 and the first quarter of 2016.
White Mountains’s effective tax rate for the three months ended March 31, 2017 was 10.3%. White Mountains’s income tax benefit related to pre-tax income from continuing operations for the three months ended March 31, 2017 was different from the U.S. statutory rate of 35% due to changes in forecasted earnings by jurisdiction used in determining interim tax expense. The effective tax rate for the first quarter of 2016 was lower than the U.S. statutory rate of 35%, primarily due to a $13 million favorable settlement of the 2007-2009 IRS exam at OneBeacon. Future tax law changes that reduce the corporate tax rate would have an adverse effect on White Mountains's deferred tax assets. For example, a reduction in the U.S. federal income tax rate to between 20% and 15% would reduce the Company’s net deferred tax asset by $54 million to $72 million.

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
As a result of the Sirius Group and the Tranzact sales, the results of operations for Sirius Group and Tranzact have been classified as discontinued operations and are now presented separately, net of related income taxes, in the statement of comprehensive income. Prior year amounts have been reclassified to conform to the current period’s presentation. See Note 17 — “Held for Sale and Discontinued Operations”.

OneBeacon

Financial results and GAAP ratios for OneBeacon for the three months ended March 31, 2017 and 2016 follow:

	Three Months Ended
	March 31,
Millions	2017	2016
Gross written premiums	$297.3	$310.5
Net written premiums	$256.9	$280.1

Earned insurance premiums	$261.8	$278.6
Net investment income	12.2	14.4
Net realized and unrealized investment gains	15.0	16.6
Other revenue	3.4	.9
Total revenues	292.4	310.5
Losses and LAE	150.6	158.8
Insurance acquisition expenses	45.3	51.0
Other underwriting expenses	51.7	55.3
General and administrative expenses	4.7	3.6
General and administrative expenses—intangible asset amortization	.3	.3
Interest expense	3.3	3.3
Total expenses	255.9	272.3
Pre-tax income	$36.5	$38.2

GAAP ratios:
Losses and LAE	58%	57%
Expense	37%	38%
Combined	95%	95%

The following table presents OneBeacon’s book value per share:

(Millions, except per share amounts)	March 31, 2017	December 31, 2016	March 31, 2016
OneBeacon book value per share:
OneBeacon’s common shareholders’ equity	$1,033.4	$1,021.3	$1,016.6
OneBeacon common shares outstanding	94.7	94.3	94.3
OneBeacon book value per common share (1)	$10.91	$10.82	$10.78
(1) OneBeacon declared and paid a regular quarterly dividend of $.21 per common share in the first quarter of 2017 and each quarter during 2016.

OneBeacon ended the first quarter of 2017 with a book value per share of $10.91, an increase of 2.8% for the quarter, including dividends.

OneBeacon Results—Three Months Ended March 31, 2017 versus Three Months Ended March 31, 2016
OneBeacon’s GAAP combined ratio was 95% for the first quarter of 2017 and the first quarter of 2016. The loss ratio increased by one point to 58% for the first quarter of 2017 compared to the first quarter of 2016, driven by increased losses in OneBeacon's Programs, Healthcare and Government Risks businesses, mostly offset by decreases in several other lines. There was no net loss reserve development in either the first quarter of 2017 or the first quarter of 2016. The expense ratio decreased by one point to 37% for the first quarter of 2017 compared to the first quarter of 2016, driven by change in business mix and lower employee costs, which more than offset the negative impact of lower earned premiums.
OneBeacon’s net written premiums decreased 8% to $257 million in the first quarter of 2017 compared to the first quarter of 2016, driven largely by risk-selection refinement in its Programs ($16 million), Entertainment ($10 million) and Healthcare ($4 million) businesses. Excluding those businesses, net written premiums increased 3% for the first quarter of 2017.
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
OneBeacon’s net combined ratio was higher than the gross combined ratio by 6 points and 11 points for the first quarter of 2017 and 2016 as a result of the cost of the reinsurance programs more than offsetting the benefits from ceded losses. In the first quarter of 2016, Crop business reduced the gross combined ratio, but had no effect on the net combined ratio, as 100% of Crop results were ceded under the quota share reinsurance agreement that OneBeacon entered into on July 31, 2015 pursuant to its exit of the Crop business. Excluding the effects of the Crop business on the first quarter 2016 combined ratio, OneBeacon’s net combined ratio was higher than the gross combined ratio by 5 points, primarily from the cost of OneBeacon’s reinsurance programs.

HG Global/BAM

The following table presents the components of pre-tax income included in White Mountains’s HG Global/BAM segment related to the consolidation of HG Global, which includes HG Re and its other wholly-owned subsidiaries, and BAM for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017
Millions	HG Global	BAM	Eliminations	Total
Gross written premiums	$—	$18.7	$—	$18.7
Assumed (ceded) written premiums	12.6	(12.6)	—	—
Net written premiums	$12.6	$6.1	$—	$18.7

Earned insurance premiums	$1.5	$.5	$—	$2.0
Net investment income	.6	2.0	—	2.6
Net investment income - BAM Surplus Notes	4.8	—	(4.8)	—
Net realized and unrealized investment losses	.3	1.0	—	1.3
Other revenue	—	.4	—	.4
Total revenues	7.2	3.9	(4.8)	6.3
Insurance acquisition expenses	.3	.9	—	1.2
Other underwriting expenses	—	.1	—	.1
General and administrative expenses	.3	10.3	—	10.6
Interest expense - BAM Surplus Notes	—	4.8	(4.8)	—
Total expenses	.6	16.1	(4.8)	11.9
Pre-tax income (loss)	$6.6	$(12.2)	$—	$(5.6)
Supplemental information:
Member Surplus Contributions (1)	$—	$9.6	$—	$9.6

	Three Months Ended March 31, 2016
Millions	HG Global	BAM	Eliminations	Total
Gross written premiums	$—	$6.8	$—	$6.8
Assumed (ceded) written premiums	5.1	(5.1)	—	—
Net written premiums	$5.1	$1.7	$—	$6.8

Earned insurance premiums	$.9	$.3	$—	$1.2
Net investment income	.5	1.6	—	2.1
Net investment income - BAM Surplus Notes	4.5	—	(4.5)	—
Net realized and unrealized investment gains	2.1	4.9	—	7.0
Other revenue	—	.1	—	.1
Total revenues	8.0	6.9	(4.5)	10.4
Insurance acquisition expenses	.2	.7	—	.9
Other underwriting expenses	—	.1	—	.1
General and administrative expenses	.5	9.2	—	9.7
Interest expense - BAM Surplus Notes	—	4.5	(4.5)	—
Total expenses	.7	14.5	(4.5)	10.7
Pre-tax income (loss)	$7.3	$(7.6)	$—	$(.3)
Supplemental information:
Member Surplus Contributions (1)	$—	$6.7	$—	$6.7
(1) Member Surplus Contributions are recorded directly to BAM's equity, which is recorded as non-controlling interest on White Mountains's balance sheet.

HG Global/BAM Results—Three Months Ended March 31, 2017 versus Three Months Ended March 31, 2016
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
In the first quarter of 2017, BAM insured $2.4 billion of municipal bonds, $2.0 billion of which were in the primary market, compared to $2.2 billion of municipal bonds, $2.1 billion of which were in the primary market, insured in the first quarter of 2016. Gross written premiums and member surplus contributions totaled $28 million for the first quarter of 2017, compared to $14 million for the first quarter of 2016. Total pricing (i.e., gross written premiums and member surplus contributions weighted by the par value of bonds insured) was 119 basis points in the first quarter of 2017, up from 62 basis points in the first quarter of 2016.
HG Global reported GAAP pre-tax income of $7 million in the first quarter of 2017 and the first quarter of 2016. Results for the first quarter of 2017 and the first quarter of 2016 were both driven by $5 million of interest income on the BAM Surplus Notes. The variable rate was 3.78% and 3.54% as of March 31, 2017 and December 31, 2016.
As a mutual insurance company that is owned by its members, BAM’s results do not affect White Mountains’s book value per share and adjusted book value per share. However, White Mountains is required to consolidate BAM’s results in its GAAP financial statements and its results are attributed to non-controlling interests. White Mountains reported $12 million of GAAP pre-tax loss from BAM in the first quarter of 2017, compared to $8 million in the first quarter of 2016. The increase was primarily due to lower investment results. Results for the first quarter of 2017 include $5 million of interest expense on the BAM Surplus Notes and $10 million of operating expenses, compared to $5 million interest expense and $9 million of operating expenses in the first quarter of 2016. BAM’s statutory net loss was $9 million and $8 million in the first quarter of 2017 and the first quarter of 2016.
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
As of March 31, 2017, BAM’s claims paying resources increased 3% to $662 million from December 31, 2016. The increase was primarily driven by a $12 million increase in the HG Re collateral trusts and $10 million of member surplus contributions, partially offset by BAM’s first quarter of 2017 statutory net loss of $9 million.

The following table presents BAM’s total claims paying resources as of March 31, 2017 and December 31, 2016:

Millions	March 31, 2017	December 31, 2016
Policyholders’ surplus	$429.2	$431.5
Contingency reserve	25.5	22.7
Qualified statutory capital	454.7	454.2
Net unearned premiums	29.2	23.2
Present value of future installment premiums	3.3	3.3
Collateral trusts	175.0	163.0
Claims paying resources	$662.2	$643.7

As of March 31, 2016, BAM's claims paying resources increased 1% to $607 million from December 31, 2015. The increase was primarily driven by $7 million of Member Surplus Contributions and $6 million increase in the HG Re collateral trusts, partially offset by BAM's first three months of 2016 statutory net loss of $8 million. The following table presents BAM’s total claims paying resources as of March 31, 2016 and December 31, 2015:

Millions	March 31, 2016	December 31, 2015
Policyholders’ surplus	$433.4	$437.2
Contingency reserve	14.8	12.4
Qualified statutory capital	448.2	449.6
Net unearned premiums	14.0	12.5
Present value of future installment premiums	2.7	2.6
Collateral trusts	142.2	136.6
Claims paying resources	$607.1	$601.3

The following table presents amounts from HG Global, which includes HG Re and its other wholly-owned subsidiaries, and BAM that are contained within White Mountains’s consolidated balance sheet as of March 31, 2017 and December 31, 2016:

	March 31, 2017
Millions	HG Global	BAM	Eliminations and Segment Adjustment	Total
Assets
Fixed maturity investments	$155.3	$447.8	$—	$603.1
Short-term investments	18.6	43.5	—	62.1
Total investments	173.9	491.3	—	665.2
Cash	1.4	10.5	—	11.9
BAM Surplus Notes	503.0	—	(503.0)	—
Accrued interest receivable on BAM Surplus Notes	112.8	—	(112.8)	—
Other assets	13.5	9.6	(1.0)	22.1
Total assets	$804.6	$511.4	$(616.8)	$699.2

Liabilities
BAM Surplus Notes(1)	$—	$503.0	$(503.0)	$—
Accrued interest payable on BAM Surplus Notes(2)	—	112.8	(112.8)	—
Preferred dividends payable to White Mountains’s subsidiaries(3)	191.9	—	—	191.9
Preferred dividends payable to non-controlling interests	6.4	—	—	6.4
Other liabilities	72.4	48.6	(1.0)	120.0
Total liabilities	270.7	664.4	(616.8)	318.3

Equity
White Mountains’s common shareholders’ equity	517.4	—	—	517.4
Non-controlling interests	16.5	(153.0)	—	(136.5)
Total equity	533.9	(153.0)	—	380.9
Total liabilities and equity	$804.6	$511.4	$(616.8)	$699.2

	December 31, 2016
Millions	HG Global	BAM	Eliminations and Segment Adjustment	Total Segment
Assets
Fixed maturity investments	$155.2	$430.0	$—	$585.2
Short-term investments	6.4	38.1	—	44.5
Total investments	161.6	468.1	—	629.7
Cash	1.9	25.1	—	27.0
BAM Surplus Notes	503.0	—	(503.0)	—
Accrued interest receivable on BAM Surplus Notes	108.0	—	(108.0)	—
Other assets	12.5	39.9	(1.0)	51.4
Total assets	$787.0	$533.1	$(612.0)	$708.1
Liabilities
BAM Surplus Notes(1)	$—	$503.0	$(503.0)	$—
Accrued interest payable on BAM Surplus Notes(2)	—	108.0	(108.0)	—
Preferred dividends payable to White Mountains’s subsidiaries(3)	180.5	—	—	180.5
Preferred dividends payable to non-controlling interests	5.7	—	—	5.7
Other liabilities	61.4	73.0	(1.0)	133.4
Total liabilities	247.6	684.0	(612.0)	319.6
Equity
White Mountains’s common shareholders’ equity	522.8	—	—	522.8
Non-controlling interests	16.6	(150.9)	—	(134.3)
Total equity	539.4	(150.9)	—	388.5
Total liabilities and equity	$787.0	$533.1	$(612.0)	$708.1

(1)	Under GAAP, the BAM Surplus Notes are classified as debt by the issuer. Under U.S. Statutory accounting, they are classified as Surplus.

(2)
Under GAAP, interest accrues daily on the BAM Surplus Notes. Under U.S. Statutory accounting, interest is not accrued on the BAM Surplus Notes until it has been approved for payment by insurance regulators.

(3)	Dividends on HG Global preferred shares payable to White Mountains's subsidiaries are eliminated in White Mountains's consolidated financial statements.

Periodically, BAM publishes the gross par value of policies priced during the period while amounts recorded for accounting purposes are based on the gross par value of policies issued. The following table reconciles the gross par value of policies issued to the gross par value of policies priced for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
Millions	2017	2016
Gross par value of primary market policies issued	$2,041.0	$2,096.8
Gross par value of secondary market policies issued	338.1	81.8
Total gross par value of policies issued	2,379.1	2,178.6

Gross par value of policies priced yet to close	328.3	724.5
Less: Gross par value of policies closed that were previously priced	(353.3)	(298.6)
Total gross par value of policies priced	$2,354.1	$2,604.5

Other Operations

A summary of White Mountains’s financial results from its Other Operations segment for the three months ended March 31, 2017 and 2016 follows:

	Three Months Ended
	March 31,
Millions	2017	2016
Earned insurance premiums	$1.0	$2.3
Net investment income	11.3	1.4
Net realized and unrealized investment gains	35.0	5.9
Other revenue—MediaAlpha	32.5	32.7
Other revenue—Other	7.4	6.1
Total revenues	87.2	48.4
Loss and loss adjustment expenses	1.1	2.3
Insurance acquisition expenses	.1	.8
General and administrative expenses—MediaAlpha	30.9	30.5
General and administrative expenses—Other	45.1	40.2
General and administrative expenses—amortization of intangible assets	2.6	2.8
Interest expense	.4	1.2
Total expenses	80.2	77.8
Pre-tax income (loss)	$7.0	$(29.4)

Other Operations Results—Three Months Ended March 31, 2017 versus Three Months Ended March 31, 2016
White Mountains’s Other Operations segment reported pre-tax income of $7 million in the first quarter of 2017, compared to pre-tax loss of $29 million in the first quarter of 2016. The improved results were driven by higher investment returns, mostly due to a larger invested asset base resulting from the proceeds of the sale of Sirius Group. White Mountains’s Other Operations segment reported $35 million of net realized and unrealized investment gains in the first quarter of 2017 compared to net realized and unrealized investment gains of $6 million in the first quarter of 2016. White Mountains’s Other Operations segment reported $11 million of net investment income in the first quarter of 2017 compared to net investment income of $1 million in the first quarter of 2016. See Summary of Investment Results on page 54. White Mountains’s Other Operations segment other revenues included $33 million from MediaAlpha in both the first quarter of 2017 and the first quarter of 2016. White Mountains’s Other Operations segment general and administrative expenses included $31 million from MediaAlpha in both the first quarter of 2017 and the first quarter of 2016. White Mountains’s Other Operations segment general and administrative expenses increased $5 million in the first quarter of 2017 compared to the first quarter of 2016, driven by $14 million of additional compensation expense recorded in the first quarter of 2017 related to the retirement of the Company’s former Chairman and CEO, which was partially offset by higher incentive compensation costs in the first quarter of 2016 from a larger increase in the market price of White Mountains's common shares during the first quarter of 2016 compared to the first quarter of 2017. Incentive compensation costs reflect increases of 5% and 10% to White Mountains’s common share market price during the first quarter of 2017 and the first quarter of 2016.

Discontinued Operations

Sirius Group
On April 18, 2016, White Mountains completed the sale of Sirius Group to CMI. Sirius Group’s results inured to White
Mountains until the closing date of the transaction. For the three months ended March, 31, 2016, White Mountains reported Sirius Group’s combined ratio of 93% and comprehensive income from discontinued operations of $36 million. See Note 17 — “Held for Sale and Discontinued Operations”.

Tranzact Sale
On July 21, 2016, White Mountains completed the sale of Tranzact to an affiliate of Clayton, Dubilier & Rice, LLC.
Tranzact's results inured to White Mountains until the closing date of the transaction. For the three months ended March 31, 2016, White Mountains reported Tranzact’s net loss from discontinued operations of $2 million. See Note 17 — “Held for Sale and Discontinued Operations”.

II. Summary of Investment Results

White Mountains’s total investment results include continuing operations and discontinued operations. During the first quarter of 2015, White Mountains signed an agreement to sell Sirius Group, which closed on April 18, 2016. Sirius Group’s results inured to White Mountains through the closing date of the transaction.
During the third quarter of 2016, White Mountains established a portfolio of high-yield fixed maturity investments. Given the risk profile of these investments, White Mountains has included the returns associated with the high-yield fixed maturity investments with the returns from common equity securities and other long-term investments. See “NON-GAAP FINANCIAL MEASURES” on page 64.
For purposes of discussing rates of return, all percentages are presented gross of management fees and trading expenses in order to produce a better comparison to benchmark returns, while all dollar amounts are presented net of management fees and trading expenses.  A summary of White Mountains’s consolidated total operations’ pre-tax investment results, including returns from discontinued operations, for the three months ended March 31, 2017 and 2016 follows:

Gross investment returns and benchmark returns

	Three Months Ended
	March 31,
	2017	2016
Short-term investments	0.1%	0.5%
Investment grade fixed maturity investments	0.9%	1.6%
High-yield fixed maturity investments	2.2%	N/A
Total GAAP fixed income investments(1)	0.9%	1.5%
Bloomberg Barclays U.S. Intermediate Aggregate Index	0.7%	2.3%

Common equity securities	6.1%	2.0%
Other long-term investments	1.0%	0.2%
Total GAAP common equity securities and other long-term investments	4.2%	1.5%
Total common equity securities, other long-term investments and high-yield fixed maturity investments	3.7%	1.5%
S&P 500 Index (total return)	6.1%	1.3%
Bloomberg Barclays U.S. High Yield Ba 2% Issuer Capped (minus Energy & Financials)	2.0%	N/A

Total consolidated portfolio	1.5%	1.5%
(1) The impact of excluding high-yield fixed maturity investments from the GAAP fixed maturity investment returns was insignificant in the first quarter of 2017.

Investment Returns—Three Months Ended March 31, 2017 versus Three Months Ended March 31, 2016
White Mountains’s GAAP pre-tax total return on invested assets was 1.5% for both the first quarter of 2017 and the first quarter of 2016. The returns for the first quarter of 2017 were driven primarily by the continuing post election equity market rally while the first quarter 2016 returns were boosted by falling interest rates.

Fixed income results
White Mountains maintains a high-quality, short-duration fixed income portfolio. As of March 31, 2017, the fixed income portfolio duration, including short-term investments but excluding high-yield fixed maturity investments, was approximately 2.9 years, compared to 2.6 years as of December 31, 2016 and 2.0 years as of March 31, 2016. Including both short-term and high-yield fixed maturity investments, duration was approximately 3.0 years as of March 31, 2017.
The increase in the duration of the fixed income portfolio from the comparative periods was primarily a result of establishing a new medium duration British Pound Sterling (GBP) investment grade corporate bond mandate with Legal & General Investment Management, Ltd. (“LGIM”), a third party registered investment adviser. The duration of the LGIM portfolio was approximately 7.3 years as of March 31, 2017. White Mountains has entered into foreign currency forward contracts to manage its GBP foreign currency exposure relating to this mandate. As of March 31, 2017, these contracts had a total gross notional value of approximately $247 million (GBP 200 million).
The fixed income portfolio returned 0.9% for the first quarter of 2017, outperforming the longer duration Bloomberg Barclays U.S. Intermediate Aggregate Index return of 0.7%. The fixed income portfolio returned 1.5% for the first quarter of 2016, underperforming the longer duration Bloomberg Barclays U.S. Intermediate Aggregate Index return of 2.3%.

Common equity securities, other long-term investments, and high-yield fixed maturity investments results
White Mountains maintains a portfolio of common equity securities, other long-term investments and high-yield fixed maturity investments. White Mountains’s management believes that prudent levels of investments in common equity securities, other long-term investments and high-yield fixed maturity investments are likely to enhance long-term after-tax total returns. White Mountains’s portfolio of common equity securities, other long-term investments and high-yield fixed maturity investments represented approximately 23%, 20%, and 14% of total GAAP invested assets as of March 31, 2017, December 31, 2016, and March 31, 2016.
White Mountains’s portfolio of common equity securities, other long-term investments and high-yield fixed maturity investments returned 3.7% for the first quarter of 2017, underperforming the S&P 500 Index return of 6.1%. The underperformance versus the S&P 500 Index return was primarily attributable to (i) asset allocation, as high-yield fixed maturity investments did not keep pace with common equity securities for the quarter, and (ii) unfavorable performance in other long-term investments, primarily attributable to the impact of unconsolidated private capital investments, unfavorable mark-to-market adjustments to the OneBeacon Surplus Notes and currency hedges.
White Mountains’s portfolio of common equity securities primarily consists of passive ETFs and publicly-traded common equity securities that are actively managed by third party registered investment advisers. White Mountains’s portfolio of common equity securities and ETFs returned 6.1% for the first quarter of 2017, in line with the S&P 500 Index return of 6.1%.
The portfolio of ETFs seeks to provide investment results that, before expenses, generally correspond to the performance of broad market indices. As of March 31, 2017 and December 31, 2016, White Mountains had $385 million and $322 million invested in ETFs, respectively. During the first quarter of 2017 and 2016, the ETFs essentially earned the effective index return, before expenses, over the period in which White Mountains was invested in these funds.
White Mountains’s third party registered investment adviser relationships have been with Silchester International Investors (“Silchester”), who invests in value-oriented non-U.S. equity securities through an open-ended unit trust and Lateef Investment Management (“Lateef”), a growth at a reasonable price adviser managing a highly concentrated portfolio of mid-cap and large-cap growth companies. During the first quarter of 2017, White Mountains established a new relationship with Lazard Asset Management (“Lazard”), to manage a Pan-European common equity portfolio, of which the majority of the securities are denominated in Euros (EUR). The actively managed portfolio of common equity securities returned 6.9% for the first quarter of 2017, outperforming the S&P 500 Index return of 6.1%. The actively managed portfolio of common equity securities returned 1.0% for the first quarter of 2016, lagging the S&P 500 Index return of 1.3%.
In the first quarter of 2017, White Mountains entered into a foreign currency forward contract to manage the bulk of its foreign currency exposure associated with the common equity portfolio managed by Lazard. As of March 31, 2017, the contract had a total gross notional value of approximately $53 million (EUR 50 million).
White Mountains maintains a portfolio of other long-term investments that consists primarily of hedge funds, private equity funds, unconsolidated private capital investments, the OneBeacon Surplus Notes, and various other investments. As of March 31, 2017, approximately 44% of these other long-term investments were invested in private equity funds with a general emphasis on narrow, sector-focused investments, and hedge funds with a general emphasis on long-short equities.

White Mountains’s other long-term investments returned 1.0% for the first quarter of 2017.  The results for the first quarter of 2017 were primarily attributable to the impact of unconsolidated private capital investments, unfavorable mark-to-market adjustments to the OneBeacon Surplus Notes and currency hedges. White Mountains’s other long-term investments returned 0.2% for the first quarter of 2016.  The return for the first quarter of 2016 was primarily attributable to favorable results from the OneBeacon Surplus Notes, partially offset by unfavorable results from private equity funds and hedge funds.
During the third quarter of 2016, White Mountains established a new relationship with Principal Global Investors, LLC (“Principal”), a third party registered investment adviser, to manage a relatively concentrated portfolio of high-yield fixed maturity investments. The Principal separate account is invested in issuers of U.S. dollar denominated publicly traded and 144A debt securities issued by corporations with generally at least one rating between "B-" and “BB+” inclusive by Standard and Poor's or similar ratings from other rating agencies. The high-yield fixed maturity investments returned 2.2% for the first quarter of 2017, outperforming the Bloomberg Barclays U.S. High Yield Ba 2% Issuer Capped (minus Energy & Financials) Index return of 2.0%.

Foreign Currency Translation
As of March 31, 2017, White Mountains has foreign currency exchange rate risk on approximately $423 million of net assets: cash and fixed income securities denominated in GBP managed by LGIM, cash and common equity securities denominated in Euros and other currencies managed by Lazard, common equity securities managed by Silchester, Wobi and various other consolidated and unconsolidated private capital investments.
White Mountains entered into foreign currency forward contracts to economically hedge the GBP and Euro foreign currency exposure for the invested assets managed by LGIM and Lazard. The following table summarizes the fair value of the foreign denominated assets for these mandates as well as the gross notional amount and fair value of the foreign currency forward contracts:

$ in millions		Fair Value of Investment Portfolio	Fair Value of Foreign Currency Forward Contract	Gross Notional Value of Foreign Currency Forward Contract
Investment Mandate	Currency	(in USD)	(in USD)	(Local Currency)		(in USD)
LGIM	GBP	$252.3	$250.3	GBP	200.0	$247.2
Lazard	EUR	56.0	53.7	EUR	50.0	52.7
	Total	$308.3	$304.0		Total	$299.9

At March 31, 2017, White Mountains’s net foreign currency exchange rate risk was on net assets of approximately $119 million.

Investment in Symetra Common Shares
During the first quarter of 2015, Symetra announced that it entered into a definitive merger agreement with Sumitomo Life Insurance Company (“Sumitomo Life”) pursuant to which Sumitomo Life would acquire all of the outstanding shares of Symetra. On February 1, 2016, Symetra closed its definitive merger agreement with Sumitomo Life and White Mountains received proceeds of $658 million, or $32 per common share. White Mountains recognized $5 million in pre-tax net investment gains associated with Symetra during the first quarter of 2016. White Mountains also received a special dividend of $.50 per share as part of the transaction that was paid in the third quarter of 2015.

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash and Short-term Investments

Holding company level.  The primary sources of cash for the Company and certain of its intermediate holding companies are expected to be distributions and tax sharing payments received from its insurance and other operating subsidiaries, capital raising activities, net investment income, proceeds from sales and maturities of investments and, from time to time, proceeds from the sales of operating subsidiaries. The primary uses of cash are expected to be repurchases of the Company’s common shares, payments on and repurchases/retirements of its debt obligations, dividend payments to holders of the Company’s common shares, to non-controlling interest holders of OneBeacon Ltd.’s common shares, distributions to non-controlling interest holders of other consolidated subsidiaries, purchases of investments, payments to tax authorities, contributions to operating subsidiaries, operating expenses and, from time to time, purchases of operating subsidiaries.
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
Management believes that White Mountains’s cash balances, cash flows from operations, routine sales and maturities of investments and the liquidity provided by the WTM Bank Facility, the OneBeacon Bank Facility and revolving credit facilities of other consolidated subsidiaries are adequate to meet expected cash requirements for the foreseeable future on both a holding company and subsidiary level.

Dividend Capacity

Under the insurance laws of the states and jurisdictions that White Mountains’s insurance subsidiaries are domiciled, an insurer is restricted with respect to the timing and the amount of dividends it may pay without prior approval by regulatory authorities. Accordingly, there can be no assurance regarding the amount of such dividends that may be paid by such subsidiaries in the future. Following is a description of the dividend capacity of White Mountains’s insurance and operating subsidiaries:

OneBeacon:
OneBeacon’s top-tier regulated U.S. insurance subsidiary, Atlantic Specialty Insurance Company (“ASIC”), has the ability to pay dividends to its immediate parent without the prior approval of regulatory authorities in an amount set by formula based on the lesser of (i) adjusted net investment income, as defined by statute, or (ii) 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus. Based upon the formula above, most recently calculated as of December 31, 2016, ASIC has the ability to pay $11 million of dividends without the prior approval of regulatory authorities. When taking into consideration the rolling 12-month portion of this statutorily-defined calculation, including adjusted net investment income and the timing of dividends paid, OneBeacon anticipated that ASIC would have the ability to pay dividends of approximately $30 million during 2017. ASIC paid a $30 million dividend to its immediate parent on April 27, 2017. As of December 31, 2016, ASIC had $625 million of statutory surplus and $69 million of earned surplus.
In 2017, Split Rock has the ability to distribute statutory capital without the prior approval of the Bermuda Monetary Authority (the “BMA”), provided it does not reduce its total statutory capital, as shown in the previous year's statutory financial statements, by 15% or more.
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

Based upon the limitations described above, Split Rock currently has the ability to distribute up to $32 million of statutory capital and pay up to $60 million of dividends during 2017 without the prior approval of regulatory authorities. Split Rock did not pay any dividends or distributions during the first quarter of 2017.
During the first quarter of 2017, OneBeacon’s unregulated insurance subsidiaries paid $5 million of dividends to their immediate parent. As of March 31, 2017, OneBeacon’s unregulated insurance operating subsidiaries had $60 million of net unrestricted cash, short-term investments and fixed maturity investments and $70 million of other long-term investments, consisting of the OneBeacon Surplus Notes.
During the first quarter of 2017, OneBeacon Ltd. paid $20 million of regular quarterly dividends to its common shareholders. White Mountains received $15 million of these dividends.
As of March 31, 2017, OneBeacon Ltd. and its intermediate holding companies had $44 million of net unrestricted cash, short-term investments and fixed maturity investments and $13 million of common equity securities outside of its regulated and unregulated insurance subsidiaries.

HG Global/BAM:
At March 31, 2017, HG Global had $619 million face value of preferred shares outstanding, of which White Mountains owned 96.9%. Holders of the HG Global preferred shares receive cumulative dividends at a fixed annual rate of 6.0% on a quarterly basis, when and if declared by HG Global. HG Global did not declare or pay any preferred dividends in the first quarter of 2017. As of March 31, 2017, HG Global has accrued $198 million of dividends payable to holders of its preferred shares, $192 million of which is payable to White Mountains and eliminated in consolidation.
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
Effective January 1, 2014, HG Global and BAM agreed to change the interest rate on the BAM Surplus Notes for the five years ending December 31, 2018 from a fixed rate of 8.0% to a variable rate equal to the one-year U.S. treasury rate plus 300 basis points, set annually, which is 3.78% for 2017. Prior to the end of 2018, BAM has the option to extend the variable rate period for an additional three years.  At the end of the variable rate period, the interest rate will be fixed at the higher of the then current variable rate or 8.0%.  BAM is required to seek regulatory approval to pay interest and principal on its surplus notes only when adequate capital resources have accumulated beyond BAM’s initial capitalization and a level that continues to support its outstanding obligations, business plan and ratings. BAM did not pay any interest on the BAM Surplus Notes during the first quarter of 2017.

Other Operations:
During the first quarter of 2017, WM Advisors did not pay any dividends to its immediate parent. As of March 31, 2017, WM Advisors had $11 million of net unrestricted cash, short-term investments and fixed maturity investments.
During the first quarter of 2017, White Mountains paid a $5 million common share dividend. As of March 31, 2017, the Company and its intermediate holding companies had $1,507 million of net unrestricted cash, short-term investments and fixed maturity investments, $402 million of common equity securities and $85 million of other long-term investments included in its Other Operations segment.

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
Insurance float can increase in a number of ways, including through acquisitions of insurance operations, organic growth in existing insurance operations and recognition of losses that do not immediately cause a corresponding reduction in investment assets.  Conversely, insurance float can decrease in a number of other ways, including sales of insurance operations, shrinking or runoff of existing insurance operations, the acquisition of operations that do not have substantial investment assets (e.g., an agency) and the recognition of gains that do not cause a corresponding increase in investment assets.  It is White Mountains’s intention to generate low-cost float over time through a combination of acquisitions and organic growth in its existing insurance operations. However, White Mountains seeks to increase overall profitability, which sometimes reduces insurance float, such as in the Sirius Group sale.

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
The following table illustrates White Mountains’s consolidated insurance float position as of March 31, 2017 and December 31, 2016:

($ in millions)	March 31, 2017	December 31, 2016
Loss and LAE reserves	$1,368.8	$1,365.6
Unearned insurance and reinsurance premiums	678.1	658.0
Ceded reinsurance payable	11.2	17.0
Funds held under insurance and reinsurance contracts	148.7	153.0
Insurance liabilities	2,206.8	2,193.6

Cash in regulated insurance and reinsurance subsidiaries	$20.9	$13.6
Reinsurance recoverable on paid and unpaid losses	178.1	179.5
Insurance and reinsurance premiums receivable	227.5	229.9
Deferred acquisition costs	110.4	106.9
Ceded unearned insurance and reinsurance premiums	52.4	44.2
Insurance assets	589.3	574.1

Insurance float	$1,617.5	$1,619.5
Insurance float as a multiple of total capital	0.4x	0.4x
Insurance float as a multiple of White Mountains’s common shareholders’ equity	0.4x	0.4x

During the first quarter of 2017, insurance float decreased by $2 million, primarily due to a $17 million decrease in OneBeacon's insurance float that was mostly offset by a $15 million increase at HG Global and BAM.

Financing

The following table summarizes White Mountains’s capital structure as of March 31, 2017 and December 31, 2016:

($ in millions)	March 31, 2017	December 31, 2016
WTM Bank Facility	$—	$—
OBH Senior Notes, carrying value	273.2	273.2
OneBeacon Bank Facility	—	—
MediaAlpha Bank Facility, carrying value	11.5	12.7
Total debt	284.7	285.9
Non-controlling interest—OneBeacon Ltd.	250.7	244.6
Non-controlling interests—other, excluding mutuals and reciprocals	34.7	35.8
Total White Mountains’s common shareholders’ equity	3,625.2	3,603.3
Total capital	4,195.3	4,169.6

Total debt to total capital	7%	7%

Management believes that White Mountains has the flexibility and capacity to obtain funds externally as needed through debt or equity financing on both a short-term and long-term basis. However, White Mountains can provide no assurance that, if needed, it would be able to obtain additional debt or equity financing on satisfactory terms, if at all.

White Mountains has an unsecured revolving credit facility with a syndicate of lenders administered by Wells Fargo Bank, N.A., which has a total commitment of $425 million and a maturity date of August 14, 2018 (the “WTM Bank Facility”). As of March 31, 2017, the WTM Bank Facility was undrawn.
OneBeacon Ltd. and OneBeacon U.S. Holdings, Inc. (“OBH”), as co-borrowers and co-guarantors, have a revolving credit facility administered by U.S. Bank N.A. and also including BMO Harris Bank N.A., which has a total commitment of $65 million and has a maturity date of September 29, 2019 (the “OneBeacon Bank Facility”).  As of March 31, 2017, the OneBeacon Bank Facility was undrawn.
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
On July 23, 2015, MediaAlpha entered into a secured credit facility with Opus Bank, which has a total commitment of $20 million and has a maturity date of July 23, 2019 (the “MediaAlpha Bank Facility”).  The MediaAlpha Bank Facility consists of a $15 million term loan facility, which had a principal balance of $12 million as of March 31, 2017, and a $5 million revolving credit facility, which was undrawn as of March 31, 2017. During the first quarter of 2017, MediaAlpha repaid $1 million under the term loan facility. The MediaAlpha Bank Facility carries a variable interest rate that is based on the Prime Rate, as published by the Wall Street Journal, plus a spread of 1.5% as of March 31, 2017.
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
The OBH Senior Notes were issued under indentures that contain restrictive covenants which, among other things, limit the ability of OneBeacon Ltd., OBH, and their respective subsidiaries to create liens and enter into sale and leaseback transactions and limits the ability of OneBeacon Ltd. and OBH to consolidate, merge or transfer its properties and assets. The indentures do not contain any financial ratios or specified levels of net worth or liquidity to which OneBeacon Ltd. or OBH must adhere. In addition, a failure by OneBeacon Ltd., OBH or their respective subsidiaries to pay principal and interest on covered debt, where such failure results in the acceleration of at least $75 million of the principal amount of covered debt, could trigger the acceleration of the OBH Senior Notes.
It is possible that, in the future, one or more of the rating agencies may lower White Mountains’s existing ratings. If one or more of its ratings were lowered, White Mountains could incur higher borrowing costs on future borrowings and its ability to access the capital markets could be impacted.

Covenant Compliance
As of March 31, 2017, White Mountains was in compliance with all of the covenants under all of its debt instruments and expects to remain in compliance for the foreseeable future.

Share Repurchases

White Mountains’s board of directors has authorized the Company to repurchase its common shares from time to time, subject to market conditions. The repurchase authorizations do not have a stated expiration date. As of March 31, 2017, White Mountains may repurchase an additional 878,130 shares under these board authorizations. In addition, from time to time White Mountains has also repurchased its common shares through tender offers that were separately approved by its board of directors.
The following table presents common shares repurchased by the Company, as well as the average price per share as a percent of adjusted book value per share. For 2016 periods, the table also presents the average price per share to the adjusted book value per share, including the estimated gain from the Sirius Group sale of $89 per share as of March 31, 2016 that was reported in the Company’s Form 10-Q for the period ended March 31, 2016.

				Average price per share as % of
					Adjusted book
			Average		value per share,
	Shares	Cost	price	Adjusted book	including estimated
Dates	Repurchased	(millions)	per share	value per share(1)	gain from Sirius sale

1st quarter 2017(2)	7,699	$6.5	$836.05	105%	N/A
April 2017	—	—	—	—%	N/A
Year-to-date April 30, 2017	7,699	$6.5	$836.05	105%	N/A

1st quarter 2016(2)	228,688	$172.7	$755.36	107%	95%
April 2016	356,423	287.5	806.52	114%	102%
Year-to-date April 30, 2016	585,111	$460.2	$786.53	112%	99%
(1) Average price per share is expressed as a percentage of White Mountains's adjusted book value per share as of March 31, 2017 for the 2017 periods presented and as of March 31, 2016 for the 2016 periods presented.
(2) Includes 7,699 and 8,022 common shares repurchased by the Company during the first quarter of 2017 and 2016 to satisfy employee income tax withholding pursuant to employee benefit plans. Shares repurchased pursuant to employee benefit plans do not reduce the board authorization referred to above.

OneBeacon
In 2007, OneBeacon’s board authorized management to repurchase up to $200 million of OneBeacon’s Class A common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This authorization does not have a stated expiration date. Since the inception of this authorization, OneBeacon has repurchased and retired 6.7 million of its Class A common shares. During the first quarter of 2017, OneBeacon did not repurchase any of its common shares under the share repurchase authorization. During the first quarter of 2016, OneBeacon repurchased and retired 850,349 of its common shares under the share repurchase authorization for $11 million at an average share price of $12.42. The amount of authorization remaining is $75 million as of March 31, 2017.
During the first quarter of 2017 and 2016, OneBeacon also repurchased 67,273 and 64,981 common shares for $1 million in each period to satisfy employee income tax withholding pursuant to employee benefit plans. Shares repurchased pursuant to employee benefit plans do not reduce the board authorization referred to above.

Cash Flows

Detailed information concerning White Mountains’s cash flows during the three months ended March 31, 2017 and 2016 follows:

Cash flows from continuing operations for the three months ended March 31, 2017 and March 31, 2016
Net cash used for continuing operations was $56 million in the first three months of 2017 and $46 million in the first three months of 2016. The increase in cash used for continuing operations was primarily driven by an increase in incentive compensation and employee retirement payments in the first quarter of 2017 relative to the first quarter of 2016. White Mountains made long-term incentive payments totaling $27 million and $9 million during the first quarter of 2017 and 2016. In 2016, White Mountains made an additional $41 million of long-term incentive payments during the second quarter after the closing of the Sirius Group sale. White Mountains also paid a $21 million cash retirement payment to its former CEO during the first quarter of 2017. White Mountains does not believe these trends will have a meaningful impact on its future liquidity or its ability to meet its future cash requirements.

Cash flows from investing and financing activities for the three months ended March 31, 2017
Financing and Other Capital Activities
During the first quarter of 2017, the Company declared and paid a $5 million cash dividend to its common shareholders.
During the first quarter of 2017, OneBeacon Ltd. declared and paid $20 million of cash dividends to its common shareholders. White Mountains received a total of $15 million of these dividends.
During the first quarter of 2017, BAM received $10 million in surplus contributions from its members.
During the first quarter of 2017, MediaAlpha paid $0.7 million of dividends, of which $0.4 million was paid to White Mountains. During the first quarter of 2017, MediaAlpha repaid $1 million of the term loan portion of the MediaAlpha Bank Facility.
During the first quarter of 2017, WM Life Re returned $1 million of capital to White Mountains.

Cash flows from investing and financing activities for the three months ended March 31, 2016
Financing and Other Capital Activities
During the first quarter of 2016, the Company declared and paid a $5 million cash dividend to its common shareholders.
During the first quarter of 2016, the Company repurchased and retired 228,688 of its common shares for $173 million, which included 8,022 common shares, for $6 million, that was a non-cash repurchase under employee benefit plans.
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
As of March 31, 2017, approximately 93% of the investment portfolio (including investments in discontinued operations) recorded at fair value was priced based upon quoted market prices or other observable inputs. Investments valued using Level 1 inputs include fixed maturity securities, primarily investments in U.S. Treasuries, common equity securities and short-term investments, which include U.S. Treasury Bills. Investments valued using Level 2 inputs comprise fixed maturity securities including debt securities issued by corporations, municipal obligations, mortgage and asset-backed securities, foreign government, agency and provisional obligations and preferred stock. Fair value estimates for investments that trade infrequently and have few or no observable market prices are classified as Level 3 measurements. Investments valued using Level 2 inputs also include certain ETFs that track U.S. stock indices such as the S&P 500 but are traded on foreign exchanges and that management values using the fund’s published NAV to account for the difference in market close times. Level 3 fair value estimates based upon unobservable inputs include White Mountains’s investments in surplus notes, as well as certain investments in fixed maturity investments, common equity securities and other long-term investments where quoted market prices are unavailable or are not considered reasonable.
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
Adjusted book value per share is a non-GAAP financial measure which is derived by adjusting the GAAP book value per share denominator to exclude unearned restricted common shares, the compensation cost of which, at the date of calculation, has yet to be amortized. In addition, the calculation of adjusted book value per share includes the dilutive effects of outstanding non-qualified options for periods prior to January 20, 2017, the expiration date of the non-qualified options. The reconciliation of GAAP book value per share to adjusted book value per share is included on page 46.
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

	March 31, 2017
Common equity securities and other long-term investment returns	GAAP return	Include: Impact of high-yield fixed maturity investments (1)(2)	Reported return

Quarter-to-date	4.2%	(0.5)%	3.7%
(1) High-yield fixed maturity investments returned 2.2% for the first quarter of 2017.
(2) The impact of excluding high-yield fixed maturity investments from the GAAP fixed maturity investment returns was insignificant in the first quarter of 2017.

CRITICAL ACCOUNTING ESTIMATES

Refer to the Company’s 2016 Annual Report on Form 10-K for a complete discussion regarding White Mountains’s critical accounting estimates.

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

These statements are based on certain assumptions and analyses made by White Mountains in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors believed to be appropriate in the circumstances. However, whether actual results and developments will conform with its expectations and predictions is subject to a number of risks and uncertainties that could cause actual results to differ materially from expectations, including:

•	the risk that OneBeacon's proposed merger with Intact Financial Corporation (the “Transaction”) may not be completed on the currently contemplated timeline or at all;

•
the possibility that any or all of the various conditions to the consummation of the Transaction may not be satisfied or waived, including the failure to receive any required regulatory approvals from any applicable governmental entities (or any conditions, limitations or restrictions placed on such approvals);

•
the occurrence of any event, change or other circumstance that could give rise to the termination of the merger agreement dated May 2, 2017, among OneBeacon, Intact Financial Corporation and the other parties thereto (the “Merger Agreement”), including in circumstances which would require OneBeacon to pay a termination fee or other expenses;

•
risks related to diverting management’s attention from White Mountains’s or OneBeacon’s ongoing business operations and other risks related to the announcement or pendency of the Transaction, including on White Mountains’s or OneBeacon’s ability to retain and hire key personnel, their ability to maintain relationships with its customers, policyholders, brokers, service providers and others with whom they do business and their operating results and business generally;

•	the risk that shareholder litigation in connection with the transactions contemplated by the Merger Agreement may result in significant costs of defense, indemnification and liability;

•	the risks associated with Item 1A of White Mountains’s 2016 Annual Report on Form 10-K;

•	claims arising from catastrophic events, such as hurricanes, earthquakes, floods, fires, terrorist attacks or severe winter weather;

•	the continued availability of capital and financing;

•	general economic, market or business conditions;

•	business opportunities (or lack thereof) that may be presented to it and pursued;

•	competitive forces, including the conduct of other property and casualty insurers and reinsurers;

•	changes in domestic or foreign laws or regulations, or their interpretation, applicable to White Mountains, its competitors or its customers;

•	an economic downturn or other economic conditions adversely affecting its financial position;

•	recorded loss reserves subsequently proving to have been inadequate;

•	actions taken by ratings agencies from time to time, such as financial strength or credit ratings downgrades or placing ratings on negative watch; and

•	other factors, most of which are beyond White Mountains’s control.

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

Refer to White Mountains’s 2016 Annual Report on Form 10-K and in particular Item 7A. - “Quantitative and Qualitative Disclosures About Market Risk”.

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
There were no significant changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended March 31, 2017.

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
In addition, OneBeacon, OneBeacon-sponsored benefit plans and other affiliates of White Mountains in their capacity as former shareholders of Tribune, along with thousands of former Tribune shareholders, have been named as defendants in an adversary proceeding brought by the Official Committee of Unsecured Creditors of the Tribune Company (the “Committee”), on behalf of the Tribune Company, which seeks to avoid the repurchase of shares by Tribune in the LBO on a theory of intentional fraudulent transfer (the “Committee Action”). Tribune emerged from bankruptcy in 2012, and a litigation trustee replaced the Committee as plaintiff in the Committee Action. This matter was consolidated for pretrial matters with the Noteholder Actions in the SDNY and was stayed pending the motion to dismiss in the Noteholder Actions. An omnibus motion to dismiss the shareholder defendants in the Committee Action was filed in May 2014 and the motion was granted on January 6, 2017. The plaintiff has requested permission to move the SDNY to certify the decision as a final judgment capable of immediate appeal. No amount has been accrued in connection with this matter as of March 31, 2017, as the amount of loss, if any, cannot be reasonably estimated.

Item 1A. Risk Factors.

There have been no material changes to any of the risk factors previously disclosed the Registrant’s 2016 Annual Report on Form 10-K.

Item 2.	Issuer Purchases of Equity Securities.

Months	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
January 1-January 31, 2017	7,699	$836.05	—	878,130
February 1-February 28, 2017	—	$—	—	878,130
March 1-March 31, 2017	—	$—	—	878,130
Total	7,699	$836.05	—	878,130
(1) White Mountains’s board of directors has authorized the Company to repurchase its common shares, from time to time, subject to market conditions. The repurchase authorizations do not have a stated expiration date.

Item 3. Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a)	Exhibit number		Name
	3	—	Amended and Restated Bye-Laws of the Company. *
	10.1	—	Retirement Agreement dated March 1, 2017 between White Mountains Insurance Group, Ltd. and Raymond Barrette. *
	10.2	—
Fourth Amendment dated as of February 28, 2017 to the Amended and Restated Investment Management Agreement dated as of December 23, 2014 by and between White Mountains Advisors LLC and OneBeacon Insurance Group, Ltd. *

	10.3	—	OneBeacon's 2017 Management Incentive Plan. *
	10.4	—	OneBeacon 2017 Long-Term Incentive Plan. *
	10.5	—	Form of OneBeacon Insurance Group, Ltd. 2017 Special Restricted Share Award Agreement. *
	10.6	—	Form of OneBeacon Insurance Group, Ltd. 2017-2019 Restricted Share Award Agreement. *
	11	—	Statement Re Computation of Per Share Earnings. **
	31.1	—	Principal Executive Officer Certification Pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934, as Amended. *
	31.2	—	Principal Financial Officer Certification Pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934, as Amended. *
	32.1	—	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
	32.2	—	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
	101	—
The following financial information from White Mountains’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in XBRL: (i) Consolidated Balance Sheets, March 31, 2017 and December 31, 2016; (ii) Consolidated Statements of Operations and Comprehensive Income, Three Ended March 31, 2017 and 2016; (iii) Consolidated Statements of Changes in Equity, Three Months Ended March 31, 2017 and 2016; (iv) Consolidated Statements of Cash Flows, Three Months Ended March 31, 2017 and 2016; and (v) Notes to Consolidated Financial Statements. *

*	Included herein
**	Not included as an exhibit as the information is contained elsewhere within this report. See Note 11 — “Earnings Per Share” of the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
(Registrant)

Date:	May 2, 2017	By: /s/ J. Brian Palmer
J. Brian Palmer
Managing Director and Chief Accounting Officer