Form 10-Q
period 2017-06-30
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2017-08-04
CIK 776867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2017

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number 1-8993

WHITE MOUNTAINS INSURANCE GROUP, LTD.
(Exact name of Registrant as specified in its charter)

Bermuda	94-2708455
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

80 South Main Street,	03755-2053
Hanover, New Hampshire	(Zip Code)
(Address of principal executive offices)

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

As of August 2, 2017, 4,336,625 common shares with a par value of $1.00 per share were outstanding (which includes 53,814 restricted common shares that were not vested at such date).

WHITE MOUNTAINS INSURANCE GROUP, LTD.

Part I.FINANCIAL INFORMATION.

Item 1.	Financial Statements
WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

(Millions, except share amounts)	June 30, 2017	December 31, 2016
Assets	Unaudited
Fixed maturity investments, at fair value	$1,566.9	$2,081.1
Short-term investments, at amortized cost (which approximates fair value)	71.6	174.9
Common equity securities, at fair value	827.9	285.6
Other long-term investments	226.5	172.8
Total investments	2,692.9	2,714.4
Cash	53.3	80.2
Insurance premiums receivable	2.8	1.6
Deferred acquisition costs	13.0	10.6
Accrued investment income	16.0	14.8
Accounts receivable on unsettled investment sales	199.5	4.8
Goodwill and other intangible assets	49.5	54.7
Other assets	62.8	64.1
Assets held for sale	3,696.4	3,599.5
Total assets	$6,786.2	$6,544.7
Liabilities
Unearned insurance premiums	$109.9	$82.9
Debt	10.6	12.7
Accrued incentive compensation	63.3	95.7
Accounts payable on unsettled investment purchases	114.6	—
Other liabilities	44.9	46.9
Liabilities held for sale	2,678.8	2,569.3
Total liabilities	3,022.1	2,807.5
Equity
White Mountains’s common shareholders’ equity
White Mountains’s common shares at $1 par value per share - authorized 50,000,000 shares;
issued and outstanding 4,571,625 and 4,563,814 shares	4.6	4.6
Paid-in surplus	810.5	806.1
Retained earnings	2,835.2	2,797.2
Accumulated other comprehensive loss, after tax:
Net unrealized foreign currency translation losses	—	(1.4)
Accumulated other comprehensive loss from net change in benefit plan assets and obligations	(3.0)	(3.2)
Total White Mountains’s common shareholders’ equity	3,647.3	3,603.3
Non-controlling interests	116.8	133.9
Total equity	3,764.1	3,737.2
Total liabilities and equity	$6,786.2	$6,544.7

 See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions, except per share amounts)	2017	2016	2017	2016
Revenues:
Earned insurance premiums	$2.2	$3.3	$5.2	$6.8
Net investment income	14.7	6.1	27.5	8.6
Net realized and unrealized investment gains	33.7	3.4	70.0	16.3
Advertising and commission revenues	33.2	29.2	71.7	63.0
Other revenue	1.6	7.2	4.5	13.3
Total revenues	85.4	49.2	178.9	108.0
Expenses:
Loss and loss adjustment expenses	—	2.3	1.1	4.6
Insurance acquisition expenses	.9	1.4	2.2	3.1
Other underwriting expenses	.1	.1	.2	.2
Cost of sales	26.8	24.4	55.6	52.9
General and administrative expenses	57.5	45.2	117.9	99.9
Interest expense	.5	.9	.9	2.1
Total expenses	85.8	74.3	177.9	162.8
Pre-tax (loss) income from continuing operations	(.4)	(25.1)	1.0	(54.8)
Income tax benefit	1.0	4.0	1.3	5.6
Net income (loss) from continuing operations	.6	(21.1)	2.3	(49.2)
(Loss) gain from sale of other discontinued operations, net of tax	(.6)	366.6	(1.6)	366.6
Net income from discontinued operations, net of tax	3.4	17.0	35.7	64.4

Net income	3.4	362.5	36.4	381.8
Net loss (income) attributable to non-controlling interests	12.1	(21.4)	13.4	(27.7)
Net income attributable to White Mountains’s common shareholders	15.5	341.1	49.8	354.1
Comprehensive income, net of tax:
Change in foreign currency translation	.6	(.2)	1.4	(.1)
Comprehensive income from discontinued operations, net of tax	.2	108.3	.3	145.5
Comprehensive income	16.3	449.2	51.5	499.5
Other comprehensive income attributable to non-controlling interests	(.1)	—	(.1)	—
Comprehensive income attributable to White Mountains’s common shareholders	$16.2	$449.2	$51.4	$499.5
Income per share attributable to White Mountains’s common shareholders
Basic income (loss) per share
Continuing operations	$2.78	$(8.34)	$3.42	$(14.47)
Discontinued operations	.61	75.27	7.47	81.04
Total consolidated operations	$3.39	$66.93	$10.89	$66.57
Diluted income (loss) per share
Continuing operations	$2.78	$(8.32)	$3.42	$(14.46)
Discontinued operations	.61	75.11	7.47	80.96
Total consolidated operations	$3.39	$66.79	$10.89	$66.50
Dividends declared per White Mountains’s common share	$—	$—	$1.00	$1.00

See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Unaudited

	White Mountains’s Common Shareholders’ Equity
(Millions)	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Non-controlling interest	Total Equity
Balance at January 1, 2017	$810.7	$2,797.2	$(4.6)	$3,603.3	$133.9	$3,737.2

Net income	—	49.8	—	49.8	(13.4)	36.4
Net change in foreign currency translation and benefit plan assets and obligations	—	—	1.6	1.6	.1	1.7
Total comprehensive income	—	49.8	1.6	51.4	(13.3)	38.1
Dividends declared on common shares	—	(4.6)	—	(4.6)	—	(4.6)
Dividends to non-controlling interests	—	—	—	—	(12.1)	(12.1)
Repurchases and retirements of common shares	(2.0)	(7.2)	—	(9.2)	(5.2)	(14.4)
Issuances of common shares	1.6	—	—	1.6	—	1.6
Deconsolidation of non-controlling interests associated with the sale of Star & Shield	—	—	—	—	(4.4)	(4.4)
Issuance of shares to non-controlling interests	(4.8)	—	—	(4.8)	4.8	—
Net contributions from non-controlling interests	—	—	—	—	12.6	12.6
Amortization of restricted share awards	9.6	—	—	9.6	.5	10.1
Balance at June 30, 2017	$815.1	$2,835.2	$(3.0)	$3,647.3	$116.8	$3,764.1

	White Mountains’s Common Shareholders’ Equity
(Millions)	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Non-controlling interest	Total Equity
Balance at January 1, 2016	$978.2	$3,084.9	$(149.9)	$3,913.2	$454.8	$4,368.0

Net income	—	354.1	—	354.1	27.7	381.8
Net change in foreign currency translation and benefit plan assets and obligations	—	—	32.1	32.1	—	32.1
Recognition of foreign currency translation and other accumulated comprehensive items from the sale of Sirius Group	—	—	113.3	113.3	—	113.3
Total comprehensive income	—	354.1	145.4	499.5	27.7	527.2
Dividends declared on common shares	—	(5.4)	—	(5.4)	—	(5.4)
Dividends to non-controlling interests	—	—	—	—	(12.1)	(12.1)
Repurchases and retirements of common shares	(120.4)	(427.0)	—	(547.4)	—	(547.4)
Issuance of common shares	9.1	—	—	9.1	—	9.1
Deconsolidation of non-controlling interests associated with the sale of Sirius Group	—	—	—	—	(250.0)	(250.0)
Acquisition from non-controlling interests - OneBeacon	(2.7)	—	—	(2.7)	(8.8)	(11.5)
Issuances of shares to non-controlling interests	—	—	—	—	.3	.3
Net contributions from non-controlling interests	—	—	—	—	11.9	11.9
Amortization of restricted share awards	8.9	—	—	8.9	.4	9.3
Balance at June 30, 2016	$873.1	$3,006.6	$(4.5)	$3,875.2	$224.2	$4,099.4

See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Six Months Ended June 30,
(Millions)	2017	2016
Cash flows from operations:
Net income	$36.4	$381.8
Charges (credits) to reconcile net income to net cash used for operations:
Net realized and unrealized investment gains	(70.0)	(16.3)
Deferred income benefit	(4.8)	(6.4)
Net income from discontinued operations	(35.7)	(64.4)
Net loss (gain) from sale of discontinued operations, net of tax	1.6	(366.6)
Amortization and depreciation	19.2	8.8
Other operating items:
Net change in unearned insurance premiums	27.6	12.8
Net change in deferred acquisition costs	(2.4)	(1.8)
Net change in restricted cash	—	5.8
Net change in other assets and liabilities, net	(38.1)	(74.6)
Net cash used for operations - continuing operations	(66.2)	(120.9)
Net cash provided from (used for) operations - discontinued operations	87.3	(61.2)
Net cash provided from (used for) operations	21.1	(182.1)
Cash flows from investing activities:
Net change in short-term investments	102.8	(162.3)
Sales of fixed maturity and convertible investments	1,199.7	1,253.0
Maturities, calls and paydowns of fixed maturity and convertible investments	113.8	87.0
Sales of common equity securities	183.9	676.9
Distributions, settlements and redemptions of other long-term investments	1.9	3.0
Sales of unconsolidated affiliates and consolidated subsidiaries, net of cash sold	—	2,248.5
Net settlement of investment cash flows and contributions with discontinued operations	—	(409.7)
Purchases of other long-term investments	(55.1)	(12.9)
Purchases of common equity securities	(681.9)	(31.9)
Purchases of fixed maturity and convertible investments	(777.3)	(3,017.6)
Purchases of unconsolidated affiliates and consolidated subsidiaries, net of cash acquired	—	(8.1)
Net change in unsettled investment purchases and sales	(80.1)	47.8
Net acquisitions of property and equipment	(.1)	(1.6)
Net cash provided from investing activities - continuing operations	7.6	672.1
Net cash (used for) provided from investing activities - discontinued operations	(43.6)	276.8
Net cash (used for) provided from investing activities	(36.0)	948.9
Cash flows from financing activities:
Draw down of debt and revolving line of credit	11.0	102.5
Repayment of debt and revolving line of credit	(13.3)	(150.5)
Proceeds from issuances of common shares	—	3.7
Cash dividends paid to the Company’s common shareholders	(4.6)	(5.4)
Common shares repurchased	—	(541.5)
Distribution to non-controlling interest shareholders	(.5)	(.7)
Contributions from discontinued operations	30.1	27.1
Payments of contingent consideration related to purchases of consolidated subsidiaries	—	(7.8)
Capital contributions from BAM members	17.3	16.7
Other financing activities, net	(9.2)	(5.8)
Net cash provided from (used for) financing activities - continuing operations	30.8	(561.7)
Net cash used for financing activities - discontinued operations	(42.0)	(43.1)
Net cash used for financing activities	(11.2)	(604.8)
Net change in cash during the period - continuing operations	(27.8)	(10.5)
Cash balances at beginning of period (excludes restricted cash balances of $0.0 and $5.8 and discontinued operations cash balances of $70.5 and $245.4)	80.2	72.0
Add: cash held for sale, excluding discontinued operations, at the beginning of period	.9	1.2
Less: cash held for sale, excluding discontinued operations, at the end of period	—	.6
Cash balances at end of period (excludes restricted cash balances of $0.0 and $0.0 and discontinued operations cash balances of $71.3 and $74.2)	$53.3	$62.1
Supplemental cash flows information:
Interest paid	$(.4)	$(.5)
Net income tax refund from national governments	$—	$—

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation
These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and include the accounts of White Mountains Insurance Group, Ltd. (the “Company” or the “Registrant”), its subsidiaries (collectively, with the Company, “White Mountains”) and other entities required to be consolidated under GAAP. The Company is an exempted Bermuda limited liability company whose principal businesses are conducted through its insurance subsidiaries and other affiliates. The Company’s headquarters is located at 26 Reid Street, Hamilton, Bermuda HM 11, its principal executive office is located at 80 South Main Street, Hanover, New Hampshire 03755-2053 and its registered office is located at Clarendon House, 2 Church Street, Hamilton, Bermuda HM 11. White Mountains’s reportable segments are HG Global/BAM, MediaAlpha and Other Operations.
The HG Global/BAM segment consists of HG Global Ltd. and its wholly-owned subsidiaries (“HG Global”) and the consolidated results of Build America Mutual Assurance Company (“BAM”). BAM is the first and only mutual bond insurance company in the United States. By insuring the timely payment of principal and interest, BAM provides market access to, and lowers interest expense for, issuers of municipal bonds used to finance essential public purposes such as schools, utilities and transportation facilities. BAM is owned by and operated for the benefit of its members, the municipalities that purchase BAM’s insurance for their debt issuances. HG Global was established to fund the startup of BAM and, through its wholly-owned subsidiary, HG Re Ltd. (“HG Re”), to provide 15%-of-par, first loss reinsurance protection for policies underwritten by BAM. HG Global, together with its subsidiaries, provided the initial capitalization of BAM through the purchase of $503.0 million of surplus notes issued by BAM (the “BAM Surplus Notes”). As of June 30, 2017 and December 31, 2016, White Mountains owned 96.9% of HG Global’s preferred equity and 88.4% of its common equity. White Mountains does not have an ownership interest in BAM. However, GAAP requires White Mountains to consolidate BAM’s results in its financial statements. BAM’s results are attributed to non-controlling interests.
The MediaAlpha segment consists of QL Holdings LLC and its wholly-owned subsidiary QuoteLab, LLC (collectively “MediaAlpha”). MediaAlpha is an advertising technology company that develops transparent and efficient platforms for the buying and selling of insurance and other vertical-specific performance media (i.e., clicks, calls and leads). MediaAlpha’s exchange technology, machine learning and analytical tools facilitate transparent, real-time transactions between advertisers (buyers of advertising inventory) and publishers (sellers of advertising inventory). MediaAlpha works with over 300 advertisers and 225 publishers across a number of insurance (auto, motorcycle, home, renter, health and life) and non-insurance (travel, education, personal finance and home services) verticals.
White Mountains’s Other Operations segment consists of the Company and its intermediate holding companies, its wholly-owned investment management subsidiary, White Mountains Advisors LLC (“WM Advisors”) and certain consolidated and unconsolidated private capital investments. The consolidated private capital investments consist of Wobi Insurance Agency Ltd. (“Wobi”) and Removal Stars Ltd. (“Buzzmove”). White Mountains’s Other Operations segment also includes its variable annuity reinsurance business, White Mountains Life Reinsurance (Bermuda) Ltd. (“Life Re Bermuda”), which completed its runoff with all of its contracts fully matured on June 30, 2016, and its U.S.-based service provider, White Mountains Financial Services LLC (collectively, “WM Life Re”).
On May 2, 2017, OneBeacon Insurance Group, Ltd. (“OneBeacon Ltd.”) entered into a definitive agreement to be acquired by Intact Financial Corporation (“Intact”), which is expected to close in the third or fourth quarter of 2017 (the “OneBeacon Transaction”). OneBeacon Ltd., an exempted Bermuda limited liability company that owns a family of property and casualty insurance companies (collectively, “OneBeacon”), offers a wide range of insurance products in the United States through independent agencies, regional and national brokers, wholesalers and managing general agencies. On July 21, 2016, White Mountains completed its sale of Tranzact Holdings, LLC (“Tranzact”) to an affiliate of Clayton, Dubilier & Rice, LLC. On April 18, 2016, White Mountains completed its sale of Sirius International Insurance Group, Ltd., and its subsidiaries (collectively, “Sirius Group”) to CM International Holding PTE Ltd. (“CMI”), the Singapore-based investment arm of China Minsheng Investment Corp., Ltd. White Mountains has presented the results of OneBeacon, Tranzact and Sirius Group as discontinued operations in the statement of operations and comprehensive income for all periods prior to each transaction’s completion date. White Mountains has presented OneBeacon’s assets and liabilities as held for sale as of June 30, 2017 and December 31, 2016. On March 7, 2017, White Mountains completed the sale of Star & Shield Services LLC, Star & Shield Risk Management LLC, and Star & Shield Claims Services LLC (collectively “Star & Shield”) and its investment in Star & Shield Insurance Exchange (“SSIE”) surplus notes to K2 Insurance Services, LLC. Star & Shield provides management services for a fee to SSIE, a reciprocal that is owned by its members, who are policyholders. White Mountains was required to consolidate SSIE in its GAAP financial statements until White Mountains completed the sale. White Mountains has presented Star & Shield’s and SSIE’s assets and liabilities as held for sale as of December 31, 2016. See Note 15 — “Held for Sale and Discontinued Operations”.

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

Recently Adopted Changes in Accounting Principles

Stock Compensation
Effective January 1, 2017, White Mountains adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (ASC 718) which simplifies certain aspects of the accounting for share-based compensation. The new guidance provides an accounting policy election to account for forfeitures by either applying an assumption, as required under existing guidance, or by recognizing forfeitures when they actually occur. At adoption, White Mountains did not change its accounting policy for forfeitures, which is to apply an assumed forfeiture rate. The new guidance has also changed the threshold for partial cash settlement to settle statutory withholding requirements for equity classified awards, increasing the threshold up to the maximum statutory tax rate. As a result of adoption, White Mountains reported $9.2 million and $5.8 million of statutory withholding tax payments made in connection with the settlement of restricted shares as financing cash flows for the six-month periods ended June 30, 2017 and 2016. Such payments were classified as operating cash flows prior to adoption.
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

Business Combinations - Measurement Period Adjustments
Effective January 1, 2016, White Mountains adopted ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which requires adjustments to provisional amounts recorded in connection with a business combination that are identified during the measurement period to be recorded in the reporting period in which the adjustment amounts are determined, rather than as retroactive adjustments to prior periods. White Mountains has not recognized any adjustments to estimated purchase accounting amounts for the year to date period ended June 30, 2017 and accordingly, there was no effect to White Mountains’s financial statements upon adoption.

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

Share-Based Compensation Awards
On January 1, 2016, White Mountains adopted ASU 2014-12, Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (ASC 718). The new guidance requires that a performance target that affects vesting and that can be achieved after the requisite service period be treated as a performance condition. Compensation cost is to be recognized in the period when it becomes probable the performance target will be achieved in an amount equal to the compensation cost attributable to the periods for which service has been rendered. Adoption did not have any effect on White Mountains’s financial position, results of operations, cash flows, presentation or disclosures.

Debt Issuance Costs
On January 1, 2016, White Mountains adopted ASU 2015-03, Imputation of Interest (ASC 835), which requires debt issuance costs to be presented as a deduction from the carrying amount of the related debt, consistent with the treatment required for debt discounts. The new guidance requires amortization of debt issuance costs to be classified within interest expense and also requires disclosure to the debt’s effective interest rate. As of June 30, 2017, there was an insignificant amount of unamortized debt issuance costs included in debt.

Recently Issued Accounting Pronouncements

Stock Compensation
In May 2017, the FASB issued ASU 2017-09, Stock Compensation: Scope of Modification Accounting (ASC 718), which narrows the scope of transactions subject to modification accounting to changes in terms of an award that result in a change in the award’s fair value, vesting conditions or classification. The new guidance becomes effective for fiscal years beginning after December 15, 2017.

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

Credit Losses
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (ASC 326), which establishes new guidance for the recognition of credit losses for financial assets measured at amortized cost. The new ASU requires reporting entities to estimate the credit losses expected over the life of a credit exposure using historical information, current information and reasonable and supportable forecasts that affect the collectability of the financial asset. This differs from current U.S. GAAP, which delays recognition until it is probable a loss has been incurred. The new guidance is expected to accelerate recognition of credit losses. The types of assets within the scope of the new guidance include premium receivables, reinsurance recoverables and loans. ASU 2016-13 is effective for annual periods beginning after January 1, 2020, including interim periods. White Mountains is evaluating the expected impact of this new guidance.

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

Financial Instruments - Recognition and Measurement
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (ASC 825-10). The new ASU modifies the guidance for financial instruments, including investments in equity securities. Under the new guidance, all equity securities with readily determinable fair values are required to be measured at fair value with changes therein recognized through current period earnings. In addition, the new ASU requires a qualitative assessment for equity securities without readily determinable fair values to identify impairment, and for impaired equity securities to be measured at fair value. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. White Mountains measures its portfolio of investment securities at fair value with changes therein recognized through current period earnings and accordingly, does not expect the adoption of ASU 2016-01 to have a significant impact on its financial statements.

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
In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, which delays the effective date of ASU 2014-09 and all related ASUs to annual and interim reporting periods beginning after December 15, 2017. Revenue from insurance contracts, investment income and investments gains and losses are excluded from the scope of 2014-09. The new guidance is applicable to some of White Mountains’s revenue streams, including certain fee arrangements as well as commissions and other non-insurance revenues. White Mountains is evaluating the new guidance, but does not expect ASU 2014-09 to have a significant effect on recognition of White Mountains’s revenues from customers.

Note 2. Significant Transactions

Sale of OneBeacon
On May 2, 2017, OneBeacon Ltd. entered into a definitive agreement to be acquired by Intact in an all-cash transaction for $18.10 per share, or roughly 1.65x tangible book value. White Mountains owns 75.7% of OneBeacon’s outstanding common shares, representing 96.9% of the voting power as of June 30, 2017. On July 18, 2017, White Mountains voted its shares of OneBeacon Ltd. in favor of the OneBeacon Transaction. White Mountains expects to receive gross proceeds of $1.3 billion from the OneBeacon Transaction, which is expected to close in the third or fourth quarter of 2017 and is subject to regulatory approval and other customary closing conditions. The results of OneBeacon have been presented as discontinued operations in the statement of operations and comprehensive income for all periods and OneBeacon’s assets and liabilities have been presented as held for sale as of June 30, 2017 and December 31, 2016. As the OneBeacon Transaction was set at a fixed price, the results of OneBeacon do not impact White Mountains’s adjusted book value per share including the estimated gain from the transaction between signing and closing. See Note 15 — “Held for Sale and Discontinued Operations”.

Sale of Star & Shield
On March 7, 2017, White Mountains completed its sale of Star & Shield and its investment in SSIE surplus notes to K2 Insurances LLC. White Mountains did not recognize any gain or loss on the sale. Through December 31, 2016, Star & Shield’s assets and liabilities are reported as held for sale within White Mountains’s GAAP financial statements. See Note 15 — “Held for Sale and Discontinued Operations”.

Acquisition of Buzzmove
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

Sale of Tranzact
On July 21, 2016, White Mountains completed the sale of Tranzact to Clayton, Dubilier & Rice, LLC and received net proceeds of $221.3 million. In connection with the sale of Tranzact, the purchaser directly repaid $56.3 million for the portion of Tranzact’s debt attributable to White Mountains’s common shareholders. On October 5, 2016, White Mountains received additional proceeds of $1.2 million following the release of the post-closing purchase price adjustment escrow.
White Mountains recorded a $51.9 million gain from the sale of Tranzact in discontinued operations, which included a $30.2 million tax expense for the reversal of a tax valuation allowance that is offset by a tax benefit recorded in continuing operations. See Note 6 — “Income Taxes”. The increase to White Mountains’s book value from the sale of Tranzact was $82.1 million. A reconciliation of the gain reported in discontinued operations to the impact to White Mountains’s book value is as follows:

Gain from sale of Tranzact reported in discontinued operations	$51.9
Add back reclassification from continuing operations for the release of a tax valuation allowance	30.2
Increase to White Mountains’s book value from sale of Tranzact	$82.1

In the first quarter of 2017, White Mountains recorded a $1.0 million reduction to the gain from sale of Tranzact in discontinued operations as a result of state tax expense.
Through July 21, 2016, Tranzact’s results of operations are reported as discontinued operations and assets and liabilities held for sale within White Mountains’s GAAP financial statements. See Note 15 — “Held for Sale and Discontinued Operations”.

Sale of Sirius Group
On April 18, 2016, White Mountains completed the sale of Sirius Group to CMI for approximately $2.6 billion. $161.8 million of this amount was used to purchase certain assets to be retained by White Mountains out of Sirius Group, including shares of OneBeacon. The amount paid at closing was based on an estimate of Sirius Group’s closing date tangible common shareholder’s equity. During the third quarter of 2016, there was a final true-up to Sirius Group’s tangible common shareholder’s equity that resulted in a $4.0 million reduction to the gain. During 2016, White Mountains recorded $363.2 million of gain from sale of Sirius Group in discontinued operations and $113.3 million in other comprehensive income from discontinued operations from Sirius Group.
During the second quarter of 2017, White Mountains recorded a $0.6 million reduction to the gain from sale of Sirius Group as a result of a change to the valuation of the accrued incentive compensation payable to Sirius Group employees.
Through April 18, 2016, Sirius Group’s results are reported as discontinued operations and assets and liabilities held for sale within White Mountains’s GAAP financial statements.
The transactions to purchase the investments in OneBeacon and the other investments held by Sirius Group prior to the closing are presented in the statement of cash flows as net settlement of investment cash flows within discontinued operations. See Note 15 — “Held for Sale and Discontinued Operations”.

Sale of Symetra
On February 1, 2016, Symetra Financial Corporation (“Symetra”) closed its merger agreement with Sumitomo Life Insurance Company (“Sumitomo Life”) and White Mountains received proceeds of $658.0 million, or $32.00 per common share. White Mountains also received a special dividend of $0.50 per share as part of the transaction that was paid in the third quarter of 2015. See Note 12 — “Investment in Symetra”.

Note 3.  Investments Securities

White Mountains’s portfolio of investment securities held for general investment purposes consists of fixed maturity investments, short-term investments, common equity securities, and other-long term investments, which are all classified as trading securities. Trading securities are reported at fair value as of the balance sheet date.  Net realized and unrealized investment gains (losses) on trading securities are reported in pre-tax revenues.
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
Realized investment gains (losses) resulting from sales of investment securities are accounted for using the specific identification method.  Premiums and discounts on all fixed maturity investments are amortized or accreted to income over the anticipated life of the investment.  Short-term investments consist of interest-bearing money market funds, certificates of deposit and other securities which, at the time of purchase, mature or become available for use within one year.  Short-term investments are carried at amortized or accreted cost, which approximated fair value as of June 30, 2017 and December 31, 2016.
Other long-term investments consist primarily of hedge funds, private equity funds and unconsolidated private capital investments.

Net Investment Income
White Mountains’s net investment income is comprised primarily of interest income associated with White Mountains’s fixed maturity investments and short-term investments and dividend income from its common equity securities and other long- term investments.
Pre-tax net investment income for the three and six months ended June 30, 2017 and 2016 consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2017	2016	2017	2016
Investment income:
Fixed maturity investments	$11.2	$5.7	$23.1	$8.1
Short-term investments	.2	.5	.3	.6
Common equity securities	3.7	.3	5.0	.5
Other long-term investments	.4	.1	.4	.4
Total investment income	15.5	6.6	28.8	9.6
Third-party investment expenses	(.8)	(.5)	(1.3)	(1.0)
Net investment income, pre-tax	$14.7	$6.1	$27.5	$8.6

Net Realized and Unrealized Investment Gains (Losses)
Net realized and unrealized investment gains (losses) for the three and six months ended June 30, 2017 and 2016 consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2017	2016	2017	2016
Net realized investment gains, pre-tax	$13.4	$1.6	$14.0	$264.3
Net unrealized investment gains (losses), pre-tax	20.3	1.8	56.0	(248.0)
Net realized and unrealized investment gains, pre-tax	33.7	3.4	70.0	16.3
Income tax expense attributable to net realized and unrealized investment gains	(1.7)	(1.4)	(5.5)	(3.9)
Net realized and unrealized investment gains, after tax	$32.0	$2.0	$64.5	$12.4

Net realized investment gains (losses)
Net realized investment gains (losses) for the three and six months ended June 30, 2017 and 2016 consisted of the following:

	Three Months Ended			Three Months Ended
	June 30, 2017			June 30, 2016
Millions	Net realized gains	Net foreign currency gains (losses)	Total net realized gains (losses) reflected in earnings	Net realized gains	Net foreign currency gains (losses)	Total net realized gains reflected in earnings
Fixed maturity investments	$.1	$1.3	$1.4	$1.4	$—	$1.4
Short-term investments	—	—	—	.1	—	.1
Common equity securities	12.8	.5	13.3	.1	—	.1
Other long-term investments	.4	(1.7)	(1.3)	—	—	—
Net realized investment gains, pre-tax	13.3	.1	13.4	1.6	—	1.6
Income tax expense attributable to net realized investment gains	(2.7)	—	(2.7)	(.1)	—	(.1)
Net realized investment gains, after tax	$10.6	$.1	$10.7	$1.5	$—	$1.5

	Six Months Ended			Six Months Ended
	June 30, 2017			June 30, 2016
Millions	Net realized (losses) gains	Net foreign currency gains (losses)	Total net realized gains (losses) reflected in earnings	Net realized gains	Net foreign currency gains (losses)	Total net realized gains reflected in earnings
Fixed maturity investments	$(1.0)	$1.4	$.4	$1.7	$—	$1.7
Short-term investments	—	—	—	.2	—	.2
Common equity securities	13.6	.6	14.2	262.4	—	262.4
Other long-term investments	1.1	(1.7)	(.6)	—	—	—
Net realized investment gains, pre-tax	13.7	.3	14.0	264.3	—	264.3
Income tax expense attributable to net realized investment gains	(2.9)	—	(2.9)	(44.9)	—	(44.9)
Net realized investment gains, after tax	$10.8	$.3	$11.1	$219.4	$—	$219.4

Net unrealized investment gains (losses)
Net unrealized investment gains (losses) and changes in the carrying value of investments measured at fair value for the three and six months ended June 30, 2017 and 2016 consisted of the following:

	Three Months Ended			Three Months Ended
	June 30, 2017			June 30, 2016
Millions	Net unrealized gains	Net foreign currency gains (losses)	Total net unrealized gains (losses) reflected in earnings	Net unrealized gains (losses)	Net foreign currency losses	Total net unrealized gains (losses) reflected in earnings
Fixed maturity investments	$7.3	$5.8	$13.1	$8.6	$—	$8.6
Common equity securities	7.8	2.6	10.4	(5.1)	—	(5.1)
Other long-term investments	4.7	(7.9)	(3.2)	(1.5)	(.2)	(1.7)
Net unrealized investment gains (losses), pre-tax	19.8	.5	20.3	2.0	(.2)	1.8
Income tax benefit (expense) attributable to net unrealized investment gains (losses)	1.0	—	1.0	(1.3)	—	(1.3)
Net unrealized investment gains (losses), after tax	$20.8	$.5	$21.3	$.7	$(.2)	$.5

	Six Months Ended			Six Months Ended
	June 30, 2017			June 30, 2016
Millions	Net unrealized gains	Net foreign currency gains (losses)	Total net unrealized gains (losses) reflected in earnings	Net unrealized gains (losses)	Net foreign currency gains	Total net unrealized gains (losses) reflected in earnings
Fixed maturity investments	$17.5	$7.4	$24.9	$15.3	$—	$15.3
Common equity securities	26.9	3.1	30.0	(264.6)	2.4	(262.2)
Other long-term investments	11.7	(10.6)	1.1	(1.3)	.2	(1.1)
Net unrealized investment gains (losses), pre-tax	56.1	(.1)	56.0	(250.6)	2.6	(248.0)
Income tax (expense) benefit attributable to net unrealized investment gains (losses)	(2.6)	—	(2.6)	41.0	—	41.0
Net unrealized investment gains (losses), after tax	$53.5	$(.1)	$53.4	$(209.6)	$2.6	$(207.0)

Total gains (losses) included in earnings attributable to unrealized investment gains (losses) for Level 3 investments for the three and six months ended June 30, 2017 and 2016 consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2017	2016	2017	2016
Fixed maturity investments	$—	$.1	$—	$.1
Other long-term investments	(1.7)	.9	(1.5)	1.6
Total unrealized investment (losses) gains, pre-tax - Level 3 investments	$(1.7)	$1.0	$(1.5)	$1.7

Investment Holdings
The cost or amortized cost, gross unrealized investment gains (losses), net foreign currency gains (losses), and carrying values of White Mountains’s fixed maturity investments as of June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
U.S. Government and agency obligations	$59.5	$—	$(.3)	$—	$59.2
Debt securities issued by corporations	705.4	4.9	(1.8)	9.5	718.0
Mortgage and asset-backed securities	514.7	1.2	(4.5)	—	511.4
Municipal obligations	272.6	2.6	(.8)	—	274.4
Foreign government, agency and provincial obligations	3.9	—	—	—	3.9
Total fixed maturity investments	$1,556.1	$8.7	$(7.4)	$9.5	$1,566.9

	December 31, 2016
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
U.S. Government and agency obligations	$112.1	$—	$(1.1)	$—	$111.0
Debt securities issued by corporations	752.0	2.3	(10.1)	2.1	746.3
Mortgage and asset-backed securities	986.9	.8	(7.9)	—	979.8
Municipal obligations	238.7	1.1	(1.3)	—	238.5
Foreign government, agency and provincial obligations	12.0	.1	—	—	12.1
Total fixed maturity investments	$2,101.7	$4.3	$(20.4)	$2.1	$2,087.7
Less: fixed maturity investments reclassified to assets held for sale related to SSIE					(6.6)
Total fixed maturity investments					$2,081.1

The cost or amortized cost, gross unrealized investment gains (losses), net foreign currency gains (losses), and carrying values of White Mountains’s common equity securities and other long-term investments as of June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Carrying value
Common equity securities	$770.8	$57.2	$(3.2)	$3.1	$827.9
Other long-term investments	$246.6	$10.6	$(16.3)	$(14.4)	$226.5

	December 31, 2016
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency (losses)	Carrying value
Common equity securities	$258.6	$29.0	$(2.0)	$—	$285.6
Other long-term investments	$194.0	$7.9	$(25.2)	$(3.9)	$172.8

Other Long-term Investments
Other long-term investments consist of the following as of June 30, 2017 and December 31, 2016:

	Carrying Value at
Millions	June 30, 2017	December 31, 2016
Hedge funds and private equity funds, at fair value	$148.5	$82.6
Private equity securities and limited liability companies, at fair value (1)(2)	58.5	57.6
Private convertible preferred securities, at fair value (1)	28.3	30.6
Forward Contracts	(12.5)	(1.2)
Other	3.7	3.2
Total other-long term investments	$226.5	$172.8
(1) See Fair Value Measurements by Level table.
(2) White Mountains holds a 20% ownership interest in OneTitle Holdings LLC (“OTH”) and has provided a $10.0 million surplus note facility under which OTH’s wholly-owned insurance subsidiary, OneTitle National Guaranty Company, Inc. may, under certain circumstances, draw funds. At June 30, 2017, no funds had been drawn on the surplus note facility.

Hedge Funds and Private Equity Funds
White Mountains holds investments in hedge funds and private equity funds, which are included in other long-term investments. The fair value of these investments is generally estimated using the net asset value (“NAV”) of the funds. As of June 30, 2017, White Mountains held investments in two hedge funds and eight private equity funds.  The largest investment in a single fund was $53.8 million as of June 30, 2017 and $21.5 million as of December 31, 2016. The following table summarizes investments in hedge funds and private equity funds by investment objective and sector as of June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
Millions	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Hedge funds
Long/short banks and financials	$53.8	$—	$21.5	$—
Long/short equity REIT	18.3	—	19.9	—
Total hedge funds	72.1	—	41.4	—

Private equity funds
Manufacturing/Industrial	45.2	13.1	19.4	22.9
Aerospace/Defense/Government	24.6	23.6	19.4	25.9
Direct lending	5.1	25.0	1.4	28.6
Financial Services	1.5	4.5	1.0	5.0
Insurance	—	41.2	—	41.2
Total private equity funds	76.4	107.4	41.2	123.6
Total hedge funds and private equity funds included in other long-term investments	$148.5	$107.4	$82.6	$123.6

Redemption of investments in certain hedge funds is subject to restrictions including lock-up periods where no redemptions or withdrawals are allowed, restrictions on redemption frequency and advance notice periods for redemptions.  Amounts requested for redemptions remain subject to market fluctuations until the redemption effective date, which generally falls at the end of the defined redemption period. As of June 30, 2017, one hedge fund with a fair value of $53.8 million was subject to a lock-up period that expires on September 1, 2018.
The following summarizes the June 30, 2017 fair value of hedge funds subject to restrictions on redemption frequency and advance notice period requirements for investments in active hedge funds:

	Notice Period
Millions Redemption frequency	30-59 days notice	60-89 days notice	Total
Monthly	$—	$—	$—
Quarterly	—	—	—
Semi-annual	53.8	18.3	72.1
Annual	—	—	—
Total	$53.8	$18.3	$72.1

As of June 30, 2017, White Mountains did not have any redemption requests outstanding for investments in active hedge funds that would be subject to market fluctuations. Redemption requests are recorded as a receivable when the hedge fund investment is no longer subject to market fluctuations.
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
As of June 30, 2017, investments in private equity funds were subject to lock-up periods as follows:

Millions	1-3 years	3 – 5 years	5 – 10 years	>10 years	Total
Private Equity Funds — expected lock-up period remaining	$3.6	$20.9	$29.7	$22.2	$76.4

Fair value measurements as of June 30, 2017
Fair value measurements are categorized into a hierarchy that distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). Quoted prices in active markets for identical assets or liabilities have the highest priority (“Level 1”), followed by observable inputs other than quoted prices, including prices for similar but not identical assets or liabilities (“Level 2”) and unobservable inputs, including the reporting entity’s estimates of the assumptions that market participants would use, having the lowest priority (“Level 3”). As of June 30, 2017 and December 31, 2016, White Mountains used quoted market prices or other observable inputs to determine fair value for approximately 91% and 94% of its investment portfolio. Investments valued using Level 1 inputs include fixed maturity investments, primarily investments in U.S. Treasuries, short-term investments, which include U.S. Treasury Bills and common equity securities. Investments valued using Level 2 inputs are primarily comprised of fixed maturity investments, which have been disaggregated into classes, including debt securities issued by corporations, mortgage and asset-backed securities, municipal obligations, and foreign government, agency and provincial obligations. Investments valued using Level 2 inputs also include certain passive exchange traded funds (“ETFs”) that track U.S. stock indices such as the S&P 500 but are traded on foreign exchanges and that management values using the fund manager’s published NAV to account for the difference in market close times. Fair value estimates for investments that trade infrequently and have few or no observable market prices are classified as Level 3 measurements. Level 3 fair value estimates based upon unobservable inputs include White Mountains’s investments in certain fixed maturity investments, equity securities and other long-term investments where quoted market prices are unavailable or are not considered reasonable. Transfers between levels are based on investments held as of the beginning of the period.
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
White Mountains employs a number of procedures to assess the reasonableness of the fair value measurements for its other long-term investments, including obtaining and reviewing periodic and audited annual financial statements of hedge funds and private equity funds and discussing each fund’s pricing with the fund manager throughout the year. However, since the fund managers do not provide sufficient information to evaluate the pricing inputs and methods for each underlying investment, the inputs are considered to be unobservable. The fair value of White Mountains’s investments in hedge funds and private equity funds has generally been determined using the fund manager’s NAV. In the event White Mountains believes that its estimate of NAV of a hedge fund or private equity fund differs from that reported by the fund manager due to illiquidity or other factors, White Mountains will adjust the reported NAV to more appropriately represent the fair value of its investment in the hedge fund or private equity fund. As of June 30, 2017 and December 31, 2016, White Mountains did not have any adjustments to the reported NAV of its investments in hedge funds and private equity funds.

Fair Value Measurements by Level
The following tables summarize White Mountains’s fair value measurements for investments as of June 30, 2017 and December 31, 2016 by level. The major security types were based on the legal form of the securities. White Mountains has disaggregated its fixed maturity investments based on the issuing entity type, which impacts credit quality, with debt securities issued by U.S. government entities carrying minimal credit risk, while the credit and other risks associated with other issuers, such as corporations, foreign governments, municipalities or entities issuing mortgage and asset-backed securities vary depending on the nature of the issuing entity type. White Mountains further disaggregates debt securities issued by corporations and common equity securities by industry sector because investors often reference commonly used benchmarks and their subsectors to monitor risk and performance. Accordingly, White Mountains has further disaggregated these asset classes into subclasses based on the similar sectors and industry classifications it uses to evaluate investment risk and performance against commonly used benchmarks, such as the Bloomberg Barclays U.S. Intermediate Aggregate and S&P 500 indices. The fair value measurements for derivative assets associated with White Mountains’s variable annuity business are presented in Note 7.

	June 30, 2017
Millions	Fair Value	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. Government and agency obligations	$59.2	$49.7	$9.5	$—

Debt securities issued by corporations:
Utilities	155.1	—	155.1	—
Consumer	140.5	—	140.5	—
Health Care	106.0	—	106.0	—
Communications	84.2	—	84.2	—
Materials	79.7	—	79.7	—
Financials	61.6	—	61.6	—
Technology	51.2	—	51.2	—
Industrial	34.6	—	30.2	4.4
Energy	5.1	—	5.1	—
Total debt securities issued by corporations	718.0	—	713.6	4.4

Mortgage and asset-backed securities	511.4	—	501.7	9.7
Municipal obligations	274.4	—	274.4	—
Foreign government, agency and provincial obligations	3.9	—	3.9	—
Total fixed maturity investments	1,566.9	49.7	1,503.1	14.1

Short-term investments(1)	71.6	55.7	15.9	—

Common equity securities:
Exchange traded funds (2)	598.5	542.9	55.6	—
Consumer	32.7	32.7	—	—
Health Care	27.8	27.8	—	—
Industrial	18.9	18.9	—	—
Financials	18.6	18.6	—	—
Technology	14.7	14.7	—	—
Communications	13.0	13.0	—	—
Energy	7.6	7.6	—	—
Materials	4.0	4.0	—	—
Utilities	1.1	1.1	—	—
Other	91.0	—	91.0	—
Total common equity securities	827.9	681.3	146.6	—

Other long-term investments (3)(4)	90.5	—	—	90.5
Total investments	$2,556.9	$786.7	$1,665.6	$104.6
(1) Short-term investments are measured at amortized cost, which approximates fair value.
(2) ETFs traded on foreign exchanges are priced using the fund's published NAV to account for the difference in market close times and are therefore designated a level 2 measurement.
(3) Excludes carrying value of $(12.5) related to foreign currency forward contracts.
(4) Excludes carrying value of $148.5 associated with hedge funds and private equity funds for which fair value is measured at NAV using the practical expedient.

	December 31, 2016
Millions	Fair Value	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. Government and agency obligations	$111.0	$101.5	$9.5	$—

Debt securities issued by corporations:
Consumer	190.8	—	190.8	—
Utilities	140.8	—	140.8	—
Health Care	114.9	—	114.9	—
Financials	79.7	—	79.7	—
Communications	72.0	—	72.0	—
Materials	65.0	—	65.0	—
Technology	48.8	—	48.8	—
Industrial	28.2	—	28.2	—
Energy	6.1	—	6.1	—
Total debt securities issued by corporations	746.3	—	746.3	—

Mortgage and asset-backed securities	979.8	—	979.8	—
Municipal obligations	238.5	—	238.5	—
Foreign government, agency and provincial obligations	12.1	—	12.1	—
Total fixed maturity investments(1)	2,087.7	101.5	1,986.2	—

Short-term investments(1)(2)	175.0	162.3	12.7	—

Common equity securities:
Exchange traded funds(3)	157.2	129.4	27.8	—
Health Care	13.9	13.9	—	—
Consumer	8.6	8.6	—	—
Financials	7.7	7.7	—	—
Technology	7.3	7.3	—	—
Communications	7.0	7.0	—	—
Energy	2.5	2.5	—	—
Industrial	1.5	1.5	—	—
Other	79.9	—	79.9	—
Total common equity securities	285.6	177.9	107.7	—

Other long-term investments (4)(5)	91.4	—	—	91.4
Total investments(1)	$2,639.7	$441.7	$2,106.6	$91.4
(1) Includes carrying value of $6.6 in fixed maturity investments and $0.1 in short-term investments that are classified as assets held for sale related to SSIE.
(2) Short-term investments are measured at amortized cost, which approximates fair value.
(3) ETFs traded on foreign exchanges are priced using the fund’s published NAV to account for the difference in market close times and are therefore designated a level 2 measurement.
(4) Excludes carrying value of $(1.2) related to foreign currency forward contracts.
(5) Excludes carrying value of $82.6 associated with hedge funds and private equity funds for which fair value is measured at NAV using the practical expedient.

Debt securities issued by corporations
The following table summarizes the ratings of debt securities issued by corporations held in White Mountains’s investment portfolio as of June 30, 2017 and December 31, 2016:

	Fair Value at
Millions	June 30, 2017	December 31, 2016
AA	$19.0	$37.3
A	170.8	212.8
BBB	300.6	335.6
BB	210.1	143.2
B	17.5	17.4
Debt securities issued by corporations(1)	$718.0	$746.3
(1) Credit ratings are assigned based on the following hierarchy: (1) Standard & Poor’s Financial Services LLC ("Standard & Poor's") and (2) Moody's Investor Service, Inc. ("Moody’s").

Mortgage and Asset-backed Securities
White Mountains purchases commercial mortgage-backed securities (“CMBS”) and residential mortgage-backed securities (“RMBS”) with the goal of maximizing risk adjusted returns in the context of a diversified portfolio. White Mountains considers sub-prime mortgage-backed securities as those that have underlying loan pools that exhibit weak credit characteristics, or those that are issued from dedicated sub-prime shelves or dedicated second-lien shelf registrations (i.e., White Mountains considers investments backed primarily by second-liens to be sub-prime risks regardless of credit scores or other metrics). White Mountains did not hold any RMBS categorized as sub-prime as of June 30, 2017.
White Mountains categorizes mortgage-backed securities as “non-prime” (also called “Alt A” or “A-”) if they are backed by collateral that has overall credit quality between prime and sub-prime based on White Mountains’s review of the characteristics of their underlying mortgage loan pools, such as credit scores and financial ratios. As of June 30, 2017, White Mountains did not hold any RMBS classified as non-prime. White Mountains’s non-agency RMBS portfolio is generally moderate-term and structurally senior. White Mountains does not own any collateralized loan obligations. White Mountains does not own any collateralized debt obligations, with the exception of $6.3 million of non-agency RMBS resecuritization tranches, each a senior tranche in its own right and each collateralized by a single earlier vintage Super Senior or Senior non-agency RMBS.
The following table summarizes the carrying value of White Mountains’s mortgage and asset-backed securities as of June 30, 2017 and December 31, 2016:

	June 30, 2017			December 31, 2016
Millions	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
Mortgage-backed securities:
Agency:
GNMA	$71.1	$71.1	$—	$70.3	$70.3	$—
FNMA	161.1	161.1	—	235.5	235.5	—
FHLMC	74.5	74.5	—	59.5	59.5	—
Total Agency(1)	306.7	306.7	—	365.3	365.3	—
Non-agency:
Residential	92.6	84.9	7.7	70.3	70.3	—
Commercial	10.4	8.4	2.0	3.9	3.9	—
Total Non-agency	103.0	93.3	9.7	74.2	74.2	—

Total mortgage-backed securities	409.7	400.0	9.7	439.5	439.5	—
Other asset-backed securities:
Credit card receivables	41.8	41.8	—	214.2	214.2	—
Vehicle receivables	35.4	35.4	—	205.9	205.9	—
Other	24.5	24.5	—	120.2	120.2	—
Total other asset-backed securities	101.7	101.7	—	540.3	540.3	—
Total mortgage and asset-backed securities	$511.4	$501.7	$9.7	$979.8	$979.8	$—
(1)  Represents publicly traded mortgage-backed securities which carry the full faith and credit guaranty of the U.S. government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

Non-agency Mortgage-backed Securities
The security issuance years of White Mountains’s investments in non-agency RMBS and non-agency CMBS securities as of June 30, 2017 are as follows:

			Security Issuance Year
Millions	Fair Value	2004	2013	2014	2015	2016	2017
Non-agency RMBS	$92.6	$.3	$1.3	$21.4	$51.3	$2.3	$16.0
Non-agency CMBS	10.4	—	—	—	—	3.8	6.6
Total	$103.0	$.3	$1.3	$21.4	$51.3	$6.1	$22.6

Non-agency Residential Mortgage-backed Securities
The classification of the underlying collateral quality and the tranche levels of White Mountains’s non-agency RMBS securities are as follows as of June 30, 2017:

Millions	Fair Value	Super Senior (1)	Senior (2)	Subordinate (3)
Prime	$92.6	$69.7	$22.9	$—
Non-prime	—	—	—	—
Sub-prime	—	—	—	—
Total	$92.6	$69.7	$22.9	$—
(1) At issuance, Super Senior, or in the case of resecuritization, the underlying securities, were rated “AAA” by Standard & Poor’s, “Aaa” by Moody’s or “AAA” by Fitch Ratings, Inc. (“Fitch”) and were senior to other “AAA” or “Aaa” bonds.
(2) At issuance, Senior, or in the case of resecuritization, the underlying securities, were rated “AAA” by Standard & Poor’s, “Aaa” by Moody’s or “AAA” by Fitch and were senior to non-“AAA” or non-“Aaa” bonds.
(3) At issuance, Subordinate were not rated “AAA” by Standard & Poor’s, “Aaa” by Moody’s or “AAA” by Fitch and were junior to “AAA” or “Aaa” bonds.

Non-agency Commercial Mortgage-backed Securities
White Mountains’s non-agency CMBS portfolio is generally moderate-term and structurally senior, with more than 30 points of subordination on average for both fixed rate and floating rate as of June 30, 2017. In general, subordination represents the percentage principal loss on the underlying collateral that would have to be absorbed by other securities lower in the capital structure before the more senior security incurs a loss.  As of June 30, 2017, none of the underlying loans of the non-agency CMBS held by White Mountains were reported as non-performing.
The amount of fixed and floating rate securities and their tranche levels of White Mountains’s non-agency CMBS securities are as follows as of June 30, 2017:

Millions	Fair Value	Super Senior (1)	Senior (2)	Subordinate (3)
Fixed rate CMBS	$7.8	$—	$6.2	$1.6
Floating rate CMBS	2.6	—	—	2.6
Total	$10.4	$—	$6.2	$4.2
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

Rollforward of Fair Value Measurements by Level
 White Mountains uses quoted market prices where available as the inputs to estimate fair value for its investments in active markets. Such measurements are considered to be either Level 1 or Level 2 measurements, depending on whether the quoted market price inputs are for identical securities (Level 1) or similar securities (Level 2). Level 3 measurements for fixed maturity investments, common equity securities, and other long-term investments as of June 30, 2017 and 2016 consist of securities for which the estimated fair value has not been determined based upon quoted market price inputs for identical or similar securities.
The following tables summarize the changes in White Mountains’s fair value measurements by level for the three months ended June 30, 2017 and 2016:

			Level 3 Investments
Millions	Level 1 investments	Level 2 investments	Fixed maturity investments	Other long-term investments	Hedge Funds and Private Equity Funds measured at NAV(3)	Total
Balance at January 1, 2017	$279.5	$2,093.8	$—	$91.4	$82.6	$2,547.3	(1)(2)(4)
Net realized and unrealized gains (losses)	30.4	39.0	.1	(1.5)	15.0	83.0
Amortization/Accretion	—	(4.7)	—	—	—	(4.7)
Purchases	665.0	770.7	25.6	2.6	52.5	1,516.4
Sales	(243.9)	(1,255.0)	(.5)	(2.0)	(1.6)	(1,503.0)
Deconsolidation of SSIE	—	(5.2)	—	—	—	(5.2)
Transfers in	—	11.1	—	—	—	11.1
Transfers out	—	—	(11.1)	—	—	(11.1)
Balance at June 30, 2017	$731.0	$1,649.7	$14.1	$90.5	$148.5	$2,633.8	(1)(2)
(1)  Excludes carrying value of $(1.2) and $(12.5) as of January 1, 2017 and June 30, 2017 associated with foreign currency forward contracts.
(2)  Excludes carrying value of $175.0 and $71.6 at January 1, 2017 and June 30, 2017 associated with short-term investments, of which $0.1 is classified as held for sale at January 1, 2017.
(3) Investments for which fair value is measured at NAV using the practical expedient are no longer classified within the fair value hierarchy. See Note 1 — “Summary of Significant Accounting Policies”.
(4)  Includes carrying value of $6.6 of fixed maturity investments at January 1, 2017 that is classified as assets held for sale related to SSIE.

			Level 3 Investments
Millions	Level 1 investments	Level 2 investments	Fixed maturity investments	Other long-term investments	Hedge Funds and Private Equity Funds measured at NAV(2)	Total
Balance at January 1, 2016	$789.0	$585.6	$—	$103.6	$65.3	$1,543.5	(1)(3)
Net realized and unrealized gains (losses)	3.6	13.7	.1	1.6	(2.7)	16.3
Amortization/Accretion	.1	(2.1)	—	—	—	(2.0)
Purchases	1,312.9	1,668.7	67.9	2.0	15.2	3,066.7
Sales	(1,809.9)	(207.0)	—	—	(3.0)	(2,019.9)
Transfers in	—	—	—	—	—	—
Transfers out	—	—	—	—	—	—
Balance at June 30, 2016	$295.7	$2,058.9	$68.0	$107.2	$74.8	$2,604.6	(1)(3)
(1) Excludes carrying value of $142.0 and $307.3 at January 1, 2016 and June 30, 2016 associated with short-term investments of which $0.1 and $0.3 is classified as held for sale at January 1, 2016 and June 30, 2016.
(2) Investments for which fair value is measured at NAV using the practical expedient are no longer classified within the fair value hierarchy. See Note 1 — “Summary of Significant Accounting Policies”.
(3)  Includes carrying value of $9.5 and $9.2 of fixed maturity investments at January 1, 2016 and June 30, 2016 that is classified as assets held for sale related to SSIE.

Fair Value Measurements — transfers between levels - Six-month period ended June 30, 2017 and 2016
Transfers between levels are recorded using the fair value measurement as of the end of the quarterly period in which the event or change in circumstance giving rise to the transfer occurred.
During the first six months of 2017, one fixed maturity investments classified as Level 3 measurement in the prior period was transferred to Level 2 measurement because quoted market prices for similar securities that were considered reliable and could be validated against an alternative source were available at June 30, 2017. These measurements comprise “Transfers out” of Level 3 and “Transfers in” to Level 2 of $11.1 million for the period ended June 30, 2017.
During the first six months of 2016, there were no fixed maturity investments classified as Level 3 measurements in the prior period that were transferred to Level 2 measurements.

Significant Unobservable Inputs
The following summarizes significant unobservable inputs used in estimating the fair value of investment securities, other than hedge funds and private equity funds, classified within Level 3 as of June 30, 2017 and December 31, 2016. The fair value of investments in hedge funds and private equity funds are generally estimated using the NAV of the funds.

Description	June 30, 2017
$ in millions, except share price	Rating(2)	Valuation Technique(s)	Fair Value(1)	Unobservable Input
Non-agency commercial mortgage- backed securities	A-	Broker pricing	$2.0	Broker quote		100.03
Non-agency residential mortgage- backed securities	AAA	Broker pricing	$7.7	Broker quote		102.03
Debt securities issued by corporations	BBB	Broker pricing	$4.4	Broker quote		127.46
Private equity security	NR	Share price of most recent transaction	$21.0	Share price	-	$1.00
Private equity security	NR	Discounted cash flow	$22.1	Discount rate	-	25.0%
Private equity security	NR	Share price of most recent transaction	$3.4	Share price	-	$2.52
Private convertible preferred security	NR	Multiple of EBITDA	$1.3	EBITDA multiple	-	6.00
Private convertible preferred security	NR	Share price of most recent transaction	$27.0	Share price	-	$3.83
Private equity security	NR	Discounted cash flow/ Option pricing method	$10.0	Discount rate	-	21.0%
				Time until expiration	-	4 years
			Volatility/Standard deviation		-	50.0%
			Risk free rate		-	1.00%
(1) Includes the net unrealized investment gains (losses) associated with foreign currency; foreign currency effects based on observable inputs.
(2) Credit ratings are assigned based on the following hierarchy: 1) Standard and Poor's and 2) Moody’s.

Description	December 31, 2016
$ in millions, except share price	Valuation Technique(s)	Fair Value (1)	Unobservable Input
Private equity security	Share price of most recent transaction	$21.0	Share price	-	$1.00
Private equity security	Discounted cash flow	$22.1	Discount rate	-	25.0%
Private equity security	Share price of most recent transaction	$3.2	Share price	-	$2.52
Private convertible preferred security	Multiple of EBITDA	$3.6	EBITDA multiple	-	6.00
Private convertible preferred security	Share price of most recent transaction	$27.0	Share price	-	$3.83
Private equity security	Discounted cash flow/ Option pricing method	$9.3	Discount rate	-	21.0%
			Time until expiration	-	4 years
		Volatility/Standard deviation		-	50.0%
		Risk free rate		-	1.00%
(1) Includes the net unrealized investment gains (losses) associated with foreign currency; foreign currency effects based on observable inputs.

Note 4. Goodwill and Other Intangible Assets

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
The following table shows the change in goodwill and other intangible assets:

	Three Months Ended June 30,
Millions	2017			2016
	Goodwill	Other intangible assets	Total	Goodwill	Other intangible assets	Total
Beginning balance	$31.7	$20.4	$52.1	$24.1	$30.1	$54.2
Add: Amounts held for sale at beginning of the period (1)	—	—	—	—	.3	.3
Amortization, including foreign currency translation	—	(2.6)	(2.6)	—	(3.0)	(3.0)
Ending balance	$31.7	$17.8	$49.5	$24.1	$27.4	$51.5

	Six Months Ended June 30,
Millions	2017			2016
	Goodwill	Other intangible assets	Total	Goodwill	Other intangible assets	Total
Beginning balance	$31.7	$23.0	$54.7	$24.1	$28.9	$53.0
Add: Amounts held for sale at beginning of the period (1)	—	—	—	—	.4	.4
Acquisitions of intangible assets	—	—	—	—	3.9	3.9
Amortization, including foreign currency translation	—	(5.2)	(5.2)	—	(5.8)	(5.8)
Ending balance	$31.7	$17.8	$49.5	$24.1	$27.4	$51.5
(1) See Note 15 — “Held for Sale and Discontinued Operations”.

Note 5.  Debt

White Mountains’s debt outstanding as of June 30, 2017 and December 31, 2016 consisted of the following:

Millions	June 30, 2017	Effective Rate (1)	December 31, 2016	Effective Rate (1)
WTM Bank Facility	$—	N/A	$—	N/A
Unamortized issue costs	—		—
WTM Bank Facility, carrying value	—		—
MediaAlpha Bank Facility	10.6	5.4%	—	N/A
Unamortized issuance cost	—		—
MediaAlpha Bank Facility, carrying value	10.6		—
Previous MediaAlpha Bank Facility	—	N/A	12.9	5.7%
Unamortized issuance cost	—		(.2)
Previous MediaAlpha Bank Facility, carrying value	—		12.7
Total debt	$10.6		$12.7
 (1) Effective rate considers the effect of the debt issuance costs.

WTM Bank Facility
On August 14, 2013, White Mountains entered into a revolving credit facility with a syndicate of lenders administered by Wells Fargo Bank, N.A., which has a total commitment of $425.0 million and has a maturity date of August 14, 2018 (the “WTM Bank Facility”). As of June 30, 2017, the WTM Bank Facility was undrawn.
The WTM Bank Facility contains various affirmative, negative and financial covenants which White Mountains considers to be customary for such borrowings, including certain minimum net worth and maximum debt to capitalization standards.

MediaAlpha Bank Facility
On May 12, 2017, MediaAlpha entered into a secured credit facility (the “MediaAlpha Bank Facility”) with Western Alliance Bank, which has a total commitment of $20.0 million and has a maturity date of May 12, 2020.  The MediaAlpha Bank Facility replaced MediaAlpha’s previous credit facility (the “Previous MediaAlpha Bank Facility”), which had a total commitment of $20.0 million. The MediaAlpha Bank Facility consists of a $5.0 million term loan facility, which has an outstanding balance of $4.6 million as of June 30, 2017, and a revolving loan facility for $15.0 million, which has an outstanding balance of $6.0 million as of June 30, 2017.
During both the three and six months ended June 30, 2017, MediaAlpha borrowed $11.0 million, $5.0 million on the term loan and $6.0 million on the revolving loan, under the MediaAlpha Bank Facility. During both the three and six months ended June 30, 2017, MediaAlpha repaid $0.4 million on the term loan under the MediaAlpha Bank Facility.
During the three and six months ended June 30, 2017, MediaAlpha repaid $11.7 million and $12.9 million under the Previous MediaAlpha Bank Facility.
The MediaAlpha Bank Facility carries a variable interest rate that is based on the Prime Rate, as published by the Wall Street Journal, plus a spread of 1.5% on the term loan facility and 0.25% on the revolving credit facility as of June 30, 2017.
The MediaAlpha Bank Facility is secured by intellectual property and the common stock of MediaAlpha’s subsidiaries, and contains various affirmative, negative and financial covenants that White Mountains considers to be customary for such borrowings, including a fixed charge coverage ratio and an asset coverage ratio.

Compliance
At June 30, 2017, White Mountains was in compliance with the covenants under all of its debt instruments.

Note 6.  Income Taxes

The Company and its Bermuda domiciled subsidiaries are not subject to Bermuda income tax under current Bermuda law. In the event there is a change in the current law such that taxes are imposed, the Company and its Bermuda domiciled subsidiaries would be exempt from such tax until March 31, 2035, pursuant to the Bermuda Exempted Undertakings Tax Protection Act of 1966. The Company has subsidiaries and branches that operate in various other jurisdictions around the world that are subject to tax in the jurisdictions in which they operate.  The jurisdictions in which the Company’s subsidiaries and branches are subject to tax are Barbados, Gibraltar, Israel, Luxembourg, the Netherlands, the United Kingdom and the United States.
White Mountains’s effective tax rate related to pre-tax loss from continuing operations for the three months ended June 30, 2017 was different from the U.S. statutory rate of 35%, primarily due to a full valuation allowance on all U.S. operations, a tax benefit recorded at BAM and consolidated pre-tax loss being near break-even.  For the three months ended June 30, 2017, BAM had other comprehensive income that was available to partially offset its loss from continuing operations.  As a result, BAM recorded a tax benefit of $1.7 million in net income from continuing operations, with an offsetting tax expense in other comprehensive income.
White Mountains’s effective tax rate related to pre-tax income from continuing operations for the six months ended June 30, 2017 was different from the U.S. statutory rate of 35%, primarily due to a full valuation allowance on all U.S. operations, a tax benefit recorded at BAM and consolidated pre-tax income being near break-even.  For the six months ended June 30, 2017, BAM had other comprehensive income that was available to partially offset its loss from continuing operations.  As a result, BAM recorded a tax benefit of $2.3 million in net income from continuing operations, with an offsetting tax expense in other comprehensive income.
White Mountains’s income tax benefit related to pre-tax loss from continuing operations for the three and six months ended June 30, 2016, represented a net effective tax rate of 15.9% and 10.2%. The effective tax rate for the three and six months ended June 30, 2016 was lower than the U.S. statutory rate of 35%, primarily due to a full valuation allowance on all U.S. operations and losses generated in jurisdictions other than the United States.
In arriving at the effective tax rate for the three and six months ended June 30, 2017 and 2016, White Mountains forecasted all income and expense items including the change in unrealized investment gains (losses) and realized investment gains (losses) for the years ending December 31, 2017 and 2016.
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
In the second quarter of 2016, White Mountains recorded an increase in deferred tax assets of $0.6 million and a corresponding increase in valuation allowance of $0.6 million related to the settlement of the IRS audit of Guilford Holdings, Inc. and subsidiaries for tax year 2012.
With few exceptions, White Mountains is no longer subject to U.S. federal, state, or non-U.S. income tax examinations by tax authorities for years before 2013.

Note 7. Derivatives

Variable Annuity Reinsurance
White Mountains entered into agreements to reinsure death and living benefit guarantees associated with certain variable annuities in Japan. During the third quarter of 2015, the variable annuity contracts reinsured by WM Life Re began to mature and were fully runoff by June 30, 2016. The reinsurance agreement was commuted in December 2016.
The following table summarizes the pre-tax operating results of WM Life Re for the three and six months ended June 30, 2016.

	Three Months Ended	Six Months Ended
Millions	June 30, 2016	June 30, 2016
Fees, included in other revenue	$.3	$1.2
Change in fair value of variable annuity liability, included in other revenue	.1	(.3)
Change in fair value of derivatives, included in other revenue	(.3)	(2.0)
Foreign exchange, included in other revenue	.4	1.3
Total revenue	.5	.2
Death benefit claims paid, included in general and administrative expenses	(.2)	(.3)
General and administrative expenses	(1.2)	(1.9)
Pre-tax loss	$(.9)	$(2.0)

The following summarizes realized and unrealized derivative gains (losses) recognized in other revenue for the three and six months ended June 30, 2016 and the carrying values, included in other assets, as of December 31, 2016 by type of instrument:

	Gains (losses)		Carrying Value
	Three Months Ended	Six Months Ended	As of
Millions	June 30, 2016	June 30, 2016	December 31, 2016
Fixed income/interest rate	$—	$1.8	$—
Foreign exchange	(.6)	(4.8)	—
Equity	.3	1.0	—
Total	$(.3)	$(2.0)	$—

The following tables summarize the changes in White Mountains’s variable annuity reinsurance liabilities and derivative instruments for the three and six months ended June 30, 2016.

	Three Months Ended June 30, 2016
	Variable Annuity Liabilities	Derivative Instruments
Millions	Level 3	Level 3 (1)	Level 2 (1)(2)	Level 1 (3)	Total
Beginning of period	$(.1)	$2.6	$10.3	$.2	$13.1
Purchases	—	—	—	—	—
Realized and unrealized gains (losses)	.1	1.7	(1.8)	(.2)	(.3)
Transfers in	—	—	—	—	—
Sales/settlements	—	(4.3)	(8.5)	—	(12.8)
End of period	$—	$—	$—	$—	$—

	Six Months Ended June 30, 2016
	Variable Annuity Liabilities	Derivative Instruments
Millions	Level 3	Level 3 (1)	Level 2 (1)(2)	Level 1 (3)	Total
Beginning of period	$.3	$2.7	$16.5	$.9	$20.1
Purchases	—	—	—	—	—
Realized and unrealized (losses) gains	(.3)	2.9	(.7)	(4.2)	(2.0)
Transfers in	—	—	—	—	—
Sales/settlements	—	(5.6)	(15.8)	3.3	(18.1)
End of period	$—	$—	$—	$—	$—
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

Forward Contracts
White Mountains’s investment portfolio contains investment grade fixed maturity investments denominated in British Pound Sterling (GBP) and common equity securities denominated in Euro (EUR) and other European currencies. White Mountains has entered into foreign currency forward contracts to manage its foreign currency exposure related to these investments. The contracts do not meet the criteria to be accounted for as a hedge. White Mountains actively manages its net foreign currency exposure and adjusts its foreign currency positions within ranges established by senior management. Mismatches between currency driven movements in foreign denominated investments and foreign currency forward contracts may result in net foreign currency positions being outside pre-defined ranges and/or net foreign currency gains/(losses). At June 30, 2017, White Mountains held $302.0 million (GBP 150.0 million and EUR 104.0 million) total gross notional value of foreign currency forward contracts.
White Mountains’s foreign currency forward contracts are traded over-the-counter. The fair value of the contracts has been estimated using OTC quotes for similar instruments and accordingly, the measurements have been classified as Level 2 measurements at June 30, 2017.
The net realized derivative loss recognized in net realized and unrealized investment gains (losses) for both the three and six months ended June 30, 2017 was $1.7 million. The net unrealized derivative loss recognized in net realized and unrealized investment gains (losses) for the three and six months ended June 30, 2017 was $8.5 million and $11.3 million. White Mountains’s forward contracts are subject to master netting agreements. As of June 30, 2017 and December 31, 2016, the gross liability amount offset under the master netting agreement and the net amount recognized in other long-term investments was $12.5 million and $1.2 million.
White Mountains does not hold or provide any collateral under its forward contracts.  The following table summarizes the gross notional amount associated with the forward currency contracts:

	June 30, 2017
Millions	Notional Amount(1)	Carrying Value	Standard & Poor's Rating (2)
Barclays Bank PLC	$187.3	$(8.2)	A-
JP Morgan	114.7	(4.3)	A+
Total	$302.0	$(12.5)
(1) At June 30, 2017, WTM entered into a spot trade of $57.0 (EUR 50.0) in anticipation of settling a forward currency contract (gross notional: $52.7 (EUR 50.0) with JP Morgan set to expire on July 6, 2017.
(2) Standard & Poor’s ratings as detailed above are: “A+” (Strong, which is the fifth highest of twenty-three creditworthiness ratings) and “A-” (Strong, which is the seventh highest of twenty-three creditworthiness ratings).

Note 8. Municipal Bond Guarantee Insurance

In 2012, HG Global was capitalized with $594.5 million from White Mountains and $14.5 million from non-controlling interests to fund BAM, a newly formed mutual municipal bond insurer. As of June 30, 2017, White Mountains owned 96.9% of HG Global’s preferred equity and 88.4% of its common equity. HG Global, together with its subsidiaries, provided the initial capitalization of BAM through the purchase of $503.0 million of BAM Surplus Notes. Through HG Re, which had statutory capital and surplus of $469.7 million at June 30, 2017, HG Global provides first loss reinsurance protection for policies underwritten by BAM of up to 15% of par outstanding, on a per policy basis. HG Re’s obligations to BAM are collateralized in trusts, and there is an aggregate loss limit that is equal to the total assets in the collateral trusts at any point in time.
For the three and six months ended June 30, 2017, HG Global had pre-tax income of $6.7 million and $13.3 million, which included $4.7 million and $9.5 million of interest income on the BAM Surplus Notes. For the three and six months ended June 30, 2016, HG Global had pre-tax income of $5.9 million and $13.2 million, which included $4.4 million and $8.9 million of interest income on the BAM Surplus Notes.
For the three and six months ended June 30, 2017, White Mountains reported pre-tax losses of $11.5 million and $23.7 million on BAM that were recorded in net loss attributable to non-controlling interests, which included $4.7 million and $9.5 million of interest expense on the BAM Surplus Notes. For the three and six months ended June 30, 2016, White Mountains reported pre-tax losses of $9.0 million and $16.6 million on BAM that were recorded in net loss attributable to non-controlling interests, which included $4.4 million and $8.9 million of interest expense on the BAM Surplus Notes.
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
During the three months ended June 30, 2017, in order to further support BAM’s long-term capital position and business prospects, HG Global agreed to contribute the $203.0 million Series A BAM Surplus Notes (“Series A Notes”) into the supplemental collateral trust (the “Supplemental Trust”) at HG Re, HG Global’s wholly owned reinsurance subsidiary. The Supplemental Trust already holds the $300.0 million Series B BAM Surplus Notes (“Series B Notes” and, collectively with the Series A Notes, the “BAM Surplus Notes”). Assets held in the Supplemental Trust serve to collateralize HG Re’s obligations to BAM under the first loss reinsurance treaty between BAM and HG Re. HG Global and BAM also agreed to change the payment terms of the Series B Notes, so that payments will reduce principal and accrued interest on a pro rata basis, consistent with the payment terms on the Series A Notes. The terms of the Series B Notes had previously stipulated that payments would first reduce interest owed, then reduce principal owed once all accrued interest had been paid. Such change is subject to approval by the New York Department of Financial Services, which is expected in the third quarter of 2017.
HG Global and BAM have also made certain changes to the ceding commission arrangements under the reinsurance treaty between HG Re and BAM. These changes will accelerate growth in BAM’s statutory capital but will not impact the net risk premium ceded from BAM to HG Re.

Under GAAP, if the terms of a debt instrument are amended, unless there is a greater than 10% change in the expected discounted future cash flows of such instrument, a change in the instrument’s carrying value is not permitted. White Mountains has determined that the impact of the changes to the terms of the BAM Surplus Notes on the expected discounted future cash flows is not greater than 10%.
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
The following table provides a schedule of BAM’s insured obligations:

	June 30, 2017	December 31, 2016
Contracts outstanding	5,564	4,807
Remaining weighted average contract period outstanding (in years)	10.9	10.8
Contractual debt service outstanding (in millions):
Principal	$37,619.7	$33,057.3
Interest	19,012.8	16,396.6
Total debt service outstanding	$56,632.5	$49,453.9

Gross unearned insurance premiums	$109.9	$82.9

The following table is a schedule of BAM’s future premium revenues as of June 30, 2017:

Millions	June 30, 2017
July 1, 2017 - December 31, 2017	$4.6

January 1, 2018 - March 31, 2018	2.3
April 1, 2018 - June 30, 2018	2.3
July 1, 2018 - September 30, 2018	2.2
October 1, 2018 - December 31, 2018	2.2
9.0

2019	8.6
2020	8.2
2021	7.8
2022 and thereafter	71.7
Total gross unearned insurance premiums	$109.9

Note 9. Earnings Per Share

White Mountains calculates earnings per share using the two-class method, which allocates earnings between common and unvested restricted common shares. Both classes of shares participate equally in earnings on a per share basis. Basic earnings per share amounts are based on the weighted average number of common shares outstanding adjusted for unvested restricted common shares. Diluted earnings per share amounts are also impacted by the net effect of potentially dilutive common shares outstanding. The following table outlines the Company’s computation of earnings per share from continuing operations for the three and six months ended June 30, 2017 and 2016. See Note 15 — “Held for Sale and Discontinued Operations”.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Basic and diluted earnings per share numerators (in millions):
Net income (loss) from continuing operations attributable to White Mountains’s common shareholders	$12.7	$(42.5)	$15.7	$(76.9)
Allocation of income for unvested restricted common shares	(.2)	.6	(.1)	.9
Dividends declared on participating restricted common shares(1)	—	—	(.1)	(.1)
Total allocation to restricted common shares	(.2)	.6	(.2)	.8
Net income (loss) attributable to White Mountains’s common shareholders, net of restricted common share amounts	$12.5	$(41.9)	$15.5	$(76.1)
Undistributed net earnings (in millions):
Net income (loss) attributable to White Mountains’s common shareholders, net of restricted common share amounts	$12.5	$(41.9)	$15.5	$(76.1)
Dividends declared net of restricted common share amounts(1)	—	—	(4.5)	(5.9)
Total undistributed net earnings (loss), net of restricted common share amounts	$12.5	$(41.9)	$11.0	$(82.0)
Basic earnings per share denominators (in thousands):
Total average common shares outstanding during the period	4,572.1	5,096.1	4,568.4	5,317.8
Average unvested restricted common shares(2)	(57.2)	(66.5)	(54.9)	(60.2)
Basic earnings per share denominator	4,514.9	5,029.6	4,513.5	5,257.6
Diluted earnings per share denominator (in thousands):
Total average common shares outstanding during the period(3)	4,572.1	5,107.0	4,568.4	5,324.0
Average unvested restricted common shares(2)	(57.2)	(66.5)	(54.9)	(60.2)
Diluted earnings per share denominator(3)	4,514.9	5,040.5	4,513.5	5,263.8
Basic earnings per share (in dollars):
Net income (loss) attributable to White Mountains’s common shareholders	$2.78	$(8.34)	$3.42	$(14.47)
Dividends declared and paid	—	—	(1.00)	(1.00)
Undistributed earnings (loss)	$2.78	$(8.34)	$2.42	$(15.47)
Diluted earnings per share (in dollars):
Net income (loss) attributable to White Mountains’s common shareholders	$2.78	$(8.32)	$3.42	$(14.46)
Dividends declared and paid	—	—	(1.00)	(1.00)
Undistributed earnings (loss)	$2.78	$(8.32)	$2.42	$(15.46)
(1) Restricted shares issued by White Mountains receive dividends, and therefore, are considered participating securities.
(2) Restricted shares outstanding vest either in equal annual installments or upon a stated date. See Note 13 — “Employee Share-Based Compensation Plans”.
(3) The diluted earnings per share denominator for the three and six months ended June 30, 2016 includes the impact of 120,000 common shares issuable upon exercise of the non-qualified options outstanding, which resulted in 10,863 and 6,194 incremental shares outstanding over the period.

Note 10. Non-controlling Interests

The following table details the balance of non-controlling interests included in White Mountains’s total equity and the related percentage of each consolidated entity’s total equity owned by non-controlling shareholders as of June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
$ in millions	Non-controlling Percentage	Non-controlling Equity	Non-controlling Percentage	Non-controlling Equity
OneBeacon Ltd.	24.2%	$247.0	23.9%	$244.6

Other, excluding mutuals and reciprocals
HG Global	3.1	16.3	3.1	16.6
MediaAlpha	40.0	10.1	40.0	11.7
Buzzmove	29.1	2.6	29.1	2.9
Wobi	5.0	.9	5.0	.7
Dewar (1)	11.4	(.4)	18.8	3.9
Total other, excluding mutuals and reciprocals		29.5		35.8
Mutuals and reciprocals
BAM	100.0	(159.7)	100.0	(150.9)
SSIE	—	—	100.0	4.4
Total mutuals and reciprocals		(159.7)		(146.5)
Total non-controlling interests		$116.8		$133.9
(1) Dewar is a subsidiary of OneBeacon.

Note 11. Segment Information

White Mountains has determined that its reportable segments are HG Global/BAM, MediaAlpha and Other Operations. As a result of the Sirius Group and Tranzact sales and the OneBeacon Transaction, the results of operations for Sirius Group and OneBeacon, previously reported in their own respective segments, and Tranzact, previously reported in the Other Operations segment, have been classified as discontinued operations and are now presented, net of related income taxes, as such in the statement of operations and comprehensive income. Beginning in the second quarter of 2017, MediaAlpha’s results have been presented as a separate segment within White Mountains’s consolidated financial statements. Prior year amounts have been reclassified to conform to the current period’s presentation. See Note 15 — “Held for Sale and Discontinued Operations”.
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
Significant intercompany transactions among White Mountains’s segments have been eliminated herein. Financial information for White Mountains’s segments follows:

	HG Global/BAM
Millions	HG Global	BAM(1)	MediaAlpha	Other Operations	Total
Three Months Ended June 30, 2017
Earned insurance premiums	$1.7	$.5	$—	$—	$2.2
Net investment income	.8	2.2	—	11.7	14.7
Net investment income (loss) - BAM Surplus Note interest	4.7	(4.7)	—	—	—
Net realized and unrealized investment gains	—	1.1	—	32.6	33.7
Advertising and commission revenues	—	—	30.8	2.4	33.2
Other revenue	—	.2	—	1.4	1.6
Total revenues	7.2	(.7)	30.8	48.1	85.4
Insurance acquisition expenses	.3	.6	—	—	.9
Other underwriting expenses	—	.1	—	—	.1
Cost of sales	—	—	26.1	.7	26.8
General and administrative expenses	.2	10.1	6.2	41.0	57.5
Interest expense	—	—	.3	.2	.5
Total expenses	.5	10.8	32.6	41.9	85.8
Pre-tax income (loss)	$6.7	$(11.5)	$(1.8)	$6.2	$(.4)

	HG Global/BAM
Millions	HG Global	BAM(1)	MediaAlpha	Other Operations	Total
Six Months Ended June 30, 2017
Earned insurance premiums	$3.2	$1.0	$—	$1.0	$5.2
Net investment income	1.4	4.2	—	21.9	27.5
Net investment income (loss) - BAM Surplus Note interest	9.5	(9.5)	—	—	—
Net realized and unrealized investment gains	.3	2.1	—	67.6	70.0
Advertising and commission revenues	—	—	63.3	8.4	71.7
Other revenue	—	.6	—	3.9	4.5
Total revenues	14.4	(1.6)	63.3	102.8	178.9
Losses and LAE	—	—	—	1.1	1.1
Insurance acquisition expenses	.6	1.5	—	.1	2.2
Other underwriting expenses	—	.2	—	—	.2
Cost of sales	—	—	53.8	1.8	55.6
General and administrative expenses	.5	20.4	11.8	85.2	117.9
Interest expense	—	—	.5	.4	.9
Total expenses	1.1	22.1	66.1	88.6	177.9
Pre-tax income (loss)	$13.3	$(23.7)	$(2.8)	$14.2	$1.0

	HG Global/BAM
Millions	HG Global	BAM(1)	MediaAlpha	Other Operations	Total
Three Months Ended June 30, 2016
Earned insurance premiums	$1.0	$.4	$—	$1.9	$3.3
Net investment income	.5	1.8	—	3.8	6.1
Net investment income (loss) - BAM Surplus Note interest	4.4	(4.4)	—	—	—
Net realized and unrealized investment gains (losses)	.5	3.2	—	(.3)	3.4
Advertising and commission revenues	—	—	28.1	1.1	29.2
Other revenue	—	.3	—	6.9	7.2
Total revenues	6.4	1.3	28.1	13.4	49.2
Losses and LAE	—	—	—	2.3	2.3
Insurance acquisition expenses	.2	.6	—	.6	1.4
Other underwriting expenses	—	.1	—	—	.1
Cost of sales	—	—	23.3	1.1	24.4
General and administrative expenses	.3	9.6	5.3	30.0	45.2
Interest expense	—	—	.2	.7	.9
Total expenses	.5	10.3	28.8	34.7	74.3
Pre-tax income (loss)	$5.9	$(9.0)	$(.7)	$(21.3)	$(25.1)

	HG Global/BAM
Millions	HG Global	BAM(1)	MediaAlpha	Other Operations	Total
Six Months Ended June 30, 2016
Earned insurance premiums	$1.9	$.7	$—	$4.2	$6.8
Net investment income	1.0	3.4	—	4.2	8.6
Net investment income (loss) - BAM Surplus Note interest	8.9	(8.9)	—	—	—
Net realized and unrealized investment gains	2.6	8.1	—	5.6	16.3
Advertising and commission revenues	—	—	60.8	2.2	63.0
Other revenue	—	.4	—	12.9	13.3
Total revenues	14.4	3.7	60.8	29.1	108.0
Losses and LAE	—	—	—	4.6	4.6
Insurance acquisition expenses	.4	1.3	—	1.4	3.1
Other underwriting expenses	—	.2	—	—	.2
Cost of sales	—	—	51.0	1.9	52.9
General and administrative expenses	.8	18.8	10.6	69.7	99.9
Interest expense	—	—	.5	1.6	2.1
Total expenses	1.2	20.3	62.1	79.2	162.8
Pre-tax income (loss)	$13.2	$(16.6)	$(1.3)	$(50.1)	$(54.8)
(1) BAM manages its affairs on a statutory accounting basis. BAM’s statutory surplus includes surplus notes and is not reduced by accruals of interest expense on the surplus notes. BAM’s statutory surplus is reduced only after a payment of principal or interest has been approved by the New York Department of Financial Services.

Note 12. Investment in Symetra

White Mountains’s investment in Symetra represented an investment in which White Mountains had a significant voting and economic interest but did not control the entity.
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

Note 13. Employee Share-Based Incentive Compensation Plans

White Mountains’s Long-Term Incentive Plan (the “WTM Incentive Plan”) provides for grants of various types of share-based and non share-based incentive awards to key employees of White Mountains. White Mountains’s share-based compensation incentive awards consist of performance shares, restricted shares and stock options.

Share-Based Compensation Based on White Mountains Common Shares

WTM Performance Shares
Performance shares are conditional grants of a specified maximum number of common shares or an equivalent amount of cash. Awards generally vest at the end of a three-year period, are subject to the attainment of pre-specified performance goals, and are valued based on the market value of common shares at the time awards are approved for payment.  The following table summarizes performance share activity for the three and six months ended June 30, 2017 and 2016 for performance shares granted under the WTM Incentive Plan:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	56,805	$24.0	108,683	$71.3	80,353	$42.4	93,654	$57.7
Shares paid (1)	(671)	(.8)	(36,294)	(41.3)	(30,838)	(21.6)	(36,294)	(41.3)
New grants	1,050	—	—	—	17,510	—	16,215	—
Forfeitures and cancellations(2)	(6,609)	(3.3)	908.9		(16,450)	(9.0)	(278)	.3
Expense recognized	—	11.3	—	1.3	—	19.4	—	15.5
End of period(3)	50,575	$31.2	73,297	$32.2	50,575	$31.2	73,297	$32.2
(1) WTM performance share payments in 2017 for the 2014-2016 performance cycle, which were paid in March 2017, ranged from 34% to 76% of target.  WTM performance share payments in 2016 for the 2013-2015 performance cycle ranged from 140% to 142% of target.
(2) Amounts include changes in assumed forfeitures, as required under GAAP.
(3) Outstanding performance share awards as of June 30, 2017 and 2016 exclude 2,195 and 7,315 performance share awards granted to employees of Sirius Group.

For performance shares earned in the 2014-2016 performance cycle, all performance shares earned were settled in cash. For the performance shares earned in the 2013-2015 performance cycle, the Company issued 5,000 common shares and settled the remainder in cash. If all the outstanding WTM performance shares had vested on June 30, 2017, the total additional compensation cost to be recognized would have been $32.3 million, based on accrual factors (common share price and payout assumptions) at June 30, 2017.

Performance Shares granted under the WTM Incentive Plan
The following table summarizes performance shares outstanding and accrued expense for performance shares awarded under the WTM Incentive Plan at June 30, 2017 for each performance cycle:

Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense
Performance cycle:
2015 – 2017	18,470	$18.3
2016 – 2018	16,315	10.3
2017 – 2019	16,560	3.1
Sub-total	51,345	31.7
Assumed forfeitures	(770)	(.5)
June 30, 2017	50,575	$31.2

Restricted Shares
The following table summarizes the unrecognized compensation cost associated with the outstanding restricted share awards for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
Millions, except share amounts	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value
Non-vested,
Beginning of period	60,140	$29.1	66,470	$29.2	70,620	$19.7	70,675	$15.7
Issued	1,050.9		—	—	17,785	16.7	21,215	16.3
Vested	(6,571)	—	—	—	(28,586)	—	(24,620)	—
Forfeited	(804)	(.7)	—	—	(6,004)	(3.5)	(800)	.2
Expense recognized	—	(5.8)	—	(5.0)	—	(9.4)	—	(8.0)
End of period (1)	53,815	$23.5	66,470	$24.2	53,815	$23.5	66,470	$24.2
(1) Restricted share awards outstanding as of June 30, 2017 and 2016 include 2,195 and 5,235 restricted shares issued to employees of Sirius Group, which was accounted for as discontinued operations.

During the three months ended June 30, 2017, White Mountains issued 550 restricted shares that vest on January 1, 2020, 250 restricted shares that vest on January 1, 2019 and 250 restricted shares that vest on January 1, 2018. During the first quarter of 2017, White Mountains issued 16,735 restricted shares that vest on January 1, 2020. During the first quarter of 2016, White Mountains issued 21,215 restricted shares that vest on January 1, 2019. The unamortized issue date fair value at June 30, 2017 is expected to be recognized ratably over the remaining vesting periods.
Stock Options
Non-Qualified Options
As January 20, 2017, the 125,000 Non-Qualified options issued to the Company’s former Chairman and CEO had been exercised. During the first quarter of 2017, 40,000 Non-Qualified Options, with an intrinsic value of $4.4 million, were exercised in exchange for 5,142 common shares with an equal total market value. During 2016, 5,000 Non-Qualified Options, with an intrinsic value of $0.4 million, were exercised at $742 per common share and 80,000 Non-Qualified Options, with an intrinsic value of $8.4 million, were exercised in exchange for 9,930 common shares with an equal total market value. Intrinsic value represents the difference between the market price of the Company’s common shares at the date of exercise less the fixed strike price of $742 per common share. The Non-Qualified Options were fully amortized as of 2011.

Note 14. Fair Value of Financial Instruments

White Mountains accounts for its financial instruments at fair value with the exception of the WTM Bank Facility, which was undrawn at June 30, 2017 and December 31, 2016, the MediaAlpha Bank Facility and the Previous MediaAlpha Bank Facility, which is recorded as debt at face value less unamortized original issue discount.
The following table summarizes the fair value and carrying value of these financial instruments as of June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
Millions	Fair Value	Carrying Value	Fair Value	Carrying Value
MediaAlpha Bank Facility	$10.6	$10.6	$—	$—
Previous MediaAlpha Bank Facility	—	—	13.0	12.7

The fair value estimate for the MediaAlpha Bank Facility and the Previous MediaAlpha Bank Facility has been determined based on a discounted cash flows approach and is considered to be a Level 3 measurement.

Note 15. Held for Sale and Discontinued Operations

OneBeacon
On May 2, 2017, OneBeacon entered into a definitive agreement to be acquired by Intact Financial Corporation in an all-cash transaction for $18.10 per share, or roughly 1.65x tangible book value. White Mountains owns 75.7% of OneBeacon’s outstanding common shares, representing 96.9% of the voting power as on June 30, 2017. On July 18, 2017, White Mountains voted its shares of OneBeacon Ltd. in favor of the OneBeacon Transaction. White Mountains expects to receive gross proceeds of $1.3 billion from the OneBeacon Transaction, which is expected to close in the third or fourth quarter of 2017 and is subject to regulatory approval and other customary closing conditions. The results of OneBeacon have been presented as discontinued operations in the statement of operations and comprehensive income for all periods and OneBeacon’s assets and liabilities have been presented as held for sale as of June 30, 2017 and December 31, 2016. See Note 2 — “Significant Transactions”.

Star & Shield
On March 7, 2017, White Mountains completed its sale of Star & Shield and its investment in SSIE surplus notes to K2 Insurances LLC. White Mountains did not recognize any gain or loss on the sale. Through December 31, 2016, Star & Shield’s assets and liabilities are reported as held for sale within White Mountains's GAAP financial statements. See Note 2 — “Significant Transactions”.

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
Through July 21, 2016, Tranzact’s results of operations are reported as discontinued operations and assets and liabilities held for sale within White Mountains’s GAAP financial statements. Net loss from discontinued operations related to
Tranzact was $2.5 million and $0.5 million for the three and six months ended June 30, 2016. See Note 2 — “Significant Transactions”.

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
Through April 18, 2016, Sirius Group’s results are reported as discontinued operations and assets and liabilities held for sale within White Mountains’s GAAP financial statements. Assets held for sale did not include White Mountains’s investment in OneBeacon and certain other investments that are in the Sirius Group legal entities. As of December 31, 2015, the value of these investments, net of related tax effects, was $686.2 million, of which $528.6 million related to Symetra. Net loss from discontinued operations does not include White Mountains’s net investment income and realized and unrealized investment gains and losses associated with these investments. For the three months and six ended June 30, 2016, $0.4 million and $3.7 million of net investment income and realized and unrealized investment gains and losses, net of related tax effects, that are included in the Sirius Group legal entities have been excluded from net loss from discontinued operations. For the three and six months ended June 30, 2016, White Mountains recorded $361.1 million and $360.2 million of total income from discontinued operations and $108.1 million and $145.3 million of other comprehensive income from Sirius Group.
During the second quarter of 2017, White Mountains recorded a $0.6 million reduction to the gain from sale of Sirius Group as a result of a change to the valuation of the accrued incentive compensation payable to Sirius Group employees. See Note 2 — “Significant Transactions”.

Summary of Reclassified Balances and Related Items

Net Assets Held for Sale
The following table summarizes the assets and liabilities associated with business classified as held for sale. At June 30, 2017, amounts presented relate to OneBeacon. At December 31, 2016, amounts presented relate to OneBeacon, Star & Shield and SSIE.

Millions	June 30, 2017	December 31, 2016
Assets held for sale
Fixed maturity investments, at fair value	$2,288.6	$2,175.7
Short-term investments, at amortized cost (which approximates fair value)	55.5	112.3
Common equity securities, at fair value	205.5	188.7
Other long-term investments	134.1	150.5
Total investments	2,683.7	2,627.2
Cash	71.3	70.5
Reinsurance recoverable on unpaid and paid losses	198.0	179.8
Insurance and reinsurance premiums receivable	245.4	229.8
Deferred acquisition costs	106.9	96.3
Deferred tax asset	130.1	126.7
Ceded unearned insurance and reinsurance premiums	56.6	44.2
Accounts receivable on unsettled investment sales	5.8	1.4
Goodwill and other intangible assets	.6	1.2
Other assets	198.0	222.4
Total assets held for sale	$3,696.4	$3,599.5
Liabilities held for sale
Loss and loss adjustment expense reserves	$1,411.2	$1,370.6
Unearned insurance and reinsurance premiums	595.2	576.3
Debt	273.3	273.2
Accrued incentive compensation	39.5	44.3
Funds held under reinsurance treaties	210.2	153.0
Accounts payable on unsettled investment purchases	9.3	—
Other liabilities	140.1	151.9
Total liabilities held for sale	2,678.8	2,569.3
Net assets held for sale	$1,017.6	$1,030.2

Net Income (Loss) from Discontinued Operations
The following table summarizes the results of operations, including related income taxes, associated with the business classified as discontinued operations. For the three and six months ended June 30, 2017, the amounts presented relate to OneBeacon and Sirius Group. For the three and six months ended June 30, 2016, the amounts presented relate to OneBeacon, Sirius Group and Tranzact. The results of discontinued operations from Sirius Group and Tranzact up to the closing date of the transaction inured to White Mountains. Given the fixed price nature of the OneBeacon Transaction, OneBeacon’s results were economically transferred to the buyer at signing.

	Three Months Ended			Three Months Ended
	June 30, 2017			June 30, 2016
Millions	OneBeacon	Sirius Group	Total	OneBeacon	Sirius Group	Other Disc Ops	Total
Revenues
Earned insurance premiums	$277.4	$—	$277.4	$271.4	$37.7	$—	$309.1
Net investment income	14.5	—	14.5	12.1	2.2	—	14.3
Net realized and unrealized gains	12.3	—	12.3	24.7	7.3	—	32.0
Other revenue	2.1	—	2.1	.8	4.7	47.0	52.5
Total revenues	306.3	—	306.3	309.0	51.9	47.0	407.9
Expenses
Loss and loss adjustment expenses	188.6	—	188.6	179.7	41.2	—	220.9
Insurance and reinsurance acquisition expenses	48.4	—	48.4	48.7	10.6	—	59.3
Other underwriting expenses	59.6	—	59.6	50.9	4.2	—	55.1
General and administrative expenses	8.8	—	8.8	3.5	2.3	47.1	52.9
Interest expense	3.3	—	3.3	3.2	1.3	1.3	5.8
Total expenses	308.7	—	308.7	286.0	59.6	48.4	394.0
Pre-tax (loss) income	(2.4)	—	(2.4)	23.0	(7.7)	(1.4)	13.9
Income tax benefit (expense)	5.8	—	5.8	2.0	2.2	(1.1)	3.1
Net income (loss) from discontinued operations	3.4	—	3.4	25.0	(5.5)	(2.5)	17.0
Net (loss) gain from sale of discontinued operations	—	(.6)	(.6)	—	366.6	—	366.6
Total (loss) income from discontinued operations	3.4	(.6)	2.8	25.0	361.1	(2.5)	383.6
Change in foreign currency translation and other from discontinued operations	.2	—	.2	.2	(5.2)	—	(5.0)
Change in foreign currency translation and other from sale of Sirius Group	—	—	—	—	113.3	—	113.3
Comprehensive (loss) income from discontinued operations	$3.6	$(.6)	$3.0	$25.2	$469.2	$(2.5)	$491.9

	Six Months Ended				Six Months Ended
	June 30, 2017				June 30, 2016
Millions	OneBeacon	Sirius Group	Other Disc Ops	Total	OneBeacon	Sirius Group	Other Disc Ops	Total
Revenues
Earned insurance premiums	$539.2	$—	$—	$539.2	$550.0	$240.1	$—	$790.1
Net investment income	26.7	—	—	26.7	26.5	14.4	—	40.9
Net realized and unrealized gains (losses)	27.3	—	—	27.3	41.3	(1.5)	—	39.8
Other revenue	5.5	—	—	5.5	1.7	.6	104.8	107.1
Total revenues	598.7	—	—	598.7	619.5	253.6	104.8	977.9
Expenses
Loss and loss adjustment expenses	339.2	—	—	339.2	338.5	154.9	—	493.4
Insurance and reinsurance acquisition expenses	93.7	—	—	93.7	99.7	59.0	—	158.7
Other underwriting expenses	111.3	—	—	111.3	106.2	30.9	—	137.1
General and administrative expenses	13.8	—	—	13.8	7.4	10.4	100.5	118.3
Interest expense	6.6	—	—	6.6	6.5	7.9	2.7	17.1
Total expenses	564.6	—	—	564.6	558.3	263.1	103.2	924.6
Pre-tax income (loss)	34.1	—	—	34.1	61.2	(9.5)	1.6	53.3
Income tax benefit (expense)	1.6	—	—	1.6	10.1	3.1	(2.1)	11.1
Net income (loss) from discontinued operations	35.7	—	—	35.7	71.3	(6.4)	(.5)	64.4
(Loss) gain from sale of discontinued operations	—	(.6)	(1.0)	(1.6)	—	366.6	—	366.6
Total income (loss) from discontinued operations	35.7	(.6)	(1.0)	34.1	71.3	360.2	(.5)	431.0
Change in foreign currency translation and other from discontinued operations	.3	—	—	.3	.2	32.0	—	32.2
Change in foreign currency translation and other from sale of Sirius Group	—	—	—	—	—	113.3	—	113.3
Comprehensive (loss) income from discontinued operations	$36.0	$(.6)	$(1.0)	$34.4	$71.5	$505.5	$(.5)	$576.5

Net Change in Cash from Discontinued Operations
The following summarizes the net change in cash, including income tax payment to national governments and interest paid associated with the business classified as discontinued operations:

	Six Months Ended
	June 30,
(Millions)	2017	2016
Net cash provided from (used for) operations	$87.3	$(61.2)
Net cash (used for) provided from investing activities	(43.6)	276.8
Net cash used for financing activities	(42.0)	(43.1)
Net change in cash during the period	1.7	172.5
Cash balances at beginning of period	70.5	245.4
Net change in cash held for sale, excluding discontinued operations	(.9)	(.6)
Cash sold as part of sale of consolidated subsidiaries	—	343.1
Cash balances at end of period	$71.3	$74.2
Supplemental cash flows information:
Interest paid	$(6.3)	$(1.4)
Net income tax payment to national governments	$—	$(18.3)

Earnings Per Share
White Mountains calculates earnings per share using the two-class method, which allocates earnings between common and unvested restricted common shares. Both classes of shares participate equally in earnings on a per share basis. Basic earnings per share amounts are based on the weighted average number of common shares outstanding adjusted for unvested restricted common shares. Diluted earnings per share amounts are also impacted by net effect of potentially dilutive common shares outstanding. The following table outlines the Company’s computation of earnings per share for discontinued operations for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Basic and diluted earnings per share numerators (in millions):
Net income attributable to White Mountains’s common shareholders	$2.8	$383.6	$34.1	$431.0
Allocation of income for participating unvested restricted common shares(1)	—	(5.0)	(.4)	(4.9)
Net income attributable to White Mountains’s common shareholders	$2.8	$378.6	$33.7	$426.1
Basic earnings per share denominators (in thousands):
Total average common shares outstanding during the period	4,572.1	5,096.1	4,568.4	5,317.8
Average unvested restricted common shares(3)	(57.2)	(66.5)	(54.9)	(60.2)
Basic earnings per share denominator	4,514.9	5,029.6	4,513.5	5,257.6
Diluted earnings per share denominator (in thousands):
Total average common shares outstanding during the period(4)	4,572.1	5,107.0	4,568.4	5,324.0
Average unvested restricted common shares(3)	(57.2)	(66.5)	(54.9)	(60.2)
Diluted earnings per share denominator(4)	4,514.9	5,040.5	4,513.5	5,263.8
Basic earnings per share (in dollars):	$.61	$75.27	$7.47	$81.04
Diluted earnings per share (in dollars):	$.61	$75.11	$7.47	$80.96
(1) Restricted shares issued by White Mountains contain dividend participation features, and therefore, are considered participating securities.
(2) Net earnings attributable to White Mountains’s common shareholders, net of restricted share amounts, is equal to undistributed earnings for the three and six months ended June 30, 2017 and 2016.
(3) Restricted common shares outstanding vest either in equal annual installments or upon a stated date. See Note 13 — “Employee Share-Based Compensation Plans”.
(4) The diluted earnings per share denominator for the three and six months ended June 30, 2016 includes the impact of 120,000 common shares issuable upon exercise of the non-qualified options outstanding, which resulted in 10,863 and 6,194 incremental shares outstanding over the period.

Fair Value of Financial Instruments
The OBH Senior Notes are recorded as debt at face value less unamortized original issue discount. The following table summarizes the fair value and carrying value of this financial instrument as of June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
Millions	Fair Value	Carrying Value	Fair Value	Carrying Value
OBH Senior Notes	$282.4	$273.3	$274.2	$273.2

The fair value estimate for the OBH Senior Notes has been determined using quoted market prices. The OBH Senior Notes are considered a Level 2 measurement.

OneBeacon Surplus Notes
In the fourth quarter of 2014, in conjunction with OneBeacon’s sale of its runoff business to an affiliate of Armour Group Holdings Limited (the “OneBeacon Runoff Transaction”), OneBeacon provided financing in the form of surplus notes (the “OneBeacon Surplus Notes”) with a par value of $101.0 million which had a fair value of $70.5 million and $71.9 million as of June 30, 2017 and December 31, 2016. The OneBeacon Surplus Notes, issued by one of the transferred entities, Bedivere Insurance Company (the “Issuer”) were in the form of both seller priority and pari passu notes.
Subsequent to closing, the OneBeacon Surplus Notes are included in OneBeacon’s investment portfolio, classified within other long-term investments. The internal valuation model used to estimate the fair value of the OneBeacon Surplus Notes is based on discounted expected cash flows using information as of the measurement date.
Below is a table illustrating the valuation adjustments taken to arrive at estimated fair value of the OneBeacon Surplus Notes as of June 30, 2017 and December 31, 2016:

	Type of Surplus Note		Total as of June 30, 2017	Total as of December 31, 2016
Millions	Seller Priority	Pari Passu
Par Value	$57.9	$43.1	$101.0	$101.0
Fair value adjustments to reflect:
Current market rates on public debt and contract-based repayments (1)	7.9	2.1	10.0	5.1
Regulatory approval (2)	2.7	(13.7)	(11.0)	(15.6)
Liquidity adjustment (3)	(19.6)	(9.9)	(29.5)	(18.6)
Total adjustments	(9.0)	(21.5)	(30.5)	(29.1)
Fair value (4)	$48.9	$21.6	$70.5	$71.9

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

(3) Represents impact of liquidity spread to account for OneBeacon's sole ownership of the notes, lack of a trading market, and unique nature of the ongoing regulatory approval process. The unfavorable year-to-date change in impact is due largely to an increase in the assumed liquidity spread to 400 basis points at June 30, 2017 from 250 basis points at December 31, 2016.
(4) The decrease in the fair value of the surplus notes during the six months ended June 30, 2017 was driven primarily by an increase in the assumed liquidity spread, partially offset by the narrowing of non-investment grade credit spreads as well as the time value of money benefit generated by moving three months closer to modeled cash receipts.

Note 16. Contingencies

Legal Contingencies
White Mountains is subject to claims related litigation and arbitration in the normal course of business, as well as litigation and arbitration that do not arise from, or are directly related to, claims activity.
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

The following summarizes White Mountains’s significant legal contingencies, ongoing non-claims related litigation or arbitration as of June 30, 2017:

Litigation Related to the OneBeacon Transaction
On June 2, 2017, Stephen Bushansky, a purported OneBeacon shareholder, filed a class action complaint against OneBeacon and each of OneBeacon’s directors in the U.S. District Court for the District of Minnesota (the “Minnesota Court”), purportedly on behalf of OneBeacon’s public shareholders. Thereafter, three additional lawsuits were filed in the Minnesota Court by additional purported shareholders, Darrin Dickers, Raymond Martino and Robert Berg (collectively with Bushansky, the “Plaintiffs”). The complaints in each pending class action allege that OneBeacon’s preliminary proxy statement filed with the U.S. Securities and Exchange Commission (“SEC”) omitted or misrepresented certain material information, allegedly in violation of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 14a-9 and sought to enjoin OneBeacon and Intact Financial Corporation from closing the OneBeacon Transaction, or if the transaction closes, to award Plaintiffs damages and costs.
On June 26, 2017, Plaintiffs jointly filed a motion for preliminary injunction to enjoin the shareholder vote on the OneBeacon Transaction, but withdrew their motion on July 7, 2017. OneBeacon’s shareholders approved the OneBeacon Transaction on July 18, 2017 at a special general meeting of shareholders. Plaintiffs have not dismissed their cases and OneBeacon’s responsive pleadings are due August 14, 2017. OneBeacon believes the cases lack merit and continues to vigorously defend this litigation.

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
Plaintiffs seek recovery of the proceeds received by the former Tribune shareholders on a theory of constructive fraudulent transfer asserting that Tribune purchased or repurchased its common shares without receiving fair consideration at a time when it was, or as a result of the purchases of shares, was rendered, insolvent. OneBeacon and OneBeacon-sponsored benefit plans received approximately $32.0 million for Tribune common stock tendered in connection with the LBO.
The Court granted an omnibus motion to dismiss the Noteholder Actions in September 2013 and Plaintiffs’ appealed. On March 29, 2016, a three judge panel of the U.S Second Circuit Court of Appeals affirmed the dismissal of the Noteholder Actions. On July 22, 2016, the Plaintiff’s petition to the Second Circuit for reconsideration or for a rehearing en banc was denied in full. On September 9, 2016 the Plaintiffs filed for a writ of certiorari, seeking review in the U. S. Supreme Court.
In addition, OneBeacon and OneBeacon-sponsored benefit plans in their capacity as former shareholders of Tribune, along with thousands of former Tribune shareholders, have been named as defendants in an adversary proceeding brought by the Official Committee of Unsecured Creditors of the Tribune Company (the “Committee”), on behalf of the Tribune Company, which seeks to avoid the repurchase of shares by Tribune in the LBO on a theory of intentional fraudulent transfer (the “Committee Action”). Tribune emerged from bankruptcy in 2012, and a litigation trustee replaced the Committee as plaintiff in the Committee Action. This matter was consolidated for pretrial matters with the Noteholder Actions in the SDNY and was stayed pending the motion to dismiss in the Noteholder Actions. An omnibus motion to dismiss the shareholder defendants in the Committee Action was filed in May 2014 and the motion was granted on January 6, 2017. The plaintiff has requested permission to move the SDNY to certify the decision as a final judgment capable of immediate appeal. No amount has been accrued in connection with this matter as of June 30, 2017, as the amount of loss, if any, cannot be reasonably estimated.

Note 17. Subsequent Event

In July 2017, White Mountains repurchased 235,000 common shares for $199.8 million.

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
The following discussion also include six non-GAAP financial measures (i) adjusted book value per share, (ii) percentage change in adjusted book value per share including the estimated gain from the OneBeacon Transaction and excluding the new adjustments from HG Global/BAM, (iii) adjusted capital, (iv) return on common equity securities and other long-term investments including high-yield fixed maturity investments, (v) return on fixed maturity investments excluding high-yield fixed maturity investments and (vi) earnings before interest, taxes, depreciation and amortization ("EBITDA") that have been reconciled to their most comparable GAAP financial measures on page 67. White Mountains believes these measures to be useful in evaluating White Mountains’s financial performance and condition.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

Overview
White Mountains ended the second quarter of 2017 with book value per share of $798 and adjusted book value per share of $780. Book value per share increased 1% for both the second quarter and first six months of 2017 and adjusted book value per share decreased 2% for both the second quarter and first six months of 2017, including dividends.
During the second quarter of 2017, White Mountains changed its calculation of adjusted book value per share to (i) include a discount for the time value of money on the BAM Surplus Notes and (ii) add back the unearned premium reserve, net of deferred acquisition costs, at HG Global. These changes decreased adjusted book value per share by $23.
On May 2, 2017, OneBeacon entered into a definitive agreement to be acquired by Intact Financial Corporation in an all-cash transaction for $18.10 per share, or roughly 1.65x tangible book value (the “OneBeacon Transaction”). White Mountains expects to receive gross proceeds of $1.3 billion from the OneBeacon Transaction, which is expected to close in the third or fourth quarter of 2017 and is subject to regulatory approval and other customary closing conditions. As the OneBeacon Transaction was set at a fixed price, the results of OneBeacon do not impact White Mountains’s adjusted book value per share including the estimated gain from the transaction between signing and closing. Including the estimated net gain of $116 per share from the OneBeacon Transaction, book value per share would be approximately $914 and adjusted book value per share would be approximately $896 as of June 30, 2017. Excluding the changes for HG Global/BAM noted above, growth in book value per share including the estimated net gain from the OneBeacon Transaction was 1.6% and growth in adjusted book value per share including the estimated gain from the OneBeacon Transaction was 1.4% in the second quarter of 2017, driven primarily by good investment returns.
The estimated net gain per share from the OneBeacon Transaction increased by $9 to $116 per share in the second quarter of 2017. Approximately $3 of the increase was attributable to the impact of OneBeacon’s regular dividend paid during the second quarter of 2017. The remainder of the increase was due to revised estimation and recording of compensation costs in connection with the transaction in the second quarter of 2017. Beginning in the second quarter of 2017, OneBeacon’s results have been presented as discontinued operations. As a result, MediaAlpha’s results have been presented as a separate segment within White Mountains’s consolidated financial statements.
BAM’s gross written premiums and member surplus contributions totaled $20 million and $48 million in the second quarter and first six months of 2017, compared to $19 million and $32 million in the second quarter and first six months of 2016. Total pricing (i.e., premiums and member surplus contributions weighted by the par value of bonds insured) was 79 and 98 basis points in the second quarter and first six months of 2017, up from 58 and 60 basis points in the second quarter and first six months of 2016. BAM insured municipal bonds with par value of $2.7 billion and $5.1 billion in the second quarter and first six months of 2017, compared to $3.3 billion and $5.5 billion in the second quarter and first six months of 2016. The decrease in par value insured by BAM in the second quarter of 2017, as compared to last year, was primarily due to the rating uncertainty during S&P’s review, which commenced on June 6, 2017. On June 26, 2017, S&P affirmed BAM’s AA rating with stable outlook. BAM’s total claims paying resources increased $32 million to $676 million in the first six months of 2017, compared to an increase of $16 million to $617 million in the first six months of 2016.

MediaAlpha’s pre-tax loss was $2 million and $3 million in the second quarter and first six months of 2017, compared to $1 million in both the second quarter and first six months of 2016. MediaAlpha’s earnings before income taxes, depreciation and amortization (“EBITDA”) of $1 million and $3 million in the second quarter and first six months of 2017, compared to $2 million and $4 million in the second quarter and first six months of 2016. The increase in pre-tax loss and decrease in EBITDA was primarily driven by increased operating expenses of $1 million for both the second quarter and first six months of 2017, as MediaAlpha continued to invest in growth in new verticals.
The GAAP total return on invested assets, including continuing operations and discontinued operations, was 1.4% and 2.9% for the second quarter and first six months of 2017 compared to 0.8% and 2.4% for the second quarter and first six months of 2016.
The fixed income portfolio, excluding high-yield fixed maturity investments, returned 1.0% for the second quarter of 2017, in line with the longer duration Bloomberg Barclays U.S. Intermediate Aggregate Index return of 0.9%. Excluding high-yield fixed maturity investments, fixed income duration remained relatively constant in the quarter at approximately 3.0 years. The portfolio of common equity securities and other long-term investments, including high-yield fixed maturity investments, returned 2.6% for the second quarter of 2017, underperforming the S&P 500 Index return of 3.1% due to unfavorable other long-term investments results, primarily attributable to losses from currency hedges, as well as the impact of unconsolidated private capital investments and the OneBeacon Surplus Notes, which were both relatively flat during the quarter. The underperformance was partially offset by common equity security returns of 4.2% for the quarter, as White Mountains’s third party managers each outperformed their respective benchmarks. The losses on the currency hedges were offset by currency gains from non-USD denominated fixed maturity investments and non-USD denominated common equity securities, with currency hedges having a negligible impact on overall total returns for the second quarter of 2017.
The fixed income portfolio, excluding high-yield fixed maturity investments, returned 1.8% for the first six months of 2017, ahead of the longer duration Bloomberg Barclays U.S. Intermediate Aggregate Index return of 1.6%. The portfolio of common equity securities and other long-term investments, including high-yield fixed maturity investments, returned 6.0% for the first six months of 2017, underperforming the S&P 500 Index return of 9.3%, driven by asset allocation, as high-yield fixed maturity investments failed to keep pace with the S&P 500 Index, and unfavorable other long-term investments results, primarily attributable to losses from currency hedges, the impact of unconsolidated private capital investments and unfavorable mark-to-market adjustments to the OneBeacon Surplus Notes. The underperformance was partially offset by common equity security returns of 9.6% for the first six months of 2017, as White Mountains’s third party managers each outperformed their respective benchmarks. The losses on the currency hedges were offset by currency gains from non-USD denominated fixed maturity investments and non-USD denominated common equity securities, with currency hedges having a negligible impact on overall total returns for the first six months of 2017. See Summary of Investment Results on page 57.

Adjusted Book Value Per Share
The following table presents White Mountains’s adjusted book value per share and reconciles this non-GAAP measure to the most comparable GAAP measure. See NON-GAAP FINANCIAL MEASURES on page 67.

	June 30, 2017	March 31, 2017	December 31, 2016	June 30, 2016
Book value per share numerators (in millions):
White Mountains’s common shareholders’ equity	$3,647.3	$3,625.2	$3,603.3	$3,875.2
Future proceeds from options (1)	—	—	29.7	89.0
Time-value of money discount on expected future payments on the BAM Surplus Notes (2)	(166.7)	N/A	N/A	N/A
HG Global’s unearned premium reserve (2)	81.5	N/A	N/A	N/A
HG Global’s net deferred acquisition costs (2)	(17.6)	N/A	N/A	N/A
Adjusted book value per share numerator	$3,544.5	$3,625.2	$3,633.0	$3,964.2
Book value per share denominators (in thousands of shares):
Common shares outstanding	4,571.6	4,572.8	4,563.8	4,963.9
Unearned restricted shares	(27.4)	(34.7)	(25.9)	(33.2)
Options assumed issued (1)	—	—	40.0	120.0
Adjusted book value per share denominator	4,544.2	4,538.1	4,577.9	5,050.7
GAAP book value per share	$797.80	$792.77	$789.53	$780.67
Adjusted book value per share	$780.00	$798.83	$793.58	$784.90
Year-to-date dividends paid per share	$1.00	$1.00	$1.00	$1.00
(1) Adjusted book value per share at December 31, 2016 and June 30, 2016 includes the impact of non-qualified stock options that were exercisable for $742 per common share. All non-qualified options were exercised prior to their expiration date of January 20, 2017.
(2) Amount reflects White Mountains’s ownership in HG Global of 96.9%.

Goodwill and Other Intangible Assets
The following table is a summary of goodwill and other intangible assets that are included in White Mountains’s adjusted book value as of June 30, 2017, December 31, 2016, and June 30, 2016:

Millions	June 30, 2017	December 31, 2016	June 30, 2016
Goodwill
MediaAlpha	$18.3	$18.3	$18.3
Other	13.4	13.4	5.8
Total goodwill	31.7	31.7	24.1
Other intangible assets
MediaAlpha	13.4	18.3	23.3
Other	4.4	4.7	4.1
Total other intangible assets	17.8	23.0	27.4
Total goodwill and other intangible assets (1)	49.5	54.7	51.5
Goodwill and other intangible assets held for sale	.6	1.2	316.9
Goodwill and other intangible assets attributed to non-controlling interests	(15.8)	(17.6)	(131.5)
Goodwill and other intangible assets included in White Mountains's common shareholders' equity	$34.3	$38.3	$236.9
(1) See Note 4 - “Goodwill and Other Intangible Assets” for details of other intangible assets.

Review of Consolidated Results

White Mountains’s consolidated financial results for the three and six months ended June 30, 2017 and 2016 follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2017	2016	2017	2016
Gross written premiums	$12.4	$12.4	$32.0	$23.6
Net written premiums	$12.4	$10.6	$32.8	$19.6
Revenues
Earned insurance premiums	$2.2	$3.3	$5.2	$6.8
Net investment income	14.7	6.1	27.5	8.6
Net realized and unrealized investment gains	33.7	3.4	70.0	16.3
Advertising and commission revenues	33.2	29.2	71.7	63.0
Other revenue	1.6	7.2	4.5	13.3
Total revenues	85.4	49.2	178.9	108.0
Expenses
Loss and loss adjustment expenses	—	2.3	1.1	4.6
Insurance acquisition expenses	.9	1.4	2.2	3.1
Other underwriting expenses	.1	.1	.2	.2
Cost of sales	26.8	24.4	55.6	52.9
General and administrative expenses	54.9	42.2	112.7	94.1
General and administrative expenses—intangible asset amortization	2.6	3.0	5.2	5.8
Interest expense	.5	.9	.9	2.1
Total expenses	85.8	74.3	177.9	162.8
Pre-tax (loss) income from continuing operations	(.4)	(25.1)	1.0	(54.8)
Income tax benefit	1.0	4.0	1.3	5.6
Net income (loss) from continuing operations	.6	(21.1)	2.3	(49.2)
(Loss) income on sale of discontinued operations, net of tax	(.6)	366.6	(1.6)	366.6
Net income from discontinued operations, net of tax	3.4	17.0	35.7	64.4
Net income	3.4	362.5	36.4	381.8
Net loss (income) attributable to non-controlling interests	12.1	(21.4)	13.4	(27.7)
Net income attributable to White Mountains’s common shareholders	15.5	341.1	49.8	354.1
Change in foreign currency translation and pension liability, net of tax	.6	(.2)	1.4	(.1)
Change in foreign currency translation and other from discontinued operations, net of tax	.2	108.3	.3	145.5
Comprehensive income	16.3	449.2	51.5	499.5
Comprehensive income attributable to non-controlling interests	(.1)	—	(.1)	—
Comprehensive income attributable to White Mountains’s common shareholders	$16.2	$449.2	$51.4	$499.5

Consolidated Results - Three Months Ended June 30, 2017 versus Three Months Ended June 30, 2016
White Mountains’s total revenues increased 74% to $85 million in the second quarter of 2017, driven by higher investment returns. Net realized and unrealized investment gains increased to $34 million in the second quarter of 2017, compared to $3 million in the second quarter of 2016. Net investment income was $15 million in the second quarter of 2017 compared to $6 million in the second quarter of 2016. See Summary of Investment Results on page 57.
White Mountains’s total expenses increased 15% to $86 million in the second quarter of 2017, primarily due to general and administrative expenses, which increased 30% to $55 million in the second quarter of 2017. The increase in general and administrative expenses was driven by higher incentive compensation costs, primarily related to the OneBeacon Transaction.
White Mountains’s effective tax rate related to pre-tax loss from continuing operations for the second quarter of 2017 was different from the U.S. statutory rate of 35%, primarily due to a full valuation allowance on all U.S. operations, a tax benefit recorded at BAM and consolidated pre-tax loss being near break-even.  For the second quarter of 2017, BAM had other comprehensive income that was available to partially offset its loss from continuing operations.  As a result, BAM recorded a tax benefit of $2 million in net income from continuing operations, with an offsetting tax expense in other comprehensive income. White Mountains’s income tax benefit related to pre-tax loss from continuing operations for the second quarter of 2016 represented a net effective tax rate of 15.9%, which was lower than the U.S. statutory rate of 35%, primarily due to a full valuation allowance on all U.S. operations and losses generated in jurisdictions other than the United States.

Consolidated Results - Six Months Ended June 30, 2017 versus Six Months Ended June 30, 2016
White Mountains’s total revenues increased 66% to $179 million in the first six months of 2017, driven by higher investment returns. Net realized and unrealized investment gains increased to $70 million in the first six months of 2017, compared to $16 million in the first six months of 2016. Net investment income was $28 million in the first six months of 2017 compared to $9 million in the first six months of 2016. See Summary of Investment Results on page 57.
White Mountains’s total expenses increased 9% to $178 million in the first six months of 2017, primarily due to general and administrative expenses, which increased 20% to $113 million in the first six months of 2017. The increase in general and administrative expenses was driven by additional compensation expenses related to former company executives and higher incentive compensation costs in connection with the OneBeacon Transaction.
White Mountains’s effective tax rate related to pre-tax income from continuing operations for the first six months of 2017 was different from the U.S. statutory rate of 35%, primarily due to a full valuation allowance on all U.S. operations, a tax benefit recorded at BAM and consolidated pre-tax income being near break-even.  For the first six months of 2017, BAM had other comprehensive income that was available to partially offset its loss from continuing operations.  As a result, BAM recorded a tax benefit of $2 million in net income from continuing operations, with an offsetting tax expense in other comprehensive income. White Mountains’s income tax benefit related to pre-tax loss from continuing operations for the first six months of 2016 represented a net effective tax rate of 10.2%, which was lower than the U.S. statutory rate of 35%, primarily due to a full valuation allowance on all U.S. operations and losses generated in jurisdictions other than the United States.

I. Summary of Operations By Segment

White Mountains conducts its operations through three segments: (1) HG Global/BAM, (2) MediaAlpha and (3) Other Operations. While investment results are included in HG Global/BAM and Other Operations, White Mountains manages the majority of its investments through its wholly-owned subsidiary, WM Advisors. Accordingly, a discussion of White Mountains’s consolidated investment operations is included after the discussion of operations by segment. White Mountains’s segment information is presented in Note 11 — “Segment Information” to the Consolidated Financial Statements.
As a result of the Sirius Group and Tranzact sales and the OneBeacon Transaction, the results of operations for Sirius Group, Tranzact and OneBeacon have been classified as discontinued operations and are now presented separately, net of related income taxes, in the statement of comprehensive income. Prior year amounts have been reclassified to conform to the current period’s presentation. See Note 15 — “Held for Sale and Discontinued Operations”.

HG Global/BAM

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
In order to further support BAM’s long-term capital position and business prospects, HG Global agreed to contribute the $203 million Series A BAM Surplus Notes (“Series A Notes”) into the supplemental collateral trust (the “Supplemental Trust”) at HG Re, HG Global’s wholly owned reinsurance subsidiary. The Supplemental Trust already holds the $300 million Series B BAM Surplus Notes (“Series B Notes” and, collectively with the Series A Notes, the “BAM Surplus Notes”). Assets held in the Supplemental Trust serve to collateralize HG Re’s obligations to BAM under the first loss reinsurance treaty between BAM and HG Re. HG Global and BAM also agreed to change the payment terms of the Series B Notes, so that payments will reduce principal and accrued interest on a pro rata basis, consistent with the payment terms on the Series A Notes. The terms of the Series B Notes had previously stipulated that payments would first reduce interest owed, then reduce principal owed once all accrued interest had been paid. Such change is subject to approval by the New York Department of Financial Services, which is expected in the third quarter of 2017.
HG Global and BAM have also made certain changes to the ceding commission arrangements under the reinsurance treaty between HG Re and BAM. These changes will accelerate growth in BAM’s statutory capital but will not impact the net risk premium ceded from BAM to HG Re.
On June 6, 2017, S&P placed BAM on credit watch negative and initiated a detailed review of BAM’s financial strength rating. On June 26, 2017, S&P concluded its review and affirmed BAM’s “AA/Stable” financial strength rating.

The following table presents the components of pre-tax income included in White Mountains’s HG Global/BAM segment related to the consolidation of HG Global, which includes HG Re and its other wholly-owned subsidiaries, and BAM for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017
Millions	HG Global	BAM	Eliminations	Total
Gross written premiums	$—	$12.4	$—	$12.4
Assumed (ceded) written premiums	13.8	(13.8)	—	—
Net written premiums	$13.8	$(1.4)	$—	$12.4

Earned insurance premiums	$1.7	$.5	$—	$2.2
Net investment income	.8	2.2	—	3.0
Net investment income - BAM Surplus Notes	4.7	—	(4.7)	—
Net realized and unrealized investment gains	—	1.1	—	1.1
Other revenue	—	.2	—	.2
Total revenues	7.2	4.0	(4.7)	6.5
Insurance acquisition expenses	.3	.6	—	.9
Other underwriting expenses	—	.1	—	.1
General and administrative expenses	.2	10.1	—	10.3
Interest expense - BAM Surplus Notes	—	4.7	(4.7)	—
Total expenses	.5	15.5	(4.7)	11.3
Pre-tax income (loss)	$6.7	$(11.5)	$—	$(4.8)
Supplemental information:
Member Surplus Contributions (1)	$—	$7.7	$—	$7.7

	Three Months Ended June 30, 2016
Millions	HG Global	BAM	Eliminations	Total
Gross written premiums	$—	$8.9	$—	$8.9
Assumed (ceded) written premiums	6.7	(6.7)	—	—
Net written premiums	$6.7	$2.2	$—	$8.9

Earned insurance premiums	$1.0	$.4	$—	$1.4
Net investment income	.5	1.8	—	2.3
Net investment income - BAM Surplus Notes	4.4	—	(4.4)	—
Net realized and unrealized investment gains	.5	3.2	—	3.7
Other revenue	—	.3	—	.3
Total revenues	6.4	5.7	(4.4)	7.7
Insurance acquisition expenses	.2	.6	—	.8
Other underwriting expenses	—	.1	—	.1
General and administrative expenses	.3	9.6	—	9.9
Interest expense - BAM Surplus Notes	—	4.4	(4.4)	—
Total expenses	.5	14.7	(4.4)	10.8
Pre-tax income (loss)	$5.9	$(9.0)	$—	$(3.1)
Supplemental information:
Member Surplus Contributions (1)	$—	$10.0	$—	$10.0
(1) Member surplus contributions are recorded directly to BAM's equity, which is recorded as non-controlling interest on White Mountains's balance sheet.

	Six Months Ended June 30, 2017
Millions	HG Global	BAM	Eliminations	Total
Gross written premiums	$—	$31.1	$—	$31.1
Assumed (ceded) written premiums	26.4	(26.4)	—	—
Net written premiums	$26.4	$4.7	$—	$31.1

Earned insurance premiums	$3.2	$1.0	$—	$4.2
Net investment income	1.4	4.2	—	5.6
Net investment income - BAM Surplus Notes	9.5	—	(9.5)	—
Net realized and unrealized investment gains	.3	2.1	—	2.4
Other revenue	—	.6	—	.6
Total revenues	14.4	7.9	(9.5)	12.8
Insurance acquisition expenses	.6	1.5	—	2.1
Other underwriting expenses	—	.2	—	.2
General and administrative expenses	.5	20.4	—	20.9
Interest expense - BAM Surplus Notes	—	9.5	(9.5)	—
Total expenses	1.1	31.6	(9.5)	23.2
Pre-tax income (loss)	$13.3	$(23.7)	$—	$(10.4)
Supplemental information:
Member Surplus Contributions (1)	$—	$17.3	$—	$17.3

	Six Months Ended June 30, 2016
Millions	HG Global	BAM	Eliminations	Total
Gross written premiums	$—	$15.7	$—	$15.7
Assumed (ceded) written premiums	11.8	(11.8)	—	—
Net written premiums	$11.8	$3.9	$—	$15.7

Earned insurance premiums	$1.9	$.7	$—	$2.6
Net investment income	1.0	3.4	—	4.4
Net investment income - BAM Surplus Notes	8.9	—	(8.9)	—
Net realized and unrealized investment gains	2.6	8.1	—	10.7
Other revenue	—	.4	—	.4
Total revenues	14.4	12.6	(8.9)	18.1
Insurance acquisition expenses	.4	1.3	—	1.7
Other underwriting expenses	—	.2	—	.2
General and administrative expenses	.8	18.8	—	19.6
Interest expense - BAM Surplus Notes	—	8.9	(8.9)	—
Total expenses	1.2	29.2	(8.9)	21.5
Pre-tax income (loss)	$13.2	$(16.6)	$—	$(3.4)
Supplemental information:
Member Surplus Contributions (1)	$—	$16.7	$—	$16.7
(1) Member Surplus Contributions are recorded directly to BAM's equity, which is recorded as non-controlling interest on White Mountains's balance sheet.

During the second quarter of 2017, White Mountains changed its calculation of adjusted book value per share to (i) include a discount for the time value of money on the BAM Surplus Notes and (ii) add back the unearned premium reserve, net of deferred acquisition costs, at HG Global. At June 30, 2017, these adjustments reduced White Mountains’s adjusted book value per share by approximately $23. See “NON-GAAP FINANCIAL MEASURES” on page 67.

HG Global/BAM Results—Three Months Ended June 30, 2017 versus Three Months Ended June 30, 2016
In the second quarter of 2017, BAM insured $2.7 billion of municipal bonds, $2.6 billion of which were in the primary market, compared to $3.3 billion of municipal bonds, $3.1 billion of which were in the primary market, insured in the second quarter of 2016. The decrease in par value insured by BAM in the second quarter of 2017 was primarily due to the rating uncertainty during S&P’s review. Gross written premiums and member surplus contributions totaled $20 million for the second quarter of 2017, compared to $19 million for the second quarter of 2016. Total pricing (i.e., gross written premiums and member surplus contributions weighted by the par value of bonds insured) was 79 basis points in the second quarter of 2017, up from 58 basis points in the second quarter of 2016.
HG Global reported GAAP pre-tax income of $7 million in the second quarter of 2017, compared to $6 million the second quarter of 2016. Results for the second quarter of 2017 and 2016 were driven by $5 million and $4 million of interest income on the BAM Surplus Notes.
As a mutual insurance company that is owned by its members, BAM’s results do not affect White Mountains’s book value per share and adjusted book value per share. However, White Mountains consolidates BAM’s results in its GAAP financial statements and its results are attributed to non-controlling interests. White Mountains reported $12 million of GAAP pre-tax loss from BAM in the second quarter of 2017, compared to $9 million in the second quarter of 2016. The increase was primarily due to lower investment results. Results for the second quarter of 2017 include $5 million of interest expense on the BAM Surplus Notes and $10 million of operating expenses, compared to $4 million interest expense and $10 million of operating expenses in the second quarter of 2016.

HG Global/BAM Results—Six Months Ended June 30, 2017 versus Six Months Ended June 30, 2016
In the first six months of 2017, BAM insured $5.1 billion of municipal bonds, $4.6 billion of which were in the primary market, compared to $5.5 billion of municipal bonds, $5.2 billion of which were in the primary market, insured in the first six months of 2016. The decrease in par value insured by BAM in the first six months of 2017 was primarily due to the rating uncertainty during S&P’s review. Gross written premiums and member surplus contributions totaled $48 million for the first six months of 2017, compared to $32 million for the first six months of 2016. Total pricing was 98 basis points, up from 60 basis points in the first six months of 2016.
HG Global reported GAAP pre-tax income of $13 million in the first six months of 2017, compared to $13 million in the first six months of 2016. Results for the first six months of 2017 were driven by $10 million of interest income on the BAM Surplus Notes, compared to $9 million of interest income in the first six months of 2016. The increase in the interest income is due to the increase in the variable rate of the BAM Surplus Notes which is set annually. The variable rate is 3.78% for 2017 and was 3.54% for 2016.
White Mountains reported $24 million of GAAP pre-tax loss from BAM in the first six months of 2017, compared to $17 million in the first six months of 2016. Results for the first six months of 2017 were driven by $10 million of interest expense on the BAM Surplus Notes and $20 million of operating expenses, compared to $9 million interest expense and $19 million of operating expenses in the first six months of 2016. The increase in pre-tax loss in the first six months of 2017 was primarily due to higher realized and unrealized investment losses.

Claims Paying Resources
BAM’s “claims paying resources” represent the capital and other financial resources BAM has available to pay claims and, as such, is a key indication of BAM’s financial strength. BAM’s claims-paying resources include BAM’s qualified statutory capital, including member surplus contributions and contingency reserves, net unearned premiums, present value of future installment premiums and the first loss reinsurance protection provided by HG Re, which is collateralized and held in trusts. BAM expects member surplus contributions and HG Re’s reinsurance protection to be the primary drivers of continued growth of its claims-paying resources.
As of June 30, 2017, BAM’s claims paying resources increased 5% to $676 million from $644 million as of December 31, 2016. The increase was primarily driven by a $20 million increase in the HG Re collateral trusts and $17 million of member surplus contributions, partially offset by BAM’s statutory net loss for the six months ended June 30, 2017 of $12 million.
The following table presents BAM’s total claims paying resources as of June 30, 2017 and December 31, 2016:

Millions	June 30, 2017	December 31, 2016
Policyholders’ surplus	$431.5	$431.5
Contingency reserve	28.5	22.7
Qualified statutory capital	460.0	454.2
Net unearned premiums	26.9	23.2
Present value of future installment premiums	6.4	3.3
Collateral trusts	182.6	163.0
Claims paying resources	$675.9	$643.7

As of June 30, 2016, BAM’s claims paying resources increased 3% to $617 million from $601 million as of December 31, 2015. The increase was primarily driven by $17 million of member surplus contributions and $12 million increase in the HG Re collateral trusts, partially offset by BAM’s statutory net loss for the six months ended of $16 million.
The following table presents BAM’s total claims paying resources as of June 30, 2016 and December 31, 2015:

Millions	June 30, 2016	December 31, 2015
Policyholders’ surplus	$432.5	$437.2
Contingency reserve	17.3	12.4
Qualified statutory capital	449.8	449.6
Net unearned statutory premiums	16.1	12.5
Present value of future installment premiums	3.2	2.6
Collateral trusts	148.1	136.6
Claims paying resources	$617.2	$601.3

HG Global/BAM Balance Sheets
The following table presents amounts from HG Global, which includes HG Re and its other wholly-owned subsidiaries, and BAM that are contained within White Mountains’s consolidated balance sheet as of June 30, 2017 and December 31, 2016:

	June 30, 2017
Millions	HG Global	BAM	Eliminations and Segment Adjustment	Total
Assets
Fixed maturity investments	$174.1	$467.5	$—	$641.6
Short-term investments	7.3	16.8	—	24.1
Total investments	181.4	484.3	—	665.7
Cash	1.2	14.3	—	15.5
BAM Surplus Notes	503.0	—	(503.0)	—
Accrued interest receivable on BAM Surplus Notes	117.5	—	(117.5)	—
Other assets	20.4	7.0	(3.7)	23.7
Total assets	$823.5	$505.6	$(624.2)	$704.9

Liabilities
BAM Surplus Notes(1)	$—	$503.0	$(503.0)	$—
Accrued interest payable on BAM Surplus Notes(2)	—	117.5	(117.5)	—
Preferred dividends payable to White Mountains’s subsidiaries(3)	203.7	—	—	203.7
Preferred dividends payable to non-controlling interests	6.9	—	—	6.9
Other liabilities	84.6	44.8	(3.7)	125.7
Total liabilities	295.2	665.3	(624.2)	336.3

Equity
White Mountains’s common shareholders’ equity	512.0	—	—	512.0
Non-controlling interests	16.3	(159.7)	—	(143.4)
Total equity	528.3	(159.7)	—	368.6
Total liabilities and equity	$823.5	$505.6	$(624.2)	$704.9

	December 31, 2016
Millions	HG Global	BAM	Eliminations and Segment Adjustment	Total Segment
Assets
Fixed maturity investments	$155.2	$430.0	$—	$585.2
Short-term investments	6.4	38.1	—	44.5
Total investments	161.6	468.1	—	629.7
Cash	1.9	25.1	—	27.0
BAM Surplus Notes	503.0	—	(503.0)	—
Accrued interest receivable on BAM Surplus Notes	108.0	—	(108.0)	—
Other assets	12.5	39.9	(1.0)	51.4
Total assets	$787.0	$533.1	$(612.0)	$708.1
Liabilities
BAM Surplus Notes(1)	$—	$503.0	$(503.0)	$—
Accrued interest payable on BAM Surplus Notes(2)	—	108.0	(108.0)	—
Preferred dividends payable to White Mountains’s subsidiaries(3)	180.5	—	—	180.5
Preferred dividends payable to non-controlling interests	5.7	—	—	5.7
Other liabilities	61.4	73.0	(1.0)	133.4
Total liabilities	247.6	684.0	(612.0)	319.6
Equity
White Mountains’s common shareholders’ equity	522.8	—	—	522.8
Non-controlling interests	16.6	(150.9)	—	(134.3)
Total equity	539.4	(150.9)	—	388.5
Total liabilities and equity	$787.0	$533.1	$(612.0)	$708.1

(1)	Under GAAP, the BAM Surplus Notes are classified as debt by the issuer. Under U.S. Statutory accounting, they are classified as Surplus.

(2)
Under GAAP, interest accrues daily on the BAM Surplus Notes. Under U.S. Statutory accounting, interest is not accrued on the BAM Surplus Notes until it has been approved for payment by insurance regulators.

(3)	Dividends on HG Global preferred shares payable to White Mountains's subsidiaries are eliminated in White Mountains's consolidated financial statements.

Par Value of Policies Issued and Priced by BAM
Periodically, BAM publishes the gross par value of policies priced during the period while amounts recorded for accounting purposes are based on the gross par value of policies issued. The following table reconciles the gross par value of policies issued to the gross par value of policies priced for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2017	2016	2017	2016
Gross par value of primary market policies issued	$2,574.3	$3,083.6	$4,615.3	$5,180.4
Gross par value of secondary market policies issued	118.6	255.7	456.7	337.5
Total gross par value of policies issued	2,692.9	3,339.3	5,072.0	5,517.9

Gross par value of policies priced yet to close	163.7	861.7	163.7	861.7
Less: Gross par value of policies closed that were previously priced	(328.4)	(724.5)	(353.3)	(298.6)
Total gross par value of policies priced	$2,528.2	$3,476.5	$4,882.4	$6,081.0

MediaAlpha

The following table presents the components of GAAP net loss and EBITDA included in White Mountains’s MediaAlpha segment for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
Million	2017	2016	2017	2016
Advertising and commission revenues	$30.8	$28.1	$63.3	$60.8
Cost of sales	26.1	23.3	53.8	51.0
Gross profit	4.7	4.8	9.5	9.8
General and administrative expenses—other	3.7	2.7	6.9	5.5
General and administrative expenses—amortization of intangible assets	2.5	2.6	4.9	5.1
Interest expense	.3	.2	.5	.5
GAAP pre-tax loss	(1.8)	(.7)	(2.8)	(1.3)
Income tax expense	—	—	—	—
GAAP net loss	(1.8)	(.7)	(2.8)	(1.3)

Add back:
Interest expense	.3	.2	.5	.5
Income tax expense	—	—	—	—
General and administrative expenses—depreciation	.1	.1	.1	.1
General and administrative expenses—amortization of intangible assets	2.5	2.6	4.9	5.1
EBITDA	$1.1	$2.2	$2.7	$4.4

MediaAlpha Results—Three Months Ended June 30, 2017 versus Three Months Ended June 30, 2016
MediaAlpha reported net loss of $2 million in the second quarter of 2017, compared to $1 million in the second quarter of 2016. EBITDA was $1 million in the second quarter of 2017, compared to $2 million in the second quarter of 2016. The increase in pre-tax loss and decrease in EBITDA was primarily driven by increased operating expenses of $1 million in the second quarter of 2017 as MediaAlpha invested in growth in new verticals.
Advertising and commission revenues were $31 million in the second quarter of 2017, compared to $28 million in second quarter of 2016. The increase was primarily driven by revenue growth in MediaAlpha’s non-property and casualty (“P&C”) verticals, which includes Health, Life, Travel and other verticals. Revenues increased $4 million in MediaAlpha’s non-P&C verticals, partially offset by a $1 million decrease in MediaAlpha’s P&C vertical, which includes auto, motorcycle, and home insurance. The decrease in MediaAlpha’s P&C vertical was driven primarily by reduced marketing budgets from auto carriers.
MediaAlpha’s cost of sales is comprised primarily of revenue share based payments to partners. Cost of sales were $26 million in the second quarter of 2017, compared to $23 million in the second quarter of 2016. The increase was driven by revenue growth. Cost of sales increased $4 million in MediaAlpha’s non-P&C verticals, partially offset by a $1 million decrease in MediaAlpha’s P&C vertical. The decrease in MediaAlpha’s P&C vertical was driven primarily by reduced marketing budgets from auto carriers.

MediaAlpha Results—Six Months Ended June 30, 2017 versus Six Months Ended June 30, 2016
MediaAlpha reported net loss of $3 million in the first six months of 2017, compared to $1 million in the first six months of 2016. EBITDA was $3 million in the first six months of 2017, compared to $4 million in the first six months of 2016. The increase in pre-tax loss and decrease in EBTIDA was primarily driven by increased operating expenses of $1 million for the first six months of 2017 as MediaAlpha invested in growth in new verticals.
Advertising and commission revenues were $63 million in the first six months of 2017, compared to $61 million in the first six months of 2016. The increase was primarily driven by revenue growth in MediaAlpha’s non-P&C verticals. Revenues increased $8 million in MediaAlpha’s non-P&C verticals, partially offset by a $6 million decrease in MediaAlpha’s P&C vertical. The decrease in MediaAlpha’s P&C vertical was driven primarily by reduced marketing budgets from auto carriers.
MediaAlpha’s cost of sales is comprised primarily of revenue share based payments to partners. Cost of sales of $54 million in the first six months of 2017, compared to $51 million in the first six months of 2016. The increase was driven by revenue growth. Cost of sales increased $8 million in MediaAlpha’s non-P&C verticals, partially offset by a $5 million decrease in MediaAlpha’s P&C vertical. The decrease in MediaAlpha’s P&C vertical was driven primarily by reduced marketing budgets from auto carriers.

Other Operations

A summary of White Mountains’s financial results from its Other Operations segment for the three and six months ended June 30, 2017 and 2016 follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2017	2016	2017	2016
Earned insurance premiums	$—	$1.9	$1.0	$4.2
Net investment income	11.7	3.8	21.9	4.2
Net realized and unrealized investment gains (losses)	32.6	(.3)	67.6	5.6
Advertising and commission revenues	2.4	1.1	8.4	2.2
Other revenues	1.4	6.9	3.9	12.9
Total revenues	48.1	13.4	102.8	29.1
Loss and loss adjustment expenses	—	2.3	1.1	4.6
Insurance acquisition expenses	—	.6	.1	1.4
Cost of sales	.7	1.1	1.8	1.9
General and administrative expenses—other	40.9	29.6	84.9	69.0
General and administrative expenses—amortization of intangible assets	.1	.4	.3	.7
Interest expense	.2	.7	.4	1.6
Total expenses	41.9	34.7	88.6	79.2
Pre-tax income (loss)	$6.2	$(21.3)	$14.2	$(50.1)

Other Operations Results—Three Months Ended June 30, 2017 versus Three Months Ended June 30, 2016
White Mountains’s Other Operations segment reported pre-tax income of $6 million in the second quarter of 2017, compared to pre-tax loss of $21 million in the second quarter of 2016. The improved results primarily were driven by higher investment returns, partially offset by higher compensation costs. White Mountains’s Other Operations segment reported $33 million of net realized and unrealized investment gains in the second quarter of 2017 compared to break-even results in the second quarter of 2016. White Mountains’s Other Operations segment reported $12 million of net investment income in the second quarter of 2017 compared to net investment income of $4 million in the second quarter of 2016. See Summary of Investment Results on page 57. White Mountains’s Other Operations segment other revenues were $1 million in the second quarter of 2017, compared to $7 million in the second quarter of 2016. The decrease was primarily driven by third party fees at WM Advisors. White Mountains’s Other Operations segment general and administrative expenses were $41 million in the second quarter of 2017, compared to $30 million in the second quarter of 2016. The increase was driven by higher incentive compensation costs, primarily in connection with the the OneBeacon Transaction and additional compensation expense related to the departure of the Company’s former CFO.

Other Operations Results—Six Months Ended June 30, 2017 versus Six Months Ended June 30, 2016
White Mountains’s Other Operations segment reported pre-tax income of $14 million in the first six months of 2017, compared to pre-tax loss of $50 million in the first six months of 2016. White Mountains’s Other Operations segment reported net realized and unrealized investment gains of $68 million in the first six months of 2017 compared to net realized and unrealized investment gains of $6 million in the first six months of 2016. White Mountains’s Other Operations segment reported $22 million of net investment income in the first six months of 2017 compared to net investment income of $4 million in the first six months of 2016. See Summary of Investment Results on page 57. White Mountains’s Other Operations segment other revenues were $4 million in the first six months of 2017, compared to $13 million in the first six months of 2016. The decrease was primarily driven by third party fees at WM Advisors. White Mountains’s Other Operations segment general and administrative expenses were $85 million in the first six months of 2017, compared to $69 million in first six months of 2016. The increase was primarily driven by higher incentive compensation costs, primarily in connection with the OneBeacon Transaction and additional compensation expense related to the departures of the Company’s former Chairman and CEO and former CFO.

Discontinued Operations

OneBeacon
On May 2, 2017, OneBeacon entered into a definitive agreement to be acquired by Intact Financial Corporation in an all-cash transaction for $18.10 per share, or roughly 1.65x tangible book value. White Mountains expects to receive gross proceeds of $1.3 billion from the OneBeacon Transaction, which is expected to close in the third or fourth quarter of 2017 and is subject to regulatory approval and other customary closing conditions. As the OneBeacon Transaction was set at a fixed price, the results of OneBeacon do not impact White Mountains’s adjusted book value per share including the estimated gain from the transaction between signing and closing.
OneBeacon’s reported book value per share increased 0.1% for the second quarter and 2.9% for the first six months of 2017, including dividends. OneBeacon’s combined ratio was 107% and 101% for the second quarter and first six months of 2017, compared to 103% and 99% for the second quarter and first six months of 2016. The increases in the combined ratios were driven largely by increased losses in the Financial Institutions, Healthcare, and Program businesses. Catastrophe losses added four points and two points to the combined ratios for the second quarter and first six months of 2017, compared to two points and one point for the second quarter and first six months of 2016. Texas hail storms primarily affecting Government Risks were the main driver of catastrophe losses in the quarter. Net unfavorable loss reserve development, primarily in the Program business, added three points and one point for the second quarter and first six months of 2017, compared to six points and three points in the second quarter and first six months of 2016, primarily in Healthcare. Transaction related incentive compensation expenses added two points and one point for the second quarter and first six months of 2017.
Net written premiums were $290 million and $547 million in the second quarter and first six months of 2017, compared to $261 million and $541 million in the second quarter and first six months of 2016. See Note 15 — “Held for Sale and Discontinued Operations”.

Tranzact
On July 21, 2016, White Mountains completed the sale of Tranzact to an affiliate of Clayton, Dubilier & Rice, LLC.
Tranzact’s results inured to White Mountains until the closing date of the transaction. Net loss from discontinued operations related to Tranzact was $3 million and $1 million for the second quarter and first six months of 2016. See Note 15 — “Held for Sale and Discontinued Operations”.

Sirius Group
On April 18, 2016, White Mountains completed the sale of Sirius Group to CMI. Sirius Group’s results inured to White
Mountains until the closing date of the transaction. For the second quarter stub period up until the closing date of the transaction, Sirius Group reported a comprehensive loss of $9 million, primarily due to $17 million of recorded losses from the Ecuador earthquake that occurred on April 16, 2016. For the first quarter of 2016, Sirius Group reported comprehensive income of $36 million, reflecting a combined ratio of 93%. See Note 15 — “Held for Sale and Discontinued Operations”.

II. Summary of Investment Results

White Mountains’s total investment results include continuing operations and discontinued operations. The OneBeacon and Sirius Group investment results are included in discontinued operations for each respective period.
During the third quarter of 2016, White Mountains established a portfolio of high-yield fixed maturity investments. Given the risk profile of these investments, White Mountains has included the returns associated with the high-yield fixed maturity investments with the returns from common equity securities and other long-term investments. See “NON-GAAP FINANCIAL MEASURES” on page 67.
For purposes of discussing rates of return, all percentages are presented gross of management fees and trading expenses in order to produce a better comparison to benchmark returns, while all dollar amounts are presented net of management fees and trading expenses.

A summary of White Mountains’s consolidated total operations’ pre-tax investment results, including returns from discontinued operations, for the three and six months ended June 30, 2017 and 2016 follows:

Gross investment returns and benchmark returns

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Short-term investments	0.2%	0.1%	0.3%	0.6%
Investment grade fixed maturity investments	1.0%	0.9%	1.9%	2.6%
High-yield fixed maturity investments	3.0%	N/A	5.2%	N/A
Total GAAP fixed income investments	1.1%	0.8%	2.1%	2.4%
Total fixed income investments, excluding high-yield fixed maturity investments:	1.0%	0.8%	1.8%	2.4%
Bloomberg Barclays U.S. Intermediate Aggregate Index	0.9%	1.4%	1.6%	3.8%

Common equity securities	4.2%	(0.7)%	9.6%	2.0%
Other long-term investments	(1.4)%	3.9%	(0.5)%	3.9%
Total GAAP common equity securities and other long-term investments	2.5%	1.1%	6.3%	2.6%
Total common equity securities, other long-term investments and high-yield fixed maturity investments	2.6%	1.1%	6.0%	2.6%
S&P 500 Index	3.1%	2.5%	9.3%	3.8%
Bloomberg Barclays U.S. High Yield Ba 2% Issuer Capped (minus Energy & Financials)	2.7%	N/A	4.7%	N/A

Total consolidated portfolio	1.4%	0.8%	2.9%	2.4%

 Investment Returns—Three and Six Months Ended June 30, 2017 versus Three and Six Months Ended June 30, 2016
White Mountains’s GAAP pre-tax total return on invested assets was 1.4% and 2.9% for the second quarter and first six months of 2017. White Mountains’s GAAP pre-tax total return on invested assets was 0.8% and 2.4% for the second quarter and first six months of 2016. The returns for the second quarter and first six months of 2017 were driven primarily by strong common equity securities returns while the second quarter and first six months of 2016 returns were driven primarily by a decline in interest rates.

Fixed income results
White Mountains maintains a high-quality, short-duration fixed income portfolio. As of June 30, 2017, the fixed income portfolio duration, including short-term investments but excluding high-yield fixed maturity investments, was approximately 3.0 years, compared to 2.6 years as of December 31, 2016 and 1.9 years as of June 30, 2016. Including both short-term and high-yield fixed maturity investments, duration was approximately 3.1 years as of June 30, 2017.
The increase in the duration of the fixed income portfolio since June 30, 2016 was primarily a result of establishing a new medium duration British Pound Sterling (GBP) investment grade corporate bond mandate with Legal & General Investment Management, Ltd. (“LGIM”), a third party manager. The duration of the LGIM portfolio was approximately 7.6 years as of June 30, 2017. White Mountains has entered into foreign currency forward contracts, which are recorded in other long-term investments, to manage its GBP foreign currency exposure relating to this mandate. As of June 30, 2017, these contracts had a total gross notional value of approximately $250 million (GBP 200 million) and a carrying value of ($10.6) million.
The fixed income portfolio returned 1.0% and 1.8% for the second quarter and first six months of 2017, outperforming the longer duration Bloomberg Barclays U.S. Intermediate Aggregate Index return of 0.9% and 1.6% for the comparable periods. The fixed income portfolio returned 0.8% and 2.4% for the second quarter and first six months of 2016, underperforming the longer duration Bloomberg Barclays U.S. Intermediate Aggregate Index return of 1.4% and 3.8% for the comparable periods given declining interest rates during the periods and the shorter duration positioning of the fixed income portfolio.

Common equity securities, other long-term investments, and high-yield fixed maturity investments results
White Mountains maintains a portfolio of common equity securities, other long-term investments and high-yield fixed maturity investments. White Mountains’s management believes that prudent levels of investments in common equity securities, other long-term investments and high-yield fixed maturity investments are likely to enhance long-term after-tax total returns. White Mountains’s portfolio of common equity securities, other long-term investments and high-yield fixed maturity investments represented approximately 32%, 20%, and 13% of total GAAP invested assets (including those held at OneBeacon) as of June 30, 2017, December 31, 2016, and June 30, 2016. The increase in this portfolio reflects the net addition of $495 million of investments in the second quarter of 2017, the bulk of which were added in anticipation of the removal of OneBeacon’s $442 million common equity securities, high-yield fixed maturity and other long-term investment portfolios upon the closing of the OneBeacon Transaction.

White Mountains’s portfolio of common equity securities, other long-term investments and high-yield fixed maturity investments returned 2.6% and 6.0% for the second quarter and first six months of 2017, underperforming the S&P 500 Index return of 3.1% and 9.3%. The underperformance versus the S&P 500 Index return for the second quarter was a result of unfavorable performance in other long-term investments, primarily attributable to losses from currency hedges, as well as the impact of unconsolidated private capital investments and the OneBeacon Surplus Notes, which were both relatively flat during the quarter. The underperformance was partially offset by strong common equity security performance as White Mountains’s third party managers each outperformed their respective benchmarks. For the first six months of 2017, the underperformance versus the S&P 500 Index was attributable to asset allocation, as high-yield fixed maturity investments failed to keep pace with the S&P 500 Index, and unfavorable other long-term investments results, primarily attributable to losses from currency hedges, the impact of unconsolidated private capital investments and unfavorable mark-to-market adjustments to the OneBeacon Surplus Notes.
White Mountains’s portfolio of common equity securities primarily consists of passive ETFs and publicly-traded common equity securities that are actively managed by third party managers. White Mountains’s portfolio of common equity securities and ETFs returned 4.2% and 9.6% for the second quarter and first six months of 2017, outperforming the S&P 500 Index return of 3.1% and 9.3%.
The portfolio of ETFs seeks to provide investment results that, before expenses, generally correspond to the performance of broad market indices. As of June 30, 2017 and December 31, 2016, White Mountains had $776 million and $322 million invested in S&P 500 ETFs, respectively. During the second quarter and first six months of 2017 and 2016, the ETFs essentially earned the effective index return, before expenses, over the period in which White Mountains was invested in these funds.
White Mountains’s third party manager relationships (the “actively managed portfolios”) have been with Silchester International Investors (“Silchester”), who invests in value-oriented non-U.S. equity securities through an open-ended unit trust, and Lateef Investment Management (“Lateef”), a growth at a reasonable price adviser managing a highly concentrated portfolio of mid-cap and large-cap growth companies. During the first quarter of 2017, White Mountains established a new active relationship with Lazard Asset Management (“Lazard”), to manage a Pan-European common equity portfolio, of which the majority of the securities are denominated in Euros (EUR). The actively managed portfolio of common equity securities, excluding the impact of foreign currency forward contracts, returned 6.4% and 13.7% for the second quarter and first six months of 2017, outperforming the S&P 500 Index return of 3.1% and 9.3% for the comparable periods. The actively managed portfolio of common equity securities returned -2.8% and -1.9% for the second quarter and first six months of 2016, lagging the S&P 500 Index return of 2.5% and 3.8% for the comparable periods.
White Mountains has entered into foreign currency forward contracts, which are recorded in other long-term investments, to mitigate its foreign currency exposure associated with the common equity portfolio managed by Lazard. As of June 30, 2017, these contracts had a total gross notional value of approximately $58 million (EUR 54 million) and a carrying value of $(4.4) million.
White Mountains maintains a portfolio of other long-term investments that consists primarily of hedge funds, private equity funds, unconsolidated private capital investments, the OneBeacon Surplus Notes, and various other investments. As of June 30, 2017, approximately 52% of these other long-term investments were invested in private equity funds with a general emphasis on narrow, sector-focused investments, and hedge funds with a general emphasis on long-short equities.
White Mountains’s other long-term investments returned -1.4% and -0.5% for the second quarter and first six months of 2017.  The results for the second quarter of 2017 were primarily driven by the impact of currency hedges while the results for the first six months of 2017 were attributable to the impact of unconsolidated private capital investments and currency hedges as well as unfavorable mark-to-market adjustments to the OneBeacon Surplus Notes.  White Mountains’s other long-term investments returned 3.9% for both the second quarter and first six months of 2016.  The results for the second quarter and first six months of 2016 were driven by favorable mark-to-market adjustments to the OneBeacon Surplus Notes and solid hedge fund results.
During the third quarter of 2016, White Mountains established a new relationship with Principal Global Investors, LLC (“Principal”), a third party manager, to actively manage a relatively concentrated portfolio of high-yield fixed maturity investments. The Principal separate account is invested in issuers of U.S. dollar denominated publicly traded and 144A debt securities issued by corporations with generally at least one rating between "B-" and “BB+” inclusive by Standard and Poor’s or similar ratings from other rating agencies. The high-yield fixed maturity investments returned 3.0% and 5.2% for the second quarter and first six months of 2017, outperforming the Bloomberg Barclays U.S. High Yield Ba 2% Issuer Capped (minus Energy & Financials) Index return of 2.7% and 4.7% over the comparable periods.

Foreign Currency Translation
As of June 30, 2017, White Mountains had gross foreign currency exchange rate risk on approximately $448 million of net assets: cash and fixed maturity investments denominated in GBP managed by LGIM, cash and common equity securities denominated in EUR and other European currencies managed by Lazard, common equity securities managed by Silchester, Wobi and various other consolidated and unconsolidated private capital investments.
White Mountains entered into foreign currency forward contracts to mitigate the foreign currency exposure for the invested assets managed by LGIM and Lazard. The following table summarizes the fair value of the foreign denominated assets for these mandates, as well as the net exposure of the foreign currency forward contracts as of June 30, 2017:

$ in millions		Fair Value of Investment Portfolio	Gross Foreign Currency Forward Contract Exposure
Investment Mandate	Currency	(in USD)	(in USD)
LGIM	GBP	$262.8	$(260.5)
Lazard	EUR	60.4	(62.2)
	Totals	$323.2	$(322.7)

At June 30, 2017, White Mountains’s net foreign currency exchange rate risk on net assets was approximately $125 million, net of foreign currency forward contract exposure.

Investment in Symetra Common Shares
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

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash and Short-term Investments

Holding company level.  The primary sources of cash for the Company and certain of its intermediate holding companies are expected to be distributions and tax sharing payments received from its insurance and other operating subsidiaries, capital raising activities, net investment income, proceeds from sales and maturities of investments and, from time to time, proceeds from sales of operating subsidiaries. The primary uses of cash are expected to be repurchases of the Company’s common shares, payments on and repurchases/retirements of its debt obligations, dividend payments to holders of the Company’s common shares, distributions to non-controlling interest holders of consolidated subsidiaries, purchases of investments, payments to tax authorities, contributions to operating subsidiaries, operating expenses and, from time to time, purchases of operating subsidiaries.
Operating subsidiary level.  The primary sources of cash for White Mountains’s insurance and other operating subsidiaries are expected to be premium and fee collections, net investment income, proceeds from sales and maturities of investments, contributions from holding companies, capital raising activities and, from time to time, proceeds from the sales of operating subsidiaries. The primary uses of cash are expected to be claim payments, policy acquisition costs, cost of sales, purchases of investments, payments on and repurchases/retirements of its debt obligations, distributions and tax sharing payments made to holding companies, distributions to non-controlling interest holders, operating expenses and, from time to time, purchases of operating subsidiaries.
Both internal and external forces influence White Mountains’s financial condition, results of operations and cash flows. premium and fee levels, claim settlements, cost of sales and investment returns may be impacted by changing rates of inflation and other economic conditions. In many cases, significant periods of time, sometimes several years or more, may lapse between the occurrence of an insured loss, the reporting of the loss to White Mountains and the settlement of the liability for that loss. The exact timing of the payment of claims and benefits cannot be predicted with certainty. White Mountains’s insurance subsidiaries maintain portfolios of invested assets with varying maturities and a substantial amount of cash and short-term investments to provide adequate liquidity for the payment of claims.

Management believes that White Mountains’s cash balances, cash flows from operations, routine sales and maturities of investments and the liquidity provided by the WTM Bank Facility and the MediaAlpha Bank Facility are adequate to meet expected cash requirements for the foreseeable future on both a holding company and subsidiary level.

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

HG Global/BAM:
At June 30, 2017, HG Global had $619 million face value of preferred shares outstanding, of which White Mountains owned 96.9%. Holders of the HG Global preferred shares receive cumulative dividends at a fixed annual rate of 6.0% on a quarterly basis, when and if declared by HG Global. HG Global did not declare or pay any preferred dividends in the second quarter of 2017. As of June 30, 2017, HG Global has accrued $211 million of dividends payable to holders of its preferred shares, $204 million of which is payable to White Mountains and eliminated in consolidation.
HG Re is a Special Purpose Insurer subject to regulation and supervision by the BMA, but does not require regulatory approval to pay dividends. However, HG Re’s dividend capacity is limited to amounts held outside of the collateral trusts pursuant to the first loss reinsurance treaty (“FLRT”) with BAM. As of June 30, 2017, HG Re had statutory capital and surplus of $470 million and $490 million of assets held in the collateral trusts pursuant to the FLRT with BAM.
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
In order to further support BAM’s long-term capital position and business prospects, HG Global has agreed to contribute the $203 million Series A BAM Surplus Notes (“Series A Notes”) into the supplemental collateral trust (the “Supplemental Trust”) at HG Re, HG Global’s wholly owned reinsurance subsidiary. The Supplemental Trust already holds the $300 million Series B BAM Surplus Notes (“Series B Notes” and, collectively with the Series A Notes, the “Surplus Notes”). Assets held in the Supplemental Trust serve to collateralize HG Re’s obligations to BAM under the first loss reinsurance treaty between BAM and HG Re. HG Global and BAM also agreed to change the payment terms of the Series B Notes, so that payments will reduce principal and accrued interest on a pro rata basis, consistent with the payment terms on the Series A Notes. The terms of the Series B Notes had previously stipulated that payments would first reduce interest owed, then reduce principal owed once all accrued interest had been paid. Such change is subject to approval by the New York Department of Financial Services, which is expected in the third quarter of 2017.
HG Global and BAM have also made certain changes to the ceding commission arrangements under the reinsurance treaty between HG Re and BAM. These changes will accelerate growth in BAM’s statutory capital but will not impact the net risk premium ceded from BAM to HG Re.

MediaAlpha:
During the first six months of 2017, MediaAlpha paid $1.3 million of dividends, $0.8 million of which was paid to White Mountains. As of June 30, 2017, MediaAlpha had $5 million of net unrestricted cash.

Other Operations:
During the first six months of 2017, White Mountains paid a $5 million common share dividend. As of June 30, 2017, the Company and its intermediate holding companies had $1,083 million of net unrestricted cash, short-term investments and fixed maturity investments, $828 million of common equity securities and $65 million of other long-term investments included in its Other Operations segment.

Discontinued Operations - OneBeacon:
Pursuant to the OneBeacon Transaction, OneBeacon Ltd. can only pay regularly scheduled quarterly dividends to its shareholders. During the first six months of 2017, OneBeacon Ltd. paid $40 million of regular quarterly dividends to its common shareholders. White Mountains received $30 million of these dividends.
OneBeacon’s top-tier regulated U.S. insurance subsidiary, Atlantic Specialty Insurance Company (“ASIC”), has the ability to pay dividends to its immediate parent without the prior approval of regulatory authorities in an amount set by formula based on the lesser of (i) adjusted net investment income, as defined by statute, or (ii) 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus. During the first six month of 2017, ASIC paid $30 million of dividends to its immediate parent, which took into consideration the rolling 12-month portion of the statutorily-defined calculation of adjusted net investment income, including the timing of dividends paid. As of March 31, 2017, ASIC had $625 million of statutory surplus and $69 million of earned surplus.
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
Based upon the limitations described above, Split Rock currently has the ability to distribute up to $32 million of statutory capital and pay up to $60 million of dividends during 2017 without the prior approval of regulatory authorities. Split Rock did not pay any dividends or distributions during the first six months of 2017.
During the first six months of 2017, OneBeacon’s unregulated insurance subsidiaries paid $5 million of dividends to their immediate parent. As of June 30, 2017, OneBeacon’s unregulated insurance operating subsidiaries had $58 million of net unrestricted cash, short-term investments and fixed maturity investments and $71 million of other long-term investments, consisting of the OneBeacon Surplus Notes.
As of June 30, 2017, OneBeacon Ltd. and its intermediate holding companies had $51 million of net unrestricted cash, short-term investments and fixed maturity investments and $13 million of common equity securities outside of its regulated and unregulated insurance subsidiaries.

Financing

The following table summarizes White Mountains’s capital structure as of June 30, 2017 and December 31, 2016:

($ in millions)	June 30, 2017	December 31, 2016
WTM Bank Facility	$—	$—
MediaAlpha Bank Facility, carrying value	10.6	—
Previous MediaAlpha Bank Facility, carrying value	—	12.7
Total debt in continuing operations	10.6	12.7
Debt included in discontinued operations	273.3	273.2
Total debt	283.9	285.9
Non-controlling interest—OneBeacon Ltd.	247.0	244.6
Non-controlling interests—other, excluding mutuals and reciprocals	29.5	35.8
Total White Mountains’s common shareholders’ equity	3,647.3	3,603.3
Total capital	4,207.7	4,169.6
Time-value discount on expected future payments on the BAM Surplus Notes(1)	(166.7)	—
HG Global’s unearned premium reserve(1)	81.5	—
HG Global’s net deferred acquisition costs(1)	(17.6)	—
Total adjusted capital	$4,104.9	$4,169.6

Total debt to total adjusted capital	7%	7%
(1) Amount reflects White Mountains's ownership in HG Global of 96.9%.

Management believes that White Mountains has the flexibility and capacity to obtain funds externally as needed through debt or equity financing on both a short-term and long-term basis. However, White Mountains can provide no assurance that, if needed, it would be able to obtain additional debt or equity financing on satisfactory terms, if at all.
White Mountains has an unsecured revolving credit facility with a syndicate of lenders administered by Wells Fargo Bank, N.A., which has a total commitment of $425 million and a maturity date of August 14, 2018 (the “WTM Bank Facility”). As of June 30, 2017, the WTM Bank Facility was undrawn.
The WTM Bank Facility contain various affirmative, negative and financial covenants that White Mountains considers to be customary for such borrowings, including certain minimum net worth and maximum debt to capitalization standards. These covenants can restrict White Mountains in several ways, including its ability to incur additional indebtedness. An uncured breach of these covenants could result in an event of default under the WTM Bank Facility, which would allow lenders to declare any amounts owed under the WTM Bank Facility to be immediately due and payable. In addition, a default under the WTM Bank Facility could occur if certain of White Mountains’s subsidiaries fail to pay principal and interest on a credit facility, mortgage or similar debt agreement (collectively, “covered debt”), or fail to otherwise comply with obligations in such covered debt agreements where such a default gives the holder of the covered debt the right to accelerate at least $75 million of principal amount of covered debt.
It is possible that, in the future, one or more of the rating agencies may lower White Mountains’s existing ratings. If one or more of its ratings were lowered, White Mountains could incur higher borrowing costs on future borrowings and its ability to access the capital markets could be impacted.
On May 12, 2017, MediaAlpha entered into a secured credit facility (the “MediaAlpha Bank Facility”) with Western Alliance Bank, which has a total commitment of $20 million and has a maturity date of May 12, 2020.  The MediaAlpha Bank Facility replaced MediaAlpha’s previous credit facility (the “Previous MediaAlpha Bank Facility”), which had a total commitment of $20 million. The MediaAlpha Bank Facility consists of a $5 million term loan facility, which has an outstanding balance of $5 million as of June 30, 2017, and a revolving credit facility for $15 million, which has an outstanding balance of $6 million as of June 30, 2017. During the six months ended June 30, 2017, MediaAlpha repaid $13 million under the Previous MediaAlpha Bank Facility. The MediaAlpha Bank Facility carries a variable interest rate that is based on the Prime Rate, as published by the Wall Street Journal, plus a spread of 1.5% on the term loan facility and 0.25% on the revolving credit facility as of as of June 30, 2017.
The MediaAlpha Bank Facility is secured by intellectual property and the common stock of MediaAlpha’s subsidiaries, and contains various affirmative, negative and financial covenants that White Mountains considers to be customary for such borrowings, including a maximum leverage ratio.

Discontinued Operations
OneBeacon Ltd. and OneBeacon U.S. Holdings, Inc. (“OBH”), as co-borrowers and co-guarantors, have a revolving credit facility administered by U.S. Bank N.A. and also including BMO Harris Bank N.A., which has a total commitment of $65 million and has a maturity date of September 29, 2019 (the “OneBeacon Bank Facility”).  As of June 30, 2017, the OneBeacon Bank Facility was undrawn.
The OneBeacon Bank Facility contain various affirmative, negative and financial covenants that White Mountains considers to be customary for such borrowings, including certain minimum net worth and maximum debt to capitalization standards. These covenants can restrict White Mountains in several ways, including its ability to incur additional indebtedness. An uncured breach of these covenants could result in an event of default under the OneBeacon Bank Facility, which would allow lenders to declare any amounts owed under the OneBeacon Bank Facility to be immediately due and payable. In addition, a default under the OneBeacon Bank Facility could occur if OneBeacon fails to pay principal and interest on a credit facility, mortgage or similar debt agreement (collectively, “covered debt”), or fails to otherwise comply with obligations in such covered debt agreements where such a default gives the holder of the covered debt the right to accelerate at least $75 million of principal amount of covered debt.
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
Pursuant to its merger agreement with Intact (the “Merger Agreement”), OneBeacon, without the prior written consent of Intact, cannot take certain actions until the effective time of the merger or termination of the Merger Agreement, including incurring any additional indebtedness, issuing equity, selling any material properties or assets, acquiring assets or making, or committing to make, capital expenditures, in each case except as permitted pursuant to the Merger Agreement.

Covenant Compliance
As of June 30, 2017, White Mountains was in compliance with all of the covenants under all of its debt instruments and expects to remain in compliance for the foreseeable future.
As of June 30, 2017, OneBeacon was in compliance with all of the covenants under the OBH Senior Notes and the OneBeacon Credit Facility. The closing of the OneBeacon Acquisition will not result in any default under the indenture for the 2012 Senior Notes. While the closing of the OneBeacon Acquisition would constitute an event of default under the Credit Facility, OneBeacon intends to voluntarily terminate the Credit Facility, which is undrawn, effective as of the closing.

Share Repurchases

White Mountains’s board of directors has authorized the Company to repurchase its common shares from time to time, subject to market conditions. The repurchase authorizations do not have a stated expiration date. As of June 30, 2017, White Mountains may repurchase an additional 878,130 shares under these board authorizations. In addition, from time to time White Mountains has also repurchased its common shares through tender offers that were separately approved by its board of directors.
The following table presents common shares repurchased by the Company, as well as the average price per share as a percent of adjusted book value per share as of March 31, 2017 and 2016 (for the first quarter of each year) and June 30, 2017 and 2016 (for all other periods of each year). For the second quarter and year-to-date July 31, 2017, the average price per share as a percent of adjusted book value per share including the estimated gain from the sale of OneBeacon is presented. In addition, for the first quarter 2016, the average price per share as a percent of adjusted book value per share including the estimated gain from the sale of Sirius Group is presented. For all other 2016 periods, the average price per share as a percent of adjusted book value per share including the estimated gain from the sale of Tranzact is presented.

				Average price per share as % of
Dates	Shares Repurchased	Cost (millions)	Average price per share	Adjusted book value per share(1)	Adjusted book value per share, including estimated transaction gains (2)

1st quarter 2017	7,699	$6.4	$836.05	105%	N/A
2nd quarter 2017	3,184	2.8	869.70	112%	97%
Year-to-date June 30, 2017	10,883	9.2	845.89	108%	94%
July 2017	235,000	199.8	850.00	109%	95%
Year-to-date July 31, 2017(3)	245,883	$209.0	$849.82	109%	95%

1st quarter 2016	228,688	$172.7	$755.36	107%	95%
2nd quarter 2016	463,276	374.7	808.76	103%	101%
Year-to-date June 30, 2016	691,964	547.4	791.11	101%	99%
July 2016	32,983	27.0	819.67	104%	102%
Year-to-date July 31, 2016(3)	724,947	$574.4	$792.41	101%	99%
(1) Average price per share is expressed as a percentage of White Mountains's adjusted book value per share as of March 31, 2017 for the first quarter 2017 and June 30, 2017 for all other 2017 periods presented and as of March 31, 2016 for the first quarter 2016 and June 30, 2016 for all other 2016 periods presented.
(2) For the 2017 periods, adjusted book value per share includes estimated gain from sale of OneBeacon. For the first quarter 2016, adjusted book value per share includes estimated gain from sale of Sirius Group. For all other 2016 periods, adjusted book value per share includes estimated gain from sale of Tranzact.
(3) Includes 10,883 and 8,022 common shares repurchased by the Company during the first seven months of 2017 and 2016 to satisfy employee income tax withholding pursuant to employee benefit plans. Shares repurchased pursuant to employee benefit plans do not reduce the board authorization referred to above.

Cash Flows

Detailed information concerning White Mountains’s cash flows during the six months ended June 30, 2017 and 2016 follows:

Cash flows from continuing operations for the six months ended June 30, 2017 and June 30, 2016
Net cash used for continuing operations was $66 million in the first six months of 2017 and $121 million in the first six months of 2016. Cash used for continuing operations was lower in the first six months of 2017 compared to the first six months of 2016, primarily due to payments related to the settlement of certain liabilities and transaction costs in connection with the Sirius Group sale in the first six months of 2016. This decrease in cash used from operations was partially offset by an increase in incentive compensation and employee retirement payments in the first six months of 2017 relative to the first six months of 2016. White Mountains made long-term incentive payments totaling $22 million and $41 million during the first six months of 2017 and the first six months of 2016. During the first six months of 2017, White Mountains also paid $28 million in cash related to the departures of the Company’s former Chairman and CEO and former CFO. White Mountains does not believe these trends will have a meaningful impact on its future liquidity or its ability to meet its future cash requirements.

Cash flows from investing and financing activities for the six months ended June 30, 2017
Financing and Other Capital Activities
During the first six months of 2017, the Company declared and paid a $5 million cash dividend to its common shareholders.
During the first six months of 2017, White Mountains repurchased 10,833 of its common shares for $9 million, all of which were repurchased under employee benefit plans for statutory withholding tax payments.
During the first six months of 2017, BAM received $17 million in surplus contributions from its members.
During the first six months of 2017, MediaAlpha paid $1.3 million of dividends, of which $0.8 million was paid to White Mountains.
During the first six months of 2017, MediaAlpha borrowed $11 under the MediaAlpha Bank Facility and repaid $13 million under the Previous MediaAlpha Bank Facility.
During the first six months of 2017, Wobi borrowed ILS 26 million (approximately $7 million) from White Mountains under an internal credit facility.
During the first six months of 2017, White Mountains received $30 million of dividends from OneBeacon.

Cash flows from investing and financing activities for the six months ended June 30, 2016
Financing and Other Capital Activities
During the first six months of 2016, the Company declared and paid a $5 million cash dividend to its common shareholders.
During the first six months of 2016, White Mountains repurchased and retired 691,964 of its common shares for $547 million, which included 8,022 common shares for $6 million under employee benefit plans for statutory withholding tax payments.
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
During the first six months of 2016, MediaAlpha paid $1.8 million of dividends, of which $1.1 million was paid to White Mountains.
During the first six months of 2016, MediaAlpha borrowed $2 million under the revolving loan portion of the Previous MediaAlpha Bank Facility.
During the first six months of 2016, White Mountains contributed $15 million to WM Advisors.
During the first six months of 2016, White Mountains received $30 million of dividends from OneBeacon.

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
As of June 30, 2017, approximately 91% of the investment portfolio (including investments in discontinued operations) recorded at fair value was priced based upon quoted market prices or other observable inputs. Investments valued using Level 1 inputs include fixed maturity securities, primarily investments in U.S. Treasuries, common equity securities and short-term investments, which include U.S. Treasury Bills. Investments valued using Level 2 inputs comprise fixed maturity securities including debt securities issued by corporations, mortgage and asset-backed securities, municipal obligations and foreign government, agency and provisional obligations. Fair value estimates for investments that trade infrequently and have few or no observable market prices are classified as Level 3 measurements. Investments valued using Level 2 inputs also include certain ETFs that track U.S. stock indices such as the S&P 500 but are traded on foreign exchanges and that management values using the fund’s published NAV to account for the difference in market close times. Level 3 fair value estimates based upon unobservable inputs include White Mountains’s investments in surplus notes, as well as certain investments in fixed maturity investments, equity securities and other long-term investments where quoted market prices are unavailable or are not considered reasonable.
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

NON-GAAP FINANCIAL MEASURES

This report includes six non-GAAP financial measures, adjusted book value per share, percentage change in adjusted book value per share including the estimated gain from OneBeacon and excluding the new adjustments from HG Global/BAM, adjusted capital, return on common equity securities and other long-term investments including high-yield fixed maturity investments, return on fixed maturity investments excluding high-yield fixed maturity investments, and EBITDA that have been reconciled to their most comparable GAAP financial measures.

•
Adjusted book value per share is a non-GAAP financial measure, which is derived by adjusting the GAAP book value per share numerator to (i) include a discount for the time value of money on the BAM Surplus Notes and (ii) add back the unearned premium reserve, net of deferred acquisition costs, at HG Global. In addition, the number of common shares outstanding used in the calculation of adjusted book value per share are adjusted to exclude unearned restricted common shares, the compensation cost of which, at the date of calculation, has yet to be amortized. The calculation of adjusted book value per share also includes the dilutive effects of outstanding non-qualified options for periods prior to January 20, 2017, the expiration date of the non-qualified options.

Beginning in the second quarter of 2017, in its calculation of adjusted book value per share, White Mountains has included a time value of money discount relating to the expected future payments on the BAM Surplus Notes. Under GAAP, White Mountains is required to carry the BAM Surplus Notes, including accrued interest, at nominal value with no consideration for time value of money. Based on a debt service model that forecasts operating results for BAM through maturity of the surplus notes, the present value of the BAM Surplus Notes, including accrued interest, is estimated to be $172 million less than the nominal GAAP carrying value. White Mountains has also included the value of HG Global’s unearned premium reserve net of deferred acquisition costs. White Mountains believes these adjustments are useful to management and investors in analyzing the intrinsic value of HG Global, including the intrinsic value of the surplus notes and HG Global’s reinsurance subsidiary’s (HG Re’s) in-force business. The reconciliation of GAAP book value per share to adjusted book value per share is included on page 47.

•
The growth in adjusted book value per share included on page 45 includes the estimated gain from the OneBeacon Transaction and excludes the impact of the new adjustments related to HG Global/BAM. A reconciliation from GAAP to the reported percentage is as follows:

	As of June 30, 2017	As of March 31, 2017	Growth %
GAAP book value per share	$797.80	$792.77	0.6%
Adjustments to book value per share (see reconciliation on page 47)	(17.80)	6.06
Adjusted book value per share	780.00	798.83	-2.4%
Estimated gain from OneBeacon Transaction	116.00	107.00
Adjusted book value per share including the estimated gain from the OneBeacon Transaction	896.00	905.83	-1.1%
Reverse new adjustments related to HG Global/BAM (see page 47)	22.62	N/A
Adjusted book value per share including the estimated gain from the OneBeacon Transaction and excluding the new adjustments related to HG Global/BAM	$918.62	$905.83	1.4%

•
Total capital at White Mountains is comprised of White Mountains’s common shareholders’ equity, debt and non-controlling interests other than non-controlling interests attributable to mutuals and reciprocals. Total adjusted capital is a non-GAAP financial measure, which is derived by adjusting total capital to (i) include a discount for the time value of money on the BAM Surplus Notes and (ii) add back the unearned premium reserve, net of deferred acquisition costs, at HG Global. The reconciliation of total capital to total adjusted capital is included on page 62.

•
In the third quarter of 2016, White Mountains purchased high-yield fixed maturity investments, which are U.S. dollar denominated publicly traded and 144A debt securities issued by corporations with generally at least one rating between “B-” and “BB+” inclusive by S&P or similar ratings from other rating agencies. Given the risk profile of these investments, the returns on high-yield fixed maturity investments have been included with the returns on common equity securities and other long-term investments and excluded from the returns on fixed income investments. A reconciliation of GAAP returns to the reported returns are as follows:

	June 30, 2017
	Three Months Ended			Six Months Ended
	GAAP return	Impact of high-yield fixed maturity investments (1)	Reported return	GAAP return	Impact of high-yield fixed maturity investments (1)	Reported return
Common equity securities and other long-term investment returns	2.5%	0.1%	2.6%	6.3%	(0.3)%	6.0%
Fixed income investment returns	1.1%	(0.1)%	1.0%	2.1%	(0.3)%	1.8%
(1) High-yield fixed maturity investments returned 3.0% and 5.2% for the second quarter and first six months of 2017.

•
In the second quarter of 2017, MediaAlpha became a reportable segment, and White Mountains has included MediaAlpha’s EBITDA calculation as a non-GAAP financial measure. EBITDA is defined as net income (loss) excluding interest expense on debt, income tax benefit (expense), depreciation and amortization. White Mountains believes that this non-GAAP financial measure is useful to management and investors in analyzing MediaAlpha’s economic performance without the effects of interest rates, levels of debt, effective tax rates, depreciation and amortization resulting from purchase accounting. In addition, White Mountains believes that investors use EBITDA as a supplemental measurement to evaluate the overall operating performance of companies within the same industry. See page 55 for the reconciliation of MediaAlpha’s GAAP net income to EBITDA.

CRITICAL ACCOUNTING ESTIMATES

As described in White Mountains’s Annual Report on Form 10-K for the year ended December 31, 2016 under “CRITICAL ACCOUTNING ESTIMATES”, the determination of the recoverability of the BAM Surplus Notes is based on a debt service model that forecasts operating results for BAM through maturity of the BAM Surplus Notes. In its most recent update of this model, White Mountains has (1) reflected the impact of the changes to the terms of the BAM Surplus Notes on expected future payments and (2) made more conservative assumptions about BAM’s future operating results, specifically forecasted increases in annual par insured volume and total premium rates.  As a result, although the model continues to project that BAM can begin making payments on the BAM Surplus Notes in 2019, White Mountains now projects that the BAM Surplus Notes will be fully repaid approximately eight years prior to final maturity, which is seven years later than projected under the previous forecast.
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

These statements are based on certain assumptions and analyses made by White Mountains in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors believed to be appropriate in the circumstances. However, whether actual results and developments will conform with its expectations and predictions is subject to a number of risks and uncertainties that could cause actual results to differ materially from expectations, including:

•	the risk that OneBeacon’s proposed merger with Intact Financial Corporation (the “Transaction”) may not be completed on the currently contemplated timeline or at all;

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

•
risks related to diverting management’s attention from White Mountains’s or OneBeacon’s ongoing business operations and other risks related to the announcement or pendency of the Transaction, including on White Mountains’s or OneBeacon’s ability to retain and hire key personnel, their ability to maintain relationships with their customers, policyholders, brokers, service providers and others with whom they do business and their operating results and business generally;

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
There were no significant changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended June 30, 2017.

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings.

Litigation Related to the OneBeacon Transaction
On June 2, 2017, Stephen Bushansky, a purported OneBeacon shareholder, filed a class action complaint against OneBeacon and each of OneBeacon’s directors in the U.S. District Court for the District of Minnesota (the “Minnesota Court”), purportedly on behalf of OneBeacon’s public shareholders. Thereafter, three additional lawsuits were filed in the Minnesota Court by additional purported shareholders, Darrin Dickers, Raymond Martino and Robert Berg (collectively with Bushansky, the “Plaintiffs”). The complaints in each pending class action allege that OneBeacon’s preliminary proxy statement filed with the U.S. Securities and Exchange Commission (“SEC”) omitted or misrepresented certain material information, allegedly in violation of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 14a-9 and sought to enjoin OneBeacon and Intact Financial Corporation from closing the OneBeacon Transaction, or if the transaction closes, to award Plaintiffs damages and costs.
On June 26, 2017, Plaintiffs jointly filed a motion for preliminary injunction to enjoin the shareholder vote on the OneBeacon Transaction, but withdrew their motion on July 7, 2017. OneBeacon’s shareholders approved the OneBeacon Transaction on July 18, 2017 at a special general meeting of shareholders. Plaintiffs have not dismissed their cases and OneBeacon’s responsive pleadings are due August 14, 2017. OneBeacon believes the cases lack merit and continues to vigorously defend this litigation.

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
The Court granted an omnibus motion to dismiss the Noteholder Actions in September 2013 and Plaintiffs’ appealed. On March 29, 2016, a three judge panel of the U.S Second Circuit Court of Appeals affirmed the dismissal of the Noteholder Actions. On July 22, 2016, the Plaintiff’s petition to the Second Circuit for reconsideration or for a rehearing en banc was denied in full. On September 9, 2016 the Plaintiffs filed for a writ of certiorari, seeking review in the U. S. Supreme Court.
In addition, OneBeacon and OneBeacon-sponsored benefit plans in their capacity as former shareholders of Tribune, along with thousands of former Tribune shareholders, have been named as defendants in an adversary proceeding brought by the Official Committee of Unsecured Creditors of the Tribune Company (the “Committee”), on behalf of the Tribune Company, which seeks to avoid the repurchase of shares by Tribune in the LBO on a theory of intentional fraudulent transfer (the “Committee Action”). Tribune emerged from bankruptcy in 2012, and a litigation trustee replaced the Committee as plaintiff in the Committee Action. This matter was consolidated for pretrial matters with the Noteholder Actions in the SDNY and was stayed pending the motion to dismiss in the Noteholder Actions. An omnibus motion to dismiss the shareholder defendants in the Committee Action was filed in May 2014 and the motion was granted on January 6, 2017. The plaintiff has requested permission to move the SDNY to certify the decision as a final judgment capable of immediate appeal. No amount has been accrued in connection with this matter as of June 30, 2017, as the amount of loss, if any, cannot be reasonably estimated.

Item 1A. Risk Factors.

OneBeacon’s merger with Intact is subject to conditions, including certain conditions that may not be satisfied. Failure to complete the merger could adversely affect our financial position and the value of OneBeacon’s business.
Completion of OneBeacon’s merger with Intact is subject to the satisfaction or waiver of a number of closing conditions, including the receipt of required regulatory approvals or consents, including from the domestic insurance regulators of the states of Delaware, Pennsylvania, Texas and New York, the absence of any injunction or restraint enjoining the merger, as well as other conditions to closing that are customary in public company mergers. Many of the conditions to closing are outside of the Company’s control and may prevent or otherwise adversely affect the completion of the merger.
If the merger is not completed, we will not receive the merger consideration of $18.10 in cash for each of the almost 72 million OneBeacon shares that we own.  In addition, if the merger is not completed, or not completed on a timely basis, OneBeacon’s ongoing businesses, and the value of our investment in OneBeacon, may be adversely affected.

Item 2.	Issuer Purchases of Equity Securities.

Months	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
April 1-April 30, 2017	—	$—	—	878,130
May 1-May 31, 2017	3,184	$869.70	—	878,130
June 1-June 30, 2017	—	$—	—	878,130
Total	3,184	$869.70	—	878,130
(1) White Mountains’s board of directors has authorized the Company to repurchase its common shares, from time to time, subject to market conditions. The repurchase authorizations do not have a stated expiration date.

Item 3. Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a)	Exhibit number		Name

	10.1	—
Voting Agreement, dated as of May 2, 2017, by and among Intact Financial Corporation, White Mountains Insurance Group, Ltd., Lone Tree Holdings Ltd. and Bridge Holdings (Bermuda) Ltd. (incorporated by reference herein to Exhibit 10.1 to the Company's Report on Form 8-K dated May 2, 2017)

	10.2	—	Employment Agreement dated May 2, 2017 between White Mountains Insurance Group, Ltd. and David T. Foy *
	11	—	Statement Re Computation of Per Share Earnings. **
	31.1	—	Principal Executive Officer Certification Pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934, as Amended. *
	31.2	—	Principal Financial Officer Certification Pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934, as Amended. *
	32.1	—	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
	32.2	—	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
	101	—
The following financial information from White Mountains’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in XBRL: (i) Consolidated Balance Sheets, June 30, 2017 and December 31, 2016; (ii) Consolidated Statements of Operations and Comprehensive Income, Three and Six Months Ended June 30, 2017 and 2016; (iii) Consolidated Statements of Changes in Equity, Six Months Ended June 30, 2017 and 2016; (iv) Consolidated Statements of Cash Flows, Six Months Ended June 30, 2017 and 2016; and (v) Notes to Consolidated Financial Statements. *

*	Included herein
**	Not included as an exhibit as the information is contained elsewhere within this report. See Note 9 — “Earnings Per Share” of the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
(Registrant)

Date:	August 4, 2017	By: /s/ J. Brian Palmer
J. Brian Palmer
Managing Director and Chief Accounting Officer