Form 10-Q
period 2017-09-30
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2017-11-08
CIK 776867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2017

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

As of November 7, 2017, 3,749,971 common shares with a par value of $1.00 per share were outstanding (which includes 53,554 restricted common shares that were not vested at such date).

WHITE MOUNTAINS INSURANCE GROUP, LTD.

Part I.FINANCIAL INFORMATION.

Item 1.	Financial Statements
WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

(Millions, except share amounts)	September 30, 2017	December 31, 2016
Assets	(Unaudited)
Fixed maturity investments, at fair value	$1,490.0	$2,081.1
Short-term investments, at amortized cost (which approximates fair value)	786.5	174.9
Common equity securities, at fair value	774.4	285.6
Other long-term investments	229.6	172.8
Total investments	3,280.5	2,714.4
Cash	48.6	80.2
Insurance premiums receivable	4.5	1.6
Deferred acquisition costs	14.1	10.6
Accrued investment income	15.4	14.8
Accounts receivable on unsettled investment sales	190.1	4.8
Goodwill and other intangible assets	37.8	45.2
Other assets	46.1	49.1
Assets held for sale	—	3,599.5
Total assets	$3,637.1	$6,520.2
Liabilities
Unearned insurance premiums	$118.5	$82.9
Debt	9.4	12.7
Accrued incentive compensation	76.9	95.7
Accounts payable on unsettled investment purchases	49.7	—
Other liabilities	45.4	43.6
Liabilities held for sale	—	2,569.3
Total liabilities	299.9	2,804.2
Equity
White Mountains’s common shareholders’ equity
White Mountains’s common shares at $1 par value per share - authorized 50,000,000 shares;
issued and outstanding 3,749,971 and 4,563,814 shares	3.7	4.6
Paid-in surplus	665.6	806.1
Retained earnings	2,800.8	2,776.6
Accumulated other comprehensive loss, after tax:
Net unrealized foreign currency translation losses	(1.3)	(1.4)
Accumulated other comprehensive loss from net change in benefit plan assets and obligations	—	(3.2)
Total White Mountains’s common shareholders’ equity	3,468.8	3,582.7
Non-controlling interests	(131.6)	133.3
Total equity	3,337.2	3,716.0
Total liabilities and equity	$3,637.1	$6,520.2

 See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions, except per share amounts)	2017	2016	2017	2016
Revenues:
Earned insurance premiums	$2.4	$3.4	$7.6	$10.2
Net investment income	12.2	9.6	39.7	18.2
Net realized and unrealized investment gains	32.5	10.9	102.5	27.2
Advertising and commission revenues	38.8	28.2	103.9	89.6
Other revenue	1.6	4.7	6.1	18.0
Total revenues	87.5	56.8	259.8	163.2
Expenses:
Loss and loss adjustment expenses	—	2.2	1.1	6.8
Insurance acquisition expenses	.9	1.3	3.1	4.4
Other underwriting expenses	.1	.2	.3	.4
Cost of sales	33.1	24.0	88.7	76.9
General and administrative expenses	44.1	42.4	162.2	144.9
Interest expense	.9	.5	1.8	2.6
Total expenses	79.1	70.6	257.2	236.0
Pre-tax income (loss) from continuing operations	8.4	(13.8)	2.6	(72.8)
Income tax benefit	4.0	17.1	5.3	22.7
Net income (loss) from continuing operations	12.4	3.3	7.9	(50.1)
Gain from sale of other discontinued operations, net of tax	554.3	47.9	552.7	414.5
Net (loss) income from discontinued operations, net of tax	(15.2)	36.5	20.5	100.9

Net income	551.5	87.7	581.1	465.3
Net loss (income) attributable to non-controlling interests	10.6	3.1	23.6	(24.6)
Net income attributable to White Mountains’s common shareholders	562.1	90.8	604.7	440.7
Comprehensive income, net of tax:
Change in foreign currency translation, net of tax	—	.2	.2	(.4)
Comprehensive income from discontinued operations, net of tax	3.0	(.3)	3.2	145.8
Comprehensive income	565.1	90.7	608.1	586.1
Other comprehensive income attributable to non-controlling interests	—	.1	(.1)	.1
Comprehensive income attributable to White Mountains’s common shareholders	$565.1	$90.8	$608.0	$586.2
Income per share attributable to White Mountains’s common shareholders
Basic income (loss) per share
Continuing operations	$5.36	$1.31	$7.03	$(14.47)
Discontinued operations	125.45	17.34	128.03	99.75
Total consolidated operations	$130.81	$18.65	$135.06	$85.28
Diluted income (loss) per share
Continuing operations	$5.36	$1.31	$7.03	$(14.47)
Discontinued operations	125.45	17.30	128.03	99.60
Total consolidated operations	$130.81	$18.61	$135.06	$85.13
Dividends declared per White Mountains’s common share	$—	$—	$1.00	$1.00

See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	White Mountains’s Common Shareholders’ Equity
(Millions)	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Non-controlling interest	Total Equity
Balance at January 1, 2017	$810.7	$2,776.6	$(4.6)	$3,582.7	$133.3	$3,716.0
Net income	—	604.7	—	604.7	(23.6)	581.1
Net change in foreign currency translation and benefit plan assets and obligations	—	—	.4	.4	.1	.5
Recognition of benefit plan assets and obligations from the sale of OneBeacon	—	—	2.9	2.9	—	2.9
Total comprehensive income	—	604.7	3.3	608.0	(23.5)	584.5
Dividends declared on common shares	—	(4.6)	—	(4.6)	—	(4.6)
Dividends to non-controlling interests	—	—	—	—	(17.7)	(17.7)
Repurchases and retirements of common shares	(147.9)	(575.9)	—	(723.8)	(5.2)	(729.0)
Issuances of common shares	1.7	—	—	1.7	—	1.7
Deconsolidation of non-controlling interests associated with the sale of Star & Shield	—	—	—	—	(4.4)	(4.4)
Deconsolidation of non-controlling interests associated with the sale of OneBeacon	—	—	—	—	(238.3)	(238.3)
Issuance of shares to non-controlling interests	(4.1)	—	—	(4.1)	4.7	.6
Net contributions from non-controlling interests	(1.7)	—	—	(1.7)	18.7	17.0
Amortization of restricted share awards	10.6	—	—	10.6	.8	11.4
Balance at September 30, 2017	$669.3	$2,800.8	$(1.3)	$3,468.8	$(131.6)	$3,337.2

	White Mountains’s Common Shareholders’ Equity
(Millions)	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Non-controlling interest	Total Equity
Balance at January 1, 2016	$978.2	$3,075.0	$(149.9)	$3,903.3	$454.3	$4,357.6
Net income	—	440.7	—	440.7	24.6	465.3
Net change in foreign currency translation and benefit plan assets and obligations	—	—	32.1	32.1	.1	32.2
Recognition of foreign currency translation and other accumulated comprehensive items from the sale of Sirius Group	—	—	113.3	113.3	—	113.3
Total comprehensive income	—	440.7	145.4	586.1	24.7	610.8
Dividends declared on common shares	—	(5.4)	—	(5.4)	—	(5.4)
Dividends to non-controlling interests	—	—	—	—	(17.4)	(17.4)
Repurchases and retirements of common shares	(188.1)	(678.6)	—	(866.7)	—	(866.7)
Issuance of common shares	9.1	—	—	9.1	—	9.1
Deconsolidation of non-controlling interests associated with the sale of Sirius Group	—	—	—	—	(250.0)	(250.0)
Deconsolidation of non-controlling interests associated with the sale of Tranzact	—	—	—	—	(78.4)	(78.4)
Acquisition of subsidiary	—	—	—	—	3.4	3.4
Acquisition from non-controlling interests - OneBeacon	(2.7)	—	—	(2.7)	(8.8)	(11.5)
Issuances of shares to non-controlling interests	—	—	—	—	.3	.3
Net contributions from non-controlling interests	—	—	—	—	20.1	20.1
Amortization of restricted share awards	13.3	—	—	13.3	.5	13.8
Balance at September 30, 2016	$809.8	$2,831.7	$(4.5)	$3,637.0	$148.7	$3,785.7

See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(Millions)	2017	2016
Cash flows from operations:
Net income	$581.1	$465.3
Charges (credits) to reconcile net income to net cash used for operations:
Net realized and unrealized investment gains	(102.5)	(27.2)
Deferred income benefit	(6.9)	(16.2)
Net income from discontinued operations	(20.5)	(100.9)
Net gain from sale of discontinued operations, net of tax	(552.7)	(414.5)
Amortization and depreciation	25.9	13.3
Other operating items:
Net change in unearned insurance premiums	36.2	20.1
Net change in deferred acquisition costs	(3.5)	(2.8)
Net change in restricted cash	—	5.8
Net change in other assets and liabilities, net	(21.5)	(117.6)
Net cash used for operations - continuing operations	(64.4)	(174.7)
Net cash provided from operations - discontinued operations	157.0	38.1
Net cash provided from (used for) operations	92.6	(136.6)
Cash flows from investing activities:
Net change in short-term investments	(612.2)	(82.3)
Sales of fixed maturity and convertible investments	1,631.2	2,009.4
Maturities, calls and paydowns of fixed maturity and convertible investments	178.6	184.4
Sales of common equity securities	407.8	683.0
Distributions, settlements and redemptions of other long-term investments	1.3	10.1
Sales of unconsolidated affiliates and consolidated subsidiaries, net of cash sold	1,131.0	2,657.2
Proceeds paid to non-controlling common shareholders from the sale of consolidated subsidiaries	—	(141.6)
Net settlement of investment cash flows and contributions with discontinued operations	167.7	(396.6)
Purchases of other long-term investments	(67.7)	(36.6)
Purchases of common equity securities	(818.6)	(94.7)
Purchases of fixed maturity and convertible investments	(1,189.8)	(3,591.5)
Purchases of unconsolidated affiliates and consolidated subsidiaries, net of cash acquired	—	(13.7)
Net change in unsettled investment purchases and sales	(135.6)	(113.7)
Net acquisitions of property and equipment	1.0	(.9)
Net cash provided from investing activities - continuing operations	694.7	1,072.5
Net cash provided from investing activities - discontinued operations	3.0	269.7
Net cash provided from investing activities	697.7	1,342.2
Cash flows from financing activities:
Draw down of debt and revolving line of credit	361.0	352.5
Repayment of debt and revolving line of credit	(364.6)	(401.8)
Proceeds from issuances of common shares	—	3.7
Cash dividends paid to the Company’s common shareholders	(4.6)	(5.4)
Common shares repurchased	(714.6)	(860.9)
Distribution to non-controlling interest shareholders	(.9)	(.9)
Contributions from discontinued operations	45.2	42.2
Payments of contingent consideration related to purchases of consolidated subsidiaries	—	(7.8)
Capital contributions from BAM members	25.7	28.2
Acquisition of additional subsidiary shares from non-controlling interest	(.7)	—
Other financing activities, net	(9.3)	(5.8)
Net cash used for financing activities - continuing operations	(662.8)	(856.0)
Net cash used for financing activities - discontinued operations	(61.9)	(72.7)
Net cash used for financing activities	(724.7)	(928.7)
Net change in cash during the period - continuing operations	(32.5)	41.8
Cash balances at beginning of period (excludes restricted cash balances of $0.0 and $5.8 and discontinued operations cash balances of $70.5 and $245.4)	80.2	72.0
Add: cash held for sale, excluding discontinued operations, at the beginning of period	.9	1.2
Less: cash held for sale, excluding discontinued operations, at the end of period	—	3.8
Cash balances at end of period (excludes restricted cash balances of $0.0 and $0.0 and discontinued operations cash balances of $0.0 and $137.3)	$48.6	$111.2
Supplemental cash flows information:
Interest paid	$(.5)	$(.7)
Net income tax refund from national governments	$—	$—

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
The HG Global/BAM segment consists of HG Global Ltd. and its wholly-owned subsidiaries (“HG Global”) and the consolidated results of Build America Mutual Assurance Company (“BAM”). BAM is the first and only mutual bond insurance company in the United States. By insuring the timely payment of principal and interest, BAM provides market access to, and lowers interest expense for, issuers of municipal bonds used to finance essential public purposes such as schools, utilities and transportation facilities. BAM is owned by and operated for the benefit of its members, the municipalities that purchase BAM’s insurance for their debt issuances. HG Global was established to fund the startup of BAM and, through its wholly-owned subsidiary, HG Re Ltd. (“HG Re”), to provide 15%-of-par, first loss reinsurance protection for policies underwritten by BAM. HG Global, together with its subsidiaries, provided the initial capitalization of BAM through the purchase of $503.0 million of surplus notes issued by BAM (the “BAM Surplus Notes”). As of September 30, 2017 and December 31, 2016, White Mountains owned 96.9% of HG Global’s preferred equity and 88.4% of its common equity. White Mountains does not have an ownership interest in BAM. However, GAAP requires White Mountains to consolidate BAM’s results in its financial statements. BAM’s results are attributed to non-controlling interests.
The MediaAlpha segment consists of QL Holdings LLC and its wholly-owned subsidiary QuoteLab, LLC (collectively “MediaAlpha”). MediaAlpha is an advertising technology company that develops transparent and efficient platforms for the buying and selling of insurance and other vertical-specific performance media (i.e., clicks, calls and leads). MediaAlpha’s exchange technology, machine learning and analytical tools facilitate transparent, real-time transactions between advertisers (buyers of advertising inventory) and publishers (sellers of advertising inventory). MediaAlpha works with 330 advertisers and 280 publishers across a number of insurance (auto, motorcycle, home, renter, health and life) and non-insurance (travel, education, personal finance and home services) verticals.
White Mountains’s Other Operations segment consists of the Company and its intermediate holding companies, its wholly-owned investment management subsidiary, White Mountains Advisors LLC (“WM Advisors”) and certain consolidated and unconsolidated private capital investments. The consolidated private capital investments consist of Wobi Insurance Agency Ltd. (“Wobi”) and Removal Stars Ltd. (“Buzzmove”). During the third quarter of 2017, White Mountains revised certain of its previously issued financial statements for amounts relating to Wobi. See Note 16 — “Financial Statement Revisions”. White Mountains’s Other Operations segment also includes its variable annuity reinsurance business, White Mountains Life Reinsurance (Bermuda) Ltd. (“Life Re Bermuda”), which completed its runoff with all of its contracts fully matured on June 30, 2016 and which was liquidated in the third quarter of 2017, and its U.S.-based service provider, White Mountains Financial Services LLC, which was liquidated in the second quarter of 2017 (collectively, “WM Life Re”).
On September 28, 2017, Intact Financial Corporation completed its previously announced acquisition of OneBeacon in an all-cash transaction for $18.10 per share (the “OneBeacon Transaction”). OneBeacon Ltd., an exempted Bermuda limited liability company that owns a family of property and casualty insurance companies (collectively, “OneBeacon”), offers a wide range of insurance products in the United States through independent agencies, regional and national brokers, wholesalers and managing general agencies. On July 21, 2016, White Mountains completed its sale of Tranzact Holdings, LLC (“Tranzact”) to an affiliate of Clayton, Dubilier & Rice, LLC. On April 18, 2016, White Mountains completed its sale of Sirius International Insurance Group, Ltd., and its subsidiaries (collectively, “Sirius Group”) to CM International Holding PTE Ltd. (“CMI”), the Singapore-based investment arm of China Minsheng Investment Corp., Ltd. White Mountains has presented the results of OneBeacon, Tranzact and Sirius Group as discontinued operations in the statement of operations and comprehensive income for all periods prior to each transaction’s completion date. White Mountains has presented OneBeacon’s assets and liabilities as held for sale as of December 31, 2016. On March 7, 2017, White Mountains completed the sale of Star & Shield Services LLC, Star & Shield Risk Management LLC, and Star & Shield Claims Services LLC (collectively “Star & Shield”) and its investment in Star & Shield Insurance Exchange (“SSIE”) surplus notes to K2 Insurance Services, LLC. Star & Shield provides management services for a fee to SSIE, a reciprocal that is owned by its members, who are policyholders. White Mountains was required to consolidate SSIE in its GAAP financial statements until White Mountains completed the sale. White Mountains has presented Star & Shield’s and SSIE’s assets and liabilities as held for sale as of December 31, 2016. See Note 15 — “Held for Sale and Discontinued Operations”.

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

Recently Adopted Changes in Accounting Principles

Stock Compensation
Effective January 1, 2017, White Mountains adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (ASC 718) which simplifies certain aspects of the accounting for share-based compensation. The new guidance provides an accounting policy election to account for forfeitures by either applying an assumption, as required under existing guidance, or by recognizing forfeitures when they actually occur. At adoption, White Mountains did not change its accounting policy for forfeitures, which is to apply an assumed forfeiture rate. The new guidance has also changed the threshold for partial cash settlement to settle statutory withholding requirements for equity classified awards, increasing the threshold up to the maximum statutory tax rate. As a result of adoption, White Mountains reported $9.3 million and $5.8 million of statutory withholding tax payments made in connection with the settlement of restricted shares as financing cash flows for the nine-month periods ended September 30, 2017 and 2016. Such payments were classified as operating cash flows prior to adoption.
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

Business Combinations - Measurement Period Adjustments
Effective January 1, 2016, White Mountains adopted ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which requires adjustments to provisional amounts recorded in connection with a business combination that are identified during the measurement period to be recorded in the reporting period in which the adjustment amounts are determined, rather than as retroactive adjustments to prior periods. White Mountains has not recognized any adjustments to estimated purchase accounting amounts for the year to date period ended September 30, 2017 and accordingly, there was no effect to White Mountains’s financial statements upon adoption.

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

Debt Issuance Costs
On January 1, 2016, White Mountains adopted ASU 2015-03, Imputation of Interest (ASC 835), which requires debt issuance costs to be presented as a deduction from the carrying amount of the related debt, consistent with the treatment required for debt discounts. The new guidance requires amortization of debt issuance costs to be classified within interest expense and also requires disclosure to the debt’s effective interest rate. As of September 30, 2017, there was an insignificant amount of unamortized debt issuance costs included in debt.

Recently Issued Accounting Pronouncements

Stock Compensation
In May 2017, the FASB issued ASU 2017-09, Stock Compensation: Scope of Modification Accounting (ASC 718), which narrows the scope of transactions subject to modification accounting to changes in terms of an award that result in a change in the award’s fair value, vesting conditions or classification. The new guidance becomes effective for fiscal years beginning after December 15, 2017. White Mountains does not expect a material impact from implementation of this guidance.

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
The updated guidance in ASU 2016-15 and ASU 2016-18 are both effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. White Mountains does not expect a material impact from implementation of this guidance.

Credit Losses
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (ASC 326), which establishes new guidance for the recognition of credit losses for financial assets measured at amortized cost. The new ASU requires reporting entities to estimate the credit losses expected over the life of a credit exposure using historical information, current information and reasonable and supportable forecasts that affect the collectability of the financial asset. This differs from current U.S. GAAP, which delays recognition until it is probable a loss has been incurred. The new guidance is expected to accelerate recognition of credit losses. The types of assets within the scope of the new guidance include premium receivables, reinsurance recoverables and loans. ASU 2016-13 is effective for annual periods beginning after January 1, 2020, including interim periods. White Mountains is evaluating the expected impact of this guidance.

Leases
In February 2016, the FASB issued ASU 2016-02, Leases (ASC 842). The new guidance requires lessees to recognize lease assets and liabilities on the balance sheet for both operating and financing leases, with the exception of leases with an original term of 12 months or less. Under existing guidance recognition of lease assets and liabilities is not required for operating leases. The lease assets and liabilities to be recognized are both measured initially based on the present value of the lease payments. Under the new guidance, a sale-leaseback transaction must meet the recognition criteria under ASC 606, Revenues, in order to be accounted for as sale. The new guidance is effective for White Mountains for years beginning after December 15, 2018, including interim periods therein. White Mountains is evaluating the expected impact of this guidance and available adoption methods.

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
In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, which delays the effective date of ASU 2014-09 and all related ASUs to annual and interim reporting periods beginning after December 15, 2017. Revenue from insurance contracts, investment income and investments gains and losses are excluded from the scope of 2014-09. The new guidance is applicable to some of White Mountains’s revenue streams, including certain fee arrangements as well as commissions and other non-insurance revenues. White Mountains does not expect ASU 2014-09 to have a significant effect on recognition of White Mountains’s revenues from customers.

Note 2. Significant Transactions

OneBeacon Transaction
On September 28, 2017, White Mountains received $1.3 billion in cash proceeds from the OneBeacon Transaction and recorded a gain of $554.6 million, net of transaction costs. As a result of the OneBeacon Transaction, OneBeacon’s results have been reported as discontinued operations within White Mountains’s GAAP financial statements. See Note 15 — “Held for Sale and Discontinued Operations”.

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
On August 1, 2017, White Mountains purchased 37,409 newly-issued preferred shares of Buzzmove for GBP 4.0 million (approximately $5.0 million based upon the foreign exchange spot rate at the date of acquisition) and 5,808 common shares from the company founders for GBP $0.5 million (approximately $0.7 million based upon the spot rate at the date of acquisition). White Mountains ownership share in Buzzmove as of September 30, 2017 was 77.1%.

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
During the third quarter of 2017, White Mountains recorded a $0.8 million reduction to the gain from sale of Sirius Group as a result of a change to the valuation of the accrued incentive compensation payable to Sirius Group employees.
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

Note 3.  Investments Securities

White Mountains’s portfolio of investment securities held for general investment purposes consists of fixed maturity investments, short-term investments, common equity securities and other-long term investments, which are all classified as trading securities. Trading securities are reported at fair value as of the balance sheet date.  Net realized and unrealized investment gains (losses) on trading securities are reported in pre-tax revenues.
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
Realized investment gains (losses) resulting from sales of investment securities are accounted for using the specific identification method. Premiums and discounts on all fixed maturity investments are amortized or accreted to income over the anticipated life of the investment. Short-term investments consist of interest-bearing money market funds, certificates of deposit and other securities which, at the time of purchase, mature or become available for use within one year.  Short-term investments are carried at amortized or accreted cost, which approximated fair value as of September 30, 2017 and December 31, 2016.
Other long-term investments consist primarily of hedge funds, private equity funds, unconsolidated private capital investments and foreign currency forward contracts.

Net Investment Income
White Mountains’s net investment income is comprised primarily of interest income associated with White Mountains’s fixed maturity investments and short-term investments and dividend income from its common equity securities and other long- term investments.
Pre-tax net investment income for the three and nine months ended September 30, 2017 and 2016 consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2017	2016	2017	2016
Investment income:
Fixed maturity investments	$9.8	$9.3	$32.9	$17.4
Short-term investments	.3	.2	.6	.7
Common equity securities	2.7	.5	7.7	1.0
Other long-term investments	.1	—	.5	.4
Total investment income	12.9	10.0	41.7	19.5
Third-party investment expenses	(.7)	(.4)	(2.0)	(1.3)
Net investment income, pre-tax	$12.2	$9.6	$39.7	$18.2

Net Realized and Unrealized Investment Gains (Losses)
Net realized and unrealized investment gains (losses) for the three and nine months ended September 30, 2017 and 2016 consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2017	2016	2017	2016
Net realized investment gains, pre-tax	$6.8	$.7	$20.8	$265.0
Net unrealized investment gains (losses), pre-tax	25.7	10.2	81.7	(237.8)
Net realized and unrealized investment gains, pre-tax	32.5	10.9	102.5	27.2
Income tax expense attributable to net realized and unrealized investment gains	(3.9)	—	(9.5)	(4.0)
Net realized and unrealized investment gains, after tax	$28.6	$10.9	$93.0	$23.2

Net Realized Investment Gains (Losses)
Net realized investment gains (losses) for the three and nine months ended September 30, 2017 and 2016 consisted of the following:

	Three Months Ended			Three Months Ended
	September 30, 2017			September 30, 2016
Millions	Net realized gains (losses)	Net foreign currency gains (losses)	Total net realized gains (losses) reflected in earnings	Net realized gains	Net foreign currency gains (losses)	Total net realized gains reflected in earnings
Fixed maturity investments	$.6	$1.2	$1.8	$.3	$—	$.3
Short-term investments	(.1)	—	(.1)	.2	—	.2
Common equity securities	4.9	5.4	10.3	.2	—	.2
Other long-term investments	2.0	(7.2)	(5.2)	—	—	—
Net realized investment gains (losses), pre-tax	7.4	(.6)	6.8	.7	—	.7
Income tax expense attributable to net realized investment gains	(.6)	—	(.6)	(.1)	—	(.1)
Net realized investment gains (losses), after tax	$6.8	$(.6)	$6.2	$.6	$—	$.6

	Nine Months Ended			Nine Months Ended
	September 30, 2017			September 30, 2016
Millions	Net realized (losses) gains	Net foreign currency gains (losses)	Total net realized gains (losses) reflected in earnings	Net realized gains	Net foreign currency gains (losses)	Total net realized gains reflected in earnings
Fixed maturity investments	$(.4)	$2.7	$2.3	$2.0	$—	$2.0
Short-term investments	(.1)	—	(.1)	.4	—	.4
Common equity securities	18.5	6.0	24.5	262.6	—	262.6
Other long-term investments	3.0	(8.9)	(5.9)	—	—	—
Net realized investment gains (losses), pre-tax	21.0	(.2)	20.8	265.0	—	265.0
Income tax expense attributable to net realized investment gains	(3.6)	—	(3.6)	(45.1)	—	(45.1)
Net realized investment gains (losses), after tax	$17.4	$(.2)	$17.2	$219.9	$—	$219.9

Net Unrealized Investment Gains (Losses)
Net unrealized investment gains (losses) and changes in the carrying value of investments measured at fair value for the three and nine months ended September 30, 2017 and 2016 consisted of the following:

	Three Months Ended			Three Months Ended
	September 30, 2017			September 30, 2016
Millions	Net unrealized gains (losses)	Net foreign currency gains (losses)	Total net unrealized gains (losses) reflected in earnings	Net unrealized (losses) gains	Net foreign currency gains	Total net unrealized (losses) gains reflected in earnings
Fixed maturity investments	$2.0	$5.1	$7.1	$(2.0)	$—	$(2.0)
Common equity securities	26.6	(3.1)	23.5	8.5	.2	8.7
Other long-term investments	(2.5)	(2.4)	(4.9)	3.4	.1	3.5
Net unrealized investment gains (losses), pre-tax	26.1	(.4)	25.7	9.9	.3	10.2
Income tax (expense) benefit attributable to net unrealized investment gains (losses)	(3.3)	—	(3.3)	.1	—	.1
Net unrealized investment gains (losses), after tax	$22.8	$(.4)	$22.4	$10.0	$.3	$10.3

	Nine Months Ended			Nine Months Ended
	September 30, 2017			September 30, 2016
Millions	Net unrealized gains	Net foreign currency gains (losses)	Total net unrealized gains (losses) reflected in earnings	Net unrealized gains (losses)	Net foreign currency gains	Total net unrealized gains (losses) reflected in earnings
Fixed maturity investments	$19.4	$12.6	$32.0	$13.3	$—	$13.3
Common equity securities	53.5	—	53.5	(256.1)	2.6	(253.5)
Other long-term investments	9.2	(13.0)	(3.8)	2.1	.3	2.4
Net unrealized investment gains (losses), pre-tax	82.1	(.4)	81.7	(240.7)	2.9	(237.8)
Income tax (expense) benefit attributable to net unrealized investment gains (losses)	(5.9)	—	(5.9)	41.1	—	41.1
Net unrealized investment gains (losses), after tax	$76.2	$(.4)	$75.8	$(199.6)	$2.9	$(196.7)

Total gains (losses) included in earnings attributable to unrealized investment gains (losses) for Level 3 investments for the three and nine months ended September 30, 2017 and 2016 consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2017	2016	2017	2016
Fixed maturity investments	$—	$—	$—	$.1
Other long-term investments	(.7)	(.9)	(2.2)	.7
Total unrealized investment (losses) gains, pre-tax - Level 3 investments	$(.7)	$(.9)	$(2.2)	$.8

Investment Holdings
The cost or amortized cost, gross unrealized investment gains (losses), net foreign currency gains (losses), and carrying values of White Mountains’s fixed maturity investments as of September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
U.S. Government and agency obligations	$218.1	$.1	$(.4)	$—	$217.8
Debt securities issued by corporations	608.3	3.2	(1.0)	14.5	625.0
Mortgage and asset-backed securities	389.1	1.2	(2.4)	—	387.9
Municipal obligations	252.1	3.1	(.5)	—	254.7
Foreign government, agency and provincial obligations	4.5	—	(.1)	.2	4.6
Total fixed maturity investments	$1,472.1	$7.6	$(4.4)	$14.7	$1,490.0

	December 31, 2016
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
U.S. Government and agency obligations	$112.1	$—	$(1.1)	$—	$111.0
Debt securities issued by corporations	752.0	2.3	(10.1)	2.1	746.3
Mortgage and asset-backed securities	986.9	.8	(7.9)	—	979.8
Municipal obligations	238.7	1.1	(1.3)	—	238.5
Foreign government, agency and provincial obligations	12.0	.1	—	—	12.1
Total fixed maturity investments	$2,101.7	$4.3	$(20.4)	$2.1	$2,087.7
Less: fixed maturity investments reclassified to assets held for sale related to SSIE					(6.6)
Total fixed maturity investments					$2,081.1

The cost or amortized cost, gross unrealized investment gains (losses), net foreign currency gains (losses), and carrying values of White Mountains’s common equity securities and other long-term investments as of September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency losses	Carrying value
Common equity securities	$693.8	$82.6	$(2.0)	$—	$774.4
Other long-term investments	$254.5	$13.1	$(21.2)	$(16.8)	$229.6

	December 31, 2016
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency losses	Carrying value
Common equity securities	$258.6	$29.0	$(2.0)	$—	$285.6
Other long-term investments	$194.0	$7.9	$(25.2)	$(3.9)	$172.8

Other Long-term Investments
Other long-term investments as of September 30, 2017 and December 31, 2016 were as follows:

	Carrying Value at
Millions	September 30, 2017	December 31, 2016
Hedge funds and private equity funds, at fair value	$154.9	$82.6
Private equity securities and limited liability companies, at fair value (1)(2)	59.1	57.6
Private convertible preferred securities, at fair value (1)	27.2	30.6
Forward Contracts	(15.4)	(1.2)
Other	3.8	3.2
Total other-long term investments	$229.6	$172.8
(1) See Fair Value Measurements by Level table.
(2) White Mountains holds a 20% ownership interest in OneTitle Holdings LLC (“OTH”) and has provided a $10.0 million surplus note facility under which OTH’s wholly-owned insurance subsidiary, OneTitle National Guaranty Company, Inc. may, under certain circumstances, draw funds. At September 30, 2017, no funds had been drawn on the surplus note facility.

Hedge Funds and Private Equity Funds
White Mountains holds investments in hedge funds and private equity funds, which are included in other long-term investments. The fair value of these investments is generally estimated using the net asset value (“NAV”) of the funds. As of September 30, 2017, White Mountains held investments in two hedge funds and ten private equity funds.  The largest investment in a single fund was $54.7 million as of September 30, 2017 and $21.5 million as of December 31, 2016. The following table summarizes investments in hedge funds and private equity funds by investment objective and sector as of September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
Millions	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Hedge funds
Long/short banks and financials	$54.7	$—	$21.5	$—
Long/short equity REIT	19.1	—	19.9	—
Total hedge funds	73.8	—	41.4	—

Private equity funds
Manufacturing/Industrial	42.7	12.1	19.4	22.9
Aerospace/Defense/Government	28.7	15.6	19.4	25.9
Direct lending	6.7	23.3	1.4	28.6
Financial Services	3.0	13.0	1.0	5.0
Insurance	—	41.2	—	41.2
Total private equity funds	81.1	105.2	41.2	123.6
Total hedge funds and private equity funds included in other long-term investments	$154.9	$105.2	$82.6	$123.6

Redemption of investments in certain hedge funds is subject to restrictions including lock-up periods where no redemptions or withdrawals are allowed, restrictions on redemption frequency and advance notice periods for redemptions.  Amounts requested for redemptions remain subject to market fluctuations until the redemption effective date, which generally falls at the end of the defined redemption period. As of September 30, 2017, one hedge fund with a fair value of $54.7 million was subject to a lock-up period that expires on September 1, 2018.
The following table summarizes the fair value of hedge funds subject to restrictions on redemption frequency and advance notice period requirements for investments in active hedge funds as of September 30, 2017:

	Notice Period
Millions Redemption frequency	30-59 days notice	60-89 days notice	Total
Semi-annual	$54.7	$19.1	$73.8

White Mountains has submitted a redemption request for its investment in a long/short equity REIT hedge fund. As of September 30, 2017, the redemption of $19.1 million is outstanding and is subject to market fluctuation. The bulk of the redemption proceeds are expected to be received in the first quarter of 2018 with the balance expected in the second quarter of 2018.
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
The following table summarizes investments in private equity funds that were subject to lock-up periods as of September 30, 2017:

Millions	1-3 years	3 – 5 years	5 – 10 years	>10 years	Total
Private Equity Funds — expected lock-up period remaining	$4.0	$18.2	$33.5	$25.4	$81.1

Fair Value Measurements as of September 30, 2017
Fair value measurements are categorized into a hierarchy that distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). Quoted prices in active markets for identical assets or liabilities have the highest priority (“Level 1”), followed by observable inputs other than quoted prices, including prices for similar but not identical assets or liabilities (“Level 2”) and unobservable inputs, including the reporting entity’s estimates of the assumptions that market participants would use, having the lowest priority (“Level 3”). As of September 30, 2017 and December 31, 2016, White Mountains used quoted market prices or other observable inputs to determine fair value for approximately 93% and 94% of its investment portfolio. Investments valued using Level 1 inputs include fixed maturity investments, primarily investments in U.S. Treasuries, short-term investments, which include U.S. Treasury Bills and common equity securities. Investments valued using Level 2 inputs include fixed maturity investments, which have been disaggregated into classes, including debt securities issued by corporations, mortgage and asset-backed securities, municipal obligations, and foreign government, agency and provincial obligations. Investments valued using Level 2 inputs also include certain passive exchange traded funds (“ETFs”) that track U.S. stock indices such as the S&P 500 but are traded on foreign exchanges, which management values using the fund manager’s published NAV to account for the difference in market close times. Fair value estimates for investments that trade infrequently and have few or no observable market prices are classified as Level 3 measurements. Investments valued using Level 3 fair value estimates are based upon unobservable inputs and include investments in certain fixed maturity investments, equity securities and other long-term investments where quoted market prices are unavailable or are not considered reasonable. Transfers between levels are based on investments held as of the beginning of the period.
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
White Mountains’s process to assess the reasonableness of the market prices obtained from the outside pricing sources covers substantially all of its fixed maturity investments and includes, but is not limited to, the evaluation of pricing methodologies and a review of the pricing services’ quality control procedures on at least an annual basis, a comparison of its invested asset prices obtained from alternate independent pricing vendors on at least a semi-annual basis, monthly analytical reviews of certain prices and a review of the underlying assumptions utilized by the pricing services for select measurements on an ad hoc basis throughout the year. White Mountains also performs back-testing of selected sales activity to determine whether there are any significant differences between the market price used to value the security prior to sale and the actual sale price on an ad-hoc basis throughout the year. Prices provided by the pricing services that vary by more than 5% and $1.0 million from the expected price based on these assessment procedures are considered outliers. Also considered outliers are prices that have not changed from period to period and prices that have trended unusually compared to market conditions. In circumstances where the results of White Mountains’s review process does not appear to support the market price provided by the pricing services, White Mountains challenges the vendor provided price. If White Mountains cannot gain satisfactory evidence to support the challenged price, it relies upon its own pricing methodologies to estimate the fair value of the security in question.
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
White Mountains employs a number of procedures to assess the reasonableness of the fair value measurements for its other long-term investments, including obtaining and reviewing periodic and audited annual financial statements of hedge funds and private equity funds and discussing each fund’s pricing with the fund manager throughout the year. However, since the fund managers do not provide sufficient information to evaluate the pricing inputs and methods for each underlying investment, the inputs are considered to be unobservable. The fair value of White Mountains’s investments in hedge funds and private equity funds has generally been determined using the fund manager’s NAV. In the event White Mountains believes that its estimate of NAV of a hedge fund or private equity fund differs from that reported by the fund manager due to illiquidity or other factors, White Mountains will adjust the reported NAV to more appropriately represent the fair value of its investment in the hedge fund or private equity fund. As of September 30, 2017 and December 31, 2016, White Mountains did not have any adjustments to the reported NAV of its investments in hedge funds and private equity funds.

Fair Value Measurements by Level
The following tables summarize White Mountains’s fair value measurements for investments as of September 30, 2017 and December 31, 2016 by level. The major security types were based on the legal form of the securities. White Mountains has disaggregated its fixed maturity investments based on the issuing entity type, which impacts credit quality, with debt securities issued by U.S. government entities carrying minimal credit risk, while the credit and other risks associated with other issuers, such as corporations, foreign governments, municipalities or entities issuing mortgage and asset-backed securities vary depending on the nature of the issuing entity type. White Mountains further disaggregates debt securities issued by corporations and common equity securities by industry sector because investors often reference commonly used benchmarks and their subsectors to monitor risk and performance. Accordingly, White Mountains has further disaggregated these asset classes into subclasses based on the similar sectors and industry classifications it uses to evaluate investment risk and performance against commonly used benchmarks, such as the Bloomberg Barclays U.S. Intermediate Aggregate and S&P 500 indices. The fair value measurements for derivative assets associated with White Mountains’s variable annuity business are presented in Note 7.

	September 30, 2017
Millions	Fair Value	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. Government and agency obligations	$217.8	$217.8	$—	$—

Debt securities issued by corporations:
Consumer	121.9	—	121.9	—
Utilities	109.3	—	109.3	—
Health Care	85.6	—	85.6	—
Communications	81.7	—	81.7	—
Materials	68.6	—	68.6	—
Financials	55.6	—	50.0	5.6
Technology	52.0	—	52.0	—
Industrial	38.3	—	38.3	—
Energy	12.0	—	12.0	—
Total debt securities issued by corporations	625.0	—	619.4	5.6

Mortgage and asset-backed securities	387.9	—	387.9	—
Municipal obligations	254.7	—	254.7	—
Foreign government, agency and provincial obligations	4.6	—	4.6	—
Total fixed maturity investments	1,490.0	217.8	1,266.6	5.6

Short-term investments(1)	786.5	764.5	22.0	—

Common equity securities:
Exchange traded funds (2)	492.5	434.6	57.9	—
Health Care	17.1	17.1	—	—
Financials	14.9	14.9	—	—
Consumer	13.0	13.0	—	—
Technology	11.7	11.7	—	—
Communications	10.3	10.3	—	—
Industrial	10.2	10.2	—	—
Energy	4.0	4.0	—	—
Other(3)	200.7	—	200.7	—
Total common equity securities	774.4	515.8	258.6	—

Other long-term investments (4)(5)	90.1	—	—	90.1
Total investments	$3,141.0	$1,498.1	$1,547.2	$95.7
(1) Short-term investments are measured at amortized cost, which approximates fair value.
(2) ETFs traded on foreign exchanges are priced using the fund's published NAV to account for the difference in market close times and are therefore designated a level 2 measurement.
(3) Consists of two investments in unit trusts that primarily invest in international equities.
(4) Excludes carrying value of $(15.4) related to foreign currency forward contracts.
(5) Excludes carrying value of $154.9 associated with hedge funds and private equity funds for which fair value is measured at NAV using the practical expedient.

	December 31, 2016
Millions	Fair Value	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. Government and agency obligations	$111.0	$101.5	$9.5	$—

Debt securities issued by corporations:
Consumer	190.8	—	190.8	—
Utilities	140.8	—	140.8	—
Health Care	114.9	—	114.9	—
Financials	79.7	—	79.7	—
Communications	72.0	—	72.0	—
Materials	65.0	—	65.0	—
Technology	48.8	—	48.8	—
Industrial	28.2	—	28.2	—
Energy	6.1	—	6.1	—
Total debt securities issued by corporations	746.3	—	746.3	—

Mortgage and asset-backed securities	979.8	—	979.8	—
Municipal obligations	238.5	—	238.5	—
Foreign government, agency and provincial obligations	12.1	—	12.1	—
Total fixed maturity investments(1)	2,087.7	101.5	1,986.2	—

Short-term investments(1)(2)	175.0	162.3	12.7	—

Common equity securities:
Exchange traded funds(3)	157.2	129.4	27.8	—
Health Care	13.9	13.9	—	—
Consumer	8.6	8.6	—	—
Financials	7.7	7.7	—	—
Technology	7.3	7.3	—	—
Communications	7.0	7.0	—	—
Energy	2.5	2.5	—	—
Industrial	1.5	1.5	—	—
Other(4)	79.9	—	79.9	—
Total common equity securities	285.6	177.9	107.7	—

Other long-term investments (5)(6)	91.4	—	—	91.4
Total investments(1)	$2,639.7	$441.7	$2,106.6	$91.4
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
(3) Consists of one investment in a unit trust that primarily invests in international equities.
(5) Excludes carrying value of $(1.2) related to foreign currency forward contracts.
(6) Excludes carrying value of $82.6 associated with hedge funds and private equity funds for which fair value is measured at NAV using the practical expedient.

Debt Securities Issued by Corporations
The following table summarizes the ratings of debt securities issued by corporations held in White Mountains’s investment portfolio as of September 30, 2017 and December 31, 2016:

	Fair Value at
Millions	September 30, 2017	December 31, 2016
AA	$26.7	$37.3
A	119.4	212.8
BBB	291.9	335.6
BB	165.4	143.2
B	21.6	17.4
Debt securities issued by corporations(1)(2)	$625.0	$746.3
(1) Credit ratings are assigned based on the following hierarchy: (1) Standard & Poor’s Financial Services LLC ("Standard & Poor's") and (2) Moody's Investor Service, Inc. ("Moody’s").

(2)	Includes carrying value of $4.2 of fixed maturity investments at December 31, 2016 that is classified as assets held for sale related to SSIE.

Mortgage and Asset-backed Securities
White Mountains purchases commercial mortgage-backed securities (“CMBS”) and residential mortgage-backed securities (“RMBS”) with the goal of maximizing risk adjusted returns in the context of a diversified portfolio. White Mountains considers sub-prime mortgage-backed securities as those that have underlying loan pools that exhibit weak credit characteristics, or those that are issued from dedicated sub-prime shelves or dedicated second-lien shelf registrations (i.e., White Mountains considers investments backed primarily by second-liens to be sub-prime risks regardless of credit scores or other metrics). White Mountains did not hold any RMBS categorized as sub-prime as of September 30, 2017.
White Mountains categorizes mortgage-backed securities as “non-prime” (also called “Alt A” or “A-”) if they are backed by collateral that has overall credit quality between prime and sub-prime based on White Mountains’s review of the characteristics of their underlying mortgage loan pools, such as credit scores and financial ratios. As of September 30, 2017, White Mountains did not hold any RMBS classified as non-prime. White Mountains’s non-agency RMBS portfolio is generally moderate-term and structurally senior. White Mountains does not own any collateralized loan obligations or any collateralized debt obligations.
The following table summarizes the carrying value of White Mountains’s mortgage and asset-backed securities as of September 30, 2017 and December 31, 2016:

	September 30, 2017			December 31, 2016
Millions	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
Mortgage-backed securities:
Agency:
GNMA	$51.0	$51.0	$—	$70.3	$70.3	$—
FNMA	88.9	88.9	—	235.5	235.5	—
FHLMC	59.7	59.7	—	59.5	59.5	—
Total Agency(1)	199.6	199.6	—	365.3	365.3	—
Non-agency:
Residential	70.1	70.1	—	70.3	70.3	—
Commercial	39.0	39.0	—	3.9	3.9	—
Total Non-agency	109.1	109.1	—	74.2	74.2	—

Total mortgage-backed securities	308.7	308.7	—	439.5	439.5	—
Other asset-backed securities:
Credit card receivables	40.5	40.5	—	214.2	214.2	—
Vehicle receivables	22.7	22.7	—	205.9	205.9	—
Other	16.0	16.0	—	120.2	120.2	—
Total other asset-backed securities	79.2	79.2	—	540.3	540.3	—
Total mortgage and asset-backed securities	$387.9	$387.9	$—	$979.8	$979.8	$—
(1)  Represents publicly traded mortgage-backed securities which carry the full faith and credit guaranty of the U.S. government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

Non-agency Mortgage-backed Securities
The following table summarizes the security issuance years of White Mountains’s investments in non-agency RMBS and non-agency CMBS securities as of September 30, 2017:

			Security Issuance Year
Millions	Fair Value	2004	2013	2014	2015	2016	2017
Non-agency RMBS	$70.1	$.3	$1.3	$20.6	$47.9	$—	$—
Non-agency CMBS	39.0	—	—	—	—	3.7	35.3
Total	$109.1	$.3	$1.3	$20.6	$47.9	$3.7	$35.3

Non-agency Residential Mortgage-backed Securities
The following table summarizes the classification of the underlying collateral quality and the tranche levels of White Mountains’s non-agency RMBS securities as of September 30, 2017:

Millions	Fair Value	Super Senior (1)	Senior (2)	Subordinate (3)
Prime	$70.1	$58.4	$11.7	$—
Non-prime	—	—	—	—
Sub-prime	—	—	—	—
Total	$70.1	$58.4	$11.7	$—
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

Non-agency Commercial Mortgage-backed Securities
White Mountains’s non-agency CMBS portfolio is generally moderate-term and structurally senior, with more than 30 points of subordination on average for both fixed rate and floating rate as of September 30, 2017. In general, subordination represents the percentage principal loss on the underlying collateral that would have to be absorbed by other securities lower in the capital structure before the more senior security incurs a loss.  As of September 30, 2017, none of the underlying loans of the non-agency CMBS held by White Mountains were reported as non-performing.
The following table summarizes the amount of fixed and floating rate securities and their tranche levels of White Mountains’s non-agency CMBS securities as of September 30, 2017:

Millions	Fair Value	Super Senior (1)	Senior (2)	Subordinate (3)
Fixed rate CMBS	$17.8	$—	$16.2	$1.6
Floating rate CMBS	21.2	—	—	21.2
Total	$39.0	$—	$16.2	$22.8
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

Rollforward of Fair Value Measurements by Level
 White Mountains uses quoted market prices where available as the inputs to estimate fair value for its investments in active markets. Such measurements are considered to be either Level 1 or Level 2 measurements, depending on whether the quoted market price inputs are for identical securities (Level 1) or similar securities (Level 2). Level 3 measurements for fixed maturity investments, common equity securities, and other long-term investments as of September 30, 2017 and 2016 consist of securities for which the estimated fair value has not been determined based upon quoted market price inputs for identical or similar securities.
The following tables summarize the changes in White Mountains’s fair value measurements by level for the nine months ended September 30, 2017 and 2016:

			Level 3 Investments
Millions	Level 1 investments	Level 2 investments	Fixed maturity investments	Other long-term investments	Hedge Funds and Private Equity Funds measured at NAV(3)	Total
Balance at January 1, 2017	$279.5	$2,093.8	$—	$91.4	$82.6	$2,547.3	(1)(2)(4)
Net realized and unrealized gains (losses)	52.4	59.8	—	(2.2)	15.6	125.6
Amortization/Accretion	—	(6.6)	—	—	—	(6.6)
Purchases	940.7	1,038.5	31.2	2.9	64.9	2,078.2
Sales	(539.0)	(1,668.2)	(12.5)	(2.0)	(8.2)	(2,229.9)
Deconsolidation of SSIE	—	(5.2)	—	—	—	(5.2)
Transfers in	—	13.1	—	—	—	13.1
Transfers out	—	—	(13.1)	—	—	(13.1)
Balance at September 30, 2017	$733.6	$1,525.2	$5.6	$90.1	$154.9	$2,509.4	(1)(2)
(1)  Excludes carrying value of $(1.2) and $(15.4) as of January 1, 2017 and September 30, 2017 associated with foreign currency forward contracts.
(2)  Excludes carrying value of $175.0 and $786.5 at January 1, 2017 and September 30, 2017 associated with short-term investments, of which $0.1 is classified as held for sale at January 1, 2017.
(3) Investments for which fair value is measured at NAV using the practical expedient are no longer classified within the fair value hierarchy. See Note 1 — “Summary of Significant Accounting Policies”.
(4)  Includes carrying value of $6.6 of fixed maturity investments at January 1, 2017 that is classified as assets held for sale related to SSIE.

			Level 3 Investments
Millions	Level 1 investments	Level 2 investments	Fixed maturity investments	Other long-term investments	Hedge Funds and Private Equity Funds measured at NAV(2)	Total
Balance at January 1, 2016	$789.0	$585.6	$—	$103.6	$65.3	$1,543.5	(1)(3)
Net realized and unrealized gains	7.2	17.4	.1	.8	1.7	27.2
Amortization/Accretion	.1	(3.8)	—	—	—	(3.7)
Purchases	1,387.8	2,228.5	70.0	2.2	38.4	3,726.9
Sales	(1,992.7)	(884.1)	—	(.1)	(10.1)	(2,887.0)
Transfers in	—	68.0	—	—	—	68.0
Transfers out	—	—	(68.0)	—	—	(68.0)
Balance at September 30, 2016	$191.4	$2,011.6	$2.1	$106.5	$95.3	$2,406.9	(1)(3)
(1) Excludes carrying value of $142.0 and $230.0 at January 1, 2016 and September 30, 2016 associated with short-term investments of which $0.1 and $0.1 is classified as held for sale at January 1, 2016 and September 30, 2016.
(2) Investments for which fair value is measured at NAV using the practical expedient are no longer classified within the fair value hierarchy. See Note 1 — “Summary of Significant Accounting Policies”.
(3)  Includes carrying value of $9.5 and $8.3 of fixed maturity investments at January 1, 2016 and September 30, 2016 that is classified as assets held for sale related to SSIE.

Fair Value Measurements — Transfers Between Levels - Nine-month Period ended September 30, 2017 and 2016
Transfers between levels are recorded using the fair value measurement as of the end of the quarterly period in which the event or change in circumstance giving rise to the transfer occurred.
During the first nine months of 2017, two fixed maturity investments classified as Level 3 measurement in the prior period were transferred to Level 2 measurement because quoted market prices for similar securities that were considered reliable and could be validated against an alternative source were available at September 30, 2017. These measurements comprise “Transfers out” of Level 3 and “Transfers in” to Level 2 of $13.1 million for the period ended September 30, 2017.
During the first nine months of 2016, there were two fixed maturity investments classified as Level 3 measurements in the prior period that were transferred to Level 2 measurements. These investments comprise the “Transfers out” of Level 3 and “Transfers in” to Level 2 of $68.0 million for the period ended September 30, 2016.

Significant Unobservable Inputs
The following table summarizes significant unobservable inputs used in estimating the fair value of investment securities, other than hedge funds and private equity funds, classified within Level 3 as of September 30, 2017 and December 31, 2016. The fair value of investments in hedge funds and private equity funds are generally estimated using the NAV of the funds.

Description	September 30, 2017
$ in millions, except share price	Rating(2)	Valuation Technique(s)	Fair Value(3)	Unobservable Input
Debt securities issued by corporations (1)	BBB	Broker pricing	$5.6	Broker quote	-	133.792
Private equity security	NR	Share price of most recent transaction	$21.0	Share price	-	$1.00
Private equity security	NR	Discounted cash flow	$22.1	Discount rate	-	25.0%
Private equity security	NR	Share price of most recent transaction	$3.6	Share price	-	$2.52
Private convertible preferred security	NR	Multiple of EBITDA	$0.2	EBITDA multiple	-	6.00
Private convertible preferred security	NR	Share price of most recent transaction	$27.0	Share price	-	$3.83
Private equity security	NR	Discounted cash flow/ Option pricing method	$10.4	Discount rate	-	21.0%
				Time until expiration	-	4 years
			Volatility/Standard deviation		-	50.0%
			Risk free rate		-	1.00%
(1) As of September 30, 2017, asset type consists of one security.
(2) Credit ratings are assigned based on the following hierarchy: 1) Standard and Poor's and 2) Moody’s.
(3) Includes the net unrealized investment gains (losses) associated with foreign currency; foreign currency effects based on observable inputs.

Description	December 31, 2016
$ in millions, except share price	Valuation Technique(s)	Fair Value (1)	Unobservable Input
Private equity security	Share price of most recent transaction	$21.0	Share price	-	$1.00
Private equity security	Discounted cash flow	$22.1	Discount rate	-	25.0%
Private equity security	Share price of most recent transaction	$3.2	Share price	-	$2.52
Private convertible preferred security	Multiple of EBITDA	$3.6	EBITDA multiple	-	6.00
Private convertible preferred security	Share price of most recent transaction	$27.0	Share price	-	$3.83
Private equity security	Discounted cash flow/ Option pricing method	$9.3	Discount rate	-	21.0%
			Time until expiration	-	4 years
		Volatility/Standard deviation		-	50.0%
		Risk free rate		-	1.00%
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
The following table shows the change in goodwill and other intangible assets:

	Three Months Ended September 30,
	2017			2016
Millions	Goodwill	Other intangible assets	Total	Goodwill	Other intangible assets	Total
Beginning balance	$25.9	$14.4	$40.3	$18.3	$23.3	$41.6
Acquisition of businesses	—	—	—	7.6	1.1	8.7
Amortization, including foreign currency translation	—	(2.5)	(2.5)	—	(2.6)	(2.6)
Ending balance	$25.9	$11.9	$37.8	$25.9	$21.8	$47.7

	Nine Months Ended September 30,
	2017			2016
Millions	Goodwill	Other intangible assets	Total	Goodwill	Other intangible assets	Total
Beginning balance	$25.9	$19.3	$45.2	$18.6	$26.9	$45.5
Add: Amounts held for sale at beginning of the period (1)	—	—	—	—	.4	.4
Acquisition of businesses			—	7.6	5.0	12.6
Wobi write off	—	—	—	(.3)	(2.5)	(2.8)
Amortization, including foreign currency translation	—	(7.4)	(7.4)	—	(8.0)	(8.0)
Ending balance	$25.9	$11.9	$37.8	$25.9	$21.8	$47.7
(1) See Note 15 — “Held for Sale and Discontinued Operations”.

The following table is a summary of goodwill and other intangible assets as of September 30, 2017, December 31, 2016, and September 30, 2016:

Millions	September 30, 2017	December 31, 2016
Goodwill
MediaAlpha	$18.3	$18.3
Buzzmove	7.6	7.6
Total goodwill	25.9	25.9
Other intangible assets
MediaAlpha	11.0	18.3
Buzzmove	.9	1.0
Total other intangible assets	11.9	19.3
Total goodwill and other intangible assets	37.8	45.2
Goodwill and other intangible assets held for sale	—	1.2
Goodwill and other intangible assets attributed to non-controlling interests	(13.7)	(17.1)
Goodwill and other intangible assets included in White Mountains's common shareholders' equity	$24.1	$29.3

Note 5.  Debt

White Mountains’s debt outstanding as of September 30, 2017 and December 31, 2016 consisted of the following:

Millions	September 30, 2017	Effective Rate (1)	December 31, 2016	Effective Rate (1)
WTM Bank Facility	$—	N/A	$—	N/A
Unamortized issue costs	—		—
WTM Bank Facility, carrying value	—		—
MediaAlpha Bank Facility	9.4	5.5%	—	N/A
Unamortized issuance cost	—		—
MediaAlpha Bank Facility, carrying value	9.4		—
Previous MediaAlpha Bank Facility	—	N/A	12.9	5.7%
Unamortized issuance cost	—		(.2)
Previous MediaAlpha Bank Facility, carrying value	—		12.7
Total debt	$9.4		$12.7
 (1) Effective rate considers the effect of the debt issuance costs.

WTM Bank Facility
On August 14, 2013, White Mountains entered into a revolving credit facility with a syndicate of lenders administered by Wells Fargo Bank, N.A., which has a total commitment of $425.0 million and has a maturity date of August 14, 2018 (the “WTM Bank Facility”). During the third quarter of 2017, White Mountains borrowed $350.0 million under the WTM Bank Facility to partially fund a tender offer and subsequently repaid the $350 million after receiving the proceeds from the OneBeacon Transaction. As of September 30, 2017, the WTM Bank Facility was undrawn.
The WTM Bank Facility contains various affirmative, negative and financial covenants which White Mountains considers to be customary for such borrowings, including certain minimum net worth and maximum debt to capitalization standards.

MediaAlpha Bank Facility
On May 12, 2017, MediaAlpha entered into a secured credit facility (the “MediaAlpha Bank Facility”) with Western Alliance Bank, which has a total commitment of $20.0 million and has a maturity date of May 12, 2020.  The MediaAlpha Bank Facility replaced MediaAlpha’s previous credit facility (the “Previous MediaAlpha Bank Facility”), which had a total commitment of $20.0 million. The MediaAlpha Bank Facility carries a variable interest rate that is based on the Prime Rate, as published by the Wall Street Journal, plus a spread of 1.5% on the term loan facility and 0.25% on the revolving credit facility as of September 30, 2017.
The MediaAlpha Bank Facility consists of a $5.0 million term loan facility, which has an outstanding balance of $3.4 million as of September 30, 2017, and a revolving loan facility for $15.0 million, which has an outstanding balance of $6.0 million as of September 30, 2017. During the nine months ended September 30, 2017, MediaAlpha borrowed $5.0 million on the term loan and $6.0 million on the revolving loan under the MediaAlpha Bank Facility. During the nine months ended September 30, 2017, MediaAlpha repaid $12.9 million under the Previous MediaAlpha Bank Facility and $1.6 million on the term loan under the MediaAlpha Bank Facility.
The MediaAlpha Bank Facility is secured by intellectual property and the common stock of MediaAlpha’s subsidiaries, and contains various affirmative, negative and financial covenants that White Mountains considers to be customary for such borrowings, including a fixed charge coverage ratio and an asset coverage ratio.

Compliance
At September 30, 2017, White Mountains was in compliance with the covenants under all of its debt instruments.

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
White Mountains’s income tax benefit related to pre-tax income from continuing operations for the three and nine months ended September 30, 2017 represented effective tax rates of (47.6)% and (203.9)%. The effective tax rates were different from the U.S. statutory rate of 35%, primarily due to a full valuation allowance on all U.S. operations, a tax benefit recorded at BAM and consolidated pre-tax income being near break-even.  For the three and nine months ended September 30, 2017, BAM had amounts recorded in shareholders’ equity related to member surplus contributions that were available to partially offset its loss from continuing operations.  As a result, for the three and nine months ended September 30, 2017, BAM recorded a tax benefit of $2.1 million and $6.9 million in net income from continuing operations, with an offsetting amount recorded in shareholders’ equity.
White Mountains’s income tax benefit related to pre-tax loss from continuing operations for the three and nine months ended September 30, 2016 represented effective tax rates of (123.9)% and (31.2)%. The effective tax rates were different from the U.S. statutory rate of 35%, primarily due to a tax benefit recorded at BAM and a $14.0 million tax benefit recognized in continuing operations related to the reversal of a valuation allowance that resulted from income that was recognized within discontinued operations. ASC 740 includes an exception to the general principle of intra-period tax allocations that requires a company with a current period loss from continuing operations to consider income recorded in other categories, including discontinued operations, in determining the tax benefit that is allocated to continuing operations. The valuation allowance reversal relates to a consolidated tax group within White Mountains that has a current period loss within continuing operations. Accordingly, the tax benefit resulting from the valuation allowance reversal was recorded in continuing operations with an offsetting tax expense for the same amount in discontinued operations. For the three and nine months ended September 30, 2016, BAM had amounts recorded in shareholders’ equity related to member surplus contributions that were available to partially offset its loss from continuing operations. As a result, for the three and nine months ended September 30, 2016, BAM recorded a tax benefit of $3.3 million and $8.2 million in net income from continuing operations, with an offsetting amount recorded in shareholders’ equity.
In arriving at the effective tax rate for the three and nine months ended September 30, 2017 and 2016, White Mountains forecasted all income and expense items including the change in unrealized investment gains (losses) and realized investment gains (losses) for the years ending December 31, 2017 and 2016.
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

Note 7. Derivatives

Variable Annuity Reinsurance
White Mountains entered into agreements to reinsure death and living benefit guarantees associated with certain variable annuities in Japan. During the third quarter of 2015, the variable annuity contracts reinsured by WM Life Re began to mature and were fully runoff by September 30, 2016. The reinsurance agreement was commuted in December 2016. WM Life Re was liquidated in the third quarter of 2017.
The following table summarizes the pre-tax operating results of WM Life Re for the three and nine months ended September 30, 2016.

	Three Months Ended	Nine Months Ended
Millions	September 30, 2016	September 30, 2016
Fees, included in other revenue	$—	$1.2
Change in fair value of variable annuity liability, included in other revenue	—	(.3)
Change in fair value of derivatives, included in other revenue	—	(2.0)
Foreign exchange, included in other revenue	—	1.4
Total revenue	—	.3
Death benefit claims paid, included in general and administrative expenses	—	(.3)
General and administrative expenses	(.5)	(2.4)
Pre-tax loss	$(.5)	$(2.4)

The following summarizes realized and unrealized derivative gains (losses) recognized in other revenue for the three and nine months ended September 30, 2016 and the carrying values, included in other assets, as of December 31, 2016 by type of instrument:

	Gains (losses)		Carrying Value
	Three Months Ended	Nine Months Ended	As of
Millions	September 30, 2016	September 30, 2016	December 31, 2016
Fixed income/interest rate	$—	$1.8	$—
Foreign exchange	—	(4.8)	—
Equity	—	1.0	—
Total	$—	$(2.0)	$—

The following tables summarize the changes in White Mountains’s variable annuity reinsurance liabilities and derivative instruments for the nine months ended September 30, 2016.

	Nine Months Ended September 30, 2016
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

Forward Contracts
White Mountains’s investment portfolio includes certain investment grade fixed maturity investments denominated in British Pound Sterling (GBP) and common equity securities denominated in Japanese Yen (JPY), Euro (EUR), GBP and other foreign currencies. White Mountains has entered into foreign currency forward contracts to manage its foreign currency exposure related to these investments. The contracts do not meet the criteria to be accounted for as a hedge. White Mountains actively manages its net foreign currency exposure and adjusts its foreign currency positions within ranges established by senior management. Mismatches between currency driven movements in foreign denominated investments and foreign currency forward contracts may result in net foreign currency positions being outside pre-defined ranges and/or may result in net foreign currency gains/(losses). At September 30, 2017, White Mountains held $261.8 million (GBP 160.7 million, EUR 18.9 million and JPY 2,646.4 million) gross notional value of foreign currency forward contracts.
White Mountains’s foreign currency forward contracts are traded over-the-counter. The fair value of the contracts has been estimated using OTC quotes for similar instruments and accordingly, the measurements have been classified as Level 2 measurements as of September 30, 2017.
The net realized derivative loss recognized in net realized and unrealized investment gains (losses) for the three and nine months ended September 30, 2017 was $7.2 million and $8.9 million. The net unrealized derivative loss recognized in net realized and unrealized investment gains (losses) for the three and nine months ended September 30, 2017 was $2.8 million and $14.2 million. White Mountains’s forward contracts are subject to master netting agreements. As of September 30, 2017 and December 31, 2016, there were no offsets to the gross liability amount under the master netting agreement and the resulting net amount recognized in other long-term investments was $15.4 million and $1.2 million.
White Mountains does not hold or provide any collateral under its forward contracts.  The following table summarizes the gross notional amount associated with the forward currency contracts as of September 30, 2017:

	September 30, 2017
Millions	Notional Amount	Carrying Value	Standard & Poor's Rating (1)
Barclays Bank PLC	$201.3	$(14.1)	A-
JP Morgan Chase Bank N.A.	60.5	(1.3)	A+
Total	$261.8	$(15.4)
(1) Standard & Poor’s ratings as detailed above are: “A+” (Strong, which is the fifth highest of twenty-three creditworthiness ratings) and “A-” (Strong, which is the seventh highest of twenty-three creditworthiness ratings).

Note 8. Municipal Bond Guarantee Insurance

In 2012, HG Global was capitalized with $594.5 million from White Mountains and $14.5 million from non-controlling interests to fund BAM, a newly formed mutual municipal bond insurer. As of September 30, 2017, White Mountains owned 96.9% of HG Global’s preferred equity and 88.4% of its common equity. HG Global, together with its subsidiaries, provided the initial capitalization of BAM through the purchase of $503.0 million of BAM Surplus Notes. Through HG Re, HG Global provides first loss reinsurance protection for policies underwritten by BAM of up to 15% of par outstanding, on a per policy basis. HG Re’s obligations to BAM are collateralized in trusts, and there is an aggregate loss limit that is equal to the total assets in the collateral trusts at any point in time.
For the three and nine months ended September 30, 2017, HG Global had pre-tax income of $7.0 million and $20.3 million, which included $4.8 million and $14.3 million of interest income on the BAM Surplus Notes. For the three and nine months ended September 30, 2016, HG Global had pre-tax income of $5.2 million and $18.4 million, which included $4.5 million and $13.4 million of interest income on the BAM Surplus Notes.
For the three and nine months ended September 30, 2017, White Mountains reported pre-tax losses of $11.9 million and $35.6 million on BAM that were recorded in net loss attributable to non-controlling interests, which included $4.8 million and $14.3 million of interest expense on the BAM Surplus Notes. For the three and nine months ended September 30, 2016, White Mountains reported pre-tax losses of $13.7 million and $30.3 million on BAM that were recorded in net loss attributable to non-controlling interests, which included $4.5 million and $13.4 million of interest expense on the BAM Surplus Notes.
Effective January 1, 2014, HG Global and BAM agreed to change the interest rate on the BAM Surplus Notes for the five years ending December 31, 2018 from a fixed rate of 8.0% to a variable rate equal to the one-year U.S. treasury rate plus 300 basis points, set annually, which is 3.54% and 3.78% for 2016 and 2017. Prior to the end of 2018, BAM has the option to extend the variable rate period for an additional three years.  At the end of the variable rate period, the interest rate will be fixed at the higher of the then current variable rate or 8.0%. No payment of interest or principal on the BAM Surplus Notes may be made without the approval of the New York State Department of Financial Services. BAM has stated its intention to seek regulatory approval to pay interest and principal on its surplus notes only to the extent that (1) its remaining qualified statutory capital (“QSC”) exceeds $500 million and (2) its remaining QSC and other capital resources continue to support its outstanding obligations, business plan and its AA stable rating from S&P.
During the second quarter of 2017, in order to further support BAM’s long-term capital position and business prospects, HG Global agreed to contribute the $203.0 million Series A BAM Surplus Notes (“Series A Notes”) into the supplemental collateral trust (the “Supplemental Trust”) at HG Re, HG Global’s wholly owned reinsurance subsidiary. The Supplemental Trust already holds the $300.0 million Series B BAM Surplus Notes (“Series B Notes” and, collectively with the Series A Notes, the “BAM Surplus Notes”). Assets held in the Supplemental Trust serve to collateralize HG Re’s obligations to BAM under the first loss reinsurance treaty between BAM and HG Re. HG Global and BAM also agreed to change the payment terms of the Series B Notes, so that payments will reduce principal and accrued interest on a pro rata basis, consistent with the payment terms on the Series A Notes. The terms of the Series B Notes had previously stipulated that payments would first reduce interest owed, then reduce principal owed once all accrued interest had been paid. The New York Department of Financial Services approved the change during the third quarter of 2017.
During the second quarter of 2017, HG Global and BAM also made certain changes to the ceding commission arrangements under the reinsurance treaty between HG Re and BAM. These changes will accelerate growth in BAM’s statutory capital but will not impact the net risk premium ceded from BAM to HG Re.

Under GAAP, if the terms of a debt instrument are amended, unless there is a greater than 10% change in the expected discounted future cash flows of such instrument, a change in the instrument’s carrying value is not permitted. White Mountains has determined that the impact of the changes made in the second quarter of 2017 to the terms of the BAM Surplus Notes on the expected discounted future cash flows is not greater than 10%.
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
The following table provides a schedule of BAM’s insured obligations:

	September 30, 2017	December 31, 2016
Contracts outstanding	5,907	4,807
Remaining weighted average contract period outstanding (in years)	10.9	10.8
Contractual debt service outstanding (in millions):
Principal	$39,207.5	$33,057.3
Interest	19,681.0	16,396.6
Total debt service outstanding	$58,888.5	$49,453.9

Gross unearned insurance premiums	$118.5	$82.9

The following table is a schedule of BAM’s future premium revenues as of September 30, 2017:

Millions	September 30, 2017
October 1, 2017 - December 31, 2017	$2.5

January 1, 2018 - March 31, 2018	2.5
April 1, 2018 - June 30, 2018	2.5
July 1, 2018 - September 30, 2018	2.5
October 1, 2018 - December 31, 2018	2.4
9.9

2019	9.5
2020	9.2
2021	8.7
2022 and thereafter	78.7
Total gross unearned insurance premiums	$118.5

Note 9. Earnings Per Share

White Mountains calculates earnings per share using the two-class method, which allocates earnings between common shares and unvested restricted common shares. Both classes of shares participate equally in earnings on a per share basis. Basic earnings per share amounts are based on the weighted average number of common shares outstanding adjusted for unvested restricted common shares. Diluted earnings per share amounts are also impacted by the net effect of potentially dilutive common shares outstanding. The following table outlines the Company’s computation of earnings per share from continuing operations for the three and nine months ended September 30, 2017 and 2016. See Note 15 — “Held for Sale and Discontinued Operations”.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Basic and diluted earnings per share numerators (in millions):
Net income attributable to White Mountains’s common shareholders	$562.1	$90.8	$604.7	$440.7
Less: total income from discontinued operations, net of tax	(539.1)	(84.4)	(573.2)	(515.4)
Net income (loss) from continuing operations attributable to White Mountains’s common shareholders	$23.0	$6.4	$31.5	$(74.7)
Allocation of earnings to participating restricted common shares(1)	(.3)	(.1)	(.4)	.8
Basic and diluted earnings per share numerators	$22.7	$6.3	$31.1	$(73.9)
Basic earnings per share denominators (in thousands):
Total average common shares outstanding during the period	4,297.2	4,867.4	4,477.0	5,166.6
Average unvested restricted common shares(2)	(53.7)	(68.1)	(54.5)	(62.9)
Basic earnings per share denominator	4,243.5	4,799.3	4,422.5	5,103.7
Diluted earnings per share denominator (in thousands):
Total average common shares outstanding during the period(3)	4,297.2	4,879.4	4,477.0	5,174.8
Average unvested restricted common shares(2)	(53.7)	(68.1)	(54.5)	(62.9)
Diluted earnings per share denominator(3)	4,243.5	4,811.3	4,422.5	5,111.9
Basic earnings per share (in dollars) - continuing operations:
Net income (loss) attributable to White Mountains’s common shareholders	$5.36	$1.31	$7.03	$(14.47)
Dividends declared and paid	—	—	(1.00)	(1.00)
Undistributed earnings (loss)	$5.36	$1.31	$6.03	$(15.47)
Diluted earnings per share (in dollars) - continuing operations:
Net income (loss) attributable to White Mountains’s common shareholders	$5.36	$1.31	$7.03	$(14.47)
Dividends declared and paid	—	—	(1.00)	(1.00)
Undistributed earnings (loss)	$5.36	$1.31	$6.03	$(15.47)
(1) Restricted shares issued by White Mountains receive dividends, and therefore, are considered participating securities.
(2) Restricted shares outstanding vest either in equal annual installments or upon a stated date. See Note 13 — “Employee Share-Based Compensation Plans”.
(3) The diluted earnings per share denominator for the three and nine months ended September 30, 2016 includes the impact of 120,000 common shares issuable upon exercise of the non-qualified options outstanding, which resulted in 11,943 and 8,208 incremental shares outstanding over the period.

The following table summarizes the undistributed net earnings (loss) from continuing operations for the three and nine months ended September 30, 2017 and 2016. See Note 15 — “Held for Sale and Discontinued Operations”.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2017	2016	2017	2016
Undistributed net earnings - continuing operations:
Net income (loss) attributable to White Mountains’s common shareholders, net of restricted common share amounts	$22.7	$6.3	$31.1	$(73.9)
Dividends declared net of restricted common share amounts (1)	—	—	(4.5)	(5.9)
Total undistributed net earnings (loss), net of restricted common share amounts	$22.7	$6.3	$26.6	$(79.8)
(1) Restricted shares issued by White Mountains receive dividends, and therefore, are considered participating securities.

Note 10. Non-controlling Interests

The following table details the balance of non-controlling interests included in White Mountains’s total equity and the related percentage of each consolidated entity’s total equity owned by non-controlling shareholders as of September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
$ in millions	Non-controlling Percentage	Non-controlling Equity	Non-controlling Percentage	Non-controlling Equity
OneBeacon Ltd.	—%	$—	23.9%	$244.6

Other, excluding mutuals and reciprocals
HG Global	3.1	16.1	3.1	16.6
MediaAlpha	40.0	9.5	40.0	11.7
Buzzmove	22.9	3.0	29.1	2.9
Wobi	5.0	—	5.0	.1
Dewar (1)	—	—	18.8	3.9
Total other, excluding mutuals and reciprocals		28.6		35.2
Mutuals and reciprocals
BAM	100.0	(160.2)	100.0	(150.9)
SSIE	—	—	100.0	4.4
Total mutuals and reciprocals		(160.2)		(146.5)
Total non-controlling interests		$(131.6)		$133.3
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
Significant intercompany transactions among White Mountains’s segments have been eliminated herein. Financial information for White Mountains’s segments follows:

	HG Global/BAM
Millions	HG Global	BAM(1)	MediaAlpha	Other Operations	Total
Three Months Ended September 30, 2017
Earned insurance premiums	$1.8	$.6	$—	$—	$2.4
Net investment income	1.0	2.3	—	8.9	12.2
Net investment income (loss) - BAM Surplus Note interest	4.8	(4.8)	—	—	—
Net realized and unrealized investment gains	.1	.7	—	31.7	32.5
Advertising and commission revenues	—	—	37.9	.9	38.8
Other revenue	—	.2	—	1.4	1.6
Total revenues	7.7	(1.0)	37.9	42.9	87.5
Insurance acquisition expenses	.4	.5	—	—	.9
Other underwriting expenses	—	.1	—	—	.1
Cost of sales	—	—	32.2	.9	33.1
General and administrative expenses	.3	10.3	6.1	27.4	44.1
Interest expense	—	—	.1	.8	.9
Total expenses	.7	10.9	38.4	29.1	79.1
Pre-tax income (loss)	$7.0	$(11.9)	$(.5)	$13.8	$8.4
(1) BAM manages its affairs on a statutory accounting basis. BAM’s statutory surplus includes surplus notes and is not reduced by accruals of interest expense on the surplus notes. BAM’s statutory surplus is reduced only after a payment of principal or interest has been approved by the New York Department of Financial Services.

	HG Global/BAM
Millions	HG Global	BAM(1)	MediaAlpha	Other Operations	Total
Nine Months Ended September 30, 2017
Earned insurance premiums	$5.0	$1.6	$—	$1.0	$7.6
Net investment income	2.4	6.5	—	30.8	39.7
Net investment income (loss) - BAM Surplus Note interest	14.3	(14.3)	—	—	—
Net realized and unrealized investment gains	.4	2.8	—	99.3	102.5
Advertising and commission revenues	—	—	101.2	2.7	103.9
Other revenue	—	.8	—	5.3	6.1
Total revenues	22.1	(2.6)	101.2	139.1	259.8
Losses and loss adjustment expenses	—	—	—	1.1	1.1
Insurance acquisition expenses	1.0	2.0	—	.1	3.1
Other underwriting expenses	—	.3	—	—	.3
Cost of sales	—	—	86.0	2.7	88.7
General and administrative expenses	.8	30.7	17.9	112.8	162.2
Interest expense	—	—	.6	1.2	1.8
Total expenses	1.8	33.0	104.5	117.9	257.2
Pre-tax income (loss)	$20.3	$(35.6)	$(3.3)	$21.2	$2.6
(1) BAM manages its affairs on a statutory accounting basis. BAM’s statutory surplus includes surplus notes and is not reduced by accruals of interest expense on the surplus notes. BAM’s statutory surplus is reduced only after a payment of principal or interest has been approved by the New York Department of Financial Services.

	HG Global/BAM
Millions	HG Global	BAM(1)	MediaAlpha	Other Operations	Total
Three Months Ended September 30, 2016
Earned insurance premiums	$1.2	$.3	$—	$1.9	$3.4
Net investment income	.6	1.7	—	7.3	9.6
Net investment income (loss) - BAM Surplus Note interest	4.5	(4.5)	—	—	—
Net realized and unrealized investment (losses) gains	(.3)	(1.6)	—	12.8	10.9
Advertising and commission revenues	—	—	27.6	.6	28.2
Other revenue	—	.4	—	4.3	4.7
Total revenues	6.0	(3.7)	27.6	26.9	56.8
Losses and loss adjustment expenses	—	—	—	2.2	2.2
Insurance acquisition expenses	.2	.6	—	.5	1.3
Other underwriting expenses	—	.1	—	.1	.2
Cost of sales	—	—	23.0	1.0	24.0
General and administrative expenses	.6	9.3	5.7	26.8	42.4
Interest expense	—	—	.2	.3	.5
Total expenses	.8	10.0	28.9	30.9	70.6
Pre-tax income (loss)	$5.2	$(13.7)	$(1.3)	$(4.0)	$(13.8)
(1) BAM manages its affairs on a statutory accounting basis. BAM’s statutory surplus includes surplus notes and is not reduced by accruals of interest expense on the surplus notes. BAM’s statutory surplus is reduced only after a payment of principal or interest has been approved by the New York Department of Financial Services.

	HG Global/BAM
Millions	HG Global	BAM(1)	MediaAlpha	Other Operations	Total
Nine Months Ended September 30, 2016
Earned insurance premiums	$3.1	$1.0	$—	$6.1	$10.2
Net investment income	1.6	5.1	—	11.5	18.2
Net investment income (loss) - BAM Surplus Note interest	13.4	(13.4)	—	—	—
Net realized and unrealized investment gains	2.3	6.5	—	18.4	27.2
Advertising and commission revenues	—	—	88.4	1.2	89.6
Other revenue	—	.8	—	17.2	18.0
Total revenues	20.4	—	88.4	54.4	163.2
Losses and loss adjustment expenses	—	—	—	6.8	6.8
Insurance acquisition expenses	.6	1.9	—	1.9	4.4
Other underwriting expenses	—	.3	—	.1	.4
Cost of sales	—	—	74.0	2.9	76.9
General and administrative expenses	1.4	28.1	16.3	99.1	144.9
Interest expense	—	—	.7	1.9	2.6
Total expenses	2.0	30.3	91.0	112.7	236.0
Pre-tax income (loss)	$18.4	$(30.3)	$(2.6)	$(58.3)	$(72.8)
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
In August 2015, Symetra announced it had entered into a definitive merger agreement with Sumitomo Life pursuant to which Sumitomo Life would acquire all of the outstanding shares of Symetra. Following the announcement and Symetra shareholders’ November 5, 2015 meeting to approve the transaction, White Mountains relinquished its representation on Symetra’s board of directors. As a result, White Mountains changed its accounting for Symetra common shares from the equity method to fair value as of December 31, 2015. During the fourth quarter of 2015, White Mountains recognized $258.8 million ($241.1 million after tax) of unrealized investment gains through net income, representing the difference between the carrying value of Symetra common shares under the equity method at the date of change and fair value at December 31, 2015. White Mountains also received a special dividend of $0.50 per share as part of the transaction that was paid in the third quarter of 2015. On February 1, 2016, Symetra closed its definitive merger agreement with Sumitomo Life, and White Mountains received proceeds of $658.0 million, or $32.00 per common share. White Mountains recognized $4.7 million in pre-tax net investment gains associated with Symetra in the first quarter of 2016.

Note 13. Employee Share-Based Incentive Compensation Plans

White Mountains’s Long-Term Incentive Plan (the “WTM Incentive Plan”) provides for grants of various types of share-based and non share-based incentive awards to key employees of White Mountains. As of September 30, 2017, White Mountains’s share-based compensation incentive awards consist of performance shares and restricted shares.

Share-Based Compensation Based on White Mountains Common Shares

WTM Performance Shares
Performance shares are conditional grants of a specified maximum number of common shares or an equivalent amount of cash. Awards generally vest at the end of a three-year period, are subject to the attainment of pre-specified performance goals, and are valued based on the market value of common shares at the time awards are approved for payment.  The following table summarizes performance share activity for the three and nine months ended September 30, 2017 and 2016 for performance shares granted under the WTM Incentive Plan:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	50,575	$31.2	73,297	$32.5	80,353	$42.4	93,654	$57.7
Shares paid (1)	—	—	—	—	(30,838)	(21.6)	(36,294)	(41.0)
New grants	—	—	6,400	—	17,510	—	22,615	—
Forfeitures and cancellations(2)	(256)	(.4)	(160)	(.1)	(16,706)	(9.4)	(438)	.2
Expense recognized	—	7.0	—	5.0	—	26.4	—	20.5
End of period(3)	50,319	$37.8	79,537	$37.4	50,319	$37.8	79,537	$37.4
(1) WTM performance share payments in 2017 for the 2014-2016 performance cycle, which were paid in March 2017, ranged from 34% to 76% of target.  WTM performance share payments in 2016 for the 2013-2015 performance cycle, which were paid in April 2016, ranged from 140% to 142% of target.
(2) Amounts include changes in assumed forfeitures, as required under GAAP.
(3) Outstanding performance share awards as of September 30, 2017 and 2016 exclude 2,195 and 7,315 performance share awards granted to employees of Sirius Group.

For performance shares earned in the 2014-2016 performance cycle, all performance shares earned were settled in cash. For the performance shares earned in the 2013-2015 performance cycle, the Company issued 5,000 common shares and settled the remainder in cash. If all the outstanding WTM performance shares had vested on September 30, 2017, the total additional compensation cost to be recognized would have been $28.7 million, based on accrual factors (common share price and payout assumptions) at September 30, 2017.

Performance Shares Granted Under the WTM Incentive Plan
The following table summarizes performance shares outstanding and accrued expense for performance shares awarded under the WTM Incentive Plan at September 30, 2017 for each performance cycle:

Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense
Performance cycle:
2015 – 2017	18,370	$20.6
2016 – 2018	16,235	12.1
2017 – 2019	16,480	5.7
Sub-total	51,085	38.4
Assumed forfeitures	(766)	(.6)
September 30, 2017	50,319	$37.8

Restricted Shares Granted Under the WTM Incentive Plan
The following table summarizes the unrecognized compensation cost associated with the outstanding restricted share awards for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
Millions, except share amounts	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value
Non-vested,
Beginning of period	53,815	$23.5	66,470	$24.2	70,620	$19.7	70,675	$15.7
Issued	—	—	4,150	3.4	17,785	16.7	25,365	19.7
Vested	(260)	—	—	—	(28,846)	—	(24,620)	—
Forfeited	—	—	—	—	(6,004)	(3.5)	(800)	.2
Expense recognized	—	(3.8)	—	(3.8)	—	(13.2)	—	(11.8)
End of period (1)	53,555	$19.7	70,620	$23.8	53,555	$19.7	70,620	$23.8
(1) Restricted share awards outstanding as of September 30, 2017 and 2016 include 2,195 and 5,235 restricted shares issued to employees of Sirius Group, which was accounted for as discontinued operations.

During the second quarter of 2017, White Mountains issued 550 restricted shares that vest on January 1, 2020, 250 restricted shares that vest on January 1, 2019 and 250 restricted shares that vest on January 1, 2018. During the first quarter of 2017, White Mountains issued 16,735 restricted shares that vest on January 1, 2020. During the first nine months of 2016, White Mountains issued 24,615 restricted shares that vest on January 1, 2019 and 750 restricted shares that vest on January 1, 2018. The unamortized issue date fair value at September 30, 2017 is expected to be recognized ratably over the remaining vesting periods.
Stock Options
Non-Qualified Options
As January 20, 2017, the 125,000 Non-Qualified options issued to the Company’s former Chairman and CEO had been exercised. During the first quarter of 2017, 40,000 Non-Qualified Options, with an intrinsic value of $4.4 million, were exercised in exchange for 5,142 common shares with an equal total market value. During 2016, 5,000 Non-Qualified Options, with an intrinsic value of $0.4 million, were exercised at $742 per common share and 80,000 Non-Qualified Options, with an intrinsic value of $8.4 million, were exercised in exchange for 9,930 common shares with an equal total market value. Intrinsic value represents the difference between the market price of the Company’s common shares at the date of exercise and the fixed strike price of $742 per common share. The Non-Qualified Options were fully amortized as of 2011.

Note 14. Fair Value of Financial Instruments

White Mountains accounts for its financial instruments at fair value with the exception of the WTM Bank Facility, which was undrawn at September 30, 2017 and December 31, 2016, the MediaAlpha Bank Facility and the Previous MediaAlpha Bank Facility, which is recorded as debt at face value less unamortized original issue discount.
The following table summarizes the fair value and carrying value of these financial instruments as of September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
Millions	Fair Value	Carrying Value	Fair Value	Carrying Value
MediaAlpha Bank Facility	$9.4	$9.4	$—	$—
Previous MediaAlpha Bank Facility	—	—	13.0	12.7

The fair value estimate for the MediaAlpha Bank Facility and the Previous MediaAlpha Bank Facility has been determined based on a discounted cash flows approach and is considered to be a Level 3 measurement.

Note 15. Held for Sale and Discontinued Operations

OneBeacon
On September 28, 2017, Intact Financial Corporation completed its previously announced acquisition of OneBeacon in an all-cash transaction for $18.10 per share. White Mountains received total proceeds of $1.3 billion and recorded a gain of $554.6 million, net of transaction costs. Net income (loss) from discontinued operations related to OneBeacon was $20.5 million and $(15.2) million though the closing date of the nine and three months ended and September 30, 2017. Net income from discontinued operations related to OneBeacon was $93.8 million and $22.5 million for the nine and three months ended September 30, 2016.

Star & Shield
On March 7, 2017, White Mountains completed the sale of Star & Shield and its investment in SSIE surplus notes to K2 Insurances LLC. White Mountains did not recognize any gain or loss on the sale. Through December 31, 2016, Star & Shield’s assets and liabilities are reported as held for sale within White Mountains's GAAP financial statements.

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
Through July 21, 2016, Tranzact’s results of operations are reported as discontinued operations and assets and liabilities held for sale within White Mountains’s GAAP financial statements. Net loss from discontinued operations related to
Tranzact, prior to the tax benefit described below, was $2.1 million and $2.6 million for the three and nine months ended September 30, 2016.
During the third quarter of 2016, White Mountains recognized a $14.0 million tax benefit in continuing operations related to the reversal of a valuation allowance that resulted from the gain on the sale of Tranzact recognized within discontinued operations. This tax benefit was recorded in continuing operations with an offsetting amount of net tax expense recorded in discontinued operations; $30.2 million of tax expense was recorded to gain from sale of Tranzact in discontinued operations and a $16.1 million tax benefit was recorded to net income from discontinued operations.
In the nine months ended September 30, 2017, White Mountains recorded a $1.0 million reduction to the gain from sale of Tranzact in discontinued operations as a result of 2016 state tax payments.

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
Through April 18, 2016, Sirius Group’s results are reported as discontinued operations and assets and liabilities held for sale within White Mountains’s GAAP financial statements. Assets held for sale did not include White Mountains’s investment in OneBeacon and certain other investments that are in the Sirius Group legal entities. As of December 31, 2015, the value of these investments, net of related tax effects, was $686.2 million, of which $528.6 million related to Symetra. Net loss from discontinued operations does not include White Mountains’s net investment income and realized and unrealized investment gains and losses associated with these investments. For the three months and six ended June 30, 2016, $0.4 million and $3.7 million of net investment income and realized and unrealized investment gains and losses, net of related tax effects, that are included in the Sirius Group legal entities have been excluded from net loss from discontinued operations. White Mountains recorded $(4.0) million and $356.2 million of total income from discontinued operations for the three and nine months ended September 30, 2016 and $145.3 million of other comprehensive income for the nine months ended September 30, 2016.
During the third quarter of 2017, White Mountains recorded a $0.8 million reduction to the gain from sale of Sirius Group as a result of a change to the valuation of the accrued incentive compensation payable to Sirius Group employees.

Net Assets Held for Sale
The following table summarizes the assets and liabilities associated with businesses classified as held for sale. Amounts presented relate to OneBeacon, Star & Shield and SSIE.

Millions	December 31, 2016
Assets held for sale
Fixed maturity investments, at fair value	$2,175.7
Short-term investments, at amortized cost (which approximates fair value)	112.3
Common equity securities, at fair value	188.7
Other long-term investments	150.5
Total investments	2,627.2
Cash	70.5
Reinsurance recoverable on unpaid and paid losses	179.8
Insurance and reinsurance premiums receivable	229.8
Deferred acquisition costs	96.3
Deferred tax asset	126.7
Ceded unearned insurance and reinsurance premiums	44.2
Accounts receivable on unsettled investment sales	1.4
Goodwill and other intangible assets	1.2
Accrued investment income	11.3
Other assets	211.1
Total assets held for sale	$3,599.5
Liabilities held for sale
Loss and loss adjustment expense reserves	$1,370.6
Unearned insurance and reinsurance premiums	576.3
Debt	273.2
Accrued incentive compensation	44.3
Funds held under reinsurance treaties	153.0
Other liabilities	151.9
Total liabilities held for sale	2,569.3
Net assets held for sale	$1,030.2

Net Income (Loss) from Discontinued Operations
The following table summarizes the results of operations, including related income taxes, associated with the business classified as discontinued operations. For the three and nine months ended September 30, 2017, the amounts presented relate to OneBeacon and Sirius Group. For the three and nine months ended September 30, 2016, the amounts presented relate to OneBeacon, Sirius Group and Tranzact. The results of discontinued operations from Sirius Group and Tranzact up to the closing date of the transaction inured to White Mountains. Given the fixed price nature of the OneBeacon Transaction, OneBeacon’s results were economically transferred to the buyer at signing.

	Three Months Ended			Three Months Ended
	September 30, 2017			September 30, 2016
Millions	OneBeacon	Sirius Group	Total	OneBeacon	Sirius Group	Tranzact	Total
Revenues
Earned insurance premiums	$268.4	$—	$268.4	$277.9	$—	$—	$277.9
Net investment income	13.0	—	13.0	11.8	—	—	11.8
Net realized and unrealized gains	11.5	—	11.5	15.5	—	—	15.5
Other revenue	2.2	—	2.2	1.8	—	14.8	16.6
Total revenues	295.1	—	295.1	307.0	—	14.8	321.8
Expenses
Loss and loss adjustment expenses	206.8	—	206.8	162.8	—	—	162.8
Insurance and reinsurance acquisition expenses	51.9	—	51.9	55.1	—	—	55.1
Other underwriting expenses	44.9	—	44.9	49.4	—	—	49.4
General and administrative expenses	7.4	—	7.4	3.5	—	16.2	19.7
Interest expense	3.4	—	3.4	3.3	—	.5	3.8
Total expenses	314.4	—	314.4	274.1	—	16.7	290.8
Pre-tax (loss) income	(19.3)	—	(19.3)	32.9	—	(1.9)	31.0
Income tax benefit (expense)	4.1	—	4.1	(10.4)	—	15.9	5.5
Net (loss) income from discontinued operations	(15.2)	—	(15.2)	22.5	—	14.0	36.5
Net gain (loss) from sale of discontinued operations	554.5	(.2)	554.3	—	(4.0)	51.9	47.9
Total income (loss) from discontinued operations	539.3	(.2)	539.1	22.5	(4.0)	65.9	84.4
Change in foreign currency translation and other from discontinued operations	.1	—	.1	(.3)	—	—	(.3)
Recognition of benefit plan assets and obligations from the sale of OneBeacon, net of tax	2.9	—	2.9	—	—	—	—
Comprehensive income (loss) from discontinued operations	$542.3	$(.2)	$542.1	$22.2	$(4.0)	$65.9	$84.1

	Nine Months Ended				Nine Months Ended
	September 30, 2017				September 30, 2016
Millions	OneBeacon	Sirius Group	Tranzact	Total	OneBeacon	Sirius Group	Tranzact	Total
Revenues
Earned insurance premiums	$807.6	$—	$—	$807.6	$827.9	$240.1	$—	$1,068.0
Net investment income	39.7	—	—	39.7	38.3	14.4	—	52.7
Net realized and unrealized gains (losses)	38.8	—	—	38.8	56.8	(1.5)	—	55.3
Other revenue	7.7	—	—	7.7	3.5	.6	119.6	123.7
Total revenues	893.8	—	—	893.8	926.5	253.6	119.6	1,299.7
Expenses
Loss and loss adjustment expenses	546.0	—	—	546.0	501.3	154.9	—	656.2
Insurance and reinsurance acquisition expenses	145.6	—	—	145.6	154.8	59.0	—	213.8
Other underwriting expenses	156.2	—	—	156.2	155.6	30.9	—	186.5
General and administrative expenses	21.2	—	—	21.2	10.9	10.4	116.7	138.0
Interest expense	10.0	—	—	10.0	9.8	7.9	3.2	20.9
Total expenses	879.0	—	—	879.0	832.4	263.1	119.9	1,215.4
Pre-tax income (loss)	14.8	—	—	14.8	94.1	(9.5)	(.3)	84.3
Income tax benefit (expense)	5.7	—	—	5.7	(.3)	3.1	13.8	16.6
Net income (loss) from discontinued operations	20.5	—	—	20.5	93.8	(6.4)	13.5	100.9
Net gain (loss) from sale of discontinued operations	554.5	(.8)	(1.0)	552.7	—	362.6	51.9	414.5
Total income (loss) from discontinued operations	575.0	(.8)	(1.0)	573.2	93.8	356.2	65.4	515.4
Change in foreign currency translation and other from discontinued operations	.3	—	—	.3	.5	32.0	—	32.5
Recognition of foreign currency translation and other from sale of Sirius Group, net of tax	—	—	—	—	—	113.3		113.3
Recognition of benefit plan assets and obligations from the sale of OneBeacon, net of tax	2.9	—	—	2.9	—	—	—	—
Comprehensive income (loss) from discontinued operations	$578.2	$(.8)	$(1.0)	$576.4	$94.3	$501.5	$65.4	$661.2
Net Change in Cash from Discontinued Operations
The following summarizes the net change in cash, including income tax payment to national governments and interest paid associated with the business classified as discontinued operations:

	Nine Months Ended
	September 30,
Millions	2017	2016
Net cash provided from operations	$157.0	$38.1
Net cash provided from investing activities	3.0	269.7
Net cash used for financing activities	(61.9)	(72.7)
Net change in cash during the period	98.1	235.1
Cash balances at beginning of period	70.5	245.4
Net change in cash held for sale, excluding discontinued operations	(.9)	2.6
Cash sold as part of sale of consolidated subsidiaries	167.7	345.8
Cash balances at end of period	$—	$137.3
Supplemental cash flows information:
Interest paid	$—	$(7.7)
Net income tax payment to national governments	$—	$(18.3)

Earnings Per Share from Discontinued Operations
White Mountains calculates earnings per share using the two-class method, which allocates earnings between common and unvested restricted common shares. Both classes of shares participate equally in earnings on a per share basis. Basic earnings per share amounts are based on the weighted average number of common shares outstanding adjusted for unvested restricted common shares. Diluted earnings per share amounts are also impacted by net effect of potentially dilutive common shares outstanding. The following table outlines the Company’s computation of earnings per share for discontinued operations for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Basic and diluted earnings per share numerators (in millions):
Net income attributable to White Mountains’s common shareholders	$562.1	$90.8	$604.7	$440.7
Less: total income from continuing operations, net of tax	(23.0)	(6.4)	(31.5)	74.7
Net income (loss) from discontinued operations attributable to White Mountains’s common shareholders	$539.1	$84.4	$573.2	$515.4
Allocation of earnings to participating restricted common shares (1)	(6.7)	(1.2)	(7.0)	(6.3)
Basic and diluted earnings per share numerators	$532.4	$83.2	$566.2	$509.1
Basic earnings per share denominators (in thousands):
Total average common shares outstanding during the period	4,297.2	4,867.4	4,477.0	5,166.6
Average unvested restricted common shares (3)	(53.7)	(68.1)	(54.5)	(62.9)
Basic earnings per share denominator	4,243.5	4,799.3	4,422.5	5,103.7
Diluted earnings per share denominator (in thousands):
Total average common shares outstanding during the period (4)	4,297.2	4,879.4	4,477.0	5,174.8
Average unvested restricted common shares (3)	(53.7)	(68.1)	(54.5)	(62.9)
Diluted earnings per share denominator(4)	4,243.5	4,811.3	4,422.5	5,111.9
Basic earnings per share (in dollars) - discontinued operations:	$125.45	$17.34	$128.03	$99.75
Diluted earnings per share (in dollars) - discontinued operations:	$125.45	$17.30	$128.03	$99.60
(1) Restricted shares issued by White Mountains contain dividend participation features, and therefore, are considered participating securities.
(2) Net earnings attributable to White Mountains’s common shareholders, net of restricted share amounts, is equal to undistributed earnings for the three and nine months ended September 30, 2017 and 2016.
(3) Restricted common shares outstanding vest either in equal annual installments or upon a stated date. See Note 13 — “Employee Share-Based Compensation Plans”.
(4) The diluted earnings per share denominator for the three and nine months ended September 30, 2016 includes the impact of 120,000 common shares issuable upon exercise of the non-qualified options outstanding, which resulted in 11,943 and 8,208 incremental shares outstanding over the period.

Fair Value of Financial Instruments in Liabilities Held for Sale
The OBH Senior Notes are recorded as debt at face value less unamortized original issue discount. The following table summarizes the fair value and carrying value of this financial instrument as of December 31, 2016:

	December 31, 2016
Millions	Fair Value	Carrying Value
OBH Senior Notes	$274.2	$273.2

The fair value estimate for the OBH Senior Notes has been determined using quoted market prices. The OBH Senior Notes are considered a Level 2 measurement.

OneBeacon Surplus Notes in Assets Held for Sale
In the fourth quarter of 2014, in conjunction with OneBeacon’s sale of its runoff business to an affiliate of Armour Group Holdings Limited (the “OneBeacon Runoff Transaction”), OneBeacon provided financing in the form of surplus notes (the “OneBeacon Surplus Notes”) with a par value of $101.0 million which had a fair value of $71.9 million as of December 31, 2016. The OneBeacon Surplus Notes, issued by one of the transferred entities, Bedivere Insurance Company (the “Issuer”) were in the form of both seller priority and pari passu notes.
Subsequent to closing, the OneBeacon Surplus Notes are included in OneBeacon’s investment portfolio, classified within other long-term investments. The internal valuation model used to estimate the fair value of the OneBeacon Surplus Notes is based on discounted expected cash flows using information as of the measurement date.
Below is a table illustrating the valuation adjustments taken to arrive at estimated fair value of the OneBeacon Surplus Notes as of December 31, 2016:

Millions	Total as of December 31, 2016
Par Value	$101.0
Fair value adjustments to reflect:
Current market rates on public debt and contract-based repayments (1)	5.1
Regulatory approval (2)	(15.6)
Liquidity adjustment (3)	(18.6)
Total adjustments	(29.1)
Fair value	$71.9

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

Note 16. Financial Statement Revisions

In October 2017, White Mountains discovered that the former CEO of Wobi, one of its overseas portfolio companies, had been reporting overstated commission revenues and related receivables to White Mountains. As a result, White Mountains has revised certain of its previously issued financial statements. The revisions resulted in reductions to commission revenues (included in advertising and commission revenues) and commissions receivable (included in other assets). In addition, the overstatements led White Mountains to write down the goodwill and other intangible assets related to Wobi to zero. This write down is recorded in general and administrative expenses in the years ended December 31, 2016 and 2015.
White Mountains evaluated the impact of the misstatements resulting from the overstatements at Wobi on prior periods’ financial statements in accordance with SEC Staff Accounting Bulletin (“SAB”) Topic 1.M, Materiality, and concluded the misstatements were not material to any previously reported financial statements. However, while not material to any previously reported annual or quarterly period, the aggregate amount of prior period misstatements could be material to White Mountains's results for the full fiscal year ended December 31, 2017. White Mountains has therefore revised all periods impacted including its consolidated balance sheet as of June 30, 2017 and December 31, 2016 and 2015; and its consolidated statements of operations and comprehensive income, consolidated statements of changes in equity, cash flows and earnings per share for the years ended December 31, 2016, 2015 and 2014, the six month period ended June 30, 2017, and the three and nine month periods ended September 30, 2016. The revisions also reflect a previously recorded out of period adjustment in 2015 and 2014. The impact of these revisions to each of the previously reported consolidated statements are disclosed below. Amounts previously reported reflect the reclassification of OneBeacon, Sirius Group and Tranzact to discontinued operations for all applicable periods presented.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)

	Three months ended			Nine months ended
	September 30, 2016
Millions, except for per share amounts	As previously reported	Adjustments	As revised	As previously reported	Adjustments	As revised
Revenues:
Earned insurance premiums	$3.4	$—	3.4	$10.2	$—	$10.2
Net investment income	9.6	—	9.6	18.2	—	18.2
Net realized and unrealized investment gains	10.9	—	10.9	27.2	—	27.2
Advertising and commission revenues	29.4	(1.2)	28.2	92.4	(2.8)	89.6
Other revenue	4.7	—	4.7	18.0	—	18.0
Total revenues	58.0	(1.2)	56.8	166.0	(2.8)	163.2
Expenses:
Loss and loss adjustment expenses	2.2	—	2.2	6.8	—	6.8
Insurance and acquisition expenses	1.3	—	1.3	4.4	—	4.4
Other underwriting expenses	.2	—	.2	.4	—	.4
Cost of sales	24.0	—	24.0	76.9	—	76.9
General and administrative expenses	42.7	(.3)	42.4	142.6	2.3	144.9
Interest expense on debt	.5	—	.5	2.6	—	2.6
Total expenses	70.9	(.3)	70.6	233.7	2.3	236.0
Pre-tax loss	(12.9)	(.9)	(13.8)	(67.7)	(5.1)	(72.8)
Income tax benefit	17.1	—	17.1	22.7	—	22.7
Net income (loss) from continuing operations	4.2	(.9)	3.3	(45.0)	(5.1)	(50.1)
Gain on sale of discontinued operations	47.9	—	47.9	414.5	—	414.5
Net income from discontinued operations	36.5	—	36.5	100.9	—	100.9
Net income (loss) (1)	88.6	(.9)	87.7	470.4	(5.1)	465.3
Net loss (income) attributable to non-controlling interests	3.1	—	3.1	(24.6)	—	(24.6)
Net income (loss) attributable to White Mountains's common shareholders	91.7	(.9)	90.8	445.8	(5.1)	440.7
Other comprehensive income (loss), net of tax	.2	(.2)	—	145.6	(.2)	145.4
Comprehensive income (loss)	91.9	(1.1)	90.8	591.4	(5.3)	586.1
Comprehensive loss attributable to non-controlling interests	.1	—	.1	.1	—	.1
Comprehensive income (loss) attributable to White Mountains's common shareholders	$92.0	$(1.1)	$90.9	$591.5	$(5.3)	$586.2

Basic and diluted earnings per share - continuing operations	$1.50	$(.18)	$1.32	$(13.49)	$(1.00)	$(14.49)
(1) The adjustment to net income resulted in a corresponding adjustment in the statement of cash flows, with an offsetting adjustment to the change in other assets and liabilities within the operating cash flows section. There was no change to cash flows from operations, cash flows from investing activities or cash flows from financing activities.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)

	Six months ended June 30, 2017
Millions, except for per share amounts	As previously reported	Adjustments	As revised
Revenues:
Earned insurance premiums	$5.2	$—	$5.2
Net investment income	27.5	—	27.5
Net realized and unrealized investment gains	70.0	—	70.0
Advertising and commission revenues	71.7	(6.6)	65.1
Other revenue	4.5	—	4.5
Total revenues	178.9	(6.6)	172.3
Expenses:
Loss and loss adjustment expenses	1.1	—	1.1
Insurance and acquisition expenses	2.2	—	2.2
Other underwriting expenses	.2	—	.2
Cost of sales	55.6	—	55.6
General and administrative expenses	117.9	.1	118.0
Interest expense on debt	.9	—	.9
Total expenses	177.9	.1	178.0
Pre-tax income (loss)	1.0	(6.7)	(5.7)
Income tax benefit	1.3	—	1.3
Net income (loss) from continuing operations	2.3	(6.7)	(4.4)
Loss on sale of discontinued operations	(1.6)	—	(1.6)
Net income from discontinued operations	35.7	—	35.7
Net income (loss)	36.4	(6.7)	29.7
Net loss (income) attributable to non-controlling interests	13.4	(.4)	13.0
Net income (loss) attributable to White Mountains's common shareholders	49.8	(7.1)	42.7
Other comprehensive income (loss), net of tax	1.7	(1.3)	.4
Comprehensive income (loss)	51.5	(8.4)	43.1
Comprehensive income attributable to non-controlling interests	(.1)	—	(.1)
Comprehensive income (loss) attributable to White Mountains's common shareholders	$51.4	$(8.4)	$43.0

Basic and diluted earnings per share - continuing operations	$3.42	$(1.59)	$1.83

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	As previously reported			Adjustments			As revised
	Years ended December 31,
Millions, except for per share amounts	2016	2015	2014	2016	2015	2014	2016	2015	2014
Revenues:
Earned insurance premiums	$13.4	$12.0	$7.9	$—	$—	$—	$13.4	$12.0	$7.9
Net investment income	32.1	10.9	12.2	—	—	—	32.1	10.9	12.2
Net realized and unrealized investment gains	(27.4)	260.5	38.1	—	—	—	(27.4)	260.5	38.1
Advertising and commission revenues	126.9	110.1	65.7	(8.6)	(2.7)	(.2)	118.3	107.4	65.5
Other revenue (1)	21.3	41.8	20.5	—	7.4	(6.9)	21.3	49.2	13.6
Total revenues	166.3	435.3	144.4	(8.6)	4.7	(7.1)	157.7	440.0	137.3
Expenses:
Loss and loss adjustment expenses	8.0	8.2	8.9	—	—	—	8.0	8.2	8.9
Insurance and acquisition expenses	5.6	6.3	2.9	—	—	—	5.6	6.3	2.9
Other underwriting expenses	.5	.4	.4	—	—	—	.5	.4	.4
Cost of sales	102.0	93.6	57.8	—	—	—	102.0	93.6	57.8
General and administrative expenses	183.7	193.2	144.9	2.2	7.5	—	185.9	200.7	144.9
Interest expense on debt	3.0	1.6	1.2	—	—	—	3.0	1.6	1.2
Total expenses	302.8	303.3	216.1	2.2	7.5	—	305.0	310.8	216.1
Pre-tax income	(136.5)	132.0	(71.7)	(10.8)	(2.8)	(7.1)	(147.3)	129.2	(78.8)
Income benefit (expense)	32.9	(12.7)	2.5	—	—	—	32.9	(12.7)	2.5
Net income from continuing operations	(103.6)	119.3	(69.2)	(10.8)	(2.8)	(7.1)	(114.4)	116.5	(76.3)
Gain on sale of discontinued operations	415.1	17.9	17.2	—	—	—	415.1	17.9	17.2
Net income from discontinued operations	108.3	117.2	296.4	—	—	—	108.3	117.2	296.4
Income (loss) before equity in earnings of unconsolidated affiliates	419.8	254.4	244.4	(10.8)	(2.8)	(7.1)	409.0	251.6	237.3
Equity in earnings of unconsolidated affiliates	—	25.1	45.6		—	—	—	25.1	45.6
Net income (loss)(2)	419.8	279.5	290.0	(10.8)	(2.8)	(7.1)	409.0	276.7	282.9
Net (income) loss attributable to non-controlling interests	(7.3)	18.1	22.2	.1	.4	.1	(7.2)	18.5	22.3
Net income (loss) attributable to White Mountains's common shareholders	412.5	297.6	312.2	(10.7)	(2.4)	(7.0)	401.8	295.2	305.2
Other comprehensive income, net of tax (1)	145.6	(100.4)	(104.9)	—	(7.4)	6.9	145.6	(107.8)	(98.0)
Comprehensive income (loss)	558.1	197.2	207.3	(10.7)	(9.8)	(.1)	547.4	187.4	207.2
Comprehensive (income) loss attributable to non-controlling interests	(.3)	—	3.3	—	—	—	(.3)	—	3.3
Comprehensive income (loss) attributable to White Mountains's common shareholders	$557.8	$197.2	$210.6	$(10.7)	$(9.8)	$(.1)	$547.1	$187.4	$210.5

Basic and diluted earnings per share - continuing operations	$(22.13)	$27.63	$(.24)	$(2.15)	$(.42)	$(1.16)	$(24.28)	$27.21	$(1.40)
(1) In 2015 and 2014, White Mountains recorded a foreign currency translation gain related to its investment in Symetra in net income when it should have been recorded through other comprehensive income. The correction to properly reflect the translation amount through other comprehensive income did not have any impact on comprehensive income attributable to White Mountains's common shareholders or to book value per share.
(2) The adjustment to net income resulted in a corresponding adjustment in the statement of cash flows, with an offsetting adjustment to the change in other assets and liabilities within the operating cash flows section. There was no change to cash flows from operations, cash flows from investing activities or cash flows from financing activities.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	As previously reported			Adjustments			As revised
	Years ended December 31,
Millions	2016	2015	2014	2016	2015	2014	2016	2015	2014

Common shares and paid-in surplus	$810.7	$978.2	$1,034.7	$—	$—	$—	$810.7	$978.2	$1,034.7

Retained earnings, beginning of year	3,084.9	3,010.5	2,801.9	(9.9)	(7.5)	(.5)	3,075.0	3,003.0	2,801.4
Share repurchases	(694.8)	(217.2)	(97.4)	—	—	—	(694.8)	(217.2)	(97.4)
Net income (loss)	412.5	297.6	312.2	(10.7)	(2.4)	(7.0)	401.8	295.2	305.2
Dividends	(5.4)	(6.0)	(6.2)	—	—	—	(5.4)	(6.0)	(6.2)
Retained earnings, end of year	2,797.2	3,084.9	3,010.5	(20.6)	(9.9)	(7.5)	2,776.6	3,075.0	3,003.0

Accumulated other comprehensive income, after tax, beginning of year	(149.9)	(49.5)	52.1	—	7.4	.5	(149.9)	(42.1)	52.6
Net change in foreign currency translation	31.4	(65.8)	(168.2)	—	(7.4)	6.9	31.4	(73.2)	(161.3)
Net other changes in AOCI	113.9	(34.6)	66.6	—	—	—	113.9	(34.6)	66.6
Accumulated other comprehensive income, after tax, end of year	(4.6)	(149.9)	(49.5)	—	—	7.4	(4.6)	(149.9)	(42.1)

Total White Mountains Common Shareholders' Equity	3,603.3	3,913.2	3,995.7	(20.6)	(9.9)	(.1)	3,582.7	3,903.3	3,995.6

Non-controlling interests, beginning of year	454.8	542.7	491.7	(.5)	(.1)	—	454.3	542.6	491.7
Net income (loss)	7.3	(18.1)	(22.2)	(.1)	(.4)	(.1)	7.2	(18.5)	(22.3)
Other changes in NCI	(328.2)	(69.8)	73.2	—	—	—	(328.2)	(69.8)	73.2
Non-controlling interests, end of year	133.9	454.8	542.7	(.6)	(.5)	(.1)	133.3	454.3	542.6

Total equity	$3,737.2	$4,368.0	$4,538.4	$(21.2)	$(10.4)	$(.2)	$3,716.0	$4,357.6	$4,538.2

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

	Nine months ended September 30, 2016			Six months ended June 30, 2017
Millions	As previously reported	Adjustments	As revised	As previously reported	Adjustments	As revised

Common shares and paid-in surplus	$809.8	$—	$809.8	$815.1	$.7	$815.8

Retained earnings, beginning of year	3,084.9	(9.9)	3,075.0	2,797.2	(20.6)	2,776.6
Share repurchases	(678.6)	—	(678.6)	(7.2)	—	(7.2)
Net income (loss)	445.8	(5.1)	440.7	49.8	(7.1)	42.7
Dividends	(5.4)	—	(5.4)	(4.6)	—	(4.6)
Retained earnings, end of period	2,846.7	(15.0)	2,831.7	2,835.2	(27.7)	2,807.5

Accumulated other comprehensive income, after tax, beginning of year	(149.9)	—	(149.9)	(4.6)	—	(4.6)
Net change in foreign currency translation	32.0	(.2)	31.8	1.6	(1.3)	.3
Net other changes in AOCI	113.6	—	113.6	—	—	—
Accumulated other comprehensive income, after tax, end of year	(4.3)	(.2)	(4.5)	(3.0)	(1.3)	(4.3)

Total White Mountains Common Shareholders' Equity	3,652.2	(15.2)	3,637.0	3,647.3	(28.3)	3,619.0

Non-controlling interests, beginning of year	454.8	(.5)	454.3	133.9	(.6)	133.3
Net income (loss)	24.6	—	24.6	(13.4)	.4	(13.0)
Other changes in NCI	(330.2)	—	(330.2)	(3.7)	(.7)	(4.4)
Non-controlling interests, end of period	149.2	(.5)	148.7	116.8	(.9)	115.9

Total equity	$3,801.4	$(15.7)	$3,785.7	$3,764.1	$(29.2)	$3,734.9

CONSOLIDATED BALANCE SHEETS

	December 31, 2016			December 31, 2015
Millions	As previously reported	Adjustments	As revised	As previously reported	Adjustments	As revised
Assets
Investments	$2,714.4	$—	$2,714.4	$1,679.7	$—	$1,679.7
Cash	80.2	—	80.2	77.8	—	77.8
Insurance premiums receivable	1.6	—	1.6	1.3	—	1.3
Deferred acquisition costs	10.6	—	10.6	6.9	—	6.9
Deferred tax asset	—	—	—	—	—	—
Accrued investment income	14.8	—	14.8	3.8	—	3.8
Accounts receivable on unsettled investment sales	4.8	—	4.8	11.4	—	11.4
Goodwill	31.7	(5.8)	25.9	24.1	(5.5)	18.6
Intangible assets	23.0	(3.7)	19.3	28.9	(2.0)	26.9
Assets held for sale	3,599.5	—	3,599.5	8,365.6	—	8,365.6
Other assets	64.1	(15.0)	49.1	83.1	(3.9)	79.2
Total assets	$6,544.7	$(24.5)	$6,520.2	$10,282.6	$(11.4)	$10,271.2
Liabilities
Unearned insurance premiums	$82.9	$—	$82.9	$50.2	$—	$50.2
Debt	12.7	—	12.7	64.7	—	64.7
Deferred tax liability	—	—	—	27.4	—	27.4
Accrued incentive compensation	95.7	—	95.7	96.2	—	96.2
Liabilities held for sale	2,569.3	—	2,569.3	5,618.1	—	5,618.1
Other liabilities	46.9	(3.3)	43.6	58.0	(1.0)	57.0
Total liabilities	2,807.5	(3.3)	2,804.2	5,914.6	(1.0)	5,913.6

Equity
White Mountains's common shares	4.6	—	4.6	5.6	—	5.6
Paid in surplus	806.1	—	806.1	972.6	—	972.6
Retained earnings	2,797.2	(20.6)	2,776.6	3,084.9	(9.9)	3,075.0
Accumulated other comprehensive income, net of tax	(4.6)	—	(4.6)	(149.9)	—	(149.9)
Total White Mountains's common shareholders' equity	3,603.3	(20.6)	3,582.7	3,913.2	(9.9)	3,903.3
Non-controlling interests	133.9	(.6)	133.3	454.8	(.5)	454.3
Total equity	3,737.2	(21.2)	3,716.0	4,368.0	(10.4)	4,357.6
Total liabilities and equity	$6,544.7	$(24.5)	$6,520.2	$10,282.6	$(11.4)	$10,271.2

CONSOLIDATED BALANCE SHEET (Unaudited)

	June 30, 2017
Millions	As previously reported	Adjustments	As revised
Assets
Investments	$2,692.9	$—	$2,692.9
Cash	53.3	—	53.3
Insurance and reinsurance premiums receivable	2.8	—	2.8
Deferred acquisition costs	13.0	—	13.0
Accrued investment income	16.0	—	16.0
Accounts receivable on unsettled investment sales	199.5	—	199.5
Goodwill	31.7	(5.8)	25.9
Intangible assets	17.8	(3.4)	14.4
Assets held for sale	3,696.4	—	3,696.4
Other assets	62.8	(19.7)	43.1
Total assets	$6,786.2	$(28.9)	$6,757.3
Liabilities
Unearned insurance premiums	$109.9	$—	$109.9
Debt	10.6	—	10.6
Accrued incentive compensation	63.3	—	63.3
Accounts payable for unsettled investment purchases	114.6	—	114.6
Liabilities held for sale	2,678.8	—	2,678.8
Other liabilities	44.9	.3	45.2
Total liabilities	3,022.1	.3	3,022.4

Equity
White Mountains's common shares	4.6	—	4.6
Paid in surplus	810.5	.7	811.2
Retained earnings	2,835.2	(27.7)	2,807.5
Accumulated other comprehensive income, net of tax	(3.0)	(1.3)	(4.3)
Total White Mountains's common shareholders' equity	3,647.3	(28.3)	3,619.0
Non-controlling interests	116.8	(.9)	115.9
Total equity	3,764.1	(29.2)	3,734.9
Total liabilities and equity	$6,786.2	$(28.9)	$6,757.3

Note 17. Contingencies

Legal Contingencies
White Mountains is subject to litigation and arbitration in the normal course of business. White Mountains considers the requirements of ASC 450 when evaluating its exposure to litigation and arbitration. ASC 450 requires that accruals be established for litigation and arbitration if it is probable that a loss has been incurred and it can be reasonably estimated. ASC 450 also requires that litigation and arbitration be disclosed if it is probable that a loss has been incurred or if there is a reasonable possibility that a loss may have been incurred. White Mountains does not have any current litigation that may have a material adverse effect on White Mountains’s financial condition, results of operations or cash flows.

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
The following discussion also include six non-GAAP financial measures (i) adjusted book value per share, (ii) percentage change in adjusted book value per share for the third quarter of 2017, which includes the estimated gain from the OneBeacon Transaction as if it had closed on June 30, 2017, (iii) adjusted capital, (iv) return on common equity securities and other long-term investments including high-yield fixed maturity investments, (v) return on fixed maturity investments excluding high-yield fixed maturity investments and (vi) earnings before interest, taxes, depreciation and amortization ("EBITDA"), that have been reconciled from their most comparable GAAP financial measures on page 76. White Mountains believes these measures to be useful in evaluating White Mountains’s financial performance and condition.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

Overview
White Mountains ended the third quarter of 2017 with book value per share of $925 and adjusted book value per share of $906. Book value per share increased 17% and 18% for the third quarter and first nine months of 2017, including dividends, and adjusted book value per share increased 17% and 15% for the third quarter and first nine months of 2017, including dividends. On September 28, 2017, OneBeacon was acquired by Intact Financial Corporation in an all-cash transaction for $18.10 per share (the “OneBeacon Transaction”). The increases in book value per share and adjusted book value per share were primarily driven by the gain from the OneBeacon Transaction, good investment returns, and share repurchases at a discount to book value per share and adjusted book value per share as of September 30, 2017.
During the second quarter of 2017, White Mountains changed its calculation of adjusted book value per share (i) to include a discount for the time value of money arising from the expected timing of cash payments of principal and interest on the BAM Surplus Notes and (ii) to add back the unearned premium reserve, net of deferred acquisition costs, at HG Global. See “NON-GAAP FINANCIAL MEASURES” on page 76.
Including the estimated net gain from the OneBeacon Transaction as if it had closed on June 30, 2017, book value per share would have been approximately $908 and adjusted book value per share would have been approximately $890 as of June 30, 2017. Had the OneBeacon Transaction closed on June 30, 2017, White Mountains’s book value per share would have increased 1.9% and adjusted book value per share would have increased 1.8% for the third quarter of 2017, driven primarily by good investment returns. See NON-GAAP FINANCIAL MEASURES on page 76.
The net gain from the OneBeacon Transaction recorded in the third quarter of 2017 increased by $34 per share to $150 per share from the estimated net gain reported in the second quarter of 2017. Approximately $26 per share was attributable to the decrease in the book value per share denominator from share repurchases in the third quarter of 2017. The remainder of the increase was attributable to (1) $4 per share from OneBeacon’s regular dividend, which was paid during the third quarter of 2017, and (2) $4 per share from OneBeacon’s loss from operations. OneBeacon’s results from operations reduced OneBeacon’s equity in the period between signing and closing, thereby increasing the gain recorded on the OneBeacon Transaction because the OneBeacon Transaction was a fixed price deal.
The GAAP total return on invested assets, including continuing operations and discontinued operations, was 1.4% and 4.3% for the third quarter and first nine months of 2017 compared to 0.9% and 3.3% for the third quarter and first nine months of 2016.

The fixed income portfolio returned 0.9% and 2.7% for the third quarter and first nine months of 2017, outperforming the longer duration Bloomberg Barclays U.S. Intermediate Aggregate Index returns of 0.7% and 2.3%, as interest rates rose in both periods. White Mountains’s portfolio of common equity securities, other long-term investments and high-yield fixed maturity investments returned 2.4% and 8.6% for the third quarter and first nine months of 2017, underperforming the S&P 500 Index returns of 4.5% and 14.2%. The underperformance versus the S&P 500 Index return for the third quarter and first nine months of 2017 was primarily a result of asset allocation, as high yield fixed maturity investments failed to keep pace with the S&P 500 Index, and unfavorable performance in other long-term investments, primarily attributable to losses from foreign currency forward contracts. The losses from the foreign currency forward contracts were offset by the currency gains from non-USD denominated fixed maturity investments and non-USD denominated common equity securities. See Summary of Investment Results on page 65.
During the third quarter of 2017, White Mountains repurchased and retired 821,842 of its common shares for $715 million at an average price per share of $870, or approximately 94% of White Mountains’s September 30, 2017 book value per share and 96% of White Mountains’s September 30, 2017 adjusted book value per share.
BAM’s gross written premiums and member surplus contributions totaled $19 million and $68 million in the third quarter and first nine months of 2017, compared to $21 million and $53 million in the third quarter and first nine months of 2016. Total pricing, which is premiums plus member surplus contributions weighted by the par value of bonds insured, was 103 and 99 basis points in the third quarter and first nine months of 2017, up from 69 and 63 basis points in the third quarter and first nine months of 2016. BAM insured municipal bonds with par value of $2.0 billion and $7.1 billion in the third quarter and first nine months of 2017, compared to $3.0 billion and $8.5 billion in the third quarter and first nine months of 2016. For the third quarter of 2017, the decrease was primarily due to lower new municipal bond issuance volume compared to the third quarter of 2016. For the first nine months of 2017, the lower insured volume was also due to rating uncertainty during Standard & Poor's review of BAM in the second quarter of 2017. BAM’s total claims paying resources increased $43 million to $687 million in the first nine months of 2017, compared to an increase of $28 million to $629 million in the first nine months of 2016.
MediaAlpha’s pre-tax loss was $1 million and $3 million in the third quarter and first nine months of 2017, compared to $1 million and $3 million in both the third quarter and first nine months of 2016. MediaAlpha’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $2 million and $5 million in the third quarter and first nine months of 2017, compared to $1 million and $6 million in the third quarter and first nine months of 2016. For the third quarter of 2017, the increase in EBITDA was primarily driven by increased gross profit contributions from the P&C and Health/Life verticals of $1 million. For the first nine months of 2017, the decrease in EBITDA was primarily driven by increased operating expenses of $2 million, partially offset by an increase in gross profit of $1 million.
In October 2017, White Mountains discovered that the former CEO of Wobi, one of its overseas portfolio companies, had been reporting overstated commission revenues and related receivables to White Mountains. As a result, White Mountains has revised certain of its previously issued financial statements. The revisions resulted in reductions to commission revenues and commissions receivable. In addition, the overstatements led White Mountains to write down the goodwill and other intangible assets related to Wobi to zero. See Note 16 — “Financial Statement Revisions” on page 43. Upon discovery of the overstatements, White Mountains initiated an investigation, conducted by outside counsel, of the reporting of these overstatements by Wobi to White Mountains. That investigation is complete. Wobi is conducting a separate investigation with the assistance of Israeli counsel to support the preparation of Wobi’s standalone financial statements. The results of that separate investigation, which is ongoing, are not expected to impact White Mountains’s financial statements.

 Adjusted Book Value Per Share
During the second quarter of 2017, White Mountains changed its calculation of adjusted book value per share (i) to include a discount for the time value of money arising from the expected timing of cash payments of principal and interest on the BAM Surplus Notes and (ii) to add back the unearned premium reserve, net of deferred acquisition costs, at HG Global. See NON-GAAP FINANCIAL MEASURES on page 76.
The following table presents White Mountains’s book value per share and reconciles it to adjusted book value per share, a non-GAAP measure.

	September 30, 2017	June 30, 2017	December 31, 2016	September 30, 2016
Book value per share numerators (in millions):
White Mountains’s common shareholders’ equity	$3,468.8	$3,619.0	$3,582.7	$3,637.0
Future proceeds from options (1)	—	—	29.7	89.0
Time-value of money discount on expected future payments on the BAM Surplus Notes (2)	(161.8)	(166.7)	N/A	N/A
HG Global’s unearned premium reserve (2)	88.4	81.5	N/A	N/A
HG Global’s net deferred acquisition costs (2)	(19.6)	(17.6)	N/A	N/A
Adjusted book value per share numerator	$3,375.8	$3,516.2	$3,612.4	$3,726.0
Book value per share denominators (in thousands of shares):
Common shares outstanding	3,750.0	4,571.6	4,563.8	4,578.7
Unearned restricted shares	(22.7)	(27.4)	(25.9)	(31.8)
Options assumed issued (1)	—	—	40.0	120.0
Adjusted book value per share denominator	3,727.3	4,544.2	4,577.9	4,666.9
GAAP book value per share	$925.04	$791.61	$785.01	$794.33
Adjusted book value per share	$905.72	$773.77	$789.08	$798.40
Year-to-date dividends paid per share	$1.00	$1.00	$1.00	$1.00
(1) Adjusted book value per share at December 31, 2016 and September 30, 2016 includes the impact of non-qualified stock options that were exercisable for $742 per common share. All non-qualified options were exercised prior to their expiration date of January 20, 2017.
(2) Amount reflects White Mountains’s ownership in HG Global of 96.9%.

Goodwill and Other Intangible Assets
The following table is a summary of goodwill and other intangible assets that are included in White Mountains’s book value as of September 30, 2017, December 31, 2016, and September 30, 2016:

Millions	September 30, 2017	December 31, 2016	September 30, 2016
Goodwill
MediaAlpha	$18.3	$18.3	$18.3
Buzzmove	7.6	7.6	7.6
Total goodwill	25.9	25.9	25.9
Other intangible assets
MediaAlpha	11.0	18.3	20.7
Buzzmove	0.9	1.0	1.1
Total other intangible assets	11.9	19.3	21.8
Total goodwill and other intangible assets (1)	37.8	45.2	47.7
Goodwill and other intangible assets held for sale	—	1.2	6.7
Goodwill and other intangible assets attributed to non-controlling interests	(13.7)	(17.1)	(18.2)
Goodwill and other intangible assets included in White Mountains's common shareholders' equity	$24.1	$29.3	$36.2
(1) See Note 4 — “Goodwill and Other Intangible Assets” for details of other intangible assets.

Review of Consolidated Results

White Mountains’s consolidated financial results for the three and nine months ended September 30, 2017 and 2016 follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2017	2016	2017	2016
Gross written premiums	$10.9	$12.3	$42.9	$35.9
Net written premiums	$10.9	$10.7	$43.7	$30.3
Revenues
Earned insurance premiums	$2.4	$3.4	$7.6	$10.2
Net investment income	12.2	9.6	39.7	18.2
Net realized and unrealized investment gains	32.5	10.9	102.5	27.2
Advertising and commission revenues	38.8	28.2	103.9	89.6
Other revenue	1.6	4.7	6.1	18.0
Total revenues	87.5	56.8	259.8	163.2
Expenses
Loss and loss adjustment expenses	—	2.2	1.1	6.8
Insurance acquisition expenses	.9	1.3	3.1	4.4
Other underwriting expenses	.1	.2	.3	.4
Cost of sales	33.1	24.0	88.7	76.9
General and administrative expenses	41.7	39.9	154.9	137.0
General and administrative expenses—intangible asset amortization	2.4	2.5	7.3	7.9
Interest expense	.9	.5	1.8	2.6
Total expenses	79.1	70.6	257.2	236.0
Pre-tax (loss) income from continuing operations	8.4	(13.8)	2.6	(72.8)
Income tax benefit	4.0	17.1	5.3	22.7
Net income (loss) from continuing operations	12.4	3.3	7.9	(50.1)
Income on sale of discontinued operations, net of tax	554.3	47.9	552.7	414.5
Net (loss) income from discontinued operations, net of tax	(15.2)	36.5	20.5	100.9
Net income	551.5	87.7	581.1	465.3
Net loss (income) attributable to non-controlling interests	10.6	3.1	23.6	(24.6)
Net income attributable to White Mountains’s common shareholders	562.1	90.8	604.7	440.7
Change in foreign currency translation, net of tax	—	.2	.2	(.4)
Change in foreign currency translation and other from discontinued operations, net of tax	3.0	(.3)	3.2	145.8
Comprehensive income	565.1	90.7	608.1	586.1
Comprehensive income attributable to non-controlling interests	—	.1	(.1)	.1
Comprehensive income attributable to White Mountains’s common shareholders	$565.1	$90.8	$608.0	$586.2

Consolidated Results - Three Months Ended September 30, 2017 versus Three Months Ended September 30, 2016
White Mountains’s total revenues increased 54% to $88 million in the second quarter of 2017, driven by higher investment returns. Net realized and unrealized investment gains increased to $33 million in the third quarter of 2017, compared to $11 million in the third quarter of 2016. Net investment income was $12 million in the third quarter of 2017 compared to $10 million in the third quarter of 2016. The improved investment results were driven primarily by higher equity returns in the third quarter of 2017 compared to the third quarter of 2016. See Summary of Investment Results on page 65. Advertising and commission revenues were $39 million in the third quarter of 2017, compared to $28 million in third quarter of 2016. The increase was primarily driven by $6 million of revenue growth in MediaAlpha's property and casualty (“P&C”) verticals, which includes auto, motorcycle, and home insurance, and $5 million of revenue growth in the non-P&C verticals, which include Health/Life, Travel and other verticals.
White Mountains’s total expenses increased 12% to $79 million in the third quarter of 2017, primarily due to cost of sales, which increased 38% to $33 million in the third quarter of 2017, compared to $24 million in the third quarter of 2016. The increase in cost of sales was driven by the 37% increase in revenue at MediaAlpha.

White Mountains’s effective tax rate for the third quarter 2017 was (47.6)%. White Mountains’s effective tax rate related to pre-tax income from continuing operations for the third quarter of 2017 was different from the U.S. statutory rate of 35% primarily due to a full valuation allowance on all U.S. operations, a tax benefit recorded at BAM, and consolidated pre-tax loss being near break-even.  For the third quarter of 2017, BAM had amounts recorded in shareholders’ equity related to its member surplus contributions that were available to partially offset its loss from continuing operations.  As a result, BAM recorded a tax benefit of $2 million in net income from continuing operations, with an offsetting amount recorded in shareholders’ equity.
White Mountains’s effective tax rate for the third quarter of 2016 was (123.9)%. White Mountains’s effective tax rate related to pre-tax loss from continuing operations for the third quarter of 2016 was different from the U.S. statutory rate of 35%, primarily due to a full valuation allowance on all U.S. operations and changes in forecasted earnings by jurisdiction used in determining interim tax expense. The rate was also impacted by a $14 million tax benefit recognized in continuing operations related to the reversal of a valuation allowance on income that was recognized within discontinued operations. For the third quarter of 2016, BAM had amounts recorded in shareholders’ equity related to member surplus contributions that were available to partially offset its loss from continuing operations. As a result, BAM recorded a tax benefit of $3 million in net income from continuing operations, with an offsetting amount recorded in shareholders’ equity.

Consolidated Results - Nine Months Ended September 30, 2017 versus Nine Months Ended September 30, 2016
White Mountains’s total revenues increased 59% to $260 million in the first nine months of 2017, driven by higher investment returns. Net realized and unrealized investment gains increased to $103 million in the first nine months of 2017, compared to $27 million in the first nine months of 2016. Net investment income was $40 million in the first nine months of 2017 compared to $18 million in the first nine months of 2016. The improved investment results were driven primarily by higher equity returns in the first nine months of 2017 compared to the first nine months of 2016 and a larger invested asset base after receiving the proceeds from the sale of Sirius Group in the second quarter of 2016. See Summary of Investment Results on page 65. Advertising and commission revenues were $104 million in the first nine months of 2017, compared to $90 million in the first nine months of 2016. The increase was primarily driven by the continued growth in MediaAlpha’s non-P&C verticals.
White Mountains’s total expenses increased 9% to $257 million in the first nine months of 2017, primarily due to general and administrative expenses, which increased 13% to $155 million in the first nine months of 2017, and cost of sales, which increased 15% to $89 million in the first nine months of 2017. The increase in general and administrative expenses was driven by compensation expenses related to former company executives and higher incentive compensation costs resulting from the OneBeacon Transaction.  The increase in cost of sales was driven by the 14% increase in revenue at MediaAlpha.
White Mountains’s effective tax rate for the first nine months of 2017 was (203.9)%. White Mountains’s effective tax rate related to pre-tax income from continuing operations for the first nine months of 2017 was different from the U.S. statutory rate of 35%, primarily due to a full valuation allowance on all U.S. operations, a tax benefit recorded at BAM and consolidated pre-tax income being near break-even.  For the first nine months of 2017, BAM had amounts recorded in shareholders’ equity related to its member surplus contributions that were available to partially offset its loss from continuing operations.  As a result, BAM recorded a tax benefit of $7 million in net income from continuing operations, with an offsetting amount recorded in shareholders’ equity.
White Mountains’s effective tax rate for the first nine months of 2016 was (31.2)%. White Mountains’s effective tax rate related to pre-tax loss from continuing operations for the first nine months of 2016 was different from the U.S. statutory rate of 35%, primarily due to a full valuation allowance on all U.S. operations and changes in forecasted earnings by jurisdiction used in determining interim tax expense. The rate was also impacted by a $14 million tax benefit recognized in continuing operations related to the reversal of a valuation allowance on income that was recognized within discontinued operations. For the first nine months of 2016, BAM had amounts recorded in shareholders’ equity related to member surplus contributions that were available to partially offset its loss from continuing operations. As a result, BAM recorded a tax benefit of $8 million in net income from continuing operations, with an offsetting amount recorded in shareholders’ equity.

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
During the second quarter of 2017, in order to further support BAM’s long-term capital position and business prospects, HG Global agreed to contribute the $203 million Series A BAM Surplus Notes (“Series A Notes”) into the supplemental collateral trust (the “Supplemental Trust”) at HG Re, HG Global’s wholly owned reinsurance subsidiary. The Supplemental Trust already holds the $300 million Series B BAM Surplus Notes (“Series B Notes” and, collectively with the Series A Notes, the “BAM Surplus Notes”). Assets held in the Supplemental Trust serve to collateralize HG Re’s obligations to BAM under the first loss reinsurance treaty between BAM and HG Re. HG Global and BAM also agreed to change the payment terms of the Series B Notes, so that payments will reduce principal and accrued interest on a pro rata basis, consistent with the payment terms on the Series A Notes. The terms of the Series B Notes had previously stipulated that payments would first reduce interest owed, then reduce principal owed once all accrued interest had been paid. The New York Department of Financial Services approved these changes in the third quarter of 2017.
During the second quarter of 2017, HG Global and BAM also made certain changes to the ceding commission arrangements under the reinsurance treaty between HG Re and BAM. These changes will accelerate growth in BAM’s statutory capital but will not impact the net risk premium ceded from BAM to HG Re.
On June 6, 2017, S&P placed BAM on credit watch negative and initiated a detailed review of BAM’s financial strength rating. On June 26, 2017, S&P concluded its review and affirmed BAM’s “AA/Stable” financial strength rating.
The following table presents the components of pre-tax income included in White Mountains’s HG Global/BAM segment related to the consolidation of HG Global, which includes HG Re and its other wholly-owned subsidiaries, and BAM for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017
Millions	HG Global	BAM	Eliminations	Total
Gross written premiums	$—	$10.9	$—	$10.9
Assumed (ceded) written premiums	9.0	(9.0)	—	—
Net written premiums	$9.0	$1.9	$—	$10.9

Earned insurance premiums	$1.8	$.6	$—	$2.4
Net investment income	1.0	2.3	—	3.3
Net investment income - BAM Surplus Notes	4.8	—	(4.8)	—
Net realized and unrealized investment gains	.1	.7	—	0.8
Other revenue	—	.2	—	.2
Total revenues	7.7	3.8	(4.8)	6.7
Insurance acquisition expenses	.4	.5	—	.9
Other underwriting expenses	—	.1	—	.1
General and administrative expenses	.3	10.3	—	10.6
Interest expense - BAM Surplus Notes	—	4.8	(4.8)	—
Total expenses	.7	15.7	(4.8)	11.6
Pre-tax income (loss)	$7.0	$(11.9)	$—	$(4.9)
Supplemental information:
Member Surplus Contributions (1)	$—	$8.4	$—	$8.4

	Three Months Ended September 30, 2016
Millions	HG Global	BAM	Eliminations	Total
Gross written premiums	$—	$9.2	$—	$9.2
Assumed (ceded) written premiums	6.2	(6.2)	—	—
Net written premiums	$6.2	$3.0	$—	$9.2

Earned insurance premiums	$1.2	$.3	$—	$1.5
Net investment income	.6	1.7	—	2.3
Net investment income - BAM Surplus Notes	4.5	—	(4.5)	—
Net realized and unrealized investment gains	(.3)	(1.6)	—	(1.9)
Other revenue	—	.4	—	.4
Total revenues	6.0	.8	(4.5)	2.3
Insurance acquisition expenses	.2	.6	—	.8
Other underwriting expenses	—	.1	—	.1
General and administrative expenses	.6	9.3	—	9.9
Interest expense - BAM Surplus Notes	—	4.5	(4.5)	—
Total expenses	.8	14.5	(4.5)	10.8
Pre-tax income (loss)	$5.2	$(13.7)	$—	$(8.5)
Supplemental information:
Member Surplus Contributions (1)	$—	$11.5	$—	$11.5
(1) Member surplus contributions are recorded directly to BAM's equity, which is recorded as non-controlling interest on White Mountains's balance sheet.

	Nine Months Ended September 30, 2017
Millions	HG Global	BAM	Eliminations	Total
Gross written premiums	$—	$42.0	$—	$42.0
Assumed (ceded) written premiums	35.4	(35.4)	—	—
Net written premiums	$35.4	$6.6	$—	$42.0

Earned insurance premiums	$5.0	$1.6	$—	$6.6
Net investment income	2.4	6.5	—	8.9
Net investment income - BAM Surplus Notes	14.3	—	(14.3)	—
Net realized and unrealized investment gains	.4	2.8	—	3.2
Other revenue	—	.8	—	.8
Total revenues	22.1	11.7	(14.3)	19.5
Insurance acquisition expenses	1.0	2.0	—	3.0
Other underwriting expenses	—	.3	—	.3
General and administrative expenses	.8	30.7	—	31.5
Interest expense - BAM Surplus Notes	—	14.3	(14.3)	—
Total expenses	1.8	47.3	(14.3)	34.8
Pre-tax income (loss)	$20.3	$(35.6)	$—	$(15.3)
Supplemental information:
Member Surplus Contributions (1)	$—	$25.7	$—	$25.7
(1) Member Surplus Contributions are recorded directly to BAM's equity, which is recorded as non-controlling interest on White Mountains's balance sheet.

	Nine Months Ended September 30, 2016
Millions	HG Global	BAM	Eliminations	Total
Gross written premiums	$—	$24.9	$—	$24.9
Assumed (ceded) written premiums	18.0	(18.0)	—	—
Net written premiums	$18.0	$6.9	$—	$24.9

Earned insurance premiums	$3.1	$1.0	$—	$4.1
Net investment income	1.6	5.1	—	6.7
Net investment income - BAM Surplus Notes	13.4	—	(13.4)	—
Net realized and unrealized investment gains	2.3	6.5	—	8.8
Other revenue	—	.8	—	.8
Total revenues	20.4	13.4	(13.4)	20.4
Insurance acquisition expenses	.6	1.9	—	2.5
Other underwriting expenses	—	.3	—	.3
General and administrative expenses	1.4	28.1	—	29.5
Interest expense - BAM Surplus Notes	—	13.4	(13.4)	—
Total expenses	2.0	43.7	(13.4)	32.3
Pre-tax income (loss)	$18.4	$(30.3)	$—	$(11.9)
Supplemental information:
Member Surplus Contributions (1)	$—	$28.2	$—	$28.2
(1) Member Surplus Contributions are recorded directly to BAM's equity, which is recorded as non-controlling interest on White Mountains's balance sheet.

HG Global/BAM Results—Three Months Ended September 30, 2017 versus Three Months Ended September 30, 2016
In the third quarter of 2017, BAM insured $2.0 billion of municipal bonds, $1.9 billion of which were in the primary market, compared to $3.0 billion of municipal bonds, $2.7 billion of which were in the primary market, insured in the third quarter of 2016. The decrease in par value insured by BAM in the third quarter of 2017 was primarily due to 22% lower new municipal bond issuance volume in the third quarter of 2017 compared to the third quarter of 2016. Gross written premiums and member surplus contributions totaled $19 million for the third quarter of 2017, compared to $21 million for the third quarter of 2016. Total pricing, which is gross written premiums plus member surplus contributions, weighted by the par value of bonds insured, was 103 basis points in the third quarter of 2017, up from 69 basis points in the third quarter of 2016. HG Global reported GAAP pre-tax income of $7 million in the third quarter of 2017, compared to $5 million the third quarter of 2016. Results for the third quarter of 2017 and 2016 were both driven by $5 million of interest income on the BAM Surplus Notes.
As a mutual insurance company that is owned by its members, BAM’s results do not affect White Mountains’s book value per share and adjusted book value per share. However, White Mountains consolidates BAM’s results in its GAAP financial statements and its results are attributed to non-controlling interests. White Mountains reported $12 million of GAAP pre-tax loss from BAM in the third quarter of 2017, compared to $14 million in the third quarter of 2016. The decrease in pre-tax loss was primarily due to higher investment returns. Results for the third quarter of 2017 include $5 million of interest expense on the BAM Surplus Notes and $10 million of operating expenses, compared to $5 million of interest expense and $9 million of operating expenses in the third quarter of 2016.

HG Global/BAM Results—Nine Months Ended September 30, 2017 versus Nine Months Ended September 30, 2016
In the first nine months of 2017, BAM insured $7.1 billion of municipal bonds, $6.5 billion of which were in the primary market, compared to $8.5 billion of municipal bonds, $7.9 billion of which were in the primary market, insured in the first nine months of 2016. The decrease in par value insured by BAM in the first nine months of 2017 was primarily due to lower new municipal bond issuance volume in the third quarter of 2017 compared to the third quarter of 2016 and rating uncertainty during S&P’s review of BAM in the second quarter of 2017. Gross written premiums and member surplus contributions totaled $68 million for the first nine months of 2017, compared to $53 million for the first nine months of 2016. Total pricing was 99 basis points in the first nine months of 2017, up from 63 basis points in the first nine months of 2016.
HG Global reported GAAP pre-tax income of $20 million in the first nine months of 2017, compared to $18 million in the first nine months of 2016. Results for the first nine months of 2017 were driven by $14 million of interest income on the BAM Surplus Notes, compared to $13 million of interest income in the first nine months of 2016. The increase in the interest income is due to the increase in the variable rate of the BAM Surplus Notes which is set annually. The variable rate is 3.78% for 2017 and was 3.54% for 2016.
White Mountains reported $36 million of GAAP pre-tax loss from BAM in the first nine months of 2017, compared to $30 million in the first nine months of 2016. Results for the first nine months of 2017 include $14 million of interest expense on the BAM Surplus Notes and $31 million of operating expenses, compared to $13 million interest expense and $28 million of operating expenses in the first nine months of 2016. The increase in pre-tax loss in the first nine months of 2017 was primarily due to lower realized and unrealized investment gains.

Claims Paying Resources
BAM’s “claims paying resources” represent the capital and other financial resources BAM has available to pay claims and, as such, is a key indication of BAM’s financial strength. BAM’s claims-paying resources include BAM’s qualified statutory capital, including member surplus contributions and contingency reserves, net unearned premiums, present value of future installment premiums and member surplus contributions and the first loss reinsurance protection provided by HG Re, which is collateralized and held in trusts. BAM expects member surplus contributions and HG Re’s reinsurance protection to be the primary drivers of continued growth of its claims-paying resources.
As of September 30, 2017, BAM’s claims paying resources increased 7% to $687 million from $644 million as of December 31, 2016. The increase was primarily driven by a $26 million increase in the HG Re collateral trusts and $26 million of member surplus contributions, partially offset by BAM’s $19 million statutory net loss for the nine months ended September 30, 2017.
The following table presents BAM’s total claims paying resources as of September 30, 2017 and December 31, 2016:

Millions	September 30, 2017	December 31, 2016
Policyholders’ surplus	$429.2	$431.5
Contingency reserve	31.6	22.7
Qualified statutory capital	460.8	454.2
Net unearned premiums	27.9	23.2
Present value of future installment premiums and member surplus contributions	8.8	3.3
Collateral trusts	189.2	163.0
Claims paying resources	$686.7	$643.7

As of September 30, 2016, BAM’s claims paying resources increased 5% to $629 million from $601 million as of December 31, 2015. The increase was primarily driven by $28 million of member surplus contributions and $18 million increase in the HG Re collateral trusts, partially offset by BAM’s statutory net loss for the nine months ended of $24 million.
The following table presents BAM’s total claims paying resources as of September 30, 2016 and December 31, 2015:

Millions	September 30, 2016	December 31, 2015
Policyholders’ surplus	$432.8	$437.2
Contingency reserve	19.9	12.4
Qualified statutory capital	452.7	449.6
Net unearned statutory premiums	18.8	12.5
Present value of future installment premiums and member surplus contributions	3.3	2.6
Collateral trusts	154.2	136.6
Claims paying resources	$629.0	$601.3

HG Global/BAM Balance Sheets
The following table presents amounts from HG Global, which includes HG Re and its other wholly-owned subsidiaries, and BAM that are contained within White Mountains’s consolidated balance sheet as of September 30, 2017 and December 31, 2016:

	September 30, 2017
Millions	HG Global	BAM	Eliminations and Segment Adjustment	Total
Assets
Fixed maturity investments	$185.1	$446.3	$—	$631.4
Short-term investments	32.6	43.2	—	75.8
Total investments	217.7	489.5	—	707.2
Cash	1.1	18.1	—	19.2
BAM Surplus Notes	503.0	—	(503.0)	—
Accrued interest receivable on BAM Surplus Notes	122.3	—	(122.3)	—
Deferred acquisition costs	20.1	(6.0)	—	14.1
Insurance premiums receivable	2.6	4.6	(2.8)	4.4
Accounts receivable on unsettled investment sales	12.4	.1	—	12.5
Other assets	.5	7.9	—	8.4
Total assets	$879.7	$514.2	$(628.1)	$765.8

Liabilities
BAM Surplus Notes(1)	$—	$503.0	$(503.0)	$—
Accrued interest payable on BAM Surplus Notes(2)	—	122.3	(122.3)	—
Preferred dividends payable to White Mountains’s subsidiaries(3)	216.1	—	—	216.1
Preferred dividends payable to non-controlling interests	6.9	—	—	6.9
Unearned insurance premiums	91.3	27.2	—	118.5
Accounts payable on unsettled investment purchases	41.8	2.3	—	44.1
Other liabilities	.7	19.6	(2.8)	17.5
Total liabilities	356.8	674.4	(628.1)	403.1

Equity
White Mountains’s common shareholders’ equity	506.7	—	—	506.7
Non-controlling interests	16.2	(160.2)	—	(144.0)
Total equity	522.9	(160.2)	—	362.7
Total liabilities and equity	$879.7	$514.2	$(628.1)	$765.8

(1)	Under GAAP, the BAM Surplus Notes are classified as debt by the issuer. Under U.S. Statutory accounting, they are classified as surplus.

(2)
Under GAAP, interest accrues daily on the BAM Surplus Notes. Under U.S. Statutory accounting, interest is not accrued on the BAM Surplus Notes until it has been approved for payment by insurance regulators.

(3)	Dividends on HG Global preferred shares payable to White Mountains's subsidiaries are eliminated in White Mountains's consolidated financial statements.

	December 31, 2016
Millions	HG Global	BAM	Eliminations and Segment Adjustment	Total Segment
Assets
Fixed maturity investments	$155.2	$430.0	$—	$585.2
Short-term investments	6.4	38.1	—	44.5
Total investments	161.6	468.1	—	629.7
Cash	1.9	25.1	—	27.0
BAM Surplus Notes	503.0	—	(503.0)	—
Accrued interest receivable on BAM Surplus Notes	108.0	—	(108.0)	—
Deferred acquisition costs	11.0	(.4)	—	10.6
Insurance premiums receivable	.9	1.7	(1.0)	1.6
Other assets	.6	38.6	—	39.2
Total assets	$787.0	$533.1	$(612.0)	$708.1
Liabilities
BAM Surplus Notes(1)	$—	$503.0	$(503.0)	$—
Accrued interest payable on BAM Surplus Notes(2)	—	108.0	(108.0)	—
Preferred dividends payable to White Mountains’s subsidiaries(3)	180.5	—	—	180.5
Preferred dividends payable to non-controlling interests	5.7	—	—	5.7
Unearned insurance premiums	60.7	22.2	—	82.9
Other liabilities	.7	50.8	(1.0)	50.5
Total liabilities	247.6	684.0	(612.0)	319.6
Equity
White Mountains’s common shareholders’ equity	522.8	—	—	522.8
Non-controlling interests	16.6	(150.9)	—	(134.3)
Total equity	539.4	(150.9)	—	388.5
Total liabilities and equity	$787.0	$533.1	$(612.0)	$708.1

(1)	Under GAAP, the BAM Surplus Notes are classified as debt by the issuer. Under U.S. Statutory accounting, they are classified as surplus.

(2)
Under GAAP, interest accrues daily on the BAM Surplus Notes. Under U.S. Statutory accounting, interest is not accrued on the BAM Surplus Notes until it has been approved for payment by insurance regulators.

(3)	Dividends on HG Global preferred shares payable to White Mountains's subsidiaries are eliminated in White Mountains's consolidated financial statements.

Par Value of Policies Issued and Priced by BAM
Periodically, BAM publishes the gross par value of policies priced during the period while amounts recorded for accounting purposes are based on the gross par value of policies issued. The following table reconciles the gross par value of policies issued to the gross par value of policies priced for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2017	2016	2017	2016
Gross par value of primary market policies issued	$1,872.5	$2,736.6	$6,487.8	$7,917.0
Gross par value of secondary market policies issued	170.9	236.7	627.6	574.1
Total gross par value of policies issued	2,043.4	2,973.3	7,115.4	8,491.1

Gross par value of policies priced yet to close	535.2	428.8	535.2	428.8
Less: Gross par value of policies closed that were previously priced	(163.7)	(861.8)	(353.3)	(298.6)
Total gross par value of policies priced	$2,414.9	$2,540.3	$7,297.3	$8,621.3

MediaAlpha

The following table presents the components of GAAP net loss and EBITDA included in White Mountains’s MediaAlpha segment for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2017	2016	2017	2016
Advertising and commission revenues	$37.9	$27.6	$101.2	$88.4
Cost of sales	32.2	23.0	86.0	74.0
Gross profit	5.7	4.6	15.2	14.4
General and administrative expenses—other	3.8	3.2	10.7	8.7
General and administrative expenses—amortization of intangible assets	2.3	2.5	7.2	7.6
Interest expense	.1	.2	.6	.7
GAAP pre-tax loss	(.5)	(1.3)	(3.3)	(2.6)
Income tax expense	—	—	—	—
GAAP net loss	(.5)	(1.3)	(3.3)	(2.6)

Add back:
Interest expense	.1	.2	.6	.7
Income tax expense	—	—	—	—
General and administrative expenses—depreciation	—	—	.1	.1
General and administrative expenses—amortization of intangible assets	2.3	2.5	7.2	7.6
EBITDA	$1.9	$1.4	$4.6	$5.8

MediaAlpha Results—Three Months Ended September 30, 2017 versus Three Months Ended September 30, 2016
MediaAlpha reported net loss of $1 million in both the third quarter of 2017 and the third quarter of 2016. EBITDA was $2 million in the third quarter of 2017, compared to $1 million in the third quarter of 2016. For the third quarter of 2017, the increase in EBITDA was primarily driven by increased gross profit contributions from the P&C and Health/Life verticals of $1 million.
Advertising and commission revenues were $38 million in the third quarter of 2017, compared to $28 million in third quarter of 2016. The increase was primarily driven by $6 million of revenue growth in MediaAlpha's P&C verticals and $5 million of revenue growth in the non-P&C verticals.
MediaAlpha’s cost of sales is comprised primarily of revenue share based payments to partners. Cost of sales were $32 million in the third quarter of 2017, compared to $23 million in the third quarter of 2016. The 40% increase in cost of sales was driven by the 37% increase in revenue.

MediaAlpha Results—Nine Months Ended September 30, 2017 versus Nine Months Ended September 30, 2016
MediaAlpha reported net loss of $3 million in both the first nine months of 2017 and the first nine months of 2016. EBITDA was $5 million in the first nine months of 2017, compared to $6 million in the first nine months of 2016. For the first nine months of 2017, the decrease in EBITDA was primarily driven by increased operating expenses of $2 million, partially offset by an increase in gross profit of $1 million.
Advertising and commission revenues were $101 million in the first nine months of 2017, compared to $88 million in the first nine months of 2016. The increase was primarily driven by the continued growth in MediaAlpha’s non-P&C verticals. Advertising and commission revenues in MediaAlpha’s P&C verticals were flat in the first nine months of 2017 compared to the first nine months of 2016.
Cost of sales were $86 million in the first nine months of 2017, compared to $74 million in the first nine months of 2016. The 16% increase in cost of sales was driven by the 14% increase in revenue.

Other Operations

A summary of White Mountains’s financial results from its Other Operations segment for the three and nine months ended September 30, 2017 and 2016 follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2017	2016	2017	2016
Earned insurance premiums	$—	$1.9	$1.0	$6.1
Net investment income	8.9	7.3	30.8	11.5
Net realized and unrealized investment gains	31.7	12.8	99.3	18.4
Advertising and commission revenues	0.9	.6	2.7	1.2
Other revenues	1.4	4.3	5.3	17.2
Total revenues	42.9	26.9	139.1	54.4
Loss and loss adjustment expenses	—	2.2	1.1	6.8
Insurance acquisition expenses	—	.5	.1	1.9
Other underwriting expenses	—	.1	—	.1
Cost of sales	.9	1.0	2.7	2.9
General and administrative expenses — other	27.3	26.8	112.7	98.8
General and administrative expenses — amortization of intangible assets	.1	—	.1	.3
Interest expense	.8	.3	1.2	1.9
Total expenses	29.1	30.9	117.9	112.7
Pre-tax income (loss)	$13.8	$(4.0)	$21.2	$(58.3)

Other Operations Results—Three Months Ended September 30, 2017 versus Three Months Ended September 30, 2016
White Mountains’s Other Operations segment reported pre-tax income of $14 million in the third quarter of 2017, compared to pre-tax loss of $4 million in the third quarter of 2016. The improved results primarily were driven by higher investment returns. White Mountains’s Other Operations segment reported $32 million of net realized and unrealized investment gains in the third quarter of 2017 compared to $13 million of net realized and unrealized investment gains in the third quarter of 2016. White Mountains’s Other Operations segment reported $9 million of net investment income in the third quarter of 2017 compared to net investment income of $7 million in the third quarter of 2016. See Summary of Investment Results on page 65. White Mountains’s Other Operations segment other revenues were $1 million in the third quarter of 2017, compared to $4 million in the third quarter of 2016, primarily driven by third party fees at WM Advisors. During the third quarter of 2016, WM Advisors received asset management fees from Symetra and Sirius Group during the transitional periods subsequent to each transaction, both of which expired before the end of 2016.

Other Operations Results—Nine Months Ended September 30, 2017 versus Nine Months Ended September 30, 2016
White Mountains’s Other Operations segment reported pre-tax income of $21 million in the first nine months of 2017, compared to pre-tax loss of $58 million in the first nine months of 2016. White Mountains’s Other Operations segment reported net realized and unrealized investment gains of $99 million in the first nine months of 2017 compared to net realized and unrealized investment gains of $18 million in the first nine months of 2016. White Mountains’s Other Operations segment reported $31 million of net investment income in the first nine months of 2017 compared to net investment income of $12 million in the first nine months of 2016. See Summary of Investment Results on page 65. White Mountains’s Other Operations segment other revenues were $5 million in the first nine months of 2017, compared to $17 million in the first nine months of 2016. The decrease was primarily driven by lower third party fees at WM Advisors. During the first nine months of 2016, WM Advisors received asset management fees from Symetra and Sirius Group during the transitional periods subsequent to each transaction, both of which expired before the end of 2016.  White Mountains’s Other Operations segment general and administrative expenses were $113 million in the first nine months of 2017, compared to $99 million in first nine months of 2016. The increase in general and administrative expenses was driven by additional compensation expenses related to former company executives and higher incentive compensation costs resulting from the OneBeacon Transaction.

Discontinued Operations

OneBeacon
On September 28, 2017, White Mountains received $1.3 billion in cash proceeds from the OneBeacon Transaction and recorded a gain of $555 million, net of transaction costs. As a result of the OneBeacon Transaction, OneBeacon’s results have been reported as discontinued operations within White Mountains’s GAAP financial statements.
White Mountains reported a net loss of $15 million from OneBeacon in discontinued operations in the third quarter of 2017, driven primarily by underwriting losses. OneBeacon’s combined ratio for the third quarter of 2017 was 113%, driven by 9 points of net unfavorable loss reserve development, primarily in the Program, Healthcare and Government Risk businesses, and 9 points of catastrophe losses primarily due to losses from Hurricane Harvey.
White Mountains reported net income from OneBeacon of $21 million in discontinued operations in the first nine months of 2017. OneBeacon’s combined ratio for the first nine months of 2017 was 105%, driven by 4 points of net unfavorable loss reserve development, primarily in the Program, Healthcare and Government Risk businesses, and 4 points of catastrophe losses, primarily due to losses from Hurricane Harvey. See Note 15 — “Held for Sale and Discontinued Operations”.

Tranzact
On July 21, 2016, White Mountains completed the sale of Tranzact to an affiliate of Clayton, Dubilier & Rice, LLC. Tranzact’s results inured to White Mountains until the closing date of the transaction. Net loss from discontinued operations related to Tranzact was $2 million and $3 million for the third quarter and first nine months of 2016. See Note 15 — “Held for Sale and Discontinued Operations”.

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

The following table summarizes White Mountains’s consolidated total operations’ pre-tax investment results, including returns from discontinued operations, for the three and nine months ended September 30, 2017 and 2016:

Gross investment returns and benchmark returns

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Short-term investments	0.3%	0.1%	0.5%	0.7%
Investment grade fixed maturity investments	0.9%	0.4%	2.8%	3.1%
High-yield fixed maturity investments	1.7%	1.0%	7.1%	1.0%
Total GAAP fixed income investments	1.0%	0.4%	3.0%	2.9%
Total fixed income investments, excluding high-yield fixed maturity investments:	0.9%	0.4%	2.7%	2.9%
Bloomberg Barclays U.S. Intermediate Aggregate Index	0.7%	0.3%	2.3%	4.1%

Common equity securities	4.3%	4.9%	14.4%	5.2%
Other long-term investments	(2.3)%	2.6%	(2.9)%	6.4%
Total GAAP common equity securities and other long-term investments	2.6%	3.9%	9.0%	5.6%
Total common equity securities, other long-term investments and high-yield fixed maturity investments	2.4%	3.5%	8.6%	5.4%
S&P 500 Index	4.5%	3.9%	14.2%	7.8%
Bloomberg Barclays U.S. High Yield Ba 2% Issuer Capped (minus Energy & Financials)	1.9%	1.6%	6.7%	1.6%

Total consolidated portfolio	1.4%	0.9%	4.3%	3.3%

 Investment Returns—Three and Nine Months Ended September 30, 2017 versus Three and Nine Months Ended September 30, 2016
White Mountains’s GAAP pre-tax total return on invested assets was 1.4% and 4.3% for the third quarter and first nine months of 2017. White Mountains’s GAAP pre-tax total return on invested assets was 0.9% and 3.3% for the third quarter and first nine months of 2016. The returns for the third quarter and first nine months of 2017 were driven by the continued equity market rally, while returns for the 2016 periods were impacted by strong equity returns in the third quarter of 2016 and a decline in interest rates for the first nine months of 2016.

Fixed income results
White Mountains maintains a high-quality, short-duration fixed income portfolio. As of September 30, 2017, the fixed income portfolio duration, including short-term investments but excluding high-yield fixed maturity investments, was approximately 2.7 years, compared to 2.6 years as of December 31, 2016 and 2.0 years as of September 30, 2016. Including both short-term and high-yield fixed maturity investments, duration was approximately 2.9 years as of September 30, 2017.
The increase in the duration of the fixed income portfolio over this period was primarily a result of establishing a new medium duration British Pound Sterling (GBP) investment grade corporate bond mandate with Legal & General Investment Management, Ltd. (“LGIM”), a third-party manager, in the fourth quarter of 2016. The duration of the LGIM portfolio was approximately 7.5 years as of September 30, 2017. White Mountains has entered into a foreign currency forward contract, which is recorded in other long-term investments, to manage its GBP foreign currency exposure relating to this mandate. As of September 30, 2017, the contract had a total gross notional value of approximately $201.3 million (GBP 150 million) and a carrying value of $(14.1) million.
The fixed income portfolio returned 0.9% and 2.7% for the third quarter and first nine months of 2017, outperforming the longer duration Bloomberg Barclays U.S. Intermediate Aggregate Index returns of 0.7% and 2.3%, as interest rates rose in both periods. The fixed income portfolio returned 0.4% and 2.9% for the third quarter and first nine months of 2016, slightly outperforming the longer duration Bloomberg Barclays U.S. Intermediate Aggregate Index return of 0.3% for the third quarter of 2016 and underperforming the Bloomberg Barclays U.S. Intermediate Aggregate Index return of 4.1% for the first nine months of 2016. The underperformance relative to the benchmark for the first nine months of 2016 was primarily attributable to the short duration positioning of the portfolio as interest rates declined over the period.

Common equity securities, other long-term investments and high-yield fixed maturity investments results
White Mountains maintains a portfolio of common equity securities, other long-term investments and high-yield fixed maturity investments. White Mountains’s management believes that prudent levels of investments in common equity securities, other long-term investments and high-yield fixed maturity investments are likely to enhance long-term after-tax total returns.
White Mountains’s portfolio of common equity securities, other long-term investments and high-yield fixed maturity investments represented approximately 37%, 20%, and 19% of total GAAP invested assets as of September 30, 2017, December 31, 2016, and September 30, 2016. The increase in the percentage of this portfolio is primarily attributable to management’s conscious decision to add equity exposure during the year and a decline in the investment asset base due to the OneBeacon Transaction and share repurchase activity.
White Mountains’s portfolio of common equity securities, other long-term investments and high-yield fixed maturity investments returned 2.4% and 8.6% for the third quarter and first nine months of 2017, underperforming the S&P 500 Index returns of 4.5% and 14.2%. The underperformance versus the S&P 500 Index return for the third quarter and first nine months of 2017 was primarily a result of asset allocation, as high yield fixed maturity investments failed to keep pace with the S&P 500 Index, and unfavorable performance in other long-term investments, primarily attributable to losses from foreign currency forward contracts. The losses on the foreign currency forward contracts were offset by the currency gains from non-USD denominated fixed maturity investments and non-USD denominated common equity securities.
White Mountains’s portfolio of common equity securities primarily consists of passive ETFs and publicly-traded common equity securities that are actively managed by third party managers. White Mountains’s portfolio of common equity securities returned 4.3% and 14.4% for the third quarter and first nine months of 2017, underperforming the S&P 500 Index return of 4.5% for the third quarter and outperforming the S&P 500 Index return of 14.2% for the first nine months of 2017.
The portfolio of ETFs seeks to provide investment results that, before expenses, generally correspond to the performance of broad market indices. As of September 30, 2017 and December 31, 2016, White Mountains had $493 million and $322 million invested in S&P 500 ETFs. During the third quarter and first nine months of 2017 and 2016, the ETFs essentially earned the effective index return, before expenses, over the period in which White Mountains was invested in these funds.
White Mountains’s third party manager relationships (the “actively managed portfolios”) have been with Silchester International Investors (“Silchester”), who invests in value-oriented non-U.S. equity securities through a unit trust, and Lateef Investment Management (“Lateef”), a growth at a reasonable price adviser managing a highly concentrated portfolio of mid-cap and large-cap growth companies. During the first quarter of 2017, White Mountains established a new third party manager relationship with Lazard Asset Management (“Lazard”), to manage a Pan-European common equity portfolio, of which the majority of the securities are denominated in Euros (EUR). In September 2017, White Mountains terminated its relationship with Lazard in order to concentrate its non-U.S. equity exposure in small to mid-cap international equities through other third-party managers. During the third quarter of 2017 and prior to terminating Lazard, White Mountains established a new third party manager relationship with Highclere International Investors ("Highclere"), who invests in small to mid-cap equity securities listed in markets outside of North America through a unit trust.
The actively managed portfolios of common equity securities returned 5.0% and 19.4% for the third quarter and first nine months of 2017, outperforming the S&P 500 Index return of 4.5% and 14.2% for the comparable periods. The actively managed portfolios of common equity securities returned 5.4% and 3.4% for the third quarter and first nine months of 2016, outperforming the S&P 500 Index return of 3.9% for the third quarter and underperforming the S&P 500 Index return of 7.8% for the first nine months of 2016.
White Mountains entered into foreign currency forward contracts, which are recorded in other long-term investments, to manage its foreign currency exposure relating to the equity portfolio managed by Lazard and a portion of the equity portfolios managed by Silchester and Highclere. As of September 30, 2017, these contracts had a total gross notional value of approximately $60.5 million (EUR 19 million, GBP 11 million and JPY 2,646 million) and a carrying value of $(1.3) million.
White Mountains maintains a portfolio of other long-term investments that consists primarily of hedge funds, private equity funds, unconsolidated private capital investments, foreign currency forward contracts and various other investments. As of September 30, 2017, approximately 63% of these other long-term investments, excluding foreign currency forward contracts, were invested in private equity funds with a general emphasis on narrow, sector-focused investments, and hedge funds with a general emphasis on long-short equities.

White Mountains’s other long-term investments returned -2.3% and -2.9% for the third quarter and first nine months of 2017. The results for the third quarter and first nine months were primarily attributable to losses from foreign currency forward contracts, partially offset by a favorable mark-to-market adjustment to the OneBeacon Surplus Notes during the third quarter of 2017 and strong private equity fund and hedge fund results for the first nine months of 2017.
White Mountains’s other long-term investments returned 2.6% and 6.4% for the third quarter and first nine months of 2016. The results for the third quarter and first nine months of 2016 were primarily driven by write-downs in energy-exposed private equity funds, partially offset by favorable mark-to-market adjustments to the OneBeacon Surplus Notes.
During the third quarter of 2016, White Mountains established a new relationship with Principal Global Investors, LLC (“Principal”), a third-party manager, to actively manage a relatively concentrated portfolio of high-yield fixed maturity investments. The Principal separate account is invested in issuers of U.S. dollar denominated publicly traded and 144A debt securities issued by corporations with generally at least one rating between "B-" and “BB+” inclusive by Standard and Poor’s or similar ratings from other rating agencies. The high-yield fixed maturity investments returned 1.7% and 7.1% for the third quarter and first nine months of 2017, underperforming the Bloomberg Barclays U.S. High Yield Ba 2% Issuer Capped (minus Energy & Financials) Index return of 1.9% for the quarter but outperforming the return of 6.7% for the first nine months of 2017.

Foreign Currency Translation
As of September 30, 2017, White Mountains had gross foreign currency exposure on approximately $412.7 million of net assets relating to cash and fixed maturity investments managed by LGIM, common equity securities managed by Silchester and Highclere and various other consolidated and unconsolidated private capital investments.
White Mountains entered into foreign currency forward contracts to mitigate its foreign currency exposure for the invested assets managed by LGIM and a portion of the invested assets managed by Silchester and Highclere.
The following table summarizes the fair value of White Mountains’s foreign denominated assets and the associated foreign currency forward contracts as of September 30, 2017:

Currency(1)	Fair Value (Gross)	% of Common Shareholders' Equity	Currency Hedge	Fair Value (Net)	% of Common Shareholders' Equity
GBP	$253.2	7.3%	$(215.8)	$37.4	1.1%
JPY	60.4	1.8%	(23.6)	36.8	1.1%
EUR	52.6	1.5%	(22.4)	30.2	.9%
All other	46.5	1.3%	—	46.5	1.3%
Total	$412.7	11.9%	$(261.8)	$150.9	4.4%
(1) Includes net assets of Wobi and Buzzmove.

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

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash and Short-term Investments

Holding company level.  The primary sources of cash for the Company and certain of its intermediate holding companies are expected to be distributions and tax sharing payments received from its operating subsidiaries, capital raising activities, net investment income, proceeds from sales, repayments and maturities of investments and, from time to time, proceeds from sales of operating subsidiaries. The primary uses of cash are expected to be repurchases of the Company’s common shares, payments on and repurchases/retirements of its debt obligations, dividend payments to holders of the Company’s common shares, distributions to non-controlling interest holders of consolidated subsidiaries, purchases of investments, payments to tax authorities, contributions to operating subsidiaries, operating expenses and, from time to time, purchases of operating subsidiaries.
Operating subsidiary level.  The primary sources of cash for White Mountains’s reinsurance and other operating subsidiaries are expected to be premium and fee collections, net investment income, proceeds from sales, repayments and maturities of investments, contributions from holding companies, capital raising activities and, from time to time, proceeds from the sales of operating subsidiaries. The primary uses of cash are expected to be loss payments, policy acquisition and other underwriting costs, cost of sales, purchases of investments, payments on and repurchases/retirements of its debt obligations, distributions and tax sharing payments made to holding companies, distributions to non-controlling interest holders, operating expenses and, from time to time, purchases of operating subsidiaries.
Both internal and external forces influence White Mountains’s financial condition, results of operations and cash flows. Premium and fee levels, loss payments, cost of sales and investment returns may be impacted by changing rates of inflation and other economic conditions. Some time may lapse between the occurrence of an insured loss, the reporting of the loss to White Mountains and the settlement of the liability for that loss. The exact timing of the payment of losses and benefits cannot be predicted with certainty. White Mountains’s reinsurance subsidiary maintains a portfolio of invested assets with varying maturities and a substantial amount of cash and short-term investments to provide adequate liquidity for the payment of losses.
Management believes that White Mountains’s cash balances, cash flows from operations, routine sales and maturities of investments and the liquidity provided by the WTM Bank Facility and the MediaAlpha Bank Facility are adequate to meet expected cash requirements for the foreseeable future on both a holding company and subsidiary level.

Dividend Capacity

Following is a description of the dividend capacity of White Mountains’s reinsurance and other operating subsidiaries:

HG Global/BAM:
At September 30, 2017, HG Global had $619 million face value of preferred shares outstanding, of which White Mountains owned 96.9%. Holders of the HG Global preferred shares receive cumulative dividends at a fixed annual rate of 6.0% on a quarterly basis, when and if declared by HG Global. HG Global did not declare or pay any preferred dividends in the third quarter of 2017. As of September 30, 2017, HG Global has accrued $223 million of dividends payable to holders of its preferred shares, $216 million of which is payable to White Mountains and eliminated in consolidation.
HG Re is a Special Purpose Insurer subject to regulation and supervision by the BMA, but does not require regulatory approval to pay dividends. However, HG Re’s dividend capacity is limited to amounts held outside of the collateral trusts pursuant to the first loss reinsurance treaty (“FLRT”) with BAM. As of September 30, 2017, HG Re had statutory capital and surplus of $677 million, $702 million of assets held in the collateral trusts pursuant to the FLRT with BAM and less than $1 million of cash and investments outside the collateral trusts.
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

In order to further support BAM’s long-term capital position and business prospects, on August 14, 2017, HG Global contributed the $203 million Series A BAM Surplus Notes into the Supplemental Trust at HG Re, HG Global’s wholly owned reinsurance subsidiary. The Supplemental Trust already held the $300 million Series B BAM Surplus Notes. Assets held in the Supplemental Trust serve to collateralize HG Re’s obligations to BAM under the first loss reinsurance treaty between BAM and HG Re. HG Global and BAM also changed the payment terms of the Series B Notes, so that payments will reduce principal and accrued interest on a pro rata basis, consistent with the payment terms on the Series A Notes. The terms of the Series B Notes had previously stipulated that payments would first reduce interest owed, then reduce principal owed once all accrued interest had been paid.
HG Global and BAM also made certain changes to the ceding commission arrangements under the reinsurance treaty between HG Re and BAM. These changes will accelerate growth in BAM’s statutory capital but will not impact the net risk premium ceded from BAM to HG Re.

MediaAlpha:
During the first nine months of 2017, MediaAlpha paid $2 million of dividends, $1 million of which was paid to White Mountains. As of September 30, 2017, MediaAlpha had $5 million of net unrestricted cash.

Other Operations:
During the first nine months of 2017, White Mountains paid a $5 million common share dividend. As of September 30, 2017, the Company and its intermediate holding companies had $1,741 million of net unrestricted cash, short-term investments and fixed maturity investments, $774 million of common equity securities and $81 million of other long-term investments included in its Other Operations segment.
As of September 30, 2017, White Mountains has contractual unfunded commitments of $105 million to fund certain other long-term investments and $10 million to fund a surplus note facility.

Financing

The following table summarizes White Mountains’s capital structure as of September 30, 2017 and December 31, 2016:

($ in millions)	September 30, 2017	December 31, 2016
WTM Bank Facility	$—	$—
MediaAlpha Bank Facility, carrying value	9.4	—
Previous MediaAlpha Bank Facility, carrying value	—	12.7
Total debt in continuing operations	9.4	12.7
Debt included in discontinued operations	—	273.2
Total debt	9.4	285.9
Non-controlling interest—OneBeacon Ltd.	—	244.6
Non-controlling interests—other, excluding mutuals and reciprocals	28.6	35.8
Total White Mountains’s common shareholders’ equity	3,468.8	3,582.7
Total capital	3,506.8	4,149.0
Time-value discount on expected future payments on the BAM Surplus Notes (1)	(161.8)	—
HG Global’s unearned premium reserve (1)	88.4	—
HG Global’s net deferred acquisition costs (1)	(19.6)	—
Total adjusted capital	$3,413.8	$4,149.0

Total debt to total adjusted capital	0.3%	6.9%
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
White Mountains has an unsecured revolving credit facility with a syndicate of lenders administered by Wells Fargo Bank, N.A., which has a total commitment of $425 million and a maturity date of August 14, 2018 (the “WTM Bank Facility”). During the third quarter of 2017, White Mountains borrowed $350 million under the WTM Bank Facility to partially fund a tender offer and subsequently repaid the $350 million after receiving the proceeds from the OneBeacon Transaction. White Mountains borrowed the funds As of September 30, 2017, the WTM Bank Facility was undrawn.
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
On May 12, 2017, MediaAlpha entered into a secured credit facility (the “MediaAlpha Bank Facility”) with Western Alliance Bank, which has a total commitment of $20 million and has a maturity date of May 12, 2020.  The MediaAlpha Bank Facility replaced MediaAlpha’s previous credit facility (the “Previous MediaAlpha Bank Facility”), which had a total commitment of $20 million. The MediaAlpha Bank Facility consists of a $5 million term loan facility, which had an outstanding balance of $3 million as of September 30, 2017, and a revolving credit facility for $15 million, which had an outstanding balance of $6 million as of September 30, 2017. During the nine months ended September 30, 2017, MediaAlpha borrowed $5.0 million on the term loan and $6.0 million on the revolving loan, under the MediaAlpha Bank Facility. During the nine months ended September 30, 2017, MediaAlpha repaid $13 million under the Previous MediaAlpha Bank Facility. The MediaAlpha Bank Facility carries a variable interest rate that is based on the Prime Rate, as published by the Wall Street Journal, plus a spread of 1.5% on the term loan facility and 0.25% on the revolving credit facility.
The MediaAlpha Bank Facility is secured by intellectual property and the common stock of MediaAlpha’s subsidiaries, and contains various affirmative, negative and financial covenants that White Mountains considers to be customary for such borrowings, including a maximum leverage ratio.

Covenant Compliance
As of September 30, 2017, White Mountains was in compliance with all of the covenants under all of its debt instruments and expects to remain in compliance for the foreseeable future.

Share Repurchases

White Mountains’s board of directors has authorized the Company to repurchase its common shares from time to time, subject to market conditions. The repurchase authorizations do not have a stated expiration date. As of September 30, 2017, White Mountains may repurchase an additional 643,130 shares under these board authorizations. In addition, from time to time White Mountains has also repurchased its common shares through tender offers that were separately approved by its board of directors. During the third quarter of 2017, White Mountains completed a "modified Dutch auction" tender offer, through which it repurchased 586,732 of its common shares at a purchase price of $875 per share for a total cost of approximately $515 million, including expenses.
The following table presents common shares repurchased by the Company through the first 10 months of 2017 and 2016, as well as the average price per share as a percent of adjusted book value per share. When applicable, the average price per share as a percent of adjusted book value per share including the estimated gain from significant transactions is also presented.

				Average price per share as % of
Dates	Shares Repurchased	Cost (millions)	Average price per share	Adjusted book value per share(1)	Adjusted book value per share, including estimated transaction gains (2)

1st quarter 2017	7,699	$6.4	$836.05	105%	N/A
2nd quarter 2017	3,184	2.8	869.70	112%	97%
3rd quarter 2017	821,842	714.7	869.60	96%	N/A
Year-to-date September 30, 2017	832,725	723.9	869.29	96%	N/A
October 2017	—	—	—	N/A	N/A
Year-to-date October 31, 2017(3)	832,725	$723.9	$869.29	96%	N/A

1st quarter 2016	228,688	$172.7	$755.36	108%	95%
2nd quarter 2016	463,276	374.7	808.76	103%	101%
3rd quarter 2016	389,373	319.4	820.17	103%	N/A
Year-to-date September 30, 2016	1,081,337	866.8	801.57	100%	N/A
October 2016	13,458	11.1	824.48	103%	N/A
Year-to-date October 31, 2016(3)	1,094,795	$877.9	$801.86	100%	N/A
(1) Average price per share is expressed as a percentage of White Mountains's adjusted book value per share as of March 31, 2017 for the first quarter 2017, June 30, 2017 for the second quarter 2017 and September 30, 2017 for all other 2017 periods presented and as of March 31, 2016 for the first quarter 2016, June 30, 2016 for the second quarter 2016 and September 30, 2016 for all other 2016 periods presented periods presented.
(2) For the second quarter 2017, adjusted book value per share includes estimated gain from the OneBeacon transaction. For the first quarter 2016, adjusted book value per share includes estimated gain from the sale of Sirius Group. For the second quarter 2016, adjusted book value per share includes estimated gain from the sale of Tranzact.
(3) Includes 10,993 and 8,022 common shares repurchased by the Company during the first ten months of 2017 and 2016 to satisfy employee income tax withholding pursuant to employee benefit plans. Shares repurchased pursuant to employee benefit plans do not reduce the board authorization referred to above.

Cash Flows

Detailed information concerning White Mountains’s cash flows during the nine months ended September 30, 2017 and 2016 follows:

Cash flows from continuing operations for the nine months ended September 30, 2017 and September 30, 2016
Net cash used for continuing operations was $64 million in the first nine months of 2017 and $175 million in the first nine months of 2016. Cash used for continuing operations was lower in the first nine months of 2017 compared to the first nine months of 2016, primarily due to payments related to the settlement of certain liabilities and transaction costs in connection with the Sirius Group sale in the first nine months of 2016. This decrease in cash used from operations was partially offset by an increase in incentive compensation and employee retirement payments in the first nine months of 2017 relative to the first nine months of 2016. White Mountains made long-term incentive payments totaling $22 million and $41 million during the first nine months of 2017 and the first nine months of 2016. During the first nine months of 2017, White Mountains also paid $28 million in cash related to the departures of the Company’s former Chairman and CEO and former CFO. White Mountains does not believe these trends will have a meaningful impact on its future liquidity or its ability to meet its future cash requirements.

Cash flows from investing and financing activities for the nine months ended September 30, 2017
Financing and Other Capital Activities
During the first nine months of 2017, the Company declared and paid a $5 million cash dividend to its common shareholders.
During the first nine months of 2017, White Mountains repurchased and retired 832,725 of its common shares for $724 million, which included 10,993 for $9 million under employee benefit plans for statutory withholding tax payments.
During the first nine months of 2017, White Mountains borrowed and repaid $350 million under the WTM Bank Facility.
During the first nine months of 2017, BAM received $26 million in surplus contributions from its members.
During the first nine months of 2017, MediaAlpha paid $2 million of dividends, of which $1 million was paid to White Mountains.
During the first nine months of 2017, MediaAlpha borrowed $11 million and repaid $2 million under the MediaAlpha Bank Facility and repaid $13 million under the Previous MediaAlpha Bank Facility.
During the first nine months of 2017, Wobi borrowed ILS 43 million (approximately $12 million) from White Mountains under an internal credit facility.
During the first nine months of 2017, White Mountains received $45 million of dividends from OneBeacon.

Acquisitions and Dispositions
On August 1, 2017, White Mountains purchased 37,409 newly-issued preferred shares of Buzzmove for GBP 4 million (approximately $5 million based upon the foreign exchange spot rate at the date of acquisition) and 5,808 common shares from the company founders for GBP $0.5 million (approximately $0.7 million based upon the foreign exchange spot rate at the date of acquisition).
On September 28, 2017, OneBeacon closed its definitive merger agreement with Intact and White Mountains received proceeds of $1,299 million, or $18.10 per OneBeacon common share.

Cash flows from investing and financing activities for the nine months ended September 30, 2016
Financing and Other Capital Activities
During the first nine months of 2016, the Company declared and paid a $5 million cash dividend to its common shareholders.
During the first nine months of 2016, White Mountains repurchased and retired 1,081,337 of its common shares for $867 million, which included 8,022 common shares for $6 million under employee benefit plans for statutory withholding tax payments.
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
During the first nine months of 2016, MediaAlpha borrowed $3 million under the Previous MediaAlpha Bank Facility.
During the first nine months of 2016, White Mountains contributed $15 million to WM Advisors.
During the first nine months of 2016, White Mountains received $45 million of dividends from OneBeacon.

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
On April 27, 2016, White Mountains purchased NIS 16 million (approximately $4 million based upon the foreign exchange spot rate at the date of acquisition) of convertible preferred shares of Wobi, increasing its ownership share to 96.5% on a fully converted basis.
On July 21, 2016, White Mountains completed the sale of Tranzact and received net proceeds of $221 million.
On August 4, 2016, White Mountains purchased 110,461 common shares of Buzzmove for GBP 4 million (approximately $5 million based upon the foreign exchange spot rate at the date of acquisition) and 54,172 shares of newly issued convertible preferred shares for GBP 2 million (approximately $3 million based upon the foreign exchange spot rate at the date of acquisition), representing a 70.9% ownership share of Buzzmove on a fully converted basis.

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
Assets and liabilities carried at fair value include substantially all of the investment portfolio, derivative instruments, both exchange traded and over the counter instruments, and reinsurance assumed liabilities associated with variable annuity benefit guarantees. Valuation of assets and liabilities measured at fair value require management to make estimates and apply judgment to matters that may carry a significant degree of uncertainty. In determining its estimates of fair value, White Mountains uses a variety of valuation approaches and inputs. Whenever possible, White Mountains estimates fair value using valuation methods that maximize the use of observable prices and other inputs. Where appropriate, assets and liabilities measured at fair value have been adjusted for the effect of counterparty credit risk.

Invested Assets
As of September 30, 2017, approximately 93% of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs. Investments valued using Level 1 inputs include fixed maturity investments, primarily investments in U.S. Treasuries, short-term investments, which include U.S. Treasury Bills and common equity securities. Investments valued using Level 2 inputs include fixed maturity investments, which have been disaggregated into classes, including debt securities issued by corporations, mortgage and asset-backed securities, municipal obligations, and foreign government, agency and provincial obligations. Investments valued using Level 2 inputs also include certain passive exchange traded funds (“ETFs”) that track U.S. stock indices such as the S&P 500 but are traded on foreign exchanges, which management values using the fund manager’s published NAV to account for the difference in market close times. Fair value estimates for investments that trade infrequently and have few or no observable market prices are classified as Level 3 measurements. Investments valued using Level 3 fair value estimates are based upon unobservable inputs and include investments in certain fixed maturity investments, equity securities and other long-term investments where quoted market prices are unavailable or are not considered reasonable. Transfers between levels are based on investments held as of the beginning of the period.

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
White Mountains’s process to assess the reasonableness of the market prices obtained from the outside pricing sources covers substantially all of its fixed maturity investments and includes, but is not limited to, the evaluation of pricing methodologies and a review of the pricing services’ quality control procedures on at least an annual basis, a comparison of its invested asset prices obtained from alternate independent pricing vendors on at least a semi-annual basis, monthly analytical reviews of certain prices and a review of the underlying assumptions utilized by the pricing services for select measurements on an ad hoc basis throughout the year. White Mountains also performs back-testing of selected sales activity to determine whether there are any significant differences between the market price used to value the security prior to sale and the actual sale price on an ad-hoc basis throughout the year. Prices provided by the pricing services that vary by more than 5% and $1.0 million from the expected price based on these assessment procedures are considered outliers. Also considered outliers are prices that have not changed from period to period and prices that have trended unusually compared to market conditions. In circumstances where the results of White Mountains’s review process does not appear to support the market price provided by the pricing services, White Mountains challenges the vendor provided price. If White Mountains cannot gain satisfactory evidence to support the challenged price, it relies upon its own pricing methodologies to estimate the fair value of the security in question.
The valuation process described above is generally applicable to all of White Mountains’s fixed maturity investments. For more detail on the techniques and inputs specific to asset classes within White Mountains’s fixed maturity investments, see Note 3 — “Investment Securities.”
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

NON-GAAP FINANCIAL MEASURES

This report includes six non-GAAP financial measures (i) adjusted book value per share, (ii) percentage change in adjusted book value per share for the third quarter of 2017, which includes the estimated gain from the OneBeacon Transaction as if it had closed on June 30, 2017, (iii) adjusted capital, (iv) return on common equity securities and other long-term investments including high-yield fixed maturity investments, (v) return on fixed maturity investments excluding high-yield fixed maturity investments and (vi) earnings before interest, taxes, depreciation and amortization ("EBITDA"), that have been reconciled from their most comparable GAAP financial measures.

•
Adjusted book value per share is a non-GAAP financial measure, which is derived by adjusting the GAAP book value per share numerator (i) to include a discount for the time value of money arising from the expected timing of cash payments of principal and interest on the BAM Surplus Notes and (ii) to add back the unearned premium reserve, net of deferred acquisition costs, at HG Global. In addition, the number of common shares outstanding used in the calculation of adjusted book value per share are adjusted to exclude unearned restricted common shares, the compensation cost of which, at the date of calculation, has yet to be amortized. The calculation of adjusted book value per share also includes the dilutive effects of outstanding non-qualified options for periods prior to January 20, 2017, the expiration date of the non-qualified options.

Beginning in the second quarter of 2017, in its calculation of adjusted book value per share, White Mountains has included a discount for the time value of money arising from the expected timing of cash payments of principal and interest on the BAM Surplus Notes. Under GAAP, White Mountains is required to carry the BAM Surplus Notes, including accrued interest, at nominal value with no consideration for time value of money. Based on a debt service model that forecasts operating results for BAM through maturity of the surplus notes, the present value of the BAM Surplus Notes, including accrued interest, is estimated to be $172 million and $167 million less than the nominal GAAP carrying values as of June 30, 2017 and September 30, 2017. White Mountains has also included the value of HG Global’s unearned premium reserve net of deferred acquisition costs. White Mountains believes these adjustments are useful to management and investors in analyzing the intrinsic value of HG Global, including the intrinsic value of the surplus notes and HG Global’s reinsurance subsidiary’s (HG Re’s) in-force business. The reconciliation of GAAP book value per share to adjusted book value per share is included on page 53.

•
The growth in adjusted book value per share included on page 53 reflects the estimated gain from the OneBeacon Transaction as if it had been calculated and realized on June 30, 2017. A reconciliation from GAAP to the reported percentage is as follows:

	As of September 30, 2017	As of June 30, 2017	Growth %
GAAP book value per share	$925.04	$791.61	16.9%
Estimated gain from OneBeacon Transaction as of June 30, 2017	—	116.00
GAAP book value per share including the estimated gain from the OneBeacon Transaction as of June 30, 2017	925.04	907.61	1.9%
Adjustments to book value per share (see reconciliation on page 53)	(19.32)	(17.84)
Adjusted book value per share including the estimated gain from the OneBeacon Transaction as of June 30, 2017	$905.72	$889.77	1.8%

•
Total capital at White Mountains is comprised of White Mountains’s common shareholders’ equity, debt and non-controlling interests other than non-controlling interests attributable to mutuals and reciprocals. Total adjusted capital is a non-GAAP financial measure, which is derived by adjusting total capital (i) to include a discount for the time value of money arising from the expected timing of cash payments of principal and interest on the BAM Surplus Notes and (ii) to add back the unearned premium reserve, net of deferred acquisition costs, at HG Global. The reconciliation of total capital to total adjusted capital is included on page 70.

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

	September 30, 2017
	Three Months Ended			Nine Months Ended
	GAAP return	Impact of high-yield fixed maturity investments (1)	Reported return	GAAP return	Impact of high-yield fixed maturity investments (1)	Reported return
Common equity securities and other long-term investment returns	2.6%	(0.2)%	2.4%	9.0%	(0.4)%	8.6%
Fixed income investment returns	1.0%	(0.1)%	0.9%	3.0%	(0.3)%	2.7%
(1) High-yield fixed maturity investments returned 1.7% and 7.1% for the third quarter and first nine months of 2017.

•
In the second quarter of 2017, MediaAlpha became a reportable segment, and White Mountains has included MediaAlpha’s EBITDA calculation as a non-GAAP financial measure. EBITDA is defined as net income (loss) excluding interest expense on debt, income tax benefit (expense), depreciation and amortization. White Mountains believes that this non-GAAP financial measure is useful to management and investors in analyzing MediaAlpha’s economic performance without the effects of interest rates, levels of debt, effective tax rates, depreciation and amortization resulting from purchase accounting. In addition, White Mountains believes that investors use EBITDA as a supplemental measurement to evaluate the overall operating performance of companies within the same industry. See page 63 for the reconciliation of MediaAlpha’s GAAP net income to EBITDA.

CRITICAL ACCOUNTING ESTIMATES

As described in White Mountains’s Annual Report on Form 10-K for the year ended December 31, 2016 under “CRITICAL ACCOUNTING ESTIMATES”, the determination of the recoverability of the BAM Surplus Notes is based on a debt service model that forecasts operating results for BAM through maturity of the BAM Surplus Notes. In its most recent update of this model, White Mountains has (1) reflected the impact of the changes to the terms of the BAM Surplus Notes on expected future payments and (2) made more conservative assumptions about BAM’s future operating results, specifically forecasted increases in annual par insured volume and total premium rates.  As a result, although the model continues to project that BAM can begin making payments on the BAM Surplus Notes in 2019, White Mountains now projects that the BAM Surplus Notes will be fully repaid approximately eight years prior to final maturity, which is seven years later than projected under the previous forecast.
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

These statements are based on certain assumptions and analyses made by White Mountains in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors believed to be appropriate in the circumstances. However, whether actual results and developments will conform with its expectations and predictions is subject to risks and uncertainties that could cause actual results to differ materially from expectations, including:

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
There were no significant changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended September 30, 2017.

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes to any of the risk factors previously disclosed in the Registrant’s 2016 Annual Report on Form 10-K.

Item 2.	Issuer Purchases of Equity Securities.

Months	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
July 1-July 31, 2017	235,000	$850.00	235,000	643,130
August 1-August 31, 2017	—	$—	—	643,130
September 1-September 30, 2017	586,842	$877.44	—	643,130
Total	821,842	$869.60	235,000	643,130
(1) White Mountains’s board of directors has authorized the Company to repurchase its common shares, from time to time, subject to market conditions. The repurchase authorizations do not have a stated expiration date.

Item 3. Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a)	Exhibit number		Name

	10	—
Second Amended and Restated Investment Management Agreement, dated as of September 28, 2017, by and between White Mountains Advisors LLC and OneBeacon Insurance Group, Ltd. (incorporated by reference herein to Exhibit 10.1 of the Company's Current Report on Form 8-K dated September 28, 2017)

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
The following financial information from White Mountains’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in XBRL: (i) Consolidated Balance Sheets, September 30, 2017 and December 31, 2016; (ii) Consolidated Statements of Operations and Comprehensive Income, Three and Nine Months Ended September 30, 2017 and 2016; (iii) Consolidated Statements of Changes in Equity, Nine Months Ended September 30, 2017 and 2016; (iv) Consolidated Statements of Cash Flows, Nine Months Ended September 30, 2017 and 2016; and (v) Notes to Consolidated Financial Statements. *

*	Included herein
**	Not included as an exhibit as the information is contained elsewhere within this report. See Note 9 — “Earnings Per Share” of the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
(Registrant)

Date:	November 8, 2017	By: /s/ J. Brian Palmer
J. Brian Palmer
Managing Director and Chief Accounting Officer