Form 10-K
period 2017-12-31
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2018-02-28
CIK 776867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

The aggregate market value of voting shares (based on the closing price of those shares listed on the New York Stock Exchange and the consideration received for those shares not listed on a national or regional exchange) held by non-affiliates of the Registrant as of June 30, 2017, was $3,767,702,603.

As of February 26, 2018, 3,739,237 common shares, par value of $1.00 per share, were outstanding (which includes 27,404 restricted common shares that were not vested at such date).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), relating to the Registrant’s Annual General Meeting of Members scheduled to be held May 24, 2018 are incorporated by reference into Part III of this Form 10-K. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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
White Mountains is engaged in the business of making opportunistic and value-oriented acquisitions of businesses and assets in the insurance, financial services and related sectors, operating these businesses and assets through our subsidiaries and, if and when attractive exit valuations become available, disposing of these businesses and assets.
White Mountains currently conducts its business primarily in three areas: municipal bond insurance, marketing technology and other operations. White Mountains’s municipal bond insurance business is conducted through its subsidiary HG Global Ltd. (“HG Global”) and, through its wholly-owned reinsurance subsidiary, HG Re Ltd. (“HG Re”). HG Global was established to fund the startup of and provide reinsurance, through HG Re, to Build America Mutual Assurance Company (“BAM”), a mutual municipal bond insurance company. White Mountains’s marketing technology business is conducted through its subsidiaries QL Holdings LLC and its subsidiary QuoteLab, LLC (collectively “MediaAlpha”). White Mountains’s investing activities are conducted through its wholly owned investment management subsidiary, White Mountains Advisors LLC (“WM Advisors”). White Mountains’s reportable segments are HG Global/BAM, MediaAlpha and Other Operations.

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

Invest for Total Return. Historically, the insurance industry has emphasized investment income (interest and dividends) above capital gains. White Mountains invests to maximize total return over time. White Mountains manages its bond portfolios for after-tax total return, and makes prudent investment in equities consistent with leverage and insurance risk considerations.

Think Like Owners. Thinking like owners has a value all its own. There are stakeholders in a business enterprise, and doing good work requires more than this quarter’s profit. Thinking like an owner embraces all of that and is the touchstone of a capitalist enterprise.

HG GLOBAL/BAM

The HG Global/BAM segment consists of the consolidated results of HG Global and BAM. BAM is the first and only mutual municipal bond insurance company in the United States. By insuring the timely payment of principal and interest, BAM provides market access to, and lowers interest expense for, issuers of municipal bonds used to finance essential public purposes. BAM is domiciled in New York and is owned by and operated for the benefit of its policyholders, the municipalities that purchase BAM’s insurance for their debt issuances. Generally accepted accounting principles in the United States (“GAAP”) require White Mountains to consolidate BAM’s results in its financial statements, which are attributed to non-controlling interests. BAM reports on a statutory accounting basis to the New York State Department of Financial Services (“NYDFS”) and does not report stand-alone GAAP financial results.
HG Global was established to fund the startup of BAM and, through HG Re, to provide up to 15%-of-par, first loss reinsurance protection for policies underwritten by BAM. HG Global and HG Re are domiciled in Bermuda.
BAM charges an insurance premium on each municipal bond insurance policy it writes. A portion of the premium is a member’s surplus contribution (“MSC”) and the remainder is a risk premium. In the event of a municipal bond refunding, the MSC from the original issuance can be reutilized, in effect serving as a credit against the total insurance premium on the refunding of the municipal bond. Issuers of debt insured by BAM are members of BAM so long as any of their BAM-insured debt is outstanding, and as members they have certain interests in BAM, including the right to vote for BAM’s directors and to receive dividends in the future, if declared.
BAM focuses on municipal bonds issued to finance essential public purposes, such as schools, utilities and transportation facilities. BAM focuses on small-to-medium sized investment grade municipal bonds, primarily in the AA, A and BBB categories. BAM seeks to build a relatively low risk insurance portfolio with conservative single risk limits. White Mountains believes that municipal bonds insured by BAM have strong appeal to retail investors, who buy smaller, less liquid issues, have less portfolio diversification and have fewer credit differentiation skills and analytical resources than institutional investors.
BAM launched in July 2012 after securing an “AA/stable” rating from Standard & Poor’s Financial Services LLC (“Standard & Poor’s”). In the second quarter of 2017, Standard & Poor’s affirmed BAM’s “AA/stable” rating. “AA” is the third highest of twenty-one financial strength ratings assigned by Standard & Poor’s.
At inception in 2012, HG Global was capitalized with $609 million. HG Global, together with its subsidiaries, funded the initial capitalization of BAM through the purchase of $503 million of surplus notes issued by BAM (the “BAM Surplus Notes”). See “CRITICAL ACCOUNTING ESTIMATES — Surplus Notes Valuation — BAM Surplus Notes” on page 55 for a discussion on the accounting and risks associated with the BAM Surplus Notes. HG Global contributed $100 million of the remaining capital and $300 million of the BAM Surplus Notes to capitalize HG Re.
At inception, BAM and HG Re also entered into a first loss reinsurance treaty (“FLRT”). HG Re provides first loss protection up to 15%-of-par outstanding on each municipal bond insured by BAM. In return, BAM cedes 60% of the risk premium charged for insuring the municipal bond, net of a ceding commission. During 2017, HG Global and BAM made certain changes to the ceding commission arrangements under the FLRT. These changes serve to accelerate growth in BAM’s statutory capital but do not impact the net risk premium ceded from BAM to HG Re.
HG Re’s obligations under the FLRT are satisfied by the assets in two collateral trusts: a Regulation 114 Trust and a supplemental collateral trust (the “Supplemental Trust”).  Losses required to be reimbursed under the FLRT are subject to an aggregate limit equal to the assets held in the collateral trusts at any point in time.  At inception, the Supplemental Trust contained the $300 million of Series B BAM Surplus Notes (“Series B Notes”) and $100 million of cash and fixed income securities.  During 2017, in order to further support BAM’s long-term capital position and business prospects, HG Global agreed to contribute the $203 million of Series A BAM Surplus Notes (“Series A Notes”) into the Supplemental Trust at HG Re. HG Global and BAM agreed to change the payment terms of the Series B Notes, so that payments will reduce principal and accrued interest on a pro rata basis, consistent with the payment terms on the Series A Notes. The terms of the Series B Notes had previously stipulated that payments would first reduce interest owed, then reduce principal owed once all accrued interest had been paid. The NYDFS approved the change during 2017. In connection with the contribution, Series A Notes were merged with the Series B Notes.
The Regulation 114 Trust target balance is equal to gross ceded unearned premiums and unpaid ceded loss and LAE expenses, if any.  The Supplemental Trust target balance is equal to $603 million.  As the BAM Surplus Notes are repaid over time, the BAM Surplus Notes will be replaced in the Supplemental Trust by cash and fixed income securities. The collateral trust balances must be at target levels before excess funds can be distributed out of the Supplemental Trust.

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
The FLRT is a perpetual agreement, with an initial term of 10 years. The FLRT can be amended after the first 10-year period and after each subsequent 5-year period on a prospective basis. If the parties are unable to mutually agree to amended terms, the dispute is resolved through arbitration, according to certain principles agreed to by the parties. Amended contract terms must be approved by the NYDFS. Should BAM consider the amended terms unacceptable, it has the option to purchase HG Re, or cause another reinsurer to purchase HG Re, at fair value.
Pursuant to the FLRT, BAM’s underwriting guidelines may only be amended with the consent of HG Re. In addition, HG Holdings Ltd, a subsidiary of HG Global, has the right to designate two directors for election to BAM’s board of directors.
As of December 31, 2017 and 2016, White Mountains reported $859 million and $787 million of total assets, and $516 million and $539 million of total equity related to HG Global. As of December 31, 2017 and 2016, White Mountains owned 96.9% of HG Global's preferred equity and 88.4% of its common equity. As of December 31, 2017 and 2016, White Mountains reported $16 million and $17 million of non-controlling interests related to HG Global.
As of December 31, 2017 and 2016, White Mountains reported $541 million and $514 million of total assets, and $(163) million and $(151) million of non-controlling interest related to BAM.

Competition

The municipal bond insurance industry is highly competitive. BAM’s primary competitor is Assured Guaranty Ltd. (“Assured”).
BAM and Assured each seeks to differentiate itself through financial strength ratings, claims paying resources and underwriting strategies. BAM believes it has a number of distinct competitive advantages. BAM’s insured portfolio consists only of essential public purpose U.S. municipal bonds, and it has no exposure to mortgage and asset-backed securities, derivatives, non-U.S. structured or sovereign credits or territorial credits, such as Puerto Rico.  BAM believes that, over time, its mutual structure will deliver a cost of capital advantage relative to its stock company competitors.
BAM seeks to provide transparency with respect to its insured portfolio and each insured issuer. In order to allow issuers and investors in BAM-insured municipal bonds to monitor financial strength first-hand, BAM publishes Credit Profiles on every insured issuer. Credit Profiles are accessible by CUSIP, obligor, state or sector on BAM’s website.
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

Insured Portfolio

The following table presents BAM’s insured portfolio by asset class as of December 31, 2017 and 2016:

Millions	December 31, 2017		December 31, 2016
Sector	Gross Par Outstanding	Average Credit Rating (1)	Gross Par Outstanding	Average Credit Rating (1)
General Obligation	$25,147.7	A	$19,821.8	A
Utility	5,425.8	A	4,338.9	A+
Dedicated Tax	4,852.6	A	3,752.0	A
General Fund	3,638.8	A	3,016.3	A
Public Higher Education	1,781.7	A-	1,334.4	A-
Transportation	953.4	A	716.3	A
Other Public Finance	290.6	A-	77.6	A
Total gross par outstanding	$42,090.6	A	$33,057.3	A
(1) The average credit ratings are based on Standard & Poor’s credit ratings, or if unrated by Standard & Poor’s, the Standard & Poor’s equivalent of credit ratings provided by Moody’s Investor Service (“Moody’s”)

The following tables present BAM’s ten largest direct exposures based upon gross par outstanding as of December 31, 2017 and 2016:

	December 31, 2017
$ in millions	Gross Par Outstanding	Percent of Total Gross Par Outstanding	Credit Rating (1)
Municipal Authority of Westmoreland County, PA, Water	$334.0	0.8%	A+
State of Illinois	284.1	0.7	BBB-
Commonwealth of Pennsylvania	260.8	0.6	A-
Suffolk County, NY	257.4	0.6	A-
Eastern Michigan University, MI (Lapeer County), Public Higher Education - Gross Revenue	252.2	0.6	A
New Jersey Economic Development Authority (Motor Vehicle Surcharge)	213.3	0.5	BBB+
State of New Jersey	197.0	0.5	BBB+
West Travis County Public Utility Agency, TX (Travis County), Water & Sewer	188.6	0.4	A
City of Shreveport, LA (Caddo Parish), Water & Sewer	177.6	0.4	A-
City of New Brunswick, NJ (Middlesex County)	162.5	0.4	A+
Total of top ten exposures	$2,327.5	5.5%
(1) “A+” is the fifth highest, “A” is the sixth highest, “A-“ is the seventh highest, “BBB+” is the eighth highest and “BBB-” is the tenth highest of twenty-eight credit ratings assigned by Standard & Poor’s.

	December 31, 2016
$ in millions	Gross Par Outstanding	Percent of Total Gross Par Outstanding	Credit Rating (1)
Municipal Authority of Westmoreland County, PA, Water	$198.1	0.6%	A+
City of Shreveport, LA (Caddo Parish), Water & Sewer	182.3	0.6	A-
Commonwealth of Pennsylvania	181.2	0.5	A
State of Illinois	177.8	0.5	BBB
City of New Brunswick, NJ (Middlesex County)	163.6	0.5	A+
State of New Jersey	151.4	0.5	BBB+
City of Evansville, IN (Vanderburgh County)	139.2	0.4	A
Town of Hamden, CT (New Haven County)	132.6	0.4	A+
Monroe County, NY (Monroe County)	125.4	0.4	A
Coachella Valley USD, CA, (Riverside County)	124.9	0.4	BBB+
Total of top ten exposures	$1,576.5	4.8%
(1) “A+” is the fifth highest, “A” is the sixth highest, “A-“ is the seventh highest, “BBB+” is the eighth highest and “BBB” is the ninth highest of twenty-eight credit ratings assigned by Standard & Poor’s.

The following table presents the geographic distribution of BAM’s insured portfolio as of December 31, 2017 and 2016:

	December 31, 2017			December 31, 2016
$ in millions	Number of Risks	Gross Par Outstanding	Percent of Total Gross Par Outstanding	Number of Risks	Gross Par Outstanding	Percent of Total Gross Par Outstanding
California	468	$9,810.7	23.3%	365	$7,446.9	22.5%
Texas	523	6,079.0	14.4	448	4,940.1	14.9
Pennsylvania	334	5,726.1	13.6	284	4,831.1	14.6
Illinois	248	3,201.3	7.6	179	2,021.0	6.1
New York	261	2,931.5	7.0	231	2,489.0	7.5
New Jersey	93	1,839.5	4.4	81	1,440.0	4.4
Ohio	82	1,174.3	2.8	60	865.5	2.6
Michigan	78	1,092.9	2.6	68	773.8	2.3
Arizona	52	1,077.4	2.6	43	883.3	2.7
Florida	48	1,006.4	2.4	44	917.7	2.8
Other States	637	8,151.5	19.3	521	6,448.9	19.6
Total insured portfolio	2,824	$42,090.6	100.0%	2,324	$33,057.3	100.0%

The following table presents BAM’s insured portfolio by issue size of exposure as of December 31, 2017 and 2016:

$ in millions	December 31, 2017			December 31, 2016
Original Par Amount Per Issue	Number of Risks	Gross Par Outstanding	Percent of Total Gross Par Outstanding	Number of Risks	Gross Par Outstanding	Percent of Total Gross Par Outstanding
Less than $10 million	1,665	$7,479.3	17.8%	1,388	$6,309.2	19.0%
$10 to $50 million	981	20,113.5	47.8	806	16,628.4	50.3
$50 to $100 million	141	8,916.7	21.2	103	6,628.9	20.1
$100 to $200 million	30	3,782.3	9.0	27	3,490.8	10.6
$200 to $300 million	6	1,464.8	3.5	—	—	—
$300 to $400 million	1	334.0	0.7	—	—	—
Total insured portfolio	2,824	$42,090.6	100.0%	2,324	$33,057.3	100%

Insured Credit Watchlist

BAM management maintains a surveillance committee that evaluates the credit profile of each insured municipal bond on a periodic basis. The surveillance committee places each insured municipal bond into one of four surveillance categories, the last two of which represent insured municipal bonds that are on BAM’s insured credit watchlist. Insured municipal bonds on the watchlist are monitored closely and are subject to BAM’s distressed credit management procedures, including a remediation plan developed in consultation with BAM’s legal counsel and consultants. The objectives of any remediation plan are to address the problems the issuer is facing, to address any external factors impacting the credit, to ensure that creditors’ rights are enforced and to cure any breaches that may have occurred with respect to any credit triggers or covenants. BAM may work with other insurers, municipal bondholders and/or interested parties on remediation efforts, as applicable.
Surveillance category 3 represents insured municipal bonds whose issuers are experiencing financial, legal or administrative issues causing overall credit quality deterioration, but whose probability of generating an insured loss is remote. Surveillance category 4 represents insured municipal bonds where a loss is expected or losses have been paid and have not been recovered or are not recoverable. As of December 31, 2017, BAM had assigned one credit to surveillance category 3 and did not assign any credits to surveillance category 4.

The following table presents BAM’s watchlist as of December 31, 2017:

$ in millions
Surveillance Category	Issuer	Asset Class	Upcoming Insured Gross Debt-Service Payments	Gross Par Outstanding	Credit Rating (1)
3	City of Hartford, CT	General Obligation	2018: $8.5	$103.0	CCC
			2019: $9.4
(1) “CCC” is the eighteenth highest of twenty-eight credit ratings assigned by Standard & Poor’s.

MEDIAALPHA

In March 2014, White Mountains acquired a controlling interest in MediaAlpha. On October 5, 2017, White Mountains acquired 131,579 additional newly-issued Class A common units of MediaAlpha for $13 million. Through December 31, 2017, White Mountains has invested approximately $49 million in MediaAlpha ($31 million net of distributions received).
MediaAlpha is a leading marketing technology company that enables the programmatic buying and selling of vertical-specific, performance-based media between advertisers (buyers of advertising inventory) and publishers (sellers of advertising inventory) through cost-per-click, cost-per-call and cost-per-lead pricing models. MediaAlpha’s media buying platform (“MediaAlpha for Advertisers”) enables advertisers to create and automate data-driven bidding strategies designed to improve the efficiency and enhance the overall performance of their marketing campaigns. MediaAlpha’s publisher platform (“MediaAlpha for Publishers”) is used by publishers to sell their vertical-specific, performance-based media to advertisers through transparent, programmatic, auction-based marketplaces. MediaAlpha works with over 400 advertisers and 300 publishers across a number of insurance (auto, motorcycle, home, renter, health and life) and non-insurance (travel, education, personal finance and home services) verticals.
As of December 31, 2017 and 2016, White Mountains reported $97 million and $58 million of total assets and $37 million and $29 million of total equity related to MediaAlpha. As of December 31, 2017 and 2016, White Mountains owned 64.4% and 60.0% of MediaAlpha. As of December 31, 2017 and 2016, White Mountains reported $13 million and $12 million of non-controlling interest related to MediaAlpha.

Business Model

MediaAlpha generates revenue based on the value of the media bought and sold by advertisers and publishers through its technology platforms. MediaAlpha’s cost of sales is comprised primarily of revenue share-based payments to publishers and traffic acquisition costs paid to top tier search engines.

MediaAlpha offers its partners the flexibility to transact using MediaAlpha’s platforms through the following relationship types:

•
Open Exchange: Under this model, the advertiser pays for media placement on publisher sites, on a source-transparent basis, through an agreement with MediaAlpha. MediaAlpha secures and manages the advertising partnerships, as well as the publisher relationships. MediaAlpha bills the advertiser for the media purchased through the Open Exchange and is responsible for collections from the advertiser and disbursements to publisher partners. Revenue recognized represents the gross dollars transacted through the Open Exchange (“transaction value”) and cost of sales is comprised of the revenue share payments to publisher partners.

•
Buyer Exchange: Under this model, the advertiser uses MediaAlpha’s advertisers platform to manage and optimize media campaigns that place ads on third party publisher sites or advertising networks that do not use MediaAlpha for Publishers for the sale of their media. MediaAlpha tracks the transaction value of the media purchased through MediaAlpha’s platform from these third-party media partners and bills the advertiser a platform fee based on that total transaction value. Revenue is recognized on a net basis, representing the licensing fee, since MediaAlpha is not responsible for disbursing funds to the advertiser’s various third-party media partners.

•
Seller Exchange: Under this model, the publisher uses MediaAlpha’s publishers platform to manage, track, and optimize the media spend from advertisers with whom the publisher maintains direct contractual relationships. The publisher utilizes the platform as its ad serving, demand management, yield optimization, reporting, and analytics platform to enable the direct, programmatic sale of its performance media to its advertisers. MediaAlpha tracks the total transaction value generated through the publishers platform, but is not responsible for billing or collections from the publisher’s advertisers. MediaAlpha bills the publisher a platform fee based on the transaction value of the media sold by the publisher and recognizes this revenue on a net basis.

The following table presents the transaction value by relationship types for the years ended December 31, 2017, 2016, and 2015:

	Years Ended December 31,
$ in millions	2017		2016		2015
Open Exchange (1)	$159.9	73.1%	$113.2	64.8%	$102.6	68.2%
Seller Exchange	33.9	15.5	38.4	21.9	32.4	21.5
Buyer Exchange	25.0	11.4	23.2	13.3	15.6	10.3
Total transaction value	$218.8	100.0%	$174.8	100.0%	$150.6	100.0%
(1) Includes transaction value from owned and operated properties.

MediaAlpha operates in several data-rich verticals, including Property & Casualty (“P&C”), Health, Life and Medicare (“HLM”), Travel, and Others (Education, Consumer Finance and Home Services).

•
P&C consists of advertisers who acquire customers with the intent of selling automobile, home or motorcycle insurance coverage. The advertisers in this vertical are primarily national insurance carriers and advertising agencies commissioned by carriers. The publishers in this vertical are a mix of third party publishers and national carriers (“Carrier Publishers”) and MediaAlpha’s owned and operated properties.

•
HLM consists of advertisers who acquire customers with the intent of selling them Health, Life and Medicare insurance coverage. The advertisers in this vertical are primarily national carriers and advertising agencies commissioned by carriers. The publishers in this vertical are primarily third-party publishers and MediaAlpha’s owned and operated properties. On October 5, 2017, MediaAlpha acquired certain assets associated with the Health, Life and Medicare insurance business of Healthplans.com. The acquisition allowed MediaAlpha to supplement its position as the leading marketing technology provider for advertisers and publishers in this market. See Note 4 — “Goodwill and Other Intangibles Assets”.

•
Travel consists of advertisers who acquire customers with the intent of selling a leisure travel item (e.g. air fare, hotel, package deal, car rental). The advertisers in this vertical are primarily national brands, online travel agents, travel metasearch sites and advertising agencies commissioned by national brands. The publishers in this vertical are a mix of third-party publishers and MediaAlpha’s owned and operated properties. On January 15, 2016, MediaAlpha acquired certain travel-related assets from Oversee.net, including owned and operated websites, domain names and key customer relationships. The acquisition accelerated MediaAlpha’s entry into the travel vertical, providing MediaAlpha with access to a high quality owned and operated inventory and existing advertiser relationships, consisting primarily of major online travel agents, metasearch sites and national brands.  See Note 4 — “Goodwill and Other Intangibles Assets”.

•	Other verticals MediaAlpha operates in include the following:

◦	Education consists of advertisers in the for-profit education industry, who seek to acquire customers that will enroll in higher or technical education programs.

◦	Consumer Finance consists of multiple sub verticals, ranging from mortgage products (refinance, HELOC, new home) to personal loans.

◦	Home Services consists of advertisers who acquire customers with the intent of selling them a product to enhance the home ownership experience (e.g., home security, solar panels).

The following table presents the transaction value by vertical for the years ended December 31, 2017, 2016, and 2015:

	Years Ended December 31,
$ in millions	2017		2016		2015
P&C	$121.6	55.5%	$126.5	72.4%	$138.2	91.9%
HLM	65.4	29.9	32.4	18.5	11.3	7.5
Travel	18.3	8.4	10.1	5.8	—	—
Other	13.5	6.2	5.8	3.3	1.1	0.6
Total transaction value	$218.8	100.0%	$174.8	100.0%	$150.6	100.0%

Strategy

MediaAlpha’s goal is to gain adoption of its technology platforms in all data-rich, performance-marketing verticals. MediaAlpha believes that online advertising spend will continue to shift toward measurable, data-driven models and that advertisers will continue to focus on performance and return on investment (“ROI”) on advertising spend. Since inception, MediaAlpha’s approach has been to facilitate this shift by providing partners with unparalleled pricing control and full source transparency down to the domain level, and by continually improving its technology platforms to provide key constituents with more and deeper capabilities.

Competition

The marketing industry is very competitive, highly fragmented and historically dominated by advertising networks. MediaAlpha’s direct competitors include QuinStreet Inc. (QNST), Intent Media, Clicktripz and SmarterTravel. MediaAlpha differentiates itself from the competition in the following areas:

•	Technology: MediaAlpha’s proprietary technology provides advertisers with a set of robust tools to help them manage their adverting spend programmatically, on a granular, real time basis.

•	Transparency: The marketplaces powered by MediaAlpha’s technology are fully source transparent, offering full placement-level pricing control to the advertiser.

•
Control: MediaAlpha’s technology gives granular, self-service buying control to advertisers and enables publishers to control and manage all aspects of how their media is made available to advertisers.

•	Quality: MediaAlpha’s publishers include some of the largest and most reputable names in the industry.

OTHER OPERATIONS

White Mountains’s Other Operations segment consists of the Company, its wholly-owned subsidiary, White Mountains Capital, Inc. (“WM Capital”), its wholly-owned investment management subsidiary, WM Advisors, its other intermediate holding companies, as well as certain consolidated and unconsolidated private capital and other investments. As an integral part of White Mountains’s business of acquiring and operating businesses and assets in the insurance, financial services and related sectors, WM Capital seeks to partner with like-minded owners and management teams of operating businesses (“WM Capital Operating Businesses”) and investment management businesses (“WM Capital Investment Management Businesses”) in these sectors.  These partnerships typically take the form of private capital investments to acquire controlling and non-controlling equity interests in these businesses.  WM Capital believes its long-term approach is a competitive advantage over traditional private capital investors who often have more rigid holding periods.
WM Capital’s controlling equity interests are consolidated within White Mountains’s financial statements, while WM Capital’s joint ventures and other non-controlling equity interests are unconsolidated and accounted for at fair value within other long-term investments.

WM Capital Operating Businesses

PassportCard and DavidShield
In April 2015, White Mountains acquired an equity interest in a 50%/50% joint venture, PassportCard Limited (“PassportCard”) for $21 million. Based in the United Kingdom, PassportCard is a global managing general agency (“MGA”) offering the travel industry’s first real-time, paperless insurance solution, facilitating claim payouts in minutes wherever the customer needs it.  PassportCard directly markets its solutions in select markets and also franchises its offerings to major travel insurance and medical assistance companies worldwide.  PassportCard receives commissions for placing policies with its insurance carrier partners and licensing fees for use of its card-based technology.
On January 24, 2018, White Mountains acquired 50% of DavidShield Life Insurance Agency (2000) Ltd. (“DavidShield”) for approximately $28 million, previously its joint venture partner in PassportCard.  As part of the transaction, White Mountains restructured its PassportCard interest so that White Mountains continues to own a 50% equity interest in PassportCard. DavidShield is an MGA that is the leading provider of expatriate medical insurance in Israel and uses the same card-based delivery system as PassportCard.  Since 2000, DavidShield has delivered industry leading medical insurance solutions to diplomats, non-governmental organizations and thousands of multinational corporations and individuals in over 95 countries.

Wobi
In February 2014, White Mountains acquired a controlling interest in Wobi Insurance Agency, Ltd (“Wobi”), a financial-sector price comparison business in Israel. Wobi has built a consumer-facing technology platform to enable price comparison and has assembled a panel of large, branded insurance carriers. The company sells primarily auto insurance and earns commissions on all policy sales. As of December 31, 2017 and 2016, White Mountains reported $5 million and $2 million of total assets and $2 million and $(3) million of shareholders’ equity related to Wobi. As of December 31, 2017, White Mountains owned 96.8% of Wobi.

Buzzmove
In August 2016, White Mountains acquired 71% of Removal Stars Ltd. (“Buzzmove”) on a fully converted basis for British Pound Sterling (“GBP”) 6 million (approximately $8 million). As of December 31, 2017, White Mountains owned 77% of Buzzmove at an aggregate cost of GBP 10 million (approximately $13 million).
Buzzmove is an online price comparison and booking platform for all moving related services in the United Kingdom. Buzzmove helps customers choose a moving company by providing accurate quotes based on a proprietary system that helps customers itemize and value the contents of their home or commercial office. Buzzmove manages a panel of over 410 moving company partners that bid in real-time on customers’ moving-related jobs through the company’s technology platform. Customers can also use the inventory list produced by Buzzmove to obtain homeowners and renters insurance quotes online.
As of December 31, 2017 and 2016, White Mountains reported $12 million and $10 million of total assets and $11 million and $10 million of shareholders’ equity related to Buzzmove. As of December 31, 2017 and 2016, White Mountains reported $3 million of non-controlling interests related to Buzzmove.

Other
In May 2012, White Mountains acquired a non-controlling interest in Compare.com, a U.S.-based online price comparison business for auto insurance. Since 2012, White Mountains has made additional purchases of the company to support growth and increase its ownership interest. As of December 31, 2017, White Mountains owned 22% of Compare.com at an aggregate cost of $34 million.

In July 2014, White Mountains acquired 45% of YOUSURE Tarifvergleich GmbH (“durchblicker”) for Euro 9 million (approximately $12 million). durchblicker is an Austrian online price comparison business for both insurance (auto, home, legal, accident, travel) and non-insurance (energy, telephone, financial products) verticals.
In December 2015, White Mountains acquired a non-controlling interest in Captricity, Inc. (“Captricity”). Captricity provides proprietary artificial intelligence technology solutions to modernize legacy workflow for enterprise clients, including insurance clients. As of December 31, 2017, White Mountains owned 22% of Captricity, on a fully converted basis, for an aggregate cost of $29 million.
In December 2015, White Mountains acquired 20% of OneTitle Holdings LLC (“OneTitle”) for $3 million. OneTitle is a direct-to-consumer title insurance business based in New York. White Mountains has a contingent commitment to an affiliate of OneTitle through a $10 million surplus note facility. This facility was undrawn at December 31, 2017.

WM Capital Investment Management Businesses

Enlightenment Capital
In November 2012, in connection with its limited partnership investment in Enlightenment Capital Fund I, White Mountains acquired a 15% general partner interest in Enlightenment Capital, a private investment firm that provides flexible capital solutions to middle market businesses in the aerospace, defense and government sectors. White Mountains also holds non-controlling limited partnership interests in both Enlightenment Capital Fund I and Enlightenment Capital Fund II. The fair value of White Mountains’s investments in the Enlightenment Capital Funds was approximately $16 million at December 31, 2017.

Tuckerman Capital
White Mountains owns a 25% general partnership interest in Tuckerman Capital, a private investment firm with a focus on manufacturing and industrial service sectors. White Mountains also holds non-controlling limited partnership interests in the Tuckerman Capital III Fund, the Tuckerman Capital IV Fund, the Tuckerman Capital V Fund and the Tuckerman Capital V Co-investment Fund. White Mountains also holds a direct interest in Galvanic Applied Sciences (“Galvanic”), a manufacturer of liquid and gas analyzers, through Tuckerman Capital. The fair value of White Mountains’s investment in the Tuckerman Capital Funds and Galvanic was approximately $47 million at December 31, 2017.

Easterly
In November 2017, White Mountains acquired a non-controlling interest in Easterly Partners Group, LLC (“Easterly”) in connection with a broader strategic partnership. Easterly is a private investment firm that forms affiliate partnerships with asset management businesses and assists them with strategic growth initiatives. From time to time, White Mountains may commit its investment assets to the strategies and products of Easterly's existing and new affiliates and/or additional capital to acquire, jointly with Easterly, stakes in third-party asset managers. For example, on January 26, 2018, White Mountains entered into an agreement to fund up to $50 million in CrossHarbor Institutional Partners 2018, L.P., an Easterly affiliate focused on transitional, distressed and complex real estate transactions.

Kudu
On February 5, 2018, White Mountains entered into an agreement to fund up to $125 million in Kudu Investment Management, LLC (“Kudu”), a leading capital provider to asset management and wealth management firms. Kudu specializes in providing capital solutions to asset managers and registered investment advisers, including generational ownership transfers, management buyouts, acquisition and growth finance, as well as liquidity for legacy partners.

WM Advisors

WM Advisors manages substantially all of White Mountains’s investment portfolio, which primarily consists of fixed maturity investments, short-term investments, common equity securities and other long-term investments.
Previously, WM Advisors was a registered investment adviser that also managed investment portfolios for former White Mountains’s subsidiaries OneBeacon Insurance Group, Ltd. (“OneBeacon”) and Sirius International Insurance Group, Ltd. (“Sirius Group”), and former White Mountains affiliate Symetra Financial Corporation (“Symetra”). WM Advisors managed investment portfolios for each party prior to their sales and for a transition period after each respective transaction. See “DISCONTINUED OPERATIONS” on page 43 for a description of the OneBeacon and Sirius Group transactions and “Symetra” on page 42 for a description of the Symetra transaction. As of December 31, 2017, WM Advisors no longer managed any invested assets for OneBeacon, Sirius Group or Symetra. Consequently, WM Advisors de-registered with the SEC and is currently no longer a registered investment adviser.

INVESTMENTS

White Mountains’s investment philosophy is to maximize long-term after-tax total returns while taking prudent levels of risk and maintaining a diversified portfolio, subject to White Mountains’s investment guidelines and various regulatory restrictions.  Under White Mountains’s philosophy, each dollar of after-tax investment income or investment gains (realized or unrealized) is valued equally.
White Mountains’s fixed income portfolio as of December 31, 2017 and 2016 consisted in large part of high-quality, short-duration, fixed maturity investments and short-term investments. White Mountains also maintains an equity portfolio that consists primarily of common equity securities and other long-term investments, including hedge funds, private equity funds, non-controlling interests in private capital investments and foreign currency forward contracts. See “Portfolio Composition” on page 41.
White Mountains’s fixed maturity investment strategy is to purchase securities that are attractively priced in relation to their investment risks. White Mountains also manages the average duration of the fixed income portfolio.  As of December 31, 2017, the fixed income portfolio duration, including short-term investments was 3.4 years. White Mountains has established relationships with a select number of third-party managers to manage certain U.S. and international investment grade and high yield corporate bonds.
White Mountains looks to enhance long-term after-tax total returns by investing in common equity securities and other long-term investments. White Mountains’s portfolio of common equity securities primarily consists of passive exchange traded funds (“ETFs”) and publicly-traded common equity securities that are actively managed by a select number of third-party managers, whom White Mountains believes have a differentiated investment strategy and approach.

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
Symetra’s total revenues and net income for the nine months ended September 30, 2015, which was the last period White Mountains accounted for Symetra common shares under the equity method before changing to fair value, were $1.6 billion and $90 million. As of September 30, 2015, Symetra had total assets of $35.0 billion and shareholders’ equity of $3.1 billion. Symetra’s total revenues and net income for the year ended December 31, 2014 were $2.2 billion and $254 million, respectively. During the period White Mountains held its investment, White Mountains received a total of $151 million in cash dividends from Symetra.

DISCONTINUED OPERATIONS

Over the past five years, White Mountains has disposed of a number of its principal operating businesses and recorded large transaction gains. See Note 2 — “Significant Transactions” on page F-15 and Note 19 — “Held for Sale and Discontinued Operations” on page F-56 for details regarding these dispositions. A description of the largest of these dispositions follows:

OneBeacon

On September 28, 2017, White Mountains completed the disposition of OneBeacon to Intact Financial Corporation in an all-cash transaction for $18.10 per share, or approximately $1.3 billion (the “OneBeacon Transaction”), and recorded a gain of $555 million, net of transaction costs, in discontinued operations.
While owned by White Mountains, OneBeacon was a provider of a wide range of property and casualty insurance products in the United States primarily through independent agencies, regional and national brokers, wholesalers and managing general agencies.

Tranzact

On July 21, 2016, White Mountains completed the disposition of Tranzact Holdings, LLC (“Tranzact”) to an affiliate of Clayton, Dubilier & Rice, LLC and received net proceeds of $221 million at closing. The increase to White Mountains’s book value from the sale of Tranzact was $82 million.
While owned by White Mountains, Tranzact was a provider of comprehensive direct-to-consumer customer acquisition solutions, primarily to insurance companies. Tranzact developed a technology-enabled platform that provides sophisticated direct marketing solutions, fully-provisioned sales and/or robust customer management systems to brand-focused companies seeking to target and acquire a large number of customers on a direct basis. Tranzact operated in the health, life, and property and casualty insurance verticals (as well as several non-insurance verticals). Tranzact generated revenues through commissions and technology licensing, maintenance, and professional fees.

Sirius Group

On April 18, 2016, White Mountains completed the disposition of Sirius Group to CM International Pte. Ltd. and CM Bermuda Limited (collectively “CMI”) for approximately $2.6 billion and recorded a $363 million gain from sale of Sirius Group in discontinued operations and a $113 million in other comprehensive income from discontinued operations.
While owned by White Mountains, Sirius Group was a provider of reinsurance and insurance products for property, accident and health, aviation and space, trade credit, marine, agriculture and certain other exposures on a worldwide basis through its subsidiary, Sirius International Insurance Corporation. Sirius Global Solutions, formerly known as White Mountains Solutions, specialized in the acquisition and management of runoff liabilities for insurance and reinsurance companies both in the United States and internationally.

REGULATION

United States

Insurance Regulation
BAM is subject to regulation and supervision in New York and each of the states where it is licensed to conduct business. Generally, state regulatory authorities have broad supervisory and administrative powers over such matters as licenses, standards of solvency, premium rates, policy forms, investments, statutory deposits, methods of accounting, form and content of financial statements, claims reserves and LAE liabilities, reinsurance, minimum capital and surplus requirements, dividends and other distributions to shareholders, annual and other report filings and other market conduct. In general, such regulation is for the protection of policyholders rather than shareholders. White Mountains believes that BAM is in compliance with all applicable laws and regulations pertaining to its business that would have a material effect on its financial position in the event of non-compliance.

State Accreditation and Monitoring
State insurance laws and regulations include numerous provisions governing marketplace activities of insurers, including provisions governing marketing and sales practices, policyholder services, claims management and complaint handling. State regulatory authorities generally test and enforce these provisions through periodic market conduct examinations.
New York Insurance Law establishes single and aggregate risk limits for financial guaranty insurers. Single risk limits for financial guaranty insurers are applicable to all obligations issued by a single entity and backed by a single revenue source. Insurance on municipal obligations is also subject to a limit where the insured average annual debt service for a single risk, net of qualifying reinsurance and collateral, may not exceed 10% of policyholders' surplus and contingency reserves. In addition, the insured principal of municipal obligations attributable to any single risk, net of qualifying reinsurance and collateral, is limited to 75% of policyholders' surplus and contingency reserves.
The New York Insurance Law also establishes aggregate risk limits on the basis of total outstanding principal and interest of guaranteed obligations insured net of qualifying reinsurance and collateral (the “Aggregate Net Liability”), compared to the sum of the insurer’s policyholders’ surplus and contingency reserves. Under these limits, policyholders' surplus and contingency reserves for municipal obligations must not be less than 0.33% of the Aggregate Net Liability. As of December 31, 2017, BAM’s policyholders’ surplus and contingency reserves for municipal obligations were 0.81% of its Aggregate Net Liability.
If a financial guaranty insurer fails to comply with single or aggregate risk limits, the NYDFS has broad discretion to order the insurer to cease new business originations.
No payment of interest or principal on the BAM Surplus Notes may be made without the approval of the NYDFS.
Under the New York Insurance Law, BAM must establish a contingency reserve to protect policyholders against the effect of adverse economic developments or cycles or other unforeseen circumstances. BAM determines its contingency reserves by applying the calculations required by each state in which it is licensed and recording a contingency reserve equal to the calculation that results in the highest contingency reserve.
When considering the principal amount guaranteed, New York Insurance Law permits the insurer to take credit for amounts ceded through reinsurance.
The NYDFS, the regulatory authority of BAM’s state of domicile, conducts periodic examinations of insurance companies domiciled in New York, usually at five-year intervals. In 2014, the NYDFS commenced and completed its examination of BAM and issued a Report on Examination of BAM for the period beginning at BAM’s inception and ending December 31, 2013. The reports did not note any significant regulatory issues concerning BAM.

Investments
BAM is subject to state laws and regulations that require investment portfolio diversification and that dictate the quality, quantity and general types of investments they may hold. Non-compliance may cause non-conforming investments to be non-admitted when measuring statutory surplus and, in some instances, may require divestiture.

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

Bermuda

Insurance Regulation
The Insurance Act 1978 of Bermuda and related regulations, as amended (the “Insurance Act”), regulates the insurance business of HG Re, and provides that no person may carry on any insurance business in or from within Bermuda unless registered as an insurer under the Insurance Act by the Bermuda Monetary Authority (“BMA”). The BMA, in deciding whether to grant registration, has broad discretion to act as it thinks fit in the public interest. The BMA is required by the Insurance Act to determine whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise to operate an insurance business. In addition, the BMA is required by the Insurance Act to determine whether a person who proposes to control 10 percent, 20 percent, 33 percent or 50 percent (as applicable) of the voting powers of a Bermuda registered insurer or its parent company is a fit and proper person to exercise such degree of control. See “Dividend Capacity” on page 45 for further discussion.
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
As of February 28, 2018, BAM is rated “AA/stable” by Standard & Poor’s. “AA” is the third highest of twenty-one financial strength ratings assigned by Standard & Poor’s.

EMPLOYEES

As of December 31, 2017, White Mountains employed approximately 276 people (consisting of 74 people at the Company, its intermediate holding companies, WM Advisors and HG Global, 117 people at Wobi, 51 people at MediaAlpha and 34 people at Buzzmove). Management believes that White Mountains has satisfactory relations with its employees.

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

Item 1A.  Risk Factors

The information contained in this report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. See “FORWARD-LOOKING STATEMENTS” on page 56 for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements. The Company’s actual future results and trends may differ materially depending on a variety of factors including, but not limited to, the risks and uncertainties discussed below.

Our investment portfolio may suffer reduced returns or losses, which could materially adversely affect our adjusted book value per share, results of operations and financial condition. Adverse changes in equity markets, interest rates, debt markets or foreign currency exchange rates could result in significant losses to the value of our investment portfolio.

Our investment portfolio primarily consists of fixed maturity investments, short-term investments, common equity securities and other long-term investments, including hedge funds, private equity funds, non-controlling interests in private capital investments and foreign currency forward contracts. We invest to maximize long-term after-tax total returns while taking prudent levels of risk and maintaining a diversified portfolio subject to our investment guidelines and various regulatory restrictions. However, investing entails substantial risks. We may not achieve our investment objectives, and our investment performance may vary substantially over time. Investment returns are an important part of our strategy to grow adjusted book value per share, and fluctuations in the equity or fixed income markets could adversely affect our results of operations and financial condition.
Both the fair market value of our investment portfolio and the investment income we generate are affected by general economic and market conditions that are outside of our control, including fluctuations in equity market levels, interest rates, debt market levels, foreign currency exchange rates and credit losses sustained by issuers. A significant decline in the equity markets such as that experienced from September 2008 to March 2009 could have a material adverse effect on our adjusted book value per share, results of operations and financial condition. We are also exposed to changes in debt markets. Interest rates are highly sensitive to many factors, including governmental monetary policies, economic and political conditions and other factors beyond our control. In particular, a significant increase in interest rates could result in significant losses in the value of our investment portfolio and, consequently, could materially adversely affect our adjusted book value per share, results of operations and financial condition. We also hold investments, such as hedge funds, private equity funds, and private capital investments that are not regularly traded in active investment markets and may be illiquid. These investments can experience volatility in their returns or valuation, which could adversely affect our adjusted book value per share, results of operations and financial condition. Additionally, a portion of our investment portfolio is invested in securities denominated in currencies other than the U.S. dollar, predominantly GBP, Japanese Yen and the Euro. A significant strengthening of the U.S. dollar against these other currencies could adversely affect our adjusted book value per share, results of operations and financial condition.

We have successfully created shareholder value through acquisitions and dispositions. We may not be able to continue to create shareholder value through such transactions in the future.

In past years, we have completed numerous acquisitions and dispositions, many of which have contributed significantly to our growth in adjusted book value per share. Failure to identify and complete future acquisition and disposition opportunities could limit our ability to grow our adjusted book value per share. Even if we were to identify and complete future acquisition or disposition opportunities, there is no assurance that such opportunities will ultimately achieve their anticipated benefits.

BAM may not maintain a favorable financial strength rating and that could adversely affect its ability to conduct business, which could materially adversely affect our adjusted book value per share, results of operations and financial condition.

Third-party rating agencies assess and rate the financial strength of insurers, including claims-paying ability. These ratings are based upon criteria established by the rating agencies and are subject to revision at any time at the sole discretion of the agencies. Some of the criteria relate to general economic conditions and other circumstances outside the rated company’s control. These financial strength ratings are used by outside parties to assess the suitability of BAM as a business counterparty, and is an important factor in establishing BAM’s competitive position.
Rating agencies periodically evaluate BAM to confirm that it continues to meet the criteria of the ratings previously assigned to it. Most recently, on June 6, 2017, S&P placed BAM on credit watch negative and initiated a detailed review of BAM’s financial strength rating. On June 26, 2017, S&P concluded its review and affirmed BAM’s “AA/stable” financial strength rating. During the time that BAM was under review by S&P, it voluntarily withdrew from the marketplace and did not write any municipal bond insurance policies.

The maintenance of an “AA” or better financial strength rating from Standard & Poor’s is particularly important to BAM’s ability to write municipal bond insurance and meet its debt service obligations under the BAM Surplus Notes. As of February 28, 2018, BAM is rated “AA/stable” by Standard & Poor’s. A downgrade, withdrawal or negative watch/outlook of BAM’s financial strength rating could severely limit or prevent BAM’s ability to write policies, which could have a material adverse effect on our adjusted book value per share, results of operations and financial condition.

If BAM does not pay some or all of the interest and principal due on the BAM Surplus Notes, White Mountains’s adjusted book value per share, results of operations and financial condition could be materially adversely affected.

As of December 31, 2017, White Mountains owned $499 million in BAM Surplus Notes and had accrued $126 million in interest due thereon. No payment of interest or principal on the BAM Surplus Notes may be made without the approval of the NYDFS. Under its agreements with HG Global, BAM is required to seek regulatory approval to pay interest and principal on the BAM Surplus Notes only to the extent that its capital resources support its outstanding obligations, business plan and ratings. It is unlikely that BAM will pay interest and principal on the BAM Surplus Notes if such payments could lead to a ratings downgrade. In the fourth quarter of 2017, the NYDFS approved a payment on the BAM Surplus Notes of $4 million of principal and $1 million of accrued interest. We cannot guarantee that the NYDFS will approve payments on the BAM Surplus Notes in the future.
Interest payments on the BAM Surplus Notes are due quarterly but are subject to deferral, without penalty or default and without compounding, for payment in the future. No principal is due on the BAM Surplus Notes prior to the stated maturity date of 2042.
BAM’s premiums are dependent on a number of factors, many of which are beyond BAM’s control, including primary municipal bond issuance levels, insured penetration rates, interest rate levels, credit spreads, trading value, capture rate and market share. In addition, the municipal bond insurance industry is highly competitive. BAM’s primary competitor is Assured. BAM and Assured each seek to differentiate itself through financial strength ratings, claims paying resources and underwriting strategies. If BAM is unable to differentiate itself from Assured, it could result in fewer policies issued, lower premium levels and less favorable policy terms and conditions.
During 2017, BAM’s total premiums were $100 million, of which $37 million were MSC and $63 million were risk premiums.  BAM must increase these premium levels in the future in order to be able to pay the amounts due on the BAM Surplus Notes.  If BAM does not pay some or all of the amounts due on the BAM Surplus Notes, our adjusted book value per share, results of operations and financial condition could be materially adversely impacted.

We may be treated as a PFIC, in which case a U.S. holder of our common shares could be subject to disadvantageous rules under U.S. federal income tax laws.

Significant potential adverse U.S. federal income tax consequences apply to any U.S. person who owns shares in a passive foreign investment company (“PFIC”). In general, a non-U.S. corporation is classified as a PFIC for a taxable year in which, after taking into account the income and assets of the corporation and certain subsidiaries pursuant to certain “look-through” rules, either (i) 75% or more of its gross income is passive income or (ii) 50% or more of the average quarterly value of its gross assets is attributable to assets that produce passive income or are held for the production of passive income. If a corporation is treated as a PFIC for a taxable year, it is generally treated as a PFIC for all later taxable years.
Passive income for PFIC purposes generally includes interest, dividends and other investment income, subject to certain exceptions. Under a special exception for insurance companies, income derived in the active conduct of an insurance business, including investment income derived in such an insurance business, generally is not treated as passive income for purposes of the PFIC rules. The recently-enacted Tax Cuts and Jobs Act of 2017 (the “TCJA”) modified the insurance exception to apply to a company only if (i) the company would be taxed as an insurance company were it a U.S. corporation and (ii) either (A) loss and loss adjustment expenses and certain reserves constitute more than 25% of the company’s gross assets for the relevant year or (B) loss and loss adjustments expenses and certain reserves constitute more than 10% of the company’s gross assets for the relevant year and, based on the applicable facts and circumstances, the company is predominantly engaged in an insurance business and the failure of the company to satisfy the preceding 25% test is due solely to run-off related or rating-related circumstances involving the insurance business.
At the present time White Mountains does not qualify for the insurance exception described above. However, based on the income and assets of White Mountains and, under applicable “look-through” rules, the income and assets of its subsidiaries, we believe that White Mountains should not be treated as a PFIC, and we do not expect that White Mountains will become a PFIC in the future. However, there is no assurance that White Mountains will not become a PFIC at some future time as a result of changes in our assets, income or business operations. In addition, there is no assurance that the Internal Revenue Service will not successfully argue that White Mountains is now, or in the future may become, a PFIC.

If we are determined to be a PFIC, a U.S. person may be subject to less advantageous tax consequences upon the sale, exchange or receipt of dividends with respect to our common shares and may be required to pay U.S. federal income tax at ordinary income rates for gains and dividends, as well as an interest charge on certain “excess distributions.” Certain elections designed to mitigate the adverse consequences of owning shares in a PFIC, including a “Protective QEF Election,” may be available. If you are a U.S. person, we encourage you to consult your own tax advisor concerning the potential tax consequences to you under the PFIC rules.

The Company and our non-U.S. subsidiaries may become subject to U.S. tax, which may have a material adverse effect on our adjusted book value per share, results of operations and financial condition.

The Company and our non-U.S. subsidiaries operate in a manner such that none of these companies should be subject to U.S. tax (other than U.S. excise tax on insurance and reinsurance premium income attributable to insuring or reinsuring U.S. risks and U.S. withholding tax on some types of U.S. source investment income) because none of these companies should be treated as engaged in a trade or business within the United States. However, because there is considerable uncertainty as to the activities that constitute being engaged in a trade or business within the United States, we cannot be certain that the Internal Revenue Service (“IRS”) will not contend successfully that the Company or its non-U.S. subsidiaries are engaged in a trade or business in the United States. If the Company or any of its non-U.S. subsidiaries were considered to be engaged in a trade or business in the United States, such entity could be subject to U.S. corporate income and branch profits taxes on the portion of its earnings effectively connected to such U.S. business, which could materially adversely affect our adjusted book value per share, results of operations and financial condition.

Changes in tax laws or tax treaties could adversely affect our results of operations and financial condition.

The income of our U.S. subsidiaries is subject to U.S. federal, state and local income tax and other taxes. The TCJA contains changes that decrease the tax rate applicable to our U.S. subsidiaries, but also could increase their taxable income. The Company is monitoring potential impacts based on the newly enacted provisions.
The income of the non-U.S. companies in our group is generally subject to a lower tax rate than that imposed by the United States. Certain of our non-U.S. companies are eligible for the benefits of tax treaties between the United States and other countries. We believe our non-U.S. companies will continue to be eligible for treaty benefits. However, it is possible that factual changes or changes to U.S. tax laws or changes to tax treaties that presently apply to our non-U.S. companies could increase income subject to tax, or the tax rate on income, in the United States.  Similarly, changes to the applicable tax laws, treaties or regulations of other countries could subject the income of members of our group to higher rates of tax outside the United States. Additionally, the base erosion and profit shifting (“BEPS”) project currently being undertaken by the Organization for Economic Cooperation and Development (“OECD”) and the European Commission’s investigation into illegal state aid may result in changes to long standing tax principles, which could materially adversely affect our adjusted book value per share, results of operations and financial condition.

Our non-U.S. subsidiaries will be treated as CFCs and may subject a U.S. 10% shareholder of our common shares to disadvantageous rules under U.S. federal income tax laws.

The TCJA modified certain U.S. tax rules that apply to controlled foreign corporations (“CFCs”). As a result of these changes, each of our non-U.S. subsidiaries will be treated as a CFC for 2017 and for later years. If any of our shareholders during 2017 or later years is a “U.S. 10% shareholder” (as described below) that directly or indirectly owns stock in White Mountains, that shareholder must include in its taxable income each year its pro rata share of our CFC subsidiaries’ “subpart F income” for that year, even if no distributions are received by the U.S. 10% shareholder.
For 2017, a shareholder will be treated as a U.S. 10% shareholder if the shareholder is a U.S. person who owns directly, indirectly or through constructive ownership rules 10% or more of the voting power of our shares. We believe that the restrictions placed on the voting power of our shares should generally prevent shareholders of White Mountains from being treated as U.S. 10% shareholders for 2017. Due to changes made by the TCJA, however, for 2018 and later years a shareholder will be treated as a U.S. 10% shareholder if the shareholder is a U.S. person who owns directly, indirectly or through constructive ownership rules 10% or more of either the voting power or the total value of our shares. As a result, a U.S. person that owns (directly, indirectly or through constructive ownership rules) 10% or more of our shares will generally be treated for 2018 and later years as a U.S. 10% shareholder of our CFC subsidiaries, notwithstanding the voting power restrictions of our shares. However, a person that is a U.S. 10% shareholder solely as a result of constructive ownership rules (i.e., such person does not directly or indirectly own stock of White Mountains) should not have a subpart F income inclusion with respect to our CFC subsidiaries.
If you are a U.S. person who might be a U.S. 10% shareholder, we encourage you to consult your own tax advisor concerning the CFC rules.

We may be deemed to be an investment company under U.S. federal securities law.

The Investment Company Act of 1940, as amended (the “Investment Company Act”), regulates certain companies that are engaged in the business of investing in or trading securities. Although the recent completion of the OneBeacon Transaction and other recent dispositions have resulted in the Company currently having a high level of undeployed capital relative to our historic levels, we do not believe that we are an investment company under the Investment Company Act. White Mountains has been, and will continue to be, engaged in the business of making opportunistic and value-oriented acquisitions of businesses and assets in the insurance, financial services and related sectors, operating these businesses and assets through our subsidiaries and, if and when attractive exit valuations become available, disposing of these businesses and assets.
However, notwithstanding the foregoing, if the Company is found to be an investment company and becomes obligated to register as such under the Investment Company Act, we would attempt to implement various changes to our operations and capital structure. There can be no assurance that the implementation of these changes would be successful. If the Company were ultimately required to register as an investment company, it would become subject to extensive, restrictive and potentially adverse regulation relating to, among other things, operating methods, management, capital structure, our ability to raise additional debt and equity capital or issue options or warrants (which could impact our ability to compensate key employees), financial leverage, dividends, board of director composition and transactions with affiliates. Accordingly, if we were required to register as an investment company, we may not be able to operate our business as it is currently conducted.
If at any time it were found that we had been operating as an investment company in violation of the registration requirements of the Investment Company Act, there would be a risk, among other material adverse consequences, that we could become subject to monetary penalties or injunctive relief, or both, that we could be unable to enforce contracts with third parties, or that third parties could seek to obtain rescission of transactions with us undertaken during the period in which it was established that we were an unregistered investment company. If, subsequently, we were not permitted or were unable to register as an investment company, it is possible that we would be forced to cease operations.

We may be unable to adequately maintain our systems and safeguard the security of our data, which may adversely impact our ability to operate our business and cause reputational harm and financial loss.

Because our business and operations rely on secure and efficient information technology systems, we depend on our ability, and the ability of certain third parties, including vendors and business partners, to access our computer systems to perform necessary functions such as providing quotes and product pricing, billing and processing transactions, administering claims, and reporting our financial results. The functioning of these systems may be impacted by any number of events, including power outages, natural and manmade catastrophes, and cyber-attacks. In the event we are unable to access any of our systems, or any third-party system that we rely upon, our ability to operate our business effectively may be significantly impaired.
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
Our computer systems have been and will continue to be the target of cyber-attacks, although we are not aware that we have experienced a material cybersecurity breach. We are also not aware of any third-party vendor having experienced a material cybersecurity breach that impacted our data. The risk of a cyber-attack may increase, and we may experience more significant attacks in the future.
The risks identified above could expose us to data breaches, disruptions of service, financial losses and significant increases in compliance costs and reputational harm, any of which could adversely affect our business and results of operations and financial condition. In addition, a data breach that involves the compromise of PII or PHI, could subject us to legal liability or regulatory action under data protection and privacy laws and regulations enacted by federal, state and foreign governments, or other regulatory bodies. As a result, our ability to conduct our business and our adjusted book value per share, results of operations and financial condition may be materially adversely affected.

We depend on our key personnel to manage our business effectively and they may be difficult to replace.

Our performance substantially depends on the efforts and abilities of our management team and other executive officers and key employees. Furthermore, much of our competitive advantage is based on the expertise, experience and know-how of our key management personnel. We do not have fixed term employment agreements with any of our key employees or key man life insurance and the loss of one or more of these key employees could adversely affect our results of operations and financial condition. Our success also depends on the ability to hire and retain additional personnel. Difficulty in hiring or retaining personnel could materially adversely affect our adjusted book value per share, results of operations and financial condition.

We may suffer losses from unfavorable outcomes from litigation and other legal proceedings.

From time to time we are subject to legal proceedings. In the event of an unfavorable outcome in one or more legal matters, our ultimate liability may be in excess of amounts we have reserved and such additional amounts could adversely affect our adjusted book value per share, results of operations and financial condition. Furthermore, it is possible that these legal proceedings could result in equitable remedies or other unexpected outcomes that could materially adversely affect our adjusted book value per share, results on operations and financial condition.

Regulation may restrict our ability to operate.

Changes in laws and regulations may restrict our ability to operate and/or have an adverse effect upon the profitability of our business within a given jurisdiction. For example, as a result of various state, federal and international regulatory efforts to modernize and harmonize insurer solvency regulations in the wake of the recent financial crisis, the states could further restrict allowable investments or increase our capital requirements, both of which could materially adversely affect our adjusted book value per share, results of operations and financial condition.

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

Item 2.  Properties

The Company maintains two professional offices in Hamilton, Bermuda, which serve as its headquarters and its registered office. The Company’s principal executive office is in Hanover, New Hampshire. In addition, White Mountains maintains professional offices in Guilford, Connecticut, which house its investment and corporate finance functions and Boston, Massachusetts, which house its corporate accounting, reporting and internal audit functions.
HG Global headquarters are located in Hamilton, Bermuda and BAM’s headquarters are located in New York, New York.
MediaAlpha’s headquarters are located in Los Angeles, California, Wobi’s headquarters are located in Tel Aviv, Israel and Buzzmove’s headquarters are located in London, United Kingdom
The Company’s headquarters, registered office, principal executive office, and corporate accounting, reporting and internal audit offices are leased.  White Mountains owns its investment and corporate finance office in Guilford, Connecticut. HG Global’s, BAM’s, MediaAlpha’s, Wobi’s and Buzzmove’s offices are leased. Management considers its office facilities suitable and adequate for its current level of operations.

Item 3.  Legal Proceedings

None.

Item 4.  Mine Safety Disclosures

None.

Executive Officers of the Registrant and its Subsidiaries (As of February 28, 2018)

Name	Position	Age	Executive Officer since
G. Manning Rountree	Chief Executive Officer	45	2009
Reid T. Campbell	Executive Vice President and Chief Financial Officer	50	2007
J. Brian Palmer	Managing Director and Chief Accounting Officer	45	2001
Robert L. Seelig	Executive Vice President and General Counsel	49	2002

All executive officers of the Company and its subsidiaries are elected by the Board for a term of one year or until their successors have been elected and have duly qualified. Information with respect to the principal occupation and relevant business experience of the Executive Officers follows:
Mr. Rountree was appointed as a director and Chief Executive Officer of the Company in March 2017. Prior to that, he served as an Executive Vice President of the Company and President of WM Capital. He joined White Mountains in 2004 and served as President of WM Advisors from March 2009 until December 2014. Prior to joining White Mountains, Mr. Rountree was a Senior Vice President at Putnam Investments for two years. Prior to joining Putnam Investments, Mr. Rountree spent three years with McKinsey & Company. Mr. Rountree is a director and member of the Risk Management Committee of Admiral Group plc, a large car insurance provider based in the United Kingdom. Mr. Rountree also serves as a director of BAM.
Mr. Campbell was appointed the Executive Vice President and Chief Financial Officer of the Company in May 2017. Prior to that, he served as a Managing Director of WM Capital since January 2004 and as the President of WM Advisors since January 2015. He joined White Mountains in 1994 and has served in a variety of financial management positions with the Company and its subsidiaries. Prior to joining White Mountains, Mr. Campbell spent three years with KPMG. Mr. Campbell also serves as a director of BAM.
Mr. Palmer is a Managing Director and the Chief Accounting Officer of the Company. Prior to joining White Mountains in 1999, Mr. Palmer was with PricewaterhouseCoopers.
Mr. Seelig is an Executive Vice President and the General Counsel of the Company. Prior to joining White Mountains in 2002, Mr. Seelig was with the law firm of Cravath, Swaine & Moore.

PART II

Item 5.  Market for the Company’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

White Mountains’s common shares are listed on the New York Stock Exchange (symbol “WTM”) and the Bermuda Stock Exchange (symbol “WTM-BH”). As of February 26, 2018, there were 234 registered holders of White Mountains common shares, par value $1.00 per share. The following table presents the quarterly range of the high and low sales price for common shares during 2017 and 2016:

	2017		2016
Quarter ended:	High	Low	High	Low
December 31	$903.26	$841.33	$874.69	$815.04
September 30	888.00	838.65	852.58	804.44
June 30	900.05	845.41	845.37	786.33
March 31	948.94	834.20	809.99	689.31

For information on securities authorized for issuance under the Company’s equity compensation plans, see “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” on page 59.
The following graph presents the five-year cumulative total return for a shareholder who invested $100 in common shares as of December 31, 2012, assuming re-investment of dividends. Cumulative returns for the five-year period ended December 31, 2017 are also shown for the Standard & Poor’s 500 Stocks (Property & Casualty) Capitalization Weighted Index (“S&P P&C”) and the Standard & Poor’s 500 Stocks Capitalization Weighted Index (“S&P 500”) for comparison.

Purchases of Equity Securities by the Company
The Company did not repurchase any of its common shares during the fourth quarter of 2017.

Item 6.  Selected Financial Data

The following table presents selected consolidated income statement data and ending balance sheet data for each of the five years ended through December 31, 2017:

	Year Ended December 31,
$ in millions, except share and per share amounts	2017	2016	2015	2014	2013
Income Statement Data:
Revenues (a)	$374	$158	$440	$137	$117
Expenses	366	305	311	216	142
Pre-tax income (loss)	8	(147)	129	(79)	(25)
Income tax benefit (expense)	8	33	(13)	3	4
Non-controlling interest	34	(7)	19	22	13
Equity in earnings of unconsolidated affiliates	—	—	25	45	37
Discontinued operations, net of tax (b)	577	523	135	314	293
Net income attributable to White Mountains’s common shareholders	$627	$402	$295	$305	$322
Income attributable to White Mountains’s common shareholders per share:
Basic — continuing operations	$11.56	$(24.26)	$27.22	$(1.39)	$4.48
Basic — discontinued operations	134.50	104.37	22.98	51.37	47.29
Total basic income per share	$146.06	$80.11	$50.20	$49.98	$51.77
Diluted — continuing operations	$11.56	$(24.26)	$27.22	$(1.39)	$4.48
Diluted — discontinued operations	134.50	104.32	22.98	51.37	47.29
Total diluted income per share	$146.06	$80.06	$50.20	$49.98	$51.77
Balance Sheet Data:
Total assets (c)	$3,659	$6,520	$10,271	$10,448	$12,144
Debt (d)	24	13	65	1	—
Non-controlling interests (e)	(132)	133	454	543	492
White Mountains’s common shareholders’ equity	3,493	3,583	3,903	3,996	3,905
Book value per share	$931.30	$785.01	$694.06	$667.46	$632.22
Adjusted book value per share (f)	$914.75	$789.08	$697.16	$664.48	$642.20
Share Data:
Cash dividends paid per common share	$1.00	$1.00	$1.00	$1.00	$1.00
Ending common shares (000’s) (g)	3,750	4,564	5,624	5,986	6,177

(a)
During 2017 and 2016, Other Operations recognized $133 and $(28) of net realized and unrealized gains (losses) which contributed to the increase and decrease in revenues. In 2015, White Mountains changed the accounting for its investment in Symetra from the equity method to fair value and recognized $259 of unrealized investment gains. See Note 14 — “Investments in Unconsolidated Affiliates” on page F-51.

(b)
As a result of the sale of OneBeacon, Sirius Group, Tranzact and Esurance Holdings, Inc. and its subsidiaries and Answer Financial Inc. and its subsidiaries (collectively, “Esurance”), White Mountains has reclassified the results from these businesses for the past five years in the table above to discontinued operations, net of tax. In 2017, discontinued operations, net of tax, includes a gain from sale of OneBeacon of $554 and income of $21 and a (loss) gain from sale of Sirius and Tranzact of $(1) and $3. In 2016, discontinued operations, net of tax, includes a gain from sale of Sirius and Tranzact of $363 and $52 and net income of $108 primarily related to the operations of OneBeacon. In 2015, discontinued operations, net of tax, includes a gain from sale of Esurance of $18 and net income of $117. In 2014, discontinued operations, net of tax, includes a loss on sale of other discontinued operations of $19, mostly offset by a gain from sale of Fireman’s Fund Insurance Company (“FFIC”) of $14, and net income of $261, primarily related to the operations of Sirius Group. See Note 19 — “Held for Sale and Discontinued Operations” on page F-56.

(c)	White Mountains’s total assets have decreased as a result of the sale of OneBeacon in 2017 and Sirius Group in 2016.

(d)	As of December 31, 2015, White Mountains had $50 outstanding under its credit facility, which was repaid in April 2016.

(e)
White Mountains’s non-controlling interests have decreased as a result of the sale of OneBeacon in 2017 and Sirius Group in 2016. See Note 11 — “Common Shareholders’ Equity and Non-controlling Interests” on page F-45 for a detailed breakdown of non-controlling interests by consolidated entity.

(f)	Adjusted book value per share is a non-GAAP measure. See “NON-GAAP FINANCIAL MEASURES” on page 51.

(g)
During 2017, 2016, 2015, 2014 and 2013, White Mountains repurchased 832,725, 1,106,145, 387,495, 217,879 and 141,535 respectively, of its common shares through a combination of tender offers, open market transactions and other transactions.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains “forward-looking statements”. White Mountains intends statements that are not historical in nature, which are hereby identified as forward-looking statements, to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. White Mountains cannot promise that its expectations in such forward-looking statements will turn out to be correct. White Mountains’s actual results could be materially different from and worse than its expectations. See “FORWARD-LOOKING STATEMENTS” on page 56 for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements.
The following discussion also includes five non-GAAP financial measures, adjusted book value per share, MediaAlpha’s earnings before interest, taxes, depreciation and amortization (“EBITDA”), adjusted total capital and consolidated portfolio returns excluding Symetra, and common equity securities and other long-term investment returns excluding Symetra, that have been reconciled to their most comparable GAAP financial measures on page 51. White Mountains believes these measures to be useful in evaluating White Mountains’s financial performance and condition.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

Overview—Year Ended December 31, 2017 versus Year Ended December 31, 2016
White Mountains ended 2017 with book value per share of $931 and adjusted book value per share of $915, an increase of 18.8% and 16.1% for the year, including dividends. The increases were primarily driven by the gain on the sale of OneBeacon. Comprehensive income attributable to common shareholders increased to $631 million in 2017 compared to $547 million in 2016. Comprehensive income attributable to common shareholders in both 2017 and 2016 was driven by large transaction gains. In 2017, OneBeacon was acquired by Intact Financial Corporation in an all-cash transaction for $18.10 per share, from which White Mountains received $1.3 billion and recorded a net gain of $555 million. In 2016, White Mountains recorded net gains of $477 million and $82 million from the sales of Sirius Group and Tranzact. See Note 2 — “Significant Transactions” on page F-15 for a description of each transaction.
For the year ended December 31, 2017, White Mountains repurchased and retired 832,725 of its common shares for $724 million at an average share price of $869.29, or approximately 95% of White Mountains’s December 31, 2017 adjusted book value per share. For the year ended December 31, 2017, White Mountains returned a total of $728 million of capital to shareholders through share repurchases and dividends.
Written premiums and MSC in the HG Global/BAM segment totaled $101 million in 2017, compared to $77 million in 2016, as higher pricing more than offset a decrease in issuance volume. BAM insured municipal bonds with par value of $10.4 billion in 2017, compared to $11.3 billion in 2016. Total pricing, which is written premiums plus MSC, including the present value of future installment MSC not yet collected, weighted by the par value of municipal bonds insured, was 99 basis points, up from 68 basis points in 2016. As of December 31, 2017, BAM’s total claims paying resources were $708 million on gross par outstanding of $42 billion. Total claims paying resources increased $65 million from December 31, 2016, reflecting positive cash flow building in the BAM system. During 2017, BAM paid $5 million of principal and interest in cash on the surplus notes held by HG Re.
Beginning in the second quarter of 2017, White Mountains changed its calculation of adjusted book value per share (i) to include a discount for the time value of money arising from the expected timing of cash payments of principal and interest on the BAM surplus notes and (ii) to add back the unearned premium reserve, net of deferred acquisition costs, at HG Global. See “NON-GAAP FINANCIAL MEASURES” on page 51.
MediaAlpha reported break-even results in 2017, compared to pre-tax loss of $4 million in 2016. MediaAlpha’s EBITDA was $11 million in 2017, compared to $7 million in 2016. The increases in pre-tax income and EBITDA were primarily driven by growth in the Health, Life and Medicare and the P&C verticals. In October 2017, MediaAlpha acquired certain assets associated with the Health, Life and Medicare insurance business of Healthplans.com. The acquired assets include domain names, advertiser and publisher relationships, traffic acquisition accounts, and owned and operated websites. During the fourth quarter of 2017, which includes the annual open enrollment period for Health and Medicare coverages, business from the acquired assets contributed $2 million of both pre-tax income and EBITDA.
The pre-tax total return on invested assets was 5.6% for 2017, compared to 2.7% for 2016. White Mountains’s fixed income portfolio returned 3.5% for 2017 and 2.4% for 2016, outperforming the longer duration Bloomberg Barclays U.S. Intermediate Aggregate Index returns of 2.3% for 2017 and 2.0% for 2016. White Mountains’s portfolio of common equity securities returned 20.1% for 2017 and 6.2% for 2016, underperforming the S&P 500 Index returns of 21.8% for 2017 and 12.0% for 2016. White Mountains’s other long-term investments portfolio returned -5.8% for 2017, primarily attributable to losses from foreign currency forward contracts and private capital investments.
White Mountains’s other long-term investments portfolio returned 0.8% for 2016. The results were primarily attributable to favorable mark-to-market adjustments to the surplus notes financed in conjunction with OneBeacon’s sale of its runoff business (the “OneBeacon Surplus Notes”), mostly offset by losses from private equity funds and private capital investments.

Overview—Year Ended December 31, 2016 versus Year Ended December 31, 2015
White Mountains ended 2016 with book value per share of $785 and adjusted book value per share of $789, an increase of 13.2% and 13.3% for the year, including dividends. Comprehensive income attributable to common shareholders increased to $547 million in 2016 compared to $187 million in 2015. The increases in 2016 were driven by larger transaction related gains. In 2016, White Mountains recorded gains of $477 million and $82 million from the sale of Sirius Group and Tranzact. In 2015, White Mountains recognized $241 million of comprehensive income which was the result of a change in accounting for the investment in Symetra from the equity method to fair value, caused by White Mountains’s relinquishment of its representation on Symetra’s board of directors subsequent to Symetra entering into a merger agreement with Sumitomo Life. See Note 2 — “Significant Transactions” on page F-15 for a description of each transaction.
For the year ended December 31, 2016, White Mountains repurchased and retired 1,106,145 of its common shares for $887 million at an average share price of $802.08, approximately 101% of White Mountains’s December 31, 2016 adjusted book value per share. For the year ended December 31, 2016, White Mountains returned a total of $892 million of capital to shareholders through share repurchases and dividends.
Written premiums and MSC in the HG Global/BAM segment were $77 million in 2016, compared to $55 million in 2015, from both higher pricing and higher issuance volume. BAM insured municipal bonds with par value of $11.3 billion in 2016, compared to $10.6 billion in 2015. Total pricing, which is premiums plus MSC weighted by the par value of municipal bonds insured, was 68 basis points, up from 52 basis points in 2015. As of December 31, 2016, BAM’s total claims paying resources were $644 million on total par insured of $33 billion. Total claims paying resources increased $43 million from December 31, 2015.
MediaAlpha reported pre-tax loss of $4 million in 2016, compared to $2 million in 2015. EBITDA was $7 million in both 2016 and 2015. For 2016, an increase in the pre-tax income from the Health, Life and Medicare vertical of approximately $2 million was offset by lower pre-tax income from the P&C vertical. Additionally, in 2016, amortization expense was $2 million higher than 2015, primarily from amortization related to the 2016 acquisition of certain assets in the travel vertical.
The pre-tax total return on invested assets was 2.7% for 2016, compared to 3.6% for 2015. White Mountains’s fixed income portfolio returned 2.4% for 2016, outperforming the longer duration Bloomberg Barclays U.S. Intermediate Aggregate Index return of 2.0%. White Mountains’s fixed income portfolio returned 0.2% for 2015, underperforming the longer duration Bloomberg Barclays U.S. Intermediate Aggregate Index return of 1.2%. White Mountains’s portfolio of common equity securities returned 6.2% for 2016, underperforming the S&P 500 Index return of 12.0%. White Mountains’s portfolio of common equity securities returned 33.2% for 2015. Excluding the results from the Symetra transaction, White Mountains’s portfolio of common equity securities returned 2.9% for 2015, outperforming the S&P 500 Index return of 1.4%. White Mountains’s other long-term investments portfolio returned 0.8% for 2016. The results were primarily attributable to favorable mark-to-market adjustments to the OneBeacon Surplus Notes, mostly offset by losses from private equity funds and private capital investments. White Mountains’s other long-term investment portfolio returned -10.1% in 2015, primarily attributable to unfavorable mark-to-market adjustments to the OneBeacon Surplus Notes and unfavorable results from energy exposed private equity funds and a distressed debt hedge fund.
Sirius Group’s results inured to White Mountains until April 18, 2016, the closing date of the sale to CMI. For the 2016 period, White Mountains reported Sirius Group’s comprehensive income of $27 million and a combined ratio of 102%, which was driven by $17 million of recorded losses from the Ecuador earthquake that occurred on April 16, 2016.

Adjusted Book Value Per Share

The following table presents White Mountains’s adjusted book value per share, a non-GAAP financial measure, for the years ended December 31, 2017, 2016 and 2015 and reconciles this non-GAAP measure to the most comparable GAAP measure. See “NON-GAAP FINANCIAL MEASURES” on page 51.

	December 31,
	2017	2016	2015
Book value per share numerators (in millions):
White Mountains’s common shareholders’ equity	$3,492.5	$3,582.7	$3,903.2
Future proceeds from options (1)	—	29.7	—
Time-value of money discount on expected future payments on the BAM Surplus Notes (2)	(157.0)	N/A	N/A
HG Global’s unearned premium reserve (2)	103.9	N/A	N/A
HG Global’s net deferred acquisition costs (2)	(24.3)	N/A	N/A
Adjusted book value per share numerator	$3,415.1	$3,612.4	$3,903.2
Book value per share denominators (in thousands of shares):
Common shares outstanding	3,750.2	4,563.8	5,623.7
Unearned restricted shares	(16.8)	(25.9)	(25.0)
Options assumed issued (1)	—	40.0	—
Adjusted book value per share denominator	3,733.4	4,577.9	5,598.7
GAAP book value per share	$931.30	$785.01	$694.06
Adjusted book value per share	$914.75	$789.08	$697.16
Dividends paid per share	$1.00	$1.00	$1.00

(1)
Adjusted book value per share at December 31, 2016 includes the impact of 40,000 non-qualified stock options exercisable for $742 per common share. All non-qualified options were exercised prior to their expiration date of January 20, 2017.

(2)	Amounts reflects White Mountains’s preferred share ownership in HG Global of 96.9%.

The following tables presents goodwill and other intangible assets that are included in White Mountains’s adjusted book value as of December 31, 2017, 2016 and 2015:

	December 31,
Millions	2017	2016	2015
Goodwill:
MediaAlpha	$18.3	$18.3	$18.3
Buzzmove	7.6	7.6	—
Other	—	—	.3
Total goodwill	25.9	25.9	18.6
	.
Other intangible assets:
MediaAlpha	35.4	18.3	24.4
Buzzmove	.8	1.0	—
Other	—	—	2.5
Total other intangible assets	36.2	19.3	26.9
Total goodwill and other intangible assets (1)	62.1	45.2	45.5
Goodwill and other intangible assets held for sale	—	1.2	334.3
Goodwill and other intangible assets attributed to non-controlling interests	(21.1)	(17.1)	(17.1)
Goodwill and other intangible assets included in White Mountains’s common shareholders’ equity	$41.0	$29.3	$362.7
(1) See Note 4 — “Goodwill and Other Intangible Assets” on page F-30 for details of other intangible assets.

Summary of Consolidated Results

The following table presents White Mountains’s consolidated financial results by industry for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
Millions	2017	2016	2015
Revenues
Financial Guarantee revenues	$23.3	$16.7	$10.7
Marketing Technology revenues	163.2	116.5	105.5
Other revenues	187.3	24.5	323.8
Total revenues	373.8	157.7	440.0
Expenses
Financial Guarantee expenses	47.3	43.4	40.1
Marketing Technology expenses	163.6	120.6	107.5
Other expenses	155.1	141.0	163.2
Total expenses	366.0	305.0	310.8
Pre-tax income (loss)
Financial Guarantee pre-tax loss	(24.0)	(26.7)	(29.4)
Marketing Technology pre-tax loss	(.4)	(4.1)	(2.0)
Other pre-tax income (loss)	32.2	(116.5)	160.6
Total pre-tax income (loss)	7.8	(147.3)	129.2
Income tax benefit (expense)	7.8	32.9	(12.7)
Net income (loss) from continuing operations	15.6	(114.4)	116.5
Gain on sale of discontinued operations, net of tax	557.0	415.1	18.2
Net income from discontinued operations, net of tax	20.5	108.3	116.9
Equity in earnings of unconsolidated affiliates, net of tax	—	—	25.1
Net income	593.1	409.0	276.7
Net income (loss) attributable to non-controlling interests	34.1	(7.2)	18.5
Net income attributable to White Mountains’s common shareholders	627.2	401.8	295.2
Other comprehensive income (loss), net of tax	.3	(.7)	(42.8)
Comprehensive income (loss) from discontinued operations, net of tax	3.2	146.3	(65.0)
Comprehensive income	630.7	547.4	187.4
Comprehensive income attributable to non-controlling interests	(.2)	(.3)	—
Comprehensive income attributable to White Mountains’s common shareholders	$630.5	$547.1	$187.4

I. Summary of Operations By Segment

White Mountains conducts its operations through three segments: (1) HG Global/BAM, (2) MediaAlpha and (3) Other Operations. A discussion of White Mountains’s consolidated investment operations is included after the discussion of operations by segment. White Mountains’s segment information is presented in Note 13 — “Segment Information” on page F-48 to the Consolidated Financial Statements.
As a result of the OneBeacon, Sirius Group and Tranzact transactions, the results of operations for OneBeacon, Sirius Group and Tranzact have been classified as discontinued operations and are now presented separately, net of related income taxes, in the statement of comprehensive income. Prior year amounts have been reclassified to conform to the current period’s presentation. See Note 19 — “Held for Sale and Discontinued Operations” on page F-56.

HG Global/BAM

The following tables present the components of pre-tax income included in White Mountains’s HG Global/BAM segment related to the consolidation of HG Global, which includes HG Re and its other wholly-owned subsidiaries, and BAM for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31, 2017
Millions	HG Global	BAM	Eliminations	Total
Gross written premiums	$—	$63.2	$—	$63.2
Assumed (ceded) written premiums	53.6	(53.6)	—	—
Net written premiums	$53.6	$9.6	$—	$63.2

Earned insurance and reinsurance premiums	$7.1	$2.3	$—	$9.4
Net investment income	3.3	9.0	—	12.3
Net investment income - BAM Surplus Notes	19.0	—	(19.0)	—
Net realized and unrealized investment (losses) gains	(1.2)	1.8	—	.6
Other revenues	—	1.0	—	1.0
Total revenues	28.2	14.1	(19.0)	23.3
Insurance and reinsurance acquisition expenses	1.5	2.5	—	4.0
Other underwriting expenses	—	.4	—	.4
General and administrative expenses	1.0	41.9	—	42.9
Interest expense - BAM Surplus Notes	—	19.0	(19.0)	—
Total expenses	2.5	63.8	(19.0)	47.3
Pre-tax income (loss)	$25.7	$(49.7)	$—	$(24.0)
Supplemental information:
Member surplus contributions(1)	$—	$37.4	$—	$37.4
(1) MSC are recorded directly to BAM’s equity, which is recorded as non-controlling interest on White Mountains’s balance sheet.

	Year Ended December 31, 2016
Millions	HG Global	BAM	Eliminations	Total
Gross written premiums	$—	$38.6	$—	$38.6
Assumed (ceded) written premiums	27.2	(27.2)	—	—
Net written premiums	$27.2	$11.4	$—	$38.6

Earned insurance and reinsurance premiums	$4.4	$1.5	$—	$5.9
Net investment income	2.2	6.8	—	9.0
Net investment income - BAM Surplus Notes	17.8	—	(17.8)	—
Net realized and unrealized investment gains	.1	.6	—	.7
Other revenues	—	1.1	—	1.1
Total revenues	24.5	10.0	(17.8)	16.7
Insurance and reinsurance acquisition expenses	.9	2.5	—	3.4
Other underwriting expenses	—	.4	—	.4
General and administrative expenses	1.4	38.2	—	39.6
Interest expense - BAM Surplus Notes	—	17.8	(17.8)	—
Total expenses	2.3	58.9	(17.8)	43.4
Pre-tax income (loss)	$22.2	$(48.9)	$—	$(26.7)
Supplemental information:
Member surplus contributions(1)	$—	$38.0	$—	$38.0
(1) MSC are recorded directly to BAM’s equity, which is recorded as non-controlling interest on White Mountains’s balance sheet.

	Year Ended December 31, 2015
Millions	HG Global	BAM	Eliminations	Total
Gross written premiums	$—	$25.9	$—	$25.9
Assumed (ceded) written premiums	19.3	(19.3)	—	—
Net written premiums	$19.3	$6.6	$—	$25.9

Earned insurance and reinsurance premiums	$2.5	$.8	$—	$3.3
Net investment income	1.9	4.2	—	6.1
Net investment income - BAM Surplus Notes	15.8	—	(15.8)	—
Net realized and unrealized investment (losses) gains	(.3)	.9	—	.6
Other revenues	—	.7	—	.7
Total revenues	19.9	6.6	(15.8)	10.7
Insurance and reinsurance acquisition expenses	.6	2.3	—	2.9
Other underwriting expenses	—	.4	—	.4
General and administrative expenses	1.4	35.4	—	36.8
Interest expense - BAM Surplus Notes	—	15.8	(15.8)	—
Total expenses	2.0	53.9	(15.8)	40.1
Pre-tax income (loss)	$17.9	$(47.3)	$—	$(29.4)
Supplemental information:
Member surplus contributions(1)	$—	$29.2	$—	$29.2
(1) MSC are recorded directly to BAM’s equity, which is recorded as non-controlling interest on White Mountains’s balance sheet.

HG Global/BAM Results—Year Ended December 31, 2017 versus Year Ended December 31, 2016
BAM reports on a statutory accounting basis to the NYDFS and does not report stand-alone GAAP financial results. BAM is owned by its members, the municipalities that purchase BAM’s insurance for their debt issuances. BAM charges an insurance premium on each municipal bond insurance policy it writes. A portion of the premium is an MSC and the remainder is a risk premium. In the event of a municipal bond refunding, the MSC from the original issuance can be reutilized, in effect serving as a credit against the total insurance premium on the refunding of the municipal bond. Issuers of debt insured by BAM are members of BAM so long as any of their BAM-insured debt is outstanding, and as members they have certain interests in BAM, including the right to vote for BAM’s directors and to receive dividends in the future, if declared.
Written premiums and MSC in the HG Global/BAM segment were $101 million in 2017, compared to $77 million in 2016, as higher pricing more than offset a decrease in issuance volume. BAM’s volume for 2017 was affected by S&P’s review of BAM’s financial strength rating. On June 6, 2017, S&P placed BAM on credit watch negative and initiated a detailed review of BAM’s financial strength rating. On June 26, 2017, S&P concluded its review and affirmed BAM’s “AA/stable” financial strength rating. During the time that BAM was under review by S&P, it voluntarily withdrew from the marketplace and did not write any municipal bond insurance policies. Total pricing, which is written premiums plus MSC, weighted by the par value of municipal bonds insured, was 99 basis points in 2017, up from 68 basis points in 2016. In 2017, BAM insured $10.4 billion of municipal bonds, $9.6 billion of which were in the primary market, down 8% from 2016.
The following table presents the gross par value of primary and secondary market policies issued, the gross written premiums plus MSC and total pricing for the twelve months ended December 31, 2017 and 2016:

	Year Ended December 31,
$ in millions	2017	2016
Gross par value of primary market policies issued	$9,633.5	$10,336.1
Gross par value of secondary market policies issued	793.2	967.2
Total gross par value of market policies issued	$10,426.7	$11,303.3
Gross written premiums	$63.2	$38.6
MSC collected	37.4	38.0
Total gross written premiums and MSC	$100.6	$76.6
Total pricing (1)	99 bps	68 bps
(1) Total pricing also includes the present value of future installment MSC not yet collected of $2.8 for the twelve months ended December 31, 2017.

HG Global reported GAAP pre-tax income of $26 million and $22 million in 2017 and 2016, which was driven by $19 million and $18 million of interest income on the BAM Surplus Notes, respectively.
BAM is a mutual insurance company that is owned by its members. BAM’s results are consolidated into White
Mountains’s GAAP financial statements and attributed to non-controlling interests. White Mountains reported $50 million of GAAP pre-tax losses on BAM in 2017, driven by $19 million of interest expense on the BAM Surplus Notes and $42 million of operating expenses, compared to $49 million of pre-tax losses in 2016, driven by $18 million of interest expense on the BAM Surplus Notes and $38 million of operating expenses. During 2017, BAM paid $5 million of principal and interest in cash on the surplus notes held by HG Global.
BAM’s “claims paying resources” represent the capital and other financial resources BAM has available to pay claims and, as such, is a key indication of BAM’s financial strength. BAM’s claims-paying resources include BAM’s qualified statutory capital, including MSC, net unearned premiums, contingency reserves, present value of future installment premiums and MSC and the first loss reinsurance protection provided by HG Re, which is collateralized and held in trusts. BAM expects MSC and HG Re’s reinsurance protection to be the primary drivers of continued growth of its claims-paying resources.
BAM’s claims paying resources increased 10% to $708 million at December 31, 2017. The increase was primarily driven by $37 million of MSC and a $44 million increase in the invested assets of the HG Re collateral trusts, partially offset by BAM’s 2017 statutory net loss of $25 million.
The following table presents BAM’s total claims paying resources as of December 31, 2017 and 2016:

Millions	December 31, 2017	December 31, 2016
Policyholders’ surplus	$427.3	$431.5
Contingency reserve	34.8	22.7
Qualified statutory capital	462.1	454.2
Net unearned premiums	30.5	23.2
Present value of future installment premiums and MSC	9.0	3.3
Collateral trusts	206.8	163.0
Claims paying resources	$708.4	$643.7

Beginning in 2017, White Mountains changed its calculation of adjusted book value per share (i) to include a discount for the time value of money arising from the expected timing of cash payments of principal and interest on the BAM surplus notes and (ii) to add back the unearned premium reserve, net of deferred acquisition costs, at HG Global. See “NON-GAAP FINANCIAL MEASURES” on page 51.

HG Global/BAM Results—Year Ended December 31, 2016 versus Year Ended December 31, 2015
Written premiums and MSC in the HG Global/BAM segment were $77 million in 2016, compared to $55 million in 2015, from both higher pricing and higher issuance volume. Total pricing, which is written premiums plus MSC, weighted by the par value of municipal bonds insured was 68 basis points in 2016, up from 52 basis points in 2015. In 2016, BAM insured $11.3 billion of municipal bonds, $10.3 billion of which were in the primary market, up 7% from 2015.
The following table presents the gross par value of primary and secondary market policies issued, the gross written premiums plus MSC and total pricing for the twelve months ended December 31, 2016 and 2015:

	Year Ended December 31,
$ in millions	2016	2015
Gross par value of primary market policies issued	$10,336.1	$9,992.5
Gross par value of secondary market policies issued	967.2	613.5
Total gross par value of market policies issued	$11,303.3	$10,606.0
Gross written premiums	$38.6	$25.9
MSC collected	38.0	29.2
Total gross written premiums and MSC	$76.6	$55.1
Total pricing	68 bps	52 bps

HG Global reported GAAP pre-tax income of $22 million and $18 million in 2016 and 2015, which was driven by $18 million and $16 million of interest income on the BAM Surplus Notes, respectively.
White Mountains reported $49 million of GAAP pre-tax losses on BAM in 2016, driven by $18 million of interest expense on the BAM Surplus Notes and $38 million of operating expenses, compared to $47 million of pre-tax losses in 2015, driven by $16 million of interest expense on the BAM Surplus Notes and $35 million of operating expenses.
BAM’s claims paying resources increased 7% to $644 million at December 31, 2016. The increase was primarily driven by $38 million of MSC and a $26 million increase in the invested assets of the HG Re collateral trusts, partially offset by BAM’s 2016 statutory net loss of $33 million.
The following table presents BAM’s total claims paying resources as of December 31, 2016 and 2015:

Millions	December 31, 2016	December 31, 2015
Policyholders’ surplus	$431.5	$437.2
Contingency reserve	22.7	12.4
Qualified statutory capital	454.2	449.6
Net unearned premiums	23.2	12.5
Present value of future installment premiums and MSC	3.3	2.6
Collateral trusts	163.0	136.6
Claims paying resources	$643.7	$601.3

The following table presents amounts from HG Global, which includes HG Re and its other wholly-owned subsidiaries, and BAM that are contained within White Mountains’s consolidated balance sheet as of December 31, 2017 and 2016:

	December 31, 2017
Millions	HG Global	BAM	Eliminations and Segment Adjustment	Total Segment
Assets
Fixed maturity investments	$175.5	$448.1	$—	$623.6
Short-term investments	28.5	41.3	—	69.8
Total investments	204.0	489.4	—	693.4
Cash	1.9	23.7	—	25.6
BAM Surplus Notes	499.0	—	(499.0)	—
Accrued interest receivable on BAM Surplus Notes	126.0	—	(126.0)	—
Deferred acquisition costs	25.1	14.9	(25.2)	14.8
Insurance premiums receivable	2.7	4.7	(2.9)	4.5
Accounts receivable on unsettled investments sales	—	.1	—	.1
Other assets	.8	8.2	—	9.0
Total assets	$859.5	$541.0	$(653.1)	$747.4
Liabilities
BAM Surplus Notes (1)	$—	$499.0	$(499.0)	$—
Accrued interest payable on BAM Surplus Notes (2)	—	126.0	(126.0)	—
Preferred dividends payable to White Mountains's subsidiaries (3)	227.9	—	—	227.9
Preferred dividends payable to non-controlling interests	7.7	—	—	7.7
Unearned insurance premiums	107.2	29.6	—	136.8
Accounts payable on unsettled investment purchases	—	.6	—	.6
Other liabilities	1.0	49.0	(28.1)	21.9
Total liabilities	343.8	704.2	(653.1)	394.9
Equity
White Mountains’s common shareholders’ equity	499.8	—	—	499.8
Non-controlling interests	15.9	(163.2)	—	(147.3)
Total equity	515.7	(163.2)	—	352.5
Total liabilities and equity	$859.5	$541.0	$(653.1)	$747.4

(1)	Under GAAP, the BAM Surplus Notes are classified as debt by the issuer. Under U.S. Statutory accounting, they are classified as policyholders’ surplus.

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

	December 31, 2016
Millions	HG Global	BAM	Eliminations and Segment Adjustment	Total Segment
Assets
Fixed maturity investments	$155.2	$430.0	$—	$585.2
Short-term investments	6.4	38.1	—	44.5
Total investments	161.6	468.1	—	629.7
Cash	1.9	25.1	—	27.0
BAM Surplus Notes	503.0	—	(503.0)	—
Accrued interest receivable on BAM Surplus Notes	108.0	—	(108.0)	—
Deferred acquisition costs	11.0	10.6	(11.0)	10.6
Insurance premiums receivable	.9	1.7	(1.0)	1.6
Other assets	.6	8.1	—	8.7
Total assets	$787.0	$513.6	$(623.0)	$677.6
Liabilities
BAM Surplus Notes (1)	$—	$503.0	$(503.0)	$—
Accrued interest payable on BAM Surplus Notes (2)	—	108.0	(108.0)	—
Preferred dividends payable to White Mountains's subsidiaries (3)	180.5	—	—	180.5
Preferred dividends payable to non-controlling interests	5.7	—	—	5.7
Unearned insurance premiums	60.7	22.2	—	82.9
Other liabilities	.7	31.3	(12.0)	20.0
Total liabilities	247.6	664.5	(623.0)	289.1
Equity
White Mountains’s common shareholders’ equity	522.8	—	—	522.8
Non-controlling interests	16.6	(150.9)	—	(134.3)
Total equity	539.4	(150.9)	—	388.5
Total liabilities and equity	$787.0	$513.6	$(623.0)	$677.6

(1)	Under GAAP, the BAM Surplus Notes are classified as debt by the issuer. Under U.S. Statutory accounting, they are classified as policyholders’ surplus.

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

The following table presents the gross par value of policies priced and closed by BAM for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
Millions	2017	2016
Gross par value of primary market policies issued	$9,633.5	$10,336.1
Gross par value of secondary market policies issued	793.2	967.2
Total gross par value of policies issued	10,426.7	11,303.3

Gross par value of policies priced yet to close	114.4	353.3
Less: Gross par value of policies closed that were priced in a previous period	353.3	298.6
Total gross par value of market policies priced	$10,187.8	$11,358.0

MediaAlpha

The following table presents the components of GAAP net loss and EBITDA included in White Mountains’s MediaAlpha segment for the years ended 2017, 2016 and 2015:

	Year Ended December 31,
Millions	2017	2016	2015
Advertising and commission revenues	$163.2	$116.5	$105.5
Cost of sales	135.9	97.8	90.7
Gross profit	27.3	18.7	14.8
General and administrative expenses	16.2	11.8	8.3
Amortization of other intangible assets	10.5	10.1	8.1
Interest expense	1.0	.9	.4
GAAP pre-tax loss	(.4)	(4.1)	(2.0)
Income tax expense	—	—	—
GAAP net loss	(.4)	(4.1)	(2.0)

Add back:
Interest expense	1.0	.9	.4
Income tax expense	—	—	—
General and administrative expenses - depreciation	.2	.1	—
Amortization of other intangible assets	10.5	10.1	8.1
EBITDA (1)	$11.3	$7.0	$6.5
(1) See “NON-GAAP FINANCIAL MEASURES” on page 51.

MediaAlpha Results—Year Ended December 31, 2017 versus Year Ended December 31, 2016
On October 5, 2017, MediaAlpha acquired certain assets associated with the Health, Life and Medicare insurance business of Healthplans.com for a purchase price of $28 million. The acquired assets include domain names, advertiser and publisher relationships, traffic acquisition accounts, and owned and operated websites. During the fourth quarter of 2017, which includes the annual open enrollment period for Health and Medicare coverages, business from the acquired assets contributed $15 million of revenues and $2 million of both pre-tax income and EBITDA.
MediaAlpha reported break-even results in 2017, compared to a pre-tax loss of $4 million in 2016. EBITDA was $11 million in 2017, compared to $7 million in 2016. For the year ended December 31, 2017, the increase in pre-tax income and EBITDA were primarily driven by increases in gross profit of $7 million in the Health, Life and Medicare vertical and $1 million in the P&C vertical, partially offset by increased operating expenses.
Advertising and commission revenues were $163 million in 2017, compared to $117 million in 2016. The increase in revenues was primarily driven by growth generated from the newly acquired assets in the Health, Life and Medicare vertical and the growth in the P&C vertical. The Health, Life and Medicare vertical revenues increased $27 million, to $56 million for the year ended December 31, 2017. The P&C vertical revenues increased $11 million, to $88 million for the year ended December 31, 2017.
MediaAlpha’s cost of sales is comprised primarily of revenue share based payments to partners. Cost of sales were $136 million in 2017, compared to $98 million in 2016. The 39% increase in cost of sales was driven by the increase in revenues.

MediaAlpha Results—Year Ended December 31, 2016 versus Year Ended December 31, 2015
MediaAlpha reported pre-tax losses of $4 million and $2 million in 2016 and 2015. EBITDA was $7 million in 2016 and 2015. The increase in the pre-tax loss in 2016 was primarily driven by the additional amortization expense of $2 million from amortization related to the 2016 acquisition of certain travel-related assets from Oversee.net. Additionally in 2016, gross profit from the Health, Life and Medicare vertical increased $2 million which was offset by the decline in gross profit from the P&C vertical of $2 million and increased operating expenses.
Advertising and commission revenues were $117 million in 2016, compared to $106 million in 2015. The increase was driven by $18 million and $11 million of revenue growth in the Health, Life and Medicare vertical and the non-P&C verticals, partially offset by $18 million of revenue decline in the P&C vertical.
MediaAlpha’s cost of sales is comprised primarily of revenue share based payments to partners. Cost of sales were $98 million in 2016, compared to $91 million in 2015.

Other Operations

The following table presents White Mountains’s financial results from its Other Operations segment for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
Millions	2017	2016	2015
Earned insurance premiums	$1.0	$7.5	$8.7
Net investment income	43.7	23.1	4.8
Net realized and unrealized investment gains (losses)	132.7	(28.1)	259.9
Advertising and commission revenues	3.8	1.8	1.9
Other revenues	6.1	20.2	48.5
Total revenues	187.3	24.5	323.8
Losses and LAE	1.1	8.0	8.2
Insurance and reinsurance acquisition expenses	.1	2.2	3.4
Cost of sales	3.5	4.2	2.9
General and administrative expenses — amortization of other intangible assets	.2	.4	.5
General and administrative expenses — other	148.9	124.1	147.0
Interest expense on debt	1.3	2.1	1.2
Total expenses	155.1	141.0	163.2
Pre-tax income (loss)	$32.2	$(116.5)	$160.6

Other Operations Results—Year Ended December 31, 2017 versus Year Ended December 31, 2016
White Mountains’s Other Operations segment reported pre-tax income of $32 million in 2017 compared to pre-tax loss of $117 million in 2016. The improved results were primarily driven by strong equity returns in 2017. Net realized and unrealized investment gains were $133 million in 2017, compared to net realized and unrealized investment losses of $28 million in 2016. Net investment income increased to $44 million in 2017 from $23 million in 2016. The increase was driven by a higher invested asset base resulting primarily from the proceeds received from the OneBeacon Transaction. See “Summary of Investment Results” on page 38. Other revenues were $6 million in 2017, compared to $20 million in 2016, primarily driven by lower third-party investment management fee income at WM Advisors.
The Other Operations segment reported general and administrative expenses of $149 million in 2017, compared to $124 million in 2016. The increase in general and administrative expenses was driven by additional compensation expenses related to the severance of former company executives and higher incentive compensation costs resulting from the OneBeacon Transaction.
Share repurchases. For the year ended December 31, 2017, White Mountains repurchased and retired 832,725 of its common shares for $724 million at an average share price of $869.29, or approximately 95% of White Mountains’s December 31, 2017 adjusted book value per share.

Other Operations Results—Year Ended December 31, 2016 versus Year Ended December 31, 2015
White Mountains’s Other Operations segment reported pre-tax loss of $117 million in 2016 compared to pre-tax income of $161 million in 2015.  The decrease is primarily due to the recognition of a $259 million unrealized investment gain on White Mountains’s investment in Symetra in the fourth quarter of 2015. This gain was the result of a change in accounting for the investment in Symetra from the equity method to fair value, caused by White Mountains’s relinquishment of its representation on Symetra’s board of directors subsequent to Symetra entering into a merger agreement with Sumitomo Life.
White Mountains’s Other Operations segment reported net realized and unrealized investment losses of $28 million in 2016, compared to net realized and unrealized investment gains of $260 million in 2015, which included the gain from Symetra. The net realized and unrealized investment losses for the year ended December 31, 2016 included $21 million of losses in two private equity investments. The Other Operations segment reported net investment income of $23 million in 2016 compared to $5 million in 2015, driven by a higher invested asset base resulting primarily from the sale of Sirius Group. See “Summary of Investment Results” on page 38. In addition, other revenues in 2016 included third-party investment management fee income at WM Advisors of $10 million, compared to $13 million in 2015. Other revenue also included a $20 million pre-tax gain in 2015 from the sale of Hamer LLC, a small manufacturing company that White Mountains received in 2012 in connection with the liquidation of a limited partnership fund. General and administrative expenses decreased in the year ended December 31, 2016 compared to the year ended December 31, 2015 as compensation expenses during 2016, driven by the rising market price of White Mountains’s common shares, were more than offset by the impact from $36 million of incentive compensation expense recorded during 2015 related to the agreements to sell Sirius Group and Symetra.
During the year ended December 31, 2016, White Mountains wrote down its investment in the SSIE Surplus Notes, which reduced book value per share by approximately $4. White Mountains consolidated SSIE, the issuer of the SSIE Surplus Notes. As a result, the impact of the write down is eliminated in pre-tax income. However, the write down resulted in a $21 million decrease to White Mountains’s book value and a corresponding increase to non-controlling interest equity.
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
The following table presents White Mountains’s consolidated portfolio pre-tax investment results, including the returns from discontinued operations, for the years ended December 31, 2017, 2016 and 2015:

Gross Investment Returns and Benchmark Returns

	Year Ended December 31,
	2017	2016	2015
Short-term investments	1.0%	0.8%	(0.9)%
Investment grade fixed maturity investments	3.4%	2.6%	0.3%
Total fixed income investments	3.5%	2.4%	0.2%
Bloomberg Barclays U.S. Intermediate Aggregate Index	2.3%	2.0%	1.2%

Common equity securities	20.1%	6.2%	33.2%
Other long-term investments	(5.8)%	0.8%	(10.1)%
Total common equity securities and other long-term investments	12.7%	4.3%	19.3%
S&P 500 Index (total return)	21.8%	12.0%	1.4%

Total consolidated portfolio	5.6%	2.7%	3.6%

Investment Returns—Year Ended December 31, 2017 versus Year Ended December 31, 2016
White Mountains’s pre-tax total return on invested assets was 5.6% for 2017 compared to 2.7% for 2016. The strong investment returns for 2017 benefited from the relatively short-duration of the fixed income portfolio and continued rally in equity markets, while returns for 2016 were driven by strong common equity returns and decent fixed income returns despite rising rates.

Fixed Income Results
White Mountains maintains a high quality, short-duration fixed income portfolio. As of December 31, 2017, the fixed income portfolio duration, including short-term investments, was 3.4 years compared to 2.8 years as of December 31, 2016.
The increase in the duration of the fixed income portfolio over this period was primarily a result of adding modestly longer securities to the portfolio as prospective total returns became more attractive at higher interest rate levels.
White Mountains’s fixed income portfolio returned 3.5% for 2017, outperforming the longer duration Bloomberg Barclays U.S. Intermediate Aggregate Index return of 2.3%, as interest rates rose in the period. White Mountains’s fixed income portfolio returned 2.4% for 2016, outperforming the longer duration Bloomberg Barclays U.S. Intermediate Aggregate Index return of 2.0%, as interest rates rose in the period.
In the fourth quarter of 2017, White Mountains established a U.S. investment grade corporate bond portfolio with Principal Global Investors, LLC (“Principal”), a third party manager. As of December 31, 2017, the fair value of the Principal U.S. investment grade corporate bond investments was $250 million and the duration of the Principal investment grade corporate bond portfolio was approximately 4.7 years.
In the fourth quarter of 2016, White Mountains established a medium duration GBP investment grade corporate bond mandate with Legal & General Investment Management, Ltd. (“LGIM”), a third-party manager. As of December 31, 2017, the fair value of the medium duration GBP investment grade corporate bonds was $206 million and the duration of the LGIM portfolio was approximately 7.5 years. White Mountains entered into a foreign currency forward contract, which is recorded in other long-term investments, to manage its GBP foreign currency exposure relating to this mandate. As of December 31, 2017, the contract had a total gross notional value of $206 million (GBP 152 million) and a carrying value of $(4) million.
In the third quarter of 2016, White Mountains established a relatively concentrated portfolio of high-yield fixed maturity investments managed by Principal. The portfolio is invested in issuers of U.S. dollar denominated publicly traded and 144A debt securities issued by corporations with generally at least one rating between “B-” and “BB+” inclusive by Standard and Poor’s or similar ratings from other rating agencies. As of December 31, 2017, the fair value of the high-yield fixed maturity investments was $203 million and the duration of the Principal high-yield portfolio was approximately 4.6 years.

Common Equity Securities and Other Long-Term Investments Results
White Mountains maintains a portfolio of common equity securities and other long-term investments. White Mountains’s management believes that prudent levels of investments in common equity securities and other long-term investments are likely to enhance long-term after-tax total returns.
White Mountains’s portfolio of common equity securities and other long-term investments returned 12.7% for 2017 and 4.3% for 2016. White Mountains’s portfolio of common equity securities and other long-term investments represented approximately 32% and 15% of total invested assets as of December 31, 2017 and 2016. The increase in the percentage of this portfolio is primarily attributable to management’s decision to add equity exposure during the year and a decline in the investment asset base due to the OneBeacon Transaction and share repurchase activity.
White Mountains’s portfolio of common equity securities primarily consists of passive ETFs and publicly-traded common equity securities that are actively managed by third party managers. White Mountains’s portfolio of common equity securities returned 20.1% for 2017, underperforming the S&P 500 Index return of 21.8%. White Mountain’s portfolio of common equity securities returned 6.2% for 2016, underperforming the S&P 500 Index return of 12.0%.
The portfolio of ETFs seeks to provide investment results that, before expenses, generally correspond to the performance of broad market indices. As of December 31, 2017 and 2016, White Mountains had approximately $570 million and $322 million invested in ETFs. In 2017 and 2016, the ETFs essentially earned the effective index return, before expenses, over the period in which White Mountains was invested in these funds.
White Mountains’s third party common equity manager relationships (the “actively managed common equity portfolios”) have been with Silchester International Investors (“Silchester”), who invests in value-oriented non-U.S. equity securities through a unit trust, and Lateef Investment Management, a growth at a reasonable price adviser managing a highly concentrated portfolio of mid-cap and large-cap growth companies. During the first quarter of 2017, White Mountains established a new third-party manager relationship with Lazard Asset Management (“Lazard”), to manage a Pan-European common equity portfolio, of which the majority of the securities are denominated in Euros. In September 2017, White Mountains terminated its relationship with Lazard in order to concentrate its non-U.S. equity exposure in small to mid-cap international equities through other third-party managers. During the third quarter of 2017 and prior to terminating Lazard, White Mountains established a new third-party manager relationship with Highclere International Investors (“Highclere”), who invests in small to mid-cap equity securities listed in markets outside of the United States and Canada through a unit trust.
White Mountains’s actively managed common equity portfolios returned 25.2% in 2017, outperforming the S&P 500 Index return of 21.8% for the comparable period. White Mountains’s actively managed common equity portfolios returned 4.0% in 2016, underperforming the S&P 500 Index return of 12.0% in 2016.

White Mountains entered into foreign currency forward contracts, which are recorded in other long-term investments, to manage its foreign currency exposure relating to the common equity portfolio managed by Lazard and a portion of the common equity portfolios managed by Silchester and Highclere. These foreign currency forward contracts were closed as of December 31, 2017.
White Mountains maintains a portfolio of other long-term investments that primarily consists of one hedge fund, private equity funds, non-controlling interests in private capital investments and foreign currency forward contracts. As of December 31, 2017, approximately 59% of these other long-term investments, excluding foreign currency forward contracts, were in one long-short hedge fund and ten private equity funds, with a general emphasis on narrow, sector-focused funds.
White Mountains’s other long-term investments portfolio returned -5.8% for 2017. The results were primarily attributable to losses from foreign currency forward contracts and unfavorable results from private capital investments, including a $15 million write-down to White Mountains’s investment in Captricity. These losses were partially offset by strong private equity fund performance and favorable mark-to-market adjustments to the OneBeacon Surplus Notes. White Mountains’s other long-term investments portfolio returned 0.8% for 2016. The results were primarily attributable to favorable mark-to-market adjustments to the OneBeacon Surplus Notes, mostly offset by losses from private equity funds and private capital investments.

Investment Returns—Year Ended December 31, 2016 versus Year Ended December 31, 2015
White Mountains’s pre-tax total return on invested assets was 2.7% for 2016, compared to 3.6% for 2015. The 2015 results were primarily driven by $259 million in pre-tax unrealized investment gains recognized in the fourth quarter of 2015 resulting from the Symetra transaction. Excluding the results from the Symetra transaction, the total return on invested assets was -0.2% for 2015, which included 0.9% from foreign currency losses.

Fixed Income Results
White Mountains’s fixed income portfolio returned 2.4% for 2016, outperforming the longer duration Bloomberg Barclays U.S. Intermediate Aggregate Index return of 2.0%, as interest rates rose in the period. White Mountains’s fixed income portfolio returned 0.2% for 2015, underperforming the longer duration Bloomberg Barclays U.S. Intermediate Aggregate Index return of 1.2%, primarily due to foreign currency losses from strengthening in the U.S. dollar.
As of December 31, 2016, the fixed income portfolio duration, including short-term investments, was approximately 2.8 years, compared to 2.2 years as of December 31, 2015. The increase in the duration of the fixed income portfolio over this period was primarily a result of buying into the fourth quarter bond market selloff, the establishment of both the Principal high yield mandate in the third quarter of 2016 and the LGIM GBP investment grade corporate bond mandate in the fourth quarter of 2016.
At the inception of the LGIM mandate, White Mountains entered into a foreign currency forward contract, which is recorded in other long-term investments, to manage its GBP foreign currency exposure related to this mandate. As of December 31, 2016, the contract had a total gross notional value of approximately $185 million (GBP 150 million) and a carrying value of $(1) million.

Common Equity Securities and Other Long-Term Investments Results
White Mountains’s portfolio of common equity securities and other long-term investments returned 4.3% for 2016. White Mountains’s portfolio of common equity securities and other long-term investments returned 19.3% for 2015. Excluding the results from the Symetra transaction, the portfolio of common equity securities and other long-term investments returned -1.8% for 2015.
White Mountains’s portfolio of common equity securities and other long-term investments represented approximately 15% and 23% of total invested assets as of December 31, 2016 and 2015. When reflecting the Symetra transaction on February 1, 2016 and the Sirius Group sale on April 18, 2016, White Mountains’s portfolio of common equity securities and other long-term investments represented approximately 12% of total invested assets as of December 31, 2015.
White Mountains’s common equity securities returned 6.2% for 2016, underperforming the S&P 500 Index return of 12.0% due to pockets of poor performance from the actively managed common equity portfolios managed by third party managers. White Mountains’s portfolio of common equity securities returned 33.2% for 2015. Excluding the results from the Symetra transaction, the portfolio of common equity securities returned 2.9% for 2015, outperforming the S&P 500 Index return of 1.4%.
White Mountains’s other long-term investments portfolio returned 0.8% for 2016. The results were primarily attributable to favorable mark-to-market adjustments to the OneBeacon Surplus Notes, mostly offset by losses from private equity funds and private capital investments. White Mountains’s other long-term investment portfolio returned -10.1% for 2015. The results were primarily attributable to unfavorable mark-to-market adjustments to the OneBeacon Surplus Notes and poor performance from investments in energy exposed private equity funds and a distressed debt hedge fund.

Portfolio Composition

The following table presents the composition of White Mountains’s total operations investment portfolio as of December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
$ in millions	Carrying value	% of total	Carrying value	% of total
Fixed maturity investments	$2,129.7	63.0%	$4,256.8	79.7%
Short-term investments	176.1	5.2	287.1	5.4
Common equity securities	866.1	25.6	474.3	8.9
Other long-term investments	208.8	6.2	323.3	6.0
Total investments	$3,380.7	100.0%	$5,341.5	100.0%

The following table presents the breakdown of White Mountains’s fixed maturity investments as of December 31, 2017 by credit class, based upon issuer credit ratings provided by Standard & Poor’s, or if unrated by Standard & Poor’s, long term obligation ratings provided by Moody’s:

	December 31, 2017
$ in millions	Amortized cost	% of total	Carrying value	% of total
U.S. government and government-sponsored entities (1)	$493.2	23.3%	$489.2	23.0%
AAA/Aaa	372.7	17.6	372.3	17.5
AA/Aa	335.1	15.8	338.1	15.9
A/A	246.3	11.6	251.8	11.8
BBB/Baa	471.4	22.3	479.0	22.5
BB	160.6	7.6	161.7	7.6
B	17.6	.8	17.3	.8
Other/not rated	20.3	1.0	20.3	.9
Total fixed maturity investments	$2,117.2	100.0%	$2,129.7	100.0%

(1)	Includes mortgage-backed securities, which carry the full faith and credit guaranty of the U.S. government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

The cost or amortized cost and carrying value of White Mountains’s fixed maturity investments as of December 31, 2017 is presented below by contractual maturity. Actual maturities could differ from contractual maturities because certain borrowers may call or prepay their obligations with or without call or prepayment penalties.

	December 31, 2017
Millions	Amortized cost	Carrying value
Due in one year or less	$109.0	$108.8
Due after one year through five years	663.0	660.9
Due after five years through ten years	464.9	472.0
Due after ten years	183.1	193.3
Mortgage and asset-backed securities	697.2	694.7
Total fixed maturity investments	$2,117.2	$2,129.7

Foreign Currency Translation

As of December 31, 2017, White Mountains had gross foreign currency exposure on approximately $444 million of net assets relating to cash and fixed maturity investments managed by LGIM, common equity securities managed by Silchester and Highclere and various other consolidated and unconsolidated private capital investments.
White Mountains entered into foreign currency forward contracts to mitigate its foreign currency exposure for the invested assets managed by LGIM and a portion of the invested assets managed by Silchester and Highclere. In the fourth quarter of 2017, White Mountains closed the foreign currency forward contracts associated with the investment assets managed by Silchester and Highclere.

The following table presents the fair value of White Mountains’s foreign denominated assets and the associated foreign currency forward contracts as of December 31, 2017:

$ in millions Currency (1)	Fair Value (Gross)	% of Common Shareholders’ Equity	Currency Hedge	Fair Value (Net)	% of Common Shareholders’ Equity
GBP	$257.5	7.4%	$(206.3)	$51.2	1.5%
JPY	68.6	2.0	—	68.6	2.0
EUR	55.3	1.6	—	55.3	1.6
All other	62.1	1.7	—	62.1	1.7
Total	$443.5	12.7%	$(206.3)	$237.2	6.8%
(1) Includes net assets of Wobi and Buzzmove.

Investment in Symetra Common Shares

During the third quarter of 2015, Symetra announced that it entered into a merger agreement with Sumitomo Life pursuant to which Sumitomo Life would acquire all of the outstanding shares of Symetra. Following the announcement and Symetra shareholders’ November 5, 2015 meeting to approve the transaction, White Mountains relinquished its representation on Symetra’s board of directors. As a result, White Mountains changed its accounting for Symetra common shares from the equity method to fair value and recognized a $259 million pre-tax unrealized investment gain in the fourth quarter of 2015. The carrying value per Symetra share used in the calculation of White Mountains’s adjusted book value per share was $31.77 at December 31, 2015. On February 1, 2016, Symetra closed its merger agreement with Sumitomo Life and White Mountains received proceeds of $658 million, or $32 per common share. White Mountains recognized $5 million in pre-tax net investment gains associated with Symetra during 2016.
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
White Mountains reported income tax benefit of $8 million in 2017 on pre-tax income of $8 million. White Mountains’s effective tax rate related to pre-tax income from continuing operations for 2017 was different from the U.S. statutory rate of 35%, primarily due to a full valuation allowance on all U.S. operations, income generated in jurisdictions with lower tax rates than the United States, a tax benefit recorded at BAM related to its MSC, and consolidated pre-tax income being near break-even. For 2017, BAM had amounts recorded in shareholders’ equity related to its MSC that were available to partially offset its loss from continuing operations. As a result, BAM recorded a tax benefit of $10 million in net income from continuing operations, with an offsetting amount recorded in shareholders’ equity. See Note 6 — “Income Taxes” on page F-33.
White Mountains reported income tax benefit of $33 million in 2016 on pre-tax loss of $147 million. White Mountains’s effective tax rate for 2016 was different than the U.S. statutory rate of 35% due primarily to a full valuation allowance on all U.S. operations, a $21 million tax benefit generated by the sale of Tranzact recognized in continuing operations related to the reversal of a valuation allowance that resulted from income that was recognized within discontinued operations, and a tax benefit recorded at BAM related to its MSC. For 2016, BAM had amounts recorded in shareholders’ equity related to its MSC that were available to partially offset its loss from continuing operations. As a result, BAM recorded a tax benefit of $11 million in net income from continuing operations, with an offsetting amount recorded in shareholders’ equity.
White Mountains reported income tax expense of $13 million in 2015 on pre-tax income of $129 million. White Mountains’s effective tax rate for 2015 was different than the U.S. statutory rate of 35% due primarily to a full valuation allowance on all U.S. operations, a tax benefit recorded at BAM related to its MSC and income generated in jurisdictions with lower tax rates than the United States. For 2015, BAM had amounts recorded in shareholders’ equity related to its MSC that were available to partially offset its loss from continuing operations. As a result, BAM recorded a tax benefit of $9 million in net income from continuing operations, with an offsetting amount recorded in shareholders’ equity.

Discontinued Operations

During 2017, 2016 and 2015, White Mountains entered into a number of sale transactions that have been accounted for as discontinued operations within its consolidated financial statements. See Note 19 — “Held for Sale and Discontinued Operations” on page F-56 for detailed financial information on each business sold.

OneBeacon

OneBeacon Results — Period Ended September 28, 2017
On September 28, 2017, White Mountains received $1.3 billion in cash proceeds from the OneBeacon Transaction and recorded a gain of $555 million, net of transaction costs.
For the 2017 period, White Mountains reported net income from OneBeacon of $21 million in discontinued operations. OneBeacon’s combined ratio for the 2017 period was 105%, driven by 4 points of net unfavorable loss reserve development, primarily in the Program, Healthcare and Government Risk businesses, and 4 points of catastrophe losses, primarily due to losses from Hurricane Harvey.

OneBeacon Results—Year Ended December 31, 2016 versus Year Ended December 31, 2015
For the year ended December 31, 2016, White Mountains reported net income from OneBeacon of $109 million, compared to $38 million for the year ended December 31, 2015. Solid underwriting results and investment returns drove the increase OneBeacon’s GAAP combined ratio increased to 97% for 2016 from 96% for 2015, primarily due to a higher expense ratio driven by a lower premium volume and changing business mix.

Sirius Group

Sirius Group Results — Period Ended April 18, 2016
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

Sirius Group Results—Year Ended December 31, 2015
For the 2015 period, White Mountains reported Sirius Group’s comprehensive income of $16 million and a combined ratio of 85%, which included $18 million of losses after reinstatement premiums from the Tianjin port explosion. Also, the combined ratios for the year ended December 31, 2015 were higher by 1 point due to the cost of ILW covers purchased to mitigate the potential impact of major events on Sirius Group’s balance sheet pending the close of the sale to CMI. The 2015 period included 3 points of catastrophe losses, primarily from the Chennai flood in Southern India and winter storms in the Northeastern United States. Favorable net loss reserve development was 6 points in 2015 primarily due to decreases in casualty and property loss reserves.

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

Esurance

During 2015, White Mountains recognized $18 million of net income from discontinued operations related to the final settlement with Allstate for favorable development on loss reserves transferred in the sale of Esurance. Since the closing of the transaction through September 30, 2015, White Mountains received a net amount of $28 million from Allstate, primarily related to the favorable development on loss reserves.

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

Operating Subsidiary Level.  The primary sources of cash for White Mountains’s reinsurance and other operating subsidiaries are expected to be premium and fee collections, net investment income, proceeds from sales, repayments and maturities of investments, contributions from holding companies, capital raising activities and, from time to time, proceeds from sales of operating subsidiaries. The primary uses of cash are expected to be loss payments, policy acquisition and other underwriting costs, cost of sales, purchases of investments, payments on and repurchases/retirements of its debt obligations, distributions and tax sharing payments made to holding companies, distributions to non-controlling interest holders, operating expenses and, from time to time, purchases of operating subsidiaries.
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
Management believes that White Mountains’s cash balances, cash flows from operations and routine sales and maturities of investments are adequate to meet expected cash requirements for the foreseeable future on both a holding company and subsidiary level.

Dividend Capacity

Following is a description of the dividend capacity of White Mountains’s reinsurance and other operating subsidiaries:

HG Global/BAM
As of December 31, 2017, HG Global had $619 million face value of preferred shares outstanding, of which White Mountains owned 96.9%. Holders of the HG Global preferred shares receive cumulative dividends at a fixed annual rate of 6.0% on a quarterly basis, when and if declared by HG Global. HG Global did not declare or pay any preferred dividends in 2017. As of December 31, 2017, HG Global has accrued $236 million of dividends payable to holders of its preferred shares, $228 million of which is payable to White Mountains and eliminated in consolidation.
HG Re is a Special Purpose Insurer subject to regulation and supervision by the BMA, but does not require regulatory approval to pay dividends. However, HG Re’s dividend capacity is limited to amounts held outside of the collateral trusts pursuant to the FLRT with BAM. As of December 31, 2017, HG Re had statutory capital and surplus of $677 million, $715 million of assets held in the collateral trusts pursuant to the FLRT with BAM and less than $1 million of cash and investments outside the collateral trusts.
Effective January 1, 2014, HG Global and BAM agreed to change the interest rate on the BAM Surplus Notes for the five years ending December 31, 2018 from a fixed rate of 8.0% to a variable rate equal to the one-year U.S. treasury rate plus 300 basis points, set annually, which is 4.6% for 2018. Prior to the end of 2018, BAM has the option to extend the variable rate period for an additional three years.  At the end of the variable rate period, the interest rate will be fixed at the higher of the then current variable rate or 8.0%.  No payment of interest or principal on the BAM Surplus Notes may be made without the approval of the NYDFS. BAM has stated its intention to seek regulatory approval to pay interest and principal on its surplus notes only to the extent that its remaining qualified statutory capital and other capital resources continue to support its outstanding obligations, business plan and its AA stable rating from S&P.
In order to further support BAM’s long-term capital position and business prospects, on August 14, 2017, HG Global contributed the $203 million of Series A Notes into the Supplemental Trust at HG Re, HG Global’s wholly owned reinsurance subsidiary. The Supplemental Trust already held the $300 million of Series B Surplus Notes. Assets held in the Supplemental Trust serve to collateralize HG Re’s obligations to BAM under the FLRT. HG Global and BAM also changed the payment terms of the Series B Notes, so that payments will reduce principal and accrued interest on a pro rata basis, consistent with the payment terms on the Series A Notes. The terms of the Series B Notes had previously stipulated that payments would first reduce interest owed, then reduce principal owed once all accrued interest had been paid. The Supplemental Trust target balance is equal to approximately $603 million.  As the BAM Surplus Notes are repaid over time, the BAM Surplus Notes will be replaced in the Supplemental Trust by cash and fixed income securities. The collateral trust balances must be at target levels before capital can be distributed out of the Supplemental Trust. In connection with the contribution, Series A Notes were merged with the Series B Notes. During 2017, BAM repaid $4 million of principal and $1 million of accrued interest on the BAM Surplus Notes.
HG Global and BAM also made certain changes to the ceding commission arrangements under the reinsurance treaty between HG Re and BAM. These changes will serve to accelerate growth in BAM’s statutory capital but do not impact the net risk premium ceded from BAM to HG Re.

MediaAlpha
During 2017, MediaAlpha paid $5 million of dividends, $3 million of which was paid to White Mountains. As of December 31, 2017, MediaAlpha had $9 million of net unrestricted cash.

Other Operations
During 2017, White Mountains paid a $5 million common share dividend. As of December 31, 2017, the Company and its intermediate holding companies had $1,683 million of net unrestricted cash, short-term investments and fixed maturity investments, $866 million of common equity securities and $62 million of other long-term investments included in its Other Operations segment.

Financing

The following table summarizes White Mountains’s capital structure as of December 31, 2017 and 2016:

	December 31,
$ in millions	2017	2016
WTM Bank Facility	$—	$—
MediaAlpha Bank Facility, carrying value	23.8	—
Previous MediaAlpha Bank Facility, carrying value	—	12.7
Total debt in continuing operations	23.8	12.7
Debt included in discontinued operations	—	273.2
Total debt	23.8	285.9
Non-controlling interest — OneBeacon	—	244.6
Non-controlling interests — other, excluding mutuals and reciprocals	31.5	35.2
Total White Mountains’s common shareholders’ equity	3,492.5	3,582.7
Total capital	3,547.8	4,148.4
Time-value discount on expected future payments on the BAM Surplus Notes (1)	(157.0)	N/A
HG Global’s unearned premium reserve (1)	103.9	N/A
HG Global’s net deferred acquisition costs (1)	(24.3)	N/A
Total adjusted capital	$3,470.4	$4,148.4

Total debt to total adjusted capital	0.7%	6.9%

(1)	Amount reflects White Mountains's ownership in HG Global of 96.9%.

Management believes that White Mountains has the flexibility and capacity to obtain funds externally through debt or equity financing on both a short-term and long-term basis. However, White Mountains can provide no assurance that, if needed, it would be able to obtain additional debt or equity financing on satisfactory terms, if at all.
White Mountains has an unsecured revolving credit facility with a syndicate of lenders administered by Wells Fargo Bank, N.A., which has a total commitment of $425 million and a maturity date of August 14, 2018. During the third quarter of 2017, White Mountains borrowed $350 million under the WTM Bank Facility to partially fund a tender offer and subsequently repaid the $350 million after receiving the proceeds from the OneBeacon Transaction. As of December 31, 2017, the WTM Bank Facility was undrawn.
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
On May 12, 2017, MediaAlpha entered into a secured credit facility (the “MediaAlpha Bank Facility”) with Western Alliance Bank, which had a total commitment of $20 million and a maturity date of May 12, 2020.  On October 5, 2017, MediaAlpha refinanced the MediaAlpha Bank Facility in order to fund the acquisition of certain assets associated with the Health, Life and Medicare insurance business of Healthplans.com. The total commitment of the MediaAlpha Bank Facility was increased to $28 million and the maturity date was extended to October 6, 2020. The MediaAlpha Bank Facility consists of an $18 million term loan facility, which has an outstanding balance of $18 million as of December 31, 2017, and a revolving loan facility for $10 million, which has an outstanding balance of $6 million as of December 31, 2017.
The MediaAlpha Bank Facility replaced MediaAlpha’s previous credit facility (the “Previous MediaAlpha Bank Facility”) with Opus Bank, which had a total commitment of $20 million.
In 2017, under the MediaAlpha Bank Facility, MediaAlpha borrowed $20 million and repaid $2 million on the term loan and borrowed $6 million on the revolving loan. In 2017, under the Previous MediaAlpha Bank Facility, MediaAlpha repaid $13 million.

The MediaAlpha Bank Facility is secured by intellectual property and the common stock of MediaAlpha’s subsidiaries, and contains various affirmative, negative and financial covenants that White Mountains considers to be customary for such borrowings, including a maximum leverage ratio.

Covenant Compliance
At December 31, 2017, White Mountains was in compliance with all of the covenants under all of its debt instruments and expects to remain in compliance for the foreseeable future.

Contractual Obligations and Commitments

The following table presents White Mountains’s material contractual obligations and commitments as of December 31, 2017:

Millions	Due in Less Than One Year	Due in One to Three Years	Due in Three to Five Years	Due After Five Years	Total
Debt	$3.1	$12.1	$8.7	$—	$23.9
Interest on debt	1.6	2.1	—	—	3.7
Long-term incentive compensation	23.7	44.8	—	—	68.5
Operating leases (1)	3.1	5.0	8.7	.4	17.2
Total contractual obligations and commitments	$31.5	$64.0	$17.4	$.4	$113.3
(1) Amounts include BAM’s operating lease amounts of $1.8, $3.6 and $7.8 that are due in less than one year, one to three years and three to five years, are attributed to non-controlling interests.

The balances included in the table above regarding White Mountains’s long-term incentive compensation plans include amounts payable for performance shares and units. Exact amounts to be paid for performance shares cannot be predicted with certainty, as the ultimate amounts of these liabilities are based on the future performance of White Mountains and the market price of the Company’s common shares at the time the payments are made.
The estimated payments reflected in the table are based on current accrual factors (including performance relative to targets and common share price) and assume that all outstanding balances were 100% vested as of December 31, 2017.
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
White Mountains also has future binding commitments to fund certain other long-term investments. These commitments, which total approximately $109 million, do not have fixed funding dates and, are therefore, excluded from the table above. In January and February of 2018, White Mountains made additional unfunded commitments totaling $175 million to CrossHarbor and Kudu.

Share Repurchase Programs

White Mountains’s board of directors has authorized the Company to repurchase its common shares from time to time, subject to market conditions. The repurchase authorizations do not have a stated expiration date. As of December 31, 2017, White Mountains may repurchase an additional 643,130 shares under these board authorizations. In addition, from time to time White Mountains has also repurchased its common shares through tender offers that were separately approved by its board of directors. During the third quarter of 2017, White Mountains completed a “modified Dutch auction” tender offer, through which it repurchased 586,732 of its common shares at a purchase price of $875 per share for a total cost of approximately $515 million, including expenses.
The following table presents common shares repurchased by the Company as well as the average price per share as a percent of adjusted book value per share. For 2015, the table also presents the average price per share as a percent of adjusted book value per share, including the estimated gain from the Sirius Group sale of $84 per share as of December 31, 2015 that was reported in the Company’s 2015 Form 10-K.

				Average price per share as % of
					Adjusted book
			Average		value per share,
	Shares	Cost	price	Adjusted book	including estimated
Dates	Repurchased	(millions)	per share	value per share	gain from Sirius sale

Year ended December 31, 2017	832,725	$723.9	$869.29	95%	N/A

Year ended December 31, 2016	1,106,145	$887.2	$802.08	101%	N/A

Year ended December 31, 2015	387,495	$284.2	$733.37	105%	94%

Cash Flows

Detailed information concerning White Mountains’s cash flows during 2017, 2016 and 2015 follows:

Cash flows from continuing operations for the years ended 2017, 2016 and 2015
Net cash flows used for continuing operations was $62 million, $173 million and $66 million for the years ended 2017, 2016 and 2015. Cash used for continuing operations was lower in 2017 compared to 2016, primarily due to a $166 million use of cash in 2016 from the settlement of certain liabilities and transaction costs in connection with the Sirius Group and Tranzact sales. This decrease in cash used from operations was partially offset by an increase in incentive compensation and employee retirement payments in 2017 relative to 2016. White Mountains made long-term incentive payments totaling $22 million, $41 million and $31 million during 2017, 2016 and 2015. During 2017, White Mountains also paid $28 million in cash related to the departures of the Company’s former Chairman and CEO and former CFO. White Mountains does not believe that these trends will have a meaningful impact on its future liquidity or its ability to meet its future cash requirements as it has $1,683 million of net unrestricted cash, short-term investments and fixed maturity investments, $866 million of common equity securities and $62 million of other long-term investments as of December 31, 2017.

Cash flows from investing and financing activities for the year ended December 31, 2017

Financing and Other Capital Activities
During 2017, the Company declared and paid a $5 million cash dividend to its common shareholders.
During 2017, the Company repurchased and retired 832,725 of its common shares for $724 million, which included 10,993 for $9 million under employee benefit plans for statutory withholding tax payments.
During 2017, the Company borrowed and repaid $350 million under the WTM Bank Facility.
During 2017, BAM received $37 million in MSC from its members.
During 2017, BAM repaid $4 million of principal and $1 million of accrued interest on the BAM Surplus Notes.
During 2017, MediaAlpha paid $5 million of dividends, of which $3 million was paid to White Mountains.
During 2017, MediaAlpha borrowed $20 million on the term loan and $6 million on the revolving loan under the MediaAlpha Bank Facility. During 2017, MediaAlpha repaid $13 million under the Previous MediaAlpha Bank Facility and $2 million on the term loan under the MediaAlpha Bank Facility.
During 2017, Wobi borrowed ILS 68 million (approximately $19 million) from White Mountains under an internal credit facility.
During 2017, White Mountains received $45 million of dividends from OneBeacon, which is reported as discontinued operations.

Acquisitions and Dispositions
On August 1, 2017, White Mountains purchased 37,409 newly-issued preferred shares of Buzzmove for GBP 4 million (approximately $5 million based upon the foreign exchange spot rate at the date of acquisition) and 5,808 common shares from the company founders for GBP 0.5 million (approximately $0.7 million based upon the foreign exchange spot rate at the date of acquisition).
On September 28, 2017, OneBeacon closed its definitive merger agreement with Intact and White Mountains received proceeds of $1,299 million, or $18.10 per OneBeacon common share.
On October 5, 2017, White Mountains purchased 131,579 newly-issued Class A common units of MediaAlpha for $13 million.
On October 5, 2017, MediaAlpha acquired certain assets associated with the Health, Life and Medicare insurance business of Healthplans.com for an aggregate purchase price of $28 million.
During 2017, White Mountains made gross investments into funds managed by Enlightenment Capital totaling $13 million and received a total of $24 million of distributions from these funds.
During 2017, White Mountains made gross investments into funds managed by Tuckerman Capital totaling $17 million and received a total of $2 million of distributions from these funds.

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
During 2016, BAM received $38 million in MSC from its members.
During 2016, MediaAlpha paid $3 million of dividends, of which $2 million was paid to White Mountains. During 2016, MediaAlpha repaid $2 million of the term loan portion and borrowed $3 million and repaid $3 million under the revolving loan portion of the previous MediaAlpha bank facility.
During 2016, Star & Shield borrowed a total of $4 million under an internal revolving credit facility from White Mountains.
During 2016, White Mountains contributed $15 million to WM Advisors.
During 2016, White Mountains Life Reinsurance (Bermuda) Ltd. returned $73 million of capital to White Mountains.
During 2016, White Mountains received $60 million of dividends from OneBeacon, which is reported as discontinued operations.

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
During 2016, White Mountains made gross investments into funds managed by Enlightenment Capital totaling $11 million and received a total of $14 million of distributions from these funds.
During 2016, White Mountains made gross investments into funds managed by Tuckerman Capital totaling $10 million and received a total of $4 million of distributions from these funds.

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
During 2015, the Company repurchased and retired 387,495 of its common shares for $284 million, which included 12,156 common shares repurchased under employee benefit plans and 13,500 common shares from the Prospector Offshore Fund, Ltd. redemption.
During 2015, the Company borrowed a total of $125 million and subsequently repaid a total of $75 million under the WTM Bank Facility.
During 2015, BAM received $29 million in MSC from its members.
During 2015, MediaAlpha paid $4 million of dividends, of which approximately $2 million was paid to White Mountains.
During 2015, MediaAlpha borrowed $15 million under the term loan portion of the previous MediaAlpha bank facility and used the proceeds to make a $15 million return of capital payment to its unit holders, of which White Mountains received $9 million.
During 2015, White Mountains contributed $8 million to White Mountains Life Reinsurance (Bermuda) Ltd. and its U.S.-based service provider, White Mountains Financial Services LLC (collectively, “WM Life Re”).
During 2015, WM Life Re repaid $23 million under an internal revolving credit facility with an intermediate holding company of White Mountains.
During 2015, White Mountains received $60 million of dividends from OneBeacon, which is reported as discontinued operations.

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
During 2015, White Mountains made gross investments into funds managed by Enlightenment Capital totaling $4 million and received a total of $5 million of distributions from these funds.
During 2015, White Mountains made gross investments into funds managed by Tuckerman Capital totaling $5 million and received a total of $2 million of distributions from these funds.

TRANSACTIONS WITH RELATED PERSONS

See Note 17 — “Transactions with Related Persons” on page F-54 in the accompanying Consolidated Financial Statements.

NON-GAAP FINANCIAL MEASURES

This report includes five non-GAAP financial measures that have been reconciled from their most comparable GAAP financial measures.
Adjusted book value per share is a non-GAAP financial measure which is derived by adjusting (i) the GAAP book value per share numerator and (ii) the common shares outstanding denominator, as described below. Beginning in 2017, the GAAP book value per share numerator has been adjusted (i) to include a discount for the time value of money arising from the expected timing of cash payments of principal and interest on the BAM surplus notes and (ii) to add back the unearned premium reserve, net of deferred acquisition costs, at HG Global. Under GAAP, White Mountains is required to carry the BAM surplus notes, including accrued interest, at nominal value with no consideration for time value of money. Based on a debt service model that forecasts operating results for BAM through maturity of the surplus notes, the present value of the BAM surplus notes, including accrued interest, was estimated to be $162 million less than the nominal GAAP carrying values as of December 31, 2017. The value of HG Global’s unearned premium reserve, net of deferred acquisition costs, was $82 million as of December 31, 2017. White Mountains believes these adjustments are useful to management and investors in analyzing the intrinsic value of HG Global, including the value of the surplus notes and the value of the in-force business at HG Re, HG Global’s reinsurance subsidiary. For 2016, the numerator used in the calculation of adjusted book value per share also includes the dilutive effects of future proceeds from the outstanding non-qualified options for periods prior to January 20, 2017, the expiration date of the non-qualified options. For 2015, the numerator used in the calculation of adjusted book value per share also excludes equity in net unrealized investment gains (losses) from Symetra’s fixed maturity portfolio for periods that White Mountains accounted for its investment in Symetra under the equity method. White Mountains accounted for its investment in Symetra under the equity method until November 5, 2015, when it changed its accounting to fair value. The denominator used in the calculation of adjusted book value per share equals the number of common shares outstanding adjusted (i) to exclude unearned restricted common shares, the compensation cost of which, at the date of calculation, has yet to be amortized and (ii) to include the dilutive effects of outstanding non-qualified options for periods prior to January 20, 2017, the expiration date of the non-qualified options. The reconciliation of GAAP book value per share to adjusted book value per share is included on page 28.
In 2017, MediaAlpha became a reportable segment, and White Mountains has included MediaAlpha’s EBITDA calculation as a non-GAAP financial measure. EBITDA is defined as net income (loss) excluding interest expense on debt, income tax benefit (expense), depreciation and amortization. White Mountains believes that this non-GAAP financial measure is useful to management and investors in analyzing MediaAlpha’s economic performance without the effects of interest rates, levels of debt, effective tax rates, or depreciation and amortization primarily resulting from purchase accounting. In addition, White Mountains believes that investors use EBITDA as a supplemental measurement to evaluate the overall operating performance of companies within the same industry. The reconciliation of MediaAlpha’s GAAP net income to EBITDA is included on page 36.
Total capital at White Mountains is comprised of White Mountains’s common shareholders’ equity, debt and non-controlling interests other than non-controlling interests attributable to mutuals and reciprocals. Total adjusted capital is a non-GAAP financial measure, which is derived by adjusting total capital (i) to include a discount for the time value of money arising from the expected timing of cash payments of principal and interest on the BAM Surplus Notes and (ii) to add back the unearned premium reserve, net of deferred acquisition costs, at HG Global. The reconciliation of total capital to total adjusted capital is included on page 46.
For 2015, total consolidated portfolio returns excluding Symetra and total common equity securities and other long-term investments returns excluding Symetra are non-GAAP financial measures that remove the $259 million pre-tax unrealized investment gain recognized in the fourth quarter of 2015 that was the result of the change in accounting for Symetra common shares from the equity method to fair value. White Mountains believes these measures make the returns in 2016 more comparable to 2015.
The following table presents a reconciliation of the GAAP returns to the returns excluding Symetra follows:

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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Certain of these estimates are considered critical in that they involve a higher degree of judgment and are subject to a significant degree of variability. On an ongoing basis, management evaluates its estimates and bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

1. Fair Value Measurements

General

White Mountains records certain assets and liabilities at fair value in its consolidated financial statements, with changes therein recognized in current period earnings. In addition, White Mountains discloses estimated fair value for certain liabilities measured at historical or amortized cost. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an exit price) at a particular measurement date. Fair value measurements are categorized into a hierarchy that distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). Quoted prices in active markets for identical assets have the highest priority (“Level 1”), followed by observable inputs other than quoted prices including prices for similar but not identical assets (“Level 2”), and unobservable inputs, including the reporting entity’s estimates of the assumptions that market participants would use, having the lowest priority (“Level 3”).
Assets and liabilities carried at fair value include substantially all of the investment portfolio, exchange traded and over the counter derivative instruments, and reinsurance assumed liabilities associated with variable annuity benefit guarantees. Valuation of assets and liabilities measured at fair value require management to make estimates and apply judgment to matters that may carry a significant degree of uncertainty. In determining its estimates of fair value, White Mountains uses a variety of valuation approaches and inputs. Whenever possible, White Mountains estimates fair value using valuation methods that maximize the use of observable prices and other inputs. Where appropriate, assets and liabilities measured at fair value have been adjusted for the effect of counterparty credit risk.

Invested Assets

As of December 31, 2017, White Mountains used quoted market prices or other observable inputs to determine fair value for approximately 94% of the investment portfolio. Investments valued using Level 1 inputs include fixed maturity investments, primarily investments in U.S. Treasuries, short-term investments, which include U.S. Treasury Bills and common equity securities. Investments valued using Level 2 inputs include fixed maturity investments, which have been disaggregated into classes, including debt securities issued by corporations, mortgage and asset-backed securities, municipal obligations, and foreign government, agency and provincial obligations. Investments valued using Level 2 inputs also include certain passive ETFs traded on foreign exchanges that track U.S. stock indices such as the S&P 500 and that management values using the fund manager’s published NAV to account for the difference in market close times. Fair value estimates for investments that trade infrequently and have few or no observable market prices are classified as Level 3 measurements. Investments valued using Level 3 fair value estimates are based upon unobservable inputs and include investments in certain fixed maturity investments, common equity securities and other long-term investments where quoted market prices are unavailable or are not considered reasonable. Transfers between levels are based on investments held as of the beginning of the period.
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
White Mountains’s process to assess the reasonableness of the market prices obtained from the outside pricing services covers substantially all of its fixed maturity investments and includes, but is not limited to, a review of pricing methodologies and the pricing services’ quality control procedures on at least an annual basis, a comparison of prices provided on its invested assets by the outside pricing service to prices obtained from alternate independent pricing vendors on at least a semi-annual basis, monthly analytical reviews of certain prices and a review of the underlying assumptions utilized by the pricing services for select measurements on an ad hoc basis throughout the year. White Mountains also performs back-testing of selected sales activity to determine whether there are any significant differences between the market price used to value the security prior to sale and the actual sale price on an ad-hoc basis throughout the year. Prices provided by the pricing services that vary by more than 5% and $1 million from the expected price based on these reasonableness procedures are considered outliers. Also considered outliers are prices that have not changed from period to period and prices that have trended unusually compared to market conditions. In circumstances where the results of White Mountains’s review process does not appear to support the market price provided by the pricing services, White Mountains challenges the vendor provided price. If White Mountains cannot gain satisfactory evidence to support the challenged price, it relies upon its own pricing methodologies to estimate the fair value of the security in question.
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
The following table presents White Mountains’s fair value measurements and the percentage of Level 3 investments as of December 31, 2017. The major security types were based on the legal form of the securities. White Mountains has disaggregated its fixed maturity investments based on the issuing entity type, which impacts credit quality, with debt securities issued by U.S. government entities carrying minimal credit risk, while the credit and other risks associated with other issuers, such as debt securities issued by corporations, foreign governments, municipalities or entities issuing mortgage and asset-backed securities vary depending on the nature of the issuing entity type.

	December 31, 2017
$ in millions	Fair value	Level 3 Inputs	Level 3 Inputs as a % of total fair value
U.S. Government and agency obligations	$296.5	$—	—%
Debt securities issued by corporations	880.9	—	—
Mortgage and asset-backed securities	694.7	—	—
Municipal obligations	254.9	—	—
Foreign government, agency and provincial obligations	2.7	—	—
Fixed maturity investments	2,129.7	—	—
Short-term investments	176.1	—	—
Common equity securities	866.1	—	—
Other long-term investments (1)(2)	87.2	87.2	100%
Total investments	$3,259.1	$87.2	3%
(1) Excludes carrying value of $(3.7) related to foreign currency forward contracts.
(2) Excludes carrying value of $125.3 associated with hedge funds and private equity funds for which fair value is measured at NAV using the practical expedient.

White Mountains uses quoted market prices where available as the inputs to estimate fair value for its investments in active markets. Such measurements are considered to be either Level 1 or Level 2 measurements, depending on whether the quoted market price inputs are for identical securities (Level 1) or similar securities (Level 2). See Note 3 — “Investment Securities” on page F-17 for tables that summarize the changes in White Mountains’s fair value measurements by level for the years ended December 31, 2017 and 2016 and for amount of total gains (losses) included in earnings attributable to net unrealized investment gains (losses) for Level 3 investments for years ended December 31, 2017, 2016 and 2015.

Other Long-Term Investments: White Mountains’s other long-term investments as of December 31, 2017 included $55 million in one hedge fund and $70 million in ten private equity funds.  The largest investment in a single fund was $55 million and $22 million as of December 31, 2017 and 2016.
White Mountains employs a number of procedures to assess the reasonableness of the fair value measurements for its other long-term investments, including obtaining and reviewing periodic and audited annual financial statements of hedge funds and private equity funds as well as discussing each fund’s pricing with the fund manager throughout the year. However, since the fund managers do not provide sufficient information to evaluate the pricing methods and inputs for each underlying investment, White Mountains considers the inputs to be unobservable. The fair value of White Mountains’s hedge fund and private equity fund investments has generally been determined using the fund manager’s net asset value (“NAV”). In the event that White Mountains believes the fair value of a hedge fund or private equity fund differs from the NAV reported by the fund manager due to illiquidity or other factors, White Mountains will adjust the reported NAV to more appropriately represent the fair value of its investment in the hedge fund or private equity fund. As of December 31, 2017 and 2016, White Mountains did not adjust the reported NAV of its investments in hedge funds and private equity funds.

Sensitivity Analysis of Likely Returns on Other Long-Term Investments
White Mountains maintains a portfolio of other long-term investments that consists primarily of one hedge fund, ten private equity funds, non-controlling interests in private capital investments and foreign currency forward contracts. The underlying investments of the hedge fund and private equity funds are typically publicly traded and private common equity securities and, as such, are subject to market risks that are similar to White Mountains’s common equity securities. The following table presents the estimated effect on fair values as of December 31, 2017 resulting from a 10% change and a 30% change in the market value of other long-term investments:

		Change in fair value at
	Carrying Value at	December 31, 2017
Millions	December 31, 2017	10% decline	10% increase	30% decline	30% increase
Hedge fund	$54.9	$(5.5)	$5.5	$(16.5)	$16.5
Private equity funds	70.4	(7.0)	7.0	(21.1)	21.1
Private equity securities (1)	83.2	(8.3)	8.3	(25.0)	25.0
Other	.3	—	—	(.1)	.1
Total other long-term investments	$208.8	$(20.8)	$20.8	$(62.7)	$62.7
(1) Includes non-controlling interests in common equity securities, limited liability companies and private convertible preferred securities.

2. Surplus Note Valuation

BAM Surplus Notes

As of December 31, 2017, White Mountains owned $499 million of BAM Surplus Notes and has accrued $126 million in interest due thereon. During 2017, with approval of the NYDFS, BAM paid $5 million to White Mountains for amounts owed under the BAM Surplus Notes.  Because BAM is consolidated in White Mountains’s financial statements, the BAM Surplus Notes and accrued interest are classified as intercompany notes, carried at face value and eliminated in consolidation. However, the BAM Surplus Notes and accrued interest are carried as assets at HG Global, of which White Mountains owns 97% of the preferred equity, while the BAM Surplus Notes are carried as liabilities at BAM, which White Mountains has no ownership interest in and is completely attributed to non-controlling interests.
Any write-off of the carried amount of the BAM Surplus Notes and/or the accrued interest thereon would adversely impact White Mountains’s adjusted book value per share. See Item 1A., Risk Factors, “If BAM does not pay some or all of the interest and principal due on the BAM Surplus Notes, White Mountains’s adjusted book value per share, results of operations and financial condition could be materially adversely affected.” on page 18.
Periodically, White Mountains’s management reviews the recoverability of amounts recorded from the BAM Surplus Notes. As of December 31, 2017, White Mountains believes such notes and interest thereon to be fully recoverable.
White Mountains’s review is based on a debt service model that forecasts operating results for BAM, and related payments on the BAM Surplus Notes, through maturity of the BAM Surplus Notes in 2042. The model depends on assumptions regarding future trends for the issuance of municipal bonds, interest rates, credit spreads, insured market penetration, competitive activity in the market for municipal bond insurance and other factors affecting the demand for and price of BAM’s municipal bond insurance. Assumptions regarding future trends for these factors are a matter of significant judgment.

In the updates of this model that were performed as of December 31, 2017, White Mountains has (1) reflected the impact of the changes to the terms of the BAM Surplus Notes on expected future payments and (2) made more conservative assumptions about BAM’s future operating results, specifically forecasted increases in annual par insured volume and total premiums received, which are each expected to increase over the next six years and flatten thereafter.  As a result, White Mountains now projects that the BAM Surplus Notes will be fully repaid approximately nine years prior to final maturity, which is six years later than projected under the previous forecast as of December 31, 2016.
The model assumptions are based on historical trends, current conditions and expected future developments. Whether actual results will follow forecast is subject to a number of risks and uncertainties.
No payment of interest or principal on the BAM Surplus Notes may be made without the approval of the NYDFS. BAM has stated its intention to seek regulatory approval to pay interest and principal on its surplus notes only to the extent that its remaining qualified statutory capital and other capital resources continue to support its outstanding obligations, business plan and AA stable rating from S&P.
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

FORWARD-LOOKING STATEMENTS

This report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included or referenced in this report which address activities, events or developments which White Mountains expects or anticipates will or may occur in the future are forward-looking statements. The words “will”, “believe”, “intend”, “expect”, “anticipate”, “project”, “estimate”, “predict” and similar expressions are also intended to identify forward-looking statements. These forward-looking statements include, among others, statements with respect to White Mountains’:

•	change in adjusted book value per share or return on equity;

•	business strategy;

•	financial and operating targets or plans;

•	incurred loss and loss adjustment expenses and the adequacy of its loss and loss adjustment expense reserves;

•	projections of revenues, income (or loss), earnings (or loss) per share, dividends, market share or other financial forecasts;

•	expansion and growth of its business and operations; and

•	future capital expenditures.

These statements are based on certain assumptions and analyses made by White Mountains in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors believed to be appropriate in the circumstances. However, whether actual results and developments will conform to its expectations and predictions is subject to a number of risks and uncertainties that could cause actual results to differ materially from expectations, including:

•	the risks associated with Item 1A of this Report on Form 10-K;

•	business opportunities (or lack thereof) that may be presented to it and pursued;

•	actions taken by ratings agencies from time to time, such as financial strength or credit ratings downgrades or placing ratings on negative watch; and

•	the continued availability of capital and financing;

•	general economic, market or business conditions;

•	competitive forces, including the conduct of other insurers;

•	changes in domestic or foreign laws or regulations, or their interpretation, applicable to White Mountains, its competitors or its customers;

•	an economic downturn or other economic conditions adversely affecting its financial position;

•	other factors, most of which are beyond White Mountains’s control.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

White Mountains’s consolidated balance sheet includes a substantial amount of assets and liabilities whose fair values are subject to market risk. The term market risk refers to the risk of loss arising from adverse changes in interest rates, credit spreads, equity markets prices and other relevant market rates and prices. Due to the size of White Mountains’s investment portfolio, market risk can have a significant effect on White Mountains’s consolidated financial position.

Interest Rate and Credit Spread Risk

White Mountains invests in interest rate sensitive securities. White Mountains generally manages the interest rate risk associated with its portfolio of fixed maturity investments by monitoring the average duration of the portfolio. White Mountains’s fixed maturity investments are comprised primarily of debt securities issued by corporations, U.S. Government and agency obligations, foreign government, agency and provincial obligations, mortgage and asset-backed securities and municipal obligations.
Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of fixed maturity investments, respectively. Additionally, fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, relative values of alternative investments, the liquidity of the instrument and various other market factors.
The following table presents the estimated effects of hypothetical increases and decreases in market interest rates on White Mountains’s fixed maturity investments:

$ in millions	Fair Value at December 31, 2017	Assumed Change in Relevant Interest Rate	Estimated Fair Value After Change in Interest Rate	After-Tax Increase (Decrease) in Carrying Value
Fixed maturity investments	$2,129.7	100 bp decrease	$2,205.0	$63.0
		50 bp decrease	2,168.6	32.7
		50 bp increase	2,090.5	(33.1)
		100 bp increase	2,051.9	(65.7)

The magnitude of the fair value decrease in rising interest rate scenarios may be more significant than the fair value increase in comparable falling interest rate scenarios. This can occur because (i) the analysis floors interest rates at a de minimis level in falling interest rate scenarios, muting price increases, (ii) portions of the fixed maturity investment portfolio may be callable, muting price increases in falling interest rate scenarios and/or (iii) portions of the fixed maturity investment portfolio may experience cash flow extension in higher interest rate environments, which generally results in lower prices.
White Mountains’s overall strategy for fixed maturity investments is to purchase securities that are attractively priced in relation to their investment risks. Widening and tightening of credit spreads translate into decreases and increases in fair values of fixed maturity investments, respectively.
The following table presents the estimated pre-tax effects of hypothetical widening and tightening of credit spreads on White Mountains’s fixed maturity investment portfolio:

	December 31, 2017
Millions	Fair Value	Tighten 50	Tighten 25	Widen 25	Widen 50
U.S. Government and agency obligations	$296.5	$—	$—	$—	$—
Foreign government, agency and provincial obligations	2.7	—	—	—	—
		Tighten 100	Tighten 50	Widen 50	Widen 100
Agency mortgage-backed	192.8	3.0	2.4	(2.7)	(5.4)
Asset-backed	431.4	4.0	2.8	(4.1)	(8.1)
		Tighten 200	Tighten 100	Widen 100	Widen 200
Debt securities issued by corporations	880.9	49.4	35.2	(45.1)	(88.2)
Municipal obligations	254.9	15.7	10.2	(10.0)	(19.7)
		Tighten 400	Tighten 200	Widen 200	Widen 400
Non-agency commercial mortgage-backed	70.5	5.2	4.8	(6.3)	(11.9)

The magnitude of the fair value decrease in wider credit spread scenarios may be more significant than the fair value increase in comparable tighter credit spread scenarios. This can occur because the analysis limits the credit spread tightening in order to floor yields of non-government bonds, thereby muting price increases.

Common Equity Securities and Other Long-Term Investments Price Risk

The carrying values of White Mountains’s common equity securities and other long-term investments are based on quoted market prices or management’s estimates of fair value as of the balance sheet date. Market prices of common equity securities, in general, are subject to fluctuations, which could cause the amount realized upon sale or exercise of these instruments to differ significantly from the current reported value. The fluctuations may result from perceived changes in the underlying economic characteristics of the investment, the relative price of alternative investments, supply and demand imbalances for a particular security or various other market factors. Assuming a hypothetical 10% and 30% increase or decrease in the value of White Mountains’s common equity securities and other long-term investments as of December 31, 2017, the carrying value of White Mountains’s common equity securities and other long-term investments would have increased or decreased by approximately $107 million and $322 million pre-tax, respectively.

Long-Term Obligations

White Mountains carries its financial instruments on its balance sheet at fair value with the exception of the MediaAlpha Bank Facility and the Previous MediaAlpha Bank Facility.
The following table presents the fair value and carrying value of these financial instruments as of December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
Millions	Fair Value	Carrying Value	Fair Value	Carrying Value
MediaAlpha Bank Facility	$23.9	$23.8	$—	$—
Previous MediaAlpha Bank Facility	—	—	13.0	12.7

The fair value estimate for the MediaAlpha Bank Facility has been determined based on a discounted cash flow approach and is considered a Level 3 measurement.

Foreign Currency Exchange Risk

As of December 31, 2017, White Mountains had gross foreign currency exposure on approximately $444 million of net assets relating to cash and fixed maturity investments managed by LGIM, common equity securities managed by Silchester and Highclere and various other consolidated and unconsolidated private capital investments.
White Mountains entered into foreign currency forward contracts to mitigate its foreign currency exposure for the invested assets managed by LGIM and a portion of the invested assets managed by Silchester and Highclere. In the fourth quarter of 2017, White Mountains closed the foreign currency forward contracts associated with the investment assets managed by Silchester and Highclere.
The following table presents the fair value of White Mountains’s foreign denominated assets and the associated foreign currency forward contracts as of December 31, 2017:

$ in millions Currency(1)	Fair Value (Gross)	% of Common Shareholders’ Equity	Currency Hedge	Fair Value (Net)	% of Common Shareholders’ Equity
GBP	$257.5	7.4%	$(206.3)	$51.2	1.5%
JPY	68.6	2.0	—	68.6	2.0
EUR	55.3	1.6	—	55.3	1.6
All other	62.1	1.7	—	62.1	1.7
Total	$443.5	12.7%	$(206.3)	$237.2	6.8%
(1) Includes net assets of Wobi and Buzzmove.

Item 8.  Financial Statements and Supplementary Data

The financial statements and supplementary data have been filed as a part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 63 of this report.
The financial statements of Symetra for the interim period ended September 30, 2015 have been filed as a part of this Annual Report on Form 10-K (see Exhibit 99 on page 61 of this report).

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

The Principal Executive Officer (“PEO”) and the Principal Financial Officer (“PFO”) of White Mountains have evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2017. Based on that evaluation, the PEO and PFO have concluded that White Mountains’s disclosure controls and procedures are adequate and effective.
The PEO and the PFO of White Mountains have evaluated the effectiveness of its internal control over financial reporting as of December 31, 2017. Based on that evaluation, the PEO and PFO have concluded that White Mountains’s internal control over financial reporting is effective. Management’s annual report on internal control over financial reporting is included on page F-67 of this report. The attestation report on the effectiveness of our internal control over financial reporting by PricewaterhouseCoopers LLP is included on page F-68 of this report.
There has been no change in White Mountains’s internal controls over financial reporting that occurred during the fourth quarter of 2017 that has materially affected, or is reasonably likely to materially affect White Mountains’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Reported under the captions “The Board of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance—Committees of the Board—Audit Committee” in the Company’s 2018 Proxy Statement, herein incorporated by reference, and under the caption “Executive Officers of the Registrant” of this Annual Report on Form 10-K.
The Company’s Code of Business Conduct, which applies to all directors, officers and employees in carrying out their responsibilities to and on behalf of the Company, is available at www.whitemountains.com and is also included as Exhibit 14 on the Form 10-K. The Company’s Code of Business Conduct is also available in print free of charge to any shareholder upon request.
There have been no material changes to the procedures by which shareholders may recommend nominees to the Company’s Board of Directors. The procedures for shareholders to nominate directors are reported under the caption “Corporate Governance—Committees of the Board—Nominating and Governance Committee” in the Company’s 2018 Proxy Statement, herein incorporated by reference.

Item 11.  Executive Compensation

Reported under the captions “Executive Compensation” and “Corporate Governance—Compensation Committee Interlocks and Insider Participation” in the Company’s 2018 Proxy Statement, herein incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Reported under the captions “Voting Securities and Principal Holders Thereof” and “Equity Compensation Plan Information” in the Company’s 2018 Proxy Statement, herein incorporated by reference.

Item 13.  Certain Relationships, Related Transactions and Director Independence

Reported under the caption “Transactions with Related Persons, Promoters and Certain Control Persons” and “Corporate Governance—Director Independence” in the Company’s 2018 Proxy Statement, herein incorporated by reference.

Item 14.  Principal Accountant Fees and Services

Reported under the caption “Principal Accountant Fees and Services” in the Company’s 2018 Proxy Statement, herein incorporated by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

a.                                       Documents Filed as Part of the Report

The financial statements and financial statement schedules and reports of independent auditors have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 63 of this report. A listing of exhibits filed as part of the report appear on pages 60 through 61 of this report.

b.                                       Exhibits

Exhibit number	Name
2	Plan of Reorganization (incorporated by reference herein to the Company’s Registration Statement on S-4 (No. 333-87649) dated September 23, 1999)
3.1	Memorandum of Continuance of the Company (incorporated by reference herein to Exhibit (3)(i) of the Company’s Current Report on Form 8-K dated November 1, 1999)
3.2	Amended and Restated Bye-Laws of the Company (incorporated by reference herein to Exhibit 3 of the Company’s Report on Form 10-Q dated May 2, 2017)
10.1
$425,000,000 Credit Agreement, dated August 14, 2013 among the Company, as the Borrower, Wells Fargo Bank, N.A., as Administrative Agent, Swing Line Lender and Issuing Lender, and the other lenders party hereto (incorporated by reference herein to Exhibit 10.1 of the Company’s Report on Form 10-Q dated October 28, 2013)

10.2
Amendment No.1 to the $425,000,000 Credit Agreement, dated August 14, 2013 among the Company, as the Borrower, Wells Fargo Bank, N.A., as Administrative Agent, Swing Line Lender and Issuing Lender, and the other lenders party hereto (incorporated by reference herein to Exhibit 10.1 of the Company’s Report on Form 10-Q dated October 29, 2014)

10.3
White Mountains Long-Term Incentive Plan, as amended (incorporated by reference to Appendix A of the Company’s Notice of 2013 Annual General Meeting of Members and Proxy Statement dated April 10, 2013)

10.4	White Mountains Bonus Plan (incorporated by reference herein to Exhibit 10.10 of the Company’s 2015 Annual Report on Form 10-K)
10.5
Regulation 114 Trust Agreement by and among Build America Mutual Assurance Company, HG Re Ltd. and The Bank of New York Mellon, dated as of July 20, 2012 (incorporated by reference herein to Exhibit 10.2 of the Company’s Report on 10-Q dated October 30, 2012)

10.6
Supplemental Trust Agreement by and among Build America Mutual Assurance Company, HGR Patton (Luxembourg) S.à r.l., United States of America Branch, and The Bank of New York Mellon, dated as of July 20, 2012 (incorporated by reference herein to Exhibit 10.3 of the Company’s Report on 10-Q dated October 30, 2012)

10.7
Surplus Note Purchase Agreement between Build America Mutual Assurance Company, as Issuer and HG Holdings Ltd. and HG Re Ltd. as Purchasers dated as of July 17, 2012 (incorporated by reference herein to Exhibit 10.4 of the Company’s Report on 10-Q dated October 30, 2012)

10.8
Amended and Restated Surplus Note Purchase Agreement between Build America Mutual Assurance Company, as Issuer and HG Holdings Ltd. and HG Re Ltd. as Purchasers dated as of January 1, 2014 (incorporated by reference herein to Exhibit 10.1 of the Company’s Report on 10-Q dated April 28, 2014)

Exhibit number	Name
10.9
Retirement Agreement dated March 1, 2017 between White Mountains Insurance Group, Ltd. and Raymond Barrette (incorporated by reference herein to Exhibit 10.1 of the Company’s Report on Form 10-Q dated May 2, 2017)

10.10
Voting Agreement, dated as of May 2, 2017, by and among Intact Financial Corporation, White Mountains Insurance Group, Ltd., Lone Tree Holdings Ltd. and Bridge Holdings (Bermuda) Ltd. (incorporated by reference herein to Exhibit 10.1 to the Company’s Report on Form 8-K dated May 2, 2017)

10.11
Employment Agreement dated May 2, 2017 between White Mountains Insurance Group, Ltd.and David T. Foy (incorporated by reference herein to Exhibit 10.2 of the Company’s Report on Form 10-Q dated August 4, 2017)

11	Statement Re Computation of Per Share Earnings (**)
12	Statement Re Computation of Ratio of Earnings to Fixed Charges (*)
14
The Company’s Code of Business Conduct, which applies to all directors, officers and employees in carrying out their responsibilities to and on behalf of the Company (incorporated by reference herein to Exhibit 14 of the Company’s 2015 Annual Report on Form 10-K)

21	Subsidiaries of the Registrant (*)
23	Consent of PricewaterhouseCoopers LLP (*)
24	Powers of Attorney (*)
31.1	Principal Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (*)
31.2	Principal Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (*)
32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
99
Symetra Financial Corporation’s financial statements for the interim period ended September 30, 2015 (incorporated by reference herein from Symetra Financial Corporation’s Report on Form 10-Q dated November 6, 2015, Commission file number: 001-33808) (***)

101.1
The following financial information from White Mountains’s Annual Report on Form 10-K for the year ended December 31, 2017 formatted in XBRL: (i) Consolidated balance sheets as of December 31, 2017 and December 31, 2016; (ii) Consolidated statements of operations and comprehensive income for each of the years ended December 31, 2017, 2016 and 2015; (iii) Consolidated statements of shareholders’ equity for each of the years ended December 31, 2017, 2016 and 2015; (iv) Consolidated statements of cash flows for each of the years ended December 31, 2017, 2016 and 2015; and (v) Notes to consolidated financial statements (*).

(*)	Included herein.

(**)	Not included herein as the information is contained elsewhere within report. See Note 9—“Earnings Per Share” on page F-42.

(***)
Exhibit 99 to this Annual Report on Form 10-K are being filed to provide unaudited financial statements and the related footnotes of Symetra in accordance with SEC Rule 3-09 of Regulation S-X. The management of Symetra is solely responsible for the form and content of the Symetra financial statements. White Mountains has no responsibility for the form or content of the Symetra financial statements since it does not control Symetra.

c.                                       Financial Statement Schedules

The financial statement schedules and report of independent registered public accounting firm have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 63 of this report.

Item 16.  Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHITE MOUNTAINS INSURANCE GROUP, LTD.

Date:	February 28, 2018	By:	/s/ J. BRIAN PALMER
J. Brian Palmer
Managing Director and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date
YVES BROUILLETTE*	Director	February 28, 2018
Yves Brouillette
/s/ REID T. CAMPBELL	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2018
Reid T. Campbell
MARY C. CHOKSI*	Director	February 28, 2018
Mary C. Choksi
MORGAN W. DAVIS*	Director	February 28, 2018
Morgan W. Davis
A. MICHAEL FRINQUELLI*	Director	February 28, 2018
A. Michael Frinquelli
EDITH E. HOLIDAY*	Director	February 28, 2018
Edith E. Holiday
/s/ J. BRIAN PALMER	Managing Director and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2018
J. Brian Palmer
/s/ G. MANNING ROUNTREE	Chief Executive Officer (Principal Executive Officer)	February 28, 2018
G. Manning Rountree
LOWNDES A. SMITH*	Director	February 28, 2018
Lowndes A. Smith
GARY C. TOLMAN*	Director	February 28, 2018
Gary C. Tolman

* By:	/s/ G. MANNING ROUNTREE
G. Manning Rountree, Attorney-in-Fact

WHITE MOUNTAINS INSURANCE GROUP, LTD.
Index to Consolidated Financial Statements and Financial Statement Schedules

Form 10-K page(s)
Consolidated financial statements:
Consolidated balance sheets at December 31, 2017 and 2016		F - 1
Consolidated statements of operations for each of the years ended December 31, 2017, 2016 and 2015		F - 3
Consolidated statements of comprehensive income for each of the years ended December 31, 2017, 2016 and 2015		F - 4
Consolidated statements of shareholders’ equity for each of the years ended December 31, 2017, 2016 and 2015		F - 5
Consolidated statements of cash flows for each of the years ended December 31, 2017, 2016 and 2015		F - 6
Notes to consolidated financial statements		F - 7

Other financial information:
Management’s annual report on internal control over financial reporting		F - 67
Report of independent registered public accounting firm		F - 68
Selected quarterly financial data (unaudited)		F - 70

Financial statement schedules:
I.	Summary of investments—other than investments in related parties as of December 31, 2017	FS - 1
II.	Condensed financial information of the Registrant as of December 31, 2017 and 2016 and for each of the years ended December 31, 2017, 2016 and 2015	FS - 2
III.	Supplementary insurance information as of December 31, 2017 and 2016 and for each of the years ended December 31, 2017, 2016 and 2015	FS - 5
IV.	Reinsurance for each of the years ended December 31, 2017, 2016 and 2015	FS - 6
VI.	Supplemental information for property and casualty insurance underwriters as of December 31, 2017 and 2016 and for each of the years ended December 31, 2017, 2016 and 2015	FS - 7

CONSOLIDATED BALANCE SHEETS

	December 31,
Millions, except share and per share amounts	2017	2016
Assets
Financial Guarantee (HG Global/BAM)
Fixed maturity investments, at fair value	$623.6	$585.2
Short-term investments, at amortized cost (which approximates fair value)	69.8	44.5
Total investments	693.4	629.7
Cash	25.6	27.0
Insurance premiums receivable	4.5	1.6
Deferred acquisition costs	14.8	10.6
Accrued investment income	3.4	2.9
Accounts receivable on unsettled investment sales	.1	—
Other assets	5.6	5.8
Total Financial Guarantee assets	747.4	677.6

Marketing Technology (MediaAlpha)
Cash	9.1	1.7
Goodwill and other intangible assets	53.7	36.6
Accounts receivable from publishers and advertisers	32.4	18.4
Other assets	1.3	.9
Total Marketing Technology assets	96.5	57.6

Other
Fixed maturity investments	1,506.1	1,495.9
Short-term investments, at amortized cost (which approximates fair value)	106.3	130.4
Common equity securities	866.1	285.6
Other long-term investments	208.8	172.8
Total investments	2,687.3	2,084.7
Cash	62.4	51.5
Accrued investment income	13.9	11.9
Accounts receivable on unsettled investment sales	20.9	4.8
Goodwill and other intangible assets	8.4	8.6
Other assets	19.1	17.1
Assets held for sale	3.3	3,606.4
Total Other assets	2,815.3	5,785.0
Total assets	$3,659.2	$6,520.2
See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	December 31,
Millions, except share and per share amounts	2017	2016
Liabilities
Financial Guarantee (HG Global/BAM)
Unearned insurance premiums	$136.8	$82.9
Accrued incentive compensation	18.2	16.6
Accounts payable on unsettled investment purchases	.6	—
Other liabilities	11.4	9.4
Total Financial Guarantee liabilities	167.0	108.9

Marketing Technology (MediaAlpha)
Debt	23.8	12.7
Amounts due to publishers and advertisers	31.6	13.0
Accrued incentive compensation	2.0	—
Other liabilities	2.4	2.6
Total Marketing Technology liabilities	59.8	28.3

Other
Accrued incentive compensation	60.6	79.1
Other liabilities	11.0	18.6
Liabilities held for sale	—	2,569.3
Total Other liabilities	71.6	2,667.0
Total liabilities	298.4	2,804.2

Equity
White Mountains’s common shareholders’ equity
White Mountains’s common shares at $1 par value per share—authorized 50,000,000 shares; issued and outstanding 3,750,171 and 4,563,814 shares	3.8	4.6
Paid-in surplus	666.8	806.1
Retained earnings	2,823.2	2,776.6
Accumulated other comprehensive loss, after-tax:
Net unrealized foreign currency translation losses	(1.3)	(1.4)
Accumulated other comprehensive loss from net change in benefit plan assets and obligations	—	(3.2)
Total White Mountains’s common shareholders’ equity	3,492.5	3,582.7
Non-controlling interests	(131.7)	133.3
Total equity	3,360.8	3,716.0
Total liabilities and equity	$3,659.2	$6,520.2
See Notes to Consolidated Financial Statements including Note 11 for non-controlling interests and Note 18 for Commitments and Contingencies.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
Millions	2017	2016	2015
Revenues:
Financial Guarantee (HG Global/BAM)
Earned insurance premiums	$9.4	$5.9	$3.3
Net investment income	12.3	9.0	6.1
Net realized and unrealized investment gains	.6	.7	.6
Other revenues	1.0	1.1	0.7
Total Financial Guarantee revenues	23.3	16.7	10.7
Marketing Technology (MediaAlpha)
Advertising & commission revenues	163.2	116.5	105.5
Total Marketing Technology revenues	163.2	116.5	105.5
Other
Earned insurance premiums	1.0	7.5	8.7
Net investment income	43.7	23.1	4.8
Net realized and unrealized investment gains (losses)	132.7	(28.1)	259.9
Advertising & commission revenues	3.8	1.8	1.9
Other revenues	6.1	20.2	48.5
Total Other revenues	187.3	24.5	323.8
Total revenues	373.8	157.7	440.0

Expenses:
Financial Guarantee (HG Global/BAM)
Insurance acquisition expenses	4.0	3.4	2.9
Other underwriting expenses	.4	.4	.4
General and administrative expenses	42.9	39.6	36.8
Total Financial Guarantee expenses	47.3	43.4	40.1
Marketing Technology (MediaAlpha)
Cost of Sales	135.9	97.8	90.7
General and administrative expenses	16.2	11.8	8.3
Amortization of other intangible assets	10.5	10.1	8.1
Interest expense	1.0	.9	.4
Total Marketing Technology expenses	163.6	120.6	107.5
Other
Loss and loss adjustment expenses	1.1	8.0	8.2
Insurance acquisition expense	.1	2.2	3.4
Cost of sales	3.5	4.2	2.9
General and administrative expenses	148.9	124.1	147.0
Amortization of other intangible assets	.2	.4	.5
Interest expense	1.3	2.1	1.2
Total Other expenses	155.1	141.0	163.2
Total expenses	366.0	305.0	310.8
Pre-tax income (loss) from continuing operations	7.8	(147.3)	129.2
Income tax benefit (expense)	7.8	32.9	(12.7)
Net income (loss) from continuing operations	15.6	(114.4)	116.5
Gain from sale of OneBeacon, net of tax	554.5	—	—
(Loss) gain from sale of Sirius Group, net of tax	(.7)	363.2	—
Gain from sale of Tranzact, net of tax	3.2	51.9	—
Gain from sale of Esurance, net of tax	—	—	17.9
Gain from sale of other discontinued operations, net of tax	—	—	.3
Net income from discontinued operations, net of tax	20.5	108.3	116.9
Income before equity in earnings of unconsolidated affiliates	593.1	409.0	251.6
Equity in earnings of unconsolidated affiliates	—	—	25.1
Net income	593.1	409.0	276.7
Net loss (income) attributable to non-controlling interests	34.1	(7.2)	18.5
Net income attributable to White Mountains’s common shareholders	$627.2	$401.8	$295.2
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
Millions	2017	2016	2015
Net income attributable to White Mountains’s common shareholders	$627.2	$401.8	$295.2
Other comprehensive income, net of tax:
Other comprehensive income (loss), net of tax	.3	(.7)	(42.8)
Comprehensive income (loss) from discontinued operations, net of tax	3.2	146.3	(65.0)
Comprehensive income	630.7	547.4	187.4
Comprehensive income attributable to non-controlling interests	(.2)	(.3)	—
Comprehensive income attributable to White Mountains’s common shareholders	$630.5	$547.1	$187.4
See Notes to Consolidated Financial Statements.

	Year Ended December 31,
	2017	2016	2015
Earnings per share attributable to White Mountains’s common shareholders
Basic earnings per share
Continuing operations	$11.56	$(24.26)	$27.22
Discontinued operations	134.50	104.37	22.98
Total consolidated operations	$146.06	$80.11	$50.20
Diluted earnings per share
Continuing operations	$11.56	$(24.26)	$27.22
Discontinued operations	134.50	104.32	22.98
Total consolidated operations	$146.06	$80.06	$50.20
Dividends declared and paid per White Mountains’s common share	$1.00	$1.00	$1.00
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	White Mountains’s Common Shareholders’ Equity
Millions	Common shares and paid-in surplus	Retained earnings	AOCL, after-tax	Total	Non-controlling interests	Total equity
Balances at December 31, 2014	$1,034.7	$3,003.0	$(42.1)	$3,995.6	$542.6	$4,538.2
Net income (loss)	—	295.2	—	295.2	(18.5)	276.7
Net change in foreign currency translation	—	—	(73.2)	(73.2)	—	(73.2)
Net change in pension liability and other accumulated comprehensive items	—	—	(34.6)	(34.6)	—	(34.6)
Comprehensive income (loss)	—	295.2	(107.8)	187.4	(18.5)	168.9
Dividends declared on common shares	—	(6.0)	—	(6.0)	—	(6.0)
Dividends/distributions to non-controlling interests	—	—	—	—	(51.1)	(51.1)
Issuances of common shares	.9	—	—	.9	—	.9
Repurchases and retirements of common shares	(67.0)	(217.2)	—	(284.2)	—	(284.2)
Net contributions from non-controlling interests	—	—	—	—	17.5	17.5
Acquisition of noncontrolling interest	(5.3)	—	—	(5.3)	(2.7)	(8.0)
Redemptions of the Prospector Turtle Fund	—	—	—	—	(31.5)	(31.5)
Amortization of restricted share and option awards	14.9	—	—	14.9	(2.0)	12.9
Balances at December 31, 2015	978.2	3,075.0	(149.9)	3,903.3	454.3	4,357.6
Net income	—	401.8	—	401.8	7.2	409.0
Net change in foreign currency translation	—	—	31.4	31.4	.3	31.7
Net change in pension liability and other accumulated comprehensive items	—	—	113.9	113.9	—	113.9
Comprehensive income	—	401.8	145.3	547.1	7.5	554.6
Dividends declared on common shares	—	(5.4)	—	(5.4)	—	(5.4)
Dividends/distributions to non-controlling interests	—	—	—	—	(22.7)	(22.7)
Issuances of common shares	9.1	—	—	9.1	—	9.1
Repurchases and retirements of common shares	(192.4)	(694.8)	—	(887.2)	—	(887.2)
Net contributions from non-controlling interests	—	—	—	—	27.3	27.3
Acquisition from non-controlling interests	(2.7)	—	—	(2.7)	(8.8)	(11.5)
Acquisition of subsidiary	—	—	—	—	3.3	3.3
Deconsolidation of non-controlling interests associated with the sale of Sirius Group	—	—	—	—	(250.0)	(250.0)
Deconsolidation of non-controlling interests associated with the sale of Tranzact	—	—	—	—	(78.4)	(78.4)
Amortization of restricted share and option awards	18.5	—	—	18.5	.8	19.3
Balances at December 31, 2016	810.7	2,776.6	(4.6)	3,582.7	133.3	3,716.0
Net income	—	627.2	—	627.2	(34.1)	593.1
Net change in foreign currency translation	—	—	.4	.4	.1	.5
Recognition of benefit plan assets and obligations from sale of OneBeacon	—	—	2.9	2.9	—	2.9
Comprehensive income	—	627.2	3.3	630.5	(34.0)	596.5
Dividends declared on common shares	—	(4.6)	—	(4.6)	—	(4.6)
Dividends to non-controlling interests	—	—	—	—	(19.3)	(19.3)
Issuances of common shares	1.7	—	—	1.7	—	1.7
Repurchases and retirements of common shares	(147.9)	(576.0)	—	(723.9)	(5.2)	(729.1)
Deconsolidation of non-controlling interests associated with the sale of Star & Shield	—	—	—	—	(4.4)	(4.4)
Deconsolidation of non-controlling interests associated with the sale of OneBeacon	—	—	—	—	(238.3)	(238.3)
Issuance of shares of non-controlling interests	(4.1)	—	—	(4.1)	5.2	1.1
Net contributions from non-controlling interests	(4.6)	—	—	(4.6)	30.2	25.6
Amortization of restricted share and option awards	14.8	—	—	14.8	.8	15.6
Balances at December 31, 2017	$670.6	$2,823.2	$(1.3)	$3,492.5	$(131.7)	$3,360.8
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
Millions	2017	2016	2015
Cash flows from operations:
Net income	$593.1	$409.0	$276.7
Charges (credits) to reconcile net income to net cash provided from (used for) operations:
Net realized and unrealized investment (gains) losses	(133.3)	27.4	(260.5)
Net gain on sale of unconsolidated affiliates	—	—	(19.8)
Amortization of restricted share and option awards	14.8	18.5	14.9
Amortization and depreciation	22.4	20.4	3.8
Deferred income tax (benefit) expense	(11.4)	(12.5)	11.3
Undistributed equity in earnings from unconsolidated affiliates, after-tax	—	—	(25.1)
Net income from discontinued operations	(20.5)	(108.3)	(116.9)
Net gain on sale of discontinued operations	(557.0)	(415.1)	(18.2)
Other operating items:
Net change in unearned insurance premiums	54.5	31.7	23.9
Net change in deferred acquisition costs	(4.2)	(3.7)	(3.0)
Net change in restricted cash	—	5.8	17.9
Net change in other assets and liabilities, net	(20.8)	(146.1)	29.0
Net cash used for continuing operations	(62.4)	(172.9)	(66.0)
Net cash provided from discontinued operations (Note 19)	157.0	23.6	248.4
Net cash provided from (used for) operations	94.6	(149.3)	182.4
Cash flows from investing activities:
Net change in short-term investments	(1.7)	(27.2)	6.9
Sales of fixed maturity and convertible investments	2,124.4	2,605.8	518.2
Maturities, calls and paydowns of fixed maturity and convertible investments	213.4	253.4	72.6
Sales of common equity securities	424.1	815.9	115.8
Distributions and redemptions of other long-term investments	29.4	17.3	44.1
Sales of unconsolidated affiliates and consolidated subsidiaries, net of cash sold	1,131.0	2,646.2	24.0
Proceeds paid to non-controlling common shareholders from the sale of consolidated subsidiaries	—	(141.6)	—
Purchases of other long-term investments	(84.1)	(38.5)	(73.9)
Net settlement of investment cash flows and contributions with discontinued operations	167.7	(402.0)	18.0
Purchases of common equity securities	(881.2)	(278.3)	(86.4)
Purchases of fixed maturity and convertible investments	(2,365.2)	(4,407.0)	(533.7)
Purchases of consolidated affiliates and other assets (net of cash acquired)	(27.6)	(13.4)	(2.6)
Other investing activities, net	(14.7)	4.8	8.8
Net cash provided from investing activities — continuing operations	715.5	1,035.4	111.8
Net cash provided from (used for) investing activities — discontinued operations (Note 19)	3.0	241.4	(100.5)
Net cash provided from investing activities	718.5	1,276.8	11.3
Cash flows from financing activities:
Draw down of debt and revolving line of credit	376.0	352.5	171.5
Repayment of debt and revolving line of credit	(365.0)	(404.6)	(76.1)
Cash dividends paid to the Company’s common shareholders	(4.6)	(5.4)	(6.0)
Acquisitions of additional shares from non-controlling interest	(.7)	—	(9.1)
Distributions from discontinued operations	45.2	57.2	52.7
Common shares repurchased	(714.6)	(881.3)	(268.6)
Proceeds from issuances of common shares	—	3.7	—
Capital contributions from non-controlling interest shareholders	.5	—	—
Distributions to non-controlling interest shareholders	(2.0)	(1.1)	(7.5)
Payments to contingent considerations related to purchases of consolidated subsidiaries	—	(7.8)	—
Capital contributions from BAM members	37.4	38.0	29.2
Other financing activities, net	(9.3)	(5.8)	(6.7)
Net cash used for financing activities — continuing operations	(637.1)	(854.6)	(120.6)
Net cash used for financing activities — discontinued operations (Note 19)	(61.9)	(93.8)	(100.7)
Net cash used for financing activities	(699.0)	(948.4)	(221.3)
Net change in cash during the period - continuing operations	16.0	7.9	(74.8)
Cash balance at beginning of year (excludes restricted cash balances of $0.0, $5.8, $23.7 and held for sale and discontinued operations cash balances of $70.5, $245.4, and $203.8)	80.2	72.0	145.7
Add: cash held for sale at the beginning of period	.9	1.2	2.3
Less: cash held for sale at the end of period	—	.9	1.2
Cash balance at end of year (excludes restricted cash balances of $0.0, $0.0 and $5.8 and held for sale and discontinued operations cash balances of $0.0, $70.5, $245.4)	$97.1	$80.2	$72.0
See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

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
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and include the accounts of White Mountains Insurance Group, Ltd. (the “Company” or the “Registrant”), its subsidiaries (collectively with the Company, “White Mountains”) and other entities required to be consolidated under GAAP. Under GAAP, the Company is required to consolidate any entity in which it holds a controlling financial interest. A controlling financial interest is usually in the form of an investment representing the majority of the subsidiary’s voting interests. However, a controlling financial interest may also arise from a financial interest in a variable interest entity (“VIE”) through arrangements that do not involve ownership of voting interests. The Company consolidates a VIE if it determines that it is the primary beneficiary. The primary beneficiary is defined as the entity who holds a variable interest that gives it both the power to direct the VIE’s activities that most significantly impact its economic performance and the obligation to absorb losses of, or the right to receive returns from, the VIE that could potentially be significant to the VIE. See Note 15 — “Variable Interest Entities”.
Intercompany transactions have been eliminated in consolidation. Certain amounts in the prior period financial statements have been reclassified to conform to the current presentation.

Use of Estimates
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

Reportable Segments
White Mountains has determined its reportable segments based on the nature of the of the underlying businesses, the manner in which the Company’s subsidiaries and affiliates are organized and managed and the organization of the financial information provided to the chief operating decision maker to assess performance and make decisions regarding allocation of resources. White Mountains’s reportable segments are HG Global/BAM, MediaAlpha and Other Operations. See Note 13 — “Segment Information”.
The HG Global/BAM segment consists of HG Global Ltd. and its wholly-owned subsidiaries (“HG Global”) and the consolidated results of Build America Mutual Assurance Company (“BAM”) (collectively, “HG Global/BAM”). BAM is the first and only mutual municipal bond insurance company in the United States. By insuring the timely payment of principal and interest, BAM provides market access to, and lowers interest expense for, issuers of municipal bonds used to finance essential public purposes such as schools, utilities and transportation facilities. BAM is owned by and operated for the benefit of its members, the municipalities that purchase BAM’s insurance for their debt issuances. HG Global was established to fund the startup of BAM and, through its wholly-owned subsidiary HG Re Ltd. (“HG Re”), to provide up to 15%-of-par, first loss reinsurance protection for policies underwritten by BAM. HG Global, together with its subsidiaries, provided the initial capitalization of BAM through the purchase of $503.0 million of surplus notes issued by BAM (the “BAM Surplus Notes”). As of December 31, 2017 and 2016, White Mountains owned 96.9% of HG Global's preferred equity and 88.4% of its common equity. White Mountains does not have an ownership interest in BAM. However, White Mountains is required to consolidate BAM’s results in its financial statements because BAM is a VIE for which White Mountains is the primary beneficiary. BAM’s results are attributed to non-controlling interests.
The MediaAlpha segment consists of QL Holdings LLC and its wholly-owned subsidiary QuoteLab, LLC (collectively “MediaAlpha”). MediaAlpha is a leading marketing technology company that develops technology that enables the programmatic buying and selling of vertical-specific, performance-based media between advertisers (buyers of advertising inventory) and publishers (sellers of advertising inventory) through cost-per-click, cost-per-call and cost-per-lead pricing models. MediaAlpha’s media buying platform enables advertisers to create and automate data-driven bidding strategies designed to improve the efficiency and enhance overall performance of their marketing campaigns that target high-intent consumers at the time and place they are ready to purchase. MediaAlpha’s publisher platform is used by publishers to sell their vertical-specific, performance-based media to advertisers through transparent, programmatic, auction-based marketplaces. MediaAlpha works with 400 advertisers and 300 publishers across a number of insurance (auto, motorcycle, home, renter, health and life) and non-insurance (travel, education, personal finance and home services) verticals.

White Mountains’s Other Operations segment consists of the Company, its wholly-owned subsidiary, White Mountains Capital, Inc. (“WM Capital”), its wholly-owned investment management subsidiary, White Mountains Advisors LLC (“WM Advisors”), and its other intermediate holding companies, as well as certain consolidated and unconsolidated private capital and other investments. The consolidated private capital investments include Wobi Insurance Agency Ltd. (“Wobi”) and Removal Stars Ltd. (“Buzzmove”). During 2017, White Mountains revised certain of its previously issued financial statements for amounts relating to Wobi. See Note 20 — “Financial Statement Revisions”. White Mountains’s Other Operations segment also included its variable annuity reinsurance business, White Mountains Life Reinsurance (Bermuda) Ltd. (“Life Re Bermuda”), which completed its runoff with all of its contracts fully matured on June 30, 2016 and was liquidated in the third quarter of 2017, and its U.S.-based service provider, White Mountains Financial Services LLC, which was liquidated in the second quarter of 2017 (collectively, “WM Life Re”).

Discontinued Operations and Assets and Liabilities Held for Sale
On September 28, 2017, Intact Financial Corporation completed its previously announced acquisition of OneBeacon Insurance Group, Ltd. (“OneBeacon”) in an all-cash transaction for $18.10 per share (the “OneBeacon Transaction”). On July 21, 2016, White Mountains completed its sale of Tranzact Holdings, LLC (“Tranzact”) to an affiliate of Clayton, Dubilier & Rice, LLC. On April 18, 2016, White Mountains completed its sale of Sirius International Insurance Group, Ltd. (“Sirius Group”) to CM International Pte. Ltd. and CM Bermuda Limited (collectively “CMI”), the Singapore-based investment arm of China Minsheng Investment Corp., Ltd. White Mountains has presented the results of OneBeacon, Tranzact and Sirius Group as discontinued operations in the statement of operations and comprehensive income and their assets and liabilities as held for sale in the balance sheet for all periods prior to the completion of each transaction.
On March 7, 2017, White Mountains completed the sale of Star & Shield Services LLC, Star & Shield Risk Management LLC, and Star & Shield Claims Services LLC (collectively “Star & Shield”) and its investment in Star & Shield Insurance Exchange (“SSIE”) surplus notes to K2 Insurance Services, LLC. White Mountains was required to consolidate SSIE in its GAAP financial statements until White Mountains completed the sale. White Mountains has presented Star & Shield’s and SSIE’s assets and liabilities as held for sale as of December 31, 2016. See Note 19 — “Held for Sale and Discontinued Operations”.
As of December 31, 2017, White Mountains has classified its Guilford, Connecticut property, which consists of an office building and adjacent land, as held for sale. The property has been measured at its estimated fair value net of costs of disposal, of $3.3 million. The fair value reflects a write-down of $3.7 million, which has been recorded within other expenses.

Significant Accounting Policies

Cash
Cash includes amounts on hand and demand deposits with banks and other financial institutions. Amounts presented in the statement of cash flows are shown net of balances acquired and sold in the purchase or sale of the Company’s consolidated subsidiaries and exclude changes in amounts of restricted cash. See Note 7 — “Derivatives”.

Short-Term Investments
Short-term investments consist of interest bearing money market funds, certificates of deposit, time deposits and other securities, which at the time of purchase, mature or become available for use within one year.  Short-term investments are carried at amortized or accreted cost, which approximated fair value as of December 31, 2017 and 2016.

Investment Securities
As of December 31, 2017, White Mountains’s invested assets consisted of securities and other investments held for general investment purposes.  White Mountains’s portfolio of fixed maturity investments, common equity securities and other long-term investments held for general investment purposes are classified as trading securities and are reported at fair value as of the balance sheet date.  Changes in net unrealized investment gains (losses) are reported pre-tax in revenues. Realized investment gains (losses) are accounted for using the specific identification method and are reported pre-tax in revenues. Premiums and discounts on all fixed maturity investments are amortized and accreted to income over the anticipated life of the investment.
White Mountains’s invested assets that are measured at fair value include fixed maturity investments, common equity securities and other long-term investments, including interests in hedge funds, private equity funds, non-controlling interests in private capital investments and foreign currency forward contracts. In determining its estimates of fair value, White Mountains uses a variety of valuation approaches and inputs. Whenever possible, White Mountains estimates fair value using valuation methods that maximize the use of quoted prices and other observable inputs.

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
As of December 31, 2017 and 2016, White Mountains used quoted market prices or other observable inputs to determine fair value for approximately 94% of the investment portfolio. Investments valued using Level 1 inputs include fixed maturity investments, primarily investments in U.S. Treasuries, short-term investments, which include U.S. Treasury Bills and common equity securities. Investments valued using Level 2 inputs include fixed maturity investments, which have been disaggregated into classes, including debt securities issued by corporations, mortgage and asset-backed securities, municipal obligations, and foreign government, agency and provincial obligations. Investments valued using Level 2 inputs also include certain passive exchange traded funds (“ETFs”) that track U.S. stock indices such as the S&P 500 but are traded on foreign exchanges, which management values using the fund manager’s published NAV to account for the difference in market close times. Fair value estimates for investments that trade infrequently and have few or no observable market prices are classified as Level 3 measurements. Investments valued using Level 3 fair value estimates are based upon unobservable inputs and include investments in certain fixed maturity investments, common equity securities and other long-term investments where quoted market prices are unavailable or are not considered reasonable. Transfers between levels are based on investments held as of the beginning of the period.
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

Other Long-Term Investments
Other long-term investments consist primarily of hedge funds, private equity funds, non-controlling interests in private capital investments and foreign currency forward contracts. See Note 3 — “Investment Securities”. White Mountains has taken the fair value option for most of its other long-term investments. For the investments for which White Mountains has taken the fair value option, changes in fair value are reported in revenues on a pre-tax basis. For those long-term investments for which White Mountains has not made the fair value election, White Mountains accounts for its interests under the equity method.
White Mountains employs a number of procedures to assess the reasonableness of the fair value measurements for its other long-term investments, including obtaining and reviewing periodic and audited annual financial statements of hedge funds and private equity funds as well as discussing each fund’s pricing with the fund manager throughout the year. However, since the fund managers do not provide sufficient information to evaluate the pricing methods and inputs for each underlying investment, White Mountains considers the inputs to be unobservable. The fair value of White Mountains’s investments in hedge funds and private equity funds has generally been determined using the fund manager’s NAV. In the event White Mountains believes that the fair value of a hedge fund or private equity fund differs from the NAV reported by the fund manager due to illiquidity or other factors, White Mountains will adjust the reported NAV to more appropriately represent the fair value of its investment in the hedge fund or private equity fund. As of December 31, 2017 and 2016, White Mountains did not adjust the reported NAV of its investments in hedge funds and private equity funds.

Derivatives
Financial Instruments: White Mountains holds from time to time a variety of derivative financial instruments for risk management purposes. White Mountains recognizes all derivatives as either other assets or other liabilities, aside from the foreign currency forward contracts which are recognized within other long-term investments, measured at fair value, in the consolidated balance sheets. Changes in the fair value of derivative instruments are recognized in current period pre-tax income.

From time to time, White Mountains holds warrants that it has received in the restructuring of certain of its common equity securities and fixed maturity investments. White Mountains accounts for its investments in warrants as derivatives.

Variable Annuity Reinsurance: In 2016, White Mountains completed the run-off of WM Life Re as all of its contracts matured as of June 30, 2016. WM Life Re entered into agreements to reinsure death and living benefit guarantees associated with certain variable annuities in Japan. The accounting for benefit guarantees differs depending on whether or not the guarantee is classified as a derivative or an insurance liability. The liability for guaranteed minimum death benefits was classified as a derivative and measured at fair value. The liability for guaranteed minimum accumulation benefits was classified as an insurance liability, and was measured using assumptions for interest rates, equity markets, foreign exchange rates and market volatilities at the valuation date, as well as annuitant-related actuarial assumptions, including surrender and mortality rates.
WM Life Re entered into derivative contracts that were designed to economically hedge against changes in the fair value of living and death benefit liabilities associated with its variable annuity reinsurance arrangements. All WM Life Re’s derivative financial instruments were recorded as assets or liabilities at fair value on the balance sheet within other assets. These derivative financial instruments did not meet the criteria for hedge accounting treatment, and accordingly, changes in fair value were recognized in the appropriate period as gains or losses in the income statement within other revenues.

Receivables
Receivables consist primarily of premiums receivable from BAM customers for municipal bond insurance policies and advertising fees receivable from publishers and advertisers of MediaAlpha.

Incentive Compensation
White Mountains’s Long-Term Incentive Plan (the “WTM Incentive Plan”) provides for grants of various types of share-based and non-share-based incentive awards to key employees of White Mountains. Non-share based awards are recognized over the related service periods based on management’s best estimate of the amounts at which the awards are expected to be paid. Share-based compensation which is typically settled in cash, such as performance shares or performance units, is classified as a liability-type award. The compensation cost for liability-classified awards is measured initially at the grant date fair value and remeasured each reporting period until settlement. The compensation cost for equity-classified awards expected to be settled in shares, such as options and restricted shares, is measured at the original grant date fair value of the award. The compensation cost for all awards is recognized for the vested portion of the awards over the related service periods. See Note 10 — “Employee Share-Based Incentive Compensation”.

Goodwill and Other Intangible Assets
Goodwill represents the excess of the amount paid to acquire subsidiaries over the fair value of identifiable net assets at the date of acquisition. Other intangible assets consist primarily of trademarks, URL and online names, customer relationships, information technology and insurance licenses.
Goodwill is not amortized, but rather is evaluated for impairment on an annual basis, or whenever indications of potential impairment exist. In the absence of any indications of potential impairment, the evaluation of goodwill is performed during the fourth quarter of each year. White Mountains initially evaluates goodwill using a qualitative approach (step zero) to determine whether it is more likely than not that the fair value of goodwill is greater than its carrying value. If the results of the qualitative evaluation indicate that it is more likely than not that the carrying value of goodwill exceeds its fair value, White Mountains performs the two-step quantitative test for impairment.
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
White Mountains evaluated the recoverability of goodwill and other intangible assets and did not recognize any impairment losses for any of the years ended December 31, 2017, 2016 and 2015. See Note 4 — “Goodwill and Other Intangible Assets”.

Municipal Bond Guarantee Insurance
All of the contracts issued by BAM are accounted for as insurance contracts under ASC 944-605, Financial Guarantee Insurance Contracts. Premiums are generally received upfront and an unearned premium revenue liability, equal to the amount of the premium received, is established at contract inception. Installment premiums are measured at the present value of contractual premiums, discounted at the risk free rate, which is set at the inception of the insurance contract.
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
BAM’s obligation for outstanding contracts consists of the unearned premium reserve and any loss reserves. Loss reserves are recorded only to the extent that the present value of the expected amount of any losses to be paid, net of any expected recoveries, exceeds the associated unearned premium reserve. As of December 31, 2017 and 2016, BAM did not have any loss or LAE reserves.

Revenue Recognition
White Mountains recognizes advertising and publishing fee revenues based on the contractual amount of the fees, adjusted for any amounts expected to be refunded or uncollectible, when it has satisfied its contractual performance obligations, which is generally at the time each transaction is executed. For transactions where MediaAlpha acts as the principal, such as the Buyer and Open exchanges, revenue amounts are reported gross. For transactions where MediaAlpha acts as an agent facilitating transactions between third parties, revenue amounts are reported at the net fee billed.
Agent and commission revenues are measured based on the contractual rates with insurance carriers, net of any amounts expected to be uncollectible and any amounts associated with expected policy cancellations adjustments, and are recognized when contractual performance obligations have been fulfilled.

Cost of Sales
White Mountains’s cost of sales consists primarily of revenue sharing payments to publisher partners and traffic acquisition costs to top tier search engines. Cost of sales are measured based on contract terms and recognized when the related revenue transactions are executed.
Other segment cost of sales consist of salaries and related expenses, professional services and marketing and advertising expenses directly related to sales generation. These expenses are recognized as incurred.

Federal and Foreign Income Taxes
A number of White Mountains’s subsidiaries file consolidated tax returns in the United States. Income earned or losses generated by companies outside the United States are generally subject to an overall effective tax rate lower than that imposed by the United States.
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

Foreign Currency Exchange
The functional currency for White Mountains’s non-U.S. based subsidiaries are measured, in most instances, using functional currencies other than the U.S. dollar. Net foreign exchange gains and losses arising from the translation of functional currencies are generally reported in shareholders’ equity, in accumulated other comprehensive income or loss.
White Mountains also invests in securities denominated in foreign currencies. Assets and liabilities recorded in these foreign currencies are translated into U.S. dollars at exchange rates in effect at the balance sheet date, and revenues and expenses are converted using the weighted average exchange rates for the period.
As of December 31, 2017 and 2016, White Mountains had unrealized foreign currency translation losses of $1.3 million and $1.4 million recorded in accumulated other comprehensive income on its consolidated balance sheet.

Non-controlling Interests
Non-controlling interests consist of the ownership interests of non-controlling shareholders in consolidated subsidiaries, and are presented separately on the balance sheet. The portion of comprehensive income attributable to non-controlling interests is presented net of related income taxes in the statement of operations and comprehensive income. See Note 11 — “Common Shareholders’ Equity and Non-controlling Interests”.

Recently Adopted Changes in Accounting Principles

Stock Compensation
Effective January 1, 2017, White Mountains adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (ASC 718) which is intended to simplify certain aspects of the accounting for share-based compensation, including forfeiture assumptions, net settlement of equity awards for withholding taxes and accounting for excess tax benefits. The new guidance provides an accounting policy election to account for forfeitures by either applying an assumption, as required under existing guidance, or by recognizing forfeitures when they actually occur. The new ASU also permits net settlement of equity awards for withholding taxes up to the maximum statutory rate and requires such amounts to be classified as financing activities in the statement of cash flows. In addition, the new guidance changes the accounting for excess tax benefits and deficiencies by requiring recognition in the income statement, with treatment of the tax effects as discrete items in determining a reporting entity’s effective rate in the period in which exercise or vesting of awards occurs. The new guidance became effective on January 1, 2017 for White Mountains and upon adoption changes were recognized in the statement of cash flows with no other significant effect on the rest of the financial statements.

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

Share-Based Compensation Awards
On January 1, 2016, White Mountains adopted ASU 2014-12, Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (ASC 718). The new guidance requires that a performance target that affects vesting and that can be achieved after the requisite service period be treated as a performance condition. Compensation cost is to be recognized in the period when it becomes probable the performance target will be achieved in an amount equal to the compensation cost attributable to the periods for which service has been rendered. Adoption did not have a significant effect on White Mountains’s financial statements.

Recently Issued Accounting Pronouncements

Revenue Recognition
Effective January 1, 2018, White Mountains plans to adopt ASU 2014-09, Revenue from Contracts with Customers (ASC 606), which modifies the guidance for revenue recognition. Under the new guidance, revenue is recognized at an amount that reflects the consideration to which an entity expects to be entitled once it fulfills its performance obligations under the terms of its contract with the customer. The new guidance does not apply to revenue from insurance contracts, investment income or investments gains and losses. The new guidance is applicable to some of White Mountains’s revenue streams, including agent commissions and other non-insurance revenues. White Mountains does not expect adoption to have any significant effect on its financial statements.

Stock Compensation
In May 2017, the FASB issued ASU 2017-09, Stock Compensation: Scope of Modification Accounting (ASC 718), which narrows the scope of transactions subject to modification accounting to changes in terms of an award that result in a change in the award’s fair value, vesting conditions or classification. The new guidance becomes effective for fiscal years beginning after December 15, 2017. White Mountains does not expect adoption to have any effect on its financial statements.

Premium Amortization on Callable Debt Securities
In March 2017, the FASB issued ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities (ASC 310-20), which changes the amortization period for certain purchased callable debt securities. Under the new guidance, for investments in callable debt securities held at a premium, the premium will be amortized over the period to the earliest call date. The new guidance does not change the amortization period for callable debt securities held at a discount. The new guidance is effective for annual periods beginning after December 15, 2018. White Mountains does not expect adoption to have any effect on its financial statements.

Definition of a Business
In January 2017, the FASB issued ASU 2017-07, Business Combinations: Clarifying the Definition of a Business (ASC 805), which clarifies the definition of a business and affects the determination of whether acquisitions or disposals are accounted for as assets or as a business. Under the new guidance, when substantially all of the fair value of the assets is concentrated in a single identifiable asset or a group of similar identifiable assets, it is not a business. The new guidance is effective for annual and interim periods after December 15, 2017. White Mountains does not expect adoption to have any effect on its financial statements.

Goodwill
In January 2017, the FASB issue ASU 2017-04, Simplifying the Test for Goodwill Impairment (ASC 350), which changes the guidance on goodwill impairment testing. Under the new guidance, the qualitative assessment of the recoverability of goodwill remains the same. However, the second step required under the existing guidance has been eliminated. Goodwill is considered impaired if the carrying value exceeds the estimated fair value. The new guidance is effective for fiscal years beginning after December 15, 2019.

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
The updated guidance in ASU 2016-15 and ASU 2016-18 are both effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. White Mountains does not expect adoption to have any effect on its financial statements.

Credit Losses
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (ASC 326), which establishes new guidance for the recognition of credit losses for financial assets measured at amortized cost. The new ASU requires reporting entities to estimate the credit losses expected over the life of a credit exposure using historical information, current information and reasonable and supportable forecasts that affect the collectability of the financial asset. This differs from current GAAP, which delays recognition until it is probable a loss has been incurred. The new guidance is expected to accelerate recognition of credit losses. The types of assets within the scope of the new guidance include loans and trade receivables such as premium receivables and reinsurance recoverables on paid losses. ASU 2016-13 is effective for annual periods beginning after January 1, 2020, including interim periods. White Mountains measures its portfolio of investment securities at fair value with changes therein recognized through current period earnings and accordingly does not expect adoption to have any effect on its financial statements.

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

Financial Instruments - Recognition and Measurement
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (ASC 825-10). The new ASU modifies the guidance for financial instruments, including investments in equity securities. Under the new guidance, all equity securities with readily determinable fair values are required to be measured at fair value with changes therein recognized through current period earnings. In addition, the new ASU requires a qualitative assessment for equity securities without readily determinable fair values to identify impairment, and for impaired equity securities to be measured at fair value. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. White Mountains measures its portfolio of investment securities at fair value with changes therein recognized through current period earnings and accordingly, does not expect adoption to have any effect on its financial statements.

Note 2. Significant Transactions

Dispositions

OneBeacon
On September 28, 2017, White Mountains received $1.3 billion in cash proceeds from the OneBeacon Transaction and recorded a net gain of $554.6 million, net of transaction costs. As a result of the OneBeacon Transaction, OneBeacon’s results have been reported as discontinued operations within White Mountains’s GAAP financial statements. See Note 19 — “Held for Sale and Discontinued Operations”.

Star & Shield
On March 7, 2017, White Mountains completed its sale of Star & Shield and its investment in SSIE surplus notes to K2 Insurances LLC. White Mountains did not recognize any gain or loss on the sale. Through December 31, 2016, Star & Shield’s assets and liabilities are reported as held for sale within White Mountains’s GAAP financial statements. See Note 19 — “Held for Sale and Discontinued Operations”.

Tranzact
On July 21, 2016, White Mountains completed the sale of Tranzact to an affiliate of Clayton, Dubilier & Rice, LLC and received net proceeds of $221.3 million. In connection with the sale of Tranzact, the purchaser directly repaid $56.3 million for the portion of Tranzact’s debt attributable to White Mountains’s common shareholders. On October 5, 2016, White Mountains received additional proceeds of $1.2 million following the release of the post-closing purchase price adjustment escrow.
White Mountains recorded a $51.9 million gain from the sale of Tranzact in discontinued operations, which included a $30.2 million tax expense for the reversal of a tax valuation allowance that is offset by a tax benefit recorded in continuing operations. See Note 6 — “Income Taxes”. The increase to White Mountains’s book value from the sale of Tranzact was $82.1 million.
The following table presents a reconciliation of the gain reported in discontinued operations to the impact to White Mountains’s book value:

Millions	Year ended December 31, 2016
Gain from sale of Tranzact reported in discontinued operations	$51.9
Add back reclassification from continuing operations for the release of a tax valuation allowance	30.2
Increase to White Mountains’s book value from sale of Tranzact	$82.1

Through July 21, 2016, Tranzact’s results of operations are reported as discontinued operations and assets and liabilities held for sale within White Mountains’s GAAP financial statements. See Note 19 — “Held for Sale and Discontinued Operations”.
During 2017, White Mountains recorded a $3.2 million increase to the gain from sale of Tranzact in discontinued operations as a result of a change in state tax expense.

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
During 2017, White Mountains recorded a $0.7 million reduction to the gain from sale of Sirius Group as a result of a change to the valuation of the accrued incentive compensation payable to Sirius Group employees.
Through April 18, 2016, Sirius Group’s results are reported as discontinued operations and assets and liabilities held for sale within White Mountains’s GAAP financial statements.
The transactions to purchase the shares of OneBeacon and the other investments held by Sirius Group prior to the closing are presented in the statement of cash flows as net settlement of investment cash flows within discontinued operations. See Note 19 — “Held for Sale and Discontinued Operations”.

Acquisitions

The following acquisitions are included in White Mountains’s consolidated financial statements from the date of acquisition. The assets acquired and liabilities assumed have been measured at their acquisition date fair values.

Buzzmove
On August 4, 2016, White Mountains acquired a 70.9% ownership share in Buzzmove for a purchase price of British Pound Sterling (“GBP”) 6.1 million (approximately $8.1 million based upon the foreign exchange spot rate at the date of acquisition). White Mountains recognized total assets acquired related to Buzzmove of $11.5 million, including $7.6 million of goodwill and $1.1 million of other intangible assets, and total liabilities assumed of $0.1 million, reflecting acquisition date fair values.
On August 1, 2017, White Mountains acquired 37,409 newly-issued preferred shares of Buzzmove for GBP 4.0 million (approximately $5.0 million based upon the foreign exchange spot rate at the date of acquisition) and 5,808 common shares from the company founders for GBP 0.5 million (approximately $0.7 million based upon the spot rate at the date of acquisition). White Mountains’s ownership share in Buzzmove as of December 31, 2017 was 77.1%.

MediaAlpha
On January 15, 2016, MediaAlpha acquired certain assets from Oversee.net for an aggregate purchase price of $3.9 million. The majority of assets acquired, which are included in other intangible assets, consists of customer relationships, a customer contract, a non-compete agreement from the seller, domain names and technology.
On October 5, 2017, MediaAlpha acquired certain assets associated with the Health, Life and Medicare insurance business of Healthplans.com for an aggregate purchase price of $28.0 million. The majority of assets acquired, which are included in other intangible assets, consists of customer relationships, a non-compete agreement from the seller and domain names. See Note 4 — “Goodwill and Other Intangibles Assets”.
On October 5, 2017, White Mountains acquired 131,579 newly-issued Class A common units of MediaAlpha for $12.5 million. As of December 31, 2017 and 2016, White Mountains’s ownership share in MediaAlpha was 64.4% and 60.0%.

Note 3. Investments Securities

White Mountains’s portfolio of investment securities held for general investment purposes consists of fixed maturity investments, short-term investments, common equity securities and other long-term investments, which are all classified as trading securities. Trading securities are reported at fair value as of the balance sheet date.  Net realized and unrealized investment gains (losses) on trading securities are reported in pre-tax revenues.
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
Realized investment gains (losses) resulting from sales of investment securities are accounted for using the specific identification method. Premiums and discounts on all fixed maturity investments are amortized or accreted to income over the anticipated life of the investment. Short-term investments consist of interest-bearing money market funds, certificates of deposit and other securities, which at the time of purchase, mature or become available for use within one year.  Short-term investments are carried at amortized or accreted cost, which approximated fair value as of December 31, 2017 and 2016.
Other long-term investments consist primarily of hedge funds, private equity funds, non-controlling interests in private capital investments and foreign currency forward contracts.

Net Investment Income

White Mountains’s net investment income is comprised primarily of interest income associated with White Mountains’s fixed maturity investments and short-term investments and dividend income from its common equity securities and other long-term investments.
The following table presents pre-tax net investment income for 2017, 2016 and 2015:

	Year Ended December 31,
Millions	2017	2016	2015
Investment income:
Fixed maturity investments	$44.9	$28.5	$8.9
Short-term investments	1.8	.9	—
Common equity securities	10.6	4.0	4.0
Other long-term investments	1.2	1.1	2.4
Total investment income	58.5	34.5	15.3
Third-party investment expenses	(2.5)	(2.4)	(4.4)
Net investment income, pre-tax	$56.0	$32.1	$10.9

Net Realized and Unrealized Investment Gains (Losses)

The following table presents net realized and unrealized investment gains (losses) for 2017, 2016, and 2015:

	Year Ended December 31,
Millions	2017	2016	2015
Net realized investment gains, pre-tax	$24.1	$270.0	$30.0
Net unrealized investment gains (losses), pre-tax	109.2	(297.4)	230.5
Net realized and unrealized investment gains (losses), pre-tax	133.3	(27.4)	260.5
Income tax (expense) benefit attributable to net realized and unrealized investment gains (losses)	(12.9)	2.7	(47.7)
Net realized and unrealized investment gains (losses), after-tax	$120.4	$(24.7)	$212.8

Net Realized Investment Gains (Losses)
The following tables present net realized investment gains (losses) for 2017, 2016 and 2015:

	Year Ended December 31, 2017
Millions	Net realized (losses) gains	Net foreign exchange gains (losses)	Total net realized gains (losses) reflected in earnings
Fixed maturity investments	$(1.6)	$4.1	$2.5
Short-term investments	(.3)	—	(.3)
Common equity securities	18.1	6.0	24.1
Other long-term investments	19.1	(21.3)	(2.2)
Net realized investment gains (losses), pre-tax	35.3	(11.2)	24.1
Income tax expense attributable to net realized investment gains (losses)	(8.9)	—	(8.9)
Net realized investment gains (losses), after-tax	$26.4	$(11.2)	$15.2

	Year Ended December 31, 2016
Millions	Net realized (losses) gains	Net foreign exchange gains	Total net realized (losses) gains reflected in earnings
Fixed maturity investments	$(1.9)	$.3	$(1.6)
Short-term investments	.4	—	.4
Common equity securities	268.5	—	268.5
Other long-term investments	2.7	—	2.7
Net realized investment gains, pre-tax	269.7	.3	270.0
Income tax expense attributable to net realized investment gains	(45.6)	—	(45.6)
Net realized investment gains, after-tax	$224.1	$.3	$224.4

	Year Ended December 31, 2015
Millions	Net realized (losses) gains	Net foreign exchange gains	Total net realized (losses) gains reflected in earnings
Fixed maturity investments	$(.2)	$—	$(.2)
Common equity securities	31.0	—	31.0
Other long-term investments	(.8)	—	(.8)
Net realized investment gains, pre-tax	30.0	—	30.0
Income tax expense attributable to net realized investment gains	(6.4)	—	(6.4)
Net realized investment gains, after-tax	$23.6	$—	$23.6

Net Unrealized Investment Gains (Losses)
The following tables present net unrealized investment gains (losses) and changes in the carrying value of investments measured at fair value for the years ended 2017, 2016 and 2015:

	Year Ended December 31, 2017
Millions	Net unrealized gains (losses)	Net foreign exchange gains (losses)	Total net unrealized gains (losses) reflected in earnings
Fixed maturity investments	$13.8	$12.7	$26.5
Common equity securities	99.3	—	99.3
Other long-term investments	(15.6)	(1.0)	(16.6)
Net unrealized investment gains, pre-tax	97.5	11.7	109.2
Income tax expense attributable to net unrealized investment gains	(4.0)	—	(4.0)
Net unrealized investment gains, after-tax	$93.5	$11.7	$105.2

	Year Ended December 31, 2016
Millions	Net unrealized losses	Net foreign exchange gains (losses)	Total net unrealized losses reflected in earnings
Fixed maturity investments	$(14.6)	$2.1	$(12.5)
Common equity securities	(257.4)	(3.3)	(260.7)
Other long-term investments	(22.7)	(1.5)	(24.2)
Net unrealized investment losses, pre-tax	(294.7)	(2.7)	(297.4)
Income tax benefit attributable to net unrealized investment losses	48.3	—	48.3
Net unrealized investment losses, after-tax	$(246.4)	$(2.7)	$(249.1)

	Year Ended December 31, 2015
Millions	Net unrealized gains (losses)	Net foreign exchange losses	Total net unrealized gains (losses) reflected in earnings
Fixed maturity investments	$.1	$—	$.1
Common equity securities	240.8	(3.9)	236.9
Other long-term investments	(5.4)	(1.1)	(6.5)
Net unrealized investment gains (losses), pre-tax	235.5	(5.0)	230.5
Income tax expense attributable to net unrealized investment gains	(41.3)	—	(41.3)
Net unrealized investment gains (losses), after-tax	$194.2	$(5.0)	$189.2

White Mountains recognized gross realized investment gains of $61.5 million, $283.7 million and $48.7 million and gross realized investment losses of $37.4 million, $13.7 million and $18.6 million on sales of investment securities during 2017, 2016 and 2015.
The following table presents total gains (losses) included in earnings attributable to unrealized investment gains (losses) for Level 3 investments for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
Millions	2017	2016	2015
Fixed maturity investments	$—	$.1	$—
Common equity securities	—	—	(9.0)
Other long-term investments	(15.4)	(14.3)	0.9
Total net unrealized investment losses, pre-tax - Level 3 investments	$(15.4)	$(14.2)	$(8.1)

The following table presents the components of White Mountains’s net realized and unrealized investment gains (losses), after-tax, as recorded on the statements of operations and comprehensive income:

	Year Ended December 31,
Millions	2017	2016	2015
Net change in pre-tax unrealized investment losses on investments in unconsolidated affiliates	$—	$—	$(39.2)
Income tax benefit	—	—	2.9
Net change in unrealized investment losses on investments in unconsolidated affiliates, after-tax	—	—	(36.3)
Reversal of accumulated other comprehensive income related to change in accounting for the investment in Symetra	—	—	1.4
Total investment losses through accumulated other comprehensive income	—	—	(34.9)
Net realized and unrealized investment gains (losses), after-tax	120.4	(24.7)	212.8
Total investment gains (losses) recorded during the period, after-tax	$120.4	$(24.7)	$177.9

Investment Holdings

The following tables present the cost or amortized cost, gross unrealized investment gains (losses), net foreign currency gains, and carrying values of White Mountains’s fixed maturity investments as of December 31, 2017 and 2016.

	December 31, 2017
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
U.S. Government and agency obligations	$297.8	$—	$(1.3)	$—	$296.5
Debt securities issued by corporations	867.6	2.9	(4.3)	14.7	880.9
Mortgage and asset-backed securities	697.2	1.6	(4.1)	—	694.7
Municipal obligations	252.0	3.7	(.8)	—	254.9
Foreign government, agency and provincial obligations	2.6	—	—	.1	2.7
Total fixed maturity investments	$2,117.2	$8.2	$(10.5)	$14.8	$2,129.7

	December 31, 2016
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
U.S. Government and agency obligations	$112.1	$—	$(1.1)	$—	$111.0
Debt securities issued by corporations	752.0	2.3	(10.1)	2.1	746.3
Mortgage and asset-backed securities	986.9	.8	(7.9)	—	979.8
Municipal obligations	238.7	1.1	(1.3)	—	238.5
Foreign government, agency and provincial obligations	12.0	.1	—	—	12.1
Total fixed maturity investments	$2,101.7	$4.3	$(20.4)	$2.1	$2,087.7
Less: Fixed maturity investments reclassified to assets held for sale related to SSIE					6.6
Total fixed maturity investments					$2,081.1

The weighted average duration of White Mountains’s fixed income portfolio was approximately 3.4 years when including short-term investments and approximately 3.7 years when excluding short-term investments as of December 31, 2017.
The following table presents the cost or amortized cost and carrying value of White Mountains’s fixed maturity investments by contractual maturity as of December 31, 2017. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	December 31, 2017
Millions	Cost or amortized cost	Carrying value
Due in one year or less	$109.0	$108.8
Due after one year through five years	663.0	660.9
Due after five years through ten years	464.9	472.0
Due after ten years	183.1	193.3
Mortgage and asset-backed securities	697.2	694.7
Total	$2,117.2	$2,129.7

The following tables present the cost or amortized cost, gross unrealized investment gains (losses), net foreign currency losses, and carrying values of White Mountains’s common equity securities and other long-term investments as of December 31, 2017 and 2016:

	December 31, 2017
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency losses	Carrying value
Common equity securities	$739.7	$129.4	$(3.0)	$—	$866.1
Other long-term investments	$246.6	$6.8	$(39.7)	$(4.9)	$208.8

	December 31, 2016
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency losses	Carrying value
Common equity securities	$258.6	$29.0	$(2.0)	$—	$285.6
Other long-term investments	$194.0	$7.9	$(25.2)	$(3.9)	$172.8

Proceeds from the sales and maturities of investments, excluding short-term investments, totaled $2.8 billion, $3.7 billion and $0.8 billion for the years ended December 31, 2017, 2016 and 2015.

Investments Held on Deposit or as Collateral

As of December 31, 2017 and 2016, investments of $204.6 million and $161.7 million, were held in trusts required to be maintained in relation to HG Global’s reinsurance agreements with BAM. White Mountains’s insurance subsidiaries are required to maintain deposits with certain insurance regulatory agencies in order to maintain their insurance licenses. The fair value of such deposits, which represent BAM’s state deposits and are included within the investment portfolio, totaled $6.0 million as of December 31, 2017 and 2016.

Fair Value Measurements as of December 31, 2017
Fair value measurements are categorized into a hierarchy that distinguishes between inputs based on market data from independent sources (observable inputs) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (unobservable inputs). Quoted prices in active markets for identical assets or liabilities have the highest priority (Level 1), followed by observable inputs other than quoted prices, including prices for similar but not identical assets or liabilities (Level 2) and unobservable inputs, including the reporting entity’s estimates of the assumptions that market participants would use, having the lowest priority (Level 3). As of December 31, 2017 and 2016, White Mountains used quoted market prices or other observable inputs to determine fair value for approximately 94% of the investment portfolio. See Note 1 — “Basis of Presentation and Significant Accounting Policies - Significant Accounting Policies - Investment Securities”.

Fair Value Measurements by Level
The following tables present White Mountains’s fair value measurements for investments as of December 31, 2017 and 2016 by level. The major security types were based on the legal form of the securities. White Mountains has disaggregated its fixed maturity investments based on the issuing entity type, which impacts credit quality, with debt securities issued by U.S. government entities carrying minimal credit risk, while the credit and other risks associated with other issuers, such as corporations, foreign governments, municipalities or entities issuing mortgage and asset-backed securities vary depending on the nature of the issuing entity type. White Mountains further disaggregates debt securities issued by corporations and common equity securities by industry sector because investors often reference commonly used benchmarks and their subsectors to monitor risk and performance. Accordingly, White Mountains has further disaggregated these asset classes into subclasses based on the similar sectors and industry classifications it uses to evaluate investment risk and performance against commonly used benchmarks, such as the Bloomberg Barclays U.S. Intermediate Aggregate and S&P 500 indices. The fair value measurements for derivative assets associated with White Mountains’s variable annuity business are presented in See Note 7 — “Derivatives — Variable Annuity Reinsurance”.

	December 31, 2017
Millions	Fair Value	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. Government and agency obligations	$296.5	$296.5	$—	$—
Debt securities issued by corporations:
Consumer	185.1	—	185.1	—
Communications	127.8	—	127.8	—
Financials	114.8	—	114.8
Utilities	108.9	—	108.9	—
Materials	95.5	—	95.5	—
Health Care	94.3	—	94.3	—
Technology	80.5	—	80.5	—
Energy	48.1	—	48.1	—
Industrial	25.9	—	25.9	—
Total debt securities issued by corporations:	880.9	—	880.9	—

Mortgage and asset-backed securities	694.7	—	694.7	—
Municipal obligations	254.9	—	254.9	—
Foreign government, agency and provincial obligations	2.7	—	2.7	—
Total fixed maturity investments	2,129.7	296.5	1,833.2	—

Short-term investments (1)	176.1	151.0	25.1	—

Common equity securities:

Exchange traded funds (2)	569.7	508.1	61.6	—
Health Care	17.1	17.1	—	—
Financials	16.3	16.3	—	—
Technology	15.1	15.1	—	—
Industrial	11.9	11.9	—	—
Communications	10.9	10.9	—	—
Consumer	10.7	10.7	—	—
Energy	3.8	3.8	—	—
Other (3)	210.6	—	210.6	—
Total common equity securities	866.1	593.9	272.2	—
Other long-term investments (4)(5)	87.2	—	—	87.2
Total investments	$3,259.1	$1,041.4	$2,130.5	$87.2
(1) Short-term investments are measured at amortized cost, which approximates fair value.
(2) ETFs traded on foreign exchanges are priced using the fund's published NAV to account for the difference in market close times and are therefore designated a level 2 measurement.
(3) Consists of two investments in unit trusts that primarily invest in international equities
(4) Excludes carrying value of $(3.7) related to foreign currency forward contracts.
(5) Excludes carrying value of $125.3 associated with a hedge fund and private equity funds for which fair value is measured at NAV using the practical expedient.

	December 31, 2016
Millions	Fair Value	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. Government and agency obligations	$111.0	$101.5	$9.5	$—
Debt securities issued by corporations:
Consumer	190.8	—	190.8	—
Utilities	140.8	—	140.8	—
Health Care	114.9	—	114.9	—
Financials	79.7	—	79.7	—
Communications	72.0	—	72.0	—
Materials	65.0	—	65.0	—
Technology	48.8	—	48.8	—
Industrial	28.2	—	28.2	—
Energy	6.1	—	6.1	—
Total debt securities issued by corporations:	746.3	—	746.3	—

Mortgage and asset-backed securities	979.8	—	979.8	—
Municipal obligations	238.5	—	238.5	—
Foreign government, agency and provincial obligations	12.1	—	12.1	—
Total fixed maturity investments (1)	2,087.7	101.5	1,986.2	—

Short-term investments (1)(2)	175.0	162.3	12.7	—

Common equity securities:
Exchange traded funds (3)	157.2	129.4	27.8	—
Health Care	13.9	13.9	—	—
Consumer	8.6	8.6	—	—
Financials	7.7	7.7	—	—
Technology	7.3	7.3	—	—
Communications	7.0	7.0	—	—
Energy	2.5	2.5	—	—
Industrial	1.5	1.5	—	—
Other (4)	79.9	—	79.9	—
Total common equity securities	285.6	177.9	107.7	—
Other long-term investments (5)(6)	91.4	—	—	91.4
Total investments (1)	$2,639.7	$441.7	$2,106.6	$91.4
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
(4) Consists of an investment in a unit trust that primarily invests in international equities.
(5) Excludes carrying value of $(1.2) related to foreign currency forward contracts.
(6) Excludes carrying value of $82.6 associated with hedge funds and private equity funds for which fair value is measured at NAV using the practical expedient.

Debt Securities Issued by Corporations

The following table presents the ratings of debt securities issued by corporations held in White Mountains’s investment portfolio as of December 31, 2017 and 2016:

	Fair Value at December 31,
Millions	2017	2016
AAA	$1.6	$—
AA	42.6	37.3
A	192.5	212.8
BBB	465.2	335.6
BB	161.7	143.2
B	17.3	17.4
Debt securities issued by corporations (1)(2)	$880.9	$746.3

(1)	Credit ratings are assigned based on the following hierarchy: (1) Standard & Poor’s Financial Services LLC (“Standard & Poor's”) and (2) Moody's Investor Service, Inc. (“Moody’s”).
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
White Mountains considers sub-prime mortgage-backed securities as those that have underlying loan pools that exhibit weak credit characteristics, or those that are issued from dedicated sub-prime shelves or dedicated second-lien shelf registrations (i.e., White Mountains considers investments backed primarily by second-liens to be sub-prime risks regardless of credit scores or other metrics). White Mountains did not hold any RMBS categorized as sub-prime as of December 31, 2017.
White Mountains considers mortgage-backed securities as “non-prime” (also called “Alt A” or “A-”) if they are backed by collateral that has overall credit quality between prime and sub-prime based on White Mountains’s review of the characteristics of their underlying mortgage loan pools, such as credit scores and financial ratios. As of December 31, 2017, White Mountains did not hold any RMBS classified as non-prime.
The following table presents the carrying value of White Mountains’s mortgage and asset-backed securities as of December 31, 2017 and 2016:

	December 31, 2017			December 31, 2016
Millions	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
Mortgage-backed securities:
Agency:
GNMA	$46.3	$46.3	$—	$70.3	$70.3	$—
FNMA	84.5	84.5	—	235.5	235.5	—
FHLMC	62.0	62.0	—	59.5	59.5	—
Total Agency (1)	192.8	192.8	—	365.3	365.3	—
Non-agency:
Residential	—	—	—	70.3	70.3	—
Commercial	70.5	70.5	—	3.9	3.9	—
Total Non-agency	70.5	70.5	—	74.2	74.2	—

Total mortgage-backed securities	263.3	263.3	—	439.5	439.5	—
Other asset-backed securities:
Credit card receivables	206.0	206.0	—	214.2	214.2	—
Vehicle receivables	142.4	142.4	—	205.9	205.9	—
Other	83.0	83.0	—	120.2	120.2	—
Total other asset-backed securities	431.4	431.4	—	540.3	540.3	—
Total mortgage and asset-backed securities	$694.7	$694.7	$—	$979.8	$979.8	$—

(1)
Represents publicly traded mortgage-backed securities which carry the full faith and credit guaranty of the U.S. government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

Non-agency Commercial Mortgage-backed Securities
White Mountains’s non-agency CMBS portfolio is generally moderate-term and structurally senior and benefits from more than 35 points of subordination on average for both fixed rate and floating rate securities as of December 31, 2017.  In general, subordination represents the percentage principal loss on the underlying collateral that would have to be absorbed by other securities lower in the capital structure before the more senior security incurs a loss.  As of December 31, 2017, none of the underlying loans of the non-agency CMBS held by White Mountains were reported as non-performing.
The following table presents the amount of fixed and floating rate securities and their tranche levels of White Mountains’s non-agency CMBS securities as of December 31, 2017:

Millions	Fair Value	Super Senior (1)	Senior (2)	Subordinate (3)
Fixed rate CMBS	$35.1	$—	$27.5	$7.6
Floating rate CMBS	35.4	—	—	35.4
Total	$70.5	$—	$27.5	$43.0

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

(3)	At issuance, Subordinate were not rated “AAA” by Standard & Poor’s, “Aaa” by Moody’s or “AAA” by Fitch and were junior to “AAA” or “Aaa” bonds.

The following table presents the security issuance years of White Mountains’s investments in non-agency CMBS as of December 31, 2017:

		Security Issuance Year
Millions	Fair Value	2017	2016
Non-agency CMBS	$70.5	$67.0	$3.5

Other Long-Term Investments

The following table presents the carrying values of White Mountains’s other long-term investments as of December 31, 2017 and 2016:

	Carrying Value at December 31,
Millions	2017	2016
Hedge funds and private equity funds, at fair value	$125.3	$82.6
Private equity securities, at fair value (1)(2)(3)	83.2	88.2
Foreign currency forward contracts	(3.7)	(1.2)
Other	4.0	3.2
Total other long-term investments	$208.8	$172.8
(1) See Fair Value Measurements by Level table.
(2) Includes non-controlling interests in common equity securities, limited liability companies and private convertible preferred securities.
(3) White Mountains holds a 20% ownership interest in OneTitle Holdings LLC (“OneTitle”) and has provided a $10.0 million surplus note facility under which OneTitle’s wholly-owned insurance subsidiary, OneTitle National Guaranty Company, Inc. may draw funds under certain circumstances. At December 31, 2017, no funds had been drawn on the surplus note facility.

Hedge Funds and Private Equity Funds
White Mountains invests in hedge funds and private equity funds, which are included in other long-term investments. The fair value of these investments is generally estimated using the NAV of the funds. As of December 31, 2017, White Mountains held investments in one hedge fund and ten private equity funds.  The largest investment in a single fund was $54.9 million as of December 31, 2017 and $21.5 million as of December 31, 2016.
The following table presents investments in hedge funds and private equity funds by investment objective and sector as of December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
Millions	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Hedge funds
Long/short banks and financial	$54.9	$—	$21.5	$—
Long/short equity REIT	—	—	19.9	—
Total hedge funds	54.9	—	41.4	—

Private equity funds
Manufacturing/Industrial	43.3	10.4	19.4	22.9
Aerospace/Defense/Government	15.8	12.9	19.4	25.9
Direct lending	7.1	23.1	1.4	28.6
Financial Services	4.2	11.7	1.0	5.0
Insurance	—	41.2	—	41.2
Total private equity funds	70.4	99.3	41.2	123.6
Total hedge and private equity funds included in other long-term investments	$125.3	$99.3	$82.6	$123.6

Redemption of investments in certain hedge funds is subject to restrictions including lock-up periods where no redemptions or withdrawals are allowed, restrictions on redemption frequency and advance notice periods for redemptions. Amounts requested for redemptions remain subject to market fluctuations until the redemption effective date, which generally falls at the end of the defined redemption period. As of December 31, 2017, White Mountains held one active hedge fund with a fair value of $54.9 million. The hedge fund is subject to a lock-up period that expires on September 1, 2018, with a semi-annual restriction on redemption frequency and an advance notice period requirement of not less than 45 days.
White Mountains redeemed its one investment in a long/short equity REIT hedge fund having a fair value of $20.8 million as of December 31, 2017. The bulk of the redemption proceeds were received early in the first quarter of 2018 with the balance expected in the second quarter of 2018.
Investments in private equity funds are generally subject to a lock-up period during which investors may not request a redemption. Distributions prior to the expected termination date of the fund may be limited to dividends or proceeds arising from the liquidation of the fund’s underlying investments. In addition, certain private equity funds provide an option to extend the lock-up period at either, the sole discretion of the fund manager or upon agreement between the fund and its investors.
The following table presents investments in private equity funds that were subject to lock-up periods as of December 31, 2017:

Millions	1 – 3 years	3 – 5 years	5 – 10 years	>10 years	Total
Private Equity Funds — expected lock-up period remaining	$4.7	$5.6	$32.9	$27.2	$70.4

Rollforward of Fair Value Measurements by Level

White Mountains uses quoted market prices where available as the inputs to estimate fair value for its investments in active markets. Such measurements are considered to be either Level 1 or Level 2 measurements, depending on whether the quoted market price inputs are for identical securities (Level 1) or similar securities (Level 2). Level 3 measurements for fixed maturity investments, common equity securities and other long-term investments as of December 31, 2017 and 2016 consist of securities for which the estimated fair value has not been determined based upon quoted market price inputs for identical or similar securities.
The following tables present the changes in White Mountains’s fair value measurements by level for the years ended December 31, 2017 and 2016:

			Level 3 Investments		Hedge Funds and Private Equity Funds measured at NAV (3)
Millions	Level 1 Investments	Level 2 Investments	Fixed maturity investments	Other long-term investments		Total
Balance at January 1, 2017	$279.5	$2,093.8	$—	$91.4	$82.6	$2,547.3	(1)(2)(5)
Net realized and unrealized gains (losses)	82.7	69.6	—	(15.3)	20.4	157.4	(4)
Amortization/Accretion	—	(9.1)	—	—	—	(9.1)
Purchases	1,209.3	2,007.9	31.2	13.1	71.0	3,332.5
Sales	(681.1)	(2,070.3)	(12.5)	(2.0)	(48.7)	(2,814.6)
Deconsolidation of SSIE	—	(5.2)	—	—	—	(5.2)
Transfers in	—	18.7	—	—	—	18.7
Transfers out	—	—	(18.7)	—	—	(18.7)
Balance at December 31, 2017	$890.4	$2,105.4	$—	$87.2	$125.3	$3,208.3	(1)(2)

(1)	Excludes carrying value of $(3.7) and $(1.2) as of December 31, 2017 and January 1, 2017 associated with foreign currency forward contracts.

(2)	Excludes carrying value of $176.1 and $175.0 as of December 31, 2017 and January 1, 2017 classified as short-term investments, of which $0.1 is classified as held for sale at January 1, 2017.

(3)	Investments for which fair value is measured at NAV using the practical expedient are no longer classified within the fair value hierarchy. See Note 1 — “Summary of Significant Accounting Policies”.
(4) Excludes realized and unrealized losses associated with foreign currency forward contracts and short-term investments of $23.8 and $0.3 for the year ended December 31, 2017.

(5)	Includes carrying value of $6.6 of fixed maturity investments at January 1, 2017 that is classified as assets held for sale related to SSIE.

			Level 3 Investments		Hedge Funds and Private Equity Funds measured at NAV (3)
Millions	Level 1 Investments	Level 2 Investments	Fixed maturity investments	Other long-term investments		Total
Balance at January 1, 2016	$789.0	$585.6	$—	$103.6	$65.3	$1,543.5	(1)(2)
Net realized and unrealized gains (losses)	2.0	(8.0)	.1	(14.3)	(6.0)	(26.2)	(4)
Amortization/Accretion	.1	(6.2)	—	—	—	(6.1)
Purchases	1,746.9	2,868.8	69.9	2.2	40.5	4,728.3
Sales	(2,258.5)	(1,416.4)	—	(.1)	(17.2)	(3,692.2)
Transfers in	—	70.0	—	—	—	70.0
Transfers out	—	—	(70.0)	—	—	(70.0)
Balance at December 31, 2016	$279.5	$2,093.8	$—	$91.4	$82.6	$2,547.3	(1)(2)(5)

(1)
Excludes carrying value of $175.0 and $142.0 as of December 31, 2016 and January 1, 2016 classified as short-term investments of which $0.1 and $0.1 is classified as held for sale at December 31, 2016 and January 1, 2016.

(2) Includes carrying value of $9.5 and $6.6 of fixed maturity investments at January 1, 2016 and December 31, 2016 that is classified as assets held for sale related to SSIE.

(3)	Investments for which fair value is measured at NAV using the practical expedient are no longer classified within the fair value hierarchy. See Note 1 — “Summary of Significant Accounting Policies”.
(4) Excludes realized and unrealized losses associated with foreign currency forward contracts of $1.2 for the year ended December 31, 2016.

(5)	Excludes carrying value of $(1.2) as of December 31, 2016 associated with foreign currency forward contracts.

Fair Value Measurements — Transfers Between Levels - For Years Ended December 31, 2017 and 2016
Transfers between levels are recorded using the fair value measurement as of the end of the quarterly period in which the event or change in circumstance giving rise to the transfer occurred.
During 2017, three fixed maturity investments classified as Level 3 measurements in the prior period were transferred to Level 2 measurements because quoted market prices for similar securities that were considered reliable and could be validated against an alternative source were available at December 31, 2017.  These measurements comprise “Transfers out” of Level 3 and “Transfers in” to Level 2 of $18.7 million for the period ended December 31, 2017.
During 2016, three fixed maturity investments classified as Level 3 measurements in the prior period were transferred to Level 2 measurements.  These investments comprise the “Transfers out” of Level 3 and “Transfers in” to Level 2 of $70.0 million for the period ended December 31, 2016.

Significant Unobservable Inputs

The following tables present significant unobservable inputs used in estimating the fair value of investment securities, other than hedge funds and private equity funds, classified within Level 3 as of December 31, 2017 and 2016. The fair value of investments in hedge funds and private equity funds are generally estimated using the NAV of the funds.

$ in millions, except share price	December 31, 2017
Description	Valuation Technique(s)	Fair Value (1)	Unobservable Input
Private equity security	Share price of most recent transaction	$21.0	Share price	-	$1.00
Private equity security	Discounted cash flow	$22.1	Implied share price	-	$.68
Private equity security	Share price of most recent transaction	$3.6	Share price	-	$2.52
Private convertible preferred security	Multiple of EBITDA	$0.6	EBITDA multiple	-	6.00
Private convertible preferred security	Discounted cash flow	$14.5	Implied share price	-	$2.06
Private equity security	Discounted cash flow/ Option pricing method	$11.3	Discount rate		21.0%
			Time until expiration	-	4 years
		Volatility/Standard deviation		-	50.0%
		Risk free rate		-	1.77%
(1) Includes the net unrealized investment gains (losses) associated with foreign currency; foreign currency effects based on observable inputs.

$ in millions, except share price	December 31, 2016
Description	Valuation Technique(s)	Fair Value(1)	Unobservable Input
Private equity security	Share price of most recent transaction	$21.0	Share price	-	$1.00
Private equity security	Discounted cash flow	$22.1	Implied share price	-	$.68
Private equity security	Share price of most recent transaction	$3.2	Share price	-	$2.52
Private convertible preferred security	Multiple of EBITDA	$3.6	EBITDA multiple	-	6.00
Private convertible preferred security	Share price of most recent transaction	$27.0	Share price	-	$3.83
Private equity security	Discounted cash flow/ Option pricing method	$9.3	Discount rate		21.0%
			Time until expiration	-	4 years
		Volatility/Standard deviation		-	50.0%
		Risk free rate		-	1.00%
(1) Includes the net unrealized investment gains (losses) associated with foreign currency; foreign currency effects based on observable inputs.

Note 4. Goodwill and Other Intangible Assets

White Mountains has recognized goodwill and other intangible assets at the acquisition date fair values in connection with its purchases of subsidiaries.
The following table presents the economic lives, acquisition date values, accumulated amortization and net carrying values for other intangible assets and goodwill, by company:

$ in millions	Weighted Average Economic life (in years)	December 31, 2017			December 31, 2016
		Acquisition date fair value	Accumulated amortization	Net carrying value	Acquisition date fair value	Accumulated amortization	Net carrying value
Goodwill:
MediaAlpha	N/A	$18.3	$—	$18.3	$18.3	$—	$18.3
Buzzmove	N/A	7.6	—	7.6	7.6	—	7.6
Total goodwill		25.9	—	25.9	25.9	—	25.9

Other intangible assets:
MediaAlpha
Customer relationships	8	36.6	10.2	26.4	10.0	6.2	3.8
Information technology	5	33.3	24.3	9.0	32.4	17.9	14.5
Subtotal		69.9	34.5	35.4	42.4	24.1	18.3

Buzzmove
Trademark	7.6		.1	.5	.6	.1	.5
Information technology	5.5		.2	.3	.5	—	.5
Subtotal		1.1	.3	.8	1.1	.1	1.0

Total other intangible assets		71.0	34.8	36.2	43.5	24.2	19.3
Total goodwill and other intangible assets		$96.9	$34.8	$62.1	$69.4	$24.2	$45.2

The goodwill recognized for the above acquisitions is attributed to expected future cash flows. The acquisition date fair values of other intangible assets with finite lives are estimated using income approach techniques, which use future expected cash flows to develop a discounted present value amount.
The multi-period-excess-earnings method estimates fair value using the present value of the incremental after-tax cash flows attributable solely to the other intangible asset over its remaining life. This approach was used to estimate the fair value of other intangible assets associated with trademarks, brand names, customer relationships and contracts and information technology.
The relief-from-royalty method was used to estimate fair value for other intangible assets that relate to rights that could be obtained via a license from a third-party owner. Under this method, the fair value is estimated using the present value of license fees avoided by owning rather than leasing the asset. This technique was used to estimate the fair value of domain names.
The with-or-without method estimates the fair value of an other intangible asset that provides an incremental benefit. Under this method, the fair value of the other intangible asset is calculated by comparing the value of the entity with and without the other intangible asset. This approach was used to estimate the fair value of favorable lease terms.

The following table presents goodwill and other intangible assets as of December 31, 2017 and December 31, 2016:

Millions	December 31, 2017	December 31, 2016
Goodwill:
MediaAlpha	$18.3	$18.3
Buzzmove	7.6	7.6
Total goodwill	25.9	25.9

Other intangible assets:
MediaAlpha	35.4	18.3
Buzzmove	.8	1.0
Total other intangible assets	36.2	19.3
Total goodwill and other intangible assets	62.1	45.2
Goodwill and other intangible assets held for sale	—	1.2
Goodwill and other intangible assets attributed to non-controlling interests	(21.1)	(17.1)
Goodwill and other intangible assets included in White Mountains’s common shareholders' equity	$41.0	$29.3

The following table presents the change in goodwill and other intangible assets:

	December 31,
	2017		2016
Millions	Goodwill	Other intangible assets	Goodwill	Other intangible assets
Beginning balance	$25.9	$19.3	$18.6	$26.9
Add: Star & Shield amounts held for sale at beginning of the period (1)	—	—	—	.4
Acquisitions of businesses and asset groups (2)		27.6	7.6	5.0
Wobi write-off	—	—	(.3)	(2.5)
Amortization, including foreign currency translation	—	(10.7)	—	(10.5)
Ending balance	$25.9	$36.2	$25.9	$19.3
(1) See Note 19 — “Held for Sale and Discontinued Operations”.
(2) During 2017, amounts include certain assets associated with the Health, Life and Medicare insurance business of Healthplans.com for an aggregate purchase price of $28.0. See Note 2 — “Significant Transactions”.

Amortization expense was $10.7 million, $10.5 million and $8.4 million for the years ended December 31, 2017, 2016 and 2015.
White Mountains expects to recognize amortization expense in each of the next five years as the following table presents:

Millions	Amortization expense
2018	$10.2
2019	5.0
2020	3.2
2021	2.9
2022	2.8
Total	$24.1

Note 5. Debt

The following table presents White Mountains’s debt outstanding as of December 31, 2017 and 2016:

	December 31,	Effective	December 31,	Effective
Millions	2017	Rate (1)	2016	Rate (1)
WTM Bank Facility	$—	N/A	$—	N/A
Unamortized issue costs	—		—
WTM Bank Facility, carrying value	—		—
MediaAlpha Bank Facility	23.9	5.6%	—	N/A
Unamortized issuance cost	(.1)		—
MediaAlpha Bank Facility, carrying value	23.8		—
Previous MediaAlpha Bank Facility	—	N/A	12.9	5.7%
Unamortized issuance cost	—		(.2)
Previous MediaAlpha Bank Facility, carrying value	—		12.7
Total debt	$23.8		$12.7
(1) Effective rate considers the effect of the debt issuance costs.

The following table presents a schedule of contractual repayments of White Mountains’s debt as of December 31, 2017:

Millions	December 31, 2017
Due in one year or less	$3.1
Due in two to three years	12.1
Due in four to five years	8.7
Due after five years	—
Total	$23.9

WTM Bank Facility

On August 14, 2013, White Mountains entered into a revolving credit facility with a syndicate of lenders administered by Wells Fargo Bank, N.A., which has a total commitment of $425.0 million and has a maturity date of August 14, 2018 (the “WTM Bank Facility”). On September 15, 2017, White Mountains borrowed a total of $350.0 million under the WTM Bank Facility, at a blended interest rate of 4.45%, to partially fund a self-tender offer and subsequently repaid the $350.0 million, after receiving the proceeds from the OneBeacon Transaction on September 28, 2017. During 2016, White Mountains borrowed a total of $350.0 million and repaid a total of $400.0 million under the WTM Bank Facility at a blended interest rate of 3.85%. As of December 31, 2017, the WTM Bank Facility was undrawn.
White Mountains recorded $0.6 million, $1.2 million, $0.1 million of interest expense on the WTM Bank Facility for the years ended December 31, 2017, 2016 and 2015.
The WTM Bank Facility contains various affirmative, negative and financial covenants, which White Mountains considers to be customary for such borrowings, including certain minimum net worth and maximum debt to capitalization standards.

MediaAlpha Bank Facility

On May 12, 2017, MediaAlpha entered into a secured credit facility (the “MediaAlpha Bank Facility”) with Western Alliance Bank, which had a total commitment of $20.0 million and had a maturity date of May 12, 2020. On October 5, 2017, MediaAlpha refinanced the MediaAlpha Bank Facility in order to fund the acquisition of certain assets associated with the Health, Life and Medicare insurance business of Healthplans.com. The total commitment of the MediaAlpha Bank Facility was increased to $28.4 million and has a maturity date of October 6, 2020. The MediaAlpha Bank Facility consists of a $18.4 million term loan facility, which has an outstanding balance of $17.9 million as of December 31, 2017, and a revolving loan facility for $10.0 million, which has an outstanding balance of $6.0 million as of December 31, 2017.
The MediaAlpha Bank Facility carries a variable interest rate that is based on the Prime Rate, as published by the Wall Street Journal, plus a spread of 1.5% on the term loan facility and 0.25% on the revolving credit facility as of December 31, 2017.

The MediaAlpha Bank Facility replaced MediaAlpha’s previous credit facility (the “Previous MediaAlpha Bank Facility”) with Opus Bank, which had a total commitment of $20.0 million.
In 2017, under the MediaAlpha Bank Facility, MediaAlpha borrowed $20.0 million and repaid $2.1 million on the term loan and borrowed $6.0 million on the revolving loan. In 2017, under the Previous MediaAlpha Bank Facility, MediaAlpha repaid $12.9 million.
White Mountains recorded $1.0 million, $0.9 million, $0.4 million of interest expense on the MediaAlpha Bank Facility and the Previous MediaAlpha Bank Facility for the years ended December 31, 2017, 2016 and 2015.
The MediaAlpha Bank Facility is secured by intellectual property and the common stock of MediaAlpha’s subsidiaries, and contains various affirmative, negative and financial covenants that White Mountains considers to be customary for such borrowings, including a fixed charge coverage ratio and an asset coverage ratio.

Debt Covenants

As of December 31, 2017, White Mountains was in compliance with all of the covenants under all of its debt facilities.

Interest

Total interest expense incurred by White Mountains for its indebtedness was $2.3 million, $3.0 million and $1.6 million in 2017, 2016 and 2015. Total interest paid by White Mountains for its indebtedness was $1.4 million, $2.1 million, and $0.1 million in 2017, 2016 and 2015.

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
The following table presents the total income tax benefit for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
Millions	2017	2016	2015
Current tax (expense) benefit:
U.S. federal	$(.3)	$21.4	$—
State	(1.3)	(.7)	(.6)
Non-U.S.	(2.0)	(.3)	(.8)
Total current tax (expense) benefit	(3.6)	20.4	(1.4)
Deferred tax benefit (expense):
U.S. federal	11.4	12.5	(11.3)
Total deferred tax benefit (expense)	11.4	12.5	(11.3)
Total income tax benefit (expense)	$7.8	$32.9	$(12.7)

Effective Rate Reconciliation

The following table presents a reconciliation of taxes calculated using the 35% U.S. statutory rate (the tax rate at which the majority of White Mountains’s worldwide operations are taxed) to the income tax (expense) benefit on pre-tax income:

	Year Ended December 31,
Millions	2017	2016	2015
Tax (expense) benefit at the U.S. statutory rate	$(2.7)	$51.6	$(45.2)
Differences in taxes resulting from:
Tax rate changes	(44.3)	(3.9)	(.5)
Change in valuation allowance	42.6	6.9	(21.8)
Non-U.S. earnings, net of foreign taxes	21.5	(19.2)	58.5
Officer compensation	(4.1)	—	—
Member surplus contributions	(3.0)	(2.3)	(1.5)
Withholding tax	(2.0)	(.2)	(.5)
Tax exempt interest and dividends	.5	.1	—
Tax reserve adjustments	(.3)	—	—
Other, net	(.4)	(.1)	(1.7)
Total income tax benefit (expense) on pre-tax income (loss)	$7.8	$32.9	$(12.7)

The non-U.S. component of pre-tax income (loss) was $71.3 million, $(66.3) million and $149.5 million for the years ended December 31, 2017, 2016 and 2015.

Tax Payments and Receipts

Net income tax payments to national governments (primarily the United States) totaled $2.0 million, $0.3 million, and $0.7 million for the years ended December 31, 2017, 2016 and 2015.

Deferred Tax Inventory

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for tax purposes.
The following table presents an outline of the significant components of White Mountains’s U.S. federal, state (net of federal benefit) and non-U.S. deferred tax assets and liabilities:

	December 31,
Millions	2017	2016
Deferred income tax assets related to:
U.S. federal and state net operating and capital loss carryforwards	$73.0	$104.3
Non-U.S. net operating loss carryforwards	33.9	34.0
Incentive compensation	20.4	26.5
Investment basis difference	4.9	5.6
Other items	4.9	8.5
Total gross deferred income tax assets	137.1	178.9
Less: valuation allowances	109.6	146.2
Total net deferred income tax assets	27.5	32.7
Deferred income tax liabilities related to:
Member surplus contributions	24.1	30.0
Other items	2.1	2.7
Total deferred income tax liabilities	26.2	32.7
Net deferred tax asset	$1.3	$—

White Mountains’s deferred tax assets are net of U.S. federal, state and non-U.S. valuation allowances and, to the extent they relate to non-U.S. jurisdictions, they are shown at year-end exchange rates.

Tax Cuts and Jobs Act of 2017

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “TCJA”) was enacted. Substantially all of the provisions of the TCJA are effective for taxable years beginning after December 31, 2017. The TCJA includes significant changes to the Internal Revenue Code of 1986 (the “Code”), including amendments which significantly change the taxation of individuals and business entities. The more significant changes in the TCJA that impact White Mountains are reductions in the corporate federal income tax rate from 35% to 21% and several technical provisions including, among others, limiting the utilization of net operating losses arising after December 31, 2017 to 80% of taxable income with an indefinite carryforward.
The TCJA did not have a material impact on White Mountains’s financial statements in 2017 due to a full valuation allowance previously having been recorded against its U.S. deferred tax assets. Under U.S. GAAP, specifically ASC Topic 740, Income Taxes, the tax effects of changes in tax laws must be recognized in the period in which the law is enacted, or December 22, 2017 for the TCJA. ASC 740 also requires deferred tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. Thus, at the date of enactment, White Mountains’s deferred taxes were re-measured based upon the new tax rate. For White Mountains, a change in deferred taxes was recorded as an adjustment to our deferred tax provision for $43.1 million of federal tax expense, which was offset by a change in the valuation allowance.
The staff of the U.S. Securities and Exchange Commission has recognized the complexity of reflecting the impacts of the TCJA and on December 22, 2017 issued guidance in Staff Accounting Bulletin 118 (“SAB 118”) which clarifies accounting for income taxes under ASC 740 if information is not yet available or complete and provides for up to a one-year period in which to complete the required analyses and accounting (the measurement period). SAB 118 describes three scenarios associated with a company’s status of accounting for income tax reform: (1) a company is complete with its accounting for certain effects of tax reform, (2) a company is able to determine a reasonable estimate for certain effects of tax reform and records that estimate as a provisional amount, or (3) a company is not able to determine a reasonable estimate and therefore continues to apply ASC 740, based on the provisions of the tax laws that were in effect immediately prior to the TCJA being enacted. White Mountains completed its accounting for the effects of the TCJA, which have been reflected in the December 31, 2017 financial statements.

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
Of the $109.6 million valuation allowance as of December 31, 2017, $74.8 million relates to deferred tax assets on net operating losses in the United States and other federal and state deferred tax benefits, $20.3 million relates to deferred tax assets on net operating losses and net investment unrealized gains and losses in Luxembourg subsidiaries, $13.5 million relates to net operating losses and other deferred tax benefits in Israeli subsidiaries and $1.0 million relates to net operating losses in a U.K. subsidiary. Of the $146.2 million valuation allowance as of December 31, 2016, $112.5 million relates to deferred tax assets on net operating losses in the United States and other federal and state deferred tax benefits, $24.0 million relates to deferred tax assets on net operating losses in Luxembourg subsidiaries, $9.4 million relates to net operating losses in Israeli subsidiaries and $0.3 million relates to net operating losses in a U.K. subsidiary.

United States
During 2017 and 2016, White Mountains recorded tax (benefit) expense of $(21.5) million and $17.1 million to release or establish a valuation allowance against deferred tax assets of Guilford Holdings, Inc. and subsidiaries (“Guilford”).  Guilford consists of MediaAlpha, various service companies and certain other investments that are included in the Other Operations segment. The TCJA reduced the corporate income tax from 35% to 21%, which reduced the deferred tax assets of Guilford by $20.4 million. White Mountains recorded a $20.4 million tax expense for the reduction, which was offset with a tax benefit due to the release in the valuation allowance against the deferred tax assets. During 2016, Guilford had income in discontinued operations that was available to offset its loss from continuing operations. However, ASC 740 includes an exception to the general principle of intra-period tax allocations that requires a consolidated tax group, such as Guilford, with a loss within continuing operations to consider income recorded in other categories, including discontinued operations, in determining the tax benefit that is allocated to continuing operations.  As a result of Guilford’s losses within continuing operations in 2016, White Mountains recorded a tax benefit of $21.4 million in continuing operations, with an offsetting tax expense in discontinued operations. During 2017 and 2016, Guilford continued to have a full valuation allowance recorded against its deferred tax assets as White Mountains management is unsure it will generate sufficient taxable income to utilize the deferred tax assets.
During 2017 and 2016, White Mountains recorded tax (benefit) expense of $(18.4) million and $3.6 million to release or establish valuation allowances against deferred tax assets of BAM. The reduction in the corporate tax rate under the TCJA reduced the deferred tax assets of BAM by $22.7 million. White Mountains recorded a $22.7 million tax expense for the reduction, which was offset with a tax benefit due to the release in the valuation allowance against the deferred tax assets. Also during 2017 and 2016, BAM had income in other comprehensive income that was available to offset its loss from continuing operations. As a result, BAM recorded a tax benefit of $10.1 million and $11.0 million, in continuing operations, with an offsetting tax expense in paid-in surplus. During 2017 and 2016, BAM continued to have a full valuation allowance recorded against its deferred tax assets as White Mountains management is unsure it will generate sufficient taxable income to utilize the deferred tax assets.
During 2016, SSIE recorded a tax benefit of $6.9 million to reduce a valuation allowance, primarily due to the write down of the SSIE Surplus Notes.

Non-U.S. Jurisdictions
During 2017, White Mountains recorded tax expense of $6.4 million for a reduction to deferred tax assets, and a corresponding reduction to the valuation allowance, which primarily related to the recapture of previously deducted losses due to the intra-group distribution of Guilford offset by the tax deduction for the write down on the investment in Wobi in Luxembourg-domiciled subsidiaries. During 2016, White Mountains recorded tax expense of $2.8 million for a reduction to deferred tax assets, and a corresponding reduction to the valuation allowance, which primarily related to a decrease in the corporate income tax rate for Luxembourg-domiciled subsidiaries.
During 2017 and 2016, White Mountains recorded tax expense of $3.0 million and $3.4 million to establish a valuation allowance against deferred tax assets at certain Israel-domiciled subsidiaries, as White Mountains management does not currently anticipate sufficient taxable income to utilize the deferred tax assets.
During 2017 and 2016, White Mountains recorded tax expense of $0.7 million and $0.1 million to establish a valuation allowance against deferred tax assets at its U.K. subsidiaries, as White Mountains management does not currently anticipate sufficient taxable income to utilize the deferred tax assets.

Net Operating Loss and Capital Loss Carryforwards

The following table presents net operating loss and capital loss carryforwards as of December 31, 2017, the expiration dates and the deferred tax assets thereon:

	December 31, 2017
Millions	United States	Luxembourg	United Kingdom	Israel	Total
2018-2022	$.3	$—	$—	$—	$.3
2023-2027	—	—	—	—	—
2028-2037	332.0	46.4	—	—	378.4
No expiration date	—	31.3	6.7	54.7	92.7
Total	$332.3	$77.7	$6.7	$54.7	$471.4
Gross deferred tax asset	73.0	20.2	1.1	12.6	106.9
Valuation allowance	(73.0)	(20.2)	(1.1)	(12.6)	(106.9)
Net deferred tax asset	$—	$—	$—	$—	$—

Included in the U.S. net operating loss carryforwards are losses of $3.1 million subject to an annual limitation on utilization under Internal Revenue Code Section 382.  These loss carryforwards will begin to expire in 2032. Also included in the U.S. net operating loss carryforwards are losses of $6.7 million due to additional deductions related to equity compensation. These loss carryforwards will begin to expire in 2032. As of December 31, 2017, there are U.S. alternative minimum tax credit carryforwards of $1.3 million, which are refundable under provisions of the TCJA.

Uncertain Tax Positions

Recognition of the benefit of a given tax position is based upon whether a company determines that it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. In evaluating the more-likely-than-not recognition threshold, White Mountains must presume that the tax position will be subject to examination by a taxing authority with full knowledge of all relevant information. If the recognition threshold is met, then the tax position is measured at the largest amount of benefit that is more than 50% likely of being realized upon ultimate settlement. There were no uncertain tax positions for the years ended December 31, 2016 and 2015.
The following table presents a reconciliation of the beginning and ending amount of unrecognized tax benefits for 2017:

Millions	Permanent Differences (1)	Temporary Differences (2)	Interest and Penalties (3)	Total
Balance at January 1, 2017	$—	$—	$—	$—
Changes in prior year tax positions	.1	—	—	.1
Tax positions taken during the current year	.2	—	—	.2
Balance at December 31, 2017	$.3	$—	$—	$.3

(1)	Represents the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate.

(2)
Represents the amount of unrecognized tax benefits that, if recognized, would create a temporary difference between the reported amount of an item in White Mountains’s Consolidated Balance Sheet and its tax basis.

(3)	Net of tax benefit.

White Mountains classifies all interest and penalties on unrecognized tax benefits as part of income tax expense. During the years ended December 31, 2017, 2016 and 2015, White Mountains did not recognize any net interest (income) expense. There was no accrued interest as of December 31, 2017 and December 31, 2016.

Tax Examinations

With few exceptions, White Mountains is no longer subject to U.S. federal, state, or non-U.S. income tax examinations by tax authorities for years before 2013.
In the second quarter of 2016, White Mountains recorded an increase in deferred tax assets of $0.6 million and a corresponding increase in valuation allowance of $0.6 million related to the settlement of the IRS audit of Guilford for tax year 2012.
In the first quarter of 2018, the Israeli Tax Authority commenced an examination of the 2013 to 2016 income tax returns for Wobi. White Mountains does not expect the resolution of this examination to result in a material change to its financial position, results of operations and cash flows.

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
The following table presents the pre-tax operating results of WM Life Re for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
Millions	2016	2015
Fees, included in other revenue	$1.2	$9.3
Change in fair value of variable annuity liability, included in other revenue	(.3)	(.4)
Change in fair value of derivatives, included in other revenue	(2.0)	(8.8)
Foreign exchange, included in other revenue	1.3	(1.3)
Other investment loss	—	(.4)
Total revenues	.2	(1.6)
Death benefit claims paid, included in general and administrative expenses	(.3)	(.1)
General and administrative expenses	(2.6)	(4.0)
Pre-tax loss	$(2.7)	$(5.7)

The following table presents realized and unrealized derivative gains (losses) recognized in other revenue for the years ended December 31, 2016 and 2015 and the carrying values, included in other assets, as of December 31, 2016 by type of instrument:

	Gains (Losses)		Carrying Value as of
	Year Ended December 31,		December 31,
Millions	2016	2015	2016
Fixed income/interest rate	$1.8	$6.4	$—
Foreign exchange	(4.8)	(7.3)	—
Equity	1.0	(7.9)	—
Total	$(2.0)	$(8.8)	$—

The following tables present the changes in White Mountains’s variable annuity reinsurance liabilities and derivative instruments for the years ended December 31, 2016 and 2015:

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

(3)	Consists of exchange traded equity index, foreign currency and interest rate futures. Fair value measurements based upon quoted prices for identical instruments that are actively traded.

	Variable Annuity Liabilities	Derivative Instruments
Millions	Level 3	Level 3 (1)	Level 2 (1)(2)	Level 1 (3)	Total (4)
Balance at January 1, 2015	$.7	$18.9	$33.8	$3.7	$56.4
Purchases	—	—	—	—	—
Realized and unrealized (losses) gains	(.4)	(9.7)	(7.5)	8.4	(8.8)
Transfers in	—	—	—	—	—
Sales/settlements	—	(6.5)	(9.8)	(11.2)	(27.5)
Balance at December 31, 2015	$.3	$2.7	$16.5	$.9	$20.1

(1)	Consists of over-the-counter instruments.

(2)
Consists of interest rate swaps, total return swaps, foreign currency forward contracts, and bond forwards. Fair value measurement based upon bid/ask pricing quotes for similar instruments that are actively traded, where available.  Swaps for which an active market does not exist have been priced using observable inputs including the swap curve and the underlying bond index.

(3)	Consists of exchange traded equity index, foreign currency and interest rate futures. Fair value measurements based upon quoted prices for identical instruments that are actively traded.

(4)	In addition to derivative instruments, WM Life Re held cash, short-term and fixed maturity investments of $5.8 as of December 31, 2015 posted as collateral to its reinsurance counterparties.

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

Foreign Currency Forward Contracts

White Mountains’s investment portfolio includes certain investment grade fixed maturity investments denominated in GBP and common equity securities denominated in Japanese Yen, Euros, GBP and other foreign currencies. White Mountains entered into foreign currency forward contracts to manage its foreign currency exposure related to these investments. The foreign currency forward contracts do not meet the criteria to be accounted for as a hedge. White Mountains actively manages its net foreign currency exposure and adjusts its foreign currency positions within ranges established by senior management. Mismatches between currency driven movements in foreign denominated investments and foreign currency forward contracts may result in net foreign currency positions being outside pre-defined ranges and/or may result in net foreign currency gains (losses). During the fourth quarter of 2017, White Mountains closed the foreign currency forward contracts associated with its common equity securities. As of December 31, 2017, White Mountains held $206.3 million (GBP 152.0 million) total gross notional value of a foreign currency forward contract.
White Mountains’s foreign currency forward contract is traded over-the-counter. The fair value of the foreign currency forward contract is estimated using OTC quotes for similar instruments and accordingly, the measurements are classified as Level 2 measurements as of December 31, 2017.
The derivative gains (losses) recognized in net realized and unrealized investment gains (losses) for the years ended December 31, 2017 and 2016 were $(23.8) million and $(1.2) million. White Mountains’s foreign currency forward contract is subject to a master netting agreement. As of December 31, 2017 and 2016, the gross liability amount offset under the master netting agreement and the net amount recognized in other long-term investments was $(3.7) million and $(1.2) million.
White Mountains does not hold or provide any collateral under its foreign currency forward contract.
The following table presents the gross notional amounts and carrying values associated with the foreign currency forward contracts as of December 31, 2017 and 2016:

	December 31, 2017			December 31, 2016
Millions	Notional Amount	Carrying Value	Standard & Poor's Rating (1)	Notional Amount	Carrying Value	Standard & Poor's Rating (1)
Barclays Bank PLC	$206.3	$(3.7)	A	$184.6	$(1.2)	A-
(1) Standard & Poor’s ratings “A” (Strong, which is the sixth highest of twenty-three creditworthiness ratings) and “A-” (which is the seventh highest of twenty-three creditworthiness ratings.

Note 8. Municipal Bond Guarantee Insurance

In 2012, HG Global was capitalized with $594.5 million from White Mountains and $14.5 million from non-controlling interests to fund the initial capitalization of BAM, a newly formed mutual municipal bond insurer. As of December 31, 2017, White Mountains owned 96.9% of HG Global’s preferred equity and 88.4% of its common equity. HG Global, together with its subsidiaries, provided the initial capitalization of BAM through the purchase of $503.0 million of BAM Surplus Notes. At inception, BAM and HG Re also entered into a first loss reinsurance treaty (“FLRT”). HG Re provides first loss protection up to 15%-of-par outstanding on each municipal bond insured by BAM. In return, BAM cedes 60% of the risk premium charged for insuring the municipal bond, net of a ceding commission. During 2017, HG Global and BAM made certain changes to the ceding commission arrangements under the FLRT. These changes serve to accelerate growth in BAM’s statutory capital but do not impact the net risk premium ceded from BAM to HG Re. HG Re’s obligations to BAM are collateralized in trusts, and there is an aggregate loss limit that is equal to the total assets in the collateral trusts at any point in time.
Effective January 1, 2014, HG Global and BAM agreed to change the interest rate on the BAM Surplus Notes for the five years ending December 31, 2018 from a fixed rate of 8.0% to a variable rate equal to the one-year U.S. treasury rate plus 300 basis points, set annually, which was 3.54%, 3.78% and 4.60% for 2016, 2017 and 2018. Prior to the end of 2018, BAM has the option to extend the variable rate period for an additional three years.  At the end of the variable rate period, the interest rate will be fixed at the higher of the then current variable rate or 8.0%. No payment of interest or principal on the BAM Surplus Notes may be made without the approval of the New York State Department of Financial Services (“NYDFS”). BAM has stated its intention to seek regulatory approval to pay interest and principal on its surplus notes only to the extent that its remaining qualified statutory capital and other capital resources continue to support its outstanding obligations, business plan and its AA stable rating from S&P. BAM repaid $4.0 million on the BAM Surplus Notes and $1.0 million on the accrued interest during the year ended December 31, 2017.
In order to further support BAM’s long-term capital position and business prospects, in 2017 HG Global agreed to contribute the $203.0 million of Series A BAM Surplus Notes (“Series A Notes”) into the supplemental collateral trust (the “Supplemental Trust”) at HG Re. The Supplemental Trust already held the $300.0 million of Series B BAM Surplus Notes (“Series B Notes”). Assets held in the Supplemental Trust serve to collateralize HG Re’s obligations to BAM under the FLRT. HG Global and BAM also changed the payment terms of the Series B Notes, so that payments will reduce principal and accrued interest on a pro rata basis, consistent with the payment terms on the Series A Notes. The terms of the Series B Notes had previously stipulated that payments would first reduce interest owed, then reduce principal owed once all accrued interest had been paid.  The Supplemental Trust target balance is equal to approximately $603.0 million.  As the BAM Surplus Notes are repaid over time, the BAM Surplus Notes will be replaced in the Supplemental Trust by cash and fixed income securities.  The collateral trust balances must be at target levels before capital can be distributed out of the Supplemental Trust. In connection with the contribution, Series A Notes were merged with the Series B Notes.
Under GAAP, if the terms of a debt instrument are amended, unless there is a greater than 10% change in the expected discounted future cash flows of such instrument, a change in the instrument’s carrying value is not permitted. White Mountains has determined that the impact of the changes made during 2017 to the terms of the BAM Surplus Notes on the expected discounted future cash flows was not greater than 10%.
As of December 31, 2017 and 2016, the collateral trusts held assets of $715.1 million and $465.4 million, which included $499.0 million and $300.0 million of BAM Surplus Notes. As of December 31, 2017, HG Global has accrued $126.0 million of interest receivable on the BAM Surplus Notes.

The following table presents a schedule of BAM’s insured obligations as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Contracts outstanding	6,371	4,807
Remaining weighted average contract period (in years)	10.9	10.8
Contractual debt service outstanding (in millions):
Principal	$42,090.6	$33,057.3
Interest	21,057.1	16,396.6
Total debt service outstanding	$63,147.7	$49,453.9

Gross unearned insurance premiums	$136.8	$82.9

The following table presents a schedule of BAM’s future premium revenues as of December 31, 2017:

Millions	December 31, 2017
January 1, 2018 - March 31, 2018	$2.9
April 1, 2018 - June 30, 2018	2.9
July 1, 2018 - September 30, 2018	2.9
October 1, 2018 - December 31, 2018	2.8
11.5

2019	11.1
2020	10.7
2021	10.2
2022	9.7
2023 and thereafter	83.6
Total gross unearned insurance premiums	$136.8

The following table presents a schedule of net written premiums included in White Mountains’s HG Global/BAM segment for the years ended December 31, 2017, 2016 and 2015:

Millions	December 31, 2017	December 31, 2016	December 31, 2015
Gross written premiums	$63.2	$38.6	$25.9
Assumed (ceded) written premiums	—	—	—
Net written premiums	$63.2	$38.6	$25.9

Note 9. Earnings Per Share

White Mountains calculates earnings per share using the two-class method, which allocates earnings between common shares and unvested restricted common shares. Both classes of shares participate equally in dividends and earnings on a per share basis. Basic earnings per share amounts are based on the weighted average number of common shares outstanding adjusted for unvested restricted common shares. Diluted earnings per share amounts are also impacted by the net effect of potentially dilutive common shares outstanding.
The following table presents the Company’s computation of earnings per share from continuing operations for the years ended December 31, 2017, 2016 and 2015. See Note 19 — “Held for Sale and Discontinued Operations”.

	Year Ended December 31,
	2017	2016	2015
Basic and diluted earnings per share numerators (in millions):
Net income attributable to White Mountains’s common shareholders	$627.2	$401.8	$295.2
Less: total income from discontinued operations, net of tax	577.5	523.4	135.1
Net income (loss) from continuing operations attributable to White Mountains’s common shareholders	49.7	(121.6)	160.1
Allocation of earnings to participating restricted common shares (1)	(.7)	1.5	(1.9)
Basic and diluted earnings per share numerators	$49.0	$(120.1)	$158.2
Basic earnings per share denominators (in thousands):
Total average common shares outstanding during the period	4,293.8	5,014.9	5,879.2
Average unvested restricted common shares (2)	(54.3)	(64.8)	(68.0)
Basic earnings per share denominator	4,239.5	4,950.1	5,811.2
Diluted earnings per share denominator (in thousands):
Total average common shares outstanding during the period	4,293.8	5,018.1	5,879.2
Average unvested restricted common shares (2)	(54.3)	(64.8)	(68.0)
Diluted earnings per share denominator (3)	4,239.5	4,953.3	5,811.2
Basic and diluted earnings per share (in dollars) - continuing operations:
Distributed earnings - dividends declared and paid	$1.00	$1.00	$1.00
Undistributed earnings (losses)	$10.56	$(25.26)	$26.22
Basic and diluted earnings per share	$11.56	$(24.26)	$27.22

(1)	Restricted shares issued by White Mountains receive dividends, and therefore, are considered participating securities.

(2)	Restricted shares outstanding vest either in equal annual installments or upon a stated date. See Note 10 — “Employee Share-Based Incentive Compensation Plans”.

(3)
The diluted earnings (loss) per share denominator for the year ended December 31, 2016, includes the impact of 40,000 common shares issuable upon exercise of the non-qualified options outstanding, which resulted in 3,217 incremental shares outstanding over the period. Prior periods do not include the impact of 125,000 common shares issuable upon exercise of the non-qualified options outstanding as they are anti-dilutive to the calculation.

The following table presents the undistributed net earnings (losses) from continuing operations for the years ended December 31, 2017, 2016 and 2015. See Note 19 — “Held for Sale and Discontinued Operations”.

	Year Ended December 31,
Millions	2017	2016	2015
Undistributed net earnings - continuing operations:
Net income (loss) attributable to White Mountains’s common shareholders, net of restricted common share amounts	$49.0	$(120.1)	$158.2
Dividends declared, net of restricted common share amounts (1)	(4.5)	(5.4)	(5.9)
Total undistributed net earnings (losses), net of restricted common share amounts	$44.5	$(125.5)	$152.3
(1) Restricted shares issued by White Mountains receive dividends, and therefore, are considered participating securities.

Note 10. Employee Share-Based Incentive Compensation Plans

White Mountains’s share-based incentive compensation plans are designed to incentivize key employees to maximize shareholder value over long periods of time. White Mountains believes that this is best pursued by utilizing a pay-for-performance program that closely aligns the financial interests of management with those of its shareholders. White Mountains accomplishes this by emphasizing highly variable long-term compensation that is contingent on performance over a number of years rather than entitlements. White Mountains expenses all its share-based compensation. As a result, White Mountains’s calculation of its owners’ returns includes the expense of all outstanding share-based compensation awards.

Incentive Compensation Plans

White Mountains’s Long-Term Incentive Plan provides for grants of various types of share-based and non-share-based incentive awards to key employees and directors of White Mountains. The WTM Incentive Plan was adopted by the Board, was approved by the Company’s sole shareholder in 1985 and was subsequently amended by its shareholders in 1995, 2001, 2003, 2005, 2010 and 2013. Share-based incentive awards that may be granted under the plan include performance shares, restricted shares, incentive stock options and non-qualified stock options (“Non-Qualified Options”).

Performance Shares

Performance shares are designed to reward employees for meeting company-wide performance targets. Performance shares are conditional grants of a specified maximum number of common shares or an equivalent amount of cash. Awards generally vest at the end of a three-year service period, are subject to the attainment of pre-specified performance goals, and are valued based on the market value of common shares at the time awards are paid. Performance shares earned under the WTM Incentive Plan are typically paid in cash but may be paid in common shares. Compensation expense is recognized for the vested portion of the awards over the related service periods. The level of payout ranges from zero to two times the number of shares initially granted, depending on White Mountains’s financial performance. Performance shares become payable at the conclusion of a performance cycle (typically three years) if pre-defined financial targets are met.
The principal performance measures used for determining performance share payouts is growth in White Mountains’s adjusted book value per share and intrinsic value per share. Intrinsic value per share is generally calculated by adjusting adjusted book value per share for differences between the adjusted book value of certain assets and liabilities and White Mountains’s estimate of their underlying intrinsic values.
The following table presents performance share activity for the years ended December 31, 2017, 2016 and 2015 for performance shares granted under the WTM Incentive Plan:

	Year Ended December 31,
	2017		2016		2015
$ in millions	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	80,353	$42.4	93,654	$57.7	111,257	$44.4
Shares paid or expired (1)	(30,838)	(21.9)	(36,294)	(41.0)	(42,959)	(30.8)
New grants	17,710	—	22,615	—	29,195	—
Forfeitures (2)	(16,710)	(9.3)	378.5		(3,839)	(.3)
Expense recognized	—	34.6	—	25.2	—	44.4
End of period (3)	50,515	$45.8	80,353	$42.4	93,654	$57.7

(1)
WTM performance share payments in 2017 for the 2014-2016 performance cycle, which were paid in March 2017 ranged from 34% to 76% of target. WTM performance shares payments in 2016 for the 2013-2015 performance cycle ranged from 140% to 142% of target. WTM performance shares payments in 2015 for the 2012-2014 performance cycle ranged from 91% to 145.5% of target.

(2)	Amounts include changes in assumed forfeitures, as required under GAAP.

(3)	Outstanding performance share awards as of December 31, 2017, 2016 and 2015 exclude 2,195, 7,315 and 10,826 unvested performance shares awards for employees of Sirius Group.

For the 2014-2016 performance cycle, all performance shares earned were settled in cash. For the performance shares earned in the 2013-2015 performance cycle, the Company issued 5,000 common shares and settled the remainder in cash. For the 2012-2014 performance cycle, all performance shares earned were settled in cash. If the outstanding WTM performance shares had vested on December 31, 2017, the total additional compensation cost to be recognized would have been $20.2 million, based on accrual factors as of December 31, 2017 (common share price and payout assumptions).
The following table presents performance shares outstanding and accrued expense for performance shares awarded under the WTM Incentive Plan as of December 31, 2017 for each performance cycle:

$ in millions	Target WTM Performance Shares Outstanding	Accrued Expense
Performance cycle:
2017 – 2019	16,680	$8.3
2016 – 2018	16,235	14.7
2015 – 2017	18,370	23.6
Sub-total	51,285	46.6
Assumed forfeitures	(770)	(.8)
Total	50,515	$45.8

For the 2017-2019 performance cycle, the targeted performance goal for full payment of outstanding performance shares granted under the WTM Incentive Plan to non-investment personnel is a 5% average growth in adjusted book value per share and intrinsic value per share. Average growth of 1% or less would result in no payout and average growth of 9% or more would result in a payout of 200%.
For the 2016-2018 performance cycle, the targeted performance goal for full payment of outstanding performance shares granted under the WTM Incentive Plan to non-investment personnel is a 4% average growth in adjusted book value per share and intrinsic value per share. Average growth of 0% or less would result in no payout and average growth of 8% or more would result in a payout of 200%.
For the 2015-2017 performance cycle, the targeted performance goal for full payment of outstanding performance shares granted under the WTM Incentive Plan to non-investment personnel is an 8% average growth in adjusted book value per share and intrinsic value per share. Average growth of 2% or less would result in no payout and average growth of 14% or more would result in a payout of 200%.
For investment personnel for the 2016-2018 and 2017-2019 performance cycles, the targeted performance goal for full payment of outstanding performance shares granted under the WTM Incentive Plan is based one-third on average growth in adjusted book value per share and intrinsic value per share (as described above) and two-thirds on achieving a total return on invested assets as measured against metrics based on U.S. Treasury Note.
For investment personnel for the 2015-2017 performance cycle, the targeted performance goal for full payment of outstanding performance shares granted under the WTM Incentive Plan is based one-third on average growth in adjusted book value per share and intrinsic value per share, one-third on achieving a total return on invested assets as measured against metrics based on U.S. Treasury Note returns and one-third on achieving a total return on invested fixed income assets as measured against metrics based on the Bloomberg Barclays U.S. Intermediate Aggregate Index returns.

Restricted Shares

The following table presents the unrecognized compensation cost associated with the outstanding restricted share awards under the WTM Incentive Plan for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017		2016		2015
$ in millions	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value
Non-vested,
Beginning of period	70,620	$19.7	70,675	$15.7	83,314	$14.3
Issued	17,985	16.3	25,365	20.2	23,640	15.7
Vested	(28,846)	—	(24,620)	—	(36,279)	—
Forfeited	(6,004)	(3.5)	(800)	(.3)	—	—
Expense recognized	—	(18.2)	—	(15.9)	—	(14.3)
End of period (1)	53,755	$14.3	70,620	$19.7	70,675	$15.7

(1)	Outstanding restricted share awards as of December 31, 2017, 2016 and 2015 include 2,195, 5,235, and 9,205 unvested restricted shares for employees of Sirius Group.

During 2017, White Mountains issued 17,485 restricted shares that vest on January 1, 2020, 250 restricted shares that vest on January 1, 2019 and 250 restricted shares that vest on January 1, 2018. During 2016, White Mountains issued 24,615 restricted shares that vest on January 1, 2019 and 750 restricted shares that vest on January 1, 2018. During 2015, White Mountains issued 23,640 restricted shares that vest on January 1, 2018. The unrecognized compensation cost as of December 31, 2017 is expected to be recognized ratably over the remaining vesting periods.

Non-Qualified Options

As of January 20, 2017, the 125,000 Non-Qualified Options issued to the Company’s former Chairman and CEO had been exercised. During the first quarter of 2017, 40,000 Non-Qualified Options, with an intrinsic value of $4.4 million, were exercised in exchange for 5,142 common shares with an equal total market value. During 2016, 5,000 Non-Qualified Options, with an intrinsic value of $0.4 million, were exercised at $742 per common share and 80,000 Non-Qualified Options, with an intrinsic value of $8.4 million, were exercised in exchange for 9,930 common shares with an equal total market value. Intrinsic value represents the difference between the market price of the Company’s common shares at the date of exercise and the fixed strike price of $742 per common share. The Non-Qualified Options were fully amortized as of 2011.

Note 11. Common Shareholders’ Equity and Non-controlling Interests

Common Shares Repurchased and Retired

During the past several years, White Mountains’s board of directors authorized the Company to repurchase its common shares, from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. The repurchase authorizations do not have a stated expiration date. As of December 31, 2017, White Mountains may repurchase an additional 643,130 shares under these board authorizations. In addition, from time to time White Mountains has also repurchased its common shares through tender offers that were separately approved by its board of directors.
During 2017, the Company repurchased 832,725 common shares for $723.9 million at an average share price of $869, which were comprised of 821,732 common shares repurchased under the board authorization for $713.1 million at an average share price of $870 and 10,993 common shares repurchased pursuant to employee benefit plans. Shares repurchased pursuant to employee benefit plans do not fall under the board authorizations referred to above.
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

Common Shares Issued

During 2017, the Company issued a total of 25,086 common shares, which consisted of 17,985 restricted shares to key personnel, 5,142 shares issued to the Company’s retired CEO as a result of exercised options, and 1,959 shares issued to directors of the Company.
During 2016, the Company issued a total of 47,030 common shares, which consisted of 25,365 restricted shares to key personnel, 14,930 shares issued to the Company’s retired CEO as a result of exercised options, 5,000 shares issued in satisfaction of performance shares and 1,735 shares issued to directors of the Company.
During 2015, the Company issued a total of 25,016 common shares, which consisted of 23,640 restricted shares issued to key personnel and 1,376 shares issued to directors of the Company.

Dividends on Common Shares

For the years ended December 31, 2017, 2016 and 2015, the Company declared and paid cash dividends totaling $4.6 million, $5.4 million and $6.0 million (or $1.00 per common share).

Non-controlling Interests
Non-controlling interests consist of the ownership interests of non-controlling shareholders in consolidated entities and are presented separately on the balance sheet.
The following table presents the balance of non-controlling interests included in White Mountains’s total equity and the related percentage of each consolidated entity’s total equity owned by non-controlling shareholders as of December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
$ in millions	Non-controlling Percentage	Non-controlling Equity	Non-controlling Percentage	Non-controlling Equity
OneBeacon	—%	$—	23.9%	$244.6

Other, excluding mutuals and reciprocals
HG Global	3.1	15.9	3.1	16.6
MediaAlpha	35.7	13.1	40.0	11.7
Dewar (1)	—	—	18.8	3.9
Buzzmove	22.9	2.5	29.1	3.0
Total other, excluding mutuals and reciprocals		31.5		35.2

Mutuals and reciprocals
BAM	100.0	(163.2)	100.0	(150.9)
SSIE	—	—	100.0	4.4
Total mutuals and reciprocals		(163.2)		(146.5)
Total non-controlling interests		$(131.7)		$133.3
(1) Dewar is a subsidiary of OneBeacon.

Note 12. Statutory Capital and Surplus

White Mountains’s insurance operations are subject to regulation and supervision in each of the jurisdictions where they are domiciled and licensed to conduct business. Generally, regulatory authorities have broad supervisory and administrative powers over such matters as licenses, standards of solvency, premium rates, policy forms, investments, security deposits, methods of accounting, form and content of financial statements, minimum capital and surplus requirements, dividends and other distributions to shareholders, periodic examinations and annual and other report filings. In general, such regulation is for the protection of policyholders rather than shareholders.
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

HG Global/BAM

HG Re is a Special Purpose Insurer under Bermuda insurance regulations and is subject to regulation and supervision by the BMA. As of December 31, 2017, HG Re had statutory capital and surplus of $677.0 million. As a Special Purpose Insurer, HG Re has a nominal minimum regulatory capital requirement of $1.
BAM is domiciled in New York and is subject to regulation by the NYDFS. New York financial guarantee insurance law establishes single risk and aggregate limits with respect to insured obligations insured by financial guarantee insurers. BAM’s statutory net loss for the years ended December 31, 2017, 2016 and 2015 was $25.4 million, $32.7 million and $32.0 million. BAM’s members’ surplus, as reported to regulatory authorities as of December 31, 2017, was $427.3 million, which exceeds the minimum members’ surplus necessary for BAM to maintain its New York State financial guarantee insurance license of $66.0 million.

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

HG Global/BAM
As of December 31, 2017, HG Global had $619.0 million face value of preferred shares outstanding, of which White Mountains owned 96.9%. Holders of the HG Global preferred shares receive cumulative dividends at a fixed annual rate of 6.0% on a quarterly basis, when and if declared by HG Global. HG Global did not declare or pay any preferred dividends in 2017. As of December 31, 2017, HG Global has accrued $235.6 million of dividends payable to holders of its preferred shares, $227.9 million of which is payable to White Mountains and eliminated in consolidation.
HG Re is a Special Purpose Insurer subject to regulation and supervision by the BMA, but does not require regulatory approval to pay dividends. However, HG Re’s dividend capacity is limited to amounts held outside of the collateral trusts pursuant to the FLRT with BAM. As of December 31, 2017, HG Re had statutory capital and surplus of $677.0 million, $715.1 million of assets held in the collateral trusts pursuant to the FLRT with BAM and less than $1.0 million of cash and investments outside the collateral trusts.
Effective January 1, 2014, HG Global and BAM agreed to change the interest rate on the BAM Surplus Notes for the five years ending December 31, 2018 from a fixed rate of 8.0% to a variable rate equal to the one-year U.S. treasury rate plus 300 basis points, set annually, which was 3.78% for 2017 and is 4.60% for 2018. Prior to the end of 2018, BAM has the option to extend the variable rate period for an additional three years. At the end of the variable rate period, the interest rate will be fixed at the higher of the then current variable rate or 8.0%. BAM is required to seek regulatory approval to pay interest and principal on the BAM Surplus Notes only to the extent that its capital resources continues to support its outstanding obligations, business plan and ratings. No payment of interest or principal on the BAM Surplus Notes may be made without the approval of the NYDFS. BAM has stated its intention to seek regulatory approval to pay interest and principal on its surplus notes only to the extent that its remaining qualified statutory capital other capital resources continue to support its outstanding obligations, business plan and its AA stable rating from S&P.
During 2017, HG Global and BAM agreed to change the payment terms of the Series B Notes, so that payments will reduce principal and accrued interest on a pro rata basis, consistent with the payment terms on the Series A Notes. The terms of the Series B Notes had previously stipulated that payments would first reduce interest owed, then reduce principal owed once all accrued interest had been paid. The NYDFS approved the change during the third quarter of 2017. During 2017, BAM repaid $4.0 million on the BAM Surplus Notes and $1.0 million on the accrued interest. BAM did not make any payments on the BAM Surplus Notes in 2016 or 2015.

MediaAlpha
During 2017, MediaAlpha paid $5.2 million of dividends, $3.3 million of which was paid to White Mountains. As of December 31, 2017, MediaAlpha had $9.1 million of net unrestricted cash.

Other Operations
During 2017, White Mountains paid a $4.6 million common share dividend. As of December 31, 2017, the Company and its intermediate holding companies held $1,682.6 million of net unrestricted cash, short-term investments and fixed maturity investments, $866.1 million of common equity securities and $62.0 million of other long-term investments included in its Other Operations segment.

Note 13. Segment Information

White Mountains has determined that its reportable segments are HG Global/BAM, MediaAlpha and Other Operations. As a result of the Sirius Group and Tranzact sales and the OneBeacon Transaction, the results of operations for Sirius Group and OneBeacon, previously reported in their own respective segments, and Tranzact, previously reported in the Other Operations segment, have been classified as discontinued operations and are now presented, net of related income taxes, as such in the statement of operations and comprehensive income. See Note 19 — “Held for Sale and Discontinued Operations”.
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
The HG Global/BAM segment consists of White Mountains’s investment in HG Global and the consolidated results of BAM. BAM is a municipal bond insurer domiciled in New York that was established to provide insurance on municipal bonds issued to support essential U.S. public purposes such as schools, utilities, core governmental functions and existing transportation facilities. HG Global, together with its subsidiaries, provided the initial capitalization of BAM through the purchase of BAM Surplus Notes. HG Global also provides up to 15%-of-par, first loss reinsurance protection for policies underwritten by BAM. BAM's results are attributed to non-controlling interests.
MediaAlpha is a marketing technology company that develops transparent and efficient platforms for the buying and selling of insurance and other vertical-specific performance media (i.e., clicks, calls and leads). MediaAlpha’s exchange technology, machine learning and analytical tools facilitate transparent, real-time transactions between advertisers (buyers of advertising inventory) and publishers (sellers of advertising inventory).
White Mountains’s Other Operations segment consists of the Company, its wholly-owned subsidiary, WM Capital, its wholly-owned investment management subsidiary, WM Advisors, and its other intermediate holding companies, as well as certain consolidated and unconsolidated private capital and other investments. The consolidated private capital investments consist of Wobi and Buzzmove. White Mountains’s Other Operations segment also includes its variable annuity reinsurance business, WM Life Re.
Significant intercompany transactions among White Mountains’s segments have been eliminated herein.
The following tables present the financial information for White Mountains’s segments:

Millions	HG Global/BAM (1)	MediaAlpha	Other Operations	Total
Year Ended December 31, 2017
Earned insurance premiums	$9.4	$—	$1.0	$10.4
Net investment income	12.3	—	43.7	56.0
Net realized and unrealized investment gains	.6	—	132.7	133.3
Advertising and commission revenues (2)	—	163.2	3.8	167.0
Other revenues	1.0	—	6.1	7.1
Total revenues	23.3	163.2	187.3	373.8
Losses and LAE	—	—	1.1	1.1
Insurance acquisition expenses	4.0	—	.1	4.1
Other underwriting expenses	.4	—	—	.4
Cost of sales	—	135.9	3.5	139.4
General and administrative expenses	42.9	26.7	149.1	218.7
Interest expense	—	1.0	1.3	2.3
Total expenses	47.3	163.6	155.1	366.0
Pre-tax (loss) income	$(24.0)	$(.4)	$32.2	$7.8

(1)
BAM manages its affairs on a statutory accounting basis. BAM’s statutory surplus includes the BAM Surplus Notes and is not reduced by accruals of interest expense on the BAM Surplus Notes. BAM’s statutory surplus is reduced only after a payment of principal or interest has been approved by the NYDFS.

(2)	Approximately 27% of MediaAlpha’s advertising revenue was associated with one customer for the years ended December 31, 2017.

Millions	HG Global/BAM (1)	MediaAlpha	Other Operations	Total
Year Ended December 31, 2016
Earned insurance premiums	$5.9	$—	$7.5	$13.4
Net investment income	9.0	—	23.1	32.1
Net realized and unrealized investment gains (losses)	.7	—	(28.1)	(27.4)
Advertising and commission revenues (2)	—	116.5	1.8	118.3
Other revenues	1.1	—	20.2	21.3
Total revenues	16.7	116.5	24.5	157.7
Losses and LAE	—	—	8.0	8.0
Insurance acquisition expenses	3.4	—	2.2	5.6
Other underwriting expenses	.4	—	—	.4
Cost of sales	—	97.8	4.2	102.0
General and administrative expenses	39.6	21.9	124.5	186.0
Interest expense	—	.9	2.1	3.0
Total expenses	43.4	120.6	141.0	305.0
Pre-tax loss	$(26.7)	$(4.1)	$(116.5)	$(147.3)

(1)
BAM manages its affairs on a statutory accounting basis. BAM’s statutory surplus includes the BAM Surplus Notes and is not reduced by accruals of interest expense on the BAM Surplus Notes. BAM’s statutory surplus is reduced only after a payment of principal or interest has been approved by the NYDFS.

(2)	Approximately 24% of MediaAlpha’s advertising revenue was associated with one customer for the years ended December 31, 2016.

Millions	HG Global/BAM (1)	MediaAlpha	Other Operations		Total
Year Ended December 31, 2015
Earned insurance premiums	$3.3	$—	$8.7		$12.0
Net investment income	6.1	—	4.8		10.9
Net realized and unrealized investment gains	.6	—	259.9	(2)	260.5
Advertising and commission revenues (3)	—	105.5	1.9		107.4
Other revenues	.7	—	48.5		49.2
Total revenues	10.7	105.5	323.8		440.0
Losses and LAE	—	—	8.2		8.2
Insurance acquisition expenses	2.9	—	3.4		6.3
Other underwriting expenses	.4	—	—		.4
Cost of sales	—	90.7	2.9		93.6
General and administrative expenses	36.8	16.4	147.5		200.7
Interest expense	—	.4	1.2		1.6
Total expenses	40.1	107.5	163.2		310.8
Pre-tax (loss) income	$(29.4)	$(2.0)	$160.6		$129.2

(1)
BAM manages its affairs on a statutory accounting basis. BAM’s statutory surplus includes the BAM Surplus Notes and is not reduced by accruals of interest expense on the BAM Surplus Notes. BAM’s statutory surplus is reduced only after a payment of principal or interest has been approved by the NYDFS.

(2)
Net realized and unrealized investment gains in the Other Operations segment includes the unrealized investment gain of $258.8 related to the investment in Symetra common shares, representing the difference between the carrying value under the equity method at November 5, 2015 and the fair value at December 31, 2015. See Note 14 — “Investments in Unconsolidated Affiliates”.

(3)	Approximately 52% of MediaAlpha’s advertising revenue was associated with three customers for the year ended December 31, 2015.

Selected Balance Sheet Data Millions	HG Global/BAM		MediaAlpha	Other Operations	Eliminations	Held for Sale	Total
December 31, 2017:
Total investments	$693.4		$—	$2,687.3	$—	$—	$3,380.7
Total assets	747.4	(1)	96.5	3,039.9	(227.9)	3.3	3,659.2
Total liabilities	394.9		59.8	71.6	(227.9)	—	298.4
Total White Mountains’s common shareholders’ equity	499.8		23.6	2,965.8	—	3.3	3,492.5
Non-controlling interest	(147.3)		13.1	2.5	—	—	(131.7)
December 31, 2016:
Total investments	$629.7		$—	$2,084.7	$—	$—	$2,714.4
Assets held for sale	—		—	—	—	3,606.4	3,606.4
Total assets	677.6	(1)	57.6	2,358.8	(180.2)	3,606.4	6,520.2
Liabilities held for sale	—		—	—	—	2,569.3	2,569.3
Total liabilities	289.1		28.3	97.7	(180.2)	2,569.3	2,804.2
Total White Mountains’s common shareholders’ equity	522.8		17.6	2,258.1	—	784.2	3,582.7
Non-controlling interest	(134.3)		11.7	3.0	—	252.9	133.3

(1)
As of December 2017 and 2016, BAM’s total assets reflect the elimination of $499.0 and $503.0 of BAM Surplus Notes issued to HG Global and its subsidiaries, and $126.0 and $108.0 in accrued interest related to the BAM Surplus Notes.

As of December 31, 2017 and 2016, HG Global’s total liabilities includes $227.9 million and $180.2 million of accrued preferred dividends payable to the Company. Other Operations total assets includes the preferred dividends receivable and its eliminated in consolidation. As of December 31, 2017 and 2016, the total amount of capital White Mountains has committed to HG Global/BAM, comprised of total common shareholders’ equity and the preferred dividends receivable at the Company, is $727.7 million and $703.0 million.

Note 14. Investments in Unconsolidated Entities

White Mountains’s investments in unconsolidated entities are included within other long-term investments and consist of investments in common equity securities or similar instruments, which give White Mountains the ability to exert significant influence over the investee’s operating and financial policies (“equity method eligible unconsolidated entities”). Such investments may be accounted for under either the equity method or alternatively, White Mountains may elect to account for them under the fair value option.
The following table presents the carrying values of investments in equity method eligible unconsolidated entities recorded within other long-term investments:

	December 31
Millions	2017	2016
Equity method eligible private equity securities, at fair value	$58.0	$55.6
Investments, accounted for under the equity method	4.6	3.5
Total investments in equity method eligible unconsolidated entities	62.6	59.1
Other unconsolidated investments (1)	146.2	113.7
Total other long-term investments	$208.8	$172.8
(1) Consists of other long-term investments that are not equity method eligible.

The following table presents White Mountains’s investments in equity method eligible unconsolidated entities as of December 31, 2017 and 2016:

Investee	Ownership Interest	Instrument Held
Compare.com	22%	Common shares
durchblicker	45%	Common shares
OneTitle	20%	Common shares
PassportCard	50%	Common shares
Tuckerman Capital Fund III	21%	Units

The following tables presents aggregated summarized financial information for White Mountains’s investments in equity method eligible unconsolidated entities:

	December 31,
Millions	2017	2016
Balance sheet data (1):
Total assets	$75.4	$79.4
Total liabilities	24.2	18.8
(1) Financial data submitted by investees is on a one-quarter lag.

	Year Ended December 31,
Millions	2017	2016	2015
Income statement data (1):
Revenues	$60.0	$32.9	$12.9
Expenses	(66.8)	(76.4)	(69.9)
(1) Financial data submitted by investees is on a one-quarter lag.

Symetra

White Mountains accounted for its investment in Symetra common shares under the equity method until November 5, 2015 when, upon relinquishing its representation on Symetra’s board of directors, it no longer had the ability to exert significant influence. On November 5, 2015, White Mountains began accounting for its investment in Symetra at fair value. During the fourth quarter of 2015, White Mountains recognized $258.8 million ($241.1 million after-tax) of unrealized investment gains through net income, representing the difference between the carrying value of Symetra common shares under the equity method at November 5, 2015 and fair value at December 31, 2015.
The following tables presents financial information for Symetra as of September 30, 2015:

September 30,
Millions	2015
Symetra balance sheet data:
Total investments	$32,409.2
Separate account assets	885.9
Total assets	34,962.8
Policyholder liabilities	29,492.0
Long-term debt	697.5
Separate account liabilities	885.9
Total liabilities	31,836.7
Common shareholders’ equity	3,126.1

The following tables presents financial information for Symetra for the nine months ended September 30, 2015:

Nine months ended September 30, 2015
Millions
Symetra income statement data:
Net premiums earned	$539.3
Net investment income	994.3
Total revenues	1,605.9
Policy benefits	1,143.7
Total expenses	1,543.6
Net income	89.6
Comprehensive net loss	(234.1)

Hamer

On May 27, 2015, White Mountains sold its interest in Hamer LLC, a small manufacturing company that White Mountains received in 2012 in connection with the liquidation of a limited partnership fund, which resulted in a gain of $20.0 million recorded in other revenue. Prior to the sale, White Mountains recorded equity in earnings of $1.6 million for the six months ended June 30, 2015.

Note 15. Variable Interest Entities

BAM

As a mutual insurance company, BAM is owned by its members. BAM charges an insurance premium on each municipal bond insurance policy it writes. A portion of the premium is a member’s surplus contribution (“MSC”) and the remainder is a risk premium. In the event of a municipal bond refunding, the MSC from the original issuance can be reutilized, in effect serving as a credit against the total insurance premium on the refunding of the municipal bond. Issuers of debt insured by BAM are members of BAM so long as any of their BAM-insured debt is outstanding, and as members they have certain interests in BAM, including the right to vote for BAM’s directors and to receive dividends in the future, if declared.
The equity at risk funded by BAM’s members is not sufficient to fund its operations without the additional financial support provided by the BAM Surplus Notes and accordingly, BAM is considered to be a VIE.
At inception, BAM and HG Re also entered into the FLRT. HG Re provides first loss protection up to 15%-of-par outstanding on each municipal bond insured by BAM. In return, BAM cedes 60% of the risk premium charged for insuring the municipal bond, net of a ceding commission. HG Re’s obligations under the FLRT are satisfied by the assets in the Regulation 114 Trust and the Supplemental Trust.  Losses required to be reimbursed under the FLRT are subject to an aggregate limit equal to the assets held in the collateral trusts at any point in time.  In addition, under the FLRT, HG Holdings Ltd, a subsidiary of HG Global, has the right to designate two directors for election to BAM’s board of directors.
Since BAM is owned by its members, its equity and results of operations are included in non-controlling interests. However, White Mountains is required to consolidate BAM’s results in its financial statements because BAM is a VIE for which White Mountains is the primary beneficiary.

Prospector Offshore Fund

In 2015, White Mountains redeemed its interest in the Prospector Offshore Fund, Ltd. (the “Prospector Offshore Fund”) of which White Mountains’s owned 67.6% prior to the redemption on June 30, 2015. The consolidated results of the Prospector Offshore Fund are included in Other Operations from January 1, 2015 through June 30, 2015, at which point the results of the Prospector Offshore Fund were no longer consolidated by White Mountains. Prior to the redemption, White Mountains determined that the Prospector Offshore Fund was a VIE of which White Mountains was the primary beneficiary and was required to consolidate.

Note 16. Fair Value of Financial Instruments

White Mountains accounts for its financial instruments at fair value with the exception of the WTM Bank Facility, which was undrawn at December 31, 2017 and December 31, 2016, the MediaAlpha Bank Facility and the Previous MediaAlpha Bank Facility, which are recorded as debt at face value less unamortized original issue discount.
The following tables presents the fair value and carrying value of these financial instruments as of December 31, 2017 and December 31, 2016:

	December 31, 2017		December 31, 2016
Millions	Fair Value	Carrying Value	Fair Value	Carrying Value
MediaAlpha Bank Facility	$23.9	$23.8	$—	$—
Previous MediaAlpha Bank Facility	—	—	13.0	12.7

The fair value estimate for the MediaAlpha Bank Facility has been determined based on a discounted cash flows approach and is considered to be Level 3 measurement.

Note 17. Transactions with Related Persons

Prospector

Mr. John Gillespie, the founder and Managing Member of Prospector Partners, LLC (“Prospector”), retired from the White Mountains board of directors in May 2015. Until June 30, 2015, Prospector served as a discretionary adviser with respect to specified assets, primarily common equity securities and convertible fixed maturity investments, managed directly or through WM Advisors on behalf of White Mountains and other clients of WM Advisors. At that time, the investment management agreements between WM Advisors and Prospector and the Consulting Agreement described below were terminated.
Pursuant to an investment management agreements with WM Advisors and OneBeacon, Prospector charged WM Advisors and OneBeacon fees based on the amount of assets under management. During 2015, Prospector earned $2.1 million in total fees pursuant to the investment management agreements with WM Advisors and OneBeacon. Prospector also had a separate investment management agreement with Symetra that was terminated in the fourth quarter of 2015.
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
Prior to fully redeeming their interests on June 30, 2015, White Mountains and OneBeacon had interests in limited partnership investments managed by Prospector.  For the year ended December 31, 2015, White Mountains and OneBeacon incurred $0.4 million in management fees and $0.1 million in incentive fees.

Other Relationships and Transactions

During 2017, the Company repurchased shares from Franklin Mutual Advisers, a beneficial owner of the Company. On July 13, 2017, the Company repurchased 235,000 White Mountains common shares for $850.00 per share, the market price at the time the agreement was reached.
During 2016, the Company repurchased shares from Franklin Mutual Advisers in two transactions. On April 19, 2016, the Company repurchased 325,000 White Mountains common shares for $807.00 per share, the market price at the time the agreement was reached. On September 15, 2016, the Company repurchased 305,000 White Mountains common shares for $820.00 per share, the market price at the time the agreement was reached.
During 2015, the Company repurchased shares from Franklin Mutual Advisers in two transactions. On June 1, 2015, the Company repurchased 19,688 White Mountains common shares for $650.03 per share, the market price at the time the agreement was reached. On September 17, 2015, the Company repurchased 26,300 White Mountains common shares for $761.50, the market price at the time the agreement was reached.
WM Advisors provided investment advisory and management services to Symetra through the fourth quarter of 2016.  In August 2015, Symetra announced it had entered into a merger agreement with Sumitomo Life pursuant to which Sumitomo Life would acquire all of the outstanding shares of Symetra. Following the announcement and Symetra shareholders’ November 5, 2015 meeting to approve the transaction, White Mountains relinquished its representation on Symetra’s board of directors and Symetra was no longer a related party to White Mountains. During 2015, WM Advisors earned $8.0 million in fees from Symetra.

Note 18. Commitments and Contingencies

White Mountains leases certain office space under non-cancellable operating leases that expire on various dates through 2021. Rental expense for all of White Mountains’s locations was $3.5 million, $3.4 million and $2.0 million for the years ended December 31, 2017, 2016 and 2015. White Mountains also has various other lease obligations that are immaterial in the aggregate.  White Mountains’s future annual minimum rental payments required under non-cancellable leases, which are primarily for office space, are $2.7 million, $2.4 million, $2.2 million, and $9.1 million for the years 2018, 2019, 2020 and 2021 and thereafter.
White Mountains also has future binding commitments to fund certain other long-term investments. These commitments, which total $109.3 million, do not have fixed funding dates.

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
The following description presents significant legal contingencies, ongoing non-claims related litigation or arbitration as of December 31, 2017:

Esurance
On October 7, 2011, the Company completed the sale of its Esurance Holdings, Inc. and its subsidiaries and Answer Financial Inc. and its subsidiaries (the “Transferred Subsidiaries”) to The Allstate Corporation (“Allstate”) pursuant to a Stock Purchase Agreement dated as of May 17, 2011. Subject to specified thresholds and limits, the Company remains contingently liable to Allstate for specified matters related to the pre-closing period, including (a) losses of the Transferred Subsidiaries arising from extra-contractual claims and claims in excess of policy limits, (b) certain corporate reorganizations effected to remove entities from the Transferred Subsidiaries that were not being sold in the transaction, and (c) certain tax matters, including certain net operating losses being less than stated levels.

Sirius Tax Contingencies
A subsidiary of Sirius Group, which was sold by White Mountains in 2016, has been denied interest deductions by the Swedish Tax Authority (“STA”) for tax years 2013-2016.  The Swedish subsidiary has filed an appeal in the Swedish Administrative Court for tax year 2013 and will preserve its right to contest the STA’s decision for later years if needed.  Sirius Group believes it is more likely than not that it will prevail in the court proceedings.  However, if the ultimate decision in the Swedish courts is unfavorable, White Mountains would be required to indemnify Sirius Group for the tax effect of the interest deductions of approximately $19 million.

Note 19. Held for Sale and Discontinued Operations

OneBeacon

On September 28, 2017, Intact Financial Corporation completed its previously announced acquisition of OneBeacon in an all-cash transaction for $18.10 per share. White Mountains received total proceeds of $1.3 billion and recorded a gain of $554.6 million, net of transaction costs. For 2017 through the closing date of the transaction, net income from discontinued operations related to OneBeacon was $20.5 million. Net income from discontinued operations related to OneBeacon was $108.6 million and $38.2 million for the years ended December 31, 2016 and 2015.

Star & Shield

On March 7, 2017, White Mountains completed the sale of Star & Shield and its investment in SSIE surplus notes to K2 Insurances LLC. White Mountains did not recognize any gain or loss on the sale. Through December 31, 2016, Star & Shield’s assets and liabilities are reported as held for sale within White Mountains's GAAP financial statements.

Tranzact

On July 21, 2016, White Mountains completed the sale of Tranzact to an affiliate of Clayton, Dubilier & Rice, LLC and received net proceeds of $221.3 million at closing. On October 5, 2016, White Mountains received additional proceeds of $1.2 million following the release of the post-closing purchase price adjustment escrow. For the year ended December 31, 2016, White Mountains recorded $51.9 million of gain from the sale of Tranzact in discontinued operations in the statement of operations.
Through July 21, 2016, Tranzact's results of operations are reported as discontinued operations and assets and liabilities held for sale within White Mountains's GAAP financial statements. For the year ended December 31, 2016 and 2015, White Mountains recorded net income (loss) from discontinued operations of $6.1 million and $(1.9) million from Tranzact. White Mountains recognized a $21.4 million tax benefit in continuing operations related to the reversal of a valuation allowance that resulted from the gain on the sale of Tranzact recognized within discontinued operations. This tax benefit was recorded in continuing operations with an offsetting amount of net tax expense recorded in discontinued operations, including $30.2 million of tax expense recorded to gain from sale of Tranzact in discontinued operations and $8.8 million of tax benefit recorded to net income from discontinued operations.
During 2017, White Mountains recorded a $3.2 million increase to the gain from sale of Tranzact in discontinued operations as a result of state tax expense.

Sirius Group

On April 18, 2016, White Mountains completed the sale of Sirius Group to CMI for approximately $2.6 billion. $161.8 million of this amount was used to purchase certain assets to be retained by White Mountains out of Sirius Group, including shares of OneBeacon. The amount paid at closing was based on an estimate of Sirius Group’s closing date tangible common shareholder’s equity. During 2016, White Mountains recorded $363.2 million of gain from sale of Sirius Group in discontinued operations in the statement of operations and $113.3 million in other comprehensive income from discontinued operations. During 2017, White Mountains recorded a $0.7 million reduction to the gain from sale of Sirius Group as a result of a change to the valuation of the accrued incentive compensation payable to Sirius Group employees.
Through April 18, 2016, Sirius Group’s results are reported as discontinued operations and assets and liabilities held for sale within White Mountains’s GAAP financial statements. Assets held for sale did not include White Mountains’s investment in OneBeacon and certain other investments that were held in the Sirius Group legal entities. As of December 31, 2015, the value of these investments, net of related tax effects, was $686.2 million, of which $528.6 million related to Symetra. Net income (loss) from discontinued operations does not include White Mountains’s net investment income and net realized and unrealized investment gains (losses) associated with these investments. For the years ended December 31, 2016 and 2015, $3.7 million and $205.0 million, of which $200.8 million is related to Symetra, of net investment income and net realized and unrealized investment gains (losses), net of related tax effects, that were included in the Sirius Group legal entities have been excluded from net income (loss) from discontinued operations. For the years ended December 31, 2016 and 2015, White Mountains recorded $(4.3) million and $81.1 million of net (loss) income from discontinued operations and $32.0 million and $(65.0) million of other comprehensive income (loss) from Sirius Group.
The transactions to purchase the investments in OneBeacon and the other investments held by Sirius Group prior to the closing are presented in the statement of cash flows as net settlement of investment cash flows with discontinued operations.

Esurance

For the year ended December 31, 2015, White Mountains recorded a gain from sale of Esurance Holdings, Inc. and its subsidiaries and Answer Financial Inc. and its subsidiaries (collectively, “Esurance”) in discontinued operations of $17.9 million, which primarily related to a payment from Allstate for favorable development on loss reserves. Since the closing of the transaction through December 31, 2016, White Mountains has received a net amount of $28.3 million from Allstate, primarily related to the favorable development on loss reserves. See Note 18 — “Commitments and Contingencies”.
Net Assets Held for Sale

The following table presents the assets and liabilities associated with business classified as held for sale as of December 31, 2016. Amounts presented relate to OneBeacon, Star & Shield and SSIE and the Company’s Guilford, Connecticut property. Assets held for sale as of December 31, 2017 consist solely of the Company’s Guilford, Connecticut property, which is recorded at the amount of its estimated fair value, net of estimated costs of disposal, of $3.3 million. The related writedown of $3.7 million has been recorded within other expenses.

Millions	December 31, 2016
Assets held for sale
Fixed maturity investments, at fair value	$2,175.7
Short-term investments, at amortized cost (which approximates fair value)	112.3
Common equity securities, at fair value	188.7
Other long-term investments	150.5
Total investments	2,627.2
Cash	70.5
Reinsurance recoverable on unpaid losses	179.8
Insurance and reinsurance premiums receivable	229.8
Deferred acquisition costs	96.3
Deferred tax asset	126.7
Ceded unearned insurance and reinsurance premiums	44.2
Accounts receivable on unsettled investment sales	1.4
Goodwill and other intangible assets	1.2
Accrued investment income	11.3
Other assets	218.0
Total assets held for sale	$3,606.4
Liabilities held for sale
Loss and loss adjustment expense reserves	$1,370.6
Unearned insurance and reinsurance premiums	576.3
Debt	273.2
Accrued incentive compensation	44.3
Funds held under reinsurance treaties	153.0
Other liabilities	151.9
Total liabilities held for sale	2,569.3
Net assets held for sale	$1,037.1

Net Income (Loss) from Discontinued Operations

The following tables present the results of operations, including related income taxes associated with the business classified as discontinued operations. For the year ended December 31, 2017 and 2016, the amounts presented relate to OneBeacon, Sirius Group and Tranzact. For the year ended December 31, 2015, the amounts presented relate to OneBeacon, Sirius Group, Tranzact and Esurance. The results of discontinued operations from Sirius Group and Tranzact up to the closing date of the transaction inure to White Mountains.

	Year Ended December 31, 2017
Millions	OneBeacon	Sirius Group	Tranzact	Total
Revenues
Earned insurance premiums	$807.6	$—	$—	$807.6
Net investment income	39.7	—	—	39.7
Net realized and unrealized investment gains	38.8	—	—	38.8
Other revenues	7.7	—	—	7.7
Total revenues	893.8	—	—	893.8
Expenses
Loss and loss adjustment expenses	546.0	—	—	546.0
Insurance and reinsurance acquisition expenses	145.6	—	—	145.6
Other underwriting expenses	156.2	—	—	156.2
General and administrative expenses	21.2	—	—	21.2
Interest expense	10.0			10.0
Total expenses	879.0	—	—	879.0
Pre-tax income	14.8	—	—	14.8
Income tax benefit	5.7	—	—	5.7
Net income from discontinued operations	20.5	—	—	20.5
Gain (loss) from sale of discontinued operations, net of tax	554.5	(.7)	3.2	557.0
Total income (loss) from discontinued operations	575.0	(.7)	3.2	577.5
Change in foreign currency translation and other comprehensive income from discontinued operations, net of tax	.3	—	—	.3
Recognition of benefit plan assets and obligations from the sale of OneBeacon, net of tax	2.9	—	—	2.9
Comprehensive income (loss) from discontinued operations	$578.2	$(.7)	$3.2	$580.7

	Year Ended December 31, 2016
Millions	OneBeacon	Sirius Group	Tranzact	Total
Revenues
Earned insurance premiums	$1,100.6	$240.1	$—	$1,340.7
Net investment income	50.6	14.4	—	65.0
Net realized and unrealized investment gains (losses)	37.7	(1.5)	—	36.2
Other revenues	5.5	.6	119.6	125.7
Total revenues	1,194.4	253.6	119.6	1,567.6
Expenses
Loss and loss adjustment expenses	656.0	154.9	—	810.9
Insurance and reinsurance acquisition expenses	206.0	59.0	—	265.0
Other underwriting expenses	209.0	30.9	—	239.9
General and administrative expenses	14.2	10.4	116.7	141.3
Interest expense	13.1	7.9	3.2	24.2
Total expenses	1,098.3	263.1	119.9	1,481.3
Pre-tax income (loss)	96.1	(9.5)	(.3)	86.3
Income tax benefit	12.5	3.1	6.4	22.0
Net income (loss) from discontinued operations	108.6	(6.4)	6.1	108.3
Gain from sale of discontinued operations, net of tax	—	363.2	51.9	415.1
Total income from discontinued operations	108.6	356.8	58.0	523.4
Change in foreign currency translation and other comprehensive income from discontinued operations, net of tax	1.0	32.0	—	33.0
Recognition of foreign currency translation from sale of Sirius Group, net of tax	—	113.3	—	113.3
Comprehensive income from discontinued operations	$109.6	$502.1	$58.0	$669.7

	Year Ended December 31, 2015
Millions	OneBeacon	Sirius Group	Other Disc Ops	Total
Revenues
Earned insurance premiums	$1,176.2	$847.0	$—	$2,023.2
Net investment income	45.9	40.7	—	86.6
Net realized and unrealized investment (losses) gains	(35.1)	15.1	—	(20.0)
Other (loss) revenues	(.6)	(20.6)	186.2	165.0
Total revenues	1,186.4	882.2	186.2	2,254.8
Expenses
Loss and loss adjustment expenses	700.7	422.7	—	1,123.4
Insurance and reinsurance acquisition expenses	213.8	189.8	—	403.6
Other underwriting expenses	218.2	107.9	—	326.1
Interest expense	15.4	26.6	4.0	46.0
General and administrative expenses	13.0	27.0	185.3	225.3
Total expenses	1,161.1	774.0	189.3	2,124.4
Pre-tax income (loss)	25.3	108.2	(3.1)	130.4
Income tax benefit (expense)	12.9	(27.1)	.7	(13.5)
Net income (loss) from discontinued operations	38.2	81.1	(2.4)	116.9
Gain from sale of OneBeacon runoff, net of tax	.3	—	—	.3
Gain from sale of Esurance, net of tax	—	—	17.9	17.9
Total income from discontinued operations	38.5	81.1	15.5	135.1
Change in foreign currency translation and other comprehensive income from discontinued operations, net of tax	—	(65.0)	—	(65.0)
Comprehensive income from discontinued operations	$38.5	$16.1	$15.5	$70.1

Net Change in Cash from Discontinued Operations

The following table presents the net change in cash associated with the businesses classified as discontinued operations:

	Year ended December 31,
Millions	2017	2016	2015
Net cash provided from operations	$157.0	$23.6	$248.4
Net cash provided from (used for) investing activities	3.0	241.4	(100.5)
Net cash used for financing activities	(61.9)	(93.8)	(100.7)
Effect of exchange rate changes on cash	—	—	(4.5)
Net change in cash during the period	98.1	171.2	42.7
Cash balances at beginning of period	70.5	245.4	203.8
Net change in cash held for sale	(.9)	(.3)	(1.1)
Cash sold as part of sale of consolidated subsidiaries	(167.7)	(345.8)	—
Cash balances at end of period	$—	$70.5	$245.4

Earnings Per Share from Discontinued Operations

White Mountains calculates earnings per share using the two-class method, which allocates earnings between common and unvested restricted common shares. Both classes of shares participate equally in dividends and earnings on a per share basis. Basic earnings per share amounts are based on the weighted average number of common shares outstanding adjusted for unvested restricted common shares. Diluted earnings per share amounts are also impacted by the net effect of potentially dilutive common shares outstanding.
The following table presents the Company’s computation of earnings per share for discontinued operations for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Basic and diluted earnings per share numerators (in millions):
Net income attributable to White Mountains’s common shareholders	$627.2	$401.8	$295.2
Less: total income (loss) from continuing operations, net of tax	49.7	(121.6)	160.1
Net income from discontinued operations attributable to White Mountains’s common shareholders	577.5	523.4	135.1
Allocation of earnings to participating restricted common shares (1)	(7.3)	(6.8)	(1.6)
Basic and diluted earnings per share numerators	$570.2	$516.6	$133.5
Basic earnings per share denominators (in thousands):
Total average common shares outstanding during the period	4,293.8	5,014.9	5,879.2
Average unvested restricted common shares (3)	(54.3)	(64.8)	(68.0)
Basic earnings per share denominator	4,239.5	4,950.1	5,811.2
Diluted earnings per share denominator (in thousands):
Total average common shares outstanding during the period	4,293.8	5,018.1	5,879.2
Average unvested restricted common shares (3)	(54.3)	(64.8)	(68.0)
Diluted earnings per share denominator (4)	4,239.5	4,953.3	5,811.2
Basic earnings per share (in dollars) - discontinued operations:	$134.50	$104.37	$22.98
Diluted earnings per share (in dollars) - discontinued operations:	$134.50	$104.32	$22.98

(1)	Restricted shares issued by White Mountains contain dividend participation features, and therefore, are considered participating securities.

(2)	Net earnings attributable to White Mountains’s common shareholders, net of restricted share amounts, is equal to undistributed earnings for the years ended December 31, 2017, 2016 and 2015.

(3)	Restricted common shares outstanding vest either in equal annual installments or upon a stated date. See Note 10 — “Employee Share-Based Compensation Plans”.

(4)
The diluted earnings per share denominator for the years ended December 31, 2016 includes the impact of 40,000 common shares issuable upon exercise of the non-qualified options outstanding, which resulted in 3,217 incremental shares outstanding over the period. Prior periods do not include the impact of 125,000 common shares issuable upon exercise of the non-qualified options outstanding as they are anti-dilutive to the calculation.

Fair Value of Financial Instrument in Liabilities Held for Sale

The OBH Senior Notes are recorded as debt at face value less unamortized original issue discount. The following table presents the fair value and carrying value of this financial instrument as of December 31, 2016:

	December 31, 2016
Millions	Fair Value	Carrying Value
OBH Senior Notes	$274.2	$273.2

The fair value estimates for the OBH Senior Notes has been determined using quoted market prices. The OBH Senior Notes are considered a Level 2 measurement.

OneBeacon Surplus Notes in Assets Held for Sale

In the fourth quarter of 2014, in conjunction with OneBeacon’s sale of its runoff business to an affiliate of Armour Group Holdings Limited, OneBeacon provided financing in the form of surplus notes (the “OneBeacon Surplus Notes”) with a par value of $101.0 million, which had a fair value of $71.9 million as of December 31, 2016. The OneBeacon Surplus Notes, issued by one of the transferred entities, Bedivere Insurance Company (the “Issuer”) were in the form of both seller priority and pari passu notes.
Subsequent to the OneBeacon Transaction, the OneBeacon Surplus Notes are included in OneBeacon’s investment portfolio, classified within other long-term investments. The internal valuation model used to estimate the fair value of the OneBeacon Surplus Notes is based on discounted expected cash flows using information as of the measurement date.
The following table presents the valuation adjustments taken to arrive at estimated fair value of the OneBeacon Surplus Notes as of December 31, 2016:

Millions	December 31, 2016
Par Value	$101.0
Fair value adjustments to reflect:
Current market rates on public debt and contract-based repayments (1)	5.1
Regulatory approval (2)	(15.6)
Liquidity adjustment (3)	(18.6)
Total adjustments	(29.1)
Fair value	$71.9

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

Note 20. Financial Statement Revisions

In October 2017, White Mountains discovered that the former CEO of Wobi, one of its overseas portfolio companies, had been reporting overstated commission revenues and related receivables to White Mountains. Upon discovery of the overstatements, White Mountains initiated an investigation, conducted by outside counsel, of the reporting of these overstatements by Wobi to White Mountains. As a result of this investigation, White Mountains has revised certain of its previously issued financial statements. The revisions resulted in reductions to commission revenues (included in advertising and commission revenues) and commissions receivable (included in other assets). In addition, the overstatements led White Mountains to write down the goodwill and other intangible assets related to Wobi to zero. This write down is recorded in general and administrative expenses for the years ended December 31, 2016 and 2015. Wobi also conducted a separate investigation with the assistance of Israeli counsel to support the preparation of Wobi’s standalone financial statements. That separate investigation has been completed and its results did not materially impact White Mountains’s financial statements.
White Mountains evaluated the impact of the misstatements resulting from the overstatements at Wobi on prior periods’ financial statements in accordance with SEC Staff Accounting Bulletin (“SAB”) Topic 1.M, Materiality, and concluded the misstatements were not material to any previously reported financial statements. However, while not material to any previously reported annual or quarterly period, the aggregate amount of prior period misstatements could be material to White Mountains's results for the full fiscal year ended December 31, 2017. White Mountains has therefore revised all periods impacted including its consolidated balance sheets as of December 31, 2016 and 2015; and its consolidated statements of operations and comprehensive income, consolidated statements of changes in equity, cash flows and earnings per share for the years ended December 31, 2016 and 2015. The revisions also reflect a previously recorded out of period adjustment in 2015 and 2014.
The following tables presents the impact of these revisions to each of the previously reported consolidated statements. Amounts previously reported reflect the reclassification of OneBeacon, Sirius Group and Tranzact to discontinued operations for all applicable periods presented.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	As previously reported		Adjustments				As revised
	Years ended December 31,
Millions, except for per share amounts	2016	2015	2016		2015		2016	2015
Revenues:
Financial Guarantee (HG Global/BAM)
Financial Guarantee revenues	$16.7	$10.7	$—		$—		$16.7	$10.7

Marketing Technology (MediaAlpha)
Marketing Technology revenues	116.5	105.5	—		—		116.5	105.5

Other
Advertising & commission revenues	10.4	4.6	(8.6)		(2.7)		1.8	1.9
Other revenues (1)(2)	22.7	314.5	—		7.4		22.7	321.9
Other revenues	33.1	319.1	(8.6)		4.7		24.5	323.8
Total revenues	166.3	435.3	(8.6)		4.7		157.7	440.0
Expenses:
Financial Guarantee (HG Global/BAM)
Financial Guarantee expenses	43.4	40.1	—		—		43.4	40.1

Marketing Technology (MediaAlpha)
Marketing Technology expenses	120.6	107.5	—		—		120.6	107.5

Other
Other expenses (3)	137.6	154.5	3.0	(5)	8.2	(5)	140.6	162.7
Amortization of other intangible assets	1.2	1.2	(.8)		(.7)		.4	.5
Other expenses	138.8	155.7	2.2		7.5		141.0	163.2
Total expenses	302.8	303.3	2.2		7.5		305.0	310.8
Pre-tax (loss) income	(136.5)	132.0	(10.8)		(2.8)		(147.3)	129.2
Income benefit (expense)	32.9	(12.7)	—		—		32.9	(12.7)
Net (loss) income from continuing operations	(103.6)	119.3	(10.8)		(2.8)		(114.4)	116.5
Gain on sale of discontinued operations, net of tax	415.1	18.2	—		—		415.1	18.2
Net income from discontinued operations	108.3	116.9	—		—		108.3	116.9
Income before equity in earnings of unconsolidated affiliates	419.8	254.4	(10.8)		(2.8)		409.0	251.6
Equity in earnings of unconsolidated affiliates	—	25.1	—		—		—	25.1
Net income (4)	419.8	279.5	(10.8)		(2.8)		409.0	276.7
Net (income) loss attributable to non-controlling interests	(7.3)	18.1	.1		.4		(7.2)	18.5
Net income attributable to White Mountains's common shareholders	412.5	297.6	(10.7)		(2.4)		401.8	295.2
Other comprehensive income (loss), net of tax (1)	145.6	(100.4)	—		(7.4)		145.6	(107.8)
Comprehensive income	558.1	197.2	(10.7)		(9.8)		547.4	187.4
Comprehensive income attributable to non-controlling interests	(.3)	—	—		—		(.3)	—
Comprehensive income attributable to White Mountains's common shareholders	$557.8	$197.2	$(10.7)		$(9.8)		$547.1	$187.4
Basic and diluted earnings per share - continuing operations	$(22.13)	$27.63	$(2.13)		$(.41)		$(24.26)	$27.22
(1) In 2015, White Mountains recorded a foreign currency translation gain related to its investment in Symetra in net income when it should have been recorded through other comprehensive income. The correction to properly reflect the translation amount through other comprehensive income did not have any impact on comprehensive income attributable to White Mountains's common shareholders or to book value per share.
(2) Total other revenues include earned insurance premiums, net investment income, net realized and unrealized losses, and other revenues.
(3) Total other expenses include loss and loss adjustment expenses, insurance acquisition expenses, other underwriting expenses, cost of sales, general and administrative expenses, and interest expense.
(4) The adjustment to net income resulted in a corresponding adjustment in the statement of cash flows, with an offsetting adjustment to the change in other assets and liabilities within the operating cash flows section. There was no change to cash flows from operations, cash flows from investing activities or cash flows from financing activities.
(5) The adjustments to other expenses is primarily related to the write-off of goodwill and intangible assets for Wobi.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	As previously reported			Adjustments			As revised
	Years ended December 31,
Millions	2016	2015	2014	2016	2015	2014	2016	2015	2014

Common shares and paid-in surplus	$810.7	$978.2	$1,034.7	$—	$—	$—	$810.7	$978.2	$1,034.7

Retained earnings, beginning of year	3,084.9	3,010.5	2,801.9	(9.9)	(7.5)	(.5)	3,075.0	3,003.0	2,801.4
Share repurchases	(694.8)	(217.2)	(97.4)	—	—	—	(694.8)	(217.2)	(97.4)
Net income	412.5	297.6	312.2	(10.7)	(2.4)	(7.0)	401.8	295.2	305.2
Dividends	(5.4)	(6.0)	(6.2)	—	—	—	(5.4)	(6.0)	(6.2)
Retained earnings, end of year	2,797.2	3,084.9	3,010.5	(20.6)	(9.9)	(7.5)	2,776.6	3,075.0	3,003.0

Accumulated other comprehensive (loss) income, after-tax, beginning of year	(149.9)	(49.5)	52.1	—	7.4	.5	(149.9)	(42.1)	52.6
Net change in foreign currency translation	31.4	(65.8)	(168.2)	—	(7.4)	6.9	31.4	(73.2)	(161.3)
Net other changes in AOCI	113.9	(34.6)	66.6	—	—	—	113.9	(34.6)	66.6
Accumulated other comprehensive loss, after-tax, end of year	(4.6)	(149.9)	(49.5)	—	—	7.4	(4.6)	(149.9)	(42.1)

Total White Mountains Common Shareholders' Equity	3,603.3	3,913.2	3,995.7	(20.6)	(9.9)	(.1)	3,582.7	3,903.3	3,995.6

Non-controlling interests, beginning of year	454.8	542.7	491.7	(.5)	(.1)	—	454.3	542.6	491.7
Net income (loss)	7.3	(18.1)	(22.2)	(.1)	(.4)	(.1)	7.2	(18.5)	(22.3)
Other changes in NCI	(328.2)	(69.8)	73.2	—	—	—	(328.2)	(69.8)	73.2
Non-controlling interests, end of year	133.9	454.8	542.7	(.6)	(.5)	(.1)	133.3	454.3	542.6

Total equity	$3,737.2	$4,368.0	$4,538.4	$(21.2)	$(10.4)	$(.2)	$3,716.0	$4,357.6	$4,538.2

CONSOLIDATED BALANCE SHEETS

	December 31, 2016
Millions	As previously reported	Adjustments	As revised
Assets
Financial Guarantee (HG Global/BAM)
Financial Guarantee assets	$677.6	$—	$677.6

Marketing Technology (MediaAlpha)
Marketing Technology assets	57.6	—	57.6

Other
Investments	2,084.7	—	2,084.7
Goodwill	13.4	(5.8)	7.6
Other intangible assets	4.7	(3.7)	1.0
Other assets — commissions receivable	14.8	(14.8)	—
Other assets (1)	85.5	(.2)	85.3
Assets held for sale	3,606.4	—	3,606.4
Other segment assets	5,809.5	(24.5)	5,785.0

Total assets	$6,544.7	$(24.5)	$6,520.2
Liabilities
Financial Guarantee (HG Global/BAM)
Total Financial Guarantee liabilities	$108.9	$—	$108.9

Marketing Technology (MediaAlpha)
Total Marketing Technology liabilities	28.3	—	28.3

Other
Accrued incentive compensation	79.1	—	79.1
Other liabilities (2)	21.9	(3.3)	18.6
Liabilities held for sale	2,569.3	—	2,569.3
Total Other segment liabilities	2,670.3	(3.3)	2,667.0

Total liabilities	2,807.5	(3.3)	2,804.2

Equity
White Mountains's common shares	4.6	—	4.6
Paid in surplus	806.1	—	806.1
Retained earnings	2,797.2	(20.6)	2,776.6
Accumulated other comprehensive income, net of tax	(4.6)	—	(4.6)
Total White Mountains's common shareholders' equity	3,603.3	(20.6)	3,582.7
Non-controlling interests	133.9	(.6)	133.3
Total equity	3,737.2	(21.2)	3,716.0
Total liabilities and equity	$6,544.7	$(24.5)	$6,520.2

Note 21. Subsequent Events

DavidShield

On January 24, 2018, White Mountains acquired a 50% equity stake in DavidShield Life Insurance Agency (2000) Ltd. for approximately $28.0 million, its joint venture partner in PassportCard and a provider of expatriate medical and other accident and health insurance coverages.

CrossHarbor

On January 26, 2018, White Mountains entered into an agreement to invest up to $50.0 million in CrossHarbor Institutional Partners 2018, L.P. CrossHarbor Capital is an alternative investment management firm that invests in core-plus, value-add, and opportunistic commercial real estate transactions.

Kudu

On February 5, 2018, White Mountains entered into an agreement to invest up to $125.0 million in Kudu Investment Management, LLC (“Kudu”), a capital provider to asset management and wealth management firms. Through February of 2018, White Mountains has invested $1.8 million in Kudu.

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
We assessed the effectiveness of White Mountains’s internal control over financial reporting as of December 31, 2017. In making our assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, we have concluded that White Mountains maintained effective internal control over financial reporting as of December 31, 2017.
PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, has audited the effectiveness of White Mountains’s internal control over financial reporting as of December 31, 2017 as stated in their report which appears on page F-68.

February 28, 2018

/s/ G. MANNING ROUNTREE	/s/ REID T. CAMPBELL
Chief Executive Officer (Principal Executive Officer)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of White Mountains Insurance Group, Ltd.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of White Mountains Insurance Group, Ltd. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, statements of comprehensive income, statements of shareholders’ equity and statements of cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 28, 2018
We have served as the Company’s auditor since 1999.

SELECTED QUARTERLY FINANCIAL DATA
(Unaudited)

The following table presents selected quarterly financial data for 2017 and 2016. The quarterly financial data includes, in the opinion of management, all recurring adjustments necessary for a fair presentation of the results of operations for the interim periods. As a result of the sale of OneBeacon, Tranzact, Sirius Group, and Esurance, the results of operations for OneBeacon, Tranzact, Sirius Group and Esurance have been classified as discontinued operations and are now presented, net of related income taxes, as such in the statement of comprehensive income. See Note 19 — “Held for Sale and Discontinued Operations”.
Prior year amounts have been reclassified to conform to the current period’s presentation. Prior year amounts have also been adjusted for the impact of White Mountains’s financial statement revisions.

	2017 Three Months Ended				2016 Three Months Ended
Millions, except per share amounts	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Revenues	$114.0	$87.5	$83.5	$88.8	$(5.5)	$56.8	$48.4	$58.0
Expenses	108.8	79.1	85.7	92.4	69.0	70.6	74.1	91.3
Pre-tax income (loss)	5.2	8.4	(2.2)	(3.6)	(74.5)	(13.8)	(25.7)	(33.3)
Tax benefit	2.5	4.0	1.0	.3	10.2	17.1	4.0	1.6
Income (loss) from continuing operations	7.7	12.4	(1.2)	(3.3)	(64.3)	3.3	(21.7)	(31.7)
Income (loss) from discontinued operations, net of tax	4.3	539.1	2.8	31.3	8.0	84.4	383.6	47.4
Non-controlling interest in consolidated subsidiaries	10.5	10.6	12.0	1.0	17.4	3.1	(21.5)	(6.2)
Income (loss) attributable to White Mountains’s common shareholders	$22.5	$562.1	$13.6	$29.0	$(38.9)	$90.8	$340.4	$9.5
Income (loss) attributable to White Mountains’s common shareholders per share:
Basic
Continuing operations	$4.85	$5.36	$2.36	$(0.50)	$(10.27)	$1.31	$(8.47)	$(6.85)
Discontinued operations	1.15	125.45	.61	6.86	1.75	17.34	75.27	8.55
Total consolidated operations	$6.00	$130.81	$2.97	$6.36	$(8.52)	$18.65	$66.80	$1.70
Diluted
Continuing operations	$4.85	$5.36	$2.36	$(0.50)	$(10.27)	$1.31	$(8.47)	$(6.85)
Discontinued operations	1.15	125.45	.61	6.86	1.75	17.30	75.11	8.55
Total consolidated operations	$6.00	$130.81	$2.97	$6.36	$(8.52)	$18.61	$66.64	$1.70

The following tables present the impact of the financial statement revisions to previously reported selected quarterly financial data. See Note 20 — “Financial Statement Revisions”. The impact of the financial statement revisions for the three months ended September 30, 2016 was included in the period ended September 30, 2017 Form 10-Q.

	Three Months Ended June 30, 2017			Three Months Ended March 31, 2017
	As previously reported (1)			As previously reported (1)
Millions, except per share amounts		Adjustments	As revised		Adjustments	As revised
Revenues	$85.4	$(1.9)	$83.5	$93.5	$(4.7)	$88.8
Expenses	85.8	(.1)	85.7	92.2	.2	92.4
Pre-tax (loss) income	(.4)	(1.8)	(2.2)	1.3	(4.9)	(3.6)
Tax benefit	1.0		1.0	.3	—	.3
Income (loss) from continuing operations	.6	(1.8)	(1.2)	1.6	(4.9)	(3.3)
Income from discontinued operations, net of tax	2.8	—	2.8	31.3	—	31.3
Non-controlling interest in consolidated subsidiaries	12.1	(.1)	12.0	1.3	(.3)	1.0
Income attributable to White Mountains’s common shareholders	$15.5	$(1.9)	$13.6	$34.2	$(5.2)	$29.0
Income (loss) attributable to White Mountains’s common shareholders per share:
Basic
Continuing operations	$2.78	$(.42)	$2.36	$.65	$(1.15)	$(0.50)
Discontinued operations	.61	—	.61	6.86	—	6.86
Total consolidated operations	$3.39	$(.42)	$2.97	$7.51	$(1.15)	$6.36
Diluted
Continuing operations	$2.78	$(.42)	$2.36	$.65	$(1.15)	$(0.50)
Discontinued operations	.61	—	.61	6.86	—	6.86
Total consolidated operations	$3.39	$(.42)	$2.97	$7.51	$(1.15)	$6.36
(1) Amounts previously reported reflect the effect of reclassifying OneBeacon as discontinued operations. See Note 19 — “Held for Sale and Discontinued Operations”.

	Three Months Ended December 31, 2016
	As previously reported (1)
Millions, except per share amounts		Adjustments	As revised
Revenues	$.3	$(5.8)	$(5.5)
Expenses	69.1	(.1)	69.0
Pre-tax loss	(68.8)	(5.7)	(74.5)
Tax benefit	10.2	—	10.2
Loss from continuing operations	(58.6)	(5.7)	(64.3)
Income from discontinued operations, net of tax	8.0	—	8.0
Non-controlling interest in consolidated subsidiaries	17.3	.1	17.4
Loss attributable to White Mountains’s common shareholders	$(33.3)	$(5.6)	$(38.9)
(Loss) income attributable to White Mountains’s common shareholders per share:
Basic
Continuing operations	$(9.04)	$(1.23)	$(10.27)
Discontinued operations	1.75	—	1.75
Total consolidated operations	$(7.29)	$(1.23)	$(8.52)
Diluted
Continuing operations	$(9.04)	$(1.23)	$(10.27)
Discontinued operations	1.75	—	1.75
Total consolidated operations	$(7.29)	$(1.23)	$(8.52)
(1) Amounts previously reported reflect the effect of reclassifying OneBeacon, Tranzact, Sirius, and Esurance as discontinued operations. See Note 19 — “Held for Sale and Discontinued Operations”.

	Three Months Ended June 30, 2016			Three Months Ended March 31, 2016
	As previously reported (1)			As previously reported (1)
Millions, except per share amounts		Adjustments	As revised		Adjustments	As revised
Revenues	$49.2	$(.8)	$48.4	$58.8	$(.8)	$58.0
Expenses	74.3	(.2)	74.1	88.5	2.8	91.3
Pre-tax loss	(25.1)	(.6)	(25.7)	(29.7)	(3.6)	(33.3)
Tax benefit	4.0	—	4.0	1.6	—	1.6
Loss from continuing operations	(21.1)	(.6)	(21.7)	(28.1)	(3.6)	(31.7)
Income from discontinued operations, net of tax	383.6	—	383.6	47.4	—	47.4
Non-controlling interest in consolidated subsidiaries	(21.4)	(.1)	(21.5)	(6.3)	.1	(6.2)
Income attributable to White Mountains’s common shareholders	$341.1	$(.7)	$340.4	$13.0	$(3.5)	$9.5
(Loss) income attributable to White Mountains’s common shareholders per share:
Basic
Continuing operations	$(8.34)	$(.13)	$(8.47)	$(6.22)	$(.63)	$(6.85)
Discontinued operations	75.27	—	75.27	8.55	—	8.55
Total consolidated operations	$66.93	$(.13)	$66.80	$2.33	$(.63)	$1.70
Diluted
Continuing operations	$(8.34)	$(.13)	$(8.47)	$(6.22)	$(.63)	$(6.85)
Discontinued operations	75.11	—	75.11	8.55	—	8.55
Total consolidated operations	$66.77	$(.13)	$66.64	$2.33	$(.63)	$1.70
(1) Amounts previously reported reflect the effect of reclassifying OneBeacon, Tranzact, Sirius, and Esurance as discontinued operations. See Note 19 — “Held for Sale and Discontinued Operations”.

SCHEDULE I

WHITE MOUNTAINS INSURANCE GROUP, LTD.
SUMMARY OF INVESTMENTS—OTHER THAN
INVESTMENTS IN RELATED PARTIES
At December 31, 2017

Millions	Cost	Carrying Value	Fair Value
Fixed maturity investments:
U.S. Government and government agencies and authorities	$297.8	$296.5	$296.5
Debt securities issued by corporations	867.6	880.9	880.9
Mortgage and asset-backed securities	697.2	694.7	694.7
States, municipalities and political subdivisions	252.0	254.9	254.9
Foreign governments	2.6	2.7	2.7
Total fixed maturity investments	2,117.2	2,129.7	2,129.7
Short-term investments	176.1	176.1	176.1
Common equity securities:
Exchange traded funds	512.5	569.7	569.7
Banks, trust and insurance companies	12.8	16.3	16.3
Industrial, miscellaneous and other	214.4	280.1	280.1
Total common equity securities	739.7	866.1	866.1
Other long-term investments (1)	246.6	208.8	208.8
Total investments	$3,279.6	$3,380.7	$3,380.7

(1)	Includes carrying value of $(3.7) related to foreign currency forward contracts.

Schedules of the Registrant should be read in conjunction with the Consolidated Financial Statements and Notes.

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

CONDENSED BALANCE SHEETS(1)

	December 31,
Millions	2017	2016
Assets:
Cash	$14.9	$3.1
Fixed maturity investments, at fair value	869.6	80.0
Common equity securities, at fair value	641.8	—
Other long-term investments (2)	(3.7)	(1.2)
Short-term investments, at amortized cost	57.2	12.5
Other assets	30.9	21.8
Investments in consolidated subsidiaries (3)	1,914.8	4,877.6
Total assets	$3,525.5	$4,993.8
Liabilities:
Payable to subsidiary (4)	$11.8	$1,387.2
Other liabilities	21.2	23.9
Total liabilities	33.0	1,411.1
White Mountains’s common shareholders’ equity (3)	3,492.5	3,582.7
Total liabilities and equity	$3,525.5	$4,993.8
(1) These condensed unconsolidated financial statements reflect the results of operations, financial position and cash flows for the Company. Investments in wholly-owned and majority-owned subsidiaries are accounted for using the equity method. Under the equity method, investments in subsidiaries are recorded on the condensed balance sheets at the amount of the Company’s ownership percentage of the subsidiary’s GAAP book value. The income from subsidiaries is reported on a net basis as equity in earnings from consolidated and unconsolidated subsidiaries on the condensed statements of operations and comprehensive income. Capital contributions to and distributions from subsidiaries are presented within investing activities on the condensed statements of cash flows.
(2) As of December 31, 2017 and 2016, other investments includes $(3.7) and $(1.2) related to foreign currency forward contracts. See Note 7 — “Derivatives”.
(3) As of December 31, 2016, investments in consolidated affiliates and the Company’s common shareholders’ equity were revised to include the impact of the Wobi adjustments of $(20.6). See Note 20 — “Financial Statement Revisions”.
(4) During 2016, the Company used cash proceeds received from the issuance of debt to its direct wholly-owned subsidiary, Lone Tree Holdings, Ltd.(“LTH”), primarily to fund repurchases of its common shares.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME(1)

	Year Ended December 31,
Millions	2017	2016	2015
Revenues (loss) (including realized gains and losses)	$27.3	$(1.0)	$5.0
Expenses	99.7	68.2	59.9
Pre-tax loss	(72.4)	(69.2)	(54.9)
Income tax expense	(1.4)	(.5)	—
Net loss	(73.8)	(69.7)	(54.9)
Equity in earnings from consolidated and unconsolidated subsidiaries (2)	701.0	471.5	350.1
Net income attributable to White Mountains’s common shareholders	627.2	401.8	295.2
Other comprehensive income (loss) items, after-tax	3.3	145.3	(100.4)
Comprehensive income attributable to White Mountains’s common shareholders	$630.5	$547.1	$194.8
Computation of net income available to common shareholders:
Net income available to common shareholders	$627.2	$401.8	$295.2
(1) These condensed unconsolidated financial statements reflect the results of operations, financial position and cash flows for the Company. Investments in wholly-owned and majority-owned subsidiaries are accounted for using the equity method. Under the equity method, investments in subsidiaries are recorded on the condensed balance sheets at the amount of the Company’s ownership percentage of the subsidiary’s GAAP book value. The income from subsidiaries is reported on a net basis as equity in earnings of subsidiaries on the condensed statements of operations and comprehensive income. Capital contributions to and distributions from subsidiaries are presented within investing activities on the condensed statements of cash flows.
(2) During 2016 and 2015, equity in earnings from consolidated and unconsolidated affiliates was revised to include the impact of the Wobi adjustments of $(10.7) and $(2.4). See Note 20 — “Financial Statement Revisions”.

Schedules of the Registrant should be read in conjunction with the Consolidated Financial Statements and Notes.

SCHEDULE II
(continued)
CONDENSED STATEMENTS OF CASH FLOWS (1)(2)

	Year Ended December 31,
Millions	2017	2016	2015
Net income attributable to White Mountains’s common shareholders (3)	$627.2	$401.8	$295.2
Charges (credits) to reconcile net income to net cash from operations:
Net realized and unrealized investment (gains) losses on sales of investments	(18.5)	1.1	—
Undistributed earnings from subsidiaries (3)	(701.0)	(471.5)	(350.1)
Other non-cash reconciling items, primarily amortization of restricted share and option awards (4)	31.1	17.9	(.4)
Accumulated earnings distributed from subsidiary in cash (5)	1,256.7	—	—
Net change in other assets and liabilities (6)	(4.9)	(5.6)	28.1
Net cash provided from (used for) operations	1,190.6	(56.3)	(27.2)
Cash flows from investing activities:
Net change in short-term investments	(24.7)	10.9	7.6
Purchases of investment securities	(474.7)	—	—
Sales and maturities of investment securities	367.1	—	—
Issuance of debt from subsidiaries (7)	382.0	992.0	271.0
Repayment of debt to subsidiaries	—	(5.0)	(35.0)
Contributions to subsidiaries (8)	(700.0)	—	—
Distributions from subsidiaries (9)	—	—	15.0
Net cash provided from investing activities	(450.3)	997.9	258.6
Cash flows from financing activities:
Draw down of revolving line of credit (10)	350.0	350.0	125.0
Repayment of revolving line of credit (10)	(350.0)	(400.0)	(75.0)
Proceeds from issuances of common shares	—	3.7	—
Repurchases and retirement of common shares (7)	(714.6)	(881.3)	(268.6)
Dividends paid on common shares	(4.6)	(5.4)	(6.0)
Payments of restricted shares withholding taxes	(9.3)	(5.8)	(6.7)
Net cash used for financing activities	(728.5)	(938.8)	(231.3)
Net increase in cash during the year	11.8	2.8	.1
Cash balance at beginning of year	3.1	.3	.2
Cash balance at end of year	$14.9	$3.1	$.3
Supplemental cash flow information:
Interest paid	$(.6)	$(1.2)	$—
(1) These condensed unconsolidated financial statements reflect the results of operations, financial position and cash flows for the Company. Investments in wholly-owned and majority-owned subsidiaries are accounted for using the equity method. Under the equity method, investments in subsidiaries are recorded on the condensed balance sheets at the amount of the Company’s ownership percentage of the subsidiary’s GAAP book value. The income from subsidiaries is reported on a net basis as equity in earnings of subsidiaries on the condensed statements of operations and comprehensive income. Capital contributions to and distributions from subsidiaries are presented within investing activities on the condensed statements of cash flows.
(2) During 2017, LTH, a direct wholly-owned subsidiary of the Company, merged into the Company. The merger was treated as a liquidation for financial statement purposes. As part of the liquidation, significant non-cash balances that were transferred from LTH to the Company included ending net equity of $2,810.4, intercompany balances of $1,863.1, investments in its subsidiaries of $964.4, short-term investments of $13.0 and other liabilities of $14.1.
(3) During 2016 and 2015, net income attributable to White Mountains’s common shareholders and undistributed earnings from subsidiaries was revised to include the impact of the Wobi adjustments of $(10.7) and $(2.4). See Note 20 — “Financial Statement Revisions”.
(4) For the years ended December 31, 2017, 2016, and 2015, amortization of restricted share and option awards was $14.8, $18.5 and $14.9.
(5) During 2017, as part of its liquidation into the Company, LTH transferred $1,256.7 of cash, which included $1,037.6 of the proceeds from the sale of OneBeacon, to the Company.
(6) For 2017, 2016 and 2015, net change in other assets and liabilities also included a $11.6, $0.2, and $2.4 net change in payables to the Company’s subsidiaries.

(7)
During 2017, the Company had non-cash issuance of debt from LTH of $94.2. During 2017, 2016 and 2015, the Company used cash proceeds received from the issuance of debt from LTH, primarily to fund repurchases of its common shares.

(8) During 2017, the Company contributed $700.0 to its direct wholly-owned subsidiary, Guilford Holdings, Inc.

(9)
During 2017, the Company received non-cash distributions of $1,238.9 from LTH, prior to its liquidation. The distribution was completed through the transfer of fixed maturity investments and common equity securities. During 2016, the Company received a non-cash distribution of $80.0 from LTH. The distribution was completed through the transfer of fixed maturity investments. During 2015, the Company received cash distributions of $15.0 from LTH.

(10)	The WTM Bank Facility presented in Note 5 — “Debt” is a direct obligation of the Registrant.

Schedules of the Registrant should be read in conjunction with the Consolidated Financial Statements and Notes.

SCHEDULE III

WHITE MOUNTAINS INSURANCE GROUP, LTD.
SUPPLEMENTARY INSURANCE INFORMATION (3)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J	Column K
Millions Segment	Deferred acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable	Premiums earned	Net investment income (1)	Benefits, claims, losses, and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses	Premiums written
Years ended:
December 31, 2017
HG Global/BAM	$14.8	$—	$136.8	$—	$9.4	$12.3	$—	$4.0	$.4	$63.2
Other operations (2)	—	—	—	—	1.0	—	1.1	.1	—	0.9
December 31, 2016
HG Global/BAM	10.6	—	82.9	—	5.9	9.0	—	3.4	.4	38.6
Other operations (2)	—	—	—	—	7.5	.2	8.0	2.2	.1	6.5
December 31, 2015
HG Global/BAM	6.9	—	50.2	—	3.3	6.1	—	2.9	.4	25.9
Other operations (2)	—	—	—	—	8.7	.2	8.2	3.4	—	10.1
(1) The amounts shown exclude net investment income relating to non-insurance operations of $43.7, $22.9 and $4.6 for the twelve months ended December 31, 2017, 2016 and 2015, respectively.
(2) The Other operations amounts shown relate to SSIE. White Mountains completed the sale of SSIE on March 7, 2017. See Note 19 — “Held for Sale and Discontinued Operations”.
(3) Schedule excludes activity related to OneBeacon and Sirius Group for all periods presented. See Note 19 — “Held for Sale and Discontinued Operations”.

Schedules of the Registrant should be read in conjunction with the Consolidated Financial Statements and Notes.

SCHEDULE IV

WHITE MOUNTAINS INSURANCE GROUP, LTD.
REINSURANCE (2)

Column A	Column B	Column C	Column D	Column E	Column F
$ in millions Premiums earned	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
Years ended:
December 31, 2017
HG Global/BAM	$9.4	$—	$—	$9.4	—%
Other operations (1)	1.0	—	—	1.0	—
December 31, 2016
HG Global/BAM	5.9	—	—	5.9	—%
Other operations (1)	15.2	(7.7)	—	7.5	—
December 31, 2015
HG Global/BAM	3.3	—	—	3.3	—%
Other operations (1)	20.7	(12.0)	$—	8.7	—%

(1)	The Other operations amounts shown relate to SSIE. White Mountains completed the sale of SSIE on March 7, 2017. See Note 19 — “Held for Sale and Discontinued Operations”.

(2)	Schedule excludes activity related to OneBeacon and Sirius Group for all periods presented. See Note 19 — “Held for Sale and Discontinued Operations”.

Schedules of the Registrant should be read in conjunction with the Consolidated Financial Statements and Notes.

SCHEDULE VI

WHITE MOUNTAINS INSURANCE GROUP, LTD.
SUPPLEMENTAL INFORMATION FOR PROPERTY AND CASUALTY INSURANCE UNDERWRITERS (2)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H		Column I	Column J	Column K
Millions	Deferred acquisition costs	Reserves for Unpaid Claims and Claims Adjustment Expenses	Discount, if any, deducted in Column C	Unearned Premiums	Earned Premiums	Net investment income	Claims and Claims Adjustment Expenses Incurred Related to		Amortization of deferred policy acquisition costs	Paid Claims and Claims Adjustment Expenses	Premiums written
Affiliation with registrant							Current Year	Prior Year
Other operations (1):
2017	$—	$—	$—	$—	$1.0	$—	$1.1	$—	$0.1	$—	$0.9
2016	—	—	—	—	7.5	.2	8.6	(0.6)	2.2	8.8	6.5
2015	—	—	—	—	8.7	.2	10.4	(2.2)	3.4	10.4	10.1

(1)	The Other operations amounts shown relate to SSIE. White Mountains completed the sale of SSIE on March 7, 2017. See Note 19 — “Held for Sale and Discontinued Operations”.

(2)	Schedule excludes amounts related to OneBeacon and Sirius Group for all periods presented. See Note 19 — “Held for Sale and Discontinued Operations”.

Schedules of the Registrant should be read in conjunction with the Consolidated Financial Statements and Notes.