Form 10-Q
period 2018-03-31
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2018-05-02
CIK 776867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2018

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

As of May 1, 2018, 3,753,405 common shares with a par value of $1.00 per share were outstanding (which includes 41,509 restricted common shares that were not vested at such date).

WHITE MOUNTAINS INSURANCE GROUP, LTD.

Part I.FINANCIAL INFORMATION.

Item 1.	Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
Millions, except share and per share amounts
Assets	Unaudited
Financial Guarantee (HG Global/BAM)
Fixed maturity investments, at fair value	$622.1	$623.6
Short-term investments, at fair value	88.0	69.8
Total investments	710.1	693.4
Cash	9.4	25.6
Insurance premiums receivable	5.2	4.5
Deferred acquisition costs	15.9	14.8
Accrued investment income	4.4	3.4
Accounts receivable on unsettled investment sales	—	.1
Other assets	5.1	5.6
Total Financial Guarantee assets	750.1	747.4

Marketing Technology (MediaAlpha)
Cash	15.9	9.1
Goodwill and other intangible assets	50.8	53.7
Accounts receivable from publishers and advertisers	35.4	32.4
Other assets	1.6	1.3
Total Marketing Technology assets	103.7	96.5

Other
Fixed maturity investments, at fair value	711.7	1,506.1
Short-term investments, at fair value	675.0	106.3
Common equity securities, at fair value	945.6	866.1
Other long-term investments	253.1	208.8
Total investments	2,585.4	2,687.3
Cash	94.9	62.4
Accrued investment income	10.7	13.9
Accounts receivable on unsettled investment sales	14.0	20.9
Goodwill and other intangible assets	8.4	8.4
Other assets	16.5	19.1
Assets held for sale	3.3	3.3
Total Other assets	2,733.2	2,815.3
Total assets	$3,587.0	$3,659.2
 See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	March 31, 2018	December 31, 2017
Millions, except share and per share amounts
Liabilities	Unaudited
Financial Guarantee (HG Global/BAM)
Unearned insurance premiums	$140.2	$136.8
Accrued incentive compensation	8.4	18.2
Accounts payable on unsettled investment purchases	18.8	.6
Other liabilities	12.2	11.4
Total Financial Guarantee liabilities	179.6	167.0

Marketing Technology (MediaAlpha)
Debt	21.5	23.8
Amounts due to publishers and advertisers	37.4	31.6
Accrued incentive compensation	.9	2.0
Other liabilities	.9	2.4
Total Marketing Technology liabilities	60.7	59.8

Other
Accrued incentive compensation	23.7	60.6
Accounts payable on unsettled investment purchases	17.7	—
Other liabilities	9.5	11.0
Total Other liabilities	50.9	71.6
Total liabilities	291.2	298.4

Equity
White Mountains’s common shareholders’ equity
White Mountains’s common shares at $1 par value per share—authorized 50,000,000 shares; issued and outstanding 3,753,405 and 3,750,171 shares	3.8	3.8
Paid-in surplus	671.5	666.8
Retained earnings	2,765.0	2,823.2
Accumulated other comprehensive loss, after-tax:
Net unrealized foreign currency translation losses	(1.3)	(1.3)
Total White Mountains’s common shareholders’ equity	3,439.0	3,492.5
Non-controlling interests	(143.2)	(131.7)
Total equity	3,295.8	3,360.8
Total liabilities and equity	$3,587.0	$3,659.2
See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
Millions	2018	2017
Revenues:
Financial Guarantee (HG Global/BAM)
Earned insurance premiums	$3.0	$2.0
Net investment income	3.7	2.6
Net realized and unrealized investment (losses) gains	(7.9)	1.3
Other revenues	.2	.4
Total Financial Guarantee revenues	(1.0)	6.3
Marketing Technology (MediaAlpha)
Advertising & commission revenues	70.1	32.5
Other revenues	1.6	—
Total Marketing Technology revenues	71.7	32.5
Other
Earned insurance premiums	—	1.0
Net investment income	16.0	10.2
Net realized and unrealized investment (losses) gains	(45.8)	35.0
Advertising & commission revenues	.9	1.3
Other revenues	.3	2.5
Total Other revenues	(28.6)	50.0
Total revenues	42.1	88.8

Expenses:
Financial Guarantee (HG Global/BAM)
Insurance acquisition expenses	1.4	1.2
Other underwriting expenses	.1	.1
General and administrative expenses	11.8	10.6
Total Financial Guarantee expenses	13.3	11.9
Marketing Technology (MediaAlpha)
Cost of Sales	57.4	27.7
General and administrative expenses	11.2	3.2
Amortization of other intangible assets	2.9	2.4
Interest expense	.4	.2
Total Marketing Technology expenses	71.9	33.5
Other
Loss and loss adjustment expenses	—	1.1
Insurance acquisition expense	—	.1
Cost of sales	.7	1.1
General and administrative expenses	22.0	44.5
Interest expense	.2	.2
Total Other expenses	22.9	47.0
Total expenses	108.1	92.4
Pre-tax loss from continuing operations	(66.0)	(3.6)
Income tax (expense) benefit	(.7)	.3
Net loss from continuing operations	(66.7)	(3.3)
Gain (loss) from sale of discontinued operations, net of tax	.1	(1.0)
Net income from discontinued operations, net of tax	—	32.3
Net (loss) income	(66.6)	28.0
Net loss attributable to non-controlling interests	18.6	1.0
Net (loss) income attributable to White Mountains’s common shareholders	$(48.0)	$29.0
See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
Millions	2018	2017
Net (loss) income attributable to White Mountains’s common shareholders	$(48.0)	$29.0
Other comprehensive income, net of tax:
Other comprehensive income, net of tax	—	.1
Comprehensive income from discontinued operations, net of tax	—	.1
Comprehensive (loss) income	(48.0)	29.2
Comprehensive income attributable to non-controlling interests	—	—
Comprehensive (loss) income attributable to White Mountains’s common shareholders	$(48.0)	$29.2
See Notes to Consolidated Financial Statements.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
(LOSS) EARNINGS PER SHARE (Unaudited)

	Three Months Ended March 31,
	2018	2017
Basic (loss) earnings per share
Continuing operations	$(12.85)	$(0.52)
Discontinued operations	0.03	6.86
Total consolidated operations	$(12.82)	$6.34
Diluted (loss) earnings per share
Continuing operations	$(12.85)	$(0.52)
Discontinued operations	0.03	6.86
Total consolidated operations	$(12.82)	$6.34
Dividends declared and paid per White Mountains’s common share	$1.00	$1.00
See Notes to Consolidated Financial Statements.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	White Mountains’s Common Shareholders’ Equity
(Millions)	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Non-controlling interest	Total Equity
Balance at January 1, 2018	$670.6	$2,823.2	$(1.3)	$3,492.5	$(131.7)	$3,360.8
Net (loss) income	—	(48.0)	—	(48.0)	(18.6)	(66.6)
Net change in foreign currency translation	—	—	—	—	—	—
Total comprehensive income	—	(48.0)	—	(48.0)	(18.6)	(66.6)
Dividends declared on common shares	—	(3.8)	—	(3.8)	—	(3.8)
Dividends to non-controlling interests	—	—	—	—	(.3)	(.3)
Repurchases and retirements of common shares	(1.9)	(6.4)	—	(8.3)	—	(8.3)
Recognition of equity-based units of subsidiary	4.1	—	—	4.1	2.3	6.4
Dilution from equity-based units of subsidiary	(.9)	—	—	(.9)	.9	—
Capital contributions from BAM members, net of tax	—	—	—	—	4.2	4.2
Amortization of restricted share awards	3.4	—	—	3.4	—	3.4
Balance at March 31, 2018	$675.3	$2,765.0	$(1.3)	$3,439.0	$(143.2)	$3,295.8

	White Mountains’s Common Shareholders’ Equity
(Millions)	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Non-controlling interest	Total Equity
Balance at January 1, 2017	$810.7	$2,776.6	$(4.6)	$3,582.7	$133.3	$3,716.0
Net income (loss)	—	29.0	—	29.0	(1.0)	28.0
Net change in foreign currency translation and benefit plan assets and obligations	—	—	.2	.2	—	.2
Total comprehensive income (loss)	—	29.0	.2	29.2	(1.0)	28.2
Dividends declared on common shares	—	(4.6)	—	(4.6)	—	(4.6)
Dividends to non-controlling interests	—	—	—	—	(6.6)	(6.6)
Repurchases and retirements of common shares	(1.4)	(5.1)	—	(6.5)	(1.1)	(7.6)
Dilution from restricted shares issued at OneBeacon	(4.1)	—	—	(4.1)	4.1	—
Capital contributions from BAM members, net of tax	—	—	—	—	7.0	7.0
Amortization of restricted share awards	2.6	—	—	2.6	.2	2.8
Deconsolidation of non-controlling interests associated with the sale of Tranzact	—	—	—	—	(4.4)	(4.4)
Balance at March 31, 2017	$807.8	$2,795.9	$(4.4)	$3,599.3	$131.5	$3,730.8
See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(Millions)	2018	2017
Cash flows from operations:
Net loss (income)	(66.6)	$28.0
Charges (credits) to reconcile net income to net cash used for operations:
Net realized and unrealized investment losses	53.7	(36.3)
Deferred income benefit	(.8)	(3.0)
Net income from discontinued operations	—	(32.3)
Net (gain) loss from sale of discontinued operations, net of tax	(.1)	1.0
Amortization of restricted share and option awards	3.2	1.8
Amortization and depreciation	4.8	5.8
Net change in unearned insurance premiums	3.4	17.4
Net change in deferred acquisition costs	(1.1)	(1.3)
Net change in other assets and liabilities, net	(41.3)	(35.9)
Net cash used for operations - continuing operations	(44.8)	(54.8)
Net cash provided from (used for) operations - discontinued operations	.1	(1.3)
Net cash provided from used for operations	(44.7)	(56.1)
Cash flows from investing activities:
Net change in short-term investments	(587.5)	36.1
Sales of fixed maturity and convertible investments	1,266.5	375.4
Maturities, calls and paydowns of fixed maturity and convertible investments	40.6	70.2
Sales of common equity securities	14.4	15.9
Distributions and redemptions of other long-term investments and settlements of forward contracts	(6.9)	3.2
Net settlement of investment cash flows and contributions with discontinued operations	.1	—
Purchases of other long-term investments	(46.0)	(21.6)
Purchases of common equity securities	(109.4)	(111.9)
Purchases of fixed maturity and convertible investments	(537.1)	(363.4)
Net change in unsettled investment purchases and sales	42.9	3.1
Net acquisitions of property and equipment	(.1)	—
Net cash provided from investing activities - continuing operations	77.5	7.0
Net cash (used for) provided from investing activities - discontinued operations	(.1)	32.3
Net cash provided from investing activities	77.4	39.3
Cash flows from financing activities:
Repayment of debt and revolving line of credit	(2.3)	(1.2)
Cash dividends paid to the Company’s common shareholders	(3.8)	(4.6)
Distribution to non-controlling interest shareholders	—	(.3)
Contributions from discontinued operations	—	15.1
Capital contributions from BAM members	4.9	9.6
Restricted share statutory withholding tax payments	(8.4)	(6.5)
Net cash used for financing activities - continuing operations	(9.6)	12.1
Net cash used for financing activities - discontinued operations	—	(21.0)
Net cash used for financing activities	(9.6)	(8.9)
Net change in cash during the period - continuing operations	23.1	(35.7)
Cash balances at beginning of period (excludes discontinued operations cash balances of $0.0 and $70.5)	97.1	80.2
Add: cash held for sale, excluding discontinued operations, at the beginning of period	—	.9
Less: cash held for sale, excluding discontinued operations, at the end of period	—	—
Cash balances at end of period (excludes discontinued operations cash balances of $0.0 and $79.6)	$120.2	$45.4
Supplemental cash flows information:
Interest paid	$(.3)	$(.2)
Net income tax refunds	$.2	$—
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

Consolidation Principles
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
Intercompany transactions have been eliminated in consolidation. Certain amounts in the prior period financial statements have been reclassified to conform to the current presentation. These interim financial statements include all adjustments considered necessary by management to fairly state the financial position, results of operations and cash flows of White Mountains. These interim financial statements may not be indicative of financial results for the full year and should be read in conjunction with the Company’s 2017 Annual Report on Form 10-K.

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

Reportable Segments
White Mountains has determined its reportable segments based on the nature of the underlying businesses, the manner in which the Company’s subsidiaries and affiliates are organized and managed and the organization of the financial information provided to the chief operating decision maker to assess performance and make decisions regarding allocation of resources. White Mountains’s reportable segments are HG Global/BAM, MediaAlpha and Other Operations. See Note 12 — “Segment Information”.
The HG Global/BAM segment consists of HG Global Ltd. and its wholly-owned subsidiaries (“HG Global”) and the consolidated results of Build America Mutual Assurance Company (“BAM”) (collectively, “HG Global/BAM”). BAM is the first and only mutual municipal bond insurance company in the United States. By insuring the timely payment of principal and interest, BAM provides market access to, and lowers interest expense for, issuers of municipal bonds used to finance essential public purposes such as schools, utilities and transportation facilities. BAM is owned by and operated for the benefit of its members, the municipalities that purchase BAM’s insurance for their debt issuances. HG Global was established to fund the startup of BAM and, through its wholly-owned subsidiary, HG Re Ltd. (“HG Re”), to provide up to 15%-of-par, first loss reinsurance protection for policies underwritten by BAM. HG Global, together with its subsidiaries, provided the initial capitalization of BAM through the purchase of $503.0 million of surplus notes issued by BAM (the “BAM Surplus Notes”). As of March 31, 2018, $499.0 million of the surplus notes remain outstanding. As of March 31, 2018 and December 31, 2017, White Mountains owned 96.9% of HG Global’s preferred equity and 88.4% of its common equity. White Mountains does not have an ownership interest in BAM. However, White Mountains is required to consolidate BAM’s results in its financial statements because BAM is a VIE for which White Mountains is the primary beneficiary. BAM’s results are attributed to non-controlling interests.

The MediaAlpha segment consists of QL Holdings LLC and its wholly-owned subsidiary QuoteLab, LLC (collectively “MediaAlpha”). MediaAlpha is a leading marketing technology company that develops technology that enables the programmatic buying and selling of vertical-specific, performance-based media between advertisers (buyers of advertising inventory) and publishers (sellers of advertising inventory) through cost-per-click, cost-per-call and cost-per-lead pricing models. MediaAlpha's media buying platform enables advertisers to create and automate data-driven bidding strategies designed to improve the efficiency and enhance overall performance of their marketing campaigns that target high-intent consumers at the time and place they are ready to purchase. MediaAlpha’s publisher platform is used by publishers to sell their vertical-specific, performance-based media to advertisers through transparent, programmatic, auction-based marketplaces. MediaAlpha works with 550 advertisers and 325 publishers across a number of insurance (auto, motorcycle, home, renter, health and life) and non-insurance (travel, education, personal finance and home services) verticals.
White Mountains’s Other Operations segment consists of the Company, its wholly-owned subsidiary, White Mountains Capital, Inc. (“WM Capital”), its wholly-owned investment management subsidiary, White Mountains Advisors LLC (“WM Advisors”), and its other intermediate holding companies, as well as certain consolidated and unconsolidated private capital and other investments. The consolidated private capital investments include Wobi Insurance Agency Ltd. (“Wobi”) and Removal Stars Ltd. (“Buzzmove”). During 2017, White Mountains revised certain of its previously issued financial statements for amounts relating to Wobi. See Note 17 — “Financial Statement Revisions”.

Discontinued Operations and Assets and Liabilities Held for Sale
On September 28, 2017, Intact Financial Corporation completed its acquisition of OneBeacon Insurance Group, Ltd. (“OneBeacon”) in an all-cash transaction for $18.10 per share (the “OneBeacon Transaction”). On July 21, 2016, White Mountains completed its sale of Tranzact Holdings, LLC (“Tranzact”) to an affiliate of Clayton, Dubilier & Rice, LLC. On April 18, 2016, White Mountains completed its sale of Sirius International Insurance Group, Ltd. (“Sirius Group”) to CM International Pte. Ltd. and CM Bermuda Limited (collectively “CMI”), the Singapore-based investment arm of China Minsheng Investment Corp., Ltd. White Mountains has presented the results of OneBeacon, Tranzact and Sirius Group as discontinued operations in the statement of operations and comprehensive income and their assets and liabilities as held for sale in the balance sheet for all periods prior to the completion of each transaction.
White Mountains has classified its Guilford, Connecticut property, which consists of an office building and adjacent land, as held for sale as of March 31, 2018 and December 31, 2017. See Note 16 — “Held for Sale and Discontinued Operations”.

Significant Accounting Policies
  Refer to the Company’s 2017 Annual Report on Form 10-K for a complete discussion regarding White Mountains’s significant accounting policies.

Recently Adopted Changes in Accounting Principles

Revenue Recognition
On January 1, 2018, White Mountains adopted ASU 2014-09, Revenue from Contracts with Customers (ASC 606), which modifies the guidance for revenue recognition. Under ASU 2014-09, revenue is recognized at an amount that reflects the consideration to which an entity expects to be entitled once it fulfills its performance obligations under the terms of its contract with the customer. The scope of the new guidance includes agent commissions and other non-insurance revenues. Adoption of ASU 2014-09 did not have any impact on White Mountains's financial statements.
Share-Based Compensation
On January 1, 2018, White Mountains adopted ASU 2017-09, Stock Compensation: Scope of Modification Accounting (ASC 718), which narrows the scope of transactions subject to modification accounting to changes in terms of an award that result in a change in the award’s fair value, vesting conditions or classification. Adoption of ASU 2017-09 did not have any impact on White Mountains’s financial statements.
On January 1, 2017, White Mountains adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (ASC 718) which simplifies certain aspects of the accounting for share-based compensation. The new guidance provides an accounting policy election to account for forfeitures by either applying an assumption, as required under existing guidance, or by recognizing forfeitures when they actually occur. At adoption, White Mountains did not change its accounting policy for forfeitures, which is to apply an assumed forfeiture rate. The new guidance has also changed the threshold for partial cash settlement to settle statutory withholding requirements for equity classified awards, increasing the threshold up to the maximum statutory tax rate. As a result of adoption, White Mountains reported $8.4 million and $6.5 million of statutory withholding tax payments made in connection with the settlement of restricted shares as financing cash flows for the three-month periods ended March 31, 2018 and 2017. Such payments were classified as operating cash flows prior to adoption.

In addition, the new guidance changed the treatment for excess tax benefits which arise from the difference between the deduction for tax purposes and the compensation costs recognized for financial reporting. Under the new guidance, a reporting entity recognizes excess tax benefits or expense in current period earnings, regardless of whether it is in a taxes payable position.

Business Combinations
On January 1, 2018, White Mountains adopted ASU 2017-01, Business Combinations: Clarifying the Definition of a Business (ASC 805), which clarifies the definition of a business and affects the determination of whether acquisitions or disposals are accounted for as assets or as a business. Under the new guidance, when substantially all of the fair value of the assets is concentrated in a single identifiable asset or group of similar assets, it is not a business. White Mountains has not had any transactions falling within the scope of ASU 2017-01 during the period ended March 31, 2018 and, accordingly, adoption did not have any impact on White Mountains's financial statements.

Cash Flow Statement
On January 1, 2018, White Mountains adopted ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (ASC 230), which addresses the classification and presentation of certain items, including debt prepayment and extinguishment costs, contingent consideration payments made after a business combination and distributions received from equity method investees, for which there was diversity in practice prior to the issuance of ASU 2016-15. Also on January 1, 2018, White Mountains adopted ASU 2016-18, Statement of Cash Flows: Restricted Cash (ASC 230), which modifies the guidance for the treatment of restricted cash amounts in the cash flow statement. The new guidance requires restricted cash to be included in the reconciliation of beginning and end-of-period amounts presented on the statement of cash flows and requires a description of the nature of the changes in restricted cash during the periods presented. Adoption of ASU 2016-15 and ASU 2016-18 did not have any impact on White Mountains's statement of cash flows.

Financial Instruments - Recognition and Measurement
On January 1, 2018, White Mountains adopted ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (ASC 825-10), which modifies the guidance for financial instruments, including investments in equity securities. Under the new guidance, all equity securities with readily determinable fair values are required to be measured at fair value with changes therein recognized through current period earnings. In addition, the new ASU requires a qualitative assessment for equity securities without readily determinable fair values to identify impairment, and for impaired equity securities to be measured at fair value. White Mountains measures its portfolio of investment securities at fair value with changes therein recognized through current period earnings and, accordingly, adoption of ASU 2016-01 did not have any impact on White Mountains's financial statements.

Recently Issued Accounting Pronouncements

Premium Amortization on Callable Debt Securities
In March 2017, the FASB issued ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities (ASC 310-20), which changes the amortization period for certain purchased callable debt securities. Under the new guidance, for investments in callable debt securities held at a premium, the premium will be amortized over the period to the earliest call date. The new guidance does not change the amortization period for callable debt securities held at a discount. ASU 2017-08 is not expected to have any impact on White Mountains's financial statements at adoption but may affect the amortization recognized in future periods.

Credit Losses
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (ASC 326), which establishes new guidance for the recognition of credit losses for financial assets measured at amortized cost. The new ASU requires reporting entities to estimate the credit losses expected over the life of a credit exposure using historical information, current information and reasonable and supportable forecasts that affect the collectability of the financial asset. This differs from current GAAP, which delays recognition until it is probable a loss has been incurred. The new guidance is expected to accelerate recognition of credit losses. The types of assets within the scope of the new guidance include premium receivables, reinsurance recoverables and loans. ASU 2016-13 is effective for annual periods beginning after January 1, 2020, including interim periods. White Mountains measures its portfolio of investment securities at fair value with changes therein recognized through current period earnings and, accordingly, does not expect adoption to have any effect on its financial statements.

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

Note 2. Significant Transactions

Dispositions

OneBeacon
On September 28, 2017, White Mountains received $1.3 billion in cash proceeds from the OneBeacon Transaction and recorded a gain of $554.6 million, net of transaction costs. As a result of the OneBeacon Transaction, OneBeacon’s results have been reported as discontinued operations within White Mountains’s GAAP financial statements. See Note 16 — “Held for Sale and Discontinued Operations”.

Star & Shield
On March 7, 2017, White Mountains completed the sale of Star & Shield Services LLC, Star & Shield Risk Management LLC, and Star & Shield Claims Services LLC (collectively “Star & Shield”) and its investment in Star & Shield Insurance Exchange (“SSIE”) surplus notes to K2 Insurance Services, LLC. White Mountains did not recognize any gain or loss on the sale. Through December 31, 2016, Star & Shield’s assets and liabilities are reported as held for sale within White Mountains’s GAAP financial statements. See Note 16 — “Held for Sale and Discontinued Operations”.

Acquisitions

The following acquisitions are included in White Mountains’s consolidated financial statements from the date of acquisition. The assets acquired and liabilities assumed have been measured at their acquisition date fair values.

DavidShield
On January 24, 2018, White Mountains acquired 50% of DavidShield Life Insurance Agency (2000) Ltd. (“DavidShield”), its joint venture partner in PassportCard Limited (“PassportCard”). DavidShield is a managing general agency that is the leading provider of expatriate medical insurance in Israel and uses the same card-based delivery system as PassportCard. As part of the transaction, White Mountains restructured its equity stake in PassportCard so that White Mountains and its partner in DavidShield would each own 50% of both businesses. To facilitate the transaction, White Mountains provided financing to its partner in the form of a non-interest bearing loan that is secured by the partner’s equity in PassportCard and DavidShield. The gross purchase price for the 50% of DavidShield was $41.8 million, or $28.3 million net of the financing provided for the restructuring.

Kudu
On February 5, 2018, White Mountains entered into an agreement to fund up to $127.5 million in Kudu Investment Management, LLC (“Kudu”), a leading capital provider to asset management and wealth management firms. Kudu specializes in providing capital solutions to asset managers and registered investment advisers, including generational ownership transfers, management buyouts, acquisition and growth finance, as well as liquidity for legacy partners.
As of March 31, 2018, White Mountains has funded $1.8 million in Kudu. White Mountains has determined that Kudu is a VIE, however White Mountains is not the primary beneficiary. White Mountains has elected to take the fair value option for its investment in Kudu.

MediaAlpha
On October 5, 2017, MediaAlpha acquired certain assets associated with the Health, Life and Medicare insurance business of Healthplans.com for an aggregate purchase price of $28.0 million. The majority of assets acquired, which are included in other intangible assets, consist of customer relationships, a non-compete agreement from the seller and domain names. See Note 4 — “Goodwill and Other Intangibles Assets”.
On October 5, 2017, White Mountains acquired 131,579 newly-issued Class A common units of MediaAlpha for $12.5 million. As of March 31, 2018 and December 31, 2017 White Mountains’s ownership share in MediaAlpha was 62.3% and 64.4%.

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
Realized investment gains (losses) resulting from sales of investment securities are accounted for using the specific identification method. Premiums and discounts on all fixed maturity investments are amortized or accreted to income over the anticipated life of the investment. Short-term investments consist of interest-bearing money market funds, certificates of deposit and other securities, which at the time of purchase, mature or become available for use within one year.  Short-term investments are carried at amortized or accreted cost, which approximated fair value as of March 31, 2018 and December 31, 2017.
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
The following table presents pre-tax net investment income for the three months ended March 31, 2018 and 2017.

	Three Months Ended
	March 31,
Millions	2018	2017
Investment income:
Fixed maturity investments	$10.9	$11.9
Short-term investments	2.6	.2
Common equity securities	5.0	1.3
Other long-term investments	1.9	(.1)
Total investment income	20.4	13.3
Third-party investment expenses	(.7)	(.5)
Net investment income, pre-tax	$19.7	$12.8

Net Realized and Unrealized Investment Gains (Losses)

The following table presents net realized and unrealized investment gains (losses) for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
Millions	2018	2017
Net realized investment (losses) gains, pre-tax	$(5.1)	$.6
Net unrealized investment (losses) gains, pre-tax	(48.6)	35.7
Net realized and unrealized investment (losses) gains, pre-tax	(53.7)	36.3
Income tax benefit (expense) attributable to net realized and unrealized investment (losses) gains	5.7	(3.9)
Net realized and unrealized investment (losses) gains, after-tax	$(48.0)	$32.4

Net Realized Investment Gains (Losses)
The following table presents net realized investment gains (losses) for the three months ended March 31, 2018 and 2017

	Three Months Ended			Three Months Ended
	March 31, 2018			March 31, 2017
Millions	Net realized (losses) gains	Net foreign exchange gains (losses)	Total net realized gains (losses) reflected in earnings	Net realized (losses) gains	Net foreign exchange gains	Total net realized (losses) gains reflected in earnings
Fixed maturity investments	$(13.7)	$18.2	$4.5	$(1.0)	$.1	$(.9)
Short-term investments	(.1)	—	(.1)	—	—	—
Common equity securities	1.2	—	1.2	.8	.1	.9
Other long-term investments	(3.5)	(7.2)	(10.7)	.6	—	.6
Net realized investment (losses) gains, pre-tax	(16.1)	11.0	(5.1)	.4	.2	.6
Income tax expense attributable to net realized investment (losses) gains	(.6)	—	(.6)	(.2)	—	(.2)
Net realized investment (losses) gains, after-tax	$(16.7)	$11.0	$(5.7)	$.2	$.2	$.4

Net Unrealized Investment Gains (Losses)
The following tables present net unrealized investment gains (losses) and changes in the carrying value of investments measured at fair value for the three months ended March 31, 2018 and 2017:

	Three Months Ended			Three Months Ended
	March 31, 2018			March 31, 2017
Millions	Net unrealized losses	Net foreign exchange (losses) gains	Total net unrealized (losses) gains reflected in earnings	Net unrealized gains	Net foreign exchange gains (losses)	Total net unrealized gains reflected in earnings
Fixed maturity investments	$(18.6)	$(14.8)	$(33.4)	$10.2	$1.7	$11.9
Short-term investments	(.7)	—	(.7)	—	—	—
Common equity securities	(16.7)	—	(16.7)	19.1	.5	19.6
Other long-term investments	(1.9)	4.1	2.2	6.9	(2.7)	4.2
Net unrealized investment (losses) gains, pre-tax	(37.9)	(10.7)	(48.6)	36.2	(.5)	35.7
Income tax benefit (expense) attributable to net unrealized investment gains (losses)	6.3	—	6.3	(3.7)	—	(3.7)
Net unrealized investment (losses) gains, after-tax	$(31.6)	$(10.7)	$(42.3)	$32.5	$(.5)	$32.0

The following table presents total gains (losses) included in earnings attributable to net unrealized investment gains (losses) for Level 3 investments for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
Millions	2018	2017
Other long-term investments	$(5.1)	$.2
Total net unrealized investment (losses) gains, pre-tax - Level 3 investments	$(5.1)	$.2

Investment Holdings

The following tables present the cost or amortized cost, gross unrealized investment gains (losses), net foreign currency gains, and carrying values of White Mountains’s fixed maturity investments as of March 31, 2018 and December 31, 2017.

	March 31, 2018
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
U.S. Government and agency obligations	$199.9	$—	$(2.2)	$—	$197.7
Debt securities issued by corporations	760.5	.7	(17.5)	—	743.7
Mortgage and asset-backed securities	132.5	.1	(2.6)	—	130.0
Municipal obligations	261.8	1.9	(1.3)	—	262.4
Total fixed maturity investments	$1,354.7	$2.7	$(23.6)	$—	$1,333.8

	December 31, 2017
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
U.S. Government and agency obligations	$297.8	$—	$(1.3)	$—	$296.5
Debt securities issued by corporations	867.6	2.9	(4.3)	14.7	880.9
Mortgage and asset-backed securities	697.2	1.6	(4.1)	—	694.7
Municipal obligations	252.0	3.7	(.8)	—	254.9
Foreign government, agency and provincial obligations	2.6	—	—	.1	2.7
Total fixed maturity investments	$2,117.2	$8.2	$(10.5)	$14.8	$2,129.7

The following tables present the cost or amortized cost, gross unrealized investment gains (losses), net foreign currency losses, and carrying values of White Mountains’s common equity securities and other long-term investments as of March 31, 2018 and December 31, 2017:

	March 31, 2018
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency losses	Carrying value
Common equity securities	$835.9	$111.7	$(2.0)	$—	$945.6
Other long-term investments	$288.8	$10.0	$(44.8)	$(.9)	$253.1

	December 31, 2017
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency losses	Carrying value
Common equity securities	$739.7	$129.4	$(3.0)	$—	$866.1
Other long-term investments	$246.6	$6.8	$(39.7)	$(4.9)	$208.8

Other Long-Term Investments

The following table presents the carrying values of White Mountains’s other long-term investments as of March 31, 2018 and December 31, 2017:

	Carrying Value at
Millions	March 31, 2018	December 31, 2017
Hedge funds and private equity funds, at fair value	$130.6	$125.3
Private equity securities, at fair value (1)(2)(3)	108.4	83.2
Foreign currency forward contracts	—	(3.7)
Other	14.1	4.0
Total other long-term investments	$253.1	$208.8
(1) See Fair Value Measurements by Level table.
(2) Includes non-controlling interests in common equity securities, limited liability companies and private convertible preferred securities.
(3) White Mountains holds a 20% ownership interest in OneTitle Holdings LLC (“OneTitle”) and has provided a $10.0 million surplus note facility under which OneTitle’s wholly-owned insurance subsidiary, OneTitle National Guaranty Company, Inc., may draw funds under certain circumstances. At March 31, 2018, no funds had been drawn on the surplus note facility.

Hedge Funds and Private Equity Funds
White Mountains invests in hedge funds and private equity funds, which are included in other long-term investments. The fair value of these investments is generally estimated using the NAV of the funds. As of March 31, 2018, White Mountains held investments in one hedge fund and ten private equity funds.  The largest investment in a single fund was $56.4 million as of March 31, 2018 and $54.9 million as of December 31, 2017.
The following table presents investments in hedge funds and private equity funds by investment objective and sector as of March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
Millions	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Hedge funds
Long/short banks and financial	$56.4	$—	$54.9	$—
Total hedge funds	56.4	—	54.9	—

Private equity funds
Manufacturing/Industrial	44.5	10.4	43.3	10.4
Aerospace/Defense/Government	17.0	12.9	15.8	12.9
Direct lending	7.9	22.5	7.1	23.1
Financial services	4.8	11.1	4.2	11.7
Insurance	—	41.2	—	41.2
Real estate	—	50.0	—	—
Total private equity funds	74.2	148.1	70.4	99.3
Total hedge funds and private equity funds included in other long-term investments	$130.6	$148.1	$125.3	$99.3

Redemption of investments in certain hedge funds is subject to restrictions including lock-up periods where no redemptions or withdrawals are allowed, restrictions on redemption frequency and advance notice periods for redemptions. Amounts requested for redemptions remain subject to market fluctuations until the redemption effective date, which generally falls at the end of the defined redemption period. As of March 31, 2018, White Mountains held one active hedge fund with a fair value of $56.4 million. The hedge fund is subject to a lock-up period that expires on September 1, 2018, with a semi-annual restriction on redemption frequency thereafter and an advance notice period requirement of not less than 45 days.
White Mountains redeemed its one investment in a long/short equity REIT hedge fund having a fair value of $20.8 million as of December 31, 2017. The bulk of the redemption proceeds were received early in the first quarter of 2018 with the balance received in April of 2018.
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
The following table presents investments in private equity funds that were subject to lock-up periods as of March 31, 2018:

Millions	1 – 3 years	3 – 5 years	5 – 10 years	>10 years	Total
Private equity funds — expected lock-up period remaining	$6.1	$6.2	$49.2	$12.7	$74.2

Fair Value Measurements as of March 31, 2018
Fair value measurements are categorized into a hierarchy that distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). Quoted prices in active markets for identical assets or liabilities have the highest priority (“Level 1”), followed by observable inputs other than quoted prices, including prices for similar but not identical assets or liabilities (“Level 2”) and unobservable inputs, including the reporting entity’s estimates of the assumptions that market participants would use, having the lowest priority (“Level 3”). As of March 31, 2018 and December 31, 2017, White Mountains used quoted market prices or other observable inputs to determine fair value for approximately 92% and 94% of the investment portfolio.

Fair Value Measurements by Level
The following tables present White Mountains’s fair value measurements for investments as of March 31, 2018 and December 31, 2017 by level. The major security types were based on the legal form of the securities. White Mountains has disaggregated its fixed maturity investments based on the issuing entity type, which impacts credit quality, with debt securities issued by U.S. Government entities carrying minimal credit risk, while the credit and other risks associated with other issuers, such as corporations, foreign governments, municipalities or entities issuing mortgage and asset-backed securities vary depending on the nature of the issuing entity type. White Mountains further disaggregates debt securities issued by corporations and common equity securities by industry sector because investors often reference commonly used benchmarks and their subsectors to monitor risk and performance. Accordingly, White Mountains has further disaggregated these asset classes into subclasses based on the similar sectors and industry classifications it uses to evaluate investment risk and performance against commonly used benchmarks, such as the Bloomberg Barclays U.S. Intermediate Aggregate and S&P 500 indices.

	March 31, 2018
Millions	Fair Value	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. Government and agency obligations	$197.7	$197.7	$—	$—

Debt securities issued by corporations:
Financials	151.0	—	151.0	—
Consumer	144.8	—	144.8	—
Technology	91.6	—	91.6	—
Communications	84.9	—	84.9	—
Health care	80.3	—	80.3	—
Materials	76.1	—	76.1	—
Energy	66.1	—	66.1	—
Industrial	33.9	—	33.9	—
Utilities	15.0	—	15.0	—
Total debt securities issued by corporations:	743.7	—	743.7	—

Mortgage and asset-backed securities	130.0	—	130.0	—
Municipal obligations	262.4	—	262.4	—
Total fixed maturity investments	1,333.8	197.7	1,136.1	—

Short-term investments(1)	763.0	737.3	25.7	—

Common equity securities:
Exchange traded funds (2)	653.2	592.2	61.0	—
Technology	18.0	18.0	—	—
Health care	16.9	16.9	—	—
Financials	15.9	15.9	—	—
Industrial	13.3	13.3	—	—
Consumer	8.6	8.6	—	—
Energy	6.5	6.5	—	—
Communications	5.2	5.2	—	—
Other (3)	208.0	—	208.0	—
Total common equity securities	945.6	676.6	269.0	—

Other long-term investments (4)	122.5	—	—	122.5
Total investments	$3,164.9	$1,611.6	$1,430.8	$122.5
(1) Short-term investments are measured at amortized cost, which approximates fair value.
(2) ETFs traded on foreign exchanges are priced using the fund's published NAV to account for the difference in market close times and are therefore designated a level 2 measurement.
(3) Consists of two investments in unit trusts that primarily invest in international equities.
(4) Excludes carrying value of $130.6 associated with hedge funds and private equity funds for which fair value is measured at NAV using the practical expedient.

	December 31, 2017
Millions	Fair Value	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. Government and agency obligations	$296.5	$296.5	$—	$—

Debt securities issued by corporations:
Consumer	185.1	—	185.1	—
Communications	127.8	—	127.8	—
Financials	114.8	—	114.8	—
Utilities	108.9	—	108.9	—
Materials	95.5	—	95.5	—
Health care	94.3	—	94.3	—
Technology	80.5	—	80.5	—
Energy	48.1	—	48.1	—
Industrial	25.9	—	25.9	—
Total debt securities issued by corporations:	880.9	—	880.9	—

Mortgage and asset-backed securities	694.7	—	694.7	—
Municipal obligations	254.9	—	254.9	—
Foreign government, agency and provincial obligations	2.7	—	2.7	—
Total fixed maturity investments	2,129.7	296.5	1,833.2	—

Short-term investments (1)	176.1	151.0	25.1	—

Common equity securities:
Exchange traded funds (2)	569.7	508.1	61.6	—
Health care	17.1	17.1	—	—
Financials	16.3	16.3	—	—
Technology	15.1	15.1	—	—
Industrial	11.9	11.9	—	—
Communications	10.9	10.9	—	—
Consumer	10.7	10.7	—	—
Energy	3.8	3.8	—	—
Other (3)	210.6	—	210.6	—
Total common equity securities	866.1	593.9	272.2	—

Other long-term investments (4)(5)	87.2	—	—	87.2
Total investments	$3,259.1	$1,041.4	$2,130.5	$87.2
(1) Short-term investments are measured at amortized cost, which approximates fair value.
(2) ETFs traded on foreign exchanges are priced using the fund’s published NAV to account for the difference in market close times and are therefore designated a level 2 measurement.
(3) Consists of two investments in unit trusts that primarily invests in international equities.
(4) Excludes carrying value of $(3.7) related to foreign currency forward contracts.
(5) Excludes carrying value of $125.3 associated with hedge funds and private equity funds for which fair value is measured at NAV using the practical expedient.

Debt Securities Issued by Corporations

The following table presents the ratings of debt securities issued by corporations held in White Mountains’s investment portfolio as of March 31, 2018 and December 31, 2017:

	Fair Value at
Millions	March 31, 2018	December 31, 2017
AAA	$8.9	$1.6
AA	79.1	42.6
A	274.6	192.5
BBB	211.5	465.2
BB	151.0	161.7
B	18.6	17.3
Debt securities issued by corporations (1)	$743.7	$880.9
(1) Credit ratings are assigned based on the following hierarchy: (1) Standard & Poor’s Financial Services LLC (“S&P”) and (2) Moody's Investor Service, Inc. (“Moody’s”).

Mortgage and Asset-backed Securities

White Mountains purchases commercial mortgage-backed securities (“CMBS”) and residential mortgage-backed securities (“RMBS”) with the goal of maximizing risk adjusted returns in the context of a diversified portfolio.
White Mountains considers sub-prime mortgage-backed securities as those that have underlying loan pools that exhibit weak credit characteristics, or those that are issued from dedicated sub-prime shelves or dedicated second-lien shelf registrations (i.e., White Mountains considers investments backed primarily by second-liens to be sub-prime risks regardless of credit scores or other metrics). As of March 31, 2018 White Mountains did not hold any RMBS categorized as sub-prime.
White Mountains considers mortgage-backed securities as “non-prime” (also called “Alt A” or “A-”) if they are backed by collateral that has overall credit quality between prime and sub-prime based on White Mountains’s review of the characteristics of their underlying mortgage loan pools, such as credit scores and financial ratios. As of March 31, 2018, White Mountains did not hold any RMBS classified as non-prime.
The following table presents the carrying value of White Mountains’s mortgage and asset-backed securities as of March 31, 2018 and December 31, 2017:

	March 31, 2018			December 31, 2017
Millions	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
Mortgage-backed securities:
Agency:
GNMA	$27.3	$27.3	$—	$46.3	$46.3	$—
FNMA	53.9	53.9	—	84.5	84.5	—
FHLMC	36.1	36.1	—	62.0	62.0	—
Total agency (1)	117.3	117.3	—	192.8	192.8	—
Non-agency:
Commercial	—	—	—	70.5	70.5	—
Total non-agency	—	—	—	70.5	70.5	—

Total mortgage-backed securities	117.3	117.3	—	263.3	263.3	—
Other asset-backed securities:
Credit card receivables	8.9	8.9	—	206.0	206.0	—
Vehicle receivables	3.8	3.8	—	142.4	142.4	—
Other	—	—	—	83.0	83.0	—
Total other asset-backed securities	12.7	12.7	—	431.4	431.4	—
Total mortgage and asset-backed securities	$130.0	$130.0	$—	$694.7	$694.7	$—
(1)  Represents publicly traded mortgage-backed securities which carry the full faith and credit guaranty of the U.S. Government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

Rollforward of Fair Value Measurements by Level

 White Mountains uses quoted market prices where available as the inputs to estimate fair value for its investments in active markets. Such measurements are considered to be either Level 1 or Level 2 measurements, depending on whether the quoted market price inputs are for identical securities (Level 1) or similar securities (Level 2). Level 3 measurements for fixed maturity investments, common equity securities and other long-term investments as of March 31, 2018 and 2017 consist of securities for which the estimated fair value has not been determined based upon quoted market price inputs for identical or similar securities.
The following tables present the changes in White Mountains’s fair value measurements by level for the three months ended March 31, 2018 and 2017:

			Level 3 Investments
Millions	Level 1 investments	Level 2 investments	Fixed maturity investments	Other long-term investments	Hedge Funds and Private Equity Funds measured at NAV(3)	Total
Balance at January 1, 2018	$890.4	$2,105.4	$—	$87.2	$125.3	$3,208.3	(1)(2)
Net realized and unrealized (losses) gains	(14.3)	(26.0)	—	(8.7)	3.6	(45.4)	(4)
Amortization/Accretion	—	(1.2)	—	—	—	(1.2)
Purchases	238.9	407.7	—	44.0	2.0	692.6
Sales	(240.7)	(1,080.8)	—	—	(.3)	(1,321.8)
Transfers in	—	—	—	—	—	—
Transfers out	—	—	—	—	—	—
Balance at March 31, 2018	$874.3	$1,405.1	$—	$122.5	$130.6	$2,532.5	(2)
(1)  Excludes carrying value of $(3.7) as of January 1, 2018 associated with foreign currency forward contracts.
(2)  Excludes carrying value of $176.1 and $763.0 at January 1, 2018 and March 31, 2018 classified as short-term investments.
(3) Investments for which fair value is measured at NAV using the practical expedient are no longer classified within the fair value hierarchy. See Note 1 — “Basis of Presentation and Significant Accounting Policies”.
(4) Excludes realized and unrealized losses associated with foreign currency forward contracts, foreign currency on cash and open trades and short-term investments of $3.5, $4.2 and $0.6 for the three months ended March 31, 2018.

			Level 3 Investments
Millions	Level 1 investments	Level 2 investments	Fixed maturity investments	Other long-term investments	Hedge Funds and Private Equity Funds measured at NAV(3)	Total
Balance at January 1, 2017	$279.5	$2,093.8	$—	$91.4	$82.6	$2,547.3	(1)(2)(4)
Net realized and unrealized gains	13.1	18.4	.1	.2	7.3	39.1	(5)
Amortization/Accretion	—	(2.5)	—	—	—	(2.5)
Purchases	115.2	351.1	11.0	.2	21.4	498.9
Sales	(76.0)	(387.6)	—	(2.0)	(1.2)	(466.8)
Deconsolidation of SSIE	—	(5.2)	—	—	—	(5.2)
Transfers in	—	—	—	—	—	—
Transfers out	—	—	—	—	—	—
Balance at March 31, 2017	$331.8	$2,068.0	$11.1	$89.8	$110.1	$2,610.8	(1)(2)
(1) Excludes carrying value of $175.0 and $138.2 at January 1, 2017 and March 31, 2017 classified as short-term investments, of which $0.1 is classified as held for sale at January 1, 2017.
(2)  Excludes carrying value of $(1.2) and $(4.1) as of January 1, 2017 and March 31, 2017 associated with foreign currency forward contracts.
(3) Investments for which fair value is measured at NAV using the practical expedient are no longer classified within the fair value hierarchy. See Note 1 — “Basis of Presentation and Significant Accounting Policies”.
(4)  Includes carrying value of $6.6 of fixed maturity investments at January 1, 2017 that is classified as assets held for sale related to SSIE.
(5) Excludes realized and unrealized losses associated with foreign currency forward contracts of $2.8 for the three months ended March 31, 2017.

Fair Value Measurements — Transfers Between Levels - Three-months ended March 31, 2018 and 2017
Transfers between levels are recorded using the fair value measurement as of the end of the quarterly period in which the event or change in circumstance giving rise to the transfer occurred.
During the first three months of 2018 and 2017, there were no fixed maturity investments or other long-term investments classified as Level 3 measurements in the prior period that were transferred to Level 2 measurements.

Significant Unobservable Inputs

The following tables present significant unobservable inputs used in estimating the fair value of investment securities, other than hedge funds and private equity funds, classified within Level 3 as of March 31, 2018 and December 31, 2017. The fair value of investments in hedge funds and private equity funds are generally estimated using the NAV of the funds.

$ in millions, except share price	March 31, 2018
Description	Valuation Technique(s)	Fair Value (1)	Unobservable Input
Private equity security	Discounted cash flow	$21.0	Discount rate	-	25.0%
Private equity security	Discounted cash flow	$22.1	Implied share price	-	$.68
Private convertible preferred security	Discounted cash flow	$14.5	Implied share price	-	$2.06
Private equity security	Discounted cash flow/ Option pricing method	$11.6	Discount rate	-	21.0%
			Time until expiration	-	4 years
		Volatility/Standard deviation		-	50.0%
		Risk free rate		-	1.77%
Private debt instrument	Discounted cash flow	$10.5	Discount rate	-	9.62%
(1) Includes the net unrealized investment gains (losses) associated with foreign currency; foreign currency effects based on observable inputs.

$ in millions, except share price	December 31, 2017
Description	Valuation Technique(s)	Fair Value (1)	Unobservable Input
Private equity security	Share price of most recent transaction	$21.0	Share price	-	$1.00
Private equity security	Discounted cash flow	$22.1	Implied share price	-	$.68
Private convertible preferred security	Discounted cash flow	$14.5	Implied share price	-	$2.06
Private equity security	Discounted cash flow/ Option pricing method	$11.3	Discount rate	-	21.0%
			Time until expiration	-	4 years
		Volatility/Standard deviation		-	50.0%
		Risk free rate		-	1.77%
Private equity security	Share price of most recent transaction	$3.6	Share price	-	$2.52
Private convertible preferred security	Multiple of EBITDA	$0.6	EBITDA multiple	-	6.00
(1) Includes the net unrealized investment gains (losses) associated with foreign currency; foreign currency effects based on observable inputs.

Note 4. Goodwill and Other Intangible Assets

White Mountains has recognized goodwill and other intangible assets at the acquisition date fair values in connection with its purchases of subsidiaries.
The following table presents the change in goodwill and other intangible assets:

	Three Months Ended March 31,
	2018			2017
Millions	Goodwill	Other intangible assets	Total	Goodwill	Other intangible assets	Total
Beginning balance	$25.9	$36.2	$62.1	$25.9	$19.3	$45.2
Amortization, including foreign currency translation	—	(2.9)	(2.9)	—	(2.3)	(2.3)
Ending balance	$25.9	$33.3	$59.2	$25.9	$17.0	$42.9

The following table presents the goodwill and other intangible assets as of March 31, 2018 and December 31, 2017:

Millions	March 31, 2018	December 31, 2017
Goodwill
MediaAlpha	$18.3	$18.3
Other	7.6	7.6
Total goodwill	25.9	25.9
Other intangible assets
MediaAlpha	32.5	35.4
Other	.8	.8
Total other intangible assets	33.3	36.2
Total goodwill and other intangible assets	59.2	62.1
Goodwill and other intangible assets attributed to non-controlling interests	(21.1)	(21.1)
Goodwill and other intangible assets included in White Mountains’s common shareholders’ equity	$38.1	$41.0

Note 5.  Debt

The following table presents White Mountains’s debt outstanding as of March 31, 2018 and December 31, 2017:

Millions	March 31, 2018	Effective Rate (1)	December 31, 2017	Effective Rate (1)
WTM Bank Facility	$—	N/A	$—	N/A
Unamortized issue costs	—		—
WTM Bank Facility, carrying value	—		—
MediaAlpha Bank Facility	21.6	6.2%	23.9	5.6%
Unamortized issuance cost	(.1)		(.1)
MediaAlpha Bank Facility, carrying value	21.5		23.8
Total debt	$21.5		$23.8
 (1) Effective rate considers the effect of the debt issuance costs.

WTM Bank Facility

On August 14, 2013, the Company entered into a revolving credit facility with a syndicate of lenders administered by Wells Fargo Bank, N.A., which has a total commitment of $425.0 million and has a maturity date of August 14, 2018 (the “WTM Bank Facility”). As of March 31, 2018, the WTM Bank Facility was undrawn.
The WTM Bank Facility contains various affirmative, negative and financial covenants which White Mountains considers to be customary for such borrowings, including certain minimum net worth and maximum debt to capitalization standards.

MediaAlpha Bank Facility

On May 12, 2017, MediaAlpha entered into a secured credit facility (the “MediaAlpha Bank Facility”) with Western Alliance Bank, which has a total commitment of $20.0 million and has a maturity date of May 12, 2020.  On October 5, 2017, MediaAlpha refinanced the MediaAlpha Bank Facility in order to fund the acquisition of certain assets associated with the Health, Life and Medicare insurance business of Healthplans.com. The total commitment of the MediaAlpha Bank Facility was increased to $28.4 million and has a maturity date of October 6, 2020. The MediaAlpha Bank Facility consists of a $18.4 million term loan facility, which has an outstanding balance of $16.6 million as of March 31, 2018, and a revolving loan facility for $10.0 million, which has an outstanding balance of $5.0 million as of March 31, 2018.
The MediaAlpha Bank Facility carries a variable interest rate that is based on the Prime Rate, as published by the Wall Street Journal, plus a spread of 1.5% on the term loan facility and 0.25% on the revolving credit facility as of March 31, 2018.
During the three months ended March 31, 2018, MediaAlpha repaid $1.3 million on the term loan and $1.0 million on the revolving loan under the MediaAlpha Bank Facility.
The MediaAlpha Bank Facility is secured by intellectual property and the common stock of MediaAlpha’s subsidiaries, and contains various affirmative, negative and financial covenants that White Mountains considers to be customary for such borrowings, including a fixed charge coverage ratio and an asset coverage ratio.

Compliance

At March 31, 2018, White Mountains was in compliance with the covenants under all of its debt instruments.

Note 6.  Income Taxes

The Company and its Bermuda domiciled subsidiaries are not subject to Bermuda income tax under current Bermuda law. If there is a change in the current law such that taxes are imposed, the Company and its Bermuda domiciled subsidiaries would be exempt from such tax until March 31, 2035, pursuant to the Bermuda Exempted Undertakings Tax Protection Act of 1966. The Company has subsidiaries and branches that operate in various other jurisdictions around the world that are subject to tax in the jurisdictions in which they operate.  The jurisdictions in which the Company’s subsidiaries and branches are subject to tax are Barbados, Gibraltar, Ireland, Israel, Luxembourg, the United Kingdom and the United States.
White Mountains’s income tax expense related to pre-tax loss from continuing operations for the three months ended March 31, 2018 represented an effective tax rate of (1.1)%. The effective tax rate was different from the U.S. statutory rate of 21%, primarily due to a full valuation allowance on all net deferred tax assets at U.S. operations, withholding taxes and a tax benefit recorded at BAM.  For BAM, member surplus contributions (“MSC”) and the related taxes thereon are recorded directly to non-controlling interest equity, while the valuation allowance on such taxes is recorded through the income statement. For the three months ended March 31, 2018, BAM recorded a tax benefit of $0.6 million associated with the valuation allowance on taxes related to MSC that is included in the effective tax rate.
White Mountains’s income tax benefit related to pre-tax loss from continuing operations for the three months ended March 31, 2017 represented an effective tax rate of 8.3%. The effective tax rate was different from the U.S. statutory rate of 35%, primarily due to a full valuation allowance on all net deferred tax assets at U.S. operations and a tax benefit recorded at BAM. For BAM, MSC and the related taxes thereon are recorded directly to non-controlling interest equity, while the valuation allowance on such taxes is recorded through the income statement. For the three months ended March 31, 2017, BAM recorded a tax benefit of $2.7 million associated with the valuation allowance on taxes related to MSC that is included in the effective tax rate.
In arriving at the effective tax rate for the three months ended March 31, 2018 and 2017, White Mountains forecasted all income and expense items including the change in unrealized investment gains (losses) and realized investment gains (losses) for the years ending December 31, 2018 and 2017.
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

Note 7. Derivatives

White Mountains’s investment portfolio includes investments denominated in Japanese Yen, Euros, GBP and other foreign currencies. White Mountains previously entered into foreign currency forward contracts to manage its foreign currency exposure related to these investments. In the first quarter of 2018, in conjunction with the liquidation of the GBP investment grade corporate bond mandate, White Mountains closed the associated foreign currency forward contract. White Mountains no longer has any open foreign currency forward contracts. As of December 31, 2017, White Mountains held $206.3 million total gross notional value of a foreign currency forward contract with a carrying value of $(3.7) million.
The derivative (losses) gains recognized in net realized and unrealized investment gains (losses) for the three months ended March 31, 2018 and 2017 were $(3.5) million and $3.0 million.

Note 8. Municipal Bond Guarantee Insurance

In 2012, HG Global was capitalized with $594.5 million from White Mountains and $14.5 million from non-controlling interests to fund BAM, a newly formed mutual municipal bond insurer. As of March 31, 2018, White Mountains owned 96.9% of HG Global’s preferred equity and 88.4% of its common equity. HG Global, together with its subsidiaries, provided the initial capitalization of BAM through the purchase of $503.0 million of BAM Surplus Notes. At inception, BAM and HG Re also entered into a first loss reinsurance treaty (“FLRT”). HG Re provides first loss reinsurance protection up to 15% of par outstanding on each municipal bond insured by BAM. In return, BAM cedes 60% of the risk premium charged for insuring the municipal bond, net of a ceding commission. During 2017, HG Global and BAM made certain changes to the ceding commission arrangements under the FLRT. These changes serve to accelerate growth in BAM's statutory capital but do not impact the net risk premium ceded from BAM to HG Re. HG Re’s obligations to BAM are collateralized in trusts, and there is an aggregate loss limit that is equal to the total assets in the collateral trusts at any point in time.
The interest rate on the BAM Surplus Notes for the five years ending December 31, 2018 is a variable rate equal to the one-year U.S. treasury rate plus 300 basis points, set annually, which is 4.60% for 2018 and was 3.54% for 2017. Prior to the end of 2018, BAM has the option to extend the variable rate period for an additional three years.  At the end of the variable rate period, the interest rate will be fixed at the higher of the then current variable rate or 8.0%. No payment of interest or principal on the BAM Surplus Notes may be made without the approval of the New York State Department of Financial Services (“NYDFS”). BAM has stated its intention to seek regulatory approval to pay interest and principal on its surplus notes only to the extent that its remaining qualified statutory capital and other capital resources continue to support its outstanding obligations, business plan and its AA stable rating from S&P. BAM repaid $4.0 million of the BAM Surplus Notes and $1.0 million of the related accrued interest during the year ended December 31, 2017. There were no repayments for the three months ended March 31, 2018.
In order to further support BAM’s long-term capital position and business prospects, in 2017 HG Global agreed to contribute the $203.0 million of Series A BAM Surplus Notes (“Series A Notes”) into the supplemental collateral trust (the “Supplemental Trust”) at HG Re. The Supplemental Trust already held the $300.0 million of Series B BAM Surplus Notes (“Series B Notes”). Assets held in the Supplemental Trust serve to collateralize HG Re’s obligations to BAM under the FLRT. HG Global and BAM also changed the payment terms of the Series B Notes, so that payments will reduce principal and accrued interest on a pro rata basis, consistent with the payment terms on the Series A Notes. The terms of the Series B Notes had previously stipulated that payments would first reduce interest owed, then reduce principal owed once all accrued interest had been paid.  The Supplemental Trust target balance is equal to approximately $603.0 million.  As the BAM Surplus Notes are repaid over time, the BAM Surplus Notes will be replaced in the Supplemental Trust by cash and fixed income securities.  The collateral trust balances must be at target levels before capital can be distributed out of the Supplemental Trust. In connection with the contribution, the Series A Notes were merged with the Series B Notes.
As of March 31, 2018 and December 31, 2017, the collateral trusts held assets of $721.9 million and $715.1 million, which both included $499.0 million of BAM Surplus Notes. As of March 31, 2018 and December 31, 2017, HG Global has accrued $131.7 million and $126.0 million of interest receivable on the BAM Surplus Notes.

The following table presents a schedule of BAM’s insured obligations:

	March 31, 2018	December 31, 2017
Contracts outstanding	6,541	6,371
Remaining weighted average contract period outstanding (in years)	10.8	10.9
Contractual debt service outstanding (in millions):
Principal	$43,139.2	$42,090.6
Interest	21,420.6	21,057.1
Total debt service outstanding	$64,559.8	$63,147.7

Gross unearned insurance premiums	$140.2	$136.8

The following table presents a schedule of BAM’s future premium revenues as of March 31, 2018:

Millions	March 31, 2018
April 1, 2018 - December 31, 2018	$8.9

January 1, 2019 - March 31, 2019	2.9
April 1, 2019 - June 30, 2019	2.9
July 1, 2019 - September 30, 2019	2.9
October 1, 2019 - December 31, 2019	2.9
11.6

2020	11.1
2021	10.6
2022	10.1
2023 and thereafter	87.9
Total gross unearned insurance premiums	$140.2

The following table presents a schedule of net written premiums included in White Mountains’s HG Global/BAM segment for the three months years ended March 31, 2018 and 2017:

	Three Months Ended March 31,
Millions	2018	2017
Gross written premiums	$6.4	$18.7
Assumed (ceded) written premiums	—	—
Net written premiums	$6.4	$18.7

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
The following table presents the Company’s computation of earnings per share from continuing operations for the three months ended March 31, 2018 and 2017. See Note 16 — “Held for Sale and Discontinued Operations”.

	Three Months Ended
	March 31,
	2018	2017
Basic and diluted earnings per share numerators (in millions):
Net (loss) income attributable to White Mountains’s common shareholders	$(48.0)	$29.0
Less: total income from discontinued operations, net of tax	.1	31.3
Net loss from continuing operations attributable to White Mountains’s common shareholders	$(48.1)	$(2.3)
Allocation of earnings to participating restricted common shares(1)	.4	—
Basic and diluted earnings per share numerators	$(47.7)	$(2.3)
Basic earnings per share denominators (in thousands):
Total average common shares outstanding during the period	3,746.1	4,564.6
Average unvested restricted common shares(2)	(35.9)	(52.5)
Basic earnings per share denominator	3,710.2	4,512.1
Diluted earnings per share denominator (in thousands):
Total average common shares outstanding during the period	3,746.1	4,564.6
Average unvested restricted common shares(2)	(35.9)	(52.5)
Diluted earnings per share denominator	3,710.2	4,512.1
Basic and diluted earnings per share (in dollars) - continuing operations:
Distributed earnings - dividends declared and paid	$1.00	$1.00
Undistributed earnings (losses)	(13.85)	(1.52)
Basic and diluted earnings per share	$(12.85)	$(.52)
(1) Restricted shares issued by White Mountains receive dividends, and therefore, are considered participating securities.
(2) Restricted shares outstanding vest either in equal annual installments or upon a stated date. See Note 10 — “Employee Share-Based Incentive Compensation Plans”

The following table presents the undistributed net earnings (losses) from continuing operations for the three months ended March 31, 2018 and 2017. See Note 16 — “Held for Sale and Discontinued Operations”.

	Three Months Ended
	March 31,
Millions	2018	2017
Undistributed net losses - continuing operations:
Net loss attributable to White Mountains’s common shareholders, net of restricted common share amounts	$(47.7)	$(2.3)
Dividends declared net of restricted common share amounts (1)	(3.7)	(4.5)
Total undistributed net losses, net of restricted common share amounts	$(51.4)	$(6.8)
(1) Restricted shares issued by White Mountains receive dividends, and therefore, are considered participating securities.

Note 10. Employee Share-Based Incentive Compensation Plans

White Mountains’s Long-Term Incentive Plan (the “WTM Incentive Plan”) provides for grants of various types of share-based and non share-based incentive awards to key employees of White Mountains. As of March 31, 2018, White Mountains’s share-based compensation incentive awards consist of performance shares and restricted shares.

Performance Shares

Performance shares are conditional grants of a specified maximum number of common shares or an equivalent amount of cash. Awards generally vest at the end of a three-year period, are subject to the attainment of pre-specified performance goals, and are valued based on the market value of common shares at the time awards are approved for payment.
The following table presents the performance share activity for the three months ended March 31, 2018 and 2017 for performance shares granted under the WTM Incentive Plan:

	Three Months Ended March 31,
	2018		2017
Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	50,515	$45.8	80,353	$42.4
Shares paid (1)	(23,186)	(28.4)	(30,167)	(20.8)
New grants	14,105	—	16,460	—
Forfeitures and cancellations(2)	(818)	.3	(9,841)	(5.7)
Expense recognized	—	3.3	—	8.1
End of period(3)	40,616	$21.0	56,805	$24.0
(1) WTM performance share payments in 2018 for the 2015-2017 performance cycle, which were paid in March 2018, ranged from 145% to 147% of target.  WTM performance share payments in 2017 for the 2014-2016 performance cycle, which were paid in March 2017, ranged from 34% to 76% of target.
(2) Amounts include changes in assumed forfeitures, as required under GAAP.
(3) Outstanding performance share awards as of March 31, 2017 excludes 2,195 performance share awards granted to employees of Sirius Group.

For performance shares earned in the 2015-2017 and 2014-2016 performance cycles, all performance shares earned were settled in cash. If all the outstanding WTM performance shares had vested on March 31, 2018, the total additional compensation cost to be recognized would have been $26.1 million, based on accrual factors (common share price and payout assumptions) at March 31, 2018.
The following table presents performance shares outstanding and accrued expense for performance shares awarded under the WTM Incentive Plan at March 31, 2018 for each performance cycle:

	Three Months Ended March 31, 2018
Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense
Performance cycle:
2016 – 2018	13,715	$12.7
2017 – 2019	14,070	7.7
2018 – 2020	13,450.9
Sub-total	41,235	21.3
Assumed forfeitures	(619)	(.3)
March 31, 2018	40,616	$21.0

Restricted Shares

The following table presents the unrecognized compensation cost associated with the outstanding restricted share awards for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018		2017
Millions, except share amounts	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value
Non-vested,
Beginning of period	53,755	$14.3	70,620	$19.7
Issued	14,105	11.4	16,735	15.8
Vested	(25,381)	—	(22,015)	—
Forfeited	(969)	(.2)	(5,200)	(2.8)
Expense recognized	—	(3.3)	—	(3.6)
End of period (1)	41,510	$22.2	60,140	$29.1
(1) Restricted share awards outstanding as of March 31, 2017 includes 2,195 restricted shares issued to employees of Sirius Group, which was accounted for as discontinued operations.

During the first quarter of 2018, White Mountains issued 13,450 restricted shares that vest on January 1, 2021, 290 restricted shares that vest on January 1, 2020 and 365 restricted shares that vest on January 1, 2019. During the first quarter of 2017, White Mountains issued 16,735 restricted shares that vest on January 1, 2020. The unamortized issue date fair value at March 31, 2018 is expected to be recognized ratably over the remaining vesting periods.

Non-Qualified Options

As of January 20, 2017, the 125,000 Non-Qualified options issued to the Company’s former Chairman and CEO were exercised. During the first quarter of 2017, 40,000 Non-Qualified Options, with an intrinsic value of $4.4 million, were exercised in exchange for 5,142 common shares with an equal total market value. The intrinsic value represents the difference between the market price of the Company’s common shares at the date of exercise and the fixed strike price of $742 per common share. The Non-Qualified Options were fully amortized as of 2011.

MediaAlpha Class B Unit Awards

MediaAlpha has issued Class B unit awards to certain employees. The units entitle the award recipient to participate in distributions from MediaAlpha, subject to a cumulative distribution threshold, which is a performance condition, and a service period. The grant date fair value of the awards is determined when it is deemed probable that the distribution threshold will be met. The service period ranges from 36 months to 48 months. For the three months ended March 31, 2018, MediaAlpha recognized $6.4 million of compensation expense for the vested portion of the awards for which achievement of the performance award is now probable, and $0.6 million of unearned compensation expense for unvested awards, which will be recognized over the remaining service periods of the awards.

Note 11. Non-controlling Interests

Non-controlling interests consist of the ownership interests of non-controlling shareholders in consolidated entities and are presented separately on the balance sheet.
The following table presents the balance of non-controlling interests included in White Mountains’s total equity and the related percentage of each consolidated entity’s total equity owned by non-controlling shareholders as of March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
$ in millions	Non-controlling Percentage	Non-controlling Equity	Non-controlling Percentage	Non-controlling Equity
Other, excluding mutuals
HG Global	3.1%	$15.7	3.1%	$15.9
MediaAlpha	37.7	16.2	35.7	13.1
Buzzmove	22.9	2.4	22.9	2.5
Total other, excluding mutuals		34.3		31.5
Mutuals
BAM	100.0	(177.5)	100.0	(163.2)
Total non-controlling interests		$(143.2)		$(131.7)

Note 12. Segment Information

White Mountains has determined that its reportable segments are HG Global/BAM, MediaAlpha and Other Operations. As a result of OneBeacon Transaction, the results of operations for OneBeacon, previously reported in its own segment has been classified as discontinued operations and is now presented, net of related income taxes, as such in the statement of operations and comprehensive income. Prior year amounts have been reclassified to conform to the current period’s presentation. See Note 16 — “Held for Sale and Discontinued Operations”.
Beginning in the second quarter of 2017, MediaAlpha’s results have been presented as a separate segment within White Mountains’s consolidated financial statements. Amounts for MediaAlpha for the three months ended March 31, 2017 have been reclassified to conform to the current period’s presentation.
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
Significant intercompany transactions among White Mountains’s segments have been eliminated herein. The following table presents the financial information for White Mountains’s segments:

Millions	HG Global/BAM	MediaAlpha	Other Operations	Total
Three Months Ended March 31, 2018
Earned insurance premiums	$3.0	$—	$—	$3.0
Net investment income	3.7	—	16.0	19.7
Net realized and unrealized investment losses	(7.9)	—	(45.8)	(53.7)
Advertising and commission revenues (1)	—	70.1	.9	71.0
Other revenue	.2	1.6	.3	2.1
Total revenues	(1.0)	71.7	(28.6)	42.1
Insurance acquisition expenses	1.4	—	—	1.4
Other underwriting expenses	.1	—	—	.1
Cost of sales	—	57.4	.7	58.1
General and administrative expenses	11.8	14.1	22.0	47.9
Interest expense	—	.4	.2	.6
Total expenses	13.3	71.9	22.9	108.1
Pre-tax loss	$(14.3)	$(.2)	$(51.5)	$(66.0)

(1)	Approximately 31% of MediaAlpha’s advertising revenue was associated with one customer for the three months ended March 31, 2018.

Millions	HG Global/BAM	MediaAlpha	Other Operations	Total
Three Months Ended March 31, 2017
Earned insurance premiums	$2.0	$—	$1.0	$3.0
Net investment income	2.6	—	10.2	12.8
Net realized and unrealized investment gains	1.3	—	35.0	36.3
Advertising and commission revenues (1)	—	32.5	1.3	33.8
Other revenue	.4	—	2.5	2.9
Total revenues	6.3	32.5	50.0	88.8
Losses and loss adjustment expenses	—	—	1.1	1.1
Insurance acquisition expenses	1.2	—	.1	1.3
Other underwriting expenses	.1	—	—	.1
Cost of sales	—	27.7	1.1	28.8
General and administrative expenses	10.6	5.6	44.5	60.7
Interest expense	—	.2	.2	.4
Total expenses	11.9	33.5	47.0	92.4
Pre-tax (loss) income	$(5.6)	$(1.0)	$3.0	$(3.6)

(1)	Approximately 27% of MediaAlpha’s advertising revenue was associated with one customer for the three months ended March 31, 2017.

Note 13. Investments in Unconsolidated Entities

White Mountains’s investments in unconsolidated entities are included within other long-term investments and consist of investments in common equity securities or similar instruments, which give White Mountains the ability to exert significant influence over the investee’s operating and financial policies (“equity method eligible unconsolidated entities”). Such investments may be accounted for under either the equity method or, alternatively, White Mountains may elect to account for them under the fair value option.
The following table presents the carrying values of investments in equity method eligible unconsolidated entities recorded within other long-term investments:

Millions	March 31, 2018	December31, 2017
Equity method eligible private equity securities, at fair value	$84.7	$58.0
Investments, accounted for under the equity method	5.7	4.6
Total investments in equity method eligible unconsolidated entities	90.4	62.6
Other unconsolidated investments (1)	162.7	146.2
Total other long-term investments	$253.1	$208.8
(1) Consists of other long-term investments that are not equity method eligible.

The following table presents White Mountains’s investments in equity method eligible unconsolidated entities as of March 31, 2018 and December 31, 2017:

Investee	Ownership Interest		Instrument Held
	March 31, 2018	December 31, 2017
Compare.com	22%	22%	Common shares
DavidShield (1)	50%	—	Common shares
durchblicker	45%	45%	Common shares
Kudu	50%	—	Units
OneTitle	20%	20%	Common shares
PassportCard (1)	50%	50%	Common shares
Tuckerman Capital Fund III	21%	21%	Units
(1) At March 31, 2018, White Mountains's ownership interest in PassportCard comprised a 25% direct ownership interest and a 25% indirect interest through DavidShield. At December 31, 2017, White Mountains's ownership interest was a 50% direct ownership interest. See Note 2 — “Significant Transactions”.

Note 14. Fair Value of Financial Instruments

White Mountains accounts for all its financial instruments at fair value with the exception of the WTM Bank Facility, which was undrawn at March 31, 2018 and December 31, 2017, and the MediaAlpha Bank Facility, which is recorded as debt at face value less unamortized original issue discount.
The following table presents the fair value and carrying value of this financial instrument as of March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
Millions	Fair Value	Carrying Value	Fair Value	Carrying Value
MediaAlpha Bank Facility	$21.8	$21.6	$23.9	$23.8

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
The following description presents significant legal contingencies, ongoing non-claims related litigation or arbitration as of March 31, 2018:

Sirius Tax Contingencies
A subsidiary of Sirius Group, which was sold by White Mountains in 2016, has been denied interest deductions by the Swedish Tax Authority (“STA”) for tax years 2013-2016.  The Swedish subsidiary has filed an appeal in the Swedish Administrative Court for tax year 2013 and will preserve its right to contest the STA’s decision for later years if needed.  Sirius Group believes it is more likely than not that it will prevail in the court proceedings.  However, if the ultimate decision in the Swedish courts is unfavorable, White Mountains would be required to indemnify Sirius Group for the tax effect of the interest deductions, which is approximately $18.5 million.

Note 16. Held for Sale and Discontinued Operations

OneBeacon

On September 28, 2017, Intact Financial Corporation completed its acquisition of OneBeacon in an all-cash transaction for $18.10 per share. White Mountains received total proceeds of $1.3 billion and recorded a gain of $554.6 million, net of transaction costs. Net income from discontinued operations related to OneBeacon was $32.3 million for the three months ended March 31, 2017.

Tranzact

On July 21, 2016, White Mountains completed its sale of Tranzact to Clayton, Dubilier & Rice, LLC and received net proceeds of $221.3 million at closing. On October 5, 2016, White Mountains received additional proceeds of $1.2 million following the release of the post-closing purchase price adjustment escrow. During 2016, White Mountains recorded a $51.9 million gain from the sale of Tranzact in discontinued operations, which included a $30.2 million tax expense for the reversal of a tax valuation allowance that is offset by a tax benefit recorded in continuing operations.
During the three months ended March 31, 2017, White Mountains recorded a $1.0 million reduction to the gain from sale of Tranzact in discontinued operations as a result of 2016 state tax payments.

Sirius Group

On April 18, 2016, White Mountains completed the sale of Sirius Group to CMI for $2.6 billion. During 2016, White Mountains recorded a $363.2 million gain from the sale of Sirius Group in discontinued operations in the statement of operations and $113.3 million in other comprehensive income from discontinued operations.
During the three months ended March 31, 2018, White Mountains recorded a $0.1 million gain from sale of Sirius Group as a result of a change to the valuation of the accrued incentive compensation payable to Sirius Group employees.

Other

As of December 31, 2017, White Mountains has classified its Guilford, Connecticut property, which consists of an office building and adjacent land, as held for sale. The property has been measured at its estimated fair value net of costs of disposal, of $3.3 million as of March 31, 2018 and December 31, 2017.

Net Income (Loss) from Discontinued Operations

The following table presents the results of operations, including related income taxes, associated with the business classified as discontinued operations. For the three months ended March 31, 2018, the amounts presented relate to Sirius Group. For the three months ended March 31, 2017, the amounts presented relate to OneBeacon and Tranzact. The results of discontinued operations from Sirius Group and Tranzact up to the closing date of the transaction inured to White Mountains. Given the fixed price nature of the OneBeacon Transaction, OneBeacon’s results were economically transferred to the buyer at signing.

	Three Months Ended		Three Months Ended
	March 31, 2018		March 31, 2017
Millions	Sirius Group	Total	OneBeacon	Tranzact	Total
Revenues
Earned insurance premiums	$—	$—	$261.8	$—	$261.8
Net investment income	—	—	12.2	—	12.2
Net realized and unrealized gains	—	—	15.0	—	15.0
Other revenue	—	—	3.4	—	3.4
Total revenues	—	—	292.4	—	292.4
Expenses
Loss and loss adjustment expenses	—	—	150.6	—	150.6
Insurance and reinsurance acquisition expenses	—	—	45.3	—	45.3
Other underwriting expenses	—	—	51.7	—	51.7
General and administrative expenses	—	—	5.0	—	5.0
Interest expense	—	—	3.3	—	3.3
Total expenses	—	—	255.9	—	255.9
Pre-tax income	—	—	36.5	—	36.5
Income tax expense	—	—	(4.2)	—	(4.2)
Net income from discontinued operations	—	—	32.3	—	32.3
Net gain (loss) from sale of discontinued operations	.1	.1	—	(1.0)	(1.0)
Total income (loss) from discontinued operations	.1	.1	32.3	(1.0)	31.3
Change in foreign currency translation and other from discontinued operations	—	—	(.1)	—	(.1)
Comprehensive income (loss) from discontinued operations	$.1	$.1	$32.2	$(1.0)	$31.2

Net Change in Cash from Discontinued Operations

The following tables presents the net change in cash, including income tax payments to national governments and interest paid associated with the business classified as discontinued operations:

	Three Months Ended
	March 31,
Millions	2018	2017
Net cash provided from (used for) operations	$.1	$(1.3)
Net cash (used for) provided from investing activities	(.1)	32.3
Net cash used for financing activities	—	(21.0)
Net change in cash during the period	—	10.0
Cash balances at beginning of period	—	70.5
Net change in cash held for sale, excluding discontinued operations	—	(.9)
Cash balances at end of period	$—	$79.6
Supplemental cash flows information:
Interest paid	$—	$—
Net income tax payment to national governments	$—	$—

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
The following table presents the Company’s computation of earnings per share for discontinued operations for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
	2018	2017
Basic and diluted earnings per share numerators (in millions):
Net income attributable to White Mountains’s common shareholders	$(48.0)	$29.0
Less total loss from continuing operations, net of tax	48.1	2.3
Net income from discontinued operations attributable to White Mountains’s common shareholders	$.1	$31.3
Allocation of earnings to participating restricted common shares (1)	—	(.4)
Basic and diluted earnings per share numerators	$.1	$30.9
Basic earnings per share denominators (in thousands):
Total average common shares outstanding during the period	3,746.1	4,564.6
Average unvested restricted common shares (3)	(35.9)	(52.5)
Basic earnings per share denominator	3,710.2	4,512.1
Diluted earnings per share denominator (in thousands):
Total average common shares outstanding during the period	3,746.1	4,564.6
Average unvested restricted common shares (3)	(35.9)	(52.5)
Diluted earnings per share denominator	3,710.2	4,512.1
Basic earnings per share (in dollars) - discontinued operations:	$.03	$6.86
Diluted earnings per share (in dollars) - discontinued operations:	$.03	$6.86
(1) Restricted shares issued by White Mountains contain dividend participation features, and therefore, are considered participating securities.
(2) Net earnings attributable to White Mountains’s common shareholders, net of restricted share amounts, is equal to undistributed earnings for the three months ended March 31, 2018 and 2017.
(3) Restricted common shares outstanding vest either in equal annual installments or upon a stated date. See Note 10 — “Employee Share-Based Incentive Compensation Plans”.

Note 17. Financial Statement Revisions

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
White Mountains evaluated the impact of the misstatements resulting from the overstatements at Wobi on prior periods’ financial statements in accordance with SEC Staff Accounting Bulletin (“SAB”) Topic 1.M, Materiality, and concluded the misstatements were not material to any previously reported financial statements. However, while not material to any previously reported annual or quarterly period, the aggregate amount of prior period misstatements could be material to White Mountains's results for the full fiscal year ended December 31, 2017. White Mountains has therefore revised all periods impacted including its consolidated balance sheet as of March 31, 2017 and its consolidated statements of operations and comprehensive income, consolidated statements of changes in equity, cash flows and earnings per share for the three months March 31, 2017. The impact of these revisions to each of the previously reported consolidated statements are disclosed below.

Amounts previously reported reflect the reclassification of OneBeacon to discontinued operations for all applicable periods presented.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)

	Three months ended March 31, 2017
Millions, except for per share amounts	As previously reported	Adjustments	As revised
Revenues:
Financial Guarantee (HG Global/BAM)
Financial Guarantee revenues	$6.3	$—	$6.3
Marketing Technology (MediaAlpha)
Marketing Technology revenues	32.5	—	32.5
Other
Advertising & commission revenues	6.0	(4.7)	1.3
Other revenues (1)	48.7	—	48.7
Total revenues	93.5	(4.7)	88.8

Expenses:
Financial Guarantee (HG Global/BAM)
Financial Guarantee expenses	11.9	—	11.9
Marketing Technology (MediaAlpha)
Marketing Technology expenses	33.5	—	33.5
Other
Other expenses (2)(3)	46.8	.2	47.0
Total expenses	92.2	.2	92.4
Pre-tax income (loss)	1.3	(4.9)	(3.6)
Income tax benefit	.3	—	.3
Net income (loss) from continuing operations	1.6	(4.9)	(3.3)
Loss on sale of discontinued operations	(1.0)	—	(1.0)
Net income from discontinued operations	32.3	—	32.3
Net income (loss) (4)	32.9	(4.9)	28.0
Net loss (income) attributable to non-controlling interests	1.3	(.3)	1.0
Net income (loss) attributable to White Mountains’s common shareholders	34.2	(5.2)	29.0
Other comprehensive income (loss), net of tax	.9	(.7)	.2
Comprehensive income (loss)	35.1	(5.9)	29.2
Comprehensive loss attributable to non-controlling interests	—	—	—
Comprehensive income (loss) attributable to White Mountains’s common shareholders	$35.1	$(5.9)	$29.2

Basic and diluted earnings per share - continuing operations	$7.49	$(1.15)	$6.34
(1) Total other revenues include earned insurance premiums, net investment income, net realized and unrealized losses, and other revenues.
(2) Total other expenses include loss and loss adjustment expenses, insurance acquisition expenses, cost of sales, general and administrative expenses, and interest expense.
(3) The adjustments to other expenses is primarily related to the write-off of goodwill and intangible assets for Wobi.
(4) The adjustment to net income resulted in a corresponding adjustment in the statement of cash flows, with an offsetting adjustment to the change in other assets and liabilities within the operating cash flows section. There was no change to cash flows from operations, cash flows from investing activities or cash flows from financing activities.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Three months ended March 31, 2017
Millions	As previously reported	Adjustments	As revised

Common shares and paid-in surplus	$807.1	$.7	$807.8

Retained earnings, beginning of year	2,797.2	(20.6)	2,776.6
Share repurchases	(5.1)	—	(5.1)
Net income (loss)	34.2	(5.2)	29.0
Dividends	(4.6)	—	(4.6)
Retained earnings, end of period	2,821.7	(25.8)	2,795.9

Accumulated other comprehensive loss, after tax, beginning of year	(4.6)	—	(4.6)
Net change in foreign currency translation	.9	(.7)	.2
Accumulated other comprehensive income, after tax, end of period	(3.7)	(.7)	(4.4)

White Mountains’s common shareholders’ equity	3,625.1	(25.8)	3,599.3

Non-controlling interests, beginning of year	133.9	(.6)	133.3
Net loss	(1.3)	.3	(1.0)
Other changes in non-controlling interests	(.2)	(.6)	(.8)
Non-controlling interests, end of period	132.4	(.9)	131.5
Total equity	$3,757.5	$(26.7)	$3,730.8

CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2017
Millions	As previously reported	Adjustments	As revised
Assets
Financial Guarantee (HG Global/BAM)
Financial Guarantee assets	$699.1	$—	$699.1
Marketing Technology (MediaAlpha)
Marketing Technology assets	53.2	—	53.2
Other
Goodwill	13.4	(5.8)	7.6
Other intangible assets	4.5	(3.4)	1.1
Other assets — commissions receivable	21.4	(17.2)	4.2
Other assets	2,146.3	—	2,146.3
Assets held for sale	3,578.9	—	3,578.9
Total assets	$6,516.8	$(26.4)	$6,490.4
Liabilities
Financial Guarantee (HG Global/BAM)
Financial Guarantee liabilities	$126.4	$—	$126.4
Marketing Technology (MediaAlpha)
Marketing Technology liabilities	25.6	—	25.6
Other
Liabilities held for sale	2,535.2	—	2,535.2
Other liabilities	72.1	.3	72.4
Total liabilities	2,759.3	.3	2,759.6

Equity
White Mountains’s common shares	4.6	—	4.6
Paid in surplus	802.5	.7	803.2
Retained earnings	2,821.7	(25.8)	2,795.9
Accumulated other comprehensive income, net of tax	(3.7)	(.7)	(4.4)
White Mountains’s common shareholders’ equity	3,625.1	(25.8)	3,599.3
Non-controlling interests	132.4	(.9)	131.5
Total equity	3,757.5	(26.7)	3,730.8
Total liabilities and equity	$6,516.8	$(26.4)	$6,490.4

Note 18. Subsequent Events
NSM
On April 2, 2018, White Mountains announced it had entered into an agreement to acquire 95% of NSM Insurance Group (“NSM”) for cash in an amount equal to $368.3 million, subject to certain adjustments. NSM expects to borrow approximately $100.0 million of third party indebtedness in conjunction with the acquisition which will reduce White Mountains’s net investment to approximately $273.3 million. The transaction is subject to regulatory approvals and other customary closing conditions and is expected to close by the end of the second quarter of 2018.
Fidus Re
In April 2018, BAM expanded its claims paying resources by $100.0 million through a collateralized reinsurance agreement with Fidus Re Ltd., a special-purpose insurer created solely to provide collateralized reinsurance protection to BAM.
Tender Offer
On April 10, 2018, White Mountains commenced a modified Dutch tender offer for up to 500,000 White Mountains common shares that will expire on May 7, 2018.

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
The following discussion also include three non-GAAP financial measures (i) adjusted book value per share, (ii) adjusted capital, and (iii) adjusted earnings before interest, taxes, depreciation and amortization, and non-cash equity-based compensation expense (“Adjusted EBITDA”), that have been reconciled from their most comparable GAAP financial measures on page 56. White Mountains believes these measures to be useful in evaluating White Mountains’s financial performance and condition.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

Overview

White Mountains is engaged in the business of making opportunistic and value-oriented acquisitions of businesses and assets in the insurance, financial services and related sectors, operating these businesses and assets through our subsidiaries and, if and when attractive exit valuations become available, disposing of these businesses and assets.
White Mountains ended the first quarter of 2018 with book value per share of $916 and adjusted book value per share of $903. Book value per share and adjusted book value per share decreased 2% and 1% for the quarter, including dividends. The decreases were driven primarily by investment results.
Gross written premiums and MSC in the HG Global/BAM segment totaled $11 million in the first quarter of 2018, compared to $28 million in the first quarter of 2017, reflecting a market-wide drop in new-issue municipal volume, as the uncertainty over tax reform caused many issuers to pull forward planned 2018 issuance volume into 2017.  BAM insured municipal bonds with par value of $1.3 billion in the first quarter of 2018, compared to $2.4 billion in the first quarter of 2017. Total pricing, which is premiums plus MSC, including the present value of future installment MSC not yet collected, weighted by the par value of municipal bonds insured, was 96 basis points in the first quarter of 2018, compared to 119 basis points in the first quarter of 2017. Pricing in the primary market increased to 72 basis points in the first quarter of 2018, up from 59 basis points in the first quarter of 2017. BAM’s total claims paying resources were $709 million at March 31, 2018, compared to $708 million at December 31, 2017 and $662 million at March 31, 2017.
MediaAlpha reported break-even GAAP pre-tax income and adjusted EBITDA of $10 million in the first quarter of 2018, compared to GAAP pre-tax loss of $1 million and adjusted EBITDA of $2 million in the first quarter of 2017. MediaAlpha reported revenues of $72 million in the first quarter of 2018, compared to $33 million in the first quarter of 2017. The increases in GAAP pre-tax income, adjusted EBITDA and revenues were primarily driven by growth in the P&C vertical and the Health, Medicare and Life vertical, (which includes the impact of the acquisition of assets from Healthplans.com in the fourth quarter of 2017). Also in the first quarter of 2018, MediaAlpha recognized $6 million of non-cash equity-based compensation expense that is excluded from adjusted EBITDA.
The pre-tax total return on invested assets was -1.0% in the first quarter of 2018 compared to 1.5% in the first quarter of 2017. White Mountains’s fixed income portfolio returned -0.7% for the first quarter of 2018 and 0.9% for the first quarter of 2017, outperforming the longer duration Bloomberg Barclays U.S. Intermediate Aggregate Index returns of -1.1% and 0.7%. White Mountains’s portfolio of common equity securities returned -0.9% for the first quarter of 2018, and 6.1% for the first quarter of 2017, essentially in-line with the S&P 500 Index returns of -0.8% and 6.1%. Other long-term investments were down -2.8% for the first quarter of 2018, principally driven by losses from currency hedges, which have since been closed out in connection with the liquidation of White Mountains's sterling-denominated bond portfolio. White Mountains’s other long-term investments portfolio returned 1.0% for the first quarter of 2017. The results were primarily attributable to favorable private equity fund returns, partially offset by unfavorable results from unconsolidated private capital investments, unfavorable mark-to-market adjustments to the OneBeacon surplus notes and losses from foreign currency forward contracts.

Subsequent Events

NSM
On April 2, 2018, White Mountains announced an agreement to acquire 95% of NSM for cash in an amount equal to $368 million, subject to certain adjustments. NSM expects to borrow approximately $100 million of third party indebtedness in conjunction with the acquisition which will reduce White Mountains’s net investment to approximately $273 million. NSM is a full-service MGU and program administrator for specialty property & casualty insurance, with over $500 million of controlled premiums. NSM manages all aspects of the placement process on behalf of its carrier partners, including product development, marketing, underwriting, policy issuance, and claims. The company specializes in niche sectors such as collector cars, social services and behavioral health, specialty real estate, sports and fitness centers, and pet insurance.

Fidus Re
In April 2018, BAM expanded its claims-paying resources by $100 million through a collateralized reinsurance agreement with Fidus Re Ltd., a special-purpose insurer created solely to provide collateralized excess-of-loss reinsurance protection to BAM.

Tender Offer
On April 10, 2018, White Mountains commenced a modified Dutch tender offer for up to 500,000 White Mountains common shares that will expire on May 7, 2018.

 Adjusted Book Value Per Share

During the second quarter of 2017, White Mountains changed its calculation of adjusted book value per share (i) to include a discount for the time value of money arising from the expected timing of cash payments of principal and interest on the BAM Surplus Notes and (ii) to add back the unearned premium reserve, net of deferred acquisition costs, at HG Global. See NON-GAAP FINANCIAL MEASURES on page 56.
The following table presents White Mountains’s book value per share and reconciles it to adjusted book value per share, a non-GAAP measure.

	March 31, 2018	December 31, 2017	March 31, 2017
Book value per share numerators (in millions):
White Mountains’s common shareholders’ equity	$3,439.0	$3,492.5	$3,599.3
Time-value of money discount on expected future payments on the BAM Surplus Notes (1)	(154.1)	(157.0)	N/A
HG Global’s unearned premium reserve (1)	106.8	103.9	N/A
HG Global’s net deferred acquisition costs (1)	(25.2)	(24.3)	N/A
Adjusted book value per share numerator	$3,366.5	$3,415.1	$3,599.3
Book value per share denominators (in thousands of shares):
Common shares outstanding	3,753.4	3,750.2	4,572.8
Unearned restricted shares	(26.2)	(16.8)	(34.7)
Adjusted book value per share denominator	3,727.2	3,733.4	4,538.1
GAAP book value per share	$916.24	$931.30	$787.13
Adjusted book value per share	$903.22	$914.75	$793.15
Year-to-date dividends paid per share	$1.00	$1.00	$1.00
(1) Amount reflects White Mountains’s ownership in HG Global of 96.9%.

Goodwill and Other Intangible Assets

The following table presents a summary of goodwill and other intangible assets that are included in White Mountains’s book value as of March 31, 2018, December 31, 2017, and March 31, 2017:

Millions	March 31, 2018	December 31, 2017	March 31, 2017
Goodwill
MediaAlpha	$18.3	$18.3	$18.3
Other	7.6	7.6	7.6
Total goodwill	25.9	25.9	25.9
Other intangible assets
MediaAlpha	32.5	35.4	15.9
Other	.8	.8	1.1
Total other intangible assets	33.3	36.2	17.0
Total goodwill and other intangible assets (1)	59.2	62.1	42.9
Goodwill and other intangible assets held for sale	—	—	.9
Goodwill and other intangible assets attributed to non-controlling interests	(21.1)	(21.1)	(16.2)
Goodwill and other intangible assets included in White Mountains's common shareholders' equity	$38.1	$41.0	$27.6
(1) See Note 4 — “Goodwill and Other Intangible Assets” for details of other intangible assets.

Summary of Consolidated Results

The following table presents White Mountains’s consolidated financial results for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
Millions	2018	2017
Revenues
Financial Guarantee revenues	$(1.0)	$6.3
Marketing Technology revenues	71.7	32.5
Other revenues	(28.6)	50.0
Total revenues	42.1	88.8
Expenses
Financial Guarantee expenses	13.3	11.9
Marketing Technology expenses	71.9	33.5
Other expenses	22.9	47.0
Total expenses	108.1	92.4
Pre-tax (loss) income
Financial Guarantee pre-tax loss	(14.3)	(5.6)
Marketing Technology pre-tax loss	(.2)	(1.0)
Other pre-tax (loss) income	(51.5)	3.0
Total pre-tax loss	(66.0)	(3.6)
Income tax (expense) benefit	(.7)	.3
Net loss from continuing operations	(66.7)	(3.3)
Gain (loss) on sale of discontinued operations, net of tax	.1	(1.0)
Net income from discontinued operations, net of tax	—	32.3
Net (loss) income	(66.6)	28.0
Net loss attributable to non-controlling interests	18.6	1.0
Net (loss) income attributable to White Mountains’s common shareholders	(48.0)	29.0
Other comprehensive income, net of tax	—	.1
Other comprehensive income from discontinued operations, net of tax	—	.1
Comprehensive (loss) income	(48.0)	29.2
Comprehensive income attributable to non-controlling interests	—	—
Comprehensive (loss) income attributable to White Mountains’s common shareholders	$(48.0)	$29.2

I. Summary of Operations By Segment

White Mountains conducts its operations through three segments: (1) HG Global/BAM, (2) MediaAlpha and (3) Other Operations. A discussion of White Mountains’s consolidated investment operations is included after the discussion of operations by segment. White Mountains’s segment information is presented in Note 12 — “Segment Information” to the Consolidated Financial Statements.
As a result of the OneBeacon, Sirius Group and Tranzact transactions, the results of operations for OneBeacon, Sirius Group and Tranzact have been classified as discontinued operations and are now presented separately, net of related income taxes, in the statement of comprehensive income. Prior year amounts have been reclassified to conform to the current period’s presentation. See Note 16 — “Held for Sale and Discontinued Operations”.

HG Global/BAM

The following table presents the components of pre-tax income included in White Mountains’s HG Global/BAM segment related to the consolidation of HG Global, which includes HG Re and its other wholly-owned subsidiaries, and BAM for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018
Millions	HG Global	BAM	Eliminations	Total
Gross written premiums	$—	$6.4	$—	$6.4
Assumed (ceded) written premiums	5.3	(5.3)	—	—
Net written premiums	$5.3	$1.1	$—	$6.4

Earned insurance premiums	$2.3	$.7	$—	$3.0
Net investment income	1.2	2.5	—	3.7
Net investment income - BAM Surplus Notes	5.7	—	(5.7)	—
Net realized and unrealized investment loss	(3.6)	(4.3)	—	(7.9)
Other revenue	—	.2	—	.2
Total revenues	5.6	(.9)	(5.7)	(1.0)
Insurance acquisition expenses	.5	.9	—	1.4
Other underwriting expenses	—	.1	—	.1
General and administrative expenses	.4	11.4	—	11.8
Interest expense - BAM Surplus Notes	—	5.7	(5.7)	—
Total expenses	.9	18.1	(5.7)	13.3
Pre-tax income (loss)	$4.7	$(19.0)	$—	$(14.3)
Supplemental information:
Member Surplus Contributions collected (1)	$—	$4.9	$—	$4.9
(1) Member surplus contributions are recorded directly to BAM's equity, which is recorded as non-controlling interest on White Mountains's balance sheet.

	Three Months Ended March 31, 2017
Millions	HG Global	BAM	Eliminations	Total
Gross written premiums	$—	$18.7	$—	$18.7
Assumed (ceded) written premiums	12.6	(12.6)	—	—
Net written premiums	$12.6	$6.1	$—	$18.7

Earned insurance premiums	$1.5	$.5	$—	$2.0
Net investment income	.6	2.0	—	2.6
Net investment income - BAM Surplus Notes	4.8	—	(4.8)	—
Net realized and unrealized investment gains	.3	1.0	—	1.3
Other revenue	—	.4	—	.4
Total revenues	7.2	3.9	(4.8)	6.3
Insurance acquisition expenses	.3	.9	—	1.2
Other underwriting expenses	—	.1	—	.1
General and administrative expenses	.3	10.3	—	10.6
Interest expense - BAM Surplus Notes	—	4.8	(4.8)	—
Total expenses	.6	16.1	(4.8)	11.9
Pre-tax income (loss)	$6.6	$(12.2)	$—	$(5.6)
Supplemental information:
Member Surplus Contributions collected (1)	$—	$9.6	$—	$9.6
(1) Member surplus contributions are recorded directly to BAM's equity, which is recorded as non-controlling interest on White Mountains's balance sheet.

HG Global/BAM Results—Three Months Ended March 31, 2018 versus Three Months Ended March 31, 2017
BAM reports on a statutory accounting basis to the NYDFS and does not report stand-alone GAAP financial results. BAM is owned by its members, the municipalities that purchase BAM’s insurance for their debt issuances. BAM charges an insurance premium on each municipal bond insurance policy it writes. A portion of the premium is a MSC and the remainder is a risk premium. In the event of a municipal bond refunding, the MSC from the original issuance can be reutilized, in effect serving as a credit against the total insurance premium on the refunding of the municipal bond. Issuers of debt insured by BAM are members of BAM so long as any of their BAM-insured debt is outstanding, and as members they have certain interests in BAM, including the right to vote for BAM’s directors and to receive dividends in the future, if declared.
Written premiums and MSC in the HG Global/BAM segment were $11 million in 2018, compared to $28 million in 2017, primarily due to a market wide decrease in new issuance volume, as the uncertainty over tax reform caused many issuers to pull forward planned 2018 issuance volume into 2017. Under tax laws effective in 2018, interest income received by investors on new bonds that are issued to refinance existing municipal bonds and are issued more than 90 days before the refinanced municipal bond is scheduled to be redeemed (“advance refundings”) are now treated as taxable income to the investor.
Total pricing, which is premiums plus MSC, including the present value of future installment MSC not yet collected, weighted by the par value of municipal bonds insured, was 96 basis points in 2018, down from 119 basis points in 2017. Pricing in the primary market increased to 72 basis points in the first quarter of 2018, up from 59 basis points in the first quarter of 2017. In the first quarter of 2018, BAM insured $1.3 billion of municipal bonds, $1.1 billion of which were in the primary market, compared to $2.4 billion of municipal bonds, $2.0 billion of which were in the primary market, insured in the first quarter of 2017.

The following table presents the gross par value of primary and secondary market policies issued, the gross written premiums plus MSC and total pricing for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
$ in millions	2018	2017
Gross par value of primary market policies issued	$1,149.5	$2,041.0
Gross par value of secondary market policies issued	148.6	338.1
Total gross par value of market policies issued	$1,298.1	$2,379.1
Gross written premiums	$6.4	$18.7
MSC collected	4.9	9.6
Total gross written premiums and MSC	$11.3	$28.3
Total pricing (1)	96 bps	119 bps
(1) Total pricing also includes the present value of future installment MSC not yet collected of $1.2 for the first quarter of March 31, 2018.

HG Global reported GAAP pre-tax income of $5 million in the first quarter of 2018, compared to $7 million the first quarter of 2017. The decrease in pre-tax income was primarily due to lower returns in HG Global's investment portfolio. Results for the first quarter of 2018 include $6 million of interest income on the BAM Surplus Notes, compared to $5 million of interest income in the first quarter of 2017.
BAM is a mutual insurance company that is owned by its members. BAM’s results are consolidated into White Mountains’s GAAP financial statements and attributed to non-controlling interests. White Mountains reported $19 million of GAAP pre-tax loss from BAM in the first quarter of 2018, compared to $12 million in the first quarter of 2017. The increase in pre-tax loss was primarily due to lower returns in BAM's investment portfolio. Results for the first quarter of 2018 include $6 million of interest expense on the BAM Surplus Notes and $11 million of operating expenses, compared to $5 million of interest expense and $10 million of operating expenses in the first quarter of 2017.
BAM’s “claims paying resources” represent the capital and other financial resources BAM has available to pay claims and, as such, is a key indication of BAM’s financial strength. BAM’s claims paying resources include BAM’s qualified statutory capital, including MSC, net unearned premiums, contingency reserves, present value of future installment premiums and MSC and the first loss reinsurance protection provided by HG Re, which is collateralized and held in trusts.
In April 2018, BAM expanded its claims paying resources by $100.0 million through a collateralized reinsurance agreement with Fidus Re Ltd., a special-purpose insurer created solely to provide collateralized reinsurance protection to BAM.
As of March 31, 2018, BAM’s claims paying resources increased to $709 million from $708 million as of December 31, 2017. The increase was primarily driven by a $2 million increase in present value of future installment premiums and MSC and a $1 million increase in the collateral trusts at statutory value, partially offset by a $3 million decrease in qualified statutory capital.
The following table presents BAM’s total claims paying resources as of March 31, 2018 and December 31, 2017:

Millions	March 31, 2018	December 31, 2017
Policyholders’ surplus	$420.9	$427.3
Contingency reserve	37.9	34.8
Qualified statutory capital	458.8	462.1
Net unearned premiums	31.0	30.5
Present value of future installment premiums and MSC	10.9	9.0
Collateral trusts at statutory value	208.2	206.8
Claims paying resources	$708.9	$708.4

As of March 31, 2017, BAM’s claims paying resources increased to $662 million from $644 million as of December 31, 2016. The increase was primarily driven by a $12 million increase in the collateral trusts at statutory value and an increase of $6 million in net unearned statutory premiums.
The following table presents BAM’s total claims paying resources as of March 31, 2017 and December 31, 2016:

Millions	March 31, 2017	December 31, 2016
Policyholders’ surplus	$429.2	$431.5
Contingency reserve	25.5	22.7
Qualified statutory capital	454.7	454.2
Net unearned statutory premiums	29.2	23.2
Present value of future installment premiums and MSC	3.3	3.3
Collateral trusts at statutory value	175.0	163.0
Claims paying resources	$662.2	$643.7

The following table presents amounts from HG Global, which includes HG Re and its other wholly-owned subsidiaries, and BAM that are contained within White Mountains’s consolidated balance sheet as of March 31, 2018 and December 31, 2017:

	March 31, 2018
Millions	HG Global	BAM	Eliminations and Segment Adjustment	Total
Assets
Fixed maturity investments	$167.5	$454.6	$—	$622.1
Short-term investments	39.2	48.8	—	88.0
Total investments	206.7	503.4	—	710.1
Cash	1.2	8.2	—	9.4
BAM Surplus Notes	499.0	—	(499.0)	—
Accrued interest receivable on BAM Surplus Notes	131.7	—	(131.7)	—
Deferred acquisition costs	26.0	15.9	(26.0)	15.9
Insurance premiums receivable	3.1	5.4	(3.3)	5.2
Accounts receivable on unsettled investment sales	—	—	—	—
Other assets	1.2	8.3	—	9.5
Total assets	$868.9	$541.2	$(660.0)	$750.1

Liabilities
BAM Surplus Notes(1)	$—	$499.0	$(499.0)	$—
Accrued interest payable on BAM Surplus Notes(2)	—	131.7	(131.7)	—
Preferred dividends payable to White Mountains’s subsidiaries(3)	240.3	—	—	240.3
Preferred dividends payable to non-controlling interests	8.2	—	—	8.2
Unearned insurance premiums	110.2	30.0	—	140.2
Accounts payable on unsettled investment purchases	2.2	16.6	—	18.8
Other liabilities	.3	41.4	(29.3)	12.4
Total liabilities	361.2	718.7	(660.0)	419.9

Equity
White Mountains’s common shareholders’ equity	492.0	—	—	492.0
Non-controlling interests	15.7	(177.5)	—	(161.8)
Total equity	507.7	(177.5)	—	330.2
Total liabilities and equity	$868.9	$541.2	$(660.0)	$750.1

(1)	Under GAAP, the BAM Surplus Notes are classified as debt by the issuer. Under U.S. Statutory accounting, they are classified as policyholders’ surplus.

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

	December 31, 2017
Millions	HG Global	BAM	Eliminations and Segment Adjustment	Total Segment
Assets
Fixed maturity investments	$175.5	$448.1	$—	$623.6
Short-term investments	28.5	41.3	—	69.8
Total investments	204.0	489.4	—	693.4
Cash	1.9	23.7	—	25.6
BAM Surplus Notes	499.0	—	(499.0)	—
Accrued interest receivable on BAM Surplus Notes	126.0	—	(126.0)	—
Deferred acquisition costs	25.1	14.9	(25.2)	14.8
Insurance premiums receivable	2.7	4.7	(2.9)	4.5
Accounts receivable on unsettled investment sales	—	.1	—	.1
Other assets	.8	8.2	—	9.0
Total assets	$859.5	$541.0	$(653.1)	$747.4
Liabilities
BAM Surplus Notes(1)	$—	$499.0	$(499.0)	$—
Accrued interest payable on BAM Surplus Notes(2)	—	126.0	(126.0)	—
Preferred dividends payable to White Mountains’s subsidiaries(3)	227.9	—	—	227.9
Preferred dividends payable to non-controlling interests	7.7	—	—	7.7
Unearned insurance premiums	107.2	29.6	—	136.8
Accounts payable on unsettled investment purchases	—	.6	—	.6
Other liabilities	1.0	49.0	(28.1)	21.9
Total liabilities	343.8	704.2	(653.1)	394.9
Equity
White Mountains’s common shareholders’ equity	499.8	—	—	499.8
Non-controlling interests	15.9	(163.2)	—	(147.3)
Total equity	515.7	(163.2)	—	352.5
Total liabilities and equity	$859.5	$541.0	$(653.1)	$747.4

(1)	Under GAAP, the BAM Surplus Notes are classified as debt by the issuer. Under U.S. Statutory accounting, they are classified as policyholders’ surplus.

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

The following table presents the gross par value of policies priced and closed by BAM for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
Millions	2018	2017
Gross par value of primary market policies issued	$1,149.5	$2,041.0
Gross par value of secondary market policies issued	148.6	338.1
Total gross par value of policies issued	1,298.1	2,379.1

Gross par value of policies priced yet to close	366.4	328.3
Less: Gross par value of policies closed that were previously priced	(114.4)	(353.3)
Total gross par value of policies priced	$1,550.1	$2,354.1

MediaAlpha

The following table presents the components of GAAP net loss and adjusted EBITDA included in White Mountains’s MediaAlpha segment for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
Millions	2018	2017
Advertising and commission revenues	$70.1	$32.5
Cost of sales	57.4	27.7
Gross profit	12.7	4.8
Other revenue	1.6	—
General and administrative expenses	11.2	3.2
Amortization of other intangible assets	2.9	2.4
Interest expense	.4	.2
GAAP pre-tax loss	(.2)	(1.0)
Income tax expense	—	—
GAAP net loss	(.2)	(1.0)

Add back:
Non-cash equity-based compensation expense	6.4	—
Interest expense	.4	.2
Income tax expense	—	—
General and administrative expenses —depreciation	—	—
Amortization of other intangible assets	2.9	2.4
Adjusted EBITDA (1)	$9.5	$1.6
(1) See “NON-GAAP FINANCIAL MEASURES” on page 56.

MediaAlpha Results—Three Months Ended March 31, 2018 versus Three Months Ended March 31, 2017
MediaAlpha reported break-even GAAP pre-tax income and adjusted EBITDA of $10 million in the first quarter of 2018, compared to GAAP pre-tax loss of $1 million and adjusted EBITDA of $2 million in the first quarter of 2017. MediaAlpha reported revenues of $72 million in the first quarter of 2018, compared to $33 million in first quarter of 2017. The increase in GAAP pre-tax income, adjusted EBITDA and revenues were primarily driven by $19 million of revenue growth in MediaAlpha’s P&C verticals, driven by increased volume from key strategic publishers and improving demand from advertisers, and $12 million of revenue growth in the Health, Medicare and Life verticals, driven by strong contributions from assets acquired from Healthplans.com in the fourth quarter of 2017.
MediaAlpha’s cost of sales is comprised primarily of revenue share based payments to partners. Cost of sales were $57 million in the first quarter of 2018, compared to $28 million in the first quarter of 2017. The 104% increase in cost of sales was driven by the 118% increase in revenue. MediaAlpha's general and administrative expenses were $11 million in the first quarter of 2018, compared to $3 million in the first quarter of 2017. The increase was primarily driven by the recognition of non-cash equity-based compensation expense of $6 million.

Other Operations

The following table presents a summary of White Mountains’s financial results from its Other Operations segment for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
Millions	2018	2017
Earned insurance premiums	$—	$1.0
Net investment income	16.0	10.2
Net realized and unrealized investment (losses) gains	(45.8)	35.0
Advertising and commission revenues	.9	1.3
Other revenues	.3	2.5
Total revenues	(28.6)	50.0
Loss and loss adjustment expenses	—	1.1
Insurance acquisition expenses	—	.1
Cost of sales	.7	1.1
General and administrative expenses	22.0	44.5
Interest expense	.2	.2
Total expenses	22.9	47.0
Pre-tax income (loss)	$(51.5)	$3.0

Other Operations Results—Three Months Ended March 31, 2018 versus Three Months Ended March 31, 2017
White Mountains’s Other Operations segment reported pre-tax loss of $52 million in the first quarter of 2018, compared to pre-tax income of $3 million in the first quarter of 2017. The change was driven primarily by lower investment returns in the first quarter of 2018, partially offset by a reduction in general and administrative expenses. White Mountains’s Other Operations segment reported $46 million of net realized and unrealized investment losses in the first quarter of 2018, compared to $35 million of net realized and unrealized investment gains in the first quarter of 2017. White Mountains’s Other Operations segment reported $16 million of net investment income in the first quarter of 2018 compared to net investment income of $10 million in the first quarter of 2017. The increase was primarily due to dividend income on common equity securities. See Summary of Investment Results on page 48. White Mountains’s Other Operations segment general and administrative expenses were $22.0 million in the first quarter of 2018, compared to $45 million in the first quarter of 2017. The first quarter of 2017 included $14 million of additional compensation expense related to the retirement of the Company’s former Chairman and CEO and higher incentive compensation costs primarily due to a 5% increase in the market price of White Mountains's common shares during the first quarter of 2017 compared to a 3% decrease in the market price in the first quarter of 2018.
.

II. Summary of Investment Results

White Mountains’s total investment results include continuing operations and discontinued operations. OneBeacon’s investment results are included in discontinued operations for the first quarter of 2017. For purposes of discussing rates of return, all percentages are presented gross of management fees and trading expenses in order to produce a better comparison to benchmark returns, while all dollar amounts are presented net of management fees and trading expenses.
The following table presents the pre-tax investment returns for White Mountains’s consolidated portfolio, including the returns from discontinued operations, for the three months ended March 31, 2018 and 2017:

Gross Investment Returns and Benchmark Returns(1)

	Three Months Ended
	March 31,
	2018	2017
Total fixed income investments	(0.7)%	0.9%
Bloomberg Barclays U.S. Intermediate Aggregate Index	(1.1)%	0.7%

Common equity securities	(0.9)%	6.1%
Other long-term investments	(2.8)%	1.0%
Total common equity securities and other long-term investments	(1.2)%	4.2%
S&P 500 Index (total return)	(0.8)%	6.1%

Total consolidated portfolio	(1.0)%	1.5%
(1) Effective in the first quarter of 2018, investment returns are calculated using a daily weighted average of investments held. For periods prior to 2018, investment returns are calculated using a quarterly weighted average of investments held.

 Investment Returns—Three Months Ended March 31, 2018 versus Three Months Ended March 31, 2017
White Mountains’s pre-tax total return on invested assets was -1.0% for the first quarter of 2018 compared to 1.5% for the first quarter of 2017. The returns for the first quarter of 2018 were driven primarily by rising interest rates and declines in equity markets. The returns for the first quarter of 2017 were driven primarily by the equity market rally that followed the U.S. presidential election.

Fixed Income Results
White Mountains maintains a high quality, short-duration fixed income portfolio. As of March 31, 2018, the fixed income portfolio duration, including short-term investments, was 2.8 years compared to 3.4 years as of December 31, 2017 and 2.9 years as of March 31, 2017. The decrease in the duration of the fixed income portfolio over this period was primarily a result of the liquidation of the medium duration GBP investment grade corporate bond mandate in the first quarter of 2018.
White Mountains’s fixed income portfolio returned -0.7% for the first quarter of 2018, outperforming the longer duration Bloomberg Barclays U.S. Intermediate Aggregate Index return of -1.1% as interest rates rose during the period. White Mountains’s fixed income portfolio returned 0.9% for the first quarter of 2017, outperforming the longer duration Bloomberg Barclays U.S. Intermediate Aggregate Index return of 0.7%.
In the fourth quarter of 2017, White Mountains established a U.S. investment grade corporate bond portfolio with Principal Global Investors, LLC (“Principal”), a third party manager. As of March 31, 2018, the fair value of the Principal investment grade corporate bond investments was $242 million and the duration of the Principal investment grade corporate bond portfolio was approximately 4.4 years.
In the fourth quarter of 2016, White Mountains established a medium duration GBP investment grade corporate bond mandate with Legal & General Investment Management, Ltd. (“LGIM”), a third-party manager. White Mountains also entered into a foreign currency forward contract, which was recorded in other long-term investments, to manage its GBP foreign currency exposure relating to this mandate. In the first quarter of 2018, White Mountains liquidated the LGIM portfolio and closed the associated foreign currency forward contract.
In the third quarter of 2016, White Mountains established a relatively concentrated portfolio of high-yield fixed maturity investments managed by Principal. The portfolio is invested in issuers of U.S. dollar denominated publicly traded and 144A debt securities issued by corporations with generally at least one rating between “B-” and “BB+” inclusive by S&P or similar ratings from other rating agencies. As of March 31, 2018, the fair value of the Principal high-yield fixed maturity investments was $200 million and the duration of the Principal high-yield portfolio was approximately 4.6 years.

Common Equity Securities and Other Long-Term Investments Results
White Mountains maintains a portfolio of common equity securities and other long-term investments. White Mountains’s management believes that prudent levels of investments in common equity securities and other long-term investments are likely to enhance long-term after-tax total returns.
White Mountains’s portfolio of common equity securities and other long-term investments returned -1.2% for the first quarter of 2018 and 4.2% for the first quarter of 2017. White Mountains’s portfolio of common equity securities and other long-term investments represented approximately 36%, 32% and 17% of total invested assets as of March 31, 2018, December 31, 2017 and March 31, 2017. The increase in the percentage of this portfolio is primarily attributable to management’s decision to add equity exposure over the period and a decline in the investment asset base due to the OneBeacon Transaction and share repurchase activity.
White Mountains’s portfolio of common equity securities primarily consists of passive ETFs and publicly-traded common equity securities that are actively managed by third party managers. White Mountains’s portfolio of common equity securities returned -0.9% for the first quarter of 2018, essentially in-line with the S&P 500 Index return of -0.8%. White Mountains’s portfolio of common equity securities returned 6.1% for the first quarter of 2017, also in-line with the S&P 500 Index return of 6.1%.
White Mountains’s portfolio of ETFs seeks to provide investment results that, before expenses, generally correspond to the performance of broad market indices. As of March 31, 2018 and December 31, 2017, White Mountains had approximately $653 million and $570 million invested in ETFs. In the first quarter of 2018 and 2017, the ETFs essentially earned the effective index return, before expenses, over the period in which White Mountains was invested in these funds.
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
White Mountains’s actively managed common equity portfolios returned -0.4% for the first quarter of 2018 and 6.9% for the first quarter 2017, outperforming the S&P 500 Index return of -0.8% and 6.1% for the comparable periods.
White Mountains entered into foreign currency forward contracts, which were recorded in other long-term investments, to manage its foreign currency exposure relating to the common equity portfolio managed by Lazard and a portion of the common equity portfolios managed by Silchester and Highclere. These foreign currency forward contracts were closed as of December 31, 2017.
White Mountains maintains a portfolio of other long-term investments that primarily consists of one hedge fund, private equity funds and unconsolidated private capital investments. As of March 31, 2018, approximately 52% of these other long-term investments were in one long-short hedge fund and ten private equity funds, with a general emphasis on narrow, sector-focused funds.
White Mountains’s other long-term investments portfolio returned -2.8% for the first quarter of 2018. The results were primarily attributable to losses from the foreign currency forward contract closed during the period and unfavorable results from unconsolidated private capital investments. White Mountains’s other long-term investments portfolio returned 1.0% for the first quarter of 2017. The results were primarily attributable to favorable private equity fund returns, partially offset by unfavorable results from unconsolidated private capital investments, unfavorable mark-to-market adjustments to the OneBeacon surplus notes and losses from foreign currency forward contracts.

Foreign Currency Translation

As of March 31, 2018, White Mountains had gross foreign currency exposure on approximately $233 million of net assets relating to common equity securities managed by Silchester and Highclere and various other consolidated and unconsolidated private capital investments.
White Mountains may enter into foreign currency forward contracts to mitigate its foreign currency exposure on certain invested assets. In the fourth quarter of 2017, White Mountains closed the foreign currency forward contracts associated with the investment assets managed by Silchester and Highclere. In the first quarter of 2018, in conjunction with the liquidation of the GBP investment grade corporate bond mandate, White Mountains closed the associated foreign currency forward contract.
The following table presents the fair value of White Mountains’s foreign denominated assets as of March 31, 2018:

Currency (1) $ in millions	Fair Value	% of Common Shareholders’ Equity
JPY	$66.4	1.9%
EUR	53.3	1.6
GBP	48.8	1.4
All other	64.7	1.9
Total	$233.2	6.8%
(1) Includes net assets of Wobi and Buzzmove.

Income Taxes

The Company and its Bermuda domiciled subsidiaries are not subject to Bermuda income tax under current Bermuda law. If there is a change in the current law such that taxes are imposed, the Company and its Bermuda domiciled subsidiaries would be exempt from such tax until March 31, 2035, pursuant to the Bermuda Exempted Undertakings Tax Protection Act of 1966. The Company has subsidiaries and branches that operate in various other jurisdictions around the world that are subject to tax in the jurisdictions in which they operate.  The jurisdictions in which the Company’s subsidiaries and branches are subject to tax are Barbados, Gibraltar, Ireland, Israel, Luxembourg, the United Kingdom and the United States.
White Mountains’s income tax expense related to pre-tax loss from continuing operations for the three months ended March 31, 2018 represented an effective tax rate of (1.1)%. The effective tax rate was different from the U.S. statutory rate of 21%, primarily due to a full valuation allowance on all net deferred tax assets at U.S. operations, withholding taxes and a tax benefit recorded at BAM.  For BAM, MSC and the related taxes thereon are recorded directly to non-controlling interest equity, while the valuation allowance on such taxes is recorded through the income statement. For the three months ended March 31, 2018, BAM recorded a tax benefit of $1 million associated with the valuation allowance on taxes related to MSC that is included in the effective tax rate. See Note 6 — “Income Taxes”.
White Mountains’s income tax benefit related to pre-tax loss from continuing operations for the three months ended March 31, 2017 represented an effective tax rate of 8.3%. The effective tax rate was different from the U.S. statutory rate of 35%, primarily due to a full valuation allowance on all net deferred tax assets at U.S. operations and a tax benefit recorded at BAM. For BAM, MSC and the related taxes thereon are recorded directly to non-controlling interest equity, while the valuation allowance on such taxes is recorded through the income statement. For the three months ended March 31, 2017, BAM recorded a tax benefit of $3 million associated with the valuation allowance on taxes related to MSC that is included in the effective tax rate. See Note 6 — “Income Taxes”.

Discontinued Operations

OneBeacon
On September 28, 2017, White Mountains received $1.3 billion in cash proceeds from the OneBeacon Transaction and recorded a gain of $555 million, net of transaction costs. As a result of the OneBeacon Transaction, OneBeacon’s results have been reported as discontinued operations within White Mountains’s GAAP financial statements. In the first quarter of 2017, White Mountains reported net income of $32 million from OneBeacon in discontinued operations. See Note 16 — “Held for Sale and Discontinued Operations”.

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

Dividend Capacity

Following is a description of the dividend capacity of White Mountains’s reinsurance and other operating subsidiaries:

HG Global/BAM
At March 31, 2018, HG Global had $619 million face value of preferred shares outstanding, of which White Mountains owned 96.9%. Holders of the HG Global preferred shares receive cumulative dividends at a fixed annual rate of 6.0% on a quarterly basis, when and if declared by HG Global. HG Global did not declare or pay any preferred dividends in the first quarter of 2018. As of March 31, 2018, HG Global has accrued $248 million of dividends payable to holders of its preferred shares, $240 million of which is payable to White Mountains and eliminated in consolidation.
HG Re is a Special Purpose Insurer subject to regulation and supervision by the BMA, but does not require regulatory approval to pay dividends. However, HG Re’s dividend capacity is limited to amounts held outside of the collateral trusts pursuant to the FLRT with BAM. As of March 31, 2018, HG Re had statutory capital and surplus of $681 million, $722 million of assets held in the collateral trusts pursuant to the FLRT with BAM and less than $1 million of cash and investments outside the collateral trusts.
BAM repaid $4.0 million of the BAM Surplus Notes and $1.0 million of the related accrued interest during the year ended December 31, 2017. There were no repayments for the three months ended March 31, 2018.

MediaAlpha
During the first three months of 2018, MediaAlpha did not pay any dividends to its shareholders. As of March 31, 2018, MediaAlpha had $16 million of net unrestricted cash.

Other Operations
During the first quarter of 2018, White Mountains paid a $4 million common share dividend. As of March 31, 2018, the Company and its intermediate holding companies had $1,470 million of net unrestricted cash, short-term investments and fixed maturity investments, $946 million of common equity securities and $64 million of other long-term investments included in its Other Operations segment.

 Financing

The following table presents White Mountains’s capital structure as of March 31, 2018 and December 31, 2017:

($ in millions)	March 31, 2018	December 31, 2017
WTM Bank Facility	$—	$—
MediaAlpha Bank Facility, carrying value	21.5	23.8
Total debt	21.5	23.8
Non-controlling interests—other, excluding BAM	34.3	31.5
Total White Mountains’s common shareholders’ equity	3,439.0	3,492.5
Total capital	3,494.8	3,547.8
Time-value discount on expected future payments on the BAM Surplus Notes (1)	(154.1)	(157.0)
HG Global’s unearned premium reserve (1)	106.8	103.9
HG Global’s net deferred acquisition costs (1)	(25.2)	(24.3)
Total adjusted capital	$3,422.3	$3,470.4

Total debt to total adjusted capital	0.6%	0.7%
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
White Mountains has an unsecured revolving credit facility with a syndicate of lenders administered by Wells Fargo Bank, N.A., which has a total commitment of $425 million and a maturity date of August 14, 2018. As of March 31, 2018, the WTM Bank Facility was undrawn. On April 10, 2018, White Mountains commenced a modified Dutch tender offer (the “Tender Offer”) for up to 500,000 White Mountains common shares that will expire on May 7, 2018. White Mountains expects to terminate the WTM Bank Facility in conjunction with the completion of the Tender Offer.
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
On May 12, 2017, MediaAlpha entered into a secured credit facility (the “MediaAlpha Bank Facility”) with Western Alliance Bank, which had a total commitment of $20 million and a maturity date of May 12, 2020.  On October 5, 2017, MediaAlpha refinanced the MediaAlpha Bank Facility in order to fund the acquisition of certain assets associated with the Health, Life and Medicare insurance business of Healthplans.com. The total commitment of the MediaAlpha Bank Facility was increased to $28 million and the maturity date was extended to October 6, 2020. The MediaAlpha Bank Facility consists of an $18 million term loan facility, which has an outstanding balance of $17 million as of March 31, 2018, and a revolving loan facility for $10 million, which has an outstanding balance of $5 million as of March 31, 2018.
The MediaAlpha Bank Facility is secured by intellectual property and the common stock of MediaAlpha’s subsidiaries, and contains various affirmative, negative and financial covenants that White Mountains considers to be customary for such borrowings, including a maximum leverage ratio.

Covenant Compliance
As of March 31, 2018, White Mountains was in compliance with all of the covenants under all of its debt instruments.

Share Repurchases

White Mountains’s board of directors has authorized the Company to repurchase its common shares from time to time, subject to market conditions. The repurchase authorizations do not have a stated expiration date. As of March 31, 2018, White Mountains may repurchase an additional 643,130 shares under these board authorizations. In addition, from time to time White Mountains has also repurchased its common shares through tender offers that were separately approved by its board of directors. The Tender Offer that commenced on April 10, 2018 does not impact the remaining number of shares authorized for repurchase.
The following table presents common shares repurchased by the Company through the first 4 months of 2018 and 2017, as well as the average price per share as a percent of adjusted book value per share.

Dates	Shares Repurchased	Cost (millions)	Average price per share	Adjusted book value per share (1)

1st quarter 2018 (2)	9,965	$8.4	$840.63	93%
April 2018	—	—	—	N/A
Year-to-date April 30, 2018	9,965	$8.4	$840.63	93%

1st quarter 2017 (2)	7,699	$6.5	$836.05	105%
April 2017	—	—	—	—%
Year-to-date April 30, 2017	7,699	$6.5	$836.05	105%
(1) Average price per share is expressed as a percentage of White Mountains's adjusted book value per share as of March 31, 2018 for the 2018 periods presented and as of March 31, 2017 for the 2017 periods presented.
(2) Includes 9,965 and 7,699 common shares repurchased by the Company during the first four months of 2018 and 2017 to satisfy employee income tax withholding pursuant to employee benefit plans. Shares repurchased pursuant to employee benefit plans do not reduce the board authorization referred to above.

Cash Flows

Detailed information concerning White Mountains’s cash flows during the three months ended March 31, 2018 and 2017 follows:

Cash flows from continuing operations for the three months ended March 31, 2018 and March 31, 2017
Net cash used for continuing operations was $45 million in the first three months of 2018 and $55 million in the first three months of 2017. Cash used for continuing operations decreased in the first three months of 2018 compared to the first three months of 2017, primarily due to the $21 million employee retirement payment paid in the first quarter of 2017 relative to 2018, which was partially offset by increased long-term incentive payments in 2018. White Mountains made long-term incentive payments totaling $28 million and $21 million during the first three months of 2018 and 2017. White Mountains does not believe these trends will have a meaningful impact on its future liquidity or its ability to meet its future cash requirements.

Cash flows from investing and financing activities for the three months ended March 31, 2018

Financing and Other Capital Activities
During the first three months of 2018, the Company declared and paid a $4 million cash dividend to its common shareholders.
During the first three months of 2018, White Mountains repurchased and retired 9,965 of its common shares for $8 million, all of which were repurchased under employee benefit plans for statutory withholding tax payments.
During the first three months of 2018, BAM received $5 million in surplus contributions from its members.
During the first three months of 2018, MediaAlpha repaid $2 million under the MediaAlpha Bank Facility.
During the first three months of 2018, Wobi borrowed 10 million Israeli New Shekels ("ILS") (approximately $3 million) from White Mountains under an internal credit facility.

Acquisitions and Dispositions
During the first three months of 2018, White Mountains paid $42 million in connection with the DavidShield transaction.

Cash flows from investing and financing activities for the three months ended March 31, 2017

Financing and Other Capital Activities
During the first three months of 2017, the Company declared and paid a $5 million cash dividend to its common shareholders.
During the first three months of 2017, White Mountains repurchased and retired 7,699 of its common shares for $7 million, all of which were repurchased under employee benefit plans for statutory withholding tax payments.
During the first three months of 2017, BAM received $10 million in surplus contributions from its members.
During the first three months of 2017, MediaAlpha paid $0.7 million of dividends, of which $0.4 million was paid to White Mountains. During the first three months of 2017, MediaAlpha repaid $1 million under the MediaAlpha Bank Facility.
During the first three months of 2017, Wobi borrowed ILS 15 million (approximately $4 million) from White Mountains under an internal credit facility.

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

Invested Assets

As of March 31, 2018, approximately 92% of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs. Investments valued using Level 1 inputs include fixed maturity investments, primarily investments in U.S. Treasuries, short-term investments, which include U.S. Treasury Bills and common equity securities. Investments valued using Level 2 inputs include fixed maturity investments, which have been disaggregated into classes, including debt securities issued by corporations, mortgage and asset-backed securities, municipal obligations, and foreign government, agency and provincial obligations. Investments valued using Level 2 inputs also include certain passive exchange traded funds (“ETFs”) that track U.S. stock indices such as the S&P 500 but are traded on foreign exchanges, which management values using the fund manager’s published NAV to account for the difference in market close times. Fair value estimates for investments that trade infrequently and have few or no observable market prices are classified as Level 3 measurements. Investments valued using Level 3 fair value estimates are based upon unobservable inputs and include investments in certain fixed maturity investments, equity securities and other long-term investments where quoted market prices are unavailable or are not considered reasonable. Transfers between levels are based on investments held as of the beginning of the period.

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
The valuation process described above is generally applicable to all of White Mountains’s fixed maturity investments. For more detail on the techniques and inputs specific to asset classes within White Mountains’s fixed maturity investments. See Note 3 — “Investment Securities.”
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

NON-GAAP FINANCIAL MEASURES

This report includes three non-GAAP financial measures that have been reconciled with their most comparable GAAP financial measures.
Adjusted book value per share is a non-GAAP financial measure which is derived by adjusting (i) the GAAP book value per share numerator and (ii) the common shares outstanding denominator, as described below. Beginning in 2017, the GAAP book value per share numerator has been adjusted (i) to include a discount for the time value of money arising from the expected timing of cash payments of principal and interest on the BAM surplus notes and (ii) to add back the unearned premium reserve, net of deferred acquisition costs, at HG Global. Under GAAP, White Mountains is required to carry the BAM surplus notes, including accrued interest, at nominal value with no consideration for time value of money. Based on a debt service model that forecasts operating results for BAM through maturity of the surplus notes, the present value of the BAM surplus notes, including accrued interest, was estimated to be $159 million and $162 million less than the nominal GAAP carrying values as of March 31, 2018 and December 31, 2017, respectively. The value of HG Global’s unearned premium reserve, net of deferred acquisition costs, was $84 million and $82 million as of March 31, 2018 and December 31, 2017, respectively. White Mountains believes these adjustments are useful to management and investors in analyzing the intrinsic value of HG Global, including the value of the surplus notes and the value of the in-force business at HG Re, HG Global’s reinsurance subsidiary. The denominator used in the calculation of adjusted book value per share equals the number of common shares outstanding adjusted to exclude unearned restricted common shares, the compensation cost of which, at the date of calculation, has yet to be amortized. The reconciliation of GAAP book value per share to adjusted book value per share is included on page 39.
Adjusted EBITDA is defined as net income (loss) excluding interest expense on debt, income tax benefit (expense), depreciation and amortization, and non-cash equity-based compensation expense. White Mountains believes that this non-GAAP financial measure is useful to management and investors in analyzing MediaAlpha’s economic performance without the effects of interest rates, levels of debt, effective tax rates, depreciation and amortization primarily resulting from purchase accounting, or non-cash equity-based compensation. In addition, White Mountains believes that investors use adjusted EBITDA as a supplemental measurement to evaluate the overall operating performance of companies within the same industry. The reconciliation of MediaAlpha’s GAAP net income to adjusted EBITDA is included on page 46.
Total capital at White Mountains is comprised of White Mountains’s common shareholders’ equity, debt and non-controlling interests other than non-controlling interests attributable to mutuals and reciprocals. Total adjusted capital is a non-GAAP financial measure, which is derived by adjusting total capital (i) to include a discount for the time value of money arising from the expected timing of cash payments of principal and interest on the BAM Surplus Notes and (ii) to add back the unearned premium reserve, net of deferred acquisition costs, at HG Global. The reconciliation of total capital to total adjusted capital is included on page 52.

CRITICAL ACCOUNTING ESTIMATES

Refer to the Company’s 2017 Annual Report on Form 10-K for a complete discussion regarding White Mountains’s critical accounting estimates.

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

These statements are based on certain assumptions and analyses made by White Mountains in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors believed to be appropriate in the circumstances. However, whether actual results and developments will conform with its expectations and predictions is subject to risks and uncertainties that could cause actual results to differ materially from expectations, including:

•
the risks that are described from time to time in White Mountains’s filings with the Securities and Exchange Commission, including but not limited to White Mountains’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017;

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

Refer to White Mountains’s 2017 Annual Report on Form 10-K and in particular Item 7A. - “Quantitative and Qualitative Disclosures About Market Risk”.

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
There were no significant changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended March 31, 2018.

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes to any of the risk factors previously disclosed in the Registrant’s 2017 Annual Report on Form 10-K.

Item 2.	Issuer Purchases of Equity Securities.

Months	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
January 1-January 31, 2018	7,763	$851.28	—	643,130
February 1-February 28, 2018	2,202	$803.10	—	643,130
March 1-March 31, 2018	—	$—	—	643,130
Total	9,965	$840.63	—	643,130
(1) White Mountains’s board of directors has authorized the Company to repurchase its common shares, from time to time, subject to market conditions. The repurchase authorizations do not have a stated expiration date.

Item 3. Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a)	Exhibit number		Name

	10	—
Unit Purchase Agreement, dated as of March 31, 2018, by and among NSM Acquisition Holdings, LLC, AIG Property Casualty U.S., Inc, each management seller, NSM Insurance HoldCo, LLC, White Mountains Catskill Holdings, Inc., the Company, and ABRY Partners VIII, L.P. *

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
The following financial information from White Mountains’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in XBRL: (i) Consolidated Balance Sheets, March 31, 2018 and December 31, 2017; (ii) Consolidated Statements of Operations and Comprehensive Income, Three Months Ended March 31, 2018 and 2017; (iii) Consolidated Statements of Changes in Equity, Three Months Ended March 31, 2018 and 2017; (iv) Consolidated Statements of Cash Flows, Three Months Ended March 31, 2018 and 2017; and (v) Notes to Consolidated Financial Statements. *

*	Included herein
**	Not included as an exhibit as the information is contained elsewhere within this report. See Note 9 — “Earnings Per Share” of the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
(Registrant)

Date:	May 2, 2018	By: /s/ J. Brian Palmer
J. Brian Palmer
Managing Director and Chief Accounting Officer