Form 10-Q
period 2018-06-30
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2018-08-07
CIK 776867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2018

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

As of August 6, 2018, 3,180,358 common shares with a par value of $1.00 per share were outstanding (which includes 41,509 restricted common shares that were not vested at such date).

WHITE MOUNTAINS INSURANCE GROUP, LTD.

Part I.FINANCIAL INFORMATION.

Item 1.	Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
Millions, except share and per share amounts
Assets	Unaudited
Financial Guarantee (HG Global/BAM)
Fixed maturity investments, at fair value	$650.2	$623.6
Short-term investments, at fair value	66.3	69.8
Total investments	716.5	693.4
Cash	13.9	25.6
Insurance premiums receivable	6.3	4.5
Deferred acquisition costs	17.2	14.8
Accrued investment income	4.2	3.4
Accounts receivable on unsettled investment sales	—	.1
Other assets	4.4	5.6
Total Financial Guarantee assets	762.5	747.4

Specialty Insurance Distribution (NSM)
Cash	73.3	—
Premium and commission receivable	32.8	—
Goodwill and other intangible assets	436.2	—
Other assets	14.8	—
Total Specialty Insurance Distribution assets	557.1	—

Marketing Technology (MediaAlpha)
Cash	15.0	9.1
Goodwill and other intangible assets	48.3	53.7
Accounts receivable from publishers and advertisers	34.9	32.4
Other assets	1.5	1.3
Total Marketing Technology assets	99.7	96.5

Other
Fixed maturity investments, at fair value	458.5	1,506.1
Short-term investments, at fair value	255.4	106.3
Common equity securities, at fair value	911.2	866.1
Other long-term investments	255.5	208.8
Total investments	1,880.6	2,687.3
Cash	28.9	62.4
Accrued investment income	6.3	13.9
Accounts receivable on unsettled investment sales	3.5	20.9
Goodwill and other intangible assets	8.3	8.4
Other assets	17.9	19.1
Assets held for sale	3.3	3.3
Total Other assets	1,948.8	2,815.3
Total assets	$3,368.1	$3,659.2
 See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	June 30, 2018	December 31, 2017
Millions, except share and per share amounts
Liabilities	Unaudited
Financial Guarantee (HG Global/BAM)
Unearned insurance premiums	$155.5	$136.8
Accounts payable on unsettled investment purchases	11.7	.6
Other liabilities	29.3	29.6
Total Financial Guarantee liabilities	196.5	167.0

Specialty Insurance Distribution (NSM)
Debt	149.8	—
Premiums payable	72.2	—
Premiums billed in advance	7.6	—
Contingent earnout liability	17.5	—
Other liabilities	19.5	—
Total Specialty Insurance Distribution liabilities	266.6	—

Marketing Technology (MediaAlpha)
Debt	19.8	23.8
Amounts due to publishers and advertisers	38.3	31.6
Other liabilities	2.4	4.4
Total Marketing Technology liabilities	60.5	59.8

Other
Accrued incentive compensation	30.9	60.6
Accounts payable on unsettled investment purchases	10.0	—
Other liabilities	6.1	11.0
Total Other liabilities	47.0	71.6
Total liabilities	570.6	298.4

Equity
White Mountains’s common shareholders’ equity
White Mountains’s common shares at $1 par value per share—authorized 50,000,000 shares; issued and outstanding 3,180,358 and 3,750,171 shares	3.2	3.8
Paid-in surplus	572.6	666.8
Retained earnings	2,366.5	2,823.2
Accumulated other comprehensive loss, after-tax:
Net unrealized foreign currency translation losses and other	(2.2)	(1.3)
Total White Mountains’s common shareholders’ equity	2,940.1	3,492.5
Non-controlling interests	(142.6)	(131.7)
Total equity	2,797.5	3,360.8
Total liabilities and equity	$3,368.1	$3,659.2
See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2018	2017	2018	2017
Revenues:
Financial Guarantee (HG Global/BAM)
Earned insurance premiums	$3.4	$2.2	$6.4	$4.2
Net investment income	4.0	3.0	7.7	5.6
Net realized and unrealized investment (losses) gains	(2.4)	1.1	(10.3)	2.4
Other revenues	.4	.2	.6	.6
Total Financial Guarantee revenues	5.4	6.5	4.4	12.8
Specialty Insurance Distribution (NSM)
Commission revenues	22.6	—	22.6	—
Other revenues	.9	—	.9	—
Total Specialty Insurance Distribution revenues	23.5	—	23.5	—
Marketing Technology (MediaAlpha)
Advertising & commission revenues	71.8	30.8	141.9	63.3
Other revenues	—	—	1.6	—
Total Marketing Technology revenues	71.8	30.8	143.5	63.3
Other
Earned insurance premiums	—	—	—	1.0
Net investment income	7.8	11.7	23.8	21.9
Net realized and unrealized investment gains (losses)	12.9	32.6	(32.9)	67.6
Advertising & commission revenues	1.0	.5	1.9	1.8
Other revenues	(.1)	1.4	.2	3.9
Total Other revenues	21.6	46.2	(7.0)	96.2
Total revenues	122.3	83.5	164.4	172.3

Expenses:
Financial Guarantee (HG Global/BAM)
Insurance acquisition expenses	1.3	.9	2.7	2.1
Other underwriting expenses	.1	.1	.2	.2
General and administrative expenses	13.4	10.3	25.2	20.9
Total Financial Guarantee expenses	14.8	11.3	28.1	23.2
Specialty Insurance Distribution (NSM)
General and administrative expenses	12.1	—	12.1	—
Broker commission expense	6.6	—	6.6	—
Interest expense	1.6	—	1.6	—
Total Specialty Insurance Distribution expenses	20.3	—	20.3	—
Marketing Technology (MediaAlpha)
Cost of sales	59.9	26.1	117.3	53.8
General and administrative expenses	4.6	3.7	15.8	6.9
Amortization of other intangible assets	2.5	2.5	5.4	4.9
Interest expense	.3	.3	.7	.5
Total Marketing Technology expenses	67.3	32.6	139.2	66.1
Other
Loss and loss adjustment expenses	—	—	—	1.1
Cost of sales	1.1	.7	1.8	1.8
General and administrative expenses	31.0	40.9	53.0	85.5
Amortization of other intangible assets	.1	—	.1	—
Interest expense	.1	.2	.3	.4
Total Other expenses	32.3	41.8	55.2	88.8
Total expenses	134.7	85.7	242.8	178.1
Pre-tax loss from continuing operations	(12.4)	(2.2)	(78.4)	(5.8)
Income tax (expense) benefit	(2.5)	1.0	(3.2)	1.3
Net loss from continuing operations	(14.9)	(1.2)	(81.6)	(4.5)
(Loss) gain from sale of discontinued operations, net of tax	—	(.6)	.1	(1.6)
Net income from discontinued operations, net of tax	—	3.4	—	35.7
Net (loss) income	(14.9)	1.6	(81.5)	29.6
Net loss attributable to non-controlling interests	18.4	12.0	37.0	13.0
Net income (loss) attributable to White Mountains’s common shareholders	$3.5	$13.6	$(44.5)	$42.6
See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2018	2017	2018	2017
Net income (loss) attributable to White Mountains’s common shareholders	$3.5	$13.6	$(44.5)	$42.6
Other comprehensive income, net of tax:
Other comprehensive (loss) income, net of tax	(.9)	—	(.9)	.1
Comprehensive income from discontinued operations, net of tax	—	.2	—	.3
Comprehensive income (loss)	2.6	13.8	(45.4)	43.0
Comprehensive income attributable to non-controlling interests	—	—	—	—
Comprehensive income (loss) attributable to White Mountains’s common shareholders	$2.6	$13.8	$(45.4)	$43.0
See Notes to Consolidated Financial Statements.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
(LOSS) EARNINGS PER SHARE (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic earnings (loss) per share
Continuing operations	$1.02	$2.36	$(12.44)	$1.84
Discontinued operations	—	.61	.03	7.47
Total consolidated operations	$1.02	$2.97	$(12.41)	$9.31
Diluted earnings (loss) per share
Continuing operations	$1.02	$2.36	$(12.44)	$1.84
Discontinued operations	—	.61	.03	7.47
Total consolidated operations	$1.02	$2.97	$(12.41)	$9.31
Dividends declared and paid per White Mountains’s common share	$—	$—	$1.00	$1.00
See Notes to Consolidated Financial Statements.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	White Mountains’s Common Shareholders’ Equity
(Millions)	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Non-controlling interest	Total Equity
Balance at January 1, 2018	$670.6	$2,823.2	$(1.3)	$3,492.5	$(131.7)	$3,360.8
Net loss	—	(44.5)	—	(44.5)	(37.0)	(81.5)
Net change in foreign currency translation and other	—	—	(.9)	(.9)	—	(.9)
Total comprehensive loss	—	(44.5)	(.9)	(45.4)	(37.0)	(82.4)
Dividends declared on common shares	—	(3.8)	—	(3.8)	—	(3.8)
Dividends to non-controlling interests	—	—	—	—	(4.2)	(4.2)
Repurchases and retirements of common shares	(104.7)	(408.4)	—	(513.1)	—	(513.1)
Issuances of common shares	1.9	—	—	1.9	—	1.9
Recognition of equity-based units of subsidiary	4.3	—	—	4.3	2.4	6.7
Dilution from equity-based units of subsidiary	(1.1)	—	—	(1.1)	1.1	—
Capital contributions from BAM members, net of tax	—	—	—	—	12.6	12.6
Amortization of restricted share awards	6.5	—	—	6.5	—	6.5
Non-controlling interests from acquisition of NSM	—	—	—	—	14.2	14.2
Acquisition from non-controlling interests - other	(1.7)	—	—	(1.7)	—	(1.7)
Balance at June 30, 2018	$575.8	$2,366.5	$(2.2)	$2,940.1	$(142.6)	$2,797.5

	White Mountains’s Common Shareholders’ Equity
(Millions)	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Non-controlling interest	Total Equity
Balance at January 1, 2017	$810.7	$2,776.6	$(4.6)	$3,582.7	$133.3	$3,716.0
Net income (loss)	—	42.6	—	42.6	(13.0)	29.6
Net change in foreign currency translation and other	—	—	.3	.3	—	.3
Total comprehensive income (loss)	—	42.6	.3	42.9	(13.0)	29.9
Dividends declared on common shares	—	(4.6)	—	(4.6)	—	(4.6)
Dividends to non-controlling interests	—	—	—	—	(12.1)	(12.1)
Repurchases and retirements of common shares	(2.0)	(7.2)	—	(9.2)	(5.2)	(14.4)
Issuance of common shares	1.6	—	—	1.6	—	1.6
Dilution from restricted shares issued at OneBeacon	(4.1)	—	—	(4.1)	4.1	—
Capital contributions from BAM members, net of tax	—	—	—	—	12.6	12.6
Amortization of restricted share awards	9.6	—	—	9.6	.6	10.2
Deconsolidation of non-controlling interests associated with the sale of Star & Shield	—	—	—	—	(4.4)	(4.4)
Balance at June 30, 2017	$815.8	$2,807.4	$(4.3)	$3,618.9	$115.9	$3,734.8
See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(Millions)	2018	2017
Cash flows from operations:
Net (loss) income	$(81.5)	$29.6
Charges (credits) to reconcile net income to net cash used for operations:
Net realized and unrealized investment losses (gains)	43.2	(70.0)
Deferred income benefit	(1.6)	(4.8)
Net income from discontinued operations	—	(35.7)
Net (gain) loss from sale of discontinued operations, net of tax	(.1)	1.6
Amortization of restricted share and option awards	6.5	9.2
Amortization and depreciation	8.8	9.7
Other operating items:
Net change in unearned insurance premiums	18.7	27.6
Net change in deferred acquisition costs	(2.4)	(2.4)
Net change in other assets and liabilities, net	(17.1)	(31.0)
Net cash used for operations - continuing operations	(25.5)	(66.2)
Net cash provided from operations - discontinued operations	.1	87.3
Net cash (used for) provided from operations	(25.4)	21.1
Cash flows from investing activities:
Net change in short-term investments	(146.6)	102.8
Sales of fixed maturity and convertible investments	1,581.6	1,199.7
Maturities, calls and paydowns of fixed maturity and convertible investments	97.0	113.8
Sales of common equity securities	119.0	183.9
Distributions and redemptions of other long-term investments and settlements of forward contracts	(6.7)	1.9
Net settlement of investment cash flows and contributions with discontinued operations	.1	—
Purchases of other long-term investments	(47.1)	(55.1)
Purchases of common equity securities	(163.2)	(681.9)
Purchases of fixed maturity and convertible investments	(691.6)	(777.3)
Purchases of consolidated subsidiaries, net of cash acquired	(252.1)	—
Net change in unsettled investment purchases and sales	38.6	(80.1)
Net acquisitions of property and equipment	(2.4)	(.1)
Net cash provided from investing activities - continuing operations	526.6	7.6
Net cash used for investing activities - discontinued operations	(.1)	(43.6)
Net cash provided from (used for) investing activities	526.5	(36.0)
Cash flows from financing activities:
Draw down of debt and revolving line of credit	50.9	11.0
Repayment of debt and revolving line of credit	(6.1)	(13.3)
Cash dividends paid to the Company’s common shareholders	(3.8)	(4.6)
Common shares repurchased	(504.7)	—
Distribution to non-controlling interest shareholders	(3.1)	(.5)
Contributions from discontinued operations	—	30.1
Payments of contingent consideration	(2.6)	—
Capital contributions from BAM members	14.8	17.3
Acquisition of additional subsidiary shares from non-controlling interest	(1.7)	—
Fidus Re premium payment	(2.4)	—
Restricted share statutory withholding tax payments	(8.4)	(9.2)
Net cash used for financing activities - continuing operations	(467.1)	30.8
Net cash used for financing activities - discontinued operations	—	(42.0)
Net cash used for financing activities	(467.1)	(11.2)
Net change in cash during the period - continuing operations	34.0	(27.8)
Cash balances at beginning of period (excludes discontinued operations cash balances of $0.0 and $70.5)	97.1	80.2
Add: cash held for sale, excluding discontinued operations, at the beginning of period	—	.9
Less: cash held for sale, excluding discontinued operations, at the end of period	—	—
Cash balances at end of period (excludes discontinued operations cash balances of $0.0 and $71.3)	$131.1	$53.3
Supplemental cash flows information:
Interest paid	$(.7)	$(.4)
Net income tax refunds	$—	$—
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

Business Combinations
White Mountains accounts for purchases of businesses using the acquisition method, which requires the measurement of assets acquired, including goodwill and other intangible assets and liabilities assumed, including contingent liabilities, at their estimated fair values as of the acquisition date. The acquisition date fair values represent management's best estimates and are based upon established valuation techniques, reasonable assumptions and, where appropriate, valuations performed by independent third parties. In circumstances where additional information is required in order to determine the acquisition date fair value of balance sheet amounts, provisional amounts may be recorded as of the acquisition date and may be subject to subsequent adjustment throughout the measurement period, which is one year from the acquisition date. Measurement period adjustments are recognized in the period in which they are determined. The results of operations and cash flows of businesses acquired are included in the consolidated financial statements from the date of acquisition.

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

Reportable Segments
White Mountains has determined its reportable segments based on the nature of the underlying businesses, the manner in which the Company’s subsidiaries and affiliates are organized and managed and the organization of the financial information provided to the chief operating decision maker to assess performance and make decisions regarding allocation of resources. White Mountains’s reportable segments are HG Global/BAM, NSM, MediaAlpha and Other Operations. See Note 12 — “Segment Information”.

The HG Global/BAM segment consists of HG Global Ltd. and its wholly-owned subsidiaries (“HG Global”) and the consolidated results of Build America Mutual Assurance Company (“BAM”) (collectively, “HG Global/BAM”). BAM is the first and only mutual municipal bond insurance company in the United States. By insuring the timely payment of principal and interest, BAM provides market access to, and lowers interest expense for, issuers of municipal bonds used to finance essential public purposes such as schools, utilities and transportation facilities. BAM is owned by and operated for the benefit of its members, the municipalities that purchase BAM’s insurance for their debt issuances. HG Global was established to fund the startup of BAM and, through its wholly-owned subsidiary, HG Re Ltd. (“HG Re”), to provide up to 15%-of-par, first loss reinsurance protection for policies underwritten by BAM. HG Global, together with its subsidiaries, provided the initial capitalization of BAM through the purchase of $503.0 million of surplus notes issued by BAM (the “BAM Surplus Notes”). As of June 30, 2018, $499.0 million of the surplus notes remain outstanding. As of June 30, 2018 and December 31, 2017, White Mountains owned 96.9% of HG Global’s preferred equity and 88.4% of its common equity. White Mountains does not have an ownership interest in BAM. However, White Mountains is required to consolidate BAM’s results in its financial statements because BAM is a VIE for which White Mountains is the primary beneficiary. BAM’s results are attributed to non-controlling interests.
The NSM segment consists of NSM Insurance HoldCo, LLC and its wholly-owned subsidiaries (collectively, "NSM"). NSM is a full service managing general agency and program administrator for specialty property and casualty insurance. NSM manages all aspects of the placement process on behalf of its carrier partners, including product development, marketing, underwriting and policy issuance. NSM specializes in niche sectors including collector cars, social services and behavioral health, specialty real estate, sports and fitness centers, and pet insurance. White Mountains acquired a 95% ownership share in NSM on May 11, 2018. See Note 2 - "Significant Transactions".
The MediaAlpha segment consists of QL Holdings LLC and its wholly-owned subsidiary QuoteLab, LLC (collectively “MediaAlpha”). MediaAlpha is a leading marketing technology company that develops technology that enables the programmatic buying and selling of vertical-specific, performance-based media between advertisers (buyers of advertising inventory) and publishers (sellers of advertising inventory) through cost-per-click, cost-per-call and cost-per-lead pricing models. MediaAlpha's media buying platform enables advertisers to create and automate data-driven bidding strategies designed to improve the efficiency and enhance overall performance of their marketing campaigns that target high-intent consumers at the time and place they are ready to purchase. MediaAlpha’s publisher platform is used by publishers to sell their vertical-specific, performance-based media to advertisers through transparent, programmatic, auction-based marketplaces. MediaAlpha works with 580 advertisers and 325 publishers across a number of insurance (auto, motorcycle, home, renter, health and life) and non-insurance (travel, education, personal finance and home services) verticals.
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
White Mountains has classified its Guilford, Connecticut property, which consists of an office building and adjacent land, as held for sale as of June 30, 2018 and December 31, 2017. See Note 16 — “Held for Sale and Discontinued Operations”.

Derivatives
White Mountains holds from time to time derivative financial instruments for risk management purposes. White Mountains recognizes all derivatives as either assets or liabilities on the balance sheet measured at fair value. During the quarter ended June 30, 2018, White Mountains entered into an interest rate swap to hedge its exposure to the interest rate risk associated with the interest payments on NSM's variable rate debt. In order to qualify for hedge accounting, a derivative instrument must be both highly effective in offsetting the exposure to the hedged risk and designated as a hedge at inception. The swap meets both of these requirements and is being accounted for as a hedge. Changes in the fair value of the swap are recognized in other comprehensive income until changes in the interest rate on the debt cause an increase in the hedged cash flows. When the hedged cash flows increase, then the effective portion of the gains or losses arising from the change in the fair value of the swap are reclassified into earnings from other comprehensive income. The amounts reclassified are included in the same financial statement caption as the related interest expense, effectively fixing the debt interest at the fixed rate in the swap for the hedged portion of the interest cash flows. Any portion of the change in the fair value of a derivative instrument designated as a cash flow hedge that represents hedge ineffectiveness is recognized in current period pre-tax income. Hedge ineffectiveness is measured as the amount by which changes in the fair value of a derivative designated as a hedge exceed the change in the fair value of the related hedged cash flows. White Mountains formally evaluates and documents the relationship between derivatives used as hedges and the related hedged cash flows, including its risk-management objective and strategy for undertaking a hedging transaction. White Mountains formally assesses the effectiveness of the hedging transaction at both inception and on an ongoing basis. White Mountains also held certain foreign currency forward contracts which were held for risk management purposes, but not designated as hedges. These contracts are measured at fair value with the changes therein recognized through current period pre-tax income. See Note 7 — “Derivatives”.

Reinsurance Contracts Accounted for as Deposits
Reinsurance contracts that do not meet the risk transfer requirements necessary to be accounted for as reinsurance are accounted for using the deposit method under GAAP. BAM entered into a reinsurance contract agreement with Fidus Reinsurance Ltd. (“Fidus Re”) in 2018, which is accounted for using the deposit method. See Note 8 — “Municipal Bond Guarantee Insurance”. The nonrefundable consideration paid by BAM to Fidus Re is charged to financing expense within general and administrative expenses.

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
On January 1, 2017, White Mountains adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (ASC 718) which simplifies certain aspects of the accounting for share-based compensation. The new guidance provides an accounting policy election to account for forfeitures by either applying an assumption, as required under existing guidance, or by recognizing forfeitures when they actually occur. At adoption, White Mountains did not change its accounting policy for forfeitures, which is to apply an assumed forfeiture rate. The new guidance has also changed the threshold for partial cash settlement to settle statutory withholding requirements for equity classified awards, increasing the threshold up to the maximum statutory tax rate. As a result of adoption, White Mountains reported $8.4 million and $9.2 million of statutory withholding tax payments made in connection with the settlement of restricted shares as financing cash flows for the six months ended June 30, 2018 and 2017. Such payments were classified as operating cash flows prior to adoption.

In addition, the new guidance changed the treatment for excess tax benefits that arise from the difference between the deduction for tax purposes and the compensation costs recognized for financial reporting. Under the new guidance, a reporting entity recognizes excess tax benefits or expense in current period earnings, regardless of whether it is in a taxes payable position.

Business Combinations
On January 1, 2018, White Mountains adopted ASU 2017-01, Business Combinations: Clarifying the Definition of a Business (ASC 805), which clarifies the definition of a business and affects the determination of whether acquisitions or disposals are accounted for as assets or as a business. Under the new guidance, when substantially all of the fair value of the assets is concentrated in a single identifiable asset or group of similar assets, it is not a business. Adoption of ASU 2017-01 did not have any impact on White Mountains's financial statements.

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

Note 2. Significant Transactions

Acquisitions

NSM
On May 11, 2018, White Mountains closed its acquisition of 95% of NSM for cash consideration of $274.2 million. The consideration is subject to a customary purchase price adjustment. White Mountains recognized total assets acquired related to NSM of $494.1 million, including $381.9 million of goodwill and other intangible assets, total liabilities assumed of $205.7 million, and non-controlling interest of $14.3 million reflecting acquisition date fair values. In connection with the acquisition, White Mountains incurred transaction costs of $6.3 million, which were expensed in the second quarter of 2018.
On May 18, 2018, NSM acquired 100% of Fresh Insurance Services Group Limited (“Fresh Insurance”), an insurance broker that specializes in non-standard personal lines products, motor trade, van, and travel insurance in the United Kingdom, for an upfront cash purchase price of GBP 36.6 million (approximately $49.6 million based on the spot rate at the date of acquisition). The purchase price is subject to adjustment based upon growth in EBITDA during two earnout periods, ending in February 2020 and February 2022. NSM has recorded a liability for contingent consideration of GBP 5.6 million (approximately $7.5 million based on the spot rate at the date of acquisition). NSM recognized total assets acquired related to Fresh Insurance of $69.9 million, including $54.3 million of goodwill and other intangible assets, and total liabilities assumed of $20.3 million, reflecting acquisition date fair values.

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

Kudu
On February 5, 2018, White Mountains entered into an agreement to fund up to $127.5 million in Kudu Investment Management, LLC (“Kudu”), a capital provider to asset management and wealth management firms. Kudu specializes in providing capital solutions to asset managers and registered investment advisers, including generational ownership transfers, management buyouts, acquisition and growth finance, as well as liquidity for legacy partners.
As of June 30, 2018, White Mountains has funded $1.8 million in Kudu. White Mountains has determined that Kudu is a VIE, however White Mountains is not the primary beneficiary. White Mountains has elected to take the fair value option for its investment in Kudu.

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
On October 5, 2017, White Mountains acquired 131,579 newly-issued Class A common units of MediaAlpha for $12.5 million. As of June 30, 2018 and December 31, 2017 White Mountains’s ownership share in MediaAlpha was 62.3% and 64.4%.

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
Realized investment gains (losses) resulting from sales of investment securities are accounted for using the specific identification method. Premiums and discounts on all fixed maturity investments are amortized or accreted to income over the anticipated life of the investment. Short-term investments consist of interest-bearing money market funds and other securities, which at the time of purchase, mature or become available for use within one year.  Short-term investments are carried at amortized or accreted cost, which approximated fair value as of June 30, 2018 and December 31, 2017.
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
The following table presents pre-tax net investment income for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2018	2017	2018	2017
Investment income:
Fixed maturity investments	$8.9	$11.2	$19.8	$23.1
Short-term investments	2.1	.2	4.7	.3
Common equity securities	2.8	3.7	7.8	5.0
Other long-term investments	(1.4)	.4	.5	.4
Total investment income	12.4	15.5	32.8	28.8
Third-party investment expenses	(.6)	(.8)	(1.3)	(1.3)
Net investment income, pre-tax	$11.8	$14.7	$31.5	$27.5

Net Realized and Unrealized Investment Gains (Losses)

The following table presents net realized and unrealized investment gains (losses) for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2018	2017	2018	2017
Net realized investment gains (losses), pre-tax	$1.4	$13.4	$(3.7)	$14.0
Net unrealized investment gains (losses), pre-tax	9.1	20.3	(39.5)	56.0
Net realized and unrealized investment gains (losses), pre-tax	10.5	33.7	(43.2)	70.0
Income tax (expense) benefit attributable to net realized and unrealized investment gains (losses)	(1.9)	(1.7)	3.8	(5.5)
Net realized and unrealized investment gains (losses), after-tax	$8.6	$32.0	$(39.4)	$64.5

Net Realized Investment Gains (Losses)
The following tables present net realized investment gains (losses) for the three and six months ended June 30, 2018 and 2017

	Three Months Ended			Three Months Ended
	June 30, 2018			June 30, 2017
Millions	Net realized (losses) gains	Net foreign exchange gains (losses)	Total net realized (losses) gains reflected in earnings	Net realized gains	Net foreign exchange gains (losses)	Total net realized gains (losses) reflected in earnings
Fixed maturity investments	$(8.8)	$—	$(8.8)	$.1	$1.3	$1.4
Short-term investments	(.7)	—	(.7)	—	—	—
Common equity securities	10.8	—	10.8	12.8	.5	13.3
Other long-term investments	.1	—	.1	.4	(1.7)	(1.3)
Net realized investment gains, pre-tax	1.4	—	1.4	13.3	.1	13.4
Income tax benefit (expense) attributable to net realized investment gains	9.4	—	9.4	(2.7)	—	(2.7)
Net realized investment gains, after-tax	$10.8	$—	$10.8	$10.6	$.1	$10.7

	Six Months Ended			Six Months Ended
	June 30, 2018			June 30, 2017
Millions	Net realized (losses) gains	Net foreign exchange gains (losses)	Total net realized (losses) gains reflected in earnings	Net realized (losses) gains	Net foreign exchange gains (losses)	Total net realized gains (losses) reflected in earnings
Fixed maturity investments	$(22.5)	$18.2	$(4.3)	$(1.0)	$1.4	$.4
Short-term investments	(.8)	—	(.8)	—	—	—
Common equity securities	12.0	—	12.0	13.6	.6	14.2
Other long-term investments	(3.4)	(7.2)	(10.6)	1.1	(1.7)	(.6)
Net realized investment (losses) gains, pre-tax	(14.7)	11.0	(3.7)	13.7	.3	14.0
Income tax benefit (expense) attributable to net realized investment (losses) gains	8.9	—	8.9	(2.9)	—	(2.9)
Net realized investment (losses) gains, after-tax	$(5.8)	$11.0	$5.2	$10.8	$.3	$11.1

Net Unrealized Investment Gains (Losses)
The following tables present net unrealized investment gains (losses) and changes in the carrying value of investments measured at fair value for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended			Three Months Ended
	June 30, 2018			June 30, 2017
Millions	Net unrealized gains	Net foreign exchange losses	Total net unrealized gains reflected in earnings	Net unrealized gains	Net foreign exchange gains (losses)	Total net unrealized gains (losses) reflected in earnings
Fixed maturity investments	$1.4	$—	$1.4	$7.3	$5.8	$13.1
Short-term investments	.7	—	.7	—	—	—
Common equity securities	5.5	—	5.5	7.8	2.6	10.4
Other long-term investments	2.3	(.8)	1.5	4.7	(7.9)	(3.2)
Net unrealized investment gains (losses), pre-tax	9.9	(.8)	9.1	19.8	.5	20.3
Income tax (expense) benefit attributable to net unrealized investment gains (losses)	(11.4)	.1	(11.3)	1.0	—	1.0
Net unrealized investment (losses) gains, after-tax	$(1.5)	$(.7)	$(2.2)	$20.8	$.5	$21.3

	Six Months Ended			Six Months Ended
	June 30, 2018			June 30, 2017
Millions	Net unrealized (losses) gains	Net foreign exchange (losses) gains	Total net unrealized (losses) gains reflected in earnings	Net unrealized gains	Net foreign exchange gains (losses)	Total net unrealized gains reflected in earnings
Fixed maturity investments	$(17.2)	$(14.8)	$(32.0)	$17.5	$7.4	$24.9
Common equity securities	(11.2)	—	(11.2)	26.9	3.1	30.0
Other long-term investments	.4	3.3	3.7	11.7	(10.6)	1.1
Net unrealized investment (losses) gains, pre-tax	(28.0)	(11.5)	(39.5)	56.1	(.1)	56.0
Income tax expense attributable to net unrealized investment (losses) gains	(5.1)	—	(5.1)	(2.6)	—	(2.6)
Net unrealized investment (losses) gains, after-tax	$(33.1)	$(11.5)	$(44.6)	$53.5	$(.1)	$53.4

The following table presents total gains (losses) included in earnings attributable to net unrealized investment gains (losses) for Level 3 investments for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2018	2017	2018	2017
Other long-term investments	$3.2	$(1.7)	$(1.9)	$(1.5)
Total net unrealized investment gains (losses) , pre-tax - Level 3 investments	$3.2	$(1.7)	$(1.9)	$(1.5)

Investment Holdings

The following tables present the cost or amortized cost, gross unrealized investment gains (losses), net foreign currency gains, and carrying values of White Mountains’s fixed maturity investments as of June 30, 2018 and December 31, 2017.

	June 30, 2018
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
U.S. Government and agency obligations	$122.5	$—	$(1.4)	$—	$121.1
Debt securities issued by corporations	607.3	.4	(15.2)	—	592.5
Mortgage and asset-backed securities	135.8	—	(3.1)	—	132.7
Municipal obligations	262.6	1.3	(1.5)	—	262.4
Total fixed maturity investments	$1,128.2	$1.7	$(21.2)	$—	$1,108.7

	December 31, 2017
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
U.S. Government and agency obligations	$297.8	$—	$(1.3)	$—	$296.5
Debt securities issued by corporations	867.6	2.9	(4.3)	14.7	880.9
Mortgage and asset-backed securities	697.2	1.6	(4.1)	—	694.7
Municipal obligations	252.0	3.7	(.8)	—	254.9
Foreign government, agency and provincial obligations	2.6	—	—	.1	2.7
Total fixed maturity investments	$2,117.2	$8.2	$(10.5)	$14.8	$2,129.7

The following tables present the cost or amortized cost, gross unrealized investment gains (losses), net foreign currency losses, and carrying values of White Mountains’s common equity securities and other long-term investments as of June 30, 2018 and December 31, 2017:

	June 30, 2018
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency losses	Carrying value
Common equity securities	$796.0	$117.9	$(2.7)	$—	$911.2
Other long-term investments	$289.8	$17.6	$(50.2)	$(1.7)	$255.5

	December 31, 2017
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency losses	Carrying value
Common equity securities	$739.7	$129.4	$(3.0)	$—	$866.1
Other long-term investments	$246.6	$6.8	$(39.7)	$(4.9)	$208.8

Other Long-Term Investments

The following table presents the carrying values of White Mountains’s other long-term investments as of June 30, 2018 and December 31, 2017:

	Carrying Value at
Millions	June 30, 2018	December 31, 2017
Hedge funds and private equity funds, at fair value	$129.6	$125.3
Private equity securities, at fair value (1)(2)(3)	110.8	83.2
Foreign currency forward contracts	—	(3.7)
Other	15.1	4.0
Total other long-term investments	$255.5	$208.8
(1) See Fair Value Measurements by Level table.
(2) Includes White Mountains's non-controlling interests in common equity securities, limited liability companies and private convertible preferred securities.
(3) White Mountains holds a 20% ownership interest in OneTitle Holdings LLC (“OneTitle”) and has provided a $10.0 million surplus note facility under which OneTitle’s wholly-owned insurance subsidiary, OneTitle National Guaranty Company, Inc., may draw funds under certain circumstances. At June 30, 2018, no funds had been drawn on the surplus note facility.

Hedge Funds and Private Equity Funds
White Mountains invests in hedge funds and private equity funds, which are included in other long-term investments. The fair value of these investments is generally estimated using the NAV of the funds. As of June 30, 2018, White Mountains held investments in one hedge fund and twelve private equity funds.  The largest investment in a single fund was $58.5 million as of June 30, 2018 and $54.9 million as of December 31, 2017.
The following table presents investments in hedge funds and private equity funds by investment objective and sector as of June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
Millions	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Hedge funds
Long/short banks and financial	$58.5	$—	$54.9	$—
Total hedge funds	58.5	—	54.9	—

Private equity funds
Manufacturing/Industrial	39.2	10.5	43.3	10.4
Aerospace/Defense/Government	18.3	37.9	15.8	12.9
Direct lending	7.8	22.6	7.1	23.1
Financial services	5.8	10.3	4.2	11.7
Real estate	—	50.0	—	—
Total private equity funds	71.1	131.3	70.4	58.1
Total hedge funds and private equity funds included in other long-term investments	$129.6	$131.3	$125.3	$58.1

Redemption of investments in certain hedge funds is subject to restrictions including lock-up periods where no redemptions or withdrawals are allowed, restrictions on redemption frequency and advance notice periods for redemptions. Amounts requested for redemptions remain subject to market fluctuations until the redemption effective date, which generally falls at the end of the defined redemption period. As of June 30, 2018, White Mountains held one active hedge fund with a fair value of $58.5 million. The hedge fund is subject to a lock-up period that expires on September 1, 2018, with a semi-annual restriction on redemption frequency thereafter and an advance notice period requirement of not less than 45 days.
Investments in private equity funds are generally subject to a lock-up period during which investors may not request a redemption. Distributions prior to the expected termination date of the fund may be limited to dividends or proceeds arising from the liquidation of the fund’s underlying investments. In addition, certain private equity funds have the option to extend the lock-up period.
The following table presents investments in private equity funds that were subject to lock-up periods as of June 30, 2018:

Millions	1 – 3 years	3 – 5 years	5 – 10 years	>10 years	Total
Private equity funds — expected lock-up period remaining	$9.0	$5.8	$42.7	$13.6	$71.1

Investors in private equity funds are generally subject to indemnification obligations outside of the capital commitment period and prior to the winding up of the fund. As of June 30, 2018 and December 31, 2017, White Mountains is not aware of any indemnification claims relating to its investments in private equity funds.  Any future indemnification obligations would be disclosed separately as opposed to being included in the Unfunded Commitments balance.

Fair Value Measurements as of June 30, 2018
Fair value measurements are categorized into a hierarchy that distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). Quoted prices in active markets for identical assets or liabilities have the highest priority (“Level 1”), followed by observable inputs other than quoted prices, including prices for similar but not identical assets or liabilities (“Level 2”) and unobservable inputs, including the reporting entity’s estimates of the assumptions that market participants would use, having the lowest priority (“Level 3”). As of June 30, 2018 and December 31, 2017, White Mountains used quoted market prices or other observable inputs to determine fair value for approximately 90% and 94% of the investment portfolio.

Fair Value Measurements by Level
The following tables present White Mountains’s fair value measurements for investments as of June 30, 2018 and December 31, 2017 by level. The major security types were based on the legal form of the securities. White Mountains has disaggregated its fixed maturity investments based on the issuing entity type, which impacts credit quality, with debt securities issued by U.S. Government entities carrying minimal credit risk, while the credit and other risks associated with other issuers, such as corporations, foreign governments, municipalities or entities issuing mortgage and asset-backed securities vary depending on the nature of the issuing entity type. White Mountains further disaggregates debt securities issued by corporations and common equity securities by industry sector because investors often reference commonly used benchmarks and their subsectors to monitor risk and performance. Accordingly, White Mountains has further disaggregated these asset classes into subclasses based on the similar sectors and industry classifications it uses to evaluate investment risk and performance against commonly used benchmarks, such as the Bloomberg Barclays U.S. Intermediate Aggregate and S&P 500 indices.

	June 30, 2018
Millions	Fair Value	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. Government and agency obligations	$121.1	$121.1	$—	$—

Debt securities issued by corporations:
Financials	143.2	—	143.2	—
Consumer	112.5	—	112.5	—
Technology	63.6	—	63.6	—
Healthcare	63.5	—	63.5	—
Energy	53.6	—	53.6	—
Materials	51.5	—	51.5	—
Communications	44.3	—	44.3	—
Industrial	41.1	—	41.1	—
Utilities	19.2	—	19.2	—
Total debt securities issued by corporations:	592.5	—	592.5	—

Mortgage and asset-backed securities	132.7	—	132.7	—
Municipal obligations	262.4	—	262.4	—
Total fixed maturity investments	1,108.7	121.1	987.6	—

Short-term investments(1)	321.7	314.6	7.1	—

Common equity securities:
Exchange traded funds (2)	621.9	558.9	63.0	—
Financials	17.9	17.9	—	—
Healthcare	17.1	17.1	—	—
Technology	15.8	15.8	—	—
Industrial	11.0	11.0	—	—
Consumer	8.8	8.8	—	—
Communications	7.5	7.5	—	—
Energy	7.2	7.2	—	—
Other (3)	204.0	—	204.0	—
Total common equity securities	911.2	644.2	267.0	—

Other long-term investments (4)	125.9	—	—	125.9
Total investments	$2,467.5	$1,079.9	$1,261.7	$125.9
(1) Short-term investments are measured at amortized cost, which approximates fair value.
(2) ETFs traded on foreign exchanges are priced using the fund's published NAV to account for the difference in market close times and are therefore designated a level 2 measurement.
(3) Consists of two investments in unit trusts that primarily invest in international equities.
(4) Excludes carrying value of $129.6 associated with hedge funds and private equity funds for which fair value is measured at NAV using the practical expedient.

	December 31, 2017
Millions	Fair Value	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. Government and agency obligations	$296.5	$296.5	$—	$—

Debt securities issued by corporations:
Consumer	185.1	—	185.1	—
Communications	127.8	—	127.8	—
Financials	114.8	—	114.8	—
Utilities	108.9	—	108.9	—
Materials	95.5	—	95.5	—
Healthcare	94.3	—	94.3	—
Technology	80.5	—	80.5	—
Energy	48.1	—	48.1	—
Industrial	25.9	—	25.9	—
Total debt securities issued by corporations:	880.9	—	880.9	—

Mortgage and asset-backed securities	694.7	—	694.7	—
Municipal obligations	254.9	—	254.9	—
Foreign government, agency and provincial obligations	2.7	—	2.7	—
Total fixed maturity investments	2,129.7	296.5	1,833.2	—

Short-term investments (1)	176.1	151.0	25.1	—

Common equity securities:
Exchange traded funds (2)	569.7	508.1	61.6	—
Healthcare	17.1	17.1	—	—
Financials	16.3	16.3	—	—
Technology	15.1	15.1	—	—
Industrial	11.9	11.9	—	—
Communications	10.9	10.9	—	—
Consumer	10.7	10.7	—	—
Energy	3.8	3.8	—	—
Other (3)	210.6	—	210.6	—
Total common equity securities	866.1	593.9	272.2	—

Other long-term investments (4)	87.2	—	—	87.2
Total investments	$3,259.1	$1,041.4	$2,130.5	$87.2
(1) Short-term investments are measured at amortized cost, which approximates fair value.
(2) ETFs traded on foreign exchanges are priced using the fund’s published NAV to account for the difference in market close times and are therefore designated a level 2 measurement.
(3) Consists of two investments in unit trusts that primarily invests in international equities.
(4) Excludes carrying value of $(3.7) related to foreign currency forward contracts and $125.3 associated with hedge funds and private equity funds for which fair value is measured at NAV using the practical expedient.

Debt Securities Issued by Corporations

The following table presents the ratings of debt securities issued by corporations held in White Mountains’s investment portfolio as of June 30, 2018 and December 31, 2017:

	Fair Value at
Millions	June 30, 2018	December 31, 2017
AAA	$8.8	$1.6
AA	60.1	42.6
A	275.6	192.5
BBB	163.9	465.2
BB	71.9	161.7
B	12.2	17.3
Debt securities issued by corporations (1)	$592.5	$880.9
(1) Credit ratings are assigned based on the following hierarchy: (1) Standard & Poor’s Financial Services LLC (“S&P”) and (2) Moody's Investor Service, Inc. (“Moody’s”).

Mortgage and Asset-backed Securities

The following table presents the carrying value of White Mountains’s mortgage and asset-backed securities as of June 30, 2018 and December 31, 2017:

	June 30, 2018			December 31, 2017
Millions	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
Mortgage-backed securities:
Agency:
GNMA	$25.9	$25.9	$—	$46.3	$46.3	$—
FNMA	53.9	53.9	—	84.5	84.5	—
FHLMC	40.8	40.8	—	62.0	62.0	—
Total agency (1)	120.6	120.6	—	192.8	192.8	—
Non-agency:
Commercial	—	—	—	70.5	70.5	—
Total non-agency	—	—	—	70.5	70.5	—

Total mortgage-backed securities	120.6	120.6	—	263.3	263.3	—
Other asset-backed securities:
Credit card receivables	8.9	8.9	—	206.0	206.0	—
Vehicle receivables	3.2	3.2	—	142.4	142.4	—
Other	—	—	—	83.0	83.0	—
Total other asset-backed securities	12.1	12.1	—	431.4	431.4	—
Total mortgage and asset-backed securities	$132.7	$132.7	$—	$694.7	$694.7	$—
(1)  Represents publicly traded mortgage-backed securities which carry the full faith and credit guaranty of the U.S. Government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

White Mountains considers sub-prime mortgage-backed securities as those that have underlying loan pools that exhibit weak credit characteristics, or those that are issued from dedicated sub-prime shelves or dedicated second-lien shelf registrations (i.e., White Mountains considers investments backed primarily by second-liens to be sub-prime risks regardless of credit scores or other metrics). As of June 30, 2018 White Mountains did not hold any mortgage-backed securities categorized as sub-prime.
White Mountains considers mortgage-backed securities as “non-prime” (also called “Alt A” or “A-”) if they are backed by collateral that has overall credit quality between prime and sub-prime based on White Mountains’s review of the characteristics of their underlying mortgage loan pools, such as credit scores and financial ratios. As of June 30, 2018, White Mountains did not hold any mortgage-backed securities classified as non-prime.

Rollforward of Fair Value Measurements by Level

 White Mountains uses quoted market prices where available as the inputs to estimate fair value for its investments in active markets. Such measurements are considered to be either Level 1 or Level 2 measurements, depending on whether the quoted market price inputs are for identical securities (Level 1) or similar securities (Level 2). Level 3 measurements for fixed maturity investments, common equity securities and other long-term investments as of June 30, 2018 and 2017 consist of securities for which the estimated fair value has not been determined based upon quoted market price inputs for identical or similar securities.
The following tables present the changes in White Mountains’s fair value measurements by level for the six months ended June 30, 2018 and 2017:

			Level 3 Investments
Millions	Level 1 investments	Level 2 investments	Fixed maturity investments	Other long-term investments	Hedge Funds and Private Equity Funds measured at NAV(3)	Total
Balance at December 31, 2017	$890.4	$2,105.4	$—	$87.2	$125.3	$3,208.3	(1)(2)
Net realized and unrealized gains (losses)	3.3	(34.6)	—	(5.5)	1.9	(34.9)	(4)
Amortization/Accretion	.1	(1.9)	—	—	—	(1.8)
Purchases	315.7	539.0	—	44.2	2.9	901.8
Sales	(444.2)	(1,353.3)	—	—	(.5)	(1,798.0)
Transfers in	—	—	—	—	—	—
Transfers out	—	—	—	—	—	—
Balance at June 30, 2018	$765.3	$1,254.6	$—	$125.9	$129.6	$2,275.4	(2)
(1)  Excludes carrying value of $(3.7) as of December 31, 2017 associated with foreign currency forward contracts.
(2)  Excludes carrying value of $176.1 and $321.7 at December 31, 2017 and June 30, 2018 classified as short-term investments.
(3) Investments for which fair value is measured at NAV using the practical expedient are no longer classified within the fair value hierarchy. See Note 1 — “Basis of Presentation and Significant Accounting Policies”.
(4) Excludes realized and unrealized losses associated with foreign currency forward contracts, foreign currency on cash and open trades and short-term investments of $3.5, $4.2 and $0.6 for the six months ended June 30, 2018.

			Level 3 Investments
Millions	Level 1 investments	Level 2 investments	Fixed maturity investments	Other long-term investments	Hedge Funds and Private Equity Funds measured at NAV(3)	Total
Balance at December 31, 2016	$279.5	$2,093.8	$—	$91.4	$82.6	$2,547.3	(1)(2)(4)
Net realized and unrealized gains (losses)	30.4	39.0	.1	(1.5)	15.0	83.0	(5)
Amortization/Accretion	—	(4.7)	—	—	—	(4.7)
Purchases	665.0	770.7	25.6	2.6	52.5	1,516.4
Sales	(243.9)	(1,255.0)	(.5)	(2.0)	(1.6)	(1,503.0)
Deconsolidation of SSIE	—	(5.2)	—	—	—	(5.2)
Transfers in	—	11.1	—	—	—	11.1
Transfers out	—	—	(11.1)	—	—	(11.1)
Balance at June 30, 2017	$731.0	$1,649.7	$14.1	$90.5	$148.5	$2,633.8	(1)(2)
(1) Excludes carrying value of $175.0 and $71.6 at December 31, 2016 and June 30, 2017 classified as short-term investments, of which $0.1 is classified as held for sale at December 31, 2016.
(2)  Excludes carrying value of $(1.2) and $(12.5) as of December 31, 2016 and June 30, 2017 associated with foreign currency forward contracts.
(3) Investments for which fair value is measured at NAV using the practical expedient are no longer classified within the fair value hierarchy. See Note 1 — “Basis of Presentation and Significant Accounting Policies”.
(4)  Includes carrying value of $6.6 of fixed maturity investments at December 31, 2016 that is classified as assets held for sale related to SSIE.
(5) Excludes realized and unrealized losses associated with foreign currency forward contracts of $13.0 for the six months ended June 30, 2017.

Fair Value Measurements — Transfers Between Levels - Six-months ended June 30, 2018 and 2017
Transfers between levels are recorded using the fair value measurement as of the end of the quarterly period in which the event or change in circumstance giving rise to the transfer occurred.
During the first six months of 2018, there were no fixed maturity investments or other long-term investments classified as Level 3 measurements in the prior period that were transferred to Level 2 measurements.
During the first six months of 2017, one fixed maturity investment classified as a Level 3 measurement in the prior period was transferred to Level 2 measurement because quoted market prices for similar securities that were considered reliable and could be validated against an alternative source were available as of June 30, 2017. These measurements comprise “Transfers out” of Level 3 and “Transfers in” to Level 2 of $11.1 million for the period ended June 30, 2017.

Significant Unobservable Inputs

The following tables present significant unobservable inputs used in estimating the fair value of investment securities, other than hedge funds and private equity funds, classified within Level 3 as of June 30, 2018 and December 31, 2017. The fair value of investments in hedge funds and private equity funds are generally estimated using the NAV of the funds.

$ in millions, except share price	June 30, 2018
Description	Valuation Technique(s)	Fair Value (1)	Unobservable Input
Private equity security	Share price of most recent transaction	$28.3	Share price	-	$56.60
Private equity security	Discounted cash flow	$21.0	Discount rate	-	25.0%
Private equity security	Discounted cash flow	$22.1	Discount rate	-	35.0%
Private convertible preferred security	Discounted cash flow	$14.5	Discount rate	-	30.0%
Private equity security	Discounted cash flow/ Option pricing method	$11.0	Discount rate	-	21.0%
			Time until expiration	-	4 years
		Volatility/Standard deviation		-	50.0%
		Risk free rate		-	1.77%
Private preferred security	Multiple of EBITDA	$2.6	EBITDA multiple	-	6.00
Private debt instrument	Discounted cash flow	$10.5	Discount rate	-	9.62%
(1) Includes the net unrealized investment gains (losses) associated with foreign currency; foreign currency effects based on observable inputs.

$ in millions, except share price	December 31, 2017
Description	Valuation Technique(s)	Fair Value (1)	Unobservable Input
Private equity security	Discounted cash flow	$21.0	Discount rate	-	25.0%
Private equity security	Discounted cash flow	$22.1	Discount rate	-	35.0%
Private convertible preferred security	Discounted cash flow	$14.5	Discount rate	-	30.0%
Private equity security	Discounted cash flow/ Option pricing method	$11.3	Discount rate	-	21.0%
			Time until expiration	-	4 years
		Volatility/Standard deviation		-	50.0%
		Risk free rate		-	1.77%
Private preferred security	Multiple of EBITDA	$0.6	EBITDA multiple	-	6.00
Private equity security	Share price of most recent transaction	$3.6	Share price	-	$2.52
(1) Includes the net unrealized investment gains (losses) associated with foreign currency; foreign currency effects based on observable inputs.

Note 4. Goodwill and Other Intangible Assets

White Mountains has recognized goodwill and other intangible assets at the acquisition date fair values in connection with its purchases of subsidiaries.
During the quarter ended June 30, 2018, White Mountains completed its acquisition of NSM, recognizing $381.9 million of goodwill and other intangible assets, and its acquisition of Fresh Insurance, recognizing $54.3 million of goodwill and other intangible assets, reflecting acquisition date fair values. The relative fair values of goodwill and of the other intangible assets recognized in connection with the acquisitions of NSM and Fresh Insurance had not yet been determined at June 30, 2018.
The following table presents the change in goodwill and other intangible assets:

	Three Months Ended June 30,
	2018			2017
Millions	Goodwill	Other intangible assets	Total Goodwill and other intangible assets	Goodwill	Other intangible assets	Total Goodwill and other intangible assets
Beginning balance	$25.9	$33.3	$59.2	$25.9	$17.0	$42.9
Amortization, including foreign currency translation	—	(2.6)	(2.6)	—	(2.6)	(2.6)
Subtotal	$25.9	$30.7	$56.6	$25.9	$14.4	$40.3
Acquisition of businesses			436.2			—
Ending balance			$492.8			$40.3

	Six Months Ended June 30,
	2018			2017
Millions	Goodwill	Other intangible assets	Total Goodwill and other intangible assets	Goodwill	Other intangible assets	Total Goodwill and other intangible assets
Beginning balance	$25.9	$36.2	$62.1	$25.9	$19.3	$45.2
Amortization, including foreign currency translation	—	(5.5)	(5.5)	—	(4.9)	(4.9)
Subtotal	$25.9	$30.7	$56.6	$25.9	$14.4	$40.3
Acquisition of businesses			436.2			—
Ending balance			$492.8			$40.3

The following table presents the goodwill and other intangible assets as of June 30, 2018 and December 31, 2017:

Millions	June 30, 2018	December 31, 2017
Goodwill and other intangible assets:
NSM	$436.2	$—
MediaAlpha	48.3	53.7
Other	8.3	8.4
Total goodwill and other intangible assets	492.8	62.1
Goodwill and other intangible assets attributed to non-controlling interests	(41.7)	(21.1)
Goodwill and other intangible assets included in White Mountains’s common shareholders’ equity	$451.1	$41.0

Note 5.  Debt

The following table presents White Mountains’s debt outstanding as of June 30, 2018 and December 31, 2017:

Millions	June 30, 2018	Effective Rate (1)	December 31, 2017	Effective Rate (1)
WTM Bank Facility	$—	N/A	$—	N/A
NSM Bank Facility	151.0	8.7%	—
Unamortized issuance cost	(3.5)		—
NSM Bank Facility, carrying value	147.5		—
Other NSM debt	2.3		—
MediaAlpha Bank Facility	19.9	6.2%	23.9	5.6%
Unamortized issuance cost	(.1)		(.1)
MediaAlpha Bank Facility, carrying value	19.8		23.8
Total debt	$169.6		$23.8
 (1) Effective rate considers the effect of the debt issuance costs.

WTM Bank Facility

On August 14, 2013, the Company entered into a revolving credit facility with a syndicate of lenders administered by Wells Fargo Bank, N.A., which had a total commitment of $425.0 million and a maturity date of August 14, 2018 (the “WTM Bank Facility”). White Mountains terminated the WTM Bank Facility on May 8, 2018.

NSM Bank Facility

On May 11, 2018, NSM entered into a secured credit facility (the “NSM Bank Facility”) with Ares Capital Corporation in order to refinance NSM’s debt and to fund the acquisition of Fresh Insurance. The NSM Bank Facility is comprised of a term loan of $100.0 million, a delayed-draw term loan of $51.0 million to fund the Fresh Insurance acquisition and a revolving credit loan commitment of $10.0 million, under which NSM initially borrowed $2.0 million. The term loans under the NSM Bank Facility mature on May 11, 2024, and the revolving loan under the NSM Bank Facility matures on May 11, 2023. During the three months ended June 30, 2018, NSM repaid the $2.0 million revolving loan under the NSM Bank Facility. As of June 30, 2018, $151.0 million of term loans were outstanding and no revolving loans were outstanding under the NSM Bank Facility.
Interest on the NSM Bank Facility accrues at a floating interest rate equal to the three month LIBOR or the Prime Rate, as published by the Wall Street Journal plus, in each case, an applicable margin. The margin over LIBOR may vary between 4.25% and 4.75%, and the margin over the Prime Rate may vary between 3.25% and 3.75%, in each case, depending on the consolidated total leverage ratio of the borrower.
On June 15, 2018, NSM entered into an interest rate swap agreement to hedge its exposure to interest rate risk on its variable rate term loans. Under the terms of the swap agreement, NSM pays a fixed rate of 2.97% and receives a variable rate, which is reset monthly, based on based on then-current LIBOR. The variable rate received by NSM under the swap agreement was 2.07% at June 30, 2018. As of June 30, 2018, NSM’s blended interest rate on the outstanding term loan principal amount of $151.0 million was 6.84%, and 7.47% after consideration of the interest rate swap. See Note 7 — “Derivatives — NSM Interest Rate Swap”.
The NSM Bank Facility is secured by all property of the loan parties and contains various affirmative, negative and financial covenants that White Mountains considers to be customary for such borrowings, including a maximum consolidated leverage ratio covenant.

MediaAlpha Bank Facility

On May 12, 2017, MediaAlpha entered into a secured credit facility (the “MediaAlpha Bank Facility”) with Western Alliance Bank, which had a total commitment of $20.0 million and had a maturity date of May 12, 2020.  On October 5, 2017, MediaAlpha refinanced the MediaAlpha Bank Facility in order to fund the acquisition of certain assets associated with the Health, Life and Medicare insurance business of Healthplans.com. The total commitment of the MediaAlpha Bank Facility was increased to $28.4 million and has a maturity date of October 6, 2020. The MediaAlpha Bank Facility consists of a $18.4 million term loan facility, which has an outstanding balance of $15.9 million as of June 30, 2018, and a revolving loan facility for $10.0 million, which has an outstanding balance of $4.0 million as of June 30, 2018.
The MediaAlpha Bank Facility carries a variable interest rate that is based on the Prime Rate, as published by the Wall Street Journal, plus a spread of 1.5% on the term loan facility and 0.25% on the revolving credit facility as of June 30, 2018.
During the three and six months ended June 30, 2018, MediaAlpha repaid $0.7 million and $2.0 million on the term loan and $1.0 million and $2.0 million on the revolving loan under the MediaAlpha Bank Facility.

The MediaAlpha Bank Facility is secured by intellectual property and the common stock of MediaAlpha’s subsidiaries, and contains various affirmative, negative and financial covenants that White Mountains considers to be customary for such borrowings, including a fixed charge coverage ratio and an asset coverage ratio covenant.

Other

On December 12, 2016, in connection with the acquisition of a wholly-owned subsidiary, NSM assumed a secured term loan facility with Ageas Insurance Limited, which has a maturity date of May 11, 2024. As of June 30, 2018, the secured term loan facility has an outstanding balance of $2.3 million.

Compliance

At June 30, 2018, White Mountains was in compliance with the covenants under all of its debt instruments.

Note 6.  Income Taxes

The Company and its Bermuda domiciled subsidiaries are not subject to Bermuda income tax under current Bermuda law. If there is a change in the law to impose tax, the Company and its Bermuda domiciled subsidiaries would be exempt from such tax until March 31, 2035, pursuant to the Bermuda Exempted Undertakings Tax Protection Act of 1966. The Company has subsidiaries and branches that operate in various other jurisdictions around the world that are subject to tax in the jurisdictions in which they operate.  The jurisdictions in which the Company’s subsidiaries and branches are subject to tax are Barbados, Gibraltar, Ireland, Israel, Luxembourg, the United Kingdom and the United States.
White Mountains’s income tax expense related to pre-tax loss from continuing operations for the three and six months ended June 30, 2018 represented an effective tax rate of (20.2)% and (4.1)%. The effective tax rate was different from the current U.S. statutory rate of 21%, primarily due to a full valuation allowance on most of the net deferred tax assets at U.S. operations, withholding taxes and a tax benefit recorded at BAM.  For BAM, member surplus contributions (“MSC”) and the related taxes thereon are recorded directly to non-controlling interest equity, while the valuation allowance on such taxes is recorded through the income statement. For the three and six months ended June 30, 2018, BAM recorded a tax benefit of $1.6 million and $2.2 million associated with the valuation allowance on taxes related to MSC that is included in the effective tax rate.
White Mountains’s income tax benefit related to pre-tax loss from continuing operations for the three and six months ended June 30, 2017 represented an effective tax rate of 45.5% and 22.4%. The effective tax rate was different from the 2017 U.S. statutory rate of 35%, primarily due to a full valuation allowance on all net deferred tax assets at U.S. operations, pre-tax loss from continuing operations being near break-even and a tax benefit recorded at BAM. For BAM, MSC and the related taxes thereon are recorded directly to non-controlling interest equity, while the valuation allowance on such taxes is recorded through the income statement. For the three and six months ended June 30, 2017, BAM recorded a tax benefit of $2.1 million and $4.8 million associated with the valuation allowance on taxes related to MSC that is included in the effective tax rate.
In arriving at the effective tax rate for the three and six months ended June 30, 2018 and 2017, White Mountains forecasted all income and expense items including the change in unrealized investment gains (losses) and realized investment gains (losses) for the years ending December 31, 2018 and 2017.

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

Note 7. Derivatives

NSM Interest Rate Swap

On May 11, 2018, NSM entered into the NSM Bank Facility. Interest on the NSM Bank Facility accrues at a floating interest rate equal to the three month LIBOR or the Prime Rate, as published by the Wall Street Journal plus, in each case, an applicable margin. The margin over LIBOR may vary between 4.25% and 4.75%, and the margin over the Prime Rate may vary between 3.25% and 3.75%, in each case, depending on the consolidated total leverage ratio of the borrower.
On June 15, 2018, NSM entered into an interest rate swap agreement to hedge its exposure to interest rate risk on its variable rate term loans. Under the terms of the swap agreement, NSM pays a fixed rate of 2.97% and receives a variable rate, which is reset monthly, based on then-current LIBOR. The variable rate received by NSM under the swap agreement was 2.07% at June 30, 2018. Over the term of the swap, the notional amount decreases in accordance with the principal repayments NSM expects to make on its term loans. As of June 30, 2018, NSM’s blended interest rate on the outstanding term loan principal amount of $151.0 million was 6.84%, and 7.47% after consideration of the interest rate swap. NSM’s obligations under the swap are secured by the same collateral securing the NSM Bank Facility on a pari passu basis. NSM does not currently hold any collateral deposits from or provide any collateral deposits to the swap counterparty.
NSM evaluated the effectiveness of the swap to hedge its interest rate risk associated with its variable rate debt and concluded at the swap inception date that the swap was highly effective in hedging that risk. NSM will evaluate the effectiveness of the hedging relationship on an ongoing basis.
For the three and six months ended June 30, 2018, NSM recognized net interest expense of $0.1 million for the periodic net settlement payment on the swap. As of June 30, 2018, the estimated fair value of the swap and the accrual of the periodic net settlement payment recorded in other liabilities was $1.2 million. There was no ineffectiveness in the hedge for the three and six months ended June 30, 2018. Accordingly, the full amount of the change in the fair value of the swap of $1.1 million was recorded in other comprehensive income.

Foreign Currency Forward Contracts

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
The derivative (losses) gains recognized in net realized and unrealized investment gains (losses) for the six months ended June 30, 2018 were $(3.5) million. The derivative (losses) gains recognized in net realized and unrealized investment gains (losses) for the three and six months ended June 30, 2017 were $(10.2) million and $(13.0) million.

Note 8. Municipal Bond Guarantee Insurance

In 2012, HG Global was capitalized with $594.5 million from White Mountains and $14.5 million from non-controlling interests to fund BAM, a newly formed mutual municipal bond insurer. As of June 30, 2018, White Mountains owned 96.9% of HG Global’s preferred equity and 88.4% of its common equity. HG Global, together with its subsidiaries, provided the initial capitalization of BAM through the purchase of $503.0 million of BAM Surplus Notes. At inception, BAM and HG Re also entered into a first loss reinsurance treaty (“FLRT”). HG Re provides first loss reinsurance protection up to 15% of par outstanding on each municipal bond insured by BAM. In return, BAM cedes 60% of the risk premium charged for insuring the municipal bond, net of a ceding commission. During 2017, HG Global and BAM made certain changes to the ceding commission arrangements under the FLRT. These changes serve to accelerate growth in BAM's statutory capital but do not impact the net risk premium ceded from BAM to HG Re. HG Re’s obligations to BAM are collateralized in trusts, and there is an aggregate loss limit that is equal to the total assets in the collateral trusts at any point in time.
The interest rate on the BAM Surplus Notes for the five years ending December 31, 2018 is a variable rate equal to the one-year U.S. treasury rate plus 300 basis points, set annually, which is 4.60% for 2018 and was 3.78% for 2017. Prior to the end of 2018, BAM has the option to extend the variable rate period for an additional three years.  At the end of the variable rate period, the interest rate will be fixed at the higher of the then current variable rate or 8.0%. No payment of interest or principal on the BAM Surplus Notes may be made without the approval of the New York State Department of Financial Services (“NYDFS”). BAM has stated its intention to seek regulatory approval to pay interest and principal on its surplus notes only to the extent that its remaining qualified statutory capital and other capital resources continue to support its outstanding obligations, business plan and its AA stable rating from S&P. BAM repaid $4.0 million of the BAM Surplus Notes and $1.0 million of the related accrued interest during the year ended December 31, 2017. There were no repayments for the three and six months ended June 30, 2018.
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
As of June 30, 2018 and December 31, 2017, the collateral trusts held assets of $735.6 million and $715.1 million, which both included $499.0 million of BAM Surplus Notes. As of June 30, 2018 and December 31, 2017, HG Global has accrued $137.5 million and $126.0 million of interest receivable on the BAM Surplus Notes.
The following table presents a schedule of BAM’s insured obligations:

	June 30, 2018	December 31, 2017
Contracts outstanding	6,914	6,371
Remaining weighted average contract period outstanding (in years)	10.8	10.9
Contractual debt service outstanding (in millions):
Principal	$45,690.3	$42,090.6
Interest	22,892.2	21,057.1
Total debt service outstanding	$68,582.5	$63,147.7

Gross unearned insurance premiums	$155.5	$136.8

The following table presents a schedule of BAM’s future premium revenues as of June 30, 2018:

Millions	June 30, 2018
July 1, 2018 - December 31, 2018	$6.5

January 1, 2019 - March 31, 2019	3.2
April 1, 2019 - June 30, 2019	3.2
July 1, 2019 - September 30, 2019	3.2
October 1, 2019 - December 31, 2019	3.1
12.7

2020	12.2
2021	11.7
2022	11.2
2023 and thereafter	101.2
Total gross unearned insurance premiums	$155.5

The following table presents a schedule of net written premiums included in White Mountains’s HG Global/BAM segment for the three months years ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2018	2017	2018	2017
Gross written premiums	$18.6	$12.4	$25.0	$31.1
Assumed (ceded) written premiums	—	—	—	—
Net written premiums	$18.6	$12.4	$25.0	$31.1

In April 2018, BAM entered into a collateralized financial guarantee excess of loss reinsurance agreement with Fidus Re, a special purpose insurer. The agreement has a term of twelve years, but is callable by BAM after five years, and covers all polices written prior to December 31, 2017, excluding non-investment grade bonds and surety policies. Under the agreement, BAM retains the first $165.0 million of aggregate losses, before giving effect to HG's reinsurance coverage, on the ceded business. Losses above BAM's $165.0 million retention will be split pro rata between BAM and Fidus Re, with BAM retaining 10% and Fidus Re assuming the remaining 90% of the losses under the agreement. The losses covered under the agreement may not exceed the principal and interest amount of the underlying bond guarantee during the risk period. The aggregate loss limit under the agreement is $276.1 million. Because the agreement does not meet the risk transfer requirements necessary to be accounted for as reinsurance, the agreement is accounted for using deposit accounting and any related financing expenses are recorded in general and administrative expenses.

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
The following table presents the Company’s computation of earnings per share from continuing operations for the three months ended June 30, 2018 and 2017. See Note 16 — “Held for Sale and Discontinued Operations”.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Basic and diluted earnings per share numerators (in millions):
Net income (loss) attributable to White Mountains’s common shareholders	$3.5	$13.6	$(44.5)	$42.6
Less: total income from discontinued operations, net of tax	—	2.8	.1	34.1
Net loss from continuing operations attributable to White Mountains’s common shareholders	$3.5	$10.8	$(44.6)	$8.5
Allocation of earnings to participating restricted common shares(1)	—	(.1)	.4	(.2)
Basic and diluted earnings per share numerators	$3.5	$10.7	$(44.2)	$8.3
Basic earnings per share denominators (in thousands):
Total average common shares outstanding during the period	3,432.0	4,572.1	3,588.2	4,568.4
Average unvested restricted common shares(2)	(41.5)	(57.2)	(38.7)	(54.9)
Basic earnings per share denominator	3,390.5	4,514.9	3,549.5	4,513.5
Diluted earnings per share denominator (in thousands):
Total average common shares outstanding during the period	3,432.0	4,572.1	3,588.2	4,568.4
Average unvested restricted common shares(2)	(41.5)	(57.2)	(38.7)	(54.9)
Diluted earnings per share denominator	3,390.5	4,514.9	3,549.5	4,513.5
Basic and diluted earnings per share (in dollars) - continuing operations:
Distributed earnings - dividends declared and paid	$—	$—	$1.00	$1.00
Undistributed earnings (losses)	1.02	2.36	(13.44)	.84
Basic and diluted earnings per share	$1.02	$2.36	$(12.44)	$1.84
(1) Restricted shares issued by White Mountains receive dividends, and therefore, are considered participating securities.
(2) Restricted shares outstanding vest either in equal annual installments or upon a stated date. See Note 10 — “Employee Share-Based Incentive Compensation Plans”

The following table presents the undistributed net earnings (losses) from continuing operations for the three months ended June 30, 2018 and 2017. See Note 16 — “Held for Sale and Discontinued Operations”.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2018	2017	2018	2017
Undistributed net income (losses) - continuing operations:
Net income (loss) attributable to White Mountains’s common shareholders, net of restricted common share amounts	$3.5	$10.7	$(44.2)	$8.3
Dividends declared net of restricted common share amounts (1)	—	—	(3.7)	(4.5)
Total undistributed net losses, net of restricted common share amounts	$3.5	$10.7	$(47.9)	$3.8
(1) Restricted shares issued by White Mountains receive dividends, and therefore, are considered participating securities.

Note 10. Employee Share-Based Incentive Compensation Plans

White Mountains’s Long-Term Incentive Plan (the “WTM Incentive Plan”) provides for grants of various types of share-based and non share-based incentive awards to key employees of White Mountains. As of June 30, 2018, White Mountains’s share-based compensation incentive awards consist of performance shares and restricted shares.

Performance Shares

Performance shares are conditional grants of a specified maximum number of common shares or an equivalent amount of cash. Awards generally vest at the end of a three-year period, are subject to the attainment of pre-specified performance goals, and are valued based on the market value of common shares at the time awards are approved for payment.
The following table presents the performance share activity for the three and six months ended June 30, 2018 and 2017 for performance shares granted under the WTM Incentive Plan:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	40,616	$21.0	56,805	$24.0	50,515	$45.8	80,353	$42.4
Shares paid (1)	—	—	(671)	(.8)	(23,186)	(28.4)	(30,838)	(21.6)
New grants	—	—	1,050	—	14,105	—	17,510	—
Forfeitures and cancellations(2)	—	(.1)	(6,609)	(3.3)	(818)	.2	(16,450)	(9.0)
Expense recognized	—	6.3	—	11.3	—	9.6	—	19.4
End of period(3)	40,616	$27.2	50,575	$31.2	40,616	$27.2	50,575	$31.2
(1) WTM performance share payments in 2018 for the 2015-2017 performance cycle, which were paid in March 2018, ranged from 145% to 147% of target.  WTM performance share payments in 2017 for the 2014-2016 performance cycle, which were paid in March 2017, ranged from 34% to 76% of target.
(2) Amounts include changes in assumed forfeitures, as required under GAAP.
(3) Outstanding performance share awards as of June 30, 2017 excludes 2,195 performance share awards granted to employees of Sirius Group.

For performance shares earned in the 2015-2017 and 2014-2016 performance cycles, all performance shares earned were settled in cash. If all the outstanding WTM performance shares had vested on June 30, 2018, the total additional compensation cost to be recognized would have been $23.4 million, based on accrual factors (common share price and payout assumptions) at June 30, 2018.
The following table presents performance shares outstanding and accrued expense for performance shares awarded under the WTM Incentive Plan at June 30, 2018 for each performance cycle:

Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense
Performance cycle:
2016 – 2018	13,715	$15.4
2017 – 2019	14,070	10.1
2018 – 2020	13,450	2.1
Sub-total	41,235	27.6
Assumed forfeitures	(619)	(.4)
June 30, 2018	40,616	$27.2

Restricted Shares

The following table presents the unrecognized compensation cost associated with the outstanding restricted share awards for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
Millions, except share amounts	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value
Non-vested,
Beginning of period	41,510	$22.2	60,140	$29.1	53,755	$14.3	70,620	$19.7
Issued	—	—	1,050.9		14,105	11.4	17,785	16.7
Vested	—	—	(6,571)	—	(25,381)	—	(28,586)	—
Forfeited	—	—	(804)	(.7)	(969)	(.2)	(6,004)	(3.5)
Expense recognized	—	(3.2)	—	(5.8)	—	(6.5)	—	(9.4)
End of period (1)	41,510	$19.0	53,815	$23.5	41,510	$19.0	53,815	$23.5
(1) Restricted share awards outstanding as of June 30, 2017 includes 2,195 restricted shares issued to employees of Sirius Group, which was accounted for as discontinued operations.

During the first quarter of 2018, White Mountains issued 13,450 restricted shares that vest on January 1, 2021, 290 restricted shares that vest on January 1, 2020 and 365 restricted shares that vest on January 1, 2019. During the second quarter of 2017, White Mountains issued 550 restricted shares that vest on January 1, 2020, 250 restricted shares that vest on January 1, 2019 and 250 restricted shares that vest on January 1, 2018. During the first quarter of 2017, White Mountains issued 16,735 restricted shares that vest on January 1, 2020. The unamortized issue date fair value at June 30, 2018 is expected to be recognized ratably over the remaining vesting periods.

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

MediaAlpha Class B Unit Awards

MediaAlpha has issued Class B unit awards to certain employees. The units entitle the award recipient to participate in distributions from MediaAlpha, subject to a cumulative distribution threshold, which is a performance condition, and a service period. The grant date fair value of the awards is determined when it is deemed probable that the distribution threshold will be met. The service period ranges from 36 months to 48 months. For the three and six months ended June 30, 2018, MediaAlpha recognized $0.3 million and $6.7 million of compensation expense for the vested portion of the awards for which achievement of the performance award is now probable, and $0.3 million of unearned compensation expense for unvested awards, which will be recognized over the remaining service periods of the awards.

Note 11. Non-controlling Interests

Non-controlling interests consist of the ownership interests of non-controlling shareholders in consolidated entities and are presented separately on the balance sheet.
The following table presents the balance of non-controlling interests included in White Mountains’s total equity and the related percentage of each consolidated entity’s total equity owned by non-controlling shareholders as of June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
$ in millions	Non-controlling Percentage	Non-controlling Equity	Non-controlling Percentage	Non-controlling Equity
Other, excluding mutuals
HG Global	3.1%	$15.4	3.1%	$15.9
NSM	5.0	14.3	—	—
MediaAlpha	37.7	14.8	35.7	13.1
Buzzmove	22.9	1.9	22.9	2.5
Total other, excluding mutuals		46.4		31.5
Mutuals
BAM	100.0	(189.0)	100.0	(163.2)
Total non-controlling interests		$(142.6)		$(131.7)

Note 12. Segment Information

White Mountains has determined that its reportable segments are HG Global/BAM, NSM, MediaAlpha and Other Operations. White Mountains has made its segment determination based on consideration of the following criteria: (i) the nature of the business activities of each of the Company’s subsidiaries and affiliates; (ii) the manner in which the Company’s subsidiaries and affiliates are organized; (iii) the existence of primary managers responsible for specific subsidiaries and affiliates; and (iv) the organization of information provided to the chief operating decision makers and the Board of Directors.
Significant intercompany transactions among White Mountains’s segments have been eliminated herein. The following table presents the financial information for White Mountains’s segments:

Millions	HG Global/BAM	NSM (2)	MediaAlpha	Other Operations	Total
Three Months Ended June 30, 2018
Earned insurance premiums	$3.4	$—	$—	$—	$3.4
Net investment income	4.0	—	—	7.8	11.8
Net realized and unrealized investment (losses) gains	(2.4)	—	—	12.9	10.5
Advertising and commission revenues (1)	—	22.6	71.8	1.0	95.4
Other revenue	.4	.9	—	(.1)	1.2
Total revenues	5.4	23.5	71.8	21.6	122.3
Insurance acquisition expenses	1.3	—	—	—	1.3
Other underwriting expenses	.1	—	—	—	.1
Cost of sales	—	—	59.9	1.1	61.0
General and administrative expenses	13.4	12.1	4.6	31.0	61.1
Broker commission expense	—	6.6	—	—	6.6
Amortization of other intangible assets	—	—	2.5	.1	2.6
Interest expense	—	1.6	.3	.1	2.0
Total expenses	14.8	20.3	67.3	32.3	134.7
Pre-tax income (loss)	$(9.4)	$3.2	$4.5	$(10.7)	$(12.4)

(1)	Approximately 32% of MediaAlpha’s advertising revenue was associated with one customer for the three months ended June 30, 2018.
(2) NSM’s results are from May 11, 2018, the date of acquisition, to the end of the second quarter.

Millions	HG Global/BAM	MediaAlpha	Other Operations	Total
Three Months Ended June 30, 2017
Earned insurance premiums	$2.2	$—	$—	$2.2
Net investment income	3.0	—	11.7	14.7
Net realized and unrealized investment losses	1.1	—	32.6	33.7
Advertising and commission revenues (1)	—	30.8	.5	31.3
Other revenue	.2	—	1.4	1.6
Total revenues	6.5	30.8	46.2	83.5
Insurance acquisition expenses	.9	—	—	.9
Other underwriting expenses	.1	—	—	.1
Cost of sales	—	26.1	.7	26.8
General and administrative expenses	10.3	3.7	40.9	54.9
Amortization of other intangible assets	—	2.5	—	2.5
Interest expense	—	.3	.2	.5
Total expenses	11.3	32.6	41.8	85.7
Pre-tax loss	$(4.8)	$(1.8)	$4.4	$(2.2)

(1)	Approximately 26% of MediaAlpha’s advertising revenue was associated with one customer for the three months ended June 30, 2017.

Millions	HG Global/BAM	NSM (2)	MediaAlpha	Other Operations	Total
Six Months Ended June 30, 2018
Earned insurance premiums	$6.4	$—	$—	—	$6.4
Net investment income	7.7	—	—	23.8	31.5
Net realized and unrealized investment losses	(10.3)	—	—	(32.9)	(43.2)
Advertising and commission revenues (1)	—	22.6	141.9	1.9	166.4
Other revenue	.6	.9	1.6	.2	3.3
Total revenues	4.4	23.5	143.5	(7.0)	164.4
Insurance acquisition expenses	2.7	—	—	—	2.7
Other underwriting expenses	.2	—	—	—	.2
Cost of sales	—	—	117.3	1.8	119.1
General and administrative expenses	25.2	12.1	15.8	53.0	106.1
Broker commission expense	—	6.6	—	—	6.6
Amortization of other intangible assets	—	—	5.4	.1	5.5
Interest expense	—	1.6	.7	.3	2.6
Total expenses	28.1	20.3	139.2	55.2	242.8
Pre-tax loss	$(23.7)	$3.2	$4.3	$(62.2)	$(78.4)

(1)	Approximately 32% of MediaAlpha’s advertising revenue was associated with one customer for the six months ended June 30, 2018.
(2) NSM’s results are from May 11, 2018, the date of acquisition, to the end of the second quarter.

Millions	HG Global/BAM	MediaAlpha	Other Operations	Total
Six Months Ended June 30, 2017
Earned insurance premiums	$4.2	$—	$1.0	$5.2
Net investment income	5.6	—	21.9	27.5
Net realized and unrealized investment gains	2.4	—	67.6	70.0
Advertising and commission revenues (1)	—	63.3	1.8	65.1
Other revenue	.6	—	3.9	4.5
Total revenues	12.8	63.3	96.2	172.3
Loss and loss adjustment expenses	—	—	1.1	1.1
Insurance acquisition expenses	2.1	—	—	2.1
Other underwriting expenses	.2	—	—	.2
Cost of sales	—	53.8	1.8	55.6
General and administrative expenses	20.9	6.9	85.5	113.3
Amortization of other intangible assets	—	4.9	—	4.9
Interest expense	—	.5	.4	.9
Total expenses	23.2	66.1	88.8	178.1
Pre-tax (loss) income	$(10.4)	$(2.8)	$7.4	$(5.8)

(1)	Approximately 27% of MediaAlpha’s advertising revenue was associated with one customer for the six months ended June 30, 2017.

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
The following table presents the carrying values of investments in equity method eligible unconsolidated entities recorded within other long-term investments:

Millions	June 30, 2018	December31, 2017
Equity method eligible private equity securities, at fair value	$82.7	$58.0
Investments, accounted for under the equity method	7.7	4.6
Total investments in equity method eligible unconsolidated entities	90.4	62.6
Other unconsolidated investments (1)	165.1	146.2
Total other long-term investments	$255.5	$208.8
(1) Consists of other long-term investments that are not equity method eligible.

The following table presents White Mountains’s investments in equity method eligible unconsolidated entities as of June 30, 2018 and December 31, 2017:

Investee	Ownership Interest		Instrument Held
	June 30, 2018	December 31, 2017
PassportCard (1)	50.0%	50.0%	Common shares
DavidShield (1)	50.0%	—	Common shares
Kudu	49.5%	—	Units
durchblicker	45.0%	45.0%	Common shares
Compare.com	22.1%	22.1%	Common shares
OneTitle	20.0%	20.0%	Common shares
Tuckerman Capital Fund III	20.0%	21.3%	Units
(1) At June 30, 2018, White Mountains's ownership interest in PassportCard comprised a 25% direct ownership interest and a 25% indirect interest through DavidShield. At December 31, 2017, White Mountains's ownership interest was a 50% direct ownership interest. See Note 2 — “Significant Transactions”.

Note 14. Fair Value of Financial Instruments

White Mountains accounts for all its financial instruments at fair value with the exception of the NSM Bank Facility and the MediaAlpha Bank Facility, which are recorded as debt at face value less unamortized original issue discount.
The following table presents the fair value and carrying value of this financial instrument as of June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
Millions	Fair Value	Carrying Value	Fair Value	Carrying Value
NSM Bank Facility	$150.6	$147.5	$—	$—
MediaAlpha Bank Facility	$20.0	$19.8	$23.9	$23.8

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
The following description presents significant legal contingencies, ongoing non-claims related litigation or arbitration as of June 30, 2018:

Sirius Group Tax Contingencies
A subsidiary of Sirius Group, which was sold by White Mountains in 2016, has been denied interest deductions by the Swedish Tax Authority (“STA”) for tax years 2013-2016.  The Swedish subsidiary has filed an appeal in the Swedish Administrative Court for tax year 2013 and will preserve its right to contest the STA’s decision for later years if needed.  White Mountains believes that Sirius Group’s Swedish subsidiary will prevail in the court proceedings.  However, if the ultimate decision in the Swedish courts is unfavorable, White Mountains would be required to indemnify Sirius Group for the tax effect of the interest deductions, which is approximately $17.3 million.

NSM Contingent Liabilities
In connection with White Mountains’s acquisition of NSM, White Mountains and NSM entered into an agreement with AIG to facilitate a sale of NSM’s U.S. collector car renewal rights owned by AIG to a third party by December 31, 2019. Under the terms of the agreement, if White Mountains and NSM are unable to facilitate a sale by December 31, 2019, AIG has the right to require NSM to purchase the renewal rights for $82.5 million. The Company has guaranteed NSM’s obligations under the agreement with AIG. The manner in which these obligations are ultimately discharged depends on a number of factors, including the market value of the renewal rights, the number of potential buyers and the current and prospective environment for U.S. collector car insurance. White Mountains believes that the estimated fair value of the renewal rights is greater than $82.5 million and, accordingly, no accrual of a liability is necessary at June 30, 2018.

Note 16. Held for Sale and Discontinued Operations

OneBeacon

On September 28, 2017, Intact Financial Corporation completed its acquisition of OneBeacon in an all-cash transaction for $18.10 per share. White Mountains received total proceeds of $1.3 billion and recorded a gain of $554.6 million, net of transaction costs. During the three and six months ended June 30, 2017, net income from discontinued operations related to OneBeacon was $3.4 million and $35.7 million.

Tranzact

On July 21, 2016, White Mountains completed its sale of Tranzact to Clayton, Dubilier & Rice, LLC. During the six months ended June 30, 2017, White Mountains recorded a $1.0 million reduction to the gain from sale of Tranzact in discontinued operations as a result of 2016 state tax payments.

Sirius Group

On April 18, 2016, White Mountains completed the sale of Sirius Group to CMI. During the six months ended June 30, 2018, White Mountains recorded a $0.1 million gain from the sale of Sirius Group as a result of a change to the valuation of the accrued incentive compensation payable to Sirius Group employees. During the three and six months ended June 30, 2017, White Mountains recorded a $0.6 million reduction to the gain from sale of Sirius Group as a result of a change to the valuation of the accrued incentive compensation payable to Sirius Group employees.

Other

As of December 31, 2017, White Mountains has classified its Guilford, Connecticut property, which consists of an office building and adjacent land, as held for sale. The property has been measured at its estimated fair value net of costs of disposal, of $3.3 million as of June 30, 2018 and December 31, 2017.

Net Income (Loss) from Discontinued Operations

For the six months ended June 30, 2018, the $0.1 million gain recorded within discontinued operations relates to Sirius Group. The following table presents the results of operations, including related income taxes, associated with the business classified as discontinued operations for the three and six months ended June 30, 2017. For the three and six months ended June 30, 2017, the amounts presented relate to OneBeacon and Tranzact. The results of discontinued operations from Sirius Group and Tranzact up to the closing date of the transaction inured to White Mountains. Given the fixed price nature of the OneBeacon Transaction, OneBeacon’s results were economically transferred to the buyer at signing.

	Three Months Ended			Six Months Ended
	June 30, 2017			June 30, 2017
Millions	OneBeacon	Sirius Group	Total	OneBeacon	Sirius Group	Other Disc Ops	Total
Revenues
Earned insurance premiums	$277.4	$—	$277.4	$539.2	$—	$—	$539.2
Net investment income	14.5	—	14.5	26.7	—	—	26.7
Net realized and unrealized gains	12.3	—	12.3	27.3	—	—	27.3
Other revenue	2.1	—	2.1	5.5	—	—	5.5
Total revenues	306.3	—	306.3	598.7	—	—	598.7
Expenses
Loss and loss adjustment expenses	188.6	—	188.6	339.2	—	—	339.2
Insurance and reinsurance acquisition expenses	48.4	—	48.4	93.7	—	—	93.7
Other underwriting expenses	59.6	—	59.6	111.3	—	—	111.3
General and administrative expenses	8.8	—	8.8	13.8	—	—	13.8
Interest expense	3.3	—	3.3	6.6	—	—	6.6
Total expenses	308.7	—	308.7	564.6	—	—	564.6
Pre-tax (loss) income	(2.4)	—	(2.4)	34.1	—	—	34.1
Income tax expense	5.8	—	5.8	1.6	—	—	1.6
Net income from discontinued operations	3.4	—	3.4	35.7	—	—	35.7
Net loss from sale of discontinued operations	—	(.6)	(.6)	—	(.6)	(1.0)	(1.6)
Total income (loss) from discontinued operations	3.4	(.6)	2.8	35.7	(.6)	(1.0)	34.1
Change in foreign currency translation and other from discontinued operations	.2	—	.2	.3	—	—	.3
Comprehensive income (loss) from discontinued operations	$3.6	$(.6)	$3.0	$36.0	$(.6)	$(1.0)	$34.4

Net Change in Cash from Discontinued Operations

The following tables presents the net change in cash, including income tax payments to national governments and interest paid associated with the business classified as discontinued operations:

	Six Months Ended
	June 30,
Millions	2018	2017
Net cash provided from (used for) operations	$.1	$87.3
Net cash (used for) provided from investing activities	(.1)	(43.6)
Net cash used for financing activities	—	(42.0)
Net change in cash during the period	—	1.7
Cash balances at beginning of period	—	70.5
Net change in cash held for sale, excluding discontinued operations	—	(.9)
Cash balances at end of period	$—	$71.3
Supplemental cash flows information:
Interest paid	$—	$(6.3)
Net income tax payment to national governments	$—	$—

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
The following table presents the Company’s computation of earnings per share for discontinued operations for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Basic and diluted earnings per share numerators (in millions):
Net income (loss) attributable to White Mountains’s common shareholders	$3.5	$13.6	$(44.5)	$42.6
Less total loss from continuing operations, net of tax	3.5	10.8	(44.6)	8.5
Net income from discontinued operations attributable to White Mountains’s common shareholders	$—	$2.8	$.1	$34.1
Allocation of earnings to participating restricted common shares (1)	—	—	—	(.4)
Basic and diluted earnings per share numerators	$—	$2.8	$.1	$33.7
Basic earnings per share denominators (in thousands):
Total average common shares outstanding during the period	3,432.0	4,572.1	3,588.2	4,568.4
Average unvested restricted common shares (3)	(41.5)	(57.2)	(38.7)	(54.9)
Basic earnings per share denominator	3,390.5	4,514.9	3,549.5	4,513.5
Diluted earnings per share denominator (in thousands):
Total average common shares outstanding during the period	3,432.0	4,572.1	3,588.2	4,568.4
Average unvested restricted common shares (3)	(41.5)	(57.2)	(38.7)	(54.9)
Diluted earnings per share denominator	3,390.5	4,514.9	3,549.5	4,513.5
Basic and diluted earnings per share (in dollars) - discontinued operations:	$—	$.61	$.03	$7.47
(1) Restricted shares issued by White Mountains contain dividend participation features, and therefore, are considered participating securities.
(2) Net earnings attributable to White Mountains’s common shareholders, net of restricted share amounts, is equal to undistributed earnings for the three and six months ended June 30, 2018 and 2017.
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
The following discussion also includes four non-GAAP financial measures (i) adjusted book value per share, (ii) gross written premiums and member surplus contributions ("MSC") from new business (iii) adjusted capital, and (iv) adjusted earnings before interest, taxes, depreciation and amortization, and non-cash equity-based compensation expense (“Adjusted EBITDA”), that have been reconciled from their most comparable GAAP financial measures on page 61. White Mountains believes these measures to be useful in evaluating White Mountains’s financial performance and condition.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

Overview

White Mountains is engaged in the business of making opportunistic and value-oriented acquisitions of businesses and assets in the insurance, financial services and related sectors, operating these businesses and assets through our subsidiaries and, if and when attractive exit valuations become available, disposing of these businesses and assets.
White Mountains ended the second quarter of 2018 with book value per share of $924 and adjusted book value per share of $912. Book value per share and adjusted book value per share both increased 1% in the second quarter of 2018. Book value per share decreased 1% and adjusted book value per share was near break-even in the first six months of 2018, including dividends.
On May 11, 2018, White Mountains acquired 95% of NSM Insurance HoldCo, LLC, a specialty insurance managing general agency and program administrator, and its wholly-owned subsidiaries (collectively, “NSM”). White Mountains paid $274 million of cash consideration, subject to a customary purchase price adjustment, for its equity interest in NSM. Subsequently, on May 18, 2018, NSM acquired 100% of Fresh Insurance Services Group Limited (“Fresh Insurance”), an insurance broker that specializes in non-standard personal lines, motor trade, van, and travel insurance in the United Kingdom. NSM paid GBP 37 million (approximately $50 million based on the spot rate at the date of acquisition) of upfront cash consideration for its equity interest in Fresh Insurance.
During the second quarter of 2018, White Mountains repurchased and retired 575,068 of its common shares for $505 million at an average price per share of $878, or approximately 95% of White Mountains’s June 30, 2018 book value per share and approximately 96% of White Mountains’s June 30, 2018 adjusted book value per share.
Gross written premiums and MSC in the HG Global/BAM segment totaled $29 million and $40 million in the second quarter and first six months of 2018, compared to $20 million and $48 million in the second quarter and first six months of 2017. BAM insured municipal bonds with par value of $3.1 billion and $4.4 billion in the second quarter and first six months of 2018, compared to $2.7 billion and $5.1 billion in the second quarter and first six months of 2017. Total pricing, which is gross written premiums and MSC adjusted to include the present value of future installment MSC not yet collected and to exclude the impact of gross written premium adjustments on existing policies, weighted by the par value of municipal bonds insured, was 101 and 100 basis points in the second quarter and first six months of 2018, compared to 79 and 98 basis points in the second quarter and first six months of 2017. BAM’s total claims paying resources were $827 million at June 30, 2018, compared to $708 million at December 31, 2017 and $676 million at June 30, 2017. The increase in claims paying resources was primarily driven by the $100 million reinsurance agreement BAM entered into with Fidus Reisurance Ltd. ("Fidus Re"), in the second quarter of 2018.
MediaAlpha reported pre-tax income of $5 million and $4 million in the second quarter and first six months of 2018, compared to pre-tax loss of $2 million and $3 million in the second quarter and first six months of 2017. MediaAlpha’s adjusted EBITDA was $8 million and $17 million in the second quarter and first six months of 2018, compared to $1 million and $3 million in the second quarter and first six months of 2017. MediaAlpha reported revenues of $72 million and $144 million in the second quarter and first six months of 2018, compared to $31 million and $63 million in the second quarter and first six months of 2017. The increases in pre-tax income, adjusted EBITDA and revenues for both periods were primarily driven by growth in the P&C vertical and the Health, Medicare and Life vertical, which includes the impact of the acquisition of assets from Healthplans.com in the fourth quarter of 2017.

The pre-tax total return on invested assets was 0.7% and -0.3% in the second quarter and first six months of 2018 compared to 1.4% and 2.9% in the second quarter and first six months of 2017.
White Mountains’s fixed income portfolio returned 0.3% and -0.4% in the second quarter and first six months of 2018, and 1.1% and 2.1% in the second quarter and first six months of 2017, outperforming the longer duration Bloomberg Barclays U.S. Intermediate Aggregate Index returns for the comparable periods, as the short duration positioning of the fixed income portfolio helped mitigate the impact of higher interest rates in each period.
White Mountains’s portfolio of common equity securities returned 2.1% and 1.2% in the second quarter and first six months of 2018, underperforming the S&P 500 Index return of 3.4% and 2.6%, primarily due to underperformance in White Mountains’s international common stock positions. White Mountains’s portfolio of common equity securities returned 4.2% and 9.6% in the second quarter and first six months of 2017, outperforming the S&P 500 Index return of 3.1% and 9.3%, as White Mountains's third party investment managers each outperformed their respective benchmarks.
White Mountains’s other long-term investments portfolio returned 0.1% and -2.7% in the second quarter and first six months of 2018. The results for the second quarter of 2018 were primarily attributable to gains from a hedge fund, partially offset by losses from private equity funds, while the results for the first six months of 2018 were primarily attributable to losses from foreign currency forward contracts, which were closed during the first quarter, and unconsolidated private capital investments. White Mountains’s other long-term investments portfolio returned -1.4% and -0.5% for the second quarter and first six months of 2017. The results for the second quarter of 2017 were primarily attributable to losses from foreign currency forward contracts, while the results for the first six months of 2017 were primarily attributable to unconsolidated private capital investments and foreign currency forward contracts, as well as unfavorable mark-to-market adjustments to the OneBeacon surplus notes.

 Adjusted Book Value Per Share

During the second quarter of 2017, White Mountains changed its calculation of adjusted book value per share (i) to include a discount for the time value of money arising from the expected timing of cash payments of principal and interest on the BAM Surplus Notes and (ii) to add back the unearned premium reserve, net of deferred acquisition costs, at HG Global. See NON-GAAP FINANCIAL MEASURES on page 61.
The following table presents White Mountains’s book value per share and reconciles it to adjusted book value per share, a non-GAAP measure.

	June 30, 2018	March 31, 2018	December 31, 2017	June 30, 2017
Book value per share numerators (in millions):
White Mountains’s common shareholders’ equity	$2,940.1	$3,439.0	$3,492.5	$3,618.9
Time-value of money discount on expected future payments on the BAM Surplus Notes (1)	(150.1)	(154.1)	(157.0)	(166.7)
HG Global’s unearned premium reserve (1)	119.5	106.8	103.9	81.5
HG Global’s net deferred acquisition costs (1)	(29.1)	(25.2)	(24.3)	(17.6)
Adjusted book value per share numerator	$2,880.4	$3,366.5	$3,415.1	$3,516.1
Book value per share denominators (in thousands of shares):
Common shares outstanding	3,180.4	3,753.4	3,750.2	4,571.6
Unearned restricted shares	(22.4)	(26.2)	(16.8)	(27.4)
Adjusted book value per share denominator	3,158.0	3,727.2	3,733.4	4,544.2
GAAP book value per share	$924.46	$916.24	$931.30	$791.61
Adjusted book value per share	$912.08	$903.22	$914.75	$773.77
Year-to-date dividends paid per share	$1.00	$1.00	$1.00	$1.00
(1) Amount reflects White Mountains’s preferred share ownership in HG Global of 96.9%.

Goodwill and Other Intangible Assets

The following table presents a summary of goodwill and other intangible assets that are included in White Mountains’s book value as of June 30, 2018, December 31, 2017, and June 30, 2017:

Millions	June 30, 2018	December 31, 2017	June 30, 2017
Goodwill and other intangible assets:
NSM	$436.2	$—	$—
MediaAlpha	48.3	53.7	31.8
Other	8.3	8.4	8.5
Total goodwill and other intangible assets	492.8	62.1	40.3
Goodwill and other intangible assets held for sale	—	—	.6
Goodwill and other intangible assets attributed to non-controlling interests	(41.7)	(21.1)	(15.2)
Goodwill and other intangible assets included in White Mountains's common shareholders' equity	$451.1	$41.0	$25.7
(1) See Note 4 — “Goodwill and Other Intangible Assets” for details of other intangible assets.

Summary of Consolidated Results

The following table presents White Mountains’s consolidated financial results for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2018	2017	2018	2017
Revenues
Financial Guarantee revenues	$5.4	$6.5	$4.4	$12.8
Specialty Insurance Distribution revenues	23.5	—	23.5	—
Marketing Technology revenues	71.8	30.8	143.5	63.3
Other revenues	21.6	46.2	(7.0)	96.2
Total revenues	122.3	83.5	164.4	172.3
Expenses
Financial Guarantee expenses	14.8	11.3	28.1	23.2
Specialty Insurance Distribution expenses	20.3	—	20.3	—
Marketing Technology expenses	67.3	32.6	139.2	66.1
Other expenses	32.3	41.8	55.2	88.8
Total expenses	134.7	85.7	242.8	178.1
Pre-tax (loss) income
Financial Guarantee pre-tax loss	(9.4)	(4.8)	(23.7)	(10.4)
Specialty Insurance Distribution pre-tax income	3.2	—	3.2	—
Marketing Technology pre-tax income (loss)	4.5	(1.8)	4.3	(2.8)
Other pre-tax (loss) income	(10.7)	4.4	(62.2)	7.4
Total pre-tax loss	(12.4)	(2.2)	(78.4)	(5.8)
Income tax (expense) benefit	(2.5)	1.0	(3.2)	1.3
Net loss from continuing operations	(14.9)	(1.2)	(81.6)	(4.5)
(Loss) gain on sale of discontinued operations, net of tax	—	(.6)	.1	(1.6)
Net income from discontinued operations, net of tax	—	3.4	—	35.7
Net (loss) income	(14.9)	1.6	(81.5)	29.6
Net loss attributable to non-controlling interests	18.4	12.0	37.0	13.0
Net income (loss) attributable to White Mountains’s common shareholders	3.5	13.6	(44.5)	42.6
Other comprehensive (loss) income, net of tax	(.9)	—	(.9)	.1
Other comprehensive income from discontinued operations, net of tax	—	.2	—	.3
Comprehensive income (loss) income	2.6	13.8	(45.4)	43.0
Comprehensive income attributable to non-controlling interests	—	—	—	—
Comprehensive income (loss) attributable to White Mountains’s common shareholders	$2.6	$13.8	$(45.4)	$43.0

I. Summary of Operations By Segment

White Mountains conducts its operations through four segments: (1) HG Global/BAM, (2) NSM, (3) MediaAlpha and (4) Other Operations. A discussion of White Mountains’s consolidated investment operations is included after the discussion of operations by segment. White Mountains’s segment information is presented in Note 12 — “Segment Information” to the Consolidated Financial Statements.

HG Global/BAM

The following table presents the components of pre-tax income (loss) included in White Mountains’s HG Global/BAM segment related to the consolidation of HG Global, which includes HG Re and its other wholly-owned subsidiaries, and BAM for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018
Millions	HG Global	BAM	Eliminations	Total
Gross written premiums	$—	$18.6	$—	$18.6
Assumed (ceded) written premiums	15.8	(15.8)	—	—
Net written premiums	$15.8	$2.8	$—	$18.6

Earned insurance premiums	$2.7	$.7	$—	$3.4
Net investment income	1.3	2.7	—	4.0
Net investment income - BAM Surplus Notes	5.8	—	(5.8)	—
Net realized and unrealized investment loss	(1.2)	(1.2)	—	(2.4)
Other revenue	—	.4	—	.4
Total revenues	8.6	2.6	(5.8)	5.4
Insurance acquisition expenses	.7	.6	—	1.3
Other underwriting expenses	—	.1	—	.1
General and administrative expenses	.2	13.2	—	13.4
Interest expense - BAM Surplus Notes	—	5.8	(5.8)	—
Total expenses	.9	19.7	(5.8)	14.8
Pre-tax income (loss)	$7.7	$(17.1)	$—	$(9.4)
Supplemental information:
MSC collected (1)	$—	$9.9	$—	$9.9
(1) MSC are recorded directly to BAM's equity, which is recorded as non-controlling interest on White Mountains's balance sheet.

	Three Months Ended June 30, 2017
Millions	HG Global	BAM	Eliminations	Total
Gross written premiums	$—	$12.4	$—	$12.4
Assumed (ceded) written premiums	13.8	(13.8)	—	—
Net written premiums	$13.8	$(1.4)	$—	$12.4

Earned insurance premiums	$1.7	$.5	$—	$2.2
Net investment income	.8	2.2	—	3.0
Net investment income - BAM Surplus Notes	4.7	—	(4.7)	—
Net realized and unrealized investment gains	—	1.1	—	1.1
Other revenue	—	.2	—	.2
Total revenues	7.2	4.0	(4.7)	6.5
Insurance acquisition expenses	.3	.6	—	.9
Other underwriting expenses	—	.1	—	.1
General and administrative expenses	.2	10.1	—	10.3
Interest expense - BAM Surplus Notes	—	4.7	(4.7)	—
Total expenses	.5	15.5	(4.7)	11.3
Pre-tax income (loss)	$6.7	$(11.5)	$—	$(4.8)
Supplemental information:
MSC collected (1)	$—	$7.7	$—	$7.7
(1) MSC are recorded directly to BAM's equity, which is recorded as non-controlling interest on White Mountains's balance sheet.

	Six Months Ended June 30, 2018
Millions	HG Global	BAM	Eliminations	Total
Gross written premiums	$—	$25.0	$—	$25.0
Assumed (ceded) written premiums	21.1	(21.1)	—	—
Net written premiums	$21.1	$3.9	$—	$25.0

Earned insurance premiums	$5.0	$1.4	$—	$6.4
Net investment income	2.5	5.2	—	7.7
Net investment income - BAM Surplus Notes	11.5	—	(11.5)	—
Net realized and unrealized investment loss	(4.8)	(5.5)	—	(10.3)
Other revenue	—	.6	—	.6
Total revenues	14.2	1.7	(11.5)	4.4
Insurance acquisition expenses	1.2	1.5	—	2.7
Other underwriting expenses	—	.2	—	.2
General and administrative expenses	.6	24.6	—	25.2
Interest expense - BAM Surplus Notes	—	11.5	(11.5)	—
Total expenses	1.8	37.8	(11.5)	28.1
Pre-tax income (loss)	$12.4	$(36.1)	$—	$(23.7)
Supplemental information:
MSC collected (1)	$—	$14.8	$—	$14.8
(1) MSC are recorded directly to BAM's equity, which is recorded as non-controlling interest on White Mountains's balance sheet.

	Six Months Ended June 30, 2017
Millions	HG Global	BAM	Eliminations	Total
Gross written premiums	$—	$31.1	$—	$31.1
Assumed (ceded) written premiums	26.4	(26.4)	—	—
Net written premiums	$26.4	$4.7	$—	$31.1

Earned insurance premiums	$3.2	$1.0	$—	$4.2
Net investment income	1.4	4.2	—	5.6
Net investment income - BAM Surplus Notes	9.5	—	(9.5)	—
Net realized and unrealized investment gains	.3	2.1	—	2.4
Other revenue	—	.6	—	.6
Total revenues	14.4	7.9	(9.5)	12.8
Insurance acquisition expenses	.6	1.5	—	2.1
Other underwriting expenses	—	.2	—	.2
General and administrative expenses	.5	20.4	—	20.9
Interest expense - BAM Surplus Notes	—	9.5	(9.5)	—
Total expenses	1.1	31.6	(9.5)	23.2
Pre-tax income (loss)	$13.3	$(23.7)	$—	$(10.4)
Supplemental information:
MSC collected (1)	$—	$17.3	$—	$17.3
(1) MSC are recorded directly to BAM's equity, which is recorded as non-controlling interest on White Mountains's balance sheet.

HG Global/BAM Results—Three Months Ended June 30, 2018 versus Three Months Ended June 30, 2017
BAM reports on a statutory accounting basis to the NYDFS and does not report stand-alone GAAP financial results. BAM is owned by its members, the municipalities that purchase BAM’s insurance for their debt issuances. BAM charges an insurance premium on each municipal bond insurance policy it writes. A portion of the premium is MSC and the remainder is risk premium. In the event of a municipal bond refunding, the MSC from the original issuance can be reutilized, in effect serving as a credit against the total insurance premium on the refunding of the municipal bond. Issuers of debt insured by BAM are members of BAM so long as any of their BAM-insured debt is outstanding, and as members they have certain interests in BAM, including the right to vote for BAM’s directors and to receive dividends in the future, if declared.
Gross written premiums and MSC in the HG Global/BAM segment were $29 million during the second quarter of 2018, compared to $20 million during the second quarter of 2017. BAM's insured volume in the second quarter of 2017 was negatively impacted by the rating uncertainty that occurred following S&P placing BAM on credit watch negative on June 6, 2017 and initiating a detailed review of BAM’s financial strength rating. On June 26, 2017, S&P concluded its review and affirmed BAM’s “AA/Stable” financial strength rating.
BAM insured $3.1 billion of municipal bonds, $2.8 billion of which were in the primary market, during the second quarter of 2018, compared to $2.7 billion of municipal bonds, $2.6 billion of which were in the primary market, during the second quarter of 2017. Total pricing, which is gross written premiums and MSC adjusted to include the present value of future installment MSC not yet collected and to exclude the impact of gross written premium adjustments on existing policies, weighted by the par value of municipal bonds insured, was 101 basis points in the second quarter of 2018, up from 79 basis points in the second quarter of 2017. Pricing in the primary market decreased to 64 basis points in the second quarter of 2018 compared to 69 basis points in the second quarter of 2017.

The following table presents the gross par value of primary and secondary market policies issued, the gross written premiums plus MSC and total pricing for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
$ in millions	2018	2017
Gross par value of primary market policies issued	$2,774.7	$2,574.3
Gross par value of secondary market policies issued	311.5	118.6
Total gross par value of market policies issued	$3,086.2	$2,692.9
Gross written premiums	$18.6	$12.4
MSC collected	9.9	7.7
Total gross written premiums and MSC collected	$28.5	$20.1
Present value of future installment MSC collections	1.6	1.2
Gross written premium adjustments on existing installment policies	1.1	—
Gross written premiums and MSC from new business	$31.2	$21.3
Total pricing	101 bps	79 bps

HG Global reported GAAP pre-tax income of $8 million in the second quarter of 2018, compared to $7 million in the second quarter of 2017. Results during the second quarter of 2018 include $6 million of interest income on the BAM Surplus Notes, compared to $5 million of interest income during the second quarter of 2017.
BAM is a mutual insurance company that is owned by its members. BAM’s results are consolidated into White Mountains’s GAAP financial statements and attributed to non-controlling interests. White Mountains reported $17 million of GAAP pre-tax loss from BAM in the second quarter of 2018, compared to $12 million in the second quarter of 2017. The increase in pre-tax loss was primarily due to lower investment returns in the second quarter of 2018. Results for the second quarter of 2018 include $6 million of interest expense on the BAM Surplus Notes and $13 million of general and administrative expenses, compared to $5 million of interest expense and $10 million of general and administrative expenses in the first quarter of 2017. The increase in general and administrative expenses was primarily due to financing expense from the reinsurance agreement with Fidus Re, which is accounted for using the deposit method under GAAP.

HG Global/BAM Results—Six Months Ended June 30, 2018 versus Six Months Ended June 30, 2017
Gross written premiums and MSC in the HG Global/BAM segment were $40 million during the first six months of 2018, compared to $48 million during the first six months of 2017, which decreased primarily due to a market wide decrease in new issuance volume during the first quarter of 2018, as the uncertainty over tax reform caused many issuers to pull forward planned 2018 issuance volume into 2017. Under tax laws effective in 2018, interest income received by investors on new bonds that are issued to refinance existing municipal bonds and are issued more than 90 days before the refinanced municipal bond is scheduled to be redeemed (“advance refundings”) are now treated as taxable income to the investor.
BAM insured $4.4 billion of municipal bonds, $3.9 billion of which were in the primary market, during the first six months of 2018, compared to $5.1 billion of municipal bonds, $4.6 billion of which were in the primary market, during the first six months of 2017. Total pricing, which is gross written premiums and MSC adjusted to include the present value of future installment MSC not yet collected and to exclude the impact of gross written premium adjustments on existing policies, weighted by the par value of municipal bonds insured, was 100 basis points in the first six months of 2018, up from 98 basis points in the first six months of 2017. Pricing in the primary market increased to 66 basis points in the first six months of 2018 compared to 65 basis points in in the first six months of 2017.
The following table presents the gross par value of primary and secondary market policies issued, the gross written premiums plus MSC and total pricing for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
$ in millions	2018	2017
Gross par value of primary market policies issued	$3,924.2	$4,615.3
Gross par value of secondary market policies issued	460.1	456.7
Total gross par value of market policies issued	$4,384.3	$5,072.0
Gross written premiums	$25.0	$31.1
MSC collected	14.8	17.3
Total gross written premiums and MSC collected	$39.8	$48.4
Present value of future installment MSC collections	2.8	1.2
Gross written premium adjustments on existing installment policies	1.1	—
Gross written premiums and MSC from new business	$43.7	$49.6
Total pricing	100 bps	98 bps

HG Global reported GAAP pre-tax income of $12 million in the first six months of 2018, compared to $13 million in the first six months of 2017. The decrease in pre-tax income was primarily due to lower investment returns in the first six months of 2018. Results for the first six months of 2018 include $12 million of interest income on the BAM Surplus Notes, compared to $10 million of interest income in the first six months of 2017.
BAM is a mutual insurance company that is owned by its members. BAM’s results are consolidated into White Mountains’s GAAP financial statements and attributed to non-controlling interests. White Mountains reported $36 million of GAAP pre-tax loss from BAM in the first six months of 2018, compared to $24 million in the first six months of 2017. The increase in pre-tax loss was primarily due to lower investment returns in the first six months of 2018. Results for the first six months of 2018 include $12 million of interest expense on the BAM Surplus Notes and $25 million of general and administrative expenses, compared to $10 million of interest expense and $20 million of general and administrative expenses in the first six months of 2017. The increase in general and administrative expenses was primarily due to financing expense from the reinsurance agreement with Fidus Re, which is accounted for using the deposit method under GAAP.

Claims Paying Resources
BAM’s “claims paying resources” represent the capital and other financial resources BAM has available to pay claims and, as such, is a key indication of BAM’s financial strength. BAM’s claims paying resources include BAM’s qualified statutory capital, including MSC, net unearned premiums, contingency reserves, present value of future installment premiums and MSC, the first loss reinsurance protection provided by HG Re, which is collateralized and held in trusts, and the reinsurance protection provided by Fidus Re, which is collateralized and held in trust.
As of June 30, 2018, BAM’s claims paying resources increased to $827 million from $708 million as of December 31, 2017. The increase was primarily driven by the $100 million reinsurance agreement with Fidus Re. In April 2018, BAM expanded its claims paying resources by $100 million through a collateralized reinsurance agreement with Fidus Re, a special-purpose insurer created solely to provide collateralized reinsurance protection to BAM.
The following table presents BAM’s total claims paying resources as of June 30, 2018 and December 31, 2017:

Millions	June 30, 2018	December 31, 2017
Policyholders’ surplus	$420.2	$427.3
Contingency reserve	41.4	34.8
Qualified statutory capital	461.6	462.1
Net unearned premiums	33.2	30.5
Present value of future installment premiums and MSC	12.2	9.0
HG Re, Ltd. collateral trusts at statutory value	220.2	206.8
Fidus Re, Ltd. collateral trusts at statutory value	100.0	—
Claims paying resources	$827.2	$708.4

As of June 30, 2017, BAM’s claims paying resources increased to $676 million from $644 million as of December 31, 2016. The increase was primarily driven by a $20 million increase in the HG Re collateral trusts and $17 million of MSC, partially offset by BAM’s statutory net loss for the six months ended June 30, 2017 of $12 million.
The following table presents BAM’s total claims paying resources as of June 30, 2017 and December 31, 2016:

Millions	June 30, 2017	December 31, 2016
Policyholders’ surplus	$431.5	$431.5
Contingency reserve	28.5	22.7
Qualified statutory capital	460.0	454.2
Net unearned statutory premiums	26.9	23.2
Present value of future installment premiums and MSC	6.4	3.3
Collateral trusts at statutory value	182.6	163.0
Claims paying resources	$675.9	$643.7

HG Global/BAM Balance Sheets
The following table presents amounts from HG Global, which includes HG Re and its other wholly-owned subsidiaries, and BAM that are contained within White Mountains’s consolidated balance sheet as of June 30, 2018 and December 31, 2017:

	June 30, 2018
Millions	HG Global	BAM	Eliminations and Segment Adjustment	Total
Assets
Fixed maturity investments	$195.3	$454.9	$—	$650.2
Short-term investments	22.6	43.7	—	66.3
Total investments	217.9	498.6	—	716.5
Cash	.8	13.1	—	13.9
BAM Surplus Notes	499.0	—	(499.0)	—
Accrued interest receivable on BAM Surplus Notes	137.5	—	(137.5)	—
Deferred acquisition costs	30.0	17.2	(30.0)	17.2
Insurance premiums receivable	3.7	6.3	(3.7)	6.3
Other assets	1.2	7.4	—	8.6
Total assets	$890.1	$542.6	$(670.2)	$762.5

Liabilities
BAM Surplus Notes(1)	$—	$499.0	$(499.0)	$—
Accrued interest payable on BAM Surplus Notes(2)	—	137.5	(137.5)	—
Preferred dividends payable to White Mountains’s subsidiaries(3)	252.8	—	—	252.8
Preferred dividends payable to non-controlling interests	8.6	—	—	8.6
Unearned insurance premiums	123.3	32.2	—	155.5
Accounts payable on unsettled investment purchases	2.4	9.3	—	11.7
Other liabilities	.8	53.6	(33.7)	20.7
Total liabilities	387.9	731.6	(670.2)	449.3

Equity
White Mountains’s common shareholders’ equity	486.8	—	—	486.8
Non-controlling interests	15.4	(189.0)	—	(173.6)
Total equity	502.2	(189.0)	—	313.2
Total liabilities and equity	$890.1	$542.6	$(670.2)	$762.5

(1)	Under GAAP, the BAM Surplus Notes are classified as debt by the issuer. Under U.S. Statutory accounting, they are classified as policyholders’ surplus.

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

Par Value of Policies Issued and Priced by BAM
The following table presents the gross par value of policies priced and closed by BAM for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2018	2017	2018	2017
Gross par value of primary market policies issued	$2,774.7	$2,574.3	$3,924.2	$4,615.3
Gross par value of secondary market policies issued	311.5	118.6	460.1	456.7
Total gross par value of policies issued	3,086.2	2,692.9	4,384.3	5,072.0

Gross par value of policies priced yet to close	369.1	163.7	369.1	163.7
Less: Gross par value of policies closed that were previously priced	(366.4)	(328.4)	(114.4)	(353.3)
Total gross par value of policies priced	$3,088.9	$2,528.2	$4,639.0	$4,882.4

NSM

On May 11, 2018, White Mountains acquired 95% of NSM, an insurance managing general agency and program administrator. White Mountains paid $274 million of cash consideration, subject to a customary purchase price adjustment, for its equity interest in NSM. Subsequently, on May 18, 2018, NSM acquired 100% of Fresh Insurance, an insurance broker that specializes in non-standard personal lines, motor trade, van, and travel insurance in the United Kingdom. NSM paid GBP 37 million (approximately $50 million based on the spot rate at the date of acquisition) of upfront cash consideration for its equity interest in Fresh Insurance. The purchase price is subject to adjustment based upon growth in EBITDA during two earnout periods ending in February 2020 and February 2022. NSM has recorded a liability for contingent consideration of GBP 6 million (approximately $8 million based on the spot rate at the date of acquisition). NSM reported revenues of $24 million and pre-tax income of $3 million for the period from May 11, 2018 through June 30, 2018.

MediaAlpha

The following table presents the components of GAAP net income (loss) and adjusted EBITDA included in White Mountains’s MediaAlpha segment for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2018	2017	2017	2016
Advertising and commission revenues	$71.8	$30.8	$141.9	$63.3
Cost of sales	59.9	26.1	117.3	53.8
Gross profit	11.9	4.7	24.6	9.5
Other revenue	—	—	1.6	—
General and administrative expenses	4.6	3.7	15.8	6.9
Amortization of other intangible assets	2.5	2.5	5.4	4.9
Interest expense	.3	.3	.7	.5
GAAP pre-tax income (loss)	4.5	(1.8)	4.3	(2.8)
Income tax expense	—	—	—	—
GAAP net income (loss)	4.5	(1.8)	4.3	(2.8)

Add back:
Non-cash equity-based compensation expense	.3	—	6.7	—
Interest expense	.3	.3	.7	.5
Income tax expense	—	—	—	—
General and administrative expenses —depreciation	—	.1	—	.1
Amortization of other intangible assets	2.5	2.5	5.4	4.9
Adjusted EBITDA (1)	$7.6	$1.1	$17.1	$2.7
(1) See “NON-GAAP FINANCIAL MEASURES” on page 61.

MediaAlpha Results—Three Months Ended June 30, 2018 versus Three Months Ended June 30, 2017
MediaAlpha reported GAAP pre-tax income of $5 million and adjusted EBITDA of $8 million in the second quarter of 2018, compared to GAAP pre-tax loss of $2 million and adjusted EBITDA of $1 million in the second quarter of 2017. MediaAlpha reported revenues of $72 million in the second quarter of 2018, compared to $31 million in second quarter of 2017. The increase in GAAP pre-tax income, adjusted EBITDA and revenues were primarily driven by growth in MediaAlpha’s P&C verticals, driven by increased volume from key strategic publishers and improving demand from advertisers, and growth in the Health, Medicare and Life vertical, driven by strong contributions from assets acquired from Healthplans.com in the fourth quarter of 2017. Revenues from MediaAlpha’s P&C verticals were $42 million in the second quarter of 2018, compared to $19 million in the second quarter of 2017, while revenues from the Health, Medicare and Life vertical were $20 million in the second quarter of 2018 compared to $8 million in the second quarter of 2017. MediaAlpha’s cost of sales is comprised primarily of revenue share based payments to partners, which are correlated to and vary with revenue volume. Cost of sales were $60 million in the second quarter of 2018, compared to $26 million in the second quarter of 2017. MediaAlpha's general and administrative expenses were $5 million in the second quarter of 2018, compared to $4 million in the second quarter of 2017.

MediaAlpha Results—Six Months Ended June 30, 2018 versus Six Months Ended June 30, 2017
MediaAlpha reported GAAP pre-tax income of $4 million and adjusted EBITDA of $17 million in the first six months of 2018, compared to GAAP pre-tax loss of $3 million and adjusted EBITDA of $3 million in the first six months of 2017. MediaAlpha reported revenues of $142 million in the first six months of 2018, compared to $63 million in first six months of 2017. The increase in GAAP pre-tax income, adjusted EBITDA and revenues were primarily driven by growth in MediaAlpha’s P&C verticals and Health, Medicare and Life vertical. Revenues from MediaAlpha’s P&C verticals were $82 million in the first six months of 2018, compared to $40 million in the first six months of 2017, while revenues from the Health, Medicare and Life vertical were $42 million in the first six months of 2018, compared to $17 million in the first six months of 2017.
Cost of sales were $117 million in the first six months of 2018, compared to $54 million in the first six months of 2017. MediaAlpha's general and administrative expenses were $16 million in the first six months of 2018, compared to $7 million in the first six months of 2017. The increase was primarily driven by the recognition of non-cash equity-based compensation expense of $7 million in the first six months of 2018.

Other Operations

The following table presents a summary of White Mountains’s financial results from its Other Operations segment for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2018	2017	2018	2017
Earned insurance premiums	$—	$—	$—	$1.0
Net investment income	7.8	11.7	23.8	21.9
Net realized and unrealized investment gains (losses)	12.9	32.6	(32.9)	67.6
Advertising and commission revenues	1.0	.5	1.9	1.8
Other revenues	(.1)	1.4	0.2	3.9
Total revenues	21.6	46.2	(7.0)	96.2
Loss and loss adjustment expenses	—	—	—	1.1
Cost of sales	1.1	.7	1.8	1.8
General and administrative expenses	31.0	40.9	53.0	85.5
General and administrative expenses — amortization of intangible assets	.1	—	.1	—
Interest expense	.1	.2	.3	.4
Total expenses	32.3	41.8	55.2	88.8
Pre-tax (loss) income	$(10.7)	$4.4	$(62.2)	$7.4

Other Operations Results—Three Months Ended June 30, 2018 versus Three Months Ended June 30, 2017
White Mountains’s Other Operations segment reported pre-tax loss of $11 million in the second quarter of 2018, compared to pre-tax income of $4 million in the second quarter of 2017. The change was driven primarily by lower investment returns in the second quarter of 2018, partially offset by a reduction in general and administrative expenses. White Mountains’s Other Operations segment reported $13 million of net realized and unrealized investment gains in the second quarter of 2018, compared to $33 million of net realized and unrealized investment gains in the second quarter of 2017. White Mountains’s Other Operations segment reported $8 million of net investment income in the second quarter of 2018 compared to $12 million of net investment income in the second quarter of 2017. The decrease in net investment income was primarily due to a smaller fixed maturity asset base. See Summary of Investment Results on page 51. General and administrative expenses were $31 million in the second quarter of 2018, which included $6 million of transaction costs related to the acquisition of NSM, compared to $41 million in the second quarter of 2017, which included higher incentive compensation costs, primarily in connection with the sale of OneBeacon and severance related to former company executives.

Other Operations Results—Six Months Ended June 30, 2018 versus Six Months Ended June 30, 2017
White Mountains’s Other Operations segment reported pre-tax loss of $62 million in the first six months of 2018, compared to pre-tax income of $7 million in the first six months of 2017. The change was driven primarily by lower investment returns in the first six months of 2018, partially offset by a reduction in general and administrative expenses. White Mountains’s Other Operations segment reported $33 million of net realized and unrealized investment losses in the first six months of 2018, compared to $68 million of net realized and unrealized investment gains in the first six months of 2017. White Mountains’s Other Operations segment reported $24 million of net investment income in the first six months of 2018, compared to $22 million of net investment income in the first six months of 2017. See Summary of Investment Results on page 51. General and administrative expenses were $53 million in the first six months of 2018, which included $6 million of transaction costs related to the acquisition of NSM, compared to $86 million in the first six months of 2017, which included higher incentive compensation costs, primarily in connection with the sale of OneBeacon and severance related to former company executives.

II. Summary of Investment Results

White Mountains’s total investment results include continuing operations and discontinued operations. OneBeacon’s investment results are included in discontinued operations for the first six months of 2017. For purposes of discussing rates of return, all percentages are presented gross of management fees and trading expenses in order to produce a better comparison to benchmark returns, while all dollar amounts are presented net of management fees and trading expenses.
The following table presents the pre-tax investment returns for White Mountains’s consolidated portfolio, including the returns from discontinued operations, for the three and six months ended June 30, 2018 and 2017:

Gross Investment Returns and Benchmark Returns(1)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Total fixed income investments	0.3%	1.1%	(0.4)%	2.1%
Bloomberg Barclays U.S. Intermediate Aggregate Index	0.1%	0.9%	(1.0)%	1.6%

Common equity securities	2.1%	4.2%	1.2%	9.6%
Other long-term investments	0.1%	(1.4)%	(2.7)%	(0.5)%
Total common equity securities and other long-term investments	1.7%	2.5%	0.4%	6.3%
S&P 500 Index (total return)	3.4%	3.1%	2.6%	9.3%

Total consolidated portfolio	0.7%	1.4%	(0.3)%	2.9%
(1) For the 2018 periods, investment returns are calculated using a daily weighted average of investments held. For periods prior to 2018, investment returns are calculated using a quarterly weighted average of investments held.

 Investment Returns—Three and Six Months Ended June 30, 2018 versus Three and Six Months Ended June 30, 2017
White Mountains’s pre-tax total return on invested assets was 0.7% and -0.3% for the second quarter and first six months of 2018 compared to 1.4% and 2.9% for the second quarter and first six months of 2017. The returns for the second quarter of 2018 were driven primarily by White Mountains’ exposure to ETFs, as the rebound in U.S. equity markets in the second quarter more than offset losses from international common equity securities. The returns for the first six months of 2018 were driven primarily by losses on the fixed maturity portfolio due to rising interest rates over the period. The returns for the second quarter and first six months of 2017 were driven primarily by strong common equity securities returns.

Fixed Income Results
White Mountains currently maintains a high quality, short-duration fixed income portfolio. As of June 30, 2018, the fixed income portfolio duration, including short-term investments, was 3.3 years compared to 3.4 years as of December 31, 2017 and 3.1 years as of June 30, 2017.
White Mountains’s fixed income portfolio returned 0.3% and -0.4% for the second quarter and first six months of 2018, outperforming the Bloomberg Barclays U.S. Intermediate Aggregate Index return of 0.1% and -1.0%. White Mountains’s fixed income portfolio returned 1.1% and 2.1% for the second quarter and first six months of 2017, outperforming the Bloomberg Barclays U.S. Intermediate Aggregate Index return of 0.9% and 1.6%. The short duration positioning of White Mountains's fixed income portfolio mitigated the adverse impact on returns of rising interest rates more effectively than the longer duration Bloomberg Barclays U.S. Intermediate Aggregate Index, which led to the outperformance in all periods presented.
In the fourth quarter of 2017, White Mountains established a U.S. investment grade corporate bond portfolio with Principal Global Investors, LLC (“Principal”), a third party manager. As of June 30, 2018, the fair value of the Principal investment grade corporate bond investments was $239 million and the duration of the Principal investment grade corporate bond portfolio was approximately 4.4 years.
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
In the third quarter of 2016, White Mountains established a relatively concentrated portfolio of high-yield fixed maturity investments managed by Principal. The portfolio was invested in issuers of U.S. dollar denominated publicly traded and 144A debt securities issued by corporations with generally at least one rating between “B-” and “BB+” inclusive by S&P or similar ratings from other rating agencies. As of June 30, 2018, the fair value of the Principal high-yield fixed maturity investments was $96 million. In July 2018, White Mountains liquidated the Principal high-yield fixed maturity portfolio and reinvested the bulk of the proceeds into U.S. government securities.

Common Equity Securities and Other Long-Term Investments Results
White Mountains maintains a portfolio of common equity securities and other long-term investments. White Mountains’s management believes that prudent levels of investments in common equity securities and other long-term investments are likely to enhance long-term after-tax total returns.
White Mountains’s portfolio of common equity securities and other long-term investments returned 1.7% and 0.4% for the second quarter and first six months of 2018. White Mountains’s portfolio of common equity securities and other long-term investments returned 2.5% and 6.3% for the second quarter and first six months of 2017. White Mountains’s portfolio of common equity securities and other long-term investments represented approximately 45%, 32% and 26% of total invested assets as of June 30, 2018, December 31, 2017 and June 30, 2017. The increase in this percentage is primarily attributable to management’s decision to add equity exposure over the period and a decline in the investment asset base due to the OneBeacon Transaction and share repurchase activity.
White Mountains’s portfolio of common equity securities primarily consists of passive ETFs and publicly-traded common equity securities that are actively managed by third party managers. White Mountains’s portfolio of common equity securities returned 2.1% and 1.2% for the second quarter and first six months of 2018, underperforming the S&P 500 Index return of 3.4% and 2.6%. White Mountains’s portfolio of common equity securities returned 4.2% and 9.6% for the second quarter and first six months of 2017, outperforming the S&P 500 Index return of 3.1% and 9.3%.
White Mountains’s portfolio of ETFs seeks to provide investment results that, before expenses, generally correspond to the performance of broad market indices. As of June 30, 2018 and December 31, 2017, White Mountains had approximately $622 million and $570 million invested in ETFs. In the second quarter and first six months of 2018 and 2017, the ETFs essentially earned the effective index return, before expenses, over the period in which White Mountains was invested in these funds.
White Mountains’s third party common equity manager relationships (the “actively managed common equity portfolios”) have been with Silchester International Investors (“Silchester”), who invests in value-oriented non-U.S. equity securities through a unit trust, and Lateef Investment Management, a growth at a reasonable price adviser managing a highly concentrated portfolio of mid-cap and large-cap growth companies. During the first quarter of 2017, White Mountains established a new third-party manager relationship with Lazard Asset Management (“Lazard”), to manage a Pan-European equity portfolio, of which the majority of the securities are denominated in Euros. In September 2017, White Mountains terminated its relationship with Lazard in order to concentrate its non-U.S. equity exposure in small to mid-cap international equities through other third-party managers. During the third quarter of 2017 and prior to terminating Lazard, White Mountains established a new third-party manager relationship with Highclere International Investors (“Highclere”), who invests in small to mid-cap equity securities listed in markets outside of the United States and Canada through a unit trust.

White Mountains’s actively managed common equity portfolios returned -0.6% and -0.9% for the second quarter and first six months of 2018, underperforming the S&P 500 Index return of 3.4% and 2.6% for the comparable periods. The underperformance for both periods was primarily attributable to the non-U.S. third party managers. White Mountains’s actively managed common equity portfolios returned 6.4% and 13.7% for the second quarter and first six months 2017, outperforming the S&P 500 Index return of 3.1% and 9.3% for the comparable periods. The outperformance for both periods was primarily attributable to each third party manager outperforming their respective benchmarks.
White Mountains entered into foreign currency forward contracts, which were recorded in other long-term investments, to manage its foreign currency exposure relating to the common equity portfolio managed by Lazard and a portion of the common equity portfolios managed by Silchester and Highclere. These foreign currency forward contracts were closed as of December 31, 2017.
White Mountains maintains a portfolio of other long-term investments that primarily consists of hedge funds, private equity funds and unconsolidated private capital investments. As of June 30, 2018, approximately 51% of these other long-term investments were in one long-short hedge fund and ten private equity funds, with a general emphasis on narrow, sector-focused funds.
White Mountains’s other long-term investments portfolio returned 0.1% and -2.7% for the second quarter and first six months of 2018. The results for the second quarter of 2018 were primarily attributable to gains from the hedge fund, partially offset by losses from private equity funds. The results for the first six months of 2018 were primarily attributable to losses from the foreign currency forward contract closed during the first quarter and from unconsolidated private capital investments. White Mountains’s other long-term investments portfolio returned -1.4% and -0.5% for the second quarter and first six months of 2017. The results for the second quarter of 2017 were primarily attributable to losses from foreign currency forward contracts while the results for the first six months of 2017 were primarily attributable to unconsolidated private capital investments and foreign currency forward contracts as well as unfavorable mark-to-market adjustments to the OneBeacon surplus notes.

Foreign Currency Exposure

As of June 30, 2018, White Mountains had gross foreign currency exposure on approximately $278 million of net assets primarily relating to common equity securities managed by Silchester and Highclere, NSM’s foreign operations including the acquisition of Fresh Insurance and various other consolidated and unconsolidated private capital investments.
White Mountains may enter into foreign currency forward contracts to mitigate its foreign currency exposure on certain invested assets. In the fourth quarter of 2017, White Mountains closed the foreign currency forward contracts associated with the investment assets managed by Silchester and Highclere. In the first quarter of 2018, in conjunction with the liquidation of the GBP investment grade corporate bond mandate managed by LGIM, White Mountains closed the associated foreign currency forward contract.
The following table presents the approximate fair value of White Mountains’s foreign denominated assets as of June 30, 2018:

Currency (1) $ in millions	Fair Value	% of Common Shareholders’ Equity
GBP	$97.1	3.3%
JPY	60.6	2.1
EUR	51.3	1.8
All other	68.9	2.3
Total	$277.9	9.5%
(1) Includes net assets of NSM's foreign operations, Wobi and Buzzmove.

Income Taxes

The Company and its Bermuda domiciled subsidiaries are not subject to Bermuda income tax under current Bermuda law. If there is a change in the law to impose tax, the Company and its Bermuda domiciled subsidiaries would be exempt from such tax until March 31, 2035, pursuant to the Bermuda Exempted Undertakings Tax Protection Act of 1966. The Company has subsidiaries and branches that operate in various other jurisdictions around the world that are subject to tax in the jurisdictions in which they operate.  The jurisdictions in which the Company’s subsidiaries and branches are subject to tax are Barbados, Gibraltar, Ireland, Israel, Luxembourg, the United Kingdom and the United States.
White Mountains’s income tax expense related to pre-tax loss from continuing operations for the three and six months ended June 30, 2018 represented an effective tax rate of (20.2)% and (4.1)%. The effective tax rate was different from the current U.S. statutory rate of 21%, primarily due to a full valuation allowance on most of the net deferred tax assets at U.S. operations, withholding taxes and a tax benefit recorded at BAM.  For BAM, MSC and the related taxes thereon are recorded directly to non-controlling interest equity, while the valuation allowance on such taxes is recorded through the income statement. For both the three and six months ended June 30, 2018, BAM recorded a tax benefit of $2 million associated with the valuation allowance on taxes related to MSC that is included in the effective tax rate. See Note 6 — “Income Taxes”.
White Mountains’s income tax benefit related to pre-tax loss from continuing operations for the three and six months ended June 30, 2017 represented an effective tax rate of 45.5% and 22.4%. The effective tax rate was different from the 2017 U.S. statutory rate of 35%, primarily due to a full valuation allowance on all net deferred tax assets at U.S. operations, pre-tax loss from continuing operations being near break-even and a tax benefit recorded at BAM. For BAM, MSC and the related taxes thereon are recorded directly to non-controlling interest equity, while the valuation allowance on such taxes is recorded through the income statement. For the three and six months ended June 30, 2017, BAM recorded a tax benefit of $2 million and $5 million associated with the valuation allowance on taxes related to MSC that is included in the effective tax rate. See Note 6 — “Income Taxes”.

Discontinued Operations

OneBeacon
On September 28, 2017, White Mountains received $1.3 billion in cash proceeds from the OneBeacon Transaction and recorded a gain of $555 million, net of transaction costs. As a result of the OneBeacon Transaction, OneBeacon’s results have been reported as discontinued operations within White Mountains’s GAAP financial statements. In the second quarter and six months ended of 2017, White Mountains reported net income of $3 million and $36 million from OneBeacon in discontinued operations. See Note 16 — “Held for Sale and Discontinued Operations”.

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

Dividend Capacity

Following is a description of the dividend capacity of White Mountains’s reinsurance and other operating subsidiaries:

HG Global/BAM
At June 30, 2018, HG Global had $619 million face value of preferred shares outstanding, of which White Mountains owned 96.9%. Holders of the HG Global preferred shares receive cumulative dividends at a fixed annual rate of 6.0% on a quarterly basis, when and if declared by HG Global. HG Global did not declare or pay any preferred dividends in the first six months of 2018. As of June 30, 2018, HG Global has accrued $261 million of dividends payable to holders of its preferred shares, $253 million of which is payable to White Mountains and eliminated in consolidation.
HG Re is a Special Purpose Insurer subject to regulation and supervision by the BMA, but does not require regulatory approval to pay dividends. However, HG Re’s dividend capacity is limited to amounts held outside of the collateral trusts pursuant to the FLRT with BAM. As of June 30, 2018, HG Re had statutory capital and surplus of $685 million, $736 million of assets held in the collateral trusts pursuant to the FLRT with BAM and less than $1 million of cash and investments held outside the collateral trusts.
BAM repaid $4.0 million of the BAM Surplus Notes and $1.0 million of the related accrued interest during the year ended December 31, 2017. There were no repayments during the six months ended June 30, 2018.

NSM
During the period from White Mountains’s acquisition of NSM through June 30, 2018, NSM did not pay any dividends to its shareholders. As of June 30, 2018, NSM had $73 million of cash, of which $57 million is held in fiduciary trust accounts.

MediaAlpha
During the six months ended June 30, 2018, MediaAlpha paid $8 million of dividends to its shareholders. White Mountains received $5 million of these dividends. As of June 30, 2018, MediaAlpha had $15 million of cash.

Other Operations
During the first quarter of 2018, White Mountains paid a $4 million common share dividend. As of June 30, 2018, the Company and its intermediate holding companies had $728 million of net unrestricted cash, short-term investments and fixed maturity investments, $911 million of common equity securities and $66 million of other long-term investments included in its Other Operations segment.

 Financing

The following table presents White Mountains’s capital structure as of June 30, 2018 and December 31, 2017:

($ in millions)	June 30, 2018	December 31, 2017
WTM Bank Facility	$—	$—
NSM Bank Facility, carrying value	147.5	—
MediaAlpha Bank Facility, carrying value	19.8	23.8
Other NSM debt	2.3	—
Total debt	169.6	23.8
Non-controlling interests—other, excluding BAM	46.4	31.5
Total White Mountains’s common shareholders’ equity	2,940.1	3,492.5
Total capital	3,156.1	3,547.8
Time-value discount on expected future payments on the BAM Surplus Notes (1)	(150.1)	(157.0)
HG Global’s unearned premium reserve (1)	119.5	103.9
HG Global’s net deferred acquisition costs (1)	(29.1)	(24.3)
Total adjusted capital	$3,096.4	$3,470.4

Total debt to total adjusted capital	5.5%	0.7%
(1) Amount reflects White Mountains’s preferred share ownership in HG Global of 96.9%.

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
White Mountains had an unsecured revolving credit facility with a syndicate of lenders administered by Wells Fargo Bank, N.A., which had a total commitment of $425 million and a maturity date of August 14, 2018. White Mountains terminated the WTM Bank Facility on May 8, 2018 in conjunction with the tender offer completed on May 11, 2018. See Share Repurchases on page 58.

On May 11, 2018, NSM entered into a secured credit facility (the “NSM Bank Facility”) with Ares Capital Corporation in order to refinance NSM's debt and to fund the acquisition of Fresh Insurance. The NSM Bank Facility is comprised of a term loan of $100.0 million, a delayed-draw term loan of $51.0 million to fund the Fresh Insurance acquisition and a revolving credit loan commitment of $10.0 million, under which NSM initially borrowed $2.0 million. The term loans under the NSM Bank Facility mature on May 11, 2024, and the revolving loan under the NSM Bank Facility matures on May 11, 2023. During the three months ended June 30, 2018, NSM repaid the $2.0 million revolving loan under the NSM Bank Facility. As of June 30, 2018, $151.0 million of term loans were outstanding and no revolving loans were outstanding under the NSM Bank Facility.
Interest on the NSM Bank Facility accrues at a floating interest rate equal to the three month LIBOR or the Prime Rate, as published by the Wall Street Journal plus, in each case, an applicable margin. The margin over LIBOR may vary between 4.25% and 4.75%, and the margin over the Prime Rate may vary between 3.25% and 3.75%, in each case, depending on the consolidated total leverage ratio of the borrower.
On June 15, 2018, NSM entered into an interest rate swap agreement to hedge its exposure to interest rate risk on its variable rate term loans. Under the terms of the swap agreement, NSM pays a fixed rate of 2.97% and receives a variable rate, which is reset monthly, based on based on then-current LIBOR. The variable rate received by NSM under the swap agreement was 2.07% at June 30, 2018. As of June 30, 2018, NSM's blended interest rate on the outstanding term loan principal amount of $151.0 million was 6.84%, and 7.47% after consideration of the interest rate swap. See Note 7 — “Derivatives — NSM Interest Rate Swap”.
The NSM Bank Facility is secured by all property of the loan parties and contains various affirmative, negative and financial covenants that White Mountains considers to be customary for such borrowings, including a maximum consolidated leverage ratio covenant.
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
The MediaAlpha Bank Facility consists of an $18 million term loan facility, which has an outstanding balance of $16 million as of June 30, 2018, and a revolving loan facility for $10 million, which has an outstanding balance of $4 million as of June 30, 2018. During the six months ended June 30, 2018, MediaAlpha repaid $2.0 million on the term loan and $2.0 million on the revolving loan under the MediaAlpha Bank Facility.
The MediaAlpha Bank Facility is secured by intellectual property and the common stock of MediaAlpha’s subsidiaries, and contains various affirmative, negative and financial covenants that White Mountains considers to be customary for such borrowings, including a maximum leverage ratio covenant.

Covenant Compliance
As of June 30, 2018, White Mountains was in compliance with all of the covenants under all of its debt instruments.

Share Repurchases

White Mountains’s board of directors has authorized the Company to repurchase its common shares from time to time, subject to market conditions. The repurchase authorizations do not have a stated expiration date. As of June 30, 2018, White Mountains may repurchase an additional 643,130 shares under these board authorizations. In addition, from time to time White Mountains has also repurchased its common shares through tender offers that were separately approved by its board of directors. On May 11, 2018, White Mountains completed a “modified Dutch auction” tender offer, through which it repurchased 575,068 of its common shares at a purchase price of $875 per share for a total cost of approximately $505 million, including expenses. Shares repurchased under this tender offer did not impact the remaining number of shares authorized for repurchase. This activity left White Mountains with $1.3 billion of undeployed capital as of June 30, 2018.
The following table presents common shares repurchased by the Company through the first 7 months of 2018 and 2017, as well as the average price per share as a percent of adjusted book value per share. For the 2017 periods, the average price per share as a percent of adjusted book value per share including the estimated gain from the sale of OneBeacon is presented.

Dates	Shares Repurchased	Cost (millions)	Average price per share	Percentage of adjusted book value per share, including estimated transaction gains (1)

1st quarter 2018	9,965	$8.4	$840.63	93%
2nd quarter 2018	575,068	504.7	877.78	96%
Year-to-date June 30, 2018 (2)	585,033	513.1	877.14	96%
July 2018	—	—	—	N/A
Year-to-date July 31, 2018	585,033	$513.1	$877.14	96%

1st quarter 2017	7,699	$6.4	$836.05	93%
2nd quarter 2017	3,184	2.8	869.70	98%
Year-to-date June 30, 2017	10,883	9.2	845.89	95%
July 2017	235,000	199.8	850.00	96%
Year-to-date July 31, 2017 (2)	245,883	209.0	849.82	96%
(1) Average price per share is expressed as a percentage of White Mountains's adjusted book value per share as of March 31, 2018 for the first quarter of 2018 and June 30, 2018 for all other 2018 periods presented and as of March 31, 2017 for the first quarter of 2017 and June 30, 2017 for all other 2017 periods presented. For the the 2017 periods, adjusted book value per share includes estimated gain from the sale of OneBeacon.
(2) Includes 9,965 and 10,883 common shares repurchased by the Company during the first seven months of 2018 and 2017 to satisfy employee income tax withholding pursuant to employee benefit plans. Shares repurchased pursuant to employee benefit plans do not reduce the board authorization referred to above.

Cash Flows

Detailed information concerning White Mountains’s cash flows during the three months ended June 30, 2018 and 2017 follows:

Cash flows from continuing operations for the six months ended June 30, 2018 and June 30, 2017
Net cash used in continuing operations was $26 million in the first six months of 2018 compared to $66 million in the first six months of 2017. Cash used from continuing operations decreased in the first six months of 2018 compared to the first six months of 2017, primarily due to $28 million in employee retirement payments paid in the first six months of 2017 relative to 2018, which was partially offset by increased long-term incentive payments in 2018. White Mountains made long-term incentive payments totaling $28 million and $21 million during the first six months of 2018 and 2017. White Mountains does not believe these trends will have a meaningful impact on its future liquidity or its ability to meet its future cash requirements.

Cash flows from investing and financing activities for the six months ended June 30, 2018

Financing and Other Capital Activities
During the first six months of 2018, the Company declared and paid a $4 million cash dividend to its common shareholders.
During the first six months of 2018, White Mountains repurchased and retired 585,033 of its common shares for $513 million, which included 9,965 shares for $8 million repurchased under employee benefit plans for statutory withholding tax payments.
During the first six months of 2018, BAM received $15 million in MSC.
During the first six months of 2018, NSM borrowed $51 million under the NSM Bank Facility to fund the Fresh Insurance acquisition.
During the first six months of 2018, NSM repaid $2 million on the revolving loan under the NSM Bank Facility.
During the first six months of 2018, MediaAlpha paid $8 million of dividends to its shareholders, of which $5 million was paid to White Mountains.
During the first six months of 2018, MediaAlpha repaid $2 million of the term loan and $2 million of the revolving loan under the MediaAlpha Bank Facility.
During the first six months of 2018, Wobi borrowed 20 million Israeli New Shekels (“ILS”) (approximately $6 million) from White Mountains under an internal credit facility.

Acquisitions and Dispositions
On January 24, 2018, White Mountains paid $42 million in connection with the DavidShield transaction.
On May 11, 2018, White Mountains closed its previously announced acquisition of 95% of NSM for a purchase price of $274 million.
On May 18, 2018, NSM acquired 100% of Fresh Insurance for an upfront purchase price of GBP 37 million (approximately $50 million based on the spot rate at the date of acquisition).

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
During the first six months of 2017, BAM received $17 million in MSC.
During the first six months of 2017, MediaAlpha paid $1.3 million of dividends, of which $0.8 million was paid to White Mountains.
During the first six months of 2017, MediaAlpha borrowed $11 million under the MediaAlpha Bank Facility and repaid $13 million under a previous MediaAlpha Bank Facility.
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

Invested Assets

As of June 30, 2018, approximately 90% of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs. Investments valued using Level 1 inputs include fixed maturity investments, primarily investments in U.S. Treasuries, short-term investments, which include U.S. Treasury Bills and common equity securities. Investments valued using Level 2 inputs include fixed maturity investments, which have been disaggregated into classes, including debt securities issued by corporations, mortgage and asset-backed securities, municipal obligations, and foreign government, agency and provincial obligations. Investments valued using Level 2 inputs also include certain passive exchange traded funds (“ETFs”) that track U.S. stock indices such as the S&P 500 but are traded on foreign exchanges, which management values using the fund manager’s published NAV to account for the difference in market close times. Fair value estimates for investments that trade infrequently and have few or no observable market prices are classified as Level 3 measurements. Investments valued using Level 3 fair value estimates are based upon unobservable inputs and include investments in certain fixed maturity investments, equity securities and other long-term investments where quoted market prices are unavailable or are not considered reasonable. Transfers between levels are based on investments held as of the beginning of the period.
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

NON-GAAP FINANCIAL MEASURES

This report includes four non-GAAP financial measures that have been reconciled with their most comparable GAAP financial measures.
Adjusted book value per share is a non-GAAP financial measure which is derived by adjusting (i) the GAAP book value per share numerator and (ii) the common shares outstanding denominator, as described below. Beginning in 2017, the GAAP book value per share numerator has been adjusted (i) to include a discount for the time value of money arising from the expected timing of cash payments of principal and interest on the BAM surplus notes and (ii) to add back the unearned premium reserve, net of deferred acquisition costs, at HG Global. Under GAAP, White Mountains is required to carry the BAM surplus notes, including accrued interest, at nominal value with no consideration for time value of money. Based on a debt service model that forecasts operating results for BAM through maturity of the surplus notes, the present value of the BAM surplus notes, including accrued interest, was estimated to be $155 million, $159 million, $162 million and $172 million less than the nominal GAAP carrying values as of June 30, 2018, March 31, 2018, December 31, 2017, and June 30, 2017, respectively. The value of HG Global’s unearned premium reserve, net of deferred acquisition costs, was $93 million, $84 million, $82 million and $66 million as of June 30, 2018, March 31, 2018, December 31, 2017, and June 30, 2017, respectively. White Mountains believes these adjustments are useful to management and investors in analyzing the intrinsic value of HG Global, including the value of the surplus notes and the value of the in-force business at HG Re, HG Global’s reinsurance subsidiary. The denominator used in the calculation of adjusted book value per share equals the number of common shares outstanding adjusted to exclude unearned restricted common shares, the compensation cost of which, at the date of calculation, has yet to be amortized. Restricted common shares are earned on a straight-line basis over their vesting periods. The reconciliation of GAAP book value per share to adjusted book value per share is included on page 40.
Gross written premiums and MSC from new business is a non-GAAP financial measure, which is derived to adjust gross written premiums (i) to add MSC (ii) to include the present value of future installment MSC not yet collected and (iii) to exclude the impact of gross written premium adjustments related to policies closed in prior periods. White Mountains believes these adjustments are useful to investors in evaluating the pricing of new business closed during the period. The reconciliation of GAAP gross written premiums to gross written premiums and MSC from new business is included on page 45.

Adjusted EBITDA is defined as net income (loss) excluding interest expense on debt, income tax benefit (expense), depreciation and amortization, and non-cash equity-based compensation expense. White Mountains believes that this non-GAAP financial measure is useful to management and investors in analyzing MediaAlpha’s economic performance without the effects of interest rates, levels of debt, effective tax rates, depreciation and amortization primarily resulting from purchase accounting, or non-cash equity-based compensation. In addition, White Mountains believes that investors use adjusted EBITDA as a supplemental measurement to evaluate the overall operating performance of companies within the same industry. The reconciliation of MediaAlpha’s GAAP net income to adjusted EBITDA is included on page 49.
Total capital at White Mountains is comprised of White Mountains’s common shareholders’ equity, debt and non-controlling interests other than non-controlling interests attributable to mutuals and reciprocals. Total adjusted capital is a non-GAAP financial measure, which is derived by adjusting total capital (i) to include a discount for the time value of money arising from the expected timing of cash payments of principal and interest on the BAM Surplus Notes and (ii) to add back the unearned premium reserve, net of deferred acquisition costs, at HG Global. The reconciliation of total capital to total adjusted capital is included on page 56.

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
There were no significant changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended June 30, 2018.

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes to any of the risk factors previously disclosed in the Registrant’s 2017 Annual Report on Form 10-K.

Item 2.	Issuer Purchases of Equity Securities.

Months	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (1)
April 1-April 30, 2018	—	$—	—	643,130
May 1-May 31, 2018 (2)	575,068	$877.78	—	643,130
June 1-June 30, 2018	—	$—	—	643,130
Total	575,068	$877.78	—	643,130
(1) White Mountains’s board of directors has authorized the Company to repurchase its common shares, from time to time, subject to market conditions. The repurchase authorizations do not have a stated expiration date.
(2) On May 11, 2018, White Mountains completed a “modified Dutch auction” tender offer, through which it repurchased 575,068 of its common shares at a purchase price of $875 per share ($877.78 including expenses).

Item 3. Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a)	Exhibit number		Name

	10	—
Credit Agreement Dated as of May 11, 2018 among NSM Insurance Group, LLC, as the Borrower, NSM Insurance Holdco, LLC, as Holdings, Ares Capital Corporation, as Administrative Agent, and the Lenders and L/C Issuers Party Hereto from Time to Time. *

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
The following financial information from White Mountains’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in XBRL: (i) Consolidated Balance Sheets, June 30, 2018 and December 31, 2017; (ii) Consolidated Statements of Operations and Comprehensive Income, Three and Six Months Ended June 30, 2018 and 2017; (iii) Consolidated Statements of Changes in Equity, Six Months Ended June 30, 2018 and 2017; (iv) Consolidated Statements of Cash Flows, Six Months Ended June 30, 2018 and 2017; and (v) Notes to Consolidated Financial Statements. *

*	Included herein
**	Not included as an exhibit as the information is contained elsewhere within this report. See Note 9 — “Earnings Per Share” of the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
(Registrant)

Date:	August 7, 2018	By: /s/ J. Brian Palmer
J. Brian Palmer
Managing Director and Chief Accounting Officer