Form 10-Q
period 2018-09-30
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2018-11-05
CIK 776867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2018

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

As of November 2, 2018, 3,180,540 common shares with a par value of $1.00 per share were outstanding (which includes 41,509 restricted common shares that were not vested at such date).

WHITE MOUNTAINS INSURANCE GROUP, LTD.

Part I.FINANCIAL INFORMATION.

Item 1.	Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
Millions, except share and per share amounts
Assets	Unaudited
Financial Guarantee (HG Global/BAM)
Fixed maturity investments, at fair value	$677.7	$623.6
Short-term investments, at fair value	35.9	69.8
Total investments	713.6	693.4
Cash	17.9	25.6
Insurance premiums receivable	6.3	4.5
Deferred acquisition costs	17.6	14.8
Accrued investment income	4.8	3.4
Accounts receivable on unsettled investment sales	.2	.1
Other assets	5.1	5.6
Total Financial Guarantee assets	765.5	747.4

Specialty Insurance Distribution (NSM)
Short-term investments, at fair value	.9	—
Cash (restricted $41.2)	60.6	—
Premium and commission receivable	29.1	—
Goodwill and other intangible assets	431.0	—
Other assets	18.8	—
Total Specialty Insurance Distribution assets	540.4	—

Marketing Technology (MediaAlpha)
Cash	13.0	9.1
Goodwill and other intangible assets	45.9	53.7
Accounts receivable from publishers and advertisers	35.9	32.4
Other assets	2.2	1.3
Total Marketing Technology assets	97.0	96.5

Other
Fixed maturity investments, at fair value	354.2	1,506.1
Short-term investments, at fair value	276.9	106.3
Common equity securities, at fair value	1,043.5	866.1
Other long-term investments	289.7	208.8
Total investments	1,964.3	2,687.3
Cash	20.7	62.4
Accrued investment income	5.7	13.9
Accounts receivable on unsettled investment sales	3.3	20.9
Goodwill and other intangible assets	8.3	8.4
Other assets	14.3	19.1
Assets held for sale	3.3	3.3
Total Other assets	2,019.9	2,815.3
Total assets	$3,422.8	$3,659.2
 See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	September 30, 2018	December 31, 2017
Millions, except share and per share amounts
Liabilities	Unaudited
Financial Guarantee (HG Global/BAM)
Unearned insurance premiums	$156.2	$136.8
Accounts payable on unsettled investment purchases	6.5	.6
Other liabilities	30.0	29.6
Total Financial Guarantee liabilities	192.7	167.0

Specialty Insurance Distribution (NSM)
Debt	149.3	—
Premiums payable	56.6	—
Contingent consideration earnout liabilities	20.1	—
Other liabilities	27.7	—
Total Specialty Insurance Distribution liabilities	253.7	—

Marketing Technology (MediaAlpha)
Debt	15.0	23.8
Amounts due to publishers and advertisers	37.7	31.6
Other liabilities	3.9	4.4
Total Marketing Technology liabilities	56.6	59.8

Other
Accrued incentive compensation	40.3	60.6
Accounts payable on unsettled investment purchases	14.2	—
Other liabilities	25.7	11.0
Total Other liabilities	80.2	71.6
Total liabilities	583.2	298.4

Equity
White Mountains’s common shareholders’ equity
White Mountains’s common shares at $1 par value per share—authorized 50,000,000 shares; issued and outstanding 3,180,540 and 3,750,171 shares	3.2	3.8
Paid-in surplus	576.3	666.8
Retained earnings	2,407.3	2,823.2
Accumulated other comprehensive loss, after-tax:
Net unrealized foreign currency translation losses and interest rate swap	(2.8)	(1.3)
Total White Mountains’s common shareholders’ equity	2,984.0	3,492.5
Non-controlling interests	(144.4)	(131.7)
Total equity	2,839.6	3,360.8
Total liabilities and equity	$3,422.8	$3,659.2
See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2018	2017	2018	2017
Revenues:
Financial Guarantee (HG Global/BAM)
Earned insurance premiums	$3.3	$2.4	$9.7	$6.6
Net investment income	4.8	3.3	12.5	8.9
Net realized and unrealized investment (losses) gains	(4.1)	.8	(14.4)	3.2
Other revenues	.2	.2	.8	.8
Total Financial Guarantee revenues	4.2	6.7	8.6	19.5
Specialty Insurance Distribution (NSM)
Commission revenues	36.6	—	59.2	—
Other revenues	3.1	—	4.0	—
Total Specialty Insurance Distribution revenues	39.7	—	63.2	—
Marketing Technology (MediaAlpha)
Advertising and commission revenues	74.5	37.9	216.4	101.2
Other revenues	—	—	1.6	—
Total Marketing Technology revenues	74.5	37.9	218.0	101.2
Other
Net investment income	8.6	8.9	32.4	30.8
Net realized and unrealized investment gains	70.2	31.7	37.3	99.3
Advertising and commission revenues	1.1	.9	3.0	2.7
Other revenues	.4	1.4	.6	6.3
Total Other revenues	80.3	42.9	73.3	139.1
Total revenues	198.7	87.5	363.1	259.8

Expenses:
Financial Guarantee (HG Global/BAM)
Insurance acquisition expenses	1.2	.9	3.9	3.0
Other underwriting expenses	.1	.1	.3	.3
General and administrative expenses	11.3	10.6	36.5	31.5
Total Financial Guarantee expenses	12.6	11.6	40.7	34.8
Specialty Insurance Distribution (NSM)
General and administrative expenses	25.8	—	37.9	—
Broker commission expense	10.9	—	17.5	—
Amortization of other intangible assets	5.0	—	5.0	—
Interest expense	3.2	—	4.8	—
Total Specialty Insurance Distribution expenses	44.9	—	65.2	—
Marketing Technology (MediaAlpha)
Cost of sales	61.8	32.2	179.1	86.0
General and administrative expenses	5.4	3.8	21.2	10.7
Amortization of other intangible assets	2.4	2.3	7.8	7.2
Interest expense	.2	.1	.9	.6
Total Marketing Technology expenses	69.8	38.4	209.0	104.5
Other
Cost of sales	1.1	.9	2.9	2.7
General and administrative and other expenses	26.0	27.3	79.0	113.9
Amortization of other intangible assets	—	.1	.1	.1
Interest expense	—	.8	.3	1.2
Total Other expenses	27.1	29.1	82.3	117.9
Total expenses	154.4	79.1	397.2	257.2
Pre-tax income (loss) from continuing operations	44.3	8.4	(34.1)	2.6
Income tax benefit	3.6	4.0	.4	5.3
Net income (loss) from continuing operations	47.9	12.4	(33.7)	7.9
Net (loss) gain from sale of discontinued operations, net of tax	(17.3)	554.3	(17.2)	552.7
Net (loss) income from discontinued operations, net of tax	—	(15.2)	—	20.5
Net income (loss)	30.6	551.5	(50.9)	581.1
Net loss attributable to non-controlling interests	10.2	10.6	47.2	23.6
Net income (loss) attributable to White Mountains’s common shareholders	$40.8	$562.1	$(3.7)	$604.7
See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2018	2017	2018	2017
Net income (loss) attributable to White Mountains’s common shareholders	$40.8	$562.1	$(3.7)	$604.7
Other comprehensive income, net of tax:
Other comprehensive (loss) income, net of tax	(.8)	—	(1.7)	.2
Comprehensive income from discontinued operations, net of tax	—	3.0	—	3.2
Comprehensive income	40.0	565.1	(5.4)	608.1
Comprehensive income (loss) attributable to non-controlling interests	.2	—	.2	(.1)
Comprehensive income (loss) attributable to White Mountains’s common shareholders	$40.2	$565.1	$(5.2)	$608.0
See Notes to Consolidated Financial Statements.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
EARNINGS PER SHARE (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Basic earnings (loss) per share
Continuing operations	$18.27	$5.36	$3.90	$7.03
Discontinued operations	(5.44)	125.45	(4.98)	128.03
Total consolidated operations	$12.83	$130.81	$(1.08)	$135.06
Diluted earnings (loss) per share
Continuing operations	$18.27	$5.36	$3.90	$7.03
Discontinued operations	(5.44)	125.45	(4.98)	128.03
Total consolidated operations	$12.83	$130.81	$(1.08)	$135.06
Dividends declared and paid per White Mountains’s common share	$—	$—	$1.00	$1.00
See Notes to Consolidated Financial Statements.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	White Mountains’s Common Shareholders’ Equity
(Millions)	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Non-controlling interest	Total Equity
Balance at January 1, 2018	$670.6	$2,823.2	$(1.3)	$3,492.5	$(131.7)	$3,360.8
Net loss	—	(3.7)	—	(3.7)	(47.2)	(50.9)
Net change in foreign currency translation and other	—	—	(1.5)	(1.5)	—	(1.5)
Total comprehensive loss	—	(3.7)	(1.5)	(5.2)	(47.2)	(52.4)
Dividends declared on common shares	—	(3.8)	—	(3.8)	—	(3.8)
Dividends to non-controlling interests	—	—	—	—	(6.0)	(6.0)
Repurchases and retirements of common shares	(104.6)	(408.4)	—	(513.0)	—	(513.0)
Issuances of common shares	2.0	—	—	2.0	—	2.0
Recognition of equity-based units of subsidiary	4.5	—	—	4.5	2.3	6.8
Dilution from equity-based units of subsidiary	(1.1)	—	—	(1.1)	1.1	—
Capital contributions from BAM members, net of tax	—	—	—	—	22.9	22.9
Amortization of restricted share awards	9.7	—	—	9.7	—	9.7
Non-controlling interests from acquisition of NSM	—	—	—	—	14.2	14.2
Acquisition from non-controlling interests - other	(1.6)	—	—	(1.6)	—	(1.6)
Balance at September 30, 2018	$579.5	$2,407.3	$(2.8)	$2,984.0	$(144.4)	$2,839.6

	White Mountains’s Common Shareholders’ Equity
(Millions)	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Non-controlling interest	Total Equity
Balance at January 1, 2017	$810.7	$2,776.6	$(4.6)	$3,582.7	$133.3	$3,716.0
Net income (loss)	—	604.7	—	604.7	(23.6)	581.1
Net change in foreign currency translation and other	—	—	.4	.4	.1	.5
Recognition of foreign currency translation and other accumulated comprehensive items from the sale of Sirius Group	—	—	2.9	2.9	—	2.9
Total comprehensive income (loss)	—	604.7	3.3	608.0	(23.5)	584.5
Dividends declared on common shares	—	(4.6)	—	(4.6)	—	(4.6)
Dividends to non-controlling interests	—	—	—	—	(17.7)	(17.7)
Repurchases and retirements of common shares	(147.9)	(575.9)	—	(723.8)	(5.2)	(729.0)
Issuance of common shares	1.7	—	—	1.7	—	1.7
Dilution from restricted shares issued at OneBeacon	(4.1)	—	—	(4.1)	4.7	.6
Capital contributions from BAM members, net of tax	—	—	—	—	18.7	18.7
Amortization of restricted share awards	10.6	—	—	10.6	.8	11.4
Deconsolidation of non-controlling interests associated with the sale of Sirius Group	—	—	—	—	(238.3)	(238.3)
Deconsolidation of non-controlling interests associated with the sale of Star & Shield	—	—	—	—	(4.4)	(4.4)
Net contributions from non-controlling interests	(1.7)	—	—	(1.7)	—	(1.7)
Balance at September 30, 2017	$669.3	$2,800.8	$(1.3)	$3,468.8	$(131.6)	$3,337.2
See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(Millions)	2018	2017
Cash flows from operations:
Net (loss) income	$(50.9)	$581.1
Charges (credits) to reconcile net income to net cash used for operations:
Net realized and unrealized investment gains	(22.9)	(102.5)
Deferred income benefit	(4.7)	(6.9)
Net income from discontinued operations	—	(20.5)
Net loss (gain) from sale of discontinued operations, net of tax	17.2	(552.7)
Amortization of restricted share and option awards	9.7	10.1
Amortization and depreciation	18.4	15.8
Other operating items:
Net change in unearned insurance premiums	19.4	36.2
Net change in deferred acquisition costs	(2.8)	(3.5)
Net change in restricted cash	(12.1)	—
Net change in other assets and liabilities, net	(1.8)	(21.5)
Net cash used for operations - continuing operations	(30.5)	(64.4)
Net cash (used for) provided from operations - discontinued operations	—	157.0
Net cash (used for) provided from operations	(30.5)	92.6
Cash flows from investing activities:
Net change in short-term investments	(138.5)	(612.2)
Sales of fixed maturity and convertible investments	1,768.5	1,631.2
Maturities, calls and paydowns of fixed maturity and convertible investments	124.4	178.6
Sales of common equity securities	129.8	407.8
Distributions and redemptions of other long-term investments and settlements of forward contracts	(5.5)	1.3
Sales of unconsolidated affiliates and consolidated subsidiaries, net of cash sold	—	1,131.0
Net settlement of investment cash flows and contributions with discontinued operations	—	167.7
Purchases of other long-term investments	(65.9)	(67.7)
Purchases of common equity securities	(253.0)	(818.6)
Purchases of fixed maturity and convertible investments	(833.1)	(1,189.8)
Purchases of consolidated subsidiaries, net of cash acquired of $71.9	(252.1)	—
Other investing activities, net	33.8	(134.6)
Net cash provided from investing activities - continuing operations	508.4	694.7
Net cash provided from investing activities - discontinued operations	—	3.0
Net cash provided from investing activities	508.4	697.7
Cash flows from financing activities:
Draw down of debt and revolving line of credit	50.9	361.0
Repayment of debt and revolving line of credit	(11.2)	(364.6)
Cash dividends paid to the Company’s common shareholders	(3.8)	(4.6)
Common shares repurchased	(504.7)	(714.6)
Distribution to non-controlling interest shareholders	(4.6)	(.9)
Contributions from discontinued operations	—	45.2
Payments on contingent consideration earnout liability	(2.6)	—
Capital contributions from BAM members	26.9	25.7
Acquisition of additional subsidiary shares from non-controlling interest	(1.7)	(.7)
Fidus Re premium payment	(3.0)	—
Restricted share statutory withholding tax payments	(8.4)	(9.3)
Net cash used for financing activities - continuing operations	(462.2)	(662.8)
Net cash used for financing activities - discontinued operations	—	(61.9)
Net cash used for financing activities	(462.2)	(724.7)
Effect of exchange rate changes on cash	(.6)	—
Net change in cash during the period - continuing operations	15.7	(32.5)
Cash balances at beginning of period (excludes discontinued operations cash balances of $0.0 and $70.5)	97.1	80.2
Add: cash held for sale, excluding discontinued operations, at the beginning of period	—	.9
Less: cash held for sale, excluding discontinued operations, at the end of period	—	—
Cash balances at end of period (excludes discontinued operations cash balances of $0.0 and $0.0)	$112.2	$48.6
Supplemental cash flows information:
Interest paid	$(5.3)	$(.5)
Net income tax refunds	$(.5)	$—
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

The HG Global/BAM segment consists of HG Global Ltd. and its wholly-owned subsidiaries (“HG Global”) and the consolidated results of Build America Mutual Assurance Company (“BAM”) (collectively, “HG Global/BAM”). BAM is the first and only mutual municipal bond insurance company in the United States. By insuring the timely payment of principal and interest, BAM provides market access to, and lowers interest expense for, issuers of municipal bonds used to finance essential public purposes such as schools, utilities and transportation facilities. BAM is owned by and operated for the benefit of its members, the municipalities that purchase BAM’s insurance for their debt issuances. HG Global was established to fund the startup of BAM and, through its wholly-owned subsidiary, HG Re Ltd. (“HG Re”), to provide up to 15%-of-par, first loss reinsurance protection for policies underwritten by BAM. HG Global, together with its subsidiaries, provided the initial capitalization of BAM through the purchase of $503.0 million of surplus notes issued by BAM (the “BAM Surplus Notes”). As of September 30, 2018, $499.0 million of the surplus notes remain outstanding. As of September 30, 2018 and December 31, 2017, White Mountains owned 96.9% of HG Global’s preferred equity and 88.4% of its common equity. White Mountains does not have an ownership interest in BAM. However, White Mountains is required to consolidate BAM’s results in its financial statements because BAM is a VIE for which White Mountains is the primary beneficiary. BAM’s results are attributed to non-controlling interests.
The NSM segment consists of NSM Insurance HoldCo, LLC and its wholly-owned subsidiaries (collectively, "NSM"). NSM is a full service managing general agency and program administrator for specialty property and casualty insurance. NSM manages all aspects of the placement process on behalf of its carrier partners, including product development, marketing, underwriting and policy issuance. NSM specializes in niche sectors including collector cars, social services and behavioral health, specialty real estate, sports and fitness centers, and pet insurance. White Mountains acquired a 95% ownership share in NSM on May 11, 2018. The NSM segment also includes White Mountains Catskill Holdings, Inc. See Note 2 - “Significant Transactions".
The MediaAlpha segment consists of QL Holdings LLC and its wholly-owned subsidiary QuoteLab, LLC (collectively “MediaAlpha”). MediaAlpha is a leading marketing technology company that develops technology that enables the programmatic buying and selling of vertical-specific, performance-based media between advertisers (buyers of advertising inventory) and publishers (sellers of advertising inventory) through cost-per-click, cost-per-call and cost-per-lead pricing models. MediaAlpha's media buying platform enables advertisers to create and automate data-driven bidding strategies designed to improve the efficiency and enhance overall performance of their marketing campaigns that target high-intent consumers at the time and place they are ready to purchase. MediaAlpha’s publisher platform is used by publishers to sell their vertical-specific, performance-based media to advertisers through transparent, programmatic, auction-based marketplaces. MediaAlpha works with 600 advertisers and 330 publishers across a number of insurance (auto, motorcycle, home, renter, health and life) and non-insurance (travel, education, personal finance and home services) verticals.
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
White Mountains has classified its Guilford, Connecticut property, which consists of an office building and adjacent land, as held for sale as of September 30, 2018 and December 31, 2017. See Note 16 — “Held for Sale and Discontinued Operations”.

Derivatives
White Mountains holds from time to time derivative financial instruments for risk management purposes. White Mountains recognizes all derivatives as either assets or liabilities on the balance sheet measured at fair value. During the quarter ended June 30, 2018, White Mountains entered into an interest rate swap to hedge its exposure to the interest rate risk associated with the interest payments on NSM's variable rate debt. In order to qualify for hedge accounting, a derivative instrument must be both highly effective in offsetting the exposure to the hedged risk and designated as a hedge at inception. The swap meets both of these requirements and is being accounted for as a hedge. Changes in the fair value of the swap are recognized in other comprehensive income until changes in the interest rate on the debt cause an increase in the hedged cash flows. When the hedged cash flows increase, then the effective portion of the gains or losses arising from the change in the fair value of the swap are reclassified into earnings from other comprehensive income. The amounts reclassified are included in the same financial statement caption as the related interest expense, effectively fixing the debt interest at the fixed rate in the swap for the hedged portion of the interest cash flows. Any portion of the change in the fair value of a derivative instrument designated as a cash flow hedge that represents hedge ineffectiveness is recognized in current period pre-tax income. Hedge ineffectiveness is measured as the amount by which changes in the fair value of a derivative designated as a hedge exceed the change in the fair value of the related hedged cash flows. White Mountains formally evaluates and documents the relationship between derivatives used as hedges and the related hedged cash flows, including its risk-management objective and strategy for undertaking a hedging transaction. White Mountains formally assesses the effectiveness of the hedging transaction at both inception and on an ongoing basis. White Mountains also held certain foreign currency forward contracts which were held for risk management purposes, but not designated as hedges. These contracts were measured at fair value with the changes therein recognized through current period pre-tax income. See Note 7 — “Derivatives”.

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

Restricted Cash
Cash includes amounts on hand and demand deposits with banks and other financial institutions. Cash balances which are not immediately available for general corporate purposes, including fiduciary accounts, are classified as restricted. Restricted amounts included within cash are disclosed parenthetically on the balance sheet. Amounts presented in the statement of cash flows are shown net of balances acquired and sold in the purchase or sale of White Mountains’s consolidated subsidiaries. Changes in restricted cash balances are presented as a separate caption within the operations, investing and financing activities sections of the statement of cash flows.

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

On January 1, 2017, White Mountains adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (ASC 718) which simplifies certain aspects of the accounting for share-based compensation. The new guidance provides an accounting policy election to account for forfeitures by either applying an assumption, as required under existing guidance, or by recognizing forfeitures when they actually occur. At adoption, White Mountains did not change its accounting policy for forfeitures, which is to apply an assumed forfeiture rate. The new guidance has also changed the threshold for partial cash settlement to settle statutory withholding requirements for equity classified awards, increasing the threshold up to the maximum statutory tax rate. As a result of adoption, White Mountains reported $8.4 million and $9.2 million of statutory withholding tax payments made in connection with the settlement of restricted shares as financing cash flows for the nine months ended September 30, 2018 and 2017. Such payments were classified as operating cash flows prior to adoption. In addition, the new guidance changed the treatment for excess tax benefits that arise from the difference between the deduction for tax purposes and the compensation costs recognized for financial reporting. Under the new guidance, a reporting entity recognizes excess tax benefits or expense in current period earnings, regardless of whether it is in a taxes payable position.

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

Note 2. Significant Transactions

Acquisitions

NSM
On May 11, 2018, White Mountains closed its acquisition of 95% of NSM for cash consideration of $274.2 million. White Mountains recognized a purchase price adjustment of $2.1 million during the three months ended September 30, 2018 that was paid in October 2018. White Mountains recognized total assets acquired related to NSM of $495.2 million, including $383.0 million of goodwill and other intangible assets, total liabilities assumed of $204.6 million, including contingent consideration earnout liabilities related to NSM’s previous acquisitions of its U.K.-based operations, of $10.2 million, and non-controlling interest of $14.4 million reflecting acquisition date fair values. In connection with the acquisition, White Mountains incurred transaction costs of $6.3 million, which were expensed in the second quarter of 2018.
On May 18, 2018, NSM acquired 100% of Fresh Insurance Services Group Limited (“Fresh Insurance”), an insurance broker that specializes in non-standard personal lines products, motor trade, and van insurance in the United Kingdom, for cash consideration of $49.6 million. NSM recognized a purchase price adjustment of $0.7 million during the three months ended September 30, 2018. The purchase price is subject to additional adjustments based upon growth in EBITDA during two earnout periods, ending in February 2020 and February 2022. NSM recognized total assets acquired related to Fresh Insurance of $72.6 million, including $54.6 million of goodwill and other intangible assets, and total liabilities assumed of $22.3 million, reflecting acquisition date fair values. In connection with the acquisition, NSM recorded a contingent consideration earnout liability of $7.5 million.
The contingent consideration earnout liabilities related to these acquisitions are subject to adjustment based upon EBITDA, EBITDA projections, and present value factors for acquired entities. For both the three months ended September 30, 2018 and the period from May 11, 2018 through September 30, 2018, NSM recognized pre-tax expense of $2.6 million for the change in the fair value of its contingent consideration earnout liabilities for both Fresh Insurance and its other U.K.-based operations. Any future adjustments to contingent consideration earnout liabilities under the agreements will also be recognized through pre-tax income. As of September 30, 2018, NSM recorded contingent consideration earnout liabilities of $20.1 million.

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

Kudu
On February 5, 2018, White Mountains entered into an agreement to fund up to $127.5 million in Kudu Investment Management, LLC (“Kudu”), a capital provider to asset management and wealth management firms, including $125.0 million for new transactions. Kudu specializes in providing capital solutions to asset managers and registered investment advisers, including generational ownership transfers, management buyouts, acquisition and growth finance, as well as liquidity for legacy partners.
As of September 30, 2018, White Mountains has funded $12.3 million in Kudu. Kudu closed their first transaction in the third quarter of 2018 and announced two more in October, deploying $63.0 million of capital in total, $31.5 million of which is from White Mountains. White Mountains has determined that Kudu is a VIE, however White Mountains is not the primary beneficiary. White Mountains has elected to take the fair value option for its investment in Kudu.

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
On October 5, 2017, White Mountains acquired 131,579 newly-issued Class A common units of MediaAlpha for $12.5 million. As of September 30, 2018 and December 31, 2017 White Mountains’s ownership share in MediaAlpha was 62.2% and 64.4%.

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
Realized investment gains (losses) resulting from sales of investment securities are accounted for using the specific identification method. Premiums and discounts on all fixed maturity investments are amortized or accreted to income over the anticipated life of the investment. Short-term investments consist of interest-bearing money market funds and other securities, which at the time of purchase, mature or become available for use within one year.  Short-term investments are carried at amortized or accreted cost, which approximated fair value as of September 30, 2018 and December 31, 2017.
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
The following table presents pre-tax net investment income for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2018	2017	2018	2017
Investment income:
Fixed maturity investments	$7.5	$9.8	$27.3	$32.9
Short-term investments	1.8	.3	6.5	.6
Common equity securities	3.4	2.7	11.2	7.7
Other long-term investments	1.2	.1	1.7	.5
Total investment income	13.9	12.9	46.7	41.7
Third-party investment expenses	(.5)	(.7)	(1.8)	(2.0)
Net investment income, pre-tax	$13.4	$12.2	$44.9	$39.7

Net Realized and Unrealized Investment Gains (Losses)

The following table presents net realized and unrealized investment gains (losses) for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2018	2017	2018	2017
Net realized investment (losses) gains, pre-tax	$(10.2)	$6.8	$(13.9)	$20.8
Net unrealized investment gains, pre-tax	76.3	25.7	36.8	81.7
Net realized and unrealized investment gains, pre-tax	66.1	32.5	22.9	102.5
Income tax expense attributable to net realized and unrealized investment gains	(9.7)	(3.9)	(5.9)	(9.5)
Net realized and unrealized investment gains, after-tax	$56.4	$28.6	$17.0	$93.0

Net Realized Investment Gains (Losses)
The following tables present net realized investment gains (losses) for the three and nine months ended September 30, 2018 and 2017

	Three Months Ended			Three Months Ended
	September 30, 2018			September 30, 2017
Millions	Net realized losses	Net foreign exchange gains (losses)	Total net realized losses reflected in earnings	Net realized gains (losses)	Net foreign exchange gains (losses)	Total net realized gains (losses) reflected in earnings
Fixed maturity investments	$(5.1)	$—	$(5.1)	$.6	$1.2	$1.8
Short-term investments	—	—	—	(.1)	—	(.1)
Common equity securities	(1.5)	—	(1.5)	4.9	5.4	10.3
Other long-term investments	(3.6)	—	(3.6)	2.0	(7.2)	(5.2)
Net realized investment (losses) gains, pre-tax	(10.2)	—	(10.2)	7.4	(.6)	6.8
Income tax benefit (expense) attributable to net realized investment (losses) gains	2.3	—	2.3	(.6)	—	(.6)
Net realized investment (losses) gains, after-tax	$(7.9)	$—	$(7.9)	$6.8	$(.6)	$6.2

	Nine Months Ended			Nine Months Ended
	September 30, 2018			September 30, 2017
Millions	Net realized (losses) gains	Net foreign exchange gains (losses)	Total net realized (losses) gains reflected in earnings	Net realized (losses) gains	Net foreign exchange gains (losses)	Total net realized gains (losses) reflected in earnings
Fixed maturity investments	$(27.6)	$18.2	$(9.4)	$(.4)	$2.7	$2.3
Short-term investments	(.8)	—	(.8)	(.1)	—	(.1)
Common equity securities	10.5	—	10.5	18.5	6.0	24.5
Other long-term investments	(7.0)	(7.2)	(14.2)	3.0	(8.9)	(5.9)
Net realized investment (losses) gains, pre-tax	(24.9)	11.0	(13.9)	21.0	(.2)	20.8
Income tax benefit (expense) attributable to net realized investment (losses) gains	11.2	—	11.2	(3.6)	—	(3.6)
Net realized investment (losses) gains, after-tax	$(13.7)	$11.0	$(2.7)	$17.4	$(.2)	$17.2

Net Unrealized Investment Gains (Losses)
The following tables present net unrealized investment gains (losses) and changes in the carrying value of investments measured at fair value for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended			Three Months Ended
	September 30, 2018			September 30, 2017
Millions	Net unrealized gains (losses)	Net foreign exchange losses	Total net unrealized gains (losses) reflected in earnings	Net unrealized gains (losses)	Net foreign exchange gains (losses)	Total net unrealized gains (losses) reflected in earnings
Fixed maturity investments	$1.5	$—	$1.5	$2.0	$5.1	$7.1
Short-term investments	(.1)	—	(.1)	—	—	—
Common equity securities	54.9	—	54.9	26.6	(3.1)	23.5
Other long-term investments	20.1	(.1)	20.0	(2.5)	(2.4)	(4.9)
Net unrealized investment gains (losses), pre-tax	76.4	(.1)	76.3	26.1	(.4)	25.7
Income tax expense attributable to net unrealized investment gains (losses)	(12.0)	—	(12.0)	(3.3)	—	(3.3)
Net unrealized investment gains (losses), after-tax	$64.4	$(.1)	$64.3	$22.8	$(.4)	$22.4

	Nine Months Ended			Nine Months Ended
	September 30, 2018			September 30, 2017
Millions	Net unrealized (losses) gains	Net foreign exchange (losses) gains	Total net unrealized (losses) gains reflected in earnings	Net unrealized gains	Net foreign exchange gains (losses)	Total net unrealized gains (losses) reflected in earnings
Fixed maturity investments	$(15.7)	$(14.8)	$(30.5)	$19.4	$12.6	$32.0
Short-term investments	(.1)	—	(.1)	—	—	—
Common equity securities	43.7	—	43.7	53.5	—	53.5
Other long-term investments	20.5	3.2	23.7	9.2	(13.0)	(3.8)
Net unrealized investment gains (losses), pre-tax	48.4	(11.6)	36.8	82.1	(.4)	81.7
Income tax expense attributable to net unrealized investment gains (losses)	(17.1)	—	(17.1)	(5.9)	—	(5.9)
Net unrealized investment gains (losses), after-tax	$31.3	$(11.6)	$19.7	$76.2	$(.4)	$75.8

The following table presents total gains (losses) included in earnings attributable to net unrealized investment gains (losses) for Level 3 investments for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2018	2017	2018	2017
Other long-term investments	$4.0	$(.7)	$2.1	$(2.2)
Total net unrealized investment gains (losses) , pre-tax - Level 3 investments	$4.0	$(.7)	$2.1	$(2.2)

Investment Holdings

The following tables present the cost or amortized cost, gross unrealized investment gains (losses), net foreign currency gains and carrying values of White Mountains’s fixed maturity investments as of September 30, 2018 and December 31, 2017.

	September 30, 2018
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
U.S. Government and agency obligations	$127.0	$—	$(1.6)	$—	$125.4
Debt securities issued by corporations	509.4	.2	(9.6)	—	500.0
Mortgage and asset-backed securities	132.4	—	(3.9)	—	128.5
Municipal obligations	281.1	.4	(3.5)	—	278.0
Total fixed maturity investments	$1,049.9	$.6	$(18.6)	$—	$1,031.9

	December 31, 2017
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
U.S. Government and agency obligations	$297.8	$—	$(1.3)	$—	$296.5
Debt securities issued by corporations	867.6	2.9	(4.3)	14.7	880.9
Mortgage and asset-backed securities	697.2	1.6	(4.1)	—	694.7
Municipal obligations	252.0	3.7	(.8)	—	254.9
Foreign government, agency and provincial obligations	2.6	—	—	.1	2.7
Total fixed maturity investments	$2,117.2	$8.2	$(10.5)	$14.8	$2,129.7

The following tables present the cost or amortized cost, gross unrealized investment gains (losses), net foreign currency losses, and carrying values of White Mountains’s common equity securities and other long-term investments as of September 30, 2018 and December 31, 2017:

	September 30, 2018
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency losses	Carrying value
Common equity securities	$873.4	$171.1	$(1.0)	$—	$1,043.5
Other long-term investments	$303.8	$34.8	$(47.2)	$(1.7)	$289.7

	December 31, 2017
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency losses	Carrying value
Common equity securities	$739.7	$129.4	$(3.0)	$—	$866.1
Other long-term investments	$246.6	$6.8	$(39.7)	$(4.9)	$208.8

Other Long-Term Investments

The following table presents the carrying values of White Mountains’s other long-term investments as of September 30, 2018 and December 31, 2017:

	Carrying Value at
Millions	September 30, 2018	December 31, 2017
Hedge funds and private equity funds, at fair value	$151.6	$125.3
Private equity securities, at fair value (1)(2)	126.4	83.2
Foreign currency forward contracts	—	(3.7)
Other	11.7	4.0
Total other long-term investments	$289.7	$208.8
(1) See Fair Value Measurements by Level table.
(2) Includes White Mountains's non-controlling interests in common equity securities, limited liability companies and private convertible preferred securities.

Hedge Funds and Private Equity Funds
White Mountains invests in hedge funds and private equity funds, which are included in other long-term investments. The fair value of these investments is generally estimated using the NAV of the funds. As of September 30, 2018, White Mountains held investments in one hedge fund and thirteen private equity funds.  The largest investment in a single fund was $59.6 million as of September 30, 2018 and $54.9 million as of December 31, 2017.
The following table presents investments in hedge funds and private equity funds by investment objective and sector as of September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
Millions	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Hedge funds
Long/short banks and financials	$59.6	$—	$54.9	$—
Total hedge funds	59.6	—	54.9	—

Private equity funds
Manufacturing/Industrial	49.6	10.5	43.3	10.4
Aerospace/Defense/Government	25.5	34.9	15.8	12.9
Direct lending	10.6	19.9	7.1	23.1
Financial services	6.3	15.7	4.2	11.7
Real estate	—	50.0	—	—
Total private equity funds	92.0	131.0	70.4	58.1
Total hedge funds and private equity funds included in other long-term investments	$151.6	$131.0	$125.3	$58.1

Redemption of investments in most hedge funds is subject to restrictions including lock-up periods where no redemptions or withdrawals are allowed, restrictions on redemption frequency and advance notice periods for redemptions. Amounts requested for redemptions remain subject to market fluctuations until the redemption effective date, which generally falls at the end of the defined redemption period. As of September 30, 2018, White Mountains held one active hedge fund with a fair value of $59.6 million. The hedge fund is subject to a semi-annual restriction on redemptions and an advance notice period requirement of 45 days.
Investments in private equity funds are generally subject to a lock-up period during which investors may not request a redemption. Distributions prior to the expected termination date of the fund may be limited to dividends or proceeds arising from the liquidation of the fund’s underlying investments. In addition, certain private equity funds have the option to extend the lock-up period.
The following table presents investments in private equity funds that were subject to lock-up periods as of September 30, 2018:

Millions	1 – 3 years	3 – 5 years	5 – 10 years	>10 years	Total
Private equity funds — expected lock-up period remaining	$14.2	$5.0	$55.9	$16.9	$92.0

Investors in private equity funds are generally subject to indemnification obligations outside of the capital commitment period and prior to the winding up of the fund. As of September 30, 2018 and December 31, 2017, White Mountains is not aware of any indemnification claims relating to its investments in private equity funds.  Any future indemnification obligations would be disclosed separately as opposed to being included in the Unfunded Commitments balance.

Fair Value Measurements as of September 30, 2018
Fair value measurements are categorized into a hierarchy that distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). Quoted prices in active markets for identical assets or liabilities have the highest priority (“Level 1”), followed by observable inputs other than quoted prices, including prices for similar but not identical assets or liabilities (“Level 2”) and unobservable inputs, including the reporting entity’s estimates of the assumptions that market participants would use, having the lowest priority (“Level 3”). As of September 30, 2018 and December 31, 2017, White Mountains used quoted market prices or other observable inputs to determine fair value for approximately 89% and 94% of the investment portfolio.

Fair Value Measurements by Level
The following tables present White Mountains’s fair value measurements for investments as of September 30, 2018 and December 31, 2017 by level. The major security types were based on the legal form of the securities. White Mountains has disaggregated its fixed maturity investments based on the issuing entity type, which impacts credit quality, with debt securities issued by U.S. Government entities carrying minimal credit risk, while the credit and other risks associated with other issuers, such as corporations, foreign governments, municipalities or entities issuing mortgage and asset-backed securities vary depending on the nature of the issuing entity type. White Mountains further disaggregates debt securities issued by corporations and common equity securities by industry sector because investors often reference commonly used benchmarks and their subsectors to monitor risk and performance. Accordingly, White Mountains has further disaggregated these asset classes into subclasses based on the similar sectors and industry classifications it uses to evaluate investment risk and performance against commonly used benchmarks, such as the Bloomberg Barclays U.S. Intermediate Aggregate and S&P 500 indices.

	September 30, 2018
Millions	Fair Value	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. Government and agency obligations	$125.4	$125.4	$—	$—

Debt securities issued by corporations:
Financials	145.9	—	145.9	—
Consumer	84.2	—	84.2	—
Technology	60.4	—	60.4	—
Energy	54.6	—	54.6	—
Healthcare	53.9	—	53.9	—
Industrial	39.5	—	39.5	—
Communications	22.4	—	22.4	—
Materials	22.2	—	22.2	—
Utilities	16.9	—	16.9	—
Total debt securities issued by corporations	500.0	—	500.0	—

Mortgage and asset-backed securities	128.5	—	128.5	—
Municipal obligations	278.0	—	278.0	—
Total fixed maturity investments	1,031.9	125.4	906.5	—

Short-term investments(1)	313.7	300.7	13.0	—

Common equity securities:
Exchange traded funds (2)	742.9	675.3	67.6	—
Technology	16.8	16.8	—	—
Financials	16.7	16.7	—	—
Healthcare	16.4	16.4	—	—
Industrial	15.6	15.6	—	—
Communications	14.8	14.8	—	—
Consumer	9.8	9.8	—	—
Energy	6.6	6.6	—	—
Other (3)	203.9	—	203.9	—
Total common equity securities	1,043.5	772.0	271.5	—

Other long-term investments (4)	138.1	—	—	138.1
Total investments	$2,527.2	$1,198.1	$1,191.0	$138.1
(1) Short-term investments are measured at amortized cost, which approximates fair value.
(2) ETFs traded on foreign exchanges are priced using the fund's published NAV to account for the difference in market close times and are therefore designated a level 2 measurement.
(3) Consists of two investments in unit trusts that primarily invest in international equities.
(4) Excludes carrying value of $151.6 associated with hedge funds and private equity funds for which fair value is measured at NAV using the practical expedient.

	December 31, 2017
Millions	Fair Value	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. Government and agency obligations	$296.5	$296.5	$—	$—

Debt securities issued by corporations:
Consumer	185.1	—	185.1	—
Communications	127.8	—	127.8	—
Financials	114.8	—	114.8	—
Utilities	108.9	—	108.9	—
Materials	95.5	—	95.5	—
Healthcare	94.3	—	94.3	—
Technology	80.5	—	80.5	—
Energy	48.1	—	48.1	—
Industrial	25.9	—	25.9	—
Total debt securities issued by corporations	880.9	—	880.9	—

Mortgage and asset-backed securities	694.7	—	694.7	—
Municipal obligations	254.9	—	254.9	—
Foreign government, agency and provincial obligations	2.7	—	2.7	—
Total fixed maturity investments	2,129.7	296.5	1,833.2	—

Short-term investments (1)	176.1	151.0	25.1	—

Common equity securities:
Exchange traded funds (2)	569.7	508.1	61.6	—
Healthcare	17.1	17.1	—	—
Financials	16.3	16.3	—	—
Technology	15.1	15.1	—	—
Industrial	11.9	11.9	—	—
Communications	10.9	10.9	—	—
Consumer	10.7	10.7	—	—
Energy	3.8	3.8	—	—
Other (3)	210.6	—	210.6	—
Total common equity securities	866.1	593.9	272.2	—

Other long-term investments (4)	87.2	—	—	87.2
Total investments	$3,259.1	$1,041.4	$2,130.5	$87.2
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

Debt Securities Issued by Corporations

The following table presents the ratings of debt securities issued by corporations held in White Mountains’s investment portfolio as of September 30, 2018 and December 31, 2017:

	Fair Value at
Millions	September 30, 2018	December 31, 2017
AAA	$8.1	$1.6
AA	83.6	42.6
A	273.3	192.5
BBB	135.0	465.2
BB	—	161.7
B	—	17.3
Debt securities issued by corporations (1)	$500.0	$880.9
(1) Credit ratings are assigned based on the following hierarchy: (1) Standard & Poor’s Financial Services LLC (“S&P”) and (2) Moody's Investor Service, Inc. (“Moody’s”).

Mortgage and Asset-backed Securities

The following table presents the fair value of White Mountains’s mortgage and asset-backed securities as of September 30, 2018 and December 31, 2017:

	September 30, 2018			December 31, 2017
Millions	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
Mortgage-backed securities:
Agency:
GNMA	$24.5	$24.5	$—	$46.3	$46.3	$—
FNMA	53.6	53.6	—	84.5	84.5	—
FHLMC	39.0	39.0	—	62.0	62.0	—
Total agency (1)	117.1	117.1	—	192.8	192.8	—
Non-agency:
Commercial	—	—	—	70.5	70.5	—
Total non-agency	—	—	—	70.5	70.5	—

Total mortgage-backed securities	117.1	117.1	—	263.3	263.3	—
Other asset-backed securities:
Credit card receivables	8.9	8.9	—	206.0	206.0	—
Vehicle receivables	2.5	2.5	—	142.4	142.4	—
Other	—	—	—	83.0	83.0	—
Total other asset-backed securities	11.4	11.4	—	431.4	431.4	—
Total mortgage and asset-backed securities	$128.5	$128.5	$—	$694.7	$694.7	$—
(1)  Represents publicly traded mortgage-backed securities which carry the full faith and credit guaranty of the U.S. Government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

White Mountains considers sub-prime mortgage-backed securities as those that have underlying loan pools that exhibit weak credit characteristics, or those that are issued from dedicated sub-prime shelves or dedicated second-lien shelf registrations (i.e., White Mountains considers investments backed primarily by second-liens to be sub-prime risks regardless of credit scores or other metrics). As of September 30, 2018, White Mountains did not hold any mortgage-backed securities categorized as sub-prime.
White Mountains considers mortgage-backed securities as “non-prime” (also called “Alt A” or “A-”) if they are backed by collateral that has overall credit quality between prime and sub-prime based on White Mountains’s review of the characteristics of their underlying mortgage loan pools, such as credit scores and financial ratios. As of September 30, 2018, White Mountains did not hold any mortgage-backed securities classified as non-prime.

Rollforward of Fair Value Measurements by Level

 White Mountains uses quoted market prices where available as the inputs to estimate fair value for its investments in active markets. Such measurements are considered to be either Level 1 or Level 2 measurements, depending on whether the quoted market price inputs are for identical securities (Level 1) or similar securities (Level 2). Level 3 measurements for fixed maturity investments, common equity securities and other long-term investments as of September 30, 2018 and 2017 consist of securities for which the estimated fair value has not been determined based upon quoted market price inputs for identical or similar securities.
The following tables present the changes in White Mountains’s fair value measurements by level for the nine months ended September 30, 2018 and 2017:

			Level 3 Investments
Millions	Level 1 investments	Level 2 investments	Fixed maturity investments	Other long-term investments	Hedge Funds and Private Equity Funds measured at NAV(3)	Total
Balance at December 31, 2017	$890.4	$2,105.4	$—	$87.2	$125.3	$3,208.3	(1)(2)
Net realized and unrealized gains (losses)	51.9	(33.6)	—	(4.2)	17.2	31.3	(4)
Amortization/Accretion	.1	(2.3)	—	—	—	(2.2)
Purchases	412.6	673.5	—	55.1	10.7	1,151.9
Sales	(457.6)	(1,565.0)	—	—	(1.6)	(2,024.2)
Transfers in	—	—	—	—	—	—
Transfers out	—	—	—	—	—	—
Balance at September 30, 2018	$897.4	$1,178.0	$—	$138.1	$151.6	$2,365.1	(2)
(1)  Excludes carrying value of $(3.7) as of December 31, 2017 associated with foreign currency forward contracts.
(2)  Excludes carrying value of $176.1 and $313.7 at December 31, 2017 and September 30, 2018 classified as short-term investments.
(3) Investments for which fair value is measured at NAV using the practical expedient are no longer classified within the fair value hierarchy. See Note 1 — “Basis of Presentation and Significant Accounting Policies”.
(4) Excludes realized and unrealized losses associated with foreign currency forward contracts, foreign currency on cash and open trades and short-term investments of $3.5, $4.2 and $0.7 for the nine months ended September 30, 2018.

			Level 3 Investments
Millions	Level 1 investments	Level 2 investments	Fixed maturity investments	Other long-term investments	Hedge Funds and Private Equity Funds measured at NAV(3)	Total
Balance at December 31, 2016	$279.5	$2,093.8	$—	$91.4	$82.6	$2,547.3	(1)(2)(4)
Net realized and unrealized gains (losses)	52.4	59.8	—	(2.2)	15.6	125.6	(5)
Amortization/Accretion	—	(6.6)	—	—	—	(6.6)
Purchases	940.7	1,038.5	31.2	2.9	64.9	2,078.2
Sales	(539.0)	(1,668.2)	(12.5)	(2.0)	(8.2)	(2,229.9)
Deconsolidation of SSIE	—	(5.2)	—	—	—	(5.2)
Transfers in	—	13.1	—	—	—	13.1
Transfers out	—	—	(13.1)	—	—	(13.1)
Balance at September 30, 2017	$733.6	$1,525.2	$5.6	$90.1	$154.9	$2,509.4	(1)(2)
(1) Excludes carrying value of $175.0 and $786.5 at December 31, 2016 and September 30, 2017 classified as short-term investments, of which $0.1 is classified as held for sale at December 31, 2016.
(2)  Excludes carrying value of $(1.2) and $(15.4) as of December 31, 2016 and September 30, 2017 associated with foreign currency forward contracts.
(3) Investments for which fair value is measured at NAV using the practical expedient are no longer classified within the fair value hierarchy. See Note 1 — “Basis of Presentation and Significant Accounting Policies”.
(4)  Includes carrying value of $6.6 of fixed maturity investments at December 31, 2016 that is classified as assets held for sale related to SSIE.
(5) Excludes realized and unrealized losses associated with foreign currency forward contracts of $23.1 for the nine months ended September 30, 2017.

Fair Value Measurements — Transfers Between Levels - Nine-months ended September 30, 2018 and 2017
Transfers between levels are recorded using the fair value measurement as of the end of the quarterly period in which the event or change in circumstance giving rise to the transfer occurred.
During the first nine months of 2018, there were no fixed maturity investments or other long-term investments classified as Level 3 measurements in the prior period that were transferred to Level 2 measurements.
During the first nine months of 2017, two fixed maturity investment classified as a Level 3 measurement in the prior period was transferred to Level 2 measurement because quoted market prices for similar securities that were considered reliable and could be validated against an alternative source were available as of September 30, 2017. These measurements comprise “Transfers out” of Level 3 and “Transfers in” to Level 2 of $13.1 million for the period ended September 30, 2017.

Significant Unobservable Inputs

The following tables present significant unobservable inputs used in estimating the fair value of other long-term investments, other than hedge funds and private equity funds, classified within Level 3 as of September 30, 2018 and December 31, 2017. The fair value of investments in hedge funds and private equity funds are generally estimated using the NAV of the funds.

$ in millions, except share price	September 30, 2018
Description	Valuation Technique(s)	Fair Value (1)	Unobservable Input
Private equity security	Share price of most recent transaction	$28.3	Share price	-	$56.60
Private equity security	Discounted cash flow	$21.0	Discount rate	-	25.0%
Private equity security	Discounted cash flow	$22.1	Discount rate	-	35.0%
Private convertible preferred security	Discounted cash flow	$14.5	Discount rate	-	30.0%
Private equity security	Recent transaction	$15.8	Share price	-	€338.85
Private preferred security	Multiple of EBITDA	$3.5	EBITDA multiple	-	6.00
Private debt instrument	Discounted cash flow	$10.5	Discount rate	-	9.62%
(1) Includes the net unrealized investment gains (losses) associated with foreign currency; foreign currency effects based on observable inputs.

$ in millions, except share price	December 31, 2017
Description	Valuation Technique(s)	Fair Value (1)	Unobservable Input
Private equity security	Discounted cash flow	$21.0	Discount rate	-	25.0%
Private equity security	Discounted cash flow	$22.1	Discount rate	-	35.0%
Private convertible preferred security	Discounted cash flow	$14.5	Discount rate	-	30.0%
Private equity security	Discounted cash flow/ Option pricing method	$11.3	Discount rate	-	21.0%
			Time until expiration	-	4 years
		Volatility/Standard deviation		-	50.0%
		Risk free rate		-	1.77%
Private preferred security	Multiple of EBITDA	$0.6	EBITDA multiple	-	6.00
Private equity security	Share price of most recent transaction	$3.6	Share price	-	$2.52
(1) Includes the net unrealized investment gains (losses) associated with foreign currency; foreign currency effects based on observable inputs.

Note 4. Goodwill and Other Intangible Assets

White Mountains has recognized goodwill and other intangible assets at the acquisition date fair values in connection with its purchases of subsidiaries.
On May 11, 2018, White Mountains completed its acquisition of NSM, recognizing $383.0 million of goodwill and other intangible assets, reflecting acquisition date fair values. On May 18, 2018, NSM completed its acquisition of Fresh Insurance, recognizing $54.6 million of goodwill and other intangible assets, reflecting acquisition date fair values. The following tables presents the change in goodwill and other intangible assets:

	Three Months Ended September 30,
	2018				2017
Millions	Goodwill	Other intangible assets	Unallocated acquisition date fair value of intangible assets	Total Goodwill and other intangible assets	Goodwill	Other intangible assets	Total Goodwill and other intangible assets
Beginning balance	$25.9	$30.7	436.2	$492.8	$25.9	$14.4	$40.3
Attribution of acquisition date fair value estimates between goodwill and other intangible assets	295.3	140.9	(436.2)	—	—	—	—
Foreign currency translation	(1.2)	(.4)	—	(1.6)	—	—	—
Adjustments to reflect acquisition date fair value	1.4	—	—	1.4	—	—	—
Amortization (1)	—	(7.4)	—	(7.4)	—	(2.5)	(2.5)
Ending balance	$321.4	$163.8	—	$485.2	$25.9	$11.9	$37.8
(1) Includes the NSM intangible assets amortization of $1.8 related to the period from May 11, 2018 through June 30, 2018 and $3.2 for the three months ended September 30, 2018.

	Nine Months Ended September 30,
	2018			2017
Millions	Goodwill	Other intangible assets	Total Goodwill and other intangible assets	Goodwill	Other intangible assets		Total Goodwill and other intangible assets
Beginning balance	$25.9	$36.2	$62.1	$25.9	$19.3		$45.2
Attribution of acquisition date fair value estimates between goodwill and other intangible assets	295.3	140.9	436.2	—	—		—
Foreign currency translation	(1.2)	(.4)	(1.6)	—	—	—	—
Adjustments to reflect acquisition date fair value	1.4	—	1.4	—	—	—	—
Amortization	—	(12.9)	(12.9)	—	(7.4)		(7.4)
Ending balance	$321.4	$163.8	$485.2	$25.9	$11.9		$37.8

The following table presents the acquisition date values, accumulated amortization and net carrying values for other intangible assets and goodwill, by company as of September 30, 2018 and December 31, 2017:

$ in millions	September 30, 2018			December 31, 2017
	Acquisition date fair value	Accumulated amortization	Net carrying value	Acquisition date fair value	Accumulated amortization	Net carrying value
Goodwill:
NSM (1)	$295.5	$—	$295.5	$—	$—	$—
MediaAlpha	18.3	—	18.3	18.3	—	18.3
Buzzmove	7.6	—	7.6	7.6	—	7.6
Total goodwill	321.4	—	321.4	25.9	—	25.9

Other intangible assets:
NSM (1)
Customer relationships	85.5	3.6	81.9	—	—	—
Trade names	51.2	1.1	50.1	—	—	—
Information technology	3.8	.3	3.5	—	—	—
Subtotal	140.5	5.0	135.5	—	—	—

MediaAlpha
Customer relationships	26.8	4.3	22.5	26.8	2.4	24.4
Information technology	33.3	29.2	4.1	33.3	24.3	9.0
Other	9.8	8.8	1.0	9.8	7.8	2.0
Subtotal	69.9	42.3	27.6	69.9	34.5	35.4

Buzzmove
Trade names	.6	.1	.5	.6	.1	.5
Information technology	.5	.3	.2	.5	.2	.3
Subtotal	1.1	.4	.7	1.1	.3	.8

Total other intangible assets	211.5	47.7	163.8	71.0	34.8	36.2

Total goodwill and other intangible assets	$532.9	$47.7	485.2	$96.9	$34.8	62.1

Goodwill and other intangible assets attributed to non-controlling interests			(40.6)			(21.1)

Goodwill and other intangible assets included in White Mountains’s common shareholders’ equity			$444.6			$41.0
(1) Includes the effect of foreign currency translation from the date of acquisition of $1.2 for goodwill and $0.4 for other intangible assets.

Note 5.  Debt

The following table presents White Mountains’s debt outstanding as of September 30, 2018 and December 31, 2017:

Millions	September 30, 2018	Effective Rate (1)	December 31, 2017	Effective Rate (1)
WTM Bank Facility	$—	N/A	$—	N/A
NSM Bank Facility	150.6	7.5%	—
Unamortized issuance cost	(3.3)		—
NSM Bank Facility, carrying value	147.3		—
Other NSM debt	2.0		—
MediaAlpha Bank Facility	15.1	6.8%	23.9	5.6%
Unamortized issuance cost	(.1)		(.1)
MediaAlpha Bank Facility, carrying value	15.0		23.8
Total debt	$164.3		$23.8
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

NSM Bank Facility

On May 11, 2018, NSM entered into a secured credit facility (the “NSM Bank Facility”) with Ares Capital Corporation in order to refinance NSM’s debt and to fund the acquisition of Fresh Insurance. The NSM Bank Facility is comprised of a term loan of $100.0 million, a delayed-draw term loan of $51.0 million to fund the Fresh Insurance acquisition and a revolving credit loan commitment of $10.0 million, under which NSM initially borrowed $2.0 million. The term loans under the NSM Bank Facility mature on May 11, 2024, and the revolving loan under the NSM Bank Facility matures on May 11, 2023. During the three months ended September 30, 2018 and the period from May 11, 2018 through September 30, 2018, NSM repaid $0.4 million on the term loans. During the period from May 11, 2018 through September 30, 2018, NSM repaid $2.0 million on the revolving credit loan. As of September 30, 2018, $150.6 million of term loans were outstanding and no revolving credit loans were outstanding under the NSM Bank Facility.
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
On June 15, 2018, NSM entered into an interest rate swap agreement to hedge its exposure to interest rate risk on its variable rate term loans. Under the terms of the swap agreement, NSM pays a fixed rate of 2.97% and receives a variable rate, which is reset monthly, based on based on then-current LIBOR. The variable rate received by NSM under the swap agreement was 2.07%. As of September 30, 2018, NSM’s blended interest rate on the outstanding term loan principal amount of $150.6 million was 6.69%, and 7.47% after consideration of the interest rate swap. See Note 7 — “Derivatives — NSM Interest Rate Swap”.
The NSM Bank Facility is secured by all property of the loan parties and contains various affirmative, negative and financial covenants that White Mountains considers to be customary for such borrowings, including a maximum consolidated total leverage ratio covenant.

MediaAlpha Bank Facility

On May 12, 2017, MediaAlpha entered into a secured credit facility (the “MediaAlpha Bank Facility”) with Western Alliance Bank, which had a total commitment of $20.0 million and a maturity date of May 12, 2020.  On October 5, 2017, MediaAlpha refinanced the MediaAlpha Bank Facility in order to fund the acquisition of certain assets associated with the Health, Life and Medicare insurance business of Healthplans.com. The total commitment of the MediaAlpha Bank Facility was increased to $28.4 million and has a maturity date of October 6, 2020. The MediaAlpha Bank Facility consists of a $18.4 million term loan facility, which has an outstanding balance of $15.1 million as of September 30, 2018, and a revolving credit loan facility for $10.0 million, which was undrawn as of September 30, 2018.
The MediaAlpha Bank Facility carries a variable interest rate that is based on the Prime Rate, as published by the Wall Street Journal, plus a spread of 1.50% on the term loan facility and 0.25% on the revolving credit loan facility as of September 30, 2018.
During the three and nine months ended September 30, 2018, MediaAlpha repaid $0.8 million and $2.8 million on the term loan and $4.0 million and $6.0 million on the revolving credit loan under the MediaAlpha Bank Facility.
The MediaAlpha Bank Facility is secured by intellectual property and the common stock of MediaAlpha’s subsidiaries, and contains various affirmative, negative and financial covenants that White Mountains considers to be customary for such borrowings, including a fixed charge coverage ratio and an asset coverage ratio covenant.

Other

On December 12, 2016, in connection with the acquisition of a wholly-owned subsidiary, NSM assumed a secured term loan facility with Ageas Insurance Limited, which has a maturity date of May 11, 2024. As of September 30, 2018, the secured term loan facility has an outstanding balance of $2.3 million. The acquisition date fair value of the debt was $2.0 million.

Compliance

At September 30, 2018, White Mountains was in compliance with the covenants under all of its debt instruments.

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
White Mountains’s income tax benefit related to pre-tax income from continuing operations for the three months ended September 30, 2018 and pre-tax loss from continuing operations for the nine months ended September 30, 2018 represented an effective tax rate of (8.1)% and 1.2%. The effective tax rate was different from the current U.S. statutory rate of 21%, primarily due to a full valuation allowance on most of the net deferred tax assets at U.S. operations, withholding taxes and a tax benefit recorded at BAM.  For BAM, member surplus contributions (“MSC”) and the related taxes thereon are recorded directly to non-controlling interest equity, while the valuation allowance on such taxes is recorded through the income statement. For the three and nine months ended September 30, 2018, BAM recorded a tax benefit of $1.8 million and $4.0 million associated with the valuation allowance on taxes related to MSC that is included in the effective tax rate.
White Mountains’s income tax benefit related to pre-tax income from continuing operations for the three and nine months ended September 30, 2017 represented an effective tax rate of (47.6)% and (203.9)%. The effective tax rate was different from the 2017 U.S. statutory rate of 35%, primarily due to a full valuation allowance on all net deferred tax assets at U.S. operations, pre-tax income from continuing operations being near break-even and a tax benefit recorded at BAM. For BAM, MSC and the related taxes thereon are recorded directly to non-controlling interest equity, while the valuation allowance on such taxes is recorded through the income statement. For the three and nine months ended September 30, 2017, BAM recorded a tax benefit of $2.1 million and $6.9 million associated with the valuation allowance on taxes related to MSC that is included in the effective tax rate.
In arriving at the effective tax rate for the three and nine months ended September 30, 2018 and 2017, White Mountains forecasted all income and expense items including the change in unrealized investment gains (losses) and realized investment gains (losses) for the years ending December 31, 2018 and 2017.

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
On June 15, 2018, NSM entered into an interest rate swap agreement to hedge its exposure to interest rate risk on its variable rate term loans. Under the terms of the swap agreement, NSM pays a fixed rate of 2.97% and receives a variable rate, which is reset monthly, based on then-current LIBOR. The variable rate received by NSM under the swap agreement was 2.07% at September 30, 2018. Over the term of the swap, the notional amount decreases in accordance with the principal repayments NSM expects to make on its term loans. As of September 30, 2018, NSM’s blended interest rate on the outstanding term loan principal amount of $150.6 million was 6.69%, and 7.47% after consideration of the interest rate swap. NSM’s obligations under the swap are secured by the same collateral securing the NSM Bank Facility on a pari passu basis. NSM does not currently hold any collateral deposits from or provide any collateral deposits to the swap counterparty.
NSM evaluated the effectiveness of the swap to hedge its interest rate risk associated with its variable rate debt and concluded at the swap inception date that the swap was highly effective in hedging that risk. NSM will evaluate the effectiveness of the hedging relationship on an ongoing basis.
For the three months ended September 30, 2018 and the period from May 11, 2018 through September 30, 2018, NSM recognized net interest expense of $0.3 million and $0.4 million for the periodic net settlement payments on the swap. As of September 30, 2018, the estimated fair value of the swap and the accrual of the periodic net settlement payments recorded in other liabilities was $0.1 million. There was no ineffectiveness in the hedge for the three months ended September 30, 2018 and the period from May 11, 2018 through September 30, 2018. Accordingly, the full amount of the change in the fair value of the swap of $1.0 million and $(0.1) million for the three months ended September 30, 2018 and the period from May 11, 2018 through September 30, 2018 are included within accumulated other comprehensive income (loss).

Foreign Currency Forward Contracts

White Mountains’s investment portfolio includes investments denominated in Japanese Yen, Euros, GBP and other foreign currencies. White Mountains previously entered into foreign currency forward contracts to manage its foreign currency exposure related to these investments. In conjunction with the liquidation of the GBP investment grade corporate bond mandate in the first quarter of 2018, White Mountains closed the associated foreign currency forward contract.
White Mountains no longer has any open foreign currency forward contracts. As of December 31, 2017, White Mountains held $206.3 million total gross notional value of a foreign currency forward contract with a carrying value of $(3.7) million.
The derivative (losses) gains recognized in net realized and unrealized investment gains (losses) for the nine months ended September 30, 2018 were $(3.5) million. The derivative (losses) gains recognized in net realized and unrealized investment gains (losses) for the three and nine months ended September 30, 2017 were $(10.0) million and $(23.1) million.

Note 8. Municipal Bond Guarantee Insurance

In 2012, HG Global was capitalized with $594.5 million from White Mountains and $14.5 million from non-controlling interests to fund BAM, a newly formed mutual municipal bond insurer. As of September 30, 2018, White Mountains owned 96.9% of HG Global’s preferred equity and 88.4% of its common equity. HG Global, together with its subsidiaries, provided the initial capitalization of BAM through the purchase of $503.0 million of BAM Surplus Notes. At inception, BAM and HG Re also entered into a first loss reinsurance treaty (“FLRT”). HG Re provides first loss reinsurance protection up to 15% of par outstanding on each municipal bond insured by BAM. In return, BAM cedes 60% of the risk premium charged for insuring the municipal bond, net of a ceding commission. During 2017, HG Global and BAM made certain changes to the ceding commission arrangements under the FLRT. These changes serve to accelerate growth in BAM's statutory capital but do not impact the net risk premium ceded from BAM to HG Re. HG Re’s obligations to BAM are collateralized in trusts, and there is an aggregate loss limit that is equal to the total assets in the collateral trusts at any point in time.
The interest rate on the BAM Surplus Notes for the five years ending December 31, 2018 is a variable rate equal to the one-year U.S. treasury rate plus 300 basis points, set annually, which is 4.60% for 2018 and was 3.78% for 2017. Prior to the end of 2018, BAM has the option to extend the variable rate period for an additional three years.  At the end of the variable rate period, the interest rate will be fixed at the higher of the then current variable rate or 8.0%. No payment of interest or principal on the BAM Surplus Notes may be made without the approval of the New York State Department of Financial Services (“NYDFS”). BAM has stated its intention to seek regulatory approval to pay interest and principal on its surplus notes only to the extent that its remaining qualified statutory capital and other capital resources continue to support its outstanding obligations, business plan and its AA stable rating from S&P. BAM repaid $4.0 million of the BAM Surplus Notes and $1.0 million of the related accrued interest in 2017. There were no repayments for the three and nine months ended September 30, 2018.
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
As of September 30, 2018 and December 31, 2017, the collateral trusts held assets of $741.7 million and $715.1 million, which both included $499.0 million of BAM Surplus Notes. As of September 30, 2018 and December 31, 2017, HG Global has accrued $143.2 million and $126.0 million of interest receivable on the BAM Surplus Notes.
The following table presents a schedule of BAM’s insured obligations:

	September 30, 2018	December 31, 2017
Contracts outstanding	7,184	6,371
Remaining weighted average contract period outstanding (in years)	10.8	10.9
Contractual debt service outstanding (in millions):
Principal	$47,259.1	$42,090.6
Interest	23,707.4	21,057.1
Total debt service outstanding	$70,966.5	$63,147.7

Gross unearned insurance premiums	$156.2	$136.8

The following table presents a schedule of BAM’s future premium revenues as of September 30, 2018:

Millions	September 30, 2018
October 1, 2018 - December 31, 2018	$3.3

January 1, 2019 - March 31, 2019	3.3
April 1, 2019 - June 30, 2019	3.3
July 1, 2019 - September 30, 2019	3.3
October 1, 2019 - December 31, 2019	3.2
Total 2019	13.1

2020	12.6
2021	12.1
2022	11.5
2023 and thereafter	103.6
Total gross unearned insurance premiums	$156.2

The following table presents a schedule of net written premiums included in White Mountains’s HG Global/BAM segment for the three months years ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2018	2017	2018	2017
Gross written premiums	$3.9	$10.9	$28.9	$42.0
Assumed (ceded) written premiums	—	—	—	—
Net written premiums	$3.9	$10.9	$28.9	$42.0

In April 2018, BAM entered into a collateralized financial guarantee excess of loss reinsurance agreement with Fidus Re, a special purpose insurer. The agreement has a term of twelve years, but is callable by BAM after five years, and covers all polices written prior to December 31, 2017, excluding non-investment grade bonds and surety policies. Under the agreement, BAM retains the first $165.0 million of aggregate losses, before giving effect to HG’s reinsurance coverage, on the ceded business. Losses above BAM's $165.0 million retention will be split pro rata between BAM and Fidus Re, with BAM retaining 10% and Fidus Re assuming the remaining 90% of the losses under the agreement. The losses covered under the agreement may not exceed the principal and interest amount of the underlying bond guarantee during the risk period. The aggregate loss limit under the agreement is $276.1 million. Because the agreement does not meet the risk transfer requirements necessary to be accounted for as reinsurance, the agreement is accounted for using deposit accounting and any related financing expenses are recorded in general and administrative expenses.

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
The following table presents the Company’s computation of earnings per share from continuing operations for the three months ended September 30, 2018 and 2017. See Note 16 — “Held for Sale and Discontinued Operations”.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Basic and diluted earnings per share numerators (in millions):
Net income (loss) attributable to White Mountains’s common shareholders	$40.8	$562.1	$(3.7)	$604.7
Less: total income from discontinued operations, net of tax	(17.3)	539.1	(17.2)	573.2
Net income from continuing operations attributable to White Mountains’s common shareholders	$58.1	$23.0	$13.5	$31.5
Allocation of earnings to participating restricted common shares(1)	(.8)	(.3)	(.2)	(.4)
Basic and diluted earnings per share numerators	$57.3	$22.7	$13.3	$31.1
Basic earnings per share denominators (in thousands):
Total average common shares outstanding during the period	3,180.4	4,297.2	3,450.8	4,477.0
Average unvested restricted common shares(2)	(41.5)	(53.7)	(39.7)	(54.5)
Basic earnings per share denominator	3,138.9	4,243.5	3,411.1	4,422.5
Diluted earnings per share denominator (in thousands):
Total average common shares outstanding during the period	3,180.4	4,297.2	3,450.8	4,477.0
Average unvested restricted common shares(2)	(41.5)	(53.7)	(39.7)	(54.5)
Diluted earnings per share denominator	3,138.9	4,243.5	3,411.1	4,422.5
Basic and diluted earnings per share (in dollars) - continuing operations:
Distributed earnings - dividends declared and paid	$—	$—	$1.00	$1.00
Undistributed earnings (losses)	18.27	5.36	2.90	6.03
Basic and diluted earnings per share	$18.27	$5.36	$3.90	$7.03
(1) Restricted shares issued by White Mountains receive dividends, and therefore, are considered participating securities.
(2) Restricted shares outstanding vest either in equal annual installments or upon a stated date. See Note 10 — “Employee Share-Based Incentive Compensation Plans”

The following table presents the undistributed net earnings (losses) from continuing operations for the three months ended September 30, 2018 and 2017. See Note 16 — “Held for Sale and Discontinued Operations”.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2018	2017	2018	2017
Undistributed net income (losses) - continuing operations:
Net income attributable to White Mountains’s common shareholders, net of restricted common share amounts	$57.3	$22.7	$13.3	$31.1
Dividends declared net of restricted common share amounts (1)	—	—	(3.7)	(4.5)
Total undistributed net losses, net of restricted common share amounts	$57.3	$22.7	$9.6	$26.6
(1) Restricted shares issued by White Mountains receive dividends, and therefore, are considered participating securities.

Note 10. Employee Share-Based Incentive Compensation Plans

White Mountains’s Long-Term Incentive Plan (the “WTM Incentive Plan”) provides for grants of various types of share-based and non share-based incentive awards to key employees of White Mountains. As of September 30, 2018, White Mountains’s share-based compensation incentive awards consist of performance shares and restricted shares.

Performance Shares

Performance shares are conditional grants of a specified maximum number of common shares or an equivalent amount of cash. Awards generally vest at the end of a three-year period, are subject to the attainment of pre-specified performance goals, and are valued based on the market value of common shares at the time awards are approved for payment.
The following table presents the performance share activity for the three and nine months ended September 30, 2018 and 2017 for performance shares granted under the WTM Incentive Plan:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	40,616	$27.2	50,575	$31.2	50,515	$45.8	80,353	$42.4
Shares paid (1)	—	—	—	—	(23,186)	(28.4)	(30,838)	(21.6)
New grants	—	—	—	—	14,105	—	17,510	—
Forfeitures and cancellations(2)	—	(.1)	(256)	(.4)	(818)	.1	(16,706)	(9.4)
Expense recognized	—	7.8	—	7.0	—	17.4	—	26.4
End of period(3)	40,616	$34.9	50,319	$37.8	40,616	$34.9	50,319	$37.8
(1) WTM performance share payments in 2018 for the 2015-2017 performance cycle, which were paid in March 2018, ranged from 145% to 147% of target.  WTM performance share payments in 2017 for the 2014-2016 performance cycle, which were paid in March 2017, ranged from 34% to 76% of target.
(2) Amounts include changes in assumed forfeitures, as required under GAAP.
(3) Outstanding performance share awards as of September 30, 2017 excludes 2,195 performance share awards granted to employees of Sirius Group.

For performance shares earned in the 2015-2017 and 2014-2016 performance cycles, all performance shares earned were settled in cash. If all the outstanding WTM performance shares had vested on September 30, 2018, the total additional compensation cost to be recognized would have been $20.4 million, based on accrual factors (common share price and payout assumptions) at September 30, 2018.
The following table presents performance shares outstanding and accrued expense for performance shares awarded under the WTM Incentive Plan at September 30, 2018 for each performance cycle:

Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense
Performance cycle:
2016 – 2018	13,715	$18.9
2017 – 2019	14,070	13.3
2018 – 2020	13,450	3.2
Sub-total	41,235	35.4
Assumed forfeitures	(619)	(.5)
September 30, 2018	40,616	$34.9

Restricted Shares

The following table presents the unrecognized compensation cost associated with the outstanding restricted share awards for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
Millions, except share amounts	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value
Non-vested,
Beginning of period	41,510	$19.0	53,815	$23.5	53,755	$14.3	70,620	$19.7
Issued	—	—	—	—	14,105	11.4	17,785	16.7
Vested	—	—	(260)	—	(25,381)	—	(28,846)	—
Forfeited	—	—	—	—	(969)	(.2)	(6,004)	(3.5)
Expense recognized	—	(3.2)	—	(3.8)	—	(9.7)	—	(13.2)
End of period (1)	41,510	$15.8	53,555	$19.7	41,510	$15.8	53,555	$19.7
(1) Restricted share awards outstanding as of September 30, 2017 includes 2,195 restricted shares issued to employees of Sirius Group, which was accounted for as discontinued operations.

During the first quarter of 2018, White Mountains issued 13,450 restricted shares that vest on January 1, 2021, 290 restricted shares that vest on January 1, 2020 and 365 restricted shares that vest on January 1, 2019. During the second quarter of 2017, White Mountains issued 550 restricted shares that vest on January 1, 2020, 250 restricted shares that vest on January 1, 2019 and 250 restricted shares that vest on January 1, 2018. During the first quarter of 2017, White Mountains issued 16,735 restricted shares that vest on January 1, 2020. The unamortized issue date fair value at September 30, 2018 is expected to be recognized ratably over the remaining vesting periods.

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

MediaAlpha Class B Unit Awards

MediaAlpha has issued Class B unit awards to certain employees. The units entitle the award recipient to participate in distributions from MediaAlpha, subject to a cumulative distribution threshold, which is a performance condition, and a service period. The grant date fair value of the awards is determined when it is deemed probable that the distribution threshold will be met. The service period ranges from 36 months to 48 months. For the three and nine months ended September 30, 2018, MediaAlpha recognized $0.2 million and $6.9 million of compensation expense for the vested portion of the awards for which achievement of the performance award is now probable, and $0.1 million of unearned compensation expense for unvested awards, which will be recognized over the remaining service periods of the awards.

Note 11. Non-controlling Interests

Non-controlling interests consist of the ownership interests of non-controlling shareholders in consolidated entities and are presented separately on the balance sheet.
The following table presents the balance of non-controlling interests included in White Mountains’s total equity and the related percentage of each consolidated entity’s total equity owned by non-controlling shareholders as of September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
$ in millions	Non-controlling Percentage	Non-controlling Equity	Non-controlling Percentage	Non-controlling Equity
Other, excluding mutuals
HG Global	3.1%	$14.8	3.1%	$15.9
NSM	5.0	14.1	—	—
MediaAlpha	37.8	15.3	35.7	13.1
Buzzmove	22.9	1.5	22.9	2.5
Total other, excluding mutuals		45.7		31.5
Mutuals
BAM	100.0	(190.1)	100.0	(163.2)
Total non-controlling interests		$(144.4)		$(131.7)

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
Significant intercompany transactions among White Mountains’s segments have been eliminated herein. The following table presents the financial information for White Mountains’s segments:

Millions	HG Global/BAM	NSM	MediaAlpha	Other Operations	Total
Three Months Ended September 30, 2018
Earned insurance premiums	$3.3	$—	$—	$—	$3.3
Net investment income	4.8	—	—	8.6	13.4
Net realized and unrealized investment (losses) gains	(4.1)	—	—	70.2	66.1
Advertising and commission revenues (1)	—	36.6	74.5	1.1	112.2
Other revenue	.2	3.1	—	.4	3.7
Total revenues	4.2	39.7	74.5	80.3	198.7
Insurance acquisition expenses	1.2	—	—	—	1.2
Other underwriting expenses	.1	—	—	—	.1
Cost of sales	—	—	61.8	1.1	62.9
General and administrative expenses	11.3	25.8	5.4	26.0	68.5
Broker commission expense	—	10.9	—	—	10.9
Amortization of other intangible assets	—	5.0	2.4	—	7.4
Interest expense	—	3.2	.2	—	3.4
Total expenses	12.6	44.9	69.8	27.1	154.4
Pre-tax (loss) income	$(8.4)	$(5.2)	$4.7	$53.2	$44.3

(1)	Approximately 30% of MediaAlpha’s advertising revenue for the three months ended September 30, 2018 was associated with one customer.

Millions	HG Global/BAM	MediaAlpha	Other Operations	Total
Three Months Ended September 30, 2017
Earned insurance premiums	$2.4	$—	$—	$2.4
Net investment income	3.3	—	8.9	12.2
Net realized and unrealized investment gains	.8	—	31.7	32.5
Advertising and commission revenues (1)	—	37.9	.9	38.8
Other revenue	.2	—	1.4	1.6
Total revenues	6.7	37.9	42.9	87.5
Insurance acquisition expenses	.9	—	—	.9
Other underwriting expenses	.1	—	—	.1
Cost of sales	—	32.2	.9	33.1
General and administrative expenses	10.6	3.8	27.3	41.7
Amortization of other intangible assets	—	2.3	.1	2.4
Interest expense	—	.1	.8	.9
Total expenses	11.6	38.4	29.1	79.1
Pre-tax (loss) income	$(4.9)	$(.5)	$13.8	$8.4

(1)	Approximately 32% of MediaAlpha’s advertising revenue for the three months ended September 30, 2017 was associated with one customer.

Millions	HG Global/BAM	NSM (2)	MediaAlpha	Other Operations	Total
Nine Months Ended September 30, 2018
Earned insurance premiums	$9.7	$—	$—	—	$9.7
Net investment income	12.5	—	—	32.4	44.9
Net realized and unrealized investment (losses) gains	(14.4)	—	—	37.3	22.9
Advertising and commission revenues (1)	—	59.2	216.4	3.0	278.6
Other revenue	.8	4.0	1.6	.6	7.0
Total revenues	8.6	63.2	218.0	73.3	363.1
Insurance acquisition expenses	3.9	—	—	—	3.9
Other underwriting expenses	.3	—	—	—	.3
Cost of sales	—	—	179.1	2.9	182.0
General and administrative expenses	36.5	37.9	21.2	79.0	174.6
Broker commission expense	—	17.5	—	—	17.5
Amortization of other intangible assets	—	5.0	7.8	.1	12.9
Interest expense	—	4.8	.9	.3	6.0
Total expenses	40.7	65.2	209.0	82.3	397.2
Pre-tax (loss) income	$(32.1)	$(2.0)	$9.0	$(9.0)	$(34.1)

(1)	Approximately 31% of MediaAlpha’s advertising revenue for the nine months ended September 30, 2018 was associated with one customer.
(2) NSM’s results are from May 11, 2018, the date of acquisition, to the end of the third quarter.

Millions	HG Global/BAM	MediaAlpha	Other Operations	Total
Nine Months Ended September 30, 2017
Earned insurance premiums	$6.6	$—	$—	$6.6
Net investment income	8.9	—	30.8	39.7
Net realized and unrealized investment gains	3.2	—	99.3	102.5
Advertising and commission revenues (1)	—	101.2	2.7	103.9
Other revenue	.8	—	6.3	7.1
Total revenues	19.5	101.2	139.1	259.8
Insurance acquisition expenses	3.0	—	—	3.0
Other underwriting expenses	.3	—	—	.3
Cost of sales	—	86.0	2.7	88.7
General and administrative expenses	31.5	10.7	113.9	156.1
Amortization of other intangible assets	—	7.2	.1	7.3
Interest expense	—	.6	1.2	1.8
Total expenses	34.8	104.5	117.9	257.2
Pre-tax (loss) income	$(15.3)	$(3.3)	$21.2	$2.6

(1)	Approximately 29% of MediaAlpha’s advertising revenue for the nine months ended September 30, 2017 was associated with one customer.

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
The following table presents the carrying values of investments in equity method eligible unconsolidated entities recorded within other long-term investments:

Millions	September 30, 2018	December 31, 2017
Equity method eligible private equity securities, at fair value	$97.3	$58.0
Investments, accounted for under the equity method	11.6	4.6
Total investments in equity method eligible unconsolidated entities	108.9	62.6
Other unconsolidated investments (1)	180.8	146.2
Total other long-term investments	$289.7	$208.8
(1) Consists of other long-term investments that are not equity method eligible.

The following table presents White Mountains’s investments in equity method eligible unconsolidated entities as of September 30, 2018 and December 31, 2017:

	Ownership Interest
Investee	September 30, 2018	December 31, 2017	Instrument Held
PassportCard (1)	50.0%	50.0%	Common shares
DavidShield (1)	50.0%	—	Common shares
Kudu	49.5%	—	Units
durchblicker	45.0%	45.0%	Common shares
Compare.com	22.1%	22.1%	Common shares
Tuckerman Capital Fund III, L.P.	21.8%	21.3%	Limited partnership interest
(1) At September 30, 2018, White Mountains's ownership interest in PassportCard comprised a 25% direct ownership interest and a 25% indirect interest through DavidShield. At December 31, 2017, White Mountains's ownership interest was a 50% direct ownership interest. See Note 2 — “Significant Transactions”.

For the three and nine months ending September 30, 2018, White Mountains recorded $4.2 million and $8.1 million associated with Tuckerman Capital Fund III L.P. (“Tuckerman III, L.P.”) within unrealized investment gains (losses) and net investment income. Financial data submitted by Tuckerman III L.P. is on a one-quarter lag. For the three and nine trailing months ended June 30, 2018, Tuckerman III L.P.’s total net income was $31.9 million and $43.7 million. For the three and nine trailing months ended June 30, 2017, Tuckerman III L.P.’s total net income was $3.2 million and $7.1 million. As of June 30, 2018 and December 31, 2017, Tuckerman III, L.P.’s total assets were $61.9 million and $21.8 million.

Note 14. Fair Value of Financial Instruments

White Mountains accounts for all its financial instruments at fair value with the exception of the NSM Bank Facility and the MediaAlpha Bank Facility, which are recorded as debt at face value less unamortized original issue discount.
The following table presents the fair value and carrying value of this financial instrument as of September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
Millions	Fair Value	Carrying Value	Fair Value	Carrying Value
NSM Bank Facility	$147.3	$147.3	$—	$—
MediaAlpha Bank Facility	$15.3	$15.0	$23.9	$23.8

The fair value estimates for the MediaAlpha Bank Facility and the NSM Bank Facility have been determined based on a discounted cash flows approach and are considered to be Level 3 measurements.

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
The following description presents significant legal contingencies, ongoing non-claims related litigation or arbitration as of September 30, 2018:

Sirius Group Tax Contingency
In late October 2018, the Swedish Administrative Court ruled against Sirius Group on its appeal of the Swedish Tax Agency’s denial of certain interest deductions relating to periods prior to the sale of Sirius Group to CMI in 2016. In connection with the sale, White Mountains indemnified Sirius Group against the loss of these interest deductions. As a result, in the third quarter of 2018, White Mountains recorded a loss of $17.3 million within net (loss) gain on sale of discontinued operations reflecting the value of these interest deductions. Sirius Group intends to appeal the decision to the Swedish Administrative Court of Appeal.

NSM Contingent Liability
In connection with White Mountains’s acquisition of NSM, White Mountains and NSM entered into an agreement with AIG to facilitate a sale of NSM’s U.S. collector car renewal rights owned by AIG to a third party by December 31, 2019. Under the terms of the agreement, if White Mountains and NSM are unable to facilitate a sale by December 31, 2019, AIG has the right to require NSM to purchase the renewal rights for $82.5 million. The Company has guaranteed NSM’s obligations under the agreement with AIG. The manner in which these obligations are ultimately discharged depends on a number of factors, including the market value of the renewal rights, the number of potential buyers and the current and prospective environment for U.S. collector car insurance. White Mountains believes that the estimated fair value of the renewal rights is greater than $82.5 million and, accordingly, no accrual of a liability is necessary at September 30, 2018.

Note 16. Held for Sale and Discontinued Operations

OneBeacon

On September 28, 2017, Intact Financial Corporation completed its acquisition of OneBeacon in an all-cash transaction for $18.10 per share. White Mountains received total proceeds of $1.3 billion and recorded a gain of $554.6 million, net of transaction costs. During the three months ended September 30, 2017, net loss from discontinued operations related to OneBeacon was $(15.2) million. For 2017 through the closing date of the transaction, net income from discontinued operations related to OneBeacon was $20.5 million.

Tranzact

On July 21, 2016, White Mountains completed its sale of Tranzact to Clayton, Dubilier & Rice, LLC. During the nine months ended September 30, 2017, White Mountains recorded a $1.0 million reduction to the gain from sale of Tranzact in discontinued operations as a result of 2016 state tax payments.

Sirius Group

On April 18, 2016, White Mountains completed the sale of Sirius Group to CMI. During the three and nine months ended September 30, 2018, White Mountains recorded a $17.3 million loss and $17.2 million loss from the sale of Sirius Group which includes the tax contingency loss of $17.3 million recorded during the third quarter of 2018. See Note 15 — “Contingencies”. During the nine months ended September 30, 2018, White Mountains recorded a $0.1 million gain from the sale of Sirius Group as a result of a change to the valuation of the accrued incentive compensation payable to Sirius Group employees.
During the three and nine months ended September 30, 2017, White Mountains recorded a $0.2 million and $0.8 million reduction to the gain from sale of Sirius Group as a result of a change to the valuation of the accrued incentive compensation payable to Sirius Group employees.

Other

As of December 31, 2017, White Mountains has classified its Guilford, Connecticut property, which consists of an office building and adjacent land, as held for sale. The property has been measured at its estimated fair value net of costs of disposal, of $3.3 million as of September 30, 2018 and December 31, 2017.

Net Income (Loss) from Discontinued Operations

For the three and nine months ended September 30, 2018, White Mountains recognized net loss from sale of discontinued operations of $17.3 million and $17.2 million, which was primarily due to a tax contingency related to the sale of Sirius Group. See Note 15 — “Contingencies”.
The following table presents the results of operations, including related income taxes, associated with the business classified as discontinued operations for the three and nine months ended September 30, 2017. The amounts presented relate to OneBeacon, Sirius Group, and Tranzact. The results of discontinued operations from Sirius Group and Tranzact up to the closing date of the transaction inured to White Mountains. Given the fixed price nature of the OneBeacon Transaction, OneBeacon’s results were economically transferred to the buyer at signing.

	Three Months Ended			Nine Months Ended
	September 30, 2017			September 30, 2017
Millions	OneBeacon	Sirius Group	Total	OneBeacon	Sirius Group	Tranzact	Total
Revenues
Earned insurance premiums	$268.4	$—	$268.4	$807.6	$—	$—	$807.6
Net investment income	13.0	—	13.0	39.7	—	—	39.7
Net realized and unrealized gains	11.5	—	11.5	38.8	—	—	38.8
Other revenue	2.2	—	2.2	7.7	—	—	7.7
Total revenues	295.1	—	295.1	893.8	—	—	893.8
Expenses
Loss and loss adjustment expenses	206.8	—	206.8	546.0	—	—	546.0
Insurance and reinsurance acquisition expenses	51.9	—	51.9	145.6	—	—	145.6
Other underwriting expenses	44.9	—	44.9	156.2	—	—	156.2
General and administrative expenses	7.4	—	7.4	21.2	—	—	21.2
Interest expense	3.4	—	3.4	10.0	—	—	10.0
Total expenses	314.4	—	314.4	879.0	—	—	879.0
Pre-tax (loss) income	(19.3)	—	(19.3)	14.8	—	—	14.8
Income tax benefit	4.1	—	4.1	5.7	—	—	5.7
Net (loss) income from discontinued operations	(15.2)	—	(15.2)	20.5	—	—	20.5
Net gain (loss) from sale of discontinued operations	554.5	(.2)	554.3	554.5	(.8)	(1.0)	552.7
Total income (loss) from discontinued operations	539.3	(.2)	539.1	575.0	(.8)	(1.0)	573.2
Change in foreign currency translation and other from discontinued operations	.1	—	.1	.3	—	—	.3
Recognition of benefit plan assets and obligations from the sale of OneBeacon, net of tax	2.9	—	2.9	2.9	—	—	2.9
Comprehensive income (loss) from discontinued operations	$542.3	$(.2)	$542.1	$578.2	$(.8)	$(1.0)	$576.4

Net Change in Cash from Discontinued Operations

The following table presents the net change in cash, including income tax payments to national governments and interest paid associated with the business classified as discontinued operations:

	Nine Months Ended
	September 30,
Millions	2018	2017
Net cash provided from (used for) operations	$—	$157.0
Net cash (used for) provided from investing activities	—	3.0
Net cash used for financing activities	—	(61.9)
Net change in cash during the period	—	98.1
Cash balances at beginning of period	—	70.5
Net change in cash held for sale, excluding discontinued operations	—	(.9)
Cash sold as part of sale of consolidated subsidiaries	—	167.7
Cash balances at end of period	$—	$—
Supplemental cash flows information:
Interest paid	$—	$—
Net income tax payment to national governments	$—	$—

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
The following table presents the Company’s computation of earnings per share for discontinued operations for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Basic and diluted earnings per share numerators (in millions):
Net income (loss) attributable to White Mountains’s common shareholders	$40.8	$562.1	$(3.7)	$604.7
Less total loss from continuing operations, net of tax	58.1	23.0	13.5	31.5
Net income from discontinued operations attributable to White Mountains’s common shareholders	$(17.3)	$539.1	$(17.2)	$573.2
Allocation of earnings to participating restricted common shares (1)	.2	(6.7)	.2	(7.0)
Basic and diluted earnings per share numerators	$(17.1)	$532.4	$(17.0)	$566.2
Basic earnings per share denominators (in thousands):
Total average common shares outstanding during the period	3,180.4	4,297.2	3,450.8	4,477.0
Average unvested restricted common shares (3)	(41.5)	(53.7)	(39.7)	(54.5)
Basic earnings per share denominator	3,138.9	4,243.5	3,411.1	4,422.5
Diluted earnings per share denominator (in thousands):
Total average common shares outstanding during the period	3,180.4	4,297.2	3,450.8	4,477.0
Average unvested restricted common shares (3)	(41.5)	(53.7)	(39.7)	(54.5)
Diluted earnings per share denominator	3,138.9	4,243.5	3,411.1	4,422.5
Basic and diluted earnings per share (in dollars) - discontinued operations:	$(5.44)	$125.45	$(4.98)	$128.03
(1) Restricted shares issued by White Mountains contain dividend participation features, and therefore, are considered participating securities.
(2) Net earnings attributable to White Mountains’s common shareholders, net of restricted share amounts, is equal to undistributed earnings for the three and nine months ended September 30, 2018 and 2017.
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
The following discussion also includes four non-GAAP financial measures (i) adjusted book value per share, (ii) gross written premiums and MSC from new business (iii) adjusted capital, and (iv) adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”) that have been reconciled from their most comparable GAAP financial measures on page 64. White Mountains believes these measures to be useful in evaluating White Mountains’s financial performance and condition.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

Overview

White Mountains is engaged in the business of making opportunistic and value-oriented acquisitions of businesses and assets in the insurance, financial services and related sectors, operating these businesses and assets through our subsidiaries and, if and when attractive exit valuations become available, disposing of these businesses and assets.
White Mountains ended the third quarter of 2018 with book value per share of $938 and adjusted book value per share of $926. Book value per share and adjusted book value per share both increased 2% in the third quarter of 2018 and 1% in the first nine months of 2018, including dividends.
Gross written premiums and MSC in the HG Global/BAM segment totaled $16 million and $56 million in the third quarter and first nine months of 2018, compared to $19 million and $68 million in the third quarter and first nine months of 2017. BAM insured municipal bonds with par value of $2.2 billion and $6.6 billion in the third quarter and first nine months of 2018, compared to $2.0 billion and $7.1 billion in the third quarter and first nine months of 2017. Total pricing, which is gross written premiums and MSC adjusted to include the present value of future installment MSC not yet collected and to exclude the impact of gross written premium adjustments on existing policies, weighted by the par value of municipal bonds insured, was 75 and 91 basis points in the third quarter and first nine months of 2018, compared to 103 and 99 basis points in the third quarter and first nine months of 2017. BAM’s total claims paying resources were $835 million at September 30, 2018, compared to $708 million at December 31, 2017 and $687 million at September 30, 2017. The increase in claims paying resources was primarily driven by the $100 million reinsurance agreement BAM entered into with Fidus Reinsurance Ltd. (“Fidus Re”), in the second quarter of 2018.
NSM reported pre-tax loss of $5 million and $2 million for the third quarter of 2018 and the period from May 11, 2018 through September 30, 2018. NSM’s adjusted EBITDA was $6 million and $11 million for the third quarter of 2018 and the period from May 11, 2018 through September 30, 2018. NSM reported revenues of $40 million and $63 million for the third quarter of 2018 and the period from May 11, 2018 through September 30, 2018..
MediaAlpha reported pre-tax income of $5 million and $9 million in the third quarter and first nine months of 2018, compared to pre-tax loss of $1 million and $3 million in the third quarter and first nine months of 2017. MediaAlpha’s adjusted EBITDA was $8 million and $25 million in the third quarter and first nine months of 2018, compared to $2 million and $5 million in the third quarter and first nine months of 2017. MediaAlpha reported revenues of $75 million and $218 million in the third quarter and first nine months of 2018, compared to $38 million and $101 million in the third quarter and first nine months of 2017. The increases in pre-tax income, adjusted EBITDA and revenues for both periods were primarily driven by growth in the P&C vertical and the Health, Medicare and Life vertical, which includes the impact of the acquisition of assets from Healthplans.com in the fourth quarter of 2017.
The pre-tax total return on invested assets was 3.1% and 2.8% in the third quarter and first nine months of 2018 compared to 1.4% and 4.3% in the third quarter and first nine months of 2017.

White Mountains’s portfolio of common equity securities returned 6.1% and 7.4% for the third quarter and first nine months of 2018, underperforming the S&P 500 Index return of 7.7% and 10.6%, primarily due to underperformance in White Mountains’s non-U.S. common equity securities. White Mountains’s portfolio of common equity securities returned 4.3% and 14.4% for the third quarter and first nine months of 2017, underperforming the S&P 500 Index return of 4.5% for the third quarter and outperforming the S&P 500 Index return of 14.2% for the first nine months of 2017.
White Mountains’s other long-term investments portfolio returned 6.5% and 3.7% for the third quarter and first nine months of 2018. The results for the third quarter of 2018 were primarily attributable to gains from private equity funds. The results for the first nine months of 2018 were primarily attributable to gains from private equity funds and a long/short hedge fund, partially offset by losses from the foreign currency forward contract closed during the first quarter. White Mountains’s other long-term investments portfolio returned -2.3% and -2.9% for the third quarter and first nine months of 2017. The results were primarily attributable to losses from foreign currency forward contracts, partially offset by a favorable mark-to-market adjustment to the OneBeacon surplus notes during the third quarter of 2017 and strong private equity fund and hedge fund results for the first nine months of 2017.
White Mountains’s fixed income portfolio returned 0.4% and 0.0% for the third quarter and first nine months of 2018, outperforming the longer duration Bloomberg Barclays U.S. Intermediate Aggregate Index return of 0.1% and -0.9%. Outperformance in both periods was driven by White Mountains’s overweight exposure to debt securities issued by corporations coupled with the short duration positioning of its fixed income portfolio, which mitigated the adverse impact of rising interest rates. White Mountains’s fixed income portfolio returned 1.0% and 3.0% for the third quarter and first nine months of 2017, outperforming the Bloomberg Barclays U.S. Intermediate Aggregate Index return of 0.7% and 2.3% as short-term yields rose in both periods.
In late October 2018, the Swedish Administrative Court ruled against Sirius Group on its appeal of the Swedish Tax Agency’s denial of certain interest deductions relating to periods prior to the sale of Sirius Group to CMI in 2016. In connection with the sale, White Mountains indemnified Sirius Group against the loss of these interest deductions. As a result, in the third quarter of 2018, White Mountains recorded a loss of $17 million within net (loss) gain on sale of discontinued operations reflecting the value of these interest deductions. Sirius Group intends to appeal the decision to the Swedish Administrative Court of Appeal.
White Mountains did not repurchase any common shares in the third quarter of 2018. During the first nine months of 2018, White Mountains repurchased and retired 585,033 of its common shares for $513 million at an average share price of $877, or approximately 93% of White Mountains’s September 30, 2018 book value per share and approximately 94% of White Mountains’s September 30, 2018 adjusted book value per share.

 Adjusted Book Value Per Share
The following table presents White Mountains’s book value per share and reconciles it to adjusted book value per share, a non-GAAP measure. See NON-GAAP FINANCIAL MEASURES on page 64.

	September 30, 2018	June 30, 2018	December 31, 2017	September 30, 2017
Book value per share numerators (in millions):
White Mountains’s common shareholders’ equity	$2,984.0	$2,940.1	$3,492.5	$3,468.8
Time value of money discount on expected future payments on the BAM Surplus Notes (1)	(146.3)	(150.1)	(157.0)	(161.8)
HG Global’s unearned premium reserve (1)	120.2	119.5	103.9	88.4
HG Global’s net deferred acquisition costs (1)	(29.4)	(29.1)	(24.3)	(19.6)
Adjusted book value per share numerator	$2,928.5	$2,880.4	$3,415.1	$3,375.8
Book value per share denominators (in thousands of shares):
Common shares outstanding - GAAP book value per share denominator	3,180.5	3,180.4	3,750.2	3,750.0
Unearned restricted common shares	(18.5)	(22.4)	(16.8)	(22.7)
Adjusted book value per share denominator	3,162.0	3,158.0	3,733.4	3,727.3
GAAP book value per share	$938.19	$924.46	$931.30	$925.04
Adjusted book value per share	$926.14	$912.08	$914.75	$905.72
Year-to-date dividends paid per share	$1.00	$1.00	$1.00	$1.00
(1) Amount reflects White Mountains’s preferred share ownership in HG Global of 96.9%.

Goodwill and Other Intangible Assets

During the quarter ended September 30, 2018, White Mountains completed the analysis of the acquisition date fair values associated with its purchase of NSM, including the fair values attributed to goodwill and separately identifiable intangible assets. The following table presents a summary of goodwill and other intangible assets that are included in White Mountains’s book value as of September 30, 2018, June 30, 2018, December 31, 2017, and September 30, 2017:

Millions	September 30, 2018	June 30, 2018	December 31, 2017	September 30, 2017
Summary of goodwill and other intangible assets:
Goodwill:
NSM	$295.5	$436.2	$—	$—
MediaAlpha	18.3	18.3	18.3	18.3
Other	7.6	7.6	7.6	7.6
Total goodwill	321.4	462.1	25.9	25.9

Other intangible assets:
NSM	135.5	—	—	—
MediaAlpha	27.6	30.0	35.4	11.0
Other	.7	.7	.8	.9
Total other intangible assets	163.8	30.7	36.2	11.9

Total goodwill and other intangible assets	485.2	492.8	62.1	37.8
Goodwill and other intangible assets attributed to non-controlling interests	(40.6)	(41.7)	(21.1)	(13.7)
Goodwill and other intangible assets included in White Mountains's common shareholders' equity	$444.6	$451.1	$41.0	$24.1
(1) See Note 4 — “Goodwill and Other Intangible Assets” for details of other intangible assets.

Summary of Consolidated Results

The following table presents White Mountains’s consolidated financial results for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2018	2017	2018	2017
Revenues
Financial Guarantee revenues	$4.2	$6.7	$8.6	$19.5
Specialty Insurance Distribution revenues	39.7	—	63.2	—
Marketing Technology revenues	74.5	37.9	218.0	101.2
Other revenues	80.3	42.9	73.3	139.1
Total revenues	198.7	87.5	363.1	259.8
Expenses
Financial Guarantee expenses	12.6	11.6	40.7	34.8
Specialty Insurance Distribution expenses	44.9	—	65.2	—
Marketing Technology expenses	69.8	38.4	209.0	104.5
Other expenses	27.1	29.1	82.3	117.9
Total expenses	154.4	79.1	397.2	257.2
Pre-tax income (loss)
Financial Guarantee pre-tax loss	(8.4)	(4.9)	(32.1)	(15.3)
Specialty Insurance Distribution pre-tax loss	(5.2)	—	(2.0)	—
Marketing Technology pre-tax income (loss)	4.7	(.5)	9.0	(3.3)
Other pre-tax income (loss)	53.2	13.8	(9.0)	21.2
Total pre-tax income (loss)	44.3	8.4	(34.1)	2.6
Income tax benefit	3.6	4.0	.4	5.3
Net income (loss) from continuing operations	47.9	12.4	(33.7)	7.9
Net (loss) gain on sale of discontinued operations, net of tax	(17.3)	554.3	(17.2)	552.7
Net (loss) income from discontinued operations, net of tax	—	(15.2)	—	20.5
Net income (loss)	30.6	551.5	(50.9)	581.1
Net income attributable to non-controlling interests	10.2	10.6	47.2	23.6
Net income (loss) attributable to White Mountains’s common shareholders	40.8	562.1	(3.7)	604.7
Other comprehensive (loss) income, net of tax	(.8)	—	(1.7)	.2
Other comprehensive income from discontinued operations, net of tax	—	3.0	—	3.2
Comprehensive income (loss)	40.0	565.1	(5.4)	608.1
Comprehensive loss (income) attributable to non-controlling interests	.2	—	.2	(.1)
Comprehensive income (loss) attributable to White Mountains’s common shareholders	$40.2	$565.1	$(5.2)	$608.0

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

HG Global/BAM

The following table presents the components of pre-tax income (loss) included in White Mountains’s HG Global/BAM segment related to the consolidation of HG Global, which includes HG Re and its other wholly-owned subsidiaries, and BAM for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018
Millions	HG Global	BAM	Eliminations	Total
Gross written premiums	$—	$3.9	$—	$3.9
Assumed (ceded) written premiums	3.4	(3.4)	—	—
Net written premiums	$3.4	$.5	$—	$3.9

Earned insurance premiums	$2.6	$.7	$—	$3.3
Net investment income	1.6	3.2	—	4.8
Net investment income - BAM Surplus Notes	5.7	—	(5.7)	—
Net realized and unrealized investment losses	(.7)	(3.4)	—	(4.1)
Other revenue	—	.2	—	.2
Total revenues	9.2	.7	(5.7)	4.2
Insurance acquisition expenses	.6	.6	—	1.2
Other underwriting expenses	—	.1	—	.1
General and administrative expenses	.2	11.1	—	11.3
Interest expense - BAM Surplus Notes	—	5.7	(5.7)	—
Total expenses	.8	17.5	(5.7)	12.6
Pre-tax income (loss)	$8.4	$(16.8)	$—	$(8.4)
Supplemental information:
MSC collected (1)	$—	$12.1	$—	$12.1
(1) MSC are recorded directly to BAM's equity, which is recorded as non-controlling interest on White Mountains's balance sheet.

	Three Months Ended September 30, 2017
Millions	HG Global	BAM	Eliminations	Total
Gross written premiums	$—	$10.9	$—	$10.9
Assumed (ceded) written premiums	9.0	(9.0)	—	—
Net written premiums	$9.0	$1.9	$—	$10.9

Earned insurance premiums	$1.8	$.6	$—	$2.4
Net investment income	1.0	2.3	—	3.3
Net investment income - BAM Surplus Notes	4.8	—	(4.8)	—
Net realized and unrealized investment gains	.1	.7	—	.8
Other revenue	—	.2	—	.2
Total revenues	7.7	3.8	(4.8)	6.7
Insurance acquisition expenses	.4	.5	—	.9
Other underwriting expenses	—	.1	—	.1
General and administrative expenses	.3	10.3	—	10.6
Interest expense - BAM Surplus Notes	—	4.8	(4.8)	—
Total expenses	.7	15.7	(4.8)	11.6
Pre-tax income (loss)	$7.0	$(11.9)	$—	$(4.9)
Supplemental information:
MSC collected (1)	$—	$8.4	$—	$8.4
(1) MSC are recorded directly to BAM's equity, which is recorded as non-controlling interest on White Mountains's balance sheet.

	Nine Months Ended September 30, 2018
Millions	HG Global	BAM	Eliminations	Total
Gross written premiums	$—	$28.9	$—	$28.9
Assumed (ceded) written premiums	24.5	(24.5)	—	—
Net written premiums	$24.5	$4.4	$—	$28.9

Earned insurance premiums	$7.6	$2.1	$—	$9.7
Net investment income	4.1	8.4	—	12.5
Net investment income - BAM Surplus Notes	17.2	—	(17.2)	—
Net realized and unrealized investment losses	(5.5)	(8.9)	—	(14.4)
Other revenue	—	.8	—	.8
Total revenues	23.4	2.4	(17.2)	8.6
Insurance acquisition expenses	1.8	2.1	—	3.9
Other underwriting expenses	—	.3	—	.3
General and administrative expenses	.8	35.7	—	36.5
Interest expense - BAM Surplus Notes	—	17.2	(17.2)	—
Total expenses	2.6	55.3	(17.2)	40.7
Pre-tax income (loss)	$20.8	$(52.9)	$—	$(32.1)
Supplemental information:
MSC collected (1)	$—	$26.9	$—	$26.9
(1) MSC are recorded directly to BAM's equity, which is recorded as non-controlling interest on White Mountains's balance sheet.

	Nine Months Ended September 30, 2017
Millions	HG Global	BAM	Eliminations	Total
Gross written premiums	$—	$42.0	$—	$42.0
Assumed (ceded) written premiums	35.4	(35.4)	—	—
Net written premiums	$35.4	$6.6	$—	$42.0

Earned insurance premiums	$5.0	$1.6	$—	$6.6
Net investment income	2.4	6.5	—	8.9
Net investment income - BAM Surplus Notes	14.3	—	(14.3)	—
Net realized and unrealized investment gains	.4	2.8	—	3.2
Other revenue	—	.8	—	.8
Total revenues	22.1	11.7	(14.3)	19.5
Insurance acquisition expenses	1.0	2.0	—	3.0
Other underwriting expenses	—	.3	—	.3
General and administrative expenses	.8	30.7	—	31.5
Interest expense - BAM Surplus Notes	—	14.3	(14.3)	—
Total expenses	1.8	47.3	(14.3)	34.8
Pre-tax income (loss)	$20.3	$(35.6)	$—	$(15.3)
Supplemental information:
MSC collected (1)	$—	$25.7	$—	$25.7
(1) MSC are recorded directly to BAM's equity, which is recorded as non-controlling interest on White Mountains's balance sheet.

HG Global/BAM Results—Three Months Ended September 30, 2018 versus Three Months Ended September 30, 2017
BAM reports on a statutory accounting basis to the NYDFS and does not report stand-alone GAAP financial results. BAM is owned by its members, the municipalities that purchase BAM’s insurance for their debt issuances. BAM charges an insurance premium on each municipal bond insurance policy it writes. A portion of the premium is MSC and the remainder is gross written premium. In the event of a municipal bond refunding, the MSC from the original issuance can be reutilized, in effect serving as a credit against the total insurance premium on the refunding of the municipal bond. Issuers of debt insured by BAM are members of BAM so long as any of their BAM-insured debt is outstanding, and as members they have certain interests in BAM, including the right to vote for BAM’s directors and to receive dividends in the future, if declared.
Gross written premiums and MSC in the HG Global/BAM segment were $16 million during the third quarter of 2018, compared to $19 million during the third quarter of 2017. BAM insured $2.2 billion of municipal bonds, $2.0 billion of which were in the primary market, during the third quarter of 2018, compared to $2.0 billion of municipal bonds, $1.9 billion of which were in the primary market, during the third quarter of 2017. Total pricing, which is gross written premiums and MSC adjusted to include the present value of future installment MSC not yet collected and to exclude the impact of gross written premium adjustments on existing policies, weighted by the par value of municipal bonds insured, was 75 basis points in the third quarter of 2018, down from 103 basis points in the third quarter of 2017. Pricing in the primary market decreased to 69 basis points in the third quarter of 2018 compared to 102 basis points in the third quarter of 2017.

The following table presents the gross par value of primary and secondary market policies issued, the gross written premiums plus MSC and total pricing for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
$ in millions	2018	2017
Gross par value of primary market policies issued	$2,029.4	$1,872.5
Gross par value of secondary market policies issued	144.9	170.9
Total gross par value of market policies issued	$2,174.3	$2,043.4
Gross written premiums	$3.9	$10.9
MSC collected	12.1	8.4
Total gross written premiums and MSC collected	$16.0	$19.3
Present value of future installment MSC collections	.2	1.7
Gross written premium adjustments on existing installment policies	—	—
Gross written premiums and MSC from new business	$16.2	$21.0
Total pricing	75 bps	103 bps

HG Global reported GAAP pre-tax income of $8 million in the third quarter of 2018, compared to $7 million in the third quarter of 2017. Results during the third quarter of 2018 include $6 million of interest income on the BAM Surplus Notes, compared to $5 million of interest income during the third quarter of 2017.
BAM is a mutual insurance company that is owned by its members. BAM’s results are consolidated into White Mountains’s GAAP financial statements and attributed to non-controlling interests. White Mountains reported $17 million of GAAP pre-tax loss from BAM in the third quarter of 2018, compared to $12 million in the third quarter of 2017. The increase in pre-tax loss was primarily driven by lower investment returns in 2018, primarily from unrealized losses on fixed income investments, as interest rates rose during the third quarter of 2018.
Results for the third quarter of 2018 include $6 million of interest expense on the BAM Surplus Notes and $11 million of general and administrative expenses, compared to $5 million of interest expense and $10 million of general and administrative expenses in the third quarter of 2017.

HG Global/BAM Results—Nine Months Ended September 30, 2018 versus Nine Months Ended September 30, 2017
Gross written premiums and MSC in the HG Global/BAM segment were $56 million during the first nine months of 2018, compared to $68 million during the first nine months of 2017. The decrease was primarily due to a market wide decrease in new issuance volume during the first quarter of 2018, as the uncertainty over tax reform caused many issuers to pull forward planned 2018 issuance volume into 2017. Under tax laws effective in 2018, interest income received by investors on new bonds that are issued to refinance existing municipal bonds and are issued more than 90 days before the refinanced municipal bond is scheduled to be redeemed (“advance refundings”) are now treated as taxable income to the investor.
BAM insured $6.6 billion of municipal bonds, $6.0 billion of which were in the primary market, during the first nine months of 2018, compared to $7.1 billion of municipal bonds, $6.5 billion of which were in the primary market, during the first nine months of 2017. Total pricing was 91 basis points in the first nine months of 2018, down from 99 basis points in the first nine months of 2017. Pricing in the primary market decreased to 67 basis points in the first nine months of 2018 compared to 76 basis points in in the first nine months of 2017.

The following table presents the gross par value of primary and secondary market policies issued, the gross written premiums plus MSC and total pricing for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
$ in millions	2018	2017
Gross par value of primary market policies issued	$5,953.6	$6,487.8
Gross par value of secondary market policies issued	605.0	627.6
Total gross par value of market policies issued	$6,558.6	$7,115.4
Gross written premiums	$28.9	$42.0
MSC collected	26.9	25.7
Total gross written premiums and MSC collected	$55.8	$67.7
Present value of future installment MSC collections	3.0	2.9
Gross written premium adjustments on existing installment policies	1.1	—
Gross written premiums and MSC from new business	$59.9	$70.6
Total pricing	91 bps	99 bps

HG Global reported GAAP pre-tax income of $21 million in the first nine months of 2018, compared to $20 million in the first nine months of 2017. Results for the first nine months of 2018 include $17 million of interest income on the BAM Surplus Notes, compared to $14 million of interest income in the first nine months of 2017.
BAM is a mutual insurance company that is owned by its members. BAM’s results are consolidated into White Mountains’s GAAP financial statements and attributed to non-controlling interests. White Mountains reported $53 million of GAAP pre-tax loss from BAM in the first nine months of 2018, compared to $36 million in the first nine months of 2017. The increase in pre-tax loss was primarily due to lower investment returns in 2018, primarily from unrealized losses on fixed income investments, as interest rates rose during the first nine months of 2018. Results for the first nine months of 2018 include $17 million of interest expense on the BAM Surplus Notes and $36 million of general and administrative expenses, compared to $14 million of interest expense and $31 million of general and administrative expenses in the first nine months of 2017. The increase in general and administrative expenses was primarily due to financing expense from the reinsurance agreement with Fidus Re, which is accounted for using the deposit method under GAAP.

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
As of September 30, 2018, BAM’s claims paying resources increased to $835 million from $708 million as of December 31, 2017. The increase was primarily driven by the $100 million reinsurance agreement with Fidus Re. In April 2018, BAM expanded its claims paying resources by $100 million through a collateralized reinsurance agreement with Fidus Re, a special-purpose insurer created solely to provide collateralized reinsurance protection to BAM.
The following table presents BAM’s total claims paying resources as of September 30, 2018 and December 31, 2017:

Millions	September 30, 2018	December 31, 2017
Policyholders’ surplus	$419.8	$427.3
Contingency reserve	44.9	34.8
Qualified statutory capital	464.7	462.1
Net unearned premiums	33.3	30.5
Present value of future installment premiums and MSC	12.7	9.0
HG Re, Ltd. collateral trusts at statutory value	223.9	206.8
Fidus Re, Ltd. collateral trusts at statutory value	100.0	—
Claims paying resources	$834.6	$708.4

As of September 30, 2017, BAM’s claims paying resources increased to $687 million from $644 million as of December 31, 2016. The increase was primarily driven by a $26 million increase in the HG Re collateral trusts and $26 million of MSC, partially offset by BAM’s $19 million statutory net loss for the nine months ended September 30, 2017.
The following table presents BAM’s total claims paying resources as of September 30, 2017 and December 31, 2016:

Millions	September 30, 2017	December 31, 2016
Policyholders’ surplus	$429.2	$431.5
Contingency reserve	31.6	22.7
Qualified statutory capital	460.8	454.2
Net unearned statutory premiums	27.9	23.2
Present value of future installment premiums and MSC	8.8	3.3
HG Re, Ltd. collateral trusts at statutory value	189.2	163.0
Claims paying resources	$686.7	$643.7

HG Global/BAM Balance Sheets
The following table presents amounts from HG Global, which includes HG Re and its other wholly-owned subsidiaries, and BAM that are contained within White Mountains’s consolidated balance sheet as of September 30, 2018 and December 31, 2017:

	September 30, 2018
Millions	HG Global	BAM	Eliminations and Segment Adjustment	Total
Assets
Fixed maturity investments	$206.6	$471.1	$—	$677.7
Short-term investments	11.8	24.1	—	35.9
Total investments	218.4	495.2	—	713.6
Cash	.8	17.1	—	17.9
BAM Surplus Notes	499.0	—	(499.0)	—
Accrued interest receivable on BAM Surplus Notes	143.2	—	(143.2)	—
Deferred acquisition costs	30.3	17.6	(30.3)	17.6
Insurance premiums receivable	3.8	6.5	(4.0)	6.3
Other assets	1.4	8.7	—	10.1
Total assets	$896.9	$545.1	$(676.5)	$765.5

Liabilities
BAM Surplus Notes(1)	$—	$499.0	$(499.0)	$—
Accrued interest payable on BAM Surplus Notes(2)	—	143.2	(143.2)	—
Preferred dividends payable to White Mountains’s subsidiaries(3)	265.5	—	—	265.5
Preferred dividends payable to non-controlling interests	9.1	—	—	9.1
Unearned insurance premiums	124.1	32.1	—	156.2
Accounts payable on unsettled investment purchases	—	6.5	—	6.5
Other liabilities	.8	54.4	(34.3)	20.9
Total liabilities	399.5	735.2	(676.5)	458.2

Equity
White Mountains’s common shareholders’ equity	482.6	—	—	482.6
Non-controlling interests	14.8	(190.1)	—	(175.3)
Total equity	497.4	(190.1)	—	307.3
Total liabilities and equity	$896.9	$545.1	$(676.5)	$765.5

(1)	Under GAAP, the BAM Surplus Notes are classified as debt by the issuer. Under U.S. Statutory accounting, they are classified as policyholders’ surplus.

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

Par Value of Policies Issued and Priced by BAM
The following table presents the gross par value of policies priced and closed by BAM for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2018	2017	2018	2017
Gross par value of primary market policies issued	$2,029.4	$1,872.5	$5,953.6	$6,487.8
Gross par value of secondary market policies issued	144.9	170.9	605.0	627.6
Total gross par value of policies issued	2,174.3	2,043.4	6,558.6	7,115.4

Gross par value of policies priced yet to close	327.3	535.2	327.3	535.2
Less: Gross par value of policies closed that were previously priced	(369.1)	(163.7)	(114.4)	(353.3)
Total gross par value of policies priced	$2,132.5	$2,414.9	$6,771.5	$7,297.3

NSM

The following table presents the components of GAAP net loss and adjusted EBITDA included in White Mountains’s NSM segment for the three months ended September 30, 2018 and the period from May 11, 2018 through September 30, 2018:

Millions	Three Months Ended September 30, 2018	Period Ended September 30, 2018 (1)
Commission revenues	$36.6	$59.2
Broker commission expense	10.9	17.5
Gross profit	25.7	41.7
Other revenue	3.1	4.0
General and administrative expenses	25.8	37.9
Amortization of other intangible assets	5.0	5.0
Interest expense	3.2	4.8
GAAP pre-tax loss	(5.2)	(2.0)
Income tax benefit	(1.6)	(.5)
GAAP net loss	(3.6)	(1.5)

Add back:
Change in fair value of contingent consideration earnout liabilities	2.6	2.6
Interest expense	3.2	4.8
Income tax benefit	(1.6)	(.5)
General and administrative expenses — depreciation	.6	1.0
Amortization of other intangible assets	5.0	5.0
Adjusted EBITDA (2)	$6.2	$11.4
(1) NSM’s results are from May 11, 2018, the date of acquisition, to the end of the third quarter.
(2) See “NON-GAAP FINANCIAL MEASURES” on page 64.

On May 11, 2018, White Mountains acquired 95% of NSM, an insurance managing general agency and program administrator. White Mountains paid $274 million of cash consideration, subject to a customary purchase price adjustment, for its equity interest in NSM. White Mountains recognized a purchase price adjustment of $2 million during the three months ended September 30, 2018 that was paid in October of 2018. As part of the acquisition, White Mountains assumed estimated contingent consideration earnout liabilities related to NSM's previous acquisitions of its U.K.-based operations of $10 million.
On May 18, 2018, NSM acquired 100% of Fresh Insurance, an insurance broker that specializes in non-standard personal lines, motor trade, van, and travel insurance in the United Kingdom. NSM paid $50 million of upfront cash consideration for its equity interest in Fresh Insurance. NSM recognized a purchase price adjustment of $1 million during the three months ended September 30, 2018. The purchase price is subject to additional adjustments based upon growth in EBITDA during two earnout periods, ending in February 2020 and February 2022. In connection with the acquisition, NSM recorded a contingent consideration earnout liability of $8 million.
The contingent consideration earnout liabilities related to these acquisitions are subject to adjustment based upon EBITDA, EBITDA projections, and present value factors for acquired entities. For both the three months ended September 30, 2018 and the period from May 11, 2018 through September 30, 2018, NSM recognized pre-tax expense of $3 million for the change in the fair value of its contingent consideration earnout liabilities for both Fresh Insurance and its other U.K.-based operations. Any future adjustments to contingent consideration earnout liabilities under the agreements will also be recognized through pre-tax income. As of September 30, 2018, NSM recorded contingent consideration earnout liabilities of $20 million.
NSM reported pre-tax loss of $5 million and $2 million for the third quarter of 2018 and the period from May 11, 2018 through September 30, 2018. NSM’s adjusted EBITDA was $6 million and $11 million for the third quarter of 2018 and the period from May 11, 2018 through September 30, 2018. NSM reported revenues of $40 million and $63 million for the third quarter of 2018 and the period from May 11, 2018 through September 30, 2018. NSM’s pre-tax loss for the third quarter of 2018 includes $5 million of amortization of other intangible assets and $3 million of general and administrative expenses related to the change in the fair value of its contingent consideration earnout liabilities.

MediaAlpha

The following table presents the components of GAAP net income (loss) and adjusted EBITDA included in White Mountains’s MediaAlpha segment for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2018	2017	2018	2017
Advertising and commission revenues	$74.5	$37.9	$216.4	$101.2
Cost of sales	61.8	32.2	179.1	86.0
Gross profit	12.7	5.7	37.3	15.2
Other revenue	—	—	1.6	—
General and administrative expenses	5.4	3.8	21.2	10.7
Amortization of other intangible assets	2.4	2.3	7.8	7.2
Interest expense	.2	.1	.9	.6
GAAP pre-tax income (loss)	4.7	(.5)	9.0	(3.3)
Income tax expense	—	—	—	—
GAAP net income (loss)	4.7	(.5)	9.0	(3.3)

Add back:
Non-cash equity-based compensation expense	.2	—	6.9	—
Interest expense	.2	.1	.9	.6
Income tax expense	—	—	—	—
General and administrative expenses — depreciation	.2	—	.2	.1
Amortization of other intangible assets	2.4	2.3	7.8	7.2
Adjusted EBITDA (1)	$7.7	$1.9	$24.8	$4.6
(1) See “NON-GAAP FINANCIAL MEASURES” on page 64.

MediaAlpha Results—Three Months Ended September 30, 2018 versus Three Months Ended September 30, 2017
MediaAlpha reported GAAP pre-tax income of $5 million and adjusted EBITDA of $8 million in the third quarter of 2018, compared to GAAP pre-tax loss of $1 million and adjusted EBITDA of $2 million in the third quarter of 2017. MediaAlpha reported revenues of $75 million in the third quarter of 2018, compared to $38 million in third quarter of 2017. The increase in GAAP pre-tax income, adjusted EBITDA and revenues were primarily driven by growth in MediaAlpha’s P&C verticals, driven by increased demand from advertisers, and growth in the Health, Medicare and Life vertical, driven by strong contributions from assets acquired from Healthplans.com in the fourth quarter of 2017. Revenues from MediaAlpha’s P&C verticals were $42 million in the third quarter of 2018, compared to $23 million in the third quarter of 2017, while revenues from the Health, Medicare and Life vertical were $24 million in the third quarter of 2018 compared to $9 million in the third quarter of 2017.
MediaAlpha’s cost of sales is comprised primarily of revenue share based payments to partners, which are correlated to and vary with revenue volume. Cost of sales were $62 million in the third quarter of 2018, compared to $32 million in the third quarter of 2017. MediaAlpha's general and administrative expenses were $5 million in the third quarter of 2018, compared to $4 million in the third quarter of 2017.

MediaAlpha Results—Nine Months Ended September 30, 2018 versus Nine Months Ended September 30, 2017
MediaAlpha reported GAAP pre-tax income of $9 million and adjusted EBITDA of $25 million in the first nine months of 2018, compared to GAAP pre-tax loss of $3 million and adjusted EBITDA of $5 million in the first nine months of 2017. MediaAlpha reported revenues of $216 million in the first nine months of 2018, compared to $101 million in first nine months of 2017. The increase in GAAP pre-tax income, adjusted EBITDA and revenues were primarily driven by growth in MediaAlpha’s P&C verticals, driven by increased demand from advertisers, and growth in the Health, Medicare and Life vertical, driven by strong contributions from assets acquired from Healthplans.com in the fourth quarter of 2017. Revenues from MediaAlpha’s P&C verticals were $124 million in the first nine months of 2018, compared to $63 million in the first nine months of 2017, while revenues from the Health, Medicare and Life vertical were $66 million in the first nine months of 2018, compared to $26 million in the first nine months of 2017.
Cost of sales were $179 million in the first nine months of 2018, compared to $86 million in the first nine months of 2017. MediaAlpha's general and administrative expenses were $21 million in the first nine months of 2018, compared to $11 million in the first nine months of 2017. The increase was primarily driven by the recognition of non-cash equity-based compensation expense of $7 million in the first nine months of 2018.

Other Operations

The following table presents a summary of White Mountains’s financial results from its Other Operations segment for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2018	2017	2018	2017
Net investment income	$8.6	$8.9	$32.4	$30.8
Net realized and unrealized investment gains	70.2	31.7	37.3	99.3
Advertising and commission revenues	1.1	.9	3.0	2.7
Other revenues	.4	1.4	.6	6.3
Total revenues	80.3	42.9	73.3	139.1
Cost of sales	1.1	.9	2.9	2.7
General and administrative expenses	26.0	27.3	79.0	113.9
Amortization of other intangible assets	—	.1	.1	.1
Interest expense	—	.8	.3	1.2
Total expenses	27.1	29.1	82.3	117.9
Pre-tax income (loss)	$53.2	$13.8	$(9.0)	$21.2

Other Operations Results—Three Months Ended September 30, 2018 versus Three Months Ended September 30, 2017
White Mountains’s Other Operations segment reported pre-tax income of $53 million in the third quarter of 2018, compared to pre-tax income of $14 million in the third quarter of 2017. The change was driven primarily by higher investment returns in the third quarter of 2018. White Mountains’s Other Operations segment reported $70 million of net realized and unrealized investment gains in the third quarter of 2018, compared to $32 million of net realized and unrealized investment gains in the third quarter of 2017. White Mountains’s Other Operations segment reported $9 million of net investment income in both the third quarter of 2018 and the third quarter of 2017. See Summary of Investment Results on page 55. General and administrative expenses were $26 million in the third quarter of 2018, compared to $27 million in the third quarter of 2017.

Other Operations Results—Nine Months Ended September 30, 2018 versus Nine Months Ended September 30, 2017
White Mountains’s Other Operations segment reported pre-tax loss of $9 million in the first nine months of 2018, compared to pre-tax income of $21 million in the first nine months of 2017. The change was driven primarily by lower investment returns in the first nine months of 2018, partially offset by a reduction in general and administrative expenses. White Mountains’s Other Operations segment reported $37 million of net realized and unrealized investment gains in the first nine months of 2018, compared to $99 million of net realized and unrealized investment gains in the first nine months of 2017. White Mountains’s Other Operations segment reported $32 million of net investment income in the first nine months of 2018, compared to $31 million of net investment income in the first nine months of 2017. See Summary of Investment Results on page 55. General and administrative expenses were $79 million in the first nine months of 2018, which included $6 million of transaction costs related to the acquisition of NSM, compared to $114 million in the first nine months of 2017. The decrease was primarily driven by lower incentive compensation costs.

II. Summary of Investment Results

White Mountains’s total investment results include continuing operations and discontinued operations. OneBeacon’s investment results are included in discontinued operations for the first nine months of 2017. For purposes of discussing rates of return, all percentages are presented gross of management fees and trading expenses in order to produce a better comparison to benchmark returns, while all dollar amounts are presented net of management fees and trading expenses.
The following table presents the pre-tax investment returns for White Mountains’s consolidated portfolio, including the returns from discontinued operations, for the three and nine months ended September 30, 2018 and 2017:

Gross Investment Returns and Benchmark Returns(1)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Common equity securities	6.1%	4.3%	7.4%	14.4%
Other long-term investments	6.5%	(2.3)%	3.7%	(2.9)%
Total common equity securities and other long-term investments	6.2%	2.6%	6.6%	9.0%
S&P 500 Index (total return)	7.7%	4.5%	10.6%	14.2%

Fixed income investments	0.4%	1.0%	—%	3.0%
Bloomberg Barclays U.S. Intermediate Aggregate Index	0.1%	0.7%	(0.9)%	2.3%

Total consolidated portfolio	3.1%	1.4%	2.8%	4.3%
(1) For the 2018 periods, investment returns are calculated using a daily weighted average of investments held. For periods prior to 2018, investment returns are calculated using a quarterly weighted average of investments held.

 Investment Returns—Three and Nine Months Ended September 30, 2018 versus Three and Nine Months Ended September 30, 2017
White Mountains’s pre-tax total return on invested assets was 3.1% and 2.8% in the third quarter and first nine months of 2018 compared to 1.4% and 4.3% in the third quarter and first nine months of 2017. The returns for the third quarter of 2018 were driven primarily by White Mountains’ exposure to U.S. equity markets through its investments in ETFs as U.S. equity markets continued to rally in the quarter. Weak performance in non-U.S. common equity securities were offset by gains from private equity funds. The returns for the first nine months of 2018 were driven primarily by White Mountains’ exposure to U.S. equity markets through its investments in ETFs, which more than offset losses from non-U.S. common equity securities. The returns for the third quarter and first nine months of 2017 were driven primarily by strong results from common equity securities.

Common Equity Securities and Other Long-Term Investments Results
White Mountains maintains a portfolio of common equity securities and other long-term investments. White Mountains’s management believes that prudent levels of investments in common equity securities and other long-term investments are likely to enhance long-term after-tax total returns.
White Mountains’s portfolio of common equity securities and other long-term investments returned 6.2% and 6.6% for the third quarter and first nine months of 2018. White Mountains’s portfolio of common equity securities and other long-term investments returned 2.6% and 9.0% for the third quarter and first nine months of 2017. White Mountains’s portfolio of common equity securities and other long-term investments represented approximately 50%, 32% and 31% of total invested assets as of September 30, 2018, December 31, 2017 and September 30, 2017. The increase in this percentage is primarily attributable to management’s decision to add equity exposure over the period and a decline in the investment asset base due to the OneBeacon Transaction and share repurchase activity.
White Mountains’s portfolio of common equity securities primarily consists of passive ETFs and publicly-traded common equity securities that are actively managed by third party managers. White Mountains’s portfolio of common equity securities returned 6.1% and 7.4% for the third quarter and first nine months of 2018, underperforming the S&P 500 Index return of 7.7% and 10.6%. White Mountains’s portfolio of common equity securities returned 4.3% and 14.4% for the third quarter and first nine months of 2017, underperforming the S&P 500 Index return of 4.5% for the third quarter and outperforming the S&P 500 Index return of 14.2% for the first nine months of 2017.
White Mountains’s portfolio of ETFs seeks to provide investment results that, before expenses, generally correspond to the performance of broad market indices. As of September 30, 2018 and December 31, 2017, White Mountains had approximately $743 million and $570 million invested in ETFs. In the third quarter and first nine months of 2018 and 2017, the ETFs essentially earned the effective index return, before expenses, over the period in which White Mountains was invested in these funds.

White Mountains’s third party common equity manager relationships (the “actively managed common equity portfolios”) have been with Silchester International Investors (“Silchester”), who invests in value-oriented non-U.S. equity securities through a unit trust, and Lateef Investment Management, a growth at a reasonable price adviser managing a highly concentrated portfolio of mid-cap and large-cap growth companies. During the first quarter of 2017, White Mountains established a new third-party manager relationship with Lazard Asset Management (“Lazard”), to manage a Pan-European equity portfolio, of which the majority of the securities were denominated in Euros. In September 2017, White Mountains terminated its relationship with Lazard in order to concentrate its non-U.S. equity exposure in small to mid-cap international equities through other third-party managers. During the third quarter of 2017 and prior to terminating Lazard, White Mountains established a new third-party manager relationship with Highclere International Investors (“Highclere”), who invests in small to mid-cap equity securities listed in markets outside of the United States and Canada through a unit trust.
White Mountains’s actively managed common equity portfolios returned 2.8% and 1.8% for the third quarter and first nine months of 2018, underperforming the S&P 500 Index return of 7.7% and 10.6% for the comparable periods. The underperformance for both periods was primarily attributable to weak returns from White Mountains’s non-U.S. third party managers. White Mountains’s actively managed common equity portfolios returned 5.0% and 19.4% for the third quarter and first nine months 2017, outperforming the S&P 500 Index return of 4.5% and 14.2%, driven primarily by strong performance from White Mountains’s non-U.S. third party managers in both periods.
White Mountains entered into foreign currency forward contracts, which were recorded in other long-term investments, to manage its foreign currency exposure relating to the common equity portfolio managed by Lazard and a portion of the common equity portfolios managed by Silchester and Highclere. These foreign currency forward contracts were closed as of December 31, 2017.
White Mountains maintains a portfolio of other long-term investments that primarily consists of hedge funds, private equity funds and unconsolidated private capital investments. As of September 30, 2018, approximately 52% of these other long-term investments were in one long-short hedge fund and thirteen private equity funds, with a general emphasis on narrow, sector-focused funds.
White Mountains’s other long-term investments portfolio returned 6.5% and 3.7% for the third quarter and first nine months of 2018. The results for the third quarter of 2018 were driven primarily by gains from the Tuckerman Capital and Enlightenment Capital private equity funds, two investment management businesses in which White Mountains has limited and general partnership interests. The results for the first nine months of 2018 were driven primarily by gains from the Tuckerman Capital and Enlightenment Capital private equity funds and a long/short hedge fund, partially offset by losses from the foreign currency forward contract closed during the first quarter. White Mountains’s other long-term investments portfolio returned -2.3% and -2.9% for the third quarter and first nine months of 2017. The results for the third quarter and first nine months were primarily attributable to losses from foreign currency forward contracts, partially offset by a favorable mark-to-market adjustment to the OneBeacon surplus notes during the third quarter of 2017 and strong private equity fund and hedge fund results for the first nine months of 2017.

Fixed Income Results
White Mountains maintains a high quality, short-duration fixed income portfolio. As of September 30, 2018, the fixed income portfolio duration, including short-term investments, was 3.3 years compared to 3.4 years as of December 31, 2017 and 2.9 years as of September 30, 2017.
White Mountains’s fixed income portfolio returned 0.4% and 0.0% for the third quarter and first nine months of 2018, outperforming the longer duration Bloomberg Barclays U.S. Intermediate Aggregate Index return of 0.1% and -0.9%. Outperformance in both periods was driven by solid performance from White Mountains’s overweight exposure to debt securities issued by corporations coupled with the short duration positioning of its fixed income portfolio, which mitigated the adverse impact of rising interest rates.
White Mountains’s fixed income portfolio returned 1.0% and 3.0% for the third quarter and first nine months of 2017, outperforming the Bloomberg Barclays U.S. Intermediate Aggregate Index return of 0.7% and 2.3% as short-term yields rose in both periods. In the fourth quarter of 2017, White Mountains established a U.S. investment grade corporate bond portfolio with Principal Global Investors, LLC (“Principal”), a third party manager. As of September 30, 2018, the fair value of the Principal investment grade corporate bond investments was $247 million and the duration of the Principal investment grade corporate bond portfolio was approximately 4.5 years.

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

Foreign Currency Exposure

As of September 30, 2018, White Mountains had gross foreign currency exposure on approximately $276 million of net assets primarily relating to common equity securities managed by Silchester and Highclere, NSM’s foreign operations including the acquisition of Fresh Insurance and various other consolidated and unconsolidated private capital investments.
White Mountains may enter into foreign currency forward contracts to mitigate its foreign currency exposure on certain invested assets. In the fourth quarter of 2017, White Mountains closed the foreign currency forward contracts associated with the investment assets managed by Silchester and Highclere. In conjunction with the liquidation of the GBP investment grade corporate bond mandate managed by LGIM in the first quarter of 2018, White Mountains closed the associated foreign currency forward contract.
The following table presents the fair value of White Mountains’s foreign denominated assets as of September 30, 2018:

Currency (1) $ in millions	Fair Value	% of Common Shareholders’ Equity
GBP	$87.2	2.9%
JPY	60.8	2.0
EUR	59.6	2.0
All other	68.4	2.3
Total	$276.0	9.2%
(1) Includes net assets of NSM’s foreign operations, Wobi and Buzzmove.

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
White Mountains’s income tax benefit related to pre-tax income from continuing operations for the three months ended September 30, 2018 and pre-tax loss from continuing operations for the nine months ended September 30, 2018 represented an effective tax rate of (8.1)% and 1.2%. The effective tax rate was different from the current U.S. statutory rate of 21%, primarily due to a full valuation allowance on most of the net deferred tax assets at U.S. operations, withholding taxes and a tax benefit recorded at BAM.  For BAM, MSC and the related taxes thereon are recorded directly to non-controlling interest equity, while the valuation allowance on such taxes is recorded through the income statement. For the three and nine months ended September 30, 2018, BAM recorded a tax benefit of $2 million and $4 million associated with the valuation allowance on taxes related to MSC that is included in the effective tax rate. See Note 6 — “Income Taxes”.
White Mountains’s income tax benefit related to pre-tax income from continuing operations for the three and nine months ended September 30, 2017 represented effective tax rates of (47.6)% and (203.9)%. The effective tax rate was different from the 2017 U.S. statutory rate of 35%, primarily due to a full valuation allowance on all net deferred tax assets at U.S. operations, pre-tax income from continuing operations being near break-even and a tax benefit recorded at BAM. For BAM, MSC and the related taxes thereon are recorded directly to non-controlling interest equity, while the valuation allowance on such taxes is recorded through the income statement. For the three and nine months ended September 30, 2017, BAM recorded a tax benefit of $2 million and $7 million associated with the valuation allowance on taxes related to MSC that is included in the effective tax rate. See Note 6 — “Income Taxes”.

Discontinued Operations

Sirius Group Tax Contingency
In late October 2018, the Swedish Administrative Court ruled against Sirius Group on its appeal of the Swedish Tax Agency’s denial of certain interest deductions relating to periods prior to the sale of Sirius Group to CMI in 2016. In connection with the sale, White Mountains indemnified Sirius Group against the loss of these interest deductions. As a result, in the third quarter of 2018, White Mountains recorded a loss of $17 million within net (loss) gain on sale of discontinued operations reflecting the value of these interest deductions. Sirius Group intends to appeal the decision to the Swedish Administrative Court of Appeal.

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

Dividend Capacity

Following is a description of the dividend capacity of White Mountains’s reinsurance and other operating subsidiaries:

HG Global/BAM
At September 30, 2018, HG Global had $619 million face value of preferred shares outstanding, of which White Mountains owned 96.9%. Holders of the HG Global preferred shares receive cumulative dividends at a fixed annual rate of 6.0% on a quarterly basis, when and if declared by HG Global. HG Global did not declare or pay any preferred dividends in the first nine months of 2018. As of September 30, 2018, HG Global has accrued $275 million of dividends payable to holders of its preferred shares, $265 million of which is payable to White Mountains and eliminated in consolidation.
HG Re is a Special Purpose Insurer subject to regulation and supervision by the BMA, but does not require regulatory approval to pay dividends. However, HG Re’s dividend capacity is limited to amounts held outside of the collateral trusts pursuant to the FLRT with BAM. As of September 30, 2018, HG Re had statutory capital and surplus of $693 million, $742 million of assets held in the collateral trusts pursuant to the FLRT with BAM and less than $1 million of cash and investments held outside the collateral trusts.
BAM repaid $4.0 million of the BAM Surplus Notes and $1.0 million of the related accrued interest in 2017. There were no repayments during the nine months ended September 30, 2018.

NSM
During the period from White Mountains’s acquisition of NSM through September 30, 2018, NSM did not pay any dividends to its shareholders. As of September 30, 2018, NSM had $61 million of cash, of which $41 million was held in fiduciary trust accounts.

MediaAlpha
During the nine months ended September 30, 2018, MediaAlpha paid $12 million of dividends to its shareholders. White Mountains received $8 million of these dividends. As of September 30, 2018, MediaAlpha had $13 million of cash.

Other Operations
During the first quarter of 2018, White Mountains paid a $4 million common share dividend. As of September 30, 2018, the Company and its intermediate holding companies had $636 million of net unrestricted cash, short-term investments and fixed maturity investments, $1,044 million of common equity securities and $70 million of other long-term investments included in its Other Operations segment.

 Financing

The following table presents White Mountains’s capital structure as of September 30, 2018 and December 31, 2017:

($ in millions)	September 30, 2018	December 31, 2017
WTM Bank Facility	$—	$—
NSM Bank Facility, carrying value	147.3	—
MediaAlpha Bank Facility, carrying value	15.0	23.8
Other NSM debt	2.0	—
Total debt	164.3	23.8
Non-controlling interests—other, excluding mutuals	45.7	31.5
Total White Mountains’s common shareholders’ equity	2,984.0	3,492.5
Total capital	3,194.0	3,547.8
Time-value discount on expected future payments on the BAM Surplus Notes (1)	(146.3)	(157.0)
HG Global’s unearned premium reserve (1)	120.2	103.9
HG Global’s net deferred acquisition costs (1)	(29.4)	(24.3)
Total adjusted capital	$3,138.5	$3,470.4

Total debt to total adjusted capital	5.2%	0.7%
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
White Mountains had an unsecured revolving credit facility with a syndicate of lenders administered by Wells Fargo Bank, N.A., which had a total commitment of $425 million and a maturity date of August 14, 2018. White Mountains terminated the WTM Bank Facility on May 8, 2018 in conjunction with the tender offer completed on May 11, 2018. See Share Repurchases on page 61.
On May 11, 2018, NSM entered into a secured credit facility (the “NSM Bank Facility”) with Ares Capital Corporation in order to refinance NSM’s debt and to fund the acquisition of Fresh Insurance. The NSM Bank Facility is comprised of a term loan of $100 million, a delayed-draw term loan of $51 million to fund the Fresh Insurance acquisition and a revolving credit loan commitment of $10 million, under which NSM initially borrowed $2 million. The term loans under the NSM Bank Facility mature on May 11, 2024, and the revolving credit loan under the NSM Bank Facility matures on May 11, 2023. During the period from May 11, 2018 through September 30, 2018, NSM repaid $0.4 million on the term loans. During the period from May 11, 2018 through September 30, 2018, NSM repaid $2 million on the revolving credit loan. As of September 30, 2018, $151 million of term loans were outstanding and no revolving credit loans were outstanding under the NSM Bank Facility.
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
On June 15, 2018, NSM entered into an interest rate swap agreement to hedge its exposure to interest rate risk on its variable rate term loans. Under the terms of the swap agreement, NSM pays a fixed rate of 2.97% and receives a variable rate, which is reset monthly, based on based on then-current LIBOR. The variable rate received by NSM under the swap agreement was 2.07% at September 30, 2018. As of September 30, 2018, NSM’s blended interest rate on the outstanding term loan principal amount of $151 million was 6.69%, and 7.47% after consideration of the interest rate swap. See Note 7 — “Derivatives — NSM Interest Rate Swap”.
The NSM Bank Facility is secured by all property of the loan parties and contains various affirmative, negative and financial covenants that White Mountains considers to be customary for such borrowings, including a maximum consolidated total leverage ratio covenant.
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
The MediaAlpha Bank Facility consists of an $18 million term loan facility, which has an outstanding balance of $15 million as of September 30, 2018, and a revolving credit loan facility for $10 million, which was undrawn as of September 30, 2018. During the nine months ended September 30, 2018, MediaAlpha repaid $3 million on the term loan and $6 million on the revolving credit loan under the MediaAlpha Bank Facility.
The MediaAlpha Bank Facility is secured by intellectual property and the common stock of MediaAlpha’s subsidiaries, and contains various affirmative, negative and financial covenants that White Mountains considers to be customary for such borrowings, including a maximum leverage ratio covenant.

Covenant Compliance
As of September 30, 2018, White Mountains was in compliance with all of the covenants under all of its debt instruments.

NSM Bank Facility
The consolidated total leverage ratio in the NSM Bank Facility is determined by dividing NSM’s debt by its EBITDA, both as defined in the NSM Bank Facility.
Debt is defined to include indebtedness for borrowed money, due and payable earnouts on permitted acquisitions and various other adjustments specified in the NSM Bank Facility, less unrestricted cash and cash equivalents (“Bank Debt”). NSM’s Bank Debt was $134 million as of September 30, 2018.
EBITDA is defined to include adjusted EBITDA (see NON-GAAP FINANCIAL MEASURES on page 64) plus additional adjustments to (i) exclude certain expenses, including program start up and shutdown expenses, mergers and acquisition expenses, terminations and various other adjustments specified in NSM’s Bank Facility and (ii) include/exclude historical earnings of acquired/disposed companies (“Bank EBITDA”). NSM’s Bank EBITDA was $34 million for the trailing twelve months ended September 30, 2018.
The maximum consolidated total leverage ratio covenant as of September 30, 2018 was 5.5x. NSM’s actual consolidated total leverage ratio was 3.9x.

Share Repurchases

White Mountains’s board of directors has authorized the Company to repurchase its common shares from time to time, subject to market conditions. The repurchase authorizations do not have a stated expiration date. As of September 30, 2018, White Mountains may repurchase an additional 643,130 shares under these board authorizations. In addition, from time to time White Mountains has also repurchased its common shares through tender offers that were separately approved by its board of directors. On May 11, 2018, White Mountains completed a “modified Dutch auction” tender offer, through which it repurchased 575,068 of its common shares at a purchase price of $875 per share for a total cost of approximately $505 million, including expenses. Shares repurchased under this tender offer did not impact the remaining number of shares authorized for repurchase. This activity left White Mountains with $1.4 billion of undeployed capital as of September 30, 2018.
The following table presents common shares repurchased by the Company through the first 10 months of 2018 and 2017, as well as the average price per share as a percent of adjusted book value per share. For the second quarter of 2017, the average price per share as a percent of adjusted book value per share including the estimated gain from the sale of OneBeacon is presented.

Dates	Shares Repurchased	Cost (millions)	Average price per share	Percentage of adjusted book value per share, including estimated transaction gains (1)
1st quarter 2018	9,965	$8.4	$840.63	93%
2nd quarter 2018	575,068	504.7	877.78	96%
3rd quarter 2018	—	—	—	—%
Year-to-date September 30, 2018 (2)	585,033	513.1	877.14	95%
October 2018	—	—	—	N/A
Year-to-date October 31, 2018	585,033	$513.1	$877.14	95%
1st quarter 2017	7,699	$6.4	$836.05	105%
2nd quarter 2017	3,184	2.8	869.70	97%
3rd quarter 2017	821,842	714.7	869.60	96%
Year-to-date September 30, 2017	832,725	723.9	869.29	96%
October 2017	—	—	—	N/A
Year-to-date October 31, 2017(2)	832,725	723.9	869.29	98%
(1) Average price per share is expressed as a percentage of White Mountains's adjusted book value per share as of March 31, 2018 for the first quarter of 2018 and September 30, 2018 for all other 2018 periods presented and as of March 31, 2017 for the first quarter of 2017 and September 30, 2017 for all other 2017 periods presented. For the second quarter 2017, adjusted book value per share includes estimated gain from the sale of OneBeacon.
(2) Includes 9,965 and 10,883 common shares repurchased by the Company during the ten months of 2018 and 2017 to satisfy employee income tax withholding pursuant to employee benefit plans. Shares repurchased pursuant to employee benefit plans do not reduce the board authorization referred to above.

Cash Flows

Detailed information concerning White Mountains’s cash flows during the three months ended September 30, 2018 and 2017 follows:

Cash flows from continuing operations for the nine months ended September 30, 2018 and September 30, 2017
Net cash used in continuing operations was $31 million in the first nine months of 2018 compared to $64 million in the first nine months of 2017. Cash used from continuing operations decreased in the first nine months of 2018 compared to the first nine months of 2017, primarily due to $28 million in employee retirement payments paid in the first nine months of 2017 relative to 2018, which was partially offset by increased long-term incentive payments in 2018. White Mountains made long-term incentive payments totaling $28 million and $22 million during the first nine months of 2018 and 2017. White Mountains does not believe these trends will have a meaningful impact on its future liquidity or its ability to meet its future cash requirements.

Cash flows from investing and financing activities for the nine months ended September 30, 2018

Financing and Other Capital Activities
During the first nine months of 2018, the Company declared and paid a $4 million cash dividend to its common shareholders.
During the first nine months of 2018, White Mountains repurchased and retired 585,033 of its common shares for $513 million, which included 9,965 shares for $8 million repurchased under employee benefit plans for statutory withholding tax payments.
During the first nine months of 2018, BAM received $27 million in MSC.
During the first nine months of 2018, NSM borrowed $51 million under the NSM Bank Facility to fund the Fresh Insurance acquisition.
During the first nine months of 2018, NSM repaid $2 million on the revolving loan under the NSM Bank Facility.
During the first nine months of 2018, MediaAlpha paid $12 million of dividends to its shareholders, of which $8 million was paid to White Mountains.
During the first nine months of 2018, MediaAlpha repaid $3 million of the term loan and $6 million of the revolving loan under the MediaAlpha Bank Facility.
During the first nine months of 2018, Wobi borrowed 20 million Israeli New Shekels (“ILS”) (approximately $6 million) from White Mountains under an internal credit facility. In August 2018, White Mountains contributed ILS 91 million (approximately $25 million based on the spot rate at the date of contribution) to Wobi, which Wobi used to repay its internal credit facility to White Mountains, consisting of ILS 88 million of principal and ILS 3 million of accrued interest.

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

Invested Assets

As of September 30, 2018, approximately 89% of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs. Investments valued using Level 1 inputs include fixed maturity investments, primarily investments in U.S. Treasuries, short-term investments, which include U.S. Treasury Bills and common equity securities. Investments valued using Level 2 inputs include fixed maturity investments, which have been disaggregated into classes, including debt securities issued by corporations, mortgage and asset-backed securities, municipal obligations, and foreign government, agency and provincial obligations. Investments valued using Level 2 inputs also include certain passive exchange traded funds (“ETFs”) that track U.S. stock indices such as the S&P 500 but are traded on foreign exchanges, which management values using the fund manager’s published NAV to account for the difference in market close times. Fair value estimates for investments that trade infrequently and have few or no observable market prices are classified as Level 3 measurements. Investments valued using Level 3 fair value estimates are based upon unobservable inputs and include investments in certain fixed maturity investments, equity securities and other long-term investments where quoted market prices are unavailable or are not considered reasonable. Transfers between levels are based on investments held as of the beginning of the period.
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

White Mountains’s process to assess the reasonableness of the market prices obtained from the outside pricing sources covers substantially all of its fixed maturity investments and includes, but is not limited to, the evaluation of pricing methodologies and a review of the pricing services’ quality control procedures on at least an annual basis, a comparison of its invested asset prices obtained from alternate independent pricing vendors on at least a semi-annual basis, monthly analytical reviews of certain prices and a review of the underlying assumptions utilized by the pricing services for select measurements on an ad hoc basis throughout the year. White Mountains also performs back-testing of selected sales activity to determine whether there are any significant differences between the market price used to value the security prior to sale and the actual sale price on an ad-hoc basis throughout the year. Prices provided by the pricing services that vary by more than 5% and $0.5 million from the expected price based on these assessment procedures are considered outliers. Also considered outliers are prices that have not changed from period to period and prices that have trended unusually compared to market conditions. In circumstances where the results of White Mountains’s review process does not appear to support the market price provided by the pricing services, White Mountains challenges the vendor provided price. If White Mountains cannot gain satisfactory evidence to support the challenged price, it relies upon its own pricing methodologies to estimate the fair value of the security in question.
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
Adjusted book value per share is a non-GAAP financial measure which is derived by adjusting (i) the GAAP book value per share numerator and (ii) the common shares outstanding denominator, as described below. Beginning in 2017, the GAAP book value per share numerator has been adjusted (i) to include a discount for the time value of money arising from the expected timing of cash payments of principal and interest on the BAM surplus notes and (ii) to add back the unearned premium reserve, net of deferred acquisition costs, at HG Global. Under GAAP, White Mountains is required to carry the BAM surplus notes, including accrued interest, at nominal value with no consideration for time value of money. Based on a debt service model that forecasts operating results for BAM through maturity of the surplus notes, the present value of the BAM surplus notes, including accrued interest, was estimated to be $151 million, $155 million, $162 million and $167 million less than the nominal GAAP carrying values as of September 30, 2018, June 30, 2018, December 31, 2017, and September 30, 2017, respectively. The value of HG Global’s unearned premium reserve, net of deferred acquisition costs, was $94 million, $93 million, $82 million and $71 million as of September 30, 2018, June 30, 2018, December 31, 2017, and September 30, 2017, respectively. White Mountains believes these adjustments are useful to management and investors in analyzing the intrinsic value of HG Global, including the value of the surplus notes and the value of the in-force business at HG Re, HG Global’s reinsurance subsidiary. The denominator used in the calculation of adjusted book value per share equals the number of common shares outstanding adjusted to exclude unearned restricted common shares, the compensation cost of which, at the date of calculation, has yet to be amortized. Restricted common shares are earned on a straight-line basis over their vesting periods. The reconciliation of GAAP book value per share to adjusted book value per share is included on page 42.
Gross written premiums and MSC from new business is a non-GAAP financial measure, which is derived by adjusting gross written premiums (i) to add MSC (ii) to include the present value of future installment MSC not yet collected and (iii) to exclude the impact of gross written premium adjustments related to policies closed in prior periods. White Mountains believes these adjustments are useful to investors in evaluating the pricing of new business closed during the period. The reconciliation of GAAP gross written premiums to gross written premiums and MSC from new business is included on page 48.

Adjusted EBITDA is a non-GAAP financial measure, which is defined as net income (loss) excluding interest expense on debt, income tax benefit (expense), depreciation and amortization, and certain adjustments at NSM and MediaAlpha. In the case of NSM, adjusted EBITDA also excludes the change in the fair value of NSM’s contingent consideration earnout liabilities related to prior transactions. In the case of MediaAlpha, adjusted EBITDA also excludes non-cash equity-based compensation expense. White Mountains believes that adjusted EBITDA is useful to management and investors in analyzing NSM’s and MediaAlpha’s fundamental economic performance. White Mountains believes that investors commonly use adjusted EBITDA as a supplemental measurement to evaluate the overall operating performance of companies within the same industry. See page 52 for the reconciliation of NSM’s GAAP net income (loss) to adjusted EBITDA and page 53 for the reconciliation of MediaAlpha’s GAAP net income (loss) to adjusted EBITDA.
Total capital at White Mountains is comprised of White Mountains’s common shareholders’ equity, debt and non-controlling interests other than non-controlling interests attributable to mutuals. Total adjusted capital is a non-GAAP financial measure, which is derived by adjusting total capital (i) to include a discount for the time value of money arising from the expected timing of cash payments of principal and interest on the BAM Surplus Notes and (ii) to add back the unearned premium reserve, net of deferred acquisition costs, at HG Global. The reconciliation of total capital to total adjusted capital is included on page 59.

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
There were no significant changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended September 30, 2018.

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes to any of the risk factors previously disclosed in the Registrant’s 2017 Annual Report on Form 10-K.

Item 2.	Issuer Purchases of Equity Securities.

Months	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (1)
July 1-July 31, 2018	—	$—	—	643,130
August 1-August 31, 2018	—	$—	—	643,130
September 1-September 30, 2018	—	$—	—	643,130
Total	—	$—	—	643,130
(1) White Mountains’s board of directors has authorized the Company to repurchase its common shares, from time to time, subject to market conditions. The repurchase authorizations do not have a stated expiration date.

Item 3. Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a)	Exhibit number		Name
	2	—	Plan of Reorganization (incorporated by reference herein to the Company’s Registration Statement on S-4 (No. 333-87649) dated September 23, 1999)
	3.1	—	Memorandum of Continuance of the Company (incorporated by reference herein to Exhibit (3)(i) of the Company’s Current Report on Form 8-K dated November 1, 1999)
	3.2	—	Amended and Restated Bye-Laws of the Company (incorporated by reference herein to Exhibit 3 of the Company’s Report on Form 10-Q dated May 2, 2017)
	10	—
Credit Agreement Dated as of May 11, 2018 among NSM Insurance Group, LLC, as the Borrower, NSM Insurance Holdco, LLC, as Holdings, Ares Capital Corporation, as Administrative Agent, and the Lenders and L/C Issuers Party Hereto from Time to Time (incorporated by reference herein to Exhibit 10 of the Company’s Report on Form 10-Q dated August 7, 2018)

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
The following financial information from White Mountains’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in XBRL: (i) Consolidated Balance Sheets, September 30, 2018 and December 31, 2017; (ii) Consolidated Statements of Operations and Comprehensive Income, Three and Nine Months Ended September 30, 2018 and 2017; (iii) Consolidated Statements of Changes in Equity, Nine Months Ended September 30, 2018 and 2017; (iv) Consolidated Statements of Cash Flows, Nine Months Ended September 30, 2018 and 2017; and (v) Notes to Consolidated Financial Statements. *

*	Included herein
**	Not included as an exhibit as the information is contained elsewhere within this report. See Note 9 — “Earnings Per Share” of the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
(Registrant)

Date:	November 5, 2018	By: /s/ J. Brian Palmer
J. Brian Palmer
Managing Director and Chief Accounting Officer