Form 10-Q
period 2019-03-31
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2019-05-06
CIK 776867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2019

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
Commission file number 1-8993

WHITE MOUNTAINS INSURANCE GROUP LTD.
(Exact name of Registrant as specified in its charter)

Bermuda	94-2708455
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
80 South Main Street,	03755-2053
Hanover, New Hampshire	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (603) 640-2200

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, par value $1.00	WTM	New York Stock Exchange
per share		Bermuda Stock Exchange

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

As of May 2, 2019, 3,181,199 common shares with a par value of $1.00 per share were outstanding (which includes 41,495 restricted common shares that were not vested at such date).

WHITE MOUNTAINS INSURANCE GROUP, LTD.

Part I.FINANCIAL INFORMATION.

Item 1.	Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
Millions, except share and per share amounts
Assets	Unaudited
Financial Guarantee (HG Global/BAM)
Fixed maturity investments, at fair value	$737.6	$701.4
Short-term investments, at fair value	31.8	66.9
Total investments	769.4	768.3
Cash	10.4	12.5
Insurance premiums receivable	6.5	6.4
Deferred acquisition costs	19.6	19.0
Accrued investment income	5.4	4.9
Accounts receivable on unsettled investment sales	6.1	—
Other assets	17.1	5.1
Total Financial Guarantee assets	834.5	816.2

Specialty Insurance Distribution (NSM)
Short-term investments, at fair value	—	1.7
Cash (restricted $60.8 and $50.0)	84.5	66.2
Premium and commission receivable	51.9	44.0
Goodwill and other intangible assets	488.7	486.2
Other assets	36.0	28.9
Total Specialty Insurance Distribution assets	661.1	627.0

Marketing Technology (MediaAlpha)
Cash	—	5.7
Accounts receivable from publishers and advertisers	—	37.0
Goodwill and other intangible assets	—	43.4
Other assets	—	2.3
Total Marketing Technology assets	—	88.4

Other Operations
Fixed maturity investments, at fair value	394.4	376.1
Short-term investments, at fair value	238.0	145.6
Common equity securities, at fair value	905.0	925.6
Other long-term investments	497.6	325.6
Total investments	2,035.0	1,772.9
Cash	37.3	25.9
Accrued investment income	5.9	5.5
Accounts receivable on unsettled investment sales	2.1	—
Goodwill and other intangible assets	21.5	7.9
Other assets	29.0	15.5
Assets held for sale	3.3	3.3
Total Other Operations assets	2,134.1	1,831.0
Total assets	$3,629.7	$3,362.6
 See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	March 31, 2019	December 31, 2018
Millions, except share and per share amounts
Liabilities	Unaudited
Financial Guarantee (HG Global/BAM)
Unearned insurance premiums	$179.6	$176.0
Accrued incentive compensation	10.1	20.4
Accounts payable on unsettled investment purchases	1.6	2.2
Other liabilities	28.1	13.9
Total Financial Guarantee liabilities	219.4	212.5

Specialty Insurance Distribution (NSM)
Debt	184.5	178.5
Premiums payable	93.4	77.2
Contingent consideration earnout liabilities	27.5	20.2
Other liabilities	46.1	38.9
Total Specialty Insurance Distribution liabilities	351.5	314.8

Marketing Technology (MediaAlpha)
Debt	—	14.2
Amounts due to publishers and advertisers	—	27.0
Other liabilities	—	5.7
Total Marketing Technology liabilities	—	46.9

Other Operations
Debt	10.9	—
Accrued incentive compensation	26.1	38.9
Accounts payable on unsettled investment purchases	4.0	5.0
Other liabilities	39.5	26.3
Total Other Operations liabilities	80.5	70.2
Total liabilities	651.4	644.4

Equity
White Mountains’s common shareholders’ equity
White Mountains’s common shares at $1 par value per share—authorized 50,000,000 shares; issued and outstanding 3,181,199 and 3,173,115 shares	3.2	3.2
Paid-in surplus	582.6	580.8
Retained earnings	2,542.3	2,264.9
Accumulated other comprehensive loss, after-tax:
Net unrealized foreign currency translation losses and interest rate swap	(6.1)	(5.8)
Total White Mountains’s common shareholders’ equity	3,122.0	2,843.1
Non-controlling interests	(143.7)	(124.9)
Total equity	2,978.3	2,718.2
Total liabilities and equity	$3,629.7	$3,362.6
See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
Millions	2019	2018
Revenues:
Financial Guarantee (HG Global/BAM)
Earned insurance premiums	$4.2	$3.0
Net investment income	5.3	3.7
Net realized and unrealized investment gains (losses)	11.8	(7.9)
Other revenues	.6	.2
Total Financial Guarantee revenues	21.9	(1.0)
Specialty Insurance Distribution (NSM)
Commission revenues	43.3	—
Other revenues	6.0	—
Total Specialty Insurance Distribution revenues	49.3	—
Marketing Technology (MediaAlpha)
Advertising and commission revenues	48.8	70.1
Other revenues	—	1.6
Total Marketing Technology revenues	48.8	71.7
Other Operations
Net investment income	10.7	16.0
Net realized and unrealized investment gains (losses)	119.1	(45.8)
Realized and unrealized gains from the MediaAlpha Transaction	182.2	—
Advertising and commission revenues	1.3	.9
Other revenues	.3	.3
Total Other Operations revenues	313.6	(28.6)
Total revenues	433.6	42.1

Expenses:
Financial Guarantee (HG Global/BAM)
Insurance acquisition expenses	1.3	1.4
General and administrative expenses	14.4	11.9
Total Financial Guarantee expenses	15.7	13.3
Specialty Insurance Distribution (NSM)
General and administrative expenses	25.1	—
Broker commission expense	15.7	—
Change in fair value of contingent consideration earnout liabilities	1.3	—
Amortization of other intangible assets	5.0	—
Interest expense	3.7	—
Total Specialty Insurance Distribution expenses	50.8	—
Marketing Technology (MediaAlpha)
Cost of sales	40.6	57.4
General and administrative expenses	12.5	11.2
Amortization of other intangible assets	1.6	2.9
Interest expense	.2	.4
Total Marketing Technology expenses	54.9	71.9
Other Operations
Cost of sales	1.1	.7
General and administrative expenses	29.4	22.0
Interest expense	—	.2
Total Other Operations expenses	30.5	22.9
Total expenses	151.9	108.1
Pre-tax income (loss) from continuing operations	281.7	(66.0)
Income tax expense	(10.2)	(.7)
Net income (loss) from continuing operations	271.5	(66.7)
Net gain from sale of discontinued operations, net of tax	.7	.1
Net income (loss)	272.2	(66.6)
Net loss attributable to non-controlling interests	12.2	18.6
Net income (loss) attributable to White Mountains’s common shareholders	$284.4	$(48.0)
See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
Millions	2019	2018
Net income (loss) attributable to White Mountains’s common shareholders	$284.4	$(48.0)
Other comprehensive loss, net of tax	(.3)	—
Comprehensive income	284.1	(48.0)
Comprehensive income (loss) attributable to non-controlling interests	—	—
Comprehensive income (loss) attributable to White Mountains’s common shareholders	$284.1	$(48.0)
See Notes to Consolidated Financial Statements.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
EARNINGS PER SHARE (Unaudited)

	Three Months Ended March 31,
	2019	2018
Basic earnings (loss) per share
Continuing operations	$89.42	$(12.85)
Discontinued operations	.22	.03
Total consolidated operations	$89.64	$(12.82)
Diluted earnings (loss) per share
Continuing operations	$89.42	$(12.85)
Discontinued operations	.22	.03
Total consolidated operations	$89.64	$(12.82)
Dividends declared and paid per White Mountains’s common share	$1.00	$1.00
See Notes to Consolidated Financial Statements.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	White Mountains’s Common Shareholders’ Equity
Millions	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Non-controlling interest	Total Equity
Balance at January 1, 2019	$584.0	$2,264.9	$(5.8)	$2,843.1	$(124.9)	$2,718.2
Net income (loss)	—	284.4	—	284.4	(12.2)	272.2
Net change in foreign currency translation and other	—	—	(.3)	(.3)	—	(.3)
Total comprehensive income (loss)	—	284.4	(.3)	284.1	(12.2)	271.9
Dividends declared on common shares	—	(3.2)	—	(3.2)	—	(3.2)
Dividends to non-controlling interests	—	—	—	—	(.5)	(.5)
Repurchases and retirements of common shares	(1.0)	(3.8)	—	(4.8)	—	(4.8)
Capital contributions from BAM members, net of tax	—	—	—	—	6.8	6.8
Net contributions from non-controlling interests	—	—	—	—	.7	.7
Amortization of restricted share awards	2.5	—	—	2.5	—	2.5
Recognition of equity-based units of subsidiary	.3	—	—	.3	—	.3
Effect of deconsolidation of MediaAlpha	—	—	—	—	(13.8)	(13.8)
Acquisition of non-controlling interests	—	—	—	—	.2	.2
Balance at March 31, 2019	$585.8	$2,542.3	$(6.1)	$3,122.0	$(143.7)	$2,978.3

	White Mountains’s Common Shareholders’ Equity
Millions	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Non-controlling interest	Total Equity
Balance at January 1, 2018	$670.6	$2,823.2	$(1.3)	$3,492.5	$(131.7)	$3,360.8
Net loss	—	(48.0)	—	(48.0)	(18.6)	(66.6)
Net change in foreign currency translation and other	—	—	—	—	—	—
Total comprehensive loss	—	(48.0)	—	(48.0)	(18.6)	(66.6)
Dividends declared on common shares	—	(3.8)	—	(3.8)	—	(3.8)
Dividends to non-controlling interests	—	—	—	—	(.3)	(.3)
Repurchases and retirements of common shares	(1.9)	(6.4)	—	(8.3)	—	(8.3)
Capital contributions from BAM members, net of tax	—	—	—	—	4.2	4.2
Amortization of restricted share awards	3.4	—	—	3.4	—	3.4
Recognition of equity-based units of subsidiary	4.1	—	—	4.1	2.3	6.4
Dilution from equity-based units of subsidiary	(.9)	—	—	(.9)	.9	—
Balance at March 31, 2018	$675.3	$2,765.0	$(1.3)	$3,439.0	$(143.2)	$3,295.8
See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
Millions	2019	2018
Cash flows from operations:
Net income (loss)	$272.2	$(66.6)
Adjustments to reconcile net income to net cash used for operations:
Net realized and unrealized investment (gains) losses	(245.6)	53.7
Realized gain from the MediaAlpha Transaction	(66.2)	—
Deferred income expense (benefit)	7.5	(.8)
Net gain from sale of discontinued operations, net of tax	(.7)	(.1)
Amortization of restricted share and option awards	2.8	3.2
Amortization and depreciation	8.3	4.8
Other operating items:
Net change in unearned insurance premiums	3.6	3.4
Net change in deferred acquisition costs	(.6)	(1.1)
Net change in restricted cash	10.8	—
Net change in other assets and liabilities, net	(33.2)	(41.3)
Net cash used for operations - continuing operations	(41.1)	(44.8)
Net cash provided from operations - discontinued operations	—	.1
Net cash (used for) provided from operations	(41.1)	(44.7)
Cash flows from investing activities:
Net change in short-term investments	(55.3)	(587.5)
Sales of fixed maturity and convertible investments	93.0	1,266.5
Maturities, calls and paydowns of fixed maturity and convertible investments	25.6	40.6
Sales of common equity securities	136.5	14.4
Distributions and redemptions of other long-term investments and settlements of forward contracts	1.9	(6.9)
Net settlement of investment cash flows and contributions with discontinued operations	—	.1
Purchases of other long-term investments	(60.6)	(46.0)
Purchases of common equity securities	(4.6)	(109.4)
Purchases of fixed maturity and convertible investments	(152.3)	(537.1)
Purchases of consolidated subsidiaries, net of cash acquired of $0.4	(9.6)	—
Other investing activities, net	(17.4)	42.8
Net cash provided from investing activities - continuing operations	(42.8)	77.5
Net cash used for investing activities - discontinued operations	—	(.1)
Net cash provided from investing activities	(42.8)	77.4
Cash flows from financing activities:
Draw down of debt and revolving line of credit	106.5	—
Repayment of debt and revolving line of credit	(14.8)	(2.3)
Cash dividends paid to the Company’s common shareholders	(3.2)	(3.8)
Distribution to non-controlling interest shareholders	(27.6)	—
Repurchase of shares from non-controlling interest shareholders	(21.1)	—
Proceeds from issuance of shares to non-controlling interest shareholders	62.7	—
Capital contributions to non-controlling interest shareholders	.7	—
Capital contributions from BAM members	7.9	4.9
Fidus Re premium payment	(.7)	—
Restricted share statutory withholding tax payments	(4.9)	(8.4)
Net cash used for financing activities - continuing operations	105.5	(9.6)
Net cash used for financing activities - discontinued operations	—	—
Net cash used for financing activities	105.5	(9.6)
Effect of exchange rate changes on cash	.3	—
Net change in cash during the period - continuing operations, including the effect of exchange rate changes	21.9	23.1
Cash balances at beginning of period (includes restricted cash balances of $50.0 and $0.0)	110.3	97.1
Cash balances at end of period (includes restricted cash balances of $60.8 and $0.0)	$132.2	$120.2
Supplemental cash flows information:
Interest paid	$(3.7)	$(.3)
Net income tax refunds	$—	$.2

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
Intercompany transactions have been eliminated in consolidation. Certain amounts in the prior period financial statements have been reclassified to conform to the current presentation. These interim financial statements include all adjustments considered necessary by management to fairly state the financial position, results of operations and cash flows of White Mountains. These interim financial statements may not be indicative of financial results for the full year and should be read in conjunction with the Company’s 2018 Annual Report on Form 10-K.

Business Combinations
White Mountains accounts for purchases of businesses using the acquisition method, which requires the measurement of assets acquired, including goodwill and other intangible assets, and liabilities assumed, including contingent liabilities, at their estimated fair values as of the acquisition date. The acquisition date fair values represent management’s best estimates and are based upon established valuation techniques, reasonable assumptions and, where appropriate, valuations performed by independent third parties. In circumstances where additional information is required in order to determine the acquisition date fair value of balance sheet amounts, provisional amounts may be recorded as of the acquisition date and may be subject to subsequent adjustment throughout the measurement period, which is one year from the acquisition date. Measurement period adjustments are recognized in the period in which they are determined. The results of operations and cash flows of businesses acquired are included in the consolidated financial statements from the date of acquisition.

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

Reportable Segments
White Mountains has determined its reportable segments based on the nature of the underlying businesses, the manner in which the Company’s subsidiaries and affiliates are organized and managed and the organization of the financial information provided to the chief operating decision maker to assess performance and make decisions regarding allocation of resources. White Mountains’s reportable segments are HG Global/BAM, NSM, MediaAlpha (through February 26, 2019) and Other Operations. See Note 14 — “Segment Information”.

The HG Global/BAM segment consists of HG Global Ltd. and its wholly-owned subsidiaries (“HG Global”) and the consolidated results of Build America Mutual Assurance Company (“BAM”) (collectively, “HG Global/BAM”). BAM is the first and only mutual municipal bond insurance company in the United States. By insuring the timely payment of principal and interest, BAM provides market access to, and lowers interest expense for, issuers of municipal bonds used to finance essential public purposes such as schools, utilities and transportation facilities. BAM is owned by and operated for the benefit of its members, the municipalities that purchase BAM’s insurance for their debt issuances. HG Global was established to fund the startup of BAM and, through its wholly-owned subsidiary, HG Re Ltd. (“HG Re”), to provide up to 15%-of-par, first loss reinsurance protection for policies underwritten by BAM. HG Global, together with its subsidiaries, provided the initial capitalization of BAM through the purchase of $503.0 million of surplus notes issued by BAM (the “BAM Surplus Notes”). As of March 31, 2019, $481.3 million of the surplus notes remain outstanding. As of March 31, 2019 and December 31, 2018, White Mountains owned 96.9% of HG Global’s preferred equity and 88.4% of its common equity. White Mountains does not have an ownership interest in BAM. However, White Mountains is required to consolidate BAM’s results in its financial statements because BAM is a VIE for which White Mountains is the primary beneficiary. BAM’s results are attributed to non-controlling interests.
The NSM segment consists of NSM Insurance HoldCo, LLC and its wholly-owned subsidiaries (collectively, “NSM”). NSM is a full-service managing general underwriting agency (“MGU”) and program administrator for specialty property and casualty insurance. The company places insurance in niche sectors such as specialty transportation, social services and real estate. On behalf of its insurance carrier partners, NSM manages all aspects of the placement process, including product development, marketing, underwriting, policy issuance and claims. NSM earns commissions based on the volume and profitability of the insurance that it places. NSM does not take insurance risk. As of March 31, 2019 and December 31, 2018, White Mountains owned 95.3% and 95.5% of the basic units outstanding of NSM (84.8% and 85.0% on a fully diluted, fully converted basis). The NSM segment also includes White Mountains Catskill Holdings, Inc., the immediate holding company of NSM. See Note 2 — “Significant Transactions”.
The MediaAlpha segment consisted of QL Holdings LLC and its wholly-owned subsidiary QuoteLab, LLC (collectively “MediaAlpha”). MediaAlpha is a marketing technology company that develops technology that enables the programmatic buying and selling of vertical-specific, performance-based media between advertisers (buyers of advertising inventory) and publishers (sellers of advertising inventory) through cost-per-click, cost-per-call and cost-per-lead pricing models. MediaAlpha’s media buying platform enables advertisers to create and automate data-driven bidding strategies designed to improve the efficiency and enhance overall performance of their marketing campaigns that target high-intent consumers at the time and place they are ready to purchase. MediaAlpha’s publisher platform is used by publishers to sell their vertical-specific, performance-based media to advertisers through transparent, programmatic, auction-based marketplaces. White Mountains deconsolidated MediaAlpha on February 26, 2019. White Mountains’s consolidated statement of comprehensive income and its segment disclosures include MediaAlpha’s results of operations for the period from January 1, 2019 through February 26, 2019. See Note 2 — “Significant Transactions”.
The Other Operations segment consists of the Company and its wholly-owned subsidiary, White Mountains Capital, Inc. (“WM Capital”), its intermediate holding companies, its wholly-owned investment management subsidiary, White Mountains Advisors LLC (“WM Advisors”), investment assets managed by WM Advisors, its interests in PassportCard Limited (“PassportCard”) and DavidShield Life Insurance Agency (2000) Ltd. (“DavidShield”) (collectively, “PassportCard/ DavidShield”) and Kudu Investment Management, LLC (“Kudu”), certain other consolidated and unconsolidated entities and certain other strategic investments.

Discontinued Operations and Assets Held for Sale
On April 18, 2016, White Mountains completed its sale of Sirius International Insurance Group, Ltd. (“Sirius Group”) to CM International Pte. Ltd. and CM Bermuda Limited (collectively “CMI”), the Singapore-based investment arm of China Minsheng Investment Corp., Ltd. Adjustments to the gain on sale subsequent to the transaction have also been classified within discontinued operations.
White Mountains has classified its Guilford, Connecticut property, which consists of an office building and adjacent land, as held for sale as of March 31, 2019 and December 31, 2018. See Note 17 — “Held for Sale and Discontinued Operations”.

Derivatives
White Mountains holds from time to time derivative financial instruments for risk management purposes. White Mountains recognizes all derivatives as either assets or liabilities on the balance sheet measured at fair value. During the quarter ended June 30, 2018, White Mountains entered into an interest rate swap to hedge its exposure to the interest rate risk associated with the interest payments on NSM’s variable rate debt. In order to qualify for hedge accounting, a derivative instrument must be both highly effective in offsetting the exposure to the hedged risk and designated as a hedge at inception. The NSM interest rate swap meets both of these requirements and is being accounted for as a hedge. Changes in the fair value of the swap are recognized in other comprehensive income. White Mountains formally evaluates the relationship between derivatives used as hedges and the related hedged cash flows, including its risk-management objective and strategy for undertaking a hedging transaction. White Mountains assesses the effectiveness of the hedging transaction at both inception and on an ongoing basis. White Mountains also held certain foreign currency forward contracts, which were held for risk management purposes, but not designated as hedges. These contracts were measured at fair value with the changes therein recognized through current period pre-tax income. See Note 7 — “Derivatives”.

Reinsurance Contracts Accounted for as Deposits
Reinsurance contracts that do not meet the risk transfer requirements necessary to be accounted for as reinsurance are accounted for using the deposit method under GAAP. BAM entered into a reinsurance contract agreement with Fidus Reinsurance Ltd. (“Fidus Re”) during the quarter ended June 30, 2018, which is accounted for using the deposit method. See Note 8 — “Municipal Bond Guarantee Insurance”. The nonrefundable consideration paid by BAM to Fidus Re is charged to financing expense within general and administrative expenses.

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

Significant Accounting Policies

Refer to the Company’s 2018 Annual Report on Form 10-K for a complete discussion regarding White Mountains’s significant accounting policies.

Recently Adopted Changes in Accounting Principles

Leases
On January 1, 2019, White Mountains adopted ASU 2016-02, Leases (ASC 842), which requires lessees to recognize lease assets and liabilities on the balance sheet for both operating and financing leases, with the exception of leases with an original term of 12 months or less. White Mountains elected the optional transition method that permits prospective adoption with recognition of a cumulative effect adjustment to the opening balance of retained earnings. As a result, White Mountains has presented comparative periods prior to adoption in accordance with previous lease accounting guidance. White Mountains also elected all available practical expedients permitted under ASC 842, which allowed White Mountains to carryforward its historical lease classification and not reassess leases for the definition of a lease under the new guidance. As of January 1, 2019 and March 31, 2019, White Mountains recognized $23.2 million and $21.5 million of lease right-of-use assets and $23.2 million and $21.8 million of lease liabilities. Adoption of ASU 2016-02 did not result in an adjustment to opening retained earnings.

Premium Amortization on Callable Debt Securities
On January 1, 2019, White Mountains adopted ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities (ASC 310-20), which changes the amortization period for certain purchased callable debt securities. Under the new guidance, for investments in callable debt securities held at a premium, the premium is amortized over the period to the earliest call date. The new guidance does not change the amortization period for callable debt securities held at a discount. Adoption of ASU 2017-08 did not have any impact on White Mountains’s financial statements.

Revenue Recognition
On January 1, 2018, White Mountains adopted ASU 2014-09, Revenue from Contracts with Customers (ASC 606), which modifies the guidance for revenue recognition. Under ASU 2014-09, revenue is recognized at an amount that reflects the consideration to which an entity expects to be entitled once it fulfills its performance obligations under the terms of its contract with the customer. The scope of the new guidance includes agent commissions and other non-insurance revenues. Adoption of ASU 2014-09 did not have any impact on White Mountains’s financial statements.
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

Cash Flow Statement
On January 1, 2018, White Mountains adopted ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (ASC 230), which addresses the classification and presentation of certain items, including debt prepayment and extinguishment costs, contingent consideration payments made after a business combination and distributions received from equity method investees, for which there was diversity in practice prior to the issuance of ASU 2016-15. Also on January 1, 2018, White Mountains adopted ASU 2016-18, Statement of Cash Flows: Restricted Cash (ASC 230), which modifies the guidance for the treatment of restricted cash amounts in the cash flow statement. The new guidance requires restricted cash to be included in the reconciliation of beginning and end-of-period amounts presented on the statement of cash flows and requires a description of the nature of the changes in restricted cash during the periods presented. Adoption of ASU 2016-15 and ASU 2016-18 did not have any impact on White Mountains’s statement of cash flows.

Financial Instruments - Recognition and Measurement
On January 1, 2018, White Mountains adopted ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (ASC 825-10), which modifies the guidance for financial instruments, including investments in equity securities. Under the new guidance, all equity securities with readily determinable fair values are required to be measured at fair value with changes therein recognized through current period earnings. In addition, the new ASU requires a qualitative assessment for equity securities without readily determinable fair values to identify impairment, and for impaired equity securities to be measured at fair value. White Mountains measures its portfolio of investment securities at fair value with changes therein recognized through current period earnings and, accordingly, adoption of ASU 2016-01 did not have any impact on White Mountains’s financial statements.

Recently Issued Accounting Pronouncements

Goodwill
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (ASC 350), which changes the guidance on goodwill impairment testing. Under the new guidance, the qualitative assessment of the recoverability of goodwill remains the same. However, the second step required under the existing guidance has been eliminated. Goodwill is considered impaired if the carrying value exceeds the estimated fair value. The new guidance is effective for fiscal years beginning after December 15, 2019.

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

Note 2. Significant Transactions

Acquisitions

NSM
On May 11, 2018, White Mountains acquired 95.0% of the basic units outstanding of NSM. White Mountains funded the acquisition through a combination of cash on hand and new borrowings by NSM. White Mountains paid $274.2 million of cash consideration for its equity interest in NSM, and NSM borrowed $100.0 million in new debt as part of the transaction. During the three months ended September 30, 2018, White Mountains recorded a purchase price adjustment of an additional $2.1 million. White Mountains recognized total assets acquired related to NSM of $495.2 million, including $383.0 million of goodwill and other intangible assets, total liabilities assumed of $204.6 million, including contingent consideration earnout liabilities related to NSM’s previous acquisitions of its U.K.-based operations, of $10.2 million, and non-controlling interest of $14.4 million reflecting acquisition date fair values. In connection with the acquisition, White Mountains incurred transaction costs of $6.3 million in the Other Operations segment, which were expensed in the three months ended June 30, 2018.
On May 18, 2018, NSM acquired 100% of Fresh Insurance Services Group Limited (“Fresh Insurance”), an insurance broker that specializes in non-standard personal lines products, motor trade, and van insurance in the United Kingdom, for upfront cash consideration of $49.6 million. NSM borrowed $51.0 million in new debt to fund the transaction. During the three months ended March 31, 2019, NSM paid a purchase price adjustment of $0.7 million. The purchase price is subject to additional adjustments based upon growth in EBITDA during two earnout periods, ending in February 2020 and February 2022. NSM recognized total assets acquired related to Fresh Insurance of $72.6 million, including $54.6 million of goodwill and other intangible assets, and total liabilities assumed of $22.3 million, reflecting acquisition date fair values. In connection with the acquisition, NSM recorded a contingent consideration earnout liability of $7.5 million.
On December 3, 2018, NSM acquired all the net assets of KBK Insurance Group (“KBK”), a specialized MGU focused on the towing and transportation space, for upfront cash consideration of $60.0 million. In order to partially fund the KBK transaction, White Mountains contributed $29.0 million. NSM borrowed $30.1 million in new debt as part of the transaction. White Mountains recognized $59.4 million of goodwill and other intangible assets, reflecting acquisition date fair values, for which the relative fair values of goodwill and other intangible assets had not yet been determined as of December 31, 2018. During the three months ended March 31, 2019, NSM recorded a purchase price adjustment of $5.9 million relating to the fair value of the contingent consideration earnout liability in connection with the acquisition, which was not previously determined. As of March 31, 2019, White Mountains has determined that the relative values of goodwill and other intangible assets recorded in connection with the KBK transaction are $32.6 million and $32.7 million, reflecting acquisition date fair value. The purchase price is subject to additional adjustments based upon growth in EBITDA during three earnout periods ending in December 2019, December 2020 and December 2021.
The contingent consideration earnout liabilities related to these acquisitions are subject to adjustment based upon EBITDA, EBITDA projections, and present value factors for acquired entities. For the three months ended March 31, 2019, NSM recognized pre-tax expense of $1.3 million for the increase in the fair value of its contingent consideration earnout liabilities for both Fresh Insurance and its other U.K.-based operations. Any future adjustments to contingent consideration earnout liabilities under the agreements will also be recognized through pre-tax income. As of March 31, 2019 and December 31, 2018, NSM recorded contingent consideration earnout liabilities of $27.5 million and $20.2 million.

DavidShield
On January 24, 2018, White Mountains acquired 50% of the basic shares outstanding of DavidShield, its joint venture partner in PassportCard. DavidShield is a managing general agency that is the leading provider of expatriate medical insurance in Israel and uses the same card-based delivery system as PassportCard. As part of the transaction, White Mountains restructured its equity stake in PassportCard so that White Mountains and its partner in DavidShield would each own 50% of both businesses. To facilitate the transaction, White Mountains provided financing to its partner in the form of a non-interest bearing loan that is secured by the partner’s equity in PassportCard and DavidShield. The gross purchase price for the 50% of DavidShield was $41.8 million, or $28.3 million net of the financing provided for the restructuring.

Kudu
On February 5, 2018, White Mountains entered into an agreement to fund up to $125.0 million in Kudu, a provider of capital solutions to asset management and wealth management firms. As of March 31, 2019 and December 31, 2018, White Mountains owned 49.5% of the basic units outstanding of Kudu (42.7% on a fully diluted, fully converted basis). Kudu’s solutions are tailored to special situations, including generational ownership transfers, management buyouts, acquisition and growth finance and legacy partner liquidity.
Kudu’s solutions typically take the form of revenue shares that generate cash yields and have additional upside equity participation. Kudu provides a range of advisory services to help its asset manager partners grow their businesses. Kudu closed its first three transactions in 2018 deploying $63.0 million of capital in total, of which $31.5 million was from White Mountains. For the three months ended March 31, 2019, Kudu closed two additional transactions, deploying an additional $82.2 million, of which $41.1 million was from White Mountains. As of March 31, 2019, White Mountains has funded $72.6 million of its $125.0 million commitment, plus an additional $3.8 million for working capital.
On February 14, 2019, White Mountains entered into a definitive agreement to purchase all the ownership interests in Kudu held by certain funds managed by Oaktree Capital Management, L.P. (“Oaktree”). On April 4, 2019, White Mountains completed its acquisition of Oaktree’s interests in Kudu for $81.4 million. As a result of the purchase, White Mountains’s ownership interest was increased to 99.1% of the basic units outstanding of Kudu (85.4% on a fully diluted, fully converted basis). In connection with the transaction, White Mountains assumed all of Oaktree’s unfunded capital commitments to Kudu, increasing White Mountains’s total unfunded Kudu capital commitment to $104.7 million. See Note 18 — “Subsequent Events”.
For periods prior to White Mountains’s acquisition of Oaktree’s interest in Kudu, White Mountains determined that Kudu was a VIE, but that White Mountains was not the primary beneficiary. In those periods, White Mountains elected to use the fair value option. For periods subsequent to the acquisition, White Mountains will consolidate Kudu beginning in the second quarter of 2019.

Dispositions

MediaAlpha
On February 26, 2019, MediaAlpha completed the sale of a significant minority stake to Insignia Capital Group in connection with a recapitalization and cash distribution to existing equityholders (the “MediaAlpha Transaction”). White Mountains received net cash proceeds of $88.0 million from the MediaAlpha Transaction. White Mountains expects to receive additional proceeds of $1.3 million during the second quarter of 2019, when funds are released from escrow.
White Mountains recognized a realized gain of $67.5 million and reduced its ownership interest to 48.3% of the basic units outstanding of MediaAlpha (42.0% on a fully diluted, fully converted basis) as a result of the MediaAlpha Transaction. White Mountains’s remaining ownership interest in MediaAlpha no longer meets the criteria for a controlling ownership interest and, accordingly, White Mountains deconsolidated MediaAlpha on February 26, 2019. White Mountains’s consolidated statement of operations and comprehensive income and its segment disclosures include MediaAlpha’s results of operations for the period from January 1, 2019 through February 26, 2019. Upon deconsolidation, White Mountains’s investment in MediaAlpha met the criteria to be accounted for under the equity method or under the fair value option. White Mountains elected the fair value option and the investment in MediaAlpha was measured at its estimated fair value of $114.7 million as of March 31, 2019, with the change in fair value of $114.7 million recognized as an unrealized investment gain. White Mountains recognized a total of $182.2 million of realized and unrealized investment gains on the MediaAlpha Transaction.

Note 3.  Investment Securities

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
Realized investment gains (losses) resulting from sales of investment securities are accounted for using the specific identification method. Premiums and discounts on all fixed maturity investments are amortized or accreted to income over the anticipated life of the investment. Short-term investments consist of interest-bearing money market funds and other securities, which at the time of purchase, mature or become available for use within one year.  Short-term investments are carried at amortized or accreted cost, which approximated fair value as of March 31, 2019 and December 31, 2018.
Other long-term investments consist primarily of unconsolidated entities, private equity funds and hedge funds.

Net Investment Income

White Mountains’s net investment income is comprised primarily of interest income associated with White Mountains’s fixed maturity investments and short-term investments and dividend income from its common equity securities and other long-term investments.
The following table presents pre-tax net investment income for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
Millions	2019	2018
Fixed maturity investments	$8.1	$10.9
Short-term investments	1.3	2.6
Common equity securities	5.4	5.0
Other long-term investments	1.6	1.9
Total investment income	16.4	20.4
Third-party investment expenses	(.4)	(.7)
Net investment income, pre-tax	$16.0	$19.7

Net Realized and Unrealized Investment Gains (Losses)

The following table presents net realized and unrealized investment gains (losses) for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
Millions	2019	2018
Net realized investment gains (losses), pre-tax	$25.7	$(5.1)
Net unrealized investment gains (losses), pre-tax (1)	219.9	(48.6)
Net realized and unrealized investment gains (losses), pre-tax	245.6	(53.7)
Income tax (expense) benefit attributable to net realized and unrealized investment gains (losses)	(52.2)	5.7
Net realized and unrealized investment gains (losses), after-tax	$193.4	$(48.0)
(1) Includes $114.7 in unrealized investment gains associated with the MediaAlpha Transaction. See Note 2 — “Significant Transactions.”

For the three months ended March 31, 2019 and 2018, all of White Mountains’s net realized and unrealized investment gains (losses) were recorded in the consolidated statements of operations. There were no investment gains (losses) recorded in other comprehensive income.

Net Realized Investment Gains (Losses)
The following table presents net realized investment gains (losses) for the three months ended March 31, 2019 and 2018:

	Three Months Ended			Three Months Ended
	March 31, 2019			March 31, 2018
Millions	Net Realized (Losses) Gains	Net Foreign Exchange Gains (Losses)	Total Net Realized (Losses) Gains Reflected in Earnings	Net Realized (Losses) Gains	Net Foreign Exchange Gains (Losses)	Total Net Realized Gains (Losses) Reflected in Earnings
Fixed maturity investments	$(.9)	$—	$(.9)	$(13.7)	$18.2	$4.5
Short-term investments	—	—	—	(.1)	—	(.1)
Common equity securities	25.8	—	25.8	1.2	—	1.2
Other long-term investments	.8	—	.8	(3.5)	(7.2)	(10.7)
Net realized investment gains (losses), pre-tax	25.7	—	25.7	(16.1)	11.0	(5.1)
Income tax expense attributable to net realized investment gains (losses)	(1.7)	—	(1.7)	(.6)	—	(.6)
Net realized investment gains (losses), after-tax	$24.0	$—	$24.0	$(16.7)	$11.0	$(5.7)

Net Unrealized Investment Gains (Losses)
The following table presents net unrealized investment gains (losses) and changes in the carrying value of investments measured at fair value for the three months ended March 31, 2019 and 2018:

	Three Months Ended			Three Months Ended
	March 31, 2019			March 31, 2018
Millions	Net Unrealized Gains	Net Foreign Exchange Losses	Total Net Unrealized Gains Reflected in Earnings	Net Unrealized Losses	Net Foreign Exchange (Losses) Gains	Total Net Unrealized (Losses) Gains Reflected in Earnings
Fixed maturity investments	$22.0	$—	$22.0	$(18.6)	$(14.8)	$(33.4)
Short-term investments	—	—	—	(.7)	—	(.7)
Common equity securities	85.5	—	85.5	(16.7)	—	(16.7)
Other long-term investments(1)	112.7	(.3)	112.4	(1.9)	4.1	2.2
Net unrealized investment gains (losses), pre-tax	220.2	(.3)	219.9	(37.9)	(10.7)	(48.6)
Income tax expense attributable to net unrealized investment gains (losses)	(50.5)	—	(50.5)	6.3	—	6.3
Net unrealized investment gains (losses), after-tax	$169.7	$(.3)	$169.4	$(31.6)	$(10.7)	$(42.3)

(1) Includes $114.7 in unrealized investment gains associated with the MediaAlpha Transaction. See Note 2 — “Significant Transactions.”

The following table presents total gains (losses) included in earnings attributable to net unrealized investment gains (losses) for Level 3 investments for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
Millions	2019	2018
Other long-term investments	$114.0	$(5.1)
Total net unrealized investment gains (losses), pre-tax - Level 3 investments	$114.0	$(5.1)

Investment Holdings

The following tables present the cost or amortized cost, gross unrealized investment gains (losses) and carrying values of White Mountains’s fixed maturity investments as of March 31, 2019 and December 31, 2018:

	March 31, 2019
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
U.S. Government and agency obligations	$153.1	$.4	$(.5)	$153.0
Debt securities issued by corporations	538.4	7.3	(.9)	544.8
Municipal obligations	279.7	6.1	(.4)	285.4
Mortgage and asset-backed securities	149.4	.6	(1.2)	148.8
Total fixed maturity investments	$1,120.6	$14.4	$(3.0)	$1,132.0

	December 31, 2018
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
U.S. Government and agency obligations	$154.0	$.1	$(.9)	$153.2
Debt securities issued by corporations	519.0	1.0	(9.5)	510.5
Municipal obligations	279.0	2.4	(1.1)	280.3
Mortgage and asset-backed securities	136.1	.1	(2.7)	133.5
Total fixed maturity investments	$1,088.1	$3.6	$(14.2)	$1,077.5

The following tables present the cost or amortized cost, gross unrealized investment gains (losses), net foreign currency losses, and carrying values of White Mountains’s common equity securities and other long-term investments as of March 31, 2019 and December 31, 2018:

	March 31, 2019
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Foreign Currency Losses	Carrying Value
Common equity securities	$798.6	$107.3	$(.9)	$—	$905.0
Other long-term investments	$389.8	$164.3	$(54.3)	$(2.2)	$497.6

	December 31, 2018
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Foreign Currency Losses	Carrying Value
Common equity securities	$904.7	$51.0	$(30.1)	$—	$925.6
Other long-term investments	$330.3	$52.2	$(54.9)	$(2.0)	$325.6

Other Long-Term Investments

The following table presents the carrying values of White Mountains’s other long-term investments as of March 31, 2019 and December 31, 2018:

	Carrying Value at
Millions	March 31, 2019	December 31, 2018
MediaAlpha (1)	$114.7	$—
PassportCard/DavidShield (1)	75.0	75.0
Kudu	71.7	30.7
Other unconsolidated entities (1)(2)	54.4	60.0
Total unconsolidated entities(1)(2)	315.8	165.7
Private equity funds and hedge funds	150.7	146.1
Other	31.1	13.8
Total other long-term investments	$497.6	$325.6
(1) See Fair Value Measurements by Level table.
(2) Includes White Mountains’s non-controlling interests in certain private common equity securities, limited liability companies and convertible preferred securities.

Private Equity Funds and Hedge Funds
White Mountains invests in private equity funds and hedge funds, which are included in other long-term investments. The fair value of these investments is generally estimated using the NAV of the funds. As of March 31, 2019, White Mountains held investments in twelve private equity funds and one hedge fund.  The largest investment in a single fund was $53.1 million as of March 31, 2019 and $54.3 million as of December 31, 2018.
The following table presents investments in private equity funds and hedge funds by investment objective and sector as of March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
Millions	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Private equity funds
Manufacturing/Industrial	$42.1	$10.5	$42.9	$10.5
Aerospace/Defense/Government	32.8	29.8	27.6	34.9
Direct lending	13.6	16.8	13.0	17.7
Financial services	9.1	12.8	8.3	13.6
Total private equity funds	97.6	69.9	91.8	76.7

Hedge funds
Long/short banks and financials	53.1	—	54.3	—
Total hedge funds	53.1	—	54.3	—

Total private equity funds and hedge funds included in other long-term investments	$150.7	$69.9	$146.1	$76.7

Investments in private equity funds are generally subject to a lock-up period during which investors may not request a redemption. Distributions prior to the expected termination date of the fund may be limited to dividends or proceeds arising from the liquidation of the fund’s underlying investments. In addition, certain private equity funds have the option to extend the lock-up period.
The following table presents investments in private equity funds that were subject to lock-up periods as of March 31, 2019:

Millions	1 – 3 years	3 – 5 years	5 – 10 years	>10 years	Total
Private equity funds — expected lock-up period remaining	$7.0	$—	$67.9	$22.7	$97.6

Investors in private equity funds are generally subject to indemnification obligations outside of the capital commitment period and prior to the winding up of the fund. As of March 31, 2019 and December 31, 2018, White Mountains is not aware of any indemnification claims relating to its investments in private equity funds.
Redemption of investments in most hedge funds is subject to restrictions, including lock-up periods where no redemptions or withdrawals are allowed, restrictions on redemption frequency and advance notice periods for redemptions. Amounts requested for redemptions remain subject to market fluctuations until the redemption effective date, which generally falls at the end of the defined redemption period. As of March 31, 2019, White Mountains held one active hedge fund with a fair value of $53.1 million. The hedge fund is subject to a semi-annual restriction on redemptions and an advance notice period requirement of 45 days.

Fair Value Measurements as of March 31, 2019
Fair value measurements are categorized into a hierarchy that distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). Quoted prices in active markets for identical assets or liabilities have the highest priority (“Level 1”), followed by observable inputs other than quoted prices, including prices for similar but not identical assets or liabilities (“Level 2”) and unobservable inputs, including the reporting entity’s estimates of the assumptions that market participants would use, having the lowest priority (“Level 3”). As of March 31, 2019 and December 31, 2018, White Mountains used quoted market prices or other observable inputs to determine fair value for approximately 82% and 87% of the investment portfolio.

Fair Value Measurements by Level
The following tables present White Mountains’s fair value measurements for investments as of March 31, 2019 and December 31, 2018 by level. The major security types were based on the legal form of the securities. White Mountains has disaggregated its fixed maturity investments based on the issuing entity type, which impacts credit quality, with debt securities issued by U.S. government entities carrying minimal credit risk, while the credit and other risks associated with other issuers, such as corporations, foreign governments, municipalities or entities issuing mortgage and asset-backed securities vary depending on the nature of the issuing entity type. White Mountains further disaggregates debt securities issued by corporations and common equity securities by industry sector because investors often reference commonly used benchmarks and their subsectors to monitor risk and performance. Accordingly, White Mountains has further disaggregated these asset classes into subclasses based on the similar sectors and industry classifications it uses to evaluate investment risk and performance against commonly used benchmarks, such as the Bloomberg Barclays U.S. Intermediate Aggregate and S&P 500 indices.

	March 31, 2019
Millions	Fair Value	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. Government and agency obligations	$153.0	$153.0	$—	$—

Debt securities issued by corporations:
Financials	139.7	—	139.7	—
Healthcare	74.7	—	74.7	—
Energy	66.0	—	66.0	—
Consumer	61.0	—	61.0	—
Industrial	57.0	—	57.0	—
Technology	55.0	—	55.0	—
Communications	40.4	—	40.4	—
Utilities	28.5	—	28.5	—
Materials	22.5	—	22.5	—
Total debt securities issued by corporations	544.8	—	544.8	—

Mortgage and asset-backed securities	148.8	—	148.8	—
Municipal obligations	285.4	—	285.4	—
Total fixed maturity investments	1,132.0	153.0	979.0	—

Short-term investments (1)	269.8	249.0	20.8	—

Common equity securities:
Exchange traded funds (2)	712.3	646.3	66.0	—
Other (3)	192.7	—	192.7	—
Total common equity securities	905.0	646.3	258.7	—

Other long-term investments	275.1	—	—	275.1
Other long-term investments — NAV (4)	222.5	—	—	—
Total investments	$2,804.4	$1,048.3	$1,258.5	$275.1

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

	December 31, 2018
Millions	Fair Value	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. Government and agency obligations	$153.2	$153.2	$—	$—

Debt securities issued by corporations:
Financials	143.4	—	143.4	—
Consumer	68.5	—	68.5	—
Technology	60.5	—	60.5	—
Energy	57.6	—	57.6	—
Healthcare	55.0	—	55.0	—
Industrial	47.6	—	47.6	—
Communications	31.8	—	31.8	—
Materials	26.3	—	26.3	—
Utilities	19.8	—	19.8	—
Total debt securities issued by corporations	510.5	—	510.5	—

Mortgage and asset-backed securities	133.5	—	133.5	—
Municipal obligations	280.3	—	280.3	—
Total fixed maturity investments	1,077.5	153.2	924.3	—

Short-term investments (1)	214.2	204.4	9.8	—

Common equity securities:
Exchange traded funds (2)	675.3	617.0	58.3	—
Healthcare	14.0	14.0	—	—
Financials	13.5	13.5	—	—
Communications	12.7	12.7	—	—
Industrial	11.4	11.4	—	—
Technology	7.4	7.4	—	—
Consumer	6.2	6.2	—	—
Energy	4.1	4.1	—	—
Materials	3.1	3.1	—	—
Other (3)	177.9	—	177.9	—
Total common equity securities	925.6	689.4	236.2	—

Other long-term investments	138.7	—	—	138.7
Other long-term investments — NAV (4)	186.9	—	—	—
Total investments	$2,542.9	$1,047.0	$1,170.3	$138.7

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

Debt Securities Issued by Corporations

The following table presents the ratings of debt securities issued by corporations held in White Mountains’s investment portfolio as of March 31, 2019 and December 31, 2018:

	Fair Value at
Millions	March 31, 2019	December 31, 2018
AAA	$9.6	$8.9
AA	83.8	88.7
A	300.3	270.5
BBB	151.1	142.4
Debt securities issued by corporations (1)	$544.8	$510.5

(1)
Credit ratings are based upon issuer credit ratings provided by Standard & Poor’s Financial Services LLC (“Standard & Poor’s”), or if unrated by Standard & Poor’s, long-term obligation ratings provided by Moody’s Investor Service, Inc.

Mortgage and Asset-backed Securities

The following table presents the fair value of White Mountains’s mortgage and asset-backed securities as of March 31, 2019 and December 31, 2018:

	March 31, 2019			December 31, 2018
Millions	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
Mortgage-backed securities:
Agency:
FNMA	$59.8	$59.8	$—	$53.6	$53.6	$—
FHLMC	43.0	43.0	—	38.1	38.1	$—
GNMA	25.6	25.6	—	23.7	23.7	$—
Total agency (1)	128.4	128.4	—	115.4	115.4	—
Total mortgage-backed securities	128.4	128.4	—	115.4	115.4	—
Other asset-backed securities:
Vehicle receivables	11.5	11.5	—	9.2	9.2	—
Credit card receivables	8.9	8.9	—	8.9	8.9	—
Total other asset-backed securities	20.4	20.4	—	18.1	18.1	—
Total mortgage and asset-backed securities	$148.8	$148.8	$—	$133.5	$133.5	$—

(1)
Represents publicly traded mortgage-backed securities which carry the full faith and credit guaranty of the U.S. Government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

Rollforward of Fair Value Measurements by Level

 White Mountains uses quoted market prices where available as the inputs to estimate fair value for its investments in active markets. Such measurements are considered to be either Level 1 or Level 2 measurements, depending on whether the quoted market price inputs are for identical securities (Level 1) or similar securities (Level 2). Level 3 measurements for fixed maturity investments, common equity securities and other long-term investments as of March 31, 2019 and 2018 consist of securities for which the estimated fair value has not been determined based upon quoted market price inputs for identical or similar securities.
The following tables present the changes in White Mountains’s fair value measurements by level for the three months ended March 31, 2019 and 2018:

			Level 3 Investments	Unconsolidated Entities, Private Equity Funds and Hedge Funds Measured at NAV (3)
Millions	Level 1 Investments	Level 2 Investments	Other Long-term Investments(2)		Total
Balance at December 31, 2018	$842.6	$1,160.5	$138.7	$186.9	$2,328.7	(1)
Net realized and unrealized gains (losses)	91.7	40.7	114.0	(.8)	245.6
Amortization/Accretion	.1	(.4)	—	—	(.3)
Purchases	14.6	142.3	11.5	49.2	217.6
Sales	(149.7)	(105.4)	—	(1.9)	(257.0)
Transfers in	—	—	10.9	—	10.9
Transfers out	—	—	—	(10.9)	(10.9)
Balance at March 31, 2019	$799.3	$1,237.7	$275.1	$222.5	$2,534.6	(1)

(1)  Excludes carrying value of $269.8 million and $214.2 as of March 31, 2019 and December 31, 2018, respectively classified as short-term investments.
(2) Includes $114.7 in unrealized investment gains associated with the MediaAlpha Transaction. See Note 2 — “Significant Transactions”.
(3) Investments for which fair value is measured at NAV using the practical expedient are no longer classified within the fair value hierarchy. See Note 1 — “Basis of Presentation and Significant Accounting Policies”.

			Level 3 Investments	Unconsolidated Entities, Private Equity Funds and Hedge Funds Measured at NAV (3)
Millions	Level 1 Investments	Level 2 Investments	Other Long-term Investments		Total
Balance at December 31, 2017	$890.4	$2,105.4	$77.2	$135.3	$3,208.3	(1)(2)
Net realized and unrealized (losses) gains	(14.3)	(26.0)	(7.8)	2.7	(45.4)	(4)
Amortization/Accretion	—	(1.2)	—	—	(1.2)
Purchases	238.9	407.7	44.0	2.0	692.6
Sales	(240.7)	(1,080.8)	—	(.3)	(1,321.8)
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Balance at March 31, 2018	$874.3	$1,405.1	$113.4	$139.7	$2,532.5	(1)

(1) Excludes carrying value of $763.0 and $176.1 as of March 31, 2018 and December 31, 2017, respectively classified as short-term investments.
(2)  Excludes carrying value of $(3.7) as of December 31, 2017 associated with foreign currency forward contracts.
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

Fair Value Measurements — Transfers Between Levels - Three-months ended March 31, 2019 and 2018
Transfers between levels are recorded using the fair value measurement as of the end of the quarterly period in which the event or change in circumstance giving rise to the transfer occurred.
During the first three months of 2019 and 2018, there were no fixed maturity investments or other long-term investments classified as Level 3 measurements in the prior period that were transferred to Level 2 measurements.

Significant Unobservable Inputs

The following tables present significant unobservable inputs used in estimating the fair value of other long-term investments, other than private equity funds and hedge funds, classified within Level 3 as of March 31, 2019 and December 31, 2018. The fair value of investments in certain unconsolidated entities, private equity funds and hedge funds are generally estimated using the NAV of the funds.

$ in Millions, Except Share Price	March 31, 2019
Description	Valuation Technique(s)	Fair Value (1)	Unobservable Input
MediaAlpha	Share price of recent transaction(2)	$114.7	Unit price	-	$208.98
PassportCard/DavidShield	Discounted cash flow	$75.0	Discount rate	-	18.0%
			Revenue exit multiple	-	1.00
Compare.com	Discounted cash flow	$16.9	Discount rate	-	22.0%
			Revenue exit multiple	-	2.75
YOUSURE Tarifvergleich GmbH (“durchblicker”)	Discounted cash flow	$15.2	Discount rate	-	23.0%
			Revenue exit multiple	-	2.25
Captricity, Inc.	Discounted cash flow	$14.5	Discount rate	-	23.0%
			Revenue exit multiple	-	3.75
Galvanic Applied Sciences	Multiple of EBITDA	$2.7	EBITDA multiple	-	6.00
Private debt instrument	Discounted cash flow	$10.0	Discount rate	-	9.23%
Private debt instrument	Discounted cash flow	$10.9	Discount rate	-	7.00%
(1) Includes the net unrealized investment gains (losses) associated with foreign currency; foreign currency effects based on observable inputs.
(2) The MediaAlpha Transaction was completed on February 26, 2019. See Note 2 - “Significant Transactions”.

$ in Millions, Except Share Price	December 31, 2018
Description	Valuation Technique(s)	Fair Value (1)	Unobservable Input
PassportCard/DavidShield	Discounted cash flow	$75.0	Discount rate	-	18.0%
			Revenue exit multiple	-	1.00
Compare.com	Discounted cash flow	$16.9	Discount rate	-	22.0%
			Revenue exit multiple	-	2.75
durchblicker	Discounted cash flow	$15.5	Discount rate	-	23.0%
			Revenue exit multiple	-	2.25
Captricity, Inc.	Discounted cash flow	$14.5	Discount rate	-	23.0%
			Revenue exit multiple	-	3.75
Galvanic Applied Sciences	Multiple of EBITDA	$3.1	EBITDA multiple	-	6.00
Private debt instrument	Discounted cash flow	$10.0	Discount rate	-	9.23%
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
On February 26, 2019, MediaAlpha completed the sale of a significant minority stake to Insignia Capital Group in connection with a recapitalization and cash distribution to existing equityholders. MediaAlpha also repurchased a portion of the holdings of existing equityholders, including a repurchase of a portion of White Mountains’s holdings. As a result of the repurchase, White Mountains’s ownership interest was reduced to 48.3% of the basic units outstanding of MediaAlpha (42.0% on a fully diluted, fully converted basis). White Mountains’s remaining ownership interest in MediaAlpha no longer meets the criteria for a controlling ownership interest and accordingly, White Mountains deconsolidated MediaAlpha on February 26, 2019.
The following tables presents the change in goodwill and other intangible assets:

	Three Months Ended March 31,
	2019			2018
Millions	Goodwill	Other Intangible Assets	Total Goodwill and Other Intangible Assets	Goodwill	Other Intangible Assets		Total Goodwill and Other Intangible Assets
Beginning balance	$379.9	$157.6	$537.5	$25.9	$36.2		$62.1
Deconsolidation of MediaAlpha	(18.3)	(23.5)	(41.8)	—	—		—
Attribution of acquisition date fair value estimates between goodwill and other intangible assets	(26.8)	26.8	—	—	—		—
Acquisitions of businesses	13.4	—	13.4
Foreign currency translation	1.2	.3	1.5	—	—	—	—
Adjustments to reflect acquisition date fair value	.3	5.9	6.2	—	—	—	—
Amortization	—	(6.6)	(6.6)	—	(2.9)		(2.9)
Ending balance	$349.7	$160.5	$510.2	$25.9	$33.3		$59.2

The following table presents the acquisition date fair values, accumulated amortization and net carrying values for other intangible assets and goodwill, by company as of March 31, 2019 and December 31, 2018:

$ in Millions	March 31, 2019			December 31, 2018
	Acquisition Date Fair Value	Accumulated Amortization	Net Carrying Value	Acquisition Date Fair Value	Accumulated Amortization	Net Carrying Value
Goodwill:
NSM (1)	$328.8	$—	$328.8	$354.3	$—	$354.3
MediaAlpha	—	—	—	18.3	—	18.3
Other Operations (2)	20.9	—	20.9	7.3	—	7.3
Total goodwill	349.7	—	349.7	379.9	—	379.9

Other intangible assets:
NSM (1)
Customer relationships	110.9	9.3	101.6	85.3	6.0	79.3
Trade names	57.1	2.7	54.4	51.2	1.8	49.4
Information technology	3.8	.7	3.1	3.7	.5	3.2
Other	1.4	.6	.8	—	—	—
Subtotal	173.2	13.3	159.9	140.2	8.3	131.9

MediaAlpha
Customer relationships	—	—	—	26.8	4.9	21.9
Information technology	—	—	—	33.3	30.9	2.4
Other	—	—	—	9.8	9.0	0.8
Subtotal	—	—	—	69.9	44.8	25.1

Other Operations
Trade names	.6	.2	.4	.6	.2	.4
Information technology	.5	.3	.2	.5	.3	.2
Subtotal	1.1	.5	.6	1.1	.5	.6

Total other intangible assets	174.3	13.8	160.5	211.2	53.6	157.6

Total goodwill and other intangible assets	$524.0	$13.8	510.2	$591.1	$53.6	537.5

Goodwill and other intangible assets attributed to non-controlling interests			(24.1)			(40.6)

Goodwill and other intangible assets included in White Mountains’s common shareholders’ equity			$486.1			$496.9

(1) As of March 31, 2019 and December 31, 2018, NSM’s goodwill included $1.0 and $(2.2) and intangible assets included $0.3 and $(0.7) of the effect of foreign currency translation.
(2) As of March 31, 2019 and December 31, 2018, Other Operations’ goodwill included $0.2 and $(0.3) of the effect of foreign currency translation.

Note 5.  Debt

The following table presents White Mountains’s debt outstanding as of March 31, 2019 and December 31, 2018:

Millions	March 31, 2019	Effective Rate (1)	December 31, 2018	Effective Rate (1)
NSM Bank Facility	$186.4	7.8%	$180.4	7.4%
Unamortized issuance cost	(3.6)		(3.8)
NSM Bank Facility, carrying value	182.8		176.6
Other NSM debt	1.7		1.9
MediaAlpha Bank Facility	—		14.3	7.1%
Unamortized issuance cost	—		(.1)
MediaAlpha Bank Facility, carrying value	—		14.2
Other Operations debt	11.3		—
Unamortized issuance cost	(.4)		—
Other Operations, carrying value	10.9		—
Total debt	$195.4		$192.7

 (1) Effective rate considers the effect of the debt issuance costs.

NSM Bank Facility

On May 11, 2018, NSM entered into a secured credit facility (the “NSM Bank Facility”) with Ares Capital Corporation in order to refinance NSM’s existing debt and to fund the acquisitions of subsidiaries. The NSM Bank Facility is comprised of term loans totaling $181.1 million and a revolving credit loan commitment of $10.0 million, under which NSM initially borrowed $2.0 million. The term loans under the NSM Bank Facility mature on May 11, 2024, and the revolving loan under the NSM Bank Facility matures on May 11, 2023. During the three months ended March 31, 2019, NSM repaid $0.5 million on the term loans and borrowed $6.5 million on the revolving credit loan. As of March 31, 2019, $179.9 million of term loans and $6.5 million of revolving credit loans were outstanding under the NSM Bank Facility.
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
On June 15, 2018, NSM entered into an interest rate swap agreement to hedge its exposure to interest rate risk on $151.0 million of its variable rate term loans. Under the terms of the swap agreement, NSM pays a fixed rate of 2.97% and receives a variable rate, which is reset monthly, based on then-current LIBOR. As of March 31, 2019, the variable rate received by NSM under the swap agreement was 2.49%. As of March 31, 2019, the interest rate, including the effect of the swap, for the outstanding term loans of $149.9 million that are hedged by the swap was 7.47%. The effective interest on the outstanding term loans of $30.0 million that are unhedged was 7.30%. The effective interest rate on the total outstanding term loans under the NSM Bank Facility of $186.4 million was 7.44%, excluding the effect of debt issuance costs.
The NSM Bank Facility is secured by all property of the loan parties and contains various affirmative, negative and financial covenants that White Mountains considers to be customary for such borrowings, including a maximum consolidated total leverage ratio covenant.

Compliance

At March 31, 2019, White Mountains was in compliance with the covenants under all of its debt instruments.

Note 6.  Income Taxes

The Company and its Bermuda domiciled subsidiaries are not subject to Bermuda income tax under current Bermuda law. In the event there is a change in the current law and taxes are imposed, the Company and its Bermuda domiciled subsidiaries would be exempt from such tax until March 31, 2035, pursuant to the Bermuda Exempted Undertakings Tax Protection Act of 1966. The Company has subsidiaries and branches that operate in various other jurisdictions around the world that are subject to tax in the jurisdictions in which they operate.  The jurisdictions in which the Company’s subsidiaries and branches are subject to tax are Barbados, Ireland, Israel, Luxembourg, the United Kingdom and the United States.
White Mountains’s income tax expense related to pre-tax income from continuing operations for the three months ended March 31, 2019 represented an effective tax rate of 3.6%. The effective tax rate was different from the current U.S. statutory rate of 21.0%, primarily due to a release of a full valuation allowance on the net deferred tax assets of the U.S. consolidated group Guilford Holdings, Inc. and subsidiaries (“Guilford”). Guilford includes MediaAlpha, Kudu, various service companies and certain other entities and investments that are included in the Other Operations segment. The effective tax rate was also different due to withholding taxes and a tax benefit recorded at BAM.  For BAM, member surplus contributions (“MSC”) and the related taxes thereon are recorded directly to non-controlling interest equity, while the valuation allowance on such taxes is recorded through the income statement. For the three months ended March 31, 2019, BAM recorded a tax benefit of $1.1 million associated with the valuation allowance on taxes related to MSC that is included in the effective tax rate.
White Mountains’s income tax expense related to pre-tax loss from continuing operations for the three months ended March 31, 2018 represented an effective tax rate of (1.1)% . The effective tax rate was different from the U.S. statutory rate of 21.0%, primarily due to a full valuation allowance on all net deferred tax assets at U.S. operations, consisting of Guilford and BAM, withholding taxes and a tax benefit recorded at BAM. For BAM, MSC and the related taxes thereon are recorded directly to non-controlling interest equity, while the valuation allowance on such taxes is recorded through the income statement. For the three months ended March 31, 2018, BAM recorded a tax benefit of $0.6 million associated with the valuation allowance on taxes related to MSC that is included in the effective tax rate.
In arriving at the effective tax rate for the three months ended March 31, 2019 and 2018, White Mountains forecasted all income and expense items including the change in unrealized investment gains (losses) and realized investment gains (losses) for the years ending December 31, 2019 and 2018.
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
During the three months ended March 31, 2018, the Israeli Tax Authority commenced an examination of the 2013 to 2016 income tax returns for Wobi Insurance Agency Ltd. (“Wobi”). Wobi is a financial-sector price comparison business in Israel that sells primarily auto insurance and earns commissions on all policy sales that is included in the Other Operations segment. White Mountains does not expect the resolution of this examination to result in a material change to its financial position, results of operations and cash flows.

Note 7. Derivatives

NSM Interest Rate Swap

On May 11, 2018, NSM entered into the NSM Bank Facility. Interest on the NSM Bank Facility accrues at a floating interest rate equal to the three month LIBOR or the Prime Rate, as published by the Wall Street Journal plus, in each case, an applicable margin. The margin over LIBOR may vary between 4.25%and 4.75%, and the margin over the Prime Rate may vary between 3.25% and 3.75%, in each case, depending on the consolidated total leverage ratio of the borrower.
On June 15, 2018, NSM entered into an interest rate swap agreement to hedge its exposure to interest rate risk on $151.0 million of its variable rate term loans. Under the terms of the swap agreement, NSM pays a fixed rate of 2.97% and receives a variable rate, which is reset monthly, based on the then-current LIBOR. As of March 31, 2019, the variable rate received by NSM under the swap agreement was 2.49%. Over the term of the swap, the notional amount decreases in accordance with the principal repayments NSM expects to make on its term loans. As of March 31, 2019, the interest rate, including the effect of the swap, for the outstanding term loans of $149.9 million that are hedged by the swap was 7.47%, excluding the effect of debt issuance costs. NSM’s obligations under the swap are secured by the same collateral securing the NSM Bank Facility on a pari passu basis. NSM does not currently hold any collateral deposits from or provide any collateral deposits to the swap counterparty.
NSM evaluated the effectiveness of the swap to hedge its interest rate risk associated with its variable rate debt and concluded at the swap inception date that the swap was highly effective in hedging that risk. NSM will evaluate the effectiveness of the hedging relationship on an ongoing basis.
For the three months ended March 31, 2019, NSM recognized net interest expense of $0.2 million for the periodic net settlement payments on the swap. As of March 31, 2019 and December 31, 2018, the estimated fair value of the swap and the accrual of the periodic net settlement payments recorded in other liabilities was $4.6 million and $2.7 million. There was no ineffectiveness in the hedge for the period ended March 31, 2019. The $(1.9) million change in the fair value of the swap for the three months ended March 31, 2019 is included within accumulated other comprehensive income (loss).

Foreign Currency Forward Contracts

White Mountains’s investment portfolio includes investments denominated in GBP, Euros, Japanese Yen and other foreign currencies. White Mountains previously entered into foreign currency forward contracts to manage its foreign currency exposure related to certain of these investments. In conjunction with the liquidation of the GBP investment grade corporate bond mandate in the three months ended March 31, 2018, White Mountains closed the associated foreign currency forward contract. As of March 31, 2019 and December 31, 2018, White Mountains no longer has any open foreign currency forward contracts.
The derivative losses recognized in net realized and unrealized investment gains (losses) for the three months ended March 31, 2018 were $(3.5) million.

Note 8. Municipal Bond Guarantee Insurance

In 2012, HG Global was capitalized with $594.5 million from White Mountains and $14.5 million from non-controlling interests to fund the initial capitalization of BAM, a newly formed mutual municipal bond insurer. As of March 31, 2019, White Mountains owned 96.9% of HG Global’s preferred equity and 88.4% of its common equity. HG Global, together with its subsidiaries, provided the initial capitalization of BAM through the purchase of $503.0 million of BAM Surplus Notes. At inception, BAM and HG Re also entered into a first loss reinsurance treaty (“FLRT”). HG Re provides first loss reinsurance protection up to 15%-of-par outstanding on each municipal bond insured by BAM. For capital appreciation bonds, par is adjusted to the estimated equivalent par value for current interest paying bonds. In return, BAM cedes 60% of the risk premium charged for insuring the municipal bond, net of a ceding commission.
HG Re’s obligations under the FLRT are limited to the assets in two collateral trusts: a Regulation 114 Trust and a supplemental collateral trust (the “Supplemental Trust” and, together with the Regulation 114 Trust, the “Collateral Trusts”).  Losses required to be reimbursed under the FLRT are subject to an aggregate limit equal to the assets held in the Collateral Trusts at any point in time.
Effective January 1, 2014, HG Global and BAM agreed to change the interest rate on the BAM Surplus Notes for the five years ending December 31, 2018 from a fixed rate of 8.0% to a variable rate equal to the one-year U.S. treasury rate plus 300 basis points, set annually. In 2018, BAM exercised its option to extend the variable rate period for an additional three years.  At the end of the variable rate period, the interest rate will be fixed at the higher of the then current variable rate or 8.0%. The variable rate was set at 5.70% for 2019 and 4.60% for 2018.
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
In connection with the contribution and change in payment terms of the Series B Notes, the Series A Notes were merged into the Series B Notes. The BAM Surplus Notes are currently held in an HG Re sponsored vehicle within the Supplemental Trust.
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
Under GAAP, if the terms of a debt instrument are amended, unless there is a greater than 10% change in the expected discounted future cash flows of such instrument, a change in the instrument’s carrying value is not permitted. White Mountains determined that the impact of the changes made during 2017 to the terms of the BAM Surplus Notes on the expected discounted future cash flows was not greater than 10%.
As of March 31, 2019 and December 31, 2018, the collateral trusts held assets of $771.5 million and $757.4 million, which both included $481.3 million of BAM Surplus Notes. As of March 31, 2019 and December 31, 2018, HG Global has accrued $150.5 million and $143.7 million of interest receivable on the BAM Surplus Notes.
The following table presents a schedule of BAM’s insured obligations as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Contracts outstanding	7,786	7,525
Remaining weighted average contract period outstanding (in years)	10.7	10.7
Contractual debt service outstanding (in millions):
Principal	$53,715.2	$52,201.6
Interest	27,348.9	26,560.3
Total debt service outstanding	$81,064.1	$78,761.9

Gross unearned insurance premiums	$179.6	$176.0

The following table presents a schedule of BAM’s future premium revenues as of March 31, 2019:

Millions	March 31, 2019
April 1, 2019 - December 31, 2019	$12.2

January 1, 2020 - March 31, 2020	3.9
April 1, 2020 - June 30, 2020	3.9
July 1, 2020 - September 30, 2020	3.9
October 1, 2020 - December 31, 2020	3.8
Total 2020	15.5

2021	14.5
2022	13.6
2023	12.8
2024	12.0
2025 and thereafter	99.0
Total gross unearned insurance premiums	$179.6

The following table presents a schedule of net written premiums included in White Mountains’s HG Global/BAM segment for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
Millions	2019	2018
Written premiums:
Direct	$7.9	$6.4
Assumed	—	—
Gross written premiums	$7.9	$6.4
Earned premiums:
Direct	$3.7	$3.0
Assumed	0.5	—
Gross earned premiums	$4.2	$3.0

In April 2018, BAM entered into a collateralized financial guarantee excess of loss reinsurance agreement with Fidus Re, Ltd. (“Fidus Re”), a Bermuda based special purpose insurer created solely to provide reinsurance protection to BAM. Fidus Re was capitalized by the issuance of $100.0 million of insurance linked securities. The proceeds from issuance were placed in a collateral trust supporting Fidus Re’s obligations to BAM. The insurance linked securities were issued by Fidus Re with an initial term of twelve years and are callable five years after the date of issuance. Under the agreement, BAM retains the first $165.0 million of aggregate losses, before giving effect to HG’s reinsurance coverage, on the ceded business. Fidus Re reinsures 90% of aggregate losses exceeding $165.0 million on a portion of BAM’s financial guarantee portfolio up to a total reimbursement of $100 million. The aggregate loss limit under the agreement is $276.1 million. The agreement is accounted for using deposit accounting, and any related financing expenses are recorded in general and administrative expenses, because the agreement does not meet the risk transfer requirements necessary to be accounted for as reinsurance.
In November 2018, BAM entered into a 100% quota share facultative reinsurance agreement under which it assumed a portfolio of municipal bond guarantee contracts with a par value of $2.2 billion. None of the contracts assumed were non-performing and no loss reserves have been established for any of the contracts, either as of the transaction date or as of March 31, 2019. The agreement, which covers future claims exposure only, meets the risk transfer criteria under ASC 944-20, Insurance Activities and accordingly has been accounted for as reinsurance.

Note 9. Investments in Unconsolidated Entities

White Mountains’s investments in unconsolidated entities are included within other long-term investments and consist of investments in common equity securities or similar instruments, which give White Mountains the ability to exert significant influence over the investee’s operating and financial policies (“equity method eligible unconsolidated entities”). Such investments may be accounted for under either the equity method or the fair value option.
The following table presents the carrying values of investments in equity method eligible unconsolidated entities recorded within other long-term investments as of March 31 2019 and December 31, 2018:

Millions	March 31, 2019	December 31, 2018
Equity method eligible unconsolidated entities, at fair value	$293.6	$138.1
Investments accounted for under the equity method	1.0	1.3
Total investments in equity method eligible unconsolidated entities	294.6	139.4
Other unconsolidated investments (1)	203.0	186.2
Total other long-term investments	$497.6	$325.6
(1) Consists of other long-term investments that are not equity method eligible.

The following table presents White Mountains’s investments in equity method eligible unconsolidated entities as of March 31, 2019 and 2018:

	Basic Ownership Interest
Investee	March 31, 2019	December 31, 2018	Instrument Held
MediaAlpha(1)	48.3%	n/a	Units
PassportCard/DavidShield (2)	50.0%	50.0%	Common shares
Kudu	49.5%	49.5%	Units
durchblicker	45.0%	45.0%	Common shares
Tuckerman Capital Fund III, L.P.	16.0%	18.5%	Limited partnership interest
Compare.com	18.4%	18.4%	Common shares
(1) As of December 31, 2018, MediaAlpha was a majority-owned consolidated subsidiary of White Mountains.
(2) As of March 31, 2019 and December 31, 2018, White Mountains’s ownership interest in DavidShield comprised a 50.0% direct interest and White Mountains’s ownership interest in PassportCard comprised a 25.0% direct ownership interest and a 25.0% indirect interest through DavidShield. See Note 2 — “Significant Transactions”.

As a result of the MediaAlpha Transaction, White Mountains’s reduced its ownership interest in MediaAlpha to 48.3% of the basic units outstanding (42.0% on a fully diluted, fully converted basis). White Mountains’s remaining ownership interest in MediaAlpha no longer meets the criteria for a controlling ownership interest and, accordingly, White Mountains deconsolidated MediaAlpha on February 26, 2019. Upon deconsolidation, White Mountains’s investment in MediaAlpha met the criteria to be accounted for under the equity method or under the fair value option. White Mountains elected the fair value option and the investment in MediaAlpha was measured at its estimated fair value of $114.7 million as of March 31, 2019, with the change in fair value of $114.7 million reflected within unrealized investment gains. White Mountains’s consolidated statement of comprehensive income and its segment disclosures include MediaAlpha’s results of operations for the period from January 1, 2019 through February 26, 2019. See Note 2 — “Significant Transactions”.
For the period from February 26, 2019 to March 31, 2019, MediaAlpha’s total revenues, total expenses, and pre-tax income were $33.5 million, $32.5 million, and $1.1 million. As of March 31, 2019, MediaAlpha’s total assets and total liabilities were $102.3 million and $148.2 million.

Note 10. Employee Share-Based Incentive Compensation Plans

White Mountains’s Long-Term Incentive Plan (the “WTM Incentive Plan”) provides for grants of various types of share-based and non-share-based incentive awards to key employees of White Mountains. As of March 31, 2019, White Mountains’s share-based compensation incentive awards consist of performance shares and restricted shares.

Performance Shares

Performance shares are conditional grants of a specified maximum number of common shares or an equivalent amount of cash. Awards generally vest at the end of a three-year period, are subject to the attainment of pre-specified performance goals, and are valued based on the market value of common shares at the time awards are approved for payment.
The following table presents the performance share activity for the three months ended March 31, 2019 and 2018 for performance shares granted under the WTM Incentive Plan:

	Three Months Ended March 31,
	2019		2018
Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	40,616	$31.7	50,515	$45.8
Shares paid (1)	(13,715)	(18.1)	(23,186)	(28.4)
New grants	13,700	—	14,105	—
Forfeitures and cancellations(2)	1.2		(818)	.3
Expense recognized	—	9.3	—	3.3
End of period	40,602	$23.1	40,616	$21.0
(1) WTM performance share payments in 2019 for the 2016-2018 performance cycle, which were paid in cash in March 2019, ranged from 139% to 166% of target.  WTM performance share payments in 2018 for the 2015-2017 performance cycle, which were paid in cash in March 2018, ranged from 145% to 147% of target.
(2) Amounts include changes in assumed forfeitures, as required under GAAP.

For performance shares earned in the 2016-2018 and 2015-2017 performance cycles, all performance shares earned were settled in cash. If all the outstanding WTM performance shares had vested on March 31, 2019, the total additional compensation cost to be recognized would have been $24.4 million, based on accrual factors (common share price and payout assumptions) as of March 31, 2019.
The following table presents performance shares outstanding and accrued expense for performance shares awarded under the WTM Incentive Plan as of March 31, 2019 for each performance cycle:

	Three Months Ended March 31, 2019
Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense
Performance cycle:
2017 – 2019	14,070	$16.9
2018 – 2020	13,450	5.5
2019 – 2021	13,700	1.0
Sub-total	41,220	23.4
Assumed forfeitures	(618)	(.3)
March 31, 2019	40,602	$23.1

Restricted Shares

The following table presents the unrecognized compensation cost associated with the outstanding restricted share awards for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019		2018
Millions, except share amounts	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value
Non-vested,
Beginning of period	41,510	$12.5	53,755	$14.3
Issued	13,700	12.8	14,105	11.4
Vested	(13,715)	—	(25,381)	—
Forfeited	—	—	(969)	(.2)
Expense recognized	—	(2.5)	—	(3.3)
End of period	41,495	$22.8	41,510	$22.2

During the three months ended March 31, 2019, White Mountains issued 13,700 restricted shares that vest on January 1, 2022. During the three months ended March 31, 2018, White Mountains issued 13,450 restricted shares that vest on January 1, 2021, 290 restricted shares that vest on January 1, 2020 and 365 restricted shares that vested on January 1, 2019. The unamortized issue date fair value as of March 31, 2019 is expected to be recognized ratably over the remaining vesting periods.

Note 11. Leases

White Mountains has entered into lease agreements, primarily for office space. These leases are classified as operating leases, with lease expense recognized on a straight-line basis over the term of the lease. Lease incentives, such as free rent or landlord reimbursements for leasehold improvements, are recognized at lease inception and amortized on a straight-line basis over the term of the lease. Lease expense and the amortization of leasehold improvements are recognized within general and administrative expenses. Lease payments related to options to extend or renew the lease term are excluded from the calculation of lease liabilities unless White Mountains is reasonably certain of exercising those options.
On January 1, 2019, White Mountains adopted ASU 2016-02, Leases (ASC 842). See Note 1 — “Basis of Presentation and Significant Accounting Policies” — Basis of Presentation and Significant Accounting Policies. Prior to adoption of ASU 2016-02, White Mountains recognized lease expense for operating leases on a straight-line basis, but did not recognize lease assets or liabilities on its consolidated balance sheet. Upon adoption on January 1, 2019 , White Mountains recognized lease right-of-use (“ROU”) assets of $23.2 million and lease liabilities of $23.2 million. As of March 31, 2019, the ROU asset was $21.5 million and lease liabilities were $21.8 million.
The following table summarizes net lease expense recognized in White Mountains’s consolidated statement of operations for the three months ended March 31, 2019:

Millions Lease Cost	Three Months Ended March 31, 2019
Lease cost	$1.7
Less: sublease income	.1
Net lease cost	$1.6

The following table presents the contractual maturities of the lease liabilities associated with White Mountains’s operating lease agreements as of March 31, 2019:

Millions	As of March 31, 2019
Remainder of 2019	$4.2
2020	4.6
2021	3.9
2022	3.7
2023	3.1
Thereafter	5.1
Total undiscounted lease payments	24.6
Less: present value adjustment	2.8
Operating lease liability	$21.8

The following table presents lease related assets and liabilities by reportable segment as of March 31, 2019:

	As of March 31, 2019
Millions	HG/BAM	NSM	Other Operations	Total	Weighted Average Incremental Borrowing Rate (1)
ROU lease asset	$11.8	$4.7	$5.0	$21.5	4.7%
Lease liability	$11.8	$4.7	$5.3	$21.8
(1) The present value of the remaining lease payments were determined by discounting the lease payments using the incremental borrowing rate.

Note 12. Earnings Per Share

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
The following table presents the Company’s computation of earnings per share from continuing operations for the three months ended March 31, 2019 and 2018. See Note 17 — “Held for Sale and Discontinued Operations”.

	Three Months Ended
	March 31,
	2019	2018
Basic and diluted earnings per share numerators (in millions):
Net income (loss) attributable to White Mountains’s common shareholders	$284.4	$(48.0)
Less: total income from discontinued operations, net of tax	.7	.1
Net income (loss) from continuing operations attributable to White Mountains’s common shareholders	$283.7	$(48.1)
Allocation of earnings to participating restricted common shares(1)	(2.9)	.4
Basic and diluted earnings (losses) per share numerators	$280.8	$(47.7)
Basic earnings per share denominators (in thousands):
Total average common shares outstanding during the period	3,172.2	3,746.1
Average unvested restricted common shares(2)	(32.5)	(35.9)
Basic earnings (losses) per share denominator	3,139.7	3,710.2
Diluted earnings per share denominator (in thousands):
Total average common shares outstanding during the period	3,172.2	3,746.1
Average unvested restricted common shares(2)	(32.5)	(35.9)
Diluted earnings (losses) per share denominator	3,139.7	3,710.2
Basic and diluted earnings per share (in dollars) - continuing operations:
Distributed earnings - dividends declared and paid	$1.00	$1.00
Undistributed earnings (losses)	88.42	(13.85)
Basic and diluted earnings (losses) per share	$89.42	$(12.85)

(1) Restricted shares issued by White Mountains receive dividends, and therefore, are considered participating securities.
(2) Restricted shares outstanding vest either in equal annual installments or upon a stated date. See Note 10 — “Employee Share-Based Incentive Compensation Plans”.

The following table presents the undistributed net earnings (losses) from continuing operations for the three months ended March 31, 2019 and 2018. See Note 17 — “Held for Sale and Discontinued Operations”.

	Three Months Ended
	March 31,
Millions	2019	2018
Undistributed net earnings (losses) - continuing operations:
Net income (losses) attributable to White Mountains’s common shareholders, net of restricted common share amounts	$280.8	$(47.7)
Dividends declared, net of restricted common share amounts (1)	(3.2)	(3.7)
Total undistributed net earnings (losses), net of restricted common share amounts	$277.6	$(51.4)
(1) Restricted shares issued by White Mountains receive dividends, and therefore, are considered participating securities.

Note 13. Non-controlling Interests

Non-controlling interests consist of the ownership interests of non-controlling shareholders in consolidated entities and are presented separately on the balance sheet.
The following table presents the balance of non-controlling interests included in White Mountains’s total equity and the related percentage of each consolidated entity’s total equity owned by non-controlling shareholders as of March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
$ in Millions	Non-controlling Percentage	Non-controlling Equity	Non-controlling Percentage	Non-controlling Equity
Non-controlling interests, excluding BAM
HG Global	3.1%	$14.8	3.1%	$14.5
NSM	4.7	14.2	4.5	13.6
Other NSM	13.4	.2	13.4	.3
MediaAlpha	—	—	39.0	16.2
Other Operations	various	.9	various	1.1
Total, excluding BAM		30.1		45.7
BAM	100.0	(173.8)	100.0	(170.6)
Total non-controlling interests		$(143.7)		$(124.9)

Note 14. Segment Information

White Mountains has determined that its reportable segments are HG Global/BAM, NSM, MediaAlpha (through February 26, 2019) and Other Operations. White Mountains has made its segment determination based on consideration of the following criteria: (i) the nature of the business activities of each of the Company’s subsidiaries and affiliates; (ii) the manner in which the Company’s subsidiaries and affiliates are organized; (iii) the existence of primary managers responsible for specific subsidiaries and affiliates; and (iv) the organization of information provided to the chief operating decision makers and the Board of Directors.
White Mountains deconsolidated MediaAlpha on February 26, 2019. White Mountains’s segment disclosures include MediaAlpha’s results of operations for the period from January 1, 2019 through February 26, 2019. See Note 2 — “Significant Transactions”.
Significant intercompany transactions among White Mountains’s segments have been eliminated herein. The following table presents the financial information for White Mountains’s segments:

Millions	HG Global/ BAM	NSM	MediaAlpha (1)	Other Operations	Total
Three Months Ended March 31, 2019
Earned insurance premiums	$4.2	$—	$—	$—	$4.2
Net investment income	5.3	—	—	10.7	16.0
Net realized and unrealized investment gains	11.8	—	—	119.1	130.9
Realized and unrealized gains from the MediaAlpha Transaction	—	—	—	182.2	182.2
Advertising and commission revenues (1)	—	43.3	48.8	1.3	93.4
Other revenue	.6	6.0	—	.3	6.9
Total revenues	21.9	49.3	48.8	313.6	433.6
Insurance acquisition expenses	1.3	—	—	—	1.3
Cost of sales	—	—	40.6	1.1	41.7
General and administrative expenses	14.4	25.1	12.5	29.4	81.4
Broker commission expense	—	15.7	—	—	15.7
Change in fair value of contingent consideration earnout liabilities	—	1.3	—	—	1.3
Amortization of other intangible assets	—	5.0	1.6	—	6.6
Interest expense	—	3.7	.2	—	3.9
Total expenses	15.7	50.8	54.9	30.5	151.9
Pre-tax income (loss)	$6.2	$(1.5)	$(6.1)	$283.1	$281.7
(1) MediaAlpha’s results are from January 1, 2019 to February 26, 2019, the date of the MediaAlpha Transaction.

Millions	HG Global/BAM	MediaAlpha	Other Operations	Total
Three Months Ended March 31, 2018
Earned insurance premiums	$3.0	$—	$—	$3.0
Net investment income	3.7	—	16.0	19.7
Net realized and unrealized investment losses	(7.9)	—	(45.8)	(53.7)
Advertising and commission revenues (1)	—	70.1	.9	71.0
Other revenue	.2	1.6	.3	2.1
Total revenues	(1.0)	71.7	(28.6)	42.1
Insurance acquisition expenses	1.4	—	—	1.4
Cost of sales	—	57.4	.7	58.1
General and administrative expenses	11.9	11.2	22.0	45.1
Amortization of other intangible assets	—	2.9	—	2.9
Interest expense	—	.4	.2	.6
Total expenses	13.3	71.9	22.9	108.1
Pre-tax loss	$(14.3)	$(.2)	$(51.5)	$(66.0)

(1)	Approximately 31% of MediaAlpha’s advertising revenue for the three months ended March 31, 2018 was associated with one customer.

Note 15. Fair Value of Financial Instruments

White Mountains records its financial instruments at fair value with the exception of the NSM Bank Facility and the MediaAlpha Bank Facility, which are recorded as debt at face value less unamortized original issue discount.
The following table presents the fair value and carrying value of this financial instrument as of March 31, 2019 and December 31, 2018:

	March 31, 2019			December 31, 2018
Millions	Fair Value		Carrying Value	Fair Value	Carrying Value
NSM Bank Facility	$182.9		$182.8	$176.1	$176.6
MediaAlpha Bank Facility	$—		$—	$14.6	$14.2
Other Operations debt	$10.9	(1)	$10.9	$—	$—

(1) White Mountains measured the fair value of the Other Operations debt at the carrying value as a result of the debt being acquired on March 12, 2019.

The fair value estimates for the NSM Bank Facility and the MediaAlpha Bank Facility have been determined based on a discounted cash flows approach and are considered to be Level 3 measurements. As a result of the MediaAlpha Transaction, White Mountains’s remaining ownership interest in MediaAlpha no longer meets the criteria for a controlling ownership interest and accordingly, White Mountains deconsolidated MediaAlpha on February 26, 2019. See Note 2 — “Significant Transactions”.

Note 16. Commitments and Contingencies

NSM Contingent Liability

In connection with White Mountains’s acquisition of NSM, White Mountains and NSM entered into an agreement with American International Group, Inc. (“AIG”) to help facilitate a sale of NSM’s U.S. collector car renewal rights owned by AIG to a third party by December 31, 2019. Under the terms of the agreement, if the renewal rights are not sold by December 31, 2019, AIG has the right to require NSM to purchase the renewal rights for $82.5 million. The Company has guaranteed NSM’s obligations under the agreement with AIG. The manner in which these obligations are ultimately discharged depends on a number of factors, including the market value of the renewal rights, the number of potential buyers and the current and prospective environment for U.S. collector car insurance. White Mountains believes that the estimated fair value of the renewal rights is equal to or greater than $82.5 million and, accordingly, no accrual of a liability is necessary as of March 31, 2019.

Sirius Group Tax Contingency

A subsidiary of Sirius Group, which was sold by White Mountains in 2016, has been denied interest deductions by the Swedish Tax Authority (“STA”) for tax years 2013-2016.  In October 2018, the Swedish Administrative Court ruled against Sirius Group on its appeal of the Swedish Tax Agency’s denial of certain interest deductions relating to periods prior to the sale of Sirius Group to CMI. In connection with the sale, White Mountains indemnified Sirius Group against the loss of certain tax attributes, including those related to these interest deductions. As a result, as of March 31, 2019 and December 31, 2018, White Mountains recorded a liability of $16.6 million and $17.3 million, reflecting the value of these interest deductions. For the three months ended March 31, 2019, the change in the liability, of $0.7 million, is related to foreign currency translation and is included within net gain on sale of discontinued operations. Sirius Group has appealed the decision to the Swedish Administrative Court of Appeal.

Legal Contingencies

White Mountains is subject to litigation and arbitration in the normal course of business. White Mountains recognizes an accrual for litigation and arbitration if it is probable that a loss has been incurred and the amount can be reasonably estimated. White Mountains discloses litigation and arbitration if it is probable that a loss has been incurred or if there is a reasonable possibility that a loss may have been incurred. White Mountains does not have any current litigation as of March 31, 2019 that is deemed probable of having a material adverse effect on White Mountains’s financial condition, results of operations or cash flows.

Note 17. Held for Sale and Discontinued Operations

Sirius Group

On April 18, 2016, White Mountains completed the sale of Sirius Group to CMI. During the three months ended March 31, 2018, White Mountains recorded a $0.1 million gain from sale of Sirius Group as a result of a change to the valuation of the accrued incentive compensation payable to Sirius Group employees.
In October 2018, the Swedish Administrative Court ruled against Sirius Group on its appeal of the Swedish Tax Agency’s denial of certain interest deductions relating to periods prior to the sale of Sirius Group to CMI. In connection with the sale, White Mountains indemnified Sirius Group against the loss of certain tax attributes, including those related to these interest deductions. As a result, as of March 31, 2019 and December 31, 2018, White Mountains recorded a liability of $16.6 million and $17.3 million, reflecting the value of these interest deductions. For the three months ended March 31, 2019, the change in the liability, of $0.7 million, is related to foreign currency translation and is included within net gain on sale of discontinued operations. See Note 16 — “Commitments and Contingencies”.

Other

As of December 31, 2017, White Mountains has classified its Guilford, Connecticut property, which consists of an office building and adjacent land, as held for sale. The property has been measured at its estimated fair value net of costs of disposal, of $3.3 million as of March 31, 2019 and December 31, 2018.

Net Change in Cash from Discontinued Operations

The following table presents the net change in cash, including income tax payments to national governments and interest paid associated with the business classified as discontinued operations:

Three Months Ended
Millions	2018
Net cash provided from operations	$.1
Net cash used for investing activities	(.1)
Net cash used for financing activities	—
Net change in cash during the period	—
Cash balances at beginning of period	—
Cash balances at end of period	$—
Supplemental cash flows information:
Interest paid	$—
Net income tax payment to national governments	$—

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
The following table presents the Company’s computation of earnings per share for discontinued operations for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
	2019	2018
Basic and diluted earnings per share numerators (in millions):
Net income (loss) attributable to White Mountains’s common shareholders	$284.4	$(48.0)
Less: total income (loss) from continuing operations, net of tax	283.7	(48.1)
Net income from discontinued operations attributable to White Mountains’s common shareholders	$.7	$.1
Allocation of earnings to participating restricted common shares (1)	—	—
Basic and diluted earnings per share numerators (2)	$.7	$.1
Basic earnings per share denominators (in thousands):
Total average common shares outstanding during the period	3,172.2	3,746.1
Average unvested restricted common shares (3)	(32.5)	(35.9)
Basic earnings per share denominator	3,139.7	3,710.2
Diluted earnings per share denominator (in thousands):
Total average common shares outstanding during the period	3,172.2	3,746.1
Average unvested restricted common shares (3)	(32.5)	(35.9)
Diluted earnings per share denominator	3,139.7	3,710.2
Basic and diluted earnings per share (in dollars) - discontinued operations:	$.22	$.03
(1) Restricted shares issued by White Mountains contain dividend participation features, and therefore, are considered participating securities.
(2) Net earnings attributable to White Mountains’s common shareholders, net of restricted share amounts, is equal to undistributed earnings for the three months ended March 31, 2019 and 2018.
(3) Restricted common shares outstanding vest either in equal annual installments or upon a stated date. See Note 10 — “Employee Share-Based Incentive Compensation Plans”.

Note 18. Subsequent Events

Embrace

On April 1, 2019, NSM acquired 100% of Embrace Pet Insurance, a nationwide provider of pet health insurance for dogs and cats. NSM paid $73.0 million of cash consideration, net of cash acquired, for its equity interest in Embrace Pet Insurance.

Kudu

On April 4, 2019, White Mountains completed its acquisition of Oaktree’s interests in Kudu for $81.4 million. As a result of the purchase, White Mountains’s ownership interest was increased to 99.1% of the basic units outstanding of Kudu (85.4% on a fully diluted, fully converted basis). In connection with the transaction, White Mountains assumed all of Oaktree’s unfunded capital commitments to Kudu, increasing White Mountains’s total unfunded Kudu capital commitment to $104.7 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains “forward-looking statements”. White Mountains intends statements that are not historical in nature, which are hereby identified as forward-looking statements, to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. White Mountains cannot promise that its expectations in such forward-looking statements will turn out to be correct. White Mountains’s actual results could be materially different from and worse than its expectations. See “FORWARD-LOOKING STATEMENTS” on page 61 for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements.
The following discussion also includes nine non-GAAP financial measures (i) adjusted book value per share, (ii) underlying growth in adjusted book value per share, (iii) gross written premiums and member surplus contributions (“MSC”) from new business, (iv) NSM’s earnings before interest, taxes, depreciation and amortization (“EBITDA”), (v) NSM’s adjusted EBITDA, (vi) adjusted capital, (vii) total consolidated portfolio returns excluding the MediaAlpha Transaction, (viii) total common equity securities and other long-term investments returns excluding the MediaAlpha Transaction, and (ix) total other long-term investments returns excluding the MediaAlpha Transaction, that have been reconciled from their most comparable GAAP financial measures on page 59. White Mountains believes these measures to be useful in evaluating White Mountains’s financial performance and condition.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

Overview

White Mountains ended the first quarter of 2019 with book value per share of $981 and adjusted book value per share of $979. Book value per share and adjusted book value per share were each up 10% for the quarter, including dividends. On February 26, 2019, MediaAlpha completed the sale of a significant minority stake to Insignia Capital Group in connection with a recapitalization and cash distribution to existing equityholders (the “MediaAlpha Transaction”). The increases in book value per share and adjusted book value per share were driven primarily by the gain from the MediaAlpha Transaction and strong investment returns.
Including the $55 per share estimated net gain from the MediaAlpha Transaction as if it had closed on December 31, 2018, book value per share would have been approximately $951 and adjusted book value per share would have been approximately $943. Had the MediaAlpha Transaction closed on December 31, 2018, for the first quarter of 2019 White Mountains’s book value per share would have increased 3% and adjusted book value per share would have increased 4%.
Gross written premiums and MSC collected in the HG Global/BAM segment totaled $16 million in the first quarter of 2019, compared to $11 million in the first quarter of 2018. BAM insured municipal bonds with par value of $1.9 billion in the first quarter of 2019, compared to $1.3 billion in the first quarter of 2018, which was unusually low, as many issuers pulled forward planned first quarter 2018 issuance volume into late 2017 given the uncertainty around tax reform. Total pricing, which reflects both gross written premiums and MSC from new business, was 83 basis points in the first quarter of 2019, down from 96 basis points in the first quarter of 2018. Pricing in the primary market decreased to 41 basis points in the first quarter of 2019, compared to 72 basis points in the first quarter of 2018. The decrease in pricing was primarily driven by lower interest rates and tighter credit spreads. BAM’s total claims paying resources were $878 million as of March 31, 2019, compared to $871 million as of December 31, 2018.
NSM reported pre-tax loss of $2 million, adjusted EBITDA of $10 million and commission revenues of $43 million in the first quarter of 2019. NSM’s pre-tax loss in the first quarter of 2019 included $5 million of amortization of other intangible assets, $4 million of interest expense and $1 million of general and administrative expenses related to the change in the fair value of NSM’s contingent consideration earnout liabilities. On April 1, 2019, NSM acquired Embrace Pet Insurance, a nationwide provider of pet health insurance for dogs and cats.
White Mountains’s pre-tax total return on invested assets was 10.1% for the first quarter of 2019. Excluding the MediaAlpha Transaction, White Mountains’s pre-tax total return on invested assets was 5.7% for the first quarter of 2019, compared to -1.0% for the first quarter of 2018.
White Mountains’s portfolio of common equity securities returned 13.0% for the first quarter of 2019, just underperforming the S&P 500 Index return of 13.6%. White Mountains’s portfolio of common equity securities returned -0.9% for the first quarter of 2018, essentially in-line with the S&P 500 Index return of -0.8%.
White Mountains’s other long-term investments portfolio returned 32.6% for the first quarter of 2019. Excluding the MediaAlpha Transaction, White Mountains’s other long-term investments portfolio returned 0.2% for the first quarter of 2019. The results were primarily driven by relatively flat performance from unconsolidated entities and private equity funds. White Mountains’s other long-term investments portfolio returned -2.8% for the first quarter of 2018. The results were primarily driven by losses from a foreign currency forward contract closed during the period and unfavorable results from unconsolidated entities.

White Mountains’s fixed income portfolio returned 2.3% for the first quarter of 2019, in-line with the Bloomberg Barclays U.S. Intermediate Aggregate Index return. White Mountains’s fixed income portfolio returned -0.7% for the first quarter of 2018, outperforming the Bloomberg Barclays U.S. Intermediate Aggregate Index return of -1.1%.
In April 2019, White Mountains closed its previously announced acquisition of Oaktree Capital Management, L.P.’s interests in Kudu, bringing White Mountains’s total capital commitment to Kudu to $250 million.

 Adjusted Book Value Per Share
The following table presents White Mountains’s book value per share and reconciles it to adjusted book value per share, a non-GAAP measure. See NON-GAAP FINANCIAL MEASURES on page 59.

	March 31, 2019	December 31, 2018	March 31, 2018
Book value per share numerators (in millions):
White Mountains’s common shareholders’ equity	$3,122.0	$2,843.1	$3,439.0
Time value of money discount on expected future payments on the BAM Surplus Notes (1)	(138.6)	(141.2)	(154.1)
HG Global’s unearned premium reserve (1)	140.2	136.9	106.8
HG Global’s net deferred acquisition costs (1)	(35.7)	(34.6)	(25.2)
Adjusted book value per share numerator	$3,087.9	$2,804.2	$3,366.5
Book value per share denominators (in thousands of shares):
Common shares outstanding - GAAP book value per share denominator	3,181.2	3,173.1	3,753.4
Unearned restricted common shares	(25.5)	(14.6)	(26.2)
Adjusted book value per share denominator	3,155.7	3,158.5	3,727.2
GAAP book value per share	$981.39	$896.00	$916.24
Adjusted book value per share	$978.51	$887.85	$903.22
Year-to-date dividends paid per share	$1.00	$1.00	$1.00
(1) Amount reflects White Mountains’s preferred share ownership in HG Global of 96.9%.

Goodwill and Other Intangible Assets

During the quarter ended March 31, 2019, White Mountains completed the analysis of the acquisition date fair values associated with its purchase of KBK, including the fair values attributed to goodwill and separately identifiable other intangible assets. The following table presents a summary of goodwill and other intangible assets that are included in White Mountains’s book value as of March 31, 2019, December 31, 2018, and March 31, 2018:

Millions	March 31, 2019	December 31, 2018		March 31, 2018
Goodwill:
NSM	$328.8	$354.3	(1)	$—
MediaAlpha	—	18.3		18.3
Other Operations	20.9	7.3		7.6
Total goodwill	349.7	379.9		25.9
Other intangible assets:
NSM	159.9	131.9		—
MediaAlpha	—	25.1		32.5
Other Operations	.6	.6		.8
Total other intangible assets	160.5	157.6		33.3
Total goodwill and other intangible assets (2)	510.2	537.5		59.2
Goodwill and other intangible assets attributed to non-controlling interests	(24.1)	(40.6)		(21.1)
Goodwill and other intangible assets included in White Mountains’s common shareholders’ equity	$486.1	$496.9		$38.1
(1) The relative fair values of goodwill and of other intangible assets recognized in connection with the acquisition of KBK had not yet been determined at December 31, 2018. See “NSM” in Note 2 — “Significant Transactions”.
(2) See Note 4 — “Goodwill and Other Intangible Assets” for details of goodwill and other intangible assets.

Summary of Consolidated Results

The following table presents White Mountains’s consolidated financial results for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
Millions	2019	2018
Revenues
Financial Guarantee revenues	$21.9	$(1.0)
Specialty Insurance Distribution revenues	49.3	—
Marketing Technology revenues (1)	48.8	71.7
Other Operations revenues	313.6	(28.6)
Total revenues	433.6	42.1
Expenses
Financial Guarantee expenses	15.7	13.3
Specialty Insurance Distribution expenses	50.8	—
Marketing Technology expenses (1)	54.9	71.9
Other Operations expenses	30.5	22.9
Total expenses	151.9	108.1
Pre-tax income (loss)
Financial Guarantee pre-tax income (loss)	6.2	(14.3)
Specialty Insurance Distribution pre-tax loss	(1.5)	—
Marketing Technology pre-tax loss (1)	(6.1)	(.2)
Other Operations pre-tax income (loss)	283.1	(51.5)
Total pre-tax income (loss)	281.7	(66.0)
Income tax expense	(10.2)	(.7)
Net income (loss) from continuing operations	271.5	(66.7)
Net gain on sale of discontinued operations, net of tax	.7	.1
Net income (loss)	272.2	(66.6)
Net loss attributable to non-controlling interests	12.2	18.6
Net income (loss) attributable to White Mountains’s common shareholders	284.4	(48.0)
Other comprehensive loss, net of tax	(.3)	—
Comprehensive income (loss)	284.1	(48.0)
Comprehensive income (loss) attributable to White Mountains’s common shareholders	$284.1	$(48.0)
(1) MediaAlpha’s results are from January 1, 2019 to February 26, 2019, the date of the MediaAlpha Transaction.

I. Summary of Operations By Segment

White Mountains conducts its operations through four segments: (1) HG Global/BAM, (2) NSM, (3) MediaAlpha (through February 26, 2019) and (4) Other Operations. A discussion of White Mountains’s consolidated investment operations is included after the discussion of operations by segment. White Mountains’s segment information is presented in Note 12 — “Segment Information” to the Consolidated Financial Statements.
As a result of the MediaAlpha Transaction, White Mountains no longer consolidates MediaAlpha or considers it to be a segment. White Mountains’s segment disclosures for the three months ended March 31, 2019 include MediaAlpha’s results of operations for the period from January 1, 2019 through February 26, 2019, the date of the MediaAlpha Transaction. See Note 2 — “Significant Transactions”.

HG Global/BAM

The following table presents the components of pre-tax income (loss) included in White Mountains’s HG Global/BAM segment related to the consolidation of HG Global, which includes HG Re and its other wholly-owned subsidiaries, and BAM for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019
Millions	HG Global	BAM	Eliminations	Total
Gross written premiums	$—	$7.9	$—	$7.9
Assumed (ceded) written premiums	6.7	(6.7)	—	—
Net written premiums	$6.7	$1.2	$—	$7.9

Earned insurance premiums	$3.4	$.8	$—	$4.2
Net investment income	1.9	3.4	—	5.3
Net investment income - BAM Surplus Notes	6.9	—	(6.9)	—
Net realized and unrealized investment gains	5.1	6.7	—	11.8
Other revenue	—	.6	—	.6
Total revenues	17.3	11.5	(6.9)	21.9
Insurance acquisition expenses	.8	.5	—	1.3
General and administrative expenses	.5	13.9	—	14.4
Interest expense - BAM Surplus Notes	—	6.9	(6.9)	—
Total expenses	1.3	21.3	(6.9)	15.7
Pre-tax income (loss)	$16.0	$(9.8)	$—	$6.2
Supplemental information:
MSC collected (1)	$—	$7.9	$—	$7.9
(1) MSC are recorded directly to BAM’s equity, which is recorded as non-controlling interest on White Mountains’s balance sheet.

	Three Months Ended March 31, 2018
Millions	HG Global	BAM	Eliminations	Total
Gross written premiums	$—	$6.4	$—	$6.4
Assumed (ceded) written premiums	5.3	(5.3)	—	—
Net written premiums	$5.3	$1.1	$—	$6.4

Earned insurance premiums	$2.3	$.7	$—	$3.0
Net investment income	1.2	2.5	—	3.7
Net investment income - BAM Surplus Notes	5.7	—	(5.7)	—
Net realized and unrealized investment losses	(3.6)	(4.3)	—	(7.9)
Other revenue	—	.2	—	.2
Total revenues	5.6	(.9)	(5.7)	(1.0)
Insurance acquisition expenses	.5	.9	—	1.4
Other underwriting expenses	—	.1	—	.1
General and administrative expenses	.4	11.4	—	11.8
Interest expense - BAM Surplus Notes	—	5.7	(5.7)	—
Total expenses	.9	18.1	(5.7)	13.3
Pre-tax income (loss)	$4.7	$(19.0)	$—	$(14.3)
Supplemental information:
MSC collected (1)	$—	$4.9	$—	$4.9
(1) MSC are recorded directly to BAM’s equity, which is recorded as non-controlling interest on White Mountains’s balance sheet.

HG Global/BAM Results—Three Months Ended March 31, 2019 versus Three Months Ended March 31, 2018
BAM is required to prepare its financial statements on a statutory accounting basis for the NYDFS and does not report stand-alone GAAP financial results. BAM is owned by its members, the municipalities that purchase BAM’s insurance for their debt issuances. BAM charges an insurance premium on each municipal bond insurance policy it writes. A portion of the premium is MSC and the remainder is gross written premium. In the event of a municipal bond refunding, the MSC from the original issuance can be reutilized, in effect serving as a credit against the total insurance premium on the refunding of the municipal bond. Issuers of debt insured by BAM are members of BAM so long as any of their BAM-insured debt is outstanding, and as members they have certain interests in BAM, including the right to vote for BAM’s directors and to receive dividends in the future, if declared.
Gross written premiums and MSC collected in the HG Global/BAM segment were $16 million in the first quarter of 2019, compared to $11 million in the first quarter of 2018. BAM insured $1.9 billion of municipal bonds, $1.3 billion of which were in the primary market, during the first quarter of 2019, compared to $1.3 billion of municipal bonds, $1.1 billion of which were in the primary market, during the first quarter of 2018, which was unusually low, as many issuers pulled forward planned first quarter 2018 issuance volume into late 2017 given the uncertainty around tax reform.
Total pricing, which reflects both gross written premiums and MSC from new business, was 83 basis points in the first quarter of 2019, compared to 96 basis points in the first quarter of 2018. See “NON-GAAP FINANCIAL MEASURES” on page 59. Pricing in the primary market decreased to 41 basis points in the first quarter of 2019, compared to 72 basis points in the first quarter of 2018. The decrease in pricing was primarily driven by lower interest rates and tighter credit spreads.
The following table presents the gross par value of primary and secondary market policies issued, the gross written premiums and MSC collected and total pricing for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
$ in Millions	2019	2018
Gross par value of primary market policies issued	$1,385.8	$1,149.5
Gross par value of secondary market policies issued	539.2	148.6
Total gross par value of market policies issued	$1,925.0	$1,298.1
Gross written premiums	$7.9	$6.4
MSC collected	7.9	4.9
Total gross written premiums and MSC collected	$15.8	$11.3
Present value of future installment MSC collections	.2	1.2
Gross written premium adjustments on existing installment policies	(.1)	—
Gross written premiums and MSC from new business	$15.9	$12.5
Total pricing	83 bps	96 bps

HG Global reported GAAP pre-tax income of $16 million in the first quarter of 2019, compared to $5 million in the first quarter of 2018. The increase in pre-tax income was driven primarily by higher returns in HG Global’s investment portfolio. Results in the first quarter of 2019 include $7 million of interest income on the BAM Surplus Notes, compared to $6 million of interest income in the first quarter of 2018.
BAM is a mutual insurance company that is owned by its members. BAM’s results are consolidated into White Mountains’s GAAP financial statements and attributed to non-controlling interests. White Mountains reported $10 million of GAAP pre-tax loss from BAM in the first quarter of 2019, compared to $19 million in the first quarter of 2018. The decrease in the pre-tax loss was driven primarily by higher returns in BAM’s investment portfolio. Results in the first quarter of 2019 include $7 million of interest expense on the BAM Surplus Notes and $14 million of general and administrative expenses, compared to $6 million of interest expense and $11 million of general and administrative expenses in the first quarter of 2018.

Claims Paying Resources
BAM’s “claims paying resources” represent the capital and other financial resources BAM has available to pay claims and, as such, is a key indication of BAM’s financial strength. In 2018, BAM expanded its claims paying resources by $100 million through the collateralized reinsurance agreement with Fidus Re, Ltd. (“Fidus Re”), a special-purpose insurer created solely to provide collateralized reinsurance protection to BAM.
BAM’s claims paying resources increased to $878 million as of March 31, 2019 from $871 million as of December 31, 2018. The increase was driven by a $7 million increase in the statutory value of the collateral trusts.
The following table presents BAM’s total claims paying resources as of March 31, 2019 and December 31, 2018:

Millions	March 31, 2019	December 31, 2018
Policyholders’ surplus	$408.9	$413.7
Contingency reserve	54.1	50.3
Qualified statutory capital	463.0	464.0
Net unearned premiums	36.9	36.2
Present value of future installment premiums and MSC	13.3	12.9
HG Re, Ltd. collateral trusts at statutory value	264.8	258.3
Fidus Re, Ltd. collateral trusts at statutory value	100.0	100.0
Claims paying resources	$878.0	$871.4

HG Global/BAM Balance Sheets
The following table presents amounts from HG Global, which includes HG Re and its other wholly-owned subsidiaries, and BAM that are contained within White Mountains’s consolidated balance sheet as of March 31, 2019 and December 31, 2018:

	March 31, 2019
Millions	HG Global	BAM	Eliminations and Segment Adjustment	Total
Assets
Fixed maturity investments	$259.5	$478.1	$—	$737.6
Short-term investments	7.8	24.0	—	31.8
Total investments	267.3	502.1	—	769.4
Cash	4.6	5.8	—	10.4
BAM Surplus Notes	481.3	—	(481.3)	—
Accrued interest receivable on BAM Surplus Notes	150.5	—	(150.5)	—
Deferred acquisition costs	36.8	19.6	(36.8)	19.6
Insurance premiums receivable	4.1	6.5	(4.1)	6.5
Accounts receivable on unsettled investment sales	.1	6.0	—	6.1
Other assets	1.5	21.2	(.2)	22.5
Total assets	$946.2	$561.2	$(672.9)	$834.5

Liabilities
BAM Surplus Notes(1)	$—	$481.3	$(481.3)	$—
Accrued interest payable on BAM Surplus Notes(2)	—	150.5	(150.5)	—
Preferred dividends payable to White Mountains’s subsidiaries(3)	291.7	—	—	291.7
Preferred dividends payable to non-controlling interests	10.0	—	—	10.0
Unearned insurance premiums	144.6	35.0	—	179.6
Accrued incentive compensation	—	10.1	—	10.1
Accounts payable on unsettled investment purchases	1.6	—	—	1.6
Other liabilities	1.1	58.1	(41.1)	18.1
Total liabilities	449.0	735.0	(672.9)	511.1

Equity
White Mountains’s common shareholders’ equity	482.4	—	—	482.4
Non-controlling interests	14.8	(173.8)	—	(159.0)
Total equity	497.2	(173.8)	—	323.4
Total liabilities and equity	$946.2	$561.2	$(672.9)	$834.5

(1)	Under GAAP, the BAM Surplus Notes are classified as debt by the issuer. Under statutory accounting principles, they are classified as policyholders’ surplus.

(2)
Under GAAP, interest accrues daily on the BAM Surplus Notes. Under statutory accounting principles, interest is not accrued on the BAM Surplus Notes until it has been approved for payment by insurance regulators.

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

	December 31, 2018
Millions	HG Global	BAM	Eliminations and Segment Adjustment	Total Segment
Assets
Fixed maturity investments	$225.8	$475.6	$—	$701.4
Short-term investments	28.5	38.4	—	66.9
Total investments	254.3	514.0	—	768.3
Cash	6.0	6.5	—	12.5
BAM Surplus Notes	481.3	—	(481.3)	—
Accrued interest receivable on BAM Surplus Notes	143.7	—	(143.7)	—
Deferred acquisition costs	35.7	19.0	(35.7)	19.0
Insurance premiums receivable	4.0	6.4	(4.0)	6.4
Accounts receivable on unsettled investment sales	—	—	—	—
Other assets	1.3	9.0	(.3)	10.0
Total assets	$926.3	$554.9	$(665.0)	$816.2
Liabilities
BAM Surplus Notes(1)	$—	$481.3	$(481.3)	$—
Accrued interest payable on BAM Surplus Notes(2)	—	143.7	(143.7)	—
Preferred dividends payable to White Mountains’s subsidiaries(3)	278.5	—	—	278.5
Preferred dividends payable to non-controlling interests	9.6	—	—	9.6
Unearned insurance premiums	141.3	34.7	—	176.0
Accrued incentive compensation	—	20.4	—	20.4
Accounts payable on unsettled investment purchases	—	2.2	—	2.2
Other liabilities	1.1	43.2	(40.0)	4.3
Total liabilities	430.5	725.5	(665.0)	491.0
Equity
White Mountains’s common shareholders’ equity	481.3	—	—	481.3
Non-controlling interests	14.5	(170.6)	—	(156.1)
Total equity	495.8	(170.6)	—	325.2
Total liabilities and equity	$926.3	$554.9	$(665.0)	$816.2

(1)	Under GAAP, the BAM Surplus Notes are classified as debt by the issuer. Under statutory accounting principles, they are classified as policyholders’ surplus.

(2)
Under GAAP, interest accrues daily on the BAM Surplus Notes. Under statutory accounting principles, interest is not accrued on the BAM Surplus Notes until it has been approved for payment by insurance regulators.

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

Par Value of Policies Issued and Priced by BAM
The following table presents the gross par value of policies issued and priced by BAM for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
Millions	2019	2018
Gross par value of primary market policies issued	$1,385.8	$1,149.5
Gross par value of secondary market policies issued	539.2	148.6
Total gross par value of policies issued	1,925.0	1,298.1

Gross par value of policies priced yet to close	487.9	366.4
Less: Gross par value of policies closed that were previously priced	(226.7)	(114.4)
Total gross par value of policies priced	$2,186.2	$1,550.1

NSM

On May 11, 2018, White Mountains acquired 95% of NSM Insurance HoldCo, LLC and its wholly-owned subsidiaries (collectively, “NSM”). NSM is a full-service MGU and program administrator for specialty property and casualty insurance. White Mountains funded the acquisition through a combination of cash on hand and new borrowings by NSM. White Mountains paid $274 million of cash consideration for its equity interest in NSM, and NSM borrowed $100 million in new debt as part of the transaction. During the three months ended September 30, 2018, White Mountains recorded a purchase price adjustment of an additional $2 million. Also, as part of the acquisition, White Mountains assumed estimated contingent consideration earnout liabilities related to NSM’s previous acquisitions of its U.K.-based operations of $10 million.
On May 18, 2018, NSM acquired 100% of Fresh Insurance Services Group Limited (“Fresh Insurance”), an insurance broker that specializes in non-standard personal lines products, motor trade, and van insurance in the United Kingdom for upfront cash consideration of $50 million. NSM borrowed $51 million in new debt to fund the transaction. During the three months ended March 31, 2019, NSM paid a purchase price adjustment of an additional $1 million. The purchase price is subject to additional adjustments based upon growth in EBITDA during two earnout periods ending in February 2020 and February 2022. In connection with the acquisition, NSM recorded a contingent consideration earnout liability of $8 million.
On December 3, 2018, NSM acquired all of the net assets of KBK Insurance Group (“KBK”), a specialized MGU focused on the towing and transportation space, for upfront cash of $60 million. In order to partially fund the KBK transaction, White Mountains contributed $29 million to NSM. NSM borrowed $30 million in new debt as part of the transaction. The purchase price is subject to additional adjustments based upon growth in EBITDA during three earnout periods ending in December 2019, December 2020 and December 2021.
On April 1, 2019, NSM acquired 100% of Embrace Pet Insurance, a nationwide provider of pet health insurance for dogs and cats. NSM paid $73 million of cash consideration, net of cash acquired, for its equity interest in Embrace Pet Insurance.
The contingent consideration earnout liabilities related to these acquisitions are subject to adjustment based upon EBITDA, EBITDA projections, and present value factors for acquired entities. For the three months ended March 31, 2019, NSM recognized pre-tax expense of $1 million for the increase in the fair value of its contingent consideration earnout liabilities for KBK, Fresh Insurance and its other U.K.-based operations. Any future adjustments to contingent consideration earnout liabilities under the agreements will also be recognized through pre-tax income. As of March 31, 2019 and December 31, 2018, NSM recorded contingent consideration earnout liabilities of $28 million and $20 million.
The following table presents the components of GAAP net loss, EBITDA and adjusted EBITDA included in White Mountains’s NSM segment for the three months ended March 31, 2019:

Millions	Three Months Ended March 31, 2019
Commission revenues	$43.3
Broker commission expenses	15.7
Gross profit	27.6
Other revenues	6.0
General and administrative expenses	25.1
Change in fair value of contingent consideration earnout liabilities	1.3
Amortization of other intangible assets	5.0
Interest expense	3.7
GAAP pre-tax loss	(1.5)
Income tax benefit	(.3)
GAAP net loss	(1.2)
Add back:
Interest expense	3.7
Income tax benefit	(.3)
General and administrative expenses — depreciation	.5
Amortization of other intangible assets	5.0
EBITDA (1)	7.7
Add back:
Change in fair value of contingent consideration earnout liabilities	1.3
Acquisition-related transaction expenses	.5
Investments made in the development of new business lines	.2
Restructuring expenses	.1
Adjusted EBITDA (1)	$9.8
(1) See “NON-GAAP FINANCIAL MEASURES” on page 59.

NSM Results—Three Months Ended March 31, 2019
NSM reported pre-tax loss of $2 million, adjusted EBITDA of $10 million and commission revenues of $43 million in the first quarter of 2019. NSM’s pre-tax loss in the first quarter of 2019 included $5 million of amortization of other intangible assets, $4 million of interest expense and $1 million of general and administrative expenses related to the change in the fair value of NSM’s contingent consideration earnout liabilities.

NSM Business Trends
The following is a discussion of the trends in NSM’s business, including periods prior to White Mountains’s ownership of NSM.
NSM’s business consists of over 15 active programs that are broadly categorized into five market verticals. The following table presents the controlled premium and commission revenues by vertical for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019		2018
$ in Millions	Controlled Premium (1)	Commission and Other Revenues	Controlled Premium (1)	Commission and Other Revenues
Specialty Transportation	$65.9	$17.9	$25.9	$8.3
Real Estate	38.8	9.0	36.6	8.2
Social Services	22.9	5.8	23.3	6.0
United Kingdom	41.8	12.1	15.7	4.5
Other	27.2	4.5	27.5	4.8
Total	$196.6	$49.3	$129.0	$31.8
(1) Controlled premium are total premiums placed by NSM during the period.

Three Months Ended March 31, 2019 versus Three Months Ended March 31, 2018
Specialty Transportation: NSM’s specialty transportation controlled premium and commission and other revenues grew significantly in the first quarter of 2019 compared to the first quarter of 2018, driven primarily by the acquisition of KBK in the fourth quarter of 2018. KBK contributed $38 million and $8 million of controlled premium and commission and other revenues in the first quarter of 2019. NSM’s collector car business controlled premiums and base commissions grew approximately 5% from the first quarter of 2018. In addition, profit commissions in this vertical were higher in the first quarter of 2019, compared to the first quarter of 2018, primarily due to improved loss ratios.
Real Estate: NSM’s real estate controlled premium and commission and other revenues increased primarily due to HabPro, NSM’s newly created excess and surplus habitational program, which contributed $2 million of controlled premium and $0.3 million in commission and other revenues in the first quarter of 2019. Other than HabPro, the real estate vertical was essentially flat, as increases in CHAMP, which places coverages for coastal condominium associations, were offset by decreases in flood insurance.
Social Services: NSM’s social services controlled premium and commission and other revenues declined modestly in the first quarter of 2019, compared to the first quarter of 2018, driven primarily by increased market competition.
United Kingdom: NSM’s United Kingdom controlled premium and commission and other revenues grew significantly in the first quarter of 2019, compared to the first quarter of 2018, driven primarily by the acquisition of Fresh Insurance in the second quarter of 2018. Fresh Insurance contributed $19 million and $7 million of controlled premium and commission and other revenues in the first quarter of 2019. In addition, First Underwriting Limited, an MGA that was launched in the fourth quarter of 2018, contributed $8 million and $1 million of controlled premium and commission and other revenues, respectively, in the first quarter of 2019.
Other: NSM’s other controlled premium and commission and other revenues were relatively flat in the first quarter of 2019, compared to the first quarter of 2018, as slight declines in the workers’ compensation and retail brokerage businesses were offset by improvement in the architects and engineers program.

MediaAlpha

As a result of the MediaAlpha Transaction, White Mountains’s reduced its ownership interest in MediaAlpha to 48% of the basic units outstanding (42% on a fully diluted, fully converted basis). White Mountains’s remaining ownership interest in MediaAlpha no longer meets the criteria for a controlling ownership interest and, accordingly, White Mountains deconsolidated MediaAlpha on February 26, 2019. The following table presents the components of GAAP net loss included in White Mountains’s MediaAlpha segment for the period from January 1, 2019 to February 26, 2019 (the “2019 Ownership Period”) and the three months ended March 31, 2018:

Millions	2019 Ownership Period	Three Months Ended March 31, 2018
Advertising and commission revenues	$48.8	$70.1
Cost of sales	40.6	57.4
Gross profit	8.2	12.7
Other revenue	—	1.6
General and administrative expenses	5.7	11.2
General and administrative expenses - MediaAlpha Transaction related costs	6.8	—
Amortization of other intangible assets	1.6	2.9
Interest expense	.2	.4
GAAP pre-tax loss	$(6.1)	$(.2)

MediaAlpha reported GAAP pre-tax loss of $6 million and revenues of $49 million for the 2019 Ownership Period. During the 2019 Ownership Period, revenues were primarily driven by the P&C and Health, Medicare and Life verticals, which had revenues of $26 million and $17 million. During the 2019 Ownership Period, MediaAlpha recognized $7 million of costs related to the transaction with Insignia Group in general and administrative expenses.
MediaAlpha reported break-even GAAP pre-tax income and revenues of $70 million for the first quarter of 2018. MediaAlpha’s results for the first quarter of 2018 were driven primarily by growth in MediaAlpha’s P&C verticals, driven by increased demand from advertisers, and growth in the Health, Medicare and Life vertical.

Other Operations

The following table presents a summary of White Mountains’s financial results from its Other Operations segment for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
Millions	2019	2018
Net investment income	$10.7	$16.0
Net realized and unrealized investment gains (losses)	119.1	(45.8)
Realized and unrealized gains from the MediaAlpha Transaction	182.2	—
Advertising and commission revenues	1.3	.9
Other revenues	.3	.3
Total revenues	313.6	(28.6)
Cost of sales	1.1	.7
General and administrative expenses	29.4	22.0
Interest expense	—	.2
Total expenses	30.5	22.9
Pre-tax income (loss)	$283.1	$(51.5)

Other Operations Results—Three Months Ended March 31, 2019 versus Three Months Ended March 31, 2018
White Mountains’s Other Operations segment reported pre-tax income of $283 million in the first quarter of 2019, compared to pre-tax loss of $52 million in the first quarter of 2018. The change was driven primarily by $182 million of realized and unrealized gains from the MediaAlpha Transaction and higher investment returns. White Mountains’s Other Operations segment reported net realized and unrealized investment gains, excluding the MediaAlpha Transaction, of $119 million in the first quarter of 2019, compared to net realized and unrealized investment losses of $46 million in the first quarter of 2018. White Mountains’s Other Operations segment reported net investment income of $11 million in the first quarter of 2019, compared to $16 million in the first quarter of 2018. See Summary of Investment Results on page 51. General and administrative expenses were $29 million in the first quarter of 2019, compared to $22 million in the first quarter of 2018. The increase was driven primarily by higher incentive compensation costs, driven primarily by an increase in both White Mountains’s share price and the assumed harvest percentage on outstanding performance shares.

II. Summary of Investment Results

White Mountains’s total investment results include results from all segments. For purposes of discussing rates of return, all percentages are presented gross of management fees and trading expenses in order to produce a better comparison to benchmark returns, while all dollar amounts are presented net of management fees and trading expenses.
The following table presents the pre-tax investment returns for White Mountains’s consolidated portfolio for the three months ended March 31, 2019 and 2018:

Gross Investment Returns and Benchmark Returns

	Three Months Ended
	March 31,
	2019	2018

Common equity securities	13.0%	(0.9)%
Other long-term investments	32.6%	(2.8)%
Other long-term investments - excluding MediaAlpha	0.2%	(2.8)%
Total common equity securities and other long-term investments	19.0%	(1.2)%
Total common equity securities and other long-term investments - excluding MediaAlpha	9.3%	(1.2)%
S&P 500 Index (total return)	13.6%	(0.8)%

Fixed income investments	2.3%	(0.7)%
Bloomberg Barclays U.S. Intermediate Aggregate Index	2.3%	(1.1)%

Total consolidated portfolio	10.1%	(1.0)%
Total consolidated portfolio - excluding MediaAlpha	5.7%	(1.0)%

 Investment Returns—Three Months Ended March 31, 2019 versus Three Months Ended March 31, 2018

White Mountains’s pre-tax total return on invested assets was 10.1% for the first quarter of 2019. The first quarter 2019 returns included $115 million in pre-tax unrealized investment gains from the MediaAlpha Transaction. Excluding the MediaAlpha Transaction, White Mountains’s pre-tax total return on invested assets was 5.7% for the first quarter of 2019, compared to -1.0% for the first quarter of 2018. Returns for the first quarter of 2019 were driven primarily by the strong rebound in equity markets. Returns for the first quarter of 2018 were driven primarily by declines in equity markets and rising interest rates.

Common Equity Securities and Other Long-Term Investments Results
White Mountains’s portfolio of common equity securities and other long-term investments was $1.4 billion, $1.3 billion, and $1.2 billion as of March 31, 2019, December 31, 2018 and March 31, 2018, respectively. See Note 3 - “Investment Securities”. White Mountains’s portfolio of common equity securities and other long-term investments represented approximately 50%, 49% and 36% of total invested assets as of March 31, 2019, December 31, 2018 and March 31, 2018, respectively. The increase in this percentage was driven primarily by additions to the common equity securities and other long-term investment portfolios and a decline in the total investment asset base principally due to share repurchases and deployments of capital into new businesses over the period.
White Mountains’s portfolio of common equity securities and other long-term investments returned 19.0% for the first quarter of 2019. Excluding the MediaAlpha Transaction, White Mountains’s portfolio of common equity securities and other long-term investments returned 9.3% for the first quarter of 2019, compared to -1.2% for the first quarter of 2018.
White Mountains’s portfolio of common equity securities was $905 million, $926 million and $946 million as of March 31, 2019, December 31, 2018 and March 31, 2018, repectively. White Mountains’s portfolio of common equity securities returned 13.0% for the first quarter of 2019, just underperforming the S&P 500 Index return of 13.6%. White Mountains’s portfolio of common equity securities returned -0.9% for the first quarter of 2018, essentially in-line with the S&P 500 Index return of -0.8%. White Mountains’s portfolio of common equity securities primarily consists of passive ETFs and publicly-traded common equity securities that are actively managed by third-party registered investment advisers.
White Mountains’s portfolio of ETFs seeks to provide investment results that generally correspond to the performance of broad market indices. As of March 31, 2019 and December 31, 2018, White Mountains had approximately $712 million and $675 million invested in ETFs. In the first quarter of 2019 and 2018, the ETFs essentially earned the effective index return, before expenses, over the period in which White Mountains was invested in these funds.

As of March 31, 2019, White Mountains’s relationships with third-party registered investment advisers (the “actively managed common equity portfolios”) were with Highclere International Investors (“Highclere”), who invests in small- and mid-cap equity securities listed in markets outside of the United States and Canada through a unit trust and Silchester International Investors (“Silchester”), who invests in value-oriented non-U.S. equity securities through a unit trust. In February of 2019, White Mountains terminated its relationship with Lateef Investment Management (“Lateef”), a growth at a reasonable price adviser managing a highly-concentrated separate account portfolio of U.S. mid-cap and large-cap growth companies. As of March 31, 2019 and December 31, 2018, White Mountains had approximately $193 million and $250 million of common equity securities invested with third-party registered investment advisers.
White Mountains’s actively managed common equity portfolios returned 11.0% for the first quarter of 2019, underperforming the S&P 500 Index return of 13.6%. The underperformance was driven primarily by unfavorable relative returns from the non-U.S. portfolios managed by Highclere and Silchester, partially offset by favorable relative returns from the Lateef portfolio prior to the termination of the relationship in February 2019. White Mountains’s actively managed common equity portfolios returned -0.4% for the first quarter of 2018, outperforming the S&P 500 Index return of -0.8%. The outperformance was driven primarily by favorable relative returns from the Lateef portfolio.
White Mountains maintains a portfolio of other long-term investments that primarily consists of unconsolidated entities, private equity funds and hedge funds. White Mountains’s portfolio of other long-term investments was $498 million, $326 million and $253 million as of March 31, 2019, December 31, 2018 and March 31, 2018, respectively. White Mountains’s other long-term investments portfolio returned 32.6% for the first quarter of 2019. Excluding the MediaAlpha Transaction, White Mountains’s other long-term investments portfolio returned 0.2% for the first quarter of 2019, compared to -2.8% for the first quarter of 2018. Investment returns for the first quarter of 2019 were driven primarily by relatively flat performance from unconsolidated entities and private equity funds. Returns for the first quarter of 2018 were driven primarily by losses from a foreign currency forward contract closed during the period and unfavorable results from unconsolidated entities.

Fixed Income Results
White Mountains’s fixed income portfolio, including short-term investments, was $1.4 billion, $1.3 billion and $2.1 billion as of March 31, 2019, December 31, 2018 and March 31, 2018, respectively. The duration of White Mountains’s fixed income portfolio, including short-term investments, was 3.2 years, 3.4 years and 2.8 years as of March 31, 2019, December 31, 2018 and March 31, 2018, respectively.
White Mountains’s fixed income portfolio returned 2.3% for the first quarter of 2019, in-line with the Bloomberg Barclays U.S. Intermediate Aggregate Index return. White Mountains’s fixed income portfolio returned -0.7% for the first quarter of 2018, outperforming the Bloomberg Barclays U.S. Intermediate Aggregate Index return of -1.1%. In the first quarter of 2018, White Mountains terminated its relationship with a third-party registered investment adviser managing a medium duration GBP investment grade corporate bond portfolio and closed the foreign currency forward contract associated with this mandate.

Foreign Currency Exposure

As of March 31, 2019, White Mountains had foreign currency exposure on $261 million of net assets primarily related to common equity securities managed by Silchester and Highclere, NSM’s U.K. operations and certain foreign consolidated and unconsolidated entities.
White Mountains may enter into foreign currency forward contracts from time to time in order to mitigate its foreign currency exposure on certain invested assets. In conjunction with the liquidation of the GBP investment grade corporate bond mandate in the first quarter of 2018, White Mountains closed the associated foreign currency forward contract.
The following table presents the fair value of White Mountains’s foreign denominated net assets as of March 31, 2019:

Currency $ in Millions	Fair Value	% of Common Shareholders’ Equity
GBP	$79.3	2.6%
EUR	57.6	1.8
JPY	55.6	1.8
All other	68.9	2.2
Total	$261.4	8.4%

Income Taxes

The Company and its Bermuda domiciled subsidiaries are not subject to Bermuda income tax under current Bermuda law. In the event there is a change in the current law and taxes are imposed, the Company and its Bermuda domiciled subsidiaries would be exempt from such taxes until March 31, 2035 pursuant to the Bermuda Exempted Undertakings Tax Protection Act of 1966. The Company has subsidiaries and branches that operate in various other jurisdictions around the world that are subject to tax in the jurisdictions in which they operate.  The jurisdictions in which the Company’s subsidiaries and branches are subject to tax include Barbados, Ireland, Israel, Luxembourg, the United Kingdom and the United States.
White Mountains’s income tax expense related to pre-tax income from continuing operations for the three months ended March 31, 2019 represented an effective tax rate of 4%. The effective tax rate was different from the U.S. statutory rate of 21%, primarily due to a release in a full valuation allowance on the net deferred tax assets of the U.S. consolidated group Guilford Holdings, Inc. and subsidiaries (“Guilford”). Guilford includes MediaAlpha, Kudu, various service companies and certain other entities and investments that are included in the Other Operations segment. The effective tax rate was also different due to withholding taxes and a tax benefit recorded at BAM. For BAM, MSC and the related taxes thereon, are recorded directly to non-controlling interest equity, while the valuation allowance on such taxes is recorded through the income statement. For the three months ended March 31, 2019, BAM recorded a tax benefit of $1 million associated with the valuation allowance on taxes related to MSC that is included in the effective tax rate. See Note 6 — “Income Taxes”.
White Mountains’s income tax expense related to pre-tax loss from continuing operations for the three months ended March 31, 2018 represented an effective tax rate of (1)%. The effective tax rate was different from the U.S. statutory rate of 21%, primarily due to a full valuation allowance on all net deferred tax assets at U.S. operations, consisting of Guilford and BAM, withholding taxes and a tax benefit recorded at BAM. For BAM, MSC and the related taxes thereon, are recorded directly to non-controlling interest equity, while the valuation allowance on such taxes is recorded through the income statement. For the three months ended March 31, 2018, BAM recorded a tax benefit of $1 million associated with the valuation allowance on taxes related to MSC that is included in the effective tax rate. See Note 6 — “Income Taxes”.

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash and Short-term Investments

Holding Company Level
The primary sources of cash for the Company and certain of its intermediate holding companies are expected to be distributions from its operating subsidiaries, net investment income, proceeds from sales, repayments and maturities of investments, capital raising activities and, from time to time, proceeds from sales of operating subsidiaries. The primary uses of cash are expected to be general and administrative expenses, purchases of investments, payments to tax authorities, payments on and repurchases/retirements of its debt obligations, dividend payments to holders of the Company’s common shares, distributions to non-controlling interest holders of consolidated subsidiaries, contributions to operating subsidiaries and, from time to time, purchases of operating subsidiaries and repurchases of the Company’s common shares.

Operating Subsidiary Level
The primary sources of cash for White Mountains’s operating subsidiaries are expected to be commissions, fees and premium collections, net investment income, proceeds from sales, repayments and maturities of investments, contributions from holding companies, capital raising activities and, from time to time, proceeds from sales of operating subsidiaries. The primary uses of cash are expected to be general and administrative expenses, broker commission expenses, costs of sales, insurance acquisition expenses, loss payments, purchases of investments, payments to tax authorities, payments on and repurchases/retirements of its debt obligations, distributions made to holding companies, distributions to non-controlling interest holders and, from time to time, purchases of operating subsidiaries.
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

Dividend Capacity

The following is a description of the dividend capacity of White Mountains’s reinsurance and other operating subsidiaries:

HG Global/BAM
As of March 31, 2019, HG Global had $619 million face value of preferred shares outstanding, of which White Mountains owned 96.9%. Holders of the HG Global preferred shares receive cumulative dividends at a fixed annual rate of 6.0% on a quarterly basis, when and if declared by HG Global. HG Global did not declare or pay any preferred dividends in the quarter of 2019. As of March 31, 2019, HG Global has accrued $302 million of dividends payable to holders of its preferred shares, $292 million of which is payable to White Mountains and eliminates in consolidation. As of March 31, 2019, HG Global and its subsidiaries had $3 million of cash and fixed maturity investments outside of HG Re.
HG Re is a Special Purpose Insurer subject to regulation and supervision by the BMA, but it does not require regulatory approval to pay dividends. However, pursuant to the FLRT with BAM, HG Re’s dividend capacity is limited to amounts held outside of the collateral trusts. As of March 31, 2019, HG Re had statutory capital and surplus of $713 million, $771 million of assets held in the collateral trusts pursuant to the FLRT with BAM and $1 million of cash held outside the collateral trusts.
No payment of interest or principal on the BAM Surplus Notes may be made without the approval of the New York State Department of Financial Services (“NYDFS”). BAM has stated its intention to seek regulatory approval to pay interest and principal on its surplus notes to the extent that its remaining qualified statutory capital and other capital resources continue to support its outstanding obligations, its business plan and its “AA/stable” rating from Standard & Poor’s. During the first three months of 2019, BAM made no repayments of the BAM Surplus Notes or accrued interest.

NSM
During the three months ended March 31, 2019, NSM did not make any distributions to its unitholders. As of March 31, 2019, NSM had $24 million of net unrestricted cash.

Other Operations
During the three months ended March 31, 2019, White Mountains paid a $3 million common share dividend. As of March 31, 2019, the Company and its intermediate holding companies had $661 million of net unrestricted cash, short-term investments and fixed maturity investments and $905 million of common equity securities and $151 million of private equity funds and hedge funds.

 Financing

The following table presents White Mountains’s capital structure as of March 31, 2019 and December 31, 2018:

$ in Millions	March 31, 2019	December 31, 2018
NSM Bank Facility, carrying value	$182.8	$176.6
Other NSM debt	1.7	1.9
MediaAlpha Bank Facility, carrying value (1)	—	14.2
Other Operations debt	10.9	—
Total debt	195.4	192.7
Non-controlling interests—excluding BAM	30.1	45.7
Total White Mountains’s common shareholders’ equity	3,122.0	2,843.1
Total capital	3,347.5	3,081.5
Time-value discount on expected future payments on the BAM Surplus Notes (2)	(138.6)	(141.2)
HG Global’s unearned premium reserve (2)	140.2	136.9
HG Global’s net deferred acquisition costs (2)	(35.7)	(34.6)
Total adjusted capital	$3,313.4	$3,042.6

Total debt to total adjusted capital	5.9%	6.3%
(1) The MediaAlpha Bank Facility is no longer included as a result of the MediaAlpha Transaction.
(2) Amount reflects White Mountains’s preferred share ownership in HG Global of 96.9%.

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
On May 11, 2018, NSM entered into a secured credit facility (the “NSM Bank Facility”) with Ares Capital Corporation in order to refinance NSM’s debt and to fund the acquisition of Fresh Insurance. The NSM Bank Facility is comprised of term loans totaling $181 million and a revolving credit loan commitment of $10 million. The term loans under the NSM Bank Facility mature on May 11, 2024, and the revolving credit loan under the NSM Bank Facility matures on May 11, 2023. During the three months ended March 31, 2019, NSM repaid $1 million on the term loans and drew $7 million under the revolving credit loan. As of March 31, 2019, $180 million of term loans and $7 million of revolving credit loans were outstanding under the NSM Bank Facility.
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
On June 15, 2018, NSM entered into an interest rate swap agreement to hedge its exposure to interest rate risk on its variable rate term loans. Under the terms of the swap agreement, NSM pays a fixed rate of 2.97% and receives a variable rate, which is reset monthly, based on based on then-current LIBOR. As of March 31, 2019, the variable rate received by NSM under the swap agreement was 2.49%. As of March 31, 2019, the interest rate, including the effect of the swap, for the outstanding term loans of $149.9 million that are hedged by the swap, was 7.47%. See Note 7 — “Derivatives — NSM Interest Rate Swap”.
The NSM Bank Facility is secured by all property of the loan parties and contains various affirmative, negative and financial covenants that White Mountains considers to be customary for such borrowings, including a maximum consolidated total leverage ratio covenant.

Covenant Compliance
As of March 31, 2019, White Mountains was in compliance with all of the covenants under all of its debt instruments.

NSM Bank Facility
The consolidated total leverage ratio in the NSM Bank Facility is determined by dividing NSM’s debt by its EBITDA, both as defined in the NSM Bank Facility.
Debt is defined to include indebtedness for borrowed money, due and payable earnouts on permitted acquisitions and various other adjustments specified in the NSM Bank Facility, less unrestricted cash and cash equivalents (“Bank Debt”). NSM’s Bank Debt was $165 million as of March 31, 2019.
EBITDA is defined to include adjusted EBITDA (see NON-GAAP FINANCIAL MEASURES on page 59) plus additional adjustments (i) to exclude certain expenses not already excluded from adjusted EBITDA as specified in NSM’s Bank Facility and (ii) to include/exclude historical earnings of acquired/disposed companies (“Bank EBITDA”). NSM’s Bank EBITDA was $41 million for the trailing twelve months ended March 31, 2019.
The maximum consolidated total leverage ratio covenant was 5.5x. NSM’s actual consolidated total leverage ratio as of March 31, 2019 was 4.0x.

Share Repurchases

White Mountains’s board of directors has authorized the Company to repurchase its common shares from time to time, subject to market conditions. The repurchase authorizations do not have a stated expiration date. In the first quarter of 2019, White Mountains repurchased and retired 5,679 of its common shares for $5 million, at an average share price of $858, which was approximately 88% of White Mountains’s March 31, 2019 adjusted book value per share. In the first quarter of 2018, White Mountains repurchased and retired 9,965 of its common shares for $8 million, at an average share price of $841, which was approximately 93% of White Mountains’s March 31, 2018 adjusted book value per share. All of the shares White Mountains repurchased in the first quarter of 2019 and 2018 were to satisfy employee income tax withholding pursuant to employee benefit plans. Shares repurchased pursuant to employee benefit plans do not reduce the board authorization. As of March 31, 2019, White Mountains may repurchase an additional 635,705 shares under these board authorizations. In addition, White Mountains has also repurchased its common shares from time to time through tender offers that were separately approved by its board of directors.

Cash Flows

Detailed information concerning White Mountains’s cash flows during the three months ended March 31, 2019 and 2018 follows:

Cash flows from continuing operations for the three months ended March 31, 2019 and March 31, 2018
Net cash used for continuing operations was $41 million in the three months ended March 31, 2019 compared to $45 million in the three months ended March 31, 2018. Cash used for continuing operations decreased in the three months ended March 31, 2019, compared to the three months ended March 31, 2018. During the three months ended March 31, 2019 and 2018, White Mountains made long-term incentive payments totaling $19 million and $28 million. White Mountains does not believe these trends will have a meaningful impact on its future liquidity or its ability to meet its future cash requirements.

Cash flows from investing and financing activities for the three months ended March 31, 2019

Financing and Other Capital Activities
During the three months ended March 31, 2019, the Company declared and paid a $3 million cash dividend to its common shareholders.
During the three months ended March 31, 2019, White Mountains repurchased and retired 5,679 of its common shares for $5 million, all of which were repurchased under employee benefit plans for statutory withholding tax payments.
During the three months ended March 31, 2019, BAM received $8 million in MSC.
During the three months ended March 31, 2019, NSM borrowed $7 million of revolving credit loans and repaid $1 million of term loans under the NSM Bank Facility.

Acquisitions and Dispositions
On February 26, 2019, White Mountains received net cash proceeds of $88 million from the MediaAlpha Transaction.
During the first three months of 2019, Kudu closed two transactions, deploying $82 million, of which $41 million was from White Mountains.

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
During the first three months of 2018, BAM received $5 million in MSC.
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
Assets and liabilities carried at fair value include substantially all of the investment portfolio, derivative instruments, both exchange traded and over the counter instruments. Valuation of assets and liabilities measured at fair value require management to make estimates and apply judgment to matters that may carry a significant degree of uncertainty. In determining its estimates of fair value, White Mountains uses a variety of valuation approaches and inputs. Whenever possible, White Mountains estimates fair value using valuation methods that maximize the use of observable prices and other inputs. Where appropriate, assets and liabilities measured at fair value have been adjusted for the effect of counterparty credit risk.

Invested Assets

White Mountains uses brokers and outside pricing services to assist in determining fair values. The outside pricing services White Mountains uses have indicated that they will only provide prices where observable inputs are available.
As of March 31, 2019, approximately 82% of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs.

Level 1 Measurements
Investments valued using Level 1 inputs include fixed maturity investments, primarily investments in U.S. Treasuries and short-term investments, which include U.S. Treasury Bills, and common equity securities. For investments in active markets, White Mountains uses the quoted market prices provided by outside pricing services to determine fair value.

Level 2 Measurements
Investments valued using Level 2 inputs include fixed maturity investments, which have been disaggregated into classes, including debt securities issued by corporations, mortgage and asset-backed securities and municipal obligations. Investments valued using Level 2 inputs also include certain passive ETFs that track U.S. stock indices such as the S&P 500 Index, but are traded on foreign exchanges, which management values using the fund manager’s published NAV to account for the difference in market close times.
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
Level 3 valuations are generated from techniques that use assumptions not observable in the market. These unobservable assumptions reflect White Mountains’s assumptions that market participants would use in valuing the investment. Generally, certain securities may start out as Level 3 when they are originally issued, but as observable inputs become available in the market, they may be reclassified to Level 2. Transfers between levels are based on investments held as of the beginning of the period.

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
On an ongoing basis, White Mountains considers qualitative changes in facts and circumstances, which may impact the valuation of unconsolidated entities, including economic changes of relevant industries and changes to the investee capital structure, business strategy and significant changes in key personnel. On an annual basis, or when facts and circumstances suggest a quantitative valuation analysis is necessary, White Mountains, with the assistance of a third-party valuation firm, completes a valuation analysis of significant unconsolidated entities.

Private Equity Funds and Hedge Funds
White Mountains’s portfolio of other long-term investments includes investments in private equity funds and hedge funds. White Mountains employs a number of procedures to assess the reasonableness of the fair value measurements for its private equity funds and hedge funds, including obtaining and reviewing periodic and audited annual financial statements as well as discussing each fund’s pricing with the fund manager throughout the year. However, since the fund managers do not provide sufficient information to evaluate the pricing methods and inputs for each underlying investment, White Mountains considers the inputs to be unobservable. The fair value of White Mountains’s private equity fund and hedge fund investments has generally been determined using the fund manager’s NAV. In the event that White Mountains believes the fair value of a private equity fund or hedge fund differs from the NAV reported by the fund manager due to illiquidity or other factors, White Mountains will adjust the reported NAV to more appropriately represent the fair value of its investment in the private equity fund or hedge fund. As of March 31, 2019 and December 31, 2018, White Mountains did not adjust the reported NAV of its investments in private equity funds and hedge funds.

NON-GAAP FINANCIAL MEASURES

This report includes nine non-GAAP financial measures that have been reconciled with their most comparable GAAP financial measures.
Adjusted book value per share is a non-GAAP financial measure, which is derived by adjusting (i) the GAAP book value per share numerator and (ii) the common shares outstanding denominator, as described below. The GAAP book value per share numerator is adjusted (i) to include a discount for the time value of money arising from the expected timing of cash payments of principal and interest on the BAM surplus notes and (ii) to add back the unearned premium reserve, net of deferred acquisition costs, at HG Global. Under GAAP, White Mountains is required to carry the BAM surplus notes, including accrued interest, at nominal value with no consideration for time value of money. Based on a debt service model that forecasts operating results for BAM through maturity of the surplus notes, the present value of the BAM surplus notes, including accrued interest, was estimated to be $143 million, $146 million and $159 million less than the nominal GAAP carrying values as of March 31, 2019, December 31, 2018, and March 31, 2018, respectively. The value of HG Global’s unearned premium reserve, net of deferred acquisition costs, was $108 million, $106 million and $84 million as of March 31, 2019, December 31, 2018, and March 31, 2018, respectively. White Mountains believes these adjustments are useful to management and investors in analyzing the intrinsic value of HG Global, including the value of the surplus notes and the value of the in-force business at HG Re, HG Global’s reinsurance subsidiary. The denominator used in the calculation of adjusted book value per share equals the number of common shares outstanding, adjusted to exclude unearned restricted common shares, the compensation cost of which, at the date of calculation, has yet to be amortized. Restricted common shares are earned on a straight-line basis over their vesting periods. The reconciliation of GAAP book value per share to adjusted book value per share is included on page 40.
The underlying growth in adjusted book value per share reflects the estimated gain from the MediaAlpha Transaction as if it had closed as of December 31, 2018. A reconciliation from GAAP to the reported percentage is as follows:

	As of March 31, 2019	As of December 31, 2018	Growth % (1)
GAAP book value per share	$981.39	$896.00	9.6%
Estimated gain from the MediaAlpha Transaction as of December 31, 2018	—	55.07
GAAP book value per share including the estimated gain from the MediaAlpha Transaction as of December 31, 2018	981.39	951.07	3.3%
Adjustments to book value per share (see reconciliation on page 40)	(2.88)	(8.15)
Adjusted book value per share including the estimated gain from the MediaAlpha Transaction as of December 31, 2018	$978.51	$942.92	3.9%
(1) Growth includes $1.00 per share dividend paid during the first quarter of 2019.
Gross written premiums and MSC from new business is a non-GAAP financial measure, which is derived by adjusting gross written premiums and MSC collected (i) to include the present value of future installment MSC not yet collected and (ii) to exclude the impact of gross written premium adjustments related to policies closed in prior periods. White Mountains believes these adjustments are useful to management and investors in evaluating the volume and pricing of new business closed during the period. The reconciliation from GAAP gross written premiums to gross written premiums and MSC from new business is included on page 44.

NSM’s EBITDA and adjusted EBITDA are non-GAAP financial measures. EBITDA is a non-GAAP financial measure that excludes interest expense on debt, income tax benefit (expense), depreciation and amortization from GAAP net income (loss). Adjusted EBITDA is a non-GAAP financial measure that excludes certain other items in GAAP net income (loss) in addition to those excluded from EBITDA. The adjustments relate to (i) change in fair value of contingent consideration earnout liabilities, (ii) acquisition-related transaction expenses, (iii) investments made in the development of new business lines and (iv) restructuring expenses. A description of each follows:

•
Change in fair value of contingent consideration earnout liabilities - Earnout liabilities are amounts payable to the sellers of businesses purchased by NSM that are contingent on the earnings of such businesses in periods subsequent to their acquisition. Under GAAP, earnout liabilities are not capitalized as part of the purchase price. Earnout liabilities are recorded at fair value, with the periodic change in the fair value of these liabilities recorded as income or an expense.

•
Acquisition-related transaction expenses - Represents costs directly related to transactions to acquire businesses, such as transaction-related compensation, banking, accounting and external lawyer fees, which are not capitalized and are expensed under GAAP.

•
Investments made in the development of new business lines - Represents the net loss related to the start-up of newly established lines of business, which NSM views as investments. For the periods presented, this adjustment primarily relates to NSM’s investment expenditures in the organic development of its pet insurance line and its MGA in the United Kingdom, net of revenues generated. NSM recently decided to discontinue its organic investment in the development of its pet insurance line and instead to invest in the pet insurance line through its acquisition of Embrace Pet Insurance, which closed in April 2019.

•	Restructuring expenses - Represents expenses associated with eliminating redundant work force and facilities that typically arise as a result of NSM’s post-acquisition integration strategies.
White Mountains believes that these non-GAAP financial measures are useful to management and investors in evaluating NSM’s performance. The reconciliation of NSM’s GAAP net income (loss) to EBITDA and adjusted EBITDA is included on page 47.
Total capital at White Mountains is comprised of White Mountains’s common shareholders’ equity, debt and non-controlling interests other than non-controlling interests attributable to BAM. Total adjusted capital is a non-GAAP financial measure, which is derived by adjusting total capital (i) to include a discount for the time value of money arising from the expected timing of cash payments of principal and interest on the BAM Surplus Notes and (ii) to add back the unearned premium reserve, net of deferred acquisition costs, at HG Global. The reconciliation of total capital to total adjusted capital is included on page 54.
Total consolidated portfolio returns excluding the MediaAlpha Transaction, common equity securities and other long term investment returns excluding the MediaAlpha Transaction and other long-term investments returns excluding the MediaAlpha Transaction are non-GAAP financial measures that remove the $115 million pre-tax unrealized gain resulting from the MediaAlpha Transaction recognized in the first quarter of 2019. Subsequent to the MediaAlpha Transaction, White Mountains no longer consolidates MediaAlpha and accounts for its remaining investment in MediaAlpha at fair value. White Mountains believes these measures to be useful to management and investors by making the returns in the current period comparable to the prior periods. A reconciliation from GAAP to the reported percentages is as follows:

	For the Three Months Ended March 31, 2019
	GAAP Returns	Remove MediaAlpha	Returns - Excluding MediaAlpha

Total consolidated portfolio returns	10.1%	(4.4)%	5.7%
Common equity securities and other long-term investments returns	19.0%	(9.7)%	9.3%
Other long-term investments returns	32.6%	(32.4)%	.2%

CRITICAL ACCOUNTING ESTIMATES

Refer to the Company’s 2018 Annual Report on Form 10-K for a complete discussion regarding White Mountains’s critical accounting estimates.

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

These statements are based on certain assumptions and analyses made by White Mountains in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors believed to be appropriate in the circumstances. However, whether actual results and developments will conform with its expectations and predictions is subject to risks and uncertainties that could cause actual results to differ materially from expectations, including:

•
the risks that are described from time to time in White Mountains’s filings with the Securities and Exchange Commission, including but not limited to White Mountains’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018;

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

Refer to White Mountains’s 2018 Annual Report on Form 10-K and in particular Item 7A. - “Quantitative and Qualitative Disclosures About Market Risk”.

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
There were no significant changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended March 31, 2019.

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes to any of the risk factors previously disclosed in the Registrant’s 2018 Annual Report on Form 10-K.

Item 2.	Issuer Purchases of Equity Securities.

Months	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (1)
January 1-January 31, 2019	5,679	$857.69	—	635,705
February 1-February 28, 2019	—	$—	—	635,705
March 1-March 31, 2019	—	$—	—	635,705
Total	5,679	$857.69	—	635,705
(1) White Mountains’s board of directors has authorized the Company to repurchase its common shares, from time to time, subject to market conditions. The repurchase authorizations do not have a stated expiration date.

Item 3. Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a)	Exhibit number		Name
	2	—	Plan of Reorganization (incorporated by reference herein to the Company’s Registration Statement on S-4 (No. 333-87649) dated September 23, 1999)
	3.1	—	Memorandum of Continuance of the Company (incorporated by reference herein to Exhibit (3)(i) of the Company’s Current Report on Form 8-K dated November 1, 1999)
	3.2	—	Amended and Restated Bye-Laws of the Company (incorporated by reference herein to Exhibit 3 of the Company’s Report on Form 10-Q dated May 2, 2017)
	10.1	—	White Mountains Bonus Plan*
	10.2	—
FIRST AMENDMENT dated as of December 3, 2018, among NSM INSURANCE GROUP, LLC, a Delaware limited liability company, NSM INSURANCE HOLDCO, LLC, a Delaware limited liability company, the other LOAN PARTIES party hereto, ARES CAPITAL CORPORATION, a Maryland corporation, as administrative agent, and the LENDERS party hereto. *

	10.3	—
SECOND AMENDMENT dated as of April 1, 2019, among NSM INSURANCE GROUP, LLC, a Delaware limited liability company, NSM INSURANCE HOLDCO, LLC, a Delaware limited liability company, the other LOAN PARTIES party hereto, ARES CAPITAL CORPORATION, a Maryland corporation, as administrative agent, and the LENDERS party hereto. *

	31.1	—	Principal Executive Officer Certification Pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934, as Amended. *
	31.2	—	Principal Financial Officer Certification Pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934, as Amended. *
	32.1	—	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
	32.2	—	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
	101	—	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Included herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
(Registrant)

Date:	May 6, 2019	By: /s/ J. Brian Palmer
J. Brian Palmer
Managing Director and Chief Accounting Officer