Form 10-Q
period 2019-06-30
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2019-08-06
CIK 776867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2019

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
Commission file number 1-8993

WHITE MOUNTAINS INSURANCE GROUP, LTD.
(Exact name of Registrant as specified in its charter)

Bermuda
(State or other jurisdiction of incorporation or organization)	94-2708455
80 South Main Street,	(I.R.S. Employer Identification No.)
Hanover,	03755-2053
New Hampshire	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (603) 640-2200

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, par value $1.00	WTM	New York Stock Exchange
per share		Bermuda Stock Exchange

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

As of August 5, 2019, 3,185,353 common shares with a par value of $1.00 per share were outstanding (which includes 43,395 restricted common shares that were not vested at such date).

WHITE MOUNTAINS INSURANCE GROUP, LTD.

Part I.FINANCIAL INFORMATION.

Item 1.	Financial Statements
WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
Millions, except share and per share amounts
Assets	Unaudited
Financial Guarantee (HG Global/BAM)
Fixed maturity investments, at fair value	$762.9	$701.4
Short-term investments, at fair value	34.8	66.9
Total investments	797.7	768.3
Cash	10.3	12.5
Insurance premiums receivable	6.6	6.4
Deferred acquisition costs	20.5	19.0
Accrued investment income	5.3	4.9
Accounts receivable on unsettled investment sales	8.0	—
Other assets	16.1	5.1
Total Financial Guarantee assets	864.5	816.2

Specialty Insurance Distribution (NSM)
Short-term investments, at fair value	.2	1.7
Cash (restricted $88.8 and $50.0)	119.7	66.2
Premium and commission receivable	57.6	44.0
Goodwill and other intangible assets	636.8	486.2
Other assets	36.8	28.9
Total Specialty Insurance Distribution assets	851.1	627.0

Global Asset and Wealth Management (Kudu)
Other long-term investments	142.2	—
Short-term investments, at fair value	.1	—
Cash	2.7	—
Accrued investment income	2.7	—
Goodwill and other intangible assets	9.8	—
Other assets	2.9	—
Total Global Asset and Wealth Management assets	160.4	—

Marketing Technology (MediaAlpha)
Cash	—	5.7
Accounts receivable from publishers and advertisers	—	37.0
Goodwill and other intangible assets	—	43.4
Other assets	—	2.3
Total Marketing Technology assets	—	88.4

Other Operations
Fixed maturity investments, at fair value	346.5	376.1
Short-term investments, at fair value	152.0	145.6
Common equity securities, at fair value	709.2	925.6
Other long-term investments	522.2	325.6
Total investments	1,729.9	1,772.9
Cash	17.6	25.9
Accrued investment income	5.4	5.5
Accounts receivable on unsettled investment sales	72.8	—
Goodwill and other intangible assets	21.0	7.9
Other assets	26.7	15.5
Assets held for sale	2.8	3.3
Total Other Operations assets	1,876.2	1,831.0
Total assets	$3,752.2	$3,362.6
 See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	June 30, 2019	December 31, 2018
Millions, except share and per share amounts
Liabilities	Unaudited
Financial Guarantee (HG Global/BAM)
Unearned insurance premiums	$187.8	$176.0
Accrued incentive compensation	14.5	20.4
Accounts payable on unsettled investment purchases	—	2.2
Other liabilities	27.4	13.9
Total Financial Guarantee liabilities	229.7	212.5

Specialty Insurance Distribution (NSM)
Debt	219.7	178.5
Premiums payable	118.7	77.2
Contingent consideration earnout liabilities	30.9	20.2
Other liabilities	56.1	38.9
Total Specialty Insurance Distribution liabilities	425.4	314.8

Global Asset and Wealth Management (Kudu)
Other liabilities	3.5	—
Total Global Asset and Wealth Management liabilities	3.5	—

Marketing Technology (MediaAlpha)
Debt	—	14.2
Amounts due to publishers and advertisers	—	27.0
Other liabilities	—	5.7
Total Marketing Technology liabilities	—	46.9

Other Operations
Debt	10.8	—
Accrued incentive compensation	36.8	38.9
Accounts payable on unsettled investment purchases	—	5.0
Other liabilities	38.1	26.3
Total Other Operations liabilities	85.7	70.2
Total liabilities	744.3	644.4

Equity
White Mountains’s common shareholders’ equity
White Mountains’s common shares at $1 par value per share—authorized 50,000,000 shares; issued and outstanding 3,185,353 and 3,173,115 shares	3.2	3.2
Paid-in surplus	587.3	580.8
Retained earnings	2,562.8	2,264.9
Accumulated other comprehensive loss, after-tax:
Net unrealized foreign currency translation losses and interest rate swap	(9.0)	(5.8)
Total White Mountains’s common shareholders’ equity	3,144.3	2,843.1
Non-controlling interests	(136.4)	(124.9)
Total equity	3,007.9	2,718.2
Total liabilities and equity	$3,752.2	$3,362.6
See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2019	2018	2019	2018
Revenues:
Financial Guarantee (HG Global/BAM)
Earned insurance premiums	$4.3	$3.4	$8.5	$6.4
Net investment income	5.4	4.0	10.7	7.7
Net realized and unrealized investment gains (losses)	11.5	(2.4)	23.3	(10.3)
Other revenues	.4	.4	1.0	.6
Total Financial Guarantee revenues	21.6	5.4	43.5	4.4

Specialty Insurance Distribution (NSM)
Commission revenues	54.9	22.6	98.2	22.6
Other revenues	11.2	.9	17.2	.9
Total Specialty Insurance Distribution revenues	66.1	23.5	115.4	23.5

Global Asset and Wealth Management (Kudu)
Net investment income	4.0	—	4.0	—
Net realized and unrealized investment gains	.4	—	.4	—
Total Global Asset and Wealth Management revenues	4.4	—	4.4	—

Marketing Technology (MediaAlpha)
Advertising and commission revenues	—	71.8	48.8	141.9
Other revenues	—	—	—	1.6
Total Marketing Technology revenues	—	71.8	48.8	143.5

Other Operations
Net investment income	11.6	7.8	22.3	23.8
Net realized and unrealized investment gains (losses)	23.3	12.9	142.4	(32.9)
Realized gain and unrealized investment gain from the MediaAlpha Transaction	—	—	182.2	—
Advertising and commission revenues	1.3	1.0	2.6	1.9
Other revenues	.7	(.1)	1.0	.2
Total Other Operations revenues	36.9	21.6	350.5	(7.0)
Total revenues	$129.0	$122.3	$562.6	$164.4

CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2019	2018	2019	2018
Expenses:
Financial Guarantee (HG Global/BAM)
Insurance acquisition expenses	$1.4	$1.3	$2.7	$2.7
Other underwriting expenses	.1	.1	.2	.2
General and administrative expenses	12.3	13.4	26.6	25.2
Total Financial Guarantee expenses	13.8	14.8	29.5	28.1

Specialty Insurance Distribution (NSM)
General and administrative expenses	32.7	12.1	57.8	12.1
Broker commission expense	18.2	6.6	33.9	6.6
Change in fair value of contingent consideration earnout liabilities	6.3	—	7.6	—
Amortization of other intangible assets	4.1	—	9.1	—
Interest expense	4.1	1.6	7.8	1.6
Total Specialty Insurance Distribution expenses	65.4	20.3	116.2	20.3

Global Asset and Wealth Management (Kudu)
General and administrative expenses	2.2	—	2.2	—
Total Global Asset and Wealth Management expenses	2.2	—	2.2	—

Marketing Technology (MediaAlpha)
Cost of sales	—	59.9	40.6	117.3
General and administrative expenses	—	4.6	12.5	15.8
Amortization of other intangible assets	—	2.5	1.6	5.4
Interest expense	—	.3	.2	.7
Total Marketing Technology expenses	—	67.3	54.9	139.2

Other Operations
Cost of sales	1.6	1.1	2.7	1.8
General and administrative expenses	30.1	31.0	59.5	53.0
Amortization of other intangible assets	.1	.1	.1	.1
Interest expense	—	.1	—	.3
Total Other Operations expenses	31.8	32.3	62.3	55.2
Total expenses	113.2	134.7	265.1	242.8

Pre-tax income (loss) from continuing operations	15.8	(12.4)	297.5	(78.4)
Income tax benefit (expense)	.1	(2.5)	(10.1)	(3.2)
Net income (loss) from continuing operations	15.9	(14.9)	287.4	(81.6)
Net gain from sale of discontinued operations, net of tax	—	—	.7	.1
Net income (loss)	15.9	(14.9)	288.1	(81.5)
Net loss attributable to non-controlling interests	4.6	18.4	16.8	37.0
Net income (loss) attributable to White Mountains’s common shareholders	$20.5	$3.5	$304.9	$(44.5)
See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2019	2018	2019	2018
Net income (loss) attributable to White Mountains’s common shareholders	$20.5	$3.5	$304.9	$(44.5)
Other comprehensive loss, net of tax	(3.1)	(.9)	(3.4)	(.9)
Comprehensive income (loss)	17.4	2.6	301.5	(45.4)
Comprehensive income (loss) attributable to non-controlling interests	.2	—	.2	—
Comprehensive income (loss) attributable to White Mountains’s common shareholders	$17.6	$2.6	$301.7	$(45.4)
See Notes to Consolidated Financial Statements.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
EARNINGS PER SHARE
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Basic earnings (loss) per share
Continuing operations	$6.44	$1.02	$95.71	$(12.44)
Discontinued operations	—	—	.22	.03
Total consolidated operations	$6.44	$1.02	$95.93	$(12.41)
Diluted earnings (loss) per share
Continuing operations	$6.44	$1.02	$95.71	$(12.44)
Discontinued operations	—	—	.22	.03
Total consolidated operations	$6.44	$1.02	$95.93	$(12.41)
Dividends declared and paid per White Mountains’s common share	$—	$—	$1.00	$1.00
See Notes to Consolidated Financial Statements.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	White Mountains’s Common Shareholders’ Equity
Millions	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Non-controlling interest	Total Equity
Balance at March 31, 2019	$585.8	$2,542.3	$(6.1)	$3,122.0	$(143.7)	$2,978.3
Net income (loss)	—	20.5	—	20.5	(4.6)	15.9
Net change in foreign currency translation and other	—	—	(2.9)	(2.9)	(.2)	(3.1)
Total comprehensive income (loss)	—	20.5	(2.9)	17.6	(4.8)	12.8
Dividends to non-controlling interests	—	—	—	—	(.5)	(.5)
Repurchases and retirements of common shares	(.1)	—	—	(.1)	—	(.1)
Issuances of common shares	2.2	—	—	2.2	—	2.2
Capital contributions from BAM members, net of tax	—	—	—	—	10.2	10.2
Net contributions from non-controlling interests	—	—	—	—	.8	.8
Amortization of restricted share awards	2.6	—	—	2.6	—	2.6
Acquisition of non-controlling interests	—	—	—	—	1.6	1.6
Balance at June 30, 2019	$590.5	$2,562.8	$(9.0)	$3,144.3	$(136.4)	$3,007.9

	White Mountains’s Common Shareholders’ Equity
Millions	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Non-controlling interest	Total Equity
Balance at January 1, 2019	$584.0	$2,264.9	$(5.8)	$2,843.1	$(124.9)	$2,718.2
Net income (loss)	—	304.9	—	304.9	(16.8)	288.1
Net change in foreign currency translation and other	—	—	(3.2)	(3.2)	(.2)	(3.4)
Total comprehensive income (loss)	—	304.9	(3.2)	301.7	(17.0)	284.7
Dividends declared on common shares	—	(3.2)	—	(3.2)	—	(3.2)
Dividends to non-controlling interests	—	—	—	—	(1.0)	(1.0)
Repurchases and retirements of common shares	(1.1)	(3.8)	—	(4.9)	—	(4.9)
Issuances of common shares	2.2	—	—	2.2	—	2.2
Capital contributions from BAM members, net of tax	—	—	—	—	17.0	17.0
Net contributions from non-controlling interests	—	—	—	—	1.5	1.5
Amortization of restricted share awards	5.1	—	—	5.1	—	5.1
Recognition of equity-based units of subsidiary	.3	—	—	.3	—	.3
Effect of deconsolidation of MediaAlpha	—	—	—	—	(13.8)	(13.8)
Acquisition of non-controlling interests	—	—	—	—	1.8	1.8
Balance at June 30, 2019	$590.5	$2,562.8	$(9.0)	$3,144.3	$(136.4)	$3,007.9

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)
(Unaudited)

	White Mountains’s Common Shareholders’ Equity
Millions	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Non-controlling interest	Total Equity
Balance at March 31, 2018	$675.3	$2,765.0	$(1.3)	$3,439.0	$(143.2)	$3,295.8
Net loss	—	3.5	—	3.5	(18.4)	(14.9)
Net change in foreign currency translation and other	—	—	(.9)	(.9)	—	(.9)
Total comprehensive loss	—	3.5	(.9)	2.6	(18.4)	(15.8)
Dividends to non-controlling interests	—	—	—	—	(3.9)	(3.9)
Repurchases and retirements of common shares	(102.8)	(402.0)	—	(504.8)	—	(504.8)
Capital contributions from BAM members, net of tax	—	—	—	—	8.4	8.4
Amortization of restricted share awards	3.1	—	—	3.1	—	3.1
Recognition of equity-based units of subsidiary	.2	—	—	.2	.1	.3
Dilution from equity-based units of subsidiary	(.2)	—	—	(.2)	.2	—
Acquisition of subsidiary	(1.7)	—	—	(1.7)	—	(1.7)
Acquisition from non-controlling interests - NSM	—	—	—	—	14.2	14.2
Issuances of shares to non-controlling interests	1.9	—	—	1.9	—	1.9
Net contributions from non-controlling interests	—	—	—	—	—	—
Balance at June 30, 2018	$575.8	$2,366.5	$(2.2)	$2,940.1	$(142.6)	$2,797.5

	White Mountains’s Common Shareholders’ Equity
Millions	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Non-controlling interest	Total Equity
Balance at January 1, 2018	$670.6	$2,823.2	$(1.3)	$3,492.5	$(131.7)	$3,360.8
Net loss	—	(44.5)	—	(44.5)	(37.0)	(81.5)
Net change in foreign currency translation and other	—	—	(.9)	(.9)	—	(.9)
Total comprehensive loss	—	(44.5)	(.9)	(45.4)	(37.0)	(82.4)
Dividends declared on common shares	—	(3.8)	—	(3.8)	—	(3.8)
Dividends to non-controlling interests	—	—	—	—	(4.2)	(4.2)
Repurchases and retirements of common shares	(104.7)	(408.4)	—	(513.1)	—	(513.1)
Issuance of common shares	1.9	—	—	1.9	—	1.9
Capital contributions from BAM members, net of tax	—	—	—	—	12.6	12.6
Amortization of restricted share awards	6.5	—	—	6.5	—	6.5
Recognition of equity-based units of subsidiary	4.3	—	—	4.3	2.4	6.7
Dilution from equity-based units of subsidiary	(1.1)	—	—	(1.1)	1.1	—
Acquisition of subsidiary	(1.7)	—	—	(1.7)	—	(1.7)
Acquisition of non-controlling interests	—	—	—	—	14.2	14.2
Balance at June 30, 2018	$575.8	$2,366.5	$(2.2)	$2,940.1	$(142.6)	$2,797.5
See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
Millions	2019	2018
Cash flows from operations:
Net income (loss)	$288.1	$(81.5)
Adjustments to reconcile net income to net cash used for operations:
Net realized and unrealized investment (gains) losses	(280.8)	43.2
Realized gain from the MediaAlpha Transaction	(67.5)	—
Deferred income expense (benefit)	4.0	(1.6)
Net gain from sale of discontinued operations, net of tax	(.7)	(.1)
Amortization of restricted share and option awards	5.4	6.5
Amortization and depreciation	12.0	8.8
Other operating items:
Net change in unearned insurance premiums	11.8	18.7
Net change in deferred acquisition costs	(1.5)	(2.4)
Net change in restricted cash	38.8	5.6
Net change in other assets and liabilities, net	(7.8)	(22.7)
Net cash provided from (used for) operations - continuing operations	1.8	(25.5)
Net cash provided from operations - discontinued operations	—	.1
Net cash provided from (used for) operations	1.8	(25.4)
Cash flows from investing activities:
Net change in short-term investments	30.9	(146.6)
Sales of fixed maturity and convertible investments	241.5	1,581.6
Maturities, calls and paydowns of fixed maturity and convertible investments	61.5	97.0
Sales of common equity securities	360.1	119.0
Distributions and redemptions of other long-term investments and settlements of forward contracts	3.8	(6.7)
Net settlement of investment cash flows and contributions with discontinued operations	—	.1
Purchases of other long-term investments	(169.1)	(47.1)
Purchases of common equity securities	(4.7)	(163.2)
Purchases of fixed maturity and convertible investments	(297.4)	(691.6)
Purchases of consolidated subsidiaries, net of cash acquired of $12.8 and $71.6	(243.4)	(252.1)
Other investing activities, net	(95.8)	36.2
Net cash (used for) provided from investing activities - continuing operations	(112.6)	526.6
Net cash used for investing activities - discontinued operations	—	(.1)
Net cash (used for) provided from investing activities	(112.6)	526.5
Cash flows from financing activities:
Draw down of debt and revolving line of credit	149.4	50.9
Repayment of debt and revolving line of credit	(21.7)	(6.1)
Cash dividends paid to the Company’s common shareholders	(3.2)	(3.8)
Common shares repurchased	—	(504.7)
Distribution to non-controlling interest shareholders	(27.6)	(3.1)
Payments on contingent consideration earnout liability	(2.6)	(2.6)
Repurchase of shares from non-controlling interest shareholders	(21.1)	—
Proceeds from issuance of shares to non-controlling interest shareholders	62.7	—
Capital contributions to non-controlling interest shareholders	1.6	—
Capital contributions from BAM members	19.9	14.8
Acquisition of additional subsidiary shares from non-controlling interest	—	(1.7)
Fidus Re premium payment	(1.5)	(2.4)
Restricted share statutory withholding tax payments	(4.9)	(8.4)
Net cash provided from (used for) financing activities - continuing operations	151.0	(467.1)
Net cash used for financing activities - discontinued operations	—	—
Net cash provided from (used for) financing activities	151.0	(467.1)
Effect of exchange rate changes on cash	(.2)	—
Net change in cash during the period - continuing operations, including the effect of exchange rate changes	40.0	34.0
Cash balances at beginning of period (includes restricted cash balances of $50.0 and $0.0)	110.3	97.1
Cash balances at end of period (includes restricted cash balances of $88.8 and $57.3)	$150.3	$131.1
Supplemental cash flows information:
Interest paid	$(7.3)	$(.7)
Net income tax refunds	$(.2)	$—

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The Company is an exempted Bermuda limited liability company whose principal businesses are conducted through its insurance subsidiaries and other affiliates. The Company’s headquarters is located at 26 Reid Street, Hamilton, Bermuda HM 11, its principal executive office is located at 80 South Main Street, Hanover, New Hampshire 03755-2053 and its registered office is located at Clarendon House, 2 Church Street, Hamilton, Bermuda HM 11. The Company’s website is located at www.whitemountains.com. The information contained on White Mountains’s website is not incorporated by reference into, and is not a part of, this report.
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

Business Combinations
White Mountains accounts for purchases of businesses using the acquisition method, which requires the measurement of assets acquired, including goodwill and other intangible assets, and liabilities assumed, including contingent liabilities, at their estimated fair values as of the acquisition date. The acquisition date fair values represent management’s best estimates and are based upon established valuation techniques, reasonable assumptions and, where appropriate, valuations performed by independent third parties. In circumstances where additional information is required in order to determine the acquisition date fair value of balance sheet amounts, provisional amounts may be recorded as of the acquisition date and may be subject to subsequent adjustment throughout the measurement period, which is up to one year from the acquisition date. Measurement period adjustments are recognized in the period in which they are determined. The results of operations and cash flows of businesses acquired are included in the consolidated financial statements from the date of acquisition. White Mountains accounts for purchases of other intangible assets that do not meet the definition of a business as asset acquisitions. Asset acquisitions are recognized at the amount of consideration paid, which is deemed to equal fair value.

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

Reportable Segments
White Mountains has determined its reportable segments based on the nature of the underlying businesses, the manner in which the Company’s subsidiaries and affiliates are organized and managed and the organization of the financial information provided to the chief operating decision maker to assess performance and make decisions regarding allocation of resources. White Mountains’s reportable segments are HG Global/BAM, NSM, Kudu, MediaAlpha (through February 26, 2019) and Other Operations. See Note 14 — “Segment Information”.
The HG Global/BAM segment consists of HG Global Ltd. and its wholly-owned subsidiaries (“HG Global”) and the consolidated results of Build America Mutual Assurance Company (“BAM”) (collectively, “HG Global/BAM”). BAM is the first and only mutual municipal bond insurance company in the United States. By insuring the timely payment of principal and interest, BAM provides market access to, and lowers interest expense for, issuers of municipal bonds used to finance essential public purposes such as schools, utilities and transportation facilities. BAM is owned by and operated for the benefit of its members, the municipalities that purchase BAM’s insurance for their debt issuances. HG Global was established to fund the startup of BAM and, through its wholly-owned subsidiary, HG Re Ltd. (“HG Re”), to provide up to 15%-of-par, first loss reinsurance protection for policies underwritten by BAM. HG Global, together with its subsidiaries, provided the initial capitalization of BAM through the purchase of $503.0 million of surplus notes issued by BAM (the “BAM Surplus Notes”). As of June 30, 2019, $481.3 million of the surplus notes remain outstanding. As of June 30, 2019 and December 31, 2018, White Mountains owned 96.9% of HG Global’s preferred equity and 88.4% of its common equity. White Mountains does not have an ownership interest in BAM. However, White Mountains is required to consolidate BAM’s results in its financial statements because BAM is a VIE for which White Mountains is the primary beneficiary. BAM’s results are attributed to non-controlling interests.
The NSM segment consists of NSM Insurance HoldCo, LLC and its wholly-owned subsidiaries (collectively, “NSM”). NSM is a full-service managing general underwriting agency (“MGU”) and program administrator for specialty property and casualty insurance. The company places insurance in niche sectors such as specialty transportation, social services and real estate. On behalf of its insurance carrier partners, NSM manages all aspects of the placement process, including product development, marketing, underwriting, policy issuance and claims. NSM earns commissions based on the volume and profitability of the insurance that it places. NSM does not take insurance risk. As of June 30, 2019 and December 31, 2018, White Mountains owned 96.4% and 95.5% of the basic units outstanding of NSM (88.4% and 85.0% on a fully diluted, fully converted basis). The NSM segment also includes White Mountains Catskill Holdings, Inc., the immediate holding company of NSM. See Note 2 — “Significant Transactions”.
The Kudu segment consists of Kudu Investment Management, LLC (“Kudu”), a capital provider to global asset management and wealth management firms. Kudu specializes in providing capital solutions to asset managers and registered investment advisers for purposes including generational ownership transfers, management buyouts, acquisition and growth finance and legacy partner liquidity. Kudu also provides strategic assistance to investees from time to time. Kudu’s capital solutions typically are structured as long-term or permanent revenue shares that generate cash yields and have additional upside equity participation. On April 4, 2019, White Mountains completed its acquisition of the ownership interests in Kudu (the “Kudu Transaction”) held by certain funds managed by Oaktree Capital Management, L.P. (“Oaktree”).  In addition,White Mountains assumed all of Oaktree’s unfunded capital commitments to Kudu, increasing White Mountains’s total capital commitment to $250 million, of which $105 million is unfunded as of June 30, 2019. As a result of the Kudu Transaction, White Mountains’s basic unit ownership of Kudu increased from 49.5% to 99.1% (42.7% to 85.4% on a fully diluted, fully converted basis), and White Mountains began consolidating Kudu in its financial statements during the second quarter of 2019.
The MediaAlpha segment consisted of QL Holdings LLC and its wholly-owned subsidiary QuoteLab, LLC (collectively “MediaAlpha”). MediaAlpha is a marketing technology company that develops technology that enables the programmatic buying and selling of vertical-specific, performance-based media between advertisers (buyers of advertising inventory) and publishers (sellers of advertising inventory) through cost-per-click, cost-per-call and cost-per-lead pricing models. MediaAlpha’s media buying platform enables advertisers to create and automate data-driven bidding strategies designed to improve the efficiency and enhance overall performance of their marketing campaigns that target high-intent consumers at the time and place they are ready to purchase. MediaAlpha’s publisher platform is used by publishers to sell their vertical-specific, performance-based media to advertisers through transparent, programmatic, auction-based marketplaces. On February 26, 2019, MediaAlpha completed the sale of a significant minority stake to Insignia Capital Group in connection with a recapitalization and cash distribution to existing equityholders (the “MediaAlpha Transaction”). White Mountains deconsolidated MediaAlpha as a result of the MediaAlpha Transaction. White Mountains’s consolidated statement of comprehensive income and its segment disclosures include MediaAlpha’s results of operations through the date of the MediaAlpha Transaction. See Note 2 — “Significant Transactions”.
The Other Operations segment consists of the Company and its wholly-owned subsidiary, White Mountains Capital, Inc. (“WM Capital”), its intermediate holding companies, its wholly-owned investment management subsidiary, White Mountains Advisors LLC (“WM Advisors”), investment assets managed by WM Advisors, its interests in PassportCard Limited (“PassportCard”) and DavidShield Life Insurance Agency (2000) Ltd. (“DavidShield”) (collectively, “PassportCard/ DavidShield”), Kudu (for periods prior to the Kudu Transaction), MediaAlpha (for periods after the MediaAlpha Transaction) and certain other consolidated and unconsolidated entities and certain other strategic investments.

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
White Mountains has classified its Guilford, Connecticut property, which consists of an office building and adjacent land, as held for sale as of June 30, 2019 and December 31, 2018. See Note 17 — “Held for Sale and Discontinued Operations”.

Derivatives
White Mountains holds from time to time derivative financial instruments for risk management purposes. White Mountains recognizes all derivatives as either assets or liabilities on the balance sheet measured at fair value. During the quarter ended June 30, 2018, White Mountains entered into an interest rate swap to hedge its exposure to the interest rate risk associated with the interest payments on NSM’s variable rate debt. In order to qualify for hedge accounting, a derivative instrument must be both highly effective in offsetting the exposure to the hedged risk and designated as a hedge at inception. The NSM interest rate swap meets both of these requirements and is being accounted for as a hedge. Changes in the fair value of the swap are recognized in other comprehensive income. White Mountains formally evaluates the relationship between derivatives used as hedges and the related hedged cash flows, including its risk-management objective and strategy for undertaking a hedging transaction. White Mountains assesses the effectiveness of the hedging transaction at both inception and on an ongoing basis. White Mountains may also hold foreign currency forward contracts for risk management purposes that are not designated as hedges. In these circumstances, these contracts are measured at fair value with the changes therein recognized through current period pre-tax income. See Note 7 — “Derivatives”.

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

Significant Accounting Policies

Refer to the Notes to Consolidated Financial Statements in the Company’s 2018 Annual Report on Form 10-K for a complete discussion regarding White Mountains’s significant accounting policies.

Recently Adopted Changes in Accounting Principles

Leases
On January 1, 2019, White Mountains adopted ASU 2016-02, Leases (ASC 842), which requires lessees to recognize lease assets and liabilities on the balance sheet for both operating and financing leases, with the exception of leases with an original term of 12 months or less. White Mountains elected the optional transition method that permits prospective adoption with recognition of a cumulative effect adjustment to the opening balance of retained earnings. As a result, White Mountains has presented comparative periods prior to adoption in accordance with previous lease accounting guidance. White Mountains also elected all available practical expedients permitted under ASC 842, which allowed White Mountains to carryforward its historical lease classification and not reassess leases for the definition of a lease under the new guidance. As of January 1, 2019, White Mountains recognized $23.2 million for both the lease right-of-use assets and lease liabilities. As of June 30, 2019, White Mountains recognized $23.8 million and $24.1 million of lease right-of-use assets and lease liabilities. Adoption of ASU 2016-02 did not result in an adjustment to opening retained earnings.

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

Note 2. Significant Transactions

Acquisitions

Elementum
On May 31, 2019, White Mountains acquired a 30.0% limited partnership interest in Elementum Holdings LP (“Elementum”) for $55.1 million (the “Elementum Transaction”). Elementum manages portfolios across a range of liquidity and risk/return profiles, including catastrophe bonds and collateralized reinsurance investments. As part of the Elementum Transaction, White Mountains also committed to invest $50.0 million in insurance-linked securities funds managed by Elementum. As of June 30, 2019, White Mountains has invested $40.0 million in three funds.
White Mountains has elected to use the fair value option for its investment in Elementum. Both the investment in Elementum and the investments in insurance-linked securities funds managed by Elementum are included within other long-term investments.

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
On May 18, 2018, NSM acquired 100% of Fresh Insurance Services Group Limited (“Fresh Insurance”), an insurance broker that specializes in non-standard personal lines products, motor trade, and van insurance in the United Kingdom, for upfront cash consideration of $49.6 million. NSM borrowed $51.0 million as part of the transaction. During the three months ended March 31, 2019, NSM paid a purchase price adjustment of $0.7 million. The purchase price is subject to additional adjustments based upon growth in EBITDA during two earnout periods, ending in February 2020 and February 2022. NSM recognized total assets acquired related to Fresh Insurance of $72.6 million, including $54.6 million of goodwill and other intangible assets, and total liabilities assumed of $22.3 million, reflecting acquisition date fair values. In connection with the acquisition, NSM recorded a contingent consideration earnout liability of $7.5 million.

On December 3, 2018, NSM acquired all the net assets of KBK Insurance Group (“KBK”), a specialized MGU focused on the towing and transportation space, for upfront cash consideration of $60.0 million. White Mountains contributed $29.0 million and NSM borrowed $30.1 million as part of the transaction. White Mountains recognized $59.4 million of goodwill and other intangible assets, reflecting acquisition date fair values, for which the relative fair values of goodwill and other intangible assets had not yet been finalized as of December 31, 2018. During the three months ended March 31, 2019, NSM recorded a purchase price adjustment of $5.9 million relating to the fair value of the contingent consideration earnout liability in connection with the acquisition, which was not previously determined. As of March 31, 2019, White Mountains has finalized that the relative values of goodwill and other intangible assets recorded in connection with the KBK transaction are $32.6 million and $32.7 million, reflecting acquisition date fair value. The purchase price is subject to additional adjustments based upon growth in EBITDA during three earnout periods ending in December 2019, December 2020 and December 2021.
On April 1, 2019, NSM acquired 100% of Embrace Pet Insurance (“Embrace”), a nationwide provider of pet health insurance for dogs and cats, for upfront cash consideration of $71.5 million, net of cash acquired. White Mountains contributed $58.2 million to NSM and NSM borrowed $20.4 million as part of the transaction. White Mountains recognized $70.6 million of goodwill and other intangible assets, reflecting acquisition date fair values, for which the relative fair values of goodwill and other intangible assets had not yet been finalized as of June 30, 2019.
On June 28, 2019, NSM acquired the renewal rights on its U.S. collector car business (the “Renewal Rights”) from American International Group, Inc. (“AIG”) for $82.5 million. The acquisition satisfied NSM’s obligation to acquire the Renewal Rights from AIG. See Note 16 — “Commitments and Contingencies”. White Mountains contributed $59.1 million to NSM and NSM borrowed $22.5 million as part of the transaction. White Mountains recognized $82.5 million of other intangible assets, reflecting acquisition date fair values as of June 30, 2019. See Note 4 — “Goodwill and Other Intangible Assets”.
The contingent consideration earnout liabilities related to the NSM, Fresh Insurance and KBK acquisitions are subject to adjustment based upon EBITDA, EBITDA projections, and present value factors for acquired entities. For the three and six months ended June 30, 2019, NSM recognized pre-tax expense of $6.3 million and $7.6 million for the increase in the fair value of its contingent consideration earnout liabilities. The increase was driven by an increase in the earnout liability related to KBK, partially offset by a reduction in the earnout liability related to Fresh Insurance and its other U.K.-based operations. Any future adjustments to contingent consideration earnout liabilities under the agreements will also be recognized through pre-tax income. For both the three and six months ended June 30, 2019, NSM paid $2.6 million related to its U.K.-based operations’ contingent consideration earnout liabilities. As of June 30, 2019 and December 31, 2018, NSM recorded contingent consideration earnout liabilities of $30.9 million and $20.2 million.

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

Kudu
On February 5, 2018, White Mountains entered into an agreement to fund up to $125.0 million in Kudu. As of March 31, 2019 and December 31, 2018, White Mountains owned 49.5% of the basic units outstanding of Kudu (42.7% on a fully diluted, fully converted basis).
On April 4, 2019, White Mountains completed the Kudu Transaction for cash consideration of $81.4 million. In addition, White Mountains assumed all of Oaktree’s unfunded capital commitments to Kudu, increasing White Mountains’s total capital commitment to $250.0 million, of which $105.0 million was unfunded as of June 30, 2019. As a result of the Kudu Transaction, White Mountains’s basic unit ownership of Kudu increased from 49.5% to 99.1% (42.7% to 85.4% on a fully diluted, fully converted basis), and White Mountains began consolidating Kudu in its financial statements during the second quarter of 2019. White Mountains’s consolidated financial statements and its segment disclosures include Kudu’s results for the period from April 4, 2019 to June 30, 2019. For periods prior to the Kudu Transaction, White Mountains determined that Kudu was a VIE, but White Mountains was not the primary beneficiary. In those periods, White Mountains elected to use the fair value option.
Kudu closed three transactions in 2018 deploying $63.0 million, of which $31.5 million was from White Mountains. For the six months ended June 30, 2019, Kudu closed two additional transactions, deploying an additional $82.2 million, of which $41.1 million was from White Mountains. In the twelve months ended June 30, 2019, Kudu deployed a total of $145.2 million in five investment management firms with combined assets under management of over $17 billion.

Dispositions

MediaAlpha
On February 26, 2019, MediaAlpha completed the MediaAlpha Transaction. White Mountains received net cash proceeds of $89.3 million from the MediaAlpha Transaction.
White Mountains recognized a realized gain of $67.5 million and reduced its ownership interest to 48.3% of the basic units outstanding of MediaAlpha (42.0% on a fully diluted, fully converted basis) as a result of the MediaAlpha Transaction. White Mountains’s remaining ownership interest in MediaAlpha no longer meets the criteria for a controlling ownership interest and, accordingly, White Mountains deconsolidated MediaAlpha on February 26, 2019. White Mountains’s consolidated statement of operations and comprehensive income and its segment disclosures include MediaAlpha’s results of operations for the period from January 1, 2019 through February 26, 2019. Upon deconsolidation, White Mountains’s investment in MediaAlpha met the criteria to be accounted for under the equity method or under the fair value option. White Mountains elected the fair value option and the investment in MediaAlpha was measured at its estimated fair value of $114.7 million as of June 30, 2019, with the change in fair value of $114.7 million recognized as an unrealized investment gain. White Mountains recognized a total of $182.2 million of realized gain and unrealized investment gain on the MediaAlpha Transaction.

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
Realized investment gains (losses) resulting from sales of investment securities are accounted for using the specific identification method. Premiums and discounts on all fixed maturity investments are amortized or accreted to income over the anticipated life of the investment. Short-term investments consist of interest-bearing money market funds, certificates of deposit and other securities, which at the time of purchase, mature or become available for use within one year.  Short-term investments are carried at amortized or accreted cost, which approximated fair value as of June 30, 2019 and December 31, 2018.
Other long-term investments consist primarily of unconsolidated entities, Kudu’s investments (non-controlling equity interests in the form of revenue and earnings participations), insurance-linked securities (“ILS”) funds, private equity funds and hedge funds.

Net Investment Income

White Mountains’s net investment income is comprised primarily of interest income associated with White Mountains’s fixed maturity investments and short-term investments and dividend income from its common equity securities and other long-term investments.
The following table presents pre-tax net investment income for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2019	2018	2019	2018
Fixed maturity investments	$8.3	$8.9	$16.4	$19.8
Short-term investments	1.3	2.1	2.6	4.7
Common equity securities	2.9	2.8	8.3	7.8
Other long-term investments	8.8	(1.4)	10.4	.5
Total investment income	21.3	12.4	37.7	32.8
Third-party investment expenses	(.3)	(.6)	(.7)	(1.3)
Net investment income, pre-tax	$21.0	$11.8	$37.0	$31.5

Net Realized and Unrealized Investment Gains (Losses)

The following table presents net realized and unrealized investment gains (losses) for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2019	2018	2019	2018
Net realized investment gains (losses), pre-tax (1)	$45.5	$1.4	$71.2	$(3.7)
Net unrealized investment (losses) gains, pre-tax (2)	(10.3)	9.1	209.6	(39.5)
Net realized and unrealized investment gains (losses), pre-tax	35.2	10.5	280.8	(43.2)
Income tax (expense) benefit attributable to net realized and unrealized investment gains (losses)	(4.1)	(1.9)	(56.3)	3.8
Net realized and unrealized investment gains (losses), after-tax	$31.1	$8.6	$224.5	$(39.4)
(1) The $67.5 of realized gain associated with the MediaAlpha Transaction is recorded in a separate line item in the statement of operations titled realized gain and unrealized investment gain from the MediaAlpha Transaction. See Note 2 — “Significant Transactions.”
(2) Includes $114.7 of unrealized investment gain associated with the MediaAlpha Transaction, which is recorded in a separate line item in the statement of operations titled realized gain and unrealized investment gain from the MediaAlpha Transaction. See Note 2 — “Significant Transactions.”

For the three and six months ended June 30, 2019 and 2018, all of White Mountains’s net realized and unrealized investment gains (losses) were recorded in the consolidated statements of operations. There were no investment gains (losses) recorded in other comprehensive income.

Net Realized Investment Gains (Losses)

The following tables present net realized investment gains (losses) for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended			Three Months Ended
	June 30, 2019			June 30, 2018
Millions	Net Realized Gains	Net Foreign Exchange Gains (Losses)	Total Net Realized Gains Reflected in Earnings	Net Realized (Losses) Gains	Net Foreign Exchange Gains (Losses)	Total Net Realized (Losses) Gains Reflected in Earnings
Fixed maturity investments	$3.0	$—	$3.0	$(8.8)	$—	$(8.8)
Short-term investments	.1	—	.1	(.7)	—	(.7)
Common equity securities	41.6	—	41.6	10.8	—	10.8
Other long-term investments	.8	—	.8	.1	—	.1
Net realized investment gains, pre-tax	45.5	—	45.5	1.4	—	1.4
Income tax (expense) benefit attributable to net realized investment gains (losses)	(7.1)	—	(7.1)	9.4	—	9.4
Net realized investment gains, after-tax	$38.4	$—	$38.4	$10.8	$—	$10.8

	Six Months Ended			Six Months Ended
	June 30, 2019			June 30, 2018
Millions	Net Realized Gains	Net Foreign Exchange Gains (Losses)	Total Net Realized Gains Reflected in Earnings	Net Realized (Losses) Gains	Net Foreign Exchange Gains (Losses)	Total Net Realized (Losses) Gains Reflected in Earnings
Fixed maturity investments	$2.1	$—	$2.1	$(22.5)	$18.2	$(4.3)
Short-term investments	.1	—	.1	(.8)	—	(.8)
Common equity securities	67.4	—	67.4	12.0	—	12.0
Other long-term investments	1.6	—	1.6	(3.4)	(7.2)	(10.6)
Net realized investment gains (losses), pre-tax	71.2	—	71.2	(14.7)	11.0	(3.7)
Income tax (expense) benefit attributable to net realized investment gains (losses)	(8.8)	—	(8.8)	8.9	—	8.9
Net realized investment gains (losses), after-tax	$62.4	$—	$62.4	$(5.8)	$11.0	$5.2

Net Unrealized Investment Gains (Losses)

The following tables present net unrealized investment gains (losses) and changes in the carrying value of investments measured at fair value for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended			Three Months Ended
	June 30, 2019			June 30, 2018
Millions	Net Unrealized Gains (Losses)	Net Foreign Exchange Gains	Total Net Unrealized Gains (Losses) Reflected in Earnings	Net Unrealized Gains	Net Foreign Exchange (Losses)	Total Net Unrealized Gains Reflected in Earnings
Fixed maturity investments	$13.9	$—	$13.9	$1.4	$—	$1.4
Short-term investments	.2	—	.2	.7	—	.7
Common equity securities	(13.8)	—	(13.8)	5.5	—	5.5
Other long-term investments	(10.9)	.3	(10.6)	2.3	(.8)	1.5
Net unrealized investment (losses) gains, pre-tax	(10.6)	.3	(10.3)	9.9	(.8)	9.1
Income tax benefit (expense) attributable to net unrealized investment gains (losses)	3.0	—	3.0	(11.4)	.1	(11.3)
Net unrealized investment (losses) gains, after-tax	$(7.6)	$.3	$(7.3)	$(1.5)	$(.7)	$(2.2)

	Six Months Ended			Six Months Ended
	June 30, 2019			June 30, 2018
Millions	Net Unrealized Gains	Net Foreign Exchange Gains	Total Net Unrealized Gains Reflected in Earnings	Net Unrealized (Losses) Gains	Net Foreign Exchange (Losses) Gains	Total Net Unrealized (Losses) Gains Reflected in Earnings
Fixed maturity investments	$35.9	$—	$35.9	$(17.2)	$(14.8)	$(32.0)
Short-term investments	.2	—	.2	—	—	—
Common equity securities	71.7	—	71.7	(11.2)	—	(11.2)
Other long-term investments(1)	101.8	—	101.8	.4	3.3	3.7
Net unrealized investment gains (losses), pre-tax	209.6	—	209.6	(28.0)	(11.5)	(39.5)
Income tax expense attributable to net unrealized investment gains (losses)	(47.5)	—	(47.5)	(5.1)	—	(5.1)
Net unrealized investment gains (losses), after-tax	$162.1	$—	$162.1	$(33.1)	$(11.5)	$(44.6)
(1) Includes $114.7 in unrealized investment gain associated with the MediaAlpha Transaction. See Note 2 — “Significant Transactions.”

The following table presents total gains (losses) included in earnings attributable to net unrealized investment gains (losses) for Level 3 investments for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2019	2018	2019	2018
Other long-term investments	$(14.0)	$3.2	$100.0	$(1.9)
Total net unrealized investment (losses) gains, pre-tax - Level 3 investments	$(14.0)	$3.2	$100.0	$(1.9)

Investment Holdings

The following tables present the cost or amortized cost, gross unrealized investment gains (losses) and carrying values of White Mountains’s fixed maturity investments as of June 30, 2019 and December 31, 2018:

	June 30, 2019
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
U.S. Government and agency obligations	$183.5	$1.4	$(.1)	$184.8
Debt securities issued by corporations	446.1	11.7	—	457.8
Municipal obligations	286.3	11.2	(.1)	297.4
Mortgage and asset-backed securities	168.2	1.7	(.5)	169.4
Total fixed maturity investments	$1,084.1	$26.0	$(.7)	$1,109.4

	December 31, 2018
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
U.S. Government and agency obligations	$154.0	$.1	$(.9)	$153.2
Debt securities issued by corporations	519.0	1.0	(9.5)	510.5
Municipal obligations	279.0	2.4	(1.1)	280.3
Mortgage and asset-backed securities	136.1	.1	(2.7)	133.5
Total fixed maturity investments	$1,088.1	$3.6	$(14.2)	$1,077.5

The following tables present the cost or amortized cost, gross unrealized investment gains (losses), net foreign currency losses, and carrying values of White Mountains’s common equity securities and other long-term investments as of June 30, 2019 and December 31, 2018:

	June 30, 2019
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Foreign Currency Losses	Carrying Value
Common equity securities	$616.6	$92.6	$—	$—	$709.2
Other long-term investments	$561.9	$168.2	$(63.7)	$(2.0)	$664.4

	December 31, 2018
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Foreign Currency Losses	Carrying Value
Common equity securities	$904.7	$51.0	$(30.1)	$—	$925.6
Other long-term investments	$330.3	$52.2	$(54.9)	$(2.0)	$325.6

Other Long-Term Investments

The following table presents the carrying values of White Mountains’s other long-term investments as of June 30, 2019 and December 31, 2018:

	Carrying Value at
Millions	June 30, 2019	December 31, 2018
Kudu investments (1)(2)	$142.2	$—
MediaAlpha (1)(3)	114.7	—
PassportCard/DavidShield (1)	75.0	75.0
Elementum (1)	55.1	—
Other unconsolidated entities (1)(4)	39.1	60.0
Kudu (5)	—	30.7
Total unconsolidated entities (1)	426.1	165.7
Private equity funds and hedge funds	166.1	146.1
Insurance-linked securities funds	40.3	—
Other	31.9	13.8
Total other long-term investments	$664.4	$325.6
(1) See Fair Value Measurements by Level table.
(2) Includes Kudu’s non-controlling equity interests in the form of revenue and earnings participations. As of June 30, 2019 White Mountains’s consolidates Kudu. See Note 2 — “Significant Transactions”.
(3) The MediaAlpha Transaction was completed on February 26, 2019. See Note 2 — “Significant Transactions”.
(4) Includes White Mountains’s non-controlling interests in certain private common equity securities, limited liability companies and convertible preferred securities.
(5) Includes White Mountains non-controlling interest in Kudu prior to consolidation. See Note 2 — “Significant Transactions”.

Private Equity Funds and Hedge Funds
White Mountains invests in private equity funds and hedge funds, which are included in other long-term investments. The fair value of these investments is generally estimated using the net asset value (“NAV”) of the funds. As of June 30, 2019, White Mountains held investments in thirteen private equity funds and one hedge fund.  The largest investment in a single fund was $54.8 million as of June 30, 2019 and $54.3 million as of December 31, 2018.
The following table presents investments and unfunded commitments in private equity funds and hedge funds by investment objective and sector as of June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
Millions	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Private equity funds
Manufacturing/Industrial	$53.2	$4.1	$42.9	$10.5
Aerospace/Defense/Government	32.4	26.9	27.6	34.9
Direct lending	14.5	15.0	13.0	17.7
Financial services	11.2	26.6	8.3	13.6
Total private equity funds	111.3	72.6	91.8	76.7
Hedge funds
Long/short banks and financials	54.8	—	54.3	—
Total hedge funds	54.8	—	54.3	—
Total private equity funds and hedge funds included in other long-term investments	$166.1	$72.6	$146.1	$76.7

Investments in private equity funds are generally subject to a lock-up period during which investors may not request a redemption. Distributions prior to the expected termination date of the fund may be limited to dividends or proceeds arising from the liquidation of the fund’s underlying investments. In addition, certain private equity funds have the option to extend the lock-up period.
The following table presents investments in private equity funds that were subject to lock-up periods as of June 30, 2019:

Millions	1 – 3 years	3 – 5 years	5 – 10 years	>10 years	Total
Private equity funds — expected lock-up period remaining	$4.2	$—	$81.4	$25.7	$111.3

Investors in private equity funds are generally subject to indemnification obligations outside of the capital commitment period and prior to the winding up of the fund. As of June 30, 2019 and December 31, 2018, White Mountains is not aware of any indemnification claims relating to its investments in private equity funds.
Redemption of investments in most hedge funds is subject to restrictions, including lock-up periods where no redemptions or withdrawals are allowed, restrictions on redemption frequency and advance notice periods for redemptions. Amounts requested for redemptions remain subject to market fluctuations until the redemption effective date, which generally falls at the end of the defined redemption period. As of June 30, 2019, White Mountains held one active hedge fund with a fair value of $54.8 million. The hedge fund is subject to a semi-annual restriction on redemptions and an advance notice period requirement of 45 days.

Insurance-Linked Securities Funds
White Mountains’s other long-term investments include insurance-linked securities (“ILS”) funds. The fair value of these investments are generally estimated using the NAV of the funds. As of June 30, 2019, White Mountains held investments in three ILS funds with a fair value of $40.3 million. Investments in ILS funds are generally subject to restrictions, including lock-up periods where no redemption or withdrawal are allowed, restrictions on redemption frequency and advance notice periods for redemptions. From time to time, natural catastrophe, liquidity, market or other events will occur that make the determination of fair value for underlying investments in an ILS fund less certain due to the potential for loss development. In such circumstances, the impacted investments may be subject to additional lock-up provisions.
As of June 30, 2019, White Mountains holds one ILS fund subject to a lock-up period that expires on June 1, 2020. White Mountains’s ILS funds are subject to monthly and annual restrictions on redemptions and advance redemption notice period requirements that range between 30 and 90 days. Amounts requested for redemptions remain subject to market fluctuations until the redemption effective date, which generally falls at the end of the defined redemption period.

Fair Value Measurements as of June 30, 2019
Fair value measurements are categorized into a hierarchy that distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). Quoted prices in active markets for identical assets or liabilities have the highest priority (“Level 1”), followed by observable inputs other than quoted prices, including prices for similar but not identical assets or liabilities (“Level 2”) and unobservable inputs, including the reporting entity’s estimates of the assumptions that market participants would use, having the lowest priority (“Level 3”). As of June 30, 2019 and December 31, 2018, White Mountains used quoted market prices or other observable inputs to determine fair value for approximately 75% and 87% of the investment portfolio.

Fair Value Measurements by Level
The following tables present White Mountains’s fair value measurements for investments as of June 30, 2019 and December 31, 2018 by level. The major security types were based on the legal form of the securities. White Mountains has disaggregated its fixed maturity investments based on the issuing entity type, which impacts credit quality, with debt securities issued by U.S. government entities carrying minimal credit risk, while the credit and other risks associated with other issuers, such as corporations, foreign governments, municipalities or entities issuing mortgage and asset-backed securities vary depending on the nature of the issuing entity type. White Mountains further disaggregates debt securities issued by corporations and common equity securities by industry sector because investors often reference commonly used benchmarks and their subsectors to monitor risk and performance. Accordingly, White Mountains has further disaggregated these asset classes into subclasses based on the similar sectors and industry classifications it uses to evaluate investment risk and performance against commonly used benchmarks, such as the Bloomberg Barclays U.S. Intermediate Aggregate and S&P 500 indices.

	June 30, 2019
Millions	Fair Value	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. Government and agency obligations	$184.8	$184.8	$—	$—

Debt securities issued by corporations:
Financials	134.3	—	134.3	—
Healthcare	60.9	—	60.9	—
Industrial	55.5	—	55.5	—
Technology	48.6	—	48.6	—
Energy	48.4	—	48.4	—
Consumer	48.0	—	48.0	—
Communications	26.0	—	26.0	—
Utilities	19.9	—	19.9	—
Materials	16.2	—	16.2	—
Total debt securities issued by corporations	457.8	—	457.8	—

Mortgage and asset-backed securities	169.4	—	169.4	—
Municipal obligations	297.4	—	297.4	—
Total fixed maturity investments	1,109.4	184.8	924.6	—

Short-term investments (1)	187.1	169.8	17.3	—

Common equity securities:
Exchange traded funds (2)	513.1	499.7	13.4	—
Other (3)	196.1	—	196.1	—
Total common equity securities	709.2	499.7	209.5	—

Other long-term investments	458.0	—	—	458.0
Other long-term investments — NAV (4)	206.4	—	—	—
Total investments	$2,670.1	$854.3	$1,151.4	$458.0

(1) Short-term investments are measured at amortized cost, which approximates fair value.
(2) ETFs traded on foreign exchanges are priced using the fund’s published NAV to account for the difference in market close times and are therefore designated a level 2 measurement.
(3) Consists of two investments in unit trusts that primarily invest in international equities.
(4) Consists of private equity funds, one hedge fund and ILS funds for which fair value is measured at NAV using the practical expedient. Investments for which fair value is measured at NAV are not classified within the fair value hierarchy.

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

Debt Securities Issued by Corporations

The following table presents the ratings of debt securities issued by corporations held in White Mountains’s investment portfolio as of June 30, 2019 and December 31, 2018:

	Fair Value at
Millions	June 30, 2019	December 31, 2018
AAA	$9.8	$8.9
AA	79.6	88.7
A	281.3	270.5
BBB	87.1	142.4
Debt securities issued by corporations (1)	$457.8	$510.5

(1)
Credit ratings are based upon issuer credit ratings provided by Standard & Poor’s Financial Services LLC (“Standard & Poor’s”), or if unrated by Standard & Poor’s, long-term obligation ratings provided by Moody’s Investor Service, Inc.

Mortgage and Asset-backed Securities

The following table presents the fair value of White Mountains’s mortgage and asset-backed securities as of June 30, 2019 and December 31, 2018:

	June 30, 2019			December 31, 2018
Millions	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
Mortgage-backed securities:
Agency:
FNMA	$67.6	$67.6	$—	$53.6	$53.6	$—
FHLMC	41.9	41.9	—	38.1	38.1	$—
GNMA	35.8	35.8	—	23.7	23.7	$—
Total agency (1)	145.3	145.3	—	115.4	115.4	—
Total mortgage-backed securities	145.3	145.3	—	115.4	115.4	—
Other asset-backed securities:
Vehicle receivables	12.3	12.3	—	9.2	9.2	—
Credit card receivables	11.8	11.8	—	8.9	8.9	—
Total other asset-backed securities	24.1	24.1	—	18.1	18.1	—
Total mortgage and asset-backed securities	$169.4	$169.4	$—	$133.5	$133.5	$—

(1)
Represents publicly traded mortgage-backed securities which carry the full faith and credit guaranty of the U.S. Government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

Rollforward of Fair Value Measurements by Level

 White Mountains uses quoted market prices where available as the inputs to estimate fair value for its investments in active markets. Such measurements are considered to be either Level 1 or Level 2 measurements, depending on whether the quoted market price inputs are for identical securities (Level 1) or similar securities (Level 2). Level 3 measurements for fixed maturity investments, common equity securities and other long-term investments as of June 30, 2019 and 2018 consist of securities for which the estimated fair value has not been determined based upon quoted market price inputs for identical or similar securities.
The following tables present the changes in White Mountains’s fair value measurements by level for the three months ended June 30, 2019 and 2018:

			Level 3 Investments	Unconsolidated Entities, Private Equity Funds, Hedge Funds and ILS Funds Measured at NAV (3)(5)
Millions	Level 1 Investments	Level 2 Investments	Other Long-term Investments(2)		Total
Balance at December 31, 2018	$842.6	$1,160.5	$138.7	$186.9	$2,328.7	(1)
Net realized and unrealized gains	115.2	62.0	100.0	3.4	280.6	(2,4)
Amortization/Accretion	.1	(.7)	—	—	(.6)
Purchases	70.1	232.0	136.7	102.5	541.3
Sales	(343.5)	(319.7)	—	(3.8)	(667.0)
Transfers in	—	—	82.6	—	82.6
Transfers out	—	—	—	(82.6)	(82.6)
Balance at June 30, 2019	$684.5	$1,134.1	$458.0	$206.4	$2,483.0	(1)

(1)  Excludes carrying value of $187.1 million and $214.2 as of June 30, 2019 and December 31, 2018 classified as short-term investments.
(2) Includes $114.7 in unrealized investment gains associated with the MediaAlpha Transaction. See Note 2 — “Significant Transactions”.
(3) Investments for which fair value is measured at NAV using the practical expedient are no longer classified within the fair value hierarchy. See Note 1 — “Basis of Presentation and Significant Accounting Policies”.
(4) Excludes realized and unrealized losses associated with short-term investments of $0.2 for the six months ended June 30, 2019.
(5) Transfer includes $71.7 associated with the Kudu Transaction. See Note 2 — “Significant Transactions”.

			Level 3 Investments	Unconsolidated Entities, Private Equity Funds, and Hedge Funds, Measured at NAV (3)
Millions	Level 1 Investments	Level 2 Investments	Other Long-term Investments		Total
Balance at December 31, 2017	$890.4	$2,105.4	$77.2	$135.3	$3,208.3	(1)(2)
Net realized and unrealized gains (losses)	3.3	(34.6)	(6.5)	2.9	(34.9)	(4)
Amortization/Accretion	.1	(1.9)	—	—	(1.8)
Purchases	315.7	539.0	44.2	2.9	901.8
Sales	(444.2)	(1,353.3)	—	(.5)	(1,798.0)
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Balance at June 30, 2018	$765.3	$1,254.6	$114.9	$140.6	$2,275.4	(1)

(1) Excludes carrying value of $321.7 and $176.1 as of June 30, 2018 and December 31, 2017 classified as short-term investments.
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

Fair Value Measurements — Transfers Between Levels - Six-months ended June 30, 2019 and 2018
Transfers between levels are recorded using the fair value measurement as of the end of the quarterly period in which the event or change in circumstance giving rise to the transfer occurred.
During the first six months of 2019 and 2018, there were no fixed maturity investments or other long-term investments classified as Level 3 measurements in the prior period that were transferred to Level 2 measurements.
During the first six months of 2019 and 2018, there were no fixed maturity investments or other long-term investments classified as Level 2 measurements in the prior period that were transferred to Level 3 measurements.

Significant Unobservable Inputs

The following tables present significant unobservable inputs used in estimating the fair value of other long-term investments, other than private equity funds, hedge funds and ILS funds classified within Level 3 as of June 30, 2019 and December 31, 2018. The fair value of investments in certain unconsolidated entities, private equity funds, hedge funds and ILS funds are generally estimated using the NAV of the funds.

$ in Millions, Except Share Price	June 30, 2019
Description	Valuation Technique(s)	Fair Value (1)	Unobservable Input
Kudu investments	Discounted cash flow	$142.2	Discount rate range	-	15.3% to 19.6%
			Revenue exit multiple range	-	6.6 to 12.2
MediaAlpha	Price of recent transaction(2)	$114.7	Unit price	-	$208.98
PassportCard/DavidShield	Discounted cash flow	$75.0	Discount rate	-	18.0%
			Revenue exit multiple	-	1.00
Elementum Holdings, L.P.	Price of recent transaction(2)	$55.1	Transaction price	-	$55.1
Private debt instruments	Discounted cash flow	$21.7	Discount rate range	-	6.56% to 8.71%
YOUSURE Tarifvergleich GmbH (“durchblicker”)	Discounted cash flow	$15.5	Discount rate	-	23.0%
			Revenue exit multiple	-	2.25
Vidado (f.k.a. Captricity, Inc.)	Discounted cash flow	$14.5	Discount rate	-	23.0%
			Revenue exit multiple	-	3.75
Galvanic Applied Sciences	Multiple of EBITDA	$2.2	EBITDA multiple	-	6.0
Compare.com	Estimated net realizable value	$1.9	Discount to book value	-	94%
(1) Includes the net unrealized investment gains (losses) associated with foreign currency; foreign currency effects based on observable inputs.
(2) The MediaAlpha Transaction was completed on February 26, 2019. The Elementum Transaction was completed on May 31, 2019. See Note 2 — “Significant Transactions”.

$ in Millions, Except Share Price	December 31, 2018
Description	Valuation Technique(s)	Fair Value (1)	Unobservable Input
PassportCard/DavidShield	Discounted cash flow	$75.0	Discount rate	-	18.0%
			Revenue exit multiple	-	1.00
Compare.com	Discounted cash flow	$16.9	Discount rate	-	22.0%
			Revenue exit multiple	-	2.75
durchblicker	Discounted cash flow	$15.5	Discount rate	-	23.0%
			Revenue exit multiple	-	2.25
Vidado (f.k.a. Captricity, Inc.)	Discounted cash flow	$14.5	Discount rate	-	23.0%
Private debt instrument	Discounted cash flow	$10.0	Discount rate	-	9.23%
			Revenue exit multiple	-	3.75
Galvanic Applied Sciences	Multiple of EBITDA	$3.1	EBITDA multiple	-	6.0

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
On December 3, 2018, NSM acquired all the net assets of KBK, recognizing $59.4 million of goodwill and other intangible assets, reflecting acquisition date fair values.
On April 1, 2019, NSM completed its acquisition of Embrace, recognizing $70.6 million of goodwill and other intangible assets, reflecting acquisition date fair values, for which the relative fair values of goodwill and other intangible assets had not yet been finalized as of June 30, 2019.
On April 4, 2019, White Mountains completed the Kudu Transaction, recognizing $9.8 million of goodwill and other intangible assets, reflecting acquisition date fair values, for which the relative fair values of goodwill and other intangible assets had not yet been finalized as of June 30, 2019.
On June 28, 2019, NSM completed its acquisition of the Renewal Rights from AIG and recognized $82.5 million of other intangible assets, reflecting acquisition date fair values. The Renewal Rights are being amortized over an estimated economic life of 12 years.
As a result of the MediaAlpha Transaction, White Mountains reduced its ownership interest in MediaAlpha to 48.3% of the basic units outstanding (42.0% on a fully diluted, fully converted basis). White Mountains’s remaining ownership interest in MediaAlpha no longer meets the criteria for a controlling ownership interest and accordingly, White Mountains deconsolidated MediaAlpha on February 26, 2019.
During the second quarter of 2019, White Mountains performed a periodic review of NSM’s goodwill for potential impairment. An impairment of goodwill or other intangible assets occurs when the carrying value of the asset exceeds its fair value. As a result of the review, White Mountains concluded that goodwill was not impaired as of June 30, 2019.

The following tables presents the change in goodwill and other intangible assets:

	Three Months Ended June 30,
	2019				2018
Millions	Goodwill		Other Intangible Assets	Total Goodwill and Other Intangible Assets	Goodwill		Other Intangible Assets		Total Goodwill and Other Intangible Assets
Beginning balance	$349.7		$160.5	$510.2	$25.9		$33.3		$59.2
Acquisitions of businesses	80.4	(1)	—	80.4	436.2	(2)	—		436.2
Acquisition of collector car renewal rights	—		82.5	82.5	—		—		—
Foreign currency translation	(1.2)		.2	(1.0)	—		—	—	—
Adjustments to reflect acquisition date fair value	(.3)		—	(.3)	—		—	—	—
Amortization	—		(4.2)	(4.2)	—		(2.6)		(2.6)
Ending balance	$428.6		$239.0	$667.6	$462.1		$30.7		$492.8

(1) The relative fair values of goodwill and other intangible assets recognized in connection with the acquisition of Embrace and the Kudu Transaction had not yet been finalized at June 30, 2019.
(2) The relative fair values of goodwill and other intangible assets recognized in connection with the acquisition of NSM had not yet been finalized at June 30, 2018.

	Six Months Ended June 30,
	2019				2018
Millions	Goodwill		Other Intangible Assets	Total Goodwill and Other Intangible Assets	Goodwill		Other Intangible Assets		Total Goodwill and Other Intangible Assets
Beginning balance	$379.9		$157.6	$537.5	$25.9		$36.2		$62.1
Deconsolidation of MediaAlpha	(18.3)		(23.5)	(41.8)	—		—		—
Attribution of acquisition date fair value estimates between goodwill and other intangible assets	(26.8)		26.8	—	—		—		—
Acquisitions of businesses	93.8	(1)	—	93.8	436.2	(2)	—		436.2
Acquisition of collector car renewal rights	—		82.5	82.5
Foreign currency translation	—		.5	.5	—		—	—	—
Adjustments to reflect acquisition date fair value	—		5.9	5.9	—		—	—	—
Amortization	—		(10.8)	(10.8)	—		(5.5)		(5.5)
Ending balance	$428.6		$239.0	$667.6	$462.1		$30.7		$492.8
(1) The relative fair values of goodwill and other intangible assets recognized in connection with the acquisitions of Embrace, Other Operations and the Kudu Transaction had not yet been finalized at June 30, 2019.
(2) The relative fair values of goodwill and other intangible assets recognized in connection with the acquisition of NSM had not yet been finalized at June 30, 2018.

The following table presents the acquisition date fair values, accumulated amortization and net carrying values for other intangible assets and goodwill, by company as of June 30, 2019 and December 31, 2018:

$ in Millions	June 30, 2019			December 31, 2018
	Acquisition Date Fair Value	Accumulated Amortization	Net Carrying Value	Acquisition Date Fair Value	Accumulated Amortization	Net Carrying Value
Goodwill:
NSM (1)	$398.4	$—	$398.4	$354.3	$—	$354.3
Kudu	9.8	—	9.8	—	—	—
MediaAlpha	—	—	—	18.3	—	18.3
Other Operations (2)	20.4	—	20.4	7.3	—	7.3
Total goodwill	428.6	—	428.6	379.9	—	379.9

Other intangible assets:
NSM (1)
Customer relationships	110.7	12.4	98.3	85.3	6.0	79.3
Trade names	57.1	3.5	53.6	51.2	1.8	49.4
Information technology	3.7	.9	2.8	3.7	.5	3.2
Renewal rights	82.5	—	82.5	—	—	—
Other	1.8	.6	1.2	—	—	—
Subtotal	255.8	17.4	238.4	140.2	8.3	131.9

MediaAlpha
Customer relationships	—	—	—	26.8	4.9	21.9
Information technology	—	—	—	33.3	30.9	2.4
Other	—	—	—	9.8	9.0	0.8
Subtotal	—	—	—	69.9	44.8	25.1

Other Operations
Trade names	.6	.2	.4	.6	.2	.4
Information technology	.5	.3	.2	.5	.3	.2
Subtotal	1.1	.5	.6	1.1	.5	.6

Total other intangible assets	256.9	17.9	239.0	211.2	53.6	157.6

Total goodwill and other intangible assets	$685.5	$17.9	667.6	$591.1	$53.6	537.5

Goodwill and other intangible assets attributed to non-controlling interests			(25.4)			(40.6)

Goodwill and other intangible assets included in White Mountains’s common shareholders’ equity			$642.2			$496.9

(1) As of June 30, 2019 and December 31, 2018, NSM’s goodwill included $(0.1) and $(2.2) and intangible assets included $0.4 and $(0.7) of the effect of foreign currency translation.
(2) As of December 31, 2018, Other Operations’ goodwill included $(0.3) of the effect of foreign currency translation.

Note 5.  Debt

The following table presents White Mountains’s debt outstanding as of June 30, 2019 and December 31, 2018:

Millions	June 30, 2019	Effective Rate (1)	December 31, 2018	Effective Rate (1)
NSM Bank Facility	$222.3	7.7%	$180.4	7.4%
Unamortized issuance cost	(4.3)		(3.8)
NSM Bank Facility, carrying value	218.0		176.6
Other NSM debt	1.7	2.2%	1.9	2.2%
MediaAlpha Bank Facility	—		14.3	7.1%
Unamortized issuance cost	—		(.1)
MediaAlpha Bank Facility, carrying value	—		14.2
Other Operations debt	11.2	9.9%	—
Unamortized issuance cost	(.4)		—
Other Operations, carrying value	10.8		—
Total debt	$230.5		$192.7

 (1) Effective rate considers the effect of the debt issuance costs.

NSM Bank Facility

On May 11, 2018, NSM entered into a secured credit facility (the “NSM Bank Facility”) with Ares Capital Corporation in order to refinance NSM’s existing debt and to fund the acquisitions of subsidiaries. The NSM Bank Facility is comprised of term loans totaling $224.0 million and a revolving credit loan commitment of $10.0 million, under which NSM initially borrowed $2.0 million. The term loans under the NSM Bank Facility mature on May 11, 2024, and the revolving loan under the NSM Bank Facility matures on May 11, 2023. During the three and six months ended June 30, 2019, NSM repaid $0.5 million and $0.9 million on the term loans. During both the three and six months ended June 30, 2019, NSM repaid $6.5 million on the revolving credit loan. During both the three and six months ended June 30, 2019, NSM borrowed $42.9 million on the term loans, which included $20.4 million and $22.5 million for the funding of the acquisitions of Embrace and the Renewal Rights. During the six months ended June 30, 2019, NSM borrowed $6.5 million on the revolving credit loan. As of June 30, 2019, the term loans had an outstanding balance of $222.3 million and the revolving credit loans were undrawn.
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
On June 15, 2018, NSM entered into an interest rate swap agreement to hedge its exposure to interest rate risk on $151.0 million of its variable rate term loans. Under the terms of the swap agreement, NSM pays a fixed rate of 2.97% and receives a variable rate, which is reset monthly, based on then-current LIBOR. As of June 30, 2019, the variable rate received by NSM under the swap agreement was 2.43%. As of June 30, 2019, the interest rate, including the effect of the swap, for the outstanding term loans of $149.5 million that are hedged by the swap was 7.47%. The effective interest on the outstanding term loans of $72.9 million that are unhedged was 7.24%. The effective interest rate on the total outstanding term loans under the NSM Bank Facility of $222.3 million was 7.30%, excluding the effect of debt issuance costs.
The NSM Bank Facility is secured by all property of the loan parties and contains various affirmative, negative and financial covenants that White Mountains considers to be customary for such borrowings, including a maximum consolidated total leverage ratio covenant.

Compliance

At June 30, 2019, White Mountains was in compliance with the covenants under all of its debt instruments.

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
White Mountains’s income tax benefit (expense) related to pre-tax income (loss) from continuing operations for the three and six months ended June 30, 2019 represented an effective tax rate of (0.6)% and 3.4%. The effective tax rate for the three and six months ended June 30, 2019 was different from the current U.S. statutory rate of 21.0%, due to income generated in jurisdictions with lower tax rates than the United States and a tax benefit recorded at BAM. Also, the effective tax rate for the six months ended June 30, 2019 was different from the current U.S. statutory rate of 21.0%, due to the release of a full valuation allowance on the net deferred tax assets of the U.S. consolidated group Guilford Holdings, Inc. and subsidiaries (“Guilford”). Guilford includes Kudu as well as MediaAlpha, various service companies and certain other entities and investments that are included in the Other Operations segment. For BAM, member surplus contributions (“MSC”) and the related taxes thereon are recorded directly to non-controlling interest equity, while the valuation allowance on such taxes is recorded through the income statement. For the three and six months ended June 30, 2019, BAM recorded a tax benefit of $1.9 million and $3.0 million associated with the valuation allowance on taxes related to MSC that is included in the effective tax rate.
White Mountains’s income tax expense related to pre-tax loss from continuing operations for the three and six months ended June 30, 2018 represented an effective tax rate of (20.2)% and (4.1)%. The effective tax rate was different from the U.S. statutory rate of 21.0%, primarily due to a full valuation allowance on net deferred tax assets at U.S operations, consisting of Guilford and BAM, withholding taxes and a tax benefit recorded at BAM. For BAM, MSC and the related taxes thereon are recorded directly to non-controlling interest equity, while the valuation allowance on such taxes is recorded through the income statement. For the three and six months ended June 30, 2018, BAM recorded a tax benefit of $1.6 million and $2.2 million associated with the valuation allowance on taxes related to MSC that is included in the effective tax rate.
In arriving at the effective tax rate for the three and six months ended June 30, 2019 and 2018, White Mountains forecasted all income and expense items including the change in unrealized investment gains (losses) and realized investment gains (losses) for the years ending December 31, 2019 and 2018.
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
On June 15, 2018, NSM entered into an interest rate swap agreement to hedge its exposure to interest rate risk on $151.0 million of its variable rate term loans. Under the terms of the swap agreement, NSM pays a fixed rate of 2.97% and receives a variable rate, which is reset monthly, based on the then-current LIBOR. As of June 30, 2019, the variable rate received by NSM under the swap agreement was 2.43%. Over the term of the swap, the notional amount decreases in accordance with the principal repayments NSM expects to make on its term loans. As of June 30, 2019, the interest rate, including the effect of the swap, for the outstanding term loans of $149.5 million that are hedged by the swap was 7.47%, excluding the effect of debt issuance costs. NSM’s obligations under the swap are secured by the same collateral securing the NSM Bank Facility on a pari passu basis. NSM does not currently hold any collateral deposits from or provide any collateral deposits to the swap counterparty.
NSM evaluated the effectiveness of the swap to hedge its interest rate risk associated with its variable rate debt and concluded at the swap inception date that the swap was highly effective in hedging that risk. NSM will evaluate the effectiveness of the hedging relationship on an ongoing basis.
For the three and six months ended June 30, 2019, NSM recognized net interest expense of $0.2 million and $0.4 million for the periodic net settlement payments on the swap. For the three and six months ended June 30, 2018, NSM recognized net interest expense of $0.1 million. As of June 30, 2019 and December 31, 2018, the estimated fair value of the swap and the accrual of the periodic net settlement payments recorded in other liabilities was $7.0 million and $2.7 million. There was no ineffectiveness in the hedge for the three and six months ended June 30, 2019 or the three and six months ended June 30, 2018. For the three and six months ended June 30, 2019, the $(2.4) million and $(4.3) million change in the fair value of the swap is included within accumulated other comprehensive income (loss). For the three and six months ended June 30, 2018, the $(1.1) million change in the fair value of the swap is included within accumulated other comprehensive income (loss).

Foreign Currency Forward Contracts

White Mountains’s investment portfolio includes investments denominated in GBP, Japanese Yen, Euros and other foreign currencies. White Mountains previously entered into foreign currency forward contracts to manage its foreign currency exposure related to certain of these investments. In the first quarter of 2018, White Mountains closed an outstanding foreign currency forward contract in conjunction with the termination of its GBP investment grade corporate bond mandate. As of June 30, 2019 and December 31, 2018, White Mountains no longer had any open foreign currency forward contracts.
The derivative losses recognized in net realized and unrealized investment gains (losses) for the six months ended June 30, 2018 were $(3.5) million.

Note 8. Municipal Bond Guarantee Insurance

In 2012, HG Global was capitalized with $594.5 million from White Mountains and $14.5 million from non-controlling interests to fund the initial capitalization of BAM, a then newly formed mutual municipal bond insurer. As of June 30, 2019, White Mountains owned 96.9% of HG Global’s preferred equity and 88.4% of its common equity. HG Global, together with its subsidiaries, provided the initial capitalization of BAM through the purchase of $503.0 million of BAM Surplus Notes. At inception, BAM and HG Re also entered into a first loss reinsurance treaty (“FLRT”). HG Re provides first loss reinsurance protection up to 15%-of-par outstanding on each municipal bond insured by BAM. For capital appreciation bonds, par is adjusted to the estimated equivalent par value for current interest paying bonds. In return, BAM cedes 60% of the risk premium charged for insuring the municipal bond, net of a ceding commission.
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
As of June 30, 2019 and December 31, 2018, the collateral trusts held assets of $777.5 million and $757.4 million, which both included $481.3 million of BAM Surplus Notes. As of June 30, 2019 and December 31, 2018, HG Global has accrued $157.4 million and $143.7 million of interest receivable on the BAM Surplus Notes.
The following table presents a schedule of BAM’s insured obligations as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Contracts outstanding	8,126	7,525
Remaining weighted average contract period outstanding (in years)	10.8	10.7
Contractual debt service outstanding (in millions):
Principal	$56,043.9	$52,201.6
Interest	28,591.7	26,560.3
Total debt service outstanding	$84,635.6	$78,761.9

Gross unearned insurance premiums	$187.8	$176.0

The following table presents a schedule of BAM’s future premium revenues as of June 30, 2019:

Millions	June 30, 2019
July 1, 2019 - December 31, 2019	$8.5

January 1, 2020 - March 31, 2020	4.1
April 1, 2020 - June 30, 2020	4.1
July 1, 2020 - September 30, 2020	4.0
October 1, 2020 - December 31, 2020	4.0
Total 2020	16.2

2021	15.3
2022	14.4
2023	13.6
2024	12.8
2025 and thereafter	107.0
Total gross unearned insurance premiums	$187.8

The following table presents a schedule of net written premiums included in White Mountains’s HG Global/BAM segment for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2019	2018	2019	2018
Written premiums:
Direct	$12.5	$18.6	$20.4	$25.0
Assumed	—	—	—	—
Gross written premiums	$12.5	$18.6	$20.4	$25.0
Earned premiums:
Direct	$3.8	$3.4	$7.5	$6.4
Assumed	.5	—	1.0	—
Gross earned premiums	$4.3	$3.4	$8.5	$6.4

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
In November 2018, BAM entered into a 100% quota share facultative reinsurance agreement under which it assumed a portfolio of municipal bond guarantee contracts with a par value of $2.2 billion. None of the contracts assumed were non-performing and no loss reserves have been established for any of the contracts, either as of the transaction date or as of June 30, 2019. The agreement, which covers future claims exposure only, meets the risk transfer criteria under ASC 944-20, Insurance Activities and accordingly has been accounted for as reinsurance.

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
The following table presents the carrying values of investments in equity method eligible unconsolidated entities recorded within other long-term investments as of June 30, 2019 and December 31, 2018:

Millions	June 30, 2019	December 31, 2018
Equity method eligible unconsolidated entities, at fair value	$262.2	$138.1
Investments accounted for under the equity method	.7	1.3
Total investments in equity method eligible unconsolidated entities	262.9	139.4
Other unconsolidated investments (1)	401.5	186.2
Total other long-term investments	$664.4	$325.6
(1) Consists of other long-term investments that are not equity method eligible.

The following table presents White Mountains’s investments in equity method eligible unconsolidated entities as of June 30, 2019 and December 31, 2018:

	Basic Ownership Interest
Investee	June 30, 2019	December 31, 2018	Instrument Held
PassportCard/DavidShield (1)	50.0%	50.0%	Common shares
MediaAlpha(2)	48.3%	n/a	Units
durchblicker	45.0%	45.0%	Common shares
Elementum Holdings, L.P.	30.0%	n/a	Limited partnership interest
Compare.com	18.4%	18.4%	Common shares
Tuckerman Capital Fund III, L.P.	16.2%	18.5%	Limited partnership interest
Kudu (3)	n/a	49.5%	Units

(1) As of June 30, 2019 and December 31, 2018, White Mountains’s ownership interest in DavidShield comprised a 50.0% direct interest and White Mountains’s ownership interest in PassportCard comprised a 25.0% direct ownership interest and a 25.0% indirect interest through DavidShield. See Note 2 — “Significant Transactions”.
(2) As of December 31, 2018, MediaAlpha was a majority-owned consolidated subsidiary of White Mountains. See Note 2 — “Significant Transactions”.
(3) As of June 30, 2019 White Mountains consolidates Kudu. See Note 2 — “Significant Transactions”.

As a result of the MediaAlpha Transaction, White Mountains reduced its ownership interest in MediaAlpha to 48.3% of the basic units outstanding (42.0% on a fully diluted, fully converted basis). White Mountains’s remaining ownership interest in MediaAlpha no longer meets the criteria for a controlling ownership interest and, accordingly, White Mountains deconsolidated MediaAlpha as of February 26, 2019. Upon deconsolidation, White Mountains’s investment in MediaAlpha met the criteria to be accounted for under the equity method or under the fair value option. White Mountains elected the fair value option and the investment in MediaAlpha was measured at its estimated fair value of $114.7 million as of June 30, 2019, with the change in fair value of $114.7 million reflected within unrealized investment gains. White Mountains’s consolidated statement of comprehensive income and its segment disclosures include MediaAlpha’s results of operations for the period from January 1, 2019 through February 26, 2019. See Note 2 — “Significant Transactions”.
For the three months ended June 30, 2019, MediaAlpha’s total revenues, total expenses, and pre-tax income were $89.1 million, $83.3 million, and $5.8 million. For the period from February 26, 2019 to June 30, 2019, MediaAlpha’s total revenues, total expenses, and pre-tax income were $122.7 million, $115.8 million, and $6.9 million. As of June 30, 2019, MediaAlpha’s total assets and total liabilities were $107.4 million and $152.9 million.

Note 10. Employee Share-Based Incentive Compensation Plans

White Mountains’s Long-Term Incentive Plan (the “WTM Incentive Plan”) provides for grants of various types of share-based and non-share-based incentive awards to key employees of White Mountains. As of June 30, 2019, White Mountains’s share-based compensation incentive awards consist of performance shares and restricted shares.

Performance Shares

Performance shares are conditional grants of a specified maximum number of common shares or an equivalent amount of cash. Awards generally vest at the end of a three-year period, are subject to the attainment of pre-specified performance goals, and are valued based on the market value of common shares at the time awards are approved for payment.
The following table presents the performance share activity for the three and six months ended June 30, 2019 and 2018 for performance shares granted under the WTM Incentive Plan:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	40,602	$23.1	40,616	$21.0	40,616	$31.7	50,515	$45.8
Shares paid (1)	—	—	—	—	(13,715)	(18.1)	(23,186)	(28.4)
New grants	1,900	—	—	—	15,600	—	14,105	—
Forfeitures and cancellations(2)	(29)	(.2)	—	(.1)	(28)	—	(818)	.2
Expense recognized	—	7.9	—	6.3	—	17.2	—	9.6
End of period	42,473	$30.8	40,616	$27.2	42,473	$30.8	40,616	$27.2
(1) WTM performance share payments in 2019 for the 2016-2018 performance cycle, which were paid in cash in March 2019, ranged from 139% to 166% of target.  WTM performance share payments in 2018 for the 2015-2017 performance cycle, which were paid in cash in March 2018, ranged from 145% to 147% of target.
(2) Amounts include changes in assumed forfeitures, as required under GAAP.

For performance shares earned in the 2016-2018 and 2015-2017 performance cycles, all performance shares earned were settled in cash. If all the outstanding WTM performance shares had vested on June 30, 2019, the total additional compensation cost to be recognized would have been $25.1 million, based on accrual factors (common share price and payout assumptions) as of June 30, 2019.
The following table presents performance shares outstanding and accrued expense for performance shares awarded under the WTM Incentive Plan as of June 30, 2019 for each performance cycle:

	Six Months Ended June 30, 2019
Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense
Performance cycle:
2017 – 2019	14,070	$21.6
2018 – 2020	13,450	7.3
2019 – 2021	15,600	2.4
Sub-total	43,120	31.3
Assumed forfeitures	(647)	(.5)
June 30, 2019	42,473	$30.8

Restricted Shares

The following table presents the unrecognized compensation cost associated with the outstanding restricted share awards for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
Millions, except share amounts	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value
Non-vested,
Beginning of period	41,495	$22.8	41,510	$22.2	41,510	$12.5	53,755	$14.3
Issued	1,900	1.7	—	—	15,600	14.5	14,105	11.4
Vested	—	—	—	—	(13,715)	—	(25,381)	—
Forfeited	—	—	—	—	—	—	(969)	(.2)
Expense recognized	—	(2.6)	—	(3.2)	—	(5.1)	—	(6.5)
End of period	43,395	$21.9	41,510	$19.0	43,395	$21.9	41,510	$19.0

During the three and six months ended June 30, 2019, White Mountains issued 1,900 and 15,600 restricted shares that vest on January 1, 2022. During the six months ended June 30, 2018, White Mountains issued 13,450 restricted shares that vest on January 1, 2021, 290 restricted shares that vest on January 1, 2020 and 365 restricted shares that vested on January 1, 2019. The unamortized issue date fair value as of June 30, 2019 is expected to be recognized ratably over the remaining vesting periods.

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
On January 1, 2019, White Mountains adopted ASU 2016-02, Leases (ASC 842). See Note 1 — “Basis of Presentation and Significant Accounting Policies” — Basis of Presentation and Significant Accounting Policies. Prior to adoption of ASU 2016-02, White Mountains recognized lease expense for operating leases on a straight-line basis, but did not recognize lease assets or liabilities on its consolidated balance sheet. Upon adoption on January 1, 2019, White Mountains recognized lease right-of-use (“ROU”) assets of $23.2 million and lease liabilities of $23.2 million. As of June 30, 2019, the ROU asset was $23.8 million and lease liabilities were $24.1 million.

The following table summarizes net lease expense recognized in White Mountains’s consolidated statement of operations for the three and six months ended June 30, 2019:

Millions Lease Cost	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Lease cost	$1.8	$3.5
Less: sublease income	.1	.2
Net lease cost	$1.7	$3.3

The following table presents the contractual maturities of the lease liabilities associated with White Mountains’s operating lease agreements as of June 30, 2019:

Millions	As of June 30, 2019
Remainder of 2019	$5.1
2020	5.5
2021	4.5
2022	4.1
2023	3.5
Thereafter	6.3
Total undiscounted lease payments	29.0
Less: present value adjustment	4.9
Operating lease liability	$24.1

The following table presents lease related assets and liabilities by reportable segment as of June 30, 2019:

	As of June 30, 2019
Millions	HG/BAM	NSM	Kudu	Other Operations	Total	Weighted Average Incremental Borrowing Rate (1)
ROU lease asset	$11.3	$5.0	$2.4	$5.1	$23.8	4.6%
Lease liability	$11.3	$5.0	$2.4	$5.4	$24.1
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
The following table presents the Company’s computation of earnings per share from continuing operations for the three and six months ended June 30, 2019 and 2018. See Note 17 — “Held for Sale and Discontinued Operations”.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Basic and diluted earnings per share numerators (in millions):
Net income (loss) attributable to White Mountains’s common shareholders	$20.5	$3.5	$304.9	$(44.5)
Less: total income from discontinued operations, net of tax	—	—	.7	.1
Net income (loss) from continuing operations attributable to White Mountains’s common shareholders	$20.5	$3.5	$304.2	$(44.6)
Allocation of earnings to participating restricted common shares(1)	(.3)	—	(3.6)	.4
Basic and diluted earnings (losses) per share numerators	$20.2	$3.5	$300.6	$(44.2)
Basic earnings per share denominators (in thousands):
Total average common shares outstanding during the period	3,183.5	3,432.0	3,177.8	3,588.2
Average unvested restricted common shares(2)	(42.8)	(41.5)	(37.6)	(38.7)
Basic earnings per share denominator	3,140.7	3,390.5	3,140.2	3,549.5
Diluted earnings per share denominator (in thousands):
Total average common shares outstanding during the period	3,183.5	3,432.0	3,177.8	3,588.2
Average unvested restricted common shares(2)	(42.8)	(41.5)	(37.6)	(38.7)
Diluted earnings per share denominator	3,140.7	3,390.5	3,140.2	3,549.5
Basic and diluted earnings per share (in dollars) - continuing operations:
Distributed earnings - dividends declared and paid	$—	$—	$1.00	$1.00
Undistributed earnings (losses)	6.44	1.02	94.71	(13.44)
Basic and diluted earnings (losses) per share	$6.44	$1.02	$95.71	$(12.44)

(1) Restricted shares issued by White Mountains receive dividends, and therefore, are considered participating securities.
(2) Restricted shares outstanding vest either in equal annual installments or upon a stated date. See Note 10 — “Employee Share-Based Incentive Compensation Plans”.

The following table presents the undistributed net earnings (losses) from continuing operations for the three and six months ended June 30, 2019 and 2018. See Note 17 — “Held for Sale and Discontinued Operations”.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2019	2018	2019	2018
Undistributed net earnings (losses) - continuing operations:
Net income (losses) attributable to White Mountains’s common shareholders, net of restricted common share amounts	$20.2	$3.5	$300.6	$(44.2)
Dividends declared, net of restricted common share amounts (1)	—	—	(3.2)	(3.7)
Total undistributed net earnings (losses), net of restricted common share amounts	$20.2	$3.5	$297.4	$(47.9)
(1) Restricted shares issued by White Mountains receive dividends, and therefore, are considered participating securities.

Note 13. Non-controlling Interests

Non-controlling interests consist of the ownership interests of non-controlling shareholders in consolidated entities and are presented separately on the balance sheet.
The following table presents the balance of non-controlling interests included in White Mountains’s total equity and the related percentage of each consolidated entity’s total equity owned by non-controlling shareholders as of June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
$ in Millions	Non-controlling Percentage	Non-controlling Equity	Non-controlling Percentage	Non-controlling Equity
Non-controlling interests, excluding BAM
HG Global	3.1%	$14.9	3.1%	$14.5
NSM	3.6	15.1	4.5	13.6
Other NSM	13.4	.1	13.4	.3
Kudu	1.0	1.6	—	—
MediaAlpha	—	—	39.0	16.2
Other Operations	various	.7	various	1.1
Total, excluding BAM		32.4		45.7
BAM	100.0	(168.8)	100.0	(170.6)
Total non-controlling interests		$(136.4)		$(124.9)

Note 14. Segment Information

White Mountains has determined that its reportable segments are HG Global/BAM, NSM, Kudu, MediaAlpha and Other Operations. White Mountains has made its segment determination based on consideration of the following criteria: (i) the nature of the business activities of each of the Company’s subsidiaries and affiliates; (ii) the manner in which the Company’s subsidiaries and affiliates are organized; (iii) the existence of primary managers responsible for specific subsidiaries and affiliates; and (iv) the organization of information provided to the chief operating decision makers and the Board of Directors.
White Mountains deconsolidated MediaAlpha as of February 26, 2019, the date of the MediaAlpha Transaction. Kudu became a reportable segment as of April 4, 2019, the date of the Kudu Transaction. See Note 2 — “Significant Transactions”.
Significant intercompany transactions among White Mountains’s segments have been eliminated herein. The following table presents the financial information for White Mountains’s segments:

Millions	HG Global/ BAM	NSM	Kudu	Other Operations	Total
Three Months Ended June 30, 2019
Earned insurance premiums	$4.3	$—	$—	$—	$4.3
Net investment income	5.4	—	4.0	11.6	21.0
Net realized and unrealized investment gains	11.5	—	.4	23.3	35.2
Advertising and commission revenues	—	54.9	—	1.3	56.2
Other revenue	.4	11.2	—	.7	12.3
Total revenues	21.6	66.1	4.4	36.9	129.0
Insurance acquisition expenses	1.4	—	—	—	1.4
Other underwriting expenses	.1	—	—	—	.1
Cost of sales	—	—	—	1.6	1.6
General and administrative expenses	12.3	32.7	2.2	30.1	77.3
Broker commission expense	—	18.2	—	—	18.2
Change in fair value of contingent consideration earnout liabilities	—	6.3	—	—	6.3
Amortization of other intangible assets	—	4.1	—	.1	4.2
Interest expense	—	4.1		—	4.1
Total expenses	13.8	65.4	2.2	31.8	113.2
Pre-tax income	$7.8	$.7	$2.2	$5.1	$15.8

Millions	HG Global/ BAM	NSM	Kudu	MediaAlpha (1)	Other Operations	Total
Six Months Ended June 30, 2019
Earned insurance premiums	$8.5	$—	$—	$—	$—	$8.5
Net investment income	10.7	—	4.0	—	22.3	37.0
Net realized and unrealized investment gains	23.3	—	.4	—	142.4	166.1
Realized gain and unrealized investment gain from the MediaAlpha Transaction	—	—	—	—	182.2	182.2
Advertising and commission revenues	—	98.2	—	48.8	2.6	149.6
Other revenue	1.0	17.2	—	—	1.0	19.2
Total revenues	43.5	115.4	4.4	48.8	350.5	562.6
Insurance acquisition expenses	2.7	—	—	—	—	2.7
Other underwriting expenses	.2	—	—	—	—	.2
Cost of sales	—	—	—	40.6	2.7	43.3
General and administrative expenses	26.6	57.8	2.2	12.5	59.5	158.6
Broker commission expense	—	33.9	—	—	—	33.9
Change in fair value of contingent consideration earnout liabilities	—	7.6	—	—	—	7.6
Amortization of other intangible assets	—	9.1	—	1.6	.1	10.8
Interest expense	—	7.8		.2	—	8.0
Total expenses	29.5	116.2	2.2	54.9	62.3	265.1
Pre-tax income (loss)	$14.0	$(.8)	$2.2	$(6.1)	$288.2	$297.5

Millions	HG Global/BAM	NSM (1)	MediaAlpha	Other Operations	Total
Three Months Ended June 30, 2018
Earned insurance premiums	$3.4	$—	$—	$—	$3.4
Net investment income	4.0	—	—	7.8	11.8
Net realized and unrealized investment (losses) gains	(2.4)	—	—	12.9	10.5
Advertising and commission revenues (2)	—	22.6	71.8	1.0	95.4
Other revenue	.4	.9	—	(.1)	1.2
Total revenues	5.4	23.5	71.8	21.6	122.3
Insurance acquisition expenses	1.3	—	—	—	1.3
Other underwriting expenses	.1	—	—	—	.1
Cost of sales	—	—	59.9	1.1	61.0
General and administrative expenses	13.4	12.1	4.6	31.0	61.1
Broker commission expense	—	6.6	—	—	6.6
Amortization of other intangible assets	—	—	2.5	.1	2.6
Interest expense	—	1.6	.3	.1	2.0
Total expenses	14.8	20.3	67.3	32.3	134.7
Pre-tax (loss) gains	$(9.4)	$3.2	$4.5	$(10.7)	$(12.4)
(1) NSM’s results are from May 11, 2018, the date of acquisition.
(2) Approximately 32% of MediaAlpha’s advertising revenue for the three months ended June 30, 2018 was associated with one customer.

Millions	HG Global/BAM	NSM (1)	MediaAlpha	Other Operations	Total
Six Months Ended June 30, 2018
Earned insurance premiums	$6.4	$—	$—	$—	$6.4
Net investment income	7.7	—	—	23.8	31.5
Net realized and unrealized investment losses	(10.3)	—	—	(32.9)	(43.2)
Advertising and commission revenues (2)	—	22.6	141.9	1.9	166.4
Other revenue	.6	.9	1.6	.2	3.3
Total revenues	4.4	23.5	143.5	(7.0)	164.4
Insurance acquisition expenses	2.7	—	—	—	2.7
Other underwriting expenses	.2	—	—	—	.2
Cost of sales	—	—	117.3	1.8	119.1
General and administrative expenses	25.2	12.1	15.8	53.0	106.1
Broker commission expense	—	6.6	—	—	6.6
Amortization of other intangible assets	—	—	5.4	.1	5.5
Interest expense	—	1.6	.7	.3	2.6
Total expenses	28.1	20.3	139.2	55.2	242.8
Pre-tax (loss) gains	$(23.7)	$3.2	$4.3	$(62.2)	$(78.4)

(1)	NSM’s results are from May 11, 2018, the date of acquisition.

(2)	Approximately 32% of MediaAlpha’s advertising revenue for the six months ended June 30, 2018 was associated with one customer.

Note 15. Fair Value of Financial Instruments

White Mountains records its financial instruments at fair value with the exception of the NSM Bank Facility and the MediaAlpha Bank Facility, which are recorded as debt at face value less unamortized original issue discount.
The following table presents the fair value and carrying value of this financial instrument as of June 30, 2019 and December 31, 2018:

	June 30, 2019				December 31, 2018
Millions	Fair Value		Carrying Value		Fair Value	Carrying Value
NSM Bank Facility	$218.9		$218.0		$176.1	$176.6
MediaAlpha Bank Facility	$—		$—		$14.6	$14.2
Other Operations debt	$10.9	(1)	$10.8	(1)	$—	$—

(1) White Mountains measured the fair value of the Other Operations debt at the carrying value as a result of the debt being acquired as of March 12, 2019.

The fair value estimates for the NSM Bank Facility and the MediaAlpha Bank Facility have been determined based on a discounted cash flows approach and are considered to be Level 3 measurements. As a result of the MediaAlpha Transaction, White Mountains’s remaining ownership interest in MediaAlpha no longer meets the criteria for a controlling ownership interest and accordingly, White Mountains deconsolidated MediaAlpha as of February 26, 2019. See Note 2 — “Significant Transactions”.

Note 16. Commitments and Contingencies

NSM Contingent Liability

In connection with White Mountains’s acquisition of NSM, White Mountains and NSM entered into an agreement with AIG to help facilitate a sale of NSM’s U.S. collector car renewal rights owned by AIG to a third party by December 31, 2019. Under the terms of the agreement, if the Renewal Rights were not sold by December 31, 2019, AIG had the right to require NSM to purchase the Renewal Rights for $82.5 million. On June 28, 2019, NSM acquired the Renewal Rights from AIG for $82.5 million. The transaction satisfied NSM’s obligation to acquire the Renewal Rights from AIG.

Sirius Group Tax Contingency

A subsidiary of Sirius Group, which was sold by White Mountains in 2016, has been denied interest deductions by the Swedish Tax Authority (“STA”) for tax years 2013-2016.  In October 2018, the Swedish Administrative Court ruled against Sirius Group on its appeal of the Swedish Tax Agency’s denial of certain interest deductions relating to periods prior to the sale of Sirius Group to CMI. In connection with the sale, White Mountains indemnified Sirius Group against the loss of certain tax attributes, including those related to these interest deductions. As a result, as of June 30, 2019 and December 31, 2018, White Mountains reported a liability of $16.6 million and $17.3 million, reflecting the value of these interest deductions. For the three and six months ended June 30, 2019, the change in the liability of $0.7 million is related to foreign currency translation and included within net gain on sale of discontinued operations. Sirius Group has appealed the decision to the Swedish Administrative Court of Appeal.

Legal Contingencies

White Mountains is subject to litigation and arbitration in the normal course of business. White Mountains recognizes an accrual for litigation and arbitration if it is probable that a loss has been incurred and the amount can be reasonably estimated. White Mountains discloses litigation and arbitration if it is probable that a loss has been incurred or if there is a reasonable possibility that a loss may have been incurred. White Mountains does not have any current litigation as of June 30, 2019 that is deemed probable of having a material adverse effect on White Mountains’s financial condition, results of operations or cash flows.

Note 17. Held for Sale and Discontinued Operations

Sirius Group

On April 18, 2016, White Mountains completed the sale of Sirius Group to CMI. During the six months ended June 30, 2018, White Mountains recorded a $0.1 million gain from sale of Sirius Group as a result of a change to the valuation of the accrued incentive compensation payable to Sirius Group employees.
In October 2018, the Swedish Administrative Court ruled against Sirius Group on its appeal of the Swedish Tax Agency’s denial of certain interest deductions relating to periods prior to the sale of Sirius Group to CMI. In connection with the sale, White Mountains indemnified Sirius Group against the loss of certain tax attributes, including those related to these interest deductions. As a result, as of June 30, 2019 and December 31, 2018, White Mountains recorded a liability of $16.6 million and $17.3 million, reflecting the value of these interest deductions. For both the three and six months ended June 30, 2018, the change in the liability, of $0.7 million, is related to foreign currency translation and included within net gain on sale of discontinued operations. See Note 16 — “Commitments and Contingencies”.

Other

As of December 31, 2017, White Mountains has classified its Guilford, Connecticut property, which consists of an office building and adjacent land, as held for sale. The property has been measured at its estimated fair value net of costs of disposal, of $2.8 million and $3.3 million as of June 30, 2019 and December 31, 2018.

Earnings Per Share from Discontinued Operations

White Mountains calculates earnings per share using the two-class method, which allocates earnings between common and unvested restricted common shares. Both classes of shares participate equally in earnings on a per share basis. Basic earnings per share amounts are based on the weighted average number of common shares outstanding adjusted for unvested restricted common shares. Diluted earnings per share amounts are also impacted by the net effect of potentially dilutive common shares outstanding. The following table presents the Company’s computation of earnings per share for discontinued operations for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Basic and diluted earnings per share numerators (in millions):
Net income (loss) attributable to White Mountains’s common shareholders	$20.5	$3.5	$304.9	$(44.5)
Less: total income (loss) from continuing operations, net of tax	20.5	3.5	304.2	(44.6)
Net income from discontinued operations attributable to White Mountains’s common shareholders	$—	$—	$.7	$.1
Allocation of earnings to participating restricted common shares (1)	—	—	—	—
Basic and diluted earnings per share numerators (2)	$—	$—	$.7	$.1
Basic earnings per share denominators (in thousands):
Total average common shares outstanding during the period	3,183.5	3,432.0	3,177.8	3,588.2
Average unvested restricted common shares (3)	(42.8)	(41.5)	(37.6)	(38.7)
Basic earnings per share denominator	3,140.7	3,390.5	3,140.2	3,549.5
Diluted earnings per share denominator (in thousands):
Total average common shares outstanding during the period	3,183.5	3,432.0	3,177.8	3,588.2
Average unvested restricted common shares (3)	(42.8)	(41.5)	(37.6)	(38.7)
Diluted earnings per share denominator	3,140.7	3,390.5	3,140.2	3,549.5
Basic and diluted earnings per share (in dollars) - discontinued operations:	$—	$—	$.22	$.03
(1) Restricted shares issued by White Mountains contain dividend participation features, and therefore, are considered participating securities.
(2) Net earnings attributable to White Mountains’s common shareholders, net of restricted share amounts, is equal to undistributed earnings for the three and six months ended June 30, 2019 and 2018.
(3) Restricted common shares outstanding vest either in equal annual installments or upon a stated date. See Note 10 — “Employee Share-Based Incentive Compensation Plans”.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains “forward-looking statements”. White Mountains intends statements that are not historical in nature, which are hereby identified as forward-looking statements, to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. White Mountains cannot promise that its expectations in such forward-looking statements will turn out to be correct. White Mountains’s actual results could be materially different from and worse than its expectations. See “FORWARD-LOOKING STATEMENTS” on page 71 for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements.
The following discussion also includes nine non-GAAP financial measures (i) adjusted book value per share, (ii) underlying growth in adjusted book value per share, (iii) gross written premiums and member surplus contributions (“MSC”) from new business, (iv) NSM’s earnings before interest, taxes, depreciation and amortization (“EBITDA”), (v) NSM’s adjusted EBITDA, (vi) adjusted capital, (vii) total consolidated portfolio returns excluding the MediaAlpha Transaction, (viii) total common equity securities and other long-term investments returns excluding the MediaAlpha Transaction, and (ix) total other long-term investments returns excluding the MediaAlpha Transaction, that have been reconciled from their most comparable GAAP financial measures on page 69. White Mountains believes these measures to be useful in evaluating White Mountains’s financial performance and condition.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

Overview

White Mountains ended the second quarter of 2019 with book value per share of $987 and adjusted book value per share of $986. Book value per share and adjusted book value per share both increased 1% in the second quarter of 2019, driven primarily by investment results. Book value per share and adjusted book value per share increased 10% and 11% in the first six months of 2019, including dividends, driven primarily by the gain from the MediaAlpha Transaction and strong investment returns.
Including the $55 per share estimated net gain from the MediaAlpha Transaction as if it had closed on December 31, 2018, book value per share would have been approximately $951 and adjusted book value per share would have been approximately $943. Had the MediaAlpha Transaction closed on December 31, 2018, for the first six months of 2019 White Mountains’s book value per share would have increased 4% and adjusted book value per share would have increased 5%.
Gross written premiums and MSC collected in the HG Global/BAM segment totaled $25 million and $40 million in the second quarter and first six months of 2019, compared to $29 million and $40 million in the second quarter and first six months of 2018. BAM insured municipal bonds with par value of $2.9 billion and $4.8 billion in the second quarter and first six months of 2019, compared to $3.1 billion and $4.4 billion in the second quarter and first six months of 2018. Total pricing, which reflects both gross written premiums and MSC from new business, was 84 and 83 basis points in the second quarter and first six months of 2019, compared to 101 and 100 basis points in the second quarter and first six months of 2018. Pricing in the primary market decreased to 51 and 48 basis points in the second quarter and first six months of 2019, compared to 64 and 66 basis points in the second quarter and first six months of 2018. The decrease in pricing was primarily driven by lower interest rates and tighter credit spreads in the second quarter and first six months of 2019. BAM’s total claims paying resources were $895 million at June 30, 2019, compared to $871 million at December 31, 2018 and $827 million at June 30, 2018. In June 2019, S&P Global Ratings concluded its annual review and affirmed BAM’s “AA/stable” rating.
In the second quarter of 2019, NSM reported pre-tax income of $1 million, adjusted EBITDA of $16 million and commission and other revenues of $66 million. In the first six months of 2019, NSM reported pre-tax loss of $1 million, adjusted EBITDA of $26 million, and commission and other revenues of $115 million. Results for the second quarter and first six months of 2019 include the results of Embrace Pet Insurance (“Embrace”), a nationwide provider of pet health insurance for dogs and cats, which NSM acquired on April 1, 2019 for $72 million of cash consideration, net of cash acquired. On June 28, 2019, NSM acquired the renewal rights on its U.S. collector car business (the “Renewal Rights”) from an affiliate of American International Group, Inc. (“AIG”) for $82.5 million.
On April 4, 2019, White Mountains completed its acquisition of the ownership interests in Kudu (the “Kudu Transaction”) held by certain funds managed by Oaktree Capital Management, L.P. (“Oaktree”). In addition, White Mountains assumed all of Oaktree’s unfunded capital commitments to Kudu, increasing White Mountains’s total capital commitment to $250 million. As a result of the Kudu Transaction, White Mountains’s basic unit ownership of Kudu increased from 49.5% to 99.1%, (42.7% to 85.4% on a fully diluted, fully converted basis), and White Mountains began consolidating Kudu in its financial statements during the second quarter of 2019. In the twelve months ended June 30, 2019, Kudu deployed $145 million in five investment management firms with combined assets under management of over $17 billion, spanning a range of asset classes including real estate, real assets, wealth management, hedge funds and alternative credit strategies. In the second quarter of 2019, Kudu reported total revenues of $4 million and pre-tax income of $2 million.

On May 31, 2019, White Mountains acquired a 30% limited partnership interest in Elementum Holdings LP (“Elementum”) for $55 million. Elementum manages portfolios of insurance linked securities, including catastrophe bonds and collateralized reinsurance, across a range of liquidity and risk/return profiles. As part of the transaction, White Mountains also committed to invest $50 million in funds managed by Elementum. As of June 30, 2019, White Mountains has invested $40 million in three funds.
White Mountains’s pre-tax total return on invested assets was 2.0% in the second quarter compared to 0.7% in the second quarter of 2018. White Mountains’s pre-tax total return on invested assets was 12.4% for the first six months of 2019, which included $115 million in pre-tax unrealized investment gains from the MediaAlpha Transaction. Excluding the MediaAlpha Transaction, White Mountains’s pre-tax total return on invested assets was 7.9% in the first six months of 2019 compared to -0.3% in the first six months of 2018.
White Mountains’s portfolio of common equity securities returned 3.7% and 17.3% in the second quarter and first six months of 2019, underperforming the S&P 500 Index return of 4.3% and 18.5%. White Mountains’s portfolio of common equity securities returned 2.1% and 1.2% in the second quarter and first six months of 2018, underperforming the S&P 500 Index returns of 3.4% and 2.6%. The underperformance for all periods was driven primarily by relative underperformance in White Mountains’s international common stock positions.
White Mountains’s other long-term investments portfolio return was flat in the second quarter of 2019 compared to 0.1% in the second quarter of 2018. For the first six months of 2019, White Mountains’s other long-term investments portfolio returned 32.5%, which included unrealized gains from the MediaAlpha Transaction. Excluding the MediaAlpha Transaction, White Mountains’s other long-term investments portfolio returned 0.2% in the first six months of 2019 compared to -2.7% in the first six months of 2018.
White Mountains’s fixed income portfolio returned 2.0% and 4.3% in the second quarter and first six months of 2019, underperforming the Bloomberg Barclays U.S. Intermediate Aggregate Index returns of 2.4% and 4.7%. White Mountains’s fixed income portfolio returned 0.3% and -0.4% in the second quarter and first six months of 2018, outperforming the Bloomberg Barclays U.S. Intermediate Aggregate Index returns of 0.1% and -1.0%. The underperformance for 2019 and the outperformance for 2018 was driven primarily by the shorter duration of White Mountains’s fixed income portfolio compared to the benchmark.

Adjusted Book Value Per Share
The following table presents White Mountains’s book value per share and reconciles it to adjusted book value per share, a non-GAAP measure. See NON-GAAP FINANCIAL MEASURES on page 69.

	June 30, 2019	March 31, 2019	December 31, 2018	June 30, 2018
Book value per share numerators (in millions):
White Mountains’s common shareholders’ equity - GAAP book value per share numerator	$3,144.3	$3,122.0	$2,843.1	$2,940.1
Time value of money discount on expected future payments on the BAM Surplus Notes (1)	(135.7)	(138.6)	(141.2)	(150.1)
HG Global’s unearned premium reserve (1)	147.2	140.2	136.9	119.5
HG Global’s net deferred acquisition costs (1)	(37.9)	(35.7)	(34.6)	(29.1)
Adjusted book value per share numerator	$3,117.9	$3,087.9	$2,804.2	$2,880.4
Book value per share denominators (in thousands of shares):
Common shares outstanding - GAAP book value per share denominator	3,185.4	3,181.2	3,173.1	3,180.4
Unearned restricted common shares	(24.5)	(25.5)	(14.6)	(22.4)
Adjusted book value per share denominator	3,160.9	3,155.7	3,158.5	3,158.0
GAAP book value per share	$987.12	$981.39	$896.00	$924.46
Adjusted book value per share	$986.39	$978.51	$887.85	$912.08
Year-to-date dividends paid per share	$1.00	$1.00	$1.00	$1.00
(1) Amount reflects White Mountains’s preferred share ownership in HG Global of 96.9%.

Goodwill and Other Intangible Assets

During first quarter of 2019, White Mountains completed the analysis of the acquisition date fair values associated with its purchase of KBK, including the fair values attributed to goodwill and separately identifiable other intangible assets.
During the second quarter of 2019, White Mountains performed a periodic review of NSM’s goodwill and other intangible assets to determine whether an impairment existed at June 30, 2019. An impairment of goodwill or other intangible assets occurs when the carrying value of the asset exceeds its fair value. As a result of the review, White Mountains concluded that goodwill and other intangible assets are not impaired as of June 30, 2019.
The following table presents a summary of goodwill and other intangible assets that are included in White Mountains’s book value as of June 30, 2019, December 31, 2018, and June 30, 2018:

Millions	June 30, 2019		December 31, 2018		June 30, 2018
Goodwill:
NSM	$398.4	(1)	$354.3	(2)	$436.2	(3)
Kudu	9.8	(1)	—		—
MediaAlpha	—		18.3		18.3
Other Operations	20.4		7.3		7.6
Total goodwill	428.6		379.9		462.1
Other intangible assets:
NSM	238.4		131.9		—
MediaAlpha	—		25.1		30.0
Other Operations	.6		.6		.7
Total other intangible assets	239.0		157.6		30.7
Total goodwill and other intangible assets (3)	667.6		537.5		492.8
Goodwill and other intangible assets attributed to non-controlling interests	(25.4)		(40.6)		(41.7)
Goodwill and other intangible assets included in White Mountains’s common shareholders’ equity	$642.2		$496.9		$451.1
(1) The relative fair values of goodwill and other intangible assets recognized in connection with the acquisition of Embrace and the Kudu Transaction had not yet been finalized as of June 30, 2019. See “NSM” in Note 2 — “Significant Transactions”.
(2) The relative fair values of goodwill and other intangible assets recognized in connection with the acquisition of KBK had not yet been finalized as of December 31, 2018. See “NSM” in Note 2 — “Significant Transactions”.
(3) The relative fair values of goodwill and other intangible assets recognized in connection with the acquisition of NSM had not yet been finalized as of June 30, 2018. See “NSM” in Note 2 — “Significant Transactions”.
(4) See Note 4 — “Goodwill and Other Intangible Assets” for details of goodwill and other intangible assets.

Summary of Consolidated Results

The following table presents White Mountains’s consolidated financial results for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2019	2018	2019	2018
Revenues
Financial Guarantee revenues	$21.6	$5.4	$43.5	$4.4
Specialty Insurance Distribution revenues (1)	66.1	23.5	115.4	23.5
Global Asset and Wealth Management revenues	4.4	—	4.4	—
Marketing Technology revenues (2)	—	71.8	48.8	143.5
Other Operations revenues	36.9	21.6	350.5	(7.0)
Total revenues	129.0	122.3	562.6	164.4
Expenses
Financial Guarantee expenses	13.8	14.8	29.5	28.1
Specialty Insurance Distribution expenses (1)	65.4	20.3	116.2	20.3
Global Asset and Wealth Management expenses	2.2	—	2.2	—
Marketing Technology expenses (2)	—	67.3	54.9	139.2
Other Operations expenses	31.8	32.3	62.3	55.2
Total expenses	113.2	134.7	265.1	242.8
Pre-tax income (loss)
Financial Guarantee pre-tax income (loss)	7.8	(9.4)	14.0	(23.7)
Specialty Insurance Distribution pre-tax income (loss) (1)	.7	3.2	(.8)	3.2
Global Asset and Wealth Management pre-tax income	2.2	—	2.2	—
Marketing Technology pre-tax income (loss) (2)	—	4.5	(6.1)	4.3
Other Operations pre-tax income (loss)	5.1	(10.7)	288.2	(62.2)
Total pre-tax income (loss)	15.8	(12.4)	297.5	(78.4)
Income tax benefit (expense)	.1	(2.5)	(10.1)	(3.2)
Net income (loss) from continuing operations	15.9	(14.9)	287.4	(81.6)
Net gain on sale of discontinued operations, net of tax	—	—	.7	.1
Net income (loss)	15.9	(14.9)	288.1	(81.5)
Net loss attributable to non-controlling interests	4.6	18.4	16.8	37.0
Net income (loss) attributable to White Mountains’s common shareholders	20.5	3.5	304.9	(44.5)
Other comprehensive loss, net of tax	(3.1)	(.9)	(3.4)	(.9)
Comprehensive income (loss)	17.4	2.6	301.5	(45.4)
Comprehensive income attributable to non-controlling interests	.2	—	.2	—
Comprehensive income (loss) attributable to White Mountains’s common shareholders	$17.6	$2.6	$301.7	$(45.4)
(1) NSM’s results are from May 11, 2018, the date of acquisition, to the end of the second quarter of 2018.
(2) MediaAlpha’s results are from January 1, 2019 to February 26, 2019, the date of the MediaAlpha Transaction.

I. Summary of Operations By Segment

White Mountains conducts its operations through five segments: (1) HG Global/BAM, (2) NSM, (3) Kudu, (4) MediaAlpha (through February 26, 2019) and (5) Other Operations. A discussion of White Mountains’s consolidated investment operations is included after the discussion of operations by segment. White Mountains’s segment information is presented in Note 12 — “Segment Information” to the Consolidated Financial Statements.
As a result of the Kudu Transaction, White Mountains’s basic unit ownership of Kudu increased from 49.5% to 99.1% (42.7% to 85.4% on a fully diluted, fully converted basis), and White Mountains began consolidating Kudu in its financial statements in the second quarter of 2019.
As a result of the MediaAlpha Transaction, White Mountains no longer consolidates MediaAlpha, and consequently it is no longer a segment. White Mountains’s segment disclosures for the six months ended June 30, 2019 include MediaAlpha’s results of operations for the period from January 1, 2019 through February 26, 2019, the date of the MediaAlpha Transaction. See Note 2 — “Significant Transactions”.

HG Global/BAM

The following table presents the components of pre-tax income (loss) included in White Mountains’s HG Global/BAM segment related to the consolidation of HG Global, which includes HG Re and its other wholly-owned subsidiaries, and BAM for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019
Millions	HG Global		BAM	Eliminations	Total
Gross written premiums	$—		$12.5	$—	$12.5
Assumed (ceded) written premiums	10.7		(10.7)	—	—
Net written premiums	$10.7		$1.8	$—	$12.5

Earned insurance premiums	$3.4		$0.9	$—	$4.3
Net investment income	1.9		3.5	—	5.4
Net investment income - BAM Surplus Notes	6.8		—	(6.8)	—
Net realized and unrealized investment gains	4.0		7.5	—	11.5
Other revenue	—		0.4	—	.4
Total revenues	16.1		12.3	(6.8)	21.6
Insurance acquisition expenses	0.9	—	0.5	—	1.4
Other underwriting expenses	—		0.1	—	.1
General and administrative expenses	0.4		11.9	—	12.3
Interest expense - BAM Surplus Notes	—		6.8	(6.8)	—
Total expenses	1.3		19.3	(6.8)	13.8
Pre-tax income (loss)	$14.8		$(7.0)	$—	$7.8
Supplemental information:
MSC collected (1)	$—		$12.0	$—	$12.0
(1) MSC are recorded directly to BAM’s equity, which is recorded as non-controlling interest on White Mountains’s balance sheet.

	Three Months Ended June 30, 2018
Millions	HG Global	BAM	Eliminations	Total
Gross written premiums	$—	$18.6	$—	$18.6
Assumed (ceded) written premiums	15.8	(15.8)	—	—
Net written premiums	$15.8	$2.8	$—	$18.6

Earned insurance premiums	$2.7	$.7	$—	$3.4
Net investment income	1.3	2.7	—	4.0
Net investment income - BAM Surplus Notes	5.8	—	(5.8)	—
Net realized and unrealized investment losses	(1.2)	(1.2)	—	(2.4)
Other revenue	—	.4	—	.4
Total revenues	8.6	2.6	(5.8)	5.4
Insurance acquisition expenses	.7	.6	—	1.3
Other underwriting expenses	—	.1	—	.1
General and administrative expenses	.2	13.2	—	13.4
Interest expense - BAM Surplus Notes	—	5.8	(5.8)	—
Total expenses	.9	19.7	(5.8)	14.8
Pre-tax income (loss)	$7.7	$(17.1)	$—	$(9.4)
Supplemental information:
MSC collected (1)	$—	$9.9	$—	$9.9
(1) MSC are recorded directly to BAM’s equity, which is recorded as non-controlling interest on White Mountains’s balance sheet.

	Six Months Ended June 30, 2019
Millions	HG Global	BAM	Eliminations	Total
Gross written premiums	$—	$20.4	$—	$20.4
Assumed (ceded) written premiums	17.4	(17.4)	—	—
Net written premiums	$17.4	$3.0	$—	$20.4

Earned insurance premiums	$6.8	$1.7	$—	$8.5
Net investment income	3.8	6.9	—	10.7
Net investment income - BAM Surplus Notes	13.7	—	(13.7)	—
Net realized and unrealized investment gains	9.1	14.2	—	23.3
Other revenue	—	1.0	—	1.0
Total revenues	33.4	23.8	(13.7)	43.5
Insurance acquisition expenses	1.7	1.0	—	2.7
Other underwriting expenses	—	.2	—	.2
General and administrative expenses	.9	25.7	—	26.6
Interest expense - BAM Surplus Notes	—	13.7	(13.7)	—
Total expenses	2.6	40.6	(13.7)	29.5
Pre-tax income (loss)	$30.8	$(16.8)	$—	$14.0
Supplemental information:
MSC collected (1)	$—	$19.9	$—	$19.9
(1) MSC are recorded directly to BAM’s equity, which is recorded as non-controlling interest on White Mountains’s balance sheet.

	Six Months Ended June 30, 2018
Millions	HG Global	BAM	Eliminations	Total
Gross written premiums	$—	$25.0	$—	$25.0
Assumed (ceded) written premiums	21.1	(21.1)	—	—
Net written premiums	$21.1	$3.9	$—	$25.0

Earned insurance premiums	$5.0	$1.4	$—	$6.4
Net investment income	2.5	5.2	—	7.7
Net investment income - BAM Surplus Notes	11.5	—	(11.5)	—
Net realized and unrealized investment losses	(4.8)	(5.5)	—	(10.3)
Other revenue	—	.6	—	.6
Total revenues	14.2	1.7	(11.5)	4.4
Insurance acquisition expenses	1.2	1.5	—	2.7
Other underwriting expenses	—	.2	—	.2
General and administrative expenses	.6	24.6	—	25.2
Interest expense - BAM Surplus Notes	—	11.5	(11.5)	—
Total expenses	1.8	37.8	(11.5)	28.1
Pre-tax income (loss)	$12.4	$(36.1)	$—	$(23.7)
Supplemental information:
MSC collected (1)	$—	$14.8	$—	$14.8
(1) MSC are recorded directly to BAM’s equity, which is recorded as non-controlling interest on White Mountains’s balance sheet.

HG Global/BAM Results—Three Months Ended June 30, 2019 versus Three Months Ended June 30, 2018
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
Gross written premiums and MSC collected in the HG Global/BAM segment were $25 million in the second quarter of 2019, compared to $29 million in the second quarter of 2018. BAM insured $2.9 billion of municipal bonds, $2.6 billion of which were in the primary market, in the second quarter of 2019, compared to $3.1 billion of municipal bonds, $2.8 billion of which were in the primary market, in the second quarter of 2018.
Total pricing, which reflects both gross written premiums and MSC from new business, was 84 basis points in the second quarter of 2019, compared to 101 basis points in the second quarter of 2018. See “NON-GAAP FINANCIAL MEASURES” on page 69. Pricing in the primary market decreased to 51 basis points in the second quarter of 2019, compared to 64 basis points in the second quarter of 2018. The decrease in pricing was driven primarily by lower interest rates and tighter credit spreads.

The following table presents the gross par value of primary and secondary market policies issued, the gross written premiums and MSC collected and total pricing for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
$ in Millions	2019	2018
Gross par value of primary market policies issued	$2,624.2	$2,774.7
Gross par value of secondary market policies issued	293.2	311.5
Total gross par value of market policies issued	$2,917.4	$3,086.2
Gross written premiums	$12.5	$18.6
MSC collected	12.0	9.9
Total gross written premiums and MSC collected	$24.5	$28.5
Present value of future installment MSC collections	—	1.6
Gross written premium adjustments on existing installment policies	—	1.1
Gross written premiums and MSC from new business	$24.5	$31.2
Total pricing	84 bps	101 bps

HG Global reported GAAP pre-tax income of $15 million in the second quarter of 2019, compared to $8 million in the second quarter of 2018. The increase in pre-tax income was driven primarily by higher returns in HG Global’s investment portfolio. Results in the second quarter of 2019 include $7 million of interest income on the BAM Surplus Notes, compared to $6 million of interest income in the second quarter of 2018.
BAM is a mutual insurance company that is owned by its members. BAM’s results are consolidated into White Mountains’s GAAP financial statements and attributed to non-controlling interests. White Mountains reported $7 million of GAAP pre-tax loss from BAM in the second quarter of 2019, compared to $17 million in the second quarter of 2018. The decrease in the pre-tax loss was driven primarily by higher returns in BAM’s investment portfolio. Results in the second quarter of 2019 include $7 million of interest expense on the BAM Surplus Notes and $12 million of general and administrative expenses, compared to $6 million of interest expense and $13 million of general and administrative expenses in the second quarter of 2018.

HG Global/BAM Results—Six Months Ended June 30, 2019 versus Six Months Ended June 30, 2018
Gross written premiums and MSC collected in the HG Global/BAM segment were $40 million in both the first six months of 2019 and 2018. BAM insured $4.8 billion of municipal bonds, $4.0 billion of which were in the primary market, in the first six months of 2019, compared to $4.4 billion of municipal bonds, $3.9 billion of which were in the primary market, in the first six month of 2018.
Total pricing, which reflects both gross written premiums and MSC from new business, was 83 basis points in the first six months of 2019, compared to 100 basis points in the first six months of 2018. See “NON-GAAP FINANCIAL MEASURES” on page 69. Pricing in the primary market decreased to 48 basis points in the first six months of 2019, compared to 66 basis points in the first six month of 2018. The decrease in pricing was driven primarily by lower interest rates and tighter credit spreads.
The following table presents the gross par value of primary and secondary market policies issued, the gross written premiums and MSC collected and total pricing for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
$ in Millions	2019	2018
Gross par value of primary market policies issued	$4,010.0	$3,924.2
Gross par value of secondary market policies issued	832.4	460.1
Total gross par value of market policies issued	$4,842.4	$4,384.3
Gross written premiums	$20.4	$25.0
MSC collected	19.9	14.8
Total gross written premiums and MSC collected	$40.3	$39.8
Present value of future installment MSC collections	.2	2.8
Gross written premium adjustments on existing installment policies	(.1)	1.1
Gross written premiums and MSC from new business	$40.4	$43.7
Total pricing	83 bps	100 bps

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
BAM’s claims paying resources increased to $895 million as of June 30, 2019 from $871 million as of December 31, 2018. The increase was driven primarily by a $16 million increase in the statutory value of the collateral trusts.
The following table presents BAM’s total claims paying resources as of June 30, 2019 and December 31, 2018:

Millions	June 30, 2019	December 31, 2018
Policyholders’ surplus	$410.6	$413.7
Contingency reserve	57.9	50.3
Qualified statutory capital	468.5	464.0
Net unearned premiums	38.3	36.2
Present value of future installment premiums and MSC	13.4	12.9
HG Re, Ltd. collateral trusts at statutory value	274.4	258.3
Fidus Re, Ltd. collateral trusts at statutory value	100.0	100.0
Claims paying resources	$894.6	$871.4

HG Global/BAM Balance Sheets
The following table presents amounts from HG Global, which includes HG Re and its other wholly-owned subsidiaries, and BAM that are contained within White Mountains’s consolidated balance sheet as of June 30, 2019 and December 31, 2018:

	June 30, 2019
Millions	HG Global	BAM	Eliminations and Segment Adjustment	Total
Assets
Fixed maturity investments	$271.6	$491.3	$—	$762.9
Short-term investments	7.8	27.0	—	34.8
Total investments	279.4	518.3	—	797.7
Cash	4.3	6.0	—	10.3
BAM Surplus Notes	481.3	—	(481.3)	—
Accrued interest receivable on BAM Surplus Notes	157.3	—	(157.3)	—
Deferred acquisition costs	39.1	20.6	(39.2)	20.5
Insurance premiums receivable	4.1	6.6	(4.1)	6.6
Accounts receivable on unsettled investment sales	.1	7.9	—	8.0
Other assets	1.5	20.1	(.2)	21.4
Total assets	$967.1	$579.5	$(682.1)	$864.5
Liabilities
BAM Surplus Notes(1)	$—	$481.3	$(481.3)	$—
Accrued interest payable on BAM Surplus Notes(2)	—	157.3	(157.3)	—
Preferred dividends payable to White Mountains’s subsidiaries(3)	305.0	—	—	305.0
Preferred dividends payable to non-controlling interests	10.4	—	—	10.4
Unearned insurance premiums	151.9	35.9	—	187.8
Accrued incentive compensation	.4	14.1	—	14.5
Other liabilities	.8	59.7	(43.5)	17.0
Total liabilities	468.5	748.3	(682.1)	534.7
Equity
White Mountains’s common shareholders’ equity	483.7	—	—	483.7
Non-controlling interests	14.9	(168.8)	—	(153.9)
Total equity	498.6	(168.8)	—	329.8
Total liabilities and equity	$967.1	$579.5	$(682.1)	$864.5

(1)	Under GAAP, the BAM Surplus Notes are classified as debt by the issuer. Under statutory accounting principles, they are classified as policyholders’ surplus.

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

NSM

On May 11, 2018, White Mountains acquired 95% of NSM Insurance HoldCo, LLC and its wholly-owned subsidiaries (collectively, “NSM”). NSM is a full-service MGU and program administrator for specialty property and casualty insurance. White Mountains funded the acquisition through a combination of cash on hand and new borrowings by NSM. White Mountains paid $274 million of cash consideration for its equity interest in NSM, and NSM borrowed $100 million as part of the transaction. During the three months ended September 30, 2018, White Mountains recorded a purchase price adjustment of an additional $2 million. Also, as part of the acquisition, White Mountains assumed estimated contingent consideration earnout liabilities related to NSM’s previous acquisitions of its U.K.-based operations of $10 million.
On May 18, 2018, NSM acquired 100% of Fresh Insurance Services Group Limited (“Fresh Insurance”), an insurance broker that specializes in non-standard personal lines products, motor trade, and van insurance in the United Kingdom for upfront cash consideration of $50 million. NSM borrowed $51 million to fund the transaction. During the three months ended March 31, 2019, NSM paid a purchase price adjustment of an additional $1 million. The purchase price is subject to additional adjustments based upon growth in EBITDA during two earnout periods ending in February 2020 and February 2022. In connection with the acquisition, NSM recorded a contingent consideration earnout liability of $8 million.
On December 3, 2018, NSM acquired all of the net assets of KBK Insurance Group (“KBK”), a specialized MGU focused on the towing and transportation space, for upfront cash of $60 million. White Mountains contributed $29 million to NSM and NSM borrowed $30 million as part of the transaction. The purchase price is subject to additional adjustments based upon growth in EBITDA during three earnout periods ending in December 2019, December 2020 and December 2021. During the three months ended March 31, 2019, NSM recorded a purchase price adjustment of $6 million relating to the fair value of the contingent consideration earnout liability in connection with the acquisition, which was not previously determined.
On April 1, 2019, NSM acquired 100% of Embrace, a nationwide provider of pet health insurance for dogs and cats. NSM paid $72 million of cash consideration, net of cash acquired, for its equity interest in Embrace. White Mountains contributed $58 million to NSM and NSM borrowed $20 million as part of the transaction.
On June 28, 2019, NSM acquired the Renewal Rights from AIG for $82.5 million. The acquisition satisfied NSM’s obligation to acquire the Renewal Rights from AIG (See Note 16 — “Commitments and Contingencies”). White Mountains contributed $59 million to NSM and NSM borrowed $23 million as part of the transaction.
The contingent consideration earnout liabilities related to the NSM, Fresh Insurance and KBK acquisitions are subject to adjustment based upon EBITDA, EBITDA projections, and present value factors for acquired entities. For the three and six months ended June 30, 2019, NSM recognized pre-tax expense of $6 million and $8 million for the increase in the fair value of its contingent consideration earnout liabilities. The increase was driven by an increase in the earnout liability related to KBK, partially offset by a reduction in the earnout liability related to Fresh Insurance and its other U.K.-based operations. Any future adjustments to contingent consideration earnout liabilities under the agreements will also be recognized through pre-tax income. As of June 30, 2019 and December 31, 2018, NSM recorded contingent consideration earnout liabilities of $31 million and $20 million.

The following table presents the components of GAAP net loss, EBITDA and adjusted EBITDA included in White Mountains’s NSM segment for the three and six months ended June 30, 2019:

	Three Months Ended	Six Months Ended
Millions	June 30, 2019	June 30, 2019
Commission revenues	$54.9	$98.2
Broker commission expenses	18.2	33.9
Gross profit	36.7	64.3
Other revenues	11.2	17.2
General and administrative expenses	32.7	57.8
Change in fair value of contingent consideration earnout liabilities	6.3	7.6
Amortization of other intangible assets	4.1	9.1
Interest expense	4.1	7.8
GAAP pre-tax income (loss)	.7	(.8)
Income tax expense (benefit)	.3	—
GAAP net income (loss)	.4	(.8)
Add back:
Interest expense	4.1	7.8
Income tax expense (benefit)	.3	—
General and administrative expenses — depreciation	.7	1.2
Amortization of other intangible assets	4.1	9.1
EBITDA (1)	9.6	17.3
Add back:
Change in fair value of contingent consideration earnout liabilities	6.3	7.6
Acquisition-related transaction expenses	.6	1.1
Investments made in the development of new business lines	(.1)	.1
Restructuring expenses	—	.1
Adjusted EBITDA (1)	$16.4	$26.2
(1) See “NON-GAAP FINANCIAL MEASURES” on page 69.

NSM Results—Three and Six Months Ended June 30, 2019
NSM reported pre-tax income of $1 million, adjusted EBITDA of $16 million and commission and other revenues of $66 million in the second quarter of 2019. NSM reported pre-tax loss of $1 million, adjusted EBITDA of $26 million and commission and other revenues of $115 million in the six months ended June 30, 2019. Results for the second quarter and six months of 2019 include the results of Embrace, which NSM acquired on April 1, 2019 for $72 million of cash consideration, net of cash acquired.
Since White Mountains acquired NSM on May 11, 2018, the results White Mountains reported for NSM in 2019 are not comparable to the same periods of 2018. White Mountains believes the following discussion of the trends in NSM’s business, including periods prior to White Mountains’s ownership of NSM, will be useful in understanding the newly acquired business.
NSM’s business consists of over 15 active programs that are broadly categorized into six market verticals. The pet vertical was added in the second quarter of 2019 with the acquisition of Embrace.
The following table presents the controlled premium and commission revenues by vertical for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019		2018
$ in Millions	Controlled Premium (1)	Commission and Other Revenues	Controlled Premium (1)	Commission and Other Revenues
Specialty Transportation	$81.7	$21.7	$36.4	$12.5
Real Estate	54.0	11.5	45.1	10.0
Social Services	24.9	6.5	24.7	6.2
Pet	20.7	9.5	—	—
United Kingdom	39.8	12.2	24.9	8.4
Other	29.8	4.7	26.6	4.8
Total	$250.9	$66.1	$157.7	$41.9
(1) Controlled premium are total premiums placed by NSM during the period.

	Six Months Ended June 30,
	2019		2018
$ in Millions	Controlled Premium (1)	Commission and Other Revenues	Controlled Premium (1)	Commission and Other Revenues
Specialty Transportation	$147.6	$39.6	$62.3	$20.7
Real Estate	92.8	20.5	81.7	18.2
Social Services	47.8	12.3	48.0	12.3
Pet	20.7	9.5	—	—
United Kingdom	81.6	24.3	40.7	12.9
Other	57.0	9.2	54.2	9.6
Total	$447.5	$115.4	$286.9	$73.7
(1) Controlled premium are total premiums placed by NSM during the period.

Three Months Ended June 30, 2019 versus Three Months Ended June 30, 2018
Specialty Transportation: NSM’s specialty transportation controlled premium and commission and other revenues grew significantly in the second quarter of 2019, compared to the second quarter of 2018, driven primarily by the acquisition of KBK in the fourth quarter of 2018. KBK contributed $43 million of controlled premium and $8 million of commission and other revenues in the second quarter of 2019.
Real Estate: NSM’s real estate controlled premium increased primarily due to CHAMP, which places coverages for coastal condominium associations. CHAMP’s controlled premiums grew by $5 million in the second quarter of 2019, compared to the second quarter of 2018, primarily due to rate increases on renewal business and organic growth. In addition, HabPro, NSM’s excess and surplus habitational program, grew controlled premium by $2 million in the second quarter of 2019, compared to the second quarter of 2018, primarily due to organic growth. NSM’s real estate commission and other revenues grew 15% in the second quarter of 2019, compared to the second quarter of 2018, as a result of increased controlled premiums.
Social Services: NSM’s social services controlled premium and commission and other revenues were flat in the second quarter of 2019, compared to the second quarter of 2018. The social services market remained competitive.
Pet: The pet program was added during the second quarter of 2019 with the acquisition of Embrace.
United Kingdom: NSM’s United Kingdom controlled premium and commission and other revenues grew significantly in the second quarter of 2019, compared to the second quarter of 2018, driven primarily by the acquisition of Fresh Insurance on May 18, 2018. Fresh Insurance’s controlled premium and commission and other revenues contributed $15 million and $6 million in the second quarter of 2019, compared to $9 million and $3 million from the date of acquisition to the end of the second quarter of 2018. In addition, First Underwriting Limited, an MGA that was launched in the fourth quarter of 2018, contributed $9 million of controlled premium in the second quarter of 2019.
Other: NSM’s other controlled premium increased in the second quarter of 2019, compared to the second quarter of 2018, driven primarily by an increase in the retail brokerage business, slightly offset by the brewery and winery business, which was placed into runoff in the first quarter of 2019. Although the retail brokerage business premium increased, this program generates lower commission rates than other NSM programs, resulting in flat commission and other revenues in the second quarter of 2019 compared to the second quarter of 2018. In addition, contingent revenues were down slightly in this vertical.

Six Months Ended June 30, 2019 versus Six Months Ended June 30, 2018
Specialty Transportation: NSM’s specialty transportation controlled premium and commission and other revenues grew significantly in the first six months of 2019, compared to the first six months of 2018, driven primarily by the acquisition of KBK in the fourth quarter of 2018. KBK contributed $81 million and $16 million of controlled premium and commission and other revenues in the first six months of 2019. NSM’s collector car business controlled premiums and base commissions grew approximately 3% for the first six months of 2019, compared to the first six months of 2018. In addition, profit commissions in the transport trucking program were higher in the first six months of 2019, compared to the first six months of 2018, primarily due to improved loss ratios.
Real Estate: NSM’s real estate controlled premium increased primarily due to CHAMP. CHAMP’s controlled premiums grew by $7 million in the first six months of 2019, compared to the first six months of 2018, primarily due to rate increases on renewal business and organic growth. In addition, HabPro grew by $4 million in controlled premium in the first six months of 2019, compared to the first six months of 2018, primarily due to organic growth. NSM’s real estate commission and other revenues grew 13% in the second quarter of 2019, compared to the second quarter of 2018, as a result of increased controlled premiums.
Social Services: NSM’s social services controlled premium and commission and other revenues were relatively flat in the first six months of 2019, compared to the first six months of 2018, as decreases in Care Providers-Social Services were offset by increases in the addiction treatment program.
Pet: The pet program was added during the second quarter of 2019 with the acquisition of Embrace.
United Kingdom: NSM’s United Kingdom controlled premium and commission and other revenue grew significantly in the first six months of 2019, compared to the first six months of 2018, driven primarily by the acquisitions Fresh Insurance on May 18, 2018. Fresh Insurance’s controlled premium and commission and other revenues contributed $34 million and $12 million, in the first six months of 2019, compared to $9 million and $3 million from the date of acquisition to the end of the second quarter of 2018. In addition, First Underwriting Limited contributed $16 million of controlled premiums and $1 million of commission and other revenues in the first six months of 2019.
Other: NSM’s other controlled premium increased in the first six months of 2019, compared to the first six months of 2018, driven primarily by an increase in the retail brokerage business, slightly offset by the brewery and winery business, which was placed in runoff in the first quarter of 2019. The decrease in commissions and other revenue from the brewery and winery business that is in runoff and lower commission rates from the retail brokerage businesses resulted in the slightly lower commission and other revenue in the first six months of 2019, compared to the first six months of 2018.

Kudu

On February 5, 2018, White Mountains entered into an agreement to fund up to $125 million in Kudu, a capital provider to asset management and wealth management firms. Kudu specializes in providing capital solutions to asset managers and registered investment advisers for purposes including generational ownership transfers, management buyouts, acquisition and growth finance and legacy partner liquidity. Kudu also provides strategic assistance to investees from time to time. Kudu’s capital solutions typically are structured as long-term or permanent revenue shares that generate cash yields and have additional upside equity participation.
On April 4, 2019, White Mountains completed the Kudu Transaction.  In addition, White Mountains assumed all of Oaktree’s unfunded capital commitments to Kudu, increasing White Mountains’s total capital commitment to $250 million. As a result of the Kudu Transaction, White Mountains’s basic unit ownership of Kudu increased from 49.5% to 99.1% (42.7% to 85.4% on a fully diluted, fully converted basis), and White Mountains began consolidating Kudu in its financial statements in the second quarter of 2019.
In the twelve months ended June 30, 2019, Kudu deployed $145 million in five investment management firms with combined assets under management of over $17 billion, spanning a range of asset classes, including real estate, real assets, wealth management, hedge funds and alternative credit strategies.
In the second quarter of 2019, Kudu reported total revenues of $4 million and pre-tax income of $2 million. Kudu’s total revenues were primarily driven by the net investment income earned from its five non-controlling investments in asset and wealth management businesses.

MediaAlpha

As a result of the MediaAlpha Transaction, White Mountains’s reduced its ownership interest in MediaAlpha to 48% of the basic units outstanding (42% on a fully diluted, fully converted basis). White Mountains’s remaining ownership interest in MediaAlpha no longer meets the criteria for a controlling ownership interest and, accordingly, White Mountains deconsolidated MediaAlpha as of February 26, 2019. The following table presents the components of GAAP net loss included in White Mountains’s MediaAlpha segment for the period from January 1, 2019 to February 26, 2019 (the “2019 Ownership Period”) and the three and six months ended June 30, 2018:

Millions	2019 Ownership Period	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Advertising and commission revenues	$48.8	$71.8	$141.9
Cost of sales	40.6	59.9	117.3
Gross profit	8.2	11.9	24.6
Other revenue	—	—	1.6
General and administrative expenses	5.7	4.6	15.8
General and administrative expenses - MediaAlpha Transaction related costs	6.8	—	—
Amortization of other intangible assets	1.6	2.5	5.4
Interest expense	.2	.3	.7
GAAP pre-tax (loss) income	$(6.1)	$4.5	$4.3

MediaAlpha reported GAAP pre-tax loss of $6 million and revenues of $49 million in the 2019 Ownership Period. During the 2019 Ownership Period, revenues were primarily driven by the P&C and Health, Medicare and Life verticals, which had revenues of $26 million and $17 million. During the 2019 Ownership Period, MediaAlpha recognized $7 million of costs related to the transaction with Insignia Group in general and administrative expenses.
MediaAlpha reported pre-tax income of $5 million and $4 million and revenues of $72 million and $144 million in the three and six months ended June 30, 2018. MediaAlpha’s results for the three and six months ended June 30, 2018 were primarily driven by growth in the P&C and the Health, Medicare and Life verticals.

Other Operations

The following table presents a summary of White Mountains’s financial results from its Other Operations segment for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2019	2018	2019	2018
Net investment income	$11.6	$7.8	$22.3	$23.8
Net realized and unrealized investment gains (losses)	23.3	12.9	142.4	(32.9)
Realized gain and unrealized investment gain from the MediaAlpha Transaction	—	—	182.2	—
Advertising and commission revenues	1.3	1.0	2.6	1.9
Other revenues	.7	(.1)	1.0	.2
Total revenues	36.9	21.6	350.5	(7.0)
Cost of sales	1.6	1.1	2.7	1.8
General and administrative expenses	30.1	31.0	59.5	53.0
Amortization of other intangible assets	.1	.1	.1	.1
Interest expense	—	.1	—	.3
Total expenses	31.8	32.3	62.3	55.2
Pre-tax income (loss)	$5.1	$(10.7)	$288.2	$(62.2)

Other Operations Results—Three Months Ended June 30, 2019 versus Three Months Ended June 30, 2018
White Mountains’s Other Operations segment reported pre-tax income of $5 million in the second quarter of 2019, compared to pre-tax loss of $11 million in the second quarter of 2018. The change was driven primarily by higher investment returns. White Mountains’s Other Operations segment reported net realized and unrealized investment gains of $23 million in the second quarter of 2019, compared to $13 million in the second quarter of 2018. White Mountains’s Other Operations segment reported net investment income of $12 million in the second quarter of 2019, compared to $8 million in the second quarter of 2018. See Summary of Investment Results below.

Other Operations Results—Six Months Ended June 30, 2019 versus Six Months Ended June 30, 2018
White Mountains’s Other Operations segment reported pre-tax income of $288 million in the six months ended June 30, 2019, compared to pre-tax loss of $62 million in the six months ended June 30, 2018. The change was driven primarily by $182 million of total gains from the MediaAlpha Transaction and higher investment returns. White Mountains’s Other Operations segment reported net realized and unrealized investment gains, excluding the MediaAlpha Transaction, of $142 million in the six months ended June 30, 2019, compared to net realized and unrealized investment losses of $33 million in the six months ended June 30, 2018. White Mountains’s Other Operations segment reported net investment income of $22 million in the six months ended June 30, 2019, compared to $24 million in the six months ended June 30, 2018. See Summary of Investment Results below. General and administrative expenses were $60 million in the six months ended June 30, 2019, compared to $53 million in the six months ended June 30, 2018. The increase was driven primarily by higher incentive compensation costs, driven primarily by an increase in both White Mountains’s share price and the assumed harvest percentage on outstanding performance shares.

II. Summary of Investment Results

White Mountains’s total investment results include results from all segments. For purposes of discussing rates of return, all percentages are presented gross of management fees and trading expenses in order to produce a better comparison to benchmark returns.
The following table presents the pre-tax investment return for White Mountains’s consolidated portfolio for the three and six months ended June 30, 2019 and 2018:

Gross Investment Returns and Benchmark Returns

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Common equity securities	3.7%	2.1%	17.3%	1.2%
Other long-term investments	0.0%	0.1%	32.5%	(2.7)%
Other long-term investments - excluding MediaAlpha Transaction	0.0%	0.1%	0.2%	(2.7)%
Total common equity securities and other long-term investments	2.0%	1.7%	21.4%	0.4%
Total common equity securities and other long-term investments - excluding MediaAlpha Transaction	2.0%	1.7%	11.5%	0.4%
S&P 500 Index (total return)	4.3%	3.4%	18.5%	2.6%

Fixed income investments	2.0%	0.3%	4.3%	(0.4)%
Bloomberg Barclays U.S. Intermediate Aggregate Index	2.4%	0.1%	4.7%	(1.0)%

Total consolidated portfolio	2.0%	0.7%	12.4%	(0.3)%
Total consolidated portfolio - excluding MediaAlpha Transaction	2.0%	0.7%	7.9%	(0.3)%

Investment Returns—Three and Six Months Ended June 30, 2019 versus Three and Six Months Ended June 30, 2018
White Mountains’s pre-tax total return on invested assets was 2.0% in the second quarter, compared to 0.7% in the second quarter of 2018. White Mountains’s pre-tax total return on invested assets was 12.4% for the first six months of 2019, which included $115 million in pre-tax unrealized investment gain from the MediaAlpha Transaction. Excluding the MediaAlpha Transaction, White Mountains’s pre-tax total return on invested assets was 7.9% in the first six months of 2019, compared to -0.3% in the first six months of 2018. Returns for the second quarter and first six months of 2019 were driven primarily by the strong rebound in equity markets and the decline in interest rates over the periods. Returns for the second quarter of 2018 were driven primarily by White Mountains’s exposure to ETFs, as the rebound in U.S. equity markets in the second quarter of 2018 more than offset losses from international common equity securities. Returns for the first six months of 2018 were driven primarily by losses on the fixed maturity portfolio due to rising interest rates.

Common Equity Securities and Other Long-Term Investments Results
White Mountains’s portfolio of common equity securities and other long-term investments was $1.4 billion and $1.3 billion as of June 30, 2019 and December 31, 2018. See Note 3 - “Investment Securities”. White Mountains’s portfolio of common equity securities and other long-term investments represented approximately 51% and 49% of total invested assets as of June 30, 2019 and December 31, 2018. The increase in this percentage was driven primarily by additions to the other long-term investment portfolio, principally due to the MediaAlpha Transaction.
White Mountains’s portfolio of common equity securities and other long-term investments returned 2.0% in the second quarter of 2019, compared to 1.7% in the second quarter of 2018. In the first six months of 2019, White Mountains’s portfolio of common equity securities and other long-term investments returned 21.4%, which included unrealized gains from the MediaAlpha Transaction. Excluding the MediaAlpha Transaction, White Mountains’s portfolio of common equity securities and other long-term investments returned 11.5% in the first six months of 2019, compared to 0.4% in the first six months of 2018.
White Mountains’s portfolio of common equity securities was $709 million and $926 million as of June 30, 2019 and December 31, 2018. White Mountains’s portfolio of common equity securities returned 3.7% and 17.3% in the second quarter and first six months of 2019, underperforming the S&P 500 Index return of 4.3% and 18.5% for the comparable periods. White Mountains’s portfolio of common equity securities returned 2.1% and 1.2% in the second quarter and first six months of 2018, underperforming the S&P 500 Index returns of 3.4% and 2.6% for the comparable periods. White Mountains’s portfolio of common equity securities primarily consists of passive ETFs and publicly-traded common equity securities that are actively managed by third-party registered investment advisers.
White Mountains’s portfolio of ETFs seeks to provide investment results that generally correspond to the performance of broad market indices. White Mountains’s portfolio of ETFs was $513 million and $675 million as of June 30, 2019 and December 31, 2018. In the second quarter and first six months of 2019 and 2018, the ETFs essentially earned the effective index return, before expenses, over the period in which White Mountains was invested in these funds.
As of June 30, 2019, White Mountains’s relationships with third-party registered investment advisers (the “actively managed common equity portfolios”) were with Highclere International Investors (“Highclere”), who invests in small- and mid-cap equity securities listed in markets outside of the United States and Canada through a unit trust and Silchester International Investors (“Silchester”), who invests in value-oriented non-U.S. equity securities through a unit trust. In February of 2019, White Mountains terminated its relationship with Lateef Investment Management (“Lateef”), a growth at a reasonable price adviser managing a highly-concentrated separate account portfolio of U.S. mid-cap and large-cap growth companies. White Mountains’s actively managed common equity portfolio was $196 million and $250 million as of June 30, 2019 and December 31, 2018.
White Mountains’s actively managed common equity portfolios returned 2.0% and 13.2% in the second quarter and first six months of 2019, underperforming the S&P 500 Index return of 4.3% and 18.5% for the comparable periods. The underperformance was driven by unfavorable relative returns from the non-U.S. portfolios managed by Highclere and Silchester, partially offset by favorable relative returns from the Lateef portfolio prior to the termination of the relationship in February 2019. White Mountains’s actively managed common equity portfolios returned -0.6% and -0.9% in the second quarter and first six months of 2018, underperforming the S&P 500 Index return of 3.4% and 2.6%. The underperformance for both periods was due primarily to the non-U.S. portfolios managed by Highclere and Silchester.
White Mountains maintains a portfolio of other long-term investments that primarily consists of unconsolidated entities, including Kudu’s investments (non-controlling equity interests in the form of revenue and earnings participations), private equity funds, hedge funds and insurance-linked securities (“ILS”) funds. White Mountains’s portfolio of other long-term investments was $664 million and $326 million as of June 30, 2019 and December 31, 2018.

White Mountains’s other long-term investments portfolio return was flat in the second quarter of 2019, compared to 0.1% in the second quarter of 2018. For the first six months of 2019, White Mountains’s other long-term investments portfolio returned 32.5%, which included unrealized investment gains from the MediaAlpha Transaction. Excluding the MediaAlpha Transaction, White Mountains’s other long-term investments portfolio returned 0.2% in the first six months of 2019, compared to -2.7% in the first six months of 2018. Results in the second quarter and first six months of 2019 were driven primarily by gains from private equity funds, net investment income from significant unconsolidated entities including Kudu’s investments, offset by a $15 million write-down to White Mountains’s investment in Compare.com. Results in the second quarter of 2018 were driven primarily by gains from a hedge fund, partially offset by losses from private equity funds. Results in the first six months of 2018 were driven primarily by losses from a foreign currency forward contract closed during the first quarter of 2018 and unfavorable results from significant unconsolidated entities.
In the second quarter of 2019, White Mountains made an investment in three multi-investor ILS funds managed by Elementum Advisors, LLC (“Elementum”), a third-party registered investment adviser specializing in natural catastrophe ILS. Elementum manages separate accounts and pooled investment vehicles across various ILS sectors, including catastrophe bonds, collateralized reinsurance instruments and industry loss warranties, on behalf of third-party clients. As of June 30, 2019, White Mountains had approximately $40 million invested in these ILS funds.

Fixed Income Results
White Mountains’s fixed income portfolio, including short-term investments, was $1.3 billion as of both June 30, 2019 and December 31, 2018. The duration of White Mountains’s fixed income portfolio, including short-term investments, was 3.1 years and 3.4 years as of June 30, 2019 and December 31, 2018.
White Mountains’s fixed income portfolio returned 2.0% and 4.3% in the second quarter and first six months of 2019, underperforming the Bloomberg Barclays U.S. Intermediate Aggregate Index return of 2.4% and 4.7%.  The underperformance relative to the benchmark was primarily attributable to the short duration positioning of the portfolio and a decline in interest rates over the period. White Mountains’s fixed income portfolio returned 0.3% and -0.4% in the second quarter and first six months of 2018, outperforming the Bloomberg Barclays U.S. Intermediate Aggregate Index returns of 0.1% and -1.0%

Foreign Currency Exposure

As of June 30, 2019, White Mountains had foreign currency exposure on $267 million of net assets primarily related to common equity securities managed by Silchester and Highclere, NSM’s U.K. operations and certain foreign consolidated and unconsolidated entities.
White Mountains may enter into foreign currency forward contracts from time to time in order to mitigate its foreign currency exposure on certain invested assets. As of June 30, 2019, White Mountains does not have any open foreign currency forward contracts.
The following table presents the fair value of White Mountains’s foreign denominated net assets as of June 30, 2019:

Currency $ in Millions	Fair Value	% of Common Shareholders’ Equity
GBP	$79.8	2.5%
JPY	57.5	1.8
EUR	56.8	1.8
All other	73.3	2.3
Total	$267.4	8.4%

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
White Mountains’s income tax benefit (expense) related to pre-tax income (loss) from continuing operations in the three and six months ended June 30, 2019 represented an effective tax rate of (1)% and 3%. The effective tax rate in the three and six months ended June 30, 2019 was different from the current U.S. statutory rate of 21.0%, due to income generated in jurisdictions with lower tax rates than the United States and a tax benefit recorded at BAM. Also, the effective tax rate for the six months ended June 30, 2019 was different from the current U.S. statutory rate of 21.0%, due to the release of a full valuation allowance on the net deferred tax assets of the U.S. consolidated group Guilford Holdings, Inc. and subsidiaries (“Guilford”). Guilford includes Kudu as well as MediaAlpha, various service companies and certain other entities and investments that are included in the Other Operations segment. For BAM, MSC and the related taxes thereon, are recorded directly to non-controlling interest equity, while the valuation allowance on such taxes is recorded through the income statement. In the three and six months ended June 30, 2019, BAM recorded a tax benefit of $2 million and $3 million associated with the valuation allowance on taxes related to MSC that is included in the effective tax rate. See Note 6 — “Income Taxes”.
White Mountains’s income tax expense related to pre-tax loss from continuing operations in the three and six months ended June 30, 2018 represented an effective tax rate of (20)% and (4)%. The effective tax rate was different from the U.S. statutory rate of 21%, primarily due to a full valuation allowance on all net deferred tax assets at U.S. operations, consisting of Guilford and BAM, withholding taxes and a tax benefit recorded at BAM. For BAM, MSC and the related taxes thereon, are recorded directly to non-controlling interest equity, while the valuation allowance on such taxes is recorded through the income statement. In both the three and six months ended June 30, 2018, BAM recorded a tax benefit of $2 million associated with the valuation allowance on taxes related to MSC that is included in the effective tax rate. See Note 6 — “Income Taxes”.

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

Operating Subsidiary Level
The primary sources of cash for White Mountains’s operating subsidiaries are expected to be commissions, fees and premium collections, net investment income, proceeds from sales, repayments and maturities of investments, contributions from holding companies and capital raising activities. The primary uses of cash are expected to be general and administrative expenses, broker commission expenses, costs of sales, insurance acquisition expenses, loss payments, purchases of investments, payments to tax authorities, payments on and repurchases/retirements of its debt obligations, distributions made to holding companies, distributions to non-controlling interest holders and, from time to time, purchases of operating subsidiaries.
Both internal and external forces influence White Mountains’s financial condition, results of operations and cash flows. Premium and fee levels, loss payments, cost of sales and investment returns may be impacted by changing rates of inflation and other economic conditions. Some time may lapse between the occurrence of an insured loss, the reporting of the loss to White Mountains’s operating subsidiaries and the settlement of the liability for that loss. The exact timing of the payment of losses and benefits cannot be predicted with certainty.
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

Dividend Capacity

The following is a description of the dividend capacity of White Mountains’s reinsurance and other operating subsidiaries:

HG Global/BAM
As of June 30, 2019, HG Global had $619 million face value of preferred shares outstanding, of which White Mountains owned 96.9%. Holders of the HG Global preferred shares receive cumulative dividends at a fixed annual rate of 6.0% on a quarterly basis, when and if declared by HG Global. HG Global declared a $2 million preferred dividend in the second quarter of 2019, which was subsequently paid in July 2019. As of June 30, 2019, HG Global has accrued $315 million of dividends payable to holders of its preferred shares, $305 million of which is payable to White Mountains and eliminates in consolidation. As of June 30, 2019, HG Global and its subsidiaries had $3 million of cash and fixed maturity investments outside of HG Re.
HG Re is a Special Purpose Insurer subject to regulation and supervision by the BMA, but it does not require regulatory approval to pay dividends. However, pursuant to the FLRT with BAM, HG Re’s dividend capacity is limited to amounts held outside of the collateral trusts. As of June 30, 2019, HG Re had statutory capital and surplus of $726 million, $777 million of assets held in the collateral trusts pursuant to the FLRT with BAM and $1 million of cash held outside the collateral trusts.
No payment of interest or principal on the BAM Surplus Notes may be made without the approval of the New York State Department of Financial Services (“NYDFS”). BAM has stated its intention to seek regulatory approval to pay interest and principal on its surplus notes to the extent that its remaining qualified statutory capital and other capital resources continue to support its outstanding obligations, its business plan and its “AA/stable” rating from Standard & Poor’s. During the six months ended June 30, 2019, BAM made no payment of interest or principal on the BAM Surplus Notes.

NSM
During the six months ended June 30, 2019, NSM did not make any distributions to its unitholders. As of June 30, 2019, NSM had $31 million of net unrestricted cash and short-term investments.

Kudu
During the six months ended June 30, 2019, Kudu did not make any distributions to its unitholders. As of June 30, 2019, Kudu had $3 million of net unrestricted cash and short-term investments.

Other Operations
During the six months ended June 30, 2019, White Mountains paid a $3 million common share dividend. As of June 30, 2019, the Company and its intermediate holding companies had $585 million of net unrestricted cash, short-term investments and fixed maturity investments, $709 million of common equity securities and $206 million of private equity funds, hedge funds and ILS funds.

Financing

The following table presents White Mountains’s capital structure as of June 30, 2019 and December 31, 2018:

$ in Millions	June 30, 2019	December 31, 2018
NSM Bank Facility, carrying value	$218.0	$176.6
Other NSM debt	1.7	1.9
MediaAlpha Bank Facility, carrying value (1)	—	14.2
Other Operations debt	10.8	—
Total debt	230.5	192.7
Non-controlling interests—excluding BAM	32.4	45.7
Total White Mountains’s common shareholders’ equity	3,144.3	2,843.1
Total capital	3,407.2	3,081.5
Time-value discount on expected future payments on the BAM Surplus Notes (2)	(135.7)	(141.2)
HG Global’s unearned premium reserve (2)	147.2	136.9
HG Global’s net deferred acquisition costs (2)	(37.9)	(34.6)
Total adjusted capital	$3,380.8	$3,042.6

Total debt to total adjusted capital	6.8%	6.3%
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
On May 11, 2018, NSM entered into a secured credit facility (the “NSM Bank Facility”) with Ares Capital Corporation in order to refinance NSM’s debt and to fund the acquisition of Fresh Insurance. The NSM Bank Facility is comprised of term loans totaling $224 million and a revolving credit loan commitment of $10 million. The term loans under the NSM Bank Facility mature on May 11, 2024, and the revolving credit loan under the NSM Bank Facility matures on May 11, 2023. During the six months ended June 30, 2019, NSM borrowed an additional $43 million in term loans, which included $20 million and $23 million for the funding of the acquisitions of Embrace and the Renewal Rights, respectively. Additionally, during the six months ended June 30, 2019, NSM borrowed and repaid $7 million of revolving credit loans and repaid $1 million of term loans under the NSM Bank Facility. As of June 30, 2019, $222 million of term loans were outstanding under the NSM Bank Facility and the revolving facility was undrawn.
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

On June 15, 2018, NSM entered into an interest rate swap agreement to hedge its exposure to interest rate risk on $151 million of its variable rate term loans. Under the terms of the swap agreement, NSM pays a fixed rate of 2.97% and receives a variable rate, which is reset monthly, based on then-current LIBOR. As of June 30, 2019, the variable rate received by NSM under the swap agreement was 2.43%. As of June 30, 2019, the interest rate, including the effect of the swap, for the outstanding term loans of $150 million that are hedged by the swap was 7.47%. The effective interest on the outstanding term loans of $73 million that are unhedged was 7.24%. The effective interest rate on the total outstanding term loans under the NSM Bank Facility of $222 million was 7.30%, excluding the effect of debt issuance costs. See Note 7 — “Derivatives — NSM Interest Rate Swap”.
The NSM Bank Facility is secured by all property of the loan parties and contains various affirmative, negative and financial covenants that White Mountains considers to be customary for such borrowings, including a maximum consolidated total leverage ratio covenant.

Covenant Compliance
As of June 30, 2019, White Mountains was in compliance with all of the covenants under all of its debt instruments.

NSM Bank Facility
The consolidated total leverage ratio in the NSM Bank Facility is determined by dividing NSM’s debt by its EBITDA, both as defined in the NSM Bank Facility.
Debt is defined to include indebtedness for borrowed money, due and payable earnouts on permitted acquisitions and various other adjustments specified in the NSM Bank Facility, less unrestricted cash and cash equivalents (“Bank Debt”). NSM’s Bank Debt was $194 million as of June 30, 2019.
EBITDA is defined to include adjusted EBITDA (see NON-GAAP FINANCIAL MEASURES on page 69) plus additional adjustments (i) to exclude certain expenses not already excluded from adjusted EBITDA as specified in NSM’s Bank Facility and (ii) to include/exclude historical earnings of acquired/disposed companies (“Bank EBITDA”). NSM’s Bank EBITDA was $50 million for the trailing twelve months ended June 30, 2019.
The maximum consolidated total leverage ratio covenant was 5.5x. NSM’s actual consolidated total leverage ratio as of June 30, 2019 was 3.9x.

Share Repurchases

White Mountains’s board of directors has authorized the Company to repurchase its common shares from time to time, subject to market conditions. The repurchase authorizations do not have a stated expiration date. During the six months ended June 30, 2019, White Mountains repurchased and retired 5,679 of its common shares for $5 million, at an average share price of $858, which was approximately 87% of White Mountains’s June 30, 2019 adjusted book value per share. All of the shares White Mountains repurchased in the first six months of 2019 were to satisfy employee income tax withholding pursuant to employee benefit plans in the first quarter of 2019. Shares repurchased pursuant to employee benefit plans do not reduce the board authorization. As of June 30, 2019, White Mountains may repurchase an additional 635,705 shares under these board authorizations. In addition, White Mountains has also repurchased its common shares from time to time through tender offers that were separately approved by its board of directors.
During the six months ended June 30, 2018, White Mountains repurchased and retired 585,033 of its common shares for $513 million, at an average share price of $877, which was approximately 96% of White Mountains’s June 30, 2018 adjusted book value per share. The majority of these shares were repurchased through a “modified Dutch auction” tender offer that White Mountains completed on May 11, 2018, through which it repurchased 575,068 of its common shares at a purchase price of $875 per share for a total cost of approximately $505 million, including expenses.

Cash Flows

Detailed information concerning White Mountains’s cash flows during the six months ended June 30, 2019 and 2018 follows:

Cash flows from continuing operations for the six months ended June 30, 2019 and June 30, 2018
Net cash provided from continuing operations was $2 million in the six months ended June 30, 2019, compared to net cash used for continuing operations of $26 million in the six months ended June 30, 2018. The cash flows from continuing operations primarily increased due to NSM’s increase of restricted cash of $39 million in the six months ended June 30, 2019, compared to $4 million from May 11, 2018, the date of the NSM acquisition, to the end of the second quarter.
During six months ended June 30, 2019 and 2018, White Mountains made long-term incentive payments totaling $19 million and $28 million. White Mountains does not believe these trends will have a meaningful impact on its future liquidity or its ability to meet its future cash requirements.

Cash flows from investing and financing activities for the six months ended June 30, 2019 and June 30, 2018

Financing and Other Capital Activities
During the six months ended June 30, 2019, the Company declared and paid a $3 million cash dividend to its common shareholders.
During the six months ended June 30, 2019, White Mountains repurchased and retired 5,679 of its common shares for $5 million, all of which were repurchased under employee benefit plans for statutory withholding tax payments.
During the six months ended June 30, 2019, BAM received $20 million in MSC.
During the six months ended June 30, 2019, NSM borrowed $20 million for the Embrace transaction and $23 million for the Renewal Rights transaction, both as term loans under the NSM Bank Facility. Additionally, during the six months ended June 30, 2019, NSM borrowed and repaid $7 million of revolving credit loans and repaid $1 million of term loans under the NSM Bank Facility.

Acquisitions and Dispositions
On June 28, 2019, NSM acquired the Renewal Rights from AIG for $83 million.
On May 31, 2019, White Mountains acquired a 30% limited partnership interest in Elementum for $55 million. As part of the Elementum transaction, White Mountains also committed to invest $50 million in private equity funds managed by Elementum. As of June 30, 2019, White Mountains had invested $40 million in Elementum funds.
On April 4, 2019, White Mountains completed the Kudu Transaction for $81 million. In addition, White Mountains assumed all of Oaktree’s unfunded capital commitments to Kudu, increasing White Mountains’s total capital commitment to $250 million. During the six months ended June 30, 2019, Kudu closed two transactions, deploying $82 million, of which $41 million was from White Mountains. In the twelve months ended June 30, 2019, Kudu deployed $145 million in non-controlling interests in five investment management firms with combined assets under management of over $17 billion.
On April 1, 2019, NSM acquired 100% of Embrace for $72 million, net of cash acquired.
On February 26, 2019, White Mountains received net cash proceeds of $88 million from the MediaAlpha Transaction.

Cash flows from investing and financing activities for the six months ended June 30, 2018

Financing and Other Capital Activities
During the six months ended June 30, 2018, the Company declared and paid a $4 million cash dividend to its common shareholders.
During the six months ended June 30, 2018, White Mountains repurchased and retired 585,033 of its common shares for $513 million, which included 9,965 shares for $8 million repurchased under employee benefit plans for statutory withholding tax payments.
During the six months ended June 30, 2018, BAM received $15 million in MSC.
During the six months ended June 30, 2018, NSM borrowed $51 million under the NSM Bank Facility for the Fresh Insurance acquisition. Additionally, during the six months ended June 30, 2018, NSM repaid $2 million on the revolving loan under the NSM Bank Facility.
During the six months ended June 30, 2018, MediaAlpha paid $8 million of dividends to its shareholders, of which $5 million was paid to White Mountains.
During the six months ended June 30, 2018, MediaAlpha repaid $2 million of the term loan and $2 million of the revolving loan under the MediaAlpha Bank Facility.

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
As of June 30, 2019, approximately 75% of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs.

Level 1 Measurements
Investments valued using Level 1 inputs include fixed maturity investments, primarily investments in U.S. Treasuries and short-term investments, which include U.S. Treasury Bills, and common equity securities. For investments in active markets, White Mountains uses the quoted market prices provided by outside pricing services to determine fair value.

Level 2 Measurements
Investments valued using Level 2 inputs include fixed maturity investments, which have been disaggregated into classes, including debt securities issued by corporations, mortgage and asset-backed securities and municipal obligations. Investments valued using Level 2 inputs also include certain passive ETFs that track U.S. stock indices such as the S&P 500 Index, but are traded on foreign exchanges, which management values using the fund manager’s published net asset value (“NAV”) to account for the difference in market close times.
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

Other Long-Term Investments
White Mountains maintains a portfolio of other long-term investments that primarily consists of unconsolidated entities, including Kudu’s investments (non-controlling equity interests in the form of revenue and earnings participations), private equity funds, hedge funds and insurance-linked securities (“ILS”) funds. White Mountains’s portfolio of other long-term investments are generally valued at fair value, using level 3 measurements or “NAV” as a practical expedient. Investments for which fair value is measured at NAV using the practical expedient are not classified within the fair value hierarchy.

Other Long-Term Investments - Level 3 Measurements
White Mountains’s portfolio of other long-term investments includes unconsolidated entities, including non-controlling interests in certain private common equity securities, limited liability companies, convertible preferred securities, and Kudu’s investments (non-controlling equity interests in the form of revenue and earnings participations). White Mountains portfolio of unconsolidated entities are generally valued using Level 3 inputs. The determination of the fair value of unconsolidated entities may involve significant management judgment, the use of valuation models and assumptions that are inherently subjective.
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

Other Long-term Investments - NAV
White Mountains’s portfolio of other long-term investments includes investments in private equity funds, hedge funds and insurance-linked securities funds (“ILS funds”). White Mountains employs a number of procedures to assess the reasonableness of the fair value measurements for its private equity funds, hedge funds and ILS funds, including obtaining and reviewing periodic and audited annual financial statements as well as discussing each fund’s pricing with the fund manager throughout the year. However, since the fund managers do not provide sufficient information to evaluate the pricing methods and inputs for each underlying investment, White Mountains considers the inputs to be unobservable. The fair value of White Mountains’s private equity fund, hedge fund and ILS fund investments is generally determined using the fund manager’s NAV. In the event that White Mountains believes the fair value of a private equity fund, hedge fund or ILS fund differs from the NAV reported by the fund manager due to illiquidity or other factors, White Mountains will adjust the reported NAV to more appropriately represent the fair value of its investment in the private equity fund, hedge fund or ILS fund.

NON-GAAP FINANCIAL MEASURES

This report includes nine non-GAAP financial measures that have been reconciled with their most comparable GAAP financial measures.
Adjusted book value per share is a non-GAAP financial measure, which is derived by adjusting (i) the GAAP book value per share numerator and (ii) the common shares outstanding denominator, as described below. The GAAP book value per share numerator is adjusted (i) to include a discount for the time value of money arising from the expected timing of cash payments of principal and interest on the BAM surplus notes and (ii) to add back the unearned premium reserve, net of deferred acquisition costs, at HG Global. Under GAAP, White Mountains is required to carry the BAM surplus notes, including accrued interest, at nominal value with no consideration for time value of money. Based on a debt service model that forecasts operating results for BAM through maturity of the surplus notes, the present value of the BAM surplus notes, including accrued interest, was estimated to be $140 million, $143 million, $146 million and $155 million less than the nominal GAAP carrying values as of June 30, 2019, March 31, 2019, December 31, 2018, and June 30, 2018, respectively. The value of HG Global’s unearned premium reserve, net of deferred acquisition costs, was $113 million, $108 million, $106 million and $93 million as of June 30, 2019, March 31, 2019, December 31, 2018, and June 30, 2018, respectively. White Mountains believes these adjustments are useful to management and investors in analyzing the intrinsic value of HG Global, including the value of the surplus notes and the value of the in-force business at HG Re, HG Global’s reinsurance subsidiary. The denominator used in the calculation of adjusted book value per share equals the number of common shares outstanding, adjusted to exclude unearned restricted common shares, the compensation cost of which, at the date of calculation, has yet to be amortized. Restricted common shares are earned on a straight-line basis over their vesting periods. The reconciliation of GAAP book value per share to adjusted book value per share is included on page 45.
The underlying growth in adjusted book value per share on page 44 reflects the estimated gain from the MediaAlpha Transaction as if it had closed as of December 31, 2018. A reconciliation from GAAP to the reported percentage is as follows:

	As of June 30, 2019	As of December 31, 2018	Growth % (1)
GAAP book value per share	$987.12	$896.00	10.3%
Estimated gain from the MediaAlpha Transaction as of December 31, 2018	—	55.07
GAAP book value per share including the estimated gain from the MediaAlpha Transaction as of December 31, 2018	987.12	951.07	3.9%
Adjustments to book value per share (see reconciliation on page 45)	(0.73)	(8.15)
Adjusted book value per share including the estimated gain from the MediaAlpha Transaction as of December 31, 2018	$986.39	$942.92	4.7%
(1) Growth includes $1.00 per share dividend paid during the first quarter of 2019.

Gross written premiums and MSC from new business is a non-GAAP financial measure, which is derived by adjusting gross written premiums and MSC collected (i) to include the present value of future installment MSC not yet collected and (ii) to exclude the impact of gross written premium adjustments related to policies closed in prior periods. White Mountains believes these adjustments are useful to management and investors in evaluating the volume and pricing of new business closed during the period. The reconciliation from GAAP gross written premiums to gross written premiums and MSC from new business is included on page 51.
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

•
Investments made in the development of new business lines - Represents the net loss related to the start-up of newly established lines of business, which NSM views as investments. For the periods presented, this adjustment relates primarily to NSM’s investment expenditures, net of revenues generated, in the organic development of (i) its pet insurance line and (ii) its MGA in the United Kingdom. NSM has recently decided to cease investment in the organic development of its pet insurance line and, instead, to acquire Embrace, which closed in April 2019.

•	Restructuring expenses - Represents expenses associated with eliminating redundant work force and facilities that often arise as a result of NSM’s post-acquisition integration strategies.

White Mountains believes that these non-GAAP financial measures are useful to management and investors in evaluating NSM’s performance. The reconciliation of NSM’s GAAP net income (loss) to EBITDA and adjusted EBITDA is included on page 55.
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
Total consolidated portfolio return excluding the MediaAlpha Transaction, common equity securities and other long term investment return excluding the MediaAlpha Transaction and other long-term investments return excluding the MediaAlpha Transaction are non-GAAP financial measures that remove the $115 million pre-tax unrealized investment gain resulting from the MediaAlpha Transaction recognized in the first quarter of 2019. Subsequent to the MediaAlpha Transaction, White Mountains no longer consolidates MediaAlpha and accounts for its remaining investment in MediaAlpha at fair value. White Mountains believes these measures to be useful to management and investors by making the returns in the current period comparable to the prior periods. A reconciliation from GAAP to the reported percentages is as follows:

	For the Six Months Ended June 30, 2019
	GAAP Returns	Remove MediaAlpha	Returns - Excluding MediaAlpha
Total consolidated portfolio returns	12.4%	(4.5)%	7.9%
Common equity securities and other long-term investments returns	21.4%	(9.9)%	11.5%
Other long-term investments returns	32.5%	(32.3)%	0.2%

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
There were no significant changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended June 30, 2019.

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
At the present time White Mountains does not qualify for the insurance exception described above. However, we believe that White Mountains should not be treated as a PFIC, based on the income and assets of White Mountains and, under applicable “look-through” rules per current law, the income and assets of its subsidiaries.
In July 2019, however, the Department of the Treasury issued proposed regulations that, if finalized, could affect the applicability of the “look-through” rules. If the proposed regulations are finalized in their current form in calendar year 2019, and, further, if White Mountains’s assets, income and business operations are unchanged from their current form, then White Mountains could become a PFIC for a shareholder’s taxable year ending in 2020.
There is no assurance that White Mountains will not otherwise become a PFIC at some future time as a result of changes in regulations or changes in our assets, income or business operations. Nor is there assurance that the Internal Revenue Service will not successfully argue that White Mountains is now, or in the future may become, a PFIC.
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

Item 2.	Issuer Purchases of Equity Securities.

Months	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (1)
April 1-April 30, 2019	—	$—	—	635,705
May 1-May 31, 2019	—	$—	—	635,705
June 1-June 30, 2019	—	$—	—	635,705
Total	—	$—	—	635,705
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
THIRD AMENDMENT dated as of June 28, 2019, among NSM INSURANCE GROUP, LLC, a Delaware limited liability company, NSM INSURANCE HOLDCO, LLC, a Delaware limited liability company, the other LOAN PARTIES party hereto, ARES CAPITAL CORPORATION, a Maryland corporation, as administrative agent, and the LENDERS party hereto. *

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

WHITE MOUNTAINS INSURANCE GROUP, LTD.
(Registrant)

Date:	August 6, 2019	By: /s/ J. Brian Palmer
J. Brian Palmer
Managing Director and Chief Accounting Officer