Form 10-Q
period 2019-09-30
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2019-11-06
CIK 776867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2019

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

As of November 5, 2019, 3,185,353 common shares with a par value of $1.00 per share were outstanding (which includes 43,395 restricted common shares that were not vested at such date).

WHITE MOUNTAINS INSURANCE GROUP, LTD.

Part I.FINANCIAL INFORMATION.

Item 1.	Financial Statements
WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
Millions, except share and per share amounts
Assets	Unaudited
Financial Guarantee (HG Global/BAM)
Fixed maturity investments, at fair value	$794.5	$701.4
Short-term investments, at fair value	57.1	66.9
Total investments	851.6	768.3
Cash	11.3	12.5
Insurance premiums receivable	6.7	6.4
Deferred acquisition costs	21.4	19.0
Accrued investment income	5.5	4.9
Other assets	16.4	5.1
Total Financial Guarantee assets	912.9	816.2

Specialty Insurance Distribution (NSM)
Short-term investments, at fair value	—	1.7
Cash (restricted $67.0 and $50.0)	105.7	66.2
Premium and commission receivable	53.6	44.0
Goodwill and other intangible assets	630.6	486.2
Other assets	36.8	28.9
Total Specialty Insurance Distribution assets	826.7	627.0

Global Asset and Wealth Management (Kudu)
Other long-term investments	219.3	—
Short-term investments, at fair value	.1	—
Cash	4.9	—
Accrued investment income	4.7	—
Goodwill and other intangible assets	9.6	—
Other assets	3.7	—
Total Global Asset and Wealth Management assets	242.3	—

Marketing Technology (MediaAlpha)
Cash	—	5.7
Goodwill and other intangible assets	—	43.4
Accounts receivable from publishers and advertisers	—	37.0
Other assets	—	2.3
Total Marketing Technology assets	—	88.4

Other Operations
Fixed maturity investments, at fair value	371.5	376.1
Short-term investments, at fair value	215.3	145.6
Common equity securities, at fair value	629.7	925.6
Other long-term investments	554.4	325.6
Total investments	1,770.9	1,772.9
Cash	27.3	25.9
Accrued investment income	5.1	5.5
Accounts receivable on unsettled investment sales	.3	—
Goodwill and other intangible assets	20.7	7.9
Other assets	27.3	15.5
Assets held for sale	2.8	3.3
Total Other Operations assets	1,854.4	1,831.0
Total assets	$3,836.3	$3,362.6
See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	September 30, 2019	December 31, 2018
Millions, except share and per share amounts
Liabilities	Unaudited
Financial Guarantee (HG Global/BAM)
Unearned insurance premiums	$203.5	$176.0
Accrued incentive compensation	19.0	20.4
Accounts payable on unsettled investment purchases	3.6	2.2
Other liabilities	27.4	13.9
Total Financial Guarantee liabilities	253.5	212.5

Specialty Insurance Distribution (NSM)
Debt	219.4	178.5
Premiums payable	92.6	77.2
Contingent consideration earnout liabilities	28.7	20.2
Other liabilities	60.1	38.9
Total Specialty Insurance Distribution liabilities	400.8	314.8

Global Asset and Wealth Management (Kudu)
Other liabilities	5.3	—
Total Global Asset and Wealth Management liabilities	5.3	—

Marketing Technology (MediaAlpha)
Debt	—	14.2
Amounts due to publishers and advertisers	—	27.0
Other liabilities	—	5.7
Total Marketing Technology liabilities	—	46.9

Other Operations
Debt	10.8	—
Accrued incentive compensation	44.9	38.9
Accounts payable on unsettled investment purchases	—	5.0
Other liabilities	50.1	26.3
Total Other Operations liabilities	105.8	70.2
Total liabilities	765.4	644.4

Equity
White Mountains’s common shareholders’ equity
White Mountains’s common shares at $1 par value per share—authorized 50,000,000 shares; issued and outstanding 3,185,353 and 3,173,115 shares	3.2	3.2
Paid-in surplus	590.0	580.8
Retained earnings	2,611.5	2,264.9
Accumulated other comprehensive loss, after-tax:
Net unrealized foreign currency translation and interest rate swap losses	(11.3)	(5.8)
Total White Mountains’s common shareholders’ equity	3,193.4	2,843.1
Non-controlling interests	(122.5)	(124.9)
Total equity	3,070.9	2,718.2
Total liabilities and equity	$3,836.3	$3,362.6
See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2019	2018	2019	2018
Revenues:
Financial Guarantee (HG Global/BAM)
Earned insurance premiums	$5.2	$3.3	$13.7	$9.7
Net investment income	5.4	4.8	16.1	12.5
Net realized and unrealized investment gains (losses)	7.1	(4.1)	30.4	(14.4)
Other revenues	.3	.2	1.3	.8
Total Financial Guarantee revenues	18.0	4.2	61.5	8.6

Specialty Insurance Distribution (NSM)
Commission revenues	49.4	35.0	147.6	56.4
Other revenues	10.5	4.7	27.7	6.8
Total Specialty Insurance Distribution revenues	59.9	39.7	175.3	63.2

Global Asset and Wealth Management (Kudu)
Net investment income	4.6	—	8.6	—
Net realized and unrealized investment gains	2.7	—	3.1	—
Other revenues	.2	—	.2	—
Total Global Asset and Wealth Management revenues	7.5	—	11.9	—

Marketing Technology (MediaAlpha)
Advertising and commission revenues	—	74.5	48.8	216.4
Other revenues	—	—	—	1.6
Total Marketing Technology revenues	—	74.5	48.8	218.0

Other Operations
Net investment income	8.4	8.6	30.7	32.4
Net realized and unrealized investment gains	57.2	70.2	199.6	37.3
Realized gain and unrealized investment gain from the MediaAlpha Transaction	—	—	182.2	—
Advertising and commission revenues	1.9	1.1	4.5	3.0
Other revenues	2.6	.4	3.6	.6
Total Other Operations revenues	70.1	80.3	420.6	73.3
Total revenues	$155.5	$198.7	$718.1	$363.1

CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2019	2018	2019	2018
Expenses:
Financial Guarantee (HG Global/BAM)
Insurance acquisition expenses	$1.4	$1.2	$4.1	$3.9
Other underwriting expenses	.1	.1	.3	.3
General and administrative expenses	12.5	11.3	39.1	36.5
Total Financial Guarantee expenses	14.0	12.6	43.5	40.7

Specialty Insurance Distribution (NSM)
General and administrative expenses	33.3	23.5	91.4	35.7
Broker commission expense	15.3	10.6	48.9	17.1
Change in fair value of contingent consideration earnout liabilities	(2.0)	2.6	5.6	2.6
Amortization of other intangible assets	4.4	5.0	13.5	5.0
Interest expense	4.4	3.2	12.2	4.8
Total Specialty Insurance Distribution expenses	55.4	44.9	171.6	65.2

Global Asset and Wealth Management (Kudu)
General and administrative expenses	4.5	—	6.7	—
Amortization of other intangible assets	.2	—	.2	—
Total Global Asset and Wealth Management expenses	4.7	—	6.9	—

Marketing Technology (MediaAlpha)
Cost of sales	—	61.8	40.6	179.1
General and administrative expenses	—	5.4	12.5	21.2
Amortization of other intangible assets	—	2.4	1.6	7.8
Interest expense	—	.2	.2	.9
Total Marketing Technology expenses	—	69.8	54.9	209.0

Other Operations
Cost of sales	2.3	1.1	5.0	2.9
General and administrative expenses	27.7	26.0	87.2	79.0
Amortization of other intangible assets	—	—	.1	.1
Interest expense	.3	—	.3	.3
Total Other Operations expenses	30.3	27.1	92.6	82.3
Total expenses	104.4	154.4	369.5	397.2

Pre-tax income (loss) from continuing operations	51.1	44.3	348.6	(34.1)
Income (expense) tax benefit	(8.8)	3.6	(18.9)	.4
Net income (loss) from continuing operations	42.3	47.9	329.7	(33.7)
Net gain (loss) from sale of discontinued operations, net of tax	.9	(17.3)	1.6	(17.2)
Net income (loss)	43.2	30.6	331.3	(50.9)
Net loss attributable to non-controlling interests	5.5	10.2	22.3	47.2
Net income (loss) attributable to White Mountains’s common shareholders	$48.7	$40.8	$353.6	$(3.7)
See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2019	2018	2019	2018
Net income (loss) attributable to White Mountains’s common shareholders	$48.7	$40.8	$353.6	$(3.7)
Other comprehensive loss, net of tax	(2.4)	(.8)	(5.8)	(1.7)
Comprehensive income (loss)	46.3	40.0	347.8	(5.4)
Comprehensive loss attributable to non-controlling interests	.1	.2	.3	.2
Comprehensive income (loss) attributable to White Mountains’s common shareholders	$46.4	$40.2	$348.1	$(5.2)
See Notes to Consolidated Financial Statements.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
EARNINGS PER SHARE
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic earnings (loss) per share
Continuing operations	$15.01	$18.27	$110.67	$3.90
Discontinued operations	.28	(5.44)	.50	(4.98)
Total consolidated operations	$15.29	$12.83	$111.17	$(1.08)
Diluted earnings (loss) per share
Continuing operations	$15.01	$18.27	$110.67	$3.90
Discontinued operations	.28	(5.44)	.50	(4.98)
Total consolidated operations	$15.29	$12.83	$111.17	$(1.08)
Dividends declared and paid per White Mountains’s common share	$—	$—	$1.00	$1.00
See Notes to Consolidated Financial Statements.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	White Mountains’s Common Shareholders’ Equity
Millions	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Non-controlling interest	Total Equity
Balance at June 30, 2019	$590.5	$2,562.8	$(9.0)	$3,144.3	$(136.4)	$3,007.9
Net income (loss)	—	48.7	—	48.7	(5.5)	43.2
Net change in foreign currency translation and other	—	—	(2.3)	(2.3)	(.1)	(2.4)
Total comprehensive income (loss)	—	48.7	(2.3)	46.4	(5.6)	40.8
Dividends to non-controlling interests	—	—	—	—	(.6)	(.6)
Capital contributions from BAM members, net of tax	—	—	—	—	19.3	19.3
Net contributions from non-controlling interests	—	—	—	—	.8	.8
Amortization of restricted share awards	2.7	—	—	2.7	—	2.7
Balance at September 30, 2019	$593.2	$2,611.5	$(11.3)	$3,193.4	$(122.5)	$3,070.9

	White Mountains’s Common Shareholders’ Equity
Millions	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Non-controlling interest	Total Equity
Balance at January 1, 2019	$584.0	$2,264.9	$(5.8)	$2,843.1	$(124.9)	$2,718.2
Net income (loss)	—	353.6	—	353.6	(22.3)	331.3
Net change in foreign currency translation and other	—	—	(5.5)	(5.5)	(.3)	(5.8)
Total comprehensive income (loss)	—	353.6	(5.5)	348.1	(22.6)	325.5
Dividends declared on common shares	—	(3.2)	—	(3.2)	—	(3.2)
Dividends to non-controlling interests	—	—	—	—	(1.6)	(1.6)
Repurchases and retirements of common shares	(1.1)	(3.8)	—	(4.9)	—	(4.9)
Issuances of common shares	2.2	—	—	2.2	—	2.2
Capital contributions from BAM members, net of tax	—	—	—	—	36.3	36.3
Net contributions from non-controlling interests	—	—	—	—	2.3	2.3
Amortization of restricted share awards	7.8	—	—	7.8	—	7.8
Recognition of equity-based units of subsidiary	.3	—	—	.3	—	.3
Effect of deconsolidation of MediaAlpha	—	—	—	—	(13.8)	(13.8)
Acquisition of non-controlling interests	—	—	—	—	1.8	1.8
Balance at September 30, 2019	$593.2	$2,611.5	$(11.3)	$3,193.4	$(122.5)	$3,070.9
See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)
(Unaudited)

	White Mountains’s Common Shareholders’ Equity
Millions	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Non-controlling interest	Total Equity
Balance at June 30, 2018	$575.8	$2,366.5	$(2.2)	$2,940.1	$(142.6)	$2,797.5
Net income (loss)	—	40.8	—	40.8	(10.2)	30.6
Net change in foreign currency translation and other	—	—	(.6)	(.6)	—	(.6)
Total comprehensive income (loss)	—	40.8	(.6)	40.2	(10.2)	30.0
Dividends to non-controlling interests	—	—	—	—	(1.9)	(1.9)
Issuance of common shares	.2	—	—	.2	—	.2
Capital contributions from BAM members, net of tax	—	—	—	—	10.3	10.3
Amortization of restricted share awards	3.3	—	—	3.3	—	3.3
Recognition of equity-based units of subsidiary	.2	—	—	.2	—	.2
Balance at September 30, 2018	$579.5	$2,407.3	$(2.8)	$2,984.0	$(144.4)	$2,839.6

	White Mountains’s Common Shareholders’ Equity
Millions	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Non-controlling interest	Total Equity
Balance at January 1, 2018	$670.6	$2,823.2	$(1.3)	$3,492.5	$(131.7)	$3,360.8
Net loss	—	(3.7)	—	(3.7)	(47.2)	(50.9)
Net change in foreign currency translation and other	—	—	(1.5)	(1.5)	—	(1.5)
Total comprehensive loss	—	(3.7)	(1.5)	(5.2)	(47.2)	(52.4)
Dividends declared on common shares	—	(3.8)	—	(3.8)	—	(3.8)
Dividends to non-controlling interests	—	—	—	—	(6.0)	(6.0)
Repurchases and retirements of common shares	(104.6)	(408.4)	—	(513.0)	—	(513.0)
Issuance of common shares	2.0	—	—	2.0	—	2.0
Capital contributions from BAM members, net of tax	—	—	—	—	22.9	22.9
Amortization of restricted share awards	9.7	—	—	9.7	—	9.7
Recognition of equity-based units of subsidiary	4.5	—	—	4.5	2.3	6.8
Dilution from equity-based units of subsidiary	(1.1)	—	—	(1.1)	1.1	—
Acquisition of subsidiary	(1.6)	—	—	(1.6)	—	(1.6)
Acquisition of non-controlling interests - NSM	—	—	—	—	14.2	14.2
Balance at September 30, 2018	$579.5	$2,407.3	$(2.8)	$2,984.0	$(144.4)	$2,839.6
See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
Millions	2019	2018
Cash flows from operations:
Net income (loss)	$331.3	$(50.9)
Adjustments to reconcile net income to net cash used for operations:
Net realized and unrealized investment gains	(347.8)	(22.9)
Realized gain from the MediaAlpha Transaction	(67.5)	—
Deferred income expense (benefit)	11.4	(4.7)
Net (gain) loss from sale of discontinued operations, net of tax	(1.6)	17.2
Amortization of restricted share and option awards	8.3	9.7
Amortization and depreciation	19.8	18.4
Other operating items:
Net change in unearned insurance premiums	27.5	19.4
Net change in deferred acquisition costs	(2.4)	(2.8)
Net change in restricted cash	17.0	(12.1)
Investments in asset management firms - Kudu	(74.4)	—
Net change in other assets and liabilities, net	5.9	(1.8)
Net cash used for operations	(72.5)	(30.5)
Cash flows from investing activities:
Net change in short-term investments	(54.5)	(138.5)
Sales of fixed maturity and convertible investments	292.6	1,768.5
Maturities, calls and paydowns of fixed maturity and convertible investments	92.7	124.4
Sales of common equity securities	442.1	129.8
Distributions and redemptions of other long-term investments and settlements of forward contracts	28.7	(5.5)
Purchases of other long-term investments	(173.0)	(65.9)
Purchases of common equity securities	(4.8)	(253.0)
Purchases of fixed maturity and convertible investments	(428.0)	(833.1)
Purchases of consolidated subsidiaries, net of cash acquired of $12.8 and $71.6	(243.4)	(252.1)
Other investing activities, net	(12.9)	33.8
Net cash (used for) provided from investing activities	(60.5)	508.4
Cash flows from financing activities:
Draw down of debt and revolving line of credit	149.4	50.9
Repayment of debt and revolving line of credit	(22.2)	(11.2)
Cash dividends paid to the Company’s common shareholders	(3.2)	(3.8)
Common shares repurchased	—	(504.7)
Distribution to non-controlling interest shareholders	(27.7)	(4.6)
Payments on contingent consideration earnout liability	(2.6)	(2.6)
Repurchase of shares from non-controlling interest shareholders	(21.1)	—
Proceeds from issuance of shares to non-controlling interest shareholders	62.7	—
Capital contributions to non-controlling interest shareholders	1.6	—
Capital contributions from BAM members	42.9	26.9
Acquisition of additional subsidiary shares from non-controlling interest	—	(1.7)
Fidus Re premium payment	(2.2)	(3.0)
Restricted share statutory withholding tax payments	(4.9)	(8.4)
Net cash provided from (used for) financing activities	172.7	(462.2)
Effect of exchange rate changes on cash	(.8)	(.6)
Net change in cash during the period - continuing operations, including the effect of exchange rate changes	38.9	15.1
Cash balances at beginning of period (includes restricted cash balances of $50.0 and $0.0)	110.3	97.1
Cash balances at end of period (includes restricted cash balances of $67.0 and $41.2)	$149.2	$112.2
Supplemental cash flows information:
Interest paid	$(11.7)	$(5.3)
Net income tax refunds	$(.3)	$(.5)

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
As of September 30, 2019, $481.3 million of the surplus notes remain outstanding. As of September 30, 2019 and December 31, 2018, White Mountains owned 96.9% of HG Global’s preferred equity and 88.4% of its common equity. White Mountains does not have an ownership interest in BAM. However, White Mountains is required to consolidate BAM’s results in its financial statements because BAM is a VIE for which White Mountains is the primary beneficiary. BAM’s results are attributed to non-controlling interests.
The NSM segment consists of NSM Insurance HoldCo, LLC and its wholly-owned subsidiaries (collectively, “NSM”). NSM is a full-service managing general underwriting agency (“MGU”) and program administrator for specialty property and casualty insurance. The company places insurance in niche sectors such as specialty transportation, real estate, social services and pet health insurance. On behalf of its insurance carrier partners, NSM manages all aspects of the placement process, including product development, marketing, underwriting, policy issuance and claims. NSM earns commissions based on the volume and profitability of the insurance that it places. NSM does not take insurance risk. As of September 30, 2019 and December 31, 2018, White Mountains owned 96.4% and 95.5% of the basic units outstanding of NSM (88.4% and 85.0% on a fully diluted, fully converted basis). See Note 2 — “Significant Transactions”.
The Kudu segment consists of Kudu Investment Management, LLC (“Kudu”), a capital provider to global asset management and wealth management firms. Kudu specializes in providing capital solutions to asset managers and registered investment advisers for purposes including generational ownership transfers, management buyouts, acquisition and growth finance and legacy partner liquidity. Kudu also provides strategic assistance to investees from time to time. Kudu’s capital solutions typically are structured as long-term or permanent revenue shares that generate cash yields and have additional upside equity participation. On April 4, 2019, White Mountains completed its acquisition of the ownership interests in Kudu (the “Kudu Transaction”) held by certain funds managed by Oaktree Capital Management, L.P. (“Oaktree”).  In addition, White Mountains assumed all of Oaktree’s unfunded capital commitments to Kudu, increasing White Mountains’s total capital commitment to $250 million, of which $28.1 million is unfunded as of September 30, 2019. As a result of the Kudu Transaction, White Mountains’s basic unit ownership of Kudu increased from 49.5% to 99.1% (42.7% to 85.4% on a fully diluted, fully converted basis), and White Mountains began consolidating Kudu in its financial statements during the second quarter of 2019.
The MediaAlpha segment consisted of QL Holdings LLC and its wholly-owned subsidiary QuoteLab, LLC (collectively “MediaAlpha”). MediaAlpha is a marketing technology company that enables the programmatic buying and selling of vertical-specific, performance-based media between advertisers (buyers of advertising inventory) and publishers (sellers of advertising inventory). MediaAlpha operates in insurance and non-insurance verticals and uses cost-per-click, cost-per-call and cost-per-lead pricing models. MediaAlpha’s media buying platform enables advertisers to create and automate data-driven bidding strategies designed to improve the efficiency and enhance overall performance of their marketing campaigns that target high-intent consumers at the time and place they are ready to purchase. MediaAlpha’s publisher platform is used by publishers to sell their media to advertisers through transparent, programmatic, auction-based marketplaces. On February 26, 2019, MediaAlpha completed the sale of a significant minority stake to Insignia Capital Group in connection with a recapitalization and cash distribution to existing equityholders (the “MediaAlpha Transaction”). White Mountains deconsolidated MediaAlpha as a result of the MediaAlpha Transaction. White Mountains’s consolidated statement of comprehensive income and its segment disclosures include MediaAlpha’s results of operations through the date of the MediaAlpha Transaction. See Note 2 — “Significant Transactions”.

The Other Operations segment consists of the Company and its wholly-owned subsidiary, White Mountains Capital, Inc. (“WM Capital”), its intermediate holding companies, its wholly-owned investment management subsidiary, White Mountains Advisors LLC (“WM Advisors”), investment assets managed by WM Advisors, its interests in PassportCard Limited (“PassportCard”) and DavidShield Life Insurance Agency (2000) Ltd. (“DavidShield”) (collectively, “PassportCard/ DavidShield”), Kudu (for periods prior to the Kudu Transaction), MediaAlpha (for periods after the MediaAlpha Transaction), and Elementum Holdings LP (“Elementum”) and certain other consolidated and unconsolidated entities and certain other strategic investments.

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
White Mountains has classified its Guilford, Connecticut property, which consists of an office building and adjacent land, as held for sale as of September 30, 2019 and December 31, 2018. See Note 17 — “Held for Sale and Discontinued Operations”.

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

Restricted Cash
Cash includes amounts on hand and demand deposits with banks and other financial institutions. Cash balances that are not immediately available for general corporate purposes, including fiduciary accounts, are classified as restricted. Restricted amounts included within cash are disclosed parenthetically on the balance sheet. Amounts presented in the statement of cash flows are shown net of balances acquired and sold in the purchase or sale of White Mountains’s consolidated subsidiaries. Changes in restricted cash balances are presented as a separate caption within the operations, investing and financing activities sections of the statement of cash flows.

Significant Accounting Policies

Refer to the Notes to Consolidated Financial Statements in the Company’s 2018 Annual Report on Form 10-K for a complete discussion regarding White Mountains’s significant accounting policies.

Recently Adopted Changes in Accounting Principles

Leases
On January 1, 2019, White Mountains adopted ASU 2016-02, Leases (ASC 842), which requires lessees to recognize lease assets and liabilities on the balance sheet for both operating and financing leases, with the exception of leases with an original term of 12 months or less. White Mountains elected the optional transition method that permits prospective adoption with recognition of a cumulative effect adjustment to the opening balance of retained earnings. As a result, White Mountains has presented comparative periods prior to adoption in accordance with previous lease accounting guidance. White Mountains also elected all available practical expedients permitted under ASC 842, which allowed White Mountains to carryforward its historical lease classification and not reassess leases for the definition of a lease under the new guidance. As of January 1, 2019, White Mountains recognized $23.2 million for both the lease right-of-use assets and lease liabilities. As of September 30, 2019, White Mountains recognized $23.0 million and $23.3 million of lease right-of-use assets and lease liabilities. Adoption of ASU 2016-02 did not result in an adjustment to opening retained earnings.

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

Note 2. Significant Transactions

Acquisitions

Elementum
On May 31, 2019, White Mountains acquired a 30.0% limited partnership interest in Elementum for $55.1 million (the “Elementum Transaction”). Elementum manages portfolios across a range of liquidity and risk/return profiles, including catastrophe bonds and collateralized reinsurance investments. As part of the Elementum Transaction, White Mountains also committed to invest $50.0 million in insurance-linked securities funds managed by Elementum. As of September 30, 2019, White Mountains has invested $40.0 million into three Elementun-managed funds.
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
On December 3, 2018, NSM acquired all the net assets of KBK Insurance Group (“KBK”), a specialized MGU focused on the towing and transportation space, for upfront cash consideration of $60.0 million. White Mountains contributed $29.0 million and NSM borrowed $30.1 million as part of the transaction. White Mountains recognized $59.4 million of goodwill and other intangible assets, reflecting acquisition date fair values, for which the relative fair values of goodwill and other intangible assets had not yet been finalized as of December 31, 2018. During the three months ended March 31, 2019, NSM recorded a purchase price adjustment of $5.9 million relating to the fair value of the contingent consideration earnout liability in connection with the acquisition, which was not previously determined. During the three months ended March 31, 2019, White Mountains determined that the relative values of goodwill and other intangible assets recorded in connection with the KBK transaction were $32.6 million and $32.7 million, reflecting acquisition date fair value. The purchase price is subject to additional adjustments based upon growth in EBITDA during three earnout periods ending in December 2019, December 2020 and December 2021.
On April 1, 2019, NSM acquired 100% of Embrace Pet Insurance (“Embrace”), a nationwide provider of pet health insurance for dogs and cats, for upfront cash consideration of $71.5 million, net of cash acquired. White Mountains contributed $58.2 million to NSM and NSM borrowed $20.4 million as part of the transaction. White Mountains recognized $70.6 million of goodwill and other intangible assets, reflecting acquisition date fair values, for which the relative fair values of goodwill and other intangible assets had not yet been finalized as of September 30, 2019.
On June 28, 2019, NSM acquired the renewal rights on its U.S. collector car business (the “Renewal Rights”) from American International Group, Inc. (“AIG”) for $82.5 million. The acquisition satisfied NSM’s obligation to acquire the Renewal Rights from AIG. See Note 16 — “Commitments and Contingencies”. White Mountains contributed $59.1 million to NSM and NSM borrowed $22.5 million as part of the transaction. White Mountains recognized $82.5 million of other intangible assets, reflecting acquisition date fair values. See Note 4 — “Goodwill and Other Intangible Assets”.
The contingent consideration earnout liabilities related to the NSM, Fresh Insurance and KBK acquisitions are subject to adjustments based upon EBITDA, EBITDA projections, and present value factors for acquired entities.

For the three and nine months ended September 30, 2019, NSM recognized pre-tax (income) expense of $(2.0) million and $5.6 million for the change in the fair value of its contingent consideration earnout liabilities. For the three months ended September 30, 2019, the change was driven by a reduction in the earnout liability related to Fresh Insurance and NSM’s other U.K.-based operations. For the nine months ended September 30, 2019, the change was driven by an increase in the earnout liability related to KBK, partially offset by a reduction in the earnout liability related to Fresh Insurance and its other U.K.-based operations.
For both the three months ended September 30, 2018 and the period from May 11, 2018 through September 30, 2018, NSM recognized pre-tax expense of $2.6 million for the change in the fair value of its contingent consideration earnout liabilities. The change was driven by an increase on the earnout liability related to Fresh Insurance and NSM’s other U.K.-based operations.
Any future adjustments to contingent consideration earnout liabilities under the agreements will also be recognized through pre-tax income.
As of September 30, 2019 and December 31, 2018, NSM recorded total contingent consideration earnout liabilities of $28.7 million and $20.2 million.
For the nine months ended September 30, 2019, NSM paid $2.6 million related to its U.K.-based operations’ contingent consideration earnout liabilities.

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
On April 4, 2019, White Mountains completed the Kudu Transaction for cash consideration of $81.4 million. In addition, White Mountains assumed all of Oaktree’s unfunded capital commitments to Kudu, increasing White Mountains’s total capital commitment to $250.0 million, of which $28.1 million was unfunded as of September 30, 2019. As a result of the Kudu Transaction, White Mountains’s basic unit ownership of Kudu increased from 49.5% to 99.1% (42.7% to 85.4% on a fully diluted, fully converted basis), and White Mountains began consolidating Kudu in its financial statements during the second quarter of 2019. White Mountains’s consolidated financial statements and its segment disclosures include Kudu’s results for the period from April 4, 2019 to September 30, 2019. For periods prior to the Kudu Transaction, White Mountains determined that Kudu was a VIE, but White Mountains was not the primary beneficiary. In those periods, White Mountains elected to use the fair value option.
Kudu closed three transactions in 2018 deploying $63.0 million, including transaction costs, of which $31.5 million was funded by White Mountains. As of September 30, 2019, Kudu has deployed a total of $221.9 million, including transaction costs, in eight investment management firms with combined assets under management of over $30 billion.

Dispositions

MediaAlpha
On February 26, 2019, MediaAlpha completed the MediaAlpha Transaction. White Mountains received net cash proceeds of $89.3 million from the MediaAlpha Transaction.
White Mountains recognized a realized gain of $67.5 million and reduced its ownership interest to 48.3% of the basic units outstanding of MediaAlpha (42.0% on a fully diluted, fully converted basis) as a result of the MediaAlpha Transaction. White Mountains’s remaining ownership interest in MediaAlpha no longer meets the criteria for a controlling ownership interest and, accordingly, White Mountains deconsolidated MediaAlpha on February 26, 2019. White Mountains’s consolidated statement of operations and comprehensive income and its segment disclosures include MediaAlpha’s results of operations for the period from January 1, 2019 through February 26, 2019. Upon deconsolidation, White Mountains’s investment in MediaAlpha met the criteria to be accounted for under the equity method or under the fair value option. White Mountains elected the fair value option and the investment in MediaAlpha was initially measured at its estimated fair value of $114.7 million as of March 31, 2019, with the change in fair value of $114.7 million recognized as an unrealized investment gain. White Mountains recognized a total of $182.2 million of realized gain and unrealized investment gain on the MediaAlpha Transaction.

Note 3.  Investment Securities

White Mountains’s portfolio of investment securities held for general investment purposes consists of fixed maturity investments, short-term investments, common equity securities and other long-term investments, which are substantially all classified as trading securities. Trading securities are reported at fair value as of the balance sheet date.  Net realized and unrealized investment gains (losses) on trading securities are reported in pre-tax revenues.
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
Realized investment gains (losses) resulting from sales of investment securities are accounted for using the specific identification method. Premiums and discounts on all fixed maturity investments are amortized or accreted to income over the anticipated life of the investment. Short-term investments consist of interest-bearing money market funds, certificates of deposit and other securities, which at the time of purchase, mature or become available for use within one year.  Short-term investments are carried at amortized or accreted cost, which approximated fair value as of September 30, 2019 and December 31, 2018.
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
The following table presents pre-tax net investment income for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2019	2018	2019	2018
Fixed maturity investments	$8.0	$7.5	$24.4	$27.3
Short-term investments	1.3	1.8	3.9	6.5
Common equity securities	2.5	3.4	10.8	11.2
Other long-term investments	7.0	1.2	17.4	1.7
Total investment income	18.8	13.9	56.5	46.7
Third-party investment expenses	(.4)	(.5)	(1.1)	(1.8)
Net investment income, pre-tax	$18.4	$13.4	$55.4	$44.9

Net Realized and Unrealized Investment Gains (Losses)

The following table presents net realized and unrealized investment gains (losses) for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2019	2018	2019	2018
Net realized investment gains (losses), pre-tax (1)	$19.6	$(10.2)	$90.8	$(13.9)
Net unrealized investment gains, pre-tax (2)	47.4	76.3	257.0	36.8
Net realized and unrealized investment gains, pre-tax	67.0	66.1	347.8	22.9
Income tax expense attributable to net realized and unrealized investment gains	(13.2)	(9.7)	(69.5)	(5.9)
Net realized and unrealized investment gains, after-tax	$53.8	$56.4	$278.3	$17.0
(1) Excludes $67.5 realized gain associated with the MediaAlpha Transaction, which is recorded in a separate line item in the statement of operations titled realized gain and unrealized investment gain from the MediaAlpha Transaction. See Note 2 — “Significant Transactions.”
(2) Includes $114.7 unrealized investment gain associated with the MediaAlpha Transaction, which is recorded in a separate line item in the statement of operations titled realized gain and unrealized investment gain from the MediaAlpha Transaction. See Note 2 — “Significant Transactions.”

For the three and nine months ended September 30, 2019 and 2018, all of White Mountains’s net realized and unrealized investment gains (losses) were recorded in the consolidated statements of operations. There were no investment gains (losses) recorded in other comprehensive income.

Net Realized Investment Gains (Losses)

The following tables present net realized investment gains (losses) for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended			Three Months Ended
	September 30, 2019			September 30, 2018
Millions	Net Realized Gains	Net Foreign Exchange Gains (Losses)	Total Net Realized Gains Reflected in Earnings	Net Realized Losses	Net Foreign Exchange Gains (Losses)	Total Net Realized Losses Reflected in Earnings
Fixed maturity investments	$1.4	$—	$1.4	$(5.1)	$—	$(5.1)
Common equity securities	14.0	—	14.0	(1.5)	—	(1.5)
Other long-term investments	4.2	—	4.2	(3.6)	—	(3.6)
Net realized investment gains (losses), pre-tax	19.6	—	19.6	(10.2)	—	(10.2)
Income tax (expense) benefit attributable to net realized investment gains (losses)	(.2)	—	(.2)	2.3	—	2.3
Net realized investment gains (losses), after-tax	$19.4	$—	$19.4	$(7.9)	$—	$(7.9)

	Nine Months Ended			Nine Months Ended
	September 30, 2019			September 30, 2018
Millions	Net Realized Gains	Net Foreign Exchange Gains (Losses)	Total Net Realized Gains Reflected in Earnings	Net Realized (Losses) Gains	Net Foreign Exchange Gains (Losses)	Total Net Realized (Losses) Gains Reflected in Earnings
Fixed maturity investments	$3.5	$—	$3.5	$(27.6)	$18.2	$(9.4)
Short-term investments	.1	—	.1	(.8)	—	(.8)
Common equity securities	81.4	—	81.4	10.5	—	10.5
Other long-term investments (1)	5.8	—	5.8	(7.0)	(7.2)	(14.2)
Net realized investment gains (losses), pre-tax	90.8	—	90.8	(24.9)	11.0	(13.9)
Income tax (expense) benefit attributable to net realized investment gains (losses)	(9.0)	—	(9.0)	11.2	—	11.2
Net realized investment gains (losses), after-tax	$81.8	$—	$81.8	$(13.7)	$11.0	$(2.7)
(1) Excludes $67.5 realized gain associated with the MediaAlpha Transaction, which is recorded in a separate line item in the statement of operations titled realized gain and unrealized investment gain from the MediaAlpha Transaction. See Note 2 — “Significant Transactions.”

Net Unrealized Investment Gains (Losses)

The following tables present net unrealized investment gains (losses) and changes in the carrying value of investments measured at fair value for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended			Three Months Ended
	September 30, 2019			September 30, 2018
Millions	Net Unrealized Gains (Losses)	Net Foreign Exchange (Losses)	Total Net Unrealized Gains (Losses) Reflected in Earnings	Net Unrealized Gains (Losses)	Net Foreign Exchange (Losses)	Total Net Unrealized Gains (Losses) Reflected in Earnings
Fixed maturity investments	$7.5	$—	$7.5	$1.5	$—	$1.5
Short-term investments	—	—	—	(.1)	—	(.1)
Common equity securities	(11.6)	—	(11.6)	54.9	—	54.9
Other long-term investments	52.3	(.8)	51.5	20.1	(.1)	20.0
Net unrealized investment gains (losses), pre-tax	48.2	(.8)	47.4	76.4	(.1)	76.3
Income tax expense attributable to net unrealized investment gains	(13.0)	—	(13.0)	(12.0)	—	(12.0)
Net unrealized investment gains (losses), after-tax	$35.2	$(.8)	$34.4	$64.4	$(.1)	$64.3

	Nine Months Ended			Nine Months Ended
	September 30, 2019			September 30, 2018
Millions	Net Unrealized Gains	Net Foreign Exchange (Losses)	Total Net Unrealized Gains Reflected in Earnings	Net Unrealized (Losses) Gains	Net Foreign Exchange (Losses) Gains	Total Net Unrealized (Losses) Gains Reflected in Earnings
Fixed maturity investments	$43.4	$—	$43.4	$(15.7)	$(14.8)	$(30.5)
Short-term investments	.2	—	.2	(.1)	—	(.1)
Common equity securities	60.1	—	60.1	43.7	—	43.7
Other long-term investments(1)	154.1	(.8)	153.3	20.5	3.2	23.7
Net unrealized investment gains (losses), pre-tax	257.8	(.8)	257.0	48.4	(11.6)	36.8
Income tax expense attributable to net unrealized investment gains	(60.5)	—	(60.5)	(17.1)	—	(17.1)
Net unrealized investment gains (losses), after-tax	$197.3	$(.8)	$196.5	$31.3	$(11.6)	$19.7
(1) Includes $114.7 unrealized investment gain associated with the MediaAlpha Transaction, which is recorded in a separate line item in the statement of operations titled realized gain and unrealized investment gain from the MediaAlpha Transaction. See Note 2 — “Significant Transactions.”

The following table presents total gains (losses) included in earnings attributable to net unrealized investment gains (losses) for Level 3 investments for the three and nine months ended September 30, 2019 and 2018 for investments held at September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2019	2018	2019	2018
Other long-term investments	$54.4	$4.0	$154.4	$2.1
Total net unrealized investment gains, pre-tax - Level 3 investments	$54.4	$4.0	$154.4	$2.1

Investment Holdings

The following tables present the cost or amortized cost, gross unrealized investment gains (losses) and carrying values of White Mountains’s fixed maturity investments as of September 30, 2019 and December 31, 2018:

	September 30, 2019
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
U.S. Government and agency obligations	$196.3	$1.3	$—	$197.6
Debt securities issued by corporations	449.5	13.8	(.1)	463.2
Municipal obligations	292.4	15.7	(.1)	308.0
Mortgage and asset-backed securities	195.0	2.5	(.3)	197.2
Total fixed maturity investments	$1,133.2	$33.3	$(.5)	$1,166.0

	December 31, 2018
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
U.S. Government and agency obligations	$154.0	$.1	$(.9)	$153.2
Debt securities issued by corporations	519.0	1.0	(9.5)	510.5
Municipal obligations	279.0	2.4	(1.1)	280.3
Mortgage and asset-backed securities	136.1	.1	(2.7)	133.5
Total fixed maturity investments	$1,088.1	$3.6	$(14.2)	$1,077.5

The following tables present the cost or amortized cost, gross unrealized investment gains (losses), net foreign currency losses, and carrying values of White Mountains’s common equity securities and other long-term investments as of September 30, 2019 and December 31, 2018:

	September 30, 2019
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Foreign Currency Losses	Carrying Value
Common equity securities	$548.8	$80.9	$—	$—	$629.7
Other long-term investments	$619.5	$222.8	$(65.9)	$(2.7)	$773.7

	December 31, 2018
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Foreign Currency Losses	Carrying Value
Common equity securities	$904.7	$51.0	$(30.1)	$—	$925.6
Other long-term investments	$330.3	$52.2	$(54.9)	$(2.0)	$325.6

Other Long-Term Investments

The following table presents the carrying values of White Mountains’s other long-term investments as of September 30, 2019 and December 31, 2018:

	Carrying Value at
Millions	September 30, 2019	December 31, 2018
Kudu investments (1)(2)	$219.3	$—
MediaAlpha (1)(3)	150.0	—
PassportCard/DavidShield (1)	90.0	75.0
Elementum (1)	55.1	—
Other unconsolidated entities (1)(4)	39.5	60.0
Kudu (5)	—	30.7
Total unconsolidated entities (1)	553.9	165.7
Private equity funds and hedge funds	145.5	146.1
Insurance-linked securities funds	41.4	—
Other	32.9	13.8
Total other long-term investments	$773.7	$325.6
(1) See Fair Value Measurements by Level table.
(2) Includes Kudu’s non-controlling equity interests in the form of revenue and earnings participations. As of September 30, 2019 White Mountains consolidates Kudu. See Note 2 — “Significant Transactions”.
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
(5) Includes White Mountains non-controlling interest in Kudu prior to consolidation. See Note 2 — “Significant Transactions”.

Private Equity Funds and Hedge Funds
White Mountains invests in private equity funds and hedge funds, which are included in other long-term investments. The fair value of these investments is generally estimated using the net asset value (“NAV”) of the funds. As of September 30, 2019, White Mountains held investments in twelve private equity funds and one hedge fund.  The largest investment in a single fund was $54.9 million as of September 30, 2019 and $54.3 million as of December 31, 2018.
The following table presents investments and unfunded commitments in private equity funds and hedge funds by investment objective and sector as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
Millions	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Private equity funds
Manufacturing/Industrial	$45.3	$4.1	$42.9	$10.5
Aerospace/Defense/Government	32.9	24.5	27.6	34.9
Financial services	12.4	26.2	8.3	13.6
Direct lending	—	—	13.0	17.7
Total private equity funds	90.6	54.8	91.8	76.7
Hedge funds
Long/short banks and financials	54.9	—	54.3	—
Total hedge funds	54.9	—	54.3	—
Total private equity funds and hedge funds included in other long-term investments	$145.5	$54.8	$146.1	$76.7

Investments in private equity funds are generally subject to a lock-up period during which investors may not request a redemption. Distributions prior to the expected termination date of the fund may be limited to dividends or proceeds arising from the liquidation of the fund’s underlying investments. In addition, certain private equity funds have the option to extend the lock-up period.
The following table presents investments in private equity funds that were subject to lock-up periods as of September 30, 2019:

Millions	1 – 3 years	3 – 5 years	5 – 10 years	>10 years	Total
Private equity funds — expected lock-up period remaining	$5.4	$16.5	$56.3	$12.4	$90.6

Investors in private equity funds are generally subject to indemnification obligations outside of the capital commitment period and prior to the winding up of the fund. As of September 30, 2019 and December 31, 2018, White Mountains is not aware of any indemnification claims relating to its investments in private equity funds.
Redemption of investments in most hedge funds is subject to restrictions, including lock-up periods where no redemptions or withdrawals are allowed, restrictions on redemption frequency and advance notice periods for redemptions. Amounts requested for redemptions remain subject to market fluctuations until the redemption effective date, which generally falls at the end of the defined redemption period. As of September 30, 2019, White Mountains held one active hedge fund with a fair value of $54.9 million. The hedge fund is subject to a semi-annual restriction on redemptions and an advance notice period requirement of 45 days.

Insurance-Linked Securities Funds
White Mountains’s other long-term investments include insurance-linked securities (“ILS”) funds. The fair value of these investments are generally estimated using the NAV of the funds. As of September 30, 2019, White Mountains held investments in three ILS funds with a fair value of $41.4 million. Investments in ILS funds are generally subject to restrictions, including lock-up periods where no redemption or withdrawal are allowed, restrictions on redemption frequency and advance notice periods for redemptions. From time to time, natural catastrophe, liquidity, market or other events will occur that make the determination of fair value for underlying investments in an ILS fund less certain due to the potential for loss development. In such circumstances, the impacted investments may be subject to additional lock-up provisions.
As of September 30, 2019, White Mountains holds one ILS fund subject to a lock-up period that expires on June 1, 2020. White Mountains’s ILS funds are subject to monthly and annual restrictions on redemptions and advance redemption notice period requirements that range between 30 and 90 days. Amounts requested for redemptions remain subject to market fluctuations until the redemption effective date, which generally falls at the end of the defined redemption period.

Fair Value Measurements as of September 30, 2019
Fair value measurements are categorized into a hierarchy that distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). Quoted prices in active markets for identical assets or liabilities have the highest priority (“Level 1”), followed by observable inputs other than quoted prices, including prices for similar but not identical assets or liabilities (“Level 2”) and unobservable inputs, including the reporting entity’s estimates of the assumptions that market participants would use, having the lowest priority (“Level 3”). As of September 30, 2019 and December 31, 2018, White Mountains used quoted market prices or other observable inputs to determine fair value for approximately 73% and 87% of the investment portfolio.

Fair Value Measurements by Level
The following tables present White Mountains’s fair value measurements for investments as of September 30, 2019 and December 31, 2018 by level. The major security types were based on the legal form of the securities. White Mountains has disaggregated its fixed maturity investments based on the issuing entity type, which impacts credit quality, with debt securities issued by U.S. government entities carrying minimal credit risk, while the credit and other risks associated with other issuers, such as corporations, foreign governments, municipalities or entities issuing mortgage and asset-backed securities vary depending on the nature of the issuing entity type. White Mountains further disaggregates debt securities issued by corporations and common equity securities by industry sector because investors often reference commonly used benchmarks and their subsectors to monitor risk and performance. Accordingly, White Mountains has further disaggregated these asset classes into subclasses based on the similar sectors and industry classifications it uses to evaluate investment risk and performance against commonly used benchmarks, such as the Bloomberg Barclays U.S. Intermediate Aggregate and S&P 500 indices.

	September 30, 2019
Millions	Fair Value	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. Government and agency obligations	$197.6	$197.6	$—	$—

Debt securities issued by corporations:
Financials	143.3	—	143.3	—
Industrial	60.5	—	60.5	—
Healthcare	55.0	—	55.0	—
Consumer	49.3	—	49.3	—
Energy	45.0	—	45.0	—
Technology	44.5	—	44.5	—
Communications	27.1	—	27.1	—
Utilities	22.3	—	22.3	—
Materials	16.2	—	16.2	—
Total debt securities issued by corporations	463.2	—	463.2	—

Mortgage and asset-backed securities	197.2	—	197.2	—
Municipal obligations	308.0	—	308.0	—
Total fixed maturity investments	1,166.0	197.6	968.4	—

Short-term investments (1)	272.5	261.0	11.5	—

Common equity securities:
Exchange traded funds (2)	519.7	506.1	13.6	—
Other (3)	110.0	—	110.0	—
Total common equity securities	629.7	506.1	123.6	—

Other long-term investments	586.8	—	—	586.8
Other long-term investments — NAV (4)	186.9	—	—	—
Total investments	$2,841.9	$964.7	$1,103.5	$586.8

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

Debt Securities Issued by Corporations

The following table presents the ratings of debt securities issued by corporations held in White Mountains’s investment portfolio as of September 30, 2019 and December 31, 2018:

	Fair Value at
Millions	September 30, 2019	December 31, 2018
AAA	$9.9	$8.9
AA	79.9	88.7
A	286.7	270.5
BBB	86.7	142.4
Debt securities issued by corporations (1)	$463.2	$510.5

(1)
Credit ratings are based upon issuer credit ratings provided by Standard & Poor’s Financial Services LLC (“Standard & Poor’s”), or if unrated by Standard & Poor’s, long-term obligation ratings provided by Moody’s Investor Service, Inc.

Mortgage and Asset-backed Securities

The following table presents the fair value of White Mountains’s mortgage and asset-backed securities as of September 30, 2019 and December 31, 2018:

	September 30, 2019			December 31, 2018
Millions	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
Mortgage-backed securities:
Agency:
FNMA	$79.8	$79.8	$—	$53.6	$53.6	$—
FHLMC	53.5	53.5	—	38.1	38.1	$—
GNMA	33.5	33.5	—	23.7	23.7	$—
Total agency (1)	166.8	166.8	—	115.4	115.4	—
Total mortgage-backed securities	166.8	166.8	—	115.4	115.4	—
Other asset-backed securities:
Vehicle receivables	16.5	16.5	—	9.2	9.2	—
Credit card receivables	13.9	13.9	—	8.9	8.9	—
Total other asset-backed securities	30.4	30.4	—	18.1	18.1	—
Total mortgage and asset-backed securities	$197.2	$197.2	$—	$133.5	$133.5	$—

(1)
Represents publicly traded mortgage-backed securities which carry the full faith and credit guaranty of the U.S. Government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

Rollforward of Fair Value Measurements by Level

 White Mountains uses quoted market prices where available as the inputs to estimate fair value for its investments in active markets. Such measurements are considered to be either Level 1 or Level 2 measurements, depending on whether the quoted market price inputs are for identical securities (Level 1) or similar securities (Level 2). Level 3 measurements for fixed maturity investments, common equity securities and other long-term investments as of September 30, 2019 and 2018 consist of securities for which the estimated fair value has not been determined based upon quoted market price inputs for identical or similar securities.
The following tables present the changes in White Mountains’s fair value measurements by level for the three months ended September 30, 2019 and 2018:

			Level 3 Investments	Unconsolidated Entities, Private Equity Funds, Hedge Funds and ILS Funds Measured at NAV (3)(5)
Millions	Level 1 Investments	Level 2 Investments	Other Long-term Investments(2)(5)(6)		Total
Balance at December 31, 2018	$842.6	$1,160.5	$138.7	$186.9	$2,328.7	(1)
Net realized and unrealized gains	121.8	66.6	154.2	4.9	347.5	(2,4)
Amortization/Accretion	.2	(1.2)	—	—	(1.0)
Purchases	101.4	331.3	211.3	106.4	750.4	(6)
Sales	(362.3)	(465.2)	—	(28.7)	(856.2)
Transfers in	—	—	82.6	—	82.6
Transfers out	—	—	—	(82.6)	(82.6)
Balance at September 30, 2019	$703.7	$1,092.0	$586.8	$186.9	$2,569.4	(1)

(1)  Excludes carrying value of $272.5 million and $214.2 as of September 30, 2019 and December 31, 2018 classified as short-term investments.
(2) Includes $114.7 unrealized investment gain associated with the MediaAlpha Transaction, which is recorded in a separate line item in the statement of operations titled realized gain and unrealized investment gain from the MediaAlpha Transaction. See Note 2 — “Significant Transactions”.
(3) Investments for which fair value is measured at NAV using the practical expedient are no longer classified within the fair value hierarchy. See Note 1 — “Basis of Presentation and Significant Accounting Policies”.
(4) Excludes realized and unrealized losses associated with short-term investments of $0.3 for the nine months ended September 30, 2019.
(5) Transfers include $71.7 associated with the Kudu Transaction. See Note 2 — “Significant Transactions”.
(6) Purchases include $70.1 associated with the Kudu Transaction. See Note 2 — “Significant Transactions”.

			Level 3 Investments	Unconsolidated Entities, Private Equity Funds, and Hedge Funds, Measured at NAV (3)
Millions	Level 1 Investments	Level 2 Investments	Other Long-term Investments		Total
Balance at December 31, 2017	$890.4	$2,105.4	$77.2	$135.3	$3,208.3	(1)(2)
Net realized and unrealized gains (losses)	51.9	(33.6)	(5.3)	18.3	31.3	(4)
Amortization/Accretion	.1	(2.3)	—	—	(2.2)
Purchases	412.6	673.5	55.1	10.7	1,151.9
Sales	(457.6)	(1,565.0)	—	(1.6)	(2,024.2)
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Balance at September 30, 2018	$897.4	$1,178.0	$127.0	$162.7	$2,365.1	(1)

(1) Excludes carrying value of $313.7 and $176.1 as of September 30, 2018 and December 31, 2017 classified as short-term investments.
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

Fair Value Measurements — Transfers Between Levels - Nine-months ended September 30, 2019 and 2018
Transfers between levels are recorded using the fair value measurement as of the end of the quarterly period in which the event or change in circumstance giving rise to the transfer occurred.
During the first nine months of 2019 and 2018, there were no fixed maturity investments or other long-term investments classified as Level 3 measurements in the prior period that were transferred to Level 2 measurements.
During the first nine months of 2019 and 2018, there were no fixed maturity investments or other long-term investments classified as Level 2 measurements in the prior period that were transferred to Level 3 measurements.

Significant Unobservable Inputs

The following tables present significant unobservable inputs used in estimating the fair value of other long-term investments, other than private equity funds, hedge funds and ILS funds, classified within Level 3 as of September 30, 2019 and December 31, 2018. The fair value of investments in private equity funds, hedge funds and ILS funds are generally estimated using the NAV of the funds.

$ in Millions	September 30, 2019
Description	Valuation Technique(s)	Fair Value (1)	Unobservable Inputs
			Discount Rate	Terminal revenue exit multiple (x) or terminal revenue growth rate (%)
Kudu investments	Discounted cash flow	$219.3	15% - 20%	6x - 12x
MediaAlpha	Discounted cash flow	$150.0	17%	4%
PassportCard/DavidShield	Discounted cash flow	$90.0	18%	1x
Private debt instruments	Discounted cash flow	$22.7	6% - 9%	N/A
All other	Discounted cash flow	$29.3	23%	2x - 4x

Elementum Holdings, L.P.	Price of recent transaction (2)	$55.1	Transaction price:	$55.1

Compare.com	Estimated net realizable value	$2.5	Net asset value:	$2.5

Galvanic Applied Sciences	Multiple of EBITDA	$2.7	EBITDA multiple:	6
(1) Includes the net unrealized investment gains (losses) associated with foreign currency; foreign currency effects based on observable inputs.
(2) The Elementum Transaction was completed on May 31, 2019. See Note 2 — “Significant Transactions”.

$ in Millions	December 31, 2018
Description	Valuation Technique(s)	Fair Value (1)	Unobservable Inputs
			Discount Rate	Terminal revenue exit multiple (x)
PassportCard/DavidShield	Discounted cash flow	$75.0	18%	1x
Compare.com	Discounted cash flow	$16.9	22%	3x
Private debt instrument	Discounted cash flow	$10.0	9%	N/A
All other	Discounted cash flow	$30.0	23%	2x - 4x

Galvanic Applied Sciences	Multiple of EBITDA	$3.1	EBITDA multiple:	6

(1) Includes the net unrealized investment gains (losses) associated with foreign currency; foreign currency effects based on observable inputs.

Note 4. Goodwill and Other Intangible Assets

White Mountains accounts for business combinations using the acquisition method. Under the acquisition method, White Mountains recognizes and measures the assets acquired, liabilities assumed and any noncontrolling interest in the acquired entities at their acquisition date fair values. The estimated acquisition date fair values, generally consisting of intangible assets and liabilities for contingent consideration, may be recorded at provisional amounts in circumstances where the information necessary to complete the acquisition accounting is not available at the reporting date. Any such provisional amounts are finalized as measurement period adjustments within one year of the acquisition date.
The following table presents a summary of the acquisition date fair values of goodwill and other intangible assets for acquisitions during the nine months ended September 30, 2019 and 2018:

$ in Millions
Acquisition of subsidiary/ asset	Goodwill and Other intangible asset		Acquisition Date
NSM	$383.0		May 11, 2018
Fresh Insurance	54.6		May 18, 2018
KBK	59.4		December 3, 2018
Embrace	70.6	(1)	April 1, 2019
Renewal Rights (2)	82.5		June 28, 2019
Total NSM segment	$650.1
Kudu Transaction	$9.8		April 4, 2019
Other Operations	$13.1	(1)	March 12, 2019
(1) The relative fair values of goodwill and of other intangible assets recognized in connection with the acquisition of Embrace and the acquisition in Other Operations had not yet been finalized at September 30, 2019.
(2) NSM’s acquisition of the Renewal Rights was an asset purchase.

The following tables presents the change in goodwill and other intangible assets for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019			2018
Millions	Goodwill	Other Intangible Assets	Total Goodwill and Other Intangible Assets	Goodwill	Other Intangible Assets		Total Goodwill and Other Intangible Assets
Beginning balance	$428.6	$239.0	$667.6	$25.9	$30.7		$56.6
Attribution of acquisition date fair value estimates between goodwill and other intangible assets	(2.2)	2.2	—	295.3	140.9		436.2
Foreign currency translation	(1.6)	(.5)	(2.1)	(1.2)	(.4)	—	(1.6)
Adjustments to reflect acquisition date fair value	—	—	—	1.4	—	—	1.4
Amortization	—	(4.6)	(4.6)	—	(7.4)		(7.4)
Ending balance	$424.8	$236.1	$660.9	$321.4	$163.8		$485.2

	Nine Months Ended September 30,
	2019				2018
Millions	Goodwill		Other Intangible Assets	Total Goodwill and Other Intangible Assets	Goodwill	Other Intangible Assets		Total Goodwill and Other Intangible Assets
Beginning balance	$379.9		$157.6	$537.5	$25.9	$36.2		$62.1
Deconsolidation of MediaAlpha	(18.3)		(23.5)	(41.8)	—	—		—
Attribution of acquisition date fair value estimates between goodwill and other intangible assets	(29.0)		29.0	—	295.3	140.9		436.2
Acquisitions of businesses	93.8	(1)	—	93.8	—	—		—
Acquisition of collector car renewal rights	—		82.5	82.5	—	—		—
Foreign currency translation	(1.6)		—	(1.6)	(1.2)	(.4)	—	(1.6)
Adjustments to reflect acquisition date fair value	—		5.9	5.9	1.4	—	—	1.4
Amortization	—		(15.4)	(15.4)	—	(12.9)		(12.9)
Ending balance	$424.8		$236.1	$660.9	$321.4	$163.8		$485.2

(1) The relative fair values of goodwill and other intangible assets recognized in connection with the acquisition of Embrace and the acquisition in Other Operations had not yet been finalized at September 30, 2019.

White Mountains evaluates goodwill for potential impairment at least annually, generally in the interim period prior to the one-year anniversary of the acquisition date.  An impairment of goodwill or other intangible assets occurs when the carrying value of the asset exceeds its fair value.  Between annual evaluations, White Mountains considers changes in circumstances or events subsequent to the most recent evaluation that may indicate that an impairment may exist and, if necessary will perform an interim review for potential impairment.  During the second quarter of 2019, White Mountains performed a periodic review of NSM’s goodwill and other intangible assets and concluded that goodwill and other intangible assets were not impaired. There have been no changes in circumstances or events for the quarterly period ended September 30, 2019 that would indicate the existence of an impairment of goodwill or other intangible assets for any acquired entity.

The following table presents the acquisition date fair values, accumulated amortization and net carrying values for other intangible assets and goodwill, by company as of September 30, 2019 and December 31, 2018:

$ in Millions	Weighted Average Economic life (in years)	September 30, 2019			December 31, 2018
		Acquisition Date Fair Value	Accumulated Amortization	Net Carrying Value	Acquisition Date Fair Value	Accumulated Amortization	Net Carrying Value
Goodwill:
NSM (1)	N/A	$397.0	$—	$397.0	$354.3	$—	$354.3
Kudu	N/A	7.6	—	7.6	—	—	—
MediaAlpha	N/A	—	—	—	18.3	—	18.3
Other Operations (2)	N/A	20.2	—	20.2	7.3	—	7.3
Total goodwill		424.8	—	424.8	379.9	—	379.9

Other intangible assets:
NSM (1)
Customer relationships	9	110.5	15.5	95.0	85.3	6.0	79.3
Trade names	19	57.1	4.2	52.9	51.2	1.8	49.4
Information technology	5	3.6	1.1	2.5	3.7	.5	3.2
Renewal rights	12	82.5	.3	82.2	—	—	—
Other	3	1.7	.7	1.0	—	—	—
Subtotal		255.4	21.8	233.6	140.2	8.3	131.9

Kudu
Trade names	7	2.2	.2	2.0	—	—	—

MediaAlpha
Customer relationships	9	—	—	—	26.8	4.9	21.9
Information technology	5	—	—	—	33.3	30.9	2.4
Other	3	—	—	—	9.8	9.0	.8
Subtotal		—	—	—	69.9	44.8	25.1

Other Operations
Trade names	7.6		.2	.4	.6	.2	.4
Information technology	5.4		.3	.1	.5	.3	.2
Subtotal		1.0	.5	.5	1.1	.5	.6

Total other intangible assets		258.6	22.5	236.1	211.2	53.6	157.6

Total goodwill and other intangible assets		$683.4	$22.5	660.9	$591.1	$53.6	537.5

Goodwill and other intangible assets attributed to non-controlling interests				(25.0)			(40.6)

Goodwill and other intangible assets included in White Mountains’s common shareholders’ equity				$635.9			$496.9

(1) As of September 30, 2019, NSM’s goodwill included $(1.5) and $(2.2) of the effect of foreign currency translation. As of December 31, 2018, NSM’s intangible assets include $(0.7) of the effect of foreign currency translation.
(2) As of September 30, 2019 and December 31, 2018, Other Operations’ goodwill included $(0.1) and $(0.3) of the effect of foreign currency translation.

Note 5.  Debt

The following table presents White Mountains’s debt outstanding as of September 30, 2019 and December 31, 2018:

Millions	September 30, 2019	Effective Rate (1)	December 31, 2018	Effective Rate (1)
NSM Bank Facility	$221.8	7.7%	$180.4	7.4%
Unamortized issuance cost	(4.1)		(3.8)
NSM Bank Facility, carrying value	217.7		176.6
Other NSM debt	1.7	2.5%	1.9	2.2%
MediaAlpha Bank Facility	—		14.3	7.1%
Unamortized issuance cost	—		(.1)
MediaAlpha Bank Facility, carrying value	—		14.2
Other Operations debt	11.2	9.6%	—
Unamortized issuance cost	(.4)		—
Other Operations, carrying value	10.8		—
Total debt	$230.2		$192.7

 (1) Effective rate considers the effect of the debt issuance costs.

NSM Bank Facility

On May 11, 2018, NSM entered into a secured credit facility (the “NSM Bank Facility”) with Ares Capital Corporation in order to refinance NSM’s existing debt and to fund the acquisitions of subsidiaries. The NSM Bank Facility is comprised of term loans totaling $224.0 million and a revolving credit loan commitment of $10.0 million, under which NSM initially borrowed $2.0 million. The term loans under the NSM Bank Facility mature on May 11, 2024, and the revolving loan under the NSM Bank Facility matures on May 11, 2023. During the three and nine months ended September 30, 2019, NSM repaid $0.5 million and $1.4 million on the term loans. During the three months ended September 30, 2019, NSM did not make any borrowings on the term loans or revolving credit loans. During the nine months ended September 30, 2019, NSM repaid $6.5 million on the revolving credit loan. During the nine months ended September 30, 2019, NSM borrowed $42.9 million on the term loans, which included $20.4 million and $22.5 million for the funding of the acquisitions of Embrace and the Renewal Rights. During the nine months ended September 30, 2019, NSM borrowed $6.5 million on the revolving credit loan. As of September 30, 2019, the term loans had an outstanding balance of $221.8 million and the revolving credit loans were undrawn.
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
On June 15, 2018, NSM entered into an interest rate swap agreement to hedge its exposure to interest rate risk on $151.0 million of its variable rate term loans. Under the terms of the swap agreement, NSM pays a fixed rate of 2.97% and receives a variable rate, which is reset monthly, based on then-current LIBOR. As of September 30, 2019, the variable rate received by NSM under the swap agreement was 2.11%. As of September 30, 2019, the interest rate, including the effect of the swap, for the outstanding term loans of $149.1 million that are hedged by the swap was 7.47%. The effective interest on the outstanding term loans of $72.7 million that are unhedged was 7.12%. The effective interest rate on the total outstanding term loans under the NSM Bank Facility of $221.8 million was 7.17%, excluding the effect of debt issuance costs.
The NSM Bank Facility is secured by all property of the loan parties and contains various affirmative, negative and financial covenants that White Mountains considers to be customary for such borrowings, including a maximum consolidated total leverage ratio covenant.

Compliance

At September 30, 2019, White Mountains was in compliance with the covenants under all of its debt instruments.

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
White Mountains’s income tax benefit (expense) related to pre-tax income (loss) from continuing operations for the three and nine months ended September 30, 2019 represented an effective tax rate of 17.2% and 5.4%. The effective tax rate for the three and nine months ended September 30, 2019 was different from the current U.S. statutory rate of 21.0%, due to income generated in jurisdictions with lower tax rates than the United States, state income taxes and a tax benefit recorded at BAM. Also, the effective tax rate for the nine months ended September 30, 2019 was different from the current U.S. statutory rate of 21.0%, due to the release of a full valuation allowance on the net deferred tax assets of the U.S. consolidated group Guilford Holdings, Inc. and subsidiaries (“Guilford”). Guilford includes Kudu, White Mountains’s investment in MediaAlpha, various service companies and certain other entities and investments that are included in the Other Operations segment. For BAM, member surplus contributions (“MSC”) and the related taxes thereon are recorded directly to non-controlling interest equity, while the valuation allowance on such taxes is recorded through the income statement. For the three and nine months ended September 30, 2019, BAM recorded a tax benefit of $3.6 million and $6.6 million associated with the valuation allowance on taxes related to MSC that is included in the effective tax rate.
White Mountains’s income tax expense related to pre-tax loss from continuing operations for the three and nine months ended September 30, 2018 represented an effective tax rate of (8.1)% and (1.2)%. The effective tax rate was different from the U.S. statutory rate of 21.0%, due to a full valuation allowance on net deferred tax assets at U.S operations, consisting of Guilford and BAM, withholding taxes, state income taxes and a tax benefit recorded at BAM. For BAM, MSC and the related taxes thereon are recorded directly to non-controlling interest equity, while the valuation allowance on such taxes is recorded through the income statement. For the three and nine months ended September 30, 2018, BAM recorded a tax benefit of $1.8 million and $4.0 million associated with the valuation allowance on taxes related to MSC that is included in the effective tax rate.
In arriving at the effective tax rate for the three and nine months ended September 30, 2019 and 2018, White Mountains forecasted all income and expense items including the change in unrealized investment gains (losses) and realized investment gains (losses) for the years ending December 31, 2019 and 2018.
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
On June 15, 2018, NSM entered into an interest rate swap agreement to hedge its exposure to interest rate risk on $151.0 million of its variable rate term loans. Under the terms of the swap agreement, NSM pays a fixed rate of 2.97% and receives a variable rate, which is reset monthly, based on the then-current LIBOR. As of September 30, 2019, the variable rate received by NSM under the swap agreement was 2.11%. Over the term of the swap, the notional amount decreases in accordance with the principal repayments NSM expects to make on its term loans. As of September 30, 2019, the interest rate, including the effect of the swap, for the outstanding term loans of $149.1 million that are hedged by the swap was 7.47%, excluding the effect of debt issuance costs. NSM’s obligations under the swap are secured by the same collateral securing the NSM Bank Facility on a pari passu basis. NSM does not currently hold any collateral deposits from or provide any collateral deposits to the swap counterparty.
NSM evaluated the effectiveness of the swap to hedge its interest rate risk associated with its variable rate debt and concluded at the swap inception date that the swap was highly effective in hedging that risk. NSM will evaluate the effectiveness of the hedging relationship on an ongoing basis.
For the three and nine months ended September 30, 2019, White Mountains recognized net interest expense of $0.3 million and $0.6 million for the periodic net settlement payments on the swap. For the three months and nine months ended September 30, 2018, White Mountains recognized net interest expense of $0.3 million and $0.4 million for the periodic net settlement payments on the swap. As of September 30, 2019 and December 31, 2018, the estimated fair value of the swap and the accrual of the periodic net settlement payments recorded in other liabilities was $7.8 million and $2.7 million. There was no ineffectiveness in the hedge for the three and nine months ended September 30, 2019 or the three and nine months ended September 30, 2018. For the three and nine months ended September 30, 2019, the $(0.8) million and $(5.1) million change in the fair value of the swap is included within accumulated other comprehensive income (loss). For the three months and nine months ended September 30, 2018, the $1.0 million and $(0.1) million change in the fair value of the swap is included within White Mountains’s accumulated other comprehensive income (loss).

Foreign Currency Forward Contracts

White Mountains’s investment portfolio includes investments denominated in GBP, Japanese Yen, Euros and other foreign currencies. White Mountains previously entered into foreign currency forward contracts to manage its foreign currency exposure related to certain of these investments. In the first quarter of 2018, White Mountains closed an outstanding foreign currency forward contract in conjunction with the termination of its GBP investment grade corporate bond mandate. As of September 30, 2019 and December 31, 2018, White Mountains no longer had any open foreign currency forward contracts.
The derivative losses recognized in net realized and unrealized investment gains (losses) for the nine months ended September 30, 2018 were $(3.5) million.

Note 8. Municipal Bond Guarantee Insurance

In 2012, HG Global was capitalized with $594.5 million from White Mountains and $14.5 million from non-controlling interests to fund the initial capitalization of BAM, a then newly formed mutual municipal bond insurer. As of September 30, 2019, White Mountains owned 96.9% of HG Global’s preferred equity and 88.4% of its common equity. HG Global, together with its subsidiaries, provided the initial capitalization of BAM through the purchase of $503.0 million of BAM Surplus Notes. At inception, BAM and HG Re also entered into a first loss reinsurance treaty (“FLRT”). HG Re provides first loss reinsurance protection up to 15%-of-par outstanding on each municipal bond insured by BAM. For capital appreciation bonds, par is adjusted to the estimated equivalent par value for current interest paying bonds. In return, BAM cedes 60% of the risk premium charged for insuring the municipal bond, net of a ceding commission.
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
As of September 30, 2019 and December 31, 2018, the collateral trusts held assets of $787.4 million and $757.4 million, which both included $481.3 million of BAM Surplus Notes. As of September 30, 2019 and December 31, 2018, HG Global has accrued $164.2 million and $143.7 million of interest receivable on the BAM Surplus Notes.
The following table presents a schedule of BAM’s insured obligations as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Contracts outstanding	8,508	7,525
Remaining weighted average contract period outstanding (in years)	10.7	10.7
Contractual debt service outstanding (in millions):
Principal	$59,190.9	$52,201.6
Interest	30,701.7	26,560.3
Total debt service outstanding	$89,892.6	$78,761.9

Gross unearned insurance premiums (in millions)	$203.5	$176.0

The following table presents a schedule of BAM’s future premium revenues as of September 30, 2019:

Millions	September 30, 2019
October 1, 2019 - December 31, 2019	$4.9

January 1, 2020 - March 31, 2020	4.8
April 1, 2020 - June 30, 2020	4.8
July 1, 2020 - September 30, 2020	4.6
October 1, 2020 - December 31, 2020	4.5
Total 2020	18.7

2021	17.4
2022	16.3
2023	15.3
2024	14.3
2025 and thereafter	116.6
Total gross unearned insurance premiums	$203.5

The following table presents a schedule of net written premiums included in White Mountains’s HG Global/BAM segment for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2019	2018	2019	2018
Written premiums:
Direct	$10.2	$3.9	$30.6	$28.9
Assumed	10.6	—	10.6	—
Gross written premiums	$20.8	$3.9	$41.2	$28.9
Earned premiums:
Direct	$4.4	$3.3	$11.9	$9.7
Assumed	.8	—	1.8	—
Gross earned premiums	$5.2	$3.3	$13.7	$9.7

In April 2018, BAM entered into a collateralized financial guarantee excess of loss reinsurance agreement with Fidus Re, Ltd. (“Fidus Re”), a Bermuda based special purpose insurer created solely to provide reinsurance protection to BAM. Fidus Re was capitalized by the issuance of $100.0 million of insurance linked securities. The proceeds from issuance were placed in a collateral trust supporting Fidus Re’s obligations to BAM. The insurance linked securities were issued by Fidus Re with an initial term of twelve years and are callable five years after the date of issuance. Under the agreement, BAM retains the first $165.0 million of aggregate losses, before giving effect to HG’s reinsurance coverage, on the ceded business. Fidus Re reinsures 90% of aggregate losses exceeding $165.0 million on a portion of BAM’s financial guarantee portfolio up to a total reimbursement of $100.0 million. The aggregate loss limit under the agreement is $276.1 million. The agreement is accounted for using deposit accounting, and any related financing expenses are recorded in general and administrative expenses, because the agreement does not meet the risk transfer requirements necessary to be accounted for as reinsurance.
In November 2018, BAM entered into a 100% quota share facultative reinsurance agreement under which it assumed a portfolio of municipal bond guarantee contracts with a par value of $2.2 billion. In September 2019, BAM entered into facultative quota share reinsurance agreements under which it assumed a portfolio of municipal bond guarantee contracts with a par value of $1.1 billion. None of the contracts assumed were non-performing and no loss reserves have been established for any of the contracts, either as of the transaction date or as of September 30, 2019. The agreement, which covers future claims exposure only, meets the risk transfer criteria under ASC 944-20, Insurance Activities and accordingly has been accounted for as reinsurance.

Note 9. Equity-Method Eligible Investments

White Mountains’s equity method eligible investments include certain investments in unconsolidated entities, revenue and earnings participations, private equity funds and hedge funds in which White Mountains has the ability to exert significant influence over the investee’s operating and financial policies.
 The following table presents the carrying values of White Mountains’s equity method eligible investments recorded within other long-term investments as of September 30, 2019 and December 31, 2018:

Millions	September 30, 2019	December 31, 2018
Equity method eligible investments, at fair value	$673.2	$269.7
Other (1)	100.5	55.9
Total other long-term investments	$773.7	$325.6
(1) Consists of other long-term investments that are not equity method eligible.

The following table presents White Mountains’s significant equity method eligible investments as of September 30, 2019 and December 31, 2018:

	Basic Ownership Interest
Investee	September 30, 2019	December 31, 2018	Instrument Held
PassportCard/DavidShield	50.0%	50.0%	Common shares
MediaAlpha (1)	48.3%	n/a	Units
durchblicker	45.0%	45.0%	Common shares
Elementum Holdings, L.P.	30.0%	n/a	Limited partnership interest
Tuckerman Capital Funds (2)	18.8 - 62.4%	18.5 - 62.3%	Limited and general partnership interests
Compare.com	18.4%	18.4%	Common shares
JAM Partners L.P.	11.1%	12.3%	Limited partnership interest
Enlightenment Capital Funds	10.0 - 36.5%	10.3 - 36.5%	Limited and general partnership interests
Kudu investments (3)	3.2 - 30.0%	n/a	Revenue and earnings participations
Kudu (3)	n/a	49.5%	Units
(1) As of December 31, 2018, MediaAlpha was a majority-owned consolidated subsidiary of White Mountains. See Note 2 — “Significant Transactions”
(2) Includes White Mountains’s direct investment in Galvanic Applied Sciences.
(3) As of September 30, 2019 White Mountains consolidates Kudu. See Note 2 — “Significant Transactions”.

As a result of the MediaAlpha Transaction, White Mountains reduced its ownership interest in MediaAlpha to 48.3% of the basic units outstanding (42.0% on a fully diluted, fully converted basis). White Mountains’s remaining ownership interest in MediaAlpha no longer meets the criteria for a controlling ownership interest and, accordingly, White Mountains deconsolidated MediaAlpha as of February 26, 2019. Upon deconsolidation, White Mountains’s investment in MediaAlpha met the criteria to be accounted for under the equity method or under the fair value option. White Mountains elected the fair value option and the investment in MediaAlpha was initially measured at its estimated fair value of $114.7 million as of March 31, 2019, with the change in fair value of $114.7 million recognized as an unrealized investment gain. For the three and nine months ended September 30, 2019, White Mountains recognized $35.3 million and $150.0 million in unrealized investment gains associated with its investment in MediaAlpha. White Mountains’s consolidated statement of comprehensive income and its segment disclosures include MediaAlpha’s results of operations for the period from January 1, 2019 through February 26, 2019. See Note 2 — “Significant Transactions”.
For the three months ended September 30, 2019, MediaAlpha’s total revenues, total expenses, gross profit and pre-tax income were $110.5 million, $102.1 million, $18.4 million and $8.4 million. For the period from February 26, 2019 to September 30, 2019, MediaAlpha’s total revenues, total expenses, gross profit and pre-tax income were $233.2 million, $217.9 million, $38.8 million and $15.3 million. As of September 30, 2019, MediaAlpha’s total assets and total liabilities were $103.4 million and $145.8 million.

Note 10. Employee Share-Based Incentive Compensation Plans

White Mountains’s Long-Term Incentive Plan (the “WTM Incentive Plan”) provides for grants of various types of share-based and non-share-based incentive awards to key employees of White Mountains. As of September 30, 2019, White Mountains’s share-based compensation incentive awards consist of performance shares and restricted shares.

Performance Shares

Performance shares are conditional grants of a specified maximum number of common shares or an equivalent amount of cash. Awards generally vest at the end of a three-year period, are subject to the attainment of pre-specified performance goals, and are valued based on the market value of common shares at the time awards are approved for payment.
The following table presents the performance share activity for the three and nine months ended September 30, 2019 and 2018 for performance shares granted under the WTM Incentive Plan:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	42,473	$30.8	40,616	$27.2	40,616	$31.7	50,515	$45.8
Shares paid (1)	—	—	—	—	(13,715)	(18.1)	(23,186)	(28.4)
New grants	—	—	—	—	15,600	—	14,105	—
Forfeitures and cancellations(2)	—	—	—	(.1)	(28)	—	(818)	.1
Expense recognized	—	5.6	—	7.8	—	22.8	—	17.4
End of period	42,473	$36.4	40,616	$34.9	42,473	$36.4	40,616	$34.9
(1) WTM performance share payments in 2019 for the 2016-2018 performance cycle, which were paid in cash in March 2019, ranged from 139% to 166% of target.  WTM performance share payments in 2018 for the 2015-2017 performance cycle, which were paid in cash in March 2018, ranged from 145% to 147% of target.
(2) Amounts include changes in assumed forfeitures, as required under GAAP.

For performance shares earned in the 2016-2018 and 2015-2017 performance cycles, all performance shares earned were settled in cash. If all the outstanding WTM performance shares had vested on September 30, 2019, the total additional compensation cost to be recognized would have been $21.1 million, based on accrual factors (common share price and payout assumptions) as of September 30, 2019.
The following table presents performance shares outstanding and accrued expense for performance shares awarded under the WTM Incentive Plan as of September 30, 2019 for each performance cycle:

	Nine Months Ended September 30, 2019
Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense
Performance cycle:
2017 – 2019	14,070	$24.4
2018 – 2020	13,450	8.5
2019 – 2021	15,600	4.0
Sub-total	43,120	36.9
Assumed forfeitures	(647)	(.5)
September 30, 2019	42,473	$36.4

Restricted Shares

The following table presents the unrecognized compensation cost associated with the outstanding restricted share awards for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
Millions, except share amounts	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value
Non-vested,
Beginning of period	43,395	$21.9	41,510	$19.0	41,510	$12.5	53,755	$14.3
Issued	—	—	—	—	15,600	14.5	14,105	11.4
Vested	—	—	—	—	(13,715)	—	(25,381)	—
Forfeited	—	—	—	—	—	—	(969)	(.2)
Expense recognized	—	(2.6)	—	(3.2)	—	(7.7)	—	(9.7)
End of period	43,395	$19.3	41,510	$15.8	43,395	$19.3	41,510	$15.8

During the nine months ended September 30, 2019, White Mountains issued 15,600 restricted shares that vest on January 1, 2022. During the nine months ended September 30, 2018, White Mountains issued 13,450 restricted shares that vest on January 1, 2021, 290 restricted shares that vest on January 1, 2020 and 365 restricted shares that vested on January 1, 2019. The unamortized issue date fair value as of September 30, 2019 is expected to be recognized ratably over the remaining vesting periods.

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
On January 1, 2019, White Mountains adopted ASU 2016-02, Leases (ASC 842). See Note 1 — “Basis of Presentation and Significant Accounting Policies” — Basis of Presentation and Significant Accounting Policies. Prior to adoption of ASU 2016-02, White Mountains recognized lease expense for operating leases on a straight-line basis, but did not recognize lease assets or liabilities on its consolidated balance sheet. Upon adoption on January 1, 2019, White Mountains recognized lease right-of-use (“ROU”) assets of $23.2 million and lease liabilities of $23.2 million. As of September 30, 2019, the ROU asset was $23.0 million and lease liabilities were $23.3 million.
The following table summarizes net lease expense recognized in White Mountains’s consolidated statement of operations for the three and nine months ended September 30, 2019:

Millions Lease Cost	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Lease cost	$1.9	$5.4
Less: sublease income	.1	.3
Net lease cost	$1.8	$5.1

The following table presents the contractual maturities of the lease liabilities associated with White Mountains’s operating lease agreements as of September 30, 2019:

Millions	As of September 30, 2019
Remainder of 2019	$1.7
2020	5.7
2021	4.7
2022	4.2
2023	3.6
Thereafter	6.3
Total undiscounted lease payments	26.2
Less: present value adjustment	2.9
Operating lease liability	$23.3

The following table presents lease related assets and liabilities by reportable segment as of September 30, 2019:

	As of September 30, 2019
Millions	HG/BAM	NSM	Kudu	Other Operations	Total	Weighted Average Incremental Borrowing Rate (1)
ROU lease asset	$10.8	$4.4	$2.3	$5.5	$23.0	4.5%
Lease liability	$10.8	$4.4	$2.3	$5.8	$23.3
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
The following table presents the Company’s computation of earnings per share from continuing operations for the three and nine months ended September 30, 2019 and 2018. See Note 17 — “Held for Sale and Discontinued Operations”.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Basic and diluted earnings per share numerators (in millions):
Net income (loss) attributable to White Mountains’s common shareholders	$48.7	$40.8	$353.6	$(3.7)
Less: total income (loss) from discontinued operations, net of tax	.9	(17.3)	1.6	(17.2)
Net income from continuing operations attributable to White Mountains’s common shareholders	$47.8	$58.1	$352.0	$13.5
Allocation of earnings to participating restricted common shares(1)	(.7)	(.8)	(4.4)	(.2)
Basic and diluted earnings per share numerators	$47.1	$57.3	$347.6	$13.3
Basic earnings per share denominators (in thousands):
Total average common shares outstanding during the period	3,185.4	3,180.4	3,180.4	3,450.8
Average unvested restricted common shares(2)	(43.4)	(41.5)	(39.6)	(39.7)
Basic earnings per share denominator	3,142.0	3,138.9	3,140.8	3,411.1
Diluted earnings per share denominator (in thousands):
Total average common shares outstanding during the period	3,185.4	3,180.4	3,180.4	3,450.8
Average unvested restricted common shares(2)	(43.4)	(41.5)	(39.6)	(39.7)
Diluted earnings per share denominator	3,142.0	3,138.9	3,140.8	3,411.1
Basic and diluted earnings per share (in dollars) - continuing operations:
Distributed earnings - dividends declared and paid	$—	$—	$1.00	$1.00
Undistributed earnings	15.01	18.27	109.67	2.90
Basic and diluted earnings per share	$15.01	$18.27	$110.67	$3.90

(1) Restricted shares issued by White Mountains receive dividends, and therefore, are considered participating securities.
(2) Restricted shares outstanding vest either in equal annual installments or upon a stated date. See Note 10 — “Employee Share-Based Incentive Compensation Plans”.

The following table presents the undistributed net earnings (losses) from continuing operations for the three and nine months ended September 30, 2019 and 2018. See Note 17 — “Held for Sale and Discontinued Operations”.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2019	2018	2019	2018
Undistributed net earnings - continuing operations:
Net income attributable to White Mountains’s common shareholders, net of restricted common share amounts	$47.1	$57.3	$347.6	$13.3
Dividends declared, net of restricted common share amounts (1)	—	—	(3.2)	(3.7)
Total undistributed net earnings, net of restricted common share amounts	$47.1	$57.3	$344.4	$9.6
(1) Restricted shares issued by White Mountains receive dividends, and therefore, are considered participating securities.

Note 13. Non-controlling Interests

Non-controlling interests consist of the ownership interests of non-controlling shareholders in consolidated entities and are presented separately on the balance sheet.
The following table presents the balance of non-controlling interests included in White Mountains’s total equity and the related percentage of each consolidated entity’s total equity owned by non-controlling shareholders as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
$ in Millions	Non-controlling Percentage	Non-controlling Equity	Non-controlling Percentage	Non-controlling Equity
Non-controlling interests, excluding BAM
HG Global	3.1%	$14.9	3.1%	$14.5
NSM	3.6	15.2	4.5	13.6
Other NSM	13.4	.1	13.4	.3
Kudu	1.0	2.3	—	—
MediaAlpha	—	—	39.0	16.2
Other Operations	various	.2	various	1.1
Total, excluding BAM		32.7		45.7
BAM	100.0	(155.2)	100.0	(170.6)
Total non-controlling interests		$(122.5)		$(124.9)

Note 14. Segment Information

White Mountains has determined that its reportable segments are HG Global/BAM, NSM, Kudu, MediaAlpha (through February 26, 2019) and Other Operations. White Mountains has made its segment determination based on consideration of the following criteria: (i) the nature of the business activities of each of the Company’s subsidiaries and affiliates; (ii) the manner in which the Company’s subsidiaries and affiliates are organized; (iii) the existence of primary managers responsible for specific subsidiaries and affiliates; and (iv) the organization of information provided to the chief operating decision makers and the Board of Directors.
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
Significant intercompany transactions among White Mountains’s segments have been eliminated herein. The following table presents the financial information for White Mountains’s segments:

Millions	HG Global/ BAM	NSM	Kudu	Other Operations	Total
Three Months Ended September 30, 2019
Earned insurance premiums	$5.2	$—	$—	$—	$5.2
Net investment income	5.4	—	4.6	8.4	18.4
Net realized and unrealized investment gains	7.1	—	2.7	57.2	67.0
Advertising and commission revenues	—	49.4	—	1.9	51.3
Other revenue	.3	10.5	.2	2.6	13.6
Total revenues	18.0	59.9	7.5	70.1	155.5
Insurance acquisition expenses	1.4	—	—	—	1.4
Other underwriting expenses	.1	—	—	—	.1
Cost of sales	—	—	—	2.3	2.3
General and administrative expenses	12.5	33.3	4.5	27.7	78.0
Broker commission expense	—	15.3	—	—	15.3
Change in fair value of contingent consideration earnout liabilities	—	(2.0)	—	—	(2.0)
Amortization of other intangible assets	—	4.4	.2	—	4.6
Interest expense	—	4.4	—	.3	4.7
Total expenses	14.0	55.4	4.7	30.3	104.4
Pre-tax income	$4.0	$4.5	$2.8	$39.8	$51.1

Millions	HG Global/ BAM	NSM	Kudu (1)	MediaAlpha (2)	Other Operations	Total
Nine Months Ended September 30, 2019
Earned insurance premiums	$13.7	$—	$—	$—	$—	$13.7
Net investment income	16.1	—	8.6	—	30.7	55.4
Net realized and unrealized investment gains	30.4	—	3.1	—	199.6	233.1
Realized gain and unrealized investment gain from the MediaAlpha Transaction	—	—	—	—	182.2	182.2
Advertising and commission revenues	—	147.6	—	48.8	4.5	200.9
Other revenue	1.3	27.7	.2	—	3.6	32.8
Total revenues	61.5	175.3	11.9	48.8	420.6	718.1
Insurance acquisition expenses	4.1	—	—	—	—	4.1
Other underwriting expenses	.3	—	—	—	—	.3
Cost of sales	—	—	—	40.6	5.0	45.6
General and administrative expenses	39.1	91.4	6.7	12.5	87.2	236.9
Broker commission expense	—	48.9	—	—	—	48.9
Change in fair value of contingent consideration earnout liabilities	—	5.6	—	—	—	5.6
Amortization of other intangible assets	—	13.5	.2	1.6	.1	15.4
Interest expense	—	12.2		.2	.3	12.7
Total expenses	43.5	171.6	6.9	54.9	92.6	369.5
Pre-tax income (loss)	$18.0	$3.7	$5.0	$(6.1)	$328.0	$348.6
(1) Kudu’s results are from April 4, 2019, the date of the Kudu Transaction, to September 30, 2019.
(2) MediaAlpha's results are from January 1, 2019 to February 26, 2019, the date of the MediaAlpha Transaction.

Millions	HG Global/BAM	NSM	MediaAlpha	Other Operations	Total
Three Months Ended September 30, 2018
Earned insurance premiums	$3.3	$—	$—	$—	$3.3
Net investment income	4.8	—	—	8.6	13.4
Net realized and unrealized investment (losses) gains	(4.1)	—	—	70.2	66.1
Advertising and commission revenues (1)	—	35.0	74.5	1.1	110.6
Other revenue	.2	4.7	—	.4	5.3
Total revenues	4.2	39.7	74.5	80.3	198.7
Insurance acquisition expenses	1.2	—	—	—	1.2
Other underwriting expenses	.1	—	—	—	.1
Cost of sales	—	—	61.8	1.1	62.9
General and administrative expenses	11.3	23.5	5.4	26.0	66.2
Broker commission expense	—	10.6	—	—	10.6
Change in fair value of contingent consideration earnout liabilities	—	2.6	—	—	2.6
Amortization of other intangible assets	—	5.0	2.4	—	7.4
Interest expense	—	3.2	.2	—	3.4
Total expenses	12.6	44.9	69.8	27.1	154.4
Pre-tax (loss) gains	$(8.4)	$(5.2)	$4.7	$53.2	$44.3
(1) Approximately 30% of MediaAlpha’s advertising revenue for the three months ended September 30, 2018 was associated with one customer.

Millions	HG Global/BAM	NSM (1)	MediaAlpha	Other Operations	Total
Nine Months Ended September 30, 2018
Earned insurance premiums	$9.7	$—	$—	$—	$9.7
Net investment income	12.5	—	—	32.4	44.9
Net realized and unrealized investment (losses) gains	(14.4)	—	—	37.3	22.9
Advertising and commission revenues (2)	—	56.4	216.4	3.0	275.8
Other revenue	.8	6.8	1.6	.6	9.8
Total revenues	8.6	63.2	218.0	73.3	363.1
Loss and loss adjustment expenses	—		—	—	—
Insurance acquisition expenses	3.9	—	—	—	3.9
Other underwriting expenses	.3	—	—	—	.3
Cost of sales	—	—	179.1	2.9	182.0
General and administrative expenses	36.5	35.7	21.2	79.0	172.4
Broker commission expense	—	17.1	—	—	17.1
Change in fair value of contingent consideration earnout liabilities	—	2.6	—	—	2.6
Amortization of other intangible assets	—	5.0	7.8	.1	12.9
Interest expense	—	4.8	.9	.3	6.0
Total expenses	40.7	65.2	209.0	82.3	397.2
Pre-tax (loss) gains	$(32.1)	$(2.0)	$9.0	$(9.0)	$(34.1)
(1) NSM’s results are from May 11, 2018, the date of acquisition, to September 30, 2018.
(2) Approximately 31% of MediaAlpha’s advertising revenue for the nine months ended September 30, 2018 was associated with one customer.

Note 15. Fair Value of Financial Instruments

White Mountains records its financial instruments at fair value with the exception of the NSM Bank Facility and the MediaAlpha Bank Facility, which are recorded as debt at face value less unamortized original issue discount.
The following table presents the fair value and carrying value of this financial instrument as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
Millions	Fair Value	Carrying Value	Fair Value	Carrying Value
NSM Bank Facility	$219.7	$217.7	$176.1	$176.6
MediaAlpha Bank Facility	$—	$—	$14.6	$14.2
Other Operations debt	$11.3	$10.8	$—	$—

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

Sirius Group Tax Contingency

A subsidiary of Sirius Group, which was sold by White Mountains in 2016, has been denied interest deductions by the Swedish Tax Authority (“STA”) for tax years 2013-2016.  In October 2018, the Swedish Administrative Court ruled against Sirius Group on its appeal of the Swedish Tax Agency’s denial of certain interest deductions relating to periods prior to the sale of Sirius Group to CMI. In connection with the sale, White Mountains indemnified Sirius Group against the loss of certain tax attributes, including those related to these interest deductions. As of September 30, 2019 and December 31, 2018, White Mountains reported a liability of $15.7 million and $17.3 million, reflecting the value of these interest deductions. For the three and nine months ended September 30, 2019, the decrease in the liability of $0.9 million and $1.6 million is related to foreign currency translation and included within net gain on sale of discontinued operations. Sirius Group has appealed the decision to the Swedish Administrative Court of Appeal.

Legal Contingencies

White Mountains is subject to litigation and arbitration in the normal course of business. White Mountains recognizes an accrual for litigation and arbitration if it is probable that a loss has been incurred and the amount can be reasonably estimated. White Mountains discloses litigation and arbitration if it is probable that a loss has been incurred or if there is a reasonable possibility that a loss may have been incurred. White Mountains does not have any current litigation as of September 30, 2019 that is deemed probable of having a material adverse effect on White Mountains’s financial condition, results of operations or cash flows.

Note 17. Held for Sale and Discontinued Operations

Sirius Group

On April 18, 2016, White Mountains completed the sale of Sirius Group to CMI. During the nine months ended September 30, 2018, White Mountains recorded a $0.1 million gain from sale of Sirius Group as a result of a change to the valuation of the accrued incentive compensation payable to Sirius Group employees.
In October 2018, the Swedish Administrative Court ruled against Sirius Group on its appeal of the Swedish Tax Agency’s denial of certain interest deductions relating to periods prior to the sale of Sirius Group to CMI. In connection with the sale, White Mountains indemnified Sirius Group against the loss of certain tax attributes, including those related to these interest deductions. As of September 30, 2019 and December 31, 2018, White Mountains recorded a liability of $15.7 million and $17.3 million, reflecting the value of these interest deductions. For the three and nine months ended September 30, 2019, the decrease in the liability, of $0.9 million and $1.6 million, is related to foreign currency translation and included within net gain on sale of discontinued operations. See Note 16 — “Commitments and Contingencies”.

Other

As of December 31, 2017, White Mountains has classified its Guilford, Connecticut property, which consists of an office building and adjacent land, as held for sale. The property has been measured at its estimated fair value net of costs of disposal, of $2.8 million and $3.3 million as of September 30, 2019 and December 31, 2018.

Earnings Per Share from Discontinued Operations

White Mountains calculates earnings per share using the two-class method, which allocates earnings between common and unvested restricted common shares. Both classes of shares participate equally in earnings on a per share basis. Basic earnings per share amounts are based on the weighted average number of common shares outstanding adjusted for unvested restricted common shares. Diluted earnings per share amounts are also impacted by the net effect of potentially dilutive common shares outstanding. The following table presents the Company’s computation of earnings per share for discontinued operations for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Basic and diluted earnings per share numerators (in millions):
Net income (loss) attributable to White Mountains’s common shareholders	$48.7	$40.8	$353.6	$(3.7)
Less: total income from continuing operations, net of tax	47.8	58.1	352.0	13.5
Net income (loss) from discontinued operations attributable to White Mountains’s common shareholders	$.9	$(17.3)	$1.6	$(17.2)
Allocation of earnings to participating restricted common shares (1)	—	.2	—	.2
Basic and diluted earnings (loss) per share numerators (2)	$.9	$(17.1)	$1.6	$(17.0)
Basic earnings per share denominators (in thousands):
Total average common shares outstanding during the period	3,185.4	3,180.4	3,180.4	3,450.8
Average unvested restricted common shares (3)	(43.4)	(41.5)	(39.6)	(39.7)
Basic earnings per share denominator	3,142.0	3,138.9	3,140.8	3,411.1
Diluted earnings per share denominator (in thousands):
Total average common shares outstanding during the period	3,185.4	3,180.4	3,180.4	3,450.8
Average unvested restricted common shares (3)	(43.4)	(41.5)	(39.6)	(39.7)
Diluted earnings per share denominator	3,142.0	3,138.9	3,140.8	3,411.1
Basic and diluted earnings (loss) per share (in dollars) - discontinued operations:	$.28	$(5.44)	$.50	$(4.98)
(1) Restricted shares issued by White Mountains contain dividend participation features, and therefore, are considered participating securities.
(2) Net earnings attributable to White Mountains’s common shareholders, net of restricted share amounts, is equal to undistributed earnings for the three and nine months ended September 30, 2019 and 2018.
(3) Restricted common shares outstanding vest either in equal annual installments or upon a stated date. See Note 10 — “Employee Share-Based Incentive Compensation Plans”.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains “forward-looking statements”. White Mountains intends statements that are not historical in nature, which are hereby identified as forward-looking statements, to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. White Mountains cannot promise that its expectations in such forward-looking statements will turn out to be correct. White Mountains’s actual results could be materially different from and worse than its expectations. See “FORWARD-LOOKING STATEMENTS” on page 76 for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements.
The following discussion also includes nine non-GAAP financial measures (i) adjusted book value per share, (ii) underlying growth in adjusted book value per share, (iii) gross written premiums and member surplus contributions (“MSC”) from new business, (iv) NSM’s earnings before interest, taxes, depreciation and amortization (“EBITDA”), (v) NSM’s adjusted EBITDA, (vi) adjusted capital, (vii) total consolidated portfolio returns excluding the MediaAlpha Transaction, (viii) total common equity securities and other long-term investments returns excluding the MediaAlpha Transaction, and (ix) total other long-term investments returns excluding the MediaAlpha Transaction, that have been reconciled from their most comparable GAAP financial measures on page 71. White Mountains believes these measures to be useful in evaluating White Mountains’s financial performance and condition.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

Overview

White Mountains ended the third quarter of 2019 with book value per share of $1,003 and adjusted book value per share of $1,005. Book value per share and adjusted book value per share both increased 2% in the third quarter of 2019, driven primarily by investment results, which included an increase in the fair value of White Mountains’s investment in MediaAlpha. Book value per share and adjusted book value per share increased 12% and 13% in the first nine months of 2019, including dividends, driven primarily by the gain from the MediaAlpha Transaction and strong investment returns.
Including the $55 per share estimated net gain from the MediaAlpha Transaction as if it had closed on December 31, 2018, book value per share would have been approximately $951 and adjusted book value per share would have been approximately $943 as of December 31, 2018. Had the MediaAlpha Transaction closed on December 31, 2018, White Mountains’s book value per share would have increased 6% and adjusted book value per share would have increased 7% for the first nine months of 2019.
Gross written premiums and MSC collected in the HG Global/BAM segment totaled $44 million and $84 million in the third quarter and first nine months of 2019, compared to $16 million and $56 million in the third quarter and first nine months of 2018. BAM insured municipal bonds with par value of $4.1 billion and $8.9 billion in the third quarter and first nine months of 2019, compared to $2.2 billion and $6.6 billion in the third quarter and first nine months of 2018. In the third quarter of 2019, BAM completed an assumed reinsurance transaction to insure municipal bonds with a par value of $1.1 billion. Total pricing, which reflects both gross written premiums and MSC from new business, was 107 and 94 basis points in the third quarter and first nine months of 2019, compared to 75 and 91 basis points in the third quarter and first nine months of 2018. BAM’s total claims paying resources were $930 million at September 30, 2019, compared to $871 million at December 31, 2018 and $835 million at September 30, 2018.
NSM reported pre-tax income of $5 million, adjusted EBITDA of $13 million and commission and other revenues of $60 million in the third quarter of 2019, compared to pre-tax loss of $5 million, adjusted EBITDA of $7 million and commission and other revenues of $40 million in the third quarter of 2018. In the first nine months of 2019, NSM reported pre-tax income of $4 million, adjusted EBITDA of $39 million, and commission and other revenues of $175 million. Results for the third quarter and first nine months of 2019 include the results of Embrace Pet Insurance (“Embrace”), a nationwide provider of pet health insurance for dogs and cats, which was acquired on April 1, 2019, and KBK Insurance Group (“KBK”), a specialized MGU focused on the towing and transportation space, which was acquired on December 3, 2018.
Kudu reported total revenues of $8 million and pre-tax income of $3 million in the third quarter of 2019. For the period from April 4, 2019 through September 30, 2019, Kudu reported total revenues of $12 million and pre-tax income of $5 million. In the third quarter of 2019, Kudu deployed $77 million in three investment management firms. Kudu has now deployed a total of $222 million, including transaction costs, in eight investment management firms with combined assets under management of over $30 billion, spanning a range of asset classes, including real estate, real assets, wealth management, hedge funds and alternative credit strategies.

White Mountains’s pre-tax total return on invested assets was 3.1% in both the third quarter of 2019 and 2018. White Mountains’s pre-tax total return on invested assets was 15.9% for the first nine months of 2019, which included a $115 million pre-tax unrealized investment gain from the MediaAlpha Transaction. Excluding the MediaAlpha Transaction, White Mountains’s pre-tax total return on invested assets was 11.3% in the first nine months of 2019, compared to 2.8% in the first nine months of 2018.
White Mountains’s common equity securities returned 1.0% and 18.4% in the third quarter and first nine months of 2019, underperforming the S&P 500 Index returns of 1.7% and 20.6% for the comparable periods. White Mountains’s common equity securities returned 6.1% and 7.4% in the third quarter and first nine months of 2018, underperforming the S&P 500 Index returns of 7.7% and 10.6% for the comparable periods. The underperformance for all periods was driven primarily by relative underperformance in White Mountains’s international common stock positions.
White Mountains’s other long-term investments returned 8.7% in the third quarter of 2019, compared to 6.5% in the third quarter of 2018. White Mountains’s other long-term investments returned 44.0% in the first nine months of 2019, which included a $115 million pre-tax unrealized investment gain from the MediaAlpha Transaction. Excluding the MediaAlpha Transaction, White Mountains’s other long-term investments returned 8.9% in the first nine months of 2019, compared to 3.7% in the first nine months of 2018. Results in the third quarter and first nine months of 2019 included a $35 million increase in the fair value of White Mountains’s investment in MediaAlpha, which was driven by continued growth in profitability metrics since the MediaAlpha Transaction. Results in the third quarter and first nine months of 2018 were driven primarily by gains from private equity funds.
White Mountains’s fixed income portfolio returned 1.3% and 5.7% in the third quarter and first nine months of 2019, compared with Bloomberg Barclays U.S. Intermediate Aggregate Index returns of 1.4% and 6.2%.  White Mountains’s fixed income portfolio returned 0.4% and 0.0% in the third quarter and first nine months of 2018, compared with Bloomberg Barclays U.S. Intermediate Aggregate Index returns of 0.1% and -0.9%. The underperformance for the 2019 period and the outperformance for the 2018 periods were driven primarily by the shorter duration of White Mountains’s fixed income portfolio compared to the benchmark.

Adjusted Book Value Per Share

The following table presents White Mountains’s book value per share and reconciles it to adjusted book value per share, a non-GAAP measure. See NON-GAAP FINANCIAL MEASURES on page 71.

	September 30, 2019	June 30, 2019	December 31, 2018	September 30, 2018
Book value per share numerators (in millions):
White Mountains’s common shareholders’ equity - GAAP book value per share numerator	$3,193.4	$3,144.3	$2,843.1	$2,984.0
Time value of money discount on expected future payments on the BAM Surplus Notes (1)	(132.8)	(135.7)	(141.2)	(146.3)
HG Global’s unearned premium reserve (1)	160.4	147.2	136.9	120.2
HG Global’s net deferred acquisition costs (1)	(42.0)	(37.9)	(34.6)	(29.4)
Adjusted book value per share numerator	$3,179.0	$3,117.9	$2,804.2	$2,928.5
Book value per share denominators (in thousands of shares):
Common shares outstanding - GAAP book value per share denominator	3,185.4	3,185.4	3,173.1	3,180.5
Unearned restricted common shares	(21.5)	(24.5)	(14.6)	(18.5)
Adjusted book value per share denominator	3,163.9	3,160.9	3,158.5	3,162.0
GAAP book value per share	$1,002.53	$987.12	$896.00	$938.19
Adjusted book value per share	$1,004.76	$986.39	$887.85	$926.14
Year-to-date dividends paid per share	$1.00	$1.00	$1.00	$1.00
(1) Amount reflects White Mountains’s preferred share ownership in HG Global of 96.9%.

Goodwill and Other Intangible Assets

The following table presents a summary of goodwill and other intangible assets that are included in White Mountains’s book value as of September 30, 2019, June 30, 2019, December 31, 2018, and September 30, 2018:

Millions	September 30, 2019		June 30, 2019		December 31, 2018		September 30, 2018
Goodwill:
NSM	$397.0	(1)	$398.4	(1)	$354.3	(3)	$295.5
Kudu	7.6		9.8	(2)	—		—
MediaAlpha	—		—		18.3		18.3
Other Operations	20.2	(1)	20.4	(1)	7.3		7.6
Total goodwill	424.8		428.6		379.9		321.4
Other intangible assets:
NSM	233.6	(1)	238.4	(1)	131.9	(3)	135.5
Kudu	2.0		—	(2)	—		—
MediaAlpha	—		—		25.1		27.6
Other Operations	.5	(1)	.6	(1)	.6		.7
Total other intangible assets	236.1		239.0		157.6		163.8
Total goodwill and other intangible assets (4)	660.9		667.6		537.5		485.2
Goodwill and other intangible assets attributed to non-controlling interests	(25.0)		(25.4)		(40.6)		(40.6)
Goodwill and other intangible assets included in White Mountains’s common shareholders’ equity	$635.9		$642.2		$496.9		$444.6
(1) The relative fair values of goodwill and other intangible assets recognized in connection with the acquisition of Embrace and in Other Operations had not yet been finalized as of September 30, 2019 and June 30, 2019.
(2) The relative fair values of goodwill and other intangible assets recognized in connection with the Kudu Transaction had not yet been finalized as of June 30, 2019.
(3) The relative fair values of goodwill and other intangible assets recognized in connection with the acquisition of KBK had not yet been finalized as of December 31, 2018.
(4) See Note 4 — “Goodwill and Other Intangible Assets” for details of goodwill and other intangible assets.

Summary of Consolidated Results

The following table presents White Mountains’s consolidated financial results for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2019	2018	2019		2018
Revenues
Financial Guarantee revenues	$18.0	$4.2	$61.5		$8.6
Specialty Insurance Distribution revenues	59.9	39.7	175.3		63.2	(1)
Global Asset and Wealth Management revenues	7.5	—	11.9	(3)	—
Marketing Technology revenues (2)	—	74.5	48.8		218.0
Other Operations revenues	70.1	80.3	420.6		73.3
Total revenues	155.5	198.7	718.1		363.1
Expenses
Financial Guarantee expenses	14.0	12.6	43.5		40.7
Specialty Insurance Distribution expenses	55.4	44.9	171.6		65.2	(1)
Global Asset and Wealth Management expenses	4.7	—	6.9	(3)	—
Marketing Technology expenses (2)	—	69.8	54.9		209.0
Other Operations expenses	30.3	27.1	92.6		82.3
Total expenses	104.4	154.4	369.5		397.2
Pre-tax income (loss)
Financial Guarantee pre-tax income (loss)	4.0	(8.4)	18.0		(32.1)
Specialty Insurance Distribution pre-tax income (loss)	4.5	(5.2)	3.7		(2.0)	(1)
Global Asset and Wealth Management pre-tax income	2.8	—	5.0	(3)	—
Marketing Technology pre-tax income (loss) (2)	—	4.7	(6.1)		9.0
Other Operations pre-tax income (loss)	39.8	53.2	328.0		(9.0)
Total pre-tax income (loss)	51.1	44.3	348.6		(34.1)
Income tax (expense) benefit	(8.8)	3.6	(18.9)		.4
Net income (loss) from continuing operations	42.3	47.9	329.7		(33.7)
Net gain (loss) on sale of discontinued operations, net of tax	.9	(17.3)	1.6		(17.2)
Net income (loss)	43.2	30.6	331.3		(50.9)
Net loss attributable to non-controlling interests	5.5	10.2	22.3		47.2
Net income (loss) attributable to White Mountains’s common shareholders	48.7	40.8	353.6		(3.7)
Other comprehensive loss, net of tax	(2.4)	(.8)	(5.8)		(1.7)
Comprehensive income (loss)	46.3	40.0	347.8		(5.4)
Comprehensive loss attributable to non-controlling interests	.1	.2	.3		.2
Comprehensive income (loss) attributable to White Mountains’s common shareholders	$46.4	$40.2	$348.1		$(5.2)
(1) NSM’s results are from May 11, 2018, the date of acquisition, to September 30, 2018.
(2) MediaAlpha’s results are from January 1, 2019 to February 26, 2019, the date of the MediaAlpha Transaction.
(3) Kudu’s results are from April 4, 2019, the date of the Kudu Transaction, to September 30, 2019.

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
As a result of the Kudu Transaction, White Mountains’s basic unit ownership of Kudu increased from 49.5% to 99.1% (42.7% to 85.4% on a fully diluted, fully converted basis), and White Mountains began consolidating Kudu in its financial statements in the second quarter of 2019. White Mountains’s segment disclosures for the nine months ended September 30, 2019 include Kudu’s results of operations for the period from April 4, 2019, the date of the Kudu Transaction, to September 30, 2019.
As a result of the MediaAlpha Transaction, White Mountains no longer consolidates MediaAlpha, and consequently it is no longer a segment. White Mountains’s segment disclosures for the nine months ended September 30, 2019 include MediaAlpha’s results of operations for the period from January 1, 2019 to February 26, 2019, the date of the MediaAlpha Transaction. See Note 2 — “Significant Transactions”.

HG Global/BAM

The following table presents the components of pre-tax income (loss) included in White Mountains’s HG Global/BAM segment related to the consolidation of HG Global, which includes HG Re and its other wholly-owned subsidiaries, and BAM for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019
Millions	HG Global		BAM	Eliminations	Total
Direct written premiums	$—		$10.2	$—	$10.2
Assumed written premiums	17.8		10.6	(17.8)	10.6
Gross written premiums	17.8		20.8	(17.8)	20.8
Ceded written premiums	—		(17.8)	17.8	—
Net written premiums	$17.8		$3.0	$—	$20.8

Earned insurance premiums	$4.2		$1.0	$—	$5.2
Net investment income	1.8		3.6	—	5.4
Net investment income - BAM Surplus Notes	6.9		—	(6.9)	—
Net realized and unrealized investment gains	2.0		5.1	—	7.1
Other revenue	—		.3	—	.3
Total revenues	14.9		10.0	(6.9)	18.0
Insurance acquisition expenses	1.1	—	.3	—	1.4
Other underwriting expenses	—		.1	—	.1
General and administrative expenses	.3		12.2	—	12.5
Interest expense - BAM Surplus Notes	—		6.9	(6.9)	—
Total expenses	1.4		19.5	(6.9)	14.0
Pre-tax income (loss)	$13.5		$(9.5)	$—	$4.0
Supplemental information:
MSC collected (1)	$—		$23.0	$—	$23.0
(1) MSC are recorded directly to BAM’s equity, which is recorded as non-controlling interest on White Mountains’s balance sheet.

	Three Months Ended September 30, 2018
Millions	HG Global	BAM	Eliminations	Total
Direct written premiums	$—	$3.9	$—	$3.9
Assumed written premiums	3.4	—	(3.4)	—
Gross written premiums	3.4	3.9	(3.4)	3.9
Ceded written premiums	—	(3.4)	3.4	—
Net written premiums	$3.4	$.5	$—	$3.9

Earned insurance premiums	$2.6	$.7	$—	$3.3
Net investment income	1.6	3.2	—	4.8
Net investment income - BAM Surplus Notes	5.7	—	(5.7)	—
Net realized and unrealized investment losses	(.7)	(3.4)	—	(4.1)
Other revenue	—	.2	—	.2
Total revenues	9.2	.7	(5.7)	4.2
Insurance acquisition expenses	.6	.6	—	1.2
Other underwriting expenses	—	.1	—	.1
General and administrative expenses	.2	11.1	—	11.3
Interest expense - BAM Surplus Notes	—	5.7	(5.7)	—
Total expenses	.8	17.5	(5.7)	12.6
Pre-tax income (loss)	$8.4	$(16.8)	$—	$(8.4)
Supplemental information:
MSC collected (1)	$—	$12.1	$—	$12.1
(1) MSC are recorded directly to BAM’s equity, which is recorded as non-controlling interest on White Mountains’s balance sheet.

	Nine Months Ended September 30, 2019
Millions	HG Global	BAM	Eliminations	Total
Direct written premiums	$—	$30.6	$—	$30.6
Assumed written premiums	35.2	10.6	(35.2)	10.6
Gross written premiums	35.2	41.2	(35.2)	41.2
Ceded written premiums	—	(35.2)	35.2	—
Net written premiums	$35.2	$6.0	$—	$41.2

Earned insurance premiums	$11.0	$2.7	$—	$13.7
Net investment income	5.6	10.5	—	16.1
Net investment income - BAM Surplus Notes	20.6	—	(20.6)	—
Net realized and unrealized investment gains	11.1	19.3	—	30.4
Other revenue	—	1.3	—	1.3
Total revenues	48.3	33.8	(20.6)	61.5
Insurance acquisition expenses	2.8	1.3	—	4.1
Other underwriting expenses	—	.3	—	.3
General and administrative expenses	1.2	37.9	—	39.1
Interest expense - BAM Surplus Notes	—	20.6	(20.6)	—
Total expenses	4.0	60.1	(20.6)	43.5
Pre-tax income (loss)	$44.3	$(26.3)	$—	$18.0
Supplemental information:
MSC collected (1)	$—	$42.9	$—	$42.9
(1) MSC are recorded directly to BAM’s equity, which is recorded as non-controlling interest on White Mountains’s balance sheet.

	Nine Months Ended September 30, 2018
Millions	HG Global	BAM	Eliminations	Total
Direct written premiums	$—	$28.9	$—	$28.9
Assumed written premiums	24.5	—	(24.5)	—
Gross written premiums	24.5	28.9	(24.5)	28.9
Ceded written premiums	—	(24.5)	24.5	—
Net written premiums	$24.5	$4.4	$—	$28.9

Earned insurance premiums	$7.6	$2.1	$—	$9.7
Net investment income	4.1	8.4	—	12.5
Net investment income - BAM Surplus Notes	17.2	—	(17.2)	—
Net realized and unrealized investment losses	(5.5)	(8.9)	—	(14.4)
Other revenue	—	.8	—	.8
Total revenues	23.4	2.4	(17.2)	8.6
Insurance acquisition expenses	1.8	2.1	—	3.9
Other underwriting expenses	—	.3	—	.3
General and administrative expenses	.8	35.7	—	36.5
Interest expense - BAM Surplus Notes	—	17.2	(17.2)	—
Total expenses	2.6	55.3	(17.2)	40.7
Pre-tax income (loss)	$20.8	$(52.9)	$—	$(32.1)
Supplemental information:
MSC collected (1)	$—	$26.9	$—	$26.9
(1) MSC are recorded directly to BAM’s equity, which is recorded as non-controlling interest on White Mountains’s balance sheet.

HG Global/BAM Results—Three Months Ended September 30, 2019 versus Three Months Ended September 30, 2018
BAM is required to prepare its financial statements on a statutory accounting basis for the NYDFS and does not report stand-alone GAAP financial results. BAM is owned by its members, the municipalities that purchase BAM’s insurance for their debt issuances. BAM charges an insurance premium on each municipal bond insurance policy it writes. A portion of the premium is MSC and the remainder is gross written premium. In the event of a municipal bond refunding, the unamortized MSC from the original issuance can be reutilized, in effect serving as a credit against the total insurance premium on the refunding of the municipal bond. Issuers of debt insured by BAM are members of BAM so long as any of their BAM-insured debt is outstanding, and as members they have certain interests in BAM, including the right to vote for BAM’s directors and to receive dividends in the future, if declared.
Gross written premiums and MSC collected in the HG Global/BAM segment were $44 million in the third quarter of 2019, compared to $16 million in the third quarter of 2018. BAM insured $4.1 billion of municipal bonds, $2.7 billion of which were in the primary market, in the third quarter of 2019, compared to $2.2 billion of municipal bonds, $2.0 billion of which were in the primary market, in the third quarter of 2018. In the third quarter of 2019, BAM completed an assumed reinsurance transaction to insure municipal bonds with a par value of $1.1 billion.
Total pricing, which reflects both gross written premiums and MSC from new business, increased to 107 basis points in the third quarter of 2019, compared to 75 basis points in the third quarter of 2018. See “NON-GAAP FINANCIAL MEASURES” on page 71. The increase in total pricing was driven primarily by the assumed reinsurance transaction and an increase in pricing in the secondary market more than offsetting a decrease in pricing in the primary market. Pricing in the primary market decreased to 61 basis points in the third quarter of 2019, compared to 69 basis points in the third quarter of 2018. The decrease in pricing in the primary market was driven primarily by lower interest rates and tighter credit spreads. Pricing in the assumed reinsurance and secondary markets, which are more transaction specific than pricing in the primary market, increased to 195 basis points in the third quarter of 2019, compared to 152 basis points in the third quarter of 2018.

The following table presents the gross par value of primary and secondary market policies issued, the gross par value of assumed reinsurance, the gross written premiums and MSC collected and total pricing for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
$ in Millions	2019	2018
Gross par value of primary market policies issued	$2,662.7	$2,029.4
Gross par value of assumed reinsurance	1,130.7	—
Gross par value of secondary market policies issued	288.6	144.9
Total gross par value of market policies issued	$4,082.0	$2,174.3
Gross written premiums	$20.8	$3.9
MSC collected	23.0	12.1
Total gross written premiums and MSC collected	$43.8	$16.0
Present value of future installment MSC collections	.1	.2
Gross written premium adjustments on existing installment policies	—	—
Gross written premiums and MSC from new business	$43.9	$16.2
Total pricing	107 bps	75 bps

HG Global reported GAAP pre-tax income of $14 million in the third quarter of 2019, compared to $8 million in the third quarter of 2018. The increase in pre-tax income was driven primarily by higher returns in HG Global’s investment portfolio and higher earned premiums. Results in the third quarter of 2019 include $7 million of interest income on the BAM Surplus Notes, compared to $6 million of interest income in the third quarter of 2018.
BAM is a mutual insurance company that is owned by its members. BAM’s results are consolidated into White Mountains’s GAAP financial statements and attributed to non-controlling interests. White Mountains reported $10 million of GAAP pre-tax loss from BAM in the third quarter of 2019, compared to $17 million in the third quarter of 2018. The decrease in the pre-tax loss was driven primarily by higher returns in BAM’s investment portfolio. Results in the third quarter of 2019 include $7 million of interest expense on the BAM Surplus Notes and $12 million of general and administrative expenses, compared to $6 million of interest expense and $11 million of general and administrative expenses in the third quarter of 2018.

HG Global/BAM Results—Nine Months Ended September 30, 2019 versus Nine Months Ended September 30, 2018
Gross written premiums and MSC collected in the HG Global/BAM segment were $84 million in the first nine months of 2019, compared to $56 million in the first nine months of 2018. BAM insured $8.9 billion of municipal bonds, $6.7 billion of which were in the primary market, in the first nine months of 2019, compared to $6.6 billion of municipal bonds, $6.0 billion of which were in the primary market, in the first nine month of 2018. In the first nine months of 2019, BAM completed an assumed reinsurance transaction to insure municipal bonds with a par value of $1.1 billion.
Total pricing, which reflects both gross written premiums and MSC from new business, increased to 94 basis points in the first nine months of 2019, compared to 91 basis points in the first nine months of 2018. See “NON-GAAP FINANCIAL MEASURES” on page 71. The increase in total pricing was driven primarily by the assumed reinsurance transaction and lower but still strong pricing in the secondary market more than offsetting a decrease in pricing in the primary market. Pricing in the primary market decreased to 53 basis points in the first nine months of 2019, compared to 67 basis points in the first nine month of 2018. The decrease in pricing in the primary market was driven primarily by lower interest rates and tighter credit spreads. Pricing in the assumed reinsurance and secondary markets, which are more transaction specific than pricing in the primary market, decreased to 217 basis points in the first nine months of 2019, compared to 331 basis points in the first nine months of 2018.

The following table presents the gross par value of primary and secondary market policies issued, the gross par value of assumed reinsurance, the gross written premiums and MSC collected and total pricing for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
$ in Millions	2019	2018
Gross par value of primary market policies issued	$6,672.7	$5,953.6
Gross par value of assumed reinsurance	1,130.7	—
Gross par value of secondary market policies issued	1,121.0	605.0
Total gross par value of market policies issued	$8,924.4	$6,558.6
Gross written premiums	$41.2	$28.9
MSC collected	42.9	26.9
Total gross written premiums and MSC collected	$84.1	$55.8
Present value of future installment MSC collections	.3	3.0
Gross written premium adjustments on existing installment policies	(.1)	1.1
Gross written premiums and MSC from new business	$84.3	$59.9
Total pricing	94 bps	91 bps

HG Global reported GAAP pre-tax income of $44 million in the first nine months of 2019, compared to $21 million in the first nine months of 2018. The increase in pre-tax income was driven primarily by higher returns in HG Global’s investment portfolio and higher earned premiums. Results in the first nine months of 2019 include $21 million of interest income on the BAM Surplus Notes, compared to $17 million of interest income in the first nine months of 2018.
BAM is a mutual insurance company that is owned by its members. BAM’s results are consolidated into White Mountains’s GAAP financial statements and attributed to non-controlling interests. White Mountains reported $26 million of GAAP pre-tax loss from BAM in the first nine months of 2019, compared to $53 million in the first nine months of 2018. The decrease in the pre-tax loss was driven primarily by higher returns in BAM’s investment portfolio. Results in the first nine months of 2019 include $21 million of interest expense on the BAM Surplus Notes and $38 million of general and administrative expenses, compared to $17 million of interest expense and $36 million of general and administrative expenses in the first nine months of 2018.

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
BAM’s claims paying resources increased to $930 million as of September 30, 2019 from $871 million as of December 31, 2018. The increase was driven primarily by a $31 million increase in the statutory value of the collateral trusts and a $22 million increase in qualified statutory capital.
The following table presents BAM’s total claims paying resources as of September 30, 2019 and December 31, 2018:

Millions	September 30, 2019	December 31, 2018
Policyholders’ surplus	$422.1	$413.7
Contingency reserve	64.3	50.3
Qualified statutory capital	486.4	464.0
Net unearned premiums	40.5	36.2
Present value of future installment premiums and MSC	13.7	12.9
HG Re, Ltd. collateral trusts at statutory value	289.2	258.3
Fidus Re, Ltd. collateral trust at statutory value	100.0	100.0
Claims paying resources	$929.8	$871.4

HG Global/BAM Balance Sheets
The following table presents amounts from HG Global, which includes HG Re and its other wholly-owned subsidiaries, and BAM that are contained within White Mountains’s consolidated balance sheet as of September 30, 2019 and December 31, 2018:

	September 30, 2019
Millions	HG Global	BAM	Eliminations and Segment Adjustment	Total
Assets
Fixed maturity investments	$285.2	$509.3	$—	$794.5
Short-term investments	10.3	46.8	—	57.1
Total investments	295.5	556.1	—	851.6
Cash	2.1	9.2	—	11.3
BAM Surplus Notes	481.3	—	(481.3)	—
Accrued interest receivable on BAM Surplus Notes	164.2	—	(164.2)	—
Deferred acquisition costs	43.4	21.6	(43.6)	21.4
Insurance premiums receivable	4.3	6.7	(4.3)	6.7
Accounts receivable on unsettled investment sales	—	—	—	—
Other assets	1.6	20.5	(.2)	21.9
Total assets	$992.4	$614.1	$(693.6)	$912.9
Liabilities
BAM Surplus Notes(1)	$—	$481.3	$(481.3)	$—
Accrued interest payable on BAM Surplus Notes(2)	—	164.2	(164.2)	—
Preferred dividends payable to White Mountains’s subsidiaries(3)	316.6	—	—	316.6
Preferred dividends payable to non-controlling interests	10.9	—	—	10.9
Unearned insurance premiums	165.5	38.0	—	203.5
Accrued incentive compensation	.6	18.4	—	19.0
Accounts payable on unsettled investment purchases	—	3.6	—	3.6
Other liabilities	.8	63.8	(48.1)	16.5
Total liabilities	494.4	769.3	(693.6)	570.1
Equity
White Mountains’s common shareholders’ equity	483.1	—	—	483.1
Non-controlling interests	14.9	(155.2)	—	(140.3)
Total equity	498.0	(155.2)	—	342.8
Total liabilities and equity	$992.4	$614.1	$(693.6)	$912.9

(1)	Under GAAP, the BAM Surplus Notes are classified as debt by the issuer. Under statutory accounting principles, they are classified as policyholders’ surplus.

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
On December 3, 2018, NSM acquired all of the net assets of KBK, a specialized MGU focused on the towing and transportation space, for upfront cash of $60 million. White Mountains contributed $29 million to NSM and NSM borrowed $30 million as part of the transaction. The purchase price is subject to additional adjustments based upon growth in EBITDA during three earnout periods ending in December 2019, December 2020 and December 2021. During the three months ended March 31, 2019, NSM recorded a purchase price adjustment of $6 million relating to the fair value of the contingent consideration earnout liability in connection with the acquisition, which was not previously determined.
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
The contingent consideration earnout liabilities related to the NSM, Fresh Insurance and KBK acquisitions are subject to adjustments based upon EBITDA, EBITDA projections and present value factors for acquired entities.
For the three and nine months ended September 30, 2019, NSM recognized pre-tax (income) expense of $(2) million and $6 million for the change in the fair value of its contingent consideration earnout liabilities. For the three months ended September 30, 2019, the change was driven by a reduction in the earnout liability related to Fresh Insurance and NSM’s other U.K.-based operations. For the nine months ended September 30, 2019, the change was driven by an increase in the earnout liability related to KBK, partially offset by a reduction in the earnout liability related to Fresh Insurance and NSM’s other U.K.-based operations.
For both the three months ended September 30, 2018 and the period from May 11, 2018 through September 30, 2018, NSM recognized pre-tax expense of $3 million for the change in the fair value of its contingent consideration earnout liabilities. The change was driven by an increase in the earnout liability related to Fresh Insurance and NSM’s other U.K.-based operations.
Any future adjustments to contingent consideration earnout liabilities under the agreements will also be recognized through pre-tax income.
As of September 30, 2019 and December 31, 2018, NSM recorded contingent consideration earnout liabilities of $29 million and $20 million.
In the nine months ended September 30, 2019, NSM paid $3 million related to the contingent consideration earnout liabilities for NSM’s other U.K.-based operations. There were no payments made during the third quarter of 2019.

The following table presents the components of GAAP net income (loss), EBITDA and adjusted EBITDA included in White Mountains’s NSM segment for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30, 2019	May 11, 2018 to September 30, 2018
Millions	2019	2018
Commission revenues	$49.4	$35.0	$147.6	$56.4
Broker commission expenses	15.3	10.6	48.9	17.1
Gross profit	34.1	24.4	98.7	39.3
Other revenues	10.5	4.7	27.7	6.8
General and administrative expenses	33.3	23.5	91.4	35.7
Change in fair value of contingent consideration earnout liabilities	(2.0)	2.6	5.6	2.6
Amortization of other intangible assets	4.4	5.0	13.5	5.0
Interest expense	4.4	3.2	12.2	4.8
GAAP pre-tax income (loss)	4.5	(5.2)	3.7	(2.0)
Income tax expense (benefit)	1.7	(1.6)	1.7	(.5)
GAAP net income (loss)	2.8	(3.6)	2.0	(1.5)
Add back:
Interest expense	4.4	3.2	12.2	4.8
Income tax expense (benefit)	1.7	(1.6)	1.7	(.5)
General and administrative expenses — depreciation	.8	.6	2.0	1.0
Amortization of other intangible assets	4.4	5.0	13.5	5.0
EBITDA (1)	14.1	3.6	31.4	8.8
Add back:
Change in fair value of contingent consideration earnout liabilities	(2.0)	2.6	5.6	2.6
Acquisition-related transaction expenses	.3	.1	1.4	.6
Investments made in the development of new business lines	.1	.8	.3	.9
Restructuring expenses	.3	—	.4	—
Adjusted EBITDA (1)	$12.8	$7.1	$39.1	$12.9
(1) See “NON-GAAP FINANCIAL MEASURES” on page 71.

NSM Results—Three Months Ended September 30, 2019 versus Three Months Ended September 30, 2018
NSM reported pre-tax income of $5 million, adjusted EBITDA of $13 million and commission and other revenues of $60 million in the third quarter of 2019, compared to pre-tax loss of $5 million, adjusted EBITDA of $7 million and commission and other revenues of $40 million in the third quarter of 2018. Results for the third quarter of 2019 include the results of Embrace, which was acquired on April 1, 2019 and KBK, which was acquired on December 3, 2018.
NSM’s business consists of over 15 active programs. The pet vertical was added the second quarter of 2019 with the acquisition of Embrace. The following table presents the controlled premium and commission revenues by vertical for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019		2018
$ in Millions	Controlled Premium (1)	Commission and Other Revenues	Controlled Premium (1)	Commission and Other Revenues
Specialty Transportation	$78.4	$20.6	$35.1	$10.9
Real Estate	22.7	4.9	22.3	4.3
Social Services	29.7	7.4	28.0	6.9
Pet	23.1	10.4	—	—
United Kingdom	36.7	11.2	33.9	11.9
Other	38.6	5.4	40.0	5.7
Total	$229.2	$59.9	$159.3	$39.7
(1) Controlled Premium are total premiums placed by NSM during the period.

Specialty Transportation: NSM’s specialty transportation controlled premium and commission and other revenues increased significantly in the third quarter of 2019, compared to the third quarter of 2018, driven primarily by the acquisition of KBK in the fourth quarter of 2018. KBK contributed $43 million of controlled premium and $9 million of commission and other revenues in the third quarter of 2019.
Real Estate: NSM’s real estate controlled premium increased 2% in the third quarter of 2019, compared to the third quarter of 2018, driven primarily by organic growth in rate and units. The organic growth was driven by rate increases in coverages for coastal condominium associations combined with unit growth in NSM’s excess and surplus habitational program. NSM’s real estate commission and other revenues increased 14%, in the third quarter of 2019, compared to the third quarter of 2018, driven primarily by the increase in controlled premiums and the increases in rate. Commission and other revenues in the third quarter of 2019 also included an increase in earned deferred commissions.
Social Services: NSM’s social services controlled premium and commission and other revenues increased 6% and 3%, respectively, in the third quarter of 2019, compared to the third quarter of 2018. While the social services market remained competitive, increase in rate and growth in units were the primary drivers of the increases.
Pet: The pet program was added during the second quarter of 2019 with the acquisition of Embrace.
United Kingdom: NSM’s United Kingdom controlled premium increased 8% in the third quarter of 2019, compared to the third quarter of 2018, as growth in First Underwriting Limited, a MGA that was launched in the fourth quarter of 2018, more than offset a decline in brokerage premiums. However, commission and other revenues declined slightly due to product mix, as the brokerage programs have higher commission rates than First Underwriting Limited.
Other: NSM’s other controlled premium decreased 4% in the third quarter of 2019, compared to the third quarter of 2018, driven primarily by the brewery and winery business, which was placed into runoff in the first quarter of 2019. The decline in controlled premium resulted in the decline in commission and other revenues in the third quarter of 2019 compared to the third quarter of 2018.

NSM Results—Nine Months Ended September 30, 2019 versus Nine Months Ended September 30, 2018
NSM reported pre-tax income of $4 million, adjusted EBITDA of $39 million and commission and other revenues of $175 million in the nine months ended September 30, 2019. Results for the first nine months of 2019 include the results of Embrace, which was acquired on April 1, 2019, and KBK, which was acquired on December 3, 2018.
Since White Mountains acquired NSM on May 11, 2018, the results White Mountains reported for NSM in 2019 are not comparable to the same periods of 2018. White Mountains believes the following discussion of the trends in NSM’s business, including periods prior to White Mountains’s ownership of NSM, will be useful in understanding the newly acquired business. The following table presents the controlled premium and commission revenues by vertical for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019		2018
$ in Millions	Controlled Premium (1)	Commission and Other Revenues	Controlled Premium (1) (2)	Commission and Other Revenues (2)
Specialty Transportation	$225.9	$60.3	$97.4	$31.6
Real Estate	115.5	25.4	104.0	22.5
Social Services	77.6	19.7	76.1	19.1
Pet	43.8	19.9	—	—
United Kingdom	118.3	35.5	74.6	24.5
Other	95.6	14.5	94.1	15.3
Total	$676.7	$175.3	$446.2	$113.0
(1) Controlled Premium are total premiums placed by NSM during the period.
(2) Controlled Premium and Commission and Other Revenues includes results prior to White Mountains’s ownership of NSM.

Specialty Transportation: NSM’s specialty transportation controlled premium and commission and other revenues increased significantly in the first nine months of 2019, compared to the first nine months of 2018, driven primarily by the acquisition of KBK in the fourth quarter of 2018 and an increase in contingent commissions in the first nine months of 2019. KBK contributed $124 million and $25 million of controlled premium and commission and other revenues in the first nine months of 2019.
Real Estate: NSM’s real estate controlled premium increased 11% in the first nine months of 2019, compared to the first nine months of 2018, driven primarily by organic growth in both rate and units. The organic growth was driven primarily by rate increases in coverages for coastal condominium associations combined with significant unit growth in NSM’s excess and surplus habitational program. NSM’s real estate commission and other revenues increased 13% in the first nine months of 2019, compared to the first nine months of 2018, driven primarily by the increase in controlled premiums and the increases in rate. Other revenues in the first nine months of 2019 also included an increase in fee revenues.
Social Services: NSM’s social services controlled premium and commission and other revenues increased 2% and 3% respectively in the first nine months of 2019, compared to the first nine months of 2018. Increases in rate and growth in units were the primary driver of the increases.
Pet: The pet program was added during the second quarter of 2019 with the acquisition of Embrace.
United Kingdom: NSM’s United Kingdom controlled premium and commission and other revenue increased 59% and 45% in the first nine months of 2019, compared to the first nine months of 2018, driven primarily by the acquisition of Fresh Insurance on May 18, 2018 and the establishment of First Underwriting Limited in the fourth quarter of 2018. Fresh Insurance’s controlled premium and commission and other revenues contributed $48 million and $18 million in the first nine months of 2019, compared to $27 million and $9 million from the date of acquisition to the end of the third quarter of 2018. First Underwriting Limited contributed $26 million and $2 million controlled premium and commission and other revenues in the first nine months of 2019.
Other: NSM’s other controlled premium was flat in the first nine months of 2019, compared to the first nine months of 2018, driven primarily by the brewery and winery business, which was placed into runoff in the first quarter of 2019. The decrease in commissions and other revenue from the brewery and winery business that is in runoff and lower average commission rates resulted in the slightly lower commission and other revenue in the first nine months of 2019, compared to the first nine months of 2018.

Kudu

The following table presents a summary of White Mountains’s financial results from its Kudu segment for the three and nine months ended September 30, 2019:

	Three Months Ended September 30, 2019	April 4, 2019 to September 30, 2019

Millions
Net investment income	$4.6	$8.6
Net realized and unrealized investment gains	2.7	3.1
Other revenues	.2	.2
Total revenues	7.5	11.9
General and administrative expenses	4.5	6.7
Amortization of other intangible assets	.2	.2
Total expenses	4.7	6.9
Pre-tax income	$2.8	$5.0

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
On April 4, 2019, White Mountains completed its acquisition of the ownership interests in Kudu held by certain funds managed by Oaktree Capital Management, L.P. (“Oaktree”). In addition, White Mountains assumed all of Oaktree’s unfunded capital commitments to Kudu, increasing White Mountains’s total capital commitment to $250 million. As a result of the Kudu Transaction, White Mountains’s basic unit ownership of Kudu increased from 49.5% to 99.1% (42.7% to 85.4% on a fully diluted, fully converted basis), and White Mountains began consolidating Kudu in its financial statements in the second quarter of 2019.
In the third quarter of 2019, Kudu deployed $77 million, including transaction costs, in three investment management firms and has now deployed a total of $222 million, including transaction costs, in eight investment management firms with combined assets under management of over $30 billion, spanning a range of asset classes, including real estate, real assets, wealth management, hedge funds and alternative credit strategies.
Kudu reported pre-tax income of $3 million and revenues of $8 million in the third quarter of 2019. Kudu reported pre-tax income of $5 million and revenues of $12 million for the period from April 4, 2019, the date of the Kudu Transaction, to September 30, 2019. Kudu’s pre-tax income and total revenues for these periods were largely attributable to investment income and unrealized gains on its investments in asset management and wealth management firms.

MediaAlpha

As a result of the MediaAlpha Transaction, White Mountains’s reduced its ownership interest in MediaAlpha to 48% of the basic units outstanding (42% on a fully diluted, fully converted basis). White Mountains’s remaining ownership interest in MediaAlpha no longer meets the criteria for a controlling ownership interest and, accordingly, White Mountains deconsolidated MediaAlpha as of February 26, 2019. Subsequent to the MediaAlpha Transaction, White Mountains accounts for its investment in MediaAlpha at fair value within other long-term investments. See Summary of Investment Results on page 63.
The following table presents the components of GAAP net loss included in White Mountains’s MediaAlpha segment for the period from January 1, 2019 to February 26, 2019 and the three and nine months ended September 30, 2018:

Millions	January 1, 2019 to February 26, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Advertising and commission revenues	$48.8	$74.5	$216.4
Cost of sales	40.6	61.8	179.1
Gross profit	8.2	12.7	37.3
Other revenue	—	—	1.6
General and administrative expenses	5.7	5.4	21.2
General and administrative expenses - MediaAlpha Transaction related costs	6.8	—	—
Amortization of other intangible assets	1.6	2.4	7.8
Interest expense	.2	.2	.9
GAAP pre-tax (loss) income	$(6.1)	$4.7	$9.0

MediaAlpha reported GAAP pre-tax loss of $6 million and revenues of $49 million from January 1, 2019 to February 26, 2019, the date of the MediaAlpha Transaction.
MediaAlpha reported pre-tax income of $5 million and $9 million and revenues of $75 million and $216 million in the three and nine months ended September 30, 2018. MediaAlpha’s results for the three and nine months ended September 30, 2018 were primarily driven by growth in the P&C and the Health, Medicare and Life verticals.

Other Operations

The following table presents a summary of White Mountains’s financial results from its Other Operations segment for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2019	2018	2019	2018
Net investment income	$8.4	$8.6	$30.7	$32.4
Net realized and unrealized investment gains	57.2	70.2	199.6	37.3
Realized gain and unrealized investment gain from the MediaAlpha Transaction	—	—	182.2	—
Advertising and commission revenues	1.9	1.1	4.5	3.0
Other revenues	2.6	.4	3.6	.6
Total revenues	70.1	80.3	420.6	73.3
Cost of sales	2.3	1.1	5.0	2.9
General and administrative expenses	27.7	26.0	87.2	79.0
Amortization of other intangible assets	—	—	.1	.1
Interest expense	.3	—	.3	.3
Total expenses	30.3	27.1	92.6	82.3
Pre-tax income (loss)	$39.8	$53.2	$328.0	$(9.0)

Other Operations Results—Three Months Ended September 30, 2019 versus Three Months Ended September 30, 2018
White Mountains’s Other Operations segment reported pre-tax income of $40 million in the third quarter of 2019, compared to $53 million in the third quarter of 2018. White Mountains’s Other Operations segment reported net realized and unrealized investment gains of $57 million in the third quarter of 2019, compared to $70 million in the third quarter of 2018. White Mountains’s Other Operations segment reported net investment income of $8 million in the third quarter of 2019, compared to $9 million in the third quarter of 2018. See Summary of Investment Results on page 63.

Other Operations Results—Nine Months Ended September 30, 2019 versus Nine Months Ended September 30, 2018
White Mountains’s Other Operations segment reported pre-tax income of $328 million in the nine months ended September 30, 2019, compared to pre-tax loss of $9 million in the nine months ended September 30, 2018. The change was driven primarily by $182 million of total gains from the MediaAlpha Transaction and higher investment returns. White Mountains’s Other Operations segment reported net realized and unrealized investment gains, excluding the MediaAlpha Transaction, of $200 million in the nine months ended September 30, 2019, compared to net realized and unrealized investment losses of $37 million in the nine months ended September 30, 2018. White Mountains’s Other Operations segment reported net investment income of $31 million in the nine months ended September 30, 2019, compared to $32 million in the nine months ended September 30, 2018. See Summary of Investment Results on page 63. General and administrative expenses were $87 million in the nine months ended September 30, 2019, compared to $79 million in the nine months ended September 30, 2018. The increase was driven primarily by higher incentive compensation costs, driven primarily by an increase in both White Mountains’s share price and the assumed harvest percentage on outstanding performance shares.

II. Summary of Investment Results

White Mountains’s total investment results include results from all segments. For purposes of discussing rates of return, all percentages are presented gross of management fees and trading expenses in order to produce a better comparison to benchmark returns.
The following table presents the pre-tax investment return for White Mountains’s consolidated portfolio for the three and nine months ended September 30, 2019 and 2018:

Gross Investment Returns and Benchmark Returns

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Common equity securities	1.0%	6.1%	18.4%	7.4%
Other long-term investments	8.7%	6.5%	44.0%	3.7%
Other long-term investments - excluding MediaAlpha Transaction	8.7%	6.5%	8.9%	3.7%
Total common equity securities and other long-term investments	5.1%	6.2%	27.6%	6.6%
Total common equity securities and other long-term investments - excluding MediaAlpha Transaction	5.1%	6.2%	17.2%	6.6%
S&P 500 Index (total return)	1.7%	7.7%	20.6%	10.6%

Fixed income investments	1.3%	0.4%	5.7%	0.0%
Bloomberg Barclays U.S. Intermediate Aggregate Index	1.4%	0.1%	6.2%	(0.9)%

Total consolidated portfolio	3.1%	3.1%	15.9%	2.8%
Total consolidated portfolio - excluding MediaAlpha Transaction	3.1%	3.1%	11.3%	2.8%

Investment Returns—Three and Nine Months Ended September 30, 2019 versus Three and Nine Months Ended September 30, 2018
White Mountains’s pre-tax total return on invested assets was 3.1% in both the third quarter of 2019 and 2018. White Mountains’s pre-tax total return on invested assets was 15.9% in the first nine months of 2019, which included $115 million in pre-tax unrealized investment gain from the MediaAlpha Transaction. Excluding the MediaAlpha Transaction, White Mountains’s pre-tax total return on invested assets was 11.3% in the first nine months of 2019, compared to 2.8% in the first nine months of 2018. The returns for the third quarter of 2019 were driven primarily by a $35 million increase in the fair value of White Mountains’s investment in MediaAlpha, which was driven by continued growth in profitability metrics since the MediaAlpha Transaction. The returns for the third quarter of 2019 were also driven by a $15 million increase in the fair value of White Mountains’s investment in PassportCard/DavidShield, which was driven by continued growth in profitability metrics during the course of the year, and the decline in interest rates. The returns for the third quarter and first nine months of 2018 were driven primarily by White Mountains’s exposure to U.S. equity markets through its investments in ETFs, which more than offset losses from international common equity securities.

Common Equity Securities and Other Long-Term Investments Results
White Mountains’s portfolio of common equity securities and other long-term investments was $1.4 billion and $1.3 billion as of September 30, 2019 and December 31, 2018. See Note 3 - “Investment Securities”. White Mountains’s portfolio of common equity securities and other long-term investments represented approximately 49% of total invested assets as of both September 30, 2019 and December 31, 2018.
White Mountains’s portfolio of common equity securities and other long-term investments returned 5.1% in the third quarter of 2019, compared to 6.2% in the third quarter of 2018. In the first nine months of 2019, White Mountains’s portfolio of common equity securities and other long-term investments returned 27.6%, which included unrealized gains from the MediaAlpha Transaction. Excluding the MediaAlpha Transaction, White Mountains’s portfolio of common equity securities and other long-term investments returned 17.2% in the first nine months of 2019, compared to 6.6% in the first nine months of 2018.

White Mountains’s portfolio of common equity securities was $630 million and $926 million as of September 30, 2019 and December 31, 2018. White Mountains’s portfolio of common equity securities returned 1.0% and 18.4% in the third quarter and first nine months of 2019, underperforming the S&P 500 Index return of 1.7% and 20.6% for the comparable periods. White Mountains’s portfolio of common equity securities returned 6.1% and 7.4% in the third quarter and first nine months of 2018, underperforming the S&P 500 Index returns of 7.7% and 10.6% for the comparable periods. White Mountains’s portfolio of common equity securities primarily consists of passive ETFs and publicly-traded common equity securities that are actively managed by third-party registered investment advisers.
White Mountains’s portfolio of ETFs seeks to provide investment results that generally correspond to the performance of broad market indices. White Mountains’s portfolio of ETFs was $520 million and $675 million as of September 30, 2019 and December 31, 2018. In the third quarter and first nine months of 2019 and 2018, the ETFs essentially earned the effective index return, before expenses, over the period in which White Mountains was invested in these funds.
As of September 30, 2019, White Mountains’s relationships with third-party registered investment advisers (the “actively managed common equity portfolio”) were with Highclere International Investors (“Highclere”), who invests in small- and mid-cap equity securities listed in markets outside of the United States and Canada through a unit trust and Silchester International Investors (“Silchester”), who invests in value-oriented non-U.S. equity securities through a unit trust. In September 2019, White Mountains redeemed $82 million from its Highclere and Silchester accounts in order to right-size its international common stock exposure in the context of the overall portfolio of common equity securities. In February 2019, White Mountains terminated its relationship with Lateef Investment Management (“Lateef”), a growth at a reasonable price adviser managing a highly-concentrated separate account portfolio of U.S. mid-cap and large-cap growth companies.
White Mountains’s actively managed common equity portfolio was $110 million and $250 million as of September 30, 2019 and December 31, 2018. White Mountains’s actively managed common equity portfolio returned -0.2% and 13.0% in the third quarter and first nine months of 2019, underperforming the S&P 500 Index return of 1.7% and 20.6% for the comparable periods. The underperformance in the third quarter of 2019 was driven by poor relative returns from the international common equity portfolios managed by Highclere and Silchester. The underperformance for the first nine months of 2019 was driven by poor relative returns from the international common equity portfolios managed by Highclere and Silchester, partially offset by favorable relative returns from the Lateef-managed common equities portfolio prior to the termination of the relationship in February 2019. White Mountains’s actively managed common equity portfolio returned 2.8% and 1.8% in the third quarter and first nine months of 2018, underperforming the S&P 500 Index return of 7.7% and 10.6%. The underperformance for both periods was due primarily to the international common equity portfolios managed by Highclere and Silchester.
White Mountains maintains a portfolio of other long-term investments that primarily consists of unconsolidated entities, including Kudu’s investments (non-controlling equity interests in the form of revenue and earnings participations), private equity funds, hedge funds and insurance-linked securities (“ILS”) funds. White Mountains’s portfolio of other long-term investments was $774 million and $326 million as of September 30, 2019 and December 31, 2018.
White Mountains’s other long-term investments portfolio returned 8.7% in the third quarter of 2019, compared to 6.5% in the third quarter of 2018. For the first nine months of 2019, White Mountains’s other long-term investments portfolio returned 44.0%, which included unrealized investment gains from the MediaAlpha Transaction. Excluding the MediaAlpha Transaction,
White Mountains’s other long-term investments portfolio returned 8.9% in the first nine months of 2019, compared to 3.7% in the first nine months of 2018. The returns in the third quarter and first nine months of 2019 were driven primarily by a $35 million increase in the fair value of White Mountains’s investment in MediaAlpha, which was driven by continued growth in profitability metrics since the MediaAlpha Transaction. The returns in the third quarter and first nine months of 2019 were also driven by a $15 million increase in the fair value of White Mountains’s investment in PassportCard/DavidShield, which was driven by continued growth in profitability metrics during the course of the year. The results for the third quarter of 2018 were driven primarily by gains from private equity funds. The results in the first nine months of 2018 were driven primarily by gains from private equity funds and a long/short hedge fund, partially offset by losses from a foreign currency forward contract closed during the first quarter of 2018.
In the second quarter of 2019, White Mountains made an investment in three multi-investor ILS funds managed by Elementum Advisors, LLC (“Elementum”), a third-party registered investment adviser specializing in natural catastrophe ILS. Elementum manages separate accounts and pooled investment vehicles across various ILS sectors, including catastrophe bonds, collateralized reinsurance instruments and industry loss warranties, on behalf of third-party clients. As of September 30, 2019, White Mountains had approximately $41 million invested in these ILS funds.

Fixed Income Results
White Mountains’s fixed income portfolio, including short-term investments, was $1.4 billion as of September 30, 2019 and $1.3 billion as of December 31, 2018. The duration of White Mountains’s fixed income portfolio, including short-term investments, was 2.7 years and 3.4 years as of September 30, 2019 and December 31, 2018.
White Mountains’s fixed income portfolio returned 1.3% and 5.7% in the third quarter and first nine months of 2019, compared with Bloomberg Barclays U.S. Intermediate Aggregate Index returns of 1.4% and 6.2%. The underperformance for the first nine months of 2019 was primarily attributable to the short duration positioning of the fixed income portfolio and a significant decline in interest rates over the period. White Mountains’s fixed income portfolio returned 0.4% and 0.0% in the third quarter and first nine months of 2018, compared with Bloomberg Barclays U.S. Intermediate Aggregate Index returns of 0.1% and -0.9%. The outperformance was driven primarily by strong performance from White Mountains’s overweight exposure to debt securities issued by corporations coupled with the short duration positioning of the fixed income portfolio, which mitigated the adverse impact of rising interest rates over the periods.

Foreign Currency Exposure

As of September 30, 2019, White Mountains had foreign currency exposure on $175 million of net assets primarily related to common equity securities managed by Silchester and Highclere, NSM’s U.K. operations and certain foreign consolidated and unconsolidated entities.
From time to time, White Mountains may enter into foreign currency forward contracts in order to mitigate its foreign currency exposure on certain invested assets. As of September 30, 2019, White Mountains does not have any open foreign currency forward contracts.
The following table presents the fair value of White Mountains’s foreign denominated net assets as of September 30, 2019:

Currency $ in Millions	Fair Value	% of Common Shareholders’ Equity
GBP	$65.4	2.1%
JPY	36.4	1.1
EUR	36.1	1.1
All other	37.5	1.2
Total	$175.4	5.5%

Income Taxes

The Company and its Bermuda domiciled subsidiaries are not subject to Bermuda income tax under current Bermuda law. In the event there is a change in the current law and taxes are imposed, the Company and its Bermuda domiciled subsidiaries would be exempt from such tax until March 31, 2035 pursuant to the Bermuda Exempted Undertakings Tax Protection Act of 1966. The Company has subsidiaries and branches that operate in various other jurisdictions around the world that are subject to tax in the jurisdictions in which they operate.  The jurisdictions in which the Company’s subsidiaries and branches are subject to tax are Barbados, Ireland, Israel, Luxembourg, the United Kingdom and the United States.
White Mountains’s income tax expense related to pre-tax income from continuing operations in the three and nine months ended September 30, 2019 represented an effective tax rate of 17% and 5%. The effective tax rate in the three and nine months ended September 30, 2019 was different from the current U.S. statutory rate of 21% due to income generated in jurisdictions with lower tax rates than the United States, state income taxes and a tax benefit recorded at BAM. Also, the effective tax rate for the nine months ended September 30, 2019 was different from the current U.S. statutory rate of 21% due to the release of a full valuation allowance on the net deferred tax assets of the U.S. consolidated group Guilford Holdings, Inc. and subsidiaries (“Guilford”). Guilford includes Kudu, White Mountains’s investment in MediaAlpha, various service companies and certain other entities and investments that are included in the Other Operations segment. For BAM, MSC and the related taxes thereon, are recorded directly to non-controlling interest equity, while the valuation allowance on such taxes is recorded through the income statement. In the three and nine months ended September 30, 2019, BAM recorded a tax benefit of $4 million and $7 million associated with the valuation allowance on taxes related to MSC that is included in the effective tax rate. See Note 6 — “Income Taxes”.
White Mountains’s income tax benefit related to pre-tax income (loss) from continuing operations in the three and nine months ended September 30, 2018 represented an effective tax rate of (8)% and 1%. The effective tax rate was different from the U.S. statutory rate of 21% due to a full valuation allowance on net deferred tax assets at U.S. operations, consisting of Guilford and BAM, withholding taxes, state income taxes and a tax benefit recorded at BAM. For BAM, MSC and the related taxes thereon, are recorded directly to non-controlling interest equity, while the valuation allowance on such taxes is recorded through the income statement. In the three and nine months ended September 30, 2018, BAM recorded a tax benefit of $2 million and $4 million associated with the valuation allowance on taxes related to MSC that is included in the effective tax rate. See Note 6 — “Income Taxes”.

Discontinued Operations

Sirius Group Tax Contingency
In late October 2018, the Swedish Administrative Court ruled against Sirius Group on its appeal of the Swedish Tax Agency’s denial of certain interest deductions relating to periods prior to the sale of Sirius Group to CMI in 2016. In connection with the sale, White Mountains indemnified Sirius Group against the loss of these interest deductions. As a result, in the third quarter of 2018, White Mountains recorded a loss of $17 million within net (loss) gain on sale of discontinued operations reflecting the value of these interest deductions. As of September 30, 2019 and December 31, 2018, White Mountains reported a liability of $16 million and $17 million, reflecting the value of these interest deductions. For the three and nine months ended September 30, 2019, the decrease in the liability of $1 million and $2 million is due to foreign currency translation and included within net gain on sale of discontinued operations.

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

Dividend Capacity

The following is a description of the dividend capacity of White Mountains’s reinsurance and other operating subsidiaries:

HG Global/BAM
As of September 30, 2019, HG Global had $619 million face value of preferred shares outstanding, of which White Mountains owned 96.9%. Holders of the HG Global preferred shares receive cumulative dividends at a fixed annual rate of 6.0% on a quarterly basis, when and if declared by HG Global. During the nine months ended September 30, 2019, HG Global declared and paid a $2 million preferred dividend. As of September 30, 2019, HG Global has accrued $327 million of dividends payable to holders of its preferred shares, $317 million of which is payable to White Mountains and is eliminated in consolidation. As of September 30, 2019, HG Global and its subsidiaries had $1 million of cash and fixed maturity investments outside of HG Re.
HG Re is a Special Purpose Insurer subject to regulation and supervision by the BMA, but it does not require regulatory approval to pay dividends. However, pursuant to the FLRT with BAM, HG Re’s dividend capacity is limited to amounts held outside of the collateral trusts. As of September 30, 2019, HG Re had statutory capital and surplus of $735 million, $787 million of assets held in the collateral trusts pursuant to the FLRT with BAM and $1 million of cash held outside the collateral trusts.
No payment of interest or principal on the BAM Surplus Notes may be made without the approval of the New York State Department of Financial Services (“NYDFS”). BAM has stated its intention to seek regulatory approval to pay interest and principal on its surplus notes to the extent that its remaining qualified statutory capital and other capital resources continue to support its outstanding obligations, its business plan and its “AA/stable” rating from Standard & Poor’s. During the nine months ended September 30, 2019, BAM made no payment of interest or principal on the BAM Surplus Notes.

NSM
During the nine months ended September 30, 2019, NSM did not make any distributions to its unitholders. As of September 30, 2019, NSM had $39 million of net unrestricted cash and short-term investments.

Kudu
During the nine months ended September 30, 2019, Kudu did not make any distributions to its unitholders. As of September 30, 2019, Kudu had $5 million of net unrestricted cash and short-term investments.

Other Operations
During the nine months ended September 30, 2019, White Mountains paid a $3 million common share dividend. As of September 30, 2019, the Company and its intermediate holding companies had $614 million of net unrestricted cash, short-term investments and fixed maturity investments, $630 million of common equity securities and $187 million of private equity funds, hedge funds and ILS funds.

Financing

The following table presents White Mountains’s capital structure as of September 30, 2019 and December 31, 2018:

$ in Millions	September 30, 2019	December 31, 2018
NSM Bank Facility, carrying value	$217.7	$176.6
Other NSM debt	1.7	1.9
MediaAlpha Bank Facility, carrying value (1)	—	14.2
Other Operations debt	10.8	—
Total debt	230.2	192.7
Non-controlling interests—excluding BAM	32.7	45.7
Total White Mountains’s common shareholders’ equity	3,193.4	2,843.1
Total capital	3,456.3	3,081.5
Time-value discount on expected future payments on the BAM Surplus Notes (2)	(132.8)	(141.2)
HG Global’s unearned premium reserve (2)	160.4	136.9
HG Global’s net deferred acquisition costs (2)	(42.0)	(34.6)
Total adjusted capital	$3,441.9	$3,042.6

Total debt to total adjusted capital	6.7%	6.3%
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
On May 11, 2018, NSM entered into a secured credit facility (the “NSM Bank Facility”) with Ares Capital Corporation in order to refinance NSM’s debt and to fund the acquisition of Fresh Insurance. The NSM Bank Facility is comprised of term loans totaling $224 million and a revolving credit loan commitment of $10 million. The term loans under the NSM Bank Facility mature on May 11, 2024, and the revolving credit loan under the NSM Bank Facility matures on May 11, 2023. During the nine months ended September 30, 2019, NSM borrowed $43 million in term loans, which included $20 million and $23 million for the funding of the acquisitions of Embrace and the Renewal Rights, respectively. Additionally, during the nine months ended September 30, 2019, NSM borrowed and repaid $7 million of revolving credit loans and repaid $1 million of term loans under the NSM Bank Facility. As of September 30, 2019, $222 million of term loans were outstanding under the NSM Bank Facility and the revolving facility was undrawn.

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
On June 15, 2018, NSM entered into an interest rate swap agreement to hedge its exposure to interest rate risk on $151 million of its variable rate term loans. Under the terms of the swap agreement, NSM pays a fixed rate of 2.97% and receives a variable rate, which is reset monthly, based on then-current LIBOR. As of September 30, 2019, the variable rate received by NSM under the swap agreement was 2.11%. As of September 30, 2019, the interest rate, including the effect of the swap, for the outstanding term loans of $149 million that are hedged by the swap was 7.47%. The effective interest on the outstanding term loans of $73 million that are unhedged was 7.12%. The effective interest rate on the total outstanding term loans under the NSM Bank Facility of $222 million was 7.17%, excluding the effect of debt issuance costs. See Note 7 — “Derivatives — NSM Interest Rate Swap”.
The NSM Bank Facility is secured by all property of the loan parties and contains various affirmative, negative and financial covenants that White Mountains considers to be customary for such borrowings, including a maximum consolidated total leverage ratio covenant.

Covenant Compliance
As of September 30, 2019, White Mountains was in compliance with all of the covenants under all of its debt instruments.

NSM Bank Facility
The consolidated total leverage ratio in the NSM Bank Facility is determined by dividing NSM’s debt by its EBITDA, both as defined in the NSM Bank Facility.
Debt is defined to include indebtedness for borrowed money, due and payable earnouts on permitted acquisitions and various other adjustments specified in the NSM Bank Facility, less unrestricted cash and cash equivalents (“Bank Debt”). NSM’s Bank Debt was $185 million as of September 30, 2019.
EBITDA is defined to include adjusted EBITDA (see NON-GAAP FINANCIAL MEASURES on page 71) plus additional adjustments (i) to exclude certain expenses not already excluded from adjusted EBITDA as specified in NSM’s Bank Facility and (ii) to include/exclude historical earnings of acquired/disposed companies (“Bank EBITDA”). NSM’s Bank EBITDA was $51 million for the trailing twelve months ended September 30, 2019.
The maximum consolidated total leverage ratio covenant was 5.5x. NSM’s actual consolidated total leverage ratio as of September 30, 2019 was 3.6x.

Share Repurchases

White Mountains’s board of directors has authorized the Company to repurchase its common shares from time to time, subject to market conditions. The repurchase authorizations do not have a stated expiration date. During the nine months ended September 30, 2019, White Mountains repurchased and retired 5,679 of its common shares for $5 million, at an average share price of $858, which was approximately 85% of White Mountains’s September 30, 2019 adjusted book value per share. All of the shares White Mountains repurchased in the first nine months of 2019 were to satisfy employee income tax withholding pursuant to employee benefit plans in the first quarter of 2019. Shares repurchased pursuant to employee benefit plans do not reduce the board authorization. As of September 30, 2019, White Mountains may repurchase an additional 635,705 shares under these board authorizations. In addition, White Mountains has also repurchased its common shares from time to time through tender offers that were separately approved by its board of directors.
During the nine months ended September 30, 2018, White Mountains repurchased and retired 585,033 of its common shares for $513 million, at an average share price of $877, which was approximately 95% of White Mountains’s September 30, 2018 adjusted book value per share. The majority of these shares were repurchased through a “modified Dutch auction” tender offer that White Mountains completed on May 11, 2018, through which it repurchased 575,068 of its common shares at a purchase price of $875 per share for a total cost of approximately $505 million, including expenses.

Cash Flows

Detailed information concerning White Mountains’s cash flows during the nine months ended September 30, 2019 and 2018 follows:

Cash flows from operations for the nine months ended September 30, 2019 and September 30, 2018
Net cash used for operations was $73 million in the nine months ended September 30, 2019, compared to $31 million in the nine months ended September 30, 2018. The increase in cash used for operations was driven primarily by Kudu’s investments in asset management firms.
During nine months ended September 30, 2019 and 2018, White Mountains made long-term incentive payments totaling $19 million and $28 million. White Mountains does not believe these trends will have a meaningful impact on its future liquidity or its ability to meet its future cash requirements.

Cash flows from investing and financing activities for the nine months ended September 30, 2019 and September 30, 2018

Financing and Other Capital Activities
During the nine months ended September 30, 2019, the Company declared and paid a $3 million cash dividend to its common shareholders.
During the nine months ended September 30, 2019, White Mountains repurchased and retired 5,679 of its common shares for $5 million, all of which were repurchased under employee benefit plans for statutory withholding tax payments.
During the nine months ended September 30, 2019, BAM received $44 million in MSC.
During the nine months ended September 30, 2019, NSM borrowed $20 million for the Embrace transaction and $23 million for the Renewal Rights transaction, both as term loans under the NSM Bank Facility. Additionally, during the nine months ended September 30, 2019, NSM borrowed and repaid $7 million of revolving credit loans and repaid $1 million of term loans under the NSM Bank Facility.

Acquisitions and Dispositions
On June 28, 2019, NSM acquired the Renewal Rights from AIG for $83 million.
On May 31, 2019, White Mountains acquired a 30% limited partnership interest in Elementum for $55 million. As part of the Elementum Transaction, White Mountains also committed to invest $50 million in insurance-linked securities funds managed by Elementum. As of September 30, 2019, White Mountains had invested $40 million into Elementum-managed funds.
On April 4, 2019, White Mountains completed the Kudu Transaction for $81 million. In addition, White Mountains assumed all of Oaktree’s unfunded capital commitments to Kudu, increasing White Mountains’s total capital commitment to $250 million. During the period from April 4, 2019 to September 30, 2019, Kudu closed three transactions, deploying $77 million, including transaction costs, which was funded by White Mountains.
On April 1, 2019, NSM acquired 100% of Embrace for $72 million, net of cash acquired.
On February 26, 2019, White Mountains received net cash proceeds of $88 million from the MediaAlpha Transaction.

Cash flows from investing and financing activities for the nine months ended September 30, 2018

Financing and Other Capital Activities
During the nine months ended September 30, 2018, the Company declared and paid a $4 million cash dividend to its common shareholders.
During the nine months ended September 30, 2018, White Mountains repurchased and retired 585,033 of its common shares for $513 million, which included 9,965 shares for $8 million repurchased under employee benefit plans for statutory withholding tax payments.
During the nine months ended September 30, 2018, BAM received $27 million in MSC.
During the nine months ended September 30, 2018, NSM borrowed $51 million under the NSM Bank Facility for the Fresh Insurance acquisition. Additionally, during the nine months ended September 30, 2018, NSM repaid $2 million on the revolving loan under the NSM Bank Facility.
During the nine months ended September 30, 2018, MediaAlpha paid $12 million of dividends to its shareholders, of which $8 million was paid to White Mountains.
During the nine months ended September 30, 2018, MediaAlpha repaid $3 million of the term loan and $6 million of the revolving loan under the MediaAlpha Bank Facility.

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
Adjusted book value per share is a non-GAAP financial measure, which is derived by adjusting (i) the GAAP book value per share numerator and (ii) the common shares outstanding denominator, as described below. The GAAP book value per share numerator is adjusted (i) to include a discount for the time value of money arising from the expected timing of cash payments of principal and interest on the BAM surplus notes and (ii) to add back the unearned premium reserve, net of deferred acquisition costs, at HG Global. Under GAAP, White Mountains is required to carry the BAM surplus notes, including accrued interest, at nominal value with no consideration for time value of money. Based on a debt service model that forecasts operating results for BAM through maturity of the surplus notes, the present value of the BAM surplus notes, including accrued interest, was estimated to be $137 million, $140 million, $146 million and $151 million less than the nominal GAAP carrying values as of September 30, 2019, June 30, 2019, December 31, 2018, and September 30, 2018, respectively. The value of HG Global’s unearned premium reserve, net of deferred acquisition costs, was $122 million, $113 million, $106 million and $94 million as of September 30, 2019, June 30, 2019, December 31, 2018, and September 30, 2018, respectively. White Mountains believes these adjustments are useful to management and investors in analyzing the intrinsic value of HG Global, including the value of the surplus notes and the value of the in-force business at HG Re, HG Global’s reinsurance subsidiary. The denominator used in the calculation of adjusted book value per share equals the number of common shares outstanding, adjusted to exclude unearned restricted common shares, the compensation cost of which, at the date of calculation, has yet to be amortized. Restricted common shares are earned on a straight-line basis over their vesting periods. The reconciliation of GAAP book value per share to adjusted book value per share is included on page 46.
The underlying growth in adjusted book value per share on page 45 reflects the estimated gain from the MediaAlpha Transaction as if it had closed as of December 31, 2018. A reconciliation from GAAP to the reported percentage is as follows:

	As of September 30, 2019	As of December 31, 2018	Growth % (1)
GAAP book value per share	$1,002.53	$896.00	12.0%
Estimated gain from the MediaAlpha Transaction as of December 31, 2018	—	55.07
GAAP book value per share including the estimated gain from the MediaAlpha Transaction as of December 31, 2018	1,002.53	951.07	5.5%
Adjustments to book value per share (see reconciliation on page 46)	2.23	(8.15)
Adjusted book value per share including the estimated gain from the MediaAlpha Transaction as of December 31, 2018	$1,004.76	$942.92	6.7%
(1) Growth includes $1.00 per share dividend paid during the first quarter of 2019.

Gross written premiums and MSC from new business is a non-GAAP financial measure, which is derived by adjusting gross written premiums and MSC collected (i) to include the present value of future installment MSC not yet collected and (ii) to exclude the impact of gross written premium adjustments related to policies closed in prior periods. White Mountains believes these adjustments are useful to management and investors in evaluating the volume and pricing of new business closed during the period. The reconciliation from GAAP gross written premiums to gross written premiums and MSC from new business is included on page 52.
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

White Mountains believes that these non-GAAP financial measures are useful to management and investors in evaluating NSM’s performance. The reconciliation of NSM’s GAAP net income (loss) to EBITDA and adjusted EBITDA is included on page 57.
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

	For the Nine Months Ended September 30, 2019
	GAAP Returns	Remove MediaAlpha Transaction	Returns - Excluding MediaAlpha Transaction
Total consolidated portfolio returns	15.9%	(4.6)%	11.3%
Common equity securities and other long-term investments returns	27.6%	(10.4)%	17.2%
Other long-term investments returns	44.0%	(35.1)%	8.9%

CRITICAL ACCOUNTING ESTIMATES

Refer to the Company’s 2018 Annual Report on Form 10-K for a complete discussion regarding White Mountains’s critical accounting estimates. The following presents an update to Fair Value Measurements as of September 30, 2019.

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
As of September 30, 2019, approximately 73% of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs.

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

Other Long-term Investments - NAV
White Mountains’s portfolio of other long-term investments includes investments in private equity funds, hedge funds and ILS funds. White Mountains employs a number of procedures to assess the reasonableness of the fair value measurements for its private equity funds, hedge funds and ILS funds, including obtaining and reviewing periodic and audited annual financial statements as well as discussing each fund’s pricing with the fund manager throughout the year. However, since the fund managers do not provide sufficient information to evaluate the pricing methods and inputs for each underlying investment, White Mountains considers the inputs to be unobservable. The fair value of White Mountains’s private equity fund, hedge fund and ILS fund investments is generally determined using the fund manager’s NAV. In the event that White Mountains believes the fair value of a private equity fund, hedge fund or ILS fund differs from the NAV reported by the fund manager due to illiquidity or other factors, White Mountains will adjust the reported NAV to more appropriately represent the fair value of its investment in the private equity fund, hedge fund or ILS fund.

Valuation of White Mountains’s investments in MediaAlpha and PassportCard/DavidShield
White Mountains periodically performs valuation analyses of its investments in MediaAlpha and PassportCard/DavidShield, which represent White Mountains’s most significant unconsolidated entities. White Mountains uses an income approach to valuation based on discounted cash flows. The valuation models included key inputs such as expected future cash flows, a discount rate, a terminal revenue growth rate for MediaAlpha and a terminal revenue exit multiple for PassportCard/DavidShield. The expected future cash flows were based on management judgment, considering current performance along with budgets and projected future results. The discount rates reflected the weighted average cost of capital, considering comparable public company data, adjusted for risks specific to the investee and industry. The terminal revenue growth rate for MediaAlpha was based on company, industry and macroeconomic expectations of perpetual revenue growth subsequent to the end of the discrete period in the discounted cash flow analysis. The terminal revenue exit multiple for PassportCard/DavidShield was based on expectations of revenue for the investee in an exit year, considering comparable companies and similar transaction multiple data.

MediaAlpha
From a range of values, White Mountains concluded that a discount rate of 16.5% and a terminal revenue growth rate of 4.0% was appropriate for the valuation of its investment in MediaAlpha. Utilizing these assumptions, White Mountains determined that the carrying value of its investment in MediaAlpha was $150 million as of September 30, 2019. The carrying value equals a multiple of 11 times MediaAlpha’s trailing 12 months management adjusted EBITDA as of September 30, 2019.
With an income approach, small changes to inputs in a valuation model may result in significant changes to fair value. The following table presents the estimated effect on the fair value of White Mountains’s investment in MediaAlpha as of September 30, 2019, resulting from changes in key inputs to the discounted cash flow analysis, including the discount rate and terminal revenue growth rate:

$ in Millions	Discount Rate
Terminal Revenue Growth Rate	14.5%	15.5%	16.5%	17.5%	18.5%
4.5%	$192	$171	$154	$140	$127
4.0%	$186	$167	$150	$137	$125
3.5%	$181	$163	$148	$135	$123

PassportCard/DavidShield
From a range of values, White Mountains concluded that a discount rate of approximately 18.0% and a terminal revenue exit multiple of 1 times revenue was appropriate for the valuation of its investment in PassportCard/DavidShield. Utilizing these assumptions, White Mountains determined that the carrying value of its investment in PassportCard/DavidShield was $90 million as of September 30, 2019. The carrying value equals a multiple of 10 times PassportCard/DavidShield’s trailing 12 months management core adjusted EBITDA as of September 30, 2019. Management core adjusted EBITDA is a key measure reflecting the operating cashflow generated by PassportCard/DavidShield’s “core” businesses, primarily PassportCard Israel and DavidShield. PassportCard/DavidShield continues to reinvest substantially all of this cashflow into growth initiatives, primarily international expansion into new markets.
With an income approach, small changes to inputs in a valuation model may result in significant changes to fair value. The following table presents the estimated effect on the fair value of White Mountains’s investment in PassportCard/DavidShield as of September 30, 2019, resulting from changes in key inputs to the discounted cash flow analysis, including the discount rate and terminal revenue exit multiple:

$ in Millions	Discount Rate
Terminal Revenue Exit Multiple	16%	17%	18%	19%	20%
1.25	$113	$105	$98	$91	$85
1.00	$104	$97	$90	$84	$78
0.75	$95	$88	$82	$77	$71

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

These statements are based on certain assumptions and analyses made by White Mountains in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors believed to be appropriate in the circumstances. However, whether actual results and developments will conform with its expectations and predictions is subject to risks and uncertainties that could cause actual results to differ materially from expectations, including:

•
the risks that are described from time to time in White Mountains’s filings with the Securities and Exchange Commission, including but not limited to White Mountains’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and White Mountains’s June 30, 2019 Quarterly Report on Form 10-Q;

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
There were no significant changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended September 30, 2019.

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes to any of the risk factors previously disclosed in the Registrant’s 2018 Annual Report on Form 10-K or in the Registrant's June 30, 2019 Quarterly Report on Form 10-Q.

Item 2.	Issuer Purchases of Equity Securities.

Months	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (1)
July 1-July 31, 2019	—	$—	—	635,705
August 1-August 31, 2019	—	$—	—	635,705
September 1-September 30, 2019	—	$—	—	635,705
Total	—	$—	—	635,705
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

WHITE MOUNTAINS INSURANCE GROUP, LTD.
(Registrant)

Date:	November 6, 2019	By: /s/ J. Brian Palmer
J. Brian Palmer
Managing Director and Chief Accounting Officer