Form 10-K
period 2019-12-31
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2020-03-02
CIK 776867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes  ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of voting shares (based on the closing price of those shares listed on the New York Stock Exchange and the consideration received for those shares not listed on a national or regional exchange) held by non-affiliates of the Registrant as of June 30, 2019, was $3,169,884,560.

As of February 28, 2020, 3,193,509 common shares, par value of $1.00 per share, were outstanding (which includes 43,105 restricted common shares that were not vested at such date).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), relating to the Registrant’s Annual General Meeting of Members scheduled to be held May 21, 2020 are incorporated by reference into Part III of this Form 10-K. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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
White Mountains conducts its business primarily in four areas: municipal bond insurance, specialty insurance distribution, capital solutions for asset management firms, and other operations. White Mountains’s municipal bond insurance business is conducted through its subsidiary HG Global Ltd. and its reinsurance subsidiary HG Re Ltd. (“HG Re”), (collectively, “HG Global”). HG Global was established to fund the startup of and provide reinsurance, through HG Re, to Build America Mutual Assurance Company (“BAM”), a mutual municipal bond insurance company. White Mountains’s specialty insurance distribution business is conducted through its subsidiary NSM Insurance HoldCo, LLC and its subsidiaries (collectively, “NSM”). White Mountains provides capital solutions for asset management firms through its subsidiary Kudu Investment Management, LLC and its subsidiaries (collectively, “Kudu”). White Mountains’s other operations consist of the Company and its wholly-owned subsidiary, White Mountains Capital, Inc. (“WM Capital”), its other intermediate holding companies, its wholly-owned investment management subsidiary, White Mountains Advisors LLC (“WM Advisors”), investment assets managed by WM Advisors, and certain other consolidated and unconsolidated entities and certain other strategic investments. As of December 31, 2019, White Mountains’s reportable segments were HG Global/BAM, NSM, Kudu and Other Operations.

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
BAM charges an insurance premium on each municipal bond insurance policy it writes. A portion of the premium is a member’s surplus contribution (“MSC”) and the remainder is a risk premium. In the event of a municipal bond refunding, a portion of the MSC from original issuance can be reutilized, in effect serving as a credit against the total insurance premium on the refunding of the municipal bond.  Issuers of debt insured by BAM are members of BAM so long as any of their BAM-insured debt is outstanding, and as members they have certain interests in BAM, including the right to vote for BAM’s directors and to receive dividends, if declared.

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
At inception in 2012, HG Global was capitalized with $609 million. HG Global, together with its subsidiaries, funded the initial capitalization of BAM through the purchase of $503 million of surplus notes issued by BAM, consisting of $203 million of Series A Notes and $300 million of Series B Notes (the “BAM Surplus Notes”). See “CRITICAL ACCOUNTING ESTIMATES — Surplus Notes Valuation — BAM Surplus Notes” on page 65 for a discussion on the accounting and risks associated with the BAM Surplus Notes.
At inception, BAM and HG Re also entered into a first loss reinsurance treaty (“FLRT”). HG Re provides first loss protection up to 15%-of-par outstanding on each municipal bond insured by BAM. For capital appreciation bonds, par is adjusted to the estimated equivalent par value for current interest paying bonds. In return, BAM cedes 60% of the risk premium charged for insuring the municipal bond, which is net of a ceding commission.
HG Re’s obligations under the FLRT are limited to the assets in two collateral trusts: a Regulation 114 Trust and a supplemental collateral trust (the “Supplemental Trust” and, together with the Regulation 114 Trust, the “Collateral Trusts”).  Losses required to be reimbursed under the FLRT are subject to an aggregate limit equal to the assets held in the Collateral Trusts at any point in time.
At inception, the Supplemental Trust contained the original $300 million of Series B Notes and $100 million of cash and fixed income securities.  During 2017, in order to further support BAM’s long-term capital position and business prospects, HG Global agreed to contribute the original $203 million of Series A Notes into the Supplemental Trust. At the same time HG Global and BAM also changed the payment terms of the Series B Notes, so that payments reduce principal and accrued interest on a pro rata basis, consistent with the payment terms on the Series A Notes. The terms of the Series B Notes had previously stipulated that payments would first reduce interest owed, then reduce principal owed once all accrued interest had been paid. The NYDFS approved the change during 2017. In connection with the contribution and change in payment terms of the Series B Notes, the Series A Notes were merged into the Series B Notes.
On a monthly basis, BAM deposits cash equal to ceded premiums, net of ceding commissions, due to HG Re under the FLRT directly into the Regulation 114 Trust.  The Regulation 114 Trust target balance is equal to gross ceded unearned premiums and unpaid ceded loss and LAE expenses, if any.  If, at the end of any quarter, the Regulation 114 Trust balance is below the target balance, funds will be withdrawn from the Supplemental Trust and deposited into the Regulation 114 Trust in an amount equal to the shortfall.  If, at the end of any quarter, the Regulation 114 Trust balance is above 102% of the target balance, funds will be withdrawn from the Regulation 114 Trust and deposited into the Supplemental Trust.
The Supplemental Trust target balance is $603 million, less the amount of cash and securities in the Regulation 114 Trust in excess of its target balance (the “Supplemental Trust Target Balance”).  If, at the end of any quarter, the Supplemental Trust balance exceeds the Supplemental Trust Target Balance, such excess may be distributed to HG Re.  The distribution will be made first as an assignment of accrued interest on the BAM Surplus Notes and second in cash and/or fixed income securities.  As the BAM Surplus Notes are repaid over time, the BAM Surplus Notes will be replaced in the Supplemental Trust by cash and fixed income securities.
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
The FLRT is a perpetual agreement, with an initial term of 10 years. As described below, in January 2020 the initial term of the FLRT was extended to the end of 2022. The FLRT can be amended after the initial term and after each subsequent five-year period on a prospective basis. If the parties are unable to mutually agree to amended terms, the dispute is resolved through arbitration, according to certain principles agreed to by the parties. Amended contract terms must be approved by the NYDFS. Should BAM consider the amended terms unacceptable, it has the option to purchase HG Re, or cause another reinsurer to purchase HG Re, at fair value.
Pursuant to the FLRT, BAM’s underwriting guidelines may only be amended with the consent of HG Re. In addition, HG Holdings Ltd, a subsidiary of HG Global, has the right to designate two directors for election to BAM’s board of directors.

In addition to the FLRT, BAM is party to a collateralized excess of loss reinsurance agreement provided by Fidus Re, Ltd. (“Fidus Re”), a Bermuda based special purpose insurer created solely to provide reinsurance protection to BAM. Fidus Re was capitalized by the issuance of $100 million of insurance linked securities. The proceeds from issuance were placed in a collateral trust supporting Fidus Re’s obligations to BAM. The insurance-linked securities were issued by Fidus Re with an initial term of 12 years and are callable five years after the date of issuance. Fidus Re reinsures 90% of aggregate losses exceeding $165 million on a portion of BAM’s financial guarantee portfolio (the “Covered Portfolio”) up to a total reimbursement of $100 million. The Covered Portfolio consists of approximately 55% of BAM’s portfolio of financial guaranty policies issued through December 31, 2019.
In January 2020, HG Global and BAM agreed to amend the BAM Surplus Notes to extend the end of the variable interest rate period from 2021 to 2024, to extend the initial 10-year term of the FLRT to the end of 2022 and to enter into an excess of loss reinsurance agreement (the “XOLT”).  Under the XOLT, HG Re provides last dollar protection for exposures on municipal bonds insured by BAM in excess of NYDFS single issuer limits.  The XOLT is subject to an aggregate limit equal to the lesser of $75 million or the assets held in the Supplemental Trust at any point in time.  At inception, BAM ceded exposure on one covered risk to HG Re under the XOLT.  Additional cessions under the XOLT are subject to approval by HG Re.
In connection with the actions described in the preceding paragraph, in January 2020, BAM made a $65 million special cash payment of principal and interest on the BAM Surplus Notes. As of January 20, 2020, subsequent to the special cash payment, the BAM Surplus Notes had a principal balance of $410 million and accrued interest outstanding of $147 million.
As of December 31, 2019 and 2018, White Mountains reported $999 million and $926 million of total assets, and $494 million and $496 million of total equity related to HG Global. As of December 31, 2019 and 2018, White Mountains owned 96.9% of HG Global’s preferred equity and 88.4% of its common equity. As of December 31, 2019 and 2018, White Mountains reported $14 million and $15 million of non-controlling interests related to HG Global.
As of December 31, 2019 and 2018, White Mountains reported $593 million and $555 million of total assets, and $(147) million and $(171) million of non-controlling interests related to BAM.

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
Pricing (i.e., premium level) is affected by a number of factors, including interest rate levels, credits spreads, trading value, and capture rate (i.e., the percentage of total interest savings captured in the form of insurance premium). All other things being equal, pricing is higher when interest rates are higher, credit spreads are wider and BAM’s trading value is higher relative to competitors and the capture rate is higher.

Insured Portfolio

The following table presents BAM’s insured portfolio by asset class as of December 31, 2019 and 2018:

Millions	December 31, 2019		December 31, 2018
Sector	Gross Par Outstanding	Average Standard & Poor’s Credit Rating (1)	Gross Par Outstanding	Average Standard & Poor’s Credit Rating (1)
General Obligation	$36,173.8	A	$30,627.0	A
Utility	7,344.0	A	6,451.0	A
Dedicated Tax	7,024.4	A	6,263.8	A
General Fund	5,550.2	A	4,858.5	A
Public Higher Education	3,788.3	A-	2,406.6	A-
Transportation	1,935.0	A	1,293.6	A
Other Public Finance	434.8	BBB+	301.1	A-
Total gross par outstanding	$62,250.5	A	$52,201.6	A
(1) The average credit ratings are based on Standard & Poor’s credit ratings, or if unrated by Standard & Poor’s, the Standard & Poor’s equivalent of credit ratings provided by Moody’s Investor Service (“Moody’s”).

The following tables present BAM’s ten largest direct exposures based upon gross par outstanding as of December 31, 2019 and 2018:

	December 31, 2019
$ in Millions	Gross Par Outstanding (2)	Percent of Total Gross Par Outstanding (2)	Standard & Poor’s Credit Rating (1)
State of Illinois	$385.3	0.6%	BBB-
New Jersey Transportation Trust Fund Authority, System & Program Bonds, NJ, Gas Tax (2)	356.1	0.6	BBB+
Municipal Authority of Westmoreland County, PA, Water	329.1	0.5	A+
Metropolitan Transit Authority (MTA), NY, Mass Transit - Farebox (2)	323.7	0.5	A
City of Philadelphia, PA (Philadelphia County) (2)	307.0	0.5	A
Compton USD, CA (Los Angeles County) (2)	302.6	0.5	A
Suffolk County, NY	287.1	0.5	A-
City of Bridgeport, CT (Fairfield County)	282.5	0.5	A
City of Yonkers, NY (Westchester County)	272.5	0.4	A
City of Chicago, IL (Cook County)	265.5	0.4	BBB+
Total of top ten exposures	$3,111.4	5.0%
(1) “A+” is the fifth highest, “A” is the sixth highest, “A-“ is the seventh highest, “BBB+” is the eighth highest and “BBB-” is the tenth highest of 23 credit ratings assigned by Standard & Poor’s.
(2) For capital appreciation bonds, the amounts shown equal the estimated equivalent par value had the bonds been current interest paying bonds.

	December 31, 2018
$ in Millions	Gross Par Outstanding (2)	Percent of Total Gross Par Outstanding (2)	Standard & Poor’s Credit Rating (1)
New Jersey Transportation Trust Fund Authority, System & Program Bonds, NJ, Gas Tax (2)	$349.4	0.6%	BBB+
Municipal Authority of Westmoreland County, PA, Water	329.9	0.6	A+
State of Illinois	329.8	0.6	BBB-
City of Shreveport, LA (Caddo Parish), Water & Sewer	269.7	0.5	A-
Eastern Michigan University, MI (Lapeer County), Public Higher Education - Gross Revenue	258.1	0.5	A
State of New Jersey	250.6	0.5	BBB+
Suffolk County, NY	246.7	0.5	A-
New Jersey Economic Development Authority (Motor Vehicle Surcharge)	225.7	0.4	BBB+
State of Louisiana	219.6	0.4	A+
State of Connecticut	211.0	0.4	A
Total of top ten exposures	$2,690.5	5.0%
(1) “A+” is the fifth highest, “A” is the sixth highest, “A-“ is the seventh highest, “BBB+” is the eighth highest and “BBB-” is the tenth highest of 23 credit ratings assigned by Standard & Poor’s.
(2) For capital appreciation bonds, the amounts shown equal the estimated equivalent par value had the bonds been current interest paying bonds.

The following table presents the geographic distribution of BAM’s insured portfolio as of December 31, 2019 and 2018:

	December 31, 2019			December 31, 2018
$ in Millions	Number of Risks	Gross Par Outstanding	Percent of Total Gross Par Outstanding	Number of Risks	Gross Par Outstanding	Percent of Total Gross Par Outstanding
California	683	$14,354.7	23.1%	621	$12,044.6	23.1%
Texas	740	8,656.2	13.9	643	7,015.4	13.4
Pennsylvania	440	7,800.5	12.5	417	6,460.1	12.4
Illinois	337	4,939.9	7.9	290	4,342.0	8.3
New York	324	3,718.5	6.0	312	3,234.9	6.2
New Jersey	135	2,886.7	4.6	118	2,429.1	4.7
Ohio	139	1,597.5	2.6	126	1,436.2	2.8
Alabama	125	1,523.0	2.4	106	1,180.9	2.3
Louisiana	65	1,400.3	2.2	55	1,208.5	2.3
Michigan	123	1,361.2	2.2	97	1,236.0	2.4
Florida	64	1,355.4	2.2	55	1,145.0	2.2
Arizona	65	1,343.1	2.2	62	1,314.2	2.5
Other States	788	11,313.5	18.2	663	9,154.7	17.4
Total insured portfolio	4,028	$62,250.5	100.0%	3,565	$52,201.6	100.0%

The following table presents BAM’s insured portfolio by issue size of exposure as of December 31, 2019 and 2018:

$ in Millions	December 31, 2019			December 31, 2018
Original Par Amount Per Issue(1)	Number of Risks	Gross Par Outstanding	Percent of Total Gross Par Outstanding	Number of Risks	Gross Par Outstanding	Percent of Total Gross Par Outstanding
Less than $10 million	2,388	$9,594.1	15.4%	2,159	$8,938.3	17.1%
$10 to $50 million	1,370	27,125.7	43.6	1,182	23,567.3	45.1
$50 to $100 million	187	11,695.3	18.8	164	10,335.0	19.8
$100 to $200 million	56	7,224.9	11.6	46	5,972.5	11.4
$200 to $300 million	22	4,996.4	8.0	12	2,728.8	5.2
$300 to $400 million	5	1,614.1	2.6	2	659.7	1.4
Total insured portfolio	4,028	$62,250.5	100.0%	3,565	$52,201.6	100.0%
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
Surveillance category 3 represents insured municipal bonds whose issuers are experiencing financial, legal or administrative issues causing overall credit quality deterioration, but whose probability of generating an insured loss is considered remote. Surveillance category 4 represents insured municipal bonds where a loss is expected or losses have been paid and have not been recovered or are not recoverable. As of December 31, 2019, BAM did not have any credits assigned to surveillance category 3 or surveillance category 4.

NSM

On May 11, 2018, White Mountains acquired a 95.0% ownership interest in NSM (83.6% on a fully diluted, fully converted basis) for cash consideration of $276 million. NSM is a full-service managing general underwriting agency (“MGU”) and program administrator for specialty property and casualty insurance. The company places insurance in niche sectors such as specialty transportation, social services and real estate. On behalf of its insurance carrier partners, NSM manages all aspects of the placement process, including product development, marketing, underwriting, policy issuance and claims. NSM earns commissions based on the volume and profitability of the insurance that it places. NSM does not take insurance risk.
NSM distributes through a variety of channels. Commercial products are sold through a network of roughly 6,000 independent brokers. NSM also transacts business on a “direct to consumer” basis in certain segments (e.g., collector car, non-standard personal lines and pet).
As of December 31, 2019, NSM had approximately 100 insurance carrier partners. NSM expands its programs when market conditions are attractive and shrinks and/or shuts down its programs when market conditions are challenging. This practice has led to longstanding insurance carrier partner relationships, in some cases over 20 years. As of December 31, 2019, the five largest carrier partners accounted for approximately 56% of total premiums placed by NSM, with the largest carrier partner accounting for approximately 17%.
NSM’s primary competitors are typically specialty insurance carriers and their agents. Competitors are differentiated based on price, conditions of coverage, loss ratio performance, quality of service, technology and other factors.
Historically, NSM has grown both organically and inorganically through acquisitions. Since its inception in 1990, NSM has completed over 20 acquisitions, including three sizable acquisitions under White Mountains’s ownership. On May 18, 2018, NSM acquired 100% of Fresh Insurance Services Group Limited (“Fresh Insurance”). Fresh Insurance is an insurance broker that offers non-standard personal lines products in the United Kingdom. On December 3, 2018, NSM acquired all of the net assets of KBK Insurance Group, Inc. (“KBK”). KBK is a specialty MGU focused on the towing and transportation space. On April 1, 2019, NSM acquired 100% of Embrace Pet Insurance (“Embrace”). Embrace is a U.S. nationwide provider of pet health insurance for dogs and cats.
On June 28, 2019, NSM acquired the renewal rights on its U.S. collector car business (the “Renewal Rights”) from American International Group, Inc. (“AIG”) for $83 million. The acquisition satisfied NSM’s contingent obligation to acquire the Renewal Rights from AIG. See Note 19 — “Commitments and Contingencies”.
As of December 31, 2019 and 2018, White Mountains reported $825 million and $624 million of total assets and $424 million and $309 million of total equity related to NSM. As of December 31, 2019 and 2018, White Mountains owned 96.4% and 95.5% of NSM (88.4% and 85.0% on a fully diluted, fully converted basis) and reported $15 million and $14 million of non-controlling interests related to NSM.

Verticals

NSM’s business consists of a number of active programs that are broadly categorized into six market verticals. The following table presents the controlled premium and commission and other revenues by vertical for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019		2018 (2)		2017 (2)
Millions	Controlled Premium (1)	Commission and Other Revenue	Controlled Premium (1)	Commission and Other Revenue	Controlled Premium (1)	Commission and Other Revenue
Specialty Transportation	$290.2	$77.6	$136.8	$43.0	$112.6	$32.9
Real Estate	157.2	34.7	135.7	30.3	106.8	22.2
Social Services	102.7	25.9	94.0	23.8	111.6	28.8
Pet	67.6	30.0	—	—	—	—
United Kingdom	155.5	45.9	108.8	34.9	46.0	16.1
Other	124.5	19.0	119.4	19.8	113.4	18.6
Total	$897.7	$233.1	$594.7	$151.8	$490.4	$118.6
(1) Controlled premium are total premiums placed by NSM during the period.
(2) Includes results prior to White Mountains’s ownership of NSM.

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
The other large program in the specialty transportation vertical is KBK, which is an MGU offering insurance coverages for towing businesses (e.g., tow truck operators, dealers, repair shops). NSM also offers specialty insurance coverage for motor carriers and owner operators through its True Transport and Transport Specialties programs.

Real Estate
The real estate vertical consists of NSM’s specialty real estate programs. The largest program is CHAMP, which offers insurance coverage (e.g., property, general liability and umbrella) for wind-exposed coastal condominium associations. NSM also offers specialty insurance coverages for non-coastal apartment complexes, condominiums and hotels and motels through its HabPro program.

Social Services
The social services segment consists of three key programs: (i) Care Providers Insurance Services, which offers insurance coverages to non-profit social services organizations such as private/charter schools, charitable institutions and adult & youth centers, (ii) Addiction Treatment Providers Insurance, which offers insurance coverages to addiction treatment providers and mental healthcare facilities, and (iii) Sports & Wellness Insurance, which offers insurance coverages to a broad range of sports and wellness organizations such as fitness centers, yoga studios and university sponsored recreational programs and groups.

Pet
During the second quarter of 2019, NSM acquired Embrace. Embrace offers comprehensive accident and illness insurance plans for dogs and cats in the United States. Embrace also offers Wellness Rewards, an optional preventative care product that reimburses routine veterinary visits, grooming, vaccinations, training, and other services.

United Kingdom
The United Kingdom vertical consists of all of NSM’s U.K.-based programs. The U.K. business primarily consists of
Vantage Insurance Services (“Vantage”), Fresh Insurance and First Underwriting Limited (“First Underwriting”). Vantage offers a variety of specialty insurance coverages in the U.K. market, including coverages for mid-market and high-end collector cars and the outdoor leisure industry (e.g., motor caravans and trailers). Fresh Insurance offers non-standard auto insurance and buildings and content insurance for non-standard properties. First Underwriting is a specialty MGA launched in the fourth quarter of 2018 offering motor, household and surety coverages in the U.K. market.

Other
The other vertical consists of approximately 10 other programs, offering a wide variety of tailored insurance coverages to niche sectors including (i) professional liability insurance for architects and engineers, (ii) packaged insurance solutions for outplacement & staffing agencies, and (iii) workers compensation insurance coverages primarily for artisan contractors and restaurants and hotels.

KUDU

On February 5, 2018, White Mountains entered into an agreement to fund up to $125 million in Kudu in exchange for a 49.5% ownership interest in Kudu (42.7% on a fully diluted, fully converted basis). On April 4, 2019, White Mountains acquired the ownership interests in Kudu held by certain funds managed by Oaktree Capital Management, L.P. (“Oaktree”) for cash consideration of $81 million. In addition, White Mountains assumed all of Oaktree’s unfunded capital commitments to Kudu, increasing White Mountains’s total capital commitment to $250 million (the “Kudu Transaction”). As a result of the Kudu Transaction, White Mountains’s ownership of Kudu increased from 49.5% to 99.1% (42.7% to 85.4% on a fully diluted, fully converted basis) and White Mountains began consolidating Kudu as a reportable segment in its financial statements in the second quarter of 2019. During the fourth quarter of 2019, White Mountains increased its total capital commitment to Kudu by an additional $100 million to $350 million, of which $129 million was undrawn as of December 31, 2019. Also during the fourth quarter of 2019, Kudu obtained a committed $125 million credit facility, of which $68 million was undrawn as of December 31, 2019.
Kudu provides capital solutions for boutique asset managers for a variety of purposes including generational ownership transfers, management buyouts, acquisition and growth finance and legacy partner liquidity. Kudu also provides strategic assistance to investees from time to time. Kudu’s capital solutions typically are structured as minority preferred equity stakes with distribution rights, typically tied to gross revenues and designed to generate immediate strong, stable cash yields.
As of December 31, 2019, White Mountains reported $291 million of total assets, $234 million of total equity and $2 million of non-controlling interests related to Kudu. As of December 31, 2019, White Mountains owned 99.1% of Kudu (85.4% on a fully diluted, fully converted basis).

Portfolio
As of December 31, 2019, Kudu has deployed $266 million in nine asset management firms with combined assets under management (“AUM”) of over $33 billion, spanning a range of asset classes, including real estate, real assets, wealth management, hedge funds and alternative credit strategies. The average cash yield to Kudu at inception for the $266 million of deployed capital was 10.6%.
Kudu’s philosophy is to partner with asset management firms that exhibit strong cash flow generation and growth and that have high conviction around the long-term success of their businesses. Kudu seeks to provide its solutions across a diverse mix of investment strategies and asset classes in the middle market.
Kudu’s average capital solution to date has been $29 million, with a range from $19 million to $61 million. Apportioned by manager type, Kudu’s portfolio is deployed 34% in private capital, 18% in wealth management and 48% in liquid alternatives segments. Kudu seeks diversity across asset classes. Kudu also prioritizes the private capital segment given the underlying clients of these firms tend to be locked-up for an extended period, which can provide stability of revenues in a potential market downturn.
Kudu does not expect greater than 25% of the total firm revenues to come from any individual manager. Kudu expects that, as more capital is deployed, the reliance on any single manager will decrease. Additionally, Kudu seeks to diversify geographically. Its portfolio currently includes seven asset management firms headquartered in five different states in the United States and two investment firms headquartered in the United Kingdom.

OTHER OPERATIONS

White Mountains’s Other Operations segment consists of the Company and its wholly-owned subsidiary, WM Capital, its other intermediate holding companies, its wholly-owned investment management subsidiary, WM Advisors, investment assets managed by WM Advisors, its interests in QL Holdings LLC and its subsidiary QuoteLab, LLC (collectively “MediaAlpha”), PassportCard Limited (“PassportCard”) and DavidShield Life Insurance Agency (2000) Ltd. (“DavidShield”) (collectively “PassportCard/DavidShield”), Elementum Holdings, L.P. (“Elementum”) and certain other consolidated and unconsolidated entities (“Other Operating Businesses”) and certain other strategic investments (“Strategic Investments”).

MediaAlpha

In March 2014, White Mountains acquired a controlling ownership interest in MediaAlpha. On February 26, 2019, MediaAlpha completed the sale of a significant minority stake to Insignia Capital Group in connection with a recapitalization and cash distribution to existing equityholders (the “MediaAlpha Transaction”). MediaAlpha also repurchased a portion of the holdings of existing equityholders. White Mountains reduced its ownership interest to 48.3% of MediaAlpha (42.0% on a fully diluted, fully converted basis) as a result of the MediaAlpha Transaction. Through December 31, 2019, White Mountains has invested approximately $48 million in MediaAlpha and received cash distributions, including the proceeds from the MediaAlpha Transaction, of $124 million.
MediaAlpha is a leading marketing technology company that enables the programmatic buying and selling of vertical-specific, performance-based media between advertisers (buyers of advertising inventory) and publishers (sellers of advertising inventory) through cost-per-click, cost-per-call and cost-per-lead pricing models. MediaAlpha’s media buying platform (“MediaAlpha for Advertisers”) enables advertisers to create and automate data-driven bidding strategies designed to improve the efficiency and enhance the overall performance of their marketing campaigns. MediaAlpha has developed distinctive platform solutions for a range of insurance verticals, including auto, motorcycle, home, renter, health and life, and non-insurance verticals, including travel, education and personal finance. MediaAlpha powers over 300 million transactions annually, representing more than $550 million in aggregate media spend.
White Mountains deconsolidated MediaAlpha as a result of the MediaAlpha Transaction and it was no longer a reportable segment. White Mountains’s non-controlling equity interest in MediaAlpha is accounted for at fair value within other long-term investments.  As of December 31, 2019, the fair value of White Mountains’s interest in MediaAlpha totaled $180 million.

PassportCard/DavidShield

In April 2015, White Mountains acquired a 50% ownership interest in PassportCard for $21 million. PassportCard is a U.K.-based global managing general agency (“MGA”) offering the travel industry’s first real-time, paperless insurance solution, which facilitates claim payouts in minutes wherever and whenever the customer needs it.  PassportCard receives commissions for placing policies with its insurance carrier partners and licensing fees for use of its card-based technology. PassportCard distributes its products through the broker channel and on a direct-to-consumer basis, and also franchises its solutions in certain markets to major travel insurance and medical assistance companies.
On January 24, 2018, White Mountains acquired a 50% ownership interest in DavidShield for a net purchase price of $28 million.  As a result of the transaction, White Mountains and its joint venture partner both hold 50% stakes in PassportCard and DavidShield.  DavidShield is an MGA that is the leading provider of expatriate medical insurance in Israel and uses the same card-based delivery system as PassportCard.  Since 2000, DavidShield has delivered industry-leading medical insurance solutions to diplomats, non-governmental organizations and thousands of multinational corporations and individuals in over 95 countries. DavidShield receives structured commissions for placing policies with its insurance carrier partners and licensing fees for use of its card-based technology.
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
PassportCard and DavidShield both originally launched in the Israeli marketplace and are now each focused on international expansion.  In the second quarter of 2018, PassportCard launched in Australia (under the “TravelCard” brand). DavidShield continues to offer its product in Germany and the European Union through select distribution channels.
White Mountains’s non-controlling equity interests in PassportCard/DavidShield are accounted for at fair value within other long-term investments.  As of December 31, 2019 and 2018, the fair value of White Mountains’s interests in PassportCard/DavidShield totaled $90 million and $75 million.

Elementum

On May 31, 2019, White Mountains acquired a 30.0% limited partnership interest in Elementum, a third-party registered investment adviser specializing in natural catastrophe insurance-linked securities (“ILS”), for $55 million (the “Elementum Transaction”). Elementum manages separate accounts and pooled investment vehicles across various ILS sectors, including catastrophe bonds, collateralized reinsurance investments and industry loss warranties, on behalf of third-party clients. As part of the Elementum Transaction, White Mountains also committed to invest $50 million in ILS funds managed by Elementum. As of December 31, 2019, White Mountains had approximately $41 million invested in these funds.
White Mountains’s non-controlling equity interest in Elementum is accounted for at fair value within other long-term investments.  As of December 31, 2019, the fair value of this interest totaled $55 million.

Other Operating Businesses

White Mountains has controlling equity interests in various other operating businesses, which are consolidated. As of December 31, 2019 and 2018, White Mountains reported $47 million and $14 million of total assets related to these businesses. As of December 31, 2019 and 2018, White Mountains reported $31 million and $11 million of total equity (net of intercompany eliminations), and non-controlling interests of $(2) million and $1 million, related to these businesses.
White Mountains also has non-controlling equity interests in and private debt instruments with various other operating businesses, which are generally accounted for at fair value within other long-term investments. As of December 31, 2019 and 2018, the fair value of these interests totaled $40 million and $50 million, respectively.

Strategic Investments

Tuckerman Capital
White Mountains owns a 25% general partnership interest in Tuckerman Capital, a private investment firm with a focus on manufacturing and industrial service sectors. White Mountains also holds non-controlling limited partnership interests in the Tuckerman Capital III Fund, the Tuckerman Capital IV Fund, the Tuckerman Capital V Fund and the Tuckerman Capital V Co-investment Fund. As of December 31, 2019 and 2018, the fair value of White Mountains’s investment in Tuckerman Capital and the Tuckerman Capital Funds totaled $58 million and $47 million, respectively.

Enlightenment Capital
White Mountains owns a 15% general partner interest in Enlightenment Capital, a private investment firm that provides flexible capital solutions to middle market businesses in the aerospace, defense and government sectors. White Mountains also holds non-controlling limited partnership interests in Enlightenment Capital Fund I, Enlightenment Capital Fund II and Enlightenment Capital Fund III. As of December 31, 2019 and 2018, the fair value of White Mountains’s investments in Enlightenment Capital and the Enlightenment Capital Funds totaled $34 million and $28 million, respectively.

Other
White Mountains maintains various other non-controlling equity interests and private debt instruments in strategic investments accounted for at fair value within other long-term investments. As of December 31, 2019 and 2018, the fair value of these interests totaled $27 million and $18 million, respectively.

WM Advisors

WM Advisors manages substantially all of White Mountains’s investment portfolio, with the exception of non-controlling equity interests in the form of revenue and earnings participation contracts (“Kudu’s Participation Contracts”), which are managed by Kudu, and BAM’s investment portfolio, which is managed by an outside third-party investment manager. White Mountains’s investment portfolio consists primarily of fixed maturity investments, short-term investments, common equity securities and other long-term investments.
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
White Mountains maintains an equity portfolio that consists primarily of common equity securities and other long-term investments. White Mountains’s portfolio of common equity securities primarily consists of passive exchange traded funds (“ETFs”) and publicly-traded common equity securities that are actively managed by select third-party registered investment advisers, whom White Mountains believes have a differentiated investment strategy and approach. White Mountains’s other long-term investments include unconsolidated entities, Kudu’s Participation Contracts, private equity funds, hedge funds, ILS funds and private debt instruments.
White Mountains’s maintains a fixed income portfolio that consists primarily of high-quality, short-duration, fixed maturity investments and short-term investments. White Mountains invests in fixed maturity investments that are attractively priced in relation to their investment risks and actively manages the average duration of the fixed income portfolio.  As of December 31, 2019, the fixed income portfolio duration, including short-term investments, was 2.8 years. White Mountains has established relationships with select third-party registered investment advisers to manage a portion of its fixed income portfolio. See “Portfolio Composition” on page 48.

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
The New York Insurance Law also establishes aggregate risk limits on the basis of total outstanding principal and interest of guaranteed obligations insured net of qualifying reinsurance and collateral (the “Aggregate Net Liability”), compared to the sum of the insurer’s policyholders’ surplus and contingency reserves. Under these limits, policyholders' surplus and contingency reserves for municipal obligations must not be less than 0.33% of the Aggregate Net Liability. If a financial guaranty insurer fails to comply with single or aggregate risk limits, the NYDFS has broad discretion to order the insurer to cease new business originations. As of December 31, 2019, BAM was in compliance with the single and aggregate risk limits.
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
The NYDFS, the regulatory authority of BAM’s state of domicile, conducts periodic examinations of insurance companies domiciled in New York, usually at five-year intervals. In 2014, the NYDFS commenced and completed its examination of BAM and issued a Report on Examination of BAM for the period beginning at BAM’s inception and ending December 31, 2013. The reports did not note any significant regulatory issues concerning BAM. In 2019, NYDFS commenced and conducted its examination of BAM for the five-year period ending December 31, 2018; its Report on Examination had not been issued as of the date of this filing. BAM does not expect any significant regulatory issues from the NYDFS examination.

Investments
BAM is subject to state laws and regulations that require investment portfolio diversification and that dictate the quality, quantity and general types of investments they may hold. Non-compliance may cause non-conforming investments to be non-admitted when measuring statutory surplus and, in some instances, may require divestiture.

Holding Company Structure
Regulations under certain state insurance holding company acts contain reporting requirements relating to the capital structure, ownership, financial condition and general business operations of insurance entities. These regulations also contain special reporting and prior approval requirements with respect to certain transactions among affiliates. The domiciliary states of insurance entities impose regulatory application and approval requirements on acquisitions that may be deemed to confer control, as that concept is defined under the applicable state laws. In some states as little as 5% may be deemed to confer control, and the application process for approval can be extensive and time consuming. Although BAM has no ownership relationship with HG Re or HG Global, BAM agreed with the NYDFS to submit any agreements, or amendments thereto, among BAM and HG Re, HG Global and their affiliated entities or controlling persons to the NYDFS as if they were subject to Article 15 of the New York Insurance Law, which relates to transactions with holding companies.

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

Premium Accounts Held in Trust
NSM maintains approximately 60 trust accounts in order to comply with fiduciary requirements under U.S. state and U.K. Financial Conduct Authority (the “FCA”) insurance laws and regulations relating to premium trust accounts. Under such laws, insurance agencies that do not make immediate remittances to counterparties (such as insurance companies, clients or other producers to which premium, commissions or other amounts are due from time to time) must segregate funds owed to such counterparties and these funds must be held in trust for the insurance company, client or other relevant third-party payee. NSM’s use of trust accounts is routinely subject to audits by carrier partners and other external auditors. As of December 31, 2019, NSM believes that it is in compliance with its fiduciary requirements.

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
The Economic Substance Act 2018, as amended (“ESA”) came into effect in Bermuda in December 2018 and impacts every Bermuda registered entity engaged in a “relevant activity”, requiring impacted entities to maintain a substantial economic presence in Bermuda and to satisfy economic substance requirements. Under the ESA, insurance or holding entity activities (both as defined in the ESA and the Economic Substance Regulations 2018, as amended) are relevant activities. To the extent that the ESA applies to any of our Bermuda entities, we are required to demonstrate compliance with economic substance requirements by filing an annual economic substance declaration with the Bermuda Registrar of Companies. Any entity that must satisfy economic substance requirements but fails to do so could face automatic disclosure to competent authorities in the EU of the information filed by the entity with the Bermuda Registrar of Companies in connection with the economic substance requirements. Additionally, a company may also face penalties, restriction or regulation of its business activities and may be struck off as a registered entity in Bermuda for failure to satisfy economic substance requirements. The Company believes it satisfies these requirements.
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

RATINGS

Insurance companies are evaluated by various rating agencies in order to measure each company’s financial strength. Higher ratings generally indicate financial stability and a stronger ability to pay claims. White Mountains believes that strong ratings are important factors in the marketing and sale of insurance products and services to agents, consumers and ceding companies.
As of February 28, 2020, BAM was rated “AA/stable” by Standard & Poor’s. “AA” is the third highest of 23 financial strength ratings assigned by Standard & Poor’s.

EMPLOYEES

As of December 31, 2019, White Mountains employed 1,262 people (consisting of 64 people at the Company, WM Capital, its other intermediate holding companies, WM Advisors and HG Global, 80 people at BAM, 891 people at NSM, 11 people at Kudu, and 214 people at the consolidated Other Operating Businesses). Management believes that White Mountains has satisfactory relations with its employees.

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

Item 1A.  Risk Factors

The information contained in this report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. See “FORWARD-LOOKING STATEMENTS” on page 67 for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements. The Company’s actual future results and trends may differ materially depending on a variety of factors including, but not limited to, the risks and uncertainties discussed below.

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
The fair market value of our investment portfolio is affected by general economic and market conditions that are outside of our control, including (i) fluctuations in equity market levels, interest rates, debt market levels and foreign currency exchange rates, (ii) public health crises, natural disasters, terrorist attacks and other outside events, and (iii) credit losses sustained by issuers. A significant decline in the equity markets such as that experienced from September 2008 to March 2009 could materially adversely affect our results of operations and financial condition. In addition to causing declines in the value of securities that we own in our investment portfolio, public health crises, natural disasters, terrorist attacks and other outside events can adversely affect general commercial activity and the economies of many countries, which could materially adversely affect the business, financial condition and results of operations of the entities in which we have invested. For example, reductions of travel, including due to travel restrictions and bans imposed by governments, due to the coronavirus (COVID-19) outbreak are negatively impacting revenues at PassportCard/DavidShield in the first quarter of 2020 and are expected to do so until travel volumes return to normal levels. We are also exposed to changes in debt markets. Interest rates are highly sensitive to many factors, including governmental monetary policies, economic and political conditions and other factors beyond our control. In particular, a significant increase in interest rates could result in significant losses in the value of our investment portfolio and, consequently, could materially adversely affect our results of operations and financial condition. We also hold investments, such as unconsolidated entities, Kudu’s Participation Contracts, private equity funds, hedge funds, ILS funds and private debt instruments that are not regularly traded in active investment markets and may be illiquid. These investments can experience volatility in their returns or valuation, which could materially adversely affect our results of operations and financial condition. Additionally, a portion of our investment portfolio is invested in securities denominated in currencies other than the U.S. dollar, predominantly British Pound Sterling (“GBP”), Japanese Yen and the Euro. A significant strengthening of the U.S. dollar against these other currencies could materially adversely affect our results of operations and financial condition.

Our investment portfolio includes securities that do not have readily observable market prices. We use valuation methodologies that are inherently subjective and uncertain to value these securities. The values of securities established using these methodologies may never be realized, which could materially adversely affect our results of operations and financial condition.

As of December 31, 2019, White Mountains owned $654 million in securities, including our investments in MediaAlpha and PassportCard/DavidShield, and Kudu’s Participation Contracts, that are not actively traded in public markets, do not have readily observable market prices, and are classified as Level 3 investments in the GAAP fair value hierarchy. On a quarterly basis, we make a good faith determination of the fair value of our Level 3 investments in our GAAP financial statements using valuation techniques that are inherently subjective and uncertain.
In determining the GAAP fair value of these securities, we use judgment in selecting the fair value methodology and the significant inputs that are employed by that methodology for each such investment. See “Level 3 Measurements” under CRITICAL ACCOUNTING ESTIMATES on pages 62 - 64 for a description of the methodologies we use to determine GAAP fair value of our investments without a readily observable market price. Given the inherent subjectivity and uncertainty in the methodologies we use to determine the fair value of our investments without a readily observable market price, the values of such investments established using these methodologies may never be realized, which could materially adversely affect our results of operations and financial condition.

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
Standard & Poor’s periodically evaluates BAM to confirm that it continues to meet the criteria of the rating previously assigned to it. On June 6, 2017, Standard & Poor’s placed BAM on credit watch negative and initiated a detailed review of BAM’s financial strength rating. On June 26, 2017, Standard & Poor’s concluded its review and affirmed BAM’s “AA/stable” financial strength rating. During the time that BAM’s financial strength rating was placed on credit watch negative by Standard & Poor’s, it voluntarily withdrew from the marketplace and did not write any municipal bond insurance policies.
The maintenance of an “AA” or better financial strength rating from Standard & Poor’s is particularly important to BAM’s ability to write municipal bond insurance policies and meet its debt service obligations under the BAM Surplus Notes. On December 18, 2019, Standard & Poor’s concluded its most recent review and affirmed BAM’s “AA/stable” financial strength rating. A downgrade, withdrawal or negative watch/outlook of BAM’s financial strength rating could severely limit or prevent BAM’s ability to write municipal bond insurance policies, which could materially adversely affect our results of operations and financial condition.

If BAM does not pay some or all of the principal and interest due on the BAM Surplus Notes, it could materially adversely affect our results of operations and financial condition.

As of December 31, 2019, White Mountains owned $458 million in BAM Surplus Notes and had accrued $163 million of interest thereon. No payment of principal or interest on the BAM Surplus Notes may be made without the approval of the NYDFS. Under its agreements with HG Global, BAM is required to seek regulatory approval to pay principal and interest on the BAM Surplus Notes only to the extent that its capital resources continue to support its outstanding obligations, business plan and rating. It is unlikely that BAM would pay principal and interest on the BAM Surplus Notes if such payments could lead to a rating downgrade. In December 2019, the NYDFS approved a $32 million cash payment of principal and interest on the BAM Surplus Notes. In January 2020, the NYDFS approved an additional $65 million special cash payment of principal and interest on the BAM Surplus Notes. We cannot guarantee that the NYDFS will approve payments on the BAM Surplus Notes in the future.
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

We are exposed to losses from municipal bond insurance written by BAM through our reinsurance arrangements between BAM and HG Re, which could materially adversely affect our results of operations and financial condition.

Our reinsurance subsidiary, HG Re, reinsures (i) losses on the first 15%-of-par outstanding on each municipal bond insured by BAM and (ii) certain municipal bonds insured by BAM on an excess of loss basis. Should the policies underwritten by BAM experience insured losses for any reason, it could materially adversely affect our results of operations and financial condition.

If we are required to write down goodwill and other intangible assets, it could materially adversely affect our results of operations and financial condition.

As of December 31, 2019, we had total goodwill and other intangible assets of $655 million on our consolidated balance sheet, most of which relate to our acquisition of NSM and NSM’s subsequent acquisitions of Fresh Insurance, KBK, Embrace and the Renewal Rights from AIG. As of December 31, 2019, goodwill and other intangible assets related to NSM were $623 million.
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

NSM generates most of its revenues from commissions that are a portion of premiums charged by insurance companies to their insureds. NSM also generates profit commissions from certain of its businesses that are paid by insurance companies based on the profitability of policies placed with them. NSM is an MGU, and as such, its carrier partners bear the insurance risk on the programs designed and underwritten by NSM. Should NSM fail to meet the profitability expectations of the carriers that write the business it places, those carriers could choose to stop writing the business, which could materially adversely affect NSM’s commission revenues and, consequently, could materially adversely affect our results of operations and financial condition.
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

NSM placed approximately 17% of its business with its single largest carrier during the year ended December 31, 2019. NSM placed approximately 56% of its business with its five largest carriers during the year ended December 31, 2019. Should any of these carriers reduce the volume of business accepted from NSM or adversely change the terms and conditions of placement, we cannot guarantee that NSM would be able to find other carriers to assume the business, which could materially adversely affect our results of operations and financial condition.

Kudu’s financial performance is dependent upon its clients’ asset and performance-based fees, which are subject to a variety of economic, market and other risks.

Through our subsidiary Kudu, we provide capital solutions for asset management firms through non-controlling equity interests in the form of revenue and earnings participation contracts. Kudu’s clients generate their revenues and earnings by charging asset based fees, which are typically a percentage of the value of the assets they manage for their clients, and/or performance based fees, which are typically a portion of actual returns achieved for their clients above a target return. The revenue that Kudu generates from its clients is subject to the same general economic and market risks that may affect our investment portfolio. See “Our investment portfolio may suffer reduced returns or losses, which could materially adversely affect our results of operations and financial condition. Adverse changes in equity markets, interest rates, debt markets or foreign currency exchange rates could result in significant losses to the value of our investment portfolio.” on page 17.
Additionally, Kudu’s clients participate in a highly competitive, highly regulated industry that subjects their operations to a number of other risks that are out of our control and could materially adversely affect our results of operations and financial condition, including (i) changes in investor preference from the actively-managed investments offered by Kudu’s clients to passively-managed investments; (ii) the ability of Kudu’s clients to successfully attract new clients and retain existing ones; (iii) the ability of Kudu’s clients to avoid fee compression; (iv) the reliance of Kudu’s clients on a small number of key personnel; and (v) future changes to regulations that make Kudu’s clients’ businesses more cumbersome and expensive to operate.

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
In July 2019, however, the Department of the Treasury issued proposed regulations that, if finalized, could affect the applicability of the “look-through” rules. If the proposed regulations are finalized in their current form in calendar year 2020, and, further, if White Mountains’s assets, income and business operations are unchanged from their current form, then White Mountains could become a PFIC for a shareholder’s taxable year ending in 2020.
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

From time to time we are subject to legal proceedings. In the event of an unfavorable outcome in one or more legal matters, our ultimate liability may be in excess of amounts we have reserved and such additional amounts could materially adversely affect our results of operations and financial condition. Furthermore, it is possible that these legal proceedings could result in equitable remedies or other unexpected outcomes that could materially adversely affect our results of operations and financial condition.

Regulation may restrict our ability to operate.

Changes in laws and regulations may restrict our ability to operate and/or have an adverse effect upon the profitability of our business. For example, as a result of various state, federal and international regulatory efforts to modernize and harmonize insurer solvency regulations, the states could further restrict allowable investments or increase our capital requirements, both of which could materially adversely affect our results of operations and financial condition. Likewise, data privacy regulations have recently been enacted in various jurisdictions in the United States and throughout the world. These regulations address numerous aspects related to the security of personal information that is stored in our information systems, networks and facilities. Failure to comply with these regulations could result in reputational damage and significant penalties, which could materially adversely affect our results of operations and financial condition.

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
Our corporate affairs are governed by the Bermuda Companies Act. The Companies Act differs in some material respects from laws generally applicable to U.S. corporations and shareholders, including the provisions relating to interested directors, amalgamations, mergers and acquisitions, takeovers, shareholder lawsuits and indemnification of directors. Generally, the duties of directors and officers of a Bermuda company are owed to the company only. Shareholders of Bermuda companies generally do not have rights to take action against directors or officers of the company and may only do so in limited circumstances. Class actions and derivative actions are generally not available to shareholders under Bermuda law. The Bermuda courts, however, would ordinarily be expected to permit a shareholder to commence an action in the name of a company to remedy a wrong to the company where the act complained of is alleged to be beyond the corporate power of the company or illegal, or would result in the violation of the company’s memorandum of association or bye-laws. Furthermore, a Bermuda court would ordinarily be expected to permit a shareholder to commence an action that alleges a fraud against non-controlling shareholders or, for instance, where an act requires the approval of a greater percentage of the company’s shareholders than that which actually approved it.
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

Item 2.  Properties

The Company maintains two professional offices in Hamilton, Bermuda, which serve as its headquarters and its registered office. The Company’s principal executive office is in Hanover, New Hampshire. In addition, White Mountains maintains a professional office in Guilford, Connecticut, which houses its corporate finance and investment functions, and in Boston, Massachusetts, which houses its corporate accounting, reporting and internal audit functions.
HG Global’s headquarters are located in Hamilton, Bermuda. BAM’s and Kudu’s headquarters are located in New York, New York. NSM’s headquarters are located in Conshohocken, Pennsylvania.
The Company’s headquarters, registered office, principal executive office, and corporate accounting, reporting and internal audit offices are leased.  The various offices and facilities of the consolidated Other Operating Businesses are owned or leased. Management considers its office facilities suitable and adequate for its current level of operations.

Item 3.  Legal Proceedings

None.

Item 4.  Mine Safety Disclosures

None.

Information About Our Executive Officers (As of March 2, 2020)

Name	Position	Age	Executive Officer Since
G. Manning Rountree	Chief Executive Officer	47	2009
Reid T. Campbell	Executive Vice President and Chief Financial Officer	52	2007
Frank R. Bazos	Executive Vice President and Head of M&A at WM Capital	52	2019
J. Brian Palmer	Managing Director and Chief Accounting Officer	47	2001
Robert L. Seelig	Executive Vice President and General Counsel	51	2002

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
Mr. Bazos is Executive Vice President and Head of M&A at WM Capital. Prior to joining WM Capital in 2019, Mr. Bazos was with the private equity firm Century Equity Partners and previous work experience includes TA Associates and North Atlantic Capital.
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

PART II

Item 5.  Market for the Company’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

White Mountains’s common shares are listed on the New York Stock Exchange (symbol “WTM”) and the Bermuda Stock Exchange (symbol “WTM-BH”). As of February 28, 2020, there were 232 registered holders of White Mountains common shares, par value $1.00 per share. For information on securities authorized for issuance under the Company’s equity compensation plans, see “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” on page 71.
The following graph presents the five-year cumulative total return for a shareholder who invested $100 in common shares as of December 31, 2014, assuming re-investment of dividends. Cumulative returns for the five-year period ended December 31, 2019 are also shown for the Standard & Poor’s 500 Stocks (Property & Casualty) Capitalization Weighted Index (“S&P P&C”) and the Standard & Poor’s 500 Stocks Capitalization Weighted Index (“S&P 500”) for comparison.

Purchases of Equity Securities by the Company
No common shares were repurchased by the Company during the fourth quarter of 2019.

Item 6.  Selected Financial Data

The following table presents selected consolidated income statement data and ending balance sheet data for each of the five years ended through December 31, 2019:

	Year Ended December 31,
$ in Millions, Except Share and Per Share Amounts	2019	2018	2017	2016	2015
Income Statement Data:
Revenues (a)	$893	$369	$374	$158	$440
Expenses (b)	488	547	366	305	311
Pre-tax income (loss)	405	(178)	8	(147)	129
Income tax (expense) benefit	(29)	4	8	33	(13)
Net loss (income) attributable to non-controlling interests(c)	38	50	34	(7)	19
Equity in earnings of unconsolidated affiliates	—	—	—	—	25
Discontinued operations, net of tax (d)	1	(17)	577	523	135
Net income (loss) attributable to White Mountains’s common shareholders	$415	$(141)	$627	$402	$295
Income (loss) attributable to White Mountains’s common shareholders per share:
Basic — continuing operations	$130.02	$(36.67)	$11.56	$(24.26)	$27.22
Basic — discontinued operations	.25	(5.09)	134.50	104.37	22.98
Total basic income (loss) per share	$130.27	$(41.76)	$146.06	$80.11	$50.20
Diluted — continuing operations	$130.02	$(36.67)	$11.56	$(24.26)	$27.22
Diluted — discontinued operations	.25	(5.09)	134.50	104.32	22.98
Total diluted income (loss) per share	$130.27	$(41.76)	$146.06	$80.06	$50.20
Balance Sheet Data:
Total assets (e)	$3,983	$3,363	$3,659	$6,520	$10,271
Debt (f)	284	193	24	13	65
Non-controlling interests (g)	(117)	(125)	(132)	133	454
White Mountains’s common shareholders’ equity	3,262	2,843	3,493	3,583	3,903
Book value per share	$1,023.91	$896.00	$931.30	$785.01	$694.06
Adjusted book value per share (h)	$1,018.41	$887.85	$914.75	$789.08	$697.16
Share Data:
Cash dividends paid per common share	$1.00	$1.00	$1.00	$1.00	$1.00
Ending common shares (000’s) (i)	3,185	3,173	3,750	4,564	5,624

(a)
In 2019, White Mountains recognized a total of $182 of realized and unrealized gains from the MediaAlpha Transaction. MediaAlpha recognized revenues of $49 in 2019, prior to the date of the MediaAlpha Transaction, compared to $297 and $163 in 2018 and 2017, and NSM, which was acquired during 2018, recognized revenues of $233 in 2019, compared to $102 in 2018. Kudu, which was consolidated in 2019, recognized revenues of $21 in 2019. Other Operations recognized net realized and unrealized investment gains (losses) of $285, $(101), $133 and $(28) in 2019, 2018, 2017 and 2016, respectively, which contributed to the increase and decrease in revenues. In 2015, White Mountains changed the accounting for its investment in Symetra Financial Corporation from the equity method to fair value and recognized $259 of unrealized investment gains.

(b)
MediaAlpha recognized cost of sales of $41 in 2019, prior to the date of the MediaAlpha Transaction, compared to $245 and $136 in 2018 and 2017. NSM recognized expenses of $235 in 2019, compared to $107 in 2018 for the period owned by White Mountains.

(c)
White Mountains reported $34 of non-controlling interest loss related to BAM in 2019, compared to $52 and $40 in 2018 and 2017. Amounts also include non-controlling interests in OneBeacon, Sirius Group and Tranzact prior to their sales.

(d)
As a result of the sales of OneBeacon, Sirius Group, Tranzact and Esurance Holdings, Inc. and its subsidiaries and Answer Financial Inc. and its subsidiaries (collectively, “Esurance”), White Mountains has reclassified the results from these businesses for the past five years in the table above to discontinued operations, net of tax. In 2019, discontinued operations, net of tax, includes a gain from sale of Sirius Group $1 related to foreign currency on a contingent liability. In 2018, discontinued operations, net of tax, includes a loss from sale of Sirius Group of $17 for the recognition of a contingent liability related to the sale. In 2017, discontinued operations, net of tax, includes a gain from sale of OneBeacon of $555 and income of $21 and a (loss) gain from sale of Sirius Group and Tranzact of $(1) and $3. In 2016, discontinued operations, net of tax, includes a gain from sale of Sirius Group and Tranzact of $363 and $52 and net income of $108 primarily related to the operations of OneBeacon. In 2015, discontinued operations, net of tax, includes net income of $117 and a gain from sale of Esurance of $18. See Note 20 — “Held for Sale and Discontinued Operations” on page F-60.

(e)
White Mountains’s total assets increased in 2019, compared to 2018, as a result of NSM’s acquisitions of Embrace and the Renewal Rights from AIG and the Kudu Transaction in 2019. White Mountains’s total assets decreased as a result of share repurchases in 2018, 2017, 2016 and 2015, and the sales of OneBeacon in 2017 and Sirius Group in 2016.

(f)
White Mountains’s total debt increased as a result of borrowings under the NSM Bank Facility and the Kudu Bank Facility. See Note 5 — “Debt” on page F-34. As of December 31, 2015, White Mountains had $50 outstanding under its credit facility, which was repaid in April 2016.

(g)
White Mountains’s non-controlling interests includes the policyholders’ surplus of BAM. White Mountains’s non-controlling interests decreased as a result of the deconsolidation of MediaAlpha in 2019 and the sale of OneBeacon in 2017 and Sirius Group in 2016. See Note 12 — “Common Shareholders’ Equity and Non-controlling Interests” on page F-49 for a detailed breakdown of non-controlling interests by consolidated entity.

(h)	Adjusted book value per share is a non-GAAP measure. See “NON-GAAP FINANCIAL MEASURES” on page 58.

(i)
During 2019, 2018, 2017, 2016, and 2015, White Mountains repurchased 5,679, 592,458, 832,725, 1,106,145, and 387,495 respectively, of its common shares through a combination of tender offers, open market transactions and other transactions. See “LIQUIDITY AND CAPITAL RESOURCES” on page 51.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains “forward-looking statements”. White Mountains intends statements that are not historical in nature, which are hereby identified as forward-looking statements, to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. White Mountains cannot promise that its expectations in such forward-looking statements will turn out to be correct. White Mountains’s actual results could be materially different from and worse than its expectations. See “FORWARD-LOOKING STATEMENTS” on page 67 for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements.
The following discussion also includes nine non-GAAP financial measures (i) adjusted book value per share, (ii) underlying growth in adjusted book value per share, (iii) gross written premiums and MSC from new business, (iv) adjusted capital, (v) NSM’s earnings before interest, taxes, depreciation and amortization (“EBITDA”), (vi) NSM’s adjusted EBITDA, (vii) total consolidated portfolio returns excluding the MediaAlpha Transaction, (viii) common equity securities and other long-term investments returns excluding the MediaAlpha Transaction and (ix) other long-term investments return excluding the MediaAlpha Transaction, that have been reconciled from their most comparable GAAP financial measures on page 58. White Mountains believes these measures to be useful in evaluating White Mountains’s financial performance and condition.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

Overview—Year Ended December 31, 2019 versus Year Ended December 31, 2018
White Mountains ended 2019 with book value per share of $1,024 and adjusted book value per share of $1,018, an increase of 14.4% and 14.8% for the year, including dividends. Comprehensive income attributable to common shareholders was $413 million in 2019 compared to comprehensive loss attributable to common shareholders of $146 million in 2018. The results for 2019 were driven primarily by investment results and the $182 million gain from the MediaAlpha Transaction. The results for 2018 were driven primarily by investment results, which were adversely impacted by the sharp decline in equity markets in the fourth quarter of 2018.
On February 26, 2019, MediaAlpha completed the MediaAlpha Transaction. The transaction resulted in a gain of $55 to each of White Mountains’s book value per share and adjusted book value per share. See “MediaAlpha” on page 43.
Including the $55 per share net gain from the MediaAlpha Transaction as if it had closed on December 31,
2018, book value per share would have been $951 and adjusted book value per share would have been $943 as of December 31, 2018. Had the MediaAlpha Transaction closed on December 31, 2018, White Mountains’s book value per share would have increased 7.8% and adjusted book value per share would have increased 8.1% in 2019, including dividends.
During 2019, White Mountains repurchased and retired $5 million of its common shares. During 2019, White Mountains deployed roughly $435 million in new business opportunities, ending the year with approximately $1.0 billion of undeployed capital.
Gross written premiums and MSC collected in the HG Global/BAM segment totaled $107 million in both 2019 and 2018. BAM insured municipal bonds with par value of $12.8 billion in 2019, compared to $12.0 billion in 2018. During 2019, BAM completed assumed reinsurance transactions to insure municipal bonds with a par value of $1.1 billion and, during 2018, BAM completed assumed reinsurance transactions to insure municipal bonds with a par value of $2.2 billion. Total pricing was 83 basis points in 2019, compared to 93 basis points in 2018.
In December 2019, BAM made a $32 million cash payment of principal and interest on the BAM Surplus Notes held by HG Global. In January 2020, BAM made an additional $65 million special cash payment of principal and interest on the BAM Surplus Notes. During 2018, BAM made a $23 million cash payment of principal and interest on the BAM Surplus Notes. BAM’s total claims paying resources were $938 million as of December 31, 2019, compared to $871 million as of December 31, 2018. The increase in claims paying resources was driven by positive cash flow from operations.
During the fourth quarter of 2019, White Mountains updated its debt service model for the BAM Surplus Notes to reflect (i) the cash payments of principal and interest on the BAM Surplus Notes made in December 2019 and January 2020, (ii) the amendments made to the terms of the BAM Surplus Notes in January 2020, including an extension of the variable interest rate period, and (iii) in light of the current interest rate environment, a more conservative forecast of future operating results for BAM. This has resulted in slower modeled future payments on the BAM Surplus Notes and, in turn, a $20 million increase to the time value of money discount on the BAM Surplus Notes as reflected in adjusted book value per share as of December 31, 2019.

NSM reported pre-tax loss of $2 million, adjusted EBITDA of $48 million, and commission and other revenues of $233 million in the year ended December 31, 2019. For the period from May 11, 2018, the date White Mountains acquired NSM, to December 31, 2018, NSM reported pre-tax loss of $5 million, adjusted EBITDA of $18 million, and commission and other revenues of $102 million. Results for the year ended December 31, 2019 include the results, from the date of acquisition, of Embrace, a nationwide provider of pet health insurance for dogs and cats, which NSM acquired on April 1, 2019, and KBK, a specialized MGU focused on the towing and transportation space, which NSM acquired on December 3, 2018.
On April 4, 2019, White Mountains completed the Kudu Transaction. For the twelve months ended December 31, 2019, Kudu deployed $203 million, including transaction costs, in seven asset management firms and has now deployed a total of $266 million, including transaction costs, in nine asset management firms with combined assets under management of over $33 billion, spanning a range of asset classes, including real estate, real assets, wealth management, hedge funds and alternative credit strategies. For the period from April 4, 2019, the date of the Kudu Transaction, through December 31, 2019, Kudu reported total revenues of $21 million and pretax income of $11 million.
White Mountains’s pre-tax total return on invested assets was 20.4% for 2019, which included a $115 million pre-tax unrealized investment gain from the MediaAlpha Transaction. Excluding the MediaAlpha Transaction, White Mountains’s pre-tax total return on invested assets was 15.5% for 2019, compared to -1.7% for 2018. Investment returns for 2019 benefited from the decision to increase White Mountains’s equity exposure during the equity rout at the end of 2018, the strong rally in equity markets over the course of the year, and strong other long-term investments results. The strong other long-term investment results were driven primarily by a $65 million increase in the fair value of White Mountains’s investment in MediaAlpha resulting from increases in profitability metrics since the MediaAlpha Transaction. Investment returns for 2018 were adversely impacted by the sharp decline in equity markets in the fourth quarter.
White Mountains’s portfolio of common equity securities and other long-term investments returned 36.9% for 2019, which included the $115 million pre-tax unrealized investment gain from the MediaAlpha Transaction. Excluding the MediaAlpha Transaction, White Mountains’s portfolio of common equity securities and other long-term investments returned 25.7% for 2019, compared to -3.6% for 2018.
White Mountains’s fixed income portfolio returned 6.1% for 2019, compared to 1.2% for 2018.

Overview—Year Ended December 31, 2018 versus Year Ended December 31, 2017
White Mountains ended 2018 with book value per share of $896 and adjusted book value per share of $888, a decrease of 3.7% and 2.8% for the year, including dividends. Comprehensive loss attributable to common shareholders was $146 million in 2018 compared to comprehensive income attributable to common shareholders of $631 million in 2017. The results for 2018 were driven primarily by investment results, which were adversely impacted by the sharp decline in equity markets in the fourth quarter of 2018. The results for 2017 were driven primarily by the $557 million gain from the OneBeacon Transaction.
Including the estimated gain of $55 per share for the MediaAlpha Transaction, December 31, 2018 book value per share would have been $951 and adjusted book value per share would have been $943. Had the MediaAlpha Transaction closed on December 31, 2018, White Mountains’s book value per share would have increased 2.2% and adjusted book value per share would have increased 3.2% in 2018, including dividends.
During 2018, White Mountains repurchased and retired 592,458 of its common shares for $519 million at an average share price of $877. The average share price paid was approximately 98% and 99%, respectively, of White Mountains’s December 31, 2018 book value per share and adjusted book value per share. The average share price paid was approximately 92% and 93%, respectively, of White Mountains’s December 31, 2018 book value per share including the estimated gain of $55 per share from the MediaAlpha Transaction and adjusted book value per share including the estimated gain from the MediaAlpha Transaction. During 2018, White Mountains deployed roughly $300 million in new business opportunities, ending the year with approximately $1.2 billion of undeployed capital.
Gross written premiums and MSC collected in the HG Global/BAM segment totaled $107 million in 2018, compared to $101 million in 2017. BAM insured municipal bonds with par value of $12.0 billion in 2018, compared to $10.4 billion in 2017. During 2018, BAM completed assumed reinsurance transactions to insure municipal bonds with a par value of $2.2 billion. Total pricing was 93 basis points in 2018, compared to 99 basis points in 2017. During 2018, BAM made a $23 million cash payment of principal and interest on the BAM Surplus Notes held by HG Global. During 2017, BAM made a $5 million cash payment of principal and interest on the BAM Surplus Notes. BAM’s total claims paying resources were $871 million as of December 31, 2018, compared to $708 million as of December 31, 2017. The increase in claims paying resources was driven by positive cash flow from operations as well as the $100 million reinsurance agreement that BAM entered into with Fidus Re in the second quarter of 2018.

On May 11, 2018, White Mountains acquired a 95.0% ownership interest in NSM (83.6% on a fully diluted, fully converted basis), a full-service MGU and program administrator for specialty property & casualty insurance. NSM reported pre-tax loss of $5 million from May 11, 2018, the date of acquisition, through December 31, 2018. NSM reported adjusted EBITDA of $16 million and revenues of $102 million from May 11, 2018 through December 31, 2018.
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
White Mountains’s portfolio of common equity securities and other long-term investments returned -3.6% for 2018, compared to 12.7% for 2017.
White Mountains’s fixed income portfolio returned 1.2% for 2018, compared to 3.5% for 2017.

Adjusted Book Value Per Share

The following table presents White Mountains’s adjusted book value per share, a non-GAAP financial measure, as of December 31, 2019, 2018 and 2017 and reconciles this non-GAAP measure to book value per share, the most comparable GAAP measure. See “NON-GAAP FINANCIAL MEASURES” on page 58.

	December 31,
	2019	2018	2017
Book value per share numerators (in millions):
White Mountains’s common shareholders’ equity	$3,261.5	$2,843.1	$3,492.5
Time-value of money discount on expected future payments on the BAM Surplus Notes (1)	(151.6)	(141.2)	(157.0)
HG Global’s unearned premium reserve (1)	156.7	136.9	103.9
HG Global’s net deferred acquisition costs (1)	(41.5)	(34.6)	(24.3)
Adjusted book value per share numerator	$3,225.1	$2,804.2	$3,415.1
Book value per share denominators (in thousands of shares):
Common shares outstanding	3,185.4	3,173.1	3,750.2
Unearned restricted shares	(18.5)	(14.6)	(16.8)
Adjusted book value per share denominator	3,166.9	3,158.5	3,733.4
GAAP book value per share	$1,023.91	$896.00	$931.30
Adjusted book value per share	$1,018.41	$887.85	$914.75
Dividends paid per share	$1.00	$1.00	$1.00

(1)	Amounts reflects White Mountains’s preferred share ownership in HG Global of 96.9%.

The following tables presents goodwill and other intangible assets that are included in White Mountains’s adjusted book value as of December 31, 2019, 2018 and 2017:

	December 31,
Millions	2019	2018	2017
Goodwill:
NSM (1)	$381.6	$354.3	$—
Kudu	7.6	—	—
MediaAlpha	—	18.3	18.3
Other Operations	5.5	7.3	7.6
Total goodwill	394.7	379.9	25.9
	.	.
Other intangible assets:
NSM (1)	241.4	131.9	—
Kudu	2.0	—	—
MediaAlpha	—	25.1	35.4
Other Operations	16.6	.6	.8
Total other intangible assets	260.0	157.6	36.2
Total goodwill and other intangible assets (2)	654.7	537.5	62.1
Total goodwill and other intangible assets attributed to non-controlling interests	(23.4)	(40.6)	(21.1)
Total goodwill and other intangible assets included in White Mountains’s common shareholders’ equity	$631.3	$496.9	$41.0
(1) The relative fair values of goodwill and other intangible assets recognized in connection with the acquisition of KBK had not yet been finalized at December 31, 2018.
(2) See Note 4 — “Goodwill and Other Intangible Assets” on page F-31 for details of other intangible assets.

Summary of Consolidated Results

The following table presents White Mountains’s consolidated financial results by industry for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
Millions	2019	2018	2017
Revenues
Financial Guarantee revenues	$66.6	$24.3	$23.3
Specialty Insurance Distribution revenues	233.1	101.6	—
Asset Management revenues	21.2	—	—
Marketing Technology revenues	48.8	297.1	163.2
Other Operations revenues	523.7	(53.9)	187.3
Total revenues	893.4	369.1	373.8
Expenses
Financial Guarantee expenses	56.6	53.7	47.3
Specialty Insurance Distribution expenses	235.2	106.8	—
Asset Management expenses	10.4	—	—
Marketing Technology expenses	54.9	288.2	163.6
Other Operations expenses	131.2	98.6	155.1
Total expenses	488.3	547.3	366.0
Pre-tax income (loss)
Financial Guarantee pre-tax income (loss)	10.0	(29.4)	(24.0)
Specialty Insurance Distribution pre-tax loss	(2.1)	(5.2)	—
Asset Management, pre-tax income	10.8	—	—
Marketing Technology pre-tax (loss) income	(6.1)	8.9	(.4)
Other Operations pre-tax income (loss)	392.5	(152.5)	32.2
Total pre-tax income (loss)	405.1	(178.2)	7.8
Income tax (expense) benefit	(29.3)	4.0	7.8
Net income (loss) from continuing operations	375.8	(174.2)	15.6
Gain (loss) on sale of discontinued operations, net of tax	0.8	(17.2)	557.0
Net income from discontinued operations, net of tax	—	—	20.5
Net income (loss)	376.6	(191.4)	593.1
Net loss attributable to non-controlling interests	37.9	50.2	34.1
Net income (loss) attributable to White Mountains’s common shareholders	414.5	(141.2)	627.2
Other comprehensive (loss) income, net of tax	(1.4)	(4.8)	.3
Comprehensive income from discontinued operations, net of tax	—	—	3.2
Comprehensive income (loss)	413.1	(146.0)	630.7
Comprehensive income (loss) attributable to non-controlling interests	—	.3	(.2)
Comprehensive income (loss) attributable to White Mountains’s common shareholders	$413.1	$(145.7)	$630.5

I. Summary of Operations By Segment

As of December 31, 2019, White Mountains conducted its operations through four segments: (1) HG Global/BAM, (2) NSM, (3) Kudu and (4) Other Operations. In addition, MediaAlpha was consolidated as a reportable segment until the date of the MediaAlpha Transaction. A discussion of White Mountains’s consolidated investment operations is included after the discussion of operations by segment. White Mountains’s segment information is presented in Note 14 — “Segment Information” on page F-52.
As a result of the Kudu Transaction, White Mountains began consolidating Kudu in its financial statements in the second quarter of 2019. White Mountains’s segment disclosures for the year ended December 31, 2019 include Kudu’s results of operations for the period from April 4, 2019, the date of the Kudu Transaction, to December 31, 2019. See Note 2 — “Significant Transactions” on page F-17.
As a result of the MediaAlpha Transaction, White Mountains no longer consolidated MediaAlpha, and consequently it was no longer a reportable segment. White Mountains’s segment disclosures for the year ended December 31, 2019 include MediaAlpha’s results of operations for the period from January 1, 2019 to February 26, 2019, the date of the MediaAlpha Transaction. See Note 2 — “Significant Transactions” on page F-17.
As a result of the OneBeacon Transaction, the results of operations for OneBeacon for the year ended December 31, 2017 have been classified as discontinued operations, and are now presented separately, net of related income taxes, in the statement of comprehensive income. See Note 20 — “Held for Sale and Discontinued Operations” on page F-60.

HG Global/BAM

The following tables present the components of pre-tax income included in White Mountains’s HG Global/BAM segment related to the consolidation of HG Global, which includes HG Re and its other wholly-owned subsidiaries, and BAM for the years ended December 31, 2019, 2018 and 2017:

	December 31, 2019
Millions	HG Global	BAM		Eliminations	Total
Direct written premiums	$—	$28.1	(2)	$—	$28.1
Assumed written premiums	33.6	10.6		(33.6)	10.6
Gross written premiums	33.6	38.7		(33.6)	38.7
Ceded written premiums	—	(33.6)	(2)	33.6	—
Net written premiums	$33.6	$5.1		$—	$38.7

Earned insurance and reinsurance premiums	$13.1	$3.2		$—	$16.3
Net investment income	7.5	14.1		—	21.6
Net investment income - BAM Surplus Notes	27.4	—		(27.4)	—
Net realized and unrealized investment gains	11.0	16.1		—	27.1
Other revenues	—	1.6		—	1.6
Total revenues	59.0	35.0		(27.4)	66.6
Insurance and reinsurance acquisition expenses	3.3	2.4		—	5.7
Other underwriting expenses	—	.4		—	.4
General and administrative expenses	1.6	48.9		—	50.5
Interest expense - BAM Surplus Notes	—	27.4		(27.4)	—
Total expenses	4.9	79.1		(27.4)	56.6
Pre-tax income (loss)	$54.1	$(44.1)		$—	$10.0
Supplemental information:
MSC collected (1) (2)	$—	$68.0		$—	$68.0
(1) MSC collected are recorded directly to BAM’s equity, which is recorded as non-controlling interest on White Mountains’s balance sheet.
(2) During 2019, BAM issued policy endorsements for certain policies issued in periods prior to the second quarter of 2018. The impact of the policy endorsements for the year ended December 31, 2019 was a decrease to BAM’s gross written premiums of $13.4 and an increase to MSC collected of $13.4.

	December 31, 2018
Millions	HG Global	BAM	Eliminations	Total
Direct written premiums	$—	$44.8	$—	$44.8
Assumed written premiums	45.0	8.1	(45.0)	8.1
Gross written premiums	45.0	52.9	(45.0)	52.9
Ceded written premiums	—	(45.0)	45.0	—
Net written premiums	$45.0	$7.9	$—	$52.9

Earned insurance and reinsurance premiums	$11.0	$2.9	$—	$13.9
Net investment income	5.7	11.0	—	16.7
Net investment income - BAM Surplus Notes	22.9	—	(22.9)	—
Net realized and unrealized investment losses	(4.1)	(3.4)	—	(7.5)
Other revenues	—	1.2	—	1.2
Total revenues	35.5	11.7	(22.9)	24.3
Insurance and reinsurance acquisition expenses	2.7	2.6	—	5.3
Other underwriting expenses	—	.4	—	.4
General and administrative expenses	1.1	46.9	—	48.0
Interest expense - BAM Surplus Notes	—	22.9	(22.9)	—
Total expenses	3.8	72.8	(22.9)	53.7
Pre-tax income (loss)	$31.7	$(61.1)	$—	$(29.4)
Supplemental information:
MSC collected (1)	$—	$53.8	$—	$53.8
(1) MSC collected are recorded directly to BAM’s equity, which is recorded as non-controlling interest on White Mountains’s balance sheet.

	December 31, 2017
Millions	HG Global	BAM	Eliminations	Total
Direct written premiums	$—	$63.2	$—	$63.2
Assumed written premiums	53.6	—	(53.6)	—
Gross written premiums	53.6	63.2	(53.6)	63.2
Ceded written premiums	—	(53.6)	53.6	—
Net written premiums	$53.6	$9.6	$—	$63.2

Earned insurance and reinsurance premiums	$7.1	$2.3	$—	$9.4
Net investment income	3.3	9.0	—	12.3
Net investment income - BAM Surplus Notes	19.0	—	(19.0)	—
Net realized and unrealized investment (losses) gains	(1.2)	1.8	—	.6
Other revenues	—	1.0	—	1.0
Total revenues	28.2	14.1	(19.0)	23.3
Insurance and reinsurance acquisition expenses	1.5	2.5	—	4.0
Other underwriting expenses	—	.4	—	.4
General and administrative expenses	1.0	41.9	—	42.9
Interest expense - BAM Surplus Notes	—	19.0	(19.0)	—
Total expenses	2.5	63.8	(19.0)	47.3
Pre-tax income (loss)	$25.7	$(49.7)	$—	$(24.0)
Supplemental information:
MSC collected (1)	$—	$37.4	$—	$37.4
(1) MSC collected are recorded directly to BAM’s equity, which is recorded as non-controlling interest on White Mountains’s balance sheet.

HG Global/BAM Results—Year Ended December 31, 2019 versus Year Ended December 31, 2018
BAM charges an insurance premium on each municipal bond insurance policy it writes. A portion of the premium is MSC and the remainder is a risk premium. In the event of a municipal bond refunding, a portion of the MSC from original issuance can be reutilized, in effect serving as a credit against the total insurance premium on the refunding of the municipal bond.  Issuers of debt insured by BAM are members of BAM so long as any of their BAM-insured debt is outstanding, and as members they have certain interests in BAM, including the right to vote for BAM’s directors and to receive dividends, if declared.
Gross written premiums and MSC collected in the HG Global/BAM segment totaled $107 million in both 2019 and 2018. BAM insured $12.8 billion of municipal bonds, $10.4 billion of which were in the primary market in 2019, compared to $12 billion of municipal bonds, $8.8 billion of which were in the primary market, in 2018. During 2019 and 2018, BAM completed assumed reinsurance transactions to insure municipal bonds with a par value of $1.1 billion and $2.2 billion, respectively.
Total pricing, which reflects both gross written premiums and MSC from new business, decreased to 83 basis points in 2019, compared to 93 basis points in 2018. See “NON-GAAP FINANCIAL MEASURES” on page 58. The decrease in total pricing was driven primarily by a decrease in pricing in the primary market. Pricing in the primary market decreased to 51 basis points in 2019, compared to 71 basis points in 2018, driven primarily by lower interest rates and tighter credit spreads. Pricing in the assumed reinsurance and secondary markets, which is more transaction-specific than pricing in the primary market, increased to 219 basis points in 2019, compared to 150 basis points in 2018, partially offsetting the decline in pricing in the primary market.
The following table presents the gross par value of primary and secondary market policies issued, the gross par value of assumed reinsurance, the gross written premiums and MSC collected and total pricing for the twelve months ended December 31, 2019 and 2018:

	Year Ended December 31,
$ in Millions	2019		2018

Gross par value of primary market policies issued	$10,405.1		$8,779.9
Gross par value of assumed reinsurance	1,130.7		2,235.8
Gross par value of secondary market policies issued	1,311.8		959.6
Total gross par value of market policies issued	$12,847.6		$11,975.3
Gross written premiums	$38.7	(2)	$52.9
MSC collected	68.0	(2)	53.8
Total gross written premiums and MSC collected	$106.7		$106.7
Present value of future installment MSC collections	.3		3.1
Gross written premium adjustments on existing installment policies	(.1)		1.1
Gross written premiums and MSC from new business (1)	$106.9		$110.9
Total pricing	83 bps		93 bps
(1) See “NON-GAAP FINANCIAL MEASURES” on page 58.
(2) During 2019, BAM issued policy endorsements for certain policies issued in periods prior to the second quarter of 2018. The impact of the policy endorsements for the year ended December 31, 2019 was a decrease to BAM’s gross written premiums of $13.4 and an increase to MSC collected of $13.4.

HG Global reported GAAP pre-tax income of $54 million in 2019, compared to $32 million in 2018. The increase in pre-tax income was driven primarily by higher returns in HG Global’s investment portfolio. HG Global’s results in 2019 included $27 million of interest income on the BAM Surplus Notes, compared to $23 million in 2018.
BAM is a mutual insurance company that is owned by its members. BAM’s results are consolidated into White
Mountains’s GAAP financial statements and attributed to non-controlling interests. White Mountains reported GAAP pre-tax losses from BAM of $44 million in 2019, compared to $61 million in 2018. The decrease in the pre-tax loss was driven primarily by higher returns in BAM’s investment portfolio. BAM’s results included $27 million of interest expense on the BAM Surplus Notes and $49 million of general and administrative expenses in 2019, compared to $23 million of interest expense on the BAM Surplus Notes and $47 million of general and administrative expenses in 2018.

In December 2019, BAM made a $32 million cash payment of principal and interest on the BAM Surplus Notes held by HG Global. Of this payment, $24 million was a repayment of principal held in the Supplemental Trust and $8 million was a payment of accrued interest held outside the Supplemental Trust. In January 2020, BAM made an additional $65 million special cash payment of principal and interest on the BAM Surplus Notes. Of this payment, $48 million was a repayment of principal held in the Supplemental Trust, $1 million was a payment of accrued interest held in the Supplemental Trust and $16 million was a payment of accrued interest held outside the Supplemental Trust. During 2018, BAM made a $23 million cash payment of principal and interest on the BAM Surplus Notes. Of this payment, $18 million was a repayment of principal held in the Supplemental Trust, $1 million was a payment of accrued interest held in the Supplemental Trust and $4 million was a payment of accrued interest held outside the Supplemental Trust.
During the fourth quarter of 2019, White Mountains updated its debt service model for the BAM Surplus Notes to reflect (i) the cash payments of principal and interest on the BAM Surplus Notes made in December 2019 and January 2020, (ii) the amendments made to the terms of the BAM Surplus Notes in January 2020, including the extension of the variable interest rate period and (iii) in light of the current interest rate environment, a more conservative forecast of future operating results for BAM.  This has resulted in slower modeled future payments on the BAM Surplus Notes and, in turn, a $20 million increase to the time value of money discount on the BAM Surplus Notes as reflected in adjusted book value per share as of December 31, 2019.

HG Global/BAM Results—Year Ended December 31, 2018 versus Year Ended December 31, 2017
Gross written premiums and MSC collected in the HG Global/BAM segment totaled $107 million in 2018, compared to $101 million in 2017. BAM insured $12.0 billion of municipal bonds, $8.8 billion of which were in the primary market in 2018, compared to $10.4 billion, $9.6 billion of which were in the primary market, in 2017. During 2018, BAM completed an assumed reinsurance transaction to insure municipal bonds with a par value of $2.2 billion.
Total pricing, which reflects both gross written premiums and MSC from new business, decreased to 93 basis points in 2018, compared to 99 basis points in 2017. See “NON-GAAP FINANCIAL MEASURES” on page 58. Pricing in the primary market decreased to 71 basis points in 2018, compared to 74 basis points in 2017. Pricing in the assumed reinsurance and secondary markets decreased to 150 basis points in 2018, compared to 410 basis points in 2017.
The following table presents the gross par value of primary and secondary market policies issued, the gross par value of assumed reinsurance, the gross written premiums and MSC collected and total pricing for the twelve months ended December 31, 2018 and 2017:

	Year Ended December 31,
$ in Millions	2018	2017
Gross par value of primary market policies issued	$8,779.9	$9,633.5
Gross par value of assumed reinsurance	2,235.8	—
Gross par value of secondary market policies issued	959.6	793.2
Total gross par value of market policies issued	$11,975.3	$10,426.7
Gross written premiums	$52.9	$63.2
MSC collected	53.8	37.4
Total gross written premiums and MSC collected	$106.7	$100.6
Present value of future installment MSC collections	3.1	2.8
Gross written premium adjustments on existing installment policies	1.1	—
Gross written premiums and MSC from new business (1)	$110.9	$103.4
Total pricing	93 bps	99 bps
(1) See “NON-GAAP FINANCIAL MEASURES” on page 58.

HG Global reported GAAP pre-tax income of $32 million in 2018, compared to $26 million in 2017. HG Global’s results in 2018 included $23 million of interest income on the BAM Surplus Notes, compared to $19 million in 2017.
White Mountains reported GAAP pre-tax losses from BAM of $61 million 2018, compared to $50 million in 2017. BAM’s results included $23 million of interest expense on the BAM Surplus Notes and $47 million of general and administrative expenses in 2018, compared to $19 million of interest expense on the BAM Surplus Notes and $42 million of general and administrative expenses in 2017. The increase in general and administrative expenses was primarily due to financing expense from the reinsurance agreement with Fidus Re, which is accounted for using the deposit method under GAAP.
During 2018, BAM made a $23 million cash payment of principal and interest on the BAM Surplus Notes held by HG Global. Of this payment, $18 million was a repayment of principal held in the Supplemental Trust, $1 million was a payment of accrued interest held in the Supplemental Trust and $4 million was a payment of accrued interest held outside the Supplemental Trust. During 2017, BAM made a $5 million cash payment of principal and interest on the BAM Surplus Notes. Of this payment, $4 million was a repayment of principal held in the Supplemental Trust and $1 million was a payment of accrued interest held outside the Supplemental Trust.

Claims Paying Resources
BAM’s claims paying resources represent the capital and other financial resources BAM has available to pay claims and, as such, is a key indication of BAM’s financial strength.
The following table presents BAM’s total claims paying resources as of December 31, 2019, 2018 and 2017:

Millions	December 31, 2019	December 31, 2018	December 31, 2017
Policyholders’ surplus	$402.4	$413.7	$427.3
Contingency reserve	68.2	50.3	34.8
Qualified statutory capital	470.6	464.0	462.1
Net unearned premiums	39.3	36.2	30.5
Present value of future installment premiums and MSC	13.7	12.9	9.0
HG Re Collateral Trusts at statutory value	314.0	258.3	206.8
Fidus Re collateral trust at statutory value	100.0	100.0	—
Claims paying resources	$937.6	$871.4	$708.4

BAM’s claims paying resources increased to $938 million as of December 31, 2019 from $871 million as of December 31, 2018. The increase was driven primarily by $68 million of MSC collected and a $56 million increase in the invested assets of the HG Re Collateral Trusts, partially offset by BAM’s 2019 statutory net loss of $38 million.
BAM’s claims paying resources increased to $871 million as of December 31, 2018 from $708 million as of December 31, 2017. The increase was driven primarily by the $100 million reinsurance agreement with Fidus Re, $54 million of MSC collected and a $52 million increase in the invested assets of the HG Re Collateral Trusts, partially offset by BAM’s 2018 statutory net loss of $35 million.

HG Global/BAM Balance Sheets
The following table presents amounts from HG Global, which includes HG Re and its other wholly-owned subsidiaries, and BAM that are contained within White Mountains’s consolidated balance sheet as of December 31, 2019 and 2018:

	December 31, 2019
Millions	HG Global	BAM	Eliminations and Segment Adjustment	Total Segment
Assets
Fixed maturity investments	$304.2	$495.1	$—	$799.3
Short-term investments	15.7	30.6	—	46.3
Total investments	319.9	525.7	—	845.6
Cash	9.8	14.4	—	24.2
BAM Surplus Notes	457.6	—	(457.6)	—
Accrued interest receivable on BAM Surplus Notes	162.7	—	(162.7)	—
Deferred acquisition costs	42.8	22.1	(42.8)	22.1
Insurance premiums receivable	4.2	6.7	(4.2)	6.7
Accrued investment income	1.7	3.7	—	5.4
Other assets	—	20.2	(.2)	20.0
Total assets	$998.7	$592.8	$(667.5)	$924.0
Liabilities
BAM Surplus Notes (1)	$—	$457.6	$(457.6)	$—
Accrued interest payable on BAM Surplus Notes (2)	—	162.7	(162.7)	—
Preferred dividends payable to White Mountains's subsidiaries (3)	330.3	—	—	330.3
Preferred dividends payable to non-controlling interests	11.4	—	—	11.4
Unearned insurance premiums	161.7	36.7	—	198.4
Other liabilities	1.7	82.5	(47.2)	37.0
Total liabilities	505.1	739.5	(667.5)	577.1
Equity
White Mountains’s common shareholders’ equity (3)	479.2	—	—	479.2
Non-controlling interests	14.4	(146.7)	—	(132.3)
Total equity	493.6	(146.7)	—	346.9
Total liabilities and equity	$998.7	$592.8	$(667.5)	$924.0

(1)	Under GAAP, the BAM Surplus Notes are classified as debt by the issuer. Under U.S. Statutory accounting, they are classified as policyholders’ surplus.

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

NSM

The following table presents the components of GAAP net loss and adjusted EBITDA included in White Mountains’s NSM segment for the year ended December 31, 2019 and the for the period of May 11, 2018 to December 31, 2018:

Millions	Year Ended December 31, 2019	May 11, 2018 to December 31, 2018
Commission revenues	$193.4	$89.6
Broker commission expense	64.8	28.4
Gross profit	128.6	61.2
Other revenues	39.7	12.0
General and administrative expenses	132.2	59.4
Change in fair value of contingent consideration earnout liabilities	2.1	2.7
Amortization of other intangible assets	19.4	8.3
Interest expense	16.7	8.0
GAAP pre-tax loss	(2.1)	(5.2)
Income tax benefit	(.6)	—
GAAP net loss	(1.5)	(5.2)
Add back:
Interest expense	16.7	8.0
Income tax benefit	(.6)	—
General and administrative expenses — depreciation	2.8	1.7
Amortization of other intangible assets	19.4	8.3
EBITDA (1)	36.8	12.8
Add back:
Change in fair value of contingent consideration earnout liabilities	2.1	2.7
Acquisition-related transaction expenses	5.6	1.0
Fair value purchase accounting adjustment for deferred revenue	.9	—
Investments made in the development of new business lines	.3	1.8
Restructuring expenses	2.3	.1
Adjusted EBITDA (1)	$48.0	$18.4
(1) See “NON-GAAP FINANCIAL MEASURES” on page 58.

NSM Results—Year ended December 31, 2019 versus the Period from May 11, 2018 to December 31, 2018
For the year ended December 31, 2019, NSM reported GAAP pre-tax loss of $2 million, adjusted EBITDA of $48 million, and commission and other revenues of $233 million. For the period from May 11, 2018, the date White Mountains acquired NSM, to December 31, 2018, NSM reported pre-tax loss of $5 million, adjusted EBITDA of $18 million, and commission and other revenues of $102 million. NSM’s pre-tax loss included interest expense of $17 million and amortization of other intangible assets of $19 million in 2019, compared to $8 million and $8 million, respectively, for the period from May 11, 2018 to December 31, 2018.
Broker commission expenses and general and administrative expenses were $65 million and $132 million for 2019, compared to $28 million and $59 million, respectively, for the period from May 11, 2018 to December 31, 2018. NSM’s general and administrative expenses for 2019 included a $2 million impairment of intangible assets related to Fresh Insurance.

NSM Business Trends
The following is a discussion of the trends in NSM’s business including periods prior to White Mountains’s ownership of NSM. White Mountains believes this is useful in understanding the newly acquired business.
NSM’s business consists of a number of active programs that are broadly categorized into six market verticals. The following table presents the controlled premium and commission and other revenues by vertical for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019		2018 (2)		2017 (2)
$ in Millions	Controlled Premium (1)	Commission and Other Revenue	Controlled Premium (1)	Commission and Other Revenue	Controlled Premium (1)	Commission and Other Revenue
Specialty Transportation	$290.2	$77.6	$136.8	$43.0	$112.6	$32.9
Real Estate	157.2	34.7	135.7	30.3	106.8	22.2
Social Services	102.7	25.9	94.0	23.8	111.6	28.8
Pet	67.6	30.0	—	—	—	—
United Kingdom	155.5	45.9	108.8	34.9	46.0	16.1
Other	124.5	19.0	119.4	19.8	113.4	18.6
Total	$897.7	$233.1	$594.7	$151.8	$490.4	$118.6
(1) Controlled premium are total premiums placed by NSM during the period.
(2) Controlled premium and commission and other revenue includes results prior to White Mountains’s ownership of NSM.

Year Ended December 31, 2019 versus Year Ended December 31, 2018
Specialty Transportation: NSM’s specialty transportation controlled premium and commission and other revenues increased significantly in 2019, compared to 2018, driven primarily by the acquisition of KBK in the fourth quarter of 2018 and an increase in contingent commissions and fees in 2019. KBK contributed $160 million of controlled premium and $32 million of commission and other revenues in 2019.
Real Estate: NSM’s real estate controlled premium increased 16% in 2019, compared to 2018, driven primarily by organic growth in both rate and units. The organic growth was driven by rate increases in the CHAMP program, which offers insurance coverage for wind-exposed coastal condominium associations, combined with significant unit growth in NSM’s excess and surplus habitational program. NSM’s real estate commission and other revenues increased 15% in 2019, compared to 2018, driven primarily by the increase in controlled premium, increases in rate and an increase in associated fee revenues.
Social Services: NSM’s social services controlled premium and commission and other revenues both increased 9% in 2019, compared to 2018. The increase is primarily due to increases in rate and retention.
Pet: The pet program was added during the second quarter of 2019 with the acquisition of Embrace.
United Kingdom: NSM’s United Kingdom controlled premium and commission and other revenues increased 43% and 32% in 2019, respectively, compared to 2018, driven primarily by the acquisition of Fresh Insurance in May 2018 and the establishment of First Underwriting in the fourth quarter of 2018. Fresh Insurance’s controlled premium and commission and other revenues contributed $62 million and $18 million in 2019, respectively, compared to $46 million and $16 million, respectively, from the date of acquisition, May 11, 2018, to the end of 2018. First Underwriting contributed $38 million of controlled premium and $3 million of commission and other revenues in 2019.
Other: NSM’s other controlled premium increased 4% in 2019, compared to 2018, driven primarily by improvements in units and retention. Commissions and other revenues decreased 4% in 2019 from 2018 due to lower average commission rates resulting from a change in carrier in 2019.

Year Ended December 31, 2018 versus Year Ended December 31, 2017
Specialty Transportation: NSM’s specialty transportation controlled premium and commission and other revenue growth in 2018 was due to organic growth in the collector car programs, and higher profit commissions in 2018 compared to 2017, as there were no major catastrophes in 2018, while profit commissions were significantly reduced in 2017 due to hurricanes Harvey and Irma.
Real Estate: NSM’s real estate controlled premium and commission and other revenue growth in 2018 was primarily due to the CHAMP program, which increased penetration in the southeast U.S. market and benefited from customer goodwill arising from exceptional claims handling in the wake of the 2017 hurricanes.
Social Services: NSM’s social services controlled premium and commission and other revenue experienced a decline in 2018 primarily due to the continued pull back of a key carrier partner. NSM established relationships with two new carrier partners in the Social Services vertical in 2019.
United Kingdom: NSM’s United Kingdom controlled premium and commission and fee revenue grew significantly in 2018 due to the acquisition of Fresh Insurance. Fresh Insurance’s controlled premium and commission and other revenues contributed $46 million and $16 million, respectively, from the date of acquisition, May 11, 2018, to the end of 2018.
Other: NSM’s other controlled premium and commission and fee revenue increased due to growth in the retail brokerage program, partially offset by a reduction in the worker’s compensation program.

Kudu

On April 4, 2019, White Mountains completed the Kudu Transaction. For the twelve months ended December 31, 2019, Kudu deployed $203 million, including transaction costs, in seven asset management firms and has now deployed a total of $266 million, including transaction costs, in nine asset management firms with combined assets under management of over $33 billion, spanning a range of asset classes, including real estate, real assets, wealth management, hedge funds and alternative credit strategies. The average cash yield to Kudu at inception for the $266 million of deployed capital was 10.6%.
The following table presents a summary of White Mountains’s financial results from its Kudu segment for the period of April 4, 2019 to December 31, 2019:

April 4, 2019 to December 31, 2019
Millions
Net investment income	$14.7
Net realized and unrealized investment gains	6.3
Other revenues	.2
Total revenues	21.2
General and administrative expenses	10.1
Amortization of other intangible assets	.2
Interest expense	.1
Total expenses	10.4
Pre-tax income	$10.8

Kudu reported pre-tax income of $11 million and revenues of $21 million for the period from April 4, 2019, the date of the Kudu Transaction, to December 31, 2019. Kudu’s pre-tax income and revenues were driven primarily by net investment income of $15 million and net realized and unrealized gains of $6 million from Kudu’s Participation Contracts. Kudu’s pre-tax income also included general and administrative expenses of $10 million, driven primarily by employee compensation costs and transaction related expenses.

MediaAlpha

As a result of the MediaAlpha Transaction, White Mountains’s reduced its ownership interest in MediaAlpha to 48.3% (42.0% on a fully diluted, fully converted basis). White Mountains’s remaining ownership interest in MediaAlpha no longer meets the criteria for a controlling ownership interest and, accordingly, White Mountains deconsolidated MediaAlpha as of February 26, 2019. Subsequent to the MediaAlpha Transaction, White Mountains accounts for its investment in MediaAlpha at fair value within other long-term investments. See Summary of Investment Results on page 45.
The following table presents the components of GAAP pre-tax (loss) income included in White Mountains’s MediaAlpha segment for the period of January 1, 2019 to February 26, 2019, and for the years ended December 31, 2018 and 2017:

		Year Ended December 31,
Millions	January 1, 2019 to February 26, 2019	2018	2017
Advertising and commission revenues	$48.8	$295.5	$163.2
Cost of sales	40.6	245.0	135.9
Gross profit	8.2	50.5	27.3
Other revenue	—	1.6	—
General and administrative expenses	5.7	31.7	16.2
General and administrative expenses - MediaAlpha Transaction related costs	6.8	—	—
Amortization of other intangible assets	1.6	10.3	10.5
Interest expense	.2	1.2	1.0
GAAP pre-tax (loss) income	$(6.1)	$8.9	$(.4)

MediaAlpha Results—For the Period from January 1, 2019 to February 26, 2019
MediaAlpha reported GAAP pre-tax loss of $6 million and revenues of $49 million from January 1, 2019 to February 26, 2019, the date of the MediaAlpha Transaction. During the period from January 1, 2019 to February 26, 2019, revenues were driven primarily by the P&C and Health, Medicare and Life verticals, which had revenues of $26 million and $17 million. During the period from January 1, 2019 to February 26, 2019, MediaAlpha recognized $7 million of costs related to the MediaAlpha Transaction in general and administrative expenses.

MediaAlpha Results—Year Ended December 31, 2018 versus Year Ended December 31, 2017
MediaAlpha reported GAAP pre-tax income of $9 million, compared to GAAP break-even pre-tax income in 2017. MediaAlpha reported advertising and commission revenues of $296 million in 2018, compared to $163 million in 2017. The increase in GAAP pre-tax income and revenues were driven primarily by growth in MediaAlpha’s P&C vertical, driven by increased demand from advertisers, and growth in the Health, Medicare and Life vertical and including revenues generated from assets acquired from Healthplans.com in the fourth quarter of 2017. Revenues from MediaAlpha’s P&C vertical were $162 million in 2018, compared to $88 million in 2017, while revenues from the Health, Medicare and Life vertical were $100 million in 2018 compared to $56 million in 2017.
MediaAlpha’s cost of sales is comprised primarily of revenue share-based payments to partners, which are correlated to and vary with revenue volume. Cost of sales were $245 million in 2018, compared to $136 million in 2017. The increase in cost of sales was driven primarily by the increase in revenues. MediaAlpha’s general and administrative expenses were $32 million in 2018, compared to $16 million in 2017. The increase in general and administrative expenses in 2018 compared to 2017 was driven primarily by the recognition of non-cash equity-based compensation expense of $12 million that relates to MediaAlpha’s Class B units held by certain employees.  The units entitle the award recipient to participate in distributions from MediaAlpha once a cumulative distribution threshold has been met.  Compensation expense is recognized when it is deemed probable that the distribution threshold will be met in the future.

Other Operations

The following table presents White Mountains’s financial results from its Other Operations segment for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
Millions	2019	2018	2017
Earned insurance premiums	$—	$—	$1.0
Net investment income	43.4	42.3	43.7
Net realized and unrealized investment gains (losses)	285.1	(100.8)	132.7
Realized gain and unrealized investment gain from the MediaAlpha Transaction	182.2	—	—
Advertising and commission revenues	6.9	4.1	3.8
Other revenues	6.1	.5	6.1
Total revenues	523.7	(53.9)	187.3
Loss and loss adjustment expenses	—	—	1.1
Insurance acquisition expense	—	—	.1
Cost of sales	7.5	3.7	3.5
General and administrative expenses	122.5	94.4	148.9
Amortization of other intangible assets	.6	.2	.2
Interest expense	.6	.3	1.3
Total expenses	131.2	98.6	155.1
Pre-tax income (loss)	$392.5	$(152.5)	$32.2

Other Operations Results—Year Ended December 31, 2019 versus Year Ended December 31, 2018
White Mountains’s Other Operations segment reported pre-tax income of $393 million in 2019, compared to pre-tax loss of $153 million in 2018. The change was driven primarily by higher investment returns and $182 million of total gains from the MediaAlpha Transaction. White Mountains’s Other Operations segment reported net realized and unrealized investment gains, excluding the MediaAlpha Transaction, of $285 million in 2019, compared to net realized and unrealized investment losses of $101 million in 2018. See “Summary of Investment Results” on page 45. The Other Operations segment reported general and administrative expenses of $123 million in 2019, compared to $94 million in 2018. The increase was driven primarily by higher incentive compensation costs, driven primarily by an increase in both White Mountains’s share price and the assumed harvest percentage on outstanding performance shares.

Share repurchases
For the year ended December 31, 2019, White Mountains repurchased and retired 5,679 of its common shares for $5 million.

Other Operations Results—Year Ended December 31, 2018 versus Year Ended December 31, 2017
White Mountains’s Other Operations segment reported pre-tax loss of $153 million in 2018, compared to pre-tax income of $32 million in 2017. The results were driven primarily by lower investment returns in 2018. Net realized and unrealized investment losses were $101 million in 2018, compared to net realized and unrealized investment gains of $133 million in 2017. See “Summary of Investment Results” on page 45. Other revenues were $1 million in 2018, compared to $6 million in 2017. In 2017, other revenues included $4 million of third-party investment management fee income at WM Advisors. The Other Operations segment reported general and administrative expenses of $94 million in 2018, compared to $149 million in 2017. General and administrative expenses in 2017 included additional compensation expenses related to the severance of former company executives and higher incentive compensation costs resulting from the OneBeacon Transaction

Share repurchases
For the year ended December 31, 2018, White Mountains repurchased and retired 592,458 of its common shares for $519 million, at an average share price of $877. The average share price paid was approximately 98% and 99%, respectively, of White Mountains’s December 31, 2018 book value per share and adjusted book value per share. The average share price paid was approximately 92% and 93%, respectively, of White Mountains’s December 31, 2018 book value per share including the $55 per share estimated gain from the MediaAlpha Transaction and adjusted book value per share including the estimated gain from the MediaAlpha Transaction.

II. Summary of Investment Results

White Mountains’s total investment results include results from all segments. For purposes of discussing rates of return, all percentages are presented gross of management fees and trading expenses in order to produce a better comparison to benchmark returns.
The following table presents the pre-tax investment return for White Mountains’s consolidated portfolio for the years ended December 31, 2019, 2018 and 2017:

Gross Investment Returns and Benchmark Returns (1)

	Year Ended December 31,
	2019	2018	2017
Common equity securities	29.1%	(7.7)%	20.1%
Other long-term investments	52.4%	10.0%	(5.8)%
Other long-term investments - excluding MediaAlpha Transaction	15.2%	10.0%	(5.8)%
Total common equity securities and other long-term investments	36.9%	(3.6)%	12.7%
Total common equity securities and other long-term investments - excluding MediaAlpha Transaction	25.7%	(3.6)%	12.7%
S&P 500 Index (total return)	31.5%	(4.4)%	21.8%

Fixed income investments	6.1%	1.2%	3.5%
Bloomberg Barclays U.S. Intermediate Aggregate Index	6.7%	0.9%	2.3%

Total consolidated portfolio	20.4%	(1.7)%	5.6%
Total consolidated portfolio - excluding MediaAlpha Transaction	15.5%	(1.7)%	5.6%
(1) For 2019 and 2018, investment returns are calculated using a daily weighted average of investments held. For 2017, investment returns are calculated using a quarterly weighted average of investments held.

Investment Returns—Year Ended December 31, 2019 versus Year Ended December 31, 2018
White Mountains’s pre-tax total return on invested assets was 20.4% for 2019, which included a $115 million pre-tax unrealized investment gain from the MediaAlpha Transaction. Excluding the MediaAlpha Transaction, White Mountains’s pre-tax total return on invested assets was 15.5% for of 2019, compared to -1.7% for 2018.
Investment returns for 2019 benefited from the decision to increase White Mountains’s equity exposure during the equity rout at the end of 2018, the strong rally in equity markets over the course of the year, and strong other long-term investments results. The strong other long-term investment results were driven primarily by a $65 million increase in the fair value of White Mountains’s investment in MediaAlpha resulting from increases in profitability metrics since the MediaAlpha Transaction. Investment returns for 2018 were adversely impacted by the sharp decline in equity markets in the fourth quarter.

Common Equity Securities and Other Long-Term Investments Results
White Mountains’s portfolio of common equity securities and other long-term investments was $1.5 billion and $1.3 billion as of December 31, 2019 and 2018. See Note 3 — “Investment Securities”. White Mountains’s portfolio of common equity securities and other long-term investments represented approximately 52% and 49% of total invested assets as of December 31, 2019 and 2018.
White Mountains’s portfolio of common equity securities and other long-term investments returned 36.9% for 2019, which included the $115 million pre-tax unrealized investment gain from the MediaAlpha Transaction. Excluding the MediaAlpha Transaction, White Mountains’s portfolio of common equity securities and other long-term investments returned 25.7% for 2019, compared to -3.6% for 2018.
White Mountains’s portfolio of common equity securities primarily consists of passive ETFs and publicly-traded common equity securities that are actively managed by third-party registered investment advisers. White Mountains’s portfolio of common equity securities was $684 million and $926 million as of December 31, 2019 and 2018. White Mountains’s portfolio of common equity securities returned 29.1% for 2019, underperforming the S&P 500 Index return of 31.5%. White Mountains’s portfolio of common equity securities returned -7.7% for 2018, underperforming the S&P 500 Index return of -4.4%. The results in both periods were driven primarily by relative underperformance in White Mountains’s international common equity portfolios.

White Mountains’s portfolio of ETFs seeks to provide investment results that generally correspond to the performance of the S&P 500 Index. White Mountains’s portfolio of ETFs was $536 million and $675 million as of December 31, 2019 and 2018. In 2019 and 2018, the ETF portfolio essentially earned the effective index return, before expenses, over the period in which White Mountains was invested in these funds.
White Mountains has maintained long-standing relationships with a small number of third-party registered investment advisers (the “actively managed common equity portfolio”), including Highclere International Investors (“Highclere”), who invests in small- and mid-cap equity securities listed in markets outside of the United States and Canada through a unit trust, and Silchester International Investors (“Silchester”), who invests in value-oriented non-U.S. equity securities through a unit trust. In the third quarter of 2019, White Mountains redeemed $82 million from its Highclere and Silchester accounts in order to reduce its international exposure in the context of the size of its overall portfolio of common equity securities.
White Mountains’s actively managed common equity portfolio was $147 million and $250 million as of December 31, 2019 and 2018. White Mountains’s actively managed common equity portfolio returned 24.2% for 2019, underperforming the S&P 500 Index return of 31.5%. White Mountains’s actively managed common equity portfolio returned -15.6% for 2018, underperforming the S&P 500 Index return of -4.4%. The results in both periods were driven primarily by relative underperformance in the international common equity portfolios managed by Highclere and Silchester.
White Mountains maintains a portfolio of other long-term investments that primarily consists of unconsolidated entities, Kudu’s Participation Contracts, private equity funds, hedge funds, ILS funds and private debt instruments. White Mountains’s portfolio of other long-term investments was $856 million and $326 million as of December 31, 2019 and 2018.
White Mountains’s other long-term investments portfolio returned 52.4% for 2019, which included the $115 million pre-tax unrealized investment gain from the MediaAlpha Transaction. Excluding the MediaAlpha Transaction, White Mountains’s other long-term investments portfolio returned 15.2% for 2019, compared to 10.0% for 2018. Investment returns for 2019 were driven primarily by a $65 million increase in the fair value of White Mountains’s investment in MediaAlpha resulting from increases in profitability metrics since the MediaAlpha Transaction. In addition, the investment returns were also driven by net investment income from Kudu’s Participation Contracts and a $15 million increase in the fair value of White Mountains’s investment in PassportCard/DavidShield resulting from increases in profitability metrics in its core businesses, partially offset by losses from certain unconsolidated entities. Investment results for 2018 were driven primarily by a $26 million increase in the fair value of White Mountains’s investment in PassportCard/DavidShield resulting from increases in profitability metrics in its core businesses, as well as strong private equity fund returns.
In the second quarter of 2019, White Mountains made an investment in three multi-investor ILS funds managed by Elementum, a third-party registered investment adviser specializing in natural catastrophe ILS. Elementum manages separate accounts and pooled investment vehicles across various ILS sectors, including catastrophe bonds, collateralized reinsurance investments and industry loss warranties, on behalf of third-party clients. As of December 31, 2019, White Mountains had approximately $41 million invested in these three ILS funds and has committed an additional $10 million to a fourth fund.

Fixed Income Results
White Mountains’s fixed income portfolio, including short-term investments, was $1.4 billion and $1.3 billion as of December 31, 2019 and 2018. The duration of White Mountains’s fixed income portfolio, including short-term investments, was 2.8 years and 3.4 years as of December 31, 2019 and 2018. White Mountains’s fixed income portfolio includes fixed maturity investments and short-term investments in the Collateral Trusts of $320 million and $254 million as of December 31, 2019 and 2018.
White Mountains’s fixed income portfolio returned 6.1% for 2019, underperforming the Bloomberg Barclays U.S. Intermediate Aggregate Index returns of 6.7%. The short duration and high liquidity positioning of White Mountains’s fixed income portfolio contributed to the underperformance relative to the benchmark as interest rates declined significantly during the period. White Mountains’s fixed income portfolio returned 1.2% for 2018, outperforming the Bloomberg Barclays U.S. Intermediate Aggregate Index returns of 0.9%. The short duration and high liquidity positioning of White Mountains’s fixed income portfolio contributed to the outperformance relative to the benchmark as interest rates rose during the period.

Investment Returns—Year Ended December 31, 2018 versus Year Ended December 31, 2017
White Mountains’s pre-tax total return on invested assets was -1.7% for 2018, compared to 5.6% for 2017. Investment returns for 2018 were adversely impacted by the sharp decline in equity markets in the fourth quarter. Investment returns for 2017 benefited from the relatively short-duration of the fixed income portfolio and strong equity markets. Investment returns for 2017 include discontinued operations returns through the close of the OneBeacon Transaction.

Common Equity Securities and Other Long-Term Investments Results
White Mountains’s portfolio of common equity securities and other long-term investments was $1.3 billion and $1.1 billion as of December 31, 2018 and 2017. See Note 3 — “Investment Securities”. White Mountains’s portfolio of common equity securities and other long-term investments represented approximately 49% and 32% of total invested assets as of December 31, 2018 and 2017. White Mountains’s portfolio of common equity securities and other long-term investments returned -3.6% for 2018 compared to 12.7% for 2017.
White Mountains’s portfolio of common equity securities was $926 million and $866 million as of December 31, 2018 and 2017. White Mountains’s portfolio of common equity securities returned -7.7% for 2018, underperforming the S&P 500 Index return of -4.4%, driven primarily by relative underperformance in White Mountains’s international common equity portfolios. White Mountains’s portfolio of common equity securities returned 20.1% for 2017, underperforming the S&P 500 Index return of 21.8%.
White Mountains’s portfolio of ETFs was $675 million and $570 million as of December 31, 2018 and 2017. In 2018 and 2017, White Mountains’s portfolio of ETFs essentially earned the effective S&P 500 index return, before expenses, over the period in which White Mountains was invested in these funds. As of December 31, 2018 and 2017, White Mountains had approximately $250 million and $296 million of common equity securities invested with third-party registered investment advisers. White Mountains’s actively managed common equity portfolios returned -15.6% for 2018, underperforming the S&P 500 Index return of -4.4%, driven primarily by relative underperformance in the international common equity portfolios managed by Highclere and Silchester. White Mountains’s actively managed common equity portfolios returned 25.2% for 2017, outperforming the S&P 500 Index return of 21.8%. The outperformance was driven primarily by strong returns from the common equity portfolios managed by Silchester and Lateef.
White Mountains’s other long-term investments portfolio returned 10.0% for 2018. The results were driven primarily by a $26 million increase in the fair value of White Mountains’s investment in PassportCard/DavidShield resulting from increases in profitability metrics in its core businesses, as well as strong private equity fund returns. White Mountains’s other long-term investments portfolio returned -5.8% for 2017. The results were driven primarily by losses from foreign currency forward contracts and White Mountains’s unconsolidated entities, partially offset by strong performance from private equity funds and favorable fair value adjustments to surplus notes issued to OneBeacon in connection with the sale of its runoff business.

Fixed Income Results
White Mountains’s fixed income portfolio, including short-term investments, was $1.3 billion and $2.3 billion as of December 31, 2018 and 2017. The duration of White Mountains’s fixed income portfolio, including short-term investments, was 3.4 years as of both December 31, 2018 and 2017. White Mountains’s fixed income portfolio includes fixed maturity investments and short-term investments in the Collateral Trusts of $254 million and $204 million as of December 31, 2018 and 2017.
White Mountains’s fixed income portfolio returned 1.2% for 2018, outperforming the Bloomberg Barclays U.S. Intermediate Aggregate Index return of 0.9%. The short duration and high liquidity positioning of White Mountains’s fixed income portfolio contributed to the outperformance relative to the benchmark as interest rates rose during the period. White Mountains’s fixed income portfolio returned 3.5% for 2017, outperforming the Bloomberg Barclays U.S. Intermediate Aggregate Index return of 2.3% as short-term yields rose during the period.

Portfolio Composition

The following table presents the composition of White Mountains’s total operations investment portfolio as of December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
$ in Millions	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturity investments	$1,205.8	40.9%	$1,077.5	42.4%
Short-term investments	201.2	6.8	214.2	8.4
Common equity securities	683.9	23.2	925.6	36.4
Other long-term investments	856.3	29.1	325.6	12.8
Total investments	$2,947.2	100.0%	$2,542.9	100.0%

The following table presents the breakdown of White Mountains’s fixed maturity investments as of December 31, 2019 by credit class, based upon issuer credit ratings provided by Standard & Poor’s, or if unrated by Standard & Poor’s, long-term obligation ratings provided by Moody’s:

	December 31, 2019
$ in Millions	Amortized Cost	% of Total	Carrying Value	% of Total
U.S. government and government-sponsored entities (1)	$409.3	34.7%	$412.4	34.1%
AAA/Aaa	67.9	5.8	69.5	5.8
AA/Aa	265.2	22.5	275.7	22.9
A/A	335.7	28.5	345.6	28.7
BBB/Baa	97.8	8.3	100.6	8.3
Other/not rated	2.0	0.2	2.0	0.2
Total fixed maturity investments	$1,177.9	100.0%	$1,205.8	100.0%

(1)	Includes mortgage-backed securities, which carry the full faith and credit guaranty of the U.S. government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

The cost or amortized cost and carrying value of White Mountains’s fixed maturity investments as of December 31, 2019 is presented below by contractual maturity. Actual maturities could differ from contractual maturities because certain borrowers may call or prepay their obligations with or without call or prepayment penalties.

	December 31, 2019
Millions	Amortized Cost	Carrying Value
Due in one year or less	$190.0	$190.8
Due after one year through five years	481.6	489.3
Due after five years through ten years	165.3	173.2
Due after ten years	134.4	143.5
Mortgage and asset-backed securities	206.6	209.0
Total fixed maturity investments	$1,177.9	$1,205.8

Foreign Currency Exposure

As of December 31, 2019, White Mountains had foreign currency exposure on $191 million of net assets primarily related to common equity securities managed by Silchester and Highclere, NSM’s U.K. operations and certain foreign consolidated and unconsolidated entities.
From time to time, White Mountains may enter into foreign currency forward contracts in order to mitigate its foreign currency exposure on certain invested assets. As of December 31, 2019, White Mountains does not have any open foreign currency forward contracts.
The following table presents the fair value of White Mountains’s foreign denominated net assets as of December 31, 2019:

$ in Millions Currency	Fair Value	% of Common Shareholders’ Equity
GBP	$70.4	2.2%
EUR	40.0	1.2
JPY	39.0	1.2
All other	41.2	1.2
Total	$190.6	5.8%

Income Taxes

The Company and its Bermuda domiciled subsidiaries are not subject to Bermuda income tax under current Bermuda law. In the event there is a change in the current law and taxes are imposed, the Company and its Bermuda domiciled subsidiaries would be exempt from such tax until March 31, 2035 pursuant to the Bermuda Exempted Undertakings Tax Protection Act of 1966. The Company has subsidiaries and branches that operate in various other jurisdictions around the world and are subject to tax in the jurisdictions in which they operate.
White Mountains reported income tax expense of $29 million in 2019 on pre-tax income from continuing operations of $405 million.  White Mountains’s effective tax rate was different from the current U.S. federal statutory rate of 21% primarily due to income generated in jurisdictions with lower tax rates than the United States, state income taxes and a tax benefit recorded at BAM related to its MSC collected.  Also, the effective tax rate for 2019 was different from the current U.S. federal statutory rate of 21% due to the release of a valuation allowance on the net deferred tax assets of the U.S. consolidated group Guilford Holdings, Inc. and subsidiaries (“Guilford”), which includes Kudu, White Mountains’s investment in MediaAlpha, WM Capital, WM Advisors and certain other entities and investments that are included in the Other Operations segment. For BAM, MSC collected and the related taxes thereon, are recorded directly to non-controlling interest equity, while the valuation allowance on such taxes is recorded through the income statement. As a result, BAM recorded a tax benefit of $10 million associated with the valuation allowance on taxes related to MSC collected that is included in the effective tax rate. See Note 6 — “Income Taxes” on page F-36.
White Mountains reported income tax benefit of $4 million in 2018 on pre-tax loss from continuing operations of $178 million. White Mountains’s effective tax rate was different from the current U.S. federal statutory rate of 21% primarily due to a full valuation allowance on the net deferred tax assets of Guilford, income generated in jurisdictions with lower tax rates than the United States, withholding taxes and a tax benefit recorded at BAM related to its MSC collected. For BAM, MSC collected and the related taxes thereon are recorded directly to non-controlling interest equity, while the valuation allowance on such taxes is recorded through the income statement. As a result, BAM recorded a tax benefit of $9 million associated with the valuation allowance on taxes related to MSC collected that is included in the effective tax rate.
White Mountains reported income tax benefit of $8 million in 2017 on pre-tax income from continuing operations of $8 million.  White Mountains’s effective tax rate was different from the 2017 U.S. federal statutory rate of 35% primarily due to a full valuation allowance on the net deferred tax assets of Guilford net of the impact of tax rate changes, income generated in jurisdictions with lower tax rates than the United States, a tax benefit recorded at BAM related to its MSC collected and consolidated pre-tax income being near break-even.  For BAM, MSC collected and the related taxes thereon are recorded directly to non-controlling interest equity, while the valuation allowance on such taxes is recorded through the income statement. As a result, BAM recorded a tax benefit of $10 million associated with the valuation allowance on taxes related to MSC collected that is included in the effective tax rate.

Discontinued Operations

White Mountains has entered into a number of sale transactions that have been accounted for as discontinued operations within its consolidated financial statements. See Note 20 — “Held for Sale and Discontinued Operations” on page F-60 for detailed financial information on each business sold.

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

Sirius Group Tax Contingency
In late October 2018, the Swedish Administrative Court ruled against Sirius Group on its appeal of the Swedish Tax
Agency’s denial of certain interest deductions relating to periods prior to the sale of Sirius Group to CMI in 2016. In connection with the sale, White Mountains indemnified Sirius Group against the loss of these interest deductions. As a result, in the third quarter of 2018, White Mountains recorded a loss of $17 million within net (loss) gain on sale of discontinued operations reflecting the value of these interest deductions. For the year ended December 31, 2019, White Mountains recognized a net foreign currency translation gain of $1 million that is included within net gain from sale of Sirius Group in discontinued operations.

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

Operating Subsidiary Level
The primary sources of cash for White Mountains’s operating subsidiaries are expected to be commissions, fees and premium collections, net investment income, proceeds from sales, repayments and maturities of investments, contributions from holding companies and capital raising activities. The primary uses of cash are expected to be general and administrative expenses, broker commission expenses, cost of sales, insurance acquisition expenses, loss payments, purchases of investments, payments to tax authorities, payments on and repurchases/retirements of its debt obligations, distributions made to holding companies, distributions to non-controlling interest holders and, from time to time, purchases of operating subsidiaries.
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

Dividend Capacity

Following is a description of the dividend capacity of White Mountains’s reinsurance and other operating subsidiaries:

HG Global/BAM
As of December 31, 2019, HG Global had $619 million face value of preferred shares outstanding, of which White Mountains owned 96.9%. Holders of the HG Global preferred shares receive cumulative dividends at a fixed annual rate of 6.0% on a quarterly basis, when and if declared by HG Global. HG Global declared and paid preferred dividends of $2 million in 2019. As of December 31, 2019, HG Global had accrued $342 million of dividends payable to holders of its preferred shares, $330 million of which is payable to White Mountains and eliminated in consolidation. As of December 31, 2019, HG Global and its subsidiaries had $3 million of cash outside of HG Re.
HG Re is a Special Purpose Insurer subject to regulation and supervision by the BMA but does not require regulatory approval to pay dividends. However, HG Re’s dividend capacity is limited to amounts held outside of the Collateral Trusts pursuant to the FLRT with BAM. As of December 31, 2019, HG Re had $745 million of statutory capital and surplus and $787 million of assets held in the Collateral Trusts pursuant to the FLRT with BAM.
On a monthly basis, BAM deposits cash equal to ceded premiums, net of ceding commissions, due to HG Re under the FLRT directly into the Regulation 114 Trust.  The Regulation 114 Trust target balance is equal to gross ceded unearned premiums and unpaid ceded loss and LAE expenses, if any.  If, at the end of any quarter, the Regulation 114 Trust balance is below the target balance, funds will be withdrawn from the Supplemental Trust and deposited into the Regulation 114 Trust in an amount equal to the shortfall.  If, at the end of any quarter, the Regulation 114 Trust balance is above 102% of the target balance, funds will be withdrawn from the Regulation 114 Trust and deposited into the Supplemental Trust.

The Supplemental Trust Target Balance is $603 million, less the amount of cash and securities in the Regulation 114 Trust in excess of its target balance.  If, at the end of any quarter, the Supplemental Trust balance exceeds the Supplemental Trust Target Balance, such excess may be distributed to HG Re.  The distribution will be made first as an assignment of accrued interest on the BAM Surplus Notes and second in cash and/or fixed income securities.  As the BAM Surplus Notes are repaid over time, the BAM Surplus Notes will be replaced in the Supplemental Trust by cash and fixed income securities.
As of December 31, 2019, HG Re had $6 million of cash and investments and $111 million of accrued interest on the BAM Surplus Notes held outside the Collateral Trusts.
Effective January 1, 2014, HG Global and BAM agreed to change the interest rate on the BAM Surplus Notes for the five years ending December 31, 2018 from a fixed rate of 8.0% to a variable rate equal to the one-year U.S. Treasury rate plus 300 basis points, set annually. In 2018, BAM exercised its option to extend the variable rate period for an additional three years and, during 2020, the interest rate will be 4.6%. In January 2020, HG Global and BAM agreed to amend the BAM Surplus Notes to extend the end of the variable interest rate period until December 31, 2024. At the end of the variable rate period, the interest rate will be fixed at the higher of the then current variable rate or 8.0%. BAM is required to seek regulatory approval to pay interest and principal on the BAM Surplus Notes only to the extent that its remaining qualified statutory capital and other capital resources continue to support its outstanding obligations, its business plan and its “AA/stable” rating from Standard & Poor’s. No payment of principal or interest on the BAM Surplus Notes may be made without the approval of the NYDFS.
In December 2019, BAM made a $32 million cash payment of principal and interest on the BAM Surplus Notes held by HG Global. Of this payment, $24 million was a repayment of principal held in the Supplemental Trust and $8 million was a payment of accrued interest held outside the Supplemental Trust. In January 2020, BAM made an additional $65 million special cash payment of principal and interest on the BAM Surplus Notes. Of this payment, $48 million was a repayment of principal held in the Supplemental Trust, $1 million was a payment accrued interest held in the Supplemental Trust and $16 million was a payment of accrued interest held outside the Supplemental Trust.

NSM
During 2019, NSM did not make any distributions to unitholders. As of December 31, 2019, NSM had $33 million of net unrestricted cash.

Kudu
In December 2019, Kudu entered into a secured credit facility to provide funding for distributions to unitholders and fund new investments and related transaction expenses. At closing, Kudu drew an initial term loan of $57 million to pay transaction expenses and to distribute $54 million to unitholders, of which $53 million was paid to White Mountains. As of December 31, 2019, Kudu had $6 million of net unrestricted cash and short-term investments.

Other Operations
During 2019, White Mountains paid a $3 million common share dividend. As of December 31, 2019, the Company and its intermediate holding companies had $603 million of net unrestricted cash, short-term investments and fixed maturity investments, $684 million of common equity securities and $202 million of private equity funds, hedge funds and ILS funds.

Financing

The following table summarizes White Mountains’s capital structure as of December 31, 2019 and 2018:

	December 31,
$ in Millions	2019	2018
NSM Bank Facility, net of unamortized issuance costs	$217.4	$176.6
Other NSM debt	1.8	1.9
Kudu Bank Facility, net of unamortized issuance costs	53.6	—
MediaAlpha Bank Facility, net of unamortized issuance costs	—	14.2
Other Operations debt	10.7	—
Total debt	283.5	192.7
Non-controlling interests — other, excluding BAM	29.9	45.7
Total White Mountains’s common shareholders’ equity	3,261.5	2,843.1
Total capital	3,574.9	3,081.5
Time-value discount on expected future payments on the BAM Surplus Notes (1)	(151.6)	(141.2)
HG Global’s unearned premium reserve (1)	156.7	136.9
HG Global’s net deferred acquisition costs (1)	(41.5)	(34.6)
Total adjusted capital	$3,538.5	$3,042.6

Total debt to total adjusted capital	8.0%	6.3%

(1)	Amount reflects White Mountains's preferred share ownership in HG Global of 96.9%.

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
On May 11, 2018, NSM entered into a secured credit facility (the “NSM Bank Facility”) with Ares Capital Corporation in order to refinance NSM’s existing debt and to fund the acquisitions of subsidiaries. The NSM Bank Facility has a total commitment of $234 million, which is comprised of term loans of $224 million and a revolving credit loan of $10 million. The term loans under the NSM Bank Facility mature on May 11, 2024, and the revolving loan under the NSM Bank Facility matures on May 11, 2023. During 2019, NSM borrowed $43 million of incremental term loans, which included $20 million and $23 million for the funding of the acquisitions of Embrace and the Renewal Rights from AIG, respectively, and repaid $2 million of the term loans. Additionally, during 2019, NSM borrowed and repaid $7 million of revolving credit loans under the NSM Bank Facility. As of December 31, 2019, the term loans had an outstanding balance of $221 million and the revolving credit loans were undrawn.
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
On June 15, 2018, NSM entered into an interest rate swap agreement to hedge its exposure to interest rate risk on $151 million of its variable rate term loans. Under the terms of the swap agreement, NSM pays a fixed rate of 2.97% and receives a variable rate, which is reset monthly, based on then-current LIBOR. As of December 31, 2019, the variable rate received by NSM under the swap agreement was 1.71%. As of December 31, 2019, the interest rate, including the effect of the swap, for the outstanding term loans of $149 million that are hedged by the swap was 7.47%. The effective interest on the outstanding term loans of $73 million that are unhedged was 6.21%. The effective interest rate on the total outstanding term loans under the NSM Bank Facility of $221 million was 7.06%, excluding the effect of debt issuance costs.
The NSM Bank Facility is secured by all property of the loan parties and contains various affirmative, negative and financial covenants that White Mountains considers to be customary for such borrowings, including a maximum consolidated total leverage ratio covenant.
NSM also has a secured term loan related to its U.K.-based operations. As of December 31, 2019, the secured term loan had an outstanding balance of $2 million and a maturity date of May 11, 2024.

On December 23, 2019, Kudu entered into a secured credit facility (the “Kudu Bank Facility”) with Monroe Capital Management Advisors, LLC to provide funding for distributions to unitholders and fund new investments and related transaction expenses. The Kudu Bank Facility has a maximum borrowing capacity of $125 million, which is comprised of an initial term loan of $57 million, a delayed-draw term loan of $63 million and a revolving credit loan of $5 million. The term loans and the revolving credit loans under the Kudu Bank Facility mature in 2025. During 2019, Kudu borrowed $57 million in term loans under the Kudu Bank Facility and had no repayments. As of December 31, 2019, the term loans had an outstanding balance of $57 million and the revolving loan was undrawn.
Interest on the Kudu Bank Facility accrues at a floating interest rate equal to the one-month LIBOR plus 1% or the Prime Rate plus, in each case, an applicable margin. The margin over LIBOR may vary between 5.50% and 6.25% and the margin over the Prime Rate may vary between 4.50% and 5.25%, depending on the consolidated total leverage ratio of the borrower.
The Kudu Bank Facility is secured by all property of the loan parties and contains various affirmative, negative and financial covenants that White Mountains considers to be customary for such borrowings, including a maximum consolidated total leverage ratio covenant.
As of December 31, 2019, debt in White Mountains’s Other Operations segment consisted of a secured credit facility that had a term loan of $11 million, a delayed-draw term loan of $3 million and a revolving credit loan commitment of $2 million, all with a maturity date of March 12, 2024.

Covenant Compliance
As of December 31, 2019, White Mountains was in compliance with all of the covenants under all of its debt instruments.

NSM Bank Facility
The consolidated total leverage ratio in the NSM Bank Facility is determined by dividing NSM’s debt by its EBITDA, both as defined in the NSM Bank Facility.
Debt is defined to include indebtedness for borrowed money, due and payable earnouts on permitted acquisitions and various other adjustments specified in the NSM Bank Facility, less unrestricted cash and cash equivalents (“Bank Debt”). NSM’s Bank Debt was $190 million as of December 31, 2019.
EBITDA is defined to include adjusted EBITDA (see NON-GAAP FINANCIAL MEASURES on page 58) plus additional adjustments (i) to exclude certain expenses not already excluded from adjusted EBITDA as specified in NSM’s Bank Facility and (ii) to include/exclude historical earnings of acquired/disposed companies (“Bank EBITDA”). NSM’s Bank EBITDA was $53 million for the trailing twelve months ended December 31, 2019.
The maximum consolidated total leverage ratio covenant was 5.5x. NSM’s actual consolidated total leverage ratio as of December 31, 2019 was 3.6x.

Contractual Obligations and Commitments

The following table presents White Mountains’s material contractual obligations and commitments as of December 31, 2019:

Millions	Due in Less Than One Year	Due in One to Three Years	Due in Three to Five Years	Due After Five Years	Total
Debt	$2.8	$7.0	$226.2	$55.2	$291.2
Interest on debt	15.7	30.6	73.0	—	119.3
Long-term incentive compensation	29.6	37.0	—	—	66.6
Contingent consideration earnout liabilities (1)	20.6	—	—	—	20.6
Operating leases (2)	7.1	11.8	9.6	8.8	37.3
Total contractual obligations and commitments	$75.8	$86.4	$308.8	$64.0	$535.0
(1) The contingent consideration earnout liabilities are related to NSM’s previous acquisitions of Fresh Insurance, KBK and its other U.K.-based operations. Any future adjustments due after one year, which are based upon EBITDA, EBITDA projections, and present value factors for acquired entities, are not included in the table. See Note 2 — “Significant Transactions” on page F-17.
(2) Amounts include BAM’s operating lease amounts of $2.1, $3.6, $3.6 and $2.4 that are due in less than one year, one to three years, three to five years, and due after five years, which are attributed to non-controlling interests.

The long-term incentive compensation balances included in the table above include amounts payable for performance shares. Exact amounts to be paid for performance shares cannot be predicted with certainty, as the ultimate amounts of these liabilities are based on the future performance of White Mountains and the market price of the Company’s common shares at the time the payments are made.
The estimated payments reflected in the table are based on current accrual factors (including performance relative to targets and common share price) and assume that all outstanding balances were 100% vested as of December 31, 2019.
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
White Mountains also has future binding commitments to fund certain other long-term investments. These commitments, which totaled approximately $183 million as of December 31, 2019, do not have fixed funding dates and, are therefore, excluded from the table above.

Share Repurchase Programs

White Mountains’s board of directors has authorized the Company to repurchase its common shares from time to time, subject to market conditions. The repurchase authorizations do not have a stated expiration date. As of December 31, 2019, White Mountains may repurchase an additional 635,705 shares under these board authorizations. In addition, from time to time White Mountains has also repurchased its common shares through tender offers that were separately approved by its board of directors. On May 11, 2018, White Mountains completed a “modified Dutch auction” tender offer, through which it repurchased 575,068 of its common shares at a purchase price of $875 per share for a total cost of approximately $505 million, including expenses. Shares repurchased under this tender offer did not impact the remaining number of shares authorized for repurchase.
The following table presents common shares repurchased by the Company as well as the average price per share as a percent of adjusted book value per share. For 2018, the table also presents the average price per share as a percent of adjusted book value per share, including the estimated gain from the MediaAlpha Transaction of $55 per share.

					Average Price Per Share as % of
						Adjusted Book Value
				Adjusted		Per Share, Including
			Average	Book		Estimated Gain From
	Shares	Cost	Price	Value	Adjusted Book	MediaAlpha
Year Ended	Repurchased	(Millions)	Per Share	Per Share	Value Per Share	Transaction

December 31, 2019	5,679	$4.9	$857.69	$1,018.41	84%	N/A

December 31, 2018	592,458	$519.4	$876.69	$887.85	99%	93%

December 31, 2017	832,725	$723.9	$869.29	$914.75	95%	N/A

Cash Flows

Detailed information concerning White Mountains’s cash flows during 2019, 2018 and 2017 follows:

Cash flows from continuing operations for the years ended 2019, 2018 and 2017
Net cash flows used for continuing operations was $121 million, $31 million and $62 million for the years ended 2019, 2018 and 2017. Cash used from continuing operations was higher in 2019 compared to 2018, driven primarily by Kudu’s deployments in asset management firms. Cash used from continuing operations was lower in 2018 compared to 2017, primarily due to $28 million of payments made in 2017 related to the departures of the Company’s former Chairman and CEO and former CFO. White Mountains does not believe that these trends will have a meaningful impact on its future liquidity or its ability to meet its future cash requirements. The Company and its intermediate holding companies had $603 million of net unrestricted cash, short-term investments and fixed maturity investments, $684 million of common equity securities and $202 million of private equity funds, hedge funds and ILS funds as of December 31, 2019.

Cash flows from investing and financing activities for the year ended December 31, 2019

Financing and Other Capital Activities
During 2019, the Company declared and paid a $3 million cash dividend to its common shareholders.
During 2019, White Mountains repurchased and retired 5,679 of its common shares for $5 million, all of which were repurchased under employee benefit plans for statutory withholding tax payments.
During 2019, BAM received $55 million in MSC.
During 2019, BAM repaid $24 million of principal and paid $8 million of accrued interest on the BAM Surplus Notes.
During 2019, NSM borrowed $43 million of term loans under the NSM Bank Facility, which included $20 million and $23 million for the funding of the acquisitions of Embrace and the Renewal Rights from AIG, and $7 million of revolving credit loans. Additionally, during 2019 NSM repaid $2 million of term loans and $7 million of revolving credit loans under the NSM Bank Facility.
During 2019, Kudu borrowed $57 million in term loans under the Kudu Bank Facility and distributed $54 million to unitholders, of which $53 million was paid to White Mountains. As of December 31, 2019, Kudu has not made any payment on the Kudu Bank Facility.

Acquisitions and Dispositions
On February 26, 2019, White Mountains received net cash proceeds of $89 million from the MediaAlpha Transaction.
On April 1, 2019, White Mountains acquired additional newly-issued units of NSM for $58 million in connection with NSM’s acquisition of Embrace.
On April 1, 2019, NSM acquired 100% of Embrace for $72 million, net of cash acquired.
On April 4, 2019, White Mountains completed the Kudu Transaction for $81 million. In addition, White Mountains assumed all of Oaktree’s unfunded capital commitments to Kudu, increasing White Mountains’s total capital commitment to $250 million. During the fourth quarter of 2019, White Mountains increased its total capital commitment to Kudu by an additional $100 million to $350 million, of which $129 million is undrawn as of December 31, 2019. Also during the fourth quarter of 2019, Kudu obtained a committed $125 million credit facility, of which $68 million was undrawn as of December 31, 2019. During 2019, Kudu deployed $203 million, including transaction costs, in seven asset management firms and has now deployed a total of $266 million, including transaction costs, in nine asset management firms.
On May 31, 2019, White Mountains completed the Elementum Transaction for $55 million. As part of the Elementum Transaction, White Mountains also committed to invest $50 million in ILS funds managed by Elementum. As of December 31, 2019, White Mountains had invested $40 million into Elementum-managed ILS funds.
On June 28, 2019, White Mountains acquired additional newly-issued units of NSM for $59 million in connection with NSM’s acquisition of the Renewal Rights from AIG.
On June 28, 2019, NSM acquired the Renewal Rights from AIG for $83 million.

Cash flows from investing and financing activities for the year ended December 31, 2018

Financing and Other Capital Activities
During 2018, the Company declared and paid a $4 million cash dividend to its common shareholders.
During 2018, the Company repurchased and retired 592,458 of its common shares for $519 million, which included 9,965 of common shares for $8 million under employee benefit plans for statutory withholding tax payments.
During 2018, BAM received $54 million in MSC.
During 2018, BAM repaid $18 million of principal and paid $5 million of accrued interest on the BAM Surplus Notes.
During 2018, NSM borrowed $51 million of term loans under the NSM Bank Facility to fund the Fresh Insurance acquisition and $30 million of term loans to fund the KBK acquisition. Additionally, during 2018, NSM repaid $1 million on the term loans and $2 million on the revolving credit loan under the NSM Bank Facility.
During 2018, MediaAlpha distributed $16 million to unitholders, of which $10 million was paid to White Mountains.
During 2018, MediaAlpha repaid $4 million on the term loan and borrowed $3 million and repaid $9 million on the revolving loan under the MediaAlpha Bank Facility.

Acquisitions and Dispositions
On January 24, 2018, White Mountains paid $42 million in connection with the DavidShield transaction.
On May 11, 2018, White Mountains closed its acquisition of 95.0% of NSM (83.6% on a fully diluted, fully converted basis) for a purchase price of $274 million. White Mountains paid a purchase price adjustment of $2 million in the fourth quarter of 2018.
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
During 2017, the Company repurchased and retired 832,725 of its common shares for $724 million, which included 10,993 of common shares for $9 million under employee benefit plans for statutory withholding tax payments.
During 2017, the Company borrowed and repaid $350 million under the WTM Bank Facility.
During 2017, BAM received $37 million in MSC.
During 2017, BAM repaid $4 million of principal and paid $1 million of accrued interest on the BAM Surplus Notes.
During 2017, MediaAlpha distributed $5 million to unitholders, of which $3 million was paid to White Mountains.
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
On October 5, 2017, White Mountains purchased additional newly-issued units of MediaAlpha for $13 million.
On October 5, 2017, MediaAlpha acquired certain assets associated with the Health, Life and Medicare insurance business of Healthplans.com for an aggregate purchase price of $28 million.

TRANSACTIONS WITH RELATED PERSONS

See Note 18 — “Transactions with Related Persons” on page F-58 in the accompanying Consolidated Financial Statements.

NON-GAAP FINANCIAL MEASURES

This report includes nine non-GAAP financial measures that have been reconciled with their most comparable GAAP financial measures.
Adjusted book value per share is a non-GAAP financial measure which is derived by adjusting (i) the GAAP book value per share numerator and (ii) the common shares outstanding denominator, as described below.
The GAAP book value per share numerator is adjusted (i) to include a discount for the time value of money arising from the modeled timing of cash payments of principal and interest on the BAM Surplus Notes and (ii) to add back the unearned premium reserve, net of deferred acquisition costs, at HG Global.
Under GAAP, White Mountains is required to carry the BAM Surplus Notes, including accrued interest, at nominal value with no consideration for time value of money. Based on a debt service model that forecasts operating results for BAM through maturity of the BAM Surplus Notes, the present value of the BAM Surplus Notes, including accrued interest and using an 8.0% discount rate, was estimated to be $157 million, $146 million and $162 million less than the nominal GAAP carrying values as of December 31, 2019, 2018 and 2017, respectively.
The value of HG Global’s unearned premium reserve, net of deferred acquisition costs, was $119 million, $106 million and $82 million as of December 31, 2019, 2018 and 2017, respectively.
White Mountains believes these adjustments are useful to management and investors in analyzing the intrinsic value of HG Global, including the value of the BAM Surplus Notes and the value of the in-force business at HG Re, HG Global’s reinsurance subsidiary.
The denominator used in the calculation of adjusted book value per share equals the number of common shares outstanding adjusted to exclude unearned restricted common shares, the compensation cost of which, at the date of calculation, has yet to be amortized. Restricted common shares are earned on a straight-line basis over their vesting periods. The reconciliation of GAAP book value per share to adjusted book value per share is included on page 30.
The underlying growth in adjusted book value per share on page 30 reflects the estimated gain from the MediaAlpha Transaction as if it had closed as of December 31, 2018. A reconciliation from GAAP to the reported percentage is as follows:

	As of December 31, 2019	As of December 31, 2018	Growth % (1)
GAAP book value per share	$1,023.91	$896.00	14.4%
Estimated gain from the MediaAlpha Transaction as of December 31, 2018	—	55.07
GAAP book value per share including the estimated gain from the MediaAlpha Transaction as of December 31, 2018	1,023.91	951.07	7.8%
Adjustments to book value per share (see reconciliation on page 30)	(5.50)	(8.15)
Adjusted book value per share including the estimated gain from the MediaAlpha Transaction as of December 31, 2018	$1,018.41	$942.92	8.1%
(1) Growth includes $1.00 per share dividend paid during the first quarter of 2019.

	As of December 31, 2018	As of December 31, 2017	Growth % (1)
GAAP book value per share	$896.00	$931.30	(3.7)%
Estimated gain from the MediaAlpha Transaction as of December 31, 2018	55.07	—
GAAP book value per share including the estimated gain from the MediaAlpha Transaction as of December 31, 2018	951.07	931.30	2.2%
Adjustments to book value per share (see reconciliation on page 30)	(8.15)	(16.55)
Adjusted book value per share including the estimated gain from the MediaAlpha Transaction as of December 31, 2018	$942.92	$914.75	3.2%
(1) Growth includes $1.00 per share dividend paid during the first quarter of 2018.

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
Total capital at White Mountains is comprised of White Mountains’s common shareholders’ equity, debt and non-controlling interests other than non-controlling interests attributable to BAM. Total adjusted capital is a non-GAAP financial measure, which is derived by adjusting total capital (i) to include a discount for the time value of money arising from the expected timing of cash payments of principal and interest on the BAM Surplus Notes and (ii) to add back the unearned premium reserve, net of deferred acquisition costs, at HG Global. The reconciliation of total capital to total adjusted capital is included on page 53.
NSM’s EBITDA and adjusted EBITDA are non-GAAP financial measures. EBITDA is a non-GAAP financial measure that excludes interest expense on debt, income tax benefit (expense), depreciation and amortization from GAAP net income (loss). Adjusted EBITDA is a non-GAAP financial measure that excludes certain other items in GAAP net income (loss) in addition to those excluded from EBITDA. The adjustments relate to (i) change in fair value of contingent consideration earnout liabilities, (ii) acquisition-related transaction expenses, (iii) fair value purchase accounting adjustment for deferred revenue, (iv) investments made in the development of new business lines and (v) restructuring expenses. A description of each follows:

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

•
Acquisition-related transaction expenses - Represents costs directly related to NSM’s transactions to acquire businesses, such as transaction-related compensation, impairments of intangible assets, banking, accounting and external lawyer fees, which are not capitalized and are expensed under GAAP.

•
Fair value purchase accounting adjustment for deferred revenue - Represents the amount of deferred revenue that had already been collected but subsequently written down in connection with establishing the fair value of deferred revenue as part of NSM’s purchase accounting for Embrace.

•
Investments made in the development of new business lines - Represents the net loss related to the start-up of newly established lines of business, which NSM views as investments. For the periods presented, this adjustment relates primarily to NSM’s investment expenditures, net of revenues generated, in the organic development of (i) its pet insurance line and (ii) its MGA in the United Kingdom. NSM recently decided to cease investment in the organic development of its pet insurance line and, instead, to acquire Embrace, which closed in April 2019.

•	Restructuring expenses - Represents expenses associated with eliminating redundant work force and facilities that often arise as a result of NSM’s post-acquisition integration strategies.

White Mountains believes that these non-GAAP financial measures are useful to management and investors in evaluating NSM’s performance. See page 40 for the reconciliation of NSM’s GAAP net income (loss) to EBITDA and adjusted EBITDA.
Total consolidated portfolio returns excluding the MediaAlpha Transaction, common equity securities and other long-term investment returns excluding the MediaAlpha Transaction and other long-term investments returns excluding the MediaAlpha Transaction are non-GAAP financial measures that remove the $115 million pre-tax unrealized investment gain resulting from the MediaAlpha Transaction recognized in the first quarter of 2019. Subsequent to the MediaAlpha Transaction, White Mountains no longer consolidates MediaAlpha and accounts for its remaining investment in MediaAlpha at fair value. White Mountains believes these measures to be useful to management and investors by making the returns in the current period comparable to the prior periods. A reconciliation from GAAP to the reported percentages is as follows:

	For the Twelve Months Ended December 31, 2019
	GAAP Returns	Remove MediaAlpha Transaction	Returns - Excluding MediaAlpha Transaction
Total consolidated portfolio returns	20.4%	(4.9)%	15.5%
Common equity securities and other long-term investments returns	36.9%	(11.2)%	25.7%
Other long-term investments returns	52.4%	(37.2)%	15.2%

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
Assets and liabilities carried at fair value include substantially all of the investment portfolio, and derivative instruments, both exchange traded and over the counter instruments. Valuation of assets and liabilities measured at fair value require management to make estimates and apply judgment to matters that may carry a significant degree of uncertainty. In determining its estimates of fair value, White Mountains uses a variety of valuation approaches and inputs. Whenever possible, White Mountains estimates fair value using valuation methods that maximize the use of quoted market prices or other observable inputs. Where appropriate, assets and liabilities measured at fair value have been adjusted for the effect of counterparty credit risk.

Invested Assets

White Mountains uses outside pricing services and brokers to assist in determining fair values. The outside pricing services White Mountains uses have indicated that they will only provide prices where observable inputs are available. As of December 31, 2019, approximately 71% of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs.

Level 1 Measurements
Investments valued using Level 1 inputs include fixed maturity investments, primarily investments in U.S. Treasuries and short-term investments, which include U.S. Treasury Bills, and common equity securities. For investments in active markets, White Mountains uses the quoted market prices provided by outside pricing services to determine fair value.

Level 2 Measurements
Investments valued using Level 2 inputs include fixed maturity investments which have been disaggregated into classes, including debt securities issued by corporations, municipal obligations and mortgage and asset-backed securities. Investments valued using Level 2 inputs also include certain passive ETFs that track U.S. stock indices such as the S&P 500 Index, but are traded on foreign exchanges, which White Mountains values using the fund manager’s published net asset value per share (“NAV”) to account for the difference in market close times.
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
White Mountains’s process to assess the reasonableness of the market prices obtained from the outside pricing sources covers substantially all of its fixed maturity investments and includes, but is not limited to, the evaluation of pricing methodologies and a review of the pricing services’ quality control procedures on at least an annual basis, a comparison of its invested asset prices obtained from alternate independent pricing vendors on at least a semi-annual basis, monthly analytical reviews of certain prices and a review of the underlying assumptions utilized by the pricing services for select measurements on an ad hoc basis throughout the year. White Mountains also performs back-testing of selected investment sales activity to determine whether there are any significant differences between the market price used to value the security prior to sale and the actual sale price of the security on an ad-hoc basis throughout the year. Prices provided by the pricing services that vary by more than $0.5 million and 5% from the expected price based on these assessment procedures are considered outliers, as are prices that have not changed from period to period and prices that have trended unusually compared to market conditions. In circumstances where the results of White Mountains’s review process does not appear to support the market price provided by the pricing services, White Mountains challenges the vendor provided price. If White Mountains cannot gain satisfactory evidence to support the challenged price, White Mountains will rely upon its own internal pricing methodologies to estimate the fair value of the security in question.
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

Level 3 Measurements
Fair value estimates for investments that trade infrequently and have few or no quoted market prices or other observable inputs are classified as Level 3 measurements. Investments valued using Level 3 fair value estimates are based upon unobservable inputs and include investments in certain fixed maturity investments, common equity securities and other long-term investments where quoted market prices or other observable inputs are unavailable or are not considered reliable or reasonable.
Level 3 valuations are generated from techniques that use assumptions not observable in the market. These unobservable inputs reflect White Mountains’s assumptions of what market participants would use in valuing the investment. In certain circumstances, investment securities may start out as Level 3 when they are originally issued, but as observable inputs become available in the market, they may be reclassified to Level 2. Transfers of securities between levels are based on investments held as of the beginning of the period.

Other Long-Term Investments
As of December 31, 2019, White Mountains owned a portfolio of other long-term investments valued at $856 million, including unconsolidated entities, Kudu’s Participation Contracts, private equity funds, hedge funds, ILS funds and private debt instruments. As of December 31, 2019, $654 million of White Mountains’s other long-term investments, including unconsolidated entities, Kudu’s Participation Contracts and private debt instruments were classified as Level 3 investments in the GAAP fair value hierarchy, were not actively traded in public markets and did not have readily observable market prices. The determination of the fair value of these securities involves significant management judgment, and the use of valuation models and assumptions that are inherently subjective and uncertain. See Item 1A. Risk Factors, “Our investment portfolio includes securities that do not have readily observable market prices. We use valuation methodologies that are inherently subjective and uncertain to value these securities. The values of securities established using these methodologies may never be realized, which could materially adversely affect our results of operations and financial condition.” on page 17.  As of December 31, 2019, $202 million of White Mountains’s other long-term investments, including private equity funds, hedge funds and ILS funds, were valued at fair value using NAV as a practical expedient. Investments for which fair value is measured at NAV using the practical expedient are not classified within the fair value hierarchy.
White Mountains may use a variety of valuation techniques to determine fair value depending on the nature of the investment, including a discounted cash flow analysis, market multiple approach, cost approach and/or liquidation analysis. On an ongoing basis, White Mountains also considers qualitative changes in facts and circumstances, which may impact the valuation of unconsolidated entities, including economic and market changes in relevant industries, changes to the entity’s capital structure, business strategy and key personnel, and any recent transactions relating to the unconsolidated entity. On a quarterly basis, White Mountains evaluates the most recent qualitative and quantitative information of the business and completes a fair valuation analysis for all Level 3 other long-term investments. Periodically, and at least on an annual basis, White Mountains uses a third-party valuation firm to complete an independent valuation analysis of significant unconsolidated entities.
As of December 31, 2019, White Mountains’s most significant other long-term investments that are valued using Level 3 measurements include Kudu’s Participation Contracts, MediaAlpha and PassportCard/DavidShield.

Valuation of Kudu’s Participation Contracts
Kudu’s Participation Contracts comprise non-controlling equity interests in the form of revenue and earnings participation contracts. On a quarterly basis, White Mountains values each of Kudu’s Participation Contracts using discounted cash flow models. The valuation models include key inputs such as projections of future revenues and earnings of Kudu’s clients, a discount rate and a terminal cash flow exit multiple. The expected future cash flows are based on management judgment, considering current performance, budgets and projected future results. The discount rates reflect the weighted average cost of capital, considering comparable public company data, adjusted for risks specific to the business and industry. The terminal exit multiple is generally based on expectations of annual cash flow to Kudu from each of its clients in the terminal year of the cash flow model. In determining fair value, White Mountains considers factors such as performance of underlying products and vehicles, expected client growth rates, new fund launches, fee rates by products, capacity constraints, operating cash flow of underlying manager and other qualitative factors, including the assessment of key personnel.

As of December 31, 2019, the combined fair value of Kudu’s Participation Contracts was $267 million. The inputs to each discounted cash flow analysis vary depending on the nature of each client. As of December 31, 2019, White Mountains concluded that discount rates in the range of 15% to 22%, and terminal cash flow exit multiples in the range of 6 to 12 times were appropriate for the valuations of Kudu’s Participation Contracts.
With a discounted cash flow analysis, small changes to inputs in a valuation model may result in significant changes to fair value. The following table presents the estimated effect on the fair value of Kudu’s Participation Contracts as of December 31, 2019, resulting from increases and decreases to the discount rates and terminal cash flow exit multiples used in the discounted cash flow analysis:

$ in Millions	Discount Rate
Terminal Exit Multiple	-2%	-1%	15% - 22%	+1%	+2%
+2	$315	$298	$281	$266	$252
+1	$307	$290	$274	$259	$245
6x to 12x	$298	$282	$267	$253	$240
-1	$289	$274	$259	$246	$234
-2	$281	$266	$253	$240	$229

Valuation of MediaAlpha and PassportCard/DavidShield
On a quarterly basis, White Mountains values its investments in MediaAlpha and PassportCard/DavidShield using discounted cash flow models. The discounted cash flow valuation models include key inputs such as projections of future revenues and earnings, a discount rate and a terminal revenue growth rate. The expected future cash flows are based on management judgment, considering current performance, budgets and projected future results. The discount rates reflect the weighted average cost of capital, considering comparable public company data, adjusted for risks specific to the business and industry. The terminal revenue growth rate is based on company, industry and macroeconomic expectations of perpetual revenue growth subsequent to the end of the discrete period in the discounted cash flow analysis.
When making its fair value selection, White Mountains considers all available information, including market multiples and multiples implied by recent transactions, facts and circumstances specific to MediaAlpha’s and PassportCard/DavidShield’s businesses and industries, and any infrequent or unusual results for the period.

MediaAlpha. White Mountains concluded that a discount rate of 15% and a terminal revenue growth rate of 4% was appropriate for the valuation of its investment in MediaAlpha as of December 31, 2019. Utilizing these assumptions, White Mountains determined that the fair value of its investment in MediaAlpha was $180 million as of December 31, 2019.
With a discounted cash flow analysis, small changes to inputs in a valuation model may result in significant changes to fair value. The following table presents the estimated effect on the fair value of White Mountains’s investment in MediaAlpha as of December 31, 2019 resulting from changes in the discount rate and terminal revenue growth rate, two key inputs to the discounted cash flow analysis:

$ in Millions	Discount Rate
Terminal Revenue Growth Rate	13%	14%	15%	16%	17%
4.5%	$234	$207	$184	$166	$150
4.0%	$226	$201	$180	$163	$148
3.5%	$220	$196	$176	$159	$145

PassportCard/DavidShield. White Mountains concluded that a discount rate of 22% and a terminal revenue growth rate of 4% was appropriate for the valuation of its investment in PassportCard/DavidShield as of December 31, 2019. Utilizing these assumptions, White Mountains determined that the fair value of its investment in PassportCard/DavidShield was $90 million as of December 31, 2019.
With a discounted cash flow analysis, small changes to inputs in a valuation model may result in significant changes to fair value. The following table presents the estimated effect on the fair value of White Mountains’s investment in PassportCard/DavidShield as of December 31, 2019, resulting from changes in key inputs to the discounted cash flow analysis, including the discount rate and terminal revenue growth rate:

$ in Millions	Discount Rate
Terminal Revenue Growth Rate	20%	21%	22%	23%	24%
4.5%	$108	$99	$91	$84	$78
4.0%	$106	$98	$90	$83	$77
3.5%	$105	$96	$89	$82	$76

Other Long-term Investments - NAV
White Mountains’s portfolio of other long-term investments includes investments in private equity funds, hedge funds and ILS funds. White Mountains employs a number of procedures to assess the reasonableness of the fair value measurements for its private equity funds, hedge funds and ILS funds, including obtaining and reviewing periodic and audited annual financial statements as well as discussing each fund’s pricing with the fund manager throughout the year. However, since the fund managers do not provide sufficient information to evaluate the pricing methods and inputs for each underlying investment, White Mountains considers the inputs to be unobservable. The fair value of White Mountains’s private equity fund, hedge fund and ILS fund investments are generally determined using the fund manager’s NAV. In the event that White Mountains believes the fair value of a private equity fund, hedge fund or ILS fund differs from the NAV reported by the fund manager due to illiquidity or other factors, White Mountains will adjust the reported NAV to more appropriately represent the fair value of its investment in the private equity fund, hedge fund or ILS fund.

Sensitivity Analysis of Likely Returns on Other Long-term Investments - NAV
The underlying investments of White Mountains’s private equity funds and hedge funds are typically publicly-traded and private securities and, as such, are subject to market risks that are similar to White Mountains’s common equity securities. The following table presents the estimated effect on fair values as of December 31, 2019 resulting from a 10% change and a 30% change in the market value of private equity fund and hedge fund investments:

		Change in Fair Value at
	Carrying Value at	December 31, 2019
Millions	December 31, 2019	10% Decline	10% Increase	30% Decline	30% Increase
Private equity funds and hedge funds — NAV	$161.1	$(16.1)	$16.1	$(48.3)	$48.3

The underlying investments of White Mountains’s multi-investor ILS funds consist primarily of catastrophe bonds, collateralized reinsurance investments and industry loss warranties.  In addition to catastrophe event risk, the underlying investments are also subject to a variety of other risks including modeling, liquidity, market, collateral credit quality, counterparty financial strength, interest rate and currency risks.
See Note 3 — “Investment Securities” on page F-19 for tables that summarize the changes in White Mountains’s fair value measurements by level for the years ended December 31, 2019 and 2018 and for amount of total gains (losses) included in earnings attributable to net unrealized investment gains (losses) for Level 3 investments for years ended December 31, 2019, 2018 and 2017.

2. Surplus Note Valuation

BAM Surplus Notes

As of December 31, 2019, White Mountains owned $458 million of BAM Surplus Notes and has accrued $163 million in interest due thereon. In December 2019, BAM made a $32 million cash payment of principal and interest on the BAM Surplus Notes held by HG Global. In January 2020, BAM made an additional $65 million special cash payment of principal and interest on the BAM Surplus Notes.  During 2018, BAM made a $23 million cash payment of note principal and interest on the BAM Surplus Notes.
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
Any write-down of the carried amount of the BAM Surplus Notes and/or the accrued interest thereon could adversely impact White Mountains’s results of operations and financial condition. See Item 1A., Risk Factors, “If BAM does not pay some or all of the principal and interest due on the BAM Surplus Notes, it could materially adversely affect our results of operations and financial condition.” on page 18.
Periodically, White Mountains’s management reviews the recoverability of amounts recorded from the BAM Surplus Notes. As of December 31, 2019, White Mountains believes such notes and interest thereon to be fully recoverable. White Mountains’s review is based on a debt service model that forecasts operating results for BAM, and related payments on the BAM Surplus Notes, through maturity of the BAM Surplus Notes in 2042. The model depends on assumptions regarding future trends for the issuance of municipal bonds, interest rates, credit spreads, insured market penetration, competitive activity in the market for municipal bond insurance and other factors affecting the demand for and price of BAM’s municipal bond insurance.
During the fourth quarter of 2019, White Mountains updated its debt service model to reflect (i) the cash payments of principal and interest on the BAM Surplus Notes made in December 2019 and January 2020, (ii) the amendments made to the terms of the BAM Surplus Notes in January 2020, including an extension of the variable interest rate period, and (iii) in light of the current interest rate environment, a more conservative forecast of future operating results for BAM. The debt service model assumes both par insured and total pricing gradually increase over the next five years, and flatten thereafter.  White Mountains models that the BAM Surplus Notes will be fully repaid approximately seven years prior to final maturity, which is two years later than previously modeled as of December 31, 2018. The changes to the debt service model resulted in a $20 million increase to the time value of money discount on the BAM Surplus Notes as reflected in adjusted book value per share at December 31, 2019. Assumptions regarding future trends for these factors are a matter of significant judgment, and whether actual results will follow the model is subject to a number of risks and uncertainties.
BAM is required to seek regulatory approval to pay interest and principal on the BAM Surplus Notes to the extent that its remaining qualified statutory capital and other capital resources continue to support its outstanding obligations, its business plan and its “AA/stable” rating from Standard & Poor’s. No payment of principal or interest on the BAM Surplus Notes may be made without the approval of the NYDFS.
Interest payments on the BAM Surplus Notes are due quarterly but are subject to deferral, without penalty or default and without compounding, for payment in the future. Payments made to the BAM Surplus Notes are applied pro rata between outstanding principal and interest. Deferred interest is due on the stated maturity date in 2042.

3. Goodwill and Other Intangible Assets

As of December 31, 2019, goodwill and other intangible assets recognized in connection with business and asset acquisitions totaled $655 million, of which $631 million was attributable to White Mountains’s common shareholders. Goodwill and other intangible assets are recorded at their acquisition date fair values. The determination of the acquisition date fair values of goodwill and other intangible assets involves significant management judgment, the use of valuation models and assumptions that are inherently subjective. Goodwill and indefinite-lived intangible assets are not amortized but rather reviewed for potential impairment on an annual basis, or whenever indications of potential impairment exist. In the absence of any indications of potential impairment, the evaluation of goodwill and indefinite-lived intangible assets is performed no later than the interim period in which the anniversary of the acquisition date falls. Finite-lived intangible assets, which are amortized over their estimated economic lives, are reviewed for impairment only when events occur or there are changes in circumstances indicating that their carrying value may exceed fair value. Impairment exists when the carrying value of goodwill or other intangible assets exceeds fair value.
White Mountains’s annual review first assesses whether qualitative factors indicate that the carrying value of goodwill or other intangible assets may be impaired. If White Mountains determines based on this qualitative review that it is more likely than not that an impairment may exist, then White Mountains performs a quantitative analysis to compare the fair value of a reporting unit with its carrying value. If the carrying value exceeds the estimated fair value, then an impairment charge is recognized through current period pre-tax income. Both the annual qualitative assessment of potential impairment as well as the quantitative comparison of carrying value to estimated fair value involve management judgment, the use of discounted cash flow models, market comparisons and other valuation techniques and assumptions, including customer retention rates and revenue growth rates, that are inherently subjective.
Most of White Mountains’s total goodwill and other intangible assets of $655 million relates to the acquisition of NSM and NSM’s subsequent acquisitions of Fresh Insurance, KBK, Embrace and the Renewal Rights from AIG. As of December 31, 2019, goodwill and other intangible assets related to NSM were $623 million. During the second quarter of 2019, White Mountains performed its periodic reviews for potential impairment, including a quantitative review of the goodwill associated with NSM. White Mountains concluded that there was no impairment of the goodwill associated with NSM. White Mountains recognized an impairment of other intangible assets of $2 million related to Fresh Insurance and impairments of goodwill and other intangible assets of $8 million and $1 million, respectively, related to its Other Operations. There were no impairments to goodwill and other intangible assets during 2018 or 2017.
See Item 1A., Risk Factors, “If we are required to write down goodwill and other intangible assets, it could materially adversely affect our results of operations and financial condition.” on page 19.

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

These statements are based on certain assumptions and analyses made by White Mountains in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors believed to be appropriate in the circumstances. However, whether actual results and developments will conform to its expectations and predictions is subject to a number of risks and uncertainties that could cause actual results to differ materially from expectations, including:

•	the risks associated with Item 1A of this Report on Form 10-K;

•	business opportunities (or lack thereof) that may be presented to it and pursued;

•	actions taken by ratings agencies from time to time, such as financial strength or credit ratings downgrades or placing ratings on negative watch;

•	the continued availability of capital and financing;

•	deterioration of general economic, market or business conditions, including due to outbreaks of contagious disease (including COVID-19);

•	competitive forces, including the conduct of other insurers;

•	changes in domestic or foreign laws or regulations, or their interpretation, applicable to White Mountains, its competitors or its customers;

•	an economic downturn or other economic conditions adversely affecting its financial condition; and

•	other factors, most of which are beyond White Mountains’s control.

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

Interest Rate and Credit Spread Risk

White Mountains invests in interest rate sensitive securities. White Mountains generally manages the interest rate risk associated with its portfolio of fixed maturity investments by monitoring the average duration of the portfolio. As of December 31, 2019, White Mountains’s fixed maturity investments are comprised primarily of debt securities issued by corporations, U.S. Government and agency obligations, municipal obligations and mortgage and asset-backed securities.
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
The following table presents the estimated effects of hypothetical increases and decreases in market interest rates on White Mountains’s fixed maturity investments:

$ in Millions	Fair Value at December 31, 2019	Assumed Change in Relevant Interest Rate	Estimated Fair Value After Change in Interest Rate	Pre-Tax Increase (Decrease) in Fair Value
Fixed maturity investments	$1,205.8	100 bps decrease	$1,244.5	$38.7
		50 bps decrease	1,225.2	19.4
		50 bps increase	1,185.5	(20.3)
		100 bps increase	1,164.3	(41.5)

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
The following table presents the estimated pre-tax effects of hypothetical widening and tightening of credit spreads on White Mountains’s fixed maturity investments by asset class:

	December 31, 2019
$ in Millions	Fair Value	Tighten 50	Tighten 25	Widen 25	Widen 50
U.S. Government and agency obligations	$232.5	$—	$—	$—	$—
		Tighten 100	Tighten 50	Widen 50	Widen 100
Agency mortgage-backed securities	179.9	4.0	3.3	(4.0)	(8.1)
Other asset-backed securities	29.1	0.2	0.2	(0.3)	(0.5)
		Tighten 200	Tighten 100	Widen 100	Widen 200
Debt securities issued by corporations	467.2	9.3	8.7	(15.8)	(31.5)
Municipal obligations	297.1	13.2	12.5	(15.1)	(30.3)

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

Common Equity Securities and Other Long-Term Investments Price Risk

The carrying values of White Mountains’s common equity securities and other long-term investments are based on quoted market prices or management’s estimates of fair value as of the balance sheet date. Market prices of common equity securities, in general, are subject to fluctuations, which could cause the amount realized upon sale or exercise of these instruments to differ significantly from the current reported value. The fluctuations may result from perceived changes in the underlying economic characteristics of the investment, the relative price of alternative investments, supply and demand imbalances for a particular security or various other market factors. Assuming a hypothetical 10% and 30% increase or decrease in the value of White Mountains’s common equity securities and other long-term investments as of December 31, 2019, the carrying value of White Mountains’s common equity securities and other long-term investments would have increased or decreased by approximately $154 million and $462 million pre-tax, respectively.

Long-Term Obligations

White Mountains records its financial instruments at fair value with the exception of debt obligations which are recorded as debt at face value less unamortized original issue discount.
The following tables presents the fair value and carrying value of these financial instruments as of December 31, 2019 and December 31, 2018:

	December 31, 2019		December 31, 2018
Millions	Fair Value	Carrying Value	Fair Value	Carrying Value
NSM Bank Facility	$221.2	$217.4	$176.1	$176.6
Other NSM debt	$1.7	$1.8	$1.9	$1.9
Kudu Bank Facility (1)	$53.6	$53.6	$—	$—
MediaAlpha Bank Facility	$—	$—	$14.6	$14.2
Other Operations debt	$11.3	$10.7	$—	$—
(1) White Mountains measured the fair value of the Kudu Bank Facility debt at the carrying value as a result of the debt being issued on December 23, 2019. See Note 5 — “Debt”.

The fair value estimates for the NSM Bank Facility, the MediaAlpha Bank Facility and Other Operations debt have been determined based on a discounted cash flow approach and are considered to be Level 3 measurements. As a result of the MediaAlpha Transaction, White Mountains’s remaining ownership interest in MediaAlpha no longer meets the criteria for a controlling ownership interest and accordingly, White Mountains deconsolidated MediaAlpha as of February 26, 2019. See Note 2 — “Significant Transactions”.

Foreign Currency Exposure

As of December 31, 2019, White Mountains had foreign currency exposure on $191 million of net assets primarily related to common equity securities managed by Silchester and Highclere, NSM’s U.K. operations and certain foreign consolidated and unconsolidated entities.
From time to time, White Mountains may enter into foreign currency forward contracts in order to mitigate its foreign currency exposure on certain invested assets. As of December 31, 2019, White Mountains does not have any open foreign currency forward contracts.
The following table presents the fair value of White Mountains’s foreign denominated net assets as of December 31, 2019:

$ in Millions Currency	Fair Value	% of Common Shareholders’ Equity
GBP	$70.4	2.2%
EUR	40.0	1.2
JPY	39.0	1.2
All other	41.2	1.2
Total	$190.6	5.8%

Item 8.  Financial Statements and Supplementary Data

The financial statements and supplementary data have been filed as a part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 75 of this report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

The Principal Executive Officer (“PEO”) and the Principal Financial Officer (“PFO”) of White Mountains have evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2019. Based on that evaluation, the PEO and PFO have concluded that White Mountains’s disclosure controls and procedures are adequate and effective.
The PEO and the PFO of White Mountains have evaluated the effectiveness of its internal control over financial reporting as of December 31, 2019. Based on that evaluation, the PEO and PFO have concluded that White Mountains’s internal control over financial reporting is effective. Management’s annual report on internal control over financial reporting is included on page F-63 of this report. The attestation report on the effectiveness of our internal control over financial reporting by PricewaterhouseCoopers LLP is included on page F-64 of this report.
There has been no change in White Mountains’s internal controls over financial reporting that occurred during the fourth quarter of 2019 that has materially affected, or is reasonably likely to materially affect White Mountains’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Reported under the captions “The Board of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance—Committees of the Board—Audit Committee” in the Company’s 2020 Proxy Statement, herein incorporated by reference, and under the caption “Executive Officers of the Registrant” of this Annual Report on Form 10-K.
The Company’s Code of Business Conduct, which applies to all directors, officers and employees in carrying out their responsibilities to and on behalf of the Company, is available at www.whitemountains.com and is also included as Exhibit 14 on the Form 10-K. The Company’s Code of Business Conduct is also available in print free of charge to any shareholder upon request.
There have been no material changes to the procedures by which shareholders may recommend nominees to the Company’s Board of Directors. The procedures for shareholders to nominate directors are reported under the caption “Corporate Governance—Committees of the Board—Nominating and Governance Committee” in the Company’s 2020 Proxy Statement, herein incorporated by reference.

Item 11.  Executive Compensation

Reported under the captions “Executive Compensation” and “Corporate Governance—Compensation Committee Interlocks and Insider Participation” in the Company’s 2020 Proxy Statement, herein incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Reported under the captions “Voting Securities and Principal Holders Thereof” and “Equity Compensation Plan Information” in the Company’s 2020 Proxy Statement, herein incorporated by reference.

Item 13.  Certain Relationships, Related Transactions and Director Independence

Reported under the caption “Transactions with Related Persons, Promoters and Certain Control Persons” and “Corporate Governance—Director Independence” in the Company’s 2020 Proxy Statement, herein incorporated by reference.

Item 14.  Principal Accountant Fees and Services

Reported under the caption “Principal Accountant Fees and Services” in the Company’s 2020 Proxy Statement, herein incorporated by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

a.                                       Documents Filed as Part of the Report

The financial statements and financial statement schedules and reports of independent auditors have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 75 of this report. A listing of exhibits filed as part of the report appear below and on page 73 of this report.

b.                                       Exhibits

Exhibit Number	Name
2	Plan of Reorganization (incorporated by reference herein to the Company’s Registration Statement on S-4 (No. 333-87649) dated September 23, 1999)
3.1	Memorandum of Continuance of the Company (incorporated by reference herein to Exhibit (3)(i) of the Company’s Current Report on Form 8-K dated November 1, 1999)
3.2	Amended and Restated Bye-Laws of the Company (incorporated by reference herein to Exhibit 3 of the Company’s Report on Form 10-Q dated May 2, 2017)
4	Description of White Mountains Common Shares (*)
10.1
White Mountains Long-Term Incentive Plan, as amended (incorporated by reference to Appendix A of the Company’s Notice of 2013 Annual General Meeting of Members and Proxy Statement dated April 10, 2013)

10.2
White Mountains Long-Term Incentive Plan, as amended (incorporated by reference herein to Appendix A of the Company’s Notice of 2019 Annual General Meeting of Members and Proxy Statement dated April 8, 2019)

10.3
Regulation 114 Trust Agreement by and among Build America Mutual Assurance Company, HG Re Ltd. and The Bank of New York Mellon, dated as of July 20, 2012 (incorporated by reference herein to Exhibit 10.2 of the Company’s Report on 10-Q dated October 30, 2012)

10.4
Second Amended and Restated Surplus Note Purchase Agreement between Build America Mutual Assurance Company, as Issuer and HG Holdings Ltd. and HG Re Ltd. as Purchasers, dated August 14, 2017 (incorporated by reference herein and filed as Exhibit 99.(d)(7) of the Company’s Schedule TO dated April 10, 2018)

10.5
Unit Purchase Agreement, dated as of March 31, 2018, by and among NSM Acquisition Holdings, LLC, AIG Property Casualty U.S., Inc, each management seller, NSM Insurance HoldCo, LLC, White Mountains Catskill Holdings, Inc., the Company, and ABRY Partners VIII, L.P. (incorporated by reference herein to Exhibit 10 of the Company’s Report on Form 10-Q dated May 2, 2018)

10.6
Credit Agreement Dated as of May 11, 2018 among NSM Insurance Group, LLC, as the Borrower, NSM Insurance Holdco, LLC, as Holdings, Ares Capital Corporation, as Administrative Agent, and the Lenders and L/C Issuers Party Hereto from Time to Time (incorporated by reference herein to Exhibit 10 of the Company’s Report on Form10-Q dated August 7, 2018)

10.7
Second Amended and Restated Supplemental Trust Agreement by and among Build America Mutual Assurance Company, HG Re Ltd. and The Bank of New York Mellon, dated December 4, 2018 (incorporated by reference herein to Exhibit 10.7 of the Company’s 2018 Annual Report on Form 10-K)

10.8	White Mountains Bonus Plan (incorporated by reference herein to Exhibit 10.1 of the Company’s Report on Form 10-Q dated May 6, 2019)
10.9
FIRST AMENDMENT dated as of December 3, 2018, among NSM INSURANCE GROUP, LLC, a Delaware limited liability company, NSM INSURANCE HOLDCO, LLC, a Delaware limited liability company, the other LOAN PARTIES party hereto, ARES CAPITAL CORPORATION, a Maryland corporation, as administrative agent, and the LENDERS party hereto (incorporated by reference herein to Exhibit 10.2 of the Company’s Report on Form 10-Q dated May 6, 2019)

10.10
SECOND AMENDMENT dated as of April 1, 2019, among NSM INSURANCE GROUP, LLC, a Delaware limited liability company, NSM INSURANCE HOLDCO, LLC, a Delaware limited liability company, the other LOAN PARTIES party hereto, ARES CAPITAL CORPORATION, a Maryland corporation, as administrative agent, and the LENDERS party hereto (incorporated by reference herein to Exhibit 10.3 of the Company’s Report on Form 10-Q dated May 6, 2019)

Exhibit Number	Name
10.11
THIRD AMENDMENT dated as of June 28, 2019, among NSM INSURANCE GROUP, LLC, a Delaware limited liability company, NSM INSURANCE HOLDCO, LLC, a Delaware limited liability company, the other LOAN PARTIES party hereto, ARES CAPITAL CORPORATION, a Maryland corporation, as administrative agent, and the LENDERS party hereto (incorporated by reference herein to Exhibit 10 of the Company’s Report on Form 10-Q dated August 6, 2019)

14
The Company’s Code of Business Conduct, which applies to all directors, officers and employees in carrying out their responsibilities to and on behalf of the Company (incorporated by reference herein to Exhibit 14 of the Company’s 2015 Annual Report on Form 10-K)

21	Subsidiaries of the Registrant (*)
23	Consent of PricewaterhouseCoopers LLP (*)
24	Powers of Attorney (*)
31.1	Principal Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (*)
31.2	Principal Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (*)
32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
101	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(*)	Included herein.

c.                                       Financial Statement Schedules and Separate Financial Statements of Subsidiaries Not Consolidated and Fifty Percent or Less Owned Persons

The financial statement schedules and report of independent registered public accounting firm have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 75 of this report.
White Mountains is required to file the financial statements and the related footnotes of MediaAlpha in accordance with SEC Rule 3-09 of Regulation S-X. White Mountains expects to file those financial statements by amendment to its Annual Report on Form 10-K/A on or before March 30, 2020.

Item 16.  Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHITE MOUNTAINS INSURANCE GROUP, LTD.

Date:	March 2, 2020	By:	/s/ J. BRIAN PALMER
J. Brian Palmer
Managing Director and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ REID T. CAMPBELL	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 2, 2020
Reid T. Campbell
PETER M. CARLSON*	Director	March 2, 2020
Peter M. Carlson
MARY C. CHOKSI*	Director	March 2, 2020
Mary C. Choksi
MORGAN W. DAVIS*	Chairman	March 2, 2020
Morgan W. Davis
PHILIP A. GELSTON*	Director	March 2, 2020
Philip A. Gelston
EDITH E. HOLIDAY*	Director	March 2, 2020
Edith E. Holiday
/s/ J. BRIAN PALMER	Managing Director and Chief Accounting Officer (Principal Accounting Officer)	March 2, 2020
J. Brian Palmer
/s/ G. MANNING ROUNTREE	Chief Executive Officer (Principal Executive Officer)	March 2, 2020
G. Manning Rountree
LOWNDES A. SMITH*	Director	March 2, 2020
Lowndes A. Smith
DAVID A. TANNER*	Director	March 2, 2020
David A. Tanner

* By:	/s/ G. MANNING ROUNTREE
G. Manning Rountree, Attorney-in-Fact

WHITE MOUNTAINS INSURANCE GROUP, LTD.
Index to Consolidated Financial Statements and Financial Statement Schedules

CONSOLIDATED BALANCE SHEETS

	December 31,
Millions, Except Share and Per Share Amounts	2019	2018
Assets
Financial Guarantee (HG Global/BAM)
Fixed maturity investments, at fair value	$799.3	$701.4
Short-term investments, at fair value	46.3	66.9
Total investments	845.6	768.3
Cash	24.2	12.5
Insurance premiums receivable	6.7	6.4
Deferred acquisition costs	22.1	19.0
Accrued investment income	5.4	4.9
Other assets	20.0	5.1
Total Financial Guarantee assets	924.0	816.2

Specialty Insurance Distribution (NSM)
Cash (restricted $56.3, $50.0)	89.7	66.2
Premium and commission receivable	70.8	44.0
Goodwill and other intangible assets	623.0	486.2
Other assets	41.7	27.2
Total Specialty Insurance Distribution assets	825.2	623.6

Asset Management (Kudu)
Short-term investments, at fair value	.1	—
Other long-term investments	266.5	—
Total investments	266.6	—
Cash	5.8	—
Accrued investment income	5.8	—
Goodwill and other intangible assets	9.6	—
Other assets	2.7	—
Total Asset Management assets	290.5	—

Marketing Technology (MediaAlpha)
Cash	—	5.7
Goodwill and other intangible assets	—	43.4
Accounts receivable from publishers and advertisers	—	37.0
Other assets	—	2.3
Total Marketing Technology assets	—	88.4

Other Operations
Fixed maturity investments, at fair value	406.5	376.1
Short-term investments, at fair value	154.8	147.3
Common equity securities, at fair value	683.9	925.6
Other long-term investments	589.8	325.6
Total investments	1,835.0	1,774.6
Cash	41.3	25.9
Accrued investment income	5.7	5.5
Goodwill and other intangible assets	22.1	7.9
Other assets	36.4	17.2
Assets held for sale	3.0	3.3
Total Other Operations assets	1,943.5	1,834.4
Total assets	$3,983.2	$3,362.6
See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	December 31,
Millions, Except Share and Per Share Amounts	2019	2018
Liabilities
Financial Guarantee (HG Global/BAM)
Unearned insurance premiums	$198.4	$176.0
Accrued incentive compensation	21.7	20.4
Other liabilities	26.7	16.1
Total Financial Guarantee liabilities	246.8	212.5

Specialty Insurance Distribution (NSM)
Debt	219.2	178.5
Premiums payable	102.3	77.2
Contingent consideration earnout liabilities	20.6	20.2
Other liabilities	59.0	38.9
Total Specialty Insurance Distribution liabilities	401.1	314.8

Asset Management (Kudu)
Debt	53.6	—
Other liabilities	3.4	—
Total Asset Management liabilities	57.0	—

Marketing Technology (MediaAlpha)
Debt	—	14.2
Amounts due to publishers and advertisers	—	27.0
Other liabilities	—	5.7
Total Marketing Technology liabilities	—	46.9

Other Operations
Debt	10.7	—
Accrued incentive compensation	55.1	38.9
Other liabilities	67.8	31.3
Total Other Operations liabilities	133.6	70.2
Total liabilities	838.5	644.4

Equity
White Mountains’s common shareholders’ equity
White Mountains’s common shares at $1 par value per share—authorized 50,000,000 shares; issued and outstanding 3,185,353 and 3,173,115 shares	3.2	3.2
Paid-in surplus	593.1	580.8
Retained earnings	2,672.4	2,264.9
Accumulated other comprehensive loss, after-tax:
Net unrealized foreign currency translation losses and interest rate swap	(7.2)	(5.8)
Total White Mountains’s common shareholders’ equity	3,261.5	2,843.1
Non-controlling interests	(116.8)	(124.9)
Total equity	3,144.7	2,718.2
Total liabilities and equity	$3,983.2	$3,362.6
See Notes to Consolidated Financial Statements including Note 12 Common Shareholders’ Equity and Non-controlling Interests and Note 19 for Commitments and Contingencies.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
Millions	2019	2018	2017
Revenues:

Financial Guarantee (HG Global/BAM)
Earned insurance premiums	$16.3	$13.9	$9.4
Net investment income	21.6	16.7	12.3
Net realized and unrealized investment gains (losses)	27.1	(7.5)	.6
Other revenues	1.6	1.2	1.0
Total Financial Guarantee revenues	66.6	24.3	23.3

Specialty Insurance Distribution (NSM)
Commission revenues	193.4	89.6	—
Other revenues	39.7	12.0	—
Total Specialty Insurance Distribution revenues	233.1	101.6	—

Asset Management (Kudu)
Net investment income	14.7	—	—
Net realized and unrealized investment gains	6.3	—	—
Other revenues	.2	—	—
Total Asset Management revenues	21.2	—	—

Marketing Technology (MediaAlpha)
Advertising and commission revenues	48.8	295.5	163.2
Other revenues	—	1.6	—
Total Marketing Technology revenues	48.8	297.1	163.2

Other Operations
Earned insurance premiums	—	—	1.0
Net investment income	43.4	42.3	43.7
Net realized and unrealized investment gains (losses)	285.1	(100.8)	132.7
Realized gain and unrealized investment gain from the MediaAlpha Transaction	182.2	—	—
Advertising and commission revenues	6.9	4.1	3.8
Other revenues	6.1	.5	6.1
Total Other Operations revenues	523.7	(53.9)	187.3
Total revenues	$893.4	$369.1	$373.8
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

	Year Ended December 31,
Millions	2019	2018	2017
Expenses:

Financial Guarantee (HG Global/BAM)
Insurance acquisition expenses	$5.7	$5.3	$4.0
Other underwriting expenses	.4	.4	.4
General and administrative expenses	50.5	48.0	42.9
Total Financial Guarantee expenses	56.6	53.7	47.3

Specialty Insurance Distribution (NSM)
General and administrative expenses	132.2	59.4	—
Broker commission expense	64.8	28.4	—
Change in fair value of contingent consideration earnout liabilities	2.1	2.7	—
Amortization of other intangible assets	19.4	8.3	—
Interest expense	16.7	8.0	—
Total Specialty Insurance Distribution expenses	235.2	106.8	—

Asset Management (Kudu)
General and administrative expenses	10.1	—	—
Amortization of other intangible assets	.2	—	—
Interest expense	.1	—	—
Total Asset Management expenses	10.4	—	—

Marketing Technology (MediaAlpha)
Cost of sales	40.6	245.0	135.9
General and administrative expenses	12.5	31.7	16.2
Amortization of other intangible assets	1.6	10.3	10.5
Interest expense	.2	1.2	1.0
Total Marketing Technology expenses	54.9	288.2	163.6

Other Operations
Loss and loss adjustment expenses	—	—	1.1
Insurance acquisition expense	—	—	.1
Cost of sales	7.5	3.7	3.5
General and administrative expenses	122.5	94.4	148.9
Amortization of other intangible assets	.6	.2	.2
Interest expense	.6	.3	1.3
Total Other Operations expenses	131.2	98.6	155.1
Total expenses	488.3	547.3	366.0
Pre-tax income (loss) from continuing operations	405.1	(178.2)	7.8
Income tax (expense) benefit	(29.3)	4.0	7.8
Net income (loss) from continuing operations	375.8	(174.2)	15.6
Gain from sale of OneBeacon, net of tax	—	—	554.5
Gain from sale of Tranzact, net of tax	—	—	3.2
Gain (loss) from sale of Sirius Group, net of tax	.8	(17.2)	(.7)
Net income from discontinued operations, net of tax	—	—	20.5
Net income (loss)	376.6	(191.4)	593.1
Net loss attributable to non-controlling interests	37.9	50.2	34.1
Net income (loss) attributable to White Mountains’s common shareholders	$414.5	$(141.2)	$627.2
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
Millions, except for per share amounts	2019	2018	2017
Net income (loss) attributable to White Mountains’s common shareholders	$414.5	$(141.2)	$627.2
Other comprehensive (loss) income, net of tax	(1.4)	(4.8)	.3
Comprehensive income from discontinued operations, net of tax	—	—	3.2
Comprehensive income (loss)	413.1	(146.0)	630.7
Comprehensive loss (income) attributable to non-controlling interests	—	.3	(.2)
Comprehensive income (loss) attributable to White Mountains’s common shareholders	$413.1	$(145.7)	$630.5

Earnings (loss) per share attributable to White Mountains’s common shareholders:

Basic earnings (loss) per share
Continuing operations	$130.02	$(36.67)	$11.56
Discontinued operations	.25	(5.09)	134.50
Total consolidated operations	$130.27	$(41.76)	$146.06
Diluted earnings (loss) per share
Continuing operations	$130.02	$(36.67)	$11.56
Discontinued operations	.25	(5.09)	134.50
Total consolidated operations	$130.27	$(41.76)	$146.06
Dividends declared and paid per White Mountains’s common share	$1.00	$1.00	$1.00
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	White Mountains’s Common Shareholders’ Equity
Millions	Common Shares and Paid-in Surplus	Retained Earnings	AOCL, After-tax	Total	Non-controlling Interests	Total Equity
Balances at December 31, 2016	$810.7	$2,776.6	$(4.6)	$3,582.7	$133.3	$3,716.0
Net income (loss)	—	627.2	—	627.2	(34.1)	593.1
Net change in foreign currency translation	—	—	.4	.4	.1	.5
Net change in pension liability and other accumulated comprehensive items	—	—	2.9	2.9	—	2.9
Comprehensive income (loss)	—	627.2	3.3	630.5	(34.0)	596.5
Dividends declared on common shares	—	(4.6)	—	(4.6)	—	(4.6)
Dividends to non-controlling interests	—	—	—	—	(19.3)	(19.3)
Issuances of common shares	1.7	—	—	1.7	—	1.7
Repurchases and retirements of common shares	(147.9)	(576.0)	—	(723.9)	(5.2)	(729.1)
Capital contributions from BAM members, net of tax	—	—	—	—	27.2	27.2
Amortization of restricted share and option awards	14.8	—	—	14.8	.8	15.6
Net contributions from non-controlling interests	(4.6)	—	—	(4.6)	3.0	(1.6)
Issuance of shares of non-controlling interests	(4.1)	—	—	(4.1)	5.2	1.1
Deconsolidation of non-controlling interests associated with the sale of OneBeacon	—	—	—	—	(238.3)	(238.3)
Deconsolidation of non-controlling interests associated with the sale of subsidiary	—	—	—	—	(4.4)	(4.4)
Balances at December 31, 2017	670.6	2,823.2	(1.3)	3,492.5	(131.7)	3,360.8
Net loss	—	(141.2)	—	(141.2)	(50.2)	(191.4)
Net change in foreign currency translation and interest rate swap	—	—	(4.5)	(4.5)	(.3)	(4.8)
Comprehensive income loss	—	(141.2)	(4.5)	(145.7)	(50.5)	(196.2)
Dividends declared on common shares	—	(3.8)	—	(3.8)	—	(3.8)
Dividends to non-controlling interests	—	—	—	—	(8.0)	(8.0)
Issuances of common shares	2.0	—	—	2.0	—	2.0
Repurchases and retirements of common shares	(105.8)	(413.3)	—	(519.1)	—	(519.1)
Capital contributions from BAM members, net of tax	—	—	—	—	45.0	45.0
Amortization of restricted share and option awards	13.0	—	—	13.0	—	13.0
Recognition of compensation costs for equity-based units of subsidiary	7.4	—	—	7.4	4.3	11.7
Dilution from equity units of subsidiary	(1.5)	—	—	(1.5)	1.5	—
Acquisition of non-controlling interests	—	—	—	—	14.5	14.5
Acquisition of subsidiary	(1.7)	—	—	(1.7)	—	(1.7)
Balances at December 31, 2018	584.0	2,264.9	(5.8)	2,843.1	(124.9)	2,718.2
Net income (loss)	—	414.5	—	414.5	(37.9)	376.6
Net change in foreign currency translation and interest rate swap	—	—	(1.4)	(1.4)	—	(1.4)
Comprehensive income (loss)	—	414.5	(1.4)	413.1	(37.9)	375.2
Dividends declared on common shares	—	(3.2)	—	(3.2)	—	(3.2)
Dividends to non-controlling interests	—	—	—	—	(2.0)	(2.0)
Issuances of common shares	2.2	—	—	2.2	—	2.2
Repurchases and retirements of common shares	(1.1)	(3.8)	—	(4.9)	—	(4.9)
Capital contributions from BAM members, net of tax	—	—	—	—	57.6	57.6
Amortization of restricted share and option awards	10.6	—	—	10.6	—	10.6
Recognition of compensation costs for equity-based units of subsidiary	1.5	—	—	1.5	—	1.5
Net contributions from non-controlling interests	(.9)	—	—	(.9)	2.4	1.5
Acquisition of non-controlling interests	—	—	—	—	1.8	1.8
Deconsolidation of non-controlling interests associated with the MediaAlpha Transaction	—	—	—	—	(13.8)	(13.8)
Balances at December 31, 2019	$596.3	$2,672.4	$(7.2)	$3,261.5	$(116.8)	$3,144.7
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
Millions	2019	2018	2017
Cash flows from operations:
Net income (loss)	$376.6	$(191.4)	$593.1
Charges (credits) to reconcile net income to net cash provided from (used for) operations:
Net realized and unrealized investment (gains) losses	(433.2)	108.3	(133.3)
Realized gain from the MediaAlpha Transaction	(67.5)	—	—
Amortization of restricted share and option awards	10.5	13.0	14.8
Amortization and depreciation	29.8	25.7	22.4
Deferred income tax expense (benefit)	24.8	(8.4)	(11.4)
Net income from discontinued operations	—	—	(20.5)
Net (gain) loss from sale of discontinued operations, net of tax	(.8)	17.2	(557.0)
Other operating items:
Net change in unearned insurance premiums	35.8	39.2	54.5
Net change in deferred acquisition costs	(3.1)	(4.2)	(4.2)
Net change in restricted cash	6.3	(3.4)	—
Investments in asset management firms - Kudu	(118.4)	—	—
Net change in other assets and liabilities, net	18.7	(27.1)	(20.8)
Net cash used for continuing operations	(120.5)	(31.1)	(62.4)
Net cash provided from discontinued operations (See Note 20)	—	—	157.0
Net cash (used for) provided from operations	(120.5)	(31.1)	94.6
Cash flows from investing activities:
Net change in short-term investments	21.9	(39.0)	(1.7)
Sales of fixed maturity and convertible investments	334.3	1,848.5	2,124.4
Maturities, calls and paydowns of fixed maturity and convertible investments	119.3	141.0	213.4
Sales of common equity securities	467.2	169.9	424.1
Distributions and redemptions of other long-term investments	29.4	5.0	29.4
Sales of unconsolidated affiliates and consolidated subsidiaries, net of cash sold	—	—	1,131.0
Purchases of other long-term investments	(177.7)	(95.9)	(84.1)
Net settlement of investment cash flows and contributions with discontinued operations	—	—	167.7
Purchases of common equity securities	(29.8)	(328.3)	(881.2)
Purchases of fixed maturity and convertible investments	(539.2)	(970.2)	(2,365.2)
Purchases of consolidated subsidiaries, net of cash acquired of $12.8, $90.9, and $0.0 and including restricted cash of $0.0, $53.4, $0.0	(258.0)	(295.2)	(27.6)
Other investing activities, net	(27.3)	23.4	(14.7)
Net cash (used for) provided from investing activities — continuing operations	(59.9)	459.2	715.5
Net cash provided from investing activities — discontinued operations (See Note 20)	—	—	3.0
Net cash (used for) provided from investing activities	(59.9)	459.2	718.5
Cash flows from financing activities:
Draw down of debt and revolving line of credit	206.4	84.1	376.0
Repayment of debt and revolving line of credit	(22.9)	(15.4)	(365.0)
Cash dividends paid to the Company’s common shareholders	(3.2)	(3.8)	(4.6)
Acquisitions of additional shares from non-controlling interest	—	(1.7)	(.7)
Distributions from discontinued operations	—	—	45.2
Common shares repurchased	—	(511.9)	(714.6)
Repurchase of shares from non-controlling interest shareholders	(21.1)	—	—
Proceeds from issuance of shares to non-controlling interest shareholders	62.7	—	—
Capital contributions from non-controlling interest shareholders	1.9	1.3	.5
Distributions to non-controlling interest shareholders	(28.1)	(6.0)	(2.0)
Payments to contingent considerations related to purchases of consolidated subsidiaries	(7.6)	(2.6)	—
Capital contributions from BAM members	54.6	53.8	37.4
Fidus Re premium payment	(3.0)	(3.7)	—
Other financing activities, net	(9.2)	(8.4)	(9.3)
Net cash provided from (used for) financing activities — continuing operations	230.5	(414.3)	(637.1)
Net cash used for financing activities — discontinued operations (See Note 20)	—	—	(61.9)
Net cash provided from (used for) financing activities	230.5	(414.3)	(699.0)
Effect of exchange rate changes on cash	.6	(.6)	—
Net change in cash during the period - continuing operations	50.7	13.2	16.0
Cash balance at beginning of year (includes restricted cash balances of $50.0, $0.0, $0.0 and excludes held for sale and discontinued operations cash balances of $0.0, $0.0, and $70.5)	110.3	97.1	80.2
Add: cash held for sale at the beginning of period	—	—	.9
Cash balance at end of year (includes restricted cash balances of $56.3, $50.0, $0.0)	$161.0	$110.3	$97.1
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
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and include the accounts of White Mountains Insurance Group, Ltd. (the “Company” or the “Registrant”), its subsidiaries (collectively with the Company, “White Mountains”) and other entities required to be consolidated under GAAP. Under GAAP, the Company is required to consolidate any entity in which it holds a controlling financial interest. A controlling financial interest is usually in the form of an investment representing the majority of the subsidiary’s voting interests. However, a controlling financial interest may also arise from a financial interest in a variable interest entity (“VIE”) through arrangements that do not involve ownership of voting interests. The Company consolidates a VIE if it determines that it is the primary beneficiary. The primary beneficiary is defined as the entity who holds a variable interest that gives it both the power to direct the VIE’s activities that most significantly impact its economic performance and the obligation to absorb losses of, or the right to receive returns from, the VIE that could potentially be significant to the VIE. See Note 16 — “Variable Interest Entities”.
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

Reportable Segments
White Mountains has determined its reportable segments based on the nature of the underlying businesses, the manner in which the Company’s subsidiaries and affiliates are organized and managed and the organization of the financial information provided to the chief operating decision maker to assess performance and make decisions regarding allocation of resources. As of December 31, 2019, White Mountains’s reportable segments were HG Global/BAM, NSM, Kudu and Other Operations. As a result of the MediaAlpha Transaction, White Mountains no longer consolidated MediaAlpha, and consequently it was no longer a reportable segment. See Note 14 — “Segment Information”.
The HG Global/BAM segment consists of HG Global Ltd. and its wholly-owned subsidiaries (“HG Global”) and the consolidated results of Build America Mutual Assurance Company (“BAM”) (collectively, “HG Global/BAM”). BAM is the first and only mutual municipal bond insurance company in the United States. By insuring the timely payment of principal and interest, BAM provides market access to, and lowers interest expense for, issuers of municipal bonds used to finance essential public purposes such as schools, utilities and transportation facilities. BAM is owned by and operated for the benefit of its members, the municipalities that purchase BAM’s insurance for their debt issuances. HG Global was established to fund the startup of BAM and, through its reinsurance subsidiary HG Re Ltd. (“HG Re”), to provide up to 15%-of-par, first loss reinsurance protection for policies underwritten by BAM. For capital appreciation bonds, par is adjusted to the estimated equivalent par value for current interest paying bonds. HG Global, together with its subsidiaries, funded the initial capitalization of BAM through the purchase of $503.0 million of surplus notes issued by BAM, consisting of $203 million of Series A Notes and $300 million of Series B Notes (the “BAM Surplus Notes”). As of December 31, 2019 and 2018, White Mountains owned 96.9% of HG Global's preferred equity and 88.4% of its common equity. White Mountains does not have an ownership interest in BAM. However, White Mountains is required to consolidate BAM’s results in its financial statements because BAM is a VIE for which White Mountains is the primary beneficiary. BAM’s results are attributed to non-controlling interests.

The NSM segment consists of NSM Insurance HoldCo, LLC and its subsidiaries (collectively, “NSM”). NSM is a full-service managing general underwriting agency (“MGU”) and program administrator for specialty property and casualty insurance. The company places insurance in niche sectors such as specialty transportation, social services and real estate. On behalf of its insurance carrier partners, NSM manages all aspects of the placement process, including product development, marketing, underwriting, policy issuance and claims. NSM earns commissions based on the volume and profitability of the insurance that it places. NSM does not take insurance risk. As of December 31, 2019 and 2018, White Mountains owned 96.4% and 95.5% of the basic units outstanding of NSM (88.4% and 85.0% on a fully diluted, fully converted basis). NSM was acquired by White Mountains in 2018. See Note 2 — “Significant Transactions".
The Kudu segment consists of Kudu Investment Management, LLC and its subsidiaries (collectively “Kudu”), a capital solutions provider for asset management firms. Kudu provides capital solutions for boutique asset managers for a variety of purposes including generational ownership transfers, management buyouts, acquisition and growth finance and legacy partner liquidity. Kudu also provides strategic assistance to investees from time to time. Kudu’s capital solutions typically are structured as minority preferred equity stakes with distribution rights, typically tied to gross revenues and designed to generate immediate strong, stable cash yields. On April 4, 2019, White Mountains acquired the ownership interests in Kudu held by certain funds managed by Oaktree Capital Management, L.P. (“Oaktree”) for cash consideration of $81.4 million.  In addition, White Mountains assumed all of Oaktree’s unfunded capital commitments to Kudu, increasing White Mountains’s total capital commitment to $250.0 million (the “Kudu Transaction”). As a result of the Kudu Transaction, White Mountains’s basic unit ownership of Kudu increased from 49.5% to 99.1% (42.7% to 85.4% on a fully diluted, fully converted basis), and White Mountains began consolidating Kudu as a reportable segment in its financial statements during the second quarter of 2019. See Note 2 — “Significant Transactions". During the fourth quarter of 2019, White Mountains increased its total capital commitment to Kudu by $100.0 million to $350.0 million of which $129.0 million was undrawn as of December 31, 2019. Also during the fourth quarter of 2019, Kudu obtained a committed $125.0 million credit facility, of which $68.0 million was undrawn as of December 31, 2019.
The Other Operations segment consists of the Company and its wholly-owned subsidiary, White Mountains Capital, Inc., its other intermediate holding companies, its wholly-owned investment management subsidiary, White Mountains Advisors LLC (“WM Advisors”), investment assets managed by WM Advisors, its interests in MediaAlpha (for periods after the MediaAlpha Transaction), PassportCard Limited (“PassportCard”) and DavidShield Life Insurance Agency (2000) Ltd. (“DavidShield”) (collectively, “PassportCard/ DavidShield”), Elementum Holdings LP (“Elementum”) and Kudu (for periods prior to the Kudu Transaction), and certain other consolidated and unconsolidated entities and certain other strategic investments.
The MediaAlpha segment consisted of QL Holdings LLC and its wholly-owned subsidiary QuoteLab, LLC (collectively “MediaAlpha”). MediaAlpha is a marketing technology company that enables the programmatic buying and selling of vertical-specific, performance-based media between advertisers (buyers of advertising inventory) and publishers (sellers of advertising inventory). MediaAlpha operates in insurance and non-insurance verticals and uses cost-per-click, cost-per-call and cost-per-lead pricing models. MediaAlpha’s media buying platform enables advertisers to create and automate data-driven bidding strategies designed to improve the efficiency and enhance overall performance of their marketing campaigns that target high-intent consumers at the time and place they are ready to purchase. MediaAlpha’s publisher platform is used by publishers to sell their media to advertisers through transparent, programmatic, auction-based marketplaces. On February 26, 2019, MediaAlpha completed the sale of a significant minority stake to Insignia Capital Group in connection with a recapitalization and cash distribution to existing equityholders (the “MediaAlpha Transaction”). White Mountains deconsolidated MediaAlpha as a result of the MediaAlpha Transaction and it was no longer a reportable segment. White Mountains’s consolidated statement of comprehensive income and its segment disclosures include MediaAlpha’s results of operations through the date of the MediaAlpha Transaction. See Note 2 — “Significant Transactions”.

Discontinued Operations and Assets and Liabilities Held for Sale
As of December 31, 2017, White Mountains classified its Guilford, Connecticut property, which consists of an office building and adjacent land, as held for sale. The property was valued at its estimated fair value, net of disposal costs. The related write-down of $3.7 million was recorded within general and administrative expenses during 2017. As of December 31, 2019 and 2018, the property has been measured at its estimated fair value, net of disposal costs of $3.0 million and $3.3 million. See Note 20 — “Held for Sale and Discontinued Operations”.

Significant Accounting Policies

Cash
Cash includes amounts on hand and demand deposits with banks and other financial institutions. Amounts presented in the statement of cash flows are shown net of balances acquired and sold in the purchase or sale of the Company’s consolidated subsidiaries and exclude changes in amounts of restricted cash. Restricted cash consists primarily of amounts in fiduciary accounts held by NSM on behalf of insurance carriers.

Short-Term Investments
Short-term investments consist of interest-bearing money market funds and other securities, which at the time of purchase, mature or become available for use within one year.  Short-term investments are carried at amortized or accreted cost, which approximated fair value as of December 31, 2019 and 2018.

Investment Securities
As of December 31, 2019 and 2018, White Mountains’s invested assets consisted of securities and other investments held for general investment purposes.  White Mountains’s portfolio of fixed maturity investments, common equity securities and other long-term investments held for general investment purposes are generally classified as trading securities and are reported at fair value as of the balance sheet date.  Changes in net unrealized investment gains (losses) are reported pre-tax in revenues. Realized investment gains (losses) are accounted for using the specific identification method and are reported pre-tax in revenues. Premiums and discounts on all fixed maturity investments are amortized and accreted to income over the anticipated life of the investment.
White Mountains’s invested assets that are measured at fair value include fixed maturity investments, common equity securities and other long-term investments, including unconsolidated entities, non-controlling equity interests in the form of revenue and earnings participation contracts (“Kudu’s Participation Contracts”), private equity funds, hedge funds, insurance-linked securities (“ILS”) funds and private debt instruments. Whenever possible, White Mountains estimates fair value using valuation methods that maximize the use of quoted prices and other observable inputs.
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
Assets and liabilities carried at fair value include substantially all of the investment portfolio and derivative instruments, both exchange traded and over the counter instruments. Valuation of assets measured at fair value require management to make estimates and apply judgment to matters that may carry a significant degree of uncertainty. In determining its estimates of fair value, White Mountains uses a variety of valuation approaches and inputs. Whenever possible, White Mountains estimates fair value using valuation methods that maximize the use of observable prices and other inputs. Where appropriate, assets and liabilities measured at fair value have been adjusted for the effect of counterparty credit risk.
White Mountains uses outside pricing services and brokers to assist in determining fair values. The outside pricing services White Mountains uses have indicated that they will only provide prices where observable inputs are available. As of December 31, 2019, approximately 71% of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs.

Level 1 Measurements
Investments valued using Level 1 inputs include fixed maturity investments, primarily investments in U.S. Treasuries and short-term investments, which include U.S. Treasury Bills, and common equity securities. For investments in active markets, White Mountains uses the quoted market prices provided by outside pricing services to determine fair value.

Level 2 Measurements
Investments valued using Level 2 inputs include fixed maturity investments which have been disaggregated into classes, including debt securities issued by corporations, municipal obligations and mortgage and asset-backed securities. Investments valued using Level 2 inputs also include certain passive exchange-traded funds (“ETFs”) that track U.S. stock indices such as the S&P 500 Index, but are traded on foreign exchanges, which White Mountains values using the fund manager’s published net asset value per share (“NAV”) to account for the difference in market close times.
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

White Mountains’s process to assess the reasonableness of the market prices obtained from the outside pricing sources covers substantially all of its fixed maturity investments and includes, but is not limited to, the evaluation of pricing methodologies and a review of the pricing services’ quality control procedures on at least an annual basis, a comparison of its invested asset prices obtained from alternate independent pricing vendors on at least a semi-annual basis, monthly analytical reviews of certain prices and a review of the underlying assumptions utilized by the pricing services for select measurements on an ad hoc basis throughout the year. White Mountains also performs back-testing of selected investment sales activity to determine whether there are any significant differences between the market price used to value the security prior to sale and the actual sale price of the security on an ad-hoc basis throughout the year. Prices provided by the pricing services that vary by more than $0.5 million and 5% from the expected price based on these assessment procedures are considered outliers, as are prices that have not changed from period to period and prices that have trended unusually compared to market conditions. In circumstances where the results of White Mountains’s review process does not appear to support the market price provided by the pricing services, White Mountains challenges the vendor provided price. If White Mountains cannot gain satisfactory evidence to support the challenged price, White Mountains will rely upon its own internal pricing methodologies to estimate the fair value of the security in question.
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

Level 3 Measurements
Fair value estimates for investments that trade infrequently and have few or no quoted market prices or other observable inputs are classified as Level 3 measurements. Investments valued using Level 3 fair value estimates are based upon unobservable inputs and include investments in certain fixed maturity investments, common equity securities and other long-term investments where quoted market prices or other observable inputs are unavailable or are not considered reliable or reasonable.
Level 3 valuations are generated from techniques that use assumptions not observable in the market. These unobservable inputs reflect White Mountains’s assumptions of what market participants would use in valuing the investment. In certain circumstances, investment securities may start out as Level 3 when they are originally issued, but as observable inputs become available in the market, they may be reclassified to Level 2. Transfers of securities between levels are based on investments held as of the beginning of the period.

Other Long-Term Investments
As of December 31, 2019, White Mountains owned a portfolio of other long-term investments valued at $856 million, including unconsolidated entities, Kudu’s Participation Contracts, private equity funds, hedge funds, ILS funds and private debt instruments. As of December 31, 2019, $654 million of White Mountains’s other long-term investments, including unconsolidated entities, Kudu’s Participation Contracts and private debt instruments were classified as Level 3 investments in the GAAP fair value hierarchy, were not actively traded in public markets and did not have readily observable market prices. The determination of the fair value of these securities involves significant management judgment, and the use of valuation models and assumptions that are inherently subjective and uncertain. As of December 31, 2019, $202 million of White Mountains’s other long-term investments, including private equity funds, hedge funds and ILS funds, were valued at fair value using NAV as a practical expedient. Investments for which fair value is measured at NAV using the practical expedient are not classified within the fair value hierarchy.
White Mountains may use a variety of valuation techniques to determine fair value depending on the nature of the investment, including a discounted cash flow analysis, market multiple approach, cost approach and/or liquidation analysis. On an ongoing basis, White Mountains also considers qualitative changes in facts and circumstances, which may impact the valuation of unconsolidated entities, including economic and market changes in relevant industries, changes to the entity’s capital structure, business strategy and key personnel, and any recent transactions relating to the unconsolidated entity. On a quarterly basis, White Mountains evaluates the most recent qualitative and quantitative information of the business and completes a fair valuation analysis for all Level 3 other long-term investments. Periodically, and at least on an annual basis, White Mountains uses a third-party valuation firm to complete an independent valuation analysis of significant unconsolidated entities.

Other Long-term Investments - NAV
White Mountains’s portfolio of other long-term investments includes investments in private equity funds, hedge funds and ILS funds. White Mountains employs a number of procedures to assess the reasonableness of the fair value measurements for its private equity funds, hedge funds and ILS funds, including obtaining and reviewing periodic and audited annual financial statements as well as discussing each fund’s pricing with the fund manager throughout the year. However, since the fund managers do not provide sufficient information to evaluate the pricing methods and inputs for each underlying investment, White Mountains considers the inputs to be unobservable. The fair value of White Mountains’s private equity fund, hedge fund and ILS fund investments are generally determined using the fund manager’s NAV. In the event that White Mountains believes the fair value of a private equity fund, hedge fund or ILS fund differs from the NAV reported by the fund manager due to illiquidity or other factors, White Mountains will adjust the reported NAV to more appropriately represent the fair value of its investment in the private equity fund, hedge fund or ILS fund.

Derivatives
White Mountains holds from time to time a variety of derivative financial instruments for risk management purposes. White Mountains recognizes all derivatives as either other assets or other liabilities, aside from the foreign currency forward contracts which are recognized within other long-term investments, measured at fair value, in the consolidated balance sheets. Changes in the fair value of derivative instruments that meet the criteria for hedge accounting are recognized in other comprehensive income and reclassified into current period pre-tax income when the hedged items are recognized therein. Changes in the fair value of derivative instruments that do not meet the criteria for hedge accounting are recognized in current period pre-tax income.
As of December 31, 2019 and 2018, White Mountains holds an interest rate swap derivative instrument that meets the criteria for hedge accounting. In 2018, White Mountains held a foreign currency forward contract derivative instrument that did not meet the criteria for hedge accounting. The foreign currency forward contract was closed in the first quarter of 2018.
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

Incentive Compensation
White Mountains’s Long-Term Incentive Plan (the “WTM Incentive Plan”) provides for grants of various types of share-based and non-share-based incentive awards to key employees of White Mountains. Non-share based awards are recognized over the related service periods based on management’s best estimate of the amounts at which the awards are expected to be paid. Share-based compensation which is typically settled in cash, such as performance shares, is classified as a liability-type award. The compensation cost for liability-classified awards is measured initially at the grant date fair value and remeasured each reporting period until settlement. The compensation cost for equity-classified awards expected to be settled in shares, such as options and restricted shares, is measured at the original grant date fair value of the award. The compensation cost for all awards is recognized for the vested portion of the awards over the related service periods. See Note 10 — “Employee Share-Based Incentive Compensation Plans”.

Goodwill and Other Intangible Assets
Goodwill represents the excess of the amount paid to acquire subsidiaries over the fair value of identifiable net assets at the date of acquisition. Other intangible assets consist primarily of trade names, URL and online names, customer relationships and contracts, information technology platforms and insurance licenses.
Goodwill and other intangible assets with indefinite lives are not amortized, but rather are evaluated for impairment on an annual basis, or whenever indications of potential impairment exist. In the absence of any indications of potential impairment, the evaluation of goodwill and indefinite-lived intangible assets is performed no later than the interim period in which the anniversary of the acquisition date falls. White Mountains initially evaluates goodwill using a qualitative approach (step zero) to determine whether it is more likely than not that the implied fair value of goodwill is greater than its carrying value. If the results of the qualitative evaluation indicate that it is more likely than not that the carrying value of goodwill exceeds its implied fair value, White Mountains performs the two-step quantitative test for impairment.
Other intangible assets with finite lives are measured at their acquisition date fair values, are amortized over their economic lives and presented net of accumulated amortization on the balance sheet. Other intangible assets with finite lives are reviewed for impairment when events occur or there are changes in circumstances indicating that their carrying value may exceed fair value. Impairment exists when the carrying value of other intangible assets exceeds fair value.
Municipal Bond Guarantee Insurance
All of the contracts issued by BAM are accounted for as insurance contracts under ASC 944-605, Financial Guarantee Insurance Contracts. Premiums are generally received upfront and an unearned premium revenue liability, equal to the amount of the premium received, is established at contract inception. Installment premiums are measured at the present value of contractual premiums, discounted at the risk-free rate, which is set at the inception of the insurance contract.
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
BAM’s obligation for outstanding contracts consists of the unearned premium reserve and any loss reserves. Loss reserves are recorded only to the extent that the present value of the expected amount of any losses to be paid, net of any expected recoveries, exceeds the associated unearned premium reserve. As of December 31, 2019 and 2018, BAM did not have any loss or loss adjustment expense reserves.

Revenue Recognition
NSM’s revenues consist primarily of commissions and broker revenues for placement of insurance policies and administrative fees for claims and other services provided to insurance carriers. Commission and broker revenues and service fees are measured based on the contractual rates with insurance carriers, net of any amounts expected to be uncollectible and any amounts associated with expected policy cancellations, adjustments, and are recognized when contractual performance obligations have been fulfilled. NSM’s primary contractual performance obligations are generally satisfied upon the issuance of an insurance policy by the carrier. Where NSM has significant performance obligations beyond the policy issuance date, NSM estimates the relative standalone selling price for the post-issuance services in order to allocate the transaction price using the price charged for the service when sold separately in similar circumstances to similar customers. Deferred revenues associated with unsatisfied performance obligations are recognized within other liabilities.
Contingent commissions are based upon the overall profit and/or volume of the business placed with the insurance carrier during a calendar year and are determined after the contractual period has ended. NSM recognizes revenue on contingent commissions when management has determined that it is probable that the contingent commission requirements have been met.
Kudu’s revenues are primarily generated from non-controlling equity interests in revenue and earnings participation contracts with asset management firms. The participation contracts are measured at fair value with the change therein recognized within unrealized investment gains and losses. Distributions from Kudu’s clients are recognized through investment income when Kudu’s right to receive payment has been established and can be reliably measured, which generally occurs on a quarterly basis in accordance with the terms of the underlying participation contracts.
MediaAlpha recognized advertising and publishing fee revenues based on the contractual amount of the fees, adjusted for any amounts expected to be refunded or uncollectible, when it had satisfied its contractual performance obligations, which was generally at the time each transaction was executed. For transactions where MediaAlpha acted as the principal, such as the Open exchange, revenue amounts were reported gross. For transactions where MediaAlpha acted as an agent facilitating transactions between third parties, revenue amounts were reported at the net fee billed.

Cost of Sales and Broker Commission Expense
NSM’s broker commission expense consists of commissions paid to sub-agents and brokers. Broker commission expense is measured in accordance with contractual terms and recognized when incurred, which is generally at the policy issuance date.
MediaAlpha’s cost of sales consisted primarily of revenue sharing payments to publisher partners and traffic acquisition costs to top tier search engines. Cost of sales were measured based on contract terms and recognized when the related revenue transactions are executed.
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
As of December 31, 2019 and 2018, White Mountains had unrealized foreign currency translation losses of $2.4 million and $3.9 million recorded in accumulated other comprehensive income on its consolidated balance sheet.

Non-controlling Interests
Non-controlling interests consist of the ownership interests of non-controlling shareholders in consolidated subsidiaries, and are presented separately on the balance sheet. The portion of comprehensive income attributable to non-controlling interests is presented net of related income taxes in the statement of operations and comprehensive income. See Note 12 — “Common Shareholders’ Equity and Non-controlling Interests”.

Recently Adopted Changes in Accounting Principles

Leases
On January 1, 2019, White Mountains adopted ASU 2016-02, Leases (ASC 842), which requires lessees to recognize lease assets and liabilities on the balance sheet for both operating and financing leases, with the exception of leases with an original term of 12 months or less. White Mountains elected the optional transition method that permits prospective adoption with recognition of a cumulative effect adjustment to the opening balance of retained earnings. As a result, White Mountains has presented comparative periods prior to adoption in accordance with previous lease accounting guidance. White Mountains also elected all available practical expedients permitted under ASC 842, which allowed White Mountains to carryforward its historical lease classification and not reassess leases for the definition of a lease under the new guidance. Upon adoption on January 1, 2019, White Mountains recognized $23.2 million for both the lease right-of-use (“ROU”) assets and lease liabilities. As of December 31, 2019, White Mountains recognized $22.6 million and $22.8 million of lease ROU assets and lease liabilities. Adoption of ASU 2016-02 did not result in an adjustment to opening retained earnings.

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

Recently Issued Accounting Pronouncements

Income Taxes
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (ASC 740), which eliminates exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also clarifies and simplifies other aspects of the accounting for income taxes. Adoption of ASU 2019-12 is required for fiscal years beginning after December 15, 2020, with early adoption permitted. White Mountains did not elect to adopt the new guidance in 2019 and is currently evaluating the impact of adoption.

VIE
In October 2018, the FASB issued ASU 2018-17, Targeted Improvements to Related party Guidance for Variable Interest Entities (ASC 810), which changes the way indirect interests held through related parties under common control are evaluated, requiring consideration of such interests on a proportional basis for purposes of determining whether fees paid to decision makers and service providers are variable interests. The new guidance is effective for fiscal years beginning after December 15, 2019. White Mountains does not currently have any variable interests where the new guidance would affect the determination of the primary beneficiary and does not expect adoption to have any impact on its financial statements.

Goodwill
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (ASC 350), which changes the guidance on goodwill impairment testing. Under the new guidance, the qualitative assessment of the recoverability of goodwill remains the same. However, the second step required under the existing guidance has been eliminated. Goodwill is considered impaired if the carrying value exceeds the estimated fair value. The new guidance is effective for fiscal years beginning after December 15, 2019. White Mountains does not expect adoption to have any impact on its periodic evaluation of goodwill.

Credit Losses
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (ASC 326), which establishes new guidance for the recognition of credit losses for financial assets measured at amortized cost. The new ASU requires reporting entities to estimate the credit losses expected over the life of a credit exposure using historical information, current information and reasonable and supportable forecasts that affect the collectability of the financial asset. This differs from current GAAP, which delays recognition until it is probable a loss has been incurred. The new guidance is expected to accelerate recognition of credit losses. The types of assets within the scope of the new guidance include loans and trade receivables such as premium receivables and reinsurance recoverables on paid losses. ASU 2016-13 is effective for annual periods beginning after January 1, 2020, including interim periods. White Mountains measures its portfolio of investment securities at fair value with changes therein recognized through current period earnings and does not expect adoption to have any effect on its financial statements.

Note 2. Significant Transactions

Acquisitions

Elementum
On May 31, 2019, White Mountains acquired a 30.0% limited partnership interest in Elementum, a third-party registered investment adviser specializing in natural catastrophe ILS, for $55.1 million (the “Elementum Transaction”). Elementum manages separate accounts and pooled investment vehicles across various ILS sectors, including catastrophe bonds, collateralized reinsurance investments and industry loss warranties, on behalf of third-party clients. As part of the Elementum Transaction, White Mountains also committed to invest $50.0 million in ILS funds managed by Elementum. As of December 31, 2019, White Mountains has invested $40.0 million into three Elementum-managed funds.
White Mountains has elected to use the fair value option for its investment in Elementum. Both the investment in Elementum and the investments in ILS funds managed by Elementum are included within other long-term investments.

NSM
On May 11, 2018, White Mountains acquired a 95.0% basic unit ownership interest in NSM (83.6% on a fully diluted, fully converted basis). White Mountains funded the acquisition through a combination of cash on hand and new borrowings by NSM. White Mountains paid $274.2 million of cash consideration for its equity interest in NSM, and NSM borrowed $100.0 million in new debt as part of the transaction. During the third quarter of 2018, White Mountains recorded a purchase price adjustment of an additional $2.1 million of consideration, which was paid in the fourth quarter of 2018. White Mountains recognized total assets acquired related to NSM of $495.2 million, including $383.0 million of goodwill and other intangible assets, total liabilities assumed of $204.6 million, including contingent consideration earnout liabilities related to NSM’s previous acquisitions of its U.K.-based operations, of $10.2 million, and non-controlling interest of $14.4 million reflecting acquisition date fair values. In connection with the acquisition, White Mountains incurred transaction costs of $6.3 million in the Other Operations segment, which were expensed in 2018.
On May 18, 2018, NSM acquired 100% of Fresh Insurance Services Group Limited (“Fresh Insurance”). Fresh Insurance is an insurance broker that offers non-standard personal lines products in the United Kingdom. NSM paid $49.6 million of upfront cash consideration for Fresh Insurance. NSM borrowed $51.0 million to fund the transaction. During the three months ended March 31, 2019, NSM paid a purchase price adjustment of an additional $0.7 million of consideration. The purchase price is subject to additional adjustments based upon growth in EBITDA during two earnout periods, ending in February 2020 and February 2022. NSM recognized total assets acquired related to Fresh Insurance of $72.6 million, including $54.6 million of goodwill and other intangible assets, and total liabilities assumed of $22.3 million, reflecting acquisition date fair values. In connection with the acquisition, NSM recorded a contingent consideration earnout liability of $7.5 million.
On December 3, 2018, NSM acquired all the net assets of KBK Insurance Group, Inc. (“KBK”), a specialized MGU focused on the towing and transportation space. NSM paid $60.0 million of upfront cash consideration for KBK. White Mountains contributed $29.0 million and NSM borrowed $30.1 million to fund the transaction. White Mountains recognized $59.4 million of goodwill and other intangible assets, reflecting acquisition date fair values, for which the relative fair values of goodwill and other intangible assets had not yet been finalized as of December 31, 2018. During 2019, NSM determined that the relative values of goodwill and other intangible assets recorded in connection with the KBK transaction were $32.6 million and $32.7 million, reflecting acquisition date fair values. The purchase price is subject to additional adjustments based upon growth in EBITDA during three earn out periods ending in December 2019, December 2020 and December 2021. During the three months ended March 31, 2019, NSM recorded a purchase price adjustment of $5.9 million relating to the fair value of the contingent consideration earnout liability in connection with the acquisition.
On April 1, 2019, NSM acquired 100% of Embrace Pet Insurance (“Embrace”), a nationwide provider of pet health insurance for dogs and cats. NSM paid $71.5 million of cash consideration, net of cash acquired, for Embrace. White Mountains contributed $58.2 million to NSM and NSM borrowed $20.4 million to fund the transaction. White Mountains recognized $52.2 million of goodwill and $15.4 million of other intangible assets, reflecting acquisition date fair values.
On June 28, 2019, NSM acquired the renewal rights on its U.S. collector car business (the “Renewal Rights”) from American International Group, Inc. (“AIG”) for $82.5 million. The acquisition satisfied NSM’s obligation to acquire the Renewal Rights from AIG. See Note 19 — “Commitments and Contingencies”. White Mountains contributed $59.1 million to NSM and NSM borrowed $22.5 million to fund the transaction. White Mountains recognized $82.5 million of other intangible assets, reflecting the acquisition date fair value. See Note 4 — “Goodwill and Other Intangible Assets”.

The contingent consideration earnout liabilities related to the NSM, Fresh Insurance and KBK acquisitions are subject to adjustments based upon EBITDA, EBITDA projections, and present value factors for acquired entities. For the year ended December 31, 2019, NSM recognized pre-tax expense of $2.1 million for the change in the fair value of its contingent consideration earnout liabilities. For the period from May 11, 2018 through December 31, 2018, NSM recognized pre-tax expense of $2.7 million for the change in the fair value of its contingent consideration earnout liabilities. Any future adjustments to contingent consideration earnout liabilities under the agreements will be recognized through pre-tax income. As of December 31, 2019 and 2018, NSM recognized total contingent consideration earnout liabilities of $20.6 million and $20.2 million.

DavidShield
On January 24, 2018, White Mountains acquired a 50% ownership interest in DavidShield, its joint venture partner in PassportCard. DavidShield is a managing general agency that is the leading provider of expatriate medical insurance in Israel and uses the same card-based delivery system as PassportCard. As part of the transaction, White Mountains reorganized its equity stake in PassportCard so that White Mountains and its partner in DavidShield would each own 50% of both businesses. To facilitate the transaction, White Mountains provided financing to its partner in the form of a non-interest bearing loan that is secured by the partner’s equity in PassportCard and DavidShield. The gross purchase price for the 50% interest in DavidShield was $41.8 million, or $28.3 million net of the financing provided for the restructuring.

Kudu
On February 5, 2018, White Mountains entered into an agreement to fund up to $125.0 million in Kudu in exchange for a 49.5% basic unit ownership interest in Kudu (42.7% on a fully diluted, fully converted basis). On April 4, 2019, White Mountains acquired the ownership interests in Kudu held by certain funds managed by Oaktree for cash consideration of $81.4 million. In addition, White Mountains assumed all of Oaktree’s unfunded capital commitments to Kudu, increasing White Mountains’s total capital commitment to $250.0 million. White Mountains recognized total assets acquired of $155.5 million, including $7.6 million of goodwill and $2.2 million of other intangible assets, total liabilities assumed of $0.8 million and non-controlling interest of $1.5 million.
As a result of the Kudu Transaction, White Mountains’s basic unit ownership of Kudu increased from 49.5% to 99.1% (42.7% to 85.4% on a fully diluted, fully converted basis), and White Mountains began consolidating Kudu as a reportable segment in its financial statements during the second quarter of 2019. White Mountains’s consolidated financial statements and its segment disclosures include Kudu’s results for the period from April 4, 2019 to December 31, 2019. For periods prior to the Kudu Transaction, White Mountains determined that Kudu was a VIE, but White Mountains was not the primary beneficiary. In those periods, White Mountains elected to use the fair value option.
During the fourth quarter of 2019, White Mountains increased its total capital commitment to Kudu by $100.0 million to $350.0 million of which $129.0 million is undrawn as of December 31, 2019. Also during the fourth quarter of 2019, Kudu obtained a committed $125.0 million credit facility, of which $68.0 million was undrawn as of December 31, 2019. See Note 5 — “Debt”.

Dispositions

MediaAlpha
On February 26, 2019, MediaAlpha completed the MediaAlpha Transaction. White Mountains received net cash proceeds of $89.3 million from the MediaAlpha Transaction.
White Mountains recognized a realized gain of $67.5 million and reduced its ownership interest to 48.3% of the basic units outstanding of MediaAlpha (42.0% on a fully diluted, fully converted basis) as a result of the MediaAlpha Transaction. White Mountains’s remaining ownership interest in MediaAlpha no longer meets the criteria for a controlling ownership interest and, accordingly, White Mountains deconsolidated MediaAlpha on February 26, 2019. White Mountains’s consolidated statement of operations and comprehensive income and its segment disclosures include MediaAlpha’s results of operations for the period from January 1, 2019 through February 26, 2019. Upon deconsolidation, White Mountains’s investment in MediaAlpha met the criteria to be accounted for under the equity method or under the fair value option. See Note 15 — “Equity-Method Eligible Investments”. White Mountains elected the fair value option and the investment in MediaAlpha was initially measured at its estimated fair value of $114.7 million as of the transaction date, with the change in fair value of $114.7 million recognized as an unrealized investment gain. White Mountains recognized a total of $182.2 million of realized gain and unrealized investment gain on the MediaAlpha Transaction.

OneBeacon
On September 28, 2017, Intact Financial Corporation completed its acquisition of OneBeacon Insurance Group, Ltd. in an all-cash transaction for $18.10 per share (the “OneBeacon Transaction”). White Mountains received $1.3 billion in cash proceeds from the OneBeacon Transaction and recorded a net gain of $554.6 million, net of transaction costs, and other comprehensive income of $2.9 million. As a result of the OneBeacon Transaction, OneBeacon’s results have been reported as discontinued operations within White Mountains’s GAAP financial statements. See Note 20 — “Held for Sale and Discontinued Operations”.

Tranzact
On July 21, 2016, White Mountains completed the disposition of Tranzact Holdings, LLC (“Tranzact”) to an affiliate of Clayton, Dubilier & Rice, LLC and received net proceeds of $221.3 million. During 2017, White Mountains recorded a $3.2 million increase to the gain from sale of Tranzact in discontinued operations as a result of a change in state tax expense.

Sirius Group
On April 18, 2016, White Mountains completed the disposition of Sirius International Insurance Group, Ltd. (“Sirius Group”) to CM International Pte. Ltd. and CM Bermuda Limited (collectively “CMI”) for approximately $2.6 billion. During 2017, White Mountains recorded a $0.7 million reduction to the gain from sale of Sirius Group as a result of a change to the valuation of the accrued incentive compensation payable to Sirius Group employees. During 2019 and 2018, White Mountains recorded a gain (loss) of $0.8 million and $(17.3) million within net gain (loss) on sale of discontinued operations for a contingency related to the sale of Sirius Group. See Note 19 — “Commitments and Contingencies”.

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
Realized investment gains (losses) resulting from sales of investment securities are accounted for using the specific identification method. Premiums and discounts on all fixed maturity investments are amortized or accreted to income over the anticipated life of the investment. Short-term investments consist of interest-bearing money market funds, certificates of deposit and other securities, which at the time of purchase, mature or become available for use within one year.  Short-term investments are carried at amortized or accreted cost, which approximated fair value as of as of December 31, 2019 and 2018.
Other long-term investments consist primarily of unconsolidated entities, Kudu’s Participation Contracts, private equity funds, hedge funds, ILS funds and private debt instruments.

Net Investment Income

White Mountains’s net investment income is comprised primarily of interest income associated with White Mountains’s fixed maturity investments and short-term investments and dividend income from its common equity securities and other long-term investments.
The following table presents pre-tax net investment income for 2019, 2018 and 2017:

	Year Ended December 31,
Millions	2019	2018	2017
Fixed maturity investments	$32.4	$35.1	$44.9
Short-term investments	5.0	8.0	1.8
Common equity securities	13.5	15.1	10.6
Other long-term investments	30.1	3.8	1.2
Total investment income	81.0	62.0	58.5
Third-party investment expenses	(1.3)	(3.0)	(2.5)
Net investment income, pre-tax	$79.7	$59.0	$56.0

Net Realized and Unrealized Investment Gains (Losses)

The following table presents net realized and unrealized investment gains (losses) for 2019, 2018 and 2017:

	Year Ended December 31,
Millions	2019	2018	2017
Net realized investment gains (losses), pre-tax (1)	$96.6	$(12.9)	$24.1
Net unrealized investment gains (losses), pre-tax (2)	336.6	(95.4)	109.2
Net realized and unrealized investment gains (losses), pre-tax	433.2	(108.3)	133.3
Income tax (expense) benefit attributable to net realized and unrealized investment gains (losses)	(87.0)	18.2	(12.9)
Net realized and unrealized investment gains (losses), after-tax	$346.2	$(90.1)	$120.4

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

For the years ended December 31, 2019, 2018 and 2017, all of White Mountains’s net realized and unrealized investment gains (losses) were recorded in the consolidated statements of operations. There were no investment gains (losses) recorded in other comprehensive income.

Net Realized Investment Gains (Losses)
The following tables present net realized investment gains (losses) for the years ended 2019, 2018 and 2017:

	Year Ended December 31, 2019
Millions	Net Realized Gains	Net Foreign Exchange Gains (Losses)	Total Net Realized Gains Reflected in Earnings
Fixed maturity investments	$4.9	$—	$4.9
Short-term investments	.2	—	.2
Common equity securities	85.9	—	85.9
Other long-term investments (1)	5.6	—	5.6
Net realized investment gains, pre-tax	96.6	—	96.6
Income tax expense attributable to net realized investment gains	(10.6)	—	(10.6)
Net realized investment gains, after-tax	$86.0	$—	$86.0
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

White Mountains recognized gross realized investment gains of $104.0 million, $49.4 million and $61.5 million and gross realized investment losses of $7.4 million, $62.3 million and $37.4 million on sales of investment securities during 2019, 2018 and 2017

Net Unrealized Investment Gains (Losses)
The following tables present net unrealized investment gains (losses) and changes in the carrying value of investments measured at fair value for the years ended 2019, 2018 and 2017:

	Year Ended December 31, 2019
Millions	Net Unrealized Gains	Net Foreign Exchange Losses	Total Net Unrealized Gains Reflected in Earnings
Fixed maturity investments	$38.6	$—	$38.6
Common equity securities	109.8	—	109.8
Other long-term investments (1)	188.5	(.3)	188.2
Net unrealized investment gains (losses), pre-tax	336.9	(.3)	336.6
Income tax expense attributable to net unrealized investment gains	(76.4)	—	(76.4)
Net unrealized investment gains (losses), after-tax	$260.5	$(.3)	$260.2
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

The following table presents total gains (losses) included in earnings attributable to net unrealized investment gains (losses) for Level 3 investments for the years ended December 31, 2019, 2018 and 2017 for investments held as of December 31, 2019, 2018 and 2017:

	Year Ended December 31,
Millions	2019	2018	2017
Other long-term investments	$181.9	$22.6	$(15.4)

Investment Holdings

The following tables present the cost or amortized cost, gross unrealized investment gains (losses) and carrying values of White Mountains’s fixed maturity investments as of December 31, 2019 and 2018.

	December 31, 2019
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
U.S. Government and agency obligations	$231.7	$1.0	$(.2)	$232.5
Debt securities issued by corporations	454.9	12.5	(.2)	467.2
Municipal obligations	284.7	12.5	(.1)	297.1
Mortgage and asset-backed securities	206.6	2.7	(.3)	209.0
Total fixed maturity investments	$1,177.9	$28.7	$(.8)	$1,205.8

	December 31, 2018
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
U.S. Government and agency obligations	$154.0	$.1	$(.9)	$153.2
Debt securities issued by corporations	519.0	1.0	(9.5)	510.5
Municipal obligations	279.0	2.4	(1.1)	280.3
Mortgage and asset-backed securities	136.1	.1	(2.7)	133.5
Total fixed maturity investments	$1,088.1	$3.6	$(14.2)	$1,077.5

The weighted average duration of White Mountains’s fixed income portfolio was approximately 2.8 years when including short-term investments and approximately 3.3 years when excluding short-term investments as of December 31, 2019.
The following table presents the cost or amortized cost and carrying value of White Mountains’s fixed maturity investments by contractual maturity as of December 31, 2019. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	December 31, 2019
Millions	Cost or Amortized Cost	Carrying Value
Due in one year or less	$190.0	$190.8
Due after one year through five years	481.6	489.3
Due after five years through ten years	165.3	173.2
Due after ten years	134.4	143.5
Mortgage and asset-backed securities	206.6	209.0
Total	$1,177.9	$1,205.8

The following tables present the cost or amortized cost, gross unrealized investment gains (losses), net foreign currency losses, and carrying values of White Mountains’s common equity securities and other long-term investments as of December 31, 2019 and 2018:

	December 31, 2019
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Foreign Currency Losses	Carrying Value
Common equity securities	$553.3	$130.6	$—	$—	$683.9
Other long-term investments	$667.4	$255.2	$(64.1)	$(2.2)	$856.3

	December 31, 2018
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Foreign Currency Losses	Carrying Value
Common equity securities	$904.7	$51.0	$(30.1)	$—	$925.6
Other long-term investments	$330.3	$52.2	$(54.9)	$(2.0)	$325.6

Proceeds from the sales and maturities of investments, excluding short-term investments, totaled $1.0 billion, $2.2 billion and $2.8 billion for the years ended December 31, 2019, 2018 and 2017.

Investments Held on Deposit or as Collateral

As of December 31, 2019 and 2018, investments of $319.9 million and $254.3 million, were held in trusts required to be maintained in relation to HG Global’s reinsurance agreements with BAM. White Mountains’s insurance subsidiaries are required to maintain deposits with certain insurance regulatory agencies in order to maintain their insurance licenses. The fair value of such deposits, which represent state deposits and are included within the investment portfolio, totaled $9.9 million and $6.1 million as of December 31, 2019 and 2018.

Fair Value Measurements as of December 31, 2019
Fair value measurements are categorized into a hierarchy that distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). Quoted prices in active markets for identical assets or liabilities have the highest priority (“Level 1”), followed by observable inputs other than quoted prices, including prices for similar but not identical assets or liabilities (“Level 2”) and unobservable inputs, including the reporting entity’s estimates of the assumptions that market participants would use, having the lowest priority (“Level 3”). As of December 31, 2019 and 2018, White Mountains used quoted market prices or other observable inputs to determine fair value for approximately 71% and 87% of the investment portfolio. See Note 1 — “Basis of Presentation and Significant Accounting Policies”.

Fair Value Measurements by Level
The following tables present White Mountains’s fair value measurements for investments as of December 31, 2019 and 2018 by level. The major security types were based on the legal form of the securities. White Mountains has disaggregated its fixed maturity investments based on the issuing entity type, which impacts credit quality, with debt securities issued by U.S. government entities carrying minimal credit risk, while the credit and other risks associated with other issuers, such as corporations, foreign governments, municipalities or entities issuing mortgage and asset-backed securities vary depending on the nature of the issuing entity type. White Mountains further disaggregates debt securities issued by corporations and common equity securities by industry sector because investors often reference commonly used benchmarks and their subsectors to monitor risk and performance. Accordingly, White Mountains has further disaggregated these asset classes into subclasses based on the similar sectors and industry classifications it uses to evaluate investment risk and performance against commonly used benchmarks, such as the Bloomberg Barclays U.S. Intermediate Aggregate and S&P 500 indices.

	December 31, 2019
Millions	Fair Value	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. Government and agency obligations	$232.5	$232.5	$—	$—
Debt securities issued by corporations:
Financials	144.8	—	144.8	—
Industrial	59.0	—	59.0	—
Healthcare	52.6	—	52.6	—
Consumer	50.9	—	50.9	—
Energy	44.9	—	44.9	—
Technology	41.2	—	41.2	—
Communications	31.3	—	31.3	—
Utilities	25.0	—	25.0	—
Materials	17.5	—	17.5	—
Total debt securities issued by corporations	467.2	—	467.2	—

Municipal obligations	297.1	—	297.1	—
Mortgage and asset-backed securities	209.0	—	209.0	—
Total fixed maturity investments	1,205.8	232.5	973.3	—

Short-term investments (1)	201.2	189.4	11.8	—

Common equity securities:

Exchange traded funds (2)	536.4	521.6	14.8	—
Other (3)	147.5	25.9	121.5	0.1
Total common equity securities	683.9	547.5	136.3	0.1
Other long-term investments	654.0	—	—	654.0
Other long-term investments — NAV(4)	202.3	—	—	—
Total investments	$2,947.2	$969.4	$1,121.4	$654.1

(1) Short-term investments are measured at amortized cost, which approximates fair value.
(2) ETFs traded on foreign exchanges are priced using the fund’s published NAV to account for the difference in market close times and are therefore designated a Level 2 measurement.
(3) Primarily consists of two investments in unit trusts that predominantly invest in international equities and an open-end mutual fund that invests in domestic large-cap companies.
(4) Consists of private equity funds, one hedge fund and ILS funds for which fair value is measured at NAV using the practical expedient. Investments for which fair value is measured at NAV are not classified within the fair value hierarchy.

	December 31, 2018
Millions	Fair Value	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. Government and agency obligations	$153.2	$153.2	$—	$—

Debt securities issued by corporations:
Financials	143.4	—	143.4	—
Consumer	68.5	—	68.5	—
Technology	60.5	—	60.5	—
Energy	57.6	—	57.6	—
Healthcare	55.0	—	55.0	—
Industrial	47.6	—	47.6	—
Communications	31.8	—	31.8	—
Materials	26.3	—	26.3	—
Utilities	19.8	—	19.8	—
Total debt securities issued by corporations	510.5	—	510.5	—

Municipal obligations	280.3	—	280.3	—
Mortgage and asset-backed securities	133.5	—	133.5	—
Total fixed maturity investments	1,077.5	153.2	924.3	—

Short-term investments (1)	214.2	204.4	9.8	—

Common equity securities:
Exchange traded funds (2)	675.3	617.0	58.3	—
Healthcare	14.0	14.0	—	—
Financials	13.5	13.5	—	—
Communications	12.7	12.7	—	—
Industrial	11.4	11.4	—	—
Technology	7.4	7.4	—	—
Consumer	6.2	6.2	—	—
Energy	4.1	4.1	—	—
Materials	3.1	3.1	—	—
Other (3)	177.9	—	177.9	—
Total common equity securities	925.6	689.4	236.2	—
Other long-term investments	138.7	—	—	138.7
Other long-term investments — NAV (4)	186.9	—	—	—
Total investments	$2,542.9	$1,047.0	$1,170.3	$138.7

(1) Short-term investments are measured at amortized cost, which approximates fair value.
(2) ETFs traded on foreign exchanges are priced using the fund’s published NAV to account for the difference in market close times and are therefore designated a Level 2 measurement.
(3) Consists of two investments in unit trusts that predominantly invest in international equities.
(4) Consists of private equity funds, one hedge fund, White Mountains’s non-controlling equity interest in Kudu prior to consolidation and one unconsolidated entity for which fair value is measured at NAV using the practical expedient. Investments for which fair value is measured at NAV are not classified within the fair value hierarchy.

Debt Securities Issued by Corporations

The following table presents the ratings of debt securities issued by corporations held in White Mountains’s investment portfolio as of December 31, 2019 and 2018:

	Fair Value at December 31,
Millions	2019	2018
AAA	$9.5	$8.9
AA	73.9	88.7
A	288.5	270.5
BBB	95.3	142.4
Debt securities issued by corporations (1)	$467.2	$510.5

(1)
Credit ratings are based upon issuer credit ratings provided by Standard & Poor’s Financial Services LLC (“Standard & Poor’s”), or if unrated by Standard & Poor’s, long-term obligation ratings provided by Moody’s Investor Service, Inc

Mortgage and Asset-backed Securities

The following table presents the fair value of White Mountains’s mortgage and asset-backed securities as of December 31, 2019 and 2018:

	December 31, 2019			December 31, 2018
Millions	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
Mortgage-backed securities:
Agency:
FNMA	$88.6	$88.6	$—	$53.6	$53.6	$—
FHLMC	60.5	60.5	—	38.1	38.1	—
GNMA	30.8	30.8	—	23.7	23.7	—
Total agency (1)	179.9	179.9	—	115.4	115.4	—
Total mortgage-backed securities	179.9	179.9	—	115.4	115.4	—
Other asset-backed securities:
Vehicle receivables	15.1	15.1	—	9.2	9.2	—
Credit card receivables	14.0	14.0	—	8.9	8.9	—
Total other asset-backed securities	29.1	29.1	—	18.1	18.1	—
Total mortgage and asset-backed securities	$209.0	$209.0	$—	$133.5	$133.5	$—

(1)
Represents publicly traded mortgage-backed securities which carry the full faith and credit guaranty of the U.S. Government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

Other Long-Term Investments

The following table presents the carrying values of White Mountains’s other long-term investments as of December 31, 2019 and 2018:

	Carrying Value at
Millions	December 31, 2019	December 31, 2018
Kudu’s Participation Contracts (1)(2)	$266.5	$—
MediaAlpha (1)(3)	180.0	—
PassportCard/DavidShield (1)	90.0	75.0
Elementum (1)	55.1	—
Other unconsolidated entities (1)(4)	31.2	60.0
Kudu (5)	—	30.7
Total unconsolidated entities (1)	622.8	165.7
Private equity funds and hedge funds	161.1	146.1
Insurance-linked securities funds	41.2	—
Other	31.2	13.8
Total other long-term investments	$856.3	$325.6
(1) See Fair Value Measurements by Level table.
(2) Includes Kudu’s non-controlling equity interests in the form of revenue and earnings participation contracts. As of December 31, 2019, White Mountains consolidates Kudu. See Note 2 — “Significant Transactions”.
(3) The MediaAlpha Transaction was completed on February 26, 2019. See Note 2 — “Significant Transactions”.
(4) Includes White Mountains’s non-controlling equity interests in certain private common equity securities, limited liability companies and convertible preferred securities.
(5) Includes White Mountains’s non-controlling equity interest in Kudu prior to consolidation. See Note 2 — “Significant Transactions”.

Private Equity Funds and Hedge Funds
White Mountains invests in private equity funds and hedge funds, which are included in other long-term investments. The fair value of these investments is generally estimated using the NAV of the funds. As of December 31, 2019, White Mountains held investments in 12 private equity funds and one hedge fund.  The largest investment in a single fund was $54.6 million as of December 31, 2019 and $54.3 million as of December 31, 2018.
The following table presents investments and unfunded commitments in private equity funds and hedge funds by investment objective and sector as of December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
Millions	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments

Private equity funds
Manufacturing/Industrial	$57.7	$4.1	$42.9	$10.5
Aerospace/Defense/Government	33.8	23.3	27.6	34.9
Financial services	15.0	22.8	8.3	13.6
Direct lending	—	—	13.0	17.7
Total private equity funds	106.5	50.2	91.8	76.7

Hedge funds
Long/short banks and financial	54.6	—	54.3	—
Total hedge funds	54.6	—	54.3	—
Total private equity funds and hedge funds included in other long-term investments	$161.1	$50.2	$146.1	$76.7

Investments in private equity funds are generally subject to a lock-up period during which investors may not request a redemption. Distributions prior to the expected termination date of the fund may be limited to dividends or proceeds arising from the liquidation of the fund’s underlying investments. In addition, certain private equity funds have the option to extend the lock-up period.
The following table presents investments in private equity funds that were subject to lock-up periods as of December 31, 2019:

Millions	1 – 3 years	3 – 5 years	5 – 10 years	>10 years	Total
Private equity funds — expected lock-up period remaining	$4.8	$51.9	$40.2	$9.6	$106.5

Investors in private equity funds are generally subject to indemnification obligations outside of the capital commitment period and prior to the winding up of the fund. As of December 31, 2019 and 2018, White Mountains is not aware of any indemnification claims relating to its investments in private equity funds.
Redemption of investments in most hedge funds is subject to restrictions, including lock-up periods where no redemptions or withdrawals are allowed, restrictions on redemption frequency and advance notice periods for redemptions. Amounts requested for redemptions remain subject to market fluctuations until the redemption effective date, which generally falls at the end of the defined redemption period. As of December 31, 2019, White Mountains held one active hedge fund with a fair value of $54.6 million. The hedge fund is subject to a semi-annual restriction on redemptions and an advance notice period requirement of 45 days. On February 13, 2020, White Mountains submitted a notice to redeem its full interest in the hedge fund as of March 31, 2020 and expects to receive the proceeds, subject to any audit holdback, in the second quarter of 2020.
Insurance-Linked Securities Funds
White Mountains’s other long-term investments include ILS funds. The fair value of these investments are generally estimated using the NAV of the funds. As of December 31, 2019, White Mountains held investments in three ILS funds with a fair value of $41.2 million. Also as of December 31, 2019, White Mountains had made an in-transit cash contribution of $4.8 million, which was recorded within other assets, in support of its remaining $10.0 million commitment to invest $50.0 million in ILS funds managed by Elementum. The cash was invested in the ILS fund on January 1, 2020 and will be recorded within other long-term investments in the first quarter of 2020
Investments in ILS funds are generally subject to restrictions, including lock-up periods where no redemptions or withdrawals are allowed, restrictions on redemption frequency and advance notice periods for redemptions. From time to time, natural catastrophe, liquidity, market or other events will occur that make the determination of fair value for underlying investments in an ILS fund less certain due to the potential for loss development. In such circumstances, the impacted investments may be subject to additional lock-up provisions.
As of December 31, 2019, White Mountains holds one ILS fund subject to a lock-up period that expires on June 1, 2020. White Mountains’s ILS funds are subject to monthly and annual restrictions on redemptions and advance redemption notice period requirements that range between 30 and 90 days. Amounts requested for redemptions remain subject to market fluctuations until the redemption effective date, which generally falls at the end of the defined redemption period.

Rollforward of Fair Value Measurements by Level

 White Mountains uses quoted market prices where available as the inputs to estimate fair value for its investments in active markets. Such measurements are considered to be either Level 1 or Level 2 measurements, depending on whether the quoted market price inputs are for identical securities (Level 1) or similar securities (Level 2). Level 3 measurements for fixed maturity investments, common equity securities and other long-term investments as of December 31, 2019 and 2018 consist of securities for which the estimated fair value has not been determined based upon quoted market price inputs for identical or similar securities.
The following tables present the changes in White Mountains’s fair value measurements by level for the years ended December 31, 2019 and 2018:

			Level 3 Investments		Other Long-term Investments Measured at NAV (3)
Millions	Level 1 Investments	Level 2 Investments	Common Equity Securities	Other Long-term Investments(2)		Total
Balance at December 31, 2018	$842.6	$1,160.5	$—	$138.7	$186.9	$2,328.7	(1)
Net realized and unrealized gains	163.0	76.1	—	181.2	12.7	433.0	(2)4)
Amortization/accretion	.2	(1.8)	—	—	—	(1.6)
Purchases	165.3	404.5	.1	185.4	110.8	866.1
Sales	(391.1)	(529.7)	—	—	(29.5)	(950.3)
Effect of Kudu Transaction	—	—	—	141.8	(71.7)	70.1
Transfers in	—	—	—	10.9	4.0	14.9
Transfers out	—	—	—	(4.0)	(10.9)	(14.9)
Balance at December 31, 2019	$780.0	$1,109.6	$.1	$654.0	$202.3	$2,746.0	(1)
(1) Excludes carrying value of $201.2 and $214.2 as of December 31, 2019 and 2018 classified as short-term investments.

(2)
Includes $114.7 unrealized investment gain associated with the MediaAlpha Transaction, which is recorded in a separate line item in the statement of operations titled Realized gain and unrealized investment gain from the MediaAlpha Transaction. See Note 2 — “Significant Transactions”.

(3) Includes private equity funds, hedge funds, ILS funds and unconsolidated entities for which fair value is measured at NAV using the practical expedient are no longer classified within the fair value hierarchy. See Note 1 — “Basis of Presentation and Significant Accounting Policies”.
(4) Excludes realized and unrealized losses associated with short-term investments of $0.2 for the year ended December 31, 2019.

			Level 3 Investments	Other Long-term Investments Measured at NAV (3)
Millions	Level 1 Investments	Level 2 Investments	Other Long- term Investments		Total
Balance at December 31, 2017	$890.4	$2,105.4	$77.2	$135.3	$3,208.3	(1)(2)
Net realized and unrealized (losses) gains	(64.9)	(64.4)	16.2	13.3	(99.8)	(4)
Amortization/accretion	.2	(2.7)	—	—	(2.5)
Purchases	514.7	783.8	45.3	50.5	1,394.3
Sales	(497.8)	(1,661.6)	—	(12.2)	(2,171.6)
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Balance at December 31, 2018	$842.6	$1,160.5	$138.7	$186.9	$2,328.7	(2)

(1) Excludes carrying value of $(3.7) as of December 31, 2017 associated with foreign currency forward contracts.
(2) Excludes carrying value of $214.2 and $176.1 as of December 31, 2018 and 2017 classified as short-term investments.

(3)
Includes private equity funds, hedge funds and unconsolidated entities for which fair value is measured at NAV using the practical expedient are no longer classified within the fair value hierarchy See Note 1 — “Basis of Presentation and Significant Accounting Policies”.

(4) Excludes realized and unrealized losses associated with foreign currency forward contracts, foreign currency on cash and open trades and short-term investments of $3.5, $4.2 and $0.8 for the year ended December 31, 2018.

Fair Value Measurements — Transfers Between Levels - For Years Ended December 31, 2019 and 2018
Transfers between levels are recorded using the fair value measurement as of the end of the quarterly period in which the event or change in circumstance giving rise to the transfer occurred.
During 2019 and 2018, there were no fixed maturity investments or other long-term investments classified as Level 3 measurements in the prior period that were transferred to Level 2 measurements.

Significant Unobservable Inputs

The following tables present significant unobservable inputs used in estimating the fair value of other long-term investments, other than private equity funds, hedge funds and ILS funds, classified within Level 3 as of December 31, 2019 and 2018. The fair value of investments in private equity funds, hedge funds and ILS funds are generally estimated using the NAV of the funds.

$ in Millions	December 31, 2019
Description	Valuation Technique(s)	Fair Value (1)	Unobservable Inputs
			Discount Rate (2)	Terminal Cash Flow Exit Multiple (x) or Terminal Revenue Growth Rate (%) (2)
Kudu’s Participation Contracts	Discounted cash flow	$266.5	15% - 22%	6x - 12x
MediaAlpha	Discounted cash flow	$180.0	15%	4%
PassportCard/DavidShield	Discounted cash flow	$90.0	22%	4%
Elementum Holdings, L.P.	Discounted cash flow	$55.1	20%	4%
Private debt instruments	Discounted cash flow	$23.7	4% - 9%	N/A
All other	Discounted cash flow	$23.7	25% - 32%	4%

Compare.com	Estimated net realizable value	$2.5	Net asset value:	$2.5
(1) Includes the net unrealized investment gains (losses) associated with foreign currency; foreign currency effects based on observable inputs.
(2) Increases (decreases) to the discount rates in isolation would result in lower (higher) fair value measurements, while increases (decreases) to the terminal cash flow exit multiples or terminal revenue growth rates in isolation would result in higher (lower) fair value measurements.

$ in Millions	December 31, 2018
Description	Valuation Technique(s)	Fair Value (1)	Unobservable Inputs
			Discount Rate (2)	Terminal Revenue Exit Multiple (x) (2)
PassportCard/DavidShield	Discounted cash flow	$75.0	18%	1x
Compare.com	Discounted cash flow	$16.9	22%	3x
Private debt instrument	Discounted cash flow	$10.0	9%	N/A
All other	Discounted cash flow	$30.0	23%	2x - 4x

Galvanic Applied Sciences	Multiple of EBITDA	$3.1	EBITDA multiple:	6x
(1) Includes the net unrealized investment gains (losses) associated with foreign currency; foreign currency effects based on observable inputs.
(2) Increases (decreases) to the discount rates in isolation would result in lower (higher) fair value measurements, while increases (decreases) to the terminal revenue exit multiples in isolation would result in higher (lower) fair value measurements.

Note 4. Goodwill and Other Intangible Assets

White Mountains accounts for business combinations using the acquisition method. Under the acquisition method, White Mountains recognizes and measures the assets acquired, liabilities assumed and any non-controlling interest in the acquired entities at their acquisition date fair values. The estimated acquisition date fair values, generally consisting of intangible assets and liabilities for contingent consideration, may be recorded at provisional amounts in circumstances where the information necessary to complete the acquisition accounting is not available at the reporting date. Any such provisional amounts are finalized as measurement period adjustments within one year of the acquisition date.
The following table presents the economic lives, acquisition date fair values, accumulated amortization and net carrying values for other intangible assets and goodwill, by company as of December 31, 2019 and 2018:

$ in Millions	Weighted Average Economic Life (in years)	December 31, 2019				December 31, 2018
		Acquisition Date Fair Value	Accumulated Amortization	Impairments	Net Carrying Value	Acquisition Date Fair Value	Accumulated Amortization	Net Carrying Value
Goodwill:
NSM (1)(2)	N/A	$381.6	$—	$—	$381.6	$354.3	$—	$354.3
Kudu	N/A	7.6	—	—	7.6	—	—	—
MediaAlpha	N/A	—	—	—	—	18.3	—	18.3
Other Operations (3)	N/A	13.1	—	7.6	5.5	7.3	—	7.3
Total goodwill		402.3	—	7.6	394.7	379.9	—	379.9
Other intangible assets:
NSM (1)(2)
Customer relationships	9	121.7	19.8	1.4	100.5	85.3	6.0	79.3
Trade names	19	61.9	5.3	.4	56.2	51.2	1.8	49.4
Information technology platform	5	3.9	1.4	.6	1.9	3.7	.5	3.2
Renewal rights	12	82.5	.7	—	81.8	—	—	—
Other	3	1.7	.7	—	1.0	—	—	—
Subtotal		271.7	27.9	2.4	241.4	140.2	8.3	131.9
Kudu
Trade names	7	2.2	.2	—	2.0	—	—	—
MediaAlpha
Customer relationships	9	—	—	—	—	26.8	4.9	21.9
Information technology platform	5	—	—	—	—	33.3	30.9	2.4
Other	3	—	—	—	—	9.8	9.0	.8
Subtotal		—	—	—	—	69.9	44.8	25.1
Other Operations
Trade names	10	1.7	.5	.2	1.0	.6	.2	.4
Customer Relationships	11	7.2	.4	—	6.8	—	—	—
Information technology platform	5.5		.3	.2	—	.5	.3	.2
Insurance licenses	N/A	8.6	—	—	8.6	—	—	—
Other	5.2		—	—	.2	—	—	—
Subtotal		18.2	1.2	.4	16.6	1.1	.5	.6
Total other intangible assets		292.1	29.3	2.8	260.0	211.2	53.6	157.6
Total goodwill and other intangible assets		$694.4	$29.3	$10.4	654.7	$591.1	$53.6	537.5
Goodwill and other intangible assets attributed to non-controlling interests					(23.4)			(40.6)
Goodwill and other intangible assets included in White Mountains’s common shareholders’ equity					$631.3			$496.9
(1) As of December 31, 2019, NSM’s goodwill and intangible assets includes $1.4 and $0.7 of the effect of foreign currency translation. As of December 31, 2018, NSM’s goodwill and intangible assets includes $(2.2) and $(0.7) of the effect of foreign currency translation.
(2) The relative fair values of goodwill and other intangible assets recognized in connection with the acquisition of KBK had not yet been determined at December 31, 2018. The attribution of acquisition date fair value estimates between goodwill and other intangible assets for KBK was completed during 2019.
(3) As of December 31, 2019 and 2018, Other Operations’ goodwill includes $0.0 and $(0.3) of the effect of foreign currency translation.

The goodwill recognized for the entities shown above is attributed to expected future cash flows. The acquisition date fair values of other intangible assets with finite lives are estimated using income approach techniques, which use future expected cash flows to develop a discounted present value amount.
The multi-period-excess-earnings method estimates fair value using the present value of the incremental after-tax cash flows attributable solely to the other intangible asset over its remaining life. This approach was used to estimate the fair value of other intangible assets associated with trade names, customer relationships and contracts and information technology.
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
The following table presents a summary of the acquisition date fair values of goodwill and other intangible assets for acquisitions completed during 2019 and 2018:

$ in Millions
Acquisition of Subsidiary/ Asset	Goodwill and Other Intangible Assets(1)	Acquisition Date
NSM	$383.0	May 11, 2018
Fresh Insurance	54.6	May 18, 2018
KBK(3)	65.3	December 3, 2018
Embrace(2)	67.6	April 1, 2019
Renewal Rights (3)	82.5	June 28, 2019
Total NSM segment	$653.0
Kudu Transaction	$9.8	April 4, 2019
Other Operations	$22.6	Various
(1) Acquisition date fair values include the effect of adjustments during the measurement period and excludes the effect of foreign currency translation subsequent to the acquisition date.
(2) Excludes $3.4 of software classified within other assets.
(3) NSM’s purchase of the Renewal Rights from AIG was an asset acquisition. NSM’s purchase of KBK was accounted for as a business combination but did not include acquisition of the legal entity.

On an annual basis beginning no later than the interim period included in the one-year anniversary of an acquisition, White Mountains evaluates goodwill for potential impairment. During 2019, White Mountains recognized impairments of goodwill of $7.6 million and other intangible assets of $2.8 million, of which $7.6 million of goodwill and $0.4 million of other intangible assets related to Other Operations and $2.4 million of other intangible assets related to Fresh Insurance. There were no impairments during 2018 or 2017.

The following table presents the change in goodwill and other intangible assets:

	December 31,
	2019			2018
Millions	Goodwill	Other Intangible Assets	Total Goodwill and Other Intangible Assets	Goodwill	Other Intangible Assets	Total Goodwill and Other Intangible Assets
Beginning balance	$379.9	$157.6	$537.5	$25.9	$36.2	$62.1
Acquisitions of businesses (1)	64.8	34.6	99.4	356.5	140.9	497.4
Acquisition of collector car renewal rights	—	82.5	82.5	—	—	—
Dispositions of businesses (2)	(18.3)	(23.5)	(41.8)	—	—	—
Attribution of acquisition date fair value estimates between goodwill and other intangible assets (3)	(26.8)	26.8	—	—	—	—
Impairments (4)	(7.6)	(2.8)	(10.4)	—	—	—
Measurement period adjustments(5)	.9	5.9	6.8	—	—	—
Foreign currency translation	1.8	.7	2.5	(2.5)	(.7)	(3.2)
Amortization	—	(21.8)	(21.8)	—	(18.8)	(18.8)
Ending balance	$394.7	$260.0	$654.7	$379.9	$157.6	$537.5

(1) During 2019, amounts include acquisitions related to Kudu, Other Operations and Embrace. During 2018, amounts include acquisitions related to NSM, Fresh Insurance and KBK. See Note 2 — “Significant Transactions”.
(2) Dispositions relate to the MediaAlpha Transaction. See Note 2 — “Significant Transactions”.

(3)
The determination of the relative fair values of goodwill and other intangible assets recognized in connection with the acquisition of KBK was completed in 2019. The attribution is net of a $5.9 measurement period adjustment for contingent consideration.

(4) Impairments of $7.6 and $0.4 of goodwill and other intangible assets relate to Other Operations and $2.4 of impairments to other intangible relate to Fresh Insurance.

(5)	Measurement period adjustments relate to updated information about acquisition date fair values of assets acquired and liabilities assumed.

Amortization expense was $21.8 million, $18.8 million and $10.7 million for the years ended December 31, 2019, 2018 and 2017.
White Mountains expects to recognize amortization expense in each of the next five years as the following table presents:

Millions	Amortization Expense
2020	$23.9
2021	30.5
2022	29.7
2023	28.4
2024 and years after	138.9
Total (1)	$251.4

(1) Excludes indefinite-lived intangible assets of $8.6.

Note 5. Debt

The following table presents White Mountains’s debt outstanding as of December 31, 2019 and 2018:

	December 31,	Effective	December 31,	Effective
$ in Millions	2019	Rate (1)	2018	Rate (1)
NSM Bank Facility	$221.3	7.5%	$180.4	7.4%
Unamortized issuance cost	(3.9)		(3.8)
NSM Bank Facility, carrying value	217.4		176.6
Other NSM debt	1.8	3.0%	1.9	2.2%
Kudu Bank Facility	57.0	8.3%	—
Unamortized issuance cost	(3.4)		—
Kudu Bank Facility, carrying value	53.6		—
MediaAlpha Bank Facility	—		14.3	7.1%
Unamortized issuance cost	—		(.1)
MediaAlpha Bank Facility, carrying value	—		14.2
Other Operations debt	11.1	8.3%	—
Unamortized issuance cost	(.4)		—
Other Operations debt, carrying value	10.7		—
Total debt	$283.5		$192.7

(1) Effective rate considers the effect of the debt issuance costs.

The following table presents a schedule of contractual repayments of White Mountains’s debt as of December 31, 2019:

Millions	December 31, 2019
Due in one year or less	$2.8
Due in two to three years	7.0
Due in four to five years	226.2
Due after five years	55.2
Total	$291.2

WTM Bank Facility

White Mountains had a revolving credit facility with a syndicate of lenders administered by Wells Fargo Bank, N.A., which had a total commitment of $425.0 million (the “WTM Bank Facility”). White Mountains terminated the WTM Bank Facility on May 8, 2018. White Mountains recorded $0.3 million and $0.6 million of interest expense on the WTM Bank Facility for the years ended December 31, 2018 and 2017.

NSM Bank Facility

On May 11, 2018, NSM entered into a secured credit facility (the “NSM Bank Facility”) with Ares Capital Corporation in order to refinance NSM’s existing debt and to fund the acquisitions of subsidiaries. The NSM Bank Facility has a total commitment of $234.0 million, which is comprised of term loans of $224.0 million and a revolving credit loan of $10.0 million. The term loans under the NSM Bank Facility mature on May 11, 2024, and the revolving loan under the NSM Bank Facility matures on May 11, 2023. During 2019, NSM repaid $2.0 million on the term loans and $6.5 million on the revolving credit loan. During 2019, NSM borrowed $42.9 million of incremental term loans, which included $20.4 million and $22.5 million for the funding of the acquisitions of Embrace and the Renewal Rights from AIG, respectively, and repaid $2 million of the term loans. Additionally, during 2019, NSM borrowed $6.5 million on the revolving credit loans under the NSM Bank Facility. During the period from May 11, 2018 through December 31, 2018, NSM repaid $0.8 million on the term loans and $2.0 million on the revolving credit loan. As of December 31, 2019, the term loans had an outstanding balance of $221.3 million and the revolving credit loans were undrawn.

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
On June 15, 2018, NSM entered into an interest rate swap agreement to hedge its exposure to interest rate risk on $151.0 million of its variable rate term loans. Under the terms of the swap agreement, NSM pays a fixed rate of 2.97% and receives a variable rate, which is reset monthly, based on then-current LIBOR. As of December 31, 2019, the variable rate received by NSM under the swap agreement was 1.71%. As of December 31, 2019, the interest rate, including the effect of the swap, for the outstanding term loans of $148.7 million that are hedged by the swap was 7.47%. The effective interest on the outstanding term loans of $72.6 million that are unhedged was 6.21%. The effective interest rate on the total outstanding term loans under the NSM Bank Facility of $221.3 million was 7.06%, excluding the effect of debt issuance costs. See Note 7 - “Derivatives”.
The NSM Bank Facility is secured by all property of the loan parties and contains various affirmative, negative and financial covenants that White Mountains considers to be customary for such borrowings, including a maximum consolidated total leverage ratio covenant.

Other NSM Debt

NSM also has a secured term loan related to its U.K.-based operations. As of December 31, 2019, the secured term loan had an outstanding balance of $1.8 million and a maturity date of May 11, 2024.

Kudu Bank Facility

On December 23, 2019, Kudu entered into a secured credit facility (the “Kudu Bank Facility”) with Monroe Capital Management Advisors, LLC to provide funding for distributions to unitholders and fund new investments and related transaction expenses. The Kudu Bank Facility has a maximum borrowing capacity of $125.0 million, which is comprised of a revolving credit loan of $5.0 million, an initial term loan of $57.0 million and a delayed-draw term loan of $63.0 million. The term loans and revolving credit loans, under the Kudu Bank Facility, mature in 2025. During 2019, Kudu borrowed $57.0 million in term loans under the Kudu Bank Facility and made no repayments. As of December 31, 2019, the term loans had an outstanding balance of $57.0 million and the revolving credit loan was undrawn.
Interest on the Kudu Bank Facility accrues at a floating interest rate equal to one-month LIBOR plus 1.0% or the Prime Rate plus, in each case, an applicable margin. The margin over LIBOR may vary between 5.50% and 6.25% and the margin over the Base Rate may vary between 4.50% and 5.25%, depending on the consolidated total leverage ratio of the borrower.
The Kudu Bank Facility is secured by all property of the loan parties and contains various affirmative, negative and financial covenants that White Mountains considers to be customary for such borrowings, including a maximum consolidated total leverage ratio covenant.

MediaAlpha Bank Facility

On May 12, 2017, MediaAlpha entered into a secured credit facility (the “MediaAlpha Bank Facility”) with Western Alliance Bank, which had a total commitment of $20.0 million and had a maturity date of May 12, 2020. The MediaAlpha Bank Facility consists of a $18.4 million term loan facility, which had an outstanding balance of $14.3 million as of December 31, 2018, and a revolving loan facility for $10.0 million, which was undrawn as of December 31, 2018. The MediaAlpha Bank Facility replaced MediaAlpha’s previous credit facility with Opus Bank, which had a total commitment of $20.0 million.
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
MediaAlpha recorded $1.2 million and $1.0 million of interest expense on the MediaAlpha Bank Facility for the years ended December 31, 2018 and 2017.

Other Operations Debt

As of December 31, 2019, debt in White Mountains’s Other Operations segment consisted of a secured credit facility that had a term loan of $11.3 million, a delayed-draw term loan of $3.0 million and a revolving credit loan commitment of $2.0 million, all with a maturity date of March 12, 2024.

Compliance

As of December 31, 2019, White Mountains was in compliance with all of the covenants under all of its debt facilities.

Interest

Total interest expense incurred by White Mountains for its indebtedness was $17.6 million, $9.5 million and $2.3 million for the periods ended December 31, 2019, 2018 and 2017. Total interest paid by White Mountains for its indebtedness was $16.3 million, $8.8 million, and $1.4 million for the periods ended December 31, 2019, 2018 and 2017.

Note 6. Income Taxes

The Company and its Bermuda domiciled subsidiaries are not subject to Bermuda income tax under current Bermuda law. In the event there is a change in the current law such that taxes are imposed, the Company and its Bermuda domiciled subsidiaries would be exempt from such tax until March 31, 2035, pursuant to the Bermuda Exempted Undertakings Tax Protection Act of 1966. The Company has subsidiaries and branches that operate in various other jurisdictions around the world and are subject to tax in the jurisdictions in which they operate.  The jurisdictions in which the Company’s subsidiaries and branches are subject to tax are Barbados, Ireland, Israel, Luxembourg, the United Kingdom and the United States.
The following table presents the total income tax (expense) benefit for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
Millions	2019	2018	2017
Current income tax benefit (expense):
U.S. federal	$.9	$(.1)	$(.3)
State	(3.7)	(1.4)	(1.3)
Non-U.S.	(1.7)	(2.9)	(2.0)
Total current income tax (expense) benefit	(4.5)	(4.4)	(3.6)
Deferred income tax (expense) benefit:
U.S. federal	(14.9)	8.3	11.4
State	(10.4)	—	—
Non-U.S.	.5	.1	—
Total deferred income tax (expense) benefit	(24.8)	8.4	11.4
Total income tax (expense) benefit	$(29.3)	$4.0	$7.8

Effective Rate Reconciliation

The following table presents a reconciliation of taxes calculated for 2019 and 2018 using the 21% U.S. federal statutory rate and for 2017 using the 35% U.S. federal statutory rate (the tax rate at which the majority of White Mountains’s worldwide operations are taxed) to the income tax (expense) benefit on pre-tax income (loss):

	Year Ended December 31,
Millions	2019	2018	2017
Tax (expense) benefit at the U.S. statutory rate	$(85.1)	$37.4	$(2.7)
Differences in taxes resulting from:
Change in valuation allowance	63.6	(31.0)	42.6
Non-U.S. earnings, net of foreign taxes	27.1	(2.9)	21.5
State taxes	(17.5)	4.0	.6
Tax rate changes	(5.7)	1.7	(44.3)
Member’s surplus contributions	(3.6)	(2.6)	(3.0)
Withholding tax	(1.6)	(2.7)	(2.0)
Tax exempt interest and dividends	1.1	.6	.5
Tax reserve adjustments	(.7)	(.8)	(.3)
Officer compensation	—	—	(4.1)
Other, net	(6.9)	.3	(1.0)
Total income tax (expense) benefit on pre-tax income (loss)	$(29.3)	$4.0	$7.8

The non-U.S. component of pre-tax income (loss) was $100.4 million, $(30.1) million and $71.3 million for the years ended December 31, 2019, 2018 and 2017.

Tax Payments and Receipts

Net income tax payments (primarily to the United States) totaled $3.7 million, $3.5 million, and $2.0 million for the years ended December 31, 2019, 2018 and 2017.

Deferred Tax Assets and Liabilities

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for tax purposes.

The following table presents an outline of the significant components of White Mountains’s U.S. federal, state and non-U.S. deferred tax assets and liabilities:

	December 31,
Millions	2019	2018
Deferred tax assets related to:
U.S. federal and state net operating and capital loss carryforwards	$92.3	$95.5
Non-U.S. net operating loss carryforwards	41.7	36.6
Incentive compensation	15.0	14.1
Investment basis difference	—	11.1
Net unrealized investment losses	—	9.5
Accrued interest	5.1	—
Deferred acquisition costs	4.3	3.5
Tax credit carryforwards	4.2	4.2
Other items	3.4	5.8
Total gross deferred tax assets	166.0	180.3
Less: valuation allowances	77.9	139.9
Total net deferred tax assets	88.1	40.4
Deferred tax liabilities related to:
Net unrealized investment gains	66.3	—
Member’s surplus contributions	43.2	32.8
Investment basis difference	6.6	—
Other items	4.6	5.4
Total deferred tax liabilities	120.7	38.2
Net deferred tax (liability) asset	$(32.6)	$2.2

White Mountains’s deferred tax (liabilities) assets are net of U.S. federal, state and non-U.S. valuation allowances and, to the extent they relate to non-U.S. jurisdictions, they are shown at year-end exchange rates.

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
Of the $77.9 million valuation allowance as of December 31, 2019, $34.9 million related to deferred tax assets on net operating losses in U.S. subsidiaries and other federal and state deferred tax benefits, $22.6 million related to deferred tax assets on net operating losses and net investment unrealized gains and losses in Luxembourg subsidiaries, $17.3 million related to net operating losses and other deferred tax benefits in Israeli subsidiaries and $3.1 million related to net operating losses and other deferred tax benefits in U.K. subsidiaries. Of the $139.9 million valuation allowance as of December 31, 2018, $102.6 million related to deferred tax assets on net operating losses in U.S. subsidiaries and other federal and state deferred tax benefits, $21.1 million related to deferred tax assets on net operating losses and net investment unrealized gains and losses in Luxembourg subsidiaries, $14.5 million related to net operating losses in Israeli subsidiaries and $1.7 million related to net operating losses and other deferred tax benefits in U.K. subsidiaries.

United States
During 2019 and 2018, White Mountains recorded income tax (benefit) expense of $(63.2) million to release and $22.7 million to establish a valuation allowance against deferred tax assets of Guilford Holdings, Inc. and subsidiaries (“Guilford”), which includes Kudu, White Mountains’s investment in MediaAlpha, WM Capital, WM Advisors and certain other entities and investments that are included in the Other Operations segment. During 2019, Guilford was in a net deferred tax liability position due to unrealized gains. Guilford recorded a tax benefit due to a release in the full valuation allowance from 2018. During 2018, Guilford had a full valuation allowance recorded against its deferred tax assets, as White Mountains management was unsure it would generate sufficient taxable income to utilize the deferred tax assets.
During 2019 and 2018, White Mountains recorded income tax (benefit) expense of $(4.5) million to release and $1.5 million to establish a valuation allowance against deferred tax assets of BAM. During 2019 and 2018, BAM had income in equity that was available to offset its loss from continuing operations. As a result, BAM recorded an income tax benefit of $10.5 million and $8.7 million, in continuing operations, with an offsetting tax expense in paid-in surplus. Also, during 2019 and 2018, BAM continued to have a full valuation allowance recorded against its deferred tax assets, as White Mountains management is unsure it will generate sufficient taxable income to utilize the deferred tax assets.
During 2019 and 2018, White Mountains recorded income tax expense of $0.1 million and $2.8 million to establish a valuation allowance against a deferred tax asset related to foreign tax credits at White Mountains Catskill Holdings, Inc., as White Mountains management is unsure it will generate sufficient taxable income to utilize the deferred tax asset.

Non-U.S. Jurisdictions
During 2019 and 2018, White Mountains recorded income tax expense of $1.1 million and $1.2 million to establish a valuation allowance against most of the deferred tax assets which primarily relate to losses on the write-down of foreign subsidiaries and the unrealized losses on investments held in Luxembourg-domiciled subsidiaries.
During 2019 and 2018, White Mountains recorded income tax expense of $1.6 million and $2.1 million to establish a full valuation allowance against deferred tax assets at certain Israel-domiciled subsidiaries, as White Mountains management does not currently anticipate sufficient taxable income to utilize the deferred tax assets.
During 2019 and 2018, White Mountains recorded income tax expense of $1.3 million and $0.7 million to establish a full valuation allowance against deferred tax assets at certain U.K.-domiciled subsidiaries, as White Mountains management does not currently anticipate sufficient taxable income to utilize the deferred tax assets.

Net Operating Loss and Capital Loss Carryforwards

The following table presents net operating loss and capital loss carryforwards as of December 31, 2019, the expiration dates and the deferred tax assets thereon:

	December 31, 2019
Millions	United States	Luxembourg	United Kingdom	Israel	Total
2019-2023	$.1	$—	$—	$—	$.1
2024-2028	—	—	—	—	—
2029-2038	302.6	58.0	—	—	360.6
No expiration date	117.4	28.5	18.7	73.6	238.2
Total	$420.1	$86.5	$18.7	$73.6	$598.9
Gross deferred tax asset	$88.0	$21.6	$3.2	$16.9	$129.7
Valuation allowance	(63.5)	(21.5)	(3.0)	(16.9)	(104.9)
Net deferred tax asset	$24.5	$.1	$.2	$—	$24.8

As of December 31, 2019, there are U.S. foreign tax credit carryforwards available of $3.8 million, which begin to expire in 2028. As of December 31, 2019, there are U.S. alternative minimum tax credit carryforwards of $0.4 million, which are refundable under provisions of the TCJA.

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
The following table presents a reconciliation of the beginning and ending amount of unrecognized tax benefits from 2017 to 2019:

Millions	Permanent Differences (1)	Temporary Differences (2)	Interest and Penalties (3)	Total
Balance at December 31, 2016	$—	$—	$—	$—
Changes in prior year tax positions	.1	—	—	.1
Tax positions taken during the current year	.2	—	—	.2
Balance at December 31, 2017	.3	—	—	.3
Changes in prior year tax positions	.8	—	—	.8
Balance at December 31, 2018	1.1	—	—	1.1
Tax positions taken during the current year	1.3	—	—	1.3
Balance at December 31, 2019	$2.4	$—	$—	$2.4

(1)	Represents the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate.

(2)
Represents the amount of unrecognized tax benefits that, if recognized, would create a temporary difference between the reported amount of an item in White Mountains’s Consolidated Balance Sheet and its tax basis.

(3)	Net of tax benefit.

White Mountains classifies all interest and penalties on unrecognized tax benefits as part of income tax expense. During the years ended December 31, 2019, 2018 and 2017, White Mountains did not recognize any net interest (income) expense. There was no accrued interest as of December 31, 2019 and 2018.

Tax Examinations

With few exceptions, White Mountains is no longer subject to U.S. federal, state, or non-U.S. income tax examinations by tax authorities for years before 2013.

Note 7. Derivatives

Foreign Currency Forward Contracts

White Mountains’s investment portfolio includes investments denominated in GBP, Euros, Japanese Yen and other foreign currencies. White Mountains previously entered into foreign currency forward contracts to manage its foreign currency exposure related to certain of these investments. The foreign currency forward contracts did not meet the criteria to be accounted for as a hedge. Mismatches between currency driven movements in foreign denominated investments and foreign currency forward contracts may result in net foreign currency positions being outside pre-defined ranges and/or may result in net foreign currency gains (losses). White Mountains’s foreign currency forward contracts were traded over-the-counter. The fair value of the foreign currency forward contracts was estimated using over-the-counter quotes for similar instruments and accordingly, the measurements were classified as Level 2 measurements.
During the fourth quarter of 2017, White Mountains closed the foreign currency forward contracts associated with certain of its non-U.S. common equity securities. In conjunction with the liquidation of the GBP investment grade corporate bond mandate in the first quarter of 2018, White Mountains closed the associated foreign currency forward contract.
As of December 31, 2019 and 2018, White Mountains no longer had any open foreign currency forward contracts. The derivative (losses) recognized in net realized and unrealized investment gains (losses) for the years ended December 31, 2018 and 2017 were $(3.5) million and $(23.8) million. White Mountains did not hold or provide any collateral under its foreign currency forward contracts.

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
On June 15, 2018, NSM entered into an interest rate swap agreement to hedge its exposure to interest rate risk on $151.0 million of its variable rate term loans. Under the terms of the swap agreement, NSM pays a fixed rate of 2.97% and receives a variable rate, which is reset monthly, based on the then-current LIBOR. As of December 31, 2019, the variable rate received by NSM under the swap agreement was 1.71%. Over the term of the swap, the notional amount decreases in accordance with the principal repayments NSM expects to make on its term loans. As of December 31, 2019, the interest rate, including the effect of the swap, for the outstanding term loans of $148.7 million that are hedged by the swap was 7.47%, excluding the effect of debt issuance costs. NSM’s obligations under the swap are secured by the same collateral securing the NSM Bank Facility on a pari passu basis. NSM does not currently hold any collateral deposits from or provide any collateral deposits to the swap counterparty.
NSM evaluated the effectiveness of the swap to hedge its interest rate risk associated with its variable rate debt and concluded at the swap inception date that the swap was highly effective in hedging that risk. NSM will evaluate the effectiveness of the hedging relationship on an ongoing basis.
For the twelve months ending December 31, 2019, NSM recognized net interest expense of $1.1 million for the periodic net settlement payments on the swap. For the period from May 11, 2018 through December 31, 2018, NSM recognized net interest expense of $0.7 million for the periodic net settlement payments on the swap. As of December 31, 2019 and 2018, the estimated fair value of the swap and the accrual of the periodic net settlement payments recorded in other liabilities was $6.6 million and $2.7 million. There was no ineffectiveness in the hedge for the twelve months ending December 31, 2019 and for the period from May 11, 2018 through December 31, 2018. For the twelve months ending December 31, 2019, the $(3.9) million change in the fair value is included within accumulated other comprehensive income (loss). For the period from May 11, 2018 through December 31, 2018, the $(2.7) million change in the fair value of the swap is included within accumulated other comprehensive income (loss).

Note 8. Municipal Bond Guarantee Insurance

In 2012, HG Global was capitalized with $594.5 million from White Mountains and $14.5 million from non-controlling interests to fund the initial capitalization of BAM, a newly formed mutual municipal bond insurer. As of December 31, 2019, White Mountains owned 96.9% of HG Global’s preferred equity and 88.4% of its common equity. HG Global, together with its subsidiaries, provided the initial capitalization of BAM through the purchase of $503.0 million of BAM Surplus Notes. At inception, BAM and HG Re also entered into a first loss reinsurance treaty (“FLRT”). HG Re provides first loss protection up to 15%-of-par outstanding on each municipal bond insured by BAM. For capital appreciation bonds, par is adjusted to the estimated equivalent par value for current interest paying bonds. In return, BAM cedes 60% of the risk premium charged for insuring the municipal bond, which is net of a ceding commission.
HG Re’s obligations under the FLRT are limited to the assets in two collateral trusts: a Regulation 114 Trust and a supplemental collateral trust (the “Supplemental Trust” and together with the Regulation 114 Trust, the “Collateral Trusts”).  Losses required to be reimbursed under the FLRT are subject to an aggregate limit equal to the assets held in the Collateral Trusts at any point in time.
At inception, the Supplemental Trust contained the original $300.0 million of Series B Notes and $100.0 million of cash and fixed income securities.  During 2017, in order to further support BAM’s long-term capital position and business prospects, HG Global agreed to contribute the original $203.0 million of Series A Notes into the Supplemental Trust. At the same time HG Global and BAM also changed the payment terms of the Series B Notes, so that payments reduce principal and accrued interest on a pro rata basis, consistent with the payment terms on the Series A Notes. The terms of the Series B Notes had previously stipulated that payments would first reduce interest owed, then reduce principal owed once all accrued interest had been paid.  The New York State Department of Financial Services (“NYDFS”) approved the change during 2017. In connection with the contribution and change in payment terms of the Series B Notes, the Series A Notes were merged into the Series B Notes.
On a monthly basis, BAM deposits cash equal to ceded premiums, net of ceding commissions, due to HG Re under the FLRT directly into the Regulation 114 Trust.  The Regulation 114 Trust target balance is equal to gross ceded unearned premiums and unpaid ceded loss and LAE expenses, if any.  If, at the end of any quarter, the Regulation 114 Trust balance is below the target balance, funds will be withdrawn from the Supplemental Trust and deposited into the Regulation 114 Trust in an amount equal to the shortfall.  If, at the end of any quarter, the Regulation 114 Trust balance is above 102% of the target balance, funds will be withdrawn from the Regulation 114 Trust and deposited into the Supplemental Trust.
The Supplemental Trust target balance is $603.0 million, less the amount of cash and securities in the Regulation 114 Trust in excess of its target balance (the “Supplemental Trust Target Balance”).  If, at the end of any quarter, the Supplemental Trust balance exceeds the Supplemental Trust Target Balance, such excess may be distributed to HG Re.  The distribution will be made first as an assignment of accrued interest on the BAM Surplus Notes and second in cash and/or fixed income securities.  As the BAM Surplus Notes are repaid over time, the BAM Surplus Notes will be replaced in the Supplemental Trust by cash and fixed income securities.
Effective January 1, 2014, HG Global and BAM agreed to change the interest rate on the BAM Surplus Notes for the five years ending December 31, 2018 from a fixed rate of 8.0% to a variable rate equal to the one-year U.S. treasury rate plus 300 basis points, set annually. In 2018, BAM exercised its option to extend the variable rate period for an additional three years and during 2020, the interest rate will be 4.6%. In January 2020, HG Global and BAM agreed to amend the BAM Surplus Notes to extend the end of the variable interest rate period until December 31, 2024. See Note 21 — “Subsequent Event”. At the end of the variable rate period, the interest rate will be fixed at the higher of the then current variable rate or 8.0%. BAM is required to seek regulatory approval to pay interest and principal on the BAM Surplus Notes only to the extent that its remaining qualified statutory capital and other capital resources continue to support its outstanding obligations, its business plan and its “AA/stable” rating from Standard & Poor’s. No payment of principal or interest on the BAM Surplus Notes may be made without the approval of the NYDFS.

Under GAAP, if the terms of a debt instrument are amended, unless there is a greater than 10% change in the expected discounted future cash flows of such instrument, a change in the instrument’s carrying value is not permitted. White Mountains has determined that the impact of the changes to the terms of the BAM Surplus Notes on the expected discounted future cash flows was not greater than 10%.
In December 2019, BAM made a $32.0 million cash payment of principal and interest on the BAM Surplus Notes held by HG Global. Of this payment, $23.7 million was a repayment of principal held in the Supplemental Trust, $0.3 million was a payment of accrued interest held in the Supplemental Trust and $8.0 million was a payment of accrued interest held outside the Supplemental Trust. During 2018, BAM made a $23.0 million cash payment of principal and interest on the BAM Surplus Notes. Of this payment, $17.7 million was a repayment of principal held in the Supplemental Trust, $0.7 million was a payment of accrued interest held in the Supplemental Trust and $4.6 million was a payment of accrued interest held outside the Supplemental Trust. During 2017, BAM made a $5.0 million cash payment principal and interest on the BAM Surplus Notes. Of this payment, $4.0 million was a repayment of principal held in the Supplemental Trust, $0.1 million was a payment of accrued interest held in the Supplemental Trust and $0.9 million was a payment of accrued interest held outside the Supplemental Trust.
As of December 31, 2019 and 2018, the Collateral Trusts held assets of $786.7 million and $757.4 million, which included $457.6 million and $481.3 million of BAM Surplus Notes. As of December 31, 2019 and 2018, HG Global has accrued $162.7 million and $143.7 million of interest receivable on the BAM Surplus Notes.
The following table presents a schedule of BAM’s insured obligations as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Contracts outstanding	8,987	7,525
Remaining weighted average contract period (in years)	10.7	10.7
Contractual debt service outstanding (in millions):
Principal	$62,250.5	$52,201.6
Interest and capital appreciation	31,799.7	26,560.3
Total debt service outstanding	$94,050.2	$78,761.9

Gross unearned insurance premiums	$198.4	$176.0

The following table presents a schedule of BAM’s future premium revenues as of December 31, 2019:

Millions	December 31, 2019
January 1, 2020 - March 31, 2020	$4.8
April 1, 2020 - June 30, 2020	4.8
July 1, 2020 - September 30, 2020	4.6
October 1, 2020 - December 31, 2020	4.5
18.7
2021	17.3
2022	16.3
2023	15.2
2024	14.2
2025 and thereafter	116.7
Total gross unearned insurance premiums	$198.4

The following table presents a schedule of net written premiums and net earned premiums included in White Mountains’s HG Global/BAM segment for the years ended December 31, 2019, 2018 and 2017:

Millions	December 31, 2019	December 31, 2018	December 31, 2017
Written premiums:
Direct	$28.1	$44.8	$63.2
Assumed	10.6	8.1	—
Gross written premiums	$38.7	$52.9	$63.2
Earned premiums:
Direct	$13.6	$13.6	$9.4
Assumed	2.7	.3	—
Gross earned premiums	$16.3	$13.9	$9.4

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
In September 2019, BAM entered into facultative quota share reinsurance agreements under which it assumed a portfolio of municipal bond guarantee contracts with a par value of $1.1 billion. In November 2018, BAM entered into a 100% quota share facultative reinsurance agreement under which it assumed a portfolio of municipal bond guarantee contracts with a par value of $2.2 billion. None of the contracts assumed were non-performing and no loss reserves have been established for any of the contracts, either as of the transaction dates or as of December 31, 2019. The agreement, which covers future claims exposure only, meets the risk transfer criteria under ASC 944-20, Insurance Activities and accordingly has been accounted for as reinsurance.

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
The following table presents the Company’s computation of earnings per share from continuing operations for the years ended December 31, 2019, 2018 and 2017. See Note 20 — “Held for Sale and Discontinued Operations”.

	Year Ended December 31,
	2019	2018	2017
Basic and diluted earnings per share numerators (in millions):
Net income (loss) attributable to White Mountains’s common shareholders	$414.5	$(141.2)	$627.2
Less: total income (loss) from discontinued operations, net of tax	.8	(17.2)	577.5
Net income (loss) from continuing operations attributable to White Mountains’s common shareholders	413.7	(124.0)	49.7
Allocation of (earnings) losses to participating restricted common shares(1)	(5.3)	1.4	(.7)
Basic and diluted earnings (losses) per share numerators	$408.4	$(122.6)	$49.0
Basic earnings per share denominators (in thousands):
Total average common shares outstanding during the period	3,181.6	3,382.5	4,293.8
Average unvested restricted common shares(2)	(40.5)	(40.1)	(54.3)
Basic earnings (losses) per share denominator	3,141.1	3,342.4	4,239.5
Diluted earnings per share denominator (in thousands):
Total average common shares outstanding during the period	3,181.6	3,382.5	4,293.8
Average unvested restricted common shares(2)	(40.5)	(40.1)	(54.3)
Diluted earnings (losses) per share denominator	3,141.1	3,342.4	4,239.5
Basic and diluted earnings per share (in dollars) - continuing operations:
Distributed earnings - dividends declared and paid	$1.00	$1.00	$1.00
Undistributed earnings (losses)	129.02	(37.67)	10.56
Basic and diluted earnings (losses) per share	$130.02	$(36.67)	$11.56

(1) Restricted shares issued by White Mountains receive dividends, and therefore, are considered participating securities.
(2) Restricted shares outstanding vest either in equal annual installments or upon a stated date. See Note 10 — “Employee Share-Based Incentive Compensation Plans”.

The following table presents the undistributed net earnings (losses) from continuing operations for the years ended December 31, 2019, 2018 and 2017. See Note 20 — “Held for Sale and Discontinued Operations”.

	Year Ended December 31,
Millions	2019	2018	2017
Undistributed net earnings - continuing operations:
Net income (loss) attributable to White Mountains’s common shareholders, net of restricted common share amounts	$408.4	$(122.6)	$49.0
Dividends declared, net of restricted common share amounts (1)	(3.2)	(3.7)	(4.5)
Total undistributed net earnings (losses), net of restricted common share amounts	$405.2	$(126.3)	$44.5
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

Incentive Compensation Plans

White Mountains’s Long-Term Incentive Plan (the “WTM Incentive Plan”) provides for grants of various types of share-based and non-share-based incentive awards to key employees and directors of White Mountains. The WTM Incentive Plan was adopted by the Board, was approved by the Company’s sole shareholder in 1985 and was subsequently amended by its shareholders in 1995, 2001, 2003, 2005, 2010, 2013 and 2019. Share-based incentive awards that may be granted under the plan include performance shares, restricted shares, incentive stock options and non-qualified stock options (“Non-Qualified Options”).

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
The following table presents performance share activity for the years ended December 31, 2019, 2018 and 2017 for performance shares granted under the WTM Incentive Plan:

	Year Ended December 31,
	2019		2018		2017
$ in Millions	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	40,616	$31.7	50,515	$45.8	80,353	$42.4
Shares paid or expired (1)	(13,715)	(18.1)	(23,186)	(28.4)	(30,838)	(21.9)
New grants	15,600	—	14,105	—	17,710	—
Forfeitures (2)	(28)	(.1)	(818)	.1	(16,710)	(9.3)
Expense recognized	—	30.2	—	14.2	—	34.6
End of period (3)	42,473	$43.7	40,616	$31.7	50,515	$45.8

(1)
WTM performance shares payments in 2019 for the 2016-2018 performance cycle, which were paid in March 2019 ranged from 139% to 166% of target. WTM performance share payments in 2018 for the 2015-2017 performance cycle, which were paid in March 2018 ranged from 145% to 147% of target. WTM performance share payments in 2017 for the 2014-2016 performance cycle, which were paid in March 2017 ranged from 34% to 76% of target.

(2)	Amounts include changes in assumed forfeitures, as required under GAAP.

(3)	Outstanding performance share awards as of December 31, 2017 exclude 2,195 unvested performance shares awards for employees of Sirius Group, which are included in discontinued operations.

For the 2016-2018, 2015-2017 and 2014-2016 performance cycles, all performance shares earned were settled in cash. If the outstanding performance shares had vested on December 31, 2019, the total additional compensation cost to be recognized would have been $17.2 million, based on accrual factors as of December 31, 2019 (common share price and payout assumptions).
The following table presents performance shares outstanding and accrued expense for performance shares awarded under the WTM Incentive Plan as of December 31, 2019 for each performance cycle:

$ in Millions	Target Performance Shares Outstanding	Accrued Expense
Performance cycle:
2019 – 2021	15,600	$6.0
2018 – 2020	13,450	10.5
2017 – 2019	14,070	27.8
Sub-total	43,120	44.3
Assumed forfeitures	(647)	(.6)
Total	42,473	$43.7

For the 2019-2021 performance cycle, the targeted performance goal for full payment of outstanding performance shares granted under the WTM Incentive Plan is 7% average growth in adjusted book value per share and intrinsic value per share. Average growth of 2% or less would result in no payout and average growth of 12% or more would result in a payout of 200%.
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
For investment personnel, for the period ended December 31, 2017, the targeted performance goals for full payment of outstanding performance shares granted under the WTM Incentive Plan are based one-third on average growth in adjusted book value per share and intrinsic value per share (as described above) and two-thirds on achieving a total return on invested assets as measured against metrics based on the 10-year U.S. Treasury Note. For periods after December 31, 2017, the targeted performance goals for full payment of outstanding performance shares granted under the WTM Incentive Plan to investment personnel are based on the same performance goals described above for non-investment personnel.

Restricted Shares

Restricted shares are grants of a specified number of common shares that generally vest at the end of a three-year service period. The following table presents the unrecognized compensation cost associated with the outstanding restricted share awards under the WTM Incentive Plan for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019		2018		2017
$ in Millions	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value
Non-vested,
Beginning of period	41,510	$12.5	53,755	$14.3	70,620	$19.7
Issued	15,600	14.5	14,105	11.4	17,985	16.3
Vested	(13,715)	—	(25,381)	—	(28,846)	—
Forfeited	—	—	(969)	(.2)	(6,004)	(3.5)
Expense recognized	—	(10.3)	—	(13.0)	—	(18.2)
End of period (1)	43,395	$16.7	41,510	$12.5	53,755	$14.3

(1)	Outstanding restricted share awards as of December 31, 2017 include 2,195 unvested restricted shares for employees of Sirius Group.

During 2019, White Mountains issued 15,600 restricted shares that vest on January 1, 2022. During 2018, White Mountains issued 13,450 restricted shares that vest on January 1, 2021, 290 restricted shares that vest on January 1, 2019 and 365 restricted shares that vest on January 1, 2018. During 2017, White Mountains issued 17,485 restricted shares that vest on January 1, 2020, 250 restricted shares that vest on January 1, 2019 and 250 restricted shares that vest on January 1, 2018. The unrecognized compensation cost as of December 31, 2019 is expected to be recognized ratably over the remaining vesting periods.

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
On January 1, 2019, White Mountains adopted ASU 2016-02, Leases (ASC 842). See Note 1 — “Basis of Presentation and Significant Accounting Policies” — Basis of Presentation and Significant Accounting Policies. Prior to adoption of ASU 2016-02, White Mountains recognized lease expense for operating leases on a straight-line basis, but did not recognize lease assets or liabilities on its consolidated balance sheet. Upon adoption on January 1, 2019, White Mountains recognized lease ROU assets of $23.2 million and lease liabilities of $23.2 million. As of December 31, 2019, the ROU asset was $22.6 million and lease liabilities were $22.8 million.
The following table summarizes net lease expense recognized in White Mountains’s consolidated statement of operations for the year ended December 31, 2019:

Millions Lease Cost	December 31, 2019
Lease cost	$7.2
Less: sublease income	.4
Net lease cost	$6.8

The following table presents the contractual maturities of the lease liabilities associated with White Mountains’s operating lease agreements as of December 31, 2019:

Millions	As of December 31, 2019
2020	$5.9
2021	4.9
2022	4.5
2023	3.9
2024	3.1
Thereafter	3.4
Total undiscounted lease payments	25.7
Less: present value adjustment	(2.9)
Operating lease liability	$22.8

The following table presents lease related assets and liabilities by reportable segment as of December 31, 2019:

	As of December 31, 2019
$ in Millions	HG/BAM	NSM	Kudu	Other Operations	Total	Weighted Average Incremental Borrowing Rate (1)
ROU lease asset	$10.4	$4.8	$2.3	$5.1	$22.6	4.6%
Lease liability	$10.4	$4.8	$2.3	$5.3	$22.8
(1) The present value of the remaining lease payments was determined by discounting the lease payments using the incremental borrowing rate.

Note 12. Common Shareholders’ Equity and Non-controlling Interests

Common Shares Repurchased and Retired

During the past several years, White Mountains’s board of directors authorized the Company to repurchase its common shares, from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. The repurchase authorizations do not have a stated expiration date. As of December 31, 2019, White Mountains may repurchase an additional 635,705 shares under these board authorizations. In addition, from time to time White Mountains has also repurchased its common shares through tender offers that were separately authorized by its board of directors.
During 2019, the Company repurchased 5,679 common shares for $4.9 million at an average share price of $858 pursuant to employee benefit plans.
During 2018, the Company repurchased 592,458 common shares for $519.1 million at an average share price of $877, which were comprised of 582,493 common shares repurchased under the board authorizations for $511.0 million at an average share price of $877 and 9,965 common shares repurchased pursuant to employee benefit plans. Shares repurchased pursuant to employee benefit plans do not fall under the board authorizations referred to above.
During 2017, the Company repurchased 832,725 common shares for $723.9 million at an average share price of $869, which were comprised of 821,732 common shares repurchased under the board authorizations for $713.1 million at an average share price of $870 and 10,993 common shares repurchased pursuant to employee benefit plans.

Common Shares Issued

During 2019, the Company issued a total of 17,917 common shares, which consisted of 15,600 restricted shares issued to key personnel and 2,317 shares issued to directors of the Company.
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

Dividends on Common Shares

For the years ended December 31, 2019, 2018 and 2017, the Company declared and paid cash dividends totaling $3.2 million, $3.8 million and $4.6 million (or $1.00 per common share).

Non-controlling Interests
Non-controlling interests consist of the ownership interests of non-controlling shareholders in consolidated entities and are presented separately on the balance sheet.
The following table presents the balance of non-controlling interests included in White Mountains’s total equity and the related percentage of each consolidated entity’s total equity owned by non-controlling shareholders as of December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
$ in Millions	Non-controlling Percentage	Non-controlling Equity	Non-controlling Percentage	Non-controlling Equity
Non-controlling interests, excluding BAM
HG Global	3.1%	$14.4	3.1%	$14.5
NSM	3.6	14.9	4.5	13.6
Other NSM	13.4	(.1)	13.4	.3
Kudu	—	2.2	—	—
MediaAlpha	—	—	39.0	16.2
Other Operations	various	(1.5)	various	1.1
Total, excluding BAM		29.9		45.7

BAM	100.0	(146.7)	100.0	(170.6)
Total non-controlling interests		$(116.8)		$(124.9)

Note 13. Statutory Capital and Surplus

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

HG Global/BAM

HG Re is a Special Purpose Insurer under Bermuda insurance regulations and is subject to regulation and supervision by the BMA. As of December 31, 2019, HG Re had statutory capital and surplus of $745.4 million. As a Special Purpose Insurer, HG Re has a nominal minimum regulatory capital requirement of $1.
BAM is domiciled in New York and is subject to regulation by the NYDFS. New York financial guarantee insurance law establishes single risk and aggregate limits with respect to insured obligations insured by financial guarantee insurers. BAM’s statutory net loss for the years ended December 31, 2019, 2018 and 2017 was $38.3 million, $34.6 million and $25.4 million. BAM’s members’ surplus, as reported to regulatory authorities as of December 31, 2019, was $402.4 million, which exceeds the minimum members’ surplus necessary for BAM to maintain its New York State financial guarantee insurance license of $66.0 million.

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

HG Global/BAM
As of December 31, 2019, HG Global had $619.0 million face value of preferred shares outstanding, of which White Mountains owned 96.9%. Holders of the HG Global preferred shares receive cumulative dividends at a fixed annual rate of 6.0% on a quarterly basis, when and if declared by HG Global. HG Global declared and paid preferred dividends of $2.0 million in 2019. As of December 31, 2019, HG Global had accrued $341.7 million of dividends payable to holders of its preferred shares, $330.2 million of which is payable to White Mountains and eliminated in consolidation. As of December 31, 2019, HG Global and its subsidiaries had $3.0 million of cash outside of HG Re.
HG Re is a Special Purpose Insurer subject to regulation and supervision by the BMA, but does not require regulatory approval to pay dividends. However, HG Re’s dividend capacity is limited to amounts held outside of the Collateral Trusts pursuant to the FLRT with BAM. As of December 31, 2019, HG Re had $745.4 million of statutory capital and surplus and $786.7 million of assets held in the Collateral Trusts pursuant to the FLRT with BAM.
On a monthly basis, BAM deposits cash equal to ceded premiums, net of ceding commissions, due to HG Re under the FLRT directly into the Regulation 114 Trust.  The Regulation 114 Trust target balance is equal to gross ceded unearned premiums and unpaid ceded loss and LAE expenses, if any.  If, at the end of any quarter, the Regulation 114 Trust balance is below the target balance, funds will be withdrawn from the Supplemental Trust and deposited into the Regulation 114 Trust in an amount equal to the shortfall.  If, at the end of any quarter, the Regulation 114 Trust balance is above 102% of the target balance, funds will be withdrawn from the Regulation 114 Trust and deposited into the Supplemental Trust.
The Supplemental Trust Target Balance is $603.0 million, less the amount of cash and securities in the Regulation 114 Trust in excess of its target balance.  If, at the end of any quarter, the Supplemental Trust balance exceeds the Supplemental Trust Target Balance, such excess may be distributed to HG Re.  The distribution will be made first as an assignment of accrued interest on the BAM Surplus Notes and second in cash and/or fixed income securities.  As the BAM Surplus Notes are repaid over time, the BAM Surplus Notes will be replaced in the Supplemental Trust by cash and fixed income securities.
As of December 31, 2019, HG Re had $6.3 million of cash and investments and $111.2 million of accrued interest on the BAM Surplus Notes held outside the Collateral Trusts.
BAM is required to seek regulatory approval to pay interest and principal on the BAM Surplus Notes only to the extent that its remaining qualified statutory capital and other capital resources continue to support its outstanding obligations, business plan and its “AA/stable” rating from Standard & Poor’s. No payment of principal or interest on the BAM Surplus Notes may be made without the approval of the NYDFS.
In December 2019, BAM made a $32.0 million cash payment of principal and interest on the BAM Surplus Notes held by HG Global. Of this payment, $23.7 million was a repayment of principal held in the Supplemental Trust, $0.3 million was a payment of accrued interest held in the Supplemental Trust and $8.0 million was a payment of accrued interest held outside the Supplemental Trust. During 2018, BAM made a $23.0 million cash payment of principal and interest on the BAM Surplus Notes. Of this payment, $17.7 million was a repayment of principal held in the Supplemental Trust, $0.7 million was a payment of accrued interest held in the Supplemental Trust and $4.6 million was a payment of accrued interest held outside the Supplemental Trust.
In January 2020, BAM made an additional $65.0 million special cash payment of principal and interest on the BAM Surplus Notes. See Note 21 — “Subsequent Event”.

NSM
During 2019, NSM did not make any distributions to unitholders. As of December 31, 2019, NSM had $33.4 million of net unrestricted cash.

Kudu
In December 2019, Kudu entered into a secured credit facility to provide funding for distributions to unitholders and fund new investments and related transaction expenses. At closing, Kudu drew an initial term loan of $57.0 million to pay transaction expenses and to distribute $53.7 million to unitholders, of which $53.3 million was paid to White Mountains. As of December 31, 2019, Kudu had $5.9 million of net unrestricted cash and short-term investments.

Other Operations
During 2019, White Mountains paid a $3.2 million common share dividend. As of December 31, 2019, the Company and its intermediate holding companies had $602.6 million of net unrestricted cash, short-term investments and fixed maturity investments, $683.9 million of common equity securities and $202.3 million of private equity funds, hedge funds and ILS funds.

Note 14. Segment Information

As of December 31, 2019, White Mountains conducted its operations through four segments: (1) HG Global/BAM, (2) NSM, (3) Kudu and (4) Other Operations. In addition, MediaAlpha was consolidated as a reportable segment until the date of the MediaAlpha Transaction. A discussion of White Mountains’s consolidated investment operations is included after the discussion of operations by segment.
As a result of the Kudu Transaction, White Mountains began consolidating Kudu in its financial statements in the second quarter of 2019. White Mountains’s segment disclosures for the year ended December 31, 2019 include Kudu’s results of operations for the period from April 4, 2019, the date of the Kudu Transaction, to December 31, 2019. See Note 2 — “Significant Transactions”.
As a result of the MediaAlpha Transaction, White Mountains no longer consolidated MediaAlpha, and consequently it was no longer a reportable segment. White Mountains’s segment disclosures for the year ended December 31, 2019 include MediaAlpha’s results of operations for the period from January 1, 2019 to February 26, 2019, the date of the MediaAlpha Transaction. See Note 2 — “Significant Transactions”.
As a result of the OneBeacon Transaction, the results of operations for OneBeacon for the year ended December 31, 2017 have been classified as discontinued operations, and are now presented separately, net of related income taxes, in the statement of comprehensive income. See Note 19 — “Held for Sale and Discontinued Operations”.
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

Millions	HG Global/BAM (1)	NSM	Kudu (2)	MediaAlpha (3)	Other Operations	Total
Year Ended December 31, 2019
Earned insurance premiums	$16.3	$—	$—	$—	$—	$16.3
Net investment income	21.6	—	14.7	—	43.4	79.7
Net realized and unrealized investment gains	27.1	—	6.3	—	285.1	318.5
Gain from deconsolidation of MediaAlpha	—	—	—	—	182.2	182.2
Advertising and commission revenues (4)	—	193.4	—	48.8	6.9	249.1
Other revenues	1.6	39.7	.2	—	6.1	47.6
Total revenues	66.6	233.1	21.2	48.8	523.7	893.4
Insurance acquisition expenses	5.7	—	—	—	—	5.7
Other underwriting expenses	.4	—	—	—	—	.4
Cost of sales	—	—	—	40.6	7.5	48.1
General and administrative expenses	50.5	132.2	10.1	12.5	122.5	327.8
Broker commission expense	—	64.8	—	—	—	64.8
Change in fair value of contingent consideration earnout liabilities	—	2.1	—	—	—	2.1
Amortization of other intangible assets	—	19.4	.2	1.6	.6	21.8
Interest expense	—	16.7	.1	.2	.6	17.6
Total expenses	56.6	235.2	10.4	54.9	131.2	488.3
Pre-tax income (loss)	$10.0	$(2.1)	$10.8	$(6.1)	$392.5	$405.1

(1)
BAM manages its affairs on a statutory accounting basis. BAM’s statutory surplus includes the BAM Surplus Notes and is not reduced by accruals of interest expense on the BAM Surplus Notes. BAM’s statutory surplus is reduced only after a payment of principal or interest has been approved by the NYDFS.

(2)	Kudu’s results are from April 4, 2019, the date of the Kudu Transaction, to December 31, 2019.

(3)	MediaAlpha’s results are from January 1, 2019 to February 26, 2019, the date of the MediaAlpha Transaction.

(4)	Approximately 17% of NSM’s commission revenue was associated with one single carrier.

Millions	HG Global/BAM (1)	NSM	MediaAlpha	Other Operations	Total
Year Ended December 31, 2018
Earned insurance premiums	$13.9	$—	$—	$—	$13.9
Net investment income	16.7	—	—	42.3	59.0
Net realized and unrealized investment losses	(7.5)	—	—	(100.8)	(108.3)
Advertising and commission revenues (2)	—	89.6	295.5	4.1	389.2
Other revenues	1.2	12.0	1.6	.5	15.3
Total revenues	24.3	101.6	297.1	(53.9)	369.1
Insurance acquisition expenses	5.3	—	—	—	5.3
Other underwriting expenses	.4	—	—	—	.4
Cost of sales	—	—	245.0	3.7	248.7
General and administrative expenses	48.0	59.4	31.7	94.4	233.5
Broker commission expense	—	28.4	—	—	28.4
Change in fair value of contingent consideration earnout liabilities	—	2.7	—	—	2.7
Amortization of other intangible assets	—	8.3	10.3	.2	18.8
Interest expense	—	8.0	1.2	.3	9.5
Total expenses	53.7	106.8	288.2	98.6	547.3
Pre-tax (loss) income	$(29.4)	$(5.2)	$8.9	$(152.5)	$(178.2)

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

(2)	As of December 31, 2017, approximately 27% of MediaAlpha’s advertising revenue was associated with one customer.

Millions Selected Balance Sheet Data	HG Global/BAM		NSM	Kudu	MediaAlpha	Other Operations		Held for Sale	Total
December 31, 2019:
Total investments	$845.6		$—	$266.6	$—	$1,835.0		$—	$2,947.2
Total assets	$924.0	(1)	$825.2	$290.5	$—	$1,940.5	(2)	$3.0	$3,983.2
Total liabilities	$246.8	(2)	$401.1	$57.0	$—	$133.6		$—	$838.5
Total White Mountains’s common shareholders’ equity	$809.5	(2)	$409.3	$231.3	$—	$1,808.4	(2)	$3.0	$3,261.5
Non-controlling interest	$(132.3)		$14.8	$2.2	$—	$(1.5)		$—	$(116.8)
December 31, 2018:
Total investments	$768.3		$—	$—	$—	$1,774.6		$—	$2,542.9
Total assets	$816.2	(1)	$623.6	$—	$88.4	$1,831.1	(2)	$3.3	$3,362.6
Total liabilities	$212.5	(2)	$314.8	$—	$46.9	$70.2		$—	$644.4
Total White Mountains’s common shareholders’ equity	$759.8	(2)	$294.9	$—	$25.3	$1,759.8	(2)	$3.3	$2,843.1
Non-controlling interest	$(156.1)		$13.9	$—	$16.2	$1.1		$—	$(124.9)

(1)
As of December 2019 and 2018, total assets in the HG Global/BAM segment reflected the elimination of $457.6 and $481.3 of BAM Surplus Notes issued to HG Global and its subsidiaries, and $162.7 and $143.7 in accrued interest related to the BAM Surplus Notes.

(2)
HG Global preferred dividends payable to White Mountains’s subsidiaries is eliminated in White Mountains’s consolidated financial statements. For segment reporting, the HG Global preferred dividends payable to White Mountains’s subsidiaries included within the HG Global/BAM segment are eliminated against the offsetting receivable included within the Other Operations segment and therefore added back to White Mountains’s common shareholders’ equity within the HG Global/BAM segment. As of December 31, 2019 and 2018, the HG Global preferred dividends payable to White Mountains’s subsidiaries was $330.3 and $278.5.

In compliance with ASC 606, Revenues from Contracts with Customers, the following tables present White Mountains’s total revenues by revenue source:

Millions	HG Global/BAM	NSM	Kudu (2)	MediaAlpha (3)	Other Operations	Total
Year Ended December 31, 2019
Commission and Other Revenue
Specialty Transportation	$—	$77.6	$—	$—	$—	$77.6
Real Estate	—	34.7	—	—	—	34.7
Social Services	—	25.9	—	—	—	25.9
Pet	—	30.0	—	—	—	30.0
United Kingdom	—	45.9	—	—	—	45.9
Other	—	19.0	—	—	6.9	25.9
Total Commission and Other Revenue	—	233.1	—	—	6.9	240.0
Advertising revenues	—	—	—	48.8	—	48.8
Products	—	—	—	—	5.5	5.5
Total revenues from contracts with customers	—	233.1	—	48.8	12.4	294.3
Other revenues (1)	66.6	—	21.2	—	511.3	599.1
Total revenues	$66.6	$233.1	$21.2	$48.8	$523.7	$893.4

(1)	Other revenues consist of premiums, investment income, investment gains and losses and other revenues outside the scope of ASC 606, Revenues from Contracts with Customers.

(2)	Kudu’s results are from April 4, 2019, the date of the Kudu Transaction, to December 31, 2019.

(3)	MediaAlpha’s results are from January 1, 2019 to February 26, 2019, the date of the MediaAlpha Transaction.

Millions	HG Global/BAM	NSM	MediaAlpha	Other Operations	Total
Year Ended December 31, 2018
Commission and Other Revenue
Specialty Transportation	$—	$28.3	$—	$—	$28.3
Real Estate	—	17.8	—	—	17.8
Social Services	—	14.7	—	—	14.7
United Kingdom	—	28.0	—	—	28.0
Other	—	12.8	—	4.1	16.9
Total Commission and Other Revenue	—	101.6	—	4.1	105.7
Advertising revenues	—	—	295.5	—	295.5
Total revenues from contracts with customers	—	101.6	295.5	4.1	401.2
Other revenues (1)	24.3	—	1.6	(58.0)	(32.1)
Total revenues	$24.3	$101.6	$297.1	$(53.9)	$369.1
(1) Other revenues consist of premiums, investment income, investment gains and losses and other revenues outside the scope of ASC 606, Revenues from Contracts with Customers.

Millions	HG Global/BAM	MediaAlpha	Other Operations	Total
Year Ended December 31, 2017
Commission and Other Revenue
Other	$—	$—	$.4	$.4
Total Commission and Other Revenue	—	—	.4	.4
Advertising revenues	—	163.2	—	163.2
Total revenues from contracts with customers	—	163.2	.4	163.6
Other revenues (1)	23.3	—	186.9	210.2
Total revenues	$23.3	$163.2	$187.3	$373.8
(1) Other revenues consist of premiums, investment income, investment gains and losses and other revenues outside the scope of ASC 606, Revenues from Contracts with Customers.

Note 15. Equity-Method Eligible Investments

White Mountains’s equity method eligible investments include certain investments in unconsolidated entities, Kudu’s Participation Contracts, private equity funds and hedge funds in which White Mountains has the ability to exert significant influence over the investee’s operating and financial policies.
The following table presents the carrying values of White Mountains’s equity method eligible investments recorded within other long-term investments as of December 31, 2019 and 2018:

	December 31,
Millions	2019	2018
Equity method eligible investments, at fair value	$761.7	$269.7
Other (1)	94.6	55.9
Total other long-term investments	$856.3	$325.6

(1) Consists of other long-term investments that are not equity method eligible.

The following table presents White Mountains’s significant equity method eligible investments as of December 31, 2019 and 2018:

	Basic Ownership Interest
Investee	December 31, 2019	December 31, 2018	Instrument Held
PassportCard/DavidShield	50.0%	50.0%	Common shares
MediaAlpha (1)	48.3%	n/a	Units
durchblicker	45.0%	45.0%	Common shares
Elementum Holdings, L.P.	30.0%	n/a	Limited partnership interest
Compare.com	18.4%	18.4%	Common shares
Tuckerman Capital Funds (2)	17.5 - 62.4%	18.5 - 62.3%	Limited and general partnership interests
JAM Partners L.P.	11.1%	12.3%	Limited partnership interest
Enlightenment Capital Funds	10.0 - 38.4%	10.3 - 36.5%	Limited and general partnership interests
Kudu’s Participation Contracts (3)	3.2 - 30.0%	n/a	Revenue and earnings participation contracts
Kudu (3)	n/a	49.5%	Units
(1) As of December 31, 2018, MediaAlpha was a majority-owned consolidated subsidiary of White Mountains. See Note 2 — “Significant Transactions”
(2) As of December 31, 2018, includes White Mountains’s direct investment in Galvanic Applied Sciences.
(3) As of December 31, 2019 White Mountains consolidates Kudu. See Note 2 — “Significant Transactions”.

The following tables present aggregated summarized financial information for White Mountains’s investments in equity method eligible unconsolidated entities, excluding MediaAlpha:

	December 31,
Millions	2019	2018
Balance sheet data (1):
Total assets	$1,959.2	$1,373.3
Total liabilities	$653.2	$509.2
(1) Financial data for White Mountains’s equity method eligible investees is generally reported on a one-quarter lag.

	Year Ended December 31,
Millions	2019	2018	2017
Income statement data (1):
Revenues	$344.6	$226.0	$143.3
Expenses	$88.3	$141.4	$80.5
Net Income	$255.1	$83.6	$65.3

(1) Financial data for White Mountains’s equity method eligible investees is generally reported on a one-quarter lag.

As a result of the MediaAlpha Transaction, White Mountains reduced its ownership interest in MediaAlpha to 48.3% of the basic units outstanding (42.0% on a fully diluted, fully converted basis). White Mountains’s remaining ownership interest in MediaAlpha no longer meets the criteria for a controlling ownership interest and, accordingly, White Mountains deconsolidated MediaAlpha as of February 26, 2019. Upon deconsolidation, White Mountains’s investment in MediaAlpha met the criteria to be accounted for under the equity method or under the fair value option. White Mountains elected the fair value option and the investment in MediaAlpha was initially measured at its estimated fair value of $114.7 million as of March 31, 2019, with the change in fair value of $114.7 million recognized as an unrealized investment gain. For the twelve months ended December 31, 2019, White Mountains recognized $180.0 million in unrealized investment gains associated with its investment in MediaAlpha including changes in the fair value of White Mountains’s investment in MediaAlpha subsequent to the MediaAlpha Transaction. White Mountains’s consolidated statement of comprehensive income and its segment disclosures include MediaAlpha’s results of operations for the period from January 1, 2019 through February 26, 2019. See Note 2 — “Significant Transactions”.
For the period from February 26, 2019 to December 31, 2019, MediaAlpha’s total revenues, total expenses, gross profit and pre-tax income were $359.2 million, $334.3 million, $59.7 million and $24.9 million.
The following tables present summarized financial information for MediaAlpha:

	December 31,
Millions	2019	2018
Balance sheet data:
Total assets	$106.9	$88.5
Total liabilities	$144.6	$46.9

	Year Ended December 31,
Millions	2019	2018	2017
Income statement data:
Total revenues	$407.9	$297.1	$163.2
Total expenses	$389.0	$288.2	$163.5
Net income (loss)	$18.9	$8.9	$(0.3)

Note 16. Variable Interest Entities

BAM

As a mutual insurance company, BAM is owned by its members. BAM charges an insurance premium on each municipal bond insurance policy it writes. A portion of the premium is a member surplus contribution (“MSC”) and the remainder is a risk premium. In the event of a municipal bond refunding, a portion of the MSC from the original issuance can be reutilized, in effect serving as a credit against the total insurance premium on the refunding of the municipal bond. Issuers of debt insured by BAM are members of BAM so long as any of their BAM-insured debt is outstanding, and as members they have certain interests in BAM, including the right to vote for BAM’s directors and to receive dividends in the future, if declared.
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

Elementum

On May 31, 2019, White Mountains acquired a 30.0% limited partnership interest in Elementum for $55.1 million.
White Mountains has determined that Elementum is a VIE but that White Mountains is not the primary beneficiary. White Mountains’s ownership interest gives White Mountains the opportunity to exert significant influence over the significant financial and operating activities of Elementum. Accordingly, Elementum meets the criteria to be accounted for under the equity method. White Mountains has taken the fair value option for its investment in Elementum. Changes in the fair value of Elementum are recorded in realized and unrealized investment gains. White Mountains’s maximum loss in Elementum is limited to the amount invested. As of December 31, 2019, Elementum is recorded within other long-term investments at a carrying amount of $55.1 million.

Kudu

On April 4, 2019, White Mountains completed the Kudu Transaction for cash consideration of $81.4 million. White Mountains recognized total assets acquired of $155.5 million, including $7.6 million of goodwill and $2.2 other intangible assets, total liabilities assumed of $0.8 million and non-controlling interest of $1.5 million. As a result of the Kudu Transaction, White Mountains’s basic unit ownership of Kudu increased from 49.5% to 99.1% (42.7% to 85.4% on a fully diluted, fully converted basis), and White Mountains began consolidating Kudu as a reportable segment in its financial statements during the second quarter of 2019. White Mountains’s consolidated financial statements and its segment disclosures include Kudu’s results for the period from April 4, 2019 to December 31, 2019.
For periods prior to the Kudu Transaction, White Mountains determined that Kudu was a VIE but that White Mountains was not the primary beneficiary. White Mountains’s ownership interest gave White Mountains the opportunity to exert significant influence over the significant financial and operating activities of Kudu. Accordingly, for the year ended December 31, 2018, Kudu met the criteria to be accounted for under the equity method. White Mountains took the fair value option for its investment in Kudu, measuring its investment in Kudu at fair value using NAV as a practical expedient with changes therein recorded in realized and unrealized investment gains for the year ended December 31, 2018.

Note 17. Fair Value of Financial Instruments

White Mountains records its financial instruments at fair value with the exception of debt obligations which are recorded as debt at face value less unamortized original issue discount.
The following tables presents the fair value and carrying value of these financial instruments as of December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
Millions	Fair Value	Carrying Value	Fair Value	Carrying Value
NSM Bank Facility	$221.2	$217.4	$176.1	$176.6
Other NSM debt	$1.7	$1.8	$1.9	$1.9
Kudu Bank Facility (1)	$53.6	$53.6	$—	$—
MediaAlpha Bank Facility	$—	$—	$14.6	$14.2
Other Operations debt	$11.3	$10.7	$—	$—

(1) White Mountains measured the fair value of the Kudu Bank Facility debt at the carrying value as a result of the debt being acquired on December 23, 2019. See Note 5 — “Debt”.

The fair value estimates for the NSM Bank Facility, the MediaAlpha Bank Facility and Other Operations debt have been determined based on a discounted cash flow approach and are considered to be Level 3 measurements. As a result of the MediaAlpha Transaction, White Mountains’s remaining ownership interest in MediaAlpha no longer meets the criteria for a controlling ownership interest and accordingly, White Mountains deconsolidated MediaAlpha as of February 26, 2019. See Note 2 — “Significant Transactions”.
Note 18. Transactions with Related Persons

During 2017, the Company repurchased shares from Franklin Mutual Advisers, a beneficial owner of the Company. On July 13, 2017, the Company repurchased 235,000 White Mountains common shares for $850.00 per share, the market price at the time the agreement was reached.

Note 19. Commitments and Contingencies

White Mountains leases certain office spaces under non-cancellable operating leases that expire on various dates through 2022. Rental expense for all of White Mountains’s locations was $7.2 million, $5.5 million and $3.5 million for the years ended December 31, 2019, 2018 and 2017. White Mountains also has various other lease obligations that are immaterial in the aggregate.  White Mountains’s future annual minimum rental payments required under non-cancellable leases, which are primarily for office space, are $7.1 million, $6.1 million, $5.7 million, and $18.4 million for the years ending December 31, 2020, 2021, 2022 and 2023 and thereafter.
White Mountains also has future binding commitments to fund certain other long-term investments. These commitments, which totaled $183.4 million as of December 31, 2019, do not have fixed funding dates.

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
The following description presents significant legal contingencies, ongoing non-claims related litigation or arbitration as of December 31, 2019:

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

Sirius Group Tax Contingency
A subsidiary of Sirius Group, which was sold by White Mountains in 2016, has been denied interest deductions by the Swedish Tax Authority (“STA”) for tax years 2013-2016.  In October 2018, the Swedish Administrative Court ruled against Sirius Group on its appeal of the Swedish Tax Agency’s denial of certain interest deductions relating to periods prior to the sale of Sirius Group to CMI. In connection with the sale, White Mountains indemnified Sirius Group against the loss of certain tax attributes, including those related to these interest deductions. As of December 31, 2019 and December 31, 2018, White Mountains reported a liability of $16.5 million and $17.3 million, reflecting the value of these interest deductions. During 2019, the decrease in the liability of $0.8 million is related to foreign currency translation and included within net gain on sale of discontinued operations. Sirius Group has appealed the decision to the Swedish Administrative Court of Appeal.

NSM Renewal Rights Liability
In connection with White Mountains’s acquisition of NSM, White Mountains and NSM entered into an agreement with AIG to help facilitate a sale of NSM’s U.S. collector car renewal rights owned by AIG to a third party by December 31, 2019. Under the terms of the agreement, if the Renewal Rights were not sold by December 31, 2019, AIG had the right to require NSM to purchase the Renewal Rights for $82.5 million. On June 28, 2019, NSM acquired the Renewal Rights from AIG for $82.5 million. See Note 2 — “Significant Transactions".

Note 20. Held for Sale and Discontinued Operations

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
In October 2018, the Swedish Administrative Court ruled against Sirius Group on its appeal of the Swedish Tax Agency’s denial of certain interest deductions relating to periods prior to the sale of Sirius Group to CMI. In connection with the sale, White Mountains indemnified Sirius Group against the loss of certain tax attributes, including those related to these interest deductions. As a result, for the year ended December 31, 2018, White Mountains recorded a $17.3 million loss on sale of discontinued operations reflecting the value of these interest deductions. As of December 31, 2019 and 2018, White Mountains reported a liability of $16.5 million and $17.3 million. During 2019, the decrease in the liability of $0.8 million is related to foreign currency translation and included within net gain on sale of discontinued operations. Sirius Group has appealed the decision to the Swedish Administrative Court of Appeal. See Note 19 — “Commitments and Contingencies”.

Other

As of December 31, 2017, White Mountains has classified its Guilford, Connecticut property, which consists of an office building and adjacent land, as held for sale. The related write-down of $3.7 million was recorded within general and administrative expenses during 2017. As of December 31, 2019 and 2018, the property has been measured at its estimated fair value net of disposal costs of $3.0 million and $3.3 million.

Net Income (Loss) from Discontinued Operations

The following table present the results of operations, including related income taxes associated with the business classified as discontinued operations. For the year ended December 31, 2017, the amounts presented relate to OneBeacon, Sirius Group and Tranzact.

	Year Ended December 31, 2017
Millions	OneBeacon	Sirius Group	Tranzact	Total
Revenues
Earned insurance premiums	$807.6	$—	$—	$807.6
Net investment income	39.7	—	—	39.7
Net realized and unrealized investment gains	38.8	—	—	38.8
Other revenues	7.7	—	—	7.7
Total revenues	893.8	—	—	893.8
Expenses
Loss and loss adjustment expenses	546.0	—	—	546.0
Insurance and reinsurance acquisition expenses	145.6	—	—	145.6
Other underwriting expenses	156.2	—	—	156.2
General and administrative expenses	21.2	—	—	21.2
Interest expense	10.0	—	—	10.0
Total expenses	879.0	—	—	879.0
Pre-tax income	14.8	—	—	14.8
Income tax benefit	5.7	—	—	5.7
Net income from discontinued operations	20.5	—	—	20.5
Gain (loss) from sale of discontinued operations, net of tax	554.5	(.7)	3.2	557.0
Total income (loss) from discontinued operations	575.0	(.7)	3.2	577.5
Change in foreign currency translation and other comprehensive income from discontinued operations, net of tax	.3	—	—	.3
Recognition of benefit plan assets and obligations from the sale of OneBeacon, net of tax	2.9	—	—	2.9
Comprehensive income (loss) from discontinued operations	$578.2	$(.7)	$3.2	$580.7

Net Change in Cash from Discontinued Operations

The transactions to purchase the investments in OneBeacon and other investments held by Sirius Group prior to the closing are presented in the statement of cash flows as net settlement of investment cash flows with discontinued operations. The following table presents the net change in cash associated with the businesses classified as discontinued operations:

December 31, 2017
Millions
Net cash provided from operations	$157.0
Net cash provided from investing activities	3.0
Net cash used for financing activities	(61.9)
Net change in cash during the period	98.1
Cash balances at beginning of period	70.5
Net change in cash held for sale	(.9)
Cash sold as part of sale of consolidated subsidiaries	(167.7)
Cash balances at end of period	$—

Earnings Per Share from Discontinued Operations

White Mountains calculates earnings per share using the two-class method, which allocates earnings between common and unvested restricted common shares. Both classes of shares participate equally in earnings on a per share basis. Basic earnings per share amounts are based on the weighted average number of common shares outstanding adjusted for unvested restricted common shares. Diluted earnings per share amounts are also impacted by the net effect of potentially dilutive common shares outstanding. The following table presents the Company’s computation of earnings per share for discontinued operations for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
Basic and diluted earnings per share numerators (in millions):
Net income (loss) attributable to White Mountains’s common shareholders	$414.5	$(141.2)	$627.2
Less: total income (loss) from continuing operations, net of tax	413.7	(124.0)	49.7
Net income (loss) from discontinued operations attributable to White Mountains’s common shareholders	.8	(17.2)	577.5
Allocation of (earnings) losses to participating restricted common shares (1)	—	.2	(7.3)
Basic and diluted earnings (loss) per share numerators	$.8	$(17.0)	$570.2
Basic earnings per share denominators (in thousands):
Total average common shares outstanding during the period	3,181.6	3,382.5	4,293.8
Average unvested restricted common shares (3)	(40.5)	(40.1)	(54.3)
Basic earnings (loss) per share denominator	3,141.1	3,342.4	4,239.5
Diluted earnings per share denominator (in thousands):
Total average common shares outstanding during the period	3,181.6	3,382.5	4,293.8
Average unvested restricted common shares (3)	(40.5)	(40.1)	(54.3)
Diluted earnings (loss) per share denominator	3,141.1	3,342.4	4,239.5
Basic earnings (loss) per share (in dollars) - discontinued operations:	$.25	$(5.09)	$134.50
Diluted earnings (loss) per share (in dollars) - discontinued operations:	$.25	$(5.09)	$134.50

(1)	Restricted shares issued by White Mountains contain dividend participation features, and therefore, are considered participating securities.

(2)	Net earnings attributable to White Mountains’s common shareholders, net of restricted share amounts, is equal to undistributed earnings for the years ended December 31, 2019, 2018 and 2017.

(3)	Restricted common shares outstanding vest either in equal annual installments or upon a stated date. See Note 10 — “Employee Share-Based Compensation Plans”.

Note 21. Subsequent Event

In January 2020, HG Global and BAM agreed to amend the BAM Surplus Notes to extend the end of the variable interest rate period from 2021 to 2024, to extend the initial 10-year term of the FLRT to the end of 2022 and to enter into an excess of loss reinsurance agreement (the “XOLT”).  Under the XOLT, HG Re provides last dollar protection for exposures on municipal bonds insured by BAM in excess of NYDFS single issuer limits.  The XOLT is subject to an aggregate limit equal to the lesser of $75 million or the assets held in the Supplemental Trust at any point in time.  At inception, BAM ceded exposure on one covered risk to HG Re under the XOLT.  Additional cessions under the XOLT are subject to approval by HG Re.
In connection with the actions described in the preceding paragraph, in January 2020, BAM made a $65.0 million special cash payment of principal and interest on the BAM Surplus Notes. Of this payment, $47.9 million was a repayment of principal held in the Supplemental Trust, $0.9 million was a payment of accrued interest held in the Supplemental Trust and $16.2 million was a payment of accrued interest held outside the Supplemental Trust. As of January 20, 2020, subsequent to the special cash payment, the BAM Surplus Notes had a principal balance of $409.7 million and accrued interest outstanding of $146.5 million.

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
We assessed the effectiveness of White Mountains’s internal control over financial reporting as of December 31, 2019. Our assessment did not include an assessment of the internal control over financial reporting for Embrace Pet Insurance, which was acquired on April 1, 2019. This acquisition represents less than 1% of White Mountains’s total assets as of December 31, 2019 and 3.4% of White Mountains’s total revenue for the year ended December 31, 2019. In making our assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, we have concluded that White Mountains maintained effective internal control over financial reporting as of December 31, 2019.
PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, has audited the effectiveness of White Mountains’s internal control over financial reporting as of December 31, 2019 as stated in their report which appears on page F-64.

March 2, 2020

/s/ G. MANNING ROUNTREE	/s/ REID T. CAMPBELL
Chief Executive Officer (Principal Executive Officer)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of White Mountains Insurance Group, Ltd.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of White Mountains Insurance Group, Ltd. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management's Annual Report on Internal Control over Financial Reporting, management has excluded Embrace Pet Insurance from its assessment of internal control over financial reporting as of December 31, 2019 because it was acquired by the Company in a purchase business combination during 2019. We have also excluded Embrace Pet Insurance from our audit of internal control over financial reporting. Embrace Pet Insurance is a majority-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent less than 1% and 3.4%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2019.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill Impairment Assessment - Certain Entities within the NSM Reporting Unit

As described in Notes 1, 2 and 4 to the consolidated financial statements, the Company acquired NSM Insurance HoldCo, LLC and its subsidiaries (collectively, “NSM”) and NSM subsequently acquired Fresh Insurance Services Group Limited and the net assets of KBK Insurance Group, Inc. during 2018. As of December 31, 2019, a significant portion of the $381.6 million NSM reporting unit goodwill is associated with these acquisitions. As disclosed by management, they performed a quantitative impairment assessment during the second quarter of 2019 to compare the fair value of the NSM reporting unit with its carrying value. Management estimated fair value using discounted cash flow models, market comparisons and assumptions, including the revenue growth rates. If the carrying value had exceeded the estimated fair value, then an impairment charge would have been recognized through current period pre-tax income.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment for certain entities within the NSM reporting unit is a critical audit matter are (i) there was significant judgment by management to determine the fair value of the reporting unit, which in turn led to a high degree of auditor judgment and subjectivity in applying procedures relating to the goodwill impairment assessment; (ii) significant audit effort was required in evaluating the audit evidence relating to management’s discounted cash flow model, market comparisons and significant assumptions, including the revenue growth rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the NSM reporting unit, the discounted cash flow model, market comparisons and development of significant assumptions, including the revenue growth rates. For the aforementioned entities, these procedures also included, among others, testing management’s process for developing the fair value estimate; evaluating the appropriateness of the discounted cash flow model and market comparisons; testing the completeness and accuracy of the underlying data used in the discounted cash flow model; and evaluating the reasonableness of the significant assumption related to the revenue growth rates. Evaluating the revenue growth rates involved evaluating whether the assumptions used by management were reasonable considering (i) current and past performance of the aforementioned entities, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the Company’s discounted cash flow model and market comparisons valuation techniques.

Valuation of Certain Other Long-Term Investments

As described in Notes 1 and 3 to the consolidated financial statements, the Company maintains various other non-controlling equity interests in operating businesses accounted for at fair value within other long-term investments. The fair values of the most significant of these investments, classified within other long-term investments as of December 31, 2019, consist of QL Holdings LLC and its wholly-owned subsidiary Quote Lab, LLC (collectively “MediaAlpha”) for $180.0 million; PassportCard Limited and DavidShield Life Insurance Agency (2000) Ltd. (collectively, “PassportCard/DavidShield”) for $90.0 million; and Kudu Investment Management, LLC and its subsidiaries’s (collectively, “Kudu”) largest participation contract. As disclosed by management, they applied significant judgment in determining the fair value of these other long-term investments using discounted cash flow models, which involved the use of key inputs with respect to (i) projections of future revenues and earnings, discount rates, and terminal revenue growth rates for MediaAlpha and PassportCard/DavidShield and (ii) projections of future revenues, discount rate, and terminal cash flow exit multiple for Kudu’s largest participation contract.

The principal considerations for our determination that performing procedures relating to the valuation of certain other long-term investments is a critical audit matter are (i) there was significant judgment by management to determine the fair value of these other long-term investments, which in turn led to a high degree of auditor judgment and subjectivity in performing procedures relating to the fair value measurement; (ii) significant audit effort was required in evaluating the audit evidence relating to the discounted cash flow models and the key inputs, including (a) projections of future revenues and earnings for MediaAlpha and PassportCard/DavidShield, and (b) projections of future revenues for Kudu’s largest participation contract; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of certain other long-term investments, including controls over the Company’s valuation techniques and determination of key inputs. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in developing an independent fair value range of each of the aforementioned investments and comparison of management’s estimate to the independently developed range. Developing the independent estimate involved testing the completeness and accuracy of data provided by management and evaluating management’s assumptions related to the key inputs used in those techniques, including (i) projections of future revenues and earnings for MediaAlpha and PassportCard/DavidShield, and (ii) projections of future revenues for Kudu’s largest participation contract.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 2, 2020
We have served as the Company’s auditor since 1999.

SELECTED QUARTERLY FINANCIAL DATA
(Unaudited)

The following table presents selected quarterly financial data for 2019 and 2018. The quarterly financial data includes, in the opinion of management, all recurring adjustments necessary for a fair presentation of the results of operations for the interim periods.
Prior year amounts have been reclassified to conform to the current period’s presentation. Prior year amounts have also been adjusted for the impact of White Mountains’s financial statement revisions.

	2019 Three Months Ended				2018 Three Months Ended
Millions, Except Per Share Amounts	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Revenues	$175.3	$155.5	$129.0	$433.6	$6.0	$198.7	$122.3	$42.1
Expenses	118.8	104.4	113.2	151.9	150.1	154.4	134.7	108.1
Pre-tax income (loss)	56.5	51.1	15.8	281.7	(144.1)	44.3	(12.4)	(66.0)
Tax (expense) benefit	(10.4)	(8.8)	.1	(10.2)	3.6	3.6	(2.5)	(.7)
Income (loss) from continuing operations	46.1	42.3	15.9	271.5	(140.5)	47.9	(14.9)	(66.7)
Net (loss) gain from discontinued operations, net of tax (1)	(.8)	.9	—	.7	—	(17.3)	—	.1
Non-controlling interest in consolidated subsidiaries	15.6	5.5	4.6	12.2	3.0	10.2	18.4	18.6
Income (loss) attributable to White Mountains’s common shareholders	$60.9	$48.7	$20.5	$284.4	$(137.5)	$40.8	$3.5	$(48.0)
Income (loss) attributable to White Mountains’s common shareholders per share:
Basic
Continuing operations	$19.37	$15.01	$6.44	$89.42	$(43.24)	$18.27	$1.02	$(12.85)
Discontinued operations	(.25)	.28	—	.22	—	(5.44)	—	.03
Total consolidated operations	$19.12	$15.29	$6.44	$89.64	$(43.24)	$12.83	$1.02	$(12.82)
Diluted
Continuing operations	$19.37	$15.01	$6.44	$89.42	$(43.24)	$18.27	$1.02	$(12.85)
Discontinued operations	(.25)	.28	—	.22	—	(5.44)	—	.03
Total consolidated operations	$19.12	$15.29	$6.44	$89.64	$(43.24)	$12.83	$1.02	$(12.82)
(1) During 2019 and 2018, net (loss) gain from discontinued operations arose from the tax contingency on the sale of Sirius Group. See Note 19 — “Commitments and Contingencies”.

SCHEDULE I

WHITE MOUNTAINS INSURANCE GROUP, LTD.
SUMMARY OF INVESTMENTS—OTHER THAN
INVESTMENTS IN RELATED PARTIES
At December 31, 2019

Millions	Cost	Carrying Value	Fair Value
Fixed maturity investments:
U.S. Government and agency obligations	$231.7	$232.5	$232.5
Debt securities issued by corporations	454.9	467.2	467.2
Municipal obligations	284.7	297.1	297.1
Mortgage and asset-backed securities	206.6	209.0	209.0
Total fixed maturity investments	1,177.9	1,205.8	1,205.8
Short-term investments	201.2	201.2	201.2
Common equity securities:
Exchange traded funds	436.0	536.4	536.4
Other	117.3	147.5	147.5
Total common equity securities	553.3	683.9	683.9
Other long-term investments	667.4	856.3	856.3
Total investments	$2,599.8	$2,947.2	$2,947.2

Schedules of the Registrant should be read in conjunction with the Consolidated Financial Statements and Notes.

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

CONDENSED BALANCE SHEETS (1)

	December 31,
Millions	2019	2018
Assets:
Cash	$.7	$.7
Fixed maturity investments, at fair value	10.0	—
Common equity securities, at fair value	193.5	335.6
Short-term investments, at amortized cost	66.2	28.0
Other assets	1.9	1.8
Investments in consolidated subsidiaries	2,969.0	2,533.2
Total assets	$3,241.3	$2,899.3
Liabilities:
Payable to subsidiary	$(69.3)	$15.8
Other liabilities	34.7	25.9
Total liabilities (2)	(34.6)	41.7
White Mountains’s common shareholders’ equity	3,261.5	2,843.1
Non-controlling interests	14.4	14.5
Total liabilities and equity	$3,241.3	$2,899.3
(1) These condensed unconsolidated financial statements reflect the results of operations, financial condition and cash flows for the Company. Investments in in which White Mountains holds a controlling financial interest are accounted for using the equity method. Under the equity method, investments in subsidiaries are recorded on the condensed balance sheets at the amount of the Company’s ownership percentage of the subsidiary’s GAAP book value. The income from subsidiaries is reported on a net of tax basis as equity in earnings from consolidated and unconsolidated subsidiaries on the condensed statements of operations and comprehensive income. Capital contributions to and distributions from subsidiaries are presented within investing activities on the condensed statements of cash flows.
(2) As of December 31, 2019 and 2018, White Mountains other liabilities includes $16.5 and $17.3 related to the Sirius tax contingency. See Note 19 — “Commitments and Contingencies”.

Schedules of the Registrant should be read in conjunction with the Consolidated Financial Statements and Notes.

SCHEDULE II (continued)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (1)

	Year Ended December 31,
Millions	2019	2018	2017
Revenues (loss) (including realized and unrealized gains and losses)	$65.0	$(47.7)	$27.3
Expenses	47.1	45.9	99.7
Pre-tax income (loss)	17.9	(93.6)	(72.4)
Income tax expense	(.9)	(2.5)	(1.4)
Net income (loss)	17.0	(96.1)	(73.8)
Net gain (loss) from discontinued operations, net of tax (2)	.8	(17.2)	—
Equity in earnings from consolidated and unconsolidated subsidiaries, net of tax	398.5	(27.4)	701.0	(3)
Net income attributable to non-controlling interests	(1.8)	(.5)	—
Net income (loss) attributable to White Mountains’s common shareholders	414.5	(141.2)	627.2
Other comprehensive (loss) income items, net of tax	(1.4)	(4.5)	3.3
Comprehensive income (loss) attributable to White Mountains’s common shareholders	$413.1	$(145.7)	$630.5

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
(2) During 2019 and 2018, net gain (loss) from discontinued operations includes $0.8 and $(17.3) arising from the tax contingency on the sale of Sirius Group. See Note 19 — “Commitments and Contingencies”.
(3) Equity in earnings from consolidated subsidiaries for the year ended December 31, 2017 includes $577.5 of income from discontinued operations associated primarily with the dispositions of OneBeacon, Sirius Group and Tranzact. See Note 20 — “Held for Sale and Discontinued Operations”.

Schedules of the Registrant should be read in conjunction with the Consolidated Financial Statements and Notes.

SCHEDULE II (continued)
CONDENSED STATEMENTS OF CASH FLOWS (1)(2)

	Year Ended December 31,
Millions	2019	2018	2017
Net income (loss) attributable to White Mountains’s common shareholders	$414.5	$(141.2)	$627.2
Charges (credits) to reconcile net income to net cash from operations:
Net realized and unrealized investment (gains) losses on sales of investments	(61.0)	57.8	(18.5)
Undistributed earnings from subsidiaries	(398.5)	27.4	(701.0)
Net (gain) loss from sale of discontinued operations, net of tax (3)	(.8)	17.2	—
Other non-cash reconciling items, primarily amortization of restricted share and option awards (4)	20.0	34.6	31.1
Accumulated earnings distributed from subsidiary in cash (5)	—	—	1,256.7
Net change in other assets and liabilities (6)	3.0	16.7	(4.9)
Net cash (used for) provided from operations	(22.8)	12.5	1,190.6
Cash flows from investing activities:
Net change in short-term investments(7)	(37.6)	134.0	(24.7)
Purchases of investment securities (8)	(14.8)	(321.2)	(474.7)
Sales and maturities of investment securities(9)	207.9	967.6	367.1
Issuance of debt (to) from subsidiaries (10)	(83.5)	(55.2)	382.0
Repayment of debt to (from) subsidiaries(11)	5.0	31.0	—
Net (contributions to) distributions from subsidiaries (12)(13)	(46.1)	(258.2)	(700.0)
Net cash provided from (used for) investing activities	30.9	498.0	(450.3)
Cash flows from financing activities:
Draw down of revolving line of credit (14)	—	—	350.0
Repayment of revolving line of credit (14)	—	—	(350.0)
Repurchases and retirement of common shares (10)	—	(510.9)	(714.6)
Dividends paid on common shares	(3.2)	(3.8)	(4.6)
Payments of restricted shares withholding taxes	(4.9)	(10.0)	(9.3)
Net cash used for financing activities	(8.1)	(524.7)	(728.5)
Net (decrease) increase in cash during the year	—	(14.2)	11.8
Cash balance at beginning of year	.7	14.9	3.1
Cash balance at end of year	$.7	$.7	$14.9
Supplemental cash flow information: interest paid (14)	$—	$—	$(.6)

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

(3)
During 2019 and 2018, net gain (loss) from sale of discontinued operations includes $0.8 and $(17.3) arising from the tax contingency on the sale of Sirius Group. See Note 19 — “Commitments and Contingencies”.

(4)	For the years ended December 31, 2019, 2018 and 2017, amortization of restricted share awards was $10.5, $13.0 and $14.8.

(5)	During 2017, as part of its liquidation into the Company, LTH transferred $1,256.7 of cash, which included $1,037.6 of the proceeds from the sale of OneBeacon, to the Company.

(6)	For 2019, 2018 and 2017, net change in other assets and liabilities also included a $(6.6), $4.0, and $11.6 net change in (receivables) payables to the Company’s subsidiaries.

(7)	During 2018, the Company had non-cash (purchases) and sales of short-term investments of ($284.6) and $179.2.

(8)
During 2018, the Company had non-cash purchases of investment securities of $603.9, which included $170.5 of fixed maturity securities, $148.8 of common equity securities and $22.7 of other long term investments.

(9)
During 2018, the Company had non-cash sales of investment securities of $1,065.4, which included $373.4 of fixed maturity securities, $490.1 of common equity securities and $22.7 of other long-term investments.

(10)
During 2018, the Company had non-cash issuance of debt of $349.5 to its wholly-owned subsidiary, Guilford Holding, Inc. (“Guilford”). Proceeds of the debt, which included $170.4 of fixed maturity securities and $179.2 of short-term investments, were transferred to Guilford. During 2017, the Company had non-cash issuance of debt from LTH of $94.2. During 2017, the Company used cash proceeds received from the issuance of debt from LTH, primarily to fund repurchases of its common shares.

(11)	During 2018, the Company received non-cash repayments of $22.7 from its wholly-owned subsidiary, Bridge Holdings (“Bridge”) in the form of other long term investments.

(12)
During 2019, the Company made cash contributions of $70.5 and $2.0 to Bridge and its wholly-owned subsidiary, White Mountains Investment Bermuda, Ltd (“WMIB”). During 2018, the Company made non-cash contributions of $350.0 by transferring intercompany debt receivable from Guilford to Bridge. Also during 2018, the Company made a non-cash contribution of $1.0 by transferring intercompany debt receivable from White Mountains Investment, Ltd. (Luxembourg) (“White Mountains Investments”), a wholly-owned subsidiary of Bridge, to Bridge. During 2018, the Company made cash contributions of $255.3 and $2.9 to Bridge and White Mountains Investments. During 2017, the Company made cash contributions of $700.0 to Guilford.

(13)
During 2019, the Company received cash distributions of $24.4 and $1.9 from WMIB and the Company’s subsidiary, HG Global Ltd. During 2017, the Company received non-cash distributions of $1,238.9 from LTH, prior to its liquidation. The distribution was completed through the transfer of fixed maturity investments and common equity securities.

(14)	The WTM Bank Facility was a direct obligation of the Registrant as of December 31, 2017 and was terminated on May 8, 2018. See Note 5 — “Debt”.
Schedules of the Registrant should be read in conjunction with the Consolidated Financial Statements and Notes.

SCHEDULE III

WHITE MOUNTAINS INSURANCE GROUP, LTD.
SUPPLEMENTARY INSURANCE INFORMATION (1)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J	Column K
Millions Segment	Deferred Acqui- sition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premiums Earned	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written
Years ended:

December 31, 2019
HG Global/ BAM	$22.1	$—	$198.4	$—	$16.3	$21.6	$—	$5.7	$.4	$38.7
Other Operations (2)	—	—	—	—	—	—	—	—	—	—
December 31, 2018
HG Global/ BAM	19.0	—	176.0	—	13.9	16.7	—	5.3	.4	52.9
Other Operations (2)	—	—	—	—	—	—	—	—	—	—
December 31, 2017
HG Global/ BAM	14.8	—	136.8	—	9.4	12.3	—	4.0	.4	63.2
Other Operations (2)(3)	—	—	—	—	1.0	—	1.1	.1	—	.9
(1) Schedule excludes activity related to OneBeacon and Sirius Group for the year ended December 31, 2017. See Note 20 — “Held for Sale and Discontinued Operations”.
(2) The amounts shown exclude net investment income relating to non-insurance operations of $43.4, $42.3 and $43.7 for the twelve months ended December 31, 2019, 2018 and 2017, respectively.
(3) The Other Operations amounts shown relate to SSIE. White Mountains completed the sale of SSIE on March 7, 2017. See Note 20 — “Held for Sale and Discontinued Operations”.

Schedules of the Registrant should be read in conjunction with the Consolidated Financial Statements and Notes.

SCHEDULE IV

WHITE MOUNTAINS INSURANCE GROUP, LTD.
REINSURANCE (1)

Column A	Column B	Column C	Column D	Column E	Column F
$ in Millions Premiums Earned	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year ended:
December 31, 2019
HG Global/BAM	$13.6	$—	$2.7	$16.3	16.6%
Other Operations	—	—	—	—	—
December 31, 2018
HG Global/BAM	13.6	—	.3	13.9	2.2
Other Operations	—	—	—	—	—
December 31, 2017
HG Global/BAM	9.4	—	—	9.4	—
Other Operations (2)	1.0	—	—	1.0	—

(1)	Schedule excludes activity related to OneBeacon and Sirius Group for the year ended December 31, 2017. See Note 20 — “Held for Sale and Discontinued Operations”.

(2)	The Other Operations amounts shown relate to SSIE. White Mountains completed the sale of SSIE on March 7, 2017. See Note 20 — “Held for Sale and Discontinued Operations”.

Schedules of the Registrant should be read in conjunction with the Consolidated Financial Statements and Notes.