Form 10-K/A
period 2019-12-31
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2020-03-30
CIK 776867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

EXPLANATORY NOTE

This Amendment No 1. on Form 10-K/A (the “Amendment”) is filed by White Mountains Insurance Group, Ltd. (“White Mountains” or the “Company”) to amend its Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”) filed on March 2, 2020. The purpose of the Amendment is to amend Part IV, Item 15 of the 2019 Form 10-K to include the audited consolidated financial statements of QL Holdings, LLC (“MediaAlpha”) as of December 31, 2019 and for the period from February 26, 2019 through December 31, 2019, and to include the consolidated financial statements of MediaAlpha as of and for the years ended December 31, 2019 and 2018 (not covered by the Independent Auditor's Report). MediaAlpha became an equity method eligible investee on February 26, 2019 and was significant under the income test of Rule 3-09 for the period from February 26, 2019 through December 31, 2019. No other items of the 2019 Form 10-K are amended in the Form 10-K/A.

PART IV

ITEM 15.    Exhibits and Financial Statement Schedules

b.                                       Exhibits

Exhibit Number	Name
23.1	Consent of PricewaterhouseCoopers, LLP for QL Holdings, LLC (*)
31.1	Principal Executive Officer Certification Pursuant to Rule 13a-14(a) (*)
31.2	Principal Financial Officer Certification Pursuant to Rule 13a-14(a) (*)
32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
99.1
QL Holdings, LLC and Subsidiary Consolidated Financial Statements as of December 31, 2019 and for the Period From February 26, 2019 through December 31, 2019 and Report of Independent Auditors (*) (**)

99.2
QL Holdings, LLC and Subsidiary Consolidated Financial Statements as of December 31, 2019 and 2018 and for the Years Ended December 31, 2019 and 2018 (not covered by the Independent Auditor's Report) (*) (***)

101	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(*)	Included herein.

(**)
Exhibit 99.1 to this Form 10-K/A is being filed to provide audited financial statements and the related footnotes as of December 31, 2019 and for the period from February 26, 2019 through December 31, 2019 of MediaAlpha in accordance with SEC Rule 3-09 of Regulation S-X. The management of MediaAlpha is solely responsible for the form and content of the MediaAlpha financial statements. White Mountains has no responsibility for the form or content of the MediaAlpha financial statements since it does not control MediaAlpha.

(***)
Exhibit 99.2 to this Form 10-K/A is being filed to provide financial statements and related footnotes as of December 31, 2019 and 2018 and for the years ended December 31, 2019 and 2018 of MediaAlpha for comparative purposes. These financial statements are not covered by the Independent Auditor's Report. White Mountains has no responsibility for the form or content of the MediaAlpha financial statements since it does not control MediaAlpha.

c.	Financial Statement Schedules and Separate Financial Statements of Subsidiaries Not Consolidated and Fifty Percent or Less Owned Persons

Item 15.c has been amended to include the audited consolidated financial statements of MediaAlpha as of December 31, 2019 and for the period from February 26, 2019 through December 31, 2019, and to include the consolidated financial statements of MediaAlpha as of and for the years ended December 31, 2019 and 2018 (not covered by the Independent Auditor's Report).

As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), updated certifications by the Principal Executive Officer and Principal Financial Officer are filed as exhibits to the Amendment.

We make no attempt in this filing to update matters in the 2019 Form 10-K for any other activities or events occurring after the original filing date; neither do we change any previously reported financial results of operations or any disclosures contained in that document except to the extent expressly provided herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHITE MOUNTAINS INSURANCE GROUP, LTD.

Date: March 30, 2020            By: /s/ J. BRIAN PALMER
J. Brian Palmer
Managing Director and Chief Accounting Officer

3