Form 10-Q
period 2020-03-31
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2020-05-08
CIK 776867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2020

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
Commission file number 1-8993

WHITE MOUNTAINS INSURANCE GROUP, LTD.
(Exact name of Registrant as specified in its charter)

Bermuda
(State or other jurisdiction of incorporation or organization)	94-2708455
23 South Main Street,	(I.R.S. Employer Identification No.)
Hanover,	03755-2053
New Hampshire	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (603) 640-2200
Registrant’s former address: 80 South Main Street, Hanover, New Hampshire 03755-2053
 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, par value $1.00	WTM	New York Stock Exchange
per share		Bermuda Stock Exchange
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No   ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes   ☒    No   ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 6, 2020, 3,105,038 common shares with a par value of $1.00 per share were outstanding (which includes 43,105 restricted common shares that were not vested at such date).

WHITE MOUNTAINS INSURANCE GROUP, LTD.

Part I.FINANCIAL INFORMATION.

Item 1.	Financial Statements
WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
Millions, except share and per share amounts
Assets	Unaudited
Financial Guarantee (HG Global/BAM)
Fixed maturity investments, at fair value	$818.2	$799.3
Short-term investments, at fair value	24.5	46.3
Total investments	842.7	845.6
Cash	10.5	24.2
Insurance premiums receivable	6.8	6.7
Deferred acquisition costs	23.3	22.1
Accrued investment income	5.5	5.4
Other assets	15.4	20.0
Total Financial Guarantee assets	904.2	924.0

Specialty Insurance Distribution (NSM)
Cash (restricted $64.9 and $56.3)	89.7	89.7
Premiums and commissions receivable	71.5	70.8
Goodwill and other intangible assets	615.2	623.0
Other assets	46.5	41.7
Total Specialty Insurance Distribution assets	822.9	825.2

Asset Management (Kudu)
Short-term investments, at fair value	.1	.1
Other long-term investments	262.7	266.5
Total investments	262.8	266.6
Cash	7.7	5.8
Accrued investment income	5.6	5.8
Goodwill and other intangible assets	9.5	9.6
Other assets	2.8	2.7
Total Asset Management assets	288.4	290.5

Other Operations
Fixed maturity investments, at fair value	394.1	406.5
Short-term investments, at fair value	113.0	154.8
Common equity securities, at fair value	523.7	683.9
Other long-term investments	542.9	589.8
Total investments	1,573.7	1,835.0
Cash	28.5	41.3
Accrued investment income	7.3	5.7
Accounts receivable on unsettled investment sales	58.1	5.1
Goodwill and other intangible assets	22.1	22.1
Other assets	31.5	31.3
Assets held for sale	3.0	3.0
Total Other Operations assets	1,724.2	1,943.5
Total assets	$3,739.7	$3,983.2
See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	March 31, 2020	December 31, 2019
Millions, except share and per share amounts
Liabilities	Unaudited
Financial Guarantee (HG Global/BAM)
Unearned insurance premiums	$202.7	$198.4
Accrued incentive compensation	9.7	21.7
Other liabilities	26.4	26.7
Total Financial Guarantee liabilities	238.8	246.8

Specialty Insurance Distribution (NSM)
Debt	218.4	219.2
Premiums payable	110.8	102.3
Contingent consideration earnout liabilities	13.4	20.6
Other liabilities	61.1	59.0
Total Specialty Insurance Distribution liabilities	403.7	401.1

Asset Management (Kudu)
Debt	65.7	53.6
Other liabilities	1.4	3.4
Total Asset Management liabilities	67.1	57.0

Other Operations
Debt	10.6	10.7
Accrued incentive compensation	11.7	55.1
Accounts payable on unsettled investment purchases	1.0	—
Other liabilities	47.7	67.8
Total Other Operations liabilities	71.0	133.6
Total liabilities	780.6	838.5

Equity
White Mountains’s common shareholders’ equity
White Mountains’s common shares at $1 par value per share—authorized 50,000,000 shares; issued and outstanding 3,135,005 and 3,185,353 shares and paid-in surplus	589.3	596.3
Paid-in surplus
Retained earnings	2,498.0	2,672.4
Accumulated other comprehensive loss, after-tax:
Net unrealized foreign currency translation and interest rate swap losses	(10.6)	(7.2)
Total White Mountains’s common shareholders’ equity	3,076.7	3,261.5
Non-controlling interests	(117.6)	(116.8)
Total equity	2,959.1	3,144.7
Total liabilities and equity	$3,739.7	$3,983.2
See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
Millions	2020	2019
Revenues:
Financial Guarantee (HG Global/BAM)
Earned insurance premiums	$5.4	$4.2
Net investment income	5.5	5.3
Net realized and unrealized investment gains	6.1	11.8
Other revenues	.5	.6
Total Financial Guarantee revenues	17.5	21.9

Specialty Insurance Distribution (NSM)
Commission revenues	53.0	43.3
Other revenues	12.0	6.0
Total Specialty Insurance Distribution revenues	65.0	49.3

Asset Management (Kudu)
Net investment income	7.3	—
Net realized and unrealized investment losses	(24.8)	—
Other revenues	.1	—
Total Asset Management revenues	(17.4)	—

Marketing Technology (MediaAlpha)
Advertising and commission revenues	—	48.8
Other revenues	—	—
Total Marketing Technology revenues	—	48.8

Other Operations
Net investment income	10.1	10.7
Net realized and unrealized investment (losses) gains	(138.0)	119.1
Realized gain and unrealized investment gain from the MediaAlpha Transaction	—	182.2
Advertising and commission revenues	2.1	1.3
Other revenues	1.5	.3
Total Other Operations revenues	(124.3)	313.6
Total revenues	$(59.2)	$433.6

CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(Unaudited)

	Three Months Ended March 31,
Millions	2020	2019
Expenses:
Financial Guarantee (HG Global/BAM)
Insurance acquisition expenses	$1.7	$1.3
General and administrative expenses	14.7	14.4
Total Financial Guarantee expenses	16.4	15.7

Specialty Insurance Distribution (NSM)
General and administrative expenses	39.6	25.3
Broker commission expenses	18.3	15.5
Change in fair value of contingent consideration earnout liabilities	(.6)	1.3
Amortization of other intangible assets	4.8	5.0
Interest expense	4.3	3.7
Total Specialty Insurance Distribution expenses	66.4	50.8

Asset Management (Kudu)
General and administrative expenses	2.5	—
Amortization of other intangible assets	.1	—
Interest expense	1.4	—
Total Asset Management expenses	4.0	—

Marketing Technology (MediaAlpha)
Cost of sales	—	40.6
General and administrative expenses	—	12.5
Amortization of other intangible assets	—	1.6
Interest expense	—	.2
Total Marketing Technology expenses	—	54.9

Other Operations
Cost of sales	2.0	1.1
General and administrative expenses	17.5	29.4
Amortization of other intangible assets	.2	—
Interest expense	.3	—
Total Other Operations expenses	20.0	30.5
Total expenses	106.8	151.9

Pre-tax (loss) income from continuing operations	(166.0)	281.7
Income tax benefit (expense)	25.5	(10.2)
Net (loss) income from continuing operations	(140.5)	271.5
Net gain from sale of discontinued operations, net of tax	.9	.7
Net (loss) income	(139.6)	272.2
Net loss attributable to non-controlling interests	10.8	12.2
Net (loss) income attributable to White Mountains’s common shareholders	$(128.8)	$284.4
See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
Millions	2020	2019
Net (loss) income attributable to White Mountains’s common shareholders	$(128.8)	$284.4
Other comprehensive loss, net of tax	(3.4)	(.3)
Comprehensive (loss) income	(132.2)	284.1
Comprehensive loss attributable to non-controlling interests	—	—
Comprehensive (loss) income attributable to White Mountains’s common shareholders	$(132.2)	$284.1

Loss (earnings) per share attributable to White Mountains’s common shareholders:

Basic (loss) earnings per share
Continuing operations	$(40.82)	$89.42
Discontinued operations	.28	.22
Total consolidated operations	$(40.54)	$89.64
Diluted (loss) earnings per share
Continuing operations	$(40.82)	$89.42
Discontinued operations	.28	.22
Total consolidated operations	$(40.54)	$89.64
Dividends declared and paid per White Mountains’s common share	$1.00	$1.00
See Notes to Consolidated Financial Statements.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	White Mountains’s Common Shareholders’ Equity
Millions	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Non-controlling interest	Total Equity
Balance at January 1, 2020	$596.3	$2,672.4	$(7.2)	$3,261.5	$(116.8)	$3,144.7
Net loss	—	(128.8)	—	(128.8)	(10.8)	(139.6)
Net change in foreign currency translation and other	—	—	(3.4)	(3.4)	—	(3.4)
Total comprehensive loss	—	(128.8)	(3.4)	(132.2)	(10.8)	(143.0)
Dividends declared on common shares	—	(3.2)	—	(3.2)	—	(3.2)
Dividends to non-controlling interests	—	—	—	—	(.5)	(.5)
Repurchases and retirements of common shares	(12.1)	(42.4)	—	(54.5)	—	(54.5)
Capital contributions from BAM members, net of tax	—	—	—	—	10.0	10.0
Net contributions from other non-controlling interests	—	—	—	—	.5	.5
Amortization of restricted share awards	5.1	—	—	5.1	—	5.1
Balance at March 31, 2020	$589.3	$2,498.0	$(10.6)	$3,076.7	$(117.6)	$2,959.1

	White Mountains’s Common Shareholders’ Equity
Millions	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Non-controlling interest	Total Equity
Balance at January 1, 2019	$584.0	$2,264.9	$(5.8)	$2,843.1	$(124.9)	$2,718.2
Net income (loss)	—	284.4	—	284.4	(12.2)	272.2
Net change in foreign currency translation and other	—	—	(.3)	(.3)	—	(.3)
Total comprehensive income (loss)	—	284.4	(.3)	284.1	(12.2)	271.9
Dividends declared on common shares	—	(3.2)	—	(3.2)	—	(3.2)
Dividends to non-controlling interests	—	—	—	—	(.5)	(.5)
Repurchases and retirements of common shares	(1.0)	(3.8)	—	(4.8)	—	(4.8)
Capital contributions from BAM members, net of tax	—	—	—	—	6.8	6.8
Net contributions from other non-controlling interests	—	—	—	—	.7	.7
Amortization of restricted share awards	2.5	—	—	2.5	—	2.5
Recognition of equity-based units of subsidiary	.3	—	—	.3	—	.3
Effect of deconsolidation of MediaAlpha	—	—	—	—	(13.8)	(13.8)
Acquisition of non-controlling interests	—	—	—	—	.2	.2
Balance at March 31, 2019	$585.8	$2,542.3	$(6.1)	$3,122.0	$(143.7)	$2,978.3
See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
Millions	2020	2019
Cash flows from operations:
Net (loss) income	$(139.6)	$272.2
Adjustments to reconcile net income to net cash used for operations:
Net realized and unrealized investment losses (gains)	156.7	(245.6)
Realized gain from the MediaAlpha Transaction	—	(66.2)
Deferred income tax (benefit) expense	(27.9)	7.5
Net gain from sale of discontinued operations, net of tax	(.9)	(.7)
Amortization of restricted share and option awards	5.1	2.8
Amortization and depreciation	7.1	8.3
Other operating items:
Net change in premiums and commissions receivable	(.7)	(7.9)
Net change in premiums payable	8.5	16.2
Net change in unearned insurance premiums	4.3	3.6
Net change in deferred acquisition costs	(1.2)	(.6)
Net change in restricted cash	8.6	10.8
Investments in asset management firms - Kudu	(21.0)	—
Net change in other assets and liabilities, net	(58.8)	(41.5)
Net cash used for operations	(59.8)	(41.1)
Cash flows from investing activities:
Net change in short-term investments	63.9	(55.3)
Sales of fixed maturity and convertible investments	116.1	93.0
Maturities, calls and paydowns of fixed maturity and convertible investments	58.9	25.6
Sales of common equity securities	40.3	136.5
Distributions and redemptions of other long-term investments and settlements of forward contracts	64.1	1.9
Purchases of other long-term investments	(10.9)	(60.6)
Purchases of common equity securities	(20.9)	(4.6)
Purchases of fixed maturity and convertible investments	(180.1)	(152.3)
Purchases of consolidated subsidiaries, net of cash acquired of $0.4	—	(9.6)
Other investing activities, net	(50.9)	(17.4)
Net cash provided from (used for) investing activities	80.5	(42.8)
Cash flows from financing activities:
Draw down of debt and revolving line of credit	12.0	106.5
Repayment of debt and revolving line of credit	(1.0)	(14.8)
Cash dividends paid to the Company’s common shareholders	(3.2)	(3.2)
Common shares repurchased	(47.8)	—
Distribution to non-controlling interest shareholders	(.7)	(27.6)
Payments on contingent consideration earnout liability	(6.4)	—
Repurchase of shares from non-controlling interest shareholders	—	(21.1)
Proceeds from issuance of shares to non-controlling interest shareholders	—	62.7
Capital contributions to non-controlling interest shareholders	.4	.7
Capital contributions from BAM members	10.0	7.9
Fidus Re premium payment	(.8)	(.7)
Restricted share statutory withholding tax payments	(6.7)	(4.9)
Net cash (used for) provided from financing activities	(44.2)	105.5
Effect of exchange rate changes on cash	(1.1)	.3
Net change in cash during the period - continuing operations, including the effect of exchange rate changes	(24.6)	21.9
Cash balances at beginning of period (includes restricted cash balances of $56.3 and $50.0)	161.0	110.3
Cash balances at end of period (includes restricted cash balances of $64.9 and $60.8)	$136.4	$132.2
Supplemental cash flows information:
Interest paid	$(5.2)	$(3.7)
Net income tax refunds	$—	$—

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The Company is an exempted Bermuda limited liability company whose principal businesses are conducted through its subsidiaries and other affiliates. The Company’s headquarters is located at 26 Reid Street, Hamilton, Bermuda HM 11, its principal executive office is located at 23 South Main Street, Hanover, New Hampshire 03755-2053 and its registered office is located at Clarendon House, 2 Church Street, Hamilton, Bermuda HM 11. The Company’s website is located at www.whitemountains.com. The information contained on White Mountains’s website is not incorporated by reference into, and is not a part of, this report.
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
Intercompany transactions have been eliminated in consolidation. These interim financial statements include all adjustments considered necessary by management to fairly state the financial position, results of operations and cash flows of White Mountains. These interim financial statements may not be indicative of financial results for the full year and should be read in conjunction with the Company’s 2019 Annual Report on Form 10-K.

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

Reportable Segments
White Mountains has determined its reportable segments based on the nature of the underlying businesses, the manner in which the Company’s subsidiaries and affiliates are organized and managed and the organization of the financial information provided to the chief operating decision maker to assess performance and make decisions regarding allocation of resources. As of March 31, 2020, White Mountains’s reportable segments were HG Global/BAM, NSM, Kudu and Other Operations. As a result of the MediaAlpha Transaction, White Mountains no longer consolidated MediaAlpha, and consequently it was no longer a reportable segment. See Note 13 — “Segment Information”.
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
As of March 31, 2020 and December 31, 2019, White Mountains owned 96.9% of HG Global’s preferred equity and 88.4% of its common equity. White Mountains does not have an ownership interest in BAM. However, White Mountains is required to consolidate BAM’s results in its financial statements because BAM is a VIE for which White Mountains is the primary beneficiary. BAM’s results are attributed to non-controlling interests.
The NSM segment consists of NSM Insurance HoldCo, LLC and its subsidiaries (collectively, “NSM”). NSM is a full-service managing general underwriting agency (“MGU”) and program administrator for specialty property and casualty insurance. The company places insurance in niche sectors such as specialty transportation, real estate, social services and pet health insurance. On behalf of its insurance carrier partners, NSM manages all aspects of the placement process, including product development, marketing, underwriting, policy issuance and claims. NSM earns commissions based on the volume and profitability of the insurance that it places. NSM does not take insurance risk. As of March 31, 2020 and December 31, 2019, White Mountains owned 96.4% of the basic units outstanding of NSM (88.4% on a fully diluted, fully converted basis). See Note 2 — “Significant Transactions”.
The Kudu segment consists of Kudu Investment Management, LLC and its subsidiaries (collectively “Kudu”), a capital solutions provider for asset management firms. Kudu provides capital solutions for boutique asset managers for a variety of purposes including generational ownership transfers, management buyouts, acquisition and growth finance and legacy partner liquidity. Kudu also provides strategic assistance to investees from time to time. Kudu’s capital solutions typically are structured as minority preferred equity stakes with distribution rights, typically tied to gross revenues and designed to generate immediate strong, stable cash yields. On April 4, 2019, White Mountains acquired the ownership interests in Kudu held by certain funds managed by Oaktree Capital Management, L.P. (“Oaktree”) for cash consideration of $81.4 million.  In addition, White Mountains assumed all of Oaktree’s unfunded capital commitments to Kudu, increasing White Mountains’s total capital commitment to $250.0 million (the “Kudu Transaction”). As a result of the Kudu Transaction, White Mountains’s basic unit ownership of Kudu increased from 49.5% to 99.1% (42.7% to 85.4% on a fully diluted, fully converted basis), and White Mountains began consolidating Kudu in its financial statements during the second quarter of 2019. During the fourth quarter of 2019, White Mountains increased its total capital commitment to Kudu by an additional $100.0 million to $350.0 million and, Kudu obtained a committed $125.0 million credit facility. See Note 2 — “Significant Transactions”.
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

The MediaAlpha segment consisted of QL Holdings LLC and its wholly-owned subsidiary QuoteLab, LLC (collectively “MediaAlpha”). MediaAlpha is a marketing technology company that enables the programmatic buying and selling of vertical-specific, performance-based media between advertisers (buyers of advertising inventory) and publishers (sellers of advertising inventory). On February 26, 2019, MediaAlpha completed the sale of a significant minority stake to Insignia Capital Group in connection with a recapitalization and cash distribution to existing equityholders (the “MediaAlpha Transaction”). White Mountains deconsolidated MediaAlpha as a result of the MediaAlpha Transaction and no longer reports it as a segment. White Mountains’s consolidated statement of comprehensive income and its segment disclosures include MediaAlpha’s results of operations through the date of the MediaAlpha Transaction. See Note 2 — “Significant Transactions”.

Discontinued Operations and Assets Held for Sale
White Mountains has classified its Guilford, Connecticut property, which consists of an office building and adjacent land, as held for sale as of March 31, 2020 and December 31, 2019. The property has been measured at its estimated fair value, net of disposal costs. See Note 17 — “Held for Sale and Discontinued Operations”.

Derivatives
From time to time, White Mountains holds derivative financial instruments for risk management purposes. White Mountains recognizes all derivatives as either assets or liabilities, measured at fair value, on the consolidated balance sheet. Changes in the fair value of derivative instruments that meet the criteria for hedge accounting are recognized in other comprehensive income and reclassified into current period pre-tax income when the hedged items are recognized therein. Changes in the fair value of derivative instruments that do not meet the criteria for hedge accounting are recognized in current period pre-tax income.
As of March 31, 2020 and December 31, 2019, NSM holds an interest rate swap derivative instrument that meets the criteria for hedge accounting. See Note 7 — “Derivatives”.

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

Significant Accounting Policies

Refer to the Notes to Consolidated Financial Statements in the Company’s 2019 Annual Report on Form 10-K for a complete discussion regarding White Mountains’s significant accounting policies.

Recently Adopted Changes in Accounting Principles

Income Taxes
On January 1, 2020, White Mountains adopted ASU 2019-12, Simplifying the Accounting for Income Taxes (ASC 740), which removes exceptions to standard guidance. Under the new guidance non-income-based taxes, such as franchise taxes, will be reported within pre-tax income rather than being included in income taxes. In addition, the new guidance eliminates the exception to the incremental approach for interperiod tax allocation, which previously allowed consideration of the tax effects of items such as discontinued operations and items recognized through other comprehensive income.
For periods subsequent to the adoption of ASU 2019-12, White Mountains records both the tax expense related to BAM’s members surplus contributions (“MSC”) and the related valuation allowance on such taxes through the non-controlling interest equity.  Prior to the adoption of ASU 2019-12, White Mountains recorded the tax expense related to BAM’s MSC directly to non-controlling interest equity, while the valuation allowance on such taxes was recorded through the income statement.

Goodwill
On January 1, 2020, White Mountains adopted ASU 2017-04, Simplifying the Test for Goodwill Impairment (ASC 350), which changes the guidance on goodwill impairment testing. Under the new guidance, the qualitative assessment of the recoverability of goodwill remains the same. However, the second step that requires a quantitative review of the estimated fair value of the individual assets and liabilities compared to the carrying value of the goodwill is no longer required if the qualitative assessment is sufficient to indicate that there is no impairment. White Mountains did not recognize an impairment in goodwill during the quarter ended March 31, 2020 and accordingly, adoption of ASU 2017-04 had no impact on White Mountains’s financial statements.

Credit Losses
On January 1, 2020, White Mountains adopted ASU 2016-13, Measurement of Credit Losses on Financial Instruments (ASC 326), which establishes new guidance for the recognition of credit losses for financial assets measured at amortized cost. The new ASU requires reporting entities to estimate the credit losses expected over the life of a credit exposure using historical information, current information and reasonable and supportable forecasts that affect the collectability of the financial asset. White Mountains measures its portfolio of investment securities at fair value with changes therein recognized through current period earnings and, accordingly, adoption of ASU 2016-13 had no impact on White Mountains’s financial statements

Leases
On January 1, 2019, White Mountains adopted ASU 2016-02, Leases (ASC 842), which requires lessees to recognize lease assets and liabilities on the balance sheet for both operating and financing leases, with the exception of leases with an original term of 12 months or less. White Mountains elected the optional transition method that permits prospective adoption with recognition of a cumulative effect adjustment to the opening balance of retained earnings. As a result, White Mountains has presented comparative periods prior to adoption in accordance with previous lease accounting guidance. White Mountains also elected all available practical expedients permitted under ASC 842, which allowed White Mountains to carryforward its historical lease classification and not reassess leases for the definition of a lease under the new guidance. As of January 1, 2019, White Mountains recognized $23.2 million for both the lease right-of-use assets and lease liabilities. As of March 31, 2020, White Mountains recognized $22.9 million and $23.2 million of lease right-of-use assets and lease liabilities. Adoption of ASU 2016-02 did not result in an adjustment to opening retained earnings.

Premium Amortization on Callable Debt Securities
On January 1, 2019, White Mountains adopted ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities (ASC 310-20), which changes the amortization period for certain purchased callable debt securities. Under the new guidance, for investments in callable debt securities held at a premium, the premium is amortized over the period to the earliest call date. The new guidance does not change the amortization period for callable debt securities held at a discount. Adoption of ASU 2017-08 had no impact on White Mountains’s financial statements.

Note 2. Significant Transactions

Acquisitions

Elementum
On May 31, 2019, White Mountains acquired a 30.0% limited partnership interest in Elementum, a third-party registered investment adviser specializing in natural catastrophe insurance-linked securities (“ILS”), for $55.1 million (the “Elementum Transaction”). Elementum manages separate accounts and pooled investment vehicles across various ILS sectors, including catastrophe bonds, collateralized reinsurance investments and industry loss warranties, on behalf of third-party clients. As part of the Elementum Transaction, White Mountains also committed to invest $50.0 million in ILS funds managed by Elementum. As of March 31, 2020, White Mountains had $46.2 million invested into four Elementum-managed funds.
White Mountains has elected to use the fair value option for its investments in Elementum and the ILS funds managed by Elementum. Both the investment in Elementum and the investments in ILS funds managed by Elementum are included within other long-term investments.

NSM
On May 11, 2018, White Mountains acquired a 95.0% basic units ownership interest in NSM (83.6% on a fully diluted, fully converted basis). White Mountains paid $274.2 million of cash consideration for its equity interest in NSM, and NSM borrowed $100.0 million in new debt as part of the transaction.
On May 18, 2018, NSM acquired 100% of Fresh Insurance Services Group Limited (“Fresh Insurance”). Fresh Insurance is an insurance broker that offers non-standard personal lines products in the United Kingdom. NSM paid $49.6 million of upfront cash consideration for Fresh Insurance. NSM borrowed $51.0 million to fund the transaction. During the three months ended March 31, 2019, NSM paid a purchase price adjustment of an additional $0.7 million of consideration. The purchase price is subject to additional adjustments based upon growth in EBITDA during two earnout periods, one which ended in February 2020 and one ending in February 2022.
On December 3, 2018, NSM acquired all the net assets of KBK Insurance Group, Inc. (“KBK”), a specialized MGU focused on the towing and transportation space. NSM paid $60.0 million of upfront cash consideration for KBK. White Mountains contributed $29.0 million to NSM and NSM borrowed $30.1 million to fund the transaction. As of December 31, 2018, White Mountains had recognized $59.4 million of goodwill and other intangible assets, reflecting acquisition date fair values. During the three months ended March 31, 2019, NSM recorded a purchase price adjustment of $5.9 million relating to the fair value of the contingent consideration earnout liability in connection with the acquisition, which was not previously determined. As of March 31, 2019, White Mountains determined that the relative values of goodwill and other intangible assets recorded in connection with the KBK transaction were $32.6 million and $32.7 million, reflecting acquisition date fair value. The purchase price is subject to additional adjustments based upon growth in EBITDA during three earn out periods, one which ended in December 2019, one ending in December 2020 and one ending in December 2021.
On April 1, 2019, NSM acquired 100% of Embrace Pet Insurance (“Embrace”), a nationwide provider of pet health insurance for dogs and cats. NSM paid $71.5 million, of cash consideration, net of cash acquired, for Embrace. White Mountains contributed $58.2 million to NSM and NSM borrowed $20.4 million to fund the transaction. White Mountains recognized $52.2 million of goodwill and $15.4 million of other intangible assets, reflecting acquisition date fair values.
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
As of March 31, 2020 and December 31, 2019, NSM recorded total contingent consideration earnout liabilities of $13.4 million and $20.6 million. The contingent consideration earnout liabilities primarily related to the Fresh Insurance and KBK acquisitions are subject to adjustments based upon EBITDA, EBITDA projections, and present value factors for acquired entities. For the three months ended March 31, 2020 and 2019, NSM recognized pre-tax (income) expense of $(0.6) million and $1.3 million for the change in the fair value of its contingent consideration earnout liabilities. Any future adjustments to contingent consideration earnout liabilities under the agreements will also be recognized through pre-tax income. For the three months ended March 31, 2020, NSM paid $6.4 million related to KBK’s contingent consideration earnout liabilities. There were no payments for the three months ended March 31, 2019.

Kudu
On February 5, 2018, White Mountains entered into an agreement to fund up to $125.0 million in Kudu in exchange for a 49.5% basic units ownership interest in Kudu (42.7% on a fully diluted, fully converted basis). On April 4, 2019, White Mountains acquired the ownership interests in Kudu held by certain funds managed by Oaktree for cash consideration of $81.4 million. In addition, White Mountains assumed all of Oaktree’s unfunded capital commitments to Kudu, increasing White Mountains’s total capital commitment to $250.0 million. White Mountains recognized total assets acquired of $155.5 million, including $7.6 million of goodwill and $2.2 million of other intangible assets, total liabilities assumed of $0.8 million and non-controlling interest of $1.5 million.
As a result of the Kudu Transaction, White Mountains’s basic unit ownership of Kudu increased from 49.5% to 99.1% (42.7% to 85.4% on a fully diluted, fully converted basis), and White Mountains began consolidating Kudu as a reportable segment in its financial statements during the second quarter of 2019. White Mountains’s consolidated financial statements and its segment disclosures include Kudu’s results from April 4, 2019, the date of the Kudu Transaction. For periods prior to the Kudu Transaction, White Mountains determined that Kudu was a VIE, but White Mountains was not the primary beneficiary. In those periods, White Mountains elected to use the fair value option.
During the fourth quarter of 2019, White Mountains increased its total capital commitment to Kudu by $100.0 million to $350.0 million, of which $122.5 million and $129.0 million was undrawn as of March 31, 2020 and December 31, 2019. During the fourth quarter of 2019, Kudu obtained a committed $125.0 million credit facility, of which $56.0 million and $68.0 million was undrawn as of March 31, 2020 and December 31, 2019. See Note 5 — “Debt”.

Dispositions

MediaAlpha
On February 26, 2019, MediaAlpha completed the MediaAlpha Transaction. White Mountains received net cash proceeds of $89.3 million from the MediaAlpha Transaction.
White Mountains recognized a realized gain of $67.5 million and reduced its ownership interest to 48.3% of the basic units outstanding of MediaAlpha (42.0% on a fully diluted, fully converted basis) as a result of the MediaAlpha Transaction. White Mountains’s remaining ownership interest in MediaAlpha no longer meets the criteria for a controlling ownership interest and, accordingly, White Mountains deconsolidated MediaAlpha on February 26, 2019. White Mountains’s consolidated statement of operations and comprehensive income and its segment disclosures include MediaAlpha’s results of operations for the period from January 1, 2019 through February 26, 2019. Upon deconsolidation, White Mountains’s investment in MediaAlpha met the criteria to be accounted for under the equity method or under the fair value option. See Note 14 — “Equity-Method Eligible Investments”. White Mountains elected the fair value option and the investment in MediaAlpha was initially measured at its estimated fair value of $114.7 million as of the transaction date, with the change in fair value of $114.7 million recognized as an unrealized investment gain. White Mountains recognized a total of $182.2 million of realized gain and unrealized investment gain on the MediaAlpha Transaction.

Note 3.  Investment Securities

White Mountains’s portfolio of investment securities held for general investment purposes consists of fixed maturity investments, short-term investments, common equity securities and other long-term investments, which are classified as trading securities. Trading securities are reported at fair value as of the balance sheet date.  Net realized and unrealized investment gains (losses) on trading securities are reported in pre-tax revenues.
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
Realized investment gains (losses) resulting from sales of investment securities are accounted for using the specific identification method. Premiums and discounts on all fixed maturity investments are amortized or accreted to income over the anticipated life of the investment. Short-term investments consist of interest-bearing money market funds, certificates of deposit and other securities, which at the time of purchase, mature or become available for use within one year.  Short-term investments are carried at amortized or accreted cost, which approximated fair value as of March 31, 2020 and December 31, 2019.
Other long-term investments consist primarily of unconsolidated entities, including Kudu’s non-controlling equity interests in the form of revenue and earnings participation contracts (“Participation Contracts”), private equity funds, hedge funds, ILS funds and private debt instruments.

Net Investment Income

White Mountains’s net investment income is comprised primarily of interest income associated with White Mountains’s fixed maturity investments and short-term investments and dividend income from its common equity securities and other long-term investments.
The following table presents pre-tax net investment income for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
Millions	2020	2019
Fixed maturity investments	$8.1	$8.1
Short-term investments	.8	1.3
Common equity securities	3.8	5.4
Other long-term investments	10.5	1.6
Total investment income	23.2	16.4
Third-party investment expenses	(.3)	(.4)
Net investment income, pre-tax	$22.9	$16.0

Net Realized and Unrealized Investment Gains (Losses)
The following table presents net realized and unrealized investment gains (losses) for the three months ended March 31, 2020 and 2019:

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
Millions	Total Net Realized and Unrealized Gains (Losses) Reflected in Earnings	Total Net Realized and Unrealized Gains Reflected in Earnings
Fixed maturity investments	$2.2	$21.1
Short-term investments	.4	—
Common equity securities	(140.8)	111.3
Other long-term investments (1) (2)	(18.5)	113.2
Net realized and unrealized investment (losses) gains, pre-tax	(156.7)	245.6
Income tax benefit (expense) attributable to net realized and unrealized investment (losses) gains	25.5	(52.2)
Net realized and unrealized investment (losses) gains, after-tax	$(131.2)	$193.4
(1) For the three months ended March 31, 2019, excludes $67.5 of realized gain and includes $114.7 of unrealized investment gain associated with the MediaAlpha Transaction, which are both recorded in a separate line item in the statement of operations titled Realized gain and unrealized investment gain from the MediaAlpha Transaction. See Note 2 — “Significant Transactions”.
(2) For the three months ended March 31, 2020 and March 31, 2019, includes $0.4 and $0.3 of realized and unrealized investment losses related to foreign currency exchange.

The following table presents total gains (losses) included in earnings attributable to net unrealized investment gains (losses) for Level 3 investments for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
Millions	2020	2019
Other long-term investments	$(9.4)	$114.0
Total net unrealized investment (losses) gains, pre-tax - Level 3 investments	$(9.4)	$114.0

Investment Holdings

The following tables present the cost or amortized cost, gross unrealized investment gains (losses) and carrying values of White Mountains’s fixed maturity investments as of March 31, 2020 and December 31, 2019:

	March 31, 2020
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
U.S. Government and agency obligations	$217.5	$6.4	$—	$223.9
Debt securities issued by corporations	486.2	9.2	(8.7)	486.7
Municipal obligations	255.2	14.8	—	270.0
Mortgage and asset-backed securities	225.7	6.2	(.2)	231.7
Total fixed maturity investments	$1,184.6	$36.6	$(8.9)	$1,212.3

	December 31, 2019
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
U.S. Government and agency obligations	$231.7	$1.0	$(.2)	$232.5
Debt securities issued by corporations	454.9	12.5	(.2)	467.2
Municipal obligations	284.7	12.5	(.1)	297.1
Mortgage and asset-backed securities	206.6	2.7	(.3)	209.0
Total fixed maturity investments	$1,177.9	$28.7	$(.8)	$1,205.8

The following tables present the cost or amortized cost, gross unrealized investment gains (losses), net foreign currency losses, and carrying values of White Mountains’s common equity securities and other long-term investments as of March 31, 2020 and December 31, 2019:

	March 31, 2020
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Foreign Currency Losses	Carrying Value
Common equity securities	$544.8	$11.3	$(32.4)	$—	$523.7
Other long-term investments	$610.1	$265.7	$(67.6)	$(2.6)	$805.6

	December 31, 2019
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Foreign Currency Losses	Carrying Value
Common equity securities	$553.3	$130.6	$—	$—	$683.9
Other long-term investments	$667.4	$255.2	$(64.1)	$(2.2)	$856.3

Other Long-Term Investments

The following table presents the carrying values of White Mountains’s other long-term investments as of March 31, 2020 and December 31, 2019:

	Carrying Value at
Millions	March 31, 2020	December 31, 2019
Kudu’s Participation Contracts (1)	$262.7	$266.5
MediaAlpha (1)	210.0	180.0
PassportCard/DavidShield (1)	80.0	90.0
Elementum (1)	55.1	55.1
Other unconsolidated entities (1)(2)	24.8	31.2
Total unconsolidated entities (1)	632.6	622.8
Private equity funds and hedge funds	98.5	161.1
Insurance-linked securities funds	46.2	41.2
Private debt investments	25.8	28.7
Other	2.5	2.5
Total other long-term investments	$805.6	$856.3
(1) See Fair Value Measurements by Level table.
(2) Includes White Mountains’s non-controlling equity interests in certain private common equity securities, limited liability companies and convertible preferred securities.

Private Equity Funds and Hedge Funds
White Mountains invests in private equity funds and hedge funds, which are included in other long-term investments. The fair value of these investments is generally estimated using the net asset value (“NAV”) of the funds. As of March 31, 2020, White Mountains held investments in thirteen private equity funds. The largest investment in a single private equity fund or hedge fund was $21.1 million as of March 31, 2020 and $54.6 million as of December 31, 2019.
In the first quarter of 2020, White Mountains submitted a notice to redeem its sole hedge fund having a fair value of $45.6 million, which was recorded in accounts receivable on unsettled investment sales as of March 31, 2020. The bulk of the redemption proceeds, subject to customary audit holdbacks, were received in April 2020 and the remaining balance is expected to be received in April 2021.
The following table presents investments and unfunded commitments in private equity funds and hedge funds by investment objective and sector as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
Millions	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Private equity funds
Manufacturing/Industrial	$44.5	$4.0	$57.7	$4.1
Aerospace/Defense/Government	37.5	23.3	33.8	23.3
Financial services	16.5	25.9	15.0	22.8
Total private equity funds	98.5	53.2	106.5	50.2
Hedge funds
Long/short banks and financials	—	—	54.6	—
Total hedge funds	—	—	54.6	—
Total private equity funds and hedge funds included in other long-term investments	$98.5	$53.2	$161.1	$50.2

Investments in private equity funds are generally subject to a lock-up period during which investors may not request a redemption. Distributions prior to the expected termination date of the fund may be limited to dividends or proceeds arising from the liquidation of the fund’s underlying investments. In addition, certain private equity funds have the option to extend the lock-up period.
The following table presents investments in private equity funds that were subject to lock-up periods as of March 31, 2020:

Millions	1 – 3 years	3 – 5 years	5 – 10 years	>10 years	Total
Private equity funds — expected lock-up period remaining	$4.7	$39.3	$43.3	$11.2	$98.5

Investors in private equity funds are generally subject to indemnification obligations outside of the capital commitment period and prior to the winding up of the fund. As of March 31, 2020 and December 31, 2019, White Mountains is not aware of any indemnification claims relating to its investments in private equity funds.
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

Insurance-Linked Securities Funds
White Mountains’s other long-term investments include ILS funds. The fair value of these investments is generally estimated using the NAV of the funds. As of March 31, 2020, White Mountains held investments in four ILS funds with a fair value of $46.2 million and $5.2 million of unfunded commitments.
Investments in ILS funds are generally subject to restrictions, including lock-up periods where no redemptions or withdrawals are allowed, non-renewal clauses, restrictions on redemption frequency and advance notice periods for redemptions. From time to time, natural catastrophe, liquidity, market or other events will occur that make the determination of fair value for underlying investments in an ILS fund less certain due to the potential for loss development. In such circumstances, the impacted investments may be subject to additional lock-up provisions.
As of March 31, 2020, White Mountains holds one ILS fund subject to a lock-up period that expires on June 1, 2020. White Mountains’s ILS funds are subject to monthly and annual restrictions on redemptions and advance redemption notice period requirements that range between 30 and 90 days. Amounts requested for redemptions remain subject to market fluctuations until the redemption effective date, which generally falls at the end of the defined redemption period.
In the first quarter of 2020, White Mountains invested in an ILS fund that requires shareholders to make additional capital commitments annually equal to their existing capital commitment, unless a non-renewal notice is provided on or before September 15 of each calendar year. The notice of non-renewal constitutes a redemption request. Fund proceeds become available on the last calendar day of month when the last underlying fund investment has fully matured or been commuted, which is typically three years from the initial investment in the fund.

Fair Value Measurements as of March 31, 2020
Fair value measurements are categorized into a hierarchy that distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). Quoted prices in active markets for identical assets or liabilities have the highest priority (“Level 1”), followed by observable inputs other than quoted prices, including prices for similar but not identical assets or liabilities (“Level 2”) and unobservable inputs, including the reporting entity’s estimates of the assumptions that market participants would use, having the lowest priority (“Level 3”). As of March 31, 2020 and December 31, 2019, White Mountains used quoted market prices or other observable inputs to determine fair value for approximately 70% and 71% of the investment portfolio.

Fair Value Measurements by Level
The following tables present White Mountains’s fair value measurements for investments as of March 31, 2020 and December 31, 2019 by level. The major security types were based on the legal form of the securities. White Mountains has disaggregated its fixed maturity investments based on the issuing entity type, which impacts credit quality, with debt securities issued by U.S. government entities carrying minimal credit risk, while the credit and other risks associated with other issuers, such as corporations, foreign governments, municipalities or entities issuing mortgage and asset-backed securities vary depending on the nature of the issuing entity type. White Mountains further disaggregates debt securities issued by corporations and common equity securities by industry sector because investors often reference commonly used benchmarks and their subsectors to monitor risk and performance. Accordingly, White Mountains has further disaggregated these asset classes into subclasses based on the similar sectors and industry classifications it uses to evaluate investment risk and performance against commonly used benchmarks, such as the Bloomberg Barclays U.S. Intermediate Aggregate and S&P 500 indices.

	March 31, 2020
Millions	Fair Value	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. Government and agency obligations	$223.9	$223.9	$—	$—

Debt securities issued by corporations:
Financials	151.3	—	151.3	—
Industrial	63.4	—	63.4	—
Healthcare	52.8	—	52.8	—
Technology	52.7	—	52.7	—
Consumer	47.5	—	47.5	—
Energy	38.2	—	38.2	—
Utilities	30.4	—	30.4	—
Communications	29.1	—	29.1	—
Materials	21.3	—	21.3	—
Total debt securities issued by corporations	486.7	—	486.7	—

Municipal obligations	270.0	—	270.0	—
Mortgage and asset-backed securities	231.7	—	231.7	—
Total fixed maturity investments	1,212.3	223.9	988.4	—

Short-term investments (1)	137.6	130.9	6.7	—

Common equity securities:
Exchange traded funds (2)	415.6	403.7	11.9	—
Other (3)	108.1	18.0	90.0	.1
Total common equity securities	523.7	421.7	101.9	.1

Other long-term investments	660.9	—	—	660.9
Other long-term investments — NAV (4)	144.7	—	—	—
Total investments	$2,679.2	$776.5	$1,097.0	$661.0

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
(4) Consists of private equity funds and ILS funds for which fair value is measured at NAV using the practical expedient. Investments for which fair value is measured at NAV are not classified within the fair value hierarchy.

	December 31, 2019
Millions	Fair Value	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. Government and agency obligations	$232.5	$232.5	$—	$—

Debt securities issued by corporations:
Financials	144.8	—	144.8	—
Industrial	59.0	—	59.0	—
Healthcare	52.6	—	52.6	—
Consumer	50.9	—	50.9	—
Energy	44.9	—	44.9	—
Technology	41.2	—	41.2	—
Communications	31.3	—	31.3	—
Utilities	25.0	—	25.0	—
Materials	17.5	—	17.5	—
Total debt securities issued by corporations	467.2	—	467.2	—

Municipal obligations	297.1	—	297.1	—
Mortgage and asset-backed securities	209.0	—	209.0	—
Total fixed maturity investments	1,205.8	232.5	973.3	—

Short-term investments (1)	201.2	189.4	11.8	—

Common equity securities:

Exchange traded funds (2)	536.4	521.6	14.8	—
Other (3)	147.5	25.9	121.5	.1
Total common equity securities	683.9	547.5	136.3	.1

Other long-term investments	654.0	—	—	654.0
Other long-term investments — NAV (4)	202.3	—	—	—
Total investments	$2,947.2	$969.4	$1,121.4	$654.1

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

Debt Securities Issued by Corporations

The following table presents the ratings of debt securities issued by corporations held in White Mountains’s investment portfolio as of March 31, 2020 and December 31, 2019:

	Fair Value at
Millions	March 31, 2020	December 31, 2019
AAA	$11.3	$9.5
AA	63.6	73.9
A	304.7	288.5
BBB	106.1	95.3
BB	1.0	—
Debt securities issued by corporations (1)	$486.7	$467.2

(1)
Credit ratings are based upon issuer credit ratings provided by Standard & Poor’s Financial Services LLC (“Standard & Poor’s”), or if unrated by Standard & Poor’s, long-term obligation ratings provided by Moody’s Investor Service, Inc.

Mortgage and Asset-backed Securities

The following table presents the fair value of White Mountains’s mortgage and asset-backed securities as of March 31, 2020 and December 31, 2019:

	March 31, 2020			December 31, 2019
Millions	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
Mortgage-backed securities:
Agency:
FNMA	$90.6	$90.6	$—	$88.6	$88.6	$—
FHLMC	72.1	72.1	—	60.5	60.5	—
GNMA	45.7	45.7	—	30.8	30.8	—
Total agency (1)	208.4	208.4	—	179.9	179.9	—
Total mortgage-backed securities	208.4	208.4	—	179.9	179.9	—
Other asset-backed securities:
Vehicle receivables	12.2	12.2	—	15.1	15.1	—
Credit card receivables	11.1	11.1	—	14.0	14.0	—
Total other asset-backed securities	23.3	23.3	—	29.1	29.1	—
Total mortgage and asset-backed securities	$231.7	$231.7	$—	$209.0	$209.0	$—

(1)
Represents publicly traded mortgage-backed securities which carry the full faith and credit guaranty of the U.S. Government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

Rollforward of Fair Value Measurements by Level

White Mountains uses quoted market prices where available as the inputs to estimate fair value for its investments in active markets. Such measurements are considered to be either Level 1 or Level 2 measurements, depending on whether the quoted market price inputs are for identical securities (Level 1) or similar securities (Level 2). Level 3 measurements for fixed maturity investments, common equity securities and other long-term investments as of March 31, 2020 and 2019 consist of securities for which the estimated fair value has not been determined based upon quoted market price inputs for identical or similar securities.
The following tables present the changes in White Mountains’s fair value measurements by level for the three months ended March 31, 2020 and 2019:

			Level 3 Investments		Other Long-term Investments Measured at NAV (2)
Millions	Level 1 Investments	Level 2 Investments	Common Equity Securities	Other Long-term Investments		Total
Balance at December 31, 2019	$780.0	$1,109.6	$.1	$654.0	$202.3	$2,746.0	(1)
Net realized and unrealized (losses)	(98.7)	(39.9)	—	(9.7)	(8.8)	(157.1)	(3)
Amortization/Accretion	—	(.8)	—	—	—	(.8)
Purchases	74.2	126.8	—	24.7	7.2	232.9
Sales	(109.9)	(105.4)	—	(8.1)	(56.0)	(279.4)
Transfers in	—	—	—	—	—	—
Transfers out	—	—	—	—	—	—
Balance at March 31, 2020	$645.6	$1,090.3	$.1	$660.9	$144.7	$2,541.6	(1)

(1)  Excludes carrying value of $137.6 million and $201.2 as of March 31, 2020 and December 31, 2019 classified as short-term investments.
(2) Includes private equity funds, hedge funds, ILS funds and unconsolidated entities for which fair value is measured at NAV using the practical expedient are no longer classified within the fair value hierarchy. See Note 1 — “Basis of Presentation and Significant Accounting Policies”.
(3) Excludes realized and unrealized gains associated with short-term investments of $0.4 for the three months ended March 31, 2020.

			Level 3 Investments	Other Long-term Investments Measured at NAV (3)
Millions	Level 1 Investments	Level 2 Investments	Other Long-term Investments		Total
Balance at December 31, 2018	$842.6	$1,160.5	$138.7	$186.9	$2,328.7	(1)
Net realized and unrealized gains (losses)	91.7	40.7	114.0	(.8)	245.6	(2)
Amortization/Accretion	.1	(.4)	—	—	(.3)
Purchases	14.6	142.3	11.5	49.2	217.6
Sales	(149.7)	(105.4)	—	(1.9)	(257.0)
Transfers in	—	—	10.9	—	10.9
Transfers out	—	—	—	(10.9)	(10.9)
Balance at March 31, 2019	$799.3	$1,237.7	$275.1	$222.5	$2,534.6	(1)

(1) Excludes carrying value of $269.8 and $214.2 as of March 31, 2019 and December 31, 2018 classified as short-term investments.

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

Fair Value Measurements — Transfers Between Levels - Three-months ended March 31, 2020 and 2019
Transfers between levels are recorded using the fair value measurement as of the end of the quarterly period in which the event or change in circumstance giving rise to the transfer occurred.
During the first three months of 2020 and 2019, there were no fixed maturity investments or other long-term investments classified as Level 3 measurements in the prior period that were transferred to Level 2 measurements.
During the first three months of 2020 and 2019, there were no fixed maturity investments or other long-term investments classified as Level 2 measurements in the prior period that were transferred to Level 3 measurements.

Significant Unobservable Inputs

The following tables present significant unobservable inputs used in estimating the fair value of other long-term investments, other than private equity funds, hedge funds and ILS funds, classified within Level 3 as of March 31, 2020 and December 31, 2019. The fair value of investments in private equity funds, hedge funds and ILS funds are generally estimated using the NAV of the funds.

$ in Millions	March 31, 2020
Description	Valuation Technique(s)	Fair Value (2)	Unobservable Inputs
			Discount Rate (2)	Terminal Cash Flow Exit Multiple (x) or Terminal Revenue Growth Rate (%) (3)
Kudu’s Participation Contracts (1)	Discounted cash flow	$262.7	18% - 24%	6x - 12x
MediaAlpha	Discounted cash flow	$210.0	15%	4%
PassportCard/DavidShield	Discounted cash flow	$80.0	25%	4%
Elementum Holdings, L.P.	Discounted cash flow	$55.1	20%	4%
Private debt instruments	Discounted cash flow	$25.8	7% - 15%	N/A
All other	Discounted cash flow	$13.6	25%	4%

Noblr, Inc.	Share price of recent transaction	$8.7	Share price:	$2.17
Zillion Insurance Services, Inc.	Recent transaction	$2.5	Transaction price:	$2.5
Compare.com	Estimated net realizable value	$2.5	Net realizable value:	$2.5

(1) In the first quarter of 2020, Kudu deployed $21.0 million in Creation Investments Capital Management.
(2) Includes the net unrealized investment gains (losses) associated with foreign currency; foreign currency effects based on observable inputs.
(3) Increases (decreases) to the discount rates in isolation would result in lower (higher) fair value measurements, while increases (decreases) to the terminal cash flow exit multiples or terminal revenue growth rates in isolation would result in higher (lower) fair value measurements.

$ in Millions	December 31, 2019
Description	Valuation Technique(s)	Fair Value (1)	Unobservable Inputs
			Discount Rate (2)	Terminal Cash Flow Exit Multiple (x) or Terminal Revenue Growth Rate (%) (2)
Kudu’s Participation Contracts	Discounted cash flow	$266.5	15% - 22%	6x - 12x
MediaAlpha	Discounted cash flow	$180.0	15%	4%
PassportCard/DavidShield	Discounted cash flow	$90.0	22%	4%
Elementum Holdings, L.P.	Discounted cash flow	$55.1	20%	4%
Private debt instruments	Discounted cash flow	$23.7	4% - 9%	N/A
All other	Discounted cash flow	$23.7	25% - 32%	4%

Noblr, Inc.	Share price of recent transaction	$5.0	Share price:	$2.17
Zillion Insurance Services, Inc.	Recent transaction	$2.5	Transaction price:	$2.5
Compare.com	Estimated net realizable value	$2.5	Net realizable value:	$2.5
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

Note 4. Goodwill and Other Intangible Assets

White Mountains accounts for purchases of businesses using the acquisition method. Under the acquisition method, White Mountains recognizes and measures the assets acquired, liabilities assumed and any noncontrolling interest in the acquired entities at their acquisition date fair values. The estimated acquisition date fair values, generally consisting of intangible assets and liabilities for contingent consideration, may be recorded at provisional amounts in circumstances where the information necessary to complete the acquisition accounting is not available at the reporting date. Any such provisional amounts are finalized as measurement period adjustments within one year of the acquisition date.
The following table presents the acquisition date fair values, accumulated amortization and net carrying values for other intangible assets and goodwill, by company as of March 31, 2020 and December 31, 2019:

$ in Millions	Weighted Average Economic Life (in years)	March 31, 2020			December 31, 2019
		Acquisition Date Fair Value	Accumulated Amortization	Net Carrying Value	Acquisition Date Fair Value	Accumulated Amortization	Impairments	Net Carrying Value
Goodwill:
NSM (1)	N/A	$379.1	$—	$379.1	$381.6	$—	$—	$381.6
Kudu	N/A	7.6	—	7.6	7.6	—	—	7.6
Other Operations	N/A	5.7	—	5.7	13.1	—	7.6	5.5
Total goodwill		392.4	—	392.4	402.3	—	7.6	394.7

Other intangible assets:
NSM (1)
Customer relationships	9	120.1	23.5	96.6	121.7	19.8	1.4	100.5
Trade names	19	61.2	5.8	55.4	61.9	5.3	.4	56.2
Information technology platform	5	3.1	1.3	1.8	3.9	1.4	.6	1.9
Renewal rights	12	82.5	1.0	81.5	82.5	.7	—	81.8
Other	3	1.7	.9	.8	1.7	.7	—	1.0
Subtotal		268.6	32.5	236.1	271.7	27.9	2.4	241.4

Kudu
Trade names	7	2.2	.3	1.9	2.2	.2	—	2.0

Other Operations
Trade names	10	1.0	.1	.9	1.7	.5	.2	1.0
Customer relationships	11	7.2	.5	6.7	7.2	.4	—	6.8
Information technology platform	5	—	—	—	.5	.3	.2	—
Insurance Licenses	N/A	8.6	—	8.6	8.6	—	—	8.6
Other	5.2		—	.2	.2	—	—	.2
Subtotal		17.0	.6	16.4	18.2	1.2	.4	16.6

Total other intangible assets		287.8	33.4	254.4	292.1	29.3	2.8	260.0

Total goodwill and other intangible assets		$680.2	$33.4	646.8	$694.4	$29.3	10.4	654.7

Goodwill and other intangible assets attributed to non-controlling interests				(23.5)				(23.4)

Goodwill and other intangible assets included in White Mountains’s common shareholders’ equity				$623.3				$631.3
(1) As of March 31, 2020, NSM’s goodwill and intangible assets included $(2.5) and $(0.5) of the effect of foreign currency translation. As of December 31, 2019, NSM’s goodwill and intangible assets included $1.4 and $0.7 of the effect of foreign currency translation.

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
The following table presents a summary of the acquisition date fair values of goodwill and other intangible assets for acquisitions completed from January 1, 2019 through March 31, 2020:

$ in Millions
Acquisition of subsidiary/ asset	Goodwill and Other intangible asset (1)	Acquisition Date
Embrace (2)	$67.6	April 1, 2019
Renewal Rights (3)	82.5	June 28, 2019
Total NSM segment	$150.1
Kudu Transaction	$9.8	April 4, 2019
Other Operations	$22.6	Various
(1) Acquisition date fair values include the effect of adjustments during the measurement period and excludes the effect of foreign currency translation subsequent to the acquisition date.
(2) Exclude $3.4 of software classified within other assets.
(3) NSM’s purchase of the Renewal Rights from AIG was an asset acquisition.

On an annual basis beginning no later than the interim period included in the one-year anniversary of an acquisition, White Mountains evaluates goodwill for potential impairment. Between annual evaluations, White Mountains considers changes in circumstances or events subsequent to the most recent evaluation that may indicate that an impairment may exist and, if necessary will perform an interim review for potential impairment. There were no impairments recognized during the three month periods ended March 31, 2020 and 2019 and no events or changes in circumstances that would indicate the existence of an impairment of goodwill or other intangible asset for any acquired entity.
The following tables presents the change in goodwill and other intangible assets for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020			2019
Millions	Goodwill	Other Intangible Assets	Total Goodwill and Other Intangible Assets	Goodwill	Other Intangible Assets	Total Goodwill and Other Intangible Assets
Beginning balance	$394.7	$260.0	654.7	$379.9	$157.6	$537.5
Deconsolidation of MediaAlpha	—	—	—	(18.3)	(23.5)	(41.8)
Attribution of acquisition date fair value estimates between goodwill and other intangible assets	—	—	—	(26.8)	26.8	—
Acquisitions of businesses	—	—	—	13.4	—	13.4
Foreign currency translation	(2.5)	(.5)	(3.0)	1.2	.3	1.5
Adjustments to reflect acquisition date fair value	.2	—	.2	.3	5.9	6.2
Amortization	—	(5.1)	(5.1)	—	(6.6)	(6.6)
Ending balance	$392.4	$254.4	$646.8	$349.7	$160.5	$510.2

Note 5.  Debt

The following table presents White Mountains’s debt outstanding as of March 31, 2020 and December 31, 2019:

Millions	March 31, 2020	Effective Rate (1)	December 31, 2019	Effective Rate (1)
NSM Bank Facility	$220.7	6.8%	$221.3	7.5%
Unamortized issuance cost	(3.6)		(3.9)
NSM Bank Facility, carrying value	217.1		217.4
Other NSM debt	1.3	2.2%	1.8	3.0%
Kudu Bank Facility	69.0	9.1%	57.0	8.3%
Unamortized issuance cost	(3.3)		(3.4)
Kudu Bank Facility, carrying value	65.7		53.6
Other Operations debt	11.0	8.2%	11.1	8.3%
Unamortized issuance cost	(.4)		(.4)
Other Operations, carrying value	10.6		10.7
Total debt	$294.7		$283.5

 (1) Effective rate considers the effect of the debt issuance costs.

NSM Bank Facility

On May 11, 2018, NSM entered into a secured credit facility (the “NSM Bank Facility”) with Ares Capital Corporation in order to refinance NSM’s existing debt and to fund the acquisitions of subsidiaries. The NSM Bank Facility is comprised of term loans totaling $224.0 million and a revolving credit loan commitment of $10.0 million, under which NSM initially borrowed $2.0 million. The term loans under the NSM Bank Facility mature on May 11, 2024, and the revolving loan under the NSM Bank Facility matures on May 11, 2023. During the three months ended March 31, 2020 and 2019, NSM repaid $0.6 million and $0.5 million on the term loans and had no repayments on the revolving credit loan. During the three months ended March 31, 2020, NSM did not make any borrowings on the term loans or revolving credit loans. During the three months ended March 31, 2019, NSM borrowed $6.5 million on the revolving credit loan. As of March 31, 2020, the term loans had an outstanding balance of $220.7 million and the revolving credit loan was undrawn.
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
On June 15, 2018, NSM entered into an interest rate swap agreement to hedge its exposure to interest rate risk on $151.0 million of its variable rate term loans. Under the terms of the swap agreement, NSM pays a fixed rate of 2.97% and receives a variable rate, which is reset monthly, based on then-current LIBOR. As of March 31, 2020, the variable rate received by NSM under the swap agreement was 1.58%. As of March 31, 2020, the interest rate, including the effect of the swap, for the outstanding term loans of $148.4 million that are hedged by the swap was 7.47%. The effective interest on the outstanding term loans of $72.3 million that are unhedged was 6.25%. The effective interest rate on the total outstanding term loans under the NSM Bank Facility of $220.7 million was 6.34%, excluding the effect of debt issuance costs. See Note 7 — “Derivatives”.

The NSM Bank Facility is secured by all property of the loan parties and contains various affirmative, negative and financial covenants that White Mountains considers to be customary for such borrowings, including a maximum consolidated total leverage ratio covenant.

Other NSM Debt

NSM also has a secured term loan related to its U.K.-based operations. As of March 31, 2020, the secured term loan had an outstanding balance of $1.6 million and a maturity date of May 11, 2026.

Kudu Bank Facility

On December 23, 2019, Kudu entered into a secured credit facility (the “Kudu Bank Facility”) with Monroe Capital Management Advisors, LLC to provide funding for distributions to unitholders and fund new investments and related transaction expenses. The Kudu Bank Facility has a maximum borrowing capacity of $125.0 million, which is comprised of a revolving credit loan commitment of $5.0 million, an initial term loan of $57.0 million and a delayed-draw term loan of $63.0 million. The term loans and revolving credit loans, under the Kudu Bank Facility, mature in 2025. During the three months ended March 31, 2020, Kudu borrowed $12.0 million in term loans under the Kudu Bank Facility and made no repayments. As of March 31, 2020, the term loans had an outstanding balance of $69.0 million and the revolving credit loan was undrawn.
Interest on the Kudu Bank Facility accrues at a floating interest rate equal to the greater of the one-month LIBOR and 1.0% or the Prime Rate plus 1%, plus in each case, an applicable margin. The margin over LIBOR may vary between 5.50% and 6.25% and the margin over the Base Rate may vary between 4.50% and 5.25%, depending on the consolidated total leverage ratio of the borrower.
The Kudu Bank Facility is secured by all property of the loan parties and contains various affirmative, negative and financial covenants that White Mountains considers to be customary for such borrowings, including a maximum consolidated total leverage ratio covenant.

Other Operations Debt

As of March 31, 2020, debt in White Mountains’s Other Operations segment consisted of a secured credit facility that had a maximum borrowing capacity of $16.3 million, which is comprised of a term loan of $11.3 million, a delayed-draw term loan of $3.0 million and a revolving credit loan commitment of $2.0 million, all with a maturity date of March 12, 2024. As of March 31, 2020, the term loans had an outstanding balance of $11.0 million and the revolving credit loan was undrawn.

Compliance

At March 31, 2020, White Mountains was in compliance with the covenants under all of its debt instruments.

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
In the first quarter of 2020, White Mountains adopted ASU 2019-12, Simplifying the Accounting for Income Taxes (ASC 740) (“ASU 2019-12”). For periods subsequent to the adoption of ASU 2019-12, White Mountains records both the tax expense related to BAM’s MSC and the related valuation allowance on such taxes through the non-controlling interest equity.  Prior to the adoption of ASU 2019-12, White Mountains recorded the tax expense related to BAM’s MSC directly to non-controlling interest equity, while the valuation allowance on such taxes was recorded through the income statement.
White Mountains’s income tax benefit related to pre-tax loss from continuing operations for the three months ended March 31, 2020 represented an effective tax rate of 15.4%. The effective tax rate was different from the U.S. statutory rate of 21.0%, due to income generated in jurisdictions with lower tax rates than the United States and state income taxes.

White Mountains’s income tax expense related to pre-tax income from continuing operations for the three months ended March 31, 2019 represented an effective tax rate of 3.6%. The effective tax rate was different from the U.S. statutory rate of 21.0%, primarily due to a release of a full valuation allowance on net deferred tax assets at U.S. consolidated group Guilford Holdings, Inc. and subsidiaries (“Guilford”). Guilford includes Kudu, White Mountains’s investment in MediaAlpha, various service companies and certain other entities and investments that are included in the Other Operations segment. The effective rate was also different due to withholding taxes and a tax benefit recorded at BAM. For BAM, MSC and the related taxes thereon were recorded directly to non-controlling interest equity, while the valuation allowance on such taxes was recorded through the income statement. For the three months ended March 31, 2019, BAM recorded a tax benefit of $1.1 million associated with the valuation allowance on taxes related to MSC that is included in the effective tax rate.
In arriving at the effective tax rate for the three months ended March 31, 2020 and 2019, White Mountains forecasted all income and expense items including the change in unrealized investment gains (losses) and realized investment gains (losses) for the years ending December 31, 2020 and 2019.
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
On June 15, 2018, NSM entered into an interest rate swap agreement to hedge its exposure to interest rate risk on $151.0 million of its variable rate term loans. Under the terms of the swap agreement, NSM pays a fixed rate of 2.97% and receives a variable rate, which is reset monthly, based on the then-current LIBOR. As of March 31, 2020, the variable rate received by NSM under the swap agreement was 1.58%. Over the term of the swap, the notional amount decreases in accordance with the principal repayments NSM expects to make on its term loans. As of March 31, 2020, the interest rate, including the effect of the swap, for the outstanding term loans of $148.4 million that are hedged by the swap was 7.47%, excluding the effect of debt issuance costs. NSM’s obligations under the swap are secured by the same collateral securing the NSM Bank Facility on a pari passu basis. NSM does not currently hold any collateral deposits from or provide any collateral deposits to the swap counterparty.
NSM evaluated the effectiveness of the swap to hedge its interest rate risk associated with its variable rate debt and concluded at the swap inception date that the swap was highly effective in hedging that risk. NSM evaluates the effectiveness of the hedging relationship on an ongoing basis.
For the three months ended March 31, 2020 and 2019, White Mountains recognized net interest expense of $0.5 million and $0.2 million for the periodic net settlement payments on the swap. As of March 31, 2020 and December 31, 2019, the estimated fair value of the swap and the accrual of the periodic net settlement payments recorded in other liabilities was $9.8 million and $6.6 million. There was no ineffectiveness in the hedge for the three month periods ended March 31, 2020 or March 31, 2019. For the three months ended March 31, 2020 and 2019, the $(3.2) million and $(1.9) million change in the fair value of the swap is included within White Mountains’s accumulated other comprehensive income (loss).

Note 8. Municipal Bond Guarantee Insurance

In 2012, HG Global was capitalized with $594.5 million from White Mountains and $14.5 million from non-controlling interests to fund the initial capitalization of BAM, a newly formed mutual municipal bond insurer. As of March 31, 2020, White Mountains owned 96.9% of HG Global’s preferred equity and 88.4% of its common equity. HG Global, together with its subsidiaries, provided the initial capitalization of BAM through the purchase of $503.0 million of BAM Surplus Notes. At inception, BAM and HG Re also entered into a first loss reinsurance treaty (“FLRT”). HG Re provides first loss reinsurance protection up to 15%-of-par outstanding on each municipal bond insured by BAM. For capital appreciation bonds, par is adjusted to the estimated equivalent par value for current interest paying bonds. In return, BAM cedes 60% of the risk premium charged for insuring the municipal bond, net of a ceding commission.
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
Effective January 1, 2014, HG Global and BAM agreed to change the interest rate on the BAM Surplus Notes for the five years ending December 31, 2018 from a fixed rate of 8.0% to a variable rate equal to the one-year U.S. treasury rate plus 300 basis points, set annually. In 2018, BAM exercised its option to extend the variable rate period for an additional three years. The variable rate was 5.7% for 2019 and is 4.6% for 2020.  In January 2020, HG Global and BAM agreed to amend the BAM Surplus Notes to extend the end of the variable interest rate period until December 31, 2024. At the end of the variable rate period, the interest rate will be fixed at the higher of the then current variable rate or 8.0%. BAM is required to seek regulatory approval to pay interest and principal on the BAM Surplus Notes only to the extent that its remaining qualified statutory capital and other capital resources continue to support its outstanding obligations, its business plan and its “AA/stable” rating from Standard & Poor’s. No payment of principal or interest on the BAM Surplus Notes may be made without the approval of the NYDFS.
Under GAAP, if the terms of a debt instrument are amended, unless there is a greater than 10% change in the expected discounted future cash flows of such instrument, a change in the instrument’s carrying value is not permitted. White Mountains has determined that the impact of the changes to the terms of the BAM Surplus Notes on the expected discounted future cash flows was not greater than 10%.
Also in January 2020, HG Global and BAM agreed to extend the initial 10-year term of the FLRT to the end of 2022 and to enter into an excess of loss reinsurance agreement (the “XOLT”). Under the XOLT, HG Re provides last dollar protection for exposures on municipal bonds insured by BAM in excess of NYDFS single issuer limits. The XOLT is subject to an aggregate limit equal to the lesser of $75.0 million or the assets held in the Supplemental Trust at any point in time. At inception, BAM ceded exposure on one covered risk to HG Re under the XOLT. Additional cessions under the XOLT are subject to approval by HG Re.

In connection with the actions described in the preceding paragraphs, in January 2020, BAM made a $65.0 million special cash payment of principal and interest on the BAM Surplus Notes. Of this payment, $47.9 million was a repayment of principal held in the Supplemental Trust, $0.9 million was a payment of accrued interest held inside the Supplemental Trust and $16.2 million was a payment of accrued interest held outside the Supplemental Trust.
As of March 31, 2020 and December 31, 2019, the collateral trusts held assets of $792.7 million and $786.7 million, which included $409.7 million and $457.6 million of BAM Surplus Notes. As of March 31, 2020 and December 31, 2019, HG Global has accrued $150.4 million and $162.7 million of interest receivable on the BAM Surplus Notes.
The following table presents a schedule of BAM’s insured obligations as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Contracts outstanding	9,312	8,987
Remaining weighted average contract period outstanding (in years)	10.6	10.7
Contractual debt service outstanding (in millions):
Principal	$64,481.2	$62,250.5
Interest	32,449.1	31,799.7
Total debt service outstanding	$96,930.3	$94,050.2

Gross unearned insurance premiums (in millions)	$202.7	$198.4

The following table presents a schedule of BAM’s future premium revenues as of March 31, 2020:

Millions	March 31, 2020
April 1, 2020 - December 31, 2020	$14.3

January 1, 2021 - March 31, 2021	4.6
April 1, 2021 - June 30, 2021	4.5
July 1, 2021 - September 30, 2021	4.5
October 1, 2021 - December 31, 2021	4.4
Total 2021	18.0

2022	16.9
2023	15.9
2024	14.8
2025	13.8
2026 and thereafter	109.0
Total gross unearned insurance premiums	$202.7

The following table presents a schedule of net written premiums and net earned premiums included in White Mountains’s HG Global/BAM segment for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
Millions	2020	2019
Written premiums:
Direct	$9.7	$7.9
Assumed	—	—
Gross written premiums	$9.7	$7.9
Earned premiums:
Direct	$4.5	$3.7
Assumed	.9	.5
Gross earned premiums	$5.4	$4.2

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
In September 2019, BAM entered into facultative quota share reinsurance agreements under which it assumed a portfolio of municipal bond guarantee contracts with a par value of $1.1 billion. In November 2018, BAM entered into a 100% quota share facultative quota share reinsurance agreement under which it assumed a portfolio of municipal bond guarantee contracts with a par value of $2.2 billion. None of the contracts assumed were non-performing and no loss reserves have been established for any of the contracts, either as of the transaction dates or as of March 31, 2020. The agreement, which covers future claims exposure only, meets the risk transfer criteria under ASC 944-20, Insurance Activities and accordingly has been accounted for as reinsurance.

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
The following table presents the Company’s computation of earnings per share from continuing operations for the three months ended March 31, 2020 and 2019. See Note 17 — “Held for Sale and Discontinued Operations”.

	Three Months Ended
	March 31,
	2020	2019
Basic and diluted earnings per share numerators (in millions):
Net (loss) income attributable to White Mountains’s common shareholders	$(128.8)	$284.4
Less: total income from discontinued operations, net of tax	.9	.7
Net (loss) income from continuing operations attributable to White Mountains’s common shareholders	$(129.7)	$283.7
Allocation of losses (earnings) to participating restricted common shares(1)	1.3	(2.9)
Basic and diluted (losses) earnings per share numerators	$(128.4)	$280.8
Basic earnings per share denominators (in thousands):
Total average common shares outstanding during the period	3,178.0	3,172.2
Average unvested restricted common shares(2)	(33.8)	(32.5)
Basic (losses) earnings per share denominator	3,144.2	3,139.7
Diluted earnings per share denominator (in thousands):
Total average common shares outstanding during the period	3,178.0	3,172.2
Average unvested restricted common shares(2)	(33.8)	(32.5)
Diluted (losses) earnings per share denominator	3,144.2	3,139.7
Basic and diluted earnings per share (in dollars) - continuing operations:
Distributed earnings - dividends declared and paid	$1.00	$1.00
Undistributed (losses) earnings	(41.82)	88.42
Basic and diluted (losses) earnings per share	$(40.82)	$89.42

(1) Restricted shares issued by White Mountains receive dividends, and therefore, are considered participating securities.
(2) Restricted shares outstanding vest either in equal annual installments or upon a stated date. See Note 10 — “Employee Share-Based Incentive Compensation Plans”.

The following table presents the undistributed net earnings (losses) from continuing operations for the three months ended March 31, 2020 and 2019. See Note 17 — “Held for Sale and Discontinued Operations”.

	Three Months Ended
	March 31,
Millions	2020	2019
Undistributed net earnings - continuing operations:
Net (loss) income attributable to White Mountains’s common shareholders, net of restricted common share amounts	$(128.4)	$280.8
Dividends declared, net of restricted common share amounts (1)	(3.1)	(3.2)
Total undistributed net (losses) earnings, net of restricted common share amounts	$(131.5)	$277.6
(1) Restricted shares issued by White Mountains receive dividends, and therefore, are considered participating securities.

Note 10. Employee Share-Based Incentive Compensation Plans

White Mountains’s Long-Term Incentive Plan (the “WTM Incentive Plan”) provides for grants of various types of share-based and non-share-based incentive awards to key employees of White Mountains. As of March 31, 2020, White Mountains’s share-based compensation incentive awards consist of performance shares and restricted shares.

Performance Shares

Performance shares are designed to reward employees for meeting company-wide performance targets. Performance shares are conditional grants of a specified maximum number of common shares or an equivalent amount of cash. Awards generally vest at the end of a three-year service period, are subject to the attainment of pre-specified performance goals, and are valued based on the market value of common shares at the time awards are paid. Performance shares earned under the WTM Incentive Plan are typically paid in cash but may be paid in common shares. Compensation expense is recognized for the vested portion of the awards over the related service periods. The level of payout ranges from zero to two times the number of shares initially granted, depending on White Mountains’s financial performance. Performance shares become payable at the conclusion of a performance cycle (typically 3 years) if pre-defined financial targets are met. The performance measures used for determining performance share payouts are growth in White Mountains’s adjusted book value per share and intrinsic value per share. Intrinsic value per share is generally calculated by adjusting adjusted book value per share for differences between the adjusted book value of certain assets and liabilities and White Mountains’s estimate of their underlying intrinsic values.
The following table presents the performance share activity for the three months ended March 31, 2020 and 2019 for performance shares granted under the WTM Incentive Plan:

	Three Months Ended March 31,
	2020		2019
Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	42,473	$43.7	40,616	$31.7
Shares paid (1)	(14,070)	(27.7)	(13,715)	(18.1)
New grants	14,055	—	13,700	—
Forfeitures and cancellations(2)	—	.4	1.2
Expense recognized	—	(6.6)	—	9.3
End of period	42,458	$9.8	40,602	$23.1
(1) WTM performance share payments in 2020 for the 2017-2019 performance cycle, which were paid in cash in March 2020, ranged from 174% to 180% of target.  WTM performance share payments in 2019 for the 2016-2018 performance cycle, which were paid in cash in March 2019, ranged from 139% to 166% of target.
(2) Amounts include changes in assumed forfeitures, as required under GAAP.

During the three months ended March 31, 2020, White Mountains granted 14,055 performance shares for the 2020-2022 performance cycle. During the three months ended March 31, 2019, White Mountains granted 13,700 performance shares for the 2019-2021 performance cycle.
For performance shares earned in the 2017-2019 and 2016-2018 performance cycles, all performance shares earned were settled in cash. If all the outstanding WTM performance shares had vested on March 31, 2020, the total additional compensation cost to be recognized would have been $18.5 million, based on accrual factors (common share price and payout assumptions) as of March 31, 2020.
The following table presents performance shares outstanding and accrued expense for performance shares awarded under the WTM Incentive Plan as of March 31, 2020 for each performance cycle:

	Three Months Ended March 31, 2020
Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense
Performance cycle:
2018 – 2020	13,450	$5.1
2019 – 2021	15,600	3.8
2020 – 2022	14,055	1.1
Sub-total	43,105	10.0
Assumed forfeitures	(647)	(.2)
March 31, 2020	42,458	$9.8

Restricted Shares

Restricted shares are grants of a specified number of common shares that generally vest at the end of a three-year service period. The following table presents the unrecognized compensation cost associated with the outstanding restricted share awards for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020		2019
Millions, except share amounts	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value
Non-vested,
Beginning of period	43,395	$16.7	41,510	$12.5
Issued	14,055	15.1	13,700	12.8
Vested	(14,345)	—	(13,715)	—
Forfeited	—	—	—	—
Expense recognized	—	(5.2)	—	(2.5)
End of period	43,105	$26.6	41,495	$22.8

During the three months ended March 31, 2020, White Mountains issued 14,055 restricted shares that vest on January 1, 2023. During the three months ended March 31, 2019, White Mountains issued 13,700 restricted shares that vest on January 1, 2022. The unamortized issue date fair value as of March 31, 2020 is expected to be recognized ratably over the remaining vesting periods.

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
On January 1, 2019, White Mountains adopted ASU 2016-02, Leases (ASC 842). See Note 1 — “Basis of Presentation and Significant Accounting Policies” — Basis of Presentation and Significant Accounting Policies. Prior to adoption of ASU 2016-02, White Mountains recognized lease expense for operating leases on a straight-line basis, but did not recognize lease assets or liabilities on its consolidated balance sheet. Upon adoption on January 1, 2019, White Mountains recognized lease right-of-use (“ROU”) assets of $23.2 million and lease liabilities of $23.2 million. As of March 31, 2020 and December 31, 2019, the ROU asset was $22.9 million and $22.6 million and lease liabilities were $23.2 million and $22.8 million.
The following table summarizes net lease expense recognized in White Mountains’s consolidated statement of operations for the three months ended March 31, 2020 and 2019:

Millions Lease Cost	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Lease cost	$2.0	$1.7
Less: sublease income	.1	.1
Net lease cost	$1.9	$1.6

The following table presents the contractual maturities of the lease liabilities associated with White Mountains’s operating lease agreements as of March 31, 2020:

Millions	As of March 31, 2020
Remainder of 2020	$4.6
2021	5.4
2022	5.0
2023	4.2
2024	3.1
Thereafter	3.4
Total undiscounted lease payments	25.7
Less: present value adjustment	2.5
Operating lease liability	$23.2

The following tables present lease related assets and liabilities by reportable segment as of March 31, 2020 and December 31, 2019:

	As of March 31, 2020
Millions	HG/BAM	NSM	Kudu	Other Operations	Total	Weighted Average Incremental Borrowing Rate (1)
ROU lease asset	$10.0	$6.2	$2.2	$4.5	$22.9	4.7%
Lease liability	$10.0	$6.2	$2.2	$4.8	$23.2
(1) The present value of the remaining lease payments was determined by discounting the lease payments using the incremental borrowing rate.

	As of December 31, 2019
Millions	HG/BAM	NSM	Kudu	Other Operations	Total	Weighted Average Incremental Borrowing Rate (1)
ROU lease asset	$10.4	$4.8	$2.3	$5.1	$22.6	4.6%
Lease liability	$10.4	$4.8	$2.3	$5.3	$22.8

(1) The present value of the remaining lease payments was determined by discounting the lease payments using the incremental borrowing rate.

Note 12. Non-controlling Interests

Non-controlling interests consist of the ownership interests of non-controlling shareholders in consolidated entities and are presented separately on the balance sheet.
The following table presents the balance of non-controlling interests included in White Mountains’s total equity and the related percentage of each consolidated entity’s total equity owned by non-controlling shareholders as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
$ in Millions	Non-controlling Percentage	Non-controlling Equity	Non-controlling Percentage	Non-controlling Equity
Non-controlling interests, excluding BAM
HG Global	3.1%	$14.0	3.1%	$14.4
NSM	3.6	15.0	3.6	14.9
Other NSM	13.4	(.1)	13.4	(.1)
Kudu	.9	2.0	.9	2.2
Other Operations	various	(1.6)	various	(1.5)
Total, excluding BAM		29.3		29.9
BAM	100.0	(146.9)	100.0	(146.7)
Total non-controlling interests		$(117.6)		$(116.8)

Note 13. Segment Information

As of March 31, 2020, White Mountains conducted its operations through four segments: (1) HG Global/BAM, (2) NSM, (3) Kudu and (4) Other Operations. In addition, MediaAlpha was consolidated as a reportable segment until the date of the MediaAlpha Transaction.
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
White Mountains has made its segment determination based on consideration of the following criteria: (i) the nature of the business activities of each of the Company’s subsidiaries and affiliates, (ii) the manner in which the Company’s subsidiaries and affiliates are organized, (iii) the existence of primary managers responsible for specific subsidiaries and affiliates, and (iv) the organization of information provided to the chief operating decision makers and the Board of Directors.
Significant intercompany transactions among White Mountains’s segments have been eliminated herein. The following tables present the financial information for White Mountains’s segments for the three months ended March 31, 2020 and 2019:

Millions	HG Global/ BAM	NSM	Kudu	Other Operations	Total
Three Months Ended March 31, 2020
Earned insurance premiums	$5.4	$—	$—	$—	$5.4
Net investment income	5.5	—	7.3	10.1	22.9
Net realized and unrealized investment gains (loss)	6.1	—	(24.8)	(138.0)	(156.7)
Advertising and commission revenues	—	53.0	—	2.1	55.1
Other revenue	.5	12.0	.1	1.5	14.1
Total revenues	17.5	65.0	(17.4)	(124.3)	(59.2)
Insurance acquisition expenses	1.7	—	—	—	1.7
Cost of sales	—	—	—	2.0	2.0
General and administrative expenses	14.7	39.6	2.5	17.5	74.3
Broker commission expense	—	18.3	—	—	18.3
Change in fair value of contingent consideration earnout liabilities	—	(.6)	—	—	(.6)
Amortization of other intangible assets	—	4.8	.1	.2	5.1
Interest expense	—	4.3	1.4	.3	6.0
Total expenses	16.4	66.4	4.0	20.0	106.8
Pre-tax income (loss)	$1.1	$(1.4)	$(21.4)	$(144.3)	$(166.0)

Millions	HG Global/BAM	NSM	MediaAlpha	Other Operations	Total
Three Months Ended March 31, 2019
Earned insurance premiums	$4.2	$—	$—	$—	$4.2
Net investment income	5.3	—	—	10.7	16.0
Net realized and unrealized investment gains	11.8	—	—	119.1	130.9
Realized and unrealized gains from the MediaAlpha Transaction	—	—	—	182.2	182.2
Advertising and commission revenues (1)	—	43.3	48.8	1.3	93.4
Other revenue	.6	6.0	—	.3	6.9
Total revenues	21.9	49.3	48.8	313.6	433.6
Insurance acquisition expenses	1.3	—	—	—	1.3
Cost of sales	—	—	40.6	1.1	41.7
General and administrative expenses	14.4	25.3	12.5	29.4	81.6
Broker commission expense	—	15.5	—	—	15.5
Change in fair value of contingent consideration earnout liabilities	—	1.3	—	—	1.3
Amortization of other intangible assets	—	5.0	1.6	—	6.6
Interest expense	—	3.7	.2	—	3.9
Total expenses	15.7	50.8	54.9	30.5	151.9
Pre-tax income (loss)	$6.2	$(1.5)	$(6.1)	$283.1	$281.7
(1) MediaAlpha’s results are from January 1, 2019 to February 26, 2019, the date of the MediaAlpha Transaction.

In compliance with ASC 606, Revenues from Contracts with Customers, the following tables present White Mountains’s total revenues by revenue source for the three months ended March 31, 2020 and 2019:

Millions	HG Global/BAM	NSM	Kudu	Other Operations	Total
Three Months Ended March 31, 2020
Commission and other revenue
Specialty Transportation	$—	$20.3	$—	$—	$20.3
Real Estate	—	11.3	—	—	11.3
Social Services	—	6.3	—	—	6.3
Pet	—	11.8	—	—	11.8
United Kingdom	—	10.0	—	—	10.0
Other	—	5.3	—	1.4	6.7
Total commission and other revenue	—	65.0	—	1.4	66.4
Product revenues	—	—	—	2.1	—
Revenues from contracts with customers	—	65.0	—	3.5	68.5
Other revenues (1)	17.5	—	(17.4)	(127.8)	(127.7)
Total revenues	$17.5	$65.0	$(17.4)	$(124.3)	$(59.2)

(1)	Other revenues consist of premiums, investment income, investment gains and losses and other revenues outside the scope of ASC 606, Revenues from Contracts with Customers.

Millions	HG Global/BAM	NSM	MediaAlpha (2)	Other Operations	Total
Three Months Ended March 31, 2019
Commission and other revenue
Specialty Transportation	$—	$17.9	$—	$—	$17.9
Real Estate	—	9.0	—	—	9.0
Social Services	—	5.8	—	—	5.8
United Kingdom	—	12.1	—	—	12.1
Other	—	4.5	—	1.3	5.8
Total commission and other revenue	—	49.3	—	1.3	50.6
Advertising revenues	—	—	48.8	—	48.8
Revenues from contracts with customers	—	49.3	48.8	1.3	99.4
Other revenues (1)	21.9	—	—	312.3	334.2
Total revenues	$21.9	$49.3	$48.8	$313.6	$433.6

(1)	Other revenues consist of premiums, investment income, investment gains and losses and other revenues outside the scope of ASC 606, Revenues from Contracts with Customers.

(2)	MediaAlpha’s results are from January 1, 2019 to February 26, 2019, the date of the MediaAlpha Transaction.

Note 14. Equity-Method Eligible Investments

White Mountains’s equity method eligible investments include certain unconsolidated entities, Kudu’s Participation Contracts, private equity funds and hedge funds in which White Mountains has the ability to exert significant influence over the investee’s operating and financial policies.
The following table presents the carrying values of White Mountains’s equity method eligible investments recorded within other long-term investments as of March 31, 2020 and December 31, 2019:

Millions	March 31, 2020	December 31, 2019
Equity method eligible investments, at fair value	$718.0	$761.7
Other (1)	87.6	94.6
Total other long-term investments	$805.6	$856.3
(1) Consists of other long-term investments that are not equity method eligible.

The following table presents White Mountains’s significant equity method eligible investments as of March 31, 2020 and December 31, 2019:

	Basic Ownership Interest
Investee	March 31, 2020	December 31, 2019	Instrument Held
PassportCard/DavidShield	50.0%	50.0%	Common shares
MediaAlpha	48.3%	48.3%	Units
durchblicker	45.0%	45.0%	Common shares
Elementum	30.0%	30.0%	Limited partnership interest
Compare.com	18.4%	18.4%	Common shares
Tuckerman Capital Funds	16.1 - 61.3%	17.5 - 62.4%	Limited and general partnership interests
Enlightenment Capital Funds	9.6 - 36.5%	10.0 - 38.4%	Limited and general partnership interests
JAM Partners L.P.	—	11.1%	Limited partnership interest
Kudu Participation Contracts	3.2 - 30.0%	3.2 - 30.0%	Revenue and earnings participation contracts

As a result of the MediaAlpha Transaction, White Mountains reduced its ownership interest in MediaAlpha to 48.3% of the basic units outstanding (42.0% on a fully diluted, fully converted basis). White Mountains’s remaining ownership interest in MediaAlpha no longer meets the criteria for a controlling ownership interest and, accordingly, White Mountains deconsolidated MediaAlpha as of February 26, 2019. Upon deconsolidation, White Mountains’s investment in MediaAlpha met the criteria to be accounted for under the equity method or under the fair value option. White Mountains elected the fair value option and the investment in MediaAlpha was initially measured at its estimated fair value of $114.7 million as of March 31, 2019, with the change in fair value of $114.7 million recognized as an unrealized investment gain. For the twelve months ended December 31, 2019, White Mountains recognized $180.0 million in unrealized investment gains associated with its investment in MediaAlpha including changes in the fair value of White Mountains’s investment in MediaAlpha subsequent to the MediaAlpha Transaction. For the three months ended March 31, 2020, White Mountains recognized $30.0 million in unrealized investment gains associated with its investment in MediaAlpha. White Mountains’s consolidated statement of comprehensive income and its segment disclosures include MediaAlpha’s results of operations for the period from January 1, 2019 through February 26, 2019. See Note 2 — “Significant Transactions”.
For the period from February 26, 2019 to March 31, 2019, MediaAlpha’s total revenues, total expenses, and pre-tax income were $33.5 million, $32.5 million, and $1.1 million.
The following tables present summarized financial information for MediaAlpha:

Millions	March 31, 2020	December 31, 2019
Balance sheet data:
Total assets	$108.4	$106.9
Total liabilities	$137.5	$144.6

	Three Months Ended
	March 31,
Millions	2020	2019
Income statement data:
Total revenues	$119.5	$48.8
Total expenses	109.5	54.9
Net income (loss)	$10.0	$(6.1)

Note 15. Fair Value of Financial Instruments

White Mountains records its financial instruments at fair value with the exception of debt obligations, which are recorded as debt at face value less unamortized original issue discount.
The following table presents the fair value and carrying value of this financial instrument as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
Millions	Fair Value	Carrying Value	Fair Value		Carrying Value
NSM Bank Facility	$208.7	$217.1	$221.2		$217.4
Other NSM debt	$1.6	$1.3	$1.7		$1.8
Kudu Bank Facility	$63.4	$65.7	$53.6	(1)	$53.6
Other Operations debt	$11.3	$10.6	$11.3		$10.7

(1) White Mountains measured the fair value of the Kudu Bank Facility debt at the carrying value as a result of the debt being acquired on December 23, 2019. See Note 5 — “Debt”.

The fair value estimates for the NSM Bank Facility, the Other NSM debt, the Kudu Bank Facility and Other Operations debt have been determined based on a discounted cash flow approach and are considered to be Level 3 measurements.

Note 16. Commitments and Contingencies

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
The following description presents significant legal contingencies, ongoing non-claims related litigation or arbitration as of March 31, 2020:

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

Sirius Group Tax Contingency
A subsidiary of Sirius Group, which was sold by White Mountains in 2016, has been denied interest deductions by the Swedish Tax Authority (“STA”) for tax years 2013-2016.  In October 2018, the Swedish Administrative Court ruled against Sirius Group on its appeal of the Swedish Tax Agency’s denial of certain interest deductions relating to periods prior to the sale of Sirius Group to CMI. In connection with the sale, White Mountains indemnified Sirius Group against the loss of certain tax attributes, including those related to these interest deductions. As of March 31, 2020 and December 31, 2019, White Mountains reported a liability of $15.5 million and $16.5 million, reflecting the value of these interest deductions. For the three months ended March 31, 2020 and 2019, the decreases in the liability of $1.0 million and $0.7 million is related to foreign currency translation and included within net gain on sale of discontinued operations. Sirius Group has appealed the decision to the Swedish Administrative Court of Appeal.

Note 17. Held for Sale and Discontinued Operations

Sirius Group

As of March 31, 2020 and December 31, 2019, White Mountains recorded a liability of $15.5 million and $16.5 million, related to the Sirius Group tax contingency. For the three months ended March 31, 2020 and 2019, the decreases in the liability of $0.9 million and $0.7 million, is related to foreign currency translation and included within net gain on sale of discontinued operations. See Note 16 — “Commitments and Contingencies”.

Other

As of December 31, 2017, White Mountains has classified its Guilford, Connecticut property, which consists of an office building and adjacent land, as held for sale. The property has been measured at its estimated fair value net of costs of disposal, of $3.0 million as of March 31, 2020 and December 31, 2019.

Earnings Per Share from Discontinued Operations

White Mountains calculates earnings per share using the two-class method, which allocates earnings between common and unvested restricted common shares. Both classes of shares participate equally in earnings on a per share basis. Basic earnings per share amounts are based on the weighted average number of common shares outstanding adjusted for unvested restricted common shares. Diluted earnings per share amounts are also impacted by the net effect of potentially dilutive common shares outstanding. The following table presents the Company’s computation of earnings per share for discontinued operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2020	2019
Basic and diluted earnings per share numerators (in millions):
Net (loss) income attributable to White Mountains’s common shareholders	$(128.8)	$284.4
Less: total (loss) income from continuing operations, net of tax	(129.7)	283.7
Net income from discontinued operations attributable to White Mountains’s common shareholders	$.9	$.7
Allocation of earnings to participating restricted common shares (1)	—	—
Basic and diluted earnings per share numerators (2)	$.9	$.7
Basic earnings per share denominators (in thousands):
Total average common shares outstanding during the period	3,178.0	3,172.2
Average unvested restricted common shares (3)	(33.8)	(32.5)
Basic earnings per share denominator	3,144.2	3,139.7
Diluted earnings per share denominator (in thousands):
Total average common shares outstanding during the period	3,178.0	3,172.2
Average unvested restricted common shares (3)	(33.8)	(32.5)
Diluted earnings per share denominator	3,144.2	3,139.7
Basic and diluted earnings per share (in dollars) - discontinued operations:	$.28	$.22
(1) Restricted shares issued by White Mountains contain dividend participation features, and therefore, are considered participating securities.
(2) Net earnings attributable to White Mountains’s common shareholders, net of restricted share amounts, is equal to undistributed earnings for the three months ended March 31, 2020 and 2019.
(3) Restricted common shares outstanding vest either in equal annual installments or upon a stated date. See Note 10 — “Employee Share-Based Incentive Compensation Plans”.

Note 18. Subsequent Events

COVID-19

On January 30, 2020, the spread of novel coronavirus (“COVID-19”) was declared a Public Health Emergency of International Concern by the World Health Organization (“WHO”). Subsequently, on March 11, 2020, the WHO characterized the COVID-19 outbreak as a pandemic. White Mountains continues to monitor the impact of the COVID-19 pandemic, but at the date of this report it is too early to determine the full impact this may have on the global financial markets, the overall economy and on White Mountains’s businesses, results of operations and financial condition.

Kingsbridge

On April 7, 2020, NSM acquired 100% of Kingsbridge Group Limited (“Kingsbridge”), a leading provider of commercial lines insurance and consulting services to the U.K.’s contractor and freelancer markets. The transaction valued Kingsbridge at approximately £120 million. The transaction consideration consisted of approximately £103 million in upfront cash plus additional target earn-out consideration of approximately £17 million that is contingent on Kingsbridge achieving certain EBITDA growth objectives through January 2022. Actual earnout consideration could be more or less than the target amount. White Mountains contributed $79.9 million (approximately £64.9 million based upon the foreign exchange spot rate at the date of acquisition) to NSM and NSM borrowed £42.5 million to fund the transaction.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains “forward-looking statements” including the discussion of “COVID-19 Update” on page 42. White Mountains intends statements that are not historical in nature, which are hereby identified as forward-looking statements, to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. White Mountains cannot promise that its expectations in such forward-looking statements will turn out to be correct. White Mountains’s actual results could be materially different from and worse than its expectations. See “FORWARD-LOOKING STATEMENTS” on page 70 for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements.
The following discussion also includes ten non-GAAP financial measures (i) adjusted book value per share, (ii) BAM’s gross written premiums and member surplus contributions (“MSC”) from new business, (iii) NSM’s earnings before interest, taxes, depreciation and amortization (“EBITDA”), (iv) NSM’s adjusted EBITDA, (v) Kudu’s EBITDA, (vi) Kudu’s adjusted EBITDA, (vii) total consolidated portfolio returns excluding the MediaAlpha Transaction, (viii) total common equity securities and other long-term investments returns excluding the MediaAlpha Transaction, (ix) total other long-term investments returns excluding the MediaAlpha Transaction, and (x) total adjusted capital that have been reconciled from their most comparable GAAP financial measures on page 64. White Mountains believes these measures to be useful in evaluating White Mountains’s financial performance and condition.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

Overview

White Mountains reported book value per share of $981 and adjusted book value per share of $980 as of March 31, 2020. Book value per share and adjusted book value per share both decreased 4% in the first quarter of 2020, including dividends, driven primarily by White Mountains’s pre-tax total return on invested assets of -4.6%, as equity markets declined as the COVID-19 pandemic expanded.
Gross written premiums and MSC collected in the HG Global/BAM segment totaled $20 million in the first quarter of 2020, compared to $16 million in the first quarter of 2019. BAM insured municipal bonds with par value of $3.0 billion in the first quarter of 2020, compared to $1.9 billion in the first quarter of 2019. Total pricing, which reflects both gross written premiums and MSC from new business, was 66 basis points in the first quarter of 2020, compared to 83 basis points in the first quarter of 2019. BAM’s total claims paying resources were $930 million at March 31, 2020, compared to $938 million at December 31, 2019 and $878 million at March 31, 2019. The reduction in claims paying resources primarily related to a January 2020 cash payment of $65 million on the BAM surplus notes, of which $16 million flowed outside the regulatory trusts included in BAM’s claims paying resources.
NSM reported pre-tax loss of $1 million, adjusted EBITDA of $11 million, and commission and other revenues of $65 million in the first quarter of 2020, compared to pre-tax loss of $2 million, adjusted EBITDA of $10 million, and commission and other revenues of $49 million in the first quarter of 2019. Results for the first quarter of 2020 include the results of Embrace Pet Insurance, which NSM acquired on April 1, 2019. On April 7, 2020, NSM acquired 100% of Kingsbridge Group Limited, a leading provider of commercial lines insurance and consulting services to the U.K.’s contractor and freelancer markets.
In the first quarter of 2020, Kudu reported pre-tax loss of $21 million and adjusted EBITDA of $6 million. Pre-tax loss included a $25 million unrealized loss on Kudu’s Participation Contracts, primarily reflecting the impact of the market declines on the assets under management of Kudu’s underlying asset management firms as a result of the COVID-19 pandemic. In the first quarter of 2020, Kudu deployed $21 million in Creation Investments Capital Management, a private equity firm specializing in impact investing. Kudu has now deployed a total of $288 million in ten investment management firms with combined assets under management of approximately $33 billion, spanning a range of asset classes, including real estate, real assets, wealth management, hedge funds, private equity and alternative credit strategies.
White Mountains’s pre-tax total return on invested assets was -4.6% in the first quarter 2020, compared to 10.1% in the first quarter of 2019, which included a $115 million pre-tax unrealized investment gain from the MediaAlpha Transaction. Excluding the MediaAlpha Transaction, White Mountains’s pre-tax total return on invested assets was 5.7% in the first quarter of 2019. Returns in the first quarter of 2020 were driven primarily by the decline in equity markets as the COVID-19 pandemic expanded. Returns in the first quarter of 2019 were driven primarily by the strong rebound in equity markets following a decline in the fourth quarter of 2018.
White Mountains’s portfolio of common equity securities returned -20.9% in the first quarter of 2020, compared to 13.0% in the first quarter of 2019, underperforming the S&P 500 Index returns of -19.6% and 13.6%, respectively. The results were driven primarily by relative underperformance in White Mountains’s international common equity portfolios in both periods.

White Mountains’s other long-term investments portfolio returned -0.9% in the first quarter of 2020 compared to 32.6% in the first quarter of 2019, which included $115 million pre-tax unrealized investment gain from the MediaAlpha Transaction. Excluding the MediaAlpha Transaction, White Mountains’s other long-term investments portfolio returned 0.2% in the first quarter of 2019. Returns in the first quarter of 2020 were driven primarily by the $25 million decrease in the fair value of Kudu’s Participation Contracts, a $10 million decrease in the fair value of White Mountains’s investment in PassportCard/DavidShield, where the global slowdown in travel activity in reaction to the COVID-19 pandemic caused a significant decline in premiums and revenues, and a $30 million increase in the fair value of White Mountains’s investment in MediaAlpha resulting from increases in profitability metrics driven primarily by higher volumes in its insurance verticals. Returns in the first quarter of 2019, excluding the impact of the MediaAlpha Transaction, were driven primarily by relatively flat performance from unconsolidated entities and private equity funds.
White Mountains’s fixed income portfolio returned 0.7% in the first quarter of 2020, compared to 2.3% in the first quarter of 2019, underperforming and in line with the Bloomberg Barclays U.S. Intermediate Aggregate Index returns of 2.5% and 2.3%, respectively. The results in the first quarter of 2020 were driven primarily by the short duration positioning of White Mountains’s fixed income portfolio as interest rates declined significantly during the period.

COVID-19 Update

During the first quarter of 2020, the novel coronavirus (“COVID-19”) spread rapidly across the globe, causing the World Health Organization (“WHO”) to characterize the COVID-19 outbreak as a pandemic. Governments around the world have instituted a variety of measures to combat the spread of COVID-19, including travel and social gathering restrictions, school closures and stay-at-home guidelines, which have profoundly impacted the economic conditions in which White Mountains’s various businesses operate. A summary of significant known trends and uncertainties regarding the pandemic and governmental response thereto upon each of White Mountains’s primary businesses follows:

HG Global/BAM.

•	BAM experienced strong investor demand for insured bonds throughout the first quarter of 2020, even as market conditions shifted dramatically during the quarter.

•
Although primary market activity came to an effective halt in March due to municipal bond market dislocation in reaction to the pandemic, BAM saw good opportunities in the secondary market throughout the quarter, particularly in March as credit fundamentals came back into focus.

•	In April, primary market activity began to reopen, while the secondary market remained active.

•	BAM expects that market volatility should give rise, over time, to both increased insured penetration in the primary market and opportunities in the secondary market.

•
The pandemic is negatively impacting the finances of municipalities to varying degrees, and, over time, financial stress could emerge. BAM’s existing credit portfolio is of high quality and structured to be resilient during economic slowdowns. Through May 1, 2020, all BAM-insured bond payments were made by insureds. BAM currently has no insured bonds on its insured credit watchlist.

•
BAM views consumption-based tax-backed credits (sales, hotel, excise), transportation-related credits (airports, mass transportation, ports and toll roads) and higher education-related credits as those most likely to be affected by pandemic-related impacts on the economy. Combined, these sectors total approximately 13% of BAM’s outstanding insured par.

NSM.

•
During the first quarter of 2020, NSM’s results were not materially impacted by the pandemic. Early data in April suggests changes in customer behavior in response to the pandemic have had both positive impacts (e.g., higher volumes in pet health insurance) and negative impacts (e.g., lower volumes in non-standard auto and outdoor leisure businesses in the United Kingdom, and sports programs and staffing lines in the United States).

•
NSM’s business has some correlation with the broader macroeconomic cycle, primarily in the direct-to-consumer businesses (collector car, pet, nonstandard auto and outdoor leisure) and in the specialty transportation and social services businesses. Results at NSM could soften in the coming quarters, but White Mountains does not currently anticipate dramatic impacts over the fullness of time.

•
Many insurers, particularly auto insurers, have announced insurance premium refunds and payment grace periods for their customers. In addition, regulators in certain states have ordered insurers to issue partial premium refunds for insurance lines where the risk of loss has fallen substantially as a result of the pandemic, including private passenger automobile, commercial automobile, workers' compensation, commercial multi-peril, and commercial liability. Other state insurance departments could issue similar orders. To the extent NSM’s insurance partners issue such refunds or grace periods, it could affect NSM’s commissions and/or cashflow.

Kudu.

•
During the first quarter of 2020, on a same store basis, Kudu estimated that it experienced a decline in AUM of 7% and a decline in modeled annualized revenue of 12%. The decline in Kudu’s modeled annualized revenue was a result of the decline in AUM as well as reductions in fees at certain underlying asset management businesses.

•
Over time, Kudu’s revenues will fluctuate with increases and decreases in AUM and fee levels at Kudu’s underlying asset management business. Kudu’s conscious portfolio diversification, in particular its emphasis on private capital and its de-emphasis on long-only, should continue to provide some downside protection.

MediaAlpha.

•
During the first quarter of 2020, MediaAlpha’s results were not significantly impacted by the pandemic, as a continued increase in profitability was driven primarily by higher volumes in its insurance verticals, partially offset by a significant decline in volume in its much smaller travel vertical.

•
MediaAlpha’s business has some correlation with the broader macroeconomic cycle, primarily to advertising spend levels in its core verticals. Results at MediaAlpha could soften in the coming quarters, but White Mountains does not currently anticipate dramatic impacts over the fullness of time.

PassportCard/DavidShield.

•
During the first quarter of 2020, premiums and commission revenues from travel insurance placed by PassportCard declined dramatically. This decline was modestly offset by increased revenues from international private medical insurance placed by DavidShield. PassportCard/DavidShield expects these trends to continue until global travel resumes.

•	To date, claims from policies placed by PassportCard/DavidShield have been modest.

•	In May, White Mountains invested $15 million into the business in order to support operations and to continue global expansion without interruption.

Elementum.

•
During the first quarter of 2020, Elementum's business was not significantly impacted by the pandemic and is expected to have low correlation with the broader macroeconomic cycle and financial markets.

•	In the near term, Elementum’s AUM and revenues may increase or decrease as institutional investors rebalance portfolios or seek liquidity as they assess the ILS and investment markets more broadly.

Adjusted Book Value Per Share

The following table presents White Mountains’s book value per share and reconciles it to adjusted book value per share, a non-GAAP measure. See NON-GAAP FINANCIAL MEASURES on page 64.

	March 31, 2020	December 31, 2019	March 31, 2019
Book value per share numerators (in millions):
White Mountains’s common shareholders’ equity - GAAP book value per share numerator	$3,076.7	$3,261.5	$3,122.0
Time value of money discount on expected future payments on the BAM Surplus Notes (1)	(149.2)	(151.6)	(138.6)
HG Global’s unearned premium reserve (1)	160.5	156.7	140.2
HG Global’s net deferred acquisition costs (1)	(42.9)	(41.5)	(35.7)
Adjusted book value per share numerator	$3,045.1	$3,225.1	$3,087.9
Book value per share denominators (in thousands of shares):
Common shares outstanding - GAAP book value per share denominator	3,135.0	3,185.4	3,181.2
Unearned restricted common shares	(26.9)	(18.5)	(25.5)
Adjusted book value per share denominator	3,108.1	3,166.9	3,155.7
GAAP book value per share	$981.39	$1,023.91	$981.39
Adjusted book value per share	$979.74	$1,018.41	$978.51
Year-to-date dividends paid per share	$1.00	$1.00	$1.00
(1) Amount reflects White Mountains’s preferred share ownership in HG Global of 96.9%.

Goodwill and Other Intangible Assets

The following table presents a summary of goodwill and other intangible assets that are included in White Mountains’s book value as of March 31, 2020, December 31, 2019, and March 31, 2019:

Millions	March 31, 2020	December 31, 2019	March 31, 2019
Goodwill:
NSM	$379.1	$381.6	$328.8
Kudu	7.6	7.6	—
Other Operations	5.7	5.5	20.9
Total goodwill	392.4	394.7	349.7
Other intangible assets:
NSM	236.1	241.4	159.9
Kudu	1.9	2.0	—
Other Operations	16.4	16.6	.6
Total other intangible assets	254.4	260.0	160.5
Total goodwill and other intangible assets (1)	646.8	654.7	510.2
Goodwill and other intangible assets attributed to non-controlling interests	(23.5)	(23.4)	(24.1)
Goodwill and other intangible assets included in White Mountains’s common shareholders’ equity	$623.3	$631.3	$486.1
(1) See Note 4 — “Goodwill and Other Intangible Assets” for details of goodwill and other intangible assets.

Summary of Consolidated Results

The following table presents White Mountains’s consolidated financial results for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
Millions	2020	2019
Revenues
Financial Guarantee revenues	$17.5	$21.9
Specialty Insurance Distribution revenues	65.0	49.3
Asset Management revenues	(17.4)	—
Marketing Technology revenues (1)	—	48.8
Other Operations revenues	(124.3)	313.6
Total revenues	(59.2)	433.6
Expenses
Financial Guarantee expenses	16.4	15.7
Specialty Insurance Distribution expenses	66.4	50.8
Asset Management expenses	4.0	—
Marketing Technology expenses (1)	—	54.9
Other Operations expenses	20.0	30.5
Total expenses	106.8	151.9
Pre-tax (loss) income
Financial Guarantee pre-tax income	1.1	6.2
Specialty Insurance Distribution pre-tax loss	(1.4)	(1.5)
Asset Management pre-tax loss	(21.4)	—
Marketing Technology pre-tax loss (1)	—	(6.1)
Other Operations pre-tax (loss) income	(144.3)	283.1
Total pre-tax (loss) income	(166.0)	281.7
Income tax benefit (expense)	25.5	(10.2)
Net (loss) income from continuing operations	(140.5)	271.5
Net gain on sale of discontinued operations, net of tax	.9	.7
Net (loss) income	(139.6)	272.2
Net loss attributable to non-controlling interests	10.8	12.2
Net (loss) income attributable to White Mountains’s common shareholders	(128.8)	284.4
Other comprehensive loss, net of tax	(3.4)	(.3)
Comprehensive (loss) income	(132.2)	284.1
Comprehensive income attributable to non-controlling interests	—	—
Comprehensive (loss) income attributable to White Mountains’s common shareholders	$(132.2)	$284.1
(1) MediaAlpha’s results are from January 1, 2019 to February 26, 2019, the date of the MediaAlpha Transaction.

I. Summary of Operations By Segment

As of March 31, 2020, White Mountains conducted its operations through four segments: (1) HG Global/BAM, (2) NSM, (3) Kudu and (4) Other Operations. In addition, MediaAlpha was consolidated as a reportable segment until the date of the MediaAlpha Transaction. A discussion of White Mountains’s consolidated investment operations is included after the discussion of operations by segment. White Mountains’s segment information is presented in Note 13 — “Segment Information” to the Consolidated Financial Statements.
As a result of the Kudu Transaction, White Mountains began consolidating Kudu in its financial statements in the second quarter of 2019. See Note 2 — “Significant Transactions”.
As a result of the MediaAlpha Transaction, White Mountains no longer consolidated MediaAlpha, and consequently it was no longer a reportable segment. White Mountains’s segment disclosures for the first quarter of 2019 include MediaAlpha’s results of operations for the period from January 1, 2019 to February 26, 2019, the date of the MediaAlpha Transaction. See Note 2 — “Significant Transactions”.

HG Global/BAM

The following tables present the components of pre-tax income (loss) included in White Mountains’s HG Global/BAM segment related to the consolidation of HG Global, which includes HG Re and its other wholly-owned subsidiaries, and BAM for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020
Millions	HG Global		BAM	Eliminations	Total
Direct written premiums	$—		$9.7	$—	$9.7
Assumed written premiums	8.3		—	(8.3)	—
Gross written premiums	8.3		9.7	(8.3)	9.7
Ceded written premiums	—		(8.3)	8.3	—
Net written premiums	$8.3		$1.4	$—	$9.7

Earned insurance premiums	$4.4		$1.0	$—	$5.4
Net investment income	2.3		3.2	—	5.5
Net investment income - BAM Surplus Notes	4.8		—	(4.8)	—
Net realized and unrealized investment gains	1.4		4.7	—	6.1
Other revenue	—		.5	—	.5
Total revenues	12.9		9.4	(4.8)	17.5
Insurance acquisition expenses	1.0	—	.7	—	1.7
Other underwriting expenses	—		—	—	—
General and administrative expenses	.5		14.2	—	14.7
Interest expense - BAM Surplus Notes	—		4.8	(4.8)	—
Total expenses	1.5		19.7	(4.8)	16.4
Pre-tax income (loss)	$11.4		$(10.3)	$—	$1.1
Supplemental information:
MSC collected (1)	$—		$10.0	$—	$10.0
(1) MSC are recorded directly to BAM’s equity, which is recorded as non-controlling interest on White Mountains’s balance sheet.

	Three Months Ended March 31, 2019
Millions	HG Global	BAM	Eliminations	Total
Direct written premiums	$—	$7.9	$—	$7.9
Assumed (ceded) written premiums	6.7	—	(6.7)	—
Gross written premiums	6.7	7.9	(6.7)	7.9
Ceded written premiums	—	(6.7)	6.7	—
Net written premiums	$6.7	$1.2	$—	$7.9

Earned insurance premiums	$3.4	$.8	$—	$4.2
Net investment income	1.9	3.4	—	5.3
Net investment income - BAM Surplus Notes	6.9	—	(6.9)	—
Net realized and unrealized investment losses	5.1	6.7	—	11.8
Other revenue	—	.6	—	.6
Total revenues	17.3	11.5	(6.9)	21.9
Insurance acquisition expenses	.8	.5	—	1.3
General and administrative expenses	.5	13.9	—	14.4
Interest expense - BAM Surplus Notes	—	6.9	(6.9)	—
Total expenses	1.3	21.3	(6.9)	15.7
Pre-tax income (loss)	$16.0	$(9.8)	$—	$6.2
Supplemental information:
MSC collected (1)	$—	$7.9	$—	$7.9
(1) MSC are recorded directly to BAM’s equity, which is recorded as non-controlling interest on White Mountains’s balance sheet.

HG Global/BAM Results—Three Months Ended March 31, 2020 versus Three Months Ended March 31, 2019
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
Gross written premiums and MSC collected in the HG Global/BAM segment were $20 million in the first quarter of 2020, compared to $16 million in the first quarter of 2019. BAM insured $3.0 billion of municipal bonds, $2.5 billion of which were in the primary market, in the first quarter of 2020, compared to $1.9 billion of municipal bonds, $1.4 billion of which were in the primary market, in the first quarter of 2019.
Total pricing, which reflects both gross written premiums and MSC from new business, decreased to 66 basis points in the first quarter of 2020, compared to 83 basis points in the first quarter of 2019. See “NON-GAAP FINANCIAL MEASURES” on page 64. The decrease in total pricing was driven primarily by a decrease in pricing in the secondary market. Pricing in the primary market increased to 49 basis points in the first quarter of 2020, compared to 41 basis points in the first quarter of 2019. Pricing in the secondary markets, which is more transaction specific than pricing in the primary market, decreased to 160 basis points in the first quarter of 2020, compared to 190 basis points in the first quarter of 2019.

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
The following table presents the gross par value of primary and secondary market policies issued, the gross par value of assumed reinsurance, the gross written premiums and MSC collected and total pricing for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
$ in Millions	2020	2019
Gross par value of primary market policies issued	$2,508.1	$1,385.8
Gross par value of secondary market policies issued	468.5	539.2
Total gross par value of market policies issued	$2,976.6	$1,925.0
Gross written premiums	$9.7	$7.9
MSC collected	10.0	7.9
Total gross written premiums and MSC collected	$19.7	$15.8
Present value of future installment MSC collections	—	.2
Gross written premium adjustments on existing installment policies	—	(.1)
Gross written premiums and MSC from new business	$19.7	$15.9
Total pricing	66 bps	83 bps

HG Global reported GAAP pre-tax income of $11 million in the first quarter of 2020, compared to $16 million in the first quarter of 2019. The decrease in pre-tax income was driven primarily by lower interest income on the BAM Surplus Notes and lower unrealized investment gains. Results in the first quarter of 2020 include $5 million of interest income on the BAM Surplus Notes, compared to $7 million in the first quarter of 2019.
BAM is a mutual insurance company that is owned by its members. BAM’s results are consolidated into White Mountains’s GAAP financial statements and attributed to non-controlling interests. White Mountains reported $10 million of GAAP pre-tax loss from BAM in the first quarter of 2020, compared to $10 million in the first quarter of 2019. Pre-tax income was driven primarily by lower interest expense on the BAM Surplus Notes offset by lower unrealized investment gains. Results in the first quarter of 2020 include $5 million of interest expense on the BAM Surplus Notes, compared to $7 million of interest expense in the first quarter of 2019.

Claims Paying Resources
BAM’s “claims paying resources” represents the capital and other financial resources BAM has available to pay claims and, as such, is a key indication of BAM’s financial strength.
BAM’s claims paying resources were $930 million as of March 31, 2020, compared to $938 million as of December 31, 2019 and $878 million as of March 31, 2019. The reduction in claims paying resources primarily related to the $65 million cash payment on the BAM surplus notes, of which $16 million was distributed outside the regulatory trusts included in BAM’s claims paying resources.
The following table presents BAM’s total claims paying resources as of March 31, 2020 and December 31, 2019:

Millions	March 31, 2020	December 31, 2019
Policyholders’ surplus	$333.5	$402.4
Contingency reserve	72.4	68.2
Qualified statutory capital	405.9	470.6
Net unearned premiums	40.1	39.3
Present value of future installment premiums and MSC	13.8	13.7
HG Re, Ltd. collateral trusts at statutory value	370.3	314.0
Fidus Re, Ltd. collateral trust at statutory value	100.0	100.0
Claims paying resources	$930.1	$937.6

HG Global/BAM Balance Sheets
The following tables present amounts from HG Global, which includes HG Re and its other wholly-owned subsidiaries, and BAM that are contained within White Mountains’s consolidated balance sheet as of March 31, 2020 and December 31, 2019:

	March 31, 2020
Millions	HG Global	BAM	Eliminations and Segment Adjustment	Total
Assets
Fixed maturity investments	$370.4	$447.8	$—	$818.2
Short-term investments	6.5	18.0	—	24.5
Total investments	376.9	465.8	—	842.7
Cash	2.9	7.6	—	10.5
BAM Surplus Notes	409.8	—	(409.8)	—
Accrued interest receivable on BAM Surplus Notes	150.4	—	(150.4)	—
Deferred acquisition costs	44.2	23.3	(44.2)	23.3
Insurance premiums receivable	4.2	6.8	(4.2)	6.8
Accrued investment income	2.1	3.4	—	5.5
Other assets	—	15.5	(.1)	15.4
Total assets	$990.5	$522.4	$(608.7)	$904.2
Liabilities
BAM Surplus Notes(1)	$—	$409.8	$(409.8)	$—
Accrued interest payable on BAM Surplus Notes(2)	—	150.4	(150.4)	—
Preferred dividends payable to White Mountains’s subsidiaries(3)	321.9	—	—	321.9
Preferred dividends payable to non-controlling interests	11.2	—	—	11.2
Unearned insurance premiums	165.6	37.1	—	202.7
Accrued incentive compensation	.3	9.4	—	9.7
Accounts payable on unsettled investment purchases	—	—	—	—
Other liabilities	1.1	62.6	(48.5)	15.2
Total liabilities	500.1	669.3	(608.7)	560.7
Equity
White Mountains’s common shareholders’ equity	476.4	—	—	476.4
Non-controlling interests	14.0	(146.9)	—	(132.9)
Total equity	490.4	(146.9)	—	343.5
Total liabilities and equity	$990.5	$522.4	$(608.7)	$904.2

(1)	Under GAAP, the BAM Surplus Notes are classified as debt by the issuer. Under statutory accounting principles, they are classified as policyholders’ surplus.

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

	December 31, 2019
Millions	HG Global	BAM	Eliminations and Segment Adjustment	Total Segment
Assets
Fixed maturity investments	$304.2	$495.1	$—	$799.3
Short-term investments	15.7	30.6	—	46.3
Total investments	319.9	525.7	—	845.6
Cash	9.8	14.4	—	24.2
BAM Surplus Notes	457.6	—	(457.6)	—
Accrued interest receivable on BAM Surplus Notes	162.7	—	(162.7)	—
Deferred acquisition costs	42.8	22.1	(42.8)	22.1
Insurance premiums receivable	4.2	6.7	(4.2)	6.7
Accrued investment income	1.7	3.7	—	5.4
Other assets	—	20.2	(.2)	20.0
Total assets	$998.7	$592.8	$(667.5)	$924.0
Liabilities
BAM Surplus Notes(1)	$—	$457.6	$(457.6)	$—
Accrued interest payable on BAM Surplus Notes(2)	—	162.7	(162.7)	—
Preferred dividends payable to White Mountains’s subsidiaries(3)	330.3	—	—	330.3
Preferred dividends payable to non-controlling interests	11.4	—	—	11.4
Unearned insurance premiums	161.7	36.7	—	198.4
Accrued incentive compensation	.7	21.0	—	21.7
Other liabilities	1.0	61.5	(47.2)	15.3
Total liabilities	505.1	739.5	(667.5)	577.1
Equity
White Mountains’s common shareholders’ equity	479.2	—	—	479.2
Non-controlling interests	14.4	(146.7)	—	(132.3)
Total equity	493.6	(146.7)	—	346.9
Total liabilities and equity	$998.7	$592.8	$(667.5)	$924.0

(1)	Under GAAP, the BAM Surplus Notes are classified as debt by the issuer. Under statutory accounting principles, they are classified as policyholders’ surplus.

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

NSM

The following table presents the components of GAAP net loss, EBITDA and adjusted EBITDA included in White Mountains’s NSM segment for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
Millions	2020	2019
Commission revenues	$53.0	$43.3
Broker commission expenses	18.3	15.5
Gross profit	34.7	27.8
Other revenues	12.0	6.0
General and administrative expenses	39.6	25.3
Change in fair value of contingent consideration earnout liabilities	(.6)	1.3
Amortization of other intangible assets	4.8	5.0
Interest expense	4.3	3.7
GAAP pre-tax loss	(1.4)	(1.5)
Income tax benefit	(.7)	(.3)
GAAP net loss	(.7)	(1.2)
Add back:
Interest expense	4.3	3.7
Income tax benefit	(.7)	(.3)
General and administrative expenses — depreciation	.9	.5
Amortization of other intangible assets	4.8	5.0
EBITDA (1)	8.6	7.7
Add back:
Change in fair value of contingent consideration earnout liabilities	(.6)	1.3
Acquisition-related transaction expenses	1.7	.5
Fair value purchase accounting adjustment for deferred revenue	—	—
Investments made in the development of new business lines	—	.2
Restructuring expenses	.8	.1
Adjusted EBITDA (1)	$10.5	$9.8
(1) See “NON-GAAP FINANCIAL MEASURES” on page 64.

NSM Results—Three Months Ended March 31, 2020 versus Three Months Ended March 31, 2019
NSM reported pre-tax loss of $1 million, adjusted EBITDA of $11 million and commission and other revenues of $65 million in the first quarter of 2020, compared to pre-tax loss of $2 million, adjusted EBITDA of $10 million and commission and other revenues of $49 million in the first quarter of 2019. The results were primarily driven by growth in the real estate, specialty transportation and pet verticals, offset by a decline in the U.K. vertical. Results for the first quarter of 2020 include the results of Embrace Pet Insurance (“Embrace”), which NSM acquired on April 1, 2019.
NSM’s business consists of over 15 active programs that are broadly categorized into six market verticals. The pet vertical was added in the second quarter of 2019 with the acquisition of Embrace. The following table presents the controlled premium and commission and other revenues by vertical for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020		2019
$ in Millions	Controlled Premium (1)	Commission and Other Revenues	Controlled Premium (1)	Commission and Other Revenues
Specialty Transportation	$74.2	$20.3	$65.9	$17.9
Real Estate	48.4	11.3	38.8	9.0
Social Services	24.5	6.3	22.9	5.8
Pet	29.3	11.8	—	—
United Kingdom	38.8	10.0	41.8	12.1
Other	35.8	5.3	27.2	4.5
Total	$251.0	$65.0	$196.6	$49.3
(1) Controlled Premium are total premiums placed by NSM during the period.

Specialty Transportation: NSM’s specialty transportation controlled premium and commission and other revenues increased by 13% in the first quarter of 2020, compared to the first quarter of 2019, driven primarily by growth in both rate and units, particularly in the trucking business as the market hardened due to reduced capacity.
Real Estate: NSM’s real estate controlled premium and commission and other revenues increased 25% and 26%, respectively, in the first quarter of 2020, compared to the first quarter of 2019, driven primarily by growth in both rate and units. The growth was driven by rate increases in coverages for coastal condominium associations combined with unit growth in NSM’s excess and surplus habitational program.
Social Services: NSM’s social services controlled premium and commission and other revenues increased 7% and 9%, respectively, in the first quarter of 2020, compared to the first quarter of 2019. While the social services market remained competitive, growth in units was the primary driver of the increases.
Pet: NSM’s pet controlled premium and commission and other revenues were $29 million and $12 million, respectively, in the first quarter of 2020. The pet program was added during the second quarter of 2019 with the acquisition of Embrace.
United Kingdom: NSM’s United Kingdom controlled premium decreased 7% in the first quarter of 2020, compared to the first quarter of 2019, as growth in MGA premiums was more than offset by a decline in brokerage premiums. Commission and other revenues declined 17% due to product mix, as the MGA programs have lower commission rates than brokerage programs.
Other: NSM’s other controlled premium increased 32% in the first quarter of 2020, compared to the first quarter of 2019, driven primarily by unit growth in the retail and architects and engineers businesses. The increase in controlled premium, slightly offset by a decline in rates, resulted in an 18% increase in commission and other revenues in the first quarter of 2020 compared to the first quarter of 2019.

Kudu

On April 4, 2019, White Mountains acquired the ownership interests in Kudu held by certain funds managed by Oaktree Capital Management, L.P. (“Oaktree”) for cash consideration of $81 million. In addition, White Mountains assumed all of Oaktree’s unfunded capital commitments to Kudu, increasing White Mountains’s total capital commitment to $250 million (the “Kudu Transaction”). As a result of the Kudu Transaction, White Mountains’s ownership of Kudu increased from 49.5% to 99.1% (42.7% to 85.4% on a fully diluted, fully converted basis) and White Mountains began consolidating Kudu as a reportable segment in its financial statements in the second quarter of 2019. During the fourth quarter of 2019, White Mountains increased its total capital commitment to Kudu by an additional $100 million to $350 million, and Kudu obtained a committed $125 million credit facility.
In the first quarter of 2020, Kudu deployed $21 million in Creation Investments Capital Management (“Creation”), a private equity firm specializing in impact investing. Kudu has now deployed a total of $288 million in ten investment management firms with combined assets under management of approximately $33 billion, spanning a range of asset classes, including real estate, real assets, wealth management, hedge funds, private equity and alternative credit strategies. The average cash yield to Kudu at inception for the $288 million of deployed capital was 10.4%.
The following table presents the components of GAAP net loss, EBITDA and adjusted EBITDA included in White Mountains’s Kudu segment for the three months ended March 31, 2020:

Three Months Ended March 31, 2020

Millions
Net investment income	$7.3
Net unrealized investment losses	(24.8)
Other revenues	.1
Total revenues	(17.4)
General and administrative expenses	2.5
Amortization of other intangible assets	.1
Interest expense	1.4
Total expenses	4.0
GAAP pre-tax loss	(21.4)
Income tax benefit	5.4
GAAP net loss	(16.0)
Add back:
Interest expense	1.4
Income tax benefit	5.4
Amortization of other intangible assets	.1
EBITDA (1)	(19.9)
Add back:
Net unrealized investment losses	(24.8)
Acquisition-related transaction expenses	.6
Adjusted EBITDA (1)	$5.5
(1) See “NON-GAAP FINANCIAL MEASURES” on page 64.

In the first quarter of 2020, Kudu reported pre-tax loss of $21 million and adjusted EBITDA of $6 million. Pre-tax loss included a $25 million unrealized loss on Kudu’s Participation Contracts, primarily reflecting the impact of the market declines on the assets under management of Kudu’s underlying asset management businesses as a result of the COVID-19 pandemic.
During the first quarter of 2020, on a same store basis, Kudu estimated that it experienced a decline in AUM of 7% and a decline in modeled annualized revenue of 12%. The decline in Kudu’s modeled annualized revenue was the result of the decline in AUM as well as reductions in fees at certain underlying asset management businesses.

MediaAlpha

As a result of the MediaAlpha Transaction, White Mountains’s reduced its ownership interest in MediaAlpha to 48.3% of the basic units outstanding (42.0% on a fully diluted, fully converted basis). White Mountains’s remaining ownership interest in MediaAlpha no longer meets the criteria for a controlling ownership interest and, accordingly, White Mountains deconsolidated MediaAlpha as of February 26, 2019. Subsequent to the MediaAlpha Transaction, White Mountains accounts for its investment in MediaAlpha at fair value within other long-term investments. See Summary of Investment Results on page 56.
The following table presents the components of GAAP pre-tax loss included in White Mountains’s MediaAlpha segment for the period from January 1, 2019 to February 26, 2019:

Millions	January 1, 2019 to February 26, 2019
Advertising and commission revenues	$48.8
Cost of sales	40.6
Gross profit	8.2
General and administrative expenses	5.7
General and administrative expenses - MediaAlpha Transaction related costs	6.8
Amortization of other intangible assets	1.6
Interest expense	.2
GAAP pre-tax loss	$(6.1)

MediaAlpha reported GAAP pre-tax loss of $6 million and revenues of $49 million from January 1, 2019 to February 26, 2019, the date of the MediaAlpha Transaction. During the period from January 1, 2019 to February 26, 2019, revenues were primarily driven by the P&C and Health, Medicare and Life verticals, which had revenues of $26 million and $17 million. During the period from January 1, 2019 to February 26, 2019, MediaAlpha recognized $7 million of costs related to the transaction with Insignia Group in general and administrative expenses.

Other Operations

The following table presents a summary of White Mountains’s financial results from its Other Operations segment for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
Millions	2020	2019
Net investment income	$10.1	$10.7
Net realized and unrealized investment (losses) gains	(138.0)	119.1
Realized gain and unrealized investment gain from the MediaAlpha Transaction	—	182.2
Advertising and commission revenues	2.1	1.3
Other revenues	1.5	.3
Total revenues	(124.3)	313.6
Cost of sales	2.0	1.1
General and administrative expenses	17.5	29.4
Amortization of other intangible assets	.2	—
Interest expense	.3	—
Total expenses	20.0	30.5
Pre-tax (loss) income	$(144.3)	$283.1

Other Operations Results—Three Months Ended March 31, 2020 versus Three Months Ended March 31, 2019
White Mountains’s Other Operations segment reported pre-tax loss of $144 million in the first quarter of 2020, compared to pre-tax income of $283 million in the first quarter of 2019. White Mountains’s Other Operations segment reported net realized and unrealized investment losses of $138 million in the first quarter of 2020, compared to net realized and unrealized investment gains of $119 million in the first quarter of 2019. In the first quarter of 2019, White Mountains’s Other Operations also reported a realized gain and unrealized investment gain from the MediaAlpha Transaction of $182 million. White Mountains’s Other Operations segment reported net investment income of $10 million in the first quarter of 2020, compared to $11 million in the first quarter of 2019. See Summary of Investment Results on page 56. The Other Operations segment reported general and administrative expenses of $18 million in the first quarter of 2020, compared to $29 million in the first quarter of 2019. The decrease in general and administrative expenses was driven primarily by a reduction in incentive compensation costs.

II. Summary of Investment Results

White Mountains’s total investment results include results from all segments. For purposes of discussing rates of return, all percentages are presented gross of management fees and trading expenses in order to produce a better comparison to benchmark returns.
The following table presents the pre-tax investment return for White Mountains’s consolidated portfolio for the three months ended March 31, 2020 and 2019:

Gross Investment Returns and Benchmark Returns

	Three Months Ended
	March 31,
	2020	2019

Common equity securities	(20.9)%	13.0%
Other long-term investments	(0.9)%	32.6%
Other long-term investments - excluding MediaAlpha Transaction	(0.9)%	0.2%
Total common equity securities and other long-term investments	(9.6)%	19.0%
Total common equity securities and other long-term investments - excluding MediaAlpha Transaction	(9.6)%	9.3%
S&P 500 Index (total return)	(19.6)%	13.6%

Fixed income investments	0.7%	2.3%
Bloomberg Barclays U.S. Intermediate Aggregate Index	2.5%	2.3%

Total consolidated portfolio	(4.6)%	10.1%
Total consolidated portfolio - excluding MediaAlpha Transaction	(4.6)%	5.7%

Investment Returns—Three Months Ended March 31, 2020 versus Three Months Ended March 31, 2019
White Mountains’s pre-tax total return on invested assets was -4.6% in the first quarter 2020, compared to 10.1% in the first quarter of 2019, which included a $115 million pre-tax unrealized investment gain from the MediaAlpha Transaction. Excluding the MediaAlpha Transaction, White Mountains’s pre-tax total return on invested assets was 5.7% in the first quarter of 2019.
Returns in the first quarter of 2020 were driven primarily by the decline in equity markets as the COVID-19 pandemic expanded. Returns in the first quarter of 2019 were driven primarily by the strong rebound in equity markets following a decline in the fourth quarter of 2018.

Common Equity Securities and Other Long-Term Investments Results
White Mountains’s portfolio of common equity securities and other long-term investments was $1.3 billion and $1.5 billion as of March 31, 2020 and December 31, 2019. See Note 3 - “Investment Securities”. White Mountains’s portfolio of common equity securities and other long-term investments represented approximately 50% and 52% of total invested assets as of March 31, 2020 and December 31, 2019.
White Mountains’s portfolio of common equity securities and other long-term investments returned -9.6% in the first quarter of 2020 compared to 19.0% in the first quarter of 2019, which included $115 million pre-tax unrealized investment gain from the MediaAlpha Transaction. Excluding the MediaAlpha Transaction, White Mountains’s portfolio of common equity securities and other long-term investments returned 9.3% in the first quarter of 2019.
White Mountains’s portfolio of common equity securities primarily consists of passive ETFs and publicly-traded common equity securities that are actively managed by third-party registered investment advisers. White Mountains’s portfolio of common equity securities was $524 million and $684 million as of March 31, 2020 and December 31, 2019. White Mountains’s portfolio of common equity securities returned -20.9% in the first quarter of 2020, compared to 13.0% in the first quarter of 2019, underperforming the S&P 500 Index returns of -19.6% and 13.6%, respectively. The results were driven primarily by relative underperformance in White Mountains’s international common equity portfolios in both periods.

White Mountains’s portfolio of ETFs seeks to provide investment results that generally correspond to the performance of the S&P 500 Index. White Mountains’s portfolio of ETFs was $416 million and $536 million as of March 31, 2020 and December 31, 2019. White Mountains’s portfolio of ETFs essentially earned the effective index return, before expenses, over the period in which White Mountains was invested in these funds in the first quarter of 2020 and 2019.
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
White Mountains’s actively managed common equity portfolio was $108 million and $147 million as of March 31, 2020 and December 31, 2019. White Mountains’s actively managed common equity portfolio returned -26.5% in the first quarter of 2020 compared to 11.0% in the first quarter of 2019, underperforming the S&P 500 Index returns of -19.6% and 13.6%, respectively. The results were driven primarily by relative underperformance in the international common equity portfolios managed by Highclere and Silchester in both periods.
White Mountains maintains a portfolio of other long-term investments that primarily consists of unconsolidated entities, including Kudu’s Participation Contracts, private equity funds, hedge funds, ILS funds and private debt instruments. White Mountains’s portfolio of other long-term investments was $806 million and $856 million as of March 31, 2020 and December 31, 2019.
White Mountains’s other long-term investments portfolio returned -0.9% in the first quarter of 2020 compared to 32.6% in the first quarter of 2019, which included $115 million pre-tax unrealized investment gain from the MediaAlpha Transaction. Excluding the MediaAlpha Transaction, White Mountains’s other long-term investments portfolio returned 0.2% in the first quarter of 2019. Returns in the first quarter of 2020 were driven primarily by a $25 million decrease in the fair value of Kudu’s Participation Contracts, primarily reflecting the impact of the market declines on the assets under management of Kudu’s underlying asset management firms as a result of the COVID-19 pandemic, a $10 million decrease in the fair value of White Mountains’s investment in PassportCard/DavidShield, where the global slowdown in travel activity in reaction to the COVID-19 pandemic caused a significant decline in premiums and revenues, and a $30 million increase in the fair market value of White Mountains’s investment in MediaAlpha resulting from continued increases in profitability metrics driven primarily by higher volumes in its insurance verticals. Returns in the first quarter of 2019, excluding the impact of the MediaAlpha Transaction, were driven primarily by relatively flat performance from unconsolidated entities and private equity funds.
In the second quarter of 2019, White Mountains made an investment in three multi-investor ILS funds managed by Elementum, a third-party registered investment adviser specializing in natural catastrophe ILS. Elementum manages separate accounts and pooled investment vehicles across various ILS sectors, including catastrophe bonds, collateralized reinsurance investments and industry loss warranties, on behalf of third-party clients. In the first quarter of 2020, White Mountains made an investment in a fourth ILS fund managed by Elementum. As of March 31, 2020, White Mountains had approximately $46 million invested in these four ILS funds.

Fixed Income Results
White Mountains’s fixed income portfolio, including short-term investments, was $1.3 billion and $1.4 billion as of March 31, 2020 and December 31, 2019. The duration of White Mountains’s fixed income portfolio, including short-term investments, was 2.9 years and 2.8 years as of March 31, 2020 and December 31, 2019. White Mountains’s fixed income portfolio includes fixed maturity investments and short-term investments in the Collateral Trusts of $377 million and $320 million as of March 31, 2020 and December 31, 2019.
White Mountains’s fixed income portfolio returned 0.7% in the first quarter of 2020, compared to 2.3% in the first quarter of 2019, underperforming and in line with the Bloomberg Barclays U.S. Intermediate Aggregate Index returns of 2.5% and 2.3%, respectively. The results in the first quarter of 2020 were driven primarily by the short duration positioning of White Mountains’s fixed income portfolio as interest rates declined significantly during the period.

Foreign Currency Exposure

As of March 31, 2020, White Mountains had foreign currency exposure on $155 million of net assets primarily related to common equity securities managed by Silchester and Highclere, NSM’s U.K. operations and certain foreign consolidated and unconsolidated entities.
From time to time, White Mountains may enter into foreign currency forward contracts in order to mitigate its foreign currency exposure on certain invested assets. As of March 31, 2020, White Mountains does not have any open foreign currency forward contracts.
The following table presents the fair value of White Mountains’s foreign denominated net assets as of March 31, 2020:

Currency $ in Millions	Fair Value	% of Common Shareholders’ Equity
GBP	$59.9	1.9%
JPY	31.5	1.0
EUR	31.4	1.0
All other	31.9	1.1
Total	$154.7	5.0%

Income Taxes

The Company and its Bermuda domiciled subsidiaries are not subject to Bermuda income tax under current Bermuda law. In the event there is a change in the current law and taxes are imposed, the Company and its Bermuda domiciled subsidiaries would be exempt from such tax until March 31, 2035 pursuant to the Bermuda Exempted Undertakings Tax Protection Act of 1966. The Company has subsidiaries and branches that operate in various other jurisdictions around the world that are subject to tax in the jurisdictions in which they operate.  The jurisdictions in which the Company’s subsidiaries and branches are subject to tax are Barbados, Ireland, Israel, Luxembourg, the United Kingdom and the United States. On April 2, 2020, the European Court of Justice issued a ruling applicable to an unrelated taxpayer that concerns the scope of countries subject to exemption on withholding tax on dividends.  The Company is currently evaluating the details of this case to assess its applicability to White Mountains and whether it will have a material impact on White Mountains’s accrual as of June 30, 2020 for uncertain tax positions with respect to withholding taxes on certain prior year intercompany dividends made in Europe.
In the first quarter of 2020, White Mountains adopted ASU 2019-12, Simplifying the Accounting for Income Taxes (ASC 740) (“ASU 2019-12”). For periods subsequent to the adoption of ASU 2019-12, White Mountains records both the tax expense related to BAM’s MSC and the related valuation allowance on such taxes through the non-controlling interest equity.  Prior to the adoption of ASU 2019-12, White Mountains recorded the tax expense related to BAM’s MSC directly to non-controlling interest equity, while the valuation allowance on such taxes was recorded through the income statement.
White Mountains’s income tax benefit related to pre-tax loss from continuing operations for the three months ended March 31, 2020 represented an effective tax rate of 15%. The effective tax rate was different from the U.S. statutory rate of 21%, due to income generated in jurisdictions with lower tax rates than the United States and state income taxes. See Note 6 — “Income Taxes”.
White Mountains’s income tax expense related to pre-tax income from continuing operations in the three months ended March 31, 2019 represented an effective tax rate of 4%. The effective tax rate was different from the U.S. statutory rate of 21%, primarily due to a release in a full valuation allowance on the net deferred tax assets of the U.S. consolidated group Guilford Holdings, Inc. and subsidiaries (“Guilford”). Guilford includes Kudu, White Mountains’s investment in MediaAlpha, various service companies and certain other entities and investments that are included in the Other Operations segment. The effective tax rate was also different due to withholding taxes and a tax benefit recorded at BAM. For BAM, MSC and the related taxes thereon were recorded directly to non-controlling interest equity, while the valuation allowance on such taxes was recorded through the income statement. For the three months ended March 31, 2019, BAM recorded a tax benefit of $1 million associated with the valuation allowance on taxes related to MSC that is included in the effective tax rate. See Note 6 — “Income Taxes”.

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

Dividend Capacity

The following is a description of the dividend capacity of White Mountains’s reinsurance and other operating subsidiaries:

HG Global/BAM
As of March 31, 2020, HG Global had $619 million face value of preferred shares outstanding, of which White Mountains owned 96.9%. Holders of the HG Global preferred shares receive cumulative dividends at a fixed annual rate of 6.0% on a quarterly basis, when and if declared by HG Global. During the three months ended March 31, 2020, HG Global declared and paid a $23 million preferred dividend, of which White Mountains received $22 million. As of March 31, 2020, HG Global has accrued $333 million of dividends payable to holders of its preferred shares, $322 million of which is payable to White Mountains and is eliminated in consolidation. As of March 31, 2020, HG Global and its subsidiaries had $1 million of cash and investments outside of HG Re.
HG Re is a Special Purpose Insurer subject to regulation and supervision by the BMA, but it does not require regulatory approval to pay dividends. However, HG Re’s dividend capacity is limited to amounts held outside of the Collateral Trusts pursuant to the FLRT with BAM. As of March 31, 2020, HG Re had $739 million of statutory capital and surplus and $793 million of assets held in the Collateral Trusts pursuant to the FLRT with BAM.
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
As of March 31, 2020, HG Re had $1 million of cash and investments and $107 million of accrued interest on the BAM Surplus Notes held outside the Collateral Trusts.
Effective January 1, 2014, HG Global and BAM agreed to change the interest rate on the BAM Surplus Notes for the five years ending December 31, 2018 from a fixed rate of 8.0% to a variable rate equal to the one-year U.S. Treasury rate plus 300 basis points, set annually. In 2018, BAM exercised its option to extend the variable rate period for an additional three years and, during 2020, the interest rate is 4.6%. In January 2020, HG Global and BAM agreed to amend the BAM Surplus Notes to extend the end of the variable interest rate period until December 31, 2024. At the end of the variable rate period, the interest rate will be fixed at the higher of the then current variable rate or 8.0%. BAM is required to seek regulatory approval to pay interest and principal on the BAM Surplus Notes only to the extent that its remaining qualified statutory capital and other capital resources continue to support its outstanding obligations, its business plan and its “AA/stable” rating from Standard & Poor’s. No payment of principal or interest on the BAM Surplus Notes may be made without the approval of the NYDFS.
In January 2020, BAM made a $65 million special cash payment of principal and interest on the BAM Surplus Notes. Of this payment, $48 million was a repayment of principal held in the Supplemental Trust, $1 million was a payment of accrued interest held in the Supplemental Trust and $16 million was a payment of accrued interest held outside the Supplemental Trust.

NSM
During the three months ended March 31, 2020, NSM did not make any distributions to its unitholders. As of March 31, 2020, NSM had $25 million of net unrestricted cash and short-term investments.

Kudu
During the three months ended March 31, 2020, Kudu did not make any distributions to its unitholders. As of March 31, 2020, Kudu had $8 million of net unrestricted cash and short-term investments.

Other Operations
During the three months ended March 31, 2020, White Mountains paid a $3 million common share dividend. As of March 31, 2020, the Company and its intermediate holding companies had $536 million of net unrestricted cash, short-term investments and fixed maturity investments, $524 million of common equity securities and $145 million of private equity funds, hedge funds and ILS funds.

Financing

The following table presents White Mountains’s capital structure as of March 31, 2020 and December 31, 2019:

$ in Millions	March 31, 2020	December 31, 2019
NSM Bank Facility, net of unamortized issuance costs	$217.1	$217.4
Other NSM debt	1.3	1.8
Kudu Bank Facility, net of unamortized issuance costs	65.7	53.6
Other Operations debt	10.6	10.7
Total debt	294.7	283.5
Non-controlling interests—excluding BAM	29.3	29.9
Total White Mountains’s common shareholders’ equity	3,076.7	3,261.5
Total capital	3,400.7	3,574.9
Time-value discount on expected future payments on the BAM Surplus Notes (1)	(149.2)	(151.6)
HG Global’s unearned premium reserve (1)	160.5	156.7
HG Global’s net deferred acquisition costs (1)	(42.9)	(41.5)
Total adjusted capital	$3,369.1	$3,538.5

Total debt to total adjusted capital	8.7%	8.0%
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
On May 11, 2018, NSM entered into a secured credit facility (the “NSM Bank Facility”) with Ares Capital Corporation in order to refinance NSM’s debt and to fund the acquisition of Fresh Insurance. The NSM Bank Facility has a total commitment of $234 million, which is comprised of term loans totaling $224 million and a revolving credit loan commitment of $10 million. The term loans under the NSM Bank Facility mature on May 11, 2024, and the revolving loan under the NSM Bank Facility matures on May 11, 2023. During the three months ended March 31, 2020, NSM repaid $1 million and $1 million on the term loans and revolving credit loan. During the three months ended March 31, 2020, NSM did not make any borrowings on the term loans or revolving credit loans. As of March 31, 2020, the term loans had an outstanding balance of $221 million and the revolving credit loan was undrawn.
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
On June 15, 2018, NSM entered into an interest rate swap agreement to hedge its exposure to interest rate risk on $151 million of its variable rate term loans. Under the terms of the swap agreement, NSM pays a fixed rate of 2.97% and receives a variable rate, which is reset monthly, based on then-current LIBOR. As of March 31, 2020, the variable rate received by NSM under the swap agreement was 1.58%. As of March 31, 2020, the interest rate, including the effect of the swap, for the outstanding term loans of $148 million that are hedged by the swap was 7.47%. The effective interest on the outstanding term loans of $72 million that are unhedged was 6.25%. The effective interest rate on the total outstanding term loans under the NSM Bank Facility of $221 million was 6.34%, excluding the effect of debt issuance costs.
The NSM Bank Facility is secured by all property of the loan parties and contains various affirmative, negative and financial covenants that White Mountains considers to be customary for such borrowings, including a maximum consolidated total leverage ratio covenant.
NSM also has a secured term loan related to its U.K.-based operations. As of March 31, 2020, the secured term loan had an outstanding balance of $2 million and a maturity date of May 11, 2026.

On December 23, 2019, Kudu entered into a secured credit facility (the “Kudu Bank Facility”) with Monroe Capital Management Advisors, LLC to provide funding for distributions to unitholders and fund new investments and related transaction expenses. The Kudu Bank Facility has a maximum borrowing capacity of $125 million, which is comprised of a revolving credit loan commitment of $5 million, an initial term loan of $57 million and a delayed-draw term loan of $63 million. The term loans and revolving credit loans, under the Kudu Bank Facility, mature in 2025.
During the first three months of 2020, Kudu borrowed $12 million in term loans under the Kudu Bank Facility and made no repayments. As of March 31, 2020, the term loans had an outstanding balance of $69 million and the revolving credit loan was undrawn.
Interest on the Kudu Bank Facility accrues at a floating interest rate equal to the greater of the one-month LIBOR and 1.0% or the Prime Rate plus 1%, plus in each case, an applicable margin. The margin over LIBOR may vary between 5.50% and 6.25% and the margin over the Base Rate may vary between 4.50% and 5.25%, depending on the consolidated total leverage ratio of the borrower.
The Kudu Bank Facility is secured by all property of the loan parties and contains various affirmative, negative and financial covenants that White Mountains considers to be customary for such borrowings, including a maximum consolidated total leverage ratio covenant.
As of March 31, 2020, debt in White Mountains’s Other Operations segment consisted of a secured credit facility that had a maximum borrowing capacity of $16 million, which is comprised of a term loan of $11 million, a delayed-draw term loan of $3 million and a revolving credit loan commitment of $2 million, all with a maturity date of March 12, 2024. As of March 31, 2020, the term loans had an outstanding balance of $11 million and the revolving credit loan was undrawn.

Covenant Compliance
As of March 31, 2020, White Mountains was in compliance with all of the covenants under all of its debt instruments.

NSM Bank Facility
The consolidated total leverage ratio in the NSM Bank Facility is determined by dividing NSM’s debt by its EBITDA, both as defined in the NSM Bank Facility.
Debt is defined to include indebtedness for borrowed money, due and payable earnouts on permitted acquisitions and various other adjustments specified in the NSM Bank Facility, less unrestricted cash and cash equivalents (“Bank Debt”). NSM’s Bank Debt was $198 million as of March 31, 2020.
EBITDA is defined to include adjusted EBITDA (see NON-GAAP FINANCIAL MEASURES on page 64) plus additional adjustments (i) to exclude certain expenses not already excluded from adjusted EBITDA as specified in NSM’s Bank Facility and (ii) to include/exclude historical earnings of acquired/disposed companies (“Bank EBITDA”). NSM’s Bank EBITDA was $52 million for the trailing twelve months ended March 31, 2020.
The maximum consolidated total leverage ratio covenant was 5.5x. NSM’s actual consolidated total leverage ratio as of March 31, 2020 was 3.8x.

Share Repurchases

White Mountains’s board of directors has authorized the Company to repurchase its common shares from time to time, subject to market conditions. The repurchase authorizations do not have a stated expiration date. As of March 31, 2020, White Mountains may repurchase an additional 577,201 shares under these board authorizations. In addition, from time to time White Mountains has also repurchased its common shares through tender offers that were separately approved by its board of directors.
During the three months ended March 31, 2020, White Mountains repurchased and retired 64,403 of its common shares for $54 million, at an average share price of $844, which was approximately 86% of White Mountains’s March 31, 2020 adjusted book value per share. Of the shares White Mountains repurchased in the first three months of 2020, 5,899 were to satisfy employee income tax withholding pursuant to employee benefit plans, which do not reduce the board authorization.
During the three months ended March 31, 2019, White Mountains repurchased and retired 5,679 of its common shares for $5 million, at an average share price of $858, which was approximately 88% of White Mountains’s March 31, 2019 adjusted book value per share. All of the shares White Mountains repurchased in the first three months of 2019 were to satisfy employee income tax withholding pursuant to employee benefit plans.

Cash Flows

Detailed information concerning White Mountains’s cash flows during the three months ended March 31, 2020 and 2019 follows:

Cash flows from operations for the three months ended March 31, 2020 and March 31, 2019
Net cash used for operations was $60 million in the three months ended March 31, 2020, compared to $41 million in the three months ended March 31, 2019. The increase in cash used for operations was driven primarily by Kudu’s $21 million deployment in Creation.
During three months ended March 31, 2020 and 2019, White Mountains made long-term incentive payments totaling $28 million and $19 million. White Mountains does not believe these trends will have a meaningful impact on its future liquidity or its ability to meet its future cash requirements.

Cash flows from investing and financing activities for the three months ended March 31, 2020

Financing and Other Capital Activities
During the three months ended March 31, 2020, the Company declared and paid a $3 million cash dividend to its common shareholders.
During the three months ended March 31, 2020, White Mountains repurchased and retired 64,403 of its common shares for $54 million, 5,899 of which were repurchased under employee benefit plans for statutory withholding tax payments.
During the three months ended March 31, 2020, BAM received $10 million in MSC.
During the three months ended March 31, 2020, BAM repaid $48 million of principal and paid $17 million of accrued interest on the BAM Surplus Notes.
During the three months ended March 31, 2020, HG Global declared and paid $23 million of preferred dividends. White Mountains received $22 million of these dividends.
During the three months ended March 31, 2020, NSM repaid $1 million in term loans and $1 million in revolving loans under the NSM Bank Facility.
During the first three months of 2020, Kudu borrowed $12 million in term loans under the Kudu Bank Facility and made no repayments.

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

NON-GAAP FINANCIAL MEASURES

This report includes ten non-GAAP financial measures that have been reconciled to their most comparable GAAP financial measures.
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
Under GAAP, White Mountains is required to carry the BAM surplus notes, including accrued interest, at nominal value with no consideration for time value of money. Based on a debt service model that forecasts operating results for BAM through maturity of the surplus notes, the present value of the BAM surplus notes, including accrued interest, was estimated to be $154 million, $157 million and $143 million less than the nominal GAAP carrying values as of March 31, 2020, December 31, 2019 and March 31, 2019, respectively.
The value of HG Global’s unearned premium reserve, net of deferred acquisition costs, was $121 million, $119 million and $108 million as of March 31, 2020, December 31, 2019 and March 31, 2019, respectively.
White Mountains believes these adjustments are useful to management and investors in analyzing the intrinsic value of HG Global, including the value of the surplus notes and the value of the in-force business at HG Re, HG Global’s reinsurance subsidiary.
The denominator used in the calculation of adjusted book value per share equals the number of common shares outstanding, adjusted to exclude unearned restricted common shares, the compensation cost of which, at the date of calculation, has yet to be amortized. Restricted common shares are earned on a straight-line basis over their vesting periods. The reconciliation of GAAP book value per share to adjusted book value per share is included on page 44.
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

•
Acquisition-related transaction expenses -Represents costs directly related to NSM’s transactions to acquire businesses, such as transaction-related compensation, impairments of intangible assets, banking, accounting and external lawyer fees, which are not capitalized and are expensed under GAAP.

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

White Mountains believes that these non-GAAP financial measures are useful to management and investors in evaluating NSM’s performance. The reconciliation of NSM’s GAAP net income (loss) to EBITDA and adjusted EBITDA is included on page 51.
Kudu's EBITDA and adjusted EBITDA are non-GAAP financial measures. EBITDA is a non-GAAP financial measure that excludes interest expense on debt, income tax (benefit) expense, depreciation and amortization of other intangible assets from GAAP net income (loss). Adjusted EBITDA is a non-GAAP financial measure that excludes certain other items in GAAP net income (loss) in addition to those excluded from EBITDA. The adjustments relate to (i) acquisition related transaction expenses, (ii) non-cash equity-based compensation expense and (iii) unrealized (gains) losses on Kudu's Participation Contracts. A description of each adjustment follows:

•
Acquisition-related transaction expenses - Represents costs directly related to Kudu's transactions to acquire Participation Contracts, such as external lawyer, banker, consulting and placement agent fees, which are not capitalized and are expensed under GAAP.

•	Non-cash equity-based compensation - Represents non-cash expenses related to Kudu's management compensation that are settled with equity units in Kudu.

•	Unrealized (gains) and losses - Represents unrealized gains and losses recorded on Kudu's Participation Contracts, which are recorded at fair value under GAAP.
White Mountains believes that these non-GAAP financial measures are useful to management and investors in evaluating Kudu’s performance. The reconciliation of Kudu’s GAAP net income (loss) to EBITDA and adjusted EBITDA is included on page 53.
Total consolidated portfolio return excluding the MediaAlpha Transaction, common equity securities and other long-term investment return excluding the MediaAlpha Transaction and other long-term investments return excluding the MediaAlpha Transaction are non-GAAP financial measures that remove the $115 million pre-tax unrealized investment gain resulting from the MediaAlpha Transaction recognized in the first quarter of 2019. Subsequent to the MediaAlpha Transaction, White Mountains no longer consolidates MediaAlpha and accounts for its remaining investment in MediaAlpha at fair value. White Mountains believes these measures to be useful to management and investors by making the returns in the prior period comparable to the current period. A reconciliation from GAAP to the reported percentages is as follows:

	For the Three Months Ended March 31, 2019
	GAAP Returns	Remove MediaAlpha Transaction	Returns - Excluding MediaAlpha Transaction
Total consolidated portfolio returns	10.1%	(4.4)%	5.7%
Common equity securities and other long-term investments returns	19.0%	(9.7)%	9.3%
Other long-term investments returns	32.6%	(32.4)%	0.2%

Total capital at White Mountains is comprised of White Mountains’s common shareholders’ equity, debt and non-controlling interests other than non-controlling interests attributable to BAM. Total adjusted capital is a non-GAAP financial measure, which is derived by adjusting total capital (i) to include a discount for the time value of money arising from the expected timing of cash payments of principal and interest on the BAM Surplus Notes and (ii) to add back the unearned premium reserve, net of deferred acquisition costs, at HG Global. The reconciliation of total capital to total adjusted capital is included on page 61.

CRITICAL ACCOUNTING ESTIMATES

Refer to the Company’s 2019 Annual Report on Form 10-K for a complete discussion regarding White Mountains’s critical accounting estimates. The following presents an update to Fair Value Measurements as of March 31, 2020.

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
Assets and liabilities carried at fair value include substantially all of the investment portfolio, and derivative instruments, both exchange-traded and over the counter instruments. Valuation of assets and liabilities measured at fair value require management to make estimates and apply judgment to matters that may carry a significant degree of uncertainty. In determining its estimates of fair value, White Mountains uses a variety of valuation approaches and inputs. Whenever possible, White Mountains estimates fair value using valuation methods that maximize the use of quoted market prices or other observable inputs. Where appropriate, assets and liabilities measured at fair value have been adjusted for the effect of counterparty credit risk.

Invested Assets

White Mountains uses outside pricing services and brokers to assist in determining fair values. The outside pricing services White Mountains uses have indicated that they will only provide prices where observable inputs are available. As of March 31, 2020, approximately 70% of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs.

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

Other Long-Term Investments
As of March 31, 2020, White Mountains owned a portfolio of other long-term investments valued at $806 million, including unconsolidated entities, Kudu’s Participation Contracts, private equity funds, ILS funds and private debt instruments. As of March 31, 2020, $661 million of White Mountains’s other long-term investments, including unconsolidated entities, Kudu’s Participation Contracts and private debt instruments were classified as Level 3 investments in the GAAP fair value hierarchy, were not actively traded in public markets and did not have readily observable market prices. The determination of the fair value of these securities involves significant management judgment, and the use of valuation models and assumptions that are inherently subjective and uncertain.  As of March 31, 2020, $145 million of White Mountains’s other long-term investments, including private equity funds and ILS funds, were valued at fair value using NAV as a practical expedient. Investments for which fair value is measured at NAV using the practical expedient are not classified within the fair value hierarchy.
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
As of March 31, 2020, White Mountains’s most significant other long-term investments that are valued using Level 3 measurements include Kudu’s Participation Contracts, MediaAlpha and PassportCard/DavidShield.

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
As of March 31, 2020, the combined fair value of Kudu’s Participation Contracts was $263 million. The inputs to each discounted cash flow analysis vary depending on the nature of each client. As of March 31, 2020, White Mountains concluded that discount rates in the range of 18% to 24%, and terminal cash flow exit multiples in the range of 6 to 12 times were appropriate for the valuations of Kudu’s Participation Contracts.
With a discounted cash flow analysis, small changes to inputs in a valuation model may result in significant changes to fair value. The following table presents the estimated effect on the fair value of Kudu’s Participation Contracts as of March 31, 2020, resulting from increases and decreases to the discount rates and terminal cash flow exit multiples used in the discounted cash flow analysis:

$ in Millions	Discount Rate
Terminal Exit Multiple	-2%	-1%	18% - 24%	+1%	+2%
+2	$316	$298	$281	$266	$252
+1	$305	$288	$272	$258	$245
6x - 12x	$295	$279	$263	$250	$237
-1	$284	$269	$254	$242	$229
-2	$273	$259	$246	$235	$223

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

MediaAlpha. White Mountains concluded that a discount rate of 15% and a terminal revenue growth rate of 4% was appropriate for the valuation of its investment in MediaAlpha as of March 31, 2020. Utilizing these assumptions, White Mountains determined that the fair value of its investment in MediaAlpha was $210 million as of March 31, 2020.
With a discounted cash flow analysis, small changes to inputs in a valuation model may result in significant changes to fair value. The following table presents the estimated effect on the fair value of White Mountains’s investment in MediaAlpha as of March 31, 2020 resulting from changes in the discount rate and terminal revenue growth rate, two key inputs to the discounted cash flow analysis:

$ in Millions	Discount Rate
Terminal Revenue Growth Rate	13%	14%	15%	16%	17%
4.5%	$275	$241	$215	$193	$175
4.0%	$266	$235	$210	$189	$172
3.5%	$258	$229	$205	$185	$169

PassportCard/DavidShield. White Mountains concluded that a discount rate of 25% and a terminal revenue growth rate of 4% was appropriate for the valuation of its investment in PassportCard/DavidShield as of March 31, 2020. Utilizing these assumptions, White Mountains determined that the fair value of its investment in PassportCard/DavidShield was $80 million as of March 31, 2020.
With a discounted cash flow analysis, small changes to inputs in a valuation model may result in significant changes to fair value. The following table presents the estimated effect on the fair value of White Mountains’s investment in PassportCard/DavidShield as of March 31, 2020, resulting from changes in key inputs to the discounted cash flow analysis, including the discount rate and terminal revenue growth rate:

$ in Millions	Discount Rate
Terminal Revenue Growth Rate	23%	24%	25%	26%	27%
4.5%	$93	$87	$81	$76	$71
4.0%	$92	$86	$80	$75	$70
3.5%	$91	$84	$79	$74	$69

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

FORWARD-LOOKING STATEMENTS

This report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included or referenced in this report which address activities, events or developments which White Mountains expects or anticipates will or may occur in the future are forward-looking statements. The words “could”, “will”, “believe”, “intend”, “expect”, “anticipate”, “project”, “estimate”, “predict” and similar expressions are also intended to identify forward-looking statements. These forward-looking statements include, among others, statements with respect to White Mountains’s:

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

These statements are based on certain assumptions and analyses made by White Mountains in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors believed to be appropriate in the circumstances. However, whether actual results and developments will conform with its expectations and predictions is subject to risks and uncertainties that could cause actual results to differ materially from expectations, including:

•
the risks that are described from time to time in White Mountains’s filings with the Securities and Exchange Commission, including but not limited to White Mountains’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019;

•	the trends and uncertainties from COVID-19 included on page 42 of this report on Form 10-Q;

•	business opportunities (or lack thereof) that may be presented to it and pursued;

•	actions taken by ratings agencies from time to time, such as financial strength or credit ratings downgrades or placing ratings on negative watch;

•	the continued availability of capital and financing;

•	deterioration of general economic, market or business conditions, including due to outbreaks of contagious disease (including COVID-19) and corresponding mitigation efforts;

•	competitive forces, including the conduct of other insurers;

•	changes in domestic or foreign laws or regulations, or their interpretation, applicable to White Mountains, its competitors or its customers;

•	an economic downturn or other economic conditions adversely affecting its financial position; and

•	other factors, most of which are beyond White Mountains’s control.

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

Refer to White Mountains’s 2019 Annual Report on Form 10-K and in particular Item 7A. - “Quantitative and Qualitative Disclosures About Market Risk”.

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
There were no significant changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended March 31, 2020.

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes to any of the risk factors previously disclosed in the Registrant’s 2019 Annual Report on Form 10-K.

Item 2.	Issuer Purchases of Equity Securities.

Months	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (1)
January 1 - January 31, 2020	5,899	$1,115.51	—	635,705
February 1 - February 29, 2020	—	$—	—	635,705
March 1 - March 31, 2020	58,504	$816.39	58,504	577,201
Total	64,403	$843.79	58,504	577,201
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
FOURTH AMENDMENT dated as of April 7, 2020, among NSM INSURANCE GROUP, LLC, NSM INSURANCE HOLDCO, LLC, NSM UK HOLDINGS LTD, the other LOAN PARTIES party thereto, ARES CAPITAL CORPORATION, as administrative agent, and the LENDERS party thereto. *

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

WHITE MOUNTAINS INSURANCE GROUP, LTD.
(Registrant)

Date:	May 8, 2020	By: /s/ J. Brian Palmer
J. Brian Palmer
Managing Director and Chief Accounting Officer