Form 10-Q
period 2020-06-30
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2020-08-07
CIK 776867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2020

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
Commission file number 1-8993

WHITE MOUNTAINS INSURANCE GROUP, LTD.
(Exact name of Registrant as specified in its charter)

Bermuda
(State or other jurisdiction of incorporation or organization)	94-2708455
23 South Main Street, Suite 3B	(I.R.S. Employer Identification No.)
Hanover,	03755-2053
New Hampshire	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (603) 640-2200
 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, par value $1.00	WTM	New York Stock Exchange
per share		Bermuda Stock Exchange
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

As of August 5, 2020, 3,101,761 common shares with a par value of $1.00 per share were outstanding (which includes 43,105 restricted common shares that were not vested at such date).

WHITE MOUNTAINS INSURANCE GROUP, LTD.

Part I.FINANCIAL INFORMATION.

Item 1.	Financial Statements
WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
Millions, except share and per share amounts
Assets	Unaudited
Financial Guarantee (HG Global/BAM)
Fixed maturity investments, at fair value	$821.7	$799.3
Short-term investments, at fair value	54.7	46.3
Total investments	876.4	845.6
Cash	32.0	24.2
Insurance premiums receivable	7.3	6.7
Deferred acquisition costs	25.0	22.1
Accrued investment income	5.2	5.4
Accounts receivable on unsettled investment sales	—	3.9
Other assets	14.6	16.1
Total Financial Guarantee assets	960.5	924.0

Specialty Insurance Distribution (NSM)
Cash (restricted $96.3 and $56.3)	140.5	89.7
Premiums and commissions receivable	76.7	70.8
Goodwill and other intangible assets	728.6	623.0
Other assets	55.1	41.7
Total Specialty Insurance Distribution assets	1,000.9	825.2

Asset Management (Kudu)
Short-term investments, at fair value	.1	.1
Other long-term investments	315.6	266.5
Total investments	315.7	266.6
Cash	5.9	5.8
Accrued investment income	5.6	5.8
Goodwill and other intangible assets	9.4	9.6
Other assets	2.7	2.7
Total Asset Management assets	339.3	290.5

Other Operations
Fixed maturity investments, at fair value	369.9	406.5
Short-term investments, at fair value	62.8	154.8
Common equity securities, at fair value	567.2	683.9
Other long-term investments	582.5	589.8
Total investments	1,582.4	1,835.0
Cash	32.9	41.3
Accrued investment income	4.0	5.7
Accounts receivable on unsettled investment sales	23.4	5.1
Goodwill and other intangible assets	21.9	22.1
Other assets	32.0	31.3
Assets held for sale	3.0	3.0
Total Other Operations assets	1,699.6	1,943.5
Total assets	$4,000.3	$3,983.2
See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	June 30, 2020	December 31, 2019
Millions, except share and per share amounts
Liabilities	Unaudited
Financial Guarantee (HG Global/BAM)
Unearned insurance premiums	$218.6	$198.4
Accrued incentive compensation	14.1	21.7
Accounts payable on unsettled investment purchases	3.0	—
Other liabilities	27.3	26.7
Total Financial Guarantee liabilities	263.0	246.8

Specialty Insurance Distribution (NSM)
Debt	268.4	219.2
Premiums payable	139.7	102.3
Contingent consideration earnout liabilities	11.7	20.6
Other liabilities	81.1	59.0
Total Specialty Insurance Distribution liabilities	500.9	401.1

Asset Management (Kudu)
Debt	70.8	53.6
Other liabilities	6.5	3.4
Total Asset Management liabilities	77.3	57.0

Other Operations
Debt	10.6	10.7
Accrued incentive compensation	18.9	55.1
Other liabilities	66.3	67.8
Total Other Operations liabilities	95.8	133.6
Total liabilities	937.0	838.5

Equity
White Mountains’s common shareholders’ equity
White Mountains’s common shares at $1 par value per share—authorized 50,000,000 shares; issued and outstanding 3,101,761 and 3,185,353 shares and paid-in surplus	587.0	596.3
Paid-in surplus
Retained earnings	2,589.3	2,672.4
Accumulated other comprehensive loss, after-tax:
Net unrealized foreign currency translation and interest rate swap losses	(10.3)	(7.2)
Total White Mountains’s common shareholders’ equity	3,166.0	3,261.5
Non-controlling interests	(102.7)	(116.8)
Total equity	3,063.3	3,144.7
Total liabilities and equity	$4,000.3	$3,983.2
See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2020	2019	2020	2019
Revenues:
Financial Guarantee (HG Global/BAM)
Earned insurance premiums	$5.6	$4.3	$11.0	$8.5
Net investment income	4.9	5.4	10.4	10.7
Net realized and unrealized investment gains	14.4	11.5	20.5	23.3
Other revenues	1.2	.4	1.7	1.0
Total Financial Guarantee revenues	26.1	21.6	43.6	43.5

Specialty Insurance Distribution (NSM)
Commission revenues	63.0	54.9	116.0	98.2
Other revenues	13.1	11.2	25.1	17.2
Total Specialty Insurance Distribution revenues	76.1	66.1	141.1	115.4

Asset Management (Kudu)
Net investment income	5.6	4.0	12.9	4.0
Net realized and unrealized investment gains (losses)	16.5	.4	(8.3)	.4
Other revenues	—	—	.1	—
Total Asset Management revenues	22.1	4.4	4.7	4.4

Marketing Technology (MediaAlpha)
Advertising and commission revenues	—	—	—	48.8
Total Marketing Technology revenues	—	—	—	48.8

Other Operations
Net investment income	9.1	11.6	19.2	22.3
Net realized and unrealized investment gains (losses)	122.0	23.3	(16.0)	142.4
Realized gain and unrealized investment gain from the MediaAlpha Transaction	—	—	—	182.2
Advertising and commission revenues	1.9	1.3	4.0	2.6
Other revenues	2.3	.7	3.8	1.0
Total Other Operations revenues	135.3	36.9	11.0	350.5
Total revenues	$259.6	$129.0	$200.4	$562.6

CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2020	2019	2020	2019
Expenses:
Financial Guarantee (HG Global/BAM)
Insurance acquisition expenses	$2.1	$1.4	$3.8	$2.7
Other underwriting expenses	.2	.1	.2	.2
General and administrative expenses	12.5	12.3	27.2	26.6
Total Financial Guarantee expenses	14.8	13.8	31.2	29.5

Specialty Insurance Distribution (NSM)
General and administrative expenses	48.5	32.8	88.1	58.1
Broker commission expenses	21.0	18.1	39.3	33.6
Change in fair value of contingent consideration earnout liabilities	(1.7)	6.3	(2.3)	7.6
Amortization of other intangible assets	6.3	4.1	11.1	9.1
Interest expense	5.7	4.1	10.0	7.8
Total Specialty Insurance Distribution expenses	79.8	65.4	146.2	116.2

Asset Management (Kudu)
General and administrative expenses	2.8	2.2	5.3	2.2
Amortization of other intangible assets	.1	—	.2	—
Interest expense	1.5	—	2.9	—
Total Asset Management expenses	4.4	2.2	8.4	2.2

Marketing Technology (MediaAlpha)
Cost of sales	—	—	—	40.6
General and administrative expenses	—	—	—	12.5
Amortization of other intangible assets	—	—	—	1.6
Interest expense	—	—	—	.2
Total Marketing Technology expenses	—	—	—	54.9

Other Operations
Cost of sales	2.2	1.6	4.2	2.7
General and administrative expenses	25.3	30.1	42.8	59.5
Amortization of other intangible assets	.2	.1	.4	.1
Interest expense	.2	—	.5	—
Total Other Operations expenses	27.9	31.8	47.9	62.3
Total expenses	126.9	113.2	233.7	265.1

Pre-tax income (loss) from continuing operations	132.7	15.8	(33.3)	297.5
Income tax (expense) benefit	(24.1)	.1	1.4	(10.1)
Net income (loss) from continuing operations	108.6	15.9	(31.9)	287.4
Net (loss) income from sale of discontinued operations, net of tax	(1.0)	—	(.1)	.7
Net income (loss)	107.6	15.9	(32.0)	288.1
Net loss attributable to non-controlling interests	7.8	4.6	18.6	16.8
Net income (loss) attributable to White Mountains’s common shareholders	$115.4	$20.5	$(13.4)	$304.9
See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2020	2019	2020	2019
Net income (loss) attributable to White Mountains’s common shareholders	$115.4	$20.5	$(13.4)	$304.9
Other comprehensive income (loss), net of tax	.5	(3.1)	(2.9)	(3.4)
Comprehensive income (loss)	115.9	17.4	(16.3)	301.5
Other Comprehensive (income) loss attributable to non-controlling interests	(.2)	.2	(.2)	.2
Comprehensive income (loss) attributable to White Mountains’s common shareholders	$115.7	$17.6	$(16.5)	$301.7

Earnings (loss) per share attributable to White Mountains’s common shareholders:

Basic earnings (loss) per share
Continuing operations	$37.46	$6.44	$(4.25)	$95.71
Discontinued operations	(.32)	—	(.03)	.22
Total consolidated operations	$37.14	$6.44	$(4.28)	$95.93
Diluted earnings (loss) per share
Continuing operations	$37.46	$6.44	$(4.25)	$95.71
Discontinued operations	(.32)	—	(.03)	.22
Total consolidated operations	$37.14	$6.44	$(4.28)	$95.93
Dividends declared and paid per White Mountains’s common share	$—	$—	$1.00	$1.00
See Notes to Consolidated Financial Statements.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	White Mountains’s Common Shareholders’ Equity
Millions	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Non-controlling interest	Total Equity
Balance at March 31, 2020	$589.3	$2,498.0	$(10.6)	$3,076.7	$(117.6)	$2,959.1
Net income (loss)	—	115.4	—	115.4	(7.8)	107.6
Net change in foreign currency translation and other	—	—	.3	.3	.1	.4
Total comprehensive income (loss)	—	115.4	.3	115.7	(7.7)	108.0
Dividends declared on common shares	—	—	—	—	—	—
Dividends to non-controlling interests	—	—	—	—	(.9)	(.9)
Repurchases and retirements of common shares	(6.5)	(24.1)	—	(30.6)	—	(30.6)
Issuances of common shares	1.3	—	—	1.3	—	1.3
Capital contributions from BAM members, net of tax	—	—	—	—	21.5	21.5
Net contributions and dilution from non-controlling interests	(.7)	—	—	(.7)	2.0	1.3
Amortization of restricted share awards	3.6	—	—	3.6	—	3.6
Balance at June 30, 2020	$587.0	$2,589.3	$(10.3)	$3,166.0	$(102.7)	$3,063.3

	White Mountains’s Common Shareholders’ Equity
Millions	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Non-controlling interest	Total Equity
Balance at January 1, 2020	$596.3	$2,672.4	$(7.2)	$3,261.5	$(116.8)	$3,144.7
Net loss	—	(13.4)	—	(13.4)	(18.6)	(32.0)
Net change in foreign currency translation and other	—	—	(3.1)	(3.1)	.1	(3.0)
Total comprehensive loss	—	(13.4)	(3.1)	(16.5)	(18.5)	(35.0)
Dividends declared on common shares	—	(3.2)	—	(3.2)	—	(3.2)
Dividends to non-controlling interests	—	—	—	—	(1.4)	(1.4)
Repurchases and retirements of common shares	(18.6)	(66.5)	—	(85.1)	—	(85.1)
Issuances of common shares	1.3	—	—	1.3	—	1.3
Capital contributions from BAM members, net of tax	—	—	—	—	31.5	31.5
Net contributions and dilution from non-controlling interests	(.7)	—	—	(.7)	2.5	1.8
Amortization of restricted share awards	8.7	—	—	8.7	—	8.7
Balance at June 30, 2020	$587.0	$2,589.3	$(10.3)	$3,166.0	$(102.7)	$3,063.3

	White Mountains’s Common Shareholders’ Equity
Millions	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Non-controlling interest	Total Equity
Balance at March 31, 2019	$585.8	$2,542.3	$(6.1)	$3,122.0	$(143.7)	$2,978.3
Net income (loss)	—	20.5	—	20.5	(4.6)	15.9
Net change in foreign currency translation and other	—	—	(2.9)	(2.9)	(.2)	(3.1)
Total comprehensive income (loss)	—	20.5	(2.9)	17.6	(4.8)	12.8
Dividends declared on common shares	—	—	—	—	—	—
Dividends to non-controlling interests	—	—	—	—	(.5)	(.5)
Repurchases and retirements of common shares	(.1)	—	—	(.1)	—	(.1)
Issuances of common shares	2.2	—	—	2.2	—	2.2
Capital contributions from BAM members, net of tax	—	—	—	—	10.2	10.2
Net contributions from other non-controlling interests	—	—	—	—	.8	.8
Amortization of restricted share awards	2.6	—	—	2.6	—	2.6
Acquisition of non-controlling interests	—	—	—	—	1.6	1.6
Balance at June 30, 2019	$590.5	$2,562.8	$(9.0)	$3,144.3	$(136.4)	$3,007.9

	White Mountains’s Common Shareholders’ Equity
Millions	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Non-controlling interest	Total Equity
Balance at January 1, 2019	$584.0	$2,264.9	$(5.8)	$2,843.1	$(124.9)	$2,718.2
Net income (loss)	—	304.9	—	304.9	(16.8)	288.1
Net change in foreign currency translation and other	—	—	(3.2)	(3.2)	(.2)	(3.4)
Total comprehensive income (loss)	—	304.9	(3.2)	301.7	(17.0)	284.7
Dividends declared on common shares	—	(3.2)	—	(3.2)	—	(3.2)
Dividends to non-controlling interests	—	—	—	—	(1.0)	(1.0)
Repurchases and retirements of common shares	(1.1)	(3.8)	—	(4.9)	—	(4.9)
Issuances of common shares	2.2	—	—	2.2	—	2.2
Capital contributions from BAM members, net of tax	—	—	—	—	17.0	17.0
Net contributions from other non-controlling interests	—	—	—	—	1.5	1.5
Amortization of restricted share awards	5.1	—	—	5.1	—	5.1
Acquisition of non-controlling interests	—	—	—	—	1.8	1.8
Effect of deconsolidation of MediaAlpha	—	—	—	—	(13.8)	(13.8)
Recognition of equity-based units of subsidiary	.3	—	—	.3	—	.3
Balance at June 30, 2019	$590.5	$2,562.8	$(9.0)	$3,144.3	$(136.4)	$3,007.9
See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
Millions	2020	2019
Cash flows from operations:
Net (loss) income	$(32.0)	$288.1
Adjustments to reconcile net income to net cash used for operations:
Net realized and unrealized investment losses (gains)	3.8	(280.8)
Realized gain from the MediaAlpha Transaction	—	(67.5)
Deferred income tax (benefit) expense	(2.7)	4.0
Net gain from sale of discontinued operations, net of tax	.1	(.7)
Amortization of restricted share and option awards	8.7	5.4
Amortization and depreciation	17.4	12.0
Other operating items:
Net change in premiums and commissions receivable	(3.0)	(13.6)
Net change in premiums payable	28.1	41.5
Net change in unearned insurance premiums	20.2	11.8
Net change in deferred acquisition costs	(2.9)	(1.5)
Net change in restricted cash	40.0	38.8
Investments in Kudu Participation Contracts	(57.4)	—
Net change in other assets and liabilities, net	(59.2)	(35.7)
Net cash (used for) provided from operations	(38.9)	1.8
Cash flows from investing activities:
Net change in short-term investments	84.0	30.9
Sales of fixed maturity and convertible investments	244.2	241.5
Maturities, calls and paydowns of fixed maturity and convertible investments	93.7	61.5
Sales of common equity securities	108.0	360.1
Distributions and redemptions of other long-term investments and settlements of forward contracts	64.1	3.8
Purchases of other long-term investments	(42.3)	(169.1)
Purchases of common equity securities	(33.7)	(4.7)
Purchases of fixed maturity and convertible investments	(293.4)	(297.4)
Purchases of consolidated subsidiaries, net of cash acquired of $11.9 and $12.8	(120.3)	(243.4)
Other investing activities, net	(15.3)	(95.8)
Net cash provided from (used for) investing activities	89.0	(112.6)
Cash flows from financing activities:
Draw down of debt and revolving line of credit	69.4	149.4
Repayment of debt and revolving line of credit	(1.1)	(21.7)
Cash dividends paid to the Company’s common shareholders	(3.2)	(3.2)
Common shares repurchased	(78.5)	—
Distribution to non-controlling interest shareholders	(1.2)	(27.6)
Payments on contingent consideration earnout liabilities	(6.4)	(2.6)
Repurchase of shares from non-controlling interest shareholders	—	(21.1)
Proceeds from issuance of shares to non-controlling interest shareholders	—	62.7
Capital contributions to non-controlling interest shareholders	2.2	1.6
Capital contributions from BAM members	31.5	19.9
Fidus Re premium payment	(1.6)	(1.5)
Other financing activities, net	(9.8)	(4.9)
Net cash provided from financing activities	1.3	151.0
Effect of exchange rate changes on cash	(1.1)	(.2)
Net change in cash during the period - continuing operations, including the effect of exchange rate changes	50.3	40.0
Cash balances at beginning of period (includes restricted cash balances of $56.3 and $50.0)	161.0	110.3
Cash balances at end of period (includes restricted cash balances of $96.3 and $60.8)	$211.3	$150.3
Supplemental cash flows information:
Interest paid	$(6.7)	$(7.3)
Net income tax refunds	$—	$(.2)

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

Reportable Segments
White Mountains has determined its reportable segments based on the nature of the underlying businesses, the manner in which the Company’s subsidiaries and affiliates are organized and managed and the organization of the financial information provided to the chief operating decision maker to assess performance and make decisions regarding allocation of resources. As of June 30, 2020, White Mountains’s reportable segments were HG Global/BAM, NSM, Kudu and Other Operations. On February 26, 2019, MediaAlpha completed the sale of a significant minority stake to Insignia Capital Group in connection with a recapitalization and cash distribution to existing equityholders (the “MediaAlpha Transaction”). White Mountains deconsolidated MediaAlpha as a result of the MediaAlpha Transaction, and consequently it was no longer a reportable segment. White Mountains’s consolidated statement of comprehensive income and its segment disclosures include MediaAlpha’s results of operations through the date of the MediaAlpha Transaction. See Note 2 — “Significant Transactions” and Note 13 — “Segment Information”.
The HG Global/BAM segment consists of HG Global Ltd. and its wholly-owned subsidiaries (“HG Global”) and the consolidated results of Build America Mutual Assurance Company (“BAM”) (collectively, “HG Global/BAM”). BAM is the first and only mutual municipal bond insurance company in the United States. By insuring the timely payment of principal and interest, BAM provides market access to, and lowers interest expense for, issuers of municipal bonds used to finance essential public purposes such as schools, utilities and transportation facilities. BAM is owned by and operated for the benefit of its members, the municipalities that purchase BAM’s insurance for their debt issuances. HG Global was established to fund the startup of BAM and, through its wholly-owned subsidiary, HG Re Ltd. (“HG Re”), to provide up to 15%-of-par, first loss reinsurance protection for policies underwritten by BAM. HG Global, together with its subsidiaries, funded the initial capitalization of BAM through the purchase of $503.0 million of surplus notes issued by BAM, consisting of $203.0 million of Series A Notes and $300.0 million of Series B Notes (the “BAM Surplus Notes”). As of June 30, 2020 and December 31, 2019, White Mountains owned 96.9% of HG Global’s preferred equity and 88.4% of its common equity. White Mountains does not have an ownership interest in BAM. However, White Mountains is required to consolidate BAM’s results in its financial statements because BAM is a VIE for which White Mountains is the primary beneficiary. BAM’s results are attributed to non-controlling interests.
The NSM segment consists of NSM Insurance HoldCo, LLC and its subsidiaries (collectively, “NSM”). NSM is a full-service managing general underwriting agency (“MGU”) and program administrator for specialty property and casualty insurance. The company places insurance in niche sectors such as specialty transportation, real estate, social services and pet health insurance. On behalf of its insurance carrier partners, NSM manages all aspects of the placement process, including product development, marketing, underwriting, policy issuance and claims. NSM earns commissions based on the volume and profitability of the insurance that it places. NSM does not take insurance risk. As of June 30, 2020 and December 31, 2019, White Mountains owned 96.6% and 96.4% of the basic units outstanding of NSM (89.6% and 88.4% on a fully diluted, fully converted basis). See Note 2 — “Significant Transactions”.
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
The Other Operations segment consists of the Company and its wholly-owned subsidiary, White Mountains Capital, Inc., its other intermediate holding companies, its wholly-owned investment management subsidiary, White Mountains Advisors LLC (“WM Advisors”), investment assets managed by WM Advisors, its interests in MediaAlpha (for periods after the MediaAlpha Transaction), PassportCard Limited (“PassportCard”) and DavidShield Life Insurance Agency (2000) Ltd. (“DavidShield”) (collectively, “PassportCard/DavidShield”), Elementum Holdings LP (“Elementum”) and Kudu (for periods prior to the Kudu Transaction), and certain other consolidated and unconsolidated entities and certain other strategic investments.

The MediaAlpha segment consisted of QL Holdings LLC and its wholly-owned subsidiary QuoteLab, LLC (collectively “MediaAlpha”). MediaAlpha is a marketing technology company. It operates a transparent and efficient online customer acquisition technology platform that facilitates real-time transactions between buyers and sellers of consumer referrals (e.g., clicks, calls and leads), primarily in the property & casualty, health and life insurance verticals.

Discontinued Operations and Assets Held for Sale
White Mountains has classified its Guilford, Connecticut property, which consists of an office building and adjacent land, as held for sale as of June 30, 2020 and December 31, 2019. The property has been measured at its estimated fair value, net of disposal costs. See Note 17 — “Held for Sale and Discontinued Operations”.

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
As of June 30, 2020 and December 31, 2019, NSM holds an interest rate swap derivative instrument that meets the criteria for hedge accounting. See Note 7 — “Derivatives”.

Reinsurance Contracts Accounted for as Deposits
Reinsurance contracts that do not meet the risk transfer requirements necessary to be accounted for as reinsurance are accounted for using the deposit method. Under the deposit method, ceded premiums paid are not recognized through income but rather treated as a deposit. BAM entered into a ceded reinsurance contract agreement with Fidus Reinsurance Ltd. (“Fidus Re”) during the quarter ended June 30, 2018, which is accounted for using the deposit method. See Note 8 — “Municipal Bond Guarantee Insurance”. The nonrefundable consideration paid by BAM to Fidus Re is charged to financing expense within general and administrative expenses.

Cash and Restricted Cash
Cash includes amounts on hand and demand deposits with banks and other financial institutions. Amounts presented in the statement of cash flows are shown net of balances acquired and sold in the purchase or sale of the Company’s consolidated subsidiaries.
Cash balances that are not immediately available for general corporate purposes, including fiduciary accounts held by NSM on behalf of insurance carriers, are classified as restricted. Restricted amounts included within cash are disclosed parenthetically on the balance sheet. Changes in restricted cash balances are presented as a separate caption within the operations, investing and financing activities sections of the statement of cash flows.

Significant Accounting Policies

Refer to the Notes to Consolidated Financial Statements in the Company’s 2019 Annual Report on Form 10-K for a complete discussion regarding White Mountains’s significant accounting policies.

Recently Adopted Changes in Accounting Principles

Income Taxes
On January 1, 2020, White Mountains adopted ASU 2019-12, Simplifying the Accounting for Income Taxes (ASC 740), which removes exceptions to standard guidance. Under the new guidance non-income-based taxes, such as franchise taxes, are reported within pre-tax income rather than being included in income taxes. In addition, the new guidance eliminates the exception to the incremental approach for interperiod tax allocation, which previously allowed consideration of the tax effects of items such as discontinued operations and items recognized through other comprehensive income.
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

Goodwill
On January 1, 2020, White Mountains adopted ASU 2017-04, Simplifying the Test for Goodwill Impairment (ASC 350), which changed the guidance on goodwill impairment testing. Under the new guidance, the qualitative assessment of the recoverability of goodwill remains the same, but the second step of the two-step quantitative test, which required calculation of the implied fair value of goodwill, has been eliminated. Instead, an impairment charge is recognized when the carrying value of a reporting unit exceeds its fair value. Any excess of carrying value over fair value is written down as an impairment. White Mountains did not recognize an impairment of goodwill during the three and six months ended June 30, 2020 and accordingly, adoption of ASU 2017-04 had no impact on White Mountains’s financial statements.

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
On January 1, 2019, White Mountains adopted ASU 2016-02, Leases (ASC 842), which requires lessees to recognize lease assets and liabilities on the balance sheet for both operating and financing leases, with the exception of leases with an original term of 12 months or less. White Mountains elected the optional transition method that permits prospective adoption with recognition of a cumulative effect adjustment to the opening balance of retained earnings. As a result, White Mountains has presented comparative periods prior to adoption in accordance with previous lease accounting guidance. White Mountains also elected all available practical expedients permitted under ASC 842, which allowed White Mountains to carryforward its historical lease classification and not reassess leases for the definition of a lease under the new guidance. As of January 1, 2019, White Mountains recognized $23.2 million for both the lease right-of-use assets and lease liabilities. As of June 30, 2020, White Mountains recognized $34.0 million and $34.2 million of lease right-of-use assets and lease liabilities. Adoption of ASU 2016-02 did not result in an adjustment to opening retained earnings.

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

Note 2. Significant Transactions

Acquisitions

Elementum
On May 31, 2019, White Mountains acquired a 30.0% limited partnership interest in Elementum, a third-party registered investment adviser specializing in natural catastrophe insurance-linked securities (“ILS”), for $55.1 million (the “Elementum Transaction”). Elementum manages separate accounts and pooled investment vehicles across various ILS sectors, including catastrophe bonds, collateralized reinsurance investments and industry loss warranties, on behalf of third-party clients. As part of the Elementum Transaction, White Mountains also committed to invest $50.0 million in ILS funds managed by Elementum. As of June 30, 2020, White Mountains had $52.1 million invested into four Elementum-managed funds.
White Mountains has elected the fair value option for its investments in Elementum and the ILS funds managed by Elementum. Both the investment in Elementum and the investments in ILS funds managed by Elementum are included within other long-term investments.

NSM
On May 11, 2018, White Mountains acquired a 95.0% basic unit ownership interest in NSM (83.6% on a fully diluted, fully converted basis). White Mountains paid $274.2 million of cash consideration for its equity interest in NSM, and NSM borrowed $100.0 million in new debt as part of the transaction.
On May 18, 2018, NSM acquired 100% of Fresh Insurance Services Group Limited (“Fresh Insurance”), an insurance broker that offers non-standard personal lines products in the United Kingdom. NSM paid $49.6 million of upfront cash consideration for Fresh Insurance. NSM borrowed $51.0 million to fund the transaction. During the six months ended June 30, 2019, NSM paid a purchase price adjustment of an additional $0.7 million of consideration. The purchase price is subject to additional adjustments based upon growth in EBITDA during two earnout periods, one which ended in February 2020 and one ending in February 2022. NSM did not make any payments related to the first Fresh Insurance earnout period.
On December 3, 2018, NSM acquired all the net assets of KBK Insurance Group, Inc. (“KBK”), a specialized MGU focused on the towing and transportation space. NSM paid $60.0 million of upfront cash consideration for KBK. White Mountains contributed $29.0 million to NSM and NSM borrowed $30.1 million to fund the transaction. As of December 31, 2018, White Mountains had recognized $59.4 million of goodwill and other intangible assets, reflecting acquisition date fair value. The relative fair values of goodwill and of other intangible assets recognized in connection with the acquisition of KBK had not yet been finalized as of December 31, 2018. As of March 31, 2019, White Mountains determined that the relative values of goodwill and other intangible assets from the KBK transaction were $32.6 million and $32.7 million, reflecting acquisition date fair values, and recorded a liability of $5.9 million relating to the fair value of contingent consideration earnouts made in connection with the acquisition. The purchase price is subject to adjustments based upon growth in EBITDA during three earnout periods, one which ended in December 2019, one ending in December 2020 and one ending in December 2021. In the first quarter of 2020, NSM paid $6.4 million related to the first KBK earnout period.
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
On April 7, 2020, NSM acquired 100% of Kingsbridge Group Limited (“Kingsbridge”), a leading provider of commercial lines insurance and consulting services to the U.K.’s contractor and freelancer markets. NSM paid £107.2 million (approximately $132 million based upon the foreign exchange spot rate at the date of acquisition) of upfront cash consideration for Kingsbridge. White Mountains contributed $80.3 million to NSM and NSM borrowed £42.5 million (approximately $52.4 million based upon the foreign exchange spot rate at the date of acquisition) to fund the transaction. As of June 30, 2020, White Mountains had recognized $125.1 million of goodwill and other intangible assets, reflecting acquisition date fair value. The relative fair values of other intangible assets recognized in connection with the acquisition of Kingsbridge had not yet been finalized as of June 30, 2020. The purchase price is subject to adjustment based upon growth in EBITDA during an earnout period ending in January 2022. In connection with the Kingsbridge acquisition, NSM expects to record a contingent consideration earnout liability in the third quarter of 2020.

As of June 30, 2020 and December 31, 2019, NSM recorded total contingent consideration earnout liabilities of $11.7 million and $20.6 million. The contingent consideration earnout liabilities related to the Fresh Insurance and KBK acquisitions are subject to adjustments based upon EBITDA, EBITDA projections and present value factors for acquired entities. For the three and six months ended June 30, 2020, NSM recognized pre-tax income of $1.7 million and $2.3 million for the change in the fair value of its contingent consideration earnout liabilities. For the three and six months ended June 30, 2019, NSM recognized pre-tax expense of $6.3 million and $7.6 million for the change in the fair value of its contingent consideration earnout liabilities. Any future adjustments to contingent consideration earnout liabilities will be recognized through pre-tax income. For the three months ended June 30, 2020, NSM made no payments related to its contingent consideration earnout liabilities. For the six months ended June 30, 2020, NSM paid $6.4 million related to KBK’s contingent consideration earnout liabilities. For both the three and six months ended June 30, 2019, NSM paid $2.6 million related to its U.K. vertical’s contingent consideration earnout liabilities.

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
During the fourth quarter of 2019, White Mountains increased its total capital commitment to Kudu by $100.0 million to $350.0 million, of which $94.5 million and $129.0 million was undrawn as of June 30, 2020 and December 31, 2019. During the fourth quarter of 2019, Kudu obtained a committed $125.0 million credit facility, of which $51.0 million and $68.0 million was undrawn as of June 30, 2020 and December 31, 2019. See Note 5 — “Debt”.

Dispositions

MediaAlpha
On February 26, 2019, MediaAlpha completed the MediaAlpha Transaction. White Mountains received net cash proceeds of $89.3 million from the MediaAlpha Transaction.
White Mountains recognized a realized gain of $67.5 million and reduced its ownership interest of the basic units outstanding of MediaAlpha from 61.0% to 48.3% (58.9% to 42.0% on a fully diluted, fully converted basis) as a result of the MediaAlpha Transaction. White Mountains’s remaining ownership interest in MediaAlpha no longer meets the criteria for a controlling ownership interest and, accordingly, White Mountains deconsolidated MediaAlpha on February 26, 2019. White Mountains’s consolidated statement of operations and comprehensive income and its segment disclosures include MediaAlpha’s results of operations for the period from January 1, 2019 through February 26, 2019. Upon deconsolidation, White Mountains’s investment in MediaAlpha met the criteria to be accounted for under the equity method or under the fair value option. See Note 14 — “Equity-Method Eligible Investments”. White Mountains elected the fair value option and the investment in MediaAlpha was initially measured at its estimated fair value of $114.7 million as of the transaction date, with the change in fair value of $114.7 million recognized as an unrealized investment gain. White Mountains recognized a total of $182.2 million of realized and unrealized investment gains on the MediaAlpha Transaction.

Other Transactions

PassportCard/DavidShield
On May 7, 2020, White Mountains made an additional $15.0 million investment in PassportCard/DavidShield to support operations and to continue global expansion through the ongoing COVID-19 pandemic. The transaction increased White Mountains’s ownership interest from 50.0% to 53.8% in both PassportCard and DavidShield, but had no impact on the governance structure of the companies, including White Mountains’s board representation or other investor rights. The governance structures for both PassportCard and DavidShield were designed to give White Mountains and its co-investor equal power to make the decisions that most significantly impact the operations of PassportCard and DavidShield.
As a result of the transaction, White Mountains’s re-evaluated its accounting treatment for PassportCard and DavidShield. Because White Mountains does not have the unilateral power to direct the operations of PassportCard or DavidShield, White Mountains does not hold a controlling financial interest in either entity. Accordingly, White Mountains continues to account for its investments in PassportCard and DavidShield at fair value within other long-term investments (as equity-method eligible investments for which White Mountains has taken the fair value option).

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
Realized investment gains (losses) resulting from sales of investment securities are accounted for using the specific identification method. Premiums and discounts on all fixed maturity investments are amortized or accreted to income over the anticipated life of the investment. Short-term investments consist of interest-bearing money market funds, certificates of deposit and other securities, which at the time of purchase, mature or become available for use within one year.  Short-term investments are carried at amortized or accreted cost, which approximated fair value as of June 30, 2020 and December 31, 2019.
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
The following table presents pre-tax net investment income for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2020	2019	2020	2019
Fixed maturity investments	$7.3	$8.3	$15.4	$16.4
Short-term investments	.1	1.3	.9	2.6
Common equity securities	2.2	2.9	6.0	8.3
Other long-term investments	10.3	8.8	20.8	10.4
Total investment income	19.9	21.3	43.1	37.7
Third-party investment expenses	(.3)	(.3)	(.6)	(.7)
Net investment income, pre-tax	$19.6	$21.0	$42.5	$37.0

Net Realized and Unrealized Investment Gains (Losses)

The following table presents net realized and unrealized investment gains (losses) for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2020	2019	2020	2019
Fixed maturity investments	$30.0	$16.9	$32.2	$38.0
Short-term investments	—	.3	.4	.3
Common equity securities	98.3	27.8	(42.5)	139.1
Other long-term investments (1) (2)	24.6	$(9.8)	6.1	103.4
Net realized and unrealized investment gains (losses)	152.9	35.2	(3.8)	280.8
Less: net gains (losses) on investment securities sold during the period	2.2	.2	(6.5)	12.4
Net realized and unrealized investment gains on investment securities held at the end of the period	$150.7	$35.0	$2.7	$268.4
(1) For the six months ended June 30, 2019, excludes $67.5 of realized gain and includes $114.7 of unrealized investment gain associated with the
MediaAlpha Transaction, which are both recorded in a separate line item in the statement of operations titled Realized gain and unrealized investment gain from the MediaAlpha Transaction. See Note 2 — “Significant Transactions”.
(2) For the three months ended June 30, 2020 and 2019, includes $0.4 and $0.3 of realized and unrealized investment gains related to foreign currency exchange. For the six months ended June 30, 2020 and 2019, there were no realized and unrealized investment gains related to foreign currency exchange.

The following table presents total gains (losses) included in earnings attributable to net unrealized investment gains (losses) for Level 3 investments for the three and six months ended June 30, 2020 and 2019 for investments still held at the end of the period:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2020	2019	2020	2019
Other long-term investments	$25.3	$(14.0)	$15.9	$100.0
Total net unrealized investment gains (losses), pre-tax - Level 3 investments	$25.3	$(14.0)	$15.9	$100.0

Investment Holdings

The following tables present the cost or amortized cost, gross unrealized investment gains (losses) and carrying values of White Mountains’s fixed maturity investments as of June 30, 2020 and December 31, 2019:

	June 30, 2020
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
U.S. Government and agency obligations	$195.5	$4.9	$—	$200.4
Debt securities issued by corporations	480.2	26.1	(.5)	505.8
Municipal obligations	248.3	16.7	(.2)	264.8
Mortgage and asset-backed securities	213.2	7.4	—	220.6
Total fixed maturity investments	$1,137.2	$55.1	$(.7)	$1,191.6

	December 31, 2019
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
U.S. Government and agency obligations	$231.7	$1.0	$(.2)	$232.5
Debt securities issued by corporations	454.9	12.5	(.2)	467.2
Municipal obligations	284.7	12.5	(.1)	297.1
Mortgage and asset-backed securities	206.6	2.7	(.3)	209.0
Total fixed maturity investments	$1,177.9	$28.7	$(.8)	$1,205.8

The following tables present the cost or amortized cost, gross unrealized investment gains (losses), net foreign currency losses, and carrying values of White Mountains’s common equity securities and other long-term investments as of June 30, 2020 and December 31, 2019:

	June 30, 2020
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Foreign Currency Losses	Carrying Value
Common equity securities	$502.8	$69.3	$(4.9)	$—	$567.2
Other long-term investments	$677.9	$289.6	$(67.1)	$(2.3)	$898.1

	December 31, 2019
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Foreign Currency Losses	Carrying Value
Common equity securities	$553.3	$130.6	$—	$—	$683.9
Other long-term investments	$667.4	$255.2	$(64.1)	$(2.2)	$856.3

Other Long-Term Investments

The following table presents the carrying values of White Mountains’s other long-term investments as of June 30, 2020 and December 31, 2019:

	Carrying Value at
Millions	June 30, 2020	December 31, 2019
Kudu’s Participation Contracts (1)	$315.6	$266.5
MediaAlpha (1)	225.0	180.0
PassportCard/DavidShield (1)	95.0	90.0
Elementum Holdings L.P. (1)	55.1	55.1
Other unconsolidated entities (1)(2)	31.9	33.7
Total unconsolidated entities (1)	722.6	625.3
Private equity funds and hedge funds	105.9	161.1
Insurance-linked securities funds	52.1	41.2
Private debt investments (3)	17.5	28.7
Total other long-term investments	$898.1	$856.3
(1) See Fair Value Measurements by Level table.
(2) Includes White Mountains’s non-controlling equity interests in certain private common equity securities, limited liability companies and convertible preferred securities and Simple Agreement for Future Equity (“SAFE”) investments.
(3) Includes $4.6 and $5.0 in private debt investments carried at fair value as of June 30. 2020 and amortized cost as of December 31, 2019.

Private Equity Funds and Hedge Funds
White Mountains invests in private equity funds and hedge funds, which are included in other long-term investments. The fair value of these investments is generally estimated using the net asset value (“NAV”) of the funds. As of June 30, 2020, White Mountains held investments in thirteen private equity funds. The largest investment in a single private equity fund or hedge fund was $23.1 million as of June 30, 2020 and $54.6 million as of December 31, 2019.
In the first quarter of 2020, White Mountains submitted a notice to redeem its sole hedge fund having a fair value of $45.6 million. The bulk of the redemption proceeds, subject to customary audit holdbacks, were received in April 2020 and the remaining balance is expected to be received in April 2021.
The following table presents investments and unfunded commitments in private equity funds and hedge funds by investment objective and sector as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
Millions	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Private equity funds
Aerospace/Defense/Government	$44.8	$15.7	$33.8	$23.3
Manufacturing/Industrial	43.8	4.0	57.7	4.1
Financial services	17.3	24.7	15.0	22.8
Total private equity funds	105.9	44.4	106.5	50.2
Hedge funds
Long/short banks and financials	—	—	54.6	—
Total hedge funds	—	—	54.6	—
Total private equity funds and hedge funds included in other long-term investments	$105.9	$44.4	$161.1	$50.2

Investments in private equity funds are generally subject to a lock-up period during which investors may not request a redemption. Distributions prior to the expected termination date of the fund may be limited to dividends or proceeds arising from the liquidation of the fund’s underlying investments. In addition, certain private equity funds have the option to extend the lock-up period.
The following table presents investments in private equity funds that were subject to lock-up periods as of June 30, 2020:

Millions	1 – 3 years	3 – 5 years	5 – 10 years	>10 years	Total
Private equity funds — expected lock-up period remaining	$4.7	$40.4	$56.7	$4.1	$105.9

Investors in private equity funds are generally subject to indemnification obligations outside of the capital commitment period and prior to the winding up of the fund. As of June 30, 2020 and December 31, 2019, White Mountains is not aware of any indemnification claims relating to its investments in private equity funds.
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

Insurance-Linked Securities Funds
White Mountains’s other long-term investments include ILS funds. The fair value of these investments is generally estimated using the NAV of the funds. As of June 30, 2020, White Mountains held investments in four ILS funds with a fair value of $52.1 million.
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
White Mountains’s ILS funds are subject to monthly and annual restrictions on redemptions and advance redemption notice period requirements that range between 30 and 90 days. Amounts requested for redemption remain subject to market fluctuations until the redemption effective date, which generally falls at the end of the defined redemption period.
In the first quarter of 2020, White Mountains invested in an ILS fund that requires shareholders to make additional capital commitments annually equal to their existing capital commitment, unless a non-renewal notice is provided on or before September 15 of each calendar year. The notice of non-renewal constitutes a redemption request. Fund proceeds become available on the last calendar day of the month when the last underlying fund investment has fully matured or been commuted, which is typically three years from the initial investment in the fund.

Fair Value Measurements as of June 30, 2020

Fair value measurements are categorized into a hierarchy that distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). Quoted prices in active markets for identical assets or liabilities have the highest priority (“Level 1”), followed by observable inputs other than quoted prices, including prices for similar but not identical assets or liabilities (“Level 2”) and unobservable inputs, including the reporting entity’s estimates of the assumptions that market participants would use, having the lowest priority (“Level 3”). As of June 30, 2020 and December 31, 2019, White Mountains used quoted market prices or other observable inputs to determine fair value for approximately 68% and 71% of the investment portfolio.

Fair Value Measurements by Level

The following tables present White Mountains’s fair value measurements for investments as of June 30, 2020 and December 31, 2019 by level. The major security types were based on the legal form of the securities. White Mountains has disaggregated its fixed maturity investments based on the issuing entity type, which impacts credit quality, with debt securities issued by U.S. government entities carrying minimal credit risk, while the credit and other risks associated with other issuers, such as corporations, foreign governments, municipalities or entities issuing mortgage and asset-backed securities vary depending on the nature of the issuing entity type. White Mountains further disaggregates debt securities issued by corporations and common equity securities by industry sector because investors often reference commonly used benchmarks and their subsectors to monitor risk and performance. Accordingly, White Mountains has further disaggregated these asset classes into subclasses based on the similar sectors and industry classifications it uses to evaluate investment risk and performance against commonly used benchmarks, such as the Bloomberg Barclays U.S. Intermediate Aggregate and S&P 500 indices.

	June 30, 2020
Millions	Fair Value	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. Government and agency obligations	$200.4	$200.4	$—	$—

Debt securities issued by corporations:
Financials	151.9	—	151.9	—
Industrial	61.1	—	61.1	—
Technology	57.6	—	57.6	—
Consumer	55.6	—	55.6	—
Healthcare	43.3	—	43.3	—
Communications	40.9	—	40.9	—
Energy	34.3	—	34.3	—
Materials	32.1	—	32.1	—
Utilities	29.0	—	29.0	—
Total debt securities issued by corporations	505.8	—	505.8	—

Municipal obligations	264.8	—	264.8	—
Mortgage and asset-backed securities	220.6	—	220.6	—
Total fixed maturity investments	1,191.6	200.4	991.2	—

Short-term investments (1)	117.6	114.5	3.1	—

Common equity securities:
Exchange traded funds	442.4	442.4	—	—
Other (2)	124.8	22.3	102.4	.1
Total common equity securities	567.2	464.7	102.4	.1

Other long-term investments	740.1	—	—	740.1
Other long-term investments — NAV (3)	158.0	—	—	—
Total investments	$2,774.5	$779.6	$1,096.7	$740.2

(1) Short-term investments are measured at amortized cost, which approximates fair value.
(2) Primarily consists of two investments in unit trusts that predominantly invest in international equities and an open-end mutual fund that invests in domestic large-cap companies.
(3) Consists of private equity funds and ILS funds for which fair value is measured at NAV using the practical expedient. Investments for which fair value is measured at NAV are not classified within the fair value hierarchy.

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

Debt Securities Issued by Corporations

The following table presents the credit ratings of debt securities issued by corporations held in White Mountains’s investment portfolio as of June 30, 2020 and December 31, 2019:

	Fair Value at
Millions	June 30, 2020	December 31, 2019
AAA	$8.3	$9.5
AA	53.6	73.9
A	314.1	288.5
BBB	128.1	95.3
BB	1.7	—
Debt securities issued by corporations (1)	$505.8	$467.2

(1)
Credit ratings are based upon issuer credit ratings provided by Standard & Poor’s Financial Services LLC (“Standard & Poor’s”), or if unrated by Standard & Poor’s, long-term obligation ratings provided by Moody’s Investor Service, Inc.

Mortgage and Asset-backed Securities

The following table presents the fair value of White Mountains’s mortgage and asset-backed securities as of June 30, 2020 and December 31, 2019:

	June 30, 2020			December 31, 2019
Millions	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
Mortgage-backed securities:
Agency:
FNMA	$87.4	$87.4	$—	$88.6	$88.6	$—
FHLMC	68.1	68.1	—	60.5	60.5	—
GNMA	42.2	42.2	—	30.8	30.8	—
Total agency (1)	197.7	197.7	—	179.9	179.9	—
Total mortgage-backed securities	197.7	197.7	—	179.9	179.9	—
Other asset-backed securities:
Vehicle receivables	11.5	11.5	—	15.1	15.1	—
Credit card receivables	11.4	11.4	—	14.0	14.0	—
Total other asset-backed securities	22.9	22.9	—	29.1	29.1	—
Total mortgage and asset-backed securities	$220.6	$220.6	$—	$209.0	$209.0	$—

(1)
Represents publicly traded mortgage-backed securities which carry the full faith and credit guaranty of the U.S. Government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

Rollforward of Fair Value Measurements by Level

White Mountains uses quoted market prices where available as the inputs to estimate fair value for its investments in active markets. Such measurements are considered to be either Level 1 or Level 2 measurements, depending on whether the quoted market price inputs are for identical securities (Level 1) or similar securities (Level 2). Level 3 measurements for fixed maturity investments, common equity securities and other long-term investments as of June 30, 2020 and 2019 consist of securities for which the estimated fair value has not been determined based upon quoted market price inputs for identical or similar securities.
The following tables present the changes in White Mountains’s fair value measurements by level for the three months ended June 30, 2020 and 2019:

			Level 3 Investments		Other Long-term Investments Measured at NAV (2)
Millions	Level 1 Investments	Level 2 Investments	Common Equity Securities	Other Long-term Investments		Total
Balance at December 31, 2019	$780.0	$1,109.6	$.1	$654.0	$202.3	$2,746.0	(1)
Net realized and unrealized (losses) gains	(13.9)	3.6	—	15.6	(9.5)	(4.2)	(3)
Amortization/Accretion	—	(1.9)	—	—	—	(1.9)
Purchases	113.0	214.2	—	78.6	21.2	427.0
Sales	(214.0)	(231.9)	—	(8.1)	(56.0)	(510.0)
Transfers in	—	—	—	—	—	—
Transfers out	—	—	—	—	—	—
Balance at June 30, 2020	$665.1	$1,093.6	$.1	$740.1	$158.0	$2,656.9	(1)

(1)  Excludes carrying value of $117.6 and $201.2 as of June 30, 2020 and December 31, 2019 classified as short-term investments.
(2) Includes private equity funds, hedge funds and ILS funds for which fair value is measured at NAV using the practical expedient are no longer classified within the fair value hierarchy. See Note 1 — “Basis of Presentation and Significant Accounting Policies”.
(3) Excludes realized and unrealized gains associated with short-term investments of $0.4 for the six months ended June 30, 2020.

			Level 3 Investments	Other Long-term Investments Measured at NAV (3,5)
Millions	Level 1 Investments	Level 2 Investments	Other Long-term Investments		Total
Balance at December 31, 2018	$842.6	$1,160.5	$138.7	$186.9	$2,328.7	(1)
Net realized and unrealized gains	115.2	62.0	100.0	3.4	280.6	(2, 4)
Amortization/Accretion	.1	(.7)	—	—	(.6)
Purchases	70.1	232.0	136.7	102.5	541.3
Sales	(343.5)	(319.7)	—	(3.8)	(667.0)
Transfers in	—	—	82.6	—	82.6
Transfers out	—	—	—	(82.6)	(82.6)
Balance at June 30, 2019	$684.5	$1,134.1	$458.0	$206.4	$2,483.0	(1)

(1) Excludes carrying value of $187.1 and $214.2 as of June 30, 2019 and December 31, 2018 classified as short-term investments.

(2)
Includes $114.7 unrealized investment gain associated with the MediaAlpha Transaction, which is recorded in a separate line item in the statement of operations titled Realized gain and unrealized investment gain from the MediaAlpha Transaction. See Note 2 — “Significant Transactions”.

(3) Includes private equity funds, hedge funds and ILS funds for which fair value is measured at NAV using the practical expedient are no longer classified within the fair value hierarchy. See Note 1 — “Basis of Presentation and Significant Accounting Policies”.
(4) Excludes realized and unrealized losses associated with short-term investments of $0.2 for the six months ended June 30, 2019.
(5) Transfer includes $71.7 associated with the Kudu Transaction. See Note 2 — “Significant Transactions”.

Fair Value Measurements — Transfers Between Levels - Six-months ended June 30, 2020 and 2019
Transfers between levels are recorded using the fair value measurement as of the end of the quarterly period in which the event or change in circumstance giving rise to the transfer occurred.
During the first six months of 2020 and 2019, there were no fixed maturity investments or other long-term investments classified as Level 3 measurements in the prior period that were transferred to Level 2 measurements.
During the first six months of 2020 and 2019, there were no fixed maturity investments or other long-term investments classified as Level 2 measurements in the prior period that were transferred to Level 3 measurements.

Significant Unobservable Inputs

The following tables present significant unobservable inputs used in estimating the fair value of other long-term investments, other than private equity funds, hedge funds and ILS funds, classified within Level 3 as of June 30, 2020 and December 31, 2019. The fair value of investments in private equity funds, hedge funds and ILS funds are generally estimated using the NAV of the funds.

$ in Millions	June 30, 2020
Description	Valuation Technique(s)	Fair Value (5)	Unobservable Inputs
			Discount Rate (2)(6)	Terminal Cash Flow Exit Multiple (x) or Terminal Revenue Growth Rate (%) (6)
Kudu’s Participation Contracts (1)(2)	Discounted cash flow	$315.6	18% - 23%	6x - 12x
MediaAlpha	Discounted cash flow	$225.0	14%	4%
PassportCard/DavidShield (3)	Discounted cash flow	$95.0	23%	4%
Elementum Holdings, L.P.	Discounted cash flow	$55.1	19%	4%
Private debt instruments	Discounted cash flow	$17.5	6% - 12%	N/A
All other	Discounted cash flow	$15.7	24%	4%

Noblr, Inc.	Share price of recent transaction	$8.7	Share price:	$2.17
Zillion Insurance Services, Inc.(4)	Recent transaction	$5.0	Transaction price:	$5.0
Compare.com	Estimated net realizable value	$2.5	Net realizable value:	$2.5

(1) During the six months ended June 30, 2020, Kudu deployed a total of $57.4 in new Kudu Participation Contracts, including Creation Investments Capital Management and Sequoia Financial Group.
(2) Since Kudu’s Participation Contracts are not subject to corporate taxes within Kudu Investment Management, LLC, pre-tax discount rates are applied to pre-tax cash flows in determining fair values.
(3) During the three months ended June 30, 2020, White Mountains made an additional $15.0 investment in PassportCard/DavidShield. See Note 2 - “Significant Transactions”.
(4) During the three months ended June 30, 2020, White Mountains made an additional $2.5 investment in Zillion Insurance Services, Inc.
(5) Includes the net unrealized investment gains (losses) associated with foreign currency; foreign currency effects based on observable inputs.
(6) Increases (decreases) to the discount rates in isolation would result in lower (higher) fair value measurements, while increases (decreases) to the terminal cash flow exit multiples or terminal revenue growth rates in isolation would result in higher (lower) fair value measurements.

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

Note 4. Goodwill and Other Intangible Assets

White Mountains accounts for purchases of businesses using the acquisition method. Under the acquisition method, White Mountains recognizes and measures the assets acquired, liabilities assumed and any noncontrolling interest in the acquired entities at their acquisition date fair values. The acquisition date fair values of certain assets and liabilities, generally consisting of intangible assets and liabilities for contingent consideration, may be recorded at provisional amounts in circumstances where the information necessary to complete the acquisition accounting is not available at the reporting date. Any such provisional amounts are finalized as measurement period adjustments within one year of the acquisition date.
The following table presents the acquisition date fair values, accumulated amortization and net carrying values for other intangible assets and goodwill, by company as of June 30, 2020 and December 31, 2019:

$ in Millions	Weighted Average Economic Life (in years)	June 30, 2020				December 31, 2019
		Acquisition Date Fair Value	Accumulated Amortization	Impairments	Net Carrying Value	Acquisition Date Fair Value	Accumulated Amortization	Impairments	Net Carrying Value
Goodwill:
NSM (1)	N/A	$504.9	$—	$—	$504.9	$381.6	$—	$—	$381.6
Kudu	N/A	7.6	—	—	7.6	7.6	—	—	7.6
Other Operations	N/A	5.7	—	—	5.7	13.1	—	7.6	5.5
Total goodwill		518.2	—	—	518.2	402.3	—	7.6	394.7

Other intangible assets:
NSM (1)
Customer relationships	9	120.1	26.9	3.5	89.7	121.7	19.8	1.4	100.5
Trade names	19	61.2	6.6	1.0	53.6	61.9	5.3	.4	56.2
Information technology platform	0	3.1	1.4	1.7	—	3.9	1.4	.6	1.9
Renewal rights	12	82.5	2.8	—	79.7	82.5	.7	—	81.8
Other	3	1.7	1.0	—	.7	1.7	.7	—	1.0
Subtotal		268.6	38.7	6.2	223.7	271.7	27.9	2.4	241.4

Kudu
Trade names	7	2.2	.4	—	1.8	2.2	.2	—	2.0

Other Operations
Trade names	10	1.0	.1	—	.9	1.7	.5	.2	1.0
Customer relationships	11	7.2	.6	—	6.6	7.2	.4	—	6.8
Information technology platform	5	—	—	—	—	.5	.3	.2	—
Insurance Licenses	N/A	8.6	—	—	8.6	8.6	—	—	8.6
Other	5.2		.1	—	.1	.2	—	—	.2
Subtotal		17.0	.8	—	16.2	18.2	1.2	.4	16.6

Total other intangible assets		287.8	39.9	6.2	241.7	292.1	29.3	2.8	260.0

Total goodwill and other intangible assets		$806.0	$39.9	$6.2	759.9	$694.4	$29.3	10.4	654.7

Goodwill and other intangible assets attributed to non-controlling interests					(25.9)				(23.4)

Goodwill and other intangible assets included in White Mountains’s common shareholders’ equity					$734.0				$631.3
(1) As of June 30, 2020, NSM’s goodwill and intangible assets included $(1.8) and $(0.4) of the effect of foreign currency translation. As of December 31, 2019, NSM’s goodwill and intangible assets included $1.4 and $0.7 of the effect of foreign currency translation.

The goodwill recognized for the entities shown on the previous page is attributed to expected future cash flows. The acquisition date fair values of other intangible assets with finite lives are estimated using income approach techniques, which use future expected cash flows to develop a discounted present value amount.
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
The following table presents a summary of the acquisition date fair values of goodwill and other intangible assets for acquisitions completed from January 1, 2019 through June 30, 2020:

$ in Millions
Acquisition of subsidiary/ asset	Goodwill and Other intangible asset (1)	Acquisition Date
Embrace (2)	$67.6	April 1, 2019
Renewal Rights (3)	82.5	June 28, 2019
Kingsbridge (4)	125.1	April 7, 2020
Total NSM segment	$275.2
Kudu Transaction	$9.8	April 4, 2019
Other Operations	$22.6	Various
(1) Acquisition date fair values include the effect of adjustments during the measurement period and excludes the effect of foreign currency translation subsequent to the acquisition date.
(2) Excludes $3.4 of software classified within other assets.
(3) NSM’s purchase of the Renewal Rights from AIG was an asset acquisition.
(4) The determination of the relative fair values of goodwill and other intangible assets had not yet been finalized as of June 30, 2020.

On an annual basis beginning no later than the interim period included in the one-year anniversary of an acquisition, White Mountains evaluates goodwill and other intangible assets for potential impairment. Between annual evaluations, White Mountains considers changes in circumstances or events subsequent to the most recent evaluation that may indicate that an impairment may exist and, if necessary will perform an interim review for potential impairment. During the three months ended June 30, 2020, White Mountains recognized impairments of other intangible assets of $6.2 million. The impairments related to NSM’s write-off of intangible assets in its U.K. vertical. The impairments related to lower premium volumes, including due to the impact of the COVID-19 pandemic, and certain reorganization initiatives in the U.K. vertical. There were no other impairments of other intangible assets and no impairments of goodwill for the three and six months ended June 30, 2020 and 2019.

The following tables present the change in goodwill and other intangible assets for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020				2019
Millions	Goodwill		Other Intangible Assets	Total Goodwill and Other Intangible Assets	Goodwill		Other Intangible Assets	Total Goodwill and Other Intangible Assets
Beginning balance	$392.4		$254.4	$646.8	$349.7		$160.5	$510.2
Acquisitions of businesses	125.1	(1)	—	125.1	80.4	(2)	—	80.4
Acquisition of renewal rights	—		—	—	—		82.5	82.5
Foreign currency translation	.7		.1	.8	(1.2)		.2	(1.0)
Adjustments to reflect acquisition date fair value	—		—	—	(.3)		—	(.3)
Impairments	—		(6.2)	(6.2)	—		—	—
Amortization	—		(6.6)	(6.6)	—		(4.2)	(4.2)
Ending balance	$518.2		$241.7	$759.9	$428.6		$239.0	$667.6
(1) The relative fair values of goodwill and other intangible assets recognized in connection with the acquisition of Kingsbridge had not yet been finalized at June 30, 2020.
(2) The relative fair values of goodwill and other intangible assets recognized in connection with the acquisition of Embrace and the Kudu Transaction had not yet been finalized at June 30, 2019.

	Six Months Ended June 30,
	2020				2019
Millions	Goodwill		Other Intangible Assets	Total Goodwill and Other Intangible Assets	Goodwill		Other Intangible Assets	Total Goodwill and Other Intangible Assets
Beginning balance	$394.7		$260.0	$654.7	$379.9		$157.6	$537.5
Deconsolidation of MediaAlpha	—		—	—	(18.3)		(23.5)	(41.8)
Attribution of acquisition date fair value estimates between goodwill and other intangible assets	—		—	—	(26.8)		26.8	—
Acquisitions of businesses	125.1	(1)	—	125.1	93.8	(2)	—	93.8
Acquisition of renewal rights	—		—	—	—		82.5	82.5
Foreign currency translation	(1.8)		(.4)	(2.2)	—		.5	.5
Adjustments to reflect acquisition date fair value	.2		—	.2	—		5.9	5.9
Impairments	—		(6.2)	(6.2)	—		—	—
Amortization	—		(11.7)	(11.7)	—		(10.8)	(10.8)
Ending balance	$518.2		$241.7	$759.9	$428.6		$239.0	$667.6

(1) The relative fair values of goodwill and other intangible assets recognized in connection with the acquisition of Kingsbridge had not yet been finalized at June 30, 2020.
(2) The relative fair values of goodwill and other intangible assets recognized in connection with the acquisitions of Embrace, Other Operations and the Kudu Transaction had not yet been finalized at June 30, 2019.

Note 5.  Debt

The following table presents White Mountains’s debt outstanding as of June 30, 2020 and December 31, 2019:

Millions	June 30, 2020	Effective Rate (1)	December 31, 2019	Effective Rate (1)
NSM Bank Facility	$273.4	7.2%	$221.3	7.5%
Unamortized issuance cost	(6.4)		(3.9)
NSM Bank Facility, carrying value	267.0		217.4
Other NSM debt, carrying value	1.4	3.2%	1.8	3.0%
Kudu Bank Facility	74.0	8.1%	57.0	8.3%
Unamortized issuance cost	(3.2)		(3.4)
Kudu Bank Facility, carrying value	70.8		53.6
Other Operations debt	10.9	9.3%	11.1	8.3%
Unamortized issuance cost	(.3)		(.4)
Other Operations, carrying value	10.6		10.7
Total debt	$349.8		$283.5

 (1) Effective rate considers the effect of the debt issuance costs.

NSM Bank Facility

On April 7, 2020, NSM amended its secured credit facility (the “NSM Bank Facility”) with Ares Capital Corporation in connection with the acquisition of Kingsbridge. Under the amendment, the total commitment increased from $234.0 million, comprised of term loans of $224.0 million and a revolving credit loan commitment of $10.0 million, to $291.4 million, comprised of term loans of $276.4 million, including £42.5 million (approximately $52.4 million based upon the foreign exchange spot rate as of June 30, 2020) in a GBP term loan, and a revolving credit loan commitment of $15.0 million. The term loans under the NSM Bank Facility mature on May 11, 2026, and the revolving loan matures on November 11, 2025.
Under GAAP, if the terms of a debt instrument are amended, unless there is greater than 10% change in the expected discounted future cash flows of such instrument, the instrument’s carrying value does not change. White Mountains has determined that the impact of the changes to the terms of the NSM Bank Facility on the expected discounted future cash flows was less than 10%.
Interest on the NSM Bank Facility accrues at a floating interest rate equal to the three-month LIBOR plus an applicable margin. In connection with the amendment, the reference rates for USD denominated borrowings increased. The USD-LIBOR rate floor increased from 1.0% to 1.25% and the margin over USD-LIBOR increased from a range of 4.25% to 4.75% to a range of 5.50% to 6.00%. For GBP denominated borrowings, the GBP-LIBOR rate floor is 1.25% and the margin over GBP-LIBOR ranges from 6.0% to 6.5%. The margins over the reference interest rates vary within the range depending on the consolidated total leverage ratio of NSM. As of June 30, 2020 and December 31, 2019, the weighted average interest rate on the NSM Bank Facility was 7.21% and 6.60%.
The following table presents the change in debt under the NSM Bank Facility for the three and six months ended June 30, 2020 and 2019:

NSM Bank Facility	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2020	2019	2020	2019
Beginning balance	$220.7	$186.4	$221.3	$180.4
Term loans
Borrowings (1)	52.4	42.9	52.4	42.9
Repayments	—	(.5)	(.6)	(1.0)
Foreign currency translation	.3	—	.3	—
Revolving credit loan
Borrowings	—	—	—	6.5
Repayments	—	(6.5)	—	(6.5)
Ending balance	273.4	222.3	273.4	222.3
(1) Borrowings for both the three and six months ended June 30, 2020 included $52.4 for the funding of the acquisition of Kingsbridge. Borrowings for the three and six months ended June 30, 2019, included $20.4 and $22.5 for the funding of the acquisitions of Embrace and the Renewal Rights.

As of June 30, 2020, the term loans had an outstanding balance of $273.4 million, including £42.5 million (approximately $52.4 million based upon the foreign exchange spot rate as of June 30, 2020) in a GBP term loan, and the revolving credit loan was undrawn.
On June 15, 2018, NSM entered into an interest rate swap agreement to hedge its exposure to interest rate risk on $151.0 million of its USD denominated variable rate term loans. Under the terms of the swap agreement, NSM pays a fixed rate of 2.97% and receives a variable rate, which is reset monthly, based on then-current USD-LIBOR. As of June 30, 2020, the variable rate received by NSM under the swap agreement was 0.17%. As of June 30, 2020, the interest rate, including the effect of the swap, for the outstanding term loans of $148.4 million that are hedged by the swap was 8.72%. See Note 7 — “Derivatives”.
For the six months ended June 30, 2020, the weighted average effective interest rate on the outstanding term loans of $148.4 million that are hedged by the swap, excluding the effect of the swap, was 6.67%. The weighted average effective interest rate on the outstanding term loans of $125.0 million that are unhedged was 6.90%. The effective interest rate on the total outstanding term loans under the NSM Bank Facility of $273.4 million was 6.78%, excluding the effect of debt issuance costs.
On June 4, 2020, NSM entered into an interest rate cap agreement to limit its exposure to the risk of interest rate increases on the GBP denominated term loan. The notional amount of the interest rate cap is £42.5 million (approximately $52.4 million based upon the foreign exchange spot rate as of June 30, 2020) and the termination date is June 4, 2022. Under the terms of the interest rate cap agreement, if the current GBP-LIBOR at the measurement date exceeds 1.25%, NSM will receive payments from the counterparty equal to the then-current GBP-LIBOR rate, less the 1.25% cap rate. See Note 7 — “Derivatives”.
The NSM Bank Facility is secured by all property of the loan parties and contains various affirmative, negative and financial covenants that White Mountains considers to be customary for such borrowings, including a maximum consolidated total leverage ratio covenant.

Other NSM Debt

NSM also has a secured term loan related to its U.K. vertical. As of June 30, 2020, the secured term loan had an outstanding balance of $1.6 million and a maturity date of December 31, 2022.

Kudu Bank Facility

On December 23, 2019, Kudu entered into a secured credit facility (the “Kudu Bank Facility”) with Monroe Capital Management Advisors, LLC to provide funding for distributions to unitholders and fund new investments and related transaction expenses. As of June 30, 2020, the Kudu Bank Facility has a maximum borrowing capacity of $124.0 million, which is comprised of a revolving credit loan commitment of $5.0 million, an initial term loan of $57.0 million and a delayed-draw term loan of $62.0 million. The term loans and revolving credit loans, under the Kudu Bank Facility, mature in 2025. During the three and six months ended June 30, 2020, Kudu borrowed $5.0 million and $17.0 million in term loans under the Kudu Bank Facility and made no repayments. As of June 30, 2020, the term loans had an outstanding balance of $74.0 million and the revolving credit loan was undrawn.
Interest on the Kudu Bank Facility accrues at a floating interest rate equal to the greater of the one-month USD-LIBOR and 1.0% or the Prime Rate plus 1.0%, plus in each case, an applicable margin. The margin over USD-LIBOR may vary between 5.50% and 6.25% and the margin over the Base Rate may vary between 4.50% and 5.25%, depending on the consolidated total leverage ratio of the borrower.
The Kudu Bank Facility is secured by all property of the loan parties and contains various affirmative, negative and financial covenants that White Mountains considers to be customary for such borrowings, including a maximum consolidated total leverage ratio covenant.

Other Operations Debt

As of June 30, 2020, debt in White Mountains’s Other Operations segment consisted of a secured credit facility that had a maximum borrowing capacity of $16.3 million, which is comprised of a term loan of $11.3 million, a delayed-draw term loan of $3.0 million and a revolving credit loan commitment of $2.0 million, all with a maturity date of March 12, 2024. As of June 30, 2020, the term loans had an outstanding balance of $10.9 million and the revolving credit loan was undrawn.

Compliance

At June 30, 2020, White Mountains was in compliance with the covenants under all of its debt instruments.

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
White Mountains’s income tax (expense) benefit related to pre-tax income (loss) from continuing operations for the three and six months ended June 30, 2020 represented an effective tax rate of 18.2% and 4.2%. The effective tax rate was different from the U.S. statutory rate of 21.0% due to income generated in jurisdictions with lower tax rates than the United States and state income taxes.
White Mountains’s income tax benefit (expense) related to pre-tax income (loss) from continuing operations for the three and six months ended June 30, 2019 represented an effective tax rate of (0.6)% and 3.4%. The effective tax rate was different from the U.S. statutory rate of 21.0% due to income generated in jurisdictions with lower tax rates than the United States and state income taxes and a tax benefit recorded at BAM. Also, the effective tax rate for the six months ended June 30, 2019 was different from the U.S. statutory rate of 21.0% due to the release of a full valuation allowance on the net deferred tax assets of the U.S. consolidated group Guilford Holdings, Inc. and subsidiaries (“Guilford”). Guilford includes Kudu, its investment in MediaAlpha, various service companies and certain other entities and investments that are included in the Other Operations segment. For BAM, member surplus contributions (“MSC”) and the related taxes thereon were recorded directly to non-controlling interest equity, while the valuation allowance on such taxes was recorded through the income statement. For the three and six months ended June 30, 2019, BAM recorded a tax benefit of $1.9 million and $3.0 million associated with the valuation allowance on taxes related to MSC that is included in the effective tax rate.
In arriving at the effective tax rate for the three and six months ended June 30, 2020 and 2019, White Mountains forecasted all income and expense items including the change in unrealized investment gains (losses) and realized investment gains (losses) for the years ending December 31, 2020 and 2019.
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

Note 7. Derivatives

NSM Interest Rate Swap

On June 15, 2018, NSM entered into an interest rate swap agreement to hedge its exposure to interest rate risk on $151.0 million of its USD denominated variable rate term loans under the NSM Bank Facility. Under the terms of the swap agreement, NSM pays a fixed rate of 2.97% and receives a variable rate, which is reset monthly, based on the then-current USD-LIBOR. As of June 30, 2020, the variable rate received by NSM under the swap agreement was 0.17%. Over the term of the swap, the notional amount decreases in accordance with the principal repayments NSM expects to make on its term loans. As of June 30, 2020, the interest rate, including the effect of the swap, for the outstanding term loans of $148.4 million that are hedged by the swap was 8.72%, excluding the effect of debt issuance costs. NSM’s obligations under the swap are secured by the same collateral securing the NSM Bank Facility on a pari passu basis. NSM does not currently hold any collateral deposits from or provide any collateral deposits to the swap counterparty.
NSM evaluated the effectiveness of the swap to hedge its interest rate risk associated with its variable rate debt and concluded at the swap inception date that the swap was highly effective in hedging that risk. NSM evaluates the effectiveness of the hedging relationship on an ongoing basis.
For the three and six months ended June 30, 2020, White Mountains recognized net interest expense of $0.7 million and $1.2 million for the periodic net settlement payments on the swap. For the three and six months ended June 30, 2019, White Mountains recognized net interest expense of $0.2 million and $0.4 million. As of June 30, 2020 and December 31, 2019, the estimated fair value of the swap and the accrual of the periodic net settlement payments recorded in other liabilities was $9.4 million and $6.6 million. There was no ineffectiveness in the hedge for the three and six month periods ended June 30, 2020 and June 30, 2019. For the three and six months ended June 30, 2020, the $0.4 million and $(2.8) million change in the fair value of the swap is included within White Mountains’s accumulated other comprehensive income (loss). For the three and six months ended June 30, 2019, the $(2.4) million and $(4.3) million change in the fair value of the swap is included within White Mountains’s accumulated other comprehensive income (loss).

NSM Interest Rate Cap

On June 4, 2020, NSM entered into an interest rate cap agreement to limit its exposure to the risk of interest rate increases on the GBP denominated term loan under the NSM Bank Facility. The notional amount of the interest rate cap is £42.5 million (approximately $52.4 million based upon the foreign exchange spot rate as of June 30, 2020) and the termination date is June 4, 2022. NSM paid an initial premium of approximately $0.1 million. Under the terms of the interest rate cap agreement, if the current GBP-LIBOR at the measurement date exceeds 1.25%, NSM will receive payments from the counterparty equal to the then-current GBP-LIBOR rate, less the 1.25% cap rate. As of June 30, 2020, the GBP-LIBOR rate was 0.14%.
NSM accounts for the interest rate cap as a derivative at fair value, with changes in fair value recognized in current period earnings within interest expense. For the three months ended June 30, 2020, White Mountains recognized a negligible change in fair value on the interest rate cap within interest expense. As of June 30, 2020, the estimated fair value of the cap recorded in other assets was less than $0.1 million.

Note 8. Municipal Bond Guarantee Insurance

In 2012, HG Global was capitalized with $594.5 million from White Mountains and $14.5 million from non-controlling interests to fund the initial capitalization of BAM, a newly formed mutual municipal bond insurer. As of June 30, 2020, White Mountains owned 96.9% of HG Global’s preferred equity and 88.4% of its common equity. HG Global, together with its subsidiaries, provided the initial capitalization of BAM through the purchase of $503.0 million of BAM Surplus Notes. At inception, BAM and HG Re also entered into a first loss reinsurance treaty (“FLRT”). HG Re provides first loss reinsurance protection up to 15%-of-par outstanding on each municipal bond insured by BAM. For capital appreciation bonds, par is adjusted to the estimated equivalent par value for current interest paying bonds. In return, BAM cedes 60% of the risk premium charged for insuring the municipal bond, net of a ceding commission.
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
Under GAAP, if the terms of a debt instrument are amended, unless there is greater than 10% change in the expected discounted future cash flows of such instrument, the instrument’s carrying value does not change. White Mountains has determined that the impact of the changes to the terms of the BAM Surplus Notes on the expected discounted future cash flows was less than 10%.
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
As of June 30, 2020 and December 31, 2019, the Collateral Trusts held assets of $811.8 million and $786.7 million, which included $409.7 million and $457.6 million of BAM Surplus Notes and $4.7 million and $7.5 million of interest receivable on the BAM Surplus Notes. As of June 30, 2020 and December 31, 2019, total interest receivable on the BAM Surplus Notes was $155.0 million and $162.7 million.
The following table presents a schedule of BAM’s insured obligations as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Contracts outstanding	9,992	8,987
Remaining weighted average contract period outstanding (in years)	10.6	10.7
Contractual debt service outstanding (in millions):
Principal	$67,591.5	$62,250.5
Interest	33,775.8	31,799.7
Total debt service outstanding	$101,367.3	$94,050.2

Gross unearned insurance premiums (in millions)	$218.6	$198.4

The following table presents a schedule of BAM’s future premium revenues as of June 30, 2020:

Millions	June 30, 2020
July 1, 2020 - December 31, 2020	$10.2

January 1, 2021 - March 31, 2021	5.0
April 1, 2021 - June 30, 2021	4.9
July 1, 2021 - September 30, 2021	4.9
October 1, 2021 - December 31, 2021	4.8
Total 2021	19.6

2022	18.5
2023	17.3
2024	16.2
2025	15.0
2026 and thereafter	121.8
Total gross unearned insurance premiums	$218.6

The following table presents a schedule of net written premiums and net earned premiums included in White Mountains’s HG Global/BAM segment for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2020	2019	2020	2019
Written premiums:
Direct	$21.3	$12.5	$31.0	$20.4
Assumed	0.2	—	0.2	—
Gross written premiums	$21.5	$12.5	$31.2	$20.4
Earned premiums:
Direct	$4.7	$3.8	$9.2	$7.5
Assumed	0.9	.5	1.8	1.0
Gross earned premiums	$5.6	$4.3	$11.0	$8.5

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
In September 2019, BAM entered into facultative quota share reinsurance agreements under which it assumed a portfolio of municipal bond guarantee contracts with a par value of $1.1 billion. In November 2018, BAM entered into a 100% quota share facultative quota share reinsurance agreement under which it assumed a portfolio of municipal bond guarantee contracts with a par value of $2.2 billion. None of the contracts assumed were non-performing and no loss reserves have been established for any of the contracts, either as of the transaction dates or as of June 30, 2020. The agreement, which covers future claims exposure only, meets the risk transfer criteria under ASC 944-20, Insurance Activities and accordingly has been accounted for as reinsurance.

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
The following table presents the Company’s computation of earnings per share from continuing operations for the three and six months ended June 30, 2020 and 2019. See Note 17 — “Held for Sale and Discontinued Operations”.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Basic and diluted earnings per share numerators (in millions):
Net income (loss) attributable to White Mountains’s common shareholders	$115.4	$20.5	$(13.4)	$304.9
Less: total (loss) income from discontinued operations, net of tax	(1.0)	—	(.1)	.7
Net income (loss) from continuing operations attributable to White Mountains’s common shareholders	$116.4	$20.5	$(13.3)	$304.2
Allocation of (earnings) losses to participating restricted common shares(1)	(1.6)	(.3)	.1	(3.6)
Basic and diluted earnings (losses) per share numerators	$114.8	$20.2	$(13.2)	$300.6
Basic earnings per share denominators (in thousands):
Total average common shares outstanding during the period	3,107.5	3,183.5	3,142.8	3,177.8
Average unvested restricted common shares(2)	(43.1)	(42.8)	(38.5)	(37.6)
Basic earnings (losses) per share denominator	3,064.4	3,140.7	3,104.3	3,140.2
Diluted earnings per share denominator (in thousands):
Total average common shares outstanding during the period	3,107.5	3,183.5	3,142.8	3,177.8
Average unvested restricted common shares(2)	(43.1)	(42.8)	(38.5)	(37.6)
Diluted earnings (losses) per share denominator	3,064.4	3,140.7	3,104.3	3,140.2
Basic and diluted earnings per share (in dollars) - continuing operations:
Distributed earnings - dividends declared and paid	$—	$—	$1.00	$1.00
Undistributed earnings (losses)	37.46	6.44	(5.25)	94.71
Basic and diluted earnings (losses) per share	$37.46	$6.44	$(4.25)	$95.71

(1) Restricted shares issued by White Mountains receive dividends, and therefore, are considered participating securities.
(2) Restricted shares outstanding vest either in equal annual installments or upon a stated date. See Note 10 — “Employee Share-Based Incentive Compensation Plans”.

The following table presents the undistributed net earnings (losses) from continuing operations for the three and six months ended June 30, 2020 and 2019. See Note 17 — “Held for Sale and Discontinued Operations”.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2020	2019	2020	2019
Undistributed net earnings - continuing operations:
Net income (loss) attributable to White Mountains’s common shareholders, net of restricted common share amounts	$114.8	$20.2	$(13.2)	$300.6
Dividends declared, net of restricted common share amounts (1)	—	—	(3.1)	(3.2)
Total undistributed net earnings (losses), net of restricted common share amounts	$114.8	$20.2	$(16.3)	$297.4
(1) Restricted shares issued by White Mountains receive dividends, and are therefore considered participating securities.

Note 10. Employee Share-Based Incentive Compensation Plans

White Mountains’s Long-Term Incentive Plan (the “WTM Incentive Plan”) provides for grants of various types of share-based and non-share-based incentive awards to key employees of White Mountains. As of June 30, 2020, White Mountains’s share-based compensation incentive awards consist of performance shares and restricted shares.

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
The following table presents the performance share activity for the three and six months ended June 30, 2020 and 2019 for performance shares granted under the WTM Incentive Plan:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	42,458	$9.8	40,602	$23.1	42,473	$43.7	40,616	$31.7
Shares paid (1)	—	—	—	—	(14,070)	(27.7)	(13,715)	(18.1)
New grants	—	—	1,900	—	14,055	—	15,600	—
Forfeitures and cancellations(2)	—	—	(29)	(.2)	—	.4	(28)	—
Expense recognized	—	6.0	—	7.9	—	(.6)	—	17.2
End of period	42,458	$15.8	42,473	$30.8	42,458	$15.8	42,473	$30.8
(1) WTM performance share payments in 2020 for the 2017-2019 performance cycle, which were paid in cash in March 2020, ranged from 174% to 180% of target.  WTM performance share payments in 2019 for the 2016-2018 performance cycle, which were paid in cash in March 2019, ranged from 139% to 166% of target.
(2) Amounts include changes in assumed forfeitures, as required under GAAP.

During the six months ended June 30, 2020, White Mountains granted 14,055 performance shares for the 2020-2022 performance cycle. During the three and six months ended June 30, 2019, White Mountains granted 1,900 and 15,600 performance shares for the 2019-2021 performance cycle.
For performance shares earned in the 2017-2019 and 2016-2018 performance cycles, all performance shares earned were settled in cash. If all the outstanding WTM performance shares had vested on June 30, 2020, the total additional compensation cost to be recognized would have been $17.3 million, based on accrual factors (common share price and payout assumptions) as of June 30, 2020.
The following table presents performance shares outstanding and accrued expense for performance shares awarded under the WTM Incentive Plan as of June 30, 2020 for each performance cycle:

	Six Months Ended June 30, 2020
Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense
Performance cycle:
2018 – 2020	13,450	$8.0
2019 – 2021	15,600	5.9
2020 – 2022	14,055	2.1
Sub-total	43,105	16.0
Assumed forfeitures	(647)	(.2)
June 30, 2020	42,458	$15.8

Restricted Shares

Restricted shares are grants of a specified number of common shares that generally vest at the end of a three-year service period. The following table presents the unrecognized compensation cost associated with the outstanding restricted share awards for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
Millions, except share amounts	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value
Non-vested,
Beginning of period	43,105	$26.6	41,495	$22.8	43,395	$16.7	41,510	$12.5
Issued	—	—	1,900	1.7	14,055	15.1	15,600	14.5
Vested	—	—	—	—	(14,345)	—	(13,715)	—
Forfeited	—	—	—	—	—	—	—	—
Expense recognized	—	(3.6)	—	(2.6)	—	(8.8)	—	(5.1)
End of period	43,105	$23.0	43,395	$21.9	43,105	$23.0	43,395	$21.9

During the three and six months ended June 30, 2020, White Mountains issued 14,055 restricted shares that vest on January 1, 2023. During the three and six months ended June 30, 2019, White Mountains issued 1,900 and 15,600 restricted shares that vest on January 1, 2022. The unamortized issue date fair value as of June 30, 2020 is expected to be recognized ratably over the remaining vesting periods.

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
On January 1, 2019, White Mountains adopted ASU 2016-02, Leases (ASC 842). See Note 1 — “Basis of Presentation and Significant Accounting Policies” — Basis of Presentation and Significant Accounting Policies. Prior to adoption of ASU 2016-02, White Mountains recognized lease expense for operating leases on a straight-line basis, but did not recognize lease assets or liabilities on its consolidated balance sheet. Upon adoption on January 1, 2019, White Mountains recognized lease right-of-use (“ROU”) assets of $23.2 million and lease liabilities of $23.2 million. As of June 30, 2020 and December 31, 2019, the ROU asset was $34.0 million and $22.6 million and lease liabilities were $34.2 million and $22.8 million.
The following table summarizes net lease expense recognized in White Mountains’s consolidated statement of operations for the three and six months ended June 30, 2020 and 2019:

Millions	Three Months Ended June 30,		Six Months Ended June 30,
Lease Cost	2020	2019	2020	2019
Lease cost	$2.1	$1.8	$4.1	$3.5
Less: sublease income	.1	.1	.2	.2
Net lease cost	$2.0	$1.7	$3.9	$3.3

The following table presents the contractual maturities of the lease liabilities associated with White Mountains’s operating lease agreements as of June 30, 2020:

Millions	As of June 30, 2020
Remainder of 2020	$3.1
2021	6.8
2022	6.3
2023	6.1
2024	5.2
Thereafter	14.1
Total undiscounted lease payments	41.6
Less: present value adjustment	7.4
Operating lease liability	$34.2

The following tables present lease related assets and liabilities by reportable segment as of June 30, 2020 and December 31, 2019:

	As of June 30, 2020
Millions	HG/BAM	NSM	Kudu	Other Operations	Total	Weighted Average Incremental Borrowing Rate (1)
ROU lease asset	$9.8	$16.8	$2.2	$5.2	$34.0	4.8%
Lease liability	$9.8	$16.8	$2.2	$5.4	$34.2
(1) The present value of the remaining lease payments was determined by discounting the lease payments using the incremental borrowing rate.

	As of December 31, 2019
Millions	HG/BAM	NSM	Kudu	Other Operations	Total	Weighted Average Incremental Borrowing Rate (1)
ROU lease asset	$10.4	$4.8	$2.3	$5.1	$22.6	4.6%
Lease liability	$10.4	$4.8	$2.3	$5.3	$22.8
(1) The present value of the remaining lease payments was determined by discounting the lease payments using the incremental borrowing rate.

Note 12. Non-controlling Interests

Non-controlling interests consist of the ownership interests of non-controlling shareholders in consolidated entities and are presented separately on the balance sheet.
The following table presents the balance of non-controlling interests included in White Mountains’s total equity and the related percentage of each consolidated entity’s total equity owned by non-controlling shareholders as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
$ in Millions	Non-controlling Percentage	Non-controlling Equity	Non-controlling Percentage	Non-controlling Equity
Non-controlling interests, excluding BAM
HG Global	3.1%	$14.7	3.1%	$14.4
NSM	3.4%	16.7	3.6%	14.9
Other NSM	13.4%	(.1)	13.4%	(.1)
Kudu	.8%	2.4	.9%	2.2
Other Operations	various	(1.8)	various	(1.5)
Total, excluding BAM		31.9		29.9
BAM	100.0%	(134.6)	100.0%	(146.7)
Total non-controlling interests		$(102.7)		$(116.8)

Note 13. Segment Information

As of June 30, 2020, White Mountains conducted its operations through four segments: (1) HG Global/BAM, (2) NSM, (3) Kudu and (4) Other Operations. In addition, MediaAlpha was consolidated as a reportable segment until the date of the MediaAlpha Transaction.
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
Significant intercompany transactions among White Mountains’s segments have been eliminated herein. The following tables present the financial information for White Mountains’s segments for the three and six months ended June 30, 2020 and 2019:

Millions	HG Global/ BAM	NSM	Kudu	Other Operations	Total
Three Months Ended June 30, 2020
Earned insurance premiums	$5.6	$—	$—	$—	$5.6
Net investment income	4.9	—	5.6	9.1	19.6
Net realized and unrealized investment gains	14.4	—	16.5	122.0	152.9
Advertising and commission revenues	—	63.0	—	1.9	64.9
Other revenue	1.2	13.1	—	2.3	16.6
Total revenues	26.1	76.1	22.1	135.3	259.6
Insurance acquisition expenses	2.1	—	—	—	2.1
Other underwriting expenses	.2	—	—	—	.2
Cost of sales	—	—	—	2.2	2.2
General and administrative expenses	12.5	48.5	2.8	25.3	89.1
Broker commission expense	—	21.0	—	—	21.0
Change in fair value of contingent consideration earnout liabilities	—	(1.7)	—	—	(1.7)
Amortization of other intangible assets	—	6.3	.1	.2	6.6
Interest expense	—	5.7	1.5	.2	7.4
Total expenses	14.8	79.8	4.4	27.9	126.9
Pre-tax income (loss)	$11.3	$(3.7)	$17.7	$107.4	$132.7

Millions	HG Global/ BAM	NSM	Kudu	Other Operations	Total
Six Months Ended June 30, 2020
Earned insurance premiums	$11.0	$—	$—	$—	$11.0
Net investment income	10.4	—	12.9	19.2	42.5
Net realized and unrealized investment gains (loss)	20.5	—	(8.3)	(16.0)	(3.8)
Advertising and commission revenues	—	116.0	—	4.0	120.0
Other revenue	1.7	25.1	.1	3.8	30.7
Total revenues	43.6	141.1	4.7	11.0	200.4
Insurance acquisition expenses	3.8	—	—	—	3.8
Other underwriting expenses	.2	—	—	—	.2
Cost of sales	—	—	—	4.2	4.2
General and administrative expenses	27.2	88.1	5.3	42.8	163.4
Broker commission expense	—	39.3	—	—	39.3
Change in fair value of contingent consideration earnout liabilities	—	(2.3)	—	—	(2.3)
Amortization of other intangible assets	—	11.1	.2	.4	11.7
Interest expense	—	10.0	2.9	.5	13.4
Total expenses	31.2	146.2	8.4	47.9	233.7
Pre-tax income (loss)	$12.4	$(5.1)	$(3.7)	$(36.9)	$(33.3)

Millions	HG Global/BAM	NSM	Kudu	Other Operations	Total
Three Months Ended June 30, 2019
Earned insurance premiums	$4.3	$—	$—	$—	$4.3
Net investment income	5.4	—	4.0	11.6	21.0
Net realized and unrealized investment gains	11.5	—	.4	23.3	35.2
Advertising and commission revenues	—	54.9	—	1.3	56.2
Other revenue	.4	11.2	—	.7	12.3
Total revenues	21.6	66.1	4.4	36.9	129.0
Insurance acquisition expenses	1.4	—	—	—	1.4
Other underwriting expenses	.1	—	—	—	.1
Cost of sales	—	—	—	1.6	1.6
General and administrative expenses	12.3	32.8	2.2	30.1	77.4
Broker commission expense	—	18.1	—	—	18.1
Change in fair value of contingent consideration earnout liabilities	—	6.3	—	—	6.3
Amortization of other intangible assets	—	4.1	—	.1	4.2
Interest expense	—	4.1	—	—	4.1
Total expenses	13.8	65.4	2.2	31.8	113.2
Pre-tax income	$7.8	$.7	$2.2	$5.1	$15.8

Millions	HG Global/ BAM	NSM	Kudu (1)	MediaAlpha (2)	Other Operations	Total
Six Months Ended June 30, 2019
Earned insurance premiums	$8.5	$—	$—	$—	$—	$8.5
Net investment income	10.7	—	4.0	—	22.3	37.0
Net realized and unrealized investment gains	23.3	—	.4	—	142.4	166.1
Realized gain and unrealized investment gain from the MediaAlpha Transaction	—	—	—	—	182.2	182.2
Advertising and commission revenues	—	98.2	—	48.8	2.6	149.6
Other revenue	1.0	17.2	—	—	1.0	19.2
Total revenues	43.5	115.4	4.4	48.8	350.5	562.6
Insurance acquisition expenses	2.7	—	—	—	—	2.7
Other underwriting expenses	.2	—	—	—	—	.2
Cost of sales	—	—	—	40.6	2.7	43.3
General and administrative expenses	26.6	58.1	2.2	12.5	59.5	158.9
Broker commission expense	—	33.6	—	—	—	33.6
Change in fair value of contingent consideration earnout liabilities	—	7.6	—	—	—	7.6
Amortization of other intangible assets	—	9.1	—	1.6	.1	10.8
Interest expense	—	7.8		.2	—	8.0
Total expenses	29.5	116.2	2.2	54.9	62.3	265.1
Pre-tax income (loss)	$14.0	$(.8)	$2.2	$(6.1)	$288.2	$297.5
(1) Kudu's results are from April 4, 2019, the date White Mountains began consolidating Kudu, to June 30, 2019.
(2) MediaAlpha’s results are from January 1, 2019 to February 26, 2019, the date of the MediaAlpha Transaction.

In compliance with ASC 606, Revenues from Contracts with Customers, the following tables present White Mountains’s total revenues by revenue source for the three months ended June 30, 2020 and 2019:

Millions	HG Global/BAM	NSM	Kudu	Other Operations	Total
Three Months Ended June 30, 2020
Commission and other revenue
Specialty Transportation	$—	$23.8	$—	$—	$23.8
Real Estate	—	15.4	—	—	15.4
Social Services	—	7.3	—	—	7.3
Pet	—	13.2	—	—	13.2
United Kingdom	—	12.4	—	—	12.4
Other	—	4.0	—	1.8	5.8
Total commission and other revenue	—	76.1	—	1.8	77.9
Product revenues	—	—	—	2.3	—
Revenues from contracts with customers	—	76.1	—	4.1	80.2
Other revenues (1)	26.1	—	22.1	131.2	179.4
Total revenues	$26.1	$76.1	$22.1	$135.3	$259.6

(1)	Other revenues consist of premiums, investment income, investment gains and losses and other revenues outside the scope of ASC 606, Revenues from Contracts with Customers.

Millions	HG Global/BAM	NSM	Kudu	Other Operations	Total
Six Months Ended June 30, 2020
Commission and other revenue
Specialty Transportation	$—	$44.2	$—	$—	$44.2
Real Estate	—	26.7	—	—	26.7
Social Services	—	13.6	—	—	13.6
Pet	—	25.1	—	—	25.1
United Kingdom (2)	—	22.4	—	—	22.4
Other	—	9.1	—	4.0	13.1
Total commission and other revenue	—	141.1	—	4.0	145.1
Product revenues	—	—	—	4.4	4.4
Revenues from contracts with customers	—	141.1	—	8.4	149.5
Other revenues (1)	43.6	—	4.7	2.6	50.9
Total revenues	$43.6	$141.1	$4.7	$11.0	$200.4

(1)	Other revenues consist of premiums, investment income, investment gains and losses and other revenues outside the scope of ASC 606, Revenues from Contracts with Customers.
(2) Includes the results of Kingsbridge from April 7, 2020, the date of the Kingsbridge transaction.

Millions	HG Global/BAM	NSM	Kudu	Other Operations	Total
Three Months Ended June 30, 2019
Commission and other revenue
Specialty Transportation	$—	$21.7	$—	$—	$21.7
Real Estate	—	11.5	—	—	11.5
Social Services	—	6.5	—	—	6.5
Pet	—	9.5	—	—	9.5
United Kingdom	—	12.2	—	—	12.2
Other	—	4.7	—	1.3	6.0
Total commission and other revenue	—	66.1	—	1.3	67.4
Products	—	—	—	.6	.6
Total revenues from contracts with customers	—	66.1	—	1.9	68.0
Other revenues (1)	21.6	—	4.4	35.0	61.0
Total revenues	$21.6	$66.1	$4.4	$36.9	$129.0

(1)	Other revenues consist of premiums, investment income, investment gains and losses and other revenues outside the scope of ASC 606, Revenues from Contracts with Customers.

Millions	HG Global/BAM	NSM	Kudu	MediaAlpha	Other Operations	Total
Six Months Ended June 30, 2019
Commission and other revenue
Specialty Transportation	$—	$39.6	$—	$—	$—	$39.6
Real Estate	—	20.5	—	—	—	20.5
Social Services	—	12.3	—	—	—	12.3
Pet	—	9.5	—	—	—	9.5
United Kingdom	—	24.3	—	—	—	24.3
Other	—	9.2	—	—	2.6	11.8
Total commission and other revenue	—	115.4	—	—	2.6	118.0
Advertising revenues	—	—	—	48.8	—	48.8
Revenues from contracts with customers	—	115.4	—	48.8	2.6	166.8
Products	—	—	—	—	.6	0.6
Total revenues from contracts with customers	—	115.4	—	48.8	3.2	167.4
Other revenues (1)	43.5	—	4.4	—	347.3	395.2
Total revenues	$43.5	$115.4	$4.4	$48.8	$350.5	$562.6

(1)	Other revenues consist of premiums, investment income, investment gains and losses and other revenues outside the scope of ASC 606, Revenues from Contracts with Customers.

Note 14. Equity-Method Eligible Investments

White Mountains’s equity method eligible investments include certain unconsolidated entities, Kudu’s Participation Contracts, private equity funds and hedge funds in which White Mountains has the ability to exert significant influence over the investee’s operating and financial policies.
The following table presents the carrying values of White Mountains’s equity method eligible investments recorded within other long-term investments as of June 30, 2020 and December 31, 2019:

Millions	June 30, 2020	December 31, 2019
Equity method eligible investments, at fair value	$815.3	$761.7
Other, at fair value (1)	82.8	94.6
Total other long-term investments	$898.1	$856.3
(1) Consists of other long-term investments that are not equity method eligible.

The following table presents White Mountains’s significant equity method eligible investments as of June 30, 2020 and December 31, 2019:

	Basic Ownership Interest
Investee	June 30, 2020	December 31, 2019	Instrument Held
PassportCard/DavidShield (1)	53.8%	50.0%	Common shares
MediaAlpha	48.3%	48.3%	Units
durchblicker	45.0%	45.0%	Common shares
Elementum	30.0%	30.0%	Limited partnership interest
Tuckerman Capital Funds	14.3 - 62.3%	17.5 - 62.4%	Limited and general partnership interests
Enlightenment Capital Funds	9.4 - 36.5%	10.0 - 38.4%	Limited and general partnership interests
JAM Partners L.P.	—	11.1%	Limited partnership interest
Kudu Participation Contracts	3.2 - 35.0%	3.2 - 30.0%	Revenue and earnings participation contracts
(1) During the three months ending June 30, 2020, White Mountains made an additional $15 investment in PassportCard/DavidShield. See Note 2 — “Significant Transactions”.

As a result of the MediaAlpha Transaction, White Mountains reduced its ownership interest of the basic units outstanding of MediaAlpha from 61.0% to 48.3% (58.9% to 42.0% on a fully diluted, fully converted basis). White Mountains’s remaining ownership interest in MediaAlpha no longer meets the criteria for a controlling ownership interest and, accordingly, White Mountains deconsolidated MediaAlpha as of February 26, 2019. Upon deconsolidation, White Mountains’s investment in MediaAlpha met the criteria to be accounted for under the equity method or under the fair value option. White Mountains elected the fair value option and the investment in MediaAlpha was initially measured at its estimated fair value of $114.7 million as of March 31, 2019, with the change in fair value of $114.7 million recognized as an unrealized investment gain. For the twelve months ended December 31, 2019, White Mountains recognized $180.0 million in unrealized investment gains associated with its investment in MediaAlpha including changes in the fair value of White Mountains’s investment in MediaAlpha subsequent to the MediaAlpha Transaction. For the three and six months ended June 30, 2020, White Mountains recognized $15.0 million and $45.0 million in unrealized investment gains associated with its investment in MediaAlpha.
White Mountains’s consolidated statement of comprehensive income and its segment disclosures include MediaAlpha’s results of operations for the period from January 1, 2019 through February 26, 2019. See Note 2 — “Significant Transactions”. For the period from February 26, 2019 to June 30, 2019, MediaAlpha was considered a significant subsidiary. For the period from February 26, 2019 to June 30, 2019, MediaAlpha’s total revenues, total expenses, and net income were $122.7 million, $115.8 million, and $6.9 million.

The following tables present summarized financial information for White Mountains’s combined equity-method eligible investees, including MediaAlpha, Tuckerman IV Fund, L.P., and certain Kudu Participation Contracts, which are considered significant subsidiaries for the six months ending June 30, 2020:

Millions	June 30, 2020	December 31, 2019
Balance sheet data (1):
Total assets	$420.5	$457.0
Total liabilities	$200.2	$199.0
(1) Financial data for Tuckerman IV Fund, L.P. and Kudu Participation Contracts is reported on a one-quarter lag.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2020	2019	2020	2019
Income statement data (1):
Total revenues	$118.7	$93.7	$307.2	$178.4
Total expenses	$131.9	$83.6	$273.8	$171.1
Net income (loss)	$(21.8)	$10.1	$21.8	$7.3

(1) Financial data for Tuckerman IV Fund, L.P. and Kudu Participation Contracts is reported on a one-quarter lag.

Note 15. Fair Value of Financial Instruments

White Mountains records its financial instruments at fair value with the exception of debt obligations, which are recorded as debt at face value less unamortized original issue discount.
The following table presents the fair value and carrying value of this financial instrument as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
Millions	Fair Value	Carrying Value	Fair Value		Carrying Value
NSM Bank Facility	$272.2	$267.0	$221.2		$217.4
Other NSM debt	$1.6	$1.4	$1.7		$1.8
Kudu Bank Facility	$72.8	$70.8	$53.6	(1)	$53.6
Other Operations debt	$9.5	$10.6	$11.3		$10.7

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
The following description presents significant legal contingencies, ongoing non-claims related litigation or arbitration as of June 30, 2020:

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

Sirius Group Tax Contingency
A subsidiary of Sirius Group, which was sold by White Mountains in 2016, has been denied interest deductions by the Swedish Tax Authority (“STA”) for tax years 2013-2016.  In October 2018, the Swedish Administrative Court ruled against Sirius Group on its appeal of the Swedish Tax Agency’s denial of certain interest deductions relating to periods prior to the sale of Sirius Group to CMI. In connection with the sale, White Mountains indemnified Sirius Group against the loss of certain tax attributes, including those related to these interest deductions. As of both June 30, 2020 and December 31, 2019, White Mountains reported a liability of $16.5 million, reflecting the value of these interest deductions. For the three months ended June 30, 2020, the change in the liability of $1.0 million was related to foreign currency translation and included within net loss on sale of discontinued operations. For the six months ended June 30, 2020, the liability did not change. For the three months ended June 30, 2019, there was no change in the liability. For the six months ended June 30, 2019, the change in the liability of $0.7 million was related to foreign currency translation and included within net gain on sale of discontinued operations. Sirius Group has appealed the decision to the Swedish Administrative Court of Appeal.

Note 17. Held for Sale and Discontinued Operations

Sirius Group

As of both June 30, 2020 and December 31, 2019, White Mountains recorded a liability of $16.5 million, related to the Sirius Group tax contingency. For the three months ended June 30, 2020, the change in the liability of $1.0 million was related to foreign currency translation and included within net loss on sale of discontinued operations. For the six months ended June 30, 2020, the liability did not change. For the three months ended June 30, 2019, there was no change in the liability. For the first six months ended June 30, 2019, the change in the liability of $0.7 million was related to foreign currency translation and included within net gain on sale of discontinued operations. See Note 16 — “Commitments and Contingencies”.

Other

As of December 31, 2017, White Mountains has classified its Guilford, Connecticut property, which consists of an office building and adjacent land, as held for sale. The property has been measured at its estimated fair value net of costs of disposal, of $3.0 million as of June 30, 2020 and December 31, 2019.

Earnings Per Share from Discontinued Operations

White Mountains calculates earnings per share using the two-class method, which allocates earnings between common and unvested restricted common shares. Both classes of shares participate equally in earnings on a per share basis. Basic earnings per share amounts are based on the weighted average number of common shares outstanding adjusted for unvested restricted common shares. Diluted earnings per share amounts are also impacted by the net effect of potentially dilutive common shares outstanding. The following table presents the Company’s computation of earnings per share for discontinued operations for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Basic and diluted earnings per share numerators (in millions):
Net income (loss) attributable to White Mountains’s common shareholders	$115.4	$20.5	$(13.4)	$304.9
Less: total income (loss) from continuing operations, net of tax	116.4	20.5	(13.3)	304.2
Net (loss) income from discontinued operations attributable to White Mountains’s common shareholders	$(1.0)	$—	$(.1)	$.7
Allocation of earnings to participating restricted common shares (1)	—	—	—	—
Basic and diluted (losses) earnings per share numerators (2)	$(1.0)	$—	$(.1)	$.7
Basic earnings per share denominators (in thousands):
Total average common shares outstanding during the period	3,107.5	3,183.5	3,142.8	3,177.8
Average unvested restricted common shares (3)	(43.1)	(42.8)	(38.5)	(37.6)
Basic earnings per share denominator	3,064.4	3,140.7	3,104.3	3,140.2
Diluted earnings per share denominator (in thousands):
Total average common shares outstanding during the period	3,107.5	3,183.5	3,142.8	3,177.8
Average unvested restricted common shares (3)	(43.1)	(42.8)	(38.5)	(37.6)
Diluted earnings per share denominator	3,064.4	3,140.7	3,104.3	3,140.2
Basic and diluted (losses) earnings per share (in dollars) - discontinued operations:	$(.32)	$—	$(.03)	$.22
(1) Restricted shares issued by White Mountains contain dividend participation features, and therefore, are considered participating securities.
(2) Net earnings attributable to White Mountains’s common shareholders, net of restricted share amounts, is equal to undistributed earnings for the three and six months ended June 30, 2020 and 2019.
(3) Restricted common shares outstanding vest either in equal annual installments or upon a stated date. See Note 10 — “Employee Share-Based Incentive Compensation Plans”.

Note 18. Subsequent Events

COVID-19

On January 30, 2020, the spread of novel coronavirus (“COVID-19”) was declared a Public Health Emergency of International Concern by the World Health Organization (“WHO”). Subsequently, on March 11, 2020, the WHO characterized the COVID-19 outbreak as a pandemic. White Mountains continues to monitor the impact of the COVID-19 pandemic but, as the pandemic is ongoing, White Mountains cannot determine the ultimate impact it may have on the global financial markets, the overall economy and on White Mountains’s businesses, results of operations and financial condition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains “forward-looking statements”. White Mountains intends statements that are not historical in nature, which are hereby identified as forward-looking statements, to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. White Mountains cannot promise that its expectations in such forward-looking statements will turn out to be correct. White Mountains’s actual results could be materially different from and worse than its expectations. See “FORWARD-LOOKING STATEMENTS” on page 81 for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements.
The following discussion also includes ten non-GAAP financial measures (i) adjusted book value per share, (ii) BAM’s gross written premiums and member surplus contributions (“MSC”) from new business, (iii) NSM’s earnings before interest, taxes, depreciation and amortization (“EBITDA”), (iv) NSM’s adjusted EBITDA, (v) Kudu’s EBITDA, (vi) Kudu’s adjusted EBITDA, (vii) total consolidated portfolio return excluding the MediaAlpha Transaction, (viii) total common equity securities and other long-term investments return excluding the MediaAlpha Transaction, (ix) total other long-term investments return excluding the MediaAlpha Transaction, and (x) total adjusted capital that have been reconciled from their most comparable GAAP financial measures on page 75. White Mountains believes these measures to be useful in evaluating White Mountains’s financial performance and condition.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

Overview

White Mountains reported book value per share of $1,021 and adjusted book value per share of $1,022 as of June 30, 2020. Book value per share and adjusted book value per share both increased approximately 4% in the second quarter of 2020, driven primarily by the rebound in the equity markets during the quarter. Book value per share decreased 0.2% and adjusted book value per share increased 0.4% in the first six months of 2020, including dividends.
Gross written premiums and MSC collected in the HG Global/BAM segment totaled $43 million and $63 million in the second quarter and first six months of 2020, compared to $25 million and $40 million in the second quarter and first six months of 2019. BAM insured municipal bonds with par value of $4.1 billion and $7.1 billion in the second quarter and first six months of 2020, compared to $2.9 billion and $4.8 billion in the second quarter and first six months of 2019. Total pricing was 105 and 89 basis points in the second quarter and first six months of 2020, compared to 84 and 83 basis points in the second quarter and first six months of 2019. BAM’s total claims paying resources were $957 million at June 30, 2020, compared to $938 million at December 31, 2019 and $895 million at June 30, 2019. In late June 2020, S&P Global Ratings affirmed BAM’s “AA/stable” rating.
NSM reported pre-tax loss of $4 million, adjusted EBITDA of $18 million, and commission and other revenues of $76 million in the second quarter of 2020, compared to pre-tax income of $1 million, adjusted EBITDA of $16 million, and commission and other revenues of $66 million in the second quarter of 2019. Results for the second quarter of 2020 include the results of Kingsbridge Group Limited (“Kingsbridge”), a leading provider of commercial lines insurance and consulting services to the contingent workforce in the United Kingdom. Kingsbridge was acquired on April 7, 2020. NSM reported pre-tax loss of $5 million, adjusted EBITDA of $29 million, and commission and other revenues of $141 million in the first six months of 2020, compared to pre-tax loss of $1 million, adjusted EBITDA of $26 million, and commission and other revenues of $115 million in the first six months of 2019.
Kudu reported pre-tax income of $18 million and adjusted EBITDA of $4 million in the second quarter of 2020, compared to pre-tax income of $2 million and adjusted EBITDA of $3 million in the second quarter of 2019. Pre-tax income included a $17 million unrealized gain on Kudu’s Participation Contracts, reflecting the impact of the market rebound in the second quarter of 2020 on Kudu’s underlying asset management businesses. Kudu reported pre-tax loss of $4 million and adjusted EBITDA of $9 million in the first six months of 2020. Pre-tax loss included an $8 million unrealized loss on Kudu’s Participation Contracts, reflecting the impact of the market dislocation from the COVID-19 pandemic in the first quarter of 2020 on Kudu’s underlying asset management businesses. In the first quarter of 2020, Kudu deployed $21 million in Creation Investments Capital Management (“Creation”), a private equity firm specializing in impact investing. In the second quarter of 2020, Kudu deployed $37 million in Sequoia Financial Group, LLC (“Sequoia”), a registered investment advisor with $4.7 billion in client assets. As of June 30, 2020, Kudu had deployed a total of $324 million in 11 asset management firms, with an average cash yield to Kudu at inception of 10.2%. The firms have total assets under management of approximately $38 billion, spanning a range of asset classes, including real estate, real assets, wealth management, hedge funds, private equity and alternative credit strategies.
White Mountains’s pre-tax total return on invested assets was 6.5% in the second quarter of 2020, compared to 2.0% in the second quarter of 2019. White Mountains’s pre-tax total return on invested assets was 1.7% in the first six months of 2020, compared to 12.4% in the first six months of 2019, which included a $115 million pre-tax unrealized investment gain from the MediaAlpha Transaction. Excluding the MediaAlpha Transaction, White Mountains’s pre-tax total return on invested assets was 7.9% in the first six months of 2019.

Returns in the second quarter of 2020 were driven primarily by the rebound in equity markets following the decline experienced in the first quarter of 2020 in reaction to the COVID-19 pandemic. Returns in the first six months of 2020 were driven primarily by the decline in interest rates and positive other long-term investments results partially offset by the overall decline in equity markets during the period. Returns in the second quarter and first six months of 2019 were driven primarily by strong equity markets and the decline in interest rates during the respective periods.
White Mountains’s portfolio of common equity securities returned 19.2% in the second quarter of 2020, compared to 3.7% in the second quarter of 2019, underperforming the S&P 500 Index returns of 20.5% and 4.3% for the comparable periods. White Mountains’s portfolio of common equity securities returned -5.8% in the first six months of 2020, compared to 17.3% in the first six months of 2019, underperforming the S&P 500 Index returns of -3.1% and 18.5% for the comparable periods. The results were driven primarily by relative underperformance in White Mountains’s international common equity portfolios in each period.
White Mountains’s other long-term investments portfolio returned 4.0% in the second quarter of 2020 compared to a flat return in the second quarter of 2019. White Mountains’s other long-term investments portfolio returned 3.1% in the first six months of 2020 compared to 32.5% in the first six months of 2019, which included $115 million pre-tax unrealized investment gain from the MediaAlpha Transaction. Excluding the MediaAlpha Transaction, White Mountains’s other long-term investments portfolio returned 0.2% in the first six months of 2019. Returns in the second quarter of 2020 included a $17 million increase in the fair value of Kudu’s Participation Contracts, reflecting the impact of the market rebound in the second quarter of 2020 on Kudu’s underlying asset management businesses, and a $15 million increase in the fair market value of White Mountains’s investment in MediaAlpha, resulting from continued increases in profitability metrics driven primarily by higher volumes in its insurance verticals. Returns for the first six months of 2020 included a $45 million increase in the fair market value of White Mountains’s investment in MediaAlpha, resulting from continued increases in profitability metrics driven primarily by higher volumes in its insurance verticals, partially offset by a $10 million decrease in White Mountains’s investment in PassportCard/DavidShield, where the global slowdown in travel activity in reaction to the COVID-19 pandemic caused a significant decline in premiums and revenues, and a $9 million decrease in the fair values of Kudu’s Participation Contracts, reflecting the impact of the market dislocation from the COVID-19 pandemic in the first quarter of 2020 on Kudu’s underlying asset management businesses.
White Mountains’s fixed income portfolio returned 2.8% in the second quarter of 2020, compared to 2.0% in the second quarter of 2019, outperforming and underperforming the Bloomberg Barclays U.S. Intermediate Aggregate Index returns of 2.1% and 2.4% for the comparable periods. White Mountains’s fixed income portfolio returned 3.6% in the first six months of 2020, compared to 4.3% in the first six months of 2019, underperforming the Bloomberg Barclays U.S. Intermediate Aggregate Index returns of 4.7% for both periods.

Adjusted Book Value Per Share

The following table presents White Mountains’s book value per share and reconciles it to adjusted book value per share, a non-GAAP measure. See NON-GAAP FINANCIAL MEASURES on page 75.

	June 30, 2020	March 31, 2020	December 31, 2019	June 30, 2019
Book value per share numerators (in millions):
White Mountains’s common shareholders’ equity - GAAP book value per share numerator	$3,166.0	$3,076.7	$3,261.5	$3,144.3
Time value of money discount on expected future payments on the BAM Surplus Notes (1)	(146.7)	(149.2)	(151.6)	(135.7)
HG Global’s unearned premium reserve (1)	173.8	160.5	156.7	147.2
HG Global’s net deferred acquisition costs (1)	(47.0)	(42.9)	(41.5)	(37.9)
Adjusted book value per share numerator	$3,146.1	$3,045.1	$3,225.1	$3,117.9
Book value per share denominators (in thousands of shares):
Common shares outstanding - GAAP book value per share denominator	3,101.8	3,135.0	3,185.4	3,185.4
Unearned restricted common shares	(23.1)	(26.9)	(18.5)	(24.5)
Adjusted book value per share denominator	3,078.7	3,108.1	3,166.9	3,160.9
GAAP book value per share	$1,020.71	$981.39	$1,023.91	$987.12
Adjusted book value per share	$1,021.91	$979.74	$1,018.41	$986.39
Year-to-date dividends paid per share	$1.00	$1.00	$1.00	$1.00
(1) Amount reflects White Mountains’s preferred share ownership in HG Global of 96.9%.

Goodwill and Other Intangible Assets

During the second quarter of 2020, White Mountains performed a periodic review of NSM’s goodwill and other intangible assets to determine whether an impairment existed at June 30, 2020. An impairment of goodwill or other intangible assets occurs when the carrying value of the asset exceeds its fair value. As a result of the review, White Mountains recognized impairments of other intangible assets of $6.2 million. The impairments related to NSM’s write-off of intangible assets in its U.K. vertical. The impairments related to lower premium volumes, including due to the impact of the COVID-19 pandemic, and certain reorganization initiatives in the U.K. vertical. There were no other impairments of other intangible assets and no impairments of goodwill for the three and six months ended June 30, 2020 and 2019.
The following table presents a summary of goodwill and other intangible assets that are included in White Mountains’s book value as of June 30, 2020, December 31, 2019, and June 30, 2019:

Millions	June 30, 2020		December 31, 2019	June 30, 2019
Goodwill:
NSM	$504.9	(2)	$381.6	$398.4	(3)
Kudu	7.6		7.6	9.8	(3)
Other Operations	5.7		5.5	20.4
Total goodwill	518.2		394.7	428.6
Other intangible assets:
NSM	223.7		241.4	238.4
Kudu	1.8		2.0	—
Other Operations	16.2		16.6	.6
Total other intangible assets	241.7		260.0	239.0
Total goodwill and other intangible assets (1)	759.9		654.7	667.6
Goodwill and other intangible assets attributed to non-controlling interests	(25.9)		(23.4)	(25.4)
Goodwill and other intangible assets included in White Mountains’s common shareholders’ equity	$734.0		$631.3	$642.2

(1)	See Note 4 — “Goodwill and Other Intangible Assets” for details of goodwill and other intangible assets.

(2)	The relative fair values of goodwill and other intangible assets recognized in connection with the acquisition of Kingsbridge had not yet been finalized at June 30, 2020.

(3)
The relative fair values of goodwill and other intangible assets recognized in connection with the acquisition of Embrace Pet Insurance (“Embrace”) and the Kudu Transaction had not yet been finalized as of June 30, 2019. See “NSM” in Note 2 — “Significant Transactions”.

Summary of Consolidated Results

The following table presents White Mountains’s consolidated financial results for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2020	2019	2020	2019
Revenues
Financial Guarantee revenues	$26.1	$21.6	$43.6	$43.5
Specialty Insurance Distribution revenues	76.1	66.1	141.1	115.4
Asset Management revenues	22.1	4.4	4.7	4.4
Marketing Technology revenues (1)	—	—	—	48.8
Other Operations revenues	135.3	36.9	11.0	350.5
Total revenues	259.6	129.0	200.4	562.6
Expenses
Financial Guarantee expenses	14.8	13.8	31.2	29.5
Specialty Insurance Distribution expenses	79.8	65.4	146.2	116.2
Asset Management expenses	4.4	2.2	8.4	2.2
Marketing Technology expenses (1)	—	—	—	54.9
Other Operations expenses	27.9	31.8	47.9	62.3
Total expenses	126.9	113.2	233.7	265.1
Pre-tax income (loss)
Financial Guarantee pre-tax income	11.3	7.8	12.4	14.0
Specialty Insurance Distribution pre-tax (loss) income	(3.7)	.7	(5.1)	(.8)
Asset Management pre-tax income (loss) (1)	17.7	2.2	(3.7)	2.2
Marketing Technology pre-tax loss (2)	—	—	—	(6.1)
Other Operations pre-tax income (loss)	107.4	5.1	(36.9)	288.2
Total pre-tax income (loss)	132.7	15.8	(33.3)	297.5
Income tax (expense) benefit	(24.1)	.1	1.4	(10.1)
Net income (loss) from continuing operations	108.6	15.9	(31.9)	287.4
Net (loss) income from sale of discontinued operations, net of tax	(1.0)	—	(.1)	.7
Net income (loss)	107.6	15.9	(32.0)	288.1
Net loss attributable to non-controlling interests	7.8	4.6	18.6	16.8
Net income (loss) attributable to White Mountains’s common shareholders	115.4	20.5	(13.4)	304.9
Other comprehensive income (loss), net of tax	.5	(3.1)	(2.9)	(3.4)
Comprehensive income (loss)	115.9	17.4	(16.3)	301.5
Comprehensive (income) loss attributable to non-controlling interests	(.2)	.2	(.2)	.2
Comprehensive income (loss) attributable to White Mountains’s common shareholders	$115.7	$17.6	$(16.5)	$301.7
(1) Kudu's results are from April 4, 2019, the date of the Kudu Transaction, to June 30, 2019.
(2) MediaAlpha’s results are from January 1, 2019 to February 26, 2019, the date of the MediaAlpha Transaction.

I. Summary of Operations By Segment

As of June 30, 2020, White Mountains conducted its operations through four segments: (1) HG Global/BAM, (2) NSM, (3) Kudu and (4) Other Operations. In addition, MediaAlpha was consolidated as a reportable segment until the date of the MediaAlpha Transaction. A discussion of White Mountains’s consolidated investment operations is included after the discussion of operations by segment. White Mountains’s segment information is presented in Note 13 — “Segment Information” to the Consolidated Financial Statements.
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

HG Global/BAM

The following tables present the components of pre-tax income (loss) included in White Mountains’s HG Global/BAM segment related to the consolidation of HG Global, which includes HG Re and its other wholly-owned subsidiaries, and BAM for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020
Millions	HG Global		BAM	Eliminations	Total
Direct written premiums	$—		$21.3	$—	$21.3
Assumed written premiums	18.3		.2	(18.3)	0.2
Gross written premiums	18.3		21.5	(18.3)	21.5
Ceded written premiums	—		(18.3)	18.3	—
Net written premiums	$18.3		$3.2	$—	$21.5

Earned insurance premiums	$4.6		$1.0	$—	$5.6
Net investment income	2.0		2.9	—	4.9
Net investment income - BAM Surplus Notes	4.7		—	(4.7)	—
Net realized and unrealized investment gains	10.7		3.7	—	14.4
Other revenue	0.1		1.1	—	1.2
Total revenues	22.1		8.7	(4.7)	26.1
Insurance acquisition expenses	1.2	—	.9	—	2.1
Other underwriting expenses	—		.2	—	.2
General and administrative expenses	.5		12.0	—	12.5
Interest expense - BAM Surplus Notes	—		4.7	(4.7)	—
Total expenses	1.7		17.8	(4.7)	14.8
Pre-tax income (loss)	$20.4		$(9.1)	$—	$11.3
Supplemental information:
MSC collected (1)	$—		$21.5	$—	$21.5
(1) MSC are recorded directly to BAM’s equity, which is recorded as non-controlling interest on White Mountains’s balance sheet.

	Three Months Ended June 30, 2019
Millions	HG Global	BAM	Eliminations	Total
Direct written premiums	$—	$12.5	$—	$12.5
Assumed (ceded) written premiums	10.7	—	(10.7)	—
Gross written premiums	10.7	12.5	(10.7)	12.5
Ceded written premiums	—	(10.7)	10.7	—
Net written premiums	$10.7	$1.8	$—	$12.5

Earned insurance premiums	$3.4	$.9	$—	$4.3
Net investment income	1.9	3.5	—	5.4
Net investment income - BAM Surplus Notes	6.8	—	(6.8)	—
Net realized and unrealized investment gains	4.0	7.5	—	11.5
Other revenue	—	.4	—	.4
Total revenues	16.1	12.3	(6.8)	21.6
Insurance acquisition expenses	.9	.5	—	1.4
Other underwriting expenses	—	.1	—	.1
General and administrative expenses	.4	11.9	—	12.3
Interest expense - BAM Surplus Notes	—	6.8	(6.8)	—
Total expenses	1.3	19.3	(6.8)	13.8
Pre-tax income (loss)	$14.8	$(7.0)	$—	$7.8
Supplemental information:
MSC collected (1)	$—	$12.0	$—	$12.0
(1) MSC are recorded directly to BAM’s equity, which is recorded as non-controlling interest on White Mountains’s balance sheet.

	Six Months Ended June 30, 2020
Millions	HG Global	BAM	Eliminations	Total
Direct written premiums	$—	$31.0	$—	$31.0
Assumed written premiums	26.6	.2	(26.6)	0.2
Gross written premiums	26.6	31.2	(26.6)	31.2
Ceded written premiums	—	(26.6)	26.6	—
Net written premiums	$26.6	$4.6	$—	$31.2

Earned insurance premiums	$9.0	$2.0	$—	$11.0
Net investment income	4.3	6.1	—	10.4
Net investment income - BAM Surplus Notes	9.5	—	(9.5)	—
Net realized and unrealized investment gains	12.1	8.4	—	20.5
Other revenue	0.1	1.6	—	1.7
Total revenues	35.0	18.1	(9.5)	43.6
Insurance acquisition expenses	2.2	1.6	—	3.8
Other underwriting expenses	—	.2	—	.2
General and administrative expenses	1.0	26.2	—	27.2
Interest expense - BAM Surplus Notes	—	9.5	(9.5)	—
Total expenses	3.2	37.5	(9.5)	31.2
Pre-tax income (loss)	$31.8	$(19.4)	$—	$12.4
Supplemental information:
MSC collected (1)	$—	$31.5	$—	$31.5
(1) MSC are recorded directly to BAM’s equity, which is recorded as non-controlling interest on White Mountains’s balance sheet.

	Six Months Ended June 30, 2019
Millions	HG Global	BAM	Eliminations	Total
Direct written premiums	$—	$20.4	$—	$20.4
Assumed written premiums	17.4	—	(17.4)	—
Gross written premiums	17.4	20.4	(17.4)	20.4
Ceded written premiums	—	(17.4)	17.4	—
Net written premiums	$17.4	$3.0	$—	$20.4

Earned insurance premiums	$6.8	$1.7	$—	$8.5
Net investment income	3.8	6.9	—	10.7
Net investment income - BAM Surplus Notes	13.7	—	(13.7)	—
Net realized and unrealized investment gains	9.1	14.2	—	23.3
Other revenue	—	1.0	—	1.0
Total revenues	33.4	23.8	(13.7)	43.5
Insurance acquisition expenses	1.7	1.0	—	2.7
Other underwriting expenses	—	.2	—	.2
General and administrative expenses	.9	25.7	—	26.6
Interest expense - BAM Surplus Notes	—	13.7	(13.7)	—
Total expenses	2.6	40.6	(13.7)	29.5
Pre-tax income (loss)	$30.8	$(16.8)	$—	$14.0
Supplemental information:
MSC collected (1)	$—	$19.9	$—	$19.9
(1) MSC are recorded directly to BAM’s equity, which is recorded as non-controlling interest on White Mountains’s balance sheet.

HG Global/BAM Results—Three Months Ended June 30, 2020 versus Three Months Ended June 30, 2019
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
Gross written premiums and MSC collected in the HG Global/BAM segment were $43 million in the second quarter of 2020, compared to $25 million in the second quarter of 2019. BAM insured $4.1 billion of municipal bonds, $3.2 billion of which were in the primary market, in the second quarter of 2020, compared to $2.9 billion of municipal bonds, $2.6 billion of which were in the primary market, in the second quarter of 2019. In the second quarter of 2020, institutional and retail investor concerns about credit volatility drove robust demand for insurance and expanded BAM’s opportunities to insure higher-quality bonds. This was evident in both the primary market, which reopened in April and experienced increased insured penetration, and the secondary market, which was highly active.
Total pricing, which reflects both gross written premiums and MSC from new business, increased to 105 basis points in the second quarter of 2020, compared to 84 basis points in the second quarter of 2019. See “NON-GAAP FINANCIAL MEASURES” on page 75. The increase in total pricing was driven primarily by an increase in pricing in the primary market and higher volume in the secondary and assumed reinsurance markets despite a decrease in pricing in these markets. Pricing in the primary market increased to 62 basis points in the second quarter of 2020, compared to 51 basis points in the second quarter of 2019. Pricing in the secondary and assumed reinsurance markets, which is more transaction specific than pricing in the primary market, decreased to 256 basis points in the second quarter of 2020, compared to 378 basis points in the second quarter of 2019.

The following table presents the gross par value of primary and secondary market policies issued, the gross par value of assumed reinsurance, the gross written premiums and MSC collected and total pricing for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
$ in Millions	2020	2019
Gross par value of primary market policies issued	$3,196.1	$2,624.2
Gross par value of secondary market policies issued	878.5	293.2
Gross par value of assumed reinsurance	36.9	—
Total gross par value of market policies issued	$4,111.5	$2,917.4
Gross written premiums	$21.5	$12.5
MSC collected	21.5	12.0
Total gross written premiums and MSC collected	$43.0	$24.5
Present value of future installment MSC collections	.3	—
Gross written premium adjustments on existing installment policies	—	—
Gross written premiums and MSC from new business	$43.3	$24.5
Total pricing	$105.0	84 bps

HG Global reported GAAP pre-tax income of $20 million in the second quarter of 2020, compared to $15 million in the second quarter of 2019. The increase in pre-tax income was driven primarily by higher investment returns in HG Global’s investment portfolio. Results in the second quarter of 2020 include $5 million of interest income on the BAM Surplus Notes, compared to $7 million in the second quarter of 2019.
BAM is a mutual insurance company that is owned by its members. BAM’s results are consolidated into White Mountains’s GAAP financial statements and attributed to non-controlling interests. White Mountains reported $9 million of GAAP pre-tax loss from BAM in the second quarter of 2020, compared to $7 million in the second quarter of 2019. The increase in pre-tax loss was driven primarily by lower investment returns in BAM’s investment portfolio. Results in the second quarter of 2020 include $5 million of interest expense on the BAM Surplus Notes and $12 million of general and administrative expenses, compared to $7 million of interest expense and $12 million of general and administrative expenses in the second quarter of 2019.

COVID-19 Update
BAM expects that investor concerns about the impact of the COVID-19 pandemic should continue to result in both increased insured penetration in the primary market and opportunities in the secondary market. The COVID-19 pandemic is negatively impacting the finances of municipalities to varying degrees, and, over time, financial stress could emerge. BAM’s existing credit portfolio is of high quality and structured to be resilient during economic slowdowns. BAM views consumption-based tax-backed credits (sales, hotel, excise), transportation-related credits (airports, mass transportation, ports and toll roads) and higher education-related credits as those most likely to be affected by pandemic-related impacts on the economy. Combined, these sectors total approximately 14% of BAM’s outstanding insured par. All BAM-insured bond payments due through August 1 have been made by insureds. BAM currently has no insured bonds on its insured credit watchlist.

HG Global/BAM Results—Six Months Ended June 30, 2020 versus Six Months Ended June 30, 2019
Gross written premiums and MSC collected in the HG Global/BAM segment were $63 million in the first six months of 2020, compared to $40 million in the first six months of 2019. BAM insured $7.1 billion of municipal bonds, $5.7 billion of which were in the primary market, in the first six months of 2020, compared to $4.8 billion of municipal bonds, $4.0 billion of which were in the primary market, in the first six months of 2019.
Total pricing, which reflects both gross written premiums and MSC from new business, was 89 basis points in the first six months of 2020, compared to 83 basis points in the first six months of 2019. See “NON-GAAP FINANCIAL MEASURES” on page 75. The increase in total pricing was driven primarily by an increase in pricing in both the primary and the secondary and assumed reinsurance markets. Pricing in the primary market increased to 56 basis points in the first six months of 2020, compared to 48 basis points in the first six months of 2019. Pricing in the secondary and assumed reinsurance markets, which is more transaction specific than pricing in the primary market, increased to 223 basis points in the first six months of 2020, compared to 219 basis points in the first six months of 2019.

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
The following table presents the gross par value of primary and secondary market policies issued, the gross par value of assumed reinsurance, the gross written premiums and MSC collected and total pricing for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
$ in Millions	2020	2019
Gross par value of primary market policies issued	$5,704.2	$4,010.0
Gross par value of secondary market policies issued	1,347.0	832.4
Gross par value of assumed reinsurance	36.9	—
Total gross par value of market policies issued	$7,088.1	$4,842.4
Gross written premiums	$31.2	$20.4
MSC collected	31.5	19.9
Total gross written premiums and MSC collected	$62.7	$40.3
Present value of future installment MSC collections	.3	.2
Gross written premium adjustments on existing installment policies	—	(.1)
Gross written premiums and MSC from new business	$63.0	$40.4
Total pricing	89 bps	83 bps

HG Global reported GAAP pre-tax income of $32 million in the first six months of 2020, compared to $31 million in the first six months of 2019. The increase in pre-tax income was driven primarily by higher investment returns in HG Global’s investment portfolio. Results in the first six months of 2020 include $10 million of interest income on the BAM Surplus Notes, compared to $14 million in the first six months of 2019.
White Mountains reported $19 million of GAAP pre-tax loss from BAM in the first six months of 2020, compared to $17 million in the first six months of 2019. The increase in pre-tax loss was driven primarily by lower investment returns in BAM’s investment portfolio. Results in the first six months of 2020 include $10 million of interest expense on the BAM Surplus Notes and $26 million of general and administrative expenses, compared to $14 million of interest expense and $26 million of general and administrative expenses in the first six months of 2019.

Claims Paying Resources
BAM’s “claims paying resources” represents the capital and other financial resources BAM has available to pay claims and, as such, is a key indication of BAM’s financial strength.
BAM’s claims paying resources were $957 million as of June 30, 2020, compared to $938 million as of December 31, 2019 and $895 million as of June 30, 2019. The increase in claims paying resources is primarily due to an increase in the statutory value of the collateral trusts, partially offset by a cash payment on the BAM surplus notes. In the first quarter of 2020, BAM made a $65 million cash payment on the BAM surplus notes, of which $16 million was distributed outside the collateral trusts included in BAM’s claims paying resources.

The following table presents BAM’s total claims paying resources as of June 30, 2020 and December 31, 2019:

Millions	June 30, 2020	December 31, 2019
Policyholders’ surplus	$345.1	$402.4
Contingency reserve	76.9	68.2
Qualified statutory capital	422.0	470.6
Net unearned premiums	42.4	39.3
Present value of future installment premiums and MSC	14.6	13.7
HG Re, Ltd. collateral trusts at statutory value	378.1	314.0
Fidus Re, Ltd. collateral trust at statutory value	100.0	100.0
Claims paying resources	$957.1	$937.6

HG Global/BAM Balance Sheets
The following tables present amounts from HG Global, which includes HG Re and its other wholly-owned subsidiaries, and BAM that are contained within White Mountains’s consolidated balance sheet as of June 30, 2020 and December 31, 2019:

	June 30, 2020
Millions	HG Global	BAM	Eliminations and Segment Adjustment	Total
Assets
Fixed maturity investments	$376.9	$444.8	$—	$821.7
Short-term investments	18.5	36.2	—	54.7
Total investments	395.4	481.0	—	876.4
Cash	6.7	25.3	—	32.0
BAM Surplus Notes	409.7	—	(409.7)	—
Accrued interest receivable on BAM Surplus Notes	155.0	—	(155.0)	—
Deferred acquisition costs	48.5	25.0	(48.5)	25.0
Insurance premiums receivable	8.2	7.3	(8.2)	7.3
Accrued investment income	2.0	3.2	—	5.2
Other assets	—	15.8	(1.2)	14.6
Total assets	$1,025.5	$557.6	$(622.6)	$960.5
Liabilities
BAM Surplus Notes(1)	$—	$409.7	$(409.7)	$—
Accrued interest payable on BAM Surplus Notes(2)	—	155.0	(155.0)	—
Preferred dividends payable to White Mountains’s subsidiaries(3)	335.6	—	—	335.6
Preferred dividends payable to non-controlling interests	12.1	—	—	12.1
Unearned insurance premiums	179.4	39.2	—	218.6
Accrued incentive compensation	.5	13.6	—	14.1
Accounts payable on unsettled investment purchases	—	3.0	—	3.0
Other liabilities	1.4	71.7	(57.9)	15.2
Total liabilities	529.0	692.2	(622.6)	598.6
Equity
White Mountains’s common shareholders’ equity	481.8	—	—	481.8
Non-controlling interests	14.7	(134.6)	—	(119.9)
Total equity	496.5	(134.6)	—	361.9
Total liabilities and equity	$1,025.5	$557.6	$(622.6)	$960.5

(1)	Under GAAP, the BAM Surplus Notes are classified as debt by the issuer. Under statutory accounting principles, they are classified as policyholders’ surplus.

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

NSM

The following table presents the components of GAAP net (loss) income, EBITDA and adjusted EBITDA included in White Mountains’s NSM segment for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2020	2019	2020	2019
Commission revenues	$63.0	$54.9	$116.0	$98.2
Broker commission expenses	21.0	18.1	39.3	33.6
Gross profit	42.0	36.8	76.7	64.6
Other revenues	13.1	11.2	25.1	17.2
General and administrative expenses	48.5	32.8	88.1	58.1
Change in fair value of contingent consideration earnout liabilities	(1.7)	6.3	(2.3)	7.6
Amortization of other intangible assets	6.3	4.1	11.1	9.1
Interest expense	5.7	4.1	10.0	7.8
GAAP pre-tax (loss) income	(3.7)	.7	(5.1)	(.8)
Income tax (benefit) expense	(2.2)	.3	(2.9)	—
GAAP net (loss) income	(1.5)	.4	(2.2)	(.8)
Add back:
Interest expense	5.7	4.1	10.0	7.8
Income tax (benefit) expense	(2.2)	.3	(2.9)	—
General and administrative expenses — depreciation	.8	.7	1.7	1.2
Amortization of other intangible assets	6.3	4.1	11.1	9.1
EBITDA (1)	9.1	9.6	17.7	17.3
Add back:
Change in fair value of contingent consideration earnout liabilities	(1.7)	6.3	(2.3)	7.6
Impairments of intangible assets	6.2	—	6.2	—
Acquisition-related transaction expenses	3.3	.6	5.0	1.1
Fair value purchase accounting adjustment for deferred revenue	—	—	—	—
Investments made in the development of new business lines	.4	(.1)	.4	.1
Restructuring expenses	.7	—	1.5	.1
Adjusted EBITDA (1)	$18.0	$16.4	$28.5	$26.2
(1) See “NON-GAAP FINANCIAL MEASURES” on page 75.

NSM Results—Three Months Ended June 30, 2020 versus Three Months Ended June 30, 2019
NSM reported pre-tax loss of $4 million, adjusted EBITDA of $18 million and commission and other revenues of $76 million in the second quarter of 2020, compared to pre-tax income of $1 million, adjusted EBITDA of $16 million and commission and other revenues of $66 million in the second quarter of 2019. The decrease in NSM’s pre-tax results in the second quarter of 2020 compared to the second quarter of 2019 was driven primarily by a $6 million impairment of intangible assets related NSM’s U.K. vertical. Results for the second quarter of 2020 include the results of Kingsbridge, which was acquired on April 7, 2020. NSM’s general and administrative expenses were $49 million in the second quarter of 2020, compared to $33 million in the second quarter of 2019. The increase in NSM’s general and administrative expenses in the second quarter of 2020 compared to the second quarter of 2019 was driven primarily by the acquisition of Kingsbridge, the write-off of intangible assets related to the U.K. vertical, and increased technology costs and professional fees related to information systems projects. See Note 2 — “Significant Transactions”.

NSM’s business consists of over 16 active programs that are broadly categorized into six market verticals. Kingsbridge was added to the U.K. vertical in the second quarter of 2020. The following table presents the controlled premium and commission and other revenues by vertical for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020		2019
$ in Millions	Controlled Premium (1)	Commission and Other Revenues	Controlled Premium (1)	Commission and Other Revenues
Specialty Transportation	$84.6	$23.8	$81.7	$21.7
Real Estate	65.6	15.4	54.0	11.5
Social Services	29.2	7.3	24.9	6.5
Pet	32.0	13.2	20.7	9.5
United Kingdom	41.6	12.4	39.8	12.2
Other	27.4	4.0	29.8	4.7
Total	$280.4	$76.1	$250.9	$66.1
(1) Controlled Premium are total premiums placed by NSM during the period.

Specialty Transportation: NSM’s specialty transportation controlled premium and commission and other revenues increased 4% and 10% in the second quarter of 2020, compared to the second quarter of 2019, driven primarily by rate increases and fee income growth in the collector car and tow truck markets.
Real Estate: NSM’s real estate controlled premium and commission and other revenues increased 21% and 34%, respectively, in the second quarter of 2020, compared to the second quarter of 2019, driven primarily by rate increases and strong retention rates in coverages for coastal condominium associations combined with rate increases and unit growth in NSM’s excess and surplus habitational program.
Social Services: NSM’s social services controlled premium and commission and other revenues increased 17% and 12%, respectively, in the second quarter of 2020, compared to the second quarter of 2019, driven primarily by rate increases and unit growth, slightly offset by a shift in product mix.
Pet: NSM’s pet controlled premium and commission and other revenues increased 55% and 39%, respectively, in the second quarter of 2020, compared to the second quarter of 2019. Organic growth in units drove the premium increase as the market benefited from strong demand during the quarter as pet adoption increased substantially. The increase in commission and other revenues was less than premium as lower rate affinity business grew faster than direct market business.
United Kingdom: NSM’s United Kingdom controlled premium and commission and other revenues increased 5% and 2%, respectively, in the second quarter of 2020, compared to the second quarter of 2019, driven primarily by the acquisition of Kingsbridge. Kingsbridge contributed $9 million of controlled premium and $4 million of commission and other revenues in the second quarter of 2020. Excluding Kingsbridge, United Kingdom controlled premium decreased 17% in the second quarter of 2020, compared to the second quarter of 2019, as the COVID-19 pandemic in the United Kingdom resulted in substantial disruption to the travel and new driver markets. Excluding Kingsbridge, commission and other revenues declined 28% due to the reduction in controlled premiums combined with changes in product mix, as the brokerage business, which has higher commission rates than the MGA business, declined more than the MGA business.
Other: NSM’s other controlled premium and commission and other revenues decreased 8% and 15%, respectively, in the second quarter of 2020, compared to the second quarter of 2019, driven primarily by declines in the workers compensation and staffing markets resulting from the COVID-19 pandemic.

COVID-19 Update
The COVID-19 pandemic dampened but did not materially impact NSM’s results in the second quarter of 2020. Certain programs have been negatively impacted (e.g., lower volumes in the non-standard auto and outdoor leisure businesses in the United Kingdom) while others have been positively impacted (e.g., higher volumes in pet). Results at NSM could still soften in the coming quarters, but White Mountains does not currently anticipate dramatic impacts over the fullness of time. Many insurers, particularly auto insurers, have announced insurance premium refunds and payment grace periods for their customers. In addition, regulators in certain states have ordered insurers to issue partial premium refunds for insurance lines where the risk of loss has fallen substantially as a result of the COVID-19 pandemic, including private passenger automobile, commercial automobile, workers' compensation, commercial multi-peril, and commercial liability. Other state insurance departments could issue similar orders. To the extent NSM’s insurance partners issue such refunds or grace periods, it could affect NSM’s commissions and/or cashflow.

NSM Results—Six Months Ended June 30, 2020 versus Six Months Ended June 30, 2019
NSM reported pre-tax loss of $5 million, adjusted EBITDA of $29 million and commission and other revenues of $141 million in the first six months of 2020, compared to pre-tax loss of $1 million, adjusted EBITDA of $26 million and commission and other revenues of $115 million in the first six months of 2019. The decrease in NSM’s pre-tax results in the first six months of 2020 compared to the first six months of 2019 was driven primarily by a $6 million impairment of intangible assets related NSM’s U.K. vertical. Results for the first six months of 2020 include the results of Kingsbridge, which was acquired on April 7, 2020 and Embrace, which was acquired on April 1, 2019. NSM’s general and administrative expenses were $88 million in the first six months of 2020, compared to $58 million in the first six months of 2019. The increase in NSM’s general and administrative expenses in the first six months of 2020 compared to the first six months of 2019 was driven primarily by the acquisitions of Kingsbridge and Embrace, the write-off of intangible assets related to the U.K. vertical, and increased technology costs and professional fees related to information systems projects.
The following table presents the controlled premium and commission and other revenues by vertical for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020		2019
$ in Millions	Controlled Premium (1)	Commission and Other Revenues	Controlled Premium (1)	Commission and Other Revenues
Specialty Transportation	$158.8	$44.2	$147.6	$39.6
Real Estate	114.1	26.7	92.8	20.5
Social Services	53.7	13.6	47.8	12.3
Pet	61.3	25.1	20.7	9.5
United Kingdom	80.4	22.4	81.6	24.3
Other	63.3	9.1	57.0	9.2
Total	$531.6	$141.1	$447.5	$115.4
(1) Controlled Premium are total premiums placed by NSM during the period.

Specialty Transportation: NSM’s specialty transportation controlled premium and commission and other revenues increased 8% and 12%, respectively, in the first six months of 2020, compared to the first six months of 2019, driven primarily by rate increases, fee income growth and unit growth in the collector car and tow truck markets.
Real Estate: NSM’s real estate controlled premium and commission and other revenues increased 23% and 30%, respectively, in the first six months of 2020, compared to the first six months of 2019, driven primarily by rate increases and strong retention rates in coverages for coastal condominium associations combined with rate increases and unit growth in NSM’s excess and surplus habitational program.
Social Services: NSM’s social services controlled premium and commission and other revenues increased 12% and 11%, respectively, in the first six months of 2020, compared to the first six months of 2019, driven primarily by rate increases and unit growth slightly offset by a shift in product mix.
Pet: NSM’s pet controlled premium and commission and other revenues increased 196% and 164%, respectively, in the first six months of 2020, compared to the first six months of 2019 as the pet program was added during the second quarter of 2019 with the acquisition of Embrace.
United Kingdom: NSM’s United Kingdom controlled premium and commission and other revenues decreased 1% and 8%, respectively, in the first six months of 2020, compared to the first six months of 2019. Kingsbridge contributed $9 million of controlled premium and $4 million of commission and other revenues in the second quarter of 2020. Excluding Kingsbridge, United Kingdom controlled premium decreased 12% in the first six months of 2020, compared to the first six months of 2019, as the COVID-19 pandemic in the United Kingdom, particularly in the second quarter, resulted in substantial disruption in the travel and new driver markets. Excluding Kingsbridge, commission and other revenues declined 23% due to the reduction in controlled premiums combined with changes in product mix, as the decline in brokerage programs business, which have higher commission rates than the MGA business, declined more than the MGA business.
Other: NSM’s other controlled premium increased 11% in the first six months of 2020, compared to the first six months of 2019, driven primarily by increases in architects and engineers and retail units. The growth in controlled premium was offset by unfavorable product mix and declines in the workers compensation and staffing markets resulting from the COVID-19 pandemic resulting in flat commission and other revenues in the first six months of 2020 compared to the first six months of 2019.

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
In the first quarter of 2020, Kudu deployed $21 million in Creation Investments Capital Management (“Creation”), a private equity firm specializing in impact investing. In the second quarter of 2020, Kudu deployed $37 million in Sequoia Financial Group, LLC (“Sequoia”), a registered investment advisor with $4.7 billion in client assets. As of June 30, 2020, Kudu has deployed a total of $324 million in 11 asset management firms, with an average cash yield to Kudu at inception of 10.2%. The firms have combined assets under management of approximately $38 billion, spanning a range of asset classes, including real estate, real assets, wealth management, hedge funds, private equity and alternative credit strategies.
The following table presents the components of GAAP net income, EBITDA and adjusted EBITDA included in White Mountains’s Kudu segment for the three months ended June 30, 2020 and 2019 and the six months ended June 30, 2020:

Millions	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019 (1)	Six Months Ended June 30, 2020
Net investment income	$5.6	$4.0	$12.9
Net unrealized investment gains (losses)	16.5	.4	(8.3)
Other revenues	—	—	.1
Total revenues	22.1	4.4	4.7
General and administrative expenses	2.8	2.2	5.3
Amortization of other intangible assets	.1	—	.2
Interest expense	1.5	—	2.9
Total expenses	4.4	2.2	8.4
GAAP pre-tax income (loss)	17.7	2.2	(3.7)
Income tax expense (benefit)	4.8	.6	(.6)
GAAP net income (loss)	12.9	1.6	(3.1)
Add back:
Interest expense	1.5	—	2.9
Income tax expense (benefit)	4.8	.6	(.6)
Amortization of other intangible assets	.1	—	.2
EBITDA (2)	19.3	2.2	(.6)
Add back:
Net unrealized investment (gains) losses	(16.5)	(.4)	8.3
Non-cash equity-based compensation expense	—	.4	—
Acquisition-related transaction expenses	.9	.3	1.5
Adjusted EBITDA (2)	$3.7	$2.5	$9.2
(1) Kudu's results are from April 4, 2019, the date White Mountains began consolidating Kudu, to June 30, 2019.
(2) See “NON-GAAP FINANCIAL MEASURES” on page 75.

Kudu reported pre-tax income of $18 million and adjusted EBITDA of $4 million in the second quarter of 2020, compared to pre-tax income of $2 million and adjusted EBITDA of $3 million in the second quarter of 2019. Pre-tax income in the second quarter of 2020 included a $17 million unrealized gain on Kudu’s Participation Contracts, reflecting the impact of the market rebound in the second quarter of 2020 on Kudu’s underlying asset management businesses.
Kudu reported pre-tax loss of $4 million and adjusted EBITDA of $9 million in the first six months of 2020. Pre-tax loss included an $8 million unrealized loss on Kudu’s Participation Contracts, reflecting the impact of the market dislocation from the COVID-19 pandemic in the first quarter of 2020 on Kudu’s underlying asset management businesses.

COVID-19 Update
During the first quarter of 2020, on a same store basis, Kudu estimated that it experienced a decline in AUM of 7% and a decline in modeled annualized revenue of 12%.  The decline in Kudu’s modeled annualized revenue was primarily a result of the decline in AUM as well as reductions in fees at certain underlying asset management businesses.  This, combined with lower forward assumptions on growth in these and other metrics, were the primary drivers of the unrealized losses on Kudu’s Participation Contracts during the first quarter of 2020.  During the second quarter of 2020, on a same store basis, Kudu estimated that it experienced an increase in AUM of 3% and an increase in modeled annualized revenue of 1%.  The increase in Kudu’s modeled annualized revenue was primarily a result of the increase in AUM.  This, combined with higher forward assumptions on growth in these and other metrics, were the primary drivers of the unrealized gains on Kudu’s Participation contracts during the second quarter of 2020.
Over time, Kudu’s revenues will fluctuate with increases and decreases in AUM and fee levels at Kudu’s underlying asset management business.  Kudu’s conscious portfolio diversification, in particular its emphasis on private capital and its de-emphasis on long-only, should continue to provide some downside protection to financial market declines.

MediaAlpha

As a result of the MediaAlpha Transaction, White Mountains’s reduced its ownership interest of the basic units outstanding of MediaAlpha from 61.0% to 48.3% (58.9% to 42.0% on a fully diluted, fully converted basis). White Mountains’s remaining ownership interest in MediaAlpha no longer meets the criteria for a controlling ownership interest and, accordingly, White Mountains deconsolidated MediaAlpha as of February 26, 2019. Subsequent to the MediaAlpha Transaction, White Mountains accounts for its investment in MediaAlpha at fair value within other long-term investments. See Summary of Investment Results on page 65.
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

MediaAlpha reported GAAP pre-tax loss of $6 million and revenues of $49 million from January 1, 2019 to February 26, 2019, the date of the MediaAlpha Transaction. During the period from January 1, 2019 to February 26, 2019, revenues were primarily driven by the property & casualty, health and life insurance verticals, which had revenues of $26 million and $17 million. During the period from January 1, 2019 to February 26, 2019, MediaAlpha recognized $7 million of costs related to the transaction with Insignia Group in general and administrative expenses.

Other Operations

The following table presents a summary of White Mountains’s financial results from its Other Operations segment for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2020	2019	2020	2019
Net investment income	$9.1	$11.6	$19.2	$22.3
Net realized and unrealized investment gains (losses)	122.0	23.3	(16.0)	142.4
Realized gain and unrealized investment gain from the MediaAlpha Transaction	—	—	—	182.2
Advertising and commission revenues	1.9	1.3	4.0	2.6
Other revenues	2.3	.7	3.8	1.0
Total revenues	135.3	36.9	11.0	350.5
Cost of sales	2.2	1.6	4.2	2.7
General and administrative expenses	25.3	30.1	42.8	59.5
Amortization of other intangible assets	.2	.1	.4	.1
Interest expense	.2	—	.5	—
Total expenses	27.9	31.8	47.9	62.3
Pre-tax income (loss)	$107.4	$5.1	$(36.9)	$288.2

Other Operations Results—Three Months Ended June 30, 2020 versus Three Months Ended June 30, 2019
White Mountains’s Other Operations segment reported pre-tax income of $107 million in the second quarter of 2020, compared to $5 million in the second quarter of 2019. White Mountains’s Other Operations segment reported net realized and unrealized investment gains of $122 million in the second quarter of 2020, compared to $23 million in the second quarter of 2019. White Mountains’s Other Operations segment reported net investment income of $9 million in the second quarter of 2020, compared to $12 million in the second quarter of 2019. See Summary of Investment Results on page 65. The Other Operations segment reported general and administrative expenses of $25 million in the second quarter of 2020, compared to $30 million in the second quarter of 2019. The decrease in general and administrative expenses was driven primarily by lower incentive compensation costs.

COVID-19 Update
White Mountains’s Other Operations segment includes its interests in MediaAlpha, PassportCard/DavidShield and Elementum. See Summary of Investment Results on page 65
During the second quarter and first six months of 2020, MediaAlpha’s results were not significantly impacted by the COVID-19 pandemic, as a continued increase in profitability was driven primarily by higher volumes in its insurance verticals, partially offset by a significant decline in volume in its much smaller travel vertical. MediaAlpha’s business has some correlation with the broader macroeconomic cycle, primarily to advertising spend levels in its core verticals. Results at MediaAlpha could soften in the coming quarters, but White Mountains does not currently anticipate dramatic impacts over the fullness of time.
Premiums and commission revenues from travel insurance placed by PassportCard declined dramatically in the second quarter and first six months of 2020 due to the COVID-19 pandemic. This decline was modestly offset by increased revenues from international private medical insurance placed by DavidShield. PassportCard/DavidShield expects these trends to continue until global travel resumes. On May 7, 2020, White Mountains made an additional $15 million investment in PassportCard/DavidShield to support operations and to continue global expansion through the ongoing COVID-19 pandemic.
During the second quarter and first six months of 2020, Elementum's business was not significantly impacted by the COVID-19 pandemic and is expected to have low correlation with the broader macroeconomic cycle and financial markets. In the near term, Elementum’s AUM and revenues may increase or decrease as institutional investors rebalance portfolios or seek liquidity as they assess the ILS and investment markets more broadly.

Other Operations Results—Six Months Ended June 30, 2020 versus Six Months Ended June 30, 2019
White Mountains’s Other Operations segment reported pre-tax loss of $37 million in the first six months of 2020, compared to pre-tax income of $288 million in the first six months of 2019. White Mountains’s Other Operations segment reported net realized and unrealized investment losses of $16 million in the first six months of 2020, compared to net realized and unrealized investment gains of $142 million in the first six months of 2019. White Mountains’s Other Operations segment results for the first six months of 2019 also included a $182 million realized gain and unrealized investment gain from the MediaAlpha Transaction, which consisted of $67 million of realized gain and $115 million of unrealized investment gain. White Mountains’s Other Operations segment reported net investment income of $19 million in the first six months of 2020, compared to $22 million in the first six months of 2019. See Summary of Investment Results on page 65. General and administrative expenses were $43 million in the first six months of 2020, compared to $60 million in the first six months of 2019. The decrease in general and administrative expenses was driven primarily by lower incentive compensation costs.

II. Summary of Investment Results

White Mountains’s total investment results include results from all segments. For purposes of discussing rates of return, all percentages are presented gross of management fees and trading expenses in order to produce a better comparison to benchmark returns.
The following table presents the pre-tax investment return for White Mountains’s consolidated portfolio for the three and six months ended June 30, 2020 and 2019:

Gross Investment Returns and Benchmark Returns

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Common equity securities	19.2%	3.7%	(5.8)%	17.3%
Other long-term investments	4.0%	0.0%	3.1%	32.5%
Other long-term investments - excluding MediaAlpha Transaction	4.0%	0.0%	3.1%	0.2%
Total common equity securities and other long-term investments	10.1%	2.0%	(0.5)%	21.4%
Total common equity securities and other long-term investments - excluding MediaAlpha Transaction	10.1%	2.0%	(0.5)%	11.5%
S&P 500 Index (total return)	20.5%	4.3%	(3.1)%	18.5%

Fixed income investments	2.8%	2.0%	3.6%	4.3%
Bloomberg Barclays U.S. Intermediate Aggregate Index	2.1%	2.4%	4.7%	4.7%

Total consolidated portfolio	6.5%	2.0%	1.7%	12.4%
Total consolidated portfolio - excluding MediaAlpha Transaction	6.5%	2.0%	1.7%	7.9%

Investment Returns—Three and Six Months Ended June 30, 2020 versus Three and Six Months Ended June 30, 2019
White Mountains’s pre-tax total return on invested assets was 6.5% in the second quarter of 2020, compared to 2.0% in the second quarter of 2019. White Mountains’s pre-tax total return on invested assets was 1.7% in the first six months of 2020, compared to 12.4% in the first six months of 2019, which included a $115 million pre-tax unrealized investment gain from the MediaAlpha Transaction. Excluding the MediaAlpha Transaction, White Mountains’s pre-tax total return on invested assets was 7.9% in the first six months of 2019.
Returns in the second quarter of 2020 were driven primarily by the rebound in equity markets following the decline experienced in the first quarter of 2020 in reaction to the COVID-19 pandemic. Returns in the first six months of 2020 were driven primarily by the decline in interest rates and positive other long-term investments results, partially offset by the overall decline in equity markets during the period. Returns in the second quarter and first six months of 2019 were driven primarily by strong equity markets and the decline in interest rates during the respective periods

Common Equity Securities and Other Long-Term Investments Results
White Mountains’s portfolio of common equity securities and other long-term investments was $1.5 billion as of both June 30, 2020 and December 31, 2019. See Note 3 - “Investment Securities”. White Mountains’s portfolio of common equity securities and other long-term investments represented approximately 53% and 52% of total invested assets as of June 30, 2020 and December 31, 2019.
White Mountains’s portfolio of common equity securities and other long-term investments returned 10.1% in the second quarter of 2020 compared to 2.0% in the second quarter of 2019. White Mountains’s portfolio of common equity securities and other long-term investments returned -0.5% in the first six months of 2020 compared to 21.4% in the first six months of 2019, which included $115 million pre-tax unrealized investment gain from the MediaAlpha Transaction. Excluding the MediaAlpha Transaction, White Mountains’s portfolio of common equity securities and other long-term investments returned 11.5% in the first six months of 2019.
White Mountains’s portfolio of common equity securities primarily consists of passive ETFs and publicly-traded common equity securities that are actively managed by third-party registered investment advisers. White Mountains’s portfolio of common equity securities was $567 million and $684 million as of June 30, 2020 and December 31, 2019. White Mountains’s portfolio of common equity securities returned 19.2% in the second quarter of 2020, compared to 3.7% in the second quarter of 2019, underperforming the S&P 500 Index returns of 20.5% and 4.3% for the comparable periods. White Mountains’s portfolio of common equity securities returned -5.8% in the first six months of 2020, compared to 17.3% in the first six months of 2019, underperforming the S&P 500 Index returns of -3.1% and 18.5% for the comparable periods. The results were driven primarily by relative underperformance in White Mountains’s international common equity portfolios in each period.
White Mountains’s portfolio of ETFs seeks to provide investment results that generally correspond to the performance of the S&P 500 Index. White Mountains’s portfolio of ETFs was $442 million and $536 million as of June 30, 2020 and December 31, 2019. White Mountains’s portfolio of ETFs essentially earned the effective index return, before expenses, over the period in which White Mountains was invested in these funds.
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
White Mountains’s actively managed common equity portfolio was $125 million and $147 million as of June 30, 2020 and December 31, 2019. White Mountains’s actively managed common equity portfolio returned 15.6% in the second quarter of 2020 compared to 2.0% in the second quarter of 2019, underperforming the S&P 500 Index returns of 20.5% and 4.3% for the comparable periods. White Mountains’s actively managed common equity portfolio returned -15.0% in the first six months of 2020 compared to 13.2% in the first six months of 2019, underperforming the S&P 500 Index returns of -3.1% and 18.5% for the comparable periods. The results were driven primarily by relative underperformance in the international common equity portfolios managed by Highclere and Silchester in each period.
White Mountains maintains a portfolio of other long-term investments that consists primarily of unconsolidated entities, including Kudu’s Participation Contracts, private equity funds, hedge funds, ILS funds and private debt instruments. White Mountains’s portfolio of other long-term investments was $898 million and $856 million as of June 30, 2020 and December 31, 2019.
White Mountains’s other long-term investments portfolio returned 4.0% in the second quarter of 2020 compared to a flat return in the second quarter of 2019. White Mountains’s other long-term investments portfolio returned 3.1% in the first six months of 2020 compared to 32.5% in the first six months of 2019, which included $115 million pre-tax unrealized investment gain from the MediaAlpha Transaction. Excluding the MediaAlpha Transaction, White Mountains’s other long-term investments portfolio returned 0.2% in the first six months of 2019.
Returns in the second quarter of 2020 included a $17 million increase in the fair value of Kudu’s Participation Contracts, primarily reflecting the impact of the market rebound in the second quarter of 2020 on Kudu’s underlying asset management businesses, and a $15 million increase in the fair market value of White Mountains’s investment in MediaAlpha, resulting from continued increases in profitability metrics driven primarily by higher volumes in its insurance verticals. Returns for the first six months of 2020 included a $45 million increase in the fair market value of White Mountains’s investment in MediaAlpha resulting from continued increases in profitability metrics driven primarily by higher volumes in its insurance verticals partially offset by a $10 million decrease in White Mountains’s investment in PassportCard/DavidShield, where the global slowdown in travel activity in reaction to the COVID-19 pandemic caused a significant decline in premiums and revenues, and a $8 million decrease in the fair values of Kudu’s Participation Contracts, reflecting the impact of the market dislocation from the COVID-19 pandemic in the first quarter of 2020 on Kudu’s underlying asset management businesses. Returns in the second quarter and first six months of 2020 were also driven by net investment income from significant unconsolidated entities, including Kudu’s Participation Contracts.

Returns in the second quarter and first six months of 2019 were driven primarily by gains from private equity funds and net investment income from significant unconsolidated entities, including Kudu’s Participation Contracts, offset by a $15 million write-down to White Mountains’s investment in Compare.com.
In the second quarter of 2019, White Mountains made an investment in three multi-investor ILS funds managed by Elementum, a third-party registered investment adviser specializing in natural catastrophe ILS. Elementum manages separate accounts and pooled investment vehicles across various ILS sectors, including catastrophe bonds, collateralized reinsurance investments and industry loss warranties, on behalf of third-party clients. In the first quarter of 2020, White Mountains made an investment in a fourth ILS fund managed by Elementum. As of June 30, 2020, White Mountains had approximately $52 million invested in these four ILS funds.

Fixed Income Results
White Mountains’s fixed income portfolio, including short-term investments, was $1.3 billion and $1.4 billion as of June 30, 2020 and December 31, 2019. The duration of White Mountains’s fixed income portfolio, including short-term investments, was 3.1 years and 2.8 years as of June 30, 2020 and December 31, 2019. White Mountains’s fixed income portfolio includes fixed maturity investments and short-term investments in the Collateral Trusts of $395 million and $320 million as of June 30, 2020 and December 31, 2019.
White Mountains’s fixed income portfolio returned 2.8% in the second quarter of 2020, compared to 2.0% in the second quarter of 2019, outperforming and underperforming the Bloomberg Barclays U.S. Intermediate Aggregate Index returns of 2.1% and 2.4% for the comparable periods. White Mountains’s fixed income portfolio returned 3.6% in the first six months of 2020, compared to 4.3% in the first six months of 2019, underperforming the Bloomberg Barclays U.S. Intermediate Aggregate Index returns of 4.7% for both periods. The results in the second quarter of 2020 were driven primarily by the impact of White Mountains’s overweight positioning to investment grade corporate bonds as credit spreads tightened significantly during the quarter. The results in the first six months of 2020 were driven primarily by the short duration positioning of White Mountains’s fixed income portfolio as interest rates declined significantly during the period.
The results in the second quarter and first six months of 2019 were driven primarily by the short duration positioning of White Mountains’s fixed income portfolio as interest rates declined during both periods.

Foreign Currency Exposure

As of June 30, 2020, White Mountains had foreign currency exposure on $247 million of net assets primarily related to common equity securities managed by Silchester and Highclere, NSM’s U.K. operations and certain foreign consolidated and unconsolidated entities.
From time to time, White Mountains may enter into foreign currency forward contracts in order to mitigate its foreign currency exposure on certain invested assets. As of June 30, 2020, White Mountains does not have any open foreign currency forward contracts.
The following table presents the fair value of White Mountains’s foreign denominated net assets as of June 30, 2020:

Currency $ in Millions	Fair Value	% of Common Shareholders’ Equity
GBP	$140.1	4.4%
EUR	37.0	1.2
JPY	32.8	1.0
All other	36.7	1.2
Total	$246.6	7.8%

Income Taxes

The Company and its Bermuda domiciled subsidiaries are not subject to Bermuda income tax under current Bermuda law. In the event there is a change in the current law and taxes are imposed, the Company and its Bermuda domiciled subsidiaries would be exempt from such tax until March 31, 2035 pursuant to the Bermuda Exempted Undertakings Tax Protection Act of 1966. The Company has subsidiaries and branches that operate in various other jurisdictions around the world that are subject to tax in the jurisdictions in which they operate.  The jurisdictions in which the Company’s subsidiaries and branches are subject to tax are Barbados, Ireland, Israel, Luxembourg, the United Kingdom and the United States. On April 2, 2020, the European Court of Justice issued a ruling applicable to an unrelated taxpayer that concerns the scope of countries subject to exemption on withholding tax on dividends.  The Company has reviewed the details of the case and its applicability to White Mountains and has concluded that it does not have a material impact on White Mountains’s accrual for uncertain tax positions as of June 30, 2020 with respect to withholding taxes on certain prior year intercompany dividends made in Europe.
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
White Mountains’s income tax (expense) benefit related to pre-tax income (loss) from continuing operations for the three and six months ended June 30, 2020 represented an effective tax rate of 18% and 4%. The effective tax rate for the three and six months ended June 30, 2020 was different from the U.S. statutory rate of 21%, due to income generated in jurisdictions with lower tax rates than the United States and state income taxes. See Note 6 — “Income Taxes”.
White Mountains’s income tax benefit (expense) related to pre-tax income (loss) from continuing operations in the three and six months ended June 30, 2019 represented an effective tax rate of (1)% and 3%. The effective tax rate in the three and six months ended June 30, 2019 was different from the current U.S. statutory rate of 21.0%, due to income generated in jurisdictions with lower tax rates than the United States and state income taxes and a tax benefit recorded at BAM. Also, the effective tax rate for the six months ended June 30, 2019 was different from the current U.S. statutory rate of 21.0%, due to the release of a full valuation allowance on the net deferred tax assets of the U.S. consolidated group Guilford Holdings, Inc. and subsidiaries (“Guilford”). Guilford includes Kudu, its investment in MediaAlpha, various service companies and certain other entities and investments that are included in the Other Operations segment. For BAM, MSC and the related taxes thereon, were recorded directly to non-controlling interest equity, while the valuation allowance on such taxes was recorded through the income statement. In the three and six months ended June 30, 2019, BAM recorded a tax benefit of $2 million and $3 million associated with the valuation allowance on taxes related to MSC that is included in the effective tax rate. See Note 6 — “Income Taxes”.

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

Dividend Capacity

The following is a description of the dividend capacity of White Mountains’s reinsurance and other operating subsidiaries:

HG Global/BAM
As of June 30, 2020, HG Global had $619 million face value of preferred shares outstanding, of which White Mountains owned 96.9%. Holders of the HG Global preferred shares receive cumulative dividends at a fixed annual rate of 6.0% on a quarterly basis, when and if declared by HG Global. During the six months ended June 30, 2020, HG Global declared and paid a $23 million preferred dividend, of which White Mountains received $22 million. As of June 30, 2020, HG Global has accrued $348 million of dividends payable to holders of its preferred shares, $336 million of which is payable to White Mountains and is eliminated in consolidation. As of June 30, 2020, HG Global and its subsidiaries had $1 million of cash and investments outside of HG Re.
HG Re is a Special Purpose Insurer subject to regulation and supervision by the BMA, but it does not require regulatory approval to pay dividends. However, HG Re’s dividend capacity is limited to amounts held outside of the Collateral Trusts pursuant to the FLRT with BAM. As of June 30, 2020, HG Re had $755 million of statutory capital and surplus and $812 million of assets held in the Collateral Trusts pursuant to the FLRT with BAM.
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
As of June 30, 2020, HG Re had $5 million of cash and investments and $111 million of accrued interest on the BAM Surplus Notes held outside the Collateral Trusts.
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

NSM
During the six months ended June 30, 2020, NSM did not make any distributions to its unitholders. As of June 30, 2020, NSM had $44 million of net unrestricted cash and short-term investments.

Kudu
During the six months ended June 30, 2020, Kudu did not make any distributions to its unitholders. As of June 30, 2020, Kudu had $6 million of net unrestricted cash and short-term investments.

Other Operations
During the six months ended June 30, 2020, White Mountains paid a $3 million common share dividend. As of June 30, 2020, the Company and its intermediate holding companies had $466 million of net unrestricted cash, short-term investments and fixed maturity investments, $567 million of common equity securities and $158 million of private equity funds and ILS funds.

Financing

The following table presents White Mountains’s capital structure as of June 30, 2020 and December 31, 2019:

$ in Millions	June 30, 2020	December 31, 2019
NSM Bank Facility, net of unamortized issuance costs	$267.0	$217.4
Other NSM debt, net of unamortized issuance costs	1.4	1.8
Kudu Bank Facility, net of unamortized issuance costs	70.8	53.6
Other Operations debt, net of unamortized issuance costs	10.6	10.7
Total debt	349.8	283.5
Non-controlling interests—excluding BAM	31.9	29.9
Total White Mountains’s common shareholders’ equity	3,166.0	3,261.5
Total capital	3,547.7	3,574.9
Time-value discount on expected future payments on the BAM Surplus Notes (1)	(146.7)	(151.6)
HG Global’s unearned premium reserve (1)	173.8	156.7
HG Global’s net deferred acquisition costs (1)	(47.0)	(41.5)
Total adjusted capital	$3,527.8	$3,538.5

Total debt to total adjusted capital	9.9%	8.0%
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
On April 7, 2020, NSM amended its secured credit facility (the “NSM Bank Facility”) with Ares Capital Corporation in connection with the acquisition of Kingsbridge. Under the amendment, the total commitment increased from $234 million, comprised of term loans totaling $224 million and a revolving credit loan commitment of $10 million, to $291 million, comprised of term loans totaling $276 million, including £43 million (approximately $53 million based upon the foreign exchange spot rate as of June 30, 2020) in a GBP term loan facility, and a revolving credit loan commitment of $15 million. The term loans under the NSM Bank Facility mature on May 11, 2026, and the revolving loan under the NSM Bank Facility matures on November 11, 2025.
Interest on the NSM Bank Facility accrues at a floating interest rate equal to the three-month LIBOR plus an applicable margin. In connection with the amendment, the reference rates for U.S. Dollar denominated borrowings increased. The USD-LIBOR rate floor increased from 1.0% to 1.25% and the margin over USD-LIBOR increased from a range of 4.25% to 4.75% to a range of 5.50% to 6.00%. For GBP denominated borrowings, the GBP-LIBOR rate floor is 1.25% and the margin over GBP-LIBOR ranges from 6.0% to 6.5%. The margins over the reference interest rates vary within the range depending on the consolidated total leverage ratio of NSM. As of June 30, 2020 and December 31, 2019 the weighted average interest rate on the NSM Bank Facility was 7.21% and 6.60%.

The following table presents the change in debt under the NSM Bank Facility for the three and six months ended June 30, 2020 and 2019:

NSM Bank Facility	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2020	2019	2020	2019
Beginning balance	$220.7	$186.4	$221.3	$180.4
Term loans
Borrowings (1)	52.4	42.9	52.4	42.9
Repayments	—	(.5)	(.6)	(1.0)
Foreign currency translation	.3	—	.3	—
Revolving credit loan
Borrowings	—	—	—	6.5
Repayments	—	(6.5)	—	(6.5)
Ending balance	$273.4	$222.3	$273.4	$222.3
(1) Borrowings for both the three and six months ended June 30, 2020 included $52 for the funding of the acquisition of Kingsbridge. Borrowings for both the three and six months ended June 30, 2019, included $20 and $23 for the funding of the acquisitions of Embrace and the Renewal Rights.

As of June 30, 2020, the term loans had an outstanding balance of $273 million, including £43 million (approximately $52 million based upon the foreign exchange spot rate as of June 30, 2020) in a GBP term loan, and the revolving credit loan was undrawn.
On June 15, 2018, NSM entered into an interest rate swap agreement to hedge its exposure to interest rate risk on $151 million of its USD denominated variable rate term loans. Under the terms of the swap agreement, NSM pays a fixed rate of 2.97% and receives a variable rate, which is reset monthly, based on then-current USD-LIBOR. As of June 30, 2020, the variable rate received by NSM under the swap agreement was 0.17%. As of June 30, 2020, the interest rate, including the effect of the swap, for the outstanding term loans of $148 million that are hedged by the swap was 8.72%.
For the six months ended June 30, 2020, the weighted average effective interest rate on the outstanding term loans of $148 million that are hedged by the swap, excluding the effect of the swap, was 6.67%. The weighted average effective interest rate on the outstanding term loans of $125 million that are unhedged was 6.90%. The effective interest rate on the total outstanding term loans under the NSM Bank Facility of $273 million was 6.78%, excluding the effect of debt issuance costs.
On June 4, 2020, NSM entered into an interest rate cap agreement to limit its exposure to the risk of interest rate increases on the GBP denominated term loan. The notional amount of the interest rate cap is £43 million (approximately $52 million based upon the foreign exchange spot rate as of June 30, 2020) and the termination date is June 4, 2022. Under the terms of the interest rate cap agreement, if the current GBP-LIBOR at the measurement date exceeds 1.25%, NSM will receive payments from the counterparty equal to the then-current GBP-LIBOR rate, less the 1.25% cap rate.
The NSM Bank Facility is secured by all property of the loan parties and contains various affirmative, negative and financial covenants that White Mountains considers to be customary for such borrowings, including a maximum consolidated total leverage ratio covenant.
NSM also has a secured term loan related to its U.K. vertical. As of June 30, 2020, the secured term loan had an outstanding balance of $2 million and a maturity date of December 31, 2022.
On December 23, 2019, Kudu entered into a secured credit facility (the “Kudu Bank Facility”) with Monroe Capital Management Advisors, LLC to provide funding for distributions to unitholders and fund new investments and related transaction expenses. As of June 30, 2020, the Kudu Bank Facility has a maximum borrowing capacity of $124 million, which is comprised of a revolving credit loan commitment of $5 million, an initial term loan of $57 million and a delayed-draw term loan of $62 million. The term loans and revolving credit loans, under the Kudu Bank Facility, mature in 2025.
During the first six months of 2020, Kudu borrowed $17 million in term loans under and the Kudu Bank Facility. As of June 30, 2020, the term loans had an outstanding balance of $74 million and the revolving credit loan was undrawn.
Interest on the Kudu Bank Facility accrues at a floating interest rate equal to the greater of the one-month USD-LIBOR and 1.0% or the Prime Rate plus 1.0%, plus in each case, an applicable margin. The margin over USD-LIBOR may vary between 5.50% and 6.25% and the margin over the Base Rate may vary between 4.50% and 5.25%, depending on the consolidated total leverage ratio of the borrower.
The Kudu Bank Facility is secured by all property of the loan parties and contains various affirmative, negative and financial covenants that White Mountains considers to be customary for such borrowings, including a maximum consolidated total leverage ratio covenant.

As of June 30, 2020, debt in White Mountains’s Other Operations segment consisted of a secured credit facility that had a maximum borrowing capacity of $16 million, which is comprised of a term loan of $11 million, a delayed-draw term loan of $3 million and a revolving credit loan commitment of $2 million, all with a maturity date of March 12, 2024. As of June 30, 2020, the term loans had an outstanding balance of $11 million and the revolving credit loan was undrawn.

Covenant Compliance
As of June 30, 2020, White Mountains was in compliance with all of the covenants under all of its debt instruments.

NSM Bank Facility
The consolidated total leverage ratio in the NSM Bank Facility is determined by dividing NSM’s debt by its EBITDA, both as defined in the NSM Bank Facility.
Debt is defined to include indebtedness for borrowed money, due and payable earnouts on permitted acquisitions and various other adjustments specified in the NSM Bank Facility, less unrestricted cash and cash equivalents (“Bank Debt”). NSM’s Bank Debt was $231 million as of June 30, 2020.
EBITDA is defined to include adjusted EBITDA (see NON-GAAP FINANCIAL MEASURES on page 75) plus additional adjustments (i) to exclude certain expenses not already excluded from adjusted EBITDA as specified in NSM’s Bank Facility and (ii) to include/exclude historical earnings of acquired/disposed companies (“Bank EBITDA”). NSM’s Bank EBITDA was $60 million for the trailing twelve months ended June 30, 2020.
The maximum consolidated total leverage ratio covenant was 6.0x. NSM’s actual consolidated total leverage ratio as of June 30, 2020 was 3.8x.

Share Repurchases

White Mountains’s board of directors has authorized the Company to repurchase its common shares from time to time, subject to market conditions. The repurchase authorizations do not have a stated expiration date. As of June 30, 2020, White Mountains may repurchase an additional 542,517 shares under these board authorizations. In addition, from time to time White Mountains has also repurchased its common shares through tender offers that were separately approved by its board of directors.
In the second quarter of 2020, White Mountains repurchased and retired 34,684 of its common shares for $31 million at an average share price of $886.70, or 87% of White Mountains’s June 30, 2020 adjusted book value per share. In the second quarter of 2019, White Mountains did not repurchase any of its common shares.
During the six months ended June 30, 2020, White Mountains repurchased and retired 99,087 of its common shares for $85 million, at an average share price of $859, which was approximately 84% of White Mountains’s June 30, 2020 adjusted book value per share. Of the shares White Mountains repurchased in the first six months of 2020, 5,899 were to satisfy employee income tax withholding pursuant to employee benefit plans, which do not reduce the board authorization. During the six months ended June 30, 2019, White Mountains repurchased and retired 5,679 of its common shares for $5 million, at an average share price of $858, which was approximately 87% of White Mountains’s June 30, 2019 adjusted book value per share. All of the shares White Mountains repurchased in the first six months of 2019 were to satisfy employee income tax withholding pursuant to employee benefit plans.

Cash Flows

Detailed information concerning White Mountains’s cash flows during the six months ended June 30, 2020 and 2019 follows:

Cash flows from operations for the six months ended June 30, 2020 and June 30, 2019
Net cash (used for) provided from operations was $(39) million in the six months ended June 30, 2020, compared to $2 million in the six months ended June 30, 2019. The increase in cash used for operations was driven primarily by Kudu’s $21 million deployment in Creation and $36 million deployment in Sequoia, excluding transaction costs. White Mountains does not believe these trends will have a meaningful impact on its future liquidity or its ability to meet its future cash requirements.

Cash flows from investing and financing activities for the six months ended June 30, 2020

Financing and Other Capital Activities
During the six months ended June 30, 2020, the Company declared and paid a $3 million cash dividend to its common shareholders.
During the six months ended June 30, 2020, White Mountains repurchased and retired 99,087 of its common shares for $85 million, 5,899 of which were repurchased under employee benefit plans for statutory withholding tax payments.
During the six months ended June 30, 2020, BAM received $32 million in MSC.
During the six months ended June 30, 2020, BAM repaid $48 million of principal and paid $17 million of accrued interest on the BAM Surplus Notes.
During the six months ended June 30, 2020, HG Global declared and paid $23 million of preferred dividends. White Mountains received $22 million of these dividends.
During the six months ended June 30, 2020, NSM borrowed £43 million (approximately $52 million based upon the foreign exchange spot rate at the date of acquisition) for the Kingsbridge transaction in term loans under the NSM Bank Facility.
During the six months ended June 30, 2020, Kudu borrowed $17 million in term loans under the Kudu Bank Facility.

Acquisitions and Dispositions
On April 7, 2020, NSM acquired 100% of Kingsbridge for £107 million (approximately $132 million based upon the foreign exchange spot rate at the date of acquisition) in upfront cash. White Mountains contributed $80 million to NSM and NSM borrowed £43 million (approximately $52 million based upon the foreign exchange spot rate at the date of acquisition) to fund the transaction.
On May 7, 2020 White Mountains made an additional $15 million investment in PassportCard/DavidShield.

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

Acquisitions and Dispositions
On June 28, 2019, NSM acquired the Renewal Rights from AIG for $83 million. White Mountains contributed $59 million to NSM and NSM borrowed $23 million to fund the transaction.
On May 31, 2019, White Mountains acquired a 30% limited partnership interest in Elementum for $55 million. As part of the Elementum transaction, White Mountains also committed to invest $50 million in private equity funds managed by Elementum. As of June 30, 2019, White Mountains had invested $40 million in Elementum funds.
On April 4, 2019, White Mountains completed the Kudu Transaction for $81 million. In addition, White Mountains assumed all of Oaktree’s unfunded capital commitments to Kudu, increasing White Mountains’s total capital commitment to $250 million. During the six months ended June 30, 2019, prior to the date of the Kudu Transaction, Kudu deployed $82 million, of which $41 million was from White Mountains.
On April 1, 2019, NSM acquired 100% of Embrace for $72 million, net of cash acquired. White Mountains contributed $58 million to NSM and NSM borrowed $20 million to fund the transaction.
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
Under GAAP, White Mountains is required to carry the BAM surplus notes, including accrued interest, at nominal value with no consideration for time value of money. Based on a debt service model that forecasts operating results for BAM through maturity of the surplus notes, the present value of the BAM surplus notes, including accrued interest, was estimated to be $151 million, $154 million, $157 million and $140 million less than the nominal GAAP carrying values as of June 30, 2020, March 31, 2020, December 31, 2019 and June 30, 2019, respectively.
The value of HG Global’s unearned premium reserve, net of deferred acquisition costs, was $131 million, $121 million, $119 million and $113 million as of June 30, 2020, March 31, 2020, December 31, 2019 and June 30, 2019 respectively.
White Mountains believes these adjustments are useful to management and investors in analyzing the intrinsic value of HG Global, including the value of the surplus notes and the value of the in-force business at HG Re, HG Global’s reinsurance subsidiary.
The denominator used in the calculation of adjusted book value per share equals the number of common shares outstanding, adjusted to exclude unearned restricted common shares, the compensation cost of which, at the date of calculation, has yet to be amortized. Restricted common shares are earned on a straight-line basis over their vesting periods. The reconciliation of GAAP book value per share to adjusted book value per share is included on page 49.
Gross written premiums and MSC from new business is a non-GAAP financial measure, which is derived by adjusting gross written premiums and MSC collected (i) to include the present value of future installment MSC not yet collected and (ii) to exclude the impact of gross written premium adjustments related to policies closed in prior periods. White Mountains believes these adjustments are useful to management and investors in evaluating the volume and pricing of new business closed during the period. The reconciliation from GAAP gross written premiums to gross written premiums and MSC from new business is included on page 55.
NSM’s EBITDA and adjusted EBITDA are non-GAAP financial measures. EBITDA is a non-GAAP financial measure that excludes interest expense on debt, income tax expense (benefit), depreciation and amortization from GAAP net income (loss). Adjusted EBITDA is a non-GAAP financial measure that excludes certain other items in GAAP net income (loss) in addition to those excluded from EBITDA. The adjustments relate to (i) change in fair value of contingent consideration earnout liabilities, (ii) impairments of intangible assets, (iii) acquisition-related transaction expenses, (iv) fair value purchase accounting adjustment for deferred revenue, (v) investments made in the development of new business lines and (vi) restructuring expenses. A description of each follows:

•
Change in fair value of contingent consideration earnout liabilities - Earnout liabilities are amounts payable to the sellers of businesses purchased by NSM that are contingent on the earnings of such businesses in periods subsequent to their acquisition. Under GAAP, earnout liabilities are initially recorded at fair value as part of purchase accounting, with the periodic change in the fair value of these liabilities recorded as income or an expense.

•
Impairments of intangible assets - Represents expense related to NSM’s write-off of intangible assets. For the periods presented, the impairments related primarily to NSM’s write-off of intangible assets in its U.K. vertical. The impairments related to lower premium volumes, including due to the impact of the COVID-19 pandemic, and certain reorganization initiatives in the U.K. vertical.

•
Acquisition-related transaction expenses - Represents costs directly related to NSM’s transactions to acquire businesses, such as transaction-related compensation, banking, accounting and external lawyer fees, which are not capitalized and are expensed under GAAP.

•
Fair value purchase accounting adjustment for deferred revenue - Represents the amount of deferred revenue that had already been collected but subsequently written down in connection with establishing the fair value of deferred revenue as part of NSM’s purchase accounting for Embrace.

•
Investments made in the development of new business lines - Represents the net loss related to the start-up of newly established lines of business, which NSM views as investments. For the periods presented, this adjustment relates primarily to NSM’s investment expenditures, net of revenues generated, in the organic development of (i) its pet insurance line and (ii) its MGA in the United Kingdom. In 2019, NSM decided to cease investment in the organic development of its pet insurance line and, instead, to acquire Embrace.

•	Restructuring expenses - Represents expenses associated with eliminating redundant work force and facilities that often arise as a result of NSM’s post-acquisition integration strategies.

White Mountains believes that these non-GAAP financial measures are useful to management and investors in evaluating NSM’s performance. The reconciliation of NSM’s GAAP net income (loss) to EBITDA and adjusted EBITDA is included on page 59.
Kudu's EBITDA and adjusted EBITDA are non-GAAP financial measures. EBITDA is a non-GAAP financial measure that excludes interest expense on debt, income tax expense (benefit), depreciation and amortization of other intangible assets from GAAP net income (loss). Adjusted EBITDA is a non-GAAP financial measure that excludes certain other items in GAAP net income (loss) in addition to those excluded from EBITDA. The adjustments relate to (i) net unrealized investment (gains) losses on Kudu's Participation Contracts, (ii) non-cash equity-based compensation expense and (iii) acquisition-related transaction expenses. A description of each adjustment follows:

•	Net unrealized investment (gains) losses - Represents net unrealized investment gains and losses recorded on Kudu's Participation Contracts, which are recorded at fair value under GAAP.

•	Non-cash equity-based compensation expense - Represents non-cash expenses related to Kudu's management compensation that are settled with equity units in Kudu.

•
Acquisition-related transaction expenses - Represents costs directly related to Kudu's transactions to acquire Participation Contracts, such as external lawyer, banker, consulting and placement agent fees, which are not capitalized and are expensed under GAAP.

White Mountains believes that these non-GAAP financial measures are useful to management and investors in evaluating Kudu’s performance. The reconciliation of Kudu’s GAAP net income (loss) to EBITDA and adjusted EBITDA is included on page 62.
Total consolidated portfolio returns excluding the MediaAlpha Transaction, common equity securities and other long-term investment returns excluding the MediaAlpha Transaction and other long-term investments return excluding the MediaAlpha Transaction are non-GAAP financial measures that remove the $115 million pre-tax unrealized investment gain resulting from the MediaAlpha Transaction recognized in the first quarter of 2019. Subsequent to the MediaAlpha Transaction, White Mountains no longer consolidates MediaAlpha and accounts for its remaining investment in MediaAlpha at fair value. White Mountains believes these measures to be useful to management and investors by making the returns in the prior period comparable to the current period. A reconciliation from GAAP to the reported percentages is as follows:

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

CRITICAL ACCOUNTING ESTIMATES

Refer to the Company’s 2019 Annual Report on Form 10-K for a complete discussion regarding White Mountains’s critical accounting estimates. The following presents an update to Fair Value Measurements as of June 30, 2020.

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

Invested Assets

White Mountains uses outside pricing services and brokers to assist in determining fair values. The outside pricing services White Mountains uses have indicated that they will only provide prices where observable inputs are available. As of June 30, 2020, approximately 68% of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs.

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

Other Long-Term Investments
As of June 30, 2020, White Mountains owned a portfolio of other long-term investments valued at $898 million, including unconsolidated entities, Kudu’s Participation Contracts, private equity funds, ILS funds and private debt instruments. As of June 30, 2020, $740 million of White Mountains’s other long-term investments, including unconsolidated entities, Kudu’s Participation Contracts and private debt instruments were classified as Level 3 investments in the GAAP fair value hierarchy, were not actively traded in public markets and did not have readily observable market prices. The determination of the fair value of these securities involves significant management judgment, and the use of valuation models and assumptions that are inherently subjective and uncertain.  As of June 30, 2020, $158 million of White Mountains’s other long-term investments, including private equity funds and ILS funds, were valued at fair value using NAV as a practical expedient. Investments for which fair value is measured at NAV using the practical expedient are not classified within the fair value hierarchy.
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
As of June 30, 2020, White Mountains’s most significant other long-term investments that are valued using Level 3 measurements include Kudu’s Participation Contracts, MediaAlpha and PassportCard/DavidShield.

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
As of June 30, 2020, the combined fair value of Kudu’s Participation Contracts was $316 million. The inputs to each discounted cash flow analysis vary depending on the nature of each client. As of June 30, 2020, White Mountains concluded that pre-tax discount rates in the range of 18% to 23%, and terminal cash flow exit multiples in the range of 6 to 12 times were appropriate for the valuations of Kudu’s Participation Contracts.
With a discounted cash flow analysis, small changes to inputs in a valuation model may result in significant changes to fair value. The following table presents the estimated effect on the fair value of Kudu’s Participation Contracts as of June 30, 2020, resulting from increases and decreases to the discount rates and terminal cash flow exit multiples used in the discounted cash flow analysis:

$ in Millions	Discount Rate(1)
Terminal Exit Multiple	-2%	-1%	18% - 23%	+1%	+2%
+2	$376	$355	$337	$318	$301
+1	$364	$344	$326	$308	$293
6x - 12x	$352	$333	$316	$299	$284
-1	$339	$321	$305	$289	$275
-2	$327	$311	$296	$281	$268
(1) Since Kudu’s Participation Contracts are not subject to corporate taxes within Kudu
Investment Management, LLC, pre-tax discount rates are applied to pre-tax cash flows in determining fair values.

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
When making its fair value selection, which is within a range of reasonable values derived from the discounted cash flow model, White Mountains considers all available information, including any relevant market multiples and multiples implied by recent transactions, facts and circumstances specific to MediaAlpha’s and PassportCard/DavidShield’s businesses and industries, and any infrequent or unusual results for the period.

MediaAlpha. White Mountains concluded that a discount rate of 14% and a terminal revenue growth rate of 4% was appropriate for the valuation of its investment in MediaAlpha as of June 30, 2020. Utilizing these assumptions, White Mountains determined that the fair value of its investment in MediaAlpha was $225 million as of June 30, 2020.
With a discounted cash flow analysis, small changes to inputs in a valuation model may result in significant changes to fair value. The following table presents the estimated effect on the fair value of White Mountains’s investment in MediaAlpha as of June 30, 2020 resulting from changes in the discount rate and terminal revenue growth rate, two key inputs to the discounted cash flow analysis:

$ in Millions	Discount Rate
Terminal Revenue Growth Rate	12%	13%	14%	15%	16%
4.5%	$304	$263	$231	$205	$183
4.0%	$292	$255	$225	$200	$180
3.5%	$282	$247	$219	$196	$176

PassportCard/DavidShield. White Mountains concluded that a discount rate of 23% and a terminal revenue growth rate of 4% was appropriate for the valuation of its investment in PassportCard/DavidShield as of June 30, 2020. Utilizing these assumptions, White Mountains determined that the fair value of its investment in PassportCard/DavidShield was $95 million as of June 30, 2020, which included the additional $15 million investment in PassportCard/DavidShield made during the three months ended June 30, 2020.
With a discounted cash flow analysis, small changes to inputs in a valuation model may result in significant changes to fair value. The following table presents the estimated effect on the fair value of White Mountains’s investment in PassportCard/DavidShield as of June 30, 2020, resulting from changes in key inputs to the discounted cash flow analysis, including the discount rate and terminal revenue growth rate:

$ in Millions	Discount Rate
Terminal Revenue Growth Rate	21%	22%	23%	24%	25%
4.5%	$111	$103	$96	$90	$85
4.0%	$109	$101	$95	$89	$84
3.5%	$107	$100	$94	$88	$83

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

These statements are based on certain assumptions and analyses made by White Mountains in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors believed to be appropriate in the circumstances. However, whether actual results and developments will conform to its expectations and predictions is subject to risks and uncertainties that could cause actual results to differ materially from expectations, including:

•
the risks that are described from time to time in White Mountains’s filings with the Securities and Exchange Commission, including but not limited to White Mountains’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019;

•	the trends and uncertainties from COVID-19;

•	business opportunities (or lack thereof) that may be presented to it and pursued;

•	actions taken by ratings agencies from time to time, such as financial strength or credit ratings downgrades or placing ratings on negative watch;

•	the continued availability of capital and financing;

•	deterioration of general economic, market or business conditions, including due to outbreaks of contagious disease (including COVID-19) and corresponding mitigation efforts;

•	competitive forces, including the conduct of other insurers;

•	changes in domestic or foreign laws or regulations, or their interpretation, applicable to White Mountains, its competitors or its customers;

•	an economic downturn or other economic conditions adversely affecting its financial position; and

•	other factors, most of which are beyond White Mountains’s control.

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
There were no significant changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended June 30, 2020.

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes to any of the risk factors previously disclosed in the Registrant’s 2019 Annual Report on Form 10-K.

Item 2.	Issuer Purchases of Equity Securities.

Months	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (1)
April 1-April 30, 2020	29,967	$890.02	29,967	547,234
May 1-May 31, 2020	3,514	$881.31	3,514	543,720
June 1-June 30, 2020	1,203	$819.85	1,203	542,517
Total	34,684	$886.70	34,684	542,517
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

WHITE MOUNTAINS INSURANCE GROUP, LTD.
(Registrant)

Date:	August 7, 2020	By: /s/ J. Brian Palmer
J. Brian Palmer
Managing Director and Chief Accounting Officer