Form 10-Q
period 2020-09-30
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2020-11-06
CIK 776867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2020

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

As of November 5, 2020, 3,102,011 common shares with a par value of $1.00 per share were outstanding (which includes 43,105 restricted common shares that were not vested at such date).

WHITE MOUNTAINS INSURANCE GROUP, LTD.

Part I.FINANCIAL INFORMATION.

Item 1.	Financial Statements
WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
Millions, except share and per share amounts
Assets	Unaudited
Financial Guarantee (HG Global/BAM)
Fixed maturity investments, at fair value	$831.8	$799.3
Short-term investments, at fair value	56.1	46.3
Total investments	887.9	845.6
Cash	49.9	24.2
Insurance premiums receivable	7.2	6.7
Deferred acquisition costs	26.1	22.1
Accrued investment income	5.2	5.4
Accounts receivable on unsettled investment sales	—	3.9
Other assets	15.0	16.1
Total Financial Guarantee assets	991.3	924.0

Specialty Insurance Distribution (NSM)
Cash (restricted $82.9 and $56.3)	125.0	89.7
Premiums and commissions receivable	67.7	70.8
Goodwill and other intangible assets	730.3	623.0
Other assets	57.2	41.7
Total Specialty Insurance Distribution assets	980.2	825.2

Asset Management (Kudu)
Short-term investments, at fair value	.1	.1
Other long-term investments	325.5	266.5
Total investments	325.6	266.6
Cash	8.4	5.8
Accrued investment income	6.2	5.8
Goodwill and other intangible assets	9.3	9.6
Other assets	2.4	2.7
Total Asset Management assets	351.9	290.5

Other Operations
Fixed maturity investments, at fair value	389.7	406.5
Short-term investments, at fair value	515.6	154.8
Common equity securities, at fair value	140.7	683.9
Other long-term investments	845.7	589.8
Total investments	1,891.7	1,835.0
Cash	31.5	41.3
Accrued investment income	2.8	5.7
Accounts receivable on unsettled investment sales	54.7	5.1
Goodwill and other intangible assets	36.7	22.1
Other assets	41.9	31.3
Assets held for sale	.7	3.0
Total Other Operations assets	2,060.0	1,943.5
Total assets	$4,383.4	$3,983.2
See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	September 30, 2020	December 31, 2019
Millions, except share and per share amounts
Liabilities	Unaudited
Financial Guarantee (HG Global/BAM)
Unearned insurance premiums	$226.9	$198.4
Accrued incentive compensation	19.4	21.7
Accounts payable on unsettled investment purchases	6.4	—
Other liabilities	27.8	26.7
Total Financial Guarantee liabilities	280.5	246.8

Specialty Insurance Distribution (NSM)
Debt	270.2	219.2
Premiums payable	116.9	102.3
Contingent consideration earnout liabilities	11.8	20.6
Other liabilities	77.5	59.0
Total Specialty Insurance Distribution liabilities	476.4	401.1

Asset Management (Kudu)
Debt	71.0	53.6
Other liabilities	10.2	3.4
Total Asset Management liabilities	81.2	57.0

Other Operations
Debt	18.2	10.7
Accrued incentive compensation	41.9	55.1
Other liabilities	176.0	67.8
Total Other Operations liabilities	236.1	133.6
Total liabilities	1,074.2	838.5

Equity
White Mountains’s common shareholders’ equity
White Mountains’s common shares at $1 par value per share—authorized 50,000,000 shares; issued and outstanding 3,102,011 and 3,185,353 shares and paid-in surplus	592.1	596.3
Paid-in surplus
Retained earnings	2,822.1	2,672.4
Accumulated other comprehensive loss, after-tax:
Net unrealized foreign currency translation and interest rate swap losses	(6.5)	(7.2)
Total White Mountains’s common shareholders’ equity	3,407.7	3,261.5
Non-controlling interests	(98.5)	(116.8)
Total equity	3,309.2	3,144.7
Total liabilities and equity	$4,383.4	$3,983.2
See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2020	2019	2020	2019
Revenues:
Financial Guarantee (HG Global/BAM)
Earned insurance premiums	$6.2	$5.2	$17.2	$13.7
Net investment income	4.7	5.4	15.1	16.1
Net realized and unrealized investment gains	3.2	7.1	23.7	30.4
Other revenues	.4	.3	2.1	1.3
Total Financial Guarantee revenues	14.5	18.0	58.1	61.5

Specialty Insurance Distribution (NSM)
Commission revenues	58.2	49.4	174.2	147.6
Other revenues	12.5	10.5	37.6	27.7
Total Specialty Insurance Distribution revenues	70.7	59.9	211.8	175.3

Asset Management (Kudu)
Net investment income	6.4	4.6	19.3	8.6
Net realized and unrealized investment gains	9.8	2.7	1.5	3.1
Other revenues	.1	.2	.2	.2
Total Asset Management revenues	16.3	7.5	21.0	11.9

Marketing Technology (MediaAlpha)
Advertising and commission revenues	—	—	—	48.8
Total Marketing Technology revenues	—	—	—	48.8

Other Operations
Net investment income	60.1	8.4	79.3	30.7
Net realized and unrealized investment gains	293.6	57.2	277.6	199.6
Realized gain and unrealized investment gain from the MediaAlpha Transaction	—	—	—	182.2
Advertising and commission revenues	2.1	1.9	6.1	4.5
Other revenues	2.2	2.6	6.0	3.6
Total Other Operations revenues	358.0	70.1	369.0	420.6
Total revenues	$459.5	$155.5	$659.9	$718.1

CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2020	2019	2020	2019
Expenses:
Financial Guarantee (HG Global/BAM)
Insurance acquisition expenses	$1.6	$1.4	$5.4	$4.1
Other underwriting expenses	.1	.1	.3	.3
General and administrative expenses	13.9	12.5	41.1	39.1
Total Financial Guarantee expenses	15.6	14.0	46.8	43.5

Specialty Insurance Distribution (NSM)
General and administrative expenses	42.9	33.3	131.0	91.4
Broker commission expenses	17.1	15.3	56.4	48.9
Change in fair value of contingent consideration earnout liabilities	.7	(2.0)	(1.6)	5.6
Amortization of other intangible assets	5.1	4.4	16.2	13.5
Interest expense	6.1	4.4	16.1	12.2
Total Specialty Insurance Distribution expenses	71.9	55.4	218.1	171.6

Asset Management (Kudu)
General and administrative expenses	2.2	4.5	7.5	6.7
Amortization of other intangible assets	.1	.2	.3	.2
Interest expense	1.4	—	4.3	—
Total Asset Management expenses	3.7	4.7	12.1	6.9

Marketing Technology (MediaAlpha)
Cost of sales	—	—	—	40.6
General and administrative expenses	—	—	—	12.5
Amortization of other intangible assets	—	—	—	1.6
Interest expense	—	—	—	.2
Total Marketing Technology expenses	—	—	—	54.9

Other Operations
Cost of sales	2.3	2.3	6.5	5.0
General and administrative expenses	44.3	27.7	87.1	87.2
Amortization of other intangible assets	.2	—	.6	.1
Interest expense	.3	.3	.8	.3
Total Other Operations expenses	47.1	30.3	95.0	92.6
Total expenses	138.3	104.4	372.0	369.5
Pre-tax income from continuing operations	321.2	51.1	287.9	348.6
Income tax expense	(98.5)	(8.8)	(97.1)	(18.9)
Net income from continuing operations	222.7	42.3	190.8	329.7
Net (loss) income from sale of discontinued operations, net of tax	(.7)	.9	(.8)	1.6
Net income	222.0	43.2	190.0	331.3
Net loss attributable to non-controlling interests	10.9	5.5	29.5	22.3
Net income attributable to White Mountains’s common shareholders	$232.9	$48.7	$219.5	$353.6
See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2020	2019	2020	2019
Net income attributable to White Mountains’s common shareholders	$232.9	$48.7	$219.5	$353.6
Other comprehensive income (loss), net of tax	3.9	(2.4)	1.0	(5.8)
Comprehensive income	236.8	46.3	220.5	347.8
Other Comprehensive (income) loss attributable to non-controlling interests	(.1)	.1	(.3)	.3
Comprehensive income attributable to White Mountains’s common shareholders	$236.7	$46.4	$220.2	$348.1

Earnings (loss) per share attributable to White Mountains’s common shareholders:

Basic earnings (loss) per share
Continuing operations	$75.32	$15.01	$70.40	$110.67
Discontinued operations	(.23)	.28	(.26)	.50
Total consolidated operations	$75.09	$15.29	$70.14	$111.17
Diluted earnings (loss) per share
Continuing operations	$75.32	$15.01	$70.40	$110.67
Discontinued operations	(.23)	.28	(.26)	.50
Total consolidated operations	$75.09	$15.29	$70.14	$111.17
Dividends declared and paid per White Mountains’s common share	$—	$—	$1.00	$1.00
See Notes to Consolidated Financial Statements.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	White Mountains’s Common Shareholders’ Equity
Millions	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Non-controlling interest	Total Equity
Balance at June 30, 2020	$587.0	$2,589.3	$(10.3)	$3,166.0	$(102.7)	$3,063.3
Net income (loss)	—	232.9	—	232.9	(10.9)	222.0
Net change in foreign currency translation and other	—	—	3.8	3.8	.2	4.0
Total comprehensive income (loss)	—	232.9	3.8	236.7	(10.7)	226.0
Dividends to non-controlling interests	—	—	—	—	(.9)	(.9)
Repurchases and retirements of common shares	—	(.1)	—	(.1)	—	(.1)
Issuances of common shares	.2	—	—	.2	—	.2
Capital contributions from BAM members, net of tax	—	—	—	—	15.4	15.4
Net contributions and dilution from other non-controlling interests	.3	—	—	.3	(.4)	(.1)
Amortization of restricted share awards	3.6	—	—	3.6	—	3.6
Acquisition of non-controlling interests	—	—	—	—	.8	.8
Recognition of equity-based compensation expense of subsidiary	1.0	—	—	1.0	—	1.0
Balance at September 30, 2020	$592.1	$2,822.1	$(6.5)	$3,407.7	$(98.5)	$3,309.2

	White Mountains’s Common Shareholders’ Equity
Millions	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Non-controlling interest	Total Equity
Balance at January 1, 2020	$596.3	$2,672.4	$(7.2)	$3,261.5	$(116.8)	$3,144.7
Net income (loss)	—	219.5	—	219.5	(29.5)	190.0
Net change in foreign currency translation and other	—	—	.7	.7	.3	1.0
Total comprehensive income (loss)	—	219.5	.7	220.2	(29.2)	191.0
Dividends declared on common shares	—	(3.2)	—	(3.2)	—	(3.2)
Dividends to non-controlling interests	—	—	—	—	(2.3)	(2.3)
Repurchases and retirements of common shares	(18.6)	(66.6)	—	(85.2)	—	(85.2)
Issuances of common shares	1.5	—	—	1.5	—	1.5
Capital contributions from BAM members, net of tax	—	—	—	—	46.9	46.9
Net contributions and dilution from other non-controlling interests	(.4)	—	—	(.4)	2.1	1.7
Amortization of restricted share awards	12.3	—	—	12.3	—	12.3
Acquisition of non-controlling interests	—	—	—	—	.8	.8
Recognition of equity-based compensation expense of subsidiary	1.0	—	—	1.0	—	1.0
Balance at September 30, 2020	$592.1	$2,822.1	$(6.5)	$3,407.7	$(98.5)	$3,309.2

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)
(Unaudited)

	White Mountains’s Common Shareholders’ Equity
Millions	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Non-controlling interest	Total Equity
Balance at June 30, 2019	$590.5	$2,562.8	$(9.0)	$3,144.3	$(136.4)	$3,007.9
Net income (loss)	—	48.7	—	48.7	(5.5)	43.2
Net change in foreign currency translation and other	—	—	(2.3)	(2.3)	(.1)	(2.4)
Total comprehensive income (loss)	—	48.7	(2.3)	46.4	(5.6)	40.8
Dividends to non-controlling interests	—	—	—	—	(.6)	(.6)
Capital contributions from BAM members, net of tax	—	—	—	—	19.3	19.3
Net contributions from other non-controlling interests	—	—	—	—	.8	.8
Amortization of restricted share awards	2.7	—	—	2.7	—	2.7
Balance at September 30, 2019	$593.2	$2,611.5	$(11.3)	$3,193.4	$(122.5)	$3,070.9

	White Mountains’s Common Shareholders’ Equity
Millions	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Non-controlling interest	Total Equity
Balance at January 1, 2019	$584.0	$2,264.9	$(5.8)	$2,843.1	$(124.9)	$2,718.2
Net income (loss)	—	353.6	—	353.6	(22.3)	331.3
Net change in foreign currency translation and other	—	—	(5.5)	(5.5)	(.3)	(5.8)
Total comprehensive income (loss)	—	353.6	(5.5)	348.1	(22.6)	325.5
Dividends declared on common shares	—	(3.2)	—	(3.2)	—	(3.2)
Dividends to non-controlling interests	—	—	—	—	(1.6)	(1.6)
Repurchases and retirements of common shares	(1.1)	(3.8)	—	(4.9)	—	(4.9)
Issuances of common shares	2.2	—	—	2.2	—	2.2
Capital contributions from BAM members, net of tax	—	—	—	—	36.3	36.3
Net contributions from other non-controlling interests	—	—	—	—	2.3	2.3
Amortization of restricted share awards	7.8	—	—	7.8	—	7.8
Acquisition of non-controlling interests	—	—	—	—	1.8	1.8
Effect of deconsolidation of MediaAlpha	—	—	—	—	(13.8)	(13.8)
Recognition of equity-based compensation expense of subsidiary	.3	—	—	.3	—	.3
Balance at September 30, 2019	$593.2	$2,611.5	$(11.3)	$3,193.4	$(122.5)	$3,070.9
See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
Millions	2020	2019
Cash flows from operations:
Net income	$190.0	$331.3
Adjustments to reconcile net income to net cash used for operations:
Net realized and unrealized investment gains	(302.8)	(347.8)
Realized gain from the MediaAlpha Transaction	—	(67.5)
Deferred income tax expense	87.9	11.4
Net gain from sale of discontinued operations, net of tax	.8	(1.6)
Amortization of restricted share and option awards	12.2	8.3
Amortization and depreciation	27.2	19.8
Other operating items:
Net change in premiums and commissions receivable	6.0	(9.4)
Net change in premiums payable	5.3	15.4
Net change in unearned insurance premiums	28.6	27.5
Net change in deferred acquisition costs	(4.0)	(2.4)
Net change in restricted cash	26.6	17.0
Investments in Kudu Participation Contracts	(57.5)	(74.4)
Net change in other assets and liabilities, net	(8.1)	(.1)
Net cash provided from (used for) operations	12.2	(72.5)
Cash flows from investing activities:
Net change in short-term investments	(370.3)	(54.5)
Sales of fixed maturity and convertible investments	293.2	292.6
Maturities, calls and paydowns of fixed maturity and convertible investments	135.2	92.7
Sales of common equity securities	582.9	442.1
Distributions and redemptions of other long-term investments and settlements of forward contracts	64.5	28.7
Purchases of other long-term investments	(61.0)	(173.0)
Purchases of common equity securities	(33.8)	(4.8)
Purchases of fixed maturity and convertible investments	(411.3)	(428.0)
Purchases of consolidated subsidiaries, net of cash acquired of $13.4 and $12.8	(129.4)	(243.4)
Other investing activities, net	(42.0)	(12.9)
Net cash provided from (used for) investing activities	28.0	(60.5)
Cash flows from financing activities:
Draw down of debt and revolving line of credit	69.4	149.4
Repayment of debt and revolving line of credit	(2.7)	(22.2)
Cash dividends paid to the Company’s common shareholders	(3.2)	(3.2)
Common shares repurchased	(78.5)	—
Distribution to non-controlling interest shareholders	(1.2)	(27.7)
Payments on contingent consideration earnout liabilities	(7.0)	(2.6)
Repurchase of shares from non-controlling interest shareholders	—	(21.1)
Proceeds from issuance of shares to non-controlling interest shareholders	—	62.7
Capital contributions to non-controlling interest shareholders	2.2	1.6
Capital contributions from BAM members	46.9	42.9
Fidus Re premium payment	(2.3)	(2.2)
Other financing activities, net	(9.8)	(4.9)
Net cash provided from financing activities	13.8	172.7
Effect of exchange rate changes on cash	(.2)	(.8)
Net change in cash during the period - continuing operations, including the effect of exchange rate changes	53.8	38.9
Cash balances at beginning of period (includes restricted cash balances of $56.3 and $50.0)	161.0	110.3
Cash balances at end of period (includes restricted cash balances of $82.9 and $67.0)	$214.8	$149.2
Supplemental cash flows information:
Interest paid	$(11.4)	$(11.7)
Net income tax payments	$(.1)	$(.3)

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

In the third quarter of 2020, White Mountains changed the method used to value its investment in MediaAlpha from a discounted cash flow analysis to a probability-weighted expected return method ("PWERM"). Under the PWERM, MediaAlpha’s valuation is based on the probability-weighted present value of expected future equity values under two possible future scenarios: (i) an initial public offering (“IPO”) or (ii) remaining a private company. To determine the equity value in the IPO scenario, the value of the company was calculated using forward market multiples derived from a range of relevant companies and applied to MediaAlpha’s projected financial metrics. To determine the equity value in the remaining a private company scenario, the value of the company was calculated using a discounted cash flow model. The discounted cash flow model includes key inputs such as projections of future revenues and earnings, a discount rate and a terminal revenue growth rate. The expected future cash flows are based on management judgment, considering current performance, budgets and projected future results. The discount rates reflect MediaAlpha’s weighted average cost of capital considering comparable public company data, adjusted for risks specific to the business and industry. The terminal revenue growth rate is based on company, industry and macroeconomic expectations of perpetual revenue growth subsequent to the end of the discrete period in the discounted cash flow analysis.

Reportable Segments
White Mountains has determined its reportable segments based on the nature of the underlying businesses, the manner in which the Company’s subsidiaries and affiliates are organized and managed and the organization of the financial information provided to the chief operating decision maker to assess performance and make decisions regarding allocation of resources. As of September 30, 2020, White Mountains’s reportable segments were HG Global/BAM, NSM, Kudu and Other Operations. On February 26, 2019, MediaAlpha completed the sale of a significant minority stake to Insignia Capital Group in connection with a recapitalization and cash distribution to existing equityholders (the “MediaAlpha Transaction”). White Mountains deconsolidated MediaAlpha as a result of the MediaAlpha Transaction, and consequently it was no longer a reportable segment. White Mountains’s consolidated statement of comprehensive income and its segment disclosures include MediaAlpha’s results of operations through the date of the MediaAlpha Transaction. See Note 2 — “Significant Transactions” and Note 13 — “Segment Information”.
The HG Global/BAM segment consists of HG Global Ltd. and its wholly-owned subsidiaries (“HG Global”) and the consolidated results of Build America Mutual Assurance Company (“BAM”) (collectively, “HG Global/BAM”). BAM is the first and only mutual municipal bond insurance company in the United States. By insuring the timely payment of principal and interest, BAM provides market access to, and lowers interest expense for, issuers of municipal bonds used to finance essential public purposes such as schools, utilities and transportation facilities. BAM is owned by and operated for the benefit of its members, the municipalities that purchase BAM’s insurance for their debt issuances. HG Global was established to fund the startup of BAM and, through its wholly-owned subsidiary, HG Re Ltd. (“HG Re”), to provide up to 15%-of-par, first loss reinsurance protection for policies underwritten by BAM. HG Global, together with its subsidiaries, funded the initial capitalization of BAM through the purchase of $503.0 million of surplus notes issued by BAM, consisting of $203.0 million of Series A Notes and $300.0 million of Series B Notes (the “BAM Surplus Notes”). As of September 30, 2020 and December 31, 2019, White Mountains owned 96.9% of HG Global’s preferred equity and 88.4% of its common equity. White Mountains does not have an ownership interest in BAM. However, White Mountains is required to consolidate BAM’s results in its financial statements because BAM is a VIE for which White Mountains is the primary beneficiary. BAM’s results are attributed to non-controlling interests.
The NSM segment consists of NSM Insurance HoldCo, LLC and its subsidiaries (collectively, “NSM”). NSM is a full-service managing general underwriting agency (“MGU”) and program administrator for specialty property and casualty insurance. The company places insurance in niche sectors such as specialty transportation, real estate, social services and pet health insurance. On behalf of its insurance carrier partners, NSM manages all aspects of the placement process, including product development, marketing, underwriting, policy issuance and claims. NSM earns commissions based on the volume and profitability of the insurance that it places. NSM does not take insurance risk. As of September 30, 2020 and December 31, 2019, White Mountains owned 96.6% and 96.4% of the basic units outstanding of NSM (89.6% and 88.4% on a fully diluted, fully converted basis). See Note 2 — “Significant Transactions”.

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

Discontinued Operations and Assets Held for Sale
White Mountains has classified its Guilford, Connecticut property, which consists of an office building that was sold in August of 2020, and adjacent land as held for sale as of September 30, 2020 and December 31, 2019. The property has been measured at its estimated fair value, net of disposal costs. See Note 17 — “Held for Sale and Discontinued Operations”.

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
As of September 30, 2020 and December 31, 2019, NSM holds an interest rate swap derivative instrument that meets the criteria for hedge accounting. See Note 7 — “Derivatives”.

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
For periods subsequent to the adoption of ASU 2019-12, White Mountains records both the tax expense related to BAM’s member surplus contributions (“MSC”) and the related valuation allowance on such taxes through the non-controlling interest equity.  Prior to the adoption of ASU 2019-12, White Mountains recorded the tax expense related to BAM’s MSC directly to non-controlling interest equity, while the valuation allowance on such taxes was recorded through the income statement.

Goodwill
On January 1, 2020, White Mountains adopted ASU 2017-04, Simplifying the Test for Goodwill Impairment (ASC 350), which changed the guidance on goodwill impairment testing. Under the new guidance, the qualitative assessment of the recoverability of goodwill remains the same, but the second step of the two-step quantitative test, which required calculation of the implied fair value of goodwill, has been eliminated. Instead, an impairment charge is recognized when the carrying value of a reporting unit exceeds its fair value. Any excess of carrying value over fair value is written down as an impairment. White Mountains did not identify any impairment indicators associated with its reporting units and therefore did not recognize an impairment of goodwill during the three and nine months ended September 30, 2020 and accordingly, adoption of ASU 2017-04 had no impact on White Mountains’s financial statements.

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
On January 1, 2019, White Mountains adopted ASU 2016-02, Leases (ASC 842), which requires lessees to recognize lease assets and liabilities on the balance sheet for both operating and financing leases, with the exception of leases with an original term of 12 months or less. White Mountains elected the optional transition method that permits prospective adoption with recognition of a cumulative effect adjustment to the opening balance of retained earnings. As a result, White Mountains has presented comparative periods prior to adoption in accordance with previous lease accounting guidance. White Mountains also elected all available practical expedients permitted under ASC 842, which allowed White Mountains to carryforward its historical lease classification and not reassess leases for the definition of a lease under the new guidance. As of January 1, 2019, White Mountains recognized $23.2 million for both the lease right-of-use assets and lease liabilities. As of September 30, 2020, White Mountains recognized $38.3 million and $39.1 million of lease right-of-use assets and lease liabilities. Adoption of ASU 2016-02 did not result in an adjustment to opening retained earnings.

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

Note 2. Significant Transactions

Acquisitions

Elementum
On May 31, 2019, White Mountains acquired a 30.0% limited partnership interest in Elementum, a third-party registered investment adviser specializing in natural catastrophe insurance-linked securities (“ILS”), for $55.1 million (the “Elementum Transaction”). Elementum manages separate accounts and pooled investment vehicles across various ILS sectors, including catastrophe bonds, collateralized reinsurance investments and industry loss warranties, on behalf of third-party clients. As part of the Elementum Transaction, White Mountains also committed to invest $50.0 million in ILS funds managed by Elementum. As of September 30, 2020, White Mountains had $52.7 million invested into four Elementum-managed funds.
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
On May 18, 2018, NSM acquired 100% of Fresh Insurance Services Group Limited (“Fresh Insurance”), an insurance broker that offers non-standard personal lines products in the United Kingdom. NSM paid $49.6 million of upfront cash consideration for Fresh Insurance. NSM borrowed $51.0 million to fund the transaction. During the nine months ended September 30, 2019, NSM paid a purchase price adjustment of an additional $0.7 million of consideration. The purchase price is subject to additional adjustments based upon growth in EBITDA during two earnout periods, one which ended in February 2020 and one ending in February 2022. NSM did not make any payments related to the first Fresh Insurance earnout period.
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
On April 7, 2020, NSM acquired 100% of Kingsbridge Group Limited (“Kingsbridge”), a leading provider of commercial lines insurance and consulting services to the U.K.’s contractor and freelancer markets. NSM paid £107.2 million (approximately $132 million based upon the foreign exchange spot rate at the date of acquisition) of upfront cash consideration for Kingsbridge. White Mountains contributed $80.3 million to NSM and NSM borrowed £42.5 million (approximately $52.4 million based upon the foreign exchange spot rate at the date of acquisition) to fund the transaction. As of September 30, 2020, White Mountains had recognized $125.1 million of goodwill and other intangible assets, reflecting acquisition date fair value. The purchase price is subject to adjustment based upon growth in EBITDA during an earnout period ending in January 2022. The relative fair values of other intangible assets recognized in connection with the acquisition of Kingsbridge and the contingent earnout liability had not yet been finalized as of September 30, 2020.

As of September 30, 2020 and December 31, 2019, NSM recorded total contingent consideration earnout liabilities of $11.8 million and $20.6 million. The contingent consideration earnout liabilities related to the Fresh Insurance and KBK acquisitions are subject to adjustments based upon EBITDA, EBITDA projections and present value factors for acquired entities. For the three and nine months ended September 30, 2020, NSM recognized pre-tax expense (income) of $0.7 million and $(1.6) million for the change in the fair value of its contingent consideration earnout liabilities. For the three and nine months ended September 30, 2019, NSM recognized pre-tax (income) expense of $(2.0) million and $5.6 million for the change in the fair value of its contingent consideration earnout liabilities. Any future adjustments to contingent consideration earnout liabilities will be recognized through pre-tax income. For the three and nine months ended September 30, 2020, NSM paid $0.6 million and $7.0 million of contingent consideration earnout liabilities related to KBK and the U.K. vertical. For both the three and nine months ended September 30, 2019, NSM paid $2.6 million of contingent consideration earnout liabilities related to the U.K. vertical.

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
During the fourth quarter of 2019, White Mountains increased its total capital commitment to Kudu by $100.0 million to $350.0 million, of which $94.5 million and $129.0 million was undrawn as of September 30, 2020 and December 31, 2019. During the fourth quarter of 2019, Kudu obtained a committed $125.0 million credit facility, of which $51.0 million and $68.0 million was undrawn as of September 30, 2020 and December 31, 2019. See Note 5 — “Debt”.

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
On October 30, 2020, MediaAlpha completed an initial public offering (the “MediaAlpha IPO”). See Note 18 — “Subsequent Events”.

Other Transactions

PassportCard/DavidShield
On May 7, 2020, White Mountains made an additional $15.0 million investment in PassportCard/DavidShield to support operations through the ongoing COVID-19 pandemic. The transaction increased White Mountains’s ownership interest from 50.0% to 53.8% in both PassportCard and DavidShield, but had no impact on the governance structure of the companies, including White Mountains’s board representation or other investor rights. The governance structures for both PassportCard and DavidShield were designed to give White Mountains and its co-investor equal power to make the decisions that most significantly impact the operations of PassportCard and DavidShield.
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
Realized investment gains (losses) resulting from sales of investment securities are accounted for using the specific identification method. Premiums and discounts on all fixed maturity investments are amortized or accreted to income over the anticipated life of the investment. Short-term investments consist of interest-bearing money market funds, certificates of deposit and other securities, which at the time of purchase, mature or become available for use within one year.  Short-term investments are carried at amortized or accreted cost, which approximated fair value as of September 30, 2020 and December 31, 2019.
Other long-term investments consist primarily of unconsolidated entities, including Kudu’s non-controlling equity interests in the form of revenue and earnings participation contracts (“Participation Contracts”), private equity funds, hedge funds, ILS funds and private debt instruments.

Net Investment Income

White Mountains’s net investment income is comprised primarily of interest income associated with White Mountains’s fixed maturity investments and short-term investments and dividend income from common equity securities and other long-term investments.
The following table presents pre-tax net investment income for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30		September 30
Millions	2020	2019	2020	2019
Fixed maturity investments	$7.0	$8.0	$22.4	$24.4
Short-term investments	.1	1.3	1.0	3.9
Common equity securities	.5	2.5	6.5	10.8
Other long-term investments	63.9	7.0	84.7	17.4
Total investment income	71.5	18.8	114.6	56.5
Third-party investment expenses	(.3)	(.4)	(.9)	(1.1)
Net investment income, pre-tax	$71.2	$18.4	$113.7	$55.4

Net Realized and Unrealized Investment Gains (Losses)

The following table presents net realized and unrealized investment gains (losses) for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30		September 30
Millions	2020	2019	2020	2019
Fixed maturity investments	$3.6	$8.9	$35.8	$46.9
Short-term investments	—	—	.4	.3
Common equity securities	48.4	2.4	5.9	141.5
Other long-term investments (1) (2)(3)	254.6	$55.7	260.7	159.1
Net realized and unrealized investment gains	306.6	67.0	302.8	347.8
Less: net gains on investment securities sold during the period	36.1	—	29.6	12.4
Net realized and unrealized investment gains on investment securities held at the end of the period	$270.5	$67.0	$273.2	$335.4
(1) For the nine months ended September 30, 2019, excludes $67.5 of realized gain and includes $114.7 of unrealized investment gain associated with the
MediaAlpha Transaction, which are both recorded in a separate line item in the statement of operations titled Realized gain and unrealized investment gain from the MediaAlpha Transaction. See Note 2 — “Significant Transactions”.
(2) For the three and nine months ended September 30, 2020 and 2019, includes $250.0, $295.0, $35.3 and $150.0 of unrealized investment gains from White Mountains’s investment in MediaAlpha.
(3) For the three and nine months ended September 30, 2020 and 2019, includes $0.8 and $(0.8) of realized and unrealized investment gains (losses) related to foreign currency exchange.

The following table presents total gains included in earnings attributable to net unrealized investment gains (losses) for Level 3 investments for the three and nine months ended September 30, 2020 and 2019 for investments still held at the end of the period:

	Three Months Ended		Nine Months Ended
	September 30		September 30
Millions	2020	2019	2020	2019
Other long-term investments	$260.1	$54.4	$276.0	$154.4
Total net unrealized investment gains (losses), pre-tax - Level 3 investments	$260.1	$54.4	$276.0	$154.4

Investment Holdings

The following tables present the cost or amortized cost, gross unrealized investment gains (losses) and carrying values of White Mountains’s fixed maturity investments as of September 30, 2020 and December 31, 2019:

	September 30, 2020
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
U.S. Government and agency obligations	$206.2	$4.4	$—	$210.6
Debt securities issued by corporations	505.4	24.0	(.7)	528.7
Municipal obligations	251.0	20.4	(.1)	271.3
Mortgage and asset-backed securities	203.6	7.3	—	210.9
Total fixed maturity investments	$1,166.2	$56.1	$(.8)	$1,221.5

	December 31, 2019
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
U.S. Government and agency obligations	$231.7	$1.0	$(.2)	$232.5
Debt securities issued by corporations	454.9	12.5	(.2)	467.2
Municipal obligations	284.7	12.5	(.1)	297.1
Mortgage and asset-backed securities	206.6	2.7	(.3)	209.0
Total fixed maturity investments	$1,177.9	$28.7	$(.8)	$1,205.8

The following tables present the cost or amortized cost, gross unrealized investment gains (losses), net foreign currency losses, and carrying values of White Mountains’s common equity securities and other long-term investments as of September 30, 2020 and December 31, 2019:

	September 30, 2020
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Foreign Currency Losses	Carrying Value
Common equity securities	$124.2	$16.5	$—	$—	$140.7
Other long-term investments	$696.4	$552.4	$(76.1)	$(1.5)	$1,171.2

	December 31, 2019
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Foreign Currency Losses	Carrying Value
Common equity securities	$553.3	$130.6	$—	$—	$683.9
Other long-term investments	$667.4	$255.2	$(64.1)	$(2.2)	$856.3

Debt Securities Issued by Corporations

The following table presents the credit ratings of debt securities issued by corporations held in White Mountains’s investment portfolio as of September 30, 2020 and December 31, 2019:

	Fair Value at
Millions	September 30, 2020	December 31, 2019
AAA	$11.2	$9.5
AA	58.2	73.9
A	307.7	288.5
BBB	150.0	95.3
BB	1.6	—
Debt securities issued by corporations (1)	$528.7	$467.2

(1)
Credit ratings are based upon issuer credit ratings provided by Standard & Poor’s Financial Services LLC (“Standard & Poor’s”), or if unrated by Standard & Poor’s, long-term obligation ratings provided by Moody’s Investor Service, Inc.

Mortgage and Asset-backed Securities

The following table presents the fair value of White Mountains’s mortgage and asset-backed securities as of September 30, 2020 and December 31, 2019:

	September 30, 2020			December 31, 2019
Millions	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
Mortgage-backed securities:
Agency:
FNMA	$84.5	$84.5	$—	$88.6	$88.6	$—
FHLMC	67.1	67.1	—	60.5	60.5	—
GNMA	37.4	37.4	—	30.8	30.8	—
Total agency (1)	189.0	189.0	—	179.9	179.9	—
Total mortgage-backed securities	189.0	189.0	—	179.9	179.9	—
Other asset-backed securities:
Credit card receivables	11.3	11.3	—	14.0	14.0	—
Vehicle receivables	10.6	10.6	—	15.1	15.1	—
Total other asset-backed securities	21.9	21.9	—	29.1	29.1	—
Total mortgage and asset-backed securities	$210.9	$210.9	$—	$209.0	$209.0	$—

(1)
Represents publicly traded mortgage-backed securities which carry the full faith and credit guaranty of the U.S. Government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

Other Long-Term Investments

The following table presents the carrying values of White Mountains’s other long-term investments as of September 30, 2020 and December 31, 2019:

	Carrying Value at
Millions	September 30, 2020	December 31, 2019
MediaAlpha (1)	$475.0	$180.0
Kudu’s Participation Contracts (1)	325.5	266.5
PassportCard/DavidShield (1)	95.0	90.0
Elementum Holdings L.P. (1)	55.1	55.1
Other unconsolidated entities (1)(2)	31.8	33.7
Total unconsolidated entities (1)	982.4	625.3
Private equity funds and hedge funds	118.2	161.1
Insurance-linked securities funds	52.7	41.2
Private debt investments (3)	17.9	28.7
Total other long-term investments	$1,171.2	$856.3
(1) See Fair Value Measurements by Level table.
(2) Includes White Mountains’s non-controlling equity interests in certain private common equity securities, limited liability companies and convertible preferred securities and Simple Agreement for Future Equity (“SAFE”) investments.
(3) Includes $5.1 and $5.0 in private debt investments carried at fair value as of September 30. 2020 and amortized cost as of December 31, 2019.

Private Equity Funds and Hedge Funds
White Mountains invests in private equity funds and hedge funds, which are included in other long-term investments. The fair value of these investments is generally estimated using the net asset value (“NAV”) of the funds. As of September 30, 2020, White Mountains held investments in fourteen private equity funds. The largest investment in a single private equity fund or hedge fund was $23.7 million as of September 30, 2020 and $54.6 million as of December 31, 2019.
In the first quarter of 2020, White Mountains submitted a notice to redeem its sole hedge fund having a fair value of $45.6 million. The bulk of the redemption proceeds, subject to customary audit holdbacks, were received in April 2020 and the remaining balance is expected to be received in April 2021.

The following table presents investments and unfunded commitments in private equity funds and hedge funds by investment objective and sector as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
Millions	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Private equity funds
Aerospace/Defense/Government	$59.4	$16.1	$33.8	$23.3
Manufacturing/Industrial	39.8	2.0	57.7	4.1
Financial services	19.0	23.4	15.0	22.8
Total private equity funds	118.2	41.5	106.5	50.2
Hedge funds
Long/short banks and financials	—	—	54.6	—
Total hedge funds	—	—	54.6	—
Total private equity funds and hedge funds included in other long-term investments	$118.2	$41.5	$161.1	$50.2

Investments in private equity funds are generally subject to a lock-up period during which investors may not request a redemption. Distributions prior to the expected termination date of the fund may be limited to dividends or proceeds arising from the liquidation of the fund’s underlying investments. In addition, certain private equity funds have the option to extend the lock-up period.
The following table presents investments in private equity funds that were subject to lock-up periods as of September 30, 2020:

Millions	1 – 3 years	3 – 5 years	5 – 10 years	>10 years	Total
Private equity funds — expected lock-up period remaining	$4.7	$36.4	$71.7	$5.4	$118.2

Investors in private equity funds are generally subject to indemnification obligations outside of the capital commitment period and prior to the winding up of the fund. As of September 30, 2020 and December 31, 2019, White Mountains is not aware of any indemnification claims relating to its investments in private equity funds.
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

Insurance-Linked Securities Funds
White Mountains’s other long-term investments include ILS funds. The fair value of these investments is generally estimated using the NAV of the funds. As of September 30, 2020, White Mountains held investments in four ILS funds with a fair value of $52.7 million.
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
In the first quarter of 2020, White Mountains invested in an ILS fund that requires shareholders to make additional capital commitments annually in an amount up to or equal to the original capital commitment, unless a non-renewal notice is provided on or before September 15 of each calendar year. The notice of non-renewal constitutes a redemption request. Fund proceeds become available on the last calendar day of the month when the last underlying fund investment has fully matured or been commuted, which is typically three years from the initial investment in the fund. In September 2020, White Mountains notified the ILS fund manager of its intent to renew its capital commitment for the following calendar year by maintaining a fund commitment equal to its invested balance as of December 31, 2020.

Fair Value Measurements as of September 30, 2020

Fair value measurements are categorized into a hierarchy that distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). Quoted prices in active markets for identical assets or liabilities have the highest priority (“Level 1”), followed by observable inputs other than quoted prices, including prices for similar but not identical assets or liabilities (“Level 2”) and unobservable inputs, including the reporting entity’s estimates of the assumptions that market participants would use, having the lowest priority (“Level 3”). As of September 30, 2020 and December 31, 2019, White Mountains used quoted market prices or other observable inputs to determine fair value for approximately 62% and 71% of the investment portfolio.

Fair Value Measurements by Level

The following tables present White Mountains’s fair value measurements for investments as of September 30, 2020 and December 31, 2019 by level. The major security types were based on the legal form of the securities. White Mountains has disaggregated its fixed maturity investments based on the issuing entity type, which impacts credit quality, with debt securities issued by U.S. government entities carrying minimal credit risk, while the credit and other risks associated with other issuers, such as corporations, foreign governments, municipalities or entities issuing mortgage and asset-backed securities vary depending on the nature of the issuing entity type. White Mountains further disaggregates debt securities issued by corporations and common equity securities by industry sector because investors often reference commonly used benchmarks and their subsectors to monitor risk and performance. Accordingly, White Mountains has further disaggregated these asset classes into subclasses based on the similar sectors and industry classifications it uses to evaluate investment risk and performance against commonly used benchmarks, such as the Bloomberg Barclays U.S. Intermediate Aggregate and S&P 500 indices.

	September 30, 2020
Millions	Fair Value	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. Government and agency obligations	$210.6	$210.6	$—	$—

Debt securities issued by corporations:
Financials	142.9	—	142.9	—
Technology	68.5	—	68.5	—
Industrial	61.5	—	61.5	—
Consumer	60.7	—	60.7	—
Healthcare	49.3	—	49.3	—
Communications	42.3	—	42.3	—
Energy	38.9	—	38.9	—
Materials	37.4	—	37.4	—
Utilities	27.2	—	27.2	—
Total debt securities issued by corporations	528.7	—	528.7	—

Municipal obligations	271.3	—	271.3	—
Mortgage and asset-backed securities	210.9	—	210.9	—
Total fixed maturity investments	1,221.5	210.6	1,010.9	—

Short-term investments (1)	571.8	570.6	1.2	—

Common equity securities:
Exchange traded funds	84.7	84.7	—	—
Other (2)	56.0	—	55.9	.1
Total common equity securities	140.7	84.7	55.9	.1

Other long-term investments	1,000.3	—	—	1,000.3
Other long-term investments — NAV (3)	170.9	—	—	—
Total investments	$3,105.2	$865.9	$1,068.0	$1,000.4

(1) Short-term investments are measured at amortized cost, which approximates fair value.
(2) Primarily consists of one investment in a unit trust that predominantly invests in international equities.
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

Rollforward of Fair Value Measurements by Level

White Mountains uses quoted market prices where available as the inputs to estimate fair value for its investments in active markets. Such measurements are considered to be either Level 1 or Level 2 measurements, depending on whether the quoted market price inputs are for identical securities (Level 1) or similar securities (Level 2). Level 3 measurements for fixed maturity investments, common equity securities and other long-term investments as of September 30, 2020 and 2019 consist of securities for which the estimated fair value has not been determined based upon quoted market price inputs for identical or similar securities.
The following tables present the changes in White Mountains’s fair value measurements by level for the three months ended September 30, 2020 and 2019:

			Level 3 Investments		Other Long-term Investments Measured at NAV (2)
Millions	Level 1 Investments	Level 2 Investments	Common Equity Securities	Other Long-term Investments		Total
Balance at December 31, 2019	$780.0	$1,109.6	$.1	$654.0	$202.3	$2,746.0	(1)
Net realized and unrealized gains (losses)	29.2	12.5	—	275.6	(14.9)	302.4	(3)
Amortization/Accretion	—	(3.0)	—	—	—	(3.0)
Purchases	128.8	316.2	—	78.8	39.8	563.6
Sales	(642.7)	(368.5)	—	(8.1)	(56.3)	(1,075.6)
Transfers in	—	—	—	—	—	—
Transfers out	—	—	—	—	—	—
Balance at September 30, 2020	$295.3	$1,066.8	$.1	$1,000.3	$170.9	$2,533.4	(1)

(1)  Excludes carrying value of $571.8 and $201.2 as of September 30, 2020 and December 31, 2019 classified as short-term investments.
(2) Includes private equity funds, hedge funds and ILS funds for which fair value is measured at NAV using the practical expedient are no longer classified within the fair value hierarchy. See Note 1 — “Basis of Presentation and Significant Accounting Policies”.
(3) Excludes realized and unrealized gains associated with short-term investments of $0.4 for the nine months ended September 30, 2020.

			Level 3 Investments	Other Long-term Investments Measured at NAV (3,5)
Millions	Level 1 Investments	Level 2 Investments	Other Long-term Investments		Total
Balance at December 31, 2018	$842.6	$1,160.5	$138.7	$186.9	$2,328.7	(1)
Net realized and unrealized gains	121.8	66.6	154.2	4.9	347.5	(2, 4)
Amortization/Accretion	.2	(1.2)	—	—	(1.0)
Purchases	101.4	331.3	211.3	106.4	750.4	(6)
Sales	(362.3)	(465.2)	—	(28.7)	(856.2)
Transfers in	—	—	82.6	—	82.6
Transfers out	—	—	—	(82.6)	(82.6)
Balance at September 30, 2019	$703.7	$1,092.0	$586.8	$186.9	$2,569.4	(1)

(1) Excludes carrying value of $272.5 and $214.2 as of September 30, 2019 and December 31, 2018 classified as short-term investments.

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
(5) Transfer includes $71.7 associated with the Kudu Transaction. See Note 2 — “Significant Transactions”.
(6) Purchases include $70.1 associated with the Kudu Transaction. See Note 2 — “Significant Transactions”.

Fair Value Measurements — Transfers Between Levels - Nine-months ended September 30, 2020 and 2019
Transfers between levels are recorded using the fair value measurement as of the end of the quarterly period in which the event or change in circumstance giving rise to the transfer occurred.
During the first nine months of 2020 and 2019, there were no fixed maturity investments or other long-term investments classified as Level 3 measurements in the prior period that were transferred to Level 2 measurements.
During the first nine months of 2020 and 2019, there were no fixed maturity investments or other long-term investments classified as Level 2 measurements in the prior period that were transferred to Level 3 measurements.
Significant Unobservable Inputs
The following tables present significant unobservable inputs used in estimating the fair value of other long-term investments, other than private equity funds, hedge funds and ILS funds, classified within Level 3 as of September 30, 2020 and December 31, 2019. The fair value of investments in private equity funds, hedge funds and ILS funds are generally estimated using the NAV of the funds.

$ in Millions	September 30, 2020
Description	Valuation Technique(s)	Fair Value (5)	Unobservable Inputs (6)
MediaAlpha	Probability-weighted expected return method	$475.0	Weight ascribed to IPO	65%
			Forward Revenue Exit Multiple	2x
			Weight ascribed to remaining private	35%
			Discount Rate	13%
			Terminal Revenue Growth	4%

			Discount Rate (2)(6)	Terminal Cash Flow Exit Multiple (x) or Terminal Revenue Growth Rate (%) (6)
Kudu’s Participation Contracts (1)(2)	Discounted cash flow	$325.5	18% - 23%	6x - 12x
PassportCard/DavidShield (3)	Discounted cash flow	$95.0	23%	4%
Elementum Holdings, L.P.	Discounted cash flow	$55.1	19%	4%
Private debt instruments	Discounted cash flow	$17.9	5% - 10%	N/A
All other	Discounted cash flow	$18.1	20% - 24%	4%

Noblr, Inc.	Share price of recent transaction	$8.7	Share price:	$2.17
Zillion Insurance Services, Inc.(4)	Recent transaction	$5.0	Transaction price:	$5.0

(1) During the nine months ended September 30, 2020, Kudu deployed a total of $57.4 in new Kudu Participation Contracts, including Creation Investments Capital Management and Sequoia Financial Group.
(2) Since Kudu’s Participation Contracts are not subject to corporate taxes within Kudu Investment Management, LLC, pre-tax discount rates are applied to pre-tax cash flows in determining fair values.
(3) During the nine months ended September 30, 2020, White Mountains made an additional $15.0 investment in PassportCard/DavidShield. See Note 2 - “Significant Transactions”.
(4) During the nine months ended September 30, 2020, White Mountains made an additional $2.5 investment in Zillion Insurance Services, Inc.
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
The following table presents the acquisition date fair values, accumulated amortization and net carrying values for other intangible assets and goodwill, by company as of September 30, 2020 and December 31, 2019:

$ in Millions	Weighted Average Economic Life (in years)	September 30, 2020				December 31, 2019
		Acquisition Date Fair Value	Accumulated Amortization	Impairments	Net Carrying Value	Acquisition Date Fair Value	Accumulated Amortization	Impairments	Net Carrying Value
Goodwill:
NSM (1)	N/A	$511.8	$—	$—	$511.8	$381.6	$—	$—	$381.6
Kudu	N/A	7.6	—	—	7.6	7.6	—	—	7.6
Other Operations	N/A	20.7	—	—	20.7	13.1	—	7.6	5.5
Total goodwill		540.1	—	—	540.1	402.3	—	7.6	394.7

Other intangible assets:
NSM (1)
Customer relationships	9	118.4	28.4	3.5	86.5	121.7	19.8	1.4	100.5
Trade names	19	60.8	7.1	1.0	52.7	61.9	5.3	.4	56.2
Information technology platform	0	3.1	1.4	1.7	—	3.9	1.4	.6	1.9
Renewal rights	12	82.5	3.9	—	78.6	82.5	.7	—	81.8
Other	3	1.7	1.0	—	.7	1.7	.7	—	1.0
Subtotal		266.5	41.8	6.2	218.5	271.7	27.9	2.4	241.4

Kudu
Trade names	7	2.2	.5	—	1.7	2.2	.2	—	2.0

Other Operations
Trade names	10	1.0	.1	—	.9	1.7	.5	.2	1.0
Customer relationships	11	7.2	.8	—	6.4	7.2	.4	—	6.8
Information technology platform	5	—	—	—	—	.5	.3	.2	—
Insurance Licenses	N/A	8.6	—	—	8.6	8.6	—	—	8.6
Other	5.2		.1	—	.1	.2	—	—	.2
Subtotal		17.0	1.0	—	16.0	18.2	1.2	.4	16.6

Total other intangible assets		285.7	43.3	6.2	236.2	292.1	29.3	2.8	260.0

Total goodwill and other intangible assets		$825.8	$43.3	$6.2	776.3	$694.4	$29.3	10.4	654.7

Goodwill and other intangible assets attributed to non-controlling interests					(27.1)				(23.4)

Goodwill and other intangible assets included in White Mountains’s common shareholders’ equity					$749.2				$631.3
(1) As of September 30, 2020, NSM’s goodwill and intangible assets included $5.2 and $(0.5) of the effect of foreign currency translation. As of December 31, 2019, NSM’s goodwill and intangible assets included $1.4 and $0.7 of the effect of foreign currency translation.

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
The following table presents a summary of the acquisition date fair values of goodwill and other intangible assets for acquisitions completed from January 1, 2019 through September 30, 2020:

$ in Millions
Acquisition of subsidiary/ asset	Goodwill and Other intangible asset (1)	Acquisition Date
Embrace (2)	$67.6	April 1, 2019
Renewal Rights (3)	82.5	June 28, 2019
Kingsbridge (4)	125.1	April 7, 2020
Total NSM segment	$275.2
Kudu Transaction	$9.8	April 4, 2019
Other Operations (4)	$37.5	Various
(1) Acquisition date fair values include the effect of adjustments during the measurement period and excludes the effect of foreign currency translation subsequent to the acquisition date.
(2) Excludes $3.4 of software classified within other assets.
(3) NSM’s purchase of the Renewal Rights from AIG was an asset acquisition.
(4) The determination of the relative fair values of goodwill and other intangible assets had not yet been finalized as of September 30, 2020.

On an annual basis beginning no later than the interim period included in the one-year anniversary of an acquisition, White Mountains evaluates goodwill and other intangible assets for potential impairment. Between annual evaluations, White Mountains considers changes in circumstances or events subsequent to the most recent evaluation that may indicate that an impairment may exist and, if necessary will perform an interim review for potential impairment. During the second quarter of 2020, White Mountains recognized impairments of other intangible assets of $6.2 million. The impairments related to NSM’s write-off of intangible assets in its U.K. vertical. The impairments related to lower premium volumes, including due to the impact of the COVID-19 pandemic, and certain reorganization initiatives in the U.K. vertical. There were no other impairments of other intangible assets and no impairments of goodwill for the three and nine months ended September 30, 2020 and 2019.

The following tables present the change in goodwill and other intangible assets for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020				2019
Millions	Goodwill		Other Intangible Assets	Total Goodwill and Other Intangible Assets	Goodwill	Other Intangible Assets	Total Goodwill and Other Intangible Assets
Beginning balance	$518.2		$241.7	$759.9	$428.6	$239.0	$667.6
Attribution of acquisition date fair value estimates between goodwill and other intangible assets	—		—	—	$(2.2)	$2.2	—
Acquisitions of businesses	14.9	(1)	—	14.9	—	—	—
Acquisition of renewal rights	—		—	—	—	—	—
Foreign currency translation	7.0		(.1)	6.9	(1.6)	(.5)	(2.1)
Amortization	—		(5.4)	(5.4)	—	(4.6)	(4.6)
Ending balance	$540.1		$236.2	$776.3	$424.8	$236.1	$660.9
(1) The relative fair values of goodwill and other intangible assets recognized in connection with the acquisition of Other Operations had not yet been finalized at September 30, 2020.

	Nine Months Ended September 30,
	2020				2019
Millions	Goodwill		Other Intangible Assets	Total Goodwill and Other Intangible Assets	Goodwill		Other Intangible Assets	Total Goodwill and Other Intangible Assets
Beginning balance	$394.7		$260.0	$654.7	$379.9		$157.6	$537.5
Deconsolidation of MediaAlpha	—		—	—	(18.3)		(23.5)	(41.8)
Attribution of acquisition date fair value estimates between goodwill and other intangible assets	—		—	—	(29.0)		29.0	—
Acquisitions of businesses	140.0	(1)	—	140.0	93.8	(2)	—	93.8
Acquisition of renewal rights	—		—	—	—		82.5	82.5
Foreign currency translation	5.2		(.5)	4.7	(1.6)		—	(1.6)
Adjustments to reflect acquisition date fair value	.2		—	.2	—		5.9	5.9
Impairments	—		(6.2)	(6.2)	—		—	—
Amortization	—		(17.1)	(17.1)	—		(15.4)	(15.4)
Ending balance	$540.1		$236.2	$776.3	$424.8		$236.1	$660.9

(1) The relative fair values of goodwill and other intangible assets recognized in connection with the acquisition of Kingsbridge and Other Operations had not yet been finalized at September 30, 2020.
(2) The relative fair values of goodwill and other intangible assets recognized in connection with the acquisitions of Embrace and Other Operations had not yet been finalized at September 30, 2019.

Note 5.  Debt

The following table presents White Mountains’s debt outstanding as of September 30, 2020 and December 31, 2019:

Millions	September 30, 2020	Effective Rate (1)	December 31, 2019	Effective Rate (1)
NSM Bank Facility	$275.0	7.4%	$221.3	7.5%
Unamortized issuance cost	(6.2)		(3.9)
NSM Bank Facility, carrying value	268.8		217.4
Other NSM debt, carrying value	1.4	2.8%	1.8	3.0%
Kudu Bank Facility	74.0	8.4%	57.0	8.3%
Unamortized issuance cost	(3.0)		(3.4)
Kudu Bank Facility, carrying value	71.0		53.6
Other Operations debt	18.8	10.1%	11.1	8.3%
Unamortized issuance cost	(.6)		(.4)
Other Operations, carrying value	18.2		10.7
Total debt	$359.4		$283.5

 (1) Effective rate considers the effect of the debt issuance costs.

NSM Bank Facility

On April 7, 2020, NSM amended its secured credit facility (the “NSM Bank Facility”) with Ares Capital Corporation in connection with the acquisition of Kingsbridge. Under the amendment, the total commitment increased from $234.0 million, comprised of term loans of $224.0 million and a revolving credit loan commitment of $10.0 million, to $291.4 million, comprised of term loans of $276.4 million, including £42.5 million (approximately $52.4 million based upon the foreign exchange spot rate as of the date of the transaction) in a GBP term loan, and a revolving credit loan commitment of $15.0 million. The term loans under the NSM Bank Facility mature on May 11, 2026, and the revolving loan matures on November 11, 2025.
Under GAAP, if the terms of a debt instrument are amended, unless there is greater than 10% change in the expected discounted future cash flows of such instrument, the instrument’s carrying value does not change. White Mountains has determined that the impact of the changes to the terms of the NSM Bank Facility on the expected discounted future cash flows was less than 10%.
Interest on the NSM Bank Facility accrues at a floating interest rate equal to the three-month LIBOR plus an applicable margin. In connection with the amendment, the reference rates for USD denominated borrowings increased. The USD-LIBOR rate floor increased is 1.25% and the margin over USD-LIBOR increased from a range of 4.25% to 4.75% to a range of 5.50% to 6.00%. For GBP denominated borrowings, the GBP-LIBOR rate floor is 1.25% and the margin over GBP-LIBOR ranges from 6.0% to 6.5%. The margins over the reference interest rates vary within the range depending on the consolidated total leverage ratio of NSM. As of September 30, 2020 and December 31, 2019, the weighted average interest rate on the NSM Bank Facility was 6.91% and 6.60%.
The following table presents the change in debt under the NSM Bank Facility for the three and nine months ended September 30, 2020 and 2019:

NSM Bank Facility	Three Months Ended		Nine Months Ended
	September 30		September 30
Millions	2020	2019	2020	2019
Beginning balance	$273.4	$222.3	$221.3	$180.4
Term loans
Borrowings (1)	—	—	52.4	42.9
Repayments	(.7)	(.4)	(1.3)	(1.4)
Foreign currency translation	2.3	—	2.6	—
Revolving credit loan
Borrowings	—	—	—	6.5
Repayments	—	—	—	(6.5)
Ending balance	275.0	221.9	275.0	221.9
(1) Borrowings for the nine months ended September 30, 2020 included $52.4 for the funding of the acquisition of Kingsbridge. Borrowings for the nine months ended September 30, 2019, included $20.4 and $22.5 for the funding of the acquisitions of Embrace and the Renewal Rights.

As of September 30, 2020, the term loans had an outstanding balance of $275.0 million, including £42.5 million (approximately $52.4 million based upon the foreign exchange spot rate as of the date of the transaction) in a GBP term loan, and the revolving credit loan was undrawn.
On June 15, 2018, NSM entered into an interest rate swap agreement to hedge its exposure to interest rate risk on $151.0 million of its USD denominated variable rate term loans. Under the terms of the swap agreement, NSM pays a fixed rate of 2.97% and receives a variable rate, which is reset monthly, based on then-current USD-LIBOR. As of September 30, 2020, the variable rate received by NSM under the swap agreement was 1.00%. As of September 30, 2020, the interest rate, including the effect of the swap, for the outstanding term loans of $148.0 million that are hedged by the swap was 8.72%, excluding the effect of debt issuance costs. See Note 7 — “Derivatives”.
For the nine months ended September 30, 2020, the weighted average effective interest rate on the outstanding term loans of $148.0 million that are hedged by the swap, excluding the effect of the swap, was 6.84%. The weighted average effective interest rate on the outstanding term loans of $127.0 million that are unhedged was 7.03%. The effective interest rate on the total outstanding term loans under the NSM Bank Facility of $275.0 million was 6.98%, excluding the effect of debt issuance costs.
On June 4, 2020, NSM entered into an interest rate cap agreement to limit its exposure to the risk of interest rate increases on the GBP denominated term loan. The notional amount of the interest rate cap is £42.5 million (approximately $52.4 million based upon the foreign exchange spot rate as the date of the transaction) and the termination date is June 4, 2022. On August 18, 2020, NSM entered into a separate interest rate cap agreement to effectively extend the term of the original interest rate cap agreement by one year. The second interest rate cap agreement has an effective date of June 15, 2022 and a termination date of June 15, 2023. Under the terms of the interest rate cap agreements, if the current GBP-LIBOR at the measurement date exceeds 1.25%, NSM will receive payments from the counterparty equal to the then-current GBP-LIBOR rate, less the 1.25% cap rate. See Note 7 — “Derivatives”.
The NSM Bank Facility is secured by all property of the loan parties and contains various affirmative, negative and financial covenants that White Mountains considers to be customary for such borrowings, including a maximum consolidated total leverage ratio covenant.

Other NSM Debt

NSM also has a secured term loan related to its U.K. vertical. As of September 30, 2020, the secured term loan had an outstanding balance of $1.6 million and a maturity date of December 31, 2022.

Kudu Bank Facility

On December 23, 2019, Kudu entered into a secured credit facility (the “Kudu Bank Facility”) with Monroe Capital Management Advisors, LLC to provide funding for distributions to unitholders and fund new investments and related transaction expenses. As of September 30, 2020, the Kudu Bank Facility has a maximum borrowing capacity of $124.0 million, which is comprised of a revolving credit loan commitment of $5.0 million, an initial term loan of $57.0 million and a delayed-draw term loan of $62.0 million. The term loans and revolving credit loans, under the Kudu Bank Facility, mature in 2025. During the three months ended September 30, 2020, Kudu had no borrowings or repayments in term loans under the Kudu Bank Facility.
During the nine months ended September 30, 2020, Kudu borrowed $17.0 million in term loans under the Kudu Bank Facility and made no repayments. As of September 30, 2020, the term loans had an outstanding balance of $74.0 million and the revolving credit loan was undrawn.
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

Other Operations Debt

As of September 30, 2020, debt in White Mountains’s Other Operations segment consisted of two secured credit facilities. The first credit facility has a maximum borrowing capacity of $16.3 million, which is comprised of a term loan of $11.3 million, a delayed-draw term loan of $3.0 million and a revolving credit loan commitment of $2.0 million, all with a maturity date of March 12, 2024. As of September 30, 2020, the term loans had an outstanding balance of $9.8 million and the revolving credit loan was undrawn. The second credit facility has a maximum borrowing capacity of $15.0 million, which is comprised of a term loan of $9.0 million, a delayed-draw term loan of $4.0 million and a revolving credit loan commitment of $2.0 million, all with a maturity date of July 2, 2025. As of September 30, 2020, the term loans had an outstanding balance of $9.0 million and the revolving credit loan was undrawn.

Compliance

At September 30, 2020, White Mountains was in compliance in all material respects with the covenants under all of its debt instruments.

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
White Mountains’s income tax expense related to pre-tax income from continuing operations for the three and nine months ended September 30, 2020 represented an effective tax rate of 30.7% and 33.7%. The effective tax rate was different from the U.S. statutory rate of 21.0% due to tax expense associated with the reorganization of the Guilford Holdings, Inc. consolidated U.S. tax group (“Guilford”) in preparation for the MediaAlpha IPO and state income taxes, partially offset by income generated in jurisdictions with lower tax rates than the United States. The additional tax expense consisted of withholding taxes and the establishment of a partial valuation allowance on deferred tax assets of various service companies, other entities and investments that are included in the Other Operations segment.
White Mountains’s income tax expense related to pre-tax income from continuing operations for the three and nine months ended September 30, 2019 represented an effective tax rate of 17.2% and 5.4%. The effective tax rate was different from the U.S. statutory rate of 21.0% due to income generated in jurisdictions with lower tax rates than the United States, state income taxes and a tax benefit recorded at BAM. Also, the effective tax rate for the nine months ended September 30, 2019 was different from the U.S. statutory rate of 21.0% due to the release of a full valuation allowance on the net deferred tax assets of Guilford. Guilford includes Kudu, its investment in MediaAlpha, various service companies and certain other entities and investments that are included in the Other Operations segment. For BAM, member surplus contributions (“MSC”) and the related taxes thereon were recorded directly to non-controlling interest equity, while the valuation allowance on such taxes was recorded through the income statement. For the three and nine months ended September 30, 2019, BAM recorded a tax benefit of $3.6 million and $6.6 million associated with the valuation allowance on taxes related to MSC that is included in the effective tax rate.
In arriving at the effective tax rate for the three and nine months ended September 30, 2020 and 2019, White Mountains forecasted all income and expense items including the change in unrealized investment gains (losses) and realized investment gains (losses) for the years ending December 31, 2020 and 2019.
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

Note 7. Derivatives

NSM Interest Rate Swap

On June 15, 2018, NSM entered into an interest rate swap agreement to hedge its exposure to interest rate risk on $151.0 million of its USD denominated variable rate term loans under the NSM Bank Facility. Under the terms of the swap agreement, NSM pays a fixed rate of 2.97% and receives a variable rate, which is reset monthly, based on the then-current USD-LIBOR. As of September 30, 2020, the variable rate received by NSM under the swap agreement was 1.00%. Over the term of the swap, the notional amount decreases in accordance with the principal repayments NSM expects to make on its term loans. As of September 30, 2020, the interest rate, including the effect of the swap, for the outstanding term loans of $148.0 million that are hedged by the swap was 8.72%, excluding the effect of debt issuance costs. NSM’s obligations under the swap are secured by the same collateral securing the NSM Bank Facility on a pari passu basis. NSM does not currently hold any collateral deposits from or provide any collateral deposits to the swap counterparty.
NSM evaluated the effectiveness of the swap to hedge its interest rate risk associated with its variable rate debt and concluded at the swap inception date that the swap was highly effective in hedging that risk. NSM evaluates the effectiveness of the hedging relationship on an ongoing basis.
For the three and nine months ended September 30, 2020, White Mountains recognized net interest expense of $0.6 million and $1.9 million for the periodic net settlement payments on the swap. For the three and nine months ended September 30, 2019, White Mountains recognized net interest expense of $0.3 million and $0.6 million. As of September 30, 2020 and December 31, 2019, the estimated fair value of the swap and the accrual of the periodic net settlement payments recorded in other liabilities was $8.9 million and $6.6 million. There was no ineffectiveness in the hedge for the three and nine months ended September 30, 2020 and September 30, 2019. For the three and nine months ended September 30, 2020, the $0.5 million and $(2.3) million change in the fair value of the swap is included within White Mountains’s accumulated other comprehensive income (loss). For the three and nine months ended September 30, 2019, the $(0.8) million and $(5.1) million change in the fair value of the swap is included within White Mountains’s accumulated other comprehensive income (loss).

NSM Interest Rate Cap

On June 4, 2020, NSM entered into an interest rate cap agreement to limit its exposure to the risk of interest rate increases on the GBP denominated term loan under the NSM Bank Facility. The notional amount of the interest rate cap is £42.5 million (approximately $52.4 million based upon the foreign exchange spot rate as of the date of the transaction) and the termination date is June 4, 2022. On August 18, 2020, NSM entered into a separate interest rate cap agreement to extend the term of the original interest rate cap agreement by one year. The second interest rate cap agreement has an effective date of June 15, 2022 and a termination date of June 15, 2023.
NSM paid total initial premiums of approximately $0.1 million for the interest rate caps. Under the terms of the interest rate cap agreements, if the current GBP-LIBOR at the measurement date exceeds 1.25%, NSM will receive payments from the counterparty equal to the then-current GBP-LIBOR rate, less the 1.25% cap rate. As of September 30, 2020, the GBP-LIBOR rate was 0.06%.
NSM accounts for the interest rate caps as derivatives at fair value, with changes in fair value recognized in current period earnings within interest expense. For the three months and nine months ended September 30, 2020, White Mountains recognized a change in fair value of $(0.1) million on the interest rate caps within interest expense. As of September 30, 2020, the estimated fair value of the caps recorded in other assets was less than $0.1 million.

Note 8. Municipal Bond Guarantee Insurance

In 2012, HG Global was capitalized with $594.5 million from White Mountains and $14.5 million from non-controlling interests to fund the initial capitalization of BAM, a newly formed mutual municipal bond insurer. As of September 30, 2020, White Mountains owned 96.9% of HG Global’s preferred equity and 88.4% of its common equity. HG Global, together with its subsidiaries, provided the initial capitalization of BAM through the purchase of $503.0 million of BAM Surplus Notes. At inception, BAM and HG Re also entered into a first loss reinsurance treaty (“FLRT”). HG Re provides first loss reinsurance protection up to 15%-of-par outstanding on each municipal bond and surety insured by BAM. For capital appreciation bonds, par is adjusted to the estimated equivalent par value for current interest paying bonds. In return, BAM cedes 60% of the risk premium charged for insuring the municipal bond, net of a ceding commission.
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
As of September 30, 2020 and December 31, 2019, the Collateral Trusts held assets of $813.8 million and $786.7 million, which included $409.7 million and $457.6 million of BAM Surplus Notes and $4.7 million and $7.5 million of interest receivable on the BAM Surplus Notes. As of September 30, 2020 and December 31, 2019, total interest receivable on the BAM Surplus Notes was $159.8 million and $162.7 million.
The following table presents a schedule of BAM’s insured obligations as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Contracts outstanding	10,495	8,987
Remaining weighted average contract period outstanding (in years)	10.7	10.7
Contractual debt service outstanding (in millions):
Principal	$70,954.1	$62,250.5
Interest	34,842.8	31,799.7
Total debt service outstanding	$105,796.9	$94,050.2

Gross unearned insurance premiums (in millions)	$226.9	$198.4

The following table presents a schedule of BAM’s future premium revenues as of September 30, 2020:

Millions	September 30, 2020
October 1, 2020 - December 31, 2020	$5.3

January 1, 2021 - March 31, 2021	5.3
April 1, 2021 - June 30, 2021	5.2
July 1, 2021 - September 30, 2021	5.1
October 1, 2021 - December 31, 2021	5.1
Total 2021	20.7

2022	19.6
2023	18.4
2024	17.2
2025	15.9
2026 and thereafter	129.8
Total gross unearned insurance premiums	$226.9

The following table presents a schedule of net written premiums and net earned premiums included in White Mountains’s HG Global/BAM segment for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2020	2019	2020	2019
Written premiums:
Direct	$14.4	$10.2	$45.5	$30.6
Assumed	—	10.6	.1	10.6
Gross written premiums	$14.4	$20.8	$45.6	$41.2
Earned premiums:
Direct	$5.3	$4.4	$14.5	$11.9
Assumed	.9	.8	2.7	1.8
Gross earned premiums	$6.2	$5.2	$17.2	$13.7

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
In September 2019, BAM entered into facultative quota share reinsurance agreements under which it assumed a portfolio of municipal bond guarantee contracts with a par value of $1.1 billion. In the second quarter of 2020, BAM modified the facultative quota share reinsurance agreement to assume additional municipal bond guarantee contracts with a par value of $36.9 million.
In November 2018, BAM entered into a 100% quota share facultative quota share reinsurance agreement under which it assumed a portfolio of municipal bond guarantee contracts with a par value of $2.2 billion. None of the contracts assumed were non-performing and no loss reserves have been established for any of the contracts, either as of the transaction dates or as of September 30, 2020. The agreement, which covers future claims exposure only, meets the risk transfer criteria under ASC 944-20, Insurance Activities and accordingly has been accounted for as reinsurance.

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
The following table presents the Company’s computation of earnings per share from continuing operations for the three and nine months ended September 30, 2020 and 2019. See Note 17 — “Held for Sale and Discontinued Operations”.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2020	2019	2020	2019
Basic and diluted earnings per share numerators (in millions):
Net income attributable to White Mountains’s common shareholders	$232.9	$48.7	$219.5	$353.6
Less: total (loss) income from discontinued operations, net of tax	(.7)	.9	(.8)	1.6
Net income from continuing operations attributable to White Mountains’s common shareholders	$233.6	$47.8	$220.3	$352.0
Allocation of earnings to participating restricted common shares(1)	(3.2)	(.7)	(2.9)	(4.4)
Basic and diluted earnings per share numerators	$230.4	$47.1	$217.4	$347.6
Basic earnings per share denominators (in thousands):
Total average common shares outstanding during the period	3,101.8	3,185.4	3,129.0	3,180.4
Average unvested restricted common shares(2)	(43.1)	(43.4)	(40.0)	(39.6)
Basic earnings per share denominator	3,058.7	3,142.0	3,089.0	3,140.8
Diluted earnings per share denominator (in thousands):
Total average common shares outstanding during the period	3,101.8	3,185.4	3,129.0	3,180.4
Average unvested restricted common shares(2)	(43.1)	(43.4)	(40.0)	(39.6)
Diluted earnings per share denominator	3,058.7	3,142.0	3,089.0	3,140.8
Basic and diluted earnings per share (in dollars) - continuing operations:
Distributed earnings - dividends declared and paid	$—	$—	$1.00	$1.00
Undistributed earnings	75.32	15.01	69.40	109.67
Basic and diluted earnings per share	$75.32	$15.01	$70.40	$110.67

(1) Restricted shares issued by White Mountains receive dividends, and therefore, are considered participating securities.
(2) Restricted shares outstanding vest either in equal annual installments or upon a stated date. See Note 10 — “Employee Share-Based Incentive Compensation Plans”.

The following table presents the undistributed net earnings (losses) from continuing operations for the three and nine months ended September 30, 2020 and 2019. See Note 17 — “Held for Sale and Discontinued Operations”.

	Three Months Ended		Nine Months Ended
	September 30		September 30
Millions	2020	2019	2020	2019
Undistributed net earnings - continuing operations:
Net income attributable to White Mountains’s common shareholders, net of restricted common share amounts	$230.4	$47.1	$217.4	$347.6
Dividends declared, net of restricted common share amounts (1)	—	—	(3.1)	(3.2)
Total undistributed net earnings, net of restricted common share amounts	$230.4	$47.1	$214.3	$344.4
(1) Restricted shares issued by White Mountains receive dividends, and are therefore considered participating securities.

Note 10. Employee Share-Based Incentive Compensation Plans

White Mountains’s Long-Term Incentive Plan (the “WTM Incentive Plan”) provides for grants of various types of share-based and non-share-based incentive awards to key employees of White Mountains. As of September 30, 2020, White Mountains’s share-based compensation incentive awards consist of performance shares and restricted shares.

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
The following table presents the performance share activity for the three and nine months ended September 30, 2020 and 2019 for performance shares granted under the WTM Incentive Plan:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	42,458	$15.8	42,473	$30.8	42,473	$43.7	40,616	$31.7
Shares paid (1)	—	—	—	—	(14,070)	(27.7)	(13,715)	(18.1)
New grants	—	—	—	—	14,055	—	15,600	—
Forfeitures and cancellations(2)	—	(.3)	—	—	—	.1	(28)	—
Expense recognized	—	13.6	—	5.6	—	13.0	—	22.8
End of period	42,458	$29.1	42,473	$36.4	42,458	$29.1	42,473	$36.4
(1) WTM performance share payments in 2020 for the 2017-2019 performance cycle, which were paid in cash in March 2020, ranged from 174% to 180% of target.  WTM performance share payments in 2019 for the 2016-2018 performance cycle, which were paid in cash in March 2019, ranged from 139% to 166% of target.
(2) Amounts include changes in assumed forfeitures, as required under GAAP.

During the nine months ended September 30, 2020, White Mountains granted 14,055 performance shares for the 2020-2022 performance cycle. During the nine months ended September 30, 2019, White Mountains granted 15,600 performance shares for the 2019-2021 performance cycle.
For performance shares earned in the 2017-2019 and 2016-2018 performance cycles, all performance shares earned were settled in cash. If all the outstanding WTM performance shares had vested on September 30, 2020, the total additional compensation cost to be recognized would have been $19.4 million, based on accrual factors (common share price and payout assumptions) as of September 30, 2020.
The following table presents performance shares outstanding and accrued expense for performance shares awarded under the WTM Incentive Plan as of September 30, 2020 for each performance cycle:

	Nine Months Ended September 30, 2020
Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense
Performance cycle:
2018 – 2020	13,450	$15.4
2019 – 2021	15,600	10.6
2020 – 2022	14,055	3.6
Sub-total	43,105	29.6
Assumed forfeitures	(647)	(.5)
September 30, 2020	42,458	$29.1

Restricted Shares

Restricted shares are grants of a specified number of common shares that generally vest at the end of a three-year service period. The following table presents the unrecognized compensation cost associated with the outstanding restricted share awards for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
Millions, except share amounts	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value
Non-vested,
Beginning of period	43,105	$23.0	43,395	$21.9	43,395	$16.7	41,510	$12.5
Issued	—	—	—	—	14,055	15.1	15,600	14.5
Vested	—	—	—	—	(14,345)	—	(13,715)	—
Forfeited	—	—	—	—	—	—	—	—
Expense recognized	—	(3.6)	—	(2.6)	—	(12.4)	—	(7.7)
End of period	43,105	$19.4	43,395	$19.3	43,105	$19.4	43,395	$19.3

During the nine months ended September 30, 2020, White Mountains issued 14,055 restricted shares that vest on January 1, 2023. During the nine months ended September 30, 2019, White Mountains issued 15,600 restricted shares that vest on January 1, 2022. The unamortized issue date fair value as of September 30, 2020 is expected to be recognized ratably over the remaining vesting periods.

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
On January 1, 2019, White Mountains adopted ASU 2016-02, Leases (ASC 842). See Note 1 — “Basis of Presentation and Significant Accounting Policies” — Basis of Presentation and Significant Accounting Policies. Prior to adoption of ASU 2016-02, White Mountains recognized lease expense for operating leases on a straight-line basis, but did not recognize lease assets or liabilities on its consolidated balance sheet. Upon adoption on January 1, 2019, White Mountains recognized lease right-of-use (“ROU”) assets of $23.2 million and lease liabilities of $23.2 million, within other assets and liabilities. As of September 30, 2020 and December 31, 2019, the ROU asset was $38.3 million and $22.6 million and lease liabilities were $39.1 million and $22.8 million.
The following table summarizes net lease expense recognized in White Mountains’s consolidated statement of operations for the three and nine months ended September 30, 2020 and 2019:

Millions	Three Months Ended September 30,		Nine Months Ended September 30,
Lease Cost	2020	2019	2020	2019
Lease cost	$1.6	$1.9	$5.7	$5.4
Less: sublease income	.1	.1	.3	.3
Net lease cost	$1.5	$1.8	$5.4	$5.1

The following table presents the contractual maturities of the lease liabilities associated with White Mountains’s operating lease agreements as of September 30, 2020:

Millions	As of September 30, 2020
Remainder of 2020	$1.8
2021	7.6
2022	7.1
2023	6.9
2024	5.7
Thereafter	17.2
Total undiscounted lease payments	46.3
Less: present value adjustment	7.2
Operating lease liability	$39.1

The following tables present lease related assets and liabilities by reportable segment as of September 30, 2020 and December 31, 2019:

	As of September 30, 2020
Millions	HG/BAM	NSM	Kudu	Other Operations	Total	Weighted Average Incremental Borrowing Rate (1)
ROU lease asset	$9.9	$17.0	$2.1	$9.3	$38.3	4.6%
Lease liability	$9.9	$17.0	$2.1	$10.1	$39.1
(1) The present value of the remaining lease payments was determined by discounting the lease payments using the incremental borrowing rate.

	As of December 31, 2019
Millions	HG/BAM	NSM	Kudu	Other Operations	Total	Weighted Average Incremental Borrowing Rate (1)
ROU lease asset	$10.4	$4.8	$2.3	$5.1	$22.6	4.6%
Lease liability	$10.4	$4.8	$2.3	$5.3	$22.8
(1) The present value of the remaining lease payments was determined by discounting the lease payments using the incremental borrowing rate.

Note 12. Non-controlling Interests

Non-controlling interests consist of the ownership interests of non-controlling shareholders in consolidated entities and are presented separately on the balance sheet.
The following table presents the balance of non-controlling interests included in White Mountains’s total equity and the related percentage of each consolidated entity’s total equity owned by non-controlling shareholders as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
$ in Millions	Non-controlling Percentage	Non-controlling Equity	Non-controlling Percentage	Non-controlling Equity
Non-controlling interests, excluding BAM
HG Global	3.1%	$14.1	3.1%	$14.4
NSM	3.4%	16.9	3.6%	14.9
Kudu	.8%	2.2	.9%	2.2
Other	various	(1.3)	various	(1.6)
Total, excluding BAM		31.9		29.9
BAM	100.0%	(130.4)	100.0%	(146.7)
Total non-controlling interests		$(98.5)		$(116.8)

Note 13. Segment Information

As of September 30, 2020, White Mountains conducted its operations through four segments: (1) HG Global/BAM, (2) NSM, (3) Kudu and (4) Other Operations. In addition, MediaAlpha was consolidated as a reportable segment until the date of the MediaAlpha Transaction.
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
Significant intercompany transactions among White Mountains’s segments have been eliminated herein. The following tables present the financial information for White Mountains’s segments for the three and nine months ended September 30, 2020 and 2019:

Millions	HG Global/ BAM	NSM	Kudu	Other Operations	Total
Three Months Ended September 30, 2020
Earned insurance premiums	$6.2	$—	$—	$—	$6.2
Net investment income	4.7	—	6.4	60.1	71.2
Net realized and unrealized investment gains	3.2	—	9.8	293.6	306.6
Advertising and commission revenues	—	58.2	—	2.1	60.3
Other revenue	.4	12.5	.1	2.2	15.2
Total revenues	14.5	70.7	16.3	358.0	459.5
Insurance acquisition expenses	1.6	—	—	—	1.6
Other underwriting expenses	.1	—	—	—	.1
Cost of sales	—	—	—	2.3	2.3
General and administrative expenses	13.9	42.9	2.2	44.3	103.3
Broker commission expense	—	17.1	—	—	17.1
Change in fair value of contingent consideration earnout liabilities	—	.7	—	—	.7
Amortization of other intangible assets	—	5.1	.1	.2	5.4
Interest expense	—	6.1	1.4	.3	7.8
Total expenses	15.6	71.9	3.7	47.1	138.3
Pre-tax (loss) income	$(1.1)	$(1.2)	$12.6	$310.9	$321.2

Millions	HG Global/ BAM	NSM	Kudu	Other Operations	Total
Nine Months Ended September 30, 2020
Earned insurance premiums	$17.2	$—	$—	$—	$17.2
Net investment income	15.1	—	19.3	79.3	113.7
Net realized and unrealized investment gains	23.7	—	1.5	277.6	302.8
Advertising and commission revenues	—	174.2	—	6.1	180.3
Other revenue	2.1	37.6	.2	6.0	45.9
Total revenues	58.1	211.8	21.0	369.0	659.9
Insurance acquisition expenses	5.4	—	—	—	5.4
Other underwriting expenses	.3	—	—	—	.3
Cost of sales	—	—	—	6.5	6.5
General and administrative expenses	41.1	131.0	7.5	87.1	266.7
Broker commission expense	—	56.4	—	—	56.4
Change in fair value of contingent consideration earnout liabilities	—	(1.6)	—	—	(1.6)
Amortization of other intangible assets	—	16.2	.3	.6	17.1
Interest expense	—	16.1	4.3	.8	21.2
Total expenses	46.8	218.1	12.1	95.0	372.0
Pre-tax income (loss)	$11.3	$(6.3)	$8.9	$274.0	$287.9

Millions	HG Global/BAM	NSM	Kudu	Other Operations	Total
Three Months Ended September 30, 2019
Earned insurance premiums	$5.2	$—	$—	$—	$5.2
Net investment income	5.4	—	4.6	8.4	18.4
Net realized and unrealized investment gains	7.1	—	2.7	57.2	67.0
Advertising and commission revenues	—	49.4	—	1.9	51.3
Other revenue	.3	10.5	.2	2.6	13.6
Total revenues	18.0	59.9	7.5	70.1	155.5
Insurance acquisition expenses	1.4	—	—	—	1.4
Other underwriting expenses	.1	—	—	—	.1
Cost of sales	—	—	—	2.3	2.3
General and administrative expenses	12.5	33.3	4.5	27.7	78.0
Broker commission expense	—	15.3	—	—	15.3
Change in fair value of contingent consideration earnout liabilities	—	(2.0)	—	—	(2.0)
Amortization of other intangible assets	—	4.4	.2	—	4.6
Interest expense	—	4.4	—	.3	4.7
Total expenses	14.0	55.4	4.7	30.3	104.4
Pre-tax income	$4.0	$4.5	$2.8	$39.8	$51.1

Millions	HG Global/ BAM	NSM	Kudu (1)	MediaAlpha (2)	Other Operations	Total
Nine Months Ended September 30, 2019
Earned insurance premiums	$13.7	$—	$—	$—	$—	$13.7
Net investment income	16.1	—	8.6	—	30.7	55.4
Net realized and unrealized investment gains	30.4	—	3.1	—	199.6	233.1
Realized gain and unrealized investment gain from the MediaAlpha Transaction	—	—	—	—	182.2	182.2
Advertising and commission revenues	—	147.6	—	48.8	4.5	200.9
Other revenue	1.3	27.7	.2	—	3.6	32.8
Total revenues	61.5	175.3	11.9	48.8	420.6	718.1
Insurance acquisition expenses	4.1	—	—	—	—	4.1
Other underwriting expenses	.3	—	—	—	—	.3
Cost of sales	—	—	—	40.6	5.0	45.6
General and administrative expenses	39.1	91.4	6.7	12.5	87.2	236.9
Broker commission expense	—	48.9	—	—	—	48.9
Change in fair value of contingent consideration earnout liabilities	—	5.6	—	—	—	5.6
Amortization of other intangible assets	—	13.5	.2	1.6	.1	15.4
Interest expense	—	12.2	—	.2	.3	12.7
Total expenses	43.5	171.6	6.9	54.9	92.6	369.5
Pre-tax income (loss)	$18.0	$3.7	$5.0	$(6.1)	$328.0	$348.6
(1) Kudu's results are from April 4, 2019, the date White Mountains began consolidating Kudu, to September 30, 2019.
(2) MediaAlpha’s results are from January 1, 2019 to February 26, 2019, the date of the MediaAlpha Transaction.

In compliance with ASC 606, Revenues from Contracts with Customers, the following tables present White Mountains’s total revenues by revenue source for the three months ended September 30, 2020 and 2019:

Millions	HG Global/BAM	NSM	Kudu	Other Operations	Total
Three Months Ended September 30, 2020
Commission and other revenue
Specialty Transportation	$—	$21.9	$—	$—	$21.9
Real Estate	—	6.0	—	—	6.0
Social Services	—	8.6	—	—	8.6
Pet	—	14.7	—	—	14.7
United Kingdom	—	13.9	—	—	13.9
Other	—	5.6	—	2.1	7.7
Total commission and other revenue	—	70.7	—	2.1	72.8
Product revenues	—	—	—	2.0	2.0
Revenues from contracts with customers	—	70.7	—	4.1	74.8
Other revenues (1)	14.5	—	16.3	353.9	384.7
Total revenues	$14.5	$70.7	$16.3	$358.0	$459.5

(1)	Other revenues consist of premiums, investment income, investment gains and losses and other revenues outside the scope of ASC 606, Revenues from Contracts with Customers.

Millions	HG Global/BAM	NSM	Kudu	Other Operations	Total
Nine Months Ended September 30, 2020
Commission and other revenue
Specialty Transportation	$—	$66.1	$—	$—	$66.1
Real Estate	—	32.7	—	—	32.7
Social Services	—	22.2	—	—	22.2
Pet	—	39.8	—	—	39.8
United Kingdom (2)	—	36.3	—	—	36.3
Other	—	14.7	—	6.1	20.8
Total commission and other revenue	—	211.8	—	6.1	217.9
Product revenues	—	—	—	6.4	6.4
Revenues from contracts with customers	—	211.8	—	12.5	224.3
Other revenues (1)	58.1	—	21.0	356.5	435.6
Total revenues	$58.1	$211.8	$21.0	$369.0	$659.9
(1) Other revenues consist of premiums, investment income, investment gains and losses and other revenues outside the scope of ASC 606, Revenues from Contracts with Customers.
(2) Includes the results of Kingsbridge from April 7, 2020, the date of the Kingsbridge transaction.

Millions	HG Global/BAM	NSM	Kudu	Other Operations	Total
Three Months Ended September 30, 2019
Commission and other revenue
Specialty Transportation	$—	$20.6	$—	$—	$20.6
Real Estate	—	4.9	—	—	4.9
Social Services	—	7.4	—	—	7.4
Pet	—	10.4	—	—	10.4
United Kingdom	—	11.2	—	—	11.2
Other	—	5.4	—	1.9	7.3
Total commission and other revenue	—	59.9	—	1.9	61.8
Products	—	—	—	2.5	2.5
Total revenues from contracts with customers	—	59.9	—	4.4	64.3
Other revenues (1)	18.0	—	7.5	65.7	91.2
Total revenues	$18.0	$59.9	$7.5	$70.1	$155.5

(1)	Other revenues consist of premiums, investment income, investment gains and losses and other revenues outside the scope of ASC 606, Revenues from Contracts with Customers.

Millions	HG Global/BAM	NSM	Kudu	MediaAlpha	Other Operations	Total
Nine Months Ended September 30, 2019
Commission and other revenue
Specialty Transportation	$—	$60.3	$—	$—	$—	$60.3
Real Estate	—	25.4	—	—	—	25.4
Social Services	—	19.7	—	—	—	19.7
Pet	—	19.9	—	—	—	19.9
United Kingdom	—	35.5	—	—	—	35.5
Other	—	14.5	—	—	4.5	19.0
Total commission and other revenue	—	175.3	—	—	4.5	179.8
Advertising revenues	—	—	—	48.8	—	48.8
Revenues from contracts with customers	—	175.3	—	48.8	4.5	228.6
Products	—	—	—	—	3.1	3.1
Total revenues from contracts with customers	—	175.3	—	48.8	7.6	231.7
Other revenues (1)	61.5	—	11.9	—	413.0	486.4
Total revenues	$61.5	$175.3	$11.9	$48.8	$420.6	$718.1

(1)	Other revenues consist of premiums, investment income, investment gains and losses and other revenues outside the scope of ASC 606, Revenues from Contracts with Customers.

Note 14. Equity-Method Eligible Investments

White Mountains’s equity method eligible investments include certain unconsolidated entities, Kudu’s Participation Contracts, private equity funds and hedge funds in which White Mountains has the ability to exert significant influence over the investee’s operating and financial policies.
The following table presents the carrying values of White Mountains’s equity method eligible investments recorded within other long-term investments as of September 30, 2020 and December 31, 2019:

Millions	September 30, 2020	December 31, 2019
Equity method eligible investments, at fair value	$1,087.0	$761.7
Other, at fair value (1)	84.2	94.6
Total other long-term investments	$1,171.2	$856.3
(1) Consists of other long-term investments that are not equity method eligible.

The following table presents White Mountains’s significant equity method eligible investments as of September 30, 2020 and December 31, 2019:

	Basic Ownership Interest
Investee	September 30, 2020	December 31, 2019	Instrument Held
PassportCard/DavidShield (1)	53.8%	50.0%	Common shares
MediaAlpha	48.3%	48.3%	Units
durchblicker	45.0%	45.0%	Common shares
Elementum	30.0%	30.0%	Limited partnership interest
Tuckerman Capital Funds	14.5 - 62.2%	17.5 - 62.4%	Limited and general partnership interests
Enlightenment Capital Funds	9.6 - 66.7%	10.0 - 38.4%	Limited and general partnership interests
JAM Partners L.P.	—	11.1%	Limited partnership interest
Kudu Participation Contracts	3.2 - 35.0%	3.2 - 30.0%	Revenue and earnings participation contracts
(1) During the nine months ending September 30, 2020, White Mountains made an additional $15 million investment in PassportCard/DavidShield. See Note 2 — “Significant Transactions”.

As a result of the MediaAlpha Transaction, White Mountains reduced its ownership interest of the basic units outstanding of MediaAlpha from 61.0% to 48.3% (58.9% to 42.0% on a fully diluted, fully converted basis). White Mountains’s remaining ownership interest in MediaAlpha no longer meets the criteria for a controlling ownership interest and, accordingly, White Mountains deconsolidated MediaAlpha as of February 26, 2019. Upon deconsolidation, White Mountains’s investment in MediaAlpha met the criteria to be accounted for under the equity method or under the fair value option. White Mountains elected the fair value option and the investment in MediaAlpha was initially measured at its estimated fair value of $114.7 million as of March 31, 2019, with the change in fair value of $114.7 million recognized as an unrealized investment gain. For the three and nine months ended September 30, 2019, White Mountains recognized $35.3 million and $150.0 million in unrealized investment gains associated with its investment in MediaAlpha including changes in the fair value of White Mountains’s investment in MediaAlpha subsequent to the MediaAlpha Transaction. For the three and nine months ended September 30, 2020, White Mountains recognized $250.0 million and $295.0 million in unrealized investment gains associated with its investment in MediaAlpha.
On October 30, 2020, MediaAlpha completed an initial public offering. As a result, the valuation of White Mountains’s investment in MediaAlpha will be based on the market value of MediaAlpha’s common stock in periods subsequent to the IPO. See Note 18 — “Subsequent Events”.
White Mountains’s consolidated statement of comprehensive income and its segment disclosures include MediaAlpha’s results of operations for the period from January 1, 2019 through February 26, 2019. See Note 2 — “Significant Transactions”. For the period from February 26, 2019 to September 30, 2019, MediaAlpha was considered a significant subsidiary. For the period from February 26, 2019 to September 30, 2019, MediaAlpha’s total revenues, total expenses, and net income were $233.1 million, $220.6 million, and $12.5 million.

The following tables present summarized financial information for MediaAlpha which is considered a significant subsidiary for the nine months ending September 30, 2020:

Millions	September 30, 2020	December 31, 2019
Balance sheet data:
Total assets	$135.7	$105.4
Total liabilities	$460.8	$144.9

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2020	2019	2020	2019
Income statement data:
Total revenues	$151.5	$110.4	$394.6	$281.9
Total expenses	$(144.1)	$(102.6)	$(368.2)	$(274.5)
Net income	$7.4	$7.8	$26.4	$7.4

Note 15. Fair Value of Financial Instruments

White Mountains records its financial instruments at fair value with the exception of debt obligations, which are recorded as debt at face value less unamortized original issue discount.
The following table presents the fair value and carrying value of this financial instrument as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
Millions	Fair Value	Carrying Value	Fair Value		Carrying Value
NSM Bank Facility	$276.1	$268.8	$221.2		$217.4
Other NSM debt	$1.6	$1.4	$1.7		$1.8
Kudu Bank Facility	$74.4	$71.0	$53.6	(1)	$53.6
Other Operations debt	$18.5	$18.2	$11.3		$10.7

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
The following description presents significant legal contingencies, ongoing non-claims related litigation or arbitration as of September 30, 2020:

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

Sirius Group Tax Contingency
A subsidiary of Sirius International Insurance Group, Ltd. (“Sirius Group”), which was sold by White Mountains in 2016, has been denied interest deductions by the Swedish Tax Authority (“STA”) for tax years 2013-2016.  In October 2018, the Swedish Administrative Court ruled against Sirius Group on its appeal of the Swedish Tax Agency’s denial of certain interest deductions relating to periods prior to the sale of Sirius Group to CM International Holding PTE Ltd, the Singapore-based investment arm of China Minsheng Investment Corp., Ltd. In connection with the sale, White Mountains indemnified Sirius Group against the loss of certain tax attributes, including those related to these interest deductions. As of September 30, 2020 and December 31, 2019, White Mountains reported a liability of $17.2 million and $16.5 million, reflecting the value of these interest deductions. For both the three and nine months ended September 30, 2020, the change in the liability of $0.7 million was related to foreign currency translation and included within net loss on sale of discontinued operations. For the three and nine months ended September 30, 2019, the decrease in the liability of $0.9 million and $1.6 million was related to foreign currency translation and included within net gain on sale of discontinued operations. Sirius Group has appealed the decision to the Swedish Administrative Court of Appeal.

Note 17. Held for Sale and Discontinued Operations

Sirius Group

As of September 30, 2020 and December 31, 2019, White Mountains recorded a liability of $17.2 million and $16.5 million, related to the Sirius Group tax contingency. For both the three and nine months ended September 30, 2020, the change in the liability of $0.7 million was related to foreign currency translation and included within net loss on sale of discontinued operations. For the three and nine months ended September 30, 2019, the decrease change in the liability of $0.9 million and $1.6 million was related to foreign currency translation and included within net gain on sale of discontinued operations. See Note 16 — “Commitments and Contingencies”.

Other

As of December 31, 2017, White Mountains has classified its Guilford, Connecticut property, which consists of an office building and adjacent land, as held for sale. On August 20, 2020, the office building was sold for $2.3 million. For both the three and nine months ended September 30, 2020, White Mountains recognized $0.1 million of realized loss on the sale of the office building. As of September 30, 2020, the adjacent land has been measured at its estimated fair value, net of costs of disposal, of $0.7 million. As of December 31, 2019, the property was measured at its estimated fair value, net of costs of disposal, of $3.0 million.

Earnings Per Share from Discontinued Operations

White Mountains calculates earnings per share using the two-class method, which allocates earnings between common and unvested restricted common shares. Both classes of shares participate equally in earnings on a per share basis. Basic earnings per share amounts are based on the weighted average number of common shares outstanding adjusted for unvested restricted common shares. Diluted earnings per share amounts are also impacted by the net effect of potentially dilutive common shares outstanding. The following table presents the Company’s computation of earnings per share for discontinued operations for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2020	2019	2020	2019
Basic and diluted earnings per share numerators (in millions):
Net income attributable to White Mountains’s common shareholders	$232.9	$48.7	$219.5	$353.6
Less: total income from continuing operations, net of tax	233.6	47.8	220.3	352.0
Net (loss) income from discontinued operations attributable to White Mountains’s common shareholders	$(.7)	$.9	$(.8)	$1.6
Allocation of earnings to participating restricted common shares (1)	—	—	—	—
Basic and diluted (losses) earnings per share numerators (2)	$(.7)	$.9	$(.8)	$1.6
Basic earnings per share denominators (in thousands):
Total average common shares outstanding during the period	3,101.8	3,185.4	3,129.0	3,180.4
Average unvested restricted common shares (3)	(43.1)	(43.4)	(40.0)	(39.6)
Basic earnings per share denominator	3,058.7	3,142.0	3,089.0	3,140.8
Diluted earnings per share denominator (in thousands):
Total average common shares outstanding during the period	3,101.8	3,185.4	3,129.0	3,180.4
Average unvested restricted common shares (3)	(43.1)	(43.4)	(40.0)	(39.6)
Diluted earnings per share denominator	3,058.7	3,142.0	3,089.0	3,140.8
Basic and diluted (losses) earnings per share (in dollars) - discontinued operations:	$(.23)	$.28	$(.26)	$.50
(1) Restricted shares issued by White Mountains contain dividend participation features, and therefore, are considered participating securities.
(2) Net earnings attributable to White Mountains’s common shareholders, net of restricted share amounts, is equal to undistributed earnings for the three and nine months ended September 30, 2020 and 2019.
(3) Restricted common shares outstanding vest either in equal annual installments or upon a stated date. See Note 10 — “Employee Share-Based Incentive Compensation Plans”.

Note 18. Subsequent Events

MediaAlpha IPO
On October 30, 2020, MediaAlpha completed an initial public offering. At the IPO price of $19.00 per share, MediaAlpha had an equity market capitalization of approximately $1.2 billion and an enterprise valuation of approximately $1.4 billion. In the offering, White Mountains sold 3,609,894 shares and received total proceeds of $63.8 million. Following the completion of the MediaAlpha IPO, White Mountains owns 20,532,202 MediaAlpha shares, representing a 32.3% fully-diluted ownership interest. At the IPO price of $19.00 per share, the value of White Mountains’s remaining investment in MediaAlpha was $390.1 million. At the October month-end closing price of $33.83 per share, the value of White Mountains’s investment in MediaAlpha was $694.6 million.

Agreement to Acquire Ark Insurance
On October 1, 2020, White Mountains entered into a subscription and purchase agreement (the “Ark SPA”) with Ark Insurance Holdings Limited (“Ark”) and certain selling shareholders (collectively with Ark, the “Ark Sellers”). Certain Ark Sellers also entered into a related management warranty deed (together with the Ark SPA, the “Ark Acquisition Agreement”) pursuant to which they made certain warranties about the Ark business. Ark manages the underwriting of syndicates 4020 and 3902 at Lloyd's, which underwrite a diversified and balanced portfolio of reinsurance and insurance, including property, accident & health, energy, marine and political risks.
Under the terms of the Ark Acquisition Agreement, White Mountains will contribute $605.4 million of equity capital to Ark, at a pre money valuation of $300.0 million, and will also purchase $40.9 million of shares from the selling shareholders. White Mountains will also commit to contribute up to an additional $200.0 million of equity capital to Ark in 2021 (collectively, the “Ark Transaction”). Total post-closing capitalization of Ark is expected to exceed $800.0 million ($1.0 billion if the additional $200.0 million is contributed). At closing, White Mountains will own 72.0% of Ark on a basic shares outstanding basis (63.0% on a fully-diluted, fully-converted basis, taking account of management’s equity incentives). If the additional $200.0 million is contributed in full, White Mountains will own 77.1% of Ark on a basic shares outstanding basis (67.5% on a fully-diluted, fully-converted basis). Management’s equity incentives are subject to an 8% rate of return threshold with no catch-up. All shares outstanding not owned by White Mountains will be owned by management rollover shareholders.
In the future, management rollover shareholders could earn additional shares in the company if and to the extent that White Mountains achieves certain multiple of invested capital return thresholds.  These additional shares are generally eligible to vest in three equal tranches at multiple on invested capital (“MOIC”) thresholds of 2.0x, 2.5x and 3.0x. If fully earned, these additional shares would represent 12.5% of the shares outstanding at closing.
The Ark Transaction is expected to close in January 2021. The Ark Transaction is subject to the receipt of regulatory approvals, receipt by Ark’s Bermuda reinsurer of an indicative rating letter from A.M. Best indicating a rating of “A-” or higher, receipt by Ark of $150.0 million of letters of credit, the non-occurrence of a material adverse effect and other customary closing conditions.
On October 26, 2020, A.M. Best assigned Ark a preliminary credit assessment of “A”. On November 3, 2020, Ark received a commitment for $150.0 million of letters of credit. If all closing conditions are satisfied before December 15, 2020, White Mountains has committed to pre-fund up to $400.0 million of its capital contribution at that time, with the closing then occurring on January 1, 2021.

COVID-19
On January 30, 2020, the spread of novel coronavirus (“COVID-19”) was declared a Public Health Emergency of International Concern by the World Health Organization. Subsequently, on March 11, 2020, the WHO characterized the COVID-19 outbreak as a pandemic. White Mountains continues to monitor the impact of the COVID-19 pandemic but, as the pandemic is ongoing, White Mountains cannot determine the ultimate impact it may have on the global financial markets, the overall economy and on White Mountains’s businesses, results of operations and financial condition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains “forward-looking statements”. White Mountains intends statements that are not historical in nature, which are hereby identified as forward-looking statements, to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. White Mountains cannot promise that its expectations in such forward-looking statements will turn out to be correct. White Mountains’s actual results could be materially different from and worse than its expectations. See “FORWARD-LOOKING STATEMENTS” on page 86 for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements.
The following discussion also includes eleven non-GAAP financial measures: (i) adjusted book value per share, (ii) book value per share and adjusted book value per share that reflect (1) the effect of revaluing White Mountains’s investment in MediaAlpha as of September 30, 2020 using the IPO price of $19.00 per share and the reversal of a $124 million deferred tax liability (“DTL”) resulting from a related internal reorganization completed in advance of the MediaAlpha IPO in October, and (2) the effect of further revaluing White Mountains’s investment in MediaAlpha as of September 30, 2020 to the October month-end closing price of $33.83 per share, (iii) BAM’s gross written premiums and member surplus contributions (“MSC”) from new business, (iv) NSM’s earnings before interest, taxes, depreciation and amortization (“EBITDA”), (v) NSM’s adjusted EBITDA, (vi) Kudu’s EBITDA, (vii) Kudu’s adjusted EBITDA, (viii) total consolidated portfolio return excluding MediaAlpha, (ix) total common equity securities and other long-term investments return excluding MediaAlpha, (x) other long-term investments return excluding MediaAlpha, and (xi) total adjusted capital that have been reconciled from their most comparable GAAP financial measures on page 78. White Mountains believes these measures to be useful in evaluating White Mountains’s financial performance and condition.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

Overview

White Mountains reported book value per share of $1,099 and adjusted book value per share of $1,101 as of September 30, 2020. Book value per share and adjusted book value per share both increased 8% in the third quarter of 2020. For the first nine months of 2020, book value per share increased 7% and adjusted book value per share increased 8%, including dividends.
Marking the value of White Mountains’s investment in MediaAlpha to its initial public offering (the “MediaAlpha IPO”) price of $19.00 per share and giving effect to a related internal reorganization in October, which resulted in the release of a $124 million deferred tax liability, book value per share would have been $1,132 and adjusted book value per share would have been $1,135 as of September 30, 2020.
Subsequent to the MediaAlpha IPO, each $1.00 per share increase or decrease in the stock price of MediaAlpha will result in an approximate $7 per share increase or decrease in White Mountains’s book value per share and adjusted book value per share. For example, further marking the value of White Mountains’s investment in MediaAlpha to its October month-end closing price of $33.83 per share, book value per share would have been $1,230 and adjusted book value per share would have been $1,233 as of September 30, 2020.
Comprehensive income attributable to common shareholders was $237 million and $220 million in the third quarter and first nine months of 2020, compared to comprehensive income attributable to common shareholders of $46 million and $348 million in the third quarter and first nine months of 2019. Results in the third quarter and first nine months of 2020 included $305 million and $355 million of net investment income and unrealized investment gains from White Mountains’s investment in MediaAlpha. Results in the third quarter and first nine months of 2019 included $37 million and $222 million of net investment income, realized gains and unrealized investment gains from White Mountains’s investment in MediaAlpha, $182 million of which was from MediaAlpha’s sale of a significant minority stake to Insignia Capital Group on February 26, 2019 (the “MediaAlpha Transaction”).
On October 30, 2020, MediaAlpha completed the MediaAlpha IPO. At the IPO price of $19 per share, MediaAlpha had an equity market capitalization of approximately $1.2 billion and an enterprise valuation of approximately $1.4 billion. In the offering, White Mountains sold 3,609,894 shares and received total proceeds of $64 million. Following the completion of the MediaAlpha IPO, White Mountains owns 20,532,202 MediaAlpha shares, representing a 32% fully-diluted ownership interest. At the IPO price of $19.00 per share, the value of White Mountains’s remaining investment in MediaAlpha was $390 million. At the October month-end closing price of $33.83 per share, the value of White Mountains’s remaining investment in MediaAlpha was $695 million.
White Mountains’s reported book value per share and adjusted book value per share may be subject to greater volatility in the future, as the valuation of its investment in MediaAlpha based on the market value of MediaAlpha’s common stock could be more volatile than the valuation of its investment in MediaAlpha based on the private discounted cash flow model used in White Mountains’s financial statements in periods prior to the MediaAlpha IPO.

During the third quarter of 2020, MediaAlpha secured $210 million of new third-party debt financing and used a portion of the proceeds to effect a dividend recapitalization. White Mountains received $55 million of net proceeds and recorded $55 million of net investment income related to the dividend recapitalization. Also during the third quarter of 2020, White Mountains increased the fair value of its investment in MediaAlpha by $250 million to $475 million. The increase was driven primarily by continued strong operating results, an improved outlook for the MediaAlpha business going forward and expectations for the MediaAlpha IPO.
Gross written premiums and MSC collected in the HG Global/BAM segment totaled $30 million and $93 million in the third quarter and first nine months of 2020, compared to $44 million and $84 million in the third quarter and first nine months of 2019. BAM insured municipal bonds with par value of $4.7 billion and $11.8 billion in the third quarter and first nine months of 2020, compared to $4.1 billion and $8.9 billion in the third quarter and first nine months of 2019. Total pricing was 63 and 79 basis points in the third quarter and first nine months of 2020, compared to 107 and 94 basis points in the third quarter and first nine months of 2019. BAM’s total claims paying resources were $968 million at September 30, 2020, compared to $938 million at December 31, 2019 and $930 million at September 30, 2019.
NSM reported pre-tax loss of $1 million, adjusted EBITDA of $15 million, and commission and other revenues of $71 million in the third quarter of 2020, compared to pre-tax income of $5 million, adjusted EBITDA of $13 million, and commission and other revenues of $60 million in the third quarter of 2019. NSM reported pre-tax loss of $6 million, adjusted EBITDA of $44 million, and commission and other revenues of $212 million in the first nine months of 2020, compared to pre-tax loss of $4 million, adjusted EBITDA of $39 million, and commission and other revenues of $175 million in the first nine months of 2019. Results for the third quarter and first nine months of 2020 include the results of Kingsbridge Group Limited (“Kingsbridge”), a leading provider of commercial lines insurance and consulting services to the contingent workforce in the United Kingdom, which was acquired on April 7, 2020.
Kudu reported pre-tax income of $13 million and adjusted EBITDA of $5 million in the third quarter of 2020, compared to pre-tax income of $3 million and adjusted EBITDA of $3 million in the third quarter of 2019. Pre-tax income included $10 million of unrealized gains on Kudu’s Participation Contracts, reflecting the continued recovery in investment markets and an improved outlook for Kudu’s underlying asset management businesses. Kudu reported pre-tax income of $9 million and adjusted EBITDA of $14 million in the first nine months of 2020. Pre-tax income included $2 million of unrealized gains on Kudu’s Participation Contracts, reflecting a full recovery from the impact of the market dislocation from the COVID-19 pandemic on Kudu’s underlying asset management businesses in the first quarter of 2020. In the first quarter of 2020, Kudu deployed $21 million in Creation Investments Capital Management (“Creation”), a private equity firm specializing in impact investing. In the second quarter of 2020, Kudu deployed $37 million in Sequoia Financial Group, LLC (“Sequoia”), a registered investment advisor with $4.7 billion in client assets. As of September 30, 2020, Kudu has deployed a total of $324 million in 11 asset management firms, with an average cash yield to Kudu at inception of 10.2%. The firms have total assets under management of approximately $39 billion, spanning a range of asset classes, including real estate, real assets, wealth management, hedge funds, private equity and alternative credit strategies.
White Mountains’s pre-tax total return on invested assets was 13.5% in the third quarter of 2020. This return included $305 million of net investment income and unrealized investment gains from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, White Mountains’s pre-tax total return on invested assets was 2.8% in the third quarter of 2020.  In the third quarter of 2020, White Mountains sold $507 million of common equity securities in anticipation of funding the transaction with Ark Insurance Holdings Limited. See Ark Transaction on page 51. The total return on invested assets was 3.1% in the third quarter of 2019.  This return included $37 million in unrealized investment gains and net investment income from MediaAlpha.  Excluding MediaAlpha, White Mountains’s pre-tax total return on invested assets was 1.8% in the third quarter of 2019.
White Mountains’s pre-tax total return on invested assets was 15.4% in the first nine months of 2020.  This return included $355 million in unrealized investment gains and net investment income from MediaAlpha. Excluding MediaAlpha, the total return on invested assets was 2.8% in the first nine months of 2020.  White Mountains’s total return on invested assets was 15.9% in the first nine months of 2019.  This return included $155 million in unrealized investment gains and net investment income from MediaAlpha.  Excluding MediaAlpha, the total return on invested assets was 9.9% in the first nine months of 2019.
Excluding MediaAlpha, returns in the third quarter of 2020 were driven primarily by strong equity markets following the decline experienced in the first quarter of 2020 in reaction to the COVID-19 pandemic. Excluding MediaAlpha, returns in first nine months of 2020 were primarily driven by a decline in interest rates. Excluding MediaAlpha, returns in the third quarter of 2019 were driven by a $15 million increase in the fair value of White Mountains’s investment in PassportCard/DavidShield, which was driven by continued growth in profitability metrics during the course of the year, and a decline in interest rates. Excluding MediaAlpha, returns in the first nine months of 2019 were primarily driven by strong equity markets and a decline in interest rates.

Ark Transaction
On October 1, 2020, White Mountains entered into a subscription and purchase agreement (the “Ark SPA”) with Ark Insurance Holdings Limited (“Ark”) and certain selling shareholders (collectively with Ark, the “Ark Sellers”). Certain Ark Sellers also entered into a related management warranty deed (together with the Ark SPA, the “Ark Acquisition Agreement”) pursuant to which they made certain warranties about the Ark business. Ark manages the underwriting of syndicates 4020 and 3902 at Lloyd's, which underwrite a diversified and balanced portfolio of reinsurance and insurance, including property, accident & health, energy, marine and political risks.
Under the terms of the Ark Acquisition Agreement, White Mountains will contribute $605 million of equity capital to Ark, at a pre money valuation of $300 million, and will also purchase $41 million of shares from the selling shareholders. White Mountains will also commit to contribute up to an additional $200 million of equity capital to Ark in 2021 (collectively, the “Ark Transaction”). Total post-closing capitalization of Ark is expected to exceed $800 million ($1.0 billion if the additional $200 million is contributed). At closing, White Mountains will own 72% of Ark on a basic shares outstanding basis (63% on a fully-diluted, fully-converted basis, taking account of management’s equity incentives). If the additional $200 million is contributed in full, White Mountains will own 77% of Ark on a basic shares outstanding basis (68% on a fully-diluted, fully-converted basis). Management’s equity incentives are subject to an 8% rate of return threshold with no catch-up. All shares outstanding not owned by White Mountains will be owned by management rollover shareholders.
In the future, management rollover shareholders could earn additional shares in the company if and to the extent that White Mountains achieves certain multiple of invested capital return thresholds.  These additional shares are generally eligible to vest in three equal tranches at MOIC thresholds of 2.0x, 2.5x and 3.0x. If fully earned, these additional shares would represent 13% of the shares outstanding at closing.
The Ark Transaction is expected to close in January 2021. The Ark Transaction is subject to the receipt of regulatory approvals, receipt by Ark’s Bermuda reinsurer of an indicative rating letter from A.M. Best indicating a rating of “A-” or higher, receipt by Ark of $150 million of letters of credit, the non-occurrence of a material adverse effect and other customary closing conditions.
On October 26, 2020, A.M. Best assigned Ark a preliminary credit assessment of “A”. On November 3, 2020, Ark received a commitment for $150 million of letters of credit. Closing the Ark Transaction does not require the approval of the White Mountains shareholders. If all closing conditions are satisfied before December 15, 2020, White Mountains has committed to pre-fund up to $400 million of its capital contribution at that time, with the closing then occurring on January 1, 2021.

Adjusted Book Value Per Share

The following table presents White Mountains’s book value per share and reconciles it to adjusted book value per share, a non-GAAP measure. See NON-GAAP FINANCIAL MEASURES on page 78.

	September 30, 2020	June 30, 2020	December 31, 2019	September 30, 2019
Book value per share numerators (in millions):
White Mountains’s common shareholders’ equity - GAAP book value per share numerator	$3,407.7	$3,166.0	$3,261.5	$3,193.4
Time value of money discount on expected future payments on the BAM Surplus Notes (1)	(144.3)	(146.7)	(151.6)	(132.8)
HG Global’s unearned premium reserve (1)	181.0	173.8	156.7	160.4
HG Global’s net deferred acquisition costs (1)	(49.5)	(47.0)	(41.5)	(42.0)
Adjusted book value per share numerator	$3,394.9	$3,146.1	$3,225.1	$3,179.0
Book value per share denominators (in thousands of shares):
Common shares outstanding - GAAP book value per share denominator	3,102.0	3,101.8	3,185.4	3,185.4
Unearned restricted common shares	(19.3)	(23.1)	(18.5)	(21.5)
Adjusted book value per share denominator	3,082.7	3,078.7	3,166.9	3,163.9
GAAP book value per share	$1,098.56	$1,020.71	$1,023.91	$1,002.53
Adjusted book value per share	$1,101.28	$1,021.91	$1,018.41	$1,004.76
Year-to-date dividends paid per share	$1.00	$1.00	$1.00	$1.00
(1) Amount reflects White Mountains’s preferred share ownership in HG Global of 96.9%.

Goodwill and Other Intangible Assets

During the second quarter of 2020, White Mountains performed a periodic review of NSM’s goodwill and other intangible assets to determine whether an impairment existed at June 30, 2020. An impairment of goodwill or other intangible assets occurs when the carrying value of the asset exceeds its fair value. As a result of the review, White Mountains recognized impairments of other intangible assets of $6.2 million in the second quarter of 2020. The impairments related to NSM’s write-off of intangible assets in its U.K. vertical. The impairments related to lower premium volumes, including due to the impact of the COVID-19 pandemic, and certain reorganization initiatives in the U.K. vertical. There were no other impairments of other intangible assets and no impairments of goodwill for the three and nine months ended September 30, 2020 and 2019.
The following table presents a summary of goodwill and other intangible assets that are included in White Mountains’s book value as of September 30, 2020, December 31, 2019, and September 30, 2019:

Millions	September 30, 2020		June 30, 2020		December 31, 2019	September 30, 2019
Goodwill:
NSM	$511.8	(2)	$504.9	(2)	$381.6	$397.0	(4)
Kudu	7.6		7.6		7.6	7.6
Other Operations	20.7	(3)	5.7		5.5	20.2	(4)
Total goodwill	540.1		518.2		394.7	424.8
Other intangible assets:
NSM	218.5		223.7		241.4	233.6	(4)
Kudu	1.7		1.8		2.0	2.0
Other Operations	16.0		16.2		16.6	.5	(4)
Total other intangible assets	236.2		241.7		260.0	236.1
Total goodwill and other intangible assets (1)	776.3		759.9		654.7	660.9
Goodwill and other intangible assets attributed to non-controlling interests	(27.1)		(25.9)		(23.4)	(25.0)
Goodwill and other intangible assets included in White Mountains’s common shareholders’ equity	$749.2		$734.0		$631.3	$635.9

(1)	See Note 4 — “Goodwill and Other Intangible Assets” for details of goodwill and other intangible assets.

(2)	The relative fair values of goodwill and other intangible assets recognized in connection with the acquisition of Kingsbridge had not yet been finalized at June 30, 2020 or September 30, 2020.

(3)	The relative fair values of goodwill and other intangible assets recognized in connection with an acquisition in the Other Operations segment had not yet been finalized at September 30, 2020.

(4)
The relative fair values of goodwill and other intangible assets recognized in connection with the acquisition of Embrace Pet Insurance (“Embrace”) and in Other Operations had not yet been finalized as of September 30, 2019.

Summary of Consolidated Results

The following table presents White Mountains’s consolidated financial results for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30		September 30
Millions	2020	2019	2020	2019
Revenues
Financial Guarantee revenues	$14.5	$18.0	$58.1	$61.5
Specialty Insurance Distribution revenues	70.7	59.9	211.8	175.3
Asset Management revenues (1)	16.3	7.5	21.0	11.9
Marketing Technology revenues (2)	—	—	—	48.8
Other Operations revenues	358.0	70.1	369.0	420.6
Total revenues	459.5	155.5	659.9	718.1
Expenses
Financial Guarantee expenses	15.6	14.0	46.8	43.5
Specialty Insurance Distribution expenses	71.9	55.4	218.1	171.6
Asset Management expenses (1)	3.7	4.7	12.1	6.9
Marketing Technology expenses (2)	—	—	—	54.9
Other Operations expenses	47.1	30.3	95.0	92.6
Total expenses	138.3	104.4	372.0	369.5
Pre-tax income (loss)
Financial Guarantee pre-tax (loss) income	(1.1)	4.0	11.3	18.0
Specialty Insurance Distribution pre-tax (loss) income	(1.2)	4.5	(6.3)	3.7
Asset Management pre-tax income (1)	12.6	2.8	8.9	5.0
Marketing Technology pre-tax loss (2)	—	—	—	(6.1)
Other Operations pre-tax income	310.9	39.8	274.0	328.0
Total pre-tax income	321.2	51.1	287.9	348.6
Income tax expense	(98.5)	(8.8)	(97.1)	(18.9)
Net income from continuing operations	222.7	42.3	190.8	329.7
Net (loss) income from sale of discontinued operations, net of tax	(.7)	.9	(.8)	1.6
Net income	222.0	43.2	190.0	331.3
Net loss attributable to non-controlling interests	10.9	5.5	29.5	22.3
Net income attributable to White Mountains’s common shareholders	232.9	48.7	219.5	353.6
Other comprehensive income (loss), net of tax	3.9	(2.4)	1.0	(5.8)
Comprehensive income	236.8	46.3	220.5	347.8
Comprehensive (income) loss attributable to non-controlling interests	(.1)	.1	(.3)	.3
Comprehensive income attributable to White Mountains’s common shareholders	$236.7	$46.4	$220.2	$348.1
(1) Kudu's results are from April 4, 2019, the date of the Kudu Transaction, to September 30, 2019.
(2) MediaAlpha’s results are from January 1, 2019 to February 26, 2019, the date of the MediaAlpha Transaction.

I. Summary of Operations By Segment

As of September 30, 2020, White Mountains conducted its operations through four segments: (1) HG Global/BAM, (2) NSM, (3) Kudu and (4) Other Operations. In addition, MediaAlpha was consolidated as a reportable segment until the date of the MediaAlpha Transaction. A discussion of White Mountains’s consolidated investment operations is included after the discussion of operations by segment. White Mountains’s segment information is presented in Note 13 — “Segment Information” to the Consolidated Financial Statements.
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

HG Global/BAM

The following tables present the components of pre-tax income (loss) included in White Mountains’s HG Global/BAM segment related to the consolidation of HG Global, which includes HG Re and its other wholly-owned subsidiaries, and BAM for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020
Millions	HG Global	BAM	Eliminations	Total
Direct written premiums	$—	$14.5	$—	$14.5
Assumed written premiums	12.5	—	(12.5)	—
Gross written premiums	12.5	14.5	(12.5)	14.5
Ceded written premiums	—	(12.5)	12.5	—
Net written premiums	$12.5	$2.0	$—	$14.5

Earned insurance premiums	$5.1	$1.1	$—	$6.2
Net investment income	1.8	2.9	—	4.7
Net investment income - BAM Surplus Notes	4.6	—	(4.6)	—
Net realized and unrealized investment gains	—	3.2	—	3.2
Other revenue	.2	.2	—	.4
Total revenues	11.7	7.4	(4.6)	14.5
Insurance acquisition expenses	1.1	.5	—	1.6
Other underwriting expenses	—	.1	—	.1
General and administrative expenses	.6	13.3	—	13.9
Interest expense - BAM Surplus Notes	—	4.6	(4.6)	—
Total expenses	1.7	18.5	(4.6)	15.6
Pre-tax income (loss)	$10.0	$(11.1)	$—	$(1.1)
Supplemental information:
MSC collected (1)	$—	$15.4	$—	$15.4
(1) MSC are recorded directly to BAM’s equity, which is recorded as non-controlling interest on White Mountains’s balance sheet.

	Three Months Ended September 30, 2019
Millions	HG Global	BAM	Eliminations	Total
Direct written premiums	$—	$10.2	$—	$10.2
Assumed (ceded) written premiums	17.8	10.6	(17.8)	10.6
Gross written premiums	17.8	20.8	(17.8)	20.8
Ceded written premiums	—	(17.8)	17.8	—
Net written premiums	$17.8	$3.0	$—	$20.8

Earned insurance premiums	$4.2	$1.0	$—	$5.2
Net investment income	1.8	3.6	—	5.4
Net investment income - BAM Surplus Notes	6.9	—	(6.9)	—
Net realized and unrealized investment gains	2.0	5.1	—	7.1
Other revenue	—	.3	—	.3
Total revenues	14.9	10.0	(6.9)	18.0
Insurance acquisition expenses	1.1	.3	—	1.4
Other underwriting expenses	—	.1	—	.1
General and administrative expenses	.3	12.2	—	12.5
Interest expense - BAM Surplus Notes	—	6.9	(6.9)	—
Total expenses	1.4	19.5	(6.9)	14.0
Pre-tax income (loss)	$13.5	$(9.5)	$—	$4.0
Supplemental information:
MSC collected (1)	$—	$23.0	$—	$23.0
(1) MSC are recorded directly to BAM’s equity, which is recorded as non-controlling interest on White Mountains’s balance sheet.

	Nine Months Ended September 30, 2020
Millions	HG Global	BAM	Eliminations	Total
Direct written premiums	$—	$45.5	$—	$45.5
Assumed written premiums	39.1	.1	(39.1)	0.1
Gross written premiums	39.1	45.6	(39.1)	45.6
Ceded written premiums	—	(39.1)	39.1	—
Net written premiums	$39.1	$6.5	$—	$45.6

Earned insurance premiums	$14.1	$3.1	$—	$17.2
Net investment income	6.1	9.0	—	15.1
Net investment income - BAM Surplus Notes	14.1	—	(14.1)	—
Net realized and unrealized investment gains	12.1	11.6	—	23.7
Other revenue	.3	1.8	—	2.1
Total revenues	46.7	25.5	(14.1)	58.1
Insurance acquisition expenses	3.3	2.1	—	5.4
Other underwriting expenses	—	.3	—	.3
General and administrative expenses	1.6	39.5	—	41.1
Interest expense - BAM Surplus Notes	—	14.1	(14.1)	—
Total expenses	4.9	56.0	(14.1)	46.8
Pre-tax income (loss)	$41.8	$(30.5)	$—	$11.3
Supplemental information:
MSC collected (1)	$—	$46.9	$—	$46.9
(1) MSC are recorded directly to BAM’s equity, which is recorded as non-controlling interest on White Mountains’s balance sheet.

	Nine Months Ended September 30, 2019
Millions	HG Global	BAM	Eliminations	Total
Direct written premiums	$—	$30.6	$—	$30.6
Assumed written premiums	35.2	10.6	(35.2)	10.6
Gross written premiums	35.2	41.2	(35.2)	41.2
Ceded written premiums	—	(35.2)	35.2	—
Net written premiums	$35.2	$6.0	$—	$41.2

Earned insurance premiums	$11.0	$2.7	$—	$13.7
Net investment income	5.6	10.5	—	16.1
Net investment income - BAM Surplus Notes	20.6	—	(20.6)	—
Net realized and unrealized investment gains	11.1	19.3	—	30.4
Other revenue	—	1.3	—	1.3
Total revenues	48.3	33.8	(20.6)	61.5
Insurance acquisition expenses	2.8	1.3	—	4.1
Other underwriting expenses	—	.3	—	.3
General and administrative expenses	1.2	37.9	—	39.1
Interest expense - BAM Surplus Notes	—	20.6	(20.6)	—
Total expenses	4.0	60.1	(20.6)	43.5
Pre-tax income (loss)	$44.3	$(26.3)	$—	$18.0
Supplemental information:
MSC collected (1)	$—	$42.9	$—	$42.9
(1) MSC are recorded directly to BAM’s equity, which is recorded as non-controlling interest on White Mountains’s balance sheet.

HG Global/BAM Results—Three Months Ended September 30, 2020 versus Three Months Ended September 30, 2019
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
Gross written premiums and MSC collected in the HG Global/BAM segment were $30 million in the third quarter of 2020, compared to $44 million in the third quarter of 2019. BAM insured $4.7 billion of municipal bonds, $4.4 billion of which were in the primary market, in the third quarter of 2020, compared to $4.1 billion of municipal bonds, $2.7 billion of which were in the primary market, in the third quarter of 2019. In the third quarter of 2020, institutional and retail investor concerns about credit quality continued to drive robust demand for insurance and expanded BAM’s opportunities to insure higher-quality bonds, particularly in the primary market. In the third quarter of 2019, BAM completed an assumed reinsurance transaction to insure municipal bonds with a par value of $1.1 billion.
Total pricing, which reflects both gross written premiums and MSC from new business, decreased to 63 basis points in the third quarter of 2020, compared to 107 basis points in the third quarter of 2019. See “NON-GAAP FINANCIAL MEASURES” on page 78. The decrease in total pricing was driven primarily by an increase in volume in the primary market and no assumed reinsurance transactions in the third quarter of 2020. Pricing in the primary market decreased to 57 basis points in the third quarter of 2020, compared to 61 basis points in the third quarter of 2019. Pricing in the secondary market, which is more transaction specific than pricing in the primary market, decreased to 154 basis points in the third quarter of 2020, compared to pricing in the secondary and assumed reinsurance markets of 195 basis points in the third quarter of 2019.

The following table presents the gross par value of primary and secondary market policies issued, the gross par value of assumed reinsurance, the gross written premiums and MSC collected and total pricing for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
$ in Millions	2020	2019
Gross par value of primary market policies issued	$4,420.8	$2,662.7
Gross par value of secondary market policies issued	318.7	288.6
Gross par value of assumed reinsurance	—	1,130.7
Total gross par value of market policies issued	$4,739.5	$4,082.0
Gross written premiums	$14.4	$20.8
MSC collected	15.4	23.0
Total gross written premiums and MSC collected	$29.8	$43.8
Present value of future installment MSC collections	—	.1
Gross written premium adjustments on existing installment policies	.1	—
Gross written premiums and MSC from new business	$29.9	$43.9
Total pricing	63 bps	107 bps

HG Global reported GAAP pre-tax income of $10 million in the third quarter of 2020, compared to $14 million in the third quarter of 2019. The decrease in pre-tax income was driven primarily by lower unrealized investment gains on HG Global’s investment portfolio and a decrease in interest income on the BAM Surplus Notes. Results in the third quarter of 2020 include $5 million of interest income on the BAM Surplus Notes, compared to $7 million in the third quarter of 2019. The decrease in interest income on the BAM Surplus Notes was driven primarily by a reduction in the BAM Surplus Notes principal balance after BAM made a $32 million cash payment of surplus note principal and interest in December 2019 and an additional $65 million special cash payment of surplus note principal and interest in January 2020.
BAM is a mutual insurance company that is owned by its members. BAM’s results are consolidated into White Mountains’s GAAP financial statements and attributed to non-controlling interests. White Mountains reported $11 million of GAAP pre-tax loss from BAM in the third quarter of 2020, compared to $10 million in the third quarter of 2019. The increase in pre-tax loss was driven primarily by lower investment returns in BAM’s investment portfolio, partially offset by lower interest expense on the BAM Surplus Notes. Results in the third quarter of 2020 include $5 million of interest expense on the BAM Surplus Notes and $13 million of general and administrative expenses, compared to $7 million of interest expense and $12 million of general and administrative expenses in the third quarter of 2019. The decrease in interest expense on the BAM Surplus Notes was driven primarily by a reduction in the BAM Surplus Notes principal balance after BAM made a $32 million cash payment of surplus note principal and interest in December 2019 and an additional $65 million special cash payment of surplus note principal and interest in January 2020.

COVID-19
BAM expects that investor concerns about the impact of the COVID-19 pandemic should continue to result in both increased insured penetration in the primary market and opportunities in the secondary market. The COVID-19 pandemic is negatively impacting the finances of municipalities to varying degrees, and, over time, financial stress could emerge. BAM’s existing credit portfolio is of high quality and structured to be resilient during economic slowdowns. BAM views consumption-based tax-backed credits (sales, hotel, excise), transportation-related credits (airports, mass transportation, ports and toll roads) and higher education-related credits as those most likely to be affected by pandemic-related impacts on the economy. Combined, these sectors total approximately 15% of BAM’s outstanding insured par. All BAM-insured bond payments due through November 1 have been made by insureds. BAM currently has no insured bonds on its insured credit watchlist.

HG Global/BAM Results—Nine Months Ended September 30, 2020 versus Nine Months Ended September 30, 2019
Gross written premiums and MSC collected in the HG Global/BAM segment were $93 million in the first nine months of 2020, compared to $84 million in the first nine months of 2019. BAM insured $11.8 billion of municipal bonds, $10.1 billion of which were in the primary market, in the first nine months of 2020, compared to $8.9 billion of municipal bonds, $6.7 billion of which were in the primary market, in the first nine months of 2019.
Total pricing, which reflects both gross written premiums and MSC from new business, decreased to 79 basis points in the first nine months of 2020, compared to 94 basis points in the first nine months of 2019. See “NON-GAAP FINANCIAL MEASURES” on page 78. The decrease in total pricing was driven primarily by an increase in volume in the primary market and a decrease in volume in the combined secondary and assumed reinsurance markets. Pricing in the primary market increased to 56 basis points in the first nine months of 2020, compared to 53 basis points in the first nine months of 2019. Pricing in the secondary and assumed reinsurance markets, which is more transaction specific than pricing in the primary market, decreased to 210 basis points in the first nine months of 2020, compared to 217 basis points in the first nine months of 2019.
The following table presents the gross par value of primary and secondary market policies issued, the gross par value of assumed reinsurance, the gross written premiums and MSC collected and total pricing for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
$ in Millions	2020	2019
Gross par value of primary market policies issued	$10,125.0	$6,672.7
Gross par value of secondary market policies issued	1,665.7	1,121.0
Gross par value of assumed reinsurance	$36.9	1,130.7
Total gross par value of market policies issued	$11,827.6	$8,924.4
Gross written premiums	$45.6	$41.2
MSC collected	46.9	42.9
Total gross written premiums and MSC collected	$92.5	$84.1
Present value of future installment MSC collections	.3	.3
Gross written premium adjustments on existing installment policies	.1	(.1)
Gross written premiums and MSC from new business	$92.9	$84.3
Total pricing	79 bps	94 bps

HG Global reported GAAP pre-tax income of $42 million in the first nine months of 2020, compared to $44 million in the first nine months of 2019. The decrease in pre-tax income was driven primarily by a decrease in interest income on the BAM Surplus Notes. Results in the first nine months of 2020 include $14 million of interest income on the BAM Surplus Notes, compared to $21 million in the first nine months of 2019. The decrease in interest income on the BAM Surplus Notes was driven primarily by a reduction in the BAM Surplus Notes principal balance after BAM made a $32 million cash payment of surplus note principal and interest in December 2019 and an additional $65 million special cash payment of surplus note principal and interest in January 2020.
White Mountains reported $31 million of GAAP pre-tax loss from BAM in the first nine months of 2020, compared to $26 million in the first nine months of 2019. The increase in pre-tax loss was driven primarily by lower investment returns in BAM’s investment portfolio partially offset by lower interest expense on the BAM Surplus Notes. Results in the first nine months of 2020 include $14 million of interest expense on the BAM Surplus Notes and $40 million of general and administrative expenses, compared to $21 million of interest expense and $38 million of general and administrative expenses in the first nine months of 2019. The decrease in interest expense on the BAM Surplus Notes was driven primarily by a reduction in the BAM Surplus Notes principal balance after BAM made a $32 million cash payment of surplus note principal and interest in December 2019 and an additional $65 million special cash payment of surplus note principal and interest in January 2020.
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
BAM’s claims paying resources were $968 million as of September 30, 2020, compared to $938 million as of December 31, 2019 and $930 million as of September 30, 2019. The increase in claims paying resources is primarily due to an increase in the statutory value of the collateral trusts, partially offset by a cash payment on the BAM surplus notes. In the first quarter of 2020, BAM made a $65 million cash payment on the BAM surplus notes, of which $16 million was distributed outside the collateral trusts included in BAM’s claims paying resources.
The following table presents BAM’s total claims paying resources as of September 30, 2020, December 31, 2019 and September 30, 2019:

Millions	September 30, 2020	December 31, 2019	September 30, 2019
Policyholders’ surplus	$347.2	$402.4	$422.1
Contingency reserve	81.6	68.2	64.3
Qualified statutory capital	428.8	470.6	486.4
Net unearned premiums	43.6	39.3	40.5
Present value of future installment premiums and MSC	14.4	13.7	13.7
HG Re, Ltd. collateral trusts at statutory value	381.0	314.0	289.2
Fidus Re, Ltd. collateral trust at statutory value	100.0	100.0	100.0
Claims paying resources	$967.8	$937.6	$929.8

HG Global/BAM Balance Sheets
The following tables present amounts from HG Global, which includes HG Re and its other wholly-owned subsidiaries, and BAM that are contained within White Mountains’s consolidated balance sheet as of September 30, 2020 and December 31, 2019:

	September 30, 2020
Millions	HG Global	BAM	Eliminations and Segment Adjustment	Total
Assets
Fixed maturity investments	$380.2	$451.6	$—	$831.8
Short-term investments	17.1	39.0	—	56.1
Total investments	397.3	490.6	—	887.9
Cash	14.3	35.6	—	49.9
BAM Surplus Notes	409.7	—	(409.7)	—
Accrued interest receivable on BAM Surplus Notes	159.8	—	(159.8)	—
Deferred acquisition costs	51.1	26.1	(51.1)	26.1
Insurance premiums receivable	9.7	7.2	(9.7)	7.2
Accrued investment income	2.0	3.2	—	5.2
Other assets	—	16.5	(1.5)	15.0
Total assets	$1,043.9	$579.2	$(631.8)	$991.3
Liabilities
BAM Surplus Notes(1)	$—	$409.7	$(409.7)	$—
Accrued interest payable on BAM Surplus Notes(2)	—	159.8	(159.8)	—
Preferred dividends payable to White Mountains’s subsidiaries(3)	349.6	—	—	349.6
Preferred dividends payable to non-controlling interests	12.9	—	—	12.9
Unearned insurance premiums	186.8	40.1	—	226.9
Accrued incentive compensation	.7	18.7	—	19.4
Accounts payable on unsettled investment purchases	—	6.4	—	6.4
Other liabilities	2.3	74.9	(62.3)	14.9
Total liabilities	552.3	709.6	(631.8)	630.1
Equity
White Mountains’s common shareholders’ equity	477.5	—	—	477.5
Non-controlling interests	14.1	(130.4)	—	(116.3)
Total equity	491.6	(130.4)	—	361.2
Total liabilities and equity	$1,043.9	$579.2	$(631.8)	$991.3

(1)	Under GAAP, the BAM Surplus Notes are classified as debt by the issuer. Under statutory accounting principles, they are classified as policyholders’ surplus.

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

NSM

The following table presents the components of GAAP net (loss) income, EBITDA and adjusted EBITDA included in White Mountains’s NSM segment for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2020	2019	2020	2019
Commission revenues	$58.2	$49.4	$174.2	$147.6
Broker commission expenses	17.1	15.3	56.4	48.9
Gross profit	41.1	34.1	117.8	98.7
Other revenues	12.5	10.5	37.6	27.7
General and administrative expenses	42.9	33.3	131.0	91.4
Change in fair value of contingent consideration earnout liabilities	.7	(2.0)	(1.6)	5.6
Amortization of other intangible assets	5.1	4.4	16.2	13.5
Interest expense	6.1	4.4	16.1	12.2
GAAP pre-tax (loss) income	(1.2)	4.5	(6.3)	3.7
Income tax expense (benefit)	.1	1.7	(2.8)	1.7
GAAP net (loss) income	(1.3)	2.8	(3.5)	2.0
Add back:
Interest expense	6.1	4.4	16.1	12.2
Income tax expense (benefit)	.1	1.7	(2.8)	1.7
General and administrative expenses — depreciation	1.2	.8	2.9	2.0
Amortization of other intangible assets	5.1	4.4	16.2	13.5
EBITDA (1)	11.2	14.1	28.9	31.4
Add back:
Change in fair value of contingent consideration earnout liabilities	.7	(2.0)	(1.6)	5.6
Non-cash equity-based compensation expense	1.0	—	1.0	—
Impairments of intangible assets	—	—	6.2	—
Acquisition-related transaction expenses	.6	.3	5.6	1.4
Investments made in the development of new business lines	.2	.1	.6	.3
Restructuring expenses	1.7	.3	3.2	.4
Adjusted EBITDA (1)	$15.4	$12.8	$43.9	$39.1
(1) See “NON-GAAP FINANCIAL MEASURES” on page 78.

NSM Results—Three Months Ended September 30, 2020 versus Three Months Ended September 30, 2019
NSM reported pre-tax loss of $1 million, adjusted EBITDA of $15 million and commission and other revenues of $71 million in the third quarter of 2020, compared to pre-tax income of $5 million, adjusted EBITDA of $13 million and commission and other revenues of $60 million in the third quarter of 2019. Results for the third quarter of 2020 include the results of Kingsbridge, which was acquired on April 7, 2020. NSM’s general and administrative expenses were $43 million in the third quarter of 2020, compared to $33 million in the third quarter of 2019. The increase in NSM’s general and administrative expenses in the third quarter of 2020 compared to the third quarter of 2019 was driven primarily by the acquisition of Kingsbridge, and increased technology costs and professional fees related to information systems projects. See Note 2 — “Significant Transactions”.

NSM’s business consists of over 16 active programs that are broadly categorized into six market verticals. Kingsbridge was added to the U.K. vertical in the second quarter of 2020. The following table presents the controlled premium and commission and other revenues by vertical for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020		2019
$ in Millions	Controlled Premium (1)	Commission and Other Revenues	Controlled Premium (1)	Commission and Other Revenues
Specialty Transportation	$81.6	$21.9	$78.4	$20.6
Real Estate	28.5	6.0	22.7	4.9
Social Services	34.6	8.6	29.7	7.4
Pet	35.3	14.7	23.1	10.4
United Kingdom	53.6	13.9	36.7	11.2
Other	32.2	5.6	38.6	5.4
Total	$265.8	$70.7	$229.2	$59.9
(1) Controlled Premium are total premiums placed by NSM during the period.

Specialty Transportation: NSM’s specialty transportation controlled premium and commission and other revenues increased 4% and 6% in the third quarter of 2020, compared to the third quarter of 2019, driven primarily by rate increases and contingent income growth in the collector car and tow truck markets.
Real Estate: NSM’s real estate controlled premium and commission and other revenues increased 26% and 22%, respectively, in the third quarter of 2020, compared to the third quarter of 2019, driven primarily by rate increases and strong retention rates in coverages for coastal condominium associations combined with rate increases and unit growth in NSM’s excess and surplus habitational program.
Social Services: NSM’s social services controlled premium and commission and other revenues both increased 16% in the third quarter of 2020, compared to the third quarter of 2019, driven primarily by rate increases and unit growth.
Pet: NSM’s pet controlled premium and commission and other revenues increased 53% and 41%, respectively, in the third quarter of 2020, compared to the third quarter of 2019. Organic growth in units drove the premium increase as the market benefited from strong demand during the quarter as pet adoption increased substantially as a result of the COVID-19 pandemic. The increase in commission and other revenues was less than the increase in premium as lower rate affinity business grew faster than direct market business.
United Kingdom: NSM’s United Kingdom controlled premium and commission and other revenues increased 46% and 24%, respectively, in the third quarter of 2020, compared to the third quarter of 2019, driven primarily by the acquisition of Kingsbridge. Kingsbridge contributed $9 million of controlled premium and $4 million of commission and other revenues in the third quarter of 2020. Excluding Kingsbridge, United Kingdom controlled premium increased 22% in the third quarter of 2020, compared to the third quarter of 2019, as growth in the MGA business more than offset declines in the brokerage business caused by disruption to the travel and new driver markets in the United Kingdom resulting from the COVID-19 pandemic. Excluding Kingsbridge, United Kingdom commission and other revenues declined 13% due to changes in product mix, as the brokerage business, which has higher commission rates than the MGA business, declined while the MGA business grew.
Other: NSM’s other controlled premium decreased 17% while and commission and other revenues increased 4% in the third quarter of 2020, compared to the third quarter of 2019. The decrease in controlled premium was driven primarily by declines in the retail markets resulting from the COVID-19 pandemic. Commission and other revenues increased as the professional liability business, which has higher commission rates than retail, grew while the retail business declined.

COVID-19
The COVID-19 pandemic dampened but did not materially impact NSM’s results in the first nine months of 2020. Certain programs have been negatively impacted (e.g., lower volumes in the non-standard auto and outdoor leisure businesses in the United Kingdom) while others have been positively impacted (e.g., higher volumes in pet). Results at NSM could still soften in the coming quarters, but White Mountains does not currently anticipate dramatic impacts over the fullness of time. Many insurers, particularly auto insurers, have announced insurance premium refunds and payment grace periods for their customers. In addition, regulators in certain states have ordered insurers to issue partial premium refunds for insurance lines where the risk of loss has fallen substantially as a result of the COVID-19 pandemic, including private passenger automobile, commercial automobile, workers' compensation, commercial multi-peril, and commercial liability. Other state insurance departments could issue similar orders. To the extent NSM’s insurance partners issue such refunds or grace periods, it could affect NSM’s commissions and/or cashflow.

NSM Results—Nine Months Ended September 30, 2020 versus Nine Months Ended September 30, 2019
NSM reported pre-tax loss of $6 million, adjusted EBITDA of $44 million and commission and other revenues of $212 million in the first nine months of 2020, compared to pre-tax income of $4 million, adjusted EBITDA of $39 million and commission and other revenues of $175 million in the first nine months of 2019. The decrease in NSM’s pre-tax results in the first nine months of 2020 compared to the first nine months of 2019 was driven primarily by a $6 million impairment of intangible assets related NSM’s U.K. vertical. Results for the first nine months of 2020 include the results of Kingsbridge, which was acquired on April 7, 2020, and Embrace, which was acquired on April 1, 2019. NSM’s general and administrative expenses were $131 million in the first nine months of 2020, compared to $91 million in the first nine months of 2019. The increase in NSM’s general and administrative expenses in the first nine months of 2020 compared to the first nine months of 2019 was driven primarily by the acquisitions of Kingsbridge and Embrace, the write-off of intangible assets related to the U.K. vertical, and increased technology costs and professional fees related to information systems projects.
The following table presents the controlled premium and commission and other revenues by vertical for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020		2019
$ in Millions	Controlled Premium (1)	Commission and Other Revenues	Controlled Premium (1)	Commission and Other Revenues
Specialty Transportation	$240.4	$66.1	$225.9	$60.3
Real Estate	142.6	32.7	115.5	25.4
Social Services	88.3	22.2	77.6	19.7
Pet	96.6	39.8	43.8	19.9
United Kingdom	134.0	36.3	118.3	35.5
Other	95.5	14.7	95.6	14.5
Total	$797.4	$211.8	$676.7	$175.3
(1) Controlled Premium are total premiums placed by NSM during the period.

Specialty Transportation: NSM’s specialty transportation controlled premium and commission and other revenues increased 6% and 10%, respectively, in the first nine months of 2020, compared to the first nine months of 2019, driven primarily by rate increases, contingent income growth and unit growth in the collector car and tow truck markets.
Real Estate: NSM’s real estate controlled premium and commission and other revenues increased 23% and 29%, respectively, in the first nine months of 2020, compared to the first nine months of 2019, driven primarily by rate increases and strong retention rates in coverages for coastal condominium associations combined with rate increases and unit growth in NSM’s excess and surplus habitational program.
Social Services: NSM’s social services controlled premium and commission and other revenues increased 14% and 13%, respectively, in the first nine months of 2020, compared to the first nine months of 2019, driven primarily by rate increases and unit growth.
Pet: NSM’s pet controlled premium and commission and other revenues increased 121% and 100%, respectively, in the first nine months of 2020, compared to the first nine months of 2019 as the pet program was added during the second quarter of 2019 with the acquisition of Embrace. In addition, organic growth in units drove a premium increase as the market benefited from strong demand as pet adoption increased substantially as a result of the COVD-19 pandemic. The increase in commission and other revenues was less than the increase in premiums as lower rate affinity business grew faster than direct market business.
United Kingdom: NSM’s United Kingdom controlled premium and commission and other revenues increased 13% and 2%, respectively, in the first nine months of 2020, compared to the first nine months of 2019. Kingsbridge contributed $18 million of controlled premium and $8 million of commission and other revenues in the second and third quarter of 2020. Excluding Kingsbridge, United Kingdom controlled premium decreased 2% in the first nine months of 2020, compared to the first nine months of 2019, driven primarily by declines in the brokerage business caused by disruption to the travel and new driver markets in the United Kingdom resulting from the COVID-19 pandemic. Excluding Kingsbridge, commission and other revenues declined 19% due to the reduction in controlled premiums combined with changes in product mix, as the brokerage business, which has higher commission rates than the MGA business, declined more than the MGA business.
Other: NSM’s other controlled premium and commission and other revenue were flat in the first nine months of 2020, compared to the first nine months of 2019.

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
In the first quarter of 2020, Kudu deployed $21 million in Creation Investments Capital Management (“Creation”), a private equity firm specializing in impact investing. In the second quarter of 2020, Kudu deployed $37 million in Sequoia Financial Group, LLC (“Sequoia”), a registered investment advisor with $4.7 billion in client assets. As of September 30, 2020, Kudu has deployed a total of $324 million in 11 asset management firms, with an average cash yield to Kudu at inception of 10.2%. The firms have combined assets under management of approximately $39 billion, spanning a range of asset classes, including real estate, real assets, wealth management, hedge funds, private equity and alternative credit strategies.
The following table presents the components of GAAP net income, EBITDA and adjusted EBITDA included in White Mountains’s Kudu segment for the three months ended September 30, 2020 and 2019 and the nine months ended September 30, 2020:

Millions	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020
Net investment income	$6.4	$4.6	$19.3
Net unrealized investment gains	9.8	2.7	1.5
Other revenues	.1	.2	.2
Total revenues	16.3	7.5	21.0
General and administrative expenses	2.2	4.5	7.5
Amortization of other intangible assets	.1	.2	.3
Interest expense	1.4	—	4.3
Total expenses	3.7	4.7	12.1
GAAP pre-tax income	12.6	2.8	8.9
Income tax expense	3.8	.8	3.2
GAAP net income	8.8	2.0	5.7
Add back:
Interest expense	1.4	—	4.3
Income tax expense	3.8	.8	3.2
Amortization of other intangible assets	.1	.2	.3
EBITDA (1)	14.1	3.0	13.5
Add back:
Net unrealized investment gains	(9.8)	(2.7)	(1.5)
Non-cash equity-based compensation expense	.1	.5	.1
Acquisition-related transaction expenses	.1	2.1	1.6
Adjusted EBITDA (1)	$4.5	$2.9	$13.7
(1) See “NON-GAAP FINANCIAL MEASURES” on page 78.

Kudu reported pre-tax income of $13 million and adjusted EBITDA of $5 million in the third quarter of 2020, compared to pre-tax income of $3 million and adjusted EBITDA of $3 million in the third quarter of 2019. Pre-tax income in the third quarter of 2020 included $10 million of unrealized gains on Kudu’s Participation Contracts, reflecting the continued recovery in broad markets and an improved outlook for Kudu’s underlying asset management businesses.
Kudu reported pre-tax income of $9 million and adjusted EBITDA of $14 million in the first nine months of 2020. Pre-tax income included an $2 million of unrealized gains on Kudu’s Participation Contracts, reflecting a full recovery from the impact of the market dislocation from the COVID-19 pandemic on Kudu’s underlying asset management businesses in the first quarter of 2020.

COVID-19
Over time, Kudu’s revenues will fluctuate with increases and decreases in AUM and fee levels at Kudu’s underlying asset management business, which are impacted by increases and decreases in financial markets, such as those experienced during 2020 in response to the COVID-19 pandemic. Kudu’s conscious portfolio diversification, in particular its emphasis on private capital and its de-emphasis on long-only, should continue to provide some downside protection to financial market declines.

MediaAlpha

MediaAlpha Results—January 1, 2019 to February 26, 2019
As a result of the MediaAlpha Transaction, White Mountains’s reduced its ownership interest of the basic units outstanding of MediaAlpha from 61% to 48% (59% to 42% on a fully diluted, fully converted basis). White Mountains’s remaining ownership interest in MediaAlpha no longer meets the criteria for a controlling ownership interest and, accordingly, White Mountains deconsolidated MediaAlpha as of February 26, 2019. Subsequent to the MediaAlpha Transaction, White Mountains accounts for its investment in MediaAlpha at fair value within other long-term investments. See Summary of Investment Results on page 68.
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

Other Operations

The following table presents a summary of White Mountains’s financial results from its Other Operations segment for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30		September 30
Millions	2020	2019	2020	2019
Net investment income	$60.1	$8.4	$79.3	$30.7
Net realized and unrealized investment gains	293.6	57.2	277.6	199.6
Realized gain and unrealized investment gain from the MediaAlpha Transaction	—	—	—	182.2
Advertising and commission revenues	2.1	1.9	6.1	4.5
Other revenues	2.2	2.6	6.0	3.6
Total revenues	358.0	70.1	369.0	420.6
Cost of sales	2.3	2.3	6.5	5.0
General and administrative expenses	44.3	27.7	87.1	87.2
Amortization of other intangible assets	.2	—	.6	.1
Interest expense	.3	.3	.8	.3
Total expenses	47.1	30.3	95.0	92.6
Pre-tax income	$310.9	$39.8	$274.0	$328.0

Other Operations Results—Three Months Ended September 30, 2020 versus Three Months Ended September 30, 2019
White Mountains’s Other Operations segment reported pre-tax income of $311 million in the third quarter of 2020, compared to $40 million in the third quarter of 2019. White Mountains’s Other Operations segment reported net realized and unrealized investment gains of $294 million in the third quarter of 2020, driven primarily by the increase in the fair value of White Mountains’s investment in MediaAlpha, compared to $57 million in the third quarter of 2019. White Mountains’s Other Operations segment reported net investment income of $60 million in the third quarter of 2020, driven primarily by the $55 million of net proceeds received from the dividend recapitalization at MediaAlpha, compared to $8 million in the third quarter of 2019. See Summary of Investment Results on page 68. The Other Operations segment reported general and administrative expenses of $44 million in the third quarter of 2020, compared to $28 million in the third quarter of 2019. The increase in general and administrative expenses was driven primarily by higher incentive compensation costs, in turn driven primarily by strong results in the third quarter of 2020.

Other Operations Results—Nine Months Ended September 30, 2020 versus Nine Months Ended September 30, 2019
White Mountains’s Other Operations segment reported pre-tax income of $274 million in the first nine months of 2020, compared to pre-tax income of $328 million in the first nine months of 2019. White Mountains’s Other Operations segment reported net realized and unrealized investment gains of $278 million in the first nine months of 2020, driven primarily by the increase in the fair value of White Mountains’s investment in MediaAlpha, compared to net realized and unrealized investment gains of $200 million in the first nine months of 2019. White Mountains’s Other Operations segment results for the first nine months of 2019 included a $182 million of gains from the MediaAlpha Transaction, which consisted of $67 million of realized gain and $115 million of unrealized investment gain. White Mountains’s Other Operations segment reported net investment income of $79 million in the first nine months of 2020, driven primarily by the $55 million of net proceeds received from the dividend recapitalization at MediaAlpha, compared to $31 million in the first nine months of 2019. See Summary of Investment Results on page 68. General and administrative expenses were $87 million in both the first nine months of 2020 and 2019.

II. Summary of Investment Results

White Mountains’s total investment results include results from all segments. For purposes of discussing rates of return, all percentages are presented gross of management fees and trading expenses in order to produce a better comparison to benchmark returns.
The following table presents the pre-tax investment return for White Mountains’s consolidated portfolio for the three and nine months ended September 30, 2020 and 2019:

Gross Investment Returns and Benchmark Returns

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2020	2019	2020	2019

Common equity securities	7.9%	1.0%	1.6%	18.4%
Other long-term investments	36.6%	8.7%	40.8%	44.0%
Other long-term investments - excluding MediaAlpha	2.0%	4.2%	(1.4)%	3.8%
Total common equity securities and other long-term investments	34.2%	5.1%	33.5%	27.6%
Total common equity securities and other long-term investments - excluding MediaAlpha	5.4%	2.5%	0.9%	14.3%
S&P 500 Index (total return)	8.9%	1.7%	5.6%	20.6%

Fixed income investments	0.8%	1.3%	4.4%	5.7%
Bloomberg Barclays U.S. Intermediate Aggregate Index	0.5%	1.4%	5.2%	6.2%

Total consolidated portfolio	13.5%	3.1%	15.4%	15.9%
Total consolidated portfolio - excluding MediaAlpha	2.8%	1.8%	2.8%	9.9%

Investment Returns—Three and Nine Months Ended September 30, 2020 versus Three and Nine Months Ended September 30, 2019
White Mountains’s pre-tax total return on invested assets was 13.5% in the third quarter of 2020. This return included $250 million of unrealized investment gains and $55 million of net investment income from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, White Mountains’s pre-tax total return on invested assets was 2.8% in the third quarter of 2020.  The total return on invested assets was 3.1% in the third quarter of 2019.  This return included $35 million in unrealized investment gains and $2 million in net investment income from MediaAlpha.  Excluding MediaAlpha, White Mountains’s pre-tax total return on invested assets was 1.8% in the third quarter of 2019.
White Mountains’s pre-tax total return on invested assets was 15.4% in the first nine months of 2020.  This return included $295 million in unrealized investment gains and $60 million in net investment income from MediaAlpha. Excluding MediaAlpha, the total return on invested assets was 2.8% in the first nine months of 2020.  White Mountains’s total return on invested assets was 15.9% in the first nine months of 2019.  This return included $150 million in unrealized investment gains and $5 million in net investment income from MediaAlpha.  Excluding MediaAlpha, the total return on invested assets was 9.9% in the first nine months of 2019.
Excluding MediaAlpha, returns in the third quarter of 2020 were driven primarily by strong equity markets following the decline experienced in the first quarter of 2020 in reaction to the COVID-19 pandemic. Excluding MediaAlpha, returns in first nine months of 2020 were primarily driven by a decline in interest rates. Excluding MediaAlpha, returns in the third quarter of 2019 were driven by a $15 million increase in the fair value of White Mountains’s investment in PassportCard/DavidShield, which was driven by continued growth in profitability metrics during the course of the year, and a decline in interest rates. Excluding MediaAlpha, returns in the first nine months of 2019 were primarily driven by strong equity markets and a decline in interest rates.

Common Equity Securities and Other Long-Term Investments Results
White Mountains’s portfolio of common equity securities and other long-term investments was $1.3 billion and $1.5 billion as of September 30, 2020 and December 31, 2019. See Note 3 - “Investment Securities”. White Mountains’s portfolio of common equity securities and other long-term investments represented approximately 42% and 52% of total invested assets as of September 30, 2020 and December 31, 2019. The decrease as of September 30, 2020 was driven primarily by the sale of $507 million of common equity securities in the third quarter of 2020 in anticipation of funding White Mountains’s upcoming transaction with Ark, partially offset by a $295 million increase in the fair value of White Mountains’s investment in MediaAlpha in 2020.
White Mountains’s portfolio of common equity securities and other long-term investments returned 34.2% in the third quarter of 2020 compared to 5.1% in the third quarter of 2019. Excluding MediaAlpha, White Mountains’s portfolio of common equity securities and other long-term investments returned 5.4% in the third quarter of 2020 compared to 2.5% in the third quarter of 2019. White Mountains’s portfolio of common equity securities and other long-term investments returned 33.5% in the first nine months of 2020, compared to 27.6% in the first nine months of 2019. Excluding MediaAlpha, White Mountains’s portfolio of common equity securities and other long-term investments returned 0.9% in the first nine months of 2020, compared to 14.3% in the first nine months of 2019.
White Mountains’s portfolio of common equity securities primarily consists of passive ETFs and publicly-traded common equity securities that are actively managed by third-party registered investment advisers. White Mountains’s portfolio of common equity securities was $141 million and $684 million as of September 30, 2020 and December 31, 2019. During the third quarter of 2020, White Mountains sold $400 million of ETFs and liquidated its international common equity positions (totaling $107 million).
White Mountains’s portfolio of common equity securities returned 7.9% in the third quarter of 2020, compared to 1.0% in the third quarter of 2019, underperforming the S&P 500 Index returns of 8.9% and 1.7% for the comparable periods. White Mountains’s portfolio of common equity securities returned 1.6% in the first nine months of 2020, compared to 18.4% in the first nine months of 2019, underperforming the S&P 500 Index returns of 5.6% and 20.6% for the comparable periods. The results were driven primarily by relative underperformance in White Mountains’s international common equity portfolios in each period.
White Mountains’s portfolio of ETFs seeks to provide investment results that generally correspond to the performance of the S&P 500 Index. White Mountains’s portfolio of ETFs was $85 million and $536 million as of September 30, 2020 and December 31, 2019. White Mountains’s portfolio of ETFs essentially earned the effective index return, before expenses, over the period in which White Mountains was invested in these funds.
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
White Mountains’s actively managed common equity portfolio was $56 million and $147 million as of September 30, 2020 and December 31, 2019. During the third quarter of 2020, White Mountains submitted redemption requests to Silchester and Highclere to liquidate White Mountains’s full investments in the unit trusts. As of September 30, 2020, White Mountains’s investment in the unit trust managed by Silchester was no longer subject to market fluctuations and was recorded within accounts receivable on unsettled investment sales on White Mountains’s balance sheet. White Mountains received $51 million of proceeds from the Silchester redemption in early October 2020. As of September 30, 2020, White Mountains’s proportional share of the unit trust managed by Highclere in the amount of $56 million was segregated into a transition account, subject to market fluctuations until the underlying common equity securities were sold, and remained within common equity securities on White Mountains’s balance sheet. Highclere liquidated all of the common equity securities in the transition account and distributed net proceeds of $56 million to White Mountains in early October 2020.
White Mountains’s actively managed common equity portfolio returned 4.7% in the third quarter of 2020 compared to -0.2% in the third quarter of 2019, underperforming the S&P 500 Index returns of 8.9% and 1.7% in the comparable periods. White Mountains’s actively managed common equity portfolio returned -11.0% in the first nine months of 2020 compared to 13.0% in the first nine months of 2019, underperforming the S&P 500 Index returns of 5.6% and 20.6% for the comparable periods. The relative underperformance was driven by the international common equity portfolios managed by both Highclere and Silchester in each period.

White Mountains maintains a portfolio of other long-term investments that consists primarily of unconsolidated entities, including Kudu’s Participation Contracts, private equity funds, hedge funds, ILS funds and private debt instruments. White Mountains’s portfolio of other long-term investments was $1.2 billion and $856 million as of September 30, 2020 and December 31, 2019. The increase as of September 30, 2020 was driven primarily by a $295 million increase in the fair value of White Mountains’s investment in MediaAlpha during 2020.
White Mountains’s other long-term investments portfolio returned 36.6% in the third quarter of 2020 compared to 8.7% in the third quarter of 2019. Excluding MediaAlpha, White Mountains’s other long-term investments portfolio returned 2.0% in the third quarter of 2020 compared to 4.2% in the third quarter of 2019. White Mountains’s other long-term investments portfolio returned 40.8% in the first nine months of 2020 compared to 44.0% in the first nine months of 2019. Excluding MediaAlpha, White Mountains’s other long-term investments portfolio returned -1.4% in the first nine months of 2020 compared to 3.8% in the first nine months of 2019.
Excluding MediaAlpha, returns in the third quarter of 2020 were driven primarily by a $10 million increase in the fair value of Kudu’s Participation Contracts, reflecting the continued recovery in broad markets and an improved outlook for Kudu’s underlying asset management businesses, and net investment income from Kudu’s Participation Contracts, partially offset by losses from certain private equity funds. Excluding MediaAlpha, returns for the first nine months of 2020 were driven primarily by a $10 million decrease in White Mountains’s investment in PassportCard/DavidShield, where the global slowdown in travel activity in reaction to the COVID-19 pandemic caused a significant decline in premiums and revenues, and losses from certain private equity funds and a private debt investment, partially offset by net investment income from Kudu’s Participation Contracts. As a result of the COVID-19 pandemic, during the third quarter of 2020, PassportCard/DavidShield curtailed its global expansion efforts.
Excluding MediaAlpha, returns in the third quarter and first nine months of 2019 were primarily driven by a $15 million increase in the fair value of White Mountains’s investment in PassportCard/DavidShield, which was driven by continued growth in profitability metrics during the course of the year, along with gains from private equity funds and net investment income from Kudu’s Participation Contracts.
In the second quarter of 2019, White Mountains made an investment in three multi-investor ILS funds managed by Elementum, a third-party registered investment adviser specializing in natural catastrophe ILS. Elementum manages separate accounts and pooled investment vehicles across various ILS sectors, including catastrophe bonds, collateralized reinsurance investments and industry loss warranties, on behalf of third-party clients. In the first quarter of 2020, White Mountains made an investment in a fourth ILS fund managed by Elementum. As of September 30, 2020, White Mountains had approximately $53 million invested in these four ILS funds.

Fixed Income Results
White Mountains’s fixed income portfolio, including short-term investments, was $1.8 billion and $1.4 billion as of September 30, 2020 and December 31, 2019. The duration of White Mountains’s fixed income portfolio, including short-term investments, was 2.4 years and 2.8 years as of September 30, 2020 and December 31, 2019. The increase in White Mountains’s fixed income portfolio, including short term investments, and the decrease in duration of White Mountains’s fixed income portfolio as of September 30, 2020, was driven primarily by the reinvestment of proceeds from the sale of common equity securities into short-term investments in the third quarter of 2020 in anticipation of funding White Mountains’s upcoming transaction with Ark. White Mountains’s fixed income portfolio includes fixed maturity investments and short-term investments in the Collateral Trusts of $397 million and $320 million as of September 30, 2020 and December 31, 2019.
White Mountains’s fixed income portfolio returned 0.8% in the third quarter of 2020, compared to 1.3% in the third quarter of 2019, outperforming and underperforming the Bloomberg Barclays U.S. Intermediate Aggregate Index returns of 0.5% and 1.4% for the comparable periods. White Mountains’s fixed income portfolio returned 4.4% in the first nine months of 2020, compared to 5.7% in the first nine months of 2019, underperforming the Bloomberg Barclays U.S. Intermediate Aggregate Index returns of 5.2% and 6.2% for the comparable periods. The results in the third quarter of 2020 were driven primarily by the impact of White Mountains’s overweight positioning to investment grade corporate bonds. The results in the first nine months of 2020 were driven primarily by the short duration positioning of White Mountains’s fixed income portfolio as interest rates declined significantly during the period.
The results in the third quarter and first nine months of 2019 were driven primarily by the short duration positioning of White Mountains’s fixed income portfolio as interest rates declined during both periods.

Foreign Currency Exposure

As of September 30, 2020, White Mountains had foreign currency exposure on $204 million of net assets primarily related to NSM’s U.K. operations, common equity securities managed by Highclere, and certain other foreign consolidated and unconsolidated entities.
From time to time, White Mountains may enter into foreign currency forward contracts in order to mitigate its foreign currency exposure on certain invested assets. As of September 30, 2020, White Mountains does not have any open foreign currency forward contracts.
The following table presents the fair value of White Mountains’s foreign denominated net assets as of September 30, 2020:

Currency $ in Millions	Fair Value	% of Common Shareholders’ Equity
GBP	$135.0	4.0%
EUR	32.6	1.0%
JPY	18.4	.5%
All other	17.6	.5%
Total	$203.6	6.0%

Income Taxes

The Company and its Bermuda domiciled subsidiaries are not subject to Bermuda income tax under current Bermuda law. In the event there is a change in the current law and taxes are imposed, the Company and its Bermuda domiciled subsidiaries would be exempt from such tax until March 31, 2035 pursuant to the Bermuda Exempted Undertakings Tax Protection Act of 1966. The Company has subsidiaries and branches that operate in various other jurisdictions around the world that are subject to tax in the jurisdictions in which they operate.  The jurisdictions in which the Company’s subsidiaries and branches are subject to tax are Barbados, Ireland, Israel, Luxembourg, the United Kingdom and the United States. On April 2, 2020, the European Court of Justice issued a ruling applicable to an unrelated taxpayer that concerns the scope of countries subject to exemption on withholding tax on dividends.  The Company has reviewed the details of the case and its applicability to White Mountains and has concluded that it does not have a material impact on White Mountains’s accrual for uncertain tax positions as of September 30, 2020 with respect to withholding taxes on certain prior year intercompany dividends made in Europe.
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
White Mountains’s income tax expense related to pre-tax income from continuing operations for the three and nine months ended September 30, 2020 represented an effective tax rate of 31% and 34%. The effective tax rate for the three and nine months ended September 30, 2020 was different from the U.S. statutory rate of 21%, due to tax expense associated with the reorganization of the Guilford Holdings, Inc. consolidated U.S. tax group (“Guilford”) in preparation for the MediaAlpha IPO and state income taxes, partially offset by income generated in jurisdictions with lower tax rates than the United States. The additional tax expense consisted of withholding taxes and the establishment of a partial valuation allowance on deferred tax assets of various service companies, other entities and investments that are included in the Other Operations segment. See Note 6 — “Income Taxes”.
White Mountains’s income tax expense related to pre-tax income from continuing operations in the three and nine months ended September 30, 2019 represented an effective tax rate of 17% and 5%. The effective tax rate in the three and nine months ended September 30, 2019 was different from the U.S. statutory rate of 21.0%, due to income generated in jurisdictions with lower tax rates than the United States, state income taxes and a tax benefit recorded at BAM. Also, the effective tax rate for the first nine months of 2019 was different from the U.S. statutory rate of 21.0%, due to the release of a full valuation allowance on the net deferred tax assets of Guilford. Guilford includes Kudu, its investment in MediaAlpha, various service companies and certain other entities and investments that are included in the Other Operations segment. For BAM, MSC and the related taxes thereon, were recorded directly to non-controlling interest equity, while the valuation allowance on such taxes was recorded through the income statement. In the three and nine months ended September 30, 2019, BAM recorded a tax benefit of $4 million and $7 million associated with the valuation allowance on taxes related to MSC that is included in the effective tax rate. See Note 6 — “Income Taxes”.

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

Dividend Capacity

The following is a description of the dividend capacity of White Mountains’s reinsurance and other operating subsidiaries:

HG Global/BAM
As of September 30, 2020, HG Global had $619 million face value of preferred shares outstanding, of which White Mountains owned 96.9%. Holders of the HG Global preferred shares receive cumulative dividends at a fixed annual rate of 6.0% on a quarterly basis, when and if declared by HG Global. During the nine months ended September 30, 2020, HG Global declared and paid a $23 million preferred dividend, of which White Mountains received $22 million. As of September 30, 2020, HG Global has accrued $363 million of dividends payable to holders of its preferred shares, $350 million of which is payable to White Mountains and is eliminated in consolidation. As of September 30, 2020, HG Global and its subsidiaries had $1 million of cash and investments outside of HG Re.
HG Re is a Special Purpose Insurer subject to regulation and supervision by the BMA, but it does not require regulatory approval to pay dividends. However, HG Re’s dividend capacity is limited to amounts held outside of the Collateral Trusts pursuant to the FLRT with BAM. As of September 30, 2020, HG Re had $763 million of statutory capital and surplus and $814 million of assets held in the Collateral Trusts pursuant to the FLRT with BAM.
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
As of September 30, 2020, HG Re had $13 million of cash and investments and $116 million of accrued interest on the BAM Surplus Notes held outside the Collateral Trusts.
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

NSM
During the nine months ended September 30, 2020, NSM did not make any distributions to its unitholders. As of September 30, 2020, NSM had $42 million of net unrestricted cash and short-term investments.

Kudu
During the nine months ended September 30, 2020, Kudu did not make any distributions to its unitholders. As of September 30, 2020, Kudu had $8 million of net unrestricted cash and short-term investments.

Other Operations
During the nine months ended September 30, 2020, White Mountains paid a $3 million common share dividend. As of September 30, 2020, the Company and its intermediate holding companies had $937 million of net unrestricted cash, short-term investments and fixed maturity investments, $141 million of common equity securities and $171 million of private equity funds and ILS funds.

Financing

The following table presents White Mountains’s capital structure as of September 30, 2020 and December 31, 2019:

$ in Millions	September 30, 2020	December 31, 2019
NSM Bank Facility, net of unamortized issuance costs	$268.8	$217.4
Other NSM debt, net of unamortized issuance costs	1.4	1.8
Kudu Bank Facility, net of unamortized issuance costs	71.0	53.6
Other Operations debt, net of unamortized issuance costs	18.2	10.7
Total debt	359.4	283.5
Non-controlling interests—excluding BAM	31.9	29.9
Total White Mountains’s common shareholders’ equity	3,407.7	3,261.5
Total capital	3,799.0	3,574.9
Time-value discount on expected future payments on the BAM Surplus Notes (1)	(144.3)	(151.6)
HG Global’s unearned premium reserve (1)	181.0	156.7
HG Global’s net deferred acquisition costs (1)	(49.5)	(41.5)
Total adjusted capital	$3,786.2	$3,538.5

Total debt to total adjusted capital	9.5%	8.0%
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
On April 7, 2020, NSM amended its secured credit facility (the “NSM Bank Facility”) with Ares Capital Corporation in connection with the acquisition of Kingsbridge. Under the amendment, the total commitment increased from $234 million, comprised of term loans totaling $224 million and a revolving credit loan commitment of $10 million, to $291 million, comprised of term loans totaling $276 million, including £43 million (approximately $52 million based upon the foreign exchange spot rate as of the date of the transaction) in a GBP term loan facility, and a revolving credit loan commitment of $15 million. The term loans under the NSM Bank Facility mature on May 11, 2026, and the revolving loan under the NSM Bank Facility matures on November 11, 2025.
Interest on the NSM Bank Facility accrues at a floating interest rate equal to the three-month LIBOR plus an applicable margin. In connection with the amendment, the reference rates for U.S. Dollar denominated borrowings increased. The USD-LIBOR rate floor increased from 1.0% to 1.25% and the margin over USD-LIBOR increased from a range of 4.25% to 4.75% to a range of 5.50% to 6.00%. For GBP denominated borrowings, the GBP-LIBOR rate floor is 1.25% and the margin over GBP-LIBOR ranges from 6.0% to 6.5%. The margins over the reference interest rates vary within the range depending on the consolidated total leverage ratio of NSM. As of September 30, 2020 and December 31, 2019 the weighted average interest rate on the NSM Bank Facility was 6.91% and 6.60%.

The following table presents the change in debt under the NSM Bank Facility for the three and nine months ended September 30, 2020 and 2019:

NSM Bank Facility	Three Months Ended		Nine Months Ended
	September 30		September 30
Millions	2020	2019	2020	2019
Beginning balance	$273.4	$222.3	$221.3	$180.4
Term loans
Borrowings (1)	—	—	52.4	42.9
Repayments	(.7)	(.4)	(1.3)	(1.4)
Foreign currency translation	2.3	—	2.6	—
Revolving credit loan
Borrowings	—	—	—	6.5
Repayments	—	—	—	(6.5)
Ending balance	$275.0	$221.9	$275.0	$221.9
(1) Borrowings for the nine months ended September 30, 2020 included $52 for the funding of the acquisition of Kingsbridge. Borrowings for the nine months ended September 30, 2019, included $20 and $23 for the funding of the acquisitions of Embrace and the Renewal Rights.

As of September 30, 2020, the term loans had an outstanding balance of $275 million, including £43 million (approximately $52 million based upon the foreign exchange spot rate as of the date of the transaction) in a GBP term loan, and the revolving credit loan was undrawn.
On June 15, 2018, NSM entered into an interest rate swap agreement to hedge its exposure to interest rate risk on $151 million of its USD denominated variable rate term loans. Under the terms of the swap agreement, NSM pays a fixed rate of 2.97% and receives a variable rate, which is reset monthly, based on then-current USD-LIBOR. As of September 30, 2020, the variable rate received by NSM under the swap agreement was 1.00%. As of September 30, 2020, the interest rate, including the effect of the swap, for the outstanding term loans of $148 million that are hedged by the swap was 8.72%, excluding the effect of debt issuance costs.
For the nine months ended September 30, 2020, the weighted average effective interest rate on the outstanding term loans of $148 million that are hedged by the swap, excluding the effect of the swap, was 6.84%. The weighted average effective interest rate on the outstanding term loans of $127 million that are unhedged was 7.03%. The effective interest rate on the total outstanding term loans under the NSM Bank Facility of $275 million was 6.98%, excluding the effect of debt issuance costs.
On June 4, 2020, NSM entered into an interest rate cap agreement to limit its exposure to the risk of interest rate increases on the GBP denominated term loan. The notional amount of the interest rate cap is £43 million (approximately $52 million based upon the foreign exchange spot rate as the date of the transaction) and the termination date is June 4, 2022. On August 18, 2020, NSM entered into a separate interest rate cap agreement to effectively extend the term of the original interest rate cap agreement by one year. The second interest rate cap agreement has an effective date of June 15, 2022 and a termination date of June 15, 2023. Under the terms of the interest rate cap agreements, if the current GBP-LIBOR at the measurement date exceeds 1.25%, NSM will receive payments from the counterparty equal to the then-current GBP-LIBOR rate, less the 1.25% cap rate.
The NSM Bank Facility is secured by all property of the loan parties and contains various affirmative, negative and financial covenants that White Mountains considers to be customary for such borrowings, including a maximum consolidated total leverage ratio covenant.
NSM also has a secured term loan related to its U.K. vertical. As of September 30, 2020, the secured term loan had an outstanding balance of $2 million and a maturity date of December 31, 2022.
On December 23, 2019, Kudu entered into a secured credit facility (the “Kudu Bank Facility”) with Monroe Capital Management Advisors, LLC to provide funding for distributions to unitholders and fund new investments and related transaction expenses. As of September 30, 2020, the Kudu Bank Facility has a maximum borrowing capacity of $124 million, which is comprised of a revolving credit loan commitment of $5 million, an initial term loan of $57 million and a delayed-draw term loan of $62 million. The term loans and revolving credit loans, under the Kudu Bank Facility, mature in 2025.
During the first nine months of 2020, Kudu borrowed $17 million in term loans under and the Kudu Bank Facility and made no prepayments. As of September 30, 2020, the term loans had an outstanding balance of $74 million and the revolving credit loan was undrawn.
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
As of September 30, 2020, debt in White Mountains’s Other Operations segment consisted of two secured credit facilities. The first credit facility has a maximum borrowing capacity of $16 million, which is comprised of a term loan of $11 million, a delayed-draw term loan of $3 million and a revolving credit loan commitment of $2 million, all with a maturity date of March 12, 2024. As of September 30, 2020, the term loans had an outstanding balance of $10 million and the revolving credit loan was undrawn. The second credit facility has a maximum borrowing capacity of $15 million, which is comprised of a term loan of $9 million, a delayed-draw term loan of $4 million and a revolving credit loan commitment of $2 million, all with a maturity date of July 2, 2025. As of September 30, 2020, the term loans had an outstanding balance of $9 million and the revolving credit loan was undrawn.

Covenant Compliance
As of September 30, 2020, White Mountains was in compliance in all material respects with all of the covenants under all of its debt instruments.

NSM Bank Facility
The consolidated total leverage ratio in the NSM Bank Facility is determined by dividing NSM’s debt by its EBITDA, both as defined in the NSM Bank Facility.
Debt is defined to include indebtedness for borrowed money, due and payable earnouts on permitted acquisitions and various other adjustments specified in the NSM Bank Facility, less unrestricted cash and cash equivalents (“Bank Debt”). NSM’s Bank Debt was $234 million as of September 30, 2020.
EBITDA is defined to include adjusted EBITDA (see NON-GAAP FINANCIAL MEASURES on page 78) plus additional adjustments (i) to exclude certain expenses not already excluded from adjusted EBITDA as specified in NSM’s Bank Facility and (ii) to include/exclude historical earnings of acquired/disposed companies (“Bank EBITDA”). NSM’s Bank EBITDA was $61 million for the trailing twelve months ended September 30, 2020.
The maximum consolidated total leverage ratio covenant was 6.0x. NSM’s actual consolidated total leverage ratio as of September 30, 2020 was 3.8x.

Share Repurchases

White Mountains’s board of directors has authorized the Company to repurchase its common shares from time to time, subject to market conditions. The repurchase authorizations do not have a stated expiration date. As of September 30, 2020, White Mountains may repurchase an additional 542,517 shares under these board authorizations. In addition, from time to time White Mountains has also repurchased its common shares through tender offers that were separately approved by its board of directors.
In the third quarter of 2020 and the third quarter of 2019, White Mountains did not repurchase any of its common shares.
During the nine months ended September 30, 2020, White Mountains repurchased and retired 99,087 of its common shares for $85 million, at an average share price of $859, which was approximately 78% of White Mountains’s September 30, 2020 adjusted book value per share. The average share price paid was approximately 76% of White Mountains’s September 30, 2020 adjusted book value per share including the effect of marking the value of White Mountains’s investment in MediaAlpha to the IPO price of $19.00 per share and giving effect to a related internal reorganization in October. Of the shares White Mountains repurchased in the first nine months of 2020, 5,899 were to satisfy employee income tax withholding pursuant to employee benefit plans, which do not reduce the board authorization. During the nine months ended September 30, 2019, White Mountains repurchased and retired 5,679 of its common shares for $5 million, at an average share price of $858, which was approximately 85% of White Mountains’s September 30, 2019 adjusted book value per share. All of the shares White Mountains repurchased in the first nine months of 2019 were to satisfy employee income tax withholding pursuant to employee benefit plans.

Cash Flows

Detailed information concerning White Mountains’s cash flows during the nine months ended September 30, 2020 and 2019 follows:

Cash flows from operations for the nine months ended September 30, 2020 and September 30, 2019
Net cash (used for) provided from operations was $12 million in the nine months ended September 30, 2020, compared to $(73) million in the nine months ended September 30, 2019. The change in net cash (used for) provided by operations was driven primarily by the $55 million of net investment income received from MediaAlpha related to the dividend recapitalization and lower deployments by Kudu in the first nine months of 2020 compared to the first nine months of 2019. White Mountains does not believe these trends will have a meaningful impact on its future liquidity or its ability to meet its future cash requirements.

Cash flows from investing and financing activities for the nine months ended September 30, 2020

Financing and Other Capital Activities
During the nine months ended September 30, 2020, the Company declared and paid a $3 million cash dividend to its common shareholders.
During the nine months ended September 30, 2020, White Mountains repurchased and retired 99,087 of its common shares for $85 million, 5,899 of which were repurchased under employee benefit plans for statutory withholding tax payments.
During the nine months ended September 30, 2020, BAM received $47 million in MSC.
During the nine months ended September 30, 2020, BAM repaid $48 million of principal and paid $17 million of accrued interest on the BAM Surplus Notes.
During the nine months ended September 30, 2020, HG Global declared and paid $23 million of preferred dividends. White Mountains received $22 million of these dividends.
During the nine months ended September 30, 2020, NSM borrowed £43 million (approximately $52 million based upon the foreign exchange spot rate at the date of acquisition) for the Kingsbridge transaction in term loans under the NSM Bank Facility.
During the nine months ended September 30, 2020, Kudu borrowed $17 million in term loans under the Kudu Bank Facility.

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
On May 31, 2019, White Mountains acquired a 30% limited partnership interest in Elementum for $55 million. As part of the Elementum transaction, White Mountains also committed to invest $50 million in private equity funds managed by Elementum. As of September 30, 2019, White Mountains had invested $40 million in Elementum funds.
On April 4, 2019, White Mountains completed the Kudu Transaction for $81 million. In addition, White Mountains assumed all of Oaktree’s unfunded capital commitments to Kudu, increasing White Mountains’s total capital commitment to $250 million. During the nine months ended September 30, 2019, prior to the date of the Kudu Transaction, Kudu deployed $82 million, of which $41 million was from White Mountains.
On April 1, 2019, NSM acquired 100% of Embrace for $72 million, net of cash acquired. White Mountains contributed $58 million to NSM and NSM borrowed $20 million to fund the transaction.
On February 26, 2019, White Mountains received net cash proceeds of $89 million from the MediaAlpha Transaction.

NON-GAAP FINANCIAL MEASURES

This report includes 11 non-GAAP financial measures that have been reconciled to their most comparable GAAP financial measures.
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
Under GAAP, White Mountains is required to carry the BAM surplus notes, including accrued interest, at nominal value with no consideration for time value of money. Based on a debt service model that forecasts operating results for BAM through maturity of the surplus notes, the present value of the BAM surplus notes, including accrued interest, was estimated to be $149 million, $151 million, $157 million and $137 million less than the nominal GAAP carrying values as of September 30, 2020, June 30, 2020, December 31, 2019 and September 30, 2019, respectively.
The value of HG Global’s unearned premium reserve, net of deferred acquisition costs, was $136 million, $131 million, $119 million and $122 million as of September 30, 2020, June 30, 2020, December 31, 2019 and September 30, 2019 respectively.
White Mountains believes these adjustments are useful to management and investors in analyzing the intrinsic value of HG Global, including the value of the BAM surplus notes and the value of the in-force business at HG Re, HG Global’s reinsurance subsidiary.
The denominator used in the calculation of adjusted book value per share equals the number of common shares outstanding, adjusted to exclude unearned restricted common shares, the compensation cost of which, at the date of calculation, has yet to be amortized. Restricted common shares are earned on a straight-line basis over their vesting periods. The reconciliation of GAAP book value per share to adjusted book value per share is included on page 51.
The book value per share and adjusted book value per share included on page 49 that reflect (i) the effect of revaluing White Mountains’s investment in MediaAlpha as of September 30, 2020 using the IPO price of $19.00 per share and the reversal of a $124 million deferred tax liability (“DTL”) resulting from a related internal reorganization completed in advance of the MediaAlpha IPO in October, and (ii) the effect of further revaluing White Mountains’s investment in MediaAlpha as of September 30, 2020 to the October month-end closing price of $33.83 per share, are non-GAAP financial measures. White Mountains believes these measures are useful to management and investors in analyzing the book value per share and adjusted book value per share of White Mountains because it reflects the value of its investment in MediaAlpha after giving effect to the MediaAlpha IPO and related internal reorganization. A reconciliation from GAAP to the amount reported is as follows:

	GAAP book value per share	Adjusted book value per share
GAAP book value per share and adjusted book value per share, respectively, reported as of September 30, 2020 (see reconciliation on page 51)	$1,098.56	$1,101.28
Effect of revaluation of investment in MediaAlpha using the IPO price of $19.00 per share (1)	(6.80)	(6.85)
Reversal of DTL as of September 30, 2020	39.95	40.20
Value per share including the revaluation of investment in MediaAlpha using the IPO price of $19.00 per share (1) and the reversal of the DTL as of September 30, 2020	1,131.71	1,134.63
Effect of revaluation of investment in MediaAlpha from the IPO price of $19.00 per share to the October month-end closing price of $33.83 per share	98.16	98.77
Value per share including the revaluation of investment in MediaAlpha using October month-end closing price of $33.83 per share (1) and the reversal of the DTL as of September 30, 2020	$1,229.87	$1,233.40
(1) Includes impact of (i) dilution from shares issued to MediaAlpha’s management concurrent with the IPO and (ii) underwriting fees paid on shares sold in the IPO.

Gross written premiums and MSC from new business is a non-GAAP financial measure, which is derived by adjusting gross written premiums and MSC collected (i) to include the present value of future installment MSC not yet collected and (ii) to exclude the impact of gross written premium adjustments related to policies closed in prior periods. White Mountains believes these adjustments are useful to management and investors in evaluating the volume and pricing of new business closed during the period. The reconciliation from GAAP gross written premiums to gross written premiums and MSC from new business is included on page 57.
NSM’s EBITDA and adjusted EBITDA are non-GAAP financial measures. EBITDA is a non-GAAP financial measure that excludes interest expense on debt, income tax expense (benefit), depreciation and amortization from GAAP net income (loss). Adjusted EBITDA is a non-GAAP financial measure that excludes certain other items in GAAP net income (loss) in addition to those excluded from EBITDA. The adjustments relate to (i) change in fair value of contingent consideration earnout liabilities, (ii) non-cash equity-based compensation expense, (iii) impairments of intangible assets, (iv) acquisition-related transaction expenses, (v) fair value purchase accounting adjustment for deferred revenue, (vi) investments made in the development of new business lines and (vii) restructuring expenses. A description of each follows:

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

•	Non-cash equity-based compensation expense - Represents non-cash expenses related to NSM’s management compensation emanating from the grants of equity units.

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

White Mountains believes that these non-GAAP financial measures are useful to management and investors in evaluating Kudu’s performance. The reconciliation of Kudu’s GAAP net income (loss) to EBITDA and adjusted EBITDA is included on page 65.
Total consolidated portfolio returns excluding MediaAlpha, common equity securities and other long-term investment returns excluding MediaAlpha and other long-term investments return excluding MediaAlpha are non-GAAP financial measures that remove the net investment income and unrealized investment gains from White Mountains’s investment in MediaAlpha in the three and nine months ended September 30, 2020 and 2019. White Mountains believes these measures to be useful to management and investors by making the returns in the prior period comparable to the current period. A reconciliation from GAAP to the reported percentages is as follows:

	For the Three Months Ended September 30, 2020			For the Nine Months Ended September 30, 2020
	GAAP Returns	Remove MediaAlpha	Returns - Excluding MediaAlpha	GAAP Returns	Remove MediaAlpha	Returns - Excluding MediaAlpha
Total consolidated portfolio returns	13.5%	(10.7)%	2.8%	15.4%	(12.6)%	2.8%
Common equity securities and other long-term investments returns	34.2%	(28.8)%	5.4%	33.5%	(32.6)%	0.9%
Other long-term investments returns	36.6%	(34.6)%	2.0%	40.8%	(42.2)%	(1.4)%

	For the Three Months Ended September 30, 2019			For the Nine Months Ended September 30, 2019
	GAAP Returns	Remove MediaAlpha	Returns - Excluding MediaAlpha	GAAP Returns	Remove MediaAlpha	Returns - Excluding MediaAlpha
Total consolidated portfolio returns	3.1%	(1.3)%	1.8%	15.9%	(6.0)%	9.9%
Common equity securities and other long-term investments returns	5.1%	(2.6)%	2.5%	27.6%	(13.3)%	14.3%
Other long-term investments returns	8.7%	(4.5)%	4.2%	44.0%	(40.2)%	3.8%

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

CRITICAL ACCOUNTING ESTIMATES

Refer to the Company’s 2019 Annual Report on Form 10-K for a complete discussion regarding White Mountains’s critical accounting estimates. The following presents an update to Fair Value Measurements as of September 30, 2020.

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

Invested Assets

White Mountains uses outside pricing services and brokers to assist in determining fair values. The outside pricing services White Mountains uses have indicated that they will only provide prices where observable inputs are available. As of September 30, 2020, approximately 62% of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs.

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

Other Long-Term Investments
As of September 30, 2020, White Mountains owned a portfolio of other long-term investments valued at $1.2 billion, including unconsolidated entities, Kudu’s Participation Contracts, private equity funds, ILS funds and private debt instruments. As of September 30, 2020, $1 billion of White Mountains’s other long-term investments, including unconsolidated entities, Kudu’s Participation Contracts and private debt instruments were classified as Level 3 investments in the GAAP fair value hierarchy, were not actively traded in public markets and did not have readily observable market prices. The determination of the fair value of these securities involves significant management judgment, and the use of valuation models and assumptions that are inherently subjective and uncertain.  As of September 30, 2020, $171 million of White Mountains’s other long-term investments, including private equity funds and ILS funds, were valued at fair value using NAV as a practical expedient. Investments for which fair value is measured at NAV using the practical expedient are not classified within the fair value hierarchy.

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
As of September 30, 2020, White Mountains’s most significant other long-term investments that are valued using Level 3 measurements include MediaAlpha, Kudu’s Participation Contracts and PassportCard/DavidShield.

Valuation of MediaAlpha
As of September 30, 2020, White Mountains valued its investment in MediaAlpha using a probability-weighted expected return method (“PWERM”). Under the PWERM, MediaAlpha’s valuation is based on the probability-weighted present value of expected future equity values under two possible future scenarios: (i) an IPO or (ii) remaining a private company. To determine the equity value in the IPO scenario, the value of the company was calculated using forward market multiples derived from a range of relevant companies and applied to MediaAlpha’s projected financial metrics. To determine the equity value in the remaining a private company scenario, the value of the company was calculated using a discounted cash flow model. The discounted cash flow model includes key inputs such as projections of future revenues and earnings, a discount rate and a terminal revenue growth rate. The expected future cash flows are based on management judgment, considering current performance, budgets and projected future results. The discount rates reflect MediaAlpha’s weighted average cost of capital considering comparable public company data, adjusted for risks specific to the business and industry. The terminal revenue growth rate is based on company, industry and macroeconomic expectations of perpetual revenue growth subsequent to the end of the discrete period in the discounted cash flow analysis.
White Mountains assessed the expected future equity values under various possible future scenarios as of September 30, 2020 and concluded that a probability weighting of 65% to an IPO and 35% to remaining a private company was appropriate for the PWERM as of September 30, 2020. White Mountains also concluded that a forward revenue exit multiple of 2 times was appropriate for the IPO scenario and a discount rate of 13% and a terminal revenue growth rate of 4% was appropriate for the remaining a private company scenario for the valuation of its investment in MediaAlpha as of September 30, 2020. Utilizing these assumptions, White Mountains determined that the fair value of its investment in MediaAlpha was $475 million as of September 30, 2020.
With a PWERM, changes to probability-weightings assigned to the IPO and remaining a private company scenarios may result in significant changes to fair value. The following table presents the estimated effect on the fair value of White Mountains’s investment in MediaAlpha as of September 30, 2020, resulting from changes in the IPO scenario probability weightings and valuation assumptions:

$ in Billions	IPO Scenario Probability
IPO Valuation Assumptions	55%	60%	65%	70%	75%
$1.1	$428	$432	$432	$437	$442
$1.2	$461	$466	$475	$481	$490
$1.4	$505	$515	$529	$539	$548

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
As of September 30, 2020, the combined fair value of Kudu’s Participation Contracts was $326 million. The inputs to each discounted cash flow analysis vary depending on the nature of each client. As of September 30, 2020, White Mountains concluded that pre-tax discount rates in the range of 18% to 23%, and terminal cash flow exit multiples in the range of 6 to 12 times were appropriate for the valuations of Kudu’s Participation Contracts.
With a discounted cash flow analysis, small changes to inputs in a valuation model may result in significant changes to fair value. The following table presents the estimated effect on the fair value of Kudu’s Participation Contracts as of September 30, 2020, resulting from increases and decreases to the discount rates and terminal cash flow exit multiples used in the discounted cash flow analysis:

$ in Millions	Discount Rate(1)
Terminal Exit Multiple	-2%	-1%	18% - 23%	+1%	+2%
+2	$388	$366	$347	$328	$311
+1	$375	$355	$336	$318	$302
6x - 12x	$363	$343	$326	$308	$293
-1	$350	$332	$315	$299	$284
-2	$338	$321	$306	$291	$278
(1) Since Kudu’s Participation Contracts are not subject to corporate taxes within Kudu
Investment Management, LLC, pre-tax discount rates are applied to pre-tax cash flows in determining fair values.

Valuation PassportCard/DavidShield
On a quarterly basis, White Mountains values its investment in PassportCard/DavidShield using a discounted cash flow model. The discounted cash flow valuation model includes key inputs such as projections of future revenues and earnings, a discount rate and a terminal revenue growth rate. The expected future cash flows are based on management judgment, considering current performance, budgets and projected future results. The discount rate reflects the weighted average cost of capital, considering comparable public company data, adjusted for risks specific to the business and industry. The terminal revenue growth rate is based on company, industry and macroeconomic expectations of perpetual revenue growth subsequent to the end of the discrete period in the discounted cash flow analysis.
When making its fair value selection, which is within a range of reasonable values derived from the discounted cash flow model, White Mountains considers all available information, including any relevant market multiples and multiples implied by recent transactions, facts and circumstances specific to PassportCard/DavidShield’s businesses and industries, and any infrequent or unusual results for the period.
White Mountains concluded that a discount rate of 23% and a terminal revenue growth rate of 4% was appropriate for the valuation of its investment in PassportCard/DavidShield as of September 30, 2020. Utilizing these assumptions, White Mountains determined that the fair value of its investment in PassportCard/DavidShield was $95 million as of September 30, 2020, which included the additional $15 million investment in PassportCard/DavidShield made during the second quarter of 2020.

Premiums and commission revenues from travel insurance placed by PassportCard declined dramatically in the third quarter and first nine months of 2020 due to the COVID-19 pandemic. This decline was modestly offset by increased revenues from international private medical insurance placed by DavidShield. PassportCard/DavidShield expects these trends to continue until global travel resumes. As a result of the COVID-19 pandemic, during the third quarter of 2020, PassportCard/DavidShield curtailed its global expansion efforts.
With a discounted cash flow analysis, small changes to inputs in a valuation model may result in significant changes to fair value. The following table presents the estimated effect on the fair value of White Mountains’s investment in PassportCard/DavidShield as of September 30, 2020, resulting from changes in key inputs to the discounted cash flow analysis, including the discount rate and terminal revenue growth rate:

$ in Millions	Discount Rate
Terminal Revenue Growth Rate	21%	22%	23%	24%	25%
4.5%	$111	$103	$96	$90	$85
4.0%	$109	$102	$95	$89	$84
3.5%	$107	$100	$94	$88	$83

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

FORWARD-LOOKING STATEMENTS

This report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included or referenced in this report which address activities, events or developments which White Mountains expects or anticipates will or may occur in the future are forward-looking statements. The words “could”, “will”, “believe”, “intend”, “expect”, “anticipate”, “project”, “estimate”, “predict” and similar expressions are also intended to identify forward-looking statements. These forward-looking statements include, among others, statements with respect to White Mountains’s:

•	change in book value or adjusted book value per share or return on equity;

•	business strategy;

•	financial and operating targets or plans;

•	projections of revenues, income (or loss), earnings (or loss) per share, EBITDA, adjusted EBITDA, dividends, market share or other financial forecasts of White Mountains or its businesses;

•	expansion and growth of its business and operations; and

•	future capital expenditures.

These statements are based on certain assumptions and analyses made by White Mountains in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors believed to be appropriate in the circumstances. However, whether actual results and developments will conform to its expectations and predictions is subject to risks and uncertainties that could cause actual results to differ materially from expectations, including:

•
the risks that are described from time to time in White Mountains’s filings with the Securities and Exchange Commission, including but not limited to White Mountains’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and in Item 1A. Risk Factors on page 87 in this Form 10-Q;

•	the market value of White Mountains’s investment in MediaAlpha;

•	the trends and uncertainties from the COVID-19 pandemic;

•	business opportunities (or lack thereof) that may be presented to it and pursued;

•	actions taken by ratings agencies, such as financial strength or credit ratings downgrades or placing ratings on negative watch;

•	the continued availability of capital and financing;

•	deterioration of general economic, market or business conditions, including due to outbreaks of contagious disease (including the COVID-19 pandemic) and corresponding mitigation efforts;

•	competitive forces, including the conduct of other insurers;

•	changes in domestic or foreign laws or regulations, or their interpretation, applicable to White Mountains, its competitors or its customers; and

•	other factors, most of which are beyond White Mountains’s control.

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
There were no significant changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended September 30, 2020.

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A. Risk Factors.

We may be subject to greater volatility from our investment in MediaAlpha, which could materially adversely affect our results of operations and financial condition.
On October 30, 2020, MediaAlpha completed the MediaAlpha IPO. For periods subsequent to the MediaAlpha IPO, White Mountains’s investment in MediaAlpha will be valued based on the market value of MediaAlpha’s common stock. As a result, White Mountains’s reported book value per share and adjusted book value per share may be subject to greater volatility in the future, as the valuation of its investment in MediaAlpha based on the market value of MediaAlpha’s common stock could be more volatile than the valuation of its investment in MediaAlpha based on the private discounted cash flow model used in White Mountains’s financial statements in periods prior to the MediaAlpha IPO. Should there be a significant decrease in the market value of MediaAlpha’s common stock, it could materially adversely affect our results of operations and financial condition.

Item 2.	Issuer Purchases of Equity Securities.

Months	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (1)
July 1-July 30, 2020	29,967	$890.02	29,967	547,234
August 1-August 31, 2020	3,514	$881.31	3,514	543,720
September 1-September 30, 2020	1,203	$819.85	1,203	542,517
Total	34,684	$886.70	34,684	542,517
(1) White Mountains’s board of directors has authorized the Company to repurchase its common shares, from time to time, subject to market conditions. The repurchase authorizations do not have a stated expiration date.

Item 3. Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a)	Exhibit number		Name
	2.1	—	Plan of Reorganization (incorporated by reference herein to the Company’s Registration Statement on S-4 (No. 333-87649) dated September 23, 1999)
	2.2	—
Subscription and Purchase Agreement dated October 1, 2020 by and among Ark Insurance Holdings Limited, Bridge Holdings (Bermuda) Ltd., White Mountains Insurance Group, Ltd. and the selling shareholders party thereto (incorporated by reference herein to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated October 1, 2020)

	2.3	—
Management Warranty Deed dated October 1, 2020 by and among Ian Beaton, Nicholas Bonnar, Neil Smith and Bridge Holdings (Bermuda) Ltd. (incorporated by reference herein to Exhibit 2.2 of the Company’s Current Report on Form 8-K dated October 1, 2020)

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

WHITE MOUNTAINS INSURANCE GROUP, LTD.
(Registrant)

Date:	November 6, 2020	By: /s/ J. Brian Palmer
J. Brian Palmer
Managing Director and Chief Accounting Officer