Form 10-K
period 2020-12-31
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2021-02-26
CIK 776867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
 Commission file number 1-8993
WHITE MOUNTAINS INSURANCE GROUP, LTD.
(Exact name of Registrant as specified in its charter)

Bermuda	94-2708455
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
23 South Main Street, Suite 3B
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes  ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐
Smaller reporting company		☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting shares (based on the closing price of those shares listed on the New York Stock Exchange and the consideration received for those shares not listed on a national or regional exchange) held by non-affiliates of the Registrant as of June 30, 2020, was $2,685,847,299.

As of February 24, 2021, 3,095,829 common shares, par value of $1.00 per share, were outstanding (which includes 28,405 restricted common shares that were not vested at such date).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), relating to the Registrant’s Annual General Meeting of Members scheduled to be held May 27, 2021 are incorporated by reference into Part III of this Form 10-K. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

PART I

Item 1.  Business

GENERAL

White Mountains Insurance Group, Ltd. (the “Company” or the “Registrant”) is an exempted Bermuda limited liability company whose principal businesses are conducted through its subsidiaries and affiliates. Within this report, the term “White Mountains” is used to refer to one or more entities within the consolidated organization, as the context requires. The Company’s headquarters is located at 26 Reid Street, Hamilton, Bermuda HM 11, its principal executive office is located at 23 South Main Street, Suite 3B, Hanover, New Hampshire 03755-2053 and its registered office is located at Clarendon House, 2 Church Street, Hamilton, Bermuda HM 11. The Company’s website is located at www.whitemountains.com. The information contained on White Mountains’s website is not incorporated by reference into, and is not a part of, this report.
White Mountains is engaged in the business of making opportunistic and value-oriented acquisitions of businesses and assets in the insurance, financial services and related sectors, operating these businesses and assets through its subsidiaries and, if and when attractive exit valuations become available, disposing of these businesses and assets.
As of December 31, 2020, White Mountains conducted its business primarily in four areas: municipal bond insurance, specialty insurance distribution, capital solutions for asset management firms and other operations. White Mountains’s municipal bond insurance business is conducted through its subsidiary HG Global Ltd. and its reinsurance subsidiary HG Re Ltd. (“HG Re”), (collectively, “HG Global”). HG Global was established to fund the startup of and provide reinsurance, through HG Re, to Build America Mutual Assurance Company (“BAM”), a mutual municipal bond insurance company. White Mountains’s specialty insurance distribution business is conducted through its subsidiary NSM Insurance HoldCo, LLC and its subsidiaries (collectively, “NSM”). White Mountains provides capital solutions for asset management firms through its subsidiary Kudu Investment Management, LLC and its subsidiaries (collectively, “Kudu”). White Mountains’s other operations consist of the Company and its wholly-owned subsidiary, White Mountains Capital, LLC (“WM Capital”), its other intermediate holding companies, its wholly-owned investment management subsidiary, White Mountains Advisors LLC (“WM Advisors”), investment assets managed by WM Advisors, its interests in MediaAlpha, Inc. (“MediaAlpha”), certain other consolidated and unconsolidated entities and certain other assets. As of December 31, 2020, White Mountains’s reportable segments were HG Global/BAM, NSM, Kudu and Other Operations.
In January 2021, White Mountains acquired a controlling interest in Ark Insurance Holdings Limited (“Ark”). Ark writes a diversified and balanced portfolio of insurance and reinsurance, including property, accident & health, energy, marine and political risks, through Lloyd’s Syndicates 4020 and 3902. Beginning in January 2021, Ark began writing certain classes of its business through Group Ark Insurance Limited (“GAIL”), Ark’s wholly-owned Bermuda-based insurance and reinsurance company. Ark will be consolidated and reported as its own segment for periods after December 31, 2020. See description of Ark Transaction on page 12.

HG GLOBAL/BAM

Overview

The HG Global/BAM segment consists of the consolidated results of HG Global, HG Re and BAM. BAM is the first and only mutual municipal bond insurance company in the United States. By insuring the timely payment of principal and interest on municipal bonds, BAM provides market access to, and lowers interest expense for, issuers of municipal bonds used to finance essential public purpose projects. BAM is domiciled in New York and is owned by and operated for the benefit of its policyholders, the municipalities that purchase BAM’s insurance for their debt issuances. Generally accepted accounting principles in the United States (“GAAP”) require White Mountains to consolidate BAM’s results in its financial statements, which are attributed to non-controlling interests. BAM reports on a statutory accounting basis to the New York State Department of Financial Services (“NYDFS”) and does not report stand-alone GAAP financial results.
HG Global was established to fund the startup of BAM and, through HG Re, to provide up to 15%-of-par, first loss reinsurance protection for policies underwritten by BAM. HG Global and HG Re are domiciled in Bermuda. At inception in 2012, HG Global was capitalized with $609 million. HG Global, together with its subsidiaries, funded the initial capitalization of BAM through the purchase of $503 million of surplus notes issued by BAM, consisting of $203 million of Series A Notes and $300 million of Series B Notes (the “BAM Surplus Notes”). See “CRITICAL ACCOUNTING ESTIMATES — Surplus Notes Valuation — BAM Surplus Notes” on page 70 for a discussion on the accounting and risks associated with the BAM Surplus Notes. BAM launched in July 2012 after securing its “AA/stable” rating from Standard & Poor’s Financial Services LLC (“Standard & Poor’s”). In June 2020, Standard & Poor’s affirmed BAM’s “AA/stable” rating. “AA” is the third highest of 23 financial strength ratings assigned by Standard & Poor’s.

BAM charges an insurance premium on each municipal bond insurance policy it writes. A portion of the premium is a member’s surplus contribution (“MSC”) and the remainder is a risk premium. In the event of a municipal bond refunding, a portion of the MSC from original issuance can be reutilized, in effect serving as a credit against the total insurance premium on the refunding of the municipal bond. Issuers of debt insured by BAM are members of BAM so long as any of their BAM-insured debt is outstanding. As members, they have certain interests in BAM, including the right to vote for BAM’s directors and to receive dividends, if declared.
BAM focuses on municipal bonds issued to finance essential public purpose projects, such as schools, utilities and transportation facilities. BAM focuses on small-to-medium sized investment grade municipal bonds, primarily in the AA, A and BBB categories. BAM seeks to build a relatively low risk insurance portfolio with prudent single risk limits. White Mountains believes that municipal bonds insured by BAM have strong appeal to retail investors, who buy smaller, less liquid issues, have less portfolio diversification and have fewer credit differentiation skills and analytical resources than institutional investors.
As of December 31, 2020 and 2019, White Mountains reported $1,061 million and $999 million of total assets and $486 million and $494 million of total equity related to HG Global. As of December 31, 2020 and 2019, White Mountains owned 96.9% of HG Global’s preferred equity and 88.4% of its common equity. As of December 31, 2020 and 2019, White Mountains reported $14 million of non-controlling interests related to HG Global.
As of December 31, 2020 and 2019, White Mountains reported $560 million and $593 million of total assets and $(123) million and $(147) million of non-controlling interests related to BAM.

Reinsurance Treaties

FLRT
BAM is a party to a first loss reinsurance treaty (“FLRT”) with HG Re under which HG Re provides first loss protection up to 15%-of-par outstanding on each municipal bond insured by BAM. For capital appreciation bonds, par is adjusted to the estimated equivalent par value for current interest paying bonds. In return, BAM cedes up to 60% of the risk premium charged for insuring the municipal bond, which is net of a ceding commission.
The FLRT is a perpetual agreement, with an initial term through the end of 2022. The FLRT can be amended after the initial term and after each subsequent five-year period on a prospective basis. If the parties are unable to mutually agree to amended terms, the dispute is resolved through arbitration, according to certain principles agreed to by the parties. Amended contract terms must be approved by the NYDFS. Should BAM consider the amended terms unacceptable, it has the option to purchase HG Re or cause another reinsurer to purchase HG Re, at fair value.
Pursuant to the FLRT, BAM’s underwriting guidelines may only be amended with the consent of HG Re. In addition, HG Holdings Ltd, a subsidiary of HG Global, has the right to designate two directors for election to BAM’s board of directors.

Fidus Re
In addition to the FLRT, BAM is party to a collateralized excess of loss reinsurance agreement that serves to increase BAM’s claims paying resources and is provided by Fidus Re, Ltd. (“Fidus Re”), a Bermuda based special purpose insurer created in 2018 solely to provide reinsurance protection to BAM. Fidus Re was capitalized by the issuance of $100 million of insurance linked securities. The proceeds from issuance were placed in a collateral trust supporting Fidus Re’s obligations to BAM. The insurance-linked securities were issued by Fidus Re with an initial term of 12 years and are callable five years after the date of issuance. Fidus Re reinsures 90% of aggregate losses exceeding $165 million on a portion of BAM’s financial guarantee portfolio (the “Covered Portfolio”) up to a total reimbursement of $100 million. The Fidus Re agreement does not provide coverage for losses in excess of $276 million. The Covered Portfolio consists of approximately 42% of BAM’s portfolio of financial guaranty policies issued through December 31, 2020.

XOLT
In January 2020, BAM entered into an excess of loss reinsurance agreement (the “XOLT”) with HG Re. Under the XOLT, HG Re provides last dollar protection for exposures on municipal bonds insured by BAM in excess of NYDFS single issuer limits. The XOLT is subject to an aggregate limit equal to the lesser of $75 million or the assets held in the Supplemental Trust at any point in time. At inception, BAM ceded exposure on one covered risk to HG Re under the XOLT. Additional cessions under the XOLT are subject to approval by HG Re. As of December 31, 2020, BAM had ceded no exposure to HG Re under the XOLT.

Collateral Trusts

HG Re’s obligations under the FLRT are limited to the assets in two collateral trusts: a Regulation 114 Trust and a supplemental collateral trust (the “Supplemental Trust” and, together with the Regulation 114 Trust, the “Collateral Trusts”). Losses required to be reimbursed under the FLRT are subject to an aggregate limit equal to the assets held in the Collateral Trusts at any point in time.

At inception, the Supplemental Trust contained the original $300 million of Series B Notes and $100 million of cash and fixed income securities. During 2017, in order to further support BAM’s long-term capital position and business prospects, HG Global agreed to contribute the original $203 million of Series A Notes into the Supplemental Trust. In connection with the contribution, the Series A Notes were merged into the Series B Notes.
On a monthly basis, BAM deposits cash equal to ceded premiums, net of ceding commissions, due to HG Re under the FLRT directly into the Regulation 114 Trust. The Regulation 114 Trust target balance is equal to gross ceded unearned premiums and unpaid ceded loss and LAE expenses, if any. If, at the end of any quarter, the Regulation 114 Trust balance is below the target balance, funds will be withdrawn from the Supplemental Trust and deposited into the Regulation 114 Trust in an amount equal to the shortfall. If, at the end of any quarter, the Regulation 114 Trust balance is above 102% of the target balance, funds will be withdrawn from the Regulation 114 Trust and deposited into the Supplemental Trust. The Regulation 114 Trust balance as of December 31, 2020 and 2019 was $223 million and $190 million.
The Supplemental Trust target balance is $603 million, less the amount of cash and securities in the Regulation 114 Trust in excess of its target balance (the “Supplemental Trust Target Balance”). If, at the end of any quarter, the Supplemental Trust balance exceeds the Supplemental Trust Target Balance, such excess may be distributed to HG Re. The distribution will be made first as an assignment of accrued interest on the BAM Surplus Notes and second in cash and/or fixed income securities. As the BAM Surplus Notes are repaid over time, the BAM Surplus Notes will be replaced in the Supplemental Trust by cash and fixed income securities. The Supplemental Trust balance as of December 31, 2020 and 2019 was $604 million and $596 million.
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
As of December 31, 2020 and 2019, the Collateral Trusts held assets of $827 million and $787 million, which included $435 million and $322 million of cash and investments, $388 million and $458 million of BAM Surplus Notes and $4 million and $8 million of interest receivable on the BAM Surplus Notes. As of December 31, 2020 and 2019, total interest receivable on the BAM Surplus Notes was $156 million and $163 million.

Competition/Pricing

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

Insured Portfolio

The following table presents BAM’s insured portfolio by asset class as of December 31, 2020 and 2019:

Millions	December 31, 2020		December 31, 2019
Sector	Gross Par Outstanding	Average Standard & Poor’s Credit Rating (1)	Gross Par Outstanding	Average Standard & Poor’s Credit Rating (1)
General Obligation	$42,800.6	A	$36,173.8	A
Utility	9,223.5	A	7,344.0	A
Dedicated Tax	8,614.7	A	7,024.4	A
General Fund	6,375.3	A	5,550.2	A
Public Higher Education	5,282.1	A	3,788.3	A-
Transportation	2,656.3	A	1,935.0	A
Other Public Finance	335.2	BBB-	434.8	BBB+
Total gross par outstanding	$75,287.7	A	$62,250.5	A
(1) The average credit ratings are based on Standard & Poor’s credit ratings, or if unrated by Standard & Poor’s, the Standard & Poor’s equivalent of credit ratings provided by Moody’s Investor Service (“Moody’s”).

The following tables present BAM’s ten largest direct exposures based upon gross par outstanding as of December 31, 2020 and 2019:

	December 31, 2020
$ in Millions	Gross Par Outstanding (2)	Percent of Total Gross Par Outstanding (2)	Standard & Poor’s Credit Rating (1)
City of Chicago, IL (Cook County), Sales Tax - Local	$376.8	0.5%	AA-
State of Illinois	376.1	0.5	BBB-
New Jersey Transportation Trust Fund Authority, System & Program Bonds, NJ, Gas Tax (2)	358.9	0.5	BBB
Metropolitan Transit Authority (MTA), NY, Mass Transit - Farebox (2)	346.9	0.5	BBB+
Pennsylvania Turnpike Commission, PA, Toll Roads	331.0	0.5	A
Oregon State University, OR, Public Higher Education - Gross Revenue	320.7	0.4	BBB+
Municipal Authority of Westmoreland County, PA, Water	319.1	0.4	A+
Pennsylvania, Commonwealth of	306.6	0.4	BBB-
City of Bridgeport, CT (Fairfield County)	306.5	0.4	A
Clark Country SD, NV (Clark County)	295.4	0.4	A+
Total of top ten exposures	$3,338.0	4.5%
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
(2) For capital appreciation bonds, the amounts shown equal the estimated equivalent par value had the bonds been current interest paying bonds.

The following table presents the geographic distribution of BAM’s insured portfolio as of December 31, 2020 and 2019:

	December 31, 2020			December 31, 2019
$ in Millions	Number of Risks	Gross Par Outstanding	Percent of Total Gross Par Outstanding	Number of Risks	Gross Par Outstanding	Percent of Total Gross Par Outstanding
California	729	$16,155.8	21.5%	683	$14,354.7	23.1%
Texas	839	9,790.5	13.0	740	8,656.2	13.9
Pennsylvania	489	9,281.8	12.3	440	7,800.5	12.5
Illinois	409	7,014.5	9.3	337	4,939.9	7.9
New York	346	4,150.2	5.5	324	3,718.5	6.0
New Jersey	169	3,553.5	4.7	135	2,886.7	4.6
Alabama	167	2,311.7	3.1	125	1,523.0	2.4
Ohio	159	2,137.5	2.8	139	1,597.5	2.6
Florida	70	1,805.4	2.4	64	1,355.4	2.2
Michigan	139	1,600.4	2.1	123	1,361.2	2.2
Arizona	69	1,522.5	2.0	65	1,343.1	2.2
Louisiana	77	1,500.5	2.0	65	1,400.3	2.2
Other States	921	14,463.4	19.3	788	11,313.5	18.2
Total insured portfolio	4,583	$75,287.7	100.0%	4,028	$62,250.5	100.0%

The following table presents BAM’s insured portfolio by issue size of exposure as of December 31, 2020 and 2019:

$ in Millions	December 31, 2020			December 31, 2019
Original Par Amount Per Issue(1)	Number of Risks	Gross Par Outstanding	Percent of Total Gross Par Outstanding	Number of Risks	Gross Par Outstanding	Percent of Total Gross Par Outstanding
Less than $10 million	2,647	$10,510.1	14.0%	2,388	$9,594.1	15.4%
$10 to $50 million	1,592	31,160.4	41.3	1,370	27,125.7	43.6
$50 to $100 million	230	14,072.6	18.7	187	11,695.3	18.8
$100 to $200 million	73	9,306.1	12.4	56	7,224.9	11.6
$200 to $300 million	31	6,999.8	9.3	22	4,996.4	8.0
$300 to $400 million	10	3,238.7	4.3	5	1,614.1	2.6
Total insured portfolio	4,583	$75,287.7	100.0%	4,028	$62,250.5	100.0%
(1) The original par amount per issue does not include refunded and re-issued deals.

Insured Credit Watchlist

BAM management maintains a surveillance committee that evaluates the credit profile of each insured municipal bond on a periodic basis. The surveillance committee places each insured municipal bond into one of four surveillance categories, the last two of which represent insured municipal bonds that are on BAM’s insured credit watchlist. All BAM-insured bond payments due through February 15, 2021 have been made by BAM’s insured members. BAM currently has no insured bonds on its insured credit watchlist (surveillance category 3 or surveillance category 4).
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

NSM

Overview

NSM is a full-service managing general underwriting agency (“MGU”) and program administrator for specialty property and casualty insurance. The company places insurance in niche sectors such as specialty transportation, real estate, social services and pet. On behalf of its insurance carrier partners, NSM typically manages all aspects of the placement process, including product development, marketing, underwriting, policy issuance and claims. NSM earns commissions based on the volume and profitability of the insurance that it places. NSM does not take insurance risk.
NSM distributes through a variety of channels. Commercial products are sold through a network of roughly 6,000 independent brokers. NSM also transacts business on a “direct to consumer” basis in certain segments (e.g., collector car and pet).
As of December 31, 2020, NSM had approximately 150 insurance carrier partners. NSM expands its programs when market conditions are attractive and shrinks and/or shuts down its programs when market conditions are challenging. This practice has led to longstanding insurance carrier partner relationships, in some cases over 20 years. As of December 31, 2020, the five largest carrier partners accounted for approximately 64% of total premiums placed by NSM, with the largest carrier partner accounting for approximately 19%.
NSM’s primary competitors are typically specialty insurance carriers and their agents. Competitors are differentiated based on price, conditions of coverage, loss ratio performance, quality of service, technology and other factors.
Historically, NSM has grown both organically and inorganically through acquisitions. Since its inception in 1990, NSM has completed over 20 acquisitions, including five sizable acquisitions under White Mountains’s ownership.
On May 11, 2018, White Mountains acquired a 95.0% ownership interest in NSM (83.6% on a fully diluted, fully converted basis) for cash consideration of $276 million.
On May 18, 2018, NSM acquired 100% of Fresh Insurance Services Group Limited (“Fresh Insurance”). Fresh Insurance is an insurance broker that offers non-standard personal lines products in the United Kingdom. During 2020, Fresh Insurance was rebranded as part of Kingfisher UK Holdings Ltd (“Kingfisher”).
On December 3, 2018, NSM acquired all of the net assets of KBK Insurance Group, Inc. (“KBK”). KBK is a specialty MGU focused on the towing and transportation space.
On April 1, 2019, NSM acquired 100% of Embrace Pet Insurance (“Embrace”). Embrace is a U.S. nationwide provider of pet health insurance for dogs and cats.
On June 28, 2019, NSM acquired the renewal rights on its U.S. collector car business (the “Renewal Rights”) from American International Group, Inc. (“AIG”).
On April 7, 2020, NSM acquired 100% of Kingsbridge Group Limited (“Kingsbridge”). Kingsbridge is a leading provider of commercial lines insurance and consulting services for the professional contractor and freelancer markets in the United Kingdom.
As of December 31, 2020 and 2019, White Mountains reported $1,000 million and $825 million of total assets and $508 million and $424 million of total equity related to NSM. As of December 31, 2020 and 2019, White Mountains owned 96.6% and 96.4% of NSM (89.6% and 88.4% on a fully diluted, fully converted basis) and reported $17 million and $15 million of non-controlling interests related to NSM.

Verticals

NSM’s business consists of a number of active programs that are broadly categorized into six market verticals. The following table presents the controlled premium and commission and other revenues by vertical for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020		2019		2018 (2)
Millions	Controlled Premium (1)	Commission and Other Revenue	Controlled Premium (1)	Commission and Other Revenue	Controlled Premium (1)	Commission and Other Revenue
Specialty Transportation	$310.2	$85.5	$290.2	$77.6	$136.8	$43.0
Real Estate	189.1	44.9	157.2	34.7	135.7	30.3
Social Services	115.5	28.9	102.7	25.9	94.0	23.8
Pet	131.9	55.0	67.6	30.0	—	—
United Kingdom	179.5	49.4	155.5	45.9	108.8	34.9
Other	134.5	21.4	124.5	19.0	119.4	19.8
Total	$1,060.7	$285.1	$897.7	$233.1	$594.7	$151.8
(1) Controlled premium are total premiums placed by NSM during the period.
(2) Includes results prior to White Mountains’s ownership of NSM.

A description of the key programs within each market vertical follows:

Specialty Transportation
The specialty transportation vertical consists of NSM’s U.S. collector car programs as well as all other transportation-related programs in the United States. NSM operates its U.S. collector car business through three brands: (i) American Collectors Insurance, (ii) Condon Skelly and (iii) Heacock Classic. Each brand has an exclusive underwriting contract with an insurance carrier partner to provide insurance coverage for antique and classic cars, vintage motorcycles and related automotive collectibles.
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

Pet
The pet segment consists of Embrace, which offers comprehensive accident and illness insurance plans for dogs and cats in the United States. Embrace also offers Wellness Rewards, an optional preventative care product that reimburses routine veterinary visits, grooming, vaccinations, training, and other services.

United Kingdom
    The United Kingdom vertical consists of all of NSM’s U.K.-based programs. The U.K. business primarily consists of Kingfisher, First Underwriting Limited (“First Underwriting”) and Kingsbridge. Kingfisher offers a variety of specialty insurance coverages in the U.K. market, including coverages for mid-market and high-end collector cars and the outdoor leisure industry (e.g., motor homes and trailers) and non-standard auto insurance and buildings and content insurance for non-standard properties (which had previously been offered by Fresh Insurance). First Underwriting is a specialty MGA offering motor, household and surety coverages in the U.K. market. Kingsbridge is a leading provider of commercial lines insurance and consulting services for the professional contractor and freelancer markets in the United Kingdom.

Other
    The other vertical consists of approximately five other programs, offering a wide variety of tailored insurance coverages to niche sectors including (i) professional liability insurance for architects and engineers, (ii) packaged insurance solutions for outplacement & staffing agencies, and (iii) workers compensation insurance coverages primarily for artisan contractors and restaurants and hotels.

KUDU

Overview

Kudu provides capital solutions for boutique asset and wealth managers for a variety of purposes including generational ownership transfers, management buyouts, acquisition and growth finance and legacy partner liquidity. Kudu also provides strategic assistance to investees from time to time. Kudu’s capital solutions generally are structured as minority preferred equity stakes with distribution rights, typically tied to gross revenues and designed to generate immediate strong, stable cash yields.
On February 5, 2018, White Mountains entered into an agreement to provide up to $125 million to Kudu in exchange for a 49.5% ownership interest in Kudu (42.7% on a fully diluted, fully converted basis). On April 4, 2019, White Mountains acquired the ownership interests in Kudu held by certain funds managed by Oaktree Capital Management, L.P. (“Oaktree”) for cash consideration of $81 million. In addition, White Mountains assumed all of Oaktree’s unfunded capital commitments to Kudu, increasing White Mountains’s total capital commitment to $250 million (the “Kudu Transaction”). As a result of the Kudu Transaction, White Mountains’s ownership of Kudu increased from 49.5% to 99.1% (42.7% to 85.4% on a fully diluted, fully converted basis) and White Mountains began consolidating Kudu as a reportable segment in its financial statements in the second quarter of 2019. During the fourth quarter of 2019, White Mountains increased its total capital commitment to Kudu by an additional $100 million to $350 million, of which $48 million and $129 million was undrawn as of December 31, 2020 and 2019. Also during the fourth quarter of 2019, Kudu obtained a committed $124 million credit facility, of which $35 million and $68 million was undrawn as of December 31, 2020 and 2019.
As of December 31, 2020 and 2019, White Mountains reported $430 million and $291 million of total assets, $334 million and $234 million of total equity related to Kudu. As of December 31, 2020 and 2019, White Mountains owned 99.3% and 99.1% of Kudu (85.4% and 85.4% on a fully diluted, fully converted basis) and reported $2 million of non-controlling interests related to Kudu.

Portfolio
As of December 31, 2020, Kudu has deployed $386 million in 13 asset management firms with combined assets under management of more than $45 billion, spanning a range of asset classes, including real estate, real assets, wealth management, hedge funds and alternative credit strategies. The average cash yield to Kudu at inception for the $386 million of deployed capital was 10.3%.
Kudu’s philosophy is to partner with asset management firms that exhibit strong cash flow generation and growth. Kudu seeks to provide its solutions across a diverse mix of investment strategies and asset classes in the middle market.
Kudu’s average capital solution to date has been $30 million, with a range from $17 million to $62 million. Apportioned by manager type, Kudu’s portfolio is deployed 36% in liquid alternatives segments, 31% in private capital, 27% in wealth management and 5% in traditional asset management. Kudu seeks diversity across asset classes. Kudu also prioritizes the private capital segment as the underlying clients of these firms tend to be locked-up for an extended period, which can provide stability of revenues in a potential market downturn.
Kudu expects that no single manager will represent more than 25% of total firm revenues. As more capital is deployed, the reliance on any one manager is expected to decrease. Additionally, Kudu seeks to diversify geographically. Its portfolio currently includes 10 firms headquartered in eight different states in the United States, two firms headquartered in the United Kingdom, and one in Australia.

OTHER OPERATIONS

White Mountains’s Other Operations segment consists of the Company and its wholly-owned subsidiary WM Capital, its other intermediate holding companies, its wholly-owned investment management subsidiary WM Advisors, investment assets managed by WM Advisors, its interests in MediaAlpha, PassportCard Limited (“PassportCard”) and DavidShield Life Insurance Agency (2000) Ltd. (“DavidShield”) (collectively, “PassportCard/DavidShield”), Elementum Holdings LP (“Elementum”), certain other consolidated and unconsolidated entities (“Other Operating Businesses”) and certain other assets.

MediaAlpha

MediaAlpha is a marketing technology company. It operates a transparent and efficient customer acquisition technology platform that facilitates real-time transactions between buyers and sellers of consumer referrals (i.e., clicks, calls and leads), primarily in the property & casualty, health and life insurance verticals. MediaAlpha generates revenue by earning a fee for each consumer referral sold on its platform. A transaction becomes payable only on a qualifying consumer action, and is not contingent on the sale of a product to the consumer. MediaAlpha’s core verticals of property & casualty insurance, health insurance and life insurance supported over $1 billion in transaction value across its platform over the last two years.
In March 2014, White Mountains acquired a controlling ownership interest in MediaAlpha. On February 26, 2019, MediaAlpha completed the sale of a significant minority stake to Insignia Capital Group in connection with a recapitalization and cash distribution to existing equityholders (the “2019 MediaAlpha Transaction”). MediaAlpha also repurchased a portion of the holdings of existing equityholders. White Mountains reduced its ownership interest to 48.3% of MediaAlpha (42.0% on a fully diluted, fully converted basis) as a result of the 2019 MediaAlpha Transaction.
On October 30, 2020, MediaAlpha completed an initial public offering (the “MediaAlpha IPO”). In the offering, White Mountains sold 3,609,894 shares and received total proceeds of $64 million. Following the completion of the MediaAlpha IPO, White Mountains owns 20,532,202 MediaAlpha shares, representing a 35.0% ownership interest (32.3% on a fully-diluted, fully converted basis).
White Mountains deconsolidated MediaAlpha as a result of the 2019 MediaAlpha Transaction and stopped reporting it as a segment. Prior to the MediaAlpha IPO, White Mountains’s non-controlling equity interest in MediaAlpha was accounted for at fair value within other long-term investments. Subsequent to the MediaAlpha IPO, White Mountains’s non-controlling equity interest in MediaAlpha is accounted for at fair value based on the publicly traded share price of MediaAlpha’s common stock. As of December 31, 2020 and 2019, the fair value of White Mountains’s investment in MediaAlpha was $802 million and $180 million.

PassportCard/DavidShield

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
There are a number of distinct advantages to the PassportCard/DavidShield insurance solutions that differentiate them in the marketplace. Through the real-time claims handling process, PassportCard/DavidShield are generally able to control claims, loss costs and fraud upfront, driving lower than industry average loss ratios for their reinsurance partners. Further, the card-based, paperless delivery model enables a superior customer experience, commanding industry-leading customer retention rates and strong brand loyalty. PassportCard/DavidShield originally launched in, and remain principally focused on, the Israeli marketplace.
In April 2015, White Mountains acquired a 50.0% ownership interest in PassportCard for $21 million. On January 24, 2018, White Mountains acquired a 50.0% ownership interest in DavidShield for a net purchase price of $28 million. As a result of the January 2018 transaction, White Mountains and its joint venture partner each held a 50.0% stake in PassportCard/DavidShield. In May 2020, White Mountains made an additional $15 million investment in PassportCard/DavidShield to support the business through the ongoing COVID-19 pandemic. The transaction increased White Mountains’s ownership interest from 50.0% to 53.8%. In January 2020, PassportCard/DavidShield received regulatory approval for its wholly-owned insurance carrier. The carrier writes both the leisure travel and expatriate medical business and cedes 100% of the underwriting risk to its reinsurance partner.

Premiums and commission revenues from leisure travel insurance placed by PassportCard declined dramatically in the twelve months ended December 31, 2020 due to the COVID-19 pandemic. This decline was modestly offset by increased revenues from international private medical insurance placed by DavidShield. PassportCard/DavidShield expects these trends to continue until global travel resumes. During the third quarter of 2020, PassportCard/DavidShield curtailed global expansion efforts in response to the impact of the COVID-19 pandemic.
White Mountains’s non-controlling equity interests in PassportCard/DavidShield is accounted for at fair value within other long-term investments. As of December 31, 2020 and 2019, the fair value of White Mountains’s interests in PassportCard/DavidShield was $95 million and $90 million.

Elementum

Elementum is a third-party registered investment adviser specializing in natural catastrophe insurance-linked securities (“ILS”). On May 31, 2019, White Mountains acquired a 30.0% limited partnership interest in Elementum for $55 million (the “Elementum Transaction”). White Mountains’s non-controlling equity interest in Elementum is accounted for at fair value within other long-term investments. As of December 31, 2020 and 2019, the fair value of White Mountains’s interest in Elementum totaled $55 million. As of December 31, 2020, White Mountains had a 28.9% limited partnership interest in Elementum.
Elementum manages separate accounts and pooled investment vehicles across various ILS sectors, including catastrophe bonds, collateralized reinsurance investments and industry loss warranties, on behalf of third-party clients. As part of the Elementum Transaction, White Mountains also committed to invest $50 million in ILS funds managed by Elementum (the “ILS Funds”). As of December 31, 2020 and 2019, White Mountains had $51 million and $41 million invested in the ILS Funds.

Other Operating Businesses

White Mountains has controlling equity interests in various other operating businesses, which are consolidated. As of December 31, 2020 and 2019, White Mountains reported $67 million and $47 million of total assets related to these businesses. As of December 31, 2020 and 2019, White Mountains reported $39 million and $31 million of total equity (net of intercompany eliminations), and non-controlling interests of $2 million and $(2) million, related to these businesses.
White Mountains also has non-controlling equity interests in various other operating businesses and private debt instruments with various other operating businesses, which are generally accounted for at fair value within other long-term investments. As of December 31, 2020 and 2019, the fair value of these interests totaled $52 million and $40 million.

WM Advisors

As of December 31, 2020, WM Advisors managed substantially all of White Mountains’s fixed maturity investments, short-term investments, common equity securities and other long-term investments, with the exception of non-controlling equity interests in the form of revenue and earnings participation contracts (“Kudu’s Participation Contracts”), which are managed by Kudu, and BAM’s investment portfolio, which is managed by an outside third-party investment manager.

Ark Transaction

On October 1, 2020, White Mountains entered into a subscription and purchase agreement (the “Ark SPA”) with Ark and certain selling shareholders (collectively with Ark, the “Ark Sellers”). Certain Ark Sellers also entered into a related management warranty deed (together with the Ark SPA, the “Ark Acquisition Agreement”) pursuant to which they made certain warranties about the Ark business (collectively the “Ark Transaction”). Under the terms of the Ark Acquisition Agreement, White Mountains agreed to contribute $605 million of equity capital to Ark, at a pre-money valuation of $300 million, and to purchase $41 million of shares from the Ark Sellers. White Mountains also agreed to contribute up to an additional $200 million of equity capital to Ark in 2021. In accordance with the Ark SPA, in the fourth quarter of 2020, White Mountains pre-funded/placed in escrow a total of $646 million in preparation for closing the transaction, including $280 million funded directly to Lloyd’s on behalf of Ark under the terms of a credit facility agreement and $366 million placed in escrow, which is reflected on the balance sheet within the Other Operations segment as of December 31, 2020.
On January 1, 2021, White Mountains closed the transaction in accordance with the terms of the Ark SPA. At closing, White Mountains owned 72.0% of Ark on a basic shares outstanding basis (63.0% on a fully-diluted, fully-converted basis, taking account of management’s equity incentives). If the additional $200 million is contributed in full, White Mountains will own 77.1% of Ark on a basic shares outstanding basis (67.5% on a fully-diluted, fully-converted basis). Management’s equity incentives are subject to an 8.0% rate of return threshold with no catch-up. The remaining shares are owned by employees. In the future, management rollover shareholders could earn additional shares in the company if and to the extent that White Mountains achieves certain multiple of invested capital return thresholds. These additional shares are generally eligible to vest in three equal tranches at multiple on invested capital (“MOIC”) thresholds of 2.0x, 2.5x and 3.0x. If fully earned, these additional shares would represent 12.5% of the shares outstanding at closing.
Ark writes a diversified and balanced portfolio of insurance and reinsurance, including property, accident & health, energy, marine and political risks, through Lloyd’s Syndicates 4020 and 3902. Beginning in January 2021, Ark began writing certain classes of its business through GAIL, Ark’s wholly-owned Bermuda-based insurance and reinsurance company.

INVESTMENTS

White Mountains’s investment philosophy is to maximize long-term after-tax total returns while taking prudent levels of risk and maintaining a diversified portfolio, subject to White Mountains’s investment guidelines and various regulatory restrictions. Under White Mountains’s investment philosophy, each dollar of after-tax investment income or investment gains (realized or unrealized) is valued equally.
White Mountains maintains an equity portfolio that consists of its investment in MediaAlpha, common equity securities and other long-term investments. During the third and fourth quarter of 2020 White Mountains liquidated its portfolio of common equity securities in anticipation of funding the Ark Transaction. As of December 31, 2019, White Mountains’s portfolio of common equity securities consisted of passive exchange traded funds (“ETFs”) and publicly-traded common equity securities actively managed by select third-party registered investment advisers, whom White Mountains believes have a differentiated investment strategy and approach. White Mountains’s other long-term investments consists primarily of unconsolidated entities, including Kudu’s Participation Contracts, private equity funds, hedge funds, the ILS Funds and private debt instruments.
White Mountains’s maintains a fixed income portfolio that consists primarily of high-quality, short-duration, fixed maturity investments and short-term investments. White Mountains invests in fixed maturity investments that are attractively priced in relation to their investment risks and actively manages the average duration of the fixed income portfolio.  As of December 31, 2020, the fixed income portfolio duration, including short-term investments, was 3.2 years. White Mountains has established relationships with select third-party registered investment advisers to manage a portion of its fixed income portfolio. See “Portfolio Composition” on page 52.

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
The New York Insurance Law also establishes aggregate risk limits on the basis of total outstanding principal and interest of guaranteed obligations insured net of qualifying reinsurance and collateral (the “Aggregate Net Liability”), compared to the sum of the insurer’s policyholders’ surplus and contingency reserves. Under these limits, policyholders' surplus and contingency reserves for municipal obligations must not be less than 0.33% of the Aggregate Net Liability. If a financial guaranty insurer fails to comply with single or aggregate risk limits, the NYDFS has broad discretion to order the insurer to cease new business originations. As of December 31, 2020, BAM was in compliance with the single and aggregate risk limits.
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
The NYDFS, the regulatory authority of BAM’s state of domicile, conducts periodic examinations of insurance companies domiciled in New York, usually at five-year intervals. In 2019, the NYDFS commenced and in early 2020 completed its examination of BAM and issued a Report on Examination of BAM for the period ending December 31, 2018. The reports did not note any significant regulatory issues concerning BAM.

Cyber Regulations
NYDFS’s cybersecurity regulation (“Part 500”) requires financial services institutions, including BAM and NSM, to establish and maintain a cybersecurity program designed to protect consumers’ private data and the confidentiality, integrity and availability of the institution’s information systems.
In 2018, California enacted the California Consumer Privacy Act (the “CCPA”), which broadly regulates the sale of California residents’ personal information and grants California residents certain rights to, among other things, access and delete data about them in certain circumstances. In November 2020, California augmented the CCPA by enacting the California Privacy Rights Act (the “CPRA”). Among other things, the CPRA grants consumers the right to correct inaccurate data about them and creates a new enforcement agency. Compliance with the CCPA and the CPRA, or similar laws in other jurisdictions, may increase the cost of providing services, including those provided by NSM.
In 2018, the EU General Data Privacy Regulation (the “GDPR”) became effective. The GDPR requires companies to satisfy requirements regarding the notification of data breaches and the handling of personal and sensitive data, including its use, protection and the ability of persons whose data is stored to correct or delete such data about themselves. The GDPR permits regulators to impose fines of up to €20,000,000 or 4% of global annual revenue, whichever is higher, and establishes a private right of action.
The GDPR was transposed into U.K. domestic law in January 2021 following the United Kingdom's exit from the EU (“U.K. GDPR”) and supplements the United Kingdom's Data Protection Act of 2018. The UK GDPR mirrors the compliance requirements and fine structure of the GDPR.

Investments
BAM is subject to state laws and regulations that require investment portfolio diversification and that dictate the quality, quantity and general types of investments it may hold. Non-compliance may cause non-conforming investments to be non-admitted when measuring statutory surplus and, in some instances, may require divestiture.

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

Premium Accounts Held in Trust
NSM maintains approximately 45 trust accounts in order to comply with fiduciary requirements under U.S. state and U.K. Financial Conduct Authority (the “FCA”) insurance laws and regulations relating to premium trust accounts. Under such laws, insurance agencies that do not make immediate remittances to counterparties (such as insurance companies, clients or other producers to which premium, commissions or other amounts are due from time to time) must segregate funds owed to such counterparties and these funds must be held in trust for the insurance company, client or other relevant third-party payee. NSM’s use of trust accounts is routinely subject to audits by carrier partners and other external auditors. As of December 31, 2020, NSM believes that it is in compliance with all applicable laws and regulations pertaining to premium trust accounts that would have a material effect on its financial condition and results of operations in the event of non-compliance.

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

Certain Other Bermuda Law Considerations
The Company is an exempted company incorporated and organized under the Companies Act 1981 of Bermuda, as amended (the “Companies Act”). As a result, the Company is required to comply with the provisions of the Companies Act regulating the payment of dividends and making of distributions from contributed surplus. A company is prohibited from declaring or paying a dividend, or making a distribution out of contributed surplus, if there are reasonable grounds for believing that:

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
Shares may be offered or sold in Bermuda only in compliance with the provisions of the Investment Business Act 2003 and the Exchange Control Act 1972, and related regulations of Bermuda which regulate the sale of securities in Bermuda. In addition, specific permission is required from the BMA pursuant to the provisions of the Exchange Control Act 1972 and related regulations, for all issuances and transfers of securities of Bermuda companies, other than in cases where the BMA has granted a general permission. The BMA in its policy dated June 1, 2005 provides that where any equity securities, including the Company’s common shares, of a Bermuda company are listed on an appointed stock exchange, general permission is given for the issue and subsequent transfer of any securities of a company from and/or to a non-resident, for as long as any equity securities of such company remain so listed. The New York Stock Exchange is deemed to be an appointed stock exchange under Bermuda law. Notwithstanding the above general permission, the BMA has granted the Company permission to, subject to its common shares being listed on an appointed stock exchange, (a) issue and transfer its shares, up to the amount of its authorized capital from time to time, to persons resident and non-resident of Bermuda for exchange control purposes; (b) issue and transfer options, warrants, depository receipts, rights, and other securities; and (c) issue and transfer loan notes and other debt instruments and options, warrants, receipts, rights over loan notes and other debt instruments to persons resident and non-resident of Bermuda for exchange control purposes.

The Economic Substance Act 2018, as amended (“ESA”) came into effect in Bermuda in December 2018 and impacts every Bermuda registered entity engaged in a “relevant activity”, requiring impacted entities to maintain a substantial economic presence in Bermuda and to satisfy economic substance requirements. Under the ESA, insurance or holding entity activities (both as defined in the ESA and the Economic Substance Regulations 2018, as amended) are relevant activities. To the extent that the ESA applies to any of our Bermuda entities, we are required to demonstrate compliance with economic substance requirements by filing an annual economic substance declaration with the Bermuda Registrar of Companies. Any entity that must satisfy economic substance requirements but fails to do so could face automatic disclosure to competent authorities in the EU of the information filed by the entity with the Bermuda Registrar of Companies in connection with the economic substance requirements. Additionally, a company may also face penalties, restriction or regulation of its business activities and may be struck off as a registered entity in Bermuda for failure to satisfy economic substance requirements. The Company believes it is in compliance with all of the applicable laws and regulations pertaining to economic substance that would have a material effect on its financial condition and results of operations in the event of non-compliance.
Under Bermuda law, exempted companies are companies formed for the purpose of conducting business outside Bermuda from a principal place in Bermuda. As an exempted company, the Company may not, without the express authorization of the Bermuda legislature or under a license granted by the Bermuda Minister of Finance (the “Minister”), participate in various specified business transactions, including

•the acquisition or holding of land in Bermuda, except land held by way of lease or tenancy agreement which is required for the Company’s business and held for a term not exceeding 50 years, or which is used to provide accommodation or recreational facilities for the Company’s officers and employees and held with the consent of the Minister, for a term not exceeding 21 years;
•the taking of mortgages on land in Bermuda in excess of $50,000;
•the acquisition of any bonds or debentures secured by any land in Bermuda, other than certain types of Bermuda government or public authority securities; or
•subject to some exceptions, the carrying on of business of any kind in Bermuda for which the Company is not licensed in Bermuda.

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

United Kingdom

NSM is regulated in the United Kingdom principally by the FCA. The FCA has a wide range of rule-making, investigatory and enforcement powers, and monitors compliance with regulatory requirements. The FCA aims (i) to secure an appropriate degree of protection for consumers, (ii) to protect and enhance the integrity of the U.K.’s financial system and (iii) to promote effective competition in the interests of consumers.
Our U.K.-based operations are subject to the U.K. General Data Protection Regulation and the Data Protection Act 2018.

RATINGS

Insurance companies are evaluated by various rating agencies in order to measure each company’s financial strength. Higher ratings generally indicate financial stability and a stronger ability to pay claims. White Mountains believes that strong ratings are important factors in the marketing and sale of insurance products and services to agents, consumers and ceding companies.
As of February 25, 2021, BAM was rated “AA/stable” by Standard & Poor’s. “AA” is the third highest of 23 financial strength ratings assigned by Standard & Poor’s.
As of February 25, 2021, GAIL was rated “A/stable” by A.M. Best. “A” is the third highest of 16 financial strength ratings assigned by A.M. Best.

HUMAN CAPITAL

As of December 31, 2020, White Mountains employed 1,366 people (consisting of 65 people at the Company, WM Capital, its other intermediate holding companies, WM Advisors and HG Global, 84 people at BAM, 976 people at NSM, 11 people at Kudu, and 230 people at the consolidated Other Operating Businesses).
One of White Mountains’s key strengths lies in its people and it proactively supports each employee’s well-being and development. White Mountains’s Board of Directors receives periodic reporting on employee satisfaction and concerns and interacts with employees across the organization. White Mountains has an inclusive, team-oriented culture in which all employees are treated with respect. Under the guidelines of its Code of Business Conduct, White Mountains is firmly committed to providing equal employment opportunities. White Mountains is committed to the long-term development of our workforce and the cultivation of our next generation of leaders.
Throughout the unique challenges of 2020, White Mountains commitment to the health and safety of its employees and their families has been a guiding priority. To support its employees during this time, White Mountains expanded and encouraged remote work, introduced protocols and practices that emphasized employee well-being, regularly solicited feedback from its employees and significantly increased senior leadership communication.

Item 1A.  Risk Factors

The information contained in this report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. See “FORWARD-LOOKING STATEMENTS” on page 72 for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements. The Company’s actual future results and trends may differ materially depending on a variety of factors including, but not limited to, the risks and uncertainties discussed below.

Risks Related to White Mountains Generally

We may be subject to greater volatility from our investment in MediaAlpha, which could materially adversely affect our results of operations and financial condition.

On October 30, 2020, MediaAlpha completed the MediaAlpha IPO. For periods subsequent to the MediaAlpha IPO, White Mountains’s investment in MediaAlpha is valued based on the publicly-traded share price of MediaAlpha’s common stock, which at the December 31, 2020 closing price of $39.07 per share was $802 million. As a result, White Mountains’s reported book value per share and adjusted book value per share may be subject to greater volatility in the future, as the valuation of its investment in MediaAlpha based on the publicly-traded share price of MediaAlpha’s common stock could be more volatile than the valuation of its investment in MediaAlpha based on the private discounted cash flow model used in White Mountains’s financial statements in periods prior to the MediaAlpha IPO. Should there be a significant decrease in the publicly-traded share price of MediaAlpha’s common stock, it could materially adversely affect our results of operations and financial condition.

If we are required to write down goodwill and other intangible assets, it could materially adversely affect our results of operations and financial condition.

As of December 31, 2020, we had total goodwill and other intangible assets of $782 million on our consolidated balance sheet, most of which relate to our acquisition of NSM and NSM’s subsequent acquisitions of Fresh Insurance, KBK, Embrace, the Renewal Rights from AIG and Kingsbridge. As of December 31, 2020, goodwill and other intangible assets related to NSM were $737 million.
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

Our investment portfolio primarily consists of fixed maturity investments, short-term investments, our investment in MediaAlpha, common equity securities and other long-term investments. We invest to maximize long-term after-tax total returns while taking prudent levels of risk and maintaining a diversified portfolio subject to our investment guidelines and various regulatory restrictions. However, investing entails substantial risks. We may not achieve our investment objectives, and our investment performance may vary substantially over time. Losses or volatility in the equity or fixed income markets could materially adversely affect our results of operations and financial condition.
The fair market value of our investment portfolio is affected by general economic and market conditions that are outside of our control, including (i) fluctuations in equity market levels, interest rates, debt market levels and foreign currency exchange rates, (ii) public health crises, natural disasters, terrorist attacks and other outside events, and (iii) credit losses sustained by issuers. A significant decline in the equity markets such as that experienced from September 2008 to March 2009 could materially adversely affect our results of operations and financial condition. In addition to causing declines in the value of securities that we own in our investment portfolio, public health crises, natural disasters, terrorist attacks and other outside events can adversely affect general commercial activity and the economies of many countries, which could materially adversely affect the business, financial condition and results of operations of the entities in which we have invested. For example, reductions of travel, including due to travel restrictions and bans imposed by governments, due to the COVID-19 pandemic are negatively impacting revenues at PassportCard/DavidShield through the first quarter of 2021 and are expected to do so until travel volumes return to normal levels. We are also exposed to changes in debt markets. Interest rates are highly sensitive to many factors, including governmental monetary policies, economic and political conditions and other factors beyond our control. In particular, a significant increase in interest rates could result in significant losses in the value of our investment portfolio and, consequently, could materially adversely affect our results of operations and financial condition. We also hold investments, such as unconsolidated entities, including Kudu’s Participation Contracts, private equity funds, hedge funds, the ILS Funds and private debt instruments that are not regularly traded in active investment markets and may be illiquid. These investments can experience volatility in their returns or valuation, which could materially adversely affect our results of operations and financial condition.

We have successfully created shareholder value through acquisitions and dispositions. We may not be able to continue to create shareholder value through such transactions in the future, which could materially adversely affect our results of operations and financial condition.

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

As of December 31, 2020, White Mountains owned $614 million in securities, including our investments in Kudu’s Participation Contracts and PassportCard/DavidShield, that are not actively traded in public markets, do not have readily observable market prices, and are classified as Level 3 investments in the GAAP fair value hierarchy. On a quarterly basis, we make a good faith determination of the fair value of our Level 3 investments in our GAAP financial statements using valuation techniques that are inherently subjective and uncertain.
In determining the GAAP fair value of these securities, we use judgment in selecting the fair value methodology and the significant inputs that are employed by that methodology for each such investment. See “Level 3 Measurements” under CRITICAL ACCOUNTING ESTIMATES on pages 67 - 69 for a description of the methodologies we use to determine GAAP fair value of our investments without a readily observable market price. Given the inherent subjectivity and uncertainty in the methodologies we use to determine the fair value of our investments without a readily observable market price, the values of such investments established using these methodologies may never be realized, which could materially adversely affect our results of operations and financial condition.

Risks Related to HG Global/BAM’s Business and Industry

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
The maintenance of an “AA” or better financial strength rating from Standard & Poor’s is particularly important to BAM’s ability to write municipal bond insurance policies and meet its debt service obligations under the BAM Surplus Notes. On June 29, 2020, Standard & Poor’s concluded its most recent review and affirmed BAM’s “AA/stable” financial strength rating. A downgrade, withdrawal or negative watch/outlook of BAM’s financial strength rating could severely limit or prevent BAM’s ability to write municipal bond insurance policies, which could materially adversely affect our results of operations and financial condition.

    If BAM does not pay some or all of the principal and interest due on the BAM Surplus Notes, it could materially adversely affect our results of operations and financial condition.

As of December 31, 2020, White Mountains owned $388 million in BAM Surplus Notes and had accrued $156 million of interest thereon. No payment of principal or interest on the BAM Surplus Notes may be made without the approval of the NYDFS. Under its agreements with HG Global, BAM is required to seek regulatory approval to pay principal and interest on the BAM Surplus Notes only to the extent that its capital resources continue to support its outstanding obligations, business plan and rating. It is unlikely that BAM would pay principal and interest on the BAM Surplus Notes if such payments could lead to a rating downgrade. In December 2020, the NYDFS approved a $30 million cash payment of principal and interest on the BAM Surplus Notes, while in January 2020, the NYDFS approved a one-time $65 million cash payment of principal and interest on the BAM Surplus Notes. We cannot guarantee that the NYDFS will approve payments on the BAM Surplus Notes in the future.
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

Our reinsurance subsidiary, HG Re, reinsures (i) losses up to the first 15%-of-par outstanding on each municipal bond insured by BAM and (ii) certain municipal bonds insured by BAM on an excess of loss basis. Should the policies underwritten by BAM experience insured losses for any reason, it could materially adversely affect our results of operations and financial condition. The COVID-19 pandemic is negatively impacting the finances of municipalities to varying degrees, and, over time, financial stress could emerge. BAM’s existing credit portfolio is of high quality and structured to be resilient during economic slowdowns. BAM views consumption-based tax-backed credits (sales, hotel, excise), transportation-related credits (airports, mass transportation, ports and toll roads) and higher education-related credits as those most likely to be affected by pandemic-related impacts on the economy. Combined, these sectors total approximately 15% of BAM’s outstanding insured par.

Risks Related to Ark’s Business and Industry

Unpredictable catastrophic events could materially adversely affect our results of operations and financial condition.

We are exposed to potentially significant losses from unpredictable catastrophic events subsequent to our acquisition of Ark. Ark writes insurance and reinsurance policies that cover unpredictable catastrophic events. Covered unpredictable catastrophic events include natural and other disasters, such as hurricanes, windstorms, earthquakes, floods, wildfires and severe winter weather. Catastrophes can also include public health crises, terrorist attacks, explosions, infrastructure failures and cyber attacks.
The extent of catastrophe losses is a function of both the severity of the event and total amount of insured exposure affected by the event. Increases in the value and concentration of insured property or insured employees, the effects of inflation, changes in weather patterns and increased terrorism could increase the future frequency and/or severity of claims from catastrophic events. There is a growing consensus today that climate change increases the frequency and severity of extreme weather events, and, in recent years, the frequency of major natural catastrophes appears to have increased and may continue to increase in the future. There is also a growing threat of cyber catastrophes due to the increasing interconnectivity of global systems. Claims from catastrophic events could materially adversely affect our results of operations and financial condition. Ark’s ability to write new insurance and reinsurance policies could also be impacted as a result of corresponding reductions in our capital levels.
Ark seeks to manage our exposure to catastrophic losses by limiting the aggregate insured value of policies in geographic areas with exposure to catastrophic events by estimating potential losses for many different catastrophe scenarios and by buying reinsurance. To manage and analyze aggregate insured values and potential losses, Ark uses a variety of tools, including external and internal catastrophe modeling software packages. Ark’s estimates of potential losses are dependent on many variables, including assumptions about the demand surge and storm surge, loss adjustment expenses, insurance-to-value and storm intensity in the aftermath of weather- related catastrophes utilized to model the event, the relationship of the actual event to the modeled event and the quality of data provided by ceding companies (in the case of our reinsurance operations). Accordingly, if the assumptions about the variables are incorrect, the losses Ark might incur from an actual catastrophe could be materially higher than the expectation of losses generated from modeled catastrophe scenarios, which could materially adversely affect our results of operations and financial condition.

Ark and its subsidiaries benefit from favorable financial strength ratings from A.M. Best and Standard & Poor’s, the deterioration of which could materially adversely affect its ability to conduct business and, consequently, could materially adversely affect our results of operations and financial condition.

Third-party rating agencies assess and rate the financial strength, including claims-paying ability, of insurers, reinsurers and the Lloyd’s marketplace. These ratings are based upon criteria established by the rating agencies and are subject to revision at any time at the sole discretion of the agencies. Some of the criteria relate to general economic conditions and other circumstances outside the rated company’s control. These financial strength ratings are used by policyholders, agents and brokers to assess the suitability of insurers and reinsurers as business counterparties and are an important factor in establishing the competitive position of insurance and reinsurance companies. Rating agencies periodically evaluate us to confirm that we continue to meet the criteria of the ratings previously assigned to us.
The maintenance of “A-” or better financial strength ratings is particularly important to Ark’s ability to write new or renewal property and casualty insurance and reinsurance business in most markets. Ark writes insurance and reinsurance through Lloyd’s Syndicates 4020 and 3902, each of which benefits from the financial strength rating of “A/stable” (Excellent, the third highest of 16 A.M. Best financial strength ratings) and “A+/stable” (Strong, the fifth highest of 23 financial strength ratings assigned by Standard & Poor’s) assigned to the Lloyd’s marketplace by A.M. Best and Standard & Poor’s, respectively. Beginning in January 2021, Ark began writing certain classes of its business through GAIL, Ark’s wholly-owned Bermuda-based insurance and reinsurance company. A.M. Best has also assigned an “A/stable” financial strength rating directly to GAIL. A downgrade, withdrawal or negative watch/outlook of these financial strength ratings could severely limit or prevent Ark from writing new policies or renewing existing policies, which could materially adversely affect our results of operations and financial condition.

Ark may not successfully alleviate risk through reinsurance and retrocessional arrangements, which could materially adversely affect our results of operations and financial condition.

Ark attempts to limit its risk of loss through reinsurance and retrocessional arrangements. Retrocessional arrangements refer to reinsurance purchased by a reinsurer to cover its own risks assumed from ceding companies. The availability and cost of reinsurance and retrocessional protection is subject to market conditions, which are outside of our control. In addition, the coverage provided by Ark’s reinsurance and retrocessional arrangements may be inadequate to cover its future liabilities. As a result, Ark may not be able to successfully alleviate risk through these arrangements, which could materially adversely affect our results of operations and financial condition.
Purchasing reinsurance does not relieve Ark of its underlying obligations to policyholders or ceding companies, so any inability to collect amounts due from reinsurers could materially adversely affect our results of operations and financial condition. Inability to collect amounts due from reinsurers can result from a number of scenarios, including: (1) reinsurers choosing to withhold payment due to a dispute or other factors beyond our control; and (2) reinsurers becoming unable to pay amounts owed to us as a result of a deterioration in their financial condition. While we currently believe the condition of Ark’s reinsurers is strong, it is possible that one or more of Ark’s reinsurers will be adversely affected by future significant losses or economic events, causing them to be unable or unwilling to pay amounts owed.
In addition, due to factors such as the price or availability of reinsurance or retrocessional coverage, we sometimes decide to increase the amount of risk we retain by purchasing less reinsurance. Such determinations have the effect of increasing our financial exposure to losses associated with such risks and, in the event of significant losses associated with a given risk could materially adversely affect our results of operations and financial condition.

The property and casualty insurance and reinsurance industries are highly competitive and cyclical and we may not be able to compete effectively in the future, which could materially adversely affect our results of operations and financial condition.

The property and casualty insurance and reinsurance industries are highly competitive and have historically been cyclical, experiencing periods of severe price competition and less selective underwriting standards (“soft markets”) followed by periods of relatively high prices and more selective underwriting standards (“hard markets”). In general terms, Ark competes with numerous insurance and reinsurance companies throughout the world and with other Lloyd’s syndicates and London Market Companies. Many of these competitors have greater resources than Ark does, have established long-term and continuing business relationships throughout the insurance and reinsurance industries and may have higher financial strength ratings, which can be a significant competitive advantage for them.
Soft primary insurance market conditions could lead to a significant reduction in reinsurance premium rates, less favorable contract terms and fewer submissions for Ark’s reinsurance underwriting capacity. The supply of reinsurance is also related to the level of reinsured losses and the level of industry capital which, in turn, may fluctuate in response to changes in rates of return earned in the reinsurance industry. As a result, the reinsurance business historically has been a cyclical industry characterized by periods of intense price competition due to excess underwriting capacity as well as periods when shortages of capacity permitted improvements in reinsurance rate levels and terms and conditions. In addition, in recent years the persistent low interest rate environment and ease of entry into the reinsurance sector has led to increased competition from third party capital in the property catastrophe excess reinsurance line. This alternative capital provides collateralized property catastrophe protection in the form of catastrophe bonds, industry loss warranties, sidecars and other vehicles that facilitate the ability for non-reinsurance entities, such as hedge funds and pension funds, to compete for property catastrophe excess reinsurance business outside of the traditional treaty market.
We expect to continue to experience the effects of the insurance and reinsurance industries’ cyclicality. If Ark is unable to maintain its competitive position throughout soft and hard market cycles, its business may be adversely affected and we may not be able to compete effectively in the future, which could materially adversely affect our results of operations and financial condition.

Risks Related to NSM’s Business and Industry

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

    NSM placed approximately 19% of its business with its single largest carrier during the year ended December 31, 2020. NSM placed approximately 64% of its business with its five largest carriers during the year ended December 31, 2020. Should any of these carriers reduce the volume of business accepted from NSM or adversely change the terms and conditions of placement, we cannot guarantee that NSM would be able to find other carriers to assume the business, which could materially adversely affect our results of operations and financial condition.

Risks Related to Kudu’s Business and Industry

    Kudu’s financial performance is dependent upon its clients’ asset and performance-based fees, which are subject to a variety of economic, market and other risks.

    Through our subsidiary Kudu, we provide capital solutions for asset management firms through non-controlling equity interests in the form of revenue and earnings participation contracts. Kudu’s clients generate their revenues and earnings by charging asset based fees, which are typically a percentage of the value of the assets they manage for their clients, and/or performance based fees, which are typically a portion of actual returns achieved for their clients above a target return. The revenue that Kudu generates from its clients is subject to the same general economic and market risks that may affect our investment portfolio. See “Our investment portfolio may suffer reduced returns or losses, which could materially adversely affect our results of operations and financial condition. Adverse changes in equity markets, interest rates, debt markets or foreign currency exchange rates could result in significant losses to the value of our investment portfolio.” on page 18.
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

Risks Related to Taxation

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
On January 15, 2021 new final and proposed PFIC regulations issued by the U.S. Department of the Treasury were published in the Federal Register. The final regulations are generally effective for tax years of shareholders beginning on or after their date of publication. The proposed regulations may be selectively adopted by shareholders prior to their finalization. We are carefully studying the final and proposed regulations, including their effective dates and their application to White Mountains to determine their effects on our PFIC status in the future.
While we believe that White Mountains should not currently be treated as a PFIC based upon the income and assets of White Mountains and the income and assets of its subsidiaries (taking into account certain applicable subsidiary “look-through” rules), there is no assurance that White Mountains will not become a PFIC in the future as a result of changes in law or regulations (or their application to White Mountains) or changes in our assets, income or business operations. Nor is there assurance that the Internal Revenue Service will not successfully argue that White Mountains is now, or in the future may become, a PFIC.
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

The Company and certain of our non-U.S. subsidiaries may become subject to U.S. tax, which could materially adversely affect our results of operations and financial condition.

The Company and our non-U.S. subsidiaries without U.S. branches operate in a manner such that none of these companies should be subject to U.S. tax (other than U.S. excise tax on insurance and reinsurance premium income attributable to insuring or reinsuring U.S. risks and U.S. withholding tax on some types of U.S. source investment income) because none of these companies should be treated as engaged in a trade or business within the United States. However, because there is considerable uncertainty as to the activities that constitute being engaged in a trade or business within the United States, we cannot be certain that the Internal Revenue Service will not contend successfully that the Company or its non-U.S. subsidiaries without U.S. branches are engaged in a trade or business in the United States. If the Company or any of its non-U.S. subsidiaries without U.S. branches were considered to be engaged in a trade or business in the United States, such entity could be subject to U.S. corporate income and branch profits taxes on the portion of its earnings effectively connected to such U.S. business, which could materially adversely affect our results of operations and financial condition.

Changes in tax laws or tax treaties could materially adversely affect our results of operations and financial condition.

The income of our U.S. subsidiaries is subject to U.S. federal, state and local income tax and other taxes. The income of our non-U.S. subsidiaries is generally subject to a lower tax rate than that imposed by the United States. Certain of our non-U.S. subsidiaries are eligible for the benefits of tax treaties between the United States and other countries. We believe our non-U.S. subsidiaries will continue to be eligible for treaty benefits. However, it is possible that factual changes or changes to U.S. tax laws or changes to tax treaties that presently apply to our non-U.S. subsidiaries could increase income subject to tax, or the tax rate on income, in the United States.  Similarly, changes to the applicable tax laws, treaties or regulations of other countries could subject the income of members of our group to higher rates of tax outside the United States. Additionally, the base erosion and profit shifting project currently being undertaken by the Organization for Economic Cooperation and Development and the European Commission’s investigation into illegal state aid may result in changes to long standing tax principles, which could materially adversely affect our results of operations and financial condition.

Our non-U.S. subsidiaries are treated as CFCs and may subject a U.S. 10% shareholder of our common shares to disadvantageous rules under U.S. federal income tax laws.

The Tax Cuts and Jobs Act of 2017 (“TCJA”) modified certain U.S. tax rules that apply to controlled foreign corporations (“CFCs”). As a result of these changes, each of our non-U.S. subsidiaries is treated as a CFC. If any of our shareholders is a “U.S. 10% shareholder” (as described below) that directly or indirectly owns stock in White Mountains, that shareholder must include in its taxable income each year its pro rata share of our CFC subsidiaries’ “subpart F income” for that year, even if no distributions are received by the U.S. 10% shareholder.
Due to changes made by the TCJA, a shareholder is treated as a U.S. 10% shareholder if the shareholder is a U.S. person who owns directly, indirectly or through constructive ownership rules 10% or more of either the voting power or the total value of our shares. As a result, a U.S. person that owns (directly, indirectly or through constructive ownership rules) 10% or more of our shares will generally be treated as a U.S. 10% shareholder of our CFC subsidiaries, notwithstanding the voting power restrictions of our shares. However, a person that is a U.S. 10% shareholder solely as a result of constructive ownership rules (i.e., such person does not directly or indirectly own stock of White Mountains) should not have a subpart F income inclusion with respect to our CFC subsidiaries.
If you are a U.S. person who might be a U.S. 10% shareholder, we encourage you to consult your own tax advisor concerning the CFC rules.

Risks Related to Laws and Regulation

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

Other Risks Related to Our Businesses

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
The risks identified above could expose us to data breaches, disruptions of service, financial losses and significant increases in compliance costs and reputational harm. In addition, a data breach could subject us to legal liability or regulatory action under data protection and privacy laws and regulations enacted by federal, state and foreign governments, or other regulatory bodies. As a result, our ability to conduct our business and our results of operations and financial condition could be materially adversely affected.

We may suffer losses from unfavorable outcomes from litigation and other legal proceedings, which could materially adversely affect our results of operations and financial condition.

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

    We depend on our key personnel to manage our business effectively and they may be difficult to replace, which could materially adversely affect our results of operations and financial condition.

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

Item 2.  Properties

The Company maintains two professional offices in Hamilton, Bermuda, which serve as its headquarters and its registered office. The Company’s principal executive office is in Hanover, New Hampshire. In addition, White Mountains maintains a professional office in Guilford, Connecticut, which houses its corporate finance and investment functions, and in Boston, Massachusetts, which houses its corporate accounting, reporting and internal audit functions. All of the Company’s professional offices are leased.
HG Global’s headquarters are located in Hamilton, Bermuda. BAM’s and Kudu’s headquarters are located in New York, New York. NSM’s headquarters are located in Conshohocken, Pennsylvania.
The various offices and facilities of the consolidated Other Operating Businesses are owned or leased. Management considers its office facilities suitable and adequate for its current level of operations.

Item 3.  Legal Proceedings

None.

Item 4.  Mine Safety Disclosures

None.

AVAILABLE INFORMATION

The Company is subject to the informational reporting requirements of the Exchange Act. In accordance therewith, the Company files reports, proxy statements and other information with the SEC. These documents are available at www.sec.gov and www.whitemountains.com shortly after such material is electronically filed with or furnished to the SEC. In addition, the Company’s code of business conduct and ethics as well as the various charters governing the actions of certain of the Company’s Committees of its Board of Directors, including its Audit Committee, Compensation Committee and Nominating and Governance Committee, are available at www.whitemountains.com.
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

Information About Our Executive Officers (As of February 26, 2021)

Name	Position	Age	Executive Officer Since
G. Manning Rountree	Chief Executive Officer	48	2009
Reid T. Campbell	Executive Vice President and Chief Financial Officer	53	2007
Frank R. Bazos	Executive Vice President and Head of M&A at WM Capital	53	2019
J. Brian Palmer	Managing Director and Chief Accounting Officer	48	2001
Robert L. Seelig	Executive Vice President and General Counsel	52	2002

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
Mr. Campbell was appointed Executive Vice President and Chief Financial Officer of the Company in May 2017. Prior to that, he served as a Managing Director of WM Capital and as President of WM Advisors. He joined White Mountains in 1994 and has served in a variety of financial management positions with the Company and its subsidiaries. Prior to joining White Mountains, Mr. Campbell spent three years with KPMG. Mr. Campbell serves as a director of BAM.
Mr. Bazos is Executive Vice President and Head of M&A at WM Capital. Prior to joining WM Capital in 2019, Mr. Bazos was with the private equity firm Century Equity Partners and previous work experience includes TA Associates and North Atlantic Capital. Effective March 1, 2021, Mr. Bazos will resign from his current role and become an advisor to management.
Mr. Palmer is a Managing Director and the Chief Accounting Officer of the Company. Prior to joining White Mountains in 1999, Mr. Palmer was with PricewaterhouseCoopers. Effective May 14, 2021, Mr. Palmer will retire from his current role and become an advisor to management.
Mr. Seelig is Executive Vice President and General Counsel of the Company. Prior to joining White Mountains in 2002, Mr. Seelig was with the law firm of Cravath, Swaine & Moore.

PART II

Item 5.  Market for the Company’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

White Mountains’s common shares are listed on the New York Stock Exchange (symbol “WTM”) and the Bermuda Stock Exchange (symbol “WTM-BH”). As of February 24, 2021, there were 232 registered holders of White Mountains common shares, par value $1.00 per share. For information on securities authorized for issuance under the Company’s equity compensation plans, see “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” on page 76.
The following graph presents the five-year cumulative total return for a shareholder who invested $100 in common shares as of December 31, 2015, assuming re-investment of dividends. Cumulative returns for the five-year period ended December 31, 2020 are also shown for the Standard & Poor’s 500 Stocks (Property & Casualty) Capitalization Weighted Index (“S&P P&C”) and the Standard & Poor’s 500 Stocks Capitalization Weighted Index (“S&P 500”) for comparison.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
Index Value
225
200
175
150
125
100
75
2015
2016
2017
2018
2019
2020
WTM
S&P 500
S&P P&C

Purchases of Equity Securities by the Company
No common shares were repurchased by the Company during the fourth quarter of 2020.

Item 6.  Selected Financial Data

The following table presents selected consolidated income statement data and ending balance sheet data for each of the five years ended through December 31, 2020:

	Year Ended December 31,
$ in Millions, Except Share and Per Share Amounts	2020	2019	2018	2017	2016
Income Statement Data:
Revenues (a)	$1,181	$893	$369	$374	$158
Expenses (b)	536	488	547	366	305
Pre-tax income (loss)	645	405	(178)	8	(147)
Income tax benefit (expense) (c)	21	(29)	4	8	33
Net loss (income) attributable to non-controlling interests(d)	45	38	50	34	(7)
Discontinued operations, net of tax (e)	(2)	1	(17)	577	523
Net income (loss) attributable to White Mountains’s common shareholders	$709	$415	$(141)	$627	$402
Income (loss) attributable to White Mountains’s common shareholders per share:
Basic — continuing operations	$227.72	$130.02	$(36.67)	$11.56	$(24.26)
Basic — discontinued operations	(.75)	.25	(5.09)	134.50	104.37
Total basic income (loss) per share	$226.97	$130.27	$(41.76)	$146.06	$80.11
Diluted — continuing operations	$227.72	$130.02	$(36.67)	$11.56	$(24.26)
Diluted — discontinued operations	(.75)	.25	(5.09)	134.50	104.32
Total diluted income (loss) per share	$226.97	$130.27	$(41.76)	$146.06	$80.06
Balance Sheet Data:
Total assets (f)	$4,831	$3,983	$3,363	$3,659	$6,520
Debt (g)	376	284	193	24	13
Non-controlling interests (h)	(88)	(117)	(125)	(132)	133
White Mountains’s common shareholders’ equity	3,906	3,262	2,843	3,493	3,583
Book value per share	$1,259.18	$1,023.91	$896.00	$931.30	$785.01
Adjusted book value per share (i)	$1,263.64	$1,018.41	$887.85	$914.75	$789.08
Share Data:
Cash dividends paid per common share	$1.00	$1.00	$1.00	$1.00	$1.00
Ending common shares (000’s) (j)	3,102	3,185	3,173	3,750	4,564
(a)In 2020, White Mountains recognized $746 of net investment income and realized and unrealized investment gains from its investment in MediaAlpha. In 2019, White Mountains recognized $256 of net investment income, realized gains and unrealized investment gains from its investment in MediaAlpha. MediaAlpha, which was consolidated prior to the 2019 MediaAlpha Transaction, recognized revenues of $49, $297 and $163 in 2019, 2018 and 2017. NSM, which was acquired in 2018, recognized revenues of $285, $233 and $102 in 2020, 2019 and 2018. Kudu, which was consolidated subsequent to the Kudu Transaction in 2019, recognized revenues of $46 in 2020, compared to $21 in 2019. Other Operations recognized net realized and unrealized investment (losses) gains, excluding MediaAlpha, of $(9), $220, $(101), $133 and $(28) in 2020, 2019, 2018, 2017 and 2016, respectively, which contributed to the changes in revenues.
(b)NSM recognized expenses of $298, $235 and $107 in 2020, 2019 and 2018 for the period owned by White Mountains. MediaAlpha recognized cost of sales of $41, $245 and $136 in 2019, 2018 and 2017. Kudu recognized expense of $18 and $10 in 2020 and 2019 for the period consolidated by White Mountains. White Mountains’s Other Operations segment recognized general and administrative expenses of $142, $123, $94, $149 and $124 in 2020, 2019, 2018, 2017 and 2016.
(c)The income tax benefit in 2020 includes $131 million from the release of a deferred tax liability as a result of an internal reorganization in connection with the MediaAlpha IPO.
(d)White Mountains reported $45, $34, $52, $40 and $38 of non-controlling interest loss related to BAM in 2020, 2019, 2018, 2017 and 2016. Amount for 2017 also includes non-controlling interests in OneBeacon prior to its sale in 2017.
(e)As a result of the sales of OneBeacon Insurance Group, Ltd. (“OneBeacon”), Sirius International Insurance Group, Ltd. (“Sirius Group”) and Tranzact Holdings, LLC (“Tranzact”), White Mountains has reclassified the results from these businesses for the past five years in the table above to discontinued operations, net of tax. In 2018, discontinued operations, net of tax, includes a loss from sale of Sirius Group of $17 for the recognition of a contingent liability related to the sale. In 2017, discontinued operations, net of tax, includes a gain from sale of OneBeacon of $555 and income of $21 and a (loss) gain from sale of Sirius Group. In 2016, discontinued operations, net of tax, includes a gain from sale of Sirius Group and Tranzact of $363 and $52, respectively, and net income of $108 primarily related to the operations of OneBeacon. See Note 19 — “Held for Sale and Discontinued Operations” on page F-62.
(f)White Mountains’s total assets increased in 2020, compared to 2019, driven primarily by the increase in the fair value of White Mountains investment in MediaAlpha and NSM’s acquisition of Kingsbridge. White Mountains’s total assets increased in 2019, compared to 2018, as a result of NSM’s acquisitions of Embrace and the Renewal Rights from AIG and the Kudu Transaction. White Mountains’s total assets decreased as a result of share repurchases in 2018, 2017 and 2016, and the sales of OneBeacon in 2017 and Sirius Group in 2016.
(g)White Mountains’s total debt increased in 2020, compared to 2019, driven primarily by borrowings under the NSM Bank Facility for the acquisition of Kingsbridge. White Mountains’s total debt increased in 2019, compared to 2018, as a result of borrowings under the NSM Bank Facility and the Kudu Bank Facility. See Note 5 — “Debt” on page F-34.
(h)White Mountains’s non-controlling interests includes the policyholders’ surplus of BAM. White Mountains’s non-controlling interests in 2016 also included amounts related to OneBeacon prior to its sale. Note 12 — “Common Shareholders’ Equity and Non-controlling Interests” on page F-49 for a detailed breakdown of non-controlling interests by consolidated entity.
(i)Adjusted book value per share is a non-GAAP measure. See “NON-GAAP FINANCIAL MEASURES” on page 63.
(j)During 2020, 2019, 2018, 2017 and 2016 White Mountains repurchased 99,087, 5,679, 592,458, 832,725 and 1,106,145 respectively, of its common shares through a combination of tender offers, open market transactions and other transactions. See “LIQUIDITY AND CAPITAL RESOURCES” on page 55.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains “forward-looking statements”. White Mountains intends statements that are not historical in nature, which are hereby identified as forward-looking statements, to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. White Mountains cannot promise that its expectations in such forward-looking statements will turn out to be correct. White Mountains’s actual results could be materially different from and worse than its expectations. See “FORWARD-LOOKING STATEMENTS” on page 72 for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements.
The following discussion also includes eight non-GAAP financial measures (i) adjusted book value per share, (ii) gross written premiums and MSC from new business, (iii) adjusted capital, (iv) NSM’s earnings before interest, taxes, depreciation and amortization (“EBITDA”), (v) NSM’s adjusted EBITDA, (vi) Kudu’s EBITDA, (vii) Kudu’s adjusted EBITDA and (viii) total consolidated portfolio returns excluding MediaAlpha, that have been reconciled from their most comparable GAAP financial measures on page 63. White Mountains believes these measures to be useful in evaluating White Mountains’s financial performance and condition.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
Overview—Year Ended December 31, 2020 versus Year Ended December 31, 2019
White Mountains ended 2020 with book value per share of $1,259 and adjusted book value per share of $1,264, an increase of 23.1% and 24.2% for the year, including dividends. Comprehensive income attributable to common shareholders was $716 million in 2020 compared to $413 million in 2019. The results in 2020 included $746 million of net investment income and net realized and unrealized investment gains from White Mountains’s investment in MediaAlpha. The results in 2020 also included $131 million from the release of a deferred tax liability as a result of an internal reorganization in connection with the MediaAlpha IPO. The results in 2019 included $256 million of net investment income, realized gains and net unrealized investment gains from White Mountains’s investment in MediaAlpha, $182 million of which was from the 2019 MediaAlpha Transaction.
On October 30, 2020, MediaAlpha completed the MediaAlpha IPO. In the offering, White Mountains sold 3,609,894 shares and received total proceeds of $64 million. Following the completion of the MediaAlpha IPO, White Mountains owns 20,532,202 MediaAlpha shares, representing a 35.0% ownership interest (32.3% on a fully-diluted, fully converted basis). At the December 31, 2020 MediaAlpha closing price of $39.07 per share, the value of White Mountains’s remaining investment in MediaAlpha was $802 million. Based on White Mountains’s ownership of 20,532,202 shares of MediaAlpha as of December 31, 2020, each $1.00 per share increase or decrease in the stock price of MediaAlpha subsequent to the MediaAlpha IPO will result in an approximate $7 per share increase or decrease in White Mountains’s book value per share and adjusted book value per share.
On October 1, 2020, White Mountains entered into the Ark SPA and the Ark Acquisition Agreement. Under the terms of the Ark Acquisition Agreement, White Mountains agreed to contribute $605 million of equity capital to Ark, at a pre-money valuation of $300 million, and to purchase $41 million of shares from the Ark Sellers. White Mountains also agreed to contribute up to an additional $200 million of equity capital to Ark in 2021. In accordance with the Ark SPA, in the fourth quarter of 2020 White Mountains pre-funded/placed in escrow a total of $646 million in preparation for closing the transaction, which is reflected on the balance sheet within the Other Operations segment as of December 31, 2020.
On January 1, 2021, White Mountains closed the transaction in accordance with the terms of the Ark SPA. At closing, White Mountains owned 72% of Ark on a basic shares outstanding basis (63% on a fully-diluted, fully-converted basis, taking account of management’s equity incentives). If the additional $200 million is contributed in full, White Mountains will own 77% of Ark on a basic shares outstanding basis (68% on a fully-diluted, fully-converted basis). Management’s equity incentives are subject to an 8% rate of return threshold with no catch-up. The remaining shares are owned by employees. In the future, management rollover shareholders could earn additional shares in the company if and to the extent that White Mountains achieves certain multiple of invested capital return thresholds. These additional shares are generally eligible to vest in three equal tranches at multiple on invested capital (“MOIC”) thresholds of 2.0x, 2.5x and 3.0x. If fully earned, these additional shares would represent 13% of the shares outstanding at closing.
In the January 2021 renewal season, Ark wrote gross written premiums in excess of $270 million.
During 2020, White Mountains deployed approximately $1.0 billion in new business opportunities, including commitments related to the Ark Transaction, which closed on January 1, 2021. Also during 2020, White Mountains repurchased and retired 99,087 of its common shares for $85 million. As a result, White Mountains’s capital base is, for the time being, more or less fully deployed.

Gross written premiums and MSC collected in the HG Global/BAM segment totaled $131 million in 2020, compared to $107 million in 2019. Total pricing was 76 basis points in 2020, compared to 83 basis points in 2019. BAM insured municipal bonds with par value of $17.3 billion in 2020, compared to $12.8 billion in 2019. During 2020, BAM completed an assumed reinsurance transaction to insure municipal bonds with a par value of $37 million and, during 2019, BAM completed an assumed reinsurance transaction to insure municipal bonds with a par value of $1.1 billion.
In December 2020, BAM made a $30 million cash payment of principal and interest on the BAM Surplus Notes held by HG Global. In January 2020, BAM made a one-time $65 million cash payment of principal and interest on the BAM Surplus Notes held by HG Global. BAM’s total claims paying resources were $987 million as of December 31, 2020, compared to $938 million as of December 31, 2019.
NSM reported pre-tax loss of $13 million, adjusted EBITDA of $59 million, and commission and other revenues of $285 million in 2020, compared to pre-tax loss of $2 million, adjusted EBITDA of $48 million, and commission and other revenues of $233 million in 2019. Results for the year ended December 31, 2020 include the results, from the date of acquisition, of Kingsbridge, a leading provider of commercial lines insurance and consulting services for the professional contractor and freelancer markets in the United Kingdom, which was acquired on April 7, 2020, and Embrace, a nationwide provider of pet health insurance for dogs and cats, which NSM acquired on April 1, 2019.
Kudu reported pre-tax income of $28 million and total revenues of $46 million in 2020, compared to pre-tax income of $11 million and total revenues of $21 million for the period from April 4, 2019, the date of the Kudu Transaction, through December 31, 2019. For the twelve months ended December 31, 2020, Kudu deployed $121 million, including transaction costs, in five asset management firms and has now deployed a total of $386 million, including transaction costs, in 13 asset management firms with combined assets under management of approximately $45 billion, spanning a range of asset classes, including real estate, real assets, wealth management, hedge funds, private equity and alternative credit strategies.
White Mountains’s pre-tax total return on invested assets was 31.9% in 2020. This return included $746 million of net investment income and net realized and unrealized investment gains from MediaAlpha. Excluding MediaAlpha, the total return on invested assets was 4.6% in 2020. White Mountains’s pre-tax total return on invested assets was 20.4% in 2019. This return included $188 million of net investment income and net unrealized investment gains from MediaAlpha. Excluding MediaAlpha, the total return on invested assets was 13.0% in 2019.
Investment returns in 2020 were impacted by White Mountains’s decision to sell its portfolio of common equity securities during the third and fourth quarter of 2020 in preparation of funding the Ark Transaction as equity markets were up strongly in the fourth quarter. Investment returns in 2019 benefited from White Mountains’s decision to increase equity exposure after markets declined sharply at the end of 2018 ahead of the strong rally in equity markets during 2019.
White Mountains’s portfolio of common equity securities and other long-term investments returned 4.9% in 2020. White Mountains’s portfolio of its investment in MediaAlpha, common equity securities and other long-term investments returned 80.0% in 2020. White Mountains’s portfolio of common equity securities and other long-term investments returned 20.8% in 2019. White Mountains’s portfolio of its investment in MediaAlpha, common equity securities and other long-term investments returned 36.9% in 2019.
White Mountains’s fixed income portfolio returned 4.9% in 2020, compared to 6.1% in 2019.

Overview—Year Ended December 31, 2019 versus Year Ended December 31, 2018
White Mountains ended 2019 with book value per share of $1,024 and adjusted book value per share of $1,018, an increase of 14.4% and 14.8% for the year, including dividends. Comprehensive income attributable to common shareholders was $413 million in 2019 compared to comprehensive loss attributable to common shareholders of $146 million in 2018. The results for 2019 were driven primarily by investment results and White Mountains’s investment in MediaAlpha. The results for 2018 were driven primarily by investment results, which were adversely impacted by the sharp decline in equity markets in the fourth quarter of 2018.
On February 26, 2019, MediaAlpha completed the 2019 MediaAlpha Transaction. The transaction resulted in a gain of $55 to each of White Mountains’s book value per share and adjusted book value per share. See “MediaAlpha” on page 47. Including the $55 per share net gain from the 2019 MediaAlpha Transaction as if it had closed on December 31, 2018, book value per share would have been $951 and adjusted book value per share would have been $943 as of December 31, 2018. Had the 2019 MediaAlpha Transaction closed on December 31, 2018, White Mountains’s book value per share would have increased 7.8% and adjusted book value per share would have increased 8.1% in 2019, including dividends.
During 2019, White Mountains deployed approximately $435 million in new business opportunities. Also during 2019, White Mountains repurchased and retired $5 million of its common shares and ended the year with approximately $1.0 billion of undeployed capital.
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

In December 2019, BAM made a $32 million cash payment (which included a one-time $10 million cash payment) of principal and interest on the BAM Surplus Notes held by HG Global. BAM’s total claims paying resources were $938 million as of December 31, 2019, compared to $871 million as of December 31, 2018.
In January 2020, White Mountains updated its debt service model for the BAM Surplus Notes to reflect (i) the cash payments of principal and interest on the BAM Surplus Notes made in December 2019 and January 2020, (ii) the amendments made to the terms of the BAM Surplus Notes in January 2020, including an extension of the variable interest rate period, and (iii) in light of the current interest rate environment, a more conservative forecast of future operating results for BAM. The changes in the debt service model resulted in slower modeled future payments on the BAM Surplus Notes and, in turn, a $20 million increase to the time value of money discount on the BAM Surplus Notes as reflected in adjusted book value per share as of December 31, 2019.
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
On April 4, 2019, White Mountains completed the Kudu Transaction. For the period from April 4, 2019, the date of the Kudu Transaction, through December 31, 2019, Kudu reported total revenues of $21 million and pretax income of $11 million. For the twelve months ended December 31, 2019, Kudu deployed $203 million, including transaction costs, in seven asset management firms.
White Mountains’s pre-tax total return on invested assets was 20.4% in 2019. This return included $188 million of net investment income and net unrealized investment gains from MediaAlpha. Excluding MediaAlpha, the total return on invested assets was 13.0% in 2019, compared to -1.7% in 2018.
White Mountains’s portfolio of common equity securities and other long-term investments returned 20.8% in 2019, compared to -3.6% in 2018. White Mountains’s portfolio of its investment in MediaAlpha, common equity securities and other long-term investments returned 36.9% for 2019.
White Mountains’s fixed income portfolio returned 6.1% for 2019, compared to 1.2% for 2018.

Adjusted Book Value Per Share

The following table presents White Mountains’s adjusted book value per share, a non-GAAP financial measure, as of December 31, 2020, 2019 and 2018 and reconciles this non-GAAP measure to book value per share, the most comparable GAAP measure. See “NON-GAAP FINANCIAL MEASURES” on page 63.

	December 31,
	2020	2019	2018
Book value per share numerators (in millions):
White Mountains’s common shareholders’ equity	$3,906.0	$3,261.5	$2,843.1
Time-value of money discount on expected future payments on the BAM Surplus Notes (1)	(142.5)	(151.6)	(141.2)
HG Global’s unearned premium reserve (1)	190.0	156.7	136.9
HG Global’s net deferred acquisition costs (1)	(52.4)	(41.5)	(34.6)
Adjusted book value per share numerator	$3,901.1	$3,225.1	$2,804.2
Book value per share denominators (in thousands of shares):
Common shares outstanding	3,102.0	3,185.4	3,173.1
Unearned restricted shares	(14.8)	(18.5)	(14.6)
Adjusted book value per share denominator	3,087.2	3,166.9	3,158.5
GAAP book value per share	$1,259.18	$1,023.91	$896.00
Adjusted book value per share	$1,263.64	$1,018.41	$887.85
Dividends paid per share	$1.00	$1.00	$1.00
(1)    Amounts reflects White Mountains’s preferred share ownership in HG Global of 96.9%.

The following tables presents goodwill and other intangible assets that are included in White Mountains’s adjusted book value as of December 31, 2020, 2019 and 2018:

	December 31,
Millions	2020	2019	2018
Goodwill:
NSM (1)	$506.4	$381.6	$354.3
Kudu	7.6	7.6	—
MediaAlpha	—	—	18.3
Other Operations	11.5	5.5	7.3
Total goodwill	525.5	394.7	379.9
	.	.
Other intangible assets:
NSM (1)	230.4	241.4	131.9
Kudu	1.6	2.0	—
MediaAlpha	—	—	25.1
Other Operations	24.9	16.6	.6
Total other intangible assets	256.9	260.0	157.6
Total goodwill and other intangible assets (2)	782.4	654.7	537.5
Total goodwill and other intangible assets attributed to non-controlling interests	(28.1)	(23.4)	(40.6)
Total goodwill and other intangible assets included in White Mountains’s common shareholders’ equity	$754.3	$631.3	$496.9
(1) The relative fair values of goodwill and other intangible assets recognized in connection with the acquisition of KBK had not yet been finalized as of December 31, 2018.
(2) See Note 4 — “Goodwill and Other Intangible Assets” on page F-31 for details of other intangible assets.

Summary of Consolidated Results

The following table presents White Mountains’s consolidated financial results by industry for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
Millions	2020	2019	2018
Revenues
Financial Guarantee revenues	$68.5	$66.6	$24.3
Specialty Insurance Distribution revenues	285.1	233.1	101.6
Asset Management revenues	45.7	21.2	—
Marketing Technology revenues	—	48.8	297.1
Other Operations revenues	781.4	523.7	(53.9)
Total revenues	1,180.7	893.4	369.1
Expenses
Financial Guarantee expenses	63.8	56.6	53.7
Specialty Insurance Distribution expenses	297.7	235.2	106.8
Asset Management expenses	18.1	10.4	—
Marketing Technology expenses	—	54.9	288.2
Other Operations expenses	155.9	131.2	98.6
Total expenses	535.5	488.3	547.3
Pre-tax income (loss)
Financial Guarantee pre-tax income (loss)	4.7	10.0	(29.4)
Specialty Insurance Distribution pre-tax loss	(12.6)	(2.1)	(5.2)
Asset Management, pre-tax income	27.6	10.8	—
Marketing Technology pre-tax (loss) income	—	(6.1)	8.9
Other Operations pre-tax income (loss)	625.5	392.5	(152.5)
Total pre-tax income (loss)	645.2	405.1	(178.2)
Income tax benefit (expense)	20.5	(29.3)	4.0
Net income (loss) from continuing operations	665.7	375.8	(174.2)
(Loss) gain on sale of discontinued operations, net of tax	(2.3)	.8	(17.2)
Net income (loss)	663.4	376.6	(191.4)
Net loss attributable to non-controlling interests	45.3	37.9	50.2
Net income (loss) attributable to White Mountains’s common shareholders	708.7	414.5	(141.2)
Other comprehensive income (loss), net of tax	7.3	(1.4)	(4.8)
Comprehensive income (loss)	716.0	413.1	(146.0)
Comprehensive (income) loss attributable to non-controlling interests	(.5)	—	.3
Comprehensive income (loss) attributable to White Mountains’s common shareholders	$715.5	$413.1	$(145.7)

I. Summary of Operations By Segment

As of December 31, 2020, White Mountains conducted its operations through four segments: (1) HG Global/BAM, (2) NSM, (3) Kudu and (4) Other Operations. In addition, MediaAlpha was consolidated as a reportable segment until the date of the 2019 MediaAlpha Transaction. A discussion of White Mountains’s consolidated investment operations is included after the discussion of operations by segment. White Mountains’s segment information is presented in Note 14 — “Segment Information” on page F-52.
As a result of the Kudu Transaction, White Mountains began consolidating Kudu in its financial statements in the second quarter of 2019. White Mountains’s segment disclosures for the year ended December 31, 2019 include Kudu’s results of operations for the period from April 4, 2019, the date of the Kudu Transaction, to December 31, 2019. See Note 2 — “Significant Transactions” on page F-16.
As a result of the 2019 MediaAlpha Transaction, White Mountains no longer consolidated MediaAlpha, and consequently it was no longer a reportable segment. White Mountains’s segment disclosures for the year ended December 31, 2019 include MediaAlpha’s results of operations for the period from January 1, 2019 to February 26, 2019, the date of the 2019 MediaAlpha Transaction. See Note 2 — “Significant Transactions” on page F-16.

HG Global/BAM

The following tables present the components of pre-tax income included in White Mountains’s HG Global/BAM segment related to the consolidation of HG Global, which includes HG Re and its other wholly-owned subsidiaries, and BAM for the years ended December 31, 2020, 2019 and 2018:

	December 31, 2020
Millions	HG Global	BAM	Eliminations	Total
Direct written premiums	$—	$61.5	$—	$61.5
Assumed written premiums	53.0	.2	(53.0)	0.2
Gross written premiums	53.0	61.7	(53.0)	61.7
Ceded written premiums	—	(53.0)	53.0	—
Net written premiums	$53.0	$8.7	$—	$61.7

Earned insurance and reinsurance premiums	$18.7	$4.1	$—	$22.8
Net investment income	7.8	11.7	—	19.5
Net investment income - BAM Surplus Notes	18.8	—	(18.8)	—
Net realized and unrealized investment gains	11.8	11.9	—	23.7
Other revenues	.3	2.2	—	2.5
Total revenues	57.4	29.9	(18.8)	68.5
Insurance and reinsurance acquisition expenses	4.7	2.3	—	7.0
Other underwriting expenses	—	.4	—	.4
General and administrative expenses	2.6	53.8	—	56.4
Interest expense - BAM Surplus Notes	—	18.8	(18.8)	—
Total expenses	7.3	75.3	(18.8)	63.8
Pre-tax income (loss)	$50.1	$(45.4)	$—	$4.7
Supplemental information:
MSC collected (1)	$—	$68.9	$—	$68.9
(1) MSC collected are recorded directly to BAM’s equity, which is recorded as non-controlling interest on White Mountains’s balance sheet.

	December 31, 2019
Millions	HG Global	BAM		Eliminations	Total
Direct written premiums	$—	$28.1	(2)	$—	$28.1
Assumed written premiums	33.6	10.6		(33.6)	10.6
Gross written premiums	33.6	38.7		(33.6)	38.7
Ceded written premiums	—	(33.6)	(2)	33.6	—
Net written premiums	$33.6	$5.1		$—	$38.7

Earned insurance and reinsurance premiums	$13.1	$3.2		$—	$16.3
Net investment income	7.5	14.1		—	21.6
Net investment income - BAM Surplus Notes	27.4	—		(27.4)	—
Net realized and unrealized investment losses	11.0	16.1		—	27.1
Other revenues	—	1.6		—	1.6
Total revenues	59.0	35.0		(27.4)	66.6
Insurance and reinsurance acquisition expenses	3.3	2.4		—	5.7
Other underwriting expenses	—	.4		—	.4
General and administrative expenses	1.6	48.9		—	50.5
Interest expense - BAM Surplus Notes	—	27.4		(27.4)	—
Total expenses	4.9	79.1		(27.4)	56.6
Pre-tax income (loss)	$54.1	$(44.1)		$—	$10.0
Supplemental information:
MSC collected (1) (2)	$—	$68.0		$—	$68.0
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

HG Global/BAM Results—Year Ended December 31, 2020 versus Year Ended December 31, 2019
BAM charges an insurance premium on each municipal bond insurance policy it writes. A portion of the premium is MSC and the remainder is a risk premium. In the event of a municipal bond refunding, a portion of the MSC from original issuance can be reutilized, in effect serving as a credit against the total insurance premium on the refunding of the municipal bond.  Issuers of debt insured by BAM are members of BAM so long as any of their BAM-insured debt is outstanding. As members, they have certain interests in BAM, including the right to vote for BAM’s directors and to receive dividends, if declared.
Gross written premiums and MSC collected in the HG Global/BAM segment totaled $131 million and $107 million in 2020 and 2019. BAM insured $17.3 billion of municipal bonds, $15.3 billion of which were in the primary market, in 2020, compared to $12.8 billion of municipal bonds, $10.4 billion of which were in the primary market, in 2019. During 2020 and 2019, BAM completed assumed reinsurance transactions to insure municipal bonds with a par value of $37 million and $1.1 billion, respectively.
Total pricing, which reflects both gross written premiums and MSC from new business, decreased to 76 basis points in 2020, compared to 83 basis points in 2019. See “NON-GAAP FINANCIAL MEASURES” on page 63. The mix of business impacted 2020 total pricing as BAM wrote proportionally more lower-priced primary business and less higher-priced secondary market and assumed reinsurance business. Additionally, during 2020 BAM wrote more higher credit quality business, which can pressure absolute pricing but, at the same time, improve risk-adjusted pricing. Pricing in the primary market increased to 59 basis points in 2020, compared to 51 basis points in 2019, driven primarily by increased demand for insurance and wider credit spreads as a result of the COVID-19 pandemic. Pricing in the secondary and assumed reinsurance markets, which is more transaction-specific than pricing in the primary market, decreased to 197 basis points in 2020, compared to 219 basis points in 2019.
The following table presents the gross par value of primary and secondary market policies issued, the gross par value of assumed reinsurance, the gross written premiums and MSC collected and total pricing for the twelve months ended December 31, 2020 and 2019:

	Year Ended December 31,
$ in Millions	2020	2019

Gross par value of primary market policies issued	$15,279.6	$10,405.1
Gross par value of secondary market policies issued	2,022.9	1,311.8
Gross par value of assumed reinsurance	36.9	1,130.7
Total gross par value of market policies issued	$17,339.4	$12,847.6
Gross written premiums	$61.7	$38.7	(2)
MSC collected	68.9	68.0	(2)
Total gross written premiums and MSC collected	$130.6	$106.7
Present value of future installment MSC collections	.3	.3
Gross written premium adjustments on existing installment policies	.4	(.1)
Gross written premiums and MSC from new business (1)	$131.3	$106.9
Total pricing	76 bps	83 bps
(1) See “NON-GAAP FINANCIAL MEASURES” on page 63.
(2) During 2019, BAM issued policy endorsements for certain policies issued in periods prior to the second quarter of 2018. The impact of the policy endorsements for the year ended December 31, 2019 was a decrease to BAM’s gross written premiums of $13.4 and an increase to MSC collected of $13.4.

HG Global reported GAAP pre-tax income of $50 million in 2020, compared to $54 million in 2019. The decrease in pre-tax income was driven primarily by a decrease in interest income on the BAM Surplus Notes partially offset by an increase in income from insurance operations. HG Global’s results in 2020 included $19 million of interest income on the BAM Surplus Notes, compared to $27 million in 2019.
BAM is a mutual insurance company that is owned by its members. BAM’s results are consolidated into White Mountains’s GAAP financial statements and attributed to non-controlling interests. White Mountains reported GAAP pre-tax losses from BAM of $45 million in 2020, compared to $44 million in 2019. The increase in the pre-tax loss was driven primarily by a lower investment results and higher general and administrative expenses partially offset by a decrease in interest expense on the BAM surplus notes. BAM’s results included $19 million of interest expense on the BAM Surplus Notes and $54 million of general and administrative expenses in 2020, compared to $27 million of interest expense on the BAM Surplus Notes and $49 million of general and administrative expenses in 2019.

In December 2020, BAM made a $30 million cash payment of principal and interest on the BAM Surplus Notes held by HG Global. Of this payment, $22 million was a repayment of principal held in the Supplemental Trust and $8 million was a payment of accrued interest held outside the Supplemental Trust.
In January 2020, HG Global and BAM agreed to amend the BAM Surplus Notes to extend the end of the variable interest rate period from 2021 to 2024, to extend the initial 10-year term of the FLRT to the end of 2022 and to enter into the XOLT. See “HG Global/BAM - Reinsurance Treaties” on page F-42. In connection with these actions, and reflecting changes in Standard & Poor’s insurance rating methodology, in January 2020, BAM made a one-time $65 million cash payment of principal and interest on the BAM Surplus Notes held by HG Global. Of this payment, $48 million was a repayment of principal held in the Supplemental Trust, $1 million was a payment of accrued interest held in the Supplemental Trust and $16 million was a payment of accrued interest held outside the Supplemental Trust.
    In December 2019, BAM made a $32 million cash payment (which included a one-time $10 million cash payment) of principal and interest on the BAM Surplus Notes held by HG Global. Of this payment, $24 million was a repayment of principal held in the Supplemental Trust and $8 million was a payment of accrued interest held outside the Supplemental Trust.
As of December 31, 2020, White Mountains’s debt service model indicated that the BAM Surplus Notes would be fully repaid between six and seven years prior to final maturity, which is generally consistent with the results of the update of the debt service model as of December 31, 2019. The debt service model assumes both par insured and total pricing gradually increase from 2021 to 2024, and flatten thereafter.

COVID-19
BAM expects that investor concerns about the impact of the COVID-19 pandemic should continue to result in both increased insured penetration in the primary market and opportunities in the secondary market. The COVID-19 pandemic is negatively impacting the finances of municipalities to varying degrees, and, over time, financial stress could emerge. BAM’s existing credit portfolio is of high quality and structured to be resilient during economic slowdowns. BAM views consumption-based tax-backed credits (sales, hotel, excise), transportation-related credits (airports, mass transportation, ports and toll roads) and higher education-related credits as those most likely to be affected by pandemic-related impacts on the economy. Combined, these sectors total approximately 15% of BAM’s outstanding insured par. All BAM-insured bond payments due through February 15, 2021 have been made by insureds. BAM currently has no insured bonds on its insured credit watchlist.

HG Global/BAM Results—Year Ended December 31, 2019 versus Year Ended December 31, 2018
Gross written premiums and MSC collected in the HG Global/BAM segment totaled $107 million in both 2019 and 2018. BAM insured $12.8 billion of municipal bonds, $10.4 billion of which were in the primary market, in 2019, compared to $12 billion of municipal bonds, $8.8 billion of which were in the primary market, in 2018. During 2019 and 2018, BAM completed assumed reinsurance transactions to insure municipal bonds with a par value of $1.1 billion and $2.2 billion, respectively.
Total pricing, which reflects both gross written premiums and MSC from new business, decreased to 83 basis points in 2019, compared to 93 basis points in 2018. See “NON-GAAP FINANCIAL MEASURES” on page 63. The decrease in total pricing was driven primarily by a decrease in pricing in the primary market. Pricing in the primary market decreased to 51 basis points in 2019, compared to 71 basis points in 2018, driven primarily by lower interest rates and tighter credit spreads. Pricing in the assumed reinsurance and secondary markets, which is more transaction-specific than pricing in the primary market, increased to 219 basis points in 2019, compared to 150 basis points in 2018, partially offsetting the decline in pricing in the primary market.

The following table presents the gross par value of primary and secondary market policies issued, the gross par value of assumed reinsurance, the gross written premiums and MSC collected and total pricing for the twelve months ended December 31, 2019 and 2018:

	Year Ended December 31,
$ in Millions	2019		2018
Gross par value of primary market policies issued	$10,405.1		$8,779.9
Gross par value of secondary market policies issued	1,311.8		959.6
Gross par value of assumed reinsurance	1,130.7		2,235.8
Total gross par value of market policies issued	$12,847.6		$11,975.3
Gross written premiums	$38.7	(2)	$52.9
MSC collected	68.0	(2)	53.8
Total gross written premiums and MSC collected	$106.7		$106.7
Present value of future installment MSC collections	.3		3.1
Gross written premium adjustments on existing installment policies	(.1)		1.1
Gross written premiums and MSC from new business (1)	$106.9		$110.9
Total pricing	83 bps		93 bps
     (1) See “NON-GAAP FINANCIAL MEASURES” on page 63.
(2) During 2019, BAM issued policy endorsements for certain policies issued in periods prior to the second quarter of 2018. The impact of the policy endorsements for the year ended December 31, 2019 was a decrease to BAM’s gross written premiums of $13.4 and an increase to MSC collected of $13.4.

HG Global reported GAAP pre-tax income of $54 million in 2019, compared to $32 million in 2018. The increase in pre- tax income was driven primarily by higher returns in HG Global’s investment portfolio. HG Global’s results in 2019 included $27 million of interest income on the BAM Surplus Notes, compared to $23 million in 2018.
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
In December 2019, BAM made a $32 million cash payment (which included a one-time $10 million cash payment) of principal and interest on the BAM Surplus Notes held by HG Global. Of this payment, $24 million was a repayment of principal held in the Supplemental Trust and $8 million was a payment of accrued interest held outside the Supplemental Trust.
In December 2018, BAM made a $23 million cash payment of principal and interest on the BAM Surplus Notes held by HG Global. Of this payment, $18 million was a repayment of principal held in the Supplemental Trust, $1 million was a payment of accrued interest held in the Supplemental Trust and $4 million was a payment of accrued interest held outside the Supplemental Trust.
In January 2020, White Mountains updated its debt service model for the BAM Surplus Notes to reflect (i) the cash payments of principal and interest on the BAM Surplus Notes made in December 2019 and January 2020, (ii) the amendments made to the terms of the BAM Surplus Notes in January 2020, including the extension of the variable interest rate period and (iii) in light of the current interest rate environment, a more conservative forecast of future operating results for BAM. The changes to the debt service model resulted in slower modeled future payments on the BAM Surplus Notes and, in turn, a $20 million increase to the time value of money discount on the BAM Surplus Notes as reflected in adjusted book value per share as of December 31, 2019.

Claims Paying Resources
BAM’s claims paying resources represent the capital and other financial resources BAM has available to pay claims and, as such, is a key indication of BAM’s financial strength.
BAM’s claims paying resources were $987 million as of December 31, 2020, compared to $938 million as of December 31, 2019 and $871 million as of December 31, 2018. The increase in claims paying resources was driven primarily by increases in the statutory value of the collateral trusts resulting from positive cash flow from operations, partially offset by the portion of cash payments on the BAM surplus notes related to accrued interest held outside the Supplemental Trust.

The following table presents BAM’s total claims paying resources as of December 31, 2020, 2019 and 2018:

Millions	December 31, 2020	December 31, 2019	December 31, 2018
Policyholders’ surplus	$324.7	$402.4	$413.7
Contingency reserve	86.4	68.2	50.3
Qualified statutory capital	411.1	470.6	464.0
Net unearned premiums	45.2	39.3	36.2
Present value of future installment premiums and MSC	14.0	13.7	12.9
HG Re Collateral Trusts at statutory value	417.0	314.0	258.3
Fidus Re collateral trust at statutory value	100.0	100.0	100.0
Claims paying resources	$987.3	$937.6	$871.4

HG Global/BAM Balance Sheets
The following table presents amounts from HG Global, which includes HG Re and its other wholly-owned subsidiaries, and BAM that are contained within White Mountains’s consolidated balance sheet as of December 31, 2020 and 2019:

	December 31, 2020
Millions	HG Global	BAM	Eliminations and Segment Adjustment	Total Segment
Assets
Fixed maturity investments	$415.9	$443.6	$—	$859.5
Short-term investments	16.5	43.9	—	60.4
Total investments	432.4	487.5	—	919.9
Cash	23.8	19.0	—	42.8
BAM Surplus Notes	388.2	—	(388.2)	—
Accrued interest receivable on BAM Surplus Notes	155.7	—	(155.7)	—
Deferred acquisition costs	54.1	27.8	(54.1)	27.8
Insurance premiums receivable	4.4	6.9	(4.4)	6.9
Accrued investment income	2.0	3.0	—	5.0
Other assets	—	15.8	(.4)	15.4
Total assets	$1,060.6	$560.0	$(602.8)	$1,017.8
Liabilities
BAM Surplus Notes (1)	$—	$388.2	$(388.2)	$—
Accrued interest payable on BAM Surplus Notes (2)	—	155.7	(155.7)	—
Preferred dividends payable to White Mountains's subsidiaries (3)	363.9	—	—	363.9
Preferred dividends payable to non-controlling interests	12.7	—	—	12.7
Unearned insurance premiums	196.1	41.4	—	237.5
Other liabilities	2.2	98.0	(58.9)	41.3
Total liabilities	574.9	683.3	(602.8)	655.4
Equity
White Mountains’s common shareholders’ equity (3)	472.2	—	—	472.2
Non-controlling interests	13.5	(123.3)	—	(109.8)
Total equity	485.7	(123.3)	—	362.4
Total liabilities and equity	$1,060.6	$560.0	$(602.8)	$1,017.8
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

NSM

NSM is a full-service MGU and program administrator for specialty property and casualty insurance. The company places insurance in niche sectors such as specialty transportation, real estate, social services and pet. On behalf of its insurance carrier partners, NSM typically manages all aspects of the placement process, including product development, marketing, underwriting, policy issuance and claims. NSM earns commissions based on the volume and profitability of the insurance that it places. NSM does not take insurance risk. On May 11, 2018, White Mountains acquired NSM.
The following table presents the components of GAAP net loss, EBITDA and adjusted EBITDA included in White Mountains’s NSM segment for the years ended December 31, 2020, 2019 and the period from May 11, 2018, the date White Mountains acquired NSM, to December 31, 2018:

Millions	Year Ended December 31, 2020	Year Ended December 31, 2019	May 11, 2018 to December 31, 2018
Commission revenues	$232.5	$193.4	$89.6
Broker commission expense	75.3	64.8	28.4
Gross profit	157.2	128.6	61.2
Other revenues	52.6	39.7	12.0
General and administrative expenses	176.9	132.2	59.4
Change in fair value of contingent consideration earnout liabilities	(3.3)	2.1	2.7
Amortization of other intangible assets	26.7	19.4	8.3
Interest expense	22.1	16.7	8.0
GAAP pre-tax loss	(12.6)	(2.1)	(5.2)
Income tax benefit	(5.7)	(.6)	—
GAAP net loss	(6.9)	(1.5)	(5.2)
Add back:
Interest expense	22.1	16.7	8.0
Income tax benefit	(5.7)	(.6)	—
General and administrative expenses — depreciation	4.5	2.8	1.7
Amortization of other intangible assets	26.7	19.4	8.3
EBITDA (1)	40.7	36.8	12.8
Add back:
Change in fair value of contingent consideration earnout liabilities	(3.3)	2.1	2.7
Non-cash equity-based compensation expense	2.4	—	—
Impairments of intangible assets	6.2	2.4	—
Acquisition-related transaction expenses	7.2	3.2	1.0
Fair value purchase accounting adjustment for deferred revenue	—	.9	—
Investments made in the development of new business lines	.9	.3	1.8
Restructuring expenses	4.8	2.3	.1
Adjusted EBITDA (1)	$58.9	$48.0	$18.4
(1) See “NON-GAAP FINANCIAL MEASURES” on page 63.

NSM Results—Year ended December 31, 2020 versus Year ended December 31, 2019
NSM reported GAAP pre-tax loss of $13 million, adjusted EBITDA of $59 million, and commission and other revenues of $285 million in 2020. NSM reported pre-tax loss of $2 million, adjusted EBITDA of $48 million, and commission and other revenues of $233 million in 2019. NSM’s pre-tax loss included interest expense of $22 million and amortization of other intangible assets of $27 million in 2020, compared to $17 million and $19 million, respectively, in 2019. Results for the year ended December 31, 2020 include the results, from the date of acquisition, of Kingsbridge, a leading provider of commercial lines insurance and consulting services for the professional contractor and freelancer markets in the United Kingdom, which was acquired on April 7, 2020, and Embrace, a nationwide provider of pet health insurance for dogs and cats, which NSM acquired on April 1, 2019. In addition to the acquisitions of Kingsbridge and Embrace, GAAP pre-tax loss, adjusted EBITDA and commission and other revenues in 2020 benefited from growth in the pet, real estate and specialty transportation verticals, partially offset by declines in the U.K. vertical excluding Kingsbridge.
Broker commission expenses and general and administrative expenses were $75 million and $177 million in 2020, compared to $65 million and $132 million, respectively, in 2019. NSM’s general and administrative expenses for 2020 and 2019 included a $6 million and $2 million impairment of intangible assets related to its U.K. vertical.

NSM Results—Year ended December 31, 2019 versus the Period from May 11, 2018 to December 31, 2018
NSM reported GAAP pre-tax loss of $2 million, adjusted EBITDA of $48 million, and commission and other revenues of $233 million in 2019. NSM reported pre-tax loss of $5 million, adjusted EBITDA of $18 million, and commission and other revenues of $102 million for the period from May 11, 2018, the date White Mountains acquired NSM, to December 31, 2018. NSM’s pre-tax loss included interest expense of $17 million and amortization of other intangible assets of $19 million in 2019, compared to $8 million and $8 million, respectively, for the period from May 11, 2018 to December 31, 2018. Results for the year ended December 31, 2019 include the results, from the date of acquisition, of Embrace.
Broker commission expenses and general and administrative expenses were $65 million and $132 million in 2019, compared to $28 million and $59 million, respectively, for the period from May 11, 2018 to December 31, 2018. NSM’s general and administrative expenses for 2019 included a $2 million impairment of intangible assets related to its U.K. vertical.

NSM Business Trends
NSM’s business consists of over 16 active programs that are broadly categorized into six market verticals. Kingsbridge was added to the U.K. vertical in the second quarter of 2020.
The following table presents the controlled premium and commission and other revenues by vertical for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020		2019		2018 (2)
$ in Millions	Controlled Premium (1)	Commission and Other Revenue	Controlled Premium (1)	Commission and Other Revenue	Controlled Premium (1)	Commission and Other Revenue
Specialty Transportation	$310.2	$85.5	$290.2	$77.6	$136.8	$43.0
Real Estate	189.1	44.9	157.2	34.7	135.7	30.3
Social Services	115.5	28.9	102.7	25.9	94.0	23.8
Pet	131.9	55.0	67.6	30.0	—	—
United Kingdom	179.5	49.4	155.5	45.9	108.8	34.9
Other	134.5	21.4	124.5	19.0	119.4	19.8
Total	$1,060.7	$285.1	$897.7	$233.1	$594.7	$151.8
(1) Controlled premium are total premiums placed by NSM during the period.
(2) Controlled premium and commission and other revenue includes results prior to White Mountains’s ownership of NSM.

Year Ended December 31, 2020 versus Year Ended December 31, 2019
Specialty Transportation: NSM’s specialty transportation controlled premium and commission and other revenues increased 7% and 10% in 2020, compared to 2019, driven primarily by rate increases and new business unit growth in the collector car and tow truck markets.
Real Estate: NSM’s real estate controlled premium and commission and other revenues increased 20% and 29% in 2020, compared to 2019, driven primarily by rate increases and strong retention rates in coverages for coastal condominium associations combined with rate increases and unit growth in the excess and surplus habitational program.
Social Services: NSM’s social services controlled premium and commission and other revenues both increased 12% in 2020, compared to 2019, driven primarily by rate increases and unit growth.
Pet: NSM’s pet controlled premium and commission and other revenues increased 95% and 83% in 2020, compared to 2019, driven primarily by the acquisition of Embrace in April 2019 and strong demand in 2020 as pet adoption increased substantially as a result of the COVID-19 pandemic. The increase in commission and other revenues was less than the increase in premium due to business mix, as affinity business grew faster than direct market business.
United Kingdom: NSM’s United Kingdom controlled premium and commission and other revenues increased 15% and 8% in 2020, compared to 2019, driven primarily by the acquisition of Kingsbridge. Kingsbridge contributed $26 million of controlled premium and $12 million of commission and other revenues in 2020. Excluding Kingsbridge, United Kingdom controlled premium decreased 1% in 2020, compared to 2019, as growth in the MGA business was offset by declines in the brokerage business caused by disruption to the travel and non-standard auto markets in the United Kingdom resulting from the COVID-19 pandemic. Excluding Kingsbridge, United Kingdom commission and other revenues declined 19% due to COVID-related challenges and changes in product mix, as the brokerage business, which has higher commission rates than the MGA business, declined while the MGA business grew.
Other: NSM’s other controlled premium and commission and other revenues increased 8% and 13% in 2020, compared to 2019. The increase in controlled premium was driven primarily by rate increases. Commission and other revenues increased as the professional liability business, which has higher commission rates than retail, grew while the retail business declined.

COVID-19
The COVID-19 pandemic negatively impacted certain programs (e.g., lower volumes in the non-standard auto and outdoor leisure businesses in the United Kingdom) while others have been positively impacted (e.g., higher volumes in pet). Results at NSM could still be negatively impacted in the coming quarters, but White Mountains does not currently anticipate dramatic impacts over the fullness of time.

Year Ended December 31, 2019 versus Year Ended December 31, 2018
    Specialty Transportation: NSM’s specialty transportation controlled premium and commission and other revenues increased significantly in 2019, compared to 2018, driven primarily by the acquisition of KBK in November 2018 and an increase in contingent commissions and fees in 2019. KBK contributed $160 million of controlled premium and $32 million of commission and other revenues in 2019.
Real Estate: NSM’s real estate controlled premium and commission and other revenues increased 16% and 15% in 2019, compared to 2018, driven primarily by rate increases in coverages for coastal condominium associations, combined with significant unit growth in the excess and surplus habitational program.
Social Services: NSM’s social services controlled premium and commission and other revenues both increased 9% in 2019, compared to 2018, driven primarily by rate increases and higher retention.
Pet: The pet program was added during the second quarter of 2019 with the acquisition of Embrace.
United Kingdom: NSM’s United Kingdom controlled premium and commission and other revenues increased 43% and 32% in 2019, compared to 2018, driven primarily by the acquisition of Fresh Insurance in May 2018 and the establishment of First Underwriting in the fourth quarter of 2018. Fresh Insurance’s controlled premium and commission and other revenues contributed $62 million and $18 million in 2019, respectively, compared to $46 million and $16 million, respectively, from the date of acquisition, May 11, 2018, to the end of 2018. First Underwriting contributed $38 million of controlled premium and $3 million of commission and other revenues in 2019.
Other: NSM’s other controlled premium increased 4% in 2019, compared to 2018, driven primarily by improvements in units and retention. Commissions and other revenues decreased 4% in 2019 from 2018 due to lower average commission rates resulting from a change in carrier in 2019.

Kudu

As of December 31, 2020, Kudu has deployed a total of $386 million in 13 asset management firms, with an average cash yield to Kudu at inception of 10.3%. The firms have combined assets under management of approximately $45 billion, spanning a range of asset classes, including real estate, real assets, wealth management, hedge funds, private equity and alternative credit strategies.
The following table presents the components of GAAP net income, EBITDA and adjusted EBITDA included in White Mountains’s Kudu segment for the year ended December 31, 2020 and the period from April 4, 2019, the date of the Kudu Transaction, to December 31, 2019:

	Twelve Months Ended December 31, 2020	April 4, 2019 to December 31, 2019
Millions
Net investment income	$29.5	$14.7
Net realized and unrealized investment gains	15.9	6.3
Other revenues	.3	.2
Total revenues	45.7	21.2
General and administrative expenses	11.8	10.1
Amortization of other intangible assets	.3	.2
Interest expense	6.0	.1
Total expenses	18.1	10.4
Pre-tax income	$27.6	$10.8
Income tax expense	7.0	2.8
GAAP net income	20.6	8.0
Add back:
Interest expense	6.0	.1
Income tax expense	7.0	2.8
General and administrative expenses – depreciation	—	—
Amortization of other intangible assets	.3	.2
EBITDA (1)	33.9	11.1
Add back:
Net unrealized investment gains	(15.9)	(6.3)
Non-cash equity-based compensation expense	.4	1.3
Acquisition-related transaction expenses	3.7	2.9
Adjusted EBITDA (1)	$22.1	$9.0
(1) See “NON-GAAP FINANCIAL MEASURES” on page 63.

Kudu Results—Year ended December 31, 2020 versus Year ended December 31, 2019
Kudu reported pre-tax income of $28 million and total revenues of $46 million for the year ended December 31, 2020, compared to pre-tax income of $11 million and total revenues of $21 million for the period from April 4, 2019, the date of the Kudu Transaction, to December 31, 2019. Kudu reported adjusted EBITDA of $22 million for the year ended December 31, 2020 compared to $9 million for the period from April 4, 2019, the date of the Kudu Transaction, to December 31, 2019. The increases in Kudu’s pre-tax income, total revenues and adjusted EBITDA were driven primarily by net investment income earned from the $121 million (including approximately $3 million of transaction costs) in new deployments that Kudu made in 2020 and 2019. Pre-tax income and total revenues included $16 million of unrealized gains on Kudu’s Participation Contracts in 2020, compared to $6 million of unrealized gains on Kudu’s Participation Contracts in the period from April 4, 2019, the date of the Kudu Transaction, to December 31, 2019.

COVID-19
Over time, Kudu’s revenues will fluctuate with increases and decreases in assets under management and fee levels at Kudu’s underlying asset management business, which are impacted by increases and decreases in financial markets, such as those experienced during 2020 during the COVID-19 pandemic. Kudu’s portfolio diversification, in particular its emphasis on private capital and its de-emphasis on long-only, should continue to provide some downside protection to financial market declines.

MediaAlpha

On October 30, 2020, MediaAlpha completed the MediaAlpha IPO. In the offering, White Mountains sold 3,609,894 shares and received total proceeds of $64 million. Following the completion of the MediaAlpha IPO, White Mountains owns 20,532,202 MediaAlpha shares, representing a 35.0% ownership interest (32.3% on a fully-diluted, fully converted basis). At the December 31, 2020 closing price of $39.07 per share, the value of White Mountains’s remaining investment in MediaAlpha was $802 million. Based on White Mountains’s ownership of 20,532,202 shares of MediaAlpha, each $1.00 per share increase or decrease in the stock price of MediaAlpha subsequent to the MediaAlpha IPO will result in an approximate $7 per share increase or decrease in White Mountains’s book value per share and adjusted book value per share.
On February 26, 2019, MediaAlpha completed the 2019 MediaAlpha Transaction. White Mountains deconsolidated MediaAlpha as a result of the 2019 MediaAlpha Transaction and stopped reporting it as a segment. Prior to the MediaAlpha IPO, White Mountains’s non-controlling equity interest in MediaAlpha was accounted for at fair value within other long-term investments. Subsequent to the MediaAlpha IPO, White Mountains’s non-controlling equity interest in MediaAlpha is accounted for at fair value based on the publicly traded share price of MediaAlpha’s common stock. As of December 31, 2020 and 2019, the fair value of White Mountains’s investment in MediaAlpha was $802 million and $180 million. See Summary of Investment Results on page 49.
The following table presents the components of GAAP pre-tax (loss) income included in White Mountains’s MediaAlpha segment for the period of January 1, 2019 to February 26, 2019, and for the year ended December 31, 2018:

Millions	January 1, 2019 to February 26, 2019	Year Ended December 31, 2018
Advertising and commission revenues	$48.8	$295.5
Cost of sales	40.6	245.0
Gross profit	8.2	50.5
Other revenue	—	1.6
General and administrative expenses	5.7	31.7
General and administrative expenses - the 2019 MediaAlpha Transaction related costs	6.8	—
Amortization of other intangible assets	1.6	10.3
Interest expense	.2	1.2
GAAP pre-tax (loss) income	$(6.1)	$8.9

MediaAlpha Results—For the Period from January 1, 2019 to February 26, 2019
MediaAlpha reported GAAP pre-tax loss of $6 million and revenues of $49 million from January 1, 2019 to February 26, 2019, the date of the 2019 MediaAlpha Transaction. During the period from January 1, 2019 to February 26, 2019, revenues were driven primarily by the P&C and Health, Medicare and Life verticals, which had revenues of $26 million and $17 million. During the period from January 1, 2019 to February 26, 2019, MediaAlpha recognized $7 million of costs related to the 2019 MediaAlpha Transaction in general and administrative expenses.

Other Operations

The following table presents White Mountains’s financial results from its Other Operations segment for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
Millions	2020	2019	2018
Net investment income	$82.0	$43.4	$42.3
Net realized and unrealized investment (losses) gains	(8.8)	219.8	(100.8)
Net realized and unrealized investment gains from MediaAlpha	686.0	180.0	—
Realized gain from the 2019 MediaAlpha Transaction	—	67.5	—
Advertising and commission revenues	8.3	6.9	4.1
Other revenues	13.9	6.1	.5
Total revenues	781.4	523.7	(53.9)
Cost of sales	11.3	7.5	3.7
General and administrative expenses	141.9	122.5	94.4
Amortization of other intangible assets	1.3	.6	.2
Interest expense	1.4	.6	.3
Total expenses	155.9	131.2	98.6
Pre-tax income (loss)	$625.5	$392.5	$(152.5)

Other Operations Results—Year Ended December 31, 2020 versus Year Ended December 31, 2019
    White Mountains’s Other Operations segment reported pre-tax income of $626 million in 2020, compared to pre-tax income of $393 million in 2019. The increase in pre-tax income was driven primarily by the increase in the fair value of White Mountains’s investment in MediaAlpha. White Mountains’s Other Operations segment reported net investment income of $82 million in 2020, which was driven primarily by $55 million of net proceeds received in the third quarter of 2020 from a dividend recapitalization at MediaAlpha, compared to net investment income of $43 million in 2019. White Mountains’s Other Operations segment reported net realized and unrealized investment gains from its investment in MediaAlpha of $686 million in 2020, compared to $180 million in 2019. White Mountains’s Other Operations segment reported net realized and unrealized investment losses of $9 million in 2020, compared to net realized and unrealized investment gains of $220 million in 2019. See “Summary of Investment Results” on page 49. The Other Operations segment reported general and administrative expenses of $142 million in 2020, compared to $123 million in 2019. The increase was driven primarily by higher incentive compensation costs, driven primarily by an increase in the assumed harvest percentage on outstanding performance shares. Pre-tax income for the year ended December 31, 2019 also included $68 million of realized gain from the 2019 MediaAlpha Transaction.

Share repurchases
For the year ended December 31, 2020, White Mountains repurchased and retired 99,087 of its common shares for $85 million.

Other Operations Results—Year Ended December 31, 2019 versus Year Ended December 31, 2018
White Mountains’s Other Operations segment reported pre-tax income of $393 million in 2019, compared to pre-tax loss of $153 million in 2018. The change was driven primarily by higher investment returns and White Mountains’s investment in MediaAlpha. In 2019, White Mountains’s Other Operations segment reported net realized and unrealized investment gains from White Mountains’s investment in MediaAlpha of $180 million and $68 million of realized gain from the 2019 MediaAlpha Transaction. White Mountains’s Other Operations segment reported net realized and unrealized investment gains of $220 million in 2019, compared to net realized and unrealized investment losses of $101 million in 2018. See “Summary of Investment Results” on page 49. The Other Operations segment reported general and administrative expenses of $123 million in 2019, compared to $94 million in 2018. The increase was driven primarily by higher incentive compensation costs, driven primarily by an increase in both White Mountains’s share price and the assumed harvest percentage on outstanding performance shares.

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
The following table presents the pre-tax investment return for White Mountains’s consolidated portfolio for the years ended December 31, 2020, 2019 and 2018:

Gross Investment Returns and Benchmark Returns
Prior to the MediaAlpha IPO, White Mountains’s investment in MediaAlpha was presented within other long-term investments. Subsequent to the MediaAlpha IPO, White Mountains presents its investment in MediaAlpha in a separate line item on the balance sheet. Amounts for periods prior to the MediaAlpha IPO have been reclassified to be comparable to the current period.
White Mountains’s returns for the years ended December 31, 2020, 2019 and 2018 are as follows:

	Year Ended December 31,
	2020	2019	2018
Common equity securities	3.6%	29.1%	(7.7)%
Other long-term investments	2.5%	6.1%	10.0%
Common equity securities and other long-term investments	4.9%	20.8%	(3.6)%
Investment in MediaAlpha, common equity securities and other long-term investments	80.0%	36.9%	(3.6)%
S&P 500 Index (total return)	18.4%	31.5%	(4.4)%

Fixed income investments	4.9%	6.1%	1.2%
Bloomberg Barclays U.S. Intermediate Aggregate Index	5.6%	6.7%	0.9%

Total consolidated portfolio	31.9%	20.4%	(1.7)%
Total consolidated portfolio - excluding MediaAlpha	4.6%	13.0%	(1.7)%

Investment Returns—Year Ended December 31, 2020 versus Year Ended December 31, 2019
White Mountains’s pre-tax total return on invested assets was 31.9% in 2020. This return included $746 million of net investment income and net realized and unrealized investment gains from MediaAlpha. Excluding MediaAlpha, the total return on invested assets was 4.6% in 2020. White Mountains’s pre-tax total return on invested assets was 20.4% in 2019. This return included $188 million of net investment income and net unrealized investment gains from MediaAlpha. Excluding MediaAlpha, the total return on invested assets was 13.0% in 2019.
Investment returns in 2020 were impacted by White Mountains’s decision to sell its portfolio of common equity securities during the third and fourth quarter of 2020 in preparation for funding the Ark Transaction as equity markets were up strongly in the fourth quarter. Investment returns in 2019 benefited from White Mountains’s decision to increase equity exposure after markets declined sharply at the end of 2018 ahead of the strong rally in equity markets during 2019.

Investment in MediaAlpha, Common Equity Securities and Other Long-Term Investments Results
White Mountains’s portfolio of its investment in MediaAlpha, common equity securities and other long-term investments was $1.6 billion and $1.5 billion as of December 31, 2020 and 2019, which represented 54% and 52% of total invested assets. See Note 3 — “Investment Securities”. The change was primarily driven by an increase in the fair value of White Mountains’s investment in MediaAlpha and an increase in other long-term investments, partially offset by the sale of common equity securities during the third and fourth quarters of 2020 in preparation for funding the Ark Transaction.
White Mountains’s portfolio of common equity securities and other long-term investments returned 4.9% in 2020. White Mountains’s portfolio of its investment in MediaAlpha, common equity securities and other long-term investments returned 80.0% in 2020, which included $746 million of net investment income and net realized and unrealized investment gains from MediaAlpha.
White Mountains’s portfolio of common equity securities and other long-term investments returned 20.8% in 2019. White Mountains’s portfolio of its investment in MediaAlpha, common equity securities and other long-term investments returned 36.9% in 2019, which included $188 million of net investment income and net unrealized investment gains from MediaAlpha.

During the third and fourth quarters of 2020, White Mountains sold its remaining portfolio of common equity securities, including its portfolio of ETFs and international common equity portfolios, in anticipation of funding the Ark Transaction.
As of December 31, 2019, White Mountains’s portfolio of common equity securities consisted of passive ETFs and publicly-traded common equity securities actively managed by select third-party registered investment advisers. White Mountains’s portfolio of common equity securities was $684 million as of December 31, 2019.
White Mountains’s portfolio of common equity securities returned 3.6% in 2020, underperforming the S&P 500 Index return of 18.4%. The results for 2020 were driven primarily by White Mountains’s lack of common equity exposure during the fourth quarter equity market rally and the relative underperformance from White Mountains’s international common equity portfolios prior to the liquidation of these positions. White Mountains’s portfolio of common equity securities returned 29.1% in 2019, underperforming the S&P 500 Index return of 31.5%. The results for 2019 were driven primarily by relative underperformance in White Mountains’s international common equity portfolios.
White Mountains’s portfolio of ETFs is designed to provide investment results that generally correspond to the performance of the S&P 500 Index. White Mountains’s portfolio of ETFs was fully liquidated as of December 31, 2020 and amounted to $536 million as of December 31, 2019. In 2020 and 2019, White Mountains’s portfolio of ETFs essentially earned the effective index return, before expenses, over the periods in which White Mountains was invested in these funds.
Previously, White Mountains maintained relationships with a small number of third-party registered investment advisers (the “actively managed common equity portfolio”), including Highclere International Investors (“Highclere”), who invests in small- and mid-cap equity securities listed in markets outside of the United States and Canada through a unit trust, and Silchester International Investors (“Silchester”), who invests in value-oriented non-U.S. equity securities through a unit trust.
During the third quarter of 2020, White Mountains submitted redemption requests to Silchester and Highclere to liquidate White Mountains’s full investments in the unit trusts. At the beginning of the fourth quarter of 2020, White Mountains received $107 million in total proceeds relating to the Silchester and Highclere redemptions. White Mountains’s actively managed common equity portfolio was $147 million as of December 31, 2019. White Mountains’s actively managed common equity portfolio returned -11.0% in 2020 and 24.2% in 2019, underperforming the S&P 500 Index return of 18.4% and 31.5%, respectively. The results were driven primarily by the lack of exposure to actively managed common equities in the fourth quarter of 2020 and relative underperformance in international stocks versus the S&P 500 Index over these periods.
White Mountains maintains a portfolio of other long-term investments that consists primarily of unconsolidated entities, including Kudu’s Participation Contracts, private equity funds, hedge funds, the ILS Funds and private debt instruments. White Mountains’s portfolio of other long-term investments was $787 million and $676 million as of December 31, 2020 and 2019. The change in other long-term investments was primarily driven by additional investments in Kudu’s Participation Contracts.
White Mountains other long-term investments portfolio returned 2.5% in 2020. Investment returns for 2020 were driven primarily by net investment income and net unrealized gains from Kudu’s Participation Contracts, partially offset by a $10 million decrease in the fair value of White Mountains’s investment in PassportCard/DavidShield, where the global slowdown in travel activity in reaction to the COVID-19 pandemic caused a significant decline in premiums and revenues.
White Mountains other long-term investments portfolio returned 6.1% in 2019. Investment returns for 2019 were driven primarily by net investment income from Kudu’s Participation Contracts and a $15 million increase in the fair value of White Mountains’s investment in PassportCard/DavidShield resulting from increases in profitability metrics in its core businesses, partially offset by losses from certain unconsolidated entities.
In the second quarter of 2019, White Mountains made an investment in three multi-investor ILS Funds managed by Elementum, a third-party registered investment adviser specializing in natural catastrophe ILS. Elementum manages separate accounts and pooled investment vehicles across various ILS sectors, including catastrophe bonds, collateralized reinsurance investments and industry loss warranties, on behalf of third-party clients. As of December 31, 2020, White Mountains had approximately $51 million invested in these four ILS Funds. As of December 31, 2019, White Mountains had approximately $41 million invested in three ILS Funds.

Fixed Income Results
White Mountains’s fixed income portfolio, including short-term investments, was $1.4 billion as of December 31, 2020 and 2019. The duration of White Mountains’s fixed income portfolio, including short-term investments, was 3.2 years and 2.8 years as of December 31, 2020 and 2019. White Mountains’s fixed income portfolio included fixed maturity investments and short-term investments in the Collateral Trusts of $432 million and $320 million as of December 31, 2020 and 2019.
White Mountains’s fixed income portfolio returned 4.9% in 2020, underperforming the Bloomberg Barclays U.S. Intermediate Aggregate Index return of 5.6%. White Mountains’s fixed income portfolio returned 6.1% in 2019, underperforming the Bloomberg Barclays U.S. Intermediate Aggregate Index return of 6.7%. The results for both periods were driven primarily by the short duration positioning of White Mountains’s fixed income portfolio as interest rates declined significantly.

Investment Returns—Year Ended December 31, 2019 versus Year Ended December 31, 2018
Prior to the 2019 MediaAlpha Transaction, MediaAlpha was a majority-owned consolidated subsidiary of White Mountains. Subsequent to the 2019 MediaAlpha Transaction, MediaAlpha was deconsolidated and accounted for at fair value.
White Mountains’s pre-tax total return on invested assets was 20.4% in 2019. This return included $188 million of net investment income and net unrealized investment gains from MediaAlpha. Excluding MediaAlpha, the total return on invested assets was 13.0% in 2019, compared to -1.7% in 2018.
Investment returns in 2019 benefited from White Mountains’s decision to increase equity exposure after markets declined sharply at the end of 2018 ahead of the strong rally in equity markets during 2019. Investment returns in 2018 were adversely impacted by the sharp decline in equity markets in the fourth quarter.

Investment in MediaAlpha, Common Equity Securities and Other Long-Term Investments Results
White Mountains’s portfolio of its investment in MediaAlpha, common equity securities and other long-term investments was $1.5 billion and $1.3 billion as of December 31, 2019 and 2018, which represented approximately 52% and 49% of total invested assets as of December 31, 2019 and 2018. See Note 3 — “Investment Securities”.
White Mountains’s portfolio of common equity securities and other long-term investments returned 20.8% in 2019, compared to -3.6% in 2018. White Mountains’s portfolio of its investment in MediaAlpha, common equity securities and other long-term investments returned 36.9% in 2019, which included $188 million of net investment income and net unrealized investment gains from MediaAlpha.
White Mountains’s portfolio of common equity securities was $684 million and $926 million as of December 31, 2019 and 2018. White Mountains’s portfolio of common equity securities returned 29.1% in 2019, underperforming the S&P 500 Index return of 31.5%. White Mountains’s portfolio of common equity securities returned -7.7% in 2018, underperforming the S&P 500 Index return of -4.4%. The results in both periods were driven primarily by relative underperformance in White Mountains’s international common equity portfolios.
White Mountains’s portfolio of ETFs was $536 million and $675 million as of December 31, 2019 and 2018. In 2019 and 2018, the ETF portfolio essentially earned the effective index return, before expenses, over the period in which White Mountains was invested in these funds.
As of December 31, 2019 and 2018, White Mountains’s had approximately $147 million and $250 million of common equity securities invested with third-party registered investment advisers. In the third quarter of 2019, White Mountains redeemed $82 million from its Highclere and Silchester accounts in order to reduce its international exposure in the context of the size of its overall portfolio of common equity securities. White Mountains’s actively managed common equity portfolio returned 24.2% in 2019, underperforming the S&P 500 Index return of 31.5%. White Mountains’s actively managed common equity portfolio returned -15.6% for 2018, underperforming the S&P 500 Index return of -4.4%. The results in both periods were driven primarily by relative underperformance in the international common equity portfolios managed by Highclere and Silchester.
White Mountains’s portfolio of other long-term investments was $676 million and $326 million as of December 31, 2019 and 2018. White Mountains other long-term investments portfolio returned 6.1% in 2019. Investment returns for 2019 were driven primarily by net investment income from Kudu’s Participation Contracts and a $15 million increase in the fair value of White Mountains’s investment in PassportCard/DavidShield resulting from increases in profitability metrics in its core businesses, partially offset by losses from certain unconsolidated entities. White Mountains’s other long-term investments portfolio returned 10.0% in 2018. Investment results for 2018 were driven primarily by a $26 million increase in the fair value of White Mountains’s investment in PassportCard/DavidShield resulting from increases in profitability metrics in its core businesses, as well as strong private equity fund returns.
In the second quarter of 2019, White Mountains made an investment in three multi-investor ILS funds managed by Elementum. As of December 31, 2019, White Mountains had approximately $41 million invested in these three ILS funds and a commitment to invest an additional $10 million in a fourth ILS fund.

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
White Mountains’s fixed income portfolio returned 6.1% in 2019, underperforming the Bloomberg Barclays U.S. Intermediate Aggregate Index return of 6.7%. The short duration positioning of White Mountains’s fixed income portfolio contributed to the underperformance relative to the benchmark as interest rates declined significantly during the period. White Mountains’s fixed income portfolio returned 1.2% in 2018, outperforming the Bloomberg Barclays U.S. Intermediate Aggregate Index return of 0.9%. The short duration positioning of White Mountains’s fixed income portfolio contributed to the outperformance relative to the benchmark as interest rates rose during the period.

Portfolio Composition

The following table presents the composition of White Mountains’s total operations investment portfolio as of December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
$ in Millions	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturity investments	$1,207.2	41.1%	$1,205.8	40.9%
Short-term investments	142.9	4.9	201.2	6.8
Investment in MediaAlpha	802.2	27.3	180.0	6.1
Common equity securities	—	—	683.9	23.2
Other long-term investments	786.8	26.7	676.3	23.0
Total investments	$2,939.1	100.0%	$2,947.2	100.0%

The following table presents the breakdown of White Mountains’s fixed maturity investments as of December 31, 2020 by credit class, based upon issuer credit ratings provided by Standard & Poor’s, or if unrated by Standard & Poor’s, long-term obligation ratings provided by Moody’s:

	December 31, 2020
$ in Millions	Amortized Cost	% of Total	Carrying Value	% of Total
U.S. government and government-sponsored entities (1)	$366.1	31.8%	$375.7	31.1%
AAA/Aaa	48.7	4.2	51.6	4.3
AA/Aa	220.3	19.1	238.6	19.7
A/A	357.2	31.0	373.3	30.9
BBB/Baa	156.3	13.6	165.0	13.7
BB	1.1	0.1	1.0	0.1
Other/not rated	2.0	0.2	2.0	0.2
Total fixed maturity investments	$1,151.7	100.0%	$1,207.2	100.0%
(1)Includes mortgage-backed securities, which carry the full faith and credit guaranty of the U.S. government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

The cost or amortized cost and carrying value of White Mountains’s fixed maturity investments as of December 31, 2020 is presented below by contractual maturity. Actual maturities could differ from contractual maturities because certain borrowers may call or prepay their obligations with or without call or prepayment penalties.

	December 31, 2020
Millions	Amortized Cost	Carrying Value
Due in one year or less	$126.0	$127.0
Due after one year through five years	417.5	433.6
Due after five years through ten years	283.2	303.2
Due after ten years	113.3	124.9
Mortgage and asset-backed securities	211.7	218.5
Total fixed maturity investments	$1,151.7	$1,207.2

The following table presents the composition of White Mountains’s other long-term investments portfolio as of December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
$ in Millions	Carrying Value	% of Total	Carrying Value	% of Total
Kudu Participation Contracts	$400.6	50.9%	$266.5	39.4%
PassportCard/DavidShield	95.0	12.1	90.0	13.3
Elementum	55.1	7.0	55.1	8.1
ILS Funds	51.4	6.5	41.2	6.1
Private Equity Funds and Hedge Funds	121.2	15.4	161.1	23.8
Other	63.5	8.1	62.4	9.3
Total other long-term investments	$786.8	100.0%	$676.3	100.0%

Foreign Currency Exposure

As of December 31, 2020, White Mountains had foreign currency exposure on $188 million of net assets primarily related to NSM’s U.K.-based operations, foreign Kudu Participation Contracts and certain other foreign consolidated and unconsolidated entities.
From time to time, White Mountains may enter into foreign currency forward contracts in order to mitigate its foreign currency exposure on certain invested assets. As of December 31, 2020, White Mountains does not have any open foreign currency forward contracts.
The following table presents the fair value of White Mountains’s foreign denominated net assets as of December 31, 2020:

$ in Millions Currency	Fair Value	% of Common Shareholders’ Equity
GBP	$125.6	3.2%
AUD	43.2	1.1
EUR	19.0	.5
All other	.6	—
Total	$188.4	4.8%

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
In the first quarter of 2020, White Mountains adopted ASU 2019-12, Simplifying the Accounting for Income Taxes (ASC740) (“ASU 2019-12”). For periods subsequent to the adoption of ASU 2019-12, White Mountains records both the tax expense related to BAM’s MSC and the related valuation allowance on such taxes directly through non-controlling interest equity. Prior to the adoption of ASU 2019-12, White Mountains recorded the tax expense related to BAM’s MSC directly to non-controlling interest equity, while the valuation allowance on such taxes was recorded through the income statement.
White Mountains reported income tax benefit of $21 million in 2020 on pre-tax income from continuing operations of $645 million. The difference between White Mountains’s effective tax rate and the current U.S. federal statutory rate of 21% was driven primarily by a $131 million release of a deferred tax liability as a result of an internal reorganization in connection with the MediaAlpha IPO and income generated in jurisdictions with lower tax rates than the United States. Also in 2020, $43 million of tax expense was recorded for state income taxes, withholding taxes and the establishment of a partial valuation allowance on deferred tax assets of various companies, entities and investments that are included in the Other Operations segment.
White Mountains reported income tax expense of $29 million in 2019 on pre-tax income from continuing operations of $405 million. White Mountains’s effective tax rate was different from the current U.S. federal statutory rate of 21% primarily due to income generated in jurisdictions with lower tax rates than the United States, state income taxes and a tax benefit recorded at BAM related to its MSC collected. Also, the effective tax rate for 2019 was different from the current U.S. federal statutory rate of 21% due to the release of a valuation allowance on the net deferred tax assets of the U.S. consolidated group Guilford Holdings, Inc. and subsidiaries, which included Kudu, White Mountains’s investment in MediaAlpha, WM Capital, WM Advisors and certain other entities and investments that are included in the Other Operations segment. In 2019, BAM recorded a tax benefit of $10 million associated with the valuation allowance on taxes related to MSC collected that was included in the effective tax rate.
White Mountains reported income tax benefit of $4 million in 2018 on pre-tax loss from continuing operations of $178 million. White Mountains’s effective tax rate was different from the current U.S. federal statutory rate of 21% primarily due to a full valuation allowance on the net deferred tax assets of Guilford, income generated in jurisdictions with lower tax rates than the United States, withholding taxes and a tax benefit recorded at BAM related to its MSC collected. In 2018, BAM recorded a tax benefit of $9 million associated with the valuation allowance on taxes related to MSC collected that is included in the effective tax rate.

Discontinued Operations

Sirius Group Tax Contingency
On April 18, 2016, White Mountains completed the sale of Sirius Group to CM International Pte. Ltd. and CM Bermuda Limited (collectively “CMI”). In connection with the sale, White Mountains indemnified Sirius Group against the loss of certain interest deductions. In late October 2018, the Swedish Administrative Court ruled against Sirius Group on its appeal of the Swedish Tax Agency’s denial of these interest deductions, which related to periods prior to the sale of Sirius Group to CMI. As a result, in 2018 White Mountains recorded a loss of $17 million within net (loss) gain on sale of discontinued operations reflecting the value of these interest deductions.
For the years ended December 31, 2020 and 2019, White Mountains recognized a net foreign currency translation (loss) gain of $(2) million and $1 million that is included within net gain from sale of Sirius Group in discontinued operations. Sirius Group has appealed the decision to the Swedish Administrative Court of Appeal. See Note 19 — “Held for Sale and Discontinued Operations” on page F-62.

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash and Short-term Investments

Holding Company Level
The primary sources of cash for the Company and certain of its intermediate holding companies are expected to be distributions from its operating subsidiaries, net investment income, proceeds from sales, repayments and maturities of investments, including sales of MediaAlpha common shares, capital raising activities and, from time to time, proceeds from sales of operating subsidiaries. The primary uses of cash are expected to be general and administrative expenses, purchases of investments, payments to tax authorities, payments on and repurchases/retirements of its debt obligations, dividend payments to holders of the Company’s common shares, distributions to non-controlling interest holders of consolidated subsidiaries, contributions to operating subsidiaries and, from time to time, purchases of operating subsidiaries and repurchases of the Company’s common shares.

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

Dividend Capacity

Following is a description of the dividend capacity of White Mountains’s reinsurance and other operating subsidiaries:

HG Global/BAM
As of December 31, 2020, HG Global had $619 million face value of preferred shares outstanding, of which White Mountains owned 96.9%. Holders of the HG Global preferred shares receive cumulative dividends at a fixed annual rate of 6.0% on a quarterly basis, when and if declared by HG Global. During 2020, HG Global declared and paid a $23 million preferred dividend, of which $22 million was paid to White Mountains. As of December 31, 2020, HG Global had accrued $377 million of dividends payable to holders of its preferred shares, of which $364 million was payable to White Mountains and eliminated in consolidation. As of December 31, 2020, HG Global and its subsidiaries had $3 million of cash outside of HG Re.
HG Re is a Special Purpose Insurer subject to regulation and supervision by the BMA but does not require regulatory approval to pay dividends. However, HG Re’s dividend capacity is limited to amounts held outside of the Collateral Trusts pursuant to the FLRT with BAM. As of December 31, 2020, HG Re had $768 million of statutory capital and surplus and $827 million of assets held in the Collateral Trusts pursuant to the FLRT with BAM.
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

As of December 31, 2020, the Collateral Trusts held assets of $827 million, which included $435 million of cash and investments, $388 million of BAM Surplus Notes and $4 million of interest receivable on the BAM Surplus Notes.
As of December 31, 2020, HG Re had $20 million of cash and investments and $114 million of accrued interest on the BAM Surplus Notes held outside the Collateral Trusts.
Through 2024, the interest rate on the BAM Surplus Notes is a variable rate equal to the one-year U.S. Treasury rate plus 300 basis points, set annually. During 2021, the interest rate on the BAM Surplus Notes will be 3.1%. Beginning in 2025, the interest rate will be fixed at the higher of the then current variable rate or 8.0%. BAM is required to seek regulatory approval to pay interest and principal on the BAM Surplus Notes only to the extent that its remaining qualified statutory capital and other capital resources continue to support its outstanding obligations, its business plan and its “AA/stable” rating from Standard & Poor’s. No payment of principal or interest on the BAM Surplus Notes may be made without the approval of the NYDFS.
In December 2020, BAM made a $30 million cash payment of principal and interest on the BAM Surplus Notes held by HG Global. Of this payment, $22 million was a repayment of principal held in the Supplemental Trust and $8 million was a payment of accrued interest held outside the Supplemental Trust.
In January 2020, BAM made a one-time $65 million cash payment of principal and interest on the BAM Surplus Notes held by HG Global. Of this payment, $48 million was a repayment of principal held in the Supplemental Trust, $1 million was a payment accrued interest held in the Supplemental Trust and $16 million was a payment of accrued interest held outside the Supplemental Trust.

NSM
During 2020, NSM did not make any distributions to unitholders. As of December 31, 2020, NSM had $48 million of net unrestricted cash.

Kudu
During 2020, Kudu distributed $4 million to unitholders, substantially all of which was paid to White Mountains. As of December 31, 2020, Kudu had $8 million of net unrestricted cash and short-term investments.
Other Operations
During 2020, White Mountains paid a $3 million common share dividend. As of December 31, 2020, the Company and its intermediate holding companies had $464 million of net unrestricted cash, short-term investments and fixed maturity investments, $802 million of MediaAlpha common stock, and $173 million of private equity funds and the ILS Funds. White Mountains entered into a 180-day lock-up agreement in connection with the MediaAlpha IPO. After the expiration of the lock-up on April 25, 2021 and until the one-year anniversary of the MediaAlpha IPO, any sale of MediaAlpha shares by White Mountains must be coordinated with all principal stockholders of MediaAlpha, who may elect to participate in such sale on a pro rata basis.

Financing

The following table summarizes White Mountains’s capital structure as of December 31, 2020 and 2019:

	December 31,
$ in Millions	2020	2019
NSM Bank Facility, net of unamortized issuance costs	$271.3	$217.4
Other NSM debt, net of unamortized issuance costs	1.3	1.8
Kudu Bank Facility, net of unamortized issuance costs	86.3	53.6
Other Operations debt, net of unamortized issuance costs	17.5	10.7
Total debt	376.4	283.5
Non-controlling interests — excluding BAM	35.2	29.9
Total White Mountains’s common shareholders’ equity	3,906.0	3,261.5
Total capital	4,317.6	3,574.9
Time-value discount on expected future payments on the BAM Surplus Notes (1)	(142.5)	(151.6)
HG Global’s unearned premium reserve (1)	190.0	156.7
HG Global’s net deferred acquisition costs (1)	(52.4)	(41.5)
Total adjusted capital	$4,312.7	$3,538.5

Total debt to total adjusted capital	8.7%	8.0%
(1)Amount reflects White Mountains's preferred share ownership in HG Global of 96.9%.

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

NSM Bank Facility
On April 7, 2020, NSM amended its secured credit facility (the “NSM Bank Facility”) with Ares Capital Corporation in connection with the acquisition of Kingsbridge. Under the amendment, the total commitment increased from $234 million, comprised of term loans of $224 million and a revolving credit loan of $10 million, to $291 million, comprised of term loans of $276 million, including £43 million (approximately $52 million based upon the foreign exchange spot rate as of the date of the transaction) in a GBP term loan, and a revolving credit loan commitment of $15 million. The term loans under the NSM Bank Facility mature on May 11, 2026, and the revolving loan matures on November 11, 2025.
Interest on the NSM Bank Facility accrues at a floating interest rate equal to the three-month LIBOR plus an applicable margin. In connection with the amendment, the reference rates for USD denominated borrowings increased. The USD-LIBOR rate floor increased to 1.25% and the margin over USD-LIBOR increased from a range of 4.25% to 4.75% to a range of 5.50% to 6.00%. For GBP denominated borrowings, the GBP-LIBOR rate floor is 1.25% and the margin over GBP-LIBOR ranges from 6.00% to 6.50%. The margins over the reference interest rates vary within the range depending on the consolidated total leverage ratio of NSM.

The following table presents the change in debt under the NSM Bank Facility for the years ended December 31, 2020 and 2019:

Millions	Year Ended December 31,
NSM Bank Facility	2020	2019
Beginning balance	$221.3	$180.4
Term loans:
Borrowings (1)	52.4	42.9
Repayments	(2.0)	(2.0)
Foreign currency translation	5.7	—
Revolving credit loan:
Borrowings	—	6.5
Repayments	—	(6.5)
Ending balance	$277.4	$221.3
(1) Borrowings for the year ended December 31, 2020 included $52 for the funding of the acquisition of Kingsbridge. Borrowings for the year ended December 31, 2019, included $20 and $23 for the funding of the acquisitions of Embrace and the Renewal Rights.

As of December 31, 2020, the term loans had an outstanding balance of $277 million, including £43 million (approximately $58 million based upon the foreign exchange spot rate as of December 31, 2020) in a GBP term loan, and the revolving credit loan was undrawn. For the twelve months ended December 31, 2020, the effective interest rate on the outstanding term loans under the NSM Bank Facility was 7.02%, excluding the effect of debt issuance costs.
On June 15, 2018, NSM entered into an interest rate swap agreement to hedge its exposure to interest rate risk on $151 million of its USD denominated variable rate term loans.
As of December 31, 2020, $148 million of the outstanding term loans were hedged by the swap and $130 million of the outstanding term loans were unhedged. For the twelve months ended December 31, 2020, the weighted average effective interest rate on the outstanding term loans that were hedged, including the effect of the amortization of debt issuance costs and the effect of the interest rate swap, was 9.0%, and the weighted average effective interest rate on the outstanding term loans that were unhedged, including the effect of the amortization of debt issuance costs, was 7.6%. For the twelve months ended December 31, 2020, the weighted average interest rate on the total NSM Bank Facility, including the effect of the amortization of debt issuance costs and the effect of the interest rate swap, was 8.4%.
The NSM Bank Facility is secured by all property of the loan parties and contains various affirmative, negative and financial covenants that White Mountains considers to be customary for such borrowings, including a maximum consolidated total leverage ratio covenant.

Other NSM Debt
NSM also has a secured term loan related to its U.K.-based operations. As of December 31, 2020, the secured term loan had an outstanding balance of $1 million and a maturity date of December 31, 2022.

Kudu Bank Facility
On December 23, 2019, Kudu entered into a secured credit facility (the “Kudu Bank Facility”) with Monroe Capital Management Advisors, LLC to provide funding for distributions to unitholders and fund new investments and related transaction expenses. As of December 31, 2020, the Kudu Bank Facility has a maximum borrowing capacity of $124 million, which is comprised of a revolving credit loan commitment of $5 million, an initial term loan of $57 million and a delayed-draw term loan of $62 million. The term loans and revolving credit loans, under the Kudu Bank Facility, mature in 2025. During 2020, Kudu borrowed $32 million in term loans under the Kudu Bank Facility and made no repayments of principal. As of December 31, 2020, the term loans had an outstanding balance of $89 million and the revolving credit loan, with a $5 million capacity, was undrawn.
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

Other Operations Debt
As of December 31, 2020, debt in White Mountains’s Other Operations segment consisted of two secured credit facilities. The first credit facility has a maximum borrowing capacity of $16 million, which is comprised of a term loan of $11 million, a delayed-draw term loan of $3 million and a revolving credit loan commitment of $2 million, all with a maturity date of March 12, 2024. During 2020, White Mountains’s Other Operations segment made no borrowings and made repayments of $2 million on the term loans under the first credit facility. As of December 31, 2020, the term loans had an outstanding balance of $9 million and the revolving credit loan, with a $2 million capacity, was undrawn. The second credit facility has a maximum borrowing capacity of $15 million, which is comprised of a term loan of $9 million, a delayed-draw term loan of $4 million and a revolving credit loan commitment of $2 million, all with a maturity date of July 2, 2025. As of December 31, 2020, the term loans had an outstanding balance of $9 million and the revolving credit loan, with a $2 million capacity, was undrawn.

Covenant Compliance
As of December 31, 2020, White Mountains was in compliance in all material respects with all of the covenants under all of its debt instruments.

Contractual Obligations and Commitments

The following table presents White Mountains’s material contractual obligations and commitments as of December 31, 2020:

Millions	Due in Less Than One Year	Due in One to Three Years	Due in Three to Five Years	Due After Five Years	Total
Debt	$4.5	$12.2	$106.0	$263.3	$386.0
Interest on debt	27.6	66.4	39.2	6.8	140.0
Long-term incentive compensation	28.9	32.2	—	—	61.1
Contingent consideration earnout liabilities (1)	14.6	—	—	—	14.6
Operating leases (2)	7.7	14.4	10.9	12.2	45.2
Total contractual obligations and commitments	$83.3	$125.2	$156.1	$282.3	$646.9
(1) The contingent consideration earnout liabilities are related to NSM’s previous acquisitions of Fresh Insurance, KBK and its other U.K.-based operations. Any future adjustments due after one year, which are based upon EBITDA, EBITDA projections, and present value factors for acquired entities, are not included in the table. See Note 2 — “Significant Transactions” on page F-16.
(2) Amounts include BAM’s operating lease amounts of $2.2, $4.4, $3.6 and $0.6 that are due in less than one year, one to three years, three to five years, and due after five years, which are attributed to non-controlling interests.

The long-term incentive compensation balances included in the table above include amounts payable for performance shares. Exact amounts to be paid for performance shares cannot be predicted with certainty, as the ultimate amounts of these liabilities are based on the future performance of White Mountains and the market price of the Company’s common shares at the time the payments are made.
The estimated payments reflected in the table are based on current accrual factors (including performance relative to targets and common share price) and assume that all outstanding balances were 100% vested as of December 31, 2020.
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
White Mountains also has future binding commitments to fund certain other long-term investments. These commitments, which totaled approximately $298 million as of December 31, 2020, do not have fixed funding dates and, are therefore, excluded from the table above.

Share Repurchase Programs

White Mountains’s board of directors has authorized the Company to repurchase its common shares from time to time, subject to market conditions. The repurchase authorizations do not have a stated expiration date. As of December 31, 2020, White Mountains may repurchase an additional 542,517 shares under these board authorizations. In addition, from time to time White Mountains has also repurchased its common shares through tender offers that were separately approved by its board of directors. On May 11, 2018, White Mountains completed a “modified Dutch auction” tender offer, through which it repurchased 575,068 of its common shares at a purchase price of $875 per share for a total cost of approximately $505 million, including expenses. Shares repurchased under this tender offer did not impact the remaining number of shares authorized for repurchase.
The following table presents common shares repurchased by the Company as well as the average price per share as a percent of December 31, 2020 adjusted book value per share and market value per share.

				Average Price Per	Average Price Per
				Share as % of	Share as % of
			Average	December 31, 2020	December 31, 2020
	Shares	Cost	Price	Adjusted Book	Market Value
Year Ended	Repurchased	(Millions)	Per Share	Value Per Share	Per Share

December 31, 2020	99,087	$85.1	$858.81	68%	86%

December 31, 2019	5,679	$4.9	$857.69	68%	86%

December 31, 2018	592,458	$519.4	$876.69	69%	88%

Cash Flows

Detailed information concerning White Mountains’s cash flows during 2020, 2019 and 2018 follows:

Cash flows from operations for the years ended 2020, 2019 and 2018

Net cash flows used for operations was $61 million, $121 million and $31 million for the years ended 2020, 2019 and 2018. Cash used for operations was lower in 2020 compared to 2019, which was driven primarily by $55 million of net investment income received in 2020 from a dividend recapitalization at MediaAlpha. Cash used for operations was higher in 2019 compared to 2018, driven primarily by Kudu’s deployments in asset management firms. White Mountains does not believe these trends will have a meaningful impact on its future liquidity or its ability to meet its future cash requirements. As of December 31, 2020, the Company and its intermediate holding companies had $464 million of net unrestricted cash, short-term investments and fixed maturity investments, $802 million of MediaAlpha common stock, and $173 million of private equity funds and the ILS Funds.
Acquisitions and Dispositions
During 2020, Kudu deployed $121 million (including approximately $3 million of transaction costs) in four asset management firms and has now deployed a total of $386 million in 13 asset management firms.
During 2019, Kudu deployed $203 million in six asset management firms, of which $121 million (including approximately $3 million of transaction costs) was funded subsequent to the date of the Kudu Transaction. During 2019, prior to the date of the Kudu Transaction, Kudu deployed $82 million, of which $41 million was from White Mountains and is included in cash flows from investing activities.

Cash flows from investing and financing activities for the year ended December 31, 2020

Financing and Other Capital Activities
During 2020, the Company declared and paid a $3 million cash dividend to its common shareholders.
During 2020, White Mountains repurchased and retired 99,087 of its common shares for $85 million, 5,899 of which were repurchased under employee benefit plans for statutory withholding tax payments.
During 2020, BAM received $69 million in MSC.
During 2020, BAM repaid $70 million of principal and paid $25 million of accrued interest on the BAM Surplus Notes.
During 2020, HG Global declared and paid $23 million of preferred dividends, of which $22 million was paid to White Mountains.
During 2020, NSM borrowed £43 million (approximately $52 million based upon the foreign exchange spot rate at the date of acquisition) of term loans under the NSM Bank Facility to fund the acquisition of Kingsbridge. Additionally, during 2020 NSM repaid $2 million of term loans under the NSM Bank Facility.
During 2020, Kudu borrowed $32 million in term loans under the Kudu Bank Facility.
During 2020, Kudu repurchased 41,091 of its units for $1 million from its non-controlling unitholders.
During 2020, White Mountains’s Other Operations segment made no borrowings and repaid $2 million in term loans under its credit facilities.

Acquisitions and Dispositions
On April 7, 2020, NSM acquired 100% of Kingsbridge for £107 million (approximately $132 million based upon the foreign exchange spot rate at the date of acquisition).
On May 7, 2020, White Mountains made an additional $15 million investment in PassportCard/DavidShield.
On October 30, 2020, MediaAlpha completed its initial public offering. In the offering, White Mountains sold 3,609,894 shares and received total proceeds of $64 million. White Mountains also received $55 million of net proceeds related to a dividend recapitalization at MediaAlpha, which was recorded as net investment income.
In the fourth quarter of 2020, White Mountains pre-funded/placed in escrow a total of $646 million in preparation for closing the Ark Transaction.

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
During 2019, NSM borrowed $43 million of term loans under the NSM Bank Facility, which included $20 million and $23 million to fund the acquisitions of Embrace and the Renewal Rights from AIG, and $7 million of revolving credit loans. Additionally, during 2019 NSM repaid $2 million of term loans and $7 million of revolving credit loans under the NSM Bank Facility.
During 2019, Kudu borrowed $57 million in term loans under the Kudu Bank Facility and distributed $54 million to unitholders, of which $53 million was paid to White Mountains. As of December 31, 2019, Kudu had not made any payment of principal on the Kudu Bank Facility.

Acquisitions and Dispositions
On February 26, 2019, White Mountains received net cash proceeds of $89 million from the 2019 MediaAlpha Transaction.
On April 1, 2019, NSM acquired 100% of Embrace for $72 million, net of cash acquired.
On April 4, 2019, White Mountains completed the Kudu Transaction for $81 million. In addition, White Mountains assumed all of Oaktree’s unfunded capital commitments to Kudu, increasing White Mountains’s total capital commitment to $250 million. During the fourth quarter of 2019, White Mountains increased its total capital commitment to Kudu by an additional $100 million to $350 million. Also during the fourth quarter of 2019, Kudu obtained a committed $124 million credit facility.
On May 31, 2019, White Mountains completed the Elementum Transaction for $55 million. As part of the Elementum Transaction, White Mountains also committed to invest $50 million in the ILS Funds.
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
During 2018, NSM borrowed $81 million of term loans under the NSM Bank Facility, which included $51 million to fund the acquisition of Fresh Insurance and $30 million to fund the acquisition of KBK. Additionally, during 2018, NSM repaid $1 million on the term loans and $2 million on the revolving credit loan under the NSM Bank Facility.
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
On May 18, 2018, NSM acquired 100% of Fresh Insurance for a purchase price of £37 million (approximately $50 million based upon the foreign exchange spot rate at the date of acquisition).
On December 3, 2018, NSM acquired all of the net assets of KBK for a purchase price of $60 million.

TRANSACTIONS WITH RELATED PERSONS

White Mountains does not have any related party transactions to report as of December 31, 2020.

NON-GAAP FINANCIAL MEASURES

This report includes eight non-GAAP financial measures that have been reconciled with their most comparable GAAP financial measures.

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
Under GAAP, White Mountains is required to carry the BAM Surplus Notes, including accrued interest, at nominal value with no consideration for time value of money. Based on a debt service model that forecasts operating results for BAM through maturity of the BAM Surplus Notes, the present value of the BAM Surplus Notes, including accrued interest and using an 8.0% discount rate, was estimated to be $147 million, $157 million and $146 million less than the nominal GAAP carrying values as of December 31, 2020, 2019 and 2018, respectively.
The value of HG Global’s unearned premium reserve, net of deferred acquisition costs, was $142 million, $119 million and $106 million as of December 31, 2020, 2019 and 2018, respectively.
White Mountains believes these adjustments are useful to management and investors in analyzing the intrinsic value of HG Global, including the value of the BAM Surplus Notes and the value of the in-force business at HG Re, HG Global’s reinsurance subsidiary.
The denominator used in the calculation of adjusted book value per share equals the number of common shares outstanding adjusted to exclude unearned restricted common shares, the compensation cost of which, at the date of calculation, has yet to be amortized. Restricted common shares are earned on a straight-line basis over their vesting periods. The reconciliation of GAAP book value per share to adjusted book value per share is included on page 33.

Gross written premiums and MSC from new business
Gross written premiums and MSC from new business is a non-GAAP financial measure, which is derived by adjusting gross written premiums and MSC collected (i) to include the present value of future installment MSC not yet collected and (ii) to exclude the impact of gross written premium adjustments related to policies closed in prior periods. White Mountains believes these adjustments are useful to management and investors in evaluating the volume and pricing of new business closed during the period. The reconciliation from GAAP gross written premiums to gross written premiums and MSC from new business is included on page 38.

Adjusted capital
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

NSM’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) and NSM’s adjusted EBITDA
NSM’s EBITDA and adjusted EBITDA are non-GAAP financial measures. EBITDA is a non-GAAP financial measure that excludes interest expense on debt, income tax benefit (expense), depreciation and amortization of other intangible assets from GAAP net income (loss). Adjusted EBITDA is a non-GAAP financial measure that excludes certain other items in GAAP net income (loss) in addition to those excluded from EBITDA. The adjustments relate to (i) change in fair value of contingent consideration earnout liabilities, (ii) non-cash equity-based compensation expense, (iii) impairments of intangible assets, (iv) acquisition-related transaction expenses, (v) fair value purchase accounting adjustment for deferred revenue, (vi) investments made in the development of new business lines and (vii) restructuring expenses. A description of each follows:
•Change in fair value of contingent consideration earnout liabilities - Earnout liabilities are amounts payable to the sellers of businesses purchased by NSM that are contingent on the earnings of such businesses in periods subsequent to their acquisition. Under GAAP, earnout liabilities are initially recorded at fair value as part of purchase accounting, with the periodic change in the fair value of these liabilities recorded as income or an expense.
•Non-cash equity-based compensation expense - Represents non-cash expenses related to NSM’s management compensation emanating from the grants of equity units.

•Impairments of intangible assets - Represents expense related to NSM’s write-off of intangible assets. For the periods presented, the impairments related primarily to NSM’s write-off of intangible assets in its U.K. vertical. The impairments related to lower premium volumes, including due to the impact of the COVID-19 pandemic, and certain reorganization initiatives in the U.K. vertical.
•Acquisition-related transaction expenses - Represents costs directly related to NSM’s transactions to acquire businesses, such as transaction-related compensation, banking, accounting and external lawyer fees, which are not capitalized and are expensed under GAAP.
•Fair value purchase accounting adjustment for deferred revenue - Represents the amount of deferred revenue that had already been collected but subsequently written down in connection with establishing the fair value of deferred revenue as part of NSM’s purchase accounting for Embrace.
•Investments made in the development of new business lines - Represents the net loss related to the start-up of newly established lines of business, which NSM views as investments.
•Restructuring expenses - Represents expenses associated with eliminating redundant work force and facilities that often arise as a result of NSM’s post-acquisition integration strategies. For the periods presented, this adjustment relates primarily to NSM’s expenses incurred in certain reorganization initiatives in the U.K. vertical.
White Mountains believes that these non-GAAP financial measures are useful to management and investors in evaluating NSM’s performance. See page 43 for the reconciliation of NSM’s GAAP net income (loss) to EBITDA and adjusted EBITDA.

Kudu’s EBITDA and Kudu’s adjusted EBITDA
Kudu's EBITDA and adjusted EBITDA are non-GAAP financial measures. EBITDA is a non-GAAP financial measure that excludes interest expense on debt, income tax expense (benefit), depreciation and amortization of other intangible assets from GAAP net income (loss). Adjusted EBITDA is a non-GAAP financial measure that excludes certain other items in GAAP net income (loss) in addition to those excluded from EBITDA. The adjustments relate to (i) net unrealized investment (gains) losses on Kudu's Participation Contracts, (ii) non-cash equity-based compensation expense and (iii) acquisition-related transaction expenses. A description of each adjustment follows:
•Net unrealized investment (gains) losses - Represents net unrealized investment gains and losses on Kudu's Participation Contracts, which are recorded at fair value under GAAP.
•Non-cash equity-based compensation expense - Represents non-cash expenses related to Kudu's management compensation that are settled with equity units in Kudu.
•Acquisition-related transaction expenses - Represents costs directly related to Kudu's transactions to acquire Participation Contracts, such as external lawyer, banker, consulting and placement agent fees, which are not capitalized and are expensed under GAAP.
White Mountains believes that these non-GAAP financial measures are useful to management and investors in evaluating Kudu’s performance. The reconciliation of Kudu’s GAAP net income (loss) to EBITDA and adjusted EBITDA is included on page 46.

Total consolidated portfolio returns excluding MediaAlpha
Total consolidated portfolio returns excluding MediaAlpha are non-GAAP financial measures that remove net investment income and net realized and unrealized investment gains from White Mountains’s investment in MediaAlpha during the twelve months ended December 31, 2020 and 2019. Subsequent to the 2019 MediaAlpha Transaction, White Mountains no longer consolidated MediaAlpha and accounted for its remaining investment in MediaAlpha at fair value. White Mountains believes these measures to be useful to management and investors by making the returns in the current period comparable to the prior periods. A reconciliation from GAAP to the reported percentages is as follows:

	For the Twelve Months Ended December 31, 2020			For the Twelve Months Ended December 31, 2019
	GAAP Returns	Remove MediaAlpha	Returns - Excluding MediaAlpha	GAAP Returns	Remove MediaAlpha	Returns - Excluding MediaAlpha
Total consolidated portfolio returns	31.9%	(27.3)%	4.6%	20.4%	(7.4)%	13.0%

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

Invested Assets

White Mountains uses outside pricing services and brokers to assist in determining fair values. The outside pricing services White Mountains uses have indicated that they will only provide prices where observable inputs are available. As of December 31, 2020, approximately 73% of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs.

Level 1 Measurements
Investments valued using Level 1 inputs include White Mountains’s investment in MediaAlpha subsequent to the MediaAlpha IPO, common equity securities and fixed maturity investments, primarily investments in U.S. Treasuries and short-term investments, which include U.S. Treasury Bills. For investments in active markets, White Mountains uses the quoted market prices provided by outside pricing services to determine fair value.

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

Other Long-Term Investments
As of December 31, 2020, White Mountains owned a portfolio of other long-term investments valued at $787 million, that consisted primarily of unconsolidated entities, including Kudu’s Participation Contracts, private equity funds, the ILS Funds and private debt instruments. As of December 31, 2020, $614 million of White Mountains’s other long-term investments, that consisted primarily of unconsolidated entities, including Kudu’s Participation Contracts and private debt instruments were classified as Level 3 investments in the GAAP fair value hierarchy, were not actively traded in public markets and did not have readily observable market prices. The determination of the fair value of these securities involves significant management judgment, and the use of valuation models and assumptions that are inherently subjective and uncertain. See Item 1A. Risk Factors, “Our investment portfolio includes securities that do not have readily observable market prices. We use valuation methodologies that are inherently subjective and uncertain to value these securities. The values of securities established using these methodologies may never be realized, which could materially adversely affect our results of operations and financial condition.” on page 19.  As of December 31, 2020, $173 million of White Mountains’s other long-term investments, consisting of private equity funds and the ILS Funds, were valued at fair value using NAV as a practical expedient. Investments for which fair value is measured at NAV using the practical expedient are not classified within the fair value hierarchy.
White Mountains may use a variety of valuation techniques to determine fair value depending on the nature of the investment, including a discounted cash flow analysis, market multiple approach, cost approach and/or liquidation analysis. On an ongoing basis, White Mountains also considers qualitative changes in facts and circumstances, which may impact the valuation of its unconsolidated entities, including economic and market changes in relevant industries, changes to the entity’s capital structure, business strategy and key personnel, and any recent transactions relating to the unconsolidated entity. On a quarterly basis, White Mountains evaluates the most recent qualitative and quantitative information of the business and completes a fair valuation analysis for all Level 3 other long-term investments. Periodically, and at least on an annual basis, White Mountains uses a third-party valuation firm to complete an independent valuation analysis of significant unconsolidated entities.
As of December 31, 2020, White Mountains’s most significant other long-term investments that are valued using Level 3 measurements include Kudu’s Participation Contracts and PassportCard/DavidShield.

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
As of December 31, 2020, the combined fair value of Kudu’s Participation Contracts was $401 million. The inputs to each discounted cash flow analysis vary depending on the nature of each client. As of December 31, 2020, White Mountains concluded that pre-tax discount rates in the range of 18% to 23%, and terminal cash flow exit multiples in the range of 7 to 12 times were appropriate for the valuations of Kudu’s Participation Contracts.

With a discounted cash flow analysis, small changes to inputs in a valuation model may result in significant changes to fair value. The following table presents the estimated effect on the fair value of Kudu’s Participation Contracts as of December 31, 2020, resulting from increases and decreases to the discount rates and terminal cash flow exit multiples used in the discounted cash flow analysis:

$ in Millions	Pre-tax Discount Rate
Terminal Exit Multiple	-2%	-1%	18% - 23%	+1%	+2%
+2	$478	$451	$427	$404	$383
+1	$462	$437	$414	$391	$371
7x to 12x	$446	$422	$401	$379	$360
-1	$431	$408	$387	$367	$349
-2	$415	$394	$375	$357	$340

Valuation of PassportCard/DavidShield
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
White Mountains concluded that an after-tax discount rate of 23% and a terminal revenue growth rate of 4% was appropriate for the valuation of its investment in PassportCard/DavidShield as of December 31, 2020. Utilizing these assumptions, White Mountains determined that the fair value of its investment in PassportCard/DavidShield was $95 million as of December 31, 2020, which included the additional $15 million investment in PassportCard/DavidShield made during the second quarter of 2020.
Premiums and commission revenues from leisure travel insurance placed by PassportCard declined dramatically in the twelve months ended December 31, 2020 due to the COVID-19 pandemic. This decline was modestly offset by increased revenues from international private medical insurance placed by DavidShield. PassportCard/DavidShield expects these trends to continue until global travel resumes. During the third quarter of 2020, PassportCard/DavidShield curtailed its global expansion efforts in response to the impact of the COVID-19 pandemic.
With a discounted cash flow analysis, small changes to inputs in a valuation model may result in significant changes to fair value. The following table presents the estimated effect on the fair value of White Mountains’s investment in PassportCard/DavidShield as of December 31, 2020, resulting from changes in key inputs to the discounted cash flow analysis, including the discount rate and terminal revenue growth rate:

$ in Millions	After-tax Discount Rate
Terminal Revenue Growth Rate	21%	22%	23%	24%	25%
4.5%	$109	$102	$95	$90	$84
4.0%	$108	$101	$95	$89	$84
3.5%	$107	$100	$94	$88	$83

Other Long-term Investments - NAV
White Mountains’s portfolio of other long-term investments includes investments in private equity funds, hedge funds and the ILS Funds. White Mountains employs a number of procedures to assess the reasonableness of the fair value measurements for its private equity funds, hedge funds and the ILS Funds, including obtaining and reviewing periodic and audited annual financial statements as well as discussing each fund’s pricing with the fund manager throughout the year. However, since the fund managers do not provide sufficient information to evaluate the pricing methods and inputs for each underlying investment, White Mountains considers the valuation inputs to be unobservable. The fair value of White Mountains’s private equity fund, hedge fund and ILS fund investments are generally determined using the fund manager’s NAV. In the event that White Mountains believes the fair value of a private equity fund, hedge fund or ILS fund differs from the NAV reported by the fund manager due to illiquidity or other factors, White Mountains will adjust the reported NAV to more appropriately represent the fair value of its investment in the private equity fund, hedge fund or ILS fund.

Sensitivity Analysis of Likely Returns on Other Long-term Investments - NAV
The underlying investments of White Mountains’s private equity funds are typically publicly-traded and private securities and, as such, are subject to market risks that are similar to White Mountains’s common equity securities. The following table presents the estimated effect on fair values as of December 31, 2020 resulting from a 10% change and a 30% change in the market value of private equity funds:

		Change in Fair Value at
	Carrying Value at	December 31, 2020
Millions	December 31, 2020	10% Decline	10% Increase	30% Decline	30% Increase
Private equity funds — NAV	$121.2	$(12.1)	$12.1	$(36.3)	$36.3

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
See Note 3 — “Investment Securities” on page F-19 for tables that summarize the changes in White Mountains’s fair value measurements by level for the years ended December 31, 2020 and 2019 and for amount of total gains (losses) included in earnings attributable to net unrealized investment gains (losses) for Level 3 investments for years ended December 31, 2020, 2019 and 2018.

2. Surplus Note Valuation

BAM Surplus Notes

As of December 31, 2020, White Mountains owned $388 million of BAM Surplus Notes and has accrued $156 million in interest due thereon. In December 2020, BAM made a $30 million cash payment of principal and interest on the BAM Surplus Notes held by HG Global. In January 2020, BAM made a one-time $65 million cash payment of principal and interest on the BAM Surplus Notes held by HG Global. During 2019, BAM made a $32 million cash payment (which included a one-time $10 million cash payment) of principal and interest on the BAM Surplus Notes.
Because BAM is consolidated in White Mountains’s financial statements, the BAM Surplus Notes and accrued interest are classified as intercompany notes, carried at face value and eliminated in consolidation. However, the BAM Surplus Notes and accrued interest are carried as assets at HG Global, of which White Mountains owns 96.9% of the preferred equity, while the BAM Surplus Notes are carried as liabilities at BAM, which White Mountains has no ownership interest in and is completely attributed to non-controlling interests.
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
Periodically, White Mountains’s management reviews the recoverability of amounts recorded from the BAM Surplus Notes. As of December 31, 2020, White Mountains believes such notes and interest thereon to be fully recoverable. White Mountains’s review is based on a debt service model that forecasts operating results for BAM, and related payments on the BAM Surplus Notes, through maturity of the BAM Surplus Notes in 2042. The model depends on assumptions regarding future trends for the issuance of municipal bonds, interest rates, credit spreads, insured market penetration, competitive activity in the market for municipal bond insurance and other factors affecting the demand for and price of BAM’s municipal bond insurance.
In January 2020, White Mountains updated its debt service model to reflect (i) the cash payments of principal and interest on the BAM Surplus Notes made in December 2019 and January 2020, (ii) the amendments made to the terms of the BAM Surplus Notes in January 2020, including an extension of the variable interest rate period, and (iii) in light of the current interest rate environment, a more conservative forecast of future operating results for BAM. The changes to the debt service model resulted in a $20 million increase to the time value of money discount on the BAM Surplus Notes as reflected in adjusted book value per share as of December 31, 2019.
As of December 31, 2020, White Mountains debt service model indicated that the BAM Surplus Notes would be fully repaid between six and seven years prior to final maturity, which is generally consistent with the results of the update of the debt service model as of December 31, 2019. The debt service model assumes both par insured and total pricing gradually increase from 2021 to 2024, and flatten thereafter. Assumptions regarding future trends for these factors are a matter of significant judgment, and whether actual results will follow the model is subject to a number of risks and uncertainties.
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

3. Goodwill and Other Intangible Assets

As of December 31, 2020, goodwill and other intangible assets recognized in connection with business and asset acquisitions totaled $782 million, of which $754 million was attributable to White Mountains’s common shareholders. Goodwill and other intangible assets are recorded at their acquisition date fair values. The determination of the acquisition date fair values of goodwill and other intangible assets involves significant management judgment, the use of valuation models and assumptions that are inherently subjective. Goodwill and indefinite-lived intangible assets are not amortized but rather reviewed for potential impairment on an annual basis, or whenever indications of potential impairment exist. In the absence of any indications of potential impairment, the evaluation of goodwill and indefinite-lived intangible assets is performed no later than the interim period in which the anniversary of the acquisition date falls. Finite-lived intangible assets, which are amortized over their estimated economic lives, are reviewed for impairment only when events occur or there are changes in circumstances indicating that their carrying value may exceed fair value. Impairment exists when the carrying value of goodwill or other intangible assets exceeds fair value.
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
Most of White Mountains’s total goodwill and other intangible assets of $782 million relates to the acquisition of NSM and NSM’s subsequent acquisitions of Fresh Insurance, KBK, Embrace, the Renewal Rights from AIG and Kingsbridge. As of December 31, 2020, goodwill and other intangible assets related to NSM were $737 million. During 2020, White Mountains recognized impairments of other intangible assets of $6 million related to Fresh Insurance. The impairments related to lower premium volumes, including due to the impact of the COVID-19 pandemic, and certain reorganization initiatives at Fresh Insurance. During 2020, White Mountains did not recognize any goodwill impairments. During 2020, White Mountains performed its periodic reviews for potential impairment, including a quantitative review of the goodwill associated with NSM. During 2019, White Mountains recognized an impairment of other intangible assets of $2 million related to Fresh Insurance and impairments of goodwill and other intangible assets of $8 million and $1 million, respectively, related to its Other Operations. During 2020 and 2019, White Mountains concluded that there was no impairment of the goodwill associated with NSM.
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

FORWARD-LOOKING STATEMENTS

This report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included or referenced in this report which address activities, events or developments which White Mountains expects or anticipates will or may occur in the future are forward-looking statements. The words “could”, “will”, “believe”, “intend”, “expect”, “anticipate”, “project”, “estimate”, “predict” and similar expressions are also intended to identify forward-looking statements. These forward-looking statements include, among others, statements with respect to White Mountains’s:

•change in book value or adjusted book value per share or return on equity;
•business strategy;
•financial and operating targets or plans;
•projections of revenues, income (or loss), earnings (or loss) per share, EBITDA, adjusted EBITDA, dividends, market share or other financial forecasts of White Mountains or its businesses;
•expansion and growth of its business and operations; and
•future capital expenditures.

These statements are based on certain assumptions and analyses made by White Mountains in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors believed to be appropriate in the circumstances. However, whether actual results and developments will conform to its expectations and predictions is subject to risks and uncertainties that could cause actual results to differ materially from expectations, including:

•the risks associated with Item 1A of this Report on Form 10-K;
•claims arising from catastrophic events, such as hurricanes, earthquakes, floods, fires, terrorist attacks or severe winter weather;
•the market value of White Mountains investment in MediaAlpha;
•the trends and uncertainties from the COVID-19 pandemic, including judicial interpretations on the extent of insurance coverage provided by insurers for COVID-19 pandemic related claims;
•business opportunities (or lack thereof) that may be presented to it and pursued;
•actions taken by ratings agencies, such as financial strength or credit ratings downgrades or placing ratings on negative watch;
•the continued availability of capital and financing;
•deterioration of general economic, market or business conditions, including due to outbreaks of contagious disease (including the COVID-19 pandemic) and corresponding mitigation efforts;
•competitive forces, including the conduct of other insurers;
•changes in domestic or foreign laws or regulations, or their interpretation, applicable to White Mountains, its competitors or its customers; and
•other factors, most of which are beyond White Mountains’s control.

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

Interest Rate and Credit Spread Risk

White Mountains invests in interest rate sensitive securities. White Mountains generally manages the interest rate risk associated with its portfolio of fixed maturity investments by monitoring the average duration of the portfolio. As of December 31, 2020, White Mountains’s fixed maturity investments are comprised primarily of debt securities issued by corporations, U.S. government and agency obligations, municipal obligations and mortgage and asset-backed securities.
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
The following table presents the estimated effects of hypothetical increases and decreases in market interest rates on White Mountains’s fixed maturity investments:

$ in Millions	Fair Value at December 31, 2020	Assumed Change in Relevant Interest Rate	Estimated Fair Value After Change in Interest Rate	Pre-Tax Increase (Decrease) in Fair Value
Fixed maturity investments	$1,207.2	100 bps decrease	$1,223.4	$16.2
		50 bps decrease	1,222.5	15.3
		50 bps increase	1,185.0	(22.2)
		100 bps increase	1,162.2	(45.0)

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
The following table presents the estimated pre-tax effects of hypothetical widening and tightening of credit spreads on White Mountains’s fixed maturity investments by asset class:

	December 31, 2020
$ in Millions	Fair Value	Tighten 50	Tighten 25	Widen 25	Widen 50
U.S. government and agency obligations	$176.3	$—	$—	$—	$—
		Tighten 100	Tighten 50	Widen 50	Widen 100
Agency mortgage-backed securities	199.4	2.3	2.0	(3.7)	(7.3)
Other asset-backed securities	19.1	.1	—	(.1)	(.3)
		Tighten 200	Tighten 100	Widen 100	Widen 200
Debt securities issued by corporations	547.4	12.2	11.6	(21.7)	(43.4)
Municipal obligations	265.0	16.7	13.2	(15.0)	(30.1)

The magnitude of the fair value decrease in wider credit spread scenarios may be more significant than the fair value increase in comparable tighter credit spread scenarios. This can occur because the analysis limits the credit spread tightening in order to floor yields of non-government bonds above yields of short government bonds, thereby muting price increases.

Investment in MediaAlpha, Common Equity Securities and Other Long-Term Investments Price Risk

The carrying values of White Mountains’s investment in MediaAlpha, common equity securities and other long-term investments are based on quoted market prices or management’s estimates of fair value as of the balance sheet date. Market prices of common equity securities, in general, are subject to fluctuations, which could cause the amount realized upon sale or exercise of these instruments to differ significantly from the current reported value. The fluctuations may result from perceived changes in the underlying economic characteristics of the investment, the relative price of alternative investments, supply and demand imbalances for a particular security or various other market factors. Assuming a hypothetical 10% and 30% increase or decrease in the value of White Mountains’s investment in MediaAlpha, common equity securities and other long-term investments as of December 31, 2020, the carrying value of White Mountains’s investment in MediaAlpha, common equity securities and other long-term investments would have increased or decreased by approximately $159 million and $477 million pre-tax, respectively.

Long-Term Obligations

    White Mountains records its financial instruments at fair value with the exception of debt obligations which are recorded as debt at face value less unamortized original issue discount.
    The following tables presents the fair value and carrying value of these financial instruments as of December 31, 2020 and December 31, 2019:

	December 31, 2020		December 31, 2019
Millions	Fair Value	Carrying Value	Fair Value	Carrying Value
NSM Bank Facility	$279.3	$271.3	$221.2	$217.4
Other NSM debt	$1.3	$1.3	$1.7	$1.8
Kudu Bank Facility (1)	$89.3	$86.3	$53.6	$53.6
Other Operations debt	$18.8	$17.5	$11.3	$10.7
(1) As of December 31, 2019, White Mountains measured the fair value of the Kudu Bank Facility debt at the carrying value as a result of the debt being issued on December 23, 2019. See Note 5 — “Debt”.

The fair value estimates for the NSM Bank Facility, the Other NSM debt, the Kudu Bank Facility and Other Operations debt have been determined based on a discounted cash flow approach and are considered to be Level 3 measurements.

Foreign Currency Exposure

As of December 31, 2020, White Mountains had foreign currency exposure on $188 million of net assets primarily related to NSM’s U.K.-based operations, foreign Kudu Participation Contracts and certain other foreign consolidated and unconsolidated entities.
From time to time, White Mountains may enter into foreign currency forward contracts in order to mitigate its foreign currency exposure on certain invested assets. As of December 31, 2020, White Mountains does not have any open foreign currency forward contracts.
The following table presents the fair value of White Mountains’s foreign denominated net assets as of December 31, 2020:

$ in Millions Currency	Fair Value	% of Common Shareholders’ Equity
GBP	$125.6	3.2%
AUD	43.2	1.1
EUR	19.0	.5
All other	.6	—
Total	$188.4	4.8%

Item 8.  Financial Statements and Supplementary Data

The financial statements and supplementary data have been filed as a part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 80 of this report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

The Principal Executive Officer (“PEO”) and the Principal Financial Officer (“PFO”) of White Mountains have evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2020. Based on that evaluation, the PEO and PFO have concluded that White Mountains’s disclosure controls and procedures are adequate and effective.
The PEO and the PFO of White Mountains have evaluated the effectiveness of its internal control over financial reporting as of December 31, 2020. Based on that evaluation, the PEO and PFO have concluded that White Mountains’s internal control over financial reporting is effective. Management’s annual report on internal control over financial reporting is included on page F-65 of this report. The attestation report on the effectiveness of our internal control over financial reporting by PricewaterhouseCoopers LLP is included on page F-66 of this report.
There has been no change in White Mountains’s internal controls over financial reporting that occurred during the fourth quarter of 2020 that has materially affected, or is reasonably likely to materially affect White Mountains’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Reported under the captions “The Board of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance—Committees of the Board—Audit Committee” in the Company’s 2021 Proxy Statement, herein incorporated by reference, and under the caption “Executive Officers of the Registrant” of this Annual Report on Form 10-K.
The Company’s Code of Business Conduct, which applies to all directors, officers and employees in carrying out their responsibilities to and on behalf of the Company, is available at www.whitemountains.com and is also included as Exhibit 14 on the Form 10-K. The Company’s Code of Business Conduct is also available in print free of charge to any shareholder upon request.
There have been no material changes to the procedures by which shareholders may recommend nominees to the Company’s Board of Directors. The procedures for shareholders to nominate directors are reported under the caption “Corporate Governance—Committees of the Board—Nominating and Governance Committee” in the Company’s 2021 Proxy Statement, herein incorporated by reference.

Item 11.  Executive Compensation

Reported under the captions “Executive Compensation” and “Corporate Governance—Compensation Committee Interlocks and Insider Participation” in the Company’s 2021 Proxy Statement, herein incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Reported under the captions “Voting Securities and Principal Holders Thereof” and “Equity Compensation Plan Information” in the Company’s 2021 Proxy Statement, herein incorporated by reference.

Item 13.  Certain Relationships, Related Transactions and Director Independence

Reported under the caption “Transactions with Related Persons, Promoters and Certain Control Persons” and “Corporate Governance—Director Independence” in the Company’s 2021 Proxy Statement, herein incorporated by reference.

Item 14.  Principal Accountant Fees and Services

Reported under the caption “Principal Accountant Fees and Services” in the Company’s 2021 Proxy Statement, herein incorporated by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

a.                                       Documents Filed as Part of the Report

The financial statements and financial statement schedules and reports of independent auditors have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 80 of this report. A listing of exhibits filed as part of the report appear below and on page 78 of this report.

b.                                       Exhibits

Exhibit Number	Name
2.1	Plan of Reorganization (incorporated by reference herein to the Company’s Registration Statement on S-4 (No. 333-87649) dated September 23, 1999)
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

2.4
Subscription and Purchase Agreement amended and restated on December 14, 2020 by and among Ark Insurance Holdings Limited, Bridge Holdings (Bermuda) Ltd., White Mountains Insurance Group, Ltd. and the selling shareholders party thereto (incorporated by reference herein to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated December 15, 2020)

3.1	Memorandum of Continuance of the Company (incorporated by reference herein to Exhibit (3)(i) of the Company’s Current Report on Form 8-K dated November 1, 1999)
3.2	Amended and Restated Bye-Laws of the Company (incorporated by reference herein to Exhibit 3 of the Company’s Report on Form 10-Q dated May 2, 2017)
4	Description of White Mountains Common Shares(*)
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
10.9
FIRST AMENDMENT dated as of December 3, 2018, among NSM INSURANCE GROUP, LLC, a Delaware limited liability company, NSM INSURANCE HOLDCO, LLC, a Delaware limited liability company, the other LOAN PARTIES party hereto, ARES CAPITAL CORPORATION, a Maryland corporation, as administrative agent, and the LENDERS party hereto (incorporated by reference herein to Exhibit 10.2 of the Company’s Report on Form 10-Q dated May 6, 2019)

10.10
SECOND AMENDMENT dated as of April 1, 2019, among NSM INSURANCE GROUP, LLC, a Delaware limited liability company, NSM INSURANCE HOLDCO, LLC, a Delaware limited liability company, the other LOAN PARTIES party hereto, ARES CAPITAL CORPORATION, a Maryland corporation, as administrative agent, and the LENDERS party hereto (incorporated by reference herein to Exhibit 10.3 of the Company’s Report on Form 10-Q dated May 6, 2019)

10.11
THIRD AMENDMENT dated as of June 28, 2019, among NSM INSURANCE GROUP, LLC, a Delaware limited liability company, NSM INSURANCE HOLDCO, LLC, a Delaware limited liability company, the other LOAN PARTIES party hereto, ARES CAPITAL CORPORATION, a Maryland corporation, as administrative agent, and the LENDERS party hereto (incorporated by reference herein to Exhibit 10 of the Company’s Report on Form 10-Q dated August 6, 2019)

10.12
FOURTH AMENDMENT dated as of April 7, 2020, among NSM INSURANCE GROUP,
LLC, NSM INSURANCE HOLDCO, LLC, NSM UK HOLDINGS LTD, the other LOAN
PARTIES party thereto, ARES CAPITAL CORPORATION, as administrative agent, and the
LENDERS party thereto (incorporated by reference herein to Exhibit 10 of the Company’s Report on Form 10-Q dated May 8, 2020)

10.13	Employment Agreement and Release between White Mountains Capital LLC and J. Brian Palmer dated February 25, 2021.(*)
10.14	Employment Agreement between White Mountains Capital LLC and Frank R. Bazos dated December 16, 2020.(*)
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
(*)    Included herein.

c.                                       Financial Statement Schedules and Separate Financial Statements of Subsidiaries Not Consolidated and Fifty Percent or Less Owned Persons

The financial statement schedules and report of independent registered public accounting firm have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 80 of this report.
White Mountains is required to file the financial statements and the related footnotes of MediaAlpha in accordance with SEC Rule 3-09 of Regulation S-X. White Mountains expects to file those financial statements by amendment to its Annual Report on Form 10-K/A on or before March 31, 2021.

Item 16.  Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHITE MOUNTAINS INSURANCE GROUP, LTD.

Date:	February 26, 2021	By:	/s/ J. BRIAN PALMER
J. Brian Palmer
Managing Director and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ REID T. CAMPBELL	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2021
Reid T. Campbell
PETER M. CARLSON*	Director	February 26, 2021
Peter M. Carlson
MARY C. CHOKSI*	Director	February 26, 2021
Mary C. Choksi
MORGAN W. DAVIS*	Chairman	February 26, 2021
Morgan W. Davis
PHILIP A. GELSTON*	Director	February 26, 2021
Philip A. Gelston
EDITH E. HOLIDAY*	Director	February 26, 2021
Edith E. Holiday
/s/ J. BRIAN PALMER	Managing Director and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2021
J. Brian Palmer
/s/ G. MANNING ROUNTREE	Chief Executive Officer (Principal Executive Officer)	February 26, 2021
G. Manning Rountree
DAVID A. TANNER*	Director	February 26, 2021
David A. Tanner

* By:	/s/ G. MANNING ROUNTREE
G. Manning Rountree, Attorney-in-Fact

WHITE MOUNTAINS INSURANCE GROUP, LTD.
Index to Consolidated Financial Statements and Financial Statement Schedules

CONSOLIDATED BALANCE SHEETS

	December 31,
Millions, Except Share and Per Share Amounts	2020	2019
Assets
Financial Guarantee (HG Global/BAM)
Fixed maturity investments, at fair value	$859.5	$799.3
Short-term investments, at fair value	60.4	46.3
Total investments	919.9	845.6
Cash	42.8	24.2
Insurance premiums receivable	6.9	6.7
Deferred acquisition costs	27.8	22.1
Accrued investment income	5.0	5.4
Accounts receivable on unsettled investment sales	—	3.9
Other assets	15.4	16.1
Total Financial Guarantee assets	1,017.8	924.0

Specialty Insurance Distribution (NSM)
Cash (restricted $78.4, $56.3)	126.5	89.7
Premium and commission receivable	76.7	70.8
Goodwill and other intangible assets	736.8	623.0
Other assets	59.6	41.7
Total Specialty Insurance Distribution assets	999.6	825.2

Asset Management (Kudu)
Short-term investments, at fair value	.1	.1
Other long-term investments	400.6	266.5
Total investments	400.7	266.6
Cash	7.8	5.8
Accrued investment income	9.8	5.8
Goodwill and other intangible assets	9.2	9.6
Other assets	2.7	2.7
Total Asset Management assets	430.2	290.5

Other Operations
Fixed maturity investments, at fair value	347.7	406.5
Short-term investments, at fair value	82.4	154.8
Investment in MediaAlpha, at fair value	802.2	180.0
Common equity securities, at fair value	—	683.9
Other long-term investments	386.2	409.8
Total investments	1,618.5	1,835.0
Cash	34.1	41.3
Cash pre-funded/placed in escrow for Ark Transaction	646.3	—
Accrued investment income	2.4	5.7
Accounts receivable on unsettled investment sales	3.4	5.1
Goodwill and other intangible assets	36.4	22.1
Other assets	40.4	31.3
Assets held for sale	2.3	3.0
Total Other Operations assets	2,383.8	1,943.5
Total assets	$4,831.4	$3,983.2
See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	December 31,
Millions, Except Share and Per Share Amounts	2020	2019
Liabilities
Financial Guarantee (HG Global/BAM)
Unearned insurance premiums	$237.5	$198.4
Accrued incentive compensation	25.7	21.7
Other liabilities	28.3	26.7
Total Financial Guarantee liabilities	291.5	246.8

Specialty Insurance Distribution (NSM)
Debt	272.6	219.2
Premiums payable	113.4	102.3
Contingent consideration earnout liabilities	14.6	20.6
Other liabilities	91.2	59.0
Total Specialty Insurance Distribution liabilities	491.8	401.1

Asset Management (Kudu)
Debt	86.3	53.6
Other liabilities	10.0	3.4
Total Asset Management liabilities	96.3	57.0

Other Operations
Debt	17.5	10.7
Accrued incentive compensation	70.1	55.1
Other liabilities	46.3	67.8
Total Other Operations liabilities	133.9	133.6
Total liabilities	1,013.5	838.5

Equity
White Mountains’s common shareholders’ equity
White Mountains’s common shares at $1 par value per share—authorized 50,000,000 shares; issued and outstanding 3,102,011 and 3,185,353 shares	3.1	3.2
Paid-in surplus	592.1	593.1
Retained earnings	3,311.2	2,672.4
Accumulated other comprehensive loss, after-tax:
Net unrealized losses from foreign currency translation and interest rate swap	(.4)	(7.2)
Total White Mountains’s common shareholders’ equity	3,906.0	3,261.5
Non-controlling interests	(88.1)	(116.8)
Total equity	3,817.9	3,144.7
Total liabilities and equity	$4,831.4	$3,983.2
See Notes to Consolidated Financial Statements including Note 12 Common Shareholders’ Equity and Non-controlling Interests and Note 18 for Commitments and Contingencies.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
Millions	2020	2019	2018
Revenues:

Financial Guarantee (HG Global/BAM)
Earned insurance premiums	$22.8	$16.3	$13.9
Net investment income	19.5	21.6	16.7
Net realized and unrealized investment gains (losses)	23.7	27.1	(7.5)
Other revenues	2.5	1.6	1.2
Total Financial Guarantee revenues	68.5	66.6	24.3

Specialty Insurance Distribution (NSM)
Commission revenues	232.5	193.4	89.6
Other revenues	52.6	39.7	12.0
Total Specialty Insurance Distribution revenues	285.1	233.1	101.6

Asset Management (Kudu)
Net investment income	29.5	14.7	—
Net realized and unrealized investment gains	15.9	6.3	—
Other revenues	.3	.2	—
Total Asset Management revenues	45.7	21.2	—

Marketing Technology (MediaAlpha)
Advertising and commission revenues	—	48.8	295.5
Other revenues	—	—	1.6
Total Marketing Technology revenues	—	48.8	297.1

Other Operations
Net investment income	82.0	43.4	42.3
Net realized and unrealized investment (losses) gains	(8.8)	219.8	(100.8)
Net realized and unrealized investment gains from MediaAlpha	686.0	180.0	—
Realized gain from the 2019 MediaAlpha Transaction	—	67.5	—
Advertising and commission revenues	8.3	6.9	4.1
Other revenues	13.9	6.1	.5
Total Other Operations revenues	781.4	523.7	(53.9)
Total revenues	$1,180.7	$893.4	$369.1
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

	Year Ended December 31,
Millions	2020	2019	2018
Expenses:

Financial Guarantee (HG Global/BAM)
Insurance acquisition expenses	$7.0	$5.7	$5.3
Other underwriting expenses	.4	.4	.4
General and administrative expenses	56.4	50.5	48.0
Total Financial Guarantee expenses	63.8	56.6	53.7

Specialty Insurance Distribution (NSM)
General and administrative expenses	176.9	132.2	59.4
Broker commission expense	75.3	64.8	28.4
Change in fair value of contingent consideration earnout liabilities	(3.3)	2.1	2.7
Amortization of other intangible assets	26.7	19.4	8.3
Interest expense	22.1	16.7	8.0
Total Specialty Insurance Distribution expenses	297.7	235.2	106.8

Asset Management (Kudu)
General and administrative expenses	11.8	10.1	—
Amortization of other intangible assets	.3	.2	—
Interest expense	6.0	.1	—
Total Asset Management expenses	18.1	10.4	—

Marketing Technology (MediaAlpha)
Cost of sales	—	40.6	245.0
General and administrative expenses	—	12.5	31.7
Amortization of other intangible assets	—	1.6	10.3
Interest expense	—	.2	1.2
Total Marketing Technology expenses	—	54.9	288.2

Other Operations
Cost of sales	11.3	7.5	3.7
General and administrative expenses	141.9	122.5	94.4
Amortization of other intangible assets	1.3	.6	.2
Interest expense	1.4	.6	.3
Total Other Operations expenses	155.9	131.2	98.6
Total expenses	535.5	488.3	547.3
Pre-tax income (loss) from continuing operations	645.2	405.1	(178.2)
Income tax benefit (expense)	20.5	(29.3)	4.0
Net income (loss) from continuing operations	665.7	375.8	(174.2)
(Loss) gain from sale of Sirius Group, net of tax	(2.3)	.8	(17.2)
Net income (loss)	663.4	376.6	(191.4)
Net loss attributable to non-controlling interests	45.3	37.9	50.2
Net income (loss) attributable to White Mountains’s common shareholders	$708.7	$414.5	$(141.2)
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
Millions, except for per share amounts	2020	2019	2018
Net income (loss) attributable to White Mountains’s common shareholders	$708.7	$414.5	$(141.2)
Other comprehensive income (loss), net of tax	7.3	(1.4)	(4.8)
Comprehensive income (loss)	716.0	413.1	(146.0)
Comprehensive (income) loss attributable to non-controlling interests	(.5)	—	.3
Comprehensive income (loss) attributable to White Mountains’s common shareholders	$715.5	$413.1	$(145.7)

Earnings (loss) per share attributable to White Mountains’s common shareholders:

Basic earnings (loss) per share
Continuing operations	$227.72	$130.02	$(36.67)
Discontinued operations	(.75)	.25	(5.09)
Total consolidated operations	$226.97	$130.27	$(41.76)
Diluted earnings (loss) per share
Continuing operations	$227.72	$130.02	$(36.67)
Discontinued operations	(.75)	.25	(5.09)
Total consolidated operations	$226.97	$130.27	$(41.76)
Dividends declared and paid per White Mountains’s common share	$1.00	$1.00	$1.00
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	White Mountains’s Common Shareholders’ Equity
Millions	Common Shares and Paid-in Surplus	Retained Earnings	AOCL, After-tax	Total	Non-controlling Interests	Total Equity
Balances at December 31, 2017	$670.6	$2,823.2	$(1.3)	$3,492.5	$(131.7)	$3,360.8
Net loss	—	(141.2)	—	(141.2)	(50.2)	(191.4)
Net change in foreign currency translation and interest rate swap	—	—	(4.5)	(4.5)	(.3)	(4.8)
Comprehensive loss	—	(141.2)	(4.5)	(145.7)	(50.5)	(196.2)
Dividends declared on common shares	—	(3.8)	—	(3.8)	—	(3.8)
Dividends to non-controlling interests	—	—	—	—	(8.0)	(8.0)
Issuances of common shares	2.0	—	—	2.0	—	2.0
Repurchases and retirements of common shares	(105.8)	(413.3)	—	(519.1)	—	(519.1)
Capital contributions from BAM members, net of tax	—	—	—	—	45.0	45.0
Amortization of restricted share awards	13.0	—	—	13.0	—	13.0
Recognition of compensation costs for equity-based units of subsidiary	7.4	—	—	7.4	4.3	11.7
Dilution from equity units of subsidiary	(1.5)	—	—	(1.5)	1.5	—
Acquisition of non-controlling interests	—	—	—	—	14.5	14.5
Acquisition of subsidiary	(1.7)	—	—	(1.7)	—	(1.7)
Balances at December 31, 2018	584.0	2,264.9	(5.8)	2,843.1	(124.9)	2,718.2
Net income (loss)	—	414.5	—	414.5	(37.9)	376.6
Net change in foreign currency translation and interest rate swap	—	—	(1.4)	(1.4)	—	(1.4)
Comprehensive income (loss)	—	414.5	(1.4)	413.1	(37.9)	375.2
Dividends declared on common shares	—	(3.2)	—	(3.2)	—	(3.2)
Dividends to non-controlling interests	—	—	—	—	(2.0)	(2.0)
Issuances of common shares	2.2	—	—	2.2	—	2.2
Repurchases and retirements of common shares	(1.1)	(3.8)	—	(4.9)	—	(4.9)
Capital contributions from BAM members, net of tax	—	—	—	—	57.6	57.6
Amortization of restricted share awards	10.6	—	—	10.6	—	10.6
Recognition of compensation costs for equity-based units of subsidiary	1.5	—	—	1.5	—	1.5
Net contributions from other non-controlling interests	(.9)	—	—	(.9)	2.4	1.5
Acquisition of non-controlling interests	—	—	—	—	1.8	1.8
Deconsolidation of non-controlling interests associated with the 2019 MediaAlpha Transaction	—	—	—	—	(13.8)	(13.8)
Balances at December 31, 2019	596.3	2,672.4	(7.2)	3,261.5	(116.8)	3,144.7
Net income (loss)	—	708.7	—	708.7	(45.3)	663.4
Net change in foreign currency translation and interest rate swap	—	—	6.8	6.8	.5	7.3
Comprehensive income (loss)	—	708.7	6.8	715.5	(44.8)	670.7
Dividends declared on common shares	—	(3.2)	—	(3.2)	—	(3.2)
Dividends to non-controlling interests	—	—	—	—	(2.1)	(2.1)
Issuances of common shares	1.5	—	—	1.5	—	1.5
Repurchases and retirements of common shares	(18.5)	(66.7)	—	(85.2)	—	(85.2)
Capital contributions from BAM members, net of tax	—	—	—	—	68.9	68.9
Amortization of restricted share awards	16.6	—	—	16.6	—	16.6
Recognition of compensation costs for equity-based units of subsidiary	2.3	—	—	2.3	.1	2.4
Net contributions from other non-controlling interests	(3.0)	—	—	(3.0)	5.3	2.3
Acquisition of non-controlling interests	—	—	—	—	1.3	1.3
Balances at December 31, 2020	$595.2	$3,311.2	$(.4)	$3,906.0	$(88.1)	$3,817.9
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
Millions	2020	2019	2018
Cash flows from operations:
Net income (loss)	$663.4	$376.6	$(191.4)
Adjustments to reconcile net income to net cash used for operations:
Net realized and unrealized investment (gains) losses	(30.8)	(253.2)	108.3
Net realized and unrealized investment gains from MediaAlpha	(686.0)	(180.0)	—
Realized gain from the 2019 MediaAlpha Transaction	—	(67.5)	—
Amortization of restricted share awards	16.6	10.5	13.0
Amortization and depreciation	43.4	29.8	25.7
Deferred income tax (benefit) expense	(36.2)	24.8	(8.4)
Net loss (gain) from sale of discontinued operations, net of tax	2.3	(.8)	17.2
Other operating items:
Net change in premiums and commissions receivable	(3.1)	(26.8)	(9.6)
Net change in premiums payable	1.8	25.1	21.3
Net change in unearned insurance premiums	39.1	35.8	39.2
Net change in deferred acquisition costs	(5.8)	(3.1)	(4.2)
Net change in restricted cash	22.1	6.3	(3.4)
Investments in asset management firms - Kudu	(118.3)	(118.4)	—
Net change in other assets and liabilities, net	30.9	20.4	(38.8)
Net cash used for operations	(60.6)	(120.5)	(31.1)
Cash flows from investing activities:
Net change in short-term investments	58.7	21.9	(39.0)
Sales of fixed maturity investments	390.0	334.3	1,848.5
Maturities, calls and paydowns of fixed maturity investments	180.4	119.3	141.0
Sales of common equity securities	787.9	467.2	169.9
Distributions and redemptions of other long-term investments and settlements of forward contracts	69.9	29.4	5.0
Purchases of other long-term investments	(76.8)	(177.7)	(95.9)
Purchases of common equity securities	(33.8)	(29.8)	(328.3)
Purchases of fixed maturity and convertible investments	(537.7)	(539.2)	(970.2)
Purchases of consolidated subsidiaries, net of cash acquired of $13.4, $12.8, and $90.9 and including restricted cash of $8.4, $0.0, $53.4	(127.3)	(258.0)	(295.2)
Cash pre-funded/placed in escrow for Ark Transaction	(646.3)	—	—
Other investing activities, net	(.4)	(27.3)	23.4
Net cash provided from (used for) investing activities	64.6	(59.9)	459.2
Cash flows from financing activities:
Draw down of debt and revolving lines of credit	84.6	206.4	84.1
Repayment of debt and revolving lines of credit	(4.5)	(22.9)	(15.4)
Cash dividends paid to the Company’s common shareholders	(3.2)	(3.2)	(3.8)
Acquisitions of additional shares from non-controlling interest	—	—	(1.7)
Common shares repurchased	(78.5)	—	(511.9)
Repurchase of shares from non-controlling interest shareholders	(.5)	(21.1)	—
Proceeds from issuance of shares to non-controlling interest shareholders	—	62.7	—
Capital contributions from non-controlling interest shareholders	2.4	1.9	1.3
Distributions to non-controlling interest shareholders	(.7)	(28.1)	(6.0)
Payments to contingent considerations related to purchases of consolidated subsidiaries	(7.0)	(7.6)	(2.6)
Capital contributions from BAM members	68.9	54.6	53.8
Fidus Re premium payments	(3.0)	(3.0)	(3.7)
Other financing activities, net	(9.5)	(9.2)	(8.4)
Net cash provided from (used for) financing activities	49.0	230.5	(414.3)
Effect of exchange rate changes on cash	(2.8)	.6	(.6)
Net change in cash during the period - continuing operations, including the effect of exchange rate changes	50.2	50.7	13.2
Cash balance at beginning of year (includes restricted cash balances of $56.3, $50.0, $0.0)	161.0	110.3	97.1
Cash balance at end of year (includes restricted cash balances of $78.4, $56.3, $50.0)	$211.2	$161.0	$110.3
See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The Company is an exempted Bermuda limited liability company whose principal businesses are conducted through its insurance subsidiaries and other affiliates. The Company’s headquarters is located at 26 Reid Street, Hamilton, Bermuda HM 11, its principal executive office is located at 23 South Main Street, Suite 3B, Hanover, New Hampshire 03755-2053 and its registered office is located at Clarendon House, 2 Church Street, Hamilton, Bermuda HM 11.
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

Reportable Segments
White Mountains has determined its reportable segments based on the nature of the underlying businesses, the manner in which the Company’s subsidiaries and affiliates are organized and managed and the organization of the financial information provided to the chief operating decision maker to assess performance and make decisions regarding allocation of resources. As of December 31, 2020, White Mountains’s reportable segments were HG Global/BAM, NSM, Kudu and Other Operations. On February 26, 2019, MediaAlpha completed the sale of a significant minority stake to Insignia Capital Group in connection with a recapitalization and cash distribution to existing equityholders (the “2019 MediaAlpha Transaction”). MediaAlpha also repurchased a portion of the holdings of existing equityholders. White Mountains deconsolidated MediaAlpha as a result of the 2019 MediaAlpha Transaction, and consequently it was no longer a reportable segment. White Mountains’s consolidated statement of comprehensive income and its segment disclosures include MediaAlpha’s results of operations through the date of the 2019 MediaAlpha Transaction. See Note 2 — “Significant Transactions” and Note 14 — “Segment Information”.

    The HG Global/BAM segment consists of HG Global Ltd. and its wholly-owned subsidiaries (“HG Global”) and the consolidated results of Build America Mutual Assurance Company (“BAM”) (collectively, “HG Global/BAM”). BAM is the first and only mutual municipal bond insurance company in the United States. By insuring the timely payment of principal and interest, BAM provides market access to, and lowers interest expense for, issuers of municipal bonds used to finance essential public purpose projects, such as schools, utilities and transportation facilities. BAM is owned by and operated for the benefit of its members, the municipalities that purchase BAM’s insurance for their debt issuances. HG Global was established to fund the startup of BAM and, through its reinsurance subsidiary HG Re Ltd. (“HG Re”), to provide up to 15%-of-par, first loss reinsurance protection for policies underwritten by BAM. For capital appreciation bonds, par is adjusted to the estimated equivalent par value for current interest paying bonds. HG Global, together with its subsidiaries, funded the initial capitalization of BAM through the purchase of $503.0 million of surplus notes issued by BAM, (the “BAM Surplus Notes”). As of December 31, 2020 and 2019, White Mountains owned 96.9% of HG Global's preferred equity and 88.4% of its common equity. White Mountains does not have an ownership interest in BAM. However, White Mountains is required to consolidate BAM’s results in its financial statements because BAM is a VIE for which White Mountains is the primary beneficiary. BAM’s results are attributed to non-controlling interests.
The NSM segment consists of NSM Insurance HoldCo, LLC and its subsidiaries (collectively, “NSM”). NSM is a full-service managing general underwriting agency (“MGU”) and program administrator for specialty property and casualty insurance. The company places insurance in niche sectors such as specialty transportation, real estate, social services and pet. On behalf of its insurance carrier partners, NSM typically manages all aspects of the placement process, including product development, marketing, underwriting, policy issuance and claims. NSM earns commissions based on the volume and profitability of the insurance that it places. NSM does not take insurance risk. As of December 31, 2020 and 2019, White Mountains owned 96.6% and 96.4% of the basic units outstanding of NSM (89.6% and 88.4% on a fully diluted, fully converted basis). NSM was acquired by White Mountains in 2018. See Note 2 — “Significant Transactions".
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
The Other Operations segment consists of the Company and its wholly-owned subsidiary, White Mountains Capital, LLC, (“WM Capital”) its other intermediate holding companies, its wholly-owned investment management subsidiary, White Mountains Advisors LLC (“WM Advisors”), investment assets managed by WM Advisors, its interests in MediaAlpha (for periods after the 2019 MediaAlpha Transaction), PassportCard Limited (“PassportCard”) and DavidShield Life Insurance Agency (2000) Ltd. (“DavidShield”) (collectively, “PassportCard/ DavidShield”), Elementum Holdings LP (“Elementum”), Kudu (for periods prior to the Kudu Transaction), certain other consolidated and unconsolidated entities and certain other assets.
The MediaAlpha segment consisted of QL Holdings LLC and its wholly-owned subsidiary QuoteLab, LLC (collectively
“MediaAlpha”). MediaAlpha is a marketing technology company. It operates a transparent and efficient customer acquisition technology platform that facilitates real-time transactions between buyers and sellers of consumer referrals (i.e., clicks, calls and leads), primarily in the property & casualty, health and life insurance verticals. MediaAlpha generates revenue by earning a fee for each consumer referral sold on its platform. A transaction becomes payable only on a qualifying consumer action, and is not contingent on the sale of a product to the consumer. MediaAlpha’s core verticals are property & casualty insurance, health insurance and life insurance.

White Mountains deconsolidated MediaAlpha as a result of the 2019 MediaAlpha Transaction and stopped reporting it as a segment. Subsequent to the 2019 MediaAlpha Transaction, White Mountains’s non-controlling equity interest in MediaAlpha was accounted for at fair value within other long-term investments.
On October 30, 2020, MediaAlpha completed an initial public offering (the “MediaAlpha IPO”). In the offering, White Mountains sold 3,609,894 shares and received total proceeds of $63.8 million. Following the completion of the MediaAlpha IPO, White Mountains owns 20,532,202 MediaAlpha shares, representing a 35.0% ownership interest (32.3% on a fully-diluted, fully converted basis). Subsequent to the MediaAlpha IPO, White Mountains’s non-controlling equity interest in MediaAlpha is accounted for at fair value based on the publicly traded share price of MediaAlpha’s common stock. As of December 31, 2020, White Mountains presents its investment in MediaAlpha as a separate line item on the balance sheet within the Other Operations segment. For comparability purposes, the amounts related to MediaAlpha in 2019 subsequent to the 2019 MediaAlpha Transaction have been reclassified from other long-term investments to investment in MediaAlpha.

Discontinued Operations and Assets and Liabilities Held for Sale
White Mountains has classified its Guilford, Connecticut property, which consists of an office building that was sold in August of 2020, and adjacent land as held for sale as of December 31, 2020 and 2019. The property has been measured at its estimated fair value, net of disposal costs. As of December 31, 2020, assets held for sale also includes a corporate aircraft. The aircraft has been measured at its carrying value of $1.7 million, which is lower than its estimated fair value. See Note 19 — “Held for Sale and Discontinued Operations”.

Significant Accounting Policies

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

Short-Term Investments
Short-term investments consist of interest-bearing money market funds, certificates of deposit and other securities, which at the time of purchase, mature or become available for use within one year.  Short-term investments are carried at amortized or accreted cost, which approximated fair value as of December 31, 2020 and 2019.

Investment Securities
As of December 31, 2020 and 2019, White Mountains’s invested assets consisted of securities and other investments held for general investment purposes.  White Mountains’s portfolio of fixed maturity investments, investment in MediaAlpha, common equity securities and other long-term investments held for general investment purposes are generally classified as trading securities and are reported at fair value as of the balance sheet date.  Changes in net unrealized investment gains (losses) are reported pre-tax in revenues. Realized investment gains (losses) are accounted for using the specific identification method and are reported pre-tax in revenues. Premiums and discounts on all fixed maturity investments are amortized and accreted to income over the anticipated life of the investment.
White Mountains’s invested assets that are measured at fair value include fixed maturity investments, its investment in MediaAlpha, common equity securities and other long-term investments, that consists primarily of unconsolidated entities, including non-controlling equity interests in the form of revenue and earnings participation contracts (“Kudu’s Participation Contracts”), private equity funds, hedge funds, insurance-linked securities (“ILS”) funds and private debt instruments. Whenever possible, White Mountains estimates fair value using valuation methods that maximize the use of quoted prices and other observable inputs.
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

Assets and liabilities carried at fair value include substantially all of White Mountains’s investment portfolio, and derivative instruments, both exchange-traded and over the counter instruments. Valuation of assets and liabilities measured at fair value require management to make estimates and apply judgment to matters that may carry a significant degree of uncertainty. In determining fair value estimates, White Mountains uses a variety of valuation approaches and inputs. Whenever possible, White Mountains estimates fair value using valuation methods that maximize the use of quoted market prices or other observable inputs. Where appropriate, assets and liabilities measured at fair value have been adjusted for the effect of counterparty credit risk.
White Mountains uses outside pricing services and brokers to assist in determining fair values. The outside pricing services White Mountains uses have indicated that they will only provide prices where observable inputs are available. As of December 31, 2020, approximately 73% of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs.

Level 1 Measurements
Investments valued using Level 1 inputs include White Mountains’s investment in MediaAlpha subsequent to the MediaAlpha IPO, common equity securities and fixed maturity investments, primarily investments in U.S. Treasuries and short-term investments, which include U.S. Treasury Bills. For investments in active markets, White Mountains uses the quoted market prices provided by outside pricing services to determine fair value.

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

Other Long-Term Investments
As of December 31, 2020, White Mountains owned a portfolio of other long-term investments valued at $786.8 million, that consisted primarily of unconsolidated entities, including Kudu’s Participation Contracts, private equity funds, the Elementum managed ILS funds (the “ILS Funds”) and private debt instruments. As of December 31, 2020, $614.2 million of White Mountains’s other long-term investments, that consisted primarily of unconsolidated entities, including Kudu’s Participation Contracts and private debt instruments were classified as Level 3 investments in the GAAP fair value hierarchy, were not actively traded in public markets and did not have readily observable market prices. The determination of the fair value of these securities involves significant management judgment, and the use of valuation models and assumptions that are inherently subjective and uncertain. As of December 31, 2020, $172.6 million of White Mountains’s other long-term investments, consisting of private equity funds and the ILS Funds, were valued at fair value using NAV as a practical expedient. Investments for which fair value is measured at NAV using the practical expedient are not classified within the fair value hierarchy.
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

Other Long-term Investments - NAV
White Mountains’s portfolio of other long-term investments includes investments in private equity funds, hedge funds and the ILS Funds. White Mountains employs a number of procedures to assess the reasonableness of the fair value measurements for its private equity funds, hedge funds and the ILS Funds, including obtaining and reviewing periodic and audited annual financial statements as well as discussing each fund’s pricing with the fund manager throughout the year. However, since the fund managers do not provide sufficient information to evaluate the pricing methods and inputs for each underlying investment, White Mountains considers the inputs to be unobservable. The fair value of White Mountains’s private equity fund, hedge fund and ILS fund investments are generally determined using the fund manager’s NAV. In the event that White Mountains believes the fair value of a private equity fund, hedge fund or ILS fund differs from the NAV reported by the fund manager due to illiquidity or other factors, White Mountains will adjust the reported NAV to more appropriately represent the fair value of its investment in the private equity fund, hedge fund or ILS fund.

Derivatives
From time to time, White Mountains holds derivative financial instruments for risk management purposes. White Mountains recognizes all derivatives as either assets or liabilities, measured at fair value, on its consolidated balance sheet. Changes in the fair value of derivative instruments that meet the criteria for hedge accounting are recognized in other comprehensive income and reclassified into current period pre-tax income when the hedged items are recognized therein. Changes in the fair value of derivative instruments that do not meet the criteria for hedge accounting are recognized in current period pre-tax income.
As of December 31, 2020, White Mountains holds interest rate cap derivative instruments that do not meet the criteria for hedge accounting. As of December 31, 2020 and 2019, White Mountains holds an interest rate swap derivative instrument that meets the criteria for hedge accounting. See Note 7 — “Derivatives”.

Receivables
BAM’s receivables consist primarily of premiums receivable from customers for municipal bond insurance policies. NSM’s receivables consist of insurance premiums receivable from customers and commissions receivable from insurance carriers, net of a provision for amounts estimated to be uncollectible.

Incentive Compensation
White Mountains’s Long-Term Incentive Plan (the “WTM Incentive Plan”) provides for grants of various types of share-based and non-share-based incentive awards to key employees of White Mountains. Non-share-based awards are recognized over the related service periods based on management’s best estimate of the amounts at which the awards are expected to be paid. Share-based compensation which is typically settled in cash, such as performance shares, is classified as a liability-type award. The compensation cost for liability-classified awards is measured initially at the grant date fair value and remeasured each reporting period until settlement. The compensation cost for equity-classified awards expected to be settled in shares, such as options and restricted shares, is measured at the original grant date fair value of the award. The compensation cost for all awards is recognized for the vested portion of the awards over the related service periods. See Note 10 — “Employee Share-Based Incentive Compensation Plans”.

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
BAM’s obligation for outstanding contracts consists of the unearned premium reserve and any loss reserves. Loss reserves are recorded only to the extent that the present value of the expected amount of any losses to be paid, net of any expected recoveries, exceeds the associated unearned premium reserve. As of December 31, 2020 and 2019, BAM did not have any loss or loss adjustment expense reserves.

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
During the period in which MediaAlpha was consolidated by White Mountains, MediaAlpha recognized advertising and publishing fee revenues based on the contractual amount of the fees, adjusted for any amounts expected to be refunded or uncollectible, when it had satisfied its contractual performance obligations, which was generally at the time each transaction was executed. For transactions where MediaAlpha acted as the principal, such as the Open exchange, revenue amounts were reported gross. For transactions where MediaAlpha acted as an agent facilitating transactions between third parties, revenue amounts were reported at the net fee billed.

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

Income Taxes
White Mountains has subsidiaries and branches that operate in various jurisdictions around the world and are subject to tax in the jurisdictions in which they operate.  As of December 31, 2020, the jurisdictions in which White Mountains’s subsidiaries and branches were subject to tax were Barbados, Ireland, Israel, Luxembourg, the United Kingdom and the United States. Income earned or losses generated by companies outside the United States are generally subject to an overall effective tax rate lower than that imposed by the United States.
Deferred tax assets and liabilities are recorded when a difference between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for tax purposes exists, and for other temporary differences. The deferred tax asset or liability is recorded based on tax rates expected to be in effect when the difference reverses. Deferred tax assets represent amounts available to reduce income taxes payable in future periods. White Mountains records a valuation allowance against deferred tax assets if it becomes more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in income tax expense in the period of change.

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
As of December 31, 2020 and 2019, White Mountains had unrealized foreign currency translation gains (losses) of $5.6 million and $(2.4) million recorded in accumulated other comprehensive income (loss) on its consolidated balance sheet.

Leases
Leases consist primarily of operating leases for office space and equipment. Lease assets and liabilities are recognized at the lease commencement date based on the present value of future minimum lease payments over the lease term. Lease assets and liabilities are not recorded for leases with a term at inception of one year or less. Lease expense is included in operating expenses.

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

Recently Adopted Changes in Accounting Principles

Income Taxes
On January 1, 2020, White Mountains adopted ASU 2019-12, Simplifying the Accounting for Income Taxes (ASC 740), which removes exceptions to standard guidance. Under the new guidance non-income-based taxes, such as franchise taxes, are reported within pre-tax income rather than being included in income taxes. In addition, the new guidance eliminated the exception to the incremental approach for inter-period tax allocation, which previously allowed consideration of the tax effect of items such as discontinued operations and items recognized through other comprehensive income.
For periods subsequent to the adoption of ASU 2019-12, White Mountains has recorded both the tax expense related to BAM’s member surplus contributions (“MSC”) and the related valuation allowance on such taxes through the non-controlling interest equity. Prior to the adoption of ASU 2019-12, White Mountains recorded the tax expense related to BAM’s MSC directly to non-controlling interest equity, while the valuation allowance on such taxes was recorded through the income statement.

Goodwill
On January 1, 2020, White Mountains adopted ASU 2017-04, Simplifying the Test for Goodwill Impairment (ASC 350), which changed the guidance on goodwill impairment testing. Under the new guidance, the qualitative assessment of the recoverability of goodwill remains the same, but the second step of the two-step qualitative test, which required calculation of the implied fair value of goodwill, has been eliminated. Instead, an impairment charge is recognized when the carrying value of a reporting unit exceeds its fair value. Any excess of carrying value over fair value is written down as an impairment. White Mountains did not identify any impairment indicators associated with its reporting units and therefore did not recognize an impairment of goodwill during the year ended December 31, 2020, and accordingly, adoption of ASU 2017-04 did not have any impact on White Mountains’s financial statements.

Credit Losses
On January 1, 2020, White Mountains adopted ASU 2016-13, Measurement of Credit Losses on Financial Instruments (ASC 326), which establishes new guidance for the recognition of credit losses for financial assets measured at amortized cost. The new ASU requires reporting entities to estimate the credit losses expected over the life of a credit exposure using historical information, current information and reasonable and supportable forecasts that affect the collectability of the financial asset. White Mountains measures its portfolio of investment securities at fair value with changes therein recognized through current period earnings and, accordingly, adoption of ASU 2016-13 did not have any impact on White Mountains’s financial statements.

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

Note 2. Significant Transactions

MediaAlpha
On February 26, 2019, MediaAlpha completed the 2019 MediaAlpha Transaction. White Mountains received net cash proceeds of $89.3 million from the transaction.
White Mountains recognized a realized gain of $67.5 million and reduced its ownership interest to 48.3% of the basic units outstanding of MediaAlpha (42.0% on a fully diluted, fully converted basis) as a result of the 2019 MediaAlpha Transaction. White Mountains’s remaining ownership interest in MediaAlpha no longer met the criteria for a controlling ownership interest and, accordingly, White Mountains deconsolidated MediaAlpha on February 26, 2019. White Mountains’s consolidated statement of operations and comprehensive income and its segment disclosures include MediaAlpha’s results of operations for the period from January 1, 2019 through February 26, 2019. Upon deconsolidation, White Mountains’s investment in MediaAlpha met the criteria to be accounted for under the equity method or under the fair value option. See Note 15 — “Equity-Method Eligible Investments”. White Mountains elected the fair value option and the investment in MediaAlpha was initially measured at its estimated fair value of $114.7 million as of the transaction date, with the change in fair value of $114.7 million recognized as an unrealized investment gain. White Mountains recognized a total of $182.2 million of realized gain and unrealized investment gain on the 2019 MediaAlpha Transaction.
On October 30, 2020, MediaAlpha completed the MediaAlpha IPO. In the offering, White Mountains sold 3,609,894 shares and received total proceeds of $63.8 million. White Mountains also received $55.0 million of net proceeds related to a dividend recapitalization at MediaAlpha. Following the MediaAlpha IPO, White Mountains owns 20,532,202 MediaAlpha shares, representing a 35.0% ownership interest (32.3% on a fully-diluted, fully converted basis). At the December 31, 2020 closing price of $39.07 per share, the value of White Mountains’s remaining investment in MediaAlpha was $802.2 million. See Note 15 — “Equity-Method Eligible Investments”

Ark
On October 1, 2020, White Mountains entered into a subscription and purchase agreement (the “Ark SPA”) with Ark Insurance Holdings Limited (“Ark”) and certain selling shareholders (collectively with Ark, the “Ark Sellers”). Certain Ark Sellers also entered into a related management warranty deed (together with the Ark SPA, the “Ark Acquisition Agreement”) pursuant to which they made certain warranties about the Ark business (collectively the “Ark Transaction”). Under the terms of the Ark Acquisition Agreement, White Mountains agreed to contribute $605.4 million of equity capital to Ark, at a pre-money valuation of $300.0 million, and to purchase $40.9 million of shares from the Ark Sellers. White Mountains also agreed to contribute up to an additional $200.0 million of equity capital to Ark in 2021. In accordance with the Ark SPA, in the fourth quarter of 2020 White Mountains pre-funded/placed in escrow a total of $646.3 million in preparation for closing the transaction, including $280.0 million funded directly to Lloyd’s on behalf of Ark under the terms of a credit facility agreement and $366.3 million placed in escrow, which is reflected on the balance sheet within the Other Operations segment as of December 31, 2020.
On January 1, 2021, White Mountains closed the transaction in accordance with the terms of the Ark SPA. At closing, White Mountains owned 72.0% of Ark on a basic shares outstanding basis (63.0% on a fully-diluted, fully-converted basis, taking account of management’s equity incentives). If the additional $200.0 million is contributed in full, White Mountains will own 77.1% of Ark on a basic shares outstanding basis (67.5% on a fully-diluted, fully-converted basis). Management’s equity incentives are subject to an 8.0% rate of return threshold with no catch-up. The remaining shares are owned by employees. In the future, management rollover shareholders could earn additional shares in the company if and to the extent that White Mountains achieves certain multiple of invested capital return thresholds. These additional shares are generally eligible to vest in three equal tranches at multiple on invested capital (“MOIC”) thresholds of 2.0x, 2.5x and 3.0x. If fully earned, these additional shares would represent 12.5% of the shares outstanding at closing.
Ark writes a diversified and balanced portfolio of reinsurance and insurance, including property, accident & health, energy, marine and political risks, through Lloyd’s Syndicates 4020 and 3902. Beginning in January 2021, Ark began writing certain classes of its business through Group Ark Insurance Limited, Ark’s wholly-owned Bermuda-based insurance and reinsurance company. See Note 20 — “Subsequent Events”.

Elementum
On May 31, 2019, White Mountains acquired a 30.0% limited partnership interest in Elementum, a third-party registered investment adviser specializing in natural catastrophe ILS, for $55.1 million (the “Elementum Transaction”). Elementum manages separate accounts and pooled investment vehicles across various ILS sectors, including catastrophe bonds, collateralized reinsurance investments and industry loss warranties, on behalf of third-party clients. As part of the Elementum Transaction, White Mountains also invested $50.0 million in the ILS Funds.
White Mountains has elected the fair value option for its investment in Elementum and the ILS Funds. Both the investment in Elementum and the investments in the ILS Funds are included within other long-term investments.

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
On May 18, 2018, NSM acquired 100% of Fresh Insurance Services Group Limited (“Fresh Insurance”). Fresh Insurance is an insurance broker that offers non-standard personal lines products in the United Kingdom. NSM paid $49.6 million of upfront cash consideration for Fresh Insurance. During 2020, Fresh Insurance was rebranded as part of Kingfisher UK Holdings Ltd. NSM borrowed $51.0 million to fund the transaction. During the twelve months ended December 31, 2019, NSM paid a purchase price adjustment of an additional $0.7 million of consideration. The purchase price is subject to additional adjustments based upon growth in EBITDA during two earnout periods, ending in February 2020 and February 2022. No purchase price adjustment was made related to the earnout period that ended in February 2020. NSM recognized total assets acquired related to Fresh Insurance of $72.6 million, including $54.6 million of goodwill and other intangible assets, and total liabilities assumed of $22.3 million, reflecting acquisition date fair values. In connection with the acquisition, NSM recorded a contingent consideration earnout liability of $7.5 million.

On December 3, 2018, NSM acquired all the net assets of KBK Insurance Group, Inc. (“KBK”), a specialized MGU focused on the towing and transportation space. NSM paid $60.0 million of upfront cash consideration for KBK. White Mountains contributed $29.0 million and NSM borrowed $30.1 million to fund the transaction. White Mountains recognized $59.4 million of goodwill and other intangible assets, reflecting acquisition date fair values, for which the relative fair values of goodwill and other intangible assets had not yet been finalized as of December 31, 2018. During 2019, NSM determined that the relative values of goodwill and other intangible assets recorded in connection with the KBK transaction were $32.6 million and $32.7 million, reflecting acquisition date fair values. The purchase price is subject to additional adjustments based upon growth in EBITDA during three earn out periods ending in December 2019, December 2020 and December 2021. During 2019, NSM recorded a purchase price adjustment of $5.9 million relating to the fair value of the contingent consideration earnout liability in connection with the acquisition. During 2020, NSM paid $6.4 million related to the first KBK earnout period.
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
On June 28, 2019, NSM acquired the renewal rights on its U.S. collector car business (the “Renewal Rights”) from American International Group, Inc. (“AIG”) for $82.5 million. The acquisition satisfied NSM’s obligation to acquire the Renewal Rights from AIG. See Note 18 — “Commitments and Contingencies”. White Mountains contributed $59.1 million to NSM and NSM borrowed $22.5 million to fund the transaction. White Mountains recognized $82.5 million of other intangible assets, reflecting the acquisition date fair value. See Note 4 — “Goodwill and Other Intangible Assets”.
On April 7, 2020, NSM acquired 100% of Kingsbridge Group Limited (“Kingsbridge”), a leading provider of commercial lines insurance and consulting services for the professional contractor and freelancer markets in the United Kingdom. NSM paid £107.2 million (approximately $132.2 million based upon the foreign exchange spot rate at the date of acquisition) of upfront cash consideration for Kingsbridge. White Mountains contributed $80.3 million to NSM and NSM borrowed £42.5 million (approximately $52.4 million based upon the foreign exchange spot rate at the date of acquisition) to fund the transaction. During 2020, NSM determined that the relative values of goodwill and other intangible assets recorded in connection with the Kingsbridge transaction were $111.5 million and $20.2 million, reflecting acquisition date fair values. The purchase price is subject to adjustment based upon growth in EBITDA during an earnout period ending in January 2022. During 2020, NSM initially recorded a liability relating to the fair value of the Kingsbridge contingent consideration earnout of $4.1 million. During 2020, NSM recognized pre-tax income of $4.1 million for the change in fair value of the Kingsbridge contingent consideration earnout liability and a foreign currency translation unrealized gain of $0.3 million. As of December 31, 2020, the Kingsbridge contingent consideration earnout liability was $0.3 million.
The contingent consideration earnout liabilities related to the Fresh Insurance, KBK and Kingsbridge acquisitions are subject to adjustments based upon EBITDA, EBITDA projections, and present value factors for acquired entities. For the year ended December 31, 2020 and 2019, NSM recognized pre-tax (revenue) expense of $(3.3) million and $2.1 million for the change in the fair value of its contingent consideration earnout liabilities. Any future adjustments to contingent consideration earnout liabilities under the agreements will be recognized through pre-tax income. As of December 31, 2020 and 2019, NSM recognized total contingent consideration earnout liabilities of $14.6 million and $20.6 million. During 2020, NSM paid $7.0 million of contingent consideration earnout liabilities related to KBK and the U.K. vertical. During 2019, NSM paid $7.6 million of contingent consideration earnout liabilities related to the U.K. vertical.

PassportCard/DavidShield
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
On May 7, 2020, White Mountains made an additional $15.0 million investment in PassportCard/DavidShield to support operations through the ongoing COVID-19 pandemic. The transaction increased White Mountains’s ownership interest from 50.0% to 53.8%, but had no impact on the governance structure of the companies, including White Mountains’s board representation or other investor rights. The governance structures for both PassportCard and DavidShield were designed to give White Mountains and its co-investor equal power to make the decisions that most significantly impact the operations of PassportCard and DavidShield.

As a result of the transaction, White Mountains’s re-evaluated its accounting treatment for PassportCard and DavidShield. Because White Mountains does not have the unilateral power to direct the operations of PassportCard or DavidShield, White Mountains does not hold a controlling financial interest in either PassportCard or DavidShield and does not consolidate either entity. White Mountains’s ownership interest gives White Mountains the opportunity to exert significant influence over the significant financial and operating activities of PassportCard and DavidShield. Accordingly, PassportCard and DavidShield meet the criteria to be accounted for under the equity method. White Mountains has taken the fair value option for its investment in PassportCard and DavidShield. Changes in the fair value of PassportCard and DavidShield are recorded in realized and unrealized investment gains. White Mountains’s maximum loss in PassportCard and DavidShield is limited to the amount invested

Kudu
On February 5, 2018, White Mountains entered into an agreement to fund up to $125.0 million in Kudu in exchange for a 49.5% basic unit ownership interest in Kudu (42.7% on a fully diluted, fully converted basis). On April 4, 2019, White Mountains acquired the ownership interests in Kudu held by certain funds managed by Oaktree for cash consideration of $81.4 million. In addition, White Mountains assumed all of Oaktree’s unfunded capital commitments to Kudu, increasing White Mountains’s total capital commitment to $250.0 million. White Mountains recognized total assets acquired of $155.5 million, including $7.6 million of goodwill and $2.2 million of other intangible assets, total liabilities assumed of $0.8 million and non-controlling interest of $1.5 million.
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
During the fourth quarter of 2019, White Mountains increased its total capital commitment to Kudu by $100.0 million to $350.0 million of which $47.5 million and $129.0 million is undrawn as of December 31, 2020 and 2019. Also during the fourth quarter of 2019, Kudu obtained a committed $124.0 million credit facility, of which $34.8 million and $68.0 million was undrawn as of December 31, 2020 and 2019. See Note 5 — “Debt”.

Note 3. Investment Securities

White Mountains’s portfolio of investment securities held for general investment purposes consists of fixed maturity investments, short-term investments, its investment in MediaAlpha, common equity securities and other long-term investments, which are classified as trading securities. Trading securities are reported at fair value as of the balance sheet date.  Net realized and unrealized investment gains (losses) on trading securities are reported in pre-tax revenues.
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
Realized investment gains (losses) resulting from sales of investment securities are accounted for using the specific identification method. Premiums and discounts on all fixed maturity investments are amortized or accreted to income over the anticipated life of the investment. Short-term investments consist of interest-bearing money market funds, certificates of deposit and other securities, which at the time of purchase, mature or become available for use within one year.  Short-term investments are carried at amortized or accreted cost, which approximated fair value as of December 31, 2020 and 2019.
Other long-term investments consist primarily of unconsolidated entities, including Kudu’s Participation Contracts, private equity funds, hedge funds, the ILS Funds and private debt instruments.

Net Investment Income

White Mountains’s net investment income is comprised primarily of interest income associated with White Mountains’s fixed maturity investments and short-term investments, distributions from its investment in MediaAlpha, dividend income from common equity securities and distributions from other long-term investments.
The following table presents pre-tax net investment income for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
Millions	2020	2019	2018
Fixed maturity investments	$29.0	$32.4	$35.1
Short-term investments	1.1	5.0	8.0
Investment in MediaAlpha (1)	59.9	8.0	—
Common equity securities	6.6	13.5	15.1
Other long-term investments	35.6	22.1	3.8
Total investment income	132.2	81.0	62.0
Third-party investment expenses	(1.2)	(1.3)	(3.0)
Net investment income	$131.0	$79.7	$59.0
(1) For 2018, MediaAlpha was a majority-owned consolidated subsidiary of White Mountains. See Note 2 — “Significant Transactions”

Net Realized and Unrealized Investment Gains (Losses)

The following table presents net realized and unrealized investment gains (losses) for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
Millions	2020	2019	2018
Fixed maturity investments	$38.5	$43.5	$(34.7)
Short-term investments	.4	.2	(.8)
Investment in MediaAlpha (1)	686.0	180.0	—
Common equity securities	6.5	195.7	(98.9)
Other long-term investments (2)	(14.6)	13.8	26.1
Net realized and unrealized investment gains (losses)	716.8	433.2	(108.3)
Less: net gains (losses) on investment securities sold during the period	20.2	24.6	(33.0)
Net realized and unrealized investment gains (losses) on investment securities held at the end of the period	$696.6	$408.6	$(75.3)
(1) For 2018, MediaAlpha was a majority-owned consolidated subsidiary of White Mountains. See Note 2 — “Significant Transactions”
(2) For 2020, 2019 and 2018, includes $4.0, $(0.3) and $(0.8) of realized and unrealized investment gains (losses) related to foreign currency exchange.

For the years ended December 31, 2020, 2019 and 2018, all of White Mountains’s net realized and unrealized investment gains (losses) were recorded in the consolidated statements of operations. There were no investment gains (losses) recorded in other comprehensive income.
White Mountains recognized gross realized investment gains of $214.4 million, $104.0 million and $49.4 million and gross realized investment losses of $27.3 million, $7.4 million and $62.3 million on sales of investment securities for the years ending December 31, 2020, 2019 and 2018.
The following table presents total gains included in earnings attributable to net unrealized investment gains for Level 3 investments for the years ended December 31, 2020, 2019 and 2018 for investments still held at the end of the period:

	Year Ended December 31,
Millions	2020	2019	2018
Other long-term investments (1)	$276.0	$181.9	$22.6
Total net unrealized investment gains, pre-tax - Level 3 investments	$276.0	$181.9	$22.6
(1) For 2020 and 2019, includes $278.7 and $180.0 of unrealized investment gains from White Mountains’s investment in MediaAlpha.

Proceeds from the sales and maturities of investments, excluding short-term investments, totaled $1.4 billion, $1.0 billion and $2.2 billion for the years ended December 31, 2020, 2019 and 2018.

Investment Holdings

The following tables present the cost or amortized cost, gross unrealized investment gains (losses) and carrying values of White Mountains’s fixed maturity investments as of December 31, 2020 and 2019.

	December 31, 2020
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
U.S. Government and agency obligations	$173.2	$3.1	$—	$176.3
Debt securities issued by corporations	522.8	24.7	(.1)	547.4
Municipal obligations	244.0	21.0	—	265.0
Mortgage and asset-backed securities	211.7	6.8	—	218.5
Total fixed maturity investments	$1,151.7	$55.6	$(.1)	$1,207.2

	December 31, 2019
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
U.S. Government and agency obligations	$231.7	$1.0	$(.2)	$232.5
Debt securities issued by corporations	454.9	12.5	(.2)	467.2
Municipal obligations	284.7	12.5	(.1)	297.1
Mortgage and asset-backed securities	206.6	2.7	(.3)	209.0
Total fixed maturity investments	$1,177.9	$28.7	$(.8)	$1,205.8

The weighted average duration of White Mountains’s fixed income portfolio was approximately 3.2 years, including short-term investments, and approximately 3.6 years, excluding short-term investments, as of December 31, 2020.
The following table presents the cost or amortized cost and carrying value of White Mountains’s fixed maturity investments by contractual maturity as of December 31, 2020. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	December 31, 2020
Millions	Cost or Amortized Cost	Carrying Value
Due in one year or less	$126.0	$127.0
Due after one year through five years	417.5	433.6
Due after five years through ten years	283.2	303.2
Due after ten years	113.3	124.9
Mortgage and asset-backed securities	211.7	218.5
Total	$1,151.7	$1,207.2

The following tables present the cost or amortized cost, gross unrealized investment gains (losses), net foreign currency losses, and carrying values of White Mountains’s investment in MediaAlpha, common equity securities and other long-term investments as of December 31, 2020 and 2019:

	December 31, 2020
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Foreign Currency Gains	Carrying Value
Investment in MediaAlpha	$—	$802.2	$—	$—	$802.2
Common equity securities	$—	$—	$—	$—	$—
Other long-term investments	$767.4	$95.8	$(78.1)	$1.7	$786.8

	December 31, 2019
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Foreign Currency Losses	Carrying Value
Investment in MediaAlpha	$—	$180.0	$—	$—	$180.0
Common equity securities	$553.3	$130.6	$—	$—	$683.9
Other long-term investments	$667.4	$75.2	$(64.1)	$(2.2)	$676.3

Fair Value Measurements as of December 31, 2020
Fair value measurements are categorized into a hierarchy that distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). Quoted prices in active markets for identical assets or liabilities have the highest priority (“Level 1”), followed by observable inputs other than quoted prices, including prices for similar but not identical assets or liabilities (“Level 2”) and unobservable inputs, including the reporting entity’s estimates of the assumptions that market participants would use, having the lowest priority (“Level 3”). As of December 31, 2020 and 2019, White Mountains used quoted market prices or other observable inputs to determine fair value for approximately 73% and 71% of the investment portfolio. See Note 1 — “Basis of Presentation and Significant Accounting Policies”.

Fair Value Measurements by Level
The following tables present White Mountains’s fair value measurements for investments as of December 31, 2020 and 2019 by level. The major security types were based on the legal form of the securities. White Mountains has disaggregated its fixed maturity investments based on the issuing entity type, which impacts credit quality, with debt securities issued by U.S. government entities carrying minimal credit risk, while the credit and other risks associated with other issuers, such as corporations, municipalities or entities issuing mortgage and asset-backed securities vary depending on the nature of the issuing entity type. White Mountains further disaggregates debt securities issued by corporations and common equity securities by industry sector because investors often reference commonly used benchmarks and their subsectors to monitor risk and performance. Accordingly, White Mountains has further disaggregated these asset classes into subclasses based on the similar sectors and industry classifications it uses to evaluate investment risk and performance against commonly used benchmarks, such as the Bloomberg Barclays U.S. Intermediate Aggregate and S&P 500 indices.

	December 31, 2020
Millions	Fair Value	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. Government and agency obligations	$176.3	$176.3	$—	$—
Debt securities issued by corporations:
Financials	133.9	—	133.9	—
Consumer	81.9	—	81.9	—
Industrial	66.9	—	66.9	—
Technology	66.7	—	66.7	—
Healthcare	51.5	—	51.5	—
Communications	44.5	—	44.5	—
Energy	35.8	—	35.8	—
Materials	33.9	—	33.9	—
Utilities	32.3	—	32.3	—
Total debt securities issued by corporations	547.4	—	547.4	—

Municipal obligations	265.0	—	265.0	—
Mortgage and asset-backed securities	218.5	—	218.5	—
Total fixed maturity investments	1,207.2	176.3	1,030.9	—

Short-term investments (1)	142.9	142.9	—	—

Investment in MediaAlpha	802.2	802.2	—	—

Other long-term investments	614.2	—	—	614.2
Other long-term investments — NAV(2)	172.6	—	—	—
Total other long-term investments	786.8	—	—	614.2
Total investments	$2,939.1	$1,121.4	$1,030.9	$614.2
(1) Short-term investments are measured at amortized cost, which approximates fair value.
(2) Consists of private equity funds and the ILS Funds for which fair value is measured at NAV using the practical expedient. Investments for which fair value is measured at NAV are not classified within the fair value hierarchy.

	December 31, 2019
Millions	Fair Value	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. Government and agency obligations	$232.5	$232.5	$—	$—

Debt securities issued by corporations:
Financials	144.8	—	144.8	—
Industrial	59.0	—	59.0	—
Healthcare	52.6	—	52.6	—
Consumer	50.9	—	50.9	—
Energy	44.9	—	44.9	—
Technology	41.2	—	41.2	—
Communications	31.3	—	31.3	—
Utilities	25.0	—	25.0	—
Materials	17.5	—	17.5	—
Total debt securities issued by corporations	467.2	—	467.2	—

Municipal obligations	297.1	—	297.1	—
Mortgage and asset-backed securities	209.0	—	209.0	—
Total fixed maturity investments	1,205.8	232.5	973.3	—

Short-term investments (1)	201.2	189.4	11.8	—

Investment in MediaAlpha	180.0	—	—	180.0

Common equity securities:
Exchange traded funds (2)	536.4	521.6	14.8	—
Other (3)	147.5	25.9	121.5	.1
Total common equity securities	683.9	547.5	136.3	.1

Other long-term investments	474.0	—	—	474.0
Other long-term investments — NAV (4)	202.3	—	—	—
Total other long-term investments	676.3	—	—	474.0
Total investments	$2,947.2	$969.4	$1,121.4	$654.1
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
(4) Consists of private equity funds, one hedge fund and the ILS Funds for which fair value is measured at NAV using the practical expedient. Investments for which fair value is measured at NAV are not classified within the fair value hierarchy.

Investments Held on Deposit or as Collateral

As of December 31, 2020 and 2019, investments of $432.4 million and $319.9 million, were held in trusts required to be maintained in relation to HG Global’s reinsurance agreements with BAM. White Mountains’s insurance subsidiaries are required to maintain deposits with certain insurance regulatory agencies in order to maintain their insurance licenses. The fair value of such deposits, which represent state deposits and are included within the investment portfolio, totaled $11.9 million and $9.9 million as of December 31, 2020 and 2019.

Debt Securities Issued by Corporations

The following table presents the credit ratings of debt securities issued by corporations held in White Mountains’s investment portfolio as of December 31, 2020 and 2019:

	Fair Value at December 31,
Millions	2020	2019
AAA	$10.6	$9.5
AA	57.9	73.9
A	318.3	288.5
BBB	159.6	95.3
BB	1.0	—
Debt securities issued by corporations (1)	$547.4	$467.2
(1)    Credit ratings are based upon issuer credit ratings provided by Standard & Poor’s Financial Services LLC (“Standard & Poor’s”), or if unrated by Standard & Poor’s, long-term obligation ratings provided by Moody’s Investor Service, Inc.

Mortgage and Asset-backed Securities

The following table presents the fair value of White Mountains’s mortgage and asset-backed securities as of December 31, 2020 and 2019:

	December 31, 2020			December 31, 2019
Millions	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
Mortgage-backed securities:
Agency:
FNMA	$88.7	$88.7	$—	$88.6	$88.6	$—
FHLMC	70.1	70.1	—	60.5	60.5	—
GNMA	40.6	40.6	—	30.8	30.8	—
Total agency (1)	199.4	199.4	—	179.9	179.9	—
Total mortgage-backed securities	199.4	199.4	—	179.9	179.9	—
Other asset-backed securities:
Credit card receivables	11.3	11.3	—	14.0	14.0	—
Vehicle receivables	7.8	7.8	—	15.1	15.1	—
Total other asset-backed securities	19.1	19.1	—	29.1	29.1	—
Total mortgage and asset-backed securities	$218.5	$218.5	$—	$209.0	$209.0	$—
(1) Represents publicly traded mortgage-backed securities which carry the full faith and credit guaranty of the U.S. Government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

Investment in MediaAlpha

On February 26, 2019, in connection with the 2019 MediaAlpha Transaction, MediaAlpha was deconsolidated and was subsequently accounted for at fair value within other long-term investments.
On October 30, 2020, MediaAlpha completed the MediaAlpha IPO. In the offering, White Mountains sold 3,609,894 shares and received total proceeds of $63.8 million. Following the MediaAlpha IPO, White Mountains owns 20,532,202 MediaAlpha shares, representing a 35.0% ownership interest (32.3% on a fully-diluted, fully converted basis). At the December 31, 2020 closing price of $39.07 per share, the value of White Mountains’s remaining investment in MediaAlpha was $802.2 million. Subsequent to the MediaAlpha IPO, White Mountains’s investment in MediaAlpha is accounted for at fair value based on the publicly traded share price of MediaAlpha’s common stock and White Mountains presents its investment in MediaAlpha as a separate line item on the balance sheet. For comparability purposes, the amounts related to MediaAlpha in 2019 subsequent to the 2019 MediaAlpha Transaction have been reclassified from other long-term investments to the investment in MediaAlpha.

Other Long-Term Investments

The following table presents the carrying values of White Mountains’s other long-term investments as of December 31, 2020 and 2019:

	Carrying Value at
Millions	December 31, 2020	December 31, 2019
Kudu’s Participation Contracts	$400.6	$266.5
PassportCard/DavidShield	95.0	90.0
Elementum Holdings L.P.	55.1	55.1
Other unconsolidated entities (1)	42.4	33.7
Total unconsolidated entities (2)	593.1	445.3
Private equity funds and hedge funds	121.2	161.1
Insurance-linked securities funds	51.4	41.2
Private debt investments (2) (3)	21.1	28.7
Total other long-term investments	$786.8	$676.3
(1) Includes White Mountains’s non-controlling equity interests in certain private common equity securities, limited liability companies and convertible preferred securities and Simple Agreement for Future Equity (“SAFE”) investments.
(2) See Fair Value Measurements by Level table.
(3) Includes $5.8 and $5.0 in private debt investments carried at fair value as of December 31. 2020 and amortized cost as of December 31, 2019.

Private Equity Funds and Hedge Funds
White Mountains invests in private equity funds and hedge funds, which are included in other long-term investments. The fair value of these investments is generally estimated using the net asset value (“NAV”) of the funds. As of December 31, 2020, White Mountains held investments in fourteen private equity funds.  The largest investment in a single private equity fund or hedge fund was $29.1 million as of December 31, 2020 and $54.6 million as of December 31, 2019. In the first quarter of 2020, White Mountains redeemed its sole hedge fund having a fair value of $45.6 million. The bulk of the redemption proceeds, subject to customary audit holdbacks, were received in April 2020 and the remaining balance is expected to be received in April 2021.
The following table presents investments and unfunded commitments in private equity funds and hedge funds by investment objective and sector as of December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
Millions	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments

Private equity funds
Aerospace/Defense/Government	$69.1	$15.3	$33.8	$23.3
Manufacturing/Industrial	28.6	—	57.7	4.1
Financial services	23.5	30.4	15.0	22.8
Total private equity funds	121.2	45.7	106.5	50.2

Hedge funds
Long/short banks and financial	—	—	54.6	—
Total hedge funds	—	—	54.6	—
Total private equity funds and hedge funds included in other long-term investments	$121.2	$45.7	$161.1	$50.2

Investments in private equity funds are generally subject to a lock-up period during which investors may not request a redemption. Distributions prior to the expected termination date of the fund may be limited to dividends or proceeds arising from the liquidation of the fund’s underlying investments. In addition, certain private equity funds have the option to extend the lock-up period.
The following table presents investments in private equity funds that were subject to lock-up periods as of December 31, 2020:

Millions	1 – 3 years	3 – 5 years	5 – 10 years	>10 years	Total
Private equity funds — expected lock-up period remaining	$8.0	$40.7	$64.7	$7.8	$121.2

Investors in private equity funds are generally subject to indemnification obligations outside of the capital commitment period and prior to the winding up of the fund. As of December 31, 2020 and 2019, White Mountains is not aware of any indemnification claims relating to its investments in private equity funds.
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
Insurance-Linked Securities Funds
White Mountains’s other long-term investments include the ILS Funds. The fair value of these investments is generally estimated using the NAV of the funds. As of December 31, 2020, White Mountains held investments in four ILS Funds with a fair value of $51.4 million.
Investments in the ILS Funds are generally subject to restrictions, including lock-up periods where no redemptions or withdrawals are allowed, non-renewal clauses, restrictions on redemption frequency and advance notice periods for redemptions. From time to time, natural catastrophe, liquidity, market or other events will occur that make the determination of fair value for underlying investments in ILS Funds less certain due to the potential for loss development. In such circumstances, the impacted investments may be subject to additional lock-up provisions.
The ILS Funds are typically subject to monthly and annual restrictions on redemptions and advance redemption notice period requirements that range between 30 and 90 days. Amounts requested for redemption remain subject to market fluctuations until the redemption effective date, which generally falls at the end of the defined redemption period.
One of the ILS Funds requires shareholders to provide advance redemption notice on or before September 15 of each calendar year. Amounts requested for redemption in this fund remain subject to market fluctuation until the underlying investment has fully matured or been commuted, which may be up to a period of three years from the start of each calendar year.

Rollforward of Fair Value Measurements by Level

 White Mountains uses quoted market prices where available as the inputs to estimate fair value for its investments in active markets. Such measurements are considered to be either Level 1 or Level 2 measurements, depending on whether the quoted market price inputs are for identical securities (Level 1) or similar securities (Level 2). Level 3 measurements for fixed maturity investments, common equity securities and other long-term investments as of December 31, 2020 and 2019 consist of securities for which the estimated fair value has not been determined based upon quoted market price inputs for identical or similar securities.
The following tables present the changes in White Mountains’s fair value measurements by level for the years ended December 31, 2020 and 2019:

			Level 3 Investments		Other Long-term Investments Measured at NAV (1)
Millions	Level 1 Investments	Level 2 Investments	Common Equity Securities	Other Long-term Investments and Investment in MediaAlpha pre-IPO		Total
Balance at December 31, 2019	$780.0	$1,109.6	$.1	$654.0	$202.3	$2,746.0	(2)
Net realized and unrealized gains	436.4	15.9	—	275.6	(11.5)	716.4	(3)
Amortization/accretion	(.1)	(4.4)	—	—	—	(4.5)
Purchases	133.9	437.6	—	151.5	43.6	766.6
Sales	(830.4)	(527.8)	(.1)	(8.2)	(61.8)	(1,428.3)
Effect of MediaAlpha IPO (4)	458.7	—	—	(458.7)	—	—
Transfers in	—	—	—	—	—	—
Transfers out	—	—	—	—	—	—
Balance at December 31, 2020	$978.5	$1,030.9	$—	$614.2	$172.6	$2,796.2	(2)
(1) Includes private equity funds, hedge funds and the ILS Funds for which fair value is measured at NAV using the practical expedient are no longer classified within the fair value hierarchy. See Note 1 — “Basis of Presentation and Significant Accounting Policies”.
(2)    Excludes carrying value of $142.9 and $201.2 as of December 31, 2020 and 2019 classified as short-term investments.
(3) Excludes realized and unrealized losses associated with short-term investments of $0.4 for the year ended December 31, 2020.
(4) Represents the reclassification of White Mountains’s investment in MediaAlpha from a level 3 measurement to a level 1 measurement in connection with the MediaAlpha IPO. See Note 2 - “Significant Transactions”.

			Level 3 Investments		Other Long-term Investments Measured at NAV (1)
Millions	Level 1 Investments	Level 2 Investments	Common Equity Securities	Other Long- term Investments and Investment in MediaAlpha		Total
Balance at December 31, 2018	$842.6	$1,160.5	$—	$138.7	$186.9	$2,328.7	(2)
Net realized and unrealized gains	163.0	76.1	—	181.2	12.7	433.0	(3)
Amortization/accretion	.2	(1.8)	—	—	—	(1.6)
Purchases	165.3	404.5	.1	185.4	110.8	866.1
Sales	(391.1)	(529.7)	—	—	(29.5)	(950.3)
Effect of Kudu Transaction	—	—	—	141.8	(71.7)	70.1
Transfers in	—	—	—	10.9	4.0	14.9
Transfers out	—	—	—	(4.0)	(10.9)	(14.9)
Balance at December 31, 2019	$780.0	$1,109.6	$.1	$654.0	$202.3	$2,746.0	(2)
(1) Includes private equity funds, hedge funds and the ILS Funds for which fair value is measured at NAV using the practical expedient are no longer classified within the fair value hierarchy. See Note 1 — “Basis of Presentation and Significant Accounting Policies”.
(2) Excludes carrying value of $201.2 and $214.2 as of December 31, 2019 and 2018 classified as short-term investments.
(3) Includes $114.7 unrealized investment gain associated with the 2019 MediaAlpha Transaction. See Note 2 — “Significant Transactions”.
(4) Excludes realized and unrealized losses associated with short-term investments of $0.2 for the year ended December 31, 2019.

Fair Value Measurements — Transfers Between Levels - For Years Ended December 31, 2020 and 2019
Transfers between levels are generally recorded using the fair value measurement as of the end of the quarterly period in which the event or change in circumstance giving rise to the transfer occurred.
During 2020 and 2019, there were no fixed maturity investments or other long-term investments classified as Level 3 measurements in the prior period that were transferred to Level 2 measurements.
During 2020 and 2019, there were no fixed maturity investments or other long-term investments classified as Level 2 measurements in the prior period that were transferred to Level 3 measurements.
During 2020, in connection with the MediaAlpha IPO, White Mountains’s investment in MediaAlpha was reclassified from a Level 3 measurement to a Level 1 measurement.

Significant Unobservable Inputs

The following tables present significant unobservable inputs used in estimating the fair value of White Mountains’s investment in MediaAlpha and other long-term investments, other than private equity funds, hedge funds and the ILS Funds, classified within Level 3 as of December 31, 2020 and 2019. The fair value of investments in private equity funds, hedge funds and the ILS Funds are generally estimated using the NAV of the funds.

$ in Millions	December 31, 2020
Description	Valuation Technique(s) (1)	Fair Value (2)	Unobservable Inputs
			Discount Rate (3)(4)	Terminal Cash Flow Exit Multiple (x) or Terminal Revenue Growth Rate (%) (4)
Kudu’s Participation Contracts (5)	Discounted cash flow	$400.6	18% - 23%	7x - 12x
PassportCard/DavidShield (6)	Discounted cash flow	$95.0	23%	4%
Elementum Holdings, L.P.	Discounted cash flow	$55.1	17%	4%
Private debt instruments	Discounted cash flow	$17.1	4% - 8%	N/A
All other	Discounted cash flow	$18.8	20% - 24%	4%
New Market Solutions, LLC	Recent transaction	$9.9	Transaction price:	$9.9
Noblr, Inc.	Recent transaction	$8.7	Transaction price:	$8.7
Zillion Insurance Services, Inc. (7)	Recent transaction	$5.0	Transaction price:	$5.0
(1) Key inputs to the discounted cash flow analysis generally include projections of future revenue and earnings, discount rates and terminal exit multiples or growth rates.
(2) Includes the net unrealized investment gains (losses) associated with foreign currency; foreign currency effects based on observable inputs.
(3) Since Kudu’s Participation Contracts are not subject to corporate taxes within Kudu Investment Management, LLC, pre-tax discount rates are applied to pre-tax cash flows in determining fair values.
(4) Increases (decreases) to the discount rates in isolation would result in lower (higher) fair value measurements, while increases (decreases) to the terminal cash flow exit multiples or terminal revenue growth rates in isolation would result in higher (lower) fair value measurements.
(5) In 2020, Kudu deployed a total of $118.2 in new Kudu Participation Contracts, including Creation Investments Capital, Sequoia Financial Group, Channel Capital and Ranger Investment Management.
(6) In 2020, White Mountains made an additional $15.0 investment in PassportCard/DavidShield. See Note 2 - “Significant Transactions”.
(7) In 2020, White Mountains made an additional $2.5 investment in Zillion Insurance Services, Inc.

$ in Millions	December 31, 2019
Description	Valuation Technique(s) (1)	Fair Value (2)	Unobservable Inputs
			Discount Rate (3)	Terminal Cash Flow Exit Multiple (x) or Terminal Revenue Growth Rate (%)(3)
Kudu’s Participation Contracts (4)	Discounted cash flow	$266.5	15% - 22%	6x - 12x
Investment in MediaAlpha	Discounted cash flow	$180.0	15%	4%
PassportCard/DavidShield	Discounted cash flow	$90.0	22%	4%
Elementum Holdings, L.P. (5)	Discounted cash flow	$55.1	20%	4%
Private debt instruments	Discounted cash flow	$23.7	4% - 9%	N/A
All other	Discounted cash flow	$23.7	25% - 32%	4%
Noblr, Inc.	Recent transaction	$5.0	Transaction price:	$5.0
Zillion Insurance Services, Inc. (6)	Recent transaction	$2.5	Transaction price:	$2.5
Compare.com	Estimated net realizable value	$2.5	Net realizable value:	$2.5
(1) Key inputs to the discounted cash flow analysis generally include projections of future revenue and earnings, discount rates and terminal exit multiples or growth rates.
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
(4) In 2019, Kudu deployed a total of $198.0 in new Kudu Participation Contracts, including Fair Oaks Capital, Versus Capital Advisors, First Long Island Investors, EJF Capital, Warwick Capital Partners and Pennybacker Capital Management.
(5) In 2019, White Mountains made a $55.1 investment in Elementum Holdings, L.P. See Note 2 - “Significant Transactions”.
(6) In 2019, White Mountains made a $2.5 investment in Zillion Insurance Services, Inc.

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
The following table presents the economic lives, acquisition date fair values, accumulated amortization and net carrying values for other intangible assets and goodwill, by company as of December 31, 2020 and 2019:

$ in Millions	Weighted Average Economic Life (in years)	December 31, 2020				December 31, 2019
		Acquisition Date Fair Value	Accumulated Amortization	Impairments	Net Carrying Value	Acquisition Date Fair Value	Accumulated Amortization	Impairments	Net Carrying Value
Goodwill:
NSM (1)(2)	N/A	$506.4	$—	$—	$506.4	$381.6	$—	$—	$381.6
Kudu	N/A	7.6	—	—	7.6	7.6	—	—	7.6
Other Operations	N/A	11.5	—	—	11.5	13.1	—	7.6	5.5
Total goodwill		525.5	—	—	525.5	402.3	—	7.6	394.7
Other intangible assets:
NSM (1)(2)
Customer relationships	8.9	136.2	36.7	3.5	96.0	121.7	19.8	1.4	100.5
Trade names	16	65.4	8.3	1.0	56.1	61.9	5.3	.4	56.2
Information technology platform	0	3.1	1.4	1.7	—	3.9	1.4	.6	1.9
Renewal rights	12	82.5	4.9	—	77.6	82.5	.7	—	81.8
Other	3.4	1.7	1.0	—	.7	1.7	.7	—	1.0
Subtotal		288.9	52.3	6.2	230.4	271.7	27.9	2.4	241.4
Kudu
Trade names	7	2.2	.6	—	1.6	2.2	.2	—	2.0
Other Operations
Trade names	9.6	3.6	.3	—	3.3	1.7	.5	.2	1.0
Customer relationships	10.7	14.2	1.4	—	12.8	7.2	.4	—	6.8
Information technology platform	5	—	—	—	—	.5	.3	.2	—
Insurance licenses	N/A	8.6	—	—	8.6	8.6	—	—	8.6
Other	5.4	.3	.1	—	.2	.2	—	—	.2
Subtotal		26.7	1.8		24.9	18.2	1.2	.4	16.6
Total other intangible assets		317.8	54.7	6.2	256.9	292.1	29.3	2.8	260.0
Total goodwill and other intangible assets		$843.3	$54.7	$6.2	782.4	$694.4	$29.3	$10.4	656.7
Goodwill and other intangible assets attributed to non-controlling interests					(28.1)				(23.4)
Goodwill and other intangible assets included in White Mountains’s common shareholders’ equity					$754.3				$631.3
(1) During 2020, NSM’s goodwill and intangible assets includes $13.4 and $1.6 of the effect of foreign currency translation. During 2019, NSM’s goodwill and intangible assets includes $1.8 and $0.7 of the effect of foreign currency translation.
(2) The attribution of acquisition date fair value estimates between goodwill and other intangible assets for Kingsbridge was completed during 2020.The attribution of acquisition date fair value estimates between goodwill and other intangible assets for KBK was completed during 2019.

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
The following table presents a summary of the acquisition date fair values of goodwill and other intangible assets for acquisitions completed during 2020 and 2019:

$ in Millions
Acquisition of Subsidiary/ Asset	Goodwill and Other Intangible Assets (1)	Acquisition Date
Embrace(2)	$67.6	April 1, 2019
Renewal Rights (3)	82.5	June 28, 2019
Kingsbridge	131.7	April 7, 2020
Total NSM segment	$281.8
Kudu Transaction	$9.8	April 4, 2019
Other Operations	$38.1	Various
(1) Acquisition date fair values include the effect of adjustments during the measurement period and excludes the effect of foreign currency translation subsequent to the acquisition date.
(2) Excludes $3.4 of software classified within other assets.
(3) NSM’s purchase of the Renewal Rights from AIG was an asset acquisition.

On at least an annual basis beginning no later than the interim period included in the one-year anniversary of an acquisition, White Mountains evaluates goodwill for potential impairment.
During 2020, White Mountains recognized impairments of other intangible assets of $6.2 million related to Fresh Insurance. The impairments related to lower premium volumes, including due to the impact of the COVID-19 pandemic, and certain reorganization initiatives at Fresh Insurance. During 2020, White Mountains performed its periodic reviews for potential impairment, including a quantitative review of the goodwill associated with NSM. During 2019, White Mountains recognized an impairment of other intangible assets of $2.4 million related to Fresh Insurance and impairments of goodwill and other intangible assets of $7.6 million and $0.4 million, respectively, related to Other Operations. During 2020 and 2019, White Mountains concluded that there was no impairment of the goodwill associated with NSM. During 2018, there were no impairments of goodwill and other intangible assets. Impairment charges are presented within general and administrative expenses for the segments affected on the statement of operations.

The following table presents the change in goodwill and other intangible assets:

	December 31,
	2020			2019
Millions	Goodwill	Other Intangible Assets	Total Goodwill and Other Intangible Assets	Goodwill	Other Intangible Assets	Total Goodwill and Other Intangible Assets
Beginning balance	$394.7	$260.0	$654.7	$379.9	$157.6	$537.5
Acquisitions of businesses (1)	140.0	—	140.0	64.8	34.6	99.4
Acquisition of collector car renewal rights	—	—	—	—	82.5	82.5
Dispositions of businesses (2)	—	—	—	(18.3)	(23.5)	(41.8)
Attribution of acquisition date fair value estimates between goodwill and other intangible assets (3)	(23.2)	23.2	—	(26.8)	26.8	—
Impairments (4)	—	(6.2)	(6.2)	(7.6)	(2.8)	(10.4)
Measurement period adjustments(5)	.6	6.6	7.2	.9	5.9	6.8
Foreign currency translation	13.4	1.6	15.0	1.8	.7	2.5
Amortization	—	(28.3)	(28.3)	—	(21.8)	(21.8)
Ending balance	$525.5	$256.9	$782.4	$394.7	$260.0	$654.7
(1) During 2020, amounts include acquisitions of Kingsbridge and Other Operations. During 2019, amounts include acquisitions related to Kudu, Other Operations and Embrace.
(2) Dispositions relate to the 2019 MediaAlpha Transaction. See Note 2 — “Significant Transactions”.
(3)     The determination of the relative fair values of goodwill and other intangible assets recognized in connection with the acquisition of Kingsbridge and Other Operations were completed in 2020. The determination of the relative fair values of goodwill and other intangible assets recognized in connection with the acquisition of KBK was completed in 2019.
(4) In 2020, impairments relate to NSM’s UK vertical. In 2019, impairments of $7.6 and $0.4 of goodwill and other intangible assets relate to Other Operations and $2.4 of impairments to other intangible assets relate to NSM’s UK vertical.
(5)     Measurement period adjustments relate to updated information about acquisition date fair values of assets acquired and liabilities assumed. During 2020, adjustments primarily relate to contingent considerations of $4.1 in connection with the acquisition of Kingsbridge. During 2019, $5.9 in connection with the acquisition of KBK.

Amortization expense was $28.3 million, $21.8 million and $18.8 million for the years ended December 31, 2020, 2019 and 2018.
White Mountains expects to recognize amortization expense in each of the next five years as the following table presents:

Millions	Amortization Expense
2021	$36.3
2022	35.2
2023	34.1
2024	28.6
2025 and years after	114.1
Total (1)	$248.3
(1) Excludes indefinite-lived intangible assets of $8.6.

Note 5. Debt

The following table presents White Mountains’s debt outstanding as of December 31, 2020 and 2019:

	December 31,	Effective		December 31,	Effective
$ in Millions	2020	Rate		2019	Rate (1)
NSM Bank Facility	$277.4	7.5%	(1)	$221.3	7.5%	(1)
Unamortized issuance cost	(6.1)			(3.9)
NSM Bank Facility, carrying value	271.3			217.4
Other NSM debt	1.3	2.5%		1.8	3.0%
Kudu Bank Facility	89.2	8.3%		57.0	8.3%
Unamortized issuance cost	(2.9)			(3.4)
Kudu Bank Facility, carrying value	86.3			53.6
Other Operations debt	18.0	7.4%		11.1	8.3%
Unamortized issuance cost	(.5)			(.4)
Other Operations debt, carrying value	17.5			10.7
Total debt	$376.4			$283.5
(1) Effective rate includes the effect of the amortization of debt issuance costs and excludes the effect of the interest rate swap on the hedged portion of the debt. The weighted average interest rate for the years ended December 31, 2020 and 2019, excluding the effect of the amortization of debt issuance costs, was 7.0% and 7.0%. The weighted average interest rate for the years ended December 31, 2020 and 2019 on the total NSM Bank Facility including both the effect of the amortization of debt issuance costs and the effect of the interest rate swap was 8.4% and 8.1%.

The following table presents a schedule of contractual repayments of White Mountains’s debt as of December 31, 2020:

Millions	December 31, 2020
Due in one year or less	$4.5
Due in two to three years	12.2
Due in four to five years	106.0
Due after five years	263.3
Total	$386.0

NSM Bank Facility

On April 7, 2020, NSM amended its secured credit facility (the “NSM Bank Facility”) with Ares Capital Corporation in connection with the acquisition of Kingsbridge. Under the amendment, the total commitment increased from $234.0 million, comprised of term loans of $224.0 million and a revolving credit loan of $10.0 million, to $291.4 million, comprised of term loans of $276.4 million, including £42.5 million (approximately $52.4 million based upon the foreign exchange spot rate as of the date of the transaction) in a GBP term loan, and a revolving credit loan commitment of $15.0 million. The term loans under the NSM Bank Facility mature on May 11, 2026, and the revolving loan matures on November 11, 2025.
Under GAAP, if the terms of a debt instrument are amended, unless there is greater than 10% change in the expected discounted future cash flows of such instrument, the instrument’s carrying value does not change. White Mountains has determined that the impact of the changes to the terms of the NSM Bank Facility on the expected discounted future cash flows was less than 10%.

Interest on the NSM Bank Facility accrues at a floating interest rate equal to the three-month LIBOR plus an applicable margin. In connection with the amendment, the reference rates for USD denominated borrowings increased. The USD-LIBOR rate floor increased to 1.25% and the margin over USD-LIBOR increased from a range of 4.25% to 4.75% to a range of 5.50% to 6.00%. For GBP denominated borrowings, the GBP-LIBOR rate floor is 1.25% and the margin over GBP-LIBOR ranges from 6.00% to 6.50%. The margins over the reference interest rates vary within the range depending on the consolidated total leverage ratio of NSM.
The following table presents the change in debt under the NSM Bank Facility for the years ended December 31, 2020 and 2019:

Millions	Year Ended December 31,
NSM Bank Facility	2020	2019
Beginning balance	$221.3	$180.4
Term loans
Borrowings (1)	52.4	42.9
Repayments	(2.0)	(2.0)
Foreign currency translation	5.7	—
Revolving credit loan
Borrowings	—	6.5
Repayments	—	(6.5)
Ending balance	$277.4	$221.3
(1) Borrowings for the year ended December 31, 2020 included $52.4 for the funding of the acquisition of Kingsbridge. Borrowings for the year ended December 31, 2019 included $20.4 and $22.5 for the funding of the acquisitions of Embrace and the Renewal Rights.

As of December 31, 2020, the term loans had an outstanding balance of $277.4 million, including £42.5 million (approximately $58.1 million based upon the foreign exchange spot rate as of December 31, 2020) in a GBP term loan, and the revolving credit loan was undrawn.
On June 15, 2018, NSM entered into an interest rate swap agreement to hedge its exposure to interest rate risk on $151.0 million of its USD denominated variable rate term loans.
As of December 31, 2020, $147.6 million of the outstanding term loans were hedged by the swap and $129.8 million of the outstanding term loans were unhedged. For the twelve months ended December 31, 2020, the weighted average effective interest rate on the outstanding term loans that were hedged, including the effect of the amortization of debt issuance costs and the effect of the interest rate swap, was 9.0%, and the weighted average effective interest rate on the outstanding term loans that were unhedged, including the effect of the amortization of debt issuance costs, was 7.6%. For the twelve months ended December 31, 2020, the weighted average interest rate on the total NSM Bank Facility, including the effect of the amortization of debt issuance costs and the effect of the interest rate swap, was 8.4%.
The NSM Bank Facility is secured by all property of the loan parties and contains various affirmative, negative and financial covenants that White Mountains considers to be customary for such borrowings, including a maximum consolidated total leverage ratio covenant.

Other NSM Debt

NSM also has a secured term loan related to its U.K. vertical. As of December 31, 2020, the secured term loan had an outstanding balance of $1.3 million and a maturity date of December 31, 2022.

Kudu Bank Facility

On December 23, 2019, Kudu entered into a secured credit facility (the “Kudu Bank Facility”) with Monroe Capital Management Advisors, LLC to provide funding for distributions to unitholders and fund new investments and related transaction expenses. As of December 31, 2020, the Kudu Bank Facility has a maximum borrowing capacity of $124.0 million, which is comprised of a revolving credit loan commitment of $5.0 million, an initial term loan of $57.0 million and a delayed-draw term loan of $62.0 million. The term loans and revolving credit loans, under the Kudu Bank Facility, mature in 2025. During 2020, Kudu borrowed $32.2 million in term loans under the Kudu Bank Facility and made no repayments. During 2019, Kudu borrowed $57.0 million in term loans under the Kudu Bank Facility and made no repayments. As of December 31, 2020, the term loans had an outstanding balance of $89.2 million and the revolving credit loan was undrawn.
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

Other Operations Debt

As of December 31, 2020, debt in White Mountains’s Other Operations segment consisted of two secured credit facilities. The first credit facility has a maximum borrowing capacity of $16.3 million, which is comprised of a term loan of $11.3 million, a delayed-draw term loan of $3.0 million and a revolving credit loan commitment of $2.0 million, all with a maturity date of March 12, 2024. During 2020, White Mountains’s Other Operations segment made no borrowings and made repayments of $2.0 million on the term loans under the first credit facility. During 2019, the first credit facility had no borrowings and made repayments of $0.2 million on the term loans. As of December 31, 2020, the term loans had an outstanding balance of $9.1 million and the revolving credit loan was undrawn. The second credit facility has a maximum borrowing capacity of $15.0 million, which is comprised of a term loan of $9.0 million, a delayed-draw term loan of $4.0 million and a revolving credit loan commitment of $2.0 million, all with a maturity date of July 2, 2025. During 2020, White Mountains’s Other Operations segment had no borrowings and made repayments of $0.1 million on the term loans under the second credit facility. As of December 31, 2020, the term loans had an outstanding balance of $8.9 million and the revolving credit loan was undrawn.

Compliance

As of December 31, 2020, White Mountains was in compliance in all material respects with all of the covenants under all of its debt facilities.

Interest

Total interest expense incurred by White Mountains for its indebtedness was $29.5 million, $17.6 million and $9.5 million for the periods ended December 31, 2020, 2019 and 2018. Total interest paid by White Mountains for its indebtedness was $27.0 million, $16.3 million, and $8.8 million for the twelve months ended December 31, 2020, 2019 and 2018.

Note 6. Income Taxes
The Company and its Bermuda-domiciled subsidiaries are not subject to Bermuda income tax under current Bermuda law. In the event there is a change in the current law such that taxes are imposed, the Company and its Bermuda-domiciled subsidiaries would be exempt from such tax until March 31, 2035, pursuant to the Bermuda Exempted Undertakings Tax Protection Act of 1966. The Company has subsidiaries and branches that operate in various other jurisdictions around the world and are subject to tax in the jurisdictions in which they operate.  As of December 31, 2020, the jurisdictions in which the Company’s subsidiaries and branches were subject to tax were Barbados, Ireland, Israel, Luxembourg, the United Kingdom and the United States.
The following table presents the total income tax (expense) benefit for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
Millions	2020	2019	2018
Current income tax (expense):
U.S. federal	$(10.4)	$.9	$(.1)
State	(4.2)	(3.7)	(1.4)
Non-U.S.	(1.1)	(1.7)	(2.9)
Total current income tax (expense)	(15.7)	(4.5)	(4.4)
Deferred income tax benefit (expense):
U.S. federal	23.2	(14.9)	8.3
State	10.3	(10.4)	—
Non-U.S.	2.7	.5	.1
Total deferred income tax benefit (expense)	36.2	(24.8)	8.4
Total income tax benefit (expense)	$20.5	$(29.3)	$4.0

Effective Rate Reconciliation

The following table presents a reconciliation of taxes calculated for 2020, 2019 and 2018 using the 21% U.S. federal statutory rate U.S. federal statutory rate (the tax rate at which the majority of White Mountains’s worldwide operations are taxed) to the income tax (expense) benefit on pre-tax income (loss):

	Year Ended December 31,
Millions	2020	2019	2018
Tax (expense) benefit at the U.S. statutory rate	$(135.5)	$(85.1)	$37.4
Differences in taxes resulting from:
Reorganization	130.5	—	—
Non-U.S. earnings, net of foreign taxes	78.4	27.1	(2.9)
Change in valuation allowance	(29.2)	63.6	(31.0)
State taxes	(8.5)	(17.5)	4.0
Withholding tax	(5.0)	(1.6)	(2.7)
Member’s surplus contributions	(4.8)	(3.6)	(2.6)
Tax rate changes	2.7	(5.7)	1.7
Tax reserve adjustments	1.9	(.7)	(.8)
Officer compensation	(1.1)	—	—
Tax exempt interest and dividends	.8	1.1	.6
Other, net	(9.7)	(6.9)	.3
Total income tax benefit (expense) on pre-tax income (loss)	$20.5	$(29.3)	$4.0

The non-U.S. component of pre-tax income (loss) was $327.8 million, $100.4 million and $(30.1) million for the years ended December 31, 2020, 2019 and 2018. The reorganization benefit resulted from the release of a deferred tax liability following an internal reorganization completed in connection with the MediaAlpha IPO.

Tax Payments and Receipts

Net income tax payments (primarily to the United States) totaled $16.2 million, $3.7 million, and $3.5 million for the years ended December 31, 2020, 2019 and 2018.

Deferred Tax Assets and Liabilities

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for tax purposes.
The following table presents an outline of the significant components of White Mountains’s U.S. federal, state and non-U.S. deferred tax assets and liabilities:

	December 31,
Millions	2020	2019
Deferred tax assets related to:
U.S. federal and state net operating and capital loss carryforwards	$79.6	$92.3
Non-U.S. net operating loss carryforwards	50.5	41.7
Incentive compensation	17.5	15.0
Accrued interest	7.9	5.1
Deferred acquisition costs	5.5	4.3
Tax credit carryforwards	5.5	4.2
Other items	1.3	3.4
Total gross deferred tax assets	167.8	166.0
Less: valuation allowances	97.4	77.9
Total net deferred tax assets	70.4	88.1
Deferred tax liabilities related to:
Member’s surplus contributions	52.9	43.2
Investment basis difference	11.8	6.6
Purchase accounting	5.1	3.1
Net unrealized investment gains	.3	66.3
Other items	2.8	1.5
Total deferred tax liabilities	72.9	120.7
Net deferred tax (liability)	$(2.5)	$(32.6)

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
Of the $97.4 million valuation allowance as of December 31, 2020, $46.5 million related to deferred tax assets on net operating losses in U.S. subsidiaries and other federal and state deferred tax benefits, $26.8 million related to deferred tax assets on net operating losses and net investment unrealized gains and losses in Luxembourg subsidiaries, $20.0 million related to net operating losses and other deferred tax benefits in Israeli subsidiaries and $4.1 million related to net operating losses and other deferred tax benefits in U.K. subsidiaries. Of the $77.9 million valuation allowance as of December 31, 2019, $34.9 million related to deferred tax assets on net operating losses in U.S. subsidiaries and other federal and state deferred tax benefits, $22.6 million related to deferred tax assets on net operating losses and net investment unrealized gains and losses in Luxembourg subsidiaries, $17.3 million related to net operating losses in Israeli subsidiaries and $3.1 million related to net operating losses and other deferred tax benefits in U.K. subsidiaries.

United States
In 2020, White Mountains recorded income tax expense of $14.9 million to establish a full valuation allowance on the deferred tax assets of WM Lincoln, Inc. and subsidiaries (“WM Lincoln”) as White Mountains management is unsure they will generate sufficient taxable income to utilize the deferred tax assets. WM Lincoln includes WM Lafayette Holdings, Inc., WM Capital, WM Advisors and certain other entities and investments that are included in the Other Operations segment.
During 2019, White Mountains recorded income tax benefit of $63.2 million to release a valuation allowance against deferred tax assets of Guilford Holdings, Inc. and subsidiaries (“Guilford”), which included Kudu, White Mountains’s investment in MediaAlpha, WM Capital, WM Advisors and certain other entities and investments that are included in the Other Operations segment. Guilford recorded the tax benefit in 2019 due to a release of the full valuation allowance from 2018.
During 2020 and 2019, White Mountains recorded income tax expense (benefit) of $4.5 million and $(4.5) million to reflect the increase and decrease of the valuation allowance on net deferred tax assets of BAM. In the first quarter of 2020, White Mountains adopted ASU 2019-12, simplifying the Accounting for Income Taxes (ASC 740) (“ASU 2019-12”). For periods subsequent to the adoption of ASU 2019-12, White Mountains records both the tax expense related to BAM’s MSC and the related changes in valuation allowance on such taxes directly through non-controlling interest equity. Prior to the adoption of ASU 2019-12, White Mountains recorded the tax expense related to BAM’s MSC to non-controlling interest equity, while the change in valuation allowance on such taxes was recorded through the income statement. During 2020 and 2019, BAM had income included in equity due to MSC that was available to offset its loss from continuing operations. In 2019, BAM recorded an income tax benefit related to MSC of $10.5 million in continuing operations, with an offsetting tax expense in paid-in surplus. In 2020, based on the adoption of ASU 2019-12, BAM recorded both the income tax benefit on MSC of $9.7 million and the offsetting expense in paid-in surplus. During 2020 and 2019, BAM continued to have a full valuation allowance recorded against its net deferred tax assets, as White Mountains management is unsure it will generate sufficient taxable income to utilize the deferred tax assets.
During 2020 and 2019, White Mountains recorded income tax expense of $1.9 million and $0.1 million to establish a valuation allowance against a deferred tax asset related to foreign tax credits at White Mountains Catskill Holdings, Inc., as White Mountains management is unsure it will generate sufficient taxable income to utilize the deferred tax asset.

Non-U.S. Jurisdictions
During 2020 and 2019, White Mountains recorded income tax expense of $4.2 million and $1.1 million to establish a valuation allowance against most of the deferred tax assets which primarily relate to losses on the write-down of foreign subsidiaries and the unrealized losses on investments held in Luxembourg-domiciled subsidiaries.
During 2020 and 2019, White Mountains recorded income tax expense of $2.7 million and $1.6 million to establish a full valuation allowance against deferred tax assets at certain Israel-domiciled subsidiaries, as White Mountains management does not currently anticipate sufficient taxable income to utilize the deferred tax assets.
During 2020 and 2019, White Mountains recorded income tax expense of $1.0 million and $1.3 million to establish a full valuation allowance against deferred tax assets at certain U.K. subsidiaries, as White Mountains management does not currently anticipate sufficient taxable income to utilize the deferred tax assets.

Net Operating Loss and Capital Loss Carryforwards

The following table presents net operating loss and capital loss carryforwards as of December 31, 2020, the expiration dates and the deferred tax assets thereon:

	December 31, 2020
Millions	United States	Luxembourg	United Kingdom	Israel	Total
2020-2024	$—	$—	$—	$—	$—
2025-2029	—	—	—	—	—
2030-2039	250.7	73.2	—	—	323.9
No expiration date	118.4	31.0	25.9	85.2	260.5
Total	$369.1	$104.2	$25.9	$85.2	$584.4
Gross deferred tax asset	$77.5	$26.0	$4.9	$19.6	$128.0
Valuation allowance	(66.8)	(25.9)	(3.3)	(19.6)	(115.6)
Net deferred tax asset	$10.7	$.1	$1.6	$—	$12.4

As of December 31, 2020, there are U.S. foreign tax credit carryforwards available of $5.5 million, which begin to expire in 2028.

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
The following table presents a reconciliation of the beginning and ending amount of unrecognized tax benefits from 2018 to 2020:

Millions	Permanent Differences (1)	Temporary Differences (2)	Interest and Penalties (3)	Total
Balance at December 31, 2017	$.3	$—	$—	$.3
Changes in prior year tax positions	.8	—	—	.8
Balance at December 31, 2018	1.1	—	—	1.1
Changes in prior year tax positions	1.3	—	—	1.3
Balance at December 31, 2019	2.4	—	—	2.4
Changes in prior year tax positions	.1	—	—	.1
Tax positions taken during the current year	.1	—	—	.1
Reorganization	(2.6)	—	—	(2.6)
Balance at December 31, 2020	$—	$—	$—	$—
(1)Represents the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate.
(2)Represents the amount of unrecognized tax benefits that, if recognized, would create a temporary difference between the reported amount of an item in White Mountains’s Consolidated Balance Sheet and its tax basis.
(3)Net of tax benefit.

White Mountains classifies all interest and penalties on unrecognized tax benefits as part of income tax expense. During the years ended December 31, 2020, 2019 and 2018, White Mountains did not recognize any net interest (income) expense. There was no accrued interest as of December 31, 2020 and 2019.

Tax Examinations

With few exceptions, White Mountains is no longer subject to U.S. federal, state, or non-U.S. income tax examinations by tax authorities for years before 2015.

Note 7. Derivatives

NSM Interest Rate Swap

On June 15, 2018, NSM entered into an interest rate swap agreement to hedge its exposure to interest rate risk on $151.0 million of its USD denominated variable rate term loans under the NSM Bank Facility. Under the terms of the swap agreement, NSM pays a fixed-rate of 2.97% and receives a variable rate, which is reset monthly, based on the then-current USD-LIBOR. As of December 31, 2020, the variable rate received by NSM under the swap agreement was 1.00%. Over the term of the swap, the notional amount decreases in accordance with the principal repayments NSM expects to make on its term loans.
As of December 31, 2020, $147.6 million of the outstanding term loans were hedged by the swap. For the twelve months ended December 31, 2020, the weighted average effective interest rate on the outstanding term loans that were hedged, including the effect of the amortization of debt issuance costs and the effect of the interest rate swap, was 9.0%.
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
For the twelve months ended December 31, 2020 and 2019, White Mountains recognized net interest expense of $2.5 million and $1.1 million for the periodic net settlement payments on the swap. As of December 31, 2020 and December 31, 2019, the estimated fair value of the swap and the accrual of the periodic net settlement payments recorded in other liabilities was $8.2 million and $6.6 million. There was no ineffectiveness in the hedge for the years ended December 31, 2020 and December 31, 2019. For the twelve months ended December 31, 2020 and 2019, the $(1.6) million and $(3.9) million change in the fair value of the swap is included within White Mountains’s accumulated other comprehensive income (loss).

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
NSM paid total initial premiums of approximately $0.1 million for the interest rate caps. Under the terms of the interest rate cap agreements, if the current GBP-LIBOR at the measurement date exceeds 1.25%, NSM will receive payments from the counterparty equal to the then-current GBP-LIBOR rate, less the 1.25% cap rate. As of December 31, 2020, the GBP-LIBOR rate was 0.03%.
NSM accounts for the interest rate caps as derivatives at fair value, with changes in fair value recognized in current period earnings within interest expense. For the twelve months ended December 31, 2020, White Mountains recognized a change in fair value of $(0.1) million on the interest rate caps within interest expense. As of December 31, 2020, the estimated fair value of the caps recorded in other assets was less than $0.1 million.

Note 8. Municipal Bond Guarantee Insurance

HG Global was established to fund the startup of BAM, a newly formed mutual municipal bond insurer, and, through HG Re, to provide up to 15%-of-par, first loss reinsurance protection for policies underwritten by BAM. At inception in 2012, HG Global was capitalized with $594.5 million from White Mountains and $14.5 million from non-controlling interests. HG Global, together with its subsidiaries, provided the initial capitalization of BAM through the purchase of $503.0 million of BAM Surplus Notes. As of December 31, 2020, White Mountains owned 96.9% of HG Global’s preferred equity and 88.4% of its common equity.

Reinsurance Treaties

FLRT
BAM is a party to a first loss reinsurance treaty (“FLRT”) with HG Re under which HG Re provides first loss protection up to 15%-of-par outstanding on each municipal bond insured by BAM. For capital appreciation bonds, par is adjusted to the estimated equivalent par value for current interest paying bonds. In return, BAM cedes up to 60% of the risk premium charged for insuring the municipal bond, which is net of a ceding commission. The FLRT is a perpetual agreement, with an initial term through the end of 2022.

Fidus Re
In addition to the FLRT, BAM is party to a collateralized financial guarantee excess of loss reinsurance agreement that serves to increase BAM’s claims paying resources and is provided by Fidus Re, Ltd. (“Fidus Re”), a Bermuda based special purpose insurer created in 2018 solely to provide reinsurance protection to BAM. Fidus Re was capitalized by the issuance of $100.0 million of insurance linked securities. The proceeds from issuance were placed in a collateral trust supporting Fidus Re’s obligations to BAM. The insurance linked securities were issued by Fidus Re with an initial term of 12 years and are callable five years after the date of issuance. Fidus Re reinsures 90% of aggregate losses exceeding $165.0 million on a portion of BAM’s financial guarantee portfolio (the “Covered Portfolio”) up to a total reimbursement of $100.0 million. The Fidus Re agreement does not provide coverage for losses in excess of $276.1 million. The Covered Portfolio consists of approximately 42% of BAM’s portfolio of financial guaranty policies issued through December 31, 2020. The agreement is accounted for using deposit accounting and any related financing expenses are recorded in general and administrative expenses as the agreement does not meet the risk transfer requirements necessary to be accounted for as reinsurance.

XOLT
In January 2020, BAM entered into an excess of loss reinsurance agreement (the “XOLT”) with HG Re. Under the XOLT, HG Re provides last dollar protection for exposures on municipal bonds insured by BAM in excess of NYDFS single issuer limits. The XOLT is subject to an aggregate limit equal to the lesser of $75.0 million or the assets held in the Supplemental Trust at any point in time. The agreement is accounted for using deposit accounting and any related financing expenses are recorded in general and administrative expenses as the agreement does not meet the risk transfer requirements necessary to be accounted for as reinsurance.

Collateral Trusts

HG Re’s obligations under the FLRT are limited to the assets in two collateral trusts: a Regulation 114 Trust and a supplemental collateral trust (the “Supplemental Trust” and together with the Regulation 114 Trust, the “Collateral Trusts”).  Losses required to be reimbursed under the FLRT are subject to an aggregate limit equal to the assets held in the Collateral Trusts at any point in time.
At inception, the Supplemental Trust contained the original $300.0 million of Series B Notes and $100.0 million of cash and fixed income securities.  During 2017, in order to further support BAM’s long-term capital position and business prospects, HG Global agreed to contribute the original $203.0 million of Series A Notes into the Supplemental Trust. In connection with the contribution, the Series A Notes were merged into the Series B Notes.
On a monthly basis, BAM deposits cash equal to ceded premiums, net of ceding commissions, due to HG Re under the FLRT directly into the Regulation 114 Trust.  The Regulation 114 Trust target balance is equal to gross ceded unearned premiums and unpaid ceded loss and LAE expenses, if any.  If, at the end of any quarter, the Regulation 114 Trust balance is below the target balance, funds will be withdrawn from the Supplemental Trust and deposited into the Regulation 114 Trust in an amount equal to the shortfall.  If, at the end of any quarter, the Regulation 114 Trust balance is above 102% of the target balance, funds will be withdrawn from the Regulation 114 Trust and deposited into the Supplemental Trust.  The Regulation 114 Trust balance as of December 31, 2020 and 2019 was $222.8 million and $190.3 million.

The Supplemental Trust target balance is $603.0 million, less the amount of cash and securities in the Regulation 114 Trust in excess of its target balance (the “Supplemental Trust Target Balance”).  If, at the end of any quarter, the Supplemental Trust balance exceeds the Supplemental Trust Target Balance, such excess may be distributed to HG Re.  The distribution will be made first as an assignment of accrued interest on the BAM Surplus Notes and second in cash and/or fixed income securities.  As the BAM Surplus Notes are repaid over time, the BAM Surplus Notes will be replaced in the Supplemental Trust by cash and fixed income securities. The Supplemental Trust balance as of December 31, 2020 and 2019 was $604.3 million and $596.4 million.
As of December 31, 2020 and 2019, the Collateral Trusts held assets of $827.1 million and $786.7 million, which included $434.5 million and $321.6 million of cash and investments, $388.2 million and $457.6 million of BAM Surplus Notes and $4.4 million and $7.5 million of interest receivable on the BAM Surplus Notes.

BAM Surplus Notes

Through 2024, the interest rate on the BAM Surplus Notes is a variable rate equal to the one-year U.S. Treasury rate plus 300 basis points, set annually. During 2021, the interest rate on the BAM Surplus Notes will be 3.1%. Beginning in 2025, the interest rate will be fixed at the higher of the then current variable rate or 8.0%. BAM is required to seek regulatory approval to pay interest and principal on the BAM Surplus Notes only to the extent that its remaining qualified statutory capital and other capital resources continue to support its outstanding obligations, its business plan and its “AA/stable” rating from Standard & Poor’s. No payment of principal or interest on the BAM Surplus Notes may be made without the approval of the NYDFS.
Under GAAP, if the terms of a debt instrument are amended, unless there is greater than a 10% change in the expected discounted future cash flows of such instrument, the instrument’s carrying value does not change. White Mountains has determined that the impact of the changes to the terms of the BAM Surplus Notes on the expected discounted future cash flows was less than 10%.
In December 2020, BAM made a $30.1 million cash payment of principal and interest on the BAM Surplus Notes held by HG Global. Of this payment, $21.5 million was a repayment of principal held in the Supplemental Trust, $0.2 million was a payment of accrued interest held inside the Supplemental Trust and $8.4 million was a payment of accrued interest held outside the Supplemental Trust.
In January 2020, BAM made a one-time $65 million cash payment of principal and interest on the BAM Surplus Notes held by HG Global. Of this payment, $47.9 million was a repayment of principal held in the Supplemental Trust, $0.9 million was a payment of accrued interest held inside the Supplemental Trust and $16.2 million was a payment of accrued interest held outside the Supplemental Trust.
In December 2019, BAM made a $32.0 million cash payment (which included a one-time $10.0 million cash payment) of principal and interest on the BAM Surplus Notes held by HG Global. Of this payment, $23.7 million was a repayment of principal held in the Supplemental Trust, $0.3 million was a payment of accrued interest held in the Supplemental Trust and $8.0 million was a payment of accrued interest held outside the Supplemental Trust.
As of December 31, 2020 and 2019, total interest receivable on the BAM Surplus Notes was $155.7 million and $162.7 million.

Insured Obligations and Premiums

The following table presents a schedule of BAM’s insured obligations as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Contracts outstanding	10,997	8,987
Remaining weighted average contract period (in years)	10.7	10.7
Contractual debt service outstanding (in millions):
Principal	$75,287.7	$62,250.5
Interest and capital appreciation	36,448.8	31,799.7
Total debt service outstanding	$111,736.5	$94,050.2

Gross unearned insurance premiums	$237.5	$198.4

The following table presents a schedule of BAM’s future premium revenues as of December 31, 2020:

Millions	December 31, 2020
January 1, 2021 - March 31, 2021	$5.6
April 1, 2021 - June 30, 2021	5.5
July 1, 2021 - September 30, 2021	5.5
October 1, 2021 - December 31, 2021	5.4
22.0
2022	20.9
2023	19.8
2024	18.3
2025	17.0
2026 and thereafter	139.5
Total gross unearned insurance premiums	$237.5

The following table presents a schedule of written premiums and earned premiums included in White Mountains’s HG Global/BAM segment for the years ended December 31, 2020, 2019 and 2018:

Millions	December 31, 2020	December 31, 2019	December 31, 2018
Written premiums:
Direct	$61.5	$28.1	$44.8
Assumed	.2	10.6	8.1
Gross written premiums	$61.7	$38.7	$52.9
Earned premiums:
Direct	$19.4	$13.6	$13.6
Assumed	3.4	2.7	.3
Gross earned premiums	$22.8	$16.3	$13.9

In September 2019, BAM entered into facultative quota share reinsurance agreements under which it assumed a portfolio of municipal bond guarantee contracts with a par value of $1.1 billion. In the second quarter of 2020, BAM assumed an additional municipal bond guarantee contract with a par value of $36.9 million through an endorsement to the facultative quota share reinsurance agreement.
In November 2018, BAM entered into a 100% quota share facultative reinsurance agreement under which it assumed a portfolio of municipal bond guarantee contracts with a par value of $2.2 billion.
None of the contracts assumed under these reinsurance agreements were non-performing and no loss reserves have been established for any of the contracts, either as of the transaction dates or as of December 31, 2020. The agreements, which cover future claims exposure only, meets the risk transfer criteria under ASC 944-20, Insurance Activities and accordingly has been accounted for as reinsurance.

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
The following table presents the Company’s computation of earnings per share from continuing operations for the years ended December 31, 2020, 2019 and 2018. See Note 19 — “Held for Sale and Discontinued Operations”.

	Year Ended December 31,
	2020	2019	2018
Basic and diluted earnings per share numerators (in millions):
Net income (loss) attributable to White Mountains’s common shareholders	$708.7	$414.5	$(141.2)
Less: total (loss) income from discontinued operations, net of tax	(2.3)	.8	(17.2)
Net income (loss) from continuing operations attributable to White Mountains’s common shareholders	711.0	413.7	(124.0)
Allocation of (earnings) losses to participating restricted common shares(1)	(9.3)	(5.3)	1.4
Basic and diluted earnings (losses) per share numerators	$701.7	$408.4	$(122.6)
Basic earnings per share denominators (in thousands):
Total average common shares outstanding during the period	3,122.2	3,181.6	3,382.5
Average unvested restricted common shares(2)	(40.8)	(40.5)	(40.1)
Basic earnings (losses) per share denominator	3,081.4	3,141.1	3,342.4
Diluted earnings per share denominator (in thousands):
Total average common shares outstanding during the period	3,122.2	3,181.6	3,382.5
Average unvested restricted common shares(2)	(40.8)	(40.5)	(40.1)
Diluted earnings (losses) per share denominator	3,081.4	3,141.1	3,342.4
Basic and diluted earnings per share (in dollars) - continuing operations:
Distributed earnings - dividends declared and paid	$1.00	$1.00	$1.00
Undistributed earnings (losses)	226.72	129.02	(37.67)
Basic and diluted earnings (losses) per share	$227.72	$130.02	$(36.67)
(1) Restricted shares issued by White Mountains receive dividends, and therefore, are considered participating securities.
(2) Restricted shares outstanding vest either in equal annual installments or upon a stated date. See Note 10 — “Employee Share-Based Incentive Compensation Plans”.

The following table presents the undistributed net earnings (losses) from continuing operations for the years ended December 31, 2020, 2019 and 2018. See Note 19 — “Held for Sale and Discontinued Operations”.

	Year Ended December 31,
Millions	2020	2019	2018
Undistributed net earnings - continuing operations:
Net income (loss) attributable to White Mountains’s common shareholders, net of restricted common share amounts	$701.7	$408.4	$(122.6)
Dividends declared, net of restricted common share amounts (1)	(3.1)	(3.2)	(3.7)
Total undistributed net earnings (losses), net of restricted common share amounts	$698.6	$405.2	$(126.3)
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
The following table presents performance share activity for the years ended December 31, 2020, 2019 and 2018 for performance shares granted under the WTM Incentive Plan:

	Year Ended December 31,
	2020		2019		2018
$ in Millions	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	42,473	$43.7	40,616	$31.7	50,515	$45.8
Shares paid or expired (1)	(14,070)	(27.7)	(13,715)	(18.1)	(23,186)	(28.4)
New grants	14,055	—	15,600	—	14,105	—
Forfeitures (2)	—	(.4)	(28)	(.1)	(818)	.1
Expense recognized	—	40.7	—	30.2	—	14.2
End of period	42,458	$56.3	42,473	$43.7	40,616	$31.7
(1)WTM performance share payments in 2020 for the 2017-2019 performance cycle, which were paid in March 2020, ranged from 174% to 180% of target. WTM performance share payments in 2019 for the 2016-2018 performance cycle, which were paid in March 2019, ranged from 139% to 166% of target. WTM performance share payments in 2018 for the 2015-2017 performance cycle, which were paid in March 2018, ranged from 145% to 147% of target.
(2)Amounts include changes in assumed forfeitures, as required under GAAP.

During 2020, White Mountains granted 14,055 performance shares for the 2020-2022 performance cycle. During 2019, White Mountains granted 15,600 performance shares for the 2019-2021 performance cycle. During 2018, White Mountains granted 13,450 performance shares for the 2018-2020 performance cycle, 290 performance shares for the 2017-2019 performance cycle and 365 performance shares for the 2016-2018 performance cycle.
For the 2017-2019, 2016-2018 and 2015-2017 performance cycles, all performance shares earned were settled in cash. If the outstanding performance shares had vested on December 31, 2020, the total additional compensation cost to be recognized would have been $28.8 million, based on accrual factors as of December 31, 2020 (common share price and payout assumptions).
The following table presents performance shares outstanding and accrued expense for performance shares awarded under the WTM Incentive Plan as of December 31, 2020 for each performance cycle:

$ in Millions	Target Performance Shares Outstanding	Accrued Expense
Performance cycle:
2020 – 2022	14,055	$9.5
2019 – 2021	15,600	20.7
2018 – 2020	13,450	27.1
Sub-total	43,105	57.3
Assumed forfeitures	(647)	(1.0)
Total	42,458	$56.3

For the 2020-2022 performance cycle, the targeted performance goal for full payment of outstanding performance shares granted under the WTM Incentive Plan to non-investment personnel is 7% average growth in adjusted book value per share and intrinsic value per share. Average growth of 2% or less would result in no payout and average growth of 12% or more would result in a payout of 200%.
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

Restricted Shares

Restricted shares are grants of a specified number of common shares that generally vest at the end of a three-year service period. The following table presents the unrecognized compensation cost associated with the outstanding restricted share awards under the WTM Incentive Plan for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020		2019		2018
$ in Millions	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value
Non-vested,
Beginning of period	43,395	$16.7	41,510	$12.5	53,755	$14.3
Issued	14,055	15.1	15,600	14.5	14,105	11.4
Vested	(14,345)	—	(13,715)	—	(25,381)	—
Forfeited	—	—	—	—	(969)	(.2)
Expense recognized	—	(16.6)	—	(10.3)	—	(13.0)
End of period	43,105	$15.2	43,395	$16.7	41,510	$12.5

During 2020, White Mountains issued 14,055 restricted shares that vest on January 1, 2023. During 2019, White Mountains issued 15,600 restricted shares that vest on January 1, 2022. During 2018, White Mountains issued 13,450 restricted shares that vest on January 1, 2021, 290 restricted shares that vest on January 1, 2020 and 365 restricted shares that vest on January 1, 2019. The unrecognized compensation cost as of December 31, 2020 is expected to be recognized ratably over the remaining vesting periods.

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
On January 1, 2019, White Mountains adopted ASU 2016-02, Leases (ASC 842). See Note 1 — “Basis of Presentation and Significant Accounting Policies” — Basis of Presentation and Significant Accounting Policies. Prior to adoption of ASU 2016-02, White Mountains recognized lease expense for operating leases on a straight-line basis, but did not recognize lease assets or liabilities on its consolidated balance sheet. Upon adoption on January 1, 2019, White Mountains recognized lease ROU assets of $23.2 million and lease liabilities of $23.2 million. As of December 31, 2020, the ROU asset was $37.6 million and lease liabilities were $38.3 million.
The following table summarizes net lease expense recognized in White Mountains’s consolidated statement of operations for the years ended December 31, 2020 and 2019:

Millions Lease Cost	December 31, 2020	December 31, 2019
Lease cost	$7.7	$7.2
Less: sublease income	.4	.4
Net lease cost	$7.3	$6.8

The following table presents the contractual maturities of the lease liabilities associated with White Mountains’s operating lease agreements as of December 31, 2020:

Millions	December 31, 2020
2021	$7.7
2022	7.3
2023	7.1
2024	5.8
2025	5.1
Thereafter	12.2
Total undiscounted lease payments	45.2
Less: present value adjustment	(6.9)
Operating lease liability	$38.3

The following table presents lease related assets and liabilities by reportable segment as of December 31, 2020 and 2019:

	As of December 31, 2020
$ in Millions	HG/BAM	NSM	Kudu	Other Operations	Total	Weighted Average Incremental Borrowing Rate (1)
ROU lease asset	$10.1	$17.1	$2.0	$8.4	$37.6	4.6%
Lease liability	$10.1	$17.1	$2.0	$9.1	$38.3
(1) The present value of the remaining lease payments was determined by discounting the lease payments using the incremental borrowing rate.

	December 31, 2019
$ in Millions	HG/BAM	NSM	Kudu	Other Operations	Total	Weighted Average Incremental Borrowing Rate (1)
ROU lease asset	$10.4	$4.8	$2.3	$5.1	$22.6	4.6%
Lease liability	$10.4	$4.8	$2.3	$5.3	$22.8
(1) The present value of the remaining lease payments was determined by discounting the lease payments using the incremental borrowing rate.

Note 12. Common Shareholders’ Equity and Non-controlling Interests

Common Shares Repurchased and Retired

During the past several years, White Mountains’s board of directors authorized the Company to repurchase its common shares, from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. The repurchase authorizations do not have a stated expiration date. As of December 31, 2020, White Mountains may repurchase an additional 542,517 shares under these board authorizations. In addition, from time to time White Mountains has also repurchased its common shares through tender offers that were separately authorized by its board of directors.
During 2020, the Company repurchased 99,087 common shares for $85.1 million at an average share price of $859, which were comprised of 93,188 common shares repurchased under the board authorizations for $78.5 million at an average share price of $843 and 5,899 common shares repurchased pursuant to employee benefit plans.
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
Common Shares Issued

During 2020, the Company issued a total of 15,745 common shares, which consisted of 14,055 restricted shares issued to key personnel, 1,440 shares issued to directors of the Company and 250 shares issued to MediaAlpha’s management.
During 2019, the Company issued a total of 17,917 common shares, which consisted of 15,600 restricted shares issued to key personnel and 2,317 shares issued to directors of the Company.
During 2018, the Company issued a total of 16,377 common shares, which consisted of 14,105 restricted shares issued to key personnel, 2,272 shares issued to directors of the Company.

Dividends on Common Shares

For the years ended December 31, 2020, 2019 and 2018, the Company declared and paid cash dividends totaling $3.2 million, $3.2 million and $3.8 million (or $1.00 per common share).

Non-controlling Interests
Non-controlling interests consist of the ownership interests of non-controlling shareholders in consolidated entities and are presented separately on the balance sheet.
The following table presents the balance of non-controlling interests included in White Mountains’s total equity and the related percentage of each consolidated entity’s total equity owned by non-controlling shareholders as of December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
$ in Millions	Non-controlling Percentage	Non-controlling Equity	Non-controlling Percentage	Non-controlling Equity
Non-controlling interests, excluding BAM
HG Global	3.1%	$13.5	3.1%	$14.4
NSM	3.4%	17.0	3.6%	14.9
Kudu	.7%	2.3	.9%	2.2
Other	various	2.4	various	(1.6)
Total, excluding BAM		35.2		29.9

BAM	100.0%	(123.3)	100.0%	(146.7)
Total non-controlling interests		$(88.1)		$(116.8)

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

HG Global/BAM

HG Re is a Special Purpose Insurer under Bermuda insurance regulations and is subject to regulation and supervision by the BMA. As of December 31, 2020, HG Re had statutory capital and surplus of $768.1 million. As a Special Purpose Insurer, HG Re has a nominal minimum regulatory capital requirement of $1.
BAM is domiciled in New York and is subject to regulation by the NYDFS. New York financial guarantee insurance law establishes single risk and aggregate limits with respect to insured obligations insured by financial guarantee insurers. BAM’s statutory net loss for the years ended December 31, 2020, 2019 and 2018 was $59.3 million, $38.3 million and $34.6 million. BAM’s members’ surplus, as reported to regulatory authorities as of December 31, 2020, was $324.7 million, which exceeds the minimum members’ surplus necessary for BAM to maintain its New York State financial guarantee insurance license of $66.0 million.

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

HG Global/BAM
As of December 31, 2020, HG Global had $619.0 million face value of preferred shares outstanding, of which White Mountains owned 96.9%. Holders of the HG Global preferred shares receive cumulative dividends at a fixed annual rate of 6.0% on a quarterly basis, when and if declared by HG Global. During 2020, HG Global declared and paid a $23.0 million preferred dividend, of which $22.3 million was paid to White Mountains. As of December 31, 2020, HG Global had accrued $376.6 million of dividends payable to holders of its preferred shares, of which $363.9 million was payable to White Mountains and eliminated in consolidation. As of December 31, 2020, HG Global and its subsidiaries had $2.8 million of cash outside of HG Re.
HG Re is a Special Purpose Insurer subject to regulation and supervision by the BMA, but does not require regulatory approval to pay dividends. However, HG Re’s dividend capacity is limited to amounts held outside of the Collateral Trusts pursuant to the FLRT with BAM. As of December 31, 2020, HG Re had $768.1 million of statutory capital and surplus and $827.1 million of assets held in the Collateral Trusts pursuant to the FLRT with BAM.
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
As of December 31, 2020, the Collateral Trusts held assets of $827.1 million, which included $434.5 million of cash and investments, $388.2 million of BAM Surplus Notes and $4.4 million of interest receivable on the BAM Surplus Notes.
As of December 31, 2020, HG Re had $20.1 million of cash and investments and $114.0 million of accrued interest on the BAM Surplus Notes held outside the Collateral Trusts.
Through 2024, the interest rate on the BAM Surplus Notes is a variable rate equal to the one-year U.S. Treasury rate plus 300 basis points, set annually. During 2021, the interest rate on the BAM Surplus Notes will be 3.1%. Beginning in 2025, the interest rate will be fixed at the higher of the then current variable rate or 8.0%. BAM is required to seek regulatory approval to pay interest and principal on the BAM Surplus Notes only to the extent that its remaining qualified statutory capital and other capital resources continue to support its outstanding obligations, business plan and its “AA/stable” rating from Standard & Poor’s. No payment of principal or interest on the BAM Surplus Notes may be made without the approval of the NYDFS.
In December 2020, BAM made a $30.1 million cash payment of principal and interest on the BAM Surplus Notes held by HG Global. Of this payment, $21.5 million was a repayment of principal held in the Supplemental Trust, $0.2 million was a payment of accrued interest held in the Supplemental Trust and $8.4 million was a payment of accrued interest held outside the Supplemental Trust.
In January 2020, BAM made a one-time $65.0 million cash payment of principal and interest on the BAM Surplus Notes held by HG Global. Of this payment, $47.9 million was a repayment of principal held in the Supplemental Trust, $0.9 million was a payment accrued interest held in the Supplemental Trust and $16.2 million was a payment of accrued interest held outside the Supplemental Trust.
In December 2019, BAM made a $32.0 million cash payment (which included a one-time $10.0 million cash payment) of principal and interest on the BAM Surplus Notes held by HG Global. Of this payment, $23.7 million was a repayment of principal held in the Supplemental Trust, $0.3 million was a payment of accrued interest held in the Supplemental Trust and $8.0 million was a payment of accrued interest held outside the Supplemental Trust.

NSM
During 2020, NSM did not make any distributions to unitholders. As of December 31, 2020, NSM had $48.1 million of net unrestricted cash.

Kudu
In December 2019, Kudu entered into a secured credit facility to provide funding for distributions to unitholders and fund new investments and related transaction expenses. At closing, Kudu drew an initial term loan of $57.0 million to pay transaction expenses and to distribute $53.7 million to unitholders, of which $53.3 million was paid to White Mountains. During 2020, Kudu distributed $4.0 million to unitholders, substantially all of which was paid to White Mountains. As of December 31, 2020, Kudu had $7.8 million of net unrestricted cash and short-term investments.

Other Operations
During 2020, White Mountains paid a $3.2 million common share dividend. As of December 31, 2020, the Company and its intermediate holding companies had $464.2 million of net unrestricted cash, short-term investments and fixed maturity investments, $802.2 million of MediaAlpha common stock and $172.7 million of private equity funds and the ILS Funds.

Note 14. Segment Information

As of December 31, 2020, White Mountains conducted its operations through four segments: (1) HG Global/BAM, (2) NSM, (3) Kudu and (4) Other Operations. In addition, MediaAlpha was consolidated as a reportable segment until the date of the 2019 MediaAlpha Transaction. A discussion of White Mountains’s consolidated investment operations is included after the discussion of operations by segment.
As a result of the Kudu Transaction, White Mountains began consolidating Kudu in its financial statements in the second quarter of 2019. White Mountains’s segment disclosures for the year ended December 31, 2019 include Kudu’s results of operations for the period from April 4, 2019, the date of the Kudu Transaction, to December 31, 2019. See Note 2 — “Significant Transactions”.
As a result of the 2019 MediaAlpha Transaction, White Mountains no longer consolidated MediaAlpha, and consequently it was no longer a reportable segment. White Mountains’s segment disclosures for the year ended December 31, 2019 include MediaAlpha’s results of operations for the period from January 1, 2019 to February 26, 2019, the date of the 2019 MediaAlpha Transaction. See Note 2 — “Significant Transactions”.
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

The following tables present the financial information for White Mountains’s segments:

Millions	HG Global/BAM (1)	NSM	Kudu	Other Operations	Total
Year Ended December 31, 2020
Earned insurance premiums	$22.8	$—	$—	$—	$22.8
Net investment income	19.5	—	29.5	82.0	131.0
Net realized and unrealized investment gains (losses)	23.7	—	15.9	(8.8)	30.8
Net realized and unrealized investment gains from investment in MediaAlpha	—	—	—	686.0	686.0
Advertising and commission revenues (2)	—	232.5	—	8.3	240.8
Other revenues	2.5	52.6	.3	13.9	69.3
Total revenues	68.5	285.1	45.7	781.4	1,180.7
Insurance acquisition expenses	7.0	—	—	—	7.0
Other underwriting expenses	.4	—	—	—	.4
Cost of sales	—	—	—	11.3	11.3
General and administrative expenses	56.4	176.9	11.8	141.9	387.0
Broker commission expense	—	75.3	—	—	75.3
Change in fair value of contingent consideration earnout liabilities	—	(3.3)	—	—	(3.3)
Amortization of other intangible assets	—	26.7	.3	1.3	28.3
Interest expense	—	22.1	6.0	1.4	29.5
Total expenses	63.8	297.7	18.1	155.9	535.5
Pre-tax income (loss)	$4.7	$(12.6)	$27.6	$625.5	$645.2
(1)    BAM manages its affairs on a statutory accounting basis. BAM’s statutory surplus includes the BAM Surplus Notes and is not reduced by accruals of interest expense on the BAM Surplus Notes. BAM’s statutory surplus is reduced only after a payment of principal or interest has been approved by the NYDFS.
(2)    Approximately 19% of NSM’s commission revenue was associated with one single carrier.

Millions	HG Global/BAM (1)	NSM	Kudu (2)	MediaAlpha (3)	Other Operations	Total
Year Ended December 31, 2019
Earned insurance premiums	$16.3	$—	$—	$—	$—	$16.3
Net investment income	21.6	—	14.7	—	43.4	79.7
Net realized and unrealized investment gains	27.1	—	6.3	—	219.8	253.2
Net realized and unrealized investment gains from investment in MediaAlpha	—	—	—	—	180.0	180.0
Gain from deconsolidation of MediaAlpha	—	—		—	67.5	67.5
Advertising and commission revenues (4)	—	193.4	—	48.8	6.9	249.1
Other revenues	1.6	39.7	.2	—	6.1	47.6
Total revenues	66.6	233.1	21.2	48.8	523.7	893.4
Insurance acquisition expenses	5.7	—	—	—	—	5.7
Other underwriting expenses	.4	—	—	—	—	.4
Cost of sales	—	—	—	40.6	7.5	48.1
General and administrative expenses	50.5	132.2	10.1	12.5	122.5	327.8
Broker commission expense	—	64.8	—	—	—	64.8
Change in fair value of contingent consideration earnout liabilities	—	2.1	—	—	—	2.1
Amortization of other intangible assets	—	19.4	.2	1.6	.6	21.8
Interest expense	—	16.7	.1	.2	.6	17.6
Total expenses	56.6	235.2	10.4	54.9	131.2	488.3
Pre-tax income (loss)	$10.0	$(2.1)	$10.8	$(6.1)	$392.5	$405.1
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
(2)    Kudu’s results are from April 4, 2019, the date of the Kudu Transaction, to December 31, 2019.
(3)    MediaAlpha’s results are from January 1, 2019 to February 26, 2019, the date of the 2019 MediaAlpha Transaction.
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
(2)    Approximately 29% of MediaAlpha’s advertising revenue was associated with one customer and approximately 33% of NSM’s commission revenue was associated with one single carrier.

Millions Selected Balance Sheet Data	HG Global/BAM		NSM	Kudu	Other Operations		Held for Sale	Total
December 31, 2020:
Total investments	$919.9		$—	$400.7	$1,618.5		$—	$2,939.1
Total assets	$1,017.8	(1)	$999.6	$430.2	$2,381.5	(2)	$2.3	$4,831.4
Total liabilities	$291.5	(2)	$491.8	$96.3	$133.9		$—	$1,013.5
Total White Mountains’s common shareholders’ equity	$836.1	(2)	$490.7	$331.6	$2,245.3	(2)	$2.3	$3,906.0
Non-controlling interest	$(109.8)		$17.1	$2.3	$2.3		$—	$(88.1)
December 31, 2019:
Total investments	$845.6		$—	$266.6	$1,835.0		$—	$2,947.2
Total assets	$924.0	(1)	$825.2	$290.5	$1,940.5	(2)	$3.0	$3,983.2
Total liabilities	$246.8	(2)	$401.1	$57.0	$133.6		$—	$838.5
Total White Mountains’s common shareholders’ equity	$809.5	(2)	$409.3	$231.3	$1,808.4	(2)	$3.0	$3,261.5
Non-controlling interest	$(132.3)		$14.8	$2.2	$(1.5)		$—	$(116.8)
(1) As of December 2020 and 2019, total assets in the HG Global/BAM segment reflected the elimination of $388.2 and $457.6 of BAM Surplus Notes issued to HG Global and its subsidiaries, and $155.7 and $162.7 in accrued interest related to the BAM Surplus Notes.
(2) HG Global preferred dividends payable to White Mountains’s subsidiaries is eliminated in White Mountains’s consolidated financial statements. For segment reporting, the HG Global preferred dividends payable to White Mountains’s subsidiaries included within the HG Global/BAM segment are eliminated against the offsetting receivable included within the Other Operations segment and therefore added back to White Mountains’s common shareholders’ equity within the HG Global/BAM segment. As of December 31, 2020 and 2019, the HG Global preferred dividends payable to White Mountains’s subsidiaries was $363.9 and $330.3.

In compliance with ASC 606, Revenues from Contracts with Customers, the following tables present White Mountains’s total revenues by revenue source:

Millions	HG Global/BAM	NSM	Kudu	Other Operations	Total
Year Ended December 31, 2020
Commission and Other Revenue
Specialty Transportation	$—	$85.5	$—	$—	$85.5
Real Estate	—	44.9	—	—	44.9
Social Services	—	28.9	—	—	28.9
Pet	—	55.0	—	—	55.0
United Kingdom	—	49.4	—	—	49.4
Other	—	21.4	—	8.3	29.7
Total Commission and Other Revenue	—	285.1	—	8.3	293.4
Products	—	—	—	14.5	14.5
Total revenues from contracts with customers	—	285.1	—	22.8	307.9
Other revenues (1)	68.5	—	45.7	758.6	872.8
Total revenues	$68.5	$285.1	$45.7	$781.4	$1,180.7
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
(2)    Kudu’s results are from April 4, 2019, the date of the Kudu Transaction, to December 31, 2019.
(3)    MediaAlpha’s results are from January 1, 2019 to February 26, 2019, the date of the 2019 MediaAlpha Transaction.

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

Note 15. Equity Method Eligible Investments

White Mountains’s equity method eligible investments include White Mountains’s investment in MediaAlpha, certain other unconsolidated entities, including Kudu’s Participation Contracts, private equity funds and hedge funds in which White Mountains has the ability to exert significant influence over the investee’s operating and financial policies.
The following table presents the carrying values of White Mountains’s equity method eligible investments as of December 31, 2020 and 2019:

	December 31,
Millions	2020	2019
Investment in MediaAlpha	$802.2	$180.0
Other equity method eligible investments, at fair value	$698.1	$581.7

For the years ended December 31, 2020, 2019 and 2018, White Mountains’s received dividend and income distributions from equity method eligible investments, including White Mountains’s investment in MediaAlpha, of $95.0 million, $14.8 million and $3.7 million, which were recorded within net investment income in the consolidated statement of operations.
The following table presents White Mountains’s significant equity method eligible investments as of December 31, 2020 and 2019:

	Basic Ownership Interest
Investee	December 31, 2020	December 31, 2019	Instrument Held
PassportCard/DavidShield	53.8%	50.0%	Common shares
New Market Solutions, LLC.	46.7%	n/a	Units
durchblicker	45.0%	45.0%	Common shares
MediaAlpha (1)	35.0%	48.3%	Common Shares/Units (1)
Elementum Holdings, L.P.	28.9%	30.0%	Limited partnership interest
Compare.com	18.4%	18.4%	Common shares
Tuckerman Capital Funds	14.9 - 62.0%	17.5 - 62.4%	Limited and general partnership interests
JAM Partners L.P.	n/a	11.1%	Limited partnership interest
Enlightenment Capital Funds	9.7- 66.7%	10.0 - 38.4%	Limited and general partnership interests
Kudu’s Participation Contracts	3.2 - 35.0%	3.2 - 30.0%	Revenue and earnings participation contracts
(1) On October 30, 2020, MediaAlpha completed the MediaAlpha IPO. See Note 2 — “Significant Transactions”

The following tables present aggregated summarized financial information for White Mountains’s investments in equity method eligible unconsolidated entities, excluding MediaAlpha:

	December 31,
Millions	2020	2019
Balance sheet data(1):
Total assets	$1,328.5	$1,959.2
Total liabilities	$228.7	$653.2
(1) Financial data for White Mountains’s equity method eligible investees is generally reported on a one-quarter lag.

	Year Ended December 31,
Millions	2020	2019	2018
Income statement data(1):
Total revenues	$526.5	$344.6	$226.0
Total expenses	$325.9	$88.3	$141.4
Net income (loss)	$201.7	$255.1	$83.6
(1) Financial data for White Mountains’s equity method eligible investees is generally reported on a one-quarter lag.

As a result of the 2019 MediaAlpha Transaction, White Mountains reduced its ownership interest of the basic units outstanding of MediaAlpha from 61.0% to 48.3% (58.9% to 42.0% on a fully diluted, fully converted basis). White Mountains’s remaining ownership interest in MediaAlpha no longer meets the criteria for a controlling ownership interest and, accordingly, White Mountains deconsolidated MediaAlpha as of February 26, 2019. Upon deconsolidation, White Mountains’s investment in MediaAlpha met the criteria to be accounted for under the equity method or under the fair value option. White Mountains elected the fair value option and the investment in MediaAlpha was initially measured at its estimated fair value of $114.7 million as of March 31, 2019, with the change in fair value of $114.7 million recognized as an unrealized investment gain. For the twelve months ended December 31, 2019, White Mountains recognized $180.0 million in unrealized investment gains associated with its investment in MediaAlpha including changes in the fair value of White Mountains’s investment in MediaAlpha subsequent to the 2019 MediaAlpha Transaction.
On October 30, 2020, MediaAlpha completed the MediaAlpha IPO. Following the completion of the MediaAlpha IPO, White Mountains owns 20,532,202 MediaAlpha shares, representing a 35.0% ownership interest (32.3% on a fully-diluted, fully converted basis). At the December 31, 2020 closing price of $39.07 per share, the value of White Mountains’s remaining investment in MediaAlpha was $802.2 million. For the twelve months ended December 31, 2020, White Mountains recognized $686.0 million in realized and unrealized investment gains associated with its investment in MediaAlpha.
White Mountains’s consolidated statement of comprehensive income and its segment disclosures include MediaAlpha’s results of operations for the period from January 1, 2019 through February 26, 2019. See Note 2 — “Significant Transactions”. For the period from February 26, 2019 to December 31, 2019, MediaAlpha was considered a significant subsidiary. For the period from February 26, 2019 to December 31, 2019, MediaAlpha’s total revenues, total expenses, and net income were $359.2 million, $336.3 million, and $22.9 million.

For the twelve months ended December 31, 2020, MediaAlpha was considered a significant subsidiary. The following tables present summarized financial information for MediaAlpha as of December 31, 2020 and 2019 for the twelve months ended December 31, 2020, 2019, and 2018:

	December 31,
Millions	2020	2019 (1)
Balance sheet data:
Total assets	$212.7	$105.4
Total liabilities	$315.8	$144.9
(1) As of December 31, 2019, MediaAlpha recorded out of period adjustments that (decreased) increased total assets and total liabilities by $(1.5) and $0.3. The adjustments primarily related to MediaAlpha’s accounting for its other intangible assets and debt. White Mountains has evaluated the impact of the adjustments and concluded that they are not material, individually and in the aggregate, to current or prior period financial statements.

	Year Ended December 31,
Millions	2020	2019 (1)	2018 (1)
Income statement data:
Total revenues	$584.8	$408.0	$296.9
Total expenses	$575.4	$390.2	$278.8
Net income (loss)	$9.4	$17.8	$18.1
(1) For the twelve months ended December 31, 2019 and 2018, MediaAlpha recorded out of period adjustments that increased (decreased) total revenues by $0.1 and $(0.2), total expenses by $1.2 and $(9.4) and net income by $(1.1) and $9.2. The adjustments primarily related to MediaAlpha’s accounting for its equity-based compensation and amortization of other intangible assets. White Mountains has evaluated the impact of the adjustments and concluded that they are not material, individually and in the aggregate, to current or prior period financial statements.

Note 16. Variable Interest Entities

BAM

As a mutual insurance company, BAM is owned by its members. BAM charges an insurance premium on each municipal bond insurance policy it writes. A portion of the premium is a member surplus contribution (“MSC”) and the remainder is a risk premium. In the event of a municipal bond refunding, a portion of the MSC from the original issuance can be reutilized, in effect serving as a credit against the total insurance premium on the refunding of the municipal bond. Issuers of debt insured by BAM are members of BAM so long as any of their BAM-insured debt is outstanding. As members, they have certain interests in BAM, including the right to vote for BAM’s directors and to receive dividends in the future, if declared.
The equity at risk funded by BAM’s members is not sufficient to fund its operations without the additional financial support provided by the BAM Surplus Notes and accordingly, BAM is considered to be a VIE.
At inception, BAM and HG Re also entered into the FLRT. HG Re provides first loss protection up to 15%-of-par outstanding on each municipal bond insured by BAM. For capital appreciation bonds, par is adjusted to the estimated equivalent par value for current interest paying bonds. In return, BAM cedes up to 60% of the risk premium charged for insuring the municipal bond, net of a ceding commission. HG Re’s obligations under the FLRT are limited to the assets in the Regulation 114 Trust and the Supplemental Trust.  Losses required to be reimbursed under the FLRT are subject to an aggregate limit equal to the assets held in the Collateral Trusts at any point in time.  In addition, under the FLRT, HG Holdings Ltd, a subsidiary of HG Global, has the right to designate two directors for election to BAM’s board of directors.
Since BAM is owned by its members, its equity and results of operations are included in non-controlling interests. However, White Mountains is required to consolidate BAM’s results in its financial statements because BAM is a VIE for which White Mountains is the primary beneficiary.

Elementum

On May 31, 2019, White Mountains acquired a 30.0% limited partnership interest in Elementum for $55.1 million. White Mountains has determined that Elementum is a VIE but that White Mountains is not the primary beneficiary. White Mountains’s ownership interest gives White Mountains the opportunity to exert significant influence over the significant financial and operating activities of Elementum. Accordingly, Elementum meets the criteria to be accounted for under the equity method. White Mountains has taken the fair value option for its investment in Elementum. Changes in the fair value of Elementum are recorded in realized and unrealized investment gains. As of December 31, 2020, White Mountains’s maximum exposure to loss on its investment in Elementum is limited to the carrying value of $55.1 million.

PassportCard/DavidShield

On January 24, 2018, White Mountains acquired a 50% ownership interest in DavidShield, its joint venture partner in PassportCard. As part of the transaction, White Mountains reorganized its equity stake in PassportCard so that White Mountains and its partner in DavidShield would each own 50% of both businesses. To facilitate the transaction, White Mountains provided financing to its partner in the form of a non-interest bearing loan that is secured by the partner’s equity in PassportCard/DavidShield. The gross purchase price for the 50% interest in DavidShield was $41.8 million, or $28.3 million net of the financing provided for the restructuring.
On May 7, 2020, White Mountains made an additional $15.0 million investment in PassportCard/DavidShield to support operations through the ongoing COVID-19 pandemic. The transaction increased White Mountains’s ownership interest from
50.0% to 53.8%, but had no impact on the governance structure of the companies, including White Mountains’s board representation or other investor rights. The governance structures for both PassportCard and DavidShield were designed to give White Mountains and its co-investor equal power to make the decisions that most significantly impact operations.
As a result of the transaction, White Mountains’s re-evaluated its accounting treatment for its investment in PassportCard/DavidShield. Because White Mountains does not have the unilateral power to direct the operations of PassportCard or DavidShield, White Mountains does not hold a controlling financial interest and does not consolidate either entity. White Mountains’s ownership interest gives White Mountains the opportunity to exert significant influence over the significant financial and operating activities of PassportCard/DavidShield. Accordingly, White Mountains’s investment in PassportCard/DavidShield meets the criteria to be accounted for under the equity method. White Mountains has taken the fair value option for its investment in PassportCard/DavidShield. Changes in the fair value of PassportCard/DavidShield are recorded in realized and unrealized investment gains. As of December 31, 2020, White Mountains’s maximum exposure to loss on its equity investment in PassportCard/DavidShield and the non-interest bearing loan to its partner is limited to the total carrying value of $104.4 million.

Kudu

On April 4, 2019, White Mountains completed the Kudu Transaction for cash consideration of $81.4 million. White Mountains recognized total assets acquired of $155.5 million, including $7.6 million of goodwill and $2.2 million other intangible assets, total liabilities assumed of $0.8 million and non-controlling interest of $1.5 million. As a result of the Kudu Transaction, White Mountains’s basic unit ownership of Kudu increased from 49.5% to 99.1% (42.7% to 85.4% on a fully diluted, fully converted basis), and White Mountains began consolidating Kudu as a reportable segment in its financial statements during the second quarter of 2019. White Mountains’s consolidated financial statements and its segment disclosures include Kudu’s results for the period from April 4, 2019 to December 31, 2019.
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
    The following tables presents the fair value and carrying value of these financial instruments as of December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
Millions	Fair Value	Carrying Value	Fair Value	Carrying Value
NSM Bank Facility	$279.3	$271.3	$221.2	$217.4
Other NSM debt	$1.3	$1.3	$1.7	$1.8
Kudu Bank Facility (1)	$89.3	$86.3	$53.6	$53.6
Other Operations debt	$18.8	$17.5	$11.3	$10.7
(1) As of December 31, 2019, White Mountains measured the fair value of the Kudu Bank Facility debt at the carrying value as a result of the debt being acquired on December 23, 2019. See Note 5 — “Debt”.

The fair value estimates for the NSM Bank Facility, the Other NSM debt, the Kudu Bank Facility and Other Operations debt have been determined based on a discounted cash flow approach and are considered to be Level 3 measurements.

Note 18. Commitments and Contingencies

White Mountains leases certain office spaces under non-cancellable operating leases that expire on various dates through 2022. Rental expense for all of White Mountains’s locations was $7.7 million, $7.2 million and $5.5 million for the years ended December 31, 2020, 2019 and 2018. White Mountains also has various other lease obligations that are immaterial in the aggregate.  White Mountains’s future annual minimum rental payments required under non-cancellable leases, which are primarily for office space, are $7.7 million, $7.3 million, $7.1 million, and $23.1 million for the years ending December 31, 2021, 2022, 2023 and 2024 and thereafter.
White Mountains also has future binding commitments to fund certain other long-term investments. These commitments, which totaled $297.8 million as of December 31, 2020, do not have fixed funding dates.

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
The following description presents significant legal contingencies, ongoing non-claims related litigation or arbitration as of December 31, 2020:

Sirius Group Tax Contingency
On April 18, 2016, White Mountains completed the sale of Sirius International Insurance Group, Ltd. (“Sirius Group”) to CM International Pte. Ltd. and CM Bermuda Limited (collectively “CMI”). In connection with the sale, White Mountains indemnified Sirius Group against the loss of certain interest deductions. In late October 2018, the Swedish Administrative Court ruled against Sirius Group on its appeal of the Swedish Tax Agency’s denial of these interest deductions, which related to periods prior to the sale of Sirius Group to CMI. As a result, in 2018 White Mountains recorded a loss of $17.3 million within net (loss) gain on sale of discontinued operations reflecting the value of these interest deductions.
As of December 31, 2020 and December 31, 2019, White Mountains reported a liability of $18.7 million and $16.5 million, reflecting the value of these interest deductions. During 2020, the increase in the liability of $2.2 million is related to foreign currency translation and included within net loss on sale of discontinued operations. Sirius Group has appealed the decision to the Swedish Administrative Court of Appeal.

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

Note 19. Held for Sale and Discontinued Operations

Sirius Group

On April 18, 2016, White Mountains completed the sale of Sirius Group to CMI. In connection with the sale, White Mountains indemnified Sirius Group against the loss of certain interest deductions. In late October 2018, the Swedish Administrative Court ruled against Sirius Group on its appeal of the Swedish Tax Agency’s denial of these interest deductions, which related to periods prior to the sale of Sirius Group to CMI. As a result, in 2018 White Mountains recorded a loss of $17.3 million within net (loss) gain on sale of discontinued operations reflecting the value of these interest deductions.
As of December 31, 2020 and 2019, White Mountains reported a liability of $18.7 million and $16.5 million. During 2020, the increase in the liability of $2.2 million is related to foreign currency translation and included within net loss on sale of discontinued operations. Sirius Group has appealed the decision to the Swedish Administrative Court of Appeal. See Note 18 — “Commitments and Contingencies”.

Other

As of December 31, 2017, White Mountains has classified its Guilford, Connecticut property, which consists of an office building and adjacent land, as held for sale. On August 20, 2020, the office building was sold for $2.3 million. For the twelve months ended December 31, 2020, White Mountains recognized $0.1 million of realized loss on the sale of the office building. As of December 31, 2020, the adjacent land has been measured at its estimated fair value, net of costs of disposal, of $0.7 million. As of December 31, 2019, the property was measured at its estimated fair value, net of costs of disposal, of $3.0 million.
As of December 31, 2020, assets held for sale also includes a corporate aircraft. The aircraft has been measured at its carrying value of $1.7 million, which is lower than its estimated fair value.

Earnings Per Share from Discontinued Operations

White Mountains calculates earnings per share using the two-class method, which allocates earnings between common and unvested restricted common shares. Both classes of shares participate equally in earnings on a per share basis. Basic earnings per share amounts are based on the weighted average number of common shares outstanding adjusted for unvested restricted common shares. Diluted earnings per share amounts are also impacted by the net effect of potentially dilutive common shares outstanding. The following table presents the Company’s computation of earnings per share for discontinued operations for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
Basic and diluted earnings per share numerators (in millions):
Net income (loss) attributable to White Mountains’s common shareholders	$708.7	$414.5	$(141.2)
Less: total income (loss) from continuing operations, net of tax	711.0	413.7	(124.0)
Net (loss) income from discontinued operations attributable to White Mountains’s common shareholders	(2.3)	.8	(17.2)
Allocation of (earnings) losses to participating restricted common shares (1)	—	—	.2
Basic and diluted (loss) earnings per share numerators	$(2.3)	$.8	$(17.0)
Basic earnings per share denominators (in thousands):
Total average common shares outstanding during the period	3,122.2	3,181.6	3,382.5
Average unvested restricted common shares (3)	(40.8)	(40.5)	(40.1)
Basic earnings (loss) per share denominator	3,081.4	3,141.1	3,342.4
Diluted earnings per share denominator (in thousands):
Total average common shares outstanding during the period	3,122.2	3,181.6	3,382.5
Average unvested restricted common shares (3)	(40.8)	(40.5)	(40.1)
Diluted earnings (loss) per share denominator	3,081.4	3,141.1	3,342.4
Basic (loss) earnings per share (in dollars) - discontinued operations:	$(.75)	$.25	$(5.09)
Diluted (loss) earnings per share (in dollars) - discontinued operations:	$(.75)	$.25	$(5.09)
(1)Restricted shares issued by White Mountains contain dividend participation features, and therefore, are considered participating securities.
(2)Net earnings attributable to White Mountains’s common shareholders, net of restricted share amounts, is equal to undistributed earnings for the years ended December 31, 2020, 2019 and 2018.
(3)Restricted common shares outstanding vest either in equal annual installments or upon a stated date. See Note 10 — “Employee Share-Based Compensation Plans”.

Note 20. Subsequent Event

Ark

On October 1, 2020, White Mountains entered into the Ark SPA with the Ark Sellers. Certain Ark Sellers also entered into the Ark Acquisition Agreement pursuant to which they made certain warranties about the Ark business. Under the terms of the Ark Acquisition Agreement, White Mountains agreed to contribute $605.4 million of equity capital to Ark, at a pre-money valuation of $300.0 million, and to purchase $40.9 million of shares from the Ark Sellers. White Mountains also agreed to contribute up to an additional $200.0 million of equity capital to Ark in 2021. In accordance with the Ark SPA, in the fourth quarter of 2020 White Mountains pre-funded/placed in escrow a total of $646.3 million in preparation for closing the transaction, including $280.0 million funded directly to Lloyd’s on behalf of Ark under the terms of a credit facility agreement and $366.3 million placed in escrow, which is reflected on the balance sheet within the Other Operations segment as of December 31, 2020.
On January 1, 2021, White Mountains closed the transaction in accordance with the terms of the Ark SPA. At closing, White Mountains owned 72.0% of Ark on a basic shares outstanding basis (63.0% on a fully-diluted, fully-converted basis, taking account of management’s equity incentives). If the additional $200.0 million is contributed in full, White Mountains will own 77.1% of Ark on a basic shares outstanding basis (67.5% on a fully-diluted, fully-converted basis). Management’s equity incentives are subject to an 8.0% rate of return threshold with no catch-up. The remaining shares are owned by employees. In the future, management rollover shareholders could earn additional shares in the company if and to the extent that White Mountains achieves certain multiple of invested capital return thresholds. These additional shares are generally eligible to vest in three equal tranches at MOIC thresholds of 2.0x, 2.5x and 3.0x. If fully earned, these additional shares would represent 12.5% of the shares outstanding at closing.
Ark writes a diversified and balanced portfolio of reinsurance and insurance, including property, accident & health, energy, marine and political risks, through Lloyd’s Syndicates 4020 and 3902. Beginning in January 2021, Ark began writing certain classes of its business through Group Ark Insurance Limited, Ark’s wholly-owned Bermuda-based insurance and reinsurance company.

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
We assessed the effectiveness of White Mountains’s internal control over financial reporting as of December 31, 2020. Our assessment did not include an assessment of the internal control over financial reporting for Kingsbridge Group Limited, which was acquired on April 7, 2020. This acquisition represents less than 1% of White Mountains’s total assets as of December 31, 2020 and 1.1% of White Mountains’s total revenue for the year ended December 31, 2020. In making our assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, we have concluded that White Mountains maintained effective internal control over financial reporting as of December 31, 2020.
PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, has audited the effectiveness of White Mountains’s internal control over financial reporting as of December 31, 2020 as stated in their report which appears on page F-66.

February 26, 2021

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of White Mountains Insurance Group, Ltd.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of White Mountains Insurance Group, Ltd. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedules listed in the index appearing after the signature page (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management's Annual Report on Internal Control over Financial Reporting, management has excluded Kingsbridge Group Limited from its assessment of internal control over financial reporting as of December 31, 2020 because it was acquired by the Company in a purchase business combination during 2020. We have also excluded Kingsbridge Group Limited from our audit of internal control over financial reporting. Kingsbridge Group Limited is a majority-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent less than 1% and 1.1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2020.

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

Goodwill Impairment Assessment - NSM Reporting Unit

As described in Notes 1, 2 and 4 to the consolidated financial statements, the Company acquired NSM Insurance HoldCo, LLC and its subsidiaries (collectively, “NSM”) in 2018 and NSM subsequently acquired Fresh Insurance Services Group Limited (“Fresh Insurance”) and the net assets of KBK Insurance Group, Inc. (“KBK”) in 2018 and Embrace Pet Insurance (“Embrace”) in 2019. As of December 31, 2020, a significant portion of the $506.4 million NSM reporting unit goodwill is associated with these acquisitions. As disclosed by management, goodwill is reviewed for potential impairment on an annual basis, or whenever indications of potential impairment exist. The annual review first assesses whether qualitative factors indicate that the carrying value of goodwill may be impaired, and if it is more likely than not that an impairment may exist, then a quantitative analysis is performed to compare the fair value of a reporting unit with its carrying value. Both the annual qualitative assessment of potential impairment as well as the quantitative comparison of carrying value to estimated fair value involve management judgment. The use of discounted cash flow models, market comparisons and other valuation techniques, as well as assumptions, including revenue growth rates, are inherently subjective. If the carrying value had exceeded the estimated fair value, then an impairment charge would have been recognized through current period pre-tax income.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment for the NSM reporting unit is a critical audit matter are (i) the significant judgment by management to determine the fair value of the reporting unit, which in turn led to a high degree of auditor judgment and subjectivity in applying procedures relating to the goodwill impairment assessment; (ii) the significant audit effort in evaluating the audit evidence relating to management’s discounted cash flow model and market comparisons valuation techniques and significant assumptions related to the revenue growth rates for the aforementioned entities within the NSM reporting unit; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the NSM reporting unit, the discounted cash flow model and market comparisons valuation techniques, and development of significant assumptions related to the revenue growth rates. These procedures also included, among others (i) testing management’s process for developing the fair value of the reporting unit; (ii) evaluating the appropriateness of the discounted cash flow model and market comparisons valuation techniques; and for the aforementioned entities within the NSM reporting unit, (iii) testing the completeness and accuracy of the underlying data used in the discounted cash flow model; and (iv) evaluating the reasonableness of the significant assumptions related to the revenue growth rates. Evaluating the revenue growth rates involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit, (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the Company’s discounted cash flow model and market comparisons valuation techniques.

Valuation of Certain Other Long-Term Investments

As described in Notes 1 and 3 to the consolidated financial statements, the Company maintains various other non-controlling equity interests in operating businesses accounted for at fair value within other long-term investments. The fair values of the most significant of these investments, classified within other long-term investments as of December 31, 2020, consist of PassportCard Limited and DavidShield Life Insurance Agency (2000) Ltd. (collectively, “PassportCard/DavidShield”) for $95.0 million; Elementum Holdings L.P. (“Elementum”) for $55.1 million; and certain participation contracts of Kudu Investment Management, LLC and its subsidiaries (collectively, “Kudu”) representing a portion of the total Kudu participation contracts of $400.6 million. As disclosed by management, they applied significant judgment in determining the fair value of these other long-term investments using discounted cash flow models, which involved the use of key inputs with respect to (i) for PassportCard/DavidShield and Elementum, projections of future revenues and earnings, discount rates, and terminal revenue growth rates, and (ii) for certain participation contracts of Kudu, projections of future revenues and earnings of Kudu’s clients, discount rates, and terminal cash flow exit multiples.

The principal considerations for our determination that performing procedures relating to the valuation of certain other long-term investments is a critical audit matter are (i) the significant judgment by management to determine the fair value of these other long-term investments, which in turn led to a high degree of auditor judgment and subjectivity in performing procedures relating to the fair value measurement; (ii) the significant audit effort in evaluating the audit evidence relating to the discounted cash flow models and the key inputs related to (a) projections of future revenues and earnings for PassportCard/DavidShield and Elementum, and (b) projections of future revenues and earnings of Kudu’s clients for certain participation contracts of Kudu; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of certain other long-term investments, including controls over the Company’s discounted cash flow models and determination of key inputs. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in developing an independent fair value range of each of the aforementioned investments and comparing management’s estimate to the independently developed range. Developing the independent estimate involved (i) testing the completeness and accuracy of data provided by management and (ii) evaluating management’s key inputs related to (a) projections of future revenues and earnings for PassportCard/DavidShield and Elementum, and (b) projections of future revenues and earnings of Kudu’s clients for certain participation contracts of Kudu.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 26, 2021
We have served as the Company’s auditor since 1999.

SELECTED QUARTERLY FINANCIAL DATA
(Unaudited)

The following table presents selected quarterly financial data for 2020 and 2019. The quarterly financial data includes, in the opinion of management, all recurring adjustments necessary for a fair presentation of the results of operations for the interim periods.
Prior year amounts have been reclassified to conform to the current period’s presentation. Prior year amounts have also been adjusted for the impact of White Mountains’s financial statement revisions.

	2020 Three Months Ended				2019 Three Months Ended
Millions, Except Per Share Amounts	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Revenues	$520.8	$459.5	$259.6	$(59.2)	$175.3	$155.5	$129.0	$433.6
Expenses	163.5	138.3	126.9	106.8	118.8	104.4	113.2	151.9
Pre-tax income (loss)	357.3	321.2	132.7	(166.0)	56.5	51.1	15.8	281.7
Tax (expense) benefit	117.6	(98.5)	(24.1)	25.5	(10.4)	(8.8)	.1	(10.2)
Income (loss) from continuing operations	474.9	222.7	108.6	(140.5)	46.1	42.3	15.9	271.5
Net (loss) gain from discontinued operations, net of tax (1)	(1.5)	(.7)	(1.0)	.9	(.8)	.9	—	.7
Non-controlling interest in consolidated subsidiaries	15.8	10.9	7.8	10.8	15.6	5.5	4.6	12.2
Income (loss) attributable to White Mountains’s common shareholders	$489.2	$232.9	$115.4	$(128.8)	$60.9	$48.7	$20.5	$284.4
Income (loss) attributable to White Mountains’s common shareholders per share:
Basic
Continuing operations	$158.19	$75.32	$37.46	$(40.82)	$19.37	$15.01	$6.44	$89.42
Discontinued operations	(.49)	(.23)	(.32)	.28	(.25)	.28	—	.22
Total consolidated operations	$157.70	$75.09	$37.14	$(40.54)	$19.12	$15.29	$6.44	$89.64
Diluted
Continuing operations	$158.19	$75.32	$37.46	$(40.82)	$19.37	$15.01	$6.44	$89.42
Discontinued operations	(.49)	(.23)	(.32)	.28	(.25)	.28	—	.22
Total consolidated operations	$157.70	$75.09	$37.14	$(40.54)	$19.12	$15.29	$6.44	$89.64
(1) During 2020 and 2019, net (loss) gain from discontinued operations arose from the tax contingency on the sale of Sirius Group. See Note 18 — “Commitments and Contingencies”.

SCHEDULE I

WHITE MOUNTAINS INSURANCE GROUP, LTD.
SUMMARY OF INVESTMENTS—OTHER THAN
INVESTMENTS IN RELATED PARTIES
At December 31, 2020

Millions	Cost	Carrying Value	Fair Value
Fixed maturity investments:
U.S. Government and agency obligations	$173.2	$176.3	$176.3
Debt securities issued by corporations	522.8	547.4	547.4
Municipal obligations	244.0	265.0	265.0
Mortgage and asset-backed securities	211.7	218.5	218.5
Total fixed maturity investments	1,151.7	1,207.2	1,207.2
Short-term investments	142.9	142.9	142.9
Investment in MediaAlpha	—	802.2	802.2
Other long-term investments	767.4	786.8	786.8
Total investments	$2,062.0	$2,939.1	$2,939.1

Schedules of the Registrant should be read in conjunction with the Consolidated Financial Statements and Notes.

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

CONDENSED BALANCE SHEETS (1)

	December 31,
Millions	2020	2019
Assets:
Cash	$.7	$.7
Fixed maturity investments, at fair value	10.1	10.0
Common equity securities, at fair value	—	193.5
Short-term investments, at amortized cost	24.3	66.2
Other assets	2.5	1.9
Investments in consolidated subsidiaries	3,726.0	2,969.0
Total assets	$3,763.6	$3,241.3
Liabilities:
Payable to subsidiary	$(195.6)	$(69.3)
Other liabilities	39.7	34.7
Total liabilities (2)	(155.9)	(34.6)
White Mountains’s common shareholders’ equity	3,906.0	3,261.5
Non-controlling interests	13.5	14.4
Total liabilities and equity	$3,763.6	$3,241.3
(1) These condensed unconsolidated financial statements reflect the results of operations, financial condition and cash flows for the Company. Investments in which White Mountains holds a controlling financial interest are accounted for using the equity method. Under the equity method, investments in subsidiaries are recorded on the condensed balance sheets at the amount of the Company’s ownership percentage of the subsidiary’s GAAP book value. The income from subsidiaries is reported on a net of tax basis as equity in earnings from consolidated and unconsolidated subsidiaries on the condensed statements of operations and comprehensive income. Capital contributions to and distributions from consolidated subsidiaries are presented within investing activities on the condensed statements of cash flows.
(2) As of December 31, 2020 and 2019, White Mountains’s other liabilities includes $18.7 and $16.5 related to the Sirius Group tax contingency. See Note 18 — “Commitments and Contingencies”.

Schedules of the Registrant should be read in conjunction with the Consolidated Financial Statements and Notes.

SCHEDULE II (continued)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (1)

	Year Ended December 31,
Millions	2020	2019	2018
Revenues (loss) (including realized and unrealized gains and losses)	$(8.7)	$65.0	$(47.7)
Expenses	61.0	47.1	45.9
Pre-tax income (loss)	(69.7)	17.9	(93.6)
Income tax expense	(.3)	(.9)	(2.5)
Net income (loss)	(70.0)	17.0	(96.1)
Net gain (loss) from discontinued operations, net of tax (2)	(2.3)	.8	(17.2)
Equity in earnings from consolidated and unconsolidated subsidiaries, net of tax	782.0	398.5	(27.4)
Net income attributable to non-controlling interests	(1.0)	(1.8)	(0.5)
Net income (loss) attributable to White Mountains’s common shareholders	708.7	414.5	(141.2)
Other comprehensive (loss) income items, net of tax	6.8	(1.4)	(4.5)
Comprehensive income (loss) attributable to White Mountains’s common shareholders	$715.5	$413.1	$(145.7)
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
(2) During 2020, 2019 and 2018, net gain (loss) from discontinued operations includes $(2.3), $0.8 and $(17.3) arising from the tax contingency on the sale of Sirius Group. See Note 18 — “Commitments and Contingencies”.

Schedules of the Registrant should be read in conjunction with the Consolidated Financial Statements and Notes.

SCHEDULE II (continued)
CONDENSED STATEMENTS OF CASH FLOWS (1)

	Year Ended December 31,
Millions	2020	2019	2018
Net income (loss) attributable to White Mountains’s common shareholders	$708.7	$414.5	$(141.2)
Charges (credits) to reconcile net income to net cash from operations:
Net realized and unrealized investment (gains) losses on sales of investments	10.1	(61.0)	57.8
Undistributed earnings from subsidiaries	(782.0)	(398.5)	27.4
Net (gain) loss from sale of discontinued operations, net of tax (2)	2.3	(.8)	17.2
Other non-cash reconciling items, primarily amortization of restricted share and option awards (3)	19.0	20.0	34.6
Net change in other assets and liabilities (4)	(2.6)	3.0	16.7
Net cash (used for) provided from operations	(44.5)	(22.8)	12.5
Cash flows from investing activities:
Net change in short-term investments(5)	(127.4)	(37.6)	134.0
Purchases of investment securities (6)	(6.7)	(14.8)	(321.2)
Sales and maturities of investment securities(7)	189.7	207.9	967.6
Issuance of debt (to) from subsidiaries (8)	(44.5)	(83.5)	(55.2)
Repayment of debt to (from) subsidiaries(9)	92.6	5.0	31.0
Net distributions from (contributions to) subsidiaries (10)(11)	29.1	(46.1)	(258.2)
Net cash provided from (used for) investing activities	132.8	30.9	498.0
Cash flows from financing activities:
Repurchases and retirement of common shares (8)	(78.5)	—	(510.9)
Dividends paid on common shares	(3.2)	(3.2)	(3.8)
Payments of restricted shares withholding taxes	(6.6)	(4.9)	(10.0)
Net cash used for financing activities	(88.3)	(8.1)	(524.7)
Net decrease in cash during the year	—	—	(14.2)
Cash balance at beginning of year	.7	.7	14.9
Cash balance at end of year	$.7	$.7	$.7
(1)    These condensed unconsolidated financial statements reflect the results of operations, financial condition and cash flows for the Company. Investments in which White Mountains holds a controlling financial interest are accounted for using the equity method. Under the equity method, investments in consolidated subsidiaries are recorded on the condensed balance sheets at the amount of the Company’s ownership percentage of the subsidiary’s GAAP book value. The income from consolidated subsidiaries is reported on a net of tax basis as equity in earnings of subsidiaries on the condensed statements of operations and comprehensive income. Capital contributions to and distributions from consolidated subsidiaries are presented within investing activities on the condensed statements of cash flows.
(2)    During 2020, 2019 and 2018, net gain (loss) from sale of discontinued operations includes $(2.3), $0.8 and $(17.3) arising from the tax contingency on the sale of Sirius Group. See Note 18 — “Commitments and Contingencies”.
(3)    For the years ended December 31, 2020, 2019 and 2018, amortization of restricted share awards was $16.6, $10.5 and $13.0.
(4)    For 2020, 2019 and 2018, net change in other assets and liabilities also included a $(4.8), $(6.6), and $4.0 net change in (receivables) payables to the Company’s subsidiaries.
(5)    During 2020, the Company had non-cash purchases of short-term investments of $169.6. During 2018, the Company had non-cash purchases of short-term investments of $284.6 and non-cash sales of short-term investments of $179.2.
(6)    During 2018, the Company had non-cash purchases of investment securities of $603.9, which included $170.5 of fixed maturity securities, $148.8 of common equity securities and $22.7 of other long term investments.
(7)    During 2018, the Company had non-cash sales of investment securities of $1,065.4, which included $373.4 of fixed maturity securities, $490.1 of common equity securities and $22.7 of other long-term investments.
(8)    During 2020, the Company had non-cash issuance of debt of $169.6 to its wholly-owned subsidiary, Bridge Holdings (“Bridge”). Proceeds of the debt, which were short-term investments, were transferred to Bridge. During 2018, the Company had non-cash issuance of debt of $349.5 to its wholly-owned subsidiary, Guilford Holding, Inc. (“Guilford”). Proceeds of the debt, which included $170.4 of fixed maturity securities and $179.2 of short-term investments, were transferred to Guilford.
(9)    During 2018, the Company received non-cash repayments of $22.7 from its wholly-owned subsidiary, Bridge in the form of other long term investments.
(10)    During 2019, the Company made cash contributions of $70.5 and $2.0 to Bridge and its wholly-owned subsidiary, White Mountains Investment Bermuda, Ltd (“WMIB”). During 2018, the Company made non-cash contributions of $350.0 by transferring intercompany debt receivable from Guilford to Bridge. Also during 2018, the Company made a non-cash contribution of $1.0 by transferring intercompany debt receivable from White Mountains Investments (Luxembourg) S.a’r.l. (“White Mountains Investments”), a wholly-owned subsidiary of Bridge, to Bridge. During 2018, the Company made cash contributions of $255.3 and $2.9 to Bridge and WMIB.
(11)    During 2020, the Company received cash distributions of $6.8 and $22.3 from its wholly-owned subsidiary, PSC Holdings, Ltd. and the Company’s subsidiary, HG Global Ltd. During 2019, the Company received cash distributions of $24.4 and $1.9 from WMIB and the Company’s subsidiary, HG Global Ltd.

Schedules of the Registrant should be read in conjunction with the Consolidated Financial Statements and Notes.

SCHEDULE III

WHITE MOUNTAINS INSURANCE GROUP, LTD.
SUPPLEMENTARY INSURANCE INFORMATION

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J	Column K
Millions Segment	Deferred Acqui- sition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premiums Earned	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written
Years ended:

December 31, 2020
HG Global/ BAM	$27.8	$—	$237.5	$—	$22.8	$19.5	$—	$7.0	$.4	$61.7
December 31, 2019
HG Global/ BAM	22.1	—	198.4	—	16.3	21.6	—	5.7	.4	38.7
December 31, 2018
HG Global/ BAM	19.0	—	176.0	—	13.9	16.7	—	5.3	.4	52.9

Schedules of the Registrant should be read in conjunction with the Consolidated Financial Statements and Notes.

SCHEDULE IV

WHITE MOUNTAINS INSURANCE GROUP, LTD.
REINSURANCE

Column A	Column B	Column C	Column D	Column E	Column F
$ in Millions Premiums Earned	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year ended:
December 31, 2020
HG Global/BAM	$19.4	$—	$3.4	$22.8	14.9%
December 31, 2019
HG Global/BAM	13.6	—	2.7	16.3	16.6
December 31, 2018
HG Global/BAM	13.6	—	.3	13.9	2.2

Schedules of the Registrant should be read in conjunction with the Consolidated Financial Statements and Notes.