Form 10-Q
period 2021-03-31
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2021-05-10
CIK 776867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2021

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

As of May 7, 2021, 3,107,267 common shares with a par value of $1.00 per share were outstanding (which includes 37,805 restricted common shares that were not vested at such date).

WHITE MOUNTAINS INSURANCE GROUP, LTD.

Part I.FINANCIAL INFORMATION.
Item 1.Financial Statements
WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
Millions, except share and per share amounts
Assets	Unaudited
Financial Guarantee (HG Global/BAM)
Fixed maturity investments, at fair value	$857.0	$859.5
Short-term investments, at fair value	45.3	60.4
Total investments	902.3	919.9
Cash	18.9	42.8
Insurance premiums receivable	6.9	6.9
Deferred acquisition costs	28.7	27.8
Accrued investment income	5.2	5.0
Other assets	14.8	15.4
Total Financial Guarantee assets	976.8	1,017.8
P&C Insurance and Reinsurance (Ark)
Fixed maturity investments, at fair value	305.8	—
Common equity securities, at fair value	118.6	—
Short-term investments, at fair value	328.6	—
Other long-term investments	234.7	—
Total investments	987.7	—
Cash	308.8	—
Reinsurance recoverables	449.0	—
Insurance premiums receivable	435.4	—
Ceded unearned premiums	145.5	—
Deferred acquisition cost	79.2	—
Value of in-force business acquired	42.9	—
Goodwill and other intangible assets	292.5	—
Other assets	99.2	—
Total P&C Insurance and Reinsurance assets	2,840.2	—
Specialty Insurance Distribution (NSM)
Cash (restricted $79.3 and $78.4)	121.0	126.5
Premiums and commissions receivable	77.0	76.7
Goodwill and other intangible assets	699.7	736.8
Other assets	65.0	59.6
Total Specialty Insurance Distribution assets	962.7	999.6
Asset Management (Kudu)
Short-term investments, at fair value	.1	.1
Other long-term investments	427.4	400.6
Total investments	427.5	400.7
Cash (restricted $3.9 and $0.0)	10.9	7.8
Accrued investment income	7.5	9.8
Goodwill and other intangible assets	9.1	9.2
Other assets	2.7	2.7
Total Asset Management assets	457.7	430.2
Other Operations
Fixed maturity investments, at fair value	318.8	347.7
Short-term investments, at fair value	251.8	82.4
Investment in MediaAlpha, at fair value	600.2	802.2
Other long-term investments	370.1	386.2
Total investments	1,540.9	1,618.5
Cash	28.9	34.1
Cash pre-funded/placed in escrow for Ark Transaction	—	646.3
Accrued investment income	3.9	2.4
Accounts receivable on unsettled investment sales	3.5	3.4
Goodwill and other intangible assets	35.7	36.4
Other assets	49.7	40.4
Assets held for sale	.7	2.3
Total Other Operations assets	1,663.3	2,383.8
Total assets	$6,900.7	$4,831.4
See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	March 31, 2021	December 31, 2020
Millions, except share and per share amounts
Liabilities	Unaudited
Financial Guarantee (HG Global/BAM)
Unearned insurance premiums	$243.7	$237.5
Accrued incentive compensation	11.0	25.7
Other liabilities	28.6	28.3
Total Financial Guarantee liabilities	283.3	291.5
P&C Insurance and Reinsurance (Ark)
Loss and loss adjustment expense reserves	751.9	—
Unearned insurance premiums	565.4	—
Debt	44.1	—
Reinsurance payable	487.5	—
Contingent consideration related to the Ark Transaction	22.5	—
Accounts payable on unsettled investment purchases	61.6	—
Other liabilities	73.8	—
Total P&C Insurance and Reinsurance liabilities	2,006.8	—
Specialty Insurance Distribution (NSM)
Debt	272.7	272.6
Premiums payable	116.0	113.4
Contingent consideration earnout liabilities	7.9	14.6
Other liabilities	83.5	91.2
Total Specialty Insurance Distribution liabilities	480.1	491.8
Asset Management (Kudu)
Debt	95.9	86.3
Other liabilities	15.4	10.0
Total Asset Management liabilities	111.3	96.3
Other Operations
Debt	17.0	17.5
Accrued incentive compensation	40.4	70.1
Other liabilities	25.9	46.3
Total Other Operations liabilities	83.3	133.9
Total liabilities	2,964.8	1,013.5
Equity
White Mountains’s common shareholders’ equity
White Mountains’s common shares at $1 par value per share—authorized 50,000,000 shares; issued and outstanding 3,107,267 and 3,102,011 shares and paid-in surplus	3.1	3.1
Paid-in surplus	594.8	592.1
Retained earnings	3,226.7	3,311.2
Accumulated other comprehensive gain (loss), after-tax:
Net unrealized foreign currency translation and interest rate swap gains (losses)	1.3	(.4)
Total White Mountains’s common shareholders’ equity	3,825.9	3,906.0
Non-controlling interests	110.0	(88.1)
Total equity	3,935.9	3,817.9
Total liabilities and equity	$6,900.7	$4,831.4
See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
Millions	2021	2020
Revenues:
Financial Guarantee (HG Global/BAM)
Earned insurance premiums	$6.4	$5.4
Net investment income	4.5	5.5
Net realized and unrealized investment (losses) gains	(17.9)	6.1
Other revenues	.3	.5
Total Financial Guarantee revenues	(6.7)	17.5

P&C Insurance and Reinsurance (Ark)
Earned insurance premiums	104.6	—
Net investment income	.8	—
Net realized and unrealized investment gains	1.1	—
Other revenues	2.6	—
Total P&C Insurance and Reinsurance revenues	109.1	—

Specialty Insurance Distribution (NSM)
Commission revenues	59.6	53.0
Other revenues	15.2	12.0
Total Specialty Insurance Distribution revenues	74.8	65.0

Asset Management (Kudu)
Net investment income	8.2	7.3
Net realized and unrealized investment gains (losses)	15.8	(24.8)
Other revenues	.1	.1
Total Asset Management revenues	24.1	(17.4)

Other Operations
Net investment income	7.1	10.1
Net realized and unrealized investment gains (losses)	2.1	(168.0)
Net realized and unrealized investment (losses) gains from investment in MediaAlpha	(41.7)	30.0
Commission revenues	2.3	2.1
Other revenues	7.1	1.5
Total Other Operations revenues	(23.1)	(124.3)
Total revenues	$178.2	$(59.2)

CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(Unaudited)

	Three Months Ended March 31,
Millions	2021	2020
Expenses:
Financial Guarantee (HG Global/BAM)
Insurance acquisition expenses	$1.9	$1.7
General and administrative expenses	16.4	14.7
Total Financial Guarantee expenses	18.3	16.4

P&C Insurance and Reinsurance (Ark)
Loss and loss adjustment expenses	66.0	—
Insurance and reinsurance acquisition expenses	36.7	—
Other underwriting expenses	11.2	—
General and administrative expenses	26.6	—
Interest expense	1.1	—
Total P&C Insurance and Reinsurance expenses	141.6	—

Specialty Insurance Distribution (NSM)
General and administrative expenses	46.0	39.6
Broker commission expenses	18.9	18.3
Change in fair value of contingent consideration earnout liabilities	—	(.6)
Amortization of other intangible assets	8.6	4.8
Loss on assets held for sale	28.7	—
Interest expense	5.9	4.3
Total Specialty Insurance Distribution expenses	108.1	66.4

Asset Management (Kudu)
General and administrative expenses	2.5	2.5
Amortization of other intangible assets	.1	.1
Interest expense	5.8	1.4
Total Asset Management expenses	8.4	4.0

Other Operations
Cost of sales	4.0	2.0
General and administrative expenses	35.7	17.5
Amortization of other intangible assets	.5	.2
Interest expense	.3	.3
Total Other Operations expenses	40.5	20.0
Total expenses	316.9	106.8
Pre-tax loss from continuing operations	(138.7)	(166.0)
Income tax benefit	9.5	25.5
Net loss from continuing operations	(129.2)	(140.5)
Net income from sale of discontinued operations, net of tax	18.7	.9
Net loss	(110.5)	(139.6)
Net loss attributable to non-controlling interests	35.2	10.8
Net loss attributable to White Mountains’s common shareholders	$(75.3)	$(128.8)
See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
Millions	2021	2020
Net loss attributable to White Mountains’s common shareholders	$(75.3)	$(128.8)
Other comprehensive income (loss), net of tax	1.8	(3.4)
Comprehensive loss	(73.5)	(132.2)
Other comprehensive income attributable to non-controlling interests	(.1)	—
Comprehensive loss attributable to White Mountains’s common shareholders	$(73.6)	$(132.2)

Earnings (loss) per share attributable to White Mountains’s common shareholders:

Basic (loss) earnings per share
Continuing operations	$(30.33)	$(40.82)
Discontinued operations	6.03	.28
Total consolidated operations	$(24.30)	$(40.54)
Diluted (loss) earnings per share
Continuing operations	$(30.33)	$(40.82)
Discontinued operations	6.03	.28
Total consolidated operations	$(24.30)	$(40.54)
Dividends declared and paid per White Mountains’s common share	$1.00	$1.00
See Notes to Consolidated Financial Statements.

YTD CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)
(Unaudited)

	White Mountains’s Common Shareholders’ Equity
Millions	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Non-controlling interest	Total Equity
Balance at January 1, 2021	$595.2	$3,311.2	$(.4)	$3,906.0	$(88.1)	$3,817.9
Net loss	—	(75.3)	—	(75.3)	(35.2)	(110.5)
Net change in foreign currency translation and other	—	—	1.7	1.7	.1	1.8
Total comprehensive (loss) income	—	(75.3)	1.7	(73.6)	(35.1)	(108.7)
Dividends declared on common shares	—	(3.1)	—	(3.1)	—	(3.1)
Dividends to non-controlling interests	—	—	—	—	(.6)	(.6)
Repurchases and retirements of common shares	(1.4)	(6.1)	—	(7.5)	—	(7.5)
Capital contributions from BAM members, net of tax	—	—	—	—	13.8	13.8
Net contributions from other non-controlling interests	(.4)	—	—	(.4)	(.2)	(.6)
Recognition of equity-based units of subsidiary	.5	—	—	.5	—	.5
Acquisition of non-controlling interests	—	—	—	—	220.2	220.2
Amortization of restricted share awards	4.0	—	—	4.0	—	4.0
Balance at March 31, 2021	$597.9	$3,226.7	$1.3	$3,825.9	$110.0	$3,935.9

	White Mountains’s Common Shareholders’ Equity
Millions	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Non-controlling interest	Total Equity
Balance at January 1, 2020	$596.3	$2,672.4	$(7.2)	$3,261.5	$(116.8)	$3,144.7
Net loss	—	(128.8)	—	(128.8)	(10.8)	(139.6)
Net change in foreign currency translation and other	—	—	(3.4)	(3.4)	—	(3.4)
Total comprehensive loss	—	(128.8)	(3.4)	(132.2)	(10.8)	(143.0)
Dividends declared on common shares	—	(3.2)	—	(3.2)	—	(3.2)
Dividends to non-controlling interests	—	—	—	—	(.5)	(.5)
Repurchases and retirements of common shares	(12.1)	(42.4)	—	(54.5)	—	(54.5)
Capital contributions from BAM members, net of tax	—	—	—	—	10.0	10.0
Net contributions from other non-controlling interests	—	—	—	—	.5	.5
Amortization of restricted share awards	5.1	—	—	5.1	—	5.1
Balance at March 31, 2020	$589.3	$2,498.0	$(10.6)	$3,076.7	$(117.6)	$2,959.1

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
Millions	2021	2020
Cash flows from operations:
Net loss	$(110.5)	$(139.6)
Adjustments to reconcile net income to net cash used for operations:
Net realized and unrealized investment (gains) losses	(1.1)	186.7
Net realized and unrealized investment losses (gains) from investment in MediaAlpha	41.7	(30.0)
Deferred income tax expense	(1.4)	(27.9)
Net gain from sale of discontinued operations, net of tax	(18.7)	(.9)
Amortization of restricted share and option awards	4.0	5.1
Amortization and depreciation	12.8	7.1
Other operating items:
Net change in reinsurance recoverables	(15.7)	—
Net change in insurance premiums receivable	(199.7)	—
Net change in commissions receivable	(.2)	(.7)
Net change in ceded unearned premiums	24.8	—
Net change in loss and loss adjustment expense reserves	56.0	—
Net change in premiums payable	2.6	8.5
Net change in unearned insurance premiums	245.5	4.3
Net change in deferred acquisition costs	(51.3)	(1.2)
Net change in reinsurance payable	(40.7)	—
Net change in restricted cash	4.8	8.6
Investments in Kudu Participation Contracts	(11.0)	(21.0)
Net change in other assets and liabilities, net	(34.7)	(58.8)
Net cash used for operations	(92.8)	(59.8)
Cash flows from investing activities:
Net change in short-term investments	(103.1)	63.9
Sales of fixed maturity and convertible investments	97.8	116.1
Maturities, calls and paydowns of fixed maturity and convertible investments	31.4	58.9
Sales of common equity securities	160.3	40.3
Distributions and redemptions of other long-term investments and settlements of forward contracts	40.1	64.1
Release of cash pre-funded/placed in escrow for Ark Transaction	646.3	—
Purchases of consolidated subsidiaries, net of cash acquired of $52.0 and $0.0	11.1	—
Purchases of other long-term investments	(101.0)	(10.9)
Purchases of common equity securities	(68.8)	(20.9)
Purchases of fixed maturity and convertible investments	(411.1)	(180.1)
Other investing activities, net	60.9	(50.9)
Net cash (used for) provided from investing activities	363.9	80.5
Cash flows from financing activities:
Draw down of debt and revolving line of credit	105.3	12.0
Repayment of debt and revolving line of credit	(93.7)	(1.0)
Cash dividends paid to the Company’s common shareholders	(3.1)	(3.2)
Common shares repurchased	—	(47.8)
Distribution to non-controlling interest shareholders	(.9)	(.7)
Contingent consideration payments related to acquisitions of subsidiaries	(6.7)	(6.4)
Capital contributions to non-controlling interest shareholders	(.4)	.4
Capital contributions from BAM members	13.8	10.0
Fidus Re premium payment	(3.2)	(.8)
Other financing activities, net	(4.6)	(6.7)
Net cash provided from (used for) financing activities	6.5	(44.2)
Effect of exchange rate changes on cash	(.3)	(1.1)
Net change in cash during the period - continuing operations, including the effect of exchange rate changes	277.3	(24.6)
Cash balances at beginning of period (includes restricted cash balances of $78.4 and $56.3)	211.2	161.0
Cash balances at end of period (includes restricted cash balances of $83.2 and $64.9)	$488.5	$136.4
Supplemental cash flows information:
Interest paid	$(7.5)	$(5.2)
Net income tax payments	$(1.4)	$—
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
Intercompany transactions have been eliminated in consolidation. These interim financial statements include all adjustments considered necessary by management to fairly state the financial position, results of operations and cash flows of White Mountains. These interim financial statements may not be indicative of financial results for the full year and should be read in conjunction with the Company’s 2020 Annual Report on Form 10-K.

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

Fair Value Measurements
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

Reportable Segments
White Mountains has determined its reportable segments based on the nature of the underlying businesses, the manner in which the Company’s subsidiaries and affiliates are organized and managed and the organization of the financial information provided to the chief operating decision maker to assess performance and make decisions regarding allocation of resources. As of March 31, 2021, White Mountains’s reportable segments were HG Global/BAM, Ark, NSM, Kudu and Other Operations.
The HG Global/BAM segment consists of HG Global Ltd. and its wholly-owned subsidiaries (“HG Global”) and the consolidated results of Build America Mutual Assurance Company (“BAM”) (collectively, “HG Global/BAM”). BAM is the first and only mutual municipal bond insurance company in the United States. By insuring the timely payment of principal and interest, BAM provides market access to, and lowers interest expense for, issuers of municipal bonds used to finance essential public purposes such as schools, utilities and transportation facilities. BAM is owned by and operated for the benefit of its members, the municipalities that purchase BAM’s insurance for their debt issuances. HG Global was established to fund the startup of BAM and, through its wholly-owned subsidiary, HG Re Ltd. (“HG Re”), to provide up to 15%-of-par, first loss reinsurance protection for policies underwritten by BAM. For capital appreciation bonds, par is adjusted to the estimated equivalent par value for current interest paying bonds. HG Global, together with its subsidiaries, funded the initial capitalization of BAM through the purchase of $503.0 million of surplus notes issued by BAM, consisting of $203.0 million of Series A Notes and $300.0 million of Series B Notes (the “BAM Surplus Notes”). As of March 31, 2021 and December 31, 2020, White Mountains owned 96.9% of HG Global’s preferred equity and 88.4% of its common equity. White Mountains does not have an ownership interest in BAM. However, White Mountains is required to consolidate BAM’s results in its financial statements because BAM is a VIE for which White Mountains is the primary beneficiary. BAM’s results are attributed to non-controlling interests.
The Ark segment consists of Ark Insurance Holdings Limited and its subsidiaries (collectively, “Ark”). Ark writes a diversified and balanced portfolio of reinsurance and insurance, including property, accident & health, energy, marine and political risks, through Lloyd’s Syndicates 4020 and 3902 (the “Syndicates”). Beginning in January 2021, Ark began writing certain classes of its business through Group Ark Insurance Limited (“GAIL”), Ark’s wholly-owned Bermuda-based insurance and reinsurance company.
As of March 31, 2021, White Mountains owned 72.0% of Ark on a basic shares outstanding basis (63.0% on a fully-diluted, fully-converted basis, taking account of management’s equity incentives). If the additional $200.0 million of equity capital that White Mountains has agreed to contribute to Ark is contributed in full, White Mountains will own 77.1% of Ark on a basic shares outstanding basis (67.5% on a fully-diluted, fully-converted basis). The remaining shares are owned by employees. In the future, management rollover shareholders could earn additional shares in the company if and to the extent that White Mountains achieves certain multiple of invested capital return thresholds. If fully earned, these additional shares would represent 12.5% of the shares outstanding at closing. See Note 2 — “Significant Transactions”.
The NSM segment consists of NSM Insurance HoldCo, LLC and its subsidiaries (collectively, “NSM”). NSM is a full-service managing general underwriting agency (“MGU”) and program administrator for specialty property and casualty insurance. The company places insurance in niche sectors such as specialty transportation, real estate, social services and pet. On behalf of its insurance carrier partners, NSM typically manages all aspects of the placement process, including product development, marketing, underwriting, policy issuance and claims. NSM earns commissions based on the volume and profitability of the insurance that it places. NSM does not take insurance risk. As of March 31, 2021 and December 31, 2020, White Mountains owned 96.6% of the basic units outstanding of NSM (89.6% on a fully diluted, fully converted basis). See Note 2 — “Significant Transactions”.
The Kudu segment consists of Kudu Investment Management, LLC and its subsidiaries (collectively “Kudu”), a capital solutions provider for asset management firms. Kudu provides capital solutions for boutique asset managers for a variety of purposes including generational ownership transfers, management buyouts, acquisition and growth finance and legacy partner liquidity. Kudu also provides strategic assistance to investees from time to time. Kudu’s capital solutions typically are structured as minority preferred equity stakes with distribution rights, typically tied to gross revenues and designed to generate immediate strong, stable cash yields. As of March 31, 2021 and December 31, 2020, White Mountains owned 99.3% of the basic units outstanding (84.8% on a fully diluted, fully converted basis). See Note 2 — “Significant Transactions”.
The Other Operations segment consists of the Company and its wholly-owned subsidiary, White Mountains Capital, LLC, (“WM Capital”) its other intermediate holding companies, its wholly-owned investment management subsidiary, White Mountains Advisors LLC (“WM Advisors”), investment assets managed by WM Advisors, its interests in MediaAlpha, Inc. (“MediaAlpha”), PassportCard Limited (“PassportCard”) and DavidShield Life Insurance Agency (2000) Ltd. (“DavidShield”) (collectively, “PassportCard/ DavidShield”), Elementum Holdings LP (“Elementum”), and certain other consolidated and unconsolidated entities and certain other assets.

Discontinued Operations and Assets Held for Sale
In the first quarter of 2021, White Mountains recorded a gain on sale of discontinued operations as a result of reversing a liability arising from the tax indemnification provided in connection with the sale of Sirius International Insurance Group, Ltd. (“Sirius Group”) in 2016.
As of December 31, 2020, assets held for sale included a corporate aircraft, which was sold on February 12, 2021.
On April 12, 2021, NSM sold the Fresh Insurance Services Group Limited (“Fresh Insurance”) motor business. As of March 31, 2021, assets held for sale included the net realizable value of Fresh Insurance’s motor business, which was recorded in other assets in the NSM segment. Note 19 — “Held for Sale and Discontinued Operations”.

Significant Accounting Policies

In addition to the following, refer to the Notes to Consolidated Financial Statements in the Company’s 2020 Annual Report on Form 10-K for a complete discussion regarding White Mountains’s significant accounting policies.

Ark Insurance Operations
Ark writes a diversified and balanced portfolio of reinsurance and insurance, including property, accident & health, energy, marine and political risks, through the Syndicates. Beginning in January 2021, Ark began writing certain classes of its business through GAIL.
For the years of account prior to White Mountains’s transaction with Ark, a significant proportion of the Syndicates’ underwriting capital was provided by other third-party insurance and reinsurance groups (“TPC Providers”) using whole account reinsurance contracts through Ark’s corporate member. The TPC Providers’ economic participation in the Syndicates for the remaining open years of account prior to White Mountains’s transaction with Ark is approximately 51% of the total net result of the Syndicates. Captions within results of operations and other comprehensive income are shown net of amounts relating to the TPC Providers share of the Syndicates’ results, including investment results.
Ark’s premiums written comprise premiums on insurance contracts incepted during the year as well as premium adjustments related to prior accounting years. Insurance premiums are recognized in earnings over the loss exposure or coverage period in proportion to the level of protection provided. In most cases, such premiums are earned ratably over the term of the contract with unearned premiums calculated on a monthly pro-rata basis. Premiums earned are presented net of amounts ceded to reinsurers. Premiums receivable, representing amounts due from insureds, are presented net of an allowance for uncollectible premiums, including expected credit losses, both dispute and credit related. The allowance is based upon Ark’s ongoing review of amounts outstanding, historical loss data, including delinquencies and write-offs, current and forecasted economic conditions and other relevant factors. Credit risk is partially mitigated by Ark’s ability to cancel the policy if the policyholder does not pay the premium.
Deferred acquisition costs comprise brokerage and taxes which are directly attributable to and vary with the production of business. These costs are deferred and amortized to the extent they related to successful contract acquisitions over the applicable premium recognition period.
Losses and loss adjustment expenses (“LAE”) are charged against income as incurred. Unpaid losses and LAE, including estimates for amounts incurred and not reported (“IBNR”) are based on estimates of the ultimate costs of settling claims, including the effects of inflation and other societal and economic factors. Unpaid loss and LAE reserves represent management’s best estimate of ultimate losses and LAE, net of estimated salvage and subrogation recoveries, if applicable. Such estimates are regularly reviewed and updated and any adjustments resulting there from are reflected in current results of operations. The process of estimating loss and LAE involves a considerable degree of judgment by management and the ultimate amount of expense to be incurred could be considerably greater than or less than the amounts currently reflected in the financial statements.
Reinsurance recoverables represent amounts of paid losses and loss adjustment expenses, case reserves and IBNR amounts ceded to reinsurers under reinsurance treaties. Amounts recoverable from reinsurers are estimated in a manner consistent with the associated claim liability. Ark reports its reinsurance recoverables net of an allowance for estimated uncollectible reinsurance, including expected credit losses. The allowance is based upon its ongoing review of amounts outstanding, length of collection periods, changes in reinsurer credit standing, disputes, applicable coverage defenses and other relevant factors.

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
As of March 31, 2021 and December 31, 2020, NSM holds an interest rate swap derivative instrument that meets the criteria for hedge accounting. See Note 9 — “Derivatives”.

Goodwill and Other Intangible Assets
Goodwill represents the excess of the amount paid to acquire subsidiaries over the fair value of identifiable net assets at the date of acquisition. Other intangible assets consist primarily of the Lloyds underwriting capacity, trade names, URL and online names, customer relationships and contracts, information technology platforms and insurance licenses.

Reinsurance Contracts Accounted for as Deposits
Reinsurance contracts that do not meet the risk transfer requirements necessary to be accounted for as reinsurance are accounted for using the deposit method. Under the deposit method, ceded premiums paid are not recognized through income but rather treated as a deposit. BAM entered into ceded reinsurance agreements with Fidus Re Ltd. (“Fidus Re”) during the second quarter of 2018 and the first quarter of 2021, which are both accounted for using the deposit method. See Note 10 — “Municipal Bond Guarantee Insurance”. The nonrefundable consideration paid by BAM to Fidus Re is charged to financing expense within general and administrative expenses.
Ark has an aggregate excess of loss contract with Third Point Reinsurance Ltd. (“Third Point Re”) in the amount of $50.0 million, which is accounted for using the deposit method. Ark earns an annual crediting rate of 3% which is recorded within other revenue. As of March 31, 2021, the carrying value of Ark’s deposit in Third Point Re, including accrued interest, was $51.7 million and is recorded in other assets.

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

Goodwill
On January 1, 2020, White Mountains adopted ASU 2017-04, Simplifying the Test for Goodwill Impairment (ASC 350), which changed the guidance on goodwill impairment testing. Under the new guidance, the qualitative assessment of the recoverability of goodwill remains the same, but the second step of the two-step qualitative test, which required calculation of the implied fair value of goodwill, has been eliminated. Instead, an impairment charge is recognized when the carrying value of a reporting unit exceeds its fair value. Any excess of carrying value over fair value is written down as an impairment. White Mountains did not identify any impairment indicators associated with its reporting units and therefore did not recognize an impairment of goodwill during the quarter ended March 31, 2021. White Mountains’s adoption of ASU 2017-04 did not have any impact on White Mountains’s financial statements.

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

Note 2. Significant Transactions

MediaAlpha
On October 30, 2020, MediaAlpha completed an initial public offering (the “MediaAlpha IPO”). In the offering, White Mountains sold 3.6 million shares at $19.00 per share ($17.67 per share net of underwriting fees) and received total proceeds of $63.8 million. White Mountains also received $55.0 million of net proceeds related to a dividend recapitalization at MediaAlpha. Following the MediaAlpha IPO, White Mountains owned 20.5 million MediaAlpha shares, representing a 35.0% ownership interest (32.3% on a fully-diluted, fully converted basis).
On March 23, 2021, MediaAlpha completed a secondary offering of 8.05 million shares. In the secondary offering, White Mountains sold 3.6 million shares at $46.00 per share ($44.62 per share net of underwriting fees) for net proceeds of $160.3 million. Following the completion of the offering, White Mountains owns 16.9 million shares, representing a 28.5% basic ownership interest (26.3% fully-diluted/fully-converted basis). At the March 31, 2021, closing price of $35.43 per share, the fair value of White Mountains’s remaining investment in MediaAlpha was $600.2 million. See Note 16 — “Equity-Method Eligible Investments”.

Ark
On October 1, 2020, White Mountains entered into a subscription and purchase agreement (the “Ark SPA”) with Ark and certain selling shareholders (collectively with Ark, the “Ark Sellers”). Certain Ark Sellers also entered into a related management warranty deed (together with the Ark SPA, the “Ark Acquisition Agreement”) pursuant to which they made certain warranties about the Ark business (collectively the “Ark Transaction”). Under the terms of the Ark SPA, White Mountains agreed to contribute $605.4 million of equity capital to Ark, at a pre-money valuation of $300.0 million, and purchase $40.9 million of shares from the Ark Sellers. White Mountains also agreed to contribute up to an additional $200.0 million of equity capital to Ark in 2021. In accordance with the Ark SPA, in the fourth quarter of 2020 White Mountains pre-funded/placed in escrow a total of $646.3 million in preparation for closing the Ark Transaction, including $280.0 million funded directly to Lloyd’s on behalf of Ark under the terms of a Deposit Trust Deed and $366.3 million placed in escrow, which is reflected on the balance sheet within the Other Operations segment as of December 31, 2020.
On January 1, 2021, White Mountains completed the Ark Transaction in accordance with the terms of the Ark SPA. As of March 31, 2021, White Mountains owned 72.0% of Ark on a basic shares outstanding basis (63.0% on a fully-diluted, fully-converted basis, taking account of management’s equity incentives). If the additional $200 million of equity capital that White Mountains has agreed to contribute to Ark is contributed in full, White Mountains will own 77.1% of Ark on a basic shares outstanding basis (67.5% on a fully-diluted, fully-converted basis). The remaining shares are owned by employees. In the future, management rollover shareholders could earn additional shares in the company if and to the extent that White Mountains achieves certain multiple of invested capital return thresholds. If fully earned, these additional shares would represent 12.5% of the shares outstanding at closing.
White Mountains recognized total assets acquired related to the Ark Transaction of $2.5 billion, including goodwill and other intangible assets of $292.5 million, and total liabilities of $1.7 billion, including contingent consideration of $22.5 million and non-controlling interest of $220.2 million. Ark incurred transaction costs of $25.3 million in the first quarter of 2021.

The following presents additional details of the assets acquired and liabilities assumed as of the January 1, 2021 acquisition date:

Millions	As of January 1, 2021
Investments	$594.3
Cash	52.0	(1)
Reinsurance recoverables	433.4
Insurance premiums receivable	236.7
Ceded unearned premiums	170.2
Value of in-force business acquired	71.7
Other assets	88.9
Loss and loss adjustment expense reserves	(696.0)
Unearned insurance premiums	(326.1)
Debt	(46.4)
Ceded reinsurance payable	(528.3)
Other liabilities	(25.9)
Net tangible assets acquired	24.5
Goodwill	116.8
Other intangible assets - syndicate underwriting capacity	175.7
Deferred tax liability on other intangible assets	(33.4)
Net assets acquired	$283.6
(1) Cash excludes the White Mountains cash contribution of $605.4 as part of the Ark transaction.

The acquisition date fair values of assets and liabilities, including insurance reserves and intangible assets, are provisional and are subject to revision within one year of the acquisition date.
The values of net tangible assets acquired and the resulting goodwill, other intangible assets and contingent consideration were recorded at fair value using Level 3 inputs. The majority of the tangible assets acquired and liabilities assumed were recorded at their carrying values, as their carrying values approximated their fair values due to their short-term nature. The fair values of goodwill, other intangible assets and the contingent consideration liability were internally estimated primarily based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets are expected to generate in the future. White Mountains developed internal estimates for the expected future cash flows and discount rates used in the present value calculations.
The value of in-force business acquired represents the estimated profits relating to the unexpired contracts, net of related prepaid reinsurance at the acquisition date through the expiration date of the contracts. The value of the syndicate underwriting capacity intangible asset was estimated using net cash flows attributable to Ark’s rights to write business in the Lloyd’s market. The value of the in-force business acquired and the syndicate underwriting capacity were estimated using a discounted cash flow method. Significant inputs to the valuation models include estimates of growth in premium revenues, investment returns, claim costs, expenses and discount rates based on a weighted average cost of capital.
In evaluating the fair value of Ark’s loss and loss adjustment expense reserves, White Mountains determined that the risk-free rate of interest was approximately equal to the risk factor reflecting the uncertainty within the reserves and that no adjustment was necessary.
Ark’s segment income and expenses for the three months ended March 31, 2021 are presented in Note 15 - “Segment Information.” Pro forma financial information for Ark for the three months ended March 31, 2020 has not been presented because as a private U.K. domiciled company Ark does not have quarterly financial reporting requirements and therefore quarterly financial information is not available for periods prior to the January 1, 2021 acquisition date.

NSM
On May 18, 2018, NSM acquired 100% of Fresh Insurance, which is an insurance broker that offers non-standard personal lines products in the United Kingdom. NSM paid $49.6 million of upfront cash consideration for Fresh Insurance. NSM borrowed $51.0 million to fund the transaction. During the nine months ended September 30, 2019, NSM paid a purchase price adjustment of an additional $0.7 million of consideration. The purchase price is subject to additional adjustments based upon growth in EBITDA during two earnout periods, one which ended in February 2020 and one ending in February 2022. NSM did not make any payments related to the first Fresh Insurance earnout period.
On April 12, 2021, NSM sold Fresh Insurance’s motor business. The assets and liabilities included in the transaction, principally goodwill, have been classified as held for sale as of March 31, 2021 and have been measured at their estimated fair values, net of disposal costs. As a result, White Mountains recognized a loss of $28.7 million. White Mountains determined that the transaction qualified as a held for sale business in the first quarter 2021, however, it did not meet the criteria to be classified as discontinued operations.

On December 3, 2018, NSM acquired all the net assets of KBK Insurance Group, Inc. (“KBK”), a specialized MGU focused on the towing and transportation space. NSM paid $60.0 million of upfront cash consideration for KBK. White Mountains contributed $29.0 million to NSM and NSM borrowed $30.1 million to fund the transaction. As of March 31, 2019, White Mountains determined that the relative values of goodwill and other intangible assets from the KBK transaction were $32.6 million and $32.7 million, reflecting acquisition date fair values, and recorded a liability of $5.9 million relating to the fair value of contingent consideration earnouts made in connection with the acquisition. The purchase price is subject to adjustments based upon growth in EBITDA during three earnout periods, one which ended in December 2019, one ending in December 2020 and one ending in December 2021. In the first quarter of 2021 and 2020, NSM paid $6.7 million and $6.4 million related to the first and second KBK earnout period. As of March 31, 2021, the KBK contingent consideration earnout liability was $6.4 million.
On April 7, 2020, NSM acquired 100% of Kingsbridge Group Limited (“Kingsbridge”), a leading provider of commercial lines insurance and consulting services for the professional contractor and freelancer markets in the United Kingdom. NSM paid £107.2 million (approximately $132.2 million based upon the foreign exchange spot rate at the date of acquisition) of upfront cash consideration for Kingsbridge. White Mountains contributed $80.3 million to NSM and NSM borrowed £42.5 million (approximately $52.4 million based upon the foreign exchange spot rate at the date of acquisition) to fund the transaction. During 2020, NSM determined that the relative values of goodwill and other intangible assets recorded in connection with the Kingsbridge transaction were $111.5 million and $20.2 million, reflecting acquisition date fair values. The purchase price is subject to adjustment based upon growth in EBITDA during an earnout period ending in January 2022. During 2020, NSM initially recorded a liability relating to the fair value of the Kingsbridge contingent consideration earnout of $4.1 million. During 2020, NSM recognized pre-tax income of $4.1 million for the change in fair value of the Kingsbridge contingent consideration earnout liability and a foreign currency translation unrealized gain of $0.3 million. As of March 31, 2021, the Kingsbridge contingent consideration earnout liability was $0.2 million.
The contingent consideration earnout liabilities related to NSM’s acquisitions are subject to adjustments based upon EBITDA, EBITDA projections, and present value factors for acquired entities. For the three months ended March 31, 2021 and 2020, NSM recognized no pre-tax (revenue) expense and $(0.6) million pre-tax revenue for the change in the fair value of its contingent consideration earnout liabilities. Any future adjustments to contingent consideration earnout liabilities under the agreements will be recognized through pre-tax income. As of March 31, 2021 and December 31, 2020, NSM recorded total contingent consideration earnout liabilities of $7.9 million and $14.6 million.

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
As a result of the transaction, White Mountains’s re-evaluated its accounting treatment for PassportCard and DavidShield. Because White Mountains does not have the unilateral power to direct the operations of PassportCard or DavidShield, White Mountains does not hold a controlling financial interest in either PassportCard or DavidShield and does not consolidate either entity. White Mountains’s ownership interest gives White Mountains the opportunity to exert significant influence over the significant financial and operating activities of PassportCard and DavidShield. Accordingly, PassportCard and DavidShield meet the criteria to be accounted for under the equity method. White Mountains has taken the fair value option for its investment in PassportCard and DavidShield. Changes in the fair value of PassportCard and DavidShield are recorded in realized and unrealized investment gains. White Mountains’s maximum exposure to loss on its equity investment in PassportCard/DavidShield and the non-interest bearing loan to its partner is limited to the total carrying value of $104.2 million.

Note 3.  Loss and Loss Adjustment Expense Reserves

Ark establishes loss and loss adjustment expense (“LAE”) reserves that are estimates of amounts needed to pay claims and related expenses in the future for insured events that have already occurred. The process of estimating reserves involves a considerable degree of judgment by management and, as of any given date, is inherently uncertain.
Loss and LAE reserves typically comprise case reserves for claims reported and reserves for losses that have occurred but for which claims have not yet been reported, referred to as incurred but not reported (“IBNR”) reserves. IBNR reserves include a provision for expected future development on case reserves. Case reserves are estimated based on the experience and knowledge of claims staff regarding the nature and potential cost of each claim and are adjusted as additional information becomes known or payments are made. IBNR reserves are typically derived by subtracting paid loss and LAE and case reserves from estimates of ultimate losses and LAE. Actuaries estimate ultimate loss and LAE using various generally accepted actuarial methods applied to known losses and other relevant information. Like case reserves, IBNR reserves are adjusted as additional information becomes known or payments are made.
Ultimate loss and LAE are generally determined by extrapolation of claim emergence and settlement patterns observed in the past that can reasonably be expected to persist into the future. In forecasting ultimate loss and LAE with respect to any line of business, past experience with respect to that line of business is the primary resource, but cannot be relied upon in isolation. Ark’s own experience, particularly claims development experience, such as trends in case reserves, payments on and closings of claims, as well as changes in business mix and coverage limits, is the most important information for estimating its reserves. Ultimate loss and LAE for major losses and catastrophes are estimated based on the known and expected exposures to the loss event, rather than simply relying on the extrapolation of reported and settled claims.
Uncertainties in estimating ultimate loss and LAE are magnified by the time lag between when a claim actually occurs and when it is reported and eventually settled. This time lag is sometimes referred to as the “claim-tail”. The claim-tail for most property coverages is typically short (usually a few days up to a few months). The claim-tail for liability/casualty coverages can be quite long as claims are often reported and ultimately paid or settled years after the related loss events occur. During the long claims reporting and settlement period, additional facts regarding coverages written in prior accident years, as well as about actual claims and trends may become known and, as a result, Ark may adjust its reserves. If management determines that an adjustment is appropriate, the adjustment is booked in the accounting period in which such determination is made. Accordingly, should reserves need to be increased or decreased in the future from amounts currently established, future results of operations would be negatively or positively impacted.
In determining ultimate loss and LAE, the cost to indemnify claimants, provide needed legal defense and other services for insureds and administer the investigation and adjustment of claims are considered. These claim costs are influenced by many factors that change over time, such as expanded coverage definitions as a result of new court decisions, inflation in costs to repair or replace damaged property, inflation in the cost of services and legislated changes in statutory benefits, as well as by the particular, unique facts that pertain to each claim. As a result, the rate at which claims arose in the past and the costs to settle them may not always be representative of what will occur in the future. The factors influencing changes in claim costs are often difficult to isolate or quantify and developments in paid and incurred losses from historical trends are frequently subject to multiple and conflicting interpretations. Changes in coverage terms or claims handling practices may also cause future experience and/or development patterns to vary from the past. Because of the factors previously discussed, the process requires the use of informed judgment and is inherently uncertain.
Ark performs an actuarial review of its recorded reserves each quarter, using several generally accepted actuarial methods to evaluate its loss reserves, each of which has its own strengths and weaknesses. Management places more or less reliance on a particular method based on the facts and circumstances at the time the reserve estimates are made.

The following table summarizes the loss and LAE reserve activities of Ark’s insurance and reinsurance subsidiaries for the three months ended March 31, 2021:

Millions	Three Months Ended March 31, 2021
Gross beginning balance as of January 1, 2021	$696.0
Less: beginning reinsurance recoverable on unpaid losses	(433.4)
Net loss and LAE reserves	262.6

Loss and LAE incurred relating to:
Current year losses	65.5
Prior year losses	.5
Total incurred losses and LAE	66.0

Foreign currency translation adjustment to loss and LAE reserves	.7

Loss and LAE paid relating to:
Current year losses	(5.2)
Prior year losses	(19.7)
Total loss and LAE payments	(24.9)

Net ending balance	304.4
Plus: ending reinsurance recoverable on unpaid losses	447.5
Gross ending balance as of March 31, 2021	$751.9

See Note 10 — “Municipal Bond Guarantee Insurance” for loss and LAE reserve balances related to White Mountains financial guarantee business.

Note 4.  Third Party Reinsurance

In the normal course of business, Ark may seek to limit losses that may arise from catastrophes or other events by reinsuring with third party reinsurers. Ark remains liable for risks reinsured in the event that the reinsurer does not honor its obligations under reinsurance contracts. The following table summarizes the effects of reinsurance on written and earned premiums and on losses and LAE for Ark.

Three Months Ended March 31, 2021
Millions
Written premiums:
Gross	$404.5
Ceded	(62.1)
Net written premiums	$342.4
Earned premiums:
Gross	$162.6
Ceded	(58.0)
Net earned premiums	$104.6
Losses and LAE:
Gross	$115.6
Ceded	(49.6)
Net Losses and LAE	$66.0

As of March 31, 2021, Ark had $447.5 million and $1.5 million of reinsurance recoverables on unpaid and paid losses. As reinsurance contracts do not relieve Ark of its obligation to its policyholders, Ark seeks to reduce the credit risk associated with reinsurance balances by avoiding over-reliance on specific reinsurers through the application of concentration limits and thresholds. Ark is selective with its reinsurers, placing reinsurance with only those reinsurers having a strong financial condition. Ark monitors the financial strength of its reinsurers on an ongoing basis.
As of March 31, 2021, Ark’s reinsurance recoverables on unpaid losses of $447.5 million included $331.0 million related to TPC Providers, which are collateralized. Of the remaining $116.5 million of reinsurance recoverables on unpaid losses, 90% are from reinsurers with an A.M. Best rating of “A” (Excellent, which is the third highest of 16 financial strength ratings).
See Note 10 — “Municipal Bond Guarantee Insurance” for third-party reinsurance balances related to White Mountains financial guarantee business.

Note 5.  Investment Securities

White Mountains’s portfolio of investment securities held for general investment purposes consists of fixed maturity investments, short-term investments, common equity securities, its investment in MediaAlpha and other long-term investments, which are classified as trading securities. Trading securities are reported at fair value as of the balance sheet date.  Net realized and unrealized investment gains (losses) on trading securities are reported in pre-tax revenues.
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
Realized investment gains (losses) resulting from sales of investment securities are accounted for using the specific identification method. Premiums and discounts on all fixed maturity investments are amortized or accreted to income over the anticipated life of the investment. Short-term investments consist of interest-bearing money market funds, certificates of deposit and other securities, which at the time of purchase, mature or become available for use within one year.  Short-term investments are carried at fair value as of March 31, 2021 and December 31, 2020.
Other long-term investments consist primarily of unconsolidated entities, including Kudu’s Participation Contracts, private equity funds, a hedge fund, Lloyd’s trust deposits, a bank loan fund, ILS funds and private debt instruments.

Net Investment Income

White Mountains’s net investment income is comprised primarily of interest income associated with White Mountains’s fixed maturity investments and short-term investments, dividend income from common equity securities, distributions from its investment in MediaAlpha and distributions from other long-term investments.
The following table presents pre-tax net investment income for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
Millions	2021	2020
Fixed maturity investments	$6.5	$8.1
Short-term investments	1.6	.8
Common equity securities	—	3.8
Investment in MediaAlpha	—	2.4
Other long-term investments	13.8	8.1
Amount attributable to TPC Providers	(.9)	—
Total investment income	21.0	23.2
Third-party investment expenses	(.4)	(.3)
Net investment income, pre-tax	$20.6	$22.9

Net Realized and Unrealized Investment Gains (Losses)

The following table presents net realized and unrealized investment gains (losses) for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
Millions	2021	2020
Fixed maturity investments	$(25.4)	$2.2
Short-term investments	(1.3)	.4
Common equity securities	1.0	(140.8)
Investment in MediaAlpha	(41.7)	30.0
Other long-term investments	28.1	(48.5)
Amount attributable to TPC Providers	(1.3)	—
Net realized and unrealized investment losses (1)	(40.6)	(156.7)
Less: net losses on investment securities sold during the period	(.2)	(8.7)
Net realized and unrealized investment losses on investment securities held at the end of the period	$(40.4)	$(148.0)
(1) For the three months ended March 31, 2021 and 2020, includes $(0.2) and $(0.4) of realized and unrealized investment losses related to foreign currency exchange.

The following table presents total gains (losses) included in earnings attributable to net unrealized investment gains (losses) for Level 3 investments for the three months ended March 31, 2021 and 2020 for investments still held at the end of the period:

	Three Months Ended
	March 31,
Millions	2021	2020
Other long-term investments	$16.7	$(9.4)
Total net unrealized investment gains (losses), pre-tax - Level 3 investments	$16.7	$(9.4)

Investment Holdings

The following tables present the cost or amortized cost, gross unrealized investment gains (losses) and carrying values of White Mountains’s fixed maturity investments as of March 31, 2021 and December 31, 2020:

	March 31, 2021
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Foreign Currency Gains	Carrying Value
U.S. Government and agency obligations	$220.1	$2.1	$(.6)	$—	$221.6
Debt securities issued by corporations	678.6	13.9	(5.7)	.1	686.9
Municipal obligations	269.4	15.4	(1.0)	—	283.8
Mortgage and asset-backed securities	225.8	5.4	(1.3)	—	229.9
Collateralized loan obligations	59.5	—	(.1)	—	59.4
Total fixed maturity investments	$1,453.4	$36.8	$(8.7)	$.1	$1,481.6

	December 31, 2020
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
U.S. Government and agency obligations	$173.2	$3.1	$—	$176.3
Debt securities issued by corporations	522.8	24.7	(.1)	547.4
Municipal obligations	244.0	21.0	—	265.0
Mortgage and asset-backed securities	211.7	6.8	—	218.5
Total fixed maturity investments	$1,151.7	$55.6	$(.1)	$1,207.2

The following tables present the cost or amortized cost, gross unrealized investment gains (losses), net foreign currency gains (losses), and carrying values of common equity securities, White Mountains’s investment in MediaAlpha and other long-term investments as of March 31, 2021 and December 31, 2020:

	March 31, 2021
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Foreign Currency Gains (Losses)	Carrying Value
Common equity securities	$117.6	$1.1	$(.2)	$.1	$118.6
Investment in MediaAlpha	$—	$600.2	$—	$—	$600.2
Other long-term investments	$965.5	$125.8	$(56.5)	$(2.6)	$1,032.2

	December 31, 2020
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Foreign Currency Gains	Carrying Value
Common equity securities	$—	$—	$—	$—	$—
Investment in MediaAlpha	$—	$802.2	$—	$—	$802.2
Other long-term investments	$767.4	$95.8	$(78.1)	$1.7	$786.8

Fair Value Measurements as of March 31, 2021

As of March 31, 2021 and December 31, 2020, White Mountains used quoted market prices or other observable inputs to determine fair value for approximately 73% of the investment portfolio.

Fair Value Measurements by Level

The following tables present White Mountains’s fair value measurements for investments as of March 31, 2021 and December 31, 2020 by level. The major security types were based on the legal form of the securities. White Mountains has disaggregated its fixed maturity investments based on the issuing entity type, which impacts credit quality, with debt securities issued by U.S. government entities carrying minimal credit risk, while the credit and other risks associated with other issuers, such as corporations, municipalities or entities issuing mortgage and asset-backed securities vary depending on the nature of the issuing entity type. White Mountains further disaggregates debt securities issued by corporations by industry sector because investors often reference commonly used benchmarks and their subsectors to monitor risk and performance. Accordingly, White Mountains has further disaggregated this asset class into subclasses based on the similar sectors and industry classifications it uses to evaluate investment risk and performance against commonly used benchmarks, such as the Bloomberg Barclays U.S. Intermediate Aggregate.

	March 31, 2021
Millions	Fair Value	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. Government and agency obligations	$221.6	$221.6	$—	$—

Debt securities issued by corporations:
Financials	183.1	—	183.1	—
Consumer	96.3	—	96.3	—
Technology	81.9	—	81.9	—
Healthcare	76.6	—	76.6	—
Industrial	74.2	—	74.2	—
Communications	53.4	—	53.4	—
Utilities	51.4	—	51.4	—
Energy	39.3	—	39.3	—
Materials	30.7	—	30.7	—
Total debt securities issued by corporations	686.9	—	686.9	—

Municipal obligations	283.8	—	283.8	—
Mortgage and asset-backed securities	229.9	—	229.9	—
Collateralized loan obligations	59.4	—	59.4	—
Total fixed maturity investments	1,481.6	221.6	1,260.0	—

Short-term investments	625.8	481.2	144.6	—

Common equity securities (1)	118.6	—	118.6	—
Investment in MediaAlpha	600.2	600.2	—	—
Other long-term investments	656.4	—	—	656.4
Other long-term investments — NAV (2)	375.8	—	—	—
Total other long-term investments	1,032.2	—	—	656.4
Total investments	$3,858.4	$1,303.0	$1,523.2	$656.4
(1) Consist of investments in listed funds that predominantly invest in international equities.
(2) Consists of private equity funds, a hedge funds, Lloyd’s trust deposits, a bank loan fund and ILS funds for which fair value is measured at NAV using the practical expedient. Investments for which fair value is measured at NAV are not classified within the fair value hierarchy.

	December 31, 2020
Millions	Fair Value	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. Government and agency obligations	$176.3	$176.3	$—	$—

Debt securities issued by corporations:
Financials	133.9	—	133.9
Consumer	81.9	—	81.9	—
Industrial	66.9	—	66.9	—
Technology	66.7	—	66.7	—
Healthcare	51.5	—	51.5	—
Communications	44.5	—	44.5	—
Energy	35.8	—	35.8	—
Materials	33.9	—	33.9	—
Utilities	32.3	—	32.3	—
Total debt securities issued by corporations	547.4	—	547.4	—

Municipal obligations	265.0	—	265.0	—
Mortgage and asset-backed securities	218.5	—	218.5	—
Total fixed maturity investments	1,207.2	176.3	1,030.9	—

Short-term investments	142.9	142.9	—	—

Investment in MediaAlpha	802.2	802.2	—	—

Other long-term investments	614.2	—	—	614.2
Other long-term investments — NAV (1)	172.6	—	—	—
Total other long-term investments	786.8	—	—	614.2
Total investments	$2,939.1	$1,121.4	$1,030.9	$614.2
(1) Consists of private equity funds and ILS funds for which fair value is measured at NAV using the practical expedient. Investments for which fair value is measured at NAV are not classified within the fair value hierarchy.

Debt Securities Issued by Corporations

The following table presents the credit ratings of debt securities issued by corporations held in White Mountains’s investment portfolio as of March 31, 2021 and December 31, 2020:

	Fair Value at
Millions	March 31, 2021	December 31, 2020
AAA	$12.7	$10.6
AA	60.2	57.9
A	353.2	318.3
BBB	250.9	159.6
BB	1.0	1.0
Other	8.9	—
Debt securities issued by corporations (1)	$686.9	$547.4
(1)    Credit ratings are based upon issuer credit ratings provided by Standard & Poor’s Financial Services LLC (“Standard & Poor’s”), or if unrated by Standard & Poor’s, long-term obligation ratings provided by Moody’s Investor Service, Inc.

Mortgage and Asset-backed Securities and Collateralized Loan Obligations

The following table presents the fair value of White Mountains’s mortgage and asset-backed securities and collateralized loan obligations as of March 31, 2021 and December 31, 2020:

	March 31, 2021			December 31, 2020
Millions	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
Mortgage-backed securities:
Agency:
FNMA	$98.4	$98.4	$—	$88.7	$88.7	$—
FHLMC	76.9	76.9	—	70.1	70.1	—
GNMA	36.7	36.7	—	40.6	40.6	—
Total agency (1)	212.0	212.0	—	199.4	199.4	—
Non-agency: Residential	.6	.6	—	—	—	—
Total non-agency	.6	.6	—	—	—	—
Total mortgage-backed securities	212.6	212.6	—	199.4	199.4	—
Other asset-backed securities:
Credit card receivables	11.3	11.3	—	11.3	11.3	—
Vehicle receivables	6.0	6.0	—	7.8	7.8	—
Total other asset-backed securities	17.3	17.3	—	19.1	19.1	—
Total mortgage and asset-backed securities	229.9	229.9	—	218.5	218.5	—
Collateralized loan obligations	59.4	59.4	—	—	—	—
Total mortgage and asset-backed securities and collateralized loan obligations	$289.3	$289.3	$—	$218.5	$218.5	$—
(1)    Represents publicly traded mortgage-backed securities which carry the full faith and credit guaranty of the U.S. Government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

As of March 31, 2021, White Mountains’s investment portfolio included $59.4 million of collateralized loan obligations that are within the senior tranches of their respective fund securitization structures. All of White Mountains’s collateral loan obligations were rated AAA or AA as of March 31, 2021.

Investment in MediaAlpha

On October 30, 2020, MediaAlpha completed the MediaAlpha IPO. In the offering, White Mountains sold 3.6 million shares at $19.00 per share ($17.67 per share net of underwriting discount) and received total proceeds of $63.8 million. White Mountains also received $55.0 million of net proceeds related to a dividend recapitalization at MediaAlpha. Following the MediaAlpha IPO, White Mountains owned 20.5 million MediaAlpha shares, representing a 35.0% ownership interest (32.3% on a fully-diluted, fully converted basis). At the December 31, 2020 closing price of $39.07 per share, the fair value of White Mountains’s remaining investment in MediaAlpha was $802.2 million. Subsequent to the MediaAlpha IPO, White Mountains’s investment in MediaAlpha is accounted for at fair value based on the publicly traded share price of MediaAlpha’s common stock and White Mountains presents its investment in MediaAlpha as a separate line item on the balance sheet.
On March 23, 2021, MediaAlpha completed a secondary offering of 8.05 million shares. In the secondary offering, White Mountains sold 3.6 million shares at $46.00 per share ($44.62 per share net of underwriting fees) for net proceeds of $160.3 million. Following the completion of the offering, White Mountains owns 16.9 million shares, representing a 28.5% basic ownership interest (26.3% fully-diluted/fully-converted basis). At the March 31, 2021 closing price of $35.43 per share, the fair value of White Mountains’s remaining investment in MediaAlpha was $600.2 million. See Note 16 — “Equity-Method Eligible Investments”.

Other Long-Term Investments

The following table presents the carrying values of White Mountains’s other long-term investments as of March 31, 2021 and December 31, 2020:

	Carrying Value at
Millions	March 31, 2021	December 31, 2020
Kudu’s Participation Contracts	$427.4	$400.6
PassportCard/DavidShield	95.0	95.0
Elementum Holdings L.P.	56.7	55.1
Other unconsolidated entities (1)	43.3	42.4
Total unconsolidated entities (2)	622.4	593.1
Private equity funds and hedge funds	133.5	121.2
Lloyd’s trust deposits	99.2	—
Bank loan fund	89.2	—
ILS funds	53.8	51.4
Private debt investments (2)	21.0	21.1
Other	13.1	—
Total other long-term investments	$1,032.2	$786.8
(1) Includes White Mountains’s non-controlling equity interests in certain private common equity securities, limited liability companies and convertible preferred securities and Simple Agreement for Future Equity (“SAFE”) investments.
(2) See Fair Value Measurements by Level table.

Private Equity Funds and Hedge Funds
White Mountains invests in private equity funds and hedge funds, which are included in other long-term investments. The fair value of these investments is generally estimated using the net asset value (“NAV”) of the funds. As of March 31, 2021, White Mountains held investments in thirteen private equity funds and one hedge fund. The largest investment in a single private equity fund or hedge fund was $23.5 million as of March 31, 2021 and $29.1 million as of December 31, 2020.
The following table presents investments and unfunded commitments in private equity funds and hedge funds by investment objective and sector as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
Millions	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Private equity funds
Aerospace/Defense/Government	$73.0	$14.0	$69.1	$15.3
Financial services	43.2	35.3	23.5	30.4
Real estate	4.0	3.0	—	—
Manufacturing/Industrial	1.3	—	28.6	—
Total private equity funds	121.5	52.3	121.2	45.7
Hedge funds
European small/mid cap	12.0	—	—	—
Total hedge funds	12.0	—	—	—
Total private equity funds and hedge funds included in other long-term investments	$133.5	$52.3	$121.2	$45.7

Investments in private equity funds are generally subject to a lock-up period during which investors may not request a redemption. Distributions prior to the expected termination date of the fund may be limited to dividends or proceeds arising from the liquidation of the fund’s underlying investments. In addition, certain private equity funds have the option to extend the lock-up period.
The following table presents investments in private equity funds that were subject to lock-up periods as of March 31, 2021:

Millions	1 – 3 years	3 – 5 years	5 – 10 years	>10 years	Total
Private equity funds — expected lock-up period remaining	$6.8	$27.0	$74.5	$13.2	$121.5

Investors in private equity funds are generally subject to indemnification obligations outside of the capital commitment period and prior to the winding up of the fund. As of March 31, 2021 and December 31, 2020, White Mountains is not aware of any indemnification claims relating to its investments in private equity funds.
Redemption of investments in most hedge funds is subject to restrictions, including lock-up periods where no redemptions or withdrawals are allowed, restrictions on redemption frequency and advance notice periods for redemptions. Amounts requested for redemptions remain subject to market fluctuations until the redemption effective date, which generally falls at the end of the defined redemption period. White Mountains’s hedge fund investment is subject to a perpetual two-year restriction on redemption frequency from the initial investment in the fund and a 90-days advanced notice period requirement.

Lloyd’s Trust Deposits
White Mountains’s other long-term investments include Lloyd’s Trust Deposits, which consists of overseas deposits and Canadian comingled pooled funds. The Lloyd’s Trust Deposits invest primarily in short-term government securities, agency securities and corporate bonds held in trusts that are managed by Lloyd's of London. These investments are required of Lloyd's syndicates to protect policyholders in overseas markets and are pledged into Lloyd’s trust accounts to provide a portion of the capital needed to support obligations at Lloyd’s. The fair value of the Lloyd’s Trust Deposits is generally estimated using the NAV of the funds. As of March 31, 2021, White Mountains held Lloyd’s Trust Deposits with a fair value of $99.2 million.

Bank Loan Fund
White Mountains’s other long-term investments include a bank loan fund with a fair value of $89.2 million as of March 31, 2021. The fair value of this investment is estimated using the NAV of the fund. The bank loan fund’s investment objective is to provide, on an unleveraged basis, high current income consistent with preservation of capital and low duration. The bank loan fund primarily invests in a broad portfolio of U.S. dollar-denominated, non-investment grade, floating-rate senior secured loans and may invest in other financial instruments, such as secured and unsecured corporate debt, credit default swaps, reverse repurchase agreements and synthetic indices and cash and cash equivalents.
The investment in the bank loan fund is subject to restrictions on redemption frequency and advance notice periods for redemptions. Amounts requested for redemptions remain subject to market fluctuations until the redemption effective date, which generally falls at the end of the defined redemption period. White Mountains may redeem all or a portion of its bank loan fund investment as of any calendar month-end upon 15 calendar days advanced written notice.

Insurance-Linked Securities Funds
White Mountains’s other long-term investments include ILS fund investments. The fair value of these investments is generally estimated using the NAV of the funds. As of March 31, 2021, White Mountains held investments in ILS funds with a fair value of $53.8 million.
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
One of the ILS funds in White Mountains’s portfolio requires shareholders to provide advance redemption notice on or before September 15 of each calendar year. Amounts requested for redemption in this fund remain subject to market fluctuation until the underlying investment has fully matured or been commuted, which may be up to a period of three years from the start of each calendar year.

Rollforward of Fair Value Measurements by Level

 White Mountains uses quoted market prices where available as the inputs to estimate fair value for its investments in active markets. Such measurements are considered to be either Level 1 or Level 2 measurements, depending on whether the quoted market price inputs are for identical securities (Level 1) or similar securities (Level 2). Level 3 measurements for fixed maturity investments, common equity securities and other long-term investments as of March 31, 2021 and 2020 consist of securities for which the estimated fair value has not been determined based upon quoted market price inputs for identical or similar securities.
The following tables present the changes in White Mountains’s fair value measurements by level for the three months ended March 31, 2021 and 2020:

			Level 3 Investments	Other Long-term Investments Measured at NAV (1)
Millions	Level 1 Investments	Level 2 Investments	Other Long-term Investments		Total
Balance at December 31, 2020	$978.5	$1,030.9	$614.2	$172.6	$2,796.2	(2)
Net realized and unrealized (losses) gains	(43.2)	(22.9)	16.7	11.4	(38.0)	(3)
Amortization/Accretion	—	(1.4)	—	—	(1.4)
Purchases	53.4	426.4	17.5	94.5	591.8
Sales	(166.9)	(122.6)	(1.6)	(38.5)	(329.6)
Effect of Ark Transaction	—	68.2	9.6	135.8	213.6
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Balance at March 31, 2021	$821.8	$1,378.6	$656.4	$375.8	$3,232.6	(1)
(1) Consists of private equity funds, a hedge fund, Lloyd’s trust deposits, bank loans, and ILS funds for which fair value is measured at NAV using the practical expedient. Investments for which fair value is measured at NAV are not classified within the fair value hierarchy. See Note 1 — “Basis of Presentation and Significant Accounting Policies”.
(2) Excludes carrying value of $625.8 and $142.9 as of March 31, 2021 and December 31, 2020 classified as short-term investments.
(3) Excludes realized and unrealized losses associated with short-term investments of $(1.3) and includes amounts attributable to TPC Providers of $1.3 for the three months ended March 31, 2021.

				Level 3 Investments	Other Long-term Investments Measured at NAV (1)
Millions	Level 1 Investments	Level 2 Investments	Common equity securities	Other Long- term Investments and Investment in MediaAlpha Pre-IPO		Total
Balance at December 31, 2019	$780.0	$1,109.6	$.1	$654.0	$202.3	$2,746.0	(2)
Net realized and unrealized losses	(98.7)	(39.9)	—	(9.7)	(8.8)	(157.1)	(3)
Amortization/Accretion	—	(.8)	—	—	—	(.8)
Purchases	74.2	126.8	—	24.7	7.2	232.9
Sales	(109.9)	(105.4)	—	(8.1)	(56.0)	(279.4)
Transfers in	—	—	—	—	—	—
Transfers out	—	—	—	—	—	—
Balance at March 31, 2020	$645.6	$1,090.3	$.1	$660.9	$144.7	$2,541.6	(2)
(1) Includes private equity funds, a hedge fund and ILS funds for which fair value is measured at NAV using the practical expedient are no longer classified within the fair value hierarchy. See Note 1 — “Basis of Presentation and Significant Accounting Policies”.
(2) Excludes carrying value of $137.6 and $201.2 as of March 31, 2020 and December 31, 2019 classified as short-term investments.
(3) Excludes realized and unrealized losses associated with short-term investments of $0.4 for the three months ended March 31, 2020.

Fair Value Measurements — Transfers Between Levels - Three-months ended March 31, 2021 and 2020
Transfers between levels are recorded using the fair value measurement as of the end of the quarterly period in which the event or change in circumstance giving rise to the transfer occurred.
During the first three months of 2021 and 2020, there were no fixed maturity investments or other long-term investments classified as Level 3 measurements in the prior period that were transferred to Level 2 measurements.
During the first three months of 2021 and 2020, there were no fixed maturity investments or other long-term investments classified as Level 2 measurements in the prior period that were transferred to Level 3 measurements.

Significant Unobservable Inputs

The following tables present significant unobservable inputs used in estimating the fair value of White Mountains’s other long-term investments, other than private equity funds, hedge funds, Lloyd’s trust deposits, bank loans funds and ILS funds, classified within Level 3 as of March 31, 2021 and December 31, 2020. The fair value of investments in private equity funds, hedge funds, Lloyd’s trust deposits, bank loans funds and ILS funds are generally estimated using the NAV of the funds.

$ in Millions	March 31, 2021
Description	Valuation Technique(s) (1)	Fair Value (2)	Unobservable Inputs
			Discount Rate (3)(4)	Terminal Cash Flow Exit Multiple (x) or Terminal Revenue Growth Rate (%) (4)
Kudu’s Participation Contracts (5)	Discounted cash flow	$427.4	18% - 23%	7x - 12x
PassportCard/DavidShield	Discounted cash flow	$95.0	23%	4%
Elementum Holdings, L.P.	Discounted cash flow	$56.7	17%	4%
Private debt instruments	Discounted cash flow	$17.0	4% - 8%	N/A
All other	Discounted cash flow	$19.8	20% - 24%	4%
New Market Solutions, LLC	Recent transaction	$9.9	Transaction price:	$9.9
Noblr, Inc.	Recent transaction	$8.7	Transaction price:	$8.7
Zillion Insurance Services, Inc.	Recent transaction	$5.0	Transaction price:	$5.0
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
(5) In the first quarter of 2021, Kudu deployed a total of $10.9 in TIG Advisors LLC, an existing Kudu Participation Contract.

$ in Millions	December 31, 2020
Description	Valuation Technique(s) (1)	Fair Value (2)	Unobservable Inputs
			Discount Rate (3)(4)	Terminal Cash Flow Exit Multiple (x) or Terminal Revenue Growth Rate (%) (4)
Kudu’s Participation Contracts (5)	Discounted cash flow	$400.6	18% - 23%	7x - 12x
PassportCard/DavidShield (6)	Discounted cash flow	$95.0	23%	4%
Elementum Holdings, L.P.	Discounted cash flow	$55.1	17%	4%
Private debt instruments	Discounted cash flow	$17.1	4% - 8%	N/A
All other	Discounted cash flow	$18.8	20% - 24%	4%
New Market Solutions, LLC	Recent transaction	$9.9	Transaction price:	$9.9
Noblr, Inc.	Recent transaction	$8.7	Transaction price:	$8.7
Zillion Insurance Services, Inc.(7)	Recent transaction	$5.0	Transaction price:	$5.0
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
(6) In 2020, White Mountains made an additional $15.0 investment in PassportCard/DavidShield. See Note 2 — “Significant Transactions”.
(7) In 2020, White Mountains made an additional $2.5 investment in Zillion Insurance Services, Inc.

Note 6. Goodwill and Other Intangible Assets

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
The following table presents the acquisition date fair values, accumulated amortization and net carrying values for other intangible assets and goodwill, by segment as of March 31, 2021 and December 31, 2020:

$ in Millions	Weighted Average Economic Life (in years)	March 31, 2021				December 31, 2020
		Acquisition Date Fair Value	Accumulated Amortization	Impairments and Amounts Allocated to Held for Sale	Net Carrying Value	Acquisition Date Fair Value	Accumulated Amortization	Impairments	Net Carrying Value
Goodwill:
Ark	N/A	$116.8	$—	$—	$116.8	$—	$—	$—	$—
NSM (1)	N/A	507.9	—	30.2	477.7	506.4	—	—	506.4
Kudu	N/A	7.6	—	—	7.6	7.6	—	—	7.6
Other Operations	N/A	11.3	—	—	11.3	11.5	—	—	11.5
Total goodwill		643.6	—	30.2	613.4	525.5	—	—	525.5

Other intangible assets:
Ark
Underwriting Capacity	N/A	175.7	—	—	175.7	—	—	—	—

NSM (1)
Customer relationships	8.9	136.4	41.7	3.5	91.2	136.2	36.7	3.5	96.0
Trade names	16	65.4	9.1	1.0	55.3	65.4	8.3	1.0	56.1
Information technology platform	0	3.1	1.4	1.7	—	3.1	1.4	1.7	—
Renewal rights	12	82.5	7.6	—	74.9	82.5	4.9		77.6
Other	3.4	1.7	1.1	—	.6	1.7	1.0		.7
Subtotal		289.1	60.9	6.2	222.0	288.9	52.3	6.2	230.4

Kudu
Trade names	7	2.2	.7	—	1.5	2.2	.6	—	1.6

Other Operations
Trade names	9.6	3.6	.4	—	3.2	3.6	.3	—	3.3
Customer relationships	10.7	14.2	1.8	—	12.4	14.2	1.4	—	12.8
Insurance Licenses	N/A	8.6	—	—	8.6	8.6	—	—	8.6
Other	5.4	.3	.1	—	.2	.3	.1	—	.2
Subtotal		26.7	2.3	—	24.4	26.7	1.8	—	24.9
Total other intangible assets		493.7	63.9	6.2	423.6	317.8	54.7	6.2	256.9
Total goodwill and other intangible assets		$1,137.3	$63.9	$36.4	1,037.0	$843.3	$54.7	6.2	782.4
Goodwill and other intangible assets attributed to non-controlling interests					(108.4)				(28.1)
Goodwill and other intangible assets included in White Mountains’s common shareholders’ equity					$928.6				$754.3
(1) As of March 31, 2021, NSM’s goodwill and intangible assets included $1.5 and $0.2 of the effect of foreign currency translation. As of December 31, 2020, NSM’s goodwill and intangible assets included $13.4 and $1.6 of the effect of foreign currency translation.

The goodwill recognized for the entities shown above is attributed to expected future cash flows. The acquisition date fair values of other intangible assets with finite lives are estimated using income approach techniques, which use future expected cash flows to develop a discounted present value amount.

The multi-period-excess-earnings method estimates fair value using the present value of the incremental after-tax cash flows attributable solely to the other intangible asset over its remaining life. This approach was used to estimate the fair value of other intangible assets associated with the underwriting capacity, trade names, customer relationships and contracts and information technology.
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
The following table presents a summary of the acquisition date fair values of goodwill and other intangible assets for acquisitions completed from January 1, 2020 through March 31, 2021:

$ in Millions
Acquisition of subsidiary/ asset	Goodwill and Other intangible asset (1)	Acquisition Date
Kingsbridge	$131.7	April 7, 2020
Ark	$292.5	January 1, 2021
Other Operations	$15.2	July 2, 2020
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
In April 2021, NSM sold Fresh Insurance’s motor business. The assets and liabilities included in the transaction, principally goodwill, have been classified as held for sale as of March 31, 2021 and have been measured at their estimated fair values, net of disposal costs. In connection with the classification of the Fresh Insurance’s motor business as held for sale, White Mountains recognized a loss of $28.7 million. See Note 2 — “Significant Transactions”.
During the three months ended March 31, 2021, White Mountains concluded that there was no impairment of the intangible assets associated with NSM.
The following tables present the change in goodwill and other intangible assets for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021			2020
Millions	Goodwill	Other Intangible Assets	Total Goodwill and Other Intangible Assets	Goodwill	Other Intangible Assets	Total Goodwill and Other Intangible Assets
Beginning balance	$525.5	$256.9	$782.4	$394.7	$260.0	$654.7
Ark Transaction	116.8	175.7	292.5	—	—	—
Foreign currency translation	1.5	.2	1.7	(2.5)	(.5)	(3.0)
Loss on assets held for sale (1)	(30.2)	—	(30.2)	—	—	—
Measurement period adjustments (2)	(.2)	—	(.2)	.2	—	.2
Amortization	—	(9.2)	(9.2)	—	(5.1)	(5.1)
Ending balance	$613.4	$423.6	$1,037.0	$392.4	$254.4	$646.8
(1) Relates to the sale of NSM’s Fresh motor business recorded in the first quarter of 2021.This amounts excludes $1.5 of net proceeds related to the sale.
(2) Measurement period adjustments relate to updated information about acquisition date fair values of assets acquired and liabilities assumed. During the three months ended March 31, 2021, adjustments primarily relate to the acquisition in the Other Operations segment.

Note 7.  Debt

The following table presents White Mountains’s debt outstanding as of March 31, 2021 and December 31, 2020:

Millions	March 31, 2021	Effective Rate	(1)	December 31, 2020	Effective Rate	(1)
Ark Alesco Notes, carrying value	$30.0			$—
Ark Dekania Note, carrying value	14.1			—
Ark Subordinated Notes, carrying value	44.1	4.6%		—
NSM Bank Facility	277.3	7.6%	(2)	277.4	7.5%	(2)
Unamortized issuance cost	(5.8)			(6.1)
NSM Bank Facility, carrying value	271.5			271.3
Other NSM debt, carrying value	1.2	2.3%		1.3	2.5%
Kudu Credit Facility	102.0	5.2%		—
Unamortized issuance cost	(6.1)			—
Kudu Credit Facility, carrying value	95.9			—
Kudu Bank Facility	—			89.2	8.3%
Unamortized issuance cost	—			(2.9)
Kudu Bank Facility, carrying value	—			86.3
Other Operations debt	17.5	7.6%		18.0	7.4%
Unamortized issuance cost	(.5)			(.5)
Other Operations, carrying value	17.0			17.5
Total debt	$429.7			$376.4
 (1) Effective rate includes the effect of the amortization of debt issuance costs.
(2) NSM’s effective rate excludes the effect of the interest rate swap on the hedged portion of the debt. The weighted average interest rate for the quarter ended March 31, 2021 and December 31, 2020, excluding the effect of amortization of debt issuance costs, was 7.1% and 7.0%. The weighted average interest rate for the quarter ended March 31, 2021 and December 31, 2020 on the total NSM Bank Facility including both the effect of the amortization of debt issuance costs and the effect of the interest rate swap was 8.5% and 8.4%.

Ark Subordinated Notes

In March 2007, Ark issued $30.0 million face value of floating rate unsecured junior subordinated deferrable interest notes to Alesco Preferred Funding XII Ltd., Alesco Preferred Funding XIII Ltd. and Alesco Preferred Funding XIV Ltd (the “Ark Alesco Notes”) and a €12.0 million floating rate subordinated note to Dekania Europe CDO II plc (the “Ark Dekania Note”) (together, the “Ark Subordinated Notes”). The Alesco Notes, which mature in June 2037, accrue interest at a floating rate equal to the three-month U.S. LIBOR plus 4.6%. The Ark Dekania Note, which matures in June 2027, accrues interest at a floating rate equal to the three-month EURIBOR plus 4.6%. As of March 31, 2021, the Ark Alesco Notes had an outstanding balance of $30.0 million and the Ark Dekania Note had an outstanding balance of €12.0 million (approximately $14.1 million based upon the foreign exchange spot rate as of March 31, 2021).

Ark Stand By Letter of Credit Facility

Ark has a secured stand by letter of credit facility (the “Ark LOC Facility”) with three lenders, Lloyds Bank plc, National Westminster Bank plc and ING Bank N.V, London Branch to provide capital support for the Syndicates. As of March 31, 2021, the utilized level of the facility was $45.0 million, with the ability to increase to $150.0 million. The Ark LOC Facility has a termination date of December 31, 2025. During the three months ended March 31, 2021, Ark did not borrow or make any repayments under the Ark LOC Facility.
The Ark LOC Facility, which provides funds at Lloyd’s, is secured by all property of the loan parties and contains various affirmative, negative and financial covenants that White Mountains considers to be customary for such borrowings, including a minimum tangible net worth covenant.

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
The following table presents the change in debt under the NSM Bank Facility for the three months ended March 31, 2021 and 2020:

NSM Bank Facility	Three Months Ended
	March 31,
Millions	2021	2020
Beginning balance	$277.4	$221.3
Term loans
Borrowings	—	—
Repayments	(.7)	(.6)
Foreign currency translation	.6	—
Revolving credit loan
Borrowings	—	—
Repayments	—	—
Ending balance	$277.3	$220.7
As of March 31, 2021, the term loans had an outstanding balance of $277.3 million, including £42.5 million (approximately $58.2 million based upon the foreign exchange spot rate as of March 31, 2021) in a GBP term loan, and the revolving credit loan was undrawn.
On June 15, 2018, NSM entered into an interest rate swap agreement to hedge its exposure to interest rate risk on $151.0 million of its USD denominated variable rate term loans.
As of March 31, 2021, $147.2 million of the outstanding term loans were hedged by the swap and $130.1 million of the outstanding term loans were unhedged. The following table presents the NSM weighted average interest rate for the three months ended March 31, 2021 and 2020:

NSM Weighted Average Interest Rate	Three Months ended March 31,
	2021			2020
Millions	Weighted Average	Interest Expense (1)	Weighted Average Interest rate	Weighted Average	Interest Expense (1)	Weighted Average Interest rate
Term loan - hedged	$147.6	$3.4	9.2%	$148.4	$3.0	8.1%
Term loan - unhedged	129.8	2.5	7.7%	72.6	1.2	6.6%
Total NSM Facility	$277.4	$5.9	8.5%	$221.0	$4.2	7.6%
(1) Interest expense includes the amortization of debt issuance costs and the effect of the interest rate swap and excludes interest expense related to the Other NSM Debt.

The NSM Bank Facility is secured by all property of the loan parties and contains various affirmative, negative and financial covenants that White Mountains considers to be customary for such borrowings, including a maximum consolidated total leverage ratio covenant.

Other NSM Debt

NSM also has a secured term loan related to its U.K. vertical. As of March 31, 2021, the secured term loan had an outstanding balance of $1.4 million and a maturity date of December 31, 2022.

Kudu Credit Facility and Kudu Bank Facility

On December 23, 2019, Kudu entered into a secured credit facility with Monroe Capital Management Advisors, LLC (the “Kudu Bank Facility”). On March 23, 2021, Kudu replaced the Kudu Bank Facility and entered into a secured revolving credit facility (the “Kudu Credit Facility”) with Massachusetts Mutual Life Insurance Company to fund new investments and related transaction expenses. The maximum borrowing capacity of the Kudu Credit Facility is $300.0 million, which includes the initial advanced amount of $102.0 million. The Kudu Credit Facility matures on March 23, 2036. During the three months ended March 31, 2021, Kudu borrowed $3.0 million and repaid the outstanding Kudu Bank Facility balance of $92.2 million. As of March 31, 2021, the Kudu Credit Facility had an undrawn balance of $198.0 million. Kudu may borrow undrawn balances within the initial three year availability period, subject to customary terms and conditions, to the extent the amount borrowed under the Kudu Credit Facility does not exceed 35% of the borrowing base, which is comprised of Kudu’s qualifying participation contracts (the “LTV percentage”). When considering White Mountains’s remaining equity commitment to Kudu, the available undrawn balance was $60.8 million as of March 31, 2021.
Interest on the Kudu Credit Facility accrues at a floating interest rate equal to the greater of the three-month USD-LIBOR and 0.25%, plus in each case, the applicable spread of 4.30%. The Kudu Credit Facility requires Kudu to maintain an interest reserve account, which is included in restricted cash. As of March 31, 2021, the interest reserve account is $3.9 million. The Kudu Credit Facility requires Kudu to maintain an LTV percentage of less than 50% in years 0-3, 40% in years 4-6, 25% in years 7-8, 15% in years 9-10, and 0% thereafter. As of March 31, 2021, Kudu has a 29.5% LTV.
The Kudu Credit Facility is secured by all property of the loan parties and contains various affirmative and negative covenants that White Mountains considers to be customary for such borrowings.

Other Operations Debt

As of March 31, 2021, debt in White Mountains’s Other Operations segment consisted of two secured credit facilities. The first credit facility has a maximum borrowing capacity of $16.3 million, which is comprised of a term loan of $11.3 million, a delayed-draw term loan of $3.0 million and a revolving credit loan commitment of $2.0 million, all with a maturity date of March 12, 2024. During the three months ended March 31, 2021, White Mountains’s Other Operations segment borrowed $0.3 million on the revolving credit loan and made repayments of $0.6 million on the term loans, under the first credit facility. As of March 31, 2021, the first credit facility had an outstanding balance of $8.8 million. The second credit facility has a maximum borrowing capacity of $15.0 million, which is comprised of a term loan of $9.0 million, a delayed-draw term loan of $4.0 million and a revolving credit loan commitment of $2.0 million, all with a maturity date of July 2, 2025. During the three months ended March 31, 2021, White Mountains’s Other Operations segment had no borrowings and made repayments of $0.2 million on the term loans under the second credit facility. As of March 31, 2021, the second credit facility had an outstanding balance of $8.7 million.

Compliance

At March 31, 2021, White Mountains was in compliance in all material respects with the covenants under all of its debt instruments.

Note 8.  Income Taxes

The Company and its Bermuda domiciled subsidiaries are not subject to Bermuda income tax under current Bermuda law. In the event there is a change in the current law and taxes are imposed, the Company and its Bermuda domiciled subsidiaries would be exempt from such tax until March 31, 2035, pursuant to the Bermuda Exempted Undertakings Tax Protection Act of 1966. The Company has subsidiaries and branches that operate in various other jurisdictions around the world that are subject to tax in the jurisdictions in which they operate.  The jurisdictions in which the Company’s subsidiaries and branches are subject to tax are Ireland, Israel, Luxembourg, the United Kingdom and the United States.
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
White Mountains’s income tax benefit related to pre-tax loss from continuing operations for the three months ended March 31, 2021 represented an effective tax rate of 6.9%. The effective tax rate was different from the U.S. statutory rate of 21.0% due to income generated in jurisdictions with lower tax rates than the United States.
White Mountains’s income tax benefit related to pre-tax loss from continuing operations for the three months ended March 31, 2020 represented an effective tax rate of 15.4%. The effective tax rate was different from the U.S. statutory rate of 21.0% due to income generated in jurisdictions with lower tax rates than the United States and state income taxes.
In arriving at the effective tax rate for the three months ended March 31, 2021 and 2020, White Mountains forecasted all income and expense items including the change in unrealized investment gains (losses) and realized investment gains (losses) for the years ending December 31, 2021 and 2020.
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

Note 9. Derivatives

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
As of March 31, 2021, $147.2 million of the outstanding term loans were hedged by the swap. For the three months ended March 31, 2021, the weighted average effective interest rate on the outstanding term loans that were hedged, including the effect of the amortization of debt issuance costs and the effect of the interest rate swap, was 9.2%.
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
For the three months ended March 31, 2021 and 2020, White Mountains recognized net interest expense of $0.6 million and $0.5 million for the periodic net settlement payments on the swap. As of March 31, 2021 and December 31, 2020, the estimated fair value of the swap and the accrual of the periodic net settlement payments recorded in other liabilities was $7.2 million and $8.2 million. There was no ineffectiveness in the hedge for the three months ended March 31, 2021 and 2020. For the three months ended March 31, 2021 and 2020, the $1.0 million and $(3.2) million change in the fair value of the swap is included within White Mountains’s accumulated other comprehensive income (loss).

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
NSM paid total initial premiums of approximately $0.1 million for the interest rate caps. Under the terms of the interest rate cap agreements, if the current GBP-LIBOR at the measurement date exceeds 1.25%, NSM will receive payments from the counterparty equal to the then-current GBP-LIBOR rate, less the 1.25% cap rate. As of March 31, 2021, the GBP-LIBOR rate was 0.09%.
NSM accounts for the interest rate caps as derivatives at fair value, with changes in fair value recognized in current period earnings within interest expense. For the three months ended March 31, 2021, White Mountains recognized a change in fair value of less than $0.1 million on the interest rate caps within interest expense. As of March 31, 2021 and December 31, 2020, the estimated fair value of the caps recorded in other assets was less than $0.1 million.

Note 10. Municipal Bond Guarantee Insurance

HG Global was established to fund the startup of BAM, a newly formed mutual municipal bond insurer, and, through HG Re, to provide up to 15%-of-par, first loss reinsurance protection for policies underwritten by BAM. At inception in 2012, HG Global was capitalized with $594.5 million from White Mountains and $14.5 million from non-controlling interests. HG Global, together with its subsidiaries, provided the initial capitalization of BAM through the purchase of $503.0 million of BAM Surplus Notes. As of March 31, 2021, White Mountains owned 96.9% of HG Global’s preferred equity and 88.4% of its common equity.

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

Fidus Re
BAM is party to two collateralized financial guarantee excess of loss reinsurance agreements thats serve to increase BAM’s claims paying resources and are provided by Fidus Re, a Bermuda based special purpose insurer created in 2018 solely to provide reinsurance protection to BAM.
In the second quarter of 2018, Fidus Re was initially capitalized by the issuance of $100.0 million of insurance linked securities (the “Fidus Re 2018 Agreement”. The proceeds from issuance were placed in a collateral trust supporting Fidus Re’s obligations to BAM. The insurance linked securities were issued by Fidus Re with an initial term of 12 years and are callable five years after the date of issuance. Under the Fidus Re 2018 Agreement, Fidus Re reinsures 90% of aggregate losses exceeding $165.0 million on a portion of BAM’s financial guarantee portfolio (the “2018 Covered Portfolio”) up to a total reimbursement of $100.0 million. The Fidus Re 2018 Agreement does not provide coverage for losses in excess of $276.1 million. The 2018 Covered Portfolio consists of approximately 41% of BAM’s portfolio of financial guaranty policies issued through March 31, 2021.
In the first quarter of 2021, Fidus Re issued an additional $150.0 million of insurance linked securities (the “Fidus Re 2021 Agreement”) with an initial term of 12 years and are callable five years after the date of issuance. Under the Fidus Re 2021 Agreement, Fidus Re reinsures 90% of aggregate losses exceeding $135.0 million on a portion of BAM’s financial guarantee portfolio (the “2021 Covered Portfolio”) up to a total reimbursement of $150.0 million. The Fidus Re 2021 Agreement does not provide coverage for losses in excess of $301.7 million. The 2021 Covered Portfolio consists of approximately 41% of BAM’s portfolio of financial guaranty policies issued through March 31, 2021.
The Fidus Re Agreements are accounted for using deposit accounting and any related financing expenses are recorded in general and administrative expenses as they do not meet the risk transfer requirements necessary to be accounted for as reinsurance.

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
On a monthly basis, BAM deposits cash equal to ceded premiums, net of ceding commissions, due to HG Re under the FLRT directly into the Regulation 114 Trust. The Regulation 114 Trust target balance is equal to gross ceded unearned premiums and unpaid ceded loss and LAE expenses, if any. If, at the end of any quarter, the Regulation 114 Trust balance is below the target balance, funds will be withdrawn from the Supplemental Trust and deposited into the Regulation 114 Trust in an amount equal to the shortfall. If, at the end of any quarter, the Regulation 114 Trust balance is above 102% of the target balance, funds will be withdrawn from the Regulation 114 Trust and deposited into the Supplemental Trust. The Regulation 114 Trust balance as of March 31, 2021 and December 31, 2020 was $221.2 million and $222.8 million.
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
As the BAM Surplus Notes are repaid over time, the BAM Surplus Notes will be replaced in the Supplemental Trust by cash and fixed income securities. The Supplemental Trust balance as of March 31, 2021 and December 31, 2020 was $597.9 million and $604.3 million.
As of March 31, 2021 and December 31, 2020, the Collateral Trusts held assets of $819.1 million and $827.1 million, which included $427.9 million and $434.5 million of cash and investments, $388.2 million and $388.2 million of BAM Surplus Notes and $3.0 million and $4.4 million of interest receivable on the BAM Surplus Notes.

BAM Surplus Notes

Through 2024, the interest rate on the BAM Surplus Notes is a variable rate equal to the one-year U.S. Treasury rate plus 300 basis points, set annually. During 2021, the interest rate on the BAM Surplus Notes is 3.1%. Beginning in 2025, the interest rate will be fixed at the higher of the then current variable rate or 8.0%. BAM is required to seek regulatory approval to pay interest and principal on the BAM Surplus Notes only to the extent that its remaining qualified statutory capital and other capital resources continue to support its outstanding obligations, its business plan and its “AA/stable” rating from Standard & Poor’s. No payment of principal or interest on the BAM Surplus Notes may be made without the approval of the NYDFS.
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
As of March 31, 2021 and December 31, 2020, the principal balance on the BAM Surplus Notes for both periods was $388.2 million and total interest receivable on the BAM Surplus Notes was $158.8 million and $155.7 million.

Insured Obligations and Premiums

The following table presents a schedule of BAM’s insured obligations as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Contracts outstanding	11,252	10,997
Remaining weighted average contract period outstanding (in years)	10.6	10.7
Contractual debt service outstanding (in millions):
Principal	$77,689.3	$75,287.7
Interest	36,710.5	36,448.8
Total debt service outstanding	$114,399.8	$111,736.5

Gross unearned insurance premiums (in millions)	$243.7	$237.5

The following table presents a schedule of BAM’s future premium revenues as of March 31, 2021:

Millions	March 31, 2021
April 1, 2021 - December 31, 2021	$17.6

January 1, 2022 - March 31, 2022	5.7
April 1, 2022 - June 30, 2022	5.6
July 1, 2022 - September 30, 2022	5.6
October 1, 2022 - December 31, 2022	5.4
Total 2022	22.3

2023	21.0
2024	19.4
2025	18.0
2026	16.6
2027 and thereafter	128.8
Total gross unearned insurance premiums	$243.7

The following table presents a schedule of written premiums and earned premiums included in White Mountains’s HG Global/BAM segment for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
Millions	2021	2020
Written premiums:
Direct	$8.0	$9.7
Assumed	4.5	—
Gross written premiums	$12.5	$9.7
Earned premiums:
Direct	$5.3	$4.5
Assumed	1.1	.9
Gross earned premiums	$6.4	$5.4

In November 2018, BAM entered into a 100% facultative quota share reinsurance agreement under which it assumed a portfolio of municipal bond guarantee contracts with a par value of $2.2 billion.
In September 2019, BAM entered into facultative quota share reinsurance agreements under which it assumed a portfolio of municipal bond guarantee contracts with a par value of $1.1 billion. In the second quarter of 2020, BAM assumed an additional municipal bond guarantee contract with a par value of $36.9 million through an endorsement to the facultative quota share reinsurance agreement.

In January 2021, BAM entered into a 100% facultative quota share reinsurance agreement under which it assumed a portfolio of municipal bond guarantee contracts with a par value of $0.8 billion.
None of the contracts assumed were non-performing and no loss reserves have been established for any of the contracts, either as of the transaction dates or as of March 31, 2021. The agreements, which cover future claims exposure only, meet the risk transfer criteria under ASC 944-20, Insurance Activities and accordingly have been accounted for as reinsurance.

Note 11. Earnings Per Share

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
The following table presents the Company’s computation of earnings per share from continuing operations for the three months ended March 31, 2021 and 2020. See Note 19 — “Held for Sale and Discontinued Operations”.

	Three Months Ended
	March 31,
	2021	2020
Basic and diluted loss per share numerators (in millions):
Net loss attributable to White Mountains’s common shareholders	$(75.3)	$(128.8)
Less: total income from discontinued operations, net of tax	18.7	.9
Net loss from continuing operations attributable to White Mountains’s common shareholders	$(94.0)	$(129.7)
Allocation of losses to participating restricted common shares(1)	.9	1.3
Basic and diluted losses per share numerators	$(93.1)	$(128.4)
Basic loss per share denominators (in thousands):
Total average common shares outstanding during the period	3,100.2	3,178.0
Average unvested restricted common shares(2)	(32.4)	(33.8)
Basic losses per share denominator	3,067.8	3,144.2
Diluted loss per share denominator (in thousands):
Total average common shares outstanding during the period	3,100.2	3,178.0
Average unvested restricted common shares(2)	(32.4)	(33.8)
Diluted losses per share denominator	3,067.8	3,144.2
Basic and diluted losses per share (in dollars) - continuing operations:
Distributed earnings - dividends declared and paid	$1.00	$1.00
Undistributed losses	(31.33)	(41.82)
Basic and diluted losses per share	$(30.33)	$(40.82)
(1) Restricted shares issued by White Mountains receive dividends, and therefore, are considered participating securities.
(2) Restricted shares outstanding vest either in equal annual installments or upon a stated date. See Note 12 — “Employee Share-Based Incentive Compensation Plans”.

The following table presents the undistributed net earnings (losses) from continuing operations for the three months ended March 31, 2021 and 2020. See Note 19 — “Held for Sale and Discontinued Operations”.

	Three Months Ended
	March 31,
Millions	2021	2020
Undistributed net losses - continuing operations:
Net loss attributable to White Mountains’s common shareholders, net of restricted common share amounts	$(93.1)	$(128.4)
Dividends declared, net of restricted common share amounts (1)	(3.1)	(3.1)
Total undistributed net losses, net of restricted common share amounts	$(96.2)	$(131.5)
(1) Restricted shares issued by White Mountains receive dividends, and are therefore considered participating securities.

Note 12. Employee Share-Based Incentive Compensation Plans

White Mountains’s Long-Term Incentive Plan (the “WTM Incentive Plan”) provides for grants of various types of share-based and non-share-based incentive awards to key employees of White Mountains. As of March 31, 2021, White Mountains’s share-based compensation incentive awards consist of performance shares and restricted shares.

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
The following table presents the performance share activity for the three months ended March 31, 2021 and 2020 for performance shares granted under the WTM Incentive Plan:

	Three Months Ended March 31,
	2021		2020
Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	42,458	$56.3	42,473	$43.7
Shares paid (1)	(14,117)	(34.6)	(14,070)	(27.7)
New grants	13,000	—	14,055	—
Forfeitures and cancellations(2)	(557)	.4	—	.4
Expense recognized	—	16.1	—	(6.6)
End of period	40,784	$38.2	42,458	$9.8
(1) WTM performance share payments in 2021 for the 2018-2020 performance cycle, which were paid in cash in March 2021 at 200% of target.  WTM performance share payments in 2020 for the 2017-2019 performance cycle, which were paid in cash in March 2020, ranged from 174% to 180% of target.
(2) Amounts include changes in assumed forfeitures, as required under GAAP.

During the three months ended March 31, 2021, White Mountains granted 13,000 performance shares for the 2021-2023 performance cycle. During the three months ended March 31, 2020, White Mountains granted 14,055 performance shares for the 2020-2022 performance cycle.
All performance shares earned were settled in cash. If all the outstanding WTM performance shares had vested on March 31, 2021, the total additional compensation cost to be recognized would have been $38.1 million, based on accrual factors (common share price and payout assumptions) as of March 31, 2021.
The following table presents performance shares outstanding and accrued expense for performance shares awarded under the WTM Incentive Plan as of March 31, 2021 for each performance cycle:

	Three Months Ended March 31, 2021
Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense
Performance cycle:
2019 – 2021	14,850	$24.9
2020 – 2022	13,555	12.7
2021 – 2023	13,000	1.2
Sub-total	41,405	38.8
Assumed forfeitures	(621)	(.6)
March 31, 2021	40,784	$38.2

Restricted Shares

Restricted shares are grants of a specified number of common shares that generally vest at the end of a 34-month service period. The following table presents the unrecognized compensation cost associated with the outstanding restricted share awards for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021		2020
Millions, except share amounts	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value
Non-vested,
Beginning of period	43,105	$15.2	43,395	$16.7
Issued	13,000	15.6	14,055	15.1
Vested	(17,717)	—	(14,345)	—
Forfeited	(583)	(.6)	—	—
Expense recognized	—	(4.0)	—	(5.2)
End of period	37,805	$26.2	43,105	$26.6

During the three months ended March 31, 2021, White Mountains issued 13,000 restricted shares that vest on January 1, 2024. During the three months ended March 31, 2020, White Mountains issued 14,055 restricted shares that vest on January 1, 2023. The unamortized issue date fair value as of March 31, 2021 is expected to be recognized ratably over the remaining vesting periods.

Note 13. Leases

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
As of March 31, 2021 and December 31, 2020, the right of use (“ROU”) asset was $40.3 million and $37.6 million and lease liabilities were $41.0 million and $38.3 million.
The following table summarizes net lease expense recognized in White Mountains’s consolidated statement of operations for the three months ended March 31, 2021 and 2020:

Millions	Three Months Ended March 31,
Lease Cost	2021	2020
Lease cost	$1.9	$2.0
Less: sublease income	.1	.1
Net lease cost	$1.8	$1.9

The following table presents the contractual maturities of the lease liabilities associated with White Mountains’s operating lease agreements as of March 31, 2021:

Millions	As of March 31, 2021
Remainder of 2021	$5.7
2022	9.8
2023	8.5
2024	7.1
2025	5.4
Thereafter	12.2
Total undiscounted lease payments	48.7
Less: present value adjustment	7.7
Operating lease liability	$41.0

The following tables present lease related assets and liabilities by reportable segment as of March 31, 2021 and December 31, 2020:

	As of March 31, 2021
Millions	HG/BAM	Ark	NSM	Kudu	Other Operations	Total	Weighted Average Incremental Borrowing Rate (1)
ROU lease asset	$9.6	$4.9	$16.0	$2.0	$7.8	$40.3	4.8%
Lease liability	$9.6	$4.9	$16.0	$2.0	$8.5	$41.0
(1) The present value of the remaining lease payments was determined by discounting the lease payments using the incremental borrowing rate.

	As of December 31, 2020
Millions	HG/BAM	NSM	Kudu	Other Operations	Total	Weighted Average Incremental Borrowing Rate (1)
ROU lease asset	$10.1	$17.1	$2.0	$8.4	$37.6	4.6%
Lease liability	$10.1	$17.1	$2.0	$9.1	$38.3
(1) The present value of the remaining lease payments was determined by discounting the lease payments using the incremental borrowing rate.

Note 14. Non-controlling Interests

Non-controlling interests consist of the ownership interests of non-controlling shareholders in consolidated entities and are presented separately on the balance sheet.
The following table presents the balance of non-controlling interests included in White Mountains’s total equity and the related percentage of each consolidated entity’s total equity owned by non-controlling shareholders as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
$ in Millions	Non-controlling Percentage	Non-controlling Equity	Non-controlling Percentage	Non-controlling Equity
Non-controlling interests, excluding BAM
HG Global	3.1%	$11.6	3.1%	$13.5
Ark	28.0%	211.0	—%	—
NSM	3.4%	16.0	3.4%	17.0
Kudu	.7%	2.3	.7%	2.3
Other	various	2.0	various	2.4
Total, excluding BAM		242.9		35.2
BAM	100.0%	(132.9)	100.0%	(123.3)
Total non-controlling interests		$110.0		$(88.1)

Note 15. Segment Information

As of March 31, 2021, White Mountains conducted its operations through five segments: (1) HG Global/BAM, (2) Ark, (3) NSM, (4) Kudu and (5) Other Operations. A discussion of White Mountains’s consolidated investment operations is included after the discussion of operations by segment.
As a result of the Ark Transaction, White Mountains began consolidating Ark in its financial statements as of January 1, 2021.
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
The following tables present the financial information for White Mountains’s segments:

Millions	HG Global/ BAM	Ark	NSM	Kudu	Other Operations	Total
Three Months Ended March 31, 2021
Earned insurance premiums	$6.4	$104.6	$—	$—	$—	$111.0
Net investment income	4.5	.8	—	8.2	7.1	20.6
Net realized and unrealized investment (losses) gains	(17.9)	1.1	—	15.8	2.1	1.1
Net realized and unrealized investment losses from investment in MediaAlpha	—	—	—	—	(41.7)	(41.7)
Commission revenues	—	—	59.6	—	2.3	61.9
Other revenue	.3	2.6	15.2	.1	7.1	25.3
Total revenues	(6.7)	109.1	74.8	24.1	(23.1)	178.2
Loss and loss adjustment expenses	—	66.0	—	—	—	66.0
Insurance acquisition expenses	1.9	36.7	—	—	—	38.6
Cost of sales	—	—	—	—	4.0	4.0
General and administrative expenses	16.4	37.8	46.0	2.5	35.7	138.4
Broker commission expense	—	—	18.9	—	—	18.9
Change in fair value of contingent consideration earnout liabilities	—	—	—	—	—	—
Amortization of other intangible assets	—	—	8.6	.1	.5	9.2
Loss on assets held for sale	—	—	28.7	—	—	28.7
Interest expense	—	1.1	5.9	5.8	.3	13.1
Total expenses	18.3	141.6	108.1	8.4	40.5	316.9
Pre-tax (loss) income	$(25.0)	$(32.5)	$(33.3)	$15.7	$(63.6)	$(138.7)

Millions	HG Global/ BAM	NSM	Kudu	Other Operations	Total
Three Months Ended March 31, 2020
Earned insurance premiums	$5.4	$—	$—	$—	$5.4
Net investment income	5.5	—	7.3	10.1	22.9
Net realized and unrealized investment gains (losses)	6.1	—	(24.8)	(168.0)	(186.7)
Net unrealized investment gains from investment in MediaAlpha	—	—	—	30.0	30.0
Commission revenues	—	53.0	—	2.1	55.1
Other revenue	.5	12.0	.1	1.5	14.1
Total revenues	17.5	65.0	(17.4)	(124.3)	(59.2)
Insurance acquisition expenses	1.7	—	—	—	1.7
Cost of sales	—	—	—	2.0	2.0
General and administrative expenses	14.7	39.6	2.5	17.5	74.3
Broker commission expense	—	18.3	—	—	18.3
Change in fair value of contingent consideration earnout liabilities	—	(.6)	—	—	(.6)
Amortization of other intangible assets	—	4.8	.1	.2	5.1
Interest expense	—	4.3	1.4	.3	6.0
Total expenses	16.4	66.4	4.0	20.0	106.8
Pre-tax income (loss)	$1.1	$(1.4)	$(21.4)	$(144.3)	$(166.0)

In compliance with ASC 606, Revenues from Contracts with Customers, the following tables present White Mountains’s total revenues by revenue source for the three months ended March 31, 2021 and 2020:

Millions	HG Global/BAM	Ark	NSM	Kudu	Other Operations	Total
Three Months Ended March 31, 2021
Commission and other revenue
Specialty Transportation	$—	$—	$20.7	$—	$—	$20.7
Real Estate	—	—	9.8	—	—	9.8
Social Services	—	—	6.7	—	—	6.7
Pet	—	—	17.1	—	—	17.1
United Kingdom	—	—	13.1	—	—	13.1
Other	—	—	7.4	—	2.3	9.7
Total commission and other revenue	—	—	74.8	—	2.3	77.1
Product revenues	—	—	—	—	6.5	6.5
Revenues from contracts with customers	—	—	74.8	—	8.8	83.6
Other revenues (1)	(6.7)	109.1	—	24.1	(31.9)	94.6
Total revenues	$(6.7)	$109.1	$74.8	$24.1	$(23.1)	$178.2
(1)    Other revenues consist of premiums, investment income, investment gains and losses and other revenues outside the scope of ASC 606, Revenues from Contracts with Customers.

Millions	HG Global/BAM	NSM	Kudu	Other Operations	Total
Three Months Ended March 31, 2020
Commission and other revenue
Specialty Transportation	$—	$20.3	$—	$—	$20.3
Real Estate	—	11.3	—	—	11.3
Social Services	—	6.3	—	—	6.3
Pet	—	11.8	—	—	11.8
United Kingdom	—	10.0	—	—	10.0
Other	—	5.3	—	1.4	6.7
Total commission and other revenue	—	65.0	—	1.4	66.4
Product revenues	—	—	—	2.1	2.1
Revenues from contracts with customers	—	65.0	—	3.5	68.5
Other revenues (1)	17.5	—	(17.4)	(127.8)	(127.7)
Total revenues	$17.5	$65.0	$(17.4)	$(124.3)	$(59.2)
(1) Other revenues consist of premiums, investment income, investment gains and losses and other revenues outside the scope of ASC 606, Revenues from Contracts with Customers.

Note 16. Equity-Method Eligible Investments

White Mountains’s equity method eligible investments include White Mountains’s investment in MediaAlpha, certain other unconsolidated entities, including Kudu’s Participation Contracts, private equity funds and hedge funds in which White Mountains has the ability to exert significant influence over the investee’s operating and financial policies.
The following table presents the carrying values of White Mountains’s equity method eligible investments as of March 31, 2021 and December 31, 2020:

Millions	March 31, 2021	December 31, 2020
Investment in MediaAlpha	$600.2	$802.2
Other equity method eligible investments, at fair value	$706.2	$698.1

For the three months ended March 31, 2021 and 2020, White Mountains’s received dividend and income distributions from equity method eligible investments, including White Mountains’s investment in MediaAlpha, of $13.7 million, and $11.4 million, which were recorded within net investment income in the consolidated statement of operations.
The following table presents White Mountains’s significant equity method eligible investments as of March 31, 2021 and December 31, 2020:

	Basic Ownership Interest
Investee	March 31, 2021	December 31, 2020	Instrument Held
PassportCard/DavidShield	53.8%	53.8%	Common shares
New Market Solutions, LLC.	46.7%	46.7%	Units
durchblicker	45.0%	45.0%	Common shares
MediaAlpha	28.5%	35.0%	Common shares
Elementum Holdings, L.P.	29.7%	28.9%	Limited partnership interest
Compare.com	18.4%	18.4%	Common shares
Tuckerman Capital Funds	16.1 - 30.0%	14.9 - 62.0%	Limited and general partnership interests
Enlightenment Capital Funds	9.1 - 66.3%	9.7 - 66.7%	Limited and general partnership interests
Kudu Participation Contracts	3.2 - 35.6%	3.2 - 35.0%	Revenue and earnings participation contracts

On October 30, 2020, MediaAlpha completed the MediaAlpha IPO. In the offering, White Mountains sold 3.6 million shares at $19.00 per share ($17.67 per share net of underwriting discount) and received total proceeds of $63.8 million. White Mountains also received $55.0 million of net proceeds related to a dividend recapitalization at MediaAlpha. Following the MediaAlpha IPO, White Mountains owned 20.5 million MediaAlpha shares, representing a 35.0% ownership interest (32.3% on a fully-diluted, fully converted basis). At the December 31, 2020 closing price of $39.07 per share, the fair value of White Mountains’s remaining investment in MediaAlpha was $802.2 million. Subsequent to the MediaAlpha IPO, White Mountains’s investment in MediaAlpha is accounted for at fair value based on the publicly traded share price of MediaAlpha’s common stock and White Mountains presents its investment in MediaAlpha as a separate line item on the balance sheet.
On March 23, 2021, MediaAlpha completed a secondary offering of 8.05 million shares. In the secondary offering, White Mountains sold 3.6 million shares at $46.00 per share ($44.62 per share net of underwriting fees) for net proceeds of $160.3 million. Following the completion of the offering, White Mountains owns 16.9 million shares, representing a 28.5% basic ownership interest (26.3% fully-diluted/fully-converted basis). At the March 31, 2021, closing price of $35.43 per share, the fair value of White Mountains’s remaining investment in MediaAlpha was $600.2 million. For the three months ended March 31, 2021, White Mountains recognized $41.7 million in realized and unrealized investment losses associated with its investment in MediaAlpha.
For the three months ended March 31, 2021 and 2020, MediaAlpha was considered a significant subsidiary. The following tables present summarized financial information for MediaAlpha as of March 31, 2021 and 2020:

Millions	March 31, 2021	December 31, 2020
Balance sheet data:
Total assets	$241.7	$212.7
Total liabilities	$331.1	$315.8

	Three Months Ended
	March 31,
Millions	2021	2020
Income statement data:
Total revenues	$173.6	$119.4
Total expenses	$173.4	$110.6
Net income	$.2	$8.8

Note 17. Fair Value of Financial Instruments

    White Mountains records its financial instruments at fair value with the exception of debt obligations, which are recorded as debt at face value less unamortized original issue discount.
    The following table presents the fair value and carrying value of this financial instrument as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
Millions	Fair Value	Carrying Value	Fair Value	Carrying Value
Ark Subordinated Notes (1)	$44.1	$44.1	$—	$—
NSM Bank Facility	$275.6	$271.5	$279.3	$271.3
Other NSM debt	$1.3	$1.2	$1.3	$1.3
Kudu Credit Facility (2)	$102.0	$95.9	$—	$—
Kudu Bank Facility	$—	$—	$89.3	$86.3
Other Operations debt	$18.3	$17.0	$18.8	$17.5
(1) As of March 31, 2021, White Mountains measured the fair value of the Ark Bank Facility Notes at the carrying value as a result of the debt being acquired on January 1, 2021. See Note 7 — “Debt”.
(2) As of March 31, 2021, White Mountains measured the fair value of the Kudu Credit Facility debt at the carrying value, before unamortized issuance costs, as a result of the debt being refinanced on March 23, 2021.

The fair value estimates for the Ark Subordinated Notes, NSM Bank Facility, the Other NSM debt, the Kudu Credit Facility, the Kudu Bank Facility and Other Operations debt have been determined based on a discounted cash flow approach and are considered to be Level 3 measurements.

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
The following description presents significant legal contingencies, ongoing non-claims related litigation or arbitration as of March 31, 2021:

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

Sirius Group Tax Contingency
In the first quarter of 2021, White Mountains recorded a $17.6 million gain within discontinued operations as a result of reversing a liability arising from the tax indemnification provided in connection with the sale of Sirius International Insurance Group, Ltd. (“Sirius Group”) in 2016. The liability related to certain interest deductions claimed by Sirius Group that had been disputed by the Swedish Tax Agency (STA). In April 2021, the STA informed the Swedish Administrative Court of Appeal that, as a result of the Swedish Supreme Administrative Court having ruled that the Swedish interest disallowance rules violate the European Union’s freedom of establishment principle, Sirius Group should prevail in its appeal (and that the interest deductions should not be disallowed).

Note 19. Held for Sale and Discontinued Operations

Sirius Group

As of December 31, 2020, White Mountains recorded a liability of $18.7 million, related to the tax indemnification provided in connection with the sale of Sirius Group in 2016. For the three months ended March 31, 2021, White Mountains recorded a gain of $17.6 million in discontinued operations to reverse the liability accrued as of December 31, 2020 and $1.1 million gain related to foreign currency translation. See Note 18 — “Commitments and Contingencies”.

Other
As of December 31, 2020, assets held for sale included a corporate aircraft with a carrying value of $1.7 million. On February 12, 2021, the corporate aircraft was sold for $2.1 million and White Mountains recorded $0.5 million of realized gains within other revenues in the Other Operations segment.
On April 12, 2021, NSM sold its Fresh Insurance motor business. White Mountains determined that the transaction qualified as a held for sale business in the first quarter 2021, however, it did not meet the criteria to be classified as discontinued operations. In the first quarter of 2021, NSM recorded a loss of $28.7 million related to the sale. As of March 31, 2021, assets held for sale included the net realizable value of Fresh Insurance’s motor business of $1.5 million, which was recorded in other assets in the NSM segment.

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
The following table presents the Company’s computation of earnings per share for discontinued operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020
Basic and diluted earnings per share numerators (in millions):
Net loss attributable to White Mountains’s common shareholders	$(75.3)	$(128.8)
Less: total loss from continuing operations, net of tax	(94.0)	(129.7)
Net income from discontinued operations attributable to White Mountains’s common shareholders	$18.7	$.9
Allocation of earnings to participating restricted common shares (1)	(.2)	—
Basic and diluted earnings per share numerators (2)	$18.5	$.9
Basic earnings per share denominators (in thousands):
Total average common shares outstanding during the period	3,100.2	3,178.0
Average unvested restricted common shares (3)	(32.4)	(33.8)
Basic earnings per share denominator	3,067.8	3,144.2
Diluted earnings per share denominator (in thousands):
Total average common shares outstanding during the period	3,100.2	3,178.0
Average unvested restricted common shares (3)	(32.4)	(33.8)
Diluted earnings per share denominator	3,067.8	3,144.2
Basic and diluted (losses) earnings per share (in dollars) - discontinued operations:	$6.03	$.28
(1) Restricted shares issued by White Mountains contain dividend participation features, and therefore, are considered participating securities.
(2) Net earnings attributable to White Mountains’s common shareholders, net of restricted share amounts, is equal to undistributed earnings for the three months ended March 31, 2021 and 2020.
(3) Restricted common shares outstanding vest either in equal annual installments or upon a stated date. See Note 12 — “Employee Share-Based Incentive Compensation Plans”.

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
The following discussion also includes twelve non-GAAP financial measures: (i) adjusted book value per share, (ii) BAM’s gross written premiums and MSC from new business, (iii) Ark’s adjusted loss and loss adjustment expense ratio, (iv) Ark’s adjusted insurance acquisition expense ratio, (v) Ark’s adjusted other underwriting expense ratio, (vi) Ark’s adjusted combined ratio (vii) NSM’s earnings before interest, taxes, depreciation and amortization (“EBITDA”), (viii) NSM’s adjusted EBITDA, (ix) Kudu’s EBITDA, (x) Kudu’s adjusted EBITDA, (xi) total consolidated portfolio returns excluding MediaAlpha and (xii) adjusted capital, that have been reconciled from their most comparable GAAP financial measures on page 75. White Mountains believes these measures to be useful in evaluating White Mountains’s financial performance and condition.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

Overview
White Mountains reported book value per share of $1,231 and adjusted book value per share of $1,242 as of March 31, 2021. Book value per share and adjusted book value per share decreased 2% in the first quarter of 2021, including dividends. The decline was driven primarily by a decrease in the market price for White Mountains’s investment in MediaAlpha and a loss on the assets held for sale for NSM’s Fresh Insurance motor business and transaction expenses at Ark related to White Mountains’s acquisition. Book value per share and adjusted book value per share both decreased 4% in the first quarter of 2020, including dividends, driven primarily by White Mountains’s pre-tax total return on invested assets of -4.6%, as equity markets declined as the COVID-19 pandemic expanded.
Results in the first quarter of 2021 included $42 million of net realized and unrealized investment losses from White Mountains’s investment in MediaAlpha, as unrealized losses resulting from a decline in the MediaAlpha share price from $39.07 as of December 31, 2020 to $35.43 as of March 31, 2021 were partially offset by realized gains on shares sold in a secondary offering completed by MediaAlpha. On March 23, 2021, MediaAlpha completed a secondary offering of 8.05 million shares at $46.00 per share ($44.62 per share net of underwriting fees). In the secondary offering, White Mountains sold 3.6 million shares for net proceeds of $160 million. Following the completion of the offering, White Mountains owns 16.9 million shares, representing a 28.5% basic ownership interest (26.3% fully-diluted/fully-converted basis). At the March 31, 2021 closing price of $35.43 per share, the fair value of White Mountains remaining stake in MediaAlpha was $600 million. Subsequent to the secondary offering, each $1.00 per share increase or decrease in the market price of MediaAlpha will result in an approximate $5.50 per share increase or decrease in White Mountains’s book value per share and adjusted book value per share.
Gross written premiums and MSC collected in the HG Global/BAM segment totaled $26 million in the first quarter of 2021, compared to $20 million in the first quarter of 2020. BAM insured municipal bonds with par value of $3.5 billion in the first quarter of 2021, compared to $3.0 billion in the first quarter of 2020. In the first quarter of 2021, BAM completed an assumed reinsurance transaction to reinsure municipal bonds with a par value of $0.8 billion. Total pricing was 74 basis points in the first quarter of 2021, compared to 66 basis points in the first quarter of 2020. BAM’s total claims paying resources were $1,144 million as of March 31, 2021, compared to $987 million as of December 31, 2020 and $930 million as of March 31, 2020. In the first quarter of 2021, BAM completed a reinsurance agreement with Fidus Re, Ltd. (“Fidus Re”) that increased BAM’s claims paying resources by $150 million.
On January 1, 2021, White Mountains closed the Ark Transaction. Ark’s GAAP combined ratio was 109% in the first quarter of 2021. Ark’s adjusted combined ratio, which adds back amounts ceded to insurance and reinsurance groups that provide third party capital (“TPC Providers”), was 108% in the first quarter of 2021. The adjusted combined ratio included 17 points of catastrophe losses, of which 14 points related to Winter Storm Uri. In the first quarter of 2021, gross written premiums, net written premiums and net earned premiums were $405 million, $342 million and $105 million. Gross written premiums in the first quarter of 2021 were more than double Ark’s gross written premiums in the first quarter of 2020 (prior to White Mountains’s ownership of Ark), with blended renewal pricing up over 10%. Ark reported pre-tax loss of $33 million in the first quarter of 2021, which included $25 million of transaction expenses related to the Ark Transaction. In the first quarter of 2021, AM Best assigned a financial strength rating of “A/stable” to Group Ark Insurance Ltd (“GAIL”), Ark’s wholly-owned Bermuda based insurance and reinsurance company.

NSM reported pre-tax loss of $33 million, adjusted EBITDA of $14 million, and commission and other revenues of $75 million in the first quarter of 2021, compared to pre-tax loss of $1 million, adjusted EBITDA of $11 million, and commission and other revenues of $65 million in the first quarter of 2020. NSM’s pre-tax loss in the first quarter of 2021 includes a loss of $29 million related to the sale of its Fresh Insurance motor business. Results for the first quarter of 2021 include the results of Kingsbridge Group Limited (“Kingsbridge”), a leading provider of commercial lines insurance and consulting services to the contingent workforce in the United Kingdom, which was acquired by NSM on April 7, 2020.
Kudu reported pre-tax income of $16 million, adjusted EBITDA of $6 million and total revenues of $24 million in the first quarter of 2021, compared to pre-tax loss of $21 million, adjusted EBITDA of $6 million and total revenues of $(17) million in the first quarter of 2020. In the first quarter of 2021, Kudu deployed $11 million in an existing portfolio company. As of March 31, 2021, Kudu has deployed $397 million in 13 investment management firms, with an average cash yield to Kudu at inception of 10.3%. The firms have total assets under management of approximately $48 billion, spanning a range of asset classes, including real estate, real assets, wealth management, hedge funds, private equity and alternative credit strategies. On March 23, 2021, Kudu replaced its existing secured bank facility with a new secured revolving credit facility (the “Kudu Credit Facility”). Subject to maximum LTV levels, the maximum borrowing capacity of the Kudu Credit Facility is $300 million (which includes the initial advanced amount of $102 million).
White Mountains’s pre-tax total return on invested assets was -0.3% in the first quarter of 2021. This return included $42 million of net realized and unrealized investment losses from MediaAlpha. Excluding MediaAlpha, the total return on invested assets was 0.7% in the first quarter of 2021. Excluding MediaAlpha, investment returns in the first quarter of 2021 were driven primarily by favorable other long-term investments results, partially offset by the impact of rising interest rates on the fixed income portfolio. White Mountains’s pre-tax total return on invested assets was -4.6% in the first quarter of 2020. This return included $32 million of net investment income and net unrealized investment gains from MediaAlpha. Excluding MediaAlpha, the total return on invested assets was -6.1% in the first quarter of 2020. Excluding MediaAlpha, investment returns in the first quarter of 2020 were driven primarily by the decline in equity markets in reaction to the COVID-19 pandemic.

Adjusted Book Value Per Share
The following table presents White Mountains’s book value per share and reconciles it to adjusted book value per share, a non-GAAP measure. See NON-GAAP FINANCIAL MEASURES on page 75.

	March 31, 2021	December 31, 2020	March 31, 2020
Book value per share numerators (in millions):
White Mountains’s common shareholders’ equity - GAAP book value per share numerator	$3,825.9	$3,906.0	$3,076.7
Time value of money discount on expected future payments on the BAM Surplus Notes (1)	(137.7)	(142.5)	(149.2)
HG Global’s unearned premium reserve (1)	195.3	190.0	160.5
HG Global’s net deferred acquisition costs (1)	(54.2)	(52.4)	(42.9)
Adjusted book value per share numerator	$3,829.3	$3,901.1	$3,045.1
Book value per share denominators (in thousands of shares):
Common shares outstanding - GAAP book value per share denominator	3,107.3	3,102.0	3,135.0
Unearned restricted common shares	(23.4)	(14.8)	(26.9)
Adjusted book value per share denominator	3,083.9	3,087.2	3,108.1
GAAP book value per share	$1,231.27	$1,259.18	$981.39
Adjusted book value per share	$1,241.71	$1,263.64	$979.74
Year-to-date dividends paid per share	$1.00	$1.00	$1.00
(1) Amount reflects White Mountains’s preferred share ownership in HG Global of 96.9%.

Goodwill and Other Intangible Assets

The following table presents a summary of goodwill and other intangible assets that are included in White Mountains’s book value as of March 31, 2021, December 31, 2020, and March 31, 2020:

Millions	March 31, 2021	December 31, 2020	March 31, 2020
Goodwill:
Ark	$116.8	$—	$—
NSM	477.7	506.4	379.1
Kudu	7.6	7.6	7.6
Other Operations	11.3	11.5	5.7
Total goodwill	613.4	525.5	392.4
Other intangible assets:
Ark	175.7	—	—
NSM	222.0	230.4	236.1
Kudu	1.5	1.6	1.9
Other Operations	24.4	24.9	16.4
Total other intangible assets	423.6	256.9	254.4
Total goodwill and other intangible assets (1)	1,037.0	782.4	646.8
Goodwill and other intangible assets attributed to non-controlling interests	(108.4)	(28.1)	(23.5)
Goodwill and other intangible assets included in White Mountains’s common shareholders’ equity	$928.6	$754.3	$623.3
(1) See Note 6 — “Goodwill and Other Intangible Assets” for details of goodwill and other intangible assets.

Summary of Consolidated Results

The following table presents White Mountains’s consolidated financial results for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
Millions	2021	2020
Revenues
Financial Guarantee revenues	$(6.7)	$17.5
P&C Insurance and Reinsurance revenues	109.1	—
Specialty Insurance Distribution revenues	74.8	65.0
Asset Management revenues	24.1	(17.4)
Other Operations revenues	(23.1)	(124.3)
Total revenues	178.2	(59.2)
Expenses
Financial Guarantee expenses	18.3	16.4
P&C Insurance and Reinsurance expenses	141.6	—
Specialty Insurance Distribution expenses	108.1	66.4
Asset Management expenses	8.4	4.0
Other Operations expenses	40.5	20.0
Total expenses	316.9	106.8
Pre-tax income (loss)
Financial Guarantee pre-tax (loss) income	(25.0)	1.1
P&C Insurance and Reinsurance pre-tax loss	(32.5)	—
Specialty Insurance Distribution pre-tax loss	(33.3)	(1.4)
Asset Management pre-tax income (loss)	15.7	(21.4)
Other Operations pre-tax loss	(63.6)	(144.3)
Total pre-tax loss	(138.7)	(166.0)
Income tax benefit	9.5	25.5
Net loss from continuing operations	(129.2)	(140.5)
Net income from sale of discontinued operations, net of tax	18.7	.9
Net loss	(110.5)	(139.6)
Net loss attributable to non-controlling interests	35.2	10.8
Net loss attributable to White Mountains’s common shareholders	(75.3)	(128.8)
Other comprehensive income (loss), net of tax	1.8	(3.4)
Comprehensive loss	(73.5)	(132.2)
Comprehensive income attributable to non-controlling interests	(.1)	—
Comprehensive loss attributable to White Mountains’s common shareholders	$(73.6)	$(132.2)

I. Summary of Operations By Segment

As of March 31, 2021,White Mountains conducted its operations through five segments: (1) HG Global/BAM, (2) Ark, (3) NSM, (4) Kudu and (5) Other Operations. A discussion of White Mountains’s consolidated investment operations is included after the discussion of operations by segment. White Mountains’s segment information is presented in Note 15 — “Segment Information” to the Consolidated Financial Statements.
As a result of the Ark Transaction, White Mountains began consolidating Ark in its financial statements as of January 1, 2021. See Note 2 — “Significant Transactions”.

HG Global/BAM

The following tables present the components of pre-tax income (loss) included in White Mountains’s HG Global/BAM segment related to the consolidation of HG Global, which includes HG Re and its other wholly-owned subsidiaries, and BAM for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021
Millions	HG Global	BAM	Eliminations	Total
Direct written premiums	$—	$8.0	$—	$8.0
Assumed written premiums	10.7	4.5	(10.7)	4.5
Gross written premiums	10.7	12.5	(10.7)	12.5
Ceded written premiums	—	(10.7)	10.7	—
Net written premiums	$10.7	$1.8	$—	$12.5

Earned insurance premiums	$5.3	$1.1	$—	$6.4
Net investment income	1.8	2.7	—	4.5
Net investment income - BAM Surplus Notes	3.0	—	(3.0)	—
Net realized and unrealized investment gains	(9.9)	(8.0)	—	(17.9)
Other revenue	.1	.2	—	.3
Total revenues	0.3	(4.0)	(3.0)	(6.7)
Insurance acquisition expenses	1.5	.4	—	1.9
General and administrative expenses	.6	15.8	—	16.4
Interest expense - BAM Surplus Notes	—	3.0	(3.0)	—
Total expenses	2.1	19.2	(3.0)	18.3
Pre-tax loss	$(1.8)	$(23.2)	$—	$(25.0)
Supplemental information:
MSC collected (1)	$—	$13.8	$—	$13.8
(1) MSC are recorded directly to BAM’s equity, which is recorded as non-controlling interest on White Mountains’s balance sheet.

	Three Months Ended March 31, 2020
Millions	HG Global	BAM	Eliminations	Total
Direct written premiums	$—	$9.7	$—	$9.7
Assumed (ceded) written premiums	8.3	—	(8.3)	—
Gross written premiums	8.3	9.7	(8.3)	9.7
Ceded written premiums	—	(8.3)	8.3	—
Net written premiums	$8.3	$1.4	$—	$9.7

Earned insurance premiums	$4.4	$1.0	$—	$5.4
Net investment income	2.3	3.2	—	5.5
Net investment income - BAM Surplus Notes	4.8	—	(4.8)	—
Net realized and unrealized investment gains	1.4	4.7	—	6.1
Other revenue	—	.5	—	.5
Total revenues	12.9	9.4	(4.8)	17.5
Insurance acquisition expenses	1.0	.7	—	1.7
General and administrative expenses	.5	14.2	—	14.7
Interest expense - BAM Surplus Notes	—	4.8	(4.8)	—
Total expenses	1.5	19.7	(4.8)	16.4
Pre-tax income (loss)	$11.4	$(10.3)	$—	$1.1
Supplemental information:
MSC collected (1)	$—	$10.0	$—	$10.0
(1) MSC are recorded directly to BAM’s equity, which is recorded as non-controlling interest on White Mountains’s balance sheet.

HG Global/BAM Results—Three Months Ended March 31, 2021 versus Three Months Ended March 31, 2020
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
Gross written premiums and MSC collected in the HG Global/BAM segment totaled $26 million in the first quarter of 2021, compared to $20 million in the first quarter of 2020. BAM insured $3.5 billion of municipal bonds, $2.5 billion of which were in the primary market, in the first quarter of 2021, compared to $3.0 billion of municipal bonds, $2.5 billion of which were in the primary market, in the first quarter of 2020. In the first quarter of 2021, BAM completed an assumed reinsurance transaction to reinsure municipal bonds with a par value of $805 million.
Total pricing, which reflects both gross written premiums and MSC from new business, increased to 74 basis points in the first quarter of 2021, compared to 66 basis points in the first quarter of 2020. See “NON-GAAP FINANCIAL MEASURES” on page 75. The increase in total pricing was driven primarily by an increase in pricing in the primary market and an assumed reinsurance transaction in the first quarter of 2021. Pricing in the primary market increased to 58 basis points in the first quarter of 2021, compared to 49 basis points in the first quarter of 2020. Pricing in the secondary and assumed reinsurance markets, which is more transaction specific than pricing in the primary market, decreased to 117 basis points in the first quarter of 2021, compared to pricing in the secondary and assumed reinsurance markets of 160 basis points in the first quarter of 2020.
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

The following table presents the gross par value of primary and secondary market policies issued, the gross par value of assumed reinsurance, the gross written premiums and MSC collected and total pricing for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
$ in Millions	2021	2020
Gross par value of primary market policies issued	$2,542.0	$2,508.1
Gross par value of secondary market policies issued	177.1	468.5
Gross par value of assumed reinsurance	805.5	—
Total gross par value of market policies issued	$3,524.6	$2,976.6
Gross written premiums	$12.5	$9.7
MSC collected	13.8	10.0
Total gross written premiums and MSC collected	$26.3	$19.7
Present value of future installment MSC collections	—	—
Gross written premium adjustments on existing installment policies	—	—
Gross written premiums and MSC from new business	$26.3	$19.7
Total pricing	74 bps	66 bps

HG Global reported pre-tax loss of $2 million in the first quarter of 2021, compared to pre-tax income of $11 million in the first quarter of 2020. The change in pre-tax results was driven primarily by lower investment returns on HG Global’s investment portfolio, as interest rates rose in the first quarter of 2021 and declined in the first quarter of 2020, and a decrease in interest income on the BAM Surplus Notes. Results in the first quarter of 2021 include $3 million of interest income on the BAM Surplus Notes, compared to $5 million in the first quarter of 2020.
BAM is a mutual insurance company that is owned by its members. BAM’s results are consolidated into White Mountains’s GAAP financial statements and attributed to non-controlling interests. White Mountains reported $23 million of GAAP pre-tax loss from BAM in the first quarter of 2021, compared to $10 million in the first quarter of 2020. The increase in pre-tax loss was driven primarily by lower investment returns on BAM’s investment portfolio, as interest rates rose in the first quarter of 2021 and declined in the first quarter of 2020, partially offset by lower interest expense on the BAM Surplus Notes. Results in the first quarter of 2021 include $3 million of interest expense on the BAM Surplus Notes and $16 million of general and administrative expenses, compared to $5 million of interest expense and $14 million of general and administrative expenses in the first quarter of 2020.

COVID-19
BAM expects that investor concerns about the impact of the COVID-19 pandemic should continue to result in both increased insured penetration in the primary market and opportunities in the secondary market. The COVID-19 pandemic is negatively impacting the finances of municipalities to varying degrees, and, over time, financial stress could emerge. BAM’s existing credit portfolio is of high quality and structured to be resilient during economic slowdowns. BAM views consumption-based tax-backed credits (sales, hotel, excise), transportation-related credits (airports, mass transportation, ports and toll roads) and higher education-related credits as those most likely to be affected by pandemic-related impacts on the economy. Combined, these sectors total approximately 15% of BAM’s outstanding insured par. All BAM-insured bond payments due through May 1 have been made by insureds. BAM currently has no insured bonds on its insured credit watchlist.

Claims Paying Resources
BAM’s “claims paying resources” represents the capital and other financial resources BAM has available to pay claims and, as such, is a key indication of BAM’s financial strength.
BAM’s claims paying resources were $1,144 million as of March 31, 2021, compared to $987 million as of December 31, 2020 and $930 million as of March 31, 2020. In the first quarter of 2021, BAM completed a reinsurance agreement with Fidus Re, a special-purpose insurer created solely to provide collateralized reinsurance protection to BAM, that increased BAM’s claims paying resources by $150 million. The reinsurance agreement with Fidus Re is accounted for using deposit accounting and any related financing expenses are recorded in general and administrative expenses as the agreement does not meet the risk transfer requirements necessary to be accounted for as reinsurance.
The following table presents BAM’s total claims paying resources as of March 31, 2021, December 31, 2020 and March 31, 2020:

Millions	March 31, 2021	December 31, 2020	March 31, 2020
Policyholders’ surplus	$321.3	$324.7	$333.5
Contingency reserve	92.2	86.4	72.4
Qualified statutory capital	413.5	411.1	405.9
Net unearned premiums	46.2	45.2	40.1
Present value of future installment premiums and MSC	13.9	14.0	13.8
HG Re, Ltd. collateral trusts at statutory value	420.7	417.0	370.3
Fidus Re, Ltd. collateral trust at statutory value	250.0	100.0	100.0
Claims paying resources	$1,144.3	$987.3	$930.1

HG Global/BAM Balance Sheets
The following tables present amounts from HG Global, which includes HG Re and its other wholly-owned subsidiaries, and BAM that are contained within White Mountains’s consolidated balance sheet as of March 31, 2021 and December 31, 2020:

	March 31, 2021
Millions	HG Global	BAM	Eliminations and Segment Adjustment	Total
Assets
Fixed maturity investments	$394.0	$463.0	$—	$857.0
Short-term investments	31.8	13.5	—	45.3
Total investments	425.8	476.5	—	902.3
Cash	4.7	14.2	—	18.9
BAM Surplus Notes	388.2	—	(388.2)	—
Accrued interest receivable on BAM Surplus Notes	158.8	—	(158.8)	—
Deferred acquisition costs	55.9	28.7	(55.9)	28.7
Insurance premiums receivable	7.3	6.9	(7.3)	6.9
Accrued investment income	2.1	3.1	—	5.2
Other assets	.1	15.9	(1.2)	14.8
Total assets	$1,042.9	$545.3	$(611.4)	$976.8
Liabilities
BAM Surplus Notes(1)	$—	$388.2	$(388.2)	$—
Accrued interest payable on BAM Surplus Notes(2)	—	158.8	(158.8)	—
Preferred dividends payable to White Mountains’s subsidiaries(3)	356.9	—	—	356.9
Preferred dividends payable to non-controlling interests	12.6	—	—	12.6
Unearned insurance premiums	201.5	42.2	—	243.7
Accrued incentive compensation	.6	10.4	—	11.0
Accounts payable on unsettled investment purchases	—	—	—	—
Other liabilities	1.8	78.6	(64.4)	16.0
Total liabilities	573.4	678.2	(611.4)	640.2
Equity
White Mountains’s common shareholders’ equity	457.9	—	—	457.9
Non-controlling interests	11.6	(132.9)	—	(121.3)
Total equity	469.5	(132.9)	—	336.6
Total liabilities and equity	$1,042.9	$545.3	$(611.4)	$976.8
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

	December 31, 2020
Millions	HG Global	BAM	Eliminations and Segment Adjustment	Total Segment
Assets
Fixed maturity investments	$415.9	$443.6	$—	$859.5
Short-term investments	16.5	43.9	—	60.4
Total investments	432.4	487.5	—	919.9
Cash	23.8	19.0	—	42.8
BAM Surplus Notes	388.2	—	(388.2)	—
Accrued interest receivable on BAM Surplus Notes	155.7	—	(155.7)	—
Deferred acquisition costs	54.1	27.8	(54.1)	27.8
Insurance premiums receivable	4.4	6.9	(4.4)	6.9
Accrued investment income	2.0	3.0	—	5.0
Other assets	—	15.8	(.4)	15.4
Total assets	$1,060.6	$560.0	$(602.8)	$1,017.8
Liabilities
BAM Surplus Notes(1)	$—	$388.2	$(388.2)	$—
Accrued interest payable on BAM Surplus Notes(2)	—	155.7	(155.7)	—
Preferred dividends payable to White Mountains’s subsidiaries(3)	363.9	—	—	363.9
Preferred dividends payable to non-controlling interests	12.7	—	—	12.7
Unearned insurance premiums	196.1	41.4	—	237.5
Other liabilities	2.2	98.0	(58.9)	41.3
Total liabilities	574.9	683.3	(602.8)	655.4
Equity
White Mountains’s common shareholders’ equity	472.2	—	—	472.2
Non-controlling interests	13.5	(123.3)	—	(109.8)
Total equity	485.7	(123.3)	—	362.4
Total liabilities and equity	$1,060.6	$560.0	$(602.8)	$1,017.8
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

Ark

On October 1, 2020, White Mountains entered into the Ark SPA and the Ark SPA. Under the terms of the Ark Acquisition Agreement, White Mountains agreed to contribute $605 million of equity capital to Ark, at a pre-money valuation of $300 million, and to purchase $41 million of shares from the Ark Sellers. White Mountains also agreed to contribute up to an additional $200 million of equity capital to Ark in 2021. In accordance with the Ark SPA, in the fourth quarter of 2020 White Mountains pre-funded/placed in escrow a total of $646 million in preparation for closing the transaction, which is reflected on the balance sheet within the Other Operations segment as of December 31, 2020.
On January 1, 2021, White Mountains completed the Ark Transaction in accordance with the terms of the Ark SPA. As of March 31, 2021, White Mountains owned 72.0% of Ark on a basic shares outstanding basis (63.0% on a fully-diluted, fully-converted basis, taking account of management’s equity incentives). If the additional $200.0 million of equity capital that White Mountains has agreed to contribute to Ark is contributed in full, White Mountains will own 77.1% of Ark on a basic shares outstanding basis (67.5% on a fully-diluted, fully-converted basis). The remaining shares are owned by employees. In the future, management rollover shareholders could earn additional shares in the company if and to the extent that White Mountains achieves certain multiple of invested capital return thresholds. If fully earned, these additional shares would represent 12.5% of the shares outstanding at closing.
Ark writes a diversified and balanced portfolio of insurance and reinsurance, including property, accident & health, energy, marine and political risks, through Lloyd’s Syndicates 4020 and 3902 (the “Syndicates”). Beginning in January 2021, Ark began writing certain classes of its business through GAIL.
The following tables present the components of pre-tax loss included in White Mountains’s Ark segment for the three months ended March 31, 2021:

Millions	Three Months Ended March 31, 2021
Earned insurance and reinsurance premiums	$104.6
Net investment income	.8
Net realized and unrealized investment gains	1.1
Other revenues	2.6
Total revenues	109.1
Losses and LAE	66.0
Insurance and reinsurance acquisition expenses	36.7
Other underwriting expenses	11.2
General and administrative expenses	26.6
Interest expense	1.1
Total expenses	141.6
Pre-tax loss	$(32.5)

For the years of account prior to the Ark Transaction, a significant proportion of the Syndicates’ underwriting capital was provided by other third-party insurance and reinsurance groups (“TPC Providers”) using whole account reinsurance contracts through Ark’s corporate member. The TPC Providers’ economic participation in the Syndicates for the remaining open years of account prior to the Ark Transaction is approximately 51% of the total net result of the Syndicates. Captions within Ark’s results of operations are shown net of amounts relating to the TPC Providers share of the Syndicates’ results, including investment results.

The following table presents Ark’s loss and loss adjustment expense, insurance acquisition expense, other underwriting expense and combined ratios on both a GAAP-basis and an adjusted basis, which adds back amounts ceded to TPC Providers, for the three months ended March 31, 2021:

	Three Months Ended March 31, 2021
$ in Millions	GAAP	Third Party Capital Share (1)	Adjusted
Insurance premiums:
Gross written premiums	$404.5	$—	$404.5
Net written premiums	$342.4	$(5.0)	$337.4
Net earned premiums	$104.6	$31.2	$135.8

Insurance expenses:
Loss and loss adjustment expenses	$66.0	$31.6	$97.6
Insurance acquisition expenses	36.7	—	36.7
Other underwriting expenses	11.2	1.3	12.5
Total insurance expenses	$113.9	$32.9	$146.8

Ratios:
Loss and loss adjustment expense	63.1%		71.9%
Insurance acquisition expense	35.1%		27.0%
Other underwriting expense	10.7%		9.2%
Combined Ratio	108.9%		108.1%
(1) See “NON-GAAP FINANCIAL MEASURES” on page 75.

Ark Results—Three Months Ended March 31, 2021
Ark’s GAAP combined ratio was 109% in the first quarter of 2021. Ark’s adjusted combined ratio was 108% in the first quarter of 2021. The adjusted combined ratio included 17 points of catastrophe losses, of which 14 points related to Winter Storm Uri. Ark reported pre-tax loss of $33 million in the first quarter of 2021, which included $25 million of transaction expenses related to the Ark Transaction.

Gross Written Premiums
The following table presents Ark’s gross written premiums by line of business for the three months ended March 31, 2021 and the three months ended March 31, 2020, which was prior to White Mountains’s ownership of Ark. White Mountains believes this is useful in understanding the underwriting growth in the newly acquired business. Gross written premiums increased 207% to $405 million in the first quarter of 2021, compared to the first quarter of 2020, with blended renewal pricing up over 10%.

	For the Three Months Ended
Millions	March 31, 2021	March 31, 2020
Property	$103.6	$44.5
Accident & Health	37.9	42.5
Energy	55.8	18.6
Marine, Aviation & Transport	84.2	35.5
Specialty	87.5	15.1
Political Risks, War & Terror	22.2	19.2
Casualty	13.3	20.3
Total Gross Written Premium	$404.5	$195.7

Catastrophe Risk Management
Ark has exposure to losses caused by unpredictable catastrophic events. Covered unpredictable catastrophic events include natural and other disasters, such as hurricanes, windstorms, earthquakes, floods, wildfires and severe winter weather. Catastrophes can also include public health crises, terrorist attacks, explosions, infrastructure failures and cyber-attacks. The extent of a catastrophe loss is a function of both the severity of the event and total amount of insured exposure affected by the event. During 2020, Ark incurred $24 million of natural catastrophe losses and $28 million of COVID-19 related losses after reinstatement premiums and amounts ceded to third-party reinsurers but before amounts ceded to TPC Providers.
Ark seeks to manage its exposure to catastrophic losses by limiting the aggregate insured value of policies in geographic areas with exposure to catastrophic events by estimating potential losses for many different catastrophe scenarios and by buying reinsurance, including retrocessional coverages. To manage and analyze aggregate insured values and potential losses, Ark uses a variety of tools, including external and internal catastrophe modeling software packages.
Based upon its business plan for 2021, Ark estimates that its two largest modeled probable maximum loss natural catastrophe scenarios on a net occurrence basis at a 1-in-250-year return period are U.S. windstorm and U.S. earthquake. In each case, the estimated net impact of a 1-in-250-year return period loss is expected to be less than 25% of total tangible capital (shareholders equity and subordinated debt). The net impact is before income tax but after reinstatement premiums, amounts ceded to third party reinsurers and amounts ceded to TPC Providers. In addition, Ark also has significant exposure to Japanese earthquake, Japanese windstorm, European windstorm and U.S. wildfire.
Ark’s estimates of potential losses are dependent on many variables, including assumptions about demand surge and storm surge, loss adjustment expenses, insurance-to-value and storm intensity in the aftermath of weather-related catastrophes utilized to model the event, the relationship of the actual event to the modeled event and the quality of data provided by ceding companies (in the case of our reinsurance operations). Accordingly, if the assumptions about the variables are incorrect, the losses Ark might incur from an actual catastrophe could be materially higher than the expectation of losses generated from modeled catastrophe scenarios. There could also be unmodelled losses which exceed the amounts estimated for U.S. windstorm and U.S. earthquake. For a further discussion, see “Risk Factors – Unpredictable catastrophic events could adversely affect our results of operations and financial condition” in White Mountains’s Annual Report on Form 10-K for the year ended December 31, 2020.

NSM
The following table presents the components of GAAP net loss, EBITDA and adjusted EBITDA included in White Mountains’s NSM segment for the three months ended March 31, 2021 and 2020. NSM’s pre-tax loss in the first quarter of 2021 includes a loss of $29 million related to the sale of its Fresh Insurance motor business. Results for the first quarter of 2021 include the results of Kingsbridge, a leading provider of commercial lines insurance and consulting services to the contingent workforce in the United Kingdom, which was acquired on April 7, 2020.

	Three Months Ended March 31,
Millions	2021	2020
Commission revenues	$59.6	$53.0
Broker commission expenses	18.9	18.3
Gross profit	40.7	34.7
Other revenues	15.2	12.0
General and administrative expenses	46.0	39.6
Change in fair value of contingent consideration earnout liabilities	—	(.6)
Amortization of other intangible assets	8.6	4.8
Loss on assets held for sale	28.7	—
Interest expense	5.9	4.3
GAAP pre-tax loss	(33.3)	(1.4)
Income tax benefit	(8.0)	(.7)
GAAP net loss	(25.3)	(.7)
Add back:
Interest expense	5.9	4.3
Income tax benefit	(8.0)	(.7)
General and administrative expenses — depreciation	1.1	.9
Amortization of other intangible assets	8.6	4.8
EBITDA (1)	(17.7)	8.6
Add back:
Change in fair value of contingent consideration earnout liabilities	—	(.6)
Non-cash equity-based compensation expense	.6	—
Impairments of intangible assets	—	—
Loss on assets held for sale	28.7	—
Acquisition-related transaction expenses	—	1.7
Investments made in the development of new business lines	—	—
Restructuring expenses	2.8	.8
Adjusted EBITDA (1)	$14.4	$10.5
(1) See “NON-GAAP FINANCIAL MEASURES” on page 75.

NSM Results—Three Months Ended March 31, 2021 versus Three Months Ended March 31, 2020
NSM reported pre-tax loss of $33 million, adjusted EBITDA of $14 million and commission and other revenues of $75 million in the first quarter of 2021, compared to pre-tax loss of $1 million, adjusted EBITDA of $11 million and commission and other revenues of $65 million in the first quarter of 2020. NSM’s pre-tax loss in the first quarter of 2021 includes a loss of $29 million related to the sale of its Fresh Insurance motor business. Results for the first quarter of 2021 include the results of Kingsbridge, a leading provider of commercial lines insurance and consulting services to the contingent workforce in the United Kingdom, which was acquired on April 7, 2020. See Note 2 — “Significant Transactions”. In addition to the acquisition of Kingsbridge, pre-tax loss, adjusted EBITDA and commissions and other revenues benefited from growth in the pet and social services verticals, offset by a decline in the real estate vertical.
NSM’s general and administrative expenses were $46 million in the first quarter of 2021, compared to $40 million in the first quarter of 2020, driven primarily by the acquisition of Kingsbridge and increases in personnel costs primarily related to the pet and specialty transportation businesses.

NSM’s business consists of over 16 active programs that are broadly categorized into six market verticals. The following table presents the controlled premium and commission and other revenues by vertical for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021		2020
$ in Millions	Controlled Premium (1)	Commission and Other Revenues	Controlled Premium (1)	Commission and Other Revenues
Specialty Transportation	$74.8	$20.7	$74.2	$20.3
Real Estate	42.8	9.8	48.4	11.3
Social Services	27.0	6.7	24.5	6.3
Pet	43.7	17.1	29.3	11.8
United Kingdom	52.3	13.1	38.8	10.0
Other	39.4	7.4	35.8	5.3
Total	$280.0	$74.8	$251.0	$65.0
(1) Controlled Premium are total premiums placed by NSM during the period.

Specialty Transportation: NSM’s specialty transportation controlled premium and commission and other revenues increased by 1% and 2%, respectively, in the first quarter of 2021, compared to the first quarter of 2020, driven primarily by unit growth and the impact of higher commission levels in collector car being partially offset by a decline in units in the trucking business resulting from the COVID-19 pandemic. The higher commissions levels in collector car will continue to flow through this program’s results over the balance of the year.
Real Estate: NSM’s real estate controlled premium and commission and other revenues decreased 12% and 13%, respectively, in the first quarter of 2021, compared to the first quarter of 2020, driven primarily by declines in both rate and units in the coastal condominium program, partially offset by unit growth in NSM’s excess and surplus habitational program. The declines in the coastal condominium program were driven primarily by lower insurance carrier capacity available for the program as NSM transitioned to a new insurance carrier platform during the first quarter of 2021. Until additional capacity is raised, the impact of lower capacity in the coastal condominium program will continue to flow through this program’s results through the balance of the year.
Social Services: NSM’s social services controlled premium and commission and other revenues increased 10% and 6%, respectively, in the first quarter of 2021, compared to the first quarter of 2020, driven primarily by growth in units despite a continued competitive market.
Pet: NSM’s pet controlled premium and commission and other revenues increased by 49% and 45%, respectively in the first quarter of 2021, compared to the first quarter of 2020 driven primarily by substantial growth in both units and rate.
United Kingdom: NSM’s U.K. controlled premium and commission and other revenues increased 35% and 31%, respectively in the first quarter of 2021, compared to the first quarter of 2020, driven primarily by the acquisition of Kingsbridge. Excluding Kingsbridge, U.K. controlled premium increased 1% in the first quarter of 2021, compared to the first quarter of 2020, driven primarily by growth in the MGA business being offset by declines in the brokerage business caused by disruption to the non-standard auto and travel markets in the United Kingdom resulting from the COVID-19 pandemic. Excluding Kingsbridge, U.K. commission and other revenues declined 23% in the first quarter of 2021, compared to the first quarter of 2020, driven primarily by a reduction in contingent commissions and changes in product mix, as the brokerage business, which has higher commission rates than the MGA business, declined while the MGA business grew.
Other: NSM’s other controlled premium and commission and other revenues increased 10% and 40%, respectively in the first quarter of 2021, compared to the first quarter of 2020. The increase in controlled premium was driven primarily by unit growth in the workers compensation and architects and engineers businesses. The significant increase in commission and other revenues was driven primarily by a combination of the increase in controlled premium and an increase in contingent commissions.

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

Kudu

In the first quarter of 2021, Kudu deployed $11 million in an existing portfolio company. As of March 31, 2021, Kudu has deployed a total of $397 million in 13 asset management firms, with an average cash yield to Kudu at inception of 10.3%. The firms have combined assets under management of approximately $48 billion, spanning a range of asset classes, including real estate, real assets, wealth management, hedge funds, private equity and alternative credit strategies.
On March 23, 2021, Kudu replaced its existing secured bank facility with the Kudu Credit Facility. Subject to maximum LTV levels, the maximum borrowing capacity of the Kudu Credit Facility is $300 million (which includes the initial advanced amount of $102 million). See Note 7 — “Debt”.
The following table presents the components of GAAP net income (loss), EBITDA and adjusted EBITDA included in White Mountains’s Kudu segment for the three months ended March 31, 2021 and 2020:

Millions	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Net investment income	$8.2	$7.3
Net unrealized investment gains (losses)	15.8	(24.8)
Other revenues	.1	.1
Total revenues	24.1	(17.4)
General and administrative expenses	2.5	2.5
Amortization of other intangible assets	.1	.1
Interest expense	5.8	1.4
Total expenses	8.4	4.0
GAAP pre-tax income (loss)	15.7	(21.4)
Income tax expense (benefit)	7.8	(5.4)
GAAP net income (loss)	7.9	(16.0)
Add back:
Interest expense	5.8	1.4
Income tax expense (benefit)	7.8	(5.4)
Amortization of other intangible assets	.1	.1
EBITDA (1)	21.6	(19.9)
Add back:
Net unrealized investment (gains) losses	(15.8)	24.8
Non-cash equity-based compensation expense	.1	—
Acquisition-related transaction expenses	—	.6
Adjusted EBITDA (1)	$5.9	$5.5
(1) See “NON-GAAP FINANCIAL MEASURES” on page 75.

Kudu Results—Three Months Ended March 31, 2021 versus Three Months Ended March 31, 2020
Kudu reported pre-tax income of $16 million, adjusted EBITDA of $6 million and total revenues of $24 million in the first quarter of 2021, compared to pre-tax loss of $21 million, adjusted EBITDA of $6 million and total revenues of $(17) million in the first quarter of 2020. Pre-tax income in the first quarter of 2021 included $16 million of unrealized gains on Kudu’s Participation Contracts, driven primarily by strong asset growth and performance of Kudu’s underlying asset management firms. Pre-tax loss in the first quarter of 2020 included $25 million of unrealized losses on Kudu’s Participation Contracts, driven primarily by the impact of the market dislocation on Kudu’s underlying asset management firms from the COVID-19 pandemic. The increases in net investment income were driven primarily by amounts earned from the $132 million (including approximately $3 million of transaction costs) in new deployments that Kudu made since the beginning of 2020.

COVID-19
Over time, Kudu’s revenues will fluctuate with increases and decreases in assets under management and fee levels at Kudu’s underlying asset management business, which are impacted by increases and decreases in financial markets, such as those experienced during 2020 in response to the COVID-19 pandemic. Kudu’s portfolio diversification, in particular its emphasis on private capital and its de-emphasis on long-only strategies, should continue to provide some downside protection to financial market declines.

Other Operations

The following table presents a summary of White Mountains’s financial results from its Other Operations segment for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
Millions	2021	2020
Net investment income	$7.1	$10.1
Net realized and unrealized investment gains (losses)	2.1	(168.0)
Net realized and unrealized investment (losses) gains from investment in MediaAlpha	(41.7)	30.0
Commission revenues	2.3	2.1
Other revenues	7.1	1.5
Total revenues	(23.1)	(124.3)
Cost of sales	4.0	2.0
General and administrative expenses	35.7	17.5
Amortization of other intangible assets	.5	.2
Interest expense	.3	.3
Total expenses	40.5	20.0
Pre-tax loss	$(63.6)	$(144.3)

Other Operations Results—Three Months Ended March 31, 2021 versus Three Months Ended March 31, 2020
White Mountains’s Other Operations segment reported pre-tax loss of $64 million in the first quarter of 2021, compared to $144 million in the first quarter of 2020. White Mountains’s Other Operations segment reported net realized and unrealized investment (losses) gains from its investment in MediaAlpha of $(42) million in the first quarter of 2021, compared to $30 million in the first quarter of 2020. White Mountains’s Other Operations segment reported net realized and unrealized investment gains (losses) of $2 million in the first quarter of 2021, compared to $(168) million in the first quarter of 2020. See Summary of Investment Results on page 66. The Other Operations segment reported general and administrative expenses of $36 million in the first quarter of 2021, compared to $18 million in the first quarter of 2020. The increase in general and administrative expenses was driven primarily by higher incentive compensation costs, driven primarily by an increase in White Mountains’s share price and a higher assumed harvest percentage on outstanding performance shares in periods subsequent to the MediaAlpha IPO.

II. Summary of Investment Results

White Mountains’s total investment results include results from all segments. For purposes of discussing rates of return, all percentages are presented gross of management fees and trading expenses and are calculated before any adjustments for TPC Providers in order to produce a better comparison to benchmark returns.
The following table presents the pre-tax investment return for White Mountains’s consolidated portfolio for the three months ended March 31, 2021 and 2020:

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
White Mountains’s returns for the three months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended
	March 31,
	2021	2020

Fixed income investments	(1.0)%	0.7%
Bloomberg Barclays U.S. Intermediate Aggregate Index	(1.6)%	2.5%

Common equity securities	1.8%	(20.9)%
Investment in MediaAlpha	(8.5)%	18.0%
Other long-term investments	4.1%	(5.8)%
Total common equity securities, investment in MediaAlpha and other long-term investments	0.8%	(9.6)%
Total common equity securities and other long-term investments	3.8%	(13.3)%
S&P 500 Index (total return)	6.2%	(19.6)%

Total consolidated portfolio	(0.3)%	(4.6)%
Total consolidated portfolio - excluding MediaAlpha	0.7%	(6.1)%

Investment Returns—Three Months Ended March 31, 2021 versus Three Months Ended March 31, 2020

White Mountains’s pre-tax total return on invested assets was -0.3% in the first quarter of 2021. This return included $42 million of net realized and unrealized investment losses from MediaAlpha. Excluding MediaAlpha, the total return on invested assets was 0.7% in the first quarter of 2021. White Mountains’s pre-tax total return on invested assets was -4.6% in the first quarter of 2020. This return included $32 million of net investment income and net unrealized investment gains from MediaAlpha. Excluding MediaAlpha, the total return on invested assets was -6.1% in the first quarter of 2020.
Excluding MediaAlpha, investment returns in the first quarter of 2021 were driven primarily by favorable other long-term investments results, partially offset by the impact of rising interest rates on the fixed income portfolio. Excluding MediaAlpha, investment returns in the first quarter of 2020 were driven primarily by the decline in equity markets as the COVID-19 pandemic expanded.

Fixed Income Results
White Mountains’s fixed income portfolio, including short-term investments, was $2.1 billion and $1.4 billion as of March 31, 2021 and December 31, 2020. The increase was driven primarily by the inclusion of invested assets relating to the Ark Transaction. The duration of White Mountains’s fixed income portfolio, including short-term investments, was 2.5 years and 3.2 years as of March 31, 2021 and December 31, 2020. White Mountains’s fixed income portfolio includes fixed maturity investments and short-term investments in the Collateral Trusts of $426 million and $432 million as of March 31, 2021 and December 31, 2020.
White Mountains’s fixed income portfolio returned -1.0% in the first quarter of 2021, compared to 0.7% in the first quarter of 2020, outperforming and underperforming the Bloomberg Barclays U.S. Intermediate Aggregate Index returns of -1.6% and 2.5% for the comparable periods. The results in the first quarter of 2021 were driven primarily by the short duration positioning of White Mountains’s fixed income portfolio as interest rates backed up in the quarter. The results in the first quarter of 2020 were driven primarily by the short duration positioning of White Mountains’s fixed income portfolio as interest rates declined significantly in the quarter.

Common Equity Securities, Investment in MediaAlpha and Other Long-Term Investments Results
White Mountains’s portfolio of common equity securities, its investment in MediaAlpha and other long-term investments was $1.8 billion and $1.6 billion as of March 31, 2021 and December 31, 2020, which represented 45% and 54% of total invested assets. See Note 5 — “Investment Securities”. The change was driven primarily by the inclusion of invested assets relating to the Ark Transaction, partially offset by a decline in White Mountains’s investment in MediaAlpha resulting from the MediaAlpha secondary offering and the decline in MediaAlpha’s common share price during the quarter.
White Mountains’s portfolio of common equity securities, its investment in MediaAlpha and other long-term investments returned 0.8% in the first quarter of 2021, which included $42 million of net realized and unrealized investment losses from MediaAlpha. White Mountains’s portfolio of common equity securities and other long-term investments returned 3.8% in the first quarter of 2021.
White Mountains’s portfolio of common equity securities, its investment in MediaAlpha and other long-term investments returned -9.6% in the first quarter of 2020, which included $32 million of net investment income and net unrealized investment gains from MediaAlpha. White Mountains’s portfolio of common equity securities and other long-term investments returned -13.3% in the first quarter of 2020.
During the second half of 2020, White Mountains sold its portfolio of common equity securities, including its portfolio of ETFs and international common equity securities, in anticipation of funding the Ark Transaction. As a result of the Ark Transaction, White Mountains’s portfolio of common equity securities consisted of international listed funds in the amount of $119 million as of March 31, 2021.
White Mountains’s portfolio of common equity securities returned 1.8% in the first quarter of 2021, compared to -20.9% in the first quarter of 2020, underperforming the S&P 500 Index returns of 6.2% and -19.6% for the comparable periods. The results were driven primarily by relative underperformance in White Mountains’s non-U.S. common equity positions versus the S&P 500 Index for both periods.
Historically, White Mountains’s portfolio of ETFs was designed to provide investment results that generally corresponds to the performance of the S&P 500 Index. White Mountains’s portfolio of ETFs was fully liquidated as of December 31, 2020 and amounted to $416 million as of March 31, 2020. In the first quarter of 2020, White Mountains’s portfolio of ETFs essentially earned the effective index return, before expenses. White Mountains also maintained relationships with a small number of third-party registered investment advisers (the “actively managed common equity portfolio”), who invested in non-U.S. equity securities through unit trusts. At the end of the third quarter of 2020, White Mountains fully redeemed its actively managed common equity portfolio. White Mountains’s actively managed common equity portfolio returned -26.5% in the first quarter of 2020, underperforming the S&P 500 Index return of -19.6%.
White Mountains maintains a portfolio of other long-term investments that consists primarily of unconsolidated entities, including Kudu’s Participation Contracts, private equity funds, a hedge fund, Lloyd’s trust deposits, a bank loan fund, ILS funds and private debt instruments. White Mountains’s portfolio of other long-term investments was $1.0 billion and $787 million as of March 31, 2021 and December 31, 2020. The change in other long-term investments was driven primarily by the inclusion of invested assets relating to the Ark Transaction, the addition of a bank loan fund and an increase in the fair value of Kudu Participation Contracts.
White Mountains’s other long-term investments portfolio returned 4.1% in the first quarter of 2021, compared to -5.8% in the first quarter of 2020. Investment returns for the first quarter of 2021 were driven primarily by $16 million of net unrealized investment gains from Kudu’s Participation Contracts, driven primarily by strong asset growth and performance of Kudu’s underlying asset management firms, and $15 million of net investment income and realized and unrealized investment gains from private equity funds. Investment returns for the first quarter of 2020 were driven primarily by $25 million of net unrealized investment losses from Kudu’s Participation Contracts, driven primarily by the impact of the market dislocation on Kudu’s underlying asset management firms relating to the COVID-19 pandemic, and a $10 million decrease in the fair value of White Mountains’s investment in PassportCard/DavidShield, where the global slowdown in travel activity in reaction to the COVID-19 pandemic caused a significant decline in premiums and revenues.
In the second quarter of 2019, White Mountains made an investment in three multi-investor ILS funds managed by Elementum, a third-party registered investment adviser specializing in natural catastrophe ILS. Elementum manages separate accounts and pooled investment vehicles across various ILS sectors, including catastrophe bonds, collateralized reinsurance investments and industry loss warranties, on behalf of third-party clients. In the first quarter of 2020, White Mountains made an investment in a fourth ILS fund managed by Elementum. As of March 31, 2021 and December 31, 2020, White Mountains had approximately $51 million invested in these four ILS funds.

Foreign Currency Exposure

As of March 31, 2021, White Mountains had foreign currency exposure on $189 million of net assets primarily related to NSM’s U.K.-based operations, Kudu’s non-U.S. Participation Contracts, Ark’s non-U.S. business and certain other foreign consolidated and unconsolidated entities.
The following table presents the fair value of White Mountains’s foreign denominated net assets by segment as of March 31, 2021:

Currency $ in Millions	NSM	Kudu	Other Segment	Ark	Total Fair Value	% of Total Shareholders’ Equity
GBP	$128.6	$—	$(.4)	$(12.5)	$115.7	3.0%
AUD	—	43.9	—	2.5	46.4	1.2%
EUR	—	—	19.9	2.5	22.4	.6%
CAD	—	—	—	3.2	3.2	.1%
All other	—	—	1.4	—	1.4	—%
Total	$128.6	$43.9	$20.9	$(4.3)	$189.1	4.9%

Income Taxes

The Company and its Bermuda domiciled subsidiaries are not subject to Bermuda income tax under current Bermuda law. In the event there is a change in the current law and taxes are imposed, the Company and its Bermuda domiciled subsidiaries would be exempt from such tax until March 31, 2035 pursuant to the Bermuda Exempted Undertakings Tax Protection Act of 1966. The Company has subsidiaries and branches that operate in various other jurisdictions around the world that are subject to tax in the jurisdictions in which they operate.  The jurisdictions in which the Company’s subsidiaries and branches are subject to tax are Ireland, Israel, Luxembourg, the United Kingdom and the United States.
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
White Mountains’s income tax benefit related to pre-tax loss from continuing operations for the three months ended March 31, 2021 represented an effective tax rate of 7%. The effective tax rate for the three months ended March 31, 2021 was different from the U.S. statutory rate of 21%, due to income generated in jurisdictions with lower tax rates than the United States. See Note 8 — “Income Taxes”.
White Mountains’s income tax benefit related to pre-tax loss from continuing operations for the three months ended March 31, 2020 represented an effective tax rate of 15%. The effective tax rate was different from the U.S. statutory rate of 21%, due to income generated in jurisdictions with lower tax rates than the United States and state income taxes. See Note 8 — “Income Taxes”.

Discontinued Operations

In the first quarter of 2021, White Mountains recorded an $18 million gain within discontinued operations as a result of reversing a liability arising from the tax indemnification provided in connection with the sale of Sirius Group in 2016. The liability related to certain interest deductions claimed by Sirius Group that had been disputed by the Swedish Tax Agency (STA). In April 2021, the STA informed the Swedish Administrative Court of Appeal that, as a result of the Swedish Supreme Administrative Court having ruled that the Swedish interest disallowance rules violate the European Union’s freedom of establishment principle, Sirius Group should prevail in its appeal (and that the interest deductions should not be disallowed).

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash and Short-term Investments

Holding Company Level
The primary sources of cash for the Company and certain of its intermediate holding companies are expected to be distributions from its insurance, reinsurance and other operating subsidiaries, net investment income, proceeds from sales, repayments and maturities of investments, capital raising activities and, from time to time, proceeds from sales of operating subsidiaries. The primary uses of cash are expected to be general and administrative expenses, purchases of investments, payments to tax authorities, payments on and repurchases/retirements of its debt obligations, dividend payments to holders of the Company’s common shares, distributions to non-controlling interest holders of consolidated subsidiaries, contributions to operating subsidiaries and, from time to time, purchases of operating subsidiaries and repurchases of the Company’s common shares.

Operating Subsidiary Level
The primary sources of cash for White Mountains’s insurance, reinsurance and other operating subsidiaries are expected to be premium and fee collections, commissions, net investment income, proceeds from sales, repayments and maturities of investments, contributions from holding companies and capital raising activities. The primary uses of cash are expected to be claim payments, policy acquisition costs, general and administrative expenses, broker commission expenses, insurance acquisition expenses, loss payments, costs of sales, purchases of investments, payments to tax authorities, payments on and repurchases/retirements of its debt obligations, distributions made to holding companies, distributions to non-controlling interest holders and, from time to time, purchases of operating subsidiaries.
Both internal and external forces influence White Mountains’s financial condition, results of operations and cash flows. Claim settlements, premium and fee levels, loss payments, cost of sales and investment returns may be impacted by changing rates of inflation and other economic conditions. Some time may lapse between the occurrence of an insured loss, the reporting of the loss to White Mountains’s operating subsidiaries and the settlement of the liability for that loss. The exact timing of the payment of losses and benefits cannot be predicted with certainty. White Mountains’s insurance and reinsurance operating subsidiaries maintain portfolios of invested assets with varying maturities and a substantial amount of cash and short-term investments to provide adequate liquidity for the payment of claims.
Management believes that White Mountains’s cash balances, cash flows from operations and routine sales and maturities of investments are adequate to meet expected cash requirements for the foreseeable future on both a holding company and insurance, reinsurance and other operating subsidiary level.

Dividend Capacity

The following is a description of the dividend capacity of White Mountains’s insurance, reinsurance and other operating subsidiaries:

HG Global/BAM
As of March 31, 2021, HG Global had $619 million face value of preferred shares outstanding, of which White Mountains owned 96.9%. Holders of the HG Global preferred shares receive cumulative dividends at a fixed annual rate of 6.0% on a quarterly basis, when and if declared by HG Global. During the three months ended March 31, 2021, HG Global declared and paid a $22 million preferred dividend, of which White Mountains received $21 million. As of March 31, 2021, HG Global has accrued $370 million of dividends payable to holders of its preferred shares, $357 million of which is payable to White Mountains and is eliminated in consolidation. As of March 31, 2021, HG Global and its subsidiaries had $1 million of cash outside of HG Re.
HG Re is a Special Purpose Insurer subject to regulation and supervision by the BMA, but it does not require regulatory approval to pay dividends. However, HG Re’s dividend capacity is limited to amounts held outside of the Collateral Trusts pursuant to the FLRT with BAM. As of March 31, 2021, HG Re had $745 million of statutory capital and surplus and $819 million of assets held in the Collateral Trusts pursuant to the FLRT with BAM.
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
As of March 31, 2021, the Collateral Trusts held assets of $819 million, which included $428 million of cash and investments, $388 million of BAM Surplus Notes and $3 million of interest receivable on the BAM Surplus Notes.
As of March 31, 2021, HG Re had $3 million of cash and investments and $118 million of accrued interest on the BAM Surplus Notes held outside the Collateral Trusts.
Through 2024, the interest rate on the BAM Surplus Notes is a variable rate equal to the one-year U.S. Treasury rate plus 300 basis points, set annually. During 2021, the interest rate on the BAM Surplus Notes is 3.1%. Beginning in 2025, the interest rate will be fixed at the higher of the then current variable rate or 8.0%. BAM is required to seek regulatory approval to pay interest and principal on the BAM Surplus Notes only to the extent that its remaining qualified statutory capital and other capital resources continue to support its outstanding obligations, its business plan and its “AA/stable” rating from Standard & Poor’s. No payment of principal or interest on the BAM Surplus Notes may be made without the approval of the NYDFS.
During the three months ended March 31, 2021, BAM made no repayments of the BAM Surplus Notes or accrued interest. In January 2020, BAM made a one-time $65 million cash payment of principal and interest on the BAM Surplus Notes held by HG Global. Of this payment, $48 million was a repayment of principal held in the Supplemental Trust, $1 million was a payment of accrued interest held in the Supplemental Trust and $16 million was a payment of accrued interest held outside the Supplemental Trust.

Ark
Group Ark Insurance Ltd. (“GAIL”), a class 4 licensed Bermuda insurer has the ability to declare or pay dividends or make capital distributions during any 12-month period without the prior approval of Bermuda regulatory authorities on the condition that any such declaration or payment of dividends or capital distributions does not cause a breach of any of its regulatory solvency and liquidity requirements. During 2021, GAIL has the ability, subject to meeting all appropriate liquidity and solvency requirements, to make dividend or capital distributions without the prior approval of regulatory authorities, subject to meeting all appropriate liquidity and solvency requirements, of $20 million, which is equal to 15% of its December 31, 2020 statutory capital, excluding earned surplus. The amount of dividends available to be paid by GAIL in any given year is also subject to cash flow and earnings generated by GAIL's business. During the three months ended March 31 2021, GAIL did not pay a dividend to its immediate parent.
As of March 31, 2021, Ark and its intermediate holding companies had $5 million of net unrestricted cash, short-term investments and fixed maturity investments outside of its regulated and unregulated insurance and reinsurance operating subsidiaries. During the three months ended March 31, 2021, Ark did not pay any dividends to its immediate parent.

NSM
During the three months ended March 31, 2021, NSM did not make any distributions to its unitholders. As of March 31, 2021, NSM had $42 million of net unrestricted cash and short-term investments.

Kudu
During the three months ended March 31, 2021, Kudu distributed $5 million to unitholders, substantially all of which was paid to White Mountains. As of March 31, 2021, Kudu had $7 million of net unrestricted cash and short-term investments.

Other Operations
During the three months ended March 31, 2021, White Mountains paid a $3 million common share dividend. As of March 31, 2021, the Company and its intermediate holding companies had $600 million of net unrestricted cash, short-term investments and fixed maturity investments, $600 million of MediaAlpha common stock and $166 million of private equity funds and ILS funds.

Financing

The following table presents White Mountains’s capital structure as of March 31, 2021 and December 31, 2020:

$ in Millions	March 31, 2021	December 31, 2020
Ark Alesco Notes	$30.0	$—
Ark Dekania Note	14.1	—
Ark Subordinated Notes	44.1	—
NSM Bank Facility (1)	271.5	271.3
Other NSM debt (1)	1.2	1.3
Kudu Credit Facility (1)	95.9	—
Kudu Bank Facility (1)	—	86.3
Other Operations debt (1)	17.0	17.5
Total debt	429.7	376.4
Non-controlling interests—excluding BAM	242.9	35.2
Total White Mountains’s common shareholders’ equity	3,825.9	3,906.0
Total capital	4,498.5	4,317.6
Time-value discount on expected future payments on the BAM Surplus Notes (2)	(137.7)	(142.5)
HG Global’s unearned premium reserve (2)	195.3	190.0
HG Global’s net deferred acquisition costs (2)	(54.2)	(52.4)
Total adjusted capital	$4,501.9	$4,312.7

Total debt to total adjusted capital	9.5%	8.7%
(1) Net of unamortized issuance costs
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

Ark Subordinated Notes
In March 2007, Ark issued $30 million face value of floating rate unsecured junior subordinated deferrable interest notes to Alesco Preferred Funding XII Ltd., Alesco Preferred Funding XIII Ltd. and Alesco Preferred Funding XIV Ltd (the “Ark Alesco Notes”) and a €12 million floating rate subordinated note to Dekania Europe CDO II plc (the “Ark Dekania Note”) (together, the “Ark Subordinated Notes”). The Alesco Notes, which mature in June 2037, accrue interest at a floating rate equal to the three-month U.S. LIBOR plus 4.6%. The Ark Dekania Note, which matures in June 2027, accrues interest at a floating rate equal to the three-month EURIBOR plus 4.6%. As of March 31, 2021, the Ark Alesco Notes had an outstanding balance of $30 million and the Ark Dekania Note had an outstanding balance of €12 million (approximately $14 million based upon the foreign exchange spot rate as of March 31, 2021).

Ark Stand By Letter of Credit Facility
Ark has a secured stand by letter of credit facility (the “Ark LOC Facility”) with three lenders, Lloyds Bank plc, National Westminster Bank plc and ING Bank N.V, London Branch to provide capital support the Syndicates. As of March 31, 2021, the utilized level of the facility was $45 million, with the ability to increase to $150 million. The Ark LOC Facility has a termination date of December 31, 2025. During the three months ended March 31, 2021, Ark did not borrow or make any repayments under the Ark LOC Facility.
The Ark LOC Facility, which provides funds at Lloyd’s, is secured by all property of the loan parties and contains various affirmative, negative and financial covenants that White Mountains considers to be customary for such borrowings, including a minimum tangible net worth covenant.

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
The following table presents the change in debt under the NSM Bank Facility for the three months ended March 31, 2021 and 2020:

NSM Bank Facility	Three Months Ended
	March 31,
Millions	2021	2020
Beginning balance	$277.4	$221.3
Term loans
Borrowings	—	—
Repayments	(.7)	(.6)
Foreign currency translation	.6	—
Revolving credit loan
Borrowings	—	—
Repayments	—	—
Ending balance	$277.3	$220.7

As of March 31, 2021, the term loans had an outstanding balance of $277 million, including £43 million (approximately $58 million based upon the foreign exchange spot rate as of March 31, 2021) in a GBP term loan, and the revolving credit loan was undrawn.
On June 15, 2018, NSM entered into an interest rate swap agreement to hedge its exposure to interest rate risk on $151 million of its USD denominated variable rate term loans.
As of March 31, 2021, $147 million of the outstanding term loans were hedged by the swap and $130 million of the outstanding term loans were unhedged. The following table presents the NSM weighted average interest rate for the three months ended March 31, 2021 and 2020:

NSM Weighted Average Interest Rate	Three Months ended March 31,
	2021			2020
Millions	Weighted Average	Interest Expense (1)	Weighted Average Interest rate	Weighted Average	Interest Expense (1)	Weighted Average Interest rate
Term loan - hedged	147.6	3.4	9.2%	148.4	3.0	8.1%
Term loan - unhedged	129.8	2.5	7.7%	72.6	1.2	6.6%
Total NSM Facility	277.4	5.9	8.5%	221.0	4.2	7.6%
(1) Interest expense includes the amortization of debt issuance costs and the effect of the interest rate swap and excludes interest expense related to the Other NSM Debt.

The NSM Bank Facility is secured by all property of the loan parties and contains various affirmative, negative and financial covenants that White Mountains considers to be customary for such borrowings, including a maximum consolidated total leverage ratio covenant.

Other NSM Debt
NSM also has a secured term loan related to its U.K.-based operations. As of March 31, 2021, the secured term loan had an outstanding balance of $1 million and a maturity date of December 31, 2022.

Kudu Credit Facility and Kudu Bank Facility
On December 23, 2019, Kudu entered into a secured credit facility with Monroe Capital Management Advisors, LLC (the “Kudu Bank Facility”). On March 23, 2021, Kudu replaced the Kudu Bank Facility and entered into a secured revolving credit facility (the “Kudu Credit Facility”) with Massachusetts Mutual Life Insurance Company to fund new investments and related transaction expenses. The maximum borrowing capacity of the Kudu Credit Facility is $300 million, which includes the initial advanced amount of $102 million. The Kudu Credit Facility matures on March 23, 2036. During the three months ended March 31, 2021, Kudu borrowed $3 million and repaid the outstanding Kudu Bank Facility balance of $92 million. As of March 31, 2021, the Kudu Credit Facility had an undrawn balance of $198 million. Kudu may borrow undrawn balances within the initial three year availability period, subject to customary terms and conditions, to the extent the amount borrowed under the Kudu Credit Facility does not exceed 35% of the borrowing base, which is comprised of Kudu’s qualifying participation contracts (the “LTV percentage”). When considering White Mountains’s remaining equity commitment to Kudu, the available undrawn balance was $61 million as of March 31, 2021.
Interest on the Kudu Credit Facility accrues at a floating interest rate equal to the greater of the three-month USD-LIBOR and 0.25%, plus in each case, the applicable spread of 4.30%. The Kudu Credit Facility requires Kudu to maintain an interest reserve account, which is included in restricted cash. As of March 31, 2021, the interest reserve account is $3.9 million. The Kudu Credit Facility requires Kudu to maintain an LTV percentage of less than 50% in years 0-3, 40% in years 4-6, 25% in years 7-8, 15% in years 9-10, and 0% thereafter. As of March 31, 2021, Kudu has a 29.5% LTV.
The Kudu Credit Facility is secured by all property of the loan parties and contains various affirmative and negative covenants that White Mountains considers to be customary for such borrowings.

Other Operations Debt
As of March 31, 2021, debt in White Mountains’s Other Operations segment consisted of two secured credit facilities. The first credit facility has a maximum borrowing capacity of $16 million, which is comprised of a term loan of $11 million, a delayed-draw term loan of $3 million and a revolving credit loan commitment of $2 million, all with a maturity date of March 12, 2024. During the three months ended March 31, 2021, White Mountains’s Other Operations segment borrowed $0.3 million on the revolving credit loan and made repayments of $0.6 million on the term loans, under the first credit facility. As of March 31, 2021, the first credit facility had an outstanding balance of $9 million. The second credit facility has a maximum borrowing capacity of $15 million, which is comprised of a term loan of $9 million, a delayed-draw term loan of $4 million and a revolving credit loan commitment of $2 million, all with a maturity date of July 2, 2025. During the three months ended March 31, 2021, White Mountains’s Other Operations segment had no borrowings and made repayments of $0.2 million on the term loans under the second credit facility. As of March 31, 2021, the second credit facility had an outstanding balance of $9 million.

Covenant Compliance
As of March 31, 2021, White Mountains was in compliance in all material respects with all of the covenants under all of its debt instruments.

Share Repurchases

White Mountains’s board of directors has authorized the Company to repurchase its common shares from time to time, subject to market conditions. The repurchase authorizations do not have a stated expiration date. As of March 31, 2021, White Mountains may repurchase an additional 542,517 shares under these board authorizations. In addition, from time to time White Mountains has also repurchased its common shares through tender offers that were separately approved by its board of directors.
During the three months ended March 31, 2021, White Mountains repurchased and retired 7,161 of its common shares for $7 million, at an average share price of $1,039, which was approximately 84% of White Mountains’s March 31, 2021 adjusted book value per share. All of the shares White Mountains repurchased in the first three months of 2021 were to satisfy employee income tax withholding pursuant to employee benefit plans.
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

Cash Flows

Detailed information concerning White Mountains’s cash flows during the three months ended March 31, 2021 and 2020 follows:

Cash flows from operations for the three months ended March 31, 2021 and March 31, 2020

Net cash used for operations was $(93) million in the three months ended March 31, 2021, compared to $(60) million in the three months ended March 31, 2020. The increase in cash used for operations was primarily driven by Ark’s transaction expenses during the three months ended March 31, 2021, partially offset by a decrease in the investments in Kudu’s participation contracts. As of March 31, 2021, the Company and its intermediate holding companies had $600 million of net unrestricted cash, short-term investments and fixed maturity investments, $600 million of MediaAlpha common stock and $166 million of private equity funds and ILS funds.

Cash flows from investing and financing activities for the three months ended March 31, 2021

Financing and Other Capital Activities
During the three months ended March 31, 2021, the Company declared and paid a $3 million cash dividend to its common shareholders.
During the three months ended March 31, 2021, White Mountains repurchased and retired 7,161 of its common shares for $7 million, all of which were repurchased under employee benefit plans for statutory withholding tax payments.
During the three months ended March 31, 2021, BAM received $14 million in MSC.
During the three months ended March 31, 2021, HG Global declared and paid $22 million of preferred dividends, of which $21 million was paid to White Mountains.
During the three months ended March 31, 2021, NSM repaid $1 million in term loans under the NSM Bank Facility.
During the three months ended March 31, 2021, Kudu borrowed $3 million in term loans under the Kudu Bank Facility.
On March 23, 2021, Kudu entered into the Kudu Credit Facility with an initial draw of $102 million, of which $92 million was used to repay the outstanding principal balance on its term loans under the Kudu Bank Facility.

Acquisitions and Dispositions
On January 1, 2021 White Mountains completed the Ark Transaction, which included contributing $605 million of equity capital to Ark, at a pre-money valuation of $300 million, and purchasing $41 million of shares from certain selling shareholders. In the fourth quarter of 2020, White Mountains prefunded/placed in escrow a total of $646 million in preparation for closing the Ark Transaction.
On March 23, 2021, MediaAlpha completed a secondary offering of 8.05 million shares. In the secondary offering, White Mountains sold 3.6 million shares at $46.00 per share ($44.62 per share net of underwriting fees) for net proceeds of $160 million.

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
During the three months ended March 31, 2020, HG Global declared and paid $23 million of preferred dividends, of which $22 million was paid to White Mountains.
During the three months ended March 31, 2020, NSM repaid $1 million in term loans and $1 million in revolving loans under the NSM Bank Facility.
During the three months ended March 31, 2020, Kudu borrowed $12 million in term loans under the Kudu Bank Facility and made no repayments.

NON-GAAP FINANCIAL MEASURES

This report includes 12 non-GAAP financial measures that have been reconciled to their most comparable GAAP financial measures.

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
Under GAAP, White Mountains is required to carry the BAM Surplus Notes, including accrued interest, at nominal value with no consideration for time value of money. Based on a debt service model that forecasts operating results for BAM through maturity of the BAM Surplus Notes, the present value of the BAM Surplus Notes, including accrued interest and using an 8% discount rate, was estimated to be $142 million, $147 million and $154 million less than the nominal GAAP carrying values as of March 31, 2021, December 31, 2020 and March 31, 2020, respectively.
The value of HG Global’s unearned premium reserve, net of deferred acquisition costs, was $146 million, $142 million, and $121 million as of March 31, 2021, December 31, 2020 and March 31, 2020, respectively.
White Mountains believes these adjustments are useful to management and investors in analyzing the intrinsic value of HG Global, including the value of the BAM Surplus Notes and the value of the in-force business at HG Re, HG Global’s reinsurance subsidiary.
The denominator used in the calculation of adjusted book value per share equals the number of common shares outstanding, adjusted to exclude unearned restricted common shares, the compensation cost of which, at the date of calculation, has yet to be amortized. Restricted common shares are earned on a straight-line basis over their vesting periods. The reconciliation of GAAP book value per share to adjusted book value per share is included on page 50.

BAM’s gross written premiums and MSC from new business
BAM’s gross written premiums and MSC from new business is a non-GAAP financial measure, which is derived by adjusting gross written premiums and MSC collected (i) to include the present value of future installment MSC not yet collected and (ii) to exclude the impact of gross written premium adjustments related to policies closed in prior periods. White Mountains believes these adjustments are useful to management and investors in evaluating the volume and pricing of new business closed during the period. The reconciliation from GAAP gross written premiums to gross written premiums and MSC from new business is included on page 55.

Ark’s adjusted loss and loss adjustment expense, insurance acquisition expense, other underwriting expense and combined ratios
Ark’s adjusted loss and loss adjustment expense ratio, adjusted insurance acquisition expense ratio, adjusted other underwriting expense ratio and adjusted combined ratio are non-GAAP financial measures, which are derived by adjusting the GAAP ratios to add back amounts ceded to TPC Providers for the Syndicates. The impact of these reinsurance arrangements relate to years of account prior to the Ark Transaction. White Mountains believes these adjustments are useful to management and investors in evaluating Ark’s results on a fully aligned basis. The reconciliation from the GAAP ratios to the adjusted ratios is included on page 60.

NSM’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) and NSM’s adjusted EBITDA
NSM’s EBITDA and adjusted EBITDA are non-GAAP financial measures. EBITDA is a non-GAAP financial measure that excludes interest expense on debt, income tax expense (benefit), depreciation and amortization of other intangible assets from GAAP net income (loss). Adjusted EBITDA is a non-GAAP financial measure that excludes certain other items in GAAP net income (loss) in addition to those excluded from EBITDA. The adjustments relate to (i) change in fair value of contingent consideration earnout liabilities, (ii) non-cash equity-based compensation expense, (iii) impairments of intangible assets, (iv) loss on assets held for sale, (v) acquisition-related transaction expenses, (vi) investments made in the development of new business lines and (vii) restructuring expenses. A description of each follows:
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
•Loss on assets held for sale - Represents the loss on the net assets held for sale related to the Fresh Insurance motor business.
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

Kudu’s EBITDA and Kudu’s adjusted EBITDA
Kudu's EBITDA and adjusted EBITDA are non-GAAP financial measures. EBITDA is a non-GAAP financial measure that excludes interest expense on debt, income tax expense (benefit), depreciation and amortization of other intangible assets from GAAP net income (loss). Adjusted EBITDA is a non-GAAP financial measure that excludes certain other items in GAAP net income (loss) in addition to those excluded from EBITDA. The adjustments relate to (i) net unrealized investment gains (losses) on Kudu's Participation Contracts, (ii) non-cash equity-based compensation expense and (iii) acquisition-related transaction expenses. A description of each adjustment follows:
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

White Mountains believes that these non-GAAP financial measures are useful to management and investors in evaluating Kudu’s performance. The reconciliation of Kudu’s GAAP net income (loss) to EBITDA and adjusted EBITDA is included on page 64.

Total consolidated portfolio return excluding MediaAlpha
Total consolidated portfolio return excluding MediaAlpha is a non-GAAP financial measure that removes the net investment income and net realized and unrealized investment gains (losses) from White Mountains’s investment in MediaAlpha. White Mountains believes this measure to be useful to management and investors by showing the underlying performance of White Mountains’s investment portfolio without regard to MediaAlpha. A reconciliation from GAAP to the reported percentages is as follows:

	For the Three Months Ended March 31, 2021			For The Three Months Ended March 31, 2020
	GAAP Return	Remove MediaAlpha	Return - Excluding MediaAlpha	GAAP Return	Remove MediaAlpha	Return - Excluding MediaAlpha
Total consolidated portfolio return	(0.3)%	1.0%	0.7%	(4.6)%	(1.5)%	(6.1)%

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

CRITICAL ACCOUNTING ESTIMATES

Refer to the Company’s 2020 Annual Report on Form 10-K for a complete discussion regarding White Mountains’s critical accounting estimates. The following describes changes to White Mountains’s critical accounting estimates since December 31, 2020 as of March 31, 2021.

I. Fair Value Measurements

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

Invested Assets

White Mountains uses outside pricing services and brokers to assist in determining fair values. The outside pricing services White Mountains uses have indicated that they will only provide prices where observable inputs are available. As of March 31, 2021, approximately 73% of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs.

Level 1 Measurements
Investments valued using Level 1 inputs include White Mountains’s common equity securities, its investment in MediaAlpha subsequent to the MediaAlpha IPO, and fixed maturity investments, primarily investments in U.S. Treasuries and short-term investments, which include U.S. Treasury Bills. For investments in active markets, White Mountains uses the quoted market prices provided by outside pricing services to determine fair value.

Level 2 Measurements
Investments valued using Level 2 inputs include fixed maturity investments which have been disaggregated into classes, including debt securities issued by corporations, municipal obligations, mortgage and asset-backed securities and collateralized loan obligations. Investments valued using Level 2 inputs also include certain common equity listed funds traded on foreign exchanges, which White Mountains values using the fund manager’s published net asset value per share (“NAV”) to account for the difference in market close times.
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
White Mountains’s process to assess the reasonableness of the market prices obtained from the outside pricing sources covers substantially all of its fixed maturity investments and includes, but is not limited to, the evaluation of pricing methodologies and a review of the pricing services’ quality control procedures on at least an annual basis, a comparison of its invested asset prices obtained from alternate independent pricing vendors on at least a semi-annual basis, monthly analytical reviews of certain prices and a review of the underlying assumptions utilized by the pricing services for select measurements on an ad hoc basis throughout the year. White Mountains also performs back-testing of selected investment sales activity to determine whether there are any significant differences between the market price used to value the security prior to sale and the actual sale price of the security on an ad-hoc basis throughout the year. Prices provided by the pricing services that vary by more than $0.5 million and 5% from the expected price based on these assessment procedures are considered outliers, as are prices that have not changed from period to period and prices that have trended unusually compared to market conditions. In circumstances where the results of White Mountains’s review process does not appear to support the market price provided by the pricing services, White Mountains challenges the vendor provided price. If White Mountains cannot gain satisfactory evidence to support the challenged price, White Mountains will rely upon its own internal pricing methodologies to estimate the fair value of the security in question. The valuation process described above is generally applicable to all of White Mountains’s fixed maturity investments

Level 3 Measurements
Fair value estimates for investments that trade infrequently and have few or no quoted market prices or other observable inputs are classified as Level 3 measurements. Investments valued using Level 3 fair value estimates are based upon unobservable inputs and include investments in certain fixed maturity investments, common equity securities and other long-term investments where quoted market prices or other observable inputs are unavailable or are not considered reliable or reasonable.
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

Other Long-Term Investments
As of March 31, 2021, White Mountains owned a portfolio of other long-term investments valued at $1.0 billion, that consisted primarily of unconsolidated entities, including Kudu’s Participation Contracts, private equity funds, a hedge fund, Lloyd’s trust deposits, a bank loan fund, ILS funds and private debt instruments. As of March 31, 2021, $656 million of White Mountains’s other long-term investments that consisted primarily of unconsolidated entities, including Kudu’s Participation Contracts, and private debt instruments were classified as Level 3 investments in the GAAP fair value hierarchy, were not actively traded in public markets and did not have readily observable market prices. The determination of the fair value of these securities involves significant management judgment, and the use of valuation models and assumptions that are inherently subjective and uncertain.  As of March 31, 2021, $376 million of White Mountains’s other long-term investments, consisting of private equity funds, a hedge fund, Lloyd’s trust deposits, a bank loan funds, and ILS funds, were valued at fair value using NAV as a practical expedient. Investments for which fair value is measured at NAV using the practical expedient are not classified within the fair value hierarchy.
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
As of March 31, 2021, White Mountains’s most significant other long-term investments that are valued using Level 3 measurements include Kudu’s Participation Contracts and PassportCard/DavidShield.

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
As of March 31, 2021, the combined fair value of Kudu’s Participation Contracts was $427 million. The inputs to each discounted cash flow analysis vary depending on the nature of each client. As of March 31, 2021, White Mountains concluded that pre-tax discount rates in the range of 18% to 23%, and terminal cash flow exit multiples in the range of 7 to 12 times were appropriate for the valuations of Kudu’s Participation Contracts.
With a discounted cash flow analysis, small changes to inputs in a valuation model may result in significant changes to fair value. The following table presents the estimated effect on the fair value of Kudu’s Participation Contracts as of March 31, 2021, resulting from increases and decreases to the discount rates and terminal cash flow exit multiples used in the discounted cash flow analysis:

$ in Millions	Discount Rate(1)
Terminal Exit Multiple	-2%	-1%	18% - 23%	+1%	+2%
+2	$509	$481	$456	$431	$409
+1	$492	$466	$442	$418	$397
7x - 12x	$476	$450	$427	$405	$385
-1	$459	$435	$413	$392	$373
-2	$442	$420	$400	$381	$364
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
White Mountains concluded that an after-tax discount rate of 23% and a terminal revenue growth rate of 4% was appropriate for the valuation of its investment in PassportCard/DavidShield as of March 31, 2021. Utilizing these assumptions, White Mountains determined that the fair value of its investment in PassportCard/DavidShield was $95 million as of March 31, 2021.
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
In the first quarter of 2021, sustained progress with COVID-19 vaccinations in Israel and abroad led to the Israeli airport reopening in March, which resulted in increased leisure travel and the placement of leisure travel insurance by PassportCard. Revenues from private medical insurance placed by DavidShield remained strong in the first quarter of 2021.
With a discounted cash flow analysis, small changes to inputs in a valuation model may result in significant changes to fair value. The following table presents the estimated effect on the fair value of White Mountains’s investment in PassportCard/DavidShield as of March 31, 2021, resulting from changes in key inputs to the discounted cash flow analysis, including the discount rate and terminal revenue growth rate:

$ in Millions	Discount Rate
Terminal Revenue Growth Rate	21%	22%	23%	24%	25%
4.5%	$112	$103	$95	$89	$82
4.0%	$111	$102	$95	$88	$82
3.5%	$110	$101	$94	$87	$81

Other Long-term Investments - NAV
White Mountains’s portfolio of other long-term investments includes investments in private equity funds, a hedge fund, Lloyd’s trust deposits, a bank loan fund and ILS funds, which are valued at fair value using NAV as a practical expedient. White Mountains employs a number of procedures to assess the reasonableness of the fair value measurements for other long-term investments measures at NAV, including obtaining and reviewing periodic and audited annual financial statements as well as discussing each fund’s pricing with the fund manager throughout the year. However, since the fund managers do not provide sufficient information to evaluate the pricing methods and inputs for each underlying investment, White Mountains considers the valuation inputs to be unobservable. The fair value of White Mountains’s other long-term investments measured at NAV are generally determined using the fund manager’s NAV. In the event that White Mountains believes the fair value differs from the NAV reported by the fund manager due to illiquidity or other factors, White Mountains will adjust the reported NAV to more appropriately represent the fair value of its investment.

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
•incurred loss and loss adjustment expenses and the adequacy of its loss and loss adjustment expense reserves and related reinsurance;
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

These statements are based on certain assumptions and analyses made by White Mountains in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors believed to be appropriate in the circumstances. However, whether actual results and developments will conform to its expectations and predictions is subject to risks and uncertainties that could cause actual results to differ materially from expectations, including:

•    the risks that are described from time to time in White Mountains’s filings with the Securities and Exchange Commission, including but not limited to White Mountains’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020;
•    claims arising from catastrophic events, such as hurricanes, earthquakes, floods, fires, terrorist attacks or severe winter weather;
•    recorded loss reserves subsequently proving to have been inadequate;
•    the market value of White Mountains’s investment in MediaAlpha;
•    the trends and uncertainties from the COVID-19 pandemic, including judicial interpretations on the extent of insurance coverage provided by insurers for COVID-19 pandemic related claims;
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

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

Refer to White Mountains’s 2020 Annual Report on Form 10-K and in particular Item 7A. - “Quantitative and Qualitative Disclosures About Market Risk”.

Item 4.Controls and Procedures.

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
There were no significant changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended March 31, 2021.

Part II.OTHER INFORMATION

Item 1.Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes to any of the risk factors previously disclosed in the Registrant’s 2020 Annual Report on Form 10-K.

Item 2.Issuer Purchases of Equity Securities.

Months	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (1)
January 1-January 31, 2021	5,418	$1,000.66	—	542,517
February 1 - February 28, 2021	181	$1,096.81	—	542,517
March 1 - March 31, 2021	1,562	$1,165.12	—	542,517
Total	7,161	$1,038.96	—	542,517
(1) White Mountains’s board of directors has authorized the Company to repurchase its common shares, from time to time, subject to market conditions. The repurchase authorizations do not have a stated expiration date.

Item 3. Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

None.

Item 5.Other Information.

None.

Item 6.Exhibits.

(a)	Exhibit number		Name
	2.0	—	Plan of Reorganization (incorporated by reference herein to the Company’s Registration Statement on S-4 (No. 333-87649) dated September 23, 1999)
	3.1	—	Memorandum of Continuance of the Company (incorporated by reference herein to Exhibit (3)(i) of the Company’s Current Report on Form 8-K dated November 1, 1999)
	3.2	—	Amended and Restated Bye-Laws of the Company (incorporated by reference herein to Exhibit 3 of the Company’s Report on Form 10-Q dated May 2, 2017)
	31.1	—	Principal Executive Officer Certification Pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934, as Amended. *
	31.2	—	Principal Financial Officer Certification Pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934, as Amended. *
	32.1	—	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
	32.2	—	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
	101	—	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Included herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
(Registrant)

Date:	May 10, 2021	By: /s/ J. Brian Palmer
J. Brian Palmer
Managing Director and Chief Accounting Officer