Form 10-Q
period 2021-06-30
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2021-08-06
CIK 776867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2021

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

As of August 4, 2021, 3,106,130 common shares with a par value of $1.00 per share were outstanding (which includes 37,850 restricted common shares that were not vested at such date).

WHITE MOUNTAINS INSURANCE GROUP, LTD.

Part I.FINANCIAL INFORMATION.
Item 1.Financial Statements
WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
Millions, except share and per share amounts
Assets	Unaudited
Financial Guarantee (HG Global/BAM)
Fixed maturity investments, at fair value	$884.6	$859.5
Short-term investments, at fair value	44.9	60.4
Total investments	929.5	919.9
Cash	20.6	42.8
Insurance premiums receivable	6.9	6.9
Deferred acquisition costs	30.5	27.8
Accrued investment income	5.0	5.0
Other assets	14.0	15.4
Total Financial Guarantee assets	1,006.5	1,017.8
P&C Insurance and Reinsurance (Ark)
Fixed maturity investments, at fair value	519.8	—
Common equity securities, at fair value	142.0	—
Short-term investments, at fair value	251.0	—
Other long-term investments	257.5	—
Total investments	1,170.3	—
Cash	110.6	—
Reinsurance recoverables	431.3	—
Insurance premiums receivable	589.0	—
Ceded unearned premiums	116.1	—
Deferred acquisition cost	122.8	—
Value of in-force business acquired	27.8	—
Goodwill and other intangible assets	292.5	—
Other assets	113.9	—
Total P&C Insurance and Reinsurance assets	2,974.3	—
Specialty Insurance Distribution (NSM)
Cash (restricted $90.3 and $78.4)	154.6	126.5
Premiums and commissions receivable	85.1	76.7
Goodwill and other intangible assets	691.6	736.8
Other assets	55.7	59.6
Total Specialty Insurance Distribution assets	987.0	999.6
Asset Management (Kudu)
Short-term investments, at fair value	.1	.1
Other long-term investments	455.5	400.6
Total investments	455.6	400.7
Cash (restricted $4.0 and $0.0)	13.5	7.8
Accrued investment income	7.6	9.8
Goodwill and other intangible assets	9.1	9.2
Other assets	8.5	2.7
Total Asset Management assets	494.3	430.2
Other Operations
Fixed maturity investments, at fair value	352.9	347.7
Short-term investments, at fair value	236.5	82.4
Investment in MediaAlpha, at fair value	713.2	802.2
Other long-term investments	368.4	386.2
Total investments	1,671.0	1,618.5
Cash	27.4	34.1
Cash pre-funded/placed in escrow for Ark Transaction	—	646.3
Accounts receivable on unsettled investment sales	1.7	3.4
Goodwill and other intangible assets	51.0	36.4
Other assets	66.7	45.1
Total Other Operations assets	1,817.8	2,383.8
Total assets	$7,279.9	$4,831.4
See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	June 30, 2021	December 31, 2020
Millions, except share and per share amounts
Liabilities	Unaudited
Financial Guarantee (HG Global/BAM)
Unearned insurance premiums	$250.9	$237.5
Accrued incentive compensation	16.1	25.7
Other liabilities	28.5	28.3
Total Financial Guarantee liabilities	295.5	291.5
P&C Insurance and Reinsurance (Ark)
Loss and loss adjustment expense reserves	760.0	—
Unearned insurance premiums	718.7	—
Debt	44.2	—
Reinsurance payable	512.8	—
Contingent consideration	22.5	—
Accounts payable on unsettled investment purchases	1.9	—
Other liabilities	73.0	—
Total P&C Insurance and Reinsurance liabilities	2,133.1	—
Specialty Insurance Distribution (NSM)
Debt	270.7	272.6
Premiums payable	137.9	113.4
Contingent consideration	7.3	14.6
Other liabilities	89.7	91.2
Total Specialty Insurance Distribution liabilities	505.6	491.8
Asset Management (Kudu)
Debt	94.5	86.3
Other liabilities	31.1	10.0
Total Asset Management liabilities	125.6	96.3
Other Operations
Debt	19.4	17.5
Accrued incentive compensation	50.1	70.1
Other liabilities	42.6	46.3
Total Other Operations liabilities	112.1	133.9
Total liabilities	3,171.9	1,013.5
Equity
White Mountains’s common shareholders’ equity
White Mountains’s common shares at $1 par value per share—authorized 50,000,000 shares; issued and outstanding 3,109,182 and 3,102,011 shares and paid-in surplus	3.1	3.1
Paid-in surplus	594.1	592.1
Retained earnings	3,378.6	3,311.2
Accumulated other comprehensive gain (loss), after-tax:
Net unrealized foreign currency translation and interest rate swap gains (losses)	2.4	(.4)
Total White Mountains’s common shareholders’ equity	3,978.2	3,906.0
Non-controlling interests	129.8	(88.1)
Total equity	4,108.0	3,817.9
Total liabilities and equity	$7,279.9	$4,831.4
See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2021	2020	2021	2020
Revenues:
Financial Guarantee (HG Global/BAM)
Earned insurance premiums	$6.5	$5.6	$12.9	$11.0
Net investment income	4.3	4.9	8.8	10.4
Net realized and unrealized investment gains (losses)	6.3	14.4	(11.6)	20.5
Other revenues	.3	1.2	.6	1.7
Total Financial Guarantee revenues	17.4	26.1	10.7	43.6

P&C Insurance and Reinsurance (Ark)
Earned insurance premiums	117.8	—	222.4	—
Net investment income	.4	—	1.2	—
Net realized and unrealized investment gains	8.9	—	10.0	—
Other revenues	3.4	—	6.0	—
Total P&C Insurance and Reinsurance revenues	130.5	—	239.6	—

Specialty Insurance Distribution (NSM)
Commission revenues	68.0	63.0	127.6	116.0
Other revenues	16.3	13.1	31.5	25.1
Total Specialty Insurance Distribution revenues	84.3	76.1	159.1	141.1

Asset Management (Kudu)
Net investment income	8.4	5.6	16.6	12.9
Net realized and unrealized investment gains (losses)	27.8	16.5	43.6	(8.3)
Other revenues	—	—	.1	.1
Total Asset Management revenues	36.2	22.1	60.3	4.7

Other Operations
Net investment income	4.0	9.1	11.1	19.2
Net realized and unrealized investment gains (losses)	16.6	107.0	18.7	(61.0)
Net realized and unrealized investment gains from investment in MediaAlpha	113.0	15.0	71.3	45.0
Commission revenues	2.3	1.9	4.6	4.0
Other revenues	22.4	2.3	29.5	3.8
Total Other Operations revenues	158.3	135.3	135.2	11.0
Total revenues	$426.7	$259.6	$604.9	$200.4

CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2021	2020	2021	2020
Expenses:
Financial Guarantee (HG Global/BAM)
Insurance acquisition expenses	$1.6	$2.1	$3.5	$3.8
General and administrative expenses	13.9	12.7	30.3	27.4
Total Financial Guarantee expenses	15.5	14.8	33.8	31.2

P&C Insurance and Reinsurance (Ark)
Loss and loss adjustment expenses	52.6	—	118.6	—
Insurance and reinsurance acquisition expenses	34.0	—	70.7	—
Other underwriting expenses	19.1	—	30.3	—
General and administrative expenses	5.7	—	32.3	—
Interest expense	1.3	—	2.4	—
Total P&C Insurance and Reinsurance expenses	112.7	—	254.3	—

Specialty Insurance Distribution (NSM)
General and administrative expenses	47.3	48.5	93.3	88.1
Broker commission expenses	21.6	21.0	40.5	39.3
Change in fair value of contingent consideration	.2	(1.7)	.2	(2.3)
Amortization of other intangible assets	8.2	6.3	16.8	11.1
Loss on assets held for sale	—	—	28.7	—
Interest expense	5.9	5.7	11.8	10.0
Total Specialty Insurance Distribution expenses	83.2	79.8	191.3	146.2

Asset Management (Kudu)
General and administrative expenses	3.2	2.8	5.7	5.3
Amortization of other intangible assets	.1	.1	.2	.2
Interest expense	1.5	1.5	7.3	2.9
Total Asset Management expenses	4.8	4.4	13.2	8.4

Other Operations
Cost of sales	17.9	2.2	21.9	4.2
General and administrative expenses	29.5	25.3	65.2	42.8
Amortization of other intangible assets	.4	.2	.9	.4
Interest expense	.4	.2	.7	.5
Total Other Operations expenses	48.2	27.9	88.7	47.9
Total expenses	264.4	126.9	581.3	233.7
Pre-tax income (loss) from continuing operations	162.3	132.7	23.6	(33.3)
Income tax (expense) benefit	(29.8)	(24.1)	(20.3)	1.4
Net income (loss) from continuing operations	132.5	108.6	3.3	(31.9)
Net (loss) gain from sale of discontinued operations, net of tax	—	(1.0)	18.7	(.1)
Net income (loss)	132.5	107.6	22.0	(32.0)
Net loss attributable to non-controlling interests	6.0	7.8	41.2	18.6
Net income (loss) attributable to White Mountains’s common shareholders	$138.5	$115.4	$63.2	$(13.4)
See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2021	2020	2021	2020
Net income (loss) attributable to White Mountains’s common shareholders	$138.5	$115.4	$63.2	$(13.4)
Other comprehensive income (loss), net of tax	1.0	.5	2.8	(2.9)
Comprehensive income (loss)	139.5	115.9	66.0	(16.3)
Other comprehensive income attributable to non-controlling interests	(.1)	(.2)	(.2)	(.2)
Comprehensive income (loss) attributable to White Mountains’s common shareholders	$139.4	$115.7	$65.8	$(16.5)

Earnings (loss) per share attributable to White Mountains’s common shareholders:

Basic (loss) earnings per share
Continuing operations	$44.56	$37.46	$14.32	$(4.25)
Discontinued operations	—	(.32)	6.03	(.03)
Total consolidated operations	$44.56	$37.14	$20.35	$(4.28)
Diluted (loss) earnings per share
Continuing operations	$44.56	$37.46	$14.32	$(4.25)
Discontinued operations	—	(.32)	6.03	(.03)
Total consolidated operations	$44.56	$37.14	$20.35	$(4.28)
Dividends declared and paid per White Mountains’s common share	$—	$—	$1.00	$1.00
See Notes to Consolidated Financial Statements.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	White Mountains’s Common Shareholders’ Equity
Millions	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Non-controlling interest	Total Equity
Balance at March 31, 2021	$597.9	$3,226.7	$1.3	$3,825.9	$110.0	$3,935.9
Net income (loss)	—	138.5	—	138.5	(6.0)	132.5
Net change in foreign currency translation and other	—	—	.9	.9	.1	1.0
Total comprehensive income (loss)	—	138.5	.9	139.4	(5.9)	133.5
Dividends to non-controlling interests	—	—	—	—	(.6)	(.6)
Issuances of common shares	1.7	—	—	1.7	—	1.7
Issuances of shares of non-controlling interests	—	—	—	—	6.1	6.1
BAM member surplus contribution, net of tax	—	—	—	—	16.3	16.3
Amortization of restricted share awards	3.5	—	—	3.5	—	3.5
Recognition of equity-based compensation expense of subsidiaries	1.3	—	—	1.3	.3	1.6
Net contributions and dilution from other non-controlling interests	(7.2)	13.4	.2	6.4	(6.5)	(.1)
Acquisition of non-controlling interests	—	—	—	—	10.1	10.1
Balance at June 30, 2021	$597.2	$3,378.6	$2.4	$3,978.2	$129.8	$4,108.0

	White Mountains’s Common Shareholders’ Equity
Millions	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Non-controlling interest	Total Equity
Balance at March 31, 2020	$589.3	$2,498.0	$(10.6)	$3,076.7	$(117.6)	$2,959.1
Net income (loss)	—	115.4	—	115.4	(7.8)	107.6
Net change in foreign currency translation and other	—	—	.3	.3	.1	.4
Total comprehensive income (loss)	—	115.4	.3	115.7	(7.7)	108.0
Dividends to non-controlling interests	—	—	—	—	(.9)	(.9)
Issuances of common shares	1.3	—	—	1.3	—	1.3
Repurchases and retirements of common shares	(6.5)	(24.1)	—	(30.6)	—	(30.6)
BAM member surplus contributions, net of tax	—	—	—	—	21.5	21.5
Amortization of restricted share awards	3.6	—	—	3.6	—	3.6
Net contributions and dilution from other non-controlling interests	(.7)	—	—	(.7)	2.0	1.3
Balance at June 30, 2020	$587.0	$2,589.3	$(10.3)	$3,166.0	$(102.7)	$3,063.3
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)
(Unaudited)

	White Mountains’s Common Shareholders’ Equity
Millions	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Non-controlling interest	Total Equity
Balance at January 1, 2021	$595.2	$3,311.2	$(.4)	$3,906.0	$(88.1)	$3,817.9
Net income (loss)	—	63.2	—	63.2	(41.2)	22.0
Net change in foreign currency translation and other	—	—	2.6	2.6	.2	2.8
Total comprehensive income (loss)	—	63.2	2.6	65.8	(41.0)	24.8
Dividends declared on common shares	—	(3.1)	—	(3.1)	—	(3.1)
Dividends to non-controlling interests	—	—	—	—	(1.2)	(1.2)
Issuances of common shares	1.7	—	—	1.7	—	1.7
Issuance of shares of non-controlling interests	—	—	—	—	6.1	6.1
Repurchases and retirements of common shares	(1.4)	(6.1)	—	(7.5)	—	(7.5)
BAM member surplus contributions, net of tax	—	—	—	—	30.1	30.1
Amortization of restricted share awards	7.5	—	—	7.5	—	7.5
Recognition of equity-based compensation expense of subsidiaries	1.8	—	—	1.8	.3	2.1
Net contributions and dilution from other non-controlling interests	(7.6)	13.4	.2	6.0	(6.7)	(.7)
Acquisition of non-controlling interests	—	—	—	—	230.3	230.3
Balance at June 30, 2021	$597.2	$3,378.6	$2.4	$3,978.2	$129.8	$4,108.0

	White Mountains’s Common Shareholders’ Equity
Millions	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Non-controlling interest	Total Equity
Balance at January 1, 2020	$596.3	$2,672.4	$(7.2)	$3,261.5	$(116.8)	$3,144.7
Net loss	—	(13.4)	—	(13.4)	(18.6)	(32.0)
Net change in foreign currency translation and other	—	—	(3.1)	(3.1)	.1	(3.0)
Total comprehensive loss	—	(13.4)	(3.1)	(16.5)	(18.5)	(35.0)
Dividends declared on common shares	—	(3.2)	—	(3.2)	—	(3.2)
Dividends to non-controlling interests	—	—	—	—	(1.4)	(1.4)
Issuances of common shares	1.3	—	—	1.3	—	1.3
Repurchases and retirements of common shares	(18.6)	(66.5)	—	(85.1)	—	(85.1)
BAM member surplus contributions, net of tax	—	—	—	—	31.5	31.5
Amortization of restricted share awards	8.7	—	—	8.7	—	8.7
Net contributions and dilution from other non-controlling interests	(.7)	—	—	(.7)	2.5	1.8
Balance at June 30, 2020	$587.0	$2,589.3	$(10.3)	$3,166.0	$(102.7)	$3,063.3
See Notes to Consolidated Financial Statements.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
Millions	2021	2020
Cash flows from operations:
Net income (loss)	$22.0	$(32.0)
Adjustments to reconcile net income to net cash used for operations:
Net realized and unrealized investment (gains) losses	(60.7)	48.8
Net realized and unrealized investment gains from investment in MediaAlpha	(71.3)	(45.0)
Deferred income tax expense (benefits)	21.9	(2.7)
Net (gain) loss from sale of discontinued operations, net of tax	(18.7)	.1
Amortization of restricted share and option awards	7.5	8.7
Amortization and depreciation	28.0	17.4
Other operating items:
Net change in reinsurance recoverables	2.0	—
Net change in insurance premiums receivable	(352.3)	—
Net change in commissions receivable	(8.4)	(3.0)
Net change in ceded unearned premiums	54.1	—
Net change in loss and loss adjustment expense reserves	64.0	—
Net change in premiums payable	24.5	28.1
Net change in unearned insurance premiums	406.0	20.2
Net change in deferred acquisition costs	(81.5)	(2.9)
Net change in reinsurance payable	(15.5)	—
Net change in restricted cash	15.9	40.0
Investments in Kudu Participation Contracts	(11.3)	(57.4)
Net change in other assets and liabilities, net	(12.3)	(59.2)
Net cash provided from (used for) operations	13.9	(38.9)
Cash flows from investing activities:
Net change in short-term investments	(9.9)	84.0
Sales of fixed maturity and convertible investments	127.2	244.2
Maturities, calls and paydowns of fixed maturity and convertible investments	86.4	93.7
Sales of common equity securities	176.8	108.0
Distributions and redemptions of other long-term investments and settlements of forward contracts	58.1	64.1
Release of cash pre-funded/placed in escrow for Ark Transaction	646.3	—
Purchases of consolidated subsidiaries, net of cash acquired of $52.2 and $11.9	10.6	(120.3)
Purchases of other long-term investments	(130.2)	(42.3)
Purchases of common equity securities	(103.7)	(33.7)
Purchases of fixed maturity and convertible investments	(764.3)	(293.4)
Other investing activities, net	(7.0)	(15.3)
Net cash provided from investing activities	90.3	89.0
Cash flows from financing activities:
Draw down of debt and revolving line of credit	105.3	69.4
Repayment of debt and revolving line of credit	(95.6)	(1.1)
Cash dividends paid to the Company’s common shareholders	(3.2)	(3.2)
Common shares repurchased	—	(78.5)
Distribution to non-controlling interest shareholders	(1.2)	(1.2)
Contingent consideration payments related to acquisitions of subsidiaries	(7.5)	(6.4)
Acquisition of subsidiary shares from non-controlling interest shareholders	(.4)	—
Capital contributions to non-controlling interest shareholders	—	2.2
Capital contributions from BAM members	30.1	31.5
Acquisition of subsidiary shares by non-controlling interest shareholders	6.1	—
Fidus Re premium payment	(5.0)	(1.6)
Other financing activities, net	(16.9)	(9.8)
Net cash provided from financing activities	11.7	1.3
Effect of exchange rate changes on cash	(.4)	(1.1)
Net change in cash during the period - continuing operations, including the effect of exchange rate changes	115.5	50.3
Cash balances at beginning of period (includes restricted cash balances of $78.4 and $56.3)	211.2	161.0
Cash balances at end of period (includes restricted cash balances of $94.3 and $96.3)	$326.7	$211.3
Supplemental cash flows information:
Interest paid	$(14.5)	$(6.7)
Net income tax payments	$(2.1)	$—
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

Reportable Segments
White Mountains has determined its reportable segments based on the nature of the underlying businesses, the manner in which the Company’s subsidiaries and affiliates are organized and managed and the organization of the financial information provided to the chief operating decision maker to assess performance and make decisions regarding allocation of resources. As of June 30, 2021, White Mountains’s reportable segments were HG Global/BAM, Ark, NSM, Kudu and Other Operations.
The HG Global/BAM segment consists of HG Global Ltd. and its wholly-owned subsidiaries (“HG Global”) and the consolidated results of Build America Mutual Assurance Company (“BAM”) (collectively, “HG Global/BAM”). BAM is the first and only mutual municipal bond insurance company in the United States. By insuring the timely payment of principal and interest, BAM provides market access to, and lowers interest expense for, issuers of municipal bonds used to finance essential public purposes such as schools, utilities and transportation facilities. BAM is owned by and operated for the benefit of its members, the municipalities that purchase BAM’s insurance for their debt issuances. HG Global was established to fund the startup of BAM and, through its wholly-owned subsidiary, HG Re Ltd. (“HG Re”), to provide up to 15%-of-par, first loss reinsurance protection for policies underwritten by BAM. For capital appreciation bonds, par is adjusted to the estimated equivalent par value for current interest paying bonds. HG Global, together with its subsidiaries, funded the initial capitalization of BAM through the purchase of $503.0 million of surplus notes issued by BAM, consisting of $203.0 million of Series A Notes and $300.0 million of Series B Notes (the “BAM Surplus Notes”). As of June 30, 2021 and December 31, 2020, White Mountains owned 96.9% of HG Global’s preferred equity and 88.4% of its common equity. White Mountains does not have an ownership interest in BAM. However, White Mountains is required to consolidate BAM’s results in its financial statements because BAM is a VIE for which White Mountains is the primary beneficiary. BAM’s results are attributed to non-controlling interests.
The Ark segment consists of Ark Insurance Holdings Limited and its subsidiaries (collectively, “Ark”). Ark writes a diversified portfolio of reinsurance and insurance, including property, marine & energy, specialty, accident & health and casualty, through Lloyd’s Syndicates 4020 and 3902 (the “Syndicates”). Beginning in January 2021, Ark began writing certain classes of its business through Group Ark Insurance Limited (“GAIL”), Ark’s wholly-owned Class 4 Bermuda-based insurance and reinsurance company.
As of June 30, 2021, White Mountains owned 72.0% of Ark on a basic shares outstanding basis (63.0% on a fully-diluted, fully-converted basis, taking account of management’s equity incentives). If the additional $200.0 million of equity capital that White Mountains has agreed to contribute to Ark is contributed in full, White Mountains will own 77.1% of Ark on a basic shares outstanding basis (67.5% on a fully-diluted, fully-converted basis). The remaining shares are owned by employees. In the future, management rollover shareholders could earn additional shares in the company if and to the extent that White Mountains achieves certain multiple of invested capital return thresholds. If fully earned, these additional shares would represent 12.5% of the shares outstanding at closing. See Note 2 — “Significant Transactions”.
The NSM segment consists of NSM Insurance HoldCo, LLC and its subsidiaries (collectively, “NSM”). NSM is a full-service managing general underwriting agency (“MGU”) and program administrator for specialty property and casualty insurance. The company places insurance in niche sectors such as specialty transportation, real estate, social services and pet. On behalf of its insurance carrier partners, NSM typically manages all aspects of the placement process, including product development, marketing, underwriting, policy issuance and claims. NSM earns commissions based on the volume and profitability of the insurance that it places. NSM does not take insurance risk. As of June 30, 2021 and December 31, 2020, White Mountains owned 96.6% of the basic units outstanding of NSM (87.5% and 89.6% on a fully diluted, fully converted basis). See Note 2 — “Significant Transactions”.
The Kudu segment consists of Kudu Investment Management, LLC and its subsidiaries (collectively “Kudu”). Kudu provides capital solutions for boutique asset managers for a variety of purposes including generational ownership transfers, management buyouts, acquisition and growth finance and legacy partner liquidity. Kudu also provides strategic assistance to investees from time to time. Kudu’s capital solutions typically are structured as minority preferred equity stakes with distribution rights, generally tied to gross revenues and designed to generate immediate strong, stable cash yields. As of June 30, 2021 and December 31, 2020, White Mountains owned 99.3% and 99.1% of the basic units outstanding (84.8% and 85.4% on a fully diluted, fully converted basis).
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
On April 12, 2021, NSM sold the Fresh Insurance Services Group Limited (“Fresh Insurance”) motor business, which was classified as held for sale at March 31, 2021. The transaction did not meet the criteria to be classified as discontinued operations. See Note 19 — “Held for Sale and Discontinued Operations”.

Significant Accounting Policies

In addition to the following, refer to the Notes to Consolidated Financial Statements in the Company’s 2020 Annual Report on Form 10-K for a complete discussion regarding White Mountains’s significant accounting policies.

Ark Insurance Operations
Ark writes a diversified portfolio of reinsurance and insurance, including property, marine & energy, specialty, accident & health and casualty, through the Syndicates. Beginning in January 2021, Ark began writing certain classes of its business through GAIL.
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
Ark’s premiums written comprise premiums on insurance contracts incepted during the year as well as premium adjustments related to prior years of account. Insurance premiums are recognized as revenues over the loss exposure or coverage period in proportion to the level of insurance protection provided. In most cases, premiums are earned ratably over the term of the contract with unearned premiums calculated on a monthly pro-rata basis. Premiums earned are presented net of amounts ceded to reinsurers. Premiums receivable, representing amounts due from insureds, are presented net of an allowance for uncollectible premiums, including expected credit losses, both dispute and credit related. The allowance is based upon Ark’s ongoing review of amounts outstanding, historical loss data, including delinquencies and write-offs, current and forecasted economic conditions and other relevant factors. Credit risk is partially mitigated by Ark’s ability to cancel the policy if the policyholder does not pay the premium.
Deferred acquisition costs comprise brokerage and taxes which are directly attributable to and vary with the production of business. These costs are deferred and amortized to the extent they related to successful contract acquisitions over the applicable premium recognition period.
Losses and loss adjustment expenses (“LAE”) are charged against income as incurred. Unpaid losses and LAE, including estimates for amounts incurred but not reported (“IBNR”) are based on estimates of the ultimate costs of settling claims, including the effects of inflation and other societal and economic factors. Unpaid loss and LAE reserves represent management’s best estimate of ultimate losses and LAE, net of estimated salvage and subrogation recoveries, if applicable. Such estimates are regularly reviewed and updated and any resulting adjustments are reflected in current results of operations. The process of estimating loss and LAE involves a considerable degree of judgment by management and the ultimate amount of expense to be incurred could be considerably greater than or less than the amounts currently reflected in the financial statements.
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
As of June 30, 2021 and December 31, 2020, NSM holds an interest rate swap derivative instrument that meets the criteria for hedge accounting. See Note 9 — “Derivatives”.

Goodwill and Other Intangible Assets
Goodwill represents the excess of the amount paid to acquire subsidiaries over the fair value of identifiable net assets at the date of acquisition. Other intangible assets consist primarily of the Lloyd’s underwriting capacity, trade names, customer relationships and contracts, information technology platforms and insurance licenses.

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
Ark has an aggregate excess of loss contract with SiriusPoint Ltd. (“SiriusPoint”), formerly Third Point Reinsurance Ltd., which is accounted for using the deposit method and recorded within other assets. Ark earns an annual crediting rate of 3.0%, which is recorded within other revenue. During the three months ended June 30, 2021, Ark negotiated a reduction of $31.7 million, including accrued interest, to the aggregate excess of loss contract with SiriusPoint. As of June 30, 2021, the carrying value of Ark’s deposit in SiriusPoint, including accrued interest, was $20.1 million.

Cash and Restricted Cash
Cash includes amounts on hand and demand deposits with banks and other financial institutions. Amounts presented in the statement of cash flows are shown net of balances acquired and sold in the purchase or sale of the Company’s consolidated subsidiaries.
Cash balances that are not immediately available for general corporate purposes, including fiduciary accounts held by NSM on behalf of insurance carriers and the interest reserve account that Kudu maintains under its credit facility, are classified as restricted.

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
As of December 31, 2020, White Mountains owned 20.5 million MediaAlpha shares, representing a 35.0% ownership interest (32.3% on a fully-diluted, fully converted basis). At the December 31, 2020 closing price of $39.07 per share, the fair value of White Mountains’s remaining investment in MediaAlpha was $802.2 million.
On March 23, 2021, MediaAlpha completed a secondary offering of 8.05 million shares. In the secondary offering, White Mountains sold 3.6 million shares at $46.00 per share ($44.62 per share net of underwriting fees) for net proceeds of $160.3 million.
As of June 30, 2021, White Mountains owned 16.9 million shares, representing a 28.4% basic ownership interest (26.3% fully-diluted/fully-converted basis). At the June 30, 2021 closing price of $42.10 per share, the fair value of White Mountains’s investment in MediaAlpha was $713.2 million. At this level of ownership, each $1.00 per share increase or decrease in the share price of MediaAlpha will result in an approximate $5.50 per share increase or decrease in White Mountains’s book value per share. At the July 2021 month-end closing price of $33.40 per share, the fair value of White Mountains’s investment in MediaAlpha was $565.8 million. See Note 16 — “Equity-Method Eligible Investments”.

Ark
On October 1, 2020, White Mountains entered into a subscription and purchase agreement (the “Ark SPA”) with Ark and certain selling shareholders (collectively with Ark, the “Ark Sellers”). Certain Ark Sellers also entered into a related management warranty deed (together with the Ark SPA, the “Ark Acquisition Agreement”) pursuant to which they made certain warranties about the Ark business (collectively the “Ark Transaction”). Under the terms of the Ark SPA, White Mountains agreed to contribute $605.4 million of equity capital to Ark, at a pre-money valuation of $300.0 million, and purchase $40.9 million of shares from the Ark Sellers. White Mountains also agreed to contribute up to an additional $200.0 million of equity capital to Ark in 2021. In accordance with the Ark SPA, in the fourth quarter of 2020, White Mountains pre-funded/placed in escrow a total of $646.3 million in preparation for closing the Ark Transaction, including $280.0 million funded directly to Lloyd’s on behalf of Ark under the terms of a Deposit Trust Deed and $366.3 million placed in escrow, which is reflected on the balance sheet within the Other Operations segment as of December 31, 2020.
On January 1, 2021, White Mountains completed the Ark Transaction in accordance with the terms of the Ark SPA. As of June 30, 2021, White Mountains owned 72.0% of Ark on a basic shares outstanding basis (63.0% on a fully-diluted, fully-converted basis, taking account of management’s equity incentives). If the additional $200.0 million of equity capital that White Mountains has agreed to contribute to Ark is contributed in full, White Mountains will own 77.1% of Ark on a basic shares outstanding basis (67.5% on a fully-diluted, fully-converted basis). The remaining shares are owned by employees. In the future, management rollover shareholders could earn additional shares in the company if and to the extent that White Mountains achieves certain multiple of invested capital return thresholds. If fully earned, these additional shares would represent 12.5% of the shares outstanding at closing.
White Mountains and Ark have agreed to extend the deadline for Ark to call the additional $200 million of capital to September 15, 2021.
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
Ark’s segment income and expenses for the three and six months ended June 30, 2021 are presented in Note 15 - “Segment Information.” Pro forma financial information for Ark for the three and six months ended June 30, 2020 has not been presented because as a private U.K. domiciled company Ark does not have quarterly financial reporting requirements and therefore quarterly financial information is not available for periods prior to the January 1, 2021 acquisition date.

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
On April 12, 2021, NSM sold Fresh Insurance’s motor business for net proceeds of £1.1 million (approximately $1.5 million based upon the foreign exchange spot rate as of the transaction date). As of March 31, 2021, the Fresh Insurance motor business was classified as held for sale and NSM recognized a loss of $28.7 million in the first quarter of 2021. See Note 19 — “Held for Sale and Discontinued Operations”.

On December 3, 2018, NSM acquired all the net assets of KBK Insurance Group, Inc. (“KBK”), a specialized MGU focused on the towing and transportation space. NSM paid $60.0 million of upfront cash consideration for KBK. White Mountains contributed $29.0 million to NSM and NSM borrowed $30.1 million to fund the transaction. As of March 31, 2019, White Mountains determined that the relative values of goodwill and other intangible assets from the KBK transaction were $32.6 million and $32.7 million, reflecting acquisition date fair values, and recorded a liability of $5.9 million relating to the fair value of contingent consideration made in connection with the acquisition. The purchase price is subject to adjustments based upon growth in EBITDA during three earnout periods, one which ended in December 2019, one which ended in December 2020 and one ending in December 2021. In the first quarter of 2021 and 2020, NSM paid $6.7 million and $6.4 million related to the first and second KBK earnout periods. As of June 30, 2021, the KBK contingent consideration liability was $6.6 million.
On April 7, 2020, NSM acquired 100% of Kingsbridge Group Limited (“Kingsbridge”), a leading provider of commercial lines insurance and consulting services for the professional contractor and freelancer markets in the United Kingdom. NSM paid £107.2 million (approximately $132.2 million based upon the foreign exchange spot rate at the date of acquisition) of upfront cash consideration for Kingsbridge. White Mountains contributed $80.3 million to NSM and NSM borrowed £42.5 million (approximately $52.4 million based upon the foreign exchange spot rate at the date of acquisition) to fund the transaction. During 2020, NSM determined that the relative values of goodwill and other intangible assets recorded in connection with the Kingsbridge transaction were $111.5 million and $20.2 million, reflecting acquisition date fair values. The purchase price is subject to adjustment based upon growth in EBITDA during an earnout period ending in January 2022. During 2020, NSM initially recorded a liability relating to the fair value of the Kingsbridge contingent consideration of $4.1 million. During the fourth quarter of 2020, NSM recognized pre-tax income of $4.1 million for the change in fair value of the Kingsbridge contingent consideration liability and a foreign currency translation unrealized gain of $0.3 million. As of June 30, 2021, the Kingsbridge contingent consideration liability was $0.1 million.
The contingent consideration liabilities related to NSM’s acquisitions are subject to adjustments based upon EBITDA, EBITDA projections, and present value factors for acquired entities. For the three and six months ended June 30, 2021, NSM recognized pre-tax loss of $0.2 million and $0.2 million for the change in the fair value of its contingent consideration liabilities. For the three and six months ended June 30, 2020, NSM recognized pre-tax income of $1.7 million and $2.3 million for the change in the fair value of its contingent consideration liabilities. Any future adjustments to contingent consideration liabilities under the agreements will be recognized through pre-tax income. As of June 30, 2021 and December 31, 2020, NSM recorded total contingent consideration liabilities of $7.3 million and $14.6 million.

PassportCard/DavidShield
On January 24, 2018, White Mountains acquired a 50.0% ownership interest in DavidShield, its joint venture partner in PassportCard. DavidShield is a managing general agency that is the leading provider of expatriate medical insurance in Israel and uses the same card-based delivery system as PassportCard. As part of the transaction, White Mountains reorganized its equity stake in PassportCard so that White Mountains and its partner in DavidShield would each own 50.0% of both businesses. To facilitate the transaction, White Mountains provided financing to its partner in the form of a non-interest bearing loan that is secured by the partner’s equity in PassportCard and DavidShield. The gross purchase price for the 50.0% interest in DavidShield was $41.8 million, or $28.3 million net of the financing provided for the restructuring.
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
As a result of the transaction, White Mountains’s re-evaluated its accounting treatment for PassportCard and DavidShield. Because White Mountains does not have the unilateral power to direct the operations of PassportCard or DavidShield, White Mountains does not hold a controlling financial interest in either PassportCard or DavidShield and does not consolidate either entity. White Mountains’s ownership interest gives White Mountains the opportunity to exert significant influence over the significant financial and operating activities of PassportCard and DavidShield. Accordingly, PassportCard and DavidShield meet the criteria to be accounted for under the equity method. White Mountains has taken the fair value option for its investment in PassportCard and DavidShield. Changes in the fair value of PassportCard and DavidShield are recorded in realized and unrealized investment gains. White Mountains’s maximum exposure to loss on its equity investment in PassportCard/DavidShield and the non-interest bearing loan to its partner is limited to the total carrying value of $104.0 million.

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
Realized investment gains (losses) resulting from sales of investment securities are accounted for using the specific identification method. Premiums and discounts on all fixed maturity investments are amortized or accreted to income over the anticipated life of the investment. Short-term investments consist of interest-bearing money market funds, certificates of deposit and other securities, which at the time of purchase, mature or become available for use within one year.  Short-term investments are carried at fair value as of June 30, 2021 and December 31, 2020.
Other long-term investments consist primarily of unconsolidated entities, including Kudu’s Participation Contracts, private equity funds, a hedge fund, Lloyd’s trust deposits, a bank loan fund, insurance-linked securities funds (“ILS funds”) and private debt investments.

Net Investment Income

White Mountains’s net investment income is comprised primarily of interest income associated with White Mountains’s fixed maturity investments and short-term investments, dividend income from common equity securities, distributions from its investment in MediaAlpha and distributions from other long-term investments.
The following table presents pre-tax net investment income for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2021	2020	2021	2020
Fixed maturity investments	$7.2	$7.3	$13.7	$15.4
Short-term investments	(1.1)	.1	.5	.9
Common equity securities	—	2.2	—	6.0
Investment in MediaAlpha	—	2.5	—	5.0
Other long-term investments	11.3	7.8	25.1	15.8
Amount attributable to TPC Providers	.3	—	(.6)	—
Total investment income	17.7	19.9	38.7	43.1
Third-party investment expenses	(.6)	(.3)	(1.0)	(.6)
Net investment income, pre-tax	$17.1	$19.6	$37.7	$42.5

Net Realized and Unrealized Investment Gains (Losses)

The following table presents net realized and unrealized investment gains (losses) for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2021	2020	2021	2020
Fixed maturity investments	$9.0	$30.0	$(16.4)	$32.2
Short-term investments	1.6	—	.3	.4
Common equity securities	5.1	98.3	6.1	(42.5)
Investment in MediaAlpha	113.0	15.0	71.3	45.0
Other long-term investments	47.4	9.6	75.5	(38.9)
Amount attributable to TPC Providers	(3.5)	—	(4.8)	—
Net realized and unrealized investment gains (losses) (1)	172.6	152.9	132.0	(3.8)
Less: net (losses) gains on investment securities sold during the period	(.1)	2.2	(.3)	(6.5)
Net realized and unrealized investment gains on investment securities held at the end of the period	$172.7	$150.7	$132.3	$2.7
(1) For the three months ended June 30, 2021 and 2020, includes $(0.2) and $0.4 of realized and unrealized investment (losses) gains related to foreign currency exchange. For the six months ended June 30, 2021 and 2020, includes $(0.4) and $0.0 of realized and unrealized investment (losses) related to foreign currency exchange.

The following table presents total gains included in earnings attributable to net unrealized investment gains for Level 3 investments for the three and six months ended June 30, 2021 and 2020 for investments still held at the end of the period:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2021	2020	2021	2020
Other long-term investments	$32.3	$25.3	$49.0	$15.9
Total net unrealized investment gains, pre-tax - Level 3 investments	$32.3	$25.3	$49.0	$15.9

Investment Holdings

The following tables present the cost or amortized cost, gross unrealized investment gains (losses) and carrying values of White Mountains’s fixed maturity investments as of June 30, 2021 and December 31, 2020:

	June 30, 2021
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Foreign Currency Losses	Carrying Value
U.S. Government and agency obligations	$252.9	$1.8	$(.5)	$—	$254.2
Debt securities issued by corporations	846.9	15.7	(2.3)	(.1)	860.2
Municipal obligations	270.3	19.1	(.4)	—	289.0
Mortgage and asset-backed securities	222.6	4.4	(.9)	—	226.1
Collateralized loan obligations	128.2	—	(.3)	(.1)	127.8
Total fixed maturity investments	$1,720.9	$41.0	$(4.4)	$(.2)	$1,757.3

	December 31, 2020
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
U.S. Government and agency obligations	$173.2	$3.1	$—	$176.3
Debt securities issued by corporations	522.8	24.7	(.1)	547.4
Municipal obligations	244.0	21.0	—	265.0
Mortgage and asset-backed securities	211.7	6.8	—	218.5
Total fixed maturity investments	$1,151.7	$55.6	$(.1)	$1,207.2

The following table presents the cost or amortized cost and carrying value of White Mountains’s fixed maturity investments by contractual maturity as of June 30, 2021. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	June 30, 2021
Millions	Cost or Amortized Cost	Carrying Value
Due in one year or less	$124.2	$125.3
Due after one year through five years	772.0	782.2
Due after five years through ten years	357.4	368.8
Due after ten years	116.5	127.2
Mortgage and asset-backed securities and collateralized loan obligations	350.8	353.9
Total fixed maturity investments	$1,720.9	$1,757.4

The following tables present the cost or amortized cost, gross unrealized investment gains (losses), net foreign currency gains (losses), and carrying values of common equity securities, White Mountains’s investment in MediaAlpha and other long-term investments as of June 30, 2021 and December 31, 2020:

	June 30, 2021
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Foreign Currency (Losses) Gains	Carrying Value
Common equity securities	$136.4	$6.0	$—	$(.4)	$142.0
Investment in MediaAlpha	$—	$713.2	$—	$—	$713.2
Other long-term investments	$979.0	$166.1	$(64.6)	$.9	$1,081.4

	December 31, 2020
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Foreign Currency Gains	Carrying Value
Investment in MediaAlpha	$—	$802.2	$—	$—	$802.2
Other long-term investments	$767.4	$95.8	$(78.1)	$1.7	$786.8

Fair Value Measurements

As of June 30, 2021 and December 31, 2020, White Mountains used quoted market prices or other observable inputs to determine fair value for approximately 75% and 73% of the investment portfolio.

Fair Value Measurements by Level

The following tables present White Mountains’s fair value measurements for investments as of June 30, 2021 and December 31, 2020 by level. The major security types were based on the legal form of the securities. White Mountains has disaggregated its fixed maturity investments based on the issuing entity type, which impacts credit quality, with debt securities issued by U.S. government entities carrying minimal credit risk, while the credit and other risks associated with other issuers, such as corporations, municipalities or entities issuing mortgage and asset-backed securities vary depending on the nature of the issuing entity type. White Mountains further disaggregates debt securities issued by corporations by industry sector because investors often reference commonly used benchmarks and their subsectors to monitor risk and performance. Accordingly, White Mountains has further disaggregated this asset class into subclasses based on the similar sectors and industry classifications it uses to evaluate investment risk and performance against commonly used benchmarks, such as the Bloomberg Barclays U.S. Intermediate Aggregate.

	June 30, 2021
Millions	Fair Value	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. Government and agency obligations	$254.2	$254.2	$—	$—

Debt securities issued by corporations:
Financials	230.8	—	230.8	—
Consumer	150.4	—	150.4	—
Technology	97.1	—	97.1	—
Industrial	96.1	—	96.1	—
Healthcare	92.4	—	92.4	—
Utilities	67.4	—	67.4	—
Communications	50.3	—	50.3	—
Energy	44.0	—	44.0	—
Materials	31.7	—	31.7	—
Total debt securities issued by corporations	860.2	—	860.2	—

Municipal obligations	289.0	—	289.0	—
Mortgage and asset-backed securities	226.1	—	226.1	—
Collateralized loan obligations	127.8	—	127.8	—
Total fixed maturity investments	1,757.3	254.2	1,503.1	—

Short-term investments	532.5	507.4	25.1	—

Common equity securities (1)	142.0	—	142.0	—
Investment in MediaAlpha	713.2	713.2	—	—
Other long-term investments	679.6	—	5.2	674.4
Other long-term investments — NAV (2)	401.8	—	—	—
Total other long-term investments	1,081.4	—	5.2	674.4
Total investments	$4,226.4	$1,474.8	$1,675.4	$674.4
(1) Consist of investments in listed funds that predominantly invest in international equities.
(2) Consists of private equity funds, a hedge fund, Lloyd’s trust deposits, a bank loan fund and ILS funds for which fair value is measured at NAV using the practical expedient. Investments for which fair value is measured at NAV are not classified within the fair value hierarchy.

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

Debt Securities Issued by Corporations
The following table presents the credit ratings of debt securities issued by corporations held in White Mountains’s investment portfolio as of June 30, 2021 and December 31, 2020:

	Fair Value at
Millions	June 30, 2021	December 31, 2020
AAA	$12.7	$10.6
AA	80.1	57.9
A	437.3	318.3
BBB	320.0	159.6
BB	1.1	1.0
Other	9.0	—
Debt securities issued by corporations (1)	$860.2	$547.4
(1)    Credit ratings are based upon issuer credit ratings provided by Standard & Poor’s Financial Services LLC (“Standard & Poor’s”), or if unrated by Standard & Poor’s, long-term obligation ratings provided by Moody’s Investor Service, Inc.

Mortgage and Asset-backed Securities and Collateralized Loan Obligations

The following table presents the fair value of White Mountains’s mortgage and asset-backed securities and collateralized loan obligations as of June 30, 2021 and December 31, 2020:

	June 30, 2021			December 31, 2020
Millions	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
Mortgage-backed securities:
Agency:
FNMA	$106.7	$106.7	$—	$88.7	$88.7	$—
FHLMC	70.3	70.3	—	70.1	70.1	—
GNMA	32.8	32.8	—	40.6	40.6	—
Total agency (1)	209.8	209.8	—	199.4	199.4	—
Non-agency: Residential	.6	.6	—	—	—	—
Total non-agency	.6	.6	—	—	—	—
Total mortgage-backed securities	210.4	210.4	—	199.4	199.4	—
Other asset-backed securities:
Credit card receivables	11.3	11.3	—	11.3	11.3	—
Vehicle receivables	4.4	4.4	—	7.8	7.8	—
Total other asset-backed securities	15.7	15.7	—	19.1	19.1	—
Total mortgage and asset-backed securities	226.1	226.1	—	218.5	218.5	—
Collateralized loan obligations	127.8	127.8	—	—	—	—
Total mortgage and asset-backed securities and collateralized loan obligations	$353.9	$353.9	$—	$218.5	$218.5	$—
(1)    Represents publicly traded mortgage-backed securities which carry the full faith and credit guaranty of the U.S. Government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

As of June 30, 2021, White Mountains’s investment portfolio included $127.8 million of collateralized loan obligations that are within the senior tranches of their respective fund securitization structures. All of White Mountains’s collateral loan obligations were rated AAA or AA as of June 30, 2021.

Investment in MediaAlpha

Subsequent to the MediaAlpha IPO, White Mountains’s investment in MediaAlpha is accounted for at fair value based on the publicly traded share price of MediaAlpha’s common stock and is presented as a separate line item on the balance sheet.
At the June 30, 2021 closing price of $42.10 per share, the fair value of White Mountains’s investment in MediaAlpha was $713.2 million. See Note 2 — “Significant Transactions”.

Other Long-Term Investments

The following table presents the carrying values of White Mountains’s other long-term investments as of June 30, 2021 and December 31, 2020:

	Fair Value at
Millions	June 30, 2021	December 31, 2020
Kudu’s Participation Contracts	$455.5	$400.6
PassportCard/DavidShield	95.0	95.0
Elementum Holdings L.P.	56.7	55.1
Other unconsolidated entities (1)	39.0	42.4
Total unconsolidated entities	646.2	593.1
Private equity funds and hedge funds	142.3	121.2
Lloyd’s trust deposits	105.0	—
Bank loan fund	100.4	—
ILS funds	54.1	51.4
Private debt investments	20.2	21.1
Other	13.2	—
Total other long-term investments	$1,081.4	$786.8
(1) Includes White Mountains’s non-controlling equity interests in certain private common equity securities, limited liability companies and convertible preferred securities and Simple Agreement for Future Equity (“SAFE”) investments.

Private Equity Funds and Hedge Funds
White Mountains invests in private equity funds and hedge funds, which are included in other long-term investments. The fair value of these investments is generally estimated using the net asset value (“NAV”) of the funds. As of June 30, 2021, White Mountains held investments in thirteen private equity funds and one hedge fund. The largest investment in a single private equity fund or hedge fund was $24.9 million as of June 30, 2021 and $29.1 million as of December 31, 2020.
The following table presents investments and unfunded commitments in private equity funds and hedge funds by investment objective and sector as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
Millions	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Private equity funds
Aerospace/Defense/Government	$70.8	$14.0	$69.1	$15.3
Financial services	54.0	30.0	23.5	30.4
Real estate	4.3	3.0	—	—
Manufacturing/Industrial	.1	—	28.6	—
Total private equity funds	129.2	47.0	121.2	45.7
Hedge funds
European small/mid cap	13.1	—	—	—
Total hedge funds	13.1	—	—	—
Total private equity funds and hedge funds included in other long-term investments	$142.3	$47.0	$121.2	$45.7

Investments in private equity funds are generally subject to a lock-up period during which investors may not request a redemption. Distributions prior to the expected termination date of the fund may be limited to dividends or proceeds arising from the liquidation of the fund’s underlying investments. In addition, certain private equity funds have the option to extend the lock-up period.
The following table presents investments in private equity funds that were subject to lock-up periods as of June 30, 2021:

Millions	1 – 3 years	3 – 5 years	5 – 10 years	>10 years	Total
Private equity funds — expected lock-up period remaining	$.3	$24.3	$84.8	$19.8	$129.2

Investors in private equity funds are generally subject to indemnification obligations outside of the capital commitment period and prior to the winding up of the fund. As of June 30, 2021 and December 31, 2020, White Mountains is not aware of any indemnification claims relating to its investments in private equity funds.
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

Lloyd’s Trust Deposits
White Mountains’s other long-term investments include Lloyd’s Trust Deposits, which consists of overseas deposits and Canadian comingled pooled funds. The Lloyd’s Trust Deposits invest primarily in short-term government securities, agency securities and corporate bonds held in trusts that are managed by Lloyd's of London. These investments are required of Lloyd's syndicates to protect policyholders in overseas markets and are pledged into Lloyd’s trust accounts to provide a portion of the capital needed to support obligations at Lloyd’s. The fair value of the Lloyd’s Trust Deposits is generally estimated using the NAV of the funds. As of June 30, 2021, White Mountains held Lloyd’s Trust Deposits with a fair value of $105.0 million.

Bank Loan Fund
White Mountains’s other long-term investments include a bank loan fund with a fair value of $100.4 million as of June 30, 2021. The fair value of this investment is estimated using the NAV of the fund. The bank loan fund’s investment objective is to provide, on an unleveraged basis, high current income consistent with preservation of capital and low duration. The bank loan fund primarily invests in a broad portfolio of U.S. dollar-denominated, non-investment grade, floating-rate senior secured loans and may invest in other financial instruments, such as secured and unsecured corporate debt, credit default swaps, reverse repurchase agreements and synthetic indices and cash and cash equivalents.
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

Insurance-Linked Securities Funds
White Mountains’s other long-term investments include ILS fund investments. The fair value of these investments is generally estimated using the NAV of the funds. As of June 30, 2021, White Mountains held investments in ILS funds with a fair value of $54.1 million.
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

Rollforward of Fair Value Measurements by Level

White Mountains uses quoted market prices where available as the inputs to estimate fair value for its investments in active markets. Such measurements are considered to be either Level 1 or Level 2 measurements, depending on whether the quoted market price inputs are for identical securities (Level 1) or similar securities (Level 2). Level 3 measurements for fixed maturity investments, common equity securities and other long-term investments as of June 30, 2021 and 2020 consist of securities for which the estimated fair value has not been determined based upon quoted market price inputs for identical or similar securities.
The following tables present the changes in White Mountains’s fair value measurements by level for the six months ended June 30, 2021 and 2020:

			Level 3 Investments	Other Long-term Investments Measured at NAV (1)
Millions	Level 1 Investments	Level 2 Investments	Other Long-term Investments		Total
Balance at December 31, 2020	$978.5	$1,030.9	$614.2	$172.6	$2,796.2	(2)
Net realized and unrealized gains (losses)	69.5	(8.5)	48.9	26.6	136.5	(3)
Amortization/Accretion	(.1)	(3.6)	—	—	(3.7)
Purchases	92.7	780.5	13.2	123.2	1,009.6
Sales	(173.2)	(217.2)	(11.5)	(56.4)	(458.3)
Effect of Ark Transaction	—	68.2	9.6	135.8	213.6
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Balance at June 30, 2021	$967.4	$1,650.3	$674.4	$401.8	$3,693.9	(2)
(1) Consists of private equity funds, a hedge fund, Lloyd’s trust deposits, a bank loan fund, and ILS funds for which fair value is measured at NAV using the practical expedient. Investments for which fair value is measured at NAV are not classified within the fair value hierarchy. See Note 1 — “Basis of Presentation and Significant Accounting Policies”.
(2) Excludes carrying value of $532.5 and $142.9 as of June 30, 2021 and December 31, 2020 classified as short-term investments.
(3) Excludes realized and unrealized gains associated with short-term investments of $0.3 and includes amounts attributable to TPC Providers of $4.8 for the six months ended June 30, 2021.

				Level 3 Investments	Other Long-term Investments Measured at NAV (1)
Millions	Level 1 Investments	Level 2 Investments	Common equity securities	Other Long-term Investments and Investment in MediaAlpha Pre-IPO		Total
Balance at December 31, 2019	$780.0	$1,109.6	$.1	$654.0	$202.3	$2,746.0	(2)
Net realized and unrealized (losses) gains	(13.9)	3.6	—	15.6	(9.5)	(4.2)	(3)
Amortization/Accretion	—	(1.9)	—	—	—	(1.9)
Purchases	113.0	214.2	—	78.6	21.2	427.0
Sales	(214.0)	(231.9)	—	(8.1)	(56.0)	(510.0)
Transfers in	—	—	—	—	—	—
Transfers out	—	—	—	—	—	—
Balance at June 30, 2020	$665.1	$1,093.6	$.1	$740.1	$158.0	$2,656.9	(2)
(1) Includes private equity funds, a hedge fund and ILS funds for which fair value is measured at NAV using the practical expedient are no longer classified within the fair value hierarchy. See Note 1 — “Basis of Presentation and Significant Accounting Policies”.
(2) Excludes carrying value of $117.6 and $201.2 as of June 30, 2020 and December 31, 2019 classified as short-term investments.
(3) Excludes realized and unrealized losses associated with short-term investments of $0.4 for the six months ended June 30, 2020.

Fair Value Measurements — Transfers Between Levels - Six-months ended June 30, 2021 and 2020
Transfers between levels are recorded using the fair value measurement as of the end of the quarterly period in which the event or change in circumstance giving rise to the transfer occurred.
During the six months ended June 30, 2021 and 2020, there were no fixed maturity investments or other long-term investments classified as Level 3 measurements in the prior period that were transferred to Level 2 measurements.
During the first six months of 2021 and 2020, there were no fixed maturity investments or other long-term investments classified as Level 2 measurements in the prior period that were transferred to Level 3 measurements.

Significant Unobservable Inputs

The following tables present significant unobservable inputs used in estimating the fair value of White Mountains’s other long-term investments, classified within Level 3 as of June 30, 2021 and December 31, 2020. The tables below exclude $35.5 million and $27.6 million of Level 3 other long-term investments primarily valued based on recent or expected transaction prices. The fair value of investments in private equity funds, hedge funds, Lloyd’s trust deposits, bank loans funds and ILS funds are generally estimated using the NAV of the funds.

$ in Millions	June 30, 2021
Description	Valuation Technique(s) (1)	Fair Value (2)	Unobservable Inputs
			Discount Rate (3)(4)	Terminal Cash Flow Exit Multiple (x) or Terminal Revenue Growth Rate (%) (4)
Kudu’s Participation Contracts (5)	Discounted cash flow	$455.5	18% - 23%	7x - 13x
PassportCard/DavidShield	Discounted cash flow	$95.0	23%	4%
Elementum Holdings, L.P.	Discounted cash flow	$56.7	17%	4%
Private debt investments	Discounted cash flow	$10.9	3% - 8%	N/A
Other	Discounted cash flow	$20.8	20% - 24%	4%
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
(5) In the six months ended June 30, 2021, Kudu deployed a total of $10.9 in TIG Advisors LLC and $0.4 in TK Partners LLC, existing Kudu Participation Contracts.

$ in Millions	December 31, 2020
Description	Valuation Technique(s) (1)	Fair Value (2)	Unobservable Inputs
			Discount Rate (3)(4)	Terminal Cash Flow Exit Multiple (x) or Terminal Revenue Growth Rate (%) (4)
Kudu’s Participation Contracts (5)	Discounted cash flow	$400.6	18% - 23%	7x - 12x
PassportCard/DavidShield (6)	Discounted cash flow	$95.0	23%	4%
Elementum Holdings, L.P.	Discounted cash flow	$55.1	17%	4%
Private debt investments	Discounted cash flow	$17.1	4% - 8%	N/A
Other	Discounted cash flow	$18.8	20% - 24%	4%
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
The following table presents the acquisition date fair values, accumulated amortization and net carrying values for other intangible assets and goodwill, by segment as of June 30, 2021 and December 31, 2020:

$ in Millions	Weighted Average Economic Life (in years)	June 30, 2021				December 31, 2020
		Acquisition Date Fair Value	Accumulated Amortization	Impairments and Amounts Allocated to Held for Sale	Net Carrying Value	Acquisition Date Fair Value	Accumulated Amortization	Impairments	Net Carrying Value
Goodwill:
Ark	N/A	$116.8	$—	$—	$116.8	$—	$—	$—	$—
NSM (1)	N/A	508.1	—	30.2	477.9	506.4	—	—	506.4
Kudu	N/A	7.6	—	—	7.6	7.6	—	—	7.6
Other Operations	N/A	27.1	—	—	27.1	11.5	—	—	11.5
Total goodwill		659.6	—	30.2	629.4	525.5	—	—	525.5

Other intangible assets:
Ark
Underwriting Capacity	N/A	175.7	—	—	175.7	—	—	—	—

NSM (1)
Customer relationships	8.9	136.4	46.3	3.5	86.6	136.2	36.7	3.5	96.0
Trade names	16	65.5	10.0	1.0	54.5	65.4	8.3	1.0	56.1
Information technology platform	0	3.1	1.4	1.7	—	3.1	1.4	1.7	—
Renewal rights	12	82.5	10.4	—	72.1	82.5	4.9	—	77.6
Other	3.4	1.7	1.2	—	.5	1.7	1.0	—	.7
Subtotal		289.2	69.3	6.2	213.7	288.9	52.3	6.2	230.4

Kudu
Trade names	7	2.2	.7	—	1.5	2.2	.6	—	1.6

Other Operations
Trade names	9.6	3.6	.5	—	3.1	3.6	.3	—	3.3
Customer relationships	10.7	14.2	2.1	—	12.1	14.2	1.4	—	12.8
Insurance Licenses	N/A	8.6	—	—	8.6	8.6	—	—	8.6
Other	5.4	.3	.2	—	.1	.3	.1	—	.2
Subtotal		26.7	2.8	—	23.9	26.7	1.8	—	24.9
Total other intangible assets		493.8	72.8	6.2	414.8	317.8	54.7	6.2	256.9
Total goodwill and other intangible assets		$1,153.4	$72.8	$36.4	1,044.2	$843.3	$54.7	6.2	782.4
Goodwill and other intangible assets attributed to non-controlling interests					(115.9)				(28.1)
Goodwill and other intangible assets included in White Mountains’s common shareholders’ equity					$928.3				$754.3
(1) As of June 30, 2021, NSM’s goodwill and intangible assets included $1.5 and $0.2 of the effect of foreign currency translation. As of December 31, 2020, NSM’s goodwill and intangible assets included $13.4 and $1.6 of the effect of foreign currency translation.

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
The following table presents a summary of the acquisition date fair values of goodwill and other intangible assets for acquisitions completed from January 1, 2020 through June 30, 2021:

$ in Millions
Acquisition of subsidiary/ asset	Goodwill and Other intangible asset (1)	Acquisition Date
Kingsbridge	$131.7	April 7, 2020
Ark	$292.5	January 1, 2021
Other Operations	$31.0	Various
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
On April 12, 2021, NSM sold Fresh Insurance’s motor business. In connection with the sale, White Mountains recognized a loss of $28.7 million during the three months ended March 31, 2021. See Note 19 — “Held for Sale and Discontinued Operations”. During the three months ended June 30, 2020, White Mountains recognized impairments of other intangible assets of $6.2 million. The impairments related to NSM’s write-off of intangible assets in its U.K. vertical. The impairments related to lower premium volumes, including due to the impact of the COVID-19 pandemic, and certain reorganization initiatives in the U.K. vertical. There were no other impairments of other intangible assets and no impairments of goodwill for the three and six months ended June 30, 2021 and 2020.

The following tables present the change in goodwill and other intangible assets for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021				2020
Millions	Goodwill		Other Intangible Assets	Total Goodwill and Other Intangible Assets	Goodwill		Other Intangible Assets	Total Goodwill and Other Intangible Assets
Beginning balance	$613.4		$423.6	$1,037.0	$392.4		$254.4	$646.8
Acquisition of businesses	15.8	(1)	—	15.8	125.1	(2)	—	125.1
Foreign currency translation	.2		(.1)	.1	.7		.1	.8
Impairments	—		—	—	—		(6.2)	(6.2)
Amortization	—		(8.7)	(8.7)	—		(6.6)	(6.6)
Ending balance	$629.4		$414.8	$1,044.2	$518.2		$241.7	$759.9
(1) The relative fair values of goodwill and other intangible assets recognized in connection with the acquisition of Other Operations had not yet been finalized at June 30, 2021.
(2) The relative fair values of goodwill and other intangible assets recognized in connection with the acquisition of Kingsbridge had not yet been finalized at June 30, 2020.

	Six Months Ended June 30,
	2021				2020
Millions	Goodwill		Other Intangible Assets	Total Goodwill and Other Intangible Assets	Goodwill		Other Intangible Assets	Total Goodwill and Other Intangible Assets
Beginning balance	$525.5		$256.9	$782.4	$394.7		$260.0	$654.7
Ark Transaction	116.8		175.7	292.5	—		—	—
Acquisition of businesses	15.8	(3)	—	15.8	125.1	(4)	—	125.1
Foreign currency translation	1.7		.1	1.8	(1.8)		(.4)	(2.2)
Impairments	—		—	—	—		(6.2)	(6.2)
Loss on assets held for sale (1)	(30.2)		—	(30.2)	—		—	—
Measurement period adjustments (2)	(.2)		—	(.2)	.2		—	.2
Amortization	—		(17.9)	(17.9)	—		(11.7)	(11.7)
Ending balance	$629.4		$414.8	$1,044.2	$518.2		$241.7	$759.9
(1) Relates to the sale of NSM’s Fresh Insurance’s motor business recorded in the first quarter of 2021. This amount excludes $1.5 of net proceeds related to the sale.
(2) Measurement period adjustments relate to updated information about acquisition date fair values of assets acquired and liabilities assumed. During the six months ended June 30, 2021, adjustments primarily relate to the acquisition within the Other Operations segment.
(3) The relatives fair values of goodwill and other intangible assets recognized in connection with the acquisition within Other Operations had not yet been finalized at June 30, 2021.
(4) The relatives fair values of goodwill and other intangible assets recognized in connection with the acquisition of Kingsbridge had not yet been finalized at June 30, 2020.

Note 5.  Loss and Loss Adjustment Expense Reserves

Ark establishes loss and LAE reserves that are estimates of amounts needed to pay claims and related expenses in the future for insured events that have already occurred. The process of estimating reserves involves a considerable degree of judgment by management and, as of any given date, is inherently uncertain.
Loss and LAE reserves typically comprise case reserves for claims reported and reserves for losses that have occurred but for which claims have not yet been reported, referred to as IBNR reserves. IBNR reserves include a provision for expected future development on case reserves. Case reserves are estimated based on the experience and knowledge of claims staff regarding the nature and potential cost of each claim and are adjusted as additional information becomes known or payments are made. IBNR reserves are typically derived by subtracting paid loss and LAE and case reserves from estimates of ultimate losses and LAE. Actuaries estimate ultimate loss and LAE using various generally accepted actuarial methods applied to known losses and other relevant information. Like case reserves, IBNR reserves are adjusted as additional information becomes known or payments are made.
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

The following table summarizes the loss and LAE reserve activity of Ark’s insurance and reinsurance subsidiaries for the three and six months ended June 30, 2021:

Millions	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Gross beginning balance	$751.9	$696.0
Less: beginning reinsurance recoverable on unpaid losses	(447.5)	(433.4)
Net loss and LAE reserves	304.4	262.6

Loss and LAE incurred relating to:
Current year losses	61.6	127.1
Prior year losses	(9.0)	(8.5)
Total incurred losses and LAE	52.6	118.6

Foreign currency translation adjustment to loss and LAE reserves	(2.9)	(2.2)

Loss and LAE paid relating to:
Current year losses	(1.1)	(2.5)
Prior year losses	(18.3)	(41.8)
Total loss and LAE payments	(19.4)	(44.3)

Net ending balance	334.7	334.7
Plus: ending reinsurance recoverable on unpaid losses	425.3	425.3
Gross ending balance	$760.0	$760.0

Ark’s GAAP combined ratio in the second quarter and first six months of 2021 included $9.0 million (8 points) and $8.5 million (4 points) of favorable prior year development, primarily related to the Property, Energy and Accident & Health lines of business.
See Note 10 — “Municipal Bond Guarantee Insurance” for loss and LAE reserve balances related to White Mountains financial guarantee business.

Note 6.  Third Party Reinsurance

In the normal course of business, Ark may seek to limit losses that may arise from catastrophes or other events by reinsuring certain risks with third party reinsurers. Ark remains liable for risks reinsured in the event that the reinsurer does not honor its obligations under reinsurance contracts. The following table summarizes the effects of reinsurance on written and earned premiums and on losses and LAE for Ark.

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Millions
Written premiums:
Gross	$328.1	$732.6
Ceded	(65.9)	(128.0)
Net written premiums	$262.2	$604.6
Earned premiums:
Gross	$174.9	$337.5
Ceded	(57.1)	(115.1)
Net earned premiums	$117.8	$222.4
Losses and LAE:
Gross	$63.6	$179.2
Ceded	(11.0)	(60.6)
Net Losses and LAE	$52.6	$118.6

As of June 30, 2021, Ark had $425.3 million and $6.0 million of reinsurance recoverables on unpaid and paid losses. As reinsurance contracts do not relieve Ark of its obligation to its policyholders, Ark seeks to reduce the credit risk associated with reinsurance balances by avoiding over-reliance on specific reinsurers through the application of concentration limits and thresholds. Ark is selective with its reinsurers, placing reinsurance with only those reinsurers having a strong financial condition. Ark monitors the financial strength of its reinsurers on an ongoing basis.
As of June 30, 2021, Ark’s reinsurance recoverables on unpaid losses of $425.3 million included $314.6 million related to TPC Providers, which are collateralized. Of the remaining $110.7 million of reinsurance recoverables on unpaid losses, 87.6% are from reinsurers with an A.M. Best Company, Inc (“A.M. Best”) rating of at least “A-” (Excellent, which is the fourth highest of 16 financial strength ratings), and an additional 7.5% are collateralized.
See Note 10 — “Municipal Bond Guarantee Insurance” for third-party reinsurance balances related to White Mountains financial guarantee business.

Note 7.  Debt

The following table presents White Mountains’s debt outstanding as of June 30, 2021 and December 31, 2020:

Millions	June 30, 2021	Effective Rate	(1)	December 31, 2020	Effective Rate	(1)
Ark Alesco Notes, carrying value	$30.0			$—
Ark Dekania Note, carrying value	14.2			—
Ark Subordinated Notes, carrying value	44.2	4.8%		—
NSM Bank Facility	276.6	7.6%	(2)	277.4	7.5%	(2)
Unamortized issuance cost	(7.2)			(6.1)
NSM Bank Facility, carrying value	269.4			271.3
Other NSM debt, carrying value	1.3	3.5%		1.3	2.5%
Kudu Credit Facility	102.0	5.6%		—
Unamortized issuance cost	(7.5)			—
Kudu Credit Facility, carrying value	94.5			—
Kudu Bank Facility	—			89.2	8.3%
Unamortized issuance cost	—			(2.9)
Kudu Bank Facility, carrying value	—			86.3
Other Operations debt	19.8	7.4%		18.0	7.4%
Unamortized issuance cost	(.4)			(.5)
Other Operations, carrying value	19.4			17.5
Total debt	$428.8			$376.4
 (1) Effective rate includes the effect of the amortization of debt issuance costs.
(2) NSM’s effective rate excludes the effect of the interest rate swap on the hedged portion of the debt. The weighted average interest rate for the quarter ended June 30, 2021 and December 31, 2020, excluding the effect of amortization of debt issuance costs, was 7.0% and 7.0%. The weighted average interest rate for the quarter ended June 30, 2021 and December 31, 2020 on the total NSM Bank Facility including both the effect of the amortization of debt issuance costs and the effect of the interest rate swap was 8.5% and 8.4%.

Ark Subordinated Notes

In March 2007, Ark issued $30.0 million face value of floating rate unsecured junior subordinated deferrable interest notes to Alesco Preferred Funding XII Ltd., Alesco Preferred Funding XIII Ltd. and Alesco Preferred Funding XIV Ltd (the “Ark Alesco Notes”) and a €12.0 million floating rate subordinated note to Dekania Europe CDO II plc (the “Ark Dekania Note”) (together, the “Ark Subordinated Notes”). The Alesco Notes, which mature in June 2037, accrue interest at a floating rate equal to the three-month U.S. LIBOR plus 4.6%. The Ark Dekania Note, which matures in June 2027, accrues interest at a floating rate equal to the three-month EURIBOR plus 4.6%. As of June 30, 2021, the Ark Alesco Notes had an outstanding balance of $30.0 million and the Ark Dekania Note had an outstanding balance of €12.0 million (approximately $14.2 million based upon the foreign exchange spot rate as of June 30, 2021).

Ark Stand By Letter of Credit Facility

Ark has a secured stand by letter of credit facility (the “Ark LOC Facility”) with three lenders, Lloyds Bank plc, National Westminster Bank plc and ING Bank N.V, London Branch to provide capital support for the Syndicates. As of June 30, 2021, the utilized level of the facility was $45.0 million, with the ability to increase up to $150.0 million, subject to formal approval by Lloyd’s. The Ark LOC Facility has a termination date of December 31, 2025. During the three and six months ended June 30, 2021, Ark did not borrow or make any repayments under the Ark LOC Facility.
The Ark LOC Facility, which provides funds at Lloyd’s, is secured by all property of the loan parties and contains various affirmative, negative and financial covenants that White Mountains considers to be customary for such borrowings, including a minimum tangible net worth covenant.

NSM Bank Facility

NSM maintains a secured credit facility (the “NSM Bank Facility”) with Ares Capital Corporation. In both 2021 and 2020, NSM amended the terms of the facility. On April 7, 2020, NSM amended the NSM Bank Facility to increase the total commitment from $234.0 million, comprised of term loans of $224.0 million and a revolving credit loan commitment of $10.0 million, to $291.4 million, comprised of term loans of $276.4 million, including £42.5 million (approximately $52.4 million based upon the foreign exchange spot rate as of the date of the transaction) in a GBP term loan, and a revolving credit loan commitment of $15.0 million. In connection with the April 7, 2020 amendment, the reference rates for USD denominated borrowings increased. The USD-LIBOR rate floor increased to 1.25% and the margin over USD-LIBOR increased from a range of 4.25% to 4.75% to a range of 5.50% to 6.00%.
On June 2, 2021, NSM amended the NSM Bank Facility to reduce the margin over the reference interest rate for USD LIBOR loans from a range of 5.5% to 6.00% to a range of 4.50% to 5.00%, and reduce the margin over the reference rate for GBP loans from a range of 6.0% to 6.50% to a range of 5.00% to 5.50%. The amendment also increased the revolving credit loan commitment to $40.0 million and added a $50.0 million delayed-draw term loan commitment. The amendment also changed the reference interest rate for the GBP loan from GBP-LIBOR to SONIA. The maturity dates of the term loans and the revolving credit loans were not changed as part of the amendment. The term loans under the NSM Bank Facility mature on May 11, 2026, and the revolving loan matures on November 11, 2025. The reference interest rates under the NSM Bank Facility are generally subject to a 1.25% rate floor.
Under GAAP, if the terms of a debt instrument are amended, unless there is greater than 10% change in the expected discounted future cash flows of such instrument, the instrument’s carrying value does not change. White Mountains has determined that the impact of the 2021 and 2020 amendments to the NSM Bank Facility was less than 10% on the expected discounted future cash flows.
The following table presents the change in debt under the NSM Bank Facility for the three and six months ended June 30, 2021 and 2020:

NSM Bank Facility	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2021	2020	2021	2020
Beginning balance	$277.3	$220.7	$277.4	$221.3
Term loans
Borrowings (1)	—	52.4	—	52.4
Repayments	(.7)	—	(1.4)	(.6)
Foreign currency translation	—	.3	.6	.3
Revolving credit loan
Borrowings	—	—	—	—
Repayments	—	—	—	—
Ending balance	276.6	273.4	$276.6	$273.4
(1) Borrowings for both the three and six months ended June 30, 2020 included $52.4 for the funding of the acquisition of Kingsbridge.
As of June 30, 2021, the term loans had an outstanding balance of $276.6 million, including £42.1 million (approximately $58.1 million based upon the foreign exchange spot rate as of June 30, 2021) in a GBP term loan, and the revolving credit loan was undrawn.
On June 15, 2018, NSM entered into an interest rate swap agreement to hedge its exposure to interest rate risk on $151.0 million of its USD denominated variable rate term loans. See Note 9 — “Derivatives”.
As of June 30, 2021, $146.8 million of the outstanding term loans were hedged by the swap and $129.8 million of the outstanding term loans were unhedged.

The following table presents the NSM weighted average interest rate for the six months ended June 30, 2021 and 2020:

NSM Weighted Average Interest Rate	Six Months Ended June 30,
	2021			2020
Millions	Weighted Average	Interest Expense (1)	Weighted Average Interest rate	Weighted Average	Interest Expense (1)	Weighted Average Interest rate
Term loan - hedged	$147.4	$6.8	9.2%	$148.5	$6.4	8.6%
Term loan - unhedged	129.9	5.0	7.7%	123.8	3.6	5.8%
Total NSM Facility	$277.3	$11.8	8.5%	$272.3	$10.0	7.3%
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

Other NSM Debt

NSM also has a secured term loan related to its U.K. vertical. As of June 30, 2021, the secured term loan had an outstanding balance of $1.4 million and a maturity date of December 31, 2022.

Kudu Credit Facility and Kudu Bank Facility
On December 23, 2019, Kudu entered into a secured credit facility with Monroe Capital Management Advisors, LLC (the “Kudu Bank Facility”). On March 23, 2021, Kudu replaced the Kudu Bank Facility and entered into a secured revolving credit facility (the “Kudu Credit Facility”) with Massachusetts Mutual Life Insurance Company to fund new investments and related transaction expenses. The maximum borrowing capacity of the Kudu Credit Facility is $300.0 million, which includes the initial advanced amount of $102.0 million. The Kudu Credit Facility matures on March 23, 2036. In connection with the replacement of the Kudu Bank Facility, Kudu recognized a total loss of $4.1 million, representing debt issuance costs and prepayment fees, which are included within interest expense for the year to date period ended June 30, 2021.
Interest on the Kudu Credit Facility accrues at a floating interest rate equal to the greater of the three-month USD-LIBOR and 0.25%, plus in each case, the applicable spread of 4.30%. The Kudu Credit Facility requires Kudu to maintain an interest reserve account, which is included in restricted cash. As of June 30, 2021, the interest reserve account is $4.0 million. The Kudu Credit Facility requires Kudu to maintain a ratio of outstanding balance to the sum of fair market value of participation contracts and cash held in certain accounts (the “LTV Percentage”) of less than 50% in years 0-3, 40% in years 4-6, 25% in years 7-8, 15% in years 9-10, and 0% thereafter. As of June 30, 2021, Kudu has a 23.2% LTV Percentage.
Kudu may borrow undrawn balances within the initial three year availability period, subject to customary terms and conditions, to the extent the amount borrowed under the Kudu Credit Facility does not exceed the borrowing base which is equal to 35% of the fair value of Kudu’s qualifying participation contracts. When considering White Mountains’s remaining equity commitment to Kudu, the available undrawn balance was $70.7 million as of June 30, 2021.
During the three months ended June 30, 2021, Kudu did not make any borrowings or repayments on the Kudu Credit Facility. During the six months ended June 30, 2021, Kudu borrowed $3.0 million and repaid the outstanding Kudu Bank Facility balance of $92.2 million. As of June 30, 2021, the Kudu Credit Facility had an undrawn balance of $198.0 million.
The Kudu Credit Facility is secured by all property of the loan parties and contains various affirmative and negative covenants that White Mountains considers to be customary for such borrowings.

Other Operations Debt

As of June 30, 2021, debt in White Mountains’s Other Operations segment consisted of three secured credit facilities.
The first credit facility has a maximum borrowing capacity of $16.3 million, which is comprised of a term loan of $11.3 million, a delayed-draw term loan of $3.0 million and a revolving credit loan commitment of $2.0 million, all with a maturity date of March 12, 2024. During the three months ended June 30, 2021, White Mountains’s Other Operations segment had no borrowings and made repayments of $0.2 million on the term loans and $0.3 million on the revolving credit loan, under the first credit facility. During the six months ended June 30, 2021, White Mountains’s Other Operations segment had borrowings and repayments of $0.3 million on the revolving credit loan and made repayments of $0.8 million on the term loans, under the first credit facility. As of June 30, 2021, the first credit facility had an outstanding balance of $8.3 million.
The second credit facility has a maximum borrowing capacity of $15.0 million, which is comprised of a term loan of $9.0 million, a delayed-draw term loan of $4.0 million and a revolving credit loan commitment of $2.0 million, all with a maturity date of July 2, 2025. During the three and six months ended June 30, 2021, White Mountains’s Other Operations segment had no borrowings. During the three and six months ended June 30, 2021, White Mountains’s Other Operations made repayments of $0.2 million and $0.4 million on the term loans, under the second credit facility. As of June 30, 2021, the second credit facility had an outstanding balance of $8.5 million.
The third credit facility has a maximum borrowing capacity of $4.0 million, which is comprised of a revolving credit loan commitment, with a maturity date of October 26, 2021. During the three and six months ended June 30, 2021, White Mountains’s Other Operations segment had no borrowings and made repayments of $0.5 million, under the third credit facility. As of June 30, 2021, the third credit facility had an outstanding balance of $3.0 million.

Compliance

At June 30, 2021, White Mountains was in compliance in all material respects with the covenants under all of its debt instruments.

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
White Mountains’s income tax expense related to pre-tax income from continuing operations for the three months ended June 30, 2021 represented an effective tax rate of 18.4%. The effective tax rate was different from the U.S. statutory rate of 21.0%, driven primarily by income generated in jurisdictions with lower tax rates than the United States partially offset by additional tax expense related to the revaluation of U.K. deferred tax assets and liabilities. On June 10, 2021, the U.K. enacted an increase in its corporate tax rate from 19.0% to 25.0% for periods after April 1, 2023. On June 30, 2021, White Mountains increased its net U.K. deferred tax liability to reflect the higher tax rate on temporary differences projected to reverse after the new rate becomes effective.
White Mountains’s income tax expense related to pre-tax income from continuing operations for the six months ended June 30, 2021 represented an effective tax rate of 86.0%. The effective tax rate was higher than the U.S. statutory rate of 21.0%, driven primarily by the additional tax expense related to the revaluation of U.K. deferred tax assets and liabilities in relation to White Mountains’s pre-tax income in the first six months of 2021.
White Mountains’s income tax (expense) related to pre-tax income (loss) from continuing operations for the three and six months ended June 30, 2020 represented an effective tax rate of 18.2% and 4.2%. The effective tax rate was different from the U.S. statutory rate of 21.0%, driven primarily by income generated in jurisdictions with lower tax rates than the United States and state income taxes.
In arriving at the effective tax rate for the three and six months ended June 30, 2021 and 2020, White Mountains forecasted all income and expense items including the change in unrealized investment gains (losses) and realized investment gains (losses) for the years ending December 31, 2021 and 2020.
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

Note 9. Derivatives

NSM Interest Rate Swap

On June 15, 2018, NSM entered into an interest rate swap agreement to hedge its exposure to interest rate risk on $151.0 million of its USD denominated variable rate term loans under the NSM Bank Facility. Under the terms of the swap agreement, NSM pays a fixed-rate of 2.97% and receives a variable rate, which is reset monthly, based on the then-current USD-LIBOR. As of June 30, 2021, the variable rate received by NSM under the swap agreement was 1.00%. Over the term of the swap, the notional amount decreases in accordance with the principal repayments NSM expects to make on its term loans.
As of June 30, 2021, $146.8 million of the outstanding term loans were hedged by the swap. For the three and six months ended June 30, 2021, the weighted average effective interest rate on the outstanding term loans that were hedged, including the effect of the amortization of debt issuance costs and the effect of the interest rate swap, was 9.2%.
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
For the three and six months ended June 30, 2021, White Mountains recognized net interest expense of $0.6 million and $1.3 million for the periodic net settlement payments on the swap. For the three and six months ended June 30, 2020, White Mountains recognized net interest expense of $0.7 million and $1.2 million for the periodic net settlement payments on the swap. As of June 30, 2021 and December 31, 2020, the estimated fair value of the swap and the accrual of the periodic net settlement payments recorded in other liabilities was $6.6 million and $8.2 million. There was no ineffectiveness in the hedge for the three and six months ended June 30, 2021 and 2020. For the three and six months ended June 30, 2021, the $0.6 million and $1.6 million change in the fair value of the swap is included within White Mountains’s accumulated other comprehensive income (loss). For the three and six months ended June 30, 2020, the $0.4 million and $(2.8) million change in the fair value of the swap is included within White Mountains’s accumulated other comprehensive income (loss).

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
NSM paid total initial premiums of approximately $0.1 million for the interest rate caps. Under the terms of the interest rate cap agreements, if the GBP-LIBOR rate at the measurement date exceeds 1.25%, NSM will receive payments from the counterparty equal to the GBP-LIBOR rate, less the 1.25% cap rate. As of June 30, 2021, the GBP-LIBOR rate was 0.08%.
NSM accounts for the interest rate caps as derivatives at fair value, with changes in fair value recognized in current period earnings within interest expense. For the three and six months ended June 30, 2021 and June 30, 2020, White Mountains recognized a negligible amount related to the change in fair value on the interest rate caps within interest expense. As of June 30, 2021 and December 31, 2020, the estimated fair value of the caps recorded in other assets was less than $0.1 million.

Note 10. Municipal Bond Guarantee Insurance

HG Global was established to fund the startup of BAM, a mutual municipal bond insurer. HG Global, together with its subsidiaries, provided the initial capitalization of BAM through the purchase of $503.0 million of BAM Surplus Notes.

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

Fidus Re
BAM is party to two collateralized financial guarantee excess of loss reinsurance agreements that serve to increase BAM’s claims paying resources and are provided by Fidus Re, a Bermuda based special purpose insurer created in 2018 solely to provide reinsurance protection to BAM.
In the second quarter of 2018, Fidus Re was initially capitalized by the issuance of $100.0 million of insurance linked securities (the “Fidus Re 2018 Agreement”. The proceeds from issuance were placed in a collateral trust supporting Fidus Re’s obligations to BAM. The insurance linked securities were issued by Fidus Re with an initial term of 12 years and are callable five years after the date of issuance. Under the Fidus Re 2018 Agreement, Fidus Re reinsures 90% of aggregate losses exceeding $165.0 million on a portion of BAM’s financial guarantee portfolio (the “2018 Covered Portfolio”) up to a total reimbursement of $100.0 million. The Fidus Re 2018 Agreement does not provide coverage for losses in excess of $276.1 million. The 2018 Covered Portfolio consists of approximately 38% of BAM’s portfolio of financial guaranty policies issued through June 30, 2021.
In the first quarter of 2021, Fidus Re issued an additional $150.0 million of insurance linked securities (the “Fidus Re 2021 Agreement”) with an initial term of 12 years and are callable five years after the date of issuance. Under the Fidus Re 2021 Agreement, Fidus Re reinsures 90% of aggregate losses exceeding $135.0 million on a portion of BAM’s financial guarantee portfolio (the “2021 Covered Portfolio”) up to a total reimbursement of $150.0 million. The Fidus Re 2021 Agreement does not provide coverage for losses in excess of $301.7 million. The 2021 Covered Portfolio consists of approximately 39% of BAM’s portfolio of financial guaranty policies issued through June 30, 2021.
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
On a monthly basis, BAM deposits cash equal to ceded premiums, net of ceding commissions, due to HG Re under the FLRT directly into the Regulation 114 Trust. The Regulation 114 Trust target balance is equal to gross ceded unearned premiums and unpaid ceded loss and LAE expenses, if any. If, at the end of any quarter, the Regulation 114 Trust balance is below the target balance, funds will be withdrawn from the Supplemental Trust and deposited into the Regulation 114 Trust in an amount equal to the shortfall. If, at the end of any quarter, the Regulation 114 Trust balance is above 102% of the target balance, funds will be withdrawn from the Regulation 114 Trust and deposited into the Supplemental Trust. The Regulation 114 Trust balance as of June 30, 2021 and December 31, 2020 was $233.8 million and $222.8 million.
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
As the BAM Surplus Notes are repaid over time, the BAM Surplus Notes will be replaced in the Supplemental Trust by cash and fixed income securities. The Supplemental Trust balance as of June 30, 2021 and December 31, 2020 was $602.7 million and $604.3 million.
As of June 30, 2021 and December 31, 2020, the Collateral Trusts held assets of $836.4 million and $827.1 million, which included $442.3 million and $434.5 million of cash and investments, $388.2 million and $388.2 million of BAM Surplus Notes and $5.9 million and $4.4 million of interest receivable on the BAM Surplus Notes.

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
During the three and six months ended June 30, 2021, BAM made no repayments of the BAM Surplus Notes or accrued interest.
As of June 30, 2021 and December 31, 2020, the principal balance on the BAM Surplus Notes was $388.2 million and $388.2 million and total interest receivable on the BAM Surplus Notes was $161.8 million and $155.7 million.

Insured Obligations and Premiums

The following table presents a schedule of BAM’s insured obligations as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Contracts outstanding	11,629	10,997
Remaining weighted average contract period outstanding (in years)	10.6	10.7
Contractual debt service outstanding (in millions):
Principal	$81,574.5	$75,287.7
Interest	37,871.2	36,448.8
Total debt service outstanding	$119,445.7	$111,736.5

Gross unearned insurance premiums (in millions)	$250.9	$237.5

The following table presents a schedule of BAM’s future premium revenues as of June 30, 2021:

Millions	June 30, 2021
July 1, 2021 - December 31, 2021	$12.1

January 1, 2022 - March 31, 2022	5.9
April 1, 2022 - June 30, 2022	5.8
July 1, 2022 - September 30, 2022	5.8
October 1, 2022 - December 31, 2022	5.7
Total 2022	23.2

2023	21.9
2024	20.3
2025	18.8
2026	17.4
2027 and thereafter	137.2
Total gross unearned insurance premiums	$250.9

The following table presents a schedule of written premiums and earned premiums included in White Mountains’s HG Global/BAM segment for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2021	2020	2021	2020
Written premiums:
Direct	$13.8	$21.3	$21.8	$31.0
Assumed	—	.2	4.5	.2
Gross written premiums	$13.8	$21.5	$26.3	$31.2
Earned premiums:
Direct	$5.6	$4.7	$10.9	$9.2
Assumed	.9	.9	2.0	1.8
Gross earned premiums	$6.5	$5.6	$12.9	$11.0

In the second quarter of 2020, BAM assumed a municipal bond guarantee contract with a par value of $36.9 million through an endorsement to the facultative quota share reinsurance agreement.
In January 2021, BAM entered into a 100% facultative quota share reinsurance agreement under which it assumed a portfolio of municipal bond guarantee contracts with a par value of $0.8 billion.
None of the contracts assumed were non-performing and no loss reserves have been established for any of the contracts, either as of the transaction dates or as of June 30, 2021. The agreements, which cover future claims exposure only, meet the risk transfer criteria under ASC 944-20, Insurance Activities and accordingly have been accounted for as reinsurance.

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
The following table presents the Company’s computation of earnings per share from continuing operations for the three and six months ended June 30, 2021 and 2020. See Note 19 — “Held for Sale and Discontinued Operations”.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Basic and diluted earnings per share numerators (in millions):
Net income (loss) attributable to White Mountains’s common shareholders	$138.5	$115.4	$63.2	$(13.4)
Less: total income (loss) from discontinued operations, net of tax	—	(1.0)	18.7	(.1)
Net income (loss) from continuing operations attributable to White Mountains’s common shareholders	$138.5	$116.4	$44.5	$(13.3)
Allocation of (earnings) losses to participating restricted common shares (1)	(1.7)	(1.6)	(.5)	.1
Basic and diluted earnings (losses) per share numerators	$136.8	$114.8	$44.0	$(13.2)
Basic earnings per share denominators (in thousands):
Total average common shares outstanding during the period	3,107.8	3,107.5	3,104.0	3,142.8
Average unvested restricted common shares(2)	(37.8)	(43.1)	(35.1)	(38.5)
Basic earnings (losses) per share denominator	3,070.0	3,064.4	3,068.9	3,104.3
Diluted earnings per share denominator (in thousands):
Total average common shares outstanding during the period	3,107.8	3,107.5	3,104.0	3,142.8
Average unvested restricted common shares (2)	(37.8)	(43.1)	(35.1)	(38.5)
Diluted earnings (losses) per share denominator	3,070.0	3,064.4	3,068.9	3,104.3
Basic and diluted earnings per share (in dollars) - continuing operations:
Distributed earnings - dividends declared and paid	$—	$—	$1.00	$1.00
Undistributed earnings (losses)	44.56	37.46	13.32	(5.25)
Basic and diluted earnings (losses) per share	$44.56	$37.46	$14.32	$(4.25)
(1) Restricted shares issued by White Mountains receive dividends, and therefore, are considered participating securities.
(2) Restricted shares outstanding vest upon a stated date. See Note 12 — “Employee Share-Based Incentive Compensation Plans”.

The following table presents the undistributed net earnings (losses) from continuing operations for the three and six months ended June 30, 2021 and 2020. See Note 19 — “Held for Sale and Discontinued Operations”.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2021	2020	2021	2020
Undistributed net earnings (losses) - continuing operations:
Net loss attributable to White Mountains’s common shareholders, net of restricted common share amounts	$136.8	$114.8	$44.0	$(13.2)
Dividends declared, net of restricted common share amounts (1)	—	—	(3.1)	(3.1)
Total undistributed net earnings (losses), net of restricted common share amounts	$136.8	$114.8	$40.9	$(16.3)
(1) Restricted shares issued by White Mountains receive dividends, and are therefore considered participating securities.

Note 12. Employee Share-Based Incentive Compensation Plans

White Mountains’s Long-Term Incentive Plan (the “WTM Incentive Plan”) provides for grants of various types of share-based and non-share-based incentive awards to key employees of White Mountains. As of June 30, 2021, White Mountains’s share-based compensation incentive awards consist of performance shares and restricted shares.

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
The following table presents the performance share activity for the three and six months ended June 30, 2021 and 2020 for performance shares granted under the WTM Incentive Plan:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	40,784	$38.2	42,458	$9.8	42,458	$56.3	42,473	$43.7
Shares paid (1)	—	—	—	—	(14,117)	(34.6)	(14,070)	(27.7)
New grants	475	—	—	—	13,475	—	14,055	—
Forfeitures and cancellations (2)	(7)	(.2)	—	—	(564)	.2	—	.4
Expense recognized	—	7.7	—	6.0	—	23.8	—	(.6)
End of period	41,252	$45.7	42,458	$15.8	41,252	$45.7	42,458	$15.8
(1) WTM performance share payments in 2021 for the 2018-2020 performance cycle, which were paid in cash in March 2021 at 200% of target.  WTM performance share payments in 2020 for the 2017-2019 performance cycle, which were paid in cash in March 2020, ranged from 174% to 180% of target.
(2) Amounts include changes in assumed forfeitures, as required under GAAP.

During the three months ended June 30, 2021, White Mountains granted 475 performance shares for the 2021-2023 performance cycle. During the six months ended June 30, 2021, White Mountains granted 13,475 performance shares for the 2021-2023 performance cycle. During the six months ended June 30, 2020, White Mountains granted 14,055 performance shares for the 2020-2022 performance cycle.
All performance shares earned were settled in cash. If all the outstanding WTM performance shares had vested on June 30, 2021, the total additional compensation cost to be recognized would have been $33.4 million, based on accrual factors (common share price and payout assumptions) as of June 30, 2021.

The following table presents performance shares outstanding and accrued expense for performance shares awarded under the WTM Incentive Plan as of June 30, 2021 for each performance cycle:

	Six Months Ended June 30, 2021
Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense
Performance cycle:
2019 – 2021	14,850	$28.4
2020 – 2022	13,555	15.6
2021 – 2023	13,475	2.5
Sub-total	41,880	46.5
Assumed forfeitures	(628)	(.8)
June 30, 2021	41,252	$45.7

Restricted Shares

Restricted shares are grants of a specified number of common shares that generally vest at the end of a 34-month service period. The following table presents the unrecognized compensation cost associated with the outstanding restricted share awards for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
Millions, except share amounts	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value
Non-vested,
Beginning of period	37,805	$26.2	43,105	$26.6	43,105	$15.2	43,395	$16.7
Issued	475	.5	—	—	13,475	16.1	14,055	15.1
Vested	—	—	—	—	(17,717)	—	(14,345)	—
Forfeited	—	—	—	—	(583)	(.6)	—	—
Expense recognized	—	(3.5)	—	(3.6)	—	(7.5)	—	(8.8)
End of period	38,280	$23.2	43,105	$23.0	38,280	$23.2	43,105	$23.0

During the three months ended June 30, 2021, White Mountains issued 475 restricted shares that vest on January 1, 2024. During the six months ended June 30, 2021, White Mountains issued 13,475 restricted shares that vest on January 1, 2024. During the six months ended June 30, 2020, White Mountains issued 14,055 restricted shares that vest on January 1, 2023. The unamortized issue date fair value as of June 30, 2021 is expected to be recognized ratably over the remaining vesting periods.

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
As of June 30, 2021 and December 31, 2020, the right of use (“ROU”) asset was $44.3 million and $37.6 million and lease liabilities were $47.3 million and $38.3 million.
The following table summarizes net lease expense recognized in White Mountains’s consolidated statement of operations for the three and six months ended June 30, 2021 and 2020:

Millions	Three Months Ended June 30,		Six Months Ended June 30,
Lease Cost	2021	2020	2021	2020
Lease cost	$2.6	$2.1	$4.5	$4.1
Less: sublease income	.1	.1	.2	.2
Net lease cost	$2.5	$2.0	$4.3	$3.9

The following table presents the contractual maturities of the lease liabilities associated with White Mountains’s operating lease agreements as of June 30, 2021:

Millions	As of June 30, 2021
Remainder of 2021	$4.0
2022	10.8
2023	9.8
2024	8.5
2025	6.7
Thereafter	16.3
Total undiscounted lease payments	56.1
Less: present value adjustment	8.8
Operating lease liability	$47.3

The following tables present lease related assets and liabilities by reportable segment as of June 30, 2021 and December 31, 2020:

	As of June 30, 2021
Millions	HG/BAM	Ark	NSM	Kudu	Other Operations	Total	Weighted Average Incremental Borrowing Rate (1)
ROU lease asset	$8.5	$7.1	$14.0	$6.9	$7.8	$44.3	5.0%
Lease liability	$9.2	$7.1	$15.3	$7.1	$8.6	$47.3
(1) The present value of the remaining lease payments was determined by discounting the lease payments using the incremental borrowing rate.

	As of December 31, 2020
Millions	HG/BAM	NSM	Kudu	Other Operations	Total	Weighted Average Incremental Borrowing Rate (1)
ROU lease asset	$10.1	$17.1	$2.0	$8.4	$37.6	4.6%
Lease liability	$10.1	$17.1	$2.0	$9.1	$38.3
(1) The present value of the remaining lease payments was determined by discounting the lease payments using the incremental borrowing rate.

Note 14. Non-controlling Interests

Non-controlling interests consist of the ownership interests of non-controlling shareholders in consolidated entities and are presented separately on the balance sheet.
The following table presents the balance of non-controlling interests included in White Mountains’s total equity and the related percentage of each consolidated entity’s total equity owned by non-controlling shareholders as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
$ in Millions	Non-controlling Percentage	Non-controlling Equity	Non-controlling Percentage	Non-controlling Equity
Non-controlling interests, excluding BAM
HG Global	3.1%	$11.1	3.1%	$13.5
Ark	28.0%	213.1	—%	—
NSM	3.4%	15.9	3.4%	17.0
Kudu	.7%	2.5	.7%	2.3
Other	various	12.4	various	2.4
Total, excluding BAM		255.0		35.2
BAM	100.0%	(125.2)	100.0%	(123.3)
Total non-controlling interests		$129.8		$(88.1)

Note 15. Segment Information

As of June 30, 2021, White Mountains conducted its operations through five segments: (1) HG Global/BAM, (2) Ark, (3) NSM, (4) Kudu and (5) Other Operations. A discussion of White Mountains’s consolidated investment operations is included after the discussion of operations by segment.
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
The following tables present the financial information for White Mountains’s segments:

Millions	HG Global/ BAM	Ark	NSM	Kudu	Other Operations	Total
Three Months Ended June 30, 2021
Earned insurance premiums	$6.5	$117.8	$—	$—	$—	$124.3
Net investment income	4.3	.4	—	8.4	4.0	17.1
Net realized and unrealized investment gains	6.3	8.9	—	27.8	16.6	59.6
Net realized and unrealized investment losses from investment in MediaAlpha	—	—	—	—	113.0	113.0
Commission revenues	—	—	68.0	—	2.3	70.3
Other revenue	.3	3.4	16.3	—	22.4	42.4
Total revenues	17.4	130.5	84.3	36.2	158.3	426.7
Loss and loss adjustment expenses	—	52.6	—	—	—	52.6
Insurance acquisition expenses	1.6	34.0	—	—	—	35.6
Cost of sales	—	—	—	—	17.9	17.9
General and administrative expenses	13.9	24.8	47.3	3.2	29.5	118.7
Broker commission expense	—	—	21.6	—	—	21.6
Change in fair value of contingent consideration liabilities	—	—	.2	—	—	.2
Amortization of other intangible assets	—	—	8.2	.1	.4	8.7
Interest expense	—	1.3	5.9	1.5	.4	9.1
Total expenses	15.5	112.7	83.2	4.8	48.2	264.4
Pre-tax income	$1.9	$17.8	$1.1	$31.4	$110.1	$162.3

Millions	HG Global/ BAM	NSM	Kudu	Other Operations	Total
Three Months Ended June 30, 2020
Earned insurance premiums	$5.6	$—	$—	$—	$5.6
Net investment income	4.9	—	5.6	9.1	19.6
Net realized and unrealized investment gains	14.4	—	16.5	107.0	137.9
Net unrealized investment gains from investment in MediaAlpha	—	—	—	15.0	15.0
Commission revenues	—	63.0	—	1.9	64.9
Other revenue	1.2	13.1	—	2.3	16.6
Total revenues	26.1	76.1	22.1	135.3	259.6
Insurance acquisition expenses	2.1	—	—	—	2.1
Cost of sales	—	—	—	2.2	2.2
General and administrative expenses	12.7	48.5	2.8	25.3	89.3
Broker commission expense	—	21.0	—	—	21.0
Change in fair value of contingent consideration liabilities	—	(1.7)	—	—	(1.7)
Amortization of other intangible assets	—	6.3	.1	.2	6.6
Interest expense	—	5.7	1.5	.2	7.4
Total expenses	14.8	79.8	4.4	27.9	126.9
Pre-tax income (loss)	$11.3	$(3.7)	$17.7	$107.4	$132.7

Millions	HG Global/ BAM	Ark	NSM	Kudu	Other Operations	Total
Six Months Ended June 30, 2021
Earned insurance premiums	$12.9	$222.4	$—	$—	$—	$235.3
Net investment income	8.8	1.2	—	16.6	11.1	37.7
Net realized and unrealized investment (losses) gains	(11.6)	10.0	—	43.6	18.7	60.7
Net realized and unrealized investment losses from investment in MediaAlpha	—	—	—	—	71.3	71.3
Commission revenues	—	—	127.6	—	4.6	132.2
Other revenue	.6	6.0	31.5	.1	29.5	67.7
Total revenues	10.7	239.6	159.1	60.3	135.2	604.9
Loss and loss adjustment expenses	—	118.6	—	—	—	118.6
Insurance acquisition expenses	3.5	70.7	—	—	—	74.2
Cost of sales	—	—	—	—	21.9	21.9
General and administrative expenses	30.3	62.6	93.3	5.7	65.2	257.1
Broker commission expense	—	—	40.5	—	—	40.5
Change in fair value of contingent consideration liabilities	—	—	.2	—	—	.2
Amortization of other intangible assets	—	—	16.8	.2	.9	17.9
Loss on assets held for sale	—	—	28.7	—	—	28.7
Interest expense	—	2.4	11.8	7.3	.7	22.2
Total expenses	33.8	254.3	191.3	13.2	88.7	581.3
Pre-tax (loss) income	$(23.1)	$(14.7)	$(32.2)	$47.1	$46.5	$23.6

Millions	HG Global/ BAM	NSM	Kudu	Other Operations	Total
Six Months Ended June 30, 2020
Earned insurance premiums	$11.0	$—	$—	$—	$11.0
Net investment income	10.4	—	12.9	19.2	42.5
Net realized and unrealized investment gains (losses)	20.5	—	(8.3)	(61.0)	(48.8)
Net unrealized investment gains from investment in MediaAlpha	—	—	—	45.0	45.0
Commission revenues	—	116.0	—	4.0	120.0
Other revenue	1.7	25.1	.1	3.8	30.7
Total revenues	43.6	141.1	4.7	11.0	200.4
Insurance acquisition expenses	3.8	—	—	—	3.8
Cost of sales	—	—	—	4.2	4.2
General and administrative expenses	27.4	88.1	5.3	42.8	163.6
Broker commission expense	—	39.3	—	—	39.3
Change in fair value of contingent consideration liabilities	—	(2.3)	—	—	(2.3)
Amortization of other intangible assets	—	11.1	.2	.4	11.7
Interest expense	—	10.0	2.9	.5	13.4
Total expenses	31.2	146.2	8.4	47.9	233.7
Pre-tax income (loss)	$12.4	$(5.1)	$(3.7)	$(36.9)	$(33.3)

In compliance with ASC 606, Revenues from Contracts with Customers, the following tables present White Mountains’s total revenues by revenue source for the three and six months ended June 30, 2021 and 2020:

Millions	HG Global/BAM	Ark	NSM	Kudu	Other Operations	Total
Three Months Ended June 30, 2021
Commission and other revenue
Specialty Transportation	$—	$—	$26.5	$—	$—	$26.5
Real Estate	—	—	9.3	—	—	9.3
Social Services	—	—	9.3	—	—	9.3
Pet	—	—	18.5	—	—	18.5
United Kingdom	—	—	13.8	—	—	13.8
Other	—	—	6.9	—	2.3	9.2
Total commission and other revenue	—	—	84.3	—	2.3	86.6
Product and service revenues	—	—	—	—	22.8	22.8
Revenues from contracts with customers	—	—	84.3	—	25.1	109.4
Other (1)	17.4	130.5	—	36.2	133.2	317.3
Total revenues	$17.4	$130.5	$84.3	$36.2	$158.3	$426.7
(1)    Other consists of premiums, investment income, investment gains and losses and other revenues outside the scope of ASC 606, Revenues from Contracts with Customers.

Millions	HG Global/BAM	NSM	Kudu	Other Operations	Total
Three Months Ended June 30, 2020
Commission and other revenue
Specialty Transportation	$—	$23.8	$—	$—	$23.8
Real Estate	—	15.4	—	—	15.4
Social Services	—	7.3	—	—	7.3
Pet	—	13.2	—	—	13.2
United Kingdom	—	12.4	—	—	12.4
Other	—	4.0	—	1.8	5.8
Total commission and other revenue	—	76.1	—	1.8	77.9
Product revenues	—	—	—	2.3	2.3
Revenues from contracts with customers	—	76.1	—	4.1	80.2
Other (1)	26.1	—	22.1	131.2	179.4
Total revenues	$26.1	$76.1	$22.1	$135.3	$259.6
(1) Other consists of premiums, investment income, investment gains and losses and other revenues outside the scope of ASC 606, Revenues from Contracts with Customers.

Millions	HG Global/BAM	Ark	NSM	Kudu	Other Operations	Total
Six Months Ended June 30, 2021
Commission and other revenue
Specialty Transportation	$—	$—	$47.3	$—	$—	$47.3
Real Estate	—	—	19.0	—	—	19.0
Social Services	—	—	16.0	—	—	16.0
Pet	—	—	35.7	—	—	35.7
United Kingdom	—	—	26.9	—	—	26.9
Other	—	—	14.2	—	4.6	18.8
Total commission and other revenue	—	—	159.1	—	4.6	163.7
Product and service revenues	—	—	—	—	29.3	29.3
Revenues from contracts with customers	—	—	159.1	—	33.9	193.0
Other (1)	10.7	239.6	—	60.3	101.3	411.9
Total revenues	$10.7	$239.6	$159.1	$60.3	$135.2	$604.9
1)    Other consists of premiums, investment income, investment gains and losses and other revenues outside the scope of ASC 606, Revenues from Contracts with Customers.

Millions	HG Global/BAM	NSM	Kudu	Other Operations	Total
Six Months Ended June 30, 2020
Commission and other revenue
Specialty Transportation	$—	$44.2	$—	$—	$44.2
Real Estate	—	26.7	—	—	26.7
Social Services	—	13.6	—	—	13.6
Pet	—	25.1	—	—	25.1
United Kingdom (2)	—	22.4	—	—	22.4
Other	—	9.1	—	4.0	13.1
Total commission and other revenue	—	141.1	—	4.0	145.1
Product revenues	—	—	—	4.4	4.4
Revenues from contracts with customers	—	141.1	—	8.4	149.5
Other (1)	43.6	—	4.7	2.6	50.9
Total revenues	$43.6	$141.1	$4.7	$11.0	$200.4
(1) Other consists of premiums, investment income, investment gains and losses and other revenues outside the scope of ASC 606, Revenues from Contracts with Customers.
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
The following table presents the basic ownership interests and carrying values of White Mountains’s equity method eligible investments as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
Millions	Basic Ownership Interest	Carrying Value	Basic Ownership Interest	Carrying Value
Investment in MediaAlpha	28.4%	$713.2	35.0%	$802.2
Kudu Participation Contracts	3.2 - 32.7%	455.5	3.2 - 35.0%	400.6
PassportCard/DavidShield	53.8%	95.0	53.8%	95.0
Elementum Holdings, L.P.	29.7%	56.7	28.9%	55.1
Other equity method eligible investments, at fair value	Under 50.0%	100.9	Under 50.0%	132.2
Other equity method eligible investments, at fair value	50.0% and over	16.6	50.0% and over	15.2

For the three and six months ended June 30, 2021, White Mountains received dividend and income distributions from equity method eligible investments of $11.0 million, and $24.7 million, which were recorded within net investment income in the consolidated statement of operations. For the three and six months ended June 30, 2020, White Mountains received dividend and income distributions from equity method eligible investments of $10.0 million, and $21.4 million, which were recorded within net investment income in the consolidated statement of operations.
Subsequent to the MediaAlpha IPO, White Mountains’s investment in MediaAlpha is accounted for at fair value based on the publicly traded share price of MediaAlpha’s common stock and White Mountains presents its investment in MediaAlpha as a separate line item on the balance sheet. See Note 2 — “Significant Transactions”. For the six months ended June 30, 2021 and 2020, MediaAlpha was considered a significant subsidiary.

The following tables present summarized financial information for MediaAlpha as of June 30, 2021 and 2020:

Millions	June 30, 2021	December 31, 2020
Balance sheet data:
Total assets	$236.4	$210.3
Total liabilities	$315.6	$315.5

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2021	2020	2021	2020
Income statement data:
Total revenues	$157.4	$123.6	$330.9	$243.1
Total expenses	$157.8	$113.5	$331.1	$224.1
Net income	$(.4)	$10.1	$(.2)	$19.0

Note 17. Fair Value of Financial Instruments

    White Mountains records its financial instruments at fair value with the exception of debt obligations, which are recorded as debt at face value less unamortized original issue discount. See Note 7 — “Debt”.
    The following table presents the fair value and carrying value of these financial instruments as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
Millions	Fair Value	Carrying Value	Fair Value	Carrying Value
Ark Subordinated Notes	$41.5	$44.2	$—	$—
NSM Bank Facility	$265.9	$269.4	$279.3	$271.3
Other NSM debt	$1.3	$1.3	$1.3	$1.3
Kudu Credit Facility	$109.3	$94.5	$—	$—
Kudu Bank Facility	$—	$—	$89.3	$86.3
Other Operations debt	$21.0	$19.4	$18.8	$17.5

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
The following description presents significant legal contingencies, ongoing non-claims related litigation or arbitration as of June 30, 2021:

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

Sirius Group Tax Contingency
In the first quarter of 2021, White Mountains recorded a $17.6 million gain within discontinued operations as a result of reversing a liability arising from the tax indemnification provided in connection with the sale of Sirius International Insurance Group, Ltd. (“Sirius Group”) in 2016. The liability related to certain interest deductions claimed by Sirius Group that had been disputed by the Swedish Tax Agency (STA). In April 2021, the STA informed the Swedish Administrative Court of Appeal that Sirius Group should prevail in its appeal (and that the interest deductions should not be disallowed). In June 2021, the Swedish Administrative Court of Appeal ruled in Sirius Group’s favor.

Note 19. Held for Sale and Discontinued Operations

Sirius Group

As of December 31, 2020, White Mountains recorded a liability of $18.7 million, related to the tax indemnification provided in connection with the sale of Sirius Group in 2016. For the six months ended June 30, 2021, White Mountains recorded a gain of $17.6 million in discontinued operations to reverse the liability accrued as of December 31, 2020 and $1.1 million gain related to foreign currency translation. See Note 18 — “Commitments and Contingencies”.

NSM

On April 12, 2021, NSM completed the sale of the Fresh Insurance motor business for net proceeds of £1.1 million (approximately $1.5 million based upon the foreign exchange spot rate as of the transaction date). The assets and liabilities included in the transaction, were measured at their estimated fair values, net of disposal and classified as held for sale at March 31, 2021. However, the transaction did not meet the criteria to be classified as discontinued operations. In the first quarter of 2021, NSM recorded a loss of $28.7 million related to the sale.

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
The following table presents the Company’s computation of earnings per share for discontinued operations for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Basic and diluted earnings per share numerators (in millions):
Net income (loss) attributable to White Mountains’s common shareholders	$138.5	$115.4	$63.2	$(13.4)
Less: total income (loss) from continuing operations, net of tax	138.5	116.4	44.5	(13.3)
Net (loss) gain from discontinued operations attributable to White Mountains’s common shareholders	$—	$(1.0)	$18.7	$(.1)
Allocation of earnings to participating restricted common shares (1)	—	—	(.2)	—
Basic and diluted earnings(losses) per share numerators (2)	$—	$(1.0)	$18.5	$(.1)
Basic earnings per share denominators (in thousands):
Total average common shares outstanding during the period	3,107.8	3,107.5	3,104.0	3,142.8
Average unvested restricted common shares (3)	(37.8)	(43.1)	(35.1)	(38.5)
Basic earnings per share denominator	3,070.0	3,064.4	3,068.9	3,104.3
Diluted earnings per share denominator (in thousands):
Total average common shares outstanding during the period	3,107.8	3,107.5	3,104.0	3,142.8
Average unvested restricted common shares (3)	(37.8)	(43.1)	(35.1)	(38.5)
Diluted earnings per share denominator	3,070.0	3,064.4	3,068.9	3,104.3
Basic and diluted earnings (losses) per share (in dollars) - discontinued operations:	$—	$(.32)	$6.03	$(.03)
(1) Restricted shares issued by White Mountains contain dividend participation features, and therefore, are considered participating securities.
(2) Net earnings attributable to White Mountains’s common shareholders, net of restricted share amounts, is equal to undistributed earnings for the three and six months ended June 30, 2021 and 2020.
(3) Restricted common shares outstanding vest upon a stated date. See Note 12 — “Employee Share-Based Incentive Compensation Plans”.

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
The following discussion also includes twelve non-GAAP financial measures: (i) adjusted book value per share, (ii) BAM’s gross written premiums and member surplus contributions (“MSC”) from new business, (iii) Ark’s adjusted loss and loss adjustment expense ratio, (iv) Ark’s adjusted insurance acquisition expense ratio, (v) Ark’s adjusted other underwriting expense ratio, (vi) Ark’s adjusted combined ratio (vii) NSM’s earnings before interest, taxes, depreciation and amortization (“EBITDA”), (viii) NSM’s adjusted EBITDA, (ix) Kudu’s EBITDA, (x) Kudu’s adjusted EBITDA, (xi) total consolidated portfolio returns excluding MediaAlpha and (xii) adjusted capital, that have been reconciled from their most comparable GAAP financial measures on page 84. White Mountains believes these measures to be useful in evaluating White Mountains’s financial performance and condition.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

Overview
White Mountains reported book value per share of $1,279 and adjusted book value per share of $1,292 as of June 30, 2021. Book value per share and adjusted book value per share both increased 4% in the second quarter of 2021 and 2% in the first six months of 2021, including dividends, driven primarily by results of operations as well as the increase in the MediaAlpha share price. Book value per share and adjusted book value per share both increased 4% in the second quarter of 2020, driven primarily by the rebound in the equity markets during the quarter. Book value per share decreased 0.2% and adjusted book value per share increased 0.4% in the first six months of 2020, including dividends.
Results in the second quarter and first six months of 2021 were driven primarily by $113 million and $71 million of net realized and unrealized investment gains from White Mountains’s investment in MediaAlpha, resulting from increases in the MediaAlpha share price (from $39.07 as of December 31, 2020 and from $35.43 as of March 31, 2021) to $42.10 as of June 30, 2021. Results in the first six months of 2021 also included realized investment gains on shares sold in a secondary offering completed by MediaAlpha. On March 23, 2021, MediaAlpha completed a secondary offering of 8.05 million shares at $46.00 per share ($44.62 per share net of underwriting fees). In the secondary offering, White Mountains sold 3.6 million shares for net proceeds of $160 million. As of June 30, 2021, White Mountains owned 16.9 million shares of MediaAlpha, representing a 28% basic ownership interest (26% on a fully-diluted/fully-converted basis). At the June 30 closing price of $42.10 per share, the value of White Mountains’s investment in MediaAlpha was $713 million. At this level of ownership, each $1.00 per share increase or decrease in the share price of MediaAlpha will result in an approximate $5.50 per share increase or decrease in White Mountains’s book value per share and adjusted book value per share.
Gross written premiums and MSC collected in the HG Global/BAM segment totaled $30 million and $56 million in the second quarter and first six months of 2021, compared to $43 million and $63 million in the second quarter and first six months of 2020. BAM insured municipal bonds with par value of $5.1 billion and $8.7 billion in the second quarter and first six months of 2021, compared to $4.1 billion and $7.1 billion in the second quarter and first six months of 2020. Total pricing was 59 and 65 basis points in the second quarter first six months of 2021, compared to 105 and 89 basis points in the second quarter and first six months of 2020. BAM’s total claims paying resources were $1,165 million as of June 30, 2021, compared to $987 million as of December 31, 2020 and $957 million as of June 30, 2020. In the first quarter of 2021, BAM completed a reinsurance agreement with Fidus Re, Ltd. (“Fidus Re”) that increased BAM’s claims paying resources by $150 million. In July 2021, S&P Global Ratings completed its annual review and affirmed BAM’s “AA/stable” rating.

Ark’s GAAP combined ratio was 90% and 99% in the second quarter and first six months of 2021. Ark’s adjusted combined ratio, which adds back amounts ceded to insurance and reinsurance groups that provide third party underwriting capital, was 84% and 96% in the second quarter and first six months of 2021. The adjusted combined ratio in the second quarter and first six months of 2021 included 10 points and 5 points of favorable prior year development, primarily related to the Property, Energy and Accident & Health lines of business, and 6 points and 12 points of catastrophe losses. In the second quarter of 2021 Ark reported gross written premiums of $328 million, net written premiums of $262 million and net earned premiums of $118 million. Ark’s gross written premiums in the second quarter of 2021 were up 78% from the second quarter of 2020 (prior to White Mountains’s ownership of Ark), with risk-adjusted rate change approximately up 7%. In the first six months of 2021, Ark reported gross written premiums of $733 million, net written premiums of $605 million and net earned premiums of $222 million. Ark’s gross written premiums in the first six months of 2021 were up 93% from the first six months of 2020 (prior to White Mountains’s ownership of Ark), with risk-adjusted rate change up approximately 9%. Ark reported pre-tax income (loss) of $18 million and $(15) million in the second quarter and first six months of 2021. Ark’s pre-tax loss for the first six months of 2021 included $25 million of transaction expenses related to White Mountains’s transaction with Ark.
NSM reported pre-tax income of $1 million, adjusted EBITDA of $19 million, and commission and other revenues of $84 million in the second quarter of 2021, compared to pre-tax loss of $4 million, adjusted EBITDA of $18 million, and commission and other revenues of $76 million in the second quarter of 2020. NSM reported pre-tax loss of $32 million, adjusted EBITDA of $33 million, and commission and other revenues of $159 million in the first six months of 2021, compared to pre-tax loss of $5 million, adjusted EBITDA of $29 million, and commission and other revenues of $141 million in the first six months of 2020. On April 12, 2021, NSM sold its Fresh Insurance motor business, which resulted in a loss of $29 million recorded in the first quarter of 2021. Results in the first six months of 2021 and the first six months of 2020, from the date of acquisition, include the results of Kingsbridge, a leading provider of commercial lines insurance and consulting services to the contingent workforce in the United Kingdom, which was acquired on April 7, 2020.
Kudu reported pre-tax income of $31 million and adjusted EBITDA of $5 million in the second quarter of 2021, compared to pre-tax income of $18 million and adjusted EBITDA of $4 million in the second quarter of 2020. Pre-tax income in the second quarter of 2021 included $28 million of unrealized gains on Kudu’s participation contracts, compared to $17 million of unrealized gains on Kudu’s participation contracts in the second quarter of 2020. Kudu reported pre-tax income of $47 million and adjusted EBITDA of $11 million in the first six months of 2021, compared to pre-tax loss of $4 million and adjusted EBITDA of $9 million in the first six months of 2020. Pre-tax income in the first six months of 2021 included $44 million of unrealized gains on Kudu’s participation contracts, compared to $8 million of unrealized losses on Kudu’s participation contracts in the first six months of 2020, which reflected the impact of the market dislocation from the COVID-19 pandemic on Kudu’s underlying asset management firms. As of June 30, 2021, Kudu has deployed $398 million in 13 investment management firms, with an average cash yield to Kudu at inception of 10.3%. The firms have total assets under management of approximately $52 billion, spanning a range of asset classes, including real estate, wealth management, hedge funds, private equity and alternative credit strategies.
White Mountains’s pre-tax total return on invested assets was 5.0% in the second quarter of 2021. This return included $113 million of net unrealized investment gains from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total return on invested assets was 2.4% in the second quarter of 2021. Excluding MediaAlpha, investment returns in the second quarter of 2021 were driven primarily by favorable other long-term investments results and the impact of the flattening of the yield curve on the fixed income portfolio. White Mountains’s pre-tax total return on invested assets was 6.5% in the second quarter of 2020. This return included $18 million of net investment income and unrealized investment gains from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total return on invested assets was 6.4% in the second quarter of 2020. Excluding MediaAlpha, investment returns in the second quarter of 2020 were driven primarily by a rebound in equity markets following the decline experienced in the first quarter of 2020 in reaction to the COVID-19 pandemic.
White Mountains’s pre-tax total return on invested assets was 4.7% in the first six months of 2021. This return included $71 million of net realized and unrealized investment gains from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total return on invested assets was 3.1% in the first six months of 2021. Excluding MediaAlpha, investment returns in the first six months of 2021 were driven primarily by favorable other long-term investment results. White Mountains’s pre-tax total return on invested assets was 1.7% in the first six months of 2020. This return included $50 million of net investment income and unrealized investment gains from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total return on invested assets was flat in the first six months of 2020. Excluding MediaAlpha, returns in the first six months of 2020 were driven primarily by the decline in interest rates and favorable other long-term investments results, offset by the overall decline in equity markets over the period.

Adjusted Book Value Per Share
The following table presents White Mountains’s book value per share and reconciles it to adjusted book value per share, a non-GAAP measure. See NON-GAAP FINANCIAL MEASURES on page 84.

	June 30, 2021	March 31, 2021	December 31, 2020	June 30, 2020
Book value per share numerators (in millions):
White Mountains’s common shareholders’ equity - GAAP book value per share numerator	$3,978.2	$3,825.9	$3,906.0	$3,166.0
Time value of money discount on expected future payments on the BAM Surplus Notes (1)	(132.8)	(137.7)	(142.5)	(146.7)
HG Global’s unearned premium reserve (1)	201.5	195.3	190.0	173.8
HG Global’s net deferred acquisition costs (1)	(56.3)	(54.2)	(52.4)	(47.0)
Adjusted book value per share numerator	$3,990.6	$3,829.3	$3,901.1	$3,146.1
Book value per share denominators (in thousands of shares):
Common shares outstanding - GAAP book value per share denominator	3,109.2	3,107.3	3,102.0	3,101.8
Unearned restricted common shares	(20.6)	(23.4)	(14.8)	(23.1)
Adjusted book value per share denominator	3,088.6	3,083.9	3,087.2	3,078.7
GAAP book value per share	$1,279.49	$1,231.27	$1,259.18	$1,020.71
Adjusted book value per share	$1,292.03	$1,241.71	$1,263.64	$1,021.91
Year-to-date dividends paid per share	$1.00	$1.00	$1.00	$1.00
(1) Amount reflects White Mountains’s preferred share ownership in HG Global of 96.9%.

Goodwill and Other Intangible Assets

The following table presents a summary of goodwill and other intangible assets that are included in White Mountains’s book value as of June 30, 2021, December 31, 2020, and June 30, 2020:

Millions	June 30, 2021		December 31, 2020	June 30, 2020
Goodwill:
Ark	$116.8		$—	$—
NSM	477.9		506.4	504.9	(3)
Kudu	7.6		7.6	7.6
Other Operations	27.1	(2)	11.5	5.7
Total goodwill	629.4		525.5	518.2
Other intangible assets:
Ark	175.7		—	—
NSM	213.7		230.4	223.7
Kudu	1.5		1.6	1.8
Other Operations	23.9		24.9	16.2
Total other intangible assets	414.8		256.9	241.7
Total goodwill and other intangible assets (1)	1,044.2		782.4	759.9
Goodwill and other intangible assets attributed to non-controlling interests	(115.9)		(28.1)	(25.9)
Goodwill and other intangible assets included in White Mountains’s common shareholders’ equity	$928.3		$754.3	$734.0
(1) See Note 4 — “Goodwill and Other Intangible Assets” for details of goodwill and other intangible assets.
(2) The relative fair values of goodwill and other intangible assets recognized in connection with the acquisition within Other Operations had not yet been finalized at June 30, 2021.
(3) The relative fair values of goodwill and other intangible assets recognized in connection with the acquisition of Kingsbridge had not yet been finalized at June 30, 2020.

Summary of Consolidated Results

The following table presents White Mountains’s consolidated financial results for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2021	2020	2021	2020
Revenues
Financial Guarantee revenues	$17.4	$26.1	$10.7	$43.6
P&C Insurance and Reinsurance revenues	130.5	—	239.6	—
Specialty Insurance Distribution revenues	84.3	76.1	159.1	141.1
Asset Management revenues	36.2	22.1	60.3	4.7
Other Operations revenues	158.3	135.3	135.2	11.0
Total revenues	426.7	259.6	604.9	200.4
Expenses
Financial Guarantee expenses	15.5	14.8	33.8	31.2
P&C Insurance and Reinsurance expenses	112.7	—	254.3	—
Specialty Insurance Distribution expenses	83.2	79.8	191.3	146.2
Asset Management expenses	4.8	4.4	13.2	8.4
Other Operations expenses	48.2	27.9	88.7	47.9
Total expenses	264.4	126.9	581.3	233.7
Pre-tax income (loss)
Financial Guarantee pre-tax income (loss)	1.9	11.3	(23.1)	12.4
P&C Insurance and Reinsurance pre-tax income (loss)	17.8	—	(14.7)	—
Specialty Insurance Distribution pre-tax income (loss)	1.1	(3.7)	(32.2)	(5.1)
Asset Management pre-tax income (loss)	31.4	17.7	47.1	(3.7)
Other Operations pre-tax income (loss)	110.1	107.4	46.5	(36.9)
Total pre-tax income (loss)	162.3	132.7	23.6	(33.3)
Income tax (expense) benefit	(29.8)	(24.1)	(20.3)	1.4
Net income (loss) from continuing operations	132.5	108.6	3.3	(31.9)
Net (loss) gain from sale of discontinued operations, net of tax	—	(1.0)	18.7	(.1)
Net income (loss)	132.5	107.6	22.0	(32.0)
Net loss attributable to non-controlling interests	6.0	7.8	41.2	18.6
Net income (loss) attributable to White Mountains’s common shareholders	138.5	115.4	63.2	(13.4)
Other comprehensive income (loss), net of tax	1.0	.5	2.8	(2.9)
Comprehensive income (loss)	139.5	115.9	66.0	(16.3)
Comprehensive income attributable to non-controlling interests	(.1)	(.2)	(.2)	(.2)
Comprehensive income (loss) attributable to White Mountains’s common shareholders	$139.4	$115.7	$65.8	$(16.5)

I. Summary of Operations By Segment

As of June 30, 2021,White Mountains conducted its operations through five segments: (1) HG Global/BAM, (2) Ark, (3) NSM, (4) Kudu and (5) Other Operations. A discussion of White Mountains’s consolidated investment operations is included after the discussion of operations by segment. White Mountains’s segment information is presented in Note 15 — “Segment Information” to the Consolidated Financial Statements.
As a result of the Ark Transaction, White Mountains began consolidating Ark in its financial statements as of January 1, 2021. See Note 2 — “Significant Transactions”.

HG Global/BAM

The following tables present the components of pre-tax income (loss) included in White Mountains’s HG Global/BAM segment related to the consolidation of HG Global, which includes HG Re and its other wholly-owned subsidiaries, and BAM for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021
Millions	HG Global	BAM	Eliminations	Total
Direct written premiums	$—	$13.8	$—	$13.8
Assumed written premiums	11.8	—	(11.8)	—
Gross written premiums	11.8	13.8	(11.8)	13.8
Ceded written premiums	—	(11.8)	11.8	—
Net written premiums	$11.8	$2.0	$—	$13.8

Earned insurance premiums	$5.3	$1.2	$—	$6.5
Net investment income	1.7	2.6	—	4.3
Net investment income - BAM Surplus Notes	3.0	—	(3.0)	—
Net realized and unrealized investment gains	2.4	3.9	—	6.3
Other revenue	.1	.2	—	.3
Total revenues	12.5	7.9	(3.0)	17.4
Insurance acquisition expenses	1.3	.3	—	1.6
General and administrative expenses	.5	13.4	—	13.9
Interest expense - BAM Surplus Notes	—	3.0	(3.0)	—
Total expenses	1.8	16.7	(3.0)	15.5
Pre-tax income (loss)	$10.7	$(8.8)	$—	$1.9
Supplemental information:
MSC collected (1)	$—	$16.3	$—	$16.3
(1) MSC are recorded directly to BAM’s equity, which is recorded as non-controlling interest on White Mountains’s balance sheet.

	Three Months Ended June 30, 2020
Millions	HG Global	BAM	Eliminations	Total
Direct written premiums	$—	$21.3	$—	$21.3
Assumed (ceded) written premiums	18.3	.2	(18.3)	.2
Gross written premiums	18.3	21.5	(18.3)	21.5
Ceded written premiums	—	(18.3)	18.3	—
Net written premiums	$18.3	$3.2	$—	$21.5

Earned insurance premiums	$4.6	$1.0	$—	$5.6
Net investment income	2.0	2.9	—	4.9
Net investment income - BAM Surplus Notes	4.7	—	(4.7)	—
Net realized and unrealized investment gains	10.7	3.7	—	14.4
Other revenue	.1	1.1	—	1.2
Total revenues	22.1	8.7	(4.7)	26.1
Insurance acquisition expenses	1.2	.9	—	2.1
General and administrative expenses	.5	12.2	—	12.7
Interest expense - BAM Surplus Notes	—	4.7	(4.7)	—
Total expenses	1.7	17.8	(4.7)	14.8
Pre-tax income (loss)	$20.4	$(9.1)	$—	$11.3
Supplemental information:
MSC collected (1)	$—	$21.5	$—	$21.5
(1) MSC are recorded directly to BAM’s equity, which is recorded as non-controlling interest on White Mountains’s balance sheet.

	Six Months Ended June 30, 2021
Millions	HG Global	BAM	Eliminations	Total
Direct written premiums	$—	$21.8	$—	$21.8
Assumed written premiums	22.5	4.5	(22.5)	4.5
Gross written premiums	22.5	26.3	(22.5)	26.3
Ceded written premiums	—	(22.5)	22.5	—
Net written premiums	$22.5	$3.8	$—	$26.3

Earned insurance premiums	$10.6	$2.3	$—	$12.9
Net investment income	3.5	5.3	—	8.8
Net investment income - BAM Surplus Notes	6.0	—	(6.0)	—
Net realized and unrealized investment losses	(7.5)	(4.1)	—	(11.6)
Other revenue	.2	.4	—	.6
Total revenues	12.8	3.9	(6.0)	10.7
Insurance acquisition expenses	2.8	.7	—	3.5
General and administrative expenses	1.1	29.2	—	30.3
Interest expense - BAM Surplus Notes	—	6.0	(6.0)	—
Total expenses	3.9	35.9	(6.0)	33.8
Pre-tax income (loss)	$8.9	$(32.0)	$—	$(23.1)
Supplemental information:
MSC collected (1)	$—	30.1	$—	$30.1
(1) MSC are recorded directly to BAM’s equity, which is recorded as non-controlling interest on White Mountains’s balance sheet.

	Six Months Ended June 30, 2020
Millions	HG Global	BAM	Eliminations	Total
Direct written premiums	$—	$31.0	$—	$31.0
Assumed (ceded) written premiums	26.6	.2	(26.6)	.2
Gross written premiums	26.6	31.2	(26.6)	31.2
Ceded written premiums	—	(26.6)	26.6	—
Net written premiums	$26.6	$4.6	$—	$31.2

Earned insurance premiums	$9.0	$2.0	$—	$11.0
Net investment income	4.3	6.1	—	10.4
Net investment income - BAM Surplus Notes	9.5	—	(9.5)	—
Net realized and unrealized investment gains	12.1	8.4	—	20.5
Other revenue	.1	1.6	—	1.7
Total revenues	35.0	18.1	(9.5)	43.6
Insurance acquisition expenses	2.2	1.6	—	3.8
General and administrative expenses	1.0	26.4	—	27.4
Interest expense - BAM Surplus Notes	—	9.5	(9.5)	—
Total expenses	3.2	37.5	(9.5)	31.2
Pre-tax income (loss)	$31.8	$(19.4)	$—	$12.4
Supplemental information:
MSC collected (1)	$—	$31.5	$—	$31.5
(1) MSC are recorded directly to BAM’s equity, which is recorded as non-controlling interest on White Mountains’s balance sheet.

HG Global/BAM Results—Three Months Ended June 30, 2021 versus Three Months Ended June 30, 2020
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
Gross written premiums and MSC collected in the HG Global/BAM segment totaled $30 million in the second quarter of 2021, compared to $43 million in the second quarter of 2020. BAM insured $5.1 billion of municipal bonds, $4.8 billion of which were in the primary market, in the second quarter of 2021, compared to $4.1 billion of municipal bonds, $3.2 billion of which were in the primary market, in the second quarter of 2020.
Total pricing, which reflects both gross written premiums and MSC from new business, decreased to 59 basis points in the second quarter of 2021, compared to 105 basis points in the second quarter of 2020. See “NON-GAAP FINANCIAL MEASURES” on page 84. The decrease in total pricing was driven primarily by a decrease in pricing in the primary and secondary markets in the second quarter of 2021 and a decrease in the amount of par insured in the secondary market. Pricing in the primary market decreased to 51 basis points in the second quarter of 2021, compared to 62 basis points in the second quarter of 2020. Pricing in the secondary and assumed reinsurance markets, which is more transaction specific than pricing in the primary market, decreased to 175 basis points in the second quarter of 2021, compared to 256 basis points in the second quarter of 2020. Demand remained strong for insured bonds of double-A rated issuers.

The following table presents the gross par value of primary and secondary market policies issued, the gross par value of assumed reinsurance, the gross written premiums and MSC collected and total pricing for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
$ in Millions	2021	2020
Gross par value of primary market policies issued	$4,815.5	$3,196.1
Gross par value of secondary market policies issued	312.1	878.5
Gross par value of assumed reinsurance	—	36.9
Total gross par value of market policies issued	$5,127.6	$4,111.5
Gross written premiums	$13.7	$21.5
MSC collected	16.3	21.5
Total gross written premiums and MSC collected	$30.0	$43.0
Present value of future installment MSC collections	—	.3
Gross written premium adjustments on existing installment policies	.1	—
Gross written premiums and MSC from new business	$30.1	$43.3
Total pricing	59 bps	105 bps

HG Global reported pre-tax income of $11 million in the second quarter of 2021, compared to pre-tax income of $20 million in the second quarter of 2020. The change in pre-tax income was driven primarily by lower investment returns on HG Global’s investment portfolio, as the interest rate decline in the second quarter of 2021 was less than the interest rate decline in the second quarter of 2020, and a decrease in interest income on the BAM Surplus Notes. Results in the second quarter of 2021 include $3 million of interest income on the BAM Surplus Notes, compared to $5 million in the second quarter of 2020. Interest income on the BAM Surplus Notes decreased due to both a decrease in the balance of the BAM Surplus Notes and a decrease in the interest rate earned on the BAM Surplus Notes in the second quarter of 2021, compared to the second quarter of 2020.
BAM is a mutual insurance company that is owned by its members. BAM’s results are consolidated into White Mountains’s GAAP financial statements and attributed to non-controlling interests. White Mountains reported $9 million of GAAP pre-tax loss from BAM in both the second quarter of 2021 and 2020. Results in the second quarter of 2021 include $3 million of interest expense on the BAM Surplus Notes and $13 million of general and administrative expenses, compared to $5 million of interest expense and $12 million of general and administrative expenses in the second quarter of 2020.

COVID-19
BAM expects that investor concerns about the impact of the COVID-19 pandemic should continue to result in both increased insured penetration in the primary market and opportunities in the secondary market. The COVID-19 pandemic is negatively impacting the finances of municipalities to varying degrees, and, over time, financial stress could emerge. BAM’s existing credit portfolio is of high quality and structured to be resilient during economic slowdowns. BAM views consumption-based tax-backed credits (sales, hotel, excise), transportation-related credits (airports, mass transportation, ports and toll roads) and higher education-related credits as those most likely to be affected by pandemic-related impacts on the economy. Combined, these sectors total approximately 16% of BAM’s outstanding insured par. All BAM-insured bond payments due through August 1, 2021 have been made by insureds. BAM currently has no insured bonds on its insured credit watchlist.

HG Global/BAM Results—Six Months Ended June 30, 2021 versus Six Months Ended June 30, 2020

Gross written premiums and MSC collected in the HG Global/BAM segment totaled $56 million in the first six months of 2021, compared to $63.0 million in the first six months of 2020. BAM insured $8.7 billion of municipal bonds, $7.4 billion of which were in the primary market, in the first six months of 2021, compared to $7.1 billion of municipal bonds, $5.7 billion of which were in the primary market, in the first six months of 2020. In the first quarter of 2021, BAM completed an assumed reinsurance transaction to reinsure municipal bonds with a par value of $805 million.
Total pricing, which reflects both gross written premiums and MSC from new business, decreased to 65 basis points in the first six months of 2021, compared to 89 basis points in the first six months of 2020. See “NON-GAAP FINANCIAL MEASURES” on page 84. The decrease in total pricing was driven primarily by a decrease in pricing in the secondary and assumed reinsurance markets in the first six months of 2021. Pricing in the primary market decreased to 54 basis points in the first six months of 2021, compared to 56 basis points in the first six months of 2020. Pricing in the secondary and assumed reinsurance markets, which is more transaction specific than pricing in the primary market, decreased to 131 basis points in the first six months of 2021, compared to 223 basis points in the first six months of 2020. Demand remained strong for insured bonds of double-A rated issuers.
The following table presents the gross par value of primary and secondary market policies issued, the gross par value of assumed reinsurance, the gross written premiums and MSC collected and total pricing for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
$ in Millions	2021	2020
Gross par value of primary market policies issued	$7,357.5	$5,704.2
Gross par value of secondary market policies issued	489.2	1,347.0
Gross par value of assumed reinsurance	805.5	36.9
Total gross par value of market policies issued	$8,652.2	$7,088.1
Gross written premiums	26.2	$31.2
MSC collected	30.1	31.5
Total gross written premiums and MSC collected	$56.3	$62.7
Present value of future installment MSC collections	—	.3
Gross written premium adjustments on existing installment policies	.1	—
Gross written premiums and MSC from new business	$56.4	$63.0
Total pricing	65 bps	89 bps

HG Global reported pre-tax income of $9 million in the first six months of 2021, compared to pre-tax income of $32 million in the first six months of 2020. The change in pre-tax income was driven primarily by lower investment returns on HG Global’s investment portfolio, as interest rates rose in the first six months of 2021 and declined in the first six months of 2020, and a decrease in interest income on the BAM Surplus Notes. Results in the first six months of 2021 include $6 million of interest income on the BAM Surplus Notes, compared to $10 million in the first six months of 2020. Interest income on the BAM Surplus Notes decreased due to both a decrease in the balance of the BAM Surplus Notes and a decrease in the interest rate earned on the BAM Surplus Notes in the first six months of 2021, compared to the first six months of 2020.
White Mountains reported $32 million of GAAP pre-tax loss from BAM in the first six months of 2021, compared to $19 million in the first six months of 2020. The increase in pre-tax loss was driven primarily by lower investment returns on BAM’s investment portfolio, as interest rates rose in the first six months of 2021 and declined in the first six months of 2020, partially offset by lower interest expense on the BAM Surplus Notes. Results in the first six months of 2021 include $6 million of interest expense on the BAM Surplus Notes and $29 million of general and administrative expenses, compared to $10 million of interest expense and $26 million of general and administrative expenses in the first six months of 2020.

Claims Paying Resources
BAM’s “claims paying resources” represents the capital and other financial resources BAM has available to pay claims and, as such, is a key indication of BAM’s financial strength.
BAM’s claims paying resources were $1,165 million as of June 30, 2021, compared to $987 million as of December 31, 2020 and $957 million as of June 30, 2020. In the first quarter of 2021, BAM completed a reinsurance agreement with Fidus Re, a special-purpose insurer created solely to provide collateralized reinsurance protection to BAM, that increased BAM’s claims paying resources by $150 million. The reinsurance agreement with Fidus Re is accounted for using deposit accounting and any related financing expenses are recorded in general and administrative expenses as the agreement does not meet the risk transfer requirements necessary to be accounted for as reinsurance.
The following table presents BAM’s total claims paying resources as of June 30, 2021, December 31, 2020 and June 30, 2020:

Millions	June 30, 2021	December 31, 2020	June 30, 2020
Policyholders’ surplus	$323.1	$324.7	$345.1
Contingency reserve	97.4	86.4	76.9
Qualified statutory capital	420.5	411.1	422.0
Net unearned premiums	47.4	45.2	42.4
Present value of future installment premiums and MSC	13.8	14.0	14.6
HG Re, Ltd. collateral trusts at statutory value	433.0	417.0	378.1
Fidus Re, Ltd. collateral trust at statutory value	250.0	100.0	100.0
Claims paying resources	$1,164.7	$987.3	$957.1

HG Global/BAM Balance Sheets
The following tables present amounts from HG Global, which includes HG Re and its other wholly-owned subsidiaries, and BAM that are contained within White Mountains’s consolidated balance sheet as of June 30, 2021 and December 31, 2020:

	June 30, 2021
Millions	HG Global	BAM	Eliminations and Segment Adjustment	Total
Assets
Fixed maturity investments	$415.4	$469.2	$—	$884.6
Short-term investments	24.9	20.0	—	44.9
Total investments	440.3	489.2	—	929.5
Cash	4.4	16.2	—	20.6
BAM Surplus Notes	388.2	—	(388.2)	—
Accrued interest receivable on BAM Surplus Notes	161.8	—	(161.8)	—
Deferred acquisition costs	58.1	30.5	(58.1)	30.5
Insurance premiums receivable	4.3	6.9	(4.3)	6.9
Accrued investment income	2.0	3.0	—	5.0
Other assets	.1	14.2	(.3)	14.0
Total assets	$1,059.2	$560.0	$(612.7)	$1,006.5
Liabilities
BAM Surplus Notes(1)	$—	$388.2	$(388.2)	$—
Accrued interest payable on BAM Surplus Notes(2)	—	161.8	(161.8)	—
Preferred dividends payable to White Mountains’s subsidiaries(3)	371.2	—	—	371.2
Preferred dividends payable to non-controlling interests	13.1	—	—	13.1
Unearned insurance premiums	208.0	42.9	—	250.9
Accrued incentive compensation	.8	15.3	—	16.1
Accounts payable on unsettled investment purchases	—	—	—	—
Other liabilities	1.1	77.0	(62.7)	15.4
Total liabilities	594.2	685.2	(612.7)	666.7
Equity
White Mountains’s common shareholders’ equity	453.9	—	—	453.9
Non-controlling interests	11.1	(125.2)	—	(114.1)
Total equity	465.0	(125.2)	—	339.8
Total liabilities and equity	$1,059.2	$560.0	$(612.7)	$1,006.5
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

Ark

On January 1, 2021, White Mountains completed the Ark Transaction. See Note 2 — “Significant Transactions”.
In connection with the Ark Transaction, White Mountains committed to contribute up to an additional $200 million of equity capital to Ark in 2021. White Mountains and Ark have agreed to extend the deadline for Ark to call the additional $200 million of capital to September 15, 2021.
In July 2021, Ark issued €39 million (approximately $46 million based upon the foreign exchange spot rate as of the transaction date) of subordinated debt and it continues to make progress on the balance of its planned capital raise.
Ark writes a diversified portfolio of insurance and reinsurance, including property, marine & energy, specialty, accident & health and casualty, through Lloyd’s Syndicates 4020 and 3902 (the “Syndicates”). Beginning in January 2021, Ark began writing certain classes of its business through GAIL.
The following table presents the components of pre-tax loss included in White Mountains’s Ark segment for the three and six months ended June 30, 2021:

Millions	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Earned insurance and reinsurance premiums	$117.8	$222.4
Net investment income	.4	1.2
Net realized and unrealized investment gains	8.9	10.0
Other revenues	3.4	6.0
Total revenues	130.5	239.6
Losses and LAE	52.6	118.6
Insurance and reinsurance acquisition expenses	34.0	70.7
Other underwriting expenses	19.1	30.3
General and administrative expenses	5.7	32.3
Interest expense	1.3	2.4
Total expenses	112.7	254.3
Pre-tax income (loss)	$17.8	$(14.7)

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

Ark Results—Three Months Ended June 30, 2021
Ark’s GAAP combined ratio was 90% in the second quarter of 2021. The GAAP combined ratio included 8 points of favorable prior year development, primarily related to the Property, Energy and Accident & Health lines of business, and 6 points of catastrophe losses.
Ark’s adjusted combined ratio was 84% in the second quarter of 2021. The adjusted combined ratio included 10 points of favorable prior year development, primarily related to the Property, Energy and Accident & Health lines of business, and 6 points of catastrophe losses.
Ark reported pre-tax income of $18 million in the second quarter of 2021.
The following table presents Ark’s loss and loss adjustment expense, insurance acquisition expense, other underwriting expense and combined ratios on both a GAAP-basis and an adjusted basis, which adds back amounts ceded to TPC Providers, for the three months ended June 30, 2021:

	Three Months Ended June 30, 2021
$ in Millions	GAAP	Third Party Capital Share (1)	Adjusted
Insurance premiums:
Gross written premiums	$328.1	$—	$328.1
Net written premiums	$262.2	$(3.0)	$259.2
Net earned premiums	$117.8	$15.7	$133.5

Insurance expenses:
Loss and loss adjustment expenses	$52.6	$6.6	$59.2
Insurance acquisition expenses	34.1	—	34.1
Other underwriting expenses	19.1	(.1)	19.0
Total insurance expenses	$105.8	$6.5	$112.3

Ratios:
Loss and loss adjustment expense	44.7%		44.3%
Insurance acquisition expense	28.9%		25.5%
Other underwriting expense	16.2%		14.2%
Combined Ratio	89.8%		84.0%
(1) See “NON-GAAP FINANCIAL MEASURES” on page 84.

Gross Written Premiums
The following table presents Ark’s gross written premiums by line of business for the three months ended June 30, 2021 and the three months ended June 30, 2020, which was prior to White Mountains’s ownership of Ark. White Mountains believes this is useful in understanding the underwriting growth in the newly acquired business. Gross written premiums increased 78% to $328 million in the second quarter of 2021, compared to the second quarter of 2020, with risk adjusted rate change up approximately 7%.

	For the Three Months Ended
Millions	June 30, 2021	June 30, 2020
Property	$176.7	$87.4
Specialty	68.8	35.3
Marine & Energy	50.2	40.3
Casualty	17.5	(.3)
Accident & Health	14.9	22.1
Total Gross Written Premium	$328.1	$184.8

Ark Results—Six Months Ended June 30, 2021
Ark’s GAAP combined ratio was 99% in the first six months of 2021. The GAAP combined ratio included 10 points of catastrophe losses, of which 7 points related to Winter Storm Uri, and 4 points of favorable prior year development, primarily related to the Property, Energy and Accident & Health lines of business.
Ark’s adjusted combined ratio was 96% in the first six months of 2021. The adjusted combined ratio included 12 points of catastrophe losses, of which 8 points related to Winter Storm Uri, and 5 points of favorable prior year development, primarily related to the Property, Energy and Accident & Health lines of business.
Ark reported pre-tax loss of $15 million in the first six months of 2021, which included $25 million of transaction expenses related to the Ark Transaction.
The following table presents Ark’s loss and loss adjustment expense, insurance acquisition expense, other underwriting expense and combined ratios on both a GAAP-basis and an adjusted basis, which adds back amounts ceded to TPC Providers, for the six months ended June 30, 2021:

	Six Months Ended June 30, 2021
$ in Millions	GAAP	Third Party Capital Share (1)	Adjusted
Insurance premiums:
Gross written premiums	$732.6	$—	$732.6
Net written premiums	$604.6	$(8.0)	$596.6
Net earned premiums	$222.4	$46.9	$269.3

Insurance expenses:
Loss and loss adjustment expenses	$118.6	$38.2	$156.8
Insurance acquisition expenses	70.8	—	70.8
Other underwriting expenses	30.3	1.2	31.5
Total insurance expenses	$219.7	$39.4	$259.1

Ratios:
Loss and loss adjustment expense	53.3%		58.2%
Insurance acquisition expense	31.8%		26.3%
Other underwriting expense	13.6%		11.7%
Combined Ratio	98.7%		96.2%
(1) See “NON-GAAP FINANCIAL MEASURES” on page 84.

Gross Written Premiums
The following table presents Ark’s gross written premiums by line of business for the first six months ended June 30, 2021 and 2020, which was prior to White Mountains’s ownership of Ark. White Mountains believes this is useful in understanding the underwriting growth in the newly acquired business. Gross written premiums increased 93% to $733 million in the first six months of 2021, compared to the first six months of 2020, with risk adjusted rate change up approximately 9%.

	For the Six Months Ended
Millions	June 30, 2021	June 30, 2020
Property	$280.3	$131.9
Marine & Energy	190.2	94.4
Specialty	178.5	69.6
Accident & Health	52.8	64.6
Casualty	30.8	20.0
Total Gross Written Premium	$732.6	$380.5

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

NSM
The following table presents the components of GAAP net loss, EBITDA and adjusted EBITDA included in White Mountains’s NSM segment for the three and six months ended June 30, 2021 and 2020. NSM’s pre-tax loss for the six months ended June 30,2021 included a loss of $29 million related to the sale of its Fresh Insurance’s motor business. See Note 2 — “Significant Transactions”.

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2021	2020	2021	2020
Commission revenues	$68.0	$63.0	$127.6	$116.0
Broker commission expenses	21.6	21.0	40.5	39.3
Gross profit	46.4	42.0	87.1	76.7
Other revenues	16.3	13.1	31.5	25.1
General and administrative expenses	47.3	48.5	93.3	88.1
Change in fair value of contingent consideration	.2	(1.7)	.2	(2.3)
Amortization of other intangible assets	8.2	6.3	16.8	11.1
Loss on assets held for sale	—	—	28.7	—
Interest expense	5.9	5.7	11.8	10.0
GAAP pre-tax income (loss)	1.1	(3.7)	(32.2)	(5.1)
Income tax expense (benefit)	1.2	(2.2)	(6.8)	(2.9)
GAAP net loss	(.1)	(1.5)	(25.4)	(2.2)
Add back:
Interest expense	5.9	5.7	11.8	10.0
Income tax expense (benefit)	1.2	(2.2)	(6.8)	(2.9)
General and administrative expenses — depreciation	1.2	.8	2.3	1.7
Amortization of other intangible assets	8.2	6.3	16.8	11.1
EBITDA (1)	16.4	9.1	(1.3)	17.7
Add back:
Change in fair value of contingent consideration liabilities	.2	(1.7)	.2	(2.3)
Non-cash equity-based compensation expense	.5	—	1.1	—
Impairments of intangible assets	—	6.2	—	6.2
Loss on assets held for sale	—	—	28.7	—
Acquisition-related transaction expenses	.2	3.3	.2	5.0
Investments made in the development of new business lines	.1	.4	.1	.4
Restructuring expenses	1.6	.7	4.4	1.5
Adjusted EBITDA (1)	$19.0	$18.0	$33.4	$28.5
(1) See “NON-GAAP FINANCIAL MEASURES” on page 84.

NSM Results—Three Months Ended June 30, 2021 versus Three Months Ended June 30, 2020
NSM reported pre-tax income of $1 million, adjusted EBITDA of $19 million and commission and other revenues of $84 million in the second quarter of 2021, compared to pre-tax loss of $4 million, adjusted EBITDA of $18 million and commission and other revenues of $76 million in the second quarter of 2020. The increase in NSM’s pre-tax results in the second quarter of 2021, compared to the second quarter of 2020 was driven primarily by growth in the pet, social services and specialty transportation verticals, partially offset by a decline in the real estate vertical. NSM’s general and administrative expenses were $47 million in the second quarter of 2021, compared to $49 million in the second quarter of 2020. The decrease in NSM’s general and administrative expenses in the second quarter of 2021, compared to the second quarter of 2020 was driven primarily by a $6 million impairment of intangible assets related to NSM’s U.K. vertical in the second quarter of 2020.

NSM’s business consists of over 16 active programs that are broadly categorized into six market verticals. The following table presents the controlled premium and commission and other revenues by vertical for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021		2020
$ in Millions	Controlled Premium (1)	Commission and Other Revenues	Controlled Premium (1)	Commission and Other Revenues
Specialty Transportation	$92.7	$26.5	$84.6	$23.8
Real Estate	42.2	9.3	65.6	15.4
Social Services	38.0	9.3	29.2	7.3
Pet	45.3	18.5	32.0	13.2
United Kingdom	50.3	13.8	41.6	12.4
Other	40.5	6.9	27.4	4.0
Total	$309.0	$84.3	$280.4	$76.1
(1) Controlled Premium are total premiums placed by NSM during the period.

Specialty Transportation: NSM’s specialty transportation controlled premium and commission and other revenues increased 10% and 11% in the second quarter of 2021, compared to the second quarter of 2020, driven primarily by the impact of higher commission levels in collector car and the trucking business. The higher commission levels in collector car will continue to flow through this program’s results over the balance of the year.
Real Estate: NSM’s real estate controlled premium and commission and other revenues decreased 36% and 40%, respectively, in the second quarter of 2021, compared to the second quarter of 2020, driven primarily by declines in both rate and units in the coastal condominium program, partially offset by growth in units in NSM’s excess and surplus habitational program. The declines in the coastal condominium program were driven primarily by lower insurance carrier capacity available for the program as NSM transitions to a new insurance carrier platform. Until additional capacity is raised, the impact of lower capacity in the coastal condominium program will continue to flow through this program’s results through the balance of the year.
Social Services: NSM’s social services controlled premium and commission and other revenues increased 30% and 27%, respectively, in the second quarter of 2021, compared to the second quarter of 2020, driven primarily by substantial growth in units resulting from the lifting of COVID-19 lockdowns.
Pet: NSM’s pet controlled premium and commission and other revenues increased 42% and 40%, respectively, in the second quarter of 2021, compared to the second quarter of 2020 driven primarily by substantial growth in units. The increase in commission and other revenues was slightly less than premium as lower rate affinity business grew faster than direct market business.
United Kingdom: NSM’s United Kingdom controlled premium and commission and other revenues increased 21% and 11%, respectively, in the second quarter of 2021, compared to the second quarter of 2020, driven primarily by growth in units in the MGA business as COVID-19 pandemic restrictions in the United Kingdom began to lift. Commission and other revenues increased less than controlled premium as lower rate MGA controlled premium increased significantly more than higher rate brokerage controlled premium.
Other: NSM’s other controlled premium and commission and other revenues increased 48% and 68%, respectively, in the second quarter of 2021, compared to the second quarter of 2020, driven primarily by increases in the workers compensation and staffing markets resulting from the lifting of COVID-19 lockdowns. Commission and other revenues increased more than controlled premium due to favorable product mix shifts into higher rate workers compensation.

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

NSM Results—Six Months Ended June 30, 2021 versus Six Months Ended June 30, 2020
NSM reported pre-tax loss of $32 million, adjusted EBITDA of $33 million and commission and other revenues of $159 million in the first six months of 2021, compared to pre-tax loss of $5 million, adjusted EBITDA of $29 million and commission and other revenues of $141 million in the first six months of 2020. NSM’s pre-tax loss in the first quarter of 2021 includes a loss of $29 million related to the sale of its Fresh Insurance motor business. Results in the first six months of 2021 and the first six months of 2020, from the date of acquisition, include the results of Kingsbridge, a leading provider of commercial lines insurance and consulting services to the contingent workforce in the United Kingdom, which was acquired on April 7, 2020. See Note 2 — “Significant Transactions”. NSM’s general and administrative expenses were $93 million in the first six months of 2021, compared to $88 million in the first six months of 2020. The increase in NSM’s general and administrative expenses in the first six months of 2021, compared to the first six months of 2020 was driven primarily by the acquisition of Kingsbridge and additional investments in collector car and pet to support growth, partially offset by a $6 million impairment of intangible assets related to NSM’s U.K. vertical in the second quarter of 2020.
The following table presents the controlled premium and commission and other revenues by vertical for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021		2020
$ in Millions	Controlled Premium (1)	Commission and Other Revenues	Controlled Premium (1)	Commission and Other Revenues
Specialty Transportation	$167.5	$47.3	$158.8	$44.2
Real Estate	85.1	19.0	114.1	26.7
Social Services	65.1	16.0	53.7	13.6
Pet	89.0	35.7	61.3	25.1
United Kingdom	102.6	26.9	80.4	22.4
Other	79.9	14.2	63.3	9.1
Total	$589.2	$159.1	$531.6	$141.1
(1) Controlled Premium are total premiums placed by NSM during the period.

Specialty Transportation: NSM’s specialty transportation controlled premium and commission and other revenues increased 5% and 7%, respectively, in the first six months of 2021, compared to the first six months of 2020, driven primarily by the impact of higher commission levels in collector car. The higher commission levels in collector car will continue to flow through this program’s results over the balance of the year.
Real Estate: NSM’s real estate controlled premium and commission and other revenues decreased 25% and 29%, respectively, in the first six months of 2021, compared to the first six months of 2020, driven primarily by declines in both rate and units in the coastal condominium program, partially offset by growth in units in NSM’s excess and surplus habitational program. The declines in the coastal condominium program were driven primarily by lower insurance carrier capacity available for the program as NSM transitions to a new insurance carrier platform. Until additional capacity is raised, the impact of lower capacity in the coastal condominium program will continue to flow through this program’s results through the balance of the year.
Social Services: NSM’s social services controlled premium and commission and other revenues increased 21% and 18%, respectively, in the first six months of 2021, compared to the first six months of 2020, driven primarily by rate increases and growth in units resulting from the lifting of COVID-19 lockdowns, slightly offset by a shift in product mix.
Pet: NSM’s pet controlled premium and commission and other revenues increased 45% and 42%, respectively, in the first six months of 2021, compared to the first six months of 2020, driven primarily by substantial growth in units. The increase in commission and other revenues was slightly less than premium as lower rate affinity business grew faster than direct market business.
United Kingdom: NSM’s United Kingdom controlled premium and commission and other revenues increased 28% and 20%, respectively, in the first six months of 2021, compared to the first six months of 2020, driven primarily by the acquisition of Kingsbridge and growth in the MGA business. Excluding Kingsbridge, which was acquired in April 2020, United Kingdom controlled premium increased 11% in the first six months of 2021, compared to the first six months of 2020, as the COVID-19 pandemic restrictions in the United Kingdom began to lift and growth in units increased in the MGA business. Excluding Kingsbridge, commission and other revenues declined 3% due to the sale of the Fresh Insurance motor business in April 2021, and changes in product mix, as lower rate MGA controlled premium increased and higher rate brokerage controlled premium decreased.
Other: NSM’s other controlled premium and commission and other revenues increased 26% and 56%, respectively in the first six months of 2021, compared to the first six months of 2020, driven primarily by increases in the workers compensation and staffing markets resulting from the lifting of COVID-19 lockdowns. Commission and other revenues increased more than controlled premium due to favorable product mix shifts into higher rate workers compensation and an increase in contingent commissions.

Kudu

During the six months ended June 30, 2021, Kudu deployed $11 million in an existing portfolio company. As of June 30, 2021, Kudu has deployed a total of $398 million in 13 asset management firms, with an average cash yield to Kudu at inception of 10.3%. The firms have combined assets under management of approximately $52 billion, spanning a range of asset classes, including real estate, real assets, wealth management, hedge funds, private equity and alternative credit strategies.
On March 23, 2021, Kudu replaced its existing secured bank facility with the Kudu Credit Facility. Subject to maximum LTV levels, the maximum borrowing capacity of the Kudu Credit Facility is $300 million (which includes the initial advanced amount of $102 million). See Note 7 — “Debt”.
The following table presents the components of GAAP net income (loss), EBITDA and adjusted EBITDA included in White Mountains’s Kudu segment for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2021	2020	2021	2020
Net investment income	$8.4	$5.6	$16.6	$12.9
Net unrealized investment gains (losses)	27.8	16.5	43.6	(8.3)
Other revenues	—	—	.1	.1
Total revenues	36.2	22.1	60.3	4.7
General and administrative expenses	3.2	2.8	5.7	5.3
Amortization of other intangible assets	.1	.1	.2	.2
Interest expense	1.5	1.5	7.3	2.9
Total expenses	4.8	4.4	13.2	8.4
GAAP pre-tax income (loss)	31.4	17.7	47.1	(3.7)
Income tax expense (benefit)	9.7	4.8	17.5	(.6)
GAAP net income (loss)	21.7	12.9	29.6	(3.1)
Add back:
Interest expense	1.5	1.5	7.3	2.9
Income tax expense (benefit)	9.7	4.8	17.5	(.6)
Amortization of other intangible assets	.1	.1	.2	.2
EBITDA (1)	33.0	19.3	54.6	(.6)
Add back:
Net unrealized investment (gains) losses	(27.8)	(16.5)	(43.6)	8.3
Non-cash equity-based compensation expense	.1	—	.2	—
Acquisition-related transaction expenses	—	.9	—	1.5
Adjusted EBITDA (1)	$5.3	$3.7	$11.2	$9.2
(1) See “NON-GAAP FINANCIAL MEASURES” on page 84.

Kudu Results—Three Months Ended June 30, 2021 versus Three Months Ended June 30, 2020
Kudu reported pre-tax income of $31 million, adjusted EBITDA of $5 million and total revenues of $36 million in the second quarter of 2021, compared to pre-tax income of $18 million, adjusted EBITDA of $4 million and total revenues of $22 million in the second quarter of 2020. Pre-tax income in the second quarter of 2021 included $28 million of unrealized gains on Kudu’s Participation Contracts, compared to $17 million of unrealized gains on Kudu’s participation contracts in the second quarter of 2020. The increase in unrealized gains on Kudu’s Participation Contracts was driven primarily by asset growth and the performance of Kudu’s portfolio of asset managers. The increases in net investment income were driven primarily by amounts earned from the $111 million (including approximately $2 million of transaction costs) in new deployments that Kudu made subsequent to the first quarter of 2020.

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

Kudu Results—Six Months Ended June 30, 2021 versus Six Months Ended June 30, 2020
Kudu reported pre-tax income of $47 million, adjusted EBITDA of $11 million and total revenues of $60 million in the first six months of 2021, compared to pre-tax loss of $4 million, adjusted EBITDA of $9 million and total revenues of $5 million in the first six months of 2020. Pre-tax income in the first six months of 2021 included $44 million of unrealized gains on Kudu’s Participation Contracts, driven primarily by asset growth and the performance of Kudu’s portfolio of asset managers. Pre-tax income in the first six months of 2020 included $8 million of unrealized losses on Kudu’s participation contracts, which reflected the impact of the market dislocation from the COVID-19 pandemic on Kudu’s underlying asset management firms. The increases in net investment income were driven primarily by amounts earned from the $132 million (including approximately $3 million of transaction costs) in new deployments that Kudu made in 2020 and 2021.

Other Operations

The following table presents a summary of White Mountains’s financial results from its Other Operations segment for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2021	2020	2021	2020
Net investment income	$4.0	$9.1	$11.1	$19.2
Net realized and unrealized investment gains (losses)	16.6	107.0	18.7	(61.0)
Net realized and unrealized investment gains from investment in MediaAlpha	113.0	15.0	71.3	45.0
Commission revenues	2.3	1.9	4.6	4.0
Other revenues	22.4	2.3	29.5	3.8
Total revenues	158.3	135.3	135.2	11.0
Cost of sales	17.9	2.2	21.9	4.2
General and administrative expenses	29.5	25.3	65.2	42.8
Amortization of other intangible assets	.4	.2	.9	.4
Interest expense	.4	.2	.7	.5
Total expenses	48.2	27.9	88.7	47.9
Pre-tax income (loss)	$110.1	$107.4	$46.5	$(36.9)

Other Operations Results—Three Months Ended June 30, 2021 versus Three Months Ended June 30, 2020
White Mountains’s Other Operations segment reported pre-tax income of $110 million in the second quarter of 2021, compared to $107 million in the second quarter of 2020. White Mountains’s Other Operations segment reported net realized and unrealized investment gains from its investment in MediaAlpha of $113 million in the second quarter of 2021, compared to $15 million in the second quarter of 2020. White Mountains’s Other Operations segment reported net realized and unrealized investment gains of $17 million in the second quarter of 2021, compared to $107 million in the second quarter of 2020. White Mountains’s Other Operations segment reported net investment income of $4 million in the second quarter of 2021, compared to $9 million in the second quarter of 2020. See Summary of Investment Results on page 75.
The Other Operations segment reported $22 million of other revenues in the second quarter of 2021, compared to $2 million in the second quarter of 2020. The Other Operations segment reported $18 million of cost of sales in the second quarter of 2021, compared to $2 million in the second quarter of 2020. The increases in other revenues and cost of sales were driven primarily by an acquisition within the Other Operations segment.
The Other Operations segment reported general and administrative expenses of $30 million in the second quarter of 2021, compared to $25 million in the second quarter of 2020. The increase in general and administrative expenses was driven primarily by higher incentive compensation costs, due to an increase in White Mountains’s share price and a higher assumed harvest percentage on outstanding performance shares in periods subsequent to the MediaAlpha IPO.

Other Operations Results—Six Months Ended June 30, 2021 versus Six Months Ended June 30, 2020
White Mountains’s Other Operations segment reported pre-tax income (loss) of $47 million in the first six months of 2021, compared to $(37) million in the first six months of 2020. White Mountains’s Other Operations segment reported net realized and unrealized investment gains from its investment in MediaAlpha of $71 million in the first six months of 2021, compared to $45 million in the first six months of 2020. White Mountains’s Other Operations segment reported net realized and unrealized investment gains (losses) of $19 million in the first six months of 2021, compared to $(61) million in the first six months of 2020. White Mountains’s Other Operations segment reported net investment income of $11 million in the first six months of 2021, compared to $19 million in the first six months of 2020. See Summary of Investment Results on page 75.
The Other Operations segment reported $30 million of other revenues in the first six months of 2021, compared to $4 million in the first six months of 2020. The Other Operations segment reported $22 million of cost of sales in the first six months of 2021, compared to $4 million in the first six months of 2020. The increases in other revenues and cost of sales were driven primarily by a new acquisition within the Other Operations segment.
The Other Operation segment reported general and administrative expenses of $65 million in the first six months of 2021, compared to $43 million in the first six months of 2020. The increase in general and administrative expenses was driven primarily by higher incentive compensation costs, due to an increase in White Mountains’s share price and a higher assumed harvest percentage on outstanding performance shares in periods subsequent to the MediaAlpha IPO.

II. Summary of Investment Results

White Mountains’s total investment results include results from all segments. For purposes of discussing rates of return, all percentages are presented gross of management fees and trading expenses and are calculated before any adjustments for TPC Providers in order to produce a better comparison to benchmark returns.
The following table presents the pre-tax investment return for White Mountains’s consolidated portfolio for the three and six months ended June 30, 2021 and 2020:

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
The following table presents White Mountains’s returns for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Fixed income investments	0.8%	2.8%	(0.1)%	3.6%
Bloomberg Barclays U.S. Intermediate Aggregate Index	0.8%	2.1%	(0.8)%	4.7%

Common equity securities	3.6%	19.2%	5.5%	(5.8)%
Investment in MediaAlpha	18.8%	8.3%	8.7%	27.9%
Other long-term investments	5.7%	2.7%	10.0%	(3.3)%
Total common equity securities, investment in MediaAlpha and other long-term investments	10.0%	10.1%	10.9%	(0.5)%
Total common equity securities and other long-term investments	5.4%	10.4%	9.4%	(4.3)%
S&P 500 Index (total return)	8.5%	20.5%	15.3%	(3.1)%

Total consolidated portfolio	5.0%	6.5%	4.7%	1.7%
Total consolidated portfolio - excluding MediaAlpha	2.4%	6.4%	3.1%	—%

Investment Returns—Three and Six Months Ended June 30, 2021 versus Three and Six Months Ended June 30, 2020

White Mountains’s pre-tax total return on invested assets was 5.0% in the second quarter of 2021. This return included $113 million of net unrealized investment gains from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total return on invested assets was 2.4% in the second quarter of 2021. Excluding MediaAlpha, investment returns in the second quarter of 2021 were driven primarily by favorable other long-term investments results and the impact of the flattening of the yield curve on the fixed income portfolio. White Mountains’s pre-tax total return on invested assets was 6.5% in the second quarter of 2020. This return included $18 million of net investment income and unrealized investment gains from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total return on invested assets was 6.4% in the second quarter of 2020. Excluding MediaAlpha, investment returns in the second quarter of 2020 were driven primarily by a rebound in equity markets following the decline experienced in the first quarter of 2020 in reaction to the COVID-19 pandemic.
White Mountains’s pre-tax total return on invested assets was 4.7% in the first six months of 2021. This return included $71 million of net realized and unrealized investment gains from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total return on invested assets was 3.1% in first six months of 2021. Excluding MediaAlpha, investment returns in the first six months of 2021 were driven primarily by favorable other long-term investment results. White Mountains’s pre-tax total return on invested assets was 1.7% in the first six months of 2020. This return included $50 million of net investment income and unrealized investment gains from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total return on invested assets was flat in the first six months of 2020. Excluding MediaAlpha, returns in the first six months of 2020 were driven primarily by the decline in interest rates and favorable other long-term investments results, offset by the overall decline in equity markets over the period.

Fixed Income Results
White Mountains’s fixed income portfolio, including short-term investments, was $2.3 billion and $1.4 billion as of June 30, 2021 and December 31, 2020. The increase was driven primarily by the inclusion of invested assets acquired in the Ark Transaction. The duration of White Mountains’s fixed income portfolio, including short-term investments, was 2.6 years and 3.2 years as of June 30, 2021 and December 31, 2020. White Mountains’s fixed income portfolio includes fixed maturity investments and short-term investments in the Collateral Trusts of $440 million and $432 million as of June 30, 2021 and December 31, 2020.
White Mountains’s fixed income portfolio returned 0.8% in the second quarter of 2021, compared to 2.8% in the second quarter of 2020, in line with and outperforming the Bloomberg Barclays U.S. Intermediate Aggregate Index returns of 0.8% and 2.1% for the comparable periods. White Mountains’s fixed income portfolio returned -0.1% in the first six months of 2021, compared to 3.6% in the first six months of 2020, outperforming and underperforming the Bloomberg Barclays U.S. Intermediate Aggregate Index returns of -0.8% and 4.7% for the comparable periods.
The results in the second quarter of 2021 were driven primarily by the impact of White Mountains’s overweight positioning to investment grade corporate bonds as longer-term interest rates declined during the quarter. The results in the first six months of 2021 were driven primarily by the short duration positioning of White Mountains’s fixed income portfolio as interest rates increased during the period. The results in the second quarter of 2020 were driven primarily by the impact of White Mountains’s overweight positioning to investment grade corporate bonds as credit spreads tightened significantly during the quarter. The results in the first six months of 2020 were driven primarily by the short duration positioning of White Mountains’s fixed income portfolio as interest rates declined significantly during the period.

Common Equity Securities, Investment in MediaAlpha and Other Long-Term Investments Results
White Mountains’s portfolio of common equity securities, its investment in MediaAlpha and other long-term investments was $1.9 billion and $1.6 billion as of June 30, 2021 and December 31, 2020, which represented 46% and 54% of total invested assets. See Note 3 — “Investment Securities”. The change was driven primarily by the inclusion of invested assets relating to the Ark Transaction, partially offset by a decline in White Mountains’s investment in MediaAlpha resulting from the MediaAlpha secondary offering in the first quarter of 2021.
White Mountains’s portfolio of common equity securities, its investment in MediaAlpha and other long-term investments returned 10.0% in the second quarter of 2021, which included $113 million of net unrealized investment gains from MediaAlpha. White Mountains’s portfolio of common equity securities and other long-term investments returned 5.4% in the second quarter of 2021. White Mountains’s portfolio of common equity securities, its investment in MediaAlpha and other long-term investments returned 10.1% in the second quarter of 2020, which included $18 million of net investment income and unrealized investment gains from MediaAlpha. White Mountains’s portfolio of common equity securities and other long-term investments returned 10.4% in the second quarter of 2020.
White Mountains’s portfolio of common equity securities, its investment in MediaAlpha and other long-term investments returned 10.9% in the first six months of 2021, which included $71 million of net realized and unrealized investment gains from MediaAlpha. White Mountains’s portfolio of common equity securities and other long-term investments returned 9.4% in the first six months of 2021. White Mountains’s portfolio of common equity securities, its investment in MediaAlpha and other long-term investments returned -0.5% in the first six months of 2020, which included $50 million of net investment income and unrealized investment gains from MediaAlpha. White Mountains’s portfolio of common equity securities and other long-term investments returned -4.3% in the first six months of 2020.
During the second half of 2020, White Mountains sold its portfolio of common equity securities, including its portfolio of ETFs and international common equity securities, in anticipation of funding the Ark Transaction. Following the Ark Transaction, White Mountains’s portfolio of common equity securities consists of international listed funds held by Ark. As of June 30, 2021, the fair value of White Mountains’s international listed funds was $142 million.
White Mountains’s portfolio of common equity securities returned 3.6% in the second quarter of 2021, compared to 19.2% in the second quarter of 2020, underperforming the S&P 500 Index returns of 8.5% and 20.5% for the comparable periods. White Mountains’s portfolio of common equity securities returned 5.5% in the first six months of 2021, compared to -5.8% in the first six months of 2020, underperforming the S&P 500 Index returns of 15.3% and -3.1% for the comparable periods. The results for the second quarter and first six months of 2021 and 2020 were driven primarily by relative underperformance in White Mountains’s non-U.S. common equity positions versus the S&P 500 Index for these periods.

Historically, White Mountains’s portfolio of ETFs was designed to provide investment results that generally corresponded to the performance of the S&P 500 Index. White Mountains’s portfolio of ETFs was fully liquidated as of December 31, 2020. In the second quarter and first six months of 2020, White Mountains’s portfolio of ETFs essentially earned the effective index return, before expenses. White Mountains also maintained relationships with a small number of third-party registered investment advisers (the “actively managed common equity portfolio”), who primarily invested in non-U.S. equity securities through unit trusts. At the end of the third quarter of 2020, White Mountains fully redeemed its actively managed common equity portfolio. White Mountains’s actively managed common equity portfolio returned 15.6% in the second quarter of 2020, underperforming the S&P 500 Index return of 20.5%. White Mountains’s actively managed common equity portfolio returned -15.0% in the first six months of 2020, underperforming the S&P 500 Index returns of -3.1%.
White Mountains maintains a portfolio of other long-term investments that consists primarily of unconsolidated entities, including Kudu’s Participation Contracts, private equity funds, a hedge fund, Lloyd’s trust deposits, a bank loan fund, ILS funds and private debt investments. White Mountains’s portfolio of other long-term investments was $1.1 billion and $787 million as of June 30, 2021 and December 31, 2020. The change in other long-term investments was driven primarily by the inclusion of invested assets held by Ark, the addition of a bank loan fund and an increase in the fair value of Kudu’s Participation Contracts.
White Mountains’s other long-term investments portfolio returned 5.7% in the second quarter of 2021, compared to 2.7% in the second quarter of 2020. Investment returns for the second quarter of 2021 were driven primarily by $36 million of net investment income and unrealized investment gains from Kudu’s Participation Contracts, driven primarily by asset growth and performance from Kudu’s underlying asset management firms, and $13 million of net investment income and realized and unrealized investment gains from private equity funds. Investment returns in the second quarter of 2020 included $22 million of net investment income and unrealized investment gains from Kudu’s Participation Contracts, primarily driven by the impact of the market rebound in the second quarter of 2020 on Kudu’s underlying asset management businesses.
White Mountains’s other long-term investments portfolio returned 10.0% in the first six months of 2021, compared to
-3.3% in the first six months of 2020. Investment returns for the first six months of 2021 were driven primarily by $60 million of net investment income and unrealized investment gains from Kudu’s Participation Contracts, driven primarily by asset growth and performance of Kudu’s underlying asset management firms, and $28 million of net investment income and realized and unrealized investment gains from private equity funds. Investment returns in the first six months of 2020 were driven by a $10 million decrease in the fair value of White Mountains’s investment in PassportCard/DavidShield, where the global slowdown in travel activity in reaction to the COVID-19 pandemic caused a significant decline in premiums and revenues, and a $8 million decrease in the fair value of Kudu’s Participation Contracts, driven by the impact of the market dislocation from the COVID-19 pandemic in the first quarter of 2020 on Kudu’s underlying asset management businesses.

Foreign Currency Exposure

As of June 30, 2021, White Mountains had foreign currency exposure on $260 million of net assets primarily related to NSM’s U.K.-based operations, Kudu’s non-U.S. Participation Contracts, Ark’s non-U.S. business and certain other foreign consolidated and unconsolidated entities.
The following table presents the fair value of White Mountains’s foreign denominated net assets by segment as of June 30, 2021:

Currency $ in Millions	NSM	Kudu	Other Segment	Ark	Total Fair Value	% of Total Shareholders’ Equity
GBP	$122.4	$—	$—	$21.0	$143.4	3.5%
AUD	—	44.4	—	11.7	56.1	1.4%
EUR	—	—	21.0	.2	21.2	.5%
CAD	—	—		27.8	27.8	.7%
All other	—	—	11.5	—	11.5	.3%
Total	$122.4	$44.4	$32.5	$60.7	$260.0	6.4%

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
White Mountains’s income tax expense related to pre-tax income from continuing operations for the three months ended June 30, 2021 represented an effective tax rate of 18%. The effective tax rate was different from the U.S. statutory rate of 21%, driven primarily by income generated in jurisdictions with lower tax rates than the United States partially offset by additional tax expense related to the revaluation of U.K. deferred tax assets and liabilities. On June 10, 2021, the U.K. enacted an increase in its corporate tax rate from 19% to 25% for periods after April 1, 2023. On June 30, 2021, White Mountains increased its net U.K. deferred tax liability to reflect the higher tax rate on temporary differences projected to reverse after the new rate becomes effective.
White Mountains’s income tax expense related to pre-tax income from continuing operations for the six months ended June 30, 2021 represented an effective tax rate of 86%. The effective tax rate was higher than the U.S. statutory rate of 21%, driven primarily by the additional tax expense related to the revaluation of U.K. deferred tax assets and liabilities in relation to White Mountains’s pre-tax income in the first six months of 2021.
White Mountains’s income tax benefit related to pre-tax loss from continuing operations for the second quarter and first six months of June 30, 2020 represented an effective tax rate of 18% and 4%. The effective tax rate was different from the U.S. statutory rate of 21%, driven primarily by income generated in jurisdictions with lower tax rates than the United States and state income taxes. See Note 8 — “Income Taxes”.

Discontinued Operations

In the first quarter of 2021, White Mountains recorded an $18 million gain within discontinued operations as a result of reversing a liability arising from the tax indemnification provided in connection with the sale of Sirius Group in 2016. The liability related to certain interest deductions claimed by Sirius Group that had been disputed by the Swedish Tax Agency (STA). In April 2021, the STA informed the Swedish Administrative Court of Appeal that Sirius Group should prevail in its appeal (and that the interest deductions should not be disallowed). In June 2021, the Swedish Administrative Court of Appeal ruled in Sirius Group’s favor.

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

Dividend Capacity

The following is a description of the dividend capacity of White Mountains’s insurance, reinsurance and other operating subsidiaries:

HG Global/BAM
As of June 30, 2021, HG Global had $619 million face value of preferred shares outstanding, of which White Mountains owned 96.9%. Holders of the HG Global preferred shares receive cumulative dividends at a fixed annual rate of 6.0% on a quarterly basis, when and if declared by HG Global. During the six months ended June 30, 2021, HG Global declared and paid a $22 million preferred dividend, of which White Mountains received $21 million. As of June 30, 2021, HG Global has accrued $384 million of dividends payable to holders of its preferred shares, $371 million of which is payable to White Mountains and is eliminated in consolidation. As of June 30, 2021, HG Global and its subsidiaries had $1 million of cash outside of HG Re.
HG Re is a Special Purpose Insurer subject to regulation and supervision by the BMA, but it does not require regulatory approval to pay dividends. However, HG Re’s dividend capacity is limited to amounts held outside of the Collateral Trusts pursuant to the FLRT with BAM. As of June 30, 2021, HG Re had $753 million of statutory capital and surplus and $836 million of assets held in the Collateral Trusts pursuant to the FLRT with BAM.
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
As of June 30, 2021, the Collateral Trusts held assets of $836 million, which included $442 million of cash and investments, $388 million of BAM Surplus Notes and $6 million of interest receivable on the BAM Surplus Notes.
As of June 30, 2021, HG Re had $3 million of cash and investments and $118 million of accrued interest on the BAM Surplus Notes held outside the Collateral Trusts.
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
During the three and six months ended June 30, 2021, BAM made no repayments of the BAM Surplus Notes or accrued interest. In January 2020, BAM made a one-time $65 million cash payment of principal and interest on the BAM Surplus Notes held by HG Global. Of this payment, $48 million was a repayment of principal held in the Supplemental Trust, $1 million was a payment of accrued interest held in the Supplemental Trust and $16 million was a payment of accrued interest held outside the Supplemental Trust. See Note 10 — “Municipal Bond Guarantee Insurance”.

Ark
Group Ark Insurance Ltd. (“GAIL”), a class 4 licensed Bermuda insurer has the ability to declare or pay dividends or make capital distributions during any 12-month period without the prior approval of Bermuda regulatory authorities on the condition that any such declaration or payment of dividends or capital distributions does not cause a breach of any of its regulatory solvency and liquidity requirements. During 2021, GAIL has the ability, subject to meeting all appropriate liquidity and solvency requirements, to make dividend or capital distributions without the prior approval of regulatory authorities, subject to meeting all appropriate liquidity and solvency requirements, of $20 million, which is equal to 15% of its December 31, 2020 statutory capital, excluding earned surplus. The amount of dividends available to be paid by GAIL in any given year is also subject to cash flow and earnings generated by GAIL's business. During the six months ended June 30, 2021, GAIL did not pay a dividend to its immediate parent.
As of June 30, 2021, Ark and its intermediate holding companies had $5 million of net unrestricted cash, short-term investments and fixed maturity investments outside of its regulated and unregulated insurance and reinsurance operating subsidiaries. During the six months ended June 30, 2021, Ark did not pay any dividends to its immediate parent.

NSM
During the six months ended June 30, 2021, NSM distributed $2 million to unitholders, substantially all of which was paid to White Mountains. As of June 30, 2021, NSM had $64 million of net unrestricted cash and short-term investments.

Kudu
During the six months ended June 30, 2021, Kudu distributed $5 million to unitholders, substantially all of which was paid to White Mountains. As of June 30, 2021, Kudu had $10 million of net unrestricted cash and short-term investments.

Other Operations
During the six months ended June 30, 2021, White Mountains paid a $3 million common share dividend. As of June 30, 2021, the Company and its intermediate holding companies had $594 million of net unrestricted cash, short-term investments and fixed maturity investments, $713 million of MediaAlpha common stock and $159 million of private equity funds and ILS funds.

Financing

The following table presents White Mountains’s capital structure as of June 30, 2021 and December 31, 2020:

$ in Millions	June 30, 2021	December 31, 2020
Ark Alesco Notes	$30.0	$—
Ark Dekania Note	14.2	—
Ark Subordinated Notes (1)	44.2	—
NSM Bank Facility (1)(2)	269.4	271.3
Other NSM debt (1)(2)	1.3	1.3
Kudu Credit Facility (1)(2)	94.5	—
Kudu Bank Facility (1)(2)	—	86.3
Other Operations debt (1)(2)	19.4	17.5
Total debt	428.8	376.4
Non-controlling interests—excluding BAM	255.0	35.2
Total White Mountains’s common shareholders’ equity	3,978.2	3,906.0
Total capital	4,662.0	4,317.6
Time-value discount on expected future payments on the BAM Surplus Notes (3)	(132.8)	(142.5)
HG Global’s unearned premium reserve (3)	201.5	190.0
HG Global’s net deferred acquisition costs (3)	(56.3)	(52.4)
Total adjusted capital	$4,674.4	$4,312.7

Total debt to total adjusted capital	9.2%	8.7%
(1) See Note 7 — “Debt” for details of debt arrangements.
(2) Net of unamortized issuance costs
(3) Amount reflects White Mountains’s preferred share ownership in HG Global of 96.9%.

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

Covenant Compliance
As of June 30, 2021, White Mountains was in compliance in all material respects with all of the covenants under all of its debt instruments.

Share Repurchases

White Mountains’s board of directors has authorized the Company to repurchase its common shares from time to time, subject to market conditions. The repurchase authorizations do not have a stated expiration date. As of June 30, 2021, White Mountains may repurchase an additional 542,517 shares under these board authorizations. In addition, from time to time White Mountains has also repurchased its common shares through tender offers that were separately approved by its board of directors.
During the six months ended June 30, 2021, White Mountains repurchased and retired 7,161 of its common shares for $7 million, at an average share price of $1,039, which was approximately 80% of White Mountains’s June 30, 2021 adjusted book value per share. All of the shares White Mountains repurchased in the first six months of 2021 were to satisfy employee income tax withholding pursuant to employee benefit plans.
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

Cash Flows

Detailed information concerning White Mountains’s cash flows during the six months ended June 30, 2021 and 2020 follows:

Cash flows from operations for the six months ended June 30, 2021 and June 30, 2020

Net cash provided from (used for) operations was $14 million in the six months ended June 30, 2021, compared to $(39) million in the six months ended June 30, 2020. The increase in cash provided from (used for) operations was primarily driven by a decrease in the deployments in Kudu’s participation contracts in the first six months ended June 30 2021, compared to the first six months ended June 30, 2020, partially offset by Ark’s transaction expenses during the six months ended June 30, 2021. As of June 30, 2021, the Company and its intermediate holding companies had $594 million of net unrestricted cash, short-term investments and fixed maturity investments, $713 million of MediaAlpha common stock and $159 million of private equity funds and ILS funds.

Cash flows from investing and financing activities for the six months ended June 30, 2021

Financing and Other Capital Activities
During the six months ended June 30, 2021, the Company declared and paid a $3 million cash dividend to its common shareholders.
During the six months ended June 30, 2021, White Mountains repurchased and retired 7,161 of its common shares for $7 million, all of which were repurchased under employee benefit plans for statutory withholding tax payments.
During the six months ended June 30, 2021, BAM received $30 million in MSC.
During the six months ended June 30, 2021, HG Global declared and paid $22 million of preferred dividends, of which $21 million was paid to White Mountains.
During the six months ended June 30, 2021, NSM distributed $2 million to unitholders, substantially all of which was paid to White Mountains.
During the six months ended June 30, 2021, NSM repaid $1 million in term loans under the NSM Bank Facility.
During the six months ended June 30, 2021, Kudu distributed $5 million to unitholders, substantially all of which was paid to White Mountains.
During the six months ended June 30, 2021, Kudu borrowed $3 million in term loans under the Kudu Bank Facility.
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
During the six months ended June 30, 2020, HG Global declared and paid $23 million of preferred dividends, of which $22 million was paid to White Mountains.
During the six months ended June 30, 2020, NSM borrowed £43 million (approximately $52 million based upon the foreign exchange spot rate at the date of acquisition) in term loans under the NSM Bank Facility for the Kingsbridge transaction.
During the six months ended June 30, 2020, Kudu borrowed $17 million in term loans under the Kudu Bank Facility and made no repayments.
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
Under GAAP, White Mountains is required to carry the BAM Surplus Notes, including accrued interest, at nominal value with no consideration for time value of money. Based on a debt service model that forecasts operating results for BAM through maturity of the BAM Surplus Notes, the present value of the BAM Surplus Notes, including accrued interest and using an 8% discount rate, was estimated to be $137 million, $142 million, $147 million and $151 million less than the nominal GAAP carrying values as of June 30, 2021, March 31, 2021, December 31, 2020 and June 30, 2020, respectively.
The value of HG Global’s unearned premium reserve, net of deferred acquisition costs, was $150 million, $146 million, $142 million, and $131 million as of June 30, 2021, March 31, 2021, December 31, 2020 and June 30, 2020, respectively.
White Mountains believes these adjustments are useful to management and investors in analyzing the intrinsic value of HG Global, including the value of the BAM Surplus Notes and the value of the in-force business at HG Re, HG Global’s reinsurance subsidiary.
The denominator used in the calculation of adjusted book value per share equals the number of common shares outstanding, adjusted to exclude unearned restricted common shares, the compensation cost of which, at the date of calculation, has yet to be amortized. Restricted common shares are earned on a straight-line basis over their vesting periods. The reconciliation of GAAP book value per share to adjusted book value per share is included on page 55.

BAM’s gross written premiums and MSC from new business
BAM’s gross written premiums and MSC from new business is a non-GAAP financial measure, which is derived by adjusting gross written premiums and MSC collected (i) to include the present value of future installment MSC not yet collected and (ii) to exclude the impact of gross written premium adjustments related to policies closed in prior periods. White Mountains believes these adjustments are useful to management and investors in evaluating the volume and pricing of new business closed during the period. The reconciliation from GAAP gross written premiums to gross written premiums and MSC from new business is included on page 60.

Ark’s adjusted loss and loss adjustment expense, insurance acquisition expense, other underwriting expense and combined ratios
Ark’s adjusted loss and loss adjustment expense ratio, adjusted insurance acquisition expense ratio, adjusted other underwriting expense ratio and adjusted combined ratio are non-GAAP financial measures, which are derived by adjusting the GAAP ratios to add back amounts ceded to TPC Providers for the Syndicates. The impact of these reinsurance arrangements relate to years of account prior to the Ark Transaction. White Mountains believes these adjustments are useful to management and investors in evaluating Ark’s results on a fully aligned basis. The reconciliation from the GAAP ratios to the adjusted ratios is included on page 66.

NSM’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) and NSM’s adjusted EBITDA
NSM’s EBITDA and adjusted EBITDA are non-GAAP financial measures. EBITDA is a non-GAAP financial measure that excludes interest expense on debt, income tax expense (benefit), depreciation and amortization of other intangible assets from GAAP net income (loss). Adjusted EBITDA is a non-GAAP financial measure that excludes certain other items in GAAP net income (loss) in addition to those excluded from EBITDA. The adjustments relate to (i) change in fair value of contingent consideration liabilities, (ii) non-cash equity-based compensation expense, (iii) impairments of intangible assets, (iv) loss on assets held for sale, (v) acquisition-related transaction expenses, (vi) investments made in the development of new business lines and (vii) restructuring expenses. A description of each follows:
•Change in fair value of contingent consideration liabilities - Contingent consideration liabilities are amounts payable to the sellers of businesses purchased by NSM that are contingent on the earnings of such businesses in periods subsequent to their acquisition. Under GAAP, contingent consideration liabilities are initially recorded at fair value as part of purchase accounting, with the periodic change in the fair value of these liabilities recorded as income or an expense.
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
•Loss on assets held for sale - Represents the loss on the net assets held for sale related to the Fresh Insurance’s motor business.
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

White Mountains believes that these non-GAAP financial measures are useful to management and investors in evaluating NSM’s performance. The reconciliation of NSM’s GAAP net income (loss) to EBITDA and adjusted EBITDA is included on page 69.

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

White Mountains believes that these non-GAAP financial measures are useful to management and investors in evaluating Kudu’s performance. The reconciliation of Kudu’s GAAP net income (loss) to EBITDA and adjusted EBITDA is included on page 72.

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

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
	GAAP Return	Remove MediaAlpha	Return - Excluding MediaAlpha	GAAP Return	Remove MediaAlpha	Return - Excluding MediaAlpha
Total consolidated portfolio return	5.0%	(2.6)%	2.4%	6.5%	(0.1)%	6.4%

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
	GAAP Return	Remove MediaAlpha	Return - Excluding MediaAlpha	GAAP Return	Remove MediaAlpha	Return - Excluding MediaAlpha
Total consolidated portfolio return	4.7%	(1.6)%	3.1%	1.7%	(1.7)%	—%

Adjusted capital
Total capital at White Mountains is comprised of White Mountains’s common shareholders’ equity, debt and non-controlling interests other than non-controlling interests attributable to BAM. Total adjusted capital is a non-GAAP financial measure, which is derived by adjusting total capital (i) to include a discount for the time value of money arising from the expected timing of cash payments of principal and interest on the BAM Surplus Notes and (ii) to add back the unearned premium reserve, net of deferred acquisition costs, at HG Global. The reconciliation of total capital to total adjusted capital is included on page 81.

CRITICAL ACCOUNTING ESTIMATES

Refer to the Company’s 2020 Annual Report on Form 10-K for a complete discussion regarding White Mountains’s critical accounting estimates. The following describes changes to White Mountains’s critical accounting estimates since December 31, 2020 as of June 30, 2021.

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

Invested Assets

White Mountains uses outside pricing services and brokers to assist in determining fair values. The outside pricing services White Mountains uses have indicated that they will only provide prices where observable inputs are available. As of June 30, 2021, approximately 75% of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs.

Level 1 Measurements
Investments valued using Level 1 inputs include White Mountains’s fixed maturity investments, primarily its investments in U.S. Treasuries and short-term investments, which include U.S. Treasury Bills, its investment in MediaAlpha subsequent to the MediaAlpha IPO, and common equity securities. For investments in active markets, White Mountains uses the quoted market prices provided by outside pricing services to determine fair value.

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
White Mountains’s process to assess the reasonableness of the market prices obtained from the outside pricing sources covers substantially all of its fixed maturity investments and includes, but is not limited to, the evaluation of pricing methodologies and a review of the pricing services’ quality control procedures on at least an annual basis, a comparison of its invested asset prices obtained from alternate independent pricing vendors on at least a semi-annual basis, monthly analytical reviews of certain prices and a review of the underlying assumptions utilized by the pricing services for select measurements on an ad hoc basis throughout the year. White Mountains also performs back-testing of selected investment sales activity to determine whether there are any significant differences between the market price used to value the security prior to sale and the actual sale price of the security on an ad hoc basis throughout the year. Prices provided by the pricing services that vary by more than $0.5 million and 5% from the expected price based on these assessment procedures are considered outliers, as are prices that have not changed from period to period and prices that have trended unusually compared to market conditions. In circumstances where the results of White Mountains’s review process does not appear to support the market price provided by the pricing services, White Mountains challenges the vendor provided price. If White Mountains cannot gain satisfactory evidence to support the challenged price, White Mountains will rely upon its own internal pricing methodologies to estimate the fair value of the security in question. The valuation process described above is generally applicable to all of White Mountains’s fixed maturity investments

Level 3 Measurements
Fair value estimates for investments that trade infrequently and have few or no quoted market prices or other observable inputs are classified as Level 3 measurements. Investments valued using Level 3 fair value estimates are based upon unobservable inputs and include investments in certain fixed maturity investments, common equity securities and other long-term investments where quoted market prices or other observable inputs are unavailable or are not considered reliable or reasonable.
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

Other Long-Term Investments
As of June 30, 2021, White Mountains owned a portfolio of other long-term investments valued at $1.1 billion, that consisted primarily of unconsolidated entities, including Kudu’s Participation Contracts, private equity funds, a hedge fund, Lloyd’s trust deposits, a bank loan fund, ILS funds and private debt investments. As of June 30, 2021, $674 million of White Mountains’s other long-term investments consisting primarily of unconsolidated entities, including Kudu’s Participation Contracts and private debt investments, were classified as Level 3 investments in the GAAP fair value hierarchy, were not actively traded in public markets, and did not have readily observable market prices. The determination of the fair value of these securities involves significant management judgment and the use of valuation models and assumptions that are inherently subjective and uncertain.  As of June 30, 2021, $402 million of White Mountains’s other long-term investments, consisting of private equity funds, a hedge fund, Lloyd’s trust deposits, a bank loan fund, and ILS funds, were valued at fair value using NAV as a practical expedient. Investments for which fair value is measured at NAV using the practical expedient are not classified within the fair value hierarchy.
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
As of June 30, 2021, White Mountains’s most significant other long-term investments that are valued using Level 3 measurements include Kudu’s Participation Contracts and PassportCard/DavidShield.

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
As of June 30, 2021, the combined fair value of Kudu’s Participation Contracts was $456 million. The inputs to each discounted cash flow analysis vary depending on the nature of each client. As of June 30, 2021, White Mountains concluded that pre-tax discount rates in the range of 18% to 23%, and terminal cash flow exit multiples in the range of 7 to 13 times were appropriate for the valuations of Kudu’s Participation Contracts.
With a discounted cash flow analysis, small changes to inputs in a valuation model may result in significant changes to fair value. The following table presents the estimated effect on the fair value of Kudu’s Participation Contracts as of June 30, 2021, resulting from increases and decreases to the discount rates and terminal cash flow exit multiples used in the discounted cash flow analysis:

$ in Millions	Discount Rate(1)
Terminal Exit Multiple	-2%	-1%	18% - 23%	+1%	+2%
+2	$541	$511	$485	$459	$435
+1	$523	$495	$470	$445	$423
7x - 13x	$506	$480	$456	$432	$411
-1	$489	$464	$441	$419	$399
-2	$472	$449	$428	$408	$389
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
White Mountains concluded that an after-tax discount rate of 23% and a terminal revenue growth rate of 4% was appropriate for the valuation of its investment in PassportCard/DavidShield as of June 30, 2021. Utilizing these assumptions, White Mountains determined that the fair value of its investment in PassportCard/DavidShield was $95 million as of June 30, 2021.
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
In the first quarter of 2021, sustained progress with COVID-19 vaccinations in Israel and abroad led to the Israeli airport reopening in March, which resulted in increased leisure travel and the placement of leisure travel insurance by PassportCard. Revenues from private medical insurance placed by DavidShield remained strong in the first six months of 2021.
With a discounted cash flow analysis, small changes to inputs in a valuation model may result in significant changes to fair value. The following table presents the estimated effect on the fair value of White Mountains’s investment in PassportCard/DavidShield as of June 30, 2021, resulting from changes in key inputs to the discounted cash flow analysis, including the discount rate and terminal revenue growth rate:

$ in Millions	Discount Rate
Terminal Revenue Growth Rate	21%	22%	23%	24%	25%
4.5%	$113	$104	$96	$89	$82
4.0%	$112	$103	$95	$88	$81
3.5%	$110	$102	$94	$87	$81

Other Long-term Investments - NAV
White Mountains’s portfolio of other long-term investments includes investments in private equity funds, a hedge fund, Lloyd’s trust deposits, a bank loan fund and ILS funds, which are valued at fair value using NAV as a practical expedient. White Mountains employs a number of procedures to assess the reasonableness of the fair value measurements for other long-term investments measured at NAV, including obtaining and reviewing periodic and audited annual financial statements as well as discussing each fund’s pricing with the fund manager throughout the year. However, since the fund managers do not provide sufficient information to evaluate the pricing methods and inputs for each underlying investment, White Mountains considers the valuation inputs to be unobservable. The fair value of White Mountains’s other long-term investments measured at NAV are generally determined using the fund manager’s NAV. In the event that White Mountains believes the fair value differs from the NAV reported by the fund manager due to illiquidity or other factors, White Mountains will adjust the reported NAV to more appropriately represent the fair value of its investment.

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
•    actions taken by rating agencies, such as financial strength or credit ratings downgrades or placing ratings on negative watch;
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
There were no significant changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended June 30, 2021.

Part II.OTHER INFORMATION

Item 1.Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes to any of the risk factors previously disclosed in the Registrant’s 2020 Annual Report on Form 10-K.

Item 2.Issuer Purchases of Equity Securities.

Months	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (1)
April 1 - April 30, 2021	—	$—	—	542,517
May 1 - May 31, 2021	—	$—	—	542,517
June 1 - June 30, 2021	—	$—	—	542,517
Total	—	$—	—	542,517
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
FIFTH AMENDMENT dated as of June 2, 2021, among NSM INSURANCE GROUP, LLC, a Delaware limited liability company, NSM INSURANCE HOLDCO, LLC, a Delaware limited liability company, NSM UK HOLDINGS LTD, a company incorporated in England and Wales, the other LOAN PARTIES party hereto, ARES CAPITAL CORPORATION, a Maryland corporation, as administrative agent, the LENDERS party hereto and the L/C ISSUERS party hereto. *

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

WHITE MOUNTAINS INSURANCE GROUP, LTD.
(Registrant)

Date:	August 6, 2021	By: /s/ Michaela J. Hildreth
Michaela J. Hildreth
Managing Director and Chief Accounting Officer