Form 10-Q
period 2021-09-30
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2021-11-08
CIK 776867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2021

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

As of November 5, 2021, 3,017,772 common shares with a par value of $1.00 per share were outstanding (which includes 37,850 restricted common shares that were not vested at such date).

WHITE MOUNTAINS INSURANCE GROUP, LTD.

Part I.FINANCIAL INFORMATION.
Item 1.Financial Statements
WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
Millions, except share and per share amounts
Assets	Unaudited
Financial Guarantee (HG Global/BAM)
Fixed maturity investments, at fair value	$898.4	$859.5
Short-term investments, at fair value	50.3	60.4
Total investments	948.7	919.9
Cash	21.8	42.8
Insurance premiums receivable	6.9	6.9
Deferred acquisition costs	31.7	27.8
Other assets	18.7	20.4
Total Financial Guarantee assets	1,027.8	1,017.8
P&C Insurance and Reinsurance (Ark)
Fixed maturity investments, at fair value	618.1	—
Common equity securities, at fair value	159.6	—
Short-term investments, at fair value	396.5	—
Other long-term investments	320.6	—
Total investments	1,494.8	—
Cash	116.5	—
Reinsurance recoverables	465.6	—
Insurance premiums receivable	482.3	—
Ceded unearned premiums	92.1	—
Deferred acquisition costs and value of in-force business acquired	127.8	—
Goodwill and other intangible assets	292.5	—
Other assets	61.3	—
Total P&C Insurance and Reinsurance assets	3,132.9	—
Specialty Insurance Distribution (NSM)
Cash (restricted $92.2 and $78.4)	126.5	126.5
Premiums and commissions receivable	78.8	76.7
Goodwill and other intangible assets	734.8	736.8
Other assets	56.4	59.6
Total Specialty Insurance Distribution assets	996.5	999.6
Asset Management (Kudu)
Short-term investments, at fair value	.1	.1
Other long-term investments	604.7	400.6
Total investments	604.8	400.7
Cash (restricted $4.5 and $0.0)	14.8	7.8
Accrued investment income	9.0	9.8
Goodwill and other intangible assets	9.0	9.2
Other assets	8.4	2.7
Total Asset Management assets	646.0	430.2
Other Operations
Fixed maturity investments, at fair value	316.4	347.7
Short-term investments, at fair value	162.6	82.4
Investment in MediaAlpha, at fair value	316.4	802.2
Other long-term investments	360.2	386.2
Total investments	1,155.6	1,618.5
Cash	31.1	34.1
Cash pre-funded/placed in escrow for Ark Transaction	—	646.3
Goodwill and other intangible assets	48.7	36.4
Other assets	75.0	48.5
Total Other Operations assets	1,310.4	2,383.8
Total assets	$7,113.6	$4,831.4
See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	September 30, 2021	December 31, 2020
Millions, except share and per share amounts
Liabilities	Unaudited
Financial Guarantee (HG Global/BAM)
Unearned insurance premiums	$257.0	$237.5
Accrued incentive compensation	21.0	25.7
Other liabilities	32.5	28.3
Total Financial Guarantee liabilities	310.5	291.5
P&C Insurance and Reinsurance (Ark)
Loss and loss adjustment expense reserves	890.9	—
Unearned insurance premiums	596.6	—
Debt	200.7	—
Reinsurance payable	481.4	—
Contingent consideration	24.0	—
Other liabilities	87.4	—
Total P&C Insurance and Reinsurance liabilities	2,281.0	—
Specialty Insurance Distribution (NSM)
Debt	295.0	272.6
Premiums payable	132.5	113.4
Contingent consideration	6.7	14.6
Other liabilities	84.2	91.2
Total Specialty Insurance Distribution liabilities	518.4	491.8
Asset Management (Kudu)
Debt	195.6	86.3
Other liabilities	40.2	10.0
Total Asset Management liabilities	235.8	96.3
Other Operations
Debt	19.1	17.5
Accrued incentive compensation	44.7	70.1
Other liabilities	49.8	46.3
Total Other Operations liabilities	113.6	133.9
Total liabilities	3,459.3	1,013.5
Equity
White Mountains’s common shareholders’ equity
White Mountains’s common shares at $1 par value per share—authorized 50,000,000 shares; issued and outstanding 3,029,620 and 3,102,011 shares and paid-in surplus	3.0	3.1
Paid-in surplus	583.2	592.1
Retained earnings	2,935.3	3,311.2
Accumulated other comprehensive gain (loss), after-tax:
Net unrealized foreign currency translation and interest rate swap gains (losses)	.2	(.4)
Total White Mountains’s common shareholders’ equity	3,521.7	3,906.0
Non-controlling interests	132.6	(88.1)
Total equity	3,654.3	3,817.9
Total liabilities and equity	$7,113.6	$4,831.4
See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2021	2020	2021	2020
Revenues:
Financial Guarantee (HG Global/BAM)
Earned insurance premiums	$6.7	$6.2	$19.6	$17.2
Net investment income	4.4	4.7	13.2	15.1
Net realized and unrealized investment (losses) gains	(4.0)	3.2	(15.6)	23.7
Other revenues	.3	.4	.9	2.1
Total Financial Guarantee revenues	7.4	14.5	18.1	58.1

P&C Insurance and Reinsurance (Ark)
Earned insurance premiums	213.4	—	435.8	—
Net investment income	.6	—	1.8	—
Net realized and unrealized investment gains	.3	—	10.3	—
Other revenues	3.4	—	9.4	—
Total P&C Insurance and Reinsurance revenues	217.7	—	457.3	—

Specialty Insurance Distribution (NSM)
Commission revenues	67.0	58.2	194.6	174.2
Other revenues	15.3	12.5	46.8	37.6
Total Specialty Insurance Distribution revenues	82.3	70.7	241.4	211.8

Asset Management (Kudu)
Net investment income	9.5	6.4	26.1	19.3
Net realized and unrealized investment gains	18.9	9.8	62.5	1.5
Other revenues	.1	.1	.2	.2
Total Asset Management revenues	28.5	16.3	88.8	21.0

Other Operations
Net investment income	5.0	60.1	16.1	79.3
Net realized and unrealized investment gains (losses)	15.3	43.6	34.0	(17.4)
Net realized and unrealized investment (losses) gains from investment in MediaAlpha	(396.8)	250.0	(325.5)	295.0
Commission revenues	2.4	2.1	7.0	6.1
Other revenues	28.1	2.2	57.6	6.0
Total Other Operations revenues	(346.0)	358.0	(210.8)	369.0
Total revenues	$(10.1)	$459.5	$594.8	$659.9

CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2021	2020	2021	2020
Expenses:
Financial Guarantee (HG Global/BAM)
Insurance acquisition expenses	$3.0	$1.6	$6.5	$5.4
General and administrative expenses	12.4	14.0	42.7	41.4
Total Financial Guarantee expenses	15.4	15.6	49.2	46.8

P&C Insurance and Reinsurance (Ark)
Loss and loss adjustment expenses	129.2	—	247.8	—
Insurance and reinsurance acquisition expenses	53.7	—	124.4	—
General and administrative expenses	21.8	—	84.4	—
Interest expense	2.1	—	4.5	—
Total P&C Insurance and Reinsurance expenses	206.8	—	461.1	—

Specialty Insurance Distribution (NSM)
General and administrative expenses	48.8	42.9	142.1	131.0
Broker commission expenses	20.4	17.1	60.9	56.4
Change in fair value of contingent consideration	.6	.7	.8	(1.6)
Amortization of other intangible assets	8.2	5.1	25.0	16.2
Loss on assets held for sale	—	—	28.7	—
Interest expense	5.9	6.1	17.7	16.1
Total Specialty Insurance Distribution expenses	83.9	71.9	275.2	218.1

Asset Management (Kudu)
General and administrative expenses	3.3	2.2	9.0	7.5
Amortization of other intangible assets	—	.1	.2	.3
Interest expense	1.9	1.4	9.2	4.3
Total Asset Management expenses	5.2	3.7	18.4	12.1

Other Operations
Cost of sales	24.0	2.3	45.9	6.5
General and administrative expenses	14.5	44.3	79.7	87.1
Amortization of other intangible assets	2.0	.2	2.9	.6
Interest expense	.4	.3	1.1	.8
Total Other Operations expenses	40.9	47.1	129.6	95.0
Total expenses	352.2	138.3	933.5	372.0
Pre-tax (loss) income from continuing operations	(362.3)	321.2	(338.7)	287.9
Income tax expense	(21.6)	(98.5)	(41.9)	(97.1)
Net (loss) income from continuing operations	(383.9)	222.7	(380.6)	190.8
Net (loss) gain from sale of discontinued operations, net of tax	—	(.7)	18.7	(.8)
Net (loss) income	(383.9)	222.0	(361.9)	190.0
Net loss attributable to non-controlling interests	12.5	10.9	53.7	29.5
Net (loss) income attributable to White Mountains’s common shareholders	$(371.4)	$232.9	$(308.2)	$219.5
See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2021	2020	2021	2020
Net (loss) income attributable to White Mountains’s common shareholders	$(371.4)	$232.9	$(308.2)	$219.5
Other comprehensive (loss) income, net of tax	(2.2)	3.9	.6	1.0
Comprehensive (loss) income	(373.6)	236.8	(307.6)	220.5
Other comprehensive loss (income) attributable to non-controlling interests	.2	(.1)	—	(.3)
Comprehensive (loss) income attributable to White Mountains’s common shareholders	$(373.4)	$236.7	$(307.6)	$220.2

Earnings (loss) per share attributable to White Mountains’s common shareholders:

Basic (loss) earnings per share
Continuing operations	$(120.18)	$75.32	$(105.48)	$70.40
Discontinued operations	—	(.23)	6.03	(.26)
Total consolidated operations	$(120.18)	$75.09	$(99.45)	$70.14
Diluted (loss) earnings per share
Continuing operations	$(120.18)	$75.32	$(105.48)	$70.40
Discontinued operations	—	(.23)	6.03	(.26)
Total consolidated operations	$(120.18)	$75.09	$(99.45)	$70.14
Dividends declared and paid per White Mountains’s common share	$—	$—	$1.00	$1.00
See Notes to Consolidated Financial Statements.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	White Mountains’s Common Shareholders’ Equity
Millions	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Non-controlling interest	Total Equity
Balance at June 30, 2021	$597.2	$3,378.6	$2.4	$3,978.2	$129.8	$4,108.0
Net loss	—	(371.4)	—	(371.4)	(12.5)	(383.9)
Net change in foreign currency translation and other	—	—	(2.2)	(2.2)	(.2)	(2.4)
Total comprehensive loss	—	(371.4)	(2.2)	(373.6)	(12.7)	(386.3)
Dividends to non-controlling interests	—	—	—	—	(.6)	(.6)
Repurchases and retirements of common shares	(15.2)	(71.9)	—	(87.1)	—	(87.1)
BAM member surplus contribution, net of tax	—	—	—	—	14.7	14.7
Amortization of restricted share awards	3.6	—	—	3.6	—	3.6
Recognition of equity-based compensation expense of subsidiaries	.2	—	—	.2	—	.2
Net contributions and dilution from other non-controlling interests	.4	—	—	.4	1.4	1.8
Acquisition of non-controlling interests	—	—	—	—	—	—
Balance at September 30, 2021	$586.2	$2,935.3	$.2	$3,521.7	$132.6	$3,654.3

	White Mountains’s Common Shareholders’ Equity
Millions	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Non-controlling interest	Total Equity
Balance at June 30, 2020	$587.0	$2,589.3	$(10.3)	$3,166.0	$(102.7)	$3,063.3
Net income (loss)	—	232.9	—	232.9	(10.9)	222.0
Net change in foreign currency translation and other	—	—	3.8	3.8	.2	4.0
Total comprehensive income (loss)	—	232.9	3.8	236.7	(10.7)	226.0
Dividends to non-controlling interests	—	—	—	—	(.9)	(.9)
Issuances of common shares	.2	—	—	.2	—	.2
Repurchases and retirements of common shares	—	(.1)	—	(.1)	—	(.1)
BAM member surplus contributions, net of tax	—	—	—	—	15.4	15.4
Amortization of restricted share awards	3.6	—	—	3.6	—	3.6
Recognition of equity-based compensation expense of subsidiary	1.0	—	—	1.0	—	1.0
Net contributions and dilution from other non-controlling interests	.3	—	—	.3	(.4)	(.1)
Acquisition of non-controlling interests	—	—	—	—	.8	.8
Balance at September 30, 2020	$592.1	$2,822.1	$(6.5)	$3,407.7	$(98.5)	$3,309.2
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)
(Unaudited)

	White Mountains’s Common Shareholders’ Equity
Millions	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Non-controlling interest	Total Equity
Balance at January 1, 2021	$595.2	$3,311.2	$(.4)	$3,906.0	$(88.1)	$3,817.9
Net loss	—	(308.2)	—	(308.2)	(53.7)	(361.9)
Net change in foreign currency translation and other	—	—	.4	.4	—	.4
Total comprehensive (loss) income	—	(308.2)	.4	(307.8)	(53.7)	(361.5)
Dividends declared on common shares	—	(3.1)	—	(3.1)	—	(3.1)
Dividends to non-controlling interests	—	—	—	—	(1.8)	(1.8)
Issuances of common shares	1.7	—	—	1.7	—	1.7
Issuance of shares of non-controlling interests	—	—	—	—	6.1	6.1
Repurchases and retirements of common shares	(16.6)	(78.0)	—	(94.6)	—	(94.6)
BAM member surplus contributions, net of tax	—	—	—	—	44.8	44.8
Amortization of restricted share awards	11.1	—	—	11.1	—	11.1
Recognition of equity-based compensation expense of subsidiaries	2.0	—	—	2.0	.3	2.3
Net contributions and dilution from other non-controlling interests	(7.2)	13.4	.2	6.4	(5.3)	1.1
Acquisition of non-controlling interests	—	—	—	—	230.3	230.3
Balance at September 30, 2021	$586.2	$2,935.3	$.2	$3,521.7	$132.6	$3,654.3

	White Mountains’s Common Shareholders’ Equity
Millions	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Non-controlling interest	Total Equity
Balance at January 1, 2020	$596.3	$2,672.4	$(7.2)	$3,261.5	$(116.8)	$3,144.7
Net income (loss)	—	219.5	—	219.5	(29.5)	190.0
Net change in foreign currency translation and other	—	—	.7	.7	.3	1.0
Total comprehensive income (loss)	—	219.5	.7	220.2	(29.2)	191.0
Dividends declared on common shares	—	(3.2)	—	(3.2)	—	(3.2)
Dividends to non-controlling interests	—	—	—	—	(2.3)	(2.3)
Issuances of common shares	1.5	—	—	1.5	—	1.5
Repurchases and retirements of common shares	(18.6)	(66.6)	—	(85.2)	—	(85.2)
BAM member surplus contributions, net of tax	—	—	—	—	46.9	46.9
Amortization of restricted share awards	12.3	—	—	12.3	—	12.3
Recognition of equity-based compensation expense of subsidiary	1.0	—	—	1.0	—	1.0
Net contributions and dilution from other non-controlling interests	(.4)	—	—	(.4)	2.1	1.7
Acquisition of non-controlling interests	—	—	—	—	.8	.8
Balance at September 30, 2020	$592.1	$2,822.1	$(6.5)	$3,407.7	$(98.5)	$3,309.2
See Notes to Consolidated Financial Statements.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
Millions	2021	2020
Cash flows from operations:
Net (loss) income	$(361.9)	$190.0
Adjustments to reconcile net income to net cash used for operations:
Net realized and unrealized investment gains	(91.2)	(7.8)
Net realized and unrealized investment loss (gains) from investment in MediaAlpha	325.5	(295.0)
Deferred income tax expense	29.0	87.9
Net (gain) loss from sale of discontinued operations, net of tax	(18.7)	.8
Amortization of restricted share and option awards	11.1	12.2
Amortization and depreciation	42.9	27.2
Other operating items:
Net change in reinsurance recoverables	(32.3)	—
Net change in insurance premiums receivable	(245.7)	—
Net change in commissions receivable	(1.2)	6.0
Net change in ceded unearned premiums	78.1	—
Net change in loss and loss adjustment expense reserves	194.9	—
Net change in premiums payable	9.5	5.3
Net change in unearned insurance premiums	290.0	28.6
Net change in deferred acquisition costs	(60.0)	(4.0)
Net change in reinsurance payable	(46.8)	—
Net change in restricted cash	18.3	26.6
Investments in Kudu Participation Contracts	(141.6)	(57.5)
Net change in other assets and liabilities, net	46.1	(8.1)
Net cash provided from operations	46.0	12.2
Cash flows from investing activities:
Net change in short-term investments	(87.3)	(370.3)
Sales of fixed maturity and convertible investments	215.9	293.2
Maturities, calls and paydowns of fixed maturity and convertible investments	144.6	135.2
Sales of common equity securities	176.8	582.9
Distributions and redemptions of other long-term investments and settlements of forward contracts	98.2	64.5
Release of cash pre-funded/placed in escrow for Ark Transaction	646.3	—
Purchases of consolidated subsidiaries, net of cash acquired of $52.2 and $13.4	(39.0)	(129.4)
Purchases of other long-term investments	(206.5)	(61.0)
Purchases of common equity securities	(119.7)	(33.8)
Purchases of fixed maturity and convertible investments	(996.0)	(411.3)
Other investing activities, net	(2.7)	(42.0)
Net cash (used to) provided from investing activities	(169.4)	28.0
Cash flows from financing activities:
Draw down of debt and revolving line of credit	403.9	69.4
Repayment of debt and revolving line of credit	(105.9)	(2.7)
Cash dividends paid to the Company’s common shareholders	(3.2)	(3.2)
Common shares repurchased	(87.1)	(78.5)
Net contributions from non-controlling interest shareholders	2.0	1.0
Contingent consideration payments related to acquisitions of subsidiaries	(8.8)	(7.0)
Acquisition of subsidiary shares from non-controlling interest shareholders	(.4)	—
Capital contributions from BAM members	44.8	46.9
Acquisition of subsidiary shares by non-controlling interest shareholders	6.1	—
Fidus Re premium payment	(6.9)	(2.3)
Other financing activities, net	(22.2)	(9.8)
Net cash provided from financing activities	222.3	13.8
Effect of exchange rate changes on cash	.6	(.2)
Net change in cash during the period - continuing operations, including the effect of exchange rate changes	99.5	53.8
Cash balances at beginning of period (includes restricted cash balances of $78.4 and $56.3)	211.2	161.0
Cash balances at end of period (includes restricted cash balances of $96.7 and $82.9)	$310.7	$214.8
Supplemental cash flows information:
Interest paid	$(21.9)	$(11.4)
Net income tax payments	$(2.1)	$(.1)
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

Reportable Segments
White Mountains has determined its reportable segments based on the nature of the underlying businesses, the manner in which the Company’s subsidiaries and affiliates are organized and managed and the organization of the financial information provided to the chief operating decision maker to assess performance and make decisions regarding allocation of resources. As of September 30, 2021, White Mountains’s reportable segments were HG Global/BAM, Ark, NSM, Kudu and Other Operations.
The HG Global/BAM segment consists of HG Global Ltd. and its wholly-owned subsidiaries (“HG Global”) and the consolidated results of Build America Mutual Assurance Company (“BAM”) (collectively, “HG Global/BAM”). BAM is the first and only mutual municipal bond insurance company in the United States. By insuring the timely payment of principal and interest, BAM provides market access to, and lowers interest expense for, issuers of municipal bonds used to finance essential public purposes such as schools, utilities and transportation facilities. BAM is owned by and operated for the benefit of its members, the municipalities that purchase BAM’s insurance for their debt issuances. HG Global was established to fund the startup of BAM and, through its wholly-owned subsidiary, HG Re Ltd. (“HG Re”), to provide up to 15%-of-par, first loss reinsurance protection for policies underwritten by BAM. For capital appreciation bonds, par is adjusted to the estimated equivalent par value for current interest paying bonds. HG Global, together with its subsidiaries, funded the initial capitalization of BAM through the purchase of $503.0 million of surplus notes issued by BAM, consisting of $203.0 million of Series A Notes and $300.0 million of Series B Notes (the “BAM Surplus Notes”). As of September 30, 2021 and December 31, 2020, White Mountains owned 96.9% of HG Global’s preferred equity and 88.4% of its common equity. White Mountains does not have an ownership interest in BAM. However, White Mountains is required to consolidate BAM’s results in its financial statements because BAM is a VIE for which White Mountains is the primary beneficiary. BAM’s results are all attributed to non-controlling interests.
The Ark segment consists of Ark Insurance Holdings Limited and its subsidiaries (collectively, “Ark”). Ark writes a diversified portfolio of reinsurance and insurance, including property, marine & energy, specialty, accident & health and casualty, through Lloyd’s of London (“Lloyd’s”) Syndicates 4020 and 3902 (the “Syndicates”). Beginning in January 2021, Ark began writing certain classes of its business through Group Ark Insurance Limited (“GAIL”), Ark’s wholly-owned Class 4 Bermuda-based insurance and reinsurance company.
As of September 30, 2021, White Mountains owned 72.0% of Ark on a basic shares outstanding basis (63.0% on a fully-diluted, fully-converted basis, taking account of management’s equity incentives). The remaining shares are owned by employees. In the future, management rollover shareholders could earn additional shares in the company if and to the extent that White Mountains achieves certain multiple of invested capital return thresholds. If fully earned, these additional shares would represent 12.5% of the shares outstanding at closing. See Note 2 — “Significant Transactions”.
The NSM segment consists of NSM Insurance HoldCo, LLC and its subsidiaries (collectively, “NSM”). NSM is a full-service managing general underwriting agency (“MGU”) and program administrator for specialty property and casualty insurance. The company places insurance in niche sectors such as specialty transportation, real estate, social services and pet. On behalf of its insurance carrier partners, NSM typically manages all aspects of the placement process, including product development, marketing, underwriting, policy issuance and claims. NSM earns commissions based on the volume and, in some cases, profitability of the insurance that it places. NSM does not take insurance risk. As of September 30, 2021 and December 31, 2020, White Mountains owned 96.6% and 96.5% of the basic units outstanding of NSM (87.3% and 89.6% on a fully diluted, fully converted basis). See Note 2 — “Significant Transactions”.
The Kudu segment consists of Kudu Investment Management, LLC and its subsidiaries (collectively “Kudu”). Kudu provides capital solutions for boutique asset managers for a variety of purposes including generational ownership transfers, management buyouts, acquisition and growth finance and legacy partner liquidity. Kudu also provides strategic assistance to investees from time to time. Kudu’s capital solutions typically are structured as minority preferred equity stakes with distribution rights, generally tied to gross revenues and designed to generate immediate strong, stable cash yields. As of September 30, 2021 and December 31, 2020, White Mountains owned 99.3% and 99.1% of the basic units outstanding (84.7% and 85.4% on a fully diluted, fully converted basis).
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
Ark’s premiums written comprise premiums on insurance contracts incepted during the year as well as premium adjustments related to prior years of account. Insurance premiums are recognized as revenues over the loss exposure or coverage period in proportion to the level of insurance protection provided. In most cases, premiums are earned ratably over the term of the contract with unearned premiums calculated on a monthly pro-rata basis. Catastrophe premiums are earned in proportion to the level of insurance protection provided. Premiums earned are presented net of amounts ceded to reinsurers. Premiums receivable, representing amounts due from insureds, are presented net of an allowance for uncollectible premiums, including expected credit losses, both dispute and credit related. The allowance is based upon Ark’s ongoing review of amounts outstanding, historical loss data, including delinquencies and write-offs, current and forecasted economic conditions and other relevant factors. Credit risk is partially mitigated by Ark’s ability to cancel the policy if the policyholder does not pay the premium.
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

Goodwill and Other Intangible Assets
Goodwill represents the excess of the amount paid to acquire subsidiaries over the fair value of identifiable net assets at the date of acquisition. Other intangible assets consist primarily of underwriting capacity, customer relationships, renewal rights and trade names.

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
As of September 30, 2021 and December 31, 2020, NSM holds an interest rate swap derivative instrument that meets the criteria for hedge accounting. See Note 9 — “Derivatives”.

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
Ark has an aggregate excess of loss contract with SiriusPoint Ltd. (“SiriusPoint”), formerly Third Point Reinsurance Ltd., which is accounted for using the deposit method and recorded within other assets. Ark earns an annual crediting rate of 3.0%, which is recorded within other revenue. During the three months ended June 30, 2021, Ark negotiated a reduction of $31.7 million, including accrued interest, to the aggregate excess of loss contract with SiriusPoint. As of September 30, 2021, the carrying value of Ark’s deposit in SiriusPoint, including accrued interest, was $20.3 million.

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
As of September 30, 2021, White Mountains owned 16.9 million shares, representing a 28.4% basic ownership interest (26.3% fully-diluted/fully-converted basis). At the September 30, 2021 closing price of $18.68 per share, the fair value of White Mountains’s investment in MediaAlpha was $316.4 million. At this level of ownership, each $1.00 per share increase or decrease in the share price of MediaAlpha will result in an approximate $5.60 per share increase or decrease in White Mountains’s book value per share. At the October 2021 month-end closing price of $17.53 per share, the fair value of White Mountains’s investment in MediaAlpha was $297.0 million. See Note 16 — “Equity-Method Eligible Investments”.

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
On January 1, 2021, White Mountains completed the Ark Transaction in accordance with the terms of the Ark SPA. As of September 30, 2021, White Mountains owned 72.0% of Ark on a basic shares outstanding basis (63.0% on a fully-diluted, fully-converted basis, taking account of management’s equity incentives). The remaining shares are owned by employees. In the future, management rollover shareholders could earn additional shares in the company if and to the extent that White Mountains achieves certain multiple of invested capital return thresholds. If fully earned, these additional shares would represent 12.5% of the shares outstanding at closing.
White Mountains recognized total assets acquired related to the Ark Transaction of $2.5 billion, including goodwill and other intangible assets of $292.5 million, and total liabilities of $1.7 billion, including contingent consideration of $22.5 million and non-controlling interest of $220.2 million. Ark incurred transaction costs of $25.3 million in the first quarter of 2021.
In the third quarter of 2021, Ark issued $163.3 million of floating rate unsecured subordinated notes (the “Ark 2021 Subordinated Notes”) in three separate transactions. See Note 7 — “Debt”. In connection with the issuance of the Ark 2021 Subordinated Notes, White Mountains and Ark terminated White Mountains’s commitment to provide up to $200.0 million of additional equity capital to Ark in 2021.

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
Ark’s segment income and expenses for the three and nine months ended September 30, 2021 are presented in Note 15 - “Segment Information.” Pro forma financial information for Ark for the three and nine months ended September 30, 2020 has not been presented because as a private U.K. domiciled company Ark does not have quarterly financial reporting requirements and therefore quarterly financial information is not available for periods prior to the January 1, 2021 acquisition date.

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
On April 12, 2021, NSM sold Fresh Insurance’s motor business for net proceeds of £1.1 million ($1.5 million based upon the foreign exchange spot rate as of the transaction date). As of March 31, 2021, the Fresh Insurance motor business was classified as held for sale and NSM recognized a loss of $28.7 million in the first quarter of 2021. See Note 19 — “Held for Sale and Discontinued Operations”.

On December 3, 2018, NSM acquired all the net assets of KBK Insurance Group, Inc. (“KBK”), a specialized MGU focused on the towing and transportation space. NSM paid $60.0 million of upfront cash consideration for KBK. White Mountains contributed $29.0 million to NSM and NSM borrowed $30.1 million to fund the transaction. As of March 31, 2019, White Mountains determined that the relative values of goodwill and other intangible assets from the KBK transaction were $32.6 million and $32.7 million, reflecting acquisition date fair values, and recorded a liability of $5.9 million relating to the fair value of contingent consideration made in connection with the acquisition. The purchase price is subject to adjustments based upon growth in EBITDA during three earnout periods, one which ended in December 2019, one which ended in December 2020 and one ending in December 2021. In the first quarter of 2021 and 2020, NSM paid $6.7 million and $6.4 million related to the first and second KBK earnout periods. As of September 30, 2021, the KBK contingent consideration liability was $6.6 million.
On April 7, 2020, NSM acquired 100% of Kingsbridge Group Limited (“Kingsbridge”), a leading provider of commercial lines insurance and consulting services for the professional contractor and freelancer markets in the United Kingdom. NSM paid £107.2 million ($132.2 million based upon the foreign exchange spot rate at the date of acquisition) of upfront cash consideration for Kingsbridge. White Mountains contributed $80.3 million to NSM and NSM borrowed £42.5 million ($52.4 million based upon the foreign exchange spot rate at the date of acquisition) to fund the transaction. During 2020, NSM determined that the relative values of goodwill and other intangible assets recorded in connection with the Kingsbridge transaction were $111.5 million and $20.2 million, reflecting acquisition date fair values. The purchase price is subject to adjustment based upon growth in EBITDA during an earnout period ending in January 2022. During 2020, NSM initially recorded a liability relating to the fair value of the Kingsbridge contingent consideration of $4.1 million. During the fourth quarter of 2020, NSM recognized pre-tax income of $4.1 million for the change in fair value of the Kingsbridge contingent consideration liability and a foreign currency translation unrealized gain of $0.3 million. As of September 30, 2021, the Kingsbridge contingent consideration liability was $0.1 million.
On August 6, 2021, NSM acquired 100% of J.C. Taylor Insurance (“J.C. Taylor”), a managing general agent (“MGA”) offering classic and antique collector car insurance. NSM paid $49.6 million of upfront cash consideration for J.C. Taylor. NSM borrowed $35.0 million under its credit facility to fund the acquisition. NSM recognized total assets acquired related to the J.C. transaction of $60.3 million, including goodwill and other intangible assets of $55.7 million, and total liabilities of $10.7 million. The relative fair values of goodwill and of other intangible assets recognized in connection with the acquisition of J.C. Taylor had not yet been finalized as of September 30, 2021.
The contingent consideration liabilities related to NSM’s acquisitions are subject to adjustments based upon EBITDA, EBITDA projections, and present value factors for acquired entities. For the three and nine months ended September 30, 2021, NSM recognized pre-tax loss of $0.6 million and $0.8 million for the change in the fair value of its contingent consideration liabilities. For the three and nine months ended September 30, 2020, NSM recognized pre-tax loss (income) of $0.7 million and $(1.6) million for the change in the fair value of its contingent consideration liabilities. Any future adjustments to contingent consideration liabilities under the agreements will be recognized through pre-tax income. As of September 30, 2021 and December 31, 2020, NSM recorded total contingent consideration liabilities of $6.7 million and $14.6 million.

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
As a result of the transaction, White Mountains’s re-evaluated its accounting treatment for PassportCard and DavidShield. Because White Mountains does not have the unilateral power to direct the operations of PassportCard or DavidShield, White Mountains does not hold a controlling financial interest in either PassportCard or DavidShield and does not consolidate either entity. White Mountains’s ownership interest gives White Mountains the opportunity to exert significant influence over the significant financial and operating activities of PassportCard and DavidShield. Accordingly, PassportCard and DavidShield meet the criteria to be accounted for under the equity method. White Mountains has taken the fair value option for its investment in PassportCard and DavidShield. Changes in the fair value of PassportCard and DavidShield are recorded in realized and unrealized investment gains. White Mountains’s maximum exposure to loss on its equity investment in PassportCard/DavidShield and the non-interest bearing loan to its partner is limited to the total carrying value of $114.4 million.

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
Realized investment gains (losses) resulting from sales of investment securities are accounted for using the specific identification method. Premiums and discounts on all fixed maturity investments are amortized or accreted to income over the anticipated life of the investment. Short-term investments consist of interest-bearing money market funds, certificates of deposit and other securities, which at the time of purchase, mature or become available for use within one year.  Short-term investments are carried at fair value, which approximated amortized cost, as of September 30, 2021 and December 31, 2020.
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
The following table presents pre-tax net investment income for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2021	2020	2021	2020
Fixed maturity investments	$8.2	$7.0	$21.9	$22.4
Short-term investments	—	.1	.5	1.0
Common equity securities	.1	.5	.1	6.5
Investment in MediaAlpha	—	55.0	—	60.0
Other long-term investments	12.0	8.9	37.1	24.7
Amount attributable to TPC Providers	(.2)	—	(.8)	—
Total investment income	20.1	71.5	58.8	114.6
Third-party investment expenses	(.6)	(.3)	(1.6)	(.9)
Net investment income, pre-tax	$19.5	$71.2	$57.2	$113.7

Net Realized and Unrealized Investment Gains (Losses)

The following table presents net realized and unrealized investment gains (losses) for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2021	2020	2021	2020
Fixed maturity investments	$(6.8)	$3.6	$(23.2)	$35.8
Short-term investments	(.3)	—	—	.4
Common equity securities	1.6	48.4	7.7	5.9
Investment in MediaAlpha	(396.8)	250.0	(325.5)	295.0
Other long-term investments	37.7	4.6	113.2	(34.3)
Amount attributable to TPC Providers	(1.7)	—	(6.5)	—
Net realized and unrealized investment (losses) gains(1)	(366.3)	306.6	(234.3)	302.8
Less: net (losses) gains on investment securities sold during the period	(4.8)	36.1	(5.1)	29.6
Net realized and unrealized investment (losses) gains on investment securities held at the end of the period	$(361.5)	$270.5	$(229.2)	$273.2
(1) For the three months ended September 30, 2021 and 2020, includes $(7.0) and $0.8 of realized and unrealized investment gains (losses) related to foreign currency exchange. For the nine months ended September 30, 2021 and 2020, includes $(7.4) and $(0.8) of realized and unrealized investment gains (losses) related to foreign currency exchange.

The following table presents total gains included in earnings attributable to net unrealized investment gains for Level 3 investments for the three and nine months ended September 30, 2021 and 2020 for investments still held at the end of the period:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2021	2020	2021	2020
Other long-term investments	$26.5	$260.1	$75.5	$276.0
Total net unrealized investment gains, pre-tax - Level 3 investments	$26.5	$260.1	$75.5	$276.0

Investment Holdings

The following tables present the cost or amortized cost, gross unrealized investment gains (losses) and carrying values of White Mountains’s fixed maturity investments as of September 30, 2021 and December 31, 2020:

	September 30, 2021
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Foreign Currency Gains (Losses)	Carrying Value
U.S. Government and agency obligations	$207.4	$.8	$(.6)	$—	$207.6
Debt securities issued by corporations	945.2	13.1	(3.4)	(.7)	954.2
Municipal obligations	276.1	18.0	(.7)	—	293.4
Mortgage and asset-backed securities	247.3	4.2	(1.4)	—	250.1
Collateralized loan obligations	128.5	—	(.4)	(.5)	127.6
Total fixed maturity investments	$1,804.5	$36.1	$(6.5)	$(1.2)	$1,832.9

	December 31, 2020
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Gains (Losses)	Carrying Value
U.S. Government and agency obligations	$173.2	$3.1	$—	$176.3
Debt securities issued by corporations	522.8	24.7	(.1)	547.4
Municipal obligations	244.0	21.0	—	265.0
Mortgage and asset-backed securities	211.7	6.8	—	218.5
Total fixed maturity investments	$1,151.7	$55.6	$(.1)	$1,207.2

The following table presents the cost or amortized cost and carrying value of White Mountains’s fixed maturity investments by contractual maturity as of September 30, 2021. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	September 30, 2021
Millions	Cost or Amortized Cost	Carrying Value
Due in one year or less	$111.9	$112.7
Due after one year through five years	836.1	843.4
Due after five years through ten years	368.5	377.3
Due after ten years	112.2	121.8
Mortgage and asset-backed securities and collateralized loan obligations	375.8	377.7
Total fixed maturity investments	$1,804.5	$1,832.9

The following tables present the cost or amortized cost, gross unrealized investment gains (losses), net foreign currency gains (losses), and carrying values of common equity securities, White Mountains’s investment in MediaAlpha and other long-term investments as of September 30, 2021 and December 31, 2020:

	September 30, 2021
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Foreign Currency Gains (Losses)	Carrying Value
Common equity securities	$152.5	$8.8	$(.5)	$(1.2)	$159.6
Investment in MediaAlpha	$—	$316.4	$—	$—	$316.4
Other long-term investments	$1,154.7	$197.6	$(62.9)	$(3.9)	$1,285.5

	December 31, 2020
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Foreign Currency Gains (Losses)	Carrying Value
Investment in MediaAlpha	$—	$802.2	$—	$—	$802.2
Other long-term investments	$767.4	$95.8	$(78.1)	$1.7	$786.8

Fair Value Measurements

As of September 30, 2021 and December 31, 2020, White Mountains used quoted market prices or other observable inputs to determine fair value for approximately 69% and 73% of the investment portfolio.

Fair Value Measurements by Level

The following tables present White Mountains’s fair value measurements for investments as of September 30, 2021 and December 31, 2020 by level. The major security types were based on the legal form of the securities. White Mountains has disaggregated its fixed maturity investments based on the issuing entity type, which impacts credit quality, with debt securities issued by U.S. government entities carrying minimal credit risk, while the credit and other risks associated with other issuers, such as corporations, municipalities or entities issuing mortgage and asset-backed securities vary depending on the nature of the issuing entity type. White Mountains further disaggregates debt securities issued by corporations by industry sector because investors often reference commonly used benchmarks and their subsectors to monitor risk and performance. Accordingly, White Mountains has further disaggregated this asset class into subclasses based on the similar sectors and industry classifications it uses to evaluate investment risk and performance against commonly used benchmarks, such as the Bloomberg Barclays U.S. Intermediate Aggregate.

	September 30, 2021
Millions	Fair Value	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. Government and agency obligations	$207.6	$207.6	$—	$—

Debt securities issued by corporations:
Financials	246.5	—	246.5	—
Consumer	180.5	—	180.5	—
Industrial	114.8	—	114.8	—
Technology	110.8	—	110.8	—
Healthcare	98.2	—	98.2	—
Utilities	69.9	—	69.9	—
Communications	53.2	—	53.2	—
Energy	47.0	—	47.0	—
Materials	33.3	—	33.3	—
Total debt securities issued by corporations	954.2	—	954.2	—

Municipal obligations	293.4	—	293.4	—
Mortgage and asset-backed securities	250.1	—	250.1	—
Collateralized loan obligations	127.6	—	127.6	—
Total fixed maturity investments	1,832.9	207.6	1,625.3	—

Short-term investments	609.5	601.6	7.9	—

Common equity securities (1)	159.6	—	159.6	—
Investment in MediaAlpha	316.4	316.4	—	—
Other long-term investments	814.5	—	—	814.5
Other long-term investments — NAV (2)	471.0	—	—	—
Total other long-term investments	1,285.5	—	—	814.5
Total investments	$4,203.9	$1,125.6	$1,792.8	$814.5
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

Debt Securities Issued by Corporations

The following table presents the credit ratings of debt securities issued by corporations held in White Mountains’s investment portfolio as of September 30, 2021 and December 31, 2020:

	Fair Value at
Millions	September 30, 2021	December 31, 2020
AAA	$12.7	$10.6
AA	85.7	57.9
A	473.3	318.3
BBB	373.7	159.6
BB	—	1.0
Other	8.8	—
Debt securities issued by corporations (1)	$954.2	$547.4
(1)    Credit ratings are based upon issuer credit ratings provided by Standard & Poor’s Financial Services LLC (“Standard & Poor’s”), or if unrated by Standard & Poor’s, long-term obligation ratings provided by Moody’s Investor Service, Inc.

Mortgage and Asset-backed Securities and Collateralized Loan Obligations

The following table presents the fair value of White Mountains’s mortgage and asset-backed securities and collateralized loan obligations as of September 30, 2021 and December 31, 2020:

	September 30, 2021			December 31, 2020
Millions	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
Mortgage-backed securities:
Agency:
FNMA	$125.3	$125.3	$—	$88.7	$88.7	$—
FHLMC	76.5	76.5	—	70.1	70.1	—
GNMA	29.4	29.4	—	40.6	40.6	—
Total agency (1)	231.2	231.2	—	199.4	199.4	—
Non-agency: Residential	.6	.6	—	—	—	—
Total non-agency	.6	.6	—	—	—	—
Total mortgage-backed securities	231.8	231.8	—	199.4	199.4	—
Other asset-backed securities:
Credit card receivables	11.2	11.2	—	11.3	11.3	—
Vehicle receivables	7.1	7.1	—	7.8	7.8	—
Total other asset-backed securities	18.3	18.3	—	19.1	19.1	—
Total mortgage and asset-backed securities	250.1	250.1	—	218.5	218.5	—
Collateralized loan obligations	127.6	127.6	—	—	—	—
Total mortgage and asset-backed securities and collateralized loan obligations	$377.7	$377.7	$—	$218.5	$218.5	$—
(1)    Represents publicly traded mortgage-backed securities which carry the full faith and credit guaranty of the U.S. Government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

As of September 30, 2021, White Mountains’s investment portfolio included $127.6 million of collateralized loan obligations that are within the senior tranches of their respective fund securitization structures. All of White Mountains’s collateral loan obligations were rated AAA or AA as of September 30, 2021.

Investment in MediaAlpha

Subsequent to the MediaAlpha IPO, White Mountains’s investment in MediaAlpha is accounted for at fair value based on the publicly traded share price of MediaAlpha’s common stock and is presented as a separate line item on the balance sheet.
At the September 30, 2021 closing price of $18.68 per share, the fair value of White Mountains’s investment in MediaAlpha was $316.4 million. See Note 2 — “Significant Transactions”.

Other Long-Term Investments

The following table presents the carrying values of White Mountains’s other long-term investments as of September 30, 2021 and December 31, 2020:

	Fair Value at
Millions	September 30, 2021	December 31, 2020
Kudu’s Participation Contracts	$604.7	$400.6
PassportCard/DavidShield	105.0	95.0
Elementum Holdings L.P.	56.7	55.1
Other unconsolidated entities (1)	27.0	42.4
Total unconsolidated entities	793.4	593.1
Private equity funds and hedge funds	144.2	121.2
Bank loan fund	161.7	—
Lloyd’s trust deposits	111.2	—
ILS funds	53.9	51.4
Private debt investments	13.3	21.1
Other	7.8	—
Total other long-term investments	$1,285.5	$786.8
(1) Includes White Mountains’s non-controlling equity interests in certain private common equity securities, limited liability companies and convertible preferred securities and Simple Agreement for Future Equity (“SAFE”) investments.

Private Equity Funds and Hedge Funds
White Mountains invests in private equity funds and hedge funds, which are included in other long-term investments. The fair value of these investments is generally estimated using the net asset value (“NAV”) of the funds. As of September 30, 2021, White Mountains held investments in fourteen private equity funds and one hedge fund. The largest investment in a single private equity fund or hedge fund was $27.4 million as of September 30, 2021 and $29.1 million as of December 31, 2020.
The following table presents the fair value of investments and unfunded commitments in private equity funds and hedge funds by investment objective and sector as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
Millions	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Private equity funds
Aerospace/Defense/Government	$63.9	$14.0	$69.1	$15.3
Financial services	63.2	29.6	23.5	30.4
Real estate	4.8	2.9	—	—
Manufacturing/Industrial	.1	—	28.6	—
Total private equity funds	132.0	46.5	121.2	45.7
Hedge funds
European small/mid cap	12.2	—	—	—
Total hedge funds	12.2	—	—	—
Total private equity funds and hedge funds included in other long-term investments	$144.2	$46.5	$121.2	$45.7

Investments in private equity funds are generally subject to a lock-up period during which investors may not request a redemption. Distributions prior to the expected termination date of the fund may be limited to dividends or proceeds arising from the liquidation of the fund’s underlying investments. In addition, certain private equity funds have the option to extend the lock-up period.
The following table presents investments in private equity funds that were subject to lock-up periods as of September 30, 2021:

Millions	1 – 3 years	3 – 5 years	5 – 10 years	>10 years	Total
Private equity funds — expected lock-up period remaining	$.3	$14.0	$109.0	$8.7	$132.0

Investors in private equity funds are generally subject to indemnification obligations outside of the capital commitment period and prior to the winding up of the fund. As of September 30, 2021 and December 31, 2020, White Mountains is not aware of any indemnification claims relating to its investments in private equity funds.
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

Lloyd’s Trust Deposits
White Mountains’s other long-term investments include Lloyd’s trust deposits, which consists of overseas deposits and Canadian comingled pooled funds. The Lloyd’s trust deposits invest primarily in short-term government securities, agency securities and corporate bonds held in trusts that are managed by Lloyd's of London. These investments are required of Lloyd's syndicates to protect policyholders in overseas markets and are pledged into Lloyd’s trust accounts to provide a portion of the capital needed to support obligations at Lloyd’s. The fair value of the Lloyd’s trust deposits is generally estimated using the NAV of the funds. As of September 30, 2021, White Mountains held Lloyd’s trust deposits with a fair value of $111.2 million.

Bank Loan Fund
White Mountains’s other long-term investments include a bank loan fund with a fair value of $161.7 million as of September 30, 2021. The fair value of this investment is estimated using the NAV of the fund. The bank loan fund’s investment objective is to provide, on an unleveraged basis, high current income consistent with preservation of capital and low duration. The bank loan fund primarily invests in a broad portfolio of U.S. dollar-denominated, non-investment grade, floating-rate senior secured loans and may invest in other financial instruments, such as secured and unsecured corporate debt, credit default swaps, reverse repurchase agreements and synthetic indices and cash and cash equivalents.
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

Insurance-Linked Securities Funds
White Mountains’s other long-term investments include ILS fund investments. The fair value of these investments is generally estimated using the NAV of the funds. As of September 30, 2021, White Mountains held investments in ILS funds with a fair value of $53.9 million.
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

Rollforward of Fair Value Measurements by Level

White Mountains uses quoted market prices where available as the inputs to estimate fair value for its investments in active markets. Such measurements are considered to be either Level 1 or Level 2 measurements, depending on whether the quoted market price inputs are for identical securities (Level 1) or similar securities (Level 2). Level 3 measurements for fixed maturity investments, common equity securities and other long-term investments as of September 30, 2021 and 2020 consist of securities for which the estimated fair value has not been determined based upon quoted market price inputs for identical or similar securities.
The following tables present the changes in White Mountains’s fair value measurements by level for the nine months ended September 30, 2021 and 2020:

			Level 3 Investments	Other Long-term Investments Measured at NAV (1)
Millions	Level 1 Investments	Level 2 Investments	Other Long-term Investments		Total
Balance at December 31, 2020	$978.5	$1,030.9	$614.2	$172.6	$2,796.2	(2)
Net realized and unrealized gains (losses)	(327.6)	(13.1)	79.0	33.9	(227.8)	(3)
Amortization/Accretion	(.1)	(5.9)	—	—	(6.0)
Purchases	130.9	989.7	143.6	199.6	1,463.8
Sales	(257.7)	(284.9)	(31.9)	(70.9)	(645.4)
Effect of Ark Transaction	—	68.2	9.6	135.8	213.6
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Balance at September 30, 2021	$524.0	$1,784.9	$814.5	$471.0	$3,594.4	(2)
(1) Consists of private equity funds, a hedge fund, Lloyd’s trust deposits, a bank loan fund, and ILS funds for which fair value is measured at NAV using the practical expedient. Investments for which fair value is measured at NAV are not classified within the fair value hierarchy. See Note 1 — “Basis of Presentation and Significant Accounting Policies”.
(2) Excludes carrying value of $609.5 and $142.9 as of September 30, 2021 and December 31, 2020 classified as short-term investments.
(3) Includes amounts attributable to TPC Providers of $6.5 for the nine months ended September 30, 2021.

				Level 3 Investments	Other Long-term Investments Measured at NAV (1)
Millions	Level 1 Investments	Level 2 Investments	Common Equity Securities	Other Long-term Investments and Investment in MediaAlpha Pre-IPO		Total
Balance at December 31, 2019	$780.0	$1,109.6	$.1	$654.0	$202.3	$2,746.0	(2)
Net realized and unrealized gains (losses)	29.2	12.5	—	275.6	(14.9)	302.4	(3)
Amortization/Accretion	—	(3.0)	—	—	—	(3.0)
Purchases	128.8	316.2	—	78.8	39.8	563.6
Sales	(642.7)	(368.5)	—	(8.1)	(56.3)	(1,075.6)
Transfers in	—	—	—	—	—	—
Transfers out	—	—	—	—	—	—
Balance at September 30, 2020	$295.3	$1,066.8	$.1	$1,000.3	$170.9	$2,533.4	(2)
(1) Includes private equity funds, a hedge fund and ILS funds for which fair value is measured at NAV using the practical expedient are no longer classified within the fair value hierarchy. See Note 1 — “Basis of Presentation and Significant Accounting Policies”.
(2) Excludes carrying value of $571.8 and $201.2 as of September 30, 2020 and December 31, 2019 classified as short-term investments.
(3) Excludes realized and unrealized gains associated with short-term investments of $0.4 for the nine months ended September 30, 2020.

Fair Value Measurements — Transfers Between Levels - Nine-months ended September 30, 2021 and 2020
Transfers between levels are recorded using the fair value measurement as of the end of the quarterly period in which the event or change in circumstance giving rise to the transfer occurred.
During the nine months ended September 30, 2021 and 2020, there were no fixed maturity investments or other long-term investments classified as Level 3 measurements in the prior period that were transferred to Level 2 measurements.
During the nine months ended September 30, 2021 and 2020, there were no fixed maturity investments or other long-term investments classified as Level 2 measurements in the prior period that were transferred to Level 3 measurements.

Significant Unobservable Inputs

The following tables present significant unobservable inputs used in estimating the fair value of White Mountains’s other long-term investments, classified within Level 3 as of September 30, 2021 and December 31, 2020. The tables below exclude $14.9 million and $27.6 million of Level 3 other long-term investments generally valued based on recent or expected transaction prices. The fair value of investments in private equity funds, hedge funds, Lloyd’s trust deposits, bank loans funds and ILS funds are generally estimated using the NAV of the funds.

$ in Millions	September 30, 2021
Description	Valuation Technique(s) (1)	Fair Value (2)	Unobservable Inputs
			Discount Rate (3)(4)	Terminal Cash Flow Exit Multiple (x) or Terminal Revenue Growth Rate (%) (4)
Kudu’s Participation Contracts (5)(6)	Discounted cash flow	$604.7	18% - 23%	7x - 13x
PassportCard/DavidShield	Discounted cash flow	$105.0	23%	4%
Elementum Holdings, L.P.	Discounted cash flow	$56.7	17%	4%
Private debt investments	Discounted cash flow	$11.2	4% - 8%	N/A
Other	Discounted cash flow	$22.0	20% - 24%	4%
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
(5) For the nine months ended September 30, 2021, Kudu deployed a total of $141.6 in new and existing Kudu Participation Contracts, including TIG Advisors, TK Partners, Third Eye Capital Management and Douglass Winthrop Advisors.
(6) As of September 30, 2021, certain Kudu Participation Contracts with a total fair value of $121.0 were valued using a probability weighted expected return method, which was based on a discounted cash flow analysis and an expected sale transaction.

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
The following table presents the acquisition date fair values, accumulated amortization and net carrying values for other intangible assets and goodwill, by segment as of September 30, 2021 and December 31, 2020:

$ in Millions	Weighted Average Economic Life (in years)	September 30, 2021				December 31, 2020
		Acquisition Date Fair Value	Accumulated Amortization	Impairments and Amounts Allocated to Held for Sale	Net Carrying Value	Acquisition Date Fair Value	Accumulated Amortization	Impairments	Net Carrying Value
Goodwill:
Ark	N/A	$116.8	$—	$—	$116.8	$—	$—	$—	$—
NSM (1)	N/A	559.8	—	30.2	529.6	506.4	—	—	506.4
Kudu	N/A	7.6	—	—	7.6	7.6	—	—	7.6
Other Operations	N/A	17.4	—	—	17.4	11.5	—	—	11.5
Total goodwill		701.6	—	30.2	671.4	525.5	—	—	525.5

Other intangible assets:
Ark
Underwriting Capacity	N/A	175.7	—	—	175.7	—	—	—	—

NSM (1)
Customer relationships	8.9	136.0	50.6	3.5	81.9	136.2	36.7	3.5	96.0
Trade names	16	65.3	10.9	1.0	53.4	65.4	8.3	1.0	56.1
Information technology platform	0	3.1	1.4	1.7	—	3.1	1.4	1.7	—
Renewal rights	12	82.5	13.1	—	69.4	82.5	4.9	—	77.6
Other	3.4	1.1	.6	—	.5	1.7	1.0	—	.7
Subtotal		288.0	76.6	6.2	205.2	288.9	52.3	6.2	230.4

Kudu
Trade names	7	2.2	.8	—	1.4	2.2	.6	—	1.6

Other Operations
Trade names	18.1	8.2	1.0	—	7.2	3.6	.3	—	3.3
Customer relationships	13.3	18.9	3.5	—	15.4	14.2	1.4	—	12.8
Insurance Licenses	N/A	8.6	—	—	8.6	8.6	—	—	8.6
Other	5.4	.3	.2	—	.1	.3	.1	—	.2
Subtotal		36.0	4.7	—	31.3	26.7	1.8	—	24.9
Total other intangible assets		501.9	82.1	6.2	413.6	317.8	54.7	6.2	256.9
Total goodwill and other intangible assets		$1,203.5	$82.1	$36.4	1,085.0	$843.3	$54.7	6.2	782.4
Goodwill and other intangible assets attributed to non-controlling interests					(118.0)				(28.1)
Goodwill and other intangible assets included in White Mountains’s common shareholders’ equity					$967.0				$754.3
(1) As of September 30, 2021, NSM’s goodwill and intangible assets included $(2.3) and $(0.2) of the effect of foreign currency translation. As of December 31, 2020, NSM’s goodwill and intangible assets included $13.4 and $1.6 of the effect of foreign currency translation.

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
The following table presents a summary of the acquisition date fair values of goodwill and other intangible assets for acquisitions completed from January 1, 2020 through September 30, 2021:

$ in Millions
Acquisition of subsidiary/ asset	Goodwill and Other intangible asset (1)	Acquisition Date
Kingsbridge	$131.7	April 7, 2020
J.C. Taylor	55.7	August 6, 2021
Total NSM segment	$187.4
Ark	$292.5	January 1, 2021
Other Operations	$30.6	Various
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
On April 12, 2021, NSM sold Fresh Insurance’s motor business. In connection with the sale, White Mountains recognized a loss of $28.7 million during the three months ended March 31, 2021. See Note 19 — “Held for Sale and Discontinued Operations”. During the three months ended June 30, 2020, White Mountains recognized impairments of other intangible assets of $6.2 million. The impairments related to NSM’s write-off of intangible assets in its U.K. vertical. The impairments related to lower premium volumes, including due to the impact of the COVID-19 pandemic, and certain reorganization initiatives in the U.K. vertical. There were no other impairments of other intangible assets and no impairments of goodwill for the three and nine months ended September 30, 2021 and 2020.

The following tables present the change in goodwill and other intangible assets for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021				2020
Millions	Goodwill		Other Intangible Assets	Total Goodwill and Other Intangible Assets	Goodwill		Other Intangible Assets	Total Goodwill and Other Intangible Assets
Beginning balance	$629.4		$414.8	$1,044.2	$518.2		$241.7	$759.9
Acquisition of businesses	55.7	(1)	—	55.7	14.9	(2)	—	14.9
Attribution of acquisition date fair value estimates between goodwill and other intangible assets (3)	(9.3)		9.3	—	—		—	—
Foreign currency translation	(4.0)		(.3)	(4.3)	7.0		(.1)	6.9
Measurement period adjustments (4)	(.4)		—	(.4)	—		—	—
Amortization	—		(10.2)	(10.2)	—		(5.4)	(5.4)
Ending balance	$671.4		$413.6	$1,085.0	$540.1		$236.2	$776.3
(1) The relative fair values of goodwill and other intangible assets recognized in connection with the acquisition of J.C. Taylor had not yet been finalized at September 30, 2021.
(2) The relative fair values of goodwill and other intangible assets recognized in connection with an acquisition within Other Operations had not yet been finalized at September 30, 2020.
(3) Relates to an acquisition within the Other Operations segment.
(4) Measurement period adjustments relate to updated information about acquisition date fair values of assets acquired and liabilities assumed. During the nine months ended September 30, 2021, adjustments relate to an acquisition within the Other Operations segment.

	Nine Months Ended September 30,
	2021				2020
Millions	Goodwill		Other Intangible Assets	Total Goodwill and Other Intangible Assets	Goodwill		Other Intangible Assets	Total Goodwill and Other Intangible Assets
Beginning balance	$525.5		$256.9	$782.4	$394.7		$260.0	$654.7
Attribution of acquisition date fair value estimates between goodwill and other intangible assets (1)	(9.3)		9.3	—	—		—	—
Ark Transaction	116.8		175.7	292.5	—		—	—
Acquisition of businesses	71.5	(2)	—	71.5	140.0	(3)	—	140.0
Foreign currency translation	(2.3)		(.2)	(2.5)	5.2		(.5)	4.7
Impairments	—		—	—	—		(6.2)	(6.2)
Loss on assets held for sale (4)	(30.2)		—	(30.2)	—		—	—
Measurement period adjustments (5)	(.6)		—	(.6)	.2		—	.2
Amortization	—		(28.1)	(28.1)	—		(17.1)	(17.1)
Ending balance	$671.4		$413.6	$1,085.0	$540.1		$236.2	$776.3
(1) Relates to an acquisition within the Other Operations segment.
(2) The relative fair values of goodwill and other intangible assets of $55.7 recognized in connection with the acquisition of J.C. Taylor had not yet been finalized at September 30, 2021. The remaining $15.8 relates to the relative fair values of goodwill and other intangible assets recognized in connection with an acquisition within the Other Operations segment.
(3) The relative fair values of goodwill and other intangible assets recognized in connection with the acquisition of Kingsbridge and an acquisition within Other Operations had not yet been finalized at September 30, 2020.
(4) Relates to the sale of NSM’s Fresh Insurance’s motor business recorded in the first quarter of 2021. This amount excludes $1.5 of net proceeds related to the sale.
(5) Measurement period adjustments relate to updated information about acquisition date fair values of assets acquired and liabilities assumed. During the nine months ended September 30, 2021, adjustments relate to acquisitions within the Other Operations segment.

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

The following table summarizes the loss and LAE reserve activity of Ark’s insurance and reinsurance subsidiaries for the three and nine months ended September 30, 2021:

Millions	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Gross beginning balance	$760.0	$696.0
Less: beginning reinsurance recoverable on unpaid losses	(425.3)	(433.4)
Net loss and LAE reserves	334.7	262.6

Loss and LAE incurred relating to:
Current year losses	141.9	269.0
Prior year losses	(12.7)	(21.2)
Total incurred losses and LAE	129.2	247.8

Foreign currency translation adjustment to loss and LAE reserves	(1.2)	(3.4)

Loss and LAE paid relating to:
Current year losses	(9.0)	(11.5)
Prior year losses	(20.3)	(62.1)
Total loss and LAE payments	(29.3)	(73.6)

Net ending balance	433.4	433.4
Plus: ending reinsurance recoverable on unpaid losses	457.5	457.5
Gross ending balance	$890.9	$890.9

Ark’s GAAP combined ratio in the third quarter of 2021 included $12.7 million (6 points) of favorable prior year development, primarily related to the Property line of business.
Ark’s GAAP combined ratio in the first nine months of 2021 included $21.2 million (5 points) of favorable prior year development, primarily related to the Property, Marine & Energy and Accident & Health lines of business.
See Note 10 — “Municipal Bond Guarantee Insurance” for loss and LAE reserve balances related to White Mountains financial guarantee business.

Note 6.  Third-Party Reinsurance

In the normal course of business, Ark may seek to limit losses that may arise from catastrophes or other events by reinsuring certain risks with third-party reinsurers. Ark remains liable for risks reinsured in the event that the reinsurer does not honor its obligations under reinsurance contracts. The following table summarizes the effects of reinsurance on written and earned premiums and on losses and LAE for Ark.

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Millions
Written premiums:
Gross	$162.4	$895.0
Ceded	(41.5)	(169.5)
Net written premiums	$120.9	$725.5
Earned premiums:
Gross	$284.5	$622.0
Ceded	(71.1)	(186.2)
Net earned premiums	$213.4	$435.8
Losses and LAE:
Gross	$193.5	$372.7
Ceded	(64.3)	(124.9)
Net Losses and LAE	$129.2	$247.8

As of September 30, 2021, Ark had $457.5 million and $8.1 million of reinsurance recoverables on unpaid and paid losses. As reinsurance contracts do not relieve Ark of its obligation to its policyholders, Ark seeks to reduce the credit risk associated with reinsurance balances by avoiding over-reliance on specific reinsurers through the application of concentration limits and thresholds. Ark is selective with its reinsurers, placing reinsurance with only those reinsurers having a strong financial condition. Ark monitors the financial strength of its reinsurers on an ongoing basis.
As of September 30, 2021, Ark’s reinsurance recoverables of $465.6 million included $299.9 million related to TPC Providers, which are collateralized. The following table provides a listing of Ark’s remaining gross and net reinsurance recoverables, excluding amounts related to TPC Providers, by the reinsurer’s A.M. Best Company, Inc (“A.M. Best”) rating and the percentage of total recoverables.

	As of September 30, 2021
A.M. Best Rating(1)	Gross	Collateral	Net	% of Total
A+ or better	$122.8	$23.9	$98.9	84.2%
A- to A	32.7	15.6	17.1	14.6
B++ or lower and not rated	10.2	8.8	1.4	1.2
Total	$165.7	$48.3	$117.4	100.0%
(1) A.M. Best ratings as detailed above are: “A+ or better” (Superior) “A- to A” (Excellent), “B++” (Good).

See Note 10 — “Municipal Bond Guarantee Insurance” for third-party reinsurance balances related to White Mountains financial guarantee business.

Note 7.  Debt

The following table presents White Mountains’s debt outstanding as of September 30, 2021 and December 31, 2020:

Millions	September 30, 2021	Effective Rate	(1)	December 31, 2020	Effective Rate	(1)
Ark 2007 Notes Tranche 1	$30.0			$—
Ark 2007 Notes Tranche 2	13.9			—
Ark 2007 Subordinated Notes, carrying value	43.9			—
Ark 2021 Notes Tranche 1	45.3			—
Ark 2021 Notes Tranche 2	47.0			—
Ark 2021 Notes Tranche 3	70.0			—
Unamortized issuance cost	(5.5)
Ark 2021 Subordinated Notes, carrying value	156.8
Total Ark Subordinated Notes, carrying value	200.7	5.1%		—
NSM Bank Facility	300.4	7.4%	(2)	277.4	7.5%	(2)
Unamortized issuance cost	(6.7)			(6.1)
NSM Bank Facility, carrying value	293.7			271.3
Other NSM debt, carrying value	1.3	3.3%		1.3	2.5%
Kudu Credit Facility	203.0	4.1%		—
Unamortized issuance cost	(7.4)			—
Kudu Credit Facility, carrying value	195.6			—
Kudu Bank Facility	—			89.2	8.3%
Unamortized issuance cost	—			(2.9)
Kudu Bank Facility, carrying value	—			86.3
Other Operations debt	19.5	7.4%		18.0	7.4%
Unamortized issuance cost	(.4)			(.5)
Other Operations, carrying value	19.1			17.5
Total debt	$710.4			$376.4
 (1) Effective rate includes the effect of the amortization of debt issuance costs.
(2) NSM’s effective rate excludes the effect of the interest rate swap on the hedged portion of the debt. The weighted average interest rate for the quarter ended September 30, 2021 and December 31, 2020, excluding the effect of amortization of debt issuance costs, was 6.7% and 7.0%. The weighted average interest rate for the quarter ended September 30, 2021 and December 31, 2020 on the total NSM Bank Facility including both the effect of the amortization of debt issuance costs and the effect of the interest rate swap was 8.3% and 8.4%.

Ark Subordinated Notes

In March 2007, GAIL, a wholly-owned subsidiary of Ark, issued $30.0 million face value of floating rate unsecured junior subordinated deferrable interest notes to Alesco Preferred Funding XII Ltd., Alesco Preferred Funding XIII Ltd. and Alesco Preferred Funding XIV Ltd (the “Ark 2007 Notes Tranche 1”) and a €12.0 million floating rate subordinated note to Dekania Europe CDO II plc (the “Ark 2007 Notes Tranche 2”) (together, the “Ark 2007 Subordinated Notes”). The Ark 2007 Notes Tranche 1, which mature in June 2037, accrue interest at a floating rate equal to the three-month U.S. LIBOR plus 4.6%. The Ark 2007 Notes Tranche 2, which matures in June 2027, accrues interest at a floating rate equal to the three-month EURIBOR plus 4.6%. As of September 30, 2021, the Ark 2007 Notes Tranche 1 had an outstanding balance of $30.0 million and the Ark 2007 Notes Tranche 2 had an outstanding balance of €12.0 million ($13.9 million based upon the foreign exchange spot rate as of September 30, 2021).
In the third quarter of 2021, GAIL issued $163.3 million face value floating rate subordinated notes at par in three separate transactions for proceeds of $157.8 million, net of debt issuance costs. The Ark 2021 Subordinated Notes were issued in private placement offerings that were exempt from the registration requirements of the Securities Act of 1933. On July 13, 2021, Ark issued €39.1 million ($46.3 million based upon the foreign exchange spot rate as of the date of the transaction) face value floating rate unsecured subordinated notes (“Ark 2021 Notes Tranche 1”). The Ark 2021 Notes Tranche 1, which mature in July 2041, accrue interest at a floating rate equal to the three-month EURIBOR plus 5.75%. On August 11, 2021, Ark issued $47.0 million face value floating rate unsecured subordinated notes (“Ark 2021 Notes Tranche 2”). The Ark 2021 Notes Tranche 2, which mature in August 2041, accrue interest at a floating rate equal to the three-month U.S. LIBOR plus 5.75%. On September 8, 2021, Ark issued $70.0 million face value floating rate unsecured subordinated notes (“Ark 2021 Notes Tranche 3”). The Ark 2021 Notes Tranche 3, which mature in September 2041, accrue interest at a floating rate equal to the three-month U.S. LIBOR plus 6.1%. On the ten-year anniversary of the issue dates, the interest rate for the Ark 2021 Subordinated Notes will increase by 1.0% per annum. Ark has the option to redeem, in whole or in part, the Ark 2021 Subordinated Notes ahead of contractual maturity at the outstanding principal amounts plus accrued interest at the ten-year anniversary or any subsequent interest payment date.
All payments of principal and interest under the Ark 2021 Subordinated Notes are conditional upon GAIL’s solvency and compliance with the enhanced capital requirements of the Bermuda Monetary Authority (“BMA”). The deferral of payments of principal and interest under these conditions does not constitute a default by Ark and does not give the noteholders any rights to accelerate repayment of the Ark 2021 Subordinated Notes or take any enforcement action under the Ark 2021 Subordinated Notes.
If the payments of principal and interest under the Ark 2021 Subordinated Notes become subject to tax withholding on behalf of Bermuda or any political subdivision there, the Ark 2021 Subordinated Notes require the payment of additional amounts such that the amount received by the noteholders is the same as would have been received absent the tax withholding being imposed. The Ark 2021 Notes Tranche 3 require the payment of additional interest of 1.0% per annum upon the occurrence of a Premium Load Event until such event is remedied. Premium Load Events include the failure to meet payment obligations of the Ark 2021 Notes Tranche 3 when due, failure of GAIL to maintain an investment grade credit rating, failure to maintain 120% of GAIL’s Bermuda solvency capital requirement, failure of GAIL to maintain a debt to capital ratio below 40%, late filing of GAIL’s or Ark’s financial information, and making a restricted payment or distribution on GAIL’s common stock or other securities that rank junior or pari passu with the Ark 2021 Notes Tranche 3 when a different Premium Load Event exists or will be caused by the restricted payment.
As of September 30, 2021, the Ark 2021 Notes Tranche 1 had an outstanding balance of €39.1 million ($45.3 million based upon the foreign exchange spot rate as of September 30, 2021), the Ark 2021 Notes Tranche 2 had an outstanding balance of $47.0 million, and the Ark 2021 Notes Tranche 3 had an outstanding balance of $70.0 million.

Ark Stand By Letter of Credit Facility

Ark has a secured stand by letter of credit facility (the “Ark LOC Facility”) with three lenders, Lloyds Bank plc, National Westminster Bank plc and ING Bank N.V, London Branch to provide capital support for the Syndicates. As of September 30, 2021, the utilized level of the facility was $45.0 million, with the ability to increase up to $150.0 million, subject to formal approval by Lloyd’s. The Ark LOC Facility has a termination date of December 31, 2025. During the three and nine months ended September 30, 2021, Ark did not borrow or make any repayments under the Ark LOC Facility.
The Ark LOC Facility, which provides funds at Lloyd’s, is secured by all property of the loan parties and contains various affirmative, negative and financial covenants that White Mountains considers to be customary for such borrowings, including a minimum tangible net worth covenant.

NSM Bank Facility

NSM maintains a secured credit facility (the “NSM Bank Facility”) with Ares Capital Corporation. In both 2021 and 2020, NSM amended the terms of the facility. On April 7, 2020, NSM amended the NSM Bank Facility to increase the total commitment from $234.0 million, comprised of term loans of $224.0 million and a revolving credit loan commitment of $10.0 million, to $291.4 million, comprised of term loans of $276.4 million, including £42.5 million ($52.4 million based upon the foreign exchange spot rate as of the date of the transaction) in a GBP term loan, and a revolving credit loan commitment of $15.0 million. In connection with the April 7, 2020 amendment, the reference rates for USD denominated borrowings increased. The USD-LIBOR rate floor increased to 1.25% and the margin over USD-LIBOR increased from a range of 4.25% to 4.75% to a range of 5.50% to 6.00%.
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
The following table presents the change in debt under the NSM Bank Facility for the three and nine months ended September 30, 2021 and 2020:

NSM Bank Facility	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2021	2020	2021	2020
Beginning balance	$276.6	$273.4	$277.4	$221.3
Term loans
Borrowings (1)	—	—	—	52.4
Repayments	(.7)	(.7)	(2.1)	(1.3)
Foreign currency translation	(1.5)	2.3	(.9)	2.6
Revolving credit loan
Borrowings (2)	35.0	—	35.0	—
Repayments	(9.0)	—	(9.0)	—
Ending balance	300.4	275.0	$300.4	$275.0
(1) Borrowings for the nine months ended September 30, 2020 included $52.4 for the funding of the acquisition of Kingsbridge.
(2) Borrowings for both the three and nine months ended September 30, 2021 included $35.0 for the funding of the acquisition of J.C. Taylor.
As of September 30, 2021, the term loans had an outstanding balance of $274.4 million, including £41.9 million ($56.6 million based upon the foreign exchange spot rate as of September 30, 2021) in a GBP term loan, and the revolving credit loan had an outstanding balance of $26.0 million.
On June 15, 2018, NSM entered into an interest rate swap agreement to hedge its exposure to interest rate risk on $151.0 million of its USD denominated variable rate term loans. See Note 9 — “Derivatives”.
As of September 30, 2021, $146.5 million of the outstanding term loans were hedged by the swap and $128.0 million of the outstanding term loans were unhedged.

The following table presents the NSM weighted average interest rate for the nine months ended September 30, 2021 and 2020:

NSM Weighted Average Interest Rate	Nine Months Ended September 30,
	2021			2020
Millions	Weighted Average	Interest Expense (1)	Weighted Average Interest rate	Weighted Average	Interest Expense (1)	Weighted Average Interest rate
Term loan - hedged	$147.1	$10.0	9.1%	$148.5	$10.0	9.0%
Term loan - unhedged	129.5	7.3	7.5%	125.1	6.1	6.5%
Total NSM Facility	$276.6	$17.3	8.3%	$273.6	$16.1	7.8%
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

Other NSM Debt

NSM also has a secured term loan related to its U.K. vertical. As of September 30, 2021, the secured term loan had an outstanding balance of $1.4 million and a maturity date of December 31, 2022.

Kudu Credit Facility and Kudu Bank Facility

On December 23, 2019, Kudu entered into a secured credit facility with Monroe Capital Management Advisors, LLC (the “Kudu Bank Facility”). On March 23, 2021, Kudu replaced the Kudu Bank Facility and entered into a secured revolving credit facility (the “Kudu Credit Facility”) with Massachusetts Mutual Life Insurance Company to repay the Kudu Bank Facility, and to fund new investments and related transaction expenses. The maximum borrowing capacity of the Kudu Credit Facility is $300.0 million. The Kudu Credit Facility matures on March 23, 2036. In connection with the replacement of the Kudu Bank Facility, Kudu recognized a total loss of $4.1 million, representing debt issuance costs and prepayment fees, which are included within interest expense for the year to date period ended September 30, 2021.
Interest on the Kudu Credit Facility accrues at a floating interest rate equal to the greater of the three-month USD-LIBOR and 0.25%, plus in each case, the applicable spread of 4.30%. The Kudu Credit Facility requires Kudu to maintain an interest reserve account, which is included in restricted cash. As of September 30, 2021, the interest reserve account is $4.5 million. The Kudu Credit Facility requires Kudu to maintain a ratio of outstanding balance to the sum of fair market value of participation contracts and cash held in certain accounts (the “LTV Percentage”) of less than 50% in years 0-3, 40% in years 4-6, 25% in years 7-8, 15% in years 9-10, and 0% thereafter. As of September 30, 2021, Kudu has a 34% LTV Percentage.
Kudu may borrow undrawn balances within the initial three-year availability period, subject to customary terms and conditions, to the extent the amount borrowed under the Kudu Credit Facility does not exceed the borrowing base, which is equal to 35% of the fair value of Kudu’s qualifying participation contracts. When considering White Mountains’s remaining equity commitment to Kudu and the fair value of Kudu’s qualifying participation contracts as of September 30, 2021, the available undrawn balance was $11.7 million.
During the nine months ended September 30, 2021, Kudu borrowed $3.0 million and repaid the outstanding Kudu Bank Facility balance of $92.2 million. During the three and nine months ended September 30, 2021, Kudu borrowed $101.0 million and $203.0 million and made no repayments on the Kudu Credit Facility. As of September 30, 2021, the Kudu Credit Facility had an undrawn balance of $97.0 million.
The Kudu Credit Facility is secured by all property of the loan parties and contains various affirmative and negative covenants that White Mountains considers to be customary for such borrowings.

Other Operations Debt

As of September 30, 2021, debt in White Mountains’s Other Operations segment consisted of three secured credit facilities (collectively, “Other Operations debt”).
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
During the three and nine months ended September 30, 2021, White Mountains’s Other Operations segment borrowed $0.4 million and $0.7 million. During the three and nine months ended September 30, 2021, White Mountains’s Other Operations segment made repayments of $1.2 million and $2.6 million. As of September 30, 2021, the Other Operations debt had an outstanding balance of $19.5 million.

Compliance

At September 30, 2021, White Mountains was in compliance in all material respects with the covenants under all of its debt instruments.

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
White Mountains’s income tax expense related to pre-tax loss from continuing operations for the three and nine months ended September 30, 2021 represented an effective tax rate of (6.0)% and (12.4)%. The effective tax rate was different from the U.S. statutory rate of 21.0%, due to losses in jurisdictions with lower tax rates than the United States, a full valuation allowance on net deferred tax assets in certain U.S. operations, consisting of the WM Adams, Inc. consolidated tax group within the Other Operations segment and BAM, and state income taxes. For the nine months ended September 30, 2021, the effective rate was also different from the U.S. statutory rate of 21.0% due to additional tax expense related to the revaluation of U.K. deferred tax assets and liabilities. On June 10, 2021, the U.K. enacted an increase in its corporate tax rate from 19.0% to 25.0% for periods after April 1, 2023. On June 30, 2021, White Mountains increased its net U.K. deferred tax liability to reflect the higher tax rate on temporary differences projected to reverse after the new rate becomes effective.
White Mountains’s income tax expense related to pre-tax income from continuing operations for the three and nine months ended September 30, 2020 represented an effective tax rate of 30.7% and 33.7%. The effective tax rate was different from the U.S. statutory rate of 21.0% due to tax expense associated with the reorganization of the Guilford Holdings, Inc. consolidated U.S. tax group in preparation for the MediaAlpha IPO and state income taxes, partially offset by income generated in jurisdictions with lower tax rates than the United States. The additional tax expense associated with the reorganization of the Guilford Holdings, Inc. consolidated U.S. tax group within the Other Operations segment consisted of withholding taxes and the establishment of a partial valuation allowance on deferred tax assets of various service companies, other entities and investments.
In arriving at the effective tax rate for the three and nine months ended September 30, 2021 and 2020, White Mountains forecasted all income and expense items including the change in unrealized investment gains (losses) and realized investment gains (losses) for the years ending December 31, 2021 and 2020.
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

Note 9. Derivatives

NSM Interest Rate Swap

On June 15, 2018, NSM entered into an interest rate swap agreement to hedge its exposure to interest rate risk on $151.0 million of its USD denominated variable rate term loans under the NSM Bank Facility. Under the terms of the swap agreement, NSM pays a fixed-rate of 2.97% and receives a variable rate, which is reset monthly, based on the then-current USD-LIBOR. As of September 30, 2021, the variable rate received by NSM under the swap agreement was 1.00%. Over the term of the swap, the notional amount decreases in accordance with the principal repayments NSM expects to make on its term loans. The interest rate swap is scheduled to mature on June 30, 2024.
As of September 30, 2021, $146.5 million of the outstanding term loans were hedged by the swap. For the three and nine months ended September 30, 2021, the weighted average effective interest rate on the outstanding term loans that were hedged, including the effect of the amortization of debt issuance costs and the effect of the interest rate swap, was 9.1%.
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
For the three and nine months ended September 30, 2021, White Mountains recognized net interest expense of $0.6 million and $1.9 million for the periodic net settlement payments on the swap. For the three and nine months ended September 30, 2020, White Mountains recognized net interest expense of $0.6 million and $1.9 million for the periodic net settlement payments on the swap. As of September 30, 2021 and December 31, 2020, the estimated fair value of the swap and the accrual of the periodic net settlement payments recorded in other liabilities was $6.0 million and $8.2 million. There was no ineffectiveness in the hedge for the three and nine months ended September 30, 2021 and 2020. For the three and nine months ended September 30, 2021, the $(0.6) million and $(2.2) million change in the fair value of the swap is included within White Mountains’s accumulated other comprehensive income (loss). For the three and nine months ended September 30, 2020, the $0.5 million and $(2.3) million change in the fair value of the swap is included within White Mountains’s accumulated other comprehensive income (loss).

NSM Interest Rate Cap

On June 4, 2020, NSM entered into an interest rate cap agreement to limit its exposure to the risk of interest rate increases on the GBP denominated term loan under the NSM Bank Facility. The notional amount of the interest rate cap is £42.5 million ($52.4 million based upon the foreign exchange spot rate as of the date of the transaction) and the termination date is June 4, 2022. On August 18, 2020, NSM entered into a separate interest rate cap agreement to extend the term of the original interest rate cap agreement by one year. The second interest rate cap agreement has an effective date of June 15, 2022 and a termination date of June 15, 2023.
NSM paid total initial premiums of $0.1 million for the interest rate caps. Under the terms of the interest rate cap agreements, if the GBP-LIBOR rate at the measurement date exceeds 1.25%, NSM will receive payments from the counterparty equal to the GBP-LIBOR rate, less the 1.25% cap rate. As of September 30, 2021, the GBP-LIBOR rate was 0.08%.
NSM accounts for the interest rate caps as derivatives at fair value, with changes in fair value recognized in current period earnings within interest expense. For the three and nine months ended September 30, 2021, White Mountains recognized a negligible amount related to the change in fair value on the interest rate caps within interest expense. For the three and nine months ended September 30, 2020, White Mountains recognized a change in fair value of $(0.1) million on the interest rate caps within interest expense. As of September 30, 2021 and December 31, 2020, the estimated fair value of the caps recorded in other assets was less than $0.1 million.

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
In the second quarter of 2018, Fidus Re was initially capitalized by the issuance of $100.0 million of insurance linked securities (the “Fidus Re 2018 Agreement”). The proceeds from issuance were placed in a collateral trust supporting Fidus Re’s obligations to BAM. The insurance linked securities were issued by Fidus Re with an initial term of 12 years and are callable five years after the date of issuance. Under the Fidus Re 2018 Agreement, Fidus Re reinsures 90% of aggregate losses exceeding $165.0 million on a portion of BAM’s financial guarantee portfolio (the “2018 Covered Portfolio”) up to a total reimbursement of $100.0 million. The Fidus Re 2018 Agreement does not provide coverage for losses in excess of $276.1 million. The 2018 Covered Portfolio consists of approximately 36% of BAM’s portfolio of financial guaranty policies issued through September 30, 2021.
In the first quarter of 2021, Fidus Re issued an additional $150.0 million of insurance linked securities (the “Fidus Re 2021 Agreement”) with an initial term of 12 years and are callable five years after the date of issuance. Under the Fidus Re 2021 Agreement, Fidus Re reinsures 90% of aggregate losses exceeding $135.0 million on a portion of BAM’s financial guarantee portfolio (the “2021 Covered Portfolio”) up to a total reimbursement of $150.0 million. The Fidus Re 2021 Agreement does not provide coverage for losses in excess of $301.7 million. The 2021 Covered Portfolio consists of approximately 40% of BAM’s portfolio of financial guaranty policies issued through September 30, 2021.
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
On a monthly basis, BAM deposits cash equal to ceded premiums, net of ceding commissions, due to HG Re under the FLRT directly into the Regulation 114 Trust. The Regulation 114 Trust target balance is equal to gross ceded unearned premiums and unpaid ceded loss and LAE expenses, if any. If, at the end of any quarter, the Regulation 114 Trust balance is below the target balance, funds will be withdrawn from the Supplemental Trust and deposited into the Regulation 114 Trust in an amount equal to the shortfall. If, at the end of any quarter, the Regulation 114 Trust balance is above 102% of the target balance, funds will be withdrawn from the Regulation 114 Trust and deposited into the Supplemental Trust. The Regulation 114 Trust balance as of September 30, 2021 and December 31, 2020 was $241.0 million and $222.8 million.
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
As the BAM Surplus Notes are repaid over time, the BAM Surplus Notes will be replaced in the Supplemental Trust by cash and fixed income securities. The Supplemental Trust balance as of September 30, 2021 and December 31, 2020 was $603.8 million and $604.3 million.
As of September 30, 2021 and December 31, 2020, the Collateral Trusts held assets of $844.8 million and $827.1 million, which included $449.7 million and $434.5 million of cash and investments, $388.2 million and $388.2 million of BAM Surplus Notes and $6.9 million and $4.4 million of interest receivable on the BAM Surplus Notes.

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
During the three and nine months ended September 30, 2021, BAM made no repayments of the BAM Surplus Notes or accrued interest.
As of September 30, 2021 and December 31, 2020, the principal balance on the BAM Surplus Notes was $388.2 million and $388.2 million and total interest receivable on the BAM Surplus Notes was $164.8 million and $155.7 million.

Insured Obligations and Premiums

The following table presents a schedule of BAM’s insured obligations as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Contracts outstanding	11,877	10,997
Remaining weighted average contract period outstanding (in years)	10.7	10.7
Contractual debt service outstanding (in millions):
Principal	$83,829.0	$75,287.7
Interest	39,528.4	36,448.8
Total debt service outstanding	$123,357.4	$111,736.5

Gross unearned insurance premiums (in millions)	$257.0	$237.5

The following table presents a schedule of BAM’s future premium revenues as of September 30, 2021:

Millions	September 30, 2021
October 1, 2021 - December 31, 2021	$6.2

January 1, 2022 - March 31, 2022	6.1
April 1, 2022 - June 30, 2022	6.1
July 1, 2022 - September 30, 2022	6.0
October 1, 2022 - December 31, 2022	5.9
Total 2022	24.1

2023	22.8
2024	21.1
2025	19.6
2026	18.1
2027 and thereafter	145.1
Total gross unearned insurance premiums	$257.0

The following table presents a schedule of written premiums and earned premiums included in White Mountains’s HG Global/BAM segment for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2021	2020	2021	2020
Written premiums:
Direct	$12.8	$14.4	$34.5	$45.5
Assumed	—	—	4.5	.1
Gross written premiums (1)	$12.8	$14.4	$39.0	$45.6
Earned premiums:
Direct	$5.9	$5.3	$16.8	$14.5
Assumed	.8	.9	2.8	2.7
Gross earned premiums (1)	$6.7	$6.2	$19.6	$17.2
(1) There are no ceded premium amounts in the periods presented. Gross written premiums and Gross earned premium are equivalent to net written premiums and net earned premiums.

In the second quarter of 2020, BAM assumed a municipal bond guarantee contract with a par value of $36.9 million through an endorsement to the facultative quota share reinsurance agreement.
In January 2021, BAM entered into a 100% facultative quota share reinsurance agreement under which it assumed a portfolio of municipal bond guarantee contracts with a par value of $0.8 billion.

None of the contracts assumed were non-performing and no loss reserves have been established for any of the contracts, either as of the transaction dates or as of September 30, 2021. The agreements, which cover future claims exposure only, meet the risk transfer criteria under ASC 944-20, Insurance Activities and accordingly have been accounted for as reinsurance.

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
The following table presents the Company’s computation of earnings per share from continuing operations for the three and nine months ended September 30, 2021 and 2020. See Note 19 — “Held for Sale and Discontinued Operations”.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Basic and diluted earnings per share numerators (in millions):
Net (loss) income attributable to White Mountains’s common shareholders	$(371.4)	$232.9	$(308.2)	$219.5
Less: total income (loss) from discontinued operations, net of tax	—	(.7)	18.7	(.8)
Net (loss) income from continuing operations attributable to White Mountains’s common shareholders	$(371.4)	$233.6	$(326.9)	$220.3
Allocation of losses (earnings) to participating restricted common shares (1)	4.5	(3.2)	3.8	(2.9)
Basic and diluted (losses) earnings per share numerators	$(366.9)	$230.4	$(323.1)	$217.4
Basic earnings per share denominators (in thousands):
Total average common shares outstanding during the period	3,090.3	3,101.8	3,099.4	3,129.0
Average unvested restricted common shares(2)	(37.8)	(43.1)	(36.0)	(40.0)
Basic earnings (losses) per share denominator	3,052.5	3,058.7	3,063.4	3,089.0
Diluted earnings per share denominator (in thousands):
Total average common shares outstanding during the period	3,090.3	3,101.8	3,099.4	3,129.0
Average unvested restricted common shares (2)	(37.8)	(43.1)	(36.0)	(40.0)
Diluted earnings (losses) per share denominator	3,052.5	3,058.7	3,063.4	3,089.0
Basic and diluted earnings per share (in dollars) - continuing operations:
Distributed earnings - dividends declared and paid	$—	$—	$1.00	$1.00
Undistributed (losses) earnings	(120.18)	75.32	(106.48)	69.40
Basic and diluted (losses) earnings per share	$(120.18)	$75.32	$(105.48)	$70.40
(1) Restricted shares issued by White Mountains receive dividends, and therefore, are considered participating securities.
(2) Restricted shares outstanding vest upon a stated date. See Note 12 — “Employee Share-Based Incentive Compensation Plans”.

The following table presents the undistributed net earnings (losses) from continuing operations for the three and nine months ended September 30, 2021 and 2020. See Note 19 — “Held for Sale and Discontinued Operations”.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2021	2020	2021	2020
Undistributed net earnings (losses) - continuing operations:
Net (losses) earnings attributable to White Mountains’s common shareholders, net of restricted common share amounts	$(366.9)	$230.4	$(323.1)	$217.4
Dividends declared, net of restricted common share amounts (1)	—	—	(3.1)	(3.1)
Total undistributed net (losses) earnings, net of restricted common share amounts	$(366.9)	$230.4	$(326.2)	$214.3
(1) Restricted shares issued by White Mountains receive dividends, and are therefore considered participating securities.

Note 12. Employee Share-Based Incentive Compensation Plans

White Mountains’s Long-Term Incentive Plan (the “WTM Incentive Plan”) provides for grants of various types of share-based and non-share-based incentive awards to key employees of White Mountains. As of September 30, 2021, White Mountains’s share-based compensation incentive awards consist of performance shares and restricted shares.

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
The following table presents the performance share activity for the three and nine months ended September 30, 2021 and 2020 for performance shares granted under the WTM Incentive Plan:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	41,252	$45.7	42,458	$15.8	42,458	$56.3	42,473	$43.7
Shares paid (1)	(219)	(.6)	—	—	(14,336)	(35.2)	(14,070)	(27.7)
New grants	—	—	—	—	13,475	—	14,055	—
Forfeitures and cancellations (2)	(205)	.2	—	(.3)	(769)	.4	—	.1
Expense recognized	—	(6.5)	—	13.6	—	17.3	—	13.0
End of period	40,828	$38.8	42,458	$29.1	40,828	$38.8	42,458	$29.1
(1) WTM performance share payments in 2021 for the 2018-2020 performance cycle, which were paid in cash in March 2021 at 200% of target.  WTM performance share payments in 2020 for the 2017-2019 performance cycle, which were paid in cash in March 2020, ranged from 174% to 180% of target.
(2) Amounts include changes in assumed forfeitures, as required under GAAP.

During the nine months ended September 30, 2021, White Mountains granted 13,475 performance shares for the 2021-2023 performance cycle. During the nine months ended September 30, 2020, White Mountains granted 14,055 performance shares for the 2020-2022 performance cycle.
All performance shares earned were settled in cash. If all the outstanding WTM performance shares had vested on September 30, 2021, the total additional compensation cost to be recognized would have been $17.2 million, based on accrual factors (common share price and payout assumptions) as of September 30, 2021.

The following table presents performance shares outstanding and accrued expense for performance shares awarded under the WTM Incentive Plan as of September 30, 2021 for each performance cycle:

	Nine Months Ended September 30, 2021
Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense
Performance cycle:
2019 – 2021	14,625	$24.4
2020 – 2022	13,350	13.4
2021 – 2023	13,475	1.6
Sub-total	41,450	39.4
Assumed forfeitures	(622)	(.6)
September 30, 2021	40,828	$38.8

Restricted Shares

Restricted shares are grants of a specified number of common shares that generally vest at the end of a 34-month service period. The following table presents the unrecognized compensation cost associated with the outstanding restricted share awards for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
Millions, except share amounts	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value
Non-vested,
Beginning of period	38,280	$23.2	43,105	$23.0	43,105	$15.2	43,395	$16.7
Issued	—	—	—	—	13,475	16.1	14,055	15.1
Vested	(219)	—	—	—	(17,936)	—	(14,345)	—
Forfeited	(211)	(.2)	—	—	(794)	(.8)	—	—
Expense recognized	—	(3.6)	—	(3.6)	—	(11.1)	—	(12.4)
End of period	37,850	$19.4	43,105	$19.4	37,850	$19.4	43,105	$19.4

During the nine months ended September 30, 2021, White Mountains issued 13,475 restricted shares that vest on January 1, 2024. During the nine months ended September 30, 2020, White Mountains issued 14,055 restricted shares that vest on January 1, 2023. The unamortized issue date fair value as of September 30, 2021 is expected to be recognized ratably over the remaining vesting periods.

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
As of September 30, 2021 and December 31, 2020, the right of use (“ROU”) asset was $42.9 million and $37.6 million and lease liabilities were $45.9 million and $38.3 million.
The following table summarizes net lease expense recognized in White Mountains’s consolidated statement of operations for the three and nine months ended September 30, 2021 and 2020:

Millions	Three Months Ended September 30,		Nine Months Ended September 30,
Lease Cost	2021	2020	2021	2020
Lease cost	$2.7	$1.6	$7.2	$5.7
Less: sublease income	.1	.1	.3	.3
Net lease cost	$2.6	$1.5	$6.9	$5.4

The following table presents the contractual maturities of the lease liabilities associated with White Mountains’s operating lease agreements as of September 30, 2021:

Millions	As of September 30, 2021
Remainder of 2021	$2.0
2022	10.8
2023	9.8
2024	8.5
2025	6.7
Thereafter	16.4
Total undiscounted lease payments	54.2
Less: present value adjustment	8.3
Operating lease liability	$45.9

The following tables present lease related assets and liabilities by reportable segment as of September 30, 2021 and December 31, 2020:

	As of September 30, 2021
Millions	HG/BAM	Ark	NSM	Kudu	Other Operations	Total	Weighted Average Incremental Borrowing Rate (1)
ROU lease asset	$8.0	$7.0	$13.8	$6.7	$7.4	$42.9	5.0%
Lease liability	$8.6	$7.0	$15.0	$7.1	$8.2	$45.9
(1) The present value of the remaining lease payments was determined by discounting the lease payments using the incremental borrowing rate.

	As of December 31, 2020
Millions	HG/BAM	NSM	Kudu	Other Operations	Total	Weighted Average Incremental Borrowing Rate (1)
ROU lease asset	$10.1	$17.1	$2.0	$8.4	$37.6	4.6%
Lease liability	$10.1	$17.1	$2.0	$9.1	$38.3
(1) The present value of the remaining lease payments was determined by discounting the lease payments using the incremental borrowing rate.

Note 14. Non-controlling Interests

Non-controlling interests consist of the ownership interests of non-controlling shareholders in consolidated entities and are presented separately on the balance sheet.
The following table presents the balance of non-controlling interests included in White Mountains’s total equity and the related percentage of each consolidated entity’s total equity owned by non-controlling shareholders as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
$ in Millions	Non-controlling Percentage	Non-controlling Equity	Non-controlling Percentage	Non-controlling Equity
Non-controlling interests, excluding BAM
HG Global	3.1%	$10.1	3.1%	$13.5
Ark	28.0%	216.1	—%	—
NSM	3.5%	16.5	3.4%	17.0
Kudu	.7%	3.1	.7%	2.3
Other	various	12.1	various	2.4
Total, excluding BAM		257.9		35.2
BAM	100.0%	(125.3)	100.0%	(123.3)
Total non-controlling interests		$132.6		$(88.1)

Note 15. Segment Information

As of September 30, 2021, White Mountains conducted its operations through five segments: (1) HG Global/BAM, (2) Ark, (3) NSM, (4) Kudu and (5) Other Operations. A discussion of White Mountains’s consolidated investment operations is included after the discussion of operations by segment.
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
The following tables present the financial information for White Mountains’s segments:

Millions	HG Global/ BAM	Ark	NSM	Kudu	Other Operations	Total
Three Months Ended September 30, 2021
Earned insurance premiums	$6.7	$213.4	$—	$—	$—	$220.1
Net investment income	4.4	.6	—	9.5	5.0	19.5
Net realized and unrealized investment (losses) gains	(4.0)	.3	—	18.9	15.3	30.5
Net realized and unrealized investment losses from investment in MediaAlpha	—	—	—	—	(396.8)	(396.8)
Commission revenues	—	—	67.0	—	2.4	69.4
Other revenue	.3	3.4	15.3	.1	28.1	47.2
Total revenues	7.4	217.7	82.3	28.5	(346.0)	(10.1)
Loss and loss adjustment expenses	—	129.2	—	—	—	129.2
Insurance acquisition expenses	3.0	53.7	—	—	—	56.7
Cost of sales	—	—	—	—	24.0	24.0
General and administrative expenses	12.4	21.8	48.8	3.3	14.5	100.8
Broker commission expense	—	—	20.4	—	—	20.4
Change in fair value of contingent consideration liabilities	—	—	.6	—	—	.6
Amortization of other intangible assets	—	—	8.2	—	2.0	10.2
Interest expense	—	2.1	5.9	1.9	.4	10.3
Total expenses	15.4	206.8	83.9	5.2	40.9	352.2
Pre-tax (loss) income	$(8.0)	$10.9	$(1.6)	$23.3	$(386.9)	$(362.3)

Millions	HG Global/ BAM	NSM	Kudu	Other Operations	Total
Three Months Ended September 30, 2020
Earned insurance premiums	$6.2	$—	$—	$—	$6.2
Net investment income	4.7	—	6.4	60.1	71.2
Net realized and unrealized investment gains	3.2	—	9.8	43.6	56.6
Net unrealized investment gains from investment in MediaAlpha	—	—	—	250.0	250.0
Commission revenues	—	58.2	—	2.1	60.3
Other revenue	.4	12.5	.1	2.2	15.2
Total revenues	14.5	70.7	16.3	358.0	459.5
Insurance acquisition expenses	1.6	—	—	—	1.6
Cost of sales	—	—	—	2.3	2.3
General and administrative expenses	14.0	42.9	2.2	44.3	103.4
Broker commission expense	—	17.1	—	—	17.1
Change in fair value of contingent consideration liabilities	—	.7	—	—	.7
Amortization of other intangible assets	—	5.1	.1	.2	5.4
Interest expense	—	6.1	1.4	.3	7.8
Total expenses	15.6	71.9	3.7	47.1	138.3
Pre-tax (loss) income	$(1.1)	$(1.2)	$12.6	$310.9	$321.2

Millions	HG Global/ BAM	Ark	NSM	Kudu	Other Operations	Total
Nine Months Ended September 30, 2021
Earned insurance premiums	$19.6	$435.8	$—	$—	$—	$455.4
Net investment income	13.2	1.8	—	26.1	16.1	57.2
Net realized and unrealized investment (losses) gains	(15.6)	10.3	—	62.5	34.0	91.2
Net realized and unrealized investment losses from investment in MediaAlpha	—	—	—	—	(325.5)	(325.5)
Commission revenues	—	—	194.6	—	7.0	201.6
Other revenue	.9	9.4	46.8	.2	57.6	114.9
Total revenues	18.1	457.3	241.4	88.8	(210.8)	594.8
Loss and loss adjustment expenses	—	247.8	—	—	—	247.8
Insurance acquisition expenses	6.5	124.4	—	—	—	130.9
Cost of sales	—	—	—	—	45.9	45.9
General and administrative expenses	42.7	84.4	142.1	9.0	79.7	357.9
Broker commission expense	—	—	60.9	—	—	60.9
Change in fair value of contingent consideration liabilities	—	—	.8	—	—	.8
Amortization of other intangible assets	—	—	25.0	.2	2.9	28.1
Loss on assets held for sale	—	—	28.7	—	—	28.7
Interest expense	—	4.5	17.7	9.2	1.1	32.5
Total expenses	49.2	461.1	275.2	18.4	129.6	933.5
Pre-tax (loss) income	$(31.1)	$(3.8)	$(33.8)	$70.4	$(340.4)	$(338.7)

Millions	HG Global/ BAM	NSM	Kudu	Other Operations	Total
Nine Months Ended September 30, 2020
Earned insurance premiums	$17.2	$—	$—	$—	$17.2
Net investment income	15.1	—	19.3	79.3	113.7
Net realized and unrealized investment gains (losses)	23.7	—	1.5	(17.4)	7.8
Net unrealized investment gains from investment in MediaAlpha	—	—	—	295.0	295.0
Commission revenues	—	174.2	—	6.1	180.3
Other revenue	2.1	37.6	.2	6.0	45.9
Total revenues	58.1	211.8	21.0	369.0	659.9
Insurance acquisition expenses	5.4	—	—	—	5.4
Cost of sales	—	—	—	6.5	6.5
General and administrative expenses	41.4	131.0	7.5	87.1	267.0
Broker commission expense	—	56.4	—	—	56.4
Change in fair value of contingent consideration liabilities	—	(1.6)	—	—	(1.6)
Amortization of other intangible assets	—	16.2	.3	.6	17.1
Interest expense	—	16.1	4.3	.8	21.2
Total expenses	46.8	218.1	12.1	95.0	372.0
Pre-tax income (loss)	$11.3	$(6.3)	$8.9	$274.0	$287.9

In compliance with ASC 606, Revenues from Contracts with Customers, the following tables present White Mountains’s total revenues by revenue source for the three and nine months ended September 30, 2021 and 2020:

Millions	HG Global/BAM	Ark	NSM	Kudu	Other Operations	Total
Three Months Ended September 30, 2021
Commission and other revenue
Specialty Transportation (1)	$—	$—	$25.7	$—	$—	$25.7
Real Estate	—	—	6.2	—	—	6.2
Social Services	—	—	10.2	—	—	10.2
Pet	—	—	19.9	—	—	19.9
United Kingdom	—	—	13.0	—	—	13.0
Other	—	—	7.3	—	2.4	9.7
Total commission and other revenue	—	—	82.3	—	2.4	84.7
Product and service revenues	—	—	—	—	28.2	28.2
Revenues from contracts with customers	—	—	82.3	—	30.6	112.9
Other (2)	7.4	217.7	—	28.5	(376.6)	(123.0)
Total revenues	$7.4	$217.7	$82.3	$28.5	$(346.0)	$(10.1)
(1)    Includes the results of J.C. Taylor from August 6, 2021, the date of the J.C. Taylor transaction.
(2)    Other consists of premiums, investment income, investment gains and losses and other revenues outside the scope of ASC 606, Revenues from Contracts with Customers.

Millions	HG Global/BAM	NSM	Kudu	Other Operations	Total
Three Months Ended September 30, 2020
Commission and other revenue
Specialty Transportation	$—	$21.9	$—	$—	$21.9
Real Estate	—	6.0	—	—	6.0
Social Services	—	8.6	—	—	8.6
Pet	—	14.7	—	—	14.7
United Kingdom	—	13.9	—	—	13.9
Other	—	5.6	—	2.1	7.7
Total commission and other revenue	—	70.7	—	2.1	72.8
Product revenues	—	—	—	2.0	2.0
Revenues from contracts with customers	—	70.7	—	4.1	74.8
Other (1)	14.5	—	16.3	353.9	384.7
Total revenues	$14.5	$70.7	$16.3	$358.0	$459.5
(1) Other consists of premiums, investment income, investment gains and losses and other revenues outside the scope of ASC 606, Revenues from Contracts with Customers.

Millions	HG Global/BAM	Ark	NSM	Kudu	Other Operations	Total
Nine Months Ended September 30, 2021
Commission and other revenue
Specialty Transportation (1)	$—	$—	$73.0	$—	$—	$73.0
Real Estate	—	—	25.2	—	—	25.2
Social Services	—	—	26.2	—	—	26.2
Pet	—	—	55.6	—	—	55.6
United Kingdom	—	—	39.9	—	—	39.9
Other	—	—	21.5	—	7.0	28.5
Total commission and other revenue	—	—	241.4	—	7.0	248.4
Product and service revenues	—	—	—	—	57.5	57.5
Revenues from contracts with customers	—	—	241.4	—	64.5	305.9
Other (2)	18.1	457.3	—	88.8	(275.3)	288.9
Total revenues	$18.1	$457.3	$241.4	$88.8	$(210.8)	$594.8
(1)    Includes the results of J.C. Taylor from August 6, 2021, the date of the J.C. Taylor transaction.
(2)    Other consists of premiums, investment income, investment gains and losses and other revenues outside the scope of ASC 606, Revenues from Contracts with Customers.

Millions	HG Global/BAM	NSM	Kudu	Other Operations	Total
Nine Months Ended September 30, 2020
Commission and other revenue
Specialty Transportation	$—	$66.1	$—	$—	$66.1
Real Estate	—	32.7	—	—	32.7
Social Services	—	22.2	—	—	22.2
Pet	—	39.8	—	—	39.8
United Kingdom (2)	—	36.3	—	—	36.3
Other	—	14.7	—	6.1	20.8
Total commission and other revenue	—	211.8	—	6.1	217.9
Product revenues	—	—	—	6.4	6.4
Revenues from contracts with customers	—	211.8	—	12.5	224.3
Other (1)	58.1	—	21.0	356.5	435.6
Total revenues	$58.1	$211.8	$21.0	$369.0	$659.9
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
The following table presents the basic ownership interests and carrying values of White Mountains’s equity method eligible investments as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
Millions	Basic Ownership Interest	Carrying Value	Basic Ownership Interest	Carrying Value
Kudu Participation Contracts	3.2 - 32.7%	604.7	3.2 - 35.0%	400.6
Investment in MediaAlpha	28.4%	$316.4	35.0%	$802.2
PassportCard/DavidShield	53.8%	105.0	53.8%	95.0
Elementum Holdings, L.P.	29.7%	56.7	28.9%	55.1
Other equity method eligible investments, at fair value	Under 50.0%	95.6	Under 50.0%	132.2
Other equity method eligible investments, at fair value	50.0% and over	17.2	50.0% and over	15.2

For the three and nine months ended September 30, 2021, White Mountains received dividend and income distributions from equity method eligible investments of $13.0 million and $37.7 million, which were recorded within net investment income in the consolidated statement of operations. For the three and nine months ended September 30, 2020, White Mountains received dividend and income distributions from equity method eligible investments of $63.9 million and $85.3 million, which were recorded within net investment income in the consolidated statement of operations.
Subsequent to the MediaAlpha IPO, White Mountains’s investment in MediaAlpha is accounted for at fair value based on the publicly traded share price of MediaAlpha’s common stock and White Mountains presents its investment in MediaAlpha as a separate line item on the balance sheet. See Note 2 — “Significant Transactions”. For the nine months ended September 30, 2021 and 2020, MediaAlpha was considered a significant subsidiary.

The following tables present summarized financial information for MediaAlpha as of September 30, 2021 and December 31, 2020 and for the three and nine months ended September 30, 2021 and 2020:

Millions	September 30, 2021	December 31, 2020
Balance sheet data:
Total assets	$245.5	$210.3
Total liabilities	$318.4	$315.5

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2021	2020	2021	2020
Income statement data:
Total revenues	$152.7	$151.5	$483.7	$394.6
Total expenses	$157.0	$146.7	$488.2	$370.8
Net (loss) income	$(4.3)	$4.8	$(4.5)	$23.8

Note 17. Fair Value of Financial Instruments

    White Mountains records its financial instruments at fair value with the exception of debt obligations, which are recorded as debt at face value less unamortized original issue discount. See Note 7 — “Debt”.
    The following table presents the fair value and carrying value of these financial instruments as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
Millions	Fair Value	Carrying Value	Fair Value	Carrying Value
Ark 2007 Subordinated Notes	$42.0	$43.9	$—	$—
Ark 2021 Subordinated Notes	$163.1	$156.8	$—	$—
NSM Bank Facility	$300.6	$293.7	$279.3	$271.3
Other NSM debt	$1.3	$1.3	$1.3	$1.3
Kudu Credit Facility	$218.2	$195.6	$—	$—
Kudu Bank Facility	$—	$—	$89.3	$86.3
Other Operations debt	$20.5	$19.1	$18.8	$17.5

The fair value estimates for the Ark 2007 Subordinated Notes, the Ark 2021 Subordinated Notes, NSM Bank Facility, the Other NSM debt, the Kudu Credit Facility, the Kudu Bank Facility and Other Operations debt have been determined based on a discounted cash flow approach and are considered to be Level 3 measurements.

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
The following description presents significant legal contingencies, ongoing non-claims related litigation or arbitration as of September 30, 2021:

Esurance
On October 7, 2011, the Company completed the sale of its Esurance Holdings, Inc. and its subsidiaries and Answer Financial Inc. and its subsidiaries (collectively, “Esurance”) to The Allstate Corporation (“Allstate”) pursuant to a Stock Purchase Agreement dated as of May 17, 2011. Subject to specified thresholds and limits, the Company remains contingently liable to Allstate for specified matters related to the pre-closing period, including (a) losses of Esurance arising from extra-contractual claims and claims in excess of policy limits, (b) certain corporate reorganizations effected to remove entities from Esurance that were not being sold in the transaction, and (c) certain tax matters, including certain net operating losses being less than stated levels. No claims relating to these matters were outstanding as of September 30, 2021.

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

Note 19. Held for Sale and Discontinued Operations

Sirius Group

As of December 31, 2020, White Mountains recorded a liability of $18.7 million, related to the tax indemnification provided in connection with the sale of Sirius Group in 2016. For the nine months ended September 30, 2021, White Mountains recorded a gain of $17.6 million in discontinued operations to reverse the liability accrued as of December 31, 2020 and $1.1 million gain related to foreign currency translation. See Note 18 — “Commitments and Contingencies”.

NSM

On April 12, 2021, NSM completed the sale of the Fresh Insurance motor business for net proceeds of £1.1 million ($1.5 million based upon the foreign exchange spot rate as of the transaction date). The assets and liabilities included in the transaction, were measured at their estimated fair values, net of disposal and classified as held for sale at March 31, 2021. However, the transaction did not meet the criteria to be classified as discontinued operations. In the first quarter of 2021, NSM recorded a loss of $28.7 million related to the sale.

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
The following table presents the Company’s computation of earnings per share for discontinued operations for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Basic and diluted earnings per share numerators (in millions):
Net income (loss) attributable to White Mountains’s common shareholders	$(371.4)	$232.9	$(308.2)	$219.5
Less: total income (loss) from continuing operations, net of tax	(371.4)	233.6	(326.9)	220.3
Net (loss) gain from discontinued operations attributable to White Mountains’s common shareholders	$—	$(.7)	$18.7	$(.8)
Allocation of earnings to participating restricted common shares (1)	—	—	(.2)	—
Basic and diluted earnings(losses) per share numerators (2)	$—	$(.7)	$18.5	$(.8)
Basic earnings per share denominators (in thousands):
Total average common shares outstanding during the period	3,090.3	3,101.8	3,099.4	3,129.0
Average unvested restricted common shares (3)	(37.8)	(43.1)	(36.0)	(40.0)
Basic earnings per share denominator	3,052.5	3,058.7	3,063.4	3,089.0
Diluted earnings per share denominator (in thousands):
Total average common shares outstanding during the period	3,090.3	3,101.8	3,099.4	3,129.0
Average unvested restricted common shares (3)	(37.8)	(43.1)	(36.0)	(40.0)
Diluted earnings per share denominator	3,052.5	3,058.7	3,063.4	3,089.0
Basic and diluted earnings (losses) per share (in dollars) - discontinued operations:	$—	$(.23)	$6.03	$(.26)
(1) Restricted shares issued by White Mountains contain dividend participation features, and therefore, are considered participating securities.
(2) Net earnings attributable to White Mountains’s common shareholders, net of restricted share amounts, is equal to undistributed earnings for the three and nine months ended September 30, 2021 and 2020.
(3) Restricted common shares outstanding vest upon a stated date. See Note 12 — “Employee Share-Based Incentive Compensation Plans”.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains “forward-looking statements”. White Mountains intends statements that are not historical in nature, which are hereby identified as forward-looking statements, to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. White Mountains cannot promise that its expectations in such forward-looking statements will turn out to be correct. White Mountains’s actual results could be materially different from and worse than its expectations. See “FORWARD-LOOKING STATEMENTS” on page 91 for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements.
The following discussion also includes twelve non-GAAP financial measures: (i) adjusted book value per share, (ii) BAM’s gross written premiums and member surplus contributions (“MSC”) from new business, (iii) Ark’s adjusted loss and loss adjustment expense ratio, (iv) Ark’s adjusted insurance acquisition expense ratio, (v) Ark’s adjusted other underwriting expense ratio, (vi) Ark’s adjusted combined ratio (vii) NSM’s earnings before interest, taxes, depreciation and amortization (“EBITDA”), (viii) NSM’s adjusted EBITDA, (ix) Kudu’s EBITDA, (x) Kudu’s adjusted EBITDA, (xi) total consolidated portfolio returns excluding MediaAlpha and (xii) adjusted capital, that have been reconciled from their most comparable GAAP financial measures on page 85. White Mountains believes these measures to be useful in evaluating White Mountains’s financial performance and condition.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

Overview
White Mountains reported book value per share of $1,162 and adjusted book value per share of $1,176 as of September 30, 2021. Book value per share and adjusted book value per share both decreased 9% in the third quarter of 2021. Book value per share decreased 8% and adjusted book value per share decreased 7% in the first nine months of 2021, including dividends. Book value per share and adjusted book value per share both increased 8% in the third quarter of 2020. Book value per share increased 7% and adjusted book value per share increased 8% in the first nine months of 2020, including dividends.
Results in the third quarter and first nine months of 2021 were driven primarily by $397 million and $326 million of net realized and unrealized investment losses from White Mountains’s investment in MediaAlpha, resulting from decreases in the MediaAlpha share price (from $39.07 as of December 31, 2020 and from $42.10 as of June 30, 2021) to $18.68 as of September 30, 2021. Results in the first nine months of 2021 also included realized investment gains on shares sold in a secondary offering completed by MediaAlpha. On March 23, 2021, MediaAlpha completed a secondary offering of 8.05 million shares at $46.00 per share ($44.62 per share net of underwriting fees). In the secondary offering, White Mountains sold 3.6 million shares for net proceeds of $160 million. As of September 30, 2021, White Mountains owned 16.9 million shares of MediaAlpha, representing a 28% basic ownership interest (26% on a fully-diluted/fully-converted basis). At the September 30, 2021 closing price of $18.68 per share, the value of White Mountains’s investment in MediaAlpha was $316 million. At this level of ownership, each $1.00 per share increase or decrease in the share price of MediaAlpha will result in an approximate $5.60 per share increase or decrease in White Mountains’s book value per share and adjusted book value per share.
Excluding net realized and unrealized investment losses from White Mountains’s investment in MediaAlpha, book value and adjusted book value both increased in the third quarter and first nine months of 2021, reflecting solid performance within White Mountains’s operating businesses.
Gross written premiums and MSC collected in the HG Global/BAM segment totaled $28 million and $84 million in the third quarter and first nine months of 2021 compared to $30 million and $93 million in the third quarter and first nine months of 2020. BAM insured municipal bonds with par value of $4.0 billion and $12.6 billion in the third quarter and first nine months of 2021 compared to $4.7 billion and $11.8 billion in the third quarter and first nine months of 2020. Total pricing was 69 and 66 basis points in the third quarter and first nine months of 2021 compared to 63 and 79 basis points in the third quarter and first nine months of 2020. BAM’s total claims paying resources were $1,181 million as of September 30, 2021 compared to $987 million as of December 31, 2020 and $968 million as of September 30, 2020. In the first quarter of 2021, BAM completed a reinsurance agreement with Fidus Re that increased BAM’s claims paying resources by $150 million. In July 2021, S&P Global Ratings completed its annual review and affirmed BAM’s “AA/stable” rating.

Ark’s GAAP combined ratio was 92% and 95% in the third quarter and first nine months of 2021. Ark’s adjusted combined ratio, which adds back amounts ceded to third-party capital providers, was 89% and 93% in the third quarter and first nine months of 2021. The adjusted combined ratio in the third quarter and first nine months of 2021 included 21 points and 16 points of catastrophe losses and six points and five points of net favorable prior year reserve development. In the third quarter of 2021 Ark reported gross written premiums of $162 million, net written premiums of $121 million and net earned premiums of $213 million. Ark’s gross written premiums in the third quarter of 2021 were up 79% from the third quarter of 2020 (prior to White Mountains’s ownership of Ark), with risk-adjusted rate change approximately up 7%. In the first nine months of 2021, Ark reported gross written premiums of $895 million, net written premiums of $726 million and net earned premiums of $436 million. Ark’s gross written premiums in the first nine months of 2021 were up 90% from the first nine months of 2020 (prior to White Mountains’s ownership of Ark), with risk-adjusted rate change up approximately 9%. Ark reported pre-tax income (loss) of $11 million and $(4) million in the third quarter and first nine months of 2021. Ark’s pre-tax loss for the first nine months of 2021 included $25 million of transaction expenses related to White Mountains’s transaction with Ark.
NSM reported pre-tax loss of $2 million, adjusted EBITDA of $19 million, and commission and other revenues of $82 million in the third quarter of 2021 compared to pre-tax loss of $1 million, adjusted EBITDA of $15 million, and commission and other revenues of $71 million in the third quarter of 2020. NSM reported pre-tax loss of $34 million, adjusted EBITDA of $53 million, and commission and other revenues of $241 million in the first nine months of 2021 compared to pre-tax loss of $6 million, adjusted EBITDA of $44 million, and commission and other revenues of $212 million in the first nine months of 2020. On April 12, 2021, NSM sold its Fresh Insurance motor business, which resulted in a loss of $29 million recorded in the first quarter of 2021. Results in the third quarter and first nine months of 2021 include the results of J.C. Taylor, an MGA offering classic and antique collector car insurance, from August 6, 2021, the date of its acquisition. Results in the third quarter and first nine months of 2021 and 2020 include the results of Kingsbridge Group Limited, a leading provider of commercial lines insurance and consulting services to the contingent workforce in the United Kingdom, from April 7, 2020, the date of its acquisition.
Kudu reported pre-tax income of $23 million, adjusted EBITDA of $7 million and total revenues of $29 million in the third quarter of 2021 compared to pre-tax income of $13 million, adjusted EBITDA of $5 million and total revenues of $16 million in the third quarter of 2020. Pre-tax income and total revenues in the third quarter of 2021 included $19 million of net unrealized investment gains on Kudu’s participation contracts compared to $10 million of net unrealized investment gains on Kudu’s participation contracts in the third quarter of 2020. Kudu reported pre-tax income of $70 million, adjusted EBITDA of $19 million and total revenues of $89 million in the first nine months of 2021 compared to pre-tax loss of $9 million, adjusted EBITDA of $14 million and total revenues of $21 million in the first nine months of 2020. Pre-tax income and total revenues in the first nine months of 2021 included $63 million of net unrealized investment gains on Kudu’s participation contracts compared to $2 million of net unrealized investment gains on Kudu’s participation contracts in the first nine months of 2020. In the third quarter of 2021, Kudu deployed $131 million, including transaction costs, in two investment management firms.
White Mountains’s pre-tax total consolidated portfolio return on invested assets was -8.0% in the third quarter of 2021. This return included $397 million of net unrealized investment losses from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total consolidated portfolio return on invested assets was 1.4% in the third quarter of 2021. Excluding MediaAlpha, investment returns in the third quarter were driven primarily by favorable other long-term investments results. White Mountains’s pre-tax total consolidated portfolio return on invested assets was 13.5% in the third quarter of 2020. This return included $305 million of net investment income and unrealized investment gains from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total consolidated portfolio return on invested assets was 2.8% in the third quarter of 2020. Excluding MediaAlpha, investment returns in the third quarter of 2020 were driven primarily by a rebound in equity markets following the decline experienced in the first quarter of 2020 in reaction to the COVID-19 pandemic.
White Mountains’s pre-tax total consolidated portfolio return on invested assets was -3.7% in the first nine months of 2021. This return included $325 million of net realized and unrealized investment losses from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total consolidated portfolio return on invested assets was 4.6% in first nine months of 2021. Excluding MediaAlpha, investment returns in the third quarter were driven primarily by favorable other long-term investment results. White Mountains’s pre-tax total consolidated portfolio return on invested assets was 15.4% in the first nine months of 2020. This return included $355 million of net investment income and unrealized investment gains from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total consolidated portfolio return on invested assets was 2.8% in the first nine months of 2020. Excluding MediaAlpha, returns in the first nine months of 2020 were driven primarily by the impact of the decline in interest rates on fixed income markets.

Adjusted Book Value Per Share
The following table presents White Mountains’s book value per share and reconciles it to adjusted book value per share, a non-GAAP measure. See NON-GAAP FINANCIAL MEASURES on page 85.

	September 30, 2021	June 30, 2021	December 31, 2020	September 30, 2020
Book value per share numerators (in millions):
White Mountains’s common shareholders’ equity - GAAP book value per share numerator	$3,521.7	$3,978.2	$3,906.0	$3,407.7
Time value of money discount on expected future payments on the BAM Surplus Notes (1)	(128.0)	(132.8)	(142.5)	(144.3)
HG Global’s unearned premium reserve (1)	206.8	201.5	190.0	181.0
HG Global’s net deferred acquisition costs (1)	(58.1)	(56.3)	(52.4)	(49.5)
Adjusted book value per share numerator	$3,542.4	$3,990.6	$3,901.1	$3,394.9
Book value per share denominators (in thousands of shares):
Common shares outstanding - GAAP book value per share denominator	3,029.6	3,109.2	3,102.0	3,102.0
Unearned restricted common shares	(17.0)	(20.6)	(14.8)	(19.3)
Adjusted book value per share denominator	3,012.6	3,088.6	3,087.2	3,082.7
GAAP book value per share	$1,162.44	$1,279.49	$1,259.18	$1,098.56
Adjusted book value per share	$1,175.86	$1,292.03	$1,263.64	$1,101.28
Year-to-date dividends paid per share	$1.00	$1.00	$1.00	$1.00
(1) Amount reflects White Mountains’s preferred share ownership in HG Global of 96.9%.

Goodwill and Other Intangible Assets
The following table presents a summary of goodwill and other intangible assets that are included in White Mountains’s book value as of September 30, 2021, December 31, 2020, and September 30, 2020:

Millions	September 30, 2021		June 30, 2021		December 31, 2020	September 30, 2020
Goodwill:
Ark	$116.8		$116.8		$—	$—
NSM	529.6	(2)	477.9		506.4	511.8	(4)
Kudu	7.6		7.6		7.6	7.6
Other Operations	17.4		27.1	(3)	11.5	20.7	(5)
Total goodwill	671.4		629.4		525.5	540.1
Other intangible assets:
Ark	175.7		175.7		—	—
NSM	205.2		213.7		230.4	218.5
Kudu	1.4		1.5		1.6	1.7
Other Operations	31.3		23.9		24.9	16.0
Total other intangible assets	413.6		414.8		256.9	236.2
Total goodwill and other intangible assets (1)	1,085		1,044.2		782.4	776.3
Goodwill and other intangible assets attributed to non-controlling interests	(118.0)		(115.9)		(28.1)	(27.1)
Goodwill and other intangible assets included in White Mountains’s common shareholders’ equity	$967.0		$928.3		$754.3	$749.2
(1) See Note 4 — “Goodwill and Other Intangible Assets” for details of goodwill and other intangible assets.
(2) The relative fair values of goodwill and other intangible assets recognized in connection with the acquisition of J.C. Taylor had not yet been finalized at September 30, 2021.
(3) The relative fair values of goodwill and other intangible assets recognized in connection with an acquisition within Other Operations had not yet been finalized at June 30, 2021.
(4) The relative fair values of goodwill and other intangible assets recognized in connection with the acquisition of Kingsbridge had not yet been finalized at September 30, 2020.
(5) The relative fair values of goodwill and other intangible assets recognized in connection with an acquisition within Other Operations had not yet been finalized at September 30, 2020.

Summary of Consolidated Results

The following table presents White Mountains’s consolidated financial results for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2021	2020	2021	2020
Revenues
Financial Guarantee revenues	$7.4	$14.5	$18.1	$58.1
P&C Insurance and Reinsurance revenues	217.7	—	457.3	—
Specialty Insurance Distribution revenues	82.3	70.7	241.4	211.8
Asset Management revenues	28.5	16.3	88.8	21.0
Other Operations revenues	(346.0)	358.0	(210.8)	369.0
Total revenues	(10.1)	459.5	594.8	659.9
Expenses
Financial Guarantee expenses	15.4	15.6	49.2	46.8
P&C Insurance and Reinsurance expenses	206.8	—	461.1	—
Specialty Insurance Distribution expenses	83.9	71.9	275.2	218.1
Asset Management expenses	5.2	3.7	18.4	12.1
Other Operations expenses	40.9	47.1	129.6	95.0
Total expenses	352.2	138.3	933.5	372.0
Pre-tax income (loss)
Financial Guarantee pre-tax income (loss)	(8.0)	(1.1)	(31.1)	11.3
P&C Insurance and Reinsurance pre-tax income (loss)	10.9	—	(3.8)	—
Specialty Insurance Distribution pre-tax income (loss)	(1.6)	(1.2)	(33.8)	(6.3)
Asset Management pre-tax income (loss)	23.3	12.6	70.4	8.9
Other Operations pre-tax income (loss)	(386.9)	310.9	(340.4)	274.0
Total pre-tax income (loss)	(362.3)	321.2	(338.7)	287.9
Income tax (expense) benefit	(21.6)	(98.5)	(41.9)	(97.1)
Net income (loss) from continuing operations	(383.9)	222.7	(380.6)	190.8
Net (loss) gain from sale of discontinued operations, net of tax	—	(.7)	18.7	(.8)
Net income (loss)	(383.9)	222.0	(361.9)	190.0
Net loss attributable to non-controlling interests	12.5	10.9	53.7	29.5
Net income (loss) attributable to White Mountains’s common shareholders	(371.4)	232.9	(308.2)	219.5
Other comprehensive income (loss), net of tax	(2.2)	3.9	.6	1.0
Comprehensive income (loss)	(373.6)	236.8	(307.6)	220.5
Comprehensive income attributable to non-controlling interests	.2	(.1)	—	(.3)
Comprehensive income (loss) attributable to White Mountains’s common shareholders	$(373.4)	$236.7	$(307.6)	$220.2

I. Summary of Operations By Segment

As of September 30, 2021, White Mountains conducted its operations through five segments: (1) HG Global/BAM, (2) Ark, (3) NSM, (4) Kudu and (5) Other Operations. A discussion of White Mountains’s consolidated investment operations is included after the discussion of operations by segment. White Mountains’s segment information is presented in Note 15 — “Segment Information” to the Consolidated Financial Statements.
As a result of the Ark Transaction, White Mountains began consolidating Ark in its financial statements as of January 1, 2021. See Note 2 — “Significant Transactions”.

HG Global/BAM

The following tables present the components of pre-tax income (loss) included in White Mountains’s HG Global/BAM segment related to the consolidation of HG Global, which includes HG Re and its other wholly-owned subsidiaries, and BAM for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021
Millions	HG Global	BAM	Eliminations	Total
Direct written premiums	$—	$12.8	$—	$12.8
Assumed written premiums	10.9	—	(10.9)	—
Gross written premiums	10.9	12.8	(10.9)	12.8
Ceded written premiums	—	(10.9)	10.9	—
Net written premiums	$10.9	$1.9	$—	$12.8

Earned insurance premiums	$5.5	$1.2	$—	$6.7
Net investment income	1.9	2.5	—	4.4
Net investment income - BAM Surplus Notes	3.1	—	(3.1)	—
Net realized and unrealized investment gains	(2.0)	(2.0)	—	(4.0)
Other revenue	.1	.2	—	.3
Total revenues	8.6	1.9	(3.1)	7.4
Insurance acquisition expenses	1.5	1.5	—	3.0
General and administrative expenses	.2	12.2	—	12.4
Interest expense - BAM Surplus Notes	—	3.1	(3.1)	—
Total expenses	1.7	16.8	(3.1)	15.4
Pre-tax income (loss)	$6.9	$(14.9)	$—	$(8.0)
Supplemental information:
MSC collected (1)	$—	$14.7	$—	$14.7
(1) MSC are recorded directly to BAM’s equity, which is recorded as non-controlling interest on White Mountains’s balance sheet.

	Three Months Ended September 30, 2020
Millions	HG Global	BAM	Eliminations	Total
Direct written premiums	$—	$14.5	$—	$14.5
Assumed (ceded) written premiums	12.5	—	(12.5)	—
Gross written premiums	12.5	14.5	(12.5)	14.5
Ceded written premiums	—	(12.5)	12.5	—
Net written premiums	$12.5	$2.0	$—	$14.5

Earned insurance premiums	$5.1	$1.1	$—	$6.2
Net investment income	1.8	2.9	—	4.7
Net investment income - BAM Surplus Notes	4.6	—	(4.6)	—
Net realized and unrealized investment gains	—	3.2	—	3.2
Other revenue	.2	.2	—	.4
Total revenues	11.7	7.4	(4.6)	14.5
Insurance acquisition expenses	1.1	.5	—	1.6
General and administrative expenses	.6	13.4	—	14.0
Interest expense - BAM Surplus Notes	—	4.6	(4.6)	—
Total expenses	1.7	18.5	(4.6)	15.6
Pre-tax income (loss)	$10.0	$(11.1)	$—	$(1.1)
Supplemental information:
MSC collected (1)	$—	$15.4	$—	$15.4
(1) MSC are recorded directly to BAM’s equity, which is recorded as non-controlling interest on White Mountains’s balance sheet.

	Nine Months Ended September 30, 2021
Millions	HG Global	BAM	Eliminations	Total
Direct written premiums	$—	$34.5	$—	$34.5
Assumed written premiums	33.4	4.5	(33.4)	4.5
Gross written premiums	33.4	39.0	(33.4)	39.0
Ceded written premiums	—	(33.4)	33.4	—
Net written premiums	$33.4	$5.6	$—	$39.0

Earned insurance premiums	$16.1	$3.5	$—	$19.6
Net investment income	5.4	7.8	—	13.2
Net investment income - BAM Surplus Notes	9.1	—	(9.1)	—
Net realized and unrealized investment losses	(9.5)	(6.1)	—	(15.6)
Other revenue	.3	.6	—	.9
Total revenues	21.4	5.8	(9.1)	18.1
Insurance acquisition expenses	4.3	2.2	—	6.5
General and administrative expenses	1.3	41.4	—	42.7
Interest expense - BAM Surplus Notes	—	9.1	(9.1)	—
Total expenses	5.6	52.7	(9.1)	49.2
Pre-tax income (loss)	$15.8	$(46.9)	$—	$(31.1)
Supplemental information:
MSC collected (1)	$—	44.8	$—	$44.8
(1) MSC are recorded directly to BAM’s equity, which is recorded as non-controlling interest on White Mountains’s balance sheet.

	Nine Months Ended September 30, 2020
Millions	HG Global	BAM	Eliminations	Total
Direct written premiums	$—	$45.5	$—	$45.5
Assumed (ceded) written premiums	39.1	.1	(39.1)	.1
Gross written premiums	39.1	45.6	(39.1)	45.6
Ceded written premiums	—	(39.1)	39.1	—
Net written premiums	$39.1	$6.5	$—	$45.6

Earned insurance premiums	$14.1	$3.1	$—	$17.2
Net investment income	6.1	9.0	—	15.1
Net investment income - BAM Surplus Notes	14.1	—	(14.1)	—
Net realized and unrealized investment gains	12.1	11.6	—	23.7
Other revenue	.3	1.8	—	2.1
Total revenues	46.7	25.5	(14.1)	58.1
Insurance acquisition expenses	3.3	2.1	—	5.4
General and administrative expenses	1.6	39.8	—	41.4
Interest expense - BAM Surplus Notes	—	14.1	(14.1)	—
Total expenses	4.9	56.0	(14.1)	46.8
Pre-tax income (loss)	$41.8	$(30.5)	$—	$11.3
Supplemental information:
MSC collected (1)	$—	$46.9	$—	$46.9
(1) MSC are recorded directly to BAM’s equity, which is recorded as non-controlling interest on White Mountains’s balance sheet.

HG Global/BAM Results—Three Months Ended September 30, 2021 versus Three Months Ended September 30, 2020
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
Gross written premiums and MSC collected in the HG Global/BAM segment totaled $28 million in the third quarter of 2021 compared to $30 million in the third quarter of 2020. BAM insured $4.0 billion of municipal bonds, $3.8 billion of which were in the primary market, in the third quarter of 2021 compared to $4.7 billion of municipal bonds, $4.4 billion of which were in the primary market, in the third quarter of 2020. Demand remained strong for insured bonds in the primary market, as insured penetration in the primary market was 8.6% in the third quarter of 2021 compared to 8.0% in the third quarter of 2020.
Total pricing, which reflects both gross written premiums and MSC from new business, increased to 69 basis points in the third quarter of 2021 compared to 63 basis points in the third quarter of 2020. See “NON-GAAP FINANCIAL MEASURES” on page 85. The increase in total pricing was driven primarily by an increase in pricing in the primary and secondary markets in the third quarter of 2021. Pricing in the primary market increased to 59 basis points in the third quarter of 2021 compared to 57 basis points in the third quarter of 2020. Pricing in the secondary and assumed reinsurance markets, which is more transaction specific than pricing in the primary market, increased to 309 basis points in the third quarter of 2021 compared to 154 basis points in the third quarter of 2020. Demand remained strong for insured bonds of issuers rated double-A minus or higher.

The following table presents the gross par value of primary and secondary market policies issued, the gross par value of assumed reinsurance, the gross written premiums and MSC collected and total pricing for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
$ in Millions	2021	2020
Gross par value of primary market policies issued	$3,813.7	$4,420.8
Gross par value of secondary market policies issued	157.4	318.7
Gross par value of assumed reinsurance	—	—
Total gross par value of market policies issued	$3,971.1	$4,739.5
Gross written premiums	$12.8	$14.4
MSC collected	14.7	15.4
Total gross written premiums and MSC collected	$27.5	$29.8
Present value of future installment MSC collections	—	—
Gross written premium adjustments on existing installment policies	.1	.1
Gross written premiums and MSC from new business	$27.6	$29.9
Total pricing	69 bps	63 bps

HG Global reported pre-tax income of $7 million in the third quarter of 2021 compared to pre-tax income of $10 million in the third quarter of 2020. The change in pre-tax income was driven primarily by lower investment returns on the HG Global investment portfolio, as interest rates increased in the third quarter of 2021 resulting in net unrealized losses, and a decrease in interest income on the BAM Surplus Notes. Results in the third quarter of 2021 included $3 million of interest income on the BAM Surplus Notes compared to $5 million in the third quarter of 2020. Interest income on the BAM Surplus Notes decreased due to both a decrease in the balance of the BAM Surplus Notes and a decrease in the interest rate earned on the BAM Surplus Notes in the third quarter of 2021 compared to the third quarter of 2020.
BAM is a mutual insurance company that is owned by its members. BAM’s results are consolidated into White Mountains’s GAAP financial statements and attributed to non-controlling interests. White Mountains reported $15 million of GAAP pre-tax loss from BAM in the third quarter of 2021 compared to $11 million third quarter of 2020. The change in pre-tax loss was driven primarily by lower investment returns on the BAM investment portfolio, as interest rates increased in the third quarter of 2021 resulting in net unrealized losses, partially offset by a decrease in interest expense on the BAM Surplus Notes. Results in the third quarter of 2021 included $3 million of interest expense on the BAM Surplus Notes compared to $5 million in the third quarter of 2020. Interest expense on the BAM Surplus Notes decreased due to both a decrease in the balance of the BAM Surplus Notes and a decrease in the interest rate earned on the BAM Surplus Notes in the third quarter of 2021 compared to the third quarter of 2020. Results in the third quarter of 2021 also included $12 million of general and administrative expenses compared to $13 million in the third quarter of 2020.

COVID-19
BAM expects that investor concerns about the impact of the COVID-19 pandemic should continue to result in both increased insured penetration in the primary market and opportunities in the secondary market. The COVID-19 pandemic is negatively impacting the finances of municipalities to varying degrees, and, over time, financial stress could emerge. BAM’s existing credit portfolio is of high quality and structured to be resilient during economic slowdowns. BAM views consumption-based tax-backed credits (sales, hotel, excise), transportation-related credits (airports, mass transportation, ports and toll roads) and higher education-related credits as those most likely to be affected by pandemic-related impacts on the economy. Combined, these sectors total approximately 17% of BAM’s outstanding insured par. All BAM-insured bond payments due through November 1, 2021 have been made by insureds. BAM currently has no insured bonds on its insured credit watchlist.

HG Global/BAM Results—Nine Months Ended September 30, 2021 versus Nine Months Ended September 30, 2020
Gross written premiums and MSC collected in the HG Global/BAM segment totaled $84 million in the first nine months of 2021 compared to $93 million in the first nine months of 2020. BAM insured $12.6 billion of municipal bonds, $11.2 billion of which were in the primary market, in the first nine months of 2021 compared to $11.8 billion of municipal bonds, $10.1 billion of which were in the primary market, in the first nine months of 2020. In the first quarter of 2021, BAM completed an assumed reinsurance transaction to reinsure municipal bonds with a par value of $805 million. Demand remained strong for insured bonds in the primary market, as insured penetration in the primary market was 8.1% in the first nine months of 2021 compared to 7.1% in the first nine months of 2020.
Total pricing, which reflects both gross written premiums and MSC from new business, decreased to 66 basis points in the first nine months of 2021 compared to 79 basis points in the first nine months of 2020. See “NON-GAAP FINANCIAL MEASURES” on page 85. The decrease in total pricing was driven primarily by a decrease in pricing and the amount of par insured in the secondary market in the first nine months of 2021, partially offset by the assumed reinsurance transaction in the first quarter of 2021. Pricing in the primary market was 56 basis points in both the first nine months of 2021 and 2020. Pricing in the secondary and assumed reinsurance markets, which is more transaction specific than pricing in the primary market, decreased to 150 basis points in the first nine months of 2021 compared to 210 basis points in the first nine months of 2020. Demand remained strong for insured bonds of issuers rated double-A minus or higher.
The following table presents the gross par value of primary and secondary market policies issued, the gross par value of assumed reinsurance, the gross written premiums and MSC collected and total pricing for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
$ in Millions	2021	2020
Gross par value of primary market policies issued	$11,171.2	$10,125.0
Gross par value of secondary market policies issued	646.6	1,665.7
Gross par value of assumed reinsurance	805.5	36.9
Total gross par value of market policies issued	$12,623.3	$11,827.6
Gross written premiums	39.0	$45.6
MSC collected	44.8	46.9
Total gross written premiums and MSC collected	$83.8	$92.5
Present value of future installment MSC collections	—	.3
Gross written premium adjustments on existing installment policies	.1	.1
Gross written premiums and MSC from new business	$83.9	$92.9
Total pricing	66 bps	79 bps

HG Global reported pre-tax income of $16 million in the first nine months of 2021 compared to pre-tax income of $42 million in the first nine months of 2020. The change in pre-tax income was driven primarily by lower investment returns on the HG Global investment portfolio, as interest rates rose in the first nine months of 2021 resulting in unrealized losses and declined in the first nine months of 2020 resulting in unrealized gains, and a decrease in interest income on the BAM Surplus Notes. Results in the first nine months of 2021 included $9 million of interest income on the BAM Surplus Notes compared to $14 million in the first nine months of 2020. Interest income on the BAM Surplus Notes decreased due to both a decrease in the balance of the BAM Surplus Notes and a decrease in the interest rate earned on the BAM Surplus Notes in the first nine months of 2021 compared to the first nine months of 2020.
White Mountains reported $47 million of GAAP pre-tax loss from BAM in the first nine months of 2021 compared to $31 million in the first nine months of 2020. The change in pre-tax loss was driven primarily by lower investment returns on BAM’s investment portfolio, as interest rates rose in the first nine months of 2021 resulting in unrealized losses and declined in the first nine months of 2020 resulting in unrealized gains, partially offset by a decrease in interest expense on the BAM Surplus Notes. Results in the first nine months of 2021 included $9 million of interest expense on the BAM Surplus Notes compared to $14 million in the first nine months of 2020. Interest expense on the BAM Surplus Notes decreased due to both a decrease in the balance of the BAM Surplus Notes and a decrease in the interest rate earned on the BAM Surplus Notes in the first nine months of 2021 compared to the first nine months of 2020. Results in the first nine months of 2021 also included $41 million of general and administrative expenses compared to $40 million in the first nine months of 2020.

Claims Paying Resources
BAM’s “claims paying resources” represents the capital and other financial resources BAM has available to pay claims and, as such, is a key indication of BAM’s financial strength.
BAM’s claims paying resources were $1,181 million as of September 30, 2021 compared to $987 million as of December 31, 2020 and $968 million as of September 30, 2020. In the first quarter of 2021, BAM completed a reinsurance agreement with Fidus Re that increased BAM’s claims paying resources by $150 million. The reinsurance agreement with Fidus Re is accounted for using deposit accounting and any related financing expenses are recorded in general and administrative expenses as the agreement does not meet the risk transfer requirements necessary to be accounted for as reinsurance.
The following table presents BAM’s total claims paying resources as of September 30, 2021, December 31, 2020 and September 30, 2020:

Millions	September 30, 2021	December 31, 2020	September 30, 2020
Policyholders’ surplus	$322.8	$324.7	$347.2
Contingency reserve	102.7	86.4	81.6
Qualified statutory capital	425.5	411.1	428.8
Net unearned premiums	48.3	45.2	43.6
Present value of future installment premiums and MSC	13.9	14.0	14.4
HG Re, Ltd. collateral trusts at statutory value	442.8	417.0	381.0
Fidus Re, Ltd. collateral trust at statutory value	250.0	100.0	100.0
Claims paying resources	$1,180.5	$987.3	$967.8

HG Global/BAM Balance Sheets
The following tables present amounts from HG Global, which includes HG Re and its other wholly-owned subsidiaries, and BAM that are contained within White Mountains’s consolidated balance sheet as of September 30, 2021 and December 31, 2020:

	September 30, 2021
Millions	HG Global	BAM	Eliminations and Segment Adjustment	Total
Assets
Fixed maturity investments	$417.9	$480.5	$—	$898.4
Short-term investments	29.5	20.8	—	50.3
Total investments	447.4	501.3	—	948.7
Cash	3.9	17.9	—	21.8
BAM Surplus Notes	388.2	—	(388.2)	—
Accrued interest receivable on BAM Surplus Notes	164.8	—	(164.8)	—
Deferred acquisition costs	59.9	31.7	(59.9)	31.7
Insurance premiums receivable	4.6	6.9	(4.6)	6.9
Accrued investment income	2.2	3.1	—	5.3
Other assets	—	13.6	(.2)	13.4
Total assets	$1,071.0	$574.5	$(617.7)	$1,027.8
Liabilities
BAM Surplus Notes(1)	$—	$388.2	$(388.2)	$—
Accrued interest payable on BAM Surplus Notes(2)	—	164.8	(164.8)	—
Preferred dividends payable to White Mountains’s subsidiaries(3)	385.7	—	—	385.7
Preferred dividends payable to non-controlling interests	13.7	—	—	13.7
Unearned insurance premiums	213.4	43.6	—	257.0
Accrued incentive compensation	.8	20.2	—	21.0
Accounts payable on unsettled investment purchases	—	5.4	—	5.4
Other liabilities	.5	77.6	(64.7)	13.4
Total liabilities	614.1	699.8	(617.7)	696.2
Equity
White Mountains’s common shareholders’ equity	446.8	—	—	446.8
Non-controlling interests	10.1	(125.3)	—	(115.2)
Total equity	456.9	(125.3)	—	331.6
Total liabilities and equity	$1,071.0	$574.5	$(617.7)	$1,027.8
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

Ark

On January 1, 2021, White Mountains completed the Ark Transaction. See Note 2 — “Significant Transactions”. In the third quarter of 2021, Ark issued $163 million of floating rate unsecured subordinated notes in three separate transactions. See Note 7 — “Debt”. In connection with the issuance of the Ark 2021 Subordinated Notes, White Mountains and Ark terminated White Mountains’s commitment to provide up to $200 million of additional equity capital to Ark.
Ark writes a diversified portfolio of insurance and reinsurance, including property, marine & energy, specialty, accident & health and casualty, through the Syndicates. Beginning in January 2021, Ark began writing certain classes of its business through GAIL.
The following table presents the components of pre-tax loss included in White Mountains’s Ark segment for the three and nine months ended September 30, 2021:

Millions	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Earned insurance and reinsurance premiums	$213.4	$435.8
Net investment income	.6	1.8
Net realized and unrealized investment gains	.3	10.3
Other revenues	3.4	9.4
Total revenues	217.7	457.3
Losses and LAE	129.2	247.8
Insurance and reinsurance acquisition expenses	53.7	124.4
General and administrative expenses - other underwriting	13.3	43.6
General and administrative expenses - all other	8.5	40.8
Interest expense	2.1	4.5
Total expenses	206.8	461.1
Pre-tax income (loss)	$10.9	$(3.8)

For the years of account prior to the Ark Transaction, a significant proportion of the Syndicates’ underwriting capital was provided by TPC Providers using whole account reinsurance contracts through Ark’s corporate member. The TPC Providers’ economic participation in the Syndicates for the remaining open years of account prior to the Ark Transaction is approximately 51% of the total net result of the Syndicates. Captions within Ark’s results of operations are shown net of amounts relating to the TPC Providers share of the Syndicates’ results, including investment results.

Ark Results—Three Months Ended September 30, 2021
Ark’s GAAP combined ratio was 92% in the third quarter of 2021. The GAAP combined ratio included 23 points of catastrophes, driven primarily by Hurricane Ida (16 points) and the European floods (6 points), partially offset by 6 points of net favorable prior year reserve development, driven primarily by the Property line of business.
Ark’s adjusted combined ratio, which adds back amounts ceded to TPC Providers, was 89% in the third quarter of 2021. The adjusted combined ratio included 21 points of catastrophes, driven primarily by Hurricane Ida (16 points) and the European floods (6 points), partially offset by 6 points of net favorable prior year reserve development, driven primarily by the Property line of business.
Ark reported pre-tax income of $11 million in the third quarter of 2021.
The following table presents Ark’s loss and loss adjustment expense, insurance acquisition expense, other underwriting expense and combined ratios on both a GAAP-basis and an adjusted basis, which adds back amounts ceded to TPC Providers, for the three months ended September 30, 2021:

	Three Months Ended September 30, 2021
$ in Millions	GAAP	TPC Providers’ Share (1)	Adjusted
Insurance premiums:
Gross written premiums	$162.4	$—	$162.4
Net written premiums	$120.9	$2.0	$122.9
Net earned premiums	$213.4	$18.2	$231.6

Insurance expenses:
Loss and loss adjustment expenses	$129.2	$9.0	$138.2
Insurance acquisition expenses	53.7	—	53.7
Other underwriting expenses	13.3	.4	13.7
Total insurance expenses	$196.2	$9.4	$205.6

Ratios:
Loss and loss adjustment expense	60.5%		59.7%
Insurance acquisition expense	25.2%		23.2%
Other underwriting expense	6.2%		5.9%
Combined Ratio	91.9%		88.8%
(1) See “NON-GAAP FINANCIAL MEASURES” on page 85.

Gross Written Premiums
The following table presents Ark’s gross written premiums by line of business for the three months ended September 30, 2021 and the three months ended September 30, 2020, which was prior to White Mountains’s ownership of Ark. White Mountains believes this is useful in understanding the underwriting growth in the newly acquired business. Gross written premiums increased 79% to $162 million in the third quarter of 2021 compared to the third quarter of 2020, with risk adjusted rate change up approximately 7%.

	Three Months Ended September 30,
Millions	2021	2020
Property	$74.7	$45.2
Specialty	32.0	18.4
Marine & Energy	29.5	15.4
Casualty	17.3	2.2
Accident & Health	8.9	9.5
Total Gross Written Premium	$162.4	$90.7

Ark Results—Nine Months Ended September 30, 2021
Ark’s GAAP combined ratio was 95% in the first nine months of 2021. The GAAP combined ratio included 16 points of catastrophe losses, driven primarily by Hurricane Ida (8 points), Winter Storm Uri (5 points) and the European floods (3 points), partially offset by 5 points of net favorable prior year reserve development, driven primarily by the Property, Marine & Energy and Accident & Health lines of business.
Ark’s adjusted combined ratio, which adds back amounts ceded to TPC Providers, was 93% in the first nine months of 2021. The adjusted combined ratio included 16 points of catastrophe losses, driven primarily by Hurricane Ida (7 points), Winter Storm Uri (5 points) and the European floods (3 points), partially offset by 5 points of net favorable prior year reserve development, driven primarily by the Property, Marine & Energy and Accident & Health lines of business.
Ark reported pre-tax loss of $4 million in the first nine months of 2021, which included $25 million of transaction expenses related to the Ark Transaction.
The following table presents Ark’s loss and loss adjustment expense, insurance acquisition expense, other underwriting expense and combined ratios on both a GAAP-basis and an adjusted basis, which adds back amounts ceded to TPC Providers, for the nine months ended September 30, 2021:

	Nine Months Ended September 30, 2021
$ in Millions	GAAP	TPC Providers’ Share (1)	Adjusted
Insurance premiums:
Gross written premiums	$895.0	$—	$895.0
Net written premiums	$725.5	$(5.9)	$719.6
Net earned premiums	$435.8	$65.0	$500.8

Insurance expenses:
Loss and loss adjustment expenses	$247.8	$47.2	$295.0
Insurance acquisition expenses	124.4	—	124.4
Other underwriting expenses	43.6	1.6	45.2
Total insurance expenses	$415.8	$48.8	$464.6

Ratios:
Loss and loss adjustment expense	56.9%		58.9%
Insurance acquisition expense	28.5%		24.8%
Other underwriting expense	10.0%		9.0%
Combined Ratio	95.4%		92.7%
(1) See “NON-GAAP FINANCIAL MEASURES” on page 85.

Gross Written Premiums
The following table presents Ark’s gross written premiums by line of business for the first nine months of 2021 and 2020, which was prior to White Mountains’s ownership of Ark. White Mountains believes this is useful in understanding the underwriting growth in the newly acquired business. Gross written premiums increased 90% to $895 million in the first nine months of 2021 compared to the first nine months of 2020, with risk adjusted rate change up approximately 9%.

	For the Nine Months Ended
Millions	September 30, 2021	September 30, 2020
Property	$355.0	$177.1
Marine & Energy	219.7	109.8
Specialty	210.5	88.0
Accident & Health	61.7	74.1
Casualty	48.1	22.2
Total Gross Written Premium	$895.0	$471.2

Catastrophe Risk Management
Ark has exposure to losses caused by natural catastrophe events including hurricanes, windstorms, earthquakes, floods, wildfires and severe winter weather. Catastrophes can also include large losses driven by public health crises, terrorist attacks, explosions, infrastructure failures and cyber-attacks. The extent of a catastrophe loss is a function of both the severity of the event and total amount of insured exposure affected by the event as well as the unique coverage provided to customers.
Ark seeks to manage its exposure to catastrophic losses by limiting the aggregate insured value of policies in geographic areas with exposure to catastrophic events. To manage, monitor and analyze insured values and potential losses, Ark utilizes proprietary and third-party catastrophe management software to estimate potential losses for many different catastrophe scenarios. As a part of its enterprise risk management function, Ark seeks to protect its downside risk from catastrophes and large loss events by purchasing reinsurance, including excess of loss protections, aggregate covers, and industry loss warranties.
Based upon its business plan for 2021, Ark estimates that its two largest modeled probable maximum loss natural catastrophe scenarios on a net occurrence basis at a 1-in-250-year return period are U.S. windstorm and U.S. earthquake. In each case, the estimated net impact of a 1-in-250-year return period loss is expected to be less than 25% of total tangible capital (shareholders equity and subordinated debt). The net impact is before income tax but after reinstatement premiums, amounts ceded to third-party reinsurers, and amounts ceded to TPC Providers. In addition, Ark also has loss exposures to other global events including, but not limited to, Japanese earthquakes, Japanese windstorms, European windstorms, Southeast U.S. windstorms, and U.S. wildfires.
Ark’s estimates of potential losses are dependent on many variables, including assumptions about demand surge and storm surge, loss adjustment expenses, insurance-to-value and storm intensity in the aftermath of weather-related catastrophes. In addition, in the case of our reinsurance operations, Ark has to account for quality of data provided by ceding companies. Accordingly, if the assumptions are incorrect, the losses Ark might incur from an actual catastrophe could be materially higher than the expectation of losses generated from modeled catastrophe scenarios. There could also be unmodelled losses which exceed the amounts estimated for U.S. windstorm and U.S. earthquake. For a further discussion, see “Risk Factors – Unpredictable catastrophic events could adversely affect our results of operations and financial condition” in White Mountains’s Annual Report on Form 10-K for the year ended December 31, 2020.

NSM
The following table presents the components of GAAP net loss, EBITDA and adjusted EBITDA included in White Mountains’s NSM segment for the three and nine months ended September 30, 2021 and 2020. NSM’s pre-tax loss for the first nine months of 2021 ended September 30, 2021 included a loss of $29 million related to the sale of its Fresh Insurance’s motor business. See Note 2 — “Significant Transactions”.

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2021	2020	2021	2020
Commission revenues	$67.0	$58.2	$194.6	$174.2
Broker commission expenses	20.4	17.1	60.9	56.4
Gross profit	46.6	41.1	133.7	117.8
Other revenues	15.3	12.5	46.8	37.6
General and administrative expenses	48.8	42.9	142.1	131.0
Change in fair value of contingent consideration	.6	.7	.8	(1.6)
Amortization of other intangible assets	8.2	5.1	25.0	16.2
Loss on assets held for sale	—	—	28.7	—
Interest expense	5.9	6.1	17.7	16.1
GAAP pre-tax loss	(1.6)	(1.2)	(33.8)	(6.3)
Income tax (benefit) expense	(.8)	.1	(7.6)	(2.8)
GAAP net loss	(.8)	(1.3)	(26.2)	(3.5)
Add back:
Interest expense	5.9	6.1	17.7	16.1
Income tax (benefit) expense	(.8)	.1	(7.6)	(2.8)
General and administrative expenses — depreciation	1.4	1.2	3.7	2.9
Amortization of other intangible assets	8.2	5.1	25.0	16.2
EBITDA (1)	13.9	11.2	12.6	28.9
Exclude:
Change in fair value of contingent consideration liabilities	.6	.7	.8	(1.6)
Non-cash equity-based compensation expense	.2	1.0	1.3	1.0
Impairments of intangible assets	—	—	—	6.2
Loss on assets held for sale	—	—	28.7	—
Acquisition-related transaction expenses	3.4	.6	3.6	5.6
Investments made in the development of new business lines	.3	.2	.4	.6
Restructuring expenses	.7	1.7	5.1	3.2
Adjusted EBITDA (1)	$19.1	$15.4	$52.5	$43.9
(1) See “NON-GAAP FINANCIAL MEASURES” on page 85.

NSM Results—Three Months Ended September 30, 2021 versus Three Months Ended September 30, 2020
NSM reported pre-tax loss of $2 million, adjusted EBITDA of $19 million and commission and other revenues of $82 million in the third quarter of 2021 compared to pre-tax loss of $1 million, adjusted EBITDA of $15 million and commission and other revenues of $71 million in the third quarter of 2020. Results for the third quarter of 2021 include the results of J.C. Taylor, an MGA offering classic and antique collector car insurance, from August 6, 2021, the date of its acquisition. See Note 2 — “Significant Transactions”. NSM’s general and administrative expenses were $49 million in the third quarter of 2021 compared to $43 million in the third quarter of 2020. The increase in NSM’s general and administrative expenses in the third quarter of 2021 compared to the third quarter of 2020 was driven primarily by the acquisition of J.C. Taylor and increased technology costs and professional fees related to information systems projects.
NSM’s business consists of over 25 active programs that are broadly categorized into six market verticals. J.C. Taylor was added to the Specialty Transportation vertical in the third quarter of 2021. The following table presents the controlled premium and commission and other revenues by vertical for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021		2020
$ in Millions	Controlled Premium (1)	Commission and Other Revenues	Controlled Premium (1)	Commission and Other Revenues
Specialty Transportation	$94.2	$25.7	$81.6	$21.9
Real Estate	27.0	6.2	28.5	6.0
Social Services	41.2	10.2	34.6	8.6
Pet	48.3	19.9	35.3	14.7
United Kingdom	53.4	13.0	53.6	13.9
Other	46.1	7.3	32.2	5.6
Total	$310.2	$82.3	$265.8	$70.7
(1) Controlled Premium are total premiums placed by NSM during the period.

Specialty Transportation: NSM’s specialty transportation controlled premium and commission and other revenues increased 15% and 17%, respectively, in the third quarter of 2021 compared to the third quarter of 2020, driven primarily by the impact of higher commission levels and fees in the collector car and trucking businesses and the acquisition of J.C. Taylor, slightly offset by lower contingent commissions. J.C. Taylor contributed $6 million of controlled premium and $2 million of commission and other revenues from the date of acquisition. The higher commission levels and fees in the collector car business will continue to flow through this program’s results over the balance of the year.
Real Estate: NSM’s real estate controlled premium decreased 5% while commission and other revenues increased 3% in the third quarter of 2021 compared to the third quarter of 2020. The decrease in controlled premiums was driven primarily by declines in both rate and units in the coastal condominium program. The declines in the coastal condominium program were driven primarily by lower insurance carrier capacity available for the program as NSM is transitioning to a new insurance carrier platform. Until additional capacity is raised, the impact of lower capacity in the coastal condominium program will continue to flow through this program’s results over the remainder of the year. The increase in commission and other revenues was driven primarily by profit commission in the excess and surplus habitational program offsetting the decline in controlled premium.
Social Services: NSM’s social services controlled premium and commission and other revenues both increased 19% in the third quarter of 2021 compared to the third quarter of 2020, driven primarily by rate increases and unit growth.
Pet: NSM’s pet controlled premium and commission and other revenues increased 37% and 35%, respectively, in the third quarter of 2021 compared to the third quarter of 2020, driven primarily by substantial growth in units. The increase in commission and other revenues was slightly less than premium as lower rate affinity business grew faster than direct market business.
United Kingdom: NSM’s United Kingdom controlled premium was flat while commission and other revenues decreased 6% in the third quarter of 2021 compared to the third quarter of 2020. Controlled premium was flat as growth in the MGA business offset declines in the brokerage business and from the sale of Fresh Insurance motor business. The decrease in commission and other revenues was driven primarily by the sale of the Fresh Insurance motor business in April 2021 and changes in product mix, as the decline in travel and leisure brokerage programs which have higher commission rates than the MGA business, declined while the MGA business grew.
Other: NSM’s other controlled premium and commission and other revenues increased 43% and 30%, respectively, in the third quarter of 2021 compared to the third quarter of 2020, driven primarily by increases in the workers compensation and staffing markets resulting from the emergence from COVID-19 lockdowns. Commission and other revenues increased less than controlled premium driven primarily by product mix shifts into lower rate retail programs.

COVID-19
The COVID-19 pandemic negatively impacted certain programs (e.g., lower volumes in the travel and outdoor leisure businesses in the United Kingdom) while others have been positively impacted (e.g., higher volumes in pet). Results at NSM could still be negatively impacted in the coming quarters, but White Mountains does not currently anticipate dramatic impacts over the fullness of time.

NSM Results—Nine Months Ended September 30, 2021 versus Nine Months Ended September 30, 2020
NSM reported pre-tax loss of $34 million, adjusted EBITDA of $53 million and commission and other revenues of $241 million in the first nine months of 2021 compared to pre-tax loss of $6 million, adjusted EBITDA of $44 million and commission and other revenues of $212 million in the first nine months of 2020. Results in the first nine months of 2021, include the results of J.C. Taylor, an MGA offering classic and antique collector car insurance, from August 6, 2021, the date of its acquisition. See Note 2 — “Significant Transactions”. NSM’s pre-tax loss in the first quarter of 2021 includes a loss of $29 million related to the sale of its Fresh Insurance motor business. Results in the third quarter and first nine months of 2021 and 2020 include the results of Kingsbridge Group Limited, a leading provider of commercial lines insurance and consulting services to the contingent workforce in the United Kingdom, from April 7, 2020, the date of its acquisition. See Note 2 — “Significant Transactions”. NSM’s general and administrative expenses were $142 million in the first nine months of 2021 compared to $131 million in the first nine months of 2020. The increase in NSM’s general and administrative expenses in the first nine months of 2021 compared to the first nine months of 2020 was driven primarily by the acquisitions of J.C. Taylor and Kingsbridge and increased technology costs and professional fees related to information systems projects.
The following table presents the controlled premium and commission and other revenues by vertical for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021		2020
$ in Millions	Controlled Premium (1)	Commission and Other Revenues	Controlled Premium (1)	Commission and Other Revenues
Specialty Transportation	$261.7	$73.0	$240.4	$66.1
Real Estate	112.1	25.2	142.6	32.7
Social Services	106.3	26.2	88.3	22.2
Pet	137.3	55.6	96.6	39.8
United Kingdom	156.0	39.9	134.0	36.3
Other	126.0	21.5	95.5	14.7
Total	$899.4	$241.4	$797.4	$211.8
(1) Controlled Premium are total premiums placed by NSM during the period.

Specialty Transportation: NSM’s specialty transportation controlled premium and commission and other revenues increased 9% and 10%, respectively, in the first nine months of 2021 compared to the first nine months of 2020, driven primarily by the impact of higher commission levels and fees, unit growth and the acquisition of J.C. Taylor in the collector car business and higher commission levels in the trucking business, slightly offset by lower contingent commissions. J.C. Taylor contributed $6 million of controlled premium and $2 million of commission and other revenues from the date of acquisition. The higher commission levels and fees in the collector car business will continue to flow through this program’s results over the balance of the year.
Real Estate: NSM’s real estate controlled premium and commission and other revenues decreased 21% and 23%, respectively, in the first nine months of 2021 compared to the first nine months of 2020, driven primarily by declines in both rate and units in the coastal condominium program, partially offset by unit growth in NSM’s excess and surplus habitational program. The declines in the coastal condominium program were driven primarily by lower insurance carrier capacity available for the program as NSM is transitioning to a new insurance carrier platform. Until additional capacity is raised, the impact of lower capacity in the coastal condominium program will continue to flow through this program’s results over the remainder of the year.
Social Services: NSM’s social services controlled premium and commission and other revenues increased 20% and 18%, respectively, in the first nine months of 2021 compared to the first nine months of 2020, driven primarily by rate increases and unit growth.
Pet: NSM’s pet controlled premium and commission and other revenues increased 42% and 40%, respectively, in the first nine months of 2021 compared to the first nine months of 2020, driven by substantial growth in units. The increase in commission and other revenues was slightly less than premium as lower rate affinity business grew faster than direct market business.

United Kingdom: NSM’s United Kingdom controlled premium and commission and other revenues increased 16% and 10%, respectively, in the first nine months of 2021 compared to the first nine months of 2020, driven primarily by the acquisition of Kingsbridge and growth in the MGA business. Excluding Kingsbridge, which was acquired on April 7, 2020, United Kingdom controlled premium increased 6% in the first nine months of 2021 compared to the first nine months of 2020, as the COVID-19 pandemic restrictions in the United Kingdom began to lift and unit growth increased in the MGA business partially offset by declines in the brokerage business and from the sale of Fresh Insurance motor business. Excluding Kingsbridge, commission and other revenues declined 5% due to the sale of the Fresh Insurance motor business in April 2021 and changes in product mix, as a decline in travel and leisure brokerage programs, which have higher commission rates than the MGA business, declined while the MGA business grew.
Other: NSM’s other controlled premium and commission and other revenues increased 32% and 46%, respectively, in the first nine months of 2021 compared to the first nine months of 2020, driven primarily by increases in the workers compensation and staffing markets resulting from the emergence of COVID-19 lockdowns. Commission and other revenues increased more than controlled premium due to product mix shifts into higher rate workers compensation and an increase in contingent commissions.

Kudu

During the third quarter of 2021, Kudu deployed $131 million, including transaction costs, into two investment management firms: Third Eye Capital, a Canadian private credit manager, and Douglass Winthrop Advisors, a New York-based registered investment advisor. During the nine months ended September 30, 2021, Kudu also deployed $12 million into two of its existing portfolio companies. As of September 30, 2021, Kudu has deployed a total of $529 million, including transaction costs, in 15 asset and wealth management firms globally, which have combined assets under management of approximately $60 billion, spanning a range of asset classes, including real estate, real assets, wealth management, hedge funds, private equity, and alternative credit strategies. Kudu’s capital was deployed at an average gross cash yield at inception of 10.0%.
On March 23, 2021, Kudu replaced its existing secured bank facility with the Kudu Credit Facility. Subject to maximum LTV levels, the total borrowing capacity of the Kudu Credit Facility is $300 million (which includes the current advanced amount of $203 million). See Note 7 — “Debt”.
The following table presents the components of GAAP net income, EBITDA and adjusted EBITDA included in White Mountains’s Kudu segment for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2021	2020	2021	2020
Net investment income	$9.5	$6.4	$26.1	$19.3
Net unrealized investment gains	18.9	9.8	62.5	1.5
Other revenues	.1	.1	.2	.2
Total revenues	28.5	16.3	88.8	21.0
General and administrative expenses	3.3	2.2	9.0	7.5
Amortization of other intangible assets	—	.1	.2	.3
Interest expense	1.9	1.4	9.2	4.3
Total expenses	5.2	3.7	18.4	12.1
GAAP pre-tax income	23.3	12.6	70.4	8.9
Income tax expense	7.9	3.8	25.4	3.2
GAAP net income	15.4	8.8	45.0	5.7
Add back:
Interest expense	1.9	1.4	9.2	4.3
Income tax expense	7.9	3.8	25.4	3.2
Amortization of other intangible assets	—	.1	.2	.3
EBITDA (1)	25.2	14.1	79.8	13.5
Exclude:
Net unrealized investment gains	(18.9)	(9.8)	(62.5)	(1.5)
Non-cash equity-based compensation expense	.2	.1	.4	.1
Acquisition-related transaction expenses	.9	.1	.9	1.6
Adjusted EBITDA (1)	$7.4	$4.5	$18.6	$13.7
(1) See “NON-GAAP FINANCIAL MEASURES” on page 85.

Kudu Results—Three Months Ended September 30, 2021 versus Three Months Ended September 30, 2020
Kudu reported pre-tax income of $23 million, adjusted EBITDA of $7 million and total revenues of $29 million in the third quarter of 2021 compared to pre-tax income of $13 million, adjusted EBITDA of $5 million and total revenues of $16 million in the third quarter of 2020. Pre-tax income and total revenues in the third quarter of 2021 included $19 million of net unrealized investment gains on Kudu’s Participation Contracts compared to $10 million in the third quarter of 2020. The increase in net unrealized investment gains on Kudu’s Participation Contracts was driven primarily by asset growth, the performance of Kudu’s underlying asset management businesses and the expected value to be received in potential sale transactions. Pre-tax income and total revenues in the third quarter of 2021 included $10 million of net investment income compared to $6 million in the third quarter of 2020. The increase in net investment income was driven primarily by amounts earned from the $205 million (including approximately $3 million of transaction costs) in new deployments that Kudu made subsequent to the second quarter of 2020.

COVID-19
Over time, Kudu’s revenues will fluctuate with increases and decreases in assets under management and fee levels at Kudu’s underlying asset management businesses, which are impacted by increases and decreases in financial markets, such as those experienced during 2020 in response to the COVID-19 pandemic. Kudu’s portfolio diversification, in particular its emphasis on private capital and its de-emphasis on long-only strategies, should continue to provide some downside protection to financial market declines.

Kudu Results—Nine Months Ended September 30, 2021 versus Nine Months Ended September 30, 2020
Kudu reported pre-tax income of $70 million, adjusted EBITDA of $19 million and total revenues of $89 million in the first nine months of 2021 compared to pre-tax income of $9 million, adjusted EBITDA of $14 million and total revenues of $21 million in the first nine months of 2020. Pre-tax income in the first nine months of 2021 included $63 million of net unrealized investment gains on Kudu’s Participation Contracts compared to $2 million in the first nine months of 2020. The increase in net unrealized investment gains on Kudu’s Participation Contracts was driven primarily by asset growth, the performance of Kudu’s underlying asset management businesses and the expected value to be received in potential sale transactions. Pre-tax income and total revenues in the first nine months of 2021 included $26 million of net investment income compared to $19 million in the first nine months of 2020. The increase in net investment income was driven primarily by amounts earned from the $264 million (including approximately $4 million of transaction costs) in new deployments that Kudu made in 2020 and 2021.

Other Operations

The following table presents a summary of White Mountains’s financial results from its Other Operations segment for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2021	2020	2021	2020
Net investment income	$5.0	$60.1	$16.1	$79.3
Net realized and unrealized investment gains (losses)	15.3	43.6	34.0	(17.4)
Net realized and unrealized investment (losses) gains from investment in MediaAlpha	(396.8)	250.0	(325.5)	295.0
Commission revenues	2.4	2.1	7.0	6.1
Other revenues	28.1	2.2	57.6	6.0
Total revenues	(346.0)	358.0	(210.8)	369.0
Cost of sales	24.0	2.3	45.9	6.5
General and administrative expenses	14.5	44.3	79.7	87.1
Amortization of other intangible assets	2.0	.2	2.9	.6
Interest expense	.4	.3	1.1	.8
Total expenses	40.9	47.1	129.6	95.0
Pre-tax (loss) income	$(386.9)	$310.9	$(340.4)	$274.0

Other Operations Results—Three Months Ended September 30, 2021 versus Three Months Ended September 30, 2020
White Mountains’s Other Operations segment reported pre-tax (loss) income of $(387) million in the third quarter of 2021 compared to $311 million in the third quarter of 2020. White Mountains’s Other Operations segment reported net realized and unrealized investment (losses) gains from its investment in MediaAlpha of $(397) million in the third quarter of 2021 compared to $250 million in the third quarter of 2020. Excluding MediaAlpha, White Mountains’s Other Operations segment reported net realized and unrealized investment gains of $15 million in the third quarter of 2021 compared to $44 million in the third quarter of 2020. White Mountains’s Other Operations segment reported net investment income of $5 million in the third quarter of 2021 compared to $60 million in the third quarter of 2020. The decrease in net investment income was driven primarily by $55 million of net proceeds received from a dividend recapitalization at MediaAlpha in the third quarter of 2020. See Summary of Investment Results on page 76.
The Other Operations segment reported $28 million of other revenues in the third quarter of 2021 compared to $2 million in the third quarter of 2020. The Other Operations segment reported $24 million of cost of sales in the third quarter of 2021 compared to $2 million in the third quarter of 2020. The increases in other revenues and cost of sales were driven primarily by an acquisition within the Other Operations segment.
The Other Operations segment reported general and administrative expenses of $15 million in the third quarter of 2021 compared to $44 million in the third quarter of 2020. The decrease in general and administrative expenses was driven primarily by lower incentive compensation costs.

Other Operations Results—Nine Months Ended September 30, 2021 versus Nine Months Ended September 30, 2020
White Mountains’s Other Operations segment reported pre-tax (loss) income of $(340) million in the first nine months of 2021 compared to $274 million in the first nine months of 2020. White Mountains’s Other Operations segment reported net realized and unrealized investment (losses) gains from its investment in MediaAlpha of $(326) million in the first nine months of 2021 compared to $295 million in the first nine months of 2020. Excluding MediaAlpha, White Mountains’s Other Operations segment reported net realized and unrealized investment gains (losses) of $34 million in the first nine months of 2021 compared to $(17) million in the first nine months of 2020. White Mountains’s Other Operations segment reported net investment income of $16 million in the first nine months of 2021 compared to $79 million in the first nine months of 2020. The decrease in net investment income was driven primarily by $55 million of net proceeds received from a dividend recapitalization at MediaAlpha in the first nine months of 2020. See Summary of Investment Results on page 76.
The Other Operations segment reported $58 million of other revenues in the first nine months of 2021 compared to $6 million in the first nine months of 2020. The Other Operations segment reported $46 million of cost of sales in the first nine months of 2021 compared to $7 million in the first nine months of 2020. The increases in other revenues and cost of sales were driven primarily by a new acquisition within the Other Operations segment.
The Other Operation segment reported general and administrative expenses of $80 million in the first nine months of 2021 compared to $87 million in the first nine months of 2020. The decrease in general and administrative expenses was driven primarily by lower incentive compensation costs.

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
The following table presents the pre-tax investment returns for White Mountains’s consolidated portfolio for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Fixed income investments	—%	0.8%	(0.1)%	4.4%
Bloomberg Barclays U.S. Intermediate Aggregate Index	—%	0.5%	(0.8)%	5.2%

Common equity securities	1.2%	7.9%	7.0%	1.6%
Investment in MediaAlpha	(55.6)%	135.5%	(51.8)%	197.2%
Other long-term investments	4.0%	2.0%	14.5%	(1.4)%
Total common equity securities, investment in MediaAlpha and other long-term investments	(17.2)%	34.2%	(8.2)%	33.5%
Total common equity securities and other long-term investments	3.7%	5.4%	13.5%	0.9%
S&P 500 Index (total return)	0.6%	8.9%	15.9%	5.6%

Total consolidated portfolio	(8.0)%	13.5%	(3.7)%	15.4%
Total consolidated portfolio - excluding MediaAlpha	1.4%	2.8%	4.6%	2.8%

Investment Returns—Three and Nine Months Ended September 30, 2021 versus Three and Nine Months Ended September 30, 2020

White Mountains’s pre-tax total consolidated portfolio return on invested assets was -8.0% in the third quarter of 2021. This return included $397 million of net unrealized investment losses from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total consolidated portfolio return on invested assets was 1.4% in the third quarter of 2021. Excluding MediaAlpha, investment returns in the third quarter were driven primarily by favorable other long-term investments results. White Mountains’s pre-tax total consolidated portfolio return on invested assets was 13.5% in the third quarter of 2020. This return included $305 million of net investment income and unrealized investment gains from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total consolidated portfolio return on invested assets was 2.8% in the third quarter of 2020. Excluding MediaAlpha, investment returns in the third quarter of 2020 were driven primarily by a rebound in equity markets following the decline experienced in the first quarter of 2020 in reaction to the COVID-19 pandemic.
White Mountains’s pre-tax total consolidated portfolio return on invested assets was -3.7% in the first nine months of 2021. This return included $325 million of net realized and unrealized investment losses from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total consolidated portfolio return on invested assets was 4.6% in first nine months of 2021. Excluding MediaAlpha, investment returns in the third quarter were driven primarily by favorable other long-term investment results. White Mountains’s pre-tax total consolidated portfolio return on invested assets was 15.4% in the first nine months of 2020. This return included $355 million of net investment income and unrealized investment gains from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total consolidated portfolio return on invested assets was 2.8% in the first nine months of 2020. Excluding MediaAlpha, returns in the first nine months of 2020 were driven primarily by the impact of the decline in interest rates on fixed income markets.

Fixed Income Results
White Mountains’s fixed income portfolio, including short-term investments, was $2.4 billion and $1.4 billion as of September 30, 2021 and December 31, 2020. The increase was driven primarily by the inclusion of invested assets relating to the Ark Transaction. The duration of White Mountains’s fixed income portfolio, including short-term investments, was 2.5 years and 3.2 years as of September 30, 2021 and December 31, 2020. White Mountains’s fixed income portfolio includes fixed maturity investments and short-term investments in the HG Re Collateral Trusts of $447 million and $432 million as of September 30, 2021 and December 31, 2020.
White Mountains’s fixed income portfolio return was flat in the third quarter of 2021 compared to 0.8% in the third quarter of 2020, in line with and outperforming the Bloomberg Barclays U.S. Intermediate Aggregate Index returns of 0.0% and 0.5% for the comparable periods. White Mountains’s fixed income portfolio returned -0.1% in the first nine months of 2021 compared to 4.4% in the first nine months of 2020, outperforming and underperforming the Bloomberg Barclays U.S. Intermediate Aggregate Index returns of -0.8% and 5.2% for the comparable periods.
The results in the third quarter and first nine months of 2021 were driven primarily by the short duration positioning of White Mountains’s fixed income portfolio as interest rates increased during the period, partially offset by currency losses. The results in the third quarter of 2020 were driven primarily by the impact of White Mountains’s overweight positioning to investment grade corporate bonds as credit spreads tightened during the period. The results in the first nine months of 2020 were driven primarily by the short duration positioning of White Mountains’s fixed income portfolio as interest rates declined significantly during the period.

Common Equity Securities, Investment in MediaAlpha and Other Long-Term Investments Results
White Mountains’s portfolio of common equity securities, its investment in MediaAlpha and other long-term investments was $1.8 billion and $1.6 billion as of September 30, 2021 and December 31, 2020, which represented 42% and 54% of total invested assets. See Note 3 — “Investment Securities”. The change was driven primarily by an increase in the fair value of Kudu’s Participation Contracts, the inclusion of invested assets relating to the Ark Transaction and the addition of a bank loan fund at Ark, partially offset by a decline in the fair value of White Mountains’s investment in MediaAlpha.
White Mountains’s portfolio of common equity securities, its investment in MediaAlpha and other long-term investments returned -17.2% in the third quarter of 2021, driven primarily by $397 million of unrealized investment losses from MediaAlpha. White Mountains’s portfolio of common equity securities and other long-term investments returned 3.7% in the third quarter of 2021. White Mountains’s portfolio of common equity securities, its investment in MediaAlpha and other long-term investments returned 34.2% in the third quarter of 2020, which included $305 million of net investment income and unrealized investment gains from MediaAlpha. White Mountains’s portfolio of common equity securities and other long-term investments returned 5.4% in the third quarter of 2020.
White Mountains’s portfolio of common equity securities, its investment in MediaAlpha and other long-term investments returned -8.2% in the first nine months of 2021, driven primarily by $325 million of net realized and unrealized investment losses from MediaAlpha. White Mountains’s portfolio of common equity securities and other long-term investments returned 13.5% in the first nine months of 2021. White Mountains’s portfolio of common equity securities, its investment in MediaAlpha and other long-term investments returned 33.5% in the first nine months of 2020, which included $355 million of net investment income and unrealized investment gains from MediaAlpha. White Mountains’s portfolio of common equity securities and other long-term investments returned 0.9% in the first nine months of 2020.
During the second half of 2020, White Mountains sold its portfolio of common equity securities, including its portfolio of ETFs and international common equity securities, in anticipation of funding the Ark Transaction. Following the Ark Transaction, White Mountains’s portfolio of common equity securities consists of international listed funds held in the Ark portfolio. As of September 30, 2021, the fair value of White Mountains’s international listed funds was $160 million.
White Mountains’s portfolio of common equity securities returned 1.2% in the third quarter of 2021 compared to 7.9% in the third quarter of 2020, outperforming and underperforming the S&P 500 Index returns of 0.6% and 8.9% for the comparable periods. White Mountains’s portfolio of common equity securities returned 7.0% in the first nine months of 2021 compared to 1.6% in the first nine months of 2020, underperforming the S&P 500 Index returns of 15.9% and 5.6% for the comparable periods. The results for the third quarter and first nine months of 2021 were driven primarily by relative outperformance and underperformance in White Mountains’s non-U.S. common equity positions versus the S&P 500 Index for these periods. The results for the third quarter and first nine months of 2020 were driven primarily by relative underperformance in White Mountains’s non-U.S. common equity positions versus the S&P 500 Index for these periods.

Historically, White Mountains’s portfolio of ETFs was designed to provide investment results that generally corresponded to the performance of the S&P 500 Index. White Mountains’s portfolio of ETFs was fully liquidated in the fourth quarter of 2020. In the third quarter and first nine months of 2020, White Mountains’s portfolio of ETFs essentially earned the effective index return, before expenses. White Mountains also maintained relationships with a small number of third-party registered investment advisers (the “actively managed common equity portfolio”), who primarily invested in non-U.S. equity securities through unit trusts. At the end of the third quarter of 2020, White Mountains fully redeemed its actively managed common equity portfolio. White Mountains’s actively managed common equity portfolio returned 4.7% in the third quarter of 2020, underperforming the S&P 500 Index return of 8.9%. White Mountains’s actively managed common equity portfolio returned -11.0% in the first nine months of 2020, underperforming the S&P 500 Index returns of 5.6%.
White Mountains maintains a portfolio of other long-term investments that consists primarily of unconsolidated entities, including Kudu’s Participation Contracts, private equity funds, a hedge fund, Lloyd’s trust deposits, a bank loan fund, ILS funds and private debt investments. White Mountains’s portfolio of other long-term investments was $1.3 billion and $787 million as of September 30, 2021 and December 31, 2020. The change in other long-term investments was driven primarily by an increase in the fair value of Kudu’s Participation Contracts, the inclusion of invested assets relating to the Ark Transaction and the addition of a bank loan fund at Ark.
White Mountains’s other long-term investments portfolio returned 4.0% in the third quarter of 2021 compared to 2.0% in the third quarter of 2020. Investment returns for the third quarter of 2021 were driven primarily by $28 million of net investment income and unrealized investment gains from Kudu’s Participation Contracts, a $10 million increase in the fair value of White Mountains’s investment in PassportCard/DavidShield and net investment income and realized and unrealized investment gains from private equity funds. Investment returns from Kudu’s Participation Contracts were driven primarily by asset growth, the performance of Kudu’s underlying asset management businesses and the expected value to be received in potential sale transactions. Investment returns from White Mountains’s investment in PassportCard/DavidShield were driven primarily by growth in leisure travel premiums and commission revenues as the global economy recovered from the COVID-19 pandemic. Investment returns in the third quarter of 2020 included $16 million of net investment income and unrealized investment gains from Kudu’s Participation Contracts, partially offset by net realized and unrealized investment losses from private equity funds.
White Mountains’s other long-term investments portfolio returned 14.5% in the first nine months of 2021 compared to -1.4% in the first nine months of 2020. Investment returns for the first nine months of 2021 were driven primarily by $89 million of net investment income and unrealized investment gains from Kudu’s Participation Contracts, a $10 million increase in the fair value of White Mountains’s investment in PassportCard/DavidShield and realized and unrealized investment gains from private equity funds. Investment returns from Kudu’s Participation Contracts were driven primarily by asset growth, the performance of Kudu’s underlying asset management businesses and the expected value to be received in potential sale transactions. Investment returns from PassportCard/DavidShield were driven primarily by growth in leisure travel premiums and commission revenues as the global economy recovered from the COVID-19 pandemic. Investment returns for the first nine months of 2020 were driven primarily by a $10 million decrease in the fair value of White Mountains’s investment in PassportCard/DavidShield, where the global slowdown in travel activity in reaction to the COVID-19 pandemic caused a significant decline in leisure travel premium and commission revenues and net realized and unrealized investment losses from private equity funds and a private debt investment, partially offset by net investment income from Kudu’s Participation Contracts.

Foreign Currency Exposure

As of September 30, 2021, White Mountains had foreign currency exposure on $275 million of net assets primarily related to NSM’s U.K.-based operations, Kudu’s non-U.S. Participation Contracts, Ark’s non-U.S. business and certain other foreign consolidated and unconsolidated entities.
The following table presents the fair value of White Mountains’s foreign denominated net assets by segment as of September 30, 2021:

Currency $ in Millions	NSM	Kudu	Other Operations	Ark	Total Fair Value	% of Total Shareholders’ Equity
GBP	$123.4	$—	$—	$16.8	$140.2	3.8%
CAD	—	79.5	—	29.6	109.1	3.0%
AUD	—	43.7	—	12.4	56.1	1.5%
EUR	—	—	22.1	(57.1)	(35.0)	(1.0)%
All other	—	—	4.4	—	4.4	.2%
Total	$123.4	$123.2	$26.5	$1.7	$274.8	7.5%

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
White Mountains’s income tax expense related to pre-tax loss from continuing operations for the three and nine months ended September 30, 2021 represented an effective tax rate of (6)% and (12)%. The effective tax rate was different from the U.S. statutory rate of 21%, due to losses in jurisdictions with lower tax rates than the United States, a full valuation allowance on net deferred tax assets in certain U.S. operations, consisting of the WM Adams, Inc. consolidated tax group included within the Other Operations segment and BAM, and state income taxes. For the nine months ended September 30, 2021, the effective rate was also different from the U.S. statutory rate of 21% due to additional tax expense related to the revaluation of U.K. deferred tax assets and liabilities. On June 10, 2021, the U.K. enacted an increase in its corporate tax rate from 19% to 25% for periods after April 1, 2023. On June 30, 2021, White Mountains increased its net U.K. deferred tax liability to reflect the higher tax rate on temporary differences projected to reverse after the new rate becomes effective.
White Mountains’s income tax expense related to pre-tax income from continuing operations for the three and nine months ended September 30, 2020 represented an effective tax rate of 31% and 34%. The effective tax rate was different from the U.S. statutory rate of 21% due to tax expense associated with the reorganization of the Guilford Holdings, Inc. consolidated U.S. tax group included within the Other Operations segment in preparation for the MediaAlpha IPO and state income taxes, partially offset by income generated in jurisdictions with lower tax rates than the United States. The additional tax expense associated with the reorganization of the Guilford Holdings, Inc. consolidated U.S. tax group consisted of withholding taxes and the establishment of a partial valuation allowance on deferred tax assets of various service companies, other entities and investments.

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

Dividend Capacity

The following is a description of the dividend capacity of White Mountains’s insurance, reinsurance and other operating subsidiaries:

HG Global/BAM
As of September 30, 2021, HG Global had $619 million face value of preferred shares outstanding, of which White Mountains owned 96.9%. Holders of the HG Global preferred shares receive cumulative dividends at a fixed annual rate of 6.0% on a quarterly basis, when and if declared by HG Global. During the nine months ended September 30, 2021, HG Global declared and paid a $22 million preferred dividend, of which White Mountains received $21 million. As of September 30, 2021, HG Global has accrued $399 million of dividends payable to holders of its preferred shares, $386 million of which is payable to White Mountains and is eliminated in consolidation. As of September 30, 2021, HG Global and its subsidiaries had $1 million of cash outside of HG Re.
HG Re is a Special Purpose Insurer subject to regulation and supervision by the BMA, but it does not require regulatory approval to pay dividends. However, HG Re’s dividend capacity is limited to amounts held outside of the Collateral Trusts pursuant to the FLRT with BAM. As of September 30, 2021, HG Re had $758 million of statutory capital and surplus and $845 million of assets held in the Collateral Trusts pursuant to the FLRT with BAM.
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
As of September 30, 2021, the Collateral Trusts held assets of $845 million, which included $450 million of cash and investments, $388 million of BAM Surplus Notes and $7 million of interest receivable on the BAM Surplus Notes.
As of September 30, 2021, HG Re had $2 million of cash and investments and $121 million of accrued interest on the BAM Surplus Notes held outside the Collateral Trusts.
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
During the three and nine months ended September 30, 2021, BAM made no repayments of the BAM Surplus Notes or accrued interest. In January 2020, BAM made a one-time $65 million cash payment of principal and interest on the BAM Surplus Notes held by HG Global. Of this payment, $48 million was a repayment of principal held in the Supplemental Trust, $1 million was a payment of accrued interest held in the Supplemental Trust and $16 million was a payment of accrued interest held outside the Supplemental Trust. See Note 10 — “Municipal Bond Guarantee Insurance”.

Ark
GAIL, a class 4 licensed Bermuda insurer, has the ability to declare or pay dividends or make capital distributions during any 12-month period without the prior approval of Bermuda regulatory authorities on the condition that any such declaration or payment of dividends or capital distributions does not cause a breach of any of its regulatory solvency and liquidity requirements. During 2021, GAIL has the ability, subject to meeting all appropriate liquidity and solvency requirements, to make dividend or capital distributions without the prior approval of regulatory authorities, subject to meeting all appropriate liquidity and solvency requirements, of $20 million, which is equal to 15% of its December 31, 2020 statutory capital, excluding earned surplus. The amount of dividends available to be paid by GAIL in any given year is also subject to cash flow and earnings generated by GAIL's business. During the nine months ended September 30, 2021, GAIL did not pay a dividend to its immediate parent.
As of September 30, 2021, Ark and its intermediate holding companies had $4 million of net unrestricted cash, short-term investments and fixed maturity investments outside of its regulated and unregulated insurance and reinsurance operating subsidiaries. During the nine months ended September 30, 2021, Ark did not pay any dividends to its immediate parent.

NSM
During the nine months ended September 30, 2021, NSM distributed $4 million to unitholders, substantially all of which was paid to White Mountains. As of September 30, 2021, NSM had $34 million of net unrestricted cash and short-term investments.

Kudu
During the nine months ended September 30, 2021, Kudu distributed $9 million to unitholders, substantially all of which was paid to White Mountains. As of September 30, 2021, Kudu had $10 million of net unrestricted cash and short-term investments.

Other Operations
During the nine months ended September 30, 2021, White Mountains paid a $3 million common share dividend. As of September 30, 2021, the Company and its intermediate holding companies had $507 million of net unrestricted cash, short-term investments and fixed maturity investments, $316 million of MediaAlpha common stock and $160 million of private equity funds and ILS funds.

Financing

The following table presents White Mountains’s capital structure as of September 30, 2021 and December 31, 2020:

$ in Millions	September 30, 2021	December 31, 2020
Ark 2007 Subordinated Notes (1)	$43.9	$—
Ark 2021 Subordinated Notes (1)(2)	156.8	—
NSM Bank Facility (1)(2)	293.7	271.3
Other NSM debt (1)	1.3	1.3
Kudu Credit Facility (1)(2)	195.6	—
Kudu Bank Facility (1)(2)	—	86.3
Other Operations debt (1)(2)	19.1	17.5
Total debt	710.4	376.4
Non-controlling interests—excluding BAM	257.9	35.2
Total White Mountains’s common shareholders’ equity	3,521.7	3,906.0
Total capital	4,490.0	4,317.6
Time-value discount on expected future payments on the BAM Surplus Notes (3)	(128.0)	(142.5)
HG Global’s unearned premium reserve (3)	206.8	190.0
HG Global’s net deferred acquisition costs (3)	(58.1)	(52.4)
Total adjusted capital	$4,510.7	$4,312.7

Total debt to total adjusted capital	15.7%	8.7%
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

Covenant Compliance
As of September 30, 2021, White Mountains was in compliance in all material respects with all of the covenants under all of its debt instruments.

Share Repurchases

White Mountains’s board of directors has authorized the Company to repurchase its common shares from time to time, subject to market conditions. The repurchase authorizations do not have a stated expiration date. As of September 30, 2021, White Mountains may repurchase an additional 463,223 shares under these board authorizations. In addition, from time to time White Mountains has also repurchased its common shares through tender offers that were separately approved by its board of directors.
During the third quarter of 2021, White Mountains repurchased and retired 79,294 of its common shares for $87 million at an average share price of $1,099, or 93% of White Mountains’s September 30, 2021 adjusted book value per share. During the nine months ended September 30, 2021, White Mountains repurchased and retired 86,512 of its common shares for $95 million, at an average share price of $1,094, which was approximately 93% of White Mountains’s September 30, 2021 adjusted book value per share. Of the shares White Mountains repurchased in the first nine months of 2021, 7,218 were to satisfy employee income tax withholding pursuant to employee benefit plans, which do not reduce the board authorizations.
During the nine months ended September 30, 2020, White Mountains repurchased and retired 99,087 of its common shares for $85 million, at an average share price of $859, which was approximately 78% of White Mountains’s September 30, 2020 adjusted book value per share. Of the shares White Mountains repurchased in the first nine months of 2020, 5,899 were to satisfy employee income tax withholding pursuant to employee benefit plans. White Mountains did not repurchase any of its common shares in the third quarter of 2020.

Cash Flows

Detailed information concerning White Mountains’s cash flows during the nine months ended September 30, 2021 and 2020 follows:

Cash flows from operations for the nine months ended September 30, 2021 and September 30, 2020

Net cash provided from operations was $46 million in the nine months ended September 30, 2021 compared to $12 million in the nine months ended September 30, 2020. During the first nine months ended September 30, 2021, the increase in cash provided from operations was driven primarily by the cash inflow from Ark’s operations, partially offset by the deployments in Kudu’s participation contracts and Ark’s transaction expenses. As of September 30, 2021, the Company and its intermediate holding companies had $507 million of net unrestricted cash, short-term investments and fixed maturity investments, $316 million of MediaAlpha common stock and $160 million of private equity funds and ILS funds.

Cash flows from investing and financing activities for the nine months ended September 30, 2021

Financing and Other Capital Activities
During the nine months ended September 30, 2021, the Company declared and paid a $3 million cash dividend to its common shareholders.
During the nine months ended September 30, 2021, White Mountains repurchased and retired 86,512 of its common shares for $95 million, 7,218 of which were repurchased under employee benefit plans for statutory withholding tax payments.
During the nine months ended September 30, 2021, BAM received $45 million in MSC.
During the nine months ended September 30, 2021, HG Global declared and paid $22 million of preferred dividends, of which $21 million was paid to White Mountains.
During the third quarter of 2021, Ark issued $163 million face value floating rate unsecured subordinated notes at par in three transactions for proceeds of $158 million, net of debt issuance costs.
During the nine months ended September 30, 2021, NSM distributed $4 million to unitholders, substantially all of which was paid to White Mountains.
During the nine months ended September 30, 2021, NSM repaid $2 million in term loans, borrowed $35 million in revolving loans and repaid $9 million in revolving loans under the NSM Bank Facility.
During the nine months ended September 30, 2021, Kudu distributed $9 million to unitholders, substantially all of which was paid to White Mountains.
During the nine months ended September 30, 2021, Kudu borrowed $3 million in term loans under the Kudu Bank Facility.
On March 23, 2021, Kudu entered into the Kudu Credit Facility with an initial draw of $102 million, of which $92 million was used to repay the outstanding principal balance on its term loans under the Kudu Bank Facility. During the nine months ended September 30, 2021, Kudu borrowed an additional $101 million in term loans under the Kudu Credit Facility.

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
On August 6, 2021, NSM acquired 100% of J.C. Taylor for $50 million of upfront cash consideration. NSM borrowed $35 million from the NSM Bank Facility to fund the acquisition.

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
During the nine months ended September 30, 2020, HG Global declared and paid $23 million of preferred dividends, of which $22 million was paid to White Mountains.
During the nine months ended September 30, 2020, NSM borrowed £43 million ($52 million based upon the foreign exchange spot rate at the date of acquisition) in term loans under the NSM Bank Facility for the Kingsbridge transaction.
During the nine months ended September 30, 2020, Kudu borrowed $17 million in term loans under the Kudu Bank Facility and made no repayments.

Acquisitions and Dispositions
On April 7, 2020, NSM acquired 100% of Kingsbridge for £107 million ($132 million based upon the foreign exchange spot rate at the date of acquisition) in upfront cash. White Mountains contributed $80 million to NSM and NSM borrowed £43 million ($52 million based upon the foreign exchange spot rate at the date of acquisition) to fund the transaction.
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
Under GAAP, White Mountains is required to carry the BAM Surplus Notes, including accrued interest, at nominal value with no consideration for time value of money. Based on a debt service model that forecasts operating results for BAM through maturity of the BAM Surplus Notes, the present value of the BAM Surplus Notes, including accrued interest and using an 8% discount rate, was estimated to be $132 million, $137 million, $147 million and $149 million less than the nominal GAAP carrying values as of September 30, 2021, June 30, 2021, December 31, 2020 and September 30, 2020, respectively.
The value of HG Global’s unearned premium reserve, net of deferred acquisition costs, was $154 million, $150 million, $142 million and $136 million as of September 30, 2021, June 30, 2021, December 31, 2020 and September 30, 2020, respectively.
White Mountains believes these adjustments are useful to management and investors in analyzing the intrinsic value of HG Global, including the value of the BAM Surplus Notes and the value of the in-force business at HG Re, HG Global’s reinsurance subsidiary.
The denominator used in the calculation of adjusted book value per share equals the number of common shares outstanding, adjusted to exclude unearned restricted common shares, the compensation cost of which, at the date of calculation, has yet to be amortized. Restricted common shares are earned on a straight-line basis over their vesting periods. The reconciliation of GAAP book value per share to adjusted book value per share is included on page 56.

BAM’s gross written premiums and MSC from new business
BAM’s gross written premiums and MSC from new business is a non-GAAP financial measure, which is derived by adjusting gross written premiums and MSC collected (i) to include the present value of future installment MSC not yet collected and (ii) to exclude the impact of gross written premium adjustments related to policies closed in prior periods. White Mountains believes these adjustments are useful to management and investors in evaluating the volume and pricing of new business closed during the period. The reconciliation from GAAP gross written premiums to gross written premiums and MSC from new business is included on page 61.

Ark’s adjusted loss and loss adjustment expense, insurance acquisition expense, other underwriting expense and combined ratios
Ark’s adjusted loss and loss adjustment expense ratio, adjusted insurance acquisition expense ratio, adjusted other underwriting expense ratio and adjusted combined ratio are non-GAAP financial measures, which are derived by adjusting the GAAP ratios to add back amounts ceded to TPC Providers for the Syndicates. The impact of these reinsurance arrangements relate to years of account prior to the Ark Transaction. White Mountains believes these adjustments are useful to management and investors in evaluating Ark’s results on a fully aligned basis. The reconciliation from the GAAP ratios to the adjusted ratios is included on page 67.

NSM’s EBITDA and NSM’s adjusted EBITDA
NSM’s EBITDA and adjusted EBITDA are non-GAAP financial measures. EBITDA is a non-GAAP financial measure that excludes interest expense on debt, income tax expense (benefit), depreciation and amortization of other intangible assets from GAAP net income (loss). Adjusted EBITDA is a non-GAAP financial measure that excludes certain other items in GAAP net income (loss) in addition to those excluded from EBITDA. The adjustments relate to (i) change in fair value of contingent consideration liabilities, (ii) non-cash equity-based compensation expense, (iii) impairments of intangible assets, (iv) loss on assets held for sale, (v) acquisition-related transaction expenses, (vi) investments made in the development of new business lines and (vii) restructuring expenses. A description of each follows:
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

White Mountains believes that these non-GAAP financial measures are useful to management and investors in evaluating NSM’s performance. The reconciliation of NSM’s GAAP net income (loss) to EBITDA and adjusted EBITDA is included on page 70.

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

White Mountains believes that these non-GAAP financial measures are useful to management and investors in evaluating Kudu’s performance. The reconciliation of Kudu’s GAAP net income (loss) to EBITDA and adjusted EBITDA is included on page 73.

Total consolidated portfolio return excluding MediaAlpha
Total consolidated portfolio return excluding MediaAlpha is a non-GAAP financial measure that removes the net investment income and net realized and unrealized investment gains (losses) from White Mountains’s investment in MediaAlpha. White Mountains believes this measure to be useful to management and investors by showing the underlying performance of White Mountains’s investment portfolio without regard to MediaAlpha. The following tables present reconciliations from GAAP to the reported percentages:

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
	GAAP Return	Remove MediaAlpha	Return - Excluding MediaAlpha	GAAP Return	Remove MediaAlpha	Return - Excluding MediaAlpha
Total consolidated portfolio return	(8.0)%	9.4%	1.4%	13.5%	(10.7)%	2.8%

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	GAAP Return	Remove MediaAlpha	Return - Excluding MediaAlpha	GAAP Return	Remove MediaAlpha	Return - Excluding MediaAlpha
Total consolidated portfolio return	(3.7)%	8.3%	4.6%	15.4%	(12.6)%	2.8%

Adjusted capital
Total capital at White Mountains is comprised of White Mountains’s common shareholders’ equity, debt and non-controlling interests other than non-controlling interests attributable to BAM. Total adjusted capital is a non-GAAP financial measure, which is derived by adjusting total capital (i) to include a discount for the time value of money arising from the expected timing of cash payments of principal and interest on the BAM Surplus Notes and (ii) to add back the unearned premium reserve, net of deferred acquisition costs, at HG Global. The reconciliation of total capital to total adjusted capital is included on page 82.

CRITICAL ACCOUNTING ESTIMATES

Refer to the Company’s 2020 Annual Report on Form 10-K for a complete discussion regarding White Mountains’s critical accounting estimates. The following describes changes to White Mountains’s critical accounting estimates since December 31, 2020 as of September 30, 2021.

I. Fair Value Measurements

General

White Mountains records certain assets and liabilities at fair value in its consolidated financial statements, with changes therein recognized in current period earnings. In addition, White Mountains discloses estimated fair value for certain liabilities measured at historical or amortized cost. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an exit price) at a particular measurement date. Fair value measurements are categorized into a hierarchy that distinguishes between inputs based on market data from independent sources (observable inputs) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (unobservable inputs). Quoted prices in active markets for identical assets have the highest priority (Level 1), followed by observable inputs other than quoted prices including prices for similar but not identical assets or liabilities (Level 2), and unobservable inputs, including the reporting entity’s estimates of the assumptions that market participants would use, having the lowest priority (Level 3).
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

Invested Assets
White Mountains uses outside pricing services and brokers to assist in determining fair values. The outside pricing services White Mountains uses have indicated that they will only provide prices where observable inputs are available. As of September 30, 2021, approximately 69% of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs.

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

Level 2 Measurements
Investments valued using Level 2 inputs include fixed maturity investments which have been disaggregated into classes, including debt securities issued by corporations, municipal obligations, mortgage and asset-backed securities and collateralized loan obligations. Investments valued using Level 2 inputs also include certain common equity listed funds traded on foreign exchanges, which White Mountains values using the fund manager’s published NAV to account for the difference in market close times.
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

Other Long-Term Investments
As of September 30, 2021, White Mountains owned a portfolio of other long-term investments valued at $1.3 billion, that consisted primarily of unconsolidated entities, including Kudu’s Participation Contracts, private equity funds, a hedge fund, Lloyd’s trust deposits, a bank loan fund, ILS funds and private debt investments. As of September 30, 2021, $815 million of White Mountains’s other long-term investments consisting primarily of unconsolidated entities, including Kudu’s Participation Contracts and private debt investments, were classified as Level 3 investments in the GAAP fair value hierarchy, were not actively traded in public markets, and did not have readily observable market prices. The determination of the fair value of these securities involves significant management judgment and the use of valuation models and assumptions that are inherently subjective and uncertain.  As of September 30, 2021, $471 million of White Mountains’s other long-term investments, consisting of private equity funds, a hedge fund, Lloyd’s trust deposits, a bank loan fund, and ILS funds, were valued at fair value using NAV as a practical expedient. Investments for which fair value is measured at NAV using the practical expedient are not classified within the fair value hierarchy.
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
As of September 30, 2021, White Mountains’s most significant other long-term investments that are valued using Level 3 measurements include Kudu’s Participation Contracts and PassportCard/DavidShield.

Valuation of Kudu’s Participation Contracts
Kudu’s Participation Contracts comprise non-controlling equity interests in the form of revenue and earnings participation contracts. As of September 30, 2021, the combined fair value of Kudu’s Participation Contracts was $605 million. On a quarterly basis, White Mountains values each of Kudu’s Participation Contracts using discounted cash flow models. As of September 30, 2021, certain of Kudu’s Participation Contracts with a total fair value of $121 million were valued using a probability weighted expected return method, which was based on a discounted cash flow analysis and the expected value to be received in potential sale transactions.
The discounted cash flow models include key inputs such as projections of future revenues and earnings of Kudu’s clients, a discount rate and a terminal cash flow exit multiple. The expected future cash flows are based on management judgment, considering current performance, budgets and projected future results. The discount rates reflect the weighted average cost of capital, considering comparable public company data, adjusted for risks specific to the business and industry. The terminal exit multiple is generally based on expectations of annual cash flow to Kudu from each of its clients in the terminal year of the cash flow model. In determining fair value, White Mountains considers factors such as performance of underlying products and vehicles, expected client growth rates, new fund launches, fee rates by products, capacity constraints, operating cash flow of underlying manager and other qualitative factors, including the assessment of key personnel. The inputs to each discounted cash flow analysis vary depending on the nature of each client. As of September 30, 2021, White Mountains concluded that pre-tax discount rates in the range of 18% to 23%, and terminal cash flow exit multiples in the range of 7 to 13 times were appropriate for the valuations of Kudu’s Participation Contracts.
With a discounted cash flow analysis, small changes to inputs in a valuation model may result in significant changes to fair value. The following table presents the estimated effect on the fair value of Kudu’s Participation Contracts as of September 30, 2021, resulting from increases and decreases to the discount rates and terminal cash flow exit multiples used in the discounted cash flow analysis:

$ in Millions	Discount Rate(1)
Terminal Exit Multiple	-2%	-1%	18% - 23%	+1%	+2%
+2	$701	$667	$637	$607	$581
+1	$682	$650	$621	$593	$567
7x - 13x	$663	$632	$605	$578	$554
-1	$644	$615	$589	$563	$540
-2	$625	$598	$574	$551	$530
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
White Mountains concluded that an after-tax discount rate of 23% and a terminal revenue growth rate of 4% was appropriate for the valuation of its investment in PassportCard/DavidShield as of September 30, 2021. Utilizing these assumptions, White Mountains determined that the fair value of its investment in PassportCard/DavidShield was $105 million as of September 30, 2021.
Premiums and commission revenues from leisure travel insurance placed by PassportCard declined dramatically in the twelve months ended December 31, 2020 due to the COVID-19 pandemic. This decline was modestly offset by increased premiums and commission revenues from international private medical insurance placed by DavidShield. During the third quarter of 2020, PassportCard/DavidShield curtailed its global expansion efforts in response to the impact of the COVID-19 pandemic.
In the first quarter of 2021, sustained progress with COVID-19 vaccinations in Israel and abroad led to the Israeli airport reopening in March, which resulted in increased leisure travel and the placement of leisure travel insurance by PassportCard. As a global leader in vaccination efforts, Israel was recently accepted into the EU Digital COVID Certificate program, which permits travel without restrictions to many destination countries both within and outside of the European Union. In the first nine months of 2021, PassportCard’s premiums and commission revenues continued to recover significantly from 2020, with third quarter premiums and commission revenues nearly doubling from the second quarter of 2021. Premiums and commission revenues from international private medical insurance placed by DavidShield continued to grow in the first nine months of 2021.
With a discounted cash flow analysis, small changes to inputs in a valuation model may result in significant changes to fair value. The following table presents the estimated effect on the fair value of White Mountains’s investment in PassportCard/DavidShield as of September 30, 2021, resulting from changes in key inputs to the discounted cash flow analysis, including the discount rate and terminal revenue growth rate:

$ in Millions	Discount Rate
Terminal Revenue Growth Rate	21%	22%	23%	24%	25%
4.5%	$127	$116	$106	$97	$89
4.0%	$124	$114	$105	$95	$88
3.5%	$121	$111	$102	$94	$86

Other Long-term Investments - NAV
White Mountains’s portfolio of other long-term investments includes investments in private equity funds, a hedge fund, Lloyd’s trust deposits, a bank loan fund and ILS funds, which are valued at fair value using NAV as a practical expedient. White Mountains employs a number of procedures to assess the reasonableness of the fair value measurements for other long-term investments measured at NAV, including obtaining and reviewing periodic and audited annual financial statements as well as periodically discussing each fund’s pricing with the fund manager. However, since the fund managers do not provide sufficient information to evaluate the pricing methods and inputs for each underlying investment, White Mountains considers the valuation inputs to be unobservable. The fair value of White Mountains’s other long-term investments measured at NAV are generally determined using the fund manager’s NAV. In the event that White Mountains believes the fair value differs from the NAV reported by the fund manager due to illiquidity or other factors, White Mountains will adjust the reported NAV to more appropriately represent the fair value of its investment.

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

•change in book value per share or adjusted book value per share or return on equity;
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
There were no significant changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended September 30, 2021.

Part II.OTHER INFORMATION

Item 1.Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes to any of the risk factors previously disclosed in the Registrant’s 2020 Annual Report on Form 10-K.

Item 2.Issuer Purchases of Equity Securities.

Months	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (1)
July 1 - July 30, 2021	2,841	$1,122.87	2,784	539,733
August 1 - August 31, 2021	16,878	$1,123.41	16,878	522,855
September 1 - September 30, 2021	59,632	$1,090.72	59,632	463,223
Total	79,351	$1,098.82	79,294	463,223
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
Loan and Servicing Agreement dated as of March 23, 2021 among Kudu Investment Management, LLC, Kudu Investment Holdings, LLC, Kudu Investments US, LLC, KFO Holdings, Ltd., KWCP Holdings UK, Ltd., Massachusetts Mutual Life Insurance Company and Alter Domus (*) (**)

	10.2	—	Paying Agency Agreement dated 13 July 2021 between Group Ark Insurance Limited, The Bank of New York Mellon, London Branch and The Bank of New York Mellon SA/NV, Dublin Branch (*) (**)
	10.3	—	Paying Agency Agreement dated 11 August 2021 between Group Ark Insurance Limited, The Bank of New York Mellon, London Branch and The Bank of New York Mellon SA/NV, Dublin Branch (*) (**)
	10.4	—	Paying Agency Agreement dated 8 September 2021 between Group Ark Insurance Limited, The Bank of New York Mellon, London Branch and The Bank of New York Mellon SA/NV, Dublin Branch (*) (**)
	31.1	—	Principal Executive Officer Certification Pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934, as Amended. (*)
	31.2	—	Principal Financial Officer Certification Pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934, as Amended. (*)
	32.1	—	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)
	32.2	—	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)
	101	—	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(*)	Included herein
(**)	Portions of this exhibit are redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
(Registrant)

Date:	November 8, 2021	By: /s/ Michaela J. Hildreth
Michaela J. Hildreth
Managing Director and Chief Accounting Officer