Form 10-K
period 2021-12-31
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2022-02-28
CIK 776867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

The aggregate market value of voting shares (based on the closing price of those shares listed on the New York Stock Exchange and the consideration received for those shares not listed on a national or regional exchange) held by non-affiliates of the Registrant as of June 30, 2021, was $3,482,682,176.

As of February 23, 2022, 3,000,849 common shares, par value of $1.00 per share, were outstanding (which includes 25,125 restricted common shares that were not vested at such date).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), relating to the Registrant’s Annual General Meeting of Members scheduled to be held May 26, 2022 are incorporated by reference into Part III of this Form 10-K. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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
As of December 31, 2021, White Mountains conducted its business primarily in five areas: municipal bond insurance, property and casualty insurance and reinsurance, specialty insurance distribution, capital solutions for asset management firms and other operations. White Mountains’s municipal bond insurance business is conducted through its subsidiary HG Global Ltd. and its reinsurance subsidiary HG Re Ltd. (“HG Re”), (collectively, “HG Global”). HG Global was established to fund the startup of and provide reinsurance, through HG Re, to Build America Mutual Assurance Company (“BAM”), a mutual municipal bond insurance company. White Mountains’s property and casualty insurance and reinsurance business is conducted through its subsidiary Ark Insurance Holdings Limited and its subsidiaries (collectively, “Ark”). White Mountains’s specialty insurance distribution business is conducted through its subsidiary NSM Insurance HoldCo, LLC and its subsidiaries (collectively, “NSM”). White Mountains provides capital solutions for asset management firms through its subsidiary Kudu Investment Management, LLC and its subsidiaries (collectively, “Kudu”). White Mountains’s other operations consist of the Company and its wholly-owned subsidiary, White Mountains Capital, LLC (“WM Capital”), its other intermediate holding companies, its wholly-owned investment management subsidiary, White Mountains Advisors LLC (“WM Advisors”), investment assets managed by WM Advisors, its interests in MediaAlpha, Inc. (“MediaAlpha”), certain other consolidated and unconsolidated entities and certain other assets. As of December 31, 2021, White Mountains’s reportable segments were HG Global/BAM, Ark, NSM, Kudu and Other Operations.

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
HG Global was established to fund the startup of BAM and, through HG Re, to provide up to 15%-of-par, first loss reinsurance protection for policies underwritten by BAM. HG Global and HG Re are domiciled in Bermuda. At inception in 2012, HG Global was capitalized with $609 million. HG Global, together with its subsidiaries, funded the initial capitalization of BAM through the purchase of $503 million of surplus notes issued by BAM (the “BAM Surplus Notes”). See “CRITICAL ACCOUNTING ESTIMATES — Surplus Notes Valuation — BAM Surplus Notes” on page 79 for a discussion on the accounting and risks associated with the BAM Surplus Notes. BAM launched in July 2012 after securing its “AA/stable” rating from Standard & Poor’s Financial Services LLC (“Standard & Poor’s”). In June 2021, Standard & Poor’s affirmed BAM’s “AA/stable” rating. “AA” is the third highest of 23 financial strength ratings assigned by Standard & Poor’s.
BAM charges an insurance premium on each municipal bond insurance policy it underwrites. A portion of the premium is a member’s surplus contribution (“MSC”) and the remainder is a risk premium. In the event of a municipal bond refunding, a portion of the MSC from original issuance can be reutilized, in effect serving as a credit against the total insurance premium on the refunding of the municipal bond. Issuers of debt insured by BAM are members of BAM so long as any of their BAM-insured debt is outstanding. As members, they have certain interests in BAM, including the right to vote for BAM’s directors and to receive dividends, if declared.

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
BAM is exposed to climate-related events to the extent that those events impact a municipal issuer’s ability to service its debt obligations. BAM incorporates climate change risk in its credit underwriting process. In doing so, BAM considers both the short-term economic impact from climate change-related severe weather events (including flooding, wildfires, and drought) as well as longer-term impacts on population and property values from rising sea levels and changing temperature patterns.
As of December 31, 2021 and 2020, White Mountains reported $1,084 million and $1,061 million of total assets and $446 million and $486 million of total equity related to HG Global. As of December 31, 2021 and 2020, White Mountains owned 96.9% of HG Global’s preferred equity and 88.4% of its common equity. As of December 31, 2021 and 2020, White Mountains reported $9 million and $14 million of non-controlling interests related to HG Global.
As of December 31, 2021 and 2020, White Mountains reported $550 million and $560 million of total assets and $(124) million and $(123) million of non-controlling interests related to BAM.

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
The FLRT is a perpetual agreement with terms that can be renegotiated after a specified period of time. During 2021, BAM and HG Re agreed that the terms may be renegotiated at the end of 2024, and each subsequent five-year period thereafter.
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
In the second quarter of 2018, Fidus Re was initially capitalized by the issuance of $100 million of insurance linked securities (the “Fidus Re 2018 Agreement”). The proceeds from issuance were placed in a collateral trust supporting Fidus Re’s obligations to BAM. The insurance linked securities were issued with an initial term of 12 years and are callable five years after the date of issuance. Under the Fidus Re 2018 Agreement, Fidus Re reinsures 90% of aggregate losses exceeding $165 million on a portion of BAM’s financial guarantee portfolio (the “2018 Covered Portfolio”) up to a total reimbursement of $100 million. The Fidus Re 2018 Agreement does not provide coverage for losses in excess of $276 million. The 2018 Covered Portfolio consists of approximately 33% of BAM’s portfolio of financial guaranty policies issued through December 31, 2021.
In the first quarter of 2021, Fidus Re issued an additional $150 million of insurance linked securities (the “Fidus Re 2021 Agreement”) with an initial term of 12 years and are callable five years after the date of issuance. The proceeds from issuance were placed in a collateral trust supporting Fidus Re’s obligations to BAM. Under the Fidus Re 2021 Agreement, Fidus Re reinsures 90% of aggregate losses exceeding $135 million on a portion of BAM’s financial guarantee portfolio (the “2021 Covered Portfolio”) up to a total reimbursement of $150 million. The Fidus Re 2021 Agreement does not provide coverage for losses in excess of $302 million. The 2021 Covered Portfolio consists of approximately 38% of BAM’s portfolio of financial guaranty policies issued through December 31, 2021.

XOLT
In January 2020, BAM entered into an excess of loss reinsurance agreement (the “XOLT”) with HG Re. Under the XOLT, HG Re provides last dollar protection for exposures on municipal bonds insured by BAM in excess of NYDFS single issuer limits. The XOLT is subject to an aggregate limit equal to the lesser of $75 million or the assets held in the Supplemental Trust at any point in time. At inception, BAM ceded exposure on one covered risk to HG Re under the XOLT. Additional cessions under the XOLT are subject to approval by HG Re. As of December 31, 2021, BAM had ceded $11 million of exposure to HG Re under the XOLT.

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
On a monthly basis, BAM deposits cash equal to ceded premiums, net of ceding commissions, due to HG Re under the FLRT directly into the Regulation 114 Trust. The Regulation 114 Trust target balance is equal to gross ceded unearned premiums and unpaid ceded loss and loss adjustment expenses (“LAE”), if any. If, at the end of any quarter, the Regulation 114 Trust balance is below the target balance, funds will be withdrawn from the Supplemental Trust and deposited into the Regulation 114 Trust in an amount equal to the shortfall. If, at the end of any quarter, the Regulation 114 Trust balance is above 102% of the target balance, funds will be withdrawn from the Regulation 114 Trust and deposited into the Supplemental Trust. The Regulation 114 Trust balance as of December 31, 2021 and 2020 was $250 million and $223 million.
The Supplemental Trust target balance is $603 million, less the amount of cash and securities in the Regulation 114 Trust in excess of its target balance (the “Supplemental Trust Target Balance”). If, at the end of any quarter, the Supplemental Trust balance exceeds the Supplemental Trust Target Balance, such excess may be distributed to HG Re. The distribution will be made first as an assignment of accrued interest on the BAM Surplus Notes and second in cash and/or fixed income securities. As the BAM Surplus Notes are repaid over time, the BAM Surplus Notes will be replaced in the Supplemental Trust by cash and fixed income securities. The Supplemental Trust balance as of December 31, 2021 and 2020 was $602 million and $604 million, which included $231 million and $212 million of cash and investments, $365 million and $388 million of BAM Surplus Notes and $6 million and $4 million of interest receivable on the BAM Surplus Notes.
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
As of December 31, 2021 and 2020, the Collateral Trusts held assets of $852 million and $827 million, which included $481 million and $435 million of cash and investments, $365 million and $388 million of BAM Surplus Notes and $6 million and $4 million of interest receivable on the BAM Surplus Notes. As of December 31, 2021 and 2020, total interest receivable on the BAM Surplus Notes was $158 million and $156 million.

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
Pricing (i.e., premium level) is affected by a number of factors, including interest rate levels, credit spreads, trading value, and capture rate (i.e., the percentage of total interest savings captured in the form of insurance premium). All other things being equal, pricing is generally higher when interest rates are higher, credit spreads are wider and BAM’s trading value is higher relative to competitors and the capture rate is higher.

Insured Portfolio

The following table presents BAM’s insured portfolio by asset class as of December 31, 2021 and 2020:

Millions	December 31, 2021		December 31, 2020
Sector	Gross Par Outstanding	Average Standard & Poor’s Credit Rating (1)	Gross Par Outstanding	Average Standard & Poor’s Credit Rating (1)
General Obligation	$50,346.4	A	$43,500.8	A
Utility	11,844.2	A	9,252.4	A
Dedicated Tax	9,740.1	A	9,073.4	A
General Fund	7,661.3	A	6,418.0	A
Public Higher Education	6,291.4	A-	4,369.0	A-
Transportation	3,313.1	A	2,674.1	A
Total insured portfolio	89,196.5	A	75,287.7	A
(1) The average credit ratings are based on Standard & Poor’s credit ratings, or if unrated by Standard & Poor’s, the Standard & Poor’s equivalent of credit ratings provided by Moody’s Investor Service (“Moody’s”).

The following tables present BAM’s ten largest direct exposures based upon gross par outstanding as of December 31, 2021 and 2020:

	December 31, 2021
$ in Millions	Gross Par Outstanding (2)	Percent of Total Gross Par Outstanding (2)	Standard & Poor’s Credit Rating (1)
Clark Country SD, NV (Clark County)	$387.4	0.4%	A+
City of Chicago, IL (Cook County), Sales Tax - Local	376.8	0.4	AA-
New Jersey Transportation Trust Fund Authority, System & Program Bonds, NJ, Gas Tax (2)	376.5	0.4	BBB
State of Illinois	365.6	0.4	BBB
Metropolitan Transit Authority (MTA), NY, Mass Transit - Farebox (2)	346.9	0.4	BBB+
Pennsylvania Turnpike Commission, PA, Toll Roads	341.5	0.4	A
Suffolk Country, NY (Suffolk County)	335.2	0.4	A-
Pennsylvania, Commonwealth of (2)	325.6	0.4	BBB-
Oregon State University, OR, Public Higher Education - Gross Revenue	320.7	0.4	A
Municipal Authority of Westmoreland County, PA, Water	318.6	0.4	A+
Total of top ten exposures	$3,494.8	4.0%
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
(2) For capital appreciation bonds, the amounts shown equal the estimated equivalent par value had the bonds been current interest paying bonds.

The following table presents the geographic distribution of BAM’s insured portfolio as of December 31, 2021 and 2020:

	December 31, 2021			December 31, 2020
$ in Millions	Number of Risks	Gross Par Outstanding	Percent of Total Gross Par Outstanding	Number of Risks	Gross Par Outstanding	Percent of Total Gross Par Outstanding
California	822	$18,813.3	21.1%	729	$16,155.8	21.5%
Texas	934	11,802.6	13.2	839	9,790.5	13.0
Pennsylvania	575	10,596.1	11.9	489	9,281.8	12.3
Illinois	470	8,091.6	9.1	409	7,014.5	9.3
New York	386	4,557.6	5.1	346	4,150.2	5.5
New Jersey	184	3,959.9	4.4	169	3,553.5	4.7
Alabama	201	2,865.2	3.2	167	2,311.7	3.1
Ohio	187	2,775.5	3.1	159	2,137.5	2.8
Florida	83	2,662.3	3.0	70	1,805.4	2.4
Louisiana	93	1,914.9	2.1	77	1,500.5	2.0
Michigan	158	1,892.4	2.1	139	1,600.4	2.1
Arizona	82	1,646.8	1.8	69	1,522.5	2.0
Other States	1,094	17,618.3	19.9	921	14,463.4	19.3
Total insured portfolio	5,269	$89,196.5	100.0%	4,583	$75,287.7	100.0%

The following table presents BAM’s insured portfolio by issuer size of exposure as of December 31, 2021 and 2020:

$ in Millions	December 31, 2021			December 31, 2020
Original Par Amount Per Issuer(1)	Number of Risks	Gross Par Outstanding	Percent of Total Gross Par Outstanding	Number of Risks	Gross Par Outstanding	Percent of Total Gross Par Outstanding
Less than $10 million	3,118	$13,325.2	14.9%	2,647	$10,510.1	14.0%
$10 to $50 million	1,739	34,572.9	38.8	1,592	31,160.4	41.3
$50 to $100 million	266	16,350.1	18.3	230	14,072.6	18.7
$100 to $200 million	95	12,162.0	13.6	73	9,306.1	12.4
$200 to $300 million	39	8,790.9	9.9	31	6,999.8	9.3
$300 to $400 million	11	3,660.2	4.1	10	3,238.7	4.3
$400 to $500 million	1	335.2	0.4	—	—	—
Total insured portfolio	5,269	$89,196.5	100.0%	4,583	$75,287.7	100.0%
(1) The original par amount per issuer does not include refunded and re-issued deals.

Insured Credit Watchlist

BAM management maintains a surveillance committee that evaluates the credit profile of each insured municipal bond on a periodic basis. The surveillance committee places each insured municipal bond into one of four surveillance categories, the last two of which represent insured municipal bonds that are on BAM’s insured credit watchlist. All BAM-insured bond payments due through February 15, 2022 have been made by BAM’s insured members, and there are no insured bonds on BAM’s credit watchlist (surveillance category 3 or surveillance category 4).
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

ARK

Overview

On January 1, 2021, White Mountains acquired a controlling ownership interest in Ark (the “Ark Transaction”). See Note 2 — “Significant Transactions” on page F-17 for a discussion of the Ark Transaction. Ark is a specialty property and casualty insurance and reinsurance company that offers a wide range of niche insurance and reinsurance products. Ark underwrites select coverages through its two major subsidiaries in the United Kingdom and Bermuda.
In the United Kingdom, Ark participates in the Lloyd’s of London (“Lloyd’s”) market through Ark Corporate Member Limited (“ACML”), Ark’s wholly-owned Lloyd’s corporate member, which in turn provides underwriting capacity to Lloyd’s Syndicates 4020 and 3902 (the “Syndicates”). Ark Syndicate Management Limited (“ASML”) is Ark’s wholly-owned Lloyd’s managing agent, oversees the underwriting of the Syndicates. The Syndicates underwrite a diversified portfolio of insurance and reinsurance, including property, marine & energy, specialty, accident & health and casualty. Syndicate 4020 commenced underwriting on April 1, 2007 and Syndicate 3902 on January 1, 2017.
For the years of account prior to the Ark Transaction, a significant proportion of the Syndicates’ underwriting capital was provided by third-party insurance and reinsurance groups (“TPC Providers”) using whole account reinsurance contracts with Ark’s corporate member. The TPC Providers’ participation in the Syndicates for the 2020 and 2019 open years of account is 43% and 58% of the total net result of the Syndicates. For the years of account subsequent to the Ark Transaction, Ark is no longer using TPC Providers to provide underwriting capital for the Syndicates.

In January 2021, in response to an improved underwriting environment and with the capital provided from the Ark Transaction, Ark converted its wholly-owned subsidiary Group Ark Insurance Limited (“GAIL”) into a Class 4 Bermuda-domiciled insurance and reinsurance company and began to underwrite third-party business. Prior to this conversion, GAIL had been a Class 3 Bermuda-domiciled reinsurance company that only underwrote intercompany quota share reinsurance with ACML and provided additional capital to support ACML’s capital requirements at Lloyd’s (“Funds at Lloyd’s”). As a result of the Ark Transaction, GAIL underwent significant expansion of operations during 2021, with the recruitment of staff and enhancement of operations, to support this growth. GAIL now underwrites a range of third-party business from Bermuda including property, marine & energy, specialty and casualty lines.
In both jurisdictions, Ark underwrites business primarily through insurance and reinsurance brokers and wholesalers, both in the open market and through managing general agencies (“MGA”).
As of December 31, 2021, White Mountains reported $3,027 million of total assets and $905 million of total equity related to Ark. As of December 31, 2021, White Mountains owned 72.0% of Ark (63.0% after taking account of management’s equity incentives) and reported $231 million of non-controlling interests related to Ark. The remaining shares are owned by employees. In the future, management rollover shareholders could earn additional shares in Ark if and to the extent that White Mountains achieves certain multiple of invested capital return thresholds. If fully earned, these additional shares would represent 12.5% of the shares outstanding at closing.

Insurance and Reinsurance Overview

Generally, insurance companies underwrite insurance policies in exchange for premiums paid by their customers (the insureds). An insurance policy is a contract between the insurance company and the insured where the insurance company agrees to pay for losses suffered by the insured or a third-party claimant that are covered under the contract. Such contracts are often subject to subsequent legal interpretation by courts, legislative action, and arbitration.
Reinsurance is an arrangement in which a reinsurance company (the reinsurer) agrees to indemnify an insurance company (the ceding company) for insurance risks underwritten by the ceding company. Reinsurance can benefit a ceding company in several ways, including reducing net exposure to individual risks, providing protection from large or catastrophic losses and assisting in maintaining required capital levels and financial or operating leverage ratios. Reinsurance can provide a ceding company with additional underwriting capacity by permitting it to accept larger risks and underwrite a greater number of risks without increasing its capital as much as would be the case without reinsurance. Reinsurers themselves, may also purchase reinsurance, which is known as retrocessional reinsurance to cover risks assumed from ceding companies. Reinsurance companies often enter into retrocessional reinsurance agreements for many of the reasons that ceding companies enter into reinsurance agreements.
Reinsurance is generally written on a treaty or facultative basis. Treaty reinsurance is an agreement whereby the reinsurer assumes a specified portion or category of risk under all qualifying policies issued by the ceding company during the term of the agreement, usually one year. When underwriting treaty reinsurance, the reinsurer does not evaluate each individual risk and generally accepts the original underwriting decisions made by the ceding company. Treaty reinsurance is typically written on either a proportional or excess of loss basis. A proportional reinsurance treaty is an arrangement whereby a reinsurer assumes a predetermined proportional share of the premiums and losses generated on specified business. An excess of loss treaty is an arrangement whereby a reinsurer assumes losses that exceed a specific retention of loss by the ceding company. Facultative reinsurance, on the other hand, is underwritten on a risk-by-risk basis, which allows the reinsurer to determine individual pricing for each exposure.
Insurance and reinsurance companies incur a significant amount of their total expenses from policy obligations, which are commonly referred to as claims or losses. In settling claims, various LAE are incurred such as insurance adjusters’ fees and litigation expenses. Losses and LAE are categorized by the year in which the policy is underwritten (the year of account or underwriting year) for purposes of Ark’s claims management and estimation of the ultimate loss and LAE reserves. For purposes of Ark’s reporting under GAAP, losses and LAE are categorized by the year in which the claim is incurred (the accident year). In the following calendar years, as Ark increases or decreases its estimate for the ultimate loss and LAE for claims in prior underwriting years, or prior accident years for reporting under GAAP, it will record favorable or unfavorable loss reserve development, which is recorded in the current calendar year. In addition, insurance companies incur policy acquisition expenses, such as commissions paid to agents and premium taxes, and other expenses related to the underwriting process, including employee compensation and benefits. A key measure of absolute and relative underwriting performance for an insurance company is the combined ratio. An insurance company’s combined ratio is calculated by adding the ratio of incurred loss and LAE to earned premiums (the loss ratio) and the ratio of policy acquisition and other underwriting expenses to earned premiums (the expense ratio). A combined ratio under 100% indicates that an insurance company is generating an underwriting profit, while a combined ratio over 100% indicates that an insurance company is generating an underwriting loss.

Ark derives substantially all of its revenues from earned premiums, investment income and net realized and unrealized investment gains (losses). Written premiums represent the amount charged to an insured or reinsured party to provide coverage under an insurance or reinsurance contract, which are recognized as earned premiums within revenue over the period that insurance coverage period is provided (i.e., ratably over the life of the policy or, in the case of catastrophe premiums, in proportion to the level of insurance protection provided.) Unearned premiums represent the portion of premiums written that are applicable to future insurance coverage provided by policies. A significant period often elapses between receipt of insurance premiums and payment of insurance claims. During this time, Ark invests the premiums, earns investment income and generates net realized and unrealized investment gains (losses).

Lines of Business

Ark writes specialized lines of insurance and reinsurance across its United Kingdom and Bermuda platforms within five major lines of business: property, marine & energy, specialty, accident & health and casualty. Claims for property, marine & energy, specialty and accident & health coverages are typically reported and settled in a relatively short period of time. Casualty insurance (often referred to as liability insurance) generally covers the financial consequences of a legal liability of an individual or an organization resulting from negligent acts or omissions causing bodily injury, property damages and/or economic damages to a third party. Settlements for casualty/liability coverages can extend for long periods of time as claims are often reported and ultimately paid or settled years after the related loss events occur.
Ark has recently added, and expects to continue to add, new business to its portfolio, as it focuses on profitable business opportunities while carefully managing underwriting risk. Ark also leads two Lloyd’s market consortia that target renewable energy clients including wind farms, solar plants, hydroelectric plants, geothermal plants and wave and tidal projects. The following table presents Ark’s gross written premiums by line of business for the years ended December 31, 2021, 2020 and 2019, which includes periods prior to White Mountain’s ownership of Ark. White Mountains believes this information is useful in understanding the newly acquired business.

	Year Ended December 31,
Millions	2021	2020	2019
Property	$438.4	$235.7	$134.4
Specialty	256.7	118.3	103.4
Marine & Energy	242.2	129.1	107.6
Accident & Health	67.0	90.6	86.0
Casualty	54.4	24.4	40.6
Total Gross Written Premiums	$1,058.7	$598.1	$472.0

A description of business written within each line of business follows:

Property
Ark’s property business is underwritten on both an insurance and reinsurance basis covering the financial consequences of accidental losses to an insured’s property, such as a business’s building, inventory and equipment, or personal property. Coverages provided include all risks of direct physical loss or damage, business interruption and natural catastrophe perils. Ark’s property insurance business consists primarily of direct and facultative contracts, lineslips and MGA binding authorities. Ark’s property insurance business is underwritten on a worldwide basis with a focus on excess & surplus lines in the United States. Ark’s property reinsurance business consists primarily of treaty reinsurance underwritten on a catastrophe excess of loss, per risk excess and proportional basis. Ark’s property reinsurance business is underwritten on a worldwide basis with particular focus on risks in the United States, Europe and Asia.

Specialty
Ark’s specialty business is underwritten on both an insurance and reinsurance basis covering a range of individual risks and treaties primarily including aviation, space, political and credit, cyber, terrorism and political violence, product defect and contamination, nuclear and fine art & specie. Ark’s specialty insurance and reinsurance business is underwritten on a worldwide basis.

Aviation
Aviation insurance primarily covers airlines and general aviation for loss of, or damage to, aircraft hull and ensuing passenger and third-party liability. Perils include war and war-like actions such as terrorism. Additionally, liability arising out of non-aircraft operations such as hangars and airports may be covered.

Space
Space insurance primarily covers loss of, or damage to, satellites during launch and in orbit, including faulty design that leads to early loss of operating life. Ark’s space insurance is primarily written through binders supporting specialized, technical MGAs.

Political and Credit
Political and credit insurance primarily covers risks relating to the confiscation, expropriation, nationalization and deprivation of insured assets due to war, political, or government action as well as contract frustration and non-payment by private obligors.

Cyber
Cyber insurance primarily covers the physical damage and liabilities arising from cyber-attacks, including coverage for ransomware, loss of data and third-party liabilities.

Terrorism and Political Violence
Terrorism and political violence insurance primarily covers physical loss or damage and threat thereof, including ensuing loss through business interruption, caused by declared terror events and political violence in developed and developing countries around the world.

Product Defect and Contamination
Product defect and contamination insurance primarily covers first and third-party costs associated with product recall or contamination including malicious product tampering, product safety, or government mandated recall. Ark’s product defect and contamination insurance covers a wide range of industries including food & beverage, manufacturing, and consumer products.

Nuclear
Nuclear insurance covers country specific nuclear pools and companies and institutions with nuclear exposure excluded from standard property and casualty policies for coverage of physical damage and third-party liability.

Fine Art & Specie
Fine art & specie insurance primarily covers loss to fine art, specie, cash in transit and vault, and jewelers’ block risks as a result of theft or damage in transit or at exhibition.

Marine & Energy
Ark’s marine & energy business is underwritten on both an insurance and reinsurance basis primarily covering marine hull, cargo, specie, marine & energy liabilities and upstream energy platform physical damage. Marine hull consists primarily of coastal and ocean-going vessels and covers worldwide risks on an all perils or total loss only basis together with lighter craft, including yachts. Cargo consists of worldwide transits and moveable goods with a particular emphasis on bulk cargo, project cargo and pre-launch satellite risks. Specie is the transit and storage of high value goods including semi-precious and precious metals. Marine & energy liabilities consists of liability risks arising from doing business in their respective industries including liabilities arising from pollution and damage covered by protection and indemnity clubs, including for example the International Group of Protection & Indemnity Clubs. Upstream energy platform physical damage covers a variety of oil and gas industry construction, exploration and production risks.
Ark’s marine & energy insurance business consists of direct and facultative risks written primarily in the open market, as well as through lineslips and MGA binding authorities. Ark’s marine & energy reinsurance business consists of treaty reinsurance underwritten on both a proportional and excess of loss basis. Ark’s marine & energy insurance and reinsurance business is underwritten on a worldwide basis.

Accident & Health
Ark’s accident & health business is underwritten on both an insurance and reinsurance basis covering a wide range of personal accident, sickness, travel and medical insurance risks. Ark’s accident & health insurance business consists of direct and facultative contracts written in the open market and through Accident & Health Underwriting Limited (“AHU”), Ark’s wholly-owned MGA domiciled in the United Kingdom. Ark’s accident & health insurance and reinsurance business is underwritten on a worldwide basis.

Casualty
Ark’s casualty business is underwritten on an insurance and reinsurance basis primarily covering medical malpractice, professional liability and general liability arising from operations of a wide range of predominantly large U.S. companies, including energy companies, with global operations. Ark’s casualty insurance business is generally written on an excess of loss basis. Ark’s casualty reinsurance business is underwritten on an excess of loss and proportional treaty basis.

Geographic Concentration

The following table shows Ark’s gross written premiums by geographic region based on the location of Ark’s underwriting offices for the years ended December 31, 2021, 2020 and 2019, which includes periods prior to White Mountains’s ownership of Ark. White Mountains believes this information is useful in understanding the newly acquired business.

	Year Ended December 31,
Gross written premiums by country	2021	2020	2019
United Kingdom	$695.9	$598.1	$472.0
Bermuda	362.8	—	—
Total	$1,058.7	$598.1	$472.0

Marketing and Distribution

Ark offers its products and services through a network of brokers, MGAs and reinsurance intermediaries (collectively “insurance and reinsurance intermediaries”). In the United Kingdom, Ark operates through the Syndicates with Lloyd’s approved brokers and MGAs. In Bermuda, Ark primarily derives its reinsurance business through reinsurance intermediaries that represent the ceding company and its insurance business through brokers based in Bermuda and London. Ark pays acquisition costs to brokers, MGAs and reinsurance intermediaries as compensation for facilitating the flow and processing of business, typically on industry standard percentages of premium underwritten. In addition, Ark pays certain MGAs profit commissions based on the underwriting profit of the business they produce.
During the years ended December 31, 2021, 2020 and 2019, Ark received a significant portion of its gross written premiums from three insurance and reinsurance intermediaries. The following table shows the proportion of business produced by the top three insurance and reinsurance intermediaries for the years ended December 31, 2021, 2020 and 2019, which includes periods prior to White Mountains’s ownership of Ark. White Mountains believes this information is useful in understanding the newly acquired business.

	Year Ended December 31,
Gross written premiums by insurance and reinsurance intermediary	2021	2020	2019
Marsh & McLennan Companies, Inc.	26.5%	16.2%	12.4%
Aon plc	15.6	11.6	11.1
Willis Towers Watson plc	13.8	11.2	10.6
Total proportion of business produced by the top three insurance and reinsurance intermediaries	55.9%	39.0%	34.1%

Underwriting and Pricing

Ark aims to build a diversified and balanced portfolio of risks that generates an underwriting profit across the book each year. Ark believes in a disciplined underwriting strategy that aims to consistently outperform the market. In hard market conditions, Ark aims to grow premiums rapidly, as pricing, terms and conditions and limit deployment are more favorable and can lead to enhanced returns on capital. In soft markets, Ark is willing to reduce its business volume when pricing, terms and conditions and limit deployment can make it more difficult to achieve an adequate return on capital. Ark is willing to forgo business if it believes it is not priced appropriately for the exposure or risk assumed.

The management of underwriting quality can be difficult in a competitive market where underwriters are often under pressure to meet premium and pricing targets. Ark operates an underwriting controls framework which includes individual underwriting authorities, continual quality monitoring and peer review of risks. The framework aims to ensure a high quality of underwriting through monitoring of pricing and rate change, contract certainty and appropriate terms and conditions. The nature of delegated underwriting naturally increases the risk of underwriting, through the ability of third parties being able to bind Ark to risks without detailed review of the risk involved. This risk is mitigated through the application of strict guidelines, managed by a dedicated team within the Ark compliance department. This team reviews MGA and third-party binding authority approvals pre-bind and monitors a program of audits to ensure compliance with regulations and guidelines.
Ark uses bespoke pricing models for each of the products that it underwrites. These pricing models seek to generate a pricing metric required to achieve an acceptable return on capital for each class of business, and each of the risks priced therein. These models rely on several factors depending on the class of business, including exposure analysis, historical experience, estimates of future loss costs, claims experience and natural catastrophe outlook, including the physical risk of climate change and inflation. See “Ark — Catastrophe Risk Management and Reinsurance Protection” below.
Ark actively monitors price adequacy at various points between individual risks and the portfolio level to measure and evaluate overall performance. In addition, Ark updates rates to achieve targeted returns on capital at an individual risk as well as portfolio level to enhance likely outcomes in terms of return on capital.

Competition

Specialized lines of insurance and reinsurance are highly competitive. Ark competes with other Lloyd’s syndicates, London companies market participants and major U.S., Bermuda and European and other international insurance and reinsurance companies. The most significant competitive factors for most products are price, terms and conditions, broker relationships, underwriting service, rating agency financial strength rating, and claims service. Ark competes with insurance and reinsurance companies who operate in the Bermuda and Lloyd’s markets such as:
•Bermuda and insurance and reinsurance market: American International Group, Inc. (“AIG”), Arch Capital Group Ltd., Aspen Insurance Holdings Ltd., Everest Re Group, RenaissanceRe Holdings Ltd. and others;
•Lloyd’s market: MS Amlin Ltd, Lancashire Holdings Ltd, Beazley plc, Hiscox plc, and other syndicates.

Claims Management

Effective claims management is a critical factor in achieving satisfactory underwriting results. Ark maintains an experienced staff of dedicated claims handlers and loss adjusters. These individuals seek to ensure that Ark has the appropriate level of expertise to handle claims involving sometimes very complex issues. Within the claims departments, Ark also uses various shared services. These include third-party claims administrators, particularly for lower value, less specialized claims (for example in Ark’s MGA produced business), subrogation and recovery support, and legal representation.
For business written in the Lloyd’s market, claims handling and case reserves are established in accordance with the applicable Lloyd’s Claim Scheme and Lloyd’s Claims Management Principles and Minimum Standards.

Catastrophe Risk Management and Reinsurance Protection

Catastrophe Risk Management
Ark has exposure to losses caused by unpredictable catastrophic events including natural and other disasters such as hurricanes, windstorms, earthquakes, floods, wildfires, tornadoes, tsunamis, and severe winter weather all over the world. Catastrophes can also include large losses driven by public health crises, terrorist attacks, explosions, infrastructure failures, and cyber-attacks. The extent of a catastrophe loss is a function of both the severity of the event and total amount of insured exposure to the event as well as the coverage provided to customers. Increases in the value and concentration of insured property or insured employees, the effects of inflation, changes in weather patterns and increased terrorism could increase the future frequency and/or severity of claims from catastrophic events. Climate change contributes to higher temperatures, sea level rise and more extreme weather events including droughts, heavy storms, wildfires, and stronger hurricanes, which increases the frequency and severity of major natural catastrophes. There is also a growing threat of cyber catastrophes due to the increasing interconnectivity of global systems.
Ark seeks to manage its exposure to catastrophic losses by limiting and monitoring the aggregate insured value of policies in geographic areas with exposure to catastrophic events and by buying reinsurance. To manage, monitor and analyze insured values and potential losses, Ark utilizes proprietary and third-party catastrophe management software to estimate potential losses for many different catastrophe scenarios. Ark incorporates the physical risk of climate change in its underwriting process through sensitivity and stress testing of its catastrophe models, including increased frequency of U.S. windstorms and the implications of storm surge.

Ark licenses third-party global property catastrophe models from Risk Management Solutions Inc. (“RMS”), as well as utilizing its own proprietary models to calculate expected probable maximum loss estimates (“PML”) from various property and non-property catastrophe scenarios. Ark prices property catastrophe contracts using its own proprietary models that can take inputs from third-party software and other data as appropriate. For business that Ark determines to have exposure to catastrophic perils, as part of its underwriting process, it models and assesses the exposure to assess whether there is an appropriate premium charged for the exposure assumed.
The following table provides an estimate of Ark’s two largest natural catastrophe PML zones on a per occurrence basis for 1-in-100 and 1-in-250 year events at January 2022 as measured by net after-tax exposure basis:

$ in Millions	Modeled Industry Loss	Ark Gross Loss	Net After Reinsurance and Reinstatements	Net After Tax	Net After Tax as a % of Tangible Capital	Net After Tax as a % of Tangible Equity
	1 in 250 year occurrence
U.S. Windstorm	$243,033	$670	$303	$282	32%	41%
U.S. Earthquake	$88,116	$456	$156	$145	17%	21%

	1 in 100 year occurrence
U.S. Windstorm	$163,066	$503	$171	$159	18%	23%
U.S. Earthquake	$54,083	$295	$76	$71	8%	10%

The January 2022 net after-tax exposure to U.S. windstorm does not reflect the full placement of Ark’s outwards reinsurance program planned for 2022. Once the placement of the outwards reinsurance program is completed in advance of the peak U.S. windstorm season, Ark expects the net after-tax exposure to this zone to approximate 25% of total tangible capital, in line with its business plan for 2022.
In addition, Ark also has loss exposures to other global natural catastrophe events including, but not limited to, Japanese earthquakes, Japanese windstorms, European windstorms, and U.S. wildfires.
Ark’s estimates of potential losses are dependent on many variables, including assumptions about storm intensity, storm surge, and loss amplification, loss adjustment expenses and insurance-to-value in the aftermath of weather-related catastrophes. In addition, Ark has to account for quality of data provided by insureds. Accordingly, if the assumptions are incorrect, the losses Ark might incur from an actual catastrophe could be materially different than the expectation of losses generated from modeled catastrophe scenarios. There could also be unmodelled losses which exceed the amounts estimated for U.S. windstorm and U.S. earthquake catastrophes.
Outside of natural catastrophe losses, Ark has exposure to non-natural or man-made large losses. Ark uses data from clients and combines this with accumulation tools and PML assessments to obtain potential loss scenarios. The current largest exposures are cyber, offshore energy production platforms, terrorism events and political risk.
Cyber loss can be derived from a number of scenarios that include major data security breach on large multinational organizations, business blackout from cyber-attack on power generation and distribution facilities, malicious attack on cloud service provider data center and ransomware contagion across both individual and multiple corporations. Catastrophic loss in respect of offshore energy production facilities can include physical damage, business interruption, pollution liability, extra expenses and control of oil or gas flow therefrom. Terrorism can include physical damage, business interruption, liability, loss of life and fire following at locations around the world either in a single city or in coordinated attacks across multiple cities. Political risk scenarios can include confiscation, expropriation, nationalization and deprivation of assets, non-payment of obligations, political violence and war derived from geo-political instability, country overthrow and commodity price movement. Ark’s estimates of its net after-tax loss from these and other non-natural or man-made large losses each approximate 15% or less of total tangible capital.

Reinsurance Protection
As part of its enterprise risk management function, Ark purchases reinsurance for risk mitigation purposes.
Ark utilizes reinsurance and retrocession agreements to reduce earnings volatility, protect capital, limit its exposure to risk concentration and accumulation of loss and to manage within its overall internal risk tolerances or those set and agreed by regulators, ratings agencies, and Lloyd’s. Ark also enters into reinsurance and retrocession agreements to reduce its liability on individual risks and enable it to underwrite policies with higher limits where Ark believes this has a broader business benefit.
Ark seeks to protect its downside risk from catastrophes and large loss events by purchasing reinsurance, including excess of loss protections, aggregate covers, and industry loss warranties. Ark also considers alternative structures such as collateralized reinsurance, retrocessional reinsurance and catastrophe bonds.

The purchase of reinsurance does not discharge Ark from its primary liability for the full value of its policies, and thus the collectability of balances due from Ark’s reinsurers is critical to its financial strength. Ark monitors the financial strength and ratings of its reinsurers on an ongoing basis. See Note 6 — “Third-party Reinsurance” on page F-47 for a discussion of Ark’s top reinsurers.

Loss and LAE Reserves

Ark establishes loss and LAE reserves that are estimates of amounts needed to pay claims and related expenses in the future for insured events that have already occurred, including both reported and unreported claims. Loss reserves are established due to the significant periods of time that may occur between the occurrence, reporting and payment of a loss. The process of estimating reserves involves a considerable degree of judgment by management and is inherently uncertain. See “CRITICAL ACCOUNTING ESTIMATES — Loss and LAE Reserves” on page 79 and Note 5 — “Losses and Loss Adjustment Expense Reserves” on page F-35 for a full discussion regarding Ark’s loss reserving process.

NSM

Overview

NSM is a full-service MGA and program administrator with delegated binding authorities for specialty property and casualty insurance. The company places insurance in niche sectors such as specialty transportation, real estate, social services and pet. On behalf of its insurance carrier partners, NSM typically manages all aspects of the placement process, including product development, marketing, underwriting, policy issuance and claims. NSM earns commissions based on the volume and profitability of the insurance that it places. NSM does not take insurance risk.
NSM distributes through a variety of channels. Commercial products are sold through a network of roughly 10,000 independent brokers. NSM also transacts business on a “direct to consumer” basis in certain segments (e.g., collector car and pet).
As of December 31, 2021, NSM had approximately 15 carrier partners. NSM expands its programs when market conditions are attractive and shrinks and/or shuts down its programs when market conditions are challenging. This practice has led to longstanding insurance carrier partner relationships, in some cases over 20 years. As of December 31, 2021, the five largest carrier partners accounted for approximately 65% of total premiums placed by NSM, with the largest carrier partner accounting for approximately 25%.
NSM’s primary competitors are typically specialty insurance carriers and their agents. Competitors are differentiated based on price, conditions of coverage, loss ratio performance, quality of service, technology and other factors.
Historically, NSM has grown both organically and inorganically through acquisitions. Since its inception in 1990, NSM has completed over 20 acquisitions, including six sizable acquisitions under White Mountains’s ownership.
On May 11, 2018, White Mountains acquired a 95.0% ownership interest in NSM (83.6% on a fully diluted, fully converted basis) for cash consideration of $276 million.
On May 18, 2018, NSM acquired 100% of Fresh Insurance Services Group Limited (“Fresh Insurance”). Fresh Insurance is an insurance broker that offers non-standard personal lines products in the United Kingdom. During 2020, Fresh Insurance was rebranded as part of Kingfisher UK Holdings Ltd (“Kingfisher”). On April 12, 2021, NSM sold Fresh Insurance’s motor business.
On December 3, 2018, NSM acquired all of the net assets of KBK Insurance Group, Inc. (“KBK”). KBK is a specialty MGA focused on the towing and transportation space.
On April 1, 2019, NSM acquired 100% of Embrace Pet Insurance (“Embrace”). Embrace is a U.S. nationwide provider of pet health insurance for dogs and cats.
On June 28, 2019, NSM acquired the renewal rights on its U.S. collector car business (the “Renewal Rights”) from AIG.
On April 7, 2020, NSM acquired 100% of Kingsbridge Group Limited (“Kingsbridge”). Kingsbridge is a leading provider of commercial lines insurance and consulting services for the professional contractor and freelancer markets in the United Kingdom.
On August 6, 2021, NSM acquired 100% of J.C. Taylor Insurance (“J.C. Taylor”), an MGA offering classic and antique collector car insurance.
As of December 31, 2021 and 2020, White Mountains reported $977 million and $1,000 million of total assets and $482 million and $508 million of total equity related to NSM. As of December 31, 2021 and 2020, White Mountains owned 96.5% and 96.6% of NSM (87.3% and 89.6% on a fully diluted, fully converted basis) and reported $17 million and $17 million of non-controlling interests related to NSM.

Verticals

NSM’s business consists of approximately 25 active programs that are broadly categorized into six market verticals. J.C. Taylor was added to the Specialty Transportation vertical in the third quarter of 2021. The following table presents the controlled premium and commission and other revenues by vertical for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021		2020		2019
Millions	Controlled Premium (1)	Commission and Other Revenue	Controlled Premium (1)	Commission and Other Revenue	Controlled Premium (1)	Commission and Other Revenue
Specialty Transportation	$344.7	$97.2	$310.2	$85.5	$290.2	$77.6
United Kingdom	195.2	53.1	179.5	49.4	155.5	45.9
Pet	184.9	76.3	131.9	55.0	67.6	30.0
Real Estate	153.9	34.4	189.1	44.9	157.2	34.7
Social Services	136.7	33.9	115.5	28.9	102.7	25.9
Other	165.8	35.5	134.5	21.4	124.5	19.0
Total	$1,181.2	$330.4	$1,060.7	$285.1	$897.7	$233.1
(1) Controlled premium are total premiums placed by NSM during the period.

A description of the key programs within each market vertical follows:

Specialty Transportation
The specialty transportation vertical consists of NSM’s U.S. collector car programs as well as all other transportation-related programs in the United States. NSM operates its U.S. collector car business through four brands: (i) American Collectors Insurance, (ii) Condon Skelly (iii) Heacock Classic and (iv) J.C. Taylor. Each brand has an exclusive underwriting contract with an insurance carrier partner to provide insurance coverage for antique and classic cars, vintage motorcycles and related automotive collectibles.
The other large program in the specialty transportation vertical is KBK, which is an MGA offering insurance coverages for towing businesses (e.g., tow truck operators, dealers, repair shops). NSM also offers specialty insurance coverage for motor carriers and owner operators through its True Transport and Transport Specialties programs.

United Kingdom
    The United Kingdom vertical consists of all of NSM’s U.K.-based programs. The U.K. business primarily consists of Kingfisher, First Underwriting Limited (“First Underwriting”) and Kingsbridge. Kingfisher offers a variety of specialty insurance coverages in the U.K. market, including coverages for mid-market and high-end collector cars and the outdoor leisure industry (e.g., motor homes and trailers) and buildings and content insurance for non-standard properties. First Underwriting is a specialty MGA offering motor, household and surety coverages in the U.K. market. Kingsbridge is a leading provider of commercial lines insurance and consulting services for the professional contractor and freelancer markets in the United Kingdom.

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

Other
    The other vertical consists of five other programs, offering a wide variety of tailored insurance coverages to niche sectors including (i) professional liability insurance for architects and engineers, (ii) packaged insurance solutions for outplacement & staffing agencies, and (iii) workers compensation insurance coverages primarily for artisan contractors and restaurants and hotels.

KUDU

Overview

Kudu provides capital solutions for boutique asset and wealth managers for a variety of purposes including generational ownership transfers, management buyouts, acquisition and growth finance and legacy partner liquidity. Kudu also provides strategic assistance to investees from time to time. Kudu’s capital solutions generally are structured as minority preferred equity stakes with distribution rights, typically tied to gross revenues and designed to generate immediate cash yields.
On February 5, 2018, White Mountains entered into an agreement to provide up to $125 million to Kudu in exchange for a 49.5% ownership interest in Kudu (42.7% on a fully diluted, fully converted basis). On April 4, 2019, White Mountains acquired the ownership interests in Kudu held by certain funds managed by Oaktree Capital Management, L.P. (“Oaktree”) for cash consideration of $81 million. In addition, White Mountains assumed all of Oaktree’s unfunded capital commitments to Kudu, increasing White Mountains’s total capital commitment to $250 million (the “Kudu Transaction”). As a result of the Kudu Transaction, White Mountains’s ownership of Kudu increased from 49.5% to 99.1% (42.7% to 85.4% on a fully diluted, fully converted basis) and White Mountains began consolidating Kudu as a reportable segment in its financial statements in the second quarter of 2019. During the fourth quarter of 2019, White Mountains increased its total capital commitment to Kudu by an additional $100 million to $350 million, of which $48 million was undrawn as of December 31, 2020. During the fourth quarter of 2021, White Mountains increased its total capital commitment to Kudu by an additional $19 million to $369 million. As of December 31, 2021, Kudu has fully drawn on the total capital commitment. Kudu expects to fund new capital deployments through excess operating cash flow, recycling of sale transaction proceeds, available debt capacity and additional equity commitments. During the first quarter of 2022, White Mountains increased its total capital commitment to Kudu by an additional $50 million to $419 million.
During 2019, Kudu obtained a committed $124 million credit facility (the “Kudu Bank Facility”), of which $35 million was undrawn as of December 31, 2020. During 2021, Kudu replaced the Kudu Bank Facility and entered into a secured revolving credit facility (the “Kudu Credit Facility”) with Massachusetts Mutual Life Insurance Company to repay the Kudu Bank Facility, and to fund new capital deployments and related transaction expenses. The maximum borrowing capacity of the Kudu Credit Facility is $300 million. As of December 31, 2021, $75 million of the borrowing capacity of the Kudu Credit Facility remains undrawn.
As of December 31, 2021 and 2020, White Mountains reported $727 million and $430 million of total assets, $466 million and $334 million of total equity related to Kudu. As of both December 31, 2021 and 2020, White Mountains owned 99.3% and 99.3% of Kudu (84.7% and 85.4% on a fully diluted, fully converted basis) and reported $12 million and $2 million of non-controlling interests related to Kudu.

Portfolio
As of December 31, 2021, Kudu has deployed $612 million in 17 asset and wealth management firms globally, including one that was exited. As of December 31, 2021, the asset and wealth management firms have combined assets under management of approximately $66 billion, spanning a range of asset classes, including real estate, real assets, wealth management, hedge funds and alternative credit strategies. Kudu’s capital was deployed at an average gross cash yield at inception of 10.1%.
Kudu’s philosophy is to partner with asset management firms that exhibit strong cash flow generation and growth. Kudu seeks to provide its solutions across a diverse mix of investment strategies and asset classes in the middle market.
Kudu’s average capital deployment to date has been approximately $35 million, with a range from $17 million to $80 million. Apportioned by manager type, Kudu’s portfolio is deployed 41% in liquid alternatives segments, 33% in private capital, 19% in wealth management and 7% in traditional asset management. Kudu seeks diversity across asset classes. Kudu also prioritizes the private capital segment as the underlying clients of these firms tend to be locked-up for an extended period, which can provide stability of revenues in a potential market downturn.
Kudu expects that no single manager will represent more than 25% of total firm revenues. As more capital is deployed, the reliance on any one manager is expected to decrease. Additionally, Kudu seeks to diversify geographically. Its portfolio currently includes 12 firms headquartered in eight different states in the United States, two in the United Kingdom, one in Australia, and one in Canada.

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
On October 30, 2020, MediaAlpha completed an initial public offering (the “MediaAlpha IPO”). In the offering, White
Mountains sold 3.6 million shares at $19.00 per share ($17.67 per share net of underwriting fees) and received total proceeds of
$64 million. White Mountains also received $55 million of net proceeds related to a dividend recapitalization at MediaAlpha prior to the MediaAlpha IPO.
On March 23, 2021, MediaAlpha completed a secondary offering of 8.1 million shares. In the secondary offering, White
Mountains sold 3.6 million shares at $46.00 per share ($44.62 per share net of underwriting fees) for net proceeds of
$160 million.
White Mountains deconsolidated MediaAlpha as a result of the 2019 MediaAlpha Transaction and stopped reporting it as a segment. Prior to the MediaAlpha IPO, White Mountains’s non-controlling equity interest in MediaAlpha was accounted for at fair value within other long-term investments. Following the MediaAlpha IPO, White Mountains’s non-controlling equity interest in MediaAlpha is accounted for at fair value based on the publicly traded share price of MediaAlpha’s common stock.
As of December 31, 2021, White Mountains owned 16.9 million shares, representing a 28.0% basic ownership interest
(25.7% fully-diluted/fully-converted basis). At the December 31, 2021 closing price of $15.44 per share, the fair value of
White Mountains’s investment in MediaAlpha was $262 million. As of December 31, 2020, White Mountains owned 20.5 million MediaAlpha shares, representing a 35.0% ownership interest (32.3% on a fully-diluted, fully converted basis). At the December 31, 2020 closing price of $39.07 per share, the fair value of White Mountains’s remaining investment in MediaAlpha was $802 million.

PassportCard/DavidShield

PassportCard is a U.K.-based global MGA offering the travel industry’s first real-time, paperless insurance solution, which facilitates claim payouts in minutes wherever and whenever the customer needs it. PassportCard receives commissions for placing policies with its insurance carrier partners and licensing fees for use of its card-based technology. PassportCard distributes its products through the broker channel and on a direct-to-consumer basis, and also franchises its solutions in certain markets to major travel insurance and medical assistance companies.
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
There are a number of distinct advantages to the PassportCard/DavidShield insurance solutions that differentiate them in the marketplace. Through the real-time claims handling process, PassportCard/DavidShield are generally able to control claims, loss costs and fraud upfront, driving lower than industry average loss ratios for their reinsurance partners. Further, the card-based, paperless delivery model enables a superior customer experience, commanding industry-leading customer retention rates and strong brand loyalty. PassportCard/DavidShield originally launched in, and remains principally focused on, the Israeli marketplace.

In January 2020, PassportCard/DavidShield received regulatory approval for its wholly-owned insurance carrier. The carrier writes both the leisure travel and expatriate medical business and cedes 100% of the underwriting risk to its reinsurance partner.
In April 2015, White Mountains acquired a 50.0% ownership interest in PassportCard for $21 million. In January 2018, White Mountains acquired a 50.0% ownership interest in DavidShield for a net purchase price of $28 million. As a result of the January 2018 transaction, White Mountains and its joint venture partner each held a 50.0% stake in PassportCard/DavidShield. In May 2020, White Mountains made an additional $15 million investment in PassportCard/DavidShield to support the business through the ongoing COVID-19 pandemic. The transaction increased White Mountains’s ownership interest from 50.0% to 53.8%.
White Mountains’s non-controlling equity interest in PassportCard/DavidShield is accounted for at fair value within other long-term investments. As of December 31, 2021 and 2020, the fair value of White Mountains’s interest in PassportCard/DavidShield was $120 million and $95 million.

Elementum

Elementum is a third-party registered investment adviser specializing in natural catastrophe insurance-linked securities (“ILS”). On May 31, 2019, White Mountains acquired a 30.0% limited partnership interest in Elementum for $55 million (the “Elementum Transaction”). In January 2021, White Mountains invested an additional $2 million in Elementum. White Mountains’s non-controlling equity interest in Elementum is accounted for at fair value within other long-term investments. As of December 31, 2021 and 2020, the fair value of White Mountains’s interest in Elementum totaled $45 million and $55 million. As of December 31, 2021 and 2020, White Mountains had a 29.7% and a 28.9% limited partnership interest in Elementum.
Elementum manages separate accounts and pooled investment vehicles across various ILS sectors, including catastrophe bonds, collateralized reinsurance investments and industry loss warranties, on behalf of third-party clients. As part of the Elementum Transaction, White Mountains also committed to invest $50 million in ILS funds managed by Elementum, which was fully invested as of December 31, 2020. As of December 31, 2021 and 2020, White Mountains had $52 million and $51 million invested in the ILS funds managed by Elementum.

Other Operating Businesses

White Mountains has controlling equity interests in various other operating businesses, which are consolidated. As of December 31, 2021, White Mountains reported $100 million of total assets, including $16 million of assets held for sale, $63 million of total equity (net of intercompany eliminations), including $16 million of equity associated with an Other Operating Business classified as held for sale, and $12 million of non-controlling interests related to these businesses. As of December 31, 2020, White Mountains reported $67 million of total assets, $39 million of total equity (net of intercompany eliminations) and $2 million of non-controlling interests related to these businesses.
White Mountains also has non-controlling equity interests in various other operating businesses and private debt instruments with various other operating businesses, which are generally accounted for at fair value within other long-term investments. As of December 31, 2021 and 2020, the fair value of these interests totaled $37 million and $52 million.

WM Advisors

As of December 31, 2021, WM Advisors managed and/or provided oversight and administration for substantially all of White Mountains’s fixed maturity investments, short-term investments, common equity securities and other long-term investments, with the exception of BAM’s investment portfolio, which is managed by BAM and sub-advised to an outside third-party registered investment manager.

INVESTMENTS

White Mountains’s investment philosophy is to maximize long-term after-tax total returns while taking prudent levels of risk and maintaining a diversified portfolio, subject to White Mountains’s investment guidelines and various regulatory restrictions. Under White Mountains’s investment philosophy, each dollar of after-tax investment income or investment gains (realized or unrealized) is valued equally. White Mountains’ investment philosophy also incorporates Environmental, Social and Governance (“ESG”) considerations. For investment assets actively managed by WM Advisors, thorough credit risk assessments are conducted, utilizing Nationally-Recognized Statistical Rating Organizations’ research and ratings. For actively managed investment assets sub-advised to third-party registered investment managers, WM Advisors only utilizes managers who incorporate ESG factors into their investment processes.
White Mountains maintains a fixed income portfolio that consists primarily of high-quality, short-duration, fixed maturity investments and short-term investments. White Mountains invests in fixed maturity investments that are attractively priced in relation to their investment risks and actively manages the average duration of the fixed income portfolio. As of December 31, 2021, the fixed income portfolio duration, including short-term investments, was 2.6 years. White Mountains has established relationships with select third-party registered investment advisers to manage a portion of its fixed income portfolio. See “Portfolio Composition” on page 62.
White Mountains maintains an equity portfolio that consists of common equity securities, its investment in MediaAlpha and other long-term investments. During the second half of 2020, White Mountains liquidated its portfolio of common equity securities in anticipation of funding the Ark Transaction. Following the Ark Transaction, White Mountains’s portfolio of common equity securities consists of international listed funds held in the Ark portfolio. White Mountains’s other long-term investments consist of unconsolidated entities, including Kudu’s Participation Contracts, a bank loan fund, private equity funds, hedge funds, Lloyd’s trust deposits, ILS funds and private debt instruments.

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
NSM, through its subsidiaries, is licensed in all 50 states and the District of Columbia. White Mountains believes NSM is in compliance with all applicable laws and regulations pertaining to its business that would have a material effect on its financial condition and results of operations in the event of non-compliance.

State Accreditation and Monitoring
State insurance laws and regulations include numerous provisions governing marketplace activities of insurers, including provisions governing marketing and sales practices, policyholder services, claims management and complaint handling. State regulatory authorities generally test and enforce these provisions through periodic market conduct examinations. The NYDFS conducts periodic examinations of insurance companies domiciled in New York, usually at five-year intervals. In 2019, the NYDFS commenced and in early 2020 completed its examination of BAM and issued a Report on Examination of BAM for the period ending December 31, 2018. The reports did not note any significant regulatory issues concerning BAM.

Risk Limits
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

The New York Insurance Law also establishes aggregate risk limits on the basis of total outstanding principal and interest of guaranteed obligations insured net of qualifying reinsurance and collateral (the “Aggregate Net Liability”), compared to the sum of the insurer’s policyholders’ surplus and contingency reserves. Under these limits, policyholders' surplus and contingency reserves for municipal obligations must not be less than 0.33% of the Aggregate Net Liability. If a financial guaranty insurer fails to comply with single or aggregate risk limits, the NYDFS has broad discretion to order the insurer to cease new business originations. As of December 31, 2021, BAM was in compliance with the single and aggregate risk limits.

Distributions
No payment of principal or interest on the BAM Surplus Notes may be made without the approval of the NYDFS.

Contingency Reserves
The New York Insurance Law and the insurance laws of other non-domiciliary states in which it is licensed require BAM to maintain a contingency reserve. The contingency reserve is a liability established to protect policyholders against the effect of adverse economic developments or other unforeseen circumstances. BAM records a contingency reserve in accordance with New York Insurance Law and calculates and monitors contingency reserves required by other non-domiciliary states in which it is licensed.

Cybersecurity
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

Holding Company Structure
Regulations under certain state insurance holding company acts contain reporting requirements relating to the capital structure, ownership, financial condition and general business operations of insurance entities. These regulations also contain special reporting and prior approval requirements with respect to certain transactions among affiliates. The domiciliary states of insurance entities impose regulatory application and approval requirements on acquisitions that may be deemed to confer control. In some states as little as 5% may be deemed to confer control, and the application process for approval can be extensive and time consuming. Although BAM has no ownership relationship with HG Re or HG Global, BAM agreed with the NYDFS to submit any agreements, or amendments thereto, among BAM and HG Re, HG Global and their affiliated entities or controlling persons to the NYDFS as if they were subject to Article 15 of the New York Insurance Law, which relates to transactions with holding companies.

Federal Regulation
Although the federal government does not directly regulate the insurance business, federal legislation and administrative policies impact the industry. In addition, legislation has been introduced that, if enacted, could result in the federal government assuming a more direct role in the regulation of the insurance industry. Notably, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) created the Federal Insurance Office (“FIO”) within the Treasury Department, which is responsible for gathering information and monitoring the insurance industry to identify gaps in the regulation of insurers that could contribute to a systemic crisis in the insurance industry or U.S. financial system.

Premium Accounts Held in Trust
NSM maintains approximately 74 trust accounts in order to comply with fiduciary requirements under U.S. state and U.K. Financial Conduct Authority (the “FCA”) insurance laws and regulations relating to premium trust accounts. Under such laws, insurance agencies that do not make immediate remittances to counterparties (such as insurance companies, clients or other producers to which premium, commissions or other amounts are due from time to time) must segregate funds owed to such counterparties and these funds must be held in trust for the insurance company, client or other relevant third-party payee. NSM’s use of trust accounts is routinely subject to audits by carrier partners and other external auditors. As of December 31, 2021, NSM believes that it is in compliance with all applicable laws and regulations pertaining to premium trust accounts that would have a material effect on its financial condition and results of operations in the event of non-compliance.

Bermuda

Insurance Regulation
The Insurance Act 1978 of Bermuda and related regulations, as amended (the “Insurance Act”), regulates the insurance business of HG Re, a special purpose insurer (“SPI”), and GAIL, Ark’s wholly-owned Class 4 insurance and reinsurance company. The Insurance Act provides that no person may carry on any insurance business in or from within Bermuda unless registered as an insurer under the Insurance Act by the Bermuda Monetary Authority (“BMA”). The BMA, in deciding whether to grant registration, has broad discretion to act as it thinks fit in the public interest. From time to time, HG Re and GAIL may apply for, and be granted, certain modifications to, or exemptions from, regulatory requirements, which may otherwise apply to them.
The Insurance Act imposes solvency and liquidity standards as well as auditing and reporting requirements and confers on the BMA powers to supervise, investigate and intervene in the affairs of insurance companies.
The European Parliament recognizes Bermuda’s regulatory regime as achieving Solvency II equivalence for its commercial insurers. Equivalence between Bermuda's regulatory regime and the U.K.'s prudential regime has been automatically maintained following the expiry of the U.K.'s transition period for leaving the EU on January 1, 2021.

Classification of HG Re and GAIL
As an SPI, HG Re is an insurer that carries on special purpose business. Special purpose business under the Insurance Act is insurance business under which an insurer fully funds its liabilities to the insured persons through (i) the proceeds of any one or more of (a) a debt issuance where the repayment rights of the providers of such debt are subordinated to the rights of the person insured, or (b) some other financing mechanism approved by the BMA; (ii) cash; and (iii) time deposits. An SPI may be registered to carry on either restricted special purpose business or unrestricted special purpose business. Restricted special purpose business is special purpose business conducted between an SPI and specific insureds approved by the BMA. Unrestricted special purpose business means special purpose business conducted by an SPI with any insured. HG Re is only able to carry on restricted purpose business.
GAIL is registered as a Class 4 insurer where (i) it has at the time of its application for registration, or will have before it carries on insurance business, a total statutory capital and surplus of not less than $100 million; and (ii) it intends to carry on general insurance business including excess liability business or property catastrophe, marine & energy, casualty and specialty reinsurance business.

Capital and Solvency Return
As a Class 4 insurer, GAIL is required to file, on an annual basis, a capital and solvency return in respect of their general business, which currently includes, among other items, a statutory economic balance sheet, a schedule of risk management, a catastrophe risk return, a schedule of loss triangles or reconciliation of net loss reserves (where applicable), a schedule of eligible capital and the Enhanced Capital Requirement (“ECR”) as calculated by the Bermuda Solvency and Capital Requirement (“BSCR”) model (or an approved internal model). The BSCR is a mathematical model designed to give the BMA robust methods for determining an insurer’s capital adequacy. Underlying the BSCR is the belief that all insurers should operate on an ongoing basis with a view to maintaining their capital at a prudent level in excess of the minimum solvency margin otherwise prescribed under the Insurance Act. The 2021 BSCR must be filed with the BMA before April 30, 2022; at this time, we believe GAIL will exceed the minimum amount required to be maintained under Bermuda law.
As an SPI, HG Re is also required to annually file with the BMA a statutory return which includes, among other matters, the statutory financial statements, a statement of control and changes of control, a solvency certificate, an annual statutory declaration, an own-risk assessment, alternative capital arrangements report, cyber risk management report and compliance with sanctions report.

Financial Condition Report
As a Class 4 insurer, GAIL is required to prepare and publish a financial condition report (“FCR”), which provides, among other things, details of measures governing the business operations, corporate governance framework and solvency and financial performance of the insurer/insurance group. The FCR will be made available in accordance with the requirements of the Insurance Act.
As an SPI, HG Re is not subject to this requirement.

Minimum Solvency Margin
A general business insurer’s statutory assets must exceed its statutory liabilities by an amount, equal to or greater than the prescribed minimum solvency margin, which varies with the category of its registration. The minimum solvency margin that must be maintained by a Class 4 insurer is the greater of (i) $100 million, (ii) 50% of net premiums written (with a credit for reinsurance ceded not exceeding 25% of gross premiums), (iii) 15% of net aggregate loss and loss expense provisions and other insurance reserves, or (iv) 25% of the ECR, which is established by reference to the BSCR model.
The minimum solvency margin that must be maintained by an SPI is that the value of the special purpose business assets must exceed its special purpose business liabilities by at least $1.00.

Enhanced Capital Requirement
As a Class 4 insurer, GAIL is required to maintain its available statutory economic capital and surplus at a level at least equal to its ECR. In either case, the ECR shall at all times equal or exceed the insurer’s minimum solvency margin and may be adjusted in circumstances where the BMA concludes that the insurer’s risk profile deviates significantly from the assumptions underlying its ECR or the insurer’s assessment of its risk management policies and practices used to calculate the ECR applicable to it. While not specifically referred to in the Insurance Act, the BMA has also established a target capital level for each Class 4 insurer equal to 120% of the respective ECR. While a Class 4 insurer is not currently required to maintain its statutory economic capital and surplus at this level, the target capital level serves as an early warning tool for the BMA and failure to maintain statutory capital at least equal to the target capital level will likely result in increased BMA regulatory oversight. As an SPI, HG Re is not subject to this requirement.

Minimum Liquidity Ratio
The Insurance Act provides a minimum liquidity ratio for general business insurers such as GAIL. An insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Relevant assets include, but are not limited to, cash and time deposits, quoted investments, unquoted bonds and debentures, investment income due and accrued, accounts and premiums receivable, insurance and reinsurance balances receivable and funds held by ceding reinsurers. Relevant liabilities include, but are not limited to, general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities, letters of credit and guarantees.

Eligible Capital
As a Class 4 insurer, GAIL must maintain available capital in accordance with a “three tiered capital system” to enable the BMA to better assess the quality of an insurer’s capital resources. All capital instruments are classified as either basic or ancillary capital, which in turn are classified into one of three tiers (Tier 1, Tier 2 and Tier 3) based on their “loss absorbency” characteristics. Eligibility limits are then applied to each tier in determining the amounts eligible to cover regulatory capital requirement levels. The highest capital is classified as Tier 1 capital and lesser quality capital is classified as either Tier 2 capital or Tier 3 capital. Under this regime, not more than certain specified percentages of Tier 1, Tier 2 and Tier 3 capital may be used to satisfy the Class 4 insurers' minimum solvency margin, ECR requirements and target capital level.

Restrictions on Dividends, Distributions and Reductions of Capital
As a Class 4 insurer, GAIL is prohibited from declaring or paying any dividends if in breach of the required minimum solvency margin or minimum liquidity ratio (the “Relevant Margins”) or if the declaration or payment of such dividend would cause the insurer to fail to meet the Relevant Margins. Further, Class 4 insurers are prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files (at least seven days before payment of such dividends) with the BMA an affidavit stating that it will continue to meet its Relevant Margins. Class 4 insurers must obtain the BMA’s prior approval for a reduction by 15% or more of the total statutory capital as set forth in its previous year’s financial statements. These restrictions on declaring or paying dividends and distributions under the Insurance Act are in addition to the solvency requirements under the Companies Act 1981 of Bermuda, as amended (the “Companies Act”). See “LIQUIDITY AND CAPITAL RESOURCES — Dividend Capacity” on page 66 for further discussion.
As an SPI, HG Re is not required to obtain the BMA’s prior approval in connection with any reduction of total statutory capital, but is prohibited from declaring or paying a dividend if it is in breach of its minimum solvency margin or if the declaration or payment of such dividend would cause such a breach.

Insurance Code of Conduct
All Bermuda insurers are required to comply with the BMA’s Insurance Code of Conduct, which establishes duties, requirements and standards to be complied with to ensure each insurer implements sound corporate governance, risk management and internal controls. Failure to comply with these requirements will be a factor taken into account by the BMA in determining whether an insurer is conducting its business in a sound and prudent manner under the Insurance Act and, in the case of GAIL, in calculating the operational risk charge applicable in accordance with the insurer's BSCR model (or an approved internal model)

Powers of Investigation, Intervention and Obtaining Information
The BMA has certain powers of investigation and intervention relating to insurers and their holding companies, subsidiaries and other affiliates, which it may exercise in the interest of such insurer’s policyholders or if there is any risk of insolvency or of a breach of the Insurance Act or the insurer’s license conditions. The BMA may cancel an insurer’s registration on certain grounds specified in the Insurance Act.

Notification of Cyber Reporting Events
Every insurer subject to the Insurance Act is required to notify the BMA where the insurer has reason to believe that a Cyber Reporting Event has occurred. Within 14 days of such notification, the insurer must also furnish the BMA with a written report setting out all of the particulars of the Cyber Reporting Event that are available to it. A Cyber Reporting Event includes any act that results in the unauthorized access to, disruption, or misuse of electronic systems or information stored on such systems of an insurer, including breach of security leading to the loss or unlawful destruction or unauthorized disclosure of or access to such systems or information where there is a likelihood of an adverse impact to policyholders, clients or the insurer’s insurance business, or a similar event for which notice is required to be provided to a regulatory body or government agency.

Policyholder Priority
In the event of a liquidation or winding up of an insurer, policyholders’ liabilities receive payment ahead of general unsecured creditors. Subject to the prior payment of preferential debts under the Employment Act 2000 and the Companies Act, the insurance debts of an insurer must be paid in priority to all other unsecured debts of the insurer.

Certain Other Bermuda Law Considerations
The Company is an exempted company incorporated and organized under the Companies Act. As a result, the Company is required to comply with the provisions of the Companies Act regulating the payment of dividends and making of distributions from contributed surplus. A company is prohibited from declaring or paying a dividend, or making a distribution out of contributed surplus, if there are reasonable grounds for believing that:

(1) the company is, or would after the payment be, unable to pay its liabilities as they become due; or
(2) the realizable value of the company’s assets would thereby be less than its liabilities.

In addition, the Companies Act regulates return of capital, reduction of capital and any purchase or redemption of shares by the Company.
The Economic Substance Act 2018, as amended (“ESA”) came into effect in Bermuda in December 2018 and impacts every Bermuda registered entity engaged in a “relevant activity”, requiring impacted entities to maintain a substantial economic presence in Bermuda and to satisfy economic substance requirements. Under the ESA, insurance or holding entity activities (both as defined in the ESA and the Economic Substance Regulations 2018, as amended) are relevant activities. To the extent that the ESA applies to any of our Bermuda entities, we are required to demonstrate compliance with economic substance requirements by filing an annual economic substance declaration with the Bermuda Registrar of Companies. Any entity that must satisfy economic substance requirements but fails to do so could face automatic disclosure to competent authorities in the EU of the information filed by the entity with the Bermuda Registrar of Companies in connection with the economic substance requirements. Additionally, a company may also face penalties, restriction or regulation of its business activities and may be struck off as a registered entity in Bermuda for failure to satisfy economic substance requirements. The Company believes it complies with all of the applicable laws and regulations pertaining to economic substance that would have a material effect on its financial condition and results of operations in the event of non-compliance.

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

Under Bermuda law, non-Bermudians (other than spouses of Bermudians, holders of permanent resident certificates and holders of working resident certificates) may not engage in any gainful occupation in Bermuda without an appropriate governmental work permit. Work permits may be granted or extended by the Bermuda government upon showing that, after proper public advertisement in most cases, no Bermudian (or spouse of a Bermudian or a holder of a permanent resident’s certificate or holder of a working resident’s certificate) is available who meets the minimum standard requirements for the advertised position. A waiver from advertising is automatically granted in respect of any chief executive officer position and other chief officer positions. The employer can also make a request for a waiver from the requirement to advertise in certain other cases, as expressed in the Bermuda government's work permit policies. Currently, each of the Company's Bermuda-based professional employees who requires a work permit has been granted a work permit by the Bermuda government.

United Kingdom

PRA and FCA Regulation
Insurers in the United Kingdom are dual-regulated by the FCA and the Prudential Regulation Authority (the “PRA”) (collectively, the “U.K. Regulators”). The PRA currently has ultimate responsibility for the prudential supervision of financial services in the U.K. The FCA has responsibility for market conduct regulation. The U.K. Regulators regulate insurers, insurance intermediaries and Lloyd’s. Both the PRA and FCA have substantial powers of intervention in relation to regulated firms.
NSM and AHU, Ark’s wholly-owned MGA, are authorized and regulated in the United Kingdom principally by the FCA as insurance intermediaries. The FCA has a wide range of rule-making, investigatory and enforcement powers, and monitors compliance with regulatory requirements. The FCA aims (i) to secure an appropriate degree of protection for consumers, (ii) to protect and enhance the integrity of the U.K.’s financial system and (iii) to promote effective competition in the interests of consumers.

Lloyd’s Regulation
Lloyd’s as a whole is authorized by the PRA and regulated by both the FCA and the PRA. Lloyd’s is required to implement certain rules prescribed by the PRA and by the FCA; such rules are to be implemented by Lloyd’s pursuant to its powers under the Lloyd’s Act 1982 relating to the operation of the Lloyd’s market. Lloyd’s prescribes, in respect of its managing agents and corporate and individual members (“Members”), certain minimum standards relating to their management and control, solvency and various other requirements. If it appears to either the PRA or the FCA that either Lloyd’s is not fulfilling its delegated regulatory responsibilities or that managing agents are not complying with the applicable regulatory rules and guidance, the PRA or the FCA may intervene at their discretion.
Lloyd’s permits its Members to underwrite insurance risks through Lloyd’s syndicates. Members of Lloyd’s may participate in a syndicate for one or more underwriting year(s) by providing capital to support the syndicate’s underwriting. All syndicates are managed by Lloyd’s approved managing agents. Managing agents receive fees and profit commissions in respect of the underwriting and administrative services they provide to the syndicates. Lloyd’s prescribes, in respect of its managing agents and Members, certain minimum standards relating to their management and control, solvency and various other requirements.

General
The operations of ASML, Ark’s wholly-owned Lloyd’s managing agent, are subject to oversight by Lloyd’s, through the Lloyd’s Council. ASML’s business plan for the Syndicates, including maximum stamp capacity, requires annual approval by Lloyd’s. Stamp capacity is a measure of the amount of net premium (premiums written less acquisition costs) that a syndicate is authorized by Lloyd’s to write. Lloyd’s may require changes to any business plan presented to it or additional capital to be provided to support the underwriting plan. Syndicate 4020 commenced underwriting on April 1, 2007 and Syndicate 3902 on January 1, 2017. Lloyd’s approved stamp capacity in 2022 for Syndicate 4020 is £350 million ($474 million based upon the foreign exchange spot rate as of December 31, 2021), and for Syndicate 3902 is £150 million ($203 million based upon the foreign exchange spot rate as of December 31, 2021). Both Syndicate 4020 and 3902 are supported by capital provided through ACML, Ark’s wholly-owned Lloyd’s Corporate Member.
Ark has deposited certain assets with Lloyd’s to support ACML’s underwriting business at Lloyd’s. Dividends from a Lloyd’s managing agent and a Member of Lloyd’s can be declared and paid provided the relevant syndicate has sufficient profits available for distribution. By entering into a membership agreement with Lloyd’s, ACML has undertaken to comply with all Lloyd’s bye-laws and regulations as well as the provisions of the Lloyd’s Acts and the Financial Services and Markets Act 2000, as amended by the Financial Services Act 2012 (the “FSMA”).

Capital Requirements
The underwriting capacity of a Member of Lloyd’s must be supported by providing a deposit in the form of cash, securities or letters of credit in an amount determined under the capital adequacy regime of the U.K.’s PRA. The amount of such deposit is calculated for each Member through the completion of an annual capital adequacy exercise. Under these requirements, Lloyd’s must demonstrate that each Member has sufficient assets to meet its underwriting liabilities plus a required solvency margin. The required amount of Funds at Lloyd’s is determined by Lloyd’s based on each syndicate’s solvency and capital requirement as calculated through its internal model.

Intervention Powers
The Lloyd’s Council has wide discretionary powers to regulate Members’ underwriting at Lloyd’s. It may, for instance, withdraw a Member’s permission to underwrite business or to underwrite a particular class of business. The Lloyd’s Council may change the basis on which syndicate expenses are allocated or vary the Funds at Lloyd’s requirements or the investment criteria applicable to the provision of Funds at Lloyd’s. Exercising any of these powers might affect the return on the Member’s participation in a given underwriting year. If a Member of Lloyd’s is unable to pay its debts to policyholders, the Member may obtain financial assistance from the Lloyd’s Central Fund, which in many respects acts as an equivalent to a state guaranty fund in the U.S. If Lloyd’s determines that the Central Fund needs to be increased, it has the power to assess premium levies on current Members of Lloyd’s. The Lloyd’s Council has discretion to call or assess up to 3% of a Member’s underwriting capacity in any one year as a Central Fund contribution.
While not currently material to our operations, Syndicates 4020 and 3902 also access insurance business from the European Economic Area though the London Branch of Lloyd’s Insurance Company. Lloyd’s Insurance Company is authorized and regulated by the National Bank of Belgium and regulated by the Financial Services and Markets Authority.

Solvency II and the U.K.’s Domestic Prudential Regime
The European Parliament adopted Solvency II in April 2009 and it came into effect on January 1, 2016. Solvency II represents a risk-based approach to insurance regulation and capital adequacy. Its principal goals are to improve the correlation between capital and risk, effect group supervision of insurance and reinsurance affiliates, implement a uniform capital adequacy structure for (re)insurers across the EU Member States, establish consistent corporate governance standards for insurance and reinsurance companies, and establish transparency through standard reporting of insurance operations. Under Solvency II, an insurer’s or reinsurer’s capital adequacy in relation to various insurance and business risks may be measured with an internal model developed by the insurer or reinsurer and approved for use by the Member State’s regulator or pursuant to a standard formula developed by the European Commission. Following the U.K.'s exit from the EU, and the expiry of the transition period on December 31, 2020, U.K. authorized insurers are subject to the U.K.'s separate domestic prudential regime. This regime is identical to the Solvency II regime from January 1, 2021, although the two regimes may begin to diverge over time. The U.K. is currently undertaking a review of Solvency II and of the regulatory regime applicable to U.K. authorized insurers and reinsurers.
The PRA granted approval to Lloyd’s internal model application in December 2015. Each year, the PRA requires Lloyd’s to satisfy an annual solvency test which measures whether Lloyd’s has sufficient assets in the aggregate to meet all outstanding liabilities of its Members, both current and run-off. If Lloyd’s fails this test, the PRA may require the entire Lloyd’s market to cease underwriting or individual Lloyd’s Members may be required to cease or reduce their underwriting.

Cybersecurity
In 2018, the EU General Data Privacy Regulation (the “GDPR”) became effective. The GDPR requires companies to satisfy requirements regarding the notification of data breaches and the handling of personal and sensitive data, including its use, protection and the ability of persons whose data is stored to correct or delete such data about themselves. The GDPR permits regulators to impose fines of up to €20 million or 4% of global annual revenue, whichever is higher, and establishes a private right of action.
The GDPR was transposed into U.K. domestic law in January 2021 following the United Kingdom's exit from the EU (“U.K. GDPR”) and supplements the United Kingdom's Data Protection Act of 2018. The UK GDPR mirrors the compliance requirements and fine structure of the GDPR.

Climate Change
In 2019, the PRA issued Supervisory Statement 3/19 “Enhancing banks’ and insurers’ approaches to managing the financial risks from climate change” and the “Framework for assessing financial impacts of physical climate change” (collectively the “PRA 2019 climate change risk management guidelines”). In response to the PRA 2019 climate change risk management guidelines, Ark has established a climate change working group and has undertaken a climate change risk assessment. The risk assessment highlighted regulatory, claims, and underwriting, and investment risks associated with climate change. Ark regularly analyzes climate change risk as part of its risk management framework. Ark also engages with industry peers through the Lloyd’s Climate Change market group. Ark has assigned its Chief Risk Officer responsibility under the PRA Senior Insurance Managers Regime for climate change risk. The Chief Risk Officer reports to the Ark Board on climate change matters on a quarterly basis.

General

Change of Control
The jurisdictions where we operate have laws and regulations that require regulatory approval of a change of control. Where such laws apply to us, there can be no effective change in our control (or in the control of some or our subsidiaries) unless the person seeking to acquire control has filed a statement with the regulators and obtained prior approval for the proposed change.

RATINGS

Insurance companies are evaluated by various rating agencies in order to measure each company’s financial strength. Higher ratings generally indicate financial stability and a stronger ability to pay claims. White Mountains believes that strong ratings are important factors in the marketing and sale of insurance products and services to agents, consumers and ceding companies.
As of February 25, 2022, BAM was rated “AA/stable” by Standard & Poor’s. “AA” is the third highest of 23 financial strength ratings assigned by Standard & Poor’s.
As of February 25, 2022, each of Lloyd’s Syndicates 4020 and 3902, benefits from the financial strength rating of “A/stable” by A.M. Best Company, Inc. (“A.M. Best”) and “A+/stable” by Standard & Poor’s assigned to the Lloyd’s marketplace. “A” is the third highest of 16 financial strength ratings assigned by A.M. Best and “A+” is the fifth highest of 23 financial strength ratings assigned by Standard & Poor’s.
As of February 25, 2022, GAIL was rated “A/stable” by A.M. Best.

HUMAN CAPITAL

As of December 31, 2021, White Mountains employed 1,648 people (consisting of 70 people at the Company, WM Capital, its other intermediate holding companies, WM Advisors and HG Global, 84 people at BAM, 208 people at Ark, 999 people at NSM, 12 people at Kudu, and 275 people at the consolidated Other Operating Businesses).
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
Throughout the unique challenges of 2021 and 2020, White Mountains commitment to the health and safety of its employees and their families has been a guiding priority. To support its employees during this time, White Mountains expanded and encouraged remote work, introduced protocols and practices that emphasized employee well-being, regularly solicited feedback from its employees and significantly increased senior leadership communication.

Item 1A.  Risk Factors

The information contained in this report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. See “FORWARD-LOOKING STATEMENTS” on page 97 for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements. The Company’s actual future results and trends may differ materially depending on a variety of factors including, but not limited to, the risks and uncertainties discussed below.

Risks Related to White Mountains Generally

If we are required to write down goodwill and other intangible assets, it could materially adversely affect our results of operations and financial condition.

As of December 31, 2021, we had total goodwill and other intangible assets of $1,066 million on our consolidated balance sheet, most of which relates to our acquisitions of Ark and NSM and NSM’s subsequent acquisitions of KBK, Embrace, the Renewal Rights from AIG, Kingsbridge and J.C. Taylor. As of December 31, 2021, goodwill and other intangible assets related to Ark and NSM were $1,018 million.
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

Our investment portfolio primarily consists of fixed maturity investments, short-term investments, common equity securities, our investment in MediaAlpha and other long-term investments. We invest to maximize long-term after-tax total returns while taking prudent levels of risk and maintaining a diversified portfolio subject to our investment guidelines and various regulatory restrictions. However, investing entails substantial risks. We may not achieve our investment objectives, and our investment performance may vary substantially over time. Losses or volatility in the equity or fixed income markets could materially adversely affect our results of operations and financial condition.
The fair market value of our investment portfolio is affected by general economic and market conditions that are outside of our control, including (i) fluctuations in equity market levels, interest rates, debt market levels and foreign currency exchange rates, (ii) public health crises, natural disasters, terrorist attacks and other outside events, and (iii) credit losses sustained by issuers. A significant decline in the equity markets such as that experienced from September 2008 to March 2009 could materially adversely affect our results of operations and financial condition. In addition to causing declines in the value of securities that we own in our investment portfolio, public health crises, natural disasters, terrorist attacks and other outside events can adversely affect general commercial activity and the economies of many countries, which could materially adversely affect the business, financial condition and results of operations of the entities in which we have invested. For example, reductions of travel, including due to travel restrictions and bans imposed by governments due to the COVID-19 pandemic, could negatively impact revenues at PassportCard/DavidShield. We are also exposed to changes in debt markets. Interest rates are highly sensitive to many factors, including governmental monetary policies, economic and political conditions and other factors beyond our control. In particular, a significant increase in interest rates could result in significant losses in the value of our investment portfolio and, consequently, could materially adversely affect our results of operations and financial condition. We also hold investments, such as unconsolidated entities, including Kudu’s Participation Contracts, a bank loan fund, private equity funds, hedge funds, Lloyd’s trust deposits, ILS funds and private debt instruments that are not regularly traded in active investment markets and may be illiquid. These investments can experience volatility in their returns or valuation, which could materially adversely affect our results of operations and financial condition.

We may be subject to greater volatility from our investment in MediaAlpha, which could materially adversely affect our results of operations and financial condition.

On October 30, 2020, MediaAlpha completed the MediaAlpha IPO. Following the MediaAlpha IPO, White Mountains’s investment in MediaAlpha is valued based on the publicly-traded share price of MediaAlpha’s common stock, which at the December 31, 2021 closing price of $15.44 per share was $262 million. As a result, White Mountains’s reported book value per share and adjusted book value per share may be subject to greater volatility in the future, as the valuation of its investment in MediaAlpha based on the publicly-traded share price of MediaAlpha’s common stock could be more volatile than the valuation of its investment in MediaAlpha based on the private discounted cash flow model used in White Mountains’s financial statements in periods prior to the MediaAlpha IPO. Should there be a significant decrease in the publicly-traded share price of MediaAlpha’s common stock, it could materially adversely affect our results of operations and financial condition.

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

As of December 31, 2021, White Mountains owned $891 million in securities, including our investments in Kudu’s Participation Contracts and PassportCard/DavidShield, that are not actively traded in public markets, do not have readily observable market prices, and are classified as Level 3 investments in the GAAP fair value hierarchy. On a quarterly basis, we make a good faith determination of the fair value of our Level 3 investments in our GAAP financial statements using valuation techniques that are inherently subjective and uncertain.
In determining the GAAP fair value of these securities, we use judgment in selecting the fair value methodology and the significant inputs that are employed by that methodology for each such investment. See “Level 3 Measurements” under “CRITICAL ACCOUNTING ESTIMATES - Fair Value Measurements” on pages 76 - 78 for a description of the methodologies we use to determine GAAP fair value of our investments without a readily observable market price. Given the inherent subjectivity and uncertainty in the methodologies we use to determine the fair value of our investments without a readily observable market price, the values of such investments established using these methodologies may never be realized, which could materially adversely affect our results of operations and financial condition.

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
The maintenance of an “AA” or better financial strength rating from Standard & Poor’s is particularly important to BAM’s ability to write municipal bond insurance policies and meet its debt service obligations under the BAM Surplus Notes. On July 28, 2021, Standard & Poor’s concluded its most recent review and affirmed BAM’s “AA/stable” financial strength rating. See “RATINGS” on page 25. A downgrade, withdrawal or negative watch/outlook of BAM’s financial strength rating could severely limit or prevent BAM’s ability to write municipal bond insurance policies, which could materially adversely affect our results of operations and financial condition.

If BAM does not pay some or all of the principal and interest due on the BAM Surplus Notes, it could materially adversely affect our results of operations and financial condition.

As of December 31, 2021, White Mountains owned $365 million in BAM Surplus Notes and had accrued $158 million of interest thereon. No payment of principal or interest on the BAM Surplus Notes may be made without the approval of the NYDFS. Under its agreements with HG Global, BAM is required to seek regulatory approval to pay principal and interest on the BAM Surplus Notes only to the extent that its capital resources continue to support its outstanding obligations, business plan and rating. It is unlikely that BAM would pay principal and interest on the BAM Surplus Notes if such payments could lead to a rating downgrade. In December 2021, the NYDFS approved a $34 million cash payment of principal and interest on the BAM Surplus Notes. We cannot guarantee that the NYDFS will approve payments on the BAM Surplus Notes in the future.
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

Ark writes insurance and reinsurance policies that cover unpredictable catastrophic events. Ark has exposure to losses caused by unpredictable catastrophic events including natural and other disasters such as hurricanes, windstorms, earthquakes, floods, wildfires, tornadoes, tsunamis, and severe winter weather all over the world. Catastrophes can also include large losses driven by public health crises, terrorist attacks, explosions, infrastructure failures, and cyber-attacks.
The extent of a catastrophe loss is a function of both the severity of the event and total amount of insured exposure to the event as well as the coverage provided to customers. Increases in the value and concentration of insured property or insured employees, the effects of inflation, changes in weather patterns and increased terrorism could increase the future frequency and/or severity of claims from catastrophic events. Climate change contributes to higher temperatures, sea level rise and more extreme weather events including droughts, heavy storms, wildfires, and stronger hurricanes, which increases the frequency and severity of major natural catastrophes. There is also a growing threat of cyber catastrophes due to the increasing interconnectivity of global systems. Claims from catastrophic events could materially adversely affect our results of operations and financial condition. Ark’s ability to write new insurance and reinsurance policies could also be impacted as a result of corresponding reductions in its capital levels.
Ark seeks to manage its exposure to catastrophic losses by limiting and monitoring the aggregate insured value of policies in geographic areas with exposure to catastrophic events and by buying reinsurance. To manage, monitor and analyze insured values and potential losses, Ark utilizes proprietary and third-party catastrophe management software to estimate potential losses for many different catastrophe scenarios. Ark incorporates the physical risk of climate change in its underwriting process through sensitivity and stress testing of its catastrophe models, including increased frequency of U.S. windstorms and the implications of storm surge. Ark’s estimates of potential losses are dependent on many variables, including assumptions about storm intensity, storm surge, and loss amplification, loss adjustment expenses and insurance-to-value in the aftermath of weather-related catastrophes. In addition, Ark has to account for quality of data provided by insureds. Accordingly, if the assumptions are incorrect, the losses Ark might incur from an actual catastrophe could be materially different than the expectation of losses generated from modeled catastrophe scenarios, which could materially adversely affect our results of operations and financial condition.

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
The maintenance of “A-” or better financial strength ratings is particularly important to Ark’s ability to write new or renewal property and casualty insurance and reinsurance business in most markets. Ark writes insurance and reinsurance through Lloyd’s Syndicates 4020 and 3902, each of which benefits from the financial strength rating of “A/stable” by A.M. Best and “A+/stable” by Standard & Poor’s assigned to the Lloyd’s marketplace. Beginning in January 2021, Ark began writing certain classes of its business through GAIL, Ark’s wholly-owned Bermuda-based insurance and reinsurance company, which has been assigned an “A/stable” financial strength rating by A.M. Best. See “RATINGS” on page 25.
A downgrade, withdrawal or negative watch/outlook of these financial strength ratings could severely limit or prevent Ark from writing new policies or renewing existing policies, which could materially adversely affect our results of operations and financial condition. A downgrade, withdrawal or negative watch/outlook of these financial strength ratings also could limit our ability to raise new debt or could make new and certain existing debt more costly and/or have more restrictive conditions.

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
In addition, due to factors such as the price or availability of reinsurance or retrocessional coverage, we sometimes decide to increase the amount of risk we retain by purchasing less reinsurance. Such determinations have the effect of increasing our financial exposure to losses associated with such risks and, in the event of significant losses associated with a given risk, could materially adversely affect our results of operations and financial condition.

The property and casualty insurance and reinsurance industries are highly competitive and cyclical and we may not be able to compete effectively in the future, which could materially adversely affect our results of operations and financial condition.

The property and casualty insurance and reinsurance industries are highly competitive and have historically been cyclical, experiencing periods of severe price competition and less selective underwriting standards (soft markets) followed by periods of relatively high prices and more selective underwriting standards (hard markets). Ark competes with other Lloyd’s syndicates, the London companies market participants and major U.S., Bermuda and European and other international insurance and reinsurance companies. Many of these competitors have greater resources than Ark does, have established long-term and continuing business relationships throughout the insurance and reinsurance industries and may have higher financial strength ratings, which can be a significant competitive advantage for them.
Soft primary insurance market conditions could lead to a significant reduction in reinsurance premium rates, less favorable contract terms and fewer submissions for Ark’s reinsurance underwriting capacity. The supply of reinsurance is also related to the level of reinsured losses and the level of industry capital which, in turn, may fluctuate in response to changes in rates of return earned in the reinsurance industry. As a result, the reinsurance business historically has been a cyclical industry characterized by periods of intense price competition due to excess underwriting capacity as well as periods when shortages of capacity permitted improvements in reinsurance rate levels and terms and conditions. In addition, in recent years the persistent low interest rate environment and ease of entry into the reinsurance sector has led to increased competition from third-party capital in the property catastrophe excess reinsurance line. This alternative capital provides collateralized property catastrophe protection in the form of catastrophe bonds, industry loss warranties, sidecars and other vehicles that facilitate the ability for non-reinsurance entities, such as hedge funds and pension funds, to compete for property catastrophe excess reinsurance business outside of the traditional treaty market.
We expect to continue to experience the effects of the insurance and reinsurance industries’ cyclicality. If Ark is unable to maintain its competitive position throughout soft and hard market cycles, its business may be adversely affected and we may not be able to compete effectively in the future, which could materially adversely affect our results of operations and financial condition.

Ark’s loss and LAE reserves may be inadequate to cover the ultimate liability for losses, and as a result, our results of operations and financial condition could be adversely affected.

Ark must maintain reserves adequate to cover the estimated ultimate liabilities for loss and LAE. Loss and LAE reserves are typically comprised of (1) case reserves for reported claims and (2) incurred but not reported (“IBNR”) reserves for losses that have occurred but for which claims have not yet been reported and for expected future development on case reserves. Loss and LAE reserves are estimates of what Ark believes the settlement and administration of claims will cost based on facts and circumstances then known to Ark. These estimates involve actuarial and claims assessments, and require Ark to make a number of assumptions about future events that are subject to unexpected changes and are beyond Ark’s control, such as future trends in claim severity, emerging coverage issues, frequency, inflation, legislative and judicial changes and other factors. Because of uncertainties associated with estimating ultimate loss and LAE reserves, we cannot be certain that Ark’s reserves are adequate. In the event that Ark’s reserves become insufficient to cover the actual losses and LAE, Ark may need to add to the reserves, which could have a material adverse effect on our results of operations and financial condition. For further discussion of our loss and LAE reserves, see “CRITICAL ACCOUNTING ESTIMATES — Loss and LAE Reserves” on page 79.

Risks Related to NSM’s Business and Industry

    Our commission revenues are dependent on many factors, some of which are beyond our control, including the pricing and profitability of certain segments of the property and casualty insurance industry, which is highly competitive and cyclical.

    NSM generates most of its revenues from commissions that are a portion of premiums charged by insurance companies to their insureds. NSM also generates profit commissions from certain of its businesses that are paid by insurance companies based on the profitability of policies placed with them. NSM is an MGA and program administrator with delegated binding authorities, and as such, its carrier partners bear the insurance risk on the programs designed and underwritten by NSM. Should NSM fail to meet the profitability expectations of the carriers that write the business it places, those carriers could choose to stop writing the business, which could materially adversely affect NSM’s commission revenues and, consequently, could materially adversely affect our results of operations and financial condition.
    The property and casualty insurance industry is highly competitive and has historically been cyclical, experiencing periods of severe price competition and less selective underwriting standards (soft markets) followed by periods of relatively high prices and more selective underwriting standards (hard markets). The cyclicality of the property and casualty markets is beyond our control and could materially adversely affect our results of operations and financial condition by reducing the commissions we receive for property and casualty insurance we place during soft markets.  We expect to continue to experience the effects of cyclicality and may not be able to successfully manage the associated risks.
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

    NSM placed approximately 25% of its business with its single largest carrier during the year ended December 31, 2021. NSM placed approximately 65% of its business with its five largest carriers during the year ended December 31, 2021. Should any of these carriers reduce the volume of business accepted from NSM or adversely change the terms and conditions of placement, we cannot guarantee that NSM would be able to find other carriers to assume the business, which could materially adversely affect our results of operations and financial condition.

Risks Related to Kudu’s Business and Industry

    Kudu’s financial performance is dependent upon its clients’ asset and performance-based fees, which are subject to a variety of economic, market and other risks.

    Through our subsidiary Kudu, we provide capital solutions for asset management firms through non-controlling equity interests in the form of revenue and earnings participation contracts. Kudu’s clients generate their revenues and earnings by charging asset based fees, which are typically a percentage of the value of the assets they manage for their clients, and/or performance based fees, which are typically a portion of actual returns achieved for their clients above a target return. The revenue that Kudu generates from its clients is subject to the same general economic and market risks that may affect our investment portfolio. See “Our investment portfolio may suffer reduced returns or losses, which could materially adversely affect our results of operations and financial condition. Adverse changes in equity markets, interest rates, debt markets or foreign currency exchange rates could result in significant losses to the value of our investment portfolio.” on page 26.
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

Proposed regulations could subject U.S. persons who are shareholders to disadvantageous rules under U.S. federal income tax laws pertaining to “related person insurance income”

Proposed regulations issued on January 24, 2022, address the subpart F “related person insurance income” (“RPII”) tax regime. The proposed regulations would expand the scope of relationships giving rise to RPII by treating intra-group reinsurance transactions as generating RPII if a non-U.S. parent entity of the group is majority owned by U.S. persons. If the proposed regulations are finalized as written, U.S. shareholders of the Company could be required to include in their taxable income a proportionate share of White Mountains’s RPII income annually as subpart F income, even if no distributions are received by the U.S. shareholder.
The proposed regulations generally would apply to tax years of corporations beginning on or after the date finalized regulations are published in the Federal Register, and to tax years of U.S. persons in which or with which those corporations' tax years end. We encourage shareholders who are U.S. persons to consult their own tax advisors concerning the proposed regulations.

Risks Related to Laws and Regulation

Regulation may have a material adverse effect on our operations and financial condition.

We are subject to supervision and regulation by regulatory authorities in the various jurisdictions in which we conduct business, including state, national and international insurance regulators. Regulatory authorities have broad regulatory, supervisory and administrative powers relating to, among other things, data protection and data privacy, solvency standards, licensing, coverage requirements, policy rates and forms and the form and content of financial reports. Regulatory authorities continue to implement new or enhanced regulatory requirements. Regulatory authorities also may seek to exercise their supervisory or enforcement authority in new or more extensive ways. These actions, if they occur, could affect the competitive market and the way we conduct our business and manage our capital and could result in lower revenues and higher costs. As a result, such actions could have a material adverse effect on our results of operations and financial condition.

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
HG Global’s and Ark’s headquarters are located in Hamilton, Bermuda. In addition, Ark maintains underwriting offices in London, England and Hamilton, Bermuda. BAM’s and Kudu’s headquarters are located in New York, New York. NSM’s headquarters are located in Conshohocken, Pennsylvania.
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

Information About Our Executive Officers (As of February 25, 2022)

Name	Position	Age	Executive Officer Since
G. Manning Rountree	Chief Executive Officer	49	2009
Reid T. Campbell	Executive Vice President and Chief Financial Officer	54	2007
Michaela J. Hildreth	Managing Director and Chief Accounting Officer	54	2021
Robert L. Seelig	Executive Vice President and General Counsel	53	2002

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
Mr. Campbell was appointed Executive Vice President and Chief Financial Officer of the Company in May 2017. Prior to that, he served as a Managing Director of WM Capital and as President of WM Advisors. He joined White Mountains in 1994 and has served in a variety of financial management positions with the Company and its subsidiaries. Prior to joining White Mountains, Mr. Campbell spent three years with KPMG. Mr. Campbell serves as a director of BAM. Effective March 1, 2022, Mr. Campbell will retire from his current role and become President of the Company.
Ms. Hildreth was appointed as Managing Director and Chief Accounting Officer of the Company on May 15, 2021. Prior to that, she served as Managing Director and General Auditor of WM Capital. She joined White Mountains in 2003 and has served in a variety of accounting and auditing-related positions with the Company and its subsidiaries. Prior to joining the Company, Ms. Hildreth spent 13 years with PricewaterhouseCoopers.
Mr. Seelig is Executive Vice President and General Counsel of the Company. Prior to joining White Mountains in 2002, Mr. Seelig was with the law firm of Cravath, Swaine & Moore.

PART II

Item 5.  Market for the Company’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

White Mountains’s common shares are listed on the New York Stock Exchange (symbol “WTM”) and the Bermuda Stock Exchange (symbol “WTM-BH”). As of February 23, 2022, there were 232 registered holders of White Mountains common shares, par value $1.00 per share. For information on securities authorized for issuance under the Company’s equity compensation plans, see “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” on page 101.
The following graph presents the five-year cumulative total return for a shareholder who invested $100 in common shares as of December 31, 2016, assuming re-investment of dividends. Cumulative returns for the five-year period ended December 31, 2021 are also shown for the Standard & Poor’s 500 Stocks Capitalization Weighted Index (“S&P 500”) and the Standard & Poor’s 500 Stocks (Property & Casualty) Capitalization Weighted Index (“S&P P&C”) for comparison.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
Index Value
250
225
200
175
150
125
100
75
2016
2017
2018
2019
2020
2021
WTM
S&P 500
S&P P&C

Purchases of Equity Securities by the Company
The following table provides information regarding common shares repurchased by the Company during the fourth quarter of 2021:

Months	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (1)
October 1 - October 31, 2021	11,999	$1,072.72	11,999	451,224
November 1 - November 30, 2021	—	$—	—	451,224
December 1 - December 31, 2021	—	$—	—	451,224
Total	11,999	$1,072.72	11,999	451,224
(1) White Mountains’s board of directors has authorized the Company to repurchase its common shares, from time to time, subject to market conditions. The repurchase authorizations do not have a stated expiration date.

Item 6.  Selected Financial Data

None.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains “forward-looking statements”. White Mountains intends statements that are not historical in nature, which are hereby identified as forward-looking statements, to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. White Mountains cannot promise that its expectations in such forward-looking statements will turn out to be correct. White Mountains’s actual results could be materially different from and worse than its expectations. See “FORWARD-LOOKING STATEMENTS” on page 97 for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements.
The following discussion also includes thirteen non-GAAP financial measures: (i) adjusted book value per share, (ii) growth in adjusted book value per share excluding net realized and unrealized investment losses from White Mountains’s investment in MediaAlpha, (iii) BAM’s gross written premiums and MSC from new business, (iv) Ark’s adjusted loss and loss adjustment expense ratio, (v) Ark’s adjusted insurance acquisition expense ratio, (vi) Ark’s adjusted other underwriting expense ratio, (vii) Ark’s adjusted combined ratio, (viii) NSM’s earnings before interest, taxes, depreciation and amortization (“EBITDA”), (ix) NSM’s adjusted EBITDA, (x) Kudu’s EBITDA, (xi) Kudu’s adjusted EBITDA, (xii) total consolidated portfolio returns excluding MediaAlpha and (xiii) adjusted capital, that have been reconciled from their most comparable GAAP financial measures on page 71. White Mountains believes these measures to be useful in evaluating White Mountains’s financial performance and condition.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
Overview—Year Ended December 31, 2021 versus Year Ended December 31, 2020
White Mountains ended 2021 with book value per share of $1,176 and adjusted book value per share of $1,190, a decrease of 6.5% and 5.7% in the year, including dividends. Comprehensive (loss) income attributable to common shareholders was $(273) million in 2021 compared to $716 million in 2020. The results in 2021 included $380 million of net realized and unrealized investment losses from White Mountains’s investment in MediaAlpha. Excluding net realized and unrealized investment losses from White Mountains’s investment in MediaAlpha, adjusted book value per share increased 4.3% in 2021, including dividends, reflecting strong results within White Mountains’s operating businesses. The results in 2020 included $746 million of net investment income and net realized and unrealized investment gains from White Mountains’s investment in MediaAlpha. The results in 2020 also included $131 million from the release of a deferred tax liability as a result of an internal reorganization in connection with the MediaAlpha IPO.
At the December 31, 2021 closing price of $15.44 per share, which was down from $39.07 at December 31, 2020, the value of White Mountains’s investment in MediaAlpha was $262 million, which was down from $802 million at December 31, 2020. Based on White Mountains’s ownership of 16.9 million shares of MediaAlpha as of December 31, 2021, each $1.00 per share increase or decrease in the stock price of MediaAlpha will result in an approximate $5.65 per share increase or decrease in White Mountains’s book value per share and adjusted book value per share. On March 23, 2021, MediaAlpha completed a secondary offering of 8.05 million shares at $46.00 per share ($44.62 per share net of underwriting fees). In the secondary offering, White Mountains sold 3.6 million shares for net proceeds of $160 million.
White Mountains capital base was, more or less, fully deployed at the end of 2020 with approximately $150 million of undeployed capital. During 2021, White Mountains repurchased and retired 98,511 of its common shares for $108 million. This was more than offset by (i) the $160 million of net proceeds from the MediaAlpha secondary offering and (ii) the termination of White Mountains commitment to provide up to $200 million of additional equity capital to Ark as a result of Ark raising $163 million in new subordinated debt during the third quarter. As a result, White Mountains finished 2021 with approximately $400 million of undeployed capital.
In the HG Global/BAM segment, gross written premiums and MSC collected totaled $118 million in 2021 compared to $131 million in 2020. Total pricing was 67 basis points in 2021 compared to 76 basis points in 2020. BAM insured municipal bonds with par value of $17.5 billion in 2021 compared to $17.3 billion in 2020. During 2021, BAM completed an assumed reinsurance transaction to insure municipal bonds with a par value of $806 million. During 2020, BAM completed an assumed reinsurance transaction to insure municipal bonds with a par value of $37 million.
In December 2021, BAM made a $34 million cash payment of principal and interest on the BAM Surplus Notes held by HG Global. In December 2020, BAM made a $30 million cash payment of principal and interest on the BAM Surplus Notes held by HG Global. In January 2020, BAM made a one-time $65 million cash payment of principal and interest on the BAM Surplus Notes held by HG Global. BAM’s total claims paying resources were $1,192 million as of December 31, 2021 compared to $987 million as of December 31, 2020. During 2021, BAM completed a reinsurance agreement with Fidus Re that increased BAM’s claims paying resources by $150 million.

On January 1, 2021, White Mountains closed the Ark Transaction. Ark’s GAAP combined ratio was 87% in 2021. Ark’s adjusted combined ratio, which adds back amounts ceded to TPC Providers, was 85% in 2021. The adjusted combined ratio in 2021 included 10 points of catastrophe losses and six points of net favorable prior year reserve development. Ark reported gross written premiums of $1,059 million, net written premiums of $859 million and net earned premiums of $637 million in 2021. Ark reported pre-tax income of $53 million in 2021, which reflected $25 million of transaction expenses related to the Ark Transaction. In the January 2022 renewal season, Ark wrote gross written premiums in excess of $500 million.
NSM reported commission and other revenues of $330 million, pre-tax loss of $28 million and adjusted EBITDA of $71 million in 2021 compared to commission and other revenues of $285 million, pre-tax loss of $13 million and adjusted EBITDA of $59 million in 2020. On April 12, 2021, NSM sold its Fresh Insurance motor business, which resulted in a loss of $29 million recorded in the first quarter of 2021. Results in 2021 include the results of J.C. Taylor from August 6, 2021, the date of its acquisition. Results in 2021 and 2020 include the results of Kingsbridge from April 7, 2020, the date of its acquisition.
Kudu reported total revenues of $134 million, pre-tax income of $108 million and adjusted EBITDA of $33 million in 2021 compared to total revenues of $46 million, pre-tax income of $28 million and adjusted EBITDA of $22 million in 2020. Total revenues and pre-tax income included $22 million of realized gains and $68 million of unrealized gains on Kudu’s Participation Contracts in 2021 compared to $16 million of unrealized gains on Kudu’s Participation Contracts in 2020. Kudu deployed $225 million, including transaction costs, in six asset management firms in 2021. As of December 31, 2021, Kudu had deployed $612 million in 17 asset and wealth management firms globally, including one that was exited. As of December 31, 2021, the asset and wealth management firms have combined assets under management of approximately $66 billion, spanning a range of asset classes, including real estate, real assets, wealth management, hedge funds, private equity and alternative credit strategies.
White Mountains’s pre-tax total consolidated portfolio return on invested assets was -3.4% in 2021. This return included $380 million of net realized and unrealized investment losses from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total consolidated portfolio return on invested assets was 6.4% in 2021. Excluding MediaAlpha, investment returns in 2021 were driven primarily by favorable other long-term investments results.
White Mountains’s pre-tax total consolidated portfolio return on invested assets was 31.9% in 2020. This return included $746 million of net investment income and net realized and unrealized investment gains from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total consolidated portfolio return on invested assets was 4.6% in 2020. Excluding MediaAlpha, investment returns in 2020 were impacted by White Mountains’s decision to liquidate its portfolio of common equity securities in the second half of 2020 in preparation for funding the Ark Transaction as equity markets rallied in the fourth quarter.

Overview—Year Ended December 31, 2020 versus Year Ended December 31, 2019
White Mountains ended 2020 with book value per share of $1,259 and adjusted book value per share of $1,264, an increase of 23.1% and 24.2% in the year, including dividends. Comprehensive income (loss) attributable to common shareholders was $716 million in 2020 compared to $413 million in 2019. The results in 2020 included $746 million of net investment income and net realized and unrealized investment gains from White Mountains’s investment in MediaAlpha. The results in 2020 also included $131 million from the release of a deferred tax liability as a result of an internal reorganization in connection with the MediaAlpha IPO. The results in 2019 included $256 million of net investment income, realized gains and net unrealized investment gains from White Mountains’s investment in MediaAlpha, $182 million of which was from the 2019 MediaAlpha Transaction.
On October 30, 2020, MediaAlpha completed the MediaAlpha IPO. In the offering, White Mountains sold 3.6 million shares and received total proceeds of $64 million. Following the MediaAlpha IPO, White Mountains owned 20.5 million MediaAlpha shares. At the December 31, 2020 MediaAlpha closing price of $39.07 per share, the value of White Mountains’s remaining investment in MediaAlpha was $802 million.
On October 1, 2020, White Mountains entered into a subscription and purchase agreement (the “Ark SPA”) with Ark and certain selling shareholders (collectively with Ark, the “Ark Sellers”). Under the terms of the Ark SPA, White Mountains agreed to contribute $605 million of equity capital to Ark, at a pre-money valuation of $300 million, and to purchase $41 million of shares from the Ark Sellers. White Mountains also agreed to contribute up to an additional $200 million of equity capital to Ark in 2021. In accordance with the Ark SPA, in the fourth quarter of 2020 White Mountains pre-funded/placed in escrow a total of $646 million in preparation for closing the transaction, which is reflected on the balance sheet within the Other Operations segment as of December 31, 2020.

On January 1, 2021, White Mountains closed the Ark Transaction in accordance with the terms of the Ark SPA. At closing, White Mountains owned 72.0% of Ark on a basic shares outstanding basis (63.0% after taking account of management’s equity incentives). Management’s equity incentives are subject to an 8% rate of return threshold with no catch-up. The remaining shares are owned by employees. In the future, management rollover shareholders could earn additional shares in Ark if and to the extent that White Mountains achieves certain multiple of invested capital return thresholds. These additional shares are generally eligible to vest in three equal tranches at multiple on invested capital (“MOIC”) thresholds of 2.0x, 2.5x and 3.0x. If fully earned, these additional shares would represent 13% of the shares outstanding at closing.
In the January 2021 renewal season, Ark wrote gross written premiums in excess of $270 million.
During 2020, White Mountains deployed approximately $1.0 billion in new business opportunities, including commitments related to the Ark Transaction, which closed on January 1, 2021. Also during 2020, White Mountains repurchased and retired 99,087 of its common shares for $85 million. As a result, White Mountains’s capital base was, more or less fully deployed at the end of 2020 with approximately $150 million of undeployed capital.
Gross written premiums and MSC collected in the HG Global/BAM segment totaled $131 million in 2020 compared to $107 million in 2019. Total pricing was 76 basis points in 2020 compared to 83 basis points in 2019. BAM insured municipal bonds with par value of $17.3 billion in 2020 compared to $12.8 billion in 2019. During 2020, BAM completed an assumed reinsurance transaction to insure municipal bonds with a par value of $37 million. During 2019, BAM completed an assumed reinsurance transaction to insure municipal bonds with a par value of $1.1 billion.
In December 2020, BAM made a $30 million cash payment of principal and interest on the BAM Surplus Notes held by HG Global. In January 2020, BAM made a one-time $65 million cash payment of principal and interest on the BAM Surplus Notes held by HG Global. In December 2019, BAM made a $32 million cash payment (which included a one-time $10 million cash payment) of principal and interest on the BAM Surplus Notes held by HG Global. BAM’s total claims paying resources were $987 million as of December 31, 2020 compared to $938 million as of December 31, 2019.
NSM reported commission and other revenues of $285 million, pre-tax loss of $13 million and adjusted EBITDA of $59 million in 2020 compared to commission and other revenues of $233 million, pre-tax loss of $2 million and adjusted EBITDA of $48 million in 2019. Results in the year ended December 31, 2020 include the results of Kingsbridge from April 7, 2020, the date of its acquisition. Results in the years ended December 31, 2020 and 2019 include the results of Embrace, a nationwide provider of pet health insurance for dogs and cats, from April 1, 2019, the date of its acquisition.
Kudu reported total revenues of $46 million, pre-tax income of $28 million and adjusted EBITDA of $22 million in 2020 compared to total revenues of $21 million, pre-tax income of $11 million and adjusted EBITDA of $9 million for the period from April 4, 2019, the date of the Kudu Transaction, through December 31, 2019. Total revenues and pre-tax income included $16 million of unrealized gains on Kudu’s Participation Contracts in 2020 compared to $6 million in the period from April 4, 2019 to December 31, 2019. Kudu deployed $121 million, including transaction costs, in five asset management firms in 2020. As of December 31, 2020, Kudu had deployed a total of $386 million, including transaction costs, in 13 asset management firms with combined assets under management of approximately $45 billion.
White Mountains’s pre-tax total return on invested assets was 31.9% in 2020. This return included $746 million of net investment income and net realized and unrealized investment gains from MediaAlpha. Excluding MediaAlpha, the total return on invested assets was 4.6% in 2020. Investment returns in 2020 were impacted by White Mountains’s decision to liquidate its portfolio of common equity securities in the second half of 2020 in preparation for funding the Ark Transaction as equity markets rallied in the fourth quarter.
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

Adjusted Book Value Per Share

The following table presents White Mountains’s adjusted book value per share, a non-GAAP financial measure, as of December 31, 2021, 2020 and 2019 and reconciles this non-GAAP measure to book value per share, the most comparable GAAP measure. See “NON-GAAP FINANCIAL MEASURES” on page 71.

	December 31,
	2021	2020	2019
Book value per share numerators (in millions):
White Mountains’s common shareholders’ equity - GAAP book value per share numerator	$3,548.1	$3,906.0	$3,261.5
Time-value of money discount on expected future payments on the BAM Surplus Notes (1)	(125.9)	(142.5)	(151.6)
HG Global’s unearned premium reserve (1)	214.6	190.0	156.7
HG Global’s net deferred acquisition costs (1)	(60.8)	(52.4)	(41.5)
Adjusted book value per share numerator	$3,576.0	$3,901.1	$3,225.1
Book value per share denominators (in thousands of shares):
Common shares outstanding - GAAP book value per share denominator	3,017.8	3,102.0	3,185.4
Unearned restricted common shares	(13.7)	(14.8)	(18.5)
Adjusted book value per share denominator	3,004.1	3,087.2	3,166.9
GAAP book value per share	$1,175.73	$1,259.18	$1,023.91
Adjusted book value per share	$1,190.39	$1,263.64	$1,018.41
Year-to-date dividends paid per share	$1.00	$1.00	$1.00
(1) Amounts reflects White Mountains’s preferred share ownership in HG Global of 96.9%.

Goodwill and Other Intangible Assets

The following tables presents goodwill and other intangible assets that are included in White Mountains’s adjusted book value as of December 31, 2021, 2020 and 2019:

	December 31,
Millions	2021	2020	2019
Goodwill:
Ark	$116.8	$—	$—
NSM	503.2	506.4	381.6
Kudu	7.6	7.6	7.6
Other Operations	17.9	11.5	5.5
Total goodwill	645.5	525.5	394.7
Other intangible assets:
Ark	175.7	—	—
NSM	222.2	230.4	241.4
Kudu	1.3	1.6	2.0
Other Operations	21.2	24.9	16.6
Total other intangible assets	420.4	256.9	260.0
Total goodwill and other intangible assets (1)	1,065.9	782.4	654.7
Total goodwill and other intangible assets attributed to non-controlling interests	(117.6)	(28.1)	(23.4)
Total goodwill and other intangible assets included in White Mountains’s common shareholders’ equity	$948.3	$754.3	$631.3
(1) See Note 4 — “Goodwill and Other Intangible Assets” on page F-32 for details of other intangible assets.

Summary of Consolidated Results

The following table presents White Mountains’s consolidated financial results by industry for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
Millions	2021	2020	2019
Revenues
Financial Guarantee revenues	$23.0	$68.5	$66.6
P&C Insurance and Reinsurance revenues	668.5	—	—
Specialty Insurance Distribution revenues	330.4	285.1	233.1
Asset Management revenues	134.0	45.7	21.2
Marketing Technology revenues	—	—	48.8
Other Operations revenues	(211.1)	781.4	523.7
Total revenues	944.8	1,180.7	893.4
Expenses
Financial Guarantee expenses	65.4	63.8	56.6
P&C Insurance and Reinsurance expenses	615.6	—	—
Specialty Insurance Distribution expenses	358.5	297.7	235.2
Asset Management expenses	26.5	18.1	10.4
Marketing Technology expenses	—	—	54.9
Other Operations expenses	180.8	155.9	131.2
Total expenses	1,246.8	535.5	488.3
Pre-tax income (loss)
Financial Guarantee pre-tax income (loss)	(42.4)	4.7	10.0
P&C Insurance and Reinsurance pre-tax income (loss)	52.9	—	—
Specialty Insurance Distribution pre-tax income (loss)	(28.1)	(12.6)	(2.1)
Asset Management, pre-tax income (loss)	107.5	27.6	10.8
Marketing Technology pre-tax income (loss)	—	—	(6.1)
Other Operations pre-tax income (loss)	(391.9)	625.5	392.5
Total pre-tax income (loss)	(302.0)	645.2	405.1
Income tax (expense) benefit	(38.6)	20.5	(29.3)
Net income (loss) from continuing operations	(340.6)	665.7	375.8
Gain (loss) on sale of discontinued operations, net of tax	18.7	(2.3)	.8
Net income (loss)	(321.9)	663.4	376.6
Net (income) loss attributable to non-controlling interests	46.5	45.3	37.9
Net income (loss) attributable to White Mountains’s common shareholders	(275.4)	708.7	414.5
Other comprehensive income (loss), net of tax	1.9	7.3	(1.4)
Comprehensive income (loss)	(273.5)	716.0	413.1
Comprehensive (income) loss attributable to non-controlling interests	.2	(.5)	—
Comprehensive income (loss) attributable to White Mountains’s common shareholders	$(273.3)	$715.5	$413.1

I. Summary of Operations By Segment

As of December 31, 2021, White Mountains conducted its operations through five segments: (1) HG Global/BAM, (2) Ark, (3) NSM, (4) Kudu and (5) Other Operations. In addition, MediaAlpha was consolidated as a reportable segment until the date of the 2019 MediaAlpha Transaction. A discussion of White Mountains’s consolidated investment operations is included after the discussion of operations by segment. White Mountains’s segment information is presented in Note 16 — “Segment Information” on page F-68.
As a result of the Ark Transaction, White Mountains began consolidating Ark in its financial statements as of January 1,
2021. See Note 2 — “Significant Transactions” on page F-17.
As a result of the Kudu Transaction, White Mountains began consolidating Kudu in its financial statements in the second quarter of 2019. White Mountains’s segment disclosures for the year ended December 31, 2019 include Kudu’s results of operations for the period from April 4, 2019, the date of the Kudu Transaction, to December 31, 2019. See Note 2 — “Significant Transactions” on page F-17
As a result of the 2019 MediaAlpha Transaction, White Mountains no longer consolidated MediaAlpha, and consequently it was no longer a reportable segment. White Mountains’s segment disclosures for the year ended December 31, 2019 include MediaAlpha’s results of operations for the period from January 1, 2019 to February 26, 2019, the date of the 2019 MediaAlpha Transaction. See Note 2 — “Significant Transactions” on page F-17.

HG Global/BAM

The following tables present the components of pre-tax income (loss) included in White Mountains’s HG Global/BAM segment related to the consolidation of HG Global, which includes HG Re and its other wholly-owned subsidiaries, and BAM for the years ended December 31, 2021, 2020 and 2019:

	December 31, 2021
Millions	HG Global	BAM	Eliminations	Total
Direct written premiums	$—	$51.2	$—	$51.2
Assumed written premiums	47.6	4.6	(47.6)	4.6
Gross written premiums	47.6	55.8	(47.6)	55.8
Ceded written premiums	—	(47.6)	47.6	—
Net written premiums	$47.6	$8.2	$—	$55.8

Earned insurance and reinsurance premiums	$22.2	$4.7	$—	$26.9
Net investment income (loss)	7.2	10.3	—	17.5
Net investment income (loss) - BAM Surplus Notes	12.0	—	(12.0)	—
Net realized and unrealized investment gains (losses)	(13.7)	(9.2)	—	(22.9)
Other revenues	.5	1.0	—	1.5
Total revenues	28.2	6.8	(12.0)	23.0
Insurance and reinsurance acquisition expenses	5.7	2.6	—	8.3
General and administrative expenses	2.0	55.1	—	57.1
Interest expense - BAM Surplus Notes	—	12.0	(12.0)	—
Total expenses	7.7	69.7	(12.0)	65.4
Pre-tax income (loss)	$20.5	$(62.9)	$—	$(42.4)
Supplemental information:
MSC collected (1)	$—	$62.2	$—	$62.2
(1) MSC collected are recorded directly to BAM’s equity, which is recorded as non-controlling interest on White Mountains’s balance sheet.

	December 31, 2020
Millions	HG Global	BAM	Eliminations	Total
Direct written premiums	$—	$61.5	$—	$61.5
Assumed written premiums	53.0	.2	(53.0)	.2
Gross written premiums	53.0	61.7	(53.0)	61.7
Ceded written premiums	—	(53.0)	53.0	—
Net written premiums	$53.0	$8.7	$—	$61.7

Earned insurance and reinsurance premiums	$18.7	$4.1	$—	$22.8
Net investment income (loss)	7.8	11.7	—	19.5
Net investment income (loss) - BAM Surplus Notes	18.8	—	(18.8)	—
Net realized and unrealized investment gains (losses)	11.8	11.9	—	23.7
Other revenues	.3	2.2	—	2.5
Total revenues	57.4	29.9	(18.8)	68.5
Insurance and reinsurance acquisition expenses	4.7	2.3	—	7.0
General and administrative expenses	2.6	54.2	—	56.8
Interest expense - BAM Surplus Notes	—	18.8	(18.8)	—
Total expenses	7.3	75.3	(18.8)	63.8
Pre-tax income (loss)	$50.1	$(45.4)	$—	$4.7
Supplemental information:
MSC collected (1)	$—	$68.9	$—	$68.9
(1) MSC collected are recorded directly to BAM’s equity, which is recorded as non-controlling interest on White Mountains’s balance sheet.

	December 31, 2019
Millions	HG Global	BAM		Eliminations	Total
Direct written premiums	$—	$28.1	(2)	$—	$28.1
Assumed written premiums	33.6	10.6		(33.6)	10.6
Gross written premiums	33.6	38.7		(33.6)	38.7
Ceded written premiums	—	(33.6)	(2)	33.6	—
Net written premiums	$33.6	$5.1		$—	$38.7

Earned insurance and reinsurance premiums	$13.1	$3.2		$—	$16.3
Net investment income (loss)	7.5	14.1		—	21.6
Net investment income (loss) - BAM Surplus Notes	27.4	—		(27.4)	—
Net realized and unrealized investment losses	11.0	16.1		—	27.1
Other revenues	—	1.6		—	1.6
Total revenues	59.0	35.0		(27.4)	66.6
Insurance and reinsurance acquisition expenses	3.3	2.4		—	5.7
General and administrative expenses	1.6	49.3		—	50.9
Interest expense - BAM Surplus Notes	—	27.4		(27.4)	—
Total expenses	4.9	79.1		(27.4)	56.6
Pre-tax income (loss)	$54.1	$(44.1)		$—	$10.0
Supplemental information:
MSC collected (1) (2)	$—	$68.0		$—	$68.0
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

HG Global/BAM Results—Year Ended December 31, 2021 versus Year Ended December 31, 2020
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
Gross written premiums and MSC collected in the HG Global/BAM segment totaled $118 million and $131 million in 2021 and 2020. BAM insured $17.5 billion of municipal bonds, $15.6 billion of which were in the primary market, in 2021 compared to $17.3 billion of municipal bonds, $15.3 billion of which were in the primary market, in 2020. During 2021, BAM completed an assumed reinsurance transaction to insure municipal bonds with a par value of $806 million. During 2020, BAM completed an assumed reinsurance transaction to insure municipal bonds with a par value of $37 million. Demand remained strong for insured bonds in the primary market, as insured penetration in the primary market was 8.1% in 2021 compared to 7.6% in 2020.
Total pricing, which reflects both gross written premiums and MSC from new business, decreased to 67 basis points in 2021 compared to 76 basis points in 2020. See “NON-GAAP FINANCIAL MEASURES” on page 71. The decrease in total pricing was driven primarily by a decrease in pricing and the amount of par insured in the secondary market during 2021, partially offset by the assumed reinsurance transaction in the first quarter of 2021. Additionally, during 2021 BAM wrote more higher credit quality business, which can pressure absolute pricing but, at the same time, improve risk-adjusted pricing. Pricing in the primary market decreased to 57 basis points in 2021 compared to 59 basis points in 2020, driven primarily by a decrease in credit spreads. Pricing in the secondary and assumed reinsurance markets, which is more transaction-specific than pricing in the primary market, decreased to 155 basis points in 2021 compared to 197 basis points in 2020.
The following table presents the gross par value of primary and secondary market policies issued, the gross par value of assumed reinsurance, the gross written premiums and MSC collected and total pricing for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
$ in Millions	2021	2020

Gross par value of primary market policies issued	$15,560.8	$15,279.6
Gross par value of secondary market policies issued	1,118.9	2,022.9
Gross par value of assumed reinsurance	805.5	36.9
Total gross par value of market policies issued	$17,485.2	$17,339.4
Gross written premiums	$55.6	$61.7
MSC collected	62.2	68.9
Total gross written premiums and MSC collected	$117.8	$130.6
Present value of future installment MSC collections	—	.3
Gross written premium adjustments on existing installment policies	.2	.4
Gross written premiums and MSC from new business (1)	$118.0	$131.3
Total pricing	67 bps	76 bps
(1) See “NON-GAAP FINANCIAL MEASURES” on page 71.

HG Global reported pre-tax income of $21 million in 2021 compared to $50 million in 2020. The decrease in pre-tax income was driven primarily by lower investment returns on the HG Global investment portfolio and a decrease in interest income on the BAM Surplus Notes. HG Global’s results in 2021 included $12 million of interest income on the BAM Surplus Notes compared to $19 million in 2020.
BAM is a mutual insurance company that is owned by its members. BAM’s results are consolidated into White Mountains’s GAAP financial statements and attributed to non-controlling interests. White Mountains reported pre-tax loss from BAM of $63 million in 2021 compared to $45 million in 2020. The increase in the pre-tax loss was driven primarily by lower investment returns on the BAM investment portfolio partially offset by a decrease in interest expense on the BAM surplus notes. BAM’s results included $12 million of interest expense on the BAM Surplus Notes and $55 million of general and administrative expenses in 2021 compared to $19 million of interest expense on the BAM Surplus Notes and $54 million of general and administrative expenses in 2020.

In December 2021, BAM made a $34 million cash payment of principal and interest on the BAM Surplus Notes held by HG Global. Of this payment, $24 million was a repayment of principal held in the Supplemental Trust and $10 million was a payment of accrued interest held outside the Supplemental Trust.
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
As of December 31, 2021, White Mountains’s debt service model indicated that the BAM Surplus Notes would be fully repaid between six and seven years prior to final maturity, which is generally consistent with the results of the update of the debt service model as of December 31, 2020.
Through the COVID-19 pandemic, BAM’s portfolio has performed well. All BAM-insured bond payments due through February 15, 2022 have been made by insureds, and there are no credits on BAM’s watchlist.

HG Global/BAM Results—Year Ended December 31, 2020 versus Year Ended December 31, 2019
Gross written premiums and MSC collected in the HG Global/BAM segment totaled $131 million and $107 million in 2020 and 2019. BAM insured $17.3 billion of municipal bonds, $15.3 billion of which were in the primary market, in 2020 compared to $12.8 billion of municipal bonds, $10.4 billion of which were in the primary market, in 2019. During 2020, BAM completed assumed reinsurance transactions to insure municipal bonds with a par value of $37 million. During 2019, BAM completed assumed reinsurance transactions to insure municipal bonds with a par value of $1.1 billion. Demand increased for insured bonds in the primary market as a result of the COVID-19 pandemic, as insured penetration in the primary market was 7.6% in 2020 compared to 5.9% in 2019.
Total pricing, which reflects both gross written premiums and MSC from new business, decreased to 76 basis points in 2020 compared to 83 basis points in 2019. See “NON-GAAP FINANCIAL MEASURES” on page 71. The mix of business impacted 2020 total pricing as BAM wrote proportionally more lower-priced primary business and less higher-priced secondary market and assumed reinsurance business. Additionally, during 2020 BAM wrote more higher credit quality business, which can pressure absolute pricing but, at the same time, improve risk-adjusted pricing. Pricing in the primary market increased to 59 basis points in 2020 compared to 51 basis points in 2019, driven primarily by increased demand for insurance and wider credit spreads as a result of the COVID-19 pandemic. Pricing in the secondary and assumed reinsurance markets, which is more transaction-specific than pricing in the primary market, decreased to 197 basis points in 2020 compared to 219 basis points in 2019.
The following table presents the gross par value of primary and secondary market policies issued, the gross par value of assumed reinsurance, the gross written premiums and MSC collected and total pricing for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
$ in Millions	2020		2019
Gross par value of primary market policies issued	$15,279.6		$10,405.1
Gross par value of secondary market policies issued	2,022.9		1,311.8
Gross par value of assumed reinsurance	36.9		1,130.7
Total gross par value of market policies issued	$17,339.4		$12,847.6
Gross written premiums	$61.7	(2)	$38.7
MSC collected	68.9	(2)	68.0
Total gross written premiums and MSC collected	$130.6		$106.7
Present value of future installment MSC collections	.3		.3
Gross written premium adjustments on existing installment policies	.4		(.1)
Gross written premiums and MSC from new business (1)	$131.3		$106.9
Total pricing	76 bps		83 bps
(1) See “NON-GAAP FINANCIAL MEASURES” on page 71.
(2) During 2019, BAM issued policy endorsements for certain policies issued in periods prior to the second quarter of 2018. The impact of the policy endorsements for the year ended December 31, 2019 was a decrease to BAM’s gross written premiums of $13.4 and an increase to MSC collected of $13.4.

HG Global reported pre-tax income of $50 million in 2020 compared to $54 million in 2019. The decrease in pretax income was driven primarily by a decrease in interest income on the BAM Surplus Notes partially offset by an increase in income from insurance operations. HG Global’s results in 2020 included $19 million of interest income on the BAM Surplus Notes compared to $27 million in 2019.
White Mountains reported pre-tax loss from BAM of $45 million in 2020 compared to $44 million in 2019. The increase in the pre-tax loss was driven primarily by lower investment returns on the BAM investment portfolio and higher general and administrative expenses partially offset by a decrease in interest expense on BAM surplus notes. BAM’s results included $19 million of interest expense on the BAM Surplus Notes and $54 million of general and administrative expenses in 2020 compared to $27 million of interest expense on the BAM Surplus Notes and $49 million of general and administrative expenses in 2019.
In December 2020, BAM made a $30 million cash payment of principal and interest on the BAM Surplus Notes held by HG Global. Of this payment, $22 million was a repayment of principal held in the Supplemental Trust and $8 million was a payment of accrued interest held outside the Supplemental Trust.
In January 2020, HG Global and BAM agreed to amend the BAM Surplus Notes to extend the end of the variable interest rate period from 2021 to 2024, to extend the initial 10-year term of the FLRT to the end of 2022 and to enter into the XOLT. See “HG Global/BAM - Reinsurance Treaties” on page F-58. In connection with these actions, and reflecting changes in Standard & Poor’s insurance rating methodology, in January 2020, BAM made a one-time $65 million cash payment of principal and interest on the BAM Surplus Notes held by HG Global. Of this payment, $48 million was a repayment of principal held in the Supplemental Trust, $1 million was a payment of accrued interest held in the Supplemental Trust and $16 million was a payment of accrued interest held outside the Supplemental Trust.
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
BAM’s claims paying resources were $1,192 million as of December 31, 2021 compared to $987 million as of December 31, 2020 and $938 million as of December 31, 2019. The increase in claims paying resources was driven primarily by the Fidus Re 2021 Agreement and increases in the statutory value of the collateral trusts resulting from positive cash flow from operations, partially offset by the portion of cash payments on the BAM surplus notes related to accrued interest held outside the Supplemental Trust.
The following table presents BAM’s total claims paying resources as of December 31, 2021, 2020 and 2019:

Millions	December 31, 2021	December 31, 2020	December 31, 2019
Policyholders’ surplus	$298.1	324.7	$402.4
Contingency reserve	101.8	86.4	68.2
Qualified statutory capital	399.9	411.1	470.6
Net unearned premiums	49.5	45.2	39.3
Present value of future installment premiums and MSC	13.8	14.0	13.7
HG Re Collateral Trusts at statutory value	478.9	417.0	314.0
Fidus Re collateral trust at statutory value	250.0	100.0	100.0
Claims paying resources	$1,192.1	987.3	$937.6

HG Global/BAM Balance Sheets
The following table presents amounts from HG Global, which includes HG Re and its other wholly-owned subsidiaries, and BAM that are contained within White Mountains’s consolidated balance sheet as of December 31, 2021 and 2020:

	December 31, 2021
Millions	HG Global	BAM	Eliminations and Segment Adjustment	Total Segment
Assets
Fixed maturity investments	$461.7	$472.4	$—	$934.1
Short-term investments	17.8	14.6	—	32.4
Total investments	479.5	487.0	—	966.5
Cash	13.4	6.4	—	19.8
BAM Surplus Notes	364.6	—	(364.6)	—
Accrued interest receivable on BAM Surplus Notes	157.6	—	(157.6)	—
Insurance premiums receivable	4.3	6.9	(4.3)	6.9
Deferred acquisition costs	62.7	33.1	(62.7)	33.1
Other assets	2.1	16.6	(.2)	18.5
Total assets	$1,084.2	$550.0	$(589.4)	$1,044.8
Liabilities
BAM Surplus Notes (1)	$—	$364.6	$(364.6)	$—
Accrued interest payable on BAM Surplus Notes (2)	—	157.6	(157.6)	—
Preferred dividends payable to White Mountains's subsidiaries (3)	400.5	—	—	400.5
Preferred dividends payable to non-controlling interests	14.2	—	—	14.2
Unearned insurance premiums	221.5	44.8	—	266.3
Accrued incentive compensation	1.1	23.6	—	24.7
Other liabilities	.5	83.4	(67.2)	16.7
Total liabilities	637.8	674.0	(589.4)	722.4
Equity
White Mountains’s common shareholders’ equity (3)	437.5	—	—	437.5
Non-controlling interests	8.9	(124.0)	—	(115.1)
Total equity	446.4	(124.0)	—	322.4
Total liabilities and equity	$1,084.2	$550.0	$(589.4)	$1,044.8
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

	December 31, 2020
Millions	HG Global	BAM	Eliminations and Segment Adjustment	Total Segment
Assets
Fixed maturity investments	$415.9	$443.6	$—	$859.5
Short-term investments	16.5	43.9	—	60.4
Total investments	432.4	487.5	—	919.9
Cash	23.8	19.0	—	42.8
BAM Surplus Notes	388.2	—	(388.2)	—
Accrued interest receivable on BAM Surplus Notes	155.7	—	(155.7)	—
Insurance premiums receivable	4.4	6.9	(4.4)	6.9
Deferred acquisition costs	54.1	27.8	(54.1)	27.8
Other assets	2.0	18.8	(.4)	20.4
Total assets	$1,060.6	$560.0	$(602.8)	$1,017.8
Liabilities
BAM Surplus Notes (1)	$—	$388.2	$(388.2)	$—
Accrued interest payable on BAM Surplus Notes (2)	—	155.7	(155.7)	—
Preferred dividends payable to White Mountains's subsidiaries (3)	363.9	—	—	363.9
Preferred dividends payable to non-controlling interests	12.7	—	—	12.7
Unearned insurance premiums	196.1	41.4	—	237.5
Accrued incentive compensation	1.2	24.5	—	25.7
Other liabilities	1.0	73.5	(58.9)	15.6
Total liabilities	574.9	683.3	(602.8)	655.4
Equity
White Mountains’s common shareholders’ equity (3)	472.2	—	—	472.2
Non-controlling interests	13.5	(123.3)	—	(109.8)
Total equity	485.7	(123.3)	—	362.4
Total liabilities and equity	$1,060.6	$560.0	$(602.8)	$1,017.8
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

Ark

On January 1, 2021, White Mountains completed the Ark Transaction. See Note 2 — “Significant Transactions”. Ark is a specialty property and casualty insurance and reinsurance company that offers a wide range of niche insurance and reinsurance products, including property, marine & energy, specialty, accident & health and casualty. Ark underwrites select coverages through its two major subsidiaries in the United Kingdom and Bermuda.
In the third quarter of 2021, Ark issued $163 million of floating rate unsecured subordinated notes (the “Ark 2021 Subordinated Notes”) in three separate transactions. See Note 7 — “Debt”. In connection with the issuance of the Ark 2021 Subordinated Notes, White Mountains and Ark terminated White Mountains’s commitment to provide up to $200 million of additional equity capital to Ark.
The following table presents the components of pre-tax income (loss) included in White Mountains’s Ark segment for the year-ended December 31, 2021:

Millions	Year Ended December 31, 2021
Earned insurance and reinsurance premiums	$637.3
Net investment income	2.9
Net realized and unrealized investment gains (losses)	16.5
Other revenues	11.8
Total revenues	668.5
Losses and LAE	314.8
Insurance and reinsurance acquisition expenses	178.0
General and administrative expenses - other underwriting	64.6
General and administrative expenses - all other	50.9
Interest expense	7.3
Total expenses	615.6
Pre-tax income (loss)	$52.9

For the years of account prior to the Ark Transaction, a significant proportion of the Syndicates’ underwriting capital was provided by TPC Providers using whole account reinsurance contracts with Ark’s corporate member. The TPC Providers’ participation in the Syndicates for the 2020 and 2019 open years of account is 43% and 58% of the total net result of the Syndicates. For the years of account subsequent to the Ark Transaction, Ark is no longer using TPC Providers to provide underwriting capital for the Syndicates. Captions within Ark’s results of operations are shown net of amounts relating to the TPC Providers share of the Syndicates’ results, including investment results.

Ark Results—Year ended December 31, 2021
Ark’s GAAP combined ratio was 87% in 2021. The GAAP combined ratio included 10 points of catastrophe losses, driven primarily by Hurricane Ida (five points), Winter Storm Uri (three points) and the European floods (two points), partially offset by three points of net favorable prior year reserve development. The net favorable prior year reserve development was driven by positive claims experience in several lines of business, particularly property and accident & health.
Ark’s adjusted combined ratio, which adds back amounts ceded to TPC Providers, was 85% in 2021. The adjusted combined ratio included 10 points of catastrophe losses, driven primarily by Hurricane Ida (four points), Winter Storm Uri (four points) and the European floods (two points), partially offset by six points of net favorable prior year reserve development. The net favorable prior year reserve development was driven by positive claims experience in several lines of business, particularly property and accident & health.
Ark reported pre-tax income of $53 million in 2021, which reflected $25 million of transaction expenses related to the Ark Transaction.
The following table presents Ark’s loss and loss adjustment expense, insurance acquisition expense, other underwriting expense and combined ratios on both a GAAP-basis and an adjusted basis, which adds back amounts ceded to TPC Providers, for the year ended December 31, 2021:

	Year Ended December 31, 2021
$ in Millions	GAAP	TPC Providers’ Share (1)	Adjusted
Insurance premiums:
Gross written premiums	$1,058.7	$—	$1,058.7
Net written premiums	$859.1	$(6.5)	$852.6
Net earned premiums	$637.3	$76.3	$713.6

Insurance expenses:
Loss and loss adjustment expenses	$314.8	$39.8	$354.6
Insurance acquisition expenses	178.0	—	178.0
Other underwriting expenses	64.6	9.2	73.8
Total insurance expenses	$557.4	$49.0	$606.4

Ratios:
Loss and loss adjustment expense	49.4%		49.7%
Insurance acquisition expense	27.9%		24.9%
Other underwriting expense	10.1%		10.3%
Combined Ratio	87.4%		84.9%
(1) See “NON-GAAP FINANCIAL MEASURES” on page 71.

Gross Written Premiums
The following table presents Ark’s gross written premiums by line of business for the years ended December 31, 2021, 2020 and 2019, which includes periods prior to White Mountains’s ownership of Ark. White Mountains believes this is useful in understanding the underwriting growth in the newly acquired business. Gross written premiums increased 77% to $1,059 million in 2021 compared to 2020, with risk adjusted rate change up approximately 8%. In 2021, in response to an improved underwriting environment, Ark substantially increased its gross written premiums, principally in the property, specialty and marine & energy lines of business. Ark decreased its gross written premiums in the accident & health line of business in response to a lack of adequate risk adjusted pricing in light of recent market developments, including COVID-19.

	Year Ended December 31,
Millions	2021	2020	2019
Property	$438.4	$235.7	$134.4
Specialty	256.7	118.3	103.4
Marine & Energy	242.2	129.1	107.6
Accident & Health	67.0	90.6	86.0
Casualty	54.4	24.4	40.6
Total Gross Written Premium	$1,058.7	$598.1	$472.0

NSM

NSM is a full-service MGA and program administrator with delegated binding authorities for specialty property and casualty insurance. The company places insurance in niche sectors such as specialty transportation, real estate, social services and pet. On behalf of its insurance carrier partners, NSM typically manages all aspects of the placement process, including product development, marketing, underwriting, policy issuance and claims. NSM earns commissions based on the volume and profitability of the insurance that it places. NSM does not take insurance risk.
The following table presents the components of GAAP net income (loss), EBITDA and adjusted EBITDA included in White Mountains’s NSM segment for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
Millions	2021	2020	2019
Commission revenues	$258.0	$232.5	$193.4
Broker commission expense	80.2	75.3	64.8
Gross profit	177.8	157.2	128.6
Other revenues	72.4	52.6	39.7
General and administrative expenses	190.1	176.9	132.2
Change in fair value of contingent consideration	1.0	(3.3)	2.1
Amortization of other intangible assets	35.2	26.7	19.4
Loss on assets held for sale	28.7	—	—
Interest expense	23.3	22.1	16.7
GAAP pre-tax income (loss)	(28.1)	(12.6)	(2.1)
Income tax (expense) benefit	5.6	5.7	.6
GAAP net income (loss)	(22.5)	(6.9)	(1.5)
Add back:
Interest expense	23.3	22.1	16.7
Income tax expense (benefit)	(5.6)	(5.7)	(.6)
General and administrative expenses — depreciation	5.4	4.5	2.8
Amortization of other intangible assets	35.2	26.7	19.4
EBITDA (1)	35.8	40.7	36.8
Exclude:
Change in fair value of contingent consideration	1.0	(3.3)	2.1
Non-cash equity-based compensation expense	2.0	2.4	—
Impairments of intangible assets	—	6.2	2.4
Loss on assets held for sale	28.7	—	—
Transaction expenses	4.8	7.2	3.2
Fair value purchase accounting adjustment for deferred revenue	—	—	.9
Investments made in the development of new business lines	.8	.9	.3
Restructuring expenses	5.4	4.8	2.3
Legal settlements	(7.6)	—	—
Adjusted EBITDA (1)	$70.9	$58.9	$48.0
(1) See “NON-GAAP FINANCIAL MEASURES” on page 71.

NSM Results—Year ended December 31, 2021 versus Year ended December 31, 2020
NSM reported commission and other revenues of $330 million, pre-tax loss of $28 million and adjusted EBITDA of $71 million in 2021. NSM reported commission and other revenues of $285 million, pre-tax loss of $13 million and adjusted EBITDA of $59 million in 2020. NSM’s pre-tax loss included interest expense of $23 million and amortization of other intangible assets of $35 million in 2021 compared to $22 million and $27 million, respectively, in 2020. NSM’s pre-tax loss in 2021 also includes a loss of $29 million related to the sale of its Fresh Insurance motor business. Results in the year ended December 31, 2021 include the results of J.C. Taylor from August 6, 2021, the date of its acquisition. Results in the years ended December 31, 2021 and 2020 include the results of Kingsbridge from April 7, 2020, the date of its acquisition. In addition to the acquisitions of J.C. Taylor and Kingsbridge, commission and other revenues, pre-tax loss and adjusted EBITDA benefited from growth in the pet and specialty transportation verticals, partially offset by a decline in the real estate vertical, in 2021.
Broker commission expenses and general and administrative expenses were $80 million and $190 million in 2021 compared to $75 million and $177 million, respectively, in 2020. The increase in NSM’s broker commission expenses and general and administrative expenses in 2021 compared to 2020 was driven primarily by the acquisitions of J.C. Taylor and Kingsbridge and increased technology costs and professional fees related to information systems projects.

NSM Results—Year ended December 31, 2020 versus December 31, 2019
NSM reported commission and other revenues of $285 million in 2020, pre-tax loss of $13 million and adjusted EBITDA of $59 million in 2020. NSM reported commission and other revenues of $233 million, pre-tax loss of $2 million and adjusted EBITDA of $48 million in 2019. NSM’s pre-tax loss included interest expense of $22 million and amortization of other intangible assets of $27 million in 2020 compared to $17 million and $19 million, respectively, in 2019. Results in the year ended December 31, 2020 include the results of Kingsbridge from April 7, 2020, the date of its acquisition. Results in the years ended December 31, 2020 and 2019 include the results of Embrace from April 1, 2019, the date of its acquisition.
Broker commission expenses and general and administrative expenses were $75 million and $177 million in 2020 compared to $65 million and $132 million, respectively, in 2019. The increase in NSM’s broker commission expenses and general and administrative expenses in 2020 compared to 2019 was driven primarily by the acquisitions of Kingsbridge and Embrace. In addition, NSM’s general and administrative expenses for 2020 and 2019 included a $6 million and $2 million impairment of intangible assets related to its U.K. vertical.

NSM Business Trends
NSM’s business consists of approximately 25 active programs that are broadly categorized into six market verticals. J.C. Taylor was added to the Specialty Transportation vertical in the third quarter of 2021 and Kingsbridge was added to the U.K. vertical in the second quarter of 2020.
The following table presents the controlled premium and commission and other revenues by vertical for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021		2020		2019
Millions	Controlled Premium (1)	Commission and Other Revenue	Controlled Premium (1)	Commission and Other Revenue	Controlled Premium (1)	Commission and Other Revenue
Specialty Transportation	$344.7	$97.2	$310.2	$85.5	$290.2	$77.6
United Kingdom	195.2	53.1	179.5	49.4	155.5	45.9
Pet	184.9	76.3	131.9	55.0	67.6	30.0
Real Estate	153.9	34.4	189.1	44.9	157.2	34.7
Social Services	136.7	33.9	115.5	28.9	102.7	25.9
Other	165.8	35.5	134.5	21.4	124.5	19.0
Total	$1,181.2	$330.4	$1,060.7	$285.1	$897.7	$233.1
(1) Controlled premium are total premiums placed by NSM during the period.

Year Ended December 31, 2021 versus Year Ended December 31, 2020
Specialty Transportation: NSM’s specialty transportation controlled premium and commission and other revenues increased 11% and 14% in 2021 compared to 2020, driven primarily by the impact of higher commission levels and fees in the collector car and the trucking business and the acquisition of J.C. Taylor, partially offset by lower contingent commissions. J.C. Taylor contributed $13 million of controlled premium and $4 million of commission and other revenues from the date of acquisition.
United Kingdom: NSM’s United Kingdom controlled premium and commission and other revenues increased 9% and 8% in 2021 compared to 2020, driven primarily by growth in the MGA business and the Kingsbridge acquisition. Excluding Kingsbridge, United Kingdom controlled premium increased 1% and commission and other revenues decreased 8% in 2021 compared to 2020. Excluding Kingsbridge, commission and other revenues decreased as a result of changes in product mix, as the brokerage business, which has higher commission rates than the MGA business, declined due to disruption to the travel and leisure markets resulting from a full year impact of the COVID-19 pandemic, while the MGA business grew.
Pet: NSM’s pet controlled premium and commission and other revenues increased 40% and 39% in 2021 compared to 2020, driven primarily by substantial growth in units from continuing strong demand as a result of marketing efforts.
Real Estate: NSM’s real estate controlled premium and commission and other revenues decreased 19% and 23% in 2021 compared to 2020, driven primarily by declines in both rates and units in the coastal condominium program, partially offset by growth in the excess and surplus habitational program. The declines in the coastal condominium program were driven primarily by lower insurance carrier capacity available for the program as NSM is transitioning to a new insurance carrier platform.
Social Services: NSM’s social services controlled premium and commission and other revenues increased 18% and 17% in 2021 compared to 2020, driven primarily by rate increases and unit growth.
Other: NSM’s other controlled premium and commission and other revenues increased 23% and 66% in 2021 compared to 2020. The increase in controlled premium was driven primarily by increases in the workers compensation and staffing markets resulting from the emergence from COVID-19 lockdowns. Commission and other revenues increased more than controlled premium driven primarily by an increase in profit commissions and product mix shifts into higher rate workers compensation programs.

Year Ended December 31, 2020 versus Year Ended December 31, 2019
    Specialty Transportation: NSM’s specialty transportation controlled premium and commission and other revenues increased 7% and 10% in 2020 compared to 2019, driven primarily by rate increases and unit growth in the collector car and tow truck markets.
United Kingdom: NSM’s United Kingdom controlled premium and commission and other revenues increased 15% and 8% in 2020 compared to 2019, driven primarily by the acquisition of Kingsbridge. Kingsbridge contributed $26 million of controlled premium and $12 million of commission and other revenues in 2020. Excluding Kingsbridge, United Kingdom controlled premium decreased 1% in 2020 compared to 2019, as growth in the MGA business was offset by declines in the brokerage business caused by disruption to the travel and non-standard auto markets in the United Kingdom resulting from the COVID-19 pandemic. Excluding Kingsbridge, United Kingdom commission and other revenues declined 19% due to COVID-related challenges and changes in product mix, as the brokerage business, which has higher commission rates than the MGA business, declined while the MGA business grew.
Pet: NSM’s pet controlled premium and commission and other revenues increased 95% and 83% in 2020 compared to 2019, driven primarily by the acquisition of Embrace in April 2019 and strong demand in 2020 as pet adoption increased substantially as a result of the COVID-19 pandemic. The increase in commission and other revenues was less than the increase in premium due to business mix, as affinity business grew faster than direct market business.
Real Estate: NSM’s real estate controlled premium and commission and other revenues increased 20% and 29% in 2020 compared to 2019, driven primarily by rate increases and strong retention rates in coverages for coastal condominium associations combined with rate increases and unit growth in the excess and surplus habitational program.
Social Services: NSM’s social services controlled premium and commission and other revenues both increased 12% in 2020 compared to 2019, driven primarily by rate increases and unit growth.
Other: NSM’s other controlled premium and commission and other revenues increased 8% and 13% in 2020 compared to 2019. The increase in controlled premium was driven primarily by rate increases. Commission and other revenues increased as the professional liability business, which has higher commission rates than retail, grew while the retail business declined.

Kudu

Kudu provides capital solutions for boutique asset and wealth managers for a variety of purposes including generational ownership transfers, management buyouts, acquisition and growth finance and legacy partner liquidity. Kudu also provides strategic assistance to investees from time to time.
As of December 31, 2021, Kudu has deployed a total of $612 million in 17 asset and wealth management firms globally, including one that was exited. As of December 31, 2021, the asset and wealth management firms have combined assets under management of approximately $66 billion, spanning a range of asset classes, including real estate, real assets, wealth management, hedge funds, private equity and alternative credit strategies. Kudu’s capital was deployed at an average gross cash yield at inception of 10.1%.
On March 23, 2021, Kudu replaced the Kudu Bank Facility with the Kudu Credit Facility. Subject to maximum loan to value (“LTV”) levels, the total borrowing capacity of the Kudu Credit Facility is $300 million (which includes the current advanced amount of $225 million). See Note 7 — “Debt”.
The following table presents the components of GAAP net income, EBITDA and adjusted EBITDA included in White Mountains’s Kudu segment for the years ended December 31, 2021 and December 31, 2020 and for the period from April 4, 2019, the date of the Kudu Transaction, to December 31, 2019:

	Year Ended December 31, 2021	Year Ended December 31, 2020	April 4, 2019 to December 31, 2019
Millions
Net investment income	$43.9	$29.5	$14.7
Net realized and unrealized investment gains (losses)	89.9	15.9	6.3
Other revenues	.2	.3	.2
Total revenues	134.0	45.7	21.2
General and administrative expenses	14.5	11.8	10.1
Amortization of other intangible assets	.3	.3	.2
Interest expense	11.7	6.0	.1
Total expenses	26.5	18.1	10.4
GAAP pre-tax income (loss)	$107.5	$27.6	$10.8
Income tax (expense) benefit	(29.5)	(7.0)	(2.8)
GAAP net income (loss)	78.0	20.6	8.0
Add back:
Interest expense	11.7	6.0	.1
Income tax expense (benefit)	29.5	7.0	2.8
General and administrative expenses – depreciation	—	—	—
Amortization of other intangible assets	.3	.3	.2
EBITDA (1)	119.5	33.9	11.1
Exclude:
Net realized and unrealized investment (gains) losses	(89.9)	(15.9)	(6.3)
Non-cash equity-based compensation expense	1.2	.4	1.3
Transaction expenses	2.0	3.7	2.9
Adjusted EBITDA (1)	$32.8	$22.1	$9.0
(1) See “NON-GAAP FINANCIAL MEASURES” on page 71.

Kudu Results—Year ended December 31, 2021 versus Year ended December 31, 2020
Kudu reported total revenues of $134 million, pre-tax income of $108 million and adjusted EBITDA of $33 million in 2021 compared to total revenues of $46 million, pre-tax income of $28 million and adjusted EBITDA of $22 million in 2020. Total revenues and pre-tax income for 2021 included $22 million of realized gains and $68 million of unrealized gains on Kudu’s Participation Contracts in 2021 compared to $16 million of unrealized gains on Kudu’s Participation Contracts in 2020. The increase in net unrealized and realized investment gains on Kudu’s Participation Contracts was driven primarily by asset growth, the performance of Kudu’s underlying asset management businesses and proceeds received from a sale transaction. Total revenues, pre-tax income and adjusted EBITDA in 2021 also included $44 million of net investment income compared to $30 million in 2020. The increase in net investment income was driven primarily by amounts earned from the $347 million (including $5 million of transaction costs) in new deployments that Kudu made in 2021 and 2020.

Kudu Results—Year ended December 31, 2020 versus Year ended December 31, 2019
Kudu reported total revenues of $46 million, pre-tax income of $28 million and adjusted EBITDA of $22 million for 2020 compared to total revenues of $21 million, pre-tax income of $11 million and adjusted EBITDA of $9 million for the period from April 4, 2019, the date of the Kudu Transaction, to December 31, 2019. Total revenues and pre-tax income included $16 million of unrealized gains on Kudu’s Participation Contracts in 2020 compared to $6 million in the period from April 4, 2019 to December 31, 2019. Total revenues, pre-tax income and adjusted EBITDA in 2020 also included $30 million of net investment income compared to $15 million in 2019. The increases in Kudu’s total revenues, pre-tax income and adjusted EBITDA in 2020 were driven primarily by net investment income earned from the $121 million (including $3 million of transaction costs) in new deployments that Kudu made in 2020 and 2019.

MediaAlpha

On February 26, 2019, MediaAlpha completed the 2019 MediaAlpha Transaction. White Mountains deconsolidated MediaAlpha as a result of the 2019 MediaAlpha Transaction and stopped reporting it as a segment. On October 30, 2020, MediaAlpha completed the MediaAlpha IPO. Prior to the MediaAlpha IPO, White Mountains’s non-controlling equity interest in MediaAlpha was accounted for at fair value within other long-term investments. Following the MediaAlpha IPO, White Mountains’s non-controlling equity interest in MediaAlpha is accounted for at fair value based on the publicly traded share price of MediaAlpha’s common stock. See Summary of Investment Results on page 59.
The following table presents the components of pre-tax income (loss) included in White Mountains’s MediaAlpha segment for the period of January 1, 2019 to February 26, 2019:

Millions	January 1, 2019 to February 26, 2019
Advertising and commission revenues	$48.8
Cost of sales	40.6
Gross profit	8.2
Other revenue	—
General and administrative expenses	5.7
General and administrative expenses - the 2019 MediaAlpha Transaction related costs	6.8
Amortization of other intangible assets	1.6
Interest expense	.2
Pre-tax income (loss)	$(6.1)

MediaAlpha Results—For the Period from January 1, 2019 to February 26, 2019
MediaAlpha reported pre-tax loss of $6 million and revenues of $49 million from January 1, 2019 to February 26, 2019, the date of the 2019 MediaAlpha Transaction. During the period from January 1, 2019 to February 26, 2019, revenues were driven primarily by the P&C and Health, Medicare and Life verticals, which had revenues of $26 million and $17 million. During the period from January 1, 2019 to February 26, 2019, MediaAlpha recognized $7 million of costs related to the 2019 MediaAlpha Transaction in general and administrative expenses.

Other Operations

The following table presents White Mountains’s financial results from its Other Operations segment for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
Millions	2021	2020	2019
Net investment income	$18.2	$82.0	$43.4
Net realized and unrealized investment gains (losses)	50.7	(8.8)	219.8
Net realized and unrealized investment gains (losses) from investment in MediaAlpha	(380.3)	686.0	180.0
Realized gain from the 2019 MediaAlpha Transaction	—	—	67.5
Commission revenues	9.6	8.3	6.9
Other revenues	90.7	13.9	6.1
Total revenues	(211.1)	781.4	523.7
Cost of sales	69.3	11.3	7.5
General and administrative expenses	105.7	141.9	122.5
Amortization of other intangible assets	4.3	1.3	.6
Interest expense	1.5	1.4	.6
Total expenses	180.8	155.9	131.2
Pre-tax income (loss)	$(391.9)	$625.5	$392.5

Other Operations Results—Year Ended December 31, 2021 versus Year Ended December 31, 2020
    White Mountains’s Other Operations segment reported pre-tax (loss) income of $(392) million in 2021 compared to $626 million in 2020. White Mountains’s Other Operations segment reported net realized and unrealized investment (losses) gains from its investment in MediaAlpha of $(380) million in 2021 compared to $686 million in 2020. White Mountains’s Other Operations segment reported net realized and unrealized investment gains (losses) of $51 million in 2021 compared to $(9) million in 2020. White Mountains’s Other Operations segment reported net investment income of $18 million in 2021 compared to $82 million in 2020. Net investment income in the year ended December 31, 2020 included $55 million of net proceeds received from a dividend recapitalization at MediaAlpha. See “Summary of Investment Results” on page 59.
The Other Operations segment reported $91 million of other revenues in 2021 compared to $14 million in 2020. The Other Operations segment reported $69 million of cost of sales in 2021 compared to $11 million in 2020. The increases in other revenues and cost of sales were driven primarily by an acquisition within the Other Operations segment.
The Other Operations segment reported general and administrative expenses of $106 million in 2021 compared to $142 million in 2020. The decrease in general and administrative expenses was driven primarily by lower incentive compensation costs, driven primarily by a decrease in the assumed harvest percentage on outstanding performance shares.

Share repurchases
For the year ended December 31, 2021, White Mountains repurchased and retired 98,511 of its common shares for $108 million.

Other Operations Results—Year Ended December 31, 2020 versus Year Ended December 31, 2019
White Mountains’s Other Operations segment reported pre-tax income of $626 million in 2020 compared to $393 million in 2019. White Mountains’s Other Operations segment reported net realized and unrealized investment gains from its investment in MediaAlpha of $686 million in 2020 compared to $180 million in 2019. White Mountains’s Other Operations segment reported net realized and unrealized investment (losses) gains of $(9) million in 2020 compared to $220 million in 2019. White Mountains’s Other Operations segment reported net investment income of $82 million in 2020, which was driven primarily by $55 million of net proceeds received in the third quarter of 2020 from a dividend recapitalization at MediaAlpha compared to net investment income of $43 million in 2019. See “Summary of Investment Results” on page 59. Pre-tax income for the year ended December 31, 2019 also included $68 million of realized gains from the 2019 MediaAlpha Transaction.
The Other Operations segment reported general and administrative expenses of $142 million in 2020 compared to $123 million in 2019. The increase was driven primarily by higher incentive compensation costs, driven primarily by an increase in the assumed harvest percentage on outstanding performance shares.

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

Gross Investment Returns and Benchmark Returns

Prior to the MediaAlpha IPO, White Mountains’s investment in MediaAlpha was presented within other long-term investments. Following the MediaAlpha IPO, White Mountains presents its investment in MediaAlpha in a separate line item on the balance sheet. Amounts for periods prior to the MediaAlpha IPO have been reclassified to be comparable to the current period.
The following table presents the pre-tax investment returns for White Mountains’s consolidated portfolio for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
Fixed income investments	(0.4)%	4.9%	6.1%
Bloomberg Barclays U.S. Intermediate Aggregate Index	(1.3)%	5.6%	6.7%

Common equity securities	11.0%	3.6%	29.1%
Investment in MediaAlpha	(60.1)%	520.3%	65.9%
Other long-term investments	20.7%	2.5%	6.1%
Total common equity securities, investment in MediaAlpha and other long-term investments	(7.1)%	80.0%	36.9%
Total common equity securities and other long-term investments	19.3%	4.9%	20.8%
S&P 500 Index (total return)	28.7%	18.4%	31.5%
Total consolidated portfolio	(3.4)%	31.9%	20.4%
Total consolidated portfolio - excluding MediaAlpha	6.4%	4.6%	13.0%

Investment Returns—Year Ended December 31, 2021 versus Year Ended December 31, 2020

White Mountains’s pre-tax total consolidated portfolio return on invested assets was -3.4% in 2021. This return included $380 million of net realized and unrealized investment losses from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total consolidated portfolio return on invested assets was 6.4% in 2021. Excluding MediaAlpha, investment returns in 2021 were driven primarily by favorable other long-term investments results. White Mountains’s pre-tax total consolidated portfolio return on invested assets was 31.9% in 2020. This return included $746 million of net investment income and net realized and unrealized investment gains from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total consolidated portfolio return on invested assets was 4.6% in 2020. Excluding MediaAlpha, investment returns in 2020 were impacted by White Mountains’s decision to liquidate its portfolio of common equity securities in the second half of 2020 in preparation for funding the Ark Transaction as equity markets rallied in the fourth quarter.

Fixed Income Results
White Mountains’s fixed income portfolio, including short-term investments, was $2.4 billion and $1.4 billion as of December 31, 2021 and 2020, which represented 56% and 46% of total invested assets. The increase was driven primarily by the inclusion of Ark’s invested assets as a result of the Ark Transaction. The duration of White Mountains’s fixed income portfolio, including short-term investments, was 2.6 years and 3.2 years as of December 31, 2021 and 2020. White Mountains’s fixed income portfolio includes fixed maturity investments and short-term investments in the HG Re Collateral Trusts of $480 million and $432 million as of December 31, 2021 and 2020.
White Mountains’s fixed income portfolio returned -0.4% in 2021 compared to 4.9% in 2020, outperforming and underperforming the Bloomberg Barclays U.S. Intermediate Aggregate Index returns of -1.3% and 5.6% for the comparable periods. The results in 2021 were driven primarily by the short duration positioning of White Mountains’s fixed income portfolio as interest rates increased during the period, partially offset by currency losses. The results in 2020 were driven primarily by the short duration positioning of White Mountains’s fixed income portfolio as interest rates declined significantly during the period.

Common Equity Securities, Investment in MediaAlpha and Other Long-Term Investments Results
White Mountains’s portfolio of common equity securities, its investment in MediaAlpha and other long-term investments was $1.9 billion and $1.6 billion as of December 31, 2021 and 2020, which represented 44% and 54% of total invested assets. See Note 3 — “Investment Securities”. The change was driven primarily by an increase in the fair value of Kudu’s Participation Contracts, the inclusion of Ark’s invested assets as a result of the Ark Transaction and the addition of international listed common equity funds and a bank loan fund at Ark, partially offset by a decline in the fair value of White Mountains’s investment in MediaAlpha.
White Mountains’s portfolio of common equity securities, its investment in MediaAlpha and other long-term investments returned -7.1% in 2021, driven primarily by $380 million of net realized and unrealized investment losses from its investment in MediaAlpha. White Mountains’s portfolio of common equity securities and other long-term investments returned 19.3% in 2021. White Mountains’s portfolio of common equity securities, its investment in MediaAlpha and other long-term investments returned 80.0% in 2020, which included $746 million of net investment income and net realized and unrealized investment gains from its investment in MediaAlpha. White Mountains’s portfolio of common equity securities and other long-term investments returned 4.9% in 2020.
During the second half of 2020, White Mountains liquidated its portfolio of common equity securities, including its portfolio of ETFs and international common equity securities, in preparation for funding the Ark Transaction. Following the Ark Transaction, White Mountains’s portfolio of common equity securities consists of international listed funds held in the Ark portfolio. As of December 31, 2021, the fair value of White Mountains’s international listed common equity funds was $251 million.
White Mountains’s portfolio of common equity securities returned 11.0% in 2021 compared to 3.6% in 2020, underperforming the S&P 500 Index returns of 28.7% and 18.4% for the comparable periods. The results for 2021 were driven primarily by relative underperformance in White Mountains’s non-U.S. common equity positions versus the S&P 500 Index. The results for 2020 were driven primarily by White Mountains’s lack of common equity exposure during the fourth quarter equity market rally and the relative underperformance from White Mountains’s international common equity portfolios versus the S&P 500 Index prior to the liquidation of these positions.
Historically, White Mountains’s portfolio of ETFs was designed to provide investment results that generally corresponded to the performance of the S&P 500 Index. White Mountains’s portfolio of ETFs was fully liquidated in the fourth quarter of 2020. In 2020, White Mountains’s portfolio of ETFs essentially earned the effective index return, before expenses, over the period in which White Mountains was invested in these funds. White Mountains also maintained relationships with a small number of third-party registered investment advisers (the “actively managed common equity portfolio”), who primarily invested in non-U.S. equity securities through unit trusts. At the end of the third quarter of 2020, White Mountains fully redeemed its actively managed common equity portfolio. White Mountains’s actively managed common equity portfolio returned -11.0% in 2020, underperforming the S&P 500 Index return of 18.4%. The results were driven primarily by the lack of exposure to actively managed common equities in the fourth quarter of 2020 and relative underperformance in international stocks versus the S&P 500 Index.
White Mountains maintains a portfolio of other long-term investments that consists primarily of unconsolidated entities, including Kudu’s Participation Contracts, a bank loan fund, private equity funds, hedge funds, Lloyd’s trust deposits, ILS funds and private debt investments. White Mountains’s portfolio of other long-term investments was $1.4 billion and $787 million as of December 31, 2021 and 2020. The change in other long-term investments was driven primarily by an increase in the fair value of Kudu’s Participation Contracts, the inclusion of invested assets relating to the Ark Transaction and the addition of a bank loan fund at Ark.
White Mountains’s other long-term investments portfolio returned 20.7% in 2021 compared to 2.5% in 2020. Investment returns for 2021 were driven primarily by $134 million of net investment income and realized and unrealized investment gains from Kudu’s Participation Contracts, $51 million of net investment income and realized and unrealized investment gains from private equity funds, and a $25 million increase in the fair value of White Mountains’s investment in PassportCard/DavidShield. Investment returns from White Mountains’s investment in PassportCard/DavidShield were driven primarily by growth in leisure travel premiums and commission revenues as the global economy recovered from the COVID-19 pandemic. Investment returns for 2020 were driven primarily by $45 million of net investment income and net unrealized gains from Kudu’s Participation Contracts, partially offset by a $10 million decrease in the fair value of White Mountains’s investment in PassportCard/DavidShield, where the global slowdown in travel activity in reaction to the COVID-19 pandemic caused a significant decline in premiums and revenues, and unrealized investment losses from hedge funds and private debt investments.

Investment Returns—Year Ended December 31, 2020 versus Year Ended December 31, 2019
White Mountains’s pre-tax total return on invested assets was 31.9% in 2020. This return included $746 million of net investment income and net realized and unrealized investment gains from MediaAlpha. Excluding MediaAlpha, the total return on invested assets was 4.6% in 2020. Investment returns in 2020 were impacted by White Mountains’s decision to liquidate its portfolio of common equity securities in the second half of 2020 in preparation for funding the Ark Transaction as equity markets rallied in the fourth quarter. White Mountains’s pre-tax total return on invested assets was 20.4% in 2019. This return included $188 million of net investment income and net unrealized investment gains from MediaAlpha. Excluding MediaAlpha, the total return on invested assets was 13.0% in 2019. Investment returns in 2019 benefited from White Mountains’s decision to increase equity exposure after markets declined sharply at the end of 2018 ahead of the strong rally in equity markets during 2019.

Fixed Income Results
White Mountains’s fixed income portfolio, including short-term investments, was $1.4 billion as of December 31, 2020 and 2019, which represented 46% and 48% of total invested assets. The duration of White Mountains’s fixed income portfolio, including short-term investments, was 3.2 years and 2.8 years as of December 31, 2020 and 2019. White Mountains’s fixed income portfolio included fixed maturity investments and short-term investments in the HG Re Collateral Trusts of $432 million and $320 million as of December 31, 2020 and 2019.
White Mountains’s fixed income portfolio returned 4.9% in 2020 compared to 6.1% in 2019, underperforming the Bloomberg Barclays U.S. Intermediate Aggregate Index returns of 5.6% and 6.7% for the comparable periods. The results for both periods were driven primarily by the short duration positioning of White Mountains’s fixed income portfolio as interest rates declined significantly during the periods.

Common Equity Securities, Investment in MediaAlpha and Other Long-Term Investments Results
White Mountains’s portfolio of common equity securities, its investment in MediaAlpha and other long-term investments was $1.6 billion and $1.5 billion as of December 31, 2020 and 2019, which represented 54% and 52% of total invested assets. See Note 3 — “Investment Securities”. The change was primarily driven by an increase in the fair value of White Mountains’s investment in MediaAlpha and an increase in other long-term investments, partially offset by the sale of common equity securities during the second half of 2020 in preparation for funding the Ark Transaction.
White Mountains’s portfolio of common equity securities, its investment in MediaAlpha and other long-term investments returned 80.0% in 2020, which included $746 million of net investment income and net realized and unrealized investment gains from MediaAlpha. White Mountains’s portfolio of common equity securities and other long-term investments returned 4.9% in 2020. White Mountains’s portfolio of common equity securities, its investment in MediaAlpha and other long-term investments returned 36.9% in 2019, which included $188 million of net investment income and unrealized investment gains from MediaAlpha. White Mountains’s portfolio of common equity securities and other long-term investments returned 20.8% in 2019.
Historically, White Mountains’s portfolio of common equity securities consisted of a portfolio of ETFs and publicly-traded common equity securities actively managed by select third-party registered investment advisers. During the second half of 2020, White Mountains liquidated its portfolio of common equity securities, including its portfolio of ETFs and international common equity securities, in preparation for funding the Ark Transaction. As of December 31, 2019, White Mountains’s portfolio of common equity securities was $684 million as of December 31, 2019.
White Mountains’s portfolio of common equity securities returned 3.6% in 2020 compared to 29.1% in 2019, underperforming the S&P 500 Index returns of 18.4% and 31.5% for the comparable periods. The results for 2020 were driven primarily by White Mountains’s lack of common equity exposure during the fourth quarter equity market rally and the relative underperformance from White Mountains’s international common equity portfolios versus the S&P 500 Index prior to the liquidation of these positions. The results for 2019 were driven primarily by relative underperformance in White Mountains’s international common equity portfolios versus the S&P 500 Index.
White Mountains’s portfolio of ETFs was fully liquidated as of December 31, 2020 and totaled $536 million as of December 31, 2019. In 2020 and 2019, White Mountains’s portfolio of ETFs essentially earned the effective index return, before expenses, over the period in which White Mountains was invested in these funds. At the end of the third quarter of 2020, White Mountains fully redeemed its actively managed common equity portfolio. White Mountains’s actively managed common equity portfolio was $147 million as of December 31, 2019. White Mountains’s actively managed common equity portfolio returned -11.0% in 2020 compared to 24.2% in 2019, underperforming the S&P 500 Index return of 18.4% and 31.5% for the comparable periods. The 2020 results were driven primarily by the lack of exposure to actively managed common equities in the fourth quarter of 2020 and relative underperformance in international stocks versus the S&P 500 Index. The 2019 results were driven primarily by relative underperformance in White Mountains’s international common equity portfolios versus the S&P 500 Index.
White Mountains’s portfolio of other long-term investments was $787 million and $676 million as of December 31, 2020 and 2019. The change in other long-term investments was primarily driven by an increase in the fair value of Kudu’s Participation Contracts.

White Mountains other long-term investments portfolio returned 2.5% in 2020 compared to 6.1% in 2019. Investment returns for 2020 were driven primarily by $45 million of net investment income and net unrealized gains from Kudu’s Participation Contracts, partially offset by a $10 million decrease in the fair value of White Mountains’s investment in PassportCard/DavidShield, where the global slowdown in travel activity in reaction to the COVID-19 pandemic caused a significant decline in premiums and revenues and unrealized investment losses from hedge funds and private debt investments.
Investment returns for 2019 were driven primarily by $21 million of net investment income and net unrealized gains from Kudu’s Participation Contracts and $15 million of net investment income and realized and unrealized investment gains from private equity funds.

Portfolio Composition

The following table presents the composition of White Mountains’s total operations investment portfolio as of December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
$ in Millions	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturity investments	$1,908.9	44.8%	$1,207.2	41.1%
Short-term investments	465.9	10.9	142.8	4.9
Common equity securities	251.1	5.9	—	—
Investment in MediaAlpha	261.6	6.1	802.2	27.3
Other long-term investments	1,377.8	32.3	786.8	26.7
Total investments	$4,265.3	100.0%	$2,939.0	100.0%

The following table presents the breakdown of White Mountains’s fixed maturity investments as of December 31, 2021 by credit class, based upon issuer credit ratings provided by Standard & Poor’s, or if unrated by Standard & Poor’s, long-term obligation ratings provided by Moody’s:

	December 31, 2021
$ in Millions	Amortized Cost	% of Total	Carrying Value	% of Total
U.S. government and government-sponsored entities (1)	$467.7	24.7%	$467.4	24.5%
AAA/Aaa	135.7	7.2	136.5	7.1
AA/Aa	332.6	17.5	343.4	18.0
A/A	546.5	28.8	549.1	28.7
BBB/Baa	404.7	21.4	403.8	21.2
Other/not rated	8.3	0.4	8.7	0.5
Total fixed maturity investments	$1,895.5	100.0%	$1,908.9	100.0%
(1)Includes mortgage-backed securities, which carry the full faith and credit guaranty of the U.S. government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

The following table presents the cost or amortized cost and carrying value of White Mountains’s fixed maturity investments by contractual maturity as of December 31, 2021. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	December 31, 2021
Millions	Cost or Amortized Cost	Carrying Value
Due in one year or less	$136.7	$137.3
Due after one year through five years	866.2	865.0
Due after five years through ten years	365.7	371.5
Due after ten years	113.2	122.5
Mortgage and asset-backed securities and collateralized loan obligations	413.7	412.6
Total fixed maturity investments	$1,895.5	$1,908.9

The following table presents the composition of White Mountains’s other long-term investments portfolio as of December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
$ in Millions	Carrying Value	% of Total	Carrying Value	% of Total
Kudu Participation Contracts	$669.5	48.6%	$400.6	50.9%
PassportCard/DavidShield	120.0	8.7	95.0	12.1
Elementum Holdings L.P.	45.0	3.3	55.1	7.0
Other unconsolidated entities	34.4	2.5	42.4	5.4
Total unconsolidated entities	868.9		593.1
Bank loan fund	163.0	11.8	—	—
Private equity funds and hedge funds	153.8	11.2	121.2	15.4
Lloyd’s trust deposits	113.8	8.3	—	—
ILS funds	51.9	3.8	51.4	6.5
Private debt investments	14.1	1.0	21.1	2.7
Other	12.3	0.8	—	—
Total other long-term investments	$1,377.8	100.0%	$786.8	100.0%

Foreign Currency Exposure

As of December 31, 2021, White Mountains had foreign currency exposure on $311 million of net assets primarily related to Ark’s non-U.S. business, NSM’s U.K.-based operations, Kudu’s non-U.S. Participation Contracts, and certain other foreign consolidated and unconsolidated entities.
The following table presents the fair value of White Mountains’s foreign denominated net assets (net liabilities) by segment as of December 31, 2021:

Currency $ in Millions	Ark	NSM	Kudu	Other Operations	Total Fair Value	% of Total Shareholders’ Equity
CAD	$55.4	$—	$81.3	$—	$136.7	3.7%
GBP	7.7	118.6	—	—	126.3	3.4
AUD	23.3	—	44.7	—	68.0	1.8
EUR	(56.2)	—	—	32.3	(23.9)	(.6)
All other	—	—	—	3.6	3.6	.1
Total	$30.2	$118.6	$126.0	$35.9	$310.7	8.4%

III. Income Taxes

The Company and its Bermuda domiciled subsidiaries are not subject to Bermuda income tax under current Bermuda law. In the event there is a change in the current law and taxes are imposed, the Bermuda Exempted Undertakings Tax Protection Act of 1966 states that the Company and its Bermuda domiciled subsidiaries would be exempt from such tax until March 31, 2035. The Company has subsidiaries and branches that operate in various other jurisdictions around the world that are subject to tax in the jurisdictions in which they operate. As of December 31, 2021, the primary jurisdictions in which the Company’s subsidiaries and branches were subject to tax are Ireland, Israel, Luxembourg, the United Kingdom and the United States.
On December 14, 2021, the OECD issued a report on the Global Anti-Base Erosion (“GloBE”) rules. The GloBE rules provide for a coordinated system of taxation intended to ensure large multinational enterprise groups pay a minimum level of tax of 15% on the income arising in each of the jurisdictions where they operate. It would do so by imposing a top-up tax on profits arising in a jurisdiction whenever the effective tax rate is below the minimum rate. Expanded guidance on the GloBE rules is forthcoming. Depending on which countries implement legislation under the GloBE rules, the income of members of the Company‘s group could be subject to higher rates of tax. While the OECD is targeting 2023 as the year for implementation, the actual implementation will depend on each country implementing specific legislation. The timing and impact of these rules on the Company remain uncertain.
On January 1, 2020, White Mountains adopted ASU 2019-12, Simplifying the Accounting for Income Taxes (ASC740) (“ASU 2019-12”). For periods subsequent to the adoption of ASU 2019-12, White Mountains has recorded both the tax expense related to BAM’s MSC and the related valuation allowance on such taxes through non-controlling interest equity. Prior to the adoption of ASU 2019-12, White Mountains recorded the tax expense related to BAM’s MSC directly to non-controlling interest equity, while the valuation allowance on such taxes was recorded through the income statement.
White Mountains reported income tax expense of $39 million in 2021 on pre-tax loss from continuing operations of $302 million. The difference between White Mountains’s effective tax rate and the current U.S. statutory rate of 21% was driven primarily by losses generated in jurisdictions with lower tax rates than the United States, a full valuation allowance on net deferred tax assets in certain U.S. operations, consisting of the WM Adams Holdings, Inc. consolidated tax group included within the Other Operations segment and BAM, and state income taxes. The effective rate was also different from the U.S. statutory rate of 21% due to additional tax expense related to the revaluation of U.K. deferred tax assets and liabilities. On June 10, 2021, the U.K. enacted an increase in its corporate tax rate from 19% to 25% for periods after April 1, 2023. During 2021, White Mountains increased its net U.K. deferred tax liability to reflect the higher tax rate.
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
White Mountains reported income tax expense of $29 million in 2019 on pre-tax income from continuing operations of $405 million. The difference between White Mountains’s effective tax rate and the current U.S. federal statutory rate of 21% was driven primarily by income generated in jurisdictions with lower tax rates than the United States, state income taxes and a tax benefit recorded at BAM related to its MSC collected. The effective tax rate was also different from the U.S statutory rate of 21% due to the release of a valuation allowance on the net deferred tax assets of the U.S. consolidated group Guilford Holdings, Inc. and subsidiaries, which included Kudu, White Mountains’s investment in MediaAlpha, WM Capital, WM Advisors and certain other entities and investments that are included in the Other Operations segment. In 2019, BAM recorded a tax benefit of $10 million associated with the valuation allowance on taxes related to MSC collected that was included in the effective tax rate.

IV. Discontinued Operations

Sirius Group
On April 18, 2016, White Mountains completed the sale of Sirius International Insurance Group, Ltd. (“Sirius Group”) to CM International Pte. Ltd. and CM Bermuda Limited (collectively “CMI”). In connection with the sale, White Mountains indemnified Sirius Group against the loss of certain interest deductions claimed by Sirius Group related to periods prior to the sale of Sirius Group to CMI that had been disputed by the Swedish Tax Agency (STA). In late October 2018, the Swedish Administrative Court ruled against Sirius Group on its appeal of the STA’s denial of these interest deductions. As a result, in 2018 White Mountains recorded a loss of $17 million within net gain (loss) on sale of discontinued operations reflecting the value of these interest deductions.
In April 2021, the STA informed the Swedish Administrative Court of Appeal that Sirius Group should prevail in its appeal and that the interest deductions should not be disallowed. In June 2021, the Swedish Administrative Court of Appeal ruled in Sirius Group’s favor. As a result, in 2021 White Mountains recorded a gain of $19 million in discontinued operations to reverse the accrued liability, including foreign currency translation. See Note 21 — “Held for Sale and Discontinued Operations” on page F-76.

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

Operating Subsidiary Level
The primary sources of cash for White Mountains’s insurance, reinsurance and other operating subsidiaries are expected to be premium and fee collections, commissions, net investment income, proceeds from sales, repayments and maturities of investments, contributions from holding companies and capital raising activities. The primary uses of cash are expected to be claim payments, policy acquisition costs, general and administrative expenses, broker commission expenses, cost of sales, purchases of investments, payments to tax authorities, payments on and repurchases/retirements of its debt obligations, distributions made to holding companies, distributions to non-controlling interest holders and, from time to time, purchases of operating subsidiaries.
Both internal and external forces influence White Mountains’s financial condition, results of operations and cash flows. Premium and fee collections, investment returns, claim payments and cost of sales may be impacted by changing rates of inflation and other economic conditions. Some time may lapse between the occurrence of an insured loss, the reporting of the loss to White Mountains’s insurance and reinsurance operating subsidiaries and the settlement of the liability for that loss. The exact timing of the payment of losses and benefits cannot be predicted with certainty. White Mountains’s insurance and reinsurance operating subsidiaries maintain portfolios of invested assets with varying maturities and a substantial amount of cash and short-term investments to provide adequate liquidity for the payment of claims.
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

Dividend Capacity

Following is a description of the dividend capacity of White Mountains’s reinsurance and other operating subsidiaries:

HG Global/BAM
As of December 31, 2021, HG Global had $619 million face value of preferred shares outstanding, of which White Mountains owned 96.9%. Holders of the HG Global preferred shares receive cumulative dividends at a fixed annual rate of 6.0% on a quarterly basis, when and if declared by HG Global. During 2021, HG Global declared and paid a $22 million preferred dividend, of which $21 million was paid to White Mountains. As of December 31, 2021, HG Global had accrued $415 million of dividends payable to holders of its preferred shares, of which $401 million was payable to White Mountains and eliminated in consolidation. As of December 31, 2021, HG Global and its subsidiaries had $3 million of cash outside of HG Re.
HG Re is a Special Purpose Insurer subject to regulation and supervision by the BMA but does not require regulatory approval to pay dividends. However, HG Re’s dividend capacity is limited to amounts held outside of the Collateral Trusts pursuant to the FLRT with BAM. As of December 31, 2021, HG Re had $760 million of statutory capital and surplus and $852 million of assets held in the Collateral Trusts pursuant to the FLRT with BAM.
On a monthly basis, BAM deposits cash equal to ceded premiums, net of ceding commissions, due to HG Re under the FLRT directly into the Regulation 114 Trust.  The Regulation 114 Trust target balance is equal to gross ceded unearned premiums and unpaid ceded loss and LAE, if any.  If, at the end of any quarter, the Regulation 114 Trust balance is below the target balance, funds will be withdrawn from the Supplemental Trust and deposited into the Regulation 114 Trust in an amount equal to the shortfall.  If, at the end of any quarter, the Regulation 114 Trust balance is above 102% of the target balance, funds will be withdrawn from the Regulation 114 Trust and deposited into the Supplemental Trust.
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
As of December 31, 2021, the Collateral Trusts held assets of $852 million, which included $481 million of cash and investments, $365 million of BAM Surplus Notes and $6 million of interest receivable on the BAM Surplus Notes.
As of December 31, 2021, HG Re had $9 million of cash and investments and $117 million of accrued interest on the BAM Surplus Notes held outside the Collateral Trusts.
Through 2024, the interest rate on the BAM Surplus Notes is a variable rate equal to the one-year U.S. Treasury rate plus 300 basis points, set annually. During 2022, the interest rate on the BAM Surplus Notes will be 3.2%. Beginning in 2025, the interest rate will be fixed at the higher of the then current variable rate or 8.0%. BAM is required to seek regulatory approval to pay interest and principal on the BAM Surplus Notes only to the extent that its remaining qualified statutory capital and other capital resources continue to support its outstanding obligations, its business plan and its “AA/stable” rating from Standard & Poor’s. No payment of principal or interest on the BAM Surplus Notes may be made without the approval of the NYDFS.
In December 2021, BAM made a $34 million cash payment of principal and interest on the BAM Surplus Notes held by HG Global. Of this payment, $24 million was a repayment of principal held in the Supplemental Trust and $10 million was a payment of accrued interest held outside the Supplemental Trust.

Ark
During any 12-month period, GAIL, a class 4 licensed Bermuda insurer, has the ability to (i) make capital distributions based on 15% of its total statutory capital per the previous year’s statutory financial statements, or (ii) make dividend payments based on 25% of its total statutory capital and surplus per the previous year’s statutory financial statements, without prior approval of Bermuda regulatory authorities. Accordingly, White Mountains expects GAIL will have the ability to make capital distributions of $114 million during 2022, which is equal to 15% of its December 31, 2021 statutory capital of $758 million, subject to meeting all appropriate liquidity and solvency requirements and the filing of its December 31, 2021 statutory financial statements. During 2021, GAIL did not pay a dividend to its immediate parent.
As of December 31, 2021, Ark and its intermediate holding companies had $4 million of net unrestricted cash, short-term investments and fixed maturity investments outside of its regulated and unregulated insurance and reinsurance operating subsidiaries. During 2021, Ark did not pay any dividends to its immediate parent.

NSM
During 2021, NSM distributed $8 million to unitholders, substantially all of which was paid to White Mountains. As of December 31, 2021, NSM had $22 million of net unrestricted cash and short-term investments.

Kudu
During 2021, Kudu distributed $19 million to unitholders, substantially all of which was paid to White Mountains. As of December 31, 2021, Kudu had $17 million of net unrestricted cash and short-term investments.
Other Operations
During 2021, White Mountains paid a $3 million common share dividend. As of December 31, 2021, the Company and its intermediate holding companies had $454 million of net unrestricted cash, short-term investments and fixed maturity investments, $262 million of MediaAlpha common stock, and $171 million of private equity funds and ILS funds.

Financing

The following table summarizes White Mountains’s capital structure as of December 31, 2021 and 2020:

	December 31,
$ in Millions	2021	2020
Ark 2007 Subordinated Notes (1)	$30.0	$—
Ark 2021 Subordinated Notes (1)(2)	155.9	—
NSM Bank Facility (1)(2)	271.2	271.3
Other NSM debt (1)	.9	1.3
Kudu Credit Facility (1)(2)	218.2	—
Kudu Bank Facility (1)(2)	—	86.3
Other Operations debt (1)(2)	16.8	17.5
Total debt	693.0	376.4
Non-controlling interests — excluding BAM	280.6	35.2
Total White Mountains’s common shareholders’ equity	3,548.1	3,906.0
Total capital	4,521.7	4,317.6
Time-value discount on expected future payments on the BAM Surplus Notes (3)	(125.9)	(142.5)
HG Global’s unearned premium reserve (3)	214.6	190.0
HG Global’s net deferred acquisition costs (3)	(60.8)	(52.4)
Total adjusted capital	$4,549.6	$4,312.7

Total debt to total adjusted capital	15.2%	8.7%
(1)See Note 7 — “Debt” for details of debt arrangements.
(2) Net of unamortized issuance costs
(3) Amount reflects White Mountains's preferred share ownership in HG Global of 96.9%.

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

Covenant Compliance
As of December 31, 2021, White Mountains was in compliance in all material respects with all of the covenants under all of its debt instruments.

Contractual Obligations and Commitments

The following table presents White Mountains’s material contractual obligations and commitments as of December 31, 2021:

Millions	Due in Less Than One Year	Due in Two to Three Years	Due in Four to Five Years	Due After Five Years	Total
Loss and LAE reserves (1)	$326.7	$365.7	$122.0	$80.3	$894.7
Debt	5.7	14.5	221.6	470.4	712.2
Interest on debt	42.8	78.8	65.9	158.7	346.2
Long-term incentive compensation	25.9	31.6	—	—	57.5
Contingent consideration (2)	38.2	—	—	—	38.2
Operating leases (3)	10.9	18.4	11.1	11.9	52.3
Total contractual obligations and commitments	$450.2	$509.0	$420.6	$721.3	$2,101.1
(1) Represents expected future cash outflows resulting from loss and LAE payments. The amounts presented are gross of reinsurance recoverables on unpaid losses of $428.9 as of December 31, 2021.
(2) The contingent consideration liabilities are primarily related to White Mountains’s acquisition of Ark and NSM’s previous acquisitions of KBK and its other U.K.-based operations. See Note 2 — “Significant Transactions” on page F-17.
(3) Amounts include BAM’s operating lease amounts of $2.2, $4.0, $2.4 and $0 that are due in less than one year, two to three years, four to five years, and due after five years, which are attributed to non-controlling interests.

The long-term incentive compensation balances included in the table above include amounts payable for performance shares. Exact amounts to be paid for performance shares cannot be predicted with certainty, as the ultimate amounts of these liabilities are based on the future performance of White Mountains and the market price of the Company’s common shares at the time the payments are made.
The estimated payments reflected in the table are based on current accrual factors (including performance relative to targets and common share price) and assume that all outstanding balances were 100% vested as of December 31, 2021.
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
White Mountains also has future binding commitments to fund certain other long-term investments. These commitments, which totaled approximately $44 million as of December 31, 2021, do not have fixed funding dates and, are therefore, excluded from the table above.

Share Repurchase Programs

White Mountains’s board of directors has authorized the Company to repurchase its common shares from time to time, subject to market conditions. The repurchase authorizations do not have a stated expiration date. As of December 31, 2021, White Mountains may repurchase an additional 451,224 shares under these board authorizations. In addition, from time to time White Mountains has also repurchased its common shares through tender offers that were separately approved by its board of directors.
The following table presents common shares repurchased by the Company as well as the average price per share as a percent of December 31, 2021 adjusted book value per share and market value per share.

				Average Price Per	Average Price Per
				Share as % of	Share as % of
			Average	December 31, 2021	December 31, 2021
	Shares	Cost	Price	Adjusted Book	Market Value
Year Ended	Repurchased	(Millions)	Per Share	Value Per Share	Per Share

December 31, 2021	98,511	$107.5	$1,091.29	92%	108%

December 31, 2020	99,087	$85.1	$858.81	72%	85%
				.
December 31, 2019	5,679	$4.9	$857.69	72%	85%

Cash Flows

Detailed information concerning White Mountains’s cash flows during 2021, 2020 and 2019 follows:

Cash flows from operations for the years ended 2021, 2020 and 2019

Net cash flows provided from (used for) operations was $39 million, $(61) million and $(121) million for the years ended December 31, 2021, 2020 and 2019. Cash provided from operations was higher in 2021 compared to 2020, driven primarily by the cash inflow from Ark’s operations, partially offset by the deployments in Kudu’s participation contracts and Ark’s transaction expenses. Cash used for operations was lower in 2020 compared to 2019, driven primarily by $55 million of net investment income received in 2020 from a dividend recapitalization at MediaAlpha. White Mountains does not believe these trends will have a meaningful impact on its future liquidity or its ability to meet its future cash requirements. As of December 31, 2021, the Company and its intermediate holding companies had $454 million of net unrestricted cash, short-term investments and fixed maturity investments, $262 million of MediaAlpha common stock, and $171 million of private equity funds and ILS funds.

Cash flows from investing and financing activities for the year ended December 31, 2021

Financing and Other Capital Activities
During 2021, the Company declared and paid a $3 million cash dividend to its common shareholders.
During 2021, White Mountains repurchased and retired 98,511 of its common shares for $108 million, 7,218 of which were repurchased under employee benefit plans for statutory withholding tax payments.
During 2021, BAM received $62 million in MSC.
During 2021, BAM repaid $24 million of principal and paid $10 million of accrued interest on the BAM Surplus Notes.
During 2021, Ark issued $163 million face value floating rate unsecured subordinated notes at par in three transactions for proceeds of $158 million, net of debt issuance costs, and repaid €12 million ($14 million based upon the foreign exchange spot rate at the date of repayment) of the outstanding principal balance on the subordinated note to Dekania Europe CDO II plc (“Ark 2007 Notes Tranche 2”).
During 2021, NSM repaid $3 million in term loans, borrowed $35 million in revolving loans to fund the acquisition of J.C. Taylor and repaid $32 million in revolving loans under the Ares Capital Corporation secured credit facility (the “NSM Bank Facility”).
During 2021, Kudu borrowed $3 million in term loans under the Kudu Bank Facility.
On March 23, 2021, Kudu entered into the Kudu Credit Facility with an initial draw of $102 million, of which $92 million was used to repay the outstanding principal balance on its term loans under the Kudu Bank Facility. During 2021, Kudu borrowed an additional $130 million and repaid $7 million in term loans under the Kudu Credit Facility.
During 2021, White Mountains’s Other Operations segment borrowed $3 million and repaid $8 million under its three secured credit facilities.

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
On August 6, 2021, NSM acquired 100% of J.C. Taylor for $50 million of upfront cash consideration.

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
During 2020, NSM borrowed £43 million ($52 million based upon the foreign exchange spot rate at the date of acquisition) of term loans under the NSM Bank Facility to fund the acquisition of Kingsbridge. Additionally, during 2020 NSM repaid $2 million of term loans under the NSM Bank Facility.
During 2020, Kudu borrowed $32 million in term loans under the Kudu Bank Facility.
During 2020, White Mountains’s Other Operations segment made no borrowings and repaid $2 million in term loans under its credit facilities.

Acquisitions and Dispositions
On April 7, 2020, NSM acquired 100% of Kingsbridge for £107 million ($132 million based upon the foreign exchange spot rate at the date of acquisition).
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
On June 28, 2019, NSM acquired the Renewal Rights from AIG for $83 million.

TRANSACTIONS WITH RELATED PERSONS

White Mountains does not have any related party transactions to report as of December 31, 2021.

NON-GAAP FINANCIAL MEASURES

This report includes thirteen non-GAAP financial measures that have been reconciled with their most comparable GAAP financial measures.

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
Under GAAP, White Mountains is required to carry the BAM Surplus Notes, including accrued interest, at nominal value with no consideration for time value of money. Based on a debt service model that forecasts operating results for BAM through maturity of the BAM Surplus Notes, the present value of the BAM Surplus Notes, including accrued interest and using an 8.0% discount rate, was estimated to be $130 million, $147 million and $157 million less than the nominal GAAP carrying values as of December 31, 2021, 2020 and 2019, respectively.
The value of HG Global’s unearned premium reserve, net of deferred acquisition costs, was $159 million, $142 million and $119 million as of December 31, 2021, 2020 and 2019, respectively.
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

Growth in adjusted book value per share excluding MediaAlpha
The growth in adjusted book value per share excluding net realized and unrealized investment losses from White Mountains’s investment in MediaAlpha on page 42 is a non-GAAP financial measure. White Mountains believes this measure to be useful to management and investors by showing the underlying performance of White Mountains in 2021 without regard to the impact of changes in MediaAlpha’s share price. A reconciliation from GAAP to the reported percentages is as follows:

Year Ended December 31, 2021
Growth in GAAP book value per share	(6.5)%
Adjustments to book value per share (see reconciliation on page 42)	0.8%
Remove net realized and unrealized investment losses from White Mountains’s investment in MediaAlpha	10.0%
Growth in adjusted book value per share excluding net realized and unrealized investment losses from White Mountains’s investment in MediaAlpha	4.3%

BAM’s gross written premiums and MSC from new business
BAM’s gross written premiums and MSC from new business is a non-GAAP financial measure, which is derived by adjusting gross written premiums and MSC collected (i) to include the present value of future installment MSC not yet collected and (ii) to exclude the impact of gross written premium adjustments related to policies closed in prior periods. White Mountains believes these adjustments are useful to management and investors in evaluating the volume and pricing of new business closed during the period. The reconciliation from GAAP gross written premiums to gross written premiums and MSC from new business is included on page 46.

Ark’s adjusted loss and loss adjustment expense, adjusted insurance acquisition expense, adjusted other underwriting expense and adjusted combined ratios
Ark’s adjusted loss and loss adjustment expense ratio, adjusted insurance acquisition expense ratio, adjusted other underwriting expense ratio and adjusted combined ratio are non-GAAP financial measures, which are derived by adjusting the GAAP ratios to add back the impact of whole-account quota-share reinsurance arrangements related to TPC Providers for the Syndicates. The impact of these reinsurance arrangements relates to years of account prior to the Ark Transaction. White Mountains believes these adjustments are useful to management and investors in evaluating Ark’s results on a fully aligned basis (i.e., 100% of the Syndicates’ results). The reconciliation from the GAAP ratios to the adjusted ratios is included on page 52.

NSM’s EBITDA and NSM’s adjusted EBITDA
NSM’s EBITDA and adjusted EBITDA are non-GAAP financial measures. EBITDA is a non-GAAP financial measure that excludes interest expense on debt, income tax (expense) benefit, depreciation and amortization of other intangible assets from GAAP net income (loss). Adjusted EBITDA is a non-GAAP financial measure that excludes certain other items in GAAP net income (loss) in addition to those excluded from EBITDA. The adjustments relate to (i) change in fair value of contingent consideration liabilities, (ii) non-cash equity-based compensation expense, (iii) impairments of intangible assets, (iv) loss on assets held for sale, (v) transaction expenses, (vi) fair value purchase accounting adjustment for deferred revenue, (vii) investments made in the development of new business lines, (viii) restructuring expenses and (ix) legal settlements. A description of each follows:
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
• Loss on assets held for sale - Represents the loss on net assets held for sale related to the Fresh Insurance motor business.
•Transaction expenses - Represents costs directly related to NSM’s mergers and acquisitions activity, such as transaction-related compensation, banking, accounting and external lawyer fees, which are not capitalized and are expensed under GAAP.
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
•Legal settlements - Represents amounts recognized from legal settlements.
White Mountains believes that these non-GAAP financial measures are useful to management and investors in evaluating NSM’s performance. See page 53 for the reconciliation of NSM’s GAAP net income (loss) to EBITDA and adjusted EBITDA.

Kudu’s EBITDA and Kudu’s adjusted EBITDA
Kudu's EBITDA and adjusted EBITDA are non-GAAP financial measures. EBITDA is a non-GAAP financial measure that excludes interest expense on debt, income tax (expense) benefit, depreciation and amortization of other intangible assets from GAAP net income (loss). Adjusted EBITDA is a non-GAAP financial measure that excludes certain other items in GAAP net income (loss) in addition to those excluded from EBITDA. The adjustments relate to (i) net realized and unrealized investment gains (losses) on Kudu's Participation Contracts, (ii) non-cash equity-based compensation expense and (iii) transaction expenses. A description of each adjustment follows:
•Net realized and unrealized investment gains (losses) - Represents net unrealized investment gains and losses on Kudu’s Participation Contracts, which are recorded at fair value under GAAP, and realized investment gains and losses on Kudu’s Participation Contracts sold during the period.
•Non-cash equity-based compensation expense - Represents non-cash expenses related to Kudu’s management compensation that are settled with equity units in Kudu.
•Transaction expenses - Represents costs directly related to Kudu’s mergers and acquisitions activity, such as external lawyer, banker, consulting and placement agent fees, which are not capitalized and are expensed under GAAP.
White Mountains believes that these non-GAAP financial measures are useful to management and investors in evaluating Kudu’s performance. The reconciliation of Kudu’s GAAP net income (loss) to EBITDA and adjusted EBITDA is included on page 56.

Total consolidated portfolio returns excluding MediaAlpha
Total consolidated portfolio return excluding MediaAlpha is a non-GAAP financial measure that removes the net investment income and net realized and unrealized investment gains (losses) from White Mountains’s investment in MediaAlpha. White Mountains believes this measure to be useful to management and investors by showing the underlying performance of White Mountains’s investment portfolio without regard to MediaAlpha. The following tables present reconciliations from GAAP to the reported percentages:

	For the Year Ended December 31, 2021			For the Year Months Ended December 31, 2020
	GAAP Returns	Remove MediaAlpha	Returns - Excluding MediaAlpha	GAAP Returns	Remove MediaAlpha	Returns - Excluding MediaAlpha
Total consolidated portfolio returns	(3.4)%	9.8%	6.4%	31.9%	(27.3)%	4.6%

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

Invested Assets

White Mountains uses outside pricing services and brokers to assist in determining fair values. The outside pricing services White Mountains uses have indicated that they will only provide prices where observable inputs are available. As of December 31, 2021, approximately 68% of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs.

Level 1 Measurements
Investments valued using Level 1 inputs include White Mountains’s fixed maturity investments, primarily investments in U.S. Treasuries and short-term investments, which include U.S. Treasury Bills, common equity securities, and its investment in MediaAlpha following the MediaAlpha IPO. For investments in active markets, White Mountains uses the quoted market prices provided by outside pricing services to determine fair value.

Level 2 Measurements
Investments valued using Level 2 inputs include fixed maturity investments which have been disaggregated into classes, including debt securities issued by corporations, municipal obligations, mortgage and asset-backed securities and collateralized loan obligations. Investments valued using Level 2 inputs also include certain common equity listed funds traded on foreign exchanges, which White Mountains values using the fund manager’s published NAV to account for the difference in market close times.
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

Mortgage and Asset-Backed Securities and Collateralized Loan Obligations:
The fair value of mortgage and asset-backed securities and collateralized loan obligations is determined from a pricing evaluation technique that uses information from market sources and leveraging similar securities. Key inputs include benchmark yields, reported trades, underlying tranche cash flow data, collateral performance, plus new issue data, as well as broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including issuer, vintage, loan type, collateral attributes, prepayment speeds, default rates, recovery rates, cash flow stress testing, credit quality ratings and market research publications.

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

Other Long-Term Investments
As of December 31, 2021, White Mountains owned a portfolio of other long-term investments valued at $1.4 billion, that consisted primarily of unconsolidated entities, including Kudu’s Participation Contracts, a bank loan fund, private equity funds, a hedge fund, Lloyd’s trust deposits, ILS funds and private debt investments. As of December 31, 2021, $891 million of White Mountains’s other long-term investments consisting primarily of unconsolidated entities, including Kudu’s Participation Contracts and private debt investments, were classified as Level 3 investments in the GAAP fair value hierarchy, were not actively traded in public markets, and did not have readily observable market prices. The determination of the fair value of these securities involves significant management judgment and the use of valuation models and assumptions that are inherently subjective and uncertain. See Item 1A. Risk Factors, “Our investment portfolio includes securities that do not have readily observable market prices. We use valuation methodologies that are inherently subjective and uncertain to value these securities. The values of securities established using these methodologies may never be realized, which could materially adversely affect our results of operations and financial condition.” on page 27.  As of December 31, 2021, $483 million of White Mountains’s other long-term investments, consisting of a bank loan fund, private equity funds, a hedge fund, Lloyd’s trust deposits, and ILS funds, were valued at fair value using NAV as a practical expedient. Investments for which fair value is measured at NAV using the practical expedient are not classified within the fair value hierarchy.
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
As of December 31, 2021, White Mountains’s most significant other long-term investments that are valued using Level 3 measurements include Kudu’s Participation Contracts and PassportCard/DavidShield.

Valuation of Kudu’s Participation Contracts
Kudu’s Participation Contracts comprise non-controlling equity interests in the form of revenue and earnings participation contracts. As of December 31, 2021, the combined fair value of Kudu’s Participation Contracts was $670 million. On a quarterly basis, White Mountains values each of Kudu’s Participation Contracts using discounted cash flow models. As of December 31, 2021, one of Kudu’s Participation Contracts with a total fair value of $79 million was valued using a probability weighted expected return method, which was based on a discounted cash flow analysis and the expected value to be received in a pending sale transaction.
The discounted cash flow models include key inputs such as projections of future revenues and earnings of Kudu’s clients, a discount rate and a terminal cash flow exit multiple. The expected future cash flows are based on management judgment, considering current performance, budgets and projected future results. The discount rates reflect the weighted average cost of capital, considering comparable public company data, adjusted for risks specific to the business and industry. The terminal exit multiple is generally based on expectations of annual cash flow to Kudu from each of its clients in the terminal year of the cash flow model. In determining fair value, White Mountains considers factors such as performance of underlying products and vehicles, expected client growth rates, new fund launches, fee rates by products, capacity constraints, operating cash flow of underlying manager and other qualitative factors, including the assessment of key personnel. The inputs to each discounted cash flow analysis vary depending on the nature of each client. As of December 31, 2021, White Mountains concluded that pre-tax discount rates in the range of 18% to 23%, and terminal cash flow exit multiples in the range of 7 to 13 times were appropriate for the valuations of Kudu’s Participation Contracts.
With a discounted cash flow analysis, small changes to inputs in a valuation model may result in significant changes to fair value. The following table presents the estimated effect on the fair value of Kudu’s Participation Contracts as of December 31, 2021, resulting from increases and decreases to the discount rates and terminal cash flow exit multiples used in the discounted cash flow analysis:

Millions	Discount Rate(1)
Terminal Exit Multiple	-2%	-1%	18% - 23%	+1%	+2%
+2	$782	$741	$705	$670	$638
+1	$758	$720	$685	$652	$621
7x to 13x	$739	$703	$670	$638	$609
-1	$712	$677	$646	$616	$588
-2	$689	$657	$628	$600	$574
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
White Mountains concluded that an after-tax discount rate of 23% and a terminal revenue growth rate of 4% was appropriate for the valuation of its investment in PassportCard/DavidShield as of December 31, 2021. Utilizing these assumptions, White Mountains determined that the fair value of its investment in PassportCard/DavidShield was $120 million as of December 31, 2021.
Premiums and commission revenues from leisure travel insurance placed by PassportCard declined dramatically in the year ended December 31, 2020 due to the COVID-19 pandemic. This decline was modestly offset by increased premiums and commission revenues from international private medical insurance placed by DavidShield. During the third quarter of 2020, PassportCard/DavidShield curtailed its global expansion efforts in response to the impact of the COVID-19 pandemic.

Sustained progress with COVID-19 vaccinations in Israel and abroad led to the Israeli airport reopening in March 2021. The reopening resulted in steadily improving leisure travel and the placement of leisure travel insurance by PassportCard. PassportCard’s premiums and commission revenues continued to recover significantly. In the fourth quarter of 2021, PassportCard’s written premium exceeded pre-pandemic premium levels. Premiums and commission revenues from international private medical insurance placed by DavidShield continued to grow in 2021.
With a discounted cash flow analysis, small changes to inputs in a valuation model may result in significant changes to fair value. The following table presents the estimated effect on the fair value of White Mountains’s investment in PassportCard/DavidShield as of December 31, 2021, resulting from changes in key inputs to the discounted cash flow analysis, including the discount rate and terminal revenue growth rate:

Millions	Discount Rate
Terminal Revenue Growth Rate	21%	22%	23%	24%	25%
4.5%	$142	$131	$122	$113	$106
4.0%	$139	$129	$120	$111	$104
3.5%	$136	$126	$117	$110	$102

Other Long-term Investments - NAV
White Mountains’s portfolio of other long-term investments includes investments in a bank loan fund, private equity funds, hedge funds, Lloyd’s trust deposits and ILS funds, which are valued at fair value using NAV as a practical expedient. White Mountains employs a number of procedures to assess the reasonableness of the fair value measurements for other long-term investments measured at NAV, including obtaining and reviewing periodic and audited annual financial statements as well as periodically discussing each fund’s pricing with the fund manager. However, since the fund managers do not provide sufficient information to evaluate the pricing methods and inputs for each underlying investment, White Mountains considers the valuation inputs to be unobservable. The fair value of White Mountains’s other long-term investments measured at NAV are generally determined using the fund manager’s NAV. In the event that White Mountains believes the fair value differs from the NAV reported by the fund manager due to illiquidity or other factors, White Mountains will adjust the reported NAV to more appropriately represent the fair value of its investment.

Sensitivity Analysis on Other Long-term Investments - NAV
The underlying investments of White Mountains’s bank loan fund consist primarily of U.S. dollar-denominated, non-investment grade, floating-rate senior secured loans and may consist of other financial instruments, such as secured and unsecured corporate debt, credit default swaps, reverse repurchase agreements, and synthetic indices. These investments are subject to credit spread risk and interest rate risk, and may be affected by the creditworthiness of the issuer, prepayment options, relative values of alternative investments, the liquidity of the instrument and various other market factors.
The underlying investments of White Mountains’s private equity funds typically consist of private securities whose exit strategies often depend on equity market conditions. These investments are based on quoted market prices or management’s estimates of fair value, which could cause the amount realized upon sale to differ from current reported fair values. The fluctuations in fair value may result from a variety of risks, such as changes in the economic characteristics, the relative price of alternative investments, supply and demand, and other equity market factors.
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
See Note 3 — “Investment Securities” on page F-21 for tables that summarize the changes in White Mountains’s fair value measurements by level for the years ended December 31, 2021 and 2020 and for amount of total gains (losses) included in earnings attributable to net unrealized investment gains (losses) for Level 3 investments for years ended December 31, 2021, 2020 and 2019.

2. Surplus Note Valuation

BAM Surplus Notes

As of December 31, 2021, White Mountains owned $365 million of BAM Surplus Notes and has accrued $158 million in interest due thereon. In December 2021, BAM made a $34 million cash payment of principal and interest on the BAM Surplus Notes held by HG Global. In December 2020, BAM made a $30 million cash payment of principal and interest on the BAM Surplus Notes held by HG Global. In January 2020, BAM made a one-time $65 million cash payment of principal and interest on the BAM Surplus Notes held by HG Global. During 2019, BAM made a $32 million cash payment (which included a one-time $10 million cash payment) of principal and interest on the BAM Surplus Notes.
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
Any write-down of the carried amount of the BAM Surplus Notes and/or the accrued interest thereon could adversely impact White Mountains’s results of operations and financial condition. See Item 1A., Risk Factors, “If BAM does not pay some or all of the principal and interest due on the BAM Surplus Notes, it could materially adversely affect our results of operations and financial condition.” on page 28.
Periodically, White Mountains’s management reviews the recoverability of amounts recorded from the BAM Surplus Notes. As of December 31, 2021, White Mountains believes such notes and interest thereon to be fully recoverable. White Mountains’s review is based on a debt service model that forecasts operating results for BAM, and related payments on the BAM Surplus Notes, through maturity of the BAM Surplus Notes in 2042. The model depends on assumptions regarding future trends for the issuance of municipal bonds, interest rates, credit spreads, insured market penetration, competitive activity in the market for municipal bond insurance and other factors affecting the demand for and price of BAM’s municipal bond insurance.
As of December 31, 2021, White Mountains debt service model indicated that the BAM Surplus Notes would be fully repaid between six and seven years prior to final maturity, which is generally consistent with the results of the update of the debt service model as of December 31, 2020. The debt service model assumes both par insured and total pricing gradually increase from 2022 to 2025, and flatten thereafter. Assumptions regarding future trends for these factors are a matter of significant judgment, and whether actual results will follow the model is subject to a number of risks and uncertainties.
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

3. Loss and LAE Reserves

General
Ark establishes loss and LAE reserves that are estimates of amounts needed to pay claims and related expenses in the future for insured events that have already occurred. The process of estimating loss and LAE reserves involves a considerable degree of judgment by management and, as of any given date, is inherently uncertain. See Note 5 — “Losses and Loss Adjustment Expense Reserves” on page F-35 for a description of Ark’s loss and LAE reserves and actuarial methods.
Ark performs an actuarial review of its recorded loss and LAE reserves each quarter, using several generally accepted actuarial methods to evaluate its loss reserves, each of which has its own strengths and weaknesses. Management places more or less reliance on a particular method based on the facts and circumstances at the time the reserve estimates are made.

As part of Ark’s quarterly actuarial review, Ark compares the previous quarter’s projections of incurred, paid and case reserve activity, including amounts incurred but not reported, to actual amounts experienced in the quarter. Differences between previous estimates and actual experience are evaluated to determine whether a given actuarial method for estimating loss and LAE reserves should be relied upon to a greater or lesser extent than it had been in the past. While some variance is expected each quarter due to the inherent uncertainty in estimating loss and LAE reserves, persistent or large variances would indicate that prior assumptions and/or reliance on certain actuarial methods may need to be revised going forward.
Upon completion of each quarterly review, Ark selects indicated loss and LAE reserve levels based on the results of the relevant actuarial methods, which are the primary consideration in determining management’s best estimate of required loss and LAE reserves. However, in making its best estimate, management also considers other qualitative factors that may lead to a difference between held reserves and actuarially indicated reserve levels. Typically, these qualitative factors are considered when management and Ark’s actuaries conclude that there is insufficient historical incurred and paid loss information or that there is particular uncertainty about whether trends included in the historical incurred and paid loss information are likely to repeat in the future. Such qualitative factors include, among others, recent entry into new markets or new products, improvements in the claims department that are expected to lessen future ultimate loss costs, legal and regulatory developments, or other uncertainties that may arise.
The process of establishing loss and LAE reserves, including amounts incurred but not reported, is complex and imprecise as it must consider many variables that are subject to the outcome of future events. As a result, informed subjective estimates and judgments as to Ark’s ultimate exposure to losses are an integral component of the loss and LAE reserving process. Ark categorizes and tracks insurance and reinsurance reserves by “reserving class of business” for each underwriting office, London and Bermuda, and then aggregates the reserving classes by line of business, which are summarized herein as property and accident & health, marine & energy, specialty, casualty - active and casualty - runoff.
Ark regularly reviews the appropriateness of its loss and LAE reserves at the reserving class of business level, considering a variety of trends that impact the ultimate settlement of claims for the subsets of claims in each particular reserving class. Losses and LAE are categorized by the year in which the policy is underwritten (the year of account, or underwriting year) for purposes of Ark’s claims management and estimation of the ultimate loss and LAE reserves. For purposes of Ark’s reporting under GAAP, losses and LAE are categorized by the accident year.

Impact of Third-Party Capital
For the years of account prior to the Ark Transaction, a significant proportion of the Syndicates’ underwriting capital was provided by TPC Providers using whole account reinsurance contracts with Ark’s corporate member. The TPC Providers’ participation in the Syndicates for the 2020 and 2019 open years of account is 42.8% and 58.3% of the total net result of the Syndicates. For the years of account subsequent to the Ark Transaction, Ark is no longer using TPC Providers to provide underwriting capital for the Syndicates.
A Reinsurance to Close (“RITC”) agreement is generally put in place after the third year of operations for a year of account such that the outstanding loss and LAE reserves, including future development thereon, are reinsured into the next year of account. As a result, and in combination with the changing participation provided by TPC Providers, Ark’s participation on the outstanding loss and LAE reserves reinsured into the next year of account may change, perhaps significantly. For example, during 2021, an RITC was executed such that the outstanding loss and LAE reserves for claims arising out of the 2018 year of account, for which the TPC Providers’ participation in the total net results of the Syndicates was 57.6%, were reinsured into the 2019 year of account, for which the TPC Providers’ participation in the total net results of the Syndicates is 58.3%.

Loss and LAE Reserves by Line of Business
The following table summarizes Ark’s loss and LAE reserves, net of reinsurance recoverables on unpaid losses, as of December 31, 2021:

	December 31, 2021
Millions	Case		IBNR	Total
Property and Accident & Health	$81.1		$93.9	$175.0
Marine & Energy	23.4		75.9	99.3
Specialty	13.4		71.8	85.2
Casualty – Active	11.9		25.5	37.4
Casualty – Runoff	42.4		26.0	68.4
Other	.2	.	.3	.5
Total loss and LAE reserves, net of reinsurance recoverables (1)	$172.4		$293.4	$465.8
(1) The loss and LAE reserves, net of reinsurance, are net of amounts attributable to TPC Providers of $276.8, including $141.5 of case reserves and $135.3 of IBNR reserves.

For loss and LAE reserves as of December 31, 2021, Ark considers that the impact of the various reserving factors, as described in Note 5 — “Losses and Loss Adjustment Expense Reserves” on page F-35, on future paid losses would be similar to the impact of those factors on historical paid losses.
The major causes of material uncertainty (i.e., reserving factors) generally will vary for each line of business, as well as for each separately analyzed reserving class of business within the line of business. Also, reserving factors can have offsetting or compounding effects on estimated loss and LAE reserves. In most cases, it is not possible to discretely measure the effect of a single reserving factor and construct a meaningful sensitivity expectation. Actual results will likely vary from expectations for each of these assumptions, resulting in an ultimate claim liability that is different from that being estimated currently.
Additional causes of material uncertainty exist in most product lines and may impact the types of claims that could occur within a particular line of business or reserving class of business. Examples where reserving factors, within a line of business or reserving class of business, are subject to change include changing types of insured (e.g., type of insured vehicle, size of account, industry insured, jurisdiction), changing underwriting standards, or changing policy provisions (e.g., deductibles, policy limits, endorsements).

Ark Loss and LAE Development

See Note 5 — “Losses and Loss Adjustment Expense Reserves” on page F-35 for prior year loss and LAE development discussions for the year ended December 31, 2021.

Range of Reserves
The following table shows the recorded loss and LAE reserves and the high and low ends of Ark’s range of reasonable loss and LAE reserve estimates, net of reinsurance recoverables on unpaid losses, as of December 31, 2021. See Note 5 — “Losses and Loss Adjustment Expense Reserves” on page F-35 for a description of Ark’s loss and LAE reserves and actuarial methods.

	December 31, 2021
Millions	Low	Recorded	High
Total loss and LAE reserves, net of reinsurance recoverables (1)	$388.8	$465.8	$505.6
(1) The recorded loss and LAE reserves and the high and low ends of the range of loss and LAE reserve estimates, net of reinsurance recoverables on unpaid losses, are net of amounts attributable to TPC Providers of $276.8.

The recorded reserves represent management's best estimate of unpaid loss and LAE reserves. Management’s best estimate of reserves is in the upper portion of the actuarial range of estimates in response to potential volatility in the actuarial indications and estimates for large claims. Ark uses the results of several different generally accepted actuarial methods to develop its best estimate of ultimate loss and LAE reserves. While it has not determined the statistical probability of actual ultimate paid losses falling within the range, Ark believes that it is reasonably likely that actual ultimate paid losses will fall within the ranges noted above.
Although Ark believes its loss and LAE reserves are reasonably stated, ultimate losses may deviate, perhaps materially, from the recorded reserve amounts and could be above the high end of the range of actuarial projections. This is because ranges are developed based on known events as of the valuation date, whereas the ultimate disposition of losses is subject to the outcome of events and circumstances that may be unknown as of the valuation date.

Sensitivity Analysis
Below is a discussion of possible variations from current estimates of loss and LAE reserves due to changes in certain key assumptions. Each of the impacts described below is estimated individually, without consideration for any correlation among key assumptions. Further, there is uncertainty around other assumptions not explicitly quantified in the discussion below. Therefore, it would be inappropriate to take each of the amounts described below and add them together in an attempt to estimate volatility for Ark’s reserves in total. It is important to note that the volatilities and variations discussed below are not meant to be worst-case scenarios or an all-inclusive list, and therefore it is possible that future volatilities and variations may be more than amounts discussed below.

•Sustained elevated levels of inflation: Elevated levels of inflation have been observed during 2021, and recent economic forecasts suggest this trend will continue at least in the short term. This has been particularly observed in the casualty lines of business with key social inflation drivers being court awards, changes in technology, and the legal environment. For example, a hypothetical increase in inflation rates by 4% per annum would increase the recorded loss and LAE reserves, net of reinsurance recoverables on unpaid losses, for the casualty lines of business by approximately $7 million, or approximately 7% of the recorded casualty loss and LAE reserves of $106 million. The property line of business has also been impacted by elevated levels of inflation in relation to many elements of construction costs. While the impact on construction costs could be viewed as a short-term measure, there is uncertainty over how long it will take for the current elevated level of costs to reduce back to historic norms given COVID-19 disruption and worldwide supply chain issues.

•Catastrophe losses: The years 2017 through 2021 have been active for major loss events, including natural catastrophes. As time has passed, the emerging claims information for major loss events has been better than expected. As of December 31, 2021, Ark has recorded $64 million of loss and LAE reserves, net of reinsurance recoverables on unpaid losses, for major loss events, of which $26 million is held as IBNR reserves. Some, but perhaps not all, of the IBNR reserves may be needed to handle adverse reporting from clients.

•Ark new business: In January 2021, in response to an improved underwriting environment, Ark converted GAIL into a Class 4 Bermuda-based insurance and reinsurance company and began to underwrite third-party business. GAIL now underwrites a range of third-party business including property, marine & energy, specialty and casualty lines from Bermuda. GAIL’s initial expected loss ratios selected for reserving purposes were based on market benchmarks, supplemented based on discussions with underwriters, policy details, views at time of pricing the risk and emerging experience during 2021. As actual losses develop, Ark will revise its initial expectations with its actual experience. However, it could be a few years before Ark has sufficient internal data to rely on and possibly longer for the longer-tailed lines of business, such as casualty. In 2021, GAIL reported gross written premiums of $363 million. A 10% error in Ark’s initial loss ratio estimates could result in approximately $36 million of adverse variance in loss and LAE reserves.

Loss and LAE Reserve Summary
The following table summarizes the loss and LAE reserve activity of Ark’s insurance and reinsurance subsidiaries for the year ended December 31, 2021:

Millions	Year Ended December 31, 2021
Gross beginning balance	$696.0
Less: beginning reinsurance recoverable on unpaid losses (1)	(433.4)
Net loss and LAE reserves	262.6

Losses and LAE incurred relating to:
Current year losses gross of amounts attributable to TPC Providers	397.5
Less: Current year losses attributable to TPC Providers	(61.2)
Net current year losses	336.3

Prior year losses gross of amounts attributable to TPC Providers	(42.9)
Less: Prior year losses attributable to TPC Providers	21.4
Net prior year losses	(21.5)
Net incurred losses and LAE	314.8

Loss and LAE paid relating to:
Current year losses gross of amounts attributable to TPC Providers	(56.2)
Less: Current year losses attributable to TPC Providers	12.3
Net current year losses	(43.9)

Prior year losses gross of amounts attributable to TPC Providers	(132.0)
Less: Prior year losses attributable to TPC Providers	70.4
Net prior year losses	(61.6)
Net paid losses and LAE	(105.5)

Change in TPC Providers’ participation (2)	(2.2)
Foreign currency translation and other adjustments to loss and LAE reserves	(3.9)

Net ending balance	465.8
Plus: ending reinsurance recoverable on unpaid losses (1)	428.9
Gross ending balance	$894.7
(1) The beginning reinsurance recoverable on unpaid losses and ending reinsurance recoverable on unpaid losses includes amounts attributable to TPC Providers of $319.2 and $276.8.
(2) Amount represents a decrease in net loss and LAE reserves due to a change in the TPC Providers’ participation during 2021, related to the RITC for the 2018 year of account.

During the year ended December 31, 2021, Ark experienced $22 million of net favorable loss reserve development. Ark’s net favorable loss reserve development was driven primarily by the property and accident & health ($9 million), casualty – ongoing ($4 million), specialty ($3 million) and casualty – runoff ($3 million) reserving lines of business. The favorable loss reserve development in the property and accident & health reserving line of business was driven primarily by positive claims experience within the 2018 and 2019 accident years.

The following table summarizes the unpaid loss and LAE reserves, net of reinsurance recoverables on unpaid losses, for each of Ark’s major reserving lines of business as of December 31, 2021:

Millions	As of December 31, 2021
Property and Accident & Health	$175.0
Marine & Energy	99.3
Specialty	85.2
Casualty - Active	37.4
Casualty - Runoff	68.4
Other	0.5
Unpaid loss and LAE reserves, net of reinsurance recoverables on unpaid losses	465.8
Plus: Reinsurance recoverables on unpaid losses (1)
Property and Accident & Health	145.2
Marine & Energy	70.2
Specialty	68.9
Casualty - Active	41.4
Casualty - Runoff	103.2
Total Reinsurance recoverables on unpaid losses (1)	428.9
Total unpaid loss and LAE reserves	$894.7
(1) The reinsurance recoverables on unpaid losses include amounts attributable to TPC Providers of $276.8.

The following ten tables include two tables each for the property and accident & health, marine & energy, specialty, casualty-active and casualty-runoff reserving lines of business. The first table for each reserving line of business is presented net of reinsurance, which includes the impact of whole-account quota-share reinsurance arrangements related to TPC Providers. Through the annual RITC process, Ark’s participation on outstanding loss and LAE reserves on prior years of account can fluctuate. Depending on the change in the TPC Providers’ participation from one year of account to the next, the impact could be significant and is reflected in the tables on an accident year basis. The second table for each reserving line of business excludes the impact of amounts attributable to TPC Providers. White Mountains believes this information is useful to management and investors in evaluating Ark’s loss and LAE reserves on a fully aligned basis (i.e., 100% of the Syndicates’ results), by excluding the impact of changing levels of TPC Providers’ participation from one year of account to the next. The following table summarizes the participation of Ark’s TPC Providers by year of account:

	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
TPC Providers’ Participation	—%	—%	66.2%	70.0%	59.6%	60.0%	57.6%	58.3%	42.8%	—%

Each of the ten tables includes three sections.
The top section of the table presents, for each of the previous 10 accident years (1) cumulative total undiscounted incurred loss and LAE as of each of the previous 10 year-end evaluations, (2) total IBNR plus expected development on reported claims as of December 31, 2021, and (3) the cumulative number of reported claims as of December 31, 2021.
The middle section of the table presents cumulative paid loss and LAE for each of the previous 10 accident years as of each of the previous 10 year-end evaluations. Also included in this section is a calculation of the loss and LAE reserves as of December 31, 2021 which is then included in the reconciliation to the consolidated balance sheet presented above. The total unpaid loss and LAE reserves as of December 31, 2021 is calculated as the cumulative incurred loss and LAE from the top section less the cumulative paid loss and LAE from the middle section, plus any outstanding liabilities from accident years prior to 2012.
The bottom section of the table is supplementary information about the average historical claims duration as of December 31, 2021. It shows the weighted average annual percentage payout of incurred loss and LAE by accident year as of each age. For example, the first column is calculated as the incremental paid loss and LAE in the first calendar year for each given accident year (e.g. calendar year 2020 for accident year 2020, calendar year 2021 for accident year 2021) divided by the cumulative incurred loss and LAE as of December 31, 2021 for that accident year. The resulting ratios are weighted together using cumulative incurred loss and LAE as of December 31, 2021.

Property and Accident & Health
$ in Millions
	Incurred Loss and LAE, Net of Reinsurance
	For the Years Ended December 31,										As of December 31, 2021
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	Total IBNR plus expected development on reported claims	Cumulative number of reported claims
2012	$84.1	$68.4	$65.1	$65.7	$60.2	$60.0	$60.4	$60.2	$60.2	$60.0	$—	2,710
2013		74.6	66.9	66.6	62.1	61.6	61.7	61.6	61.6	61.6	.4	2,586
2014			34.8	31.3	29.4	28.6	28.6	28.5	28.5	28.5	—	2,963
2015				19.8	17.4	16.2	16.0	15.9	15.9	15.9	.4	2,884
2016					21.7	16.9	17.9	18.0	17.9	18.0	(.3)	3,478
2017						22.6	29.9	37.4	36.7	36.0	3.6	4,610
2018							37.5	44.2	46.3	44.5	1.5	4,270
2019								30.4	27.8	23.4	2.1	4,073
2020									62.9	61.5	15.2	4,532
2021										162.1	70.8	2,860
									Total	$511.5

Property and Accident & Health
Millions
	Cumulative Paid Loss and LAE, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$14.2	$45.0	$53.6	$57.3	$58.2	$58.6	$58.7	$59.3	$59.4	$59.5
2013		15.8	40.3	60.0	61.1	61.1	61.3	61.3	61.3	61.2
2014			13.9	25.4	27.6	28.0	28.1	28.2	28.4	28.3
2015				7.0	12.4	13.7	14.9	14.8	15.1	15.3
2016					8.6	13.4	16.8	17.1	17.2	17.5
2017						17.0	26.3	32.1	33.3	30.2
2018							15.8	32.8	40.7	40.7
2019								6.9	17.1	19.1
2020									11.4	34.5
2021										30.8
									Total	337.1
All outstanding liabilities before 2012, net of reinsurance										.6
Loss and LAE reserves, net of reinsurance										$175.0

Property and Accident & Health
	Average Annual Percentage Payout of Incurred Losses and LAE by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
	31.5%	33.4%	19.2%	5.7%	1.2%	1.4%	0.8%	0.3%	—%	0.1%

Property and Accident & Health
$ in Millions
	Incurred Loss and LAE, Gross of Amounts Attributable to TPC Providers
	For the Years Ended December 31,										As of December 31, 2021
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	Total IBNR plus expected development on reported claims	Cumulative number of reported claims
2012	$84.1	$68.4	$65.1	$65.7	$65.9	$66.0	$65.7	$65.5	$65.2	$64.8	$—	2,710
2013		74.6	66.9	66.6	66.3	65.0	64.8	64.5	64.5	64.5	.9	2,586
2014			55.6	53.4	53.3	51.2	50.8	50.6	50.6	50.6	.1	2,963
2015				54.7	51.8	48.7	46.2	46.0	45.8	45.8	.9	2,884
2016					60.6	48.5	50.0	50.3	50.0	50.1	(.7)	3,478
2017						57.6	75.1	93.8	91.4	89.8	8.6	4,610
2018							89.8	105.7	110.4	106.4	3.5	4,270
2019								72.5	66.2	55.8	5.5	4,073
2020									125.1	122.1	29.1	4,532
2021										191.2	83.1	2,860
									Total	$841.1

Property and Accident & Health
Millions
	Cumulative Paid Loss and LAE, Gross of Amounts Attributable to TPC Providers
	For the Years Ended December 31,
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$14.2	$45.0	$53.6	$57.3	$60.1	$61.4	$61.7	$63.2	$63.3	$63.5
2013		15.8	40.3	60.0	63.3	63.2	63.9	63.7	63.7	63.6
2014			19.1	41.3	48.0	49.2	49.4	49.9	50.2	50.1
2015				19.0	36.3	40.4	43.3	43.2	43.8	44.3
2016					24.7	38.9	47.3	48.2	48.4	49.1
2017						43.1	66.2	80.6	83.5	75.9
2018							38.0	78.5	97.1	97.1
2019								16.5	40.7	45.3
2020									24.5	69.2
2021										39.0
									Total	597.1
All outstanding liabilities before 2012, gross of amounts attributable to TPC Providers										1.5
Loss and LAE reserves, gross of amounts attributable to TPC Providers										$245.5

Property and Accident & Health
	Average Annual Percentage Payout of Incurred Losses and LAE by Age, Gross of Amounts Attributable to TPC Providers
Years	1	2	3	4	5	6	7	8	9	10
	32.0%	33.6%	17.5%	5.0%	0.5%	1.8%	1.9%	0.5%	(0.1)%	0.1%

Marine & Energy
$ in Millions
	Incurred Loss and LAE, Net of Reinsurance
	For the Years Ended December 31,										As of December 31, 2021
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	Total IBNR plus expected development on reported claims	Cumulative number of reported claims
2012	$64.7	$55.1	$46.0	$42.8	$33.6	$32.8	$32.6	$32.0	$32.0	$32.1	$.1	2,428
2013		64.9	50.8	41.9	31.6	31.0	29.9	29.7	29.6	29.9	(.2)	2,641
2014			41.3	27.2	17.4	16.2	14.7	14.3	14.4	14.4	.5	2,581
2015				25.3	15.4	13.6	12.7	12.0	12.0	12.2	.2	3,390
2016					22.3	18.1	16.0	15.1	14.9	15.1	.7	4,117
2017						23.9	18.6	16.9	16.4	16.5	1.1	4,470
2018							24.5	18.9	16.7	17.0	.5	3,487
2019								19.3	17.3	17.2	.6	2,562
2020									24.4	21.7	2.9	1,668
2021										83.7	69.9	1,091
									Total	$259.8

Marine & Energy
Millions
	Cumulative Paid Loss and LAE, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$8.1	$24.0	$27.4	$30.2	$30.6	$31.3	$31.7	$31.4	$31.3	$31.0
2013		7.9	22.6	28.1	29.1	29.7	29.9	29.9	29.7	29.9
2014			6.0	12.4	13.5	14.4	14.5	13.7	14.0	13.8
2015				4.0	8.0	9.8	11.3	10.7	10.8	11.2
2016					5.6	10.1	12.8	13.3	13.4	14.0
2017						5.2	11.3	13.1	14.4	14.4
2018							2.7	12.9	14.5	15.2
2019								3.4	10.9	12.9
2020									3.2	12.9
2021										6.4
									Total	161.7
All outstanding liabilities before 2012, net of reinsurance										1.2
Loss and LAE reserves, net of reinsurance										$99.3

Marine & Energy
	Average Annual Percentage Payout of Incurred Losses and LAE by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
	19.8%	37.7%	20.2%	5.7%	4.3%	7.2%	0.4%	0.1%	(0.4)%	0.2%

Marine & Energy
$ in Millions
	Incurred Loss and LAE, Gross of Amounts Attributable to TPC Providers
	For the Years Ended December 31,										As of December 31, 2021
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	Total IBNR plus expected development on reported claims	Cumulative number of reported claims
2012	$64.7	$55.1	$46.0	$42.8	$40.4	$38.8	$37.0	$35.6	$35.4	$35.6	$.3	2,428
2013		64.9	50.8	41.9	38.4	37.2	33.5	33.0	32.8	33.4	(.5)	2,641
2014			59.8	40.3	32.5	30.0	24.8	23.9	23.8	24.1	1.3	2,581
2015				60.4	46.1	41.8	36.2	34.4	34.4	34.9	.5	3,390
2016					63.1	52.0	43.5	41.3	40.7	41.2	1.6	4,117
2017						62.6	46.5	42.4	40.8	41.0	2.5	4,470
2018							59.3	46.0	40.6	41.3	1.1	3,487
2019								46.4	41.2	41.0	1.4	2,562
2020									47.4	42.6	5.6	1,668
2021										95.0	77.5	1,091
									Total	$430.1

Marine & Energy
Millions
	Cumulative Paid Loss and LAE, Gross of Amounts Attributable to TPC Providers
	For the Years Ended December 31,
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$8.1	$24.0	$27.4	$30.2	$31.4	$33.7	$34.8	$34.0	$33.6	$33.1
2013		7.9	22.6	28.1	31.1	32.8	33.3	33.5	32.9	33.3
2014			8.0	17.9	21.2	24.0	24.2	22.3	22.9	22.5
2015				10.2	23.1	29.2	32.9	31.3	31.4	32.4
2016					16.7	29.1	35.7	36.8	37.2	38.6
2017						13.3	28.5	32.9	36.0	36.0
2018							6.7	31.5	35.5	37.2
2019								8.1	25.9	30.7
2020									6.9	26.5
2021										7.8
									Total	298.1
All outstanding liabilities before 2012, gross of amounts attributable to TPC Providers										3.2
Loss and LAE reserves, gross of amounts attributable to TPC Providers										$135.2

Marine & Energy
	Average Annual Percentage Payout of Incurred Losses and LAE by Age, Gross of Amounts Attributable to TPC Providers
Years	1	2	3	4	5	6	7	8	9	10
	20.7%	37.9%	18.0%	6.3%	3.7%	6.5%	1.1%	0.3%	(0.2)%	0.4%

Specialty
$ in Millions
	Incurred Loss and LAE, Net of Reinsurance
	For the Years Ended December 31,										As of December 31, 2021
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	Total IBNR plus expected development on reported claims	Cumulative number of reported claims
2012	$43.1	$36.1	$31.8	$30.8	$26.7	$25.8	$26.3	$26.6	$26.8	$26.8	$2.1	887
2013		48.6	34.9	25.6	17.5	16.9	17.1	16.9	17.3	17.3	1.3	1,122
2014			51.1	51.1	41.9	41.3	41.5	42.9	43.5	43.5	(.3)	1,409
2015				21.3	13.0	10.4	10.1	10.6	10.7	10.8	1.7	1,876
2016					15.9	11.7	8.7	9.2	9.0	9.3	(1.3)	1,941
2017						16.0	11.9	10.9	10.5	10.6	1.5	2,179
2018							12.1	13.9	14.8	13.7	2.4	2,090
2019								16.6	14.6	13.5	2.8	2,315
2020									20.7	19.7	6.2	1,925
2021										67.3	57.4	1,341
									Total	$232.5

Specialty
Millions
	Cumulative Paid Loss and LAE, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$16.3	$25.2	$22.2	$22.6	$23.2	$23.3	$24.2	$24.4	$24.4	$24.5
2013		17.1	13.6	15.2	15.8	15.8	16.0	16.0	16.0	16.0
2014			26.8	39.7	40.4	40.8	41.5	42.8	43.6	43.5
2015				4.1	7.2	7.8	8.2	8.2	8.3	8.3
2016					3.2	8.0	9.2	10.0	10.4	10.5
2017						3.3	6.8	8.4	8.5	8.5
2018							2.9	8.1	9.8	10.3
2019								4.9	7.1	7.6
2020									5.4	10.9
2021										5.2
									Total	145.3
All outstanding liabilities before 2012, net of reinsurance										(2.0)
Loss and LAE reserves, net of reinsurance										$85.2

Specialty
	Average Annual Percentage Payout of Incurred Losses and LAE by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
	34.0%	33.8%	7.3%	0.5%	4.6%	4.4%	4.6%	3.1%	(3.5)%	(1.0)%

Specialty
$ in Millions
	Incurred Loss and LAE, Gross of Amounts Attributable to TPC Providers
	For the Years Ended December 31,										As of December 31, 2021
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	Total IBNR plus expected development on reported claims	Cumulative number of reported claims
2012	$43.1	$36.1	$31.8	$30.8	$34.6	$33.2	$32.3	$33.1	$33.2	$33.2	$5.1	887
2013		48.6	34.9	25.6	21.8	20.7	20.2	19.7	20.6	20.5	3.1	1,122
2014			66.1	65.8	56.7	55.4	55.4	59.0	60.3	60.2	(.7)	1,409
2015				47.3	40.4	32.8	29.8	31.1	31.1	31.5	4.0	1,876
2016					46.4	34.1	26.3	27.5	27.3	27.9	(3.1)	1,941
2017						42.5	30.1	27.6	26.4	26.6	3.7	2,179
2018							29.5	33.7	35.3	33.1	5.6	2,090
2019								39.7	34.8	32.3	6.7	2,315
2020									43.5	42.2	11.9	1,925
2021										81.7	69.3	1,341
									Total	$389.2

Specialty
Millions
	Cumulative Paid Loss and LAE, Gross of Amounts Attributable to TPC Providers
	For the Years Ended December 31,
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$16.3	$25.2	$22.2	$22.6	$24.4	$24.8	$27.0	$27.5	$27.6	$27.8
2013		17.1	13.6	15.2	16.8	17.0	17.5	17.5	17.5	17.4
2014			31.2	50.1	52.4	53.7	55.3	58.6	60.4	60.4
2015				12.3	22.1	24.2	25.1	25.3	25.4	25.4
2016					10.1	24.7	27.6	29.5	30.6	30.7
2017						8.7	17.3	21.3	21.7	21.7
2018							7.0	19.8	23.8	24.8
2019								11.8	16.9	18.0
2020									12.4	25.0
2021										6.1
									Total	257.3
All outstanding liabilities before 2012, gross of amounts attributable to TPC Providers										(4.7)
Loss and LAE reserves, gross of amounts attributable to TPC Providers										$127.2

Specialty
	Average Annual Percentage Payout of Incurred Losses and LAE by Age, Gross of Amounts Attributable to TPC Providers
Years	1	2	3	4	5	6	7	8	9	10
	32.5%	33.7%	7.8%	1.7%	4.5%	4.9%	4.5%	3.2%	(4.4)%	(2.4)%

Casualty - Active
$ in Millions
	Incurred Loss and LAE, Net of Reinsurance
	For the Years Ended December 31,										As of December 31, 2021
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	Total IBNR plus expected development on reported claims	Cumulative number of reported claims
2012	$22.6	$21.1	$17.7	$16.2	$10.1	$9.9	$11.0	$11.0	$11.3	$11.1	$.8	1,016
2013		23.2	18.8	15.0	8.3	8.1	8.9	8.8	9.0	8.9	1.3	1,134
2014			17.1	13.8	7.5	7.0	8.0	7.8	7.8	7.7	1.2	1,359
2015				12.3	7.7	6.0	7.0	6.5	6.4	6.2	.6	1,247
2016					5.7	5.0	6.3	6.6	7.0	6.9	.1	1,483
2017						7.4	7.8	7.2	6.2	5.9	.7	1,489
2018							8.7	9.0	7.3	7.1	.9	961
2019								8.0	7.4	6.3	1.7	742
2020									7.6	6.2	3.9	420
2021										15.9	14.2	452
									Total	$82.2

Casualty - Active
Millions
	Cumulative Paid Loss and LAE, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$1.3	$3.3	$4.8	$6.4	$7.4	$8.0	$8.5	$9.1	$8.9	$9.1
2013		1.5	3.6	5.3	5.7	6.3	6.7	7.0	7.0	7.2
2014			1.3	3.5	4.2	4.7	5.2	5.5	5.9	6.0
2015				1.8	2.4	3.2	4.4	4.7	4.9	5.1
2016					.2	1.0	2.3	4.0	4.6	5.3
2017						.8	1.7	2.8	3.4	4.2
2018							.3	1.4	3.5	4.3
2019								.3	1.4	2.3
2020									.5	1.0
2021										.5
									Total	45.0
All outstanding liabilities before 2012, net of reinsurance										.2
Loss and LAE reserves, net of reinsurance										$37.4

Casualty - Active
	Average Annual Percentage Payout of Incurred Losses and LAE by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
	9.1%	14.7%	18.5%	14.2%	9.6%	10.7%	3.9%	3.1%	1.0%	3.1%

Casualty - Active
$ in Millions
	Incurred Loss and LAE, Gross of Amounts Attributable to TPC Providers
	For the Years Ended December 31,										As of December 31, 2021
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	Total IBNR plus expected development on reported claims	Cumulative number of reported claims
2012	$22.6	$21.1	$17.7	$16.2	$17.3	$17.6	$18.6	$18.7	$19.2	$19.0	$1.9	1,016
2013		23.2	18.8	15.0	14.2	14.5	15.0	14.7	14.9	14.7	3.2	1,134
2014			20.6	17.6	15.6	15.1	15.8	15.3	15.0	14.7	2.9	1,359
2015				19.7	20.2	15.8	15.7	14.5	14.0	13.7	1.4	1,247
2016					16.3	15.0	16.3	17.0	17.5	17.5	.2	1,483
2017						20.4	20.1	18.5	15.6	15.1	1.6	1,489
2018							21.2	22.0	17.3	17.0	2.1	961
2019								19.5	17.5	15.1	4.2	742
2020									16.6	13.5	8.3	420
2021										22.1	19.0	452
									Total	$162.4

Casualty - Active
Millions
	Cumulative Paid Loss and LAE, Gross of Amounts Attributable to TPC Providers
	For the Years Ended December 31,
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$1.3	$3.3	$4.8	$6.4	$9.3	$11.4	$12.7	$14.1	$13.6	$14.2
2013		1.5	3.6	5.3	6.6	8.5	9.5	10.2	10.3	10.8
2014			1.3	3.6	5.9	7.6	8.7	9.5	10.5	10.7
2015				2.0	3.6	6.3	9.2	10.0	10.5	11.1
2016					.7	3.2	6.4	10.6	11.9	13.7
2017						2.6	4.8	7.5	9.1	10.9
2018							.8	3.5	8.5	10.3
2019								.8	3.3	5.5
2020									1.1	2.4
2021										1.0
									Total	90.6
All outstanding liabilities before 2012, gross of amounts attributable to TPC Providers										.8
Loss and LAE reserves, gross of amounts attributable to TPC Providers										$72.6

Casualty - Active
	Average Annual Percentage Payout of Incurred Losses and LAE by Age, Gross of Amounts Attributable to TPC Providers
Years	1	2	3	4	5	6	7	8	9	10
	7.4%	12.5%	16.9%	13.5%	10.2%	12.1%	5.6%	4.1%	1.9%	5.4%

Casualty - Runoff
$ in Millions
	Incurred Loss and LAE, Net of Reinsurance
	For the Years Ended December 31,										As of December 31, 2021
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	Total IBNR plus expected development on reported claims	Cumulative number of reported claims
2012	$44.3	$44.6	$37.8	$34.4	$22.3	$21.7	$22.3	$22.8	$22.7	$23.1	$(.2)	1,430
2013		65.7	75.8	70.1	49.2	47.0	49.8	49.8	49.8	49.9	3.1	1,810
2014			46.9	67.5	46.8	46.0	55.9	55.6	56.0	55.0	1.9	1,932
2015				26.9	23.9	26.4	35.7	33.0	33.2	32.0	1.4	2,009
2016					19.1	25.3	38.8	35.4	35.3	34.1	3.8	2,141
2017						17.4	27.2	26.7	28.0	26.7	2.5	1,597
2018							13.5	18.2	20.2	20.0	2.9	1,265
2019								10.8	14.3	15.4	3.7	961
2020									4.2	6.0	3.6	552
2021										1.7	.4	260
									Total	263.9

Casualty - Runoff
$ in millions
	Cumulative Paid Loss and LAE, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$3.5	$10.4	$13.6	$16.5	$17.8	$19.3	$20.5	$20.8	$21.2	$21.8
2013		7.2	19.5	35.9	41.0	42.7	44.3	45.0	45.6	46.0
2014			6.5	23.2	29.1	36.5	43.1	47.0	48.7	49.5
2015				4.3	7.9	14.0	20.3	23.9	26.5	28.2
2016					3.8	9.7	16.8	21.8	24.5	26.8
2017						3.1	9.1	14.2	18.3	21.1
2018							3.3	7.2	12.2	14.3
2019								3.2	5.6	7.4
2020									.8	1.3
2021										.5
									Total	216.9
All outstanding liabilities before 2012, net of reinsurance										21.4
Loss and LAE reserves, net of reinsurance										$68.4

Casualty - Runoff
	Average Annual Percentage Payout of Incurred Losses and LAE by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
	9.4%	15.3%	17.0%	15.9%	9.7%	8.1%	7.0%	3.6%	2.5%	1.7%

Casualty - Runoff
$ in Millions
	Incurred Loss and LAE, Gross of Amounts Attributable to TPC Providers
	For the Years Ended December 31,										As of December 31, 2021
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	Total IBNR plus expected development on reported claims	Cumulative number of reported claims
2012	$44.3	$44.6	$37.8	$34.4	$33.8	$33.2	$32.7	$34.0	$33.6	$34.4	$(.4)	1,430
2013		65.7	75.8	70.1	75.3	70.9	74.3	74.4	73.8	74.0	7.5	1,810
2014			63.5	94.4	97.1	101.0	117.4	117.0	116.7	114.4	4.5	1,932
2015				59.2	68.7	80.3	92.7	86.4	85.5	82.9	3.4	2,009
2016					56.4	75.6	101.9	94.0	91.9	89.4	9.2	2,141
2017						45.6	68.9	68.0	69.3	66.4	6.0	1,597
2018							33.1	44.6	48.3	48.1	7.0	1,265
2019								26.0	34.1	37.0	8.8	961
2020									8.8	12.4	7.1	552
2021										3.6	.5	260
									Total	562.6

Casualty - Runoff
Millions
	Cumulative Paid Loss and LAE, Gross of Amounts Attributable to TPC Providers
	For the Years Ended December 31,
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$3.5	$10.4	$13.6	$16.5	$20.3	$25.3	$28.4	$29.0	$30.0	$31.4
2013		7.2	19.5	35.9	50.8	56.7	60.6	62.3	63.9	64.7
2014			7.4	27.4	44.8	69.3	85.8	95.4	99.4	101.3
2015				7.5	18.7	38.9	54.6	63.5	69.7	73.7
2016					11.6	30.1	47.5	60.1	66.5	71.9
2017						9.2	24.0	36.7	46.4	53.1
2018							8.3	17.8	29.5	34.6
2019								7.9	13.5	17.8
2020									1.8	3.0
2021										1.2
									Total	452.7
All outstanding liabilities before 2012, gross of amounts attributable to TPC Providers										51.7
Loss and LAE reserves, gross of amounts attributable to TPC Providers										$161.6

Casualty - Runoff
	Average Annual Percentage Payout of Incurred Losses and LAE by Age, Gross of Amounts Attributable to TPC Providers
Years	1	2	3	4	5	6	7	8	9	10
	8.7%	13.5%	15.9%	15.7%	9.6%	7.7%	6.2%	5.1%	4.8%	3.0%

The following table provides a reconciliation from the first table grouping above presented net of reinsurance and the second table grouping above presented gross of amounts attributable to TPC Providers:

	December 31, 2021
	Cumulative Incurred Loss and LAE
Millions	Net of Reinsurance	Amounts Attributable to TPC Providers	Gross of Amounts Attributable to TPC Providers
Property and Accident & Health	$511.5	$329.6	$841.1
Marine & Energy	259.8	170.3	430.1
Specialty	232.5	156.7	389.2
Casualty – Active	82.2	80.2	162.4
Casualty – Runoff	263.9	298.7	562.6
Total	$1,349.9	$1,035.5	$2,385.4

	December 31, 2021
	Cumulative Paid Loss and LAE
Millions	Net of Reinsurance	Amounts Attributable to TPC Providers	Gross of Amounts Attributable to TPC Providers
Property and Accident & Health	$337.1	$260.0	$597.1
Marine & Energy	161.7	136.4	298.1
Specialty	145.3	112.0	257.3
Casualty – Active	45.0	45.6	90.6
Casualty – Runoff	216.9	235.8	452.7
Total	$906.0	$789.8	$1,695.8

	December 31, 2021
	Loss and LAE Reserves
Millions	Net of Reinsurance	Amounts Attributable to TPC Providers	Gross of Amounts Attributable to TPC Providers
Property and Accident & Health	$175.0	$70.5	$245.5
Marine & Energy	99.3	35.9	135.2
Specialty	85.2	42.0	127.2
Casualty – Active	37.4	35.2	72.6
Casualty – Runoff	68.4	93.2	161.6
Total	$465.3	$276.8	$742.1

4. Goodwill and Other Intangible Assets

As of December 31, 2021, goodwill and other intangible assets recognized in connection with business and asset acquisitions totaled $1,066 million, of which $948 million was attributable to White Mountains’s common shareholders. Goodwill and other intangible assets are recorded at their acquisition date fair values. The determination of the acquisition date fair values of goodwill and other intangible assets involves significant management judgment, the use of valuation models and assumptions that are inherently subjective. Goodwill and indefinite-lived intangible assets are not amortized but rather reviewed for potential impairment on an annual basis, or whenever indications of potential impairment exist. In the absence of any indications of potential impairment, the evaluation of goodwill and indefinite-lived intangible assets is performed no later than the interim period in which the anniversary of the acquisition date falls. Finite-lived intangible assets, which are amortized over their estimated economic lives, are reviewed for impairment only when events occur or there are changes in circumstances indicating that their carrying value may exceed fair value. Impairment exists when the carrying value of goodwill or other intangible assets exceeds fair value.
White Mountains’s annual review first assesses whether qualitative factors indicate that the carrying value of goodwill or other intangible assets may be impaired. If White Mountains determines based on this qualitative review that it is more likely than not that an impairment may exist, then White Mountains performs a quantitative analysis to compare the fair value of a reporting unit with its carrying value. If the carrying value exceeds the estimated fair value, then an impairment charge is recognized through current period pre-tax income (loss). Both the annual qualitative assessment of potential impairment as well as the quantitative comparison of carrying value to estimated fair value involve management judgment, the use of discounted cash flow models, market comparisons and other valuation techniques and assumptions, including customer retention rates and revenue growth rates, that are inherently subjective.
Most of White Mountains’s total goodwill and other intangible assets of $1,066 million relates to the acquisition of Ark and NSM and NSM’s subsequent acquisitions of KBK, Embrace, the Renewal Rights from AIG, Kingsbridge and J.C. Taylor. As of December 31, 2021, goodwill and other intangible assets related to Ark and NSM were $293 million and $725 million. During 2021, White Mountains performed its periodic reviews for potential impairment, including a quantitative review of the goodwill associated with NSM. During 2021, White Mountains did not recognize any impairments of goodwill and other intangible assets. During 2021, White Mountains recognized a loss on assets held for sale of $29 million that was primarily related to the goodwill associated with the Fresh Insurance motor business. During 2020, White Mountains recognized impairments of other intangible assets of $6 million related to Fresh Insurance. The impairments related to lower premium volumes, including due to the impact of the COVID-19 pandemic, and certain reorganization initiatives at Fresh Insurance. During 2020, White Mountains did not recognize any goodwill impairments.
See Item 1A. Risk Factors, “If we are required to write down goodwill and other intangible assets, it could materially adversely affect our results of operations and financial condition.” on page 26.

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
•recorded loss reserves subsequently proving to have been inadequate;
•the market value of White Mountains’s investment in MediaAlpha;
•the trends and uncertainties from the COVID-19 pandemic, including judicial interpretations on the extent of insurance coverage provided by insurers for COVID-19 pandemic related claims;
•business opportunities (or lack thereof) that may be presented to it and pursued;
•actions taken by rating agencies, such as financial strength or credit ratings downgrades or placing ratings on negative watch;
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

Interest Rate and Credit Spread Risk

White Mountains invests in interest rate sensitive securities. White Mountains generally manages the interest rate risk associated with its portfolio of fixed maturity investments by monitoring the average duration of the portfolio. As of December 31, 2021, White Mountains’s fixed maturity investments are comprised primarily of debt securities issued by corporations, U.S. government and agency obligations, municipal obligations, mortgage and asset-backed securities and collateralized loan obligations.
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
The following table presents the estimated effects of hypothetical increases and decreases in market interest rates on White Mountains’s fixed maturity investments:

$ in Millions	Fair Value at December 31, 2021	Assumed Change in Relevant Interest Rate	Estimated Fair Value After Change in Interest Rate	Pre-Tax Increase (Decrease) in Fair Value
Fixed maturity investments	$1,908.9	100 bps decrease	$1,966.5	$57.6
		50 bps decrease	1,939.4	30.5
		50 bps increase	1,877.2	(31.7)
		100 bps increase	1,844.8	(64.1)

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
The following table presents the estimated pre-tax effects of hypothetical widening and tightening of credit spreads on White Mountains’s fixed maturity investments by asset class:

	December 31, 2021
$ in Millions	Fair Value	Tighten 50	Tighten 25	Widen 25	Widen 50
U.S. government and agency obligations	$211.5	$—	$—	$—	$—
		Tighten 100	Tighten 50	Widen 50	Widen 100
Agency mortgage-backed securities	256.0	1.1	.8	(6.0)	(11.7)
Other asset-backed securities	21.1	.1	.1	(.2)	(.4)
Non-agency: residential mortgage-backed securities	.5	—	—	—	—
		Tighten 200	Tighten 100	Widen 100	Widen 200
Debt securities issued by corporations	992.9	20.3	19.0	(34.1)	(68.2)
Municipal obligations	291.9	8.6	8.4	(14.9)	(29.8)
		Tighten 300	Tighten 200	Widen 200	Widen 300
Collateralized loan obligations	135.0	10.8	10.7	(13.0)	(18.8)

The magnitude of the fair value decrease in wider credit spread scenarios may be more significant than the fair value increase in comparable tighter credit spread scenarios. This can occur because the analysis limits the credit spread tightening in order to floor yields of non-government bonds above yields of short government bonds, thereby muting price increases.

Common Equity Securities, Investment in MediaAlpha and Other Long-Term Investments Price Risk

The carrying values of White Mountains’s common equity securities, its investment in MediaAlpha and other long-term investments are based on quoted market prices or management’s estimates of fair value as of the balance sheet date. Market prices of common equity securities, in general, are subject to fluctuations, which could cause the amount realized upon sale or exercise of these instruments to differ significantly from the current reported value. The fluctuations may result from perceived changes in the underlying economic characteristics of the investment, the relative price of alternative investments, supply and demand imbalances for a particular security or various other market factors. Assuming a hypothetical 10% and 30% increase or decrease in the value of White Mountains’s common equity securities, its investment in MediaAlpha and other long-term investments as of December 31, 2021, the carrying value of White Mountains’s common equity securities, its investment in MediaAlpha and other long-term investments would increase or decrease by $189 million and $567 million on a pre-tax basis, respectively.

Long-Term Obligations

    White Mountains records its financial instruments at fair value with the exception of debt obligations which are recorded as debt at face value less unamortized original issue discount.
    The following tables presents the fair value and carrying value of these financial instruments as of December 31, 2021 and December 31, 2020:

	December 31, 2021		December 31, 2020
Millions	Fair Value	Carrying Value	Fair Value	Carrying Value
Ark 2007 Subordinated Notes	$27.6	$30.0	$—	$—
Ark 2021 Subordinated Notes	$162.8	$155.9	$—	$—
NSM Bank Facility	$275.8	$271.2	$279.3	$271.3
Other NSM debt	$1.0	$.9	$1.3	$1.3
Kudu Credit Facility	$246.8	$218.2	$—	$—
Kudu Bank Facility	$—	$—	$89.3	$86.3
Other Operations debt	$17.7	$16.8	$18.8	$17.5

The fair value estimates for the Ark 2007 Subordinated Notes, the Ark 2021 Subordinated Notes, NSM Bank Facility, the Other NSM debt, the Kudu Credit Facility, the Kudu Bank Facility and Other Operations debt have been determined based on a discounted cash flow approach and are considered to be Level 3 measurements.

Foreign Currency Exposure

As of December 31, 2021, White Mountains had foreign currency exposure on $310.7 million of net assets primarily related to Ark’s non-U.S. business, NSM’s U.K.-based operations, Kudu’s non-U.S. Participation Contracts and certain other foreign consolidated and unconsolidated entities.
The following table presents the fair value of White Mountains’s foreign denominated net assets (net liabilities) by segment as of December 31, 2021:

Currency $ in Millions	Ark	NSM	Kudu	Other Operations	Total Fair Value	% of Total Shareholders’ Equity
CAD	$55.4	$—	$81.3	$—	$136.7	3.7%
GBP	7.7	118.6	—	—	126.3	3.4
AUD	23.3	—	44.7	—	68.0	1.8
EUR	(56.2)	—	—	32.3	(23.9)	(.6)
All other	—	—	—	3.6	3.6	.1
Total	$30.2	$118.6	$126.0	$35.9	$310.7	8.4%

The following table illustrates the pre-tax effect that a hypothetical 20% increase (i.e., U.S. dollar strengthening) or decrease (i.e., U.S. dollar weakening) in the rate of exchange from the foreign currencies to the U.S. dollar would have on the carrying value of White Mountains’s foreign denominated net assets as of December 31, 2021:

$ in millions
Carrying Value of Foreign Denominated Net Assets	Hypothetical Change	Hypothetical Pre-Tax Increase (Decrease) in Carrying Value	Hypothetical Percentage Increase (Decrease) in Stockholders’ Equity
$310.7	20% increase	$(62.1)	(1.7)%
	20% decrease	$62.1	1.7%

Item 8.  Financial Statements and Supplementary Data

The financial statements and supplementary data have been filed as a part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 106 of this report.
The financial statements of MediaAlpha for the years ended December 31, 2021 and 2020 and the period from February 26, 2019 through December 31, 2019 have been filed as a part of this Annual Report on Form 10-K (see Exhibits 99.1 and 99.2 on page 104 of this report).

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

The Principal Executive Officer (“PEO”) and the Principal Financial Officer (“PFO”) of White Mountains have evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2021. Based on that evaluation, the PEO and PFO have concluded that White Mountains’s disclosure controls and procedures are adequate and effective.
The PEO and the PFO of White Mountains have evaluated the effectiveness of its internal control over financial reporting as of December 31, 2021. Based on that evaluation, the PEO and PFO have concluded that White Mountains’s internal control over financial reporting is effective. Management’s annual report on internal control over financial reporting is included on page F-78 of this report. The attestation report on the effectiveness of our internal control over financial reporting by PricewaterhouseCoopers LLP is included on page F-79 of this report.
There has been no change in White Mountains’s internal controls over financial reporting that occurred during the fourth quarter of 2021 that has materially affected, or is reasonably likely to materially affect White Mountains’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Reported under the captions “The Board of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance—Committees of the Board—Audit Committee” in the Company’s 2022 Proxy Statement, herein incorporated by reference, and under the caption “Executive Officers of the Registrant” of this Annual Report on Form 10-K.
The Company’s Code of Business Conduct, which applies to all directors, officers and employees in carrying out their responsibilities to and on behalf of the Company, is available at www.whitemountains.com and is also included as Exhibit 14 on the Form 10-K. The Company’s Code of Business Conduct is also available in print free of charge to any shareholder upon request.
There have been no material changes to the procedures by which shareholders may recommend nominees to the Company’s Board of Directors. The procedures for shareholders to nominate directors are reported under the caption “Corporate Governance—Committees of the Board—Nominating and Governance Committee” in the Company’s 2022 Proxy Statement, herein incorporated by reference.

Item 11.  Executive Compensation

Reported under the captions “Executive Compensation” and “Corporate Governance—Compensation Committee Interlocks and Insider Participation” in the Company’s 2022 Proxy Statement, herein incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Reported under the captions “Voting Securities and Principal Holders Thereof” and “Equity Compensation Plan Information” in the Company’s 2022 Proxy Statement, herein incorporated by reference.

Item 13.  Certain Relationships, Related Transactions and Director Independence

Reported under the caption “Transactions with Related Persons, Promoters and Certain Control Persons” and “Corporate Governance—Director Independence” in the Company’s 2022 Proxy Statement, herein incorporated by reference.

Item 14.  Principal Accountant Fees and Services

Reported under the caption “Principal Accountant Fees and Services” in the Company’s 2022 Proxy Statement, herein incorporated by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

a.                                       Documents Filed as Part of the Report

The financial statements and financial statement schedules and reports of independent auditors have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 106 of this report. A listing of exhibits filed as part of the report appear below through page 104 of this report.

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

2.4
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

10.6	White Mountains Bonus Plan (incorporated by reference herein to Exhibit 10.1 of the Company’s Report on Form 10-Q dated May 6, 2019)
10.7
Credit Agreement Dated as of May 11, 2018 among NSM Insurance Group, LLC, as the Borrower, NSM Insurance Holdco, LLC, as Holdings, Ares Capital Corporation, as Administrative Agent, and the Lenders and L/C Issuers party thereto from time to time (incorporated by reference herein to Exhibit 10 of the Company’s Report on Form10-Q dated August 7, 2018)

Exhibit Number	Name
10.8
FIRST AMENDMENT dated as of December 3, 2018, among NSM INSURANCE GROUP, LLC, a Delaware limited liability company, NSM INSURANCE HOLDCO, LLC, a Delaware limited liability company, the other LOAN PARTIES party thereto, ARES CAPITAL CORPORATION, a Maryland corporation, as administrative agent, and the LENDERS party thereto (incorporated by reference herein to Exhibit 10.2 of the Company’s Report on Form 10-Q dated May 6, 2019)

10.9
SECOND AMENDMENT dated as of April 1, 2019, among NSM INSURANCE GROUP, LLC, a Delaware limited liability company, NSM INSURANCE HOLDCO, LLC, a Delaware limited liability company, the other LOAN PARTIES party thereto, ARES CAPITAL CORPORATION, a Maryland corporation, as administrative agent, and the LENDERS party thereto (incorporated by reference herein to Exhibit 10.3 of the Company’s Report on Form 10-Q dated May 6, 2019)

10.10
THIRD AMENDMENT dated as of June 28, 2019, among NSM INSURANCE GROUP, LLC, a Delaware limited liability company, NSM INSURANCE HOLDCO, LLC, a Delaware limited liability company, the other LOAN PARTIES party thereto, ARES CAPITAL CORPORATION, a Maryland corporation, as administrative agent, and the LENDERS party thereto (incorporated by reference herein to Exhibit 10 of the Company’s Report on Form 10-Q dated August 6, 2019)

10.11
FOURTH AMENDMENT dated as of April 7, 2020, among NSM INSURANCE GROUP, LLC, NSM INSURANCE HOLDCO, LLC, NSM UK HOLDINGS LTD, the other LOAN PARTIES party thereto, ARES CAPITAL CORPORATION, as administrative agent, and the LENDERS party thereto (incorporated by reference herein to Exhibit 10 of the Company’s Report on Form 10-Q dated May 8, 2020)

10.12
FIFTH AMENDMENT dated as of June 2, 2021, among NSM INSURANCE GROUP, LLC, a Delaware limited liability company, NSM INSURANCE HOLDCO, LLC, a Delaware limited liability company, NSM UK HOLDINGS LTD, a company incorporated in England and Wales, the other LOAN PARTIES party thereto, ARES CAPITAL CORPORATION, a Maryland corporation, as administrative agent, the LENDERS party thereto and the L/C ISSUERS party thereto. (incorporated by reference herein to Exhibit 10 of the Company’s Report on Form 10-Q dated August 6, 2021)

10.13
Employment Agreement and Release between White Mountains Capital LLC and J. Brian Palmer dated February 25, 2021 (incorporated by reference herein to Exhibit 10.13 of the Company’s 2020 Annual Report on Form 10-K)

10.14	Employment Agreement between White Mountains Capital LLC and Frank R. Bazos dated December 16, 2020.(incorporated by reference herein to Exhibit 10.14 of the Company’s 2020 Annual Report on Form 10-K)
10.15
Loan and Servicing Agreement dated as of March 23, 2021 among Kudu Investment Management, LLC, Kudu Investment Holdings, LLC, Kudu Investments US, LLC, KFO Holdings, Ltd., KWCP Holdings UK, Ltd., Massachusetts Mutual Life Insurance Company and Alter Domus (incorporated by reference herein to Exhibit 10.1 of the Company’s Report on Form 10-Q dated November 8, 2021) (**)

10.16
Paying Agency Agreement dated 13 July 2021 between Group Ark Insurance Limited, The Bank of New York Mellon, London Branch and The Bank of New York Mellon SA/NV, Dublin Branch (incorporated by reference herein to Exhibit 10.2 of the Company’s Report on Form 10-Q dated November 8, 2021) (**)

10.17
Paying Agency Agreement dated 11 August 2021 between Group Ark Insurance Limited, The Bank of New York Mellon, London Branch and The Bank of New York Mellon SA/NV, Dublin Branch (incorporated by reference herein to Exhibit 10.3 of the Company’s Report on Form 10-Q dated November 8, 2021) (**)

10.18
Paying Agency Agreement dated 8 September 2021 between Group Ark Insurance Limited, The Bank of New York Mellon, London Branch and The Bank of New York Mellon SA/NV, Dublin Branch (incorporated by reference herein to Exhibit 10.4 of the Company’s Report on Form 10-Q dated November 8, 2021) (**)

10.19	Offer Letter, dated as of November 29, 2021, between the Company and Liam Caffrey (incorporated by reference herein to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated November 29, 2021)
10.20
Consulting Agreement, dated as of November 1, 2021, between White Mountains Capital LLC and Liam Caffrey (incorporated by reference herein to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated November 29, 2021)

14
The Company’s Code of Business Conduct, which applies to all directors, officers and employees in carrying out their responsibilities to and on behalf of the Company (incorporated by reference herein to Exhibit 14 of the Company’s 2015 Annual Report on Form 10-K)

21	Subsidiaries of the Registrant (*)
23.1	Consent of PricewaterhouseCoopers, LLP (*)
23.2	Consent of PricewaterhouseCoopers, LLP for MediaAlpha, Inc. (*)
23.3	Consent of PricewaterhouseCoopers, LLP for QL Holdings, LLC (*)
24	Powers of Attorney (*)
31.1	Principal Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (*)
31.2	Principal Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (*)

Exhibit Number	Name
32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
99.1
MediaAlpha, Inc.’s Consolidated Financial Statements as of December 31, 2021 and 2020 and for the three years in the period ended December 31, 2021 (incorporated by reference herein from Item 8 of MediaAlpha, Inc.’s 2021 Annual Report on Form 10-K dated February 28, 2022, Commission file number: 001-39671) (***)

99.2
QL Holdings, LLC and Subsidiary Consolidated Financial Statements as of December 31, 2019 and for the Period From February 26, 2019 through December 31, 2019 and Report of Independent Auditors (incorporated by reference herein to Exhibit 99.1 of the Company’s 2019 Annual Report on Form 10-K/A dated March 30, 2020) (****)

101	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
(*)    Included herein.
(**)     Portions of this exhibit are redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
(***)     Exhibit 99.1 to this Annual Report on Form 10-K is being filed to provide audited financial statements and the related footnotes as of December 31, 2021 and 2020 and for the three years in the period ended December 31, 2021. The management of MediaAlpha is solely responsible for the form and content of the MediaAlpha financial statements. White Mountains has no responsibility for the form or content of the MediaAlpha financial statements since it does not control MediaAlpha.
(****)     Exhibit 99.2 to this Annual Report on Form 10-K is being filed to provide audited financial statements and the related footnotes as of December 31, 2019 and for the period from February 26, 2019 through December 31, 2019. The management of MediaAlpha is solely responsible for the form and content of the QL Holdings financial statements. White Mountains has no responsibility for the form or content of the QL Holdings financial statements since it does not control MediaAlpha.

c.                                       Financial Statement Schedules and Separate Financial Statements of Subsidiaries Not Consolidated and Fifty Percent or Less Owned Persons

The financial statement schedules and report of independent registered public accounting firm have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 106 of this report.
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

WHITE MOUNTAINS INSURANCE GROUP, LTD.

Date:	February 28, 2022	By:	/s/ MICHAELA J. HILDRETH
Michaela J. Hildreth
Managing Director and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ REID T. CAMPBELL	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2022
Reid T. Campbell
PETER M. CARLSON*	Director	February 28, 2022
Peter M. Carlson
MARY C. CHOKSI*	Director	February 28, 2022
Mary C. Choksi
MORGAN W. DAVIS*	Chairman	February 28, 2022
Morgan W. Davis
MARGARET DILLON*	Director	February 28, 2022
Margaret Dillon
PHILIP A. GELSTON*	Director	February 28, 2022
Philip A. Gelston
/s/ MICHAELA J. HILDRETH	Managing Director and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2022
Michaela J. Hildreth
/s/ G. MANNING ROUNTREE	Chief Executive Officer (Principal Executive Officer)	February 28, 2022
G. Manning Rountree
SUZANNE SHANK*	Director	February 28, 2022
Suzanne Shank
DAVID A. TANNER*	Director	February 28, 2022
David A. Tanner

* By:	/s/ G. MANNING ROUNTREE
G. Manning Rountree, Attorney-in-Fact

WHITE MOUNTAINS INSURANCE GROUP, LTD.
Index to Consolidated Financial Statements and Financial Statement Schedules

CONSOLIDATED BALANCE SHEETS

	December 31,
Millions, Except Share and Per Share Amounts	2021	2020
Assets
Financial Guarantee (HG Global/BAM)
Fixed maturity investments, at fair value	$934.1	$859.5
Short-term investments, at fair value	32.4	60.4
Total investments	966.5	919.9
Cash	19.8	42.8
Insurance premiums receivable	6.9	6.9
Deferred acquisition costs	33.1	27.8
Other assets	18.5	20.4
Total Financial Guarantee assets	1,044.8	1,017.8
P&C Insurance and Reinsurance (Ark)
Fixed maturity investments, at fair value	688.6	—
Common equity securities, at fair value	251.1	—
Short-term investments, at fair value	296.2	—
Other long-term investments	326.2	—
Total investments	1,562.1	—
Cash	67.8	—
Reinsurance recoverables	448.4	—
Insurance premiums receivable	416.0	—
Ceded unearned premiums	67.1	—
Deferred acquisition costs and value of in-force business acquired	108.2	—
Goodwill and other intangible assets	292.5	—
Other assets	64.9	—
Total P&C Insurance and Reinsurance assets	3,027.0	—
Specialty Insurance Distribution (NSM)
Cash (restricted $89.2, $78.4)	111.5	126.5
Premium and commission receivable	85.0	76.7
Goodwill and other intangible assets	725.4	736.8
Other assets	55.4	59.6
Total Specialty Insurance Distribution assets	977.3	999.6
Asset Management (Kudu)
Other long-term investments	669.5	400.6
Cash (restricted $4.5, $0.0)	21.4	7.8
Accrued investment income	16.9	9.8
Goodwill and other intangible assets	8.9	9.2
Other assets	10.4	2.8
Total Asset Management assets	727.1	430.2
Other Operations
Fixed maturity investments, at fair value	286.2	347.7
Short-term investments, at fair value	137.3	82.4
Investment in MediaAlpha, at fair value	261.6	802.2
Other long-term investments	382.1	386.2
Total investments	1,067.2	1,618.5
Cash	38.8	34.1
Cash pre-funded/placed in escrow for Ark Transaction	—	646.3
Goodwill and other intangible assets	39.1	36.4
Other assets	63.3	46.2
Assets held for sale	16.1	2.3
Total Other Operations assets	1,224.5	2,383.8
Total assets	$7,000.7	$4,831.4
See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	December 31,
Millions, Except Share and Per Share Amounts	2021	2020
Liabilities
Financial Guarantee (HG Global/BAM)
Unearned insurance premiums	$266.3	$237.5
Accrued incentive compensation	24.7	25.7
Other liabilities	30.9	28.3
Total Financial Guarantee liabilities	321.9	291.5
P&C Insurance and Reinsurance (Ark)
Loss and loss adjustment expense reserves	894.7	—
Unearned insurance premiums	495.9	—
Debt	185.9	—
Reinsurance payable	424.1	—
Contingent consideration	28.0	—
Other liabilities	93.8	—
Total P&C Insurance and Reinsurance liabilities	2,122.4	—
Specialty Insurance Distribution (NSM)
Debt	272.1	272.6
Premiums payable	135.9	113.4
Contingent consideration	6.8	14.6
Other liabilities	80.5	91.2
Total Specialty Insurance Distribution liabilities	495.3	491.8
Asset Management (Kudu)
Debt	218.2	86.3
Other liabilities	42.8	10.0
Total Asset Management liabilities	261.0	96.3
Other Operations
Debt	16.8	17.5
Accrued incentive compensation	48.5	70.1
Other liabilities	30.1	46.3
Total Other Operations liabilities	95.4	133.9
Total liabilities	3,296.0	1,013.5
Equity
White Mountains’s common shareholders’ equity
White Mountains’s common shares at $1 par value per share—authorized 50,000,000 shares; issued and outstanding 3,017,772 and 3,102,011 shares	3.0	3.1
Paid-in surplus	585.9	592.1
Retained earnings	2,957.5	3,311.2
Accumulated other comprehensive gain (loss), after-tax:
Net unrealized foreign currency translation and interest rate swap gains (losses)	1.7	(.4)
Total White Mountains’s common shareholders’ equity	3,548.1	3,906.0
Non-controlling interests	156.6	(88.1)
Total equity	3,704.7	3,817.9
Total liabilities and equity	$7,000.7	$4,831.4
See Notes to Consolidated Financial Statements including Note 14 Common Shareholders’ Equity and Non-controlling Interests and Note 20 for Commitments and Contingencies.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
Millions	2021	2020	2019
Revenues:

Financial Guarantee (HG Global/BAM)
Earned insurance premiums	$26.9	$22.8	$16.3
Net investment income	17.5	19.5	21.6
Net realized and unrealized investment gains (losses)	(22.9)	23.7	27.1
Other revenues	1.5	2.5	1.6
Total Financial Guarantee revenues	23.0	68.5	66.6

P&C Insurance and Reinsurance (Ark)
Earned insurance premiums	$637.3	$—	$—
Net investment income	2.9	—	—
Net realized and unrealized investment gains (losses)	16.5	—	—
Other revenues	11.8	—	—
Total P&C Insurance and Reinsurance revenues	668.5	—	—

Specialty Insurance Distribution (NSM)
Commission revenues	258.0	232.5	193.4
Other revenues	72.4	52.6	39.7
Total Specialty Insurance Distribution revenues	330.4	285.1	233.1

Asset Management (Kudu)
Net investment income	43.9	29.5	14.7
Net realized and unrealized investment gains (losses)	89.9	15.9	6.3
Other revenues	.2	.3	.2
Total Asset Management revenues	134.0	45.7	21.2

Marketing Technology (MediaAlpha)
Advertising and commission revenues	—	—	48.8
Total Marketing Technology revenues	—	—	48.8

Other Operations
Net investment income	18.2	82.0	43.4
Net realized and unrealized investment gains (losses)	50.7	(8.8)	219.8
Net realized and unrealized investment gains (losses) from investment in MediaAlpha	(380.3)	686.0	180.0
Realized gain (loss) from the 2019 MediaAlpha Transaction	—	—	67.5
Commission revenues	9.6	8.3	6.9
Other revenues	90.7	13.9	6.1
Total Other Operations revenues	(211.1)	781.4	523.7
Total revenues	$944.8	$1,180.7	$893.4
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

	Year Ended December 31,
Millions	2021	2020	2019
Expenses:

Financial Guarantee (HG Global/BAM)
Insurance acquisition expenses	$8.3	$7.0	$5.7
General and administrative expenses	57.1	56.8	50.9
Total Financial Guarantee expenses	65.4	63.8	56.6

P&C Insurance and Reinsurance (Ark)
Loss and loss adjustment expenses	314.8	—	—
Insurance and reinsurance acquisition expenses	178.0	—	—
General and administrative expenses	115.5	—	—
Interest expense	7.3	—	—
Total P&C Insurance and Reinsurance expenses	615.6	—	—

Specialty Insurance Distribution (NSM)
General and administrative expenses	190.1	176.9	132.2
Broker commission expense	80.2	75.3	64.8
Change in fair value of contingent consideration	1.0	(3.3)	2.1
Amortization of other intangible assets	35.2	26.7	19.4
Loss on assets held for sale	28.7	—	—
Interest expense	23.3	22.1	16.7
Total Specialty Insurance Distribution expenses	358.5	297.7	235.2

Asset Management (Kudu)
General and administrative expenses	14.5	11.8	10.1
Amortization of other intangible assets	.3	.3	.2
Interest expense	11.7	6.0	.1
Total Asset Management expenses	26.5	18.1	10.4

Marketing Technology (MediaAlpha)
Cost of sales	—	—	40.6
General and administrative expenses	—		12.5
Amortization of other intangible assets	—	—	1.6
Interest expense	—	—	.2
Total Marketing Technology expenses	—	—	54.9

Other Operations
Cost of sales	69.3	11.3	7.5
General and administrative expenses	105.7	141.9	122.5
Amortization of other intangible assets	4.3	1.3	.6
Interest expense	1.5	1.4	.6
Total Other Operations expenses	180.8	155.9	131.2
Total expenses	1,246.8	535.5	488.3
Pre-tax income (loss) from continuing operations	(302.0)	645.2	405.1
Income tax (expense) benefit	(38.6)	20.5	(29.3)
Net income (loss) from continuing operations	(340.6)	665.7	375.8
Net gain (loss) from sale of discontinued operations, net of tax	18.7	(2.3)	.8
Net income (loss)	(321.9)	663.4	376.6
Net income (loss) attributable to non-controlling interests	46.5	45.3	37.9
Net income (loss) attributable to White Mountains’s common shareholders	$(275.4)	$708.7	$414.5
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
Millions, except for per share amounts	2021	2020	2019
Net income (loss) attributable to White Mountains’s common shareholders	$(275.4)	$708.7	$414.5
Other comprehensive income (loss), net of tax	1.9	7.3	(1.4)
Comprehensive income (loss)	(273.5)	716.0	413.1
Comprehensive (income) loss attributable to non-controlling interests	.2	(.5)	—
Comprehensive income (loss) attributable to White Mountains’s common shareholders	$(273.3)	$715.5	$413.1

Earnings (loss) per share attributable to White Mountains’s common shareholders:

Basic earnings (loss) per share
Continuing operations	$(95.53)	$227.72	$130.02
Discontinued operations	6.07	(.75)	.25
Total consolidated operations	$(89.46)	$226.97	$130.27
Diluted earnings (loss) per share
Continuing operations	$(95.53)	$227.72	$130.02
Discontinued operations	6.07	(.75)	.25
Total consolidated operations	$(89.46)	$226.97	$130.27
Dividends declared and paid per White Mountains’s common share	$1.00	$1.00	$1.00
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	White Mountains’s Common Shareholders’ Equity
Millions	Common Shares and Paid-in Surplus	Retained Earnings	AOCL, After-tax	Total	Non-controlling Interests	Total Equity
Balances at December 31, 2018	$584.0	$2,264.9	$(5.8)	$2,843.1	$(124.9)	$2,718.2
Net income (loss)	—	414.5	—	414.5	(37.9)	376.6
Net change in foreign currency translation and other	—	—	(1.4)	(1.4)	—	(1.4)
Comprehensive income (loss)	—	414.5	(1.4)	413.1	(37.9)	375.2
Dividends declared on common shares	—	(3.2)	—	(3.2)	—	(3.2)
Dividends to non-controlling interests	—	—	—	—	(2.0)	(2.0)
Issuances of common shares	2.2	—	—	2.2	—	2.2
Repurchases and retirements of common shares	(1.1)	(3.8)	—	(4.9)	—	(4.9)
BAM member surplus contribution, net of tax	—	—	—	—	57.6	57.6
Amortization of restricted share awards	10.6	—	—	10.6	—	10.6
Recognition of equity-based compensation expense of subsidiaries	1.5	—	—	1.5	—	1.5
Net contributions and dilution from other non-controlling interests	(.9)	—	—	(.9)	2.4	1.5
Acquisition of non-controlling interests	—	—	—	—	1.8	1.8
Deconsolidation of non-controlling interests associated with the 2019 MediaAlpha Transaction	—	—	—	—	(13.8)	(13.8)
Balances at December 31, 2019	596.3	2,672.4	(7.2)	3,261.5	(116.8)	3,144.7
Net income (loss)	—	708.7	—	708.7	(45.3)	663.4
Net change in foreign currency translation and other	—	—	6.8	6.8	.5	7.3
Comprehensive income (loss)	—	708.7	6.8	715.5	(44.8)	670.7
Dividends declared on common shares	—	(3.2)	—	(3.2)	—	(3.2)
Dividends to non-controlling interests	—	—	—	—	(2.1)	(2.1)
Issuances of common shares	1.5	—	—	1.5	—	1.5
Repurchases and retirements of common shares	(18.5)	(66.7)	—	(85.2)	—	(85.2)
BAM member surplus contribution, net of tax	—	—	—	—	68.9	68.9
Amortization of restricted share awards	16.6	—	—	16.6	—	16.6
Recognition of equity-based compensation expense of subsidiaries	2.3	—	—	2.3	.1	2.4
Net contributions and dilution from other non-controlling interests	(3.0)	—	—	(3.0)	5.3	2.3
Acquisition of non-controlling interests	—	—	—	—	1.3	1.3
Balances at December 31, 2020	595.2	3,311.2	(.4)	3,906.0	(88.1)	3,817.9
Net income (loss)	—	(275.4)	—	(275.4)	(46.5)	(321.9)
Net change in foreign currency translation and other	—	—	2.1	2.1	—	2.1
Comprehensive income (loss)	—	(275.4)	2.1	(273.3)	(46.5)	(319.8)
Dividends declared on common shares	—	(3.1)	—	(3.1)	—	(3.1)
Dividends to non-controlling interests	—	—	—	—	(2.3)	(2.3)
Issuances of common shares	1.9	—	—	1.9	—	1.9
Issuances of shares of non-controlling interests	—	—	—	—	6.5	6.5
Repurchases and retirements of common shares	(18.9)	(88.6)	—	(107.5)	—	(107.5)
BAM member surplus contribution, net of tax	—	—	—	—	62.2	62.2
Amortization of restricted share awards	14.7	—	—	14.7	—	14.7
Recognition of equity-based compensation expense of subsidiaries	3.0	—	—	3.0	.5	3.5
Net contributions and dilution from other non-controlling interests	(7.0)	13.4	—	6.4	(6.0)	.4
Acquisition of non-controlling interests	—	—	—	—	230.3	230.3
Balances at December 31, 2021	$588.9	$2,957.5	$1.7	$3,548.1	$156.6	$3,704.7
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
Millions	2021	2020	2019
Cash flows from operations:
Net income (loss)	$(321.9)	$663.4	$376.6
Adjustments to reconcile net income to net cash used for operations:
Net realized and unrealized investment (gains) losses	(134.2)	(30.8)	(253.2)
Net realized and unrealized investment (gains) losses from MediaAlpha	380.3	(686.0)	(180.0)
Realized (gain) loss from the 2019 MediaAlpha Transaction	—	—	(67.5)
Amortization of restricted share awards	14.7	16.6	10.5
Amortization and depreciation	63.6	43.4	29.8
Deferred income tax expense (benefit)	28.8	(36.2)	24.8
Net (gain) loss from sale of discontinued operations, net of tax	(18.7)	2.3	(.8)
Other operating items:
Net change in reinsurance recoverables	(15.1)	—	—
Net change in insurance premiums receivable	(179.3)	—	—
Net change in commissions receivable	(7.4)	(3.1)	(26.8)
Net change in ceded unearned premiums	103.1	—	—
Net change in loss and loss adjustment expense reserves	198.7	—	—
Net change in premiums payable	12.8	1.8	25.1
Net change in unearned insurance premiums	198.6	39.1	35.8
Net change in deferred acquisition costs	(41.8)	(5.8)	(3.1)
Net change in reinsurance payable	(104.2)	—	—
Net change in restricted cash	15.3	22.1	6.3
Net change in investments in Kudu Participation Contracts	(178.9)	(118.3)	(118.4)
Net change in other assets and liabilities, net	24.2	30.9	20.4
Net cash provided from (used for) operations	38.6	(60.6)	(120.5)
Cash flows from investing activities:
Net change in short-term investments	54.3	58.7	21.9
Sales of fixed maturity investments	283.6	390.0	334.3
Maturities, calls and paydowns of fixed maturity investments	199.0	180.4	119.3
Sales of common equity securities	176.8	787.9	467.2
Distributions and redemptions of other long-term investments and settlements of forward contracts	106.4	69.9	29.4
Purchases of other long-term investments	(218.0)	(76.8)	(177.7)
Purchases of common equity securities	(203.4)	(33.8)	(29.8)
Purchases of fixed maturity and convertible investments	(1,216.7)	(537.7)	(539.2)
Purchases of consolidated subsidiaries, net of cash acquired of $52.2, $13.4, and $12.8 and including restricted cash of $0.0, $8.4, $0.0	(39.1)	(127.3)	(258.0)
Release of cash pre-funded/placed in escrow for Ark Transaction	646.3	(646.3)	—
Other investing activities, net	2.5	(.4)	(27.3)
Net cash provided from (used for) investing activities	(208.3)	64.6	(59.9)
Cash flows from financing activities:
Draw down of debt and revolving lines of credit	436.7	84.6	206.4
Repayment of debt and revolving lines of credit	(154.7)	(4.5)	(22.9)
Cash dividends paid to the Company’s common shareholders	(3.1)	(3.2)	(3.2)
Acquisition of subsidiary shares by non-controlling interest shareholders	6.5	—	—
Common shares repurchased	(100.1)	(78.5)	—
Acquisition of subsidiary shares from non-controlling interest shareholders	(.4)	(.5)	(21.1)
Proceeds from issuance of shares to non-controlling interest shareholders	—	—	62.7
Net contributions from non-controlling interest shareholders	1.5	1.7	(26.2)
Contingent considerations related to acquisition of subsidiaries	—	(7.0)	(7.6)
Capital contributions from BAM members	62.2	68.9	54.6
Fidus Re premium payments	(8.8)	(3.0)	(3.0)
Other financing activities, net	(22.2)	(9.5)	(9.2)
Net cash provided from (used for) financing activities	217.6	49.0	230.5
Effect of exchange rate changes on cash	.2	(2.8)	.6
Net change in cash during the period - continuing operations, including the effect of exchange rate changes	48.1	50.2	50.7
Cash balance at beginning of year (includes restricted cash balances of $78.4, $56.3, $50.0)	211.2	161.0	110.3
Cash balance at end of year (includes restricted cash balances of $93.7, $78.4, $56.3 ad excludes cash held for sale of $0.7, $0.0 and $0.0)	$259.3	$211.2	$161.0
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
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and include the accounts of the Company, its subsidiaries (collectively with the Company, “White Mountains”) and other entities required to be consolidated under GAAP.

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

Reportable Segments
White Mountains has determined its reportable segments based on the nature of the underlying businesses, the manner in which the Company’s subsidiaries and affiliates are organized and managed and the organization of the financial information provided to the chief operating decision maker to assess performance and make decisions regarding allocation of resources. As of December 31, 2021, White Mountains’s reportable segments were HG Global/BAM, Ark, NSM, Kudu and Other Operations. On February 26, 2019, MediaAlpha, Inc. (“MediaAlpha”), completed the sale of a significant minority stake to Insignia Capital Group in connection with a recapitalization and cash distribution to existing equityholders (the “2019 MediaAlpha Transaction”). MediaAlpha also repurchased a portion of the holdings of existing equityholders. White Mountains deconsolidated MediaAlpha as a result of the 2019 MediaAlpha Transaction, and consequently it was no longer a reportable segment. White Mountains’s consolidated statement of comprehensive income (loss) and its segment disclosures include MediaAlpha’s results of operations through the date of the 2019 MediaAlpha Transaction. See Note 2 — “Significant Transactions” and Note 16 — “Segment Information”.
The HG Global/BAM segment consists of HG Global Ltd. and its wholly-owned subsidiaries (“HG Global”) and the consolidated results of Build America Mutual Assurance Company (“BAM”) (collectively, “HG Global/BAM”). BAM is the first and only mutual municipal bond insurance company in the United States. By insuring the timely payment of principal and interest, BAM provides market access to, and lowers interest expense for, issuers of municipal bonds used to finance essential public purpose projects, such as schools, utilities and transportation facilities. BAM is owned by and operated for the benefit of its members, the municipalities that purchase BAM’s insurance for their debt issuances. HG Global was established to fund the startup of BAM and, through its reinsurance subsidiary HG Re Ltd. (“HG Re”), to provide up to 15%-of-par, first loss reinsurance protection for policies underwritten by BAM. HG Global, together with its subsidiaries, funded the initial capitalization of BAM through the purchase of $503.0 million of surplus notes issued by BAM (the “BAM Surplus Notes”). As of December 31, 2021 and 2020, White Mountains owned 96.9% of HG Global's preferred equity and 88.4% of its common equity. White Mountains does not have an ownership interest in BAM. However, White Mountains is required to consolidate BAM’s results in its financial statements because BAM is a VIE for which White Mountains is the primary beneficiary. BAM’s results are attributed to non-controlling interests.

The Ark segment consists of Ark Insurance Holdings Limited and its subsidiaries (collectively, “Ark”). Ark is a specialty property and casualty insurance and reinsurance company that offers a wide range of niche insurance and reinsurance products, including property, marine & energy, specialty, accident & health and casualty. Ark underwrites select coverages through its two major subsidiaries in the United Kingdom and Bermuda. On January 1, 2021, White Mountains acquired a controlling ownership interest in Ark (the “Ark Transaction”). See Note 2 — “Significant Transactions”. As of December 31, 2021, White Mountains owned 72.0% of Ark on a basic shares outstanding basis (63.0% after taking account of management’s equity incentives). The remaining shares are owned by employees. In the future, management rollover shareholders could earn additional shares in Ark if and to the extent that White Mountains achieves certain multiple of invested capital return thresholds. If fully earned, these additional shares would represent 12.5% of the shares outstanding at closing.
NSM is a full-service managing general agent (“MGA”) and program administrator with delegated binding authorities for specialty property and casualty insurance. The company places insurance in niche sectors such as specialty transportation, real estate, social services and pet. On behalf of its insurance carrier partners, NSM typically manages all aspects of the placement process, including product development, marketing, underwriting, policy issuance and claims. NSM earns commissions based on the volume and profitability of the insurance that it places. NSM does not take insurance risk. On May 11, 2018, White Mountains acquired a controlling ownership interest in NSM. See Note 2 — “Significant Transactions”. As of December 31, 2021 and 2020, White Mountains owned 96.5% and 96.6% of the basic units outstanding of NSM (87.3% and 89.6% on a fully diluted, fully converted basis).
The Kudu segment consists of Kudu Investment Management, LLC and its subsidiaries (collectively “Kudu”). Kudu provides capital solutions for boutique asset managers for a variety of purposes including generational ownership transfers, management buyouts, acquisition and growth finance and legacy partner liquidity. Kudu also provides strategic assistance to investees from time to time. Kudu’s capital solutions typically are structured as minority preferred equity stakes with distribution rights, generally tied to gross revenues and designed to generate immediate strong, stable cash yields. On April 4, 2019, White Mountains acquired a controlling ownership interest in Kudu (the “Kudu Transaction”). See Note 2 — “Significant Transactions”. As of December 31, 2021 and 2020, White Mountains owned 99.3% and 99.3% of the basic units outstanding of Kudu (84.7% and 85.4% on a fully diluted, fully converted basis).
The Other Operations segment consists of the Company and its wholly-owned subsidiary, White Mountains Capital, LLC, (“WM Capital”) its other intermediate holding companies, its wholly-owned investment management subsidiary, White Mountains Advisors LLC (“WM Advisors”), investment assets managed by WM Advisors, its interests in MediaAlpha (for periods after the 2019 MediaAlpha Transaction), PassportCard Limited (“PassportCard”) and DavidShield Life Insurance Agency (2000) Ltd. (“DavidShield”) (collectively, “PassportCard/ DavidShield”), Elementum Holdings LP (“Elementum”), Kudu (for periods prior to the Kudu Transaction), certain other consolidated and unconsolidated entities (“Other Operating Businesses”) and certain other assets.
The MediaAlpha segment consisted of QL Holdings LLC and its wholly-owned subsidiary QuoteLab, LLC (collectively
“MediaAlpha”). MediaAlpha is a marketing technology company. It operates a transparent and efficient customer acquisition technology platform that facilitates real-time transactions between buyers and sellers of consumer referrals (i.e., clicks, calls and leads), primarily in the property & casualty, health and life insurance verticals. MediaAlpha generates revenue by earning a fee for each consumer referral sold on its platform. A transaction becomes payable only on a qualifying consumer action, and is not contingent on the sale of a product to the consumer. MediaAlpha’s core verticals are property & casualty insurance, health insurance and life insurance. White Mountains deconsolidated MediaAlpha as a result of the 2019 MediaAlpha Transaction and stopped reporting it as a segment. Following the 2019 MediaAlpha Transaction, White Mountains’s non-controlling equity interest in MediaAlpha was accounted for at fair value within other long-term investments. See Note 2 — “Significant Transactions”.

Held for Sale and Discontinued Operations
White Mountains recognizes assets and liabilities classified as held for sale at the lower of carrying value on the date the asset is initially classified as held for sale or fair value less costs to sell. At the time of reclassification to held for sale, White Mountains ceases recognizing depreciation and amortization on assets held for sale. The results of operations of a business that has either been disposed of or are classified as held for sale are reported in discontinued operations if the disposal of the business represents a strategic shift that has (or will have) a major effect on White Mountains operations and financial results. See Note 21 — “Held for Sale and Discontinued Operations”.

Significant Accounting Policies

Investment Securities
As of December 31, 2021 and 2020, White Mountains’s invested assets consisted of securities and other investments held for general investment purposes.  White Mountains’s portfolio of fixed maturity investments, common equity securities, its investment in MediaAlpha, and other long-term investments held for general investment purposes are generally classified as trading securities and are reported at fair value as of the balance sheet date. Changes in net unrealized investment gains (losses) are reported pre-tax in revenues. Realized investment gains (losses) are accounted for using the specific identification method and are reported pre-tax in revenues. Premiums and discounts on all fixed maturity investments are amortized and accreted to income over the anticipated life of the investment.
Short-term investments consist of interest-bearing money market funds, certificates of deposit and other securities, which at the time of purchase, mature or become available for use within one year.  Short-term investments are carried at fair value, which approximated amortized or accreted cost as of December 31, 2021 and 2020.
White Mountains’s invested assets that are measured at fair value include fixed maturity investments, common equity securities, its investment in MediaAlpha, and other long-term investments, that consists primarily of unconsolidated entities, including non-controlling equity interests in the form of revenue and earnings participation contracts (“Kudu’s Participation Contracts”), a bank loan fund, private equity funds, hedge funds, Lloyd’s trust deposits, insurance-linked securities (“ILS”) funds and private debt instruments. Whenever possible, White Mountains estimates fair value using valuation methods that maximize the use of quoted prices and other observable inputs.
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
White Mountains uses outside pricing services and brokers to assist in determining fair values. The outside pricing services White Mountains uses have indicated that they will only provide prices where observable inputs are available. As of December 31, 2021, approximately 68% of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs.

Level 1 Measurements
Investments valued using Level 1 inputs include White Mountains’s fixed maturity investments, primarily investments in U.S. Treasuries and short-term investments, which include U.S. Treasury Bills, common equity securities, and its investment in MediaAlpha following the MediaAlpha IPO. For investments in active markets, White Mountains uses the quoted market prices provided by outside pricing services to determine fair value.

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

Mortgage and Asset-Backed Securities and Collateralized Loan Obligations
The fair value of mortgage and asset-backed securities and collateralized loan obligations is determined from a pricing evaluation technique that uses information from market sources and leveraging similar securities. Key inputs include benchmark yields, reported trades, underlying tranche cash flow data, collateral performance, plus new issue data, as well as broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including issuer, vintage, loan type, collateral attributes, prepayment speeds, default rates, recovery rates, cash flow stress testing, credit quality ratings and market research publications.

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

Other Long-Term Investments
As of December 31, 2021, White Mountains owned a portfolio of other long-term investments valued at $1.4 billion, that consisted primarily of unconsolidated entities, including Kudu’s Participation Contracts, a bank loan fund, private equity funds, a hedge fund, Lloyd’s trust deposits, ILS funds and private debt instruments. As of December 31, 2021, $890.6 million of White Mountains’s other long-term investments that consisted primarily of unconsolidated entities, including Kudu’s Participation Contracts and private debt instruments were classified as Level 3 investments in the GAAP fair value hierarchy, were not actively traded in public markets and did not have readily observable market prices. The determination of the fair value of these securities involves significant management judgment, and the use of valuation models and assumptions that are inherently subjective and uncertain. As of December 31, 2021, $482.5 million of White Mountains’s other long-term investments, consisting of a bank loan fund, private equity funds, a hedge fund, Lloyd’s trust deposits and ILS funds, were valued at fair value using NAV as a practical expedient. Investments for which fair value is measured at NAV using the practical expedient are not classified within the fair value hierarchy.
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

Other Long-term Investments - NAV
White Mountains’s portfolio of other long-term investments includes investments in a bank loan fund, private equity funds, hedge funds, Lloyd’s trust deposits and ILS funds, which are valued at fair value using NAV as a practical expedient. White Mountains employs a number of procedures to assess the reasonableness of the fair value measurements for other long-term investments measured at NAV, including obtaining and reviewing periodic and audited annual financial statements as well as periodically discussing each fund’s pricing with the fund manager. However, since the fund managers do not provide sufficient information to evaluate the pricing methods and inputs for each underlying investment, White Mountains considers the valuation inputs to be unobservable. The fair value of White Mountains’s other long-term investments measured at NAV are generally determined using the fund manager’s NAV. In the event that White Mountains believes the fair value differs from the NAV reported by the fund manager due to illiquidity or other factors, White Mountains will adjust the reported NAV to more appropriately represent the fair value of its investment.

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

Derivatives
From time to time, White Mountains holds derivative financial instruments for risk management purposes. White Mountains recognizes all derivatives as either assets or liabilities, measured at fair value, on its consolidated balance sheet. Changes in the fair value of derivative instruments that meet the criteria for hedge accounting are recognized in other comprehensive income (loss) and reclassified into current period pre-tax income (loss) when the hedged items are recognized therein. Changes in the fair value of derivative instruments that do not meet the criteria for hedge accounting are recognized in current period pre-tax income (loss).
As of December 31, 2021 and 2020, White Mountains holds interest rate cap derivative instruments that do not meet the criteria for hedge accounting. As of December 31, 2021 and 2020, White Mountains holds an interest rate swap derivative instrument that meets the criteria for hedge accounting. See Note 9 — “Derivatives”.

Municipal Bond Guarantee Insurance
All of the contracts issued by BAM are accounted for as insurance contracts under ASC 944-605, Financial Guarantee Insurance Contracts. For capital appreciation bonds, par is adjusted to the estimated equivalent par value for current interest paying bonds. See Note 10 — “Municipal Bond Guarantee Insurance”.

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
Insurance premiums receivable represents amounts due from customers for municipal bond insurance policies. Installment premiums are measured at the present value of contractual premiums, discounted at the risk-free rate, which is set at the inception of the insurance contract.
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
BAM’s obligation for outstanding contracts consists of the unearned premium reserve and any loss reserves. Loss reserves are recorded only to the extent that the present value of the expected amount of any losses to be paid, net of any expected recoveries, exceeds the associated unearned premium reserve. As of December 31, 2021 and 2020, BAM did not have any loss or loss adjustment expense reserves.

Property and Casualty Insurance and Reinsurance
Ark writes a diversified portfolio of reinsurance and insurance, including property, marine & energy, specialty, accident & health and casualty, through its Lloyd’s Syndicates 4020 and 3902 (the “Syndicates”) and its wholly-owned subsidiary Group Ark Insurance Limited (“GAIL”).
Ark accounts for insurance and reinsurance policies that it writes in accordance with ASC 944, Financial Services - Insurance. Ark’s premiums written comprise premiums on insurance contracts incepted during the year as well as premium adjustments related to prior underwriting years. Insurance premiums are recognized as revenues over the loss exposure or coverage period in proportion to the level of insurance protection provided. In most cases, premiums are earned ratably over the term of the contract with unearned premiums calculated on a monthly pro-rata basis. Catastrophe premiums are earned in proportion to the level of insurance protection provided. Premiums earned are presented net of amounts ceded to reinsurers. Insurance premiums receivable, representing amounts due from insureds, are presented net of an allowance for uncollectible premiums, including expected credit losses. The allowance is based upon Ark’s ongoing review of amounts outstanding, historical loss data, including delinquencies and write-offs, current and forecasted economic conditions and other relevant factors. Credit risk is partially mitigated by Ark’s ability to cancel the policy if the policyholder does not pay the premium.
Deferred acquisition costs comprise commission and brokerage fees and taxes which are directly attributable to and vary with the production of business. These costs are deferred and amortized to the extent they relate to successful contract acquisitions over the applicable premium recognition period as insurance and reinsurance acquisition expenses. Deferred acquisition costs are limited to the amount expected to be recovered from future earned premiums and anticipated investment income. A premium deficiency is recognized if the sum of expected loss and LAE, expected dividends to policyholders, unamortized acquisition costs, and maintenance costs exceeds related unearned premiums and anticipated investment income. A premium deficiency is recognized by charging any unamortized acquisition costs to expense to the extent required in order to eliminate the deficiency. If the premium deficiency exceeds unamortized acquisition costs then a liability is accrued for the excess deficiency.
Losses and LAE are charged against income as incurred. Unpaid losses and LAE, including estimates for amounts incurred but not reported (“IBNR”) are based on estimates of the ultimate costs of settling claims, including the effects of inflation and other societal and economic factors. Unpaid loss and LAE reserves represent management’s best estimate of ultimate losses and LAE, net of estimated salvage and subrogation recoveries, if applicable. Such estimates are regularly reviewed and updated and any resulting adjustments are reflected in current results of operations. The process of estimating loss and LAE involves a considerable degree of judgment by management and the ultimate amount of expense to be incurred could be considerably greater than or less than the amounts currently reflected in the financial statements. See Note 5 – “Loss and Loss Adjustment Expense Reserves”.

As part of its enterprise risk management function, Ark purchases reinsurance for risk mitigation purposes. Ark utilizes reinsurance and retrocession agreements to reduce earnings volatility, protect capital, limit its exposure to risk concentration and accumulation of loss and to manage within its overall internal risk tolerances or those set and agreed by regulators, ratings agencies, and Lloyd’s. Ark also enters into reinsurance and retrocession agreements to reduce its liability on individual risks and enable it to underwrite policies with higher limits where Ark believes this has a broader business benefit. Ark seeks to protect its downside risk from catastrophes and large loss events by purchasing reinsurance, including excess of loss protections, aggregate covers, and industry loss warranties. Ark also considers alternative structures such as collateralized reinsurance, retrocessional reinsurance and catastrophe bonds. The purchase of reinsurance does not discharge Ark from its primary liability for the full value of its policies, and thus the collectability of balances due from Ark’s reinsurers is critical to its financial strength. Ark monitors the financial strength and ratings of its reinsurers on an ongoing basis. See Note 6 – “Third-Party Reinsurance”.
For the years of account prior to the Ark Transaction, a significant proportion of the Syndicates’ underwriting capital was provided by third-party insurance and reinsurance groups (“TPC Providers”) using whole account reinsurance contracts with Ark’s corporate member. The TPC Providers’ participation in the Syndicates for the 2020 and 2019 open years of account is 42.8% and 58.3% of the total net result of the Syndicates. For the years of account subsequent to the Ark Transaction, Ark is no longer using TPC Providers to provide underwriting capital for the Syndicates. Captions within results of operations and other comprehensive income are shown net of amounts relating to the TPC Providers share of the Syndicates’ results, including investment results.
Reinsurance recoverables represent paid losses and LAE, case reserves and IBNR reserves ceded to reinsurers under reinsurance treaties. Amounts recoverable from reinsurers are estimated in a manner consistent with the associated claim liability. Ark reports its reinsurance recoverables net of an allowance for estimated uncollectible reinsurance, including expected credit losses and coverage disputes. The allowance is based upon Ark’s ongoing review of amounts outstanding, length of collection periods, changes in reinsurer credit standing, disputes, applicable coverage defenses and other relevant factors.

Reinsurance Contracts Accounted for as Deposits
Reinsurance contracts that do not meet the risk transfer requirements necessary to be accounted for as reinsurance are accounted for using the deposit method. Under the deposit method, ceded premiums paid are not recognized through income but rather treated as a deposit. BAM entered into two ceded reinsurance agreements with Fidus Re Ltd. (“Fidus Re”), a Bermuda-based special purpose insurer created in 2018 solely to provide reinsurance protection to BAM. The nonrefundable consideration paid by BAM to Fidus Re is charged to financing expense within general and administrative expenses. See Note 10 — “Municipal Bond Guarantee Insurance”.
Ark has an aggregate excess of loss contract with SiriusPoint Ltd. (“SiriusPoint”), formerly Third Point Reinsurance Ltd., which is accounted for using the deposit method and recorded within other assets. Ark earns an annual crediting rate of 3.0%, which is recorded within other revenue. See Note 6 — “Third-Party Reinsurance”.

Revenue Recognition
NSM’s revenues consist primarily of commissions and broker revenues for placement of insurance policies and administrative fees for claims and other services provided to insurance carriers. Commission and broker revenues and service fees are measured based on the contractual rates with insurance carriers, net of any amounts expected to be uncollectible and any amounts associated with expected policy cancellations and adjustments, and are recognized when contractual performance obligations have been fulfilled. NSM’s primary contractual performance obligations are generally satisfied upon the issuance of an insurance policy by the carrier. Where NSM has significant performance obligations beyond the policy issuance date, NSM estimates the relative standalone selling price for the post-issuance services in order to allocate the transaction price using the price charged for the service when sold separately in similar circumstances to similar customers.
NSM earns contingent commissions based upon the overall profit and/or volume of the business placed with certain insurance carriers during a calendar year. Contingent commissions are determined after the contractual period has ended. NSM recognizes revenue on contingent commissions when management has determined that it is probable that the contingent commission requirements have been met.
NSM’s premiums and commissions receivables consist of insurance premiums receivable from customers and commissions receivable from insurance carriers, net of a provision for amounts estimated to be uncollectible.
Deferred revenues associated with unsatisfied performance obligations are recognized within other liabilities.
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

Commission Expense and Cost of Sales
NSM’s broker commission expense consists of commissions paid to sub-agents and brokers. Broker commission expense is measured in accordance with contractual terms and recognized when incurred, which is generally at the policy issuance date.
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

Goodwill and Other Intangible Assets
Goodwill represents the excess of the amount paid to acquire subsidiaries over the fair value of identifiable net assets at the date of acquisition. Other intangible assets consist primarily of underwriting capacity, customer relationships, renewal rights and trade names.
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
Other intangible assets with finite lives are measured at their acquisition date fair values, are amortized over their economic lives and presented net of accumulated amortization on the balance sheet. Other intangible assets with finite lives are reviewed for impairment when events occur or there are changes in circumstances indicating that their carrying value may exceed fair value. Impairment exists when the carrying value of other intangible assets exceeds fair value. See Note 4 – “Goodwill and Other Intangible Assets”.
Incentive Compensation
White Mountains’s Long-Term Incentive Plan (the “WTM Incentive Plan”) provides for grants of various types of share-based and non-share-based incentive awards to key employees of White Mountains. Non-share-based awards are recognized over the related service periods based on management’s best estimate of the amounts at which the awards are expected to be paid. Share-based compensation which is typically settled in cash, such as performance shares, is classified as a liability-type award. The compensation cost for liability-classified awards is measured initially at the grant date fair value and remeasured each reporting period until settlement. The compensation cost for equity-classified awards expected to be settled in shares, such as options and restricted shares, is measured at the original grant date fair value of the award. The compensation cost for all awards is recognized for the vested portion of the awards over the related service periods. See Note 12 — “Employee Share-Based Incentive Compensation Plans”.

Income Taxes
White Mountains has subsidiaries and branches that operate in various jurisdictions around the world and are subject to tax in the jurisdictions in which they operate.  As of December 31, 2021, the primary jurisdictions in which White Mountains’s subsidiaries and branches were subject to tax were Ireland, Israel, Luxembourg, the United Kingdom and the United States. Income earned or losses generated by companies outside the United States are generally subject to an overall effective tax rate lower than that imposed by the United States.
Deferred tax assets and liabilities are recorded when a difference between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for tax purposes exists, and for other temporary differences. The deferred tax asset or liability is recorded based on tax rates expected to be in effect when the difference reverses. Deferred tax assets represent amounts available to reduce income taxes payable in future periods. White Mountains records a valuation allowance against deferred tax assets if it becomes more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in income tax expense in the period of change. See Note 8 – “Income Taxes”.

Leases
Leases consist primarily of operating leases for office space and equipment. Lease assets and liabilities are recognized at the lease commencement date based on the present value of future minimum lease payments over the lease term. Lease assets and liabilities are not recorded for leases with a term at inception of one year or less. Lease expense is included in operating expenses. See Note 13 – “Leases”.

Non-controlling Interests
Non-controlling interests consist of the ownership interests of non-controlling shareholders in consolidated subsidiaries, and are presented separately on the balance sheet. The portion of comprehensive income (loss) attributable to non-controlling interests is presented net of related income taxes in the statement of operations and comprehensive income (loss). See Note 14 — “Common Shareholders’ Equity and Non-controlling Interests”.

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
As of December 31, 2021 and 2020, White Mountains had unrealized foreign currency translation gains of $5.1 million and $5.6 million recorded in accumulated other comprehensive income (loss) on its consolidated balance sheet.

Fair Value Measurements
Fair value measurements are categorized into a hierarchy that distinguishes between inputs based on market data from independent sources (observable inputs) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (unobservable inputs). Quoted prices in active markets for identical assets or liabilities have the highest priority (Level 1), followed by observable inputs other than quoted prices, including prices for similar but not identical assets or liabilities (Level 2) and unobservable inputs, including the reporting entity’s estimates of the assumptions that market participants would use, having the lowest priority (Level 3). See Note 19 — “Fair Value of Financial Instruments”.

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

Recently Adopted Changes in Accounting Principles

Income Taxes
On January 1, 2020, White Mountains adopted ASU 2019-12, Simplifying the Accounting for Income Taxes (ASC 740) (“ASU 2019-12”), which removes exceptions to standard guidance. Under the new guidance non-income-based taxes, such as franchise taxes, are reported within pre-tax income rather than being included in income taxes. In addition, the new guidance eliminated the exception to the incremental approach for inter-period tax allocation, which previously allowed consideration of the tax effect of items such as discontinued operations and items recognized through other comprehensive income.
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

Goodwill
On January 1, 2020, White Mountains adopted ASU 2017-04, Simplifying the Test for Goodwill Impairment (ASC 350) (“ASU 2017-04”), which changed the guidance on goodwill impairment testing. Under the new guidance, the qualitative assessment of the recoverability of goodwill remains the same, but the second step of the two-step quantitative test, which required calculation of the implied fair value of goodwill, has been eliminated. Instead, an impairment charge is recognized when the carrying value of a reporting unit exceeds its fair value. Any excess of carrying value over fair value is written down as an impairment. White Mountains did not identify any impairment indicators associated with its reporting units and therefore did not recognize an impairment of goodwill during the year ended December 31, 2020, and accordingly, adoption of ASU 2017-04 did not have any impact on White Mountains’s financial statements.

Credit Losses
On January 1, 2020, White Mountains adopted ASU 2016-13, Measurement of Credit Losses on Financial Instruments (ASC 326) (“ASU 2016-13”), which establishes new guidance for the recognition of credit losses for financial assets measured at amortized cost. The new ASU requires reporting entities to estimate the credit losses expected over the life of a credit exposure using historical information, current information and reasonable and supportable forecasts that affect the collectability of the financial asset. White Mountains measures its portfolio of investment securities at fair value with changes therein recognized through current period earnings and, accordingly, adoption of ASU 2016-13 did not have any impact on White Mountains’s financial statements.

Note 2. Significant Transactions

MediaAlpha
On February 26, 2019, MediaAlpha completed the sale of a significant minority stake to Insignia Capital Group in connection with a recapitalization and cash distribution to existing equityholders. MediaAlpha also repurchased a portion of the holdings of existing equityholders. White Mountains received net cash proceeds of $89.3 million from the 2019 MediaAlpha Transaction. White Mountains recognized a realized gain of $67.5 million and reduced its ownership interest to 48.3% of the basic units outstanding of MediaAlpha (42.0% on a fully diluted, fully converted basis) as a result of the 2019 MediaAlpha Transaction. White Mountains’s remaining ownership interest in MediaAlpha no longer met the criteria for a controlling ownership interest and, accordingly, White Mountains deconsolidated MediaAlpha on February 26, 2019. White Mountains’s consolidated statement of operations and comprehensive income (loss) and its segment disclosures include MediaAlpha’s results of operations for the period from January 1, 2019 through February 26, 2019. Upon deconsolidation, White Mountains’s investment in MediaAlpha met the criteria to be accounted for under the equity method or under the fair value option. White Mountains elected the fair value option and the investment in MediaAlpha was initially measured at its estimated fair value of $114.7 million as of the transaction date, with the change in fair value of $114.7 million recognized as an unrealized investment gain. White Mountains recognized a total of $182.2 million of realized gain and unrealized investment gain on the 2019 MediaAlpha Transaction.
On October 30, 2020, MediaAlpha completed the MediaAlpha IPO. In the offering, White Mountains sold 3.6 million shares and received total proceeds of $63.8 million. White Mountains also received $55.0 million of net proceeds related to a dividend recapitalization at MediaAlpha prior to the MediaAlpha IPO. Following the MediaAlpha IPO, White Mountains owned 20.5 million MediaAlpha shares, representing a 35.0% ownership interest (32.3% on a fully-diluted, fully converted basis). At the December 31, 2020 closing price of $39.07 per share, the value of White Mountains’s remaining investment in MediaAlpha was $802.2 million.
On March 23, 2021, MediaAlpha completed a secondary offering of 8.05 million shares. In the secondary offering, White Mountains sold 3.6 million shares at $46.00 per share ($44.62 per share net of underwriting fees) for net proceeds of $160.3 million. As of December 31, 2021, White Mountains owned 16.9 million shares, representing a 28.0% basic ownership interest (25.7% fully-diluted/fully-converted basis). At the December 31, 2021 closing price of $15.44 per share, the fair value of White Mountains’s investment in MediaAlpha was $261.6 million. See Note 17 — “Equity-Method Eligible Investments”.

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

On January 1, 2021, White Mountains completed the Ark Transaction in accordance with the terms of the Ark SPA. As of December 31, 2021, White Mountains owned 72.0% of Ark on a basic shares outstanding basis (63.0% after taking account of management’s equity incentives). The remaining shares are owned by employees. In the future, management rollover shareholders could earn additional shares in Ark if and to the extent that White Mountains achieves certain multiple of invested capital return threshold. If fully earned, these additional shares would represent 12.5% of the shares outstanding at closing.
White Mountains recognized total assets acquired related to the Ark Transaction of $2.5 billion, including goodwill and other intangible assets of $292.5 million, and total liabilities of $1.7 billion, including contingent consideration of $22.5 million and non-controlling interest of $220.2 million. Ark incurred transaction costs of $25.3 million in the first quarter of 2021.
In the third quarter of 2021, Ark issued $163.3 million of floating rate unsecured subordinated notes (the “Ark 2021 Subordinated Notes”) in three separate transactions. See Note 7 — “Debt”. In connection with the issuance of the Ark 2021 Subordinated Notes, White Mountains and Ark terminated White Mountains’s commitment to provide up to $200.0 million of additional equity capital to Ark in 2021.
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
The value of in-force business acquired represents the estimated profits relating to the unexpired contracts, net of related prepaid reinsurance, at the acquisition date through the expiration date of the contracts. During 2021, Ark recognized $64.2 million of amortization expense on the value of in-force business acquired. The value of the syndicate underwriting capacity intangible asset was estimated using net cash flows attributable to Ark’s rights to write business in the Lloyd’s market. The value of the in-force business acquired and the syndicate underwriting capacity were estimated using a discounted cash flow method. Significant inputs to the valuation models include estimates of growth in premium revenues, investment returns, claim costs, expenses and discount rates based on a weighted average cost of capital.
In evaluating the fair value of Ark’s loss and loss adjustment expense reserves, White Mountains determined that the risk-free rate of interest was approximately equal to the risk factor reflecting the uncertainty within the reserves and that no adjustment was necessary. For the year ended December 31, 2021, Ark recognized pre-tax expense of $5.5 million for the change in the fair value of its contingent consideration liabilities. Any future adjustments to contingent consideration liabilities will be recognized through pre-tax income (loss). As of December 31, 2021, Ark recognized total contingent consideration liabilities of $28.0 million.
Ark’s segment income and expenses for 2021 are presented in Note 16 — “Segment Information.”

NSM
On May 18, 2018, NSM acquired 100% of Fresh Insurance, which is an insurance broker that offers non-standard personal lines products in the United Kingdom. NSM paid $49.6 million of upfront cash consideration for Fresh Insurance. NSM borrowed $51.0 million to fund the transaction. During the nine months ended September 30, 2019, NSM paid a purchase price adjustment of an additional $0.7 million of consideration. The purchase price was subject to additional adjustments based upon growth in EBITDA during two earnout periods ending in February 2020 and 2022. NSM did not make any payments related to the first Fresh Insurance earnout period.
On April 12, 2021, NSM sold Fresh Insurance’s motor business for net proceeds of £1.1 million ($1.5 million based upon the foreign exchange spot rate as of the transaction date). As of March 31, 2021, the Fresh Insurance motor business was classified as held for sale and NSM recognized a loss of $28.7 million in 2021. See Note 21 — “Held for Sale and Discontinued Operations”.
On December 3, 2018, NSM acquired all the net assets of KBK Insurance Group, Inc. (“KBK”), a specialized MGU focused on the towing and transportation space. NSM paid $60.0 million of upfront cash consideration for KBK. White Mountains contributed $29.0 million and NSM borrowed $30.1 million to fund the transaction. White Mountains recognized $59.4 million of goodwill and other intangible assets, reflecting acquisition date fair values, for which the relative fair values of goodwill and other intangible assets had not yet been finalized as of December 31, 2018. During 2019, NSM determined that the relative values of goodwill and other intangible assets recorded in connection with the KBK transaction were $32.6 million and $32.7 million, reflecting acquisition date fair values. The purchase price was subject to additional adjustments based upon growth in EBITDA during three earn out periods ending in December 2019, December 2020 and December 2021. During 2019, NSM recorded a purchase price adjustment of $5.9 million relating to the fair value of the contingent consideration liability in connection with the acquisition. During 2021 and 2020, NSM paid $6.7 million and $6.4 million related to the first and second KBK earnout periods.
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
On June 28, 2019, NSM acquired the renewal rights on its U.S. collector car business (the “Renewal Rights”) from American International Group, Inc. (“AIG”) for $82.5 million. The acquisition satisfied NSM’s obligation to acquire the Renewal Rights from AIG. See Note 20 — “Commitments and Contingencies”. White Mountains contributed $59.1 million to NSM and NSM borrowed $22.5 million to fund the transaction. White Mountains recognized $82.5 million of other intangible assets, reflecting the acquisition date fair value. See Note 4 — “Goodwill and Other Intangible Assets”.
On April 7, 2020, NSM acquired 100% of Kingsbridge Group Limited (“Kingsbridge”), a leading provider of commercial lines insurance and consulting services for the professional contractor and freelancer markets in the United Kingdom. NSM paid £107.2 million ($132.2 million based upon the foreign exchange spot rate at the date of acquisition) of upfront cash consideration for Kingsbridge. White Mountains contributed $80.3 million to NSM and NSM borrowed £42.5 million ($52.4 million based upon the foreign exchange spot rate at the date of acquisition) to fund the transaction. During 2020, NSM determined that the relative values of goodwill and other intangible assets recorded in connection with the Kingsbridge transaction were $111.5 million and $20.2 million, reflecting acquisition date fair values. The purchase price was subject to adjustment based upon growth in EBITDA during an earnout period ending in January 2022. During 2020, NSM initially recorded a liability relating to the fair value of the Kingsbridge contingent consideration of $4.1 million. During 2021 and 2020, NSM recognized pre-tax income (loss) of $(0.3) million and $4.1 million for the change in fair value of the Kingsbridge contingent consideration liability. As of December 31, 2021, there was no Kingsbridge contingent consideration liability. As of December 31, 2020, the Kingsbridge contingent consideration liability was $0.3 million.
On August 6, 2021, NSM acquired 100% of J.C. Taylor Insurance (“J.C. Taylor”), an MGA offering classic and antique collector car insurance. NSM paid $49.6 million of upfront cash consideration for J.C. Taylor. NSM borrowed $35.0 million under its credit facility to fund the acquisition. The remaining balance was funded with cash on hand at NSM. NSM recognized total assets acquired related to the J.C. Taylor transaction of $60.3 million, including goodwill and other intangible assets of $55.7 million, and total liabilities of $10.7 million. During 2021, NSM determined that the relative values of goodwill and other intangible assets recorded in connection with the J.C. Taylor transaction were $28.5 million and $27.2 million, reflecting acquisition date fair values.

The contingent consideration liabilities related to NSM’s acquisitions are subject to adjustments based upon EBITDA, EBITDA projections, and present value factors for acquired entities. For the years ended December 31, 2021 and 2020, NSM recognized pre-tax expense (income) of $1.0 million and $(3.3) million for the change in the fair value of its contingent consideration liabilities. Any future adjustments to contingent consideration liabilities under the agreements will be recognized through pre-tax income (loss). As of December 31, 2021 and 2020, NSM recognized total contingent consideration liabilities of $6.8 million and $14.6 million. During 2021 and 2020, NSM paid $8.8 million and $7.0 million of contingent consideration liabilities related to KBK and the U.K. vertical.

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
During the fourth quarter of 2019, White Mountains increased its total capital commitment to Kudu by $100.0 million to $350.0 million. During the fourth quarter of 2021, White Mountains increased its total capital commitment to Kudu by an additional $19.0 million to $369.0 million. As of December 31, 2021, Kudu has fully drawn on the total capital commitment.

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
Realized investment gains (losses) resulting from sales of investment securities are accounted for using the specific identification method. Premiums and discounts on all fixed maturity investments are amortized or accreted to income over the anticipated life of the investment. Short-term investments consist of interest-bearing money market funds, certificates of deposit and other securities, which at the time of purchase, mature or become available for use within one year.  Short-term investments are carried at fair value, which approximated amortized cost, as of December 31, 2021 and 2020.
Other long-term investments consist primarily of unconsolidated entities, including Kudu’s Participation Contracts, a bank loan fund, private equity funds, hedge funds, Lloyd’s trust deposits, ILS funds and private debt investments.
Net Investment Income

White Mountains’s net investment income is comprised primarily of interest income associated with White Mountains’s fixed maturity investments and short-term investments, dividend income from common equity securities, distributions from its investment in MediaAlpha and distributions from other long-term investments.
The following table presents pre-tax net investment income for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
Millions	2021	2020	2019
Fixed maturity investments	$28.8	$29.0	$32.4
Short-term investments	.6	1.1	5.0
Common equity securities	.1	6.6	13.5
Investment in MediaAlpha	—	59.9	8.0
Other long-term investments	56.3	35.6	22.1
Amount attributable to TPC Providers	(1.0)	—	—
Total investment income	84.8	132.2	81.0
Third-party investment expenses	(2.3)	(1.2)	(1.3)
Net investment income, pre-tax	$82.5	$131.0	$79.7

Net Realized and Unrealized Investment Gains (Losses)

The following table presents net realized and unrealized investment gains (losses) for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
Millions	2021	2020	2019
Realized investment gains (losses)
Fixed maturity investments	$3.9	$10.9	$4.9
Short-term investments	(.1)	.4	.2
Common equity securities	.4	137.2	85.9
Investment in MediaAlpha	160.3	63.8	—
Other long-term investments	(7.7)	(25.2)	5.6
Net realized investment gains (losses)	156.8	187.1	96.6

Unrealized investment gains (losses)
Fixed maturity investments	$(42.2)	$27.5	$38.6
Common equity securities	14.9	(130.6)	109.8
Investment in MediaAlpha	(540.6)	622.2	180.0
Other long-term investments	172.7	10.6	8.2
Net unrealized investment gains (losses)	(395.2)	529.7	336.6
Net realized and unrealized investment gains (losses), before amount attributable to TPC providers(1)	(238.4)	716.8	433.2
Amount attributable to TPC Providers	(7.7)	—	—
Net realized and unrealized investment gains (losses)	$(246.1)	$716.8	$433.2

Fixed maturity and short-term investments
Net realized and unrealized investment gains (losses)	$(38.4)	$38.8	$43.7
Less: net realized and unrealized gains (losses) on investment securities sold during the period	(8.4)	(8.7)	1.0
Net unrealized investment gains (losses) on investment securities held at the end of the period	$(30.0)	$47.5	$42.7

Common equity securities and investment in MediaAlpha
Net realized and unrealized investment gains (losses) on common equity securities	$15.3	$6.6	$195.7
Net realized and unrealized investment gains (losses) from investment in MediaAlpha	(380.3)	686.0	180.0
Total net realized and unrealized investment gains (losses)	(365.0)	692.6	375.7
Less: net realized and unrealized gains (losses) on investment securities sold during the period	20.3	38.3	24.0
Net unrealized investment gains (losses) on investment securities held at the end of the period	$(385.3)	$654.3	$351.7
(1) For 2021, 2020 and 2019, includes $(7.7), $4.0 and $(0.3) of realized and unrealized investment gains (losses) related to foreign currency exchange.

For the years ended December 31, 2021, 2020 and 2019, all of White Mountains’s net realized and unrealized investment gains (losses) were recorded in the consolidated statements of operations. There were no investment gains (losses) recorded in other comprehensive income.
White Mountains recognized gross realized investment gains of $212.3 million, $214.4 million and $104.0 million and gross realized investment losses of $55.5 million, $27.3 million and $7.4 million on sales of investment securities for the years ending December 31, 2021, 2020 and 2019.

The following table presents total gains included in earnings attributable to net unrealized investment gains for Level 3 investments for the years ended December 31, 2021, 2020 and 2019 for investments still held at the end of the period:

	Year Ended December 31,
Millions	2021	2020	2019
Other long-term investments (1)	$98.9	$276.0	$181.9
Total net unrealized investment gains, pre-tax - Level 3 investments	$98.9	$276.0	$181.9
(1) For 2020 and 2019, includes $278.7 and $180.0 of unrealized investment gains from White Mountains’s investment in MediaAlpha.

Proceeds from the sales and maturities of investments, excluding short-term investments, totaled $0.8 billion, $1.4 billion and $1.0 billion for the years ended December 31, 2021, 2020 and 2019.

Investment Holdings

The following tables present the cost or amortized cost, gross unrealized investment gains (losses) and carrying values of White Mountains’s fixed maturity investments as of December 31, 2021 and 2020.

	December 31, 2021
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Foreign Currency Gains (Losses)	Carrying Value
U.S. Government and agency obligations	$212.1	$.5	$(1.1)	$—	$211.5
Debt securities issued by corporations	993.3	8.7	(8.7)	(.4)	992.9
Municipal obligations	276.4	16.8	(1.3)	—	291.9
Mortgage and asset-backed securities	277.2	2.9	(2.5)	—	277.6
Collateralized loan obligations	136.5	—	(.4)	(1.1)	135.0
Total fixed maturity investments	$1,895.5	$28.9	$(14.0)	$(1.5)	$1,908.9

	December 31, 2020
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
U.S. Government and agency obligations	$173.2	$3.1	$—	$176.3
Debt securities issued by corporations	522.8	24.7	(.1)	547.4
Municipal obligations	244.0	21.0	—	265.0
Mortgage and asset-backed securities	211.7	6.8	—	218.5
Total fixed maturity investments	$1,151.7	$55.6	$(.1)	$1,207.2

The weighted average duration of White Mountains’s fixed income portfolio was 2.6 years, including short-term investments, and 3.2 years, excluding short-term investments, as of December 31, 2021.
The following table presents the cost or amortized cost and carrying value of White Mountains’s fixed maturity investments by contractual maturity as of December 31, 2021. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	December 31, 2021
Millions	Cost or Amortized Cost	Carrying Value
Due in one year or less	$136.7	$137.3
Due after one year through five years	866.2	865.0
Due after five years through ten years	365.7	371.5
Due after ten years	113.2	122.5
Mortgage and asset-backed securities and collateralized loan obligations	413.7	412.6
Total fixed maturity investments	$1,895.5	$1,908.9

The following tables present the cost or amortized cost, gross unrealized investment gains (losses), net foreign currency gains (losses), and carrying values of common equity securities, White Mountains’s investment in MediaAlpha and other long-term investments as of December 31, 2021 and 2020:

	December 31, 2021
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Foreign Currency Gains (Losses)	Carrying Value
Common equity securities	$236.3	$16.1	$—	$(1.3)	$251.1
Investment in MediaAlpha	$—	$261.6	$—	$—	$261.6
Other long-term investments	$1,186.7	$239.0	$(44.1)	$(3.8)	$1,377.8

	December 31, 2020
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Foreign Currency Gains (Losses)	Carrying Value
Investment in MediaAlpha	$—	$802.2	$—	$—	$802.2
Other long-term investments	$767.4	$95.8	$(78.1)	$1.7	$786.8

Fair Value Measurements
As of December 31, 2021 and 2020, White Mountains used quoted market prices or other observable inputs to determine fair value for approximately 68% and 73% of the investment portfolio. See Note 1 — “Basis of Presentation and Significant Accounting Policies”.

Fair Value Measurements by Level
The following tables present White Mountains’s fair value measurements for investments as of December 31, 2021 and 2020 by level. The major security types were based on the legal form of the securities. White Mountains has disaggregated its fixed maturity investments based on the issuing entity type, which impacts credit quality, with debt securities issued by U.S. government entities carrying minimal credit risk, while the credit and other risks associated with other issuers, such as corporations, municipalities or entities issuing mortgage and asset-backed securities vary depending on the nature of the issuing entity type. White Mountains further disaggregates debt securities issued by corporations by industry sector because investors often reference commonly used benchmarks and their subsectors to monitor risk and performance. Accordingly, White Mountains has further disaggregated this asset class into subclasses based on the similar sectors and industry classifications it uses to evaluate investment risk and performance against commonly used benchmarks, such as the Bloomberg Barclays U.S. Intermediate Aggregate.

	December 31, 2021
Millions	Fair Value	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. Government and agency obligations	$211.5	$211.5	$—	$—
Debt securities issued by corporations:
Financials	264.2	—	264.2	—
Consumer	178.1	—	178.1	—
Technology	117.9	—	117.9	—
Industrial	112.9	—	112.9	—
Healthcare	112.8	—	112.8	—
Utilities	70.9	—	70.9	—
Communications	56.0	—	56.0	—
Energy	48.0	—	48.0	—
Materials	32.1	—	32.1	—
Total debt securities issued by corporations	992.9	—	992.9	—

Municipal obligations	291.9	—	291.9	—
Mortgage and asset-backed securities	277.6	—	277.6	—
Collateralized loan obligations	135.0	—	135.0	—
Total fixed maturity investments	1,908.9	211.5	1,697.4	—

Short-term investments	465.9	465.9	—	—
Common equity securities (1)	251.1	—	251.1	—

Investment in MediaAlpha	261.6	261.6	—	—

Other long-term investments	895.3	—	4.7	890.6
Other long-term investments — NAV(2)	482.5	—	—	—
Total other long-term investments	1,377.8	—	4.7	890.6
Total investments	$4,265.3	$939.0	$1,953.2	$890.6
(1) Consist of investments in listed funds that predominantly invest in international equities.
(2) Consists of a bank loan fund, private equity funds, a hedge fund, Lloyd’s trust deposits and ILS funds for which fair value is measured at NAV using the practical expedient. Investments for which fair value is measured at NAV are not classified within the fair value hierarchy.

	December 31, 2020
Millions	Fair Value	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. Government and agency obligations	$176.3	$176.3	$—	$—

Debt securities issued by corporations:
Financials	133.9	—	133.9	—
Consumer	81.9	—	81.9	—
Industrial	66.9	—	66.9	—
Technology	66.7	—	66.7	—
Healthcare	51.5	—	51.5	—
Communications	44.5	—	44.5	—
Energy	35.8	—	35.8	—
Materials	33.9	—	33.9	—
Utilities	32.3	—	32.3	—
Total debt securities issued by corporations	547.4	—	547.4	—

Municipal obligations	265.0	—	265.0	—
Mortgage and asset-backed securities	218.5	—	218.5	—
Total fixed maturity investments	1,207.2	176.3	1,030.9	—

Short-term investments	142.8	142.8	—	—

Investment in MediaAlpha	802.2	802.2	—	—

Other long-term investments	614.2	—	—	614.2
Other long-term investments — NAV (1)	172.6	—	—	—
Total other long-term investments	786.8	—	—	614.2
Total investments	$2,939.0	$1,121.3	$1,030.9	$614.2
(1) Consists of private equity funds and ILS funds for which fair value is measured at NAV using the practical expedient. Investments for which fair value is measured at NAV are not classified within the fair value hierarchy.

Investments Held on Deposit or as Collateral

As of December 31, 2021 and 2020, investments of $479.5 million and $432.4 million, were held in trusts required to be maintained in relation to HG Global’s reinsurance agreements with BAM.
BAM and one of the Other Operating Businesses are required to maintain deposits with certain insurance regulatory agencies in order to maintain their insurance licenses. The fair value of such deposits, which represent state deposits and are included within the investment portfolio, totaled $4.8 million and $11.9 million as of December 31, 2021 and 2020.
Lloyd’s trust deposits are required of Lloyd's syndicates to protect policyholders in non-U.K. markets and are pledged into Lloyd’s trust accounts to provide a portion of the capital needed to support obligations at Lloyd’s. As of December 31, 2021, Ark held Lloyd’s trust deposits with a fair value of $113.8 million.
The underwriting capacity of a member of Lloyd’s must be supported by providing a deposit (“Funds at Lloyd’s”) in the form of cash, securities or letters of credit in an amount determined by Lloyd’s. The amount of such deposit is calculated for each member through the completion of an annual capital adequacy exercise. These requirements allow Lloyd’s to evaluate that each member has sufficient assets to meet its underwriting liabilities plus a required solvency margin. As of December 31, 2021, the fair value of Ark’s Funds at Lloyd’s investment deposits totaled $342.8 million.
As at December 31, 2021, Ark has $50.0 million of short-term investments pledged as collateral under an uncommitted stand by letter of credit. See Note 7 — “Debt”.

Debt Securities Issued by Corporations

The following table presents the credit ratings of debt securities issued by corporations held in White Mountains’s investment portfolio as of December 31, 2021 and 2020:

	Fair Value at December 31,
Millions	2021	2020
AAA	$12.0	$10.6
AA	85.0	57.9
A	490.4	318.3
BBB	396.8	159.6
BB	—	1.0
Other	8.7	—
Debt securities issued by corporations (1)	$992.9	$547.4
(1)    Credit ratings are based upon issuer credit ratings provided by Standard & Poor’s Financial Services LLC (“Standard & Poor’s”), or if unrated by Standard & Poor’s, long-term obligation ratings provided by Moody’s Investor Service, Inc.

Mortgage and Asset-backed Securities and Collateralized Loan Obligations

The following table presents the fair value of White Mountains’s mortgage and asset-backed securities and collateralized loan obligations as of December 31, 2021 and 2020:

	December 31, 2021			December 31, 2020
Millions	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
Mortgage-backed securities:
Agency:
FNMA	$125.4	$125.4	$—	$88.7	$88.7	$—
FHLMC	90.5	90.5	—	70.1	70.1	—
GNMA	40.1	40.1	—	40.6	40.6	—
Total agency (1)	256.0	256.0	—	199.4	199.4	—
Non-agency: Residential	.5	.5	—	—	—	—
Total non-agency	.5	.5	—	—	—	—
Total mortgage-backed securities	256.5	256.5	—	199.4	199.4	—
Other asset-backed securities:
Credit card receivables	12.3	12.3	—	11.3	11.3	—
Vehicle receivables	8.8	8.8	—	7.8	7.8	—
Total other asset-backed securities	21.1	21.1	—	19.1	19.1	—
Total mortgage and asset-backed securities	277.6	277.6	—	218.5	218.5	—
Collateralized loan obligations	135.0	135.0	—	—	—	—
Total mortgage and asset-backed securities and collateralized loan obligations	$412.6	$412.6	$—	$218.5	$218.5	$—
(1) Represents publicly traded mortgage-backed securities which carry the full faith and credit guaranty of the U.S. Government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

As of December 31, 2021, White Mountains’s investment portfolio included $135.0 million of collateralized loan obligations that are within the senior tranches of their respective fund securitization structures. All of White Mountains’s collateral loan obligations were rated AAA or AA as of December 31, 2021.

Investment in MediaAlpha

Following the MediaAlpha IPO, White Mountains’s investment in MediaAlpha is accounted for at fair value based on the publicly traded share price of MediaAlpha’s common stock and is presented as a separate line item on the balance sheet.
At the December 31, 2021 closing price of $15.44 per share, the fair value of White Mountains’s investment in MediaAlpha was $261.6 million. See Note 2 — “Significant Transactions”.

Other Long-Term Investments

The following table presents the carrying values of White Mountains’s other long-term investments as of December 31, 2021 and 2020:

	Fair Value at
Millions	December 31, 2021	December 31, 2020
Kudu’s Participation Contracts	$669.5	$400.6
PassportCard/DavidShield	120.0	95.0
Elementum Holdings L.P.	45.0	55.1
Other unconsolidated entities (1)	34.4	42.4
Total unconsolidated entities	868.9	593.1
Bank loan fund	163.0	—
Private equity funds and hedge funds	153.8	121.2
Lloyd’s trust deposits	113.8	—
ILS funds	51.9	51.4
Private debt investments	14.1	21.1
Other	12.3	—
Total other long-term investments	$1,377.8	$786.8
(1) Includes White Mountains’s non-controlling equity interests in certain private common equity securities, limited liability companies, convertible preferred securities and Simple Agreement for Future Equity (“SAFE”) investments.

Private Equity Funds and Hedge Funds
White Mountains invests in private equity funds and hedge funds, which are included in other long-term investments. The fair value of these investments is generally estimated using the net asset value (“NAV”) of the funds. As of December 31, 2021, White Mountains held investments in twelve private equity funds and one hedge fund.  The largest investment in a single private equity fund or hedge fund was $31.3 million as of December 31, 2021 and $29.1 million as of December 31, 2020.
The following table presents the fair value of investments and unfunded commitments in private equity funds and hedge funds by investment objective and sector as of December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
Millions	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments

Private equity funds
Aerospace/Defense/Government	$69.8	$11.8	$69.1	$15.3
Financial services	67.7	29.3	23.5	30.4
Real estate	4.3	2.9	—	—
Manufacturing/Industrial	—	—	28.6	—
Total private equity funds	141.8	44.0	121.2	45.7

Hedge funds
European small/mid cap	12.0	—	—	—
Total hedge funds	12.0	—	—	—
Total private equity funds and hedge funds included in other long-term investments	$153.8	$44.0	$121.2	$45.7

Investments in private equity funds are generally subject to a lock-up period during which investors may not request a redemption. Distributions prior to the expected termination date of the fund may be limited to dividends or proceeds arising from the liquidation of the fund’s underlying investments. In addition, certain private equity funds have the option to extend the lock-up period.
The following table presents investments in private equity funds that were subject to lock-up periods as of December 31, 2021:

Millions	1 – 3 years	3 – 5 years	5 – 10 years	>10 years	Total
Private equity funds — expected lock-up period remaining	$.1	$13.9	$116.3	$11.5	$141.8

Investors in private equity funds are generally subject to indemnification obligations outside of the capital commitment period and prior to the winding up of the fund. As of December 31, 2021 and 2020, White Mountains is not aware of any indemnification claims relating to its investments in private equity funds.
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

Lloyd’s Trust Deposits
White Mountains’s other long-term investments include Lloyd’s trust deposits, which consists of non-U.K. deposits and Canadian comingled pooled funds. The Lloyd’s trust deposits invest primarily in short-term government securities, agency securities and corporate bonds held in trusts that are managed by Lloyd's of London. These investments are required of Lloyd's syndicates to protect policyholders in non-U.K. markets and are pledged into Lloyd’s trust accounts to provide a portion of the capital needed to support obligations at Lloyd’s. The fair value of the Lloyd’s trust deposits is generally estimated using the NAV of the funds. As of December 31, 2021, White Mountains held Lloyd’s trust deposits with a fair value of $113.8 million.

Bank Loan Fund
White Mountains’s other long-term investments include a bank loan fund with a fair value of $163.0 million as of December 31, 2021. The fair value of this investment is estimated using the NAV of the fund. The bank loan fund’s investment objective is to provide, on an unleveraged basis, high current income consistent with preservation of capital and low duration. The bank loan fund primarily invests in a broad portfolio of U.S. dollar-denominated, non-investment grade, floating-rate senior secured loans and may invest in other financial instruments, such as secured and unsecured corporate debt, credit default swaps, reverse repurchase agreements, synthetic indices and cash and cash equivalents.
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

Insurance-Linked Securities Funds
White Mountains’s other long-term investments include ILS fund investments. The fair value of these investments is generally estimated using the NAV of the funds. As of December 31, 2021, White Mountains held investments in ILS funds with a fair value of $51.9 million.
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

Rollforward of Level 3 Investments

Level 3 measurements as of December 31, 2021 and 2020 consist of securities for which the estimated fair value has not been determined based upon quoted market price inputs for identical or similar securities. The following table presents the changes in White Mountains’s fair value measurements for Level 3 investments for the years ended December 31, 2021 and 2020:

Level 3 Investments
Millions	Other Long-term Investments		Common Equity Securities	Other Long-term Investments and Investment in MediaAlpha pre-IPO
Balance at December 31, 2020	$614.2	Balance at December 31, 2019	$.1	654.0
Net realized and unrealized gains	117.3	Net realized and unrealized gains	—	275.6
Amortization/accretion	—	Amortization/accretion	—	—
Purchases	225.4	Purchases	—	151.5
Sales	(75.9)	Sales	(.1)	(8.2)
Effect of Ark Transaction	9.6	Effect of MediaAlpha IPO (1)	—	(458.7)
Transfers in	—	Transfers in	—	—
Transfers out	—	Transfers out	—	—
Balance at December 31, 2021	$890.6	Balance at December 31, 2020	$—	$614.2
(1) Represents the reclassification of White Mountains’s investment in MediaAlpha from a level 3 measurement to a level 1 measurement in connection with the MediaAlpha IPO. See Note 2 - “Significant Transactions”.

Fair Value Measurements — Transfers Between Levels - For Years Ended December 31, 2021 and 2020
Transfers between levels are recorded using the fair value measurement as of the end of the quarterly period in which the event or change in circumstance giving rise to the transfer occurred.
During 2021 and 2020, there were no fixed maturity investments or other long-term investments classified as Level 3 measurements in the prior period that were transferred to Level 2 measurements.
During 2021 and 2020, there were no fixed maturity investments or other long-term investments classified as Level 2 measurements in the prior period that were transferred to Level 3 measurements.
During 2020, in connection with the MediaAlpha IPO, White Mountains’s investment in MediaAlpha was reclassified from a Level 3 measurement to a Level 1 measurement.

Significant Unobservable Inputs

The following tables present significant unobservable inputs used in estimating the fair value of White Mountains’s other long-term investments, classified within Level 3 as of December 31, 2021 and 2020. The tables below exclude $46.7 million and $27.6 million of Level 3 other long-term investments generally valued based on recent or expected transaction prices. The fair value of investments in private equity funds, hedge funds, Lloyd’s trust deposits, bank loans funds and ILS funds are generally estimated using the NAV of the funds.

$ in Millions	December 31, 2021
Description	Valuation Technique(s) (1)	Fair Value (2)	Unobservable Inputs
			Discount Rate (6)	Terminal Cash Flow Exit Multiple (x) or Terminal Revenue Growth Rate (%) (6)
Kudu’s Participation Contracts (3)(4)(5)	Discounted cash flow	$669.5	18% - 23%	7x - 13x
PassportCard/DavidShield	Discounted cash flow	$120.0	23%	4%
Elementum Holdings, L.P.	Discounted cash flow	$45.0	17%	4%
Private debt investments	Discounted cash flow	$9.4	8%	N/A
(1) Key inputs to the discounted cash flow analysis generally include projections of future revenue and earnings, discount rates and terminal exit multiples or growth rates.
(2) Includes the net unrealized investment gains (losses) associated with foreign currency; foreign currency effects based on observable inputs.
(3) Since Kudu’s Participation Contracts are not subject to corporate taxes within Kudu Investment Management, LLC, pre-tax discount rates are applied to pre-tax cash flows in determining fair values. The weighted average discount rate and weighted average terminal cash flow exit multiple applied to Kudu’s Participation Contracts is 20% and 10x.
(4) In 2021, Kudu deployed a total of $223.4 in new and existing Kudu Participation Contracts, including TIG Advisors, TK Partners, Third Eye Capital Management, Douglass Winthrop Advisors, Granahan Investment Management and Radcliffe Capital Management.
(5) As of December 31, 2021, one of Kudu’s Participation Contracts with a total fair value of $78.8 was valued using a probability weighted expected return method, which was based on a discounted cash flow analysis and an expected sale transaction.
(6) Increases (decreases) to the discount rates in isolation would result in lower (higher) fair value measurements, while increases (decreases) to the terminal cash flow exit multiples or terminal revenue growth rates in isolation would result in higher (lower) fair value measurements.

$ in Millions	December 31, 2020
Description	Valuation Technique(s) (1)	Fair Value (2)	Unobservable Inputs
			Discount Rate (6)	Terminal Cash Flow Exit Multiple (x) or Terminal Revenue Growth Rate (%) (6)
Kudu’s Participation Contracts (3)(4)	Discounted cash flow	$400.6	18% - 23%	7x - 12x
PassportCard/DavidShield (5)	Discounted cash flow	$95.0	23%	4%
Elementum Holdings, L.P.	Discounted cash flow	$55.1	17%	4%
Private debt investments	Discounted cash flow	$17.1	4% - 8%	N/A
Other	Discounted cash flow	$18.8	20% - 24%	4%
(1) Key inputs to the discounted cash flow analysis generally include projections of future revenue and earnings, discount rates and terminal exit multiples or growth rates.
(2) Includes the net unrealized investment gains (losses) associated with foreign currency; foreign currency effects based on observable inputs.
(3) Since Kudu’s Participation Contracts are not subject to corporate taxes within Kudu Investment Management, LLC, pre-tax discount rates are applied to pre-tax cash flows in determining fair values. The weighted average discount rate and weighted average terminal cash flow exit multiple applied to Kudu’s Participation Contracts is 20% and 10x.
(4) In 2020, Kudu deployed a total of $118.2 in new Kudu Participation Contracts, including Creation Investments Capital, Sequoia Financial Group, Channel Capital and Ranger Investment Management.
(5) In 2020, White Mountains made an additional $15.0 investment in PassportCard/DavidShield. See Note 2 — “Significant Transactions”.
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
The following table presents the economic lives, acquisition date fair values, accumulated amortization and net carrying values for other intangible assets and goodwill, by company as of December 31, 2021 and 2020:

$ in Millions	Weighted Average Economic Life (in years)	December 31, 2021				December 31, 2020
		Acquisition Date Fair Value	Accumulated Amortization	Impairments and Amounts Allocated to Held for Sale	Net Carrying Value	Acquisition Date Fair Value	Accumulated Amortization	Impairments	Net Carrying Value
Goodwill:
Ark	N/A	$116.8	$—	$—	$116.8	$—	$—	$—	$—
NSM (1)	N/A	533.4	—	30.2	503.2	506.4	—	—	506.4
Kudu	N/A	7.6	—	—	7.6	7.6	—	—	7.6
Other Operations	N/A	17.9	—	—	17.9	11.5	—	—	11.5
Total goodwill		675.7	—	30.2	645.5	525.5	—	—	525.5
Other intangible assets:
Ark
Underwriting Capacity	N/A	175.7	—	—	175.7	—	—	—	—
NSM (1)
Customer relationships	9.0	159.9	57.0	3.5	99.4	136.2	36.7	3.5	96.0
Trade names	18	68.6	11.9	1.0	55.7	65.4	8.3	1.0	56.1
Information technology platform	0	3.1	1.4	1.7	—	3.1	1.4	1.7	—
Renewal rights	12	82.5	15.8	—	66.7	82.5	4.9	—	77.6
Other	3.3	1.1	.7	—	.4	1.7	1.0	—	.7
Subtotal		315.2	86.8	6.2	222.2	288.9	52.3	6.2	230.4
Kudu
Trade names	7	2.2	.9	—	1.3	2.2	.6	—	1.6
Other Operations
Trade names	17.5	8.2	1.5	—	6.7	3.6	.3	—	3.3
Customer relationships	13.0	18.8	4.5	—	14.3	14.2	1.4	—	12.8
Insurance licenses (2)	N/A	—	—	—	—	8.6	—	—	8.6
Other	5.3	.3	.1	—	.2	.3	.1	—	.2
Subtotal		27.3	6.1	—	21.2	26.7	1.8		24.9
Total other intangible assets		520.4	93.8	6.2	420.4	317.8	54.7	6.2	256.9
Total goodwill and other intangible assets		$1,196.1	$93.8	$36.4	1,065.9	$843.3	$54.7	$6.2	782.4
Goodwill and other intangible assets attributed to non-controlling interests					(117.6)				(28.1)
Goodwill and other intangible assets included in White Mountains’s common shareholders’ equity					$948.3				$754.3
(1) During 2021, NSM’s goodwill and intangible assets includes $(1.5) and $(0.3) of the effect of foreign currency translation. During 2020, NSM’s goodwill and intangible assets includes $13.4 and $1.6 of the effect of foreign currency translation.
(2) As of December 31, 2021, White Mountains has classified one of its Other Operating Businesses as held for sale, which includes of $8.6 of insurance licenses. See Note. 21 — “Held for Sale and Discontinued Operations”.

Intangible Assets Valuation Methods

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
The following table presents a summary of the acquisition date fair values of goodwill and other intangible assets for acquisitions completed during 2021 and 2020:

$ in Millions
Acquisition of Subsidiary/ Asset	Goodwill and Other Intangible Assets (1)	Acquisition Date
Kingsbridge	$131.7	April 7, 2020
J.C. Taylor	55.7	August 6, 2021
Total NSM segment	$187.4
Ark	$292.5	January 1, 2021
Other Operations	$31.1	Various
(1) Acquisition date fair values include the effect of adjustments during the measurement period and excludes the effect of foreign currency translation subsequent to the acquisition date.

Goodwill and Other Intangible Asset Rollforward

The following table presents the change in goodwill and other intangible assets:

	December 31, 2021			December 31, 2020
Millions	Goodwill	Other Intangible Assets	Total Goodwill and Other Intangible Assets	Goodwill	Other Intangible Assets	Total Goodwill and Other Intangible Assets
Beginning balance	$525.5	$256.9	$782.4	$394.7	$260.0	$654.7
Acquisition of businesses (1)	71.5	—	71.5	140.0	—	140.0
Ark Transaction	116.8	175.7	292.5	—	—	—
Attribution of acquisition date fair value estimates between goodwill and other intangible assets (2)	(36.5)	36.5	—	(23.2)	23.2	—
Measurement period adjustments(5)	(.1)	—	(.1)	.6	6.6	7.2
Dispositions of businesses	—	—	—	—	—	—
Amortization	—	(39.8)	(39.8)	—	(28.3)	(28.3)
Impairments (3)	—	—	—	—	(6.2)	(6.2)
Assets held for sale		(8.6)	(8.6)	—	—	—
Loss on assets held for sale (4)	(30.2)	—	(30.2)	—	—	—
Foreign currency translation	(1.5)	(.3)	(1.8)	13.4	1.6	15.0
Ending balance	$645.5	$420.4	$1,065.9	$525.5	$256.9	$782.4
(1) During 2021, amounts include acquisition of J.C. Taylor of $55.7 and acquisitions within Other Operations of $15.8. During 2020, amounts include acquisition of Kingsbridge of $125.1 and acquisitions within Other Operations of $14.9.
(2)     During 2021, the attribution of acquisition date fair value estimates between goodwill and other intangible assets were $27.2 for the acquisition of J.C. Taylor and $9.3 for acquisitions within Other Operations segment. During 2020, the attribution of acquisition date fair value estimates between goodwill and other intangible assets were $13.6 for the acquisition of Kingsbridge and $9.6 for acquisitions within Other Operations segment.
(3) In 2020, impairments relate to NSM’s UK vertical.
(4) Relates to the sale of NSM’s Fresh Insurance’s motor business recorded in 2021. This amount excludes $1.5 of net proceeds related to the sale.
(5)     Measurement period adjustments relate to updated information about acquisition date fair values of assets acquired and liabilities assumed. During 2021, adjustments relate to acquisitions within the Other Operations segment. During 2020, adjustments primarily relate to contingent considerations of $4.1 in connection with the acquisition of Kingsbridge and the remaining amount related to acquisitions within Other Operations segment.

During the years ended December 31, 2021 and 2020, White Mountains did not recognize any impairments to goodwill.
On April 12, 2021, NSM sold Fresh Insurance’s motor business. During 2021, in connection with the sale, White Mountains recognized a loss of $28.7 million. See Note 21 — “Held for Sale and Discontinued Operations”.
During 2020, White Mountains recognized impairments of other intangible assets of $6.2 million related to the UK vertical. The impairments related to lower premium volumes, including due to the impact of the COVID-19 pandemic, and certain reorganization initiatives at the UK vertical.
During 2019, White Mountains recognized an impairment of other intangible assets of $2.4 million related to Fresh Insurance and impairments of goodwill and other intangible assets of $7.6 million and $0.4 million, respectively, related to Other Operations. Impairment charges are presented within general and administrative assets expenses for the segments affected on the statement of operations.

Amortization of Other Intangible Assets

Amortization expense was $39.8 million, $28.3 million and $21.8 million for the years ended December 31, 2021, 2020 and 2019.
White Mountains expects to recognize amortization expense in each of the next five years as the following table presents:

Millions	Amortization Expense
2022	$39.4
2023	36.0
2024	32.7
2025	30.5
2026 and years after	106.1
Total (1)	$244.7
(1) Excludes Ark’s indefinite-lived intangible assets of $175.7.
Note 5.  Loss and Loss Adjustment Expense Reserves

Ark establishes loss and LAE reserves that are estimates of amounts needed to pay claims and related expenses in the future for insured events that have already occurred. The process of estimating reserves involves a considerable degree of judgment by management and, as of any given date, is inherently uncertain.
HG Re and BAM do not have any outstanding loss and LAE reserves related to BAM’s municipal bond guarantee business.
Loss and LAE reserves are typically comprised of case reserves for claims reported and reserves for losses that have occurred but for which claims have not yet been reported, referred to as IBNR reserves. IBNR reserves include a provision for expected future development on case reserves. Case reserves are estimated based on the experience and knowledge of claims staff regarding the nature and potential cost of each claim and are adjusted as additional information becomes known or payments are made. IBNR reserves are derived by subtracting paid loss and LAE and case reserves from estimates of ultimate loss and LAE. Actuaries estimate ultimate loss and LAE using various generally accepted actuarial methods applied to known losses and other relevant information. Like case reserves, IBNR reserves are adjusted as additional information becomes known or payments are made.
Losses and LAE are categorized by the year in which the policy is underwritten (the year of account, or underwriting year) for purposes of Ark’s claims management and estimation of the ultimate loss and LAE reserves. For purposes of Ark’s reporting under GAAP, losses and LAE are categorized by the year in which the claim is incurred (the accident year).
Ultimate loss and LAE are generally determined by extrapolation of claim emergence and settlement patterns observed in the past that can reasonably be expected to persist into the future. In forecasting ultimate loss and LAE with respect to any line of business, past experience with respect to that line of business is the primary resource, but cannot be relied upon in isolation. Ark’s own experience, particularly claims development experience, such as trends in case reserves, payments on and closings of claims, as well as changes in business mix and coverage limits, is the most important information for estimating its reserves. External data, available from organizations such as the Lloyd’s Market Association, consulting firms and other insurance and reinsurance companies, is used to supplement or corroborate Ark’s own experience. External data can be especially useful for estimating costs on newer lines of business. Ultimate loss and LAE for major losses and catastrophes are estimated based on the known and expected exposures to the loss event, rather than simply relying on the extrapolation of reported and settled claims.
For some lines of business, such as long-tail coverages discussed below, claims data reported in the most recent years of account are often too limited to provide a meaningful basis for analysis due to the typical delay in reporting and settling of claims. For this type of business, Ark uses an expected loss ratio method for the initial years of account. This is a standard and accepted actuarial reserve estimation method in these circumstances in which the loss ratio is selected based upon information used in pricing policies for that line of business, as well as any publicly available industry data, such as industry pricing, experience and trends, for that line of business.

Uncertainties in estimating ultimate loss and LAE are magnified by the time lag between when a claim actually occurs and when it is reported and eventually settled. This time lag is sometimes referred to as the “claim-tail”. The claim-tail for reinsurance and insurance obtained through brokers, MGAs and reinsurance intermediaries (collectively the “insurance and reinsurance intermediaries”) is further extended because claims are first reported to either the original primary insurance company or the insurance and reinsurance intermediaries. The claim-tail for most property coverages is typically short (usually a few days up to a few months). Settlements for casualty/liability coverages can extend for long periods of time as claims are often reported and ultimately paid or settled years after the related loss events occur. During the long claims reporting and settlement period, additional facts regarding coverages written in prior years of account, as well as about actual claims and trends, may become known and, as a result, Ark may adjust its reserves. The inherent uncertainties of estimating reserves are increased by the diversity of loss development patterns among different types of reinsurance treaties, facultative contracts or direct insurance contracts, the necessary reliance on the ceding companies and insurance and reinsurance intermediaries for information regarding reported claims and the differing reserving practices among ceding companies and insurance and reinsurance intermediaries.
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
Ark performs an actuarial review of its recorded loss and LAE reserves each quarter, using several generally accepted actuarial methods to evaluate its loss reserves, each of which has its own strengths and weaknesses. Management places more or less reliance on a particular method based on the facts and circumstances at the time the reserve estimates are made. These methods generally fall into one of the following categories or are hybrids of one or more of the following categories:

•Historical paid loss development methods: These methods use historical loss payments over discrete periods of time to estimate future losses. Historical paid loss development methods assume that the ratio of losses paid in one period to losses paid in an earlier period will remain constant. These methods necessarily assume that factors that have affected paid losses in the past, such as inflation or the effects of litigation, will remain constant in the future. Because historical paid loss development methods do not use case reserves to estimate ultimate losses, they can be more reliable than the other methods discussed below that look to case reserves (such as actuarial methods that use incurred losses) in situations where there are significant changes in how case reserves are established by a company’s claims adjusters. However, historical paid loss development methods are more leveraged, meaning that small changes in payments have a larger impact on estimates of ultimate losses, than actuarial methods that use incurred losses because cumulative loss payments take much longer to approach the expected ultimate losses than cumulative incurred amounts. In addition, and for similar reasons, historical paid loss development methods are often slow to react to situations when new or different factors arise than those that have affected paid losses in the past.

•Historical incurred loss development methods: These methods, like historical paid loss development methods, assume that the ratio of losses in one period to losses in an earlier period will remain constant in the future. However, instead of using paid losses, these methods use incurred losses (i.e., the sum of cumulative historical loss payments plus outstanding case reserves) over discrete periods of time to estimate future losses. Historical incurred loss development methods can be preferable to historical paid loss development methods because they explicitly take into account open cases and the claims adjusters’ evaluations of the cost to settle all known claims. However, historical incurred loss development methods necessarily assume that case reserving practices are consistently applied over time. Therefore, when there have been significant changes in how case reserves are established, using incurred loss data to project ultimate losses can be less reliable than other methods.

•Expected loss ratio methods: These methods are based on the assumption that ultimate losses vary proportionately with premiums. Expected loss ratios are typically developed based upon the information used in pricing, and are multiplied by the total amount of premiums earned to calculate ultimate losses. Expected loss ratio methods are useful for estimating ultimate losses in the early years of long-tailed lines of business, when little or no paid or incurred loss information is available.

•Bornhuetter-Ferguson methods: These methods are a blend of the expected loss ratio and loss development methods. The percent of incurred (or paid) loss to ultimate loss implied by the selected development pattern from the incurred (or paid) loss development method is used to determine the percentage of ultimate loss yet to be developed. Inception to date losses are added to losses yet to be developed, yielding an estimate of ultimate for each year of account.

•Adjusted historical paid and incurred loss development methods: These methods take traditional historical paid and incurred loss development methods and adjust them for the estimated impact of changes from the past in factors such as inflation, the speed of claim payments or the adequacy of case reserves. Adjusted historical paid and incurred loss development methods are often more reliable methods of predicting ultimate losses in periods of significant change, provided the actuaries can develop methods to reasonably quantify the impact of changes.

As part of Ark’s quarterly actuarial review, Ark compares the previous quarter’s projections of incurred, paid and case reserve activity, including amounts incurred but not reported, to actual amounts experienced in the quarter. Differences between previous estimates and actual experience are evaluated to determine whether a given actuarial method for estimating loss and LAE reserves should be relied upon to a greater or lesser extent than it had been in the past. While some variance is expected each quarter due to the inherent uncertainty in estimating loss and LAE reserves, persistent or large variances would indicate that prior assumptions and/or reliance on certain actuarial methods may need to be revised going forward.
Upon completion of each quarterly review, Ark selects indicated loss and LAE reserve levels based on the results of the actuarial methods described previously, which are the primary consideration in determining management's best estimate of required loss and LAE reserves. However, in making its best estimate, management also considers other qualitative factors that may lead to a difference between held reserves and the actuarial central estimate of reserves. Typically, these qualitative factors are considered when management and Ark’s actuaries conclude that there is insufficient historical incurred and paid loss information or that trends included in the historical incurred and paid loss information are likely to repeat in the future. Such qualitative factors include, among others, recent entry into new markets or new products, improvements in the claims department that are expected to lessen future ultimate loss costs, legal and regulatory developments, or other uncertainties that may arise.

Ark Reserve Estimation by Line of Business

The process of establishing loss and LAE reserves, including amounts incurred but not reported, is complex and imprecise as it must consider many variables that are subject to the outcome of future events. As a result, informed subjective estimates and judgments as to the ultimate exposure to losses are an integral component of the loss and LAE reserving process. Ark categorizes and tracks insurance and reinsurance reserves by “reserving class of business” for each underwriting office, London and Bermuda, and then aggregates the reserving classes by line of business, which are summarized herein as property and accident & health, marine & energy, specialty, casualty - active and casualty - runoff.
Ark regularly reviews the appropriateness of its loss and LAE reserves at the reserving class of business level, considering a variety of trends that impact the ultimate settlement of claims for the subsets of claims in each particular reserving class.
For loss and LAE reserves as of December 31, 2021, Ark considers that the impact of the various reserving factors, as described below, on future paid losses would be similar to the impact of those factors on historical paid losses.
The major causes of material uncertainty (i.e., reserving factors) generally will vary for each line of business, as well as for each separately analyzed reserving class of business within the line of business. Also, reserving factors can have offsetting or compounding effects on estimated loss and LAE reserves. In almost all cases, it is impossible to discretely measure the effect of a single reserving factor and construct a meaningful sensitivity expectation. Actual results will likely vary from expectations for each of these assumptions, resulting in an ultimate claim liability that is different from that being estimated currently.
Additional causes of material uncertainty exist in most product lines and may impact the types of claims that could occur within a particular line of business or reserving class of business. Examples where reserving factors, within a line of business or reserving class of business, are subject to change include changing types of insured (e.g., type of insured vehicle, size of account, industry insured, jurisdiction), changing underwriting standards, or changing policy provisions (e.g., deductibles, policy limits, endorsements).
Following is a detailed description of the reserve factors and consideration for each of the major product lines.

Property and Accident & Health
Ark’s property and accident & health reserving line of business contains short-tailed reserving classes. As such, reserving for these classes generally involves less uncertainty given the speed of settlement.
For property reserving classes, the reserve risk is driven primarily by occasional catastrophe events, though the financial effect of these is mitigated by reinsurance and retrocessional purchases. Ark writes property business on both an insurance and reinsurance basis. The insurance business primarily consists of direct and facultative contracts. However, some business is written through lineslips and MGA binding authorities, which could have a longer tail due to the increased exposure period caused by underlying policies attaching to the binder contract. The reinsurance business can also have a longer tail due to timing delays resulting from attachment points on excess of loss contracts.
For accident & health reserving classes, the losses emanate from a wide range of personal accident, sickness, travel and medical insurance risks. The underlying business is a mix of direct and facultative contracts, as well as some MGA and reinsurance contracts, which are typically shorter tail lines. Certain smaller components of the accident & health business can be longer-tailed. The accident & health business is also exposed to occasional catastrophic events though not to the same degree as the property business.

Marine & Energy
Ark’s marine & energy reserving line of business is underwritten on both an insurance and reinsurance basis and can be broken down into physical damage on marine risks, physical damage on upstream energy platforms, and marine & energy liabilities.
The marine reserving classes consist primarily of marine hull, cargo and specie risks. These all generally have some element of transportability, which mitigates the catastrophe risk exposure. For example, having the ability to move out of the path of a hurricane if provided with sufficient notice. The marine reserving classes are generally shorter-tailed.
The energy platform reserving classes cover risks that are less transportable and therefore are exposed to catastrophe events similar to property reserving classes. Other energy reserving classes cover construction contracts, which often have considerably protracted exposure periods with the bulk of the risk towards end of the coverage period. This can have the effect of increasing the tail on an otherwise short-tail reserving class.
The marine & energy liability reserving classes, which represent a smaller portion of the marine & energy business, are typically longer-tailed compared to physical damage reserving classes.

Specialty
Ark’s specialty portfolio is comprised of a diverse portfolio of insurance and reinsurance subclasses of business. Certain subclasses of business are exposed to both catastrophe events and man-made loss events, for example terrorism, political violence and space. Although these subclasses have different coverage and exposures, they are all short-tailed in nature and have similar reserving features.

Casualty – Active and Casualty – Runoff
Ark’s casualty reserving lines of business, which include casualty–active and casualty–runoff, are long-tailed classes of business. Consequently, the ultimate liability may not be known at the date of loss, which results in greater uncertainty when reserving for casualty lines.
The casualty–active line of business consists of U.S. reinsurance and insurance risks written on an excess of loss basis. The casualty–runoff line of business consists of international reinsurance risks and U.S. casualty insurance risks written through an MGA binding authority. The losses arising from these lines of business are primarily related to medical malpractice, professional liability and general liability coverages, which are long-tailed lines of business.
Casualty policies are generally written on either a claims made or occurrence basis. On a claims made basis, the trigger of loss is based on the date that the loss is reported. On an occurrence basis, the trigger of loss is the date that the loss occurred. Due to delays between loss occurrence and loss reporting, business written on an occurrence basis can be longer-tailed than business written on a claims made basis.
There are a number of common reserving factors for casualty lines that can affect the estimated casualty reserves, including:
•Changes in claim-handling practices, both in-house and through third-party claims administrators,
•Changes in court interpretations of policy provisions, and
•Trends in litigation or jury awards.

Cumulative Number of Reported Claims

Ark counts a claim for each unique combination of individual claimant and loss event. The claim is counted only if, net of any applicable deductibles, a payment has been made or a case reserve has been recorded or is anticipated to be recorded. A claim is still counted if the claim is closed with no payment. Bulk-coded losses are counted as one claim as underlying claim counts are not available.

Discounting

Ark does not discount loss and LAE reserves.

Impact of Third-Party Capital

For the years of account prior to the Ark Transaction, a significant proportion of the Syndicates’ underwriting capital was provided by TPC Providers using whole account reinsurance contracts with Ark’s corporate member. The TPC Providers’ participation in the Syndicates for the 2020 and 2019 open years of account is 42.8% and 58.3% of the total net result of the Syndicates. For the years of account subsequent to the Ark Transaction, Ark is no longer using TPC Providers to provide underwriting capital for the Syndicates.
A Reinsurance to Close (“RITC”) agreement is generally put in place after the third year of operations for a year of account such that the outstanding loss and LAE reserves, including future development thereon, are reinsured into the next year of account. As a result and in combination with the changing participation provided by TPC Providers, Ark’s participation on outstanding loss and LAE reserves reinsured into the next year of account may change, perhaps significantly. For example, during 2021, an RITC was executed such that the outstanding loss and LAE reserves for claims arising out of the 2018 year of account, for which the TPC Providers’ participation in the total net results of the Syndicates was 57.6%, were reinsured into the 2019 year of account, for which the TPC Providers’ participation in the total net results of the Syndicates is 58.3%.

Loss and Loss Adjustment Expense Reserve Summary

The following table summarizes the loss and LAE reserve activity of Ark’s insurance and reinsurance subsidiaries for the year ended December 31, 2021:

Millions	Year Ended December 31, 2021
Gross beginning balance	$696.0
Less: beginning reinsurance recoverable on unpaid losses (1)	(433.4)
Net loss and LAE reserves	262.6

Losses and LAE incurred relating to:
Current year losses	336.3
Prior year losses	(21.5)
Net incurred losses and LAE	314.8

Loss and LAE paid relating to:
Current year losses	(43.9)
Prior year losses	(61.6)
Net paid losses and LAE	(105.5)

Change in TPC Providers’ participation (2)	(2.2)
Foreign currency translation and other adjustments to loss and LAE reserves	(3.9)

Net ending balance	465.8
Plus: ending reinsurance recoverable on unpaid losses (1)	428.9
Gross ending balance	$894.7
(1) The beginning reinsurance recoverable on unpaid losses and ending reinsurance recoverable on unpaid losses includes amounts attributable to TPC Providers of $319.2 and $276.8.
(2) Amount represents a decrease in net loss and LAE reserves due to a change in the TPC Providers’ participation during 2021, related to the RITC for the 2018 year of account.

During the year ended December 31, 2021, Ark experienced $21.5 million of net favorable loss reserve development. Ark’s net favorable loss reserve development was driven primarily by the accident & health ($8.9 million), casualty – ongoing ($3.7 million), specialty ($3.3 million) and casualty – runoff ($3.3 million) reserving lines of business. The favorable loss reserve development in the property and accident & health reserving line of business was driven primarily by positive claims experience within the 2018 and 2019 accident years.

The following table summarizes the unpaid loss and LAE reserves, net of reinsurance recoverables on unpaid losses, for each of Ark’s major reserving lines of business as of December 31, 2021:

Millions	As of December 31, 2021
Property and Accident & Health	$175.0
Marine & Energy	99.3
Specialty	85.2
Casualty - Active	37.4
Casualty - Runoff	68.4
Other	0.5
Unpaid loss and LAE reserves, net of reinsurance recoverables on unpaid losses	465.8
Plus: Reinsurance recoverables on unpaid losses (1)
Property and Accident & Health	145.2
Marine & Energy	70.2
Specialty	68.9
Casualty - Active	41.4
Casualty - Runoff	103.2
Total Reinsurance recoverables on unpaid losses (1)	428.9
Total unpaid loss and LAE reserves	$894.7
(1) The reinsurance recoverables on unpaid losses include amounts attributable to TPC Providers of $276.8.

The following five tables include one table each for the property and accident & health, marine & energy, specialty, casualty-active and casualty-runoff reserving lines of business, and are presented net of reinsurance, which includes the impact of whole-account quota-share reinsurance arrangements related to TPC Providers. Through the annual RITC process, Ark’s participation on outstanding loss and LAE reserves on prior years of account can fluctuate. Depending on the change in the TPC Providers’ participation from one year of account to the next, the impact could be significant and is reflected in the tables on an accident year basis. The following table summarizes the participation of Ark’s TPC Providers by year of account:

	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
TPC Providers’ Participation	—%	—%	66.2%	70.0%	59.6%	60.0%	57.6%	58.3%	42.8%	—%

Each of the five tables includes three sections.
The top section of the table presents, for each of the previous 10 accident years (1) cumulative total undiscounted incurred loss and LAE as of each of the previous 10 year-end evaluations, (2) total IBNR plus expected development on reported claims as of December 31, 2021, and (3) the cumulative number of reported claims as of December 31, 2021.
The middle section of the table presents cumulative paid loss and LAE for each of the previous 10 accident years as of each of the previous 10 year-end evaluations. Also included in this section is a calculation of the loss and LAE reserves as of December 31, 2021 which is then included in the reconciliation to the consolidated balance sheet presented above. The total unpaid loss and LAE reserves as of December 31, 2021 is calculated as the cumulative incurred loss and LAE from the top section less the cumulative paid loss and LAE from the middle section, plus any outstanding liabilities from accident years prior to 2012.
The bottom section of the table is supplementary information about the average historical claims duration as of December 31, 2021. It shows the weighted average annual percentage payout of incurred loss and LAE by accident year as of each age. For example, the first column is calculated as the incremental paid loss and LAE in the first calendar year for each given accident year (e.g. calendar year 2020 for accident year 2020, calendar year 2021 for accident year 2021) divided by the cumulative incurred loss and LAE as of December 31, 2021 for that accident year. The resulting ratios are weighted together using cumulative incurred loss and LAE as of December 31, 2021.

Property and Accident & Health
$ in Millions
	Incurred Loss and LAE, Net of Reinsurance
	For the Years Ended December 31,										As of December 31, 2021
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	Total IBNR plus expected development on reported claims	Cumulative number of reported claims
	Unaudited
2012	$84.1	$68.4	$65.1	$65.7	$60.2	$60.0	$60.4	$60.2	$60.2	$60.0	$—	2,710
2013		74.6	66.9	66.6	62.1	61.6	61.7	61.6	61.6	61.6	.4	2,586
2014			34.8	31.3	29.4	28.6	28.6	28.5	28.5	28.5	—	2,963
2015				19.8	17.4	16.2	16.0	15.9	15.9	15.9	.4	2,884
2016					21.7	16.9	17.9	18.0	17.9	18.0	(.3)	3,478
2017						22.6	29.9	37.4	36.7	36.0	3.6	4,610
2018							37.5	44.2	46.3	44.5	1.5	4,270
2019								30.4	27.8	23.4	2.1	4,073
2020									62.9	61.5	15.2	4,532
2021										162.1	70.8	2,860
									Total	$511.5

Property and Accident & Health
Millions
	Cumulative Paid Loss and LAE, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
	Unaudited
2012	$14.2	$45.0	$53.6	$57.3	$58.2	$58.6	$58.7	$59.3	$59.4	$59.5
2013		15.8	40.3	60.0	61.1	61.1	61.3	61.3	61.3	61.2
2014			13.9	25.4	27.6	28.0	28.1	28.2	28.4	28.3
2015				7.0	12.4	13.7	14.9	14.8	15.1	15.3
2016					8.6	13.4	16.8	17.1	17.2	17.5
2017						17.0	26.3	32.1	33.3	30.2
2018							15.8	32.8	40.7	40.7
2019								6.9	17.1	19.1
2020									11.4	34.5
2021										30.8
									Total	337.1
All outstanding liabilities before 2012, net of reinsurance										.6
Loss and LAE reserves, net of reinsurance										$175.0

Property and Accident & Health
	Average Annual Percentage Payout of Incurred Losses and LAE by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5	6	7	8	9	10
	31.5%	33.4%	19.2%	5.7%	1.2%	1.4%	0.8%	0.3%	—%	0.1%

Marine & Energy
$ in Millions
	Incurred Loss and LAE, Net of Reinsurance
	For the Years Ended December 31,										As of December 31, 2021
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	Total IBNR plus expected development on reported claims	Cumulative number of reported claims
	Unaudited
2012	$64.7	$55.1	$46.0	$42.8	$33.6	$32.8	$32.6	$32.0	$32.0	$32.1	$.1	2,428
2013		64.9	50.8	41.9	31.6	31.0	29.9	29.7	29.6	29.9	(.2)	2,641
2014			41.3	27.2	17.4	16.2	14.7	14.3	14.4	14.4	.5	2,581
2015				25.3	15.4	13.6	12.7	12.0	12.0	12.2	.2	3,390
2016					22.3	18.1	16.0	15.1	14.9	15.1	.7	4,117
2017						23.9	18.6	16.9	16.4	16.5	1.1	4,470
2018							24.5	18.9	16.7	17.0	.5	3,487
2019								19.3	17.3	17.2	.6	2,562
2020									24.4	21.7	2.9	1,668
2021										83.7	69.9	1,091
									Total	$259.8

Marine & Energy
Millions
	Cumulative Paid Loss and LAE, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
	Unaudited
2012	$8.1	$24.0	$27.4	$30.2	$30.6	$31.3	$31.7	$31.4	$31.3	$31.0
2013		7.9	22.6	28.1	29.1	29.7	29.9	29.9	29.7	29.9
2014			6.0	12.4	13.5	14.4	14.5	13.7	14.0	13.8
2015				4.0	8.0	9.8	11.3	10.7	10.8	11.2
2016					5.6	10.1	12.8	13.3	13.4	14.0
2017						5.2	11.3	13.1	14.4	14.4
2018							2.7	12.9	14.5	15.2
2019								3.4	10.9	12.9
2020									3.2	12.9
2021										6.4
									Total	161.7
All outstanding liabilities before 2012, net of reinsurance										1.2
Loss and LAE reserves, net of reinsurance										$99.3

Marine & Energy
	Average Annual Percentage Payout of Incurred Losses and LAE by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5	6	7	8	9	10
	19.8%	37.7%	20.2%	5.7%	4.3%	7.2%	0.4%	0.1%	(0.4)%	0.2%

Specialty
$ in Millions
	Incurred Loss and LAE, Net of Reinsurance
	For the Years Ended December 31,										As of December 31, 2021
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	Total IBNR plus expected development on reported claims	Cumulative number of reported claims
	Unaudited
2012	$43.1	$36.1	$31.8	$30.8	$26.7	$25.8	$26.3	$26.6	$26.8	$26.8	$2.1	887
2013		48.6	34.9	25.6	17.5	16.9	17.1	16.9	17.3	17.3	1.3	1,122
2014			51.1	51.1	41.9	41.3	41.5	42.9	43.5	43.5	(.3)	1,409
2015				21.3	13.0	10.4	10.1	10.6	10.7	10.8	1.7	1,876
2016					15.9	11.7	8.7	9.2	9.0	9.3	(1.3)	1,941
2017						16.0	11.9	10.9	10.5	10.6	1.5	2,179
2018							12.1	13.9	14.8	13.7	2.4	2,090
2019								16.6	14.6	13.5	2.8	2,315
2020									20.7	19.7	6.2	1,925
2021										67.3	57.4	1,341
									Total	$232.5

Specialty
Millions
	Cumulative Paid Loss and LAE, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
	Unaudited
2012	$16.3	$25.2	$22.2	$22.6	$23.2	$23.3	$24.2	$24.4	$24.4	$24.5
2013		17.1	13.6	15.2	15.8	15.8	16.0	16.0	16.0	16.0
2014			26.8	39.7	40.4	40.8	41.5	42.8	43.6	43.5
2015				4.1	7.2	7.8	8.2	8.2	8.3	8.3
2016					3.2	8.0	9.2	10.0	10.4	10.5
2017						3.3	6.8	8.4	8.5	8.5
2018							2.9	8.1	9.8	10.3
2019								4.9	7.1	7.6
2020									5.4	10.9
2021										5.2
									Total	145.3
All outstanding liabilities before 2012, net of reinsurance										(2.0)
Loss and LAE reserves, net of reinsurance										$85.2

Specialty
	Average Annual Percentage Payout of Incurred Losses and LAE by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5	6	7	8	9	10
	34.0%	33.8%	7.3%	0.5%	4.6%	4.4%	4.6%	3.1%	(3.5)%	(1.0)%

Casualty - Active
$ in Millions
	Incurred Loss and LAE, Net of Reinsurance
	For the Years Ended December 31,										As of December 31, 2021
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	Total IBNR plus expected development on reported claims	Cumulative number of reported claims
	Unaudited
2012	$22.6	$21.1	$17.7	$16.2	$10.1	$9.9	$11.0	$11.0	$11.3	$11.1	$.8	1,016
2013		23.2	18.8	15.0	8.3	8.1	8.9	8.8	9.0	8.9	1.3	1,134
2014			17.1	13.8	7.5	7.0	8.0	7.8	7.8	7.7	1.2	1,359
2015				12.3	7.7	6.0	7.0	6.5	6.4	6.2	.6	1,247
2016					5.7	5.0	6.3	6.6	7.0	6.9	.1	1,483
2017						7.4	7.8	7.2	6.2	5.9	.7	1,489
2018							8.7	9.0	7.3	7.1	.9	961
2019								8.0	7.4	6.3	1.7	742
2020									7.6	6.2	3.9	420
2021										15.9	14.2	452
									Total	$82.2

Casualty - Active
Millions
	Cumulative Paid Loss and LAE, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
	Unaudited
2012	$1.3	$3.3	$4.8	$6.4	$7.4	$8.0	$8.5	$9.1	$8.9	$9.1
2013		1.5	3.6	5.3	5.7	6.3	6.7	7.0	7.0	7.2
2014			1.3	3.5	4.2	4.7	5.2	5.5	5.9	6.0
2015				1.8	2.4	3.2	4.4	4.7	4.9	5.1
2016					.2	1.0	2.3	4.0	4.6	5.3
2017						.8	1.7	2.8	3.4	4.2
2018							.3	1.4	3.5	4.3
2019								.3	1.4	2.3
2020									.5	1.0
2021										.5
									Total	45.0
All outstanding liabilities before 2012, net of reinsurance										.2
Loss and LAE reserves, net of reinsurance										$37.4

Casualty - Active
	Average Annual Percentage Payout of Incurred Losses and LAE by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5	6	7	8	9	10
	9.1%	14.7%	18.5%	14.2%	9.6%	10.7%	3.9%	3.1%	1.0%	3.1%

Casualty - Runoff
$ in Millions
	Incurred Loss and LAE, Net of Reinsurance
	For the Years Ended December 31,										As of December 31, 2021
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	Total IBNR plus expected development on reported claims	Cumulative number of reported claims
	Unaudited
2012	$44.3	$44.6	$37.8	$34.4	$22.3	$21.7	$22.3	$22.8	$22.7	$23.1	$(.2)	1,430
2013		65.7	75.8	70.1	49.2	47.0	49.8	49.8	49.8	49.9	3.1	1,810
2014			46.9	67.5	46.8	46.0	55.9	55.6	56.0	55.0	1.9	1,932
2015				26.9	23.9	26.4	35.7	33.0	33.2	32.0	1.4	2,009
2016					19.1	25.3	38.8	35.4	35.3	34.1	3.8	2,141
2017						17.4	27.2	26.7	28.0	26.7	2.5	1,597
2018							13.5	18.2	20.2	20.0	2.9	1,265
2019								10.8	14.3	15.4	3.7	961
2020									4.2	6.0	3.6	552
2021										1.7	.4	260
									Total	263.9

Casualty - Runoff
Millions
	Cumulative Paid Loss and LAE, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
	Unaudited
2012	$3.5	$10.4	$13.6	$16.5	$17.8	$19.3	$20.5	$20.8	$21.2	$21.8
2013		7.2	19.5	35.9	41.0	42.7	44.3	45.0	45.6	46.0
2014			6.5	23.2	29.1	36.5	43.1	47.0	48.7	49.5
2015				4.3	7.9	14.0	20.3	23.9	26.5	28.2
2016					3.8	9.7	16.8	21.8	24.5	26.8
2017						3.1	9.1	14.2	18.3	21.1
2018							3.3	7.2	12.2	14.3
2019								3.2	5.6	7.4
2020									.8	1.3
2021										.5
									Total	216.9
All outstanding liabilities before 2012, net of reinsurance										21.4
Loss and LAE reserves, net of reinsurance										$68.4

Casualty - Runoff
	Average Annual Percentage Payout of Incurred Losses and LAE by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5	6	7	8	9	10
	9.4%	15.3%	17.0%	15.9%	9.7%	8.1%	7.0%	3.6%	2.5%	1.7%

Note 6.  Third-Party Reinsurance

In the normal course of business, Ark may seek to limit losses that may arise from catastrophes or other events by reinsuring certain risks with third-party reinsurers. Ark remains liable for risks reinsured in the event that the reinsurer does not honor its obligations under reinsurance contracts. The following table summarizes the effects of reinsurance on written and earned premiums and on losses and LAE for Ark.

Year Ended December 31, 2021
Millions
Written premiums:
Gross	$1,058.7
Ceded	(199.6)
Net written premiums	$859.1
Earned premiums:
Gross	$886.4
Ceded	(249.1)
Net earned premiums	$637.3
Losses and LAE:
Gross	$442.9
Ceded	(128.1)
Net Losses and LAE	$314.8

As of December 31, 2021, Ark had $428.9 million and $19.5 million of reinsurance recoverables on unpaid and paid losses. As reinsurance contracts do not relieve Ark of its obligation to its policyholders, Ark seeks to reduce the credit risk associated with reinsurance balances by avoiding over-reliance on specific reinsurers through the application of concentration limits and thresholds. Ark is selective with its reinsurers, placing reinsurance with only those reinsurers having a strong financial condition. Ark monitors the financial strength of its reinsurers on an ongoing basis.
As of December 31, 2021, Ark’s reinsurance recoverables of $448.4 million included $276.8 million related to TPC Providers, which are collateralized. The following table provides a listing of Ark’s remaining gross and net reinsurance recoverables, excluding amounts related to TPC Providers, by the reinsurer’s A.M. Best Company, Inc. (“A.M. Best”) rating and the percentage of total recoverables.

$ in Millions	As of December 31, 2021
A.M. Best Rating (1)	Gross	Collateral	Net	% of Total
A+ or better	$120.0	$16.9	$103.1	77.5%
A- to A	41.5	13.1	28.4	21.3
B++ or lower and not rated	10.1	8.5	1.6	1.2
Total	$171.6	$38.5	$133.1	100.0%
(1) A.M. Best ratings as detailed above are: “A+ or better” (Superior) “A- to A” (Excellent), “B++” (Good).

See Note 10 — “Municipal Bond Guarantee Insurance” for third-party reinsurance balances related to White Mountains’s financial guarantee business.

Reinsurance Contracts Accounted for as Deposits

Ark has an aggregate excess of loss contract with SiriusPoint, which is accounted for using the deposit method and recorded within other assets. Ark earns an annual crediting rate of 3.0%, which is recorded within other revenue. During 2021, Ark negotiated a reduction of $31.7 million, including accrued interest, to the aggregate excess of loss contract with SiriusPoint. As of December 31, 2021, the carrying value of Ark’s deposit in SiriusPoint, including accrued interest, was $20.4 million.
See Note 10 — “Municipal Bond Guarantee Insurance” for reinsurance contracts accounted for as deposits related to White Mountains’s financial guarantee business.

Note 7. Debt

The following table presents White Mountains’s debt outstanding as of December 31, 2021 and 2020:

	December 31,	Effective	(1)	December 31,	Effective	(1)
$ in Millions	2021	Rate		2020	Rate (1)
Ark 2007 Notes Tranche 1	$30.0			$—
Ark 2007 Notes Tranche 2	—			—
Ark 2007 Subordinated Notes, carrying value	30.0			—
Ark 2021 Notes Tranche 1	44.2			—
Ark 2021 Notes Tranche 2	47.0			—
Ark 2021 Notes Tranche 3	70.0			—
Unamortized issuance cost	(5.3)			—
Ark 2021 Subordinated Notes, carrying value	155.9			—
Total Ark Subordinated Notes, carrying value	185.9	6.9%		—
NSM Bank Facility	277.6	7.3%	(2)	277.4	7.5%	(2)
Unamortized issuance cost	(6.4)			(6.1)
NSM Bank Facility, carrying value	271.2			271.3
Other NSM debt	.9	2.9%		1.3	2.5%
Kudu Credit Facility	225.4	4.3%		—
Unamortized issuance cost	(7.2)			—
Kudu Credit Facility, carrying value	218.2			—
Kudu Bank Facility	—			89.2	8.3%
Unamortized issuance cost	—			(2.9)
Kudu Bank Facility, carrying value	—			86.3
Other Operations debt	17.1	7.5%		18.0	7.4%
Unamortized issuance cost	(.3)			(.5)
Other Operations debt, carrying value	16.8			17.5
Total debt	$693.0			$376.4
(1) Effective rate includes the effect of the amortization of debt issuance costs.
(2) NSM’s effective rate excludes the effect of the interest rate swap on the hedged portion of the debt. The weighted average interest rate for the years ended December 31, 2021 and 2020, excluding the effect of the amortization of debt issuance costs, was 6.5% and 7.0%. The weighted average interest rate for the years ended December 31, 2021 and 2020 on the total NSM Bank Facility including both the effect of the amortization of debt issuance costs and the effect of the interest rate swap and interest rate cap was 8.2% and 8.4%.

The following table presents a schedule of contractual repayments of White Mountains’s debt as of December 31, 2021:

Millions	December 31, 2021
Due in one year or less	$5.7
Due in two to three years	14.5
Due in four to five years	221.6
Due after five years	470.4
Total	$712.2

Ark Subordinated Notes

In March 2007, GAIL issued $30.0 million face value of floating rate unsecured junior subordinated deferrable interest notes to Alesco Preferred Funding XII Ltd., Alesco Preferred Funding XIII Ltd. and Alesco Preferred Funding XIV Ltd (the “Ark 2007 Notes Tranche 1”) and a €12.0 million floating rate subordinated note to Dekania Europe CDO II plc (the “Ark 2007 Notes Tranche 2”) (together, the “Ark 2007 Subordinated Notes”). The Ark 2007 Notes Tranche 1, which mature in June 2037, accrue interest at a floating rate equal to the three-month U.S. LIBOR plus 4.6%. The Ark 2007 Notes Tranche 2, which matures in June 2027, accrues interest at a floating rate equal to the three-month EURIBOR plus 4.6%. During 2021, Ark repaid €12.0 million ($13.5 million based upon the foreign exchange spot rate at the date of repayment) of the outstanding principal balance on the Ark 2007 Notes Tranche 2. As of December 31, 2021, the Ark 2007 Notes Tranche 1 had an outstanding balance of $30.0 million.
In the third quarter of 2021, GAIL issued $163.3 million face value floating rate subordinated notes at par in three separate transactions for proceeds of $157.8 million, net of debt issuance costs. The unsecured subordinated notes (the “Ark 2021 Subordinated Notes”) were issued in private placement offerings that were exempt from the registration requirements of the Securities Act of 1933. On July 13, 2021, Ark issued €39.1 million ($46.3 million based upon the foreign exchange spot rate as of the date of the transaction) face value floating rate unsecured subordinated notes (“Ark 2021 Notes Tranche 1”). The Ark 2021 Notes Tranche 1, which mature in July 2041, accrue interest at a floating rate equal to the three-month EURIBOR plus 5.75%. On August 11, 2021, Ark issued $47.0 million face value floating rate unsecured subordinated notes (“Ark 2021 Notes Tranche 2”). The Ark 2021 Notes Tranche 2, which mature in August 2041, accrue interest at a floating rate equal to the three-month U.S. LIBOR plus 5.75%. On September 8, 2021, Ark issued $70.0 million face value floating rate unsecured subordinated notes (“Ark 2021 Notes Tranche 3”). The Ark 2021 Notes Tranche 3, which mature in September 2041, accrue interest at a floating rate equal to the three-month U.S. LIBOR plus 6.1%. On the ten-year anniversary of the issue dates, the interest rate for the Ark 2021 Subordinated Notes will increase by 1.0% per annum. Ark has the option to redeem, in whole or in part, the Ark 2021 Subordinated Notes ahead of contractual maturity at the outstanding principal amounts plus accrued interest at the ten-year anniversary or any subsequent interest payment date.
All payments of principal and interest under the Ark 2021 Subordinated Notes are conditional upon GAIL’s solvency and compliance with the enhanced capital requirements of the Bermuda Monetary Authority (“BMA”). The deferral of payments of principal and interest under these conditions does not constitute a default by Ark and does not give the noteholders any rights to accelerate repayment of the Ark 2021 Subordinated Notes or take any enforcement action under the Ark 2021 Subordinated Notes.
If the payments of principal and interest under the Ark 2021 Subordinated Notes become subject to tax withholding on behalf of Bermuda or any political subdivision there, the Ark 2021 Subordinated Notes require the payment of additional amounts such that the amount received by the noteholders is the same as would have been received absent the tax withholding being imposed. The Ark 2021 Notes Tranche 3 require the payment of additional interest of 1.0% per annum upon the occurrence of a Premium Load Event until such event is remedied. Premium Load Events include the failure to meet payment obligations of the Ark 2021 Notes Tranche 3 when due, failure of GAIL to maintain an investment grade credit rating, failure to maintain 120% of GAIL’s Bermuda solvency capital requirement, failure of GAIL to maintain a debt to capital ratio below 40%, late filing of GAIL’s or Ark’s financial information, and making a restricted payment or distribution on GAIL’s common stock or other securities that rank junior or pari passu with the Ark 2021 Notes Tranche 3 when a different Premium Load Event exists or will be caused by the restricted payment.
As of December 31, 2021, the Ark 2021 Notes Tranche 1 had an outstanding balance of €39.1 million ($44.2 million based upon the foreign exchange spot rate as of December 31, 2021), the Ark 2021 Notes Tranche 2 had an outstanding balance of $47.0 million, and the Ark 2021 Notes Tranche 3 had an outstanding balance of $70.0 million.

Ark Stand By Letter of Credit Facilities

In December 2021, Ark entered into two uncommitted secured stand by letter of credit facility agreements to support the continued growth and expansion of its GAIL insurance and reinsurance operations. The stand by letter of credit facility agreements were executed with ING Bank N.V., London Branch (the “ING LOC Facility”) with capacity of $50.0 million on an uncollateralized basis and with Citibank Europe Plc (the “Citibank LOC Facility”) with capacity of $100.0 million on a collateralized basis. As of December 31, 2021, $50.0 million of short-term investments were pledged as collateral under the Citibank LOC Facility. As of December 31, 2021, the ING LOC Facility and the Citibank LOC Facility were undrawn. Ark’s uncommitted secured stand by letter of credit facility agreements contain various representations, warranties and covenants that White Mountains considers to be customary such borrowings.

NSM Bank Facility

NSM maintains a secured credit facility (the “NSM Bank Facility”) with Ares Capital Corporation. In both 2021 and 2020, NSM amended the terms of the facility. On April 7, 2020, NSM amended the NSM Bank Facility to increase the total commitment from $234.0 million, comprised of term loans of $224.0 million and a revolving credit loan of $10.0 million, to $291.4 million, comprised of term loans of $276.4 million, including £42.5 million ($52.4 million based upon the foreign exchange spot rate as of the date of the transaction) in a GBP term loan, and a revolving credit loan commitment of $15.0 million. In connection with the April 7, 2020 amendment, the reference rates for USD denominated borrowings increased. The USD-LIBOR rate floor increased to 1.25% and the margin over USD-LIBOR increased from a range of 4.25% to 4.75% to a range of 5.50% to 6.00%.
On June 2, 2021, NSM amended the NSM Bank Facility to reduce the margin over the reference interest rate for USD LIBOR loans from a range of 5.50% to 6.00% to a range of 4.50% to 5.00%, and reduce the margin over the reference rate for GBP loans from a range of 6.00% to 6.50% to a range of 5.00% to 5.50%. The amendment also increased the revolving credit loan commitment to $40.0 million and added a $50.0 million delayed-draw term loan commitment. The amendment also changed the reference interest rate for the GBP loan from GBP-LIBOR to SONIA. The maturity dates of the term loans and the revolving credit loans were not changed as part of the amendment. The term loans under the NSM Bank Facility mature on May 11, 2026, and the revolving loan matures on November 11, 2025. The reference interest rates under the NSM Bank Facility are generally subject to a 1.25% rate floor.
Under GAAP, if the terms of a debt instrument are amended, unless there is greater than 10% change in the expected discounted future cash flows of such instrument, the instrument’s carrying value does not change. White Mountains has determined that the impact of the 2021 and 2020 amendments to the NSM Bank Facility was less than 10% on the expected discounted future cash flows.
The following table presents the change in debt under the NSM Bank Facility for the years ended December 31, 2021, 2020 and 2019:

Millions	Year Ended December 31,
NSM Bank Facility	2021	2020	2019
Beginning balance	$277.4	$221.3	$180.4
Term loans
Borrowings (1)	—	52.4	42.9
Repayments	(2.8)	(2.0)	(2.0)
Foreign currency translation	(.5)	5.7	—
Revolving credit loan
Borrowings (2)	35.0	—	6.5
Repayments	(31.5)	—	(6.5)
Ending balance	$277.6	$277.4	$221.3
(1) Borrowings for the year ended December 31, 2020 included $52.4 for the funding of the acquisition of Kingsbridge. Borrowings for the year ended December 31, 2019 included $20.4 and $22.5 for the funding of the acquisitions of Embrace and the Renewal Rights.
(2) Borrowings for the year ended December 31, 2021 included $35.0 for the funding of the acquisition of J.C. Taylor.

As of December 31, 2021, the term loans had an outstanding balance of $274.1 million, including £41.9 million ($56.7 million based upon the foreign exchange spot rate as of December 31, 2021) in a GBP term loan, and the revolving credit loan had an outstanding balance of $3.5 million.
On June 15, 2018, NSM entered into an interest rate swap agreement to hedge its exposure to interest rate risk on $151.0 million of its USD denominated variable rate term loans.
As of December 31, 2021, $146.1 million of the outstanding term loans were hedged by the swap and $128.0 million of the outstanding term loans were unhedged.

The following table presents the NSM weighted average interest rate for the year ended December 31, 2021 and 2020:

NSM Weighted Average Interest Rate	Year Ended December 31,
	2021			2020
Millions	Weighted Average	Interest Expense (1)	Weighted Average Interest rate	Weighted Average	Interest Expense (1)	Weighted Average Interest rate
Term loan - hedged	$146.9	$13.2	9.0%	$148.4	$13.4	9.0%
Term loan - unhedged	129.1	9.4	7.3%	125.8	8.6	6.8%
Total NSM Facility	$276.0	$22.6	8.2%	$274.2	$22.0	8.0%
(1) Interest expense includes the amortization of debt issuance costs and the effect of the interest rate swap and interest rate cap and excludes $0.7 and $0.1, for the year ended December 31, 2021 and 2020, of interest expense related to the revolving credit loan and Other NSM Debt.

The NSM Bank Facility is secured by all property of the loan parties and contains various affirmative, negative and financial covenants that White Mountains considers to be customary for such borrowings, including a maximum consolidated total leverage ratio covenant.

Other NSM Debt

NSM also has a secured term loan related to its U.K. vertical. As of December 31, 2021, the secured term loan had an outstanding balance of $1.0 million and a maturity date of December 31, 2022.

Kudu Credit Facility and Kudu Bank Facility

On December 23, 2019, Kudu entered into a secured credit facility with Monroe Capital Management Advisors, LLC (the “Kudu Bank Facility”). On March 23, 2021, Kudu replaced the Kudu Bank Facility and entered into a secured revolving credit facility (the “Kudu Credit Facility”) with Massachusetts Mutual Life Insurance Company to repay the Kudu Bank Facility, and to fund new investments and related transaction expenses. The maximum borrowing capacity of the Kudu Credit Facility is $300.0 million. The Kudu Credit Facility matures on March 23, 2036. In connection with the replacement of the Kudu Bank Facility, Kudu recognized a total loss of $4.1 million, representing debt issuance costs and prepayment fees, which are included within interest expense for the period ended December 31, 2021.
Interest on the Kudu Bank Facility accrues at a floating interest rate equal to the greater of the one-month USD-LIBOR and 0.25%, plus in each case, the applicable spread of 4.30%. The Kudu Credit Facility requires Kudu to maintain an interest reserve account, which is included in restricted cash. As of December 31, 2021, the interest reserve account was $4.5 million. The Kudu Credit Facility requires Kudu to maintain a ratio of outstanding balance to the sum of fair market value of participation contracts and cash held in certain accounts (the “LTV Percentage”) of less than 50% in years 0-3, 40% in years 4-6, 25% in years 7-8, 15% in years 9-10, and 0% thereafter. As of December 31, 2021, Kudu has a 34% LTV Percentage.
Kudu may borrow undrawn balances within the initial three-year availability period, subject to customary terms and conditions, to the extent the amount borrowed under the Kudu Credit Facility does not exceed the borrowing base, which is equal to 35% of the fair value of qualifying Kudu Participation Contracts. When considering the fair value of qualifying Kudu Participation Contracts as of December 31, 2021, the available undrawn balance was $8.9 million.

The following table presents the change in debt under the Kudu Bank Facility and Kudu Credit Facility for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
Millions	2021	2020	2019
Kudu Bank Facility
Beginning balance	$89.2	$57.0	$—
Term loans
Borrowings	3.0	32.2	57.0
Repayments	(92.2)	—	—
Ending balance	$—	$89.2	$57.0

Kudu Credit Facility
Beginning balance	$—	$—	$—
Term loans
Borrowings	232.0	—	—
Repayments	(6.6)	—	—
Ending balance	$225.4	$—	$—

The Kudu Credit Facility is secured by all property of the loan parties and contains various affirmative and negative covenants that White Mountains considers to be customary for such borrowings.

Other Operations Debt

As of December 31, 2021, debt in White Mountains’s Other Operations segment consisted of three secured credit facilities (collectively, “Other Operations Debt”).
The first credit facility has a maximum borrowing capacity of $16.3 million, which is comprised of a term loan of $11.3 million, a delayed-draw term loan of $3.0 million and a revolving credit loan commitment of $2.0 million, all with a maturity date of March 12, 2024. The second credit facility has a maximum borrowing capacity of $15.0 million, which is comprised of a term loan of $9.0 million, a delayed-draw term loan of $4.0 million and a revolving credit loan commitment of $2.0 million, all with a maturity date of July 2, 2025. The third credit facility has a maximum borrowing capacity of $8.0 million, which is comprised of a revolving credit loan commitment, with a maturity date of December 9, 2026.
For the year ended December 31, 2021, White Mountains’s Other Operations segment borrowed $3.4 million and had no borrowings in 2020 or 2019. For the year ended December 31, 2021, 2020 and 2019, White Mountains’s Other Operations segment made repayments of $7.7 million, $2.1 million and $0.2 million. As of December 31, 2021 and 2020, the Other Operations Debt had an outstanding balance of $17.1 million and $18.0 million.

Compliance

As of December 31, 2021, White Mountains was in compliance in all material respects with all of the covenants under all of its debt facilities.

Interest

Total interest expense incurred by White Mountains for its indebtedness was $43.8 million, $29.5 million and $17.6 million for the years ended December 31, 2021, 2020 and 2019. Total interest paid by White Mountains for its indebtedness was $35.8 million, $27.0 million, and $16.3 million for the years ended December 31, 2021, 2020 and 2019.

Note 8. Income Taxes
The Company and its Bermuda-domiciled subsidiaries are not subject to Bermuda income tax under current Bermuda law. In the event there is a change in the current law such that taxes are imposed, the Bermuda Exempted Undertakings Tax Protection Act of 1966 states that the Company and its Bermuda-domiciled subsidiaries would be exempt from such tax until March 31, 2035. The Company has subsidiaries and branches that operate in various other jurisdictions around the world and are subject to tax in the jurisdictions in which they operate.  As of December 31, 2021, the primary jurisdictions in which the Company’s subsidiaries and branches were subject to tax were Ireland, Israel, Luxembourg, the United Kingdom and the United States.
The following table presents the total income tax (expense) benefit for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
Millions	2021	2020	2019
Current income tax (expense) benefit:
U.S. federal	$(3.8)	$(10.4)	$.9
State	(2.1)	(4.2)	(3.7)
Non-U.S.	(3.9)	(1.1)	(1.7)
Total current income tax (expense) benefit	(9.8)	(15.7)	(4.5)
Deferred income tax (expense) benefit:
U.S. federal	(4.9)	23.2	(14.9)
State	(5.6)	10.3	(10.4)
Non-U.S.	(18.3)	2.7	.5
Total deferred income tax (expense) benefit	(28.8)	36.2	(24.8)
Total income tax (expense) benefit	$(38.6)	$20.5	$(29.3)

Effective Rate Reconciliation

The following table presents a reconciliation of taxes calculated for 2021, 2020 and 2019 using the 21% U.S. federal statutory rate U.S. federal statutory rate (the tax rate at which the majority of White Mountains’s worldwide operations are taxed) to the income tax (expense) benefit on pre-tax income (loss):

	Year Ended December 31,
Millions	2021	2020	2019
Tax (expense) benefit at the U.S. statutory rate	$63.4	$(135.5)	$(85.1)
Differences in taxes resulting from:
Non-U.S. earnings, net of foreign taxes	(77.2)	78.4	27.1
Tax rate changes	(11.2)	2.7	(5.7)
State taxes	(6.2)	(8.5)	(17.5)
Member’s surplus contributions	(5.6)	(4.8)	(3.6)
Change in valuation allowance	(2.4)	(29.2)	63.6
Officer compensation	(1.5)	(1.1)	—
Withholding tax	(.3)	(5.0)	(1.6)
Tax exempt interest and dividends	.2	.8	1.1
Reorganization	—	130.5	—
Tax reserve adjustments	—	1.9	(.7)
Other, net	2.2	(9.7)	(6.9)
Total income tax (expense) benefit on pre-tax income (loss)	$(38.6)	$20.5	$(29.3)

The non-U.S. component of pre-tax (loss) income was $(319.0) million, $327.8 million and $100.4 million for the years ended December 31, 2021, 2020 and 2019. The reorganization benefit resulted from the release of a deferred tax liability following an internal reorganization completed in connection with the MediaAlpha IPO.

Tax Payments and Receipts

Net income tax (refunds) payments totaled $(0.1) million, $16.2 million, and $3.7 million for the years ended December 31, 2021, 2020 and 2019.

Deferred Tax Assets and Liabilities

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for tax purposes.
The following table presents an outline of the significant components of White Mountains’s U.S. federal, state and non-U.S. deferred tax assets and liabilities:

	December 31,
Millions	2021	2020
Deferred tax assets related to:
U.S. federal and state net operating and capital loss carryforwards	$102.8	$79.6
Non-U.S. net operating loss carryforwards	47.1	50.5
Incentive compensation	14.6	17.5
Accrued interest	10.8	7.9
Deferred acquisition costs	6.4	5.5
Tax credit carryforwards	4.9	5.5
Other items	.7	1.3
Total gross deferred tax assets	187.3	167.8
Less: valuation allowances	92.3	97.4
Total net deferred tax assets	95.0	70.4
Deferred tax liabilities related to:
Member’s surplus contributions	60.4	52.9
Purchase accounting	48.5	5.1
Investment basis difference	33.7	11.8
Net unrealized investment gains (losses)	10.7	.3
Deferred underwriting	4.1	—
Other items	2.7	2.8
Total deferred tax liabilities	160.1	72.9
Net deferred tax asset (liability)	$(65.1)	$(2.5)

White Mountains’s deferred tax assets (liabilities) are net of U.S. federal, state and non-U.S. valuation allowances and, to the extent they relate to non-U.S. jurisdictions, they are shown at year-end exchange rates.

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
Of the $92.3 million valuation allowance as of December 31, 2021, $42.9 million related to deferred tax assets on net operating losses in U.S. subsidiaries and other federal and state deferred tax benefits, $25.2 million related to deferred tax assets on net operating losses and net investment unrealized gains and losses in Luxembourg subsidiaries, $21.9 million related to net operating losses and other deferred tax benefits in Israeli subsidiaries and $2.3 million related to net operating losses and other deferred tax benefits in U.K. subsidiaries. Of the $97.4 million valuation allowance as of December 31, 2020, $46.5 million related to deferred tax assets on net operating losses in U.S. subsidiaries and other federal and state deferred tax benefits, $26.8 million related to deferred tax assets on net operating losses and net investment unrealized gains and losses in Luxembourg subsidiaries, $20.0 million related to net operating losses and other deferred tax benefits in Israeli subsidiaries and $4.1 million related to net operating losses and other deferred tax benefits in U.K. subsidiaries.

United States
During 2021, White Mountains recorded income tax benefit of $3.6 million to reflect the decrease in the valuation allowance on the net deferred tax assets in certain U.S. operations, consisting of the WM Adams Holdings, Inc. (“WM Adams”) consolidated tax group included within the Other Operations segment, as White Mountains management does not currently anticipate sufficient taxable income to utilize the remaining deferred tax assets. WM Adams includes WM Lincoln Holdings Inc. (“WM Lincoln”), WM Capital, WM Advisors and certain other entities and investments that are included in the Other Operations segment.
During 2020, White Mountains recorded income tax expense of $14.9 million to establish a full valuation allowance on the deferred tax assets in certain U.S. operations, consisting of the WM Lincoln consolidated tax group included within the Other Operations segment, as White Mountains management did not currently anticipate sufficient taxable income to utilize the deferred tax assets. WM Lincoln includes WM Capital, WM Advisors and certain other entities and investments that are included in the Other Operations segment.
During 2021 and 2020, White Mountains recorded income tax expense of $7.8 million and $4.5 million to reflect the increase in the valuation allowance on net deferred tax assets of BAM. On January 1, 2020, White Mountains adopted ASU 2019-12. For periods subsequent to the adoption of ASU 2019-12, White Mountains records both the tax expense related to BAM’s MSC and the related changes in valuation allowance on such taxes directly through non-controlling interest equity. Prior to the adoption of ASU 2019-12, White Mountains recorded the tax expense related to BAM’s MSC to non-controlling interest equity, while the change in valuation allowance on such taxes was recorded through the income statement. During 2021 and 2020, BAM had income included in equity due to MSC that was available to offset its loss from continuing operations. In 2021 and 2020, based on the adoption of ASU 2019-12, BAM recorded both the income tax benefit on MSC of $7.5 million and $9.7 million and the offsetting expense in paid-in surplus. During 2021 and 2020, BAM continued to have a full valuation allowance recorded against its net deferred tax assets, as White Mountains management is unsure it will generate sufficient taxable income to utilize the deferred tax assets.
During 2021 and 2020, White Mountains recorded income tax (benefit) expense of $(0.8) million and $1.9 million to reflect the decrease or increase of the valuation allowance against a deferred tax asset related to foreign tax credits at White Mountains Catskill Holdings, Inc., as White Mountains management is unsure it will generate sufficient taxable income to utilize the deferred tax asset.
During 2021, White Mountains recorded income tax expense of $0.6 million to reflect the establishment of a valuation allowance against deferred tax assets relating to net operating losses at the US branches of the White Mountains U.K. holding companies.

Non-U.S. Jurisdictions
During 2021, White Mountains recorded income tax benefit of $1.6 million to reflect the decrease of the full valuation allowance against deferred tax assets which primarily relate to losses on the write-down of foreign subsidiaries and the unrealized losses on investments held in Luxembourg-domiciled subsidiaries. During 2020, White Mountains recorded income tax expense of $4.2 million to reflect the increase of the valuation allowance against most of the deferred tax assets which primarily relate to losses on the write-down of foreign subsidiaries and the unrealized losses on investments held in Luxembourg-domiciled subsidiaries.
During 2021 and 2020, White Mountains recorded income tax expense of $1.9 million and $2.7 million to establish a full valuation allowance against deferred tax assets at certain Israel-domiciled subsidiaries, as White Mountains management does not currently anticipate sufficient taxable income to utilize the deferred tax assets.
During 2021, White Mountains recorded income tax benefit of $1.9 million to reflect the decrease of the valuation allowance against certain deferred tax assets at U.K. subsidiaries, as White Mountains management does not currently anticipate sufficient taxable income to utilize the deferred tax assets. During 2020, White Mountains recorded income tax expense of $1.0 million to reflect the increase of the full valuation allowance against deferred tax assets at certain U.K. subsidiaries, as White Mountains management does not currently anticipate sufficient taxable income to utilize the deferred tax assets.

Net Operating Loss and Capital Loss Carryforwards

The following table presents net operating loss and capital loss carryforwards as of December 31, 2021, the expiration dates and the deferred tax assets thereon:

	December 31, 2021
Millions	United States	Luxembourg	United Kingdom	Israel	Total
2021-2025	$—	$—	$—	$—	$—
2026-2030	—	—	—	—	—
2031-2040	250.7	68.3	—	—	319.0
No expiration date	213.8	28.8	6.9	93.3	342.8
Total	$464.5	$97.1	$6.9	$93.3	$661.8
Gross deferred tax asset	$97.6	$24.3	$1.4	$21.4	$144.7
Valuation allowance	(83.2)	(24.3)	(.4)	(21.4)	(129.3)
Net deferred tax asset	$14.4	$—	$1.0	$—	$15.4

As of December 31, 2021, there are U.S. foreign tax credit carryforwards available of $4.7 million, which begin to expire in 2028.

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
The following table presents a reconciliation of the beginning and ending amount of unrecognized tax benefits from 2019 to 2021:

Millions	Permanent Differences (1)	Temporary Differences (2)	Interest and Penalties (3)	Total
Balance at December 31, 2018	$1.1	$—	$—	$1.1
Changes in prior year tax positions	1.3	—	—	1.3
Balance at December 31, 2019	2.4	—	—	2.4
Changes in prior year tax positions	.1	—	—	.1
Tax positions taken during the current year	.1	—	—	.1
Changes in prior year tax positions	(2.6)	—	—	(2.6)
Balance at December 31, 2020	—	—	—	—
Changes in prior year tax positions	—	—	—	—
Balance at December 31, 2021	$—	$—	$—	$—
(1)Represents the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate.
(2)Represents the amount of unrecognized tax benefits that, if recognized, would create a temporary difference between the reported amount of an item in White Mountains’s Consolidated Balance Sheet and its tax basis.
(3)Net of tax benefit.

White Mountains classifies all interest and penalties on unrecognized tax benefits as part of income tax expense. During the years ended December 31, 2021, 2020 and 2019, White Mountains did not recognize any net interest (income) expense. There was no accrued interest as of December 31, 2021 and 2020.

Tax Examinations

With a few immaterial exceptions, White Mountains is no longer subject to U.S. federal, state, or non-U.S. income tax examinations by tax authorities for years before 2016.

Note 9. Derivatives

NSM Interest Rate Swap

On June 15, 2018, NSM entered into an interest rate swap agreement to hedge its exposure to interest rate risk on $151.0 million of its USD denominated variable rate term loans under the NSM Bank Facility. Under the terms of the swap agreement, NSM pays a fixed-rate of 2.97% and receives a variable rate, which is reset monthly, based on the then-current USD-LIBOR. As of December 31, 2021, the variable rate received by NSM under the swap agreement was 1.00%. Over the term of the swap, the notional amount decreases in accordance with the principal repayments NSM expects to make on its initial term loans. The interest rate swap is scheduled to mature on June 30, 2024.
As of December 31, 2021, $146.1 million of the outstanding term loans were hedged by the swap. For the year ended December 31, 2021, the weighted average effective interest rate on the outstanding term loans that were hedged, including the effect of the amortization of debt issuance costs and the effect of the interest rate swap, was 9.0%.
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
For the years ended December 31, 2021, 2020 and 2019, White Mountains recognized net interest expense of $2.5 million, $2.5 million and $1.1 million for the periodic net settlement payments on the swap. As of December 31, 2021 and 2020, the estimated fair value of the swap and the accrual of the periodic net settlement payments recorded in other liabilities was $4.8 million and $8.2 million. There was no ineffectiveness in the hedge for the years ended December 31, 2021 and 2020. For the years ended December 31, 2021 and 2020, the $(3.4) million and $(1.6) million change in the fair value of the swap is included within White Mountains’s accumulated other comprehensive income (loss).

NSM Interest Rate Cap

On June 4, 2020, NSM entered into an interest rate cap agreement to limit its exposure to the risk of interest rate increases on the GBP denominated term loan under the NSM Bank Facility. The notional amount of the interest rate cap is £42.5 million ($52.4 million based upon the foreign exchange spot rate as of the date of the transaction) and the termination date is June 4, 2022. On August 18, 2020, NSM entered into a separate interest rate cap agreement to extend the term of the original interest rate cap agreement by one year. The second interest rate cap agreement has an effective date of June 15, 2022 and a termination date of June 15, 2023.
NSM paid total initial premiums of $0.1 million for the interest rate caps. Under the terms of the interest rate cap agreements, if the current GBP-LIBOR at the measurement date exceeds 1.25%, NSM will receive payments from the counterparty equal to the then-current GBP-LIBOR rate, less the 1.25% cap rate. As of December 31, 2021, the GBP-LIBOR rate was 0.26%.
NSM accounts for the interest rate caps as derivatives at fair value, with changes in fair value recognized in current period earnings within interest expense. For the years ended December 31, 2021 and December 31, 2020, White Mountains recognized a change in fair value of $(0.2) million and $(0.1) million on the interest rate caps within interest expense. As of December 31, 2021 and 2020, the estimated fair value of the caps recorded in other assets was $0.2 million and $0.1 million.

Note 10. Municipal Bond Guarantee Insurance

HG Global was established to fund the startup of BAM, a mutual municipal bond insurer. HG Global, together with its subsidiaries, provided the initial capitalization of BAM through the purchase of $503.0 million of BAM Surplus Notes.

Reinsurance Treaties

FLRT
BAM is a party to a first loss reinsurance treaty (“FLRT”) with HG Re under which HG Re provides first loss protection up to 15%-of-par outstanding on each municipal bond insured by BAM. For capital appreciation bonds, par is adjusted to the estimated equivalent par value for current interest paying bonds. In return, BAM cedes up to 60% of the risk premium charged for insuring the municipal bond, which is net of a ceding commission. The FLRT is a perpetual agreement with terms that can be renegotiated after a specified period of time. During 2021, BAM and HG Re agreed that the terms may be renegotiated at the end of 2024, and each subsequent five-year period thereafter.

Fidus Re
BAM is party to a collateralized financial guarantee excess of loss reinsurance agreement that serves to increase BAM’s claims paying resources and is provided by Fidus Re.
In the second quarter of 2018, Fidus Re was initially capitalized by the issuance of $100.0 million of insurance linked securities (the “Fidus Re 2018 Agreement”). The proceeds from issuance were placed in a collateral trust supporting Fidus Re’s obligations to BAM. The insurance linked securities were issued by Fidus Re with an initial term of 12 years and are callable five years after the date of issuance. Under the Fidus Re 2018 Agreement, Fidus Re reinsures 90% of aggregate losses exceeding $165.0 million on a portion of BAM’s financial guarantee portfolio (the “2018 Covered Portfolio”) up to a total reimbursement of $100.0 million. The Fidus Re 2018 Agreement does not provide coverage for losses in excess of $276.1 million. The 2018 Covered Portfolio consists of approximately 33% of BAM’s portfolio of financial guaranty policies issued through December 31, 2021.
In the first quarter of 2021, Fidus Re issued an additional $150.0 million of insurance linked securities (the “Fidus Re 2021 Agreement”) with an initial term of 12 years and are callable five years after the date of issuance. The proceeds from issuance were placed in a collateral trust supporting Fidus Re’s obligations to BAM. Under the Fidus Re 2021 Agreement, Fidus Re reinsures 90% of aggregate losses exceeding $135.0 million on a portion of BAM’s financial guarantee portfolio (the “2021 Covered Portfolio”) up to a total reimbursement of $150.0 million. The Fidus Re 2021 Agreement does not provide coverage for losses in excess of $301.7 million. The 2021 Covered Portfolio consists of approximately 38% of BAM’s portfolio of financial guaranty policies issued through December 31, 2021.
The Fidus Re agreements are accounted for using deposit accounting and any related financing expenses are recorded in general and administrative expenses as they do not meet the risk transfer requirements necessary to be accounted for as reinsurance.

XOLT
In January 2020, BAM entered into an excess of loss reinsurance agreement (the “XOLT”) with HG Re. Under the XOLT, HG Re provides last dollar protection for exposures on municipal bonds insured by BAM in excess of the New York State Department of Financial Services (“NYDFS”) single issuer limits. The XOLT is subject to an aggregate limit equal to the lesser of $75.0 million or the assets held in the Supplemental Trust at any point in time. The agreement is accounted for using deposit accounting and any related financing expenses are recorded in general and administrative expenses as the agreement does not meet the risk transfer requirements necessary to be accounted for as reinsurance.

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
On a monthly basis, BAM deposits cash equal to ceded premiums, net of ceding commissions, due to HG Re under the FLRT directly into the Regulation 114 Trust.  The Regulation 114 Trust target balance is equal to gross ceded unearned premiums and unpaid ceded loss and LAE, if any.  If, at the end of any quarter, the Regulation 114 Trust balance is below the target balance, funds will be withdrawn from the Supplemental Trust and deposited into the Regulation 114 Trust in an amount equal to the shortfall.  If, at the end of any quarter, the Regulation 114 Trust balance is above 102% of the target balance, funds will be withdrawn from the Regulation 114 Trust and deposited into the Supplemental Trust.  The Regulation 114 Trust balance as of December 31, 2021 and 2020 was $250.2 million and $222.8 million.

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
As the BAM Surplus Notes are repaid over time, the BAM Surplus Notes will be replaced in the Supplemental Trust by cash and fixed income securities. The Supplemental Trust balance as of December 31, 2021 and 2020 was $601.8 million and $604.3 million.
As of December 31, 2021 and 2020, the Collateral Trusts held assets of $852.0 million and $827.1 million, which included $481.7 million and $434.5 million of cash and investments, $364.6 million and $388.2 million of BAM Surplus Notes and $5.7 million and $4.4 million of interest receivable on the BAM Surplus Notes.

BAM Surplus Notes

Through 2024, the interest rate on the BAM Surplus Notes is a variable rate equal to the one-year U.S. Treasury rate plus 300 basis points, set annually. During 2022, the interest rate on the BAM Surplus Notes will be 3.2%. Beginning in 2025, the interest rate will be fixed at the higher of the then current variable rate or 8.0%. BAM is required to seek regulatory approval to pay interest and principal on the BAM Surplus Notes only to the extent that its remaining qualified statutory capital and other capital resources continue to support its outstanding obligations, its business plan and its “AA/stable” rating from Standard & Poor’s. No payment of principal or interest on the BAM Surplus Notes may be made without the approval of the NYDFS.
In December 2021, BAM made a $33.8 million cash payment of principal and interest on the BAM Surplus Notes held by HG Global. Of this payment, $23.6 million was a repayment of principal held in the Supplemental Trust, $0.4 million was a payment of accrued interest held inside the Supplemental Trust and $9.8 million was a payment of accrued interest held outside the Supplemental Trust.
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
As of December 31, 2021 and 2020, the principal balance on the BAM Surplus Notes was $364.6 million and $388.2 million and total interest receivable on the BAM Surplus Notes was $157.6 million and $155.7 million.

Insured Obligations and Premiums

The following table presents a schedule of BAM’s insured obligations as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Contracts outstanding	12,350	10,997
Remaining weighted average contract period (in years)	10.8	10.7
Contractual debt service outstanding (in millions):
Principal	$89,196.5	$75,287.7
Interest	41,486.5	36,448.8
Total debt service outstanding	$130,683.0	$111,736.5

Gross unearned insurance premiums	$266.3	$237.5

The following table presents a schedule of BAM’s future premium revenues as of December 31, 2021:

Millions	December 31, 2021
January 1, 2022 - March 31, 2022	$6.4
April 1, 2022 - June 30, 2022	6.4
July 1, 2022 - September 30, 2022	6.3
October 1, 2022 - December 31, 2022	6.1
25.2
2023	23.9
2024	22.2
2025	20.6
2026	19.1
2027 and thereafter	155.3
Total gross unearned insurance premiums	$266.3

The following table presents a schedule of written premiums and earned premiums included in White Mountains’s HG Global/BAM segment for the years ended December 31, 2021, 2020 and 2019:

Millions	December 31, 2021	December 31, 2020	December 31, 2019
Written premiums:
Direct	$51.2	$61.5	$28.1
Assumed	4.6	.2	10.6
Gross written premiums (1)	$55.8	$61.7	$38.7
Earned premiums:
Direct	$23.2	$19.4	$13.6
Assumed	3.7	3.4	2.7
Gross earned premiums (1)	$26.9	$22.8	$16.3
(1) There are no ceded premium amounts in the periods presented and Gross earned premium are equivalent to net written premiums and net earned premiums.

In the third quarter of 2019, BAM entered into facultative quota share reinsurance agreements under which it assumed a portfolio of municipal bond guarantee contracts with a par value of $1.1 billion.
In the second quarter of 2020, BAM assumed a municipal bond guarantee contract with a par value of $36.9 million through an endorsement to the facultative quota share reinsurance agreement.
In the first quarter of 2021, BAM entered into a 100% facultative quota share reinsurance agreement under which it assumed a portfolio of municipal bond guarantee contracts with a par value of $0.8 billion.
None of the contracts assumed under these reinsurance agreements were non-performing and no loss reserves have been established for any of the contracts, either as of the transaction dates or as of December 31, 2021. The agreements, which cover future claims exposure only, meet the risk transfer criteria under ASC 944-20, Insurance Activities and accordingly have been accounted for as reinsurance.

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
The following table presents the Company’s computation of earnings per share from continuing operations for the years ended December 31, 2021, 2020 and 2019. See Note 21 — “Held for Sale and Discontinued Operations”.

	Year Ended December 31,
	2021	2020	2019
Basic and diluted earnings per share numerators (in millions):
Net income (loss) attributable to White Mountains’s common shareholders	$(275.4)	$708.7	$414.5
Less: total (loss) income from discontinued operations, net of tax	18.7	(2.3)	.8
Net income (loss) from continuing operations attributable to White Mountains’s common shareholders	(294.1)	711.0	413.7
Allocation of (earnings) losses to participating restricted common shares (1)	3.5	(9.3)	(5.3)
Basic and diluted earnings (losses) per share numerators	$(290.6)	$701.7	$408.4
Basic earnings per share denominators (in thousands):
Total average common shares outstanding during the period	3,079.0	3,122.2	3,181.6
Average unvested restricted common shares (2)	(36.5)	(40.8)	(40.5)
Basic earnings (losses) per share denominator	3,042.5	3,081.4	3,141.1
Diluted earnings per share denominator (in thousands):
Total average common shares outstanding during the period	3,079.0	3,122.2	3,181.6
Average unvested restricted common shares (2)	(36.5)	(40.8)	(40.5)
Diluted earnings (losses) per share denominator	3,042.5	3,081.4	3,141.1
Basic and diluted earnings per share (in dollars) - continuing operations:
Distributed earnings - dividends declared and paid	$1.00	$1.00	$1.00
Undistributed earnings (losses)	(96.53)	226.72	129.02
Basic and diluted earnings (losses) per share	$(95.53)	$227.72	$130.02
(1) Restricted shares issued by White Mountains receive dividends, and therefore, are considered participating securities.
(2) Restricted shares outstanding vest upon a stated date. See Note 12 — “Employee Share-Based Incentive Compensation Plans”.

The following table presents the undistributed net earnings (losses) from continuing operations for the years ended December 31, 2021, 2020 and 2019. See Note 21 — “Held for Sale and Discontinued Operations”.

	Year Ended December 31,
Millions	2021	2020	2019
Undistributed net earnings - continuing operations:
Net income (loss) attributable to White Mountains’s common shareholders, net of restricted common share amounts	$(290.6)	$701.7	$408.4
Dividends declared, net of restricted common share amounts (1)	(3.1)	(3.1)	(3.2)
Total undistributed net earnings (losses), net of restricted common share amounts	$(293.7)	$698.6	$405.2
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

Incentive Compensation Plans

The WTM Incentive Plan provides for grants of various types of share-based and non-share-based incentive awards to key employees and directors of White Mountains. The WTM Incentive Plan was adopted by the Board, was approved by the Company’s sole shareholder in 1985 and was subsequently amended by its shareholders in 1995, 2001, 2003, 2005, 2010, 2013 and 2019. Share-based incentive awards that may be granted under the plan include performance shares, restricted shares, incentive stock options and non-qualified stock options.

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
The following table presents performance share activity for the years ended December 31, 2021, 2020 and 2019 for performance shares granted under the WTM Incentive Plan:

	Year Ended December 31,
	2021		2020		2019
$ in Millions	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	42,458	$56.3	42,473	$43.7	40,616	$31.7
Shares paid or expired (1)	(14,336)	(35.2)	(14,070)	(27.7)	(13,715)	(18.1)
New grants	13,475	—	14,055	—	15,600	—
Forfeitures and cancellations (2)	(769)	.4	—	(.4)	(28)	(.1)
Expense recognized	—	20.7	—	40.7	—	30.2
End of period	40,828	$42.2	42,458	$56.3	42,473	$43.7
(1)WTM performance share payments in 2021 for the 2018-2020 performance cycle, which were paid in March 2021 at 200% of target.
WTM performance share payments in 2020 for the 2017-2019 performance cycle, which were paid in March 2020, ranged from 174% to 180% of target.
WTM performance share payments in 2019 for the 2016-2018 performance cycle, which were paid in March 2019, ranged from 139% to 166% of target.
(2)Amounts include changes in assumed forfeitures, as required under GAAP.

During 2021, White Mountains granted 13,475 performance shares for the 2021-2023 performance cycle. During 2020, White Mountains granted 14,055 performance shares for the 2020-2022 performance cycle. During 2019, White Mountains granted 15,600 performance shares for the 2018-2020 performance cycle.
For the 2018-2020, 2017-2019 and 2016-2018 performance cycles, all performance shares earned were settled in cash. If the outstanding performance shares had vested on December 31, 2021, the total additional compensation cost to be recognized would have been $12.0 million, based on accrual factors as of December 31, 2021 (common share price and payout assumptions).

The following table presents performance shares outstanding and accrued expense for performance shares awarded under the WTM Incentive Plan as of December 31, 2021 for each performance cycle:

$ in Millions	Target Performance Shares Outstanding	Accrued Expense
Performance cycle:
2019 – 2021	14,625	$25.3
2020 – 2022	13,350	15.4
2021 – 2023	13,475	2.1
Sub-total	41,450	42.8
Assumed forfeitures	(622)	(.6)
Total	40,828	$42.2

For the 2021-2023 performance cycle, the targeted performance goal for full payment of outstanding performance shares granted under the WTM Incentive Plan is 8% average growth in adjusted book value per share and intrinsic value per share. Average growth of 3% or less would result in no payout and average growth of 13% or more would result in a payout of 200%.
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

Restricted Shares

Restricted shares are grants of a specified number of common shares that generally vest at the end of a three-year service period. The following table presents the unrecognized compensation cost associated with the outstanding restricted share awards under the WTM Incentive Plan for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021		2020		2019
$ in Millions	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value
Non-vested,
Beginning of period	43,105	$15.2	43,395	$16.7	41,510	$12.5
Issued	13,475	16.1	14,055	15.1	15,600	14.5
Vested	(17,936)	—	(14,345)	—	(13,715)	—
Forfeited	(794)	(.8)	—	—	—	—
Expense recognized	—	(14.6)	—	(16.6)	—	(10.3)
End of period	37,850	$15.9	43,105	$15.2	43,395	$16.7

During 2021, White Mountains issued 13,475 restricted shares that vest on January 1, 2024. During 2020, White Mountains issued 14,055 restricted shares that vest on January 1, 2023. During 2019, White Mountains issued 15,600 restricted shares that vest on January 1, 2022. The unamortized issue date fair value as of December 31, 2021 is expected to be recognized ratably over the remaining vesting periods.

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
As of December 31, 2021 and 2020, the right-of-use (“ROU”) asset was $42.2 million and $37.6 million and lease liabilities were $45.2 million and $38.3 million.
The following table summarizes net lease expense recognized in White Mountains’s consolidated statement of operations for the years ended December 31, 2021 and 2020:

Millions Lease Cost	December 31, 2021	December 31, 2020
Lease cost	$9.9	$7.7
Less: sublease income	.4	.4
Net lease cost	$9.5	$7.3

The following table presents the contractual maturities of the lease liabilities associated with White Mountains’s operating lease agreements as of December 31, 2021:

Millions	December 31, 2021
2022	$10.9
2023	9.9
2024	8.5
2025	6.8
2026	4.3
Thereafter	11.9
Total undiscounted lease payments	52.3
Less: present value adjustment	(7.1)
Operating lease liability	$45.2

The following table presents lease related assets and liabilities by reportable segment as of December 31, 2021 and 2020:

	As of December 31, 2021
$ in Millions	HG/BAM	Ark	NSM	Kudu	Other Operations	Total	Weighted Average Incremental Borrowing Rate (1)
ROU lease asset	$7.6	$7.0	$14.0	$6.5	$7.1	$42.2	5%
Lease liability	$8.1	$7.0	$15.2	$7.1	$7.8	$45.2
(1) The present value of the remaining lease payments was determined by discounting the lease payments using the incremental borrowing rate.

	December 31, 2020
$ in Millions	HG/BAM	NSM	Kudu	Other Operations	Total	Weighted Average Incremental Borrowing Rate (1)
ROU lease asset	$10.1	$17.1	$2.0	$8.4	$37.6	4.6%
Lease liability	$10.1	$17.1	$2.0	$9.1	$38.3
(1) The present value of the remaining lease payments was determined by discounting the lease payments using the incremental borrowing rate.

Note 14. Common Shareholders’ Equity and Non-controlling Interests

Common Shares Repurchased and Retired

During the past several years, White Mountains’s board of directors authorized the Company to repurchase its common shares, from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. The repurchase authorizations do not have a stated expiration date. As of December 31, 2021, White Mountains may repurchase an additional 451,224 shares under these board authorizations. In addition, from time to time White Mountains has also repurchased its common shares through tender offers that were separately authorized by its board of directors.
During 2021, the Company repurchased 98,511 common shares for $107.5 million at an average share price of $1,091, which were comprised of 91,293 common shares repurchased under the board authorizations for $100.0 million at an average share price of $1095 and 7,218 common shares repurchased pursuant to employee benefit plans.
During 2020, the Company repurchased 99,087 common shares for $85.1 million at an average share price of $859 pursuant to employee benefit plans.
During 2019, the Company repurchased 5,679 common shares for $4.9 million at an average share price of $858 pursuant to employee benefit plans.
Common Shares Issued

During 2021, the Company issued a total of 15,066 common shares, which consisted of 13,475 restricted shares issued to key personnel, 1,591 shares issued to directors of the Company.
During 2020, the Company issued a total of 15,745 common shares, which consisted of 14,055 restricted shares issued to key personnel and 1,440 shares issued to directors of the Company and 250 shares issued to MediaAlpha’s management.
During 2019, the Company issued a total of 17,917 common shares, which consisted of 15,600 restricted shares issued to key personnel, 2,317 shares issued to directors of the Company.

Dividends on Common Shares

For the years ended December 31, 2021, 2020 and 2019, the Company declared and paid cash dividends totaling $3.1 million, $3.2 million and $3.2 million (or $1.00 per common share).

Non-controlling Interests
Non-controlling interests consist of the ownership interests of non-controlling shareholders in consolidated entities and are presented separately on the balance sheet.
The following table presents the balance of non-controlling interests included in White Mountains’s total equity and the related percentage of each consolidated entity’s total equity owned by non-controlling shareholders as of December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
$ in Millions	Non-controlling Percentage	Non-controlling Equity	Non-controlling Percentage	Non-controlling Equity
Non-controlling interests, excluding BAM
HG Global	3.1%	$8.9	3.1%	$13.5
Ark	28.0%	230.7	—%	—
NSM	3.5%	16.7	3.4%	17.0
Kudu	2.5%	12.4	.7%	2.3
Other	various	11.9	various	2.4
Total, excluding BAM		280.6		35.2

BAM	100.0%	(124.0)	100.0%	(123.3)
Total non-controlling interests		$156.6		$(88.1)

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

HG Global/BAM

HG Re is a Special Purpose Insurer under Bermuda insurance regulations and is subject to regulation and supervision by the BMA. As of December 31, 2021, HG Re had statutory capital and surplus of $760.0 million. As a Special Purpose Insurer, HG Re has a nominal minimum regulatory capital requirement of $1.
BAM is domiciled in New York and is subject to regulation by the NYDFS. New York financial guarantee insurance law establishes single risk and aggregate limits with respect to insured obligations insured by financial guarantee insurers. BAM’s statutory net income (loss) for the years ended December 31, 2021, 2020 and 2019 was $(49.3) million, $(59.3) million and $(38.3) million. BAM’s statutory surplus, as reported to regulatory authorities as of December 31, 2021, was $298.1 million, which exceeds the minimum statutory surplus necessary for BAM to maintain its New York State financial guarantee insurance license of $66.0 million.

Ark

Syndicates 4020 and 3902 are subject to oversight by the Council of Lloyd’s. Ark Syndicate Management Limited (“ASML”) is authorized by the U.K.’s Prudential Regulation Authority and regulated by the Financial Conduct Authority under the Financial Services and Markets Act 2000. The underwriting capacity of a Member of Lloyd’s must be supported by providing a deposit in the form of cash, securities or letters of credit in an amount determined under the capital adequacy regime of the U.K.’s Prudential Regulation Authority (the “PRA”). This amount is determined by Lloyd’s and is based on each syndicate’s solvency and capital requirement as calculated through its internal model. In addition, if the Funds at Lloyd’s are not sufficient to cover all losses, the Lloyd’s Central Fund provides an additional discretionary level of security for policyholders. As of December 31, 2021, Ark had provided Funds at Lloyd’s of $343.6 million.
GAIL is subject to regulation and supervision by the BMA. As of December 31, 2021, GAIL had statutory capital and surplus of $780.3 million. GAIL’s minimum statutory capital and surplus requirement established by the BMA was $288.2 million as of December 31, 2021.

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

HG Global/BAM
As of December 31, 2021, HG Global had $619.0 million face value of preferred shares outstanding, of which White Mountains owned 96.9%. Holders of the HG Global preferred shares receive cumulative dividends at a fixed annual rate of 6.0% on a quarterly basis, when and if declared by HG Global. During 2021, HG Global declared and paid a $22.0 million preferred dividend, of which $21.3 million was paid to White Mountains. As of December 31, 2021, HG Global had accrued $414.7 million of dividends payable to holders of its preferred shares, of which $400.5 million was payable to White Mountains and eliminated in consolidation. As of December 31, 2021, HG Global and its subsidiaries had $3.1 million of cash outside of HG Re.

HG Re is a Special Purpose Insurer subject to regulation and supervision by the BMA, but does not require regulatory approval to pay dividends. However, HG Re’s dividend capacity is limited to amounts held outside of the Collateral Trusts pursuant to the FLRT with BAM. As of December 31, 2021, HG Re had $760.0 million of statutory capital and surplus and $852.0 million of assets held in the Collateral Trusts pursuant to the FLRT with BAM.
On a monthly basis, BAM deposits cash equal to ceded premiums, net of ceding commissions, due to HG Re under the FLRT directly into the Regulation 114 Trust.  The Regulation 114 Trust target balance is equal to gross ceded unearned premiums and unpaid ceded loss and LAE, if any.  If, at the end of any quarter, the Regulation 114 Trust balance is below the target balance, funds will be withdrawn from the Supplemental Trust and deposited into the Regulation 114 Trust in an amount equal to the shortfall.  If, at the end of any quarter, the Regulation 114 Trust balance is above 102% of the target balance, funds will be withdrawn from the Regulation 114 Trust and deposited into the Supplemental Trust.
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
As of December 31, 2021, the Collateral Trusts held assets of $852.0 million, which included $481.7 million of cash and investments, $364.6 million of BAM Surplus Notes and $5.7 million of interest receivable on the BAM Surplus Notes.
As of December 31, 2021, HG Re had $9.4 million of cash and investments and $116.8 million of accrued interest on the BAM Surplus Notes held outside the Collateral Trusts.
Through 2024, the interest rate on the BAM Surplus Notes is a variable rate equal to the one-year U.S. Treasury rate plus 300 basis points, set annually. During 2022, the interest rate on the BAM Surplus Notes will be 3.2%. Beginning in 2025, the interest rate will be fixed at the higher of the then current variable rate or 8.0%. BAM is required to seek regulatory approval to pay interest and principal on the BAM Surplus Notes only to the extent that its remaining qualified statutory capital and other capital resources continue to support its outstanding obligations, business plan and its “AA/stable” rating from Standard & Poor’s. No payment of principal or interest on the BAM Surplus Notes may be made without the approval of the NYDFS.
In December 2021, BAM made a $33.8 million cash payment of principal and interest on the BAM Surplus Notes held by HG Global. Of this payment, $23.6 million was a repayment of principal held in the Supplemental Trust, $0.4 million was a payment of accrued interest held in the Supplemental Trust and $9.8 million was a payment of accrued interest held outside the Supplemental Trust.
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

Ark
During any 12-month period, GAIL, a class 4 licensed Bermuda insurer, has the ability to (i) make capital distributions based on 15%of its total statutory capital per the previous year’s statutory financial statements, or (ii) make dividend payments based on 25% of its total statutory capital and surplus per the previous year’s statutory financial statements, without prior approval of Bermuda regulatory authorities. Accordingly, White Mountains expects GAIL will have the ability to make capital distributions of $113.6 million during 2022, which is equal to 15% of its December 31, 2021 statutory capital of $757.6 million, subject to meeting all appropriate liquidity and solvency requirements and the filing of its December 31, 2021 statutory financial statements. During 2021, GAIL did not pay a dividend to its immediate parent.
As of December 31, 2021, Ark and its intermediate holding companies had $4.0 million of net unrestricted cash, short-term investments and fixed maturity investments outside of its regulated and unregulated insurance and reinsurance operating subsidiaries. During 2021, Ark did not pay any dividends to its immediate parent.

NSM
During 2021, NSM distributed $8.0 million to unitholders, substantially all of which was paid to White Mountains. As of December 31, 2021, NSM had $22.3 million of net unrestricted cash and short-term investments.

Kudu
During 2021, Kudu distributed $19.4 million to unitholders, substantially all of which was paid to White Mountains. As of December 31, 2021, Kudu had $16.9 million of net unrestricted cash and short-term investments.

Other Operations
During 2021, White Mountains paid a $3.1 million common share dividend. As of December 31, 2021, the Company and its intermediate holding companies had $453.5 million of net unrestricted cash, short-term investments and fixed maturity investments, $261.6 million of MediaAlpha common stock and $170.5 million of private equity funds and ILS funds.

Note 16. Segment Information

As of December 31, 2021, White Mountains conducted its operations through five segments: (1) HG Global/BAM, (2) Ark, (3) NSM, (4) Kudu and (5) Other Operations.
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
The following tables present the financial information for White Mountains’s segments:

Millions	HG Global/BAM (1)	Ark	NSM (3)	Kudu	Other Operations	Total
Year Ended December 31, 2021
Earned insurance premiums (2)	$26.9	$637.3	$—	$—	$—	$664.2
Net investment income	17.5	2.9	—	43.9	18.2	82.5
Net realized and unrealized investment gains (losses)	(22.9)	16.5	—	89.9	50.7	134.2
Net realized and unrealized investment gains (losses) from investment in MediaAlpha	—	—	—	—	(380.3)	(380.3)
Commission revenues (4)	—	—	258.0	—	9.6	267.6
Other revenues	1.5	11.8	72.4	.2	90.7	176.6
Total revenues	23.0	668.5	330.4	134.0	(211.1)	944.8
Loss and loss adjustment expenses	—	314.8	—	—	—	314.8
Insurance acquisition expenses	8.3	178.0	—	—	—	186.3
Cost of sales	—	—	—	—	69.3	69.3
General and administrative expenses	57.1	115.5	190.1	14.5	105.7	482.9
Broker commission expense	—	—	80.2	—	—	80.2
Change in fair value of contingent consideration	—	—	1.0	—	—	1.0
Amortization of other intangible assets	—	—	35.2	.3	4.3	39.8
Loss on assets held for sale	—	—	28.7	—	—	28.7
Interest expense	—	7.3	23.3	11.7	1.5	43.8
Total expenses	65.4	615.6	358.5	26.5	180.8	1,246.8
Pre-tax income (loss)	$(42.4)	$52.9	$(28.1)	$107.5	$(391.9)	$(302.0)
(1)    BAM manages its affairs on a statutory accounting basis. BAM’s statutory surplus includes the BAM Surplus Notes and is not reduced by accruals of interest expense on the BAM Surplus Notes. BAM’s statutory surplus is reduced only after a payment of principal or interest has been approved by the NYDFS.
(2) Ark’s earned insurance premiums based on the location of Ark’s underwriting offices in the United Kingdom and Bermuda are $459.3 and $178.0.
(3) Includes the results of J.C. Taylor from August 6, 2021, the date of the J.C. Taylor transaction.
(4) Approximately 25% of NSM’s commission revenue was associated with one single carrier.

Millions	HG Global/BAM (1)	NSM	Kudu	Other Operations	Total
Year Ended December 31, 2020
Earned insurance premiums	$22.8	$—	$—	$—	$22.8
Net investment income	19.5	—	29.5	82.0	131.0
Net realized and unrealized investment gains (losses)	23.7	—	15.9	(8.8)	30.8
Net realized and unrealized investment gains (losses) from investment in MediaAlpha	—	—	—	686.0	686.0
Commission revenues (2)	—	232.5	—	8.3	240.8
Other revenues	2.5	52.6	.3	13.9	69.3
Total revenues	68.5	285.1	45.7	781.4	1,180.7
Insurance acquisition expenses	7.0	—	—	—	7.0
Cost of sales	—	—	—	11.3	11.3
General and administrative expenses	56.8	176.9	11.8	141.9	387.4
Broker commission expense	—	75.3	—	—	75.3
Change in fair value of contingent consideration	—	(3.3)	—	—	(3.3)
Amortization of other intangible assets	—	26.7	.3	1.3	28.3
Interest expense	—	22.1	6.0	1.4	29.5
Total expenses	63.8	297.7	18.1	155.9	535.5
Pre-tax income (loss)	$4.7	$(12.6)	$27.6	$625.5	$645.2
(1)    BAM manages its affairs on a statutory accounting basis. BAM’s statutory surplus includes the BAM Surplus Notes and is not reduced by accruals of interest expense on the BAM Surplus Notes. BAM’s statutory surplus is reduced only after a payment of principal or interest has been approved by the NYDFS.
(2)    Approximately 19% of NSM’s commission revenue was associated with one single carrier.

Millions	HG Global/BAM (1)	NSM	Kudu (2)	MediaAlpha (3)	Other Operations	Total
Year Ended December 31, 2019
Earned insurance premiums	$16.3	$—	$—	$—	$—	$16.3
Net investment income	21.6	—	14.7	—	43.4	79.7
Net realized and unrealized investment gains (losses)	27.1	—	6.3	—	219.8	253.2
Net realized and unrealized investment gains from investment in MediaAlpha	—	—	—	—	180.0	180.0
Gain from deconsolidation from MediaAlpha	—	—	—	—	67.5	67.5
Advertising and commission revenues (4)	—	193.4	—	48.8	6.9	249.1
Other revenues	1.6	39.7	.2	—	6.1	47.6
Total revenues	66.6	233.1	21.2	48.8	523.7	893.4
Insurance acquisition expenses	5.7	—	—	—	—	5.7
Cost of sales	—	—	—	40.6	7.5	48.1
General and administrative expenses	50.9	132.2	10.1	12.5	122.5	328.2
Broker commission expense	—	64.8	—	—	—	64.8
Change in fair value of contingent consideration	—	2.1	—	—	—	2.1
Amortization of other intangible assets	—	19.4	.2	1.6	.6	21.8
Interest expense	—	16.7	.1	.2	.6	17.6
Total expenses	56.6	235.2	10.4	54.9	131.2	488.3
Pre-tax income (loss)	$10.0	$(2.1)	$10.8	$(6.1)	$392.5	$405.1
(1)    BAM manages its affairs on a statutory accounting basis. BAM’s statutory surplus includes the BAM Surplus Notes and is not reduced by accruals of interest expense on the BAM Surplus Notes. BAM’s statutory surplus is reduced only after a payment of principal or interest has been approved by the NYDFS.
(2)    Kudu’s results are from April 4, 2019, the date of the Kudu Transaction, to December 31, 2019.
(3)    MediaAlpha’s results are from January 1, 2019 to February 26, 2019, the date of the 2019 MediaAlpha Transaction.
(4)    Approximately 17% of NSM’s commission revenue was associated with one single carrier.

Millions Selected Balance Sheet Data	HG Global/BAM		Ark	NSM	Kudu	Other Operations		Held for Sale	Total
December 31, 2021:
Total investments	$966.5		$1,562.1	$—	$669.5	$1,067.2		$—	$4,265.3
Total assets	$1,044.8	(1)	$3,027.0	$977.3	$727.1	$1,208.4	(2)	$16.1	$7,000.7
Total liabilities	$321.9	(2)	$2,122.4	$495.3	$261.0	$95.4		$—	$3,296.0
Total White Mountains’s common shareholders’ equity	$838.0	(2)	$673.9	$465.3	$453.7	$1,101.1	(2)	$16.1	$3,548.1
Non-controlling interest	$(115.1)		$230.7	$16.7	$12.4	$11.9		$—	$156.6
December 31, 2020:
Total investments	$919.9		$—	$—	$400.6	$1,618.5		$—	$2,939.0
Total assets	$1,017.8	(1)	$—	$999.6	$430.2	$2,381.5	(2)	$2.3	$4,831.4
Total liabilities	$291.5	(2)	$—	$491.8	$96.3	$133.9		$—	$1,013.5
Total White Mountains’s common shareholders’ equity	$836.1	(2)	$—	$490.7	$331.6	$2,245.3	(2)	$2.3	$3,906.0
Non-controlling interest	$(109.8)		$—	$17.1	$2.3	$2.3		$—	$(88.1)
(1) As of December 2021 and 2020, total assets in the HG Global/BAM segment reflected the elimination of $364.6 and $388.2 of BAM Surplus Notes issued to HG Global and its subsidiaries, and $157.6 and $155.7 in accrued interest related to the BAM Surplus Notes.
(2) HG Global preferred dividends payable to White Mountains’s subsidiaries is eliminated in White Mountains’s consolidated financial statements. For segment reporting, the HG Global preferred dividends payable to White Mountains’s subsidiaries included within the HG Global/BAM segment are eliminated against the offsetting receivable included within the Other Operations segment and therefore added back to White Mountains’s common shareholders’ equity within the HG Global/BAM segment. As of December 31, 2021 and 2020, the HG Global preferred dividends payable to White Mountains’s subsidiaries was $400.5 and $363.9.

In compliance with ASC 606, Revenues from Contracts with Customers, the following tables present White Mountains’s total revenues by revenue source:

Millions	HG Global/BAM	Ark	NSM	Kudu	Other Operations	Total
Year Ended December 31, 2021
Commission and other revenue
Specialty Transportation (1)	$—	$—	$97.2	$—	$—	$97.2
Pet	—	—	76.3	—	—	76.3
United Kingdom	—	—	53.1	—	—	53.1
Real Estate	—	—	34.4	—	—	34.4
Social Services	—	—	33.9	—	—	33.9
Other	—	—	35.5	—	9.6	45.1
Total commission and other revenue	—	—	330.4	—	9.6	340.0
Products and service revenues	—	—	—	—	87.5	87.5
Revenues from contracts with customers	—	—	330.4	—	97.1	427.5
Other (2)	23.0	668.5	—	134.0	(308.2)	517.3
Total revenues	$23.0	$668.5	$330.4	$134.0	$(211.1)	$944.8
(1) Includes the results of J.C. Taylor from August 6, 2021, the date of the J.C. Taylor transaction.
(2) Other revenues consist of premiums, investment income, investment gains and losses and other revenues outside the scope of ASC 606, Revenues from Contracts with Customers.

Millions	HG Global/BAM	NSM	Kudu	Other Operations	Total
Year Ended December 31, 2020
Commission and other revenue
Specialty Transportation	$—	$85.5	$—	$—	$85.5
Pet	—	55.0	—	—	55.0
United Kingdom	—	49.4	—	—	49.4
Real Estate	—	44.9	—	—	44.9
Social Services	—	28.9	—	—	28.9
Other	—	21.4	—	8.3	29.7
Total commission and other revenue	—	285.1	—	8.3	293.4
Products and service revenues	—	—	—	14.5	14.5
Revenues from contracts with customers	—	285.1	—	22.8	307.9
Other (1)	68.5	—	45.7	758.6	872.8
Total revenues	$68.5	$285.1	$45.7	$781.4	$1,180.7
(1)    Other revenues consist of premiums, investment income, investment gains and losses and other revenues outside the scope of ASC 606, Revenues from Contracts with Customers.

Millions	HG Global/BAM	NSM	Kudu (2)	MediaAlpha (3)	Other Operations	Total
Year Ended December 31, 2019
Commission and other revenue
Specialty Transportation	$—	$77.6	$—	$—	$—	$77.6
United Kingdom	—	45.9	—	—	—	45.9
Pet	—	30.0	—	—	—	30.0
Real Estate	—	34.7	—	—	—	34.7
Social Services	—	25.9	—	—	—	25.9
Other	—	19.0	—	—	6.9	25.9
Total commission and other revenue	—	233.1	—	—	6.9	240.0
Advertising revenues	—	—	—	48.8	—	48.8
Product and service revenues	—	—		—	5.5	5.5
Revenues from contracts with customers	—	233.1	—	48.8	12.4	294.3
Other (1)	66.6	—	21.2	—	511.3	599.1
Total revenues	$66.6	$233.1	$21.2	$48.8	$523.7	$893.4
(1) Other revenues consist of premiums, investment income, investment gains and losses and other revenues outside the scope of ASC 606, Revenues from Contracts with Customers.
(2)    Kudu’s results are from April 4, 2019, the date of the Kudu Transaction, to December 31, 2019.
(3)    MediaAlpha’s results are from January 1, 2019 to February 26, 2019, the date of the 2019 MediaAlpha Transaction.

Note 17. Equity Method Eligible Investments

White Mountains’s equity method eligible investments include White Mountains’s investment in MediaAlpha, certain other unconsolidated entities, including Kudu’s Participation Contracts, private equity funds and hedge funds in which White Mountains has the ability to exert significant influence over the investee’s operating and financial policies.
The following table presents the ownership interests and carrying values of White Mountains’s equity method eligible investments as of December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
Millions	Ownership Interest	Carrying Value	Ownership Interest	Carrying Value
Kudu Participation Contracts (1)	3.2 - 32.0%	$669.5	3.2 - 35.0%	$400.6
Investment in MediaAlpha	28.0%	261.6	35.0%	802.2
PassportCard/DavidShield	53.8%	120.0	53.8%	95.0
Elementum Holdings, L.P.	29.7%	45.0	28.9%	55.1
Other equity method eligible investments, at fair value	Under 50.0%	109.3	Under 50.0%	132.2
Other equity method eligible investments, at fair value	50.0% and over	17.8	50.0% and over	15.2
(1) Ownership interest generally references basic ownership interest with the exception of Kudu’s Participation Contracts, which are non-controlling equity interests in the form of revenue and earnings participation contracts.

For the years ended December 31, 2021, 2020 and 2019, White Mountains received dividend and income distributions from equity method eligible investments of $56.2 million, $95.0 million and $14.8 million, which were recorded within net investment income in the consolidated statement of operations.
As a result of the 2019 MediaAlpha Transaction, White Mountains deconsolidated MediaAlpha as of February 26, 2019. Upon deconsolidation, White Mountains’s investment in MediaAlpha met the criteria to be accounted for under the equity method or under the fair value option. White Mountains elected the fair value option. White Mountains’s consolidated statement of comprehensive income and its segment disclosures include MediaAlpha’s results of operations for the period from January 1, 2019 through February 26, 2019. Following the MediaAlpha IPO, White Mountains’s investment in MediaAlpha is accounted for at fair value based on the publicly traded share price of MediaAlpha’s common stock and White Mountains presents its investment in MediaAlpha as a separate line item on the balance sheet. See Note 2 — “Significant Transactions”.

For the period from February 26, 2019 to December 31, 2019 and for the year ended December 31, 2020, MediaAlpha was considered a significant subsidiary. For the period from February 26, 2019 to December 31, 2019, MediaAlpha’s total revenues, total expenses, and net income were $359.2 million, $336.3 million, and $22.9 million.
The following tables present summarized financial information for MediaAlpha as of December 31, 2021 and 2020 for the years ended December 31, 2021, 2020, and 2019:

	December 31,
Millions	2021	2020
Balance sheet data:
Total assets	$289.8	$210.3
Total liabilities	$351.4	$315.5

	Year Ended December 31,
Millions	2021	2020	2019 (1)
Income statement data:
Total revenues	$645.3	$584.8	$408.0
Total expenses	$653.8	$574.2	$390.2
Net income (loss)	$(8.5)	$10.6	$17.8
(1) For the year ended December 31, 2019, MediaAlpha recorded out of period adjustments that increased (decreased) total revenues by $0.1, total expenses by $1.2 and net income by $(1.1). The adjustments primarily related to MediaAlpha’s accounting for its equity-based compensation and amortization of other intangible assets. White Mountains has evaluated the impact of the adjustments and concluded that they are not material, individually and in the aggregate, to current or prior period financial statements.

The following tables present aggregated summarized financial information for White Mountains’s investments in equity method eligible unconsolidated entities, excluding MediaAlpha:

	December 31,
Millions	2021	2020
Balance sheet data(1):
Total assets	$1,845.7	$1,328.5
Total liabilities	$373.4	$228.7
(1) Financial data for White Mountains’s equity method eligible investees is generally reported on a one-quarter lag.

	Year Ended December 31,
Millions	2021	2020	2019
Income statement data(1):
Total revenues	$987.4	$526.5	$344.6
Total expenses	$418.7	$325.9	$88.3
Net income (loss)	$568.7	$201.7	$255.1
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

Elementum

On May 31, 2019, White Mountains acquired a 30.0% limited partnership interest in Elementum for $55.1 million. White Mountains has determined that Elementum is a VIE but that White Mountains is not the primary beneficiary. White Mountains’s ownership interest gives White Mountains the ability to exert significant influence over the significant financial and operating activities of Elementum. Accordingly, Elementum meets the criteria to be accounted for under the equity method. White Mountains has taken the fair value option for its investment in Elementum. Changes in the fair value of Elementum are recorded in realized and unrealized investment gains (losses). As of December 31, 2021, White Mountains’s maximum exposure to loss on its investment in Elementum is limited to the carrying value of $45.0 million.

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
As a result of the transaction, White Mountains’s re-evaluated its accounting treatment for its investment in PassportCard/DavidShield. Because White Mountains does not have the unilateral power to direct the operations of PassportCard or DavidShield, White Mountains does not hold a controlling financial interest and does not consolidate either entity. White Mountains’s ownership interest gives White Mountains the ability to exert significant influence over the significant financial and operating activities of PassportCard/DavidShield. Accordingly, White Mountains’s investment in PassportCard/DavidShield meets the criteria to be accounted for under the equity method. White Mountains has taken the fair value option for its investment in PassportCard/DavidShield. Changes in the fair value of PassportCard/DavidShield are recorded in realized and unrealized investment gains (losses). As of December 31, 2021, White Mountains’s maximum exposure to loss on its equity investment in PassportCard/DavidShield and the non-interest bearing loan to its partner is limited to the total carrying value of $129.4 million.

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
For periods prior to the Kudu Transaction, White Mountains determined that Kudu was a VIE but that White Mountains was not the primary beneficiary. White Mountains’s ownership interest gave White Mountains the ability to exert significant influence over the significant financial and operating activities of Kudu. Accordingly, for the year ended December 31, 2018, Kudu met the criteria to be accounted for under the equity method. White Mountains took the fair value option for its investment in Kudu, measuring its investment in Kudu at fair value using NAV as a practical expedient with changes therein recorded in realized and unrealized investment gains (losses) for the year ended December 31, 2018.

Note 19. Fair Value of Financial Instruments

    White Mountains records its financial instruments at fair value with the exception of debt obligations which are recorded as debt at face value less unamortized original issue discount. See Note 7 — “Debt”.
    The following tables presents the fair value and carrying value of these financial instruments as of December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
Millions	Fair Value	Carrying Value	Fair Value	Carrying Value
Ark 2007 Subordinated Notes	$27.6	$30.0	$—	$—
Ark 2021 Subordinated Notes	$162.8	$155.9	$—	$—
NSM Bank Facility	$275.8	$271.2	$279.3	$271.3
Other NSM debt	$1.0	$.9	$1.3	$1.3
Kudu Credit Facility	$246.8	$218.2	$—	$—
Kudu Bank Facility	$—	$—	$89.3	$86.3
Other Operations debt	$17.7	$16.8	$18.8	$17.5

The fair value estimates for the Ark 2007 Subordinated Notes, the Ark 2021 Subordinated Notes, NSM Bank Facility, the Other NSM debt, the Kudu Credit Facility, the Kudu Bank Facility and Other Operations debt have been determined based on a discounted cash flow approach and are considered to be Level 3 measurements.

Note 20. Commitments and Contingencies

White Mountains leases certain office spaces under non-cancellable operating leases that expire on various dates through 2022. Rental expense for all of White Mountains’s locations was $9.9 million, $7.7 million and $7.2 million for the years ended December 31, 2021, 2020 and 2019. White Mountains also has various other lease obligations that are immaterial in the aggregate.  White Mountains’s future annual minimum rental payments required under non-cancellable leases, which are primarily for office space, are $10.9 million, $9.9 million, $8.5 million, and $23.0 million for the years ending December 31, 2022, 2023, 2024 and 2025 and thereafter.
White Mountains also has future binding commitments to fund certain other long-term investments. These commitments, which totaled $44.0 million as of December 31, 2021, do not have fixed funding dates.

Legal Contingencies

White Mountains, and the insurance industry in general, is routinely subject to claims related litigation and arbitration in the normal course of business, as well as litigation and arbitration that do not arise from, nor are directly related to, claims activity. White Mountains’s estimates of the costs of settling matters routinely encountered in claims activity are reflected in the reserves for unpaid loss and LAE. See Note 5 — “Losses and Loss Adjustment Expense Reserves”.

White Mountains considers the requirements of ASC 450 when evaluating its exposure to non-claims related litigation and arbitration. ASC 450 requires that accruals be established for litigation and arbitration if it is probable that a loss has been incurred and it can be reasonably estimated. ASC 450 also requires that litigation and arbitration be disclosed if it is probable that a loss has been incurred or if there is a reasonable possibility that a loss may have been incurred. White Mountains does not have any current non-claims related litigation that may have a material adverse effect on White Mountains’s financial condition, results of operations or cash flows.

Note 21. Held for Sale and Discontinued Operations

Sirius Group

On April 18, 2016, White Mountains completed the sale of Sirius International Insurance Group, Ltd. (“Sirius Group”) to CM International Pte. Ltd. and CM Bermuda Limited (collectively “CMI”). In connection with the sale, White Mountains indemnified Sirius Group against the loss of certain interest deductions claimed by Sirius Group related to periods prior to the sale of Sirius Group to CMI that had been disputed by the Swedish Tax Agency (STA). In late October 2018, the Swedish Administrative Court ruled against Sirius Group on its appeal of the STA’s denial of these interest deductions. As a result, in 2018 White Mountains recorded a loss of $17.3 million within net (loss) gain on sale of discontinued operations reflecting the value of these interest deductions.
As of December 31, 2020, White Mountains recorded a liability of $18.7 million, related to the tax indemnification provided in connection with the sale of Sirius Group in 2016. In April 2021, the STA informed the Swedish Administrative Court of Appeal that Sirius Group should prevail in its appeal and that the interest deductions should not be disallowed. In June 2021, the Swedish Administrative Court of Appeal ruled in Sirius Group’s favor. During 2021, White Mountains recorded a gain of $17.6 million in discontinued operations to reverse the liability accrued as of December 31, 2020 and $1.1 million gain related to foreign currency translation. During 2020, White Mountains recorded an increase in the liability of $2.2 million related to foreign currency translation that was included within net loss on sale of discontinued operations.

NSM

On April 12, 2021, NSM completed the sale of the Fresh Insurance motor business for net proceeds of £1.1 million ($1.5 million based upon the foreign exchange spot rate as of the transaction date). The assets and liabilities included in the transaction, were measured at their estimated fair values, net of disposal and classified as held for sale at March 31, 2021. However, the transaction did not meet the criteria to be classified as discontinued operations. In the first quarter of 2021, NSM recorded a loss of $28.7 million related to the sale.

Other

As of December 31, 2021, White Mountains classified one of the Other Operating Businesses, which included $16.1 million of insurance licenses, investments and cash, as assets held for sale.
As of December 31, 2017, White Mountains classified its Guilford, Connecticut property, which consists of an office building and adjacent land, as held for sale. On August 20, 2020, the office building was sold for $2.3 million. For the year ended December 31, 2020, White Mountains recognized $0.1 million of realized loss on the sale of the office building.
As of December 31, 2020, the adjacent land was measured at its estimated fair value, net of costs of disposal, of $0.7 million. On September 17, 2021, the adjacent land was sold for $0.7 million and White Mountains recognized $0.1 million of realized loss within other revenues in the Other Operations segment.
As of December 31, 2020, assets held for sale also includes a corporate aircraft. The aircraft was measured at its carrying value of $1.7 million, which is lower than its estimated fair value. On February 12, 2021, the corporate aircraft was sold for $2.1 million and White Mountains recorded $0.5 million of realized gains within other revenues in the Other Operations segment.

Earnings Per Share from Discontinued Operations

White Mountains calculates earnings per share using the two-class method, which allocates earnings between common and unvested restricted common shares. Both classes of shares participate equally in earnings on a per share basis. Basic earnings per share amounts are based on the weighted average number of common shares outstanding adjusted for unvested restricted common shares. Diluted earnings per share amounts are also impacted by the net effect of potentially dilutive common shares outstanding. The following table presents the Company’s computation of earnings per share for discontinued operations for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
Basic and diluted earnings per share numerators (in millions):
Net income (loss) attributable to White Mountains’s common shareholders	$(275.4)	$708.7	$414.5
Less: total income (loss) from continuing operations, net of tax	(294.1)	711.0	413.7
Net income (loss) from discontinued operations attributable to White Mountains’s common shareholders	18.7	(2.3)	.8
Allocation of (earnings) losses to participating restricted common shares (1)	(.2)	—	—
Basic and diluted (loss) earnings per share numerators	$18.5	$(2.3)	$.8
Basic earnings per share denominators (in thousands):
Total average common shares outstanding during the period	3,079.0	3,122.2	3,181.6
Average unvested restricted common shares (3)	(36.5)	(40.8)	(40.5)
Basic earnings (loss) per share denominator	3,042.5	3,081.4	3,141.1
Diluted earnings per share denominator (in thousands):
Total average common shares outstanding during the period	3,079.0	3,122.2	3,181.6
Average unvested restricted common shares (3)	(36.5)	(40.8)	(40.5)
Diluted earnings (loss) per share denominator	3,042.5	3,081.4	3,141.1
Basic (loss) earnings per share (in dollars) - discontinued operations:	$6.07	$(.75)	$.25
Diluted (loss) earnings per share (in dollars) - discontinued operations:	$6.07	$(.75)	$.25
(1)Restricted shares issued by White Mountains contain dividend participation features, and therefore, are considered participating securities.
(2)Net earnings attributable to White Mountains’s common shareholders, net of restricted share amounts, is equal to undistributed earnings for the years ended December 31, 2021, 2020 and 2019.
(3)Restricted common shares outstanding vest either in equal annual installments or upon a stated date. See Note 12 — “Employee Share-Based Compensation Plans”.

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
We assessed the effectiveness of White Mountains’s internal control over financial reporting as of December 31, 2021. Our assessment did not include an assessment of the internal control over financial reporting for certain recent acquisitions. These acquisitions were Ark Insurance Holdings Limited and its subsidiaries, J.C. Taylor Insurance and New Market Waste Solutions, LLC. The total assets and total revenues excluded from our assessment related to these acquisitions represented 39%, less than 1% and less than 1%, respectively, of White Mountains’s total assets as of December 31, 2021 and 71%, less than 1% and 6%, respectively, of White Mountains’s total revenue for the year ended December 31, 2021. In making our assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, we have concluded that White Mountains maintained effective internal control over financial reporting as of December 31, 2021.
PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, has audited the effectiveness of White Mountains’s internal control over financial reporting as of December 31, 2021 as stated in their report which appears on page F-79.

February 28, 2022

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of White Mountains Insurance Group, Ltd.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of White Mountains Insurance Group, Ltd. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedules listed in the index appearing after the signature page (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management's Annual Report on Internal Control over Financial Reporting, management has excluded Ark Insurance Holdings Limited and its subsidiaries, J.C.Taylor Insurance, and New Market Waste Solutions, LLC from its assessment of internal control over financial reporting as of December 31, 2021 because they were acquired by the Company in purchase business combinations during 2021. We have also excluded Ark Insurance Holdings Limited and its subsidiaries, J.C. Taylor Insurance, and New Market Waste Solutions, LLC, from our audit of internal control over financial reporting. Ark Insurance Holdings Limited and its subsidiaries, J.C. Taylor Insurance, and New Market Waste Solutions, LLC. are majority-owned subsidiaries whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 39%, less than 1% and less than 1%, and 71%, less than 1% and 6%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2021.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill Impairment Assessment - NSM Reporting Unit

As described in Notes 1, 2 and 4 to the consolidated financial statements, the Company acquired NSM Insurance HoldCo, LLC and its subsidiaries (collectively, “NSM”) in 2018 and NSM subsequently acquired net assets of KBK Insurance Group, Inc. (“KBK”) in 2018, Embrace Pet Insurance (“Embrace”) in 2019, and Kingsbridge Group Limited (“Kingsbridge”) in 2020. As of December 31, 2021, a significant portion of the $503.2 million NSM reporting unit goodwill is associated with these acquisitions. As disclosed by management, goodwill is reviewed for potential impairment on an annual basis, or whenever indications of potential impairment exist. The annual review first assesses whether qualitative factors indicate that the carrying value of goodwill may be impaired, and if it is more likely than not that an impairment may exist, then a quantitative analysis is performed to compare the fair value of a reporting unit with its carrying value. Both the annual qualitative assessment of potential impairment as well as the quantitative comparison of carrying value to estimated fair value involve management judgment. The use of discounted cash flow models, market comparisons and other valuation techniques, as well as assumptions, including revenue growth rates, are inherently subjective. If the carrying value had exceeded the estimated fair value, then an impairment charge would have been recognized through current period pre-tax income.

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

Valuation of Certain Other Long-Term Investments

As described in Notes 1 and 3 to the consolidated financial statements, the Company maintains various other non-controlling equity interests in operating businesses accounted for at fair value within other long-term investments. The fair values of the most significant of these investments, classified within other long-term investments as of December 31, 2021, consist of PassportCard Limited and DavidShield Life Insurance Agency (2000) Ltd. (collectively, PassportCard/DavidShield”) for $120.0 million; Elementum Holdings L.P. (“Elementum”) for $45.0 million; and certain participation contracts of Kudu Investment Management, LLC and its subsidiaries (collectively, “Kudu”) representing a portion of the total Kudu participation contracts of $669.5 million. As disclosed by management, they applied significant judgment in determining the fair value of these other long-term investments using discounted cash flow models, and in case of one of Kudu’s participation contracts, using a probability weighted expected return method, which involved the use of key inputs with respect to (i) for PassportCard/DavidShield and Elementum, projections of future revenues and earnings, discount rates, and terminal revenue growth rates, and (ii) for certain participation contracts of Kudu, projections of future revenues and earnings of Kudu’s clients, discount rates, terminal cash flow exit multiples, and for one of Kudu’s participation contracts, expected value to be received in a pending sale transaction.

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

Acquisition of Ark Insurance Holdings Limited - Valuation of Syndicate Underwriting Capacity Intangible Asset

As described in Note 2 to the consolidated financial statements, the Company completed the acquisition of Ark Insurance Holdings Limited and its subsidiaries (Ark) in 2021, which resulted in a $175.7 million syndicate underwriting capacity intangible asset being recorded. The fair value of the syndicate underwriting capacity intangible asset was internally estimated based on the income approach. Significant inputs to the valuation model include estimates of growth in premium revenues, investment returns, claim costs, expenses, and discount rates based on a weighted average cost of capital.

The principal considerations for our determination that performing procedures relating to the valuation of the acquired Ark syndicate underwriting capacity intangible asset is a critical audit matter are (i) the significant judgment by management when developing their estimate, (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the discount rate and growth in premium revenues, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the syndicate underwriting capacity intangible asset and controls over the development of the significant assumptions related to the discount rate and growth in premium revenues. These procedures also included, among others (i) reading the purchase agreement and (ii) testing management’s process for estimating the fair value of the syndicate underwriting capacity intangible asset. Testing management’s process included evaluating the appropriateness of the income method, testing the completeness and accuracy of data used by management, and evaluating the reasonableness of the discount rate and growth in premium revenues significant assumptions. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the income method and the reasonableness of the discount rate and growth in premium revenues significant assumptions.

Valuation of Loss and Loss Adjustment Expense Reserves - Ark Operating Segment

As described in Notes 1 and 5 to the consolidated financial statements, unpaid losses and loss adjustment expenses, including estimates for amounts incurred but not reported, are based on estimates of the ultimate costs of settling claims, including the effects of inflation and other societal and economic factors. Unpaid loss and loss adjustment expenses reserves represent management’s best estimate of ultimate losses and loss adjustment expenses, net of estimated salvage and subrogation recoveries, if applicable. The Company’s loss and loss adjustment expense reserves as of December 31, 2021 for the Ark operating segment were $894.7 million. Management estimates ultimate loss and loss adjustment expenses using various generally accepted actuarial methods applied to known losses and other relevant information. Ultimate loss and loss adjustment expenses are generally determined by extrapolation of claim emergence and settlement patterns observed in the past that can reasonably be expected to persist in the future. Management considers the Company’s own experience, particularly claims development experience, such as trends in case reserves, payments on and closing of claims, as well as changes in business mix and coverage limits, and external market data as the most important information for estimating its reserves. Ultimate loss and loss adjustment expenses for major losses and catastrophes are estimated based on the known and expected exposures to the loss event. Incurred but not reported reserves are adjusted as additional information becomes known or payments are made.

The principal considerations for our determination that performing procedures relating to the valuation of the loss and loss adjustment expense reserves for the Ark operating segment is a critical audit matter are (i) the significant judgment by management when developing their estimate, (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the actuarial methods and inputs related to trends in case reserves, payments on and closing of claims, and changes in business mix and coverage limits, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, testing the completeness and accuracy of data provided by management and the relevance and reliability of the industry data, and the involvement of professionals with specialized skill and knowledge to assist in (i) evaluating the appropriateness of the actuarial methods used by management, (ii) evaluating the reasonableness of assumptions used by management to determine the Company’s reserve for loss and loss adjustment expenses, and (iii) developing an independent estimate of the reserve on a sample basis using historical data and loss development patterns, as well as industry data and other benchmarks, to develop an independent estimate and comparing the independent estimate to management’s actuarially determined reserve to evaluate the reasonableness of the reserve for loss and loss adjustment expenses.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 28, 2022
We have served as the Company’s auditor since 1999.

SCHEDULE I

WHITE MOUNTAINS INSURANCE GROUP, LTD.
SUMMARY OF INVESTMENTS—OTHER THAN
INVESTMENTS IN RELATED PARTIES
At December 31, 2021

Millions	Cost	Carrying Value	Fair Value
Fixed maturity investments:

U.S. Government and agency obligations	$212.1	$211.5	$211.5
Debt securities issued by corporations	993.3	992.9	992.9
Municipal obligations	276.4	291.9	291.9
Mortgage and asset-backed securities	277.2	277.6	277.6
Collateralized loan obligations	136.5	135.0	135.0
Total fixed maturity investments	1,895.5	1,908.9	1,908.9
Short-term investments	465.9	465.9	465.9
Investment in MediaAlpha	—	261.6	261.6
Common equity securities - Industrial, Miscellaneous, and Other	236.3	251.1	251.1
Other long-term investments	1,186.7	1,377.8	1,377.8
Total investments	$3,784.4	$4,265.3	$4,265.3

Schedules of the Registrant should be read in conjunction with the Consolidated Financial Statements and Notes.

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

CONDENSED BALANCE SHEETS (1)

	December 31,
Millions	2021	2020
Assets:
Cash	$.6	$.7
Fixed maturity investments, at fair value	—	10.1
Short-term investments, at amortized cost	6.7	24.3
Other assets	3.0	2.5
Investments in consolidated subsidiaries	3,661.8	3,726.0
Total assets	$3,672.1	$3,763.6
Liabilities:
Payable to subsidiary	$104.9	$(195.6)
Other liabilities (2)	10.1	39.7
Total liabilities	115.0	(155.9)
White Mountains’s common shareholders’ equity	3,548.1	3,906.0
Non-controlling interests	9.0	13.5
Total liabilities and equity	$3,672.1	$3,763.6
(1) These condensed unconsolidated financial statements reflect the results of operations, financial condition and cash flows for the Company. Investments in which White Mountains holds a controlling financial interest are accounted for using the equity method. Under the equity method, investments in subsidiaries are recorded on the condensed balance sheets at the amount of the Company’s ownership percentage of the subsidiary’s GAAP book value. The income from subsidiaries is reported on a net of tax basis as equity in earnings from consolidated and unconsolidated subsidiaries on the condensed statements of operations and comprehensive income (loss). Capital contributions to and distributions from consolidated subsidiaries are presented within investing activities on the condensed statements of cash flows.
(2) As of December 31, 2020, White Mountains’s other liabilities includes $18.7 related to the Sirius Group tax contingency, which was reversed during 2021. See Note 21 — “Held for Sale and Discontinued Operations”.

Schedules of the Registrant should be read in conjunction with the Consolidated Financial Statements and Notes.

SCHEDULE II (continued)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (1)

	Year Ended December 31,
Millions	2021	2020	2019
Revenues (loss) (including realized and unrealized gains and losses)	$(.2)	$(8.7)	$65.0
Expenses	39.0	61.0	47.1
Pre-tax income (loss)	(39.2)	(69.7)	17.9
Income tax benefit (expense)	—	(.3)	(.9)
Net income (loss)	(39.2)	(70.0)	17.0
Net gain (loss) from discontinued operations, net of tax (2)	18.7	(2.3)	.8
Equity in earnings from consolidated and unconsolidated subsidiaries, net of tax	(257.4)	782.0	398.5
Net (income) loss attributable to non-controlling interests	2.5	(1.0)	(1.8)
Net income (loss) attributable to White Mountains’s common shareholders	(275.4)	708.7	414.5
Other comprehensive (loss) income items, net of tax	2.1	6.8	(1.4)
Comprehensive income (loss) attributable to White Mountains’s common shareholders	$(273.3)	$715.5	$413.1
(1) These condensed unconsolidated financial statements reflect the results of operations, financial condition and cash flows for the Company. Investments in which White Mountains holds a controlling financial interest are accounted for using the equity method. Under the equity method, investments in subsidiaries are recorded on the condensed balance sheets at the amount of the Company’s ownership percentage of the subsidiary’s GAAP book value. The income from subsidiaries is reported on a net of tax basis as equity in earnings of subsidiaries on the condensed statements of operations and comprehensive income (loss). Capital contributions to and distributions from subsidiaries are presented within investing activities on the condensed statements of cash flows.
(2) During 2021, 2020 and 2019, net gain (loss) from discontinued operations includes $18.7, $(2.3) and $0.8 arising from the tax contingency on the sale of Sirius Group. See Note 21 — “Held for Sale and Discontinued Operations”.

Schedules of the Registrant should be read in conjunction with the Consolidated Financial Statements and Notes.

SCHEDULE II (continued)
CONDENSED STATEMENTS OF CASH FLOWS (1)

	Year Ended December 31,
Millions	2021	2020	2019
Net income (loss) attributable to White Mountains’s common shareholders	$(275.4)	$708.7	$414.5
Charges (credits) to reconcile net income to net cash from operations:
Net realized and unrealized investment (gains) losses on sales of investments	.1	10.1	(61.0)
Undistributed earnings from subsidiaries	257.4	(782.0)	(398.5)
Net (gain) loss from sale of discontinued operations, net of tax (2)	(18.7)	2.3	(.8)
Other non-cash reconciling items, primarily amortization of restricted share and option awards (3)	14.1	19.0	20.0
Net change in other assets and liabilities (4)	(5.7)	(2.6)	3.0
Net cash (used for) provided from operations	(28.2)	(44.5)	(22.8)
Cash flows from investing activities:
Net change in short-term investments (5)(6)	17.7	(127.4)	(37.6)
Purchases of investment securities	—	(6.7)	(14.8)
Sales and maturities of investment securities (6)	—	189.7	207.9
Purchases of investment securities from subsidiaries	(26.4)	—	—
Sales of investment securities to subsidiaries	36.4	—	—
Issuance of debt (to) from subsidiaries (7)	94.0	(44.5)	(83.5)
Repayment of debt to (from) subsidiaries(5)	—	92.6	5.0
Net distributions from (contributions to) subsidiaries (5)(8)(9)	17.0	29.1	(46.1)
Net cash provided from (used for) investing activities	138.7	132.8	30.9
Cash flows from financing activities:
Repurchases and retirement of common shares	(100.1)	(78.5)	—
Dividends paid on common shares	(3.1)	(3.2)	(3.2)
Payments of restricted shares withholding taxes	(7.4)	(6.6)	(4.9)
Net cash used for financing activities	(110.6)	(88.3)	(8.1)
Net decrease in cash during the year	(.1)	—	—
Cash balance at beginning of year	.7	.7	.7
Cash balance at end of year	$.6	$.7	$.7
(1)    These condensed unconsolidated financial statements reflect the results of operations, financial condition and cash flows for the Company. Investments in which White Mountains holds a controlling financial interest are accounted for using the equity method. Under the equity method, investments in consolidated subsidiaries are recorded on the condensed balance sheets at the amount of the Company’s ownership percentage of the subsidiary’s GAAP book value. The income from consolidated subsidiaries is reported on a net of tax basis as equity in earnings of subsidiaries on the condensed statements of operations and comprehensive income (loss). Capital contributions to and distributions from consolidated subsidiaries are presented within investing activities on the condensed statements of cash flows.
(2)    During 2021, 2020 and 2019, net gain (loss) from sale of discontinued operations includes $18.7, $(2.3) and $0.8 arising from the tax contingency on the sale of Sirius Group. See Note 21 — “Held for Sale and Discontinued Operations”
(3)    For the years ended December 31, 2021, 2020 and 2019, amortization of restricted share awards was $14.7, $16.6 and $10.5.
(4)    For 2021, 2020 and 2019, net change in other assets and liabilities also included a $6.5, $(4.8), and $(6.6) net change in (receivables) payables to the Company’s subsidiaries.
(5)    During 2021, the Company’s wholly-owned subsidiary, Bridge Holdings (“Bridge”) repaid $200.0 of outstanding intercompany debt to the Company by transferring shares of its wholly-owned subsidiary, White Mountains Lincoln Holdings, Inc., (“WM Lincoln”), which had carrying value of $212.6. The $12.6 excess of the intercompany debt was a non-cash distribution to the Company. Also as part of the transaction, the Company received a distribution of $18.0 from Bridge, including $17.9 of short-term investments and $0.1 of cash. Subsequent to that transaction, the Company contributed the shares of WM Lincoln, which had a carrying value of $212.6, to its wholly-owned subsidiary White Mountains Adams, Inc. (“WM Adams”). The Company also contributed an additional $42.7 to WM Adams, including $37.1 of short-term investments and $5.6 of cash.
(6)    During 2020, the Company had non-cash purchases of short-term investments of $169.6.
(7)    During 2020, the Company had non-cash issuance of debt of $169.6 to Bridge. Proceeds of the debt, which were short-term investments, were transferred to Bridge.
(8)    During 2019, the Company made cash contributions of $70.5 and $2.0 to Bridge and its wholly-owned subsidiary, White Mountains Investment Bermuda, Ltd (“WMIB”)
(9)    During 2021, the Company received a distribution of $19.7, including $19.1 of short-term investments and $0.6 of cash, from WMIB. During 2020, the Company received cash distributions of $6.8 and $22.3 from its wholly-owned subsidiary, PSC Holdings, Ltd. and the Company’s subsidiary, HG Global Ltd. During 2019, the Company received cash distributions of $24.4 and $1.9 from WMIB and the Company’s subsidiary, HG Global Ltd.

Schedules of the Registrant should be read in conjunction with the Consolidated Financial Statements and Notes.

SCHEDULE III

WHITE MOUNTAINS INSURANCE GROUP, LTD.
SUPPLEMENTARY INSURANCE INFORMATION

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J	Column K
Millions Segment	Deferred Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premiums Earned	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Premiums Written
Years ended:

December 31, 2021
HG Global/BAM	$33.1	$—	$266.3	$—	$26.9	$17.5	$—	$8.3	$.4	$55.8
Ark	$100.8	$894.7	$495.9	$—	$637.3	$2.9	$314.8	$111.3	$64.6	$859.1
December 31, 2020
HG Global/BAM	27.8	—	237.5	—	22.8	19.5	—	7.0	.4	61.7
December 31, 2019
HG Global/BAM	22.1	—	198.4	—	16.3	21.6	—	5.7	.4	38.7

Schedules of the Registrant should be read in conjunction with the Consolidated Financial Statements and Notes.

SCHEDULE IV

WHITE MOUNTAINS INSURANCE GROUP, LTD.
REINSURANCE

Column A	Column B	Column C	Column D	Column E	Column F
$ in Millions Premiums Earned	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year ended:
December 31, 2021
HG Global/BAM	$23.2	$—	$3.7	$26.9	13.8%
Ark	886.4	(249.1)	—	637.3	—
December 31, 2020
HG Global/BAM	19.4	—	3.4	22.8	14.9
December 31, 2019
HG Global/BAM	13.6	—	2.7	16.3	16.6

Schedules of the Registrant should be read in conjunction with the Consolidated Financial Statements and Notes.

SCHEDULE V

WHITE MOUNTAINS INSURANCE GROUP, LTD.
VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D	Column E
		Additions (subtractions)
Millions	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions described (1)	Balance at end of period
Years ended:

December 31, 2021
Reinsurance recoverable on paid losses:
Allowance for reinsurance balances	$.3	$.4	$—	$—	$.7

(1)Represents net collections (charge-offs) of balances receivable and foreign currency translation.

Schedules of the Registrant should be read in conjunction with the Consolidated Financial Statements and Notes.

SCHEDULE VI

WHITE MOUNTAINS INSURANCE GROUP, LTD.
SUPPLEMENTAL INFORMATION FOR PROPERTY AND CASUALTY INSURANCE UNDERWRITERS
(Millions)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H		Column I	Column J	Column K
	Deferred acquisition costs	Reserves for Unpaid Claims and Claims Adjustment Expenses	Discount, if any, deducted in Column C	Unearned Premiums	Earned Premiums	Net investment income	Claims and Claims Adjustment Expenses Incurred Related to		Amortization of deferred policy acquisition costs	Paid Claims and Claims Adjustment Expenses	Premiums written
Affiliation with registrant							Current Year	Prior Year
Ark:
2021	100.8	894.7	—	495.9	637.3	2.9	336.3	(21.5)	111.3	105.5	859.1

Schedules of the Registrant should be read in conjunction with the Consolidated Financial Statements and Notes.