Form 10-Q
period 2022-03-31
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2022-05-06
CIK 776867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2022

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

As of May 5, 2022, 2,981,704 common shares with a par value of $1.00 per share were outstanding (which includes 38,200 restricted common shares that were not vested at such date).

WHITE MOUNTAINS INSURANCE GROUP, LTD.

Part I.FINANCIAL INFORMATION.
Item 1.Financial Statements
WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
Millions, except share and per share amounts
Assets	Unaudited
Financial Guarantee (HG Global/BAM)
Fixed maturity investments, at fair value	$873.8	$934.1
Short-term investments, at fair value	36.5	32.4
Total investments	910.3	966.5
Cash	22.3	19.8
Insurance premiums receivable	6.9	6.9
Deferred acquisition costs	33.1	33.1
Other assets	18.4	18.5
Total Financial Guarantee assets	991.0	1,044.8
P&C Insurance and Reinsurance (Ark)
Fixed maturity investments, at fair value	692.4	688.6
Common equity securities, at fair value	290.1	251.1
Short-term investments, at fair value	198.0	296.2
Other long-term investments	334.5	326.2
Total investments	1,515.0	1,562.1
Cash	115.5	67.8
Reinsurance recoverables	412.7	448.4
Insurance premiums receivable	759.6	416.0
Ceded unearned premiums	86.8	67.1
Deferred acquisition costs and value of in-force business acquired	179.8	108.2
Goodwill and other intangible assets	292.5	292.5
Other assets	73.3	64.9
Total P&C Insurance and Reinsurance assets	3,435.2	3,027.0
Specialty Insurance Distribution (NSM)
Cash (restricted $90.2 and $89.2)	113.5	111.5
Premiums and commissions receivable	97.6	85.0
Goodwill and other intangible assets	712.0	725.4
Other assets	53.0	55.4
Total Specialty Insurance Distribution assets	976.1	977.3
Asset Management (Kudu)
Other long-term investments	691.8	669.5
Cash (restricted $4.5 and $4.5)	25.4	21.4
Accrued investment income	11.8	16.9
Goodwill and other intangible assets	8.9	8.9
Other assets	9.6	10.4
Total Asset Management assets	747.5	727.1
Other Operations
Fixed maturity investments, at fair value	249.3	286.2
Short-term investments, at fair value	87.0	137.3
Investment in MediaAlpha, at fair value	280.4	261.6
Other long-term investments	402.2	382.1
Total investments	1,018.9	1,067.2
Cash	50.4	38.8
Goodwill and other intangible assets	38.1	39.1
Other assets	83.6	63.3
Assets held for sale	15.9	16.1
Total Other Operations assets	1,206.9	1,224.5
Total assets	$7,356.7	$7,000.7
See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	March 31, 2022	December 31, 2021
Millions, except share and per share amounts
Liabilities	Unaudited
Financial Guarantee (HG Global/BAM)
Unearned insurance premiums	$267.3	$266.3
Accrued incentive compensation	11.2	24.7
Other liabilities	28.3	30.9
Total Financial Guarantee liabilities	306.8	321.9
P&C Insurance and Reinsurance (Ark)
Loss and loss adjustment expense reserves	999.6	894.7
Unearned insurance premiums	883.1	495.9
Debt	184.8	185.9
Reinsurance payable	348.9	424.1
Contingent consideration	30.1	28.0
Other liabilities	108.4	93.8
Total P&C Insurance and Reinsurance liabilities	2,554.9	2,122.4
Specialty Insurance Distribution (NSM)
Debt	270.6	272.1
Premiums payable	146.0	135.9
Contingent consideration	—	6.8
Other liabilities	77.4	80.5
Total Specialty Insurance Distribution liabilities	494.0	495.3
Asset Management (Kudu)
Debt	218.2	218.2
Other liabilities	42.3	42.8
Total Asset Management liabilities	260.5	261.0
Other Operations
Debt	17.3	16.8
Accrued incentive compensation	25.3	48.5
Other liabilities	28.6	30.1
Total Other Operations liabilities	71.2	95.4
Total liabilities	3,687.4	3,296.0
Equity
White Mountains’s common shareholders’ equity
White Mountains’s common shares at $1 par value per share—authorized 50,000,000 shares; issued and outstanding 2,994,162 and 3,017,772 shares	3.0	3.0
Paid-in surplus	583.3	585.9
Retained earnings	2,956.2	2,957.5
Accumulated other comprehensive income (loss), after-tax:
Net unrealized gains (losses) from foreign currency translation and interest rate swap	(.4)	1.7
Total White Mountains’s common shareholders’ equity	3,542.1	3,548.1
Non-controlling interests	127.2	156.6
Total equity	3,669.3	3,704.7
Total liabilities and equity	$7,356.7	$7,000.7
See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
Millions	2022	2021
Revenues:
Financial Guarantee (HG Global/BAM)
Earned insurance premiums	$8.4	$6.4
Net investment income	4.6	4.5
Net realized and unrealized investment gains (losses)	(45.1)	(17.9)
Other revenues	.8	.3
Total Financial Guarantee revenues	(31.3)	(6.7)

P&C Insurance and Reinsurance (Ark)
Earned insurance premiums	194.4	$104.6
Net investment income	1.6	.8
Net realized and unrealized investment gains (losses)	(17.5)	1.1
Other revenues	(2.8)	2.6
Total P&C Insurance and Reinsurance revenues	175.7	109.1

Specialty Insurance Distribution (NSM)
Commission revenues	70.1	59.6
Other revenues	18.4	15.2
Total Specialty Insurance Distribution revenues	88.5	74.8

Asset Management (Kudu)
Net investment income	12.6	8.2
Net realized and unrealized investment gains (losses)	22.3	15.8
Other revenues	—	.1
Total Asset Management revenues	34.9	24.1

Other Operations
Net investment income	1.8	7.1
Net realized and unrealized investment gains (losses)	31.9	2.1
Net realized and unrealized investment gains (losses) from investment in MediaAlpha	18.8	(41.7)
Commission revenues	2.9	2.3
Other revenues	25.7	7.1
Total Other Operations revenues	81.1	(23.1)
Total revenues	$348.9	$178.2

CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(Unaudited)

	Three Months Ended March 31,
Millions	2022	2021
Expenses:
Financial Guarantee (HG Global/BAM)
Insurance acquisition expenses	$3.0	$1.9
General and administrative expenses	16.3	16.4
Total Financial Guarantee expenses	19.3	18.3

P&C Insurance and Reinsurance (Ark)
Loss and loss adjustment expenses	122.0	66.0
Insurance and reinsurance acquisition expenses	49.9	36.7
General and administrative expenses	23.1	37.8
Interest expense	3.8	1.1
Total P&C Insurance and Reinsurance expenses	198.8	141.6

Specialty Insurance Distribution (NSM)
General and administrative expenses	54.0	46.0
Broker commission expenses	20.6	18.9
Change in fair value of contingent consideration	.1	—
Amortization of other intangible assets	9.1	8.6
Loss on assets held for sale	—	28.7
Interest expense	2.1	5.9
Total Specialty Insurance Distribution expenses	85.9	108.1

Asset Management (Kudu)
General and administrative expenses	2.7	2.5
Amortization of other intangible assets	.1	.1
Interest expense	2.8	5.8
Total Asset Management expenses	5.6	8.4

Other Operations
Cost of sales	21.4	4.0
General and administrative expenses	28.9	35.7
Amortization of other intangible assets	.9	.5
Interest expense	.3	.3
Total Other Operations expenses	51.5	40.5
Total expenses	361.1	316.9
Pre-tax income (loss) from continuing operations	(12.2)	(138.7)
Income tax (expense) benefit	3.8	9.5
Net income (loss) from continuing operations	(8.4)	(129.2)
Net gain (loss) from sale of discontinued operations, net of tax	—	18.7
Net income (loss)	(8.4)	(110.5)
Net (income) loss attributable to non-controlling interests	41.8	35.2
Net income (loss) attributable to White Mountains’s common shareholders	$33.4	$(75.3)
See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
Millions	2022	2021
Net income (loss) attributable to White Mountains’s common shareholders	$33.4	$(75.3)
Other comprehensive income (loss), net of tax	(2.3)	1.8
Comprehensive income (loss)	31.1	(73.5)
Other comprehensive (income) loss attributable to non-controlling interests	.2	(.1)
Comprehensive income (loss) attributable to White Mountains’s common shareholders	$31.3	$(73.6)

Earnings (loss) per share attributable to White Mountains’s common shareholders:

Basic earnings (loss) per share
Continuing operations	$11.10	$(30.33)
Discontinued operations	—	6.03
Total consolidated operations	$11.10	$(24.30)
Diluted earnings (loss) per share
Continuing operations	$11.10	$(30.33)
Discontinued operations	—	6.03
Total consolidated operations	$11.10	$(24.30)
Dividends declared and paid per White Mountains’s common share	$1.00	$1.00
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	White Mountains’s Common Shareholders’ Equity
Millions	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Non-controlling interest	Total Equity
Balance at January 1, 2022	$588.9	$2,957.5	$1.7	$3,548.1	$156.6	$3,704.7
Net income (loss)	—	33.4	—	33.4	(41.8)	(8.4)
Other comprehensive income (loss), net of tax	—	—	(2.1)	(2.1)	(.2)	(2.3)
Total comprehensive income (loss)	—	33.4	(2.1)	31.3	(42.0)	(10.7)
Dividends declared on common shares	—	(3.0)	—	(3.0)	—	(3.0)
Dividends to non-controlling interests	—	—	—	—	(.6)	(.6)
Issuances of common shares	.8	—	—	.8	—	.8
Repurchases and retirements of common shares	(7.3)	(31.7)	—	(39.0)	—	(39.0)
BAM member surplus contributions, net of tax	—	—	—	—	12.3	12.3
Amortization of restricted share awards	2.9	—	—	2.9	—	2.9
Recognition of equity-based compensation expense of subsidiaries	1.2	—	—	1.2	.2	1.4
Net contributions and dilution from other non-controlling interests	(.2)	—	—	(.2)	.7	.5
Balance at March 31, 2022	$586.3	$2,956.2	$(.4)	$3,542.1	$127.2	$3,669.3

	White Mountains’s Common Shareholders’ Equity
Millions	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Non-controlling interest	Total Equity
Balance at January 1, 2021	$595.2	$3,311.2	$(.4)	$3,906.0	$(88.1)	$3,817.9
Net income (loss)	—	(75.3)	—	(75.3)	(35.2)	(110.5)
Other comprehensive income (loss), net of tax	—	—	1.7	1.7	.1	1.8
Total comprehensive income (loss)	—	(75.3)	1.7	(73.6)	(35.1)	(108.7)
Dividends declared on common shares	—	(3.1)	—	(3.1)	—	(3.1)
Dividends to non-controlling interests	—	—	—	—	(.6)	(.6)
Issuances of common shares	—	—	—	—	—	—
Repurchases and retirements of common shares	(1.4)	(6.1)	—	(7.5)	—	(7.5)
BAM member surplus contributions, net of tax	—	—	—	—	13.8	13.8
Amortization of restricted share awards	4.0	—	—	4.0	—	4.0
Recognition of equity-based compensation expense of subsidiary	.5	—	—	.5	—	.5
Net contributions and dilution from other non-controlling interests	(.4)	—	—	(.4)	(.2)	(.6)
Acquisition of non-controlling interests	—	—	—	—	220.2	220.2
Balance at March 31, 2021	$597.9	$3,226.7	$1.3	$3,825.9	$110.0	$3,935.9
See Notes to Consolidated Financial Statements.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
Millions	2022	2021
Cash flows from operations:
Net income (loss)	$(8.4)	$(110.5)
Adjustments to reconcile net income to net cash provided from (used for) operations:
Net realized and unrealized investment (gains) losses	8.4	(1.1)
Net realized and unrealized investment (gains) losses from investment in MediaAlpha	(18.8)	41.7
Deferred income tax expense	4.6	(1.4)
Net (gain) loss from sale of discontinued operations, net of tax	—	(18.7)
Amortization of restricted share awards	2.9	4.0
Amortization and depreciation	16.0	12.8
Other operating items:
Net change in reinsurance recoverables	35.7	(15.7)
Net change in insurance premiums receivable	(343.6)	(199.7)
Net change in premiums and commissions receivable	(12.6)	(.2)
Net change in ceded unearned premiums	(19.7)	24.8
Net change in loss and loss adjustment expense reserves	104.9	56.0
Net change in premiums payable	10.1	2.6
Net change in unearned insurance premiums	388.2	245.5
Net change in deferred acquisition costs	(71.6)	(51.3)
Net change in reinsurance payable	(75.2)	(40.7)
Net change in restricted cash	1.0	4.8
Investments in Kudu Participation Contracts	—	(11.0)
Net change in other assets and liabilities, net	(63.4)	(34.7)
Net cash provided from (used for) operations	(41.5)	(92.8)
Cash flows from investing activities:
Net change in short-term investments	144.5	(103.1)
Sales of fixed maturity investments	86.5	97.8
Maturities, calls and paydowns of fixed maturity investments	39.0	31.4
Sales of common equity securities and investment in MediaAlpha	—	160.3
Distributions and redemptions of other long-term investments and settlements of forward contracts	39.8	40.1
Release of cash pre-funded/placed in escrow for Ark Transaction	—	646.3
Purchases of consolidated subsidiaries, net of cash acquired of $— and $52.0	—	11.1
Purchases of other long-term investments	(21.4)	(101.0)
Purchases of common equity securities	(38.0)	(68.8)
Purchases of fixed maturity investments	(115.0)	(411.1)
Other investing activities, net	4.4	60.9
Net cash provided from (used for) investing activities	139.8	363.9
Cash flows from financing activities:
Draw down of debt and revolving line of credit	15.0	105.3
Repayment of debt and revolving line of credit	(14.8)	(93.7)
Cash dividends paid to the Company’s common shareholders	(3.0)	(3.1)
Common shares repurchased	(34.8)	—
Net contributions from non-controlling interest shareholders	.3	(1.3)
Contingent consideration payments related to acquisitions of subsidiaries	—	(6.7)
Capital contributions from BAM members	12.3	13.8
Fidus Re premium payment	(1.9)	(3.2)
Other financing activities, net	(4.2)	(4.6)
Net cash provided from (used for) financing activities	(31.1)	6.5
Effect of exchange rate changes on cash	.6	(.3)
Net change in cash during the period - continuing operations, including the effect of exchange rate changes	67.8	277.3
Cash balances at beginning of period (includes restricted cash balances of $89.2 and $78.4)	259.3	211.2
Cash balances at end of period (includes restricted cash balances of $94.7 and $83.2)	$327.1	$488.5
Supplemental cash flows information:
Interest paid	$(8.4)	$(7.5)
Net income tax payments	$(.3)	$(1.4)
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
These interim financial statements include all adjustments considered necessary by management to fairly state the financial position, results of operations and cash flows of White Mountains. These interim financial statements may not be indicative of financial results for the full year and should be read in conjunction with the Company’s 2021 Annual Report on Form 10-K.

Reportable Segments
White Mountains has determined its reportable segments based on the nature of the underlying businesses, the manner in which the Company’s subsidiaries and affiliates are organized and managed and the organization of the financial information provided to the chief operating decision maker to assess performance and make decisions regarding allocation of resources. As of March 31, 2022, White Mountains’s reportable segments were HG Global/BAM, Ark, NSM, Kudu and Other Operations.
The HG Global/BAM segment consists of HG Global Ltd. and its wholly-owned subsidiaries (“HG Global”) and the consolidated results of Build America Mutual Assurance Company (“BAM”) (collectively, “HG Global/BAM”). BAM is the first and only mutual municipal bond insurance company in the United States. By insuring the timely payment of principal and interest, BAM provides market access to, and lowers interest expense for, issuers of municipal bonds used to finance essential public purpose projects, such as schools, utilities and transportation facilities. BAM is owned by and operated for the benefit of its members, the municipalities that purchase BAM’s insurance for their debt issuances. HG Global was established to fund the startup of BAM and, through its reinsurance subsidiary, HG Re Ltd. (“HG Re”), to provide up to 15%-of-par, first loss reinsurance protection for policies underwritten by BAM. HG Global, together with its subsidiaries, funded the initial capitalization of BAM through the purchase of $503.0 million of surplus notes issued by BAM (the “BAM Surplus Notes”). As of March 31, 2022 and December 31, 2021, White Mountains owned 96.9% of HG Global’s preferred equity and 88.4% of its common equity. White Mountains does not have an ownership interest in BAM. However, White Mountains is required to consolidate BAM’s results in its financial statements because BAM is a variable interest entity for which White Mountains is the primary beneficiary. BAM’s results are all attributed to non-controlling interests.
The Ark segment consists of Ark Insurance Holdings Limited and its subsidiaries (collectively, “Ark”). Ark is a specialty property and casualty insurance and reinsurance company that offers a wide range of niche insurance and reinsurance products, including property, marine & energy, specialty, accident & health and casualty. Ark underwrites select coverages through Lloyd’s Syndicates 4020 and 3902 (the “Syndicates”) and its wholly-owned subsidiary Group Ark Insurance Limited (“GAIL”). White Mountains acquired a controlling ownership interest in Ark on January 1, 2021 (the “Ark Transaction”). See Note 2 — “Significant Transactions”. As of March 31, 2022 and December 31, 2021, White Mountains owned 72.0% of Ark on a basic shares outstanding basis (63.0% after taking account of management’s equity incentives). The remaining shares are owned by current and former employees. In the future, management rollover shareholders could earn additional shares in Ark if and to the extent that White Mountains achieves certain multiple of invested capital return thresholds. If fully earned, these additional shares would represent 12.5% of the shares outstanding at closing. For the years of account prior to the Ark Transaction, a significant proportion of the Syndicates’ underwriting capital was provided by third-party insurance and reinsurance groups (“TPC Providers”) using whole account reinsurance contracts with Ark’s corporate member. For the years of account subsequent to the Ark Transaction, Ark is no longer using TPC Providers to provide underwriting capital for the Syndicates. Captions within results of operations and other comprehensive income are shown net of amounts relating to the TPC Providers share of the Syndicates’ results, including investment results.

NSM is a full-service managing general agent (“MGA”) and program administrator with delegated binding authorities for specialty property and casualty insurance. The company places insurance in niche sectors such as specialty transportation, real estate, social services and pet. On behalf of its insurance carrier partners, NSM typically manages all aspects of the placement process, including product development, marketing, underwriting and policy issuance. NSM earns commissions based on the volume and profitability of the insurance that it places. NSM does not take insurance risk. As of March 31, 2022 and December 31, 2021, White Mountains owned 96.5% of the basic units outstanding of NSM (87.3% on a fully diluted, fully converted basis).
The Kudu segment consists of Kudu Investment Management, LLC and its subsidiaries (collectively “Kudu”). Kudu provides capital solutions for boutique asset and wealth managers for a variety of purposes including generational ownership transfers, management buyouts, acquisition and growth finance and legacy partner liquidity. Kudu also provides strategic assistance to investees from time to time. Kudu’s capital solutions typically are structured as minority preferred equity stakes with distribution rights, generally tied to gross revenues and designed to generate strong, stable cash yields. As of March 31, 2022 and December 31, 2021, White Mountains owned 99.1% and 99.3% of the basic units outstanding (84.5% and 84.7% on a fully diluted, fully converted basis).
The Other Operations segment consists of the Company and its wholly-owned subsidiary, White Mountains Capital, LLC (“WM Capital”), its other intermediate holding companies, its wholly-owned investment management subsidiary, White Mountains Advisors LLC (“WM Advisors”), investment assets managed by WM Advisors, its interests in MediaAlpha, Inc. (“MediaAlpha”), PassportCard Limited (“PassportCard”) and DavidShield Life Insurance Agency (2000) Ltd. (“DavidShield”) (collectively, “PassportCard/DavidShield”), Elementum Holdings LP (“Elementum”), and certain other consolidated and unconsolidated entities (“Other Operating Businesses”) and certain other assets.

Significant Accounting Policies

Refer to the Company’s 2021 Annual Report on Form 10-K for a complete discussion regarding White Mountains’s significant accounting policies.

Note 2. Significant Transactions

Ark
On October 1, 2020, White Mountains entered into a subscription and purchase agreement (the “Ark SPA”) with Ark and certain selling shareholders (collectively with Ark, the “Ark Sellers”). Under the terms of the Ark SPA, White Mountains agreed to contribute $605.4 million of equity capital to Ark, at a pre-money valuation of $300.0 million, and to purchase $40.9 million of shares from the Ark Sellers. White Mountains also agreed to contribute up to an additional $200.0 million of equity capital to Ark in 2021. In accordance with the Ark SPA, in the fourth quarter of 2020, White Mountains pre-funded/placed in escrow a total of $646.3 million in preparation for closing the Ark Transaction, including $280.0 million funded directly to Lloyd’s on behalf of Ark under the terms of a credit facility agreement and $366.3 million placed in escrow.
On January 1, 2021, White Mountains completed the Ark Transaction in accordance with the terms of the Ark SPA. As of March 31, 2022, White Mountains owned 72.0% of Ark on a basic shares outstanding basis (63.0% after taking account of management’s equity incentives). The remaining shares are owned by current and former employees. In the future, management rollover shareholders could earn additional shares in Ark if and to the extent that White Mountains achieves certain multiple of invested capital return thresholds. If fully earned, these additional shares would represent 12.5% of the shares outstanding at closing.
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
The value of in-force business acquired represents the estimated profits relating to the unexpired contracts, net of related prepaid reinsurance, at the acquisition date through the expiration date of the contracts. For the three months ended March 31, 2022 and 2021, Ark recognized $4.7 million and $28.8 million of amortization expense on the value of in-force business acquired. The value of the syndicate underwriting capacity intangible asset was estimated using net cash flows attributable to Ark’s rights to write business in the Lloyd’s market. The value of the in-force business acquired and the syndicate underwriting capacity were estimated using a discounted cash flow method. Significant inputs to the valuation models include estimates of growth in premium revenues, investment returns, claim costs, expenses and discount rates based on a weighted average cost of capital.
In evaluating the fair value of Ark’s loss and loss adjustment expense reserves (“LAE”), White Mountains determined that the risk-free rate of interest was approximately equal to the risk factor reflecting the uncertainty within the reserves and that no adjustment was necessary.
As of March 31, 2022 and December 31, 2021, Ark recognized total contingent consideration liabilities of $30.1 million and $28.0 million. Any future adjustments to contingent consideration liabilities will be recognized through pre-tax income (loss). For the three months ended March 31, 2022, Ark recognized pre-tax expense of $2.1 million and for the change in the fair value of its contingent consideration liabilities. For the three months ended March 31, 2021, Ark did not recognize any pre-tax income (loss) for the change in the fair value of its contingent consideration liabilities.

MediaAlpha
On October 30, 2020, MediaAlpha completed an initial public offering (the “MediaAlpha IPO”). In the offering, White Mountains sold 3.6 million shares at $19.00 per share ($17.67 per share net of underwriting fees) and received total proceeds of $63.8 million. White Mountains also received $55.0 million of net proceeds related to a dividend recapitalization at MediaAlpha.
Subsequent to the MediaAlpha IPO, White Mountains’s investment in MediaAlpha is accounted for at fair value based on the publicly traded share price of MediaAlpha’s common stock, and White Mountains presents its investment in MediaAlpha as a separate line item on the balance sheet.
On March 23, 2021, MediaAlpha completed a secondary offering of 8.05 million shares. In the secondary offering, White Mountains sold 3.6 million shares at $46.00 per share ($44.62 per share net of underwriting fees) for net proceeds of $160.3 million.
As of March 31, 2022, White Mountains owned 16.9 million shares, representing a 27.7% basic ownership interest (25.0% fully-diluted/fully-converted basis). At this current level of ownership, each $1.00 per share increase or decrease in the share price of MediaAlpha will result in an approximate $5.65 per share increase or decrease in White Mountains’s book value per share. At the March 31, 2022 closing price of $16.55 per share, the fair value of White Mountains’s investment in MediaAlpha was $280.4 million. See Note 16 — “Equity-Method Eligible Investments”.

NSM
On May 18, 2018, NSM acquired 100% of Fresh Insurance, which is an insurance broker that offers non-standard personal lines products in the United Kingdom. NSM paid $49.6 million of upfront cash consideration for Fresh Insurance. NSM borrowed $51.0 million to fund the transaction. During the nine months ended September 30, 2019, NSM paid a purchase price adjustment of an additional $0.7 million of consideration. The purchase price was subject to additional adjustments based upon growth in EBITDA during two earnout periods, which ended in February 2020 and 2022. NSM did not make any payments related to the Fresh Insurance earnout.
As of March 31, 2021, the Fresh Insurance motor business was classified as held for sale, and NSM recognized a loss of $28.7 million in the first quarter of 2021. See Note 19 — “Held for Sale and Discontinued Operations”. On April 12, 2021, NSM sold Fresh Insurance’s motor business for net proceeds of £1.1 million ($1.5 million based upon the foreign exchange spot rate as of the transaction date).
On December 3, 2018, NSM acquired all the net assets of KBK Insurance Group, Inc. (“KBK”), a specialized MGA focused on the towing and transportation space. NSM paid $60.0 million of upfront cash consideration for KBK. White Mountains contributed $29.0 million to NSM and NSM borrowed $30.1 million to fund the transaction. NSM recognized $32.6 million of goodwill and $32.7 million of other intangible assets, reflecting acquisition date fair values, and recorded a liability of $5.9 million relating to the fair value of contingent consideration made in connection with the acquisition. The purchase price was subject to adjustments based upon growth in EBITDA during three earnout periods, which ended in December 2019, 2020 and 2021. In the first quarter of 2022 and 2021, NSM paid $6.8 million and $6.7 million related to the second and third KBK earnout periods.
On April 1, 2019, NSM acquired 100% of Embrace Pet Insurance (“Embrace”), a nationwide provider of pet health insurance for dogs and cats. NSM paid $71.5 million of cash consideration, net of cash acquired, for Embrace. White Mountains contributed $58.2 million to NSM and NSM borrowed $20.4 million to fund the transaction. NSM recognized $52.2 million of goodwill and $15.4 million of other intangible assets, reflecting acquisition date fair values.
On June 28, 2019, NSM acquired the renewal rights on its U.S. collector car business (the “Renewal Rights”) from American International Group, Inc. (“AIG”) for $82.5 million. The acquisition satisfied NSM’s obligation to acquire the Renewal Rights from AIG. White Mountains contributed $59.1 million to NSM and NSM borrowed $22.5 million to fund the transaction. NSM recognized $82.5 million of other intangible assets, reflecting the acquisition date fair value.
On April 7, 2020, NSM acquired 100% of Kingsbridge Group Limited (“Kingsbridge”), a leading provider of commercial lines insurance and consulting services for the professional contractor and freelancer markets in the United Kingdom. NSM paid £107.2 million ($132.2 million based upon the foreign exchange spot rate at the date of acquisition) of upfront cash consideration for Kingsbridge. White Mountains contributed $80.3 million to NSM and NSM borrowed £42.5 million ($52.4 million based upon the foreign exchange spot rate at the date of acquisition) to fund the transaction. NSM recognized $111.5 million of goodwill and $20.2 million of other intangible assets, reflecting acquisition date fair values. The purchase price was subject to adjustment based upon growth in EBITDA during an earnout period, which ended in January 2022. NSM did not make any payments related to the Kingsbridge earnout.

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
See Note 4 — “Goodwill and Other Intangible Assets”.
The contingent consideration liabilities related to NSM’s acquisitions are subject to adjustments based upon EBITDA, EBITDA projections, and present value factors for acquired entities. For the three months ended March 31, 2022, NSM recognized pre-tax loss of $0.1 million for the change in the fair value of its contingent consideration liabilities. For the three months ended March 31, 2021, NSM did not recognize any pre-tax income (loss) for the change in the fair value of its contingent consideration liabilities. As of March 31, 2022 and December 31, 2021, NSM had $0.0 million and $6.8 million of contingent consideration liabilities.

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
On May 7, 2020, White Mountains made an additional $15.0 million investment in PassportCard/DavidShield to support operations through the ongoing COVID-19 pandemic. The transaction increased White Mountains’s ownership interest from 50.0% to 53.8%, but had no impact on the governance structure of the companies, including White Mountains’s board representation or other investor rights. The governance structures for both PassportCard and DavidShield were designed to give White Mountains and its co-investor equal power to make the decisions that most significantly impact the operations of PassportCard and DavidShield. Because White Mountains does not have the unilateral power to direct the operations of PassportCard or DavidShield, White Mountains does not hold a controlling financial interest in either PassportCard or DavidShield and does not consolidate either entity. White Mountains’s ownership interest gives White Mountains the opportunity to exert significant influence over the significant financial and operating activities of PassportCard and DavidShield. Accordingly, PassportCard and DavidShield meet the criteria to be accounted for under the equity method. White Mountains has taken the fair value option for its investment in PassportCard and DavidShield. Changes in the fair value of PassportCard and DavidShield are recorded in realized and unrealized investment gains. White Mountains’s maximum exposure to loss on its equity investment in PassportCard/DavidShield and the non-interest bearing loan to its partner is limited to the total carrying value of $134.5 million.

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
Realized investment gains (losses) resulting from sales of investment securities are accounted for using the specific identification method. Premiums and discounts on all fixed maturity investments are amortized or accreted to income over the anticipated life of the investment. Short-term investments consist of interest-bearing money market funds, certificates of deposit and other securities, which at the time of purchase, mature or become available for use within one year.  Short-term investments are carried at fair value, which approximated amortized cost, as of March 31, 2022 and December 31, 2021.
Other long-term investments consist primarily of unconsolidated entities, including Kudu’s Participation Contracts, private equity funds and hedge funds, a bank loan fund, Lloyd’s trust deposits, insurance-linked securities (“ILS”) funds and private debt investments.

Net Investment Income

White Mountains’s net investment income is comprised primarily of interest income associated with White Mountains’s fixed maturity investments and short-term investments, dividend income from common equity securities, distributions from its investment in MediaAlpha and distributions from other long-term investments.
The following table presents pre-tax net investment income for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
Millions	2022	2021
Fixed maturity investments	$8.2	$6.5
Short-term investments	.1	1.6
Other long-term investments	13.2	13.8
Amount attributable to TPC Providers	(.5)	(.9)
Total investment income	21.0	21.0
Third-party investment expenses	(.4)	(.4)
Net investment income, pre-tax	$20.6	$20.6

Net Realized and Unrealized Investment Gains (Losses)

The following table presents net realized and unrealized investment gains (losses) for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
Millions	2022	2021
Realized investment gains (losses)
Fixed maturity investments	$(1.1)	$1.9
Short-term investments	(.2)	(.3)
Investment in MediaAlpha	—	160.3
Other long-term investments	18.7	(18.9)
Net realized investment gains (losses)	17.4	143.0

Unrealized investment gains (losses)
Fixed maturity investments	(79.5)	(27.3)
Short-term investments	.2	(1.0)
Common equity securities	1.0	1.0
Investment in MediaAlpha	18.8	(202.0)
Other long-term investments	50.4	47.0
Net unrealized investment gains (losses)	(9.1)	(182.3)
Net realized and unrealized investment gains (losses), before amount attributable to TPC providers(1)	8.3	(39.3)
Amount attributable to TPC Providers	2.1	(1.3)
Net realized and unrealized investment gains (losses)	$10.4	$(40.6)

Fixed maturity and short-term investments
Net realized and unrealized investment gains (losses)	$(80.6)	$(26.7)
Less: net realized and unrealized gains (losses) on investment securities sold during the period	(1.0)	(0.9)
Net unrealized investment gains (losses) on investment securities held at the end of the period	$(79.6)	$(25.8)

Common equity securities and investment in MediaAlpha
Net realized and unrealized investment gains (losses) on common equity securities	$1.0	$1.0
Net realized and unrealized investment gains (losses) from investment in MediaAlpha	18.8	(41.7)
Total net realized and unrealized investment gains (losses)	19.8	(40.7)
Less: net realized and unrealized gains (losses) on investment securities sold during the period	—	19.9
Net unrealized investment gains (losses) on investment securities held at the end of the period	$19.8	$(60.6)
(1) For the three months ended March 31, 2022 and 2021, includes $2.6 and $(0.2) of realized and unrealized investment gains (losses) related to foreign currency exchange.

The following table presents total gains included in earnings attributable to net unrealized investment gains for Level 3 investments for the three months ended March 31, 2022 and 2021 for investments still held at the end of the period:

	Three Months Ended
	March 31,
Millions	2022	2021
Other long-term investments	$27.2	$16.7
Total net unrealized investment gains, pre-tax - Level 3 investments	$27.2	$16.7

Investment Holdings

The following tables present the cost or amortized cost, gross unrealized investment gains (losses), net foreign currency gains (losses) and carrying values of White Mountains’s fixed maturity investments as of March 31, 2022 and December 31, 2021:

	March 31, 2022
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Foreign Currency Gains (Losses)	Carrying Value
U.S. Government and agency obligations	$181.4	$—	$(5.3)	$—	$176.1
Debt securities issued by corporations	1,013.4	1.4	(45.4)	.2	969.6
Municipal obligations	272.2	6.0	(5.9)	—	272.3
Mortgage and asset-backed securities	278.2	.2	(14.3)	—	264.1
Collateralized loan obligations	136.5	—	(1.6)	(1.5)	133.4
Total fixed maturity investments	$1,881.7	$7.6	$(72.5)	$(1.3)	$1,815.5

	December 31, 2021
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Foreign Currency Gains (Losses)	Carrying Value
U.S. Government and agency obligations	$212.1	$.5	$(1.1)	$—	$211.5
Debt securities issued by corporations	993.3	8.7	(8.7)	(.4)	992.9
Municipal obligations	276.4	16.8	(1.3)	—	291.9
Mortgage and asset-backed securities	277.2	2.9	(2.5)	—	277.6
Collateralized loan obligations	136.5	—	(.4)	(1.1)	135.0
Total fixed maturity investments	$1,895.5	$28.9	$(14.0)	$(1.5)	$1,908.9

The following table presents the cost or amortized cost and carrying values of White Mountains’s fixed maturity investments by contractual maturity as of March 31, 2022. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	March 31, 2022
Millions	Cost or Amortized Cost	Carrying Value
Due in one year or less	$157.7	$157.1
Due after one year through five years	858.2	825.6
Due after five years through ten years	338.4	321.2
Due after ten years	112.7	114.1
Mortgage and asset-backed securities and collateralized loan obligations	414.7	397.5
Total fixed maturity investments	$1,881.7	$1,815.5

The following tables present the cost or amortized cost, gross unrealized investment gains (losses), net foreign currency gains (losses), and carrying values of common equity securities, White Mountains’s investment in MediaAlpha and other long-term investments as of March 31, 2022 and December 31, 2021:

	March 31, 2022
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Foreign Currency Gains (Losses)	Carrying Value
Common equity securities	$274.3	$20.8	$(1.9)	$(3.1)	$290.1
Investment in MediaAlpha	$—	$280.4	$—	$—	$280.4
Other long-term investments	$1,187.0	$291.6	$(52.8)	$2.7	$1,428.5

	December 31, 2021
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Foreign Currency Gains (Losses)	Carrying Value
Common equity securities	$236.3	$16.1	$—	$(1.3)	$251.1
Investment in MediaAlpha	$—	$261.6	$—	$—	$261.6
Other long-term investments	$1,186.7	$239.0	$(44.1)	$(3.8)	$1,377.8

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
As of March 31, 2022 and December 31, 2021, White Mountains used quoted market prices or other observable inputs to determine fair value for approximately 66% and 68% of the investment portfolio.

Fair Value Measurements by Level

The following tables present White Mountains’s fair value measurements for investments as of March 31, 2022 and December 31, 2021 by level. The major security types were based on the legal form of the securities. White Mountains has disaggregated its fixed maturity investments based on the issuing entity type, which impacts credit quality, with debt securities issued by U.S. government entities carrying minimal credit risk, while the credit and other risks associated with other issuers, such as corporations, municipalities or entities issuing mortgage and asset-backed securities vary depending on the nature of the issuing entity type. White Mountains further disaggregates debt securities issued by corporations by industry sector because investors often reference commonly used benchmarks and their subsectors to monitor risk and performance. Accordingly, White Mountains has further disaggregated this asset class into subclasses based on the similar sectors and industry classifications it uses to evaluate investment risk and performance against commonly used benchmarks, such as the Bloomberg Barclays U.S. Intermediate Aggregate.

	March 31, 2022
Millions	Fair Value	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. Government and agency obligations	$176.1	$176.1	$—	$—

Debt securities issued by corporations:
Financials	266.7	—	266.7	—
Consumer	180.6	—	180.6	—
Technology	109.5	—	109.5	—
Industrial	105.4	—	105.4	—
Healthcare	100.6	—	100.6	—
Utilities	72.5	—	72.5	—
Communications	63.5	—	63.5	—
Energy	41.7	—	41.7	—
Materials	29.1	—	29.1	—
Total debt securities issued by corporations	969.6	—	969.6	—

Municipal obligations	272.3	—	272.3	—
Mortgage and asset-backed securities	264.1	—	264.1	—
Collateralized loan obligations	133.4	—	133.4	—
Total fixed maturity investments	1,815.5	176.1	1,639.4	—

Short-term investments	321.5	321.5	—	—

Common equity securities (1)	290.1	—	290.1	—
Investment in MediaAlpha	280.4	280.4	—	—
Other long-term investments	894.9	—	9.2	885.7
Other long-term investments — NAV (2)	533.6	—	—	—
Total other long-term investments	1,428.5	—	9.2	885.7
Total investments	$4,136.0	$778.0	$1,938.7	$885.7
(1) Consist of investments in listed funds that predominantly invest in international equities.
(2) Consists of private equity funds and hedge funds, a bank loan fund, Lloyd’s trust deposits and ILS funds for which fair value is measured at net asset value (“NAV”) using the practical expedient. Investments for which fair value is measured at NAV are not classified within the fair value hierarchy.

	December 31, 2021
Millions	Fair Value	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. Government and agency obligations	$211.5	$211.5	$—	$—

Debt securities issued by corporations:
Financials	264.2	—	264.2	—
Consumer	178.1	—	178.1	—
Technology	117.9	—	117.9	—
Industrial	112.9	—	112.9	—
Healthcare	112.8	—	112.8	—
Utilities	70.9	—	70.9	—
Communications	56.0	—	56.0	—
Energy	48.0	—	48.0	—
Materials	32.1	—	32.1	—
Total debt securities issued by corporations	992.9	—	992.9	—

Municipal obligations	291.9	—	291.9	—
Mortgage and asset-backed securities	277.6	—	277.6	—
Collateralized loan obligations	135.0	—	135.0	—
Total fixed maturity investments	1,908.9	211.5	1,697.4	—

Short-term investments	465.9	465.9	—	—

Common equity securities (1)	251.1	—	251.1	—
Investment in MediaAlpha	261.6	261.6	—	—

Other long-term investments	895.3	—	4.7	890.6
Other long-term investments — NAV (2)	482.5	—	—	—
Total other long-term investments	1,377.8	—	4.7	890.6
Total investments	$4,265.3	$939.0	$1,953.2	$890.6
(1) Consist of investments in listed funds that predominantly invest in international equities.
(2) Consists of private equity funds and hedge funds, a bank loan fund, Lloyd’s trust deposits and ILS funds for which fair value is measured at NAV using the practical expedient. Investments for which fair value is measured at NAV are not classified within the fair value hierarchy.

Investments Held on Deposit or as Collateral

As of March 31, 2022 and December 31, 2021, investments of $463.7 million and $479.5 million were held in trusts required to be maintained in relation to HG Global’s reinsurance agreements with BAM.
BAM and one of the Other Operating Businesses are required to maintain deposits with certain insurance regulatory agencies in order to maintain their insurance licenses. The fair value of such deposits, which represent state deposits and are included within the investment portfolio, totaled $4.8 million as of March 31, 2022 and December 31, 2021.
Lloyd’s trust deposits are required of Lloyd's syndicates to protect policyholders in non-U.K. markets and are pledged into Lloyd’s trust accounts to provide a portion of the capital needed to support obligations at Lloyd’s. As of March 31, 2022 and December 31, 2021, Ark held Lloyd’s trust deposits with a fair value of $113.2 million and $113.8 million
The underwriting capacity of a member of Lloyd’s must be supported by providing a deposit (“Funds at Lloyd’s”) in the form of cash, securities or letters of credit in an amount determined by Lloyd’s. The amount of such deposit is calculated for each member through the completion of an annual capital adequacy exercise. These requirements allow Lloyd’s to evaluate that each member has sufficient assets to meet its underwriting liabilities plus a required solvency margin. As of March 31, 2022 and December 31, 2021, the fair value of Ark’s Funds at Lloyd’s investment deposits totaled $305.6 million and $342.8 million.
As of March 31, 2022 and December 31, 2021, Ark has $50.0 million of short-term investments pledged as collateral under an uncommitted standby letter of credit. See Note 7 — “Debt”.

Debt Securities Issued by Corporations

The following table presents the credit ratings of debt securities issued by corporations held in White Mountains’s investment portfolio as of March 31, 2022 and December 31, 2021:

	Fair Value at
Millions	March 31, 2022	December 31, 2021
AAA	$10.8	$12.0
AA	84.3	85.0
A	468.3	490.4
BBB	398.5	396.8
Other	7.7	8.7
Debt securities issued by corporations (1)	$969.6	$992.9
(1)    Credit ratings are based upon issuer credit ratings provided by Standard & Poor’s Financial Services LLC (“Standard & Poor’s”), or if unrated by Standard & Poor’s, long-term obligation ratings provided by Moody’s Investor Service, Inc.

Mortgage and Asset-backed Securities and Collateralized Loan Obligations

The following table presents the fair value of White Mountains’s mortgage and asset-backed securities and collateralized loan obligations as of March 31, 2022 and December 31, 2021:

	March 31, 2022			December 31, 2021
Millions	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
Mortgage-backed securities:
Agency:
FNMA	$119.3	$119.3	$—	$125.4	$125.4	$—
FHLMC	86.5	86.5	—	90.5	90.5	—
GNMA	35.6	35.6	—	40.1	40.1	—
Total agency (1)	241.4	241.4	—	256.0	256.0	—
Non-agency: Residential	.5	.5	—	.5	.5	—
Total non-agency	.5	.5	—	.5	.5	—
Total mortgage-backed securities	241.9	241.9	—	256.5	256.5	—
Other asset-backed securities:
Credit card receivables	9.8	9.8	—	12.3	12.3	—
Vehicle receivables	12.4	12.4	—	8.8	8.8	—
Total other asset-backed securities	22.2	22.2	—	21.1	21.1	—
Total mortgage and asset-backed securities	264.1	264.1	—	277.6	277.6	—
Collateralized loan obligations	133.4	133.4	—	135.0	135.0	—
Total mortgage and asset-backed securities and collateralized loan obligations	$397.5	$397.5	$—	$412.6	$412.6	$—
(1)    Represents publicly traded mortgage-backed securities which carry the full faith and credit guaranty of the U.S. Government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

As of March 31, 2022, White Mountains’s investment portfolio included $133.4 million of collateralized loan obligations that are within the senior tranches of their respective fund securitization structures. All of White Mountains’s collateral loan obligations were rated AAA or AA as of March 31, 2022.

Investment in MediaAlpha

Following the MediaAlpha IPO, White Mountains’s investment in MediaAlpha is accounted for at fair value based on the publicly traded share price of MediaAlpha’s common stock and is presented as a separate line item on the balance sheet.
At the March 31, 2022 closing price of $16.55 per share, the fair value of White Mountains’s investment in MediaAlpha was $280.4 million. See Note 2 — “Significant Transactions”.

Other Long-Term Investments

The following table presents the carrying values of White Mountains’s other long-term investments as of March 31, 2022 and December 31, 2021:

	Fair Value at
Millions	March 31, 2022	December 31, 2021
Kudu’s Participation Contracts	$691.8	$669.5
PassportCard/DavidShield	125.0	120.0
Elementum Holdings, L.P.	45.0	45.0
Other unconsolidated entities (1)	5.0	34.4
Total unconsolidated entities	866.8	868.9
Private equity funds and hedge funds	206.3	153.8
Bank loan fund	162.4	163.0
Lloyd’s trust deposits	113.2	113.8
ILS funds	51.7	51.9
Private debt investments	11.5	14.1
Other	16.6	12.3
Total other long-term investments	$1,428.5	$1,377.8
(1) Includes White Mountains’s non-controlling equity interests in certain private common equity securities, convertible preferred securities and Simple Agreement for Future Equity (“SAFE”) investments.

Private Equity Funds and Hedge Funds
White Mountains invests in private equity funds and hedge funds, which are included in other long-term investments. The fair value of these investments is generally estimated using the NAV of the funds. As of March 31, 2022, White Mountains held investments in fifteen private equity funds and one hedge fund. The largest investment in a single private equity fund or hedge fund was $33.9 million and $31.3 million as of March 31, 2022 and December 31, 2021.
The following table presents the fair value of investments and unfunded commitments in private equity funds and hedge funds by investment objective and sector as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
Millions	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Private equity funds
Aerospace/Defense/Government	$112.5	$47.5	$69.8	$11.8
Financial services	78.5	28.7	67.7	29.3
Real estate	4.8	2.8	4.3	2.9
Total private equity funds	195.8	79.0	141.8	44.0
Hedge funds
European small/mid cap	10.5	—	12.0	—
Total hedge funds	10.5	—	12.0	—
Total private equity funds and hedge funds included in other long-term investments	$206.3	$79.0	$153.8	$44.0

Investments in private equity funds are generally subject to a lock-up period during which investors may not request a redemption. Distributions prior to the expected termination date of the fund may be limited to dividends or proceeds arising from the liquidation of the fund’s underlying investments. In addition, certain private equity funds have the option to extend the lock-up period.

The following table presents investments in private equity funds that were subject to lock-up periods as of March 31, 2022:

Millions	1 – 3 years	3 – 5 years	5 – 10 years	>10 years	Total
Private equity funds — expected lock-up period remaining	$.1	$48.7	$137.0	$10.0	$195.8

Investors in private equity funds are generally subject to indemnification obligations outside of the capital commitment period and prior to the winding up of the fund. As of March 31, 2022 and December 31, 2021, White Mountains is not aware of any indemnification claims relating to its investments in private equity funds.
Redemption of investments in most hedge funds is subject to restrictions, including lock-up periods where no redemptions or withdrawals are allowed, restrictions on redemption frequency and advance notice periods for redemptions. Amounts requested for redemptions remain subject to market fluctuations until the redemption effective date, which generally falls at the end of the defined redemption period. White Mountains’s hedge fund investment is subject to a perpetual two-year restriction on redemption frequency from the initial investment in the fund and a 90 days advanced notice period requirement.

Bank Loan Fund
White Mountains’s other long-term investments include a bank loan fund with a fair value of $162.4 million as of March 31, 2022. The fair value of this investment is estimated using the NAV of the fund. The bank loan fund’s investment objective is to provide, on an unleveraged basis, high current income consistent with preservation of capital and low duration. The bank loan fund primarily invests in a broad portfolio of U.S. dollar-denominated, non-investment grade, floating-rate senior secured loans and may invest in other financial instruments, such as secured and unsecured corporate debt, credit default swaps, reverse repurchase agreements, synthetic indices and cash and cash equivalents.
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

Lloyd’s Trust Deposits
White Mountains’s other long-term investments include Lloyd’s trust deposits, which consist of non-U.K. deposits and Canadian comingled pooled funds. The Lloyd’s trust deposits invest primarily in short-term government securities, agency securities and corporate bonds held in trusts that are managed by Lloyd's of London. These investments are required of Lloyd's syndicates to protect policyholders in non-U.K. markets and are pledged into Lloyd’s trust accounts to provide a portion of the capital needed to support obligations at Lloyd’s. The fair value of the Lloyd’s trust deposits is generally estimated using the NAV of the funds. As of March 31, 2022, White Mountains held Lloyd’s trust deposits with a fair value of $113.2 million.

Insurance-Linked Securities Funds
White Mountains’s other long-term investments include ILS fund investments. The fair value of these investments is generally estimated using the NAV of the funds. As of March 31, 2022, White Mountains held investments in ILS funds with a fair value of $51.7 million.
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

Rollforward of Level 3 Investments

Level 3 measurements as of March 31, 2022 and 2021 consist of securities for which the estimated fair value has not been determined based upon quoted market price inputs for identical or similar securities. The following table presents the changes in White Mountains’s fair value measurements for Level 3 investments for the three months ended March 31, 2022 and 2021:

Level 3 Investments
Millions	Other Long-term Investments		Other Long-term Investments
Balance at December 31, 2021	$890.6	Balance at December 31, 2020	$614.2
Net realized and unrealized gains	26.8	Net realized and unrealized gains	16.7
Amortization/accretion	—	Amortization/accretion	—
Purchases	—	Purchases	17.5
Sales	(31.7)	Sales	(1.6)
Effect of Ark Transaction	—	Effect of Ark Transaction	9.6
Transfers in	—	Transfers in	—
Transfers out	—	Transfers out	—
Balance at March 31, 2022	$885.7	Balance at March 31, 2021	$656.4

Fair Value Measurements — Transfers Between Levels - Three months ended March 31, 2022 and 2021
Transfers between levels are recorded using the fair value measurement as of the end of the quarterly period in which the event or change in circumstance giving rise to the transfer occurred.
During the three months ended March 31, 2022 and 2021, there were no fixed maturity investments or other long-term investments classified as Level 3 measurements in the prior period that were transferred to Level 2 measurements.
During the three months ended March 31, 2022 and 2021, there were no fixed maturity investments or other long-term investments classified as Level 2 measurements in the prior period that were transferred to Level 3 measurements.

Significant Unobservable Inputs

The following tables present significant unobservable inputs used in estimating the fair value of White Mountains’s other long-term investments, classified within Level 3 as of March 31, 2022 and December 31, 2021. The tables below exclude $14.4 million and $46.7 million of Level 3 other long-term investments generally valued based on recent or expected transaction prices. The fair value of investments in private equity funds and hedge funds, bank loan funds, Lloyd’s trust deposits and ILS funds are generally estimated using the NAV of the funds.

$ in Millions	March 31, 2022
Description	Valuation Technique(s) (1)	Fair Value (2)	Unobservable Inputs
			Discount Rate (5)	Terminal Cash Flow Exit Multiple (x) or Terminal Revenue Growth Rate (%) (5)
Kudu’s Participation Contracts (3)(4)	Discounted cash flow	$691.8	18% - 23%	7x - 13x
PassportCard/DavidShield	Discounted cash flow	$125.0	23%	4%
Elementum Holdings, L.P.	Discounted cash flow	$45.0	17%	4%
Private debt investments	Discounted cash flow	$9.5	9%	N/A
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
(4) As of March 31, 2022, one of Kudu’s Participation Contracts with a total fair value of $81.9 was valued using a probability weighted expected return method, which was based on a discounted cash flow analysis and an expected sale transaction.
(5) Increases (decreases) to the discount rates in isolation would result in lower (higher) fair value measurements, while increases (decreases) to the terminal cash flow exit multiples or terminal revenue growth rates in isolation would result in higher (lower) fair value measurements.

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
The following table presents the economic lives, acquisition date fair values, accumulated amortization and net carrying values for other intangible assets and goodwill, by reportable segment as of March 31, 2022 and December 31, 2021:

$ in Millions	Weighted Average Economic Life (in years)	March 31, 2022				December 31, 2021
		Acquisition Date Fair Value	Accumulated Amortization	Impairments and Amounts Allocated to Held for Sale	Net Carrying Value	Acquisition Date Fair Value	Accumulated Amortization	Impairments and Amounts Allocated to Held for Sale	Net Carrying Value
Goodwill:
Ark	N/A	$116.8	$—	$—	$116.8	$116.8	$—	$—	$116.8
NSM (1)	N/A	529.3	—	30.2	499.1	533.4	—	30.2	503.2
Kudu	N/A	7.6	—	—	7.6	7.6	—	—	7.6
Other Operations	N/A	17.9	—	—	17.9	17.9	—	—	17.9
Total goodwill		671.6	—	30.2	641.4	675.7	—	30.2	645.5

Other intangible assets:
Ark
Underwriting Capacity	N/A	175.7	—	—	175.7	175.7	—	—	175.7

NSM (1)
Customer relationships	9.2	159.4	62.3	3.5	93.6	159.9	57.0	3.5	99.4
Trade names	18	68.5	12.9	1.0	54.6	68.6	11.9	1.0	55.7
Information technology platform	0	3.1	1.4	1.7	—	3.1	1.4	1.7	—
Renewal rights	12	82.5	18.3	—	64.2	82.5	15.8	—	66.7
Other	3.3	1.2	.7	—	.5	1.1	.7	—	.4
Subtotal		314.7	95.6	6.2	212.9	315.2	86.8	6.2	222.2

Kudu
Trade names	7	2.2	.9	—	1.3	2.2	.9	—	1.3

Other Operations
Trade names	17.5	8.2	1.7	—	6.5	8.2	1.5	—	6.7
Customer relationships	13.0	18.8	5.2	—	13.6	18.8	4.5	—	14.3
Other	5.3	.3	.2	—	.1	.3	.1	—	.2
Subtotal		27.3	7.1	—	20.2	27.3	6.1	—	21.2
Total other intangible assets		519.9	103.6	6.2	410.1	520.4	93.8	6.2	420.4
Total goodwill and other intangible assets		$1,191.5	$103.6	$36.4	1,051.5	$1,196.1	$93.8	$36.4	1,065.9
Goodwill and other intangible assets attributed to non-controlling interests					(117.1)				(117.6)
Goodwill and other intangible assets included in White Mountains’s common shareholders’ equity					$934.4				$948.3
(1) During the three months ended March 31, 2022, NSM’s goodwill included $(4.1) of the effect of foreign currency translation. During the three months ended March 31, 2022, NSM’s intangible assets included $(0.5) and 0.3 of the effect of foreign currency translation on the acquisition date fair value and accumulated amortization.

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
The with-or-without method estimates the fair value of other intangible assets that provide an incremental benefit. Under this method, the fair value of the other intangible asset is calculated by comparing the value of the entity with and without the other intangible asset. This approach was used to estimate the fair value of favorable lease terms.
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
The following table presents a summary of the acquisition date fair values of goodwill and other intangible assets for acquisitions completed from January 1, 2021 through March 31, 2022:

$ in Millions
Acquisition of subsidiary/ asset	Goodwill and Other intangible asset (1)	Acquisition Date
Ark	$292.5	January 1, 2021
J.C. Taylor	$55.7	August 6, 2021
Other Operations	$15.9	April 27, 2021
(1) Acquisition date fair values include the effect of adjustments during the measurement period and excludes the effect of foreign currency translation subsequent to the acquisition date.

The following table present the change in goodwill and other intangible assets for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022			2021
Millions	Goodwill	Other Intangible Assets	Total Goodwill and Other Intangible Assets	Goodwill	Other Intangible Assets	Total Goodwill and Other Intangible Assets
Beginning balance	$645.5	$420.4	$1,065.9	$525.5	$256.9	$782.4
Ark Transaction	—	—	—	116.8	175.7	292.5
Measurement period adjustments (1)	—	—	—	(.2)	—	(.2)
Amortization	—	(10.1)	(10.1)	—	(9.2)	(9.2)
Loss on assets held for sale (2)	—	—	—	(30.2)	—	(30.2)
Foreign currency translation	(4.1)	(.2)	(4.3)	1.5	.2	1.7
Ending balance	$641.4	$410.1	$1,051.5	$613.4	$423.6	$1,037.0
(1) Measurement period adjustments relate to updated information about acquisition date fair values of assets acquired and liabilities assumed. During the three months ended March 31, 2021, adjustments primarily relate to goodwill of $0.2 in connection with the acquisition in the Other Operations segment.
(2) Relates to the sale of Fresh Insurance’s motor business recorded in the first quarter of 2021. This amount excludes $1.5 of net proceeds related to the sale.

On April 12, 2021, NSM sold Fresh Insurance’s motor business. In connection with the sale, White Mountains recognized a loss of $28.7 million during the three months ended March 31, 2021. See Note 19 — “Held for Sale and Discontinued Operations”. There were no impairments of goodwill and other intangible assets for the three months ended March 31, 2022 and 2021.

Note 5.  Loss and Loss Adjustment Expense Reserves

The following table summarizes the loss and LAE reserve activity of Ark’s insurance and reinsurance subsidiaries for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
Millions	2022	2021
Gross beginning balance	$894.7	$696.0
Less: beginning reinsurance recoverable on unpaid losses (1)	(428.9)	(433.4)
Net loss and loss adjustment expense reserves	465.8	262.6

Loss and loss adjustment expenses incurred relating to:
Current year losses	125.7	65.5
Prior year losses	(3.7)	.5
Net incurred losses and loss adjustment expenses	122.0	66.0

Loss and loss adjustment expenses paid relating to:
Current year losses	(0.6)	(5.2)
Prior year losses	(39.4)	(19.7)
Net loss and loss adjustment expenses	(40.0)	(24.9)

Change in TPC Providers’ participation	57.5	(2.2)
Foreign currency translation and other adjustments to loss and loss adjustment expense reserves	(1.7)	2.9

Net ending balance	603.6	304.4
Plus: ending reinsurance recoverable on unpaid losses (2)	396.0	447.5
Gross ending balance	$999.6	$751.9
(1) The beginning reinsurance recoverable on unpaid losses includes amounts attributable to TPC Providers of $276.8 and $319.2.
(2) The ending reinsurance recoverable on unpaid losses includes amounts attributable to TPC Providers of $207.3 and $331.0.

For the three months ended March 31, 2022, Ark experienced $3.7 million of net favorable prior year loss reserve development. Ark’s net favorable prior year loss reserve development was driven primarily by the property lines of business.

TPC Providers’ Participation

For the years of account prior to the Ark Transaction, a significant proportion of the Syndicates’ underwriting capital was provided by TPC Providers using whole account reinsurance contracts with Ark’s corporate member. The TPC Providers’ participation in the Syndicates for the 2020 open year of account is 42.8% of the total net result of the Syndicates. For the years of account subsequent to the Ark Transaction, Ark is no longer using TPC Providers to provide underwriting capital for the Syndicates.
A Reinsurance to Close (“RITC”) agreement is generally put in place after the third year of operations for a year of account such that the outstanding loss and LAE reserves, including future development thereon, are reinsured into the next year of account. As a result, and in combination with the changing participation provided by TPC Providers, Ark’s participation on outstanding loss and LAE reserves reinsured into the next year of account may change, perhaps significantly. During the first quarter of 2022, an RITC was executed such that the outstanding loss and LAE reserves for claims arising out of the 2019 year of account, for which the TPC Providers’ participation in the total net results of the Syndicates was 58.3%, were reinsured into the 2020 year of account, for which the TPC Providers’ participation in the total net results of the Syndicates is 42.8%. During the first quarter of 2021, an RITC was executed such that the outstanding loss and LAE reserves for claims arising out of the 2018 year of account, for which the TPC Providers’ participation in the total net results of the Syndicates was 57.6%, were reinsured into the 2019 year of account, for which the TPC Providers’ participation in the total net results of the Syndicates was 58.3%.

Municipal Bond Guarantee Insurance

HG Re and BAM do not have any outstanding loss and LAE reserves related to BAM’s municipal bond guarantee insurance business.

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

	Three Months Ended March 31,
Millions	2022	2021
Written premiums:
Gross	$633.1	$404.5
Ceded	(89.3)	(62.1)
Net written premiums	$543.8	$342.4
Earned premiums:
Gross	$245.3	$162.6
Ceded	(50.9)	(58.0)
Net earned premiums	$194.4	$104.6
Losses and loss adjustment expenses:
Gross	$183.1	$115.6
Ceded	(61.1)	(49.6)
Net losses and loss adjustment expenses	$122.0	$66.0

As of March 31, 2022, Ark had $396.0 million and $16.7 million of reinsurance recoverables on unpaid and paid losses. As reinsurance contracts do not relieve Ark of its obligation to its policyholders, Ark seeks to reduce the credit risk associated with reinsurance balances by avoiding over-reliance on specific reinsurers through the application of concentration limits and thresholds. Ark is selective with its reinsurers, placing reinsurance with only those reinsurers having a strong financial condition. Ark monitors the financial strength of its reinsurers on an ongoing basis.
As of March 31, 2022, Ark’s reinsurance recoverables of $412.7 million included $207.3 million attributable to TPC Providers, which are collateralized. The following table provides a listing of Ark’s remaining gross and net reinsurance recoverables, excluding amounts attributable to TPC Providers, by the reinsurer’s A.M. Best Company, Inc (“A.M. Best”) rating and the percentage of total recoverables.

$ in Millions	As of March 31, 2022
A.M. Best Rating(1)	Gross	Collateral	Net	% of Total
A+ or better	$135.5	$15.1	$120.4	74.3%
A- to A	54.6	14.1	40.5	25.0
B++ or lower and not rated	15.3	14.2	1.1	0.7
Total	$205.4	$43.4	$162.0	100.0%
(1) A.M. Best ratings as detailed above are: “A+ or better” (Superior) “A- to A” (Excellent), “B++” (Good).

See Note 10 — “Municipal Bond Guarantee Insurance” for third-party reinsurance balances related to White Mountains’s financial guarantee business.

Reinsurance Contracts Accounted for as Deposits

Ark has an aggregate excess of loss contract with SiriusPoint Ltd. (“SiriusPoint”), which is accounted for using the deposit method and recorded within other assets. Ark earns an annual crediting rate of 3.0%, which is recorded within other revenue. During the fourth quarter of 2021, Ark negotiated a reduction of $31.7 million, including accrued interest, to the aggregate excess of loss contract with SiriusPoint. As of March 31, 2022, the carrying value of Ark’s deposit in SiriusPoint, including accrued interest, was $20.6 million.
See Note 10 — “Municipal Bond Guarantee Insurance” for reinsurance contracts accounted for as deposits related to White Mountains’s financial guarantee business.

Note 7.  Debt

The following table presents White Mountains’s debt outstanding as of March 31, 2022 and December 31, 2021:

$ in Millions	March 31, 2022	Effective Rate	(1)	December 31, 2021	Effective Rate	(1)
Ark 2007 Subordinated Notes, carrying value	$30.0			$30.0
Ark 2021 Notes Tranche 1	42.9			44.2
Ark 2021 Notes Tranche 2	47.0			47.0
Ark 2021 Notes Tranche 3	70.0			70.0
Unamortized issuance cost	(5.1)			(5.3)
Ark 2021 Subordinated Notes, carrying value	154.8			155.9
Total Ark Subordinated Notes, carrying value	184.8	6.6%		185.9	6.9%
NSM Bank Facility	275.9	7.0%	(2)	277.6	7.3%	(2)
Unamortized issuance cost	(5.9)			(6.4)
NSM Bank Facility, carrying value	270.0			271.2
Other NSM debt	.6	5.8%		.9	2.9%
Kudu Credit Facility	225.4	5.0%		225.4	4.3%
Unamortized issuance cost	(7.2)			(7.2)
Kudu Credit Facility, carrying value	218.2			218.2
Other Operations debt	17.8	7.3%		17.1	7.5%
Unamortized issuance cost	(.5)			(.3)
Other Operations debt, carrying value	17.3			16.8
Total debt	$690.9			$693.0
 (1) Effective rate includes the effect of the amortization of debt issuance costs.
(2) NSM’s effective rate excludes the effect of the interest rate swap and the interest rate cap on the debt. See Note 9 — “Derivatives”. The weighted average interest rate for the quarter ended March 31, 2022 and December 31, 2021, excluding the effect of amortization of debt issuance costs, was 6.1% and 6.5%. The weighted average interest rate for the quarter ended March 31, 2022 and December 31, 2021 on the total NSM Bank Facility including both the effect of the amortization of debt issuance costs and the effect of the interest rate swap and the interest rate cap was 2.9% and 8.2%.

Ark Subordinated Notes

In March 2007, GAIL issued $30.0 million face value of floating rate unsecured junior subordinated deferrable interest notes to Alesco Preferred Funding XII Ltd., Alesco Preferred Funding XIII Ltd. and Alesco Preferred Funding XIV Ltd (the “Ark 2007 Subordinated Notes”). The Ark 2007 Subordinated Notes, which mature in June 2037, accrue interest at a floating rate equal to the three-month U.S. LIBOR plus 4.6%. As of March 31, 2022, the Ark 2007 Subordinated Notes had an outstanding balance of $30.0 million.
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
As of March 31, 2022, the Ark 2021 Notes Tranche 1 had an outstanding balance of €39.1 million ($42.9 million based upon the foreign exchange spot rate as of March 31, 2022), the Ark 2021 Notes Tranche 2 had an outstanding balance of $47.0 million, and the Ark 2021 Notes Tranche 3 had an outstanding balance of $70.0 million.
The Ark Subordinated Notes contain various affirmative and negative covenants that White Mountains considers to be customary for such borrowings.

Ark Standby Letter of Credit Facilities

In December 2021, Ark entered into two uncommitted secured standby letter of credit facility agreements to support the continued growth and expansion of its GAIL insurance and reinsurance operations. The standby letter of credit facility agreements were executed with ING Bank N.V., London Branch (the “ING LOC Facility”) with capacity of $50.0 million on an uncollateralized basis and with Citibank Europe Plc (the “Citibank LOC Facility”) with capacity of $100.0 million on a collateralized basis. As of March 31, 2022, the ING LOC Facility was undrawn. As of March 31, 2022, the Citibank LOC Facility had an outstanding balance of $36.2 million. As of March 31, 2022, $50.0 million of short-term investments were pledged as collateral under the Citibank LOC Facility. Ark’s uncommitted secured standby letter of credit facility agreements contain various representations, warranties and covenants that White Mountains considers to be customary for such borrowings.

NSM Bank Facility

NSM maintains a secured credit facility (the “NSM Bank Facility”) with Ares Capital Corporation. On June 2, 2021, NSM amended the NSM Bank Facility to reduce the margin over the reference interest rate for USD LIBOR loans from a range of 5.50% to 6.00% to a range of 4.50% to 5.00% and reduce the margin over the reference rate for GBP loans from a range of 6.00% to 6.50% to a range of 5.00% to 5.50%. The amendment also increased the revolving credit loan commitment to $40.0 million and added a $50.0 million delayed-draw term loan commitment. The amendment also changed the reference interest rate for the GBP loan from GBP-LIBOR to SONIA. The maturity dates of the term loans and the revolving credit loans were not changed as part of the amendment. The term loans under the NSM Bank Facility mature on May 11, 2026, and the revolving loan matures on November 11, 2025. The reference interest rates under the NSM Bank Facility are generally subject to a 1.25% rate floor.
Under GAAP, if the terms of a debt instrument are amended, unless there is greater than 10% change in the expected discounted future cash flows of such instrument, the instrument’s carrying value does not change. White Mountains has determined that the impact of the 2021 amendment to the NSM Bank Facility was less than 10% on the expected discounted future cash flows.

The following table presents the change in debt under the NSM Bank Facility for the three months ended March 31, 2022 and 2021:

Millions	Three Months Ended March 31,
NSM Bank Facility	2022	2021
Beginning balance	$277.6	$277.4
Term loans
Borrowings	—	—
Repayments	(.7)	(.7)
Foreign currency translation	(1.5)	.6
Revolving credit loan
Borrowings	13.0	—
Repayments	(12.5)	—
Ending balance	$275.9	$277.3
As of March 31, 2022, the term loans had an outstanding balance of $271.9 million, including £41.8 million ($55.1 million based upon the foreign exchange spot rate as of March 31, 2022) in a GBP term loan, and the revolving credit loan had an outstanding balance of $4.0 million.
On June 15, 2018, NSM entered into an interest rate swap agreement to hedge its exposure to interest rate risk on $151.0 million of its USD denominated variable rate term loans. As of March 31, 2022, the swap no longer qualified for hedge accounting. As a result, the previously hedged term loans are classified as unhedged term loans. During the three months ended March 31, 2022, NSM recognized interest income of $2.4 million from the effect of the interest rate swap.
The following table presents the NSM weighted average interest rate for the three months ended March 31, 2022 and 2021:

$ in Millions	Three Months Ended March 31,
	2022			2021
NSM Weighted Average Interest Rate	Weighted Average	Interest Expense (1)	Weighted Average Interest rate	Weighted Average	Interest Expense (2)	Weighted Average Interest rate
Term loan - hedged	$—	$—	—%	$147.6	$3.4	9.2%
Term loan - unhedged	273.5	2.0	2.9%	129.8	2.5	7.7%
Total NSM Bank Facility	$273.5	$2.0	2.9%	$277.4	$5.9	8.5%
(1) For the three months ended March 31, 2022, interest expense includes the amortization of debt issuance costs of $0.5 and the effect of the interest rate swap and interest rate cap of $(2.7). For the three months ended March 31, 2022, interest expense excludes $0.1 related to the revolving credit loan.
(2) For the three months ended March 31, 2021, interest expense includes the amortization of debt issuance costs of $0.3 and the effect of the interest rate swap and interest rate cap of $0.6.

The NSM Bank Facility is secured by all property of the loan parties and contains various affirmative, negative and financial covenants that White Mountains considers to be customary for such borrowings, including a maximum consolidated total leverage ratio covenant.

Other NSM Debt

NSM also has a secured term loan related to its U.K. vertical. As of March 31, 2022, the secured term loan had an outstanding balance of $0.6 million and a maturity date of December 31, 2022.

Kudu Credit Facility and Kudu Bank Facility

On December 23, 2019, Kudu entered into a secured credit facility with Monroe Capital Management Advisors, LLC (the “Kudu Bank Facility”). On March 23, 2021, Kudu replaced the Kudu Bank Facility and entered into a secured revolving credit facility (the “Kudu Credit Facility”) with Massachusetts Mutual Life Insurance Company to repay the Kudu Bank Facility, and to fund new investments and related transaction expenses. The maximum borrowing capacity of the Kudu Credit Facility is $300.0 million. The Kudu Credit Facility matures on March 23, 2036. In connection with the replacement of the Kudu Bank Facility, Kudu recognized a total loss of $4.1 million, representing debt issuance costs and prepayment fees, which are included within interest expense for the three months ended March 31, 2021.
The Kudu Credit Facility requires Kudu to maintain an interest reserve account, which is included in restricted cash. As of March 31, 2022, the interest reserve account is $4.5 million. The Kudu Credit Facility requires Kudu to maintain a ratio of the outstanding balance to the sum of the fair market value of the participation contracts and cash held in certain accounts (the “LTV Percentage”) of less than 50% in years 0-3, 40% in years 4-6, 25% in years 7-8, 15% in years 9-10, and 0% thereafter. As of March 31, 2022, Kudu has a 33% LTV Percentage.
Kudu may borrow undrawn balances within the initial three-year availability period, subject to customary terms and conditions, to the extent the amount borrowed under the Kudu Credit Facility does not exceed the borrowing base, which is equal to 35% of the fair value of qualifying Kudu Participation Contracts. When considering White Mountains’s remaining equity commitment to Kudu and the fair value of Kudu’s qualifying participation contracts as of March 31, 2022, the available undrawn balance was $34.2 million.
The following table presents the change in debt under the Kudu Bank Facility and Kudu Credit Facility for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
Millions	2022	2021
Kudu Bank Facility
Beginning balance	$—	$89.2
Term loans
Borrowings	—	3.0
Repayments	—	(92.2)
Ending balance	$—	$—

Kudu Credit Facility
Beginning balance	$225.4	$—
Term loans
Borrowings	—	102.0
Repayments	—	—
Ending balance	$225.4	$102.0

The Kudu Credit Facility is secured by all property of the loan parties and contains various affirmative and negative covenants that White Mountains considers to be customary for such borrowings.

Other Operations Debt

As of March 31, 2022, debt in White Mountains’s Other Operations segment consisted of three secured credit facilities (collectively, “Other Operations debt”).
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
During the three months ended March 31, 2022 and 2021, White Mountains’s Other Operations segment borrowed $2.0 million and $0.9 million. During the three months ended March 31, 2022 and 2021, White Mountains’s Other Operations segment made repayments of $1.3 million and $0.2 million. As of March 31, 2022 and 2021, the Other Operations debt had an outstanding balance of $17.8 million and $17.5 million.

Compliance

At March 31, 2022, White Mountains was in compliance in all material respects with the covenants under all of its debt instruments.

Note 8.  Income Taxes

The Company and its Bermuda domiciled subsidiaries are not subject to Bermuda income tax under current Bermuda law. In the event there is a change in the current law such that taxes are imposed, the Bermuda Exempted Undertakings Tax Protection Act of 1966 states that the Company and its Bermuda domiciled subsidiaries would be exempt from such tax until March 31, 2035. The Company has subsidiaries and branches that operate in various other jurisdictions around the world and are subject to tax in the jurisdictions in which they operate.  As of March 31, 2022, the primary jurisdictions in which the Company’s subsidiaries and branches were subject to tax were Ireland, Israel, Luxembourg, the United Kingdom and the United States.
White Mountains’s income tax benefit related to pre-tax loss from continuing operations for the three months ended March 31, 2022 represented an effective tax rate of 31.1%. The effective tax rate was different from the U.S. statutory rate of 21.0%, due to income in jurisdictions with lower tax rates than the United States and a decline in the full valuation allowance on net deferred tax assets in certain U.S. operations, consisting of the WM Adams, Inc. consolidated tax group within the Other Operations segment, offset by an increase in the full valuation allowance at BAM and state income taxes.
White Mountains’s income tax benefit related to pre-tax loss from continuing operations for the three months ended March 31, 2021 represented an effective tax rate of 6.9%. The effective tax rate was different from the U.S. statutory rate of 21.0% due to income generated in jurisdictions with lower tax rates than the United States.
In arriving at the effective tax rate for the three months ended March 31, 2022 and 2021, White Mountains forecasted all income and expense items including the change in unrealized investment gains (losses) and realized investment gains (losses) for the years ending December 31, 2022 and 2021.
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

Note 9. Derivatives

NSM Interest Rate Swap

On June 15, 2018, NSM entered into an interest rate swap agreement to hedge its exposure to interest rate risk on $151.0 million of its USD-denominated variable rate term loans under the NSM Bank Facility. Under the terms of the swap agreement, NSM pays a fixed-rate of 2.97% and receives a variable rate, which is reset monthly, based on the then-current one-month USD-LIBOR rate. As of March 31, 2022, the variable rate received by NSM under the swap agreement was 1.00%. Over the term of the swap, the notional amount decreases in accordance with the principal repayments NSM expects to make on its initial term loans. The interest rate swap is scheduled to mature on June 30, 2024. NSM evaluated the effectiveness of the swap to hedge its interest rate risk associated with its variable rate debt and concluded at the swap inception date that the swap was highly effective in hedging that risk.
For the three months ended March 31, 2022 and 2021, White Mountains recognized net interest expense of $0.6 million and $0.6 million for the periodic net settlement payments on the swap. As of March 31, 2022 and December 31, 2021, the estimated fair value of the swap and the accrual of the periodic net settlement payments recorded in other liabilities was $1.3 million and $4.8 million. As of March 31, 2022, the swap no longer qualified for hedge accounting. As a result, the unrealized loss on the swap liability as of December 31, 2021 of $4.8 million will be reclassified from accumulated other comprehensive income and amortized to interest expense over the remaining term of the swap on a straight-line basis. In the first quarter of 2022, $0.5 million of amortization was recognized within interest expense. In addition, NSM recognized $3.5 million of income related to the change in fair value of the swap within interest expense for the three months ended March 31, 2022.
For the three months ended March 31, 2021, the $1.0 million change in the fair value of the swap is included within White Mountains’s accumulated other comprehensive income (loss).
NSM’s obligations under the swap are secured by the same collateral securing the NSM Bank Facility on a pari passu basis. NSM does not currently hold any collateral deposits from or provide any collateral deposits to the swap counterparty.

NSM Interest Rate Cap

On June 4, 2020, NSM entered into an interest rate cap agreement to limit its exposure to the risk of interest rate increases on the GBP-denominated term loan under the NSM Bank Facility. The notional amount of the interest rate cap is £42.5 million ($52.4 million based upon the foreign exchange spot rate as of the date of the transaction), and the termination date is June 4, 2022. On August 18, 2020, NSM entered into a separate interest rate cap agreement to extend the term of the original interest rate cap agreement by one year. The second interest rate cap agreement has an effective date of June 15, 2022 and a termination date of June 15, 2023.
NSM paid total initial premiums of $0.1 million for the interest rate caps. Under the terms of the interest rate cap agreements, if the current three-month GBP-LIBOR rate at the measurement date exceeds 1.25%, NSM will receive payments from the counterparty equal to the three-month GBP-LIBOR rate, less the 1.25% cap rate. As of March 31, 2022, the three-month GBP-LIBOR rate was 1.04%.
NSM accounts for the interest rate caps as derivatives at fair value, with changes in fair value recognized in current period earnings within interest expense. For the three months ended March 31, 2022 and 2021, White Mountains recognized $0.3 million and less than $0.1 million related to the change in fair value on the interest rate caps within interest expense. As of March 31, 2022 and December 31, 2021, the estimated fair value of the caps recorded in other assets was $0.5 million and $0.2 million.

Note 10. Municipal Bond Guarantee Insurance

HG Global was established to fund the startup of BAM, a mutual municipal bond insurer. HG Global, together with its subsidiaries, provided the initial capitalization of BAM through the purchase of $503.0 million of the BAM Surplus Notes.

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

Fidus Re
BAM is party to a collateralized financial guarantee excess of loss reinsurance agreement that serves to increase BAM’s claims paying resources and is provided by Fidus Re Ltd. (“Fidus Re”).
In 2018, Fidus Re was initially capitalized by the issuance of $100.0 million of insurance-linked securities (the “Fidus Re 2018 Agreement”). The proceeds from issuance were placed in a collateral trust supporting Fidus Re’s obligations to BAM. The insurance-linked securities were issued by Fidus Re with an initial term of 12 years and are callable five years after the date of issuance. Under the Fidus Re 2018 Agreement, Fidus Re reinsures 90% of aggregate losses exceeding $165.0 million on a portion of BAM’s financial guarantee portfolio (the “2018 Covered Portfolio”) up to a total reimbursement of $100.0 million. The Fidus Re 2018 Agreement does not provide coverage for losses in excess of $276.1 million. The 2018 Covered Portfolio consists of approximately 32% of BAM’s portfolio of financial guaranty policies issued through March 31, 2022.
In the first quarter of 2021, Fidus Re issued an additional $150.0 million of insurance-linked securities (the “Fidus Re 2021 Agreement”) with an initial term of 12 years and are callable five years after the date of issuance. The proceeds from issuance were placed in a collateral trust supporting Fidus Re’s obligations to BAM. Under the Fidus Re 2021 Agreement, Fidus Re reinsures 90% of aggregate losses exceeding $135.0 million on a portion of BAM’s financial guarantee portfolio (the “2021 Covered Portfolio”) up to a total reimbursement of $150.0 million. The Fidus Re 2021 Agreement does not provide coverage for losses in excess of $301.7 million. The 2021 Covered Portfolio consists of approximately 36% of BAM’s portfolio of financial guaranty policies issued through March 31, 2022.
The Fidus Re agreements are accounted for using deposit accounting and any related financing expenses are recorded in general and administrative expenses as they do not meet the risk transfer requirements necessary to be accounted for as reinsurance.

XOLT
In January 2020, BAM entered into an excess of loss reinsurance agreement (the “XOLT”) with HG Re. Under the XOLT, HG Re provides last dollar protection for exposures on municipal bonds insured by BAM in excess of New York State Department of Financial Services (“NYDFS”) single issuer limits. The XOLT is subject to an aggregate limit equal to the lesser of $75.0 million or the assets held in the supplemental collateral trust (the “Supplemental Trust”) at any point in time. The agreement is accounted for using deposit accounting and any related financing expenses are recorded in general and administrative expenses as the agreement does not meet the risk transfer requirements necessary to be accounted for as reinsurance.

Collateral Trusts

HG Re’s obligations under the FLRT are limited to the assets in two collateral trusts: the Supplemental Trust and a Regulation 114 Trust (together, the “Collateral Trusts”). Losses required to be reimbursed under the FLRT are subject to an aggregate limit equal to the assets held in the Collateral Trusts at any point in time.
On a monthly basis, BAM deposits cash equal to ceded premiums, net of ceding commissions, due to HG Re under the FLRT directly into the Regulation 114 Trust. The Regulation 114 Trust target balance is equal to gross ceded unearned premiums and unpaid ceded loss and LAE, if any. If, at the end of any quarter, the Regulation 114 Trust balance is below the target balance, funds will be withdrawn from the Supplemental Trust and deposited into the Regulation 114 Trust in an amount equal to the shortfall. If, at the end of any quarter, the Regulation 114 Trust balance is above 102% of the target balance, funds will be withdrawn from the Regulation 114 Trust and deposited into the Supplemental Trust. The Regulation 114 Trust balance as of March 31, 2022 and December 31, 2021 was $244.8 million and $250.2 million.
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
As the BAM Surplus Notes are repaid over time, the BAM Surplus Notes will be replaced in the Supplemental Trust by cash and fixed income securities. The Supplemental Trust balance as of March 31, 2022 and December 31, 2021 was $591.5 million and $601.8 million.
As of March 31, 2022 and December 31, 2021, the Collateral Trusts held assets of $836.3 million and $852.0 million, which included $466.0 million and $481.7 million of cash and investments, $364.6 million and $364.6 million of BAM Surplus Notes and $5.7 million and $5.7 million of interest receivable on the BAM Surplus Notes.

BAM Surplus Notes

Through 2024, the interest rate on the BAM Surplus Notes is a variable rate equal to the one-year U.S. Treasury rate plus 300 basis points, set annually. During 2022, the interest rate on the BAM Surplus Notes is 3.2%. Beginning in 2025, the interest rate will be fixed at the higher of the then current variable rate or 8.0%. Under its agreements with HG Global, BAM is required to seek regulatory approval to pay interest and principal on the BAM Surplus Notes only to the extent that its remaining qualified statutory capital and other capital resources continue to support its outstanding obligations, its business plan and its “AA/stable” rating from Standard & Poor’s. No payment of principal or interest on the BAM Surplus Notes may be made without the approval of the NYDFS.
In December 2021, BAM made a $33.8 million cash payment of principal and interest on the BAM Surplus Notes held by HG Global. Of this payment, $23.6 million was a repayment of principal held in the Supplemental Trust, $0.4 million was a payment of accrued interest held inside the Supplemental Trust and $9.8 million was a payment of accrued interest held outside the Supplemental Trust.
During the three months ended March 31, 2022 and 2021, BAM made no repayments of the BAM Surplus Notes or accrued interest.
As of March 31, 2022 and December 31, 2021, the principal balance on the BAM Surplus Notes was $364.6 million and $364.6 million and total interest receivable on the BAM Surplus Notes was $160.6 million and $157.6 million.

Insured Obligations and Premiums

The following table presents a schedule of BAM’s insured obligations as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Contracts outstanding	12,611	12,350
Remaining weighted average contract period outstanding (in years)	10.8	10.8
Contractual debt service outstanding (in millions):
Principal	$91,609.8	$89,196.5
Interest	42,353.7	41,486.5
Total debt service outstanding	$133,963.5	$130,683.0

Gross unearned insurance premiums (in millions)	$267.3	$266.3

The following table presents a schedule of BAM’s future premium revenues as of March 31, 2022:

Millions	March 31, 2022
April 1, 2022 - December 31, 2022	$19.1
January 1, 2023 - March 31, 2023	6.2
April 1, 2023 - June 30, 2023	6.1
July 1, 2023 - September 30, 2023	6.0
October 1, 2023 - December 31, 2023	5.9
Total 2023	24.2
2024	22.7
2025	21.1
2026	19.6
2027	18.1
2028 and thereafter	142.5
Total gross unearned insurance premiums	$267.3

The following table presents a schedule of written premiums and earned premiums included in White Mountains’s HG Global/BAM segment for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
Millions	2022	2021
Written premiums:
Direct	$9.4	$8.0
Assumed	—	4.5
Gross written premiums (1)	$9.4	$12.5
Earned premiums:
Direct	$7.6	$5.3
Assumed	.8	1.1
Gross earned premiums (1)	$8.4	$6.4
(1) There are no ceded premium amounts in the periods presented and gross earned premiums are equivalent to net written premiums and net earned premiums.

In January 2021, BAM entered into a 100% facultative quota share reinsurance agreement under which it assumed a portfolio of municipal bond guarantee contracts with a par value of $805.5 million.

None of the contracts assumed under these reinsurance agreements were non-performing, and no loss reserves have been established for any of the contracts, either as of the transaction date or as of March 31, 2022. The agreement, which covers future claims exposure only, meets the risk transfer criteria under ASC 944-20, Insurance Activities and accordingly has been accounted for as reinsurance.

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
The following table presents the Company’s computation of earnings per share from continuing operations for the three months ended March 31, 2022 and 2021. See Note 19 — “Held for Sale and Discontinued Operations”.

	Three Months Ended
	March 31,
	2022	2021
Basic and diluted earnings per share numerators (in millions):
Net income (loss) attributable to White Mountains’s common shareholders	$33.4	$(75.3)
Less: total income (loss) from discontinued operations, net of tax	—	18.7
Net income (loss) from continuing operations attributable to White Mountains’s common shareholders	$33.4	$(94.0)
Allocation of (earnings) losses to participating restricted common shares (1)	(.3)	.9
Basic and diluted earnings (losses) per share numerators	$33.1	$(93.1)
Basic earnings per share denominators (in thousands):
Total average common shares outstanding during the period	3,006.2	3,100.2
Average unvested restricted common shares(2)	(29.6)	(32.4)
Basic earnings (losses) per share denominator	2,976.6	3,067.8
Diluted earnings per share denominator (in thousands):
Total average common shares outstanding during the period	3,006.2	3,100.2
Average unvested restricted common shares (2)	(29.6)	(32.4)
Diluted earnings (losses) per share denominator	2,976.6	3,067.8
Basic and diluted earnings per share (in dollars) - continuing operations:
Distributed earnings - dividends declared and paid	$1.00	$1.00
Undistributed earnings (losses)	10.10	(31.33)
Basic and diluted earnings (losses) per share	$11.10	$(30.33)
(1) Restricted shares issued by White Mountains receive dividends and are therefore considered participating securities.
(2) Restricted shares outstanding vest upon a stated date. See Note 12 — “Employee Share-Based Incentive Compensation Plans”.

The following table presents the undistributed net earnings (losses) from continuing operations for the three months ended March 31, 2022 and 2021. See Note 19 — “Held for Sale and Discontinued Operations”.

	Three Months Ended
	March 31,
Millions	2022	2021
Undistributed net earnings (losses) - continuing operations:
Net income (losses) attributable to White Mountains’s common shareholders, net of restricted common share amounts	$33.1	$(93.1)
Dividends declared, net of restricted common share amounts (1)	(3.0)	(3.1)
Total undistributed net earnings (losses), net of restricted common share amounts	$30.1	$(96.2)
(1) Restricted shares issued by White Mountains receive dividends and are therefore considered participating securities.

Note 12. Employee Share-Based Incentive Compensation Plans

White Mountains’s Long-Term Incentive Plan (the “WTM Incentive Plan”) provides for grants of various types of share-based and non-share-based incentive awards to key employees of White Mountains. As of March 31, 2022 and 2021, White Mountains’s share-based compensation incentive awards consist of performance shares and restricted shares.

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
The following table presents the performance share activity for the three months ended March 31, 2022 and 2021 for performance shares granted under the WTM Incentive Plan:

	Three Months Ended March 31,
	2022		2021
Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	40,828	$42.2	42,458	$56.3
Shares paid (1)	(14,625)	(26.4)	(14,117)	(34.6)
New grants	13,075	—	13,000	—
Forfeitures and cancellations (2)	24	.3	(557)	.4
Expense recognized	—	5.8	—	16.1
End of period	39,302	$21.9	40,784	$38.2
(1) WTM performance share payments in 2022 for the 2019-2021 performance cycle, which were paid in cash in March 2022 at 172% of target.  WTM performance share payments in 2021 for the 2018-2020 performance cycle, which were paid in cash in March 2021 at 200% of target.
(2) Amounts include changes in assumed forfeitures, as required under GAAP.

During the three months ended March 31, 2022, White Mountains granted 13,075 performance shares for the 2022-2024 performance cycle. During the three months ended March 31, 2021, White Mountains granted 13,000 performance shares for the 2021-2023 performance cycle.
For the 2019-2021 performance cycle, the Company issued common shares for 750 performance shares earned and all other performance shares earned were settled in cash. For the 2018-2020 performance cycle, all performance shares earned were settled in cash. If all the outstanding WTM performance shares had vested on March 31, 2022, the total additional compensation cost to be recognized would have been $25.8 million, based on accrual factors (common share price and payout assumptions) as of March 31, 2022.

The following table presents performance shares outstanding and accrued expense for performance shares awarded under the WTM Incentive Plan as of March 31, 2022 for each performance cycle:

	Three Months Ended March 31, 2022
Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense
Performance cycle:
2020 – 2022	13,350	$19.0
2021 – 2023	13,475	2.9
2022 – 2024	13,075	.3
Sub-total	39,900	22.2
Assumed forfeitures	(598)	(.3)
March 31, 2022	39,302	$21.9

Restricted Shares

Restricted shares are grants of a specified number of common shares that generally vest at the end of a 34-month service period. The following table presents the unrecognized compensation cost associated with the outstanding restricted share awards for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022		2021
Millions, except share amounts	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value
Non-vested,
Beginning of period	37,850	$15.9	43,105	$15.2
Issued	13,075	13.6	13,000	15.6
Vested	(12,725)	—	(17,717)	—
Forfeited	—	—	(583)	(.6)
Expense recognized	—	(3.0)	—	(4.0)
End of period	38,200	$26.5	37,805	$26.2

During the three months ended March 31, 2022, White Mountains issued 13,075 restricted shares that vest on January 1, 2025. During the three months ended March 31, 2021, White Mountains issued 13,000 restricted shares that vest on January 1, 2024. The unamortized issue date fair value as of March 31, 2022 is expected to be recognized ratably over the remaining vesting periods.

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
As of March 31, 2022 and December 31, 2021, the right of use (“ROU”) asset was $41.6 million and $42.2 million and lease liabilities were $44.8 million and $45.2 million.
The following table summarizes net lease expense recognized in White Mountains’s consolidated statement of operations for the three months ended March 31, 2022 and 2021:

Millions	Three Months Ended March 31,
Lease Cost	2022	2021
Lease cost	$2.8	$1.9
Less: sublease income	.2	.1
Net lease cost	$2.6	$1.8

The following table presents the contractual maturities of the lease liabilities associated with White Mountains’s operating lease agreements as of March 31, 2022:

Millions	As of March 31, 2022
Remainder of 2022	$7.6
2023	11.5
2024	10.0
2025	6.8
2026	4.3
Thereafter	11.8
Total undiscounted lease payments	52.0
Less: present value adjustment	7.2
Operating lease liability	$44.8

The following tables present lease related assets and liabilities by reportable segment as of March 31, 2022 and December 31, 2021:

	As of March 31, 2022
Millions	HG/BAM	Ark	NSM	Kudu	Other Operations	Total	Weighted Average Incremental Borrowing Rate (1)
ROU lease asset	$7.1	$8.1	$13.3	$6.4	$6.7	$41.6	5.1%
Lease liability	$7.7	$8.1	$14.5	$7.1	$7.4	$44.8
(1) The present value of the remaining lease payments was determined by discounting the lease payments using the incremental borrowing rate.

	As of December 31, 2021
Millions	HG/BAM	Ark	NSM	Kudu	Other Operations	Total	Weighted Average Incremental Borrowing Rate (1)
ROU lease asset	$7.6	$7.0	$14.0	$6.5	$7.1	$42.2	5.0%
Lease liability	$8.1	$7.0	$15.2	$7.1	$7.8	$45.2
(1) The present value of the remaining lease payments was determined by discounting the lease payments using the incremental borrowing rate.

Note 14. Non-controlling Interests

Non-controlling interests consist of the ownership interests of non-controlling shareholders in consolidated entities and are presented separately on the balance sheet.
The following table presents the balance of non-controlling interests included in White Mountains’s total equity and the ownership interests held by non-controlling shareholders as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
$ in Millions	Non-controlling Percentage (1)	Non-controlling Equity	Non-controlling Percentage (1)	Non-controlling Equity
Non-controlling interests, excluding BAM
HG Global	3.1%	$5.4	3.1%	$8.9
Ark	28.0%	224.1	28.0%	230.7
NSM	3.5%	16.7	3.5%	16.7
Kudu	.9%	17.3	.7%	12.4
Other	various	11.2	various	11.9
Total, excluding BAM		274.7		280.6
BAM	100.0%	(147.5)	100.0%	(124.0)
Total non-controlling interests		$127.2		$156.6
(1) The non-controlling percentage represents the basic ownership interests held by non-controlling shareholders with the exception of HG Global, for which the non-controlling percentage represents the preferred share ownership held by non-controlling shareholders.

Note 15. Segment Information

As of March 31, 2022, White Mountains conducted its operations through five segments: (1) HG Global/BAM, (2) Ark, (3) NSM, (4) Kudu and (5) Other Operations. A discussion of White Mountains’s consolidated investment operations is included after the discussion of operations by segment.
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
The following tables present the financial information for White Mountains’s segments:

Millions	HG Global/ BAM	Ark	NSM	Kudu	Other Operations	Total
Three Months Ended March 31, 2022
Earned insurance premiums	$8.4	$194.4	$—	$—	$—	$202.8
Net investment income	4.6	1.6	—	12.6	1.8	20.6
Net realized and unrealized investment gains (losses)	(45.1)	(17.5)	—	22.3	31.9	(8.4)
Net realized and unrealized investment gains (losses) from investment in MediaAlpha	—	—	—	—	18.8	18.8
Commission revenues	—	—	70.1	—	2.9	73.0
Other revenues	.8	(2.8)	18.4	—	25.7	42.1
Total revenues	(31.3)	175.7	88.5	34.9	81.1	348.9
Loss and loss adjustment expenses	—	122.0	—	—	—	122.0
Insurance and reinsurance acquisition expenses	3.0	49.9	—	—	—	52.9
Cost of sales	—	—	—	—	21.4	21.4
General and administrative expenses	16.3	23.1	54.0	2.7	28.9	125.0
Broker commission expense	—	—	20.6	—	—	20.6
Change in fair value of contingent consideration	—	—	.1	—	—	.1
Amortization of other intangible assets	—	—	9.1	.1	.9	10.1
Loss on assets held for sale	—	—	—	—	—	—
Interest expense	—	3.8	2.1	2.8	.3	9.0
Total expenses	19.3	198.8	85.9	5.6	51.5	361.1
Pre-tax income (loss)	$(50.6)	$(23.1)	$2.6	$29.3	$29.6	$(12.2)

Millions	HG Global/ BAM	Ark	NSM	Kudu	Other Operations	Total
Three Months Ended March 31, 2021
Earned insurance premiums	$6.4	$104.6	$—	$—	$—	$111.0
Net investment income	4.5	.8	—	8.2	7.1	20.6
Net realized and unrealized investment gains (losses)	(17.9)	1.1	—	15.8	2.1	1.1
Net realized and unrealized investment gains (losses) from investment in MediaAlpha	—	—	—	—	(41.7)	(41.7)
Commission revenues	—	—	59.6	—	2.3	61.9
Other revenues	.3	2.6	15.2	.1	7.1	25.3
Total revenues	(6.7)	109.1	74.8	24.1	(23.1)	178.2
Losses and loss adjustment expenses	—	66.0	—	—	—	66.0
Insurance and reinsurance acquisition expenses	1.9	36.7	—	—	—	38.6
Cost of sales	—	—	—	—	4.0	4.0
General and administrative expenses	16.4	37.8	46.0	2.5	35.7	138.4
Broker commission expense	—	—	18.9	—	—	18.9
Amortization of other intangible assets	—	—	8.6	.1	.5	9.2
Loss on assets held for sale	—	—	28.7	—	—	28.7
Interest expense	—	1.1	5.9	5.8	.3	13.1
Total expenses	18.3	141.6	108.1	8.4	40.5	316.9
Pre-tax income (loss)	$(25.0)	$(32.5)	$(33.3)	$15.7	$(63.6)	$(138.7)
In compliance with ASC 606, Revenues from Contracts with Customers, the following tables present White Mountains’s total revenues by revenue source for the three months ended March 31, 2022 and 2021:

Millions	HG Global/BAM	Ark	NSM	Kudu	Other Operations	Total
Three Months Ended March 31, 2022
Commission and other revenue
Specialty Transportation	$—	$—	$26.5	$—	$—	$26.5
Pet	—	—	23.4	—	—	23.4
United Kingdom	—	—	12.6	—	—	12.6
Real Estate	—	—	10.5	—	—	10.5
Social Services	—	—	7.0	—	—	7.0
Diversified B2B	—	—	8.5	—	—	8.5
Other	—	—	—	—	2.9	2.9
Total commission and other revenue	—	—	88.5	—	2.9	91.4
Product and service revenues	—	—	—	—	26.4	26.4
Revenues from contracts with customers	—	—	88.5	—	29.3	117.8
Other (1)	(31.3)	175.7	—	34.9	51.8	231.1
Total revenues	$(31.3)	$175.7	$88.5	$34.9	$81.1	$348.9
(1)    Other consists of earned insurance premiums, net investment income, net realized and unrealized investment gains (losses) and other revenues outside the scope of ASC 606, Revenues from Contracts with Customers.

Millions	HG Global/BAM	Ark	NSM	Kudu	Other Operations	Total
Three Months Ended March 31, 2021
Commission and other revenue
Specialty Transportation	$—	$—	$20.7	$—	$—	$20.7
Pet	—	—	17.1	—	—	17.1
United Kingdom	—	—	13.1	—	—	13.1
Real Estate	—	—	9.8	—	—	9.8
Social Services	—	—	6.7	—	—	6.7
Diversified B2B	—	—	7.4	—	—	7.4
Other	—	—	—	—	2.3	2.3
Total commission and other revenue	—	—	74.8	—	2.3	77.1
Product revenues	—	—	—	—	6.5	6.5
Revenues from contracts with customers	—	—	74.8	—	8.8	83.6
Other (1)	(6.7)	109.1	—	24.1	(31.9)	94.6
Total revenues	$(6.7)	$109.1	$74.8	$24.1	$(23.1)	$178.2
(1) Other consists of earned insurance premiums, net investment income, net realized and unrealized investment gains (losses) and other revenues outside the scope of ASC 606, Revenues from Contracts with Customers.

Note 16. Equity-Method Eligible Investments

White Mountains’s equity method eligible investments include White Mountains’s investment in MediaAlpha, certain other unconsolidated entities, including Kudu’s Participation Contracts, private equity funds and hedge funds in which White Mountains has the ability to exert significant influence over the investee’s operating and financial policies.
The following table presents the ownership interests and carrying values of White Mountains’s equity method eligible investments as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
Millions	Ownership Interest	Carrying Value	Ownership Interest	Carrying Value
Kudu Participation Contracts (1)	3.2 - 33.4%	$691.8	3.2 - 32.0%	669.5
Investment in MediaAlpha	27.7%	280.4	28.0%	$261.6
PassportCard/DavidShield	53.8%	125.0	53.8%	120.0
Elementum Holdings, L.P.	29.7%	45.0	29.7%	45.0
Other equity method eligible investments, at fair value	Under 50.0%	104.9	Under 50.0%	109.3
Other equity method eligible investments, at fair value	50.0% and over	33.9	50.0% and over	17.8
(1) Ownership interest generally references basic ownership interest with the exception of Kudu’s Participation Contracts, which are non-controlling equity interests in the form of revenue and earnings participation contracts.

For the three months ended March 31, 2022 and 2021, White Mountains received dividend and income distributions from equity method eligible investments of $13.1 million and $13.7 million, which were recorded within net investment income in the consolidated statement of operations.
Subsequent to the MediaAlpha IPO, White Mountains’s investment in MediaAlpha is accounted for at fair value based on the publicly traded share price of MediaAlpha’s common stock, and White Mountains presents its investment in MediaAlpha as a separate line item on the balance sheet. See Note 2 — “Significant Transactions”. For the three months ended March 31, 2022 and 2021, MediaAlpha was considered a significant subsidiary.

The following tables present summarized financial information for MediaAlpha as of March 31, 2022 and December 31, 2021 and for the three months ended March 31, 2022 and 2021:

Millions	March 31, 2022	December 31, 2021
Balance sheet data:
Total assets	$275.2	$289.8
Total liabilities	$332.9	$351.4

	Three Months Ended March 31,
Millions	2022	2021
Income statement data:
Total revenues	$142.6	$173.6
Total expenses	$152.4	$173.4
Net income (loss)	$(9.8)	$.2

Note 17. Fair Value of Financial Instruments

    White Mountains records its financial instruments at fair value with the exception of debt obligations, which are recorded as debt at face value less unamortized original issue discount. See Note 7 — “Debt”.
    The following tables presents the fair value and carrying value of these financial instruments as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
Millions	Fair Value	Carrying Value	Fair Value	Carrying Value
Ark 2007 Subordinated Notes	$27.8	$30.0	$27.6	$30.0
Ark 2021 Subordinated Notes	$163.4	$154.8	$162.8	$155.9
NSM Bank Facility	$273.1	$270.0	$275.8	$271.2
Other NSM debt	$.7	$.6	$1.0	$.9
Kudu Credit Facility	$241.8	$218.2	$246.8	$218.2
Other Operations debt	$17.7	$17.3	$17.7	$16.8

The fair value estimates for the Ark 2007 Subordinated Notes, the Ark 2021 Subordinated Notes, NSM Bank Facility, the Other NSM debt, the Kudu Credit Facility and Other Operations debt have been determined based on a discounted cash flow approach and are considered to be Level 3 measurements.

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

Note 19. Held for Sale and Discontinued Operations

Sirius Group

On April 18, 2016, White Mountains completed the sale of Sirius International Insurance Group, Ltd. (“Sirius Group”) to CM International Pte. Ltd. and CM Bermuda Limited (collectively “CMI”). In connection with the sale, White Mountains indemnified Sirius Group against the loss of certain interest deductions claimed by Sirius Group related to periods prior to the sale of Sirius Group to CMI that had been disputed by the Swedish Tax Agency. In late October 2018, the Swedish Administrative Court ruled against Sirius Group on its appeal of the Swedish Tax Agency’s denial of these interest deductions. As a result, in 2018 White Mountains recorded a loss of $17.3 million within net gain (loss) on sale of discontinued operations reflecting the value of these interest deductions.
As of December 31, 2020, White Mountains’s liability related to the tax indemnification provided in connection with the sale of Sirius Group in 2016 was $18.7 million. In April 2021, the Swedish Tax Agency informed the Swedish Administrative Court of Appeal that Sirius Group should prevail in its appeal and that the interest deductions should not be disallowed. In June 2021, the Swedish Administrative Court of Appeal ruled in Sirius Group’s favor. For the three months ended March 31, 2021, White Mountains recorded a gain of $17.6 million in discontinued operations to reverse the liability accrued as of December 31, 2020 and $1.1 million gain related to foreign currency translation.

NSM

On April 12, 2021, NSM completed the sale of the Fresh Insurance motor business for net proceeds of £1.1 million ($1.5 million based upon the foreign exchange spot rate as of the transaction date). The assets and liabilities included in the transaction were measured at their estimated fair values, net of disposal, and classified as held for sale at March 31, 2021. However, the transaction did not meet the criteria to be classified as discontinued operations. In the first quarter of 2021, NSM recorded a loss of $28.7 million related to the sale.

Other

As of March 31, 2022 and December 31, 2021, White Mountains classified one of the Other Operating Businesses, which included $15.9 million and $16.1 million of insurance licenses, investments and cash, as assets held for sale.

Earnings Per Share from Discontinued Operations

White Mountains calculates earnings per share using the two-class method, which allocates earnings between common and unvested restricted common shares. Both classes of shares participate equally in earnings on a per share basis. Basic earnings per share amounts are based on the weighted average number of common shares outstanding adjusted for unvested restricted common shares. Diluted earnings per share amounts are also impacted by the net effect of potentially dilutive common shares outstanding. The following table presents the Company’s computation of earnings per share for discontinued operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021
Basic and diluted earnings per share numerators (in millions):
Net income (loss) attributable to White Mountains’s common shareholders	$33.4	$(75.3)
Less: total income (loss) from continuing operations, net of tax	33.4	(94.0)
Net gain from discontinued operations attributable to White Mountains’s common shareholders	$—	$18.7
Allocation of earnings to participating restricted common shares (1)	—	(.2)
Basic and diluted earnings per share numerators (2)	$—	$18.5
Basic earnings per share denominators (in thousands):
Total average common shares outstanding during the period	3,006.2	3,100.2
Average unvested restricted common shares (3)	(29.6)	(32.4)
Basic earnings per share denominator	2,976.6	3,067.8
Diluted earnings per share denominator (in thousands):
Total average common shares outstanding during the period	3,006.2	3,100.2
Average unvested restricted common shares (3)	(29.6)	(32.4)
Diluted earnings per share denominator	2,976.6	3,067.8
Basic and diluted earnings (losses) per share (in dollars) - discontinued operations:	$—	$6.03
(1) Restricted shares issued by White Mountains receive dividends and are therefore considered participating securities.
(2) Net earnings attributable to White Mountains’s common shareholders, net of restricted share amounts, is equal to undistributed earnings for the three months ended March 31, 2022 and 2021.
(3) Restricted shares outstanding vest upon a stated date. See Note 12 — “Employee Share-Based Incentive Compensation Plans”.

Note 20. Subsequent Event

On April 29, 2022, HG Global received the proceeds of a new $150.0 million, 10-year term loan credit facility. In turn, on May 2, 2022, HG Global paid a $120.0 million cash dividend to shareholders, of which $116.3 million was paid to White Mountains.

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
The following discussion also includes twelve non-GAAP financial measures: (i) adjusted book value per share, (ii) BAM’s gross written premiums and member surplus contributions (“MSC”) from new business, (iii) Ark’s adjusted loss and LAE ratio, (iv) Ark’s adjusted insurance acquisition expense ratio, (v) Ark’s adjusted other underwriting expense ratio, (vi) Ark’s adjusted combined ratio (vii) NSM’s earnings before interest, taxes, depreciation and amortization (“EBITDA”), (viii) NSM’s adjusted EBITDA, (ix) Kudu’s EBITDA, (x) Kudu’s adjusted EBITDA, (xi) total consolidated portfolio returns excluding MediaAlpha and (xii) adjusted capital, that have been reconciled from their most comparable GAAP financial measures on page 72. White Mountains believes these measures to be useful in evaluating White Mountains’s financial performance and condition.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

Overview
White Mountains reported book value per share of $1,183 and adjusted book value per share of $1,204 as of March 31, 2022. Book value per share and adjusted book value per share both increased 1% in the first quarter of 2022, including dividends. Results in the first quarter of 2022 were driven primarily by positive results from White Mountains’s operating companies as well as positive returns from other long-term investments and White Mountains’s investment in MediaAlpha, partially offset by losses in the fixed income portfolio due to rising interest rates. White Mountains reported book value per share of $1,231 and adjusted book value per share of $1,242 as of March 31, 2021. Book value per share and adjusted book value per share both decreased 2% in the first quarter of 2021, including dividends. Results in the first quarter of 2021 were driven by net realized and unrealized investment losses from White Mountains’s investment in MediaAlpha and a loss related to NSM’s sale of its Fresh Insurance motor business.
In the HG Global/BAM segment, gross written premiums and MSC collected totaled $22 million in the first quarter of 2022 compared to $26 million in the first quarter of 2021. Total pricing was 63 basis points in the first quarter of 2022 compared to 74 basis points in the first quarter of 2021. BAM insured municipal bonds with par value of $3.5 billion in the first quarter of 2022 compared to $3.5 billion in the first quarter of 2021, which included $806 million from an assumed reinsurance transaction. BAM’s total claims paying resources were $1,201 million as of March 31, 2022 compared to $1,192 million as of December 31, 2021 and $1,144 million as of March 31, 2021. On April 29, 2022, HG Global received the proceeds of a new $150 million, 10-year term loan credit facility. In turn, on May 2, 2022, HG Global paid a $120 million cash dividend to shareholders, of which $116 million was paid to White Mountains.
Ark reported a GAAP combined ratio of 100% in the first quarter of 2022 compared to 109% in the first quarter of 2021. Ark’s adjusted combined ratio, which adds back amounts attributable to TPC providers, was 101% in the first quarter of 2022 compared to 108% in the first quarter of 2021. The adjusted combined ratio in the first quarter of 2022 included 16 points of catastrophe losses, of which 11 points related to an estimate for incurred losses emanating from the conflict in Ukraine. The adjusted combined ratio in the first quarter of 2021 included 17 points of catastrophe losses, of which 14 points related to Winter Storm Uri. In the first quarter of 2022, Ark reported gross written premiums of $633 million, net written premiums of $544 million and net earned premiums of $194 million. In the first quarter of 2021, Ark reported gross written premiums of $405 million, net written premiums of $342 million and net earned premiums of $105 million. Ark’s gross written premiums in the first quarter of 2022 were up 57% from the first quarter of 2021, with risk-adjusted rate change up approximately 9% year over year. Ark reported pre-tax loss of $23 million in the first quarter of 2022 compared to $33 million in the first quarter of 2021. Ark’s pre-tax loss for the first quarter of 2022 included $18 million of net unrealized investment losses, driven primarily by losses on fixed income securities. Results in the first quarter of 2021 included $25 million of transaction expenses related to White Mountains’s transaction with Ark.
NSM reported commission and other revenues of $89 million, pre-tax income of $3 million and adjusted EBITDA of $18 million in the first quarter of 2022 compared to commission and other revenues of $75 million, pre-tax loss of $33 million and adjusted EBITDA of $14 million in the first quarter of 2021. Results in the first quarter of 2022 include the results of J.C. Taylor, an MGA offering classic and antique collector car insurance, which was acquired on August 6, 2021. Results in the first quarter of 2021 include a loss of $29 million related to the sale of NSM’s Fresh Insurance motor business, which was sold on April 12, 2021.

Kudu reported total revenue of $35 million, pre-tax income of $29 million and adjusted EBITDA of $10 million in the first quarter of 2022 compared to total revenue of $24 million, pre-tax income of $16 million and adjusted EBITDA of $6 million in the first quarter of 2021. Total revenues and pre-tax income in the first quarter of 2022 included $22 million of net unrealized investment gains on Kudu’s participation contracts compared to $16 million of net unrealized investment gains on Kudu’s participation contracts in the first quarter of 2021.
As of March 31, 2022, the market value of White Mountains’s investment in MediaAlpha was $280 million, which was up from $262 million as of December 31, 2021. As of March 31, 2022, the closing price was $16.55 per share, which increased from $15.44 at December 31, 2021. Based on White Mountains’s ownership of 16.9 million shares of MediaAlpha as of March 31, 2022, each $1.00 per share increase or decrease in the stock price of MediaAlpha will result in an approximate $5.65 per share increase or decrease in White Mountains’s book value per share and adjusted book value per share.
White Mountains’s pre-tax total consolidated portfolio return on invested assets was 0.8% in the first quarter of 2022. This return included $19 million of unrealized investment gains from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total consolidated portfolio return on invested assets was 0.3% in the first quarter of 2022. Excluding MediaAlpha, investment returns in the first quarter of 2022 were driven primarily by net unrealized investments gains in the other long-term investments portfolio, which more than offset net unrealized investment losses in the fixed income portfolio due to rising interest rates. White Mountains’s pre-tax total consolidated portfolio return on invested assets was -0.3% in the first quarter of 2021. This return included $42 million of net realized and unrealized investment losses from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total consolidated portfolio return on invested assets was 0.7% in the first quarter of 2021. Excluding MediaAlpha, investment returns in the first quarter of 2021 were driven primarily by net unrealized investments gains in the other long-term investments portfolio, which more than offset net unrealized investment losses in the fixed income portfolio due to rising interest rates.

Adjusted Book Value Per Share

The following table presents White Mountains’s book value per share and reconciles it to adjusted book value per share, a non-GAAP measure. See NON-GAAP FINANCIAL MEASURES on page 72.

	March 31, 2022	December 31, 2021	March 31, 2021
Book value per share numerators (in millions):
White Mountains’s common shareholders’ equity - GAAP book value per share numerator	$3,542.1	$3,548.1	$3,825.9
Time value of money discount on expected future payments on the BAM Surplus Notes (1)	(120.9)	(125.9)	(137.7)
HG Global’s unearned premium reserve (1)	215.8	214.6	195.3
HG Global’s net deferred acquisition costs (1)	(60.6)	(60.8)	(54.2)
Adjusted book value per share numerator	$3,576.4	$3,576.0	$3,829.3
Book value per share denominators (in thousands of shares):
Common shares outstanding - GAAP book value per share denominator	2,994.2	3,017.8	3,107.3
Unearned restricted common shares	(24.2)	(13.7)	(23.4)
Adjusted book value per share denominator	2,970.0	3,004.1	3,083.9
GAAP book value per share	$1,183.00	$1,175.73	$1,231.27
Adjusted book value per share	$1,204.17	$1,190.39	$1,241.71
Year-to-date dividends paid per share	$1.00	$1.00	$1.00
(1) Amount reflects White Mountains’s preferred share ownership in HG Global of 96.9%.

Goodwill and Other Intangible Assets

The following table presents a summary of goodwill and other intangible assets that are included in White Mountains’s book value as of March 31, 2022, December 31, 2021, and March 31, 2021:

Millions	March 31, 2022	December 31, 2021	March 31, 2021
Goodwill:
Ark	$116.8	$116.8	$116.8
NSM	499.1	503.2	477.7
Kudu	7.6	7.6	7.6
Other Operations	17.9	17.9	11.3
Total goodwill	641.4	645.5	613.4
Other intangible assets:
Ark	175.7	175.7	175.7
NSM	212.9	222.2	222.0
Kudu	1.3	1.3	1.5
Other Operations	20.2	21.2	24.4
Total other intangible assets	410.1	420.4	423.6
Total goodwill and other intangible assets (1)	1,051.5	1,065.9	1,037.0
Goodwill and other intangible assets attributed to non-controlling interests	(117.1)	(117.6)	(108.4)
Goodwill and other intangible assets included in White Mountains’s common shareholders’ equity	$934.4	$948.3	$928.6
(1) See Note 4 — “Goodwill and Other Intangible Assets” for details of goodwill and other intangible assets.

Summary of Consolidated Results

The following table presents White Mountains’s consolidated financial results for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
Millions	2022	2021
Revenues
Financial Guarantee revenues	$(31.3)	$(6.7)
P&C Insurance and Reinsurance revenues	175.7	109.1
Specialty Insurance Distribution revenues	88.5	74.8
Asset Management revenues	34.9	24.1
Other Operations revenues	81.1	(23.1)
Total revenues	348.9	178.2
Expenses
Financial Guarantee expenses	19.3	18.3
P&C Insurance and Reinsurance expenses	198.8	141.6
Specialty Insurance Distribution expenses	85.9	108.1
Asset Management expenses	5.6	8.4
Other Operations expenses	51.5	40.5
Total expenses	361.1	316.9
Pre-tax income (loss)
Financial Guarantee pre-tax income (loss)	(50.6)	(25.0)
P&C Insurance and Reinsurance pre-tax income (loss)	(23.1)	(32.5)
Specialty Insurance Distribution pre-tax income (loss)	2.6	(33.3)
Asset Management pre-tax income (loss)	29.3	15.7
Other Operations pre-tax income (loss)	29.6	(63.6)
Total pre-tax income (loss)	(12.2)	(138.7)
Income tax (expense) benefit	3.8	9.5
Net income (loss) from continuing operations	(8.4)	(129.2)
Gain (loss) on sale of discontinued operations, net of tax	—	18.7
Net income (loss)	(8.4)	(110.5)
Net (income) loss attributable to non-controlling interests	41.8	35.2
Net income (loss) attributable to White Mountains’s common shareholders	33.4	(75.3)
Other comprehensive income (loss), net of tax	(2.3)	1.8
Comprehensive income (loss)	31.1	(73.5)
Other comprehensive (income) loss attributable to non-controlling interests	.2	(.1)
Comprehensive income (loss) attributable to White Mountains’s common shareholders	$31.3	$(73.6)

I. Summary of Operations By Segment

As of March 31, 2022, White Mountains conducted its operations through five segments: (1) HG Global/BAM, (2) Ark, (3) NSM, (4) Kudu and (5) Other Operations. A discussion of White Mountains’s consolidated investment operations is included after the discussion of operations by segment. White Mountains’s segment information is presented in Note 15 — “Segment Information” to the Consolidated Financial Statements.

HG Global/BAM

HG Global/BAM consists of the consolidated results of HG Global, HG Re and BAM. BAM is the first and only mutual municipal bond insurance company in the United States. By insuring the timely payment of principal and interest, BAM provides market access to, and lowers interest expense for, issuers of municipal bonds used to finance essential public purpose projects, such as schools, utilities and transportation facilities. BAM is owned by and operated for the benefit of its members, the municipalities that purchase BAM’s insurance for their debt issuances. HG Global was established to fund the startup of BAM and, through HG Re, to provide up to 15%-of-par, first loss reinsurance protection for policies underwritten by BAM.
The following tables present the components of pre-tax income (loss) included in White Mountains’s HG Global/BAM segment related to the consolidation of HG Global, which includes HG Re and its other wholly-owned subsidiaries, and BAM for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022
Millions	HG Global	BAM	Eliminations	Total
Direct written premiums	$—	$9.4	$—	$9.4
Assumed written premiums	8.1	—	(8.1)	—
Gross written premiums	8.1	9.4	(8.1)	9.4
Ceded written premiums	—	(8.1)	8.1	—
Net written premiums	$8.1	$1.3	$—	$9.4

Earned insurance premiums	$6.9	$1.5	$—	$8.4
Net investment income	2.1	2.5	—	4.6
Net investment income - BAM Surplus Notes	2.9	—	(2.9)	—
Net realized and unrealized investment gains (losses)	(23.5)	(21.6)	—	(45.1)
Other revenues	.1	.7	—	.8
Total revenues	(11.5)	(16.9)	(2.9)	(31.3)
Insurance acquisition expenses	2.6	.4	—	3.0
General and administrative expenses	.7	15.6	—	16.3
Interest expense - BAM Surplus Notes	—	2.9	(2.9)	—
Total expenses	3.3	18.9	(2.9)	19.3
Pre-tax income (loss)	$(14.8)	$(35.8)	$—	$(50.6)
Supplemental information:
MSC collected (1)	$—	12.3	$—	$12.3
(1) MSC collected are recorded directly to BAM’s equity, which is recorded as non-controlling interest on White Mountains’s balance sheet.

	Three Months Ended March 31, 2021
Millions	HG Global	BAM	Eliminations	Total
Direct written premiums	$—	$8.0	$—	$8.0
Assumed written premiums	10.7	4.5	(10.7)	4.5
Gross written premiums	10.7	12.5	(10.7)	12.5
Ceded written premiums	—	(10.7)	10.7	—
Net written premiums	$10.7	$1.8	$—	$12.5

Earned insurance premiums	$5.3	$1.1	$—	$6.4
Net investment income	1.8	2.7	—	4.5
Net investment income - BAM Surplus Notes	3.0	—	(3.0)	—
Net realized and unrealized investment gains (losses)	(9.9)	(8.0)	—	(17.9)
Other revenues	.1	.2	—	.3
Total revenues	0.3	(4.0)	(3.0)	(6.7)
Insurance acquisition expenses	1.5	.4	—	1.9
General and administrative expenses	.6	15.8	—	16.4
Interest expense - BAM Surplus Notes	—	3.0	(3.0)	—
Total expenses	2.1	19.2	(3.0)	18.3
Pre-tax loss	$(1.8)	$(23.2)	$—	$(25.0)
Supplemental information:
MSC collected (1)	$—	$13.8	$—	$13.8
(1) MSC collected are recorded directly to BAM’s equity, which is recorded as non-controlling interest on White Mountains’s balance sheet.

HG Global/BAM Results—Three Months Ended March 31, 2022 versus Three Months Ended March 31, 2021
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
Gross written premiums and MSC collected in the HG Global/BAM segment totaled $22 million in the first quarter of 2022 compared to $26 million in the first quarter of 2021. BAM insured $3.5 billion of municipal bonds, $2.8 billion of which were in the primary market, in the first quarter of 2022 compared to $3.5 billion of municipal bonds, $2.5 billion of which were in the primary market, in the first quarter of 2021. In the first quarter of 2021, BAM completed an assumed reinsurance transaction to insure municipal bonds with a par value of $806 million. Demand remained strong for insured bonds in the primary market, as insured penetration in the primary market was 8.1% in the first quarter of 2022 compared to 7.5% in the first quarter of 2021.
Total pricing, which reflects both gross written premiums and MSC from new business, decreased to 63 basis points in the first quarter of 2022 compared to 74 basis points in the first quarter of 2021. See “NON-GAAP FINANCIAL MEASURES” on page 72. The decrease in total pricing was driven primarily by a decrease in pricing in the primary market, partially offset by an increase in pricing for the combined secondary and assumed reinsurance markets in the first quarter of 2022 compared to the first quarter of 2021. Pricing in the primary market decreased to 45 basis points in the first quarter of 2022 compared to 58 basis points in the first quarter of 2021. Pricing in the combined secondary and assumed reinsurance markets increased to 134 basis points in the first quarter of 2022 compared to 117 basis points in the first quarter of 2021.

The following table presents the gross par value of primary and secondary market policies issued, the gross par value of assumed reinsurance, the gross written premiums and MSC collected and total pricing for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
$ in Millions	2022	2021
Gross par value of primary market policies issued	2,755.1	$2,542.0
Gross par value of secondary market policies issued	699.1	177.1
Gross par value of assumed reinsurance	—	805.5
Total gross par value of market policies issued	$3,454.2	$3,524.6
Gross written premiums	9.4	$12.5
MSC collected	12.3	13.8
Total gross written premiums and MSC collected	$21.7	$26.3
Present value of future installment MSC collections	—	—
Gross written premium adjustments on existing installment policies	—	—
Gross written premiums and MSC from new business (1)	$21.7	$26.3
Total pricing	63 bps	74 bps
(1) See “NON-GAAP FINANCIAL MEASURES” on page 72.

HG Global reported pre-tax loss of $15 million in the first quarter of 2022 compared to $2 million in the first quarter of 2021. The change in pre-tax loss was driven primarily by lower investment returns on the HG Global fixed income portfolio, as interest rates increased in the first quarter of 2022 resulting in net unrealized losses. Results in the first quarter of 2022 and 2021 both included $3 million of interest income on the BAM Surplus Notes.
On April 29, 2022, HG Global received the proceeds of a new $150 million, 10-year term loan credit facility. In turn, on May 2, 2022, HG Global paid a $120 million cash dividend to shareholders, of which $116 million was paid to White Mountains.
BAM is a mutual insurance company that is owned by its members. BAM’s results are consolidated into White Mountains’s GAAP financial statements and attributed to non-controlling interests. White Mountains reported $36 million of GAAP pre-tax loss from BAM in the first quarter of 2022 compared to $23 million in the first quarter of 2021. The change in pre-tax loss was driven primarily by lower investment returns on the BAM fixed income portfolio, as interest rates increased in the first quarter of 2022 resulting in net unrealized losses. Results in the first quarter of 2022 and 2021 both included $3 million of interest expense on the BAM Surplus Notes and $16 million of general and administrative expenses.

Through the COVID-19 pandemic, BAM’s portfolio has performed well. All BAM-insured bond payments due through May 1, 2022 have been made by insureds, and there are no credits on BAM’s watchlist.

Claims Paying Resources
BAM’s claims paying resources represent the capital and other financial resources BAM has available to pay claims and, as such, is a key indication of BAM’s financial strength.
BAM’s claims paying resources were $1,201 million as of March 31, 2022 compared to $1,192 million as of December 31, 2021 and $1,144 million as of March 31, 2021. The increase in claims paying resources as of March 31, 2022 compared to December 31, 2021 was driven primarily by increases in the statutory value of the collateral trusts resulting from deposits of ceded premiums. In the first quarter of 2021, BAM completed a reinsurance agreement with Fidus Re that increased BAM’s claims paying resources by $150 million. The reinsurance agreement with Fidus Re is accounted for using deposit accounting and any related financing expenses are recorded in general and administrative expenses, as the agreement does not meet the risk transfer requirements necessary to be accounted for as reinsurance.
The following table presents BAM’s total claims paying resources as of March 31, 2022, December 31, 2021 and March 31, 2021:

Millions	March 31, 2022	December 31, 2021	March 31, 2021
Policyholders’ surplus	$294.7	$298.1	$321.3
Contingency reserve	105.7	101.8	92.2
Qualified statutory capital	400.4	399.9	413.5
Net unearned premiums	49.8	49.5	46.2
Present value of future installment premiums and MSC	13.8	13.8	13.9
HG Re Collateral trusts at statutory value	486.7	478.9	420.7
Fidus Re Collateral trust at statutory value	250.0	250.0	250.0
Claims paying resources	$1,200.7	$1,192.1	$1,144.3

HG Global/BAM Balance Sheets
The following tables present amounts from HG Global, which includes HG Re and its other wholly-owned subsidiaries, and BAM that are contained within White Mountains’s consolidated balance sheet as of March 31, 2022 and December 31, 2021:

	March 31, 2022
Millions	HG Global	BAM	Eliminations and Segment Adjustment	Total
Assets
Fixed maturity investments, at fair value	$430.6	$443.2	$—	$873.8
Short-term investments, at fair value	33.1	3.4	—	36.5
Total investments	463.7	446.6	—	910.3
Cash	12.2	10.1	—	22.3
BAM Surplus Notes	364.6	—	(364.6)	—
Accrued interest receivable on BAM Surplus Notes	160.6	—	(160.6)	—
Insurance premiums receivable	4.4	6.9	(4.4)	6.9
Deferred acquisition costs	62.6	33.1	(62.6)	33.1
Other assets	2.3	16.4	(.3)	18.4
Total assets	$1,070.4	$513.1	$(592.5)	$991.0
Liabilities
BAM Surplus Notes(1)	$—	$364.6	$(364.6)	$—
Accrued interest payable on BAM Surplus Notes(2)	—	160.6	(160.6)	—
Preferred dividends payable to White Mountains’s subsidiaries(3)	415.5	—	—	415.5
Preferred dividends payable to non-controlling interests	14.7	—	—	14.7
Unearned insurance premiums	222.6	44.7	—	267.3
Accrued incentive compensation	.5	10.7	—	11.2
Other liabilities	.9	80.0	(67.3)	13.6
Total liabilities	654.2	660.6	(592.5)	722.3
Equity
White Mountains’s common shareholders’ equity	410.8	—	—	410.8
Non-controlling interests	5.4	(147.5)	—	(142.1)
Total equity	416.2	(147.5)	—	268.7
Total liabilities and equity	$1,070.4	$513.1	$(592.5)	$991.0
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

	December 31, 2021
Millions	HG Global	BAM	Eliminations and Segment Adjustment	Total Segment
Assets
Fixed maturity investments, at fair value	$461.7	$472.4	$—	$934.1
Short-term investments, at fair value	17.8	14.6	—	32.4
Total investments	479.5	487.0	—	966.5
Cash	13.4	6.4	—	19.8
BAM Surplus Notes	364.6	—	(364.6)	—
Accrued interest receivable on BAM Surplus Notes	157.6	—	(157.6)	—
Insurance premiums receivable	4.3	6.9	(4.3)	6.9
Deferred acquisition costs	62.7	33.1	(62.7)	33.1
Other assets	2.1	16.6	(.2)	18.5
Total assets	$1,084.2	$550.0	$(589.4)	$1,044.8
Liabilities
BAM Surplus Notes(1)	$—	$364.6	$(364.6)	$—
Accrued interest payable on BAM Surplus Notes(2)	—	157.6	(157.6)	—
Preferred dividends payable to White Mountains’s subsidiaries(3)	400.5	—	—	400.5
Preferred dividends payable to non-controlling interests	14.2	—	—	14.2
Unearned insurance premiums	221.5	44.8	—	266.3
Accrued incentive compensation	1.1	23.6	—	24.7
Other liabilities	.5	83.4	(67.2)	16.7
Total liabilities	637.8	674.0	(589.4)	722.4
Equity
White Mountains’s common shareholders’ equity	437.5	—	—	437.5
Non-controlling interests	8.9	(124.0)	—	(115.1)
Total equity	446.4	(124.0)	—	322.4
Total liabilities and equity	$1,084.2	$550.0	$(589.4)	$1,044.8
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
The following table presents the components of pre-tax loss included in White Mountains’s Ark segment for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
Millions	2022	2021
Earned insurance and reinsurance premiums	$194.4	$104.6
Net investment income	1.6	.8
Net realized and unrealized investment gains (losses)	(17.5)	1.1
Other revenues	(2.8)	2.6
Total revenues	175.7	109.1
Losses and LAE	122.0	66.0
Insurance and reinsurance acquisition expenses	49.9	36.7
General and administrative expenses - other underwriting	22.1	11.2
General and administrative expenses - all other	1.0	26.6
Interest expense	3.8	1.1
Total expenses	198.8	141.6
Pre-tax income (loss)	$(23.1)	$(32.5)

For the years of account prior to the Ark Transaction, a significant proportion of the Syndicates’ underwriting capital was provided by TPC Providers using whole account reinsurance contracts with Ark’s corporate member. The TPC Providers’ participation in the Syndicates for the 2020 open year of account is 43% of the total net result of the Syndicates. For the years of account subsequent to the Ark Transaction, Ark is no longer using TPC Providers to provide underwriting capital for the Syndicates. Captions within Ark’s results of operations are shown net of amounts relating to the TPC Providers share of the Syndicates’ results, including investment results.

Ark Results—Three Months Ended March 31, 2022 versus Three Months Ended March 31, 2021
Ark reported gross written premiums of $633 million, net written premiums of $544 million and net earned premiums of $194 million in the first quarter of 2022 compared to gross written premiums of $405 million, net written premiums of $342 million and net earned premiums of $105 million in the first quarter of 2021. Ark reported pre-tax loss of $23 million in the first quarter of 2022 compared to $33 million in first quarter of 2021. Ark’s pre-tax loss for the first quarter of 2022 included $18 million of net unrealized investment losses, driven primarily by losses on fixed income securities in its investment portfolio. Ark’s pre-tax loss for the first quarter of 2021 reflected $25 million of transaction expenses related to the Ark Transaction.
Ark’s GAAP combined ratio was 100% in the first quarter of 2022 compared to 109% in the first quarter of 2021. Ark’s adjusted combined ratio, which adds back amounts attributable to TPC Providers, was 101% in the first quarter of 2022 compared to 108% in the first quarter of 2021. The GAAP combined ratio for the first quarter of 2022 included 17 points of catastrophe losses, of which 11 points related to an estimate for incurred losses emanating from the conflict in Ukraine, compared to 16 points in the first quarter of 2021, of which 12 points related to Winter Storm Uri. The adjusted combined ratio for the first quarter of 2022 included 16 points of catastrophe losses, of which 11 points related to an estimate for incurred losses emanating from the conflict in Ukraine, compared to 17 points in the first quarter of 2021, of which 14 points related to Winter Storm Uri. Incurred losses related to Ukraine could increase as the conflict continues.

The following table presents Ark’s loss and LAE, insurance acquisition expense, other underwriting expense and combined ratios on both a GAAP-basis and an adjusted basis, which adds back amounts attributable to TPC Providers, for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022
$ in Millions	GAAP	TPC Providers’ Share	Adjusted (1)
Insurance premiums:
Gross written premiums	$633.1	$—	$633.1
Net written premiums	$543.8	$1.8	$545.6
Net earned premiums	$194.4	$4.8	$199.2

Insurance expenses:
Loss and loss adjustment expenses	$122.0	$5.7	$127.7
Insurance and reinsurance acquisition expenses	49.9	—	49.9
Other underwriting expenses	22.1	1.0	23.1
Total insurance expenses	$194.0	$6.7	$200.7

Ratios:
Loss and loss adjustment expense	62.7%		64.1%
Insurance and reinsurance acquisition expense	25.7%		25.1%
Other underwriting expense	11.4%		11.6%
Combined Ratio	99.8%		100.8%
(1) See “NON-GAAP FINANCIAL MEASURES” on page 72.

	Three Months Ended March 31, 2021
$ in Millions	GAAP	Third Party Capital Share	Adjusted (1)
Insurance premiums:
Gross written premiums	$404.5	$—	$404.5
Net written premiums	$342.4	$(5.0)	$337.4
Net earned premiums	$104.6	$31.2	$135.8

Insurance expenses:
Loss and loss adjustment expenses	$66.0	$31.6	$97.6
Insurance and reinsurance acquisition expenses	36.7	—	36.7
Other underwriting expenses	11.2	1.3	12.5
Total insurance expenses	$113.9	$32.9	$146.8

Ratios:
Loss and loss adjustment expense	63.1%		71.9%
Insurance and reinsurance acquisition expense	35.1%		27.0%
Other underwriting expense	10.7%		9.2%
Combined Ratio	108.9%		108.1%
(1) See “NON-GAAP FINANCIAL MEASURES” on page 72.

Gross Written Premiums
The following table presents Ark’s gross written premiums by line of business for the three months ended March 31, 2022 and 2021. Gross written premiums increased 57% to $633 million in the first quarter of 2022 compared to the first quarter of 2021, with risk adjusted rate change up approximately 9% year over year. During the first quarter of 2022, in response to the continuing firm market conditions and a full complement of underwriters at GAIL, Ark substantially increased its gross written premiums, principally in the specialty, property, and marine & energy lines of business.

	Three Months Ended March 31,
Millions	2022	2021
Specialty	$217.3	$120.1
Marine & Energy	178.0	131.1
Property	173.4	103.6
Accident & Health	39.5	36.4
Casualty	24.9	13.3
Total Gross Written Premium	$633.1	$404.5

Catastrophe Risk Management
Ark has exposure to losses caused by unpredictable catastrophic events including natural and other disasters such as hurricanes, windstorms, earthquakes, floods, wildfires, tornadoes, tsunamis, and severe winter weather all over the world. Catastrophes can also include large losses driven by public health crises, terrorist attacks, explosions, infrastructure failures, cyber-attacks and armed conflicts. The extent of a catastrophe loss is a function of both the severity of the event and total amount of insured exposure to the event, as well as the coverage provided to customers.
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
Ark estimates that its two largest modeled probable maximum loss natural catastrophe scenarios on a per occurrence basis at a 1-in-250-year return period are U.S. windstorms and U.S. earthquakes. The April 2022 net after-tax estimated impact of a 1-in-250-year return period loss is 32% and 16% of total tangible capital (shareholders equity and subordinated debt) for U.S. windstorms and U.S. earthquakes, respectively. In each case, the net impact is after income taxes, reinstatement premiums, amounts ceded to third-party reinsurers, and amounts attributable to TPC Providers. The April 2022 net after-tax exposure to U.S. windstorms does not reflect the full placement of Ark’s outwards reinsurance program planned for 2022. Once the placement of the outwards reinsurance program is completed in advance of the peak U.S. windstorm season, and as underlying tangible capital grows with expected earnings during the course of the year, Ark expects the net after-tax exposure to this zone to be roughly 25-30% of total tangible capital, generally in line with its business plan for 2022.
In addition, Ark also has loss exposures to other global events including, but not limited to, Japanese earthquakes, Japanese windstorms, European windstorms, Southeast U.S. windstorms, and U.S. wildfires. Outside of natural catastrophe losses, Ark has exposure to non-natural or man-made large losses. The current largest exposures are cyber, offshore energy production platforms, terrorism events and political risk.

NSM
NSM is a full-service MGA and program administrator with delegated binding authorities for specialty property and casualty insurance. The company places insurance in niche sectors such as specialty transportation, pet, real estate, and social services. On behalf of its insurance carrier partners, NSM typically manages all aspects of the placement process, including product development, marketing, underwriting, policy issuance and claims. NSM earns commissions based on the volume and profitability of the insurance that it places. NSM does not take insurance risk.
The following table presents the components of GAAP net income (loss), EBITDA and adjusted EBITDA included in White Mountains’s NSM segment for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
Millions	2022	2021
Commission revenues	$70.1	$59.6
Broker commission expenses	20.6	18.9
Gross profit	49.5	40.7
Other revenues	18.4	15.2
General and administrative expenses	54.0	46.0
Change in fair value of contingent consideration	.1	—
Amortization of other intangible assets	9.1	8.6
Loss on assets held for sale	—	28.7
Interest expense	2.1	5.9
GAAP pre-tax income (loss)	2.6	(33.3)
Income tax (expense) benefit	.4	8.0
GAAP net income (loss)	3.0	(25.3)
Add back:
Interest expense	2.1	5.9
Income tax expense (benefit)	(.4)	(8.0)
General and administrative expenses — depreciation	1.2	1.1
Amortization of other intangible assets	9.1	8.6
EBITDA (1)	15.0	(17.7)
Exclude:
Change in fair value of contingent consideration	.1	—
Non-cash equity-based compensation expense	.8	.6
Impairments of intangible assets	—	—
Loss on assets held for sale	—	28.7
Transaction expenses	1.3	—
Investments made in the development of new business lines	.3	—
Restructuring expenses	.6	2.8
Legal settlements	—	—
Adjusted EBITDA (1)	$18.1	$14.4
(1) See “NON-GAAP FINANCIAL MEASURES” on page 72.

NSM Results—Three Months Ended March 31, 2022 versus Three Months Ended March 31, 2021
NSM reported commission and other revenues of $89 million, pre-tax income of $3 million and adjusted EBITDA of $18 million in the first quarter of 2022. NSM reported commission and other revenues of $75 million, pre-tax loss of $33 million and adjusted EBITDA of $14 million in the first quarter of 2021. Results for the first quarter of 2022 include the results of J.C. Taylor, an MGA offering classic and antique collector car insurance, which was acquired on August 6, 2021. See Note 2 — “Significant Transactions”. In addition to the acquisition of J.C. Taylor, commission and other revenues, pre-tax income and adjusted EBITDA benefited from growth in the pet and diversified B2B verticals. Beginning in the first quarter of 2022, NSM changed the name of the “other” vertical to “diversified B2B”. NSM’s general and administrative expenses were $54 million in the first quarter of 2022 compared to $46 million in the first quarter of 2021, driven primarily by the acquisition of J.C. Taylor and increases in personnel costs. NSM’s pre-tax loss in the first quarter of 2021 included a loss of $29 million related to the sale of its Fresh Insurance motor business, which was sold on April 12, 2021.

NSM Business Trends
NSM’s business consists of approximately 25 active programs that are broadly categorized into six market verticals. J.C. Taylor was added to the Specialty Transportation vertical in the third quarter of 2021. The following table presents the controlled premium and commission and other revenues by vertical for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022		2021
$ in Millions	Controlled Premium (1)	Commission and Other Revenues	Controlled Premium (1)	Commission and Other Revenues
Specialty Transportation	$91.5	$26.5	$74.8	$20.7
Pet	59.6	23.4	43.7	17.1
United Kingdom	55.4	12.6	52.3	13.1
Real Estate	44.8	10.5	42.8	9.8
Social Services	27.4	7.0	27.0	6.7
Diversified B2B	46.4	8.5	39.4	7.4
Total	$325.1	$88.5	$280.0	$74.8
(1) Controlled Premium are total premiums placed by NSM during the period.

Specialty Transportation: NSM’s specialty transportation controlled premium and commission and other revenues increased 22% and 28% in the first quarter of 2022 compared to the first quarter of 2021, driven primarily by the acquisition of J.C. Taylor, unit growth and the impact of higher profit commissions in collector car, and unit growth in the trucking business.
Pet: NSM’s pet controlled premium and commission and other revenues increased by 36% and 37% in the first quarter of 2022 compared to the first quarter of 2021, driven primarily by substantial increases in both rates and units.
United Kingdom: NSM’s U.K. controlled premium increased 6% in the first quarter of 2022 compared to the first quarter of 2021, driven primarily by growth in the MGA business, partially offset by a decline in Kingsbridge. U.K. commission and other revenues declined 4% in the first quarter of 2022 compared to the first quarter of 2021, driven primarily by a shift to lower rate products.
Real Estate: NSM’s real estate controlled premium and commission and other revenues increased 5% and 7% in the first quarter of 2022 compared to the first quarter of 2021, driven primarily by increases in both rates and units in the excess and surplus habitational program, partially offset by unit declines in the coastal condominium program due to lower insurance carrier capacity.
Social Services: NSM’s social services controlled premium and commission and other revenues increased 1% and 4% in the first quarter of 2022 compared to the first quarter of 2021, driven primarily by increases in rates.
Diversified B2B: NSM’s diversified B2B controlled premium and commission and other revenues increased 18% and 15% in the first quarter of 2022 compared to the first quarter of 2021. The increase in controlled premium was driven primarily by unit growth in the workers compensation and architects and engineers businesses. The increase in commission and other revenues was driven primarily by the increase in controlled premium, slightly offset by a shift in mix to lower rate products.

Kudu

Kudu provides capital solutions for boutique asset and wealth managers for a variety of purposes including generational ownership transfers, management buyouts, acquisition and growth finance, and legacy partner liquidity. Kudu also provides strategic assistance to investees from time to time.
As of March 31, 2022, Kudu has deployed a total of $612 million in 17 asset and wealth management firms globally, including one that was exited. As of March 31, 2022, the asset and wealth management firms have combined assets under management of approximately $65 billion, spanning a range of asset classes, including real estate, real assets, wealth management, hedge funds, private equity and alternative credit strategies.
On March 23, 2021, Kudu replaced the Kudu Bank Facility with the Kudu Credit Facility. Subject to maximum loan to value (“LTV”) levels, the total borrowing capacity of the Kudu Credit Facility is $300 million (which includes the current advanced amount of $225 million). See Note 7 — “Debt”.
The following table presents the components of GAAP net income, EBITDA and adjusted EBITDA included in White Mountains’s Kudu segment for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
Millions	2022	2021
Net investment income	$12.6	$8.2
Net realized and unrealized investment gains (losses)	22.3	15.8
Other revenues	—	.1
Total revenues	34.9	24.1
General and administrative expenses	2.7	2.5
Amortization of other intangible assets	.1	.1
Interest expense	2.8	5.8
Total expenses	5.6	8.4
GAAP pre-tax income (loss)	29.3	15.7
Income tax (expense) benefit	(6.1)	(7.8)
GAAP net income (loss)	23.2	7.9
Add back:
Interest expense	2.8	5.8
Income tax expense (benefit)	6.1	7.8
General and administrative expenses - depreciation	—	—
Amortization of other intangible assets	.1	.1
EBITDA (1)	32.2	21.6
Exclude:
Net realized and unrealized investment (gains) losses	(22.3)	(15.8)
Non-cash equity-based compensation expense	.1	.1
Transaction expenses	—	—
Adjusted EBITDA (1)	$10.0	$5.9
(1) See “NON-GAAP FINANCIAL MEASURES” on page 72.

Kudu Results—Three Months Ended March 31, 2022 versus Three Months Ended March 31, 2021
Kudu reported total revenues of $35 million, pre-tax income of $29 million and adjusted EBITDA of $10 million in the first quarter of 2022 compared to total revenues of $24 million, pre-tax income of $16 million and adjusted EBITDA of $6 million in the first quarter of 2021. The increases in Kudu’s total revenues, pre-tax income and adjusted EBITDA were driven primarily by amounts earned from $225 million in new deployments, including transaction costs, that Kudu made during 2021. Total revenues and pre-tax income in the first quarter of 2022 included $22 million of net unrealized gains on Kudu’s Participation Contracts compared to $16 million in the first quarter of 2021. Total revenues, pre-tax income and adjusted EBITDA in the first quarter of 2022 also included $13 million of net investment income compared to $8 million in the first quarter of 2021.

Other Operations

The following table presents the components of pre-tax income (loss) included in White Mountains’s Other Operations segment for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
Millions	2022	2021
Net investment income	$1.8	$7.1
Net realized and unrealized investment gains (losses)	31.9	2.1
Net realized and unrealized investment gains (losses) from investment in MediaAlpha	18.8	(41.7)
Commission revenues	2.9	2.3
Other revenues	25.7	7.1
Total revenues	81.1	(23.1)
Cost of sales	21.4	4.0
General and administrative expenses	28.9	35.7
Amortization of other intangible assets	.9	.5
Interest expense	.3	.3
Total expenses	51.5	40.5
Pre-tax income (loss)	$29.6	$(63.6)

Other Operations Results—Three Months Ended March 31, 2022 versus Three Months Ended March 31, 2021
White Mountains’s Other Operations segment reported pre-tax income (loss) of $30 million in the first quarter of 2022 compared to $(64) million in the first quarter of 2021. White Mountains’s Other Operations segment reported net realized and unrealized investment gains (losses) from its investment in MediaAlpha of $19 million in the first quarter of 2022 compared to $(42) million in the first quarter of 2021. Excluding MediaAlpha, White Mountains’s Other Operations segment reported net realized and unrealized investment gains of $32 million in the first quarter of 2022 compared to $2 million in the first quarter of 2021, driven primarily by unrealized investment gains from private equity funds in the first quarter of 2022. White Mountains’s Other Operations segment reported net investment income of $2 million in the first quarter of 2022 compared to $7 million in the first quarter of 2021, driven primarily by lower distributions from private equity funds in the first quarter of 2022 compared to the first quarter of 2021. See Summary of Investment Results on page 65.
The Other Operations segment reported $26 million of other revenues in the first quarter of 2022 compared to $7 million in the first quarter of 2021. The Other Operations segment reported $21 million of cost of sales in the first quarter of 2022 compared to $4 million in the first quarter of 2021. The increases in other revenues and cost of sales were driven primarily by an acquisition within the Other Operations segment in the second quarter of 2021.
The Other Operations segment reported general and administrative expenses of $29 million in the first quarter of 2022 compared to $36 million in the first quarter of 2021. The decreases in general and administrative expenses in the first quarter of 2022 compared to the first quarter of 2021 were driven primarily by lower incentive compensation costs.

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
The following table presents the pre-tax investment returns for White Mountains’s consolidated portfolio for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021

Fixed income investments	(3.2)%	(1.0)%
Bloomberg Barclays U.S. Intermediate Aggregate Index	(4.7)%	(1.6)%

Common equity securities	0.2%	1.8%
Investment in MediaAlpha	7.2%	(8.5)%
Other long-term investments	6.0%	4.1%
Total common equity securities, investment in MediaAlpha and other long-term investments	5.3%	0.8%
Total common equity securities and other long-term investments	5.0%	3.8%
S&P 500 Index (total return)	(4.6)%	6.2%

Total consolidated portfolio	0.8%	(0.3)%
Total consolidated portfolio - excluding MediaAlpha	0.3%	0.7%

Investment Returns—Three Months Ended March 31, 2022 versus Three Months Ended March 31, 2021

White Mountains’s pre-tax total consolidated portfolio return on invested assets was 0.8% in the first quarter of 2022. This return included $19 million of unrealized investment gains from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total consolidated portfolio return on invested assets was 0.3% in the first quarter of 2022. Excluding MediaAlpha, investment returns in the first quarter of 2022 were driven primarily by net unrealized investments gains in the other long-term investments portfolio, which more than offset net unrealized investment losses in the fixed income portfolio due to rising interest rates. White Mountains’s pre-tax total consolidated portfolio return on invested assets was -0.3% in the first quarter of 2021. This return included $42 million of net realized and unrealized investment losses from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total consolidated portfolio return on invested assets was 0.7% in the first quarter of 2021. Excluding MediaAlpha, investment returns in the first quarter of 2021 were driven primarily by net unrealized investments gains in the other long-term investments portfolio, which more than offset net unrealized investment losses in the fixed income portfolio due to rising interest rates.

Fixed Income Results
White Mountains’s fixed income portfolio, including short-term investments, was $2.1 billion and $2.4 billion as of March 31, 2022 and December 31, 2021, which represented 52% and 56% of total invested assets. The duration of White Mountains’s fixed income portfolio, including short-term investments, was 2.9 years and 2.6 years as of March 31, 2022 and December 31, 2021. White Mountains’s fixed income portfolio includes fixed maturity investments and short-term investments in the HG Re Collateral Trusts of $464 million and $480 million as of March 31, 2022 and December 31, 2021.
White Mountains’s fixed income portfolio return was -3.2% in the first quarter of 2022 compared to -1.0% in the first quarter of 2021, outperforming the Bloomberg Barclays U.S. Intermediate Aggregate Index returns of -4.7% and -1.6% for the comparable periods. The relative results in the first quarter of 2022 and 2021 were driven primarily by the short duration positioning of White Mountains’s fixed income portfolio as interest rates increased in both periods.

Common Equity Securities, Investment in MediaAlpha and Other Long-Term Investments Results
White Mountains’s portfolio of common equity securities, its investment in MediaAlpha and other long-term investments was $2.0 billion and $1.9 billion as of March 31, 2022 and December 31, 2021, which represented 48% and 44% of total invested assets. See Note 3 — “Investment Securities”.
White Mountains’s portfolio of common equity securities, its investment in MediaAlpha and other long-term investments returned 5.3% in the first quarter of 2022, which included $19 million of unrealized investment gains from MediaAlpha. White Mountains’s portfolio of common equity securities and other long-term investments returned 5.0% in the first quarter of 2022.
White Mountains’s portfolio of common equity securities, its investment in MediaAlpha and other long-term investments returned 0.8% in the first quarter of 2021, which included $42 million of net realized and unrealized investment losses from MediaAlpha. White Mountains’s portfolio of common equity securities and other long-term investments returned 3.8% in the first quarter of 2021.
White Mountains maintains a portfolio of common equity securities that consists of international listed funds held in the Ark portfolio. White Mountains’s portfolio of common equity securities was $290 million and $251 million as of March 31, 2022 and December 31, 2021.
White Mountains’s portfolio of common equity securities returned 0.2% in the first quarter of 2022 compared to 1.8% in the first quarter of 2021, outperforming and underperforming the S&P 500 Index returns of -4.6% and 6.2% for the comparable periods. The results in the first quarter of 2022 and 2021 were driven primarily by relative outperformance and underperformance in White Mountains’s international listed funds as compared to the S&P 500 Index.
White Mountains maintains a portfolio of other long-term investments that consists primarily of unconsolidated entities, including Kudu’s Participation Contracts, private equity funds and hedge funds, a bank loan fund, Lloyd’s trust deposits, ILS funds and private debt investments. White Mountains’s portfolio of other long-term investments was $1.4 billion as of March 31, 2022 and December 31, 2021.
White Mountains’s other long-term investments portfolio returned 6.0% in the first quarter of 2022 compared to 4.1% in the first quarter of 2021. Investment returns for the first quarter of 2022 were driven primarily by $45 million of net investment income and net realized and unrealized investment gains from private equity funds and $35 million of net investment income and net unrealized investment gains from Kudu’s Participation Contracts. Investment returns in the first quarter of 2021 were driven primarily by $15 million of net investment income and net realized and unrealized investment gains from private equity funds and $24 million of net investment income and net unrealized investment gains from Kudu’s Participation Contracts. Investment results from Kudu’s Participation Contracts were driven primarily by asset growth and solid performance across Kudu’s underlying asset management businesses in both periods.

Foreign Currency Exposure

As of March 31, 2022, White Mountains had foreign currency exposure on $290 million of net assets primarily related to Ark’s non-U.S. business, NSM’s U.K.-based operations, Kudu’s non-U.S. Participation Contracts, and certain other foreign consolidated and unconsolidated entities
The following table presents the fair value of White Mountains’s foreign denominated net assets (net liabilities) by segment as of March 31, 2022:

Currency $ in Millions	Ark	NSM	Kudu	Other Operations	Total Fair Value	% of Total Shareholders’ Equity
CAD	$53.9	$—	$84.8	$—	$138.7	3.8%
GBP	16.4	112.1	—	—	128.5	3.5
AUD	24.9	—	42.6	—	67.5	1.8
EUR	(60.1)	—	—	12.6	(47.5)	(1.3)
All other	—	—	—	3.2	3.2	.1
Total	$35.1	$112.1	$127.4	$15.8	$290.4	7.9%

III. Income Taxes

The Company and its Bermuda domiciled subsidiaries are not subject to Bermuda income tax under current Bermuda law. In the event there is a change in the current law such that taxes are imposed, the Bermuda Exempted Undertakings Tax Protection Act of 1966 states that the Company and its Bermuda domiciled subsidiaries would be exempt from such tax until March 31, 2035. The Company has subsidiaries and branches that operate in various other jurisdictions around the world and are subject to tax in the jurisdictions in which they operate.  As of March 31, 2022, the primary jurisdictions in which the Company’s subsidiaries and branches were subject to tax were Ireland, Israel, Luxembourg, the United Kingdom and the United States.
White Mountains’s income tax benefit related to pre-tax loss from continuing operations for the three months ended March 31, 2022 represented an effective tax rate of 31%. The effective tax rate was different from the U.S. statutory rate of 21% due to income in jurisdictions with lower tax rates than the United States and a decline in the full valuation allowance on net deferred tax assets in certain U.S. operations, consisting of the WM Adams, Inc. consolidated tax group within the Other Operations segment, offset by an increase in the full valuation allowance at BAM and state income taxes.
White Mountains’s income tax benefit related to pre-tax loss from continuing operations for the three months ended March 31, 2021 represented an effective tax rate of 7%. The effective tax rate was different from the U.S. statutory rate of 21%, due to income generated in jurisdictions with lower tax rates than the United States.

IV. Discontinued Operations

In the first quarter of 2021, White Mountains recorded an $18 million gain within discontinued operations as a result of reversing a liability arising from the tax indemnification provided in connection with the sale of Sirius Group in 2016 and a $1 million gain related to foreign currency translation. The liability related to certain interest deductions claimed by Sirius Group that had been disputed by the Swedish Tax Agency. In April 2021, the Swedish Tax Agency informed the Swedish Administrative Court of Appeal that Sirius Group should prevail in its appeal (and that the interest deductions should not be disallowed). In June 2021, the Swedish Administrative Court of Appeal ruled in Sirius Group’s favor. See Note 19 — “Held for Sale and Discontinued Operations” on page 46.

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash and Short-term Investments

Holding Company Level
The primary sources of cash for the Company and certain of its intermediate holding companies are expected to be distributions from its insurance, reinsurance and other operating subsidiaries, net investment income, proceeds from sales, repayments and maturities of investments, capital raising activities and, from time to time, proceeds from sales of operating subsidiaries. The primary uses of cash are expected to be general and administrative expenses, purchases of investments, payments to tax authorities, payments on and repurchases/retirements of debt obligations, dividend payments to holders of the Company’s common shares, distributions to non-controlling interest holders of consolidated subsidiaries, contributions to operating subsidiaries and, from time to time, purchases of operating subsidiaries and repurchases of the Company’s common shares.

Operating Subsidiary Level
The primary sources of cash for White Mountains’s insurance, reinsurance and other operating subsidiaries are expected to be premium and fee collections, commissions, net investment income, proceeds from sales, repayments and maturities of investments, contributions from holding companies and capital raising activities. The primary uses of cash are expected to be claim payments, policy acquisition costs, general and administrative expenses, broker commission expenses, cost of sales, purchases of investments, payments to tax authorities, payments on and repurchases/retirements of debt obligations, distributions made to holding companies, distributions to non-controlling interest holders and, from time to time, purchases of operating subsidiaries.
Both internal and external forces influence White Mountains’s financial condition, results of operations and cash flows. Premium and fee collections, investment returns, claims payments and cost of sales may be impacted by changing rates of inflation and other economic conditions. Some time may lapse between the occurrence of an insured loss, the reporting of the loss to White Mountains’s insurance and reinsurance operating subsidiaries and the settlement of the liability for that loss. The exact timing of the payment of losses cannot be predicted with certainty. White Mountains’s insurance and reinsurance operating subsidiaries maintain portfolios of invested assets with varying maturities and a substantial amount of cash and short-term investments to provide adequate liquidity for the payment of claims.

Management believes that White Mountains’s cash balances, cash flows from operations and routine sales and maturities of investments are adequate to meet expected cash requirements for the foreseeable future on both a holding company and insurance, reinsurance and other operating subsidiary level.

Dividend Capacity

Following is a description of the dividend capacity of White Mountains’s insurance and reinsurance and other operating subsidiaries:

HG Global/BAM
As of March 31, 2022, HG Global had $619 million face value of preferred shares outstanding, of which White Mountains owned 96.9%. Holders of the HG Global preferred shares receive cumulative dividends at a fixed annual rate of 6.0% on a quarterly basis, when and if declared by HG Global. As of March 31, 2022, HG Global has accrued $430 million of dividends payable to holders of its preferred shares, $416 million of which is payable to White Mountains and is eliminated in consolidation. As of March 31, 2022, HG Global and its subsidiaries had $9 million of cash outside of HG Re.
During the first quarter of 2022, HG Global did not declare any preferred dividends. On April 29, 2022, HG Global received the proceeds of a new $150 million, 10-year term loan credit facility. In turn, on May 2, 2022, HG Global paid a $120 million cash dividend to shareholders, of which $116 million was paid to White Mountains.
HG Re is a Special Purpose Insurer subject to regulation and supervision by the BMA, but it does not require regulatory approval to pay dividends. However, HG Re’s dividend capacity is limited to amounts held outside of the Collateral Trusts pursuant to the FLRT with BAM. As of March 31, 2022, HG Re had $739 million of statutory capital and surplus and $836 million of assets held in the Collateral Trusts pursuant to the FLRT with BAM.
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
As of March 31, 2022, the Collateral Trusts held assets of $836 million, which included $466 million of cash and investments, $365 million of BAM Surplus Notes and $5 million of interest receivable on the BAM Surplus Notes.
As of March 31, 2022, HG Re had $2 million of cash and investments and $120 million of accrued interest on the BAM Surplus Notes held outside the Collateral Trusts.
Through 2024, the interest rate on the BAM Surplus Notes is a variable rate equal to the one-year U.S. Treasury rate plus 300 basis points, set annually. During 2022, the interest rate on the BAM Surplus Notes is 3.2%. Beginning in 2025, the interest rate will be fixed at the higher of the then current variable rate or 8.0%. Under its agreements with HG Global, BAM is required to seek regulatory approval to pay interest and principal on the BAM Surplus Notes only to the extent that its remaining qualified statutory capital and other capital resources continue to support its outstanding obligations, its business plan and its “AA/stable” rating from Standard & Poor’s. No payment of principal or interest on the BAM Surplus Notes may be made without the approval of the NYDFS.
During the three months ended March 31, 2022, BAM made no repayments of the BAM Surplus Notes or accrued interest. See Note 10 — “Municipal Bond Guarantee Insurance”.

Ark
During any 12-month period, GAIL, a class 4 licensed Bermuda insurer, has the ability to (i) make capital distributions based on 15% of its total statutory capital per the previous year’s statutory financial statements, or (ii) make dividend payments based on 25% of its total statutory capital and surplus per the previous year’s statutory financial statements, without prior approval of Bermuda regulatory authorities. Accordingly, White Mountains expects GAIL will have the ability to make capital distributions of $114 million during 2022, which is equal to 15% of its December 31, 2021 statutory capital of $758 million, subject to meeting all appropriate liquidity and solvency requirements. During the three months ended March 31, 2022, GAIL did not pay a dividend to its immediate parent.
As of March 31, 2022, Ark and its intermediate holding companies had $27 million of net unrestricted cash, short-term investments and fixed maturity investments outside of its regulated and unregulated insurance and reinsurance operating subsidiaries. During the three months ended March 31, 2021, Ark did not pay any dividends to its immediate parent.

NSM
During the three months ended March 31, 2022, NSM distributed $2 million to unitholders, substantially all of which was paid to White Mountains. As of March 31, 2022, NSM had $23 million of net unrestricted cash.

Kudu
During the three months ended March 31, 2022, Kudu distributed $4 million to unitholders, substantially all of which was paid to White Mountains. As of March 31, 2022, Kudu had $21 million of net unrestricted cash.

Other Operations
During the three months ended March 31, 2022, White Mountains paid a $3 million common share dividend. As of March 31, 2022, the Company and its intermediate holding companies had $352 million of net unrestricted cash, short-term investments and fixed maturity investments, $280 million of MediaAlpha common stock and $223 million of private equity funds and ILS funds.

Financing

The following table presents White Mountains’s capital structure as of March 31, 2022 and December 31, 2021:

$ in Millions	March 31, 2022	December 31, 2021
Ark 2007 Subordinated Notes (1)	$30.0	$30.0
Ark 2021 Subordinated Notes (1)(2)	154.8	155.9
NSM Bank Facility (1)(2)	270.0	271.2
Other NSM debt (1)	0.6	0.9
Kudu Credit Facility (1)(2)	218.2	218.2
Other Operations debt (1)(2)	17.3	16.8
Total debt	690.9	693.0
Non-controlling interests—excluding BAM	274.7	280.6
Total White Mountains’s common shareholders’ equity	3,542.1	3,548.1
Total capital	4,507.7	4,521.7
Time-value discount on expected future payments on the BAM Surplus Notes (3)	(120.9)	(125.9)
HG Global’s unearned premium reserve (3)	215.8	214.6
HG Global’s net deferred acquisition costs (3)	(60.6)	(60.8)
Total adjusted capital	$4,542.0	$4,549.6

Total debt to total adjusted capital	15.2%	15.2%
(1) See Note 7 — “Debt” for details of debt arrangements.
(2) Net of unamortized issuance costs.
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

Covenant Compliance
As of March 31, 2022, White Mountains was in compliance in all material respects with all of the covenants under its debt instruments.

Share Repurchases

White Mountains’s board of directors has authorized the Company to repurchase its common shares from time to time, subject to market conditions. The repurchase authorizations do not have a stated expiration date. As of March 31, 2022, White Mountains may repurchase an additional 417,800 shares under these board authorizations. In addition, from time to time White Mountains has also repurchased its common shares through tender offers that were separately approved by its board of directors.
During the three months ended March 31, 2022, White Mountains repurchased and retired 37,435 of its common shares for $39 million at an average share price of $1,039, which was approximately 86% of White Mountains’s adjusted book value per share as of March 31, 2022. Of the shares White Mountains repurchased in the first three months of 2022, 4,011 were to satisfy employee income tax withholding pursuant to employee benefit plans, which do not reduce the board authorizations.
During the three months ended March 31, 2021, White Mountains repurchased and retired 7,161 of its common shares for $7 million, at an average share price of $1,039, which was approximately 84% of White Mountains’s adjusted book value per share as of March 31, 2021. All of the shares White Mountains repurchased in the first three months of 2021 were to satisfy employee income tax withholding pursuant to employee benefit plans.

Cash Flows

Detailed information concerning White Mountains’s cash flows during the three months ended March 31, 2022 and 2021 follows:

Cash flows from operations for the three months ended March 31, 2022 and March 31, 2021

Net cash used for operations was $42 million for the three months ended March 31, 2022 compared to $93 million for the three months ended March 31, 2021. The decrease in cash used for operations was driven primarily by cash provided from Ark’s operations in 2022 compared to cash used for Ark’s operations in 2021, which included expenses from the Ark Transaction. As of March 31, 2022, the Company and its intermediate holding companies had $352 million of net unrestricted cash, short-term investments and fixed maturity investments, $280 million of MediaAlpha common stock and $223 million of private equity funds and ILS funds.

Cash flows from investing and financing activities for the three months ended March 31, 2022

Financing and Other Capital Activities
During the three months ended March 31, 2022, the Company declared and paid a $3 million cash dividend to its common shareholders.
During the three months ended March 31, 2022, White Mountains repurchased and retired 37,435 of its common shares for $39 million, 4,011 of which were repurchased and retired to satisfy employee income tax withholding pursuant to employee benefit plans.
During the three months ended March 31, 2022, BAM received $12 million in MSC.
During the three months ended March 31, 2022, NSM borrowed and repaid $13 million in revolving loans under the NSM Bank Facility.

Cash flows from investing and financing activities for the three months ended March 31, 2021

Financing and Other Capital Activities
During the three months ended March 31, 2021, the Company declared and paid a $3 million cash dividend to its common shareholders.
During the three months ended March 31, 2021, White Mountains repurchased and retired 7,161 of its common shares for $7 million, all of which were repurchased and retired to satisfy employee income tax withholding pursuant to employee benefit plans.
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

NON-GAAP FINANCIAL MEASURES

This report includes twelve non-GAAP financial measures that have been reconciled from their most comparable GAAP financial measures.

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
Under GAAP, White Mountains is required to carry the BAM Surplus Notes, including accrued interest, at nominal value with no consideration for time value of money. Based on a debt service model that forecasts operating results for BAM through maturity of the BAM Surplus Notes, the present value of the BAM Surplus Notes, including accrued interest and using an 8% discount rate, was estimated to be $125 million, $130 million and $142 million less than the nominal GAAP carrying values as of March 31, 2022, December 31, 2021 and March 31, 2021, respectively.
The value of HG Global’s unearned premium reserve, net of deferred acquisition costs, was $160 million, $159 million and $146 million as of March 31, 2022, December 31, 2021 and March 31, 2021, respectively.
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

BAM’s gross written premiums and MSC from new business
BAM’s gross written premiums and MSC from new business is a non-GAAP financial measure, which is derived by adjusting gross written premiums and MSC collected (i) to include the present value of future installment MSC not yet collected and (ii) to exclude the impact of gross written premium adjustments related to policies closed in prior periods. White Mountains believes these adjustments are useful to management and investors in evaluating the volume and pricing of new business closed during the period. The reconciliation from GAAP gross written premiums to gross written premiums and MSC from new business is included on page 54.

Ark’s adjusted loss and LAE, adjusted insurance acquisition expense, adjusted other underwriting expense and adjusted combined ratios
Ark’s adjusted loss and LAE ratio, adjusted insurance acquisition expense ratio, adjusted other underwriting expense ratio and adjusted combined ratio are non-GAAP financial measures, which are derived by adjusting the GAAP ratios to add back the impact of whole-account quota-share reinsurance arrangements attributable to TPC Providers for the Syndicates. The impact of these reinsurance arrangements relates to years of account prior to the Ark Transaction. White Mountains believes these adjustments are useful to management and investors in evaluating Ark’s results on a fully aligned basis (i.e., 100% of the Syndicates’ results). The reconciliation from the GAAP ratios to the adjusted ratios is included on page 58.

NSM’s EBITDA and NSM’s adjusted EBITDA
NSM’s EBITDA and adjusted EBITDA are non-GAAP financial measures. EBITDA is a non-GAAP financial measure that excludes interest expense on debt, income tax (expense) benefit, depreciation and amortization of other intangible assets from GAAP net income (loss). Adjusted EBITDA is a non-GAAP financial measure that excludes certain other items in GAAP net income (loss) in addition to those excluded from EBITDA. The adjustments relate to (i) change in fair value of contingent consideration, (ii) non-cash equity-based compensation expense, (iii) impairments of intangible assets, (iv) loss on assets held for sale, (v) transaction expenses, (vi) investments made in the development of new business lines, (vii) restructuring expenses and (viii) legal settlements. A description of each follows:
•Change in fair value of contingent consideration - Contingent consideration consists of amounts payable to the sellers of businesses purchased by NSM that are contingent on the earnings of such businesses in periods subsequent to their acquisition. Under GAAP, contingent consideration amounts are initially recorded as liabilities at fair value as part of purchase accounting, with the periodic change in the fair value of these liabilities recorded as income or an expense.
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
White Mountains believes that these non-GAAP financial measures are useful to management and investors in evaluating NSM’s performance. See page 61 for the reconciliation of NSM’s GAAP net income (loss) to EBITDA and adjusted EBITDA.

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
White Mountains believes that these non-GAAP financial measures are useful to management and investors in evaluating Kudu’s performance. The reconciliation of Kudu’s GAAP net income (loss) to EBITDA and adjusted EBITDA is included on page 63.

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

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	GAAP Return	Remove MediaAlpha	Return - Excluding MediaAlpha	GAAP Return	Remove MediaAlpha	Return - Excluding MediaAlpha
Total consolidated portfolio return	0.8%	(0.5)%	0.3%	(0.3)%	1.0%	0.7%

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

CRITICAL ACCOUNTING ESTIMATES

Refer to the Company’s 2021 Annual Report on Form 10-K for a complete discussion regarding White Mountains’s critical accounting estimates.

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

•change in book value per share, adjusted book value per share or return on equity;
•business strategy;
•financial and operating targets or plans;
•incurred loss and LAE and the adequacy of its loss and LAE reserves and related reinsurance;
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

These statements are based on certain assumptions and analyses made by White Mountains in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors believed to be appropriate in the circumstances. However, whether actual results and developments will conform to its expectations and predictions is subject to risks and uncertainties that could cause actual results to differ materially from expectations, including:

•the risks that are described from time to time in White Mountains’s filings with the Securities and Exchange Commission, including but not limited to White Mountains’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021;
•claims arising from catastrophic events, such as hurricanes, earthquakes, floods, fires, severe winter weather, public health crises, terrorist attacks, explosions, infrastructure failures, cyber-attacks or armed conflicts;
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

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

Refer to White Mountains’s 2021 Annual Report on Form 10-K and in particular Item 7A. - “Quantitative and Qualitative Disclosures About Market Risk”.

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
There were no significant changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended March 31, 2022.

Part II.OTHER INFORMATION

Item 1.Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes to any of the risk factors previously disclosed in the Registrant’s 2021 Annual Report on Form 10-K.

Item 2.Issuer Purchases of Equity Securities.

Months	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (1)
January 1- January 31, 2022	4,011	$1,013.90	—	451,224
February 1 - February 28, 2022	18,692	$1,041.00	18,692	432,532
March 1 - March 31, 2022	14,732	$1,042.84	14,732	417,800
Total	37,435	$1,038.82	33,424	417,800
(1) White Mountains’s board of directors has authorized the Company to repurchase its common shares, from time to time, subject to market conditions. The repurchase authorizations do not have a stated expiration date.

Item 3. Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

None.

Item 5.Other Information.

None.

Item 6.Exhibits.

(a)	Exhibit number		Name
	2	—	Plan of Reorganization (incorporated by reference herein to the Company’s Registration Statement on S-4 (No. 333-87649) dated September 23, 1999)
	3.1	—	Memorandum of Continuance of the Company (incorporated by reference herein to Exhibit (3)(i) of the Company’s Current Report on Form 8-K dated November 1, 1999)
	3.2	—	Amended and Restated Bye-Laws of the Company (incorporated by reference herein to Exhibit 3 of the Company’s Report on Form 10-Q dated May 2, 2017)
	10.1	—	White Mountains Bonus Plan (*)
	10.2	—	Loan and Security Agreement, dated as of March 31, 2022 among HG Global Ltd., Hudson Structured Capital Management Ltd. and the lenders from time to time party thereto (*) (**)
	31.1	—	Principal Executive Officer Certification Pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934, as Amended. (*)
	31.2	—	Principal Financial Officer Certification Pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934, as Amended. (*)
	32.1	—	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)
	32.2	—	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)
	101	—	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(*)	Included herein
(**)	Portions of this exhibit are redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
(Registrant)

Date:	May 6, 2022	By: /s/ Michaela J. Hildreth
Michaela J. Hildreth
Managing Director and Chief Accounting Officer