Form 10-Q
period 2022-06-30
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2022-08-08
CIK 776867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2022

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

As of August 4, 2022, 2,906,994 common shares with a par value of $1.00 per share were outstanding (which includes 38,350 restricted common shares that were not vested at such date).

WHITE MOUNTAINS INSURANCE GROUP, LTD.

Part I.FINANCIAL INFORMATION.
Item 1.Financial Statements
WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2022	December 31, 2021
Millions, except share and per share amounts
Assets
Financial Guarantee (HG Global/BAM)
Fixed maturity investments, at fair value	$884.4	$934.1
Short-term investments, at fair value	55.3	32.4
Total investments	939.7	966.5
Cash	21.6	19.8
Insurance premiums receivable	6.9	6.9
Deferred acquisition costs	33.9	33.1
Other assets	19.7	18.5
Total Financial Guarantee assets	1,021.8	1,044.8
P&C Insurance and Reinsurance (Ark)
Fixed maturity investments, at fair value	739.3	688.6
Common equity securities, at fair value	278.6	251.1
Short-term investments, at fair value	101.2	296.2
Other long-term investments	330.0	326.2
Total investments	1,449.1	1,562.1
Cash	214.6	67.8
Reinsurance recoverables	398.7	448.4
Insurance premiums receivable	894.8	416.0
Ceded unearned premiums	105.4	67.1
Deferred acquisition costs and value of in-force business acquired	192.4	108.2
Goodwill and other intangible assets	292.5	292.5
Other assets	67.9	64.9
Total P&C Insurance and Reinsurance assets	3,615.4	3,027.0
Asset Management (Kudu)
Other long-term investments	727.0	669.5
Cash (restricted $7.3 and $4.5)	124.1	21.4
Accrued investment income	11.2	16.9
Goodwill and other intangible assets	8.7	8.9
Other assets	10.4	10.4
Total Asset Management assets	881.4	727.1
Other Operations
Fixed maturity investments, at fair value	243.0	286.2
Short-term investments, at fair value	88.6	129.5
Investment in MediaAlpha, at fair value	166.9	261.6
Other long-term investments	411.7	382.1
Total investments	910.2	1,059.4
Cash	23.1	38.7
Goodwill and other intangible assets	96.8	39.1
Other assets	114.4	59.5
Assets held for sale - NSM Group	997.8	989.0
Assets held for sale - Other	—	16.1
Total Other Operations assets	2,142.3	2,201.8
Total assets	$7,660.9	$7,000.7
See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS (CONTINUED)
(Unaudited)

	June 30, 2022	December 31, 2021
Millions, except share and per share amounts
Liabilities
Financial Guarantee (HG Global/BAM)
Unearned insurance premiums	$274.0	$266.3
Debt	146.3	—
Accrued incentive compensation	16.5	24.7
Other liabilities	32.7	30.9
Total Financial Guarantee liabilities	469.5	321.9
P&C Insurance and Reinsurance (Ark)
Loss and loss adjustment expense reserves	1,022.1	894.7
Unearned insurance premiums	1,020.6	495.9
Debt	183.5	185.9
Reinsurance payable	418.8	424.1
Contingent consideration	30.2	28.0
Other liabilities	105.1	93.8
Total P&C Insurance and Reinsurance liabilities	2,780.3	2,122.4
Asset Management (Kudu)
Debt	253.3	218.2
Other liabilities	45.3	42.8
Total Asset Management liabilities	298.6	261.0
Other Operations
Debt	35.0	16.8
Accrued incentive compensation	51.1	48.5
Other liabilities	30.0	30.1
Liabilities held for sale - NSM Group	504.4	495.3
Total Other Operations liabilities	620.5	590.7
Total liabilities	4,168.9	3,296.0
Equity
White Mountains’s common shareholders’ equity
White Mountains’s common shares at $1 par value per share—authorized 50,000,000 shares; issued and outstanding 2,942,877 and 3,017,772 shares	2.9	3.0
Paid-in surplus	600.3	585.9
Retained earnings	2,725.1	2,957.5
Accumulated other comprehensive income (loss), after-tax:
Net unrealized gains (losses) from foreign currency translation and interest rate swap	(5.0)	1.7
Total White Mountains’s common shareholders’ equity	3,323.3	3,548.1
Non-controlling interests	168.7	156.6
Total equity	3,492.0	3,704.7
Total liabilities and equity	$7,660.9	$7,000.7
See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2022	2021	2022	2021
Revenues:
Financial Guarantee (HG Global/BAM)
Earned insurance premiums	$10.5	$6.5	$18.9	$12.9
Net investment income	4.8	4.3	9.4	8.8
Net realized and unrealized investment gains (losses)	(30.1)	6.3	(75.2)	(11.6)
Other revenues	1.6	.3	2.4	.6
Total Financial Guarantee revenues	(13.2)	17.4	(44.5)	10.7

P&C Insurance and Reinsurance (Ark)
Earned insurance premiums	217.3	117.8	411.7	$222.4
Net investment income	3.2	.4	4.8	1.2
Net realized and unrealized investment gains (losses)	(44.6)	8.9	(62.1)	10.0
Other revenues	6.3	3.4	3.5	6.0
Total P&C Insurance and Reinsurance revenues	182.2	130.5	357.9	239.6

Asset Management (Kudu)
Net investment income	13.8	8.4	26.4	16.6
Net realized and unrealized investment gains (losses)	(17.6)	27.8	4.7	43.6
Other revenues	—	—	—	.1
Total Asset Management revenues	(3.8)	36.2	31.1	60.3

Other Operations
Net investment income	3.3	4.0	5.1	11.1
Net realized and unrealized investment gains (losses)	(11.8)	16.6	20.1	18.7
Net realized and unrealized investment gains (losses) from investment in MediaAlpha	(113.5)	113.0	(94.7)	71.3
Commission revenues	2.6	2.3	5.5	4.6
Other revenues	30.9	22.4	56.6	29.5
Total Other Operations revenues	(88.5)	158.3	(7.4)	135.2
Total revenues	$76.7	$342.4	$337.1	$445.8

CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2022	2021	2022	2021
Expenses:
Financial Guarantee (HG Global/BAM)
Insurance acquisition expenses	$4.8	$1.6	$7.8	$3.5
General and administrative expenses	17.4	13.9	33.7	30.3
Interest expense	3.4	—	3.4	—
Total Financial Guarantee expenses	25.6	15.5	44.9	33.8

P&C Insurance and Reinsurance (Ark)
Loss and loss adjustment expenses	120.5	52.6	242.5	118.6
Insurance and reinsurance acquisition expenses	50.2	34.0	100.1	70.7
General and administrative expenses	29.8	24.8	52.9	62.6
Interest expense	3.1	1.3	6.9	2.4
Total P&C Insurance and Reinsurance expenses	203.6	112.7	402.4	254.3

Asset Management (Kudu)
General and administrative expenses	3.0	3.2	5.7	5.7
Amortization of other intangible assets	.1	.1	.2	.2
Interest expense	3.3	1.5	6.1	7.3
Total Asset Management expenses	6.4	4.8	12.0	13.2

Other Operations
Cost of sales	22.4	17.9	43.8	21.9
General and administrative expenses	50.1	29.3	79.0	65.0
Amortization of other intangible assets	.9	.4	1.8	.9
Interest expense	.3	.4	.6	.7
Total Other Operations expenses	73.7	48.0	125.2	88.5
Total expenses	309.3	181.0	584.5	389.8
Pre-tax income (loss) from continuing operations	(232.6)	161.4	(247.4)	56.0
Income tax (expense) benefit	16.0	(30.0)	18.7	(23.6)
Net income (loss) from continuing operations	(216.6)	131.4	(228.7)	32.4
Net gain (loss) from sale of discontinued operations, net of tax - Sirius	—	—	—	18.7
Net income (loss) from NSM Group discontinued operations, net of tax	6.4	1.1	10.1	(29.1)
Net income (loss)	(210.2)	132.5	(218.6)	22.0
Net (income) loss attributable to non-controlling interests	41.0	6.0	82.8	41.2
Net income (loss) attributable to White Mountains’s common shareholders	$(169.2)	$138.5	$(135.8)	$63.2
See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2022	2021	2022	2021
Net income (loss) attributable to White Mountains’s common shareholders	$(169.2)	$138.5	$(135.8)	$63.2
Other comprehensive income (loss), net of tax	(1.1)	.5	(1.5)	.2
Other comprehensive income (loss) from NSM Group discontinued operations, net of tax	(4.0)	.5	(5.9)	2.6
Comprehensive income (loss)	(174.3)	139.5	(143.2)	66.0
Other comprehensive (income) loss attributable to non-controlling interests	.5	(.1)	.7	(.2)
Comprehensive income (loss) attributable to White Mountains’s common shareholders	$(173.8)	$139.4	$(142.5)	$65.8

Earnings (loss) per share attributable to White Mountains’s common shareholders:

Basic earnings (loss) per share
Continuing operations	$(58.78)	$44.21	$(48.57)	$23.35
Discontinued operations	1.98	.35	3.17	(3.00)
Total consolidated operations	$(56.80)	$44.56	$(45.40)	$20.35
Diluted earnings (loss) per share
Continuing operations	$(58.78)	$44.21	$(48.57)	$23.35
Discontinued operations	1.98	.35	3.17	(3.00)
Total consolidated operations	$(56.80)	$44.56	$(45.40)	$20.35
Dividends declared and paid per White Mountains’s common share	$—	$—	$1.00	$1.00
See Notes to Consolidated Financial Statements.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	White Mountains’s Common Shareholders’ Equity
Millions	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Non-controlling interest	Total Equity
Balance at March 31, 2022	$586.3	$2,956.2	$(.4)	$3,542.1	$127.2	$3,669.3
Net loss	—	(169.2)	—	(169.2)	(41.0)	(210.2)
Net change in foreign currency translation and other	—	—	(4.6)	(4.6)	(.5)	(5.1)
Total comprehensive loss	—	(169.2)	(4.6)	(173.8)	(41.5)	(215.3)
Dividends to non-controlling interests	—	—	—	—	(6.4)	(6.4)
Repurchases and retirements of common shares	(10.4)	(52.2)	—	(62.6)	—	(62.6)
Issuances of common shares	2.2	—	—	2.2	—	2.2
Issuances of shares of non-controlling interests	—	—	—	—	74.6	74.6
BAM member surplus contribution, net of tax	—	—	—	—	24.0	24.0
Amortization of restricted share awards	3.6	—	—	3.6	—	3.6
Recognition of equity-based compensation expense of subsidiaries	6.5	—	—	6.5	.4	6.9
Net contributions and dilution from other non-controlling interests	15.0	(9.7)	—	5.3	(9.6)	(4.3)
Balance at June 30, 2022	$603.2	$2,725.1	$(5.0)	$3,323.3	$168.7	$3,492.0

	White Mountains’s Common Shareholders’ Equity
Millions	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Non-controlling interest	Total Equity
Balance at March 31, 2021	$597.9	$3,226.7	$1.3	$3,825.9	$110.0	$3,935.9
Net income (loss)	—	138.5	—	138.5	(6.0)	132.5
Net change in foreign currency translation and other	—	—	.9	.9	.1	1.0
Total comprehensive income (loss)	—	138.5	.9	139.4	(5.9)	133.5
Dividends to non-controlling interests	—	—	—	—	(.6)	(.6)
Issuances of common shares	1.7	—	—	1.7	—	1.7
Issuance of shares of non-controlling interests	—	—	—	—	6.1	6.1
Repurchases and retirements of common shares	—	—	—	—	—	—
BAM member surplus contributions, net of tax	—	—	—	—	16.3	16.3
Amortization of restricted share awards	3.5	—	—	3.5	—	3.5
Recognition of equity-based compensation expense of subsidiary	1.3	—	—	1.3	.3	1.6
Net contributions and dilution from other non-controlling interests	(7.2)	13.4	.2	6.4	(6.5)	(.1)
Acquisition of non-controlling interests	—	—	—	—	10.1	10.1
Balance at June 30, 2021	$597.2	$3,378.6	$2.4	$3,978.2	$129.8	$4,108.0
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	White Mountains’s Common Shareholders’ Equity
Millions	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Non-controlling interest	Total Equity
Balance at January 1, 2022	$588.9	$2,957.5	$1.7	$3,548.1	$156.6	$3,704.7
Net income (loss)	—	(135.8)	—	(135.8)	(82.8)	(218.6)
Other comprehensive income (loss), net of tax	—	—	(6.7)	(6.7)	(.7)	(7.4)
Total comprehensive income (loss)	—	(135.8)	(6.7)	(142.5)	(83.5)	(226.0)
Dividends declared on common shares	—	(3.0)	—	(3.0)	—	(3.0)
Dividends to non-controlling interests	—	—	—	—	(7.0)	(7.0)
Issuances of common shares	3.0	—	—	3.0	—	3.0
Issuance of shares of non-controlling interests	—	—	—	—	74.6	74.6
Repurchases and retirements of common shares	(17.7)	(83.9)	—	(101.6)	—	(101.6)
BAM member surplus contributions, net of tax	—	—	—	—	36.3	36.3
Amortization of restricted share awards	6.5	—	—	6.5	—	6.5
Recognition of equity-based compensation expense of subsidiaries	7.7	—	—	7.7	.6	8.3
Net contributions and dilution from other non-controlling interests	14.8	(9.7)	—	5.1	(8.9)	(3.8)
Balance at June 30, 2022	$603.2	$2,725.1	$(5.0)	$3,323.3	$168.7	$3,492.0

	White Mountains’s Common Shareholders’ Equity
Millions	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Non-controlling interest	Total Equity
Balance at January 1, 2021	$595.2	$3,311.2	$(.4)	$3,906.0	$(88.1)	$3,817.9
Net income (loss)	—	63.2	—	63.2	(41.2)	22.0
Other comprehensive income (loss), net of tax	—	—	2.6	2.6	.2	2.8
Total comprehensive income (loss)	—	63.2	2.6	65.8	(41.0)	24.8
Dividends declared on common shares	—	(3.1)	—	(3.1)	—	(3.1)
Dividends to non-controlling interests	—	—	—	—	(1.2)	(1.2)
Issuances of common shares	1.7	—	—	1.7	—	1.7
Issuance of shares of non-controlling interests	—	—	—	—	6.1	6.1
Repurchases and retirements of common shares	(1.4)	(6.1)	—	(7.5)	.3	(7.2)
BAM member surplus contributions, net of tax	—	—	—	—	30.1	30.1
Amortization of restricted share awards	7.5	—	—	7.5	—	7.5
Recognition of equity-based compensation expense of subsidiary	1.8	—	—	1.8	—	1.8
Net contributions and dilution from other non-controlling interests	(7.6)	13.4	.2	6.0	(6.7)	(.7)
Acquisition of non-controlling interests	—	—	—	—	230.3	230.3
Balance at June 30, 2021	$597.2	$3,378.6	$2.4	$3,978.2	$129.8	$4,108.0
See Notes to Consolidated Financial Statements.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)	Six Months Ended June 30,
Millions	2022	2021
Cash flows from operations:
Net income (loss)	$(218.6)	$22.0
Adjustments to reconcile net income to net cash provided from (used for) operations:
Net realized and unrealized investment (gains) losses	112.5	(60.7)
Net realized and unrealized investment (gains) losses from investment in MediaAlpha	94.7	(71.3)
Deferred income tax expense	4.0	28.5
Amortization of restricted share awards	6.5	7.5
Amortization and depreciation	8.4	8.2
Net (income) loss from NSM Group discontinued operation, net of tax	(10.1)	29.1
Net (gain) loss from sale of Sirius Group, net of tax	—	(18.7)
Other operating items:
Net change in reinsurance recoverables	49.7	2.0
Net change in insurance premiums receivable	(478.8)	(352.3)
Net change in ceded unearned premiums	(38.3)	54.1
Net change in loss and loss adjustment expense reserves	127.4	64.0
Net change in unearned insurance premiums	532.4	406.0
Net change in deferred acquisition costs	(85.0)	(81.5)
Net change in reinsurance payable	(5.3)	(15.5)
Net change in restricted cash	2.8	4.0
Investments in Kudu Participation Contracts	(52.8)	(11.3)
Net change in other assets and liabilities, net	(46.3)	(42.6)
Net cash provided from (used for) operations - continuing operations	3.2	(28.5)
Net cash provided from (used for) operations - NSM Group discontinued operations (Note 19)	36.7	42.4
Net cash provided from (used for) operations	39.9	13.9
Cash flows from investing activities:
Net change in short-term investments	212.6	(8.3)
Sales of fixed maturity investments	153.4	127.2
Maturities, calls and paydowns of fixed maturity investments	75.6	86.4
Sales of common equity securities and investment in MediaAlpha	—	176.8
Distributions and redemptions of other long-term investments	46.5	58.1
Proceeds from the sale of consolidated subsidiaries, net of cash sold of $0.0 and $0.0	19.5	—
Release of cash pre-funded/placed in escrow for Ark Transaction	—	646.3
Purchases of consolidated subsidiaries, net of cash acquired of $0.3 and $52.2	(67.9)	10.6
Purchases of other long-term investments	(50.4)	(130.2)
Purchases of common equity securities	(38.1)	(103.7)
Purchases of fixed maturity investments	(330.8)	(764.3)
Other investing activities, net	5.7	(6.0)
Net cash provided from (used for) investing activities - continuing operations	26.1	92.9
Net cash provided from (used for) investing activities - NSM Group discontinued operations (Note 19)	7.1	(2.6)
Net cash provided from (used for) investing activities	33.2	90.3
Cash flows from financing activities:
Draw down of debt and revolving line of credit	203.0	105.3
Repayment of debt and revolving line of credit	(2.4)	(94.2)
Cash dividends paid to the Company’s common shareholders	(3.0)	(3.1)
Common shares repurchased	(101.6)	(7.4)
Net distributions from non-controlling interest shareholders	(6.5)	(1.1)
Contributions from discontinued operations	11.6	—
Capital contributions from BAM members	36.3	30.1
Acquisition of subsidiary shares by non-controlling interest shareholders	74.6	6.1
Fidus Re premium payment	(3.8)	(5.0)
Other financing activities, net	(1.8)	(7.8)
Net cash provided from (used for) financing activities - continuing operations	206.4	22.9
Net cash provided from (used for) financing activities - NSM Group discontinued operations (Note 19)	(16.9)	(11.2)
Net cash provided from (used for) financing activities	189.5	11.7
Net change in cash during the period - continuing operations	235.7	87.3
Cash balances at beginning of period (includes restricted cash balances of $4.5 and $— and excludes discontinued operations cash balances of $111.6 and $126.6)	147.7	84.6
Cash balances at end of period (includes restricted cash balances of $7.3 and $4.0 and excludes discontinued operations cash balances of $142.7 and 154.8)	$383.4	$171.9
Supplemental cash flows information:
Interest paid	$(6.3)	$(3.4)
Net income tax payments	$(3.8)	$(2.1)
See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

White Mountains Insurance Group, Ltd. (the “Company” or the “Registrant”) is an exempted Bermuda limited liability company whose principal businesses are conducted through its subsidiaries and other affiliates. The Company’s headquarters is located at 26 Reid Street, Hamilton, Bermuda HM 11, its principal executive office is located at 23 South Main Street, Suite 3B, Hanover, New Hampshire 03755-2053 and its registered office is located at Clarendon House, 2 Church Street, Hamilton, Bermuda HM 11. The Company’s website is www.whitemountains.com. The information contained on White Mountains’s website is not incorporated by reference into, and is not a part of, this report.
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

Reportable Segments
White Mountains has determined its reportable segments based on the nature of the underlying businesses, the manner in which the Company’s subsidiaries and affiliates are organized and managed and the organization of the financial information provided to the chief operating decision maker to assess performance and make decisions regarding allocation of resources. As of June 30, 2022, White Mountains’s reportable segments were HG Global/BAM, Ark, Kudu and Other Operations.
The HG Global/BAM segment consists of HG Global Ltd. and its wholly-owned subsidiaries (“HG Global”) and the consolidated results of Build America Mutual Assurance Company (“BAM”) (collectively, “HG Global/BAM”). BAM is the first and only mutual municipal bond insurance company in the United States. By insuring the timely payment of principal and interest, BAM provides market access to, and lowers interest expense for, issuers of municipal bonds used to finance essential public purpose projects, such as schools, utilities and transportation facilities. BAM is owned by and operated for the benefit of its members, the municipalities that purchase BAM’s insurance for their debt issuances. HG Global was established to fund the startup of BAM and, through its reinsurance subsidiary, HG Re Ltd. (“HG Re”), to provide up to 15%-of-par, first loss reinsurance protection for policies underwritten by BAM. HG Global, together with its subsidiaries, funded the initial capitalization of BAM through the purchase of $503.0 million of surplus notes issued by BAM (the “BAM Surplus Notes”). As of June 30, 2022 and December 31, 2021, White Mountains owned 96.9% of HG Global’s preferred equity and 88.4% of its common equity. White Mountains does not have an ownership interest in BAM. However, White Mountains is required to consolidate BAM’s results in its financial statements because BAM is a variable interest entity for which White Mountains is the primary beneficiary. BAM’s results are all attributed to non-controlling interests.
The Ark segment consists of Ark Insurance Holdings Limited and its subsidiaries (collectively, “Ark”). Ark is a specialty property and casualty insurance and reinsurance company that offers a wide range of niche insurance and reinsurance products, including property, marine & energy, specialty, accident & health and casualty. Ark underwrites select coverages through Lloyd’s Syndicates 4020 and 3902 (the “Syndicates”) and its wholly-owned subsidiary Group Ark Insurance Limited (“GAIL”). White Mountains acquired a controlling ownership interest in Ark on January 1, 2021 (the “Ark Transaction”). See Note 2 — “Significant Transactions.” As of June 30, 2022 and December 31, 2021, White Mountains owned 72.0% of Ark on a basic shares outstanding basis (63.0% after taking account of management’s equity incentives). The remaining shares are owned by current and former employees. In the future, management rollover shareholders could earn additional shares in Ark if and to the extent that White Mountains achieves certain multiple of invested capital return thresholds. If fully earned, these additional shares would represent 12.5% of the shares outstanding at closing. For the years of account prior to the Ark Transaction, a significant proportion of the Syndicates’ underwriting capital was provided by third-party insurance and reinsurance groups (“TPC Providers”) using whole account reinsurance contracts with Ark’s corporate member. For the years of account subsequent to the Ark Transaction, Ark is no longer using TPC Providers to provide underwriting capital for the Syndicates. Captions within results of operations and other comprehensive income are shown net of amounts relating to the TPC Providers share of the Syndicates’ results, including investment results.

The Kudu segment consists of Kudu Investment Management, LLC and its subsidiaries (collectively “Kudu”). Kudu provides capital solutions for boutique asset and wealth managers for a variety of purposes including generational ownership transfers, management buyouts, acquisition and growth finance and legacy partner liquidity. Kudu also provides strategic assistance to investees from time to time. Kudu’s capital solutions typically are structured as minority preferred equity stakes with distribution rights, generally tied to gross revenues and designed to generate strong, stable cash yields. As of June 30, 2022 and December 31, 2021, White Mountains owned 89.3% and 99.3% of the basic units outstanding (76.1% and 84.7% on a fully diluted, fully converted basis).
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

Discontinued Operations
On May 9, 2022, White Mountains Holdings (Luxembourg) S.à r.l. (“WTM Holdings Seller”) and White Mountains Catskill Holdings, Inc. (“NSM Holdings”), each an indirect wholly owned subsidiary of the Company, entered into a securities purchase agreement (the “NSM SPA”) together with NSM Insurance HoldCo, LLC (“NSM” and, collectively with NSM Holdings, the “NSM Group”) to sell NSM Holdings for cash (the “NSM Transaction”) to investment funds affiliated with The Carlyle Group Inc. (“Carlyle”). See Note 2 — “Significant Transactions.” NSM is a full-service managing general agent (“MGA”) and program administrator with delegated binding authorities for specialty property and casualty insurance. As of June 30, 2022 and December 31, 2021, White Mountains owned 96.5% of the basic units outstanding of NSM (87.3% on a fully diluted, fully converted basis).
As a result of the NSM Transaction, effective as of and for the periods ended June 30, 2022, the assets and liabilities of NSM Group have been presented in the balance sheet as held for sale and the results of operations for NSM Group have been classified as discontinued operations in the statements of operations and comprehensive income. Prior period amounts have been reclassified to conform to the current period’s presentation. See Note 19 — “Held for Sale and Discontinued Operations.”

Significant Accounting Policies

Refer to the Company’s 2021 Annual Report on Form 10-K for a complete discussion regarding White Mountains’s significant accounting policies.

Note 2. Significant Transactions

NSM
On May 9, 2022, WTM Holdings Seller entered into the NSM SPA to sell 100% of White Mountains’s equity interest in NSM Group to investment funds affiliated with Carlyle. The NSM Transaction closed on August 1, 2022. White Mountains received $1.4 billion in net cash proceeds at closing and recognized a net transaction gain of approximately $870.0 million in the third quarter of 2022. The amount received at closing was based on estimates of cash, indebtedness, working capital and transaction expenses. The proceeds may be adjusted upon determination of the final closing amounts.

Kudu
On May 26, 2022, Kudu raised $114.5 million of equity capital (the “Kudu Transaction”) from Massachusetts Mutual Life Insurance Company (“Mass Mutual”), White Mountains and Kudu management. Mass Mutual, White Mountains and Kudu management contributed $64.1 million, $50.0 million and $0.4 million and in each case, at a pre-money valuation of 1.3x, or $114.0 million above the December 31, 2021 equity value of Kudu’s go-forward portfolio of participation contracts. As of June 30, 2022, Kudu’s go-forward portfolio of participation contracts excludes $39.1 million of enterprise value relating to two portfolio companies that had announced sale transactions prior to the capital raise. As a result of the Kudu Transaction, White Mountains’s basic ownership of Kudu decreased from 99.1% to 89.3%.

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
On January 1, 2021, White Mountains completed the Ark Transaction in accordance with the terms of the Ark SPA. As of June 30, 2022, White Mountains owned 72.0% of Ark on a basic shares outstanding basis (63.0%) after taking account of management’s equity incentives). The remaining shares are owned by current and former employees. In the future, management rollover shareholders could earn additional shares in Ark if and to the extent that White Mountains achieves certain multiple of invested capital return thresholds. If fully earned, these additional shares would represent 12.5% of the shares outstanding at closing.
White Mountains recognized total assets acquired related to the Ark Transaction of $2.5 billion, including goodwill and other intangible assets of $292.5 million, and total liabilities of $1.7 billion, including contingent consideration of $22.5 million and non-controlling interest of $220.2 million. Ark incurred transaction costs of $25.3 million in the first quarter of 2021.
In the third quarter of 2021, Ark issued $163.3 million of floating rate unsecured subordinated notes (the “Ark 2021 Subordinated Notes”) in three separate transactions. See Note 7 — “Debt.” In connection with the issuance of the Ark 2021 Subordinated Notes, White Mountains and Ark terminated White Mountains’s commitment to provide up to $200.0 million of additional equity capital to Ark in 2021.
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

The value of in-force business acquired represents the estimated profits relating to the unexpired contracts, net of related prepaid reinsurance, at the acquisition date through the expiration date of the contracts. For the three and six months ended June 30, 2022, Ark recognized $1.4 million and $6.1 million of amortization expense on the value of in-force business acquired. For the three and six months ended June 30, 2021, Ark recognized $15.1 million and $43.9 million of amortization expense on the value of in-force business acquired. The value of the syndicate underwriting capacity intangible asset was estimated using net cash flows attributable to Ark’s rights to write business in the Lloyd’s market. The value of the in-force business acquired and the syndicate underwriting capacity were estimated using a discounted cash flow method. Significant inputs to the valuation models include estimates of growth in premium revenues, investment returns, claim costs, expenses and discount rates based on a weighted average cost of capital.
In evaluating the fair value of Ark’s loss and loss adjustment expense reserves (“LAE”), White Mountains determined that the risk-free rate of interest was approximately equal to the risk factor reflecting the uncertainty within the reserves and that no adjustment was necessary.
As of June 30, 2022 and December 31, 2021, Ark recognized total contingent consideration liabilities of $30.2 million and $28.0 million. Any future adjustments to contingent consideration liabilities will be recognized through pre-tax income (loss). For the three and six months ended June 30, 2022, Ark recognized pre-tax expense of $0.1 million and $2.2 million and for the change in the fair value of its contingent consideration liabilities. For the three and six months ended June 30, 2021, Ark did not recognize any pre-tax income (loss) for the change in the fair value of its contingent consideration liabilities.

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
As of June 30, 2022, White Mountains owned 16.9 million shares, representing a 27.6% basic ownership interest (25.0% fully-diluted/fully-converted basis). At this current level of ownership, each $1.00 per share increase or decrease in the share price of MediaAlpha will result in an approximate $5.80 per share increase or decrease in White Mountains’s book value per share. At the June 30, 2022 closing price of $9.85 per share, the fair value of White Mountains’s investment in MediaAlpha was $166.9 million. See Note 16 — “Equity-Method Eligible Investments.”

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
On May 7, 2020, White Mountains made an additional $15.0 million investment in PassportCard/DavidShield to support operations through the ongoing COVID-19 pandemic. The transaction increased White Mountains’s ownership interest from 50.0% to 53.8%, but had no impact on the governance structure of the companies, including White Mountains’s board representation or other investor rights. The governance structures for both PassportCard and DavidShield were designed to give White Mountains and its co-investor equal power to make the decisions that most significantly impact the operations of PassportCard and DavidShield. Because White Mountains does not have the unilateral power to direct the operations of PassportCard or DavidShield, White Mountains does not hold a controlling financial interest in either PassportCard or DavidShield and does not consolidate either entity. White Mountains’s ownership interest gives White Mountains the opportunity to exert significant influence over the significant financial and operating activities of PassportCard and DavidShield. Accordingly, PassportCard and DavidShield meet the criteria to be accounted for under the equity method. White Mountains has taken the fair value option for its investment in PassportCard and DavidShield. Changes in the fair value of PassportCard and DavidShield are recorded in realized and unrealized investment gains. White Mountains’s maximum exposure to loss on its equity investment in PassportCard/DavidShield and the non-interest bearing loan to its partner is limited to the total carrying value of $143.0 million.

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
Realized investment gains (losses) resulting from sales of investment securities are accounted for using the specific identification method. Premiums and discounts on all fixed maturity investments are amortized or accreted to income over the anticipated life of the investment. Short-term investments consist of interest-bearing money market funds, certificates of deposit and other securities, which at the time of purchase, mature or become available for use within one year.  Short-term investments are carried at fair value, which approximated amortized cost, as of June 30, 2022 and December 31, 2021.
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
The following table presents pre-tax net investment income for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2022	2021	2022	2021
Fixed maturity investments	$9.4	$7.2	$17.6	$13.7
Short-term investments	.4	(1.1)	.5	.5
Common equity securities	.1	—	.1	—
Other long-term investments	15.6	11.3	28.8	25.1
Amount attributable to TPC Providers	—	.3	(.5)	(.6)
Total investment income	25.5	17.7	46.5	38.7
Third-party investment expenses	(.4)	(.6)	(.8)	(1.0)
Net investment income, pre-tax	$25.1	$17.1	$45.7	$37.7

Net Realized and Unrealized Investment Gains (Losses)
The following table presents net realized and unrealized investment gains (losses) for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2022	2021	2022	2021
Realized investment gains (losses)
Fixed maturity investments	$(4.8)	$.9	$(5.9)	$2.8
Short-term investments	(.1)	.6	(.3)	.3
Common equity securities	—	.4	—	.4
Investment in MediaAlpha	—	—	—	160.3
Other long-term investments	2.0	10.5	20.7	(8.3)
Net realized investment gains (losses)	(2.9)	12.4	14.5	155.5

Unrealized investment gains (losses)
Fixed maturity investments	(54.6)	8.2	(134.1)	(19.2)
Short-term investments	(.7)	1.0	(.5)	—
Common equity securities	(11.6)	4.6	(10.6)	5.6
Investment in MediaAlpha	(113.5)	113.0	(94.7)	(89.0)
Other long-term investments	(37.0)	36.9	13.4	83.9
Net unrealized investment gains (losses)	(217.4)	163.7	(226.5)	(18.7)
Net realized and unrealized investment gains (losses), before amount attributable to TPC providers(1)	(220.3)	176.1	(212.0)	136.8
Amount attributable to TPC Providers	2.7	(3.5)	4.8	(4.8)
Net realized and unrealized investment gains (losses)	$(217.6)	$172.6	$(207.2)	$132.0

Fixed maturity and short-term investments
Net realized and unrealized investment gains (losses)	$(60.2)	$10.7	$(140.8)	$(16.1)
Less: net realized and unrealized gains (losses) on investment securities sold during the period	(2.1)	(.3)	(3.1)	(1.3)
Net unrealized investment gains (losses) on investment securities held at the end of the period	$(58.1)	$11.0	$(137.7)	$(14.8)

Common equity securities and investment in MediaAlpha
Net realized and unrealized investment gains (losses) on common equity securities	$(11.6)	$5.0	$(10.6)	$6.0
Net realized and unrealized investment gains (losses) from investment in MediaAlpha	(113.5)	113.0	(94.7)	71.3
Total net realized and unrealized investment gains (losses)	(125.1)	118.0	(105.3)	77.3
Less: net realized and unrealized gains (losses) on investment securities sold during the period	—	—	—	19.9
Net unrealized investment gains (losses) on investment securities held at the end of the period	$(125.1)	$118.0	$(105.3)	$57.4
(1) For the three months ended June 30, 2022 and 2021, includes $(24.5) and $(0.2) of realized and unrealized investment gains (losses) related to foreign currency exchange. For the six months ended June 30, 2022 and 2021, includes $(21.8) and $(0.4) of realized and unrealized investment gains (losses) related to foreign currency exchange.

The following table presents total gains included in earnings attributable to net unrealized investment gains for Level 3 investments for the three and six months ended June 30, 2022 and 2021 for investments still held at the end of the period:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2022	2021	2022	2021
Other long-term investments	$(10.2)	$32.3	$17.0	$49.0
Total net unrealized investment gains, pre-tax - Level 3 investments	$(10.2)	$32.3	$17.0	$49.0

Investment Holdings

The following tables present the cost or amortized cost, gross unrealized investment gains (losses), net foreign currency gains (losses) and carrying values of White Mountains’s fixed maturity investments as of June 30, 2022 and December 31, 2021:

	June 30, 2022
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Foreign Currency Gains (Losses)	Carrying Value
U.S. Government and agency obligations	$233.0	$—	$(7.2)	$—	$225.8
Debt securities issued by corporations	1,043.5	.5	(67.4)	(2.4)	974.2
Municipal obligations	291.8	1.0	(12.5)	—	280.3
Mortgage and asset-backed securities	268.5	—	(23.9)	—	244.6
Collateralized loan obligations	150.8	—	(6.0)	(3.0)	141.8
Total fixed maturity investments	$1,987.6	$1.5	$(117.0)	$(5.4)	$1,866.7

	December 31, 2021
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Foreign Currency Gains (Losses)	Carrying Value
U.S. Government and agency obligations	$212.1	$.5	$(1.1)	$—	$211.5
Debt securities issued by corporations	993.3	8.7	(8.7)	(.4)	992.9
Municipal obligations	276.4	16.8	(1.3)	—	291.9
Mortgage and asset-backed securities	277.2	2.9	(2.5)	—	277.6
Collateralized loan obligations	136.5	—	(.4)	(1.1)	135.0
Total fixed maturity investments	$1,895.5	$28.9	$(14.0)	$(1.5)	$1,908.9

The following table presents the cost or amortized cost and carrying values of White Mountains’s fixed maturity investments by contractual maturity as of June 30, 2022. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	June 30, 2022
Millions	Cost or Amortized Cost	Carrying Value
Due in one year or less	$205.1	$202.2
Due after one year through five years	892.5	843.7
Due after five years through ten years	361.1	330.0
Due after ten years	109.6	104.4
Mortgage and asset-backed securities and collateralized loan obligations	419.3	386.4
Total fixed maturity investments	$1,987.6	$1,866.7

The following tables present the cost or amortized cost, gross unrealized investment gains (losses), net foreign currency gains (losses), and carrying values of common equity securities, White Mountains’s investment in MediaAlpha and other long-term investments as of June 30, 2022 and December 31, 2021:

	June 30, 2022
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Foreign Currency Gains (Losses)	Carrying Value
Common equity securities	$274.3	$20.9	$(6.7)	$(9.9)	$278.6
Investment in MediaAlpha	$—	$166.9	$—	$—	$166.9
Other long-term investments	$1,264.2	$295.6	$(81.1)	$(10.0)	$1,468.7

	December 31, 2021
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Foreign Currency Gains (Losses)	Carrying Value
Common equity securities	$236.3	$16.1	$—	$(1.3)	$251.1
Investment in MediaAlpha	$—	$261.6	$—	$—	$261.6
Other long-term investments	$1,186.7	$239.0	$(44.1)	$(3.8)	$1,377.8

Fair Value Measurements

Fair value measurements are categorized into a hierarchy that distinguishes between inputs based on market data from independent sources (observable inputs) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (unobservable inputs). Quoted prices in active markets for identical assets or liabilities have the highest priority (Level 1), followed by observable inputs other than quoted prices, including prices for similar but not identical assets or liabilities (Level 2) and unobservable inputs, including the reporting entity’s estimates of the assumptions that market participants would use, having the lowest priority (Level 3). See Note 19 — “Fair Value of Financial Instruments.”
As of June 30, 2022 and December 31, 2021, White Mountains used quoted market prices or other observable inputs to determine fair value for approximately 64% and 68% of the investment portfolio.

Fair Value Measurements by Level

The following tables present White Mountains’s fair value measurements for investments as of June 30, 2022 and December 31, 2021 by level. The major security types were based on the legal form of the securities. White Mountains has disaggregated its fixed maturity investments based on the issuing entity type, which impacts credit quality, with debt securities issued by U.S. government entities carrying minimal credit risk, while the credit and other risks associated with other issuers, such as corporations, municipalities or entities issuing mortgage and asset-backed securities vary depending on the nature of the issuing entity type. White Mountains further disaggregates debt securities issued by corporations by industry sector because investors often reference commonly used benchmarks and their subsectors to monitor risk and performance. Accordingly, White Mountains has further disaggregated this asset class into subclasses based on the similar sectors and industry classifications it uses to evaluate investment risk and performance against commonly used benchmarks, such as the Bloomberg Barclays U.S. Intermediate Aggregate.

	June 30, 2022
Millions	Fair Value	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. Government and agency obligations	$225.8	$225.8	$—	$—

Debt securities issued by corporations:
Financials	263.5	—	263.5	—
Consumer	176.8	—	176.8	—
Technology	117.9	—	117.9	—
Industrial	112.7	—	112.7	—
Healthcare	105.9	—	105.9	—
Utilities	75.1	—	75.1	—
Communications	57.8	—	57.8	—
Energy	40.3	—	40.3	—
Materials	24.2	—	24.2	—
Total debt securities issued by corporations	974.2	—	974.2	—

Municipal obligations	280.3	—	280.3	—
Mortgage and asset-backed securities	244.6	—	244.6	—
Collateralized loan obligations	141.8	—	141.8	—
Total fixed maturity investments	1,866.7	225.8	1,640.9	—

Short-term investments	245.1	245.1	—	—

Common equity securities (1)	278.6	—	278.6	—
Investment in MediaAlpha	166.9	166.9	—	—
Other long-term investments	947.1	—	13.8	933.3
Other long-term investments — NAV (2)	521.6	—	—	—
Total other long-term investments	1,468.7	—	13.8	933.3
Total investments	$4,026.0	$637.8	$1,933.3	$933.3
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

Investments Held on Deposit or as Collateral

As of June 30, 2022 and December 31, 2021, investments of $461.5 million and $479.5 million were held in trusts required to be maintained in relation to HG Global’s reinsurance agreements with BAM.
BAM and one of the Other Operating Businesses are required to maintain deposits with certain insurance regulatory agencies in order to maintain their insurance licenses. The fair value of such deposits, which represent state deposits and are included within the investment portfolio, totaled $4.8 million as of June 30, 2022 and December 31, 2021.
Lloyd’s trust deposits are generally required of Lloyd's syndicates to protect policyholders in non-U.K. markets and are pledged into Lloyd’s trust accounts to provide a portion of the capital needed to support obligations at Lloyd’s. As of June 30, 2022 and December 31, 2021, Ark held Lloyd’s trust deposits with a fair value of $113.4 million and $113.8 million
The underwriting capacity of a member of Lloyd’s must be supported by providing a deposit (“Funds at Lloyd’s”) in the form of cash, securities or letters of credit in an amount determined by Lloyd’s. The amount of such deposit is calculated for each member through the completion of an annual capital adequacy exercise. These requirements allow Lloyd’s to evaluate that each member has sufficient assets to meet its underwriting liabilities plus a required solvency margin. As of June 30, 2022 and December 31, 2021, the fair value of Ark’s Funds at Lloyd’s investment deposits totaled $304.8 million and $342.8 million.
As of June 30, 2022 and December 31, 2021, Ark had $49.8 million and $50.0 million of short-term investments pledged as collateral under an uncommitted standby letter of credit. See Note 7 — “Debt.”

Debt Securities Issued by Corporations

The following table presents the credit ratings of debt securities issued by corporations held in White Mountains’s investment portfolio as of June 30, 2022 and December 31, 2021:

	Fair Value at
Millions	June 30, 2022	December 31, 2021
AAA	$11.6	$12.0
AA	87.2	85.0
A	502.3	490.4
BBB	366.4	396.8
Other	6.7	8.7
Debt securities issued by corporations (1)	$974.2	$992.9
(1)    Credit ratings are based upon issuer credit ratings provided by Standard & Poor’s Financial Services LLC (“Standard & Poor’s”), or if unrated by Standard & Poor’s, long-term obligation ratings provided by Moody’s Investor Service, Inc.

Mortgage and Asset-backed Securities and Collateralized Loan Obligations

The following table presents the fair value of White Mountains’s mortgage and asset-backed securities and collateralized loan obligations as of June 30, 2022 and December 31, 2021:

	June 30, 2022			December 31, 2021
Millions	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
Mortgage-backed securities:
Agency:
FNMA	$109.0	$109.0	$—	$125.4	$125.4	$—
FHLMC	79.2	79.2	—	90.5	90.5	—
GNMA	32.2	32.2	—	40.1	40.1	—
Total agency (1)	220.4	220.4	—	256.0	256.0	—
Non-agency: Residential	.4	.4	—	.5	.5	—
Total non-agency	.4	.4	—	.5	.5	—
Total mortgage-backed securities	220.8	220.8	—	256.5	256.5	—
Other asset-backed securities:
Credit card receivables	12.0	12.0	—	12.3	12.3	—
Vehicle receivables	11.8	11.8	—	8.8	8.8	—
Total other asset-backed securities	23.8	23.8	—	21.1	21.1	—
Total mortgage and asset-backed securities	244.6	244.6	—	277.6	277.6	—
Collateralized loan obligations	141.8	141.8	—	135.0	135.0	—
Total mortgage and asset-backed securities and collateralized loan obligations	$386.4	$386.4	$—	$412.6	$412.6	$—
(1)    Represents publicly traded mortgage-backed securities which carry the full faith and credit guaranty of the U.S. Government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

As of June 30, 2022, White Mountains’s investment portfolio included $141.8 million of collateralized loan obligations that are within the senior tranches of their respective fund securitization structures. All of White Mountains’s collateral loan obligations were rated AAA or AA as of June 30, 2022.

Investment in MediaAlpha

Following the MediaAlpha IPO, White Mountains’s investment in MediaAlpha is accounted for at fair value based on the publicly traded share price of MediaAlpha’s common stock and is presented as a separate line item on the balance sheet.
At the June 30, 2022 closing price of $9.85 per share, the fair value of White Mountains’s investment in MediaAlpha was $166.9 million. See Note 2 — “Significant Transactions.”

Other Long-Term Investments

The following table presents the carrying values of White Mountains’s other long-term investments as of June 30, 2022 and December 31, 2021:

	Fair Value at
Millions	June 30, 2022	December 31, 2021
Kudu’s Participation Contracts	$727.0	$669.5
PassportCard/DavidShield	132.0	120.0
Elementum Holdings, L.P.	45.0	45.0
Other unconsolidated entities (1)	12.2	34.4
Total unconsolidated entities	916.2	868.9
Private equity funds and hedge funds	200.1	153.8
Bank loan fund	154.4	163.0
Lloyd’s trust deposits	113.4	113.8
ILS funds	51.6	51.9
Private debt investments	13.0	14.1
Other	20.0	12.3
Total other long-term investments	$1,468.7	$1,377.8
(1) Includes White Mountains’s non-controlling equity interests in certain private common equity securities, convertible preferred securities, limited liability company units and Simple Agreement for Future Equity (“SAFE”) investments.

Private Equity Funds and Hedge Funds
White Mountains invests in private equity funds and hedge funds, which are included in other long-term investments. The fair value of these investments is generally estimated using the NAV of the funds. As of June 30, 2022, White Mountains held investments in 16 private equity funds and one hedge fund. The largest investment in a single private equity fund or hedge fund was $35.4 million and $31.3 million as of June 30, 2022 and December 31, 2021.
The following table presents the fair value of investments and unfunded commitments in private equity funds and hedge funds by investment objective and sector as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
Millions	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Private equity funds
Aerospace/Defense/Government	$107.0	$43.5	$69.8	$11.8
Financial services	80.0	55.6	67.7	29.3
Real estate	4.7	2.5	4.3	2.9
Total private equity funds	191.7	101.6	141.8	44.0
Hedge funds
European small/mid cap	8.4	—	12.0	—
Total hedge funds	8.4	—	12.0	—
Total private equity funds and hedge funds included in other long-term investments	$200.1	$101.6	$153.8	$44.0

Investments in private equity funds are generally subject to a lock-up period during which investors may not request a redemption. Distributions prior to the expected termination date of the fund may be limited to dividends or proceeds arising from the liquidation of the fund’s underlying investments. In addition, certain private equity funds have the option to extend the lock-up period.

The following table presents investments in private equity funds that were subject to lock-up periods as of June 30, 2022:

Millions	1 – 3 years	3 – 5 years	5 – 10 years	>10 years	Total
Private equity funds — expected lock-up period remaining	$29.8	$21.0	$128.8	$12.1	$191.7

Investors in private equity funds are generally subject to indemnification obligations outside of the capital commitment period and prior to the winding up of the fund. As of June 30, 2022 and December 31, 2021, White Mountains is not aware of any indemnification claims relating to its investments in private equity funds.
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

Bank Loan Fund
White Mountains’s other long-term investments include a bank loan fund with a fair value of $154.4 million as of June 30, 2022. The fair value of this investment is estimated using the NAV of the fund. The bank loan fund’s investment objective is to provide, on an unleveraged basis, high current income consistent with preservation of capital and low duration. The bank loan fund primarily invests in a broad portfolio of U.S. dollar-denominated, non-investment grade, floating-rate senior secured loans and may invest in other financial instruments, such as secured and unsecured corporate debt, credit default swaps, reverse repurchase agreements, synthetic indices and cash and cash equivalents.
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

Lloyd’s Trust Deposits
White Mountains’s other long-term investments include Lloyd’s trust deposits, which consist of non-U.K. deposits and Canadian comingled pooled funds. The Lloyd’s trust deposits invest primarily in short-term government securities, agency securities and corporate bonds held in trusts that are managed by Lloyd's of London. These investments are generally required of Lloyd's syndicates to protect policyholders in non-U.K. markets and are pledged into Lloyd’s trust accounts to provide a portion of the capital needed to support obligations at Lloyd’s. The fair value of the Lloyd’s trust deposits is generally estimated using the NAV of the funds. As of June 30, 2022, White Mountains held Lloyd’s trust deposits with a fair value of $113.4 million.

Insurance-Linked Securities Funds
White Mountains’s other long-term investments include ILS fund investments. The fair value of these investments is generally estimated using the NAV of the funds. As of June 30, 2022, White Mountains held investments in ILS funds with a fair value of $51.6 million.
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

Rollforward of Level 3 Investments

Level 3 measurements as of June 30, 2022 and 2021 consist of securities for which the estimated fair value has not been determined based upon quoted market price inputs for identical or similar securities. The following table presents the changes in White Mountains’s fair value measurements for Level 3 investments for the six months ended June 30, 2022 and 2021:

Level 3 Investments
Millions	Other Long-term Investments		Other Long-term Investments
Balance at December 31, 2021	$890.6	Balance at December 31, 2020	$614.2
Net realized and unrealized gains	16.6	Net realized and unrealized gains	48.9
Amortization/accretion	—	Amortization/accretion	—
Purchases	57.8	Purchases	13.2
Sales	(31.7)	Sales	(11.5)
Effect of Ark Transaction	—	Effect of Ark Transaction	9.6
Transfers in	—	Transfers in	—
Transfers out	—	Transfers out	—
Balance at June 30, 2022	$933.3	Balance at June 30, 2021	$674.4

Fair Value Measurements — Transfers Between Levels - Six months ended June 30, 2022 and 2021
Transfers between levels are recorded using the fair value measurement as of the end of the quarterly period in which the event or change in circumstance giving rise to the transfer occurred.
During the six months ended June 30, 2022 and 2021, there were no fixed maturity investments or other long-term investments classified as Level 3 measurements in the prior period that were transferred to Level 2 measurements.
During the six months ended June 30, 2022 and 2021, there were no fixed maturity investments or other long-term investments classified as Level 2 measurements in the prior period that were transferred to Level 3 measurements.

Significant Unobservable Inputs

The following tables present significant unobservable inputs used in estimating the fair value of White Mountains’s other long-term investments, classified within Level 3 as of June 30, 2022 and December 31, 2021. The tables below exclude $18.3 million and $46.7 million of Level 3 other long-term investments generally valued based on recent or expected transaction prices. The fair value of investments in private equity funds and hedge funds, bank loan funds, Lloyd’s trust deposits and ILS funds are generally estimated using the NAV of the funds.

$ in Millions	June 30, 2022
Description	Valuation Technique(s) (1)	Fair Value (2)	Unobservable Inputs
			Discount Rate (6)	Terminal Cash Flow Exit Multiple (x) or Terminal Revenue Growth Rate (%) (6)
Kudu’s Participation Contracts (3)(4)(5)	Discounted cash flow	$727.0	17% - 24%	7x - 15x
PassportCard/DavidShield	Discounted cash flow	$132.0	23%	4%
Elementum Holdings, L.P.	Discounted cash flow	$45.0	18%	4%
Private debt investments	Discounted cash flow	$11.0	10%	N/A
(1) Key inputs to the discounted cash flow analysis generally include projections of future revenue and earnings, discount rates and terminal exit multiples or growth rates.
(2) Includes the net unrealized investment gains (losses) associated with foreign currency; foreign currency effects based on observable inputs.
(3) Since Kudu’s Participation Contracts are not subject to corporate taxes within Kudu Investment Management, LLC, pre-tax discount rates are applied to pre-tax cash flows in determining fair values. The weighted average discount rate and weighted average terminal cash flow exit multiple applied to Kudu’s Participation Contracts is 20% and 11x.
(4) As of June 30, 2022, two of Kudu’s Participation Contracts with a total fair value of $185.9 were valued using a probability weighted expected return method, which was based on a discounted cash flow analysis and an expected sale transaction.
(5) In 2022, Kudu deployed a total of $52.8 into new and existing Kudu Participation Contracts, including Gramercy Funds Management and TK Partners.
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
(4) In 2021, Kudu deployed a total of $223.4 into new and existing Kudu Participation Contracts, including TIG Advisors, TK Partners, Third Eye Capital Management, Douglass Winthrop Advisors, Granahan Investment Management and Radcliffe Capital Management.
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
The following table presents the economic lives, acquisition date fair values, accumulated amortization and net carrying values for other intangible assets and goodwill, by reportable segment as of June 30, 2022 and December 31, 2021:

$ in Millions	Weighted Average Economic Life (in years)	June 30, 2022			December 31, 2021
		Acquisition Date Fair Value	Accumulated Amortization	Net Carrying Value	Acquisition Date Fair Value	Accumulated Amortization	Net Carrying Value
Goodwill:
Ark	N/A	$116.8	$—	$116.8	$116.8	$—	$116.8
Kudu	N/A	7.6	—	7.6	7.6		7.6
Other Operations (1)	N/A	77.4	—	77.4	17.9	—	17.9
Total goodwill		201.8	—	201.8	142.3	—	142.3
Other intangible assets:
Ark
Underwriting Capacity	N/A	175.7	—	175.7	175.7	—	175.7
Kudu
Trade names	7	2.2	1.1	1.1	2.2	.9	1.3
Other Operations
Trade names	17.5	8.2	2.0	6.2	8.2	1.5	6.7
Customer relationships	13.0	18.8	5.7	13.1	18.8	4.5	14.3
Other	5.3	.3	.2	.1	.3	.1	.2
Subtotal		27.3	7.9	19.4	27.3	6.1	21.2
Total other intangible assets		205.2	9.0	196.2	205.2	7.0	198.2
Total goodwill and other intangible assets		$407.0	$9.0	398.0	$347.5	$7.0	340.5
Goodwill and other intangible assets attributed to non-controlling interests				(103.4)			(91.8)
Goodwill and other intangible assets included in White Mountains’s common shareholders’ equity				$294.6			$248.7
(1) The relative fair values of goodwill and other intangible assets recognized in connection with recent acquisitions within Other Operations had not yet been finalized as of June 30, 2022.

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
The following table presents a summary of the acquisition date fair values of goodwill and other intangible assets for acquisitions completed from January 1, 2021 through June 30, 2022:

$ in Millions
Acquisition of subsidiary/ asset	Goodwill and Other intangible asset (1)	Acquisition Date
Ark	$292.5	January 1, 2021
Other Operations	$90.5	Various
(1) Acquisition date fair values include the effect of adjustments during the measurement period and excludes the effect of foreign currency translation subsequent to the acquisition date.

The following tables present the change in goodwill and other intangible assets for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022				2021
Millions	Goodwill		Other Intangible Assets	Total Goodwill and Other Intangible Assets	Goodwill		Other Intangible Assets	Total Goodwill and Other Intangible Assets
Beginning balance	$142.3		$197.2	$339.5	$135.7		$201.6	$337.3
Acquisition of businesses	59.5	(1)	—	59.5	15.8	(1)	—	15.8
Amortization	—		(1.0)	(1.0)	—		(.5)	(.5)
Ending balance	$201.8		$196.2	$398.0	$151.5		$201.1	$352.6
(1) The relative fair values of goodwill and other intangible assets recognized in connection with recent acquisitions within Other Operations had not yet been finalized.

	Six Months Ended June 30,
	2022				2021
Millions	Goodwill		Other Intangible Assets	Total Goodwill and Other Intangible Assets	Goodwill		Other Intangible Assets	Total Goodwill and Other Intangible Assets
Beginning balance	$142.3		$198.2	$340.5	$19.2		$26.4	$45.6
Ark Transaction	—		—	—	116.8		175.7	292.5
Acquisition of businesses	59.5	(2)	—	59.5	15.8	(2)	—	15.8
Measurement period adjustments (1)	—		—	—	(.3)		.1	(.2)
Amortization	—		(2.0)	(2.0)	—		(1.1)	(1.1)
Ending balance	$201.8		$196.2	$398.0	$151.5		$201.1	$352.6
(1) Measurement period adjustments relate to updated information about acquisition date fair values of assets acquired and liabilities assumed. During the six months ended June 30, 2021, adjustments primarily relate to goodwill and other intangible assets of $0.2 in connection with the acquisition in the Other Operations segment.
(2) The relative fair values of goodwill and other intangible assets recognized in connection with recent acquisitions within Other Operations had not yet been finalized.

Note 5.  Loss and Loss Adjustment Expense Reserves

The following table summarizes the loss and LAE reserve activity of Ark’s insurance and reinsurance subsidiaries for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2022	2021	2022	2021
Gross beginning balance	$999.6	$751.9	$894.7	$696.0
Less: beginning reinsurance recoverable on unpaid losses (1)	(396.0)	(447.5)	(428.9)	(433.4)
Net loss and LAE reserves	603.6	304.4	465.8	262.6

Loss and LAE incurred relating to:
Current year losses	143.2	61.6	268.9	127.1
Prior year losses	(22.7)	(9.0)	(26.4)	(8.5)
Net incurred losses and LAE	120.5	52.6	242.5	118.6

Loss and LAE paid relating to:
Current year losses	(14.1)	(1.1)	(14.7)	(2.5)
Prior year losses	(54.4)	(18.3)	(93.8)	(41.8)
Net paid loss and LAE	(68.5)	(19.4)	(108.5)	(44.3)

Change in TPC Providers’ participation (2)	—	—	57.5	(2.2)
Foreign currency translation and other adjustments to loss and LAE reserves	(9.0)	(2.9)	(10.7)	—

Net ending balance	646.6	334.7	646.6	334.7
Plus: ending reinsurance recoverable on unpaid losses (3)	375.5	425.3	375.5	425.3
Gross ending balance	$1,022.1	$760.0	$1,022.1	$760.0
(1) The beginning reinsurance recoverable on unpaid losses includes amounts attributable to TPC Providers of $207.3 and $331.0 for the three months ended June 30, 2022 and 2021 and $276.8 and $319.2 for the six months ended June 30, 2022 and 2021.
(2) Amount represents the impact to net loss and LAE reserves due to a change in the TPC Providers’ participation related to the annual reinsurance to close (“RITC”) process.
(3) The ending reinsurance recoverable on unpaid losses includes amounts attributable to TPC Providers of $182.4 and $314.6 as of June 30, 2022 and 2021.

For the three and six months ended June 30, 2022, Ark recognized $22.7 million and $26.4 million of net favorable prior year loss reserve development. Ark’s net favorable prior year loss reserve development in 2022 was driven primarily by the property and accident & health and specialty reserving lines of business, including favorable claims experience on prior year catastrophe events in the second quarter. For the three and six months ended June 30, 2021, Ark recognized $9.0 million and $8.5 million of net favorable prior year loss reserve development. Ark’s net favorable prior year loss reserve development in 2021, primarily related to property and accident & health and marine & energy reserving lines of business.

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

An RITC agreement is generally put in place after the third year of operations for a year of account such that the outstanding loss and LAE reserves, including future development thereon, are reinsured into the next year of account. As a result, and in combination with the changing participation provided by TPC Providers, Ark’s participation on outstanding loss and LAE reserves reinsured into the next year of account may change, perhaps significantly. During the first quarter of 2022, an RITC was executed such that the outstanding loss and LAE reserves for claims arising out of the 2019 year of account, for which the TPC Providers’ participation in the total net results of the Syndicates was 58.3%, were reinsured into the 2020 year of account, for which the TPC Providers’ participation in the total net results of the Syndicates is 42.8%. During the first quarter of 2021, an RITC was executed such that the outstanding loss and LAE reserves for claims arising out of the 2018 year of account, for which the TPC Providers’ participation in the total net results of the Syndicates was 57.6%, were reinsured into the 2019 year of account, for which the TPC Providers’ participation in the total net results of the Syndicates was 58.3%.

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
The following table summarizes the effects of reinsurance on written and earned premiums and on losses and LAE for Ark for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2022	2021	2022	2021
Written premiums:
Gross	$403.9	$328.1	$1,037.0	$732.6
Ceded	(133.7)	(65.9)	(223.0)	(128.0)
Net written premiums	$270.2	$262.2	$814.0	$604.6
Earned premiums:
Gross	$266.4	$174.9	$511.7	$337.5
Ceded	(49.1)	(57.1)	(100.0)	(115.1)
Net earned premiums	$217.3	$117.8	$411.7	$222.4
Losses and loss adjustment expenses:
Gross	$138.4	$63.6	$321.5	$179.2
Ceded	(17.9)	(11.0)	(79.0)	(60.6)
Net losses and loss adjustment expenses	$120.5	$52.6	$242.5	$118.6

As of June 30, 2022, Ark had $375.5 million and $23.2 million of reinsurance recoverables on unpaid and paid losses. As of June 30, 2021, Ark had $425.3 million and $6.0 million of reinsurance recoverables on unpaid and paid losses. As reinsurance contracts do not relieve Ark of its obligation to its policyholders, Ark seeks to reduce the credit risk associated with reinsurance balances by avoiding over-reliance on specific reinsurers through the application of concentration limits and thresholds. Ark is selective with its reinsurers, placing reinsurance with only those reinsurers having a strong financial condition. Ark monitors the financial strength of its reinsurers on an ongoing basis.
As of June 30, 2022, Ark’s reinsurance recoverables of $398.7 million included $182.4 million attributable to TPC Providers, which are collateralized. As of June 30, 2021, Ark’s reinsurance recoverables of $431.3 million included $314.6 million related to TPC Providers, which are collateralized.

The following table provides a listing of Ark’s remaining gross and net reinsurance recoverables, excluding amounts attributable to TPC Providers, by the reinsurer’s A.M. Best Company, Inc (“A.M. Best”) rating and the percentage of total recoverables as of June 30, 2022:

$ in Millions	As of June 30, 2022
A.M. Best Rating(1)	Gross	Collateral	Net	% of Total
A+ or better	$126.8	$.7	$126.1	60.2%
A- to A	51.9	$—	51.9	24.7
B++ or lower and not rated	37.6	5.9	31.7	15.1
Total	$216.3	$6.6	$209.7	100.0%
(1) A.M. Best ratings as detailed above are: “A+ or better” (Superior) “A- to A” (Excellent), “B++” (Good).

See Note 10 — “Municipal Bond Guarantee Insurance” for third-party reinsurance balances related to White Mountains’s financial guarantee business.

Reinsurance Contracts Accounted for as Deposits

Ark has an aggregate excess of loss contract with SiriusPoint Ltd. (“SiriusPoint”), which is accounted for using the deposit method and recorded within other assets. Ark earns an annual crediting rate of 3.0%, which is recorded within other revenue. During the fourth quarter of 2021, Ark negotiated a reduction of $31.7 million, including accrued interest, to the aggregate excess of loss contract with SiriusPoint. As of June 30, 2022, the carrying value of Ark’s deposit in SiriusPoint, including accrued interest, was $20.1 million.
See Note 10 — “Municipal Bond Guarantee Insurance” for reinsurance contracts accounted for as deposits related to White Mountains’s financial guarantee business.

Note 7.  Debt

The following table presents White Mountains’s debt outstanding as of June 30, 2022 and December 31, 2021:

$ in Millions	June 30, 2022	Effective Rate	(1)	December 31, 2021	Effective Rate	(1)
HG Global Senior Notes	$150.0	7.6%		$—	N/A
Unamortized discount and issuance cost	(3.7)			—
HG Global Senior Notes, carrying value	146.3			—
Ark 2007 Subordinated Notes, carrying value	30.0			30.0
Ark 2021 Notes Tranche 1	41.5			44.2
Ark 2021 Notes Tranche 2	47.0			47.0
Ark 2021 Notes Tranche 3	70.0			70.0
Unamortized issuance cost	(5.0)			(5.3)
Ark 2021 Subordinated Notes, carrying value	153.5			155.9
Total Ark Subordinated Notes, carrying value	183.5	6.8%		185.9	6.9%
Kudu Credit Facility	260.4	5.1%		225.4	4.3%
Unamortized issuance cost	(7.1)			(7.2)
Kudu Credit Facility, carrying value	253.3			218.2
Other Operations debt	35.7	7.4%		17.1	7.5%
Unamortized issuance cost	(.7)			(.3)
Other Operations debt, carrying value	35.0			16.8
Total debt	$618.1			$420.9
 (1) Effective rate includes the effect of the amortization of debt issuance costs.

HG Global Senior Notes

On April 29, 2022, HG Global received the proceeds of its $150.0 million face value floating rate secured senior notes (the “HG Global Senior Notes”). The HG Global Senior Notes, which mature in April 2032, accrue interest at a floating rate equal to the three-month Secured Overnight Financing Rate (“SOFR”) plus 6.3% per annum. Subsequent to the five-year anniversary of the funding date, absent the occurrence of an early amortization trigger event, HG Global will make payments of principal on a quarterly basis totaling $15.0 million annually. Upon the occurrence of an early amortization trigger event, HG Global is required to use all available cash flow to repay the notes. Early amortization trigger events include scenarios in which HG Re is effectively in run off. HG Global has the option to redeem, in whole or in part, the HG Global Senior Notes after the five-year anniversary of the funding date at the outstanding principal amounts plus accrued interest.
The HG Global Senior Notes require HG Global to maintain an interest reserve account of eight times the interest accrued for the most recent quarterly interest period, which is included in short-term investments. As of June 30, 2022, the interest reserve account is $22.0 million.
The HG Global Senior Notes are secured by the capital stock and other equity interests of HG Global’s subsidiaries, the interest reserve account, and all cash and non-cash proceeds from the foregoing collateral. The HG Global Senior Notes contain various affirmative and negative covenants that White Mountains considers to be customary for such borrowings.
If the payments of principal and interest under the HG Global Senior Notes become subject to tax withholding on behalf of a relevant governmental authority for certain indemnified taxes, the HG Global Senior Notes require the payment of additional amounts such that the amount received by the noteholders is the same as would have been received absent the tax withholding being imposed. The HG Global Senior Notes require the payment of additional interest of 1.0% per annum if the HG Global Senior Notes receive a non-investment grade rating or are no longer rated.
As of June 30, 2022, the HG Global Senior Notes had an outstanding principal balance of $150.0 million.

Ark Subordinated Notes

In March 2007, GAIL issued $30.0 million face value of floating rate unsecured junior subordinated deferrable interest notes to Alesco Preferred Funding XII Ltd., Alesco Preferred Funding XIII Ltd. and Alesco Preferred Funding XIV Ltd (the “Ark 2007 Subordinated Notes”). The Ark 2007 Subordinated Notes, which mature in June 2037, accrue interest at a floating rate equal to the three-month U.S. London Inter-Bank Offered Rate (“LIBOR”) plus 4.6% per annum. As of June 30, 2022, the Ark 2007 Subordinated Notes had an outstanding principal balance of $30.0 million.
In the third quarter of 2021, GAIL issued $163.3 million face value floating rate subordinated notes at par in three separate transactions for proceeds of $157.8 million, net of debt issuance costs. The unsecured subordinated notes (the “Ark 2021 Subordinated Notes”) were issued in private placement offerings that were exempt from the registration requirements of the Securities Act of 1933. On July 13, 2021, Ark issued €39.1 million ($46.3 million based upon the foreign exchange spot rate as of the date of the transaction) face value floating rate unsecured subordinated notes (“Ark 2021 Notes Tranche 1”). The Ark 2021 Notes Tranche 1, which mature in July 2041, accrue interest at a floating rate equal to the three-month EURIBOR plus 5.75% per annum. On August 11, 2021, Ark issued $47.0 million face value floating rate unsecured subordinated notes (“Ark 2021 Notes Tranche 2”). The Ark 2021 Notes Tranche 2, which mature in August 2041, accrue interest at a floating rate equal to the three-month U.S. LIBOR plus 5.75% per annum. On September 8, 2021, Ark issued $70.0 million face value floating rate unsecured subordinated notes (“Ark 2021 Notes Tranche 3”). The Ark 2021 Notes Tranche 3, which mature in September 2041, accrue interest at a floating rate equal to the three-month U.S. LIBOR plus 6.1% per annum. On the ten-year anniversary of the issue dates, the interest rate for the Ark 2021 Subordinated Notes will increase by 1.0% per annum. Ark has the option to redeem, in whole or in part, the Ark 2021 Subordinated Notes ahead of contractual maturity at the outstanding principal amounts plus accrued interest at the ten-year anniversary or any subsequent interest payment date.
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
As of June 30, 2022, the Ark 2021 Notes Tranche 1 had an outstanding principal balance of €39.1 million ($41.5 million based upon the foreign exchange spot rate as of June 30, 2022), the Ark 2021 Notes Tranche 2 had an outstanding principal balance of $47.0 million, and the Ark 2021 Notes Tranche 3 had an outstanding principal balance of $70.0 million.
The Ark Subordinated Notes contain various affirmative and negative covenants that White Mountains considers to be customary for such borrowings.

Ark Standby Letter of Credit Facilities

In December 2021, Ark entered into two uncommitted secured standby letter of credit facility agreements to support the continued growth and expansion of its GAIL insurance and reinsurance operations. The standby letter of credit facility agreements were executed with ING Bank N.V., London Branch (the “ING LOC Facility”) with capacity of $50.0 million on an uncollateralized basis and with Citibank Europe Plc (the “Citibank LOC Facility”) with capacity of $100.0 million on a collateralized basis. As of June 30, 2022, the ING LOC Facility was undrawn. As of June 30, 2022, the Citibank LOC Facility had an outstanding principal balance of $36.2 million. As of June 30, 2022, $49.8 million of short-term investments were pledged as collateral under the Citibank LOC Facility. Ark’s uncommitted secured standby letter of credit facility agreements contain various representations, warranties and covenants that White Mountains considers to be customary for such borrowings.

Kudu Credit Facility and Kudu Bank Facility

On December 23, 2019, Kudu entered into a secured credit facility with Monroe Capital Management Advisors, LLC (the “Kudu Bank Facility”). On March 23, 2021, Kudu replaced the Kudu Bank Facility and entered into a secured revolving credit facility (the “Kudu Credit Facility”) with Mass Mutual to repay the Kudu Bank Facility, and to fund new investments and related transaction expenses. The maximum borrowing capacity of the Kudu Credit Facility is $300.0 million. The Kudu Credit Facility matures on March 23, 2036. In connection with the replacement of the Kudu Bank Facility, Kudu recognized a total loss of $4.1 million, representing debt issuance costs and prepayment fees, which are included within interest expense for the year to date period ended June 30, 2021.
The Kudu Credit Facility requires Kudu to maintain an interest reserve account, which is included in restricted cash. As of June 30, 2022, the interest reserve account is $7.3 million. The Kudu Credit Facility requires Kudu to maintain a ratio of the outstanding balance to the sum of the fair market value of the participation contracts and cash held in certain accounts (the “LTV Percentage”) of less than 50% in years 0-3, 40% in years 4-6, 25% in years 7-8, 15% in years 9-10, and 0% thereafter. As of June 30, 2022, Kudu has a 34.1% LTV Percentage.
Kudu may borrow undrawn balances within the initial three-year availability period, subject to customary terms and conditions, to the extent the amount borrowed under the Kudu Credit Facility does not exceed the borrowing base, which is equal to 35% of the fair value of qualifying Kudu Participation Contracts. As of June 30, 2022, the available undrawn balance was $27.8 million.

The following table presents the change in debt under the Kudu Bank Facility and Kudu Credit Facility for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2022	2021	2022	2021
Kudu Bank Facility
Beginning balance	$—	$—	$—	$89.2
Term loans
Borrowings	—	—	—	3.0
Repayments	—	—	—	(92.2)
Ending balance	$—	$—	$—	$—
Kudu Credit Facility
Beginning balance	$225.4	$102.0	$225.4	$—
Term loans
Borrowings	35.0	—	35.0	102.0
Repayments	—	—	—	—
Ending balance	$260.4	$102.0	$260.4	$102.0

The Kudu Credit Facility is secured by all property of the loan parties and contains various affirmative and negative covenants that White Mountains considers to be customary for such borrowings.

Other Operations Debt

As of June 30, 2022, debt in White Mountains’s Other Operations segment consisted of five secured credit facilities (collectively, “Other Operations debt”).
The first credit facility has a maximum borrowing capacity of $16.3 million, which is comprised of a term loan of $11.3 million, a delayed-draw term loan of $3.0 million and a revolving credit loan commitment of $2.0 million, all with a maturity date of March 12, 2024. The second credit facility has a maximum borrowing capacity of $15.0 million, which is comprised of a term loan of $9.0 million, a delayed-draw term loan of $4.0 million and a revolving credit loan commitment of $2.0 million, all with a maturity date of July 2, 2025. The third credit facility has a maximum borrowing capacity of $8.0 million, which is comprised of a revolving credit loan commitment, with a maturity date of December 9, 2026. The fourth credit facility has a maximum borrowing capacity of $11.5 million, which is comprised of a revolving credit loan commitment, with a maturity date of April 7, 2027. The fifth credit facility has a maximum borrowing capacity of $11.5 million, which is comprised of a revolving credit loan commitment, with a maturity date of May 31, 2027.
During the three months ended and six months ended June 30, 2022, White Mountains’s Other Operations segment borrowed $19.0 million and $21.0 million. During the three and six months ended June 30, 2022, White Mountains’s Other Operations segment made repayments of $1.1 million and $2.4 million. During the three and six months ended June 30, 2021, White Mountains’s Other Operations segment had no borrowings. During the three and six months ended June 30, 2021, White Mountains’s Other Operation segment made repayments of $0.2 million and $0.4 million on the term loans, under the second credit facility. As of June 30, 2022 and December 31, 2021, the White Mountains’s Other Operations segment debt had an outstanding principal balance of $35.7 million and $17.1 million.

Compliance

At June 30, 2022, White Mountains was in compliance in all material respects with the covenants under all of its debt instruments.

Note 8.  Income Taxes

The Company and its Bermuda domiciled subsidiaries are not subject to Bermuda income tax under current Bermuda law. In the event there is a change in the current law such that taxes are imposed, the Bermuda Exempted Undertakings Tax Protection Act of 1966 states that the Company and its Bermuda domiciled subsidiaries would be exempt from such tax until March 31, 2035. The Company has subsidiaries and branches that operate in various other jurisdictions around the world and are subject to tax in the jurisdictions in which they operate.  As of June 30, 2022, the primary jurisdictions in which the Company’s subsidiaries and branches were subject to tax were Ireland, Israel, Luxembourg, the United Kingdom and the United States.
White Mountains’s income tax benefit related to pre-tax loss from continuing operations for the three and six months ended June 30, 2022 represented an effective tax rate of 6.9% and 7.6%. The effective tax rate was different from the U.S. statutory rate of 21.0%, driven primarily by full year forecasted income in jurisdictions with lower tax rates than the United States, partially offset by a full valuation allowance on net deferred tax assets in certain U.S. operations, consisting of the WM Adams, Inc. consolidated tax group within the Other Operations segment, and BAM and state income taxes.
White Mountains’s income tax expense related to pre-tax income from continuing operations for the three months ended June 30, 2021 represented an effective tax rate of 18.6%. The effective tax rate was different from the U.S. statutory rate of 21.0%, driven primarily by full year forecasted income in jurisdictions with lower tax rates than the United States, partially offset by additional tax expense related to the revaluation of U.K. deferred tax assets and liabilities. On June 10, 2021, the U.K. enacted an increase in its corporate tax rate from 19.0% to 25.0% for periods after April 1, 2023. On June 30, 2021, White Mountains increased its net U.K. deferred tax liability to reflect the higher tax rate on temporary differences projected to reverse after the new rate becomes effective.
White Mountains’s income tax expense related to pre-tax income from continuing operations for the six months ended June 30, 2021 represented an effective tax rate of 42.1%. The effective tax rate was different from the U.S. statutory rate of 21.0%, driven primarily by the additional tax expense related to the revaluation of U.K. deferred tax assets and liabilities in relation to White Mountains’s pre-tax income in the first six months of 2021.
In arriving at the effective tax rate for the three and six months ended June 30, 2022 and 2021, White Mountains forecasted all income and expense items including the change in unrealized investment gains (losses) and realized investment gains (losses) for the years ending December 31, 2022 and 2021.
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

Note 9. Derivatives

HG Global Interest Rate Cap

On June 16, 2022, HG entered into an interest rate cap agreement, effective on July 25, 2022, to limit its exposure to the risk of interest rate increases on the HG Global Senior Notes. The notional amount of the interest rate cap is $150.0 million and the termination date is July 25, 2025.
HG paid initial premiums of $3.3 million for the interest rate cap. Under the terms of the interest rate cap agreement, if the current three-month SOFR rate at the measurement date exceeds 3.5%, HG will receive payments from the counterparty equal to the difference between the three-month SOFR rate on the determination date and 3.5%, multiplied by the notional amount of the cap based on the number of days in the quarter and a year equal to 360 days. As of June 30, 2022, the three-month SOFR rate was 2.1%.
HG accounts for the interest rate cap as a derivative at fair value, with changes in fair value recognized in current period earnings within interest expense. For the three and six months ended June 30, 2022, White Mountains recognized a loss of $1.5 million related to the change in fair value on the interest rate cap within interest expense. As of June 30, 2022, the estimated fair value of the interest rate cap recorded in other assets was $1.8 million.

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
In 2018, Fidus Re was initially capitalized by the issuance of $100.0 million of insurance-linked securities (the “Fidus Re 2018 Agreement”). The proceeds from issuance were placed in a collateral trust supporting Fidus Re’s obligations to BAM. The insurance-linked securities were issued by Fidus Re with an initial term of 12 years and are callable five years after the date of issuance. Under the Fidus Re 2018 Agreement, Fidus Re reinsures 90% of aggregate losses exceeding $165.0 million on a portion of BAM’s financial guarantee portfolio (the “2018 Covered Portfolio”) up to a total reimbursement of $100.0 million. The Fidus Re 2018 Agreement does not provide coverage for losses in excess of $276.1 million. The 2018 Covered Portfolio consists of approximately 29% of BAM’s portfolio of financial guaranty policies issued through June 30, 2022.
In the first quarter of 2021, Fidus Re issued an additional $150.0 million of insurance-linked securities (the “Fidus Re 2021 Agreement”) with an initial term of 12 years and are callable five years after the date of issuance. The proceeds from issuance were placed in a collateral trust supporting Fidus Re’s obligations to BAM. Under the Fidus Re 2021 Agreement, Fidus Re reinsures 90% of aggregate losses exceeding $135.0 million on a portion of BAM’s financial guarantee portfolio (the “2021 Covered Portfolio”) up to a total reimbursement of $150.0 million. The Fidus Re 2021 Agreement does not provide coverage for losses in excess of $301.7 million. The 2021 Covered Portfolio consists of approximately 34% of BAM’s portfolio of financial guaranty policies issued through June 30, 2022.
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
On a monthly basis, BAM deposits cash equal to ceded premiums, net of ceding commissions, due to HG Re under the FLRT directly into the Regulation 114 Trust. The Regulation 114 Trust target balance is equal to gross ceded unearned premiums and unpaid ceded loss and LAE, if any. If, at the end of any quarter, the Regulation 114 Trust balance is below the target balance, funds will be withdrawn from the Supplemental Trust and deposited into the Regulation 114 Trust in an amount equal to the shortfall. If, at the end of any quarter, the Regulation 114 Trust balance is above 102% of the target balance, funds will be withdrawn from the Regulation 114 Trust and deposited into the Supplemental Trust. The Regulation 114 Trust balance as of June 30, 2022 and December 31, 2021 was $253.6 million and $250.2 million.
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
As the BAM Surplus Notes are repaid over time, the BAM Surplus Notes will be replaced in the Supplemental Trust by cash and fixed income securities. The Supplemental Trust balance as of June 30, 2022 and December 31, 2021 was $583.6 million and $601.8 million.
As of June 30, 2022 and December 31, 2021, the Collateral Trusts held assets of $837.2 million and $852.0 million, which included $463.9 million and $481.7 million of cash and investments, $364.6 million and $364.6 million of BAM Surplus Notes and $8.7 million and $5.7 million of interest receivable on the BAM Surplus Notes.

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
During the three and six months ended June 30, 2022 and 2021, BAM made no repayments of the BAM Surplus Notes or accrued interest.
As of June 30, 2022 and December 31, 2021, the principal balance on the BAM Surplus Notes was $364.6 million and $364.6 million and total interest receivable on the BAM Surplus Notes was $163.5 million and $157.6 million.

Insured Obligations and Premiums

The following table presents a schedule of BAM’s insured obligations as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Contracts outstanding	12,852	12,350
Remaining weighted average contract period outstanding (in years)	10.7	10.8
Contractual debt service outstanding (in millions):
Principal	$95,926.1	$89,196.5
Interest	45,150.7	41,486.5
Total debt service outstanding	$141,076.8	$130,683.0

Gross unearned insurance premiums (in millions)	$274.0	$266.3

The following table presents a schedule of BAM’s future premium revenues as of June 30, 2022:

Millions	June 30, 2022
July 1, 2022 - December 31, 2022	$13.0
January 1, 2023 - March 31, 2023	6.4
April 1, 2023 - June 30, 2023	6.3
July 1, 2023 - September 30, 2023	6.2
October 1, 2023 - December 31, 2023	6.1
Total 2023	25.0
2024	23.5
2025	21.8
2026	20.3
2027	18.9
2028 and thereafter	151.5
Total gross unearned insurance premiums	$274.0

The following table presents a schedule of written premiums and earned premiums included in White Mountains’s HG Global/BAM segment for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2022	2021	2022	2021
Written premiums:
Direct	$17.1	$13.8	$26.5	$21.8
Assumed	—	—	—	4.5
Gross written premiums (1)	$17.1	$13.8	$26.5	$26.3
Earned premiums:
Direct	$7.9	$5.6	$15.5	$10.9
Assumed	2.6	.9	3.4	2.0
Gross earned premiums (1)	$10.5	$6.5	$18.9	$12.9
(1) There are no ceded premium amounts in the periods presented and gross earned premiums are equivalent to net written premiums and net earned premiums.

In January 2021, BAM entered into a 100% facultative quota share reinsurance agreement under which it assumed a portfolio of municipal bond guarantee contracts with a par value of $805.5 million.
None of the contracts assumed under these reinsurance agreements were non-performing, and no loss reserves have been established for any of the contracts, either as of the transaction date or as of June 30, 2022. The agreement, which covers future claims exposure only, meets the risk transfer criteria under ASC 944-20, Insurance Activities and accordingly has been accounted for as reinsurance.

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
The following table presents the Company’s computation of earnings per share from continuing operations for the three and six months ended June 30, 2022 and 2021. See Note 19 — “Held for Sale and Discontinued Operations.”

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Basic and diluted earnings per share numerators (in millions):
Net income (loss) attributable to White Mountains’s common shareholders	$(169.2)	$138.5	$(135.8)	$63.2
Less: total income (loss) from discontinued operations, net of tax (1)	6.4	1.1	10.1	(10.4)
Less: net (income) loss from discontinued operations attributable to non-controlling interests	$(.5)	$—	$(.6)	$1.1
Net income (loss) from continuing operations attributable to White Mountains’s common shareholders	$(175.1)	$137.4	$(145.3)	$72.5
Allocation of (earnings) losses to participating restricted common shares (2)	2.2	(1.7)	1.6	(.9)
Basic and diluted earnings (losses) per share numerators	$(172.9)	$135.7	$(143.7)	$71.6
Basic earnings per share denominators (in thousands):
Total average common shares outstanding during the period	2,979.0	3,107.8	2,992.5	3,104.0
Average unvested restricted common shares (3)	(38.3)	(37.8)	(33.9)	(35.1)
Basic earnings (losses) per share denominator	2,940.7	3,070.0	2,958.6	3,068.9
Diluted earnings per share denominator (in thousands):
Total average common shares outstanding during the period	2,979.0	3,107.8	2,992.5	3,104.0
Average unvested restricted common shares (3)	(38.3)	(37.8)	(33.9)	(35.1)
Diluted earnings (losses) per share denominator	2,940.7	3,070.0	2,958.6	3,068.9
Basic and diluted earnings per share (in dollars) - continuing operations:
Distributed earnings - dividends declared and paid	$—	$—	$1.00	$1.00
Undistributed earnings (losses)	(58.78)	44.21	(49.57)	22.35
Basic and diluted earnings (losses) per share	$(58.78)	$44.21	$(48.57)	$23.35
(1) Includes net gain (loss) from sale of Sirius Group, net of tax and net income (loss) from NSM Group discontinued operations, net of tax. See Note 19 — “Held for Sale and Discontinued Operations.”
(2) Restricted shares issued by White Mountains receive dividends and are therefore considered participating securities.
(3) Restricted shares outstanding vest upon a stated date. See Note 12 — “Employee Share-Based Incentive Compensation Plans.”

The following table presents the undistributed net earnings (losses) from continuing operations for the three and six months ended June 30, 2022 and 2021. See Note 19 — “Held for Sale and Discontinued Operations.”

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2022	2021	2022	2021
Undistributed net earnings (losses) - continuing operations:
Net income (losses) attributable to White Mountains’s common shareholders, net of restricted common share amounts	$(172.9)	$135.7	$(143.7)	$71.6
Dividends declared, net of restricted common share amounts (1)	—	—	(3.0)	(3.1)
Total undistributed net earnings (losses), net of restricted common share amounts	$(172.9)	$135.7	$(146.7)	$68.5
(1) Restricted shares issued by White Mountains receive dividends and are therefore considered participating securities.

Note 12. Employee Share-Based Incentive Compensation Plans

White Mountains’s Long-Term Incentive Plan (the “WTM Incentive Plan”) provides for grants of various types of share-based and non-share-based incentive awards to key employees of White Mountains. As of June 30, 2022 and 2021, White Mountains’s share-based compensation incentive awards consist of performance shares and restricted shares.

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
The following table presents the performance share activity for the three and six months ended June 30, 2022 and 2021 for performance shares granted under the WTM Incentive Plan:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	39,302	$21.9	40,784	$38.2	40,828	$42.2	42,458	$56.3
Shares paid (1)	—	—	—	—	(14,625)	(26.4)	(14,117)	(34.6)
New grants	150	—	475	—	13,225	—	13,475	—
Forfeitures and cancellations (2)	(3)	(.4)	(7)	(.2)	21	(.1)	(564)	.2
Expense recognized	—	19.7	—	7.7	—	25.5	—	23.8
End of period	39,449	$41.2	41,252	$45.7	39,449	$41.2	41,252	$45.7
(1) WTM performance share payments in 2022 for the 2019-2021 performance cycle, which were paid in cash in March 2022 at 172% of target.  WTM performance share payments in 2021 for the 2018-2020 performance cycle, which were paid in cash in March 2021 at 200% of target.
(2) Amounts include changes in assumed forfeitures, as required under GAAP.

During the three and six months ended June 30, 2022, White Mountains granted 150 and 13,225 performance shares for the 2022-2024 performance cycle. During the three and six months ended June 30, 2021, White Mountains granted 475 and 13,475 performance shares for the 2021-2023 performance cycle.
For the 2019-2021 performance cycle, the Company issued common shares for 750 performance shares earned and all other performance shares earned were settled in cash. For the 2018-2020 performance cycle, all performance shares earned were settled in cash. If all the outstanding WTM performance shares had vested on June 30, 2022, the total additional compensation cost to be recognized would have been $44.0 million, based on accrual factors (common share price and payout assumptions) as of June 30, 2022.

The following table presents performance shares outstanding and accrued expense for performance shares awarded under the WTM Incentive Plan as of June 30, 2022 for each performance cycle:

	Six Months Ended June 30, 2022
Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense
Performance cycle:
2020 – 2022	13,350	$27.4
2021 – 2023	13,475	11.0
2022 – 2024	13,225	3.5
Sub-total	40,050	41.9
Assumed forfeitures	(601)	(.7)
June 30, 2022	39,449	$41.2

Restricted Shares

Restricted shares are grants of a specified number of common shares that generally vest at the end of a 34-month service period. The following table presents the unrecognized compensation cost associated with the outstanding restricted share awards for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
Millions, except share amounts	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value
Non-vested,
Beginning of period	38,200	$26.5	37,805	$26.2	37,850	$15.9	43,105	$15.2
Issued	150	.2	475	.5	13,225	13.8	13,475	16.1
Vested	—	—	—	—	(12,725)	—	(17,717)	—
Forfeited	—	—	—	—	—	—	(583)	(.6)
Expense recognized	—	(3.7)	—	(3.5)	—	(6.7)	—	(7.5)
End of period	38,350	$23.0	38,280	$23.2	38,350	$23.0	38,280	$23.2

During the three and six months ended June 30, 2022, White Mountains issued 150 and 13,225 restricted shares that vest on January 1, 2025. During the three and six months ended June 30, 2021, White Mountains issued 475 and 13,475 restricted shares that vest on January 1, 2024. The unamortized issue date fair value as of June 30, 2022 is expected to be recognized ratably over the remaining vesting periods.

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
As of June 30, 2022 and December 31, 2021, the right of use (“ROU”) asset was $26.2 million and $28.1 million and lease liabilities were $28.2 million and $30.0 million.
The following table summarizes net lease expense recognized in White Mountains’s consolidated statements of operations for the three and six months ended June 30, 2022 and 2021:

Millions	Three Months Ended June 30,		Six Months Ended June 30,
Lease Cost	2022	2021	2022	2021
Lease cost	$2.0	$1.8	$4.0	$2.9
Less: sublease income	.1	.1	.3	.2
Net lease cost	$1.9	$1.7	$3.7	$2.7

The following table presents the contractual maturities of the lease liabilities associated with White Mountains’s operating lease agreements as of June 30, 2022:

Millions	As of June 30, 2022
Remainder of 2022	$3.4
2023	8.2
2024	7.2
2025	4.9
2026	2.6
Thereafter	5.0
Total undiscounted lease payments	31.3
Less: present value adjustment	3.1
Operating lease liability	$28.2

The following tables present lease related assets and liabilities by reportable segment as of June 30, 2022 and December 31, 2021:

	As of June 30, 2022
Millions	HG/BAM	Ark	Kudu	Other Operations	Total	Weighted Average Incremental Borrowing Rate (1)
ROU lease asset	$6.7	$7.3	$6.1	$6.1	$26.2	4.1%
Lease liability	$7.2	$7.3	$6.9	$6.8	$28.2
(1) The present value of the remaining lease payments was determined by discounting the lease payments using the incremental borrowing rate.

	As of December 31, 2021
Millions	HG/BAM	Ark	Kudu	Other Operations	Total	Weighted Average Incremental Borrowing Rate (1)
ROU lease asset	$7.6	$7.0	$6.4	$7.1	$28.1	4.0%
Lease liability	$8.1	$7.0	$7.1	$7.8	$30.0
(1) The present value of the remaining lease payments was determined by discounting the lease payments using the incremental borrowing rate.

Note 14. Non-controlling Interests

Non-controlling interests consist of the ownership interests of non-controlling shareholders in consolidated entities and are presented separately on the balance sheet.
The following table presents the balance of non-controlling interests included in White Mountains’s total equity and the ownership interests held by non-controlling shareholders as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
$ in Millions	Non-controlling Percentage (1)	Non-controlling Equity	Non-controlling Percentage (1)	Non-controlling Equity
Non-controlling interests, excluding BAM
HG Global	3.1%	$2.7	3.1%	$8.9
Ark	28.0%	211.4	28.0%	230.7
Kudu	10.7%	71.3	.7%	12.4
NSM (2)	3.5%	17.1	3.5%	16.7
Other	various	20.1	various	11.9
Total, excluding BAM		322.6		280.6
BAM	100.0%	(153.9)	100.0%	(124.0)
Total non-controlling interests		$168.7		$156.6
(1) The non-controlling percentage represents the basic ownership interests held by non-controlling shareholders with the exception of HG Global, for which the non-controlling percentage represents the preferred share ownership held by non-controlling shareholders.
(2) As a result of the NSM Transaction, NSM has been classified as discontinued operations. See Note 19 — “Held for Sale and Discontinued Operations.”

Note 15. Segment Information

As of June 30, 2022, White Mountains conducted its operations through four segments: (1) HG Global/BAM, (2) Ark, (3) Kudu, and (4) Other Operations. As a result of the NSM Transaction, the results of operations for NSM, previously reported as a segment, have been classified as discontinued operations in the statements of operations and comprehensive income. Prior period amounts have been reclassified to conform to the current period’s presentation. See Note 19 — “Held for Sale and Discontinued Operations.”
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

The following tables present the financial information for White Mountains’s segments:

Millions	HG Global/ BAM	Ark	Kudu	Other Operations	Total
Three Months Ended June 30, 2022
Earned insurance premiums	$10.5	$217.3	$—	$—	$227.8
Net investment income	4.8	3.2	13.8	3.3	25.1
Net realized and unrealized investment gains (losses)	(30.1)	(44.6)	(17.6)	(11.8)	(104.1)
Net realized and unrealized investment gains (losses) from investment in MediaAlpha	—	—	—	(113.5)	(113.5)
Commission revenues	—	—	—	2.6	2.6
Other revenues	1.6	6.3	—	30.9	38.8
Total revenues	(13.2)	182.2	(3.8)	(88.5)	76.7
Loss and loss adjustment expenses	—	120.5	—	—	120.5
Insurance and reinsurance acquisition expenses	4.8	50.2	—	—	55.0
Cost of sales	—	—	—	22.4	22.4
General and administrative expenses	17.4	29.8	3.0	50.1	100.3
Amortization of other intangible assets	—	—	.1	.9	1.0
Interest expense	3.4	3.1	3.3	.3	10.1
Total expenses	25.6	203.6	6.4	73.7	309.3
Pre-tax income (loss) from continuing operations	$(38.8)	$(21.4)	$(10.2)	$(162.2)	$(232.6)

Millions	HG Global/ BAM	Ark	Kudu	Other Operations	Total
Three Months Ended June 30, 2021
Earned insurance premiums	$6.5	$117.8	$—	$—	$124.3
Net investment income	4.3	.4	8.4	4.0	17.1
Net realized and unrealized investment gains (losses)	6.3	8.9	27.8	16.6	59.6
Net realized and unrealized investment gains (losses) from investment in MediaAlpha	—	—	—	113.0	113.0
Commission revenues	—	—	—	2.3	2.3
Other revenues	.3	3.4	—	22.4	26.1
Total revenues	17.4	130.5	36.2	158.3	342.4
Losses and loss adjustment expenses	—	52.6	—	—	52.6
Insurance and reinsurance acquisition expenses	1.6	34.0	—	—	35.6
Cost of sales	—	—	—	17.9	17.9
General and administrative expenses	13.9	24.8	3.2	29.3	71.2
Amortization of other intangible assets	—	—	.1	.4	.5
Interest expense	—	1.3	1.5	.4	3.2
Total expenses	15.5	112.7	4.8	48.0	181.0
Pre-tax income (loss) from continuing operations	$1.9	$17.8	$31.4	$110.3	$161.4

Millions	HG Global/ BAM	Ark	Kudu	Other Operations	Total
Six Months Ended June 30, 2022
Earned insurance premiums	$18.9	$411.7	$—	$—	$430.6
Net investment income	9.4	4.8	26.4	5.1	45.7
Net realized and unrealized investment gains (losses)	(75.2)	(62.1)	4.7	20.1	(112.5)
Net realized and unrealized investment gains (losses) from investment in MediaAlpha	—	—	—	(94.7)	(94.7)
Commission revenues	—	—	—	5.5	5.5
Other revenues	2.4	3.5	—	56.6	62.5
Total revenues	(44.5)	357.9	31.1	(7.4)	337.1
Loss and loss adjustment expenses	—	242.5	—	—	242.5
Insurance and reinsurance acquisition expenses	7.8	100.1	—	—	107.9
Cost of sales	—	—	—	43.8	43.8
General and administrative expenses	33.7	52.9	5.7	79.0	171.3
Amortization of other intangible assets	—	—	.2	1.8	2.0
Interest expense	3.4	6.9	6.1	.6	17.0
Total expenses	44.9	402.4	12.0	125.2	584.5
Pre-tax income (loss) from continuing operations	$(89.4)	$(44.5)	$19.1	$(132.6)	$(247.4)

Millions	HG Global/ BAM	Ark	Kudu	Other Operations	Total
Six Months Ended June 30, 2021
Earned insurance premiums	$12.9	$222.4	$—	$—	$235.3
Net investment income	8.8	1.2	16.6	11.1	37.7
Net realized and unrealized investment gains (losses)	(11.6)	10.0	43.6	18.7	60.7
Net realized and unrealized investment gains (losses) from investment in MediaAlpha	—	—	—	71.3	71.3
Commission revenues	—	—	—	4.6	4.6
Other revenues	.6	6.0	.1	29.5	36.2
Total revenues	10.7	239.6	60.3	135.2	445.8
Losses and loss adjustment expenses	—	118.6	—	—	118.6
Insurance and reinsurance acquisition expenses	3.5	70.7	—	—	74.2
Cost of sales	—	—	—	21.9	21.9
General and administrative expenses	30.3	62.6	5.7	65	163.6
Amortization of other intangible assets	—	—	.2	.9	1.1
Interest expense	—	2.4	7.3	.7	10.4
Total expenses	33.8	254.3	13.2	88.5	389.8
Pre-tax income (loss) from continuing operations	$(23.1)	$(14.7)	$47.1	$46.7	$56.0

Note 16. Equity-Method Eligible Investments

White Mountains’s equity method eligible investments include White Mountains’s investment in MediaAlpha, certain other unconsolidated entities, including Kudu’s Participation Contracts, private equity funds and hedge funds in which White Mountains has the ability to exert significant influence over the investee’s operating and financial policies.
The following table presents the ownership interests and carrying values of White Mountains’s equity method eligible investments as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
Millions	Ownership Interest	Carrying Value	Ownership Interest	Carrying Value
Kudu Participation Contracts (1)	3.2 - 33.4%	$727.0	3.2 - 32.0%	$669.5
Investment in MediaAlpha	27.6%	166.9	28.0%	261.6
PassportCard/DavidShield	53.8%	132.0	53.8%	120.0
Elementum Holdings, L.P.	29.7%	45.0	29.7%	45.0
Other equity method eligible investments, at fair value	Under 50.0%	106.5	Under 50.0%	109.3
Other equity method eligible investments, at fair value	50.0% and over	27.7	50.0% and over	17.8
(1) Ownership interest generally references basic ownership interest with the exception of Kudu’s Participation Contracts, which are non-controlling equity interests in the form of revenue and earnings participation contracts.

For the three and six months ended June 30, 2022, White Mountains received dividend and income distributions from equity method eligible investments of $15.6 million and $28.7 million, which were recorded within net investment income in the consolidated statements of operations. For the three and six months ended June 30, 2021, White Mountains received dividend and income distributions from equity method eligible investments of $11.0 million, and $24.7 million, which were recorded within net investment income in the consolidated statements of operations.
Subsequent to the MediaAlpha IPO, White Mountains’s investment in MediaAlpha is accounted for at fair value based on the publicly traded share price of MediaAlpha’s common stock, and White Mountains presents its investment in MediaAlpha as a separate line item on the balance sheet. See Note 2 — “Significant Transactions.” For the six months ended June 30, 2022 and 2021, MediaAlpha was considered a significant subsidiary.
The following tables present summarized financial information for MediaAlpha as of June 30, 2022 and December 31, 2021 and for the three and six months ended June 30, 2022 and 2021:

Millions	June 30, 2022	December 31, 2021
Balance sheet data:
Total assets	$285.9	$289.8
Total liabilities	$345.4	$351.4

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2022	2021	2022	2021
Income statement data:
Total revenues	$103.4	$157.4	$246.0	$330.9
Total expenses	$116.4	$157.8	$268.9	$331.1
Net income (loss)	$(13.0)	$(.4)	$(22.9)	$(.2)

Note 17. Fair Value of Financial Instruments

    White Mountains records its financial instruments at fair value with the exception of debt obligations, which are recorded as debt at face value less unamortized original issue discount. See Note 7 — “Debt.”
    The following tables presents the fair value and carrying value of these financial instruments as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
Millions	Fair Value	Carrying Value	Fair Value	Carrying Value
HG Global Senior Notes	$144.8	$146.3	$—	$—
Ark 2007 Subordinated Notes	$25.9	$30.0	$27.6	$30.0
Ark 2021 Subordinated Notes	$149.8	$153.5	$162.8	$155.9
Kudu Credit Facility	$264.2	$253.3	$246.8	$218.2
Other Operations debt	$35.4	$35.0	$17.7	$16.8

The fair value estimates for the HG Global Senior Notes, Ark 2007 Subordinated Notes, Ark 2021 Subordinated Notes, Kudu Credit Facility and Other Operations debt have been determined based on a discounted cash flow approach and are considered to be Level 3 measurements.

Note 18. Commitments and Contingencies

Legal Contingencies

White Mountains, and the insurance industry in general, is routinely subject to claims related litigation and arbitration in the normal course of business, as well as litigation and arbitration that do not arise from, nor are directly related to, claims activity. White Mountains’s estimates of the costs of settling matters routinely encountered in claims activity are reflected in the reserves for unpaid loss and LAE. See Note 5 — “Losses and Loss Adjustment Expense Reserves.”
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

Note 19. Held for Sale and Discontinued Operations

NSM

On August 1, 2022, White Mountains closed the previously announced NSM Transaction. See Note 2 — “Significant Transactions.” As a result of the NSM Transaction, effective as of and for the periods ended June 30, 2022, the assets and liabilities of NSM Group have been presented in the balance sheet as held for sale, and the results of operations for NSM Group have been classified as discontinued operations in the statements of operations and comprehensive income. Prior period amounts have been reclassified to conform to the current period’s presentation.

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

Summary of Reclassified Balances and Related Items

Net Assets Held for Sale
The following summarizes the assets and liabilities associated with NSM Group classified as held for sale. As of December 31, 2021, the amounts presented exclude $16.1 million of insurance licenses, investments and cash classified as assets held for sale related to one of the Other Operating Businesses.

Millions	June 30, 2022	December 31, 2021
Assets held for sale
Short-term investments, at fair value	$—	$7.8
Cash (restricted $108.9 and $89.2)	142.7	111.6
Premiums and commissions receivable	97.8	85.0
Goodwill and other intangible assets	698.1	725.4
Other assets	59.1	59.2
Total assets held for sale	$997.7	$989.0
Liabilities held for sale
Debt	$261.7	$272.1
Premiums payable	163.4	135.9
Contingent consideration	—	6.8
Other liabilities	79.3	80.5
Total liabilities held for sale	504.4	495.3
Net assets held for sale	$493.3	$493.7

Net Income (Loss) from Discontinued Operations
The following summarizes the results of operations, including related income taxes associated with the businesses classified as discontinued operations for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2022	2021	2022	2021
Revenues
Commission revenues	$80.2	$68.0	$150.3	$127.6
Other revenues	22.7	16.3	41.1	31.5
Total revenues - NSM Group	102.9	84.3	191.4	159.1
Expenses
General and administrative expenses	57.1	47.7	111.1	93.5
Broker commission expenses	24.1	21.6	44.7	40.5
Change in fair value of contingent consideration	—	—	.1	.2
Amortization of other intangible assets	—	8.2	9.1	16.8
Loss on assets held for sale	—	—	—	28.7
Interest expense	8.4	5.9	10.5	11.8
Total expenses - NSM Group	89.6	83.4	175.5	191.5
Pre-tax income (loss) from NSM Group discontinued operations	13.3	.9	15.9	(32.4)
Income tax (expense) benefit	(6.9)	.2	(5.8)	3.3
Net income (loss) income from NSM Group discontinued operations	6.4	1.1	10.1	(29.1)
Gain (loss) from sale of Sirius Group, net of tax	—	—	—	18.7
Total income (loss) from discontinued operations, net of tax	6.4	1.1	10.1	(10.4)
Net (income) loss from discontinued operations attributable to non-controlling interests	(.5)	—	(.6)	1.1
Total income (loss) from discontinued operations attributable to White Mountains’s common shareholders	5.9	1.1	9.5	(9.3)
Other comprehensive income (loss) from NSM discontinued operations, net of tax	(4.0)	.5	(5.9)	2.6
Comprehensive income (loss) from discontinued operations	1.9	1.6	3.6	(6.7)
Other comprehensive income (loss) from NSM discontinued operations attributable to non-controlling interests	.2	—	.3	(.1)
Comprehensive income (loss) from discontinued operations attributable to White Mountains’s common shareholders	$2.1	$1.6	$3.9	$(6.8)
Net Change in Cash from Discontinued Operations
The following summarizes the net change in cash associated with the businesses classified as discontinued operations for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
Millions	2022	2021
Net cash provided from (used for) operations	$36.7	$42.4
Net cash provided from (used for) investing activities	7.1	(2.6)
Net cash used from (used for) financing activities	(16.9)	(11.2)
Effect of exchange rate changes on cash	4.2	(.4)
Net change in cash during the period	31.1	28.2
Cash balances at beginning of period (includes restricted cash of $89.2 and $78.4)	111.6	126.6
Cash balances at end of period (includes restricted cash of $108.9 and $90.3)	142.7	154.8
Supplemental cash flows information:
Interest paid	$10.4	$11.1
Net income tax payments	$—	$—

Earnings Per Share from Discontinued Operations

White Mountains calculates earnings per share using the two-class method, which allocates earnings between common and unvested restricted common shares. Both classes of shares participate equally in earnings on a per share basis. Basic earnings per share amounts are based on the weighted average number of common shares outstanding adjusted for unvested restricted common shares. Diluted earnings per share amounts are also impacted by the net effect of potentially dilutive common shares outstanding. The following table presents the Company’s computation of earnings per share for discontinued operations for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Basic and diluted earnings per share numerators (in millions):
Net income (loss) attributable to White Mountains’s common shareholders	$(169.2)	$138.5	$(135.8)	$63.2
Less: net income (loss) from continuing operations	$(216.6)	$131.4	$(228.7)	$32.4
Less: net (income) loss from continuing operations attributable to non-controlling interests	$41.5	$6.0	$83.4	$40.1
Total gain (loss) from discontinued operations attributable to White Mountains’s common shareholders (1)	$5.9	$1.1	$9.5	$(9.3)
Allocation of earnings to participating restricted common shares (2)	(.1)	—	(.1)	.1
Basic and diluted earnings per share numerators (3)	$5.8	$1.1	$9.4	$(9.2)
Basic earnings per share denominators (in thousands):
Total average common shares outstanding during the period	2,979.0	3,107.8	2,992.5	3,104.0
Average unvested restricted common shares (4)	(38.3)	(37.8)	(33.9)	(35.1)
Basic earnings per share denominator	2,940.7	3,070.0	2,958.6	3,068.9
Diluted earnings per share denominator (in thousands):
Total average common shares outstanding during the period	2,979.0	3,107.8	2,992.5	3,104.0
Average unvested restricted common shares (4)	(38.3)	(37.8)	(33.9)	(35.1)
Diluted earnings per share denominator	2,940.7	3,070.0	2,958.6	3,068.9
Basic and diluted earnings (losses) per share (in dollars) - discontinued operations:	$1.98	$.35	$3.17	$(3.00)
(1) Includes net gain (loss) from sale of Sirius Group, net of tax, net income (loss) from NSM Group discontinued operations, net of tax and net (income) loss from discontinued operations attributable to non-controlling interests.
(2) Restricted shares issued by White Mountains receive dividends and are therefore considered participating securities.
(3) Net earnings attributable to White Mountains’s common shareholders, net of restricted share amounts, is equal to undistributed earnings for the three and six months ended June 30, 2022 and 2021.
(4) Restricted shares outstanding vest upon a stated date. See Note 12 — “Employee Share-Based Incentive Compensation Plans.”

Note 20. Subsequent Event

On August 1, 2022, White Mountains closed the previously announced sale of NSM Group. See Note 2 — “Significant Transactions.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains “forward-looking statements.” White Mountains intends statements that are not historical in nature, which are hereby identified as forward-looking statements, to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. White Mountains cannot promise that its expectations in such forward-looking statements will turn out to be correct. White Mountains’s actual results could be materially different from and worse than its expectations. See “FORWARD-LOOKING STATEMENTS” on page 78 for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements.
The following discussion also includes twelve non-GAAP financial measures: (i) adjusted book value per share, (ii) BAM’s gross written premiums and member surplus contributions (“MSC”) from new business, (iii) Ark’s adjusted loss and LAE ratio, (iv) Ark’s adjusted insurance acquisition expense ratio, (v) Ark’s adjusted other underwriting expense ratio, (vi) Ark’s adjusted combined ratio (vii) Kudu’s earnings before interest, taxes, depreciation and amortization (“EBITDA”), (viii) Kudu’s adjusted EBITDA, (ix) total consolidated portfolio returns excluding MediaAlpha, (x) NSM’s EBITDA, (xi) NSM’s adjusted EBITDA and (xii) adjusted capital, that have been reconciled from their most comparable GAAP financial measures on page 75. White Mountains believes these measures to be useful in evaluating White Mountains’s financial performance and condition.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

Overview
White Mountains reported book value per share of $1,129 and adjusted book value per share of $1,152 as of June 30, 2022. Book value per share decreased 5% and adjusted book value per share decreased 4% in the second quarter of 2022. For the first six months of 2022, book value decreased 4% and adjusted book value decreased 3%, including dividends. Results were driven primarily by mark-to-market losses in White Mountains’s fixed income investment portfolio and the decline in MediaAlpha’s share price, partially offset by positive operating results within our consolidated businesses. White Mountains reported book value per share of $1,279 and adjusted book value per share of $1,292 as of June 30, 2021. Book value per share and adjusted book value per share both increased 4% in the second quarter of 2021 and 2% in the first six months of 2021, including dividends. Results in the second quarter of 2021 were driven by positive operating results within our consolidated businesses as well as the increase in MediaAlpha’s share price.
On August 1, 2022, White Mountains closed the previously announced sale of NSM Group for cash to an affiliate of The Carlyle Group, Inc. (the “NSM Transaction”). The NSM Transaction valued NSM Group at an enterprise value of $1.775 billion. Including the estimated net gain of approximately $300 per share from the NSM Transaction, book value per share would be $1,429 and adjusted book value per share would be $1,452 as of June 30, 2022. The estimated net gain per share from the NSM Transaction increased by approximately $20 to $300 per share, due primarily to: (i) positive operating results at NSM in the pre-closing period, (ii) recording of certain compensation and other costs in connection with the transaction in White Mountains’s second quarter financial statements and (iii) the impact of share repurchases decreasing the number of shares outstanding. Beginning in the second quarter of 2022, NSM Group’s results have been presented as discontinued operations.
In the HG Global/BAM segment, gross written premiums and MSC collected totaled $41 million and $63 million in the second quarter and first six months of 2022 compared to $30 million and $56 million in the second quarter and first six months of 2021. Total pricing was 70 and 67 basis points in the second quarter and first six months of 2022 compared to 59 and 65 basis points in the second quarter and first six months of 2021. BAM insured municipal bonds with par value of $5.9 billion and $9.3 billion in the second quarter and first six months of 2022 compared to $5.1 billion and $8.7 billion in the second quarter and first six months of 2021, which included $806 million from an assumed reinsurance transaction. BAM’s total claims paying resources were $1,228 million as of June 30, 2022 compared to $1,192 million as of December 31, 2021 and $1,165 million as of June 30, 2021. On April 29, 2022, HG Global received the proceeds of its new $150 million, 10-year term loan credit facility. In turn, on May 2, 2022, HG Global paid a $120 million cash dividend to shareholders, of which $116 million was paid to White Mountains.

Ark reported a GAAP combined ratio of 87% and 93% in the second quarter and first six months of 2022 compared to 90% and 99% in the second quarter and first six months of 2021. Ark’s adjusted combined ratio, which adds back amounts attributable to TPC providers, was 86% and 93% in the second quarter and first six months of 2022 compared to 84% and 96% in the second quarter and first six months of 2021. The adjusted combined ratio in the second quarter and first six months of 2022 included 11 points and 14 points of catastrophe losses compared to six points and 12 points in the second quarter and first six months of 2021. Catastrophe losses for the second quarter and first six months of 2022 included an estimate of incurred losses emanating from the ongoing conflict in Ukraine of seven points and nine points. The adjusted combined ratio in the second quarter and first six months of 2022 also included 12 points and seven points of favorable prior year development compared to 10 points and five points in the second quarter and first six months of 2021. Ark reported gross written premiums of $404 million and $1,037 million, net written premiums of $270 million and $814 million and net earned premiums of $217 million and $412 million in the second quarter and first six months of 2022 compared to gross written premiums of $328 million and $733 million, net written premiums of $262 million and $605 million and net earned premiums of $118 million and $222 million in the second quarter and first six months of 2021. Ark reported pre-tax income (loss) of $(21) million and $(45) million in the second quarter and first six months of 2022 compared to $18 million and $(15) million in the second quarter and first six months of 2021. Ark’s results included net realized and unrealized investment gains (losses) of $(45) million and $(62) million in the second quarter and first six months of 2022 compared to $9 million and $10 million in the second quarter and first six months of 2021. Ark’s pre-tax loss for the first six months of 2021 also included $25 million of transaction expenses related to White Mountains’s transaction with Ark.
Kudu reported total revenue of $(4) million, pre-tax loss of $10 million and adjusted EBITDA of $11 million in the second quarter of 2022 compared to total revenue of $36 million, pre-tax income of $31 million and adjusted EBITDA of $5 million in the second quarter of 2021. Total revenues and pre-tax income in the second quarter of 2022 included $18 million of net unrealized investment losses on Kudu’s participation contracts compared to $28 million of net unrealized investment gains on Kudu’s participation contracts in the second quarter of 2021. Kudu reported total revenue of $31 million, pre-tax income of $19 million and adjusted EBITDA of $21 million in the first six months of 2022 compared to total revenue of $60 million, pre-tax income of $47 million and adjusted EBITDA of $11 million in the first six months of 2021. Total revenues and pre-tax income in the first six months of 2022 included $5 million of net unrealized investment gains on Kudu’s participation contracts compared to $44 million of net unrealized investment gains on Kudu’s participation contracts in the first six months of 2021.
As of June 30, 2022, the market value of White Mountains’s investment in MediaAlpha was $167 million, which was down from $280 million as of March 31, 2022. As of June 30, 2022, the closing price was $9.85 per share, which decreased from $16.55 at March 31, 2022. Based on White Mountains’s ownership of 16.9 million shares of MediaAlpha as of June 30, 2022, each $1.00 per share increase or decrease in the stock price of MediaAlpha will result in an approximate $5.80 per share increase or decrease in White Mountains’s book value per share and adjusted book value per share.
White Mountains’s pre-tax total consolidated portfolio return on invested assets was -4.7% in the second quarter of 2022. This return included $114 million of unrealized investment losses from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total consolidated portfolio return on invested assets was -2.1% in the second quarter of 2022.
Excluding MediaAlpha, investment returns in the second quarter of 2022 were driven primarily by net unrealized investment losses in the fixed income portfolio due to rising interest rates. White Mountains’s pre-tax total consolidated portfolio return on invested assets was 5.0% in the second quarter of 2021. This return included $113 million of unrealized investment gains from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total consolidated portfolio return on invested assets was 2.4% in the second quarter of 2021. Excluding MediaAlpha, investment returns in the second quarter of 2021 were driven primarily by favorable other long-term investments results and the impact of the flattening yield curve on White Mountains’s short duration fixed income portfolio.
White Mountains’s pre-tax total consolidated portfolio return on invested assets was -4.0% in the first six months of 2022. This return included $95 million of unrealized investment losses from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total consolidated portfolio return on invested assets was -1.9% in the first six months of 2022. Excluding MediaAlpha, investment returns in the first six months of 2022 were driven primarily by net unrealized investment losses in the fixed income portfolio due to rising interest rates, partially offset by favorable other long-term investment results. White Mountains’s pre-tax total consolidated portfolio return on invested assets was 4.7% in the first six months of 2021. This return included $71 million of net realized and unrealized investment gains from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total consolidated portfolio return on invested assets was 3.1% in the first six months of 2021. Excluding MediaAlpha, investment returns in the first six months of 2021 were driven primarily by favorable other long-term investment results.
Within the results from discontinued operations, NSM reported commission and other revenues of $103 million, pre-tax income of $13 million and adjusted EBITDA of $29 million in the second quarter of 2022 compared to commission and other revenues of $84 million, pre-tax income of $1 million and adjusted EBITDA of $19 million in the second quarter of 2021. NSM reported commission and other revenues of $191 million, pre-tax income of $16 million and adjusted EBITDA of $47 million in the first six months of 2022 compared to commission and other revenues of $159 million, pre-tax loss of $32 million and adjusted EBITDA of $33 million in the first six months of 2021.

Adjusted Book Value Per Share

The following table presents White Mountains’s book value per share and reconciles it to adjusted book value per share, a non-GAAP measure as of June 30, 2022, March 31, 2022, December 31, 2021, and June 30, 2021. See NON-GAAP FINANCIAL MEASURES on page 75.

	June 30, 2022	March 31, 2022	December 31, 2021	June 30, 2021
Book value per share numerators (in millions):
White Mountains’s common shareholders’ equity - GAAP book value per share numerator	$3,323.3	$3,542.1	$3,548.1	$3,978.2
Time value of money discount on expected future payments on the BAM Surplus Notes (1)	(115.9)	(120.9)	(125.9)	(132.8)
HG Global’s unearned premium reserve (1)	221.6	215.8	214.6	201.5
HG Global’s net deferred acquisition costs (1)	(62.6)	(60.6)	(60.8)	(56.3)
Adjusted book value per share numerator	$3,366.4	$3,576.4	$3,576.0	$3,990.6
Book value per share denominators (in thousands of shares):
Common shares outstanding - GAAP book value per share denominator	2,942.9	2,994.2	3,017.8	3,109.2
Unearned restricted common shares	(20.9)	(24.2)	(13.7)	(20.6)
Adjusted book value per share denominator	2,922.0	2,970.0	3,004.1	3,088.6
GAAP book value per share	$1,129.27	$1,183.00	$1,175.73	$1,279.49
Adjusted book value per share	$1,152.12	$1,204.17	$1,190.39	$1,292.03
Year-to-date dividends paid per share	$1.00	$1.00	$1.00	$1.00
(1) Amount reflects White Mountains’s preferred share ownership in HG Global of 96.9%.

Goodwill and Other Intangible Assets

The following table presents a summary of goodwill and other intangible assets that are included in White Mountains’s book value as of June 30, 2022, March 31, 2022, December 31, 2021, and June 30, 2021:

Millions	June 30, 2022	March 31, 2022	December 31, 2021	June 30, 2021
Goodwill:
Ark	$116.8	$116.8	$116.8	$116.8
Kudu	7.6	7.6	7.6	7.6
Other Operations (1)	77.4	17.9	17.9	27.1
Total goodwill	201.8	142.3	142.3	151.5
Other intangible assets:
Ark	175.7	175.7	175.7	175.7
Kudu	1.1	1.3	1.3	1.5
Other Operations (1)	19.4	20.2	21.2	23.9
Total other intangible assets	196.2	197.2	198.2	201.1
Total goodwill and other intangible assets (2)	398.0	339.5	340.5	352.6
Goodwill and other intangible assets attributed to non-controlling interests	(103.4)	(91.8)	(91.8)	(92.4)
Goodwill and other intangible assets included in White Mountains’s common shareholders’ equity	$294.6	$247.7	$248.7	$260.2
(1) The relative fair values of goodwill and other intangible assets recognized in connection with recent acquisitions within Other Operations had not yet been finalized at June 30, 2022 and 2021.
(2) See Note 4 — “Goodwill and Other Intangible Assets” for details of goodwill and other intangible assets.

Summary of Consolidated Results

The following table presents White Mountains’s consolidated financial results for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2022	2021	2022	2021
Revenues
Financial Guarantee revenues	$(13.2)	$17.4	$(44.5)	$10.7
P&C Insurance and Reinsurance revenues	182.2	130.5	357.9	239.6
Asset Management revenues	(3.8)	36.2	31.1	60.3
Other Operations revenues	(88.5)	158.3	(7.4)	135.2
Total revenues	76.7	342.4	337.1	445.8
Expenses
Financial Guarantee expenses	25.6	15.5	44.9	33.8
P&C Insurance and Reinsurance expenses	203.6	112.7	402.4	254.3
Asset Management expenses	6.4	4.8	12.0	13.2
Other Operations expenses	73.7	48.0	125.2	88.5
Total expenses	309.3	181.0	584.5	389.8
Pre-tax income (loss)
Financial Guarantee pre-tax income (loss)	(38.8)	1.9	(89.4)	(23.1)
P&C Insurance and Reinsurance pre-tax income (loss)	(21.4)	17.8	(44.5)	(14.7)
Asset Management pre-tax income (loss)	(10.2)	31.4	19.1	47.1
Other Operations pre-tax income (loss)	(162.2)	110.3	(132.6)	46.7
Total pre-tax income (loss) from continuing operations	(232.6)	161.4	(247.4)	56.0
Income tax (expense) benefit	16.0	(30.0)	18.7	(23.6)
Net income (loss) from continuing operations	(216.6)	131.4	(228.7)	32.4
Gain (loss) on sale of Sirius Group, net of tax	—	—	—	18.7
Net income (loss) from NSM Group discontinued operations, net of tax	6.4	1.1	10.1	(29.1)
Net income (loss)	(210.2)	132.5	(218.6)	22.0
Net (income) loss attributable to non-controlling interests	41.0	6.0	82.8	41.2
Net income (loss) attributable to White Mountains’s common shareholders	(169.2)	138.5	(135.8)	63.2
Other comprehensive income (loss), net of tax	(1.1)	.5	(1.5)	.2
Other comprehensive income (loss) from NSM Group discontinued operations, net of tax	(4.0)	.5	(5.9)	2.6
Comprehensive income (loss)	(174.3)	139.5	(143.2)	66.0
Other comprehensive (income) loss attributable to non-controlling interests	.5	(.1)	.7	(.2)
Comprehensive income (loss) attributable to White Mountains’s common shareholders	$(173.8)	$139.4	$(142.5)	$65.8

I. Summary of Operations By Segment

As of June 30, 2022, White Mountains conducted its operations through four segments: (1) HG Global/BAM, (2) Ark, (3) Kudu and (4) Other Operations. A discussion of White Mountains’s consolidated investment operations is included after the discussion of operations by segment. White Mountains’s segment information is presented in Note 15 — “Segment Information” to the Consolidated Financial Statements.
As a result of the NSM Transaction, the results of operations for NSM Group have been classified as discontinued operations and are presented separately, net of related income taxes, in the statement of comprehensive income. Prior year amounts have been reclassified to conform to the current period’s presentation. See Note 19 — “Held for Sale and Discontinued Operations.”

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
The following tables present the components of pre-tax income (loss) included in White Mountains’s HG Global/BAM segment related to the consolidation of HG Global, which includes HG Re and its other wholly-owned subsidiaries, and BAM for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022
Millions	HG Global	BAM	Eliminations	Total
Direct written premiums	$—	$17.1	$—	$17.1
Assumed written premiums	14.7	—	(14.7)	—
Gross written premiums	14.7	17.1	(14.7)	17.1
Ceded written premiums	—	(14.7)	14.7	—
Net written premiums	$14.7	$2.4	$—	$17.1

Earned insurance premiums	$8.7	$1.8	$—	$10.5
Net investment income	2.2	2.6	—	4.8
Net investment income - BAM Surplus Notes	3.0	—	(3.0)	—
Net realized and unrealized investment gains (losses)	(14.7)	(15.4)	—	(30.1)
Other revenues	.1	1.5	—	1.6
Total revenues	(0.7)	(9.5)	(3.0)	(13.2)
Insurance acquisition expenses	3.4	1.4	—	4.8
General and administrative expenses	.8	16.6	—	17.4
Interest expense - HG Global Senior Notes	3.4	—	—	3.4
Interest expense - BAM Surplus Notes	—	3.0	(3.0)	—
Total expenses	7.6	21.0	(3.0)	25.6
Pre-tax income (loss)	$(8.3)	$(30.5)	$—	$(38.8)
Supplemental information:
MSC collected (1)	$—	$24.0	$—	$24.0
(1) MSC collected are recorded directly to BAM’s equity, which is recorded as non-controlling interest on White Mountains’s balance sheet.

	Three Months Ended June 30, 2021
Millions	HG Global	BAM	Eliminations	Total
Direct written premiums	$—	$13.8	$—	$13.8
Assumed written premiums	11.8	—	(11.8)	—
Gross written premiums	11.8	13.8	(11.8)	13.8
Ceded written premiums	—	(11.8)	11.8	—
Net written premiums	$11.8	$2.0	$—	$13.8

Earned insurance premiums	$5.3	$1.2	$—	$6.5
Net investment income	1.7	2.6	—	4.3
Net investment income - BAM Surplus Notes	3.0	—	(3.0)	—
Net realized and unrealized investment gains	2.4	3.9	—	6.3
Other revenues	.1	.2	—	.3
Total revenues	12.5	7.9	(3.0)	17.4
Insurance acquisition expenses	1.3	.3	—	1.6
General and administrative expenses	.5	13.4	—	13.9
Interest expense - BAM Surplus Notes	—	3.0	(3.0)	—
Total expenses	1.8	16.7	(3.0)	15.5
Pre-tax income (loss)	$10.7	$(8.8)	$—	$1.9
Supplemental information:
MSC collected (1)	$—	$16.3	$—	$16.3
(1) MSC collected are recorded directly to BAM’s equity, which is recorded as non-controlling interest on White Mountains’s balance sheet.

	Six Months Ended June 30, 2022
Millions	HG Global	BAM	Eliminations	Total
Direct written premiums	$—	$26.5	$—	$26.5
Assumed written premiums	22.8	—	(22.8)	—
Gross written premiums	22.8	26.5	(22.8)	26.5
Ceded written premiums	—	(22.8)	22.8	—
Net written premiums	$22.8	$3.7	$—	$26.5

Earned insurance premiums	$15.6	$3.3	$—	$18.9
Net investment income	4.3	5.1	—	9.4
Net investment income - BAM Surplus Notes	5.9	—	(5.9)	—
Net realized and unrealized investment gains (losses)	(38.2)	(37.0)	—	(75.2)
Other revenues	.2	2.2	—	2.4
Total revenues	(12.2)	(26.4)	(5.9)	(44.5)
Insurance acquisition expenses	6.0	1.8	—	7.8
General and administrative expenses	1.5	32.2	—	33.7
Interest expense - HG Global Senior Notes	3.4	—	—	3.4
Interest expense - BAM Surplus Notes	—	5.9	(5.9)	—
Total expenses	10.9	39.9	(5.9)	44.9
Pre-tax income (loss)	$(23.1)	$(66.3)	$—	$(89.4)
Supplemental information:
MSC collected (1)	$—	$36.3	$—	$36.3
(1) MSC collected are recorded directly to BAM’s equity, which is recorded as non-controlling interest on White Mountains’s balance sheet.

	Six Months Ended June 30, 2021
Millions	HG Global	BAM	Eliminations	Total
Direct written premiums	$—	$21.8	$—	$21.8
Assumed written premiums	22.5	4.5	(22.5)	4.5
Gross written premiums	22.5	26.3	(22.5)	26.3
Ceded written premiums	—	(22.5)	22.5	—
Net written premiums	$22.5	$3.8	$—	$26.3

Earned insurance premiums	$10.6	$2.3	$—	$12.9
Net investment income	3.5	5.3	—	8.8
Net investment income - BAM Surplus Notes	6.0	—	(6.0)	—
Net realized and unrealized investment losses	(7.5)	(4.1)	—	(11.6)
Other revenues	.2	.4	—	.6
Total revenues	12.8	3.9	(6.0)	10.7
Insurance acquisition expenses	2.8	.7	—	3.5
General and administrative expenses	1.1	29.2	—	30.3
Interest expense - BAM Surplus Notes	—	6.0	(6.0)	—
Total expenses	3.9	35.9	(6.0)	33.8
Pre-tax income (loss)	$8.9	$(32.0)	$—	$(23.1)
Supplemental information:
MSC collected (1)	$—	30.1	$—	$30.1
(1) MSC are recorded directly to BAM’s equity, which is recorded as non-controlling interest on White Mountains’s balance sheet.

HG Global/BAM Results—Three Months Ended June 30, 2022 versus Three Months Ended June 30, 2021
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
Gross written premiums and MSC collected in the HG Global/BAM segment totaled $41 million in the second quarter of 2022 compared to $30 million in the second quarter of 2021. BAM insured $5.9 billion of municipal bonds, $4.1 billion of which were in the primary market, in the second quarter of 2022 compared to $5.1 billion of municipal bonds, $4.8 billion of which were in the primary market, in the second quarter of 2021. Demand remained strong for insured bonds in the primary market, as insured penetration in the primary market was 9.1% in the second quarter of 2022 compared to 9.0% in the second quarter of 2021.
Total pricing, which reflects both gross written premiums and MSC from new business, increased to 70 basis points in the second quarter of 2022 compared to 59 basis points in the second quarter of 2021. See “NON-GAAP FINANCIAL MEASURES” on page 75. The increase in total pricing was driven primarily by increased secondary market activity in the second quarter of 2022 compared to the second quarter of 2021. Pricing in the primary market decreased to 49 basis points in the second quarter of 2022 compared to 51 basis points in the second quarter of 2021. Pricing in the combined secondary and assumed reinsurance markets, which is more transaction specific than pricing in the primary market, decreased to 121 basis points in the second quarter of 2022 compared to 175 basis points in the second quarter of 2021.

The following table presents the gross par value of primary and secondary market policies issued, the gross par value of assumed reinsurance, the gross written premiums and MSC collected and total pricing for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
$ in Millions	2022	2021
Gross par value of primary market policies issued	$4,123.7	$4,815.5
Gross par value of secondary market policies issued	1,743.8	312.1
Gross par value of assumed reinsurance	—	—
Total gross par value of market policies issued	$5,867.5	$5,127.6
Gross written premiums	$17.1	$13.7
MSC collected	24.0	16.3
Total gross written premiums and MSC collected	$41.1	$30.0
Present value of future installment MSC collections	—	—
Gross written premium adjustments on existing installment policies	—	.1
Gross written premiums and MSC from new business (1)	$41.1	$30.1
Total pricing	70 bps	59 bps
(1) See “NON-GAAP FINANCIAL MEASURES” on page 75.

HG Global reported pre-tax income (loss) of $(8) million in the second quarter of 2022 compared to $11 million in the second quarter of 2021. The change in pre-tax income (loss) was driven primarily by net unrealized investment losses on the HG Global fixed income portfolio, as interest rates increased in the second quarter of 2022. Results in the second quarter of 2022 and 2021 both included $3.0 million of interest income on the BAM Surplus Notes.
On April 29, 2022, HG Global received the proceeds of its new $150 million, 10-year term loan credit facility. In turn, on May 2, 2022, HG Global paid a $120 million cash dividend to shareholders, of which $116 million was paid to White Mountains.
BAM is a mutual insurance company that is owned by its members. BAM’s results are consolidated into White Mountains’s GAAP financial statements and attributed to non-controlling interests. White Mountains reported $31 million of GAAP pre-tax loss from BAM in the second quarter of 2022 compared to $9 million in the second quarter of 2021. The change in pre-tax loss was driven primarily by net unrealized investment losses on the BAM fixed income portfolio, as interest rates increased in the second quarter of 2022. Results in the second quarter of 2022 include $3 million of interest expense on the BAM Surplus Notes and $16 million of general and administrative expenses, compared to $3 million of interest expense and $13 million of general and administrative expenses in the second quarter of 2021.
All BAM-insured bond payments due through August 1, 2022 have been made by insureds, and there are no credits on BAM’s watchlist.

HG Global/BAM Results—Six Months Ended June 30, 2022 versus Six Months Ended June 30, 2021
Gross written premiums and MSC collected in the HG Global/BAM segment totaled $63 million in the first six months of 2022, compared to $56 million in the first six months of 2021. BAM insured $9.3 billion of municipal bonds, $6.9 billion of which were in the primary market, in the first six months of 2022, compared to $8.7 billion of municipal bonds, $7.4 billion of which were in the primary market, in the first six months of 2021. In the first quarter of 2021, BAM completed an assumed reinsurance transaction to reinsure municipal bonds with a par value of $806 million.
Total pricing, which reflects both gross written premiums and MSC from new business, increased to 67 basis points in the first six months of 2022, compared to 65 basis points in the first six months of 2021. See “NON-GAAP FINANCIAL MEASURES” on page 75. The increase in total pricing was driven primarily by increased secondary market activity in the first six months of 2022 compared to the first six months of 2021. Pricing in the primary market decreased to 47 basis points in the first six months of 2022, compared to 54 basis points in the first six months of 2021. Pricing in the secondary and assumed reinsurance markets, which is more transaction specific than pricing in the primary market, decreased to 124 basis points in the first six months of 2022, compared to 131 basis points in the first six months of 2021.

The following table presents the gross par value of primary and secondary market policies issued, the gross par value of assumed reinsurance, the gross written premiums and MSC collected and total pricing for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
$ in Millions	2022	2021
Gross par value of primary market policies issued	$6,878.8	$7,357.5
Gross par value of secondary market policies issued	2,442.9	489.2
Gross par value of assumed reinsurance	—	805.5
Total gross par value of market policies issued	$9,321.7	$8,652.2
Gross written premiums	26.5	26.2
MSC collected	36.3	30.1
Total gross written premiums and MSC collected	$62.8	$56.3
Present value of future installment MSC collections	—	—
Gross written premium adjustments on existing installment policies	—	.1
Gross written premiums and MSC from new business	$62.8	$56.4
Total pricing	67 bps	65 bps

HG Global reported pre-tax income (loss) of $(23) million in the first six months of 2022 compared to $9 million in the first six months of 2021. The change in pre-tax income (loss) was driven primarily by net unrealized investment losses on the HG Global fixed income portfolio, as interest rates increased in the first six months of 2022. Results in the first six months of 2022 and 2021 both include $6 million of interest income on the BAM Surplus Notes.
White Mountains reported $66 million of GAAP pre-tax loss from BAM in the first six months of 2022 compared to $32 million in the first six months of 2021. The increase in pre-tax loss was driven primarily by net unrealized investment losses on the BAM fixed income portfolio, as interest rates increased in the first six months of 2022. Results in the first six months of 2022 include $6 million of interest expense on the BAM Surplus Notes and $32 million of general and administrative expenses, compared to $6 million of interest expense and $29 million of general and administrative expenses in the first six months of 2021.

Claims Paying Resources
BAM’s claims paying resources represent the capital and other financial resources BAM has available to pay claims and, as such, is a key indication of BAM’s financial strength.
BAM’s claims paying resources were $1,228 million as of June 30, 2022 compared to $1,192 million as of December 31, 2021 and $1,165 million as of June 30, 2021. The increase in claims paying resources as of June 30, 2022 compared to December 31, 2021 was driven primarily by increases in the statutory value of the collateral trusts resulting from deposits of ceded premiums and an increase in BAM’s qualified statutory capital resulting from business operations for the six months ended June 30, 2022.
The following table presents BAM’s total claims paying resources as of June 30, 2022, December 31, 2021 and June 30, 2021:

Millions	June 30, 2022	December 31, 2021	June 30, 2021
Policyholders’ surplus	$303.4	$298.1	$323.1
Contingency reserve	109.8	101.8	97.4
Qualified statutory capital	413.2	399.9	420.5
Net unearned premiums	51.1	49.5	47.4
Present value of future installment premiums and MSC	13.9	13.8	13.8
HG Re Collateral trusts at statutory value	499.4	478.9	433.0
Fidus Re Collateral trust at statutory value	250.0	250.0	250.0
Claims paying resources	$1,227.6	$1,192.1	$1,164.7

HG Global/BAM Balance Sheets
The following tables present amounts from HG Global, which includes HG Re and its other wholly-owned subsidiaries, and BAM that are contained within White Mountains’s consolidated balance sheet as of June 30, 2022 and December 31, 2021:

	June 30, 2022
Millions	HG Global	BAM	Eliminations and Segment Adjustment	Total
Assets
Fixed maturity investments, at fair value	$443.7	$440.7	$—	$884.4
Short-term investments, at fair value	40.0	15.3	—	55.3
Total investments	483.7	456.0	—	939.7
Cash	12.8	8.8	—	21.6
BAM Surplus Notes	364.6	—	(364.6)	—
Accrued interest receivable on BAM Surplus Notes	163.5	—	(163.5)	—
Insurance premiums receivable	4.3	6.9	(4.3)	6.9
Deferred acquisition costs	64.6	33.9	(64.6)	33.9
Other assets	4.1	16.8	(1.2)	19.7
Total assets	$1,097.6	$522.4	$(598.2)	$1,021.8
Liabilities
BAM Surplus Notes(1)	$—	$364.6	$(364.6)	$—
Accrued interest payable on BAM Surplus Notes(2)	—	163.5	(163.5)	—
Preferred dividends payable to White Mountains(3)	313.3	—	—	313.3
Preferred dividends payable to non-controlling interests	11.5	—	—	11.5
Unearned insurance premiums	228.7	45.3	—	274.0
Debt - HG Global Senior Notes	146.3	—	—	146.3
Accrued incentive compensation	.8	15.7	—	16.5
Other liabilities	4.1	87.2	(70.1)	21.2
Total liabilities	704.7	676.3	(598.2)	782.8
Equity
White Mountains’s common shareholders’ equity	390.2	—	—	390.2
Non-controlling interests	2.7	(153.9)	—	(151.2)
Total equity	392.9	(153.9)	—	239.0
Total liabilities and equity	$1,097.6	$522.4	$(598.2)	$1,021.8
(1)    Under GAAP, the BAM Surplus Notes are classified as debt by the issuer. Under U.S. Statutory accounting, they are classified as policyholders’ surplus.
(2)    Under GAAP, interest accrues daily on the BAM Surplus Notes. Under U.S. Statutory accounting, interest is not accrued on the BAM Surplus Notes until it has been approved for payment by insurance regulators.
(3)    HG Global preferred dividends payable to White Mountains are eliminated in White Mountains’s consolidated financial statements. For segment reporting, the HG Global preferred dividends payable to White Mountains included within the HG Global/BAM segment are eliminated against the offsetting receivable included within the Other Operations segment, and therefore are added back to White Mountains’s common shareholders’ equity within the HG Global/BAM segment.

	December 31, 2021
Millions	HG Global	BAM	Eliminations and Segment Adjustment	Total Segment
Assets
Fixed maturity investments, at fair value	$461.7	$472.4	$—	$934.1
Short-term investments, at fair value	17.8	14.6	—	32.4
Total investments	479.5	487.0	—	966.5
Cash	13.4	6.4	—	19.8
BAM Surplus Notes	364.6	—	(364.6)	—
Accrued interest receivable on BAM Surplus Notes	157.6	—	(157.6)	—
Insurance premiums receivable	4.3	6.9	(4.3)	6.9
Deferred acquisition costs	62.7	33.1	(62.7)	33.1
Other assets	2.1	16.6	(.2)	18.5
Total assets	$1,084.2	$550.0	$(589.4)	$1,044.8
Liabilities
BAM Surplus Notes(1)	$—	$364.6	$(364.6)	$—
Accrued interest payable on BAM Surplus Notes(2)	—	157.6	(157.6)	—
Preferred dividends payable to White Mountains(3)	400.5	—	—	400.5
Preferred dividends payable to non-controlling interests	14.2	—	—	14.2
Unearned insurance premiums	221.5	44.8	—	266.3
Accrued incentive compensation	1.1	23.6	—	24.7
Other liabilities	.5	83.4	(67.2)	16.7
Total liabilities	637.8	674.0	(589.4)	722.4
Equity
White Mountains’s common shareholders’ equity	437.5	—	—	437.5
Non-controlling interests	8.9	(124.0)	—	(115.1)
Total equity	446.4	(124.0)	—	322.4
Total liabilities and equity	$1,084.2	$550.0	$(589.4)	$1,044.8
(1)    Under GAAP, the BAM Surplus Notes are classified as debt by the issuer. Under U.S. Statutory accounting, they are classified as policyholders’ surplus.
(2)    Under GAAP, interest accrues daily on the BAM Surplus Notes. Under U.S. Statutory accounting, interest is not accrued on the BAM Surplus Notes until it has been approved for payment by insurance regulators.
(3)    HG Global preferred dividends payable to White Mountains are eliminated in White Mountains’s consolidated financial statements. For segment reporting, the HG Global preferred dividends payable to White Mountains included within the HG Global/BAM segment are eliminated against the offsetting receivable included within the Other Operations segment, and therefore are added back to White Mountains’s common shareholders’ equity within the HG Global/BAM segment.

Ark
Ark is a specialty property and casualty insurance and reinsurance company that offers a wide range of niche insurance and reinsurance products, including property, marine & energy, specialty, accident & health and casualty. Ark underwrites select coverages through its two major subsidiaries in the United Kingdom and Bermuda.
The following table presents the components of pre-tax income (loss) included in White Mountains’s Ark segment for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2022	2021	2022	2021
Earned insurance premiums	$217.3	$117.8	$411.7	$222.4
Net investment income	3.2	.4	4.8	1.2
Net realized and unrealized investment gains (losses)	(44.6)	8.9	(62.1)	10.0
Other revenues	6.3	3.4	3.5	6.0
Total revenues	182.2	130.5	357.9	239.6
Losses and LAE	120.5	52.6	242.5	118.6
Insurance and reinsurance acquisition expenses	50.2	34.0	100.1	70.7
General and administrative expenses - other underwriting	18.6	19.1	40.7	30.3
General and administrative expenses - all other	11.2	5.7	12.2	32.3
Interest expense	3.1	1.3	6.9	2.4
Total expenses	203.6	112.7	402.4	254.3
Pre-tax income (loss)	$(21.4)	$17.8	$(44.5)	$(14.7)

For the years of account prior to the Ark Transaction, a significant proportion of the Syndicates’ underwriting capital was provided by TPC Providers using whole account reinsurance contracts with Ark’s corporate member. The TPC Providers’ participation in the Syndicates for the 2020 open year of account is 43% of the total net result of the Syndicates. For the years of account subsequent to the Ark Transaction, Ark is no longer using TPC Providers to provide underwriting capital for the Syndicates. Captions within Ark’s results of operations are shown net of amounts relating to the TPC Providers’ share of the Syndicates’ results, including investment results.

Ark Results—Three Months Ended June 30, 2022 versus Three Months Ended June 30, 2021
Ark reported gross written premiums of $404 million, net written premiums of $270 million and net earned premiums of $217 million in the second quarter of 2022 compared to gross written premiums of $328 million, net written premiums of $262 million and net earned premiums of $118 million in the second quarter of 2021. Premium growth at Ark has been supported by favorable market conditions across most classes with general inflationary concerns, capacity withdrawal in catastrophe lines, and the ongoing conflict in Ukraine driving positive rate momentum.
Ark reported pre-tax income (loss) of $(21) million in the second quarter of 2022 compared to $18 million in the second quarter of 2021. Ark’s pre-tax loss for the second quarter of 2022 included $45 million of net realized and unrealized investment losses, driven primarily by unrealized losses on fixed income securities and the impact of foreign currency on its investment portfolio, compared to $9 million of net realized and unrealized investment gains in the second quarter of 2021.
Ark’s GAAP combined ratio was 87% in the second quarter of 2022 compared to 90% in the second quarter of 2021. The GAAP combined ratio for the second quarter of 2022 included four points of natural catastrophe losses driven primarily by South African and Australian flood losses and seven points related to the ongoing conflict in Ukraine within the specialty, aviation, and marine & energy lines of business. This compared to six points of natural catastrophe losses in the second quarter of 2021. The GAAP combined ratio for the second quarter of 2022 included 10 points of favorable prior year development, driven primarily by the property and accident & health and specialty reserving lines of business, including favorable claims experience on prior year catastrophe events. This compared to eight points of favorable prior year development in the second quarter of 2021, primarily related to the property, energy and accident & health lines of business.

Ark’s adjusted combined ratio, which adds back amounts attributable to TPC Providers, was 86% in the second quarter of 2022 compared to 84% in the second quarter of 2021. The adjusted combined ratio for the second quarter of 2022 included four points of natural catastrophe losses compared to six points of natural catastrophe losses in the second quarter of 2021. The adjusted combined ratio for the second quarter of 2022 also included seven points related to the ongoing conflict in Ukraine. The adjusted combined ratio for the second quarter of 2022 included 12 points of favorable prior year development compared to 10 points of favorable prior year development in the second quarter of 2021. The underlying drivers of year-over-year changes were the same as those impacting the GAAP combined ratio.
The following table presents Ark’s loss and LAE, insurance acquisition expense, other underwriting expense and combined ratios on both a GAAP-basis and an adjusted basis, which adds back amounts attributable to TPC Providers, for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022
$ in Millions	GAAP	TPC Providers’ Share	Adjusted (1)
Insurance premiums:
Gross written premiums	$403.9	$—	$403.9
Net written premiums	$270.2	$(.6)	$269.6
Net earned premiums	$217.3	$1.1	$218.4

Insurance expenses:
Loss and loss adjustment expenses	$120.5	$(2.3)	$118.2
Insurance and reinsurance acquisition expenses	50.2	—	50.2
Other underwriting expenses	18.6	.8	19.4
Total insurance expenses	$189.3	$(1.5)	$187.8

Ratios:
Loss and loss adjustment expense	55.5%		54.1%
Insurance and reinsurance acquisition expense	23.1		23.0
Other underwriting expense	8.6		8.9
Combined Ratio	87.2%		86.0%
(1) See “NON-GAAP FINANCIAL MEASURES” on page 75.

	Three Months Ended June 30, 2021
$ in Millions	GAAP	TPC Providers’ Share	Adjusted (1)
Insurance premiums:
Gross written premiums	$328.1	$—	$328.1
Net written premiums	$262.2	$(3.0)	$259.2
Net earned premiums	$117.8	$15.7	$133.5

Insurance expenses:
Loss and loss adjustment expenses	$52.6	$6.6	$59.2
Insurance and reinsurance acquisition expenses	34.1	—	34.1
Other underwriting expenses	19.1	(.1)	19.0
Total insurance expenses	$105.8	$6.5	$112.3

Ratios:
Loss and loss adjustment expense	44.7%		44.3%
Insurance and reinsurance acquisition expense	28.9		25.5
Other underwriting expense	16.2		14.2
Combined Ratio	89.8%		84.0%
(1) See “NON-GAAP FINANCIAL MEASURES” on page 75.

Gross Written Premiums
Gross written premiums increased 23% to $404 million in the second quarter of 2022 compared to the second quarter of 2021, with risk adjusted rate change up approximately 9% year over year. The increase in gross written premiums was driven primarily by the property line of business for both insurance and reinsurance across London and Bermuda resulting from favorable market conditions. The following table presents Ark’s gross written premiums by line of business for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
Millions	2022	2021
Property	$245.6	$176.7
Specialty	66.5	68.8
Marine & Energy	57.2	50.2
Casualty	25.9	17.5
Accident & Health	8.7	14.9
Total Gross Written Premium	$403.9	$328.1

Ark Results— Six Months Ended June 30, 2022 versus Six Months Ended June 30, 2021
Ark reported gross written premiums of $1,037 million, net written premiums of $814 million and net earned premiums of $412 million in the first six months of 2022 compared to gross written premiums of $733 million, net written premiums of $605 million and net earned premiums of $222 million in the first six months of 2021. Premium growth at Ark has been supported by favorable market conditions across most classes with inflationary concerns, capacity withdrawal in catastrophe lines, and the ongoing conflict in Ukraine driving positive rate momentum.
Ark reported pre-tax loss of $45 million in the first six months of 2022 compared to $15 million in the first six months of 2021. Ark’s pre-tax loss for the first six months of 2022 included $62 million of net realized and unrealized investment losses, driven primarily by unrealized losses on fixed income securities and the impact of foreign currency on its investment portfolio, compared to $10 million of net realized and unrealized investment gains in the second quarter of 2021. Ark’s pre-tax loss for the first six months of 2021 also reflected $25 million of transaction expenses related to the Ark Transaction.
Ark’s GAAP combined ratio was 93% in the first six months of 2022 compared to 99% in the first six months of 2021. The GAAP combined ratio for the first six months of 2022 included five points of natural catastrophe losses driven primarily by the South African and Australian floods in the second quarter and several smaller storms in the first quarter. This compared to 10 points of natural catastrophe losses in the first six months of 2021, driven primarily by Winter Storm Uri. The GAAP combined ratio for the first six months of 2022 also included nine points related to the ongoing conflict in Ukraine within the specialty, aviation, and marine & energy lines of business. The GAAP combined ratio for the first six months of 2022 included six points of favorable prior year development, driven primarily by the property and accident & health and specialty reserving lines of business, including favorable claims experience on prior year catastrophe events in the second quarter. This compared to four points of prior year favorable development in the first six months to 2021, primarily related to the property, energy and accident & health lines of business.
Ark’s adjusted combined ratio, which adds back amounts attributable to TPC Providers, was 93% in the first six months of 2022 compared to 96% in the first six months of 2021. The adjusted combined ratio for the first six months of 2022 included five points of natural catastrophe losses compared to 12 points of natural catastrophe losses in the first six months of 2021. The adjusted combined ratio for the first six months of 2022 also included nine points related to the ongoing conflict in Ukraine. The adjusted combined ratio for the first six months of 2022 included seven points of favorable prior year development compared to five points of favorable prior year development in the first six months of 2021. The underlying drivers of year-over-year changes were the same as those impacting the GAAP combined ratio.

The following table presents Ark’s loss and loss adjustment expense, insurance acquisition expense, other underwriting expense and combined ratios on both a GAAP-basis and an adjusted basis, which adds back amounts ceded to TPC Providers, for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30, 2022
$ in Millions	GAAP	TPC Providers’ Share	Adjusted (1)
Insurance premiums:
Gross written premiums	$1,037.0	$—	$1,037.0
Net written premiums	$814.0	$1.2	$815.2
Net earned premiums	$411.7	$5.9	$417.6

Insurance expenses:
Loss and loss adjustment expenses	$242.5	$3.4	$245.9
Insurance and reinsurance acquisition expenses	100.1	—	100.1
Other underwriting expenses	40.7	1.8	42.5
Total insurance expenses	$383.3	$5.2	$388.5

Ratios:
Loss and loss adjustment expense	58.9%		58.9%
Insurance and reinsurance acquisition expense	24.3		23.9
Other underwriting expense	9.9		10.2
Combined Ratio	93.1%		93.0%
(1) See “NON-GAAP FINANCIAL MEASURES” on page 75.

	Six Months Ended June 30, 2021
$ in Millions	GAAP	TPC Providers’ Share	Adjusted (1)
Insurance premiums:
Gross written premiums	$732.6	$—	$732.6
Net written premiums	$604.6	$(8.0)	$596.6
Net earned premiums	$222.4	$46.9	$269.3

Insurance expenses:
Loss and loss adjustment expenses	$118.6	$38.2	$156.8
Insurance and reinsurance acquisition expenses	70.8	—	70.8
Other underwriting expenses	30.3	1.2	31.5
Total insurance expenses	$219.7	$39.4	$259.1

Ratios:
Loss and loss adjustment expense	53.3%		58.2%
Insurance and reinsurance acquisition expense	31.8		26.3
Other underwriting expense	13.6		11.7
Combined Ratio	98.7%		96.2%
(1) See “NON-GAAP FINANCIAL MEASURES” on page 75.

Gross Written Premiums
Gross written premiums increased 42% to $1,037 million in the first six months of 2022, compared to the first six months of 2021, with risk adjusted rate change up approximately 9%. Ark’s premium growth has impacted almost all lines of business supported by the build out of the Bermuda platform launched in 2021 and favorable market conditions, notably within the property and specialty lines of business. The following table presents Ark’s gross written premiums by line of business for the first six months ended June 30, 2022 and 2021:

	For the Six Months Ended
Millions	June 30, 2022	June 30, 2021
Property	$419.1	$280.3
Specialty	283.7	178.5
Marine & Energy	235.2	190.2
Casualty	50.8	30.8
Accident & Health	48.3	52.8
Total Gross Written Premium	$1,037.1	$732.6

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
Ark estimates that its two largest modeled probable maximum loss natural catastrophe scenarios on a per occurrence basis at a 1-in-250-year return period are U.S. windstorms and U.S. earthquakes. The July 2022 net after-tax estimated impact of a 1-in-250-year return period loss is 31% and 23% of total tangible capital (shareholders equity and subordinated debt) for U.S. windstorms and U.S. earthquakes, respectively. In each case, the net impact is after income taxes, reinstatement premiums, amounts ceded to third-party reinsurers, and amounts attributable to TPC Providers. As underlying tangible capital grows with expected earnings for the remainder of the year, Ark expects the net after-tax peak exposures to be roughly 25-30% of total tangible capital.
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
As of June 30, 2022, Kudu had deployed a total of $654 million in 18 asset and wealth management firms globally, including one that was exited. As of June 30, 2022, the asset and wealth management firms had combined assets under management of approximately $64 billion, spanning a range of asset classes, including real estate, real assets, wealth management, hedge funds, private equity and alternative credit strategies.
As a result of the Kudu Transaction, White Mountains’s basic ownership of Kudu decreased from 99.1% to 89.3%. See Note 2 — “Significant Transactions.”

The following table presents the components of GAAP net income, EBITDA and adjusted EBITDA included in White Mountains’s Kudu segment for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2022	2021	2022	2021
Net investment income	$13.8	$8.4	$26.4	$16.6
Net realized and unrealized investment gains (losses)	(17.6)	27.8	4.7	43.6
Other revenues	—	—	—	.1
Total revenues	(3.8)	36.2	31.1	60.3
General and administrative expenses	3.0	3.2	5.7	5.7
Amortization of other intangible assets	.1	.1	.2	.2
Interest expense	3.3	1.5	6.1	7.3
Total expenses	6.4	4.8	12.0	13.2
GAAP pre-tax income (loss)	(10.2)	31.4	19.1	47.1
Income tax (expense) benefit	1.6	(9.7)	(4.5)	(17.5)
GAAP net income (loss)	(8.6)	21.7	14.6	29.6
Add back:
Interest expense	3.3	1.5	6.1	7.3
Income tax expense (benefit)	(1.6)	9.7	4.5	17.5
General and administrative expenses - depreciation	—	—	—	—
Amortization of other intangible assets	.1	.1	.2	.2
EBITDA (1)	(6.8)	33.0	25.4	54.6
Exclude:
Net realized and unrealized investment (gains) losses	17.6	(27.8)	(4.7)	(43.6)
Non-cash equity-based compensation expense	—	.1	.1	.2
Transaction expenses	.2	—	.2	—
Adjusted EBITDA (1)	$11.0	$5.3	$21.0	$11.2
(1) See “NON-GAAP FINANCIAL MEASURES” on page 75.

Kudu Results—Three Months Ended June 30, 2022 versus Three Months Ended June 30, 2021
Kudu reported total revenues of $(4) million, pre-tax loss of $10 million and adjusted EBITDA of $11 million in the second quarter of 2022 compared to total revenues of $36 million, pre-tax income of $31 million and adjusted EBITDA of $5 million in the second quarter of 2021. Total revenues and pre-tax income in the second quarter of 2022 included $18 million of net unrealized losses on Kudu’s Participation Contracts compared to $28 million of net unrealized gains in the second quarter of 2021. Net unrealized losses on Kudu’s Participation Contracts in the second quarter of 2022 were driven primarily by declines in assets under management at several managers with significant public equity exposure, partially offset by an increase in the fair value of one Participation Contract resulting from a pending sale transaction. However, Kudu’s Participation Contracts performed well relative to market benchmarks in a volatile quarter. Total revenues, pre-tax income and adjusted EBITDA in the second quarter of 2022 also included $14 million of net investment income compared to $8 million in the second quarter of 2021. The increase in net investment income was driven primarily by amounts earned from the $266 million in new deployments, including $2.2 million of transaction costs, that Kudu made in 2022 and 2021.

Kudu Results—Six Months Ended June 30, 2022 versus Six Months Ended June 30, 2021
Kudu reported total revenues of $31 million, pre-tax income of $19 million and adjusted EBITDA of $21 million in the first six months of 2022 compared to total revenues of $60 million, pre-tax income of $47 million and adjusted EBITDA of $11 million in the first six months of 2021. Total revenues and pre-tax income in the first six months of 2022 included $5 million of net unrealized gains on Kudu’s Participation Contracts compared to $44 million in the first six months of 2021. Net unrealized gains on Kudu’s Participation Contracts in the first six months of 2022 were driven primarily by an increase in the fair value of one Participation Contract resulting from a pending sale transaction, partially offset by declines in assets under management at several managers with significant public equity exposure. Total revenues, pre-tax income and adjusted EBITDA in the first six months of 2022 also included $26 million of net investment income compared to $17 million in the first six months of 2021. The increase in net investment income was driven primarily by amounts earned from $277 million in new deployments, including $2.2 million of transaction costs, that Kudu made in 2022 and 2021.

Other Operations

The following table presents the components of pre-tax income (loss) included in White Mountains’s Other Operations segment for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2022	2021	2022	2021
Net investment income	$3.3	$4.0	$5.1	$11.1
Net realized and unrealized investment gains (losses)	(11.8)	16.6	20.1	18.7
Net realized and unrealized investment gains (losses) from investment in MediaAlpha	(113.5)	113.0	(94.7)	71.3
Commission revenues	2.6	2.3	5.5	4.6
Other revenues	30.9	22.4	56.6	29.5
Total revenues	(88.5)	158.3	(7.4)	135.2
Cost of sales	22.4	17.9	43.8	21.9
General and administrative expenses	50.1	29.3	79.0	65.0
Amortization of other intangible assets	.9	.4	1.8	.9
Interest expense	.3	.4	.6	.7
Total expenses	73.7	48.0	125.2	88.5
Pre-tax income (loss)	$(162.2)	$110.3	$(132.6)	$46.7

Other Operations Results—Three Months Ended June 30, 2022 versus Three Months Ended June 30, 2021
White Mountains’s Other Operations segment reported pre-tax income (loss) of $(162) million in the second quarter of 2022 compared to $110 million in the second quarter of 2021. White Mountains’s Other Operations segment reported net realized and unrealized investment gains (losses) from its investment in MediaAlpha of $(114) million in the second quarter of 2022 compared to $113 million in the second quarter of 2021. Excluding MediaAlpha, White Mountains’s Other Operations segment reported net realized and unrealized investment gains (losses) of $(12) million in the second quarter of 2022 compared to $17 million in the second quarter of 2021, driven primarily by losses in the fixed income portfolio due to rising interest rates in the second quarter of 2022 and gains on other long-term investments in the second quarter of 2021. White Mountains’s Other Operations segment reported net investment income of $3 million in the second quarter of 2022 compared to $4 million in the second quarter of 2021. See Summary of Investment Results on page 66.
The Other Operations segment reported $31 million of other revenues in the second quarter of 2022 compared to $22 million in the second quarter of 2021. The Other Operations segment reported $22 million of cost of sales in the second quarter of 2022 compared to $18 million in the second quarter of 2021. The increases in other revenues and cost of sales were driven primarily by an acquisition within the Other Operations segment in the second quarter of 2021.
The Other Operations segment reported general and administrative expenses of $50 million in the second quarter of 2022 compared to $29 million in the second quarter of 2021. The increase in general and administrative expenses in the second quarter of 2022 compared to the second quarter of 2021 was driven primarily by higher incentive compensation costs related to the NSM Transaction.

Other Operations Results—Six Months Ended June 30, 2022 versus Six Months Ended June 30, 2021
White Mountains’s Other Operations segment reported pre-tax income (loss) of $(133) million in the first six months of 2022 compared to $47 million in the first six months of 2021. White Mountains’s Other Operations segment reported net realized and unrealized investment gains (losses) from its investment in MediaAlpha of $(95) million in the first six months of 2022 compared to $71 million in the first six months of 2021. Excluding MediaAlpha, White Mountains’s Other Operations segment reported net realized and unrealized investment gains of $20 million in the first six months of 2022 compared to $19 million in the first six months of 2021. White Mountains’s Other Operations segment reported net investment income of $5 million in the first six months of 2022 compared to $11 million in the first six months of 2021, driven primarily by lower distributions from private equity funds in the first six months of 2022 compared to the first six months of 2021. See Summary of Investment Results on page 66.
The Other Operations segment reported $57 million of other revenues in the first six months of 2022 compared to $30 million in the first six months of 2021. The Other Operations segment reported $44 million of cost of sales in the first six months of 2022 compared to $22 million in the first six months of 2021. The increases in other revenues and cost of sales were driven primarily by an acquisition within the Other Operations segment in the first six months of 2021.

The Other Operations segment reported general and administrative expenses of $79 million in the first six months of 2022 compared to $65 million in the first six months of 2021. The increase in general and administrative expenses in the first six months of 2022 compared to the first six months of 2021 was driven primarily by higher incentive compensation costs related to the NSM Transaction.

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
The following table presents the pre-tax investment returns for White Mountains’s consolidated portfolio for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Fixed income investments	(2.4)%	0.8%	(5.5)%	(0.1)%
Bloomberg Barclays U.S. Intermediate Aggregate Index	(2.9)%	0.8%	(7.5)%	(0.8)%

Common equity securities	(4.0)%	3.6%	(3.8)%	5.5%
Investment in MediaAlpha	(40.5)%	18.8%	(36.2)%	8.7%
Other long-term investments	(1.3)%	5.7%	4.6%	10.0%
Total common equity securities, investment in MediaAlpha and other long-term investments	(7.2)%	10.0%	(2.2)%	10.9%
Total common equity securities and other long-term investments	(1.8)%	5.4%	3.1%	9.4%
S&P 500 Index (total return)	(16.1)%	8.5%	(20.0)%	15.3%

Total consolidated portfolio	(4.7)%	5.0%	(4.0)%	4.7%
Total consolidated portfolio - excluding MediaAlpha	(2.1)%	2.4%	(1.9)%	3.1%

Investment Returns—Three and Six Months Ended June 30, 2022 versus Three and Six Months Ended June 30, 2021

White Mountains’s pre-tax total consolidated portfolio return on invested assets was -4.7% in the second quarter of 2022. This return included $114 million of unrealized investment losses from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total consolidated portfolio return on invested assets was -2.1% in the second quarter of 2022.
Excluding MediaAlpha, investment returns in the second quarter of 2022 were driven primarily by net unrealized investment losses in the fixed income portfolio due to rising interest rates. White Mountains’s pre-tax total consolidated portfolio return on invested assets was 5.0% in the second quarter of 2021. This return included $113 million of unrealized investment gains from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total consolidated portfolio return on invested assets was 2.4% in the second quarter of 2021. Excluding MediaAlpha, investment returns in the second quarter of 2021 were driven primarily by favorable other long-term investments results and the impact of the flattening yield curve on White Mountains’s short duration fixed income portfolio.
White Mountains’s pre-tax total consolidated portfolio return on invested assets was -4.0% in the first six months of 2022. This return included $95 million of unrealized investment losses from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total consolidated portfolio return on invested assets was -1.9% in first six months of 2022. Excluding MediaAlpha, investment returns in the first six months of 2022 were driven primarily by net unrealized investment losses in the fixed income portfolio due to rising interest rates, partially offset by favorable other long-term investment results. White Mountains’s pre-tax total consolidated portfolio return on invested assets was 4.7% in the first six months of 2021. This return included $71 million of net realized and unrealized investment gains from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total consolidated portfolio return on invested assets was 3.1% in the first six months of 2021. Excluding MediaAlpha, investment returns in the first six months of 2021 were driven primarily by favorable other long-term investment results.

Fixed Income Results
White Mountains’s fixed income portfolio, including short-term investments, was $2.1 billion and $2.4 billion as of June 30, 2022 and December 31, 2021, which represented 52% and 56% of total invested assets. The duration of White Mountains’s fixed income portfolio, including short-term investments, was 3.1 years and 2.6 years as of June 30, 2022 and December 31, 2021. White Mountains’s fixed income portfolio includes fixed maturity investments and short-term investments in the HG Re Collateral Trusts of $462 million and $480 million as of June 30, 2022 and December 31, 2021.
White Mountains’s fixed income portfolio return was -2.4% in the second quarter of 2022 compared to 0.8% in the second quarter of 2021, outperforming and in line with the Bloomberg Barclays U.S. Intermediate Aggregate Index returns of -2.9% and 0.8% for the comparable periods. White Mountains’s fixed income portfolio returned -5.5% in the first six months of 2022, compared to -0.1% in the first six months of 2021, outperforming the Bloomberg Barclays U.S. Intermediate Aggregate Index returns of -7.5% and -0.8% for the comparable periods.
The relative results in the second quarter and first six months of 2022 were driven primarily by the impact of White Mountains’s short duration positioning as interest rates increased in both periods. The results in the second quarter of 2021 were driven primarily by the impact of White Mountains’s overweight positioning to investment grade corporate bonds as longer-term interest rates declined during the quarter. The results in the first six months of 2021 were driven primarily by the short duration positioning of White Mountains’s fixed income portfolio as interest rates increased during the period.

Common Equity Securities, Investment in MediaAlpha and Other Long-Term Investments Results
White Mountains’s portfolio of common equity securities, its investment in MediaAlpha and other long-term investments was $1.9 billion as of June 30, 2022 and December 31, 2021, which represented 48% and 44% of total invested assets. See Note 3 — “Investment Securities.”
White Mountains’s portfolio of common equity securities, its investment in MediaAlpha and other long-term investments returned -7.2% in the second quarter of 2022, which included $114 million of unrealized investment losses from MediaAlpha. White Mountains’s portfolio of common equity securities and other long-term investments returned -1.8% in the second quarter of 2022. White Mountains’s portfolio of common equity securities, its investment in MediaAlpha and other long-term investments returned 10.0% in the second quarter of 2021, which included $113 million of unrealized investment gains from MediaAlpha. White Mountains’s portfolio of common equity securities and other long-term investments returned 5.4% in the second quarter of 2021.
White Mountains’s portfolio of common equity securities, its investment in MediaAlpha and other long-term investments returned -2.2% in the first six months of 2022, which included $95 million of unrealized investment losses from MediaAlpha. White Mountains’s portfolio of common equity securities and other long-term investments returned 3.1% in the first six months of 2022. White Mountains’s portfolio of common equity securities, its investment in MediaAlpha and other long-term investments returned 10.9% in the first six months of 2021, which included $71 million of net realized and unrealized investment gains from MediaAlpha. White Mountains’s portfolio of common equity securities and other long-term investments returned 9.4% in the first six months of 2021.
White Mountains maintains a portfolio of common equity securities that consists of international listed funds held in the Ark portfolio. White Mountains’s portfolio of common equity securities was $279 million and $251 million as of June 30, 2022 and December 31, 2021.
White Mountains’s portfolio of common equity securities returned -4.0% in the second quarter of 2022 compared to 3.6% in the second quarter of 2021, outperforming and underperforming the S&P 500 Index returns of -16.1% and 8.5% for the comparable periods. White Mountains’s portfolio of common equity securities returned -3.8% in the first six months of 2022, compared to 5.5% in the first six months of 2021, outperforming and underperforming the S&P 500 Index returns of -20.0% and 15.3% for the comparable periods. The results in the second quarter and first six months of 2022 and 2021 were driven primarily by relative outperformance and underperformance in White Mountains’s international listed funds as compared to the S&P 500 Index.
White Mountains maintains a portfolio of other long-term investments that consists primarily of unconsolidated entities, including Kudu’s Participation Contracts, private equity funds and hedge funds, a bank loan fund, Lloyd’s trust deposits, ILS funds and private debt investments. White Mountains’s portfolio of other long-term investments was $1.5 billion and $1.4 billion as of June 30, 2022 and December 31, 2021.
White Mountains’s other long-term investments portfolio returned -1.3% in the second quarter of 2022 compared to 5.7% in the second quarter of 2021. Investment returns for the second quarter of 2022 were driven primarily by $11 million of net investment income and net realized and unrealized investment losses from private equity funds and hedge funds and $13 million of unrealized losses from foreign currency. Investment returns for the second quarter of 2021 were driven primarily by $36 million of net investment income and net unrealized investment gains from Kudu’s Participation Contracts and $13 million of net investment income and net realized and unrealized investment gains from private equity funds.

White Mountains’s other long-term investments portfolio returned 4.6% in the first six months of 2022 compared to 10.0% in the first six months of 2021. Investment returns for the first six months of 2022 were driven primarily by $32 million of net investment income and net realized and unrealized investment gains from private equity funds and hedge funds and $31 million of net investment income, net unrealized investment gains, and unrealized foreign currency losses from Kudu’s Participation Contracts. Investment returns in the first six months of 2021 were driven primarily by $60 million of net investment income and net unrealized investment gains from Kudu’s Participation Contracts and $28 million of net investment income and net realized and unrealized investment gains from private equity funds.

Foreign Currency Exposure

As of June 30, 2022, White Mountains had foreign currency exposure on $189 million of net assets from continuing operations primarily related to Ark’s non-U.S. business, Kudu’s non-U.S. Participation Contracts, and certain other foreign consolidated and unconsolidated entities within the Other Operations segment.
The following table presents the fair value of White Mountains’s foreign denominated net assets (net liabilities) by segment as of June 30, 2022:

Currency $ in Millions	Ark	Kudu	Other Operations	Total Fair Value	% of Total Shareholders’ Equity
CAD	$61.0	$78.5	$—	$139.5	4.0%
AUD	19.5	37.6	—	57.1	1.6
GBP	36.6	—	—	36.6	1.0
EUR	(58.1)	—	11.9	(46.2)	(1.3)
All other	—	—	1.9	1.9	.1
Total	$59.0	$116.1	$13.8	$188.9	5.4%

III. Income Taxes

The Company and its Bermuda domiciled subsidiaries are not subject to Bermuda income tax under current Bermuda law. In the event there is a change in the current law such that taxes are imposed, the Bermuda Exempted Undertakings Tax Protection Act of 1966 states that the Company and its Bermuda domiciled subsidiaries would be exempt from such tax until March 31, 2035. The Company has subsidiaries and branches that operate in various other jurisdictions around the world and are subject to tax in the jurisdictions in which they operate.  As of June 30, 2022, the primary jurisdictions in which the Company’s subsidiaries and branches were subject to tax were Ireland, Israel, Luxembourg, the United Kingdom and the United States.
White Mountains’s income tax benefit related to pre-tax loss from continuing operations for the three and six months ended June 30, 2022 represented an effective tax rate of 7% and 8%. The effective tax rate was different from the U.S. statutory rate of 21% driven primarily by full year forecasted income in jurisdictions with lower tax rates than the United States, partially offset by a full valuation allowance on net deferred tax assets in certain U.S. operations, consisting of the WM Adams, Inc. consolidated tax group within the Other Operations segment, and BAM and state income taxes.
White Mountains’s income tax expense related to pre-tax income from continuing operations for the three months ended June 30, 2021 represented an effective tax rate of 19%. The effective tax rate was different from the U.S. statutory rate of 21%, driven primarily by full year forecasted income in jurisdictions with lower tax rates than the United States, partially offset by additional tax expense related to the revaluation of U.K. deferred tax assets and liabilities. On June 10, 2021, the U.K. enacted an increase in its corporate tax rate from 19% to 25% for periods after April 1, 2023. On June 30, 2021, White Mountains increased its net U.K. deferred tax liability to reflect the higher tax rate on temporary differences projected to reverse after the new rate becomes effective.
White Mountains’s income tax expense related to pre-tax income from continuing operations for the six months ended June 30, 2021 represented an effective tax rate of 42%. The effective tax rate was different from the U.S. statutory rate of 21%, driven primarily by the additional tax expense related to the revaluation of U.K. deferred tax assets and liabilities in relation to White Mountains’s pre-tax income in the first six months of 2021.

IV. Discontinued Operations

NSM

On August 1, 2022, White Mountains closed the previously announced NSM Transaction. See Note 2 — “Significant Transactions.” As a result of the NSM Transaction, effective as of and for the periods ended June 30, 2022, the assets and liabilities of NSM Group have been presented in the balance sheet as held for sale, and the results of operations for NSM Group have been classified as discontinued operations in the statements of operations and comprehensive income. Prior period amounts have been reclassified to conform to the current period’s presentation.
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
The following table presents the components of GAAP net income (loss), EBITDA and adjusted EBITDA for NSM for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2022	2021	2022	2021
Commission revenues	$80.2	$68.0	$150.3	$127.6
Broker commission expenses	24.1	21.6	44.7	40.5
Gross profit	56.1	46.4	105.6	87.1
Other revenues	22.7	16.3	41.1	31.5
General and administrative expenses (2)	57.1	47.3	111.1	93.3
Change in fair value of contingent consideration	—	.2	.1	.2
Amortization of other intangible assets	—	8.2	9.1	16.8
Loss on assets held for sale	—	—	—	28.7
Interest expense	8.4	5.9	10.5	11.8
GAAP pre-tax income (loss)	13.3	1.1	15.9	(32.2)
Income tax (expense) benefit (2)	(6.2)	(1.2)	(5.8)	6.8
GAAP net income (loss)	7.1	(.1)	10.1	(25.4)
Add back:
Interest expense	8.4	5.9	10.5	11.8
Income tax expense (benefit)	6.2	1.2	5.8	(6.8)
General and administrative expenses — depreciation	—	1.2	1.2	2.3
Amortization of other intangible assets	—	8.2	9.1	16.8
EBITDA (1)	21.7	16.4	36.7	(1.3)
Exclude:
Change in fair value of contingent consideration	—	.2	.1	.2
Non-cash equity-based compensation expense	6.3	.5	7.1	1.1
Impairments of intangible assets	—	—	—	—
Loss on assets held for sale	—	—	—	28.7
Transaction expenses	.4	.2	1.7	.2
Investments made in the development of new business lines	.2	.1	.5	.1
Restructuring expenses	.2	1.6	.8	4.4
Adjusted EBITDA (1)	$28.8	$19.0	$46.9	$33.4
(1) See “NON-GAAP FINANCIAL MEASURES” on page 75.
(2) The amounts presented do not include certain balances related to NSM’s parent holding company, which are included within discontinued operations as of June 30, 2022.

NSM Results—Three Months Ended June 30, 2022 versus Three Months Ended June 30, 2021
NSM reported commission and other revenues of $103 million, pre-tax income of $13 million and adjusted EBITDA of $29 million in the second quarter of 2022. NSM reported commission and other revenues of $84 million, pre-tax income of $1 million and adjusted EBITDA of $19 million in the second quarter of 2021. Results for the second quarter of 2022 include the results of J.C. Taylor, an MGA offering classic and antique collector car insurance, which was acquired on August 6, 2021. In addition to the acquisition of J.C. Taylor, commission and other revenues, pre-tax income and adjusted EBITDA benefited from growth in the pet, real estate and specialty transportation verticals. NSM’s general and administrative expenses were $57 million in the second quarter of 2022 compared to $47 million in the second quarter of 2021, driven primarily by the acquisition of J.C. Taylor and increases in personnel costs.

NSM Results—Six Months Ended June 30, 2022 versus Six Months Ended June 30, 2021
NSM reported commission and other revenues of $191 million, pre-tax income of $16 million and adjusted EBITDA of $47 million in the first six months of 2022. NSM reported commission and other revenues of $159 million, pre-tax loss of $32 million and adjusted EBITDA of $33 million in the first six months of 2021. Results for the first six months of 2022 include the results of J.C. Taylor, an MGA offering classic and antique collector car insurance, which was acquired on August 6, 2021. In addition to the acquisition of J.C. Taylor, commission and other revenues, pre-tax income and adjusted EBITDA benefited from growth in the pet, specialty transportation and real estate verticals. NSM’s general and administrative expenses were $111 million in the first six months of 2022 compared to $93 million in the first six months of 2021, driven primarily by the acquisition of J.C. Taylor and increases in personnel costs. NSM’s pre-tax loss in the first six months of 2021 included a loss of $29 million related to the sale of its Fresh Insurance motor business, which was sold on April 12, 2021.

Sirius Group

In the first quarter of 2021, White Mountains recorded an $18 million gain within discontinued operations as a result of reversing a liability arising from the tax indemnification provided in connection with the sale of Sirius Group in 2016 and a $1 million gain related to foreign currency translation. The liability related to certain interest deductions claimed by Sirius Group that had been disputed by the Swedish Tax Agency. In April 2021, the Swedish Tax Agency informed the Swedish Administrative Court of Appeal that Sirius Group should prevail in its appeal (and that the interest deductions should not be disallowed). In June 2021, the Swedish Administrative Court of Appeal ruled in Sirius Group’s favor. See Note 19 — “Held for Sale and Discontinued Operations” on page 45.

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

Dividend Capacity

Following is a description of the dividend capacity of White Mountains’s insurance and reinsurance and other operating subsidiaries:

HG Global/BAM
As of June 30, 2022, HG Global had $619 million face value of preferred shares outstanding, of which White Mountains owned 96.9%. Holders of the HG Global preferred shares receive cumulative dividends at a fixed annual rate of 6.0% on a quarterly basis, when and if declared by HG Global. As of June 30, 2022, HG Global has accrued $325 million of dividends payable to holders of its preferred shares, $313 million of which is payable to White Mountains and is eliminated in consolidation. As of June 30, 2022, HG Global and its subsidiaries had $32 million of cash outside of HG Re.
On April 29, 2022, HG Global received the proceeds of its new $150 million, 10-year term loan credit facility. In turn, on May 2, 2022, HG Global paid a $120 million cash dividend to shareholders, of which $116 million was paid to White Mountains.
HG Re is a Special Purpose Insurer subject to regulation and supervision by the BMA, but it does not require regulatory approval to pay dividends. However, HG Re’s dividend capacity is limited to amounts held outside of the Collateral Trusts pursuant to the FLRT with BAM. As of June 30, 2022, HG Re had $2 million of cash and investments and $120 million of accrued interest on the BAM Surplus Notes held outside the Collateral Trusts. As of June 30, 2022, HG Re had $732 million of statutory capital and surplus and $837 million of assets held in the Collateral Trusts pursuant to the FLRT with BAM.
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
As of June 30, 2022, the Collateral Trusts held assets of $837 million, which included $464 million of cash and investments, $365 million of BAM Surplus Notes and $8 million of interest receivable on the BAM Surplus Notes.
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
During the three and six months ended June 30, 2022, BAM made no repayments of the BAM Surplus Notes or accrued interest. See Note 10 — “Municipal Bond Guarantee Insurance.”

Ark
During any 12-month period, GAIL, a class 4 licensed Bermuda insurer, has the ability to (i) make capital distributions based on 15% of its total statutory capital per the previous year’s statutory financial statements, or (ii) make dividend payments based on 25% of its total statutory capital and surplus per the previous year’s statutory financial statements, without prior approval of Bermuda regulatory authorities. Accordingly, White Mountains expects GAIL will have the ability to make capital distributions of $114 million during 2022, which is equal to 15% of its December 31, 2021 statutory capital of $758 million, subject to meeting all appropriate liquidity and solvency requirements. During the six months ended June 30, 2022, GAIL did not pay a dividend to its immediate parent.
As of June 30, 2022, Ark and its intermediate holding companies had $25 million of net unrestricted cash, short-term investments and fixed maturity investments outside of its regulated and unregulated insurance and reinsurance operating subsidiaries. During the six months ended June 30, 2022, Ark paid a $5 million dividend to shareholders, $4 million of which was paid to White Mountains.

Kudu
During the six months ended June 30, 2022, Kudu distributed $13 million to unitholders, substantially all of which was paid to White Mountains. As of June 30, 2022, Kudu had $117 million of net unrestricted cash.

Other Operations
During the six months ended June 30, 2022, White Mountains paid a $3 million common share dividend. As of June 30, 2022, the Company and its intermediate holding companies had $349 million of net unrestricted cash, short-term investments and fixed maturity investments, $167 million of MediaAlpha common stock and $224 million of private equity funds and ILS funds.

Discontinued Operations

NSM
During the six months ended June 30, 2022, NSM distributed $4 million to unitholders, substantially all of which was paid to White Mountains. As of June 30, 2022, NSM had $34 million of net unrestricted cash.

Financing

The following table presents White Mountains’s capital structure as of June 30, 2022 and December 31, 2021:

$ in Millions	June 30, 2022	December 31, 2021
HG Global Senior Notes (1)	$146.3	$—
Ark 2007 Subordinated Notes (1)	30.0	30.0
Ark 2021 Subordinated Notes (1)(2)	153.5	155.9
Kudu Credit Facility (1)(2)	253.3	218.2
Other Operations debt (1)(2)	35.0	16.8
Total debt from continuing operations	618.1	420.9
Debt from discontinued operations (2)(3)	261.7	272.1
Total debt	879.8	693.0
Non-controlling interests—excluding BAM	322.6	280.6
Total White Mountains’s common shareholders’ equity	3,323.3	3,548.1
Total capital	4,525.7	4,521.7
Time-value discount on expected future payments on the BAM Surplus Notes (4)	(115.9)	(125.9)
HG Global’s unearned premium reserve (4)	221.6	214.6
HG Global’s net deferred acquisition costs (4)	(62.6)	(60.8)
Total adjusted capital	$4,568.8	$4,549.6

Total debt to total adjusted capital	19.3%	15.2%
(1) See Note 7 — “Debt” for details of debt arrangements from continuing operations.
(2) Net of unamortized issuance costs.
(3) The NSM bank facility with Ares Capital Corporation and the other NSM debt was settled in conjunction with the closing of the NSM Transaction and has been classified as held for sale as of June 30, 2022 and December 31, 2021.
(4) Amount reflects White Mountains’s preferred share ownership in HG Global of 96.9%.

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

Covenant Compliance
As of June 30, 2022, White Mountains was in compliance in all material respects with all of the covenants under its debt instruments.

Share Repurchases
White Mountains’s board of directors has authorized the Company to repurchase its common shares from time to time, subject to market conditions. The repurchase authorizations do not have a stated expiration date. As of June 30, 2022, White Mountains may repurchase an additional 364,700 shares under these board authorizations. In addition, from time to time White Mountains has also repurchased its common shares through tender offers that were separately approved by its board of directors.
During the six months ended June 30, 2022, White Mountains repurchased and retired 90,535 of its common shares for $102 million at an average share price of $1,122, which was approximately 97% of White Mountains’s adjusted book value per share as of June 30, 2022. The average share price was approximately 77% of White Mountains’s adjusted book value per share as of June 30, 2022 including the estimated net gain from the NSM Transaction. Of the shares White Mountains repurchased in the first six months of 2022, 4,011 were to satisfy employee income tax withholding pursuant to employee benefit plans, which do not reduce the board authorizations.
During the six months ended June 30, 2021, White Mountains repurchased and retired 7,161 of its common shares for $7 million, at an average share price of $1,039, which was approximately 80% of White Mountains’s adjusted book value per share as of June 30, 2021. All of the shares White Mountains repurchased in the first six months of 2021 were to satisfy employee income tax withholding pursuant to employee benefit plans.

Cash Flows

Detailed information concerning White Mountains’s cash flows during the six months ended June 30, 2022 and 2021 follows:

Cash flows from operations for the six months ended June 30, 2022 and June 30, 2021

Net cash provided from (used for) operations was $3 million for the six months ended June 30, 2022 compared to $(29) million for the six months ended June 30, 2021. The increase in cash provided from operations was driven primarily by cash provided from Ark’s operations in 2022 compared to cash used for Ark’s operations in 2021, which included expenses from the Ark Transaction. This increase in cash provided from operations was partially offset by the increase in investments in Kudu Participation Contracts in 2022. As of June 30, 2022, the Company and its intermediate holding companies had $349 million of net unrestricted cash, short-term investments and fixed maturity investments, $167 million of MediaAlpha common stock and $224 million of private equity funds and ILS funds.

Cash flows from investing and financing activities for the six months ended June 30, 2022

Financing and Other Capital Activities
During the six months ended June 30, 2022, the Company declared and paid a $3 million cash dividend to its common shareholders.
During the six months ended June 30, 2022, White Mountains repurchased and retired 90,535 of its common shares for $102 million, 4,011 of which were repurchased and retired to satisfy employee income tax withholding pursuant to employee benefit plans.
During the six months ended June 30, 2022, HG Global received net proceeds of $147 million from the issuance of the HG Global Senior Notes.
During the six months ended June 30, 2022, BAM received $36 million in MSC.
During the six months ended June 30, 2022, Kudu borrowed $35 million in term loans under the Kudu Credit Facility.

Acquisitions and Dispositions
On May 26, 2022, Kudu raised $115 million of equity capital from the Kudu Transaction. Mass Mutual, White Mountains and Kudu management contributed $64 million, $50 million and $1 million in the Kudu Transaction.

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
Under GAAP, White Mountains is required to carry the BAM Surplus Notes, including accrued interest, at nominal value with no consideration for time value of money. Based on a debt service model that forecasts operating results for BAM through maturity of the BAM Surplus Notes, the present value of the BAM Surplus Notes, including accrued interest and using an 8% discount rate, was estimated to be $120 million, $125 million, $130 million and $137 million less than the nominal GAAP carrying values as of June 30, 2022, March 31, 2022, December 31, 2021 and June 30, 2021, respectively.
The value of HG Global’s unearned premium reserve, net of deferred acquisition costs, was $164 million, $160 million, $159 million and $150 million as of June 30, 2022, March 31, 2022, December 31, 2021 and June 30, 2021, respectively.
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

Ark’s adjusted loss and LAE, adjusted insurance acquisition expense, adjusted other underwriting expense and adjusted combined ratios
Ark’s adjusted loss and LAE ratio, adjusted insurance acquisition expense ratio, adjusted other underwriting expense ratio and adjusted combined ratio are non-GAAP financial measures, which are derived by adjusting the GAAP ratios to add back the impact of whole-account quota-share reinsurance arrangements attributable to TPC Providers for the Syndicates. The impact of these reinsurance arrangements relates to years of account prior to the Ark Transaction. White Mountains believes these adjustments are useful to management and investors in evaluating Ark’s results on a fully aligned basis (i.e., 100% of the Syndicates’ results). The reconciliation from the GAAP ratios to the adjusted ratios is included on page 59.

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

Total consolidated portfolio return excluding MediaAlpha
Total consolidated portfolio return excluding MediaAlpha is a non-GAAP financial measure that removes the net investment income and net realized and unrealized investment gains (losses) from White Mountains’s investment in MediaAlpha. White Mountains believes this measure to be useful to management and investors by showing the underlying performance of White Mountains’s investment portfolio without regard to MediaAlpha. The following tables present reconciliations from GAAP to the reported percentages for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	GAAP Return	Remove MediaAlpha	Return - Excluding MediaAlpha	GAAP Return	Remove MediaAlpha	Return - Excluding MediaAlpha
Total consolidated portfolio return	(4.7)%	2.6%	(2.1)%	5.0%	(2.6)%	2.4%

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	GAAP Return	Remove MediaAlpha	Return - Excluding MediaAlpha	GAAP Return	Remove MediaAlpha	Return - Excluding MediaAlpha
Total consolidated portfolio return	(4.0)%	2.1%	(1.9)%	4.7%	(1.6)%	3.1%

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
White Mountains believes that these non-GAAP financial measures are useful to management and investors in evaluating NSM’s performance. See page 69 for the reconciliation of NSM’s GAAP net income (loss) to EBITDA and adjusted EBITDA.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

Refer to White Mountains’s 2021 Annual Report on Form 10-K and in particular Item 7A. - “Quantitative and Qualitative Disclosures About Market Risk.”

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
There were no significant changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended June 30, 2022.

Part II.OTHER INFORMATION

Item 1.Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes to any of the risk factors previously disclosed in the Registrant’s 2021 Annual Report on Form 10-K.

Item 2.Issuer Purchases of Equity Securities.

Months	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (1)
April 1- April 30, 2022	6,999	$1,047.23	6,999	410,801
May 1 - May 31, 2022	9,492	$1,072.39	9,492	401,309
June 1 - June 30, 2022	36,609	$1,233.23	36,609	364,700
Total	53,100	$1,179.96	53,100	364,700
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
Securities Purchase Agreement dated May 9, 2022 by and among Riser Merger Sub, Inc., White Mountains Catskill Holdings (Luxembourg) S.à r. l., NSM Insurance HoldCo, LLC and the other parties thereto (incorporated by reference herein to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated May 9, 2022) **

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

WHITE MOUNTAINS INSURANCE GROUP, LTD.
(Registrant)

Date:	August 8, 2022	By: /s/ Michaela J. Hildreth
Michaela J. Hildreth
Managing Director and Chief Accounting Officer