Form 10-Q
period 2022-09-30
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2022-11-07
CIK 776867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2022

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

As of November 3, 2022, 2,576,232 common shares with a par value of $1.00 per share were outstanding (which includes 38,350 restricted common shares that were not vested at such date).

WHITE MOUNTAINS INSURANCE GROUP, LTD.

Part I.FINANCIAL INFORMATION.
Item 1.Financial Statements
WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2022	December 31, 2021
Millions, except share and per share amounts
Assets
Financial Guarantee (HG Global/BAM)
Fixed maturity investments, at fair value	$874.4	$934.1
Short-term investments, at fair value	62.3	32.4
Total investments	936.7	966.5
Cash	17.3	19.8
Insurance premiums receivable	6.6	6.9
Deferred acquisition costs	34.9	33.1
Other assets	22.3	18.5
Total Financial Guarantee assets	1,017.8	1,044.8
P&C Insurance and Reinsurance (Ark)
Fixed maturity investments, at fair value	741.8	688.6
Common equity securities, at fair value	286.4	251.1
Short-term investments, at fair value	309.4	296.2
Other long-term investments	329.7	326.2
Total investments	1,667.3	1,562.1
Cash	123.4	67.8
Reinsurance recoverables	550.9	448.4
Insurance premiums receivable	698.6	416.0
Ceded unearned premiums	59.7	67.1
Deferred acquisition costs and value of in-force business acquired	151.4	108.2
Goodwill and other intangible assets	292.5	292.5
Other assets	62.9	64.9
Total P&C Insurance and Reinsurance assets	3,606.7	3,027.0
Asset Management (Kudu)
Other long-term investments	813.2	669.5
Cash (restricted $8.9 and $4.5)	76.6	21.4
Accrued investment income	12.5	16.9
Goodwill and other intangible assets	8.7	8.9
Other assets	9.7	10.4
Total Asset Management assets	920.7	727.1
Other Operations
Fixed maturity investments, at fair value	238.1	286.2
Short-term investments, at fair value	824.7	129.5
Common equity securities, at fair value	46.4	—
Investment in MediaAlpha, at fair value	148.2	261.6
Other long-term investments	479.8	382.1
Total investments	1,737.2	1,059.4
Cash	28.4	38.7
Goodwill and other intangible assets	92.0	39.1
Other assets	142.2	59.5
Assets held for sale - NSM Group	—	989.0
Assets held for sale - Other	—	16.1
Total Other Operations assets	1,999.8	2,201.8
Total assets	$7,545.0	$7,000.7
See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS (CONTINUED)
(Unaudited)

	September 30, 2022	December 31, 2021
Millions, except share and per share amounts
Liabilities
Financial Guarantee (HG Global/BAM)
Unearned insurance premiums	$286.7	$266.3
Debt	146.4	—
Accrued incentive compensation	21.6	24.7
Other liabilities	29.5	30.9
Total Financial Guarantee liabilities	484.2	321.9
P&C Insurance and Reinsurance (Ark)
Loss and loss adjustment expense reserves	1,329.4	894.7
Unearned insurance premiums	781.3	495.9
Debt	180.0	185.9
Reinsurance payable	312.7	424.1
Contingent consideration	32.9	28.0
Other liabilities	107.6	93.8
Total P&C Insurance and Reinsurance liabilities	2,743.9	2,122.4
Asset Management (Kudu)
Debt	253.5	218.2
Other liabilities	59.7	42.8
Total Asset Management liabilities	313.2	261.0
Other Operations
Debt	35.6	16.8
Accrued incentive compensation	67.2	48.5
Other liabilities	34.6	30.1
Liabilities held for sale - NSM Group	—	495.3
Total Other Operations liabilities	137.4	590.7
Total liabilities	3,678.7	3,296.0
Equity
White Mountains’s common shareholders’ equity
White Mountains’s common shares at $1 par value per share—authorized 50,000,000 shares; issued and outstanding 2,576,232 and 3,017,772 shares	2.6	3.0
Paid-in surplus	532.7	585.9
Retained earnings	3,175.9	2,957.5
Accumulated other comprehensive income (loss), after-tax:
Net unrealized gains (losses) from foreign currency translation and interest rate swap	(3.2)	1.7
Total White Mountains’s common shareholders’ equity	3,708.0	3,548.1
Non-controlling interests	158.3	156.6
Total equity	3,866.3	3,704.7
Total liabilities and equity	$7,545.0	$7,000.7
See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2022	2021	2022	2021
Revenues:
Financial Guarantee (HG Global/BAM)
Earned insurance premiums	$7.1	$6.7	$26.0	$19.6
Net investment income	5.7	4.4	15.1	13.2
Net realized and unrealized investment gains (losses)	(38.8)	(4.0)	(114.0)	(15.6)
Other revenues	1.3	.3	3.7	.9
Total Financial Guarantee revenues	(24.7)	7.4	(69.2)	18.1

P&C Insurance and Reinsurance (Ark)
Earned insurance premiums	346.1	213.4	757.8	435.8
Net investment income	4.9	.6	9.7	1.8
Net realized and unrealized investment gains (losses)	(14.4)	.3	(76.5)	10.3
Other revenues	6.6	3.4	10.1	9.4
Total P&C Insurance and Reinsurance revenues	343.2	217.7	701.1	457.3

Asset Management (Kudu)
Net investment income	14.8	9.5	41.2	26.1
Net realized and unrealized investment gains (losses)	41.1	18.9	45.8	62.5
Other revenues	—	.1	—	.2
Total Asset Management revenues	55.9	28.5	87.0	88.8

Other Operations
Net investment income	8.5	5.0	13.6	16.1
Net realized and unrealized investment gains (losses)	(17.3)	15.3	2.8	34.0
Net realized and unrealized investment gains (losses) from investment in MediaAlpha	(18.6)	(396.8)	(113.3)	(325.5)
Commission revenues	3.2	2.4	8.7	7.0
Other revenues	33.0	28.1	89.6	57.6
Total Other Operations revenues	8.8	(346.0)	1.4	(210.8)
Total revenues	$383.2	$(92.4)	$720.3	$353.4
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2022	2021	2022	2021
Expenses:
Financial Guarantee (HG Global/BAM)
Insurance acquisition expenses	$1.7	$3.0	$9.5	$6.5
General and administrative expenses	15.8	12.4	49.5	42.7
Interest expense	2.0	—	5.4	—
Total Financial Guarantee expenses	19.5	15.4	64.4	49.2

P&C Insurance and Reinsurance (Ark)
Loss and loss adjustment expenses	213.7	129.2	456.2	247.8
Insurance and reinsurance acquisition expenses	74.8	53.7	174.9	124.4
General and administrative expenses	26.9	21.8	79.8	84.4
Interest expense	3.7	2.1	10.6	4.5
Total P&C Insurance and Reinsurance expenses	319.1	206.8	721.5	461.1

Asset Management (Kudu)
General and administrative expenses	4.5	3.3	10.2	9.0
Amortization of other intangible assets	—	—	.2	.2
Interest expense	4.2	1.9	10.3	9.2
Total Asset Management expenses	8.7	5.2	20.7	18.4

Other Operations
Cost of sales	25.0	24.0	68.8	45.9
General and administrative expenses	39.9	14.4	118.9	79.4
Amortization of other intangible assets	1.4	2.0	3.2	2.9
Interest expense	.6	.4	1.2	1.1
Total Other Operations expenses	66.9	40.8	192.1	129.3
Total expenses	414.2	268.2	998.7	658.0
Pre-tax income (loss) from continuing operations	(31.0)	(360.6)	(278.4)	(304.6)
Income tax (expense) benefit	7.4	(28.6)	26.1	(52.2)
Net income (loss) from continuing operations	(23.6)	(389.2)	(252.3)	(356.8)
Net income (loss) from discontinued operations, net of tax - NSM Group	6.3	5.3	16.4	(23.8)
Net gain (loss) from sale of discontinued operations, net of tax - NSM Group	886.8	—	886.8	—
Net gain (loss) from sale of discontinued operations, net of tax - Sirius Group	—	—	—	18.7
Net income (loss)	869.5	(383.9)	650.9	(361.9)
Net (income) loss attributable to non-controlling interests	18.7	12.5	101.5	53.7
Net income (loss) attributable to White Mountains’s common shareholders	$888.2	$(371.4)	$752.4	$(308.2)
See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2022	2021	2022	2021
Net income (loss) attributable to White Mountains’s common shareholders	$888.2	$(371.4)	$752.4	$(308.2)
Other comprehensive income (loss), net of tax	(1.4)	—	(3.0)	(.3)
Other comprehensive income (loss) from discontinued operations, net of tax - NSM Group	.7	(2.2)	(5.2)	.9
Net gain (loss) from foreign currency translation from sale of discontinued operations, net of tax - NSM Group	2.9	—	2.9	—
Comprehensive income (loss)	890.4	(373.6)	747.1	(307.6)
Other comprehensive (income) loss attributable to non-controlling interests	(.3)	.2	.4	—
Comprehensive income (loss) attributable to White Mountains’s common shareholders	$890.1	$(373.4)	$747.5	$(307.6)

Earnings (loss) per share attributable to White Mountains’s common shareholders:

Basic earnings (loss) per share
Continuing operations	$(1.66)	$(121.90)	$(50.73)	$(98.16)
Discontinued operations	308.59	1.72	304.97	(1.29)
Total consolidated operations	$306.93	$(120.18)	$254.24	$(99.45)
Diluted earnings (loss) per share
Continuing operations	$(1.66)	$(121.90)	$(50.73)	$(98.16)
Discontinued operations	308.59	1.72	304.97	(1.29)
Total consolidated operations	$306.93	$(120.18)	$254.24	$(99.45)
Dividends declared and paid per White Mountains’s common share	$—	$—	$1.00	$1.00
See Notes to Consolidated Financial Statements.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	White Mountains’s Common Shareholders’ Equity
Millions	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Non-controlling interest	Total Equity
Balance at June 30, 2022	$603.2	$2,725.1	$(5.0)	$3,323.3	$168.7	$3,492.0
Net loss	—	888.2	—	888.2	(18.7)	869.5
Net change in foreign currency translation and other	—	—	(1.1)	(1.1)	.3	(.8)
Net gain (loss) from foreign currency translation from sale of discontinued operations, net of tax - NSM Group	—	—	2.9	2.9	—	2.9
Total comprehensive loss	—	888.2	1.8	890.0	(18.4)	871.6
Dividends to non-controlling interests	—	—	—	—	(.5)	(.5)
Repurchases and retirements of common shares	(71.5)	(437.4)	—	(508.9)	—	(508.9)
BAM member surplus contribution, net of tax	—	—	—	—	26.0	26.0
Amortization of restricted share awards	3.8	—	—	3.8	—	3.8
Recognition of equity-based compensation expense of subsidiaries	.4	—	—	.4	.2	.6
Net contributions and dilution from other non-controlling interests	(.6)	—	—	(.6)	(.2)	(.8)
Disposition of non-controlling interests	—	—	—	—	(17.5)	(17.5)
Balance at September 30, 2022	$535.3	$3,175.9	$(3.2)	$3,708.0	$158.3	$3,866.3

	White Mountains’s Common Shareholders’ Equity
Millions	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Non-controlling interest	Total Equity
Balance at June 30, 2021	$597.2	$3,378.6	$2.4	$3,978.2	$129.8	$4,108.0
Net income (loss)	—	(371.4)	—	(371.4)	(12.5)	(383.9)
Net change in foreign currency translation and other	—	—	(2.2)	(2.2)	(.2)	(2.4)
Total comprehensive income (loss)	—	(371.4)	(2.2)	(373.6)	(12.7)	(386.3)
Dividends to non-controlling interests	—	—	—	—	(.6)	(.6)
Repurchases and retirements of common shares	(15.2)	(71.9)	—	(87.1)	—	(87.1)
BAM member surplus contributions, net of tax	—	—	—	—	14.7	14.7
Amortization of restricted share awards	3.6	—	—	3.6	—	3.6
Recognition of equity-based compensation expense of subsidiary	.2	—	—	.2	—	.2
Net contributions and dilution from other non-controlling interests	.4	—	—	.4	1.4	1.8
Balance at September 30, 2021	$586.2	$2,935.3	$.2	$3,521.7	$132.6	$3,654.3
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)
(Unaudited)

	White Mountains’s Common Shareholders’ Equity
Millions	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Non-controlling interest	Total Equity
Balance at January 1, 2022	$588.9	$2,957.5	$1.7	$3,548.1	$156.6	$3,704.7
Net income (loss)	—	752.4	—	752.4	(101.5)	650.9
Other comprehensive income (loss), net of tax	—	—	(7.8)	(7.8)	(.4)	(8.2)
Net gain (loss) from foreign currency translation from sale of discontinued operations, net of tax - NSM Group	—	—	2.9	2.9	—	2.9
Total comprehensive income (loss)	—	752.4	(4.9)	747.5	(101.9)	645.6
Dividends declared on common shares	—	(3.0)	—	(3.0)	—	(3.0)
Dividends to non-controlling interests	—	—	—	—	(7.5)	(7.5)
Issuances of common shares	3.0	—	—	3.0	—	3.0
Issuance of shares of non-controlling interests	—	—	—	—	74.6	74.6
Repurchases and retirements of common shares	(89.2)	(521.3)	—	(610.5)	—	(610.5)
BAM member surplus contributions, net of tax	—	—	—	—	62.3	62.3
Amortization of restricted share awards	10.3	—	—	10.3	—	10.3
Recognition of equity-based compensation expense of subsidiaries	8.1	—	—	8.1	.8	8.9
Net contributions and dilution from other non-controlling interests	14.2	(9.7)	—	4.5	(9.1)	(4.6)
Disposition of non-controlling interests	—	—	—	—	(17.5)	(17.5)
Balance at September 30, 2022	$535.3	$3,175.9	$(3.2)	$3,708.0	$158.3	$3,866.3

	White Mountains’s Common Shareholders’ Equity
Millions	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Non-controlling interest	Total Equity
Balance at January 1, 2021	$595.2	$3,311.2	$(.4)	$3,906.0	$(88.1)	$3,817.9
Net income (loss)	—	(308.2)	—	(308.2)	(53.7)	(361.9)
Other comprehensive income (loss), net of tax	—	—	.4	.4	—	.4
Total comprehensive income (loss)	—	(308.2)	.4	(307.8)	(53.7)	(361.5)
Dividends declared on common shares	—	(3.1)	—	(3.1)	—	(3.1)
Dividends to non-controlling interests	—	—	—	—	(1.8)	(1.8)
Issuances of common shares	1.7	—	—	1.7	—	1.7
Issuance of shares of non-controlling interests	—	—	—	—	6.1	6.1
Repurchases and retirements of common shares	(16.6)	(78.0)	—	(94.6)	—	(94.6)
BAM member surplus contributions, net of tax	—	—	—	—	44.8	44.8
Amortization of restricted share awards	11.1	—	—	11.1	—	11.1
Recognition of equity-based compensation expense of subsidiary	2.0	—	—	2.0	.3	2.3
Net contributions and dilution from other non-controlling interests	(7.2)	13.4	.2	6.4	(5.3)	1.1
Acquisition of non-controlling interests	—	—	—	—	230.3	230.3
Balance at September 30, 2021	$586.2	$2,935.3	$.2	$3,521.7	$132.6	$3,654.3
See Notes to Consolidated Financial Statements.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)	Nine Months Ended September 30,
Millions	2022	2021
Cash flows from operations:
Net income (loss)	$650.9	$(361.9)
Adjustments to reconcile net income to net cash provided from (used for) operations:
Net realized and unrealized investment (gains) losses	141.9	(91.2)
Net realized and unrealized investment (gains) losses from investment in MediaAlpha	113.3	325.5
Deferred income tax expense	22.1	36.7
Amortization of restricted share awards	10.3	11.1
Amortization and depreciation	7.0	13.6
Net (income) loss from discontinued operation, net of tax - NSM Group	(16.4)	23.8
Net (gain) loss from sale of discontinued operations, net of tax - NSM Group and Sirius Group	(886.8)	(18.7)
Other operating items:
Net change in reinsurance recoverables	(102.5)	(32.3)
Net change in insurance premiums receivable	(282.3)	(245.7)
Net change in ceded unearned premiums	7.4	78.1
Net change in loss and loss adjustment expense reserves	434.7	194.9
Net change in unearned insurance premiums	305.8	290.0
Net change in deferred acquisition costs	(45.0)	(60.0)
Net change in reinsurance payable	(111.4)	(46.8)
Net change in restricted cash	4.4	4.5
Investments in Kudu Participation Contracts	(97.9)	(141.6)
Net change in other assets and liabilities, net	(37.3)	25.7
Net cash provided from (used for) operations - continuing operations	118.2	5.7
Net cash provided from (used for) operations - NSM Group discontinued operations (Note 19)	38.7	40.3
Net cash provided from (used for) operations	156.9	46.0
Cash flows from investing activities:
Net change in short-term investments	(735.4)	(83.7)
Sales of fixed maturity investments	212.4	215.9
Maturities, calls and paydowns of fixed maturity investments	107.3	144.6
Sales of common equity securities and investment in MediaAlpha	—	176.8
Distributions and redemptions of other long-term investments	55.0	98.2
Proceeds from the sale of NSM Group, net of cash sold of $143.9 and $0.0	1,364.8	—
Proceeds from the sale of Other Operations, net of cash sold of $0.5 and $0.0	19.5	—
Release of cash pre-funded/placed in escrow for Ark Transaction	—	646.3
Purchases of consolidated subsidiaries, net of cash acquired of $0.3 and $52.2	(67.9)	10.6
Purchases of other long-term investments	(136.9)	(206.5)
Purchases of common equity securities	(88.0)	(119.7)
Purchases of fixed maturity investments	(474.1)	(996.0)
Other investing activities, net	3.7	(1.3)
Net cash provided from (used for) investing activities - continuing operations	260.4	(114.8)
Net cash provided from (used for) investing activities - NSM Group discontinued operations (Note 19)	7.1	(54.6)
Net cash provided from (used for) investing activities	267.5	(169.4)
Cash flows from financing activities:
Draw down of debt and revolving line of credit	211.8	368.9
Repayment of debt and revolving line of credit	(10.5)	(94.8)
Cash dividends paid to the Company’s common shareholders	(3.0)	(3.1)
Common shares repurchased	(610.5)	(94.6)
Net distributions from non-controlling interest shareholders	(9.2)	1.1
Contributions from discontinued operations	11.6	—
Capital contributions from BAM members	62.3	44.8
Acquisition of subsidiary shares by non-controlling interest shareholders	74.6	6.1
Fidus Re premium payment	(5.6)	(6.9)
Other financing activities, net	(2.1)	(13.0)
Net cash provided from (used for) financing activities - continuing operations	(280.6)	208.5
Net cash provided from (used for) financing activities - NSM Group discontinued operations (Note 19)	(17.5)	13.8
Net cash provided from (used for) financing activities	(298.1)	222.3
Net change in cash during the period - continuing operations	98.0	99.4
Cash balances at beginning of period (includes restricted cash balances of $4.5 and $0.0 and excludes discontinued operations cash balances of $111.6 and $126.6)	147.7	84.6
Cash balances at end of period (includes restricted cash balances of $8.9 and $4.0 and excludes discontinued operations cash balances of $0.0 and 126.7)	$245.7	$184.0
Supplemental cash flows information:
Interest paid	$(10.9)	$(5.3)
Net income tax payments	$(3.2)	$(2.1)
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

Reportable Segments
White Mountains has determined its reportable segments based on the nature of the underlying businesses, the manner in which the Company’s subsidiaries and affiliates are organized and managed and the organization of the financial information provided to the chief operating decision maker to assess performance and make decisions regarding allocation of resources. As of September 30, 2022, White Mountains’s reportable segments were HG Global/BAM, Ark and Kudu, with our remaining operating businesses, holding companies and other assets included in Other Operations.
The HG Global/BAM segment consists of HG Global Ltd. and its wholly-owned subsidiaries (“HG Global”) and the consolidated results of Build America Mutual Assurance Company (“BAM”) (collectively, “HG Global/BAM”). BAM is the first and only mutual municipal bond insurance company in the United States. By insuring the timely payment of principal and interest, BAM provides market access to, and lowers interest expense for, issuers of municipal bonds used to finance essential public purpose projects, such as schools, utilities and transportation facilities. BAM is owned by and operated for the benefit of its members, the municipalities that purchase BAM’s insurance for their debt issuances. HG Global was established to fund the startup of BAM and, through its reinsurance subsidiary, HG Re Ltd. (“HG Re”), to provide up to 15%-of-par, first loss reinsurance protection for policies underwritten by BAM. HG Global, together with its subsidiaries, funded the initial capitalization of BAM through the purchase of $503.0 million of surplus notes issued by BAM (the “BAM Surplus Notes”). As of September 30, 2022 and December 31, 2021, White Mountains owned 96.9% of HG Global’s preferred equity and 88.4% of its common equity. White Mountains does not have an ownership interest in BAM. However, White Mountains is required to consolidate BAM’s results in its financial statements because BAM is a variable interest entity for which White Mountains is the primary beneficiary. BAM’s results are all attributed to non-controlling interests.
The Ark segment consists of Ark Insurance Holdings Limited and its subsidiaries (collectively, “Ark”). Ark is a specialty property and casualty insurance and reinsurance company that offers a wide range of niche insurance and reinsurance products, including property, marine & energy, specialty, accident & health and casualty. Ark underwrites select coverages through Lloyd’s Syndicates 4020 and 3902 (the “Syndicates”) and its wholly-owned subsidiary Group Ark Insurance Limited (“GAIL”). White Mountains acquired a controlling ownership interest in Ark on January 1, 2021 (the “Ark Transaction”). See Note 2 — “Significant Transactions.” As of September 30, 2022 and December 31, 2021, White Mountains owned 72.0% of Ark on a basic shares outstanding basis (63.0% after taking account of management’s equity incentives). The remaining shares are owned by current and former employees. In the future, management rollover shareholders could earn additional shares in Ark if and to the extent that White Mountains achieves certain multiple of invested capital return thresholds. If fully earned, these additional shares would represent 12.5% of the shares outstanding at closing. For the years of account prior to the Ark Transaction, a significant proportion of the Syndicates’ underwriting capital was provided by third-party insurance and reinsurance groups (“TPC Providers”) using whole account reinsurance contracts with Ark’s corporate member. For the years of account subsequent to the Ark Transaction, Ark is no longer using TPC Providers to provide underwriting capital for the Syndicates. Captions within results of operations and other comprehensive income are shown net of amounts relating to the TPC Providers share of the Syndicates’ results, including investment results.

The Kudu segment consists of Kudu Investment Management, LLC and its subsidiaries (collectively “Kudu”). Kudu provides capital solutions for boutique asset and wealth managers for a variety of purposes including generational ownership transfers, management buyouts, acquisition and growth finance and legacy partner liquidity. Kudu also provides strategic assistance to investees from time to time. Kudu’s capital solutions typically are structured as minority preferred equity stakes with distribution rights, generally tied to gross revenues and designed to generate strong, stable cash yields. As of September 30, 2022 and December 31, 2021, White Mountains owned 89.3% and 99.3% of the basic units outstanding (76.1% and 84.7% on a fully diluted, fully converted basis).
White Mountains’s Other Operations consists of the Company and its wholly-owned subsidiary, White Mountains Capital, LLC (“WM Capital”), its other intermediate holding companies, its wholly-owned investment management subsidiary, White Mountains Advisors LLC (“WM Advisors”), investment assets managed by WM Advisors, its interests in MediaAlpha, Inc. (“MediaAlpha”), PassportCard Limited (“PassportCard”) and DavidShield Life Insurance Agency (2000) Ltd. (“DavidShield”) (collectively, “PassportCard/DavidShield”), Elementum Holdings LP (“Elementum”), and certain other consolidated and unconsolidated entities (“Other Operating Businesses”) and certain other assets.

Discontinued Operations
On August 1, 2022, White Mountains Holdings (Luxembourg) S.à r.l. (“WTM Holdings Seller”), an indirect wholly owned subsidiary of White Mountains, completed the previously announced sale of White Mountains Catskill Holdings, Inc. and NSM Insurance HoldCo, LLC (“NSM” and, collectively with White Mountains Catskill Holdings, Inc., the “NSM Group”) to Riser Merger Sub, Inc., an affiliate of The Carlyle Group Inc. (the “NSM Transaction”), pursuant to the terms of the securities purchase agreement, dated as of May 9, 2022. See Note 2 — “Significant Transactions.” NSM is a full-service managing general agent (“MGA”) and program administrator with delegated binding authorities for specialty property and casualty insurance. As of December 31, 2021, White Mountains owned 96.5% of the basic units outstanding of NSM (87.3% on a fully diluted, fully converted basis).
As a result of the NSM Transaction, the assets and liabilities of NSM Group have been presented in the balance sheet as held for sale for periods prior to the closing of the transaction, and the results of operations for NSM Group have been classified as discontinued operations in the statements of operations and comprehensive income through the closing of the transaction. Prior period amounts have been reclassified to conform to the current period’s presentation. See Note 19 — “Held for Sale and Discontinued Operations.”

Significant Accounting Policies

Refer to the Company’s 2021 Annual Report on Form 10-K for a complete discussion regarding White Mountains’s significant accounting policies.

Note 2. Significant Transactions

NSM
On August 1, 2022, the NSM Transaction closed. White Mountains received $1.4 billion in net cash proceeds at closing and recognized a net transaction gain of $875.7 million, which was comprised of $886.8 million of net gain from sale of discontinued operations and $2.9 million of comprehensive income related to the recognition of foreign currency translation gains (losses) from the sale, partially offset by $14.0 million of compensation and other costs related to the transaction recorded in Other Operations.

Kudu
On May 26, 2022, Kudu raised $114.5 million of equity capital (the “Kudu Transaction”) from Massachusetts Mutual Life Insurance Company (“Mass Mutual”), White Mountains and Kudu management. Mass Mutual, White Mountains and Kudu management contributed $64.1 million, $50.0 million and $0.4 million and in each case, at a pre-money valuation of 1.3x, or $114.0 million above the December 31, 2021 equity value of Kudu’s go-forward portfolio of participation contracts. As of September 30, 2022, Kudu’s go-forward portfolio of participation contracts excludes $41.1 million of enterprise value relating to two portfolio companies that had announced sale transactions prior to the capital raise. As a result of the Kudu Transaction, White Mountains’s basic ownership of Kudu decreased from 99.1% to 89.3%.

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
On January 1, 2021, White Mountains completed the Ark Transaction in accordance with the terms of the Ark SPA. As of September 30, 2022, White Mountains owned 72.0% of Ark on a basic shares outstanding basis (63.0%) after taking account of management’s equity incentives). The remaining shares are owned by current and former employees. In the future, management rollover shareholders could earn additional shares in Ark if and to the extent that White Mountains achieves certain multiple of invested capital return thresholds. If fully earned, these additional shares would represent 12.5% of the shares outstanding at closing.
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

The value of in-force business acquired represents the estimated profits relating to the unexpired contracts, net of related prepaid reinsurance, at the acquisition date through the expiration date of the contracts. For the three and nine months ended September 30, 2022, Ark recognized $0.7 million and $6.8 million of amortization expense on the value of in-force business acquired. For the three and nine months ended September 30, 2021, Ark recognized $11.0 million and $54.9 million of amortization expense on the value of in-force business acquired. The value of the syndicate underwriting capacity intangible asset was estimated using net cash flows attributable to Ark’s rights to write business in the Lloyd’s market. The value of the in-force business acquired and the syndicate underwriting capacity were estimated using a discounted cash flow method. Significant inputs to the valuation models include estimates of growth in premium revenues, investment returns, claim costs, expenses and discount rates based on a weighted average cost of capital.
In evaluating the fair value of Ark’s loss and loss adjustment expense reserves (“LAE”), White Mountains determined that the risk-free rate of interest was approximately equal to the risk factor reflecting the uncertainty within the reserves and that no adjustment was necessary.
As of September 30, 2022 and December 31, 2021, Ark recognized total contingent consideration liabilities of $32.9 million and $28.0 million. Any future adjustments to contingent consideration liabilities will be recognized through pre-tax income (loss). For the three and nine months ended September 30, 2022, Ark recognized pre-tax expense of $2.7 million and $4.9 million for the change in the fair value of its contingent consideration liabilities. For both the three and nine months ended September 30, 2021, Ark recognized pre-tax expense of $1.5 million for the change in the fair value of its contingent consideration liabilities.

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
As of September 30, 2022, White Mountains owned 16.9 million shares, representing a 27.4% basic ownership interest (25.0% fully-diluted/fully-converted basis). At this current level of ownership, each $1.00 per share increase or decrease in the share price of MediaAlpha will result in an approximate $6.60 per share increase or decrease in White Mountains’s book value per share. At the September 30, 2022 closing price of $8.75 per share, the fair value of White Mountains’s investment in MediaAlpha was $148.2 million. See Note 16 — “Equity-Method Eligible Investments.”

PassportCard/DavidShield
On January 24, 2018, White Mountains acquired a 50.0% ownership interest in DavidShield, its joint venture partner in PassportCard. DavidShield is an MGA that is the leading provider of expatriate medical insurance in Israel and uses the same card-based delivery system as PassportCard. As part of the transaction, White Mountains reorganized its equity stake in PassportCard so that White Mountains and its partner in DavidShield would each own 50.0% of both businesses. To facilitate the transaction, White Mountains provided financing to its partner in the form of a non-interest-bearing loan that is secured by the partner’s equity in PassportCard and DavidShield. The gross purchase price for the 50.0% interest in DavidShield was $41.8 million, or $28.3 million net of the financing provided for the restructuring.
On May 7, 2020, White Mountains made an additional $15.0 million investment in PassportCard/DavidShield to support operations through the ongoing COVID-19 pandemic. The transaction increased White Mountains’s ownership interest from 50.0% to 53.8%, but had no impact on the governance structure of the companies, including White Mountains’s board representation or other investor rights. The governance structures for both PassportCard and DavidShield were designed to give White Mountains and its co-investor equal power to make the decisions that most significantly impact the operations of PassportCard and DavidShield. Because White Mountains does not have the unilateral power to direct the operations of PassportCard or DavidShield, White Mountains does not hold a controlling financial interest in either PassportCard or DavidShield and does not consolidate either entity. White Mountains’s ownership interest gives White Mountains the opportunity to exert significant influence over the significant financial and operating activities of PassportCard and DavidShield. Accordingly, PassportCard and DavidShield meet the criteria to be accounted for under the equity method. White Mountains has taken the fair value option for its investment in PassportCard and DavidShield. Changes in the fair value of PassportCard and DavidShield are recorded in realized and unrealized investment gains. White Mountains’s maximum exposure to loss on its equity investment in PassportCard/DavidShield and the non-interest-bearing loan to its partner is limited to the total carrying value of $143.0 million.

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
Realized investment gains (losses) resulting from sales of investment securities are accounted for using the specific identification method. Premiums and discounts on all fixed maturity investments are amortized or accreted to income over the anticipated life of the investment. Short-term investments consist of interest-bearing money market funds, certificates of deposit and other securities, which at the time of purchase, mature or become available for use within one year.  Short-term investments are carried at fair value, which approximated amortized cost, as of September 30, 2022 and December 31, 2021.
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
The following table presents pre-tax net investment income for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2022	2021	2022	2021
Fixed maturity investments	$11.1	$8.2	$28.6	$21.9
Short-term investments	6.7	—	7.2	.5
Common equity securities	.1	.1	.2	.1
Other long-term investments	17.1	12.0	45.9	37.1
Amount attributable to TPC Providers	(.3)	(.2)	(.8)	(.8)
Total investment income	34.7	20.1	81.1	58.8
Third-party investment expenses	(.8)	(.6)	(1.5)	(1.6)
Net investment income, pre-tax	$33.9	$19.5	$79.6	$57.2

Net Realized and Unrealized Investment Gains (Losses)
The following table presents net realized and unrealized investment gains (losses) for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2022	2021	2022	2021
Realized investment gains (losses)
Fixed maturity investments	$(4.9)	$1.0	$(10.8)	$3.8
Short-term investments	(.1)	(.3)	(.4)	—
Common equity securities	—	—	—	.4
Investment in MediaAlpha	—	—	—	160.3
Other long-term investments	3.4	9.2	24.1	0.9
Net realized investment gains (losses)	(1.6)	9.9	12.9	165.4
Unrealized investment gains (losses)
Fixed maturity investments	(58.8)	(7.9)	(192.9)	(27.0)
Short-term investments	(2.1)	—	(2.6)	—
Common equity securities	4.3	1.6	(6.3)	7.3
Investment in MediaAlpha	(18.6)	(396.8)	(113.3)	(485.8)
Other long-term investments	27.5	28.4	40.8	112.3
Net unrealized investment gains (losses)	(47.7)	(374.7)	(274.3)	(393.2)
Net realized and unrealized investment gains (losses), before amount attributable to TPC providers(1)	(49.3)	(364.8)	(261.4)	(227.8)
Amount attributable to TPC Providers	1.3	(1.7)	6.2	(6.5)
Net realized and unrealized investment gains (losses)	$(48.0)	$(366.5)	$(255.2)	$(234.3)
Fixed maturity and short-term investments
Net realized and unrealized investment gains (losses)	$(65.9)	$(7.2)	$(206.7)	$(23.2)
Less: net realized and unrealized gains (losses) on investment securities sold during the period	.1	(5.7)	(3.0)	(6.9)
Net unrealized investment gains (losses) on investment securities held at the end of the period	$(66.0)	$(1.5)	$(203.7)	$(16.3)
Common equity securities and investment in MediaAlpha
Net realized and unrealized investment gains (losses) on common equity securities	$4.3	$1.6	$(6.3)	$7.7
Net realized and unrealized investment gains (losses) from investment in MediaAlpha	(18.6)	(396.8)	(113.3)	(325.5)
Total net realized and unrealized investment gains (losses)	(14.3)	(395.2)	(119.6)	(317.8)
Less: net realized and unrealized gains (losses) on investment securities sold during the period	—	.4	—	20.3
Net unrealized investment gains (losses) on investment securities held at the end of the period	$(14.3)	$(395.6)	$(119.6)	$(338.1)
(1) For the three months ended September 30, 2022 and 2021, includes $(22.6) and $(7.0) of realized and unrealized investment gains (losses) related to foreign currency exchange. For the nine months ended September 30, 2022 and 2021, includes $(44.4) and $(7.4) of realized and unrealized investment gains (losses) related to foreign currency exchange.

The following table presents total gains included in earnings attributable to net unrealized investment gains for Level 3 investments for the three and nine months ended September 30, 2022 and 2021 for investments still held at the end of the period:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2022	2021	2022	2021
Other long-term investments	$40.8	$26.5	$57.7	$75.5
Total net unrealized investment gains, pre-tax - Level 3 investments	$40.8	$26.5	$57.7	$75.5

Investment Holdings

The following tables present the cost or amortized cost, gross unrealized investment gains (losses), net foreign currency gains (losses) and carrying values of White Mountains’s fixed maturity investments as of September 30, 2022 and December 31, 2021:

	September 30, 2022
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Foreign Currency Gains (Losses)	Carrying Value
U.S. Government and agency obligations	$227.9	$—	$(11.0)	$—	$216.9
Debt securities issued by corporations	1,068.8	—	(91.2)	(3.1)	974.5
Municipal obligations	289.3	—	(24.4)	—	264.9
Mortgage and asset-backed securities	278.3	—	(37.6)	—	240.7
Collateralized loan obligations	169.7	—	(7.6)	(4.8)	157.3
Total fixed maturity investments	$2,034.0	$—	$(171.8)	$(7.9)	$1,854.3

	December 31, 2021
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Foreign Currency Gains (Losses)	Carrying Value
U.S. Government and agency obligations	$212.1	$.5	$(1.1)	$—	$211.5
Debt securities issued by corporations	993.3	8.7	(8.7)	(.4)	992.9
Municipal obligations	276.4	16.8	(1.3)	—	291.9
Mortgage and asset-backed securities	277.2	2.9	(2.5)	—	277.6
Collateralized loan obligations	136.5	—	(.4)	(1.1)	135.0
Total fixed maturity investments	$1,895.5	$28.9	$(14.0)	$(1.5)	$1,908.9

The following table presents the cost or amortized cost and carrying values of White Mountains’s fixed maturity investments by contractual maturity as of September 30, 2022. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	September 30, 2022
Millions	Cost or Amortized Cost	Carrying Value
Due in one year or less	$207.5	$203.8
Due after one year through five years	917.9	849.4
Due after five years through ten years	354.8	309.3
Due after ten years	105.8	93.8
Mortgage and asset-backed securities and collateralized loan obligations	448.0	398.0
Total fixed maturity investments	$2,034.0	$1,854.3

The following tables present the cost or amortized cost, gross unrealized investment gains (losses), net foreign currency gains (losses), and carrying values of common equity securities, White Mountains’s investment in MediaAlpha and other long-term investments as of September 30, 2022 and December 31, 2021:

	September 30, 2022
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Foreign Currency Gains (Losses)	Carrying Value
Common equity securities	$324.2	$32.7	$(8.7)	$(15.4)	$332.8
Investment in MediaAlpha	$—	$148.2	$—	$—	$148.2
Other long-term investments	$1,390.7	$345.0	$(90.0)	$(23.0)	$1,622.7

	December 31, 2021
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Foreign Currency Gains (Losses)	Carrying Value
Common equity securities	$236.3	$16.1	$—	$(1.3)	$251.1
Investment in MediaAlpha	$—	$261.6	$—	$—	$261.6
Other long-term investments	$1,186.7	$239.0	$(44.1)	$(3.8)	$1,377.8

Fair Value Measurements

Fair value measurements are categorized into a hierarchy that distinguishes between inputs based on market data from independent sources (observable inputs) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (unobservable inputs). Quoted prices in active markets for identical assets or liabilities have the highest priority (Level 1), followed by observable inputs other than quoted prices, including prices for similar but not identical assets or liabilities (Level 2) and unobservable inputs, including the reporting entity’s estimates of the assumptions that market participants would use, having the lowest priority (Level 3). See Note 17 — “Fair Value of Financial Instruments.”
As of September 30, 2022 and December 31, 2021, White Mountains used quoted market prices or other observable inputs to determine fair value for approximately 69% and 68% of the investment portfolio.

Fair Value Measurements by Level

The following tables present White Mountains’s fair value measurements for investments as of September 30, 2022 and December 31, 2021 by level. The major security types were based on the legal form of the securities. White Mountains has disaggregated its fixed maturity investments based on the issuing entity type, which impacts credit quality, with debt securities issued by U.S. government entities carrying minimal credit risk, while the credit and other risks associated with other issuers, such as corporations, municipalities or entities issuing mortgage and asset-backed securities vary depending on the nature of the issuing entity type. White Mountains further disaggregates debt securities issued by corporations by industry sector because investors often reference commonly used benchmarks and their subsectors to monitor risk and performance. Accordingly, White Mountains has further disaggregated this asset class into subclasses based on the similar sectors and industry classifications it uses to evaluate investment risk and performance against commonly used benchmarks, such as the Bloomberg Barclays U.S. Intermediate Aggregate.

	September 30, 2022
Millions	Fair Value	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. Government and agency obligations	$216.9	$216.9	$—	$—
Debt securities issued by corporations:
Financials	269.0	—	269.0	—
Consumer	181.4	—	181.4	—
Industrial	115.8	—	115.8	—
Healthcare	114.3	—	114.3	—
Technology	110.8	—	110.8	—
Utilities	75.9	—	75.9	—
Communications	49.1	—	49.1	—
Energy	36.1	—	36.1	—
Materials	22.1	—	22.1	—
Total debt securities issued by corporations	974.5	—	974.5	—
Municipal obligations	264.9	—	264.9	—
Mortgage and asset-backed securities	240.7	—	240.7	—
Collateralized loan obligations	157.3	—	157.3	—
Total fixed maturity investments	1,854.3	216.9	1,637.4	—
Short-term investments	1,196.4	1,196.4	—	—
Common equity securities (1)	332.8	46.4	286.4	—
Investment in MediaAlpha	148.2	148.2	—	—
Other long-term investments	1,058.0	—	13.9	1,044.1
Other long-term investments — NAV (2)	564.7	—	—	—
Total other long-term investments	1,622.7	—	13.9	1,044.1
Total investments	$5,154.4	$1,607.9	$1,937.7	$1,044.1
(1) Consist of investments in exchange traded funds (“ETFs”) and listed funds that predominantly invest in international equities.
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

Investments Held on Deposit or as Collateral

As of September 30, 2022 and December 31, 2021, investments of $455.1 million and $479.5 million were held in trusts required to be maintained in relation to HG Global’s reinsurance agreements with BAM.
BAM is required to maintain deposits with certain insurance regulatory agencies in order to maintain their insurance licenses. The fair value of such deposits, which represent state deposits and are included within the investment portfolio, totaled $4.6 million and $4.8 million as of September 30, 2022 and December 31, 2021.
Lloyd’s trust deposits are generally required of Lloyd's syndicates to protect policyholders in non-U.K. markets and are pledged into Lloyd’s trust accounts to provide a portion of the capital needed to support obligations at Lloyd’s. As of September 30, 2022 and December 31, 2021, Ark held Lloyd’s trust deposits with a fair value of $117.8 million and $113.8 million
The underwriting capacity of a member of Lloyd’s must be supported by providing a deposit (“Funds at Lloyd’s”) in the form of cash, securities or letters of credit in an amount determined by Lloyd’s. The amount of such deposit is calculated for each member through the completion of an annual capital adequacy exercise. These requirements allow Lloyd’s to evaluate that each member has sufficient assets to meet its underwriting liabilities plus a required solvency margin. As of September 30, 2022 and December 31, 2021, the fair value of Ark’s Funds at Lloyd’s investment deposits totaled $311.4 million and $342.8 million.
As of September 30, 2022 and December 31, 2021, Ark had $49.8 million and $50.0 million of short-term investments pledged as collateral under an uncommitted standby letter of credit. See Note 7 — “Debt.”

Debt Securities Issued by Corporations

The following table presents the credit ratings of debt securities issued by corporations held in White Mountains’s investment portfolio as of September 30, 2022 and December 31, 2021:

	Fair Value at
Millions	September 30, 2022	December 31, 2021
AAA	$11.2	$12.0
AA	90.5	85.0
A	524.0	490.4
BBB	343.0	396.8
Other	5.8	8.7
Debt securities issued by corporations (1)	$974.5	$992.9
(1)    Credit ratings are based upon issuer credit ratings provided by Standard & Poor’s Financial Services LLC (“Standard & Poor’s”), or if unrated by Standard & Poor’s, long-term obligation ratings provided by Moody’s Investor Service, Inc.

Mortgage and Asset-backed Securities and Collateralized Loan Obligations

The following table presents the fair value of White Mountains’s mortgage and asset-backed securities and collateralized loan obligations as of September 30, 2022 and December 31, 2021:

	September 30, 2022			December 31, 2021
Millions	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
Mortgage-backed securities:
Agency:
FNMA	$114.1	$114.1	$—	$125.4	$125.4	$—
FHLMC	74.5	74.5	—	90.5	90.5	—
GNMA	28.9	28.9	—	40.1	40.1	—
Total agency (1)	217.5	217.5	—	256.0	256.0	—
Non-agency: Residential	.4	.4	—	.5	.5	—
Total non-agency	.4	.4	—	.5	.5	—
Total mortgage-backed securities	217.9	217.9	—	256.5	256.5	—
Other asset-backed securities:
Credit card receivables	11.9	11.9	—	12.3	12.3	—
Vehicle receivables	10.9	10.9	—	8.8	8.8	—
Total other asset-backed securities	22.8	22.8	—	21.1	21.1	—
Total mortgage and asset-backed securities	240.7	240.7	—	277.6	277.6	—
Collateralized loan obligations	157.3	157.3	—	135.0	135.0	—
Total mortgage and asset-backed securities and collateralized loan obligations	$398.0	$398.0	$—	$412.6	$412.6	$—
(1)    Represents publicly traded mortgage-backed securities which carry the full faith and credit guaranty of the U.S. Government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

As of September 30, 2022, White Mountains’s investment portfolio included $157.3 million of collateralized loan obligations that are within the senior tranches of their respective fund securitization structures. All of White Mountains’s collateral loan obligations were rated AAA or AA as of September 30, 2022.

Investment in MediaAlpha

Following the MediaAlpha IPO, White Mountains’s investment in MediaAlpha is accounted for at fair value based on the publicly traded share price of MediaAlpha’s common stock and is presented as a separate line item on the balance sheet.
At the September 30, 2022 closing price of $8.75 per share, the fair value of White Mountains’s investment in MediaAlpha was $148.2 million. See Note 2 — “Significant Transactions.”

Other Long-Term Investments

The following table presents the carrying values of White Mountains’s other long-term investments as of September 30, 2022 and December 31, 2021:

	Fair Value at
Millions	September 30, 2022	December 31, 2021
Kudu’s Participation Contracts	$813.2	$669.5
PassportCard/DavidShield	132.0	120.0
Elementum Holdings, L.P.	45.0	45.0
Other unconsolidated entities (1)	37.0	34.4
Total unconsolidated entities	1,027.2	868.9
Private equity funds and hedge funds	239.8	153.8
Bank loan fund	155.7	163.0
Lloyd’s trust deposits	117.8	113.8
ILS funds	49.4	51.9
Private debt investments	13.0	14.1
Other	19.8	12.3
Total other long-term investments	$1,622.7	$1,377.8
(1) Includes White Mountains’s non-controlling equity interests in certain private common equity securities, convertible preferred securities, limited liability company units and Simple Agreement for Future Equity (“SAFE”) investments.

Private Equity Funds and Hedge Funds
White Mountains invests in private equity funds and hedge funds, which are included in other long-term investments. The fair value of these investments is generally estimated using the NAV of the funds. As of September 30, 2022, White Mountains held investments in 16 private equity funds and two hedge funds. The largest investment in a single private equity fund or hedge fund was $49.3 million and $31.3 million as of September 30, 2022 and December 31, 2021.
The following table presents the fair value of investments and unfunded commitments in private equity funds and hedge funds by investment objective and sector as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
Millions	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Private equity funds
Aerospace/Defense/Government	$102.9	$45.1	$69.8	$11.8
Financial services	77.9	54.9	67.7	29.3
Real estate	4.3	2.5	4.3	2.9
Total private equity funds	185.1	102.5	141.8	44.0
Hedge funds
Long/short equity financials and business services	49.3	—	—	—
European small/mid cap	5.4	—	12.0	—
Total hedge funds	54.7	—	12.0	—
Total private equity funds and hedge funds included in other long-term investments	$239.8	$102.5	$153.8	$44.0

Investments in private equity funds are generally subject to a lock-up period during which investors may not request a redemption. Distributions prior to the expected termination date of the fund may be limited to dividends or proceeds arising from the liquidation of the fund’s underlying investments. In addition, certain private equity funds have the option to extend the lock-up period.

The following table presents investments in private equity funds that were subject to lock-up periods as of September 30, 2022:

Millions	1 – 3 years	3 – 5 years	5 – 10 years	>10 years	Total
Private equity funds — expected lock-up period remaining	$27.5	$19.0	$135.4	$3.2	$185.1

Investors in private equity funds are generally subject to indemnification obligations outside of the capital commitment period and prior to the winding up of the fund. As of September 30, 2022 and December 31, 2021, White Mountains is not aware of any indemnification claims relating to its investments in private equity funds.
Redemption of investments in most hedge funds is subject to restrictions, including lock-up periods where no redemptions or withdrawals are allowed, restrictions on redemption frequency and advance notice periods for redemptions. Amounts requested for redemptions remain subject to market fluctuations until the redemption effective date, which generally falls at the end of the defined redemption period. Advance notice requirements for redemptions from White Mountains’s hedge funds investments range from 45 to 90 days. One of White Mountains’s hedge fund investments also limits redemptions to every second anniversary following the date of the initial investment.

Bank Loan Fund
White Mountains’s other long-term investments include a bank loan fund with a fair value of $155.7 million as of September 30, 2022. The fair value of this investment is estimated using the NAV of the fund. The bank loan fund’s investment objective is to provide, on an unleveraged basis, high current income consistent with preservation of capital and low duration. The bank loan fund primarily invests in a broad portfolio of U.S. dollar-denominated, non-investment grade, floating-rate senior secured loans and may invest in other financial instruments, such as secured and unsecured corporate debt, credit default swaps, reverse repurchase agreements, synthetic indices and cash and cash equivalents.
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

Lloyd’s Trust Deposits
White Mountains’s other long-term investments include Lloyd’s trust deposits, which consist of non-U.K. deposits and Canadian comingled pooled funds. The Lloyd’s trust deposits invest primarily in short-term government securities, agency securities and corporate bonds held in trusts that are managed by Lloyd's of London. These investments are generally required of Lloyd's syndicates to protect policyholders in non-U.K. markets and are pledged into Lloyd’s trust accounts to provide a portion of the capital needed to support obligations at Lloyd’s. The fair value of the Lloyd’s trust deposits is generally estimated using the NAV of the funds. As of September 30, 2022, White Mountains held Lloyd’s trust deposits with a fair value of $117.8 million.

Insurance-Linked Securities Funds
White Mountains’s other long-term investments include ILS fund investments. The fair value of these investments is generally estimated using the NAV of the funds. As of September 30, 2022, White Mountains held investments in ILS funds with a fair value of $49.4 million.
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

Rollforward of Level 3 Investments

Level 3 measurements as of September 30, 2022 and 2021 consist of securities for which the estimated fair value has not been determined based upon quoted market price inputs for identical or similar securities. The following table presents the changes in White Mountains’s fair value measurements for Level 3 investments for the nine months ended September 30, 2022 and 2021:

Level 3 Investments
Millions	Other Long-term Investments		Other Long-term Investments
Balance at December 31, 2021	$890.6	Balance at December 31, 2020	$614.2
Net realized and unrealized gains	57.3	Net realized and unrealized gains	79.0
Amortization/accretion	—	Amortization/accretion	—
Purchases	127.9	Purchases	143.6
Sales	(31.7)	Sales	(31.9)
Effect of Ark Transaction	—	Effect of Ark Transaction	9.6
Transfers in	—	Transfers in	—
Transfers out	—	Transfers out	—
Balance at September 30, 2022	$1,044.1	Balance at September 30, 2021	$814.5

Fair Value Measurements — Transfers Between Levels - Nine months ended September 30, 2022 and 2021
Transfers between levels are recorded using the fair value measurement as of the end of the quarterly period in which the event or change in circumstance giving rise to the transfer occurred.
During the nine months ended September 30, 2022 and 2021, there were no fixed maturity investments or other long-term investments classified as Level 3 measurements in the prior period that were transferred to Level 2 measurements.
During the nine months ended September 30, 2022 and 2021, there were no fixed maturity investments or other long-term investments classified as Level 2 measurements in the prior period that were transferred to Level 3 measurements.

Significant Unobservable Inputs

The following tables present significant unobservable inputs used in estimating the fair value of White Mountains’s other long-term investments, classified within Level 3 as of September 30, 2022 and December 31, 2021. The tables below exclude $42.9 million and $46.7 million of Level 3 other long-term investments generally valued based on recent or expected transaction prices. The fair value of investments in private equity funds and hedge funds, bank loan funds, Lloyd’s trust deposits and ILS funds are generally estimated using the NAV of the funds.

$ in Millions	September 30, 2022
Description	Valuation Technique(s) (1)	Fair Value (2)	Unobservable Inputs
			Discount Rate (6)	Terminal Cash Flow Exit Multiple (x) or Terminal Revenue Growth Rate (%) (6)
Kudu’s Participation Contracts (3)(4)(5)	Discounted cash flow	$813.2	17% - 24%	7x - 16x
PassportCard/DavidShield	Discounted cash flow	$132.0	24%	4%
Elementum Holdings, L.P.	Discounted cash flow	$45.0	18%	4%
Private debt investments	Discounted cash flow	$11.0	10%	N/A
(1) Key inputs to the discounted cash flow analysis generally include projections of future revenue and earnings, discount rates and terminal exit multiples or growth rates.
(2) Includes the net unrealized investment gains (losses) associated with foreign currency; foreign currency effects based on observable inputs.
(3) Since Kudu’s Participation Contracts are not subject to corporate taxes within Kudu Investment Management, LLC, pre-tax discount rates are applied to pre-tax cash flows in determining fair values. The weighted average discount rate and weighted average terminal cash flow exit multiple applied to Kudu’s Participation Contracts is 20% and 9.7x.
(4) As of September 30, 2022, three of Kudu’s Participation Contracts with a total fair value of $312.4 were valued using a probability weighted expected return method, which was based on a discounted cash flow analysis and an expected sale transaction.
(5) In 2022, Kudu deployed a total of $97.9 into new and existing Kudu Participation Contracts, including Gramercy Funds Management, GenTrust, EC Management Services, and TK Partners.
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
The following table presents the economic lives, acquisition date fair values, accumulated amortization and net carrying values for other intangible assets and goodwill, by reportable segment as of September 30, 2022 and December 31, 2021:

$ in Millions	Weighted Average Economic Life (in years)	September 30, 2022			December 31, 2021
		Acquisition Date Fair Value	Accumulated Amortization	Net Carrying Value	Acquisition Date Fair Value	Accumulated Amortization	Net Carrying Value
Goodwill:
Ark	N/A	$116.8	$—	$116.8	$116.8	$—	$116.8
Kudu	N/A	7.6	—	7.6	7.6		7.6
Other Operations	N/A	51.1	—	51.1	17.9	—	17.9
Total goodwill		175.5	—	175.5	142.3	—	142.3
Other intangible assets:
Ark
Underwriting capacity	N/A	175.7	—	175.7	175.7	—	175.7
Kudu
Trade names	7	2.2	1.1	1.1	2.2	.9	1.3
Other Operations
Trade names	15.9	17.9	2.4	15.5	8.2	1.5	6.7
Customer relationships	12.4	29.5	6.6	22.9	18.8	4.5	14.3
Other	12.1	2.8	.3	2.5	.3	.1	.2
Subtotal		50.2	9.3	40.9	27.3	6.1	21.2
Total other intangible assets		228.1	10.4	217.7	205.2	7.0	198.2
Total goodwill and other intangible assets		$403.6	$10.4	393.2	$347.5	$7.0	340.5
Goodwill and other intangible assets attributed to non-controlling interests				(103.1)			(91.8)
Goodwill and other intangible assets included in White Mountains’s common shareholders’ equity				$290.1			$248.7

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
The following table presents a summary of the acquisition date fair values of goodwill and other intangible assets for acquisitions completed from January 1, 2021 through September 30, 2022:

$ in Millions	Goodwill and Other intangible asset (1)	Acquisition Date
Acquisition of subsidiary/ asset
Ark	$292.5	January 1, 2021
Other Operations	$86.6	Various
(1) Acquisition date fair values include the effect of adjustments during the measurement period and exclude the effect of foreign currency translation subsequent to the acquisition date.

The following tables present the change in goodwill and other intangible assets for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022			2021
Millions	Goodwill	Other Intangible Assets	Total Goodwill and Other Intangible Assets	Goodwill	Other Intangible Assets	Total Goodwill and Other Intangible Assets
Beginning balance	$201.8	$196.2	$398.0	$151.5	$201.1	$352.6
Attribution of acquisition date fair value estimates between goodwill and other intangible assets (1)	(22.9)	22.9	—	(9.3)	9.3	—
Measurement period adjustments (2)	(3.4)	—	(3.4)	(.4)	—	(.4)
Amortization	—	(1.4)	(1.4)	—	(2.0)	(2.0)
Ending balance	$175.5	$217.7	$393.2	$141.8	$208.4	$350.2
(1) Relates to acquisitions within Other Operations. The relative fair values of goodwill and other intangible assets recognized in connection with acquisitions during 2022 had not yet been finalized as of the end of the period.
(2) Measurement period adjustments relate to updated information about acquisition date fair values of assets acquired and liabilities assumed. During the three months ended September 30, 2022 and 2021, adjustments relate to acquisitions within Other Operations.

	Nine Months Ended September 30,
	2022			2021
Millions	Goodwill	Other Intangible Assets	Total Goodwill and Other Intangible Assets	Goodwill	Other Intangible Assets	Total Goodwill and Other Intangible Assets
Beginning balance	$142.3	$198.2	$340.5	$19.2	$26.4	$45.6
Ark Transaction	—	—	—	116.8	175.7	292.5
Acquisition of businesses (1)	59.5	—	59.5	15.8	—	15.8
Attribution of acquisition date fair value estimates between goodwill and other intangible assets (1)	(22.9)	22.9	—	(9.3)	9.3	—
Measurement period adjustments (2)	(3.4)		(3.4)	(.7)	.1	(.6)
Amortization	—	(3.4)	(3.4)	—	(3.1)	(3.1)
Ending balance	$175.5	$217.7	$393.2	$141.8	$208.4	$350.2
(1) Relates to acquisitions within Other Operations. The relative fair values of goodwill and other intangible assets recognized in connection with acquisitions during 2022 had not yet been finalized as of the end of the period.
(2) Measurement period adjustments relate to updated information about acquisition date fair values of assets acquired and liabilities assumed. During the nine months ended September 30, 2022 and 2021, adjustments relate to acquisitions within Other Operations.

Note 5.  Loss and Loss Adjustment Expense Reserves

The following table summarizes the loss and LAE reserve activity of Ark’s insurance and reinsurance subsidiaries for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2022	2021	2022	2021
Gross beginning balance	$1,022.1	$760.0	$894.7	$696.0
Less: beginning reinsurance recoverable on unpaid losses (1)	(375.5)	(425.3)	(428.9)	(433.4)
Net loss and LAE reserves	646.6	334.7	465.8	262.6

Loss and LAE incurred relating to:
Current year losses	222.9	141.9	491.8	269.0
Prior year losses	(9.2)	(12.7)	(35.6)	(21.2)
Net incurred losses and LAE	213.7	129.2	456.2	247.8

Loss and LAE paid relating to:
Current year losses	(6.1)	(9.0)	(20.8)	(11.5)
Prior year losses	(37.0)	(20.3)	(130.8)	(62.1)
Net paid loss and LAE	(43.1)	(29.3)	(151.6)	(73.6)

Change in TPC Providers’ participation (2)	—	—	57.5	(2.2)
Foreign currency translation and other adjustments to loss and LAE reserves	(9.2)	(1.2)	(19.9)	(1.2)

Net ending balance	808.0	433.4	808.0	433.4
Plus: ending reinsurance recoverable on unpaid losses (3)	521.4	457.5	521.4	457.5
Gross ending balance	$1,329.4	$890.9	$1,329.4	$890.9
(1) The beginning reinsurance recoverable on unpaid losses includes amounts attributable to TPC Providers of $182.4 and $314.6 for the three months ended September 30, 2022 and 2021 and $276.8 and $319.2 for the nine months ended September 30, 2022 and 2021.
(2) Amount represents the impact to net loss and LAE reserves due to a change in the TPC Providers’ participation related to the annual reinsurance to close (“RITC”) process.
(3) The ending reinsurance recoverable on unpaid losses includes amounts attributable to TPC Providers of $168.0 and $299.9 as of September 30, 2022 and 2021.

For the three and nine months ended September 30, 2022, Ark recognized $9.2 million and $35.6 million of net favorable prior year loss reserve development. Ark’s net favorable prior year loss reserve development in 2022 was driven primarily by good claims experience across most classes including the property and accident & health and specialty reserving lines of business, predominantly from business underwritten in London. For the three and nine months ended September 30, 2021, Ark recognized $12.7 million and $21.2 million of net favorable prior year loss reserve development. Ark’s net favorable prior year loss reserve development in 2021 was driven primarily by the property and accident & health reserving line of business.

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
The following table summarizes the effects of reinsurance on written and earned premiums and on losses and LAE for Ark for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2022	2021	2022	2021
Written premiums:
Gross	$215.5	$162.4	$1,252.5	$895.0
Ceded	(22.9)	(41.5)	(246.0)	(169.5)
Net written premiums	$192.6	$120.9	$1,006.5	$725.5
Earned premiums:
Gross	$454.9	$284.5	$966.6	$622.0
Ceded	(108.8)	(71.1)	(208.8)	(186.2)
Net earned premiums	$346.1	$213.4	$757.8	$435.8
Losses and loss adjustment expenses:
Gross	$391.4	$193.5	$712.9	$372.7
Ceded	(177.7)	(64.3)	(256.7)	(124.9)
Net losses and loss adjustment expenses	$213.7	$129.2	$456.2	$247.8

As of September 30, 2022, Ark had $521.4 million and $29.5 million of reinsurance recoverables on unpaid and paid losses. As of September 30, 2021, Ark had $457.5 million and $8.1 million of reinsurance recoverables on unpaid and paid losses. As reinsurance contracts do not relieve Ark of its obligation to its policyholders, Ark seeks to reduce the credit risk associated with reinsurance balances by avoiding over-reliance on specific reinsurers through the application of concentration limits and thresholds. Ark is selective with its reinsurers, placing reinsurance with only those reinsurers having a strong financial condition. Ark monitors the financial strength of its reinsurers on an ongoing basis.
As of September 30, 2022, Ark’s reinsurance recoverables of $550.9 million included $168.0 million attributable to TPC Providers, which are collateralized. As of September 30, 2021, Ark’s reinsurance recoverables of $465.6 million included $299.9 million related to TPC Providers, which are collateralized.

The following table provides a listing of Ark’s remaining gross and net reinsurance recoverables, excluding amounts attributable to TPC Providers, by the reinsurer’s A.M. Best Company, Inc (“A.M. Best”) rating and the percentage of total recoverables as of September 30, 2022:

$ in Millions	As of September 30, 2022
A.M. Best Rating(1)	Gross	Collateral	Net	% of Total
A+ or better	$178.3	$—	$178.3	67.7%
A- to A	78.9	—	78.9	29.9
B++ or lower and not rated	125.7	119.4	6.3	2.4
Total	$382.9	$119.4	$263.5	100.0%
(1) A.M. Best ratings as detailed above are: “A+ or better” (Superior) “A- to A” (Excellent), “B++” (Good).

See Note 10 — “Municipal Bond Guarantee Insurance” for third-party reinsurance balances related to White Mountains’s financial guarantee business.

Reinsurance Contracts Accounted for as Deposits

Ark has an aggregate excess of loss contract with SiriusPoint Ltd. (“SiriusPoint”), which is accounted for using the deposit method and recorded within other assets. Ark earns an annual crediting rate of 3.0%, which is recorded within other revenue. During the fourth quarter of 2021, Ark negotiated a reduction of $31.7 million, including accrued interest, to the aggregate excess of loss contract with SiriusPoint. As of September 30, 2022, the carrying value of Ark’s deposit in SiriusPoint, including accrued interest, was $20.3 million.
See Note 10 — “Municipal Bond Guarantee Insurance” for reinsurance contracts accounted for as deposits related to White Mountains’s financial guarantee business.

Note 7.  Debt

The following table presents White Mountains’s debt outstanding as of September 30, 2022 and December 31, 2021:

$ in Millions	September 30, 2022	Effective Rate	(1)	December 31, 2021	Effective Rate	(1)
HG Global Senior Notes	$150.0	8.6%		$—	N/A
Unamortized discount and issuance cost	(3.6)			—
HG Global Senior Notes, carrying value	146.4			—
Ark 2007 Subordinated Notes, carrying value	30.0			30.0
Ark 2021 Notes Tranche 1	37.6			44.2
Ark 2021 Notes Tranche 2	47.0			47.0
Ark 2021 Notes Tranche 3	70.0			70.0
Unamortized issuance cost	(4.6)			(5.3)
Ark 2021 Subordinated Notes, carrying value	150.0			155.9
Total Ark Subordinated Notes, carrying value	180.0	7.3%		185.9	6.9%
Kudu Credit Facility	260.4	5.6%		225.4	4.3%
Unamortized issuance cost	(6.9)			(7.2)
Kudu Credit Facility, carrying value	253.5			218.2
Other Operations debt	36.4	7.1%		17.1	7.5%
Unamortized issuance cost	(.8)			(.3)
Other Operations debt, carrying value	35.6			16.8
Total debt	$615.5			$420.9
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
The HG Global Senior Notes require HG Global to maintain an interest reserve account of eight times the interest accrued for the most recent quarterly interest period, which is included in short-term investments. As of September 30, 2022, the interest reserve account is $26.4 million.
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
As of September 30, 2022, the HG Global Senior Notes had an outstanding principal balance of $150.0 million.

Ark Subordinated Notes

In March 2007, GAIL issued $30.0 million face value of floating rate unsecured junior subordinated deferrable interest notes to Alesco Preferred Funding XII Ltd., Alesco Preferred Funding XIII Ltd. and Alesco Preferred Funding XIV Ltd (the “Ark 2007 Subordinated Notes”). The Ark 2007 Subordinated Notes, which mature in June 2037, accrue interest at a floating rate equal to the three-month U.S. London Inter-Bank Offered Rate (“LIBOR”) plus 4.6% per annum. As of September 30, 2022, the Ark 2007 Subordinated Notes had an outstanding principal balance of $30.0 million.
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
As of September 30, 2022, the Ark 2021 Notes Tranche 1 had an outstanding principal balance of €39.1 million ($37.6 million based upon the foreign exchange spot rate as of September 30, 2022), the Ark 2021 Notes Tranche 2 had an outstanding principal balance of $47.0 million, and the Ark 2021 Notes Tranche 3 had an outstanding principal balance of $70.0 million.
The Ark Subordinated Notes contain various affirmative and negative covenants that White Mountains considers to be customary for such borrowings.

Ark Standby Letter of Credit Facilities

In December 2021, Ark entered into two uncommitted standby letter of credit facility agreements to support the continued growth and expansion of its GAIL insurance and reinsurance operations. The standby letter of credit facility agreements were executed with ING Bank N.V., London Branch (the “ING LOC Facility”) with capacity of $50.0 million on an uncollateralized basis and with Citibank Europe Plc (the “Citibank LOC Facility”) with capacity of $100.0 million on a collateralized basis. In September 2022, Ark entered another uncommitted standby letter of credit facility agreement with Lloyds Bank Corporate Markets PLC (the “Lloyds LOC Facility”) with capacity of $50.0 million on a collateralized basis.
As of September 30, 2022, the ING LOC Facility and Lloyds LOC Facility were undrawn. As of September 30, 2022, the Citibank LOC Facility had an outstanding principal balance of $36.2 million. As of September 30, 2022, $49.8 million of short-term investments were pledged as collateral under the Citibank LOC Facility. Ark’s uncommitted standby letter of credit facility agreements contain various representations, warranties and covenants that White Mountains considers to be customary for such borrowings.

Kudu Credit Facility and Kudu Bank Facility

On December 23, 2019, Kudu entered into a secured credit facility with Monroe Capital Management Advisors, LLC (the “Kudu Bank Facility”). On March 23, 2021, Kudu replaced the Kudu Bank Facility and entered into a secured revolving credit facility (the “Kudu Credit Facility”) with Mass Mutual to repay the Kudu Bank Facility, and to fund new investments and related transaction expenses. The maximum borrowing capacity of the Kudu Credit Facility is $300.0 million. The Kudu Credit Facility matures on March 23, 2036. In connection with the replacement of the Kudu Bank Facility, Kudu recognized a total loss of $4.1 million, representing debt issuance costs and prepayment fees, which are included within interest expense for the year to date period ended September 30, 2021.
The Kudu Credit Facility requires Kudu to maintain an interest reserve account, which is included in restricted cash. As of September 30, 2022, the interest reserve account is $8.9 million. The Kudu Credit Facility requires Kudu to maintain a ratio of the outstanding balance to the sum of the fair market value of the participation contracts and cash held in certain accounts (the “LTV Percentage”) of less than 50% in years 0-3, 40% in years 4-6, 25% in years 7-8, 15% in years 9-10, and 0% thereafter. As of September 30, 2022, Kudu has a 35% LTV Percentage.
Kudu may borrow undrawn balances within the initial three-year availability period, subject to customary terms and conditions, to the extent the amount borrowed under the Kudu Credit Facility does not exceed the borrowing base, which is equal to 35% of the fair value of qualifying Kudu Participation Contracts. As of September 30, 2022, the available undrawn balance was $39.6 million.

The following table presents the change in debt under the Kudu Bank Facility and Kudu Credit Facility for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2022	2021	2022	2021
Kudu Bank Facility
Beginning balance	$—	$—	$—	$89.2
Term loans
Borrowings	—	—	—	3.0
Repayments	—	—	—	(92.2)
Ending balance	$—	$—	$—	$—
Kudu Credit Facility
Beginning balance	$260.4	$203.0	$225.4	$—
Term loans
Borrowings	—	—	35.0	203.0
Repayments	—	—	—	—
Ending balance	$260.4	$203.0	$260.4	$203.0

The Kudu Credit Facility is secured by all property of the loan parties and contains various affirmative and negative covenants that White Mountains considers to be customary for such borrowings.

Other Operations Debt

As of September 30, 2022, White Mountains’s Other Operations had debt with an outstanding principal balance of $36.4 million, which consisted of five secured credit facilities (collectively, “Other Operations debt”).

Compliance

At September 30, 2022, White Mountains was in compliance in all material respects with the covenants under all of its debt instruments.

Note 8.  Income Taxes

The Company and its Bermuda domiciled subsidiaries are not subject to Bermuda income tax under current Bermuda law. In the event there is a change in the current law such that taxes are imposed, the Bermuda Exempted Undertakings Tax Protection Act of 1966 states that the Company and its Bermuda domiciled subsidiaries would be exempt from such tax until March 31, 2035. The Company has subsidiaries and branches that operate in various other jurisdictions around the world and are subject to tax in the jurisdictions in which they operate.  As of September 30, 2022, the primary jurisdictions in which the Company’s subsidiaries and branches were subject to tax were Ireland, Israel, Luxembourg, the United Kingdom and the United States.
White Mountains’s income tax benefit related to pre-tax loss from continuing operations for the three and nine months ended September 30, 2022 represented an effective tax rate of 23.9% and 9.4%. The effective tax rate was different from the U.S. statutory rate of 21.0%, driven primarily by full year forecasted income in jurisdictions with lower tax rates than the United States, partially offset by a full valuation allowance on net deferred tax assets in certain U.S. operations, consisting of the WM Adams, Inc. consolidated tax group within Other Operations and BAM, and state income taxes.

White Mountains’s income tax expense related to pre-tax loss from continuing operations for the three and nine months ended September 30, 2021 represented an effective tax rate of (7.9)% and (17.1)%. The effective tax rate was different from the U.S. statutory rate of 21.0%, driven primarily by losses in jurisdictions with lower tax rates than the United States, a full valuation allowance on net deferred tax assets in certain U.S. operations, consisting of the WM Adams, Inc. consolidated tax group within Other Operations and BAM, and state income taxes. For the nine months ended September 30, 2021, the effective rate was also different from the U.S. statutory rate of 21.0% due to additional tax expense related to the revaluation of U.K. deferred tax assets and liabilities.
On June 10, 2021, the U.K. enacted an increase in its corporate tax rate from 19.0% to 25.0% for periods after April 1, 2023. On June 30, 2021, White Mountains increased its net U.K. deferred tax liability to reflect the higher tax rate on temporary differences projected to reverse after the new rate becomes effective.
On August 16, 2022, the U.S. enacted the Inflation Reduction Act (the “IRA”). White Mountains has evaluated the tax provisions of the IRA, the most significant of which relate to the corporate alternative minimum tax and the tax on share repurchases, and does not expect the legislation to have a material impact on its results of operations.
In arriving at the effective tax rate for the three and nine months ended September 30, 2022 and 2021, White Mountains forecasted all income and expense items including the change in unrealized investment gains (losses) and realized investment gains (losses) for the years ending December 31, 2022 and 2021.
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
HG paid initial premiums of $3.3 million for the interest rate cap. Under the terms of the interest rate cap agreement, if the current three-month SOFR rate at the measurement date exceeds 3.5%, HG will receive payments from the counterparty equal to the difference between the three-month SOFR rate on the determination date and 3.5%, multiplied by the notional amount of the cap based on the number of days in the quarter and a year equal to 360 days. As of September 30, 2022, the three-month SOFR rate was 3.6%.
HG accounts for the interest rate cap as a derivative at fair value, with changes in fair value recognized in current period earnings within interest expense. For the three and nine months ended September 30, 2022, White Mountains recognized a gain of $2.1 million and $0.6 million related to the change in fair value on the interest rate cap within interest expense. As of September 30, 2022, the estimated fair value of the interest rate cap recorded in other assets was $3.9 million. White Mountains classifies the interest rate cap as a Level 2 measurement.

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
In 2018, Fidus Re was initially capitalized by the issuance of $100.0 million of insurance-linked securities (the “Fidus Re 2018 Agreement”). The proceeds from issuance were placed in a collateral trust supporting Fidus Re’s obligations to BAM. The insurance-linked securities were issued by Fidus Re with an initial term of 12 years and are callable five years after the date of issuance. Under the Fidus Re 2018 Agreement, Fidus Re reinsures 90% of aggregate losses exceeding $165.0 million on a portion of BAM’s financial guarantee portfolio (the “2018 Covered Portfolio”) up to a total reimbursement of $100.0 million. The Fidus Re 2018 Agreement does not provide coverage for losses in excess of $276.1 million. The 2018 Covered Portfolio consists of approximately 28% of BAM’s portfolio of financial guaranty policies issued through September 30, 2022.
In the first quarter of 2021, Fidus Re issued an additional $150.0 million of insurance-linked securities (the “Fidus Re 2021 Agreement”) with an initial term of 12 years and are callable five years after the date of issuance. The proceeds from issuance were placed in a collateral trust supporting Fidus Re’s obligations to BAM. Under the Fidus Re 2021 Agreement, Fidus Re reinsures 90% of aggregate losses exceeding $135.0 million on a portion of BAM’s financial guarantee portfolio (the “2021 Covered Portfolio”) up to a total reimbursement of $150.0 million. The Fidus Re 2021 Agreement does not provide coverage for losses in excess of $301.7 million. The 2021 Covered Portfolio consists of approximately 33% of BAM’s portfolio of financial guaranty policies issued through September 30, 2022.
The Fidus Re agreements are accounted for using deposit accounting and any related financing expenses are recorded in general and administrative expenses as they do not meet the risk transfer requirements necessary to be accounted for as reinsurance.

XOLT
In January 2020, BAM entered into an excess of loss reinsurance agreement (the “XOLT”) with HG Re. Under the XOLT, HG Re provides last dollar protection for exposures on municipal bonds insured by BAM in excess of New York State Department of Financial Services (“NYDFS”) single issuer limits. As of September 30, 2022, the XOLT is subject to an aggregate limit equal to the lesser of $125.0 million or the assets held in the supplemental collateral trust (the “Supplemental Trust”) at any point in time. The agreement is accounted for using deposit accounting and any related financing expenses are recorded in general and administrative expenses as the agreement does not meet the risk transfer requirements necessary to be accounted for as reinsurance.

Collateral Trusts

HG Re’s obligations under the FLRT are limited to the assets in two collateral trusts: the Supplemental Trust and a Regulation 114 Trust (together, the “Collateral Trusts”). Losses required to be reimbursed under the FLRT are subject to an aggregate limit equal to the assets held in the Collateral Trusts at any point in time.
On a monthly basis, BAM deposits cash equal to ceded premiums, net of ceding commissions, due to HG Re under the FLRT directly into the Regulation 114 Trust. The Regulation 114 Trust target balance is equal to gross ceded unearned premiums and unpaid ceded loss and LAE, if any. If, at the end of any quarter, the Regulation 114 Trust balance is below the target balance, funds will be withdrawn from the Supplemental Trust and deposited into the Regulation 114 Trust in an amount equal to the shortfall. If, at the end of any quarter, the Regulation 114 Trust balance is above 102% of the target balance, funds will be withdrawn from the Regulation 114 Trust and deposited into the Supplemental Trust. The Regulation 114 Trust balance as of September 30, 2022 and December 31, 2021 was $259.4 million and $250.2 million.
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
As the BAM Surplus Notes are repaid over time, the BAM Surplus Notes will be replaced in the Supplemental Trust by cash and fixed income securities. The Supplemental Trust balance as of September 30, 2022 and December 31, 2021 was $574.5 million and $601.8 million.
As of September 30, 2022 and December 31, 2021, the Collateral Trusts held assets of $833.9 million and $852.0 million, which included $457.7 million and $481.7 million of cash and investments, $364.6 million and $364.6 million of BAM Surplus Notes and $11.6 million and $5.7 million of interest receivable on the BAM Surplus Notes.

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
During the three and nine months ended September 30, 2022 and 2021, BAM made no repayments of the BAM Surplus Notes or accrued interest.
As of September 30, 2022 and December 31, 2021, the principal balance on the BAM Surplus Notes was $364.6 million and $364.6 million and total interest receivable on the BAM Surplus Notes was $166.4 million and $157.6 million.

Insured Obligations and Premiums

The following table presents a schedule of BAM’s insured obligations as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Contracts outstanding	13,094	12,350
Remaining weighted average contract period outstanding (in years)	10.8	10.8
Contractual debt service outstanding (in millions):
Principal	$98,619.0	$89,196.5
Interest	47,595.0	41,486.5
Total debt service outstanding	$146,214.0	$130,683.0

Gross unearned insurance premiums (in millions)	$286.7	$266.3

The following table presents a schedule of BAM’s future premium revenues as of September 30, 2022:

Millions	September 30, 2022
October 1, 2022 - December 31, 2022	$6.9
January 1, 2023 - March 31, 2023	6.8
April 1, 2023 - June 30, 2023	6.7
July 1, 2023 - September 30, 2023	6.6
October 1, 2023 - December 31, 2023	6.4
Total 2023	26.5
2024	24.9
2025	23.2
2026	21.6
2027	20.1
2028 and thereafter	163.5
Total gross unearned insurance premiums	$286.7

The following table presents a schedule of written premiums and earned premiums included in White Mountains’s HG Global/BAM segment for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2022	2021	2022	2021
Written premiums:
Direct	$18.4	$12.8	$44.9	$34.5
Assumed	1.3	—	1.3	4.5
Gross written premiums (1)	$19.7	$12.8	$46.2	$39.0
Earned premiums:
Direct	$6.5	$5.9	$22.0	$16.8
Assumed	.6	.8	4.0	2.8
Gross earned premiums (1)	$7.1	$6.7	$26.0	$19.6
(1) There are no ceded premium amounts in the periods presented and gross earned premiums are equivalent to net written premiums and net earned premiums.

In January 2021, BAM entered into a 100% facultative quota share reinsurance agreement under which it assumed a portfolio of municipal bond guarantee contracts with a par value of $805.5 million.
In September 2022, BAM entered into a 100% facultative quota share reinsurance agreement under which it assumed a portfolio of municipal bond guarantee contracts with a par value of $42.5 million.
None of the contracts assumed under these reinsurance agreements were non-performing, and no loss reserves have been established for any of the contracts, either as of the transaction date or as of September 30, 2022. The agreements, which cover future claims exposure only, meet the risk transfer criteria under ASC 944-20, Insurance Activities and accordingly have been accounted for as reinsurance.

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
The following table presents the Company’s computation of earnings per share from continuing operations for the three and nine months ended September 30, 2022 and 2021. See Note 19 — “Held for Sale and Discontinued Operations.”

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Basic and diluted earnings per share numerators (in millions):
Net income (loss) attributable to White Mountains’s common shareholders	$888.2	$(371.4)	$752.4	$(308.2)
Less: total income (loss) from discontinued operations, net of tax (1)	893.1	5.3	903.2	(5.1)
Less: net (income) loss from discontinued operations attributable to non-controlling interests	$(.1)	$—	$(.7)	$1.1
Net income (loss) from continuing operations attributable to White Mountains’s common shareholders	$(4.8)	$(376.7)	$(150.1)	$(304.2)
Allocation of (earnings) losses to participating restricted common shares (2)	.1	4.6	1.8	3.5
Basic and diluted earnings (losses) per share numerators	$(4.7)	$(372.1)	$(148.3)	$(300.7)
Basic earnings per share denominators (in thousands):
Total average common shares outstanding during the period	2,893.8	3,090.3	2,959.3	3,099.4
Average unvested restricted common shares (3)	(38.3)	(37.8)	(35.5)	(36.0)
Basic earnings (losses) per share denominator	2,855.5	3,052.5	2,923.8	3,063.4
Diluted earnings per share denominator (in thousands):
Total average common shares outstanding during the period	2,893.8	3,090.3	2,959.3	3,099.4
Average unvested restricted common shares (3)	(38.3)	(37.8)	(35.5)	(36.0)
Diluted earnings (losses) per share denominator	2,855.5	3,052.5	2,923.8	3,063.4
Basic and diluted earnings per share (in dollars) - continuing operations:
Distributed earnings - dividends declared and paid	$—	$—	$1.00	$1.00
Undistributed earnings (losses)	(1.66)	(121.90)	(51.73)	(99.16)
Basic and diluted earnings (losses) per share	$(1.66)	$(121.90)	$(50.73)	$(98.16)
(1) Includes net income (loss) from discontinued operations, net of tax - NSM Group, net gain (loss) from sale of discontinued operations, net of tax - NSM Group and net gain (loss) from sale of discontinued operations, net of tax - Sirius Group. See Note 19 — “Held for Sale and Discontinued Operations.”
(2) Restricted shares issued by White Mountains receive dividends and are therefore considered participating securities.
(3) Restricted shares outstanding vest upon a stated date. See Note 12 — “Employee Share-Based Incentive Compensation Plans.”

The following table presents the undistributed net earnings (losses) from continuing operations for the three and nine months ended September 30, 2022 and 2021. See Note 19 — “Held for Sale and Discontinued Operations.”

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2022	2021	2022	2021
Undistributed net earnings (losses) - continuing operations:
Net income (losses) attributable to White Mountains’s common shareholders, net of restricted common share amounts	$(4.7)	$(372.1)	$(148.3)	$(300.7)
Dividends declared, net of restricted common share amounts (1)	—	—	(3.0)	(3.1)
Total undistributed net earnings (losses), net of restricted common share amounts	$(4.7)	$(372.1)	$(151.3)	$(303.8)
(1) Restricted shares issued by White Mountains receive dividends and are therefore considered participating securities.

Note 12. Employee Share-Based Incentive Compensation Plans

White Mountains’s Long-Term Incentive Plan (the “WTM Incentive Plan”) provides for grants of various types of share-based and non-share-based incentive awards to key employees of White Mountains. As of September 30, 2022 and 2021, White Mountains’s share-based compensation incentive awards consist of performance shares and restricted shares.

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
The following table presents the performance share activity for the three and nine months ended September 30, 2022 and 2021 for performance shares granted under the WTM Incentive Plan:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	39,449	$41.2	41,252	$45.7	40,828	$42.2	42,458	$56.3
Shares paid (1)	—	—	(219)	(.6)	(14,625)	(26.4)	(14,336)	(35.2)
New grants	—	—	—	—	13,225	—	13,475	—
Forfeitures and cancellations (2)	—	(.1)	(205)	.2	21	(.2)	(769)	.4
Expense recognized	—	11.9	—	(6.5)	—	37.4	—	17.3
End of period	39,449	$53.0	40,828	$38.8	39,449	$53.0	40,828	$38.8
(1) Includes WTM performance share payments in 2022 for the 2019-2021 performance cycle, which were paid in March 2022 at 172% of target and WTM performance share payments in 2021 for the 2018-2020 performance cycle, which were paid in March 2021 at 200% of target.
(2) Amounts include changes in assumed forfeitures, as required under GAAP.

During the nine months ended September 30, 2022, White Mountains granted 13,225 performance shares for the 2022-2024 performance cycle. During the nine months ended September 30, 2021, White Mountains granted 13,475 performance shares for the 2021-2023 performance cycle.
For the 2019-2021 performance cycle, the Company issued common shares for 750 performance shares earned and all other performance shares earned were settled in cash. For the 2018-2020 performance cycle, all performance shares earned were settled in cash. If all the outstanding WTM performance shares had vested on September 30, 2022, the total additional compensation cost to be recognized would have been $41.2 million, based on accrual factors (common share price and payout assumptions) as of September 30, 2022.

The following table presents performance shares outstanding and accrued expense for performance shares awarded under the WTM Incentive Plan as of September 30, 2022 for each performance cycle:

	Nine Months Ended September 30, 2022
Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense
Performance cycle:
2020 – 2022	13,350	$31.9
2021 – 2023	13,475	14.7
2022 – 2024	13,225	7.2
Sub-total	40,050	53.8
Assumed forfeitures	(601)	(.8)
September 30, 2022	39,449	$53.0

Restricted Shares

Restricted shares are grants of a specified number of common shares that generally vest at the end of a 34-month service period. The following table presents the unrecognized compensation cost associated with the outstanding restricted share awards for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
Millions, except share amounts	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value
Non-vested,
Beginning of period	38,350	$23.0	38,280	$23.2	37,850	$15.9	43,105	$15.2
Issued	—	—	—	—	13,225	13.8	13,475	16.1
Vested	—	—	(219)	—	(12,725)	—	(17,936)	—
Forfeited	—	—	(211)	(.2)	—	—	(794)	(.8)
Expense recognized	—	(3.8)	—	(3.6)	—	(10.5)	—	(11.1)
End of period	38,350	$19.2	37,850	$19.4	38,350	$19.2	37,850	$19.4

During the nine months ended September 30, 2022, White Mountains issued 13,225 restricted shares that vest on January 1, 2025. During the nine months ended September 30, 2021, White Mountains issued 13,475 restricted shares that vest on January 1, 2024. The unamortized issue date fair value as of September 30, 2022 is expected to be recognized ratably over the remaining vesting periods.

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
As of September 30, 2022 and December 31, 2021, the right of use (“ROU”) lease assets were $24.5 million and $28.1 million and lease liabilities were $26.5 million and $30.0 million.
The following table summarizes net lease expense recognized in White Mountains’s consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021:

Millions	Three Months Ended September 30,		Nine Months Ended September 30,
Lease Cost	2022	2021	2022	2021
Lease cost	$1.9	$1.9	$5.9	$4.8
Less: sublease income	.2	.1	.5	.3
Net lease cost	$1.7	$1.8	$5.4	$4.5

The following table presents the contractual maturities of the lease liabilities associated with White Mountains’s operating lease agreements as of September 30, 2022:

Millions	As of September 30, 2022
Remainder of 2022	$1.7
2023	8.1
2024	7.1
2025	4.9
2026	2.6
Thereafter	5.0
Total undiscounted lease payments	29.4
Less: present value adjustment	2.9
Operating lease liabilities	$26.5

The following tables present lease related assets and liabilities by reportable segment as of September 30, 2022 and December 31, 2021:

	As of September 30, 2022
Millions	HG/BAM	Ark	Kudu	Other Operations	Total	Weighted Average Incremental Borrowing Rate (1)
ROU lease assets	$6.2	$6.6	$5.9	$5.8	$24.5	4.1%
Lease liabilities	$6.7	$6.6	$6.8	$6.4	$26.5
(1) The present value of the remaining lease payments was determined by discounting the lease payments using the incremental borrowing rate.

	As of December 31, 2021
Millions	HG/BAM	Ark	Kudu	Other Operations	Total	Weighted Average Incremental Borrowing Rate (1)
ROU lease assets	$7.6	$7.0	$6.4	$7.1	$28.1	4.0%
Lease liabilities	$8.1	$7.0	$7.1	$7.8	$30.0
(1) The present value of the remaining lease payments was determined by discounting the lease payments using the incremental borrowing rate.

Note 14. Non-controlling Interests

Non-controlling interests consist of the ownership interests of non-controlling shareholders in consolidated entities and are presented separately on the balance sheet.
The following table presents the balance of non-controlling interests included in White Mountains’s total equity and the ownership interests held by non-controlling shareholders as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
$ in Millions	Non-controlling Percentage (1)	Non-controlling Equity	Non-controlling Percentage (1)	Non-controlling Equity
Non-controlling interests, excluding BAM
HG Global	3.1%	$(.3)	3.1%	$8.9
Ark	28.0%	217.1	28.0%	230.7
Kudu	10.7%	80.8	.7%	12.4
NSM (2)	—%	—	3.5%	16.7
Other	various	20.8	various	11.9
Total, excluding BAM		318.4		280.6
BAM	100.0%	(160.1)	100.0%	(124.0)
Total non-controlling interests		$158.3		$156.6
(1) The non-controlling percentage represents the basic ownership interests held by non-controlling shareholders with the exception of HG Global, for which the non-controlling percentage represents the preferred share ownership held by non-controlling shareholders.
(2) As a result of the NSM Transaction, NSM has been classified as discontinued operations through the closing of the transaction. See Note 19 — “Held for Sale and Discontinued Operations.”

Note 15. Segment Information

As of September 30, 2022, White Mountains conducted its operations through four segments: (1) HG Global/BAM, (2) Ark, (3) Kudu, and (4) Other Operations. As a result of the NSM Transaction, the results of operations for NSM, previously reported as a segment, have been classified as discontinued operations in the statements of operations and comprehensive income through the closing of the transaction. Prior period amounts have been reclassified to conform to the current period’s presentation. See Note 19 — “Held for Sale and Discontinued Operations.”
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

The following tables present the financial information for White Mountains’s segments:

Millions	HG Global/ BAM	Ark	Kudu	Other Operations	Total
Three Months Ended September 30, 2022
Earned insurance premiums	$7.1	$346.1	$—	$—	$353.2
Net investment income	5.7	4.9	14.8	8.5	33.9
Net realized and unrealized investment gains (losses)	(38.8)	(14.4)	41.1	(17.3)	(29.4)
Net realized and unrealized investment gains (losses) from investment in MediaAlpha	—	—	—	(18.6)	(18.6)
Commission revenues	—	—	—	3.2	3.2
Other revenues	1.3	6.6	—	33.0	40.9
Total revenues	(24.7)	343.2	55.9	8.8	383.2
Loss and loss adjustment expenses	—	213.7	—	—	213.7
Insurance and reinsurance acquisition expenses	1.7	74.8	—	—	76.5
Cost of sales	—	—	—	25.0	25.0
General and administrative expenses	15.8	26.9	4.5	39.9	87.1
Amortization of other intangible assets	—	—	—	1.4	1.4
Interest expense	2.0	3.7	4.2	.6	10.5
Total expenses	19.5	319.1	8.7	66.9	414.2
Pre-tax income (loss) from continuing operations	$(44.2)	$24.1	$47.2	$(58.1)	$(31.0)

Millions	HG Global/ BAM	Ark	Kudu	Other Operations	Total
Three Months Ended September 30, 2021
Earned insurance premiums	$6.7	$213.4	$—	$—	$220.1
Net investment income	4.4	.6	9.5	5.0	19.5
Net realized and unrealized investment gains (losses)	(4.0)	.3	18.9	15.3	30.5
Net realized and unrealized investment gains (losses) from investment in MediaAlpha	—	—	—	(396.8)	(396.8)
Commission revenues	—	—	—	2.4	2.4
Other revenues	.3	3.4	.1	28.1	31.9
Total revenues	7.4	217.7	28.5	(346.0)	(92.4)
Losses and loss adjustment expenses	—	129.2	—	—	129.2
Insurance and reinsurance acquisition expenses	3.0	53.7	—	—	56.7
Cost of sales	—	—	—	24.0	24.0
General and administrative expenses	12.4	21.8	3.3	14.4	51.9
Amortization of other intangible assets	—	—	—	2.0	2.0
Interest expense	—	2.1	1.9	.4	4.4
Total expenses	15.4	206.8	5.2	40.8	268.2
Pre-tax income (loss) from continuing operations	$(8.0)	$10.9	$23.3	$(386.8)	$(360.6)

Millions	HG Global/ BAM	Ark	Kudu	Other Operations	Total
Nine Months Ended September 30, 2022
Earned insurance premiums	$26.0	$757.8	$—	$—	$783.8
Net investment income	15.1	9.7	41.2	13.6	79.6
Net realized and unrealized investment gains (losses)	(114.0)	(76.5)	45.8	2.8	(141.9)
Net realized and unrealized investment gains (losses) from investment in MediaAlpha	—	—	—	(113.3)	(113.3)
Commission revenues	—	—	—	8.7	8.7
Other revenues	3.7	10.1	—	89.6	103.4
Total revenues	(69.2)	701.1	87.0	1.4	720.3
Loss and loss adjustment expenses	—	456.2	—	—	456.2
Insurance and reinsurance acquisition expenses	9.5	174.9	—	—	184.4
Cost of sales	—	—	—	68.8	68.8
General and administrative expenses	49.5	79.8	10.2	118.9	258.4
Amortization of other intangible assets	—	—	.2	3.2	3.4
Interest expense	5.4	10.6	10.3	1.2	27.5
Total expenses	64.4	721.5	20.7	192.1	998.7
Pre-tax income (loss) from continuing operations	$(133.6)	$(20.4)	$66.3	$(190.7)	$(278.4)

Millions	HG Global/ BAM	Ark	Kudu	Other Operations	Total
Nine Months Ended September 30, 2021
Earned insurance premiums	$19.6	$435.8	$—	$—	$455.4
Net investment income	13.2	1.8	26.1	16.1	57.2
Net realized and unrealized investment gains (losses)	(15.6)	10.3	62.5	34.0	91.2
Net realized and unrealized investment gains (losses) from investment in MediaAlpha	—	—	—	(325.5)	(325.5)
Commission revenues	—	—	—	7.0	7.0
Other revenues	.9	9.4	.2	57.6	68.1
Total revenues	18.1	457.3	88.8	(210.8)	353.4
Losses and loss adjustment expenses	—	247.8	—	—	247.8
Insurance and reinsurance acquisition expenses	6.5	124.4	—	—	130.9
Cost of sales	—	—	—	45.9	45.9
General and administrative expenses	42.7	84.4	9.0	79.4	215.5
Amortization of other intangible assets	—	—	.2	2.9	3.1
Interest expense	—	4.5	9.2	1.1	14.8
Total expenses	49.2	461.1	18.4	129.3	658.0
Pre-tax income (loss) from continuing operations	$(31.1)	$(3.8)	$70.4	$(340.1)	$(304.6)

Note 16. Equity-Method Eligible Investments

White Mountains’s equity method eligible investments include White Mountains’s investment in MediaAlpha, certain other unconsolidated entities, including Kudu’s Participation Contracts, private equity funds and hedge funds in which White Mountains has the ability to exert significant influence over the investee’s operating and financial policies.
The following table presents the ownership interests and carrying values of White Mountains’s equity method eligible investments as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
Millions	Ownership Interest	Carrying Value	Ownership Interest	Carrying Value
Kudu Participation Contracts (1)	4.1 - 33.0%	$813.2	3.2 - 32.0%	$669.5
Investment in MediaAlpha	27.4%	148.2	28.0%	261.6
PassportCard/DavidShield	53.8%	132.0	53.8%	120.0
Elementum Holdings, L.P.	29.7%	45.0	29.7%	45.0
Other equity method eligible investments, at fair value	Under 50.0%	102.7	Under 50.0%	109.3
Other equity method eligible investments, at fair value	50.0% and over	27.7	50.0% and over	17.8
(1) Ownership interest generally references basic ownership interest with the exception of Kudu’s Participation Contracts, which are non-controlling equity interests in the form of revenue and earnings participation contracts.

For the three and nine months ended September 30, 2022, White Mountains received dividend and income distributions from equity method eligible investments of $16.1 million and $42.9 million, which were recorded within net investment income in the consolidated statements of operations. For the three and nine months ended September 30, 2021, White Mountains received dividend and income distributions from equity method eligible investments of $13.0 million, and $37.7 million, which were recorded within net investment income in the consolidated statements of operations.
Subsequent to the MediaAlpha IPO, White Mountains’s investment in MediaAlpha is accounted for at fair value based on the publicly traded share price of MediaAlpha’s common stock, and White Mountains presents its investment in MediaAlpha as a separate line item on the balance sheet. See Note 2 — “Significant Transactions.” For the nine months ended September 30, 2021, MediaAlpha was considered a significant subsidiary.
The following tables present summarized financial information for MediaAlpha as of September 30, 2022 and December 31, 2021 and for the three and nine months ended September 30, 2022 and 2021:

Millions	September 30, 2022	December 31, 2021
Balance sheet data:
Total assets	$265.2	$289.8
Total liabilities	$333.6	$351.4

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2022	2021	2022	2021
Income statement data:
Total revenues	$89.0	$152.7	$335.1	$483.7
Total expenses	$110.2	$157.0	$379.2	$488.2
Net income (loss)	$(21.2)	$(4.3)	$(44.1)	$(4.5)

Note 17. Fair Value of Financial Instruments

    White Mountains records its financial instruments at fair value with the exception of debt obligations, which are recorded as debt at face value less unamortized original issue discount. See Note 7 — “Debt.”
    The following tables presents the fair value and carrying value of these financial instruments as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
Millions	Fair Value	Carrying Value	Fair Value	Carrying Value
HG Global Senior Notes	$146.1	$146.4	$—	$—
Ark 2007 Subordinated Notes	$26.2	$30.0	$27.6	$30.0
Ark 2021 Subordinated Notes	$149.4	$150.0	$162.8	$155.9
Kudu Credit Facility	$265.5	$253.5	$246.8	$218.2
Other Operations debt	$36.8	$35.6	$17.7	$16.8

The fair value estimates for the HG Global Senior Notes, Ark 2007 Subordinated Notes, Ark 2021 Subordinated Notes, Kudu Credit Facility and Other Operations debt have been determined based on a discounted cash flow approach and are considered to be Level 3 measurements.
For the fair value level measurements associated with White Mountains’s investment securities. See Note 3 — “Investment Securities.” For the fair value level measurements associated with White Mountains’s derivative instruments. See Note 9 — “Derivatives.”

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

Note 19. Held for Sale and Discontinued Operations

NSM

On August 1, 2022, White Mountains closed the NSM Transaction. See Note 2 — “Significant Transactions.” As a result of the NSM Transaction, the assets and liabilities of NSM Group have been presented in the balance sheet as held for sale for periods prior to the closing of the transaction, and the results of operations for NSM Group have been classified as discontinued operations in the statements of operations and comprehensive income through the closing of the transaction. Prior period amounts have been reclassified to conform to the current period’s presentation.

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
As of December 31, 2020, White Mountains’s liability related to the tax indemnification provided in connection with the sale of Sirius Group in 2016 was $18.7 million. In April 2021, the Swedish Tax Agency informed the Swedish Administrative Court of Appeal that Sirius Group should prevail in its appeal and that the interest deductions should not be disallowed. In June 2021, the Swedish Administrative Court of Appeal ruled in Sirius Group’s favor. For the nine months ended September 30, 2021, White Mountains recorded a gain of $17.6 million in discontinued operations to reverse the liability accrued as of December 31, 2020 and $1.1 million gain related to foreign currency translation.

Summary of Reclassified Balances and Related Items

Net Assets Held for Sale
The following summarizes the assets and liabilities associated with NSM Group classified as held for sale. As of December 31, 2021, the amounts presented exclude $16.1 million of insurance licenses, investments and cash classified as assets held for sale related to one of the Other Operating Businesses.

Millions	December 31, 2021
Assets held for sale
Short-term investments, at fair value	$7.8
Cash (restricted $89.2)	111.6
Premiums and commissions receivable	85.0
Goodwill and other intangible assets	725.4
Other assets	59.2
Total assets held for sale	$989.0
Liabilities held for sale
Debt	$272.1
Premiums payable	135.9
Contingent consideration	6.8
Other liabilities	80.5
Total liabilities held for sale	495.3
Net assets held for sale	$493.7

Net Income (Loss) from Discontinued Operations
The following summarizes the results of operations, including related income taxes associated with the businesses classified as discontinued operations for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2022 (1)	2021	2022 (1)	2021
Revenues
Commission revenues	$26.6	$67.0	$176.9	$194.6
Other revenues	7.0	15.3	48.1	46.8
Total revenues - NSM Group	33.6	82.3	225.0	241.4
Expenses
General and administrative expenses	15.7	48.9	126.8	142.4
Broker commission expenses	8.2	20.4	52.9	60.9
Change in fair value of contingent consideration	—	.6	.1	.8
Amortization of other intangible assets	—	8.2	9.1	25.0
Loss on assets held for sale	—	—	—	28.7
Interest expense	1.6	5.9	12.1	17.7
Total expenses - NSM Group	25.5	84.0	201.0	275.5
Pre-tax income (loss) from discontinued operations - NSM Group	8.1	(1.7)	24.0	(34.1)
Income tax (expense) benefit	(1.8)	7.0	(7.6)	10.3
Net income (loss) from discontinued operations, net of tax - NSM Group	6.3	5.3	16.4	(23.8)
Net gain (loss) from sale of discontinued operations, net of tax - NSM Group	886.8	—	886.8	—
Net gain (loss) from sale of discontinued operations, net of tax - Sirius Group	—	—	—	18.7
Total income (loss) from discontinued operations, net of tax	893.1	5.3	903.2	(5.1)
Net (income) loss from discontinued operations attributable to non-controlling interests	(.2)	—	(.8)	1.1
Total income (loss) from discontinued operations attributable to White Mountains’s common shareholders	892.9	5.3	902.4	(4.0)
Other comprehensive income (loss) from discontinued operations, net of tax - NSM Group	.7	(1.7)	(5.2)	.9
Net gain (loss) from foreign currency translation from sale of discontinued operations, net of tax - NSM Group	2.9	—	2.9	—
Comprehensive income (loss) from discontinued operations	896.5	3.6	900.1	(3.1)
Other comprehensive income (loss) from discontinued operations attributable to non-controlling interests	(.1)	—	.2	(.1)
Comprehensive income (loss) from discontinued operations attributable to White Mountains’s common shareholders	$896.4	$3.6	$900.3	$(3.2)
(1) As a result of the NSM Transaction, the results of operations for NSM Group are presented for the periods from July 1, 2022 to August 1, 2022 and January 1, 2022 to August 1, 2022.

Net Change in Cash from Discontinued Operations
The following summarizes the net change in cash associated with the businesses classified as discontinued operations for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
Millions	2022	2021
Net cash provided from (used for) operations	$38.7	$40.3
Net cash provided from (used for) investing activities	7.1	(54.6)
Net cash used from (used for) financing activities	(17.5)	13.8
Effect of exchange rate changes on cash	4.0	.6
Net change in cash during the period	32.3	.1
Cash balances at beginning of period (includes restricted cash of $89.2 and $78.4)	111.6	126.6
Cash sold as part of the sale of NSM Group (includes restricted cash of $105.1 and $0.0)	(143.9)	—
Cash balances at end of period (includes restricted cash of $0.0 and $92.2)	—	126.7
Supplemental cash flows information:
Interest paid	$(12.0)	$(16.6)
Net income tax payments	$—	$—

Earnings Per Share from Discontinued Operations

White Mountains calculates earnings per share using the two-class method, which allocates earnings between common and unvested restricted common shares. Both classes of shares participate equally in earnings on a per share basis. Basic earnings per share amounts are based on the weighted average number of common shares outstanding adjusted for unvested restricted common shares. Diluted earnings per share amounts are also impacted by the net effect of potentially dilutive common shares outstanding. The following table presents the Company’s computation of earnings per share for discontinued operations for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Basic and diluted earnings per share numerators (in millions):
Net income (loss) attributable to White Mountains’s common shareholders	$888.2	$(371.4)	$752.4	$(308.2)
Less: net income (loss) from continuing operations	$(23.6)	$(389.2)	$(252.3)	$(356.8)
Less: net (income) loss from continuing operations attributable to non-controlling interests	$18.8	$12.5	$102.2	$52.6
Total gain (loss) from discontinued operations attributable to White Mountains’s common shareholders (1)	$893.0	$5.3	$902.5	$(4.0)
Allocation of earnings to participating restricted common shares (2)	(11.8)	(.1)	(10.8)	—
Basic and diluted earnings per share numerators (3)	$881.2	$5.2	$891.7	$(4.0)
Basic earnings per share denominators (in thousands):
Total average common shares outstanding during the period	2,893.8	3,090.3	2,959.3	3,099.4
Average unvested restricted common shares (4)	(38.3)	(37.8)	(35.5)	(36.0)
Basic earnings per share denominator	2,855.5	3,052.5	2,923.8	3,063.4
Diluted earnings per share denominator (in thousands):
Total average common shares outstanding during the period	2,893.8	3,090.3	2,959.3	3,099.4
Average unvested restricted common shares (4)	(38.3)	(37.8)	(35.5)	(36.0)
Diluted earnings per share denominator	2,855.5	3,052.5	2,923.8	3,063.4
Basic and diluted earnings (losses) per share (in dollars) - discontinued operations:	$308.59	$1.72	$304.97	$(1.29)
(1) Includes net income (loss) from discontinued operations, net of tax - NSM Group, net gain (loss) from sale of discontinued operations, net of tax - NSM Group, net gain (loss) from sale of discontinued operations, net of tax - Sirius Group and net (income) loss from discontinued operations attributable to non-controlling interests.
(2) Restricted shares issued by White Mountains receive dividends and are therefore considered participating securities.
(3) Net earnings attributable to White Mountains’s common shareholders, net of restricted share amounts, is equal to undistributed earnings for the three and nine months ended September 30, 2022 and 2021.
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
The following discussion also includes nine non-GAAP financial measures: (i) adjusted book value per share, (ii) Ark’s adjusted loss and LAE ratio, (iii) Ark’s adjusted insurance acquisition expense ratio, (iv) Ark’s adjusted other underwriting expense ratio, (v) Ark’s adjusted combined ratio (vi) Kudu’s earnings before interest, taxes, depreciation and amortization (“EBITDA”), (vii) Kudu’s adjusted EBITDA, (viii) total consolidated portfolio returns excluding MediaAlpha, and (ix) adjusted capital, that have been reconciled from their most comparable GAAP financial measures on page 74. White Mountains believes these measures to be useful in evaluating White Mountains’s financial performance and condition.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

Overview
White Mountains reported book value per share of $1,439 and adjusted book value per share of $1,471 as of September 30, 2022. Book value per share and adjusted book value per share both increased 28% in the third quarter of 2022. For the first nine months of 2022, book value increased 23% and adjusted book value increased 24%, including dividends. The increases in book value per share and adjusted book value per share were driven primarily by the net gain from the sale of NSM of approximately $300 per share (based on 2.9 million shares outstanding at August 1, 2022). In addition, the growth in White Mountains’s book value per share and adjusted book value per share reflect good operating results at its businesses, partially offset by net realized and unrealized losses in its fixed income portfolio and investment in MediaAlpha. White Mountains reported book value per share of $1,162 and adjusted book value per share of $1,176 as of September 30, 2021. Book value per share and adjusted book value per share both decreased 9% in the third quarter of 2021. Book value per share decreased 8% and adjusted book value per share decreased 7% in the first nine months of 2021, including dividends. Results in the third quarter and first nine months of 2021 were driven primarily by $397 million and $326 million of net realized and unrealized investment losses from White Mountains’s investment in MediaAlpha, resulting from decreases in the MediaAlpha share price.
On August 1, 2022, White Mountains closed the NSM Transaction. White Mountains received $1.4 billion in net cash proceeds at closing and recognized a net gain of $876 million, which was comprised of $887 million of net gain from sale of discontinued operations and $3 million of comprehensive income related to the recognition of foreign currency translation gains (losses) from the sale, partially offset by $14 million of compensation and other costs related to the transaction recorded in Other Operations.
During the third quarter of 2022, White Mountains repurchased and retired 366,645 of its common shares for $509 million at an average share price of $1,388.24, or 96% of White Mountains’s September 30, 2022 book value per share and 94% of White Mountains’s September 30, 2022 adjusted book value per share. As of September 30, 2022, White Mountains’s undeployed capital was approximately $1.1 billion.
In the HG Global/BAM segment, gross written premiums and MSC collected totaled $46 million and $109 million in the third quarter and first nine months of 2022 compared to $28 million and $84 million in the third quarter and first nine months of 2021. Total pricing was 110 and 81 basis points in the third quarter and first nine months of 2022 compared to 69 and 66 basis points in the third quarter and first nine months of 2021. BAM insured municipal bonds with par value of $4.1 billion and $13.5 billion in the third quarter and first nine months of 2022 compared to $4.0 billion and $12.6 billion in the third quarter and first nine months of 2021. BAM’s total claims paying resources were $1,260 million as of September 30, 2022 compared to $1,192 million as of December 31, 2021 and $1,181 million as of September 30, 2021.

Ark reported a GAAP combined ratio of 87% and 90% in the third quarter and first nine months of 2022 compared to 92% and 95% in the third quarter and first nine months of 2021. Ark’s adjusted combined ratio, which adds back amounts attributable to TPC providers, was 86% and 90% in the third quarter and first nine months of 2022 compared to 89% and 93% in the third quarter and first nine months of 2021. The adjusted combined ratio for the third quarter and first nine months of 2022 included 21 points and 17 points of catastrophe losses compared to 21 points and 16 points in the third quarter and first nine months of 2021. Catastrophe losses for the third quarter and first nine months of 2022 included $51 million related to Hurricane Ian on a net basis after reinstatement premiums. The adjusted combined ratio in the third quarter and first nine months of 2022 also included four points and five points of favorable prior year development compared to six points and five points in the third quarter and first nine months of 2021, principally in property lines. Ark reported gross written premiums of $216 million and $1,253 million, net written premiums of $193 million and $1,007 million and net earned premiums of $346 million and $758 million in the third quarter and first nine months of 2022 compared to gross written premiums of $162 million and $895 million, net written premiums of $121 million and $726 million and net earned premiums of $213 million and $436 million and in the third quarter and first nine months of 2021. Ark reported pre-tax income (loss) of $24 million and $(20) million in the third quarter and first nine months of 2022 compared to $11 million and $(4) million in third quarter and first nine months of 2021. Ark’s results included net realized and unrealized investment gains (losses) of $(14) million and $(77) million in the third quarter and first nine months of 2022 compared to $0.3 million and $10 million in the third quarter and first nine months of 2021. Ark’s pre-tax loss for the first nine months of 2021 also included $25 million of transaction expenses related to White Mountains’s transaction with Ark
Kudu reported total revenue of $56 million, pre-tax income of $47 million and adjusted EBITDA of $12 million in the third quarter of 2022 compared to total revenue of $29 million, pre-tax income of $23 million and adjusted EBITDA of $7 million in the third quarter of 2021. Total revenues and pre-tax income in the third quarter of 2022 included $41 million of net realized and unrealized investment gains on Kudu’s participation contracts compared to $19 million of net realized and unrealized investment gains on Kudu’s participation contracts in the third quarter of 2021. Kudu reported total revenue of $87 million, pre-tax income of $66 million and adjusted EBITDA of $33 million in the first nine months of 2022 compared to total revenue of $89 million, pre-tax income of $70 million and adjusted EBITDA of $19 million in the first nine months of 2021. Total revenues and pre-tax income in the first nine months of 2022 included $46 million of net realized and unrealized investment gains on Kudu’s participation contracts compared to $63 million of net realized and unrealized investment gains on Kudu’s participation contracts in the first nine months of 2021.
As of September 30, 2022, the market value of White Mountains’s investment in MediaAlpha was $148 million, which was down from $167 million as of June 30, 2022. As of September 30, 2022, the closing price was $8.75 per share, which decreased from $9.85 as of June 30, 2022. Based on White Mountains’s ownership of 16.9 million shares of MediaAlpha as of September 30, 2022, each $1.00 per share increase or decrease in the stock price of MediaAlpha will result in an approximate $6.60 per share increase or decrease in White Mountains’s book value per share and adjusted book value per share.
White Mountains’s pre-tax total consolidated portfolio return on invested assets was 0.4% in the third quarter of 2022. This return included $19 million of unrealized investment losses from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total consolidated portfolio return on invested assets was 0.5% in the third quarter of 2022. Excluding MediaAlpha, investment returns in the third quarter of 2022 were driven primarily by favorable other long-term investment results, which more than offset net realized and unrealized investment losses in the fixed income portfolio due to rising interest rates. White Mountains’s pre-tax total consolidated portfolio return on invested assets was -8.0% in the third quarter of 2021. This return included $397 million of unrealized investment losses from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total consolidated portfolio return on invested assets was 1.4% in the third quarter of 2021. Excluding MediaAlpha, investment returns in the third quarter of 2021 were driven primarily by favorable other long-term investments results.
White Mountains’s pre-tax total consolidated portfolio return on invested assets was -3.6% in the first nine months of 2022. This return included $113 million of net unrealized investment losses from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total consolidated portfolio return on invested assets was -1.4% in the first nine months of 2022. Excluding MediaAlpha, investment returns in the first nine months of 2022 were driven primarily by net unrealized investment losses in the fixed income portfolio due to rising interest rates, partially offset by favorable other long-term investment results. White Mountains’s pre-tax total consolidated portfolio return on invested assets was -3.7% in the first nine months of 2021. This return included $326 million of net realized and unrealized investment losses from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total consolidated portfolio return on invested assets was 4.6% in the first nine months of 2021. Excluding MediaAlpha, investment returns in the first nine months of 2021 were driven primarily by favorable other long-term investment results.

Adjusted Book Value Per Share

The following table presents White Mountains’s book value per share and reconciles it to adjusted book value per share, a non-GAAP measure as of September 30, 2022, June 30, 2022, December 31, 2021, and September 30, 2021. See NON-GAAP FINANCIAL MEASURES on page 74.

	September 30, 2022	June 30, 2022	December 31, 2021	September 30, 2021
Book value per share numerators (in millions):
White Mountains’s common shareholders’ equity - GAAP book value per share numerator	$3,708.0	$3,323.3	$3,548.1	$3,521.7
Time value of money discount on expected future payments on the BAM Surplus Notes (1)	(110.8)	(115.9)	(125.9)	(128.0)
HG Global’s unearned premium reserve (1)	232.2	221.6	214.6	206.8
HG Global’s net deferred acquisition costs (1)	(65.9)	(62.6)	(60.8)	(58.1)
Adjusted book value per share numerator	$3,763.5	$3,366.4	$3,576.0	$3,542.4
Book value per share denominators (in thousands of shares):
Common shares outstanding - GAAP book value per share denominator	2,576.2	2,942.9	3,017.8	3,029.6
Unearned restricted common shares	(17.5)	(20.9)	(13.7)	(17.0)
Adjusted book value per share denominator	2,558.7	2,922.0	3,004.1	3,012.6
GAAP book value per share	$1,439.31	$1,129.27	$1,175.73	$1,162.44
Adjusted book value per share	$1,470.84	$1,152.12	$1,190.39	$1,175.86
Year-to-date dividends paid per share	$1.00	$1.00	$1.00	$1.00
(1) Amount reflects White Mountains’s preferred share ownership in HG Global of 96.9%.

Goodwill and Other Intangible Assets

The following table presents a summary of goodwill and other intangible assets that are included in White Mountains’s book value as of September 30, 2022, June 30, 2022, December 31, 2021, and September 30, 2021:

Millions	September 30, 2022		June 30, 2022		December 31, 2021	September 30, 2021
Goodwill:
Ark	$116.8		$116.8		$116.8	$116.8
Kudu	7.6		7.6		7.6	7.6
Other Operations	51.1	(1)	77.4	(1)	17.9	17.4
Total goodwill	175.5		201.8		142.3	141.8
Other intangible assets:
Ark	175.7		175.7		175.7	175.7
Kudu	1.1		1.1		1.3	1.4
Other Operations	40.9		19.4		21.2	31.3
Total other intangible assets	217.7		196.2		198.2	208.4
Total goodwill and other intangible assets (2)	393.2		398		340.5	350.2
Goodwill and other intangible assets attributed to non-controlling interests	(103.1)		(103.4)		(91.8)	(92.0)
Goodwill and other intangible assets included in White Mountains’s common shareholders’ equity	$290.1		$294.6		$248.7	$258.2
(1) The relative fair values of goodwill and other intangible assets recognized in connection with recent acquisitions had not yet been finalized as of September 30, 2022 and June 30, 2022.
(2) See Note 4 — “Goodwill and Other Intangible Assets” for details of goodwill and other intangible assets.

Summary of Consolidated Results

The following table presents White Mountains’s consolidated financial results for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2022	2021	2022	2021
Revenues
Financial Guarantee revenues	$(24.7)	$7.4	$(69.2)	$18.1
P&C Insurance and Reinsurance revenues	343.2	217.7	701.1	457.3
Asset Management revenues	55.9	28.5	87.0	88.8
Other Operations revenues	8.8	(346.0)	1.4	(210.8)
Total revenues	383.2	(92.4)	720.3	353.4
Expenses
Financial Guarantee expenses	19.5	15.4	64.4	49.2
P&C Insurance and Reinsurance expenses	319.1	206.8	721.5	461.1
Asset Management expenses	8.7	5.2	20.7	18.4
Other Operations expenses	66.9	40.8	192.1	129.3
Total expenses	414.2	268.2	998.7	658.0
Pre-tax income (loss)
Financial Guarantee pre-tax income (loss)	(44.2)	(8.0)	(133.6)	(31.1)
P&C Insurance and Reinsurance pre-tax income (loss)	24.1	10.9	(20.4)	(3.8)
Asset Management pre-tax income (loss)	47.2	23.3	66.3	70.4
Other Operations pre-tax income (loss)	(58.1)	(386.8)	(190.7)	(340.1)
Total pre-tax income (loss) from continuing operations	(31.0)	(360.6)	(278.4)	(304.6)
Income tax (expense) benefit	7.4	(28.6)	26.1	(52.2)
Net income (loss) from continuing operations	(23.6)	(389.2)	(252.3)	(356.8)
Net income (loss) from discontinued operations, net of tax - NSM Group	6.3	5.3	16.4	(23.8)
Net gain (loss) from sale of discontinued operations, net of tax - NSM Group	886.8	—	886.8	—
Net gain (loss) from sale of discontinued operations, net of tax - Sirius Group	—	—	—	18.7
Net income (loss)	869.5	(383.9)	650.9	(361.9)
Net (income) loss attributable to non-controlling interests	18.7	12.5	101.5	53.7
Net income (loss) attributable to White Mountains’s common shareholders	888.2	(371.4)	752.4	(308.2)
Other comprehensive income (loss), net of tax	(1.4)	—	(3.0)	(.3)
Other comprehensive income (loss) from discontinued operations, net of tax - NSM Group	.7	(2.2)	(5.2)	.9
Recognition of foreign currency translation from sale of NSM Group, net of tax	2.9	—	2.9	—
Comprehensive income (loss)	890.4	(373.6)	747.1	(307.6)
Other comprehensive (income) loss attributable to non-controlling interests	(.3)	.2	.4	—
Comprehensive income (loss) attributable to White Mountains’s common shareholders	$890.1	$(373.4)	$747.5	$(307.6)

I. Summary of Operations By Segment

As of September 30, 2022, White Mountains conducted its operations through four segments: (1) HG Global/BAM, (2) Ark, (3) Kudu and (4) Other Operations. A discussion of White Mountains’s consolidated investment operations is included after the discussion of operations by segment. White Mountains’s segment information is presented in Note 15 — “Segment Information” to the Consolidated Financial Statements.
As a result of the NSM Transaction, the results of operations for NSM Group have been classified as discontinued operations and are presented separately, net of related income taxes, in the statement of comprehensive income through the closing of the transaction. Prior year amounts have been reclassified to conform to the current period’s presentation. See Note 19 — “Held for Sale and Discontinued Operations.”

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
The following tables present the components of pre-tax income (loss) included in White Mountains’s HG Global/BAM segment related to the consolidation of HG Global, which includes HG Re and its other wholly-owned subsidiaries, and BAM for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022
Millions	HG Global	BAM	Eliminations	Total
Direct written premiums	$—	$18.4	$—	$18.4
Assumed written premiums	16.8	1.3	(16.8)	1.3
Gross written premiums	16.8	19.7	(16.8)	19.7
Ceded written premiums	—	(16.8)	16.8	—
Net written premiums	$16.8	$2.9	$—	$19.7

Earned insurance premiums	$5.9	$1.2	$—	$7.1
Net investment income	2.8	2.9	—	5.7
Net investment income - BAM Surplus Notes	2.9	—	(2.9)	—
Net realized and unrealized investment gains (losses)	(19.6)	(19.2)	—	(38.8)
Other revenues	.1	1.2	—	1.3
Total revenues	(7.9)	(13.9)	(2.9)	(24.7)
Insurance acquisition expenses	1.6	.1	—	1.7
General and administrative expenses	.6	15.2	—	15.8
Interest expense - HG Global Senior Notes	2.0	—	—	2.0
Interest expense - BAM Surplus Notes	—	2.9	(2.9)	—
Total expenses	4.2	18.2	(2.9)	19.5
Pre-tax income (loss)	$(12.1)	$(32.1)	$—	$(44.2)
Supplemental information:
MSC collected (1)	$—	$26.0	$—	$26.0
(1) MSC collected are recorded directly to BAM’s equity, which is recorded as non-controlling interest on White Mountains’s balance sheet.

	Three Months Ended September 30, 2021
Millions	HG Global	BAM	Eliminations	Total
Direct written premiums	$—	$12.8	$—	$12.8
Assumed written premiums	10.9	—	(10.9)	—
Gross written premiums	10.9	12.8	(10.9)	12.8
Ceded written premiums	—	(10.9)	10.9	—
Net written premiums	$10.9	$1.9	$—	$12.8

Earned insurance premiums	$5.5	$1.2	$—	$6.7
Net investment income	1.9	2.5	—	4.4
Net investment income - BAM Surplus Notes	3.1	—	(3.1)	—
Net realized and unrealized investment gains	(2.0)	(2.0)	—	(4.0)
Other revenues	.1	.2	—	.3
Total revenues	8.6	1.9	(3.1)	7.4
Insurance acquisition expenses	1.5	1.5	—	3.0
General and administrative expenses	.2	12.2	—	12.4
Interest expense - BAM Surplus Notes	—	3.1	(3.1)	—
Total expenses	1.7	16.8	(3.1)	15.4
Pre-tax income (loss)	$6.9	$(14.9)	$—	$(8.0)
Supplemental information:
MSC collected (1)	$—	$14.7	$—	$14.7
(1) MSC collected are recorded directly to BAM’s equity, which is recorded as non-controlling interest on White Mountains’s balance sheet.

	Nine Months Ended September 30, 2022
Millions	HG Global	BAM	Eliminations	Total
Direct written premiums	$—	$44.9	$—	$44.9
Assumed written premiums	39.6	1.3	(39.6)	1.3
Gross written premiums	39.6	46.2	(39.6)	46.2
Ceded written premiums	—	(39.6)	39.6	—
Net written premiums	$39.6	$6.6	$—	$46.2

Earned insurance premiums	$21.5	$4.5	$—	$26.0
Net investment income	7.1	8.0	—	15.1
Net investment income - BAM Surplus Notes	8.8	—	(8.8)	—
Net realized and unrealized investment gains (losses)	(57.8)	(56.2)	—	(114.0)
Other revenues	.3	3.4	—	3.7
Total revenues	(20.1)	(40.3)	(8.8)	(69.2)
Insurance acquisition expenses	7.6	1.9	—	9.5
General and administrative expenses	2.1	47.4	—	49.5
Interest expense - HG Global Senior Notes	5.4	—	—	5.4
Interest expense - BAM Surplus Notes	—	8.8	(8.8)	—
Total expenses	15.1	58.1	(8.8)	64.4
Pre-tax income (loss)	$(35.2)	$(98.4)	$—	$(133.6)
Supplemental information:
MSC collected (1)	$—	$62.3	$—	$62.3
(1) MSC collected are recorded directly to BAM’s equity, which is recorded as non-controlling interest on White Mountains’s balance sheet.

	Nine Months Ended September 30, 2021
Millions	HG Global	BAM	Eliminations	Total
Direct written premiums	$—	$34.5	$—	$34.5
Assumed written premiums	33.4	4.5	(33.4)	4.5
Gross written premiums	33.4	39.0	(33.4)	39.0
Ceded written premiums	—	(33.4)	33.4	—
Net written premiums	$33.4	$5.6	$—	$39.0

Earned insurance premiums	$16.1	$3.5	$—	$19.6
Net investment income	5.4	7.8	—	13.2
Net investment income - BAM Surplus Notes	9.1	—	(9.1)	—
Net realized and unrealized investment losses	(9.5)	(6.1)	—	(15.6)
Other revenues	.3	.6	—	.9
Total revenues	21.4	5.8	(9.1)	18.1
Insurance acquisition expenses	4.3	2.2	—	6.5
General and administrative expenses	1.3	41.4	—	42.7
Interest expense - BAM Surplus Notes	—	9.1	(9.1)	—
Total expenses	5.6	52.7	(9.1)	49.2
Pre-tax income (loss)	$15.8	$(46.9)	$—	$(31.1)
Supplemental information:
MSC collected (1)	$—	44.8	$—	$44.8
(1) MSC are recorded directly to BAM’s equity, which is recorded as non-controlling interest on White Mountains’s balance sheet.

HG Global/BAM Results—Three Months Ended September 30, 2022 versus Three Months Ended September 30, 2021
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
Gross written premiums and MSC collected in the HG Global/BAM segment totaled $46 million in the third quarter of 2022 compared to $28 million in the third quarter of 2021. BAM insured $4.1 billion of municipal bonds, $3.3 billion of which were in the primary market, in the third quarter of 2022 compared to $4.0 billion of municipal bonds, $3.8 billion of which were in the primary market, in the third quarter of 2021. In the third quarter of 2022, BAM completed an assumed reinsurance transaction to reinsure municipal bonds with a par value of $43 million.
Insured penetration in the primary market decreased to 6.2% in the third quarter of 2022 compared to 8.6% in the third quarter of 2021, primarily as a result of a decrease in large transactions insured in the third quarter of 2022 compared to the third quarter of 2021.
Total pricing, which reflects both gross written premiums and MSC, increased to 110 basis points in the third quarter of 2022 compared to 69 basis points in the third quarter of 2021. The increase in total pricing was driven primarily by increased secondary market activity, higher pricing in the primary market and an assumed reinsurance transaction in the third quarter of 2022. Pricing in the primary market increased to 79 basis points in the third quarter of 2022 compared to 59 basis points in the third quarter of 2021. Pricing in the combined secondary and assumed reinsurance markets, which is more transaction specific than pricing in the primary market, decreased to 229 basis points in the third quarter of 2022 compared to 309 basis points in the third quarter of 2021.

The following table presents the gross par value of primary and secondary market policies issued, the gross par value of assumed reinsurance, the gross written premiums and MSC collected and total pricing for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
$ in Millions	2022	2021
Gross par value of primary market policies issued	$3,269.0	$3,813.7
Gross par value of secondary market policies issued	826.5	157.4
Gross par value of assumed reinsurance	42.5	—
Total gross par value of market policies issued	$4,138.0	$3,971.1
Gross written premiums	$19.7	$12.8
MSC collected	26.0	14.7
Total gross written premiums and MSC collected	$45.7	$27.5
Total pricing	110 bps	69 bps

HG Global reported pre-tax income (loss) of $(12) million in the third quarter of 2022 compared to $7 million in the third quarter of 2021. The change in pre-tax income (loss) was driven primarily by $20 million of net unrealized investment losses on the HG Global fixed income portfolio, as interest rates increased in the third quarter of 2022. Results in the third quarter of 2022 and 2021 both included $3 million of interest income on the BAM Surplus Notes.
BAM is a mutual insurance company that is owned by its members. BAM’s results are consolidated into White Mountains’s GAAP financial statements and attributed to non-controlling interests. White Mountains reported $32 million of GAAP pre-tax loss from BAM in the third quarter of 2022 compared to $15 million in the third quarter of 2021. The change in pre-tax loss was driven primarily by $19 million of net unrealized investment losses on the BAM fixed income portfolio, as interest rates increased in the third quarter of 2022. Results in the third quarter of 2022 included $3 million of interest expense on the BAM Surplus Notes and $15 million of general and administrative expenses, compared to $3 million of interest expense and $12 million of general and administrative expenses in the third quarter of 2021.

HG Global/BAM Results—Nine Months Ended September 30, 2022 versus Nine Months Ended September 30, 2021
Gross written premiums and MSC collected in the HG Global/BAM segment totaled $109 million in the first nine months of 2022 compared to $84 million in the first nine months of 2021. BAM insured $13.5 billion of municipal bonds, $10.1 billion of which were in the primary market, in the first nine months of 2022 compared to $12.6 billion of municipal bonds, $11.2 billion of which were in the primary market, in the first nine months of 2021. In the first nine months of 2022 and 2021, BAM completed assumed reinsurance transactions to reinsure municipal bonds with par values of $43 million and $806 million.
Total pricing, which reflects both gross written premiums and MSC, increased to 81 basis points in the first nine months of 2022 compared to 66 basis points in the first nine months of 2021. The increase in total pricing was driven primarily by increased secondary market activity in the first nine months of 2022 compared to the first nine months of 2021. Pricing in the primary market increased to 57 basis points in the first nine months of 2022, compared to 56 basis points in the first nine months of 2021. Pricing in the secondary and assumed reinsurance markets, which is more transaction specific than pricing in the primary market, increased to 152 basis points in the first nine months of 2022, compared to 150 basis points in the first nine months of 2021.

The following table presents the gross par value of primary and secondary market policies issued, the gross par value of assumed reinsurance, the gross written premiums and MSC collected and total pricing for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
$ in Millions	2022	2021
Gross par value of primary market policies issued	$10,147.8	$11,171.2
Gross par value of secondary market policies issued	3,269.4	646.6
Gross par value of assumed reinsurance	42.5	805.5
Total gross par value of market policies issued	$13,459.7	$12,623.3
Gross written premiums	46.2	39.0
MSC collected	62.3	44.8
Total gross written premiums and MSC collected	$108.5	$83.8
Total pricing	81 bps	66 bps

HG Global reported pre-tax income (loss) of $(35) million in the first nine months of 2022 compared to $16 million in the first nine months of 2021. The change in pre-tax income (loss) was driven primarily by $58 million of net unrealized investment losses on the HG Global fixed income portfolio, as interest rates increased in the first nine months of 2022. Results in the first nine months of 2022 and 2021 both included $9 million of interest income on the BAM Surplus Notes.
On April 29, 2022, HG Global received the proceeds of its new $150 million, 10-year term loan credit facility. In turn, on May 2, 2022, HG Global paid a $120 million cash dividend to shareholders, of which $116 million was paid to White Mountains.
White Mountains reported $98 million of GAAP pre-tax loss from BAM in the first nine months of 2022 compared to $47 million in the first nine months of 2021. The increase in pre-tax loss was driven primarily by $56 million of net unrealized investment losses on the BAM fixed income portfolio, as interest rates increased in the first nine months of 2022. Results in the first nine months of 2022 included $9 million of interest expense on the BAM Surplus Notes and $47 million of general and administrative expenses, compared to $9 million of interest expense and $41 million of general and administrative expenses in the first nine months of 2021.

Claims Paying Resources
BAM’s claims paying resources represent the capital and other financial resources BAM has available to pay claims and, as such, is a key indication of BAM’s financial strength.
BAM’s claims paying resources were $1,260 million as of September 30, 2022 compared to $1,192 million as of December 31, 2021 and $1,181 million as of September 30, 2021. The increase in claims paying resources as of September 30, 2022 compared to December 31, 2021 was driven primarily by increases in the statutory value of the collateral trusts resulting from deposits of ceded premiums and an increase in BAM’s qualified statutory capital resulting from business operations for the nine months ended September 30, 2022.
The following table presents BAM’s total claims paying resources as of September 30, 2022, December 31, 2021 and September 30, 2021:

Millions	September 30, 2022	December 31, 2021	September 30, 2021
Policyholders’ surplus	$316.9	$298.1	$322.8
Contingency reserve	113.9	101.8	102.7
Qualified statutory capital	430.8	399.9	425.5
Net unearned premiums	53.3	49.5	48.3
Present value of future installment premiums and MSC	13.3	13.8	13.9
HG Re Collateral trusts at statutory value	512.7	478.9	442.8
Fidus Re Collateral trust at statutory value	250.0	250.0	250.0
Claims paying resources	$1,260.1	$1,192.1	$1,180.5

HG Global/BAM Balance Sheets
The following tables present amounts from HG Global, which includes HG Re and its other wholly-owned subsidiaries, and BAM that are contained within White Mountains’s consolidated balance sheet as of September 30, 2022 and December 31, 2021:

	September 30, 2022
Millions	HG Global	BAM	Eliminations and Segment Adjustment	Total
Assets
Fixed maturity investments, at fair value	$443.6	$430.8	$—	$874.4
Short-term investments, at fair value	38.0	24.3	—	62.3
Total investments	481.6	455.1	—	936.7
Cash	5.2	12.1	—	17.3
BAM Surplus Notes	364.6	—	(364.6)	—
Accrued interest receivable on BAM Surplus Notes	166.4	—	(166.4)	—
Insurance premiums receivable	4.7	6.6	(4.7)	6.6
Deferred acquisition costs	68.0	34.9	(68.0)	34.9
Other assets	6.5	16.1	(.3)	22.3
Total assets	$1,097.0	$524.8	$(604.0)	$1,017.8
Liabilities
BAM Surplus Notes(1)	$—	$364.6	$(364.6)	$—
Accrued interest payable on BAM Surplus Notes(2)	—	166.4	(166.4)	—
Preferred dividends payable to White Mountains(3)	327.2	—	—	327.2
Preferred dividends payable to non-controlling interests	12.1	—	—	12.1
Unearned insurance premiums	239.7	47.0	—	286.7
Debt - HG Global Senior Notes	146.4	—	—	146.4
Accrued incentive compensation	1.0	20.6	—	21.6
Other liabilities	4.1	86.3	(73.0)	17.4
Total liabilities	730.5	684.9	(604.0)	811.4
Equity
White Mountains’s common shareholders’ equity	366.8	—	—	366.8
Non-controlling interests	(0.3)	(160.1)	—	(160.4)
Total equity	366.5	(160.1)	—	206.4
Total liabilities and equity	$1,097.0	$524.8	$(604.0)	$1,017.8
(1)    Under GAAP, the BAM Surplus Notes are classified as debt by the issuer. Under U.S. Statutory accounting, they are classified as policyholders’ surplus.
(2)    Under GAAP, interest accrues daily on the BAM Surplus Notes. Under U.S. Statutory accounting, interest is not accrued on the BAM Surplus Notes until it has been approved for payment by insurance regulators.
(3)    HG Global preferred dividends payable to White Mountains are eliminated in White Mountains’s consolidated financial statements. For segment reporting, the HG Global preferred dividends payable to White Mountains included within the HG Global/BAM segment are eliminated against the offsetting receivable included within Other Operations, and therefore are added back to White Mountains’s common shareholders’ equity within the HG Global/BAM segment.

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
(3)    HG Global preferred dividends payable to White Mountains are eliminated in White Mountains’s consolidated financial statements. For segment reporting, the HG Global preferred dividends payable to White Mountains included within the HG Global/BAM segment are eliminated against the offsetting receivable included within Other Operations, and therefore are added back to White Mountains’s common shareholders’ equity within the HG Global/BAM segment.

Ark
Ark is a specialty property and casualty insurance and reinsurance company that offers a wide range of niche insurance and reinsurance products, including property, marine & energy, specialty, accident & health and casualty. Ark underwrites select coverages through its two major subsidiaries in the United Kingdom and Bermuda.
The following table presents the components of pre-tax income (loss) included in White Mountains’s Ark segment for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2022	2021	2022	2021
Earned insurance premiums	$346.1	$213.4	$757.8	$435.8
Net investment income	4.9	.6	9.7	1.8
Net realized and unrealized investment gains (losses)	(14.4)	.3	(76.5)	10.3
Other revenues	6.6	3.4	10.1	9.4
Total revenues	343.2	217.7	701.1	457.3
Losses and LAE	213.7	129.2	456.2	247.8
Insurance and reinsurance acquisition expenses	74.8	53.7	174.9	124.4
General and administrative expenses - other underwriting	13.2	13.3	53.9	43.6
General and administrative expenses - all other	13.7	8.5	25.9	40.8
Interest expense	3.7	2.1	10.6	4.5
Total expenses	319.1	206.8	721.5	461.1
Pre-tax income (loss)	$24.1	$10.9	$(20.4)	$(3.8)

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

Ark Results—Three Months Ended September 30, 2022 versus Three Months Ended September 30, 2021
Ark reported gross written premiums of $216 million, net written premiums of $193 million and net earned premiums of $346 million in the third quarter of 2022 compared to gross written premiums of $162 million, net written premiums of $121 million and net earned premiums of $213 million in the third quarter of 2021. Premium growth at Ark has been supported by favorable market conditions across most classes with general inflationary concerns, capacity withdrawal in catastrophe lines, and the ongoing conflict in Ukraine driving positive rate momentum.
Ark reported pre-tax income of $24 million in the third quarter of 2022 compared to $11 million in the third quarter of 2021. Ark’s pre-tax income for the third quarter of 2022 included $14 million of net realized and unrealized investment losses, driven primarily by unrealized losses on fixed income securities and the impact of foreign currency on its investment portfolio, compared to $0.3 million of net realized and unrealized investment gains in the third quarter of 2021.
Ark’s GAAP combined ratio was 87% in the third quarter of 2022 compared to 92% in the third quarter of 2021. The GAAP combined ratio for the third quarter of 2022 included 21 points of natural catastrophe losses, driven primarily by Hurricane Ian, compared to 23 points of natural catastrophe losses in the third quarter of 2021, driven primarily by Hurricane Ida and European floods. Catastrophe losses for the third quarter of 2022 included $51 million related to Hurricane Ian on a net basis after reinstatement premiums. The GAAP combined ratio for the third quarter of 2022 included three points of favorable prior year development, driven primarily by the property and accident & health and specialty reserving lines of business, predominantly from business underwritten in London. This compared to six points of favorable prior year development in the third quarter of 2021, driven primarily by the property and accident & health reserving line of business.
Ark’s adjusted combined ratio, which adds back amounts attributable to TPC Providers, was 86% in the third quarter of 2022 compared to 89% in the third quarter of 2021. The adjusted combined ratio for the third quarter of 2022 and 2021 both included 21 points of natural catastrophe losses. The adjusted combined ratio for the third quarter of 2022 included four points of favorable prior year development compared to six points of favorable prior year development in the third quarter of 2021. The underlying drivers of year-over-year changes were the same as those impacting the GAAP combined ratio.

The following table presents Ark’s loss and LAE, insurance acquisition expense, other underwriting expense and combined ratios on both a GAAP-basis and an adjusted basis, which adds back amounts attributable to TPC Providers, for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022
$ in Millions	GAAP	TPC Providers’ Share	Adjusted (1)
Insurance premiums:
Gross written premiums	$215.5	$—	$215.5
Net written premiums	$192.6	$2.1	$194.7
Net earned premiums	$346.1	$3.3	$349.4

Insurance expenses:
Loss and loss adjustment expenses	$213.7	$(1.5)	$212.2
Insurance and reinsurance acquisition expenses	74.8	—	74.8
Other underwriting expenses	13.2	.9	14.1
Total insurance expenses	$301.7	$(.6)	$301.1

Ratios:
Loss and loss adjustment expense	61.7%		60.7%
Insurance and reinsurance acquisition expense	21.6		21.4
Other underwriting expense	3.8		4.0
Combined Ratio	87.1%		86.1%
(1) See “NON-GAAP FINANCIAL MEASURES” on page 74.

	Three Months Ended September 30, 2021
$ in Millions	GAAP	TPC Providers’ Share	Adjusted (1)
Insurance premiums:
Gross written premiums	$162.4	$—	$162.4
Net written premiums	$120.9	$2.0	$122.9
Net earned premiums	$213.4	$18.2	$231.6

Insurance expenses:
Loss and loss adjustment expenses	$129.2	$9.0	$138.2
Insurance and reinsurance acquisition expenses	53.7	—	53.7
Other underwriting expenses	13.3	.4	13.7
Total insurance expenses	$196.2	$9.4	$205.6

Ratios:
Loss and loss adjustment expense	60.5%		59.7%
Insurance and reinsurance acquisition expense	25.2		23.2
Other underwriting expense	6.2		5.9
Combined Ratio	91.9%		88.8%
(1) See “NON-GAAP FINANCIAL MEASURES” on page 74.

Gross Written Premiums
Gross written premiums increased 33% to $216 million in the third quarter of 2022 compared to the third quarter of 2021, with risk adjusted rate change up approximately 6% year over year. The increase in gross written premiums was driven primarily by the property line of business for both insurance and reinsurance across London and Bermuda resulting from favorable market conditions, as well as increased writings in specialty lines, predominantly in cyber. The following table presents Ark’s gross written premiums by line of business for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
Millions	2022	2021
Property	$102.6	$74.7
Specialty	43.5	32.0
Marine & Energy	36.0	29.5
Casualty	21.4	17.3
Accident & Health	12.0	8.9
Total Gross Written Premium	$215.5	$162.4

Ark Results— Nine Months Ended September 30, 2022 versus Nine Months Ended September 30, 2021
Ark reported gross written premiums of $1,253 million, net written premiums of $1,007 million and net earned premiums of $758 million in the first nine months of 2022 compared to gross written premiums of $895 million, net written premiums of $726 million and net earned premiums of $436 million in the first nine months of 2021. Premium growth at Ark has been supported by favorable market conditions across most classes with inflationary concerns, capacity withdrawal in catastrophe lines, and the ongoing conflict in Ukraine driving positive rate momentum.
Ark reported pre-tax loss of $20 million in the first nine months of 2022 compared to $4 million in the first nine months of 2021. Ark’s pre-tax loss for the first nine months of 2022 included $77 million of net realized and unrealized investment losses, driven primarily by unrealized losses on fixed income securities and the impact of foreign currency on its investment portfolio, compared to $10 million of net realized and unrealized investment gains in the third quarter of 2021. Ark’s pre-tax loss for the first nine months of 2021 also reflected $25 million of transaction expenses related to the Ark Transaction.
Ark’s GAAP combined ratio was 90% in the first nine months of 2022 compared to 95% in the first nine months of 2021. The GAAP combined ratio for the first nine months of 2022 included 13 points of natural catastrophe losses, driven primarily by Hurricane Ian. This compared to 16 points of natural catastrophe losses in the first nine months of 2021, driven primarily by Hurricane Ida, Winter Storm Uri and European floods. Catastrophe losses for the first nine months of 2022 included $51 million related to Hurricane Ian on a net basis after reinstatement premiums. The GAAP combined ratio for the first nine months of 2022 also included four points related to the ongoing conflict in Ukraine within the specialty and marine & energy lines of business. The GAAP combined ratio for the first nine months of 2022 included five points of favorable prior year development, driven primarily by the property and accident & health and specialty reserving lines of business, predominantly from business underwritten in London. This compared to five points of prior year favorable development in the first nine months to 2021, driven primarily by the property and accident & health reserving line of business.
Ark’s adjusted combined ratio, which adds back amounts attributable to TPC Providers, was 90% in the first nine months of 2022 compared to 93% in the first nine months of 2021. The adjusted combined ratio for the first nine months of 2022 included 13 points of natural catastrophe losses compared to 16 points of natural catastrophe losses in the first nine months of 2021. The adjusted combined ratio for the first nine months of 2022 also included four points related to the ongoing conflict in Ukraine. The adjusted combined ratio for the first nine months of 2022 and 2021 both included five points of favorable prior year development. The underlying drivers of year-over-year changes were the same as those impacting the GAAP combined ratio.

The following table presents Ark’s loss and loss adjustment expense, insurance acquisition expense, other underwriting expense and combined ratios on both a GAAP-basis and an adjusted basis, which adds back amounts ceded to TPC Providers, for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30, 2022
$ in Millions	GAAP	TPC Providers’ Share	Adjusted (1)
Insurance premiums:
Gross written premiums	$1,252.5	$—	$1,252.5
Net written premiums	$1,006.5	$3.4	$1,009.9
Net earned premiums	$757.8	$9.2	$767.0

Insurance expenses:
Loss and loss adjustment expenses	$456.2	$1.9	$458.1
Insurance and reinsurance acquisition expenses	174.9	—	174.9
Other underwriting expenses	53.9	2.7	56.6
Total insurance expenses	$685.0	$4.6	$689.6

Ratios:
Loss and loss adjustment expense	60.2%		59.7%
Insurance and reinsurance acquisition expense	23.1		22.8
Other underwriting expense	7.1		7.4
Combined Ratio	90.4%		89.9%
(1) See “NON-GAAP FINANCIAL MEASURES” on page 74.

	Nine Months Ended September 30, 2021
$ in Millions	GAAP	TPC Providers’ Share	Adjusted (1)
Insurance premiums:
Gross written premiums	$895.0	$—	$895.0
Net written premiums	$725.5	$(5.9)	$719.6
Net earned premiums	$435.8	$65.0	$500.8

Insurance expenses:
Loss and loss adjustment expenses	$247.8	$47.2	$295.0
Insurance and reinsurance acquisition expenses	124.4	—	124.4
Other underwriting expenses	43.6	1.6	45.2
Total insurance expenses	$415.8	$48.8	$464.6

Ratios:
Loss and loss adjustment expense	56.9%		58.9%
Insurance and reinsurance acquisition expense	28.5		24.8
Other underwriting expense	10.0		9.0
Combined Ratio	95.4%		92.7%
(1) See “NON-GAAP FINANCIAL MEASURES” on page 74.

Gross Written Premiums
Gross written premiums increased 40% to $1,253 million in the first nine months of 2022, compared to the first nine months of 2021, with risk adjusted rate change up approximately 9%. Ark’s premium growth has impacted almost all lines of business supported by the build out of the Bermuda platform launched in 2021 and favorable market conditions, notably within the property and specialty lines of business. The following table presents Ark’s gross written premiums by line of business for the first nine months ended September 30, 2022 and 2021:

	For the Nine Months Ended
Millions	September 30, 2022	September 30, 2021
Property	$521.7	$355.0
Specialty	327.2	210.5
Marine & Energy	271.2	219.7
Casualty	72.2	48.1
Accident & Health	60.2	61.7
Total Gross Written Premium	$1,252.5	$895.0

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
With peak U.S. windstorm season substantially over, Ark’s near-term largest probable maximum loss natural catastrophe scenario on a per occurrence basis at a 1-in-250-year return period is U.S. earthquake. The October 2022 net after-tax estimated impact of a 1-in-250-year return period U.S. earthquake loss represents roughly 25% of Ark’s total tangible capital (shareholders equity and subordinated debt). This net impact is after income taxes, reinstatement premiums, amounts ceded to third-party reinsurers and amounts attributable to TPC Providers.
In addition, Ark also has loss exposures to other global events including, but not limited to, Japanese earthquakes, Japanese windstorms, European windstorms, Southeast U.S. windstorms and U.S. wildfires. Outside of natural catastrophe losses, Ark has exposure to non-natural or man-made large losses. The current largest exposures are cyber, offshore energy production platforms, terrorism events and political risk.

Kudu

Kudu provides capital solutions for boutique asset and wealth managers for a variety of purposes including generational ownership transfers, management buyouts, acquisition and growth finance, and legacy partner liquidity. Kudu also provides strategic assistance to investees from time to time.
As of September 30, 2022, Kudu had deployed a total of $711 million in 20 asset and wealth management firms globally, including one that was exited. As of September 30, 2022, the asset and wealth management firms had combined assets under management of approximately $67 billion, spanning a range of asset classes, including real estate, wealth management, hedge funds, private equity and alternative credit strategies.
As a result of the Kudu Transaction, White Mountains’s basic ownership of Kudu decreased from 99.1% to 89.3%. See Note 2 — “Significant Transactions.”

The following table presents the components of GAAP net income, EBITDA and adjusted EBITDA included in White Mountains’s Kudu segment for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2022	2021	2022	2021
Net investment income	$14.8	$9.5	$41.2	$26.1
Net realized and unrealized investment gains (losses)	41.1	18.9	45.8	62.5
Other revenues	—	.1	—	.2
Total revenues	55.9	28.5	87.0	88.8
General and administrative expenses	4.5	3.3	10.2	9.0
Amortization of other intangible assets	—	—	.2	.2
Interest expense	4.2	1.9	10.3	9.2
Total expenses	8.7	5.2	20.7	18.4
GAAP pre-tax income (loss)	47.2	23.3	66.3	70.4
Income tax (expense) benefit	(16.6)	(7.9)	(21.1)	(25.4)
GAAP net income (loss)	30.6	15.4	45.2	45.0
Add back:
Interest expense	4.2	1.9	10.3	9.2
Income tax expense (benefit)	16.6	7.9	21.1	25.4
General and administrative expenses - depreciation	—	—	—	—
Amortization of other intangible assets	—	—	.2	.2
EBITDA (1)	51.4	25.2	76.8	79.8
Exclude:
Net realized and unrealized investment (gains) losses	(41.1)	(18.9)	(45.8)	(62.5)
Non-cash equity-based compensation expense	—	.2	.1	.4
Transaction expenses	1.2	.9	1.4	.9
Adjusted EBITDA (1)	$11.5	$7.4	$32.5	$18.6
(1) See “NON-GAAP FINANCIAL MEASURES” on page 74.

Kudu Results—Three Months Ended September 30, 2022 versus Three Months Ended September 30, 2021
Kudu reported total revenues of $56 million, pre-tax income of $47 million and adjusted EBITDA of $12 million in the third quarter of 2022 compared to total revenues of $29 million, pre-tax income of $23 million and adjusted EBITDA of $7 million in the third quarter of 2021. Total revenues and pre-tax income in the third quarter of 2022 included $41 million of net realized and unrealized gains on Kudu’s Participation Contracts compared to $19 million in the third quarter of 2021. Net realized and unrealized gains on Kudu’s Participation Contracts in the third quarter of 2022 were driven primarily by $59 million of increases in the fair value of two Participation Contracts resulting from pending sale transactions, partially offset by declines in assets under management at several managers with public equity exposure and unrealized foreign currency losses. However, Kudu’s Participation Contracts performed well relative to market benchmarks in a volatile quarter. Total revenues, pre-tax income and adjusted EBITDA in the third quarter of 2022 also included $15 million of net investment income compared to $10 million in the third quarter of 2021. The increase in net investment income was driven primarily by amounts earned from the $182 million in new deployments, including $2 million of transaction costs, that Kudu made subsequent to September 30, 2021.

Kudu Results—Nine Months Ended September 30, 2022 versus Nine Months Ended September 30, 2021
Kudu reported total revenues of $87 million, pre-tax income of $66 million and adjusted EBITDA of $33 million in the first nine months of 2022 compared to total revenues of $89 million, pre-tax income of $70 million and adjusted EBITDA of $19 million in the first nine months of 2021. Total revenues and pre-tax income in the first nine months of 2022 included $46 million of net realized and unrealized gains on Kudu’s Participation Contracts compared to $63 million in the first nine months of 2021. Net realized and unrealized gains on Kudu’s Participation Contracts in the first nine months of 2022 were driven primarily by $92 million of increases in the fair value of two Participation Contracts resulting from pending sale transactions, partially offset by declines in assets under management at several managers with public equity exposure and unrealized foreign currency losses. Total revenues, pre-tax income and adjusted EBITDA in the first nine months of 2022 also included $41 million of net investment income compared to $26 million in the first nine months of 2021. The increase in net investment income was driven primarily by amounts earned from $324 million in new deployments, including $3 million of transaction costs, that Kudu made in 2022 and 2021.

Other Operations

The following table presents the components of pre-tax income (loss) included in White Mountains’s Other Operations for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2022	2021	2022	2021
Net investment income	$8.5	$5.0	$13.6	$16.1
Net realized and unrealized investment gains (losses)	(17.3)	15.3	2.8	34.0
Net realized and unrealized investment gains (losses) from investment in MediaAlpha	(18.6)	(396.8)	(113.3)	(325.5)
Commission revenues	3.2	2.4	8.7	7.0
Other revenues	33.0	28.1	89.6	57.6
Total revenues	8.8	(346.0)	1.4	(210.8)
Cost of sales	25.0	24.0	68.8	45.9
General and administrative expenses	39.9	14.4	118.9	79.4
Amortization of other intangible assets	1.4	2.0	3.2	2.9
Interest expense	.6	.4	1.2	1.1
Total expenses	66.9	40.8	192.1	129.3
Pre-tax income (loss)	$(58.1)	$(386.8)	$(190.7)	$(340.1)

Other Operations Results—Three Months Ended September 30, 2022 versus Three Months Ended September 30, 2021
White Mountains’s Other Operations reported pre-tax loss of $58 million in the third quarter of 2022 compared to $387 million in the third quarter of 2021. White Mountains’s Other Operations reported net unrealized investment losses from its investment in MediaAlpha of $19 million in the third quarter of 2022 compared to $397 million in the third quarter of 2021. Excluding MediaAlpha, White Mountains’s Other Operations reported net realized and unrealized investment gains (losses) of $(17) million in the third quarter of 2022 compared to $15 million in the third quarter of 2021, driven primarily by losses in the fixed income portfolio due to rising interest rates in the third quarter of 2022 and gains on other long-term investments in the third quarter of 2021. White Mountains’s Other Operations reported net investment income of $9 million in the third quarter of 2022 compared to $5 million in the third quarter of 2021, driven primarily by higher yields and an increase in the asset base of short-term investments and fixed maturity investments within Other Operations in the third quarter of 2022 compared to the third quarter of 2021. See Summary of Investment Results on page 66.
White Mountains’s Other Operations reported $33 million of other revenues in the third quarter of 2022 compared to $28 million in the third quarter of 2021. White Mountains’s Other Operations reported $25 million of cost of sales in the third quarter of 2022 compared to $24 million in the third quarter of 2021. The increase in other revenues was driven primarily by recent acquisitions within Other Operations.
White Mountains’s Other Operations reported general and administrative expenses of $40 million in the third quarter of 2022 compared to $14 million in the third quarter of 2021. The increase in general and administrative expenses in the third quarter of 2022 compared to the third quarter of 2021 was driven by higher incentive compensation costs, primarily in connection with the NSM Transaction and a higher share price.

Other Operations Results—Nine Months Ended September 30, 2022 versus Nine Months Ended September 30, 2021
White Mountains’s Other Operations reported pre-tax loss of $191 million in the first nine months of 2022 compared to $340 million in the first nine months of 2021. White Mountains’s Other Operations reported net realized and unrealized investment losses from its investment in MediaAlpha of $113 million in the first nine months of 2022 compared to $326 million in the first nine months of 2021. Excluding MediaAlpha, White Mountains’s Other Operations reported net realized and unrealized investment gains of $3 million in the first nine months of 2022 compared to $34 million in the first nine months of 2021. White Mountains’s Other Operations reported net investment income of $14 million in the first nine months of 2022 compared to $16 million in the first nine months of 2021, driven primarily by lower distributions from private equity funds in the first nine months of 2022 compared to the first nine months of 2021. See Summary of Investment Results on page 66.

White Mountains’s Other Operations reported $90 million of other revenues in the first nine months of 2022 compared to $58 million in the first nine months of 2021. White Mountains’s Other Operations reported $69 million of cost of sales in the first nine months of 2022 compared to $46 million in the first nine months of 2021. The increases in other revenues and cost of sales were driven primarily by recent acquisitions within Other Operations.
White Mountains’s Other Operations reported general and administrative expenses of $119 million in the first nine months of 2022 compared to $79 million in the first nine months of 2021. The increase in general and administrative expenses in the first nine months of 2022 compared to the first nine months of 2021 was driven by higher incentive compensation costs, primarily in connection with the NSM Transaction and a higher share price.

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

Gross Investment Returns and Benchmark Returns

The following table presents the pre-tax investment returns for White Mountains’s consolidated portfolio for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Fixed income investments	(0.8)%	—%	(6.3)%	(0.1)%
Bloomberg Barclays U.S. Intermediate Aggregate Index	(3.8)%	—%	(11.0)%	(0.8)%

Common equity securities	1.8%	1.2%	(2.0)%	7.0%
Investment in MediaAlpha	(11.2)%	(55.6)%	(43.3)%	(51.8)%
Other long-term investments	3.0%	4.0%	7.7%	14.5%
Total common equity securities, investment in MediaAlpha and other long-term investments	1.6%	(17.2)%	(0.7)%	(8.2)%
Total common equity securities and other long-term investments	2.8%	3.7%	6.0%	13.5%
S&P 500 Index (total return)	(4.9)%	0.6%	(23.9)%	15.9%

Total consolidated portfolio	0.4%	(8.0)%	(3.6)%	(3.7)%
Total consolidated portfolio - excluding MediaAlpha	0.5%	1.4%	(1.4)%	4.6%

Investment Returns—Three and Nine Months Ended September 30, 2022 versus Three and Nine Months Ended September 30, 2021

White Mountains’s pre-tax total consolidated portfolio return on invested assets was 0.4% in the third quarter of 2022. This return included $19 million of unrealized investment losses from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total consolidated portfolio return on invested assets was 0.5% in the third quarter of 2022. Excluding MediaAlpha, investment returns in the third quarter of 2022 were driven primarily by favorable other long-term investment results, which more than offset net unrealized investment losses in the fixed income portfolio due to rising interest rates. White Mountains’s pre-tax total consolidated portfolio return on invested assets was -8.0% in the third quarter of 2021. This return included $397 million of unrealized investment losses from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total consolidated portfolio return on invested assets was 1.4% in the third quarter of 2021. Excluding MediaAlpha, investment returns in the third quarter of 2021 were driven primarily by favorable other long-term investments results.

White Mountains’s pre-tax total consolidated portfolio return on invested assets was -3.6% in the first nine months of 2022. This return included $113 million of net unrealized investment losses from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total consolidated portfolio return on invested assets was -1.4% in first nine months of 2022. Excluding MediaAlpha, investment returns in the first nine months of 2022 were driven primarily by net unrealized investment losses in the fixed income portfolio due to rising interest rates, partially offset by favorable other long-term investment results. White Mountains’s pre-tax total consolidated portfolio return on invested assets was -3.7% in the first nine months of 2021. This return included $326 million of net realized and unrealized investment losses from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total consolidated portfolio return on invested assets was 4.6% in the first nine months of 2021. Excluding MediaAlpha, investment returns in the first nine months of 2021 were driven primarily by favorable other long-term investment results.

Fixed Income Results
White Mountains’s fixed income portfolio, including short-term investments, was $3.1 billion and $2.4 billion as of September 30, 2022 and December 31, 2021, which represented 59% and 56% of total invested assets. The increase was driven primarily by the receipt of cash proceeds from the NSM Transaction, partially offset by cash outflows relating to White Mountains’s self-tender offer in the third quarter of 2022. The duration of White Mountains’s fixed income portfolio, including short-term investments, was 2.2 years and 2.6 years as of September 30, 2022 and December 31, 2021. White Mountains’s fixed income portfolio includes fixed maturity investments and short-term investments in the HG Re Collateral Trusts of $455 million and $480 million as of September 30, 2022 and December 31, 2021.
White Mountains’s fixed income portfolio return was -0.8% in the third quarter of 2022 compared to a flat return in the third quarter of 2021, outperforming and in line with the Bloomberg Barclays U.S. Intermediate Aggregate Index returns of -3.8% and 0.0% for the comparable periods. White Mountains’s fixed income portfolio returned -6.3% in the first nine months of 2022, compared to -0.1% in the first nine months of 2021, outperforming the Bloomberg Barclays U.S. Intermediate Aggregate Index returns of -11.0% and -0.8% for the comparable periods.
The results in the third quarter and first nine months of 2022 were driven primarily by the impact of White Mountains’s short duration positioning as interest rates increased in both periods. The results in the third quarter and first nine months of 2021 were driven primarily by the short duration positioning of White Mountains’s fixed income portfolio as interest rates increased in both periods.

Common Equity Securities, Investment in MediaAlpha and Other Long-Term Investments Results
White Mountains’s portfolio of common equity securities, its investment in MediaAlpha and other long-term investments was $2.1 billion and $1.9 billion as of September 30, 2022 and December 31, 2021, which represented 41% and 44% of total invested assets. See Note 3 — “Investment Securities.”
White Mountains’s portfolio of common equity securities, its investment in MediaAlpha and other long-term investments returned 1.6% in the third quarter of 2022, which included $19 million of unrealized investment losses from MediaAlpha. White Mountains’s portfolio of common equity securities and other long-term investments returned 2.8% in the third quarter of 2022. White Mountains’s portfolio of common equity securities, its investment in MediaAlpha and other long-term investments returned -17.2% in the third quarter of 2021, which included $397 million of unrealized investment losses from MediaAlpha. White Mountains’s portfolio of common equity securities and other long-term investments returned 3.7% in the third quarter of 2021.
White Mountains’s portfolio of common equity securities, its investment in MediaAlpha and other long-term investments returned -0.7% in the first nine months of 2022, which included $113 million of net unrealized investment losses from MediaAlpha. White Mountains’s portfolio of common equity securities and other long-term investments returned 6.0% in the first nine months of 2022. White Mountains’s portfolio of common equity securities, its investment in MediaAlpha and other long-term investments returned -8.2% in the first nine months of 2021, which included $326 million of net realized and unrealized investment losses from MediaAlpha. White Mountains’s portfolio of common equity securities and other long-term investments returned 13.5% in the first nine months of 2021.
White Mountains’s portfolio of common equity securities consists of passive ETFs that seek to provide investment results that generally correspond to the performance of the S&P 500 Index and international listed equity funds. White Mountains’s portfolio of common equity securities was $333 million and $251 million as of September 30, 2022 and December 31, 2021.
White Mountains’s portfolio of common equity securities returned 1.8% in the third quarter of 2022 compared to 1.2% in the third quarter of 2021, outperforming the S&P 500 Index, returns of -4.9% and 0.6% for the comparable periods. White Mountains’s portfolio of common equity securities returned -2.0% in the first nine months of 2022 compared to 7.0% in the first nine months of 2021, outperforming and underperforming the S&P 500 Index returns of -23.9% and 15.9% for the comparable periods. The results in the third quarter and first nine months of 2022 and 2021 were driven primarily by relative outperformance and underperformance in White Mountains’s international listed equity funds as compared to the S&P 500 Index.

White Mountains maintains a portfolio of other long-term investments that consists primarily of unconsolidated entities, including Kudu’s Participation Contracts, private equity funds and hedge funds, a bank loan fund, Lloyd’s trust deposits, ILS funds and private debt investments. White Mountains’s portfolio of other long-term investments was $1.6 billion and $1.4 billion as of September 30, 2022 and December 31, 2021.
White Mountains’s other long-term investments portfolio returned 3.0% in the third quarter of 2022 compared to 4.0% in the third quarter of 2021. Investment returns for the third quarter of 2022 were driven primarily by net investment income, net unrealized investment gains and unrealized foreign currency losses from Kudu’s Participation Contracts, partially offset by net unrealized and realized investment losses from private equity funds and hedge funds and unrealized losses from foreign currency on Lloyd’s trust deposits. Investment returns for the third quarter of 2021 were driven primarily by net investment income and unrealized investment gains from Kudu’s Participation Contracts, an increase in the fair value of White Mountains’s investment in PassportCard/DavidShield and net investment income and realized and unrealized investment gains from private equity funds.
White Mountains’s other long-term investments portfolio returned 7.7% in the first nine months of 2022 compared to 14.5% in the first nine months of 2021. Investment returns for the first nine months of 2022 were driven primarily by net investment income, net realized and unrealized investment gains and unrealized foreign currency losses from Kudu’s Participation Contracts, net investment income and net realized and unrealized investment gains from private equity funds and hedge funds and unrealized losses from foreign currency on Lloyd’s trust deposits. Investment returns in the first nine months of 2021 were driven primarily by net investment income and unrealized investment gains from Kudu’s Participation Contracts, an increase in the fair value of White Mountain’s investment in PassportCard/DavidShield and realized and unrealized investment gains from private equity funds.

Foreign Currency Exposure

As of September 30, 2022, White Mountains had foreign currency exposure on $168 million of net assets from continuing operations primarily related to Ark’s non-U.S. business, Kudu’s non-U.S. Participation Contracts, and certain other foreign consolidated and unconsolidated entities within Other Operations.
The following table presents the fair value of White Mountains’s foreign denominated net assets (net liabilities) by segment as of September 30, 2022:

Currency $ in Millions	Ark	Kudu	Other Operations	Total Fair Value	% of Total Shareholders’ Equity
CAD	$57.4	$72.7	$—	$130.1	3.4%
AUD	18.1	35.7	—	53.8	1.4
GBP	16.3	—	—	16.3	.4
EUR	(46.4)	—	11.2	(35.2)	(.9)
All other	—	—	3.0	3.0	.1
Total	$45.4	$108.4	$14.2	$168.0	4.4%

III. Income Taxes

The Company and its Bermuda domiciled subsidiaries are not subject to Bermuda income tax under current Bermuda law. In the event there is a change in the current law such that taxes are imposed, the Bermuda Exempted Undertakings Tax Protection Act of 1966 states that the Company and its Bermuda domiciled subsidiaries would be exempt from such tax until March 31, 2035. The Company has subsidiaries and branches that operate in various other jurisdictions around the world and are subject to tax in the jurisdictions in which they operate.  As of September 30, 2022, the primary jurisdictions in which the Company’s subsidiaries and branches were subject to tax were Ireland, Israel, Luxembourg, the United Kingdom and the United States.
White Mountains’s income tax benefit related to pre-tax loss from continuing operations for the three and nine months ended September 30, 2022 represented an effective tax rate of 24% and 9%. The effective tax rate was different from the U.S. statutory rate of 21%, driven primarily by full year forecasted income in jurisdictions with lower tax rates than the United States, partially offset by a full valuation allowance on net deferred tax assets in certain U.S. operations, consisting of the WM Adams, Inc. consolidated tax group within Other Operations and BAM, and state income taxes.
White Mountains’s income tax expense related to pre-tax loss from continuing operations for the three and nine months ended September 30, 2021 represented an effective tax rate of (8)% and (17)%. The effective tax rate was different from the U.S. statutory rate of 21%, driven primarily by losses in jurisdictions with lower tax rates than the United States, a full valuation allowance on net deferred tax assets in certain U.S. operations, consisting of the WM Adams, Inc. consolidated tax group within Other Operations and BAM, and state income taxes. For the nine months ended September 30, 2021, the effective rate was also different from the U.S. statutory rate of 21.0% due to additional tax expense related to the revaluation of U.K. deferred tax assets and liabilities. On June 10, 2021, the U.K. enacted an increase in its corporate tax rate from 19% to 25% for periods after April 1, 2023. On June 30, 2021, White Mountains increased its net U.K. deferred tax liability to reflect the higher tax rate on temporary differences projected to reverse after the new rate becomes effective.

IV. Discontinued Operations

NSM

On August 1, 2022, White Mountains closed the NSM Transaction. White Mountains received $1.4 billion in net cash proceeds at closing and recognized a net gain of $876 million, which was comprised of $887 million of net gain from sale of discontinued operations and $3 million of comprehensive income related to the recognition of foreign currency translation gains (losses) from the sale, partially offset by $14 million of compensation and other costs related to the transaction recorded in Other Operations. See Note 2 — “Significant Transactions.”
White Mountains reported net income from discontinued operations, net of tax, for NSM Group of $6 million for the period from July 1, 2022 to August 1, 2022 and $16 million for the period from January 1, 2022 to August 1, 2022. White Mountains reported net income (losses) from discontinued operations, net of tax, for NSM Group of $5 million and $(24) million for the third quarter and first nine months of 2021. The net income (losses) from discontinued operations, net of tax, for NSM Group in the first nine months of 2021 included a loss of $29 million related to the sale of a subsidiary. See Note 19 — “Held for Sale and Discontinued Operations.”

Sirius Group

In the first quarter of 2021, White Mountains recorded an $18 million gain within discontinued operations as a result of reversing a liability arising from the tax indemnification provided in connection with the sale of Sirius Group in 2016 and a $1 million gain related to foreign currency translation. The liability related to certain interest deductions claimed by Sirius Group that had been disputed by the Swedish Tax Agency. In April 2021, the Swedish Tax Agency informed the Swedish Administrative Court of Appeal that Sirius Group should prevail in its appeal (and that the interest deductions should not be disallowed). In June 2021, the Swedish Administrative Court of Appeal ruled in Sirius Group’s favor. See Note 19 — “Held for Sale and Discontinued Operations.”

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

Operating Subsidiary Level
The primary sources of cash for White Mountains’s insurance, reinsurance and other operating subsidiaries are expected to be premiums, fee revenues, commissions, net investment income, proceeds from sales, repayments and maturities of investments, contributions from holding companies and capital raising activities. The primary uses of cash are expected to be claim payments, policy acquisition costs, general and administrative expenses, broker commission expenses, cost of sales, purchases of investments, payments to tax authorities, payments on and repurchases/retirements of debt obligations, distributions made to holding companies, distributions to non-controlling interest holders and, from time to time, purchases of operating subsidiaries.
Both internal and external forces influence White Mountains’s financial condition, results of operations and cash flows. Premiums, fee revenues, investment returns, claims payments and cost of sales may be impacted by changing rates of inflation and other economic conditions. Some time may lapse between the occurrence of an insured loss, the reporting of the loss to White Mountains’s insurance and reinsurance operating subsidiaries and the settlement of the liability for that loss. The exact timing of the payment of losses cannot be predicted with certainty. White Mountains’s insurance and reinsurance operating subsidiaries maintain portfolios of invested assets with varying maturities and a substantial amount of cash and short-term investments to provide adequate liquidity for the payment of claims.
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

Dividend Capacity

Following is a description of the dividend capacity of White Mountains’s insurance and reinsurance and other operating subsidiaries:

HG Global/BAM
As of September 30, 2022, HG Global had $619 million face value of preferred shares outstanding, of which White Mountains owned 96.9%. Holders of the HG Global preferred shares receive cumulative dividends at a fixed annual rate of 6.0% on a quarterly basis, when and if declared by HG Global. As of September 30, 2022, HG Global has accrued $339 million of dividends payable to holders of its preferred shares, $327 million of which is payable to White Mountains and is eliminated in consolidation.
On April 29, 2022, HG Global received the proceeds of its new $150 million, 10-year term loan credit facility. In turn, on May 2, 2022, HG Global paid a $120 million cash dividend to shareholders, of which $116 million was paid to White Mountains.
As of September 30, 2022, HG Global and its subsidiaries had $3 million of net unrestricted cash outside of HG Re.
HG Re is a Special Purpose Insurer subject to regulation and supervision by the BMA, but it does not require regulatory approval to pay dividends. However, HG Re’s dividend capacity is limited to amounts held outside of the Collateral Trusts pursuant to the FLRT with BAM. As of September 30, 2022, HG Re had $1 million of net unrestricted cash and investments and $120 million of accrued interest on the BAM Surplus Notes held outside the Collateral Trusts. As of September 30, 2022, HG Re had $718 million of statutory capital and surplus and $834 million of assets held in the Collateral Trusts pursuant to the FLRT with BAM.

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
As of September 30, 2022, the Collateral Trusts held assets of $834 million, which included $458 million of cash and investments, $365 million of BAM Surplus Notes and $11 million of interest receivable on the BAM Surplus Notes.
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
During the three and nine months ended September 30, 2022, BAM made no repayments of the BAM Surplus Notes or accrued interest. See Note 10 — “Municipal Bond Guarantee Insurance.”

Ark
During any 12-month period, GAIL, a class 4 licensed Bermuda insurer, has the ability to (i) make capital distributions based on 15% of its total statutory capital per the previous year’s statutory financial statements, or (ii) make dividend payments based on 25% of its total statutory capital and surplus per the previous year’s statutory financial statements, without prior approval of Bermuda regulatory authorities. Accordingly, White Mountains expects GAIL will have the ability to make capital distributions of $114 million during 2022, which is equal to 15% of its December 31, 2021 statutory capital of $758 million, subject to meeting all appropriate liquidity and solvency requirements. During the nine months ended September 30, 2022, GAIL did not pay a dividend to its immediate parent.
During the nine months ended September 30, 2022, Ark paid $11 million of dividend to shareholders, $8 million of which was paid to White Mountains. As of September 30, 2022, Ark and its intermediate holding companies had $21 million of net unrestricted cash, short-term investments and fixed maturity investments outside of its regulated and unregulated insurance and reinsurance operating subsidiaries.

Kudu
During the nine months ended September 30, 2022, Kudu distributed $19 million to unitholders, substantially all of which was paid to White Mountains. As of September 30, 2022, Kudu had $68 million of net unrestricted cash.

Other Operations
During the nine months ended September 30, 2022, White Mountains paid a $3 million common share dividend. As of September 30, 2022, the Company and its intermediate holding companies had $1,076 million of net unrestricted cash, short-term investments and fixed maturity investments, $148 million of MediaAlpha common stock, $46 million of common equity securities and $292 million of private equity and hedge funds, ILS funds and unconsolidated entities.

Financing

The following table presents White Mountains’s capital structure as of September 30, 2022 and December 31, 2021:

$ in Millions	September 30, 2022	December 31, 2021
HG Global Senior Notes (1)	$146.4	$—
Ark 2007 Subordinated Notes (1)	30.0	30.0
Ark 2021 Subordinated Notes (1)(2)	150.0	155.9
Kudu Credit Facility (1)(2)	253.5	218.2
Other Operations debt (1)(2)	35.6	16.8
Total debt from continuing operations	615.5	420.9
Debt from discontinued operations (2)(3)	—	272.1
Total debt	615.5	693.0
Non-controlling interests—excluding BAM	318.4	280.6
Total White Mountains’s common shareholders’ equity	3,708.0	3,548.1
Total capital	4,641.9	4,521.7
Time-value discount on expected future payments on the BAM Surplus Notes (4)	(110.8)	(125.9)
HG Global’s unearned premium reserve (4)	232.2	214.6
HG Global’s net deferred acquisition costs (4)	(65.9)	(60.8)
Total adjusted capital	$4,697.4	$4,549.6
Total debt to total adjusted capital	13.1%	15.2%
(1) See Note 7 — “Debt” for details of debt arrangements from continuing operations.
(2) Net of unamortized issuance costs.
(3) The NSM bank facility with Ares Capital Corporation and the other NSM debt was settled in conjunction with the closing of the NSM Transaction and has been classified as held for sale as of December 31, 2021.
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

Covenant Compliance
As of September 30, 2022, White Mountains was in compliance in all material respects with all of the covenants under its debt instruments.

Share Repurchases
White Mountains’s board of directors has authorized the Company to repurchase its common shares from time to time, subject to market conditions. The repurchase authorizations do not have a stated expiration date. As of September 30, 2022, White Mountains may repurchase an additional 324,626 shares under these board authorizations. In addition, from time to time White Mountains has also repurchased its common shares through self-tender offers that were separately approved by its board of directors.
During the nine months ended September 30, 2022, White Mountains repurchased and retired 457,180 of its common shares for $611 million at an average share price of $1,335, which was approximately 91% of White Mountains’s adjusted book value per share as of September 30, 2022. The majority of these shares were repurchased through a “modified Dutch auction” self-tender offer that White Mountains completed on September 26, 2022, through which it repurchased 327,795 of its common shares at a purchase price of $1,400 per share for a total cost of approximately $461 million, including expenses. Of the shares White Mountains repurchased in the first nine months of 2022, 4,011 were to satisfy employee income tax withholding pursuant to employee benefit plans, which do not reduce the board authorizations.
During the nine months ended September 30, 2021, White Mountains repurchased and retired 86,512 of its common shares for $95 million, at an average share price of $1,094, which was approximately 93% of White Mountains’s September 30, 2021 adjusted book value per share. Of the shares White Mountains repurchased in the first nine months of 2021, 7,218 were to satisfy employee income tax withholding pursuant to employee benefit plans, which do not reduce the board authorizations.

Cash Flows

Detailed information concerning White Mountains’s cash flows during the nine months ended September 30, 2022 and 2021 follows:

Cash flows from operations for the nine months ended September 30, 2022 and September 30, 2021

Net cash provided from (used for) operations was $118 million for the nine months ended September 30, 2022 compared to $6 million for the nine months ended September 30, 2021. The increase in cash provided from operations was driven primarily by cash provided from Ark’s operations in 2022 compared to cash used for Ark’s operations in 2021, which included expenses from the Ark Transaction. This increase in cash provided from operations was partially offset by the increase in investments in Kudu Participation Contracts in 2022. As of September 30, 2022, the Company and its intermediate holding companies had $1,076 million of net unrestricted cash, short-term investments and fixed maturity investments, $148 million of MediaAlpha common stock, $46 million of common equity securities and $292 million of private equity funds, hedge funds, ILS funds and unconsolidated entities.

Cash flows from investing and financing activities for the nine months ended September 30, 2022

Financing and Other Capital Activities
During the nine months ended September 30, 2022, the Company declared and paid a $3 million cash dividend to its common shareholders.
During the nine months ended September 30, 2022, White Mountains repurchased and retired 457,180 of its common shares for $611 million. The majority of these shares were repurchased through a “modified Dutch auction” self-tender offer that White Mountains completed on September 26, 2022, through which it repurchased 327,795 of its common shares at a purchase price of $1,400 per share for a total cost of approximately $461 million, including expenses. Of the shares White Mountains repurchased in the first nine months of 2022, 4,011 were to satisfy employee income tax withholding pursuant to employee benefit plans.
During the nine months ended September 30, 2022, HG Global received net proceeds of $147 million from the issuance of the HG Global Senior Notes.
During the nine months ended September 30, 2022, BAM received $62 million in MSC.
During the nine months ended September 30, 2022, Kudu borrowed $35 million in term loans under the Kudu Credit Facility.

Acquisitions and Dispositions
On May 26, 2022, Kudu raised $115 million of equity capital from the Kudu Transaction. Mass Mutual, White Mountains and Kudu management contributed $64 million, $50 million and $1 million in the Kudu Transaction, respectively.
On August 1, 2022, White Mountains closed the previously announced NSM Transaction. White Mountains received $1.4 billion in net cash proceeds at closing.

Cash flows from investing and financing activities for the nine months ended September 30, 2021

Financing and Other Capital Activities
During the nine months ended September 30, 2021, the Company declared and paid a $3 million cash dividend to its common shareholders.
During the nine months ended September 30, 2021, White Mountains repurchased and retired 86,512 of its common shares for $95 million, 7,218 of which were repurchased under employee benefit plans for statutory withholding tax payments.
During the nine months ended September 30, 2021, BAM received $45 million in MSC.
During the nine months ended September 30, 2021, HG Global declared and paid $22 million of preferred dividends, of which $21 million was paid to White Mountains.
During the third quarter of 2021, Ark issued $163 million face value floating rate unsecured subordinated notes at par in three transactions for proceeds of $158 million, net of debt issuance costs.
During the nine months ended September 30, 2021, Kudu borrowed $3 million in term loans under the Kudu Bank Facility.
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

NON-GAAP FINANCIAL MEASURES

This report includes nine non-GAAP financial measures that have been reconciled from their most comparable GAAP financial measures.

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
Under GAAP, White Mountains is required to carry the BAM Surplus Notes, including accrued interest, at nominal value with no consideration for time value of money. Based on a debt service model that forecasts operating results for BAM through maturity of the BAM Surplus Notes, the present value of the BAM Surplus Notes, including accrued interest and using an 8% discount rate, was estimated to be $114 million, $120 million, $130 million and $132 million less than the nominal GAAP carrying values as of September 30, 2022, June 30, 2022, December 31, 2021 and September 30, 2021, respectively.
The value of HG Global’s unearned premium reserve, net of deferred acquisition costs, was $172 million, $164 million, $159 million and $154 million as of September 30, 2022, June 30, 2022, December 31, 2021 and September 30, 2021, respectively.
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

Total consolidated portfolio return excluding MediaAlpha
Total consolidated portfolio return excluding MediaAlpha is a non-GAAP financial measure that removes the net investment income and net realized and unrealized investment gains (losses) from White Mountains’s investment in MediaAlpha. White Mountains believes this measure to be useful to management and investors by showing the underlying performance of White Mountains’s investment portfolio without regard to MediaAlpha. The following tables present reconciliations from GAAP to the reported percentages for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
	GAAP Return	Remove MediaAlpha	Return - Excluding MediaAlpha	GAAP Return	Remove MediaAlpha	Return - Excluding MediaAlpha
Total consolidated portfolio return	0.4%	0.1%	0.5%	(8.0)%	9.4%	1.4%

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	GAAP Return	Remove MediaAlpha	Return - Excluding MediaAlpha	GAAP Return	Remove MediaAlpha	Return - Excluding MediaAlpha
Total consolidated portfolio return	(3.6)%	2.2%	(1.4)%	(3.7)%	8.3%	4.6%

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
There were no significant changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended September 30, 2022.

Part II.OTHER INFORMATION

Item 1.Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes to any of the risk factors previously disclosed in the Registrant’s 2021 Annual Report on Form 10-K.

Item 2.Issuer Purchases of Equity Securities.

Months	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (1)
July 1 - July 30, 2022	33,926	$1,238.15	33,926	329,550
August 1 - August 31, 2022	4,924	$1,247.63	4,924	324,626
September 1 - September 30, 2022(2)	327,795	$1,405.89	—	324,626
Total	366,645	$1,388.24	38,850	324,626
(1) White Mountains’s board of directors has authorized the Company to repurchase its common shares, from time to time, subject to market conditions. The repurchase authorizations do not have a stated expiration date.
(2) On September 26, 2022, White Mountains completed a “modified Dutch auction” self-tender offer, through which it repurchased 327,795 of its common shares at a purchase price of $1,400 per share ($1,406 including expenses).

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

WHITE MOUNTAINS INSURANCE GROUP, LTD.
(Registrant)

Date:	November 7, 2022	By: /s/ Michaela J. Hildreth
Michaela J. Hildreth
Managing Director and Chief Accounting Officer