Form 10-Q
period 2023-03-31
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2023-05-09
CIK 776867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2023

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

As of May 5, 2023, 2,563,384 common shares with a par value of $1.00 per share were outstanding (which includes 37,595 restricted common shares that were not vested at such date).

WHITE MOUNTAINS INSURANCE GROUP, LTD.

Part I.FINANCIAL INFORMATION.
Item 1.Financial Statements
WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2023	December 31, 2022
Millions, except share and per share amounts
Assets
Financial Guarantee (HG Global/BAM)
Fixed maturity investments, at fair value	$924.8	$909.9
Short-term investments, at fair value	65.9	65.9
Total investments	990.7	975.8
Cash	4.8	18.2
Insurance premiums receivable	6.3	6.6
Deferred acquisition costs	36.9	36.0
Other assets	21.6	21.9
Total Financial Guarantee assets	1,060.3	1,058.5
P&C Insurance and Reinsurance (Ark/WM Outrigger)
Fixed maturity investments, at fair value	765.0	772.8
Common equity securities, at fair value	340.4	334.6
Short-term investments, at fair value	553.7	484.6
Other long-term investments	393.9	373.6
Total investments	2,053.0	1,965.6
Cash	132.6	101.5
Reinsurance recoverables	570.6	595.3
Insurance premiums receivable	909.7	544.1
Deferred acquisition costs	208.5	127.2
Goodwill and other intangible assets	292.5	292.5
Other assets	71.5	65.2
Total P&C Insurance and Reinsurance assets	4,238.4	3,691.4
Asset Management (Kudu)
Other long-term investments	683.2	695.9
Cash (restricted $13.0 and $12.2)	36.6	101.4
Accrued investment income	19.1	12.4
Goodwill and other intangible assets	8.5	8.6
Other assets	20.6	7.6
Total Asset Management assets	768.0	825.9
Other Operations
Fixed maturity investments, at fair value	266.1	238.2
Short-term investments, at fair value	264.6	373.6
Common equity securities, at fair value	357.4	333.8
Investment in MediaAlpha, at fair value	253.8	168.6
Other long-term investments	565.9	418.5
Total investments	1,707.8	1,532.7
Cash	28.7	33.9
Goodwill and other intangible assets	75.2	91.3
Other assets	80.7	155.6
Total Other Operations assets	1,892.4	1,813.5
Total assets	$7,959.1	$7,389.3
See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS (CONTINUED)
(Unaudited)

	March 31, 2023	December 31, 2022
Millions, except share and per share amounts
Liabilities
Financial Guarantee (HG Global/BAM)
Unearned insurance premiums	$299.8	$298.3
Debt	146.6	146.5
Accrued incentive compensation	12.1	28.0
Other liabilities	30.1	29.0
Total Financial Guarantee liabilities	488.6	501.8
P&C Insurance and Reinsurance (Ark/WM Outrigger)
Loss and loss adjustment expense reserves	1,345.6	1,296.5
Unearned insurance premiums	1,123.5	623.2
Debt	184.5	183.7
Reinsurance payable	193.0	251.1
Contingent consideration	42.9	45.3
Other liabilities	143.8	122.3
Total P&C Insurance and Reinsurance liabilities	3,033.3	2,522.1
Asset Management (Kudu)
Debt	191.6	208.3
Other liabilities	54.8	65.0
Total Asset Management liabilities	246.4	273.3
Other Operations
Debt	33.6	36.7
Accrued incentive compensation	40.0	86.1
Other liabilities	24.4	34.3
Total Other Operations liabilities	98.0	157.1
Total liabilities	3,866.3	3,454.3
Equity
White Mountains’s common shareholders’ equity
White Mountains’s common shares at $1 par value per share—authorized 50,000,000 shares; issued and outstanding 2,564,484 and 2,572,156 shares	2.6	2.6
Paid-in surplus	535.2	536.0
Retained earnings	3,367.3	3,211.8
Accumulated other comprehensive income (loss), after-tax:
Net unrealized gains (losses) from foreign currency translation and interest rate swap	(2.7)	(3.5)
Total White Mountains’s common shareholders’ equity	3,902.4	3,746.9
Noncontrolling interests	190.4	188.1
Total equity	4,092.8	3,935.0
Total liabilities and equity	$7,959.1	$7,389.3
See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
Millions	2023	2022
Revenues:
Financial Guarantee (HG Global/BAM)
Earned insurance premiums	$7.7	$8.4
Net investment income	7.2	4.6
Net realized and unrealized investment gains (losses)	17.0	(45.1)
Other revenues	.8	.8
Total Financial Guarantee revenues	32.7	(31.3)

P&C Insurance and Reinsurance (Ark/WM Outrigger)
Earned insurance premiums	255.1	194.4
Net investment income	10.6	1.6
Net realized and unrealized investment gains (losses)	24.5	(17.5)
Other revenues	(2.7)	(2.8)
Total P&C Insurance and Reinsurance revenues	287.5	175.7

Asset Management (Kudu)
Net investment income	14.2	12.6
Net realized and unrealized investment gains (losses)	29.6	22.3
Total Asset Management revenues	43.8	34.9

Other Operations
Net investment income	7.0	1.8
Net realized and unrealized investment gains (losses)	41.8	31.9
Net realized and unrealized investment gains (losses) from investment in MediaAlpha	85.2	18.8
Commission revenues	3.3	2.9
Other revenues	30.6	25.7
Total Other Operations revenues	167.9	81.1
Total revenues	$531.9	$260.4
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(Unaudited)

	Three Months Ended March 31,
Millions	2023	2022
Expenses:
Financial Guarantee (HG Global/BAM)
Acquisition expenses	$2.7	$3.0
General and administrative expenses	17.3	16.3
Interest expense	4.5	—
Total Financial Guarantee expenses	24.5	19.3

P&C Insurance and Reinsurance (Ark/WM Outrigger)
Loss and loss adjustment expenses	147.8	122.0
Acquisition expenses	59.8	49.9
General and administrative expenses	35.2	21.0
Change in fair value of contingent consideration	(2.4)	2.1
Interest expense	5.0	3.8
Total P&C Insurance and Reinsurance expenses	245.4	198.8

Asset Management (Kudu)
General and administrative expenses	3.8	2.8
Interest expense	4.7	2.8
Total Asset Management expenses	8.5	5.6

Other Operations
Cost of sales	13.9	21.4
General and administrative expenses	39.7	29.8
Interest expense	.8	.3
Total Other Operations expenses	54.4	51.5
Total expenses	332.8	275.2
Pre-tax income (loss) from continuing operations	199.1	(14.8)
Income tax (expense) benefit	(11.9)	2.7
Net income (loss) from continuing operations	187.2	(12.1)
Net income (loss) from discontinued operations, net of tax - NSM Group	—	3.7
Net income (loss)	187.2	(8.4)
Net (income) loss attributable to noncontrolling interests	(7.7)	41.8
Net income (loss) attributable to White Mountains’s common shareholders	$179.5	$33.4
See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
Millions	2023	2022
Net income (loss) attributable to White Mountains’s common shareholders	$179.5	$33.4
Other comprehensive income (loss), net of tax	1.2	(.4)
Other comprehensive income (loss) from discontinued operations, net of tax - NSM Group	—	(1.9)
Comprehensive income (loss)	180.7	31.1
Other comprehensive (income) loss attributable to noncontrolling interests	(.4)	.2
Comprehensive income (loss) attributable to White Mountains’s common shareholders	$180.3	$31.3

Earnings (loss) per share attributable to White Mountains’s common shareholders:

Basic earnings (loss) per share
Continuing operations	$69.83	$9.90
Discontinued operations	—	1.20
Total consolidated operations	$69.83	$11.10
Diluted earnings (loss) per share
Continuing operations	$69.83	$9.90
Discontinued operations	—	1.20
Total consolidated operations	$69.83	$11.10
Dividends declared and paid per White Mountains’s common share	$1.00	$1.00
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	White Mountains’s Common Shareholders’ Equity
Millions	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Non-controlling interest	Total Equity
Balance at January 1, 2023	$538.6	$3,211.8	$(3.5)	$3,746.9	$188.1	$3,935.0
Net income (loss)	—	179.5	—	179.5	7.7	187.2
Other comprehensive income (loss), net of tax	—	—	.8	.8	.4	1.2
Total comprehensive income (loss)	—	179.5	.8	180.3	8.1	188.4
Dividends declared on common shares	—	(2.6)	—	(2.6)	—	(2.6)
Dividends to noncontrolling interests	—	—	—	—	(7.2)	(7.2)
Issuances of common shares	.1	—	—	.1	—	.1
Repurchases and retirements of common shares	(3.9)	(21.4)	—	(25.3)	—	(25.3)
BAM member surplus contributions, net of tax	—	—	—	—	11.8	11.8
Amortization of restricted share awards	3.1	—	—	3.1	—	3.1
Recognition of equity-based compensation expense of subsidiaries	.4	—	—	.4	.2	.6
Net contributions (distributions) and dilution from other noncontrolling interests	(.5)	—	—	(.5)	(1.2)	(1.7)
Disposition of noncontrolling interests	—	—	—	—	(9.4)	(9.4)
Balance at March 31, 2023	$537.8	$3,367.3	$(2.7)	$3,902.4	$190.4	$4,092.8

	White Mountains’s Common Shareholders’ Equity
Millions	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Non-controlling interest	Total Equity
Balance at January 1, 2022	$588.9	$2,957.5	$1.7	$3,548.1	$156.6	$3,704.7
Net income (loss)	—	33.4	—	33.4	(41.8)	(8.4)
Other comprehensive income (loss), net of tax	—	—	(.2)	(.2)	(.2)	(.4)
Net gain (loss) from foreign currency translation from sale of discontinued operations, net of tax - NSM Group	—	—	(1.9)	(1.9)	—	(1.9)
Total comprehensive income (loss)	—	33.4	(2.1)	31.3	(42.0)	(10.7)
Dividends declared on common shares	—	(3.0)	—	(3.0)	—	(3.0)
Dividends to noncontrolling interests	—	—	—	—	(.6)	(.6)
Issuances of common shares	.8	—	—	.8	—	.8
Repurchases and retirements of common shares	(7.3)	(31.7)	—	(39.0)	—	(39.0)
BAM member surplus contributions, net of tax	—	—	—	—	12.3	12.3
Amortization of restricted share awards	2.9	—	—	2.9	—	2.9
Recognition of equity-based compensation expense of subsidiaries	1.2	—	—	1.2	.2	1.4
Net contributions and dilution from other noncontrolling interests	(.2)	—	—	(.2)	.7	.5
Balance at March 31, 2022	$586.3	$2,956.2	$(.4)	$3,542.1	$127.2	$3,669.3
See Notes to Consolidated Financial Statements.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
Millions	2023	2022
Cash flows from operations:
Net income (loss)	$187.2	$(8.4)
Adjustments to reconcile net income to net cash provided from (used for) operations:
Net realized and unrealized investment (gains) losses	(112.9)	8.4
Net realized and unrealized investment (gains) losses from investment in MediaAlpha	(85.2)	(18.8)
Deferred income tax expense (benefit)	(3.6)	5.7
Amortization of restricted share awards	3.1	2.9
Amortization (accretion) and depreciation	(2.4)	4.3
Net (income) loss from discontinued operation, net of tax - NSM Group	—	(3.7)
Other operating items:
Net change in reinsurance recoverables	24.7	16.0
Net change in insurance premiums receivable	(365.3)	(343.6)
Net change in deferred acquisition costs	(82.2)	(71.6)
Net change in loss and loss adjustment expense reserves	49.1	104.9
Net change in unearned insurance premiums	501.8	388.2
Net change in reinsurance payable	(58.1)	(75.2)
Net change in restricted cash	.8	—
Proceeds from Kudu’s Participation Contracts sold	62.9	—
Contributions to Kudu’s Participation Contracts	(30.9)	—
Net change in other assets and liabilities	(3.4)	(55.0)
Net cash provided from (used for) operations - continuing operations	85.6	(45.9)
Net cash provided from (used for) operations - NSM Group discontinued operations (Note 19)	—	4.4
Net cash provided from (used for) operations	85.6	(41.5)
Cash flows from investing activities:
Net change in short-term investments	47.6	136.7
Sales of fixed maturity investments	54.6	86.5
Maturities, calls and paydowns of fixed maturity investments	66.8	39.0
Distributions and redemptions of other long-term investments	2.0	39.8
Proceeds from the sale of Other Businesses, net of cash sold of $0.8 and $0.0	17.3	—
Purchases of fixed maturity investments	(127.6)	(115.0)
Purchases of common equity securities	—	(38.0)
Purchases of other long-term investments	(146.1)	(21.4)
Net other investing activities	(11.2)	4.9
Net cash provided from (used for) investing activities - continuing operations	(96.6)	132.5
Net cash provided from (used for) investing activities - NSM Group discontinued operations (Note 19)	—	7.3
Net cash provided from (used for) investing activities	(96.6)	139.8
Cash flows from financing activities:
Draw down of debt and revolving line of credit	—	2.0
Repayment of debt and revolving line of credit	(20.0)	(1.3)
Cash dividends paid to common shareholders	(2.6)	(3.0)
Common shares repurchased	(25.3)	(39.0)
Net contributions from (distributions to) other noncontrolling interests	(1.7)	.4
Net (contributions to) distributions from discontinued operations	—	9.7
BAM member surplus contributions	11.8	12.3
Fidus Re premium payments	(3.5)	(1.9)
Net cash provided from (used for) financing activities - continuing operations	(41.3)	(20.8)
Net cash provided from (used for) financing activities - NSM Group discontinued operations (Note 19)	—	(10.3)
Net cash provided from (used for) financing activities	(41.3)	(31.1)
Net change in cash during the period - continuing operations	(52.3)	65.8
Cash balances at beginning of period (includes restricted cash balances of $12.2 and $4.5 and excludes discontinued operations cash balances of $0.0 and $111.6)	255.0	147.7
Cash balances at end of period (includes restricted cash balances of $13.0 and $4.5 and excludes discontinued operations cash balances of $0.0 and $113.6)	$202.7	$213.5
Supplemental cash flows information:
Interest paid	$(5.8)	$(5.5)
Net income tax payments	$(17.8)	$(.3)
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
These interim financial statements include all adjustments considered necessary by management to fairly state the financial position, results of operations and cash flows of White Mountains. These interim financial statements may not be indicative of financial results for the full year and should be read in conjunction with the Company’s 2022 Annual Report on Form 10-K.

Reportable Segments
As of March 31, 2023, White Mountains conducted its operations through three reportable segments: (1) HG Global/BAM, (2) Ark/WM Outrigger, and (3) Kudu, with our remaining operating businesses, holding companies and other assets included in Other Operations. White Mountains has made its segment determination based on consideration of the following criteria: (i) the nature of the business activities of each of the Company’s subsidiaries and affiliates; (ii) the manner in which the Company’s subsidiaries and affiliates are organized; (iii) the existence of primary managers responsible for specific subsidiaries and affiliates; and (iv) the organization of information provided to the Company’s chief operating decision makers and its Board of Directors. See Note 14 — “Segment Information.”
The HG Global/BAM segment consists of HG Global Ltd. and its wholly-owned subsidiaries (collectively, “HG Global”) and the consolidated results of Build America Mutual Assurance Company (“BAM”) (collectively with HG Global, “HG Global/BAM”). BAM is the first and only mutual municipal bond insurance company in the United States. By insuring the timely payment of principal and interest, BAM provides market access to, and lowers interest expense for, issuers of municipal bonds used to finance essential public purpose projects, such as schools, utilities and transportation facilities. BAM is owned by and operated for the benefit of its members, the municipalities that purchase BAM’s insurance for their debt issuances. HG Global was established to fund the startup of BAM and, through its reinsurance subsidiary, HG Re Ltd. (“HG Re”), to provide up to 15%-of-par, first loss reinsurance protection for policies underwritten by BAM. HG Global, together with its subsidiaries, funded the initial capitalization of BAM through the purchase of $503.0 million of surplus notes issued by BAM (the “BAM Surplus Notes”). As of March 31, 2023 and December 31, 2022, White Mountains owned 96.9% of HG Global’s preferred equity and 88.4% of its common equity. White Mountains does not have an ownership interest in BAM. However, White Mountains is required to consolidate BAM’s results in its financial statements because BAM is a variable interest entity (“VIE”) for which White Mountains is the primary beneficiary. BAM’s results are all attributed to noncontrolling interests.

The Ark/WM Outrigger segment consists of Ark Insurance Holdings Limited and its subsidiaries (collectively, “Ark”) and Outrigger Re Ltd. Segregated Account 2023-1 (“WM Outrigger Re”) (collectively with Ark, “Ark/WM Outrigger”). Ark is a specialty property and casualty insurance and reinsurance company that offers a wide range of niche insurance and reinsurance products, including property, specialty, marine & energy, casualty and accident & health. Ark underwrites select coverages through Lloyd’s Syndicates 4020 and 3902 (the “Syndicates”) and its wholly-owned subsidiary Group Ark Insurance Limited (“GAIL”). White Mountains acquired a controlling ownership interest in Ark on January 1, 2021 (the “Ark Transaction”). As of March 31, 2023 and December 31, 2022, White Mountains owned 72.0% of Ark on a basic shares outstanding basis (63.0% after taking account of management’s equity incentives). The remaining shares are owned by current and former employees. In the future, management rollover shareholders could earn additional shares in Ark if and to the extent that White Mountains achieves certain multiple of invested capital return thresholds. If fully earned, these additional shares would represent 12.5% of the shares outstanding at closing. For the years of account prior to the Ark Transaction, a significant proportion of the Syndicates’ underwriting capital was provided by third-party insurance and reinsurance groups (“TPC Providers”) using whole account reinsurance contracts with Ark’s corporate member. For the years of account subsequent to the Ark Transaction, Ark is no longer using TPC Providers to provide underwriting capital for the Syndicates. Captions within results of operations and other comprehensive income for the three months ended March 31, 2022 are shown net of amounts relating to the TPC Providers’ share of the Syndicates’ results, including investment results. During the fourth quarter of 2022, Ark sponsored the formation of Outrigger Re Ltd., a Bermuda company registered as a special purpose insurer and segregated accounts company, to provide collateralized reinsurance protection on Ark’s Bermuda global property catastrophe excess of loss portfolio written in calendar year 2023. Outrigger Re Ltd. issued non-voting redeemable preference shares on behalf of four segregated accounts to White Mountains and unrelated third party investors. White Mountains consolidates the results of its segregated account, WM Outrigger Re, in its financial statements. See Note 2 — “Significant Transactions.” As of March 31, 2023 and December 31, 2022, White Mountains owned 100.0% of WM Outrigger Re’s preferred equity.
The Kudu segment consists of Kudu Investment Management, LLC and its subsidiaries (collectively “Kudu”). Kudu provides capital solutions for boutique asset and wealth managers for a variety of purposes including generational ownership transfers, management buyouts, acquisition and growth finance and legacy partner liquidity. Kudu also provides strategic assistance to investees from time to time. Kudu’s capital solutions generally are structured as minority preferred equity stakes with distribution rights, typically tied to gross revenues and designed to generate immediate cash yields. As of March 31, 2023 and December 31, 2022, White Mountains owned 89.2% and 89.3% of Kudu’s basic units outstanding (76.1% and 76.1% on a fully diluted, fully converted basis).
White Mountains’s Other Operations consists of the Company and its wholly-owned subsidiary, White Mountains Capital, LLC (“WM Capital”), its other intermediate holding companies, its wholly-owned investment management subsidiary, White Mountains Advisors LLC (“WM Advisors”), investment assets managed by WM Advisors, its interests in MediaAlpha, Inc. (“MediaAlpha”), PassportCard Limited (“PassportCard”) and DavidShield Life Insurance Agency (2000) Ltd. (“DavidShield”) (collectively, “PassportCard/ DavidShield”), Elementum Holdings LP (“Elementum”), certain other consolidated and unconsolidated entities (“Other Operating Businesses”) and certain other assets.

Discontinued Operations
On August 1, 2022, White Mountains Holdings (Luxembourg) S.à r.l. (“WTM Holdings Seller”), an indirect wholly owned subsidiary of White Mountains, completed the sale of White Mountains Catskill Holdings, Inc. and NSM Insurance HoldCo, LLC (“NSM” and, collectively with White Mountains Catskill Holdings, Inc., the “NSM Group”) to Riser Merger Sub, Inc., an affiliate of The Carlyle Group Inc. (the “NSM Transaction”), pursuant to the terms of the securities purchase agreement dated as of May 9, 2022. See Note 2 — “Significant Transactions.” NSM is a full-service managing general agent (“MGA”) and program administrator with delegated binding authorities for specialty property and casualty insurance.
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

Significant Accounting Policies

Refer to the Company’s 2022 Annual Report on Form 10-K for a complete discussion regarding White Mountains’s significant accounting policies.

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

WM Outrigger Re
During the fourth quarter of 2022, Ark sponsored the formation of Outrigger Re Ltd., a Bermuda company registered as a special purpose insurer and segregated accounts company, to provide reinsurance capacity to Ark. On December 20, 2022, Outrigger Re Ltd. issued $250.0 million of non-voting redeemable preference shares on behalf of four segregated accounts to White Mountains and unrelated third party investors. Upon issuance of the preference shares, Outrigger Re Ltd. entered into collateralized quota share agreements with GAIL to provide reinsurance protection on Ark’s Bermuda global property catastrophe excess of loss portfolio written in calendar year 2023. The proceeds from the issuance of the preference shares were deposited into collateral trust accounts to fund any potential obligations under the reinsurance agreements with GAIL. Outrigger Re Ltd.’s obligations under the reinsurance agreements with GAIL are subject to an aggregate limit equal to the assets in the collateral trusts at any point in time. The terms of the reinsurance agreements are renewable upon the mutual agreement of Ark and the applicable preference shareholder.
White Mountains purchased 100% of the preference shares issued by its segregated account, WM Outrigger Re, for $205.0 million. White Mountains consolidates WM Outrigger Re’s results in its financial statements. WM Outrigger Re’s quota share reinsurance agreement with GAIL eliminates in White Mountains’s consolidated financial statements.

Kudu
On May 26, 2022, Kudu raised $114.5 million of equity capital (the “Kudu Transaction”) from Massachusetts Mutual Life Insurance Company (“Mass Mutual”), White Mountains and Kudu management. Mass Mutual, White Mountains and Kudu management contributed $64.1 million, $50.0 million and $0.4 million at a pre-money valuation of 1.3x, or $114.0 million above the December 31, 2021 equity value of Kudu’s go-forward portfolio of revenue and earnings participation contracts (“Participation Contracts”). The go-forward portfolio of Kudu’s Participation Contracts excluded $54.3 million of enterprise value as of December 31, 2021 relating to two portfolio companies that had announced sale transactions prior to the capital raise. As a result of the Kudu Transaction, White Mountains’s basic ownership of Kudu decreased from 99.1% to 89.3%.

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
Realized investment gains (losses) resulting from sales of investment securities are accounted for using the specific identification method. Premiums and discounts on all fixed maturity investments are amortized or accreted to income over the anticipated life of the investment. Short-term investments consist of interest-bearing money market funds, certificates of deposit and other securities, which at the time of purchase, mature or become available for use within one year.  Short-term investments are carried at fair value, which approximated amortized cost, as of March 31, 2023 and December 31, 2022.
Other long-term investments consist primarily of unconsolidated entities, including Kudu’s Participation Contracts, private equity funds and hedge funds, a bank loan fund, Lloyd’s trust deposits, insurance-linked securities (“ILS”) funds and private debt instruments.

Net Investment Income

White Mountains’s net investment income is comprised primarily of interest income associated with White Mountains’s fixed maturity investments and short-term investments, dividend income from common equity securities, distributions from its investment in MediaAlpha and distributions from other long-term investments.
The following table presents pre-tax net investment income for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
Millions	2023	2022
Fixed maturity investments	$14.5	$8.2
Short-term investments	9.7	.1
Common equity securities	1.3	—
Other long-term investments	14.1	13.2
Amount attributable to TPC Providers	—	(.5)
Total investment income	39.6	21.0
Third-party investment expenses	(.6)	(.4)
Net investment income, pre-tax	$39.0	$20.6

Net Realized and Unrealized Investment Gains (Losses)
The following table presents net realized and unrealized investment gains (losses) for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
Millions	2023	2022
Realized investment gains (losses)
Fixed maturity investments	$(.1)	$(1.1)
Short-term investments	(.4)	(.2)
Other long-term investments	47.2	18.7
Net realized investment gains (losses)	46.7	17.4
Unrealized investment gains (losses)
Fixed maturity investments	29.7	(79.5)
Short-term investments	1.2	.2
Common equity securities	29.4	1.0
Investment in MediaAlpha	85.2	18.8
Other long-term investments	5.9	50.4
Net unrealized investment gains (losses)	151.4	(9.1)
Net realized and unrealized investment gains (losses), before amount attributable to TPC providers(1)	198.1	8.3
Amount attributable to TPC Providers	—	2.1
Net realized and unrealized investment gains (losses)	$198.1	$10.4
Fixed maturity and short-term investments
Net realized and unrealized investment gains (losses)	$30.4	$(80.6)
Less: net realized and unrealized gains (losses) on investment securities sold during the period	1.8	(1.0)
Net unrealized investment gains (losses) recognized during the period on investment securities held at the end of the period	$28.6	$(79.6)
Common equity securities and investment in MediaAlpha
Net realized and unrealized investment gains (losses) on common equity securities	$29.4	$1.0
Net realized and unrealized investment gains (losses) from investment in MediaAlpha	85.2	18.8
Total net realized and unrealized investment gains (losses)	114.6	19.8
Less: net realized and unrealized gains (losses) on investment securities sold during the period	—	—
Net unrealized investment gains (losses) recognized during the period on investment securities held at the end of the period	$114.6	$19.8
(1) For the three months ended March 31, 2023 and 2022, includes $5.4 and $2.6 of realized and unrealized investment gains related to foreign currency exchange.

The following table presents total net unrealized gains (losses) attributable to Level 3 investments for the three months ended March 31, 2023 and 2022 for investments still held at the end of the period:

	Three Months Ended March 31,
Millions	2023	2022
Total net unrealized investment gains on other long-term investments held at the end of the period, pre-tax	$37.0	$27.2

Investment Holdings

The following tables present the cost or amortized cost, gross unrealized investment gains (losses), net foreign currency gains (losses) and carrying values of White Mountains’s fixed maturity investments as of March 31, 2023 and December 31, 2022:

	March 31, 2023
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Foreign Currency Gains (Losses)	Carrying Value
U.S. Government and agency obligations	$245.7	$.1	$(8.0)	$—	$237.8
Debt securities issued by corporations	1,073.9	1.3	(63.1)	(1.7)	1,010.4
Municipal obligations	280.0	—	(17.0)	—	263.0
Mortgage and asset-backed securities	289.5	—	(30.7)	—	258.8
Collateralized loan obligations	192.1	.1	(5.2)	(1.1)	185.9
Total fixed maturity investments	$2,081.2	$1.5	$(124.0)	$(2.8)	$1,955.9

	December 31, 2022
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Foreign Currency Gains (Losses)	Carrying Value
U.S. Government and agency obligations	$216.6	$—	$(10.2)	$—	$206.4
Debt securities issued by corporations	1,098.3	.6	(78.3)	(1.8)	1,018.8
Municipal obligations	281.6	.4	(23.4)	—	258.6
Mortgage and asset-backed securities	288.7	—	(34.5)	—	254.2
Collateralized loan obligations	190.8	.1	(6.0)	(2.0)	182.9
Total fixed maturity investments	$2,076.0	$1.1	$(152.4)	$(3.8)	$1,920.9

The following table presents the cost or amortized cost and carrying values of White Mountains’s fixed maturity investments by contractual maturity as of March 31, 2023. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	March 31, 2023
Millions	Cost or Amortized Cost	Carrying Value
Due in one year or less	$223.8	$219.2
Due after one year through five years	943.6	891.9
Due after five years through ten years	338.8	314.2
Due after ten years	93.4	85.9
Mortgage and asset-backed securities and collateralized loan obligations	481.6	444.7
Total fixed maturity investments	$2,081.2	$1,955.9

The following tables present the cost or amortized cost, gross unrealized investment gains (losses), net foreign currency gains (losses), and carrying values of common equity securities, White Mountains’s investment in MediaAlpha and other long-term investments as of March 31, 2023 and December 31, 2022:

	March 31, 2023
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Foreign Currency Gains (Losses)	Carrying Value
Common equity securities	$660.6	$48.0	$(2.8)	$(8.0)	$697.8
Investment in MediaAlpha	$—	$253.8	$—	$—	$253.8
Other long-term investments	$1,489.7	$264.3	$(96.2)	$(14.8)	$1,643.0

	December 31, 2022
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Foreign Currency Gains (Losses)	Carrying Value
Common equity securities	$660.6	$26.7	$(8.4)	$(10.5)	$668.4
Investment in MediaAlpha	$—	$168.6	$—	$—	$168.6
Other long-term investments	$1,340.8	$271.1	$(107.1)	$(16.8)	$1,488.0

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
As of March 31, 2023 and December 31, 2022, White Mountains used quoted market prices or other observable inputs to determine fair value for approximately 70% and 72% of the investment portfolio.

Fair Value Measurements by Level

The following tables present White Mountains’s fair value measurements for investments as of March 31, 2023 and December 31, 2022 by level. The major security types were based on the legal form of the securities. White Mountains has disaggregated its fixed maturity investments based on the issuing entity type, which impacts credit quality, with debt securities issued by U.S. government entities carrying minimal credit risk, while the credit and other risks associated with other issuers, such as corporations, municipalities or entities issuing mortgage and asset-backed securities vary depending on the nature of the issuing entity type. White Mountains further disaggregates debt securities issued by corporations by industry sector because investors often reference commonly used benchmarks and their subsectors to monitor risk and performance. Accordingly, White Mountains has further disaggregated this asset class into subclasses based on the similar sectors and industry classifications it uses to evaluate investment risk and performance against commonly used benchmarks, such as the Bloomberg Barclays U.S. Intermediate Aggregate.

	March 31, 2023
Millions	Fair Value	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. Government and agency obligations	$237.8	$237.8	$—	$—
Debt securities issued by corporations:
Financials	281.9	—	281.9	—
Consumer	194.9	—	194.9	—
Healthcare	124.8	—	124.8	—
Technology	123.3	—	123.3	—
Industrial	119.8	—	119.8	—
Utilities	64.0	—	64.0	—
Communications	45.2	—	45.2	—
Energy	36.4	—	36.4	—
Materials	20.1	—	20.1	—
Total debt securities issued by corporations	1,010.4	—	1,010.4	—
Municipal obligations	263.0	—	263.0	—
Mortgage and asset-backed securities	258.8	—	258.8	—
Collateralized loan obligations	185.9	—	185.9	—
Total fixed maturity investments	1,955.9	237.8	1,718.1	—
Short-term investments	884.2	878.4	5.8	—
Common equity securities:
Exchange-traded funds	357.4	357.4	—	—
Other (1)	340.4	—	340.4	—
Total common equity securities	697.8	357.4	340.4	—
Investment in MediaAlpha	253.8	253.8	—	—
Other long-term investments	970.2	—	15.5	954.7
Other long-term investments — NAV (2)	672.8	—	—	—
Total other long-term investments	1,643.0	—	15.5	954.7
Total investments	$5,434.7	$1,727.4	$2,079.8	$954.7
(1) Consists of investments in listed funds that predominantly invest in international equities.
(2) Consists of private equity funds and hedge funds, a bank loan fund, Lloyd’s trust deposits and ILS funds for which fair value is measured using NAV as a practical expedient. Investments for which fair value is measured at NAV are not classified within the fair value hierarchy.

	December 31, 2022
Millions	Fair Value	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. Government and agency obligations	$206.4	$206.4	$—	$—
Debt securities issued by corporations:
Financials	291.2	—	291.2	—
Consumer	191.9	—	191.9	—
Healthcare	121.3	—	121.3	—
Technology	123.7	—	123.7	—
Industrial	115.4	—	115.4	—
Utilities	73.8	—	73.8	—
Communications	47.9	—	47.9	—
Energy	33.9	—	33.9	—
Materials	19.7	—	19.7	—
Total debt securities issued by corporations	1,018.8	—	1,018.8	—
Municipal obligations	258.6	—	258.6	—
Mortgage and asset-backed securities	254.2	—	254.2	—
Collateralized loan obligations	182.9	—	182.9	—
Total fixed maturity investments	1,920.9	206.4	1,714.5	—
Short-term investments	924.1	924.1	—	—
Common equity securities:
Exchange-traded funds	333.8	333.8	—	—
Other (1)	334.6	—	334.6	—
Total common equity securities	668.4	333.8	334.6	—
Investment in MediaAlpha	168.6	168.6	—	—
Other long-term investments	926.4	—	14.8	911.6
Other long-term investments — NAV (2)	561.6	—	—	—
Total other long-term investments	1,488.0	—	14.8	911.6
Total investments	$5,170.0	$1,632.9	$2,063.9	$911.6
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

Investments Held on Deposit or as Collateral

As of March 31, 2023 and December 31, 2022, investments of $517.5 million and $500.5 million were held in trusts required to be maintained in relation to HG Global’s reinsurance agreements with BAM.
HG Global is required to maintain an interest reserve account in connection with its senior notes issued in 2022. As of March 31, 2023 and December 31, 2022, the fair value of the interest reserve account, which was included in short-term investments, was $31.6 million and $31.2 million. See Note 7 - “Debt.”
BAM is required to maintain deposits with certain insurance regulatory agencies in order to maintain its insurance licenses. The fair value of such deposits, which represent state deposits and are included within the investment portfolio, totaled $4.6 million as of both March 31, 2023 and December 31, 2022.
Lloyd’s trust deposits are generally required of Lloyd's syndicates to protect policyholders in non-U.K. markets and are pledged into Lloyd’s trust accounts to provide a portion of the capital needed to support obligations at Lloyd’s. As of March 31, 2023 and December 31, 2022, Ark held Lloyd’s trust deposits with a fair value of $148.7 million and $137.4 million.

The underwriting capacity of a member of Lloyd’s must be supported by providing a deposit (“Funds at Lloyd’s”) in the form of cash, securities or letters of credit in an amount determined by Lloyd’s. The amount of such deposit is calculated for each member through the completion of an annual capital adequacy exercise. These requirements allow Lloyd’s to evaluate whether each member has sufficient assets to meet its underwriting liabilities plus a required solvency margin. As of March 31, 2023 and December 31, 2022, the fair value of Ark’s Funds at Lloyd’s investment deposits totaled $326.3 million and $319.2 million.
As of March 31, 2023 and December 31, 2022, Ark held additional investments on deposit or as collateral for insurance regulators and reinsurance counterparties of $263.3 million and $257.0 million.
As of March 31, 2023 and December 31, 2022, Ark had $144.1 million and $90.3 million of short-term investments pledged as collateral under uncommitted standby letters of credit. See Note 7 — “Debt.”
As of March 31, 2023 and December 31, 2022, short-term investments of $206.0 million and $203.7 million were held in a collateral trust account required to be maintained in relation to WM Outrigger Re’s reinsurance agreement with GAIL.

Debt Securities Issued by Corporations

The following table presents the credit ratings of debt securities issued by corporations held in White Mountains’s investment portfolio as of March 31, 2023 and December 31, 2022:

	Fair Value at
Millions	March 31, 2023	December 31, 2022
AAA	$11.4	$11.3
AA	95.9	96.0
A	558.8	567.9
BBB	338.0	337.7
Other	6.3	5.9
Debt securities issued by corporations (1)	$1,010.4	$1,018.8
(1)    Credit ratings are based upon issuer credit ratings provided by Standard & Poor’s Financial Services LLC (“Standard & Poor’s”), or if unrated by Standard & Poor’s, long-term obligation ratings provided by Moody’s Investor Service, Inc.

Mortgage and Asset-backed Securities and Collateralized Loan Obligations

The following table presents the fair value of White Mountains’s mortgage and asset-backed securities and collateralized loan obligations as of March 31, 2023 and December 31, 2022:

	March 31, 2023			December 31, 2022
Millions	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
Mortgage-backed securities:
Agency:
FNMA	$129.7	$129.7	$—	$124.5	$124.5	$—
FHLMC	81.2	81.2	—	78.8	78.8	—
GNMA	33.0	33.0	—	28.3	28.3	—
Total agency (1)	243.9	243.9	—	231.6	231.6	—
Non-agency: Residential	.3	.3	—	.3	.3	—
Total non-agency	.3	.3	—	.3	.3	—
Total mortgage-backed securities	244.2	244.2	—	231.9	231.9	—
Other asset-backed securities:
Credit card receivables	4.4	4.4	—	11.9	11.9	—
Vehicle receivables	10.2	10.2	—	10.4	10.4	—
Total other asset-backed securities	14.6	14.6	—	22.3	22.3	—
Total mortgage and asset-backed securities	258.8	258.8	—	254.2	254.2	—
Collateralized loan obligations	185.9	185.9	—	182.9	182.9	—
Total mortgage and asset-backed securities and collateralized loan obligations	$444.7	$444.7	$—	$437.1	$437.1	$—
(1)    Represents publicly traded mortgage-backed securities which carry the full faith and credit guaranty of the U.S. Government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

As of March 31, 2023, White Mountains’s investment portfolio included $185.9 million of collateralized loan obligations that are within the senior tranches of their respective fund securitization structures. All of White Mountains’s collateral loan obligations were rated AAA or AA as of March 31, 2023.

Investment in MediaAlpha

In 2020, MediaAlpha completed an initial public offering (the “MediaAlpha IPO”). Following the MediaAlpha IPO, White Mountains’s investment in MediaAlpha is accounted for at fair value based on the publicly traded share price of MediaAlpha’s common stock and is presented as a separate line item on the balance sheet.
As of March 31, 2023, White Mountains owned 16.9 million shares, representing a 26.8% basic ownership interest (24.3% on a fully diluted, fully converted basis). See Note 16 — “Equity Method Eligible Investments.” At this current level of ownership, each $1.00 per share increase or decrease in the share price of MediaAlpha will result in an approximate $6.60 per share increase or decrease in White Mountains’s book value per share. At the March 31, 2023 closing price of $14.98 per share, the fair value of White Mountains’s investment in MediaAlpha was $253.8 million.

Other Long-Term Investments

The following table presents the carrying values of White Mountains’s other long-term investments as of March 31, 2023 and December 31, 2022:

	Fair Value at
Millions	March 31, 2023	December 31, 2022
Kudu’s Participation Contracts	$683.2	$695.9
PassportCard/DavidShield	140.0	135.0
Elementum Holdings, L.P.	30.0	30.0
Other unconsolidated entities (1)	87.5	37.2
Total unconsolidated entities	940.7	898.1
Private equity funds and hedge funds	218.5	197.8
Bank loan fund	179.5	174.8
Lloyd’s trust deposits	148.7	137.4
ILS funds	123.6	49.3
Private debt instruments	10.1	9.6
Other	21.9	21.0
Total other long-term investments	$1,643.0	$1,488.0
(1) Includes White Mountains’s noncontrolling equity interests in certain private common equity securities, preferred securities, limited liability company units and Simple Agreement for Future Equity (“SAFE”) investments.

Private Equity Funds and Hedge Funds
White Mountains invests in private equity funds and hedge funds, which are included in other long-term investments. The fair value of these investments is generally estimated using the NAV of the funds. As of March 31, 2023, White Mountains held investments in seventeen private equity funds and two hedge funds. The largest investment in a single private equity fund or hedge fund was $49.9 million as of March 31, 2023 and $49.0 million and December 31, 2022.

The following table presents the fair value of investments and unfunded commitments in private equity funds and hedge funds by investment objective and sector as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
Millions	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Private equity funds
Aerospace/Defense/Government	$78.0	$37.5	$59.4	$37.5
Financial services	77.3	52.6	77.1	54.3
Real estate	4.1	2.5	4.1	2.5
Total private equity funds	159.4	92.6	140.6	94.3
Hedge funds
Long/short equity financials and business services	49.8	—	49.0	—
European small/mid cap	9.3	—	8.2	—
Total hedge funds	59.1	—	57.2	—
Total private equity funds and hedge funds included in other long-term investments	$218.5	$92.6	$197.8	$94.3

Investments in private equity funds are generally subject to a lock-up period during which investors may not request a redemption. Distributions prior to the expected termination date of the fund may be limited to dividends or proceeds arising from the liquidation of the fund’s underlying investments. In addition, certain private equity funds have the option to extend the lock-up period.
The following table presents investments in private equity funds that were subject to lock-up periods as of March 31, 2023:

Millions	1 – 3 years	3 – 5 years	5 – 10 years	>10 years	Total
Private equity funds — expected lock-up period remaining	$4.1	$18.6	$132.3	$4.4	$159.4

Investors in private equity funds are generally subject to indemnification obligations outside of the capital commitment period and prior to the winding up of the fund. As of March 31, 2023 and December 31, 2022, White Mountains is not aware of any indemnification claims relating to its investments in private equity funds.
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

Bank Loan Fund
White Mountains’s other long-term investments include a bank loan fund with a fair value of $179.5 million and $174.8 million as of March 31, 2023 and December 31, 2022. The fair value of this investment is estimated using the NAV of the fund. The bank loan fund’s investment objective is to provide, on an unleveraged basis, high current income consistent with preservation of capital and low duration. The bank loan fund primarily invests in a broad portfolio of U.S. dollar-denominated, non-investment grade, floating-rate senior secured loans and may invest in other financial instruments, such as secured and unsecured corporate debt, credit default swaps, reverse repurchase agreements, synthetic indices and cash and cash equivalents.
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

Lloyd’s Trust Deposits
White Mountains’s other long-term investments include Lloyd’s trust deposits, which consist of non-U.K. deposits and Canadian comingled pooled funds. The Lloyd’s trust deposits invest primarily in short-term government securities, agency securities and corporate bonds held in trusts that are managed by Lloyd's of London. These investments are generally required of Lloyd's syndicates to protect policyholders in non-U.K. markets and are pledged into Lloyd’s trust accounts to provide a portion of the capital needed to support obligations at Lloyd’s. The fair value of the Lloyd’s trust deposits is generally estimated using the NAV of the funds. As of March 31, 2023 and December 31, 2022, White Mountains held Lloyd’s trust deposits with a fair value of $148.7 million and $137.4 million.

Insurance-Linked Securities Funds
White Mountains’s other long-term investments include ILS fund investments. The fair value of these investments is generally estimated using the NAV of the funds. As of March 31, 2023 and December 31, 2022, White Mountains held investments in ILS funds with a fair value of $123.6 million and $49.3 million.
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
ILS funds are typically subject to monthly and annual restrictions on redemptions and advance redemption notice period requirements that range between 30 and 90 days. Amounts requested for redemption remain subject to market fluctuations until the redemption effective date, which generally falls at the end of the defined redemption period, or until the underlying investment has fully matured or been commuted.

Rollforward of Level 3 Investments

Level 3 measurements as of March 31, 2023 and 2022 consist of securities for which the estimated fair value has not been determined based upon quoted market price inputs for identical or similar securities. The following table presents the changes in White Mountains’s fair value measurements for Level 3 investments for the three months ended March 31, 2023 and 2022:

Level 3 Investments
Millions	Other Long-term Investments		Other Long-term Investments
Balance at December 31, 2022	$911.6	Balance at December 31, 2021	$890.6
Net realized and unrealized gains	35.1	Net realized and unrealized gains	26.8
Amortization/accretion	—	Amortization/accretion	—
Purchases and contributions	117.0	Purchases and contributions	—
Sales and distributions	(109.0)	Sales and distributions	(31.7)
Transfers in	—	Transfers in	—
Transfers out	—	Transfers out	—
Balance at March 31, 2023	$954.7	Balance at March 31, 2022	$885.7

Fair Value Measurements — Transfers Between Levels - Three months ended March 31, 2023 and 2022
Transfers between levels are recorded using the fair value measurement as of the end of the quarterly period in which the event or change in circumstance giving rise to the transfer occurred.
During the three months ended March 31, 2023 and 2022, there were no fixed maturity investments or other long-term investments classified as Level 3 measurements in the prior period that were transferred to Level 2 measurements.
During the three months ended March 31, 2023 and 2022, there were no fixed maturity investments or other long-term investments classified as Level 2 measurements in the prior period that were transferred to Level 3 measurements.

Significant Unobservable Inputs

The following tables present significant unobservable inputs used in estimating the fair value of White Mountains’s other long-term investments, classified within Level 3 as of March 31, 2023 and December 31, 2022. The tables below exclude $91.8 million and $41.1 million of Level 3 other long-term investments generally valued based on recent or expected transaction prices. The fair value of investments in private equity funds and hedge funds, bank loan funds, Lloyd’s trust deposits and ILS funds are generally estimated using the NAV of the funds.

$ in Millions	March 31, 2023
Description	Valuation Technique(s) (1)	Fair Value (2)	Unobservable Inputs
			Discount Rate (5)	Terminal Cash Flow Exit Multiple (x) or Terminal Revenue Growth Rate (%) (5)
Kudu’s Participation Contracts (3)(4)	Discounted cash flow	$683.2	18% - 25%	7x - 22x
PassportCard/DavidShield	Discounted cash flow	$140.0	23%	4%
Elementum Holdings, L.P.	Discounted cash flow	$30.0	20%	4%
Private debt instruments	Discounted cash flow	$9.7	11%	N/A
(1) Key inputs to the discounted cash flow analysis generally include projections of future revenue and earnings, discount rates and terminal exit multiples or growth rates.
(2) Includes the net unrealized investment gains (losses) associated with foreign currency; foreign currency effects based on observable inputs.
(3) Since Kudu’s Participation Contracts are not subject to corporate taxes within Kudu Investment Management, LLC, pre-tax discount rates are applied to pre-tax cash flows in determining fair values. The weighted average discount rate and weighted average terminal cash flow exit multiple applied to Kudu’s Participation Contracts is 21% and 12.7x.
(4) In 2023, Kudu deployed a total of $30.9 into new and existing Participation Contracts.
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
(4) In 2022, Kudu deployed a total of $99.8 into new and existing Participation Contracts.
(5) As of December 31, 2022, two of Kudu’s Participation Contracts with a total fair value of $189.0 were valued using a probability weighted expected return method, which takes into account factors such as a discounted cash flow analysis, the expected value to be received in a pending sale transaction and the likelihood that a sales transaction will take place.
(6) Increases (decreases) to the discount rates in isolation would result in lower (higher) fair value measurements, while increases (decreases) to the terminal cash flow exit multiples or terminal revenue growth rates in isolation would result in higher (lower) fair value measurements.

Note 4. Goodwill and Other Intangible Assets

    White Mountains accounts for business combinations using the acquisition method. Under the acquisition method, White Mountains recognizes and measures the assets acquired, liabilities assumed and any noncontrolling interest in the acquired entities at their acquisition date fair values. Goodwill represents the excess of the amount paid to acquire businesses over the fair value of identifiable net assets at the date of acquisition. The estimated acquisition date fair values, generally consisting of intangible assets and liabilities for contingent consideration, may be recorded at provisional amounts in circumstances where the information necessary to complete the acquisition accounting is not available at the reporting date. Any such provisional amounts are finalized as measurement period adjustments within one year of the acquisition date.
The following table presents the economic lives, acquisition date fair values, accumulated amortization and net carrying values for other intangible assets and goodwill as of March 31, 2023 and December 31, 2022:

$ in Millions	Weighted Average Economic Life (in years)	March 31, 2023			December 31, 2022
		Acquisition Date Fair Value	Accumulated Amortization	Net Carrying Value	Acquisition Date Fair Value	Accumulated Amortization	Net Carrying Value
Goodwill:
Ark	N/A	$116.8	$—	$116.8	$116.8	$—	$116.8
Kudu	N/A	7.6	—	7.6	7.6		7.6
Other Operations	N/A	44.4	—	44.4	52.1	—	52.1
Total goodwill		168.8	—	168.8	176.5	—	176.5
Other intangible assets:
Ark
Underwriting capacity	N/A	175.7	—	175.7	175.7	—	175.7
Kudu
Trade names	7	2.2	1.3	.9	2.2	1.2	1.0
Other Operations
Trade names	13.3	13.3	2.6	10.7	17.9	3.0	14.9
Customer relationships	11.0	24.8	7.0	17.8	29.5	7.5	22.0
Other	12.1	2.8	.5	2.3	2.8	.5	2.3
Subtotal		40.9	10.1	30.8	50.2	11.0	39.2
Total other intangible assets		218.8	11.4	207.4	228.1	12.2	215.9
Total goodwill and other intangible assets		$387.6	$11.4	376.2	$404.6	$12.2	392.4

Intangible Assets Valuation Methods

The goodwill recognized for the entities shown above is attributed to expected future cash flows. The acquisition date fair values of other intangible assets with finite lives are estimated using income approach techniques, which use future expected cash flows to develop a discounted present value amount.
The multi-period-excess-earnings method estimates fair value using the present value of the incremental after-tax cash flows attributable solely to the other intangible asset over its remaining life. This approach was used to estimate the fair value of other intangible assets associated with the underwriting capacity and customer relationships.
The relief-from-royalty method was used to estimate fair value for other intangible assets that relate to rights that could be obtained via a license from a third-party owner. Under this method, the fair value is estimated using the present value of license fees avoided by owning rather than leasing the asset. This technique was used to estimate the fair value of trade names and other intangible assets.
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
During the three months ended March 31, 2023 and 2022, White Mountains did not recognize any impairments to goodwill and other intangible assets.

Rollforward of Goodwill and Other Intangible Assets

The following table presents the change in goodwill and other intangible assets for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023			2022
Millions	Goodwill	Other Intangible Assets	Total Goodwill and Other Intangible Assets	Goodwill	Other Intangible Assets	Total Goodwill and Other Intangible Assets
Beginning balance	$176.5	$215.9	$392.4	$142.3	$198.2	$340.5
Dispositions (1)	(6.7)	(6.9)	(13.6)	—	—	—
Measurement period adjustments (2)	(1.0)	—	(1.0)	—	—	—
Amortization	—	(1.6)	(1.6)	—	(1.0)	(1.0)
Ending balance	$168.8	$207.4	$376.2	$142.3	$197.2	$339.5
(1) Relates to a disposition within Other Operations.
(2) Measurement period adjustments relate to updated information about acquisition date fair values of assets acquired and liabilities assumed. During the three months ended March 31, 2023 adjustments relate to an acquisition within Other Operations. The relative fair values of goodwill and other intangible assets recognized in connection with this acquisition during 2022 had not yet been finalized as of the end of the period.

Note 5.  Loss and Loss Adjustment Expense Reserves

P&C Insurance and Reinsurance

The following table summarizes the loss and loss adjustment expense (“LAE”) reserve activity of the Ark/WM Outrigger segment for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
Millions	2023	2022
Gross beginning balance	$1,296.5	$894.7
Less: beginning reinsurance recoverable on unpaid losses (1)	(505.0)	(428.9)
Net loss and LAE reserves	791.5	465.8

Loss and LAE incurred relating to:
Current year losses	139.2	125.7
Prior year losses	8.6	(3.7)
Net incurred losses and LAE	147.8	122.0

Loss and LAE paid relating to:
Current year losses	(4.0)	(.6)
Prior year losses	(87.7)	(39.4)
Net paid loss and LAE	(91.7)	(40.0)

Change in TPC Providers’ participation (2)	145.4	57.5
Foreign currency translation and other adjustments to loss and LAE reserves	3.7	(1.7)

Net ending balance	996.7	603.6
Plus: ending reinsurance recoverable on unpaid losses (3)	348.9	396.0
Gross ending balance	$1,345.6	$999.6
(1) The beginning reinsurance recoverable on unpaid losses includes amounts attributable to TPC Providers of $145.4 and $276.8 as of December 31, 2022 and 2021.
(2) Amount represents the impact to net loss and LAE reserves due to a change in the TPC Providers’ participation related to the annual reinsurance to close process.
(3) The ending reinsurance recoverable on unpaid losses includes amounts attributable to TPC Providers of $0.0 and $207.3 as of March 31, 2023 and 2022.

For the three months ended March 31, 2023, the Ark/WM Outrigger segment recognized $8.6 million of net unfavorable prior year loss reserve development at Ark, driven primarily by Winter Storm Elliot. For the three months ended March 31, 2022, the Ark/WM Outrigger segment recognized $3.7 million of net favorable prior year loss reserve development at Ark, driven primarily by the property line of business.

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
A reinsurance to close (“RITC”) agreement is generally put in place after the third year of operations for a year of account such that the outstanding loss and LAE reserves, including future development thereon, are reinsured into the next year of account. As a result, and in combination with the changing participation provided by TPC Providers, Ark’s participation on outstanding loss and LAE reserves reinsured into the next year of account may change, perhaps significantly. During the first quarter of 2023, an RITC agreement was executed such that the outstanding loss and LAE reserves for claims arising out of the 2020 year of account, for which the TPC Providers’ participation in the total net results of the Syndicates was 42.8%, were reinsured into the 2021 year of account, for which the TPC Providers’ participation in the total net results of the Syndicates was 0.0%. During the first quarter of 2022, an RITC agreement was executed such that the outstanding loss and LAE reserves for claims arising out of the 2019 year of account, for which the TPC Providers’ participation in the total net results of the Syndicates was 58.3%, were reinsured into the 2020 year of account, for which the TPC Providers’ participation in the total net results of the Syndicates was 42.8%.

Municipal Bond Guarantee Insurance

HG Re and BAM do not have any outstanding loss and LAE reserves related to BAM’s municipal bond guarantee insurance business.

Note 6.  Third-Party Reinsurance

P&C Insurance and Reinsurance

In the normal course of business, Ark may seek to limit losses that may arise from catastrophes or other events by reinsuring certain risks with third-party reinsurers. Ark remains liable for risks reinsured in the event that the reinsurer does not honor its obligations under reinsurance contracts.
The following table summarizes the effects of reinsurance on written and earned premiums and on losses and LAE for the Ark/WM Outrigger segment for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
Millions	2023		2022
Written premiums:
Direct	$246.2		$230.9
Assumed	563.2		402.2
Gross written premiums	809.4		633.1
Ceded	(195.2)	(1)	(89.3)
Net written premiums	$614.2		$543.8
Earned premiums:
Direct	$150.4		$138.7
Assumed	162.1		106.6
Gross earned premiums	312.5		245.3
Ceded	(57.4)	(2)	(50.9)
Net earned premiums	$255.1		$194.4
Losses and LAE:
Gross	$162.4		$183.1
Ceded	(14.6)	(3)	(61.1)
Net losses and LAE	$147.8		$122.0
(1) The ceded written premiums exclude $44.1 ceded by Ark to WM Outrigger Re for the three months ended March 31, 2023, which eliminate in White Mountains’s consolidated financial statements.
(2) The ceded earned premiums exclude $5.2 ceded by Ark to WM Outrigger Re for the three months ended March 31, 2023, which eliminate in White Mountains’s consolidated financial statements.
(3) The ceded loss and LAE exclude $0.2 ceded by Ark to WM Outrigger Re for the three months ended March 31, 2023, which eliminate in White Mountains’s consolidated financial statements.

The following table presents the Ark/WM Outrigger segment’s reinsurance recoverables as of March 31, 2023 and December 31, 2022:

Millions	March 31, 2023		December 31, 2022
Reinsurance recoverables on unpaid losses	$348.9	(1)	$505.0	(3)
Reinsurance recoverables on paid losses	23.1		31.1
Ceded unearned premiums	198.6	(2)	59.2
Reinsurance recoverables	$570.6		$595.3
(1) The reinsurance recoverables on unpaid losses exclude $0.2 ceded by Ark to WM Outrigger Re as of March 31, 2023, which eliminate in White Mountains’s consolidated financial statements.
(2) The ceded unearned premiums exclude $38.9 ceded by Ark to WM Outrigger Re as of March 31, 2023, which eliminate in White Mountains’s consolidated financial statements.
(3) The reinsurance recoverables on unpaid losses include $145.4 attributable to TPC Providers as of December 31, 2022, which are collateralized.

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
The following table presents the Ark/WM Outrigger segment’s gross and net reinsurance recoverables by the reinsurer’s A.M. Best Company, Inc (“A.M. Best”) ratings as of March 31, 2023:

$ in Millions	As of March 31, 2023
A.M. Best Rating(1)	Gross	Collateral	Net	% of Total
A+ or better	$173.8	$—	$173.8	64.7%
A- to A	77.9	—	77.9	29.0
B++ or lower and not rated	120.3	103.2	17.1	6.3
Total	$372.0	$103.2	$268.8	100.0%
(1) A.M. Best ratings as detailed above are: “A+ or better” (Superior) “A- to A” (Excellent), “B++” (Good).

Reinsurance Contracts Accounted for as Deposits
Ark has an aggregate excess of loss contract with SiriusPoint Ltd. (“SiriusPoint”), which is accounted for using the deposit method and recorded within other assets. Ark earns an annual crediting rate of 3.0%, which is recorded within other revenue. As of March 31, 2023, the carrying value of Ark’s deposit in SiriusPoint, including accrued interest, was $20.6 million.

Municipal Bond Guarantee Insurance

See Note 10 — “Municipal Bond Guarantee Insurance” for third-party reinsurance balances and reinsurance contracts accounted for as deposits related to White Mountains’s financial guarantee business.

Note 7.  Debt

The following table presents White Mountains’s debt outstanding as of March 31, 2023 and December 31, 2022:

$ in Millions	March 31, 2023	Effective Rate	(1)	December 31, 2022	Effective Rate	(1)
HG Global Senior Notes	$150.0	11.0%		$150.0	8.9%
Unamortized discount and issuance cost	(3.4)			(3.5)
HG Global Senior Notes, carrying value	146.6			146.5
Ark 2007 Subordinated Notes, carrying value	30.0			30.0
Ark 2021 Subordinated Notes Tranche 1	42.0			41.3
Ark 2021 Subordinated Notes Tranche 2	47.0			47.0
Ark 2021 Subordinated Notes Tranche 3	70.0			70.0
Unamortized issuance cost	(4.5)			(4.6)
Ark 2021 Subordinated Notes, carrying value	154.5			153.7
Total Ark Subordinated Notes, carrying value	184.5	10.3%		183.7	7.6%
Kudu Credit Facility	198.3	8.7%		215.2	6.1%
Unamortized issuance cost	(6.7)			(6.9)
Kudu Credit Facility, carrying value	191.6			208.3
Other Operations debt	34.3	8.5%		37.4	6.6%
Unamortized issuance cost	(.7)			(.7)
Other Operations debt, carrying value	33.6			36.7
Total debt	$556.3			$575.2
 (1) Effective rate includes the effect of the amortization of debt issuance costs and, where applicable, the original issue discount.

HG Global Senior Notes

On April 29, 2022, HG Global received the proceeds from the issuance of its $150.0 million face value floating rate secured senior notes (the “HG Global Senior Notes”). The HG Global Senior Notes, which mature in April 2032, accrue interest at a floating rate equal to the three-month Secured Overnight Financing Rate (“SOFR”) plus 6.3% per annum. Subsequent to the five-year anniversary of the funding date, absent the occurrence of an early amortization trigger event, HG Global will be required to make payments of principal on a quarterly basis totaling $15.0 million annually. Upon the occurrence of an early amortization trigger event, HG Global is required to use all available cash flow to repay the notes. Early amortization trigger events include scenarios in which HG Re is effectively in runoff. HG Global has the option to redeem, in whole or in part, the HG Global Senior Notes after the five-year anniversary of the funding date at the outstanding principal amount plus accrued interest.
On June 16, 2022, HG entered into an interest rate cap agreement, effective on July 25, 2022, to limit its exposure to the risk of interest rate increases on the HG Global Senior Notes. The notional amount of the interest rate cap is $150.0 million and the termination date is July 25, 2025. See Note 9 — “Derivatives.”
The HG Global Senior Notes require HG Global to maintain an interest reserve account of eight times the interest accrued for the most recent quarterly interest period. As of March 31, 2023, the fair value of the interest reserve account, which is included in short-term investments, is $31.6 million.
The HG Global Senior Notes are secured by the capital stock and other equity interests of HG Global’s subsidiaries, the interest reserve account, and all cash and non-cash proceeds from such collateral. The HG Global Senior Notes contain various affirmative and negative covenants that White Mountains considers to be customary for such borrowings.
If the payment of principal and interest under the HG Global Senior Notes becomes subject to tax withholding on behalf of a relevant governmental authority for certain indemnified taxes, the HG Global Senior Notes require the payment of additional amounts such that the amount received by the noteholders is the same as would have been received absent the tax withholding being imposed. The HG Global Senior Notes require the payment of additional interest of 1.0% per annum if the HG Global Senior Notes receive a non-investment grade rating or are no longer rated. As of March 31, 2023, the HG Global Senior Notes had an investment grade rating.
As of March 31, 2023, the HG Global Senior Notes had an outstanding balance of $150.0 million.

Ark Subordinated Notes

In March 2007, GAIL issued $30.0 million face value of floating rate unsecured junior subordinated deferrable interest notes to Alesco Preferred Funding XII Ltd., Alesco Preferred Funding XIII Ltd. and Alesco Preferred Funding XIV Ltd (the “Ark 2007 Subordinated Notes”). The Ark 2007 Subordinated Notes, which mature in June 2037, accrue interest at a floating rate equal to the three-month U.S. London Inter-Bank Offered Rate (“LIBOR”) plus 4.6% per annum. As of March 31, 2023, the Ark 2007 Subordinated Notes had an outstanding balance of $30.0 million.
In the third quarter of 2021, GAIL issued $163.3 million face value floating rate unsecured subordinated notes at par in three separate transactions for proceeds of $157.8 million, net of debt issuance costs (collectively, the “Ark 2021 Subordinated Notes”). The Ark 2021 Subordinated Notes were issued in private placement offerings that were exempt from the registration requirements of the Securities Act of 1933. On July 13, 2021, Ark issued €39.1 million ($46.3 million based upon the foreign exchange spot rate as of the date of the transaction) face value floating rate unsecured subordinated notes (“Ark 2021 Subordinated Notes Tranche 1”). The Ark 2021 Subordinated Notes Tranche 1, which mature in July 2041, accrue interest at a floating rate equal to the three-month Euro Interbank Offered Rate (“EURIBOR”) plus 5.75% per annum. On August 11, 2021, Ark issued $47.0 million face value floating rate unsecured subordinated notes (“Ark 2021 Subordinated Notes Tranche 2”). The Ark 2021 Subordinated Notes Tranche 2, which mature in August 2041, accrue interest at a floating rate equal to the three-month U.S. LIBOR plus 5.75% per annum. On September 8, 2021, Ark issued $70.0 million face value floating rate unsecured subordinated notes (“Ark 2021 Subordinated Notes Tranche 3”). The Ark 2021 Subordinated Notes Tranche 3, which mature in September 2041, accrue interest at a floating rate equal to the three-month U.S. LIBOR plus 6.1% per annum. On the ten-year anniversary of the issue dates, the interest rate for the Ark 2021 Subordinated Notes will increase by 1.0% per annum. Ark has the option to redeem, in whole or in part, the Ark 2021 Subordinated Notes ahead of contractual maturity at the outstanding principal amounts plus accrued interest at the ten-year anniversary or any subsequent interest payment date.
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
If the payments of principal and interest under the Ark 2021 Subordinated Notes become subject to tax withholding on behalf of Bermuda or any political subdivision there, the Ark 2021 Subordinated Notes require the payment of additional amounts such that the amount received by the noteholders is the same as would have been received absent the tax withholding being imposed. The Ark 2021 Subordinated Notes Tranche 3 require the payment of additional interest of 1.0% per annum upon the occurrence of a premium load event until such event is remedied. Premium load events include the failure to meet payment obligations of the Ark 2021 Subordinated Notes Tranche 3 when due, failure of GAIL to maintain an investment grade credit rating, failure to maintain 120% of GAIL’s Bermuda solvency capital requirement, failure of GAIL to maintain a debt to capital ratio below 40%, late filing of GAIL’s or Ark’s financial information, and making a restricted payment or distribution on GAIL’s common stock or other securities that rank junior or pari passu with the Ark 2021 Subordinated Notes Tranche 3 when a different premium load event exists or will be caused by the restricted payment. As of March 31, 2023, there were no premium load events.
As of March 31, 2023, the Ark 2021 Subordinated Notes Tranche 1 had an outstanding balance of €39.1 million ($42.0 million based upon the foreign exchange spot rate as of March 31, 2023), the Ark 2021 Subordinated Notes Tranche 2 had an outstanding balance of $47.0 million, and the Ark 2021 Subordinated Notes Tranche 3 had an outstanding balance of $70.0 million.
The Ark Subordinated Notes contain various affirmative and negative covenants that White Mountains considers to be customary for such borrowings.

Ark Standby Letter of Credit Facilities

In December 2021, Ark entered into two uncommitted secured standby letter of credit facility agreements to support the continued growth and expansion of its GAIL insurance and reinsurance operations. The standby letter of credit facility agreements were executed with ING Bank N.V., London Branch (the “ING LOC Facility”) with capacity of $50.0 million on an uncollateralized basis and with Citibank Europe Plc (the “Citibank LOC Facility”) with capacity of $100.0 million on a collateralized basis. In September 2022, Ark entered into an additional uncommitted standby letter of credit facility agreement with Lloyds Bank Corporate Markets PLC (the “Lloyds LOC Facility”) with capacity of $50.0 million on a collateralized basis.
As of March 31, 2023, the ING LOC Facility was undrawn. As of March 31, 2023, the Citibank LOC Facility had an outstanding balance of $92.3 million and short-term investments pledged as collateral of $106.3 million. As of March 31, 2023, the Lloyds LOC Facility had an outstanding balance of $35.0 million and short-term investments pledged as collateral of $37.8 million. Ark’s uncommitted secured standby letter of credit facility agreements contain various representations, warranties and covenants that White Mountains considers to be customary for such borrowings.

Kudu Credit Facility

On March 23, 2021, Kudu entered into a secured revolving credit facility (the “Kudu Credit Facility”) with Mass Mutual to repay its prior credit facility and to fund new investments and related transaction expenses. The maximum borrowing capacity of the Kudu Credit Facility is $300.0 million. The Kudu Credit Facility matures on March 23, 2036.
Interest on the Kudu Credit Facility accrues at a floating interest rate equal to the greater of the three month LIBOR or 0.25% plus, in each case, 4.30%. The Kudu Credit Facility requires Kudu to maintain an interest reserve account, which is included in restricted cash. As of March 31, 2023, the interest reserve account had a balance of $13.0 million. The Kudu Credit Facility requires Kudu to maintain a ratio of the outstanding balance to the sum of the fair market value of Kudu’s Participation Contracts and cash held in certain accounts (the “LTV Percentage”) of less than 50% in years 0-3, 40% in years 4-6, 25% in years 7-8, 15% in years 9-10, and 0% thereafter. As of March 31, 2023, Kudu had a 28.8% LTV Percentage.
Kudu may borrow undrawn balances within the initial three-year availability period, subject to customary terms and conditions, to the extent the amount borrowed under the Kudu Credit Facility does not exceed the borrowing base, which is equal to 35% of the fair value of Kudu’s qualifying Participation Contracts. When considering the fair value of Kudu’s qualifying Participation Contracts as of March 31, 2023, the available undrawn balance was $47.4 million.

The following table presents the change in debt under the Kudu Credit Facility for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
Millions	2023	2022
Kudu Credit Facility
Beginning balance	$215.2	$225.4
Term loans
Borrowings	—	—
Repayments	(16.9)	—
Ending balance	$198.3	$225.4

The Kudu Credit Facility is secured by all property of the loan parties and contains various affirmative and negative covenants that White Mountains considers to be customary for such borrowings.

Other Operations Debt

As of March 31, 2023, White Mountains’s Other Operations had debt with an outstanding balance of $34.3 million, which consisted of four secured credit facilities (collectively, “Other Operations debt”).

Compliance

At March 31, 2023, White Mountains was in compliance, in all material respects, with all of the covenants under its debt instruments.

Note 8.  Income Taxes

The Company and its Bermuda domiciled subsidiaries are not subject to Bermuda income tax under current Bermuda law. In the event there is a change in the current law such that taxes are imposed, the Bermuda Exempted Undertakings Tax Protection Act of 1966 states that the Company and its Bermuda domiciled subsidiaries would be exempt from such tax until March 31, 2035. The Company has subsidiaries and branches that operate in various other jurisdictions around the world and are subject to tax in the jurisdictions in which they operate.  As of March 31, 2023, the primary jurisdictions in which the Company’s subsidiaries and branches were subject to tax include Ireland, Israel, Luxembourg, the United Kingdom and the United States.
White Mountains’s income tax expense related to pre-tax income from continuing operations for the three months ended March 31, 2023 represented an effective tax rate of 6.0%. The effective tax rate was different from the U.S. statutory rate of 21.0%, driven primarily by full year forecasted income in jurisdictions with lower tax rates than the United States.
White Mountains’s income tax benefit related to pre-tax loss from continuing operations for the three months ended March 31, 2022 represented an effective tax rate of 18.2%. The effective tax rate was different from the U.S. statutory rate of 21.0%, driven primarily by income in jurisdictions with lower tax rates than the United States and a decrease in the full valuation allowance on net deferred tax assets in certain U.S. operations within Other Operations, partially offset by an increase in the full valuation allowance at BAM and state income taxes.
On April 1, 2023, the U.K. corporate tax rate increased from 19.0% to 25.0%.
On August 16, 2022, the U.S. enacted the Inflation Reduction Act (the “IRA”). White Mountains has evaluated the tax provisions of the IRA, the most significant of which relate to the corporate alternative minimum tax and the tax on share repurchases, and does not expect the legislation to have a material impact on the results of its operations.
In arriving at the effective tax rate for the three months ended March 31, 2023 and 2022, White Mountains forecasted all income and expense items including the change in unrealized investment gains (losses) and realized investment gains (losses) for the years ending December 31, 2023 and 2022.
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
HG paid initial premiums of $3.3 million for the interest rate cap. Under the terms of the interest rate cap agreement, if the current three-month SOFR rate at the measurement date exceeds 3.5%, HG will receive payments from the counterparty equal to the difference between the three-month SOFR rate on the determination date and 3.5%, multiplied by the notional amount of the cap based on the number of days in the quarter. As of March 31, 2023, the three-month SOFR rate was 4.9%.
HG accounts for the interest rate cap as a derivative at fair value, with changes in fair value recognized in current period earnings within interest expense. For the three months ended March 31, 2023, White Mountains recognized a loss of $0.7 million related to the change in fair value on the interest rate cap within interest expense. For the three months ended March 31, 2023, White Mountains received a payment of $0.2 million related to the periodic settlement of the interest rate cap. As of March 31, 2023 and December 31, 2022, the estimated fair value of the interest rate cap recorded in other assets was $3.4 million and $4.1 million. White Mountains classifies the interest rate cap as a Level 2 measurement.

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
In 2018, Fidus Re was initially capitalized by the issuance of $100.0 million of insurance-linked securities (the “Fidus Re 2018 Agreement”), which have an initial term of 12 years and are callable five years after the date of issuance. The proceeds from issuance were placed in a collateral trust supporting Fidus Re’s obligations to BAM. Under the Fidus Re 2018 Agreement, Fidus Re reinsures 90% of aggregate losses exceeding $165.0 million on a portion of BAM’s financial guarantee portfolio (the “2018 Covered Portfolio”) up to a total reimbursement of $100.0 million. The Fidus Re 2018 Agreement does not provide coverage for losses in excess of $276.1 million. The 2018 Covered Portfolio consists of approximately 26% of BAM’s gross par outstanding as of March 31, 2023.
In 2021, Fidus Re issued an additional $150.0 million of insurance-linked securities (the “Fidus Re 2021 Agreement”), which have an initial term of 12 years and are callable five years after the date of issuance. The proceeds from issuance were placed in a collateral trust supporting Fidus Re’s obligations to BAM. Under the Fidus Re 2021 Agreement, Fidus Re reinsures 90% of aggregate losses exceeding $135.0 million on a portion of BAM’s financial guarantee portfolio (the “2021 Covered Portfolio”) up to a total reimbursement of $150.0 million. The Fidus Re 2021 Agreement does not provide coverage for losses in excess of $301.7 million. The 2021 Covered Portfolio consists of approximately 31% of BAM’s gross par outstanding as of March 31, 2023.
In 2022, Fidus Re issued an additional $150.0 million of insurance linked securities (the “Fidus Re 2022 Agreement”), which have an initial term of 12 years and are callable seven years after the date of issuance. The proceeds from issuance were placed in a collateral trust supporting Fidus Re’s obligations to BAM. Under the Fidus Re 2022 Agreement, Fidus Re reinsures 90% of aggregate losses exceeding $110.0 million on a portion of BAM’s financial guarantee portfolio (the “2022 Covered Portfolio”) up to a total reimbursement of $150.0 million. The Fidus Re 2022 Agreement does not provide coverage for losses in excess of $276.7 million. The 2022 Covered Portfolio consists of approximately 32% of BAM’s gross par outstanding as of March 31, 2023.
The Fidus Re agreements are accounted for using deposit accounting and any related financing expenses are recorded in general and administrative expenses as they do not meet the risk transfer requirements necessary to be accounted for as reinsurance.

XOLT
In January 2020, BAM entered into an excess of loss reinsurance agreement (the “XOLT”) with HG Re. Under the XOLT, HG Re provides last dollar protection for exposures on municipal bonds insured by BAM in excess of the New York State Department of Financial Services (“NYDFS”) single issuer limits. As of March 31, 2023, the XOLT is subject to an aggregate limit equal to the lesser of $125.0 million or the assets held in the supplemental collateral trust (the “Supplemental Trust”) at any point in time. The agreement is accounted for using deposit accounting and any related financing expenses are recorded in general and administrative expenses as the agreement does not meet the risk transfer requirements necessary to be accounted for as reinsurance.

Collateral Trusts

HG Re’s obligations under the FLRT are subject to an aggregate limit equal to the assets in two collateral trusts, the Supplemental Trust and the Regulation 114 Trust (together, the “Collateral Trusts”), at any point in time.
On a monthly basis, BAM deposits cash equal to ceded premiums, net of ceding commissions, due to HG Re under the FLRT directly into the Regulation 114 Trust. The Regulation 114 Trust target balance is equal to HG Re’s unearned premiums and unpaid loss and LAE reserves, if any. If, at the end of any quarter, the Regulation 114 Trust balance is below the target balance, funds will be withdrawn from the Supplemental Trust and deposited into the Regulation 114 Trust in an amount equal to the shortfall. If, at the end of any quarter, the Regulation 114 Trust balance is above 102% of the target balance, funds will be withdrawn from the Regulation 114 Trust and deposited into the Supplemental Trust. The Regulation 114 Trust balance as of March 31, 2023 and December 31, 2022 was $300.8 million and $288.6 million.
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
As the BAM Surplus Notes are repaid over time, the BAM Surplus Notes will be replaced in the Supplemental Trust by cash and fixed income securities. The Supplemental Trust balance as of March 31, 2023 and December 31, 2022 was $579.9 million and $568.3 million.
As of March 31, 2023 and December 31, 2022, the Collateral Trusts held assets of $880.7 million and $856.9 million, which included $520.6 million and $503.3 million of cash and investments, $340.0 million and $340.0 million of BAM Surplus Notes and $20.1 million and $13.6 million of interest receivable on the BAM Surplus Notes.

BAM Surplus Notes

Through 2024, the interest rate on the BAM Surplus Notes is a variable rate equal to the one-year U.S. Treasury rate plus 300 basis points, set annually. During 2023, the interest rate on the BAM Surplus Notes is 7.7%. Beginning in 2025, the interest rate will be fixed at the higher of the then current variable rate or 8.0%. Under its agreements with HG Global, BAM is required to seek regulatory approval to pay principal and interest on the BAM Surplus Notes only to the extent that its remaining qualified statutory capital and other capital resources continue to support its outstanding obligations, its business plan and its “AA/stable” rating from Standard & Poor’s. No payment of principal or interest on the BAM Surplus Notes may be made without the approval of the NYDFS.
In December 2022, BAM made a $36.0 million cash payment of principal and interest on the BAM Surplus Notes held by HG Global. Of this payment, $24.6 million was a repayment of principal held in the Supplemental Trust, $1.0 million was a payment of accrued interest held in the Supplemental Trust and $10.4 million was a payment of accrued interest held outside the Supplemental Trust.
During the three months ended March 31, 2023 and 2022, BAM made no repayments of the BAM Surplus Notes or accrued interest.
As of March 31, 2023 and December 31, 2022, the principal balance on the BAM Surplus Notes was $340.0 million for both periods and total interest receivable on the BAM Surplus Notes was $164.5 million and $157.9 million.

Insured Obligations and Premiums

The following table presents a schedule of BAM’s insured obligations as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Contracts outstanding	13,607	13,382
Remaining weighted average contract period (in years)	10.8	10.8
Contractual debt service outstanding (in millions):
Principal	$101,785.7	$99,996.9
Interest	49,801.9	48,880.6
Total debt service outstanding	$151,587.6	$148,877.5

Gross unearned insurance premiums (in millions)	$299.8	$298.3

The following table presents a schedule of BAM’s future premium revenues as of March 31, 2023:

Millions	March 31, 2023
April 1, 2023 - December 31, 2023	$20.9
January 1, 2024 - March 31, 2024	6.8
April 1, 2024 - June 30, 2024	6.7
July 1, 2024 - September 30, 2024	6.5
October 1, 2024 - December 31, 2024	6.4
Total 2024	26.4
2025	24.7
2026	23.1
2027	21.5
2028	19.8
2029 and thereafter	163.4
Total gross unearned insurance premiums	$299.8

The following table presents a schedule of written premiums and earned premiums included in the HG Global/BAM segment for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
Millions	2023	2022
Written premiums:
Direct	$9.2	$9.4
Assumed	—	—
Gross written premiums (1)	$9.2	$9.4
Earned premiums:
Direct	$7.0	$7.6
Assumed	.7	.8
Gross earned premiums (1)	$7.7	$8.4
(1) There are no ceded premium amounts in the periods presented, and gross earned premiums are equivalent to net written premiums and net earned premiums.

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
The following table presents the Company’s computation of earnings per share from continuing operations for the three months ended March 31, 2023 and 2022. See Note 19 — “Held for Sale and Discontinued Operations.”

	Three Months Ended March 31,
	2023	2022
Basic and diluted earnings per share numerators (in millions):
Net income (loss) attributable to White Mountains’s common shareholders	$179.5	$33.4
Less: total income (loss) from discontinued operations, net of tax (1)	—	3.7
Less: net (income) loss from discontinued operations attributable to noncontrolling interests	—	(.1)
Net income (loss) from continuing operations attributable to White Mountains’s common shareholders	179.5	29.8
Allocation of (earnings) losses to participating restricted common shares (2)	(2.2)	(.3)
Basic and diluted earnings (losses) per share numerators	$177.3	$29.5
Basic earnings per share denominators (in thousands):
Total average common shares outstanding during the period	2,569.9	3,006.2
Average unvested restricted common shares (3)	(31.1)	(29.6)
Basic earnings (losses) per share denominator	2,538.8	2,976.6
Diluted earnings per share denominator (in thousands):
Total average common shares outstanding during the period	2,569.9	3,006.2
Average unvested restricted common shares (3)	(31.1)	(29.6)
Diluted earnings (losses) per share denominator	2,538.8	2,976.6
Basic and diluted earnings per share (in dollars) - continuing operations:
Distributed earnings - dividends declared and paid	$1.00	$1.00
Undistributed earnings (losses)	68.83	8.90
Basic and diluted earnings (losses) per share	$69.83	$9.90
(1) Includes net income (loss) from discontinued operations, net of tax - NSM Group. See Note 19 — “Held for Sale and Discontinued Operations.”
(2) Restricted shares issued by White Mountains receive dividends, and therefore, are considered participating securities.
(3) Restricted shares outstanding vest upon a stated date. See Note 12 — “Employee Share-Based Incentive Compensation Plans.”

The following table presents the undistributed net earnings (losses) from continuing operations for the three months ended March 31, 2023 and 2022. See Note 19 — “Held for Sale and Discontinued Operations.”

	Three Months Ended March 31,
Millions	2023	2022
Undistributed net earnings - continuing operations:
Net income (loss) attributable to White Mountains’s common shareholders, net of restricted common share amounts	$177.3	$29.5
Dividends declared, net of restricted common share amounts (1)	(2.5)	(3.0)
Total undistributed net earnings (losses), net of restricted common share amounts	$174.8	$26.5
(1) Restricted shares issued by White Mountains receive dividends, and therefore, are considered participating securities.

Note 12. Employee Share-Based Incentive Compensation Plans

White Mountains’s share-based incentive compensation plans are designed to incentivize key employees to maximize shareholder value over long periods of time. White Mountains believes that this is best pursued by utilizing a pay-for-performance program that closely aligns the financial interests of management with those of its shareholders while rewarding appropriate risk taking. White Mountains accomplishes this by emphasizing variable long-term compensation that is contingent on performance over a number of years rather than fixed entitlements. White Mountains expenses all its share-based compensation. As a result, White Mountains’s calculation of its owners’ returns includes the expense of all outstanding share-based compensation awards.
White Mountains’s Long-Term Incentive Plan (the “WTM Incentive Plan”) provides for grants of various types of share-based and non-share-based incentive awards to key employees and directors of White Mountains. As of March 31, 2023 and 2022, White Mountains’s share-based incentive compensation awards consist of performance shares and restricted shares.

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
The following table presents the performance share activity for the three months ended March 31, 2023 and 2022 for performance shares granted under the WTM Incentive Plan:

	Three Months Ended March 31,
	2023		2022
$ in Millions	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	39,449	$67.5	40,828	$42.2
Shares paid (1)	(13,350)	(40.8)	(14,625)	(26.4)
New grants	10,895	—	13,075	—
Forfeitures and cancellations (2)	37	.4	24	.3
Expense recognized	—	9.3	—	5.8
End of period	37,031	$36.4	39,302	$21.9
(1) WTM performance share payments in 2023 for the 2020-2022 performance cycle, which were paid in March 2023 at 200% of target.
WTM performance share payments in 2022 for the 2019-2021 performance cycle, which were paid in March 2022 at 172% of target.
(2) Amounts include changes in assumed forfeitures, as required under GAAP.

During the three months ended March 31, 2023, White Mountains granted 10,895 performance shares for the 2023-2025 performance cycle. During the three months ended March 31, 2022, White Mountains granted 13,075 performance shares for the 2022-2024 performance cycle.
For the 2020-2022 performance cycle, all performance shares earned were settled in cash. For the 2019-2021 performance cycle, the Company issued common shares for 750 performance shares earned, and all other performance shares earned were settled in cash. If the outstanding performance shares had vested on March 31, 2023, the total additional compensation cost to be recognized would have been $44.6 million, based on accrual factors as of March 31, 2023 (common share price and payout assumptions).

The following table presents performance shares outstanding and accrued expense for performance shares awarded under the WTM Incentive Plan as of March 31, 2023 for each performance cycle:

	March 31, 2023
$ in Millions	Target Performance Shares Outstanding	Accrued Expense
Performance cycle:
2021 – 2023	13,475	$22.6
2022 – 2024	13,225	14.0
2023 – 2025	10,895	.4
Sub-total	37,595	37.0
Assumed forfeitures	(564)	(.6)
Total	37,031	$36.4

Restricted Shares

Restricted shares are grants of a specified number of common shares that generally vest at the end of a 34-month service period. The following table presents the unrecognized compensation cost associated with the outstanding restricted share awards under the WTM Incentive Plan for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023		2022
$ in Millions	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value
Non-vested,
Beginning of period	38,350	$15.5	37,850	$15.9
Issued	10,895	16.0	13,075	13.6
Vested	(11,650)	—	(12,725)	—
Forfeited	—	—	—	—
Expense recognized	—	(3.2)	—	(3.0)
End of period	37,595	$28.3	38,200	$26.5

During the three months ended March 31, 2023, White Mountains issued 10,895 restricted shares that vest on January 1, 2026. During the three months ended March 31, 2022, White Mountains issued 13,075 restricted shares that vest on January 1, 2025. The unamortized issue date fair value as of March 31, 2023 is expected to be recognized ratably over the remaining vesting periods.

Note 13. Noncontrolling Interests

Noncontrolling interests consist of the ownership interests of noncontrolling shareholders in consolidated entities and are presented separately on the balance sheet.
The following table presents the balance of noncontrolling interests included in White Mountains’s total equity and the related percentage of each consolidated entity’s total equity owned by noncontrolling shareholders as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
$ in Millions	Noncontrolling Percentage (1)	Noncontrolling Equity	Noncontrolling Percentage (1)	Noncontrolling Equity
Noncontrolling interests, excluding BAM
HG Global	3.1%	$(.3)	3.1%	$(.6)
Ark	28.0%	251.3	28.0%	247.9
Kudu	10.8%	81.3	10.8%	75.1
Other	various	10.3	various	20.4
Total, excluding BAM		342.6		342.8
BAM	100.0%	(152.2)	100.0%	(154.7)
Total noncontrolling interests		$190.4		$188.1
(1) The noncontrolling percentage represents the basic ownership interests held by noncontrolling shareholders with the exception of HG Global, for which the noncontrolling percentage represents the preferred share ownership held by noncontrolling shareholders.

Note 14. Segment Information

As of March 31, 2023, White Mountains conducted its operations through three reportable segments: (1) HG Global/BAM, (2) Ark/WM Outrigger, and (3) Kudu, with our remaining operating businesses, holding companies and other assets included in Other Operations. White Mountains has made its segment determination based on consideration of the following criteria: (i) the nature of the business activities of each of the Company’s subsidiaries and affiliates; (ii) the manner in which the Company’s subsidiaries and affiliates are organized; (iii) the existence of primary managers responsible for specific subsidiaries and affiliates; and (iv) the organization of information provided to the chief operating decision makers and the Board of Directors. Significant intercompany transactions among White Mountains’s segments have been eliminated herein.
During the fourth quarter of 2022, Ark sponsored the formation of Outrigger Re Ltd. to provide reinsurance protection on Ark’s Bermuda global property catastrophe excess of loss portfolio written in calendar year 2023. White Mountains consolidates its segregated account of Outrigger Re Ltd., WM Outrigger Re, in its financial statements. WM Outrigger Re’s quota share reinsurance agreement with GAIL eliminates in White Mountains’s consolidated financial statements. WM Outrigger Re exclusively provides reinsurance protection to Ark. As a result, WM Outrigger Re was aggregated with Ark within the Ark/WM Outrigger segment starting in 2023. See Note 2 — “Significant Transactions.” As a result of the NSM Transaction, the results of operations for NSM, previously reported as a segment, have been classified as discontinued operations in the statements of operations and comprehensive income through the closing of the transaction. See Note 19 — “Held for Sale and Discontinued Operations.” Prior period amounts have been reclassified to conform to the current period’s presentation.

The following tables present the financial information for White Mountains’s segments for the three months ended March 31, 2023 and 2022:

Millions	HG Global/BAM		Ark/WM Outrigger
	HG Global	BAM (1)	Ark	WM Outrigger Re	Kudu	Other Operations	Total
Three Months Ended March 31, 2023
Earned insurance premiums	$6.4	$1.3	$249.9	$5.2	$—	$—	$262.8
Net investment income	4.0	3.2	8.4	2.2	14.2	7.0	39.0
Net investment income (expense) - BAM Surplus Note interest	6.6	(6.6)	—	—	—	—	—
Net realized and unrealized investment gains (losses)	7.9	9.1	24.5	—	29.6	41.8	112.9
Net realized and unrealized investment gains (losses) from investment in MediaAlpha	—	—	—	—	—	85.2	85.2
Commission revenues	—	—	—	—	—	3.3	3.3
Other revenues	—	.8	(2.7)	—	—	30.6	28.7
Total revenues	24.9	7.8	280.1	7.4	43.8	167.9	531.9
Loss and loss adjustment expenses	—	—	147.6	.2	—	—	147.8
Acquisition expenses	1.8	.9	58.9	.9	—	—	62.5
Cost of sales	—	—	—	—	—	13.9	13.9
General and administrative expenses	1.1	16.2	35.1	.1	3.8	39.7	96.0
Change in fair value of contingent consideration	—	—	(2.4)	—	—	—	(2.4)
Interest expense	4.5	—	5.0	—	4.7	.8	15.0
Total expenses	7.4	17.1	244.2	1.2	8.5	54.4	332.8
Pre-tax income (loss) from continuing operations	$17.5	$(9.3)	$35.9	$6.2	$35.3	$113.5	$199.1
(1) BAM manages its affairs on a statutory accounting basis. BAM’s statutory surplus includes the BAM Surplus Notes and is not reduced by accruals of interest expense on the BAM Surplus Notes. BAM’s statutory surplus is reduced only after a payment of principal or interest has been approved by the NYDFS.

Millions	HG Global/BAM		Ark/WM Outrigger		Other Operations
	HG Global	BAM (1)	Ark	Kudu		Total
Three Months Ended March 31, 2022
Earned insurance premiums	$6.9	$1.5	$194.4	$—	$—	$202.8
Net investment income	2.1	2.5	1.6	12.6	1.8	20.6
Net investment income (expense) - BAM Surplus Note interest	2.9	(2.9)	—	—	—	—
Net realized and unrealized investment gains (losses)	(23.5)	(21.6)	(17.5)	22.3	31.9	(8.4)
Net realized and unrealized investment gains (losses) from investment in MediaAlpha	—	—	—	—	18.8	18.8
Commission revenues	—	—	—	—	2.9	2.9
Other revenues	.1	.7	(2.8)	—	25.7	23.7
Total revenues	(11.5)	(19.8)	175.7	34.9	81.1	260.4
Losses and loss adjustment expenses	—	—	122.0	—	—	122.0
Acquisition expenses	2.6	.4	49.9	—	—	52.9
Cost of sales	—	—	—	—	21.4	21.4
General and administrative expenses	.7	15.6	21.0	2.8	29.8	69.9
Change in fair value of contingent consideration	—	—	2.1	—	—	2.1
Interest expense	—	—	3.8	2.8	.3	6.9
Total expenses	3.3	16.0	198.8	5.6	51.5	275.2
Pre-tax income (loss) from continuing operations	$(14.8)	$(35.8)	$(23.1)	$29.3	$29.6	$(14.8)
(1) BAM manages its affairs on a statutory accounting basis. BAM’s statutory surplus includes the BAM Surplus Notes and is not reduced by accruals of interest expense on the BAM Surplus Notes. BAM’s statutory surplus is reduced only after a payment of principal or interest has been approved by the NYDFS.

Note 15. Variable Interest Entities

BAM

BAM is owned by and operated for the benefit of its members, the municipalities that purchase BAM’s insurance for their debt issuances. However, the equity at risk funded by BAM’s members is not sufficient to fund its operations without the additional financial support provided by the BAM Surplus Notes and accordingly, White Mountains has determined that BAM is a VIE.
Pursuant to the FLRT, BAM’s underwriting guidelines may only be amended with the consent of HG Re. In addition, HG Holdings Ltd, a subsidiary of HG Global, has the right to designate two directors for election to BAM’s Board of Directors. As a result, we have determined that White Mountains is the primary beneficiary and is required to consolidate BAM’s results in its financial statements. Since BAM is owned by its members, its equity and results of operations are included in noncontrolling interests.
HG Re’s obligations under the FLRT are subject to an aggregate limit equal to the assets in the Collateral Trusts at any point in time.

WM Outrigger Re

White Mountains has determined that Outrigger Re Ltd. and WM Outrigger Re are VIEs. White Mountains is not the primary beneficiary of Outrigger Re Ltd. or the other segregated accounts. White Mountains is the primary beneficiary of WM Outrigger Re, as it has both the power to direct the activities that most significantly impact WM Outrigger Re’s economic performance and the obligation to absorb losses, or the right to receive returns, that could potentially be significant to WM Outrigger Re. As a result, White Mountains consolidates WM Outrigger Re’s results in its financial statements. The assets of WM Outrigger Re can only be used to settle the liabilities of WM Outrigger Re, and there is no recourse to the Company for any creditors of WM Outrigger Re.

PassportCard/DavidShield

As of March 31, 2023, White Mountains’s ownership interest in PassportCard/DavidShield was 53.8%. White Mountains has determined that both PassportCard and DavidShield are VIEs but that White Mountains is not the primary beneficiary and therefore does not consolidate either PassportCard or DavidShield. The governance structures for both PassportCard and DavidShield were designed to give White Mountains and its co-investor equal power to make the decisions that most significantly impact operations. White Mountains does not have the unilateral power to direct the operations of PassportCard or DavidShield and does not hold a controlling financial interest. White Mountains’s ownership interest gives White Mountains the ability to exert significant influence over the significant financial and operating activities of PassportCard/DavidShield. Accordingly, White Mountains’s investment in PassportCard/DavidShield meets the criteria to be accounted for under the equity method. White Mountains has taken the fair value option for its investment in PassportCard/DavidShield. Changes in the fair value of PassportCard/DavidShield are recorded in net realized and unrealized investment gains (losses). As of March 31, 2023, White Mountains’s maximum exposure to loss on its equity investment in PassportCard/DavidShield and the non-interest-bearing loan to its partner is the total carrying value of $149.7 million.

Elementum

As of March 31, 2023, White Mountains’s ownership interest in Elementum was 26.6%. White Mountains has determined that Elementum is a VIE but that White Mountains is not the primary beneficiary and therefore does not consolidate Elementum. White Mountains’s ownership interest gives White Mountains the ability to exert significant influence over the significant financial and operating activities of Elementum. Accordingly, Elementum meets the criteria to be accounted for under the equity method. White Mountains has taken the fair value option for its investment in Elementum. Changes in the fair value of Elementum are recorded in net realized and unrealized investment gains (losses). As of March 31, 2023, White Mountains’s maximum exposure to loss on its limited partnership interest in Elementum is the carrying value of $30.0 million.

Limited Partnerships

White Mountains’s investments in limited partnerships are generally considered VIEs because the limited partnership interests do not have substantive kick-out rights or participating rights. White Mountains does not have the unilateral power to direct the operations of these limited partnerships, and therefore White Mountains is not the primary beneficiary and does not consolidate the limited partnerships. White Mountains has taken the fair value option for its investments in limited partnerships, which are generally measured at NAV as a practical expedient. As of March 31, 2023, White Mountains’s maximum exposure to loss on its investments in limited partnerships is the carrying value of $159.4 million.

Note 16. Equity Method Eligible Investments

White Mountains’s equity method eligible investments include Kudu’s Participation Contracts, White Mountains’s investment in MediaAlpha, PassportCard/DavidShield, Elementum Holdings, L.P. and certain other unconsolidated entities, private equity funds and hedge funds in which White Mountains has the ability to exert significant influence over the investee’s operating and financial policies.
The following table presents the ownership interests and carrying values of White Mountains’s equity method eligible investments as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
$ in Millions	Ownership Interest (1)	Carrying Value	Ownership Interest (1)	Carrying Value
Kudu’s Participation Contracts (1)	4.1% - 30.0%	$683.2	4.1% - 30.0%	$695.9
Investment in MediaAlpha	26.8%	253.8	27.1%	168.6
PassportCard/DavidShield	53.8%	140.0	53.8%	135.0
Elementum Holdings, L.P.	26.6%	30.0	29.7%	30.0
Other equity method eligible investments, at fair value	Under 50.0%	180.8	Under 50.0%	84.4
Other equity method eligible investments, at fair value	50.0% and over	10.5	50.0% and over	—
(1) Ownership interest generally references basic ownership interest with the exception of Kudu’s Participation Contracts, which are noncontrolling equity interests in the form of revenue and earnings participation contracts.

For the three months ended March 31, 2023 and 2022, White Mountains received dividend and income distributions from equity method eligible investments of $7.7 million and $13.1 million, which were recorded within net investment income in the consolidated statements of operations.

Note 17. Fair Value of Financial Instruments

    White Mountains records its financial instruments at fair value with the exception of debt obligations, which are recorded as debt at face value less unamortized original issue discount. See Note 7 — “Debt.”
    The following table presents the fair value and carrying value of these financial instruments as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
Millions	Fair Value	Carrying Value	Fair Value	Carrying Value
HG Global Senior Notes	$158.8	$146.6	$155.7	$146.5
Ark 2007 Subordinated Notes	$29.2	$30.0	$28.4	$30.0
Ark 2021 Subordinated Notes	$165.5	$154.5	$163.1	$153.7
Kudu Credit Facility	$208.2	$191.6	$223.9	$208.3
Other Operations debt	$35.4	$33.6	$38.2	$36.7

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
Net Income (Loss) from Discontinued Operations

The following table summarizes the results of operations, including related income taxes associated with the businesses classified as discontinued operations for the three months ended March 31, 2022:

Millions	Three Months Ended March 31, 2022
Revenues
Commission revenues	$70.1
Other revenues	18.4
Total revenues	88.5
Expenses
General and administrative expenses	54.0
Broker commission expenses	20.6
Change in fair value of contingent consideration	.1
Amortization of other intangible assets	9.1
Interest expense	2.1
Total expenses	85.9
Pre-tax income (loss) from discontinued operations	2.6
Income tax (expense) benefit	1.1
Net income (loss) from discontinued operations, net of tax	3.7
Net (income) loss from discontinued operations attributable to noncontrolling interests	(.1)
Total income (loss) from discontinued operations attributable to White Mountains’s common shareholders	3.6
Other comprehensive income (loss) from discontinued operations, net of tax	(1.9)
Comprehensive income (loss) from discontinued operations	1.7
Other comprehensive income (loss) from discontinued operations attributable to noncontrolling interests	.1
Comprehensive income (loss) from discontinued operations attributable to White Mountains’s common shareholders	$1.8

Net Change in Cash from Discontinued Operations

The following table summarizes the net change in cash associated with the businesses classified as discontinued operations for the three months ended March 31, 2022:

Millions	Three Months Ended March 31, 2022
Net cash provided from (used for) operations	$4.4
Net cash provided from (used for) investing activities	7.3
Net cash used from (used for) financing activities	(10.3)
Effect of exchange rate changes on cash	.6
Net change in cash during the period	2.0
Cash balances at beginning of period (includes restricted cash of $89.2)	111.6
Cash balances at end of period (includes restricted cash of $90.2 )	113.6
Supplemental cash flows information:
Interest paid	$(2.9)
Net income tax payments	$—

Earnings Per Share from Discontinued Operations

White Mountains calculates earnings per share using the two-class method, which allocates earnings between common and unvested restricted common shares. Both classes of shares participate equally in earnings on a per share basis. Basic earnings per share amounts are based on the weighted average number of common shares outstanding adjusted for unvested restricted common shares. Diluted earnings per share amounts are also impacted by the net effect of potentially dilutive common shares outstanding. The following table presents the Company’s computation of earnings per share for discontinued operations for the three months ended March 31, 2022:

Three Months Ended March 31, 2022
Basic and diluted earnings per share numerators (in millions):
Net income (loss) attributable to White Mountains’s common shareholders	$33.4
Less: net income (loss) from continuing operations	(12.1)
Less: net (income) loss from continuing operations attributable to noncontrolling interests	41.9
Total gain (loss) from discontinued operations attributable to White Mountains’s common shareholders (1)	3.6
Allocation of earnings to participating restricted common shares (2)	—
Basic and diluted earnings per share numerators (3)	$3.6
Basic earnings per share denominators (in thousands):
Total average common shares outstanding during the period	3,006.2
Average unvested restricted common shares (4)	(29.6)
Basic earnings per share denominator	2,976.6
Diluted earnings per share denominator (in thousands):
Total average common shares outstanding during the period	3,006.2
Average unvested restricted common shares (4)	(29.6)
Diluted earnings per share denominator	2,976.6
Basic and diluted earnings (losses) per share (in dollars) - discontinued operations:	$1.20
(1) Includes net income (loss) from discontinued operations, net of tax - NSM Group
(2) Restricted shares issued by White Mountains receive dividends, and therefore, are considered participating securities.
(3) Net earnings attributable to White Mountains’s common shareholders, net of restricted share amounts, is equal to undistributed earnings for the three months ended March 31, 2022.
(4) Restricted shares outstanding vest upon a stated date. See Note 12 — “Employee Share-Based Incentive Compensation Plans.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains “forward-looking statements.” White Mountains intends statements that are not historical in nature, which are hereby identified as forward-looking statements, to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. White Mountains cannot promise that its expectations in such forward-looking statements will turn out to be correct. White Mountains’s actual results could be materially different from and worse than its expectations. See “FORWARD-LOOKING STATEMENTS” on page 65 for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements.
The following discussion also includes five non-GAAP financial measures: (i) adjusted book value per share, (ii) Kudu’s earnings before interest, taxes, depreciation and amortization (“EBITDA”), (iii) Kudu’s adjusted EBITDA, (iv) total consolidated portfolio returns excluding MediaAlpha, and (v) adjusted capital, that have been reconciled from their most comparable GAAP financial measures on page 63. White Mountains believes these measures to be useful in evaluating White Mountains’s financial performance and condition.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

Overview
White Mountains reported book value per share of $1,522 and adjusted book value per share of $1,567 as of March 31, 2023. Book value per share and adjusted book value per share both increased 5% in the first quarter of 2023, including dividends. The increases in book value per share and adjusted book value per share were driven primarily by investment returns, including MediaAlpha, and solid operating results at the operating companies. White Mountains reported book value per share of $1,183 and adjusted book value per share of $1,204 as of March 31, 2022. Book value per share and adjusted book value per share both increased 1% in the first quarter of 2022, including dividends.
During the first quarter of 2023, White Mountains repurchased and retired 18,623 of its common shares for $25 million at an average share price of $1,360.30, or 89% of White Mountains’s March 31, 2023 book value per share and 87% of White Mountains’s March 31, 2023 adjusted book value per share. As of March 31, 2023, White Mountains’s undeployed capital was approximately $720 million.
In the HG Global/BAM segment, gross written premiums and MSC collected totaled $21 million in first quarter of 2023 compared to $22 million in the first quarter of 2022. Total pricing was 73 basis points in the first quarter of 2023 compared to 63 basis points in first quarter of 2022. BAM insured municipal bonds with par value of $2.9 billion in the first quarter of 2023 compared to $3.5 billion in the first quarter of 2022. BAM’s total claims paying resources were $1,433 million as of March 31, 2023 compared to $1,423 million as of December 31, 2022 and $1,201 million as of March 31, 2022.
The Ark/WM Outrigger segment’s combined ratio was 92% in the first quarter of 2023. Ark/WM Outrigger reported gross written premiums of $809 million, net written premiums of $614 million and net earned premiums of $255 million in the first quarter of 2023. Ark/WM Outrigger reported pre-tax income of $42 million in the first quarter of 2023. Ark’s combined ratio was 94% in the first quarter of 2023 compared to 100% in the first quarter of 2022. Ark’s combined ratio in the first quarter of 2023 included three points of unfavorable prior year loss reserve development, primarily due to Winter Storm Elliot, compared to two points of favorable prior year loss reserve development in the first quarter of 2022. Ark’s combined ratio in the first quarter of 2023 included negligible catastrophe losses compared to 17 points of catastrophe losses, driven primarily by losses from the conflict in Ukraine, in the first quarter of 2022. Ark reported gross written premiums of $809 million, net written premiums of $570 million and net earned premiums of $250 million in the first quarter of 2023 compared to gross written premiums of $633 million, net written premiums of $544 million and net earned premiums of $194 million in the first quarter of 2022. Ark reported pre-tax income (loss) of $36 million in the first quarter of 2023 compared to $(23) million in first quarter of 2022. Ark’s results included net realized and unrealized investment gains (losses) of $25 million in the first quarter of 2023 compared to $(18) million in the first quarter of 2022. WM Outrigger Re’s combined ratio was 21% in the first quarter of 2023. WM Outrigger Re reported gross and net written premiums of $44 million and net earned premiums of $5 million in the first quarter of 2023.
Kudu reported total revenues of $44 million, pre-tax income of $35 million and adjusted EBITDA of $11 million in the first quarter of 2023 compared to total revenues of $35 million, pre-tax income of $29 million and adjusted EBITDA of $10 million in the first quarter of 2022. Kudu’s revenues and pre-tax income included $30 million of net realized and unrealized investment gains in the first quarter of 2023 compared to $22 million in the first quarter of 2022.
As of March 31, 2023, the market value of White Mountains’s investment in MediaAlpha was $254 million, which increased from $169 million as of December 31, 2022. As of March 31, 2023, MediaAlpha’s closing price was $14.98 per share, which increased from $9.95 as of December 31, 2022. Based on White Mountains’s ownership of 16.9 million shares of MediaAlpha as of March 31, 2023, each $1.00 per share increase or decrease in the stock price of MediaAlpha will result in an approximate $6.60 per share increase or decrease in White Mountains’s book value per share and adjusted book value per share. At the April 2023 month-end closing price of $7.40 per share, the fair value of White Mountains’s investment in MediaAlpha was $125 million, which would result in a decrease of approximately $50.00 in White Mountains’s book value per share and adjusted book value per share.

White Mountains’s total consolidated portfolio return on invested assets was 4.5% in the first quarter of 2023, which included $85 million of unrealized investment gains from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total consolidated portfolio return on invested assets was 3.0% in the first quarter of 2023, driven primarily by net realized and unrealized investment gains from other long-term investments and common equity securities, as well as net unrealized investment gains in the fixed income portfolio due to a decline in interest rates. White Mountains’s total consolidated portfolio return on invested assets was 0.8% in the first quarter of 2022, which included $19 million of unrealized investment gains from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total consolidated portfolio return on invested assets was 0.3% in the first quarter of 2022, driven primarily by net realized and unrealized investment gains from other long-term investments, which more than offset net unrealized investment losses in the fixed income portfolio due to a rise in interest rates.

Adjusted Book Value Per Share

The following table presents White Mountains’s book value per share and reconciles it to adjusted book value per share, a non-GAAP measure as of March 31, 2023, December 31, 2022, and March 31, 2022. See NON-GAAP FINANCIAL MEASURES on page 63.

Millions	March 31, 2023	December 31, 2022	March 31, 2022
Book value per share numerators (in millions):
White Mountains’s common shareholders’ equity - GAAP book value per share numerator	$3,902.4	$3,746.9	$3,542.1
Time value of money discount on expected future payments on the BAM Surplus Notes (1)	(93.4)	(95.1)	(120.9)
HG Global’s unearned premium reserve (1)	243.3	242.1	215.8
HG Global’s net deferred acquisition costs (1)	(69.4)	(69.0)	(60.6)
Adjusted book value per share numerator	$3,982.9	$3,824.9	$3,576.4
Book value per share denominators (in thousands of shares):
Common shares outstanding - GAAP book value per share denominator	2,564.5	2,572.1	2,994.2
Unearned restricted common shares	(22.3)	(14.1)	(24.2)
Adjusted book value per share denominator	2,542.2	2,558.0	2,970.0
GAAP book value per share	$1,521.73	$1,456.74	$1,183.00
Adjusted book value per share	$1,566.73	$1,495.28	$1,204.17
Year-to-date dividends paid per share	$1.00	$1.00	$1.00
(1) Amount reflects White Mountains’s preferred share ownership in HG Global of 96.9%.

Goodwill and Other Intangible Assets

The following table presents goodwill and other intangible assets that are included in White Mountains’s adjusted book value as of March 31, 2023, December 31, 2022, and March 31, 2022:

Millions	March 31, 2023	December 31, 2022	March 31, 2022
Goodwill:
Ark	$116.8	$116.8	$116.8
Kudu	7.6	7.6	7.6
Other Operations	44.4	52.1	17.9
Total goodwill	168.8	176.5	142.3
Other intangible assets:
Ark	175.7	175.7	175.7
Kudu	.9	1.0	1.3
Other Operations	30.8	39.2	20.2
Total other intangible assets	207.4	215.9	197.2
Total goodwill and other intangible assets (1)	$376.2	$392.4	$339.5

(1) See Note 4 — “Goodwill and Other Intangible Assets” on page 22 for details of other intangible assets.

Summary of Consolidated Results

The following table presents White Mountains’s consolidated financial results for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
Millions	2023	2022
Revenues
Financial Guarantee revenues	$32.7	$(31.3)
P&C Insurance and Reinsurance revenues	287.5	175.7
Asset Management revenues	43.8	34.9
Other Operations revenues	167.9	81.1
Total revenues	531.9	260.4
Expenses
Financial Guarantee expenses	24.5	19.3
P&C Insurance and Reinsurance expenses	245.4	198.8
Asset Management expenses	8.5	5.6
Other Operations expenses	54.4	51.5
Total expenses	332.8	275.2
Pre-tax income (loss)
Financial Guarantee pre-tax income (loss)	8.2	(50.6)
P&C Insurance and Reinsurance pre-tax income (loss)	42.1	(23.1)
Asset Management pre-tax income (loss)	35.3	29.3
Other Operations pre-tax income (loss)	113.5	29.6
Total pre-tax income (loss) from continuing operations	199.1	(14.8)
Income tax (expense) benefit	(11.9)	2.7
Net income (loss) from continuing operations	187.2	(12.1)
Net income (loss) from discontinued operations, net of tax - NSM Group	—	3.7
Net income (loss)	187.2	(8.4)
Net (income) loss attributable to noncontrolling interests	(7.7)	41.8
Net income (loss) attributable to White Mountains’s common shareholders	179.5	33.4
Other comprehensive income (loss), net of tax	1.2	(.4)
Other comprehensive income (loss) from discontinued operations, net of tax - NSM Group	—	(1.9)
Comprehensive income (loss)	180.7	31.1
Other comprehensive (income) loss attributable to noncontrolling interests	(.4)	.2
Comprehensive income (loss) attributable to White Mountains’s common shareholders	$180.3	$31.3

I. SUMMARY OF OPERATIONS BY SEGMENT

As of March 31, 2023, White Mountains conducted its operations through three segments: (1) HG Global/BAM, (2) Ark/WM Outrigger, and (3) Kudu, with our remaining operating businesses, holding companies and other assets included in Other Operations. White Mountains has made its segment determination based on consideration of the following criteria: (i) the nature of the business activities of each of the Company’s subsidiaries and affiliates; (ii) the manner in which the Company’s subsidiaries and affiliates are organized; (iii) the existence of primary managers responsible for specific subsidiaries and affiliates; and (iv) the organization of information provided to the Company’s chief operating decision makers and its Board of Directors. Significant intercompany transactions among White Mountains’s segments have been eliminated herein. White Mountains’s segment information is presented in Note 14 — “Segment Information” to the Consolidated Financial Statements.
During the fourth quarter of 2022, Ark sponsored the formation of Outrigger Re Ltd. to provide reinsurance protection on Ark’s Bermuda global property catastrophe excess of loss portfolio written in calendar year 2023. White Mountains consolidates its segregated account of Outrigger Re Ltd., WM Outrigger Re, in its financial statements. WM Outrigger Re’s quota share reinsurance agreement with GAIL eliminates in White Mountains’s consolidated financial statements. WM Outrigger Re exclusively provides reinsurance protection to Ark. As a result, WM Outrigger Re was aggregated with Ark within the Ark/WM Outrigger segment starting in 2023. See Note 2 — “Significant Transactions.” As a result of the NSM Transaction, the results of operations for NSM, previously reported as a segment, have been classified as discontinued operations in the statements of operations and comprehensive income through the closing of the transaction. See Note 19 — “Held for Sale and Discontinued Operations.” Prior period amounts have been reclassified to conform to the current period’s presentation.

HG Global/BAM

The following tables present the components of pre-tax income (loss) included in the HG Global/BAM segment related to the consolidation of HG Global, which includes HG Re and its other wholly-owned subsidiaries, and BAM for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023
Millions	HG Global	BAM	Eliminations	Total
Direct written premiums	$—	$9.2	$—	$9.2
Assumed written premiums	7.7	—	(7.7)	—
Gross written premiums	7.7	9.2	(7.7)	9.2
Ceded written premiums	—	(7.7)	7.7	—
Net written premiums	$7.7	$1.5	$—	$9.2

Earned insurance premiums	$6.4	$1.3	$—	$7.7
Net investment income	4.0	3.2	—	7.2
Net investment income - BAM Surplus Notes	6.6	—	(6.6)	—
Net realized and unrealized investment gains (losses)	7.9	9.1	—	17.0
Other revenues	—	.8	—	.8
Total revenues	24.9	14.4	(6.6)	32.7
Acquisition expenses	1.8	.9	—	2.7
General and administrative expenses	1.1	16.2	—	17.3
Interest expense	4.5	—	—	4.5
Interest expense - BAM Surplus Notes	—	6.6	(6.6)	—
Total expenses	7.4	23.7	(6.6)	24.5
Pre-tax income (loss)	$17.5	$(9.3)	$—	$8.2
Supplemental information:
MSC collected (1)	$—	$11.8	$—	$11.8
(1) MSC collected are recorded directly to BAM’s equity, which is recorded as noncontrolling interest on White Mountains’s balance sheet.

	Three Months Ended March 31, 2022
Millions	HG Global	BAM	Eliminations	Total
Direct written premiums	$—	$9.4	$—	$9.4
Assumed written premiums	8.1	—	(8.1)	—
Gross written premiums	8.1	9.4	(8.1)	9.4
Ceded written premiums	—	(8.1)	8.1	—
Net written premiums	$8.1	$1.3	$—	$9.4

Earned insurance premiums	$6.9	$1.5	$—	$8.4
Net investment income	2.1	2.5	—	4.6
Net investment income - BAM Surplus Notes	2.9	—	(2.9)	—
Net realized and unrealized investment gains (losses)	(23.5)	(21.6)	—	(45.1)
Other revenues	.1	.7	—	.8
Total revenues	(11.5)	(16.9)	(2.9)	(31.3)
Acquisition expenses	2.6	.4	—	3.0
General and administrative expenses	.7	15.6	—	16.3
Interest expense - BAM Surplus Notes	—	2.9	(2.9)	—
Total expenses	3.3	18.9	(2.9)	19.3
Pre-tax income (loss)	$(14.8)	$(35.8)	$—	$(50.6)
Supplemental information:
MSC collected (1)	$—	12.3	$—	$12.3
(1) MSC collected are recorded directly to BAM’s equity, which is recorded as noncontrolling interest on White Mountains’s balance sheet.

HG Global/BAM Results—Three Months Ended March 31, 2023 versus Three Months Ended March 31, 2022
Gross written premiums and MSC collected in the HG Global/BAM segment totaled $21 million in the first quarter of 2023 compared to $22 million in the first quarter of 2022. BAM insured $2.9 billion of municipal bonds, $2.2 billion of which were in the primary market, in the first quarter of 2023 compared to $3.5 billion of municipal bonds, $2.8 billion of which were in the primary market, in the first quarter of 2022.
Insured penetration in the primary market decreased to 7.7% in the first quarter of 2023 compared to 8.1% in the first quarter of 2022, driven primarily by increased issuances by large, highly-rated issuers that do not typically utilize financial guarantee insurance, compared to the first quarter of 2022.
Total pricing, which reflects both gross written premiums and MSC, increased to 73 basis points in the first quarter of 2023 compared to 63 basis points in the first quarter of 2022. The increase in total pricing was driven primarily by higher pricing in both the primary and secondary markets, as well as increased secondary market activity relative to the primary market. Pricing in the primary market increased to 52 basis points in the first quarter of 2023 compared to 45 basis points in the first quarter of 2022. Pricing in the secondary market, which is more transaction specific than pricing in the primary market, increased to 137 basis points in the first quarter of 2023 compared to 134 basis points in the first quarter of 2022.
The following table presents the gross par value of primary and secondary market policies issued, the gross written premiums and MSC collected and total pricing for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
$ in Millions	2023	2022
Gross par value of primary market policies issued	$2,185.4	$2,755.1
Gross par value of secondary market policies issued	704.2	699.1
Total gross par value of market policies issued	$2,889.6	$3,454.2
Gross written premiums	$9.2	$9.4
MSC collected	11.8	12.3
Total gross written premiums and MSC collected	$21.0	$21.7
Total pricing	73 bps	63 bps

HG Global reported pre-tax income (loss) of $18 million in the first quarter of 2023 compared to $(15) million in the first quarter of 2022. HG Global’s results included net realized and unrealized investment gains (losses) on its fixed income portfolio of $8 million in the first quarter of 2023 as interest rates decreased compared to $(24) million in the first quarter of 2022 as interest rates increased. HG Global’s results in the first quarter of 2023 also included $7 million of interest income on the BAM Surplus Notes compared to $3 million in the first quarter of 2022 as the interest rate increased to 8% from 3%.
BAM is a mutual insurance company that is owned by its members. BAM’s results are consolidated into White Mountains’s GAAP financial statements and attributed to noncontrolling interests. White Mountains reported $9 million of GAAP pre-tax loss from BAM in the first quarter of 2023 compared to $36 million in the first quarter of 2022. BAM’s results included net realized and unrealized investment gains (losses) on its fixed income portfolio of $9 million in the first quarter of 2023 as interest rates decreased compared to $(22) million in the first quarter of 2022 as interest rates increased. BAM’s results in the first quarter of 2023 also included $7 million of interest expense on the BAM Surplus Notes compared to $3 million in the first quarter of 2022.

Claims Paying Resources
BAM’s claims paying resources represent the capital and other financial resources BAM has available to pay claims and, as such, is a key indication of BAM’s financial strength.
BAM’s claims paying resources were $1,433 million as of March 31, 2023 compared to $1,423 million as of December 31, 2022 and $1,201 million as of March 31, 2022. The increase in claims paying resources as of March 31, 2023 compared to December 31, 2022 was driven primarily by an increase in the HG Re Collateral Trusts resulting from deposits of ceded premiums for the first quarter of 2023. In the fourth quarter of 2022, BAM completed a reinsurance agreement with Fidus Re that increased BAM’s claims paying resources by $150 million.
The following table presents BAM’s total claims paying resources as of March 31, 2023, December 31, 2022 and March 31, 2022:

Millions	March 31, 2023	December 31, 2022	March 31, 2022
Policyholders’ surplus	$279.9	$283.4	$294.7
Contingency reserve	122.5	118.2	105.7
Qualified statutory capital	402.4	401.6	400.4
Statutory net unearned premiums	56.1	55.3	49.8
Present value of future installment premiums and MSC	12.4	13.3	13.8
HG Re Collateral Trusts at statutory value	562.5	553.1	486.7
Fidus Re collateral trusts at statutory value	400.0	400.0	250.0
Claims paying resources	$1,433.4	$1,423.3	$1,200.7

HG Global/BAM Balance Sheets
The following tables present amounts from HG Global, which includes HG Re and its other wholly-owned subsidiaries, and BAM that are contained within White Mountains’s consolidated balance sheet as of March 31, 2023 and December 31, 2022:

	March 31, 2023
Millions	HG Global	BAM	Eliminations and Segment Adjustments	Total
Assets
Fixed maturity investments, at fair value	$501.8	$423.0	$—	$924.8
Short-term investments, at fair value	47.3	18.6	—	65.9
Total investments	549.1	441.6	—	990.7
Cash	3.6	1.2	—	4.8
BAM Surplus Notes	340.0	—	(340.0)	—
Accrued interest receivable on BAM Surplus Notes	164.5	—	(164.5)	—
Insurance premiums receivable	4.0	6.3	(4.0)	6.3
Deferred acquisition costs	71.7	36.9	(71.7)	36.9
Other assets	6.6	15.2	(.2)	21.6
Total assets	$1,139.5	$501.2	$(580.4)	$1,060.3
Liabilities
BAM Surplus Notes (1)	$—	$340.0	$(340.0)	$—
Accrued interest payable on BAM Surplus Notes (2)	—	164.5	(164.5)	—
Preferred dividends payable to White Mountains (3)	355.5	—	—	355.5
Preferred dividends payable to noncontrolling interests	13.0	—	—	13.0
Unearned insurance premiums	251.1	48.7	—	299.8
Debt	146.6	—	—	146.6
Intercompany debt (4)	1.5	—	—	1.5
Accrued incentive compensation	.8	11.3	—	12.1
Other liabilities	4.1	88.9	(75.9)	17.1
Total liabilities	772.6	653.4	(580.4)	845.6
Equity
White Mountains’s common shareholders’ equity (3) (4)	367.2	—	—	367.2
Noncontrolling interests	(.3)	(152.2)	—	(152.5)
Total equity	366.9	(152.2)	—	214.7
Total liabilities and equity	$1,139.5	$501.2	$(580.4)	$1,060.3
(1)    Under GAAP, the BAM Surplus Notes are classified as debt. Under U.S. Statutory accounting, they are classified as policyholders’ surplus.
(2)    Under GAAP, interest accrues daily on the BAM Surplus Notes. Under U.S. Statutory accounting, interest is not accrued on the BAM Surplus Notes until it has been approved for payment by insurance regulators.
(3)    HG Global’s preferred dividends payable to White Mountains are eliminated in White Mountains’s consolidated financial statements. For segment reporting, HG Global’s preferred dividends payable to White Mountains included within the HG Global/BAM segment are eliminated against the offsetting receivable included within Other Operations.
(4)    HG Global’s intercompany debt is eliminated in White Mountains’s consolidated financial statements. For segment reporting, HG Global’s intercompany debt included within the HG Global/BAM segment is eliminated against the offsetting receivable included within Other Operations.

	December 31, 2022
Millions	HG Global	BAM	Eliminations and Segment Adjustments	Total Segment
Assets
Fixed maturity investments, at fair value	$489.6	$420.3	$—	$909.9
Short-term investments, at fair value	42.0	23.9	—	65.9
Total investments	531.6	444.2	—	975.8
Cash	13.2	5.0	—	18.2
BAM Surplus Notes	340.0	—	(340.0)	—
Accrued interest receivable on BAM Surplus Notes	157.9	—	(157.9)	—
Insurance premiums receivable	4.3	6.6	(4.3)	6.6
Deferred acquisition costs	71.2	36.0	(71.2)	36.0
Other assets	7.0	15.1	(.2)	21.9
Total assets	$1,125.2	$506.9	$(573.6)	$1,058.5
Liabilities
BAM Surplus Notes (1)	$—	$340.0	$(340.0)	$—
Accrued interest payable on BAM Surplus Notes (2)	—	157.9	(157.9)	—
Preferred dividends payable to White Mountains (3)	341.4	—	—	341.4
Preferred dividends payable to noncontrolling interests	12.5	—	—	12.5
Unearned insurance premiums	249.8	48.5	—	298.3
Debt	146.5	—	—	146.5
Intercompany debt (4)	6.0	—	—	6.0
Accrued incentive compensation	1.3	26.7	—	28.0
Other liabilities	3.7	88.5	(75.7)	16.5
Total liabilities	761.2	661.6	(573.6)	849.2
Equity
White Mountains’s common shareholders’ equity (3) (4)	364.6	—	—	364.6
Noncontrolling interests	(.6)	(154.7)	—	(155.3)
Total equity	364.0	(154.7)	—	209.3
Total liabilities and equity	$1,125.2	$506.9	$(573.6)	$1,058.5
(1)    Under GAAP, the BAM Surplus Notes are classified as debt. Under U.S. Statutory accounting, they are classified as policyholders’ surplus.
(2)    Under GAAP, interest accrues daily on the BAM Surplus Notes. Under U.S. Statutory accounting, interest is not accrued on the BAM Surplus Notes until it has been approved for payment by insurance regulators.
(3)    HG Global’s preferred dividends payable to White Mountains are eliminated in White Mountains’s consolidated financial statements. For segment reporting, HG Global’s preferred dividends payable to White Mountains included within the HG Global/BAM segment are eliminated against the offsetting receivable included within Other Operations.
(4)    HG Global’s intercompany debt is eliminated in White Mountains’s consolidated financial statements. For segment reporting, HG Global’s intercompany debt included within the HG Global/BAM segment is eliminated against the offsetting receivable included within Other Operations.

Ark/WM Outrigger

The following table presents the components of pre-tax income (loss) included in the Ark/WM Outrigger segment for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023				2022
Millions	Ark	WM Outrigger Re	Eliminations	Total	Ark
Direct written premiums	$246.2	$—	$—	$246.2	$230.9
Assumed written premiums	563.2	44.1	(44.1)	563.2	402.2
Gross written premiums	809.4	44.1	(44.1)	809.4	633.1
Ceded written premiums	(239.3)	—	44.1	(195.2)	(89.3)
Net written premiums	$570.1	$44.1	$—	$614.2	$543.8

Earned insurance premiums	$249.9	$5.2	$—	$255.1	$194.4
Net investment income	8.4	2.2	—	10.6	1.6
Net realized and unrealized investment gains (losses)	24.5	—	—	24.5	(17.5)
Other revenues	(2.7)	—	—	(2.7)	(2.8)
Total revenues	280.1	7.4	—	287.5	175.7
Losses and LAE	147.6	.2	—	147.8	122.0
Acquisition expenses	58.9	.9	—	59.8	49.9
General and administrative expenses - other underwriting	27.5	—	—	27.5	22.1
General and administrative expenses - all other	7.6	.1	—	7.7	(1.1)
Change in fair value of contingent consideration	(2.4)	—	—	(2.4)	2.1
Interest expense	5.0	—	—	5.0	3.8
Total expenses	244.2	1.2	—	245.4	198.8
Pre-tax income (loss)	$35.9	$6.2	$—	$42.1	$(23.1)

For the years of account subsequent to the Ark Transaction, Ark is no longer using TPC Providers to provide underwriting capital for the Syndicates. During the first quarter of 2023, an RITC agreement was executed such that the outstanding loss and LAE reserves for claims arising out of the 2020 year of account, for which the TPC Providers’ participation in the total net results of the Syndicates was 43%, were reinsured into the 2021 year of account, for which the TPC Providers’ participation in the total net results of the Syndicates was 0%. Captions within Ark’s results of operations for the three months ended March 31, 2022 are shown net of amounts relating to TPC Providers’ share of the Syndicates’ results, including investment results.

Ark/WM Outrigger Results—Three Months Ended March 31, 2023 versus Three Months Ended March 31, 2022
The Ark/WM Outrigger segment’s combined ratio was 92% in the first quarter of 2023. The Ark/WM Outrigger segment reported gross written premiums of $809 million, net written premiums of $614 million and net earned premiums of $255 million in the first quarter of 2023. The Ark/WM Outrigger segment reported pre-tax income of $42 million in the first quarter of 2023.
Ark’s combined ratio was 94% in the first quarter of 2023 compared to 100% in the first quarter of 2022. Ark’s combined ratio in the first quarter of 2023 included three points of unfavorable prior year loss reserve development, primarily due to Winter Storm Elliot, compared to two points of favorable prior year loss reserve development in the first quarter of 2022. Ark’s combined ratio in the first quarter of 2023 included negligible catastrophe losses compared to 17 points of catastrophe losses, driven primarily by losses from the conflict in Ukraine, in the first quarter of 2022. Ark reported gross written premiums of $809 million, net written premiums of $570 million and net earned premiums of $250 million in the first quarter of 2023 compared to gross written premiums of $633 million, net written premiums of $544 million and net earned premiums of $194 million in the first quarter of 2022. Ark reported pre-tax income (loss) of $36 million in the first quarter of 2023 compared to $(23) million in first quarter of 2022. Ark’s results included net realized and unrealized investment gains (losses) of $25 million in the first quarter of 2023 compared to $(18) million in the first quarter of 2022.
WM Outrigger Re’s combined ratio was 21% in the first quarter of 2023. WM Outrigger Re reported gross and net written premiums of $44 million and net earned premiums of $5 million in the first quarter of 2023.

The following table presents the Ark/WM Outrigger segment’s insurance premiums, insurance expenses and insurance ratios for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023				2022
$ in Millions	Ark	WM Outrigger Re	Eliminations	Total	Ark
Insurance premiums:
Gross written premiums	$809.4	$44.1	$(44.1)	$809.4	$633.1
Net written premiums	$570.1	$44.1	$—	$614.2	$543.8
Net earned premiums	$249.9	$5.2	$—	$255.1	$194.4

Insurance expenses:
Loss and loss adjustment expenses	$147.6	$.2	$—	$147.8	$122.0
Acquisition expenses	58.9	.9	—	59.8	49.9
Other underwriting expenses (1)	27.5	—	—	27.5	22.1
Total insurance expenses	$234.0	$1.1	$—	$235.1	$194.0

Insurance ratios:
Loss and loss adjustment expense	59.0%	3.9%	—%	58.0%	62.7%
Acquisition expense	23.6	17.3	—	23.4	25.7
Other underwriting expense	11.0	—	—	10.8	11.4
Combined Ratio	93.6%	21.2%	—%	92.2%	99.8%
(1) Included within general and administrative expenses

Gross Written Premiums
Gross written premiums increased 28% to $809 million in the first quarter of 2023 compared to the first quarter of 2022, with risk adjusted rate change up approximately 14% year over year. The increase in gross written premiums was driven primarily by the property line of business for both insurance and reinsurance across London and Bermuda, reflecting the additional capacity provided by Outrigger Re Ltd., as well as specialty lines. The risk adjusted rate change on the Outrigger Re Ltd. portfolio of global property reinsurance was 41% in the first quarter of 2023. The following table presents the Ark/WM Outrigger segment’s gross written premiums by line of business for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
Millions	2023	2022
Property	$279.7	$173.4
Specialty	268.5	217.3
Marine & Energy	194.9	178.0
Accident & Health	36.1	39.5
Casualty	30.2	24.9
Total Gross Written Premium	$809.4	$633.1

Ark/WM Outrigger Balance Sheets
The following tables present amounts from Ark and WM Outrigger Re that are contained within White Mountains’s consolidated balance sheet as of March 31, 2023 and December 31, 2022:

	March 31, 2023
Millions	Ark	WM Outrigger Re	Eliminations and Segment Adjustments	Total
Assets
Fixed maturity investments, at fair value	$765.0	$—	$—	$765.0
Common equity securities, at fair value	340.4	—	—	340.4
Short-term investments, at fair value	347.7	206.0	—	553.7
Other long-term investments	393.9	—	—	393.9
Total investments	1,847.0	206.0	—	2,053.0
Cash	132.4	.2	—	132.6
Reinsurance recoverables	609.7	—	(39.1)	570.6
Insurance premiums receivable	909.7	36.1	(36.1)	909.7
Deferred acquisition costs	201.4	7.1	—	208.5
Goodwill and other intangible assets	292.5	—	—	292.5
Other assets	71.5	—	—	71.5
Total assets	$4,064.2	$249.4	$(75.2)	$4,238.4
Liabilities
Loss and loss adjustment expense reserves	$1,345.6	$.2	$(.2)	$1,345.6
Unearned insurance premiums	1,123.5	38.9	(38.9)	1,123.5
Debt	184.5	—	—	184.5
Reinsurance payable	229.1	—	(36.1)	193.0
Contingent consideration	42.9	—	—	42.9
Dividends payable to White Mountains (1)	17.3	—	—	17.3
Dividends payable to noncontrolling interests	6.7	—	—	6.7
Other liabilities	137.0	.1	—	137.1
Total liabilities	3,086.6	39.2	(75.2)	3,050.6
Equity
White Mountains’s common shareholders’ equity (1)	726.3	210.2	—	936.5
Noncontrolling interests	251.3	—	—	251.3
Total equity	977.6	210.2	—	1,187.8
Total liabilities and equity	$4,064.2	$249.4	$(75.2)	$4,238.4
(1)    Ark’s dividends payable to White Mountains are eliminated in White Mountains’s consolidated financial statements. For segment reporting, Ark’s dividends payable to White Mountains included within the Ark/WM Outrigger segment are eliminated against the offsetting receivable included within Other Operations.

	December 31, 2022
Millions	Ark	WM Outrigger Re (1)	Eliminations and Segment Adjustments	Total
Assets
Fixed maturity investments, at fair value	$772.8	$—	$—	$772.8
Common equity securities, at fair value	334.6	—	—	334.6
Short-term investments, at fair value	280.9	203.7	—	484.6
Other long-term investments	373.6	—	—	373.6
Total investments	1,761.9	203.7	—	1,965.6
Cash	100.0	1.5	—	101.5
Reinsurance recoverables	595.3	—	—	595.3
Insurance premiums receivable	544.1	—	—	544.1
Deferred acquisition costs	127.2	—	—	127.2
Goodwill and other intangible assets	292.5	—	—	292.5
Other assets	65.2	—	—	65.2
Total assets	$3,486.2	$205.2	$—	$3,691.4
Liabilities
Loss and loss adjustment expense reserves	$1,296.5	$—	$—	$1,296.5
Unearned insurance premiums	623.2	—	—	623.2
Debt	183.7	—	—	183.7
Reinsurance payable	251.1	—	—	251.1
Contingent consideration	45.3	—	—	45.3
Other liabilities	121.1	1.2	—	122.3
Total liabilities	2,520.9	1.2	—	2,522.1
Equity
White Mountains’s common shareholders’ equity	717.4	204.0	—	921.4
Noncontrolling interests	247.9	—	—	247.9
Total equity	965.3	204.0	—	1,169.3
Total liabilities and equity	$3,486.2	$205.2	$—	$3,691.4
(1) Amounts as of December 31, 2022 for WM Outrigger Re have been reclassified from Other Operations to the Ark/WM Outrigger segment to conform to the presentation as of March 31, 2023.

Kudu

As of March 31, 2023, Kudu had deployed a total of $744 million, including transaction costs, in 21 asset and wealth management firms globally, including three that have been exited. As of March 31, 2023, the asset and wealth management firms had combined assets under management of approximately $74 billion, spanning a range of asset classes, including real estate, wealth management, hedge funds, private equity and alternative credit strategies.
The following table presents the components of GAAP net income, EBITDA and adjusted EBITDA included in the Kudu segment for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
Millions	2023	2022
Net investment income	$14.2	$12.6
Net realized and unrealized investment gains (losses)	29.6	22.3
Total revenues	43.8	34.9
General and administrative expenses	3.8	2.8
Interest expense	4.7	2.8
Total expenses	8.5	5.6
GAAP pre-tax income (loss)	35.3	29.3
Income tax (expense) benefit	(7.5)	(6.1)
GAAP net income (loss)	27.8	23.2
Add back:
Interest expense	4.7	2.8
Income tax expense (benefit)	7.5	6.1
General and administrative expenses - depreciation	—	—
Amortization of other intangible assets	—	.1
EBITDA (1)	40.0	32.2
Exclude:
Net realized and unrealized investment (gains) losses	(29.6)	(22.3)
Non-cash equity-based compensation expense	—	.1
Transaction expenses	.5	—
Adjusted EBITDA (1)	$10.9	$10.0
(1) See “NON-GAAP FINANCIAL MEASURES” on page 63.

The following table presents the changes the fair value of Kudu’s Participation Contracts:

	Three Months Ended March 31,
Millions	2023	2022
Beginning balance of Kudu’s Participation Contracts	$695.9	$669.5
Contributions to Participation Contracts (1)	66.7	—
Proceeds from Participation Contracts sold (1) (2)	(109.0)	—
Net realized and unrealized investment gains (losses) on Participation Contracts sold and pending sale (3)	(2.1)	3.5
Net unrealized investment gains (losses) on Participation Contracts - all other (4)	31.7	18.8
Ending balance of Kudu’s Participation Contracts	$683.2	$691.8
(1) Includes $35.8 of non-cash contributions to (proceeds from) Participation Contracts
(2) Includes $10.3 of proceeds receivable from Participation Contracts sold during the quarter.
(3) Includes realized and unrealized investment gains (losses) recognized from Participation Contracts beginning in the quarter a contract is classified as pending sale.
(4) Includes unrealized investment gains (losses) recognized from (i) ongoing Participation Contracts and (ii) Participation Contracts prior to classification as pending sale.

Kudu Results—Three Months Ended March 31, 2023 versus Three Months Ended March 31, 2022
Kudu reported total revenues of $44 million, pre-tax income of $35 million and adjusted EBITDA of $11 million in the first quarter of 2023 compared to total revenues of $35 million, pre-tax income of $29 million and adjusted EBITDA of $10 million in the first quarter of 2022. Total revenues and pre-tax income included $30 million of net realized and unrealized investment gains in the first quarter of 2023 compared to $22 million in the first quarter of 2022. Kudu’s results also included $14 million of net investment income in the first quarter of 2023 compared to $13 million in the first quarter of 2022.

Other Operations

The following table presents the components of pre-tax income (loss) included in White Mountains’s Other Operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
Millions	2023	2022
Net investment income	$7.0	$1.8
Net realized and unrealized investment gains (losses)	41.8	31.9
Net realized and unrealized investment gains (losses) from investment in MediaAlpha	85.2	18.8
Commission revenues	3.3	2.9
Other revenues	30.6	25.7
Total revenues	167.9	81.1
Cost of sales	13.9	21.4
General and administrative expenses	39.7	29.8
Interest expense	.8	.3
Total expenses	54.4	51.5
Pre-tax income (loss)	$113.5	$29.6
Other Operations Results—Three Months Ended March 31, 2023 versus Three Months Ended March 31, 2022
White Mountains’s Other Operations reported pre-tax income of $114 million in the first quarter of 2023 compared to $30 million in the first quarter of 2022. White Mountains’s Other Operations results included unrealized investment gains from its investment in MediaAlpha of $85 million in the first quarter of 2023 compared to $19 million in the first quarter of 2022. Excluding MediaAlpha, White Mountains’s Other Operations results included net realized and unrealized investment gains of $42 million in the first quarter of 2023 compared to $32 million in the first quarter of 2022. White Mountains’s Other Operations results included net investment income of $7 million in the first quarter of 2023 compared to $2 million in the first quarter of 2023, driven primarily by the increase in invested assets resulting from the sale of NSM in the third quarter of 2022. See Summary of Investment Results on page 57.
White Mountains’s Other Operations reported $31 million of other revenues in the first quarter of 2023 compared to $26 million in the first quarter of 2022. The increase in other revenues was driven primarily by a transaction gain from a sale within Other Operations in the first quarter of 2023, partially offset by a reduction in operating revenues for the sold entity. White Mountains’s Other Operations reported $14 million of cost of sales in the first quarter of 2023 compared to $21 million in the first quarter of 2022. The decrease in cost of sales was driven primarily by a recent sale transaction.
White Mountains’s Other Operations reported general and administrative expenses of $40 million in the first quarter of 2023 compared to $30 million in the first quarter of 2022. The increase in general and administrative expenses in the first quarter of 2023 compared to the first quarter of 2022 was driven by higher incentive compensation costs, primarily in connection with the NSM Transaction and a higher share price.

II. Summary of Investment Results

White Mountains’s total investment results include results from all segments. For purposes of discussing rates of return, percentages are presented gross of management fees and trading expenses. For 2022 returns, percentages are calculated before any adjustments for TPC Providers in order to produce a better comparison to benchmark returns.

Gross Investment Returns and Benchmark Returns
The following table presents the pre-tax investment returns for White Mountains’s consolidated portfolio for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022

Fixed income investments	1.9%	(3.2)%
Bloomberg Barclays U.S. Intermediate Aggregate Index	2.4%	(4.7)%

Common equity securities	4.5%	0.2%
Investment in MediaAlpha	50.6%	7.2%
Other long-term investments	4.2%	6.0%
Total common equity securities, investment in MediaAlpha and other long-term investments	7.6%	5.3%
Total common equity securities and other long-term investments	4.4%	5.0%
S&P 500 Index (total return)	7.5%	(4.6)%

Total consolidated portfolio	4.5%	0.8%
Total consolidated portfolio - excluding MediaAlpha	3.0%	0.3%

Investment Returns—Three Months Ended March 31, 2023 versus Three Months Ended March 31, 2022

White Mountains’s total consolidated portfolio return on invested assets was 4.5% in the first quarter of 2023, which included $85 million of unrealized investment gains from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total consolidated portfolio return on invested assets was 3.0% in the first quarter of 2023, driven primarily by net realized and unrealized investment gains from other long-term investments and common equity securities, as well as net unrealized investment gains in the fixed income portfolio due to a decline in interest rates.
White Mountains’s total consolidated portfolio return on invested assets was 0.8% in the first quarter of 2022, which included $19 million of unrealized investment gains from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total consolidated portfolio return on invested assets was 0.3% in the first quarter of 2022, driven primarily by net realized and unrealized investment gains from other long-term investments, which more than offset net unrealized investment losses in the fixed income portfolio due to a rise in interest rates.

Fixed Income Results
White Mountains’s fixed income portfolio, including short-term investments, was $2.8 billion as of both March 31, 2023 and December 31, 2022, which represented 52% and 55% of total invested assets. The duration of White Mountains’s fixed income portfolio, including short-term investments, was 2.3 years as of March 31, 2023 and December 31, 2022. White Mountains’s fixed income portfolio includes fixed maturity and short-term investments held on deposit or as collateral. See Note 3 — “Investment Securities.”
White Mountains’s fixed income portfolio returned 1.9% in the first quarter of 2023 compared to -3.2% in the first quarter of 2022, underperforming and outperforming the Bloomberg Barclays U.S. Intermediate Aggregate Index returns of 2.4% and -4.7% for the comparable periods. The results in both periods were driven primarily by the short duration positioning of White Mountains’s fixed income portfolio as interest rates fluctuated in each respective period.

Common Equity Securities, Investment in MediaAlpha and Other Long-Term Investments Results
White Mountains’s portfolio of common equity securities, its investment in MediaAlpha and other long-term investments was $2.6 billion and $2.3 billion as of March 31, 2023 and December 31, 2022, which represented 48% and 45% of total invested assets. See Note 3 — “Investment Securities.”
White Mountains’s portfolio of common equity securities, its investment in MediaAlpha and other long-term investments returned 7.6% in the first quarter of 2023, which included $85 million of unrealized investment gains from MediaAlpha. White Mountains’s portfolio of common equity securities and other long-term investments returned 4.4% in the first quarter of 2023. White Mountains’s portfolio of common equity securities, its investment in MediaAlpha and other long-term investments returned 5.3% in the first quarter of 2022, which included $19 million of unrealized investment gains from MediaAlpha. White Mountains’s portfolio of common equity securities and other long-term investments returned 5.0% in the first quarter of 2022.
White Mountains’s portfolio of common equity securities consists of passive ETFs that seek to provide investment results generally corresponding to the performance of the S&P 500 Index and international listed equity funds. White Mountains’s portfolio of common equity securities was $698 million and $668 million as of March 31, 2023 and December 31, 2022.
White Mountains’s portfolio of common equity securities returned 4.5% in the first quarter of 2023 compared to 0.2% in the first quarter of 2022, underperforming and outperforming the S&P 500 Index returns of 7.5% and -4.6% for the comparable periods. The results in the first quarter of 2023 and 2022 were driven primarily by relative underperformance and outperformance in White Mountains’s international listed equity funds as compared to the S&P 500 Index.
White Mountains maintains a portfolio of other long-term investments that consists primarily of unconsolidated entities, including Kudu’s Participation Contracts, private equity funds and hedge funds, a bank loan fund, Lloyd’s trust deposits, ILS funds and private debt instruments. White Mountains’s portfolio of other long-term investments was $1.6 billion and $1.5 billion as of March 31, 2023 and December 31, 2022.
White Mountains’s other long-term investments portfolio returned 4.2% in the first quarter of 2023 compared to 6.0% in the first quarter of 2022. Investment returns for the first quarter of 2023 were driven primarily by net investment income and net realized and unrealized investment gains from Kudu’s Participation Contracts. Investment returns for the first quarter of 2022 were driven primarily by net investment income and net realized and unrealized investment gains from private equity funds and from net investment income and net unrealized investment gains from Kudu’s Participation Contracts.

Foreign Currency Exposure

As of March 31, 2023, White Mountains had foreign currency exposure on $210 million of net assets primarily related to Ark/WM Outrigger’s non-U.S. business, Kudu’s non-U.S. Participation Contracts, and certain other foreign consolidated and unconsolidated entities.
The following table presents the fair value of White Mountains’s foreign denominated net assets (liabilities) by segment as of March 31, 2023:

$ in Millions Currency	Ark/WM Outrigger	Kudu	Other Operations	Total Fair Value	% of Total Shareholders’ Equity
CAD	$65.9	$75.5	$—	$141.4	3.4%
AUD	15.8	37.0	—	52.8	1.3
GBP	43.5	—	—	43.5	1.1
EUR	(43.4)	—	13.1	(30.3)	(.7)
All other	—	—	2.8	2.8	—
Total	$81.8	$112.5	$15.9	$210.2	5.1%

III. Income Taxes

The Company and its Bermuda domiciled subsidiaries are not subject to Bermuda income tax under current Bermuda law. In the event there is a change in the current law and taxes are imposed, the Bermuda Exempted Undertakings Tax Protection Act of 1966 states that the Company and its Bermuda domiciled subsidiaries would be exempt from such tax until March 31, 2035. The Company has subsidiaries and branches that operate in various other jurisdictions around the world that are subject to tax in the jurisdictions in which they operate.  As of March 31, 2023, the primary jurisdictions in which the Company’s subsidiaries and branches were subject to tax include Ireland, Israel, Luxembourg, the United Kingdom and the United States.
White Mountains’s income tax expense related to pre-tax income from continuing operations for the three months ended March 31, 2023 represented an effective tax rate of 6%. The effective tax rate was different from the U.S. statutory rate of 21%, driven primarily by full year forecasted income in jurisdictions with lower tax rates than the United States.
White Mountains’s income tax benefit related to pre-tax loss from continuing operations for the three months ended March 31, 2022 represented an effective tax rate of 18%. The effective tax rate was different from the U.S. statutory rate of 21%, driven primarily by full year forecasted income in jurisdictions with lower tax rates than the United States, a decrease in the full valuation allowance on net deferred tax assets in certain U.S. operations within Other Operations, partially offset by an increase in the full valuation allowance at BAM and state income taxes.
On April 1, 2023, the U.K. corporate tax rate increased from 19% to 25%.

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
White Mountains reported net income from discontinued operations, net of tax, for NSM Group of $4 million for the three months ended March 31, 2022. See Note 19 — “Held for Sale and Discontinued Operations.”

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash and Short-term Investments

Holding Company Level
The primary sources of cash for the Company and certain of its intermediate holding companies are expected to be distributions from its insurance, reinsurance and other operating subsidiaries, net investment income, proceeds from sales, repayments and maturities of investments, capital raising activities and, from time to time, proceeds from sales of operating subsidiaries. The primary uses of cash are expected to be general and administrative expenses, purchases of investments, payments to tax authorities, payments on and repurchases/retirements of debt obligations, dividend payments to holders of the Company’s common shares, distributions to noncontrolling interest holders of consolidated subsidiaries, contributions to operating subsidiaries and, from time to time, purchases of operating subsidiaries and repurchases of the Company’s common shares.

Operating Subsidiary Level
The primary sources of cash for White Mountains’s insurance, reinsurance and other operating subsidiaries are expected to be premium and fee collections, commissions, net investment income, proceeds from sales, repayments and maturities of investments, contributions from holding companies and capital raising activities. The primary uses of cash are expected to be claim payments, policy acquisition costs, general and administrative expenses, broker commission expenses, cost of sales, purchases of investments, payments to tax authorities, payments on and repurchases/retirements of debt obligations, distributions to holding companies, distributions to noncontrolling interest holders and, from time to time, purchases of operating subsidiaries.
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

Dividend Capacity

Following is a description of the dividend capacity of White Mountains’s insurance and reinsurance and other operating subsidiaries:

HG Global/BAM
As of March 31, 2023, HG Global had $619 million face value of preferred shares outstanding, of which White Mountains owned 96.9%. Holders of the HG Global preferred shares receive cumulative dividends at a fixed annual rate of 6.0% on a quarterly basis, when and if declared by HG Global. As of March 31, 2023, HG Global has accrued $369 million of dividends payable to holders of its preferred shares, $356 million of which is payable to White Mountains and is eliminated in consolidation. As of March 31, 2023, HG Global and its subsidiaries had $2 million of net unrestricted cash outside of HG Re.
HG Re is a special purpose insurer subject to regulation and supervision by the BMA. HG Re does not require regulatory approval to pay dividends, however, its dividend capacity is limited to amounts held outside of the Collateral Trusts pursuant to the FLRT with BAM. As of March 31, 2023, HG Re had $1 million of net unrestricted cash and investments and $112 million of accrued interest on the BAM Surplus Notes held outside the Collateral Trusts. As of March 31, 2023, HG Re had $745 million of statutory capital and surplus and $881 million of assets held in the Collateral Trusts.
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
The Supplemental Trust Target Balance is $603 million, less the amount of cash and securities in the Regulation 114 Trust in excess of its target balance.  If, at the end of any quarter, the Supplemental Trust balance exceeds the Supplemental Trust Target Balance, such excess may be distributed to HG Re.  The distribution will be made first as an assignment of accrued interest on the BAM Surplus Notes and second in cash and/or fixed income securities.  As the BAM Surplus Notes are repaid over time, the BAM Surplus Notes will be replaced in the Supplemental Trust by cash and fixed income securities. The Supplemental Trust balance as of March 31, 2023 was $580 million.
As of March 31, 2023, the Collateral Trusts held assets of $881 million, which included $521 million of cash and investments, $340 million of BAM Surplus Notes and $20 million of interest receivable on the BAM Surplus Notes.
Through 2024, the interest rate on the BAM Surplus Notes is a variable rate equal to the one-year U.S. Treasury rate plus 300 basis points, set annually. During 2023, the interest rate on the BAM Surplus Notes is 7.7%. Beginning in 2025, the interest rate will be fixed at the higher of the then current variable rate or 8.0%. Under its agreements with HG Global, BAM is required to seek regulatory approval to pay principal and interest on the BAM Surplus Notes only to the extent that its remaining qualified statutory capital and other capital resources continue to support its outstanding obligations, its business plan and its “AA/stable” rating from Standard & Poor’s. No payment of principal or interest on the BAM Surplus Notes may be made without the approval of the NYDFS.
During the three months ended March 31, 2023, BAM made no repayments of the BAM Surplus Notes or accrued interest. See Note 10 — “Municipal Bond Guarantee Insurance.”

Ark/WM Outrigger
During any 12-month period, GAIL, a class 4 licensed Bermuda insurer, has the ability to (i) make capital distributions of up to 15% of its total statutory capital per the previous year’s statutory financial statements, or (ii) make dividend payments of up to 25% of its total statutory capital and surplus per the previous year’s statutory financial statements, without prior approval of Bermuda regulatory authorities. Accordingly, GAIL will have the ability to make capital distributions of up to $113 million during 2023, which is equal to 15% of its December 31, 2022 statutory capital of $755 million, subject to meeting all appropriate liquidity and solvency requirements. During the three months ended March 31, 2023, GAIL paid a $15 million dividend to its immediate parent.
During the three months ended March 31, 2023, Ark declared a $24 million dividend to its shareholders, including $17 million to White Mountains, which was paid on April 28, 2023. As of March 31, 2023, Ark and its intermediate holding companies had $27 million of net unrestricted cash, short-term investments and fixed maturity investments outside of its regulated and unregulated insurance and reinsurance operating subsidiaries.

WM Outrigger Re is a special purpose insurer subject to regulation and supervision by the BMA. WM Outrigger Re does not require regulatory approval to pay dividends, however, its dividend capacity is limited to amounts held outside of the collateral trust pursuant to the reinsurance agreement with GAIL. As of March 31, 2023, WM Outrigger Re had less than $1 million of net unrestricted cash and investments held outside the collateral trust. As of March 31, 2023, WM Outrigger Re had $203 million of statutory capital and surplus and $206 million of assets held in the collateral trusts pursuant to the reinsurance agreement with GAIL.

Kudu
During three months ended March 31, 2023, Kudu distributed $56 million to unitholders, substantially all of which was paid to White Mountains. As of March 31, 2023, Kudu had $24 million of net unrestricted cash.

Other Operations
During three months ended March 31, 2023, White Mountains paid a $3 million common share dividend. As of March 31, 2023, the Company and its intermediate holding companies had $554 million of net unrestricted cash, short-term investments and fixed maturity investments, $254 million of MediaAlpha common stock, $357 million of common equity securities and $386 million of private equity and hedge funds, ILS funds and unconsolidated entities.

Financing

The following table presents White Mountains’s capital structure as of March 31, 2023 and December 31, 2022:

$ in Millions	March 31, 2023	December 31, 2022
HG Global Senior Notes (1)	$146.6	$146.5
Ark 2007 Subordinated Notes (1)	30.0	30.0
Ark 2021 Subordinated Notes (1)(2)	154.5	153.7
Kudu Credit Facility (1)(2)	191.6	208.3
Other Operations debt (1)(2)	33.6	36.7
Total debt	556.3	575.2
Noncontrolling interests—excluding BAM	342.6	342.8
Total White Mountains’s common shareholders’ equity	3,902.4	3,746.9
Total capital	4,801.3	4,664.9
Time-value discount on expected future payments on the BAM Surplus Notes (3)	(93.4)	(95.1)
HG Global’s unearned premium reserve (3)	243.3	242.1
HG Global’s net deferred acquisition costs (3)	(69.4)	(69.0)
Total adjusted capital	$4,881.8	$4,742.9
Total debt to total adjusted capital	11.4%	12.1%
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

Covenant Compliance
As of March 31, 2023, White Mountains was in compliance in all material respects with all of the covenants under its debt instruments.

Share Repurchase Programs
White Mountains’s Board of Directors has authorized the Company to repurchase its common shares from time to time, subject to market conditions. The repurchase authorizations do not have a stated expiration date. As of March 31, 2023, White Mountains may repurchase an additional 306,556 shares under these Board authorizations. In addition, from time to time, White Mountains has also repurchased its common shares through self-tender offers that were separately approved by its Board of Directors.
During three months ended March 31, 2023, White Mountains repurchased and retired 18,623 of its common shares for $25 million at an average share price of $1,360, which was approximately 87% of White Mountains’s adjusted book value per share as of March 31, 2023. Of the shares White Mountains repurchased in the first three months of 2023, 4,629 were to satisfy employee income tax withholding pursuant to employee benefit plans, which do not reduce the amount available under the Board repurchase authorizations.

Cash Flows

Detailed information concerning White Mountains’s cash flows from continuing operations during the three months ended March 31, 2023 and 2022 follows:

Cash flows from operations for the three months ended March 31, 2023 and March 31, 2022

Net cash provided from (used for) operations was $86 million for the three months ended March 31, 2023 compared to $(46) million for the three months ended March 31, 2022. The increase in cash provided from operations was driven primarily by cash provided from Ark’s operations in 2023 and proceeds from Kudu’s Participation Contracts sold, partially offset by contributions to Kudu’s Participation Contracts. As of March 31, 2023, the Company and its intermediate holding companies had $554 million of net unrestricted cash, short-term investments and fixed maturity investments, $254 million of MediaAlpha common stock, $357 million of common equity securities and $386 million of private equity funds, hedge funds, ILS funds and unconsolidated entities.

Cash flows from investing and financing activities for the three months ended March 31, 2023

Financing and Other Capital Activities
During the three months ended March 31, 2023, the Company declared and paid a $3 million cash dividend to its common shareholders.
During the three months ended March 31, 2023, White Mountains repurchased and retired 18,623 of its common shares for $25 million. Of the shares White Mountains repurchased in the first three months of 2023, 4,629 were to satisfy employee income tax withholding pursuant to employee benefit plans.
During the three months ended March 31, 2023, BAM received $12 million in MSC.
During the three months ended March 31, 2023, Kudu repaid $17 million in term loans under the Kudu Credit Facility.

Cash flows from investing and financing activities for the three months ended March 31, 2022

Financing and Other Capital Activities
During the three months ended March 31, 2022, the Company declared and paid a $3 million cash dividend to its common shareholders.
During the three months ended March 31, 2022, White Mountains repurchased and retired 37,435 of its common shares for $39 million. Of the shares White Mountains repurchased in the first three months of 2022, 4,011 were to satisfy employee income tax withholding pursuant to employee benefit plans.
During the three months ended March 31, 2022, BAM received $12 million in MSC.

NON-GAAP FINANCIAL MEASURES

This report includes five non-GAAP financial measures that have been reconciled with from their most comparable GAAP financial measures.

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
Under GAAP, White Mountains is required to carry the BAM Surplus Notes, including accrued interest, at nominal value with no consideration for time value of money. Based on a debt service model that forecasts operating results for BAM through maturity of the BAM Surplus Notes, the present value of the BAM Surplus Notes, including accrued interest and using an 8% discount rate, was estimated to be $96 million, $98 million and $125 million less than the nominal GAAP carrying values as of March 31, 2023, December 31, 2022 and March 31, 2022, respectively.
The value of HG Global’s unearned premium reserve, net of deferred acquisition costs, was $179 million, $179 million and $160 million as of March 31, 2023, December 31, 2022 and March 31, 2022, respectively.
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

Kudu’s EBITDA and adjusted EBITDA
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
The following tables present reconciliations from GAAP to the reported percentages for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	GAAP Return	Remove MediaAlpha	Return - Excluding MediaAlpha	GAAP Return	Remove MediaAlpha	Return - Excluding MediaAlpha
Total consolidated portfolio return	4.5%	(1.5)%	3.0%	0.8%	(0.5)%	0.3%

Total adjusted capital
Total capital at White Mountains is comprised of White Mountains’s common shareholders’ equity, debt and noncontrolling interests other than noncontrolling interests attributable to BAM. Total adjusted capital is a non-GAAP financial measure, which is derived by adjusting total capital (i) to include a discount for the time value of money arising from the expected timing of cash payments of principal and interest on the BAM Surplus Notes and (ii) to add back the unearned premium reserve, net of deferred acquisition costs, at HG Global. The reconciliation of total capital to total adjusted capital is included on page 61.

CRITICAL ACCOUNTING ESTIMATES

Refer to the Company’s 2022 Annual Report on Form 10-K for a complete discussion regarding White Mountains’s critical accounting estimates.

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

These statements are based on certain assumptions and analyses made by White Mountains in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors believed to be appropriate in the circumstances. However, whether actual results and developments will conform to its expectations and predictions is subject to risks and uncertainties that could cause actual results to differ materially from expectations, including:

•the risks that are described from time to time in White Mountains’s filings with the Securities and Exchange Commission, including but not limited to White Mountains’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022;
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

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

Refer to White Mountains’s 2022 Annual Report on Form 10-K and in particular Item 7A. - “Quantitative and Qualitative Disclosures About Market Risk.”

Item 4.Controls and Procedures.

The Principal Executive Officer (“PEO”) and the Principal Financial Officer (“PFO”) of White Mountains have evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2023. Based on that evaluation, the PEO and PFO have concluded that White Mountains’s disclosure controls and procedures are adequate and effective.
There were no changes to White Mountains’s internal control over financial reporting that occurred during the first quarter of 2023 that have materially affected, or are reasonably likely to materially affect White Mountains’s internal control over financial reporting.

Part II.OTHER INFORMATION

Item 1.Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes to any of the risk factors previously disclosed in the Registrant’s 2022 Annual Report on Form 10-K.

Item 2.Issuer Purchases of Equity Securities.

Months	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (1)
January 1 - January 31, 2023	4,629	$1,414.33	—	320,550
February 1 - February 28, 2023	—	$—	—	320,550
March 1 - March 31, 2023	13,994	$1,342.42	13,994	306,556
Total	18,623	$1,360.30	13,994	306,556
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

WHITE MOUNTAINS INSURANCE GROUP, LTD.
(Registrant)

Date:	May 9, 2023	By: /s/ Michaela J. Hildreth
Michaela J. Hildreth
Managing Director and Chief Accounting Officer