Form 10-Q
period 2023-06-30
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2023-08-07
CIK 776867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2023

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

As of August 3, 2023, 2,560,452 common shares with a par value of $1.00 per share were outstanding (which includes 37,595 restricted common shares that were not vested at such date).

WHITE MOUNTAINS INSURANCE GROUP, LTD.

Part I.FINANCIAL INFORMATION.
Item 1.Financial Statements
WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2023	December 31, 2022
Millions, except share and per share amounts
Assets
Financial Guarantee (HG Global/BAM)
Fixed maturity investments, at fair value	$932.9	$909.9
Short-term investments, at fair value	67.5	65.9
Total investments	1,000.4	975.8
Cash	2.9	18.2
Insurance premiums receivable	6.4	6.6
Deferred acquisition costs	37.4	36.0
Other assets	25.3	21.9
Total Financial Guarantee assets	1,072.4	1,058.5
P&C Insurance and Reinsurance (Ark/WM Outrigger)
Fixed maturity investments, at fair value	755.8	772.8
Common equity securities, at fair value	382.6	334.6
Short-term investments, at fair value	640.3	484.6
Other long-term investments	410.7	373.6
Total investments	2,189.4	1,965.6
Cash	101.7	101.5
Reinsurance recoverables	669.7	595.3
Insurance premiums receivable	1,077.2	544.1
Deferred acquisition costs	232.1	127.2
Goodwill and other intangible assets	292.5	292.5
Other assets	69.4	65.2
Total P&C Insurance and Reinsurance assets	4,632.0	3,691.4
Asset Management (Kudu)
Short-term investments, at fair value	4.1	—
Other long-term investments	737.1	695.9
Total investments	741.2	695.9
Cash (restricted $13.4 and $12.2)	25.0	101.4
Accrued investment income	13.1	12.4
Goodwill and other intangible assets	8.4	8.6
Other assets	10.0	7.6
Total Asset Management assets	797.7	825.9
Other Operations
Fixed maturity investments, at fair value	252.0	238.2
Common equity securities, at fair value	272.5	333.8
Investment in MediaAlpha, at fair value	235.7	168.6
Short-term investments, at fair value	274.2	373.6
Other long-term investments	667.2	418.5
Total investments	1,701.6	1,532.7
Cash	24.9	33.9
Goodwill and other intangible assets	72.7	91.3
Other assets	75.0	155.6
Total Other Operations assets	1,874.2	1,813.5
Total assets	$8,376.3	$7,389.3
See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS (CONTINUED)
(Unaudited)

	June 30, 2023	December 31, 2022
Millions, except share and per share amounts
Liabilities
Financial Guarantee (HG Global/BAM)
Unearned insurance premiums	$303.7	$298.3
Debt	146.7	146.5
Accrued incentive compensation	14.7	28.0
Other liabilities	34.6	29.0
Total Financial Guarantee liabilities	499.7	501.8
P&C Insurance and Reinsurance (Ark/WM Outrigger)
Loss and loss adjustment expense reserves	1,421.0	1,296.5
Unearned insurance premiums	1,376.5	623.2
Debt	185.1	183.7
Reinsurance payable	247.0	251.1
Contingent consideration	45.1	45.3
Other liabilities	116.6	122.3
Total P&C Insurance and Reinsurance liabilities	3,391.3	2,522.1
Asset Management (Kudu)
Debt	203.7	208.3
Other liabilities	51.0	65.0
Total Asset Management liabilities	254.7	273.3
Other Operations
Debt	30.6	36.7
Accrued incentive compensation	51.0	86.1
Other liabilities	23.1	34.3
Total Other Operations liabilities	104.7	157.1
Total liabilities	4,250.4	3,454.3
Equity
White Mountains’s common shareholders’ equity
White Mountains’s common shares at $1 par value per share—authorized 50,000,000 shares; issued and outstanding 2,560,452 and 2,572,156 shares	2.6	2.6
Paid-in surplus	540.6	536.0
Retained earnings	3,380.7	3,211.8
Accumulated other comprehensive income (loss), after-tax:
Net unrealized gains (losses) from foreign currency translation and interest rate swap	(1.7)	(3.5)
Total White Mountains’s common shareholders’ equity	3,922.2	3,746.9
Noncontrolling interests	203.7	188.1
Total equity	4,125.9	3,935.0
Total liabilities and equity	$8,376.3	$7,389.3
See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2023	2022	2023	2022
Revenues:
Financial Guarantee (HG Global/BAM)
Earned insurance premiums	$7.7	$10.5	$15.4	$18.9
Net investment income	7.6	4.8	14.8	9.4
Net realized and unrealized investment gains (losses)	(9.9)	(30.1)	7.1	(75.2)
Other revenues	.5	1.6	1.3	2.4
Total Financial Guarantee revenues	5.9	(13.2)	38.6	(44.5)

P&C Insurance and Reinsurance (Ark/WM Outrigger)
Earned insurance premiums	293.3	217.3	548.4	411.7
Net investment income	13.7	3.2	24.3	4.8
Net realized and unrealized investment gains (losses)	18.0	(44.6)	42.5	(62.1)
Other revenues	(2.0)	6.3	(4.7)	3.5
Total P&C Insurance and Reinsurance revenues	323.0	182.2	610.5	357.9

Asset Management (Kudu)
Net investment income	14.7	13.8	28.9	26.4
Net realized and unrealized investment gains (losses)	4.6	(17.6)	34.2	4.7
Total Asset Management revenues	19.3	(3.8)	63.1	31.1

Other Operations
Net investment income	7.0	3.3	14.0	5.1
Net realized and unrealized investment gains (losses)	76.0	(11.8)	117.8	20.1
Net realized and unrealized investment gains (losses) from investment in MediaAlpha	(77.3)	(113.5)	7.9	(94.7)
Commission revenues	3.2	2.6	6.5	5.5
Other revenues	21.3	30.9	51.9	56.6
Total Other Operations revenues	30.2	(88.5)	198.1	(7.4)
Total revenues	$378.4	$76.7	$910.3	$337.1
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2023	2022	2023	2022
Expenses:
Financial Guarantee (HG Global/BAM)
Acquisition expenses	$1.5	$4.8	$4.2	$7.8
General and administrative expenses	14.9	17.4	32.2	33.7
Interest expense	2.5	3.4	7.0	3.4
Total Financial Guarantee expenses	18.9	25.6	43.4	44.9

P&C Insurance and Reinsurance (Ark/WM Outrigger)
Loss and loss adjustment expenses	167.5	120.5	315.3	242.5
Acquisition expenses	61.4	50.2	121.2	100.1
General and administrative expenses	34.9	29.7	70.1	50.7
Change in fair value of contingent consideration	2.2	.1	(.2)	2.2
Interest expense	5.2	3.1	10.2	6.9
Total P&C Insurance and Reinsurance expenses	271.2	203.6	516.6	402.4

Asset Management (Kudu)
General and administrative expenses	4.0	3.1	7.8	5.9
Interest expense	5.3	3.3	10.0	6.1
Total Asset Management expenses	9.3	6.4	17.8	12.0

Other Operations
Cost of sales	11.6	22.4	25.5	43.8
General and administrative expenses	48.8	51.0	88.5	80.8
Interest expense	1.2	.3	2.0	.6
Total Other Operations expenses	61.6	73.7	116.0	125.2
Total expenses	361.0	309.3	693.8	584.5
Pre-tax income (loss) from continuing operations	17.4	(232.6)	216.5	(247.4)
Income tax (expense) benefit	(.2)	16.0	(12.1)	18.7
Net income (loss) from continuing operations	17.2	(216.6)	204.4	(228.7)
Net income (loss) from discontinued operations, net of tax - NSM Group	—	6.4	—	10.1
Net income (loss)	17.2	(210.2)	204.4	(218.6)
Net (income) loss attributable to noncontrolling interests	2.4	41.0	(5.3)	82.8
Net income (loss) attributable to White Mountains’s common shareholders	$19.6	$(169.2)	$199.1	$(135.8)
See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2023	2022	2023	2022
Net income (loss) attributable to White Mountains’s common shareholders	$19.6	$(169.2)	$199.1	$(135.8)
Other comprehensive income, net of tax:
Other comprehensive income (loss), net of tax	1.4	(1.1)	2.6	(1.5)
Other comprehensive income (loss) from discontinued operations, net of tax - NSM Group	—	(4.0)	—	(5.9)
Comprehensive income (loss)	21.0	(174.3)	201.7	(143.2)
Other comprehensive (income) loss attributable to noncontrolling interests	(.4)	.5	(.8)	.7
Comprehensive income (loss) attributable to White Mountains’s common shareholders	$20.6	$(173.8)	$200.9	$(142.5)

Earnings (loss) per share attributable to White Mountains’s common shareholders:

Basic earnings (loss) per share
Continuing operations	$7.65	$(58.78)	$77.57	$(48.57)
Discontinued operations	—	1.98	—	3.17
Total consolidated operations	$7.65	$(56.80)	$77.57	$(45.40)
Diluted earnings (loss) per share
Continuing operations	$7.65	$(58.78)	$77.57	$(48.57)
Discontinued operations	—	1.98	—	3.17
Total consolidated operations	$7.65	$(56.80)	$77.57	$(45.40)
Dividends declared and paid per White Mountains’s common share	$—	$—	$1.00	$1.00
See Notes to Consolidated Financial Statements.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	White Mountains’s Common Shareholders’ Equity
Millions	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Non-controlling interest	Total Equity
Balance at March 31, 2023	$537.8	$3,367.3	$(2.7)	$3,902.4	$190.4	$4,092.8
Net income (loss)	—	19.6	—	19.6	(2.4)	17.2
Other comprehensive income (loss), net of tax	—	—	1.0	1.0	.4	1.4
Total comprehensive income (loss)	—	19.6	1.0	20.6	(2.0)	18.6
Dividends to noncontrolling interests	—	—	—	—	(.6)	(.6)
Issuances of common shares	2.0	—	—	2.0	—	2.0
Repurchases and retirements of common shares	(1.2)	(6.2)	—	(7.4)	—	(7.4)
BAM member surplus contribution, net of tax	—	—	—	—	14.7	14.7
Amortization of restricted share awards	4.1	—	—	4.1	—	4.1
Recognition of equity-based compensation expense of subsidiaries	.5	—	—	.5	.1	.6
Net contributions and dilution from other noncontrolling interests	—	—	—	—	1.1	1.1
Balance at June 30, 2023	$543.2	$3,380.7	$(1.7)	$3,922.2	$203.7	$4,125.9

	White Mountains’s Common Shareholders’ Equity
Millions	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Non-controlling interest	Total Equity
Balance at March 31, 2022	$586.3	$2,956.2	$(.4)	$3,542.1	$127.2	$3,669.3
Net income (loss)	—	(169.2)	—	(169.2)	(41.0)	(210.2)
Other comprehensive income (loss), net of tax	—	—	(.6)	(.6)	(.5)	(1.1)
Net gain (loss) from foreign currency translation from sale of discontinued operations, net of tax - NSM Group	—	—	(4.0)	(4.0)	—	(4.0)
Total comprehensive income (loss)	—	(169.2)	(4.6)	(173.8)	(41.5)	(215.3)
Dividends to noncontrolling interests	—	—	—	—	(6.4)	(6.4)
Issuances of common shares	2.2	—	—	2.2	—	2.2
Issuance of shares of non-controlling interests	—	—	—	—	74.6	74.6
Repurchases and retirements of common shares	(10.4)	(52.2)	—	(62.6)	—	(62.6)
BAM member surplus contributions, net of tax	—	—	—	—	24.0	24.0
Amortization of restricted share awards	3.6	—	—	3.6	—	3.6
Recognition of equity-based compensation expense of subsidiaries	6.5	—	—	6.5	.4	6.9
Net contributions and dilution from other noncontrolling interests	15.0	(9.7)	—	5.3	(9.6)	(4.3)
Balance at June 30, 2022	$603.2	$2,725.1	$(5.0)	$3,323.3	$168.7	$3,492.0
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)
(Unaudited)

	White Mountains’s Common Shareholders’ Equity
Millions	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Non-controlling interest	Total Equity
Balance at January 1, 2023	$538.6	$3,211.8	$(3.5)	$3,746.9	$188.1	$3,935.0
Net income (loss)	—	199.1	—	199.1	5.3	204.4
Other comprehensive income (loss), net of tax	—	—	1.8	1.8	.8	2.6
Total comprehensive income (loss)	—	199.1	1.8	200.9	6.1	207.0
Dividends declared on common shares	—	(2.6)	—	(2.6)	—	(2.6)
Dividends to noncontrolling interests	—	—	—	—	(7.8)	(7.8)
Issuances of common shares	2.1	—	—	2.1	—	2.1
Repurchases and retirements of common shares	(5.1)	(27.6)	—	(32.7)	—	(32.7)
BAM member surplus contributions, net of tax	—	—	—	—	26.5	26.5
Amortization of restricted share awards	7.2	—	—	7.2	—	7.2
Recognition of equity-based compensation expense of subsidiaries	.9	—	—	.9	.3	1.2
Net contributions (distributions) and dilution from other noncontrolling interests	(.5)	—	—	(.5)	(.1)	(.6)
Disposition of noncontrolling interests	—	—	—	—	(9.4)	(9.4)
Balance at June 30, 2023	$543.2	$3,380.7	$(1.7)	$3,922.2	$203.7	$4,125.9

	White Mountains’s Common Shareholders’ Equity
Millions	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Non-controlling interest	Total Equity
Balance at January 1, 2022	$588.9	$2,957.5	$1.7	$3,548.1	$156.6	$3,704.7
Net income (loss)	—	(135.8)	—	(135.8)	(82.8)	(218.6)
Other comprehensive income (loss), net of tax	—	—	(.8)	(.8)	(.7)	(1.5)
Net gain (loss) from foreign currency translation from sale of discontinued operations, net of tax - NSM Group	—	—	(5.9)	(5.9)	—	(5.9)
Total comprehensive income (loss)	—	(135.8)	(6.7)	(142.5)	(83.5)	(226.0)
Dividends declared on common shares	—	(3.0)	—	(3.0)	—	(3.0)
Dividends to noncontrolling interests	—	—	—	—	(7.0)	(7.0)
Issuances of common shares	3.0	—	—	3.0	—	3.0
Issuance of shares of non-controlling interests	—	—	—	—	74.6	74.6
Repurchases and retirements of common shares	(17.7)	(83.9)	—	(101.6)	—	(101.6)
BAM member surplus contributions, net of tax	—	—	—	—	36.3	36.3
Amortization of restricted share awards	6.5	—	—	6.5	—	6.5
Recognition of equity-based compensation expense of subsidiaries	7.7	—	—	7.7	.6	8.3
Net contributions and dilution from other noncontrolling interests	14.8	(9.7)	—	5.1	(8.9)	(3.8)
Balance at June 30, 2022	$603.2	$2,725.1	$(5.0)	$3,323.3	$168.7	$3,492.0
See Notes to Consolidated Financial Statements.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
Millions	2023	2022
Cash flows from operations:
Net income (loss)	$204.4	$(218.6)
Adjustments to reconcile net income to net cash provided from (used for) operations:
Net realized and unrealized investment (gains) losses	(201.6)	112.5
Net realized and unrealized investment (gains) losses from investment in MediaAlpha	(7.9)	94.7
Deferred income tax expense (benefit)	(4.5)	4.0
Amortization of restricted share awards	7.2	6.5
Amortization (accretion) and depreciation	(5.0)	8.4
Net (income) loss from discontinued operation, net of tax - NSM Group	—	(10.1)
Other operating items:
Net change in reinsurance recoverables	(74.4)	11.4
Net change in insurance premiums receivable	(532.9)	(478.8)
Net change in deferred acquisition costs	(106.3)	(85.0)
Net change in loss and loss adjustment expense reserves	124.5	127.4
Net change in unearned insurance premiums	758.7	532.4
Net change in reinsurance payable	(4.1)	(5.3)
Net change in restricted cash	1.2	2.8
Proceeds from Kudu’s Participation Contracts sold	74.6	(52.8)
Contributions to Kudu’s Participation Contracts	(81.6)	—
Net other operating activities	4.4	(46.3)
Net cash provided from (used for) operations - continuing operations	156.7	3.2
Net cash provided from (used for) operations - NSM Group discontinued operations (Note 19)	—	36.7
Net cash provided from (used for) operations	156.7	39.9
Cash flows from investing activities:
Net change in short-term investments	(42.6)	212.6
Sales of fixed maturity investments	90.5	153.4
Maturities, calls and paydowns of fixed maturity investments	146.3	75.6
Sales of common equity securities	119.2	—
Distributions and redemptions of other long-term investments	18.7	46.5
Proceeds from the sale of other businesses, net of cash sold of $0.8 and $0.0	17.3	19.5
Purchases of consolidated subsidiaries, net of cash acquired of $0.0 and $0.3	—	(67.9)
Purchases of fixed maturity investments	(240.5)	(330.8)
Purchases of common equity securities and investment in MediaAlpha	(104.2)	(38.1)
Purchases of other long-term investments	(215.9)	(50.4)
Net other investing activities	(11.6)	5.7
Net cash provided from (used for) investing activities - continuing operations	(222.8)	26.1
Net cash provided from (used for) investing activities - NSM Group discontinued operations (Note 19)	—	7.1
Net cash provided from (used for) investing activities	(222.8)	33.2
Cash flows from financing activities:
Draw down of debt and revolving line of credit	12.0	203.0
Repayment of debt and revolving line of credit	(23.1)	(2.4)
Cash dividends paid to common shareholders	(2.6)	(3.0)
Common shares repurchased	(32.7)	(101.6)
Net contributions from (distributions to) other noncontrolling interests	(7.5)	(6.5)
Net (contributions to) distributions from discontinued operations	—	11.6
Acquisition of subsidiary shares from non-controlling interest shareholders	—	74.6
BAM member surplus contributions	26.5	36.3
Fidus Re premium payments	(6.9)	(3.8)
Net other financing activities	(.1)	(1.8)
Net cash provided from (used for) financing activities - continuing operations	(34.4)	206.4
Net cash provided from (used for) financing activities - NSM Group discontinued operations (Note 19)	—	(16.9)
Net cash provided from (used for) financing activities	(34.4)	189.5
Net change in cash during the period - continuing operations	(100.5)	235.7
Cash balances at beginning of period (includes restricted cash balances of $12.2 and $4.5 and excludes discontinued operations cash balances of $0.0 and $111.6)	255.0	147.7
Cash balances at end of period (includes restricted cash balances of $13.4 and $7.3 and excludes discontinued operations cash balances of $0.0 and $142.7)	$154.5	$383.4
Supplemental cash flows information:
Interest paid	$(11.6)	$(6.3)
Net income tax payments	(27.8)	(3.8)
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

Reportable Segments
As of June 30, 2023, White Mountains conducted its operations through three reportable segments: (1) HG Global/BAM, (2) Ark/WM Outrigger, and (3) Kudu, with our remaining operating businesses, holding companies and other assets included in Other Operations. White Mountains has made its segment determination based on consideration of the following criteria: (i) the nature of the business activities of each of the Company’s subsidiaries and affiliates; (ii) the manner in which the Company’s subsidiaries and affiliates are organized; (iii) the existence of primary managers responsible for specific subsidiaries and affiliates; and (iv) the organization of information provided to the Company’s chief operating decision makers and its Board of Directors. See Note 14 — “Segment Information.”
The HG Global/BAM segment consists of HG Global Ltd. and its wholly-owned subsidiaries (collectively, “HG Global”) and the consolidated results of Build America Mutual Assurance Company (“BAM”) (collectively with HG Global, “HG Global/BAM”). BAM is the first and only mutual municipal bond insurance company in the United States. By insuring the timely payment of principal and interest, BAM provides market access to, and lowers interest expense for, issuers of municipal bonds used to finance essential public purpose projects, such as schools, utilities and transportation facilities. BAM is owned by and operated for the benefit of its members, the municipalities that purchase BAM’s insurance for their debt issuances. HG Global was established to fund the startup of BAM and, through its reinsurance subsidiary, HG Re Ltd. (“HG Re”), to provide up to 15%-of-par, first loss reinsurance protection for policies underwritten by BAM. HG Global, together with its subsidiaries, funded the initial capitalization of BAM through the purchase of $503.0 million of surplus notes issued by BAM (the “BAM Surplus Notes”). As of June 30, 2023 and December 31, 2022, White Mountains owned 96.9% of HG Global’s preferred equity and 88.4% of its common equity. White Mountains does not have an ownership interest in BAM. However, White Mountains is required to consolidate BAM’s results in its financial statements because BAM is a variable interest entity (“VIE”) for which White Mountains is the primary beneficiary. BAM’s results are all attributed to noncontrolling interests.

The Ark/WM Outrigger segment consists of Ark Insurance Holdings Limited and its subsidiaries (collectively, “Ark”) and Outrigger Re Ltd. Segregated Account 2023-1 (“WM Outrigger Re”) (collectively with Ark, “Ark/WM Outrigger”). Ark is a specialty property and casualty insurance and reinsurance company that offers a wide range of niche insurance and reinsurance products, including property, specialty, marine & energy, casualty and accident & health. Ark underwrites select coverages through Lloyd’s Syndicates 4020 and 3902 (the “Syndicates”) and its wholly-owned subsidiary Group Ark Insurance Limited (“GAIL”). White Mountains acquired a controlling ownership interest in Ark on January 1, 2021 (the “Ark Transaction”). As of June 30, 2023 and December 31, 2022, White Mountains owned 72.0% of Ark on a basic shares outstanding basis (63.0% after taking account of management’s equity incentives). The remaining shares are owned by current and former employees. In the future, management rollover shareholders could earn additional shares in Ark if and to the extent that White Mountains achieves certain multiple of invested capital return thresholds. If fully earned, these additional shares would represent 12.5% of the shares outstanding at closing. For the years of account prior to the Ark Transaction, a significant proportion of the Syndicates’ underwriting capital was provided by third-party insurance and reinsurance groups (“TPC Providers”) using whole account reinsurance contracts with Ark’s corporate member. For the years of account subsequent to the Ark Transaction, Ark is no longer using TPC Providers to provide underwriting capital for the Syndicates. Captions within results of operations and other comprehensive income for the three and six months ended June 30, 2022 are shown net of amounts relating to the TPC Providers’ share of the Syndicates’ results, including investment results. During the fourth quarter of 2022, Ark sponsored the formation of Outrigger Re Ltd., a Bermuda company registered as a special purpose insurer and segregated accounts company, to provide collateralized reinsurance protection on Ark’s Bermuda global property catastrophe excess of loss portfolio written in calendar year 2023. Outrigger Re Ltd. issued non-voting redeemable preference shares on behalf of four segregated accounts to White Mountains and unrelated third-party investors. White Mountains consolidates the results of its segregated account, WM Outrigger Re, in its financial statements. See Note 2 — “Significant Transactions.” As of June 30, 2023 and December 31, 2022, White Mountains owned 100.0% of WM Outrigger Re’s preferred equity.
The Kudu segment consists of Kudu Investment Management, LLC and its subsidiaries (collectively “Kudu”). Kudu provides capital solutions for boutique asset and wealth managers for a variety of purposes including generational ownership transfers, management buyouts, acquisition and growth finance and legacy partner liquidity. Kudu also provides strategic assistance to investees from time to time. Kudu’s capital solutions generally are structured as minority preferred equity stakes with distribution rights, typically tied to gross revenues and designed to generate immediate cash yields. As of June 30, 2023 and December 31, 2022, White Mountains owned 89.2% and 89.3% of Kudu’s basic units outstanding (76.1% and 76.1% on a fully diluted, fully converted basis).
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

WM Outrigger Re
During the fourth quarter of 2022, Ark sponsored the formation of Outrigger Re Ltd., a Bermuda company registered as a special purpose insurer and segregated accounts company, to provide reinsurance capacity to Ark. On December 20, 2022, Outrigger Re Ltd. issued $250.0 million of non-voting redeemable preference shares on behalf of four segregated accounts to White Mountains and unrelated third-party investors. Upon issuance of the preference shares, Outrigger Re Ltd. entered into collateralized quota share agreements with GAIL to provide reinsurance protection on Ark’s Bermuda global property catastrophe excess of loss portfolio written in calendar year 2023. The proceeds from the issuance of the preference shares were deposited into collateral trust accounts to fund any potential obligations under the reinsurance agreements with GAIL. Outrigger Re Ltd.’s obligations under the reinsurance agreements with GAIL are subject to an aggregate limit equal to the assets in the collateral trusts at any point in time. The terms of the reinsurance agreements are renewable upon the mutual agreement of Ark and the applicable preference shareholder.
White Mountains purchased 100% of the preference shares issued by its segregated account, WM Outrigger Re, for $205.0 million. White Mountains consolidates WM Outrigger Re’s results in its financial statements. WM Outrigger Re’s quota share reinsurance agreement with GAIL eliminates in White Mountains’s consolidated financial statements.

Kudu
On May 26, 2022, Kudu raised $114.5 million of equity capital (the “Kudu Transaction”) from Massachusetts Mutual Life Insurance Company (“Mass Mutual”), White Mountains and Kudu management. Mass Mutual, White Mountains and Kudu management contributed $64.1 million, $50.0 million and $0.4 million at a pre-money valuation of 1.3x book value, or $114.0 million above the December 31, 2021 equity value of Kudu’s go-forward portfolio of revenue and earnings participation contracts (“Participation Contracts”). The go-forward portfolio of Kudu’s Participation Contracts excluded $54.3 million of enterprise value as of December 31, 2021 relating to two portfolio companies that had announced sale transactions prior to the capital raise. As a result of the Kudu Transaction, White Mountains’s basic ownership of Kudu decreased from 99.1% to 89.3%.

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
Realized investment gains (losses) resulting from sales of investment securities are accounted for using the specific identification method. Premiums and discounts on all fixed maturity investments are amortized or accreted to income over the anticipated life of the investment. Short-term investments consist of interest-bearing money market funds, certificates of deposit and other securities, which at the time of purchase, mature or become available for use within one year.  Short-term investments are carried at fair value, which approximated amortized cost, as of June 30, 2023 and December 31, 2022.
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
The following table presents pre-tax net investment income for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2023	2022	2023	2022
Fixed maturity investments	$15.5	$9.4	$30.0	$17.6
Short-term investments	11.3	.4	21.0	.5
Common equity securities	1.3	.1	2.6	.1
Other long-term investments	15.3	15.6	29.4	28.8
Amount attributable to TPC Providers	—	—	—	(.5)
Total investment income	43.4	25.5	83.0	46.5
Third-party investment expenses	(.4)	(.4)	(1.0)	(.8)
Net investment income, pre-tax	$43.0	$25.1	$82.0	$45.7

Net Realized and Unrealized Investment Gains (Losses)
The following table presents net realized and unrealized investment gains (losses) for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2023	2022	2023	2022
Realized investment gains (losses)
Fixed maturity investments	$(1.3)	$(4.8)	$(1.4)	$(5.9)
Short-term investments	.2	(.1)	(.1)	(.3)
Common equity securities	12.6	—	12.6	—
Other long-term investments	1.1	2.0	48.3	20.7
Net realized investment gains (losses)	12.6	(2.9)	59.4	14.5
Unrealized investment gains (losses)
Fixed maturity investments	(11.5)	(54.6)	18.2	(134.1)
Short-term investments	.2	(.7)	1.3	(.5)
Common equity securities	18.9	(11.6)	48.3	(10.6)
Investment in MediaAlpha	(77.3)	(113.5)	7.9	(94.7)
Other long-term investments	68.5	(37.0)	74.4	13.4
Net unrealized investment gains (losses)	(1.2)	(217.4)	150.1	(226.5)
Net realized and unrealized investment gains (losses), before amount attributable to TPC providers (1)	11.4	(220.3)	209.5	(212.0)
Amount attributable to TPC Providers	—	2.7	—	4.8
Net realized and unrealized investment gains (losses)	$11.4	$(217.6)	$209.5	$(207.2)
Fixed maturity and short-term investments
Net realized and unrealized investment gains (losses)	$(12.4)	$(60.2)	$18.0	$(140.8)
Less: net realized and unrealized gains (losses) on investment securities sold during the period	.4	(2.1)	2.2	(3.1)
Net unrealized investment gains (losses) recognized during the period on investment securities held at the end of the period	$(12.8)	$(58.1)	$15.8	$(137.7)
Common equity securities and investment in MediaAlpha
Net realized and unrealized investment gains (losses) on common equity securities	$31.5	$(11.6)	$60.9	$(10.6)
Net realized and unrealized investment gains (losses) from investment in MediaAlpha	(77.3)	(113.5)	7.9	(94.7)
Total net realized and unrealized investment gains (losses)	(45.8)	(125.1)	68.8	(105.3)
Less: net realized and unrealized gains (losses) on investment securities sold during the period	3.8	—	3.8	—
Net unrealized investment gains (losses) recognized during the period on investment securities held at the end of the period	$(49.6)	$(125.1)	$65.0	$(105.3)
(1) For the three months ended June 30, 2023 and 2022, includes $5.5 and $(24.5) of realized and unrealized investment gains (losses) related to foreign currency exchange. For the six months ending June 30, 2023 and 2022, includes $10.9 and $(21.8) of realized and unrealized investment gains (losses) related to foreign currency exchange.

The following table presents total net unrealized gains (losses) attributable to Level 3 investments for the three and six months ended June 30, 2023 and 2022 for investments still held at the end of the period:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2023	2022	2023	2022
Total net unrealized investment gains on other long-term investments held at the end of the period, pre-tax	$14.4	$(10.2)	$51.4	$17.0

Investment Holdings

The following tables present the cost or amortized cost, gross unrealized investment gains (losses), net foreign currency gains (losses) and carrying values of White Mountains’s fixed maturity investments as of June 30, 2023 and December 31, 2022:

	June 30, 2023
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Foreign Currency Gains (Losses)	Carrying Value
U.S. Government and agency obligations	$227.6	$—	$(9.4)	$—	$218.2
Debt securities issued by corporations	1,061.8	.3	(67.9)	(1.7)	992.5
Municipal obligations	273.6	—	(19.4)	—	254.2
Mortgage and asset-backed securities	321.9	—	(33.9)	—	288.0
Collateralized loan obligations	192.4	.2	(3.6)	(1.2)	187.8
Total fixed maturity investments	$2,077.3	$.5	$(134.2)	$(2.9)	$1,940.7

	December 31, 2022
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Foreign Currency Gains (Losses)	Carrying Value
U.S. Government and agency obligations	$216.6	$—	$(10.2)	$—	$206.4
Debt securities issued by corporations	1,098.3	.6	(78.3)	(1.8)	1,018.8
Municipal obligations	281.6	.4	(23.4)	—	258.6
Mortgage and asset-backed securities	288.7	—	(34.5)	—	254.2
Collateralized loan obligations	190.8	.1	(6.0)	(2.0)	182.9
Total fixed maturity investments	$2,076.0	$1.1	$(152.4)	$(3.8)	$1,920.9

The following table presents the cost or amortized cost and carrying values of White Mountains’s fixed maturity investments by contractual maturity as of June 30, 2023. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	June 30, 2023
Millions	Cost or Amortized Cost	Carrying Value
Due in one year or less	$276.3	$269.7
Due after one year through five years	876.2	819.9
Due after five years through ten years	311.7	285.0
Due after ten years	98.8	90.3
Mortgage and asset-backed securities and collateralized loan obligations	514.3	475.8
Total fixed maturity investments	$2,077.3	$1,940.7

The following tables present the cost or amortized cost, gross unrealized investment gains (losses), net foreign currency gains (losses), and carrying values of common equity securities, White Mountains’s investment in MediaAlpha and other long-term investments as of June 30, 2023 and December 31, 2022:

	June 30, 2023
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Foreign Currency Gains (Losses)	Carrying Value
Common equity securities	$599.0	$64.1	$(1.8)	$(6.2)	$655.1
Investment in MediaAlpha	$59.2	$176.5	$—	$—	$235.7
Other long-term investments	$1,593.3	$337.5	$(104.7)	$(11.1)	$1,815.0

	December 31, 2022
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Foreign Currency Gains (Losses)	Carrying Value
Common equity securities	$660.6	$26.7	$(8.4)	$(10.5)	$668.4
Investment in MediaAlpha	$—	$168.6	$—	$—	$168.6
Other long-term investments	$1,340.8	$271.1	$(107.1)	$(16.8)	$1,488.0

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
As of June 30, 2023 and December 31, 2022, White Mountains used quoted market prices or other observable inputs to determine fair value for approximately 68% and 72% of the investment portfolio.

Fair Value Measurements by Level

The following tables present White Mountains’s fair value measurements for investments as of June 30, 2023 and December 31, 2022 by level. The major security types were based on the legal form of the securities. White Mountains has disaggregated its fixed maturity investments based on the issuing entity type, which impacts credit quality, with debt securities issued by U.S. government entities carrying minimal credit risk, while the credit and other risks associated with other issuers, such as corporations, municipalities or entities issuing mortgage and asset-backed securities vary depending on the nature of the issuing entity type. White Mountains further disaggregates debt securities issued by corporations by industry sector because investors often reference commonly used benchmarks and their subsectors to monitor risk and performance. Accordingly, White Mountains has further disaggregated this asset class into subclasses based on the similar sectors and industry classifications it uses to evaluate investment risk and performance against commonly used benchmarks, such as the Bloomberg Barclays U.S. Intermediate Aggregate.

	June 30, 2023
Millions	Fair Value	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. Government and agency obligations	$218.2	$218.2	$—	$—
Debt securities issued by corporations:
Financials	289.8	—	289.8	—
Consumer	193.1	—	193.1	—
Healthcare	122.7	—	122.7	—
Technology	116.2	—	116.2	—
Industrial	111.7	—	111.7	—
Utilities	66.2	—	66.2	—
Communications	42.7	—	42.7	—
Energy	29.1	—	29.1	—
Materials	21.0	—	21.0	—
Total debt securities issued by corporations	992.5	—	992.5	—
Municipal obligations	254.2	—	254.2	—
Mortgage and asset-backed securities	288.0	—	288.0	—
Collateralized loan obligations	187.8	—	187.8	—
Total fixed maturity investments	1,940.7	218.2	1,722.5	—
Short-term investments	986.1	982.2	3.9	—
Common equity securities:
Exchange-traded funds	272.5	272.5	—	—
Other (1)	382.6	—	382.6	—
Total common equity securities	655.1	272.5	382.6	—
Investment in MediaAlpha	235.7	235.7	—	—
Other long-term investments	1,033.3	—	14.9	1,018.4
Other long-term investments — NAV (2)	781.7	—	—	—
Total other long-term investments	1,815.0	—	14.9	1,018.4
Total investments	$5,632.6	$1,708.6	$2,123.9	$1,018.4
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

Investments Held on Deposit or as Collateral

As of June 30, 2023 and December 31, 2022, investments of $524.0 million and $500.5 million were held in trusts required to be maintained in relation to HG Global’s reinsurance agreements with BAM.
HG Global is required to maintain an interest reserve account in connection with its senior notes issued in 2022. As of June 30, 2023 and December 31, 2022, the fair value of the interest reserve account, which was included in short-term investments, was $29.7 million and $31.2 million. See Note 7 - “Debt.”
BAM is required to maintain deposits with certain insurance regulatory agencies in order to maintain its insurance licenses. The fair value of such deposits, which represent state deposits and are included within the investment portfolio, totaled $4.6 million as of both June 30, 2023 and December 31, 2022.
Lloyd’s trust deposits are generally required of Lloyd's syndicates to protect policyholders in non-U.K. markets and are pledged into Lloyd’s trust accounts to provide a portion of the capital needed to support obligations at Lloyd’s. As of June 30, 2023 and December 31, 2022, Ark held Lloyd’s trust deposits with a fair value of $152.3 million and $137.4 million.

The underwriting capacity of a member of Lloyd’s must be supported by providing a deposit (“Funds at Lloyd’s”) in the form of cash, securities or letters of credit in an amount determined by Lloyd’s. The amount of such deposit is calculated for each member through the completion of an annual capital adequacy exercise. These requirements allow Lloyd’s to evaluate whether each member has sufficient assets to meet its underwriting liabilities plus a required solvency margin. As of June 30, 2023 and December 31, 2022, the fair value of Ark’s Funds at Lloyd’s investment deposits totaled $335.3 million and $319.2 million.
As of June 30, 2023 and December 31, 2022, Ark held additional investments on deposit or as collateral for insurance regulators and reinsurance counterparties of $244.9 million and $257.0 million.
As of June 30, 2023 and December 31, 2022, Ark had $145.5 million and $90.3 million of short-term investments pledged as collateral under uncommitted standby letters of credit. See Note 7 — “Debt.”
As of June 30, 2023 and December 31, 2022, short-term investments of $211.4 million and $203.7 million were held in a collateral trust account required to be maintained in relation to WM Outrigger Re’s reinsurance agreement with GAIL.

Debt Securities Issued by Corporations

The following table presents the credit ratings of debt securities issued by corporations held in White Mountains’s investment portfolio as of June 30, 2023 and December 31, 2022:

	Fair Value at
Millions	June 30, 2023	December 31, 2022
AAA	$12.7	$11.3
AA	87.7	96.0
A	552.4	567.9
BBB	333.4	337.7
Other	6.3	5.9
Debt securities issued by corporations (1)	$992.5	$1,018.8
(1)    Credit ratings are based upon issuer credit ratings provided by Standard & Poor’s Financial Services LLC (“Standard & Poor’s”), or if unrated by Standard & Poor’s, long-term obligation ratings provided by Moody’s Investor Service, Inc.

Mortgage and Asset-backed Securities and Collateralized Loan Obligations

The following table presents the fair value of White Mountains’s mortgage and asset-backed securities and collateralized loan obligations as of June 30, 2023 and December 31, 2022:

	June 30, 2023			December 31, 2022
Millions	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
Mortgage-backed securities:
Agency:
FNMA	$155.6	$155.6	$—	$124.5	$124.5	$—
FHLMC	86.2	86.2	—	78.8	78.8	—
GNMA	31.6	31.6	—	28.3	28.3	—
Total agency (1)	273.4	273.4	—	231.6	231.6	—
Non-agency: Residential	.2	.2	—	.3	.3	—
Total non-agency	.2	.2	—	.3	.3	—
Total mortgage-backed securities	273.6	273.6	—	231.9	231.9	—
Other asset-backed securities:
Credit card receivables	3.2	3.2	—	11.9	11.9	—
Vehicle receivables	11.2	11.2	—	10.4	10.4	—
Total other asset-backed securities	14.4	14.4	—	22.3	22.3	—
Total mortgage and asset-backed securities	288.0	288.0	—	254.2	254.2	—
Collateralized loan obligations	187.8	187.8	—	182.9	182.9	—
Total mortgage and asset-backed securities and collateralized loan obligations	$475.8	$475.8	$—	$437.1	$437.1	$—
(1)    Represents publicly traded mortgage-backed securities which carry the full faith and credit guaranty of the U.S. Government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

As of June 30, 2023, White Mountains’s investment portfolio included $187.8 million of collateralized loan obligations that are within the senior tranches of their respective fund securitization structures. All of White Mountains’s collateral loan obligations were rated AAA or AA as of June 30, 2023.

Investment in MediaAlpha

In 2020, MediaAlpha completed an initial public offering (the “MediaAlpha IPO”). Following the MediaAlpha IPO, White Mountains’s investment in MediaAlpha is accounted for at fair value based on the publicly traded share price of MediaAlpha’s common stock and is presented as a separate line item on the balance sheet.
During the second quarter of 2023, White Mountains completed a tender offer to purchase 5.9 million additional shares of MediaAlpha at a purchase price of $10.00 per share. As of June 30, 2023, White Mountains owned 22.9 million shares, representing a 35.7% basic ownership interest (33.0% on a fully diluted, fully converted basis). See Note 16 — “Equity Method Eligible Investments.” At this current level of ownership, each $1.00 per share increase or decrease in the share price of MediaAlpha will result in an approximate $9.00 per share increase or decrease in White Mountains’s book value per share. At the June 30, 2023 closing price of $10.31 per share, the fair value of White Mountains’s investment in MediaAlpha was $235.7 million.

Other Long-Term Investments
The following table presents the carrying values of White Mountains’s other long-term investments by reportable segment as of June 30, 2023 and December 31, 2022:

	Fair Value at June 30, 2023
Millions	Ark/ WM Outrigger	Kudu	Other	Total
Kudu’s Participation Contracts	$—	$737.1	$—	737.1
PassportCard/DavidShield	—	—	150.0	150.0
Elementum Holdings, L.P.	—	—	30.0	30.0
Other unconsolidated entities (1)	—	—	87.5	87.5
Total unconsolidated entities	—	737.1	267.5	1,004.6
Private equity funds and hedge funds	52.8	—	236.5	289.3
Bank loan fund	184.3	—	—	184.3
ILS funds	—	—	153.3	153.3
Lloyd’s trust deposits	152.3	—	—	152.3
Private debt instruments	—	—	9.9	9.9
Other	21.3	—	—	21.3
Total other long-term investments	$410.7	$737.1	$667.2	$1,815.0
(1) Includes White Mountains’s noncontrolling equity interests in certain private common equity securities, preferred securities, limited liability company units and Simple Agreement for Future Equity (“SAFE”) investments.

	Fair Value at December 31, 2022
Millions	Ark/ WM Outrigger	Kudu	Other	Total
Kudu’s Participation Contracts	$—	$695.9	$—	$695.9
PassportCard/DavidShield	—	—	135.0	135.0
Elementum Holdings, L.P.	—	—	30.0	30.0
Other unconsolidated entities (1)	—	—	37.2	37.2
Total unconsolidated entities	—	695.9	202.2	898.1
Private equity funds and hedge funds	40.4	—	157.4	197.8
Bank loan fund	174.8	—	—	174.8
ILS funds	—	—	49.3	49.3
Lloyd’s trust deposits	137.4	—	—	137.4
Private debt instruments	—	—	9.6	9.6
Other	21.0	—	—	21.0
Total other long-term investments	$373.6	$695.9	$418.5	$1,488.0
(1) Includes White Mountains’s noncontrolling equity interests in certain private common equity securities, preferred securities, limited liability company units and Simple Agreement for Future Equity (“SAFE”) investments.

Private Equity Funds and Hedge Funds
White Mountains invests in private equity funds and hedge funds, which are included in other long-term investments. The fair value of these investments is generally estimated using the NAV of the funds. As of June 30, 2023, White Mountains held investments in eighteen private equity funds and two hedge funds. The largest investment in a single private equity fund or hedge fund was $54.3 million as of June 30, 2023 and $49.0 million and December 31, 2022.
The following table presents the fair value of investments and unfunded commitments in private equity funds and hedge funds by investment objective and sector as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
Millions	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Private equity funds
Aerospace/Defense/Government	$139.8	$32.3	$59.4	$37.5
Financial services	85.7	44.9	77.1	54.3
Real estate	4.2	2.5	4.1	2.5
Total private equity funds	229.7	79.7	140.6	94.3
Hedge funds
Long/short equity financials and business services	49.8	—	49.0	—
European small/mid cap	9.8	—	8.2	—
Total hedge funds	59.6	—	57.2	—
Total private equity funds and hedge funds included in other long-term investments	$289.3	$79.7	$197.8	$94.3

Investments in private equity funds are generally subject to a lock-up period during which investors may not request a redemption. Distributions prior to the expected termination date of the fund may be limited to dividends or proceeds arising from the liquidation of the fund’s underlying investments. In addition, certain private equity funds have the option to extend the lock-up period.
The following table presents investments in private equity funds that were subject to lock-up periods as of June 30, 2023:

Millions	1 – 3 years	3 – 5 years	5 – 10 years	>10 years	Total
Private equity funds — expected lock-up period remaining	$4.3	$73.4	$141.9	$10.1	$229.7

Investors in private equity funds are generally subject to indemnification obligations outside of the capital commitment period and prior to the winding up of the fund. As of June 30, 2023 and December 31, 2022, White Mountains is not aware of any indemnification claims relating to its investments in private equity funds.
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

Bank Loan Fund
White Mountains’s other long-term investments include a bank loan fund with a fair value of $184.3 million and $174.8 million as of June 30, 2023 and December 31, 2022. The fair value of this investment is estimated using the NAV of the fund. The bank loan fund’s investment objective is to provide, on an unleveraged basis, high current income consistent with preservation of capital and low duration. The bank loan fund primarily invests in a broad portfolio of U.S. dollar-denominated, non-investment grade, floating-rate senior secured loans and may invest in other financial instruments, such as secured and unsecured corporate debt, credit default swaps, reverse repurchase agreements, synthetic indices and cash and cash equivalents.
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

Lloyd’s Trust Deposits
White Mountains’s other long-term investments include Lloyd’s trust deposits, which consist of non-U.K. deposits and Canadian comingled pooled funds. The Lloyd’s trust deposits invest primarily in short-term government securities, agency securities and corporate bonds held in trusts that are managed by Lloyd's of London. These investments are generally required of Lloyd's syndicates to protect policyholders in non-U.K. markets and are pledged into Lloyd’s trust accounts to provide a portion of the capital needed to support obligations at Lloyd’s. The fair value of the Lloyd’s trust deposits is generally estimated using the NAV of the funds. As of June 30, 2023 and December 31, 2022, White Mountains held Lloyd’s trust deposits with a fair value of $152.3 million and $137.4 million.

Insurance-Linked Securities Funds
White Mountains’s other long-term investments include ILS fund investments. The fair value of these investments is generally estimated using the NAV of the funds. As of June 30, 2023 and December 31, 2022, White Mountains held investments in ILS funds with a fair value of $153.3 million and $49.3 million.
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

Rollforward of Level 3 Investments

Level 3 measurements as of June 30, 2023 and 2022 consist of securities for which the estimated fair value has not been determined based upon quoted market price inputs for identical or similar securities. The following table presents the changes in White Mountains’s fair value measurements for Level 3 investments for the six months ended June 30, 2023 and 2022:

Level 3 Investments
Millions	Other Long-term Investments		Other Long-term Investments
Balance at December 31, 2022	$911.6	Balance at December 31, 2021	$890.6
Net realized and unrealized gains	49.5	Net realized and unrealized gains	16.6
Amortization/accretion	—	Amortization/accretion	—
Purchases and contributions	167.7	Purchases and contributions	57.8
Sales and distributions	(110.4)	Sales and distributions	(31.7)
Transfers in	—	Transfers in	—
Transfers out	—	Transfers out	—
Balance at June 30, 2023	$1,018.4	Balance at June 30, 2022	$933.3

Fair Value Measurements — Transfers Between Levels - Six months ended June 30, 2023 and 2022
Transfers between levels are recorded using the fair value measurement as of the end of the quarterly period in which the event or change in circumstance giving rise to the transfer occurred.
During the six months ended June 30, 2023 and 2022, there were no fixed maturity investments or other long-term investments classified as Level 3 measurements in the prior period that were transferred to Level 2 measurements.
During the six months ended June 30, 2023 and 2022, there were no fixed maturity investments or other long-term investments classified as Level 2 measurements in the prior period that were transferred to Level 3 measurements.

Significant Unobservable Inputs

The following tables present significant unobservable inputs used in estimating the fair value of White Mountains’s other long-term investments, classified within Level 3 as of June 30, 2023 and December 31, 2022. The tables below exclude $91.8 million and $41.1 million of Level 3 other long-term investments generally valued based on recent or expected transaction prices. The fair value of investments in private equity funds and hedge funds, bank loan funds, Lloyd’s trust deposits and ILS funds are generally estimated using the NAV of the funds.

$ in Millions	June 30, 2023
Description	Valuation Technique(s) (1)	Fair Value (2)	Unobservable Inputs
			Discount Rate (5)	Terminal Cash Flow Exit Multiple (x) or Terminal Revenue Growth Rate (%) (5)
Kudu’s Participation Contracts (3)(4)	Discounted cash flow	$737.1	17% - 25%	7x - 22x
PassportCard/DavidShield	Discounted cash flow	$150.0	24%	4%
Elementum Holdings, L.P.	Discounted cash flow	$30.0	24%	4%
Private debt instruments	Discounted cash flow	$9.5	11%	N/A
(1) Key inputs to the discounted cash flow analysis generally include projections of future revenue and earnings, discount rates and terminal exit multiples or growth rates.
(2) Includes the net unrealized investment gains (losses) associated with foreign currency; foreign currency effects based on observable inputs.
(3) Since Kudu’s Participation Contracts are not subject to corporate taxes within Kudu Investment Management, LLC, pre-tax discount rates are applied to pre-tax cash flows in determining fair values. The weighted average discount rate and weighted average terminal cash flow exit multiple applied to Kudu’s Participation Contracts was 20% and 13.0x.
(4) In the first six months of 2023, Kudu deployed a total of $81.6 into new and existing Participation Contracts.
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
(3) Since Kudu’s Participation Contracts are not subject to corporate taxes within Kudu Investment Management, LLC, pre-tax discount rates are applied to pre-tax cash flows in determining fair values. The weighted average discount rate and weighted average terminal cash flow exit multiple applied to Kudu’s Participation Contracts was 21% and 11.8x.
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
The following table presents the economic lives, acquisition date fair values, accumulated amortization and net carrying values for other intangible assets and goodwill as of June 30, 2023 and December 31, 2022:

$ in Millions	Weighted Average Economic Life (in years)	June 30, 2023			December 31, 2022
		Acquisition Date Fair Value	Accumulated Amortization	Net Carrying Value	Acquisition Date Fair Value	Accumulated Amortization	Net Carrying Value
Goodwill:
Ark	N/A	$116.8	$—	$116.8	$116.8	$—	$116.8
Kudu	N/A	7.6	—	7.6	7.6	—	7.6
Other Operations	N/A	44.4	—	44.4	52.1	—	52.1
Total goodwill		168.8	—	168.8	176.5	—	176.5
Other intangible assets:
Ark
Underwriting capacity	N/A	175.7	—	175.7	175.7	—	175.7
Kudu
Trade names	7	2.2	1.4	.8	2.2	1.2	1.0
Other Operations
Trade names	13.3	13.3	3.3	10.0	17.9	3.0	14.9
Customer relationships	11.0	24.8	8.5	16.3	29.5	7.5	22.0
Other	12.1	2.8	.8	2.0	2.8	.5	2.3
Subtotal		40.9	12.6	28.3	50.2	11.0	39.2
Total other intangible assets		218.8	14.0	204.8	228.1	12.2	215.9
Total goodwill and other intangible assets		$387.6	$14.0	$373.6	$404.6	$12.2	$392.4

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
On at least an annual basis beginning no later than the interim period included in the one-year anniversary of an acquisition, White Mountains evaluates goodwill and other intangible assets for potential impairment. Between annual evaluations, White Mountains considers changes in circumstances or events subsequent to the most recent evaluation that may indicate an impairment may exist and, if necessary will perform an interim review for potential impairment.
During the three and six months ended June 30, 2023 and 2022, White Mountains did not recognize any impairments to goodwill and other intangible assets.

Rollforward of Goodwill and Other Intangible Assets

The following table presents the change in goodwill and other intangible assets for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023			2022
Millions	Goodwill	Other Intangible Assets	Total Goodwill and Other Intangible Assets	Goodwill		Other Intangible Assets	Total Goodwill and Other Intangible Assets
Beginning balance	$168.8	$207.4	$376.2	$142.3		$197.2	$339.5
Acquisition of businesses	—	—	—	59.5	(1)	—	59.5
Amortization	—	(2.6)	(2.6)	—		(1.0)	(1.0)
Ending balance	$168.8	$204.8	$373.6	$201.8		$196.2	$398.0
(1) The relative fair values of goodwill and other intangible assets recognized in connection with recent acquisitions within Other Operations had not yet been finalized.

	Six Months Ended June 30,
	2023			2022
Millions	Goodwill	Other Intangible Assets	Total Goodwill and Other Intangible Assets	Goodwill		Other Intangible Assets	Total Goodwill and Other Intangible Assets
Beginning balance	$176.5	$215.9	$392.4	$142.3		$198.2	$340.5
Acquisition of businesses	—	—	—	59.5	(1)	—	59.5
Dispositions (2)	(6.7)	(6.9)	(13.6)	—		—	—
Measurement period adjustments (3)	(1.0)	—	(1.0)	—		—	—
Amortization	—	(4.2)	(4.2)	—		(2.0)	(2.0)
Ending balance	$168.8	$204.8	$373.6	$201.8		$196.2	$398.0
(1) The relative fair values of goodwill and other intangible assets recognized in connection with recent acquisitions within Other Operations had not yet been finalized.
(2) Relates to a disposition within Other Operations.
(3) Measurement period adjustments relate to updated information about acquisition date fair values of assets acquired and liabilities assumed. During the six months ended June 30, 2023, adjustments relate to an acquisition within Other Operations.

Note 5.  Loss and Loss Adjustment Expense Reserves

P&C Insurance and Reinsurance

The following table summarizes the loss and loss adjustment expense (“LAE”) reserve activity of the Ark/WM Outrigger segment for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2023	2022	2023	2022
Gross beginning balance	$1,345.6	$999.6	$1,296.5	$894.7
Less: beginning reinsurance recoverable on unpaid losses (1)	(348.9)	(396.0)	(505.0)	(428.9)
Net loss and LAE reserves	996.7	603.6	791.5	465.8

Loss and LAE incurred relating to:
Current year losses	156.5	143.2	295.7	268.9
Prior year losses	11.0	(22.7)	19.6	(26.4)
Net incurred losses and LAE	167.5	120.5	315.3	242.5

Loss and LAE paid relating to:
Current year losses	(5.6)	(14.1)	(9.6)	(14.7)
Prior year losses	(103.0)	(54.4)	(190.7)	(93.8)
Net paid loss and LAE	(108.6)	(68.5)	(200.3)	(108.5)

Change in TPC Providers’ participation (2)	—	—	145.4	57.5
Foreign currency translation and other adjustments to loss and LAE reserves	2.7	(9.0)	6.4	(10.7)

Net ending balance	1,058.3	646.6	1,058.3	646.6
Plus: ending reinsurance recoverable on unpaid losses (3)	362.7	375.5	362.7	375.5
Gross ending balance	$1,421.0	$1,022.1	$1,421.0	$1,022.1
(1) The beginning reinsurance recoverable on unpaid losses includes amounts attributable to TPC Providers of $0.0 and $207.3 for the three months ended June 30, 2023 and 2022 and $145.4 and $276.8 for the six months ended June 30, 2023 and 2022.
(2) Amount represents the impact to net loss and LAE reserves due to a change in the TPC Providers’ participation related to the annual reinsurance to close process.
(3) The ending reinsurance recoverable on unpaid losses includes amounts attributable to TPC Providers of $0.0 and $182.4 as of June 30, 2023 and 2022.

For the three and six months ended June 30, 2023, the Ark/WM Outrigger segment recognized $11.0 million and $19.6 million of net unfavorable prior year loss reserve development at Ark, driven primarily by Winter Storm Elliot and three large claims in the property and marine & energy lines of business. For the three and six months ended June 30, 2022, the Ark/WM Outrigger segment recognized $22.7 million and $26.4 million of net favorable prior year loss reserve development at Ark, driven primarily by the property and specialty lines of business, including favorable claims experience on prior year catastrophe events in the second quarter.

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
The following table summarizes the effects of reinsurance on written and earned premiums and on losses and LAE for the Ark/WM Outrigger segment for the three and six months ended June 30, 2023 and 2022:

Millions	Three Months Ended June 30,			Six Months Ended June 30,
	2023		2022	2023		2022
Written premiums:
Direct	$291.5		$214.3	$537.7		$445.2
Assumed	314.6		189.6	877.8		591.8
Gross written premiums	606.1		403.9	1,415.5		1,037.0
Ceded	(144.9)	(1)	(133.7)	(340.1)	(1)	(223.0)
Net written premiums	$461.2		$270.2	$1,075.4		$814.0
Earned premiums:
Direct	$200.6		$160.7	$351.0		$299.4
Assumed	152.5		105.7	314.6		212.3
Gross earned premiums	353.1		266.4	665.6		511.7
Ceded	(59.8)	(2)	(49.1)	(117.2)	(2)	(100.0)
Net earned premiums	$293.3		$217.3	$548.4		$411.7
Losses and LAE:
Gross	$195.8		$138.4	$358.2		$321.5
Ceded	(28.3)	(3)	(17.9)	(42.9)	(3)	(79.0)
Net losses and LAE	$167.5		$120.5	$315.3		$242.5
(1) The ceded written premiums exclude $58.3 and $102.4 ceded by Ark to WM Outrigger Re for the three and six months ended June 30, 2023, which eliminate in White Mountains’s consolidated financial statements.
(2) The ceded earned premiums exclude $9.6 and $14.8 ceded by Ark to WM Outrigger Re for the three months and six ended June 30, 2023, which eliminate in White Mountains’s consolidated financial statements.
(3) The ceded loss and LAE exclude $0.4 and $0.6 ceded by Ark to WM Outrigger Re for the three months and six ended June 30, 2023, which eliminate in White Mountains’s consolidated financial statements.

The following table presents the Ark/WM Outrigger segment’s reinsurance recoverables as of June 30, 2023 and December 31, 2022:

Millions	June 30, 2023		December 31, 2022
Reinsurance recoverables on unpaid losses	$362.7	(1)	$505.0	(3)
Reinsurance recoverables on paid losses	23.3		31.1
Ceded unearned premiums	283.7	(2)	59.2
Reinsurance recoverables	$669.7		$595.3
(1) The reinsurance recoverables on unpaid losses exclude $0.6 ceded by Ark to WM Outrigger Re as of June 30, 2023, which eliminate in White Mountains’s consolidated financial statements.
(2) The ceded unearned premiums exclude $87.6 ceded by Ark to WM Outrigger Re as of June 30, 2023, which eliminate in White Mountains’s consolidated financial statements.
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
The following table presents the Ark/WM Outrigger segment’s gross and net reinsurance recoverables by the reinsurer’s A.M. Best Company, Inc (“A.M. Best”) ratings as of June 30, 2023:

$ in Millions	As of June 30, 2023
A.M. Best Rating(1)	Gross		Collateral		Net	% of Total
A+ or better	$197.5		$—		$197.5	69.2%
A- to A	78.3		—		78.3	27.4
B++ or lower and not rated	110.2	(2)	100.5	(2)	9.7	3.4
Total	$386.0		$100.5		$285.5	100.0%
(1) A.M. Best ratings as detailed above are: “A+ or better” (Superior) “A- to A” (Excellent), “B++” (Good).
(2) Excludes $0.6 ceded by Ark to WM Outrigger Re as of June 30, 2023, which eliminates in White Mountains’s consolidated financial statements.

Reinsurance Contracts Accounted for as Deposits
Ark has an aggregate excess of loss contract with SiriusPoint Ltd. (“SiriusPoint”), which is accounted for using the deposit method and recorded within other assets. Ark earns an annual crediting rate of 3.0%, which is recorded within other revenue. As of June 30, 2023 and December 31, 2022, the carrying value of Ark’s deposit in SiriusPoint, including accrued interest, was $20.1 million and $20.4 million.

Municipal Bond Guarantee Insurance

See Note 10 — “Municipal Bond Guarantee Insurance” for third-party reinsurance balances and reinsurance contracts accounted for as deposits related to White Mountains’s financial guarantee business.

Note 7.  Debt

The following table presents White Mountains’s debt outstanding as of June 30, 2023 and December 31, 2022:

$ in Millions	June 30, 2023	Effective Rate	(1)	December 31, 2022	Effective Rate	(1)
HG Global Senior Notes	$150.0	11.5%		$150.0	8.9%
Unamortized discount and issuance cost	(3.3)			(3.5)
HG Global Senior Notes, carrying value	146.7			146.5
Ark 2007 Subordinated Notes, carrying value	30.0			30.0
Ark 2021 Subordinated Notes Tranche 1	42.6			41.3
Ark 2021 Subordinated Notes Tranche 2	47.0			47.0
Ark 2021 Subordinated Notes Tranche 3	70.0			70.0
Unamortized issuance cost	(4.5)			(4.6)
Ark 2021 Subordinated Notes, carrying value	155.1			153.7
Total Ark Subordinated Notes, carrying value	185.1	10.5%		183.7	7.6%
Kudu Credit Facility	210.3	9.6%		215.2	6.1%
Unamortized issuance cost	(6.6)			(6.9)
Kudu Credit Facility, carrying value	203.7			208.3
Other Operations debt	31.2	9.1%		37.4	6.6%
Unamortized issuance cost	(.6)			(.7)
Other Operations debt, carrying value	30.6			36.7
Total debt	$566.1			$575.2
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
The HG Global Senior Notes require HG Global to maintain an interest reserve account of eight times the interest accrued for the most recent quarterly interest period up to a maximum required balance of $29.2 million. As of June 30, 2023, the fair value of the interest reserve account, which is included in short-term investments, was $29.7 million.
The HG Global Senior Notes are secured by the capital stock and other equity interests of HG Global’s subsidiaries, the interest reserve account, and all cash and non-cash proceeds from such collateral. The HG Global Senior Notes contain various affirmative and negative covenants that White Mountains considers to be customary for such borrowings.
If the payment of principal and interest under the HG Global Senior Notes becomes subject to tax withholding on behalf of a relevant governmental authority for certain indemnified taxes, the HG Global Senior Notes require the payment of additional amounts such that the amount received by the noteholders is the same as would have been received absent the tax withholding being imposed. The HG Global Senior Notes require the payment of additional interest of 1.0% per annum if the HG Global Senior Notes receive a non-investment grade rating or are no longer rated. As of June 30, 2023, the HG Global Senior Notes had an investment grade rating.
As of June 30, 2023, the HG Global Senior Notes had an outstanding balance of $150.0 million.

Ark Subordinated Notes

In March 2007, GAIL issued $30.0 million face value of floating rate unsecured junior subordinated deferrable interest notes to Alesco Preferred Funding XII Ltd., Alesco Preferred Funding XIII Ltd. and Alesco Preferred Funding XIV Ltd (the “Ark 2007 Subordinated Notes”). The Ark 2007 Subordinated Notes, which mature in June 2037, accrue interest at a floating rate equal to the three-month U.S. London Inter-Bank Offered Rate (“LIBOR”) plus 4.6% per annum. As of June 30, 2023, the Ark 2007 Subordinated Notes had an outstanding balance of $30.0 million.
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
If the payments of principal and interest under the Ark 2021 Subordinated Notes become subject to tax withholding on behalf of Bermuda or any political subdivision there, the Ark 2021 Subordinated Notes require the payment of additional amounts such that the amount received by the noteholders is the same as would have been received absent the tax withholding being imposed. The Ark 2021 Subordinated Notes Tranche 3 require the payment of additional interest of 1.0% per annum upon the occurrence of a premium load event until such event is remedied. Premium load events include the failure to meet payment obligations of the Ark 2021 Subordinated Notes Tranche 3 when due, failure of GAIL to maintain an investment grade credit rating, failure to maintain 120% of GAIL’s Bermuda solvency capital requirement, failure of GAIL to maintain a debt to capital ratio below 40%, late filing of GAIL’s or Ark’s financial information, and making a restricted payment or distribution on GAIL’s common stock or other securities that rank junior or pari passu with the Ark 2021 Subordinated Notes Tranche 3 when a different premium load event exists or will be caused by the restricted payment. As of June 30, 2023, there were no premium load events.
As of June 30, 2023, the Ark 2021 Subordinated Notes Tranche 1 had an outstanding balance of €39.1 million ($42.6 million based upon the foreign exchange spot rate as of June 30, 2023), the Ark 2021 Subordinated Notes Tranche 2 had an outstanding balance of $47.0 million, and the Ark 2021 Subordinated Notes Tranche 3 had an outstanding balance of $70.0 million.
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
As of June 30, 2023, the ING LOC Facility was undrawn. As of June 30, 2023, the Citibank LOC Facility had an outstanding balance of $93.7 million and short-term investments pledged as collateral of $107.4 million. As of June 30, 2023, the Lloyds LOC Facility had an outstanding balance of $35.0 million and short-term investments pledged as collateral of $38.1 million. Ark’s uncommitted secured standby letter of credit facility agreements contain various representations, warranties and covenants that White Mountains considers to be customary for such borrowings.

Kudu Credit Facility

On March 23, 2021, Kudu entered into a secured revolving credit facility (the “Kudu Credit Facility”) with Mass Mutual to repay its prior credit facility and to fund new investments and related transaction expenses. The maximum borrowing capacity of the Kudu Credit Facility is $300.0 million. The Kudu Credit Facility matures on March 23, 2036.
Through June 30, 2023, interest on the Kudu Credit Facility accrued at a floating interest rate equal to the greater of the three month LIBOR or 0.25% plus, in each case, 4.30%. Effective July 1, 2023, the Kudu Credit Facility was amended such that the interest rate is equal to the three month Secured Overnight Financing Rate (“SOFR”) plus a credit adjustment spread of 0.26% and a stated margin of 4.30%. The Kudu Credit Facility requires Kudu to maintain an interest reserve account, which is included in restricted cash. As of June 30, 2023, the interest reserve account had a balance of $13.4 million. The Kudu Credit Facility requires Kudu to maintain a ratio of the outstanding balance to the sum of the fair market value of Kudu’s Participation Contracts and cash held in certain accounts (the “LTV Percentage”) of less than 50% in years 0-3, 40% in years 4-6, 25% in years 7-8, 15% in years 9-10, and 0% thereafter. As of June 30, 2023, Kudu had a 27.9% LTV Percentage.
Kudu may borrow undrawn balances within the initial three-year availability period, subject to customary terms and conditions, to the extent the amount borrowed under the Kudu Credit Facility does not exceed the borrowing base, which is equal to 35% of the fair value of Kudu’s qualifying Participation Contracts. When considering the fair value of Kudu’s qualifying Participation Contracts as of June 30, 2023, the available undrawn balance was $59.7 million.
The following table presents the change in debt under the Kudu Credit Facility for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2023	2022	2023	2022
Kudu Credit Facility
Beginning balance	$198.3	$225.4	$215.2	$225.4
Term loans
Borrowings	12.0	35.0	12.0	35.0
Repayments	—	—	(16.9)	—
Ending balance	$210.3	$260.4	$210.3	$260.4

The Kudu Credit Facility is secured by all property of the loan parties and contains various affirmative and negative covenants that White Mountains considers to be customary for such borrowings.

Other Operations Debt

As of June 30, 2023, White Mountains’s Other Operations had debt with an outstanding balance of $31.2 million, which consisted of four secured credit facilities (collectively, “Other Operations debt”).

Compliance

At June 30, 2023, White Mountains was in compliance, in all material respects, with all of the covenants under its debt instruments.

Note 8.  Income Taxes

The Company and its Bermuda domiciled subsidiaries are not subject to Bermuda income tax under current Bermuda law. In the event there is a change in the current law such that taxes are imposed, the Bermuda Exempted Undertakings Tax Protection Act of 1966 states that the Company and its Bermuda domiciled subsidiaries would be exempt from such tax until March 31, 2035. The Company has subsidiaries and branches that operate in various other jurisdictions around the world and are subject to tax in the jurisdictions in which they operate.  As of June 30, 2023, the primary jurisdictions in which the Company’s subsidiaries and branches were subject to tax include Ireland, Israel, Luxembourg, the United Kingdom and the United States.
White Mountains’s income tax expense related to pre-tax income from continuing operations for the three and six months ended June 30, 2023 represented an effective tax rate of 1.1% and 5.6%. The effective tax rate was different from the U.S. statutory rate of 21.0%, driven primarily by full year forecasted income in jurisdictions with lower tax rates than the United States.
White Mountains’s income tax benefit related to pre-tax loss from continuing operations for the three and six months ended June 30, 2022 represented an effective tax rate of 6.9% and 7.6% The effective tax rate was different from the U.S. statutory rate of 21.0%, driven primarily by full year forecasted income in jurisdictions with lower tax rates than the United States, partially offset by an increase in the full valuation allowance on net deferred tax assets in certain U.S. operations within Other Operations, an increase in the full valuation allowance at BAM, as well as state income taxes.
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
In arriving at the effective tax rate for the three and six months ended June 30, 2023 and 2022, White Mountains forecasted all income and expense items including the change in unrealized investment gains (losses) and realized investment gains (losses) for the years ending December 31, 2023 and 2022.
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
HG paid initial premiums of $3.3 million for the interest rate cap. Under the terms of the interest rate cap agreement, if the current three-month SOFR rate at the measurement date exceeds 3.5%, HG will receive payments from the counterparty equal to the difference between the three-month SOFR rate on the determination date and 3.5%, multiplied by the notional amount of the cap based on the number of days in the quarter. As of June 30, 2023, the three-month SOFR rate was 5.3%.
HG accounts for the interest rate cap as a derivative at fair value, with changes in fair value recognized in current period earnings within interest expense. For the three and six months ended June 30, 2023, White Mountains recognized a gain of $1.4 million and $0.7 million related to the change in fair value on the interest rate cap within interest expense. For the three and six months ended June 30, 2022, White Mountains recognized a loss of $1.5 million related to the change in fair value on the interest rate cap. For the three and six months ended June 30, 2023, White Mountains received a payment of $0.4 million and $0.6 million related to the periodic settlement of the interest rate cap. As of June 30, 2023 and December 31, 2022, the estimated fair value of the interest rate cap recorded in other assets was $4.8 million and $4.1 million. White Mountains classifies the interest rate cap as a Level 2 measurement.

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
In 2018, Fidus Re was initially capitalized by the issuance of $100.0 million of insurance-linked securities (the “Fidus Re 2018 Agreement”), which have an initial term of 12 years and are callable five years after the date of issuance. The proceeds from issuance were placed in a collateral trust supporting Fidus Re’s obligations to BAM. Under the Fidus Re 2018 Agreement, Fidus Re reinsures 90% of aggregate losses exceeding $165.0 million on a portion of BAM’s financial guarantee portfolio (the “2018 Covered Portfolio”) up to a total reimbursement of $100.0 million. The Fidus Re 2018 Agreement does not provide coverage for losses in excess of $276.1 million. The 2018 Covered Portfolio consists of approximately 26% of BAM’s gross par outstanding as of June 30, 2023.
In 2021, Fidus Re issued an additional $150.0 million of insurance-linked securities (the “Fidus Re 2021 Agreement”), which have an initial term of 12 years and are callable five years after the date of issuance. The proceeds from issuance were placed in a collateral trust supporting Fidus Re’s obligations to BAM. Under the Fidus Re 2021 Agreement, Fidus Re reinsures 90% of aggregate losses exceeding $135.0 million on a portion of BAM’s financial guarantee portfolio (the “2021 Covered Portfolio”) up to a total reimbursement of $150.0 million. The Fidus Re 2021 Agreement does not provide coverage for losses in excess of $301.7 million. The 2021 Covered Portfolio consists of approximately 30% of BAM’s gross par outstanding as of June 30, 2023.
In 2022, Fidus Re issued an additional $150.0 million of insurance linked securities (the “Fidus Re 2022 Agreement”), which have an initial term of 12 years and are callable seven years after the date of issuance. The proceeds from issuance were placed in a collateral trust supporting Fidus Re’s obligations to BAM. Under the Fidus Re 2022 Agreement, Fidus Re reinsures 90% of aggregate losses exceeding $110.0 million on a portion of BAM’s financial guarantee portfolio (the “2022 Covered Portfolio”) up to a total reimbursement of $150.0 million. The Fidus Re 2022 Agreement does not provide coverage for losses in excess of $276.7 million. The 2022 Covered Portfolio consists of approximately 31% of BAM’s gross par outstanding as of June 30, 2023.
The Fidus Re agreements are accounted for using deposit accounting and any related financing expenses are recorded in general and administrative expenses as they do not meet the risk transfer requirements necessary to be accounted for as reinsurance.

XOLT
In January 2020, BAM entered into an excess of loss reinsurance agreement (the “XOLT”) with HG Re. Under the XOLT, HG Re provides last dollar protection for exposures on municipal bonds insured by BAM in excess of the New York State Department of Financial Services (“NYDFS”) single issuer limits. As of June 30, 2023, the XOLT is subject to an aggregate limit equal to the lesser of $125.0 million or the assets held in the supplemental collateral trust (the “Supplemental Trust”) at any point in time. The agreement is accounted for using deposit accounting and any related financing expenses are recorded in general and administrative expenses as the agreement does not meet the risk transfer requirements necessary to be accounted for as reinsurance.

Collateral Trusts

HG Re’s obligations under the FLRT are subject to an aggregate limit equal to the assets in two collateral trusts, the Supplemental Trust and the Regulation 114 Trust (together, the “Collateral Trusts”), at any point in time.
On a monthly basis, BAM deposits cash equal to ceded premiums, net of ceding commissions, due to HG Re under the FLRT directly into the Regulation 114 Trust. The Regulation 114 Trust target balance is equal to HG Re’s unearned premiums and unpaid loss and LAE reserves, if any. If, at the end of any quarter, the Regulation 114 Trust balance is below the target balance, funds will be withdrawn from the Supplemental Trust and deposited into the Regulation 114 Trust in an amount equal to the shortfall. If, at the end of any quarter, the Regulation 114 Trust balance is above 102% of the target balance, funds will be withdrawn from the Regulation 114 Trust and deposited into the Supplemental Trust. The Regulation 114 Trust balance as of June 30, 2023 and December 31, 2022 was $306.8 million and $288.6 million.
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
As the BAM Surplus Notes are repaid over time, the BAM Surplus Notes will be replaced in the Supplemental Trust by cash and fixed income securities. The Supplemental Trust balance as of June 30, 2023 and December 31, 2022 was $585.6 million and $568.3 million.
As of June 30, 2023 and December 31, 2022, the Collateral Trusts held assets of $892.4 million and $856.9 million, which included $525.7 million and $503.3 million of cash and investments, $340.0 million and $340.0 million of BAM Surplus Notes and $26.7 million and $13.6 million of interest receivable on the BAM Surplus Notes.

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
During the three and six months ended June 30, 2023 and 2022, BAM made no repayments of the BAM Surplus Notes or accrued interest.
As of June 30, 2023 and December 31, 2022, the principal balance on the BAM Surplus Notes was $340.0 million for both periods, and total interest receivable on the BAM Surplus Notes was $171.0 million and $157.9 million.

Insured Obligations and Premiums

The following table presents a schedule of BAM’s insured obligations as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Contracts outstanding	13,835	13,382
Remaining weighted average contract period (in years)	10.8	10.8
Contractual debt service outstanding (in millions):
Principal	$103,962.3	$99,996.9
Interest	51,414.9	48,880.6
Total debt service outstanding	$155,377.2	$148,877.5

Gross unearned insurance premiums (in millions)	$303.7	$298.3

The following table presents a schedule of BAM’s future premium revenues as of June 30, 2023:

Millions	June 30, 2023
July 1, 2023 - December 31, 2023	$14.2
January 1, 2024 - March 31, 2024	6.9
April 1, 2024 - June 30, 2024	6.9
July 1, 2024 - September 30, 2024	6.7
October 1, 2024 - December 31, 2024	6.6
Total 2024	27.1
2025	25.4
2026	23.7
2027	22.1
2028	20.4
2029 and thereafter	170.8
Total gross unearned insurance premiums	$303.7

The following table presents a schedule of written premiums and earned premiums included in the HG Global/BAM segment for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2023	2022	2023	2022
Written premiums:
Direct	$11.6	$17.1	$20.8	$26.5
Assumed	—	—	—	—
Gross written premiums (1)	$11.6	$17.1	$20.8	$26.5
Earned premiums:
Direct	$7.0	$7.9	$14.0	$15.5
Assumed	.7	2.6	1.4	3.4
Gross earned premiums (1)	$7.7	$10.5	$15.4	$18.9
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
The following table presents the Company’s computation of earnings per share from continuing operations for the three and six months ended June 30, 2023 and 2022. See Note 19 — “Held for Sale and Discontinued Operations.”

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic and diluted earnings per share numerators (in millions):
Net income (loss) attributable to White Mountains’s common shareholders	$19.6	$(169.2)	$199.1	$(135.8)
Less: total income (loss) from discontinued operations, net of tax (1)	—	6.4	—	10.1
Less: net (income) loss from discontinued operations attributable to noncontrolling interests	—	(.5)	—	(.6)
Net income (loss) from continuing operations attributable to White Mountains’s common shareholders	19.6	(175.1)	199.1	(145.3)
Allocation of (earnings) losses to participating restricted common shares (2)	(.3)	2.2	(2.7)	1.6
Basic and diluted earnings (losses) per share numerators	$19.3	$(172.9)	$196.4	$(143.7)
Basic earnings per share denominators (in thousands):
Total average common shares outstanding during the period	2,562.4	2,979.0	2,566.1	2,992.5
Average unvested restricted common shares (3)	(37.6)	(38.3)	(34.4)	(33.9)
Basic earnings (losses) per share denominator	2,524.8	2,940.7	2,531.7	2,958.6
Diluted earnings per share denominator (in thousands):
Total average common shares outstanding during the period	2,562.4	2,979.0	2,566.1	2,992.5
Average unvested restricted common shares (3)	(37.6)	(38.3)	(34.4)	(33.9)
Diluted earnings (losses) per share denominator	2,524.8	2,940.7	2,531.7	2,958.6
Basic and diluted earnings per share (in dollars) - continuing operations:
Distributed earnings - dividends declared and paid	$—	$—	$1.00	$1.00
Undistributed earnings (losses)	7.65	(58.78)	76.57	(49.57)
Basic and diluted earnings (losses) per share	$7.65	$(58.78)	$77.57	$(48.57)
(1) Includes net income (loss) from discontinued operations, net of tax - NSM Group. See Note 19 — “Held for Sale and Discontinued Operations.”
(2) Restricted shares issued by White Mountains receive dividends, and therefore, are considered participating securities.
(3) Restricted shares outstanding vest upon a stated date. See Note 12 — “Employee Share-Based Incentive Compensation Plans.”

The following table presents the undistributed net earnings (losses) from continuing operations for the three and six months ended June 30, 2023 and 2022. See Note 19 — “Held for Sale and Discontinued Operations.”

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2023	2022	2023	2022
Undistributed net earnings - continuing operations:
Net income (loss) attributable to White Mountains’s common shareholders, net of restricted common share amounts	$19.3	$(172.9)	$196.4	$(143.7)
Dividends declared, net of restricted common share amounts (1)	—	—	(2.5)	(3.0)
Total undistributed net earnings (losses), net of restricted common share amounts	$19.3	$(172.9)	$193.9	$(146.7)
(1) Restricted shares issued by White Mountains receive dividends, and therefore, are considered participating securities.

Note 12. Employee Share-Based Incentive Compensation Plans

White Mountains’s share-based incentive compensation plans are designed to incentivize key employees to maximize shareholder value over long periods of time. White Mountains believes that this is best pursued by utilizing a pay-for-performance program that closely aligns the financial interests of management with those of its shareholders while rewarding appropriate risk taking. White Mountains accomplishes this by emphasizing variable long-term compensation that is contingent on performance over a number of years rather than fixed entitlements. White Mountains expenses all of its share-based compensation. As a result, White Mountains’s calculation of its owners’ returns includes the expense of all outstanding share-based compensation awards.
White Mountains’s Long-Term Incentive Plan (the “WTM Incentive Plan”) provides for grants of various types of share-based and non-share-based incentive awards to key employees and directors of White Mountains. As of June 30, 2023 and 2022, White Mountains’s share-based incentive compensation awards consist of performance shares and restricted shares.

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
The following table presents the performance share activity for the three and six months ended June 30, 2023 and 2022 for performance shares granted under the WTM Incentive Plan:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
$ in Millions	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	37,031	$36.4	39,302	$21.9	39,449	$67.5	40,828	$42.2
Shares paid (1)	—	—	—	—	(13,350)	(40.8)	(14,625)	(26.4)
New grants	—	—	150	—	10,895	—	13,225	—
Forfeitures and cancellations (2)	—	(.2)	(3)	(.4)	37	.2	21	(.1)
Expense recognized	—	8.4	—	19.7	—	17.7	—	25.5
End of period	37,031	$44.6	39,449	$41.2	37,031	$44.6	39,449	$41.2
(1) WTM performance share payments in 2023 for the 2020-2022 performance cycle, which were paid in March 2023 at 200% of target. WTM performance share payments in 2022 for the 2019-2021 performance cycle, which were paid in March 2022 at 172% of target.
(2) Amounts include changes in assumed forfeitures, as required under GAAP.

During the six months ended June 30, 2023, White Mountains granted 10,895 performance shares for the 2023-2025 performance cycle. During the three and six months ended June 30, 2022, White Mountains granted 150 and 13,225 performance shares for the 2022-2024 performance cycle.
For the 2020-2022 performance cycle, all performance shares earned were settled in cash. For the 2019-2021 performance cycle, the Company issued common shares for 750 performance shares earned, and all other performance shares earned were settled in cash. If the outstanding performance shares had vested on June 30, 2023, the total additional compensation cost to be recognized would have been $37.8 million, based on accrual factors as of June 30, 2023 (common share price and payout assumptions).

The following table presents performance shares outstanding and accrued expense for performance shares awarded under the WTM Incentive Plan as of June 30, 2023 for each performance cycle:

	June 30, 2023
$ in Millions	Target Performance Shares Outstanding	Accrued Expense
Performance cycle:
2021 – 2023	13,475	$26.3
2022 – 2024	13,225	17.3
2023 – 2025	10,895	1.8
Sub-total	37,595	45.4
Assumed forfeitures	(564)	(.8)
Total	37,031	$44.6

Restricted Shares

Restricted shares are grants of a specified number of common shares that generally vest at the end of a 34-month service period. The following table presents the unrecognized compensation cost associated with the outstanding restricted share awards under the WTM Incentive Plan for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
$ in Millions	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value
Non-vested,
Beginning of period	37,595	$28.3	38,200	$26.5	38,350	$15.5	37,850	$15.9
Issued	—	—	150	.2	10,895	16.0	13,225	13.8
Vested	—	—	—	—	(11,650)	—	(12,725)	—
Forfeited	—	—	—	—	—	—	—	—
Expense recognized	—	(4.0)	—	(3.7)	—	(7.2)	—	(6.7)
End of period	37,595	$24.3	38,350	$23.0	37,595	$24.3	38,350	$23.0

During the six months ended June 30, 2023, White Mountains issued 10,895 restricted shares that vest on January 1, 2026. During the three and six months ended June 30, 2022, White Mountains issued 150 and 13,225 restricted shares that vest on January 1, 2025. The unamortized issue date fair value as of June 30, 2023 is expected to be recognized ratably over the remaining vesting periods.

Note 13. Noncontrolling Interests

Noncontrolling interests consist of the ownership interests of noncontrolling shareholders in consolidated entities and are presented separately on the balance sheet.
The following table presents the balance of noncontrolling interests included in White Mountains’s total equity and the related percentage of each consolidated entity’s total equity owned by noncontrolling shareholders as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
$ in Millions	Noncontrolling Percentage (1)	Noncontrolling Equity	Noncontrolling Percentage (1)	Noncontrolling Equity
Noncontrolling interests, excluding BAM
HG Global	3.1%	$(1.3)	3.1%	$(.6)
Ark	28.0%	263.3	28.0%	247.9
Kudu	10.8%	88.8	10.8%	75.1
Other	various	10.1	various	20.4
Total, excluding BAM		360.9		342.8
BAM	100.0%	(157.2)	100.0%	(154.7)
Total noncontrolling interests		$203.7		$188.1
(1) The noncontrolling percentage represents the basic ownership interests held by noncontrolling shareholders with the exception of HG Global, for which the noncontrolling percentage represents the preferred share ownership held by noncontrolling shareholders.

Note 14. Segment Information

As of June 30, 2023, White Mountains conducted its operations through three reportable segments: (1) HG Global/BAM, (2) Ark/WM Outrigger, and (3) Kudu, with our remaining operating businesses, holding companies and other assets included in Other Operations. White Mountains has made its segment determination based on consideration of the following criteria: (i) the nature of the business activities of each of the Company’s subsidiaries and affiliates; (ii) the manner in which the Company’s subsidiaries and affiliates are organized; (iii) the existence of primary managers responsible for specific subsidiaries and affiliates; and (iv) the organization of information provided to the chief operating decision makers and the Board of Directors. Significant intercompany transactions among White Mountains’s segments have been eliminated herein.
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

The following tables present the financial information for White Mountains’s segments for the three and six months ended June 30, 2023 and 2022:

	HG Global/BAM		Ark/WM Outrigger			Other Operations	Total
Millions	HG Global	BAM (1)	Ark	WM Outrigger Re	Kudu
Three Months Ended June 30, 2023
Earned insurance premiums	$6.4	$1.3	$283.7	$9.6	$—	$—	$301.0
Net investment income	4.1	3.5	11.2	2.5	14.7	7.0	43.0
Net investment income (expense) - BAM Surplus Note interest	6.5	(6.5)	—	—	—	—	—
Net realized and unrealized investment gains (losses)	(5.7)	(4.2)	18.0	—	4.6	76.0	88.7
Net realized and unrealized investment gains (losses) from investment in MediaAlpha	—	—	—	—	—	(77.3)	(77.3)
Commission revenues	—	—	—	—	—	3.2	3.2
Other revenues	—	.5	(2.0)	—	—	21.3	19.8
Total revenues	11.3	(5.4)	310.9	12.1	19.3	30.2	378.4
Loss and loss adjustment expenses	—	—	167.1	.4	—	—	167.5
Acquisition expenses	1.8	(.3)	59.4	2.0	—	—	62.9
Cost of sales	—	—	—	—	—	11.6	11.6
General and administrative expenses	.3	14.6	34.9	—	4.0	48.8	102.6
Change in fair value of contingent consideration	—	—	2.2	—	—	—	2.2
Interest expense	2.5	—	5.2	—	5.3	1.2	14.2
Total expenses	4.6	14.3	268.8	2.4	9.3	61.6	361.0
Pre-tax income (loss) from continuing operations	$6.7	$(19.7)	$42.1	$9.7	$10.0	$(31.4)	$17.4
(1) BAM manages its affairs on a statutory accounting basis. BAM’s statutory surplus includes the BAM Surplus Notes and is not reduced by accruals of interest expense on the BAM Surplus Notes. BAM’s statutory surplus is reduced only after a payment of principal or interest has been approved by the NYDFS.

	HG Global/BAM		Ark/WM Outrigger		Other Operations
Millions	HG Global	BAM (1)	Ark	Kudu		Total
Three Months Ended June 30, 2022
Earned insurance premiums	$8.7	$1.8	$217.3	$—	$—	$227.8
Net investment income	2.2	2.6	3.2	13.8	3.3	25.1
Net investment income (expense) - BAM Surplus Note interest	3.0	(3.0)	—	—	—	—
Net realized and unrealized investment gains (losses)	(14.7)	(15.4)	(44.6)	(17.6)	(11.8)	(104.1)
Net realized and unrealized investment gains (losses) from investment in MediaAlpha	—	—	—	—	(113.5)	(113.5)
Commission revenues	—	—	—	—	2.6	2.6
Other revenues	.1	1.5	6.3	—	30.9	38.8
Total revenues	(.7)	(12.5)	182.2	(3.8)	(88.5)	76.7
Losses and loss adjustment expenses	—	—	120.5	—	—	120.5
Acquisition expenses	3.4	1.4	50.2	—	—	55.0
Cost of sales	—	—	—	—	22.4	22.4
General and administrative expenses	.8	16.6	29.7	3.1	51.0	101.2
Change in fair value of contingent consideration	—	—	.1	—	—	.1
Interest expense	3.4	—	3.1	3.3	.3	10.1
Total expenses	7.6	18.0	203.6	6.4	73.7	309.3
Pre-tax income (loss) from continuing operations	$(8.3)	$(30.5)	$(21.4)	$(10.2)	$(162.2)	$(232.6)
(1) BAM manages its affairs on a statutory accounting basis. BAM’s statutory surplus includes the BAM Surplus Notes and is not reduced by accruals of interest expense on the BAM Surplus Notes. BAM’s statutory surplus is reduced only after a payment of principal or interest has been approved by the NYDFS.

	HG Global/BAM		Ark/WM Outrigger			Other Operations
Millions	HG Global	BAM (1)	Ark	WM Outrigger Re	Kudu		Total
Six Months Ended June 30, 2023
Earned insurance premiums	$12.8	$2.6	$533.6	$14.8	$—	$—	$563.8
Net investment income	8.1	6.7	19.6	4.7	28.9	14.0	82.0
Net investment income (expense) - BAM Surplus Note interest	13.1	(13.1)	—	—	—	—	—
Net realized and unrealized investment gains (losses)	2.2	4.9	42.5	—	34.2	117.8	201.6
Net realized and unrealized investment gains (losses) from investment in MediaAlpha	—	—	—	—	—	7.9	7.9
Commission revenues	—	—	—	—	—	6.5	6.5
Other revenues	—	1.3	(4.7)	—	—	51.9	48.5
Total revenues	36.2	2.4	591.0	19.5	63.1	198.1	910.3
Loss and loss adjustment expenses	—	—	314.7	.6	—	—	315.3
Acquisition expenses	3.6	.6	118.3	2.9	—	—	125.4
Cost of sales	—	—	—	—	—	25.5	25.5
General and administrative expenses	1.4	30.8	70.0	.1	7.8	88.5	198.6
Change in fair value of contingent consideration	—	—	(.2)	—	—	—	(.2)
Interest expense	7.0	—	10.2	—	10.0	2.0	29.2
Total expenses	12.0	31.4	513.0	3.6	17.8	116.0	693.8
Pre-tax income (loss) from continuing operations	$24.2	$(29.0)	$78.0	$15.9	$45.3	$82.1	$216.5
(1) BAM manages its affairs on a statutory accounting basis. BAM’s statutory surplus includes the BAM Surplus Notes and is not reduced by accruals of interest expense on the BAM Surplus Notes. BAM’s statutory surplus is reduced only after a payment of principal or interest has been approved by the NYDFS.

	HG Global/BAM		Ark/WM Outrigger		Other Operations
Millions	HG Global	BAM (1)	Ark	Kudu		Total
Six Months Ended June 30, 2022
Earned insurance premiums	$15.6	$3.3	411.7	$—	$—	$430.6
Net investment income	4.3	5.1	4.8	26.4	5.1	45.7
Net investment income (expense) - BAM Surplus Note interest	5.9	(5.9)	—	—	—	—
Net realized and unrealized investment gains (losses)	(38.2)	(37.0)	(62.1)	4.7	20.1	(112.5)
Net realized and unrealized investment gains (losses) from investment in MediaAlpha	—	—	—	—	(94.7)	(94.7)
Commission revenues	—	—	—	—	5.5	5.5
Other revenues	.2	2.2	3.5	—	56.6	62.5
Total revenues	(12.2)	(32.3)	357.9	31.1	(7.4)	337.1
Losses and loss adjustment expenses	—	—	242.5	—	—	242.5
Acquisition expenses	6.0	1.8	100.1	—	—	107.9
Cost of sales	—	—	—	—	43.8	43.8
General and administrative expenses	1.5	32.2	50.7	5.9	80.8	171.1
Change in fair value of contingent consideration	—	—	2.2	—	—	2.2
Interest expense	3.4	—	6.9	6.1	.6	17.0
Total expenses	10.9	34.0	402.4	12.0	125.2	584.5
Pre-tax income (loss) from continuing operations	$(23.1)	$(66.3)	$(44.5)	$19.1	$(132.6)	$(247.4)
(1) BAM manages its affairs on a statutory accounting basis. BAM’s statutory surplus includes the BAM Surplus Notes and is not reduced by accruals of interest expense on the BAM Surplus Notes. BAM’s statutory surplus is reduced only after a payment of principal or interest has been approved by the NYDFS.

Note 15. Variable Interest Entities

BAM

BAM is owned by and operated for the benefit of its members, the municipalities that purchase BAM’s insurance for their debt issuances. However, the equity at risk funded by BAM’s members is not sufficient to fund its operations without the additional financial support provided by the BAM Surplus Notes and, accordingly, White Mountains has determined that BAM is a VIE.
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

PassportCard/DavidShield

As of June 30, 2023, White Mountains’s ownership interest in PassportCard/DavidShield was 53.8%. White Mountains has determined that both PassportCard and DavidShield are VIEs but that White Mountains is not the primary beneficiary and therefore does not consolidate either PassportCard or DavidShield. The governance structures for both PassportCard and DavidShield were designed to give White Mountains and its co-investor equal power to make the decisions that most significantly impact operations. White Mountains does not have the unilateral power to direct the operations of PassportCard or DavidShield and does not hold a controlling financial interest. White Mountains’s ownership interest gives White Mountains the ability to exert significant influence over the significant financial and operating activities of PassportCard/DavidShield. Accordingly, White Mountains’s investment in PassportCard/DavidShield meets the criteria to be accounted for under the equity method. White Mountains has taken the fair value option for its investment in PassportCard/DavidShield. Changes in the fair value of PassportCard/DavidShield are recorded in net realized and unrealized investment gains (losses). As of June 30, 2023, White Mountains’s maximum exposure to loss on its equity investment in PassportCard/DavidShield and the non-interest-bearing loan to its partner is the total carrying value of $159.5 million.

Elementum

As of June 30, 2023, White Mountains’s ownership interest in Elementum was 26.6%. White Mountains has determined that Elementum is a VIE but that White Mountains is not the primary beneficiary and therefore does not consolidate Elementum. White Mountains’s ownership interest gives White Mountains the ability to exert significant influence over the significant financial and operating activities of Elementum. Accordingly, Elementum meets the criteria to be accounted for under the equity method. White Mountains has taken the fair value option for its investment in Elementum. Changes in the fair value of Elementum are recorded in net realized and unrealized investment gains (losses). As of June 30, 2023, White Mountains’s maximum exposure to loss on its limited partnership interest in Elementum is the carrying value of $30.0 million.

Limited Partnerships

White Mountains’s investments in limited partnerships are generally considered VIEs because the limited partnership interests do not have substantive kick-out rights or participating rights. White Mountains does not have the unilateral power to direct the operations of these limited partnerships, and therefore White Mountains is not the primary beneficiary and does not consolidate the limited partnerships. White Mountains has taken the fair value option for its investments in limited partnerships, which are generally measured at NAV as a practical expedient. As of June 30, 2023, White Mountains’s maximum exposure to loss on its investments in limited partnerships is the carrying value of $229.7 million.

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
The following table presents the ownership interests and carrying values of White Mountains’s equity method eligible investments as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
$ in Millions	Ownership Interest (1)	Carrying Value	Ownership Interest (1)	Carrying Value
Kudu’s Participation Contracts (1)	4.1% - 30.0%	$737.1	4.1% - 30.0%	$695.9
Investment in MediaAlpha	35.7%	235.7	27.1%	168.6
PassportCard/DavidShield	53.8%	150.0	53.8%	135.0
Elementum Holdings, L.P.	26.6%	30.0	29.7%	30.0
Other equity method eligible investments, at fair value	Under 50.0%	263.4	Under 50.0%	84.4
Other equity method eligible investments, at fair value	50.0% and over	24.9	50.0% and over	—
(1) Ownership interest generally references basic ownership interest with the exception of Kudu’s Participation Contracts, which are noncontrolling equity interests in the form of revenue and earnings participation contracts.

For the three and six months ended June 30, 2023, White Mountains received dividend and income distributions from equity method eligible investments of $22.1 million and $28.5 million, which were recorded within net investment income in the consolidated statements of operations. For the three and six months ended June 30, 2022, White Mountains received dividend and income distributions from equity method eligible investments of $15.6 million and $28.7 million.
For the six months ended June 30, 2022, MediaAlpha was considered a significant subsidiary.
The following tables present summarized financial information for MediaAlpha as of June 30, 2023 and December 31, 2022 and for the three and six months ended June 30, 2023 and 2022:

Millions	June 30, 2023	December 31, 2022
Balance sheet data:
Total assets	$140.2	$170.1
Total liabilities	$234.6	$256.2

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2023	2022	2023	2022
Income statement data:
Total revenues	$84.8	$103.4	$196.4	$246.0
Total expenses	$104.8	$116.4	$231.0	$268.9
Net income (loss)	$(20.0)	$(13.0)	$(34.6)	$(22.9)

Note 17. Fair Value of Financial Instruments

    White Mountains records its financial instruments at fair value with the exception of debt obligations, which are recorded as debt at face value less unamortized original issue discount. See Note 7 — “Debt.”
    The following table presents the fair value and carrying value of these financial instruments as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
Millions	Fair Value	Carrying Value	Fair Value	Carrying Value
HG Global Senior Notes	$159.5	$146.7	$155.7	$146.5
Ark 2007 Subordinated Notes	$29.2	$30.0	$28.4	$30.0
Ark 2021 Subordinated Notes	$166.1	$155.1	$163.1	$153.7
Kudu Credit Facility	$224.9	$203.7	$223.9	$208.3
Other Operations debt	$33.0	$30.6	$38.2	$36.7

The fair value estimates for the HG Global Senior Notes, Ark 2007 Subordinated Notes, Ark 2021 Subordinated Notes, Kudu Credit Facility and Other Operations debt have been determined based on a discounted cash flow approach and are considered to be Level 3 measurements.
For the fair value level measurements associated with White Mountains’s investment securities see Note 3 — “Investment Securities.” For the fair value level measurements associated with White Mountains’s derivative instruments see Note 9 — “Derivatives.”

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

Net Income (Loss) from Discontinued Operations

The following table summarizes the results of operations, including related income taxes associated with the businesses classified as discontinued operations for the three and six months ended June 30, 2022:

Millions	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Revenues
Commission revenues	$80.2	$150.3
Other revenues	22.7	41.1
Total revenues	102.9	191.4
Expenses
General and administrative expenses	57.1	111.1
Broker commission expenses	24.1	44.7
Change in fair value of contingent consideration	—	.1
Amortization of other intangible assets	—	9.1
Interest expense	8.4	10.5
Total expenses	89.6	175.5
Pre-tax income (loss) from discontinued operations	13.3	15.9
Income tax (expense) benefit	(6.9)	(5.8)
Net income (loss) from discontinued operations, net of tax	6.4	10.1
Net (income) loss from discontinued operations attributable to noncontrolling interests	(.5)	(.6)
Total income (loss) from discontinued operations attributable to White Mountains’s common shareholders	5.9	9.5
Other comprehensive income (loss) from discontinued operations, net of tax	(4.0)	(5.9)
Comprehensive income (loss) from discontinued operations	1.9	3.6
Other comprehensive (income) loss from discontinued operations attributable to noncontrolling interests	.2	.3
Comprehensive income (loss) from discontinued operations attributable to White Mountains’s common shareholders	$2.1	$3.9
Net Change in Cash from Discontinued Operations
The following table summarizes the net change in cash associated with the businesses classified as discontinued operations for the six months ended June 30, 2022:

Millions	Six Months Ended June 30, 2022
Net cash provided from (used for) operations	$36.7
Net cash provided from (used for) investing activities	7.1
Net cash used from (used for) financing activities	(16.9)
Effect of exchange rate changes on cash	4.2
Net change in cash during the period	31.1
Cash balances at beginning of period (includes restricted cash of $89.2)	111.6
Cash balances at end of period (includes restricted cash of $108.9)	142.7
Supplemental cash flows information:
Interest paid	$10.4
Net income tax payments	$—

Earnings Per Share from Discontinued Operations

White Mountains calculates earnings per share using the two-class method, which allocates earnings between common and unvested restricted common shares. Both classes of shares participate equally in earnings on a per share basis. Basic earnings per share amounts are based on the weighted average number of common shares outstanding adjusted for unvested restricted common shares. Diluted earnings per share amounts are also impacted by the net effect of potentially dilutive common shares outstanding. The following table presents the Company’s computation of earnings per share for discontinued operations for the three and six months ended June 30, 2022:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Basic and diluted earnings per share numerators (in millions):
Net income (loss) attributable to White Mountains’s common shareholders	$(169.2)	$(135.8)
Less: net income (loss) from continuing operations	(216.6)	(228.7)
Less: net (income) loss from continuing operations attributable to noncontrolling interests	41.5	83.4
Total gain (loss) from discontinued operations attributable to White Mountains’s common shareholders (1)	5.9	9.5
Allocation of earnings to participating restricted common shares (2)	(.1)	(.1)
Basic and diluted earnings per share numerators (3)	$5.8	$9.4
Basic earnings per share denominators (in thousands):
Total average common shares outstanding during the period	2,979.0	2,992.5
Average unvested restricted common shares (4)	(38.3)	(33.9)
Basic earnings per share denominator	2,940.7	2,958.6
Diluted earnings per share denominator (in thousands):
Total average common shares outstanding during the period	2,979.0	2,992.5
Average unvested restricted common shares (4)	(38.3)	(33.9)
Diluted earnings per share denominator	2,940.7	2,958.6
Basic and diluted earnings (losses) per share (in dollars) - discontinued operations	$1.98	$3.17
(1) Includes net income (loss) from discontinued operations, net of tax - NSM Group
(2) Restricted shares issued by White Mountains receive dividends, and therefore, are considered participating securities.
(3) Net earnings attributable to White Mountains’s common shareholders, net of restricted share amounts, is equal to undistributed earnings for the three and six months ended June 30, 2022.
(4) Restricted shares outstanding vest upon a stated date. See Note 12 — “Employee Share-Based Incentive Compensation Plans.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains “forward-looking statements.” White Mountains intends statements that are not historical in nature, which are hereby identified as forward-looking statements, to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. White Mountains cannot promise that its expectations in such forward-looking statements will turn out to be correct. White Mountains’s actual results could be materially different from and worse than its expectations. See “FORWARD-LOOKING STATEMENTS” on page 74 for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements.
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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

Overview
White Mountains reported book value per share of $1,532 and adjusted book value per share of $1,576 as of June 30, 2023. Book value per share and adjusted book value per share both increased 1% in the second quarter of 2023 and increased 5% and 6% in the first six months of 2023, including dividends. The increases in book value per share and adjusted book value per share were driven primarily by solid results at the operating companies and positive investment returns. Results in the second quarter of 2023 were partially offset by the impact of mark-to-market losses from the decline in MediaAlpha’s share price.
White Mountains reported book value per share of $1,129 and adjusted book value per share of $1,152 as of June 30, 2022. Book value per share decreased 5% and adjusted book value per share decreased 4% in the second quarter of 2022. For the first six months of 2022, book value decreased 4% and adjusted book value decreased 3%, including dividends. Results were driven primarily by mark-to-market losses in White Mountains’s fixed income investment portfolio and the decline in MediaAlpha’s share price, partially offset by positive results at the operating companies. As of June 30, 2022, book value per share would have been $1,429 and adjusted book value per share would have been $1,452 including the estimated net gain of approximately $300 per share from the NSM Transaction.
In the first six months of 2023, White Mountains repurchased and retired 24,165 of its common shares for $33 million at an average share price of $1,354.88, 88% of White Mountains’s June 30, 2023 book value per share and 86% of White Mountains’s June 30, 2023 adjusted book value per share. As of June 30, 2023, White Mountains’s undeployed capital was approximately $680 million.
In the HG Global/BAM segment, gross written premiums and MSC collected totaled $26 million and $47 million in the second quarter and first six months of 2023 compared to $41 million and $63 million in the second quarter and first six months of 2022. Total pricing was 77 and 75 basis points in the second quarter and first six months of 2023 compared to 70 and 67 basis points in the second quarter and first six months of 2022. BAM insured municipal bonds with par value of $3.4 billion and $6.3 billion in the second quarter and first six months of 2023 compared to $5.9 billion and $9.3 billion in the second quarter and first six months of 2022. BAM’s total claims paying resources were $1,451 million as of June 30, 2023 compared to $1,423 million as of December 31, 2022 and $1,228 million as of June 30, 2022. In July 2023, S&P Global Ratings affirmed BAM’s AA rating and Stable outlook.
The Ark/WM Outrigger segment’s combined ratio was 87% and 89% in the second quarter and first six months of 2023. Ark/WM Outrigger reported gross written premiums of $606 million and $1,416 million, net written premiums of $461 million and $1,075 million and net earned premiums of $293 million and $548 million in the second quarter and first six months of 2023. Ark/WM Outrigger reported pre-tax income of $52 million and $94 million in the second quarter and first six months of 2023.

Ark’s combined ratio was 89% and 91% in the second quarter and first six months of 2023 compared to 87% and 93% in the second quarter and first six months of 2022. Ark’s combined ratio in the second quarter and first six months of 2023 included four points of unfavorable prior year loss reserve development, primarily due to Winter Storm Elliott and three large claims in the property and marine & energy lines of business, compared to ten points and six points of favorable prior year loss reserve development in the second quarter and first six months of 2022. Ark’s combined ratio in the second quarter and first six months of 2023 included five points and three points of catastrophe losses compared to 11 points and 14 points of catastrophe losses, driven primarily by losses from the conflict in Ukraine, in the second quarter and first six months of 2022. Ark reported gross written premiums of $606 million and $1,416 million, net written premiums of $403 million and $973 million and net earned premiums of $284 million and $534 million in the second quarter and first six months of 2023 compared to gross written premiums of $404 million and $1,037 million, net written premiums of $270 million and $814 million and net earned premiums of $217 million and $412 million in the second quarter and first six months of 2022. Ark reported pre-tax income (loss) of $42 million and $78 million in the second quarter and first six months of 2023 compared to $(21) million and $(45) million in the second quarter and first six months of 2022. Ark’s results included net realized and unrealized investment gains (losses) of $18 million and $43 million in the second quarter and first six months of 2023 compared to $(45) million and $(62) million in the second quarter and first six months of 2022.
WM Outrigger Re’s combined ratio was 25% and 24% in the second quarter and first six months of 2023. WM Outrigger Re reported gross and net written premiums of $58 million and $102 million and net earned premiums of $10 million and $15 million in the second quarter and first six months of 2023.
Kudu reported total revenues of $19 million, pre-tax income of $10 million and adjusted EBITDA of $12 million in the second quarter of 2023 compared to total revenues of $(4) million, pre-tax loss of $10 million and adjusted EBITDA of $11 million in the second quarter of 2022. Kudu’s revenues and pre-tax income (loss) included $5 million of net realized and unrealized investment gains in the second quarter of 2023 compared to $18 million of net realized and unrealized investment losses in the second quarter of 2022.
Kudu reported total revenues of $63 million, pre-tax income of $45 million and adjusted EBITDA of $23 million in the first six months of 2023, compared to total revenues of $31 million, pre-tax income of $19 million and adjusted EBITDA of $21 million in the first six months of 2022. Kudu’s revenues and pre-tax income in the first six months of 2023 included $34 million of net realized and unrealized gains compared to $5 million in the first six months of 2022.
During the second quarter of 2023, White Mountains completed a tender offer to purchase 5.9 million additional shares of MediaAlpha at a purchase price of $10.00 per share. As of June 30, 2023, White Mountains owns 22.9 million shares of MediaAlpha, representing a 36% basic ownership interest (33% on a fully-diluted/fully-converted basis). As of June 30, 2023, MediaAlpha’s closing price was $10.31 per share, which decreased from $14.98 as of March 31, 2022. The carrying value of White Mountains’s investment in MediaAlpha was $236 million as of June 30, 2023 compared to $254 million as of March 31, 2023. The $18 million decline in MediaAlpha’s carrying value included $79 million of unrealized investment losses attributable to the 16.9 million shares of MediaAlpha owned by White Mountains as of March 31, 2023, partially offset by a $59 million increase in the carrying value attributable to the shares acquired in the tender offer and $2 million of unrealized investment gains attributable to the newly acquired shares. Based on White Mountains’s ownership of MediaAlpha as of June 30, 2023, each $1.00 per share increase or decrease in the stock price of MediaAlpha will result in an approximate $9.00 per share increase or decrease in White Mountains’s book value per share and adjusted book value per share.
White Mountains’s total consolidated portfolio return on invested assets was 0.9% in the second quarter of 2023, which included $77 million of unrealized investment losses from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total consolidated portfolio return on invested assets was 3.0% in the second quarter of 2023, driven primarily by net unrealized investment gains from other long-term investments, net realized and unrealized investment gains from common equity securities and net investment income in the fixed income portfolio. White Mountains’s total consolidated portfolio return on invested assets was -4.7% in the second quarter of 2022, which included $114 million of unrealized investment losses from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total consolidated portfolio return on invested assets was -2.1% in the second quarter of 2022, driven primarily by net unrealized investment losses in the fixed income portfolio due to rising interest rates.
White Mountains’s total consolidated portfolio return on invested assets was 5.5% in the first six months of 2023, which included $8 million of unrealized investment gains from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total consolidated portfolio return on invested assets was 6.1% in the first six months of 2023, driven primarily by net realized and unrealized investment gains from other long-term investments and common equity securities, as well as net investment income in the fixed income portfolio. White Mountains’s total consolidated portfolio return on invested assets was -4.0% in the first six months of 2022, which included $95 million of unrealized investment losses from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total consolidated portfolio return on invested assets was -1.9% in the first six months of 2022, driven primarily by net unrealized investment losses in the fixed income portfolio due to rising interest rates, partially offset by favorable other long-term investment results.

Adjusted Book Value Per Share

The following table presents White Mountains’s book value per share and reconciles it to adjusted book value per share, a non-GAAP measure as of June 30, 2023, March 31, 2023, December 31, 2022, and June 30, 2022. See NON-GAAP FINANCIAL MEASURES on page 72.

Millions	June 30, 2023	March 31, 2023	December 31, 2022	June 30, 2022
Book value per share numerators (in millions):
White Mountains’s common shareholders’ equity - GAAP book value per share numerator	$3,922.2	$3,902.4	$3,746.9	$3,323.3
Time value of money discount on expected future payments on the BAM Surplus Notes (1)	(91.8)	(93.4)	(95.1)	(115.9)
HG Global’s unearned premium reserve (1)	246.8	243.3	242.1	221.6
HG Global’s net deferred acquisition costs (1)	(70.7)	(69.4)	(69.0)	(62.6)
Adjusted book value per share numerator	$4,006.5	$3,982.9	$3,824.9	$3,366.4
Book value per share denominators (in thousands of shares):
Common shares outstanding - GAAP book value per share denominator	2,560.4	2,564.5	2,572.1	2,942.9
Unearned restricted common shares	(19.0)	(22.3)	(14.1)	(20.9)
Adjusted book value per share denominator	2,541.4	2,542.2	2,558.0	2,922.0
GAAP book value per share	$1,531.84	$1,521.73	$1,456.74	$1,129.27
Adjusted book value per share	$1,576.46	$1,566.73	$1,495.28	$1,152.12
Year-to-date dividends paid per share	$1.00	$1.00	$1.00	$1.00
(1) Amount reflects White Mountains’s preferred share ownership in HG Global of 96.9%.

Goodwill and Other Intangible Assets

The following table presents goodwill and other intangible assets that are included in White Mountains’s adjusted book value as of June 30, 2023, March 31, 2023, December 31, 2022, and June 30, 2022:

Millions	June 30, 2023	March 31, 2023	December 31, 2022	June 30, 2022
Goodwill:
Ark	$116.8	$116.8	$116.8	$116.8
Kudu	7.6	7.6	7.6	7.6
Other Operations (1)	44.4	44.4	52.1	77.4
Total goodwill	168.8	168.8	176.5	201.8
Other intangible assets:
Ark	175.7	175.7	175.7	175.7
Kudu	.8	.9	1.0	1.1
Other Operations (1)	28.3	30.8	39.2	19.4
Total other intangible assets	204.8	207.4	215.9	196.2
Total goodwill and other intangible assets (2)	$373.6	$376.2	$392.4	$398.0
Goodwill and other intangible assets attributed to non-controlling interests	$(95.4)	$(95.7)	$(102.7)	$(103.4)
Goodwill and other intangible assets included in White Mountains’s common shareholders’ equity	$278.2	$280.5	$289.7	$294.6
(1) The relative fair values of goodwill and other intangible assets recognized in connection with recent acquisitions within Other Operations had not yet been finalized at June 30, 2022.
(2) See Note 4 — “Goodwill and Other Intangible Assets” on page 23 for details of other intangible assets.

Summary of Consolidated Results

The following table presents White Mountains’s consolidated financial results for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2023	2022	2023	2022
Revenues
Financial Guarantee revenues	$5.9	$(13.2)	$38.6	$(44.5)
P&C Insurance and Reinsurance revenues	323.0	182.2	610.5	357.9
Asset Management revenues	19.3	(3.8)	63.1	31.1
Other Operations revenues	30.2	(88.5)	198.1	(7.4)
Total revenues	378.4	76.7	910.3	337.1
Expenses
Financial Guarantee expenses	18.9	25.6	43.4	44.9
P&C Insurance and Reinsurance expenses	271.2	203.6	516.6	402.4
Asset Management expenses	9.3	6.4	17.8	12.0
Other Operations expenses	61.6	73.7	116.0	125.2
Total expenses	361.0	309.3	693.8	584.5
Pre-tax income (loss)
Financial Guarantee pre-tax income (loss)	(13.0)	(38.8)	(4.8)	(89.4)
P&C Insurance and Reinsurance pre-tax income (loss)	51.8	(21.4)	93.9	(44.5)
Asset Management pre-tax income (loss)	10.0	(10.2)	45.3	19.1
Other Operations pre-tax income (loss)	(31.4)	(162.2)	82.1	(132.6)
Total pre-tax income (loss) from continuing operations	17.4	(232.6)	216.5	(247.4)
Income tax (expense) benefit	(.2)	16.0	(12.1)	18.7
Net income (loss) from continuing operations	17.2	(216.6)	204.4	(228.7)
Net income (loss) from discontinued operations, net of tax - NSM Group	—	6.4	—	10.1
Net income (loss)	17.2	(210.2)	204.4	(218.6)
Net (income) loss attributable to noncontrolling interests	2.4	41.0	(5.3)	82.8
Net income (loss) attributable to White Mountains’s common shareholders	19.6	(169.2)	199.1	(135.8)
Other comprehensive income (loss), net of tax	1.4	(1.1)	2.6	(1.5)
Other comprehensive income (loss) from discontinued operations, net of tax - NSM Group	—	(4.0)	—	(5.9)
Comprehensive income (loss)	21.0	(174.3)	201.7	(143.2)
Other comprehensive (income) loss attributable to noncontrolling interests	(.4)	.5	(.8)	.7
Comprehensive income (loss) attributable to White Mountains’s common shareholders	$20.6	$(173.8)	$200.9	$(142.5)

I. SUMMARY OF OPERATIONS BY SEGMENT

As of June 30, 2023, White Mountains conducted its operations through three segments: (1) HG Global/BAM, (2) Ark/WM Outrigger, and (3) Kudu, with our remaining operating businesses, holding companies and other assets included in Other Operations. White Mountains has made its segment determination based on consideration of the following criteria: (i) the nature of the business activities of each of the Company’s subsidiaries and affiliates; (ii) the manner in which the Company’s subsidiaries and affiliates are organized; (iii) the existence of primary managers responsible for specific subsidiaries and affiliates; and (iv) the organization of information provided to the Company’s chief operating decision makers and its Board of Directors. Significant intercompany transactions among White Mountains’s segments have been eliminated herein. White Mountains’s segment information is presented in Note 14 — “Segment Information” to the Consolidated Financial Statements.
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

HG Global/BAM

The following tables present the components of pre-tax income (loss) included in the HG Global/BAM segment related to the consolidation of HG Global, which includes HG Re and its other wholly-owned subsidiaries, and BAM for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023
Millions	HG Global	BAM	Eliminations	Total
Direct written premiums	$—	$11.6	$—	$11.6
Assumed written premiums	10.0	—	(10.0)	—
Gross written premiums	10.0	11.6	(10.0)	11.6
Ceded written premiums	—	(10.0)	10.0	—
Net written premiums	$10.0	$1.6	$—	$11.6

Earned insurance premiums	$6.4	$1.3	$—	$7.7
Net investment income	4.1	3.5	—	7.6
Net investment income - BAM Surplus Notes	6.5	—	(6.5)	—
Net realized and unrealized investment gains (losses)	(5.7)	(4.2)	—	(9.9)
Other revenues	—	.5	—	.5
Total revenues	11.3	1.1	(6.5)	5.9
Acquisition expenses	1.8	(.3)	—	1.5
General and administrative expenses	.3	14.6	—	14.9
Interest expense (1)	2.7	—	—	2.7
Interest expense - BAM Surplus Notes	—	6.5	(6.5)	—
Total expenses	4.8	20.8	(6.5)	19.1
Pre-tax income (loss)	$6.5	$(19.7)	$—	$(13.2)
Supplemental information:
MSC collected (2)	$—	$14.7	$—	$14.7
(1) Amount includes $0.2 of intercompany interest expense that is eliminated in White Mountains’s consolidated financial statements. For segment reporting, HG Global’s intercompany interest expense included within the HG Global/BAM segment is eliminated against the offsetting intercompany interest income included within Other Operations.
(2) MSC collected are recorded directly to BAM’s equity, which is recorded as noncontrolling interest on White Mountains’s balance sheet.

	Three Months Ended June 30, 2022
Millions	HG Global	BAM	Eliminations	Total
Direct written premiums	$—	$17.1	$—	$17.1
Assumed written premiums	14.7	—	(14.7)	—
Gross written premiums	14.7	17.1	(14.7)	17.1
Ceded written premiums	—	(14.7)	14.7	—
Net written premiums	$14.7	$2.4	$—	$17.1

Earned insurance premiums	$8.7	$1.8	$—	$10.5
Net investment income	2.2	2.6	—	4.8
Net investment income - BAM Surplus Notes	3.0	—	(3.0)	—
Net realized and unrealized investment gains	(14.7)	(15.4)	—	(30.1)
Other revenues	.1	1.5	—	1.6
Total revenues	(.7)	(9.5)	(3.0)	(13.2)
Acquisition expenses	3.4	1.4	—	4.8
General and administrative expenses	.8	16.6	—	17.4
Interest expense	3.4	—	—	3.4
Interest expense - BAM Surplus Notes	—	3.0	(3.0)	—
Total expenses	7.6	21.0	(3.0)	25.6
Pre-tax income (loss)	$(8.3)	$(30.5)	$—	$(38.8)
Supplemental information:
MSC collected (1)	$—	$24.0	$—	$24.0
(1) MSC collected are recorded directly to BAM’s equity, which is recorded as noncontrolling interest on White Mountains’s balance sheet.

	Six Months Ended June 30, 2023
Millions	HG Global	BAM	Eliminations	Total
Direct written premiums	$—	$20.8	$—	$20.8
Assumed written premiums	17.7	—	(17.7)	—
Gross written premiums	17.7	20.8	(17.7)	20.8
Ceded written premiums	—	(17.7)	17.7	—
Net written premiums	$17.7	$3.1	$—	$20.8

Earned insurance premiums	$12.8	$2.6	$—	$15.4
Net investment income	8.1	6.7	—	14.8
Net investment income - BAM Surplus Notes	13.1	—	(13.1)	—
Net realized and unrealized investment gains (losses)	2.2	4.9	—	7.1
Other revenues	—	1.3	—	1.3
Total revenues	36.2	15.5	(13.1)	38.6
Acquisition expenses	3.6	.6	—	4.2
General and administrative expenses	1.4	30.8	—	32.2
Interest expense (1)	7.2	—	—	7.2
Interest expense - BAM Surplus Notes	—	13.1	(13.1)	—
Total expenses	12.2	44.5	(13.1)	43.6
Pre-tax income (loss)	$24.0	$(29.0)	$—	$(5.0)
Supplemental information:
MSC collected (2)	$—	$26.5	$—	$26.5
(1) Amount includes $0.2 of intercompany interest expense that is eliminated in White Mountains’s consolidated financial statements. For segment reporting, HG Global’s intercompany interest expense included within the HG Global/BAM segment is eliminated against the offsetting intercompany interest income included within Other Operations.
(2) MSC collected are recorded directly to BAM’s equity, which is recorded as noncontrolling interest on White Mountains’s balance sheet.

	Six Months Ended June 30, 2022
Millions	HG Global	BAM	Eliminations	Total
Direct written premiums	$—	$26.5	$—	$26.5
Assumed written premiums	22.8	—	(22.8)	—
Gross written premiums	22.8	26.5	(22.8)	26.5
Ceded written premiums	—	(22.8)	22.8	—
Net written premiums	$22.8	$3.7	$—	$26.5

Earned insurance premiums	$15.6	$3.3	$—	$18.9
Net investment income	4.3	5.1	—	9.4
Net investment income - BAM Surplus Notes	5.9	—	(5.9)	—
Net realized and unrealized investment gains (losses)	(38.2)	(37.0)	—	(75.2)
Other revenues	.2	2.2	—	2.4
Total revenues	(12.2)	(26.4)	(5.9)	(44.5)
Acquisition expenses	6.0	1.8	—	7.8
General and administrative expenses	1.5	32.2	—	33.7
Interest expense	3.4	—	—	3.4
Interest expense - BAM Surplus Notes	—	5.9	(5.9)	—
Total expenses	10.9	39.9	(5.9)	44.9
Pre-tax income (loss)	$(23.1)	$(66.3)	$—	$(89.4)
Supplemental information:
MSC collected (1)	$—	36.3	$—	$36.3
(1) MSC collected are recorded directly to BAM’s equity, which is recorded as noncontrolling interest on White Mountains’s balance sheet.

HG Global/BAM Results—Three Months Ended June 30, 2023 versus Three Months Ended June 30, 2022
Gross written premiums and MSC collected in the HG Global/BAM segment totaled $26 million in the second quarter of 2023 compared to $41 million in the second quarter of 2022. BAM insured $3.4 billion of municipal bonds, $2.9 billion of which were in the primary market, in the second quarter of 2023 compared to $5.9 billion of municipal bonds, $4.1 billion of which were in the primary market, in the second quarter of 2022.
Insured penetration in the primary market increased to 10.1% in the second quarter of 2023, driven primarily by demand from large deals in the period, compared to 9.1% in the second quarter of 2022.
Total pricing, which reflects both gross written premiums and MSC, increased to 77 basis points in the second quarter of 2023 compared to 70 basis points in the second quarter of 2022. The increase in total pricing was driven by higher pricing in both the primary and secondary markets. Pricing in the primary market increased to 56 basis points in the second quarter of 2023 compared to 49 basis points in the second quarter of 2022. Pricing in the secondary market, which is more transaction specific than pricing in the primary market, increased to 200 basis points in the second quarter of 2023 compared to 121 basis points in the second quarter of 2022.
The following table presents the gross par value of primary and secondary market policies issued, the gross written premiums and MSC collected and total pricing for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
$ in Millions	2023	2022
Gross par value of primary market policies issued	$2,890.2	$4,123.7
Gross par value of secondary market policies issued	500.3	1,743.8
Total gross par value of market policies issued	$3,390.5	$5,867.5
Gross written premiums	$11.6	$17.1
MSC collected	14.7	24.0
Total gross written premiums and MSC collected	$26.3	$41.1
Total pricing	77 bps	70 bps

HG Global reported pre-tax income (loss) of $7 million in the second quarter of 2023 compared to $(8) million in the second quarter of 2022. HG Global’s results included net realized and unrealized investment gains (losses) on its fixed income portfolio of $(6) million in the second quarter of 2023 compared to $(15) million in the second quarter of 2022 as interest rates increased to a lesser extent in the second quarter of 2023 versus the second quarter of 2022. HG Global’s results in the second quarter of 2023 included $7 million of interest income on the BAM Surplus Notes compared to $3 million in the second quarter of 2022 as the interest rate increased to 8% in 2023 from 3% in 2022.
On April 29, 2022, HG Global received the proceeds of a $150 million, 10-year term loan credit facility. In turn, on May 2, 2022, HG Global paid a $120 million cash dividend to shareholders, of which $116 million was paid to White Mountains.
BAM is a mutual insurance company that is owned by its members. BAM’s results are consolidated into White Mountain’s GAAP financial statements and attributed to noncontrolling interests. White Mountains reported $20 million of GAAP pre-tax loss from BAM in the second quarter of 2023 compared to $31 million in the second quarter of 2022. BAM’s results included net realized and unrealized investment losses on its fixed income portfolio of $4 million in the second quarter of 2023 compared to $15 million in the second quarter of 2022 as interest rates increased to a lesser extent in the second quarter of 2023 versus the second quarter of 2022. BAM’s results in the second quarter of 2023 also included $7 million of interest expense on the BAM Surplus Notes compared to $3 million in the second quarter of 2022.

HG Global/BAM Results—Six Months Ended June 30, 2023 versus Six Months Ended June 30, 2022
Gross written premiums and MSC collected in the HG Global/BAM segment totaled $47 million in the first six months of 2023 compared to $63 million in the first six months of 2022. BAM insured $6.3 billion of municipal bonds, $5.1 billion of which were in the primary market, in the first six months of 2023 compared to $9.3 billion of municipal bonds, $6.9 billion of which were in the primary market, in the first six months of 2022.
Insured penetration in the primary market increased to 9.1% in the first six months of 2023, driven primarily by demand from large deals in the period, compared to 8.6% in the first six months of 2022.
Total pricing, which reflects both gross written premiums and MSC, increased to 75 basis points in the first six months of 2023, compared to 67 basis points in the first six months of 2022. The increase in total pricing was driven by higher pricing in both the primary and secondary markets. Pricing in the primary market increased to 54 basis points in the first six months of 2023 compared to 47 basis points in first six months of 2022. Pricing in the secondary market, which is more transaction specific than pricing in the primary market, increased to 163 basis points in the first six months of 2023 compared to 124 basis points in the first six months of 2022.
The following table presents the gross par value of primary and secondary market policies issued, the gross written premiums and MSC collected and total pricing for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
$ in Millions	2023	2022
Gross par value of primary market policies issued	$5,075.6	$6,878.8
Gross par value of secondary market policies issued	1,204.5	2,442.9
Total gross par value of market policies issued	$6,280.1	$9,321.7
Gross written premiums	$20.8	$26.5
MSC collected	26.5	36.3
Total gross written premiums and MSC collected	$47.3	$62.8
Total pricing	75 bps	67 bps

HG Global reported pre-tax income (loss) of $24 million in the first six months of 2023 compared to $(23) million in the first six months of 2022. HG Global’s results included net realized and unrealized investment gains (losses) on its fixed income portfolio of $2 million as interest rates increased and spreads tightened modestly in the first six months of 2023 compared to $(38) million in the first six months of 2022 as interest rates increased significantly. HG Global’s results in the first six months of 2023 also included $13 million of interest income on the BAM Surplus Notes compared to $6 million in the first six months of 2022 as the interest rate increased to 8% in 2023 from 3% in 2022.
BAM is a mutual insurance company that is owned by its members. BAM’s results are consolidated into White Mountains’s GAAP financial statements and attributed to noncontrolling interests. White Mountains reported $29 million of GAAP pre-tax loss from BAM in the first six months of 2023, compared to $66 million in the first six months of 2022. BAM’s results included net realized and unrealized investment gains (losses) on its fixed income portfolio of $5 million in the first six months of 2023 as interest rates increased and spreads tightened modestly compared to $(37) million in the first six months of 2022 as interest rates increased significantly. BAM’s results in the first six months of 2023 also included $13 million of interest expense on the BAM Surplus Notes compared to $6 million in the first six months of 2022.

Claims Paying Resources
BAM’s claims paying resources represent the capital and other financial resources BAM has available to pay claims and, as such, is a key indication of BAM’s financial strength.
BAM’s claims paying resources were $1,451 million as of June 30, 2023 compared to $1,423 million as of December 31, 2022 and $1,228 million as of June 30, 2022. The increase in claims paying resources as of June 30, 2023 compared to December 31, 2022 was driven primarily by an increase in the HG Re Collateral Trusts resulting from deposits of ceded premiums for the first six months of 2023. In the fourth quarter of 2022, BAM completed a reinsurance agreement with Fidus Re that increased BAM’s claims paying resources by $150 million.
The following table presents BAM’s total claims paying resources as of June 30, 2023, December 31, 2022 and June 30, 2022:

Millions	June 30, 2023	December 31, 2022	June 30, 2022
Policyholders’ surplus	$281.5	$283.4	$303.4
Contingency reserve	126.9	118.2	109.8
Qualified statutory capital	408.4	401.6	413.2
Statutory net unearned premiums	56.9	55.3	51.1
Present value of future installment premiums and MSC	12.5	13.3	13.9
HG Re Collateral Trusts at statutory value	573.4	553.1	499.4
Fidus Re collateral trusts at statutory value	400.0	400.0	250.0
Claims paying resources	$1,451.2	$1,423.3	$1,227.6

HG Global/BAM Balance Sheets
The following tables present amounts from HG Global, which includes HG Re and its other wholly-owned subsidiaries, and BAM that are contained within White Mountains’s consolidated balance sheet as of June 30, 2023 and December 31, 2022:

	June 30, 2023
Millions	HG Global	BAM	Eliminations and Segment Adjustments	Total
Assets
Fixed maturity investments, at fair value	$512.5	$420.4	$—	$932.9
Short-term investments, at fair value	41.2	26.3	—	67.5
Total investments	553.7	446.7	—	1,000.4
Cash	1.4	1.5	—	2.9
BAM Surplus Notes	340.0	—	(340.0)	—
Accrued interest receivable on BAM Surplus Notes	171.0	—	(171.0)	—
Insurance premiums receivable	4.0	6.4	(4.0)	6.4
Deferred acquisition costs	72.9	37.4	(72.9)	37.4
Other assets	11.0	14.6	(.3)	25.3
Total assets	$1,154.0	$506.6	$(588.2)	$1,072.4
Liabilities
BAM Surplus Notes (1)	$—	$340.0	$(340.0)	$—
Accrued interest payable on BAM Surplus Notes (2)	—	171.0	(171.0)	—
Preferred dividends payable to White Mountains (3)	369.9	—	—	369.9
Preferred dividends payable to noncontrolling interests	13.6	—	—	13.6
Unearned insurance premiums	254.7	49.0	—	303.7
Debt	146.7	—	—	146.7
Intercompany debt (4)	1.5	—	—	1.5
Accrued incentive compensation	.9	13.8	—	14.7
Other liabilities	8.2	90.0	(77.2)	21.0
Total liabilities	795.5	663.8	(588.2)	871.1
Equity
White Mountains’s common shareholders’ equity (3) (4)	359.8	—	—	359.8
Noncontrolling interests	(1.3)	(157.2)	—	(158.5)
Total equity	358.5	(157.2)	—	201.3
Total liabilities and equity	$1,154.0	$506.6	$(588.2)	$1,072.4
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

Ark/WM Outrigger

The following table presents the components of pre-tax income (loss) included in the Ark/WM Outrigger segment for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023				2022
Millions	Ark	WM Outrigger Re	Eliminations	Total	Ark
Direct written premiums	$291.5	$—	$—	$291.5	$214.3
Assumed written premiums	314.6	58.3	(58.3)	314.6	189.6
Gross written premiums	606.1	58.3	(58.3)	606.1	403.9
Ceded written premiums	(203.2)	—	58.3	(144.9)	(133.7)
Net written premiums	$402.9	$58.3	$—	$461.2	$270.2

Earned insurance premiums	$283.7	$9.6	$—	$293.3	$217.3
Net investment income	11.2	2.5	—	13.7	3.2
Net realized and unrealized investment gains (losses)	18.0	—	—	18.0	(44.6)
Other revenues	(2.0)	—	—	(2.0)	6.3
Total revenues	310.9	12.1	—	323.0	182.2
Losses and LAE	167.1	.4	—	167.5	120.5
Acquisition expenses	59.4	2.0	—	61.4	50.2
General and administrative expenses - other underwriting	25.5	—	—	25.5	18.6
General and administrative expenses - all other	9.4	—	—	9.4	11.1
Change in fair value of contingent consideration	2.2	—	—	2.2	.1
Interest expense	5.2	—	—	5.2	3.1
Total expenses	268.8	2.4	—	271.2	203.6
Pre-tax income (loss)	$42.1	$9.7	$—	$51.8	$(21.4)

	Six Months Ended June 30,
	2023				2022
Millions	Ark	WM Outrigger Re	Eliminations	Total	Ark
Direct written premiums	$537.7	$—	$—	$537.7	$445.2
Assumed written premiums	877.8	102.4	(102.4)	877.8	591.8
Gross written premiums	1,415.5	102.4	(102.4)	1,415.5	1,037.0
Ceded written premiums	(442.5)	—	102.4	(340.1)	(223.0)
Net written premiums	$973.0	$102.4	$—	$1,075.4	$814.0

Earned insurance premiums	$533.6	$14.8	$—	$548.4	$411.7
Net investment income	19.6	4.7	—	24.3	4.8
Net realized and unrealized investment gains (losses)	42.5	—	—	42.5	(62.1)
Other revenues	(4.7)	—	—	(4.7)	3.5
Total revenues	591.0	19.5	—	610.5	357.9
Losses and LAE	314.7	.6	—	315.3	242.5
Acquisition expenses	118.3	2.9	—	121.2	100.1
General and administrative expenses - other underwriting	53.0	—	—	53.0	40.7
General and administrative expenses - all other	17.0	.1	—	17.1	10.0
Change in fair value of contingent consideration	(.2)	—	—	(.2)	2.2
Interest expense	10.2	—	—	10.2	6.9
Total expenses	513.0	3.6	—	516.6	402.4
Pre-tax income (loss)	$78.0	$15.9	$—	$93.9	$(44.5)

For the years of account subsequent to the Ark Transaction, Ark is no longer using TPC Providers to provide underwriting capital for the Syndicates. During the first quarter of 2023, an RITC agreement was executed such that the outstanding loss and LAE reserves for claims arising out of the 2020 year of account, for which the TPC Providers’ participation in the total net results of the Syndicates was 43%, were reinsured into the 2021 year of account, for which the TPC Providers’ participation in the total net results of the Syndicates was 0%. Captions within Ark’s results of operations for the three and six months ended June 30, 2022 are shown net of amounts relating to TPC Providers’ share of the Syndicates’ results, including investment results.

Ark/WM Outrigger Results—Three Months Ended June 30, 2023 versus Three Months Ended June 30, 2022
The Ark/WM Outrigger segment’s combined ratio was 87% in the second quarter of 2023. The Ark/WM Outrigger segment reported gross written premiums of $606 million, net written premiums of $461 million and net earned premiums of $293 million in the second quarter of 2023. The Ark/WM Outrigger segment reported pre-tax income of $52 million in the second quarter of 2023.
Ark’s combined ratio was 89% in the second quarter of 2023 compared to 87% in the second quarter of 2022. Ark’s combined ratio in the second quarter of 2023 included four points of unfavorable prior year loss reserve development, primarily due to three large claims in the property and marine & energy lines of business. This compared to ten points of favorable prior year loss reserve development in the second quarter of 2022, driven primarily by the property and specialty lines of business, including favorable claims experience on prior year catastrophe events. Ark’s combined ratio in the second quarter of 2023 included five points of catastrophe losses compared to 11 points of catastrophe losses, driven primarily by losses from the conflict in Ukraine, in the second quarter of 2022.
Ark reported gross written premiums of $606 million, net written premiums of $403 million and net earned premiums of $284 million in the second quarter of 2023 compared to gross written premiums of $404 million, net written premiums of $270 million and net earned premiums of $217 million in the second quarter of 2022. Ark reported pre-tax income (loss) of $42 million in the second quarter of 2023 compared to $(21) million in second quarter of 2022. Ark’s results included net realized and unrealized investment gains (losses) of $18 million in the second quarter of 2023 compared to $(45) million in the second quarter of 2022.
WM Outrigger Re’s combined ratio was 25% in the second quarter of 2023. WM Outrigger Re reported gross and net written premiums of $58 million and net earned premiums of $10 million in the second quarter of 2023. WM Outrigger Re’s catastrophe premiums are earned in proportion to the insurance protection provided.
The following table presents the Ark/WM Outrigger segment’s insurance premiums, insurance expenses and insurance ratios for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023				2022
$ in Millions	Ark	WM Outrigger Re	Eliminations	Total	Ark
Insurance premiums:
Gross written premiums	$606.1	$58.3	$(58.3)	$606.1	$403.9
Net written premiums	$402.9	$58.3	$—	$461.2	$270.2
Net earned premiums	$283.7	$9.6	$—	$293.3	$217.3

Insurance expenses:
Loss and loss adjustment expenses	$167.1	$.4	$—	$167.5	$120.5
Acquisition expenses	59.4	2.0	—	61.4	50.2
Other underwriting expenses (1)	25.5	—	—	25.5	18.6
Total insurance expenses	$252.0	$2.4	$—	$254.4	$189.3

Insurance ratios:
Loss and loss adjustment expense	58.9%	4.2%	—%	57.1%	55.5%
Acquisition expense	20.9	20.8	—	20.9	23.1
Other underwriting expense	9.0	—	—	8.7	8.6
Combined Ratio	88.8%	25.0%	—%	86.7%	87.2%
(1) Included within general and administrative expenses

Gross Written Premiums
Gross written premiums increased 50% to $606 million in the second quarter of 2023 compared to the second quarter of 2022, with risk adjusted rate change up approximately 21% year over year. The increase in gross written premiums was driven primarily by the property line of business for both insurance and reinsurance across London and Bermuda, reflecting the additional capacity provided by Outrigger Re Ltd., as well as the marine & energy line of business. The risk adjusted rate change on the Outrigger Re Ltd. portfolio of global property reinsurance was 35% in the second quarter of 2023. The following table presents the Ark/WM Outrigger segment’s gross written premiums by line of business for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
Millions	2023	2022
Property	$405.8	$245.6
Marine & Energy	88.5	57.2
Specialty	74.2	66.5
Casualty	26.7	25.9
Accident & Health	10.9	8.7
Total Gross Written Premium	$606.1	$403.9
Ark Results— Six Months Ended June 30, 2023 versus Six Months Ended June 30, 2022
The Ark/WM Outrigger segment’s combined ratio was 89% in the first six months of 2023. The Ark/WM Outrigger segment reported gross written premiums of $1,416, net written premiums of $1,075 and net earned premiums of $548 in the first six months of 2023. The Ark/WM Outrigger segment reported pre-tax income of $94 million in the first six months of 2023.
Ark’s combined ratio was 91% in the first six months of 2023, compared to 93% in the first six months of 2022. Ark’s combined ratio in the first six months of 2023 included four points of unfavorable prior year loss reserve development, primarily due to Winter Storm Elliott and three large claims in the property and marine & energy lines of business. This compared to six points of favorable prior year loss reserve development in the first six months of 2022, driven primarily by the property and specialty lines of business, including favorable claims experience on prior year catastrophe events in the second quarter. Ark’s combined ratio in the first six months of 2023 included three points of catastrophe losses compared to 14 points of catastrophe losses, driven primarily by losses from the conflict in Ukraine, in the first six months of 2022.
Ark reported gross written premiums of $1,416 million, net written premiums of $973 million and net earned premiums of $534 million in the first six months of 2023, compared to gross written premiums of $1,037 million, net written premiums of $814 million and net earned premiums of $412 million in the first six months of 2022. Ark reported pre-tax income (loss) of $78 million in the first six months of 2023 compared to $(45) million in the first six months of 2022. Ark’s results included net realized and unrealized investment gains (losses) of $43 million in the first six months of 2023, compared to $(62) million in the first six months of 2022.
WM Outrigger Re’s combined ratio was 24% in the first six months of 2023. WM Outrigger Re reported gross and net written premiums of $102 million and net earned premiums of $15 million in the first six months of 2023.

The following table presents the Ark/WM Outrigger segment’s insurance premiums, insurance expenses and insurance ratios for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023				2022
$ in Millions	Ark	WM Outrigger Re	Eliminations	Total	Ark
Insurance premiums:
Gross written premiums	$1,415.5	$102.4	$(102.4)	$1,415.5	$1,037.0
Net written premiums	$973.0	$102.4	$—	$1,075.4	$814.0
Net earned premiums	$533.6	$14.8	$—	$548.4	$411.7

Insurance expenses:
Loss and loss adjustment expenses	$314.7	$.6	$—	$315.3	$242.5
Acquisition expenses	118.3	2.9	—	121.2	100.1
Other underwriting expenses (1)	53.0	—	—	53.0	40.7
Total insurance expenses	$486.0	$3.5	$—	$489.5	$383.3

Insurance ratios:
Loss and loss adjustment expense	59.0%	4.1%	—%	57.5%	58.9%
Acquisition expense	22.2	19.6	—	22.1%	24.3
Other underwriting expense	9.9	—	—	9.7%	9.9
Combined Ratio	91.1%	23.7%	—%	89.3%	93.1%

Gross Written Premiums
Gross written premiums increased 36% to $1,416 million in the first six months of 2023 compared to the first six months of 2022, with risk adjusted rate change up approximately 15% year over year. The increase in gross written premiums was driven primarily by the property line of business for both insurance and reinsurance across London and Bermuda, reflecting the additional capacity provided by Outrigger Re Ltd., as well as the specialty and marine & energy lines of business. The risk adjusted rate change on the Outrigger Re Ltd. portfolio of global property reinsurance was 37% in the first six months of 2023. The following table presents the Ark/WM Outrigger segment’s gross written premiums by line of business for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
Millions	2023	2022
Property	$685.6	$419.1
Specialty	342.7	283.7
Marine & Energy	283.3	235.2
Casualty	56.9	50.8
Accident & Health	47.0	48.3
Total Gross Written Premium	$1,415.5	$1,037.1

Ark/WM Outrigger Balance Sheets
The following tables present amounts from Ark and WM Outrigger Re that are contained within White Mountains’s consolidated balance sheet as of June 30, 2023 and December 31, 2022:

	June 30, 2023
Millions	Ark	WM Outrigger Re	Eliminations and Segment Adjustments	Total
Assets
Fixed maturity investments, at fair value	$755.8	$—	$—	$755.8
Common equity securities, at fair value	382.6	—	—	382.6
Short-term investments, at fair value	428.9	211.4	—	640.3
Other long-term investments	410.7	—	—	410.7
Total investments	1,978.0	211.4	—	2,189.4
Cash	101.5	.2	—	101.7
Reinsurance recoverables	757.9	—	(88.2)	669.7
Insurance premiums receivable	1,077.2	80.8	(80.8)	1,077.2
Deferred acquisition costs	216.3	15.8	—	232.1
Goodwill and other intangible assets	292.5	—	—	292.5
Other assets	69.4	—	—	69.4
Total assets	$4,492.8	$308.2	$(169.0)	$4,632.0
Liabilities
Loss and loss adjustment expense reserves	$1,421.0	$.6	$(.6)	$1,421.0
Unearned insurance premiums	1,376.5	87.6	(87.6)	1,376.5
Debt	185.1	—	—	185.1
Reinsurance payable	327.8	—	(80.8)	247.0
Contingent consideration	45.1	—	—	45.1
Other liabilities	116.6	—	—	116.6
Total liabilities	3,472.1	88.2	(169.0)	3,391.3
Equity
White Mountains’s common shareholders’ equity	757.4	220.0	—	977.4
Noncontrolling interests	263.3	—	—	263.3
Total equity	1,020.7	220.0	—	1,240.7
Total liabilities and equity	$4,492.8	$308.2	$(169.0)	$4,632.0

	December 31, 2022
Millions	Ark	WM Outrigger Re (1)	Eliminations and Segment Adjustments	Total
Assets
Fixed maturity investments, at fair value	$772.8	$—	$—	$772.8
Common equity securities, at fair value	334.6	—	—	334.6
Short-term investments, at fair value	280.9	203.7	—	484.6
Other long-term investments	373.6	—	—	373.6
Total investments	1,761.9	203.7	—	1,965.6
Cash	100.0	1.5	—	101.5
Reinsurance recoverables	595.3	—	—	595.3
Insurance premiums receivable	544.1	—	—	544.1
Deferred acquisition costs	127.2	—	—	127.2
Goodwill and other intangible assets	292.5	—	—	292.5
Other assets	65.2	—	—	65.2
Total assets	$3,486.2	$205.2	$—	$3,691.4
Liabilities
Loss and loss adjustment expense reserves	$1,296.5	$—	$—	$1,296.5
Unearned insurance premiums	623.2	—	—	623.2
Debt	183.7	—	—	183.7
Reinsurance payable	251.1	—	—	251.1
Contingent consideration	45.3	—	—	45.3
Other liabilities	121.1	1.2	—	122.3
Total liabilities	2,520.9	1.2	—	2,522.1
Equity
White Mountains’s common shareholders’ equity	717.4	204.0	—	921.4
Noncontrolling interests	247.9	—	—	247.9
Total equity	965.3	204.0	—	1,169.3
Total liabilities and equity	$3,486.2	$205.2	$—	$3,691.4
(1) Amounts as of December 31, 2022 for WM Outrigger Re have been reclassified from Other Operations to the Ark/WM Outrigger segment to conform to the presentation as of June 30, 2023.

Kudu

As of June 30, 2023, Kudu had deployed a total of $795 million, including transaction costs, in 22 asset and wealth management firms globally, including three that have been exited. As of June 30, 2023, the asset and wealth management firms had combined assets under management of approximately $75 billion, spanning a range of asset classes, including real estate, wealth management, hedge funds, private equity and alternative credit strategies.
The following table presents the components of GAAP net income, EBITDA and adjusted EBITDA included in the Kudu segment for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2023	2022	2023	2022
Net investment income	$14.7	$13.8	$28.9	$26.4
Net realized and unrealized investment gains (losses)	4.6	(17.6)	34.2	4.7
Total revenues	19.3	(3.8)	63.1	31.1
General and administrative expenses	4.0	3.1	7.8	5.9
Interest expense	5.3	3.3	10.0	6.1
Total expenses	9.3	6.4	17.8	12.0
GAAP pre-tax income (loss)	10.0	(10.2)	45.3	19.1
Income tax (expense) benefit	(1.8)	1.6	(9.3)	(4.5)
GAAP net income (loss)	8.2	(8.6)	36.0	14.6
Add back:
Interest expense	5.3	3.3	10.0	6.1
Income tax expense (benefit)	1.8	(1.6)	9.3	4.5
General and administrative expenses - depreciation	—	—	—	—
Amortization of other intangible assets	.2	.1	.2	.2
EBITDA (2)	15.5	(6.8)	55.5	25.4
Exclude:
Net realized and unrealized investment (gains) losses	(4.6)	17.6	(34.2)	(4.7)
Non-cash equity-based compensation expense	—	—	—	.1
Transaction expenses	.8	.2	1.3	.2
Adjusted EBITDA (2)	$11.7	$11.0	$22.6	$21.0
(1) Net investment income includes revenues from participation contracts and income from short-term investments.
(2) See “NON-GAAP FINANCIAL MEASURES” on page 72.

The following table presents the changes the fair value of Kudu’s Participation Contracts:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2023	2022	2023		2022
Beginning balance of Kudu’s Participation Contracts	$683.2	$691.8	$695.9		$669.5
Contributions to Participation Contracts	50.7	52.8	117.4	(1)	52.8
Proceeds from Participation Contracts sold	(1.4)	—	(110.4)	(1)	—
Net realized and unrealized investment gains (losses) on Participation Contracts sold and pending sale (2)	.9	20.9	(1.2)		24.4
Net unrealized investment gains (losses) on Participation Contracts - all other (3)	3.7	(38.5)	35.4		(19.7)
Ending balance of Kudu’s Participation Contracts	$737.1	$727.0	$737.1		$727.0
(1) Includes $35.8 of non-cash contributions to (proceeds from) Participation Contracts.
(2) Includes realized and unrealized investment gains (losses) recognized from Participation Contracts beginning in the quarter a contract is classified as pending sale.
(3) Includes unrealized investment gains (losses) recognized from (i) ongoing Participation Contracts and (ii) Participation Contracts prior to classification as pending sale.

Kudu Results—Three Months Ended June 30, 2023 versus Three Months Ended June 30, 2022
Kudu reported total revenues of $19 million, pre-tax income of $10 million and adjusted EBITDA of $12 million in the second quarter of 2023 compared to total revenues of $(4) million, pre-tax loss of $10 million and adjusted EBITDA of $11 million in the second quarter of 2022. Total revenues, pre-tax income (loss) and adjusted EBITDA included $15 million of net investment income in the second quarter of 2023 compared to $14 million in the second quarter of 2022. The increase in net investment income in the second quarter of 2023 compared to the second quarter of 2022 was driven primarily by higher dividends from Participation Contracts, due to growth in assets under management, as well as the impact of new deployments made subsequent to June 30, 2022, partially offset by a decrease in dividends as a result of recent sale transactions. Total revenues and pre-tax income (loss) also included $5 million of net realized and unrealized investment gains (losses) in the second quarter of 2023 compared to $(18) million in the second quarter of 2022. The increase in net realized and unrealized investment gains (losses) in the second quarter of 2023 compared to the second quarter of 2022 was driven primarily by good market performance from several Participation Contracts, partially offset by an unrealized loss from a publicly listed security, which was received by Kudu in a prior sale transaction.

Kudu Results—Six Months Ended June 30, 2023 versus Six Months Ended June 30, 2022
Kudu reported total revenues of $63 million, pre-tax income of $45 million and adjusted EBITDA of $23 million in the first six months of 2023, compared to total revenues of $31 million, pre-tax income of $19 million and adjusted EBITDA of $21 million in the first six months of 2022. Total revenues, pre-tax income and adjusted EBITDA included $29 million of net investment income first six months of 2023 compared to $26 million in the first six months of 2022. The increase in net investment income in the first six months of 2023 compared to the first six months of 2022 was driven primarily by amounts earned from new deployments made during 2022 and 2023, partially offset by a decrease in dividends as a result of recent sale transactions. Total revenues and pre-tax income also included $34 million of net realized and unrealized investment gains in the first six months of 2023 compared to $5 million in the first six months of 2022. Net realized and unrealized gains in the first six months of 2023 were positively impacted by two recent sale transactions.

Other Operations

The following table presents the components of pre-tax income (loss) included in White Mountains’s Other Operations for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2023	2022	2023	2022
Net investment income	$7.0	$3.3	$14.0	$5.1
Net realized and unrealized investment gains (losses)	76.0	(11.8)	117.8	20.1
Net realized and unrealized investment gains (losses) from investment in MediaAlpha	(77.3)	(113.5)	7.9	(94.7)
Commission revenues	3.2	2.6	6.5	5.5
Other revenues	21.3	30.9	51.9	56.6
Total revenues	30.2	(88.5)	198.1	(7.4)
Cost of sales	11.6	22.4	25.5	43.8
General and administrative expenses	48.8	51.0	88.5	80.8
Interest expense	1.2	.3	2.0	.6
Total expenses	61.6	73.7	116.0	125.2
Pre-tax income (loss)	$(31.4)	$(162.2)	$82.1	$(132.6)

Other Operations Results—Three Months Ended June 30, 2023 versus Three Months Ended June 30, 2022
White Mountains’s Other Operations reported pre-tax loss of $31 million in the second quarter of 2023 compared to $162 million in the second quarter of 2022. White Mountains’s Other Operations reported net unrealized investment losses from its investment in MediaAlpha of $77 million in the second quarter of 2023 compared to $114 million in the second quarter of 2022. Excluding MediaAlpha, White Mountains’s Other Operations reported net realized and unrealized investment gains (losses) of $76 million in the second quarter of 2023 compared to $(12) million in the second quarter of 2022. The results in the second quarter of 2023 were driven primarily by gains from other long-term investments and common equity securities, while the results in the second quarter of 2022 were driven primarily by unfavorable returns from other long-term investments. White Mountains’s Other Operations reported net investment income of $7 million in the second quarter of 2023 compared to $3 million in the second quarter of 2022, driven primarily by the increase in invested assets resulting from the sale of NSM in the third quarter of 2022. See Summary of Investment Results on page 66.
White Mountains’s Other Operations reported $21 million of other revenues in the second quarter of 2023 compared to $31 million in the second quarter of 2022. White Mountains’s Other Operations reported $12 million of cost of sales in the second quarter of 2023 compared to $22 million in the second quarter of 2022. The decreases in other revenues and cost of sales was driven primarily by a recent sale within Other Operations.
White Mountains’s Other Operations reported general and administrative expenses of $49 million in the second quarter of 2023 compared to $51 million in the second quarter of 2022.

Other Operations Results—Six Months Ended June 30, 2023 versus Six Months Ended June 30, 2022
White Mountains’s Other Operations reported pre-tax income (loss) of $82 million in the first six months of 2023, compared to $(133) million in the first six months of 2022. White Mountains’s Other Operations results included unrealized investment gains (losses) from its investment in MediaAlpha of $8 million in the first six months of 2023, compared to $(95) million in the first six months of 2022. Excluding MediaAlpha, White Mountains’s Other Operations results included net realized and unrealized investment gains of $118 million in the first six months of 2023 compared to $20 million in the first six months of 2022. The results for the first six months of 2023 were driven primarily by gains from other long-term investments and common equity securities, while the results for the first six month of 2022 were driven primarily by favorable returns from other long-term investments, partially offset by losses in the fixed income portfolio due to rising interest rates. White Mountains’s Other Operations results included net investment income of $14 million in the first six months of 2023 compared to $5 million in the first six months of 2022, driven primarily by the increase in invested assets resulting from the sale of NSM in the third quarter of 2022. See Summary of Investment Results on page 66.
White Mountains’s Other Operations reported $52 million of other revenues in the first six months of 2023 compared to $57 million in the first six months of 2022. Other revenues in the first six months of 2023 included a transaction gain from a recent sale within Other Operations, which was more than offset by a reduction in operating revenues for the sold entity. White Mountains’s Other Operations reported $26 million of cost of sales in the first six months of 2023, compared to $44 million in the first six months of 2022. The decrease in cost of sales was driven primarily by the recent sale within Other Operations.
White Mountains’s Other Operations reported general and administrative expenses of $89 million in the first six months of 2023, compared to $81 million in the first six months of 2022. The increase in general and administrative expenses in the first six months of 2023 compared to the first six months of 2022 was driven primarily by two acquisitions within Other Operations in the second half of 2022, partially offset by a decrease due to the recent sale within Other Operations.

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

Gross Investment Returns and Benchmark Returns
The following table presents the pre-tax investment returns for White Mountains’s consolidated portfolio for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Fixed income investments	0.5%	(2.4)%	2.4%	(5.5)%
Bloomberg Barclays U.S. Intermediate Aggregate Index	(0.7)%	(2.9)%	1.6%	(7.5)%

Common equity securities	4.8%	(4.0)%	9.6%	(3.8)%
Investment in MediaAlpha	(31.3)%	(40.5)%	3.4%	(36.2)%
Other long-term investments	4.9%	(1.3)%	9.3%	4.6%
Total common equity securities, investment in MediaAlpha and other long-term investments	1.4%	(7.2)%	9.1%	(2.2)%
Total common equity securities and other long-term investments	4.9%	(1.8)%	9.5%	3.1%
S&P 500 Index (total return)	8.7%	(16.1)%	16.9%	(20.0)%

Total consolidated portfolio	0.9%	(4.7)%	5.5%	(4.0)%
Total consolidated portfolio - excluding MediaAlpha	3.0%	(2.1)%	6.1%	(1.9)%

Investment Returns—Three and Six Months Ended June 30, 2023 versus Three and Six Months Ended June 30, 2022

White Mountains’s total consolidated portfolio return on invested assets was 0.9% in the second quarter of 2023, which included $77 million of unrealized investment losses from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total consolidated portfolio return on invested assets was 3.0% in the second quarter of 2023, driven primarily by net unrealized investment gains from other long-term investments, net realized and unrealized investment gains from common equity securities and net investment income in the fixed income portfolio. White Mountains’s total consolidated portfolio return on invested assets was -4.7% in the second quarter of 2022, which included $114 million of unrealized investment losses from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total consolidated portfolio return on invested assets was -2.1% in the second quarter of 2022, driven primarily by net unrealized investment losses in the fixed income portfolio due to rising interest rates.
White Mountains’s total consolidated portfolio return on invested assets was 5.5% in the first six months of 2023, which included $8 million of unrealized investment gains from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total consolidated portfolio return on invested assets was 6.1% in the first six months of 2023, driven primarily by net realized and unrealized investment gains from other long-term investments and common equity securities, as well as net investment income in the fixed income portfolio. White Mountains’s total consolidated portfolio return on invested assets was -4.0% in the first six months of 2022, which included $95 million of unrealized investment losses from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total consolidated portfolio return on invested assets was -1.9% in the first six months of 2022, driven primarily by net unrealized investment losses in the fixed income portfolio due to rising interest rates, partially offset by favorable other long-term investment results.

Fixed Income Results
White Mountains’s fixed income portfolio, including short-term investments, was $2.9 billion and $2.8 billion as of June 30, 2023 and December 31, 2022, which represented 52% and 55% of total invested assets. The duration of White Mountains’s fixed income portfolio, including short-term investments, was 2.2 years and 2.3 years as of June 30, 2023 and December 31, 2022. White Mountains’s fixed income portfolio includes fixed maturity and short-term investments held on deposit or as collateral. See Note 3 — “Investment Securities.”
White Mountains’s fixed income portfolio returned 0.5% in the second quarter of 2023, compared to -2.4% in the second quarter of 2022, outperforming the Bloomberg Barclays U.S. Intermediate Aggregate Index returns of -0.7% and -2.9% for the comparable periods. The results in the second quarter of 2023 were driven primarily by higher net investment income, partially offset by net unrealized investment losses due to the increase in interest rates on White Mountains’s short duration portfolio. The results in the second quarter of 2022 were driven primarily by net unrealized investment losses from White Mountains’s short duration positioning as interest rates increased in the period.

White Mountains’s fixed income portfolio returned 2.4% in the first six months of 2023, compared to -5.5% in the first six months of 2022, outperforming the Bloomberg Barclays U.S. Intermediate Aggregate Index returns of 1.6% and -7.5% for the comparable periods. The results in the first six months of 2023 were driven primarily by net investment income as shorter-term interest rates moved higher in the period. The results in the first six months of 2022 were driven primarily by net unrealized investment losses from White Mountains’s short duration positioning as interest rates increased significantly in the period.

Common Equity Securities, Investment in MediaAlpha and Other Long-Term Investments Results
White Mountains’s portfolio of common equity securities, its investment in MediaAlpha and other long-term investments was $2.7 billion and $2.3 billion as of June 30, 2023 and December 31, 2022, which represented 48% and 45% of total invested assets. See Note 3 — “Investment Securities.”
White Mountains’s portfolio of common equity securities, its investment in MediaAlpha and other long-term investments returned 1.4% in the second quarter of 2023, which included $77 million of unrealized investment losses from MediaAlpha. White Mountains’s portfolio of common equity securities and other long-term investments returned 4.9% in the second quarter of 2023. White Mountains’s portfolio of common equity securities, its investment in MediaAlpha and other long-term investments returned -7.2% in the second quarter of 2022, which included $114 million of unrealized investment losses from MediaAlpha. White Mountains’s portfolio of common equity securities and other long-term investments returned -1.8% in the second quarter of 2022.
White Mountains’s portfolio of common equity securities, its investment in MediaAlpha and other long-term investments returned 9.1% in the first six months of 2023, which included $8 million of unrealized investment gains from MediaAlpha. White Mountains’s portfolio of common equity securities and other long-term investments returned 9.5% in the first six months of 2023. White Mountains’s portfolio of common equity securities, its investment in MediaAlpha and other long-term investments returned -2.2% in the first six months of 2022, which included $95 million of unrealized investment losses from MediaAlpha. White Mountains’s portfolio of common equity securities and other long-term investments returned 3.1% in the first six months of 2022.
White Mountains’s portfolio of common equity securities consists of international listed equity funds, as well as passive ETFs that seek to provide investment results generally corresponding to the performance of the S&P 500 Index. White Mountains’s portfolio of common equity securities was $655 million and $668 million as of June 30, 2023 and December 31, 2022.
White Mountains’s portfolio of common equity securities returned 4.8% in the second quarter of 2023 compared to -4.0% in the second quarter of 2022, underperforming and outperforming the S&P 500 Index returns of 8.7% and -16.1% for the comparable periods. White Mountains’s portfolio of common equity securities returned 9.6% in the first six months of 2023, compared to -3.8% in the first six months of 2022, underperforming and outperforming the S&P 500 Index returns of 16.9% and -20.0% for the comparable periods. The results in the second quarter and first six months of 2023 and 2022 were driven primarily by relative underperformance and outperformance in White Mountains’s international listed equity funds as compared to the S&P 500 Index.
White Mountains maintains a portfolio of other long-term investments that consists primarily of unconsolidated entities, including Kudu’s Participation Contracts, private equity funds and hedge funds, a bank loan fund, Lloyd’s trust deposits, ILS funds and private debt instruments. White Mountains’s portfolio of other long-term investments was $1.8 billion and $1.5 billion as of June 30, 2023 and December 31, 2022.
White Mountains’s other long-term investments portfolio returned 4.9% in the second quarter of 2023 compared to -1.3% in the second quarter of 2022. Investment returns for the second quarter of 2023 were driven primarily by net unrealized investment gains from private equity funds and net investment income from Kudu’s Participation Contracts. Investment returns for the second quarter of 2022 were driven primarily by net investment income, net realized and unrealized investment losses from private equity funds and hedge funds, as well as net unrealized losses from foreign currency.
White Mountains’s other long-term investments portfolio returned 9.3% in the first six months of 2023 compared to 4.6% in the first six months of 2022. Investment returns for the first six months of 2023 were driven primarily by net investment income and net realized and unrealized investment gains from Kudu’s Participation Contracts, as well as net unrealized investment gains from private equity funds. Investment returns for the first six months of 2022 were driven primarily by net investment income and net realized and unrealized investment gains from private equity funds and hedge funds, as well as net investment income and net unrealized investment gains from Kudu’s Participation Contracts.

Foreign Currency Exposure

As of June 30, 2023, White Mountains had foreign currency exposure on $216 million of net assets primarily related to Ark/WM Outrigger’s non-U.S. business, Kudu’s non-U.S. Participation Contracts, and certain other foreign consolidated and unconsolidated entities.
The following table presents the fair value of White Mountains’s foreign denominated net assets (liabilities) by segment as of June 30, 2023:

$ in Millions Currency	Ark/WM Outrigger	Kudu	Other Operations	Total Fair Value	% of Total Shareholders’ Equity
CAD	$72.4	$76.1	$—	$148.5	3.6%
AUD	21.2	36.1	—	57.3	1.4%
GBP	41.0	—	—	41.0	1.0%
EUR	(46.4)	—	13.2	(33.2)	(.8)%
All other	—	—	2.0	2.0	—%
Total	$88.2	$112.2	$15.2	$215.6	5.2%

III. Income Taxes

The Company and its Bermuda domiciled subsidiaries are not subject to Bermuda income tax under current Bermuda law. In the event there is a change in the current law and taxes are imposed, the Bermuda Exempted Undertakings Tax Protection Act of 1966 states that the Company and its Bermuda domiciled subsidiaries would be exempt from such tax until March 31, 2035. The Company has subsidiaries and branches that operate in various other jurisdictions around the world that are subject to tax in the jurisdictions in which they operate.  As of June 30, 2023, the primary jurisdictions in which the Company’s subsidiaries and branches were subject to tax include Ireland, Israel, Luxembourg, the United Kingdom and the United States.
White Mountains’s income tax expense related to pre-tax income from continuing operations for the three and six months ended June 30, 2023 represented an effective tax rate of 1% and 6%. The effective tax rate was different from the U.S. statutory rate of 21%, driven primarily by full year forecasted income in jurisdictions with lower tax rates than the United States.
White Mountains’s income tax benefit related to pre-tax loss from continuing operations for the three and six months ended June 30, 2022 represented an effective tax rate of 7% and 8%. The effective tax rate was different from the U.S. statutory rate of 21%, driven primarily by full year forecasted income in jurisdictions with lower tax rates than the United States, partially offset by an increase in the full valuation allowance on net deferred tax assets in certain U.S. operations within Other Operations, an increase in the full valuation allowance at BAM and state income taxes.
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
White Mountains reported net income from discontinued operations, net of tax, for NSM Group of $6 million and $10 million for the three and six months ended June 30, 2022. See Note 19 — “Held for Sale and Discontinued Operations.”

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

Dividend Capacity

Following is a description of the dividend capacity of White Mountains’s insurance and reinsurance and other operating subsidiaries:

HG Global/BAM
As of June 30, 2023, HG Global had $619 million face value of preferred shares outstanding, of which White Mountains owned 96.9%. Holders of the HG Global preferred shares are entitled to receive cumulative dividends at a fixed annual rate of 6.0% on a quarterly basis, when and if declared by HG Global. As of June 30, 2023, HG Global has accrued $384 million of dividends payable to holders of its preferred shares, $370 million of which is payable to White Mountains and is eliminated in consolidation. As of June 30, 2023, HG Global and its subsidiaries had less than $1 million of net unrestricted cash outside of HG Re.
HG Re is a special purpose insurer subject to regulation and supervision by the BMA. HG Re does not require regulatory approval to pay dividends, however, its dividend capacity is limited to amounts held outside of the Collateral Trusts pursuant to the FLRT with BAM. As of June 30, 2023, HG Re had $1 million of net unrestricted cash and investments and $112 million of accrued interest on the BAM Surplus Notes held outside the Collateral Trusts. As of June 30, 2023, HG Re had $753 million of statutory capital and surplus and $892 million of assets held in the Collateral Trusts.

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
The Supplemental Trust Target Balance is $603 million, less the amount of cash and securities in the Regulation 114 Trust in excess of its target balance.  If, at the end of any quarter, the Supplemental Trust balance exceeds the Supplemental Trust Target Balance, such excess may be distributed to HG Re.  The distribution will be made first as an assignment of accrued interest on the BAM Surplus Notes and second in cash and/or fixed income securities.  As the BAM Surplus Notes are repaid over time, the BAM Surplus Notes will be replaced in the Supplemental Trust by cash and fixed income securities. The Supplemental Trust balance as of June 30, 2023 was $586 million.
As of June 30, 2023, the Collateral Trusts held assets of $892 million, which included $526 million of cash and investments, $340 million of BAM Surplus Notes and $26 million of interest receivable on the BAM Surplus Notes.
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
During the six months ended June 30, 2023, BAM made no repayments of the BAM Surplus Notes or accrued interest. See Note 10 — “Municipal Bond Guarantee Insurance.”

Ark/WM Outrigger
During any 12-month period, GAIL, a class 4 licensed Bermuda insurer, has the ability to (i) make capital distributions of up to 15% of its total statutory capital per the previous year’s statutory financial statements, or (ii) make dividend payments of up to 25% of its total statutory capital and surplus per the previous year’s statutory financial statements, without prior approval of Bermuda regulatory authorities. Accordingly, GAIL will have the ability to make capital distributions of up to $113 million during 2023, which is equal to 15% of its December 31, 2022 statutory capital of $755 million, subject to meeting all appropriate liquidity and solvency requirements. During the six months ended June 30, 2023, GAIL paid a $15 million dividend to its immediate parent.
During the six months ended June 30, 2023, Ark paid a $24 million dividend to its shareholders, including $17 million to White Mountains. As of June 30, 2023, Ark and its intermediate holding companies had $1 million of net unrestricted cash and short-term investments outside of its regulated and unregulated insurance and reinsurance operating subsidiaries.
WM Outrigger Re is a special purpose insurer subject to regulation and supervision by the BMA. WM Outrigger Re does not require regulatory approval to pay dividends, however, its dividend capacity is limited to amounts held outside of the collateral trust pursuant to the reinsurance agreement with GAIL. As of June 30, 2023, WM Outrigger Re had less than $1 million of net unrestricted cash and investments held outside the collateral trust. As of June 30, 2023, WM Outrigger Re had $220 million of statutory capital and surplus and $211 million of assets held in the collateral trusts pursuant to the reinsurance agreement with GAIL.

Kudu
During the six months ended June 30, 2023, Kudu distributed $69 million to unitholders, substantially all of which was paid to White Mountains. As of June 30, 2023, Kudu had $16 million of net unrestricted cash and short-term investments.

Other Operations
During the six months ended June 30, 2023, White Mountains paid a $3 million common share dividend. As of June 30, 2023, the Company and its intermediate holding companies had $546 million of net unrestricted cash, short-term investments and fixed maturity investments, $236 million of MediaAlpha common stock, $273 million of common equity securities and $393 million of private equity and hedge funds, ILS funds and certain unconsolidated entities.

Financing

The following table presents White Mountains’s capital structure as of June 30, 2023 and December 31, 2022:

$ in Millions	June 30, 2023	December 31, 2022
HG Global Senior Notes (1)	$146.7	$146.5
Ark 2007 Subordinated Notes (1)	30.0	30.0
Ark 2021 Subordinated Notes (1)(2)	155.1	153.7
Kudu Credit Facility (1)(2)	203.7	208.3
Other Operations debt (1)(2)	30.6	36.7
Total debt	566.1	575.2
Noncontrolling interests—excluding BAM	360.9	342.8
Total White Mountains’s common shareholders’ equity	3,922.2	3,746.9
Total capital	4,849.2	4,664.9
Time-value discount on expected future payments on the BAM Surplus Notes (3)	(91.8)	(95.1)
HG Global’s unearned premium reserve (3)	246.8	242.1
HG Global’s net deferred acquisition costs (3)	(70.7)	(69.0)
Total adjusted capital	$4,933.5	$4,742.9
Total debt to total adjusted capital	11.5%	12.1%
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

Covenant Compliance
As of June 30, 2023, White Mountains was in compliance in all material respects with all of the covenants under its debt instruments.

Share Repurchase Programs
White Mountains’s Board of Directors has authorized the Company to repurchase its common shares from time to time, subject to market conditions. The repurchase authorizations do not have a stated expiration date. As of June 30, 2023, White Mountains may repurchase an additional 301,014 shares under these Board authorizations. In addition, from time to time, White Mountains has also repurchased its common shares through self-tender offers that were separately approved by its Board of Directors.
During the six months ended June 30, 2023, White Mountains repurchased and retired 24,165 of its common shares for $33 million at an average share price of $1,355, which was approximately 86% of White Mountains’s adjusted book value per share as of June 30, 2023. Of the shares White Mountains repurchased in the first three months of 2023, 4,629 were to satisfy employee income tax withholding pursuant to employee benefit plans, which do not reduce the amount available under the Board repurchase authorizations.
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

Cash Flows

Detailed information concerning White Mountains’s cash flows from continuing operations during the six months ended June 30, 2023 and 2022 follows:

Cash flows from operations for the six months ended June 30, 2023 and June 30, 2022

Net cash provided from (used for) operations was $157 million for the six months ended June 30, 2023 compared to $3 million for the six months ended June 30, 2022. The increase in cash provided from operations was driven primarily by cash provided from Ark’s operations in 2023. As of June 30, 2023, the Company and its intermediate holding companies had $546 million of net unrestricted cash, short-term investments and fixed maturity investments, $236 million of MediaAlpha common stock, $273 million of common equity securities and $393 million of private equity funds, hedge funds, ILS funds and unconsolidated entities.

Cash flows from investing and financing activities for the six months ended June 30, 2023

Financing and Other Capital Activities
During the six months ended June 30, 2023, the Company declared and paid a $3 million cash dividend to its common shareholders.
During the six months ended June 30, 2023, White Mountains repurchased and retired 24,165 of its common shares for $33 million. Of the shares White Mountains repurchased in the first three months of 2023, 4,629 were to satisfy employee income tax withholding pursuant to employee benefit plans.
During the six months ended June 30, 2023, BAM received $27 million in MSC.
During the six months ended June 30, 2023, Kudu borrowed $12 million in term loans under the Kudu Credit Facility.
During the six months ended June 30, 2023, Kudu repaid $17 million in term loans under the Kudu Credit Facility.

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
Under GAAP, White Mountains is required to carry the BAM Surplus Notes, including accrued interest, at nominal value with no consideration for time value of money. Based on a debt service model that forecasts operating results for BAM through maturity of the BAM Surplus Notes, the present value of the BAM Surplus Notes, including accrued interest and using an 8% discount rate, was estimated to be $95 million, $96 million, $98 million and $120 million less than the nominal GAAP carrying values as of June 30, 2023, March 31, 2023, December 31, 2022 and June 30, 2022, respectively.

The value of HG Global’s unearned premium reserve, net of deferred acquisition costs, was $182 million, $179 million, $179 million and $164 million as of June 30, 2023, March 31, 2023, December 31, 2022 and June 30, 2022, respectively.
White Mountains believes these adjustments are useful to management and investors in analyzing the intrinsic value of HG Global, including the value of the BAM Surplus Notes and the value of the in-force business at HG Re, HG Global’s reinsurance subsidiary.
The denominator used in the calculation of adjusted book value per share equals the number of common shares outstanding, adjusted to exclude unearned restricted common shares, the compensation cost of which, at the date of calculation, has yet to be amortized. Restricted common shares are earned on a straight-line basis over their vesting periods. The reconciliation of GAAP book value per share to adjusted book value per share is included on page 48.

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
The following tables present reconciliations from GAAP to the reported percentages for three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
	GAAP Return	Remove MediaAlpha	Return - Excluding MediaAlpha	GAAP Return	Remove MediaAlpha	Return - Excluding MediaAlpha
Total consolidated portfolio return	0.9%	2.1%	3.0%	(4.7)%	2.6%	(2.1)%

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
	GAAP Return	Remove MediaAlpha	Return - Excluding MediaAlpha	GAAP Return	Remove MediaAlpha	Return - Excluding MediaAlpha
Total consolidated portfolio return	5.5%	0.6%	6.1%	(4.0)%	2.1%	(1.9)%

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

Refer to White Mountains’s 2022 Annual Report on Form 10-K and in particular Item 7A. - “Quantitative and Qualitative Disclosures About Market Risk.”

Item 4.Controls and Procedures.

The Principal Executive Officer (“PEO”) and the Principal Financial Officer (“PFO”) of White Mountains have evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2023. Based on that evaluation, the PEO and PFO have concluded that White Mountains’s disclosure controls and procedures are adequate and effective.
There were no changes to White Mountains’s internal control over financial reporting that occurred during the second quarter of 2023 that have materially affected, or are reasonably likely to materially affect White Mountains’s internal control over financial reporting.

Part II.OTHER INFORMATION

Item 1.Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes to any of the risk factors previously disclosed in the Registrant’s 2022 Annual Report on Form 10-K.

Item 2.Issuer Purchases of Equity Securities.

Months	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (1)
April 1 - April 30, 2023	994	$1,349.61	994	305,562
May 1 - May 31, 2023	4,548	$1,333.85	4,548	301,014
June 1 - June 30, 2023	—	$—	—	301,014
Total	5,542	$1,336.68	5,542	301,014
(1) White Mountains’s Board of Directors has authorized the Company to repurchase its common shares, from time to time, subject to market conditions. The repurchase authorizations do not have a stated expiration date.

Item 3. Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

None.

Item 5.Other Information.

None.

Item 6.Exhibits.

(a)	Exhibit number		Name
	2.1	—	Plan of Reorganization (incorporated by reference herein to the Company’s Registration Statement on S-4 (No. 333-87649) dated September 23, 1999)
	3.1	—	Memorandum of Continuance of the Company (incorporated by reference herein to Exhibit (3)(i) of the Company’s Current Report on Form 8-K dated November 1, 1999)
	3.2	—	Amended and Restated Bye-Laws of the Company (incorporated by reference herein to Exhibit 3 of the Company’s Report on Form 10-Q dated May 2, 2017)
	10.1	—	Third Amended and Restated Surplus Note Purchase Agreement between Build America Mutual Assurance Company, as Issuer and HG Holdings Ltd. and HG Re Ltd. as Purchasers, dated January 15, 2020. (*)
	10.2	—	Third Amended and Restated Supplemental Trust Agreement by and among Build America Mutual Assurance Company, HG Re Ltd. and The Bank of New York Mellon, dated January 15, 2020. (*)
	10.3	—
First Amendment to Loan and Servicing Agreement dated as of June 28, 2023 among Kudu Investment Management, LLC, Kudu Investment Holdings, LLC, Kudu Investments US, LLC, KFO Holdings, Ltd., KWCP Holdings UK, Ltd., Massachusetts Mutual Life Insurance Company and Alter Domus. (*) (**)

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

WHITE MOUNTAINS INSURANCE GROUP, LTD.
(Registrant)

Date:	August 7, 2023	By: /s/ Michaela J. Hildreth
Michaela J. Hildreth
Managing Director and Chief Accounting Officer