Form 10-K
period 2023-12-31
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2024-02-26
CIK 776867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting shares (based on the closing price of those shares listed on the New York Stock Exchange and the consideration received for those shares not listed on a national or regional exchange) held by non-affiliates of the Registrant as of June 30, 2023, was $3,443,635,676.
As of February 21, 2024, 2,555,183 common shares, par value of $1.00 per share, were outstanding (which includes 24,120 restricted common shares that were not vested at such date).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), relating to the Registrant’s Annual General Meeting of Members scheduled to be held May 23, 2024 are incorporated by reference into Part III of this Form 10-K. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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
As of December 31, 2023, White Mountains conducted its business primarily in four areas: municipal bond insurance, property and casualty insurance and reinsurance, capital solutions for asset and wealth management firms and other operations. White Mountains’s municipal bond insurance business is conducted through its subsidiary HG Global Ltd. and its reinsurance subsidiary HG Re Ltd. (“HG Re”) (collectively, “HG Global”). HG Global was established to fund the startup of and provide reinsurance, through HG Re, to Build America Mutual Assurance Company (“BAM”), a mutual municipal bond insurance company (collectively, “HG Global/BAM”). White Mountains’s property and casualty insurance and reinsurance business is conducted through its subsidiary Ark Insurance Holdings Limited and its subsidiaries (collectively, “Ark”) and Outrigger Re Ltd. Segregated Account 2023-1 (“WM Outrigger Re”) (collectively with Ark, “Ark/WM Outrigger”). White Mountains provides capital solutions for asset and wealth management firms through its subsidiary Kudu Investment Management, LLC and its subsidiaries (collectively, “Kudu”).
White Mountains’s other operations consists of the Company and its wholly-owned subsidiary, White Mountains Capital, LLC (“WM Capital”), its other intermediate holding companies, its wholly-owned investment management subsidiary, White Mountains Advisors LLC (“WM Advisors”), investment assets managed by WM Advisors, its interests in MediaAlpha, Inc. (“MediaAlpha”), PassportCard Limited (“PassportCard”) and DavidShield Life Insurance Agency (2000) Ltd. (“DavidShield”) (collectively, “PassportCard/DavidShield”), Elementum Holdings LP (“Elementum”), certain other consolidated and unconsolidated entities and certain other assets (“Other Operations”). As of December 31, 2023, White Mountains’s reportable segments were HG Global/BAM, Ark/WM Outrigger and Kudu with its remaining operating businesses, holding companies and other assets included in Other Operations.
On October 25, 2023, White Mountains announced the launch of White Mountains Partners LLC (“WTM Partners”), which will acquire businesses in non-insurance, non-financial services sectors including essential services, light industrial and specialty consumer. White Mountains expects to deploy up to $500 million of equity capital through WTM Partners over time. WTM Partners is included within Other Operations.
On January 2, 2024, White Mountains acquired a controlling interest in Bamboo Ide8 Insurance Services LLC (“Bamboo MGA”) and its wholly-owned insurance subsidiary, Ide8 Limited (“Bamboo Captive”), through PM Holdings LLC (“Bamboo Holdings”) (collectively with Bamboo MGA and Bamboo Captive, “Bamboo”). Bamboo is a capital-light, tech- and data-enabled insurance distribution business providing homeowners’ insurance and related products to the residential property market in California. Bamboo operates primarily through Bamboo MGA, its full-service managing general agent (“MGA”) business. Bamboo will be consolidated and is expected to be presented as a reportable segment for periods after December 31, 2023. See “Bamboo Transaction” on page 18.

HG GLOBAL/BAM

Overview

The HG Global/BAM segment consists of the consolidated results of HG Global, HG Re and BAM. BAM is the first and only mutual municipal bond insurance company in the United States. By insuring the timely payment of principal and interest on municipal bonds, BAM provides market access to, and lowers interest expense for, issuers of municipal bonds used to finance essential public purpose projects. BAM is domiciled in New York and is owned by and operated for the benefit of its policyholders, the municipalities that purchase BAM’s insurance for their debt issuances. Generally accepted accounting principles in the United States (“GAAP”) require White Mountains to consolidate BAM’s results in its financial statements, which are attributed to noncontrolling interests. BAM reports on a statutory accounting basis to the New York State Department of Financial Services (“NYDFS”) and does not report stand-alone GAAP financial results.

HG Global was established to fund the startup of BAM and, through HG Re, to provide up to 15%-of-par, first loss reinsurance protection for policies underwritten by BAM. HG Global and HG Re are domiciled in Bermuda. At inception in 2012, HG Global was capitalized with $609 million. HG Global, together with its subsidiaries, funded the initial capitalization of BAM through the purchase of $503 million of surplus notes issued by BAM (the “BAM Surplus Notes”). See “CRITICAL ACCOUNTING ESTIMATES — Surplus Notes Valuation — BAM Surplus Notes” on page 78 for a discussion on the accounting and risks associated with the BAM Surplus Notes. BAM launched in 2012 after securing its “AA/stable” rating from Standard & Poor’s Financial Services LLC (“Standard & Poor’s”). In July 2023, Standard & Poor’s affirmed BAM’s “AA/stable” rating. “AA” is the third highest of 23 financial strength ratings assigned by Standard & Poor’s.
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
As of December 31, 2023 and 2022, White Mountains reported $1,221 million and $1,125 million of total assets and $376 million and $364 million of total equity related to HG Global. As of December 31, 2023 and 2022, White Mountains owned 96.9% of HG Global’s preferred equity and 88.4% of its common equity. As of December 31, 2023 and 2022, White Mountains reported $1 million and $(1) million of noncontrolling interests related to HG Global.
As of December 31, 2023 and 2022, White Mountains reported $530 million and $507 million of total assets and $(140) million and $(155) million of noncontrolling interests related to BAM.

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
Fidus Re was initially capitalized in 2018 via the issuance of $100 million of insurance linked securities (the “Fidus Re 2018 Agreement”). The proceeds from issuance were placed in a collateral trust supporting Fidus Re’s obligations to BAM. The insurance linked securities were issued with an initial term of 12 years and are callable five years after the date of issuance. Under the Fidus Re 2018 Agreement, Fidus Re reinsures 90% of aggregate losses exceeding $165 million on a portion of BAM’s financial guarantee portfolio (the “2018 Covered Portfolio”) up to a total reimbursement of $100 million. The Fidus Re 2018 Agreement does not provide coverage for losses in excess of $276 million. The 2018 Covered Portfolio consists of approximately 23% of BAM’s gross par outstanding as of December 31, 2023.

In 2021, Fidus Re issued an additional $150 million of insurance linked securities (the “Fidus Re 2021 Agreement”), which have an initial term of 12 years and are callable five years after the date of issuance. The proceeds from issuance were placed in a collateral trust supporting Fidus Re’s obligations to BAM. Under the Fidus Re 2021 Agreement, Fidus Re reinsures 90% of aggregate losses exceeding $135 million on a portion of BAM’s financial guarantee portfolio (the “2021 Covered Portfolio”) up to a total reimbursement of $150 million. The Fidus Re 2021 Agreement does not provide coverage for losses in excess of $302 million. The 2021 Covered Portfolio consists of approximately 27% of BAM’s gross par outstanding as of December 31, 2023.
In 2022, Fidus Re issued an additional $150 million of insurance linked securities (the “Fidus Re 2022 Agreement”), which have an initial term of 12 years and are callable seven years after the date of issuance. The proceeds from issuance were placed in a collateral trust supporting Fidus Re’s obligations to BAM. Under the Fidus Re 2022 Agreement, Fidus Re reinsures 90% of aggregate losses exceeding $110 million on a portion of BAM’s financial guarantee portfolio (the “2022 Covered Portfolio”) up to a total reimbursement of $150 million. The Fidus Re 2022 Agreement does not provide coverage for losses in excess of $277 million. The 2022 Covered Portfolio consists of approximately 29% of BAM’s gross par outstanding as of December 31, 2023.

XOLT
In 2020, BAM entered into an excess of loss reinsurance agreement (the “XOLT”) with HG Re. Under the XOLT, HG Re provides last dollar protection for exposures on municipal bonds insured by BAM in excess of NYDFS single issuer limits. The XOLT is subject to an aggregate limit equal to the lesser of $125 million or the assets held in the Supplemental Trust at any point in time. Cessions under the XOLT are subject to approval by HG Re. As of December 31, 2023, BAM had ceded $465 million of exposure to HG Re under the XOLT.

Collateral Trusts

HG Re’s obligations under the FLRT are subject to an aggregate limit equal to the assets in two collateral trusts: a Regulation 114 Trust and a supplemental collateral trust (the “Supplemental Trust” and, together with the Regulation 114 Trust, the “Collateral Trusts”) at any point in time.
On a monthly basis, BAM deposits cash equal to ceded premiums, net of ceding commissions, due to HG Re under the FLRT directly into the Regulation 114 Trust. The Regulation 114 Trust target balance is equal to HG Re’s unearned premiums and unpaid loss and loss adjustment expense (“LAE”) reserves, if any. If, at the end of any quarter, the Regulation 114 Trust balance is below the target balance, funds will be withdrawn from the Supplemental Trust and deposited into the Regulation 114 Trust in an amount equal to the shortfall. If, at the end of any quarter, the Regulation 114 Trust balance is above 102% of the target balance, funds will be withdrawn from the Regulation 114 Trust and deposited into the Supplemental Trust. The Regulation 114 Trust balance as of December 31, 2023 and 2022 was $342 million and $289 million.
The Supplemental Trust target balance is $603 million, less the amount of cash and securities in the Regulation 114 Trust in excess of its target balance (the “Supplemental Trust Target Balance”). If, at the end of any quarter, the Supplemental Trust balance exceeds the Supplemental Trust Target Balance, such excess may be distributed to HG Re. The distribution will be made first as an assignment of accrued interest on the BAM Surplus Notes and second in cash and/or fixed income securities. As the BAM Surplus Notes are repaid over time, the BAM Surplus Notes will be replaced in the Supplemental Trust by cash and fixed income securities. The Supplemental Trust balance as of December 31, 2023 and 2022 was $607 million and $568 million, which included $247 million and $214 million of cash, investments and accrued investment income, $322 million and $340 million of BAM Surplus Notes and $38 million and $14 million of interest receivable on the BAM Surplus Notes.
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
As of December 31, 2023 and 2022, the Collateral Trusts held assets of $949 million and $857 million, which included $589 million and $503 million of cash, investments and accrued investment income, $322 million and $340 million of BAM Surplus Notes and $38 million and $14 million of interest receivable on the BAM Surplus Notes.
As of December 31, 2023 and 2022, total interest receivable on the BAM Surplus Notes was $175 million and $158 million, which includes amounts held outside the Collateral Trusts.

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
Pricing (i.e., premium level) is affected by a number of factors, including interest rate levels, credit spreads, trading value, and capture rate (i.e., the percentage of total interest savings captured in the form of insurance premium). All else being equal, pricing is generally higher when interest rates are higher, credit spreads are wider, BAM’s trading value is higher relative to competitors and the capture rate is higher.

Insured Portfolio

The following table presents BAM’s insured portfolio by asset class as of December 31, 2023 and 2022:

Millions	December 31, 2023		December 31, 2022
Sector	Gross Par Outstanding	Weighted Average Standard & Poor’s Credit Rating (1)	Gross Par Outstanding	Weighted Average Standard & Poor’s Credit Rating (1)
General Obligation	$60,471.7	A	$55,955.0	A
Utility	14,629.0	A	13,583.3	A
Dedicated Tax	12,040.2	A+	10,755.0	A
General Fund	8,842.1	A+	8,218.7	A+
Higher Education	7,444.8	A-	6,947.5	A-
Enterprise Systems	6,245.9	A	4,537.4	A
Total insured portfolio	$109,673.7	A	$99,996.9	A
(1) The weighted average credit ratings are based on Standard & Poor’s credit ratings, or if unrated by Standard & Poor’s, the Standard & Poor’s equivalent of credit ratings provided by Moody’s Investor Service (“Moody’s”).

The following tables present BAM’s ten largest direct exposures based upon gross par outstanding as of December 31, 2023 and 2022:

	December 31, 2023
$ in Millions	Gross Par Outstanding (2)	Percent of Total Gross Par Outstanding (2)	Standard & Poor’s Credit Rating (1)
Midway Airport, City of Chicago, IL (Cook County), Airport GARBs (2023 Supplemental Indenture)	$513.5	0.5%	A
City of Chicago, IL (Cook County), Sales Tax - Local	477.7	0.4	AA-
South Carolina Public Service Authority	441.4	0.4	A-
Pennsylvania Turnpike Commission, PA, Toll Roads	438.0	0.4	A+
Chicago Transit Authority, IL	435.9	0.4	AA-
New Jersey Transportation Trust Fund Authority, System & Program Bonds, NJ, Gas Tax (2)	432.1	0.4	A-
Port Authority of NY and NJ	418.5	0.4	AA-
Metropolitan Pier & Exposition Authority, IL (Cook County)	395.5	0.4	A
State of Connecticut, CT (Lottery Revenue)	380.9	0.3	AA-
Clark County SD, NV (Clark County)	376.3	0.3	AA-
Total of top ten exposures	$4,309.8	3.9%
(1) “AA-” is the fourth highest, “A+” is the fifth highest, “A” is the sixth highest and “A-” is the seventh highest of 23 credit ratings assigned by Standard & Poor’s.
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
(2) For capital appreciation bonds, the amounts shown equal the estimated equivalent par value had the bonds been current interest paying bonds.

The following tables present the geographic distribution of BAM’s insured portfolio as of December 31, 2023 and 2022:

	December 31, 2023
$ in Millions	Number of Risks	Gross Par Outstanding	Percent of Total Gross Par Outstanding
California	862	$21,146.0	19.3%
Texas	1,057	16,338.6	14.9
Pennsylvania	543	10,946.1	10.0
Illinois	487	10,212.1	9.3
New York	417	5,606.3	5.1
New Jersey	210	4,478.7	4.1
Florida	92	3,515.0	3.2
Alabama	212	3,265.1	3.0
Ohio	191	3,110.3	2.8
Michigan	178	2,448.5	2.2
Other States	1,517	28,607.0	26.1
Total insured portfolio	5,766	$109,673.7	100.0%

	December 31, 2022
$ in Millions	Number of Risks	Gross Par Outstanding	Percent of Total Gross Par Outstanding
California	824	$20,055.5	20.1%
Texas	976	13,615.4	13.6
Pennsylvania	535	10,880.2	10.9
Illinois	467	9,065.9	9.1
New York	413	5,822.4	5.8
New Jersey	197	4,195.8	4.2
Florida	83	3,184.1	3.2
Alabama	206	3,172.7	3.2
Ohio	181	2,844.5	2.8
Michigan	163	2,342.4	2.3
Other States	1,374	24,818.0	24.8
Total insured portfolio	5,419	$99,996.9	100.0%

The following table presents BAM’s insured portfolio by issuer size of exposure as of December 31, 2023 and 2022:

$ in Millions	December 31, 2023			December 31, 2022
Original Par Amount Per Issuer (1)	Number of Risks	Gross Par Outstanding	Percent of Total Gross Par Outstanding	Number of Risks	Gross Par Outstanding	Percent of Total Gross Par Outstanding
Less than $10 million	2,915	$10,950.7	10.0%	2,822	$10,937.1	10.9%
$10 to $50 million	2,243	40,079.8	36.5	2,074	38,372.2	38.4
$50 to $100 million	376	20,874.3	19.0	332	19,090.3	19.1
$100 to $200 million	156	17,878.5	16.3	124	14,596.8	14.6
$200 to $300 million	42	8,437.9	7.7	38	7,747.1	7.7
$300 to $400 million	25	7,874.2	7.2	25	7,855.7	7.9
$400 to $500 million	8	3,064.8	2.8	4	1,397.7	1.4
$500 to $600 million	1	513.5	0.5	—	—	—
Total insured portfolio	5,766	$109,673.7	100.0%	5,419	$99,996.9	100.0%
(1) The original par amount per issuer does not include refunded and re-issued deals.

Insured Credit Surveillance

BAM management maintains a surveillance committee that evaluates the credit profile of each insured municipal bond on a periodic basis. The surveillance committee places each insured municipal bond into one of four surveillance categories, the last two of which represent insured municipal bonds that are on BAM’s insured credit watchlist. Surveillance category 3 represents insured municipal bonds whose issuers are experiencing financial, legal or administrative issues causing overall credit quality deterioration, but whose probability of generating an insured loss is considered remote. Surveillance category 4 represents insured municipal bonds where a loss is expected or losses have been paid and have not been recovered or are not recoverable. As of December 31, 2023, BAM had assigned one credit to surveillance category 3 and did not assign any credits to surveillance category 4.
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

ARK/WM OUTRIGGER

Overview

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
During the fourth quarter of 2022, Ark sponsored the formation of Outrigger Re Ltd., a Bermuda company registered as a special purpose insurer and segregated accounts company, to provide collateralized reinsurance protection on Ark’s Bermuda global property catastrophe excess of loss portfolio written in the 2023 underwriting year. During the fourth quarter of 2023, Ark renewed the Outrigger Re Ltd. quota share agreement for the 2024 underwriting year.

Ark
Ark is a specialty property and casualty insurance and reinsurance company that offers a wide range of niche insurance and reinsurance products. Ark underwrites select coverages through its two major subsidiaries in the United Kingdom and Bermuda.
In the United Kingdom, Ark participates in the Lloyd’s of London (“Lloyd’s”) market through Ark Corporate Member Limited (“ACML”), Ark’s wholly-owned Lloyd’s corporate member, which in turn provides underwriting capacity to Lloyd’s Syndicates 4020 and 3902 (the “Syndicates”). Ark Syndicate Management Limited (“ASML”), Ark’s wholly-owned Lloyd’s managing agent, oversees the underwriting of the Syndicates. The Syndicates underwrite a diversified portfolio of insurance and reinsurance, including property, specialty, marine & energy, casualty and accident & health. Syndicate 4020 commenced underwriting on April 1, 2007 and Syndicate 3902 on January 1, 2017.
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
In January 2021, in response to an improved underwriting environment and with the capital provided from the Ark Transaction, Ark converted its wholly-owned subsidiary Group Ark Insurance Limited (“GAIL”) into a Class 4 Bermuda-domiciled insurance and reinsurance company and began to underwrite third-party business. Prior to this conversion, GAIL had been a Class 3 Bermuda-domiciled reinsurance company that only underwrote intercompany quota share reinsurance with ACML and provided additional capital to support ACML’s capital requirements at Lloyd’s (“Funds at Lloyd’s”). As a result of the Ark Transaction, GAIL underwent significant expansion of operations during 2021, with the recruitment of staff and enhancement of operations, to support this growth. GAIL underwrites a range of third-party business from Bermuda including property, specialty, marine & energy and casualty lines. In December 2023, AM Best affirmed Ark’s financial strength rating at “A/stable.”
In both jurisdictions, Ark underwrites business primarily through insurance and reinsurance brokers and wholesalers, both in the open market and through managing general agencies (“MGA”).
As of December 31, 2023 and 2022, White Mountains reported $4,133 million and $3,486 million of total assets and $1,230 million and $965 million of total equity related to Ark. As of December 31, 2023 and 2022, White Mountains owned 72.0% of Ark on a basic shares outstanding basis (61.9% and 63.0% after taking account of management’s equity incentives) and reported $337 million and $248 million of noncontrolling interests related to Ark. The remaining shares are owned by current and former employees. In the future, management rollover shareholders could earn additional shares in Ark if and to the extent that White Mountains achieves certain thresholds for its multiple of invested capital return. If fully earned, these additional shares would represent 12.5% of the shares outstanding at closing.

WM Outrigger Re
During the fourth quarter of 2022, Ark sponsored the formation of Outrigger Re Ltd., a Bermuda company registered as a special purpose insurer and segregated accounts company, to provide reinsurance capacity to Ark. On December 20, 2022, Outrigger Re Ltd. issued $250 million of non-voting redeemable preference shares on behalf of four segregated accounts to White Mountains and unrelated third-party investors, of which $205 million was provided by White Mountains. Upon issuance of the preference shares, Outrigger Re Ltd. entered into collateralized quota share agreements with GAIL to provide reinsurance protection on Ark’s Bermuda global property catastrophe excess of loss portfolio written in the 2023 underwriting year. The proceeds from the issuance of the preference shares were deposited into collateral trust accounts to fund any potential obligations under the reinsurance agreements with GAIL. Outrigger Re Ltd.’s obligations under the reinsurance agreements with GAIL are subject to an aggregate limit equal to the assets in the collateral trusts. The terms of the reinsurance agreements are renewable upon the mutual agreement of Ark and the applicable preference shareholder of Outrigger Re Ltd.

During the fourth quarter of 2023, Ark renewed Outrigger Re Ltd. to provide reinsurance protection on Ark’s Bermuda global property catastrophe excess of loss portfolio written in the 2024 underwriting year. Outrigger Re Ltd. was capitalized with $250 million for business written in the 2024 underwriting year, of which White Mountains rolled over $130 million from its commitment to the 2023 underwriting year. The remaining capital was provided by new and continuing unrelated third-party investors.
During January 2024, White Mountains received an initial return of capital of $68 million from WM Outrigger Re for business written in the 2023 underwriting year. White Mountains expects to receive any additional return of capital and associated profits from business written in the 2023 underwriting year beginning in the second quarter of 2024.
As of December 31, 2023 and 2022, White Mountains reported $294 million and $205 million of total assets and $273 million and $204 million of total equity related to WM Outrigger Re. As of December 31, 2023 and 2022, White Mountains owned 100% of WM Outrigger Re’s preferred equity.

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
Reinsurance is generally written on a treaty or facultative basis. Treaty reinsurance is an agreement whereby the reinsurer assumes a specified portion or category of risk under all qualifying policies issued by the ceding company during the term of the agreement, usually one year. When underwriting treaty reinsurance business, the reinsurer does not evaluate each individual risk and generally accepts the original underwriting decisions made by the ceding company. Treaty reinsurance is typically written on either a proportional or excess of loss basis. A proportional reinsurance treaty is an arrangement whereby a reinsurer assumes a predetermined proportional share of the premiums and losses generated on specified business. An excess of loss treaty is an arrangement whereby a reinsurer assumes losses that exceed a specific retention of loss by the ceding company. Facultative reinsurance, on the other hand, is underwritten on a risk-by-risk basis, which allows the reinsurer to determine individual pricing for each exposure.
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

Lines of Business

Ark writes specialized lines of insurance and reinsurance across its United Kingdom and Bermuda platforms within five major lines of business: property, specialty, marine & energy, casualty and accident & health. Claims for property, specialty, marine & energy and accident & health coverages are typically reported and settled in a relatively short period of time. Casualty insurance (often referred to as liability insurance) generally covers the financial consequences of a legal liability of an individual or an organization resulting from negligent acts or omissions causing bodily injury, property damages and/or economic damages to a third-party. Settlements for casualty/liability coverages can extend for long periods of time as claims are often reported and ultimately paid or settled years after the related loss events occur.
Ark has recently added, and expects to continue to add, new business to its portfolio, as it focuses on profitable business opportunities while carefully managing underwriting risk. Ark also leads two Lloyd’s market consortia that target renewable energy clients including wind farms, solar plants, hydroelectric plants, geothermal plants and wave and tidal projects.
The following table presents Ark’s gross written premiums by line of business for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
Millions	2023	2022	2021
Property	$917.0	$605.0	$438.4
Specialty	436.6	380.1	256.7
Marine & Energy	375.7	315.1	242.2
Casualty	98.7	85.4	54.4
Accident & Health	70.4	66.4	67.0
Total Gross Written Premiums	$1,898.4	$1,452.0	$1,058.7

A description of Ark’s business written within each line of business follows:

Property
Ark’s property business is underwritten on both an insurance and reinsurance basis covering the financial consequences of accidental losses to an insured’s property, such as a business’s building, inventory and equipment, or personal property. Coverages provided include all risks of direct physical loss or damage, business interruption and natural and non-natural catastrophe perils. Ark’s property insurance business consists primarily of direct and facultative contracts, line slips and MGA binding authorities. Ark’s property insurance business is underwritten on a worldwide basis with a focus on excess & surplus lines in the United States and on large international accounts. Ark’s property reinsurance business consists primarily of treaty reinsurance underwritten on a catastrophe excess of loss, per risk excess and proportional basis. Ark’s property reinsurance business is underwritten on a worldwide basis with particular focus on risks in the United States, Europe and Asia.

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

Cyber
Cyber insurance primarily covers the physical damage and liabilities arising from cyber attacks, including coverage for ransomware, loss of data and third-party liabilities.

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
Ark’s marine & energy insurance business consists of direct and facultative risks written primarily in the open market, as well as through line slips and MGA binding authorities. Ark’s marine & energy reinsurance business consists of treaty reinsurance underwritten on both a proportional and excess of loss basis. Ark’s marine & energy insurance and reinsurance business is underwritten on a worldwide basis.

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

Accident & Health
Ark’s accident & health business is underwritten on both an insurance and reinsurance basis covering a wide range of personal accident, sickness, disability, travel and medical insurance risks. Ark’s accident & health insurance business consists of direct and facultative contracts written in the open market and through Accident & Health Underwriting Limited (“AHU”), Ark’s wholly-owned MGA domiciled in the United Kingdom. Ark’s accident & health insurance and reinsurance business is underwritten on a worldwide basis.

Geographic Concentration

The following table shows Ark’s gross written premiums by geographic region based on the location of Ark’s underwriting offices for the years ended December 31, 2023, 2022 and 2021:

Millions	Year Ended December 31,
Gross written premiums by country	2023	2022	2021
United Kingdom	$1,027.8	$833.4	$695.9
Bermuda	870.6	618.6	362.8
Total	$1,898.4	$1,452.0	$1,058.7

Marketing and Distribution

Ark offers its products and services through a network of brokers, MGAs and reinsurance intermediaries (collectively, “insurance and reinsurance intermediaries”). In the United Kingdom, Ark operates through the Syndicates with Lloyd’s approved brokers and MGAs. In Bermuda, Ark primarily derives its reinsurance business through reinsurance intermediaries that represent the ceding company and its insurance business through brokers based in Bermuda and London. Ark pays acquisition costs to brokers, MGAs and reinsurance intermediaries as compensation for facilitating the flow and processing of business, typically on industry standard percentages of premium underwritten. In addition, Ark pays certain MGAs profit commissions based on the underwriting profit of the business they produce.
During the years ended December 31, 2023, 2022 and 2021, Ark received a significant portion of its gross written premiums from four insurance and reinsurance intermediaries. The following table shows the proportion of business produced by the top four insurance and reinsurance intermediaries for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
Gross written premiums by insurance and reinsurance intermediary	2023	2022	2021
Marsh & McLennan Companies, Inc.	27.5%	27.1%	26.5%
Arthur J. Gallagher & Co	16.9	12.5	8.6
Aon plc	16.7	17.1	15.6
Willis Towers Watson plc	5.0	9.4	13.8
Total proportion of business produced by the top four insurance and reinsurance intermediaries	66.1%	66.1%	64.5%

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
Ark uses bespoke pricing models for each of the products that it underwrites. These pricing models seek to generate a pricing metric required to achieve an acceptable return on capital for each class of business, and each of the risks priced therein. These models rely on several factors depending on the class of business, including exposure analysis, historical experience, estimates of future loss costs, claims experience and natural catastrophe outlook, including the physical risk of climate change and inflation. See “Ark — Catastrophe Risk Management and Reinsurance Protection” on page 13.
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

Competition

Specialized lines of insurance and reinsurance are highly competitive. Ark competes with other Lloyd’s syndicates, London market participants and major U.S., Bermuda, European and other international insurance and reinsurance companies. The significant competitive factors for most products are price, terms and conditions, broker relationships, underwriting service, rating agency financial strength rating, and claims service. Ark competes with insurance and reinsurance companies who operate in the Bermuda and Lloyd’s markets such as:
•Bermuda insurance and reinsurance market: American International Group, Inc., Arch Capital Group Ltd., Aspen Insurance Holdings Ltd., Everest Re Group, RenaissanceRe Holdings Ltd. and others;
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

Catastrophe Risk Management and Reinsurance Protection

Catastrophe Risk Management

Ark
Ark has exposure to losses caused by unpredictable catastrophic events all over the world including natural and other disasters such as hurricanes, windstorms, earthquakes, floods, wildfires, tornadoes, tsunamis, and severe weather. Catastrophes can also include large losses driven by public health crises, terrorist attacks, war and war-like actions, explosions, infrastructure failures, and cyber attacks. The extent of a catastrophe loss is a function of both the severity of the event and total amount of insured exposure to the event, as well as the coverage provided to customers. Increases in the value and concentration of insured property or insured employees, the effects of inflation, changes in weather patterns and increased terrorism and war and war-like actions could increase the future frequency and/or severity of claims from catastrophic events. Climate change, which is characterized by higher temperatures, sea level rise and more extreme weather events including droughts, heavy storms, wildfires and stronger hurricanes, increases the frequency and severity of certain major natural catastrophes. There is also a growing threat of cyber catastrophes due to the increasing interconnectivity of global systems.
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
Ark’s two largest natural catastrophe PML zones on a per occurrence basis for a 1-in-250 year event as of January 2024, as measured on a net after-tax exposure basis, are U.S. windstorm and U.S. earthquake. The net after-tax exposure is net of amounts ceded to reinsurers and reinstatement premiums. Different perils are more prevalent at different times of the year, and Ark tailors its outwards reinsurance program to incept accordingly throughout the year. Once the placement of Ark’s 2024 outwards reinsurance program is completed, Ark expects its net after-tax exposure for a 1-in-250 year event to each of these PML zones to approximate 25-35% of total tangible capital (tangible shareholders equity and subordinated debt). Total tangible capital was $1,261 million as of December 31, 2023.
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
Cyber losses can be derived from a number of scenarios that include major data security breach on large multinational organizations, business blackout from cyber attack on power generation and distribution facilities, malicious attack on cloud service provider data center and ransomware contagion across both individual and multiple corporations. Catastrophic losses in respect of offshore energy production facilities can include physical damage, business interruption, pollution liability, extra expenses and control of oil or gas flow therefrom. Terrorism and war and war-like actions can include physical damage, business interruption, liability, loss of life and fire following at locations around the world either in a single city or in coordinated attacks across multiple cities, countries or regions. Political risk scenarios can include confiscation, expropriation, nationalization and deprivation of assets, non-payment of obligations, political violence and war derived from geo-political instability, country overthrow and commodity price movement. Ark estimates its largest net after-tax loss from non-natural/man-made loss scenarios to be approximately 12% of total tangible capital.

WM Outrigger Re
Effective January, 1, 2023, through its quota share reinsurance agreement with GAIL, WM Outrigger Re has exposure to losses caused by unpredictable catastrophic events including natural and other disasters all over the world such as hurricanes, windstorms, earthquakes, floods, wildfires, tornadoes, tsunamis, severe weather, and infrastructure failures. The extent of a catastrophe loss is a function of both the severity of the event and total amount of insured exposure to the event, as well as the coverage provided to customers. Increases in the value and concentration of insured property, the effects of inflation and changes in weather patterns could increase the future frequency and/or severity of claims from catastrophic events. Climate change, which is characterized by higher temperatures, sea level rise and more extreme weather events including droughts, heavy storms, wildfires and stronger hurricanes, increases the frequency and severity of certain major natural catastrophes.
WM Outrigger Re’s two largest natural catastrophe PML zones on a per occurrence basis for a 1-in-250 year event as of January 2024, as measured on a net after-tax exposure basis, are U.S. windstorm and U.S. earthquake. WM Outrigger Re’s obligations under the reinsurance agreement with GAIL are subject to an aggregate limit equal to the assets in the collateral trust at any point in time.

Ark/WM Outrigger
When considering both Ark and WM Outrigger Re, White Mountains’s two largest natural catastrophe PML zones on a per occurrence basis for a 1-in-250 year event as of January 2024, as measured on a net after-tax exposure basis, are U.S. windstorm and U.S. earthquake. The net after-tax exposure is net of amounts ceded to reinsurers and reinstatement premiums. Different perils are more prevalent at different times of the year, and Ark tailors its outwards reinsurance program to incept accordingly. Once the placement of Ark’s 2024 outwards reinsurance program is completed, White Mountains expects its consolidated net after-tax exposure for a 1-in-250 year event to each of these PML zones will be roughly 10% of White Mountains’s common shareholders’ equity as of December 31, 2023.

Reinsurance Protection
As part of its enterprise risk management function, Ark purchases reinsurance for risk mitigation purposes. Ark utilizes reinsurance and retrocession agreements to reduce earnings volatility, protect capital, limit its exposure to risk concentration and accumulation of loss and manage within its overall internal risk tolerances or those set and agreed by regulators, ratings agencies and Lloyd’s. Ark also enters into reinsurance and retrocession agreements to reduce its liability on individual risks and enable it to underwrite policies with higher limits where Ark believes this has a broader business benefit.
Ark seeks to protect its downside risk from catastrophes and large loss events by purchasing reinsurance, including quota share and excess of loss protections, aggregate covers, and industry loss warranties. Ark also considers alternative structures such as collateralized reinsurance, retrocessional reinsurance and catastrophe bonds.
During the fourth quarter of 2022, Ark entered into a 40% collateralized quota share agreement with Outrigger Re Ltd., a Bermuda special purpose insurer, covering Ark’s Bermuda global property catastrophe excess of loss portfolio written in the 2023 underwriting year. During the fourth quarter of 2023, Ark renewed the Outrigger Re Ltd. quota share agreement for the 2024 underwriting year.
The purchase of reinsurance does not discharge Ark from its primary liability for the full value of its policies, and thus the collectability of balances due from Ark’s reinsurers is critical to its financial strength. Ark monitors the financial strength and ratings of its reinsurers on an ongoing basis. See Note 6 — “Third-party Reinsurance” on page F-45 for a discussion of Ark’s top reinsurers.

Ark’s Loss and LAE Reserves

Ark establishes loss and LAE reserves that are estimates of amounts needed to pay claims and related expenses in the future for insured events that have already occurred, including both reported and unreported claims. Loss reserves are established due to the significant periods of time that may occur between the occurrence, reporting and payment of a loss. The process of estimating reserves involves a considerable degree of judgment by management and is inherently uncertain. See “CRITICAL ACCOUNTING ESTIMATES — Loss and LAE Reserves” on page 79 and Note 5 — “Loss and Loss Adjustment Expense Reserves” on page F-33 for a full discussion regarding Ark’s loss reserving process.

KUDU

Overview

Kudu provides capital solutions for boutique asset and wealth managers for a variety of purposes including generational ownership transfers, management buyouts, acquisition and growth finance and legacy partner liquidity. Kudu also provides strategic assistance to investees from time to time. Kudu’s capital solutions generally are structured as noncontrolling equity interests in the form of revenue and earnings participation contracts (“Participation Contracts”) and designed to generate immediate cash yields.
During 2023, White Mountains committed an incremental $150 million of equity capital to Kudu, of which $130 million is undrawn as of December 31, 2023. Kudu expects to fund new capital deployments through the funds remaining from White Mountains’s capital commitment, excess operating cash flows, recycling of certain sales transaction proceeds, available debt capacity and additional equity commitments.
As of December 31, 2023 and 2022, White Mountains reported $959 million and $826 million of total assets and $684 million and $553 million of total equity related to Kudu. As of December 31, 2023 and 2022, White Mountains owned 89.6% and 89.3% of Kudu (76.3% and 76.1% on a fully-diluted/fully-converted basis) and reported $114 million and $75 million of noncontrolling interests related to Kudu.

Portfolio

As of December 31, 2023, Kudu has deployed $884 million into 25 asset and wealth management firms globally, including three that have been exited. As of December 31, 2023, the asset and wealth management firms had combined assets under management of approximately $104 billion, spanning a range of asset classes including real estate, wealth management, hedge funds, private equity and alternative credit strategies. Kudu’s capital was deployed at an average gross cash yield at inception of 9.9%.
Kudu’s philosophy is to partner with asset and wealth management firms that exhibit strong cash flow generation and growth. Kudu seeks to provide its solutions across a diverse mix of investment strategies and asset classes in the middle market.
Kudu’s average capital deployment to date has been approximately $35 million, with a range from $14 million to $81 million. Apportioned by manager type, Kudu’s portfolio as of December 31, 2023 was deployed 41% in private capital, 29% in alternatives segments, 19% in wealth management and 11% in traditional asset management. Kudu seeks diversity across asset classes. Kudu also prioritizes the private capital segment as the underlying clients of these firms tend to be locked-up for an extended period, which can provide stability of revenues in a potential market downturn.
Kudu expects that no single manager will represent more than 25% of Kudu’s net investment income. As more capital is deployed, the reliance on any one manager is expected to decrease. Additionally, Kudu seeks to diversify geographically. Its portfolio currently includes 16 firms headquartered in 11 different states in the United States, three in the United Kingdom, two in Australia and one in Canada.

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
On October 25, 2023, White Mountains announced the launch of WTM Partners, which will acquire businesses in non-insurance, non-financial services sectors including essential services, light industrial and specialty consumer. White Mountains expects to deploy up to $500 million of equity capital through WTM Partners over time.

WM Advisors

As of December 31, 2023, WM Advisors managed and/or provided oversight and administration for substantially all of White Mountains’s fixed maturity investments, short-term investments, common equity securities and other long-term investments, with the exception of BAM’s investment portfolio, which is managed by BAM and sub-advised to an outside third-party registered investment manager.

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
On June 26, 2023, White Mountains completed a tender offer to purchase 5.9 million additional shares of MediaAlpha at a purchase price of $10.00 per share.
White Mountains’s noncontrolling equity interest in MediaAlpha is accounted for at fair value based on the publicly traded share price of MediaAlpha’s common stock. As of December 31, 2023, White Mountains owned 22.9 million shares, representing a 34.9% basic ownership interest (33.1% on a fully-diluted/fully-converted basis). As of the December 31, 2023 closing price of $11.15 per share, the fair value of White Mountains’s investment in MediaAlpha was $255 million. As of December 31, 2022, White Mountains owned 16.9 million MediaAlpha shares, representing a 27.1% ownership interest (25.1% on a fully-diluted/fully-converted basis). At the December 31, 2022 closing price of $9.95 per share, the fair value of White Mountains’s investment in MediaAlpha was $169 million.

PassportCard/DavidShield

PassportCard/DavidShield is principally an MGA that provides two insurance products: leisure travel insurance and expatriate medical insurance. PassportCard/DavidShield delivers a real-time, paperless insurance solution that facilitates claims payouts in minutes, wherever customers need them around the world. PassportCard/DavidShield offers its products to both individuals and organizations, primarily in Israel (its home market) as well as the European Union and Australia. In 2020, PassportCard/DavidShield received regulatory approval for its wholly-owned carrier. The carrier writes both leisure travel and expatriate medical insurance in Israel and cedes 100% of the underwriting risks to its reinsurance partners.
PassportCard is a U.K. domiciled global MGA. PassportCard receives commissions for placing policies with its insurance carrier partners and licensing fees for use of its card-based technology. PassportCard distributes its products through the broker channel and on a direct-to-consumer basis and also franchises its solutions in certain markets to major travel insurance and medical assistance companies.
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
As of December 31, 2023 and 2022, White Mountains owned 53.8% of PassportCard/DavidShield. The governance structures for both PassportCard and DavidShield were designed to give White Mountains and its co-investor equal power to make the decisions that most significantly impact operations.
White Mountains’s noncontrolling equity interest in PassportCard/DavidShield is accounted for at fair value within other long-term investments. As of December 31, 2023 and 2022, the fair value of White Mountains’s interest in PassportCard/DavidShield was $150 million and $135 million.

Elementum

Elementum is a third-party registered investment adviser specializing in natural catastrophe insurance-linked securities (“ILS”). Elementum manages separate accounts and pooled investment vehicles across various ILS sectors, including catastrophe bonds, collateralized reinsurance investments and industry loss warranties on behalf of third-party clients.
White Mountains has a noncontrolling equity interest in Elementum, which is accounted for at fair value within other long-term investments. As of December 31, 2023 and 2022, the fair value of White Mountains’s interest in Elementum totaled $35 million and $30 million. As of December 31, 2023 and 2022, White Mountains had a 26.6% and 29.7% limited partnership interest in Elementum.
White Mountains also has investments in ILS funds managed by Elementum. During the fourth quarter of 2022, White Mountains agreed to invest an additional $100 million into ILS funds managed by Elementum beginning in 2023. White Mountains pre-funded $70 million of this investment as of December 31, 2022, which was recorded as a receivable within other assets. As of December 31, 2023 and 2022, White Mountains had $161 million and $49 million invested in the ILS funds managed by Elementum.

Other Operating Businesses

White Mountains has controlling equity interests in various other operating businesses, which are consolidated. As of December 31, 2023, White Mountains reported $107 million of total assets, $49 million of total equity (net of intercompany eliminations) and $9 million of noncontrolling interests related to these businesses. As of December 31, 2022, White Mountains reported $154 million of total assets, $74 million of total equity and $20 million of noncontrolling interests related to these businesses.
White Mountains also has noncontrolling equity interests in various other operating businesses and private debt instruments with various other operating businesses, which are generally accounted for at fair value within other long-term investments. As of December 31, 2023 and 2022, the fair value of these interests totaled $40 million and $35 million.

Bamboo Transaction

On October 19, 2023, White Mountains entered into an agreement and plan of merger (the “Bamboo Merger Agreement”) with Bamboo MGA and John Chu, as the unitholders’ representative. Under the terms of the Bamboo Merger Agreement, White Mountains’s wholly-owned subsidiary, WM Pierce Merger Sub LLC, agreed to merge with and into Bamboo MGA, with Bamboo MGA continuing as the surviving company (the “Bamboo Merger”). Concurrently with the execution of the Bamboo Merger Agreement, certain Bamboo management unitholders agreed to rollover the majority of their existing equity in Bamboo MGA into Bamboo Holdings. White Mountains also agreed to make an equity contribution to Bamboo immediately following the Bamboo Merger (together with the Bamboo Merger and the rollover transactions, the “Bamboo Transaction”).
On January 2, 2024, White Mountains closed the Bamboo Transaction in accordance with the terms of the Bamboo Merger Agreement, investing $297 million in equity into Bamboo, which included a contribution of $36 million to retire Bamboo’s legacy credit facility and a contribution of $20 million of primary capital. The consideration is subject to customary purchase price adjustments. At closing, White Mountains owned 72.8% of Bamboo on a basic shares outstanding basis (63.7% on a fully-diluted/fully-converted basis, taking account of management’s equity incentives). At closing, 16.1% of basic shares outstanding are owned by Bamboo management (26.6% on a fully-diluted/fully-converted basis).
Bamboo is a capital-light, tech- and data-enabled insurance distribution platform providing homeowners’ insurance and related products to the residential property market in California. Bamboo operates primarily through Bamboo MGA, its full-service MGA business, where the company manages all aspects of the placement process on behalf of its fronting and reinsurance partners, including product development, marketing, underwriting, policy issuance and claims oversight, and it earns commissions based on the volume and profitability of the insurance that it places. It offers both admitted and non-admitted insurance products. Bamboo also operates two separate but integrated business models: (i) a retail agency, within Bamboo MGA, offering ancillary products (e.g., flood, earthquake) on behalf of third parties and (ii) Bamboo Captive, a Bermuda-domiciled captive reinsurer that participates in the underwriting risk of Bamboo’s MGA programs to align interests with reinsurance partners. For the fourth quarter and year ended December 31, 2023, Bamboo had $75 million and $215 million of managed premium, up from $24 million and $86 million for the fourth quarter and year ended December 31, 2022. These periods were prior to White Mountains’s ownership of Bamboo. Managed premium represents the total premium placed by Bamboo during the period.

INVESTMENTS

White Mountains’s investment philosophy is to maximize long-term, after-tax total returns while taking prudent levels of risk and maintaining a diversified portfolio, subject to White Mountains’s investment guidelines and various regulatory restrictions. Under White Mountains’s investment philosophy, each dollar of after-tax investment income or investment gains (realized or unrealized) is valued equally. White Mountains’s investment philosophy also incorporates Environmental, Social and Governance (“ESG”) considerations. For investment assets actively managed by WM Advisors, thorough credit risk assessments are conducted, utilizing Nationally-Recognized Statistical Rating Organizations research and ratings. For actively managed investment assets sub-advised to third-party registered investment managers, White Mountains only utilizes managers who incorporate ESG factors into their investment processes.
White Mountains maintains a fixed income portfolio that consists primarily of high-quality, short-duration, fixed maturity investments and short-term investments. White Mountains invests in fixed maturity investments that are attractively priced in relation to their investment risks and actively manages the average duration of the fixed income portfolio. As of December 31, 2023, the fixed income portfolio duration, including short-term investments, was 1.9 years. White Mountains has established relationships with select third-party registered investment advisers to manage a portion of its fixed income portfolio. See “Portfolio Composition” on page 64.
White Mountains maintains an equity portfolio that consists of common equity securities, its investment in MediaAlpha and other long-term investments. As of December 31, 2023, White Mountains’s portfolio of common equity securities consists of international listed equity funds and passive exchange traded funds (“ETFs”). White Mountains’s other long-term investments consist primarily of unconsolidated entities, Kudu’s Participation Contracts, private equity funds and hedge funds, a bank loan fund, Lloyd’s trust deposits, ILS funds and private debt instruments.

DISCONTINUED OPERATIONS

NSM

On August 1, 2022, White Mountains Holdings (Luxembourg) S.à r.l. (“WTM Holdings Seller”), an indirect wholly-owned subsidiary of White Mountains, completed the previously announced sale of White Mountains Catskill Holdings, Inc. and NSM Insurance HoldCo, LLC (“NSM”) (collectively with White Mountains Catskill Holdings, Inc., the “NSM Group”) to Riser Merger Sub, Inc., an affiliate of The Carlyle Group Inc. (the “NSM Transaction”), pursuant to the terms of the securities purchase agreement, dated May 9, 2022. See Note 2 — “Significant Transactions” on page F-17. NSM is a full-service MGA and program administrator with delegated binding authorities for specialty property and casualty insurance.
As a result of the NSM Transaction, the assets and liabilities of NSM Group have been presented in the balance sheet as held for sale for periods prior to the closing of the transaction, and the results of operations for NSM Group have been classified as discontinued operations in the statements of operations and comprehensive income through the closing of the transaction. Prior period amounts have been reclassified to conform to the current period’s presentation. See Note 20 — “Held for Sale and Discontinued Operations” on page F-70.

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
Bamboo is licensed in all 50 states as an insurance producer and is registered as a managing general agent in California. White Mountains believes that Bamboo is in compliance with all applicable laws and regulations pertaining to its business that would have a material effect on its financial condition or results of operations in the event of non-compliance.

State Accreditation and Monitoring
State insurance laws and regulations include numerous provisions governing marketplace activities of insurers, including provisions governing marketing and sales practices, policyholder services, claims management and complaint handling. State regulatory authorities generally test and enforce these provisions through periodic market conduct examinations. The NYDFS conducts periodic examinations of insurance companies domiciled in New York, usually at five-year intervals. In 2019, the NYDFS commenced and in early 2020 completed its examination of BAM and issued a Report on Examination of BAM for the period ending December 31, 2018. The report did not note any significant regulatory issues concerning BAM.

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
New York Insurance Law also establishes aggregate risk limits on the basis of total outstanding principal and interest of guaranteed obligations insured net of qualifying reinsurance and collateral (the “Aggregate Net Liability”), compared to the sum of the insurer’s policyholders’ surplus and contingency reserves. Under these limits, policyholders' surplus and contingency reserves for municipal obligations must not be less than 0.33% of the Aggregate Net Liability. If a financial guaranty insurer fails to comply with single or aggregate risk limits, the NYDFS has broad discretion to order the insurer to cease new business originations. As of December 31, 2023, BAM was in compliance with the single and aggregate risk limits.

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

Cybersecurity
The NYDFS’s cybersecurity regulation (“Part 500”) requires financial services institutions, including BAM, to establish and maintain a cybersecurity program designed to protect consumers’ private data and the confidentiality, integrity and availability of the institution’s information systems.

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

Federal Regulation
Although the federal government does not directly regulate insurance businesses, federal legislation and administrative policies impact the industry. In addition, legislation has been introduced that, if enacted, could result in the federal government assuming a more direct role in the regulation of the insurance industry. Notably, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) created the Federal Insurance Office (“FIO”) within the Treasury Department, which is responsible for gathering information and monitoring the insurance industry to identify gaps in the regulation of insurers that could contribute to a systemic crisis in the insurance industry or U.S. financial system.

Investment Regulation
Kudu Investment Holdings, LLC, a subsidiary of Kudu, is an investment adviser that is registered with the SEC under Section 203 of the United States Investment Advisers Act of 1940.

Bermuda

Insurance Regulation
The Insurance Act 1978 of Bermuda and related regulations, as amended (the “Insurance Act”), regulates the insurance business of HG Re, a special purpose insurer, GAIL, Ark’s wholly-owned Class 4 insurance and reinsurance company, Outrigger Re Ltd., a special purpose insurer, and Bamboo Captive, Bamboo’s wholly-owned Class 2 captive insurer. Outrigger Re Ltd. is also registered as a segregated accounts company under the Bermuda Segregated Accounts Companies Act 2000, as amended (the “SAC Act”). The Insurance Act provides that no person may carry on any insurance business in or from within Bermuda unless registered as an insurer under the Insurance Act by the Bermuda Monetary Authority (“BMA”). The BMA, in deciding whether to grant registration, has broad discretion to act as it thinks fit in the public interest. From time to time, HG Re, GAIL and Outrigger Re Ltd. may apply for, and be granted, certain modifications to, or exemptions from, regulatory requirements, which may otherwise apply to them.
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

Capital and Solvency Return
As a Class 4 insurer, GAIL is required to file, on an annual basis, a capital and solvency return in respect of its general business, which currently includes, among other items, a statutory economic balance sheet, a schedule of risk management, a catastrophe risk return, a schedule of loss triangles or reconciliation of net loss reserves (where applicable), a schedule of eligible capital and the Enhanced Capital Requirement (“ECR”) as calculated by the Bermuda Solvency and Capital Requirement (“BSCR”) model (or an approved internal model). The BSCR is a mathematical model designed to give the BMA robust methods for determining an insurer’s capital adequacy. Underlying the BSCR is the belief that all insurers should operate on an ongoing basis with a view to maintaining their capital at a prudent level in excess of the minimum solvency margin otherwise prescribed under the Insurance Act. The 2023 BSCR must be filed with the BMA before April 30, 2024; at this time, we believe GAIL will exceed the minimum amount required to be maintained under Bermuda law.
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

Minimum Solvency Margin
As a general business insurer, GAIL is required to maintain statutory assets in excess of its statutory liabilities by an amount, equal to or greater than the prescribed minimum solvency margin. The minimum solvency margin that must be maintained by a Class 4 insurer is the greater of (i) $100 million, (ii) 50% of net premiums written (with a credit for reinsurance ceded not exceeding 25% of gross premiums), (iii) 15% of net aggregate loss and loss expense provisions and other insurance reserves, or (iv) 25% of the ECR, which is established by reference to the BSCR model.
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

Eligible Capital
As a Class 4 insurer, GAIL must maintain available capital in accordance with a “three-tiered capital system” to enable the BMA to better assess the quality of an insurer’s capital resources. All capital instruments are classified as either basic or ancillary capital, which in turn are classified into one of three tiers (Tier 1, Tier 2 and Tier 3) based on their “loss absorbency” characteristics. Eligibility limits are then applied to each tier in determining the amounts eligible to cover regulatory capital requirement levels. The highest capital is classified as Tier 1 capital and lesser quality capital is classified as either Tier 2 capital or Tier 3 capital. Under this regime, not more than certain specified percentages of Tier 1, Tier 2 and Tier 3 capital may be used to satisfy the Class 4 insurers' minimum solvency margin, ECR requirements and target capital level.
As special purpose insurers, HG Re and Outrigger Re Ltd. are not subject to this requirement.

Restrictions on Dividends, Distributions and Reductions of Capital
As a Class 4 insurer, GAIL is prohibited from declaring or paying any dividends if in breach of the required minimum solvency margin or minimum liquidity ratio (the “Relevant Margins”) or if the declaration or payment of such dividend would cause the insurer to fail to meet the Relevant Margins. Further, Class 4 insurers are prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files (at least seven days before payment of such dividends) with the BMA an affidavit stating that it will continue to meet its Relevant Margins. Class 4 insurers must obtain the BMA’s prior approval for a reduction by 15% or more of the total statutory capital as set forth in its previous year’s financial statements. These restrictions on declaring or paying dividends and distributions under the Insurance Act are in addition to the solvency requirements under the Companies Act 1981 of Bermuda, as amended (the “Companies Act”). See “LIQUIDITY AND CAPITAL RESOURCES — Dividend Capacity” on page 67 for further discussion.
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

Insurance Code of Conduct and Insurance Sector Operational Cyber Risk Management Code of Conduct
All Bermuda insurers are required to comply with the BMA’s Insurance Code of Conduct, which establishes duties, requirements and standards to be complied with to ensure each insurer implements sound corporate governance, risk management and internal controls. Failure to comply with these requirements will be a factor taken into account by the BMA in determining whether an insurer is conducting its business in a sound and prudent manner under the Insurance Act and, in the case of GAIL, in calculating the operational risk charge applicable in accordance with the insurer's BSCR model (or an approved internal model).
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

General
The operations of ASML, Ark’s wholly-owned Lloyd’s managing agent, are subject to oversight by Lloyd’s, through the Lloyd’s Council. ASML’s business plan for the Syndicates, including maximum stamp capacity, requires annual approval by Lloyd’s. Stamp capacity is a measure of the amount of net premium (premiums written less acquisition costs) that a syndicate is authorized by Lloyd’s to write. Lloyd’s may require changes to any business plan presented to it or additional capital to be provided to support the underwriting plan. Lloyd’s approved stamp capacity in 2024 for Syndicate 4020 is £525 million ($667 million based upon the foreign exchange spot rate as of December 31, 2023), and for Syndicate 3902 is £250 million ($318 million based upon the foreign exchange spot rate as of December 31, 2023). Both Syndicate 4020 and 3902 are supported by capital provided through ACML, Ark’s wholly-owned Lloyd’s Corporate Member.
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

Solvency II and the U.K.’s Domestic Prudential Regime
The European Parliament’s Solvency II regulation represents a risk-based approach to insurance regulation and capital adequacy. Its principal goals are to improve the correlation between capital and risk, effect group supervision of insurance and reinsurance affiliates, implement a uniform capital adequacy structure for (re)insurers across the EU Member States, establish consistent corporate governance standards for insurance and reinsurance companies, and establish transparency through standard reporting of insurance operations. Under Solvency II, an insurer’s or reinsurer’s capital adequacy in relation to various insurance and business risks may be measured with an internal model developed by the insurer or reinsurer and approved for use by the Member State’s regulator or pursuant to a standard formula developed by the European Commission. Following the U.K.'s exit from the EU, and the expiry of the transition period on December 31, 2020, U.K. authorized insurers are subject to the U.K.'s separate domestic prudential regime. This regime was identical to the Solvency II regime from January 1, 2021, although the PRA has made proposals that may cause the two regimes to diverge.
Each year, the PRA requires Lloyd’s to satisfy an annual solvency test which measures whether Lloyd’s has sufficient assets in the aggregate to meet all outstanding liabilities of its Members, both current and runoff. If Lloyd’s fails this test, the PRA may require the entire Lloyd’s market to cease underwriting or individual Lloyd’s Members may be required to cease or reduce their underwriting.

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
The GDPR was transposed into U.K. domestic law in January 2021 following the U.K.'s exit from the EU (“U.K. GDPR”) and supplements the United Kingdom's Data Protection Act of 2018. The U.K. GDPR generally tracks the compliance requirements and fine structure of the GDPR.

Climate Change
In response to PRA climate change risk management guidelines, Ark has established a climate change working group and has undertaken a climate change risk assessment. The risk assessment highlighted regulatory, claims, underwriting and investment risks associated with climate change. Ark regularly analyzes climate change risk as part of its risk management framework. Ark also engages with industry peers through the Lloyd’s Climate Change market group. Ark has assigned its Chief Risk Officer responsibility under the PRA Senior Insurance Managers Regime for climate change risk. The Chief Risk Officer reports to the Ark Board on climate change matters on a quarterly basis.

General

Cybersecurity
We are subject to various state, federal and international laws and regulations that address the collection, storing, use, disclosure, security, privacy, transfer and other processing of personal information and other data, including SEC rules, Part 500, GDPR, the California Consumer Privacy Act, and the California Privacy Rights Act, among others.

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
As of February 23, 2024, BAM was rated “AA/stable” by Standard & Poor’s. “AA” is the third highest of 23 financial strength ratings assigned by Standard & Poor’s.
As of February 23, 2024, each of Lloyd’s Syndicates 4020 and 3902, benefits from the financial strength rating of “A/stable” by A.M. Best Company, Inc. (“A.M. Best”) and “AA-/stable” by Standard & Poor’s assigned to the Lloyd’s marketplace. “A” is the third highest of 16 financial strength ratings assigned by A.M. Best and “AA-” is the fourth highest of 23 financial strength ratings assigned by Standard & Poor’s.
As of February 23, 2024, Ark was rated “A/stable” by A.M. Best.

HUMAN CAPITAL

As of December 31, 2023, White Mountains employed 782 people (consisting of 68 people at the Company, WM Capital, its other intermediate holding companies, WM Advisors and HG Global, 88 people at BAM, 244 people at Ark, 16 people at Kudu, and 366 people at the consolidated Other Operating Businesses).
One of White Mountains’s key strengths lies in its people, and it proactively supports each employee’s well-being and development. White Mountains’s Board of Directors receives periodic reporting on employee satisfaction and concerns and interacts with employees across the organization. White Mountains has an inclusive, team-oriented culture in which all employees are treated with respect. Under the guidelines of its Code of Business Conduct, White Mountains is firmly committed to providing equal employment opportunities. White Mountains is committed to the long-term development of our workforce and the cultivation of our next generation of leaders.
Throughout the unique challenges since 2020, White Mountains’s commitment to the health and safety of its employees and their families has been a guiding priority. To support its employees during this time, White Mountains expanded and encouraged remote work, introduced protocols and practices that emphasized employee well-being, regularly solicited feedback from its employees and significantly increased senior leadership communication.

Item 1A.  Risk Factors

The information contained in this report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. See “FORWARD-LOOKING STATEMENTS” on page 95 for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements. The Company’s actual future results and trends may differ materially depending on a variety of factors including, but not limited to, the risks and uncertainties discussed below.

Risks Related to White Mountains

We have successfully created shareholder value through acquisitions and dispositions. We may not be able to continue to create shareholder value through such transactions in the future, which could materially adversely affect our results of operations and financial condition.

In past years, we have completed numerous acquisitions and dispositions, many of which have contributed significantly to creating shareholder value. Failure to identify and complete future acquisitions and dispositions could limit our ability to create shareholder value. Even if we were to identify and complete future acquisitions and dispositions, there is no assurance that such transactions will ultimately achieve their anticipated benefits, and such transactions could materially adversely affect our results of operations and financial condition.

If we are required to write down goodwill and other intangible assets, it could materially adversely affect our results of operations and financial condition.

As of December 31, 2023, we had total goodwill and other intangible assets of $371 million on our consolidated balance sheet, $293 million of which relates to our acquisition of Ark. White Mountains’s total goodwill and other intangible assets will increase in 2024 as a result of the Bamboo Transaction.
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
The maintenance of an “AA” or better financial strength rating from Standard & Poor’s is particularly important to BAM’s ability to write municipal bond insurance policies and meet its debt service obligations under the BAM Surplus Notes. On July 12, 2023, Standard & Poor’s concluded its most recent review and affirmed BAM’s “AA/stable” financial strength rating. See “RATINGS” on page 26. A downgrade, withdrawal or negative watch/outlook of BAM’s financial strength rating could severely limit or prevent BAM’s ability to write municipal bond insurance policies, which could materially adversely affect our results of operations and financial condition.

If BAM does not pay some or all of the principal and interest due on the BAM Surplus Notes, it could materially adversely affect our results of operations and financial condition.

As of December 31, 2023, White Mountains owned $322 million in BAM Surplus Notes and had accrued $175 million of interest thereon. No payment of principal or interest on the BAM Surplus Notes may be made without the approval of the NYDFS. Under its agreements with HG Global, BAM is required to seek regulatory approval to pay principal and interest on the BAM Surplus Notes only to the extent that its capital resources continue to support its outstanding obligations, business plan and rating. It is unlikely that BAM would pay principal and interest on the BAM Surplus Notes if such payments could lead to a rating downgrade. In December 2023, the NYDFS approved a $27 million cash payment of principal and interest on the BAM Surplus Notes. We cannot guarantee that the NYDFS will approve payments on the BAM Surplus Notes in the future.
If BAM does not repay some or all of the principal and interest on the BAM Surplus Notes, it could materially adversely affect our results of operations and financial condition. BAM’s ability to repay principal and interest on the BAM Surplus Notes is dependent on a number of factors, many of which are beyond BAM’s control, including primary municipal bond issuance levels, insured penetration rates, interest rate levels, credit spreads, trading value, capture rate and market share. BAM also could incur significant losses from the municipal bonds it insures. In addition, the municipal bond insurance industry is highly competitive. BAM’s primary competitor is Assured. BAM and Assured each seek to differentiate themselves through financial strength ratings, claims paying resources and underwriting strategies. If BAM is unable to compete effectively against Assured, it could result in fewer policies issued, lower premium levels and less favorable policy terms and conditions.

We are exposed to losses from municipal bond insurance written by BAM through our reinsurance arrangements between BAM and HG Re, which could materially adversely affect our results of operations and financial condition.

Our reinsurance subsidiary, HG Re, reinsures (i) losses up to the first 15%-of-par outstanding on each municipal bond insured by BAM and (ii) certain municipal bonds insured by BAM on an excess of loss basis. Should the policies underwritten by BAM experience insured losses for any reason, this could materially adversely affect our results of operations and financial condition.

Risks Related to Ark/WM Outrigger’s Business and Industry

Unpredictable catastrophic events could materially adversely affect our results of operations and financial condition.

Ark and WM Outrigger Re write insurance and reinsurance policies that cover unpredictable catastrophic events all over the world. Ark and WM Outrigger Re have exposure to losses caused by events including natural and other disasters such as hurricanes, windstorms, earthquakes, floods, wildfires, tornadoes, tsunamis and severe weather. Catastrophes can also include large losses driven by public health crises, terrorist attacks, war and war-like actions, explosions, infrastructure failures and cyber attacks.
The extent of a catastrophe loss is a function of both the severity of the event and the total amount of insured exposure to the event, as well as the coverage provided to customers. Increases in the value and concentration of insured property or insured employees, the effects of inflation, changes in weather patterns and increased terrorism and war and war-like actions could increase the future frequency and/or severity of claims from catastrophic events. Climate change, which is characterized by higher temperatures, sea level rise and more extreme weather events including droughts, heavy storms, wildfires and stronger hurricanes increases the frequency and severity of certain major natural catastrophes. There is also a growing threat of cyber risks due to the increasing interconnectivity of global systems. Claims from catastrophic events could materially adversely affect our results of operations and financial condition. Ark’s ability to write new insurance and reinsurance policies could also be impacted as a result of corresponding reductions in its capital levels. WM Outrigger Re’s obligations under the quota share reinsurance agreement with GAIL are subject to an aggregate limit equal to the assets in the collateral trust account at any point in time.
Ark seeks to manage its exposure to catastrophic losses by limiting and monitoring the aggregate insured value of policies in geographic areas with exposure to catastrophic events and by buying reinsurance. To manage, monitor and analyze insured values and potential losses, Ark utilizes proprietary and third-party catastrophe management software to estimate potential losses for many different catastrophe scenarios. Ark incorporates the physical risk of climate change to its underwriting process through sensitivity and stress testing of its catastrophe models, including increased frequency of U.S. windstorms and the implications of storm surge. Ark’s estimates of potential losses are dependent on many variables, including assumptions about storm intensity, storm surge, loss amplification, loss adjustment expenses and insurance-to-value in the aftermath of weather-related catastrophes. In addition, Ark has to account for quality of data provided by insureds. Accordingly, if the assumptions are incorrect, the losses Ark and WM Outrigger Re might incur from an actual catastrophe could be materially different than the expectation of losses generated from modeled catastrophe scenarios, which could materially adversely affect our results of operations and financial condition.

Ark and its subsidiaries benefit from favorable financial strength ratings from A.M. Best, Standard & Poor’s and others, the deterioration of which could materially adversely affect its ability to conduct business and, consequently, could materially adversely affect our results of operations and financial condition.

Third-party rating agencies assess and rate the financial strength, including claims-paying ability, of insurers, reinsurers and the Lloyd’s marketplace. These ratings are based upon criteria established by the rating agencies and are subject to revision at any time at the sole discretion of the agencies. Some of the criteria relate to general economic conditions and other circumstances outside the rated company’s control. These financial strength ratings are used by policyholders, agents and brokers to assess the suitability of insurers and reinsurers as business counterparties and are an important factor in establishing the competitive position of insurance and reinsurance companies. Rating agencies periodically evaluate Ark to confirm that it continues to meet the criteria of the rating previously assigned to it.
The maintenance of an “A-” or better financial strength rating is particularly important to Ark’s ability to write new and renewal property and casualty insurance and reinsurance business in most markets. Ark writes insurance and reinsurance through Lloyd’s Syndicates 4020 and 3902, each of which benefits from the financial strength rating of “A/stable” by A.M. Best and “AA-/stable” by Standard & Poor’s assigned to the Lloyd’s marketplace. Beginning in January 2021, Ark began writing certain classes of its business through GAIL, Ark’s wholly-owned Bermuda-based insurance and reinsurance company, which has been assigned an “A/stable” financial strength rating by A.M. Best. See “RATINGS” on page 26.
A downgrade, withdrawal or negative watch/outlook of these financial strength ratings could severely limit or prevent Ark from writing new policies or renewing existing policies, which could materially adversely affect our results of operations and financial condition. A downgrade, withdrawal or negative watch/outlook of these financial strength ratings also could limit Ark’s ability to raise new debt or could cause new and certain existing debt to be costlier and/or have more restrictive conditions.

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
In addition, due to factors such as the price or availability of reinsurance or retrocessional coverage, Ark sometimes decides to increase the amount of risk retained by purchasing less reinsurance. Such determinations have the effect of increasing Ark’s financial exposure to losses associated with risks that it underwrites and, in the event of significant losses associated with a given risk, could materially adversely affect our results of operations and financial condition.
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
Soft primary insurance market conditions could lead to a significant reduction in reinsurance premium rates, less favorable contract terms and fewer submissions for Ark’s reinsurance underwriting capacity. The supply of reinsurance is also related to the level of reinsured losses and the level of industry capital which, in turn, may fluctuate in response to changes in rates of return earned in the reinsurance industry. As a result, the reinsurance business historically has been a cyclical industry characterized by periods of intense price competition due to excess underwriting capacity, as well as periods when shortages of capacity permitted improvements in reinsurance rate levels and terms and conditions. In addition, in recent years the persistent low interest rate environment and ease of entry into the reinsurance sector has led to increased competition from third-party capital in the property catastrophe excess reinsurance line. This alternative capital provides collateralized property catastrophe protection in the form of catastrophe bonds, industry loss warranties, sidecars and other vehicles that facilitate the ability for non-reinsurance entities, such as hedge funds and pension funds, to compete for property catastrophe excess reinsurance business outside of the traditional treaty market.
We expect to continue to experience the effects of the insurance and reinsurance industries’ cyclicality. If Ark is unable to maintain its competitive position throughout soft and hard market cycles, its business may be adversely affected, and it may not be able to compete effectively in the future, which could materially adversely affect our results of operations and financial condition.

Ark/WM Outrigger’s loss and LAE reserves may be inadequate to cover the ultimate liability for losses, and as a result, our results of operations and financial condition could be adversely affected.

Ark/WM Outrigger must maintain reserves adequate to cover its estimated ultimate liabilities for loss and LAE. Loss and LAE reserves are typically comprised of (i) case reserves for reported claims and (ii) incurred but not reported (“IBNR”) reserves for losses that have occurred but for which claims have not yet been reported and for expected future development on case reserves. Loss and LAE reserves are estimates of what Ark/WM Outrigger believes the settlement and administration of claims will cost based on facts and circumstances then known. These estimates involve actuarial and claims assessments and require Ark/WM Outrigger to make a number of assumptions about future events that are subject to unexpected changes and are beyond Ark/WM Outrigger’s control, such as future trends in claim severity, emerging coverage issues, frequency, inflation, legislative and judicial changes and other factors. Because of uncertainties associated with estimating ultimate loss and LAE reserves, we cannot be certain that Ark/WM Outrigger’s reserves are adequate. In the event that Ark/WM Outrigger’s reserves become insufficient to cover the actual losses and LAE, Ark/WM Outrigger may need to add to the reserves, which could have a material adverse effect on our results of operations and financial condition. For further discussion of our loss and LAE reserves, see “CRITICAL ACCOUNTING ESTIMATES — Loss and LAE Reserves” on page 79.

Risks Related to Kudu’s Business and Industry

    Kudu’s financial performance is dependent upon its clients’ asset and performance-based fees, which are subject to a variety of economic, market and other risks.

    Kudu provides capital solutions for asset and wealth management firms through Participation Contracts, which are noncontrolling equity interests in the form of revenue and earnings participation contracts. Kudu’s clients generate their revenues and earnings by charging asset-based fees, which are typically a percentage of the value of the assets they manage for their clients, and/or performance-based fees, which are typically a portion of actual returns achieved for their clients above a target return. The revenue that Kudu generates from its clients is subject to the same general economic and market risks that may affect our investment portfolio. See “Our investment portfolio may suffer reduced returns or losses, which could materially adversely affect our results of operations and financial condition. Adverse changes in equity markets, interest rates, debt markets or foreign currency exchange rates could result in significant losses to the value of our investment portfolio.” on page 33.
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

Risks Related to Bamboo’s Business and Industry

Bamboo’s business is dependent on its capacity providers (both fronting and reinsurance), and a change in availability or terms could materially impact Bamboo’s results of operations and financial condition or adversely affect its ability to write business.

Bamboo is an MGA and program administrator with delegated binding authorities, and as such, is generally dependent on its fronting and reinsurance carrier partners (“Capacity Providers”) to bear the insurance risk on the programs designed and underwritten by Bamboo. Bamboo currently relies on a small group of Capacity Providers for a large proportion of its business, and loss of capacity from any one of these could materially adversely affect Bamboo’s results of operations and financial condition.
Should Bamboo fail to meet the profitability expectations of its Capacity Providers that write the business it places, its Capacity Providers could choose to stop writing the business or reduce the commission rate they will pay for placement services, which could materially adversely affect our results of operations and financial condition.
For the year ended December 31, 2023, Bamboo placed substantially all of its business with one fronting partner. Should its fronting partner reduce the volume of business accepted from Bamboo or adversely change the terms and conditions of placement, we cannot guarantee that Bamboo would be able to find other fronting partners to write its programs, which could materially adversely affect its results of operations and financial condition. In addition, Bamboo relies on its fronting partner’s financial strength rating in establishing the competitive position of its products. A ratings downgrade of Bamboo’s fronting partner could result in a substantial loss of business should policyholders choose to move to other companies with higher financial strength ratings.
Bamboo, in conjunction with its fronting partners, purchases various forms of reinsurance. The availability and cost of reinsurance are subject to prevailing market conditions, including terms, price and capacity, which can affect Bamboo’s business volume and profitability. In addition, reinsurance programs are generally subject to renewal on an annual basis. Bamboo and its fronting partners may not be able to obtain reinsurance on acceptable terms. Even if available, that reinsurance may not be available from entities with satisfactory creditworthiness. If Bamboo is unable to obtain satisfactory reinsurance, it would have to reduce the level of its underwriting commitments, which could materially adversely affect its results of operations and financial condition.
For the year ended December 31, 2023, the (re)insurance capacity for Bamboo’s programs was concentrated, with two Capacity Providers representing approximately 45% of Bamboo’s premium. Should its Capacity Providers reduce the volume of business accepted from Bamboo or adversely change the terms and conditions, we cannot guarantee that Bamboo would be able to find other Capacity Providers to write the business, which could materially adversely affect its results of operations and financial condition.

Bamboo primarily relies on third-party agents and brokers to distribute its products, and any deterioration in the relationships with these parties could adversely affect Bamboo’s business.

Substantially all of Bamboo’s products are distributed through third-party agents and brokers who have the principal relationships with policyholders. Agents and brokers generally own the “renewal rights,” and thus Bamboo’s business model is dependent on its relationships with, and the success of, the agents and brokers with whom Bamboo does business.
Because Bamboo primarily relies on third-party agents and brokers as its sales channel, any deterioration in the relationships with these parties or failure to provide competitive compensation could lead them to place less premium with Bamboo. Bamboo places a substantial portion of its premium through a limited number of agents and broker relationships. For the year ended December 31, 2023, the top three relationships accounted for 47% of managed premium. Certain of these agents and brokers also have wholly-owned insurance subsidiaries that may compete with Bamboo, and these brokers may favor their own insurers and reinsurers over other companies. Loss of all or a substantial portion of the business provided by one or more of these agents and brokers could have a material adverse effect on Bamboo’s business.

Bamboo and its fronting partners are subject to extensive regulation which may prevent Bamboo from adequately pricing or selecting risk.

Bamboo and its fronting partners are subject to extensive state regulation, primarily in the state of California. This regulation requires, among other things, state approval of policy forms and premium rates for fronting carriers and admitted producers. If policy forms and premium rates are not approved in a timely manner, Bamboo’s ability to price risk adequately will be adversely impacted. Additionally, state regulators could restrict market access or place undue burdens on Bamboo’s ability to manage risk selection. Inadequate pricing or selection of risk could materially adversely affect Bamboo’s results of operations and financial condition.

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
The fair market value of our investment portfolio is affected by general economic and market conditions that are outside of our control, including (i) fluctuations in equity market levels, interest rates, debt market levels and foreign currency exchange rates; (ii) public health crises, natural disasters, terrorist attacks and other outside events; and (iii) credit losses sustained by issuers. A significant decline in the equity markets such as that experienced from September 2008 to March 2009 could materially adversely affect our results of operations and financial condition. In addition to causing declines in the fair value of securities that we own in our investment portfolio, public health crises, natural disasters, terrorist attacks and other outside events can adversely affect general commercial activity and the economies of many countries, which could materially adversely affect the business, financial condition and results of operations of the entities in which we have invested. For example, reductions of travel, including travel restrictions and bans imposed by governments due to the COVID-19 pandemic, negatively impacted revenues at PassportCard/DavidShield in 2020. We are also exposed to changes in debt markets. Interest rates are highly sensitive to many factors, including governmental monetary policies, economic and political conditions and other factors beyond our control. In particular, a significant increase in interest rates, as experienced in 2022, could result in significant losses in the fair value of our investment portfolio. A significant increase in interest rates that causes severe losses could materially adversely affect our results of operations and financial condition. We also hold investments, such as unconsolidated entities, including Kudu’s Participation Contracts, private equity funds and hedge funds, a bank loan fund, Lloyd’s trust deposits, ILS funds and private debt instruments, that are not regularly traded in active investment markets and may be illiquid. These investments can experience volatility in their returns or valuation, which could materially adversely affect our results of operations and financial condition.

We may be subject to greater volatility from our investment in MediaAlpha, which could materially adversely affect our results of operations and financial condition.

Following the MediaAlpha IPO in October 2020, White Mountains’s investment in MediaAlpha is valued based on the publicly-traded share price of MediaAlpha’s common stock, which at the December 31, 2023 closing price of $11.15 per share was $255 million. As a result, White Mountains’s reported book value per share and adjusted book value per share may be subject to greater volatility in the future, as the valuation of its investment in MediaAlpha based on the publicly-traded share price of MediaAlpha’s common stock could be more volatile than the valuation of its investment in MediaAlpha based on the private discounted cash flow model used in White Mountains’s financial statements in periods prior to the MediaAlpha IPO. Should there be a significant decrease in the publicly-traded share price of MediaAlpha’s common stock, it could materially adversely affect our results of operations and financial condition.

Our investment portfolio includes securities that do not have readily observable market prices. We use valuation methodologies that are inherently subjective and uncertain to value these securities. The values of securities established using these methodologies may never be realized, which could materially adversely affect our results of operations and financial condition.

As of December 31, 2023, White Mountains owned $1,138 million in securities, including our investments in Kudu’s Participation Contracts and PassportCard/DavidShield, that are not actively traded in public markets, do not have readily observable market prices and are classified as Level 3 investments in the GAAP fair value hierarchy. On a quarterly basis, we make a good faith determination of the fair value of our Level 3 investments in our GAAP financial statements using valuation techniques that are inherently subjective and uncertain.
In determining the GAAP fair value of these securities, we use judgment in selecting the fair value methodology and the significant inputs that are employed by that methodology for each such investment. See “Level 3 Measurements” under “CRITICAL ACCOUNTING ESTIMATES - Fair Value Measurements” on page 76 for a description of the methodologies we use to determine GAAP fair value of our investments without a readily observable market price. Given the inherent subjectivity and uncertainty in the methodologies we use to determine the fair value of our investments without a readily observable market price, the values of such investments established using these methodologies may never be realized, which could materially adversely affect our results of operations and financial condition.

Risks Related to Taxation

We may not meet the requirements of the five-year deferral from the Bermuda corporate income tax or the OECD Pillar Two Undertaxed Profits Rule, which could materially adversely affect our results of operations and financial condition.

On December 27, 2023, Bermuda enacted a corporate income tax that will generally become effective on January 1, 2025. The Bermuda legislation defers the effective date until January 1, 2030, for Bermuda companies in consolidated groups that meet certain requirements. To qualify for the deferral, the group must (i) have permanent establishments in six or fewer countries, (ii) have less than €50 million of net tangible assets outside of the country where the group has the largest amount of net tangible assets and (iii) not have a Bermuda company subject to the Income Inclusion Rule of Pillar Two in any jurisdiction. White Mountains expects to meet the requirements to be exempt from the Bermuda corporate income tax until January 1, 2030.
On December 15, 2022, European Union Member States voted to adopt the European Union Minimum Tax Directive (the “EU Minimum Tax Directive”) in conformity with OECD’s Pillar Two initiative. The EU Minimum Tax Directive requires European Union Member States to enact conforming law by December 31, 2023. The main rule of the EU Minimum Tax Directive, the Income Inclusion Rule (“IIR”), will become effective for fiscal years beginning on or after December 31, 2023, while the Undertaxed Profits Rule (“UTPR”) will become effective for fiscal years beginning on or after December 31, 2024. On December 20, 2023, Luxemburg enacted conforming Pillar Two legislation. The Luxembourg legislation defers the effective date of the UTPR until fiscal years beginning after December 31, 2029 for Luxembourg companies in consolidated groups with a non-EU parent company that meet certain requirements. To qualify for the deferral, the group must (i) have permanent establishments in six or fewer countries, and (ii) have less than €50 million of net tangible assets outside of the country where the group has the largest amount of net tangible assets. White Mountains expects to meet the requirements to be exempt from the Luxembourg UTPR until January 1, 2030.
On July 11, 2023, the U.K. enacted conforming legislation adopting the Pillar Two IIR, which will become effective for fiscal years beginning on or after December 31, 2023. The U.K. has proposed legislation to adopt the Pillar Two UTPR effective for fiscal years beginning on or after December 31, 2024; however, this legislation has not yet been enacted.
If White Mountains fails to meet the requirements of the five-year deferral under the Bermuda corporate income tax or the OECD Pillar Two UTPR, its results of operations and financial condition could be materially adversely affected.

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

The income of our U.S. subsidiaries is subject to U.S. federal, state and local income tax and other taxes. The income of our non-U.S. subsidiaries is generally subject to a lower tax rate than that imposed by the United States. Certain of our non-U.S. subsidiaries are eligible for the benefits of tax treaties between the United States and other countries. We believe our non-U.S. subsidiaries will continue to be eligible for treaty benefits. However, it is possible that factual changes or changes to U.S. tax laws or changes to tax treaties that presently apply to our non-U.S. subsidiaries could increase income subject to tax, or the tax rate on income, in the United States.  Similarly, changes to the applicable tax laws, treaties or regulations of other countries could subject the income of members of our group to higher rates of tax outside the United States. Additionally, the base erosion and profit shifting (“BEPS”) project currently being undertaken by the Organization for Economic Cooperation and Development (“OECD”) and the European Commission’s investigation into illegal state aid may result in changes to long standing tax principles, which could materially adversely affect our results of operations and financial condition. The recently enacted Bermuda corporate income tax and the Pillar Two worldwide minimum tax currently being enacted around the world are examples of the effects of the BEPS project.

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

Proposed regulations issued on January 24, 2022 address the subpart F “related person insurance income” (“RPII”) tax regime. The proposed regulations would expand the scope of relationships giving rise to RPII by treating intra-group reinsurance transactions as generating RPII if a non-U.S. parent entity of the group is majority owned by U.S. persons. If the proposed regulations are finalized as written, U.S. shareholders of the Company could be required to include in their taxable income a proportionate share of White Mountains’s RPII income annually as subpart F income, even if no distributions are received by the U.S. shareholder.
The proposed regulations generally would apply to tax years of corporations beginning on or after the date on which finalized regulations are published in the Federal Register and to tax years of U.S. persons in which or with which those corporations' tax years end. We encourage shareholders who are U.S. persons to consult their own tax advisors concerning the proposed regulations.

Risks Related to Laws and Regulation

Regulation may have a material adverse effect on our operations and financial condition.

We are subject to supervision and regulation by regulatory authorities in the various jurisdictions in which we conduct business, including state, national and international insurance regulators. Regulatory authorities have broad regulatory, supervisory and administrative powers relating to, among other things, data protection and data privacy, solvency standards, licensing, coverage requirements, policy rates and forms and the form and content of financial reports. Regulatory authorities continue to implement new or enhanced regulatory requirements. Regulatory authorities also may seek to exercise their supervisory or enforcement authority in new or more extensive ways. These actions, if they occur, could affect the competitive market and the way in which we conduct our business and manage our capital and could result in lower revenues and higher costs. As a result, such actions could have a material adverse effect on our results of operations and financial condition.

Bermuda law differs from the laws in effect in the United States and may afford less protection to shareholders.

We are organized under the laws of Bermuda, and a portion of our assets are located outside the United States. As a result, it may not be possible for our shareholders to enforce court judgments obtained in the United States against us based on the civil liability provisions of the federal or state securities laws of the United States, either in Bermuda or in countries other than the United States where we have assets. In addition, there is some doubt as to whether the courts of Bermuda and other countries would recognize or enforce judgments of U.S. courts obtained against us or our directors or officers based on the civil liabilities provisions of the federal or state securities laws of the United States or would hear actions against us or those persons based on those laws.
Our corporate affairs are governed by the Bermuda Companies Act. The Companies Act differs in some material respects from laws generally applicable to U.S. corporations and shareholders, including the provisions relating to interested directors, amalgamations, mergers and acquisitions, takeovers, shareholder lawsuits and indemnification of directors. Generally, the duties of directors and officers of a Bermuda company are owed to the company only. Shareholders of Bermuda companies generally do not have rights to take action against directors or officers of the company and may only do so in limited circumstances. Class actions and derivative actions are generally not available to shareholders under Bermuda law. The Bermuda courts, however, would ordinarily be expected to permit a shareholder to commence an action in the name of a company to remedy a wrong to the company where the act complained of is alleged to be beyond the corporate power of the company or illegal, or would result in the violation of the company’s memorandum of association or bye-laws. Furthermore, a Bermuda court would ordinarily be expected to permit a shareholder to commence an action that alleges a fraud against noncontrolling shareholders or, for instance, where an act requires the approval of a greater percentage of the company’s shareholders than that which actually approved it.
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

Our business is highly dependent on our ability to successfully execute a large number of transactions, many of which are complex. These processes are often subject to internal guidelines and policies and government regulation. A control system, no matter how well designed and operated, can provide only reasonable assurance that the control system’s objectives will be met. If controls are not effective, it could lead to unanticipated risk exposure or damage to our reputation and, consequently, could materially adversely affect our results of operations and financial condition.

Other Risks Related to White Mountains and its Subsidiaries

We may be unable to adequately maintain our systems and safeguard the security of our data, which could adversely impact our ability to operate our business and cause reputational harm and, consequently, could materially adversely affect our results of operations and financial condition.

Because our business and operations rely on secure and efficient information technology systems, we depend on our ability, and the ability of certain third parties including vendors and business partners, to access our computer systems to perform necessary functions such as providing quotes and product pricing, billing and processing transactions, administering claims and reporting our financial results. The functioning of these systems may be impacted by any number of events, including power outages, natural and manmade catastrophes and cyber attacks. In the event we are unable to access any of our systems, or any third-party system that we rely upon, our ability to operate our business effectively may be significantly impaired.
Our business also depends upon our ability to securely process, store, transmit and safeguard confidential and proprietary information that is in our possession. This information includes confidential information relating to our business, as well as personally identifiable information (“PII”) and protected health information (“PHI”) belonging to our employees, customers, claimants and business partners. Because our systems may be vulnerable to a variety of forms of unauthorized access that could result in a data breach, including hackers, computer viruses and other cyber attacks, as well as breaches that result from dishonest employees, errors by employees or lost or stolen computer devices, we may not be able to protect the confidentiality of such information.
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
Our computer systems have been and will continue to be the target of cyber attacks, although we are not aware that we have experienced a material cybersecurity breach. We are also not aware of any third-party vendor having experienced a material cybersecurity breach that impacted our data. The risk of a cyber attack may increase, and we may experience more significant attacks in the future.
The risks identified above could expose us to data breaches, disruptions of service, financial losses and significant increases in compliance costs and reputational harm. In addition, a data breach could subject us to legal liability or regulatory action under data protection and privacy laws and regulations enacted by federal, state and foreign governments or other regulatory bodies. As a result, our ability to conduct our business and our results of operations and financial condition could be materially adversely affected.

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

    We depend on our key personnel to manage our business effectively, and they may be difficult to replace, which could materially adversely affect our results of operations and financial condition.

Much of our competitive advantage is based on the expertise, experience and know-how of our key personnel. We do not have fixed term employment agreements with any of our key personnel, and the loss of one or more of these key personnel could materially adversely affect our results of operations and financial condition. Our success also depends on the ability to hire and retain additional personnel. Difficulty in hiring or retaining personnel could materially adversely affect our results of operations and financial condition.

Item 1B.  Unresolved Staff Comments

As of the date of this report, the Company had no unresolved comments from the Commission staff regarding its periodic or current reports under the Exchange Act.

Item 1C. Cybersecurity

Risk Management and Strategy

Identifying, assessing and managing cybersecurity risks is an important component of White Mountains’s overall enterprise risk management program. As with the management of risks generally, given our holding company structure, the management of cybersecurity risks involves coordination between the Company and its consolidated subsidiaries/affiliates.
The Company and each of its consolidated subsidiaries/affiliates are responsible for developing a cybersecurity program appropriate for their respective businesses. The design of these cybersecurity programs is informed by the ISO 27001 standards and the Center for Internet Security Critical Security Controls framework (“CISCSC”). This does not imply that these programs meet all specifications of ISO 27001 and CISCSC, but rather that we use them as a guide to help us identify, assess and manage cybersecurity risks relevant to our business. The cybersecurity programs developed by the Company and its consolidated subsidiaries/affiliates include, among other things, (i) advanced threat protection and detection systems; (ii) vulnerability scanning and testing of network defenses; (iii) user authentication, role-based access, and privileged access management; (iv) data encryption, loss prevention, backup and recovery mechanisms; (v) employee testing and training; (vi) technical and business team-focused incident response tabletop exercises; (vii) disaster recovery testing and (viii) security assessments of third-party service providers. White Mountains engages both its internal auditors and third-party information security experts to assist management in assessing the effectiveness of these cybersecurity programs.
Risks from cybersecurity threats may cause material disruptions to our operations and reputational harm, which could materially adversely affect our results of operations and financial condition. See Item 1.A Risk Factors, “We may be unable to adequately maintain our systems and safeguard the security of our data, which could adversely impact our ability to operate our business and cause reputational harm and, consequently, could materially adversely affect our results of operations and financial condition.” on page 38 for more information about these risks.

Governance

White Mountains’s Board of Directors has assigned oversight of the Company’s cybersecurity risk management to the Audit Committee. The Audit Committee receives periodic reports on White Mountains’s cybersecurity risks and any material cybersecurity incidents at the direction of White Mountains’s senior management. In addition, the Audit Committee receives reports addressing cybersecurity risks as part of the Company’s overall enterprise risk management program.
White Mountains’s Information Technology (“IT”) Steering Committee, which includes its Chief Information Security Officer, Chief Technology Officer and various members of senior management, as well as the senior IT leadership at each of its consolidated subsidiaries/affiliates are responsible for assessing and managing White Mountains’s cybersecurity risk. These individuals include IT and cybersecurity professionals with relevant education, including degrees and/or certifications, and prior work experience. These individuals also monitor the prevention, detection, mitigation and remediation of cybersecurity incidents as part of the cybersecurity programs described above.
Senior IT leadership at our consolidated subsidiaries/affiliates communicate information regarding cybersecurity risks to Company personnel through a variety of channels, including discussions between or among subsidiary/affiliate management and the Company, reports made to subsidiary/affiliate boards and direct updates to the Company’s senior management and/or IT Steering Committee.

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
HG Global’s, WM Outrigger Re’s and Ark’s headquarters are located in Hamilton, Bermuda. In addition, Ark maintains underwriting offices in London, England and Hamilton, Bermuda. BAM’s and Kudu’s headquarters are located in New York, New York.
The various offices and facilities of the consolidated Other Operating Businesses are owned or leased. Management considers its office facilities suitable and adequate for its current level of operations.

Item 3.  Legal Proceedings

None.

Item 4.  Mine Safety Disclosures

None.

AVAILABLE INFORMATION

The Company is subject to the informational reporting requirements of the Exchange Act. In accordance therewith, the Company files reports, proxy statements and other information with the SEC. These documents are available at www.sec.gov and www.whitemountains.com shortly after such material is electronically filed with or furnished to the SEC. In addition, the Company’s code of business conduct and ethics as well as the various charters governing the actions of certain of the Company’s Committees of its Board of Directors, including its Audit Committee and Compensation/Nominating & Governance Committee, are available at www.whitemountains.com.
The Company will provide to any shareholder, upon request and without charge, copies of these documents (excluding any applicable exhibits unless specifically requested). Written or telephone requests should be directed to the Corporate Secretary, White Mountains Insurance Group, Ltd., 26 Reid Street, Hamilton, HM 11 Bermuda, telephone number (441) 278-3160.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS (as of February 23, 2024)

Name	Position	Age	Executive Officer Since
G. Manning Rountree	Chief Executive Officer	51	2009
Liam P. Caffrey	Executive Vice President and Chief Financial Officer	51	2022
Michaela J. Hildreth	Managing Director and Chief Accounting Officer	56	2021
Robert L. Seelig	Executive Vice President and General Counsel	55	2002

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

PART II

Item 5.  Market for the Company’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

White Mountains’s common shares are listed on the New York Stock Exchange (symbol “WTM”) and the Bermuda Stock Exchange (symbol “WTM-BH”). As of February 21, 2024, there were 234 registered holders of White Mountains common shares, par value $1.00 per share. For information on securities authorized for issuance under the Company’s equity compensation plans, see “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” on page 99.
The following graph presents the five-year cumulative total return for a shareholder who invested $100 in common shares as of December 31, 2018, assuming re-investment of dividends. Cumulative returns for the five-year period ended December 31, 2023 are also shown for the Standard & Poor’s 500 Stocks Capitalization Weighted Index (“S&P 500”) and the Standard & Poor’s 500 Stocks (Property & Casualty) Capitalization Weighted Index (“S&P P&C”) for comparison.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
225
200
175
150
125
100
75
Index Value
2018
2019
2020
2021
2022
2023
WTM
S&P 500
S&P P&C

Purchases of Equity Securities by the Company
The following table provides information regarding common shares repurchased by the Company during the fourth quarter of 2023:

Months	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (1)
October 1 - October 31, 2023	—	$—	—	301,014
November 1 - November 30, 2023	—	$—	—	301,014
December 1 - December 31, 2023	—	$—	—	301,014
Total	—	$—	—	301,014
(1) White Mountains’s board of directors has authorized the Company to repurchase its common shares, from time to time, subject to market conditions. The repurchase authorizations do not have a stated expiration date.

Item 6.  Selected Financial Data

None.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains “forward-looking statements.” White Mountains intends statements that are not historical in nature, which are hereby identified as forward-looking statements, to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. White Mountains cannot promise that its expectations in such forward-looking statements will turn out to be correct. White Mountains’s actual results could be materially different from and worse than its expectations. See “FORWARD-LOOKING STATEMENTS” on page 95 for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements.
The following discussion also includes five non-GAAP financial measures: (i) adjusted book value per share, (ii) Kudu’s earnings before interest, taxes, depreciation and amortization (“EBITDA”), (iii) Kudu’s adjusted EBITDA, (iv) total consolidated portfolio returns excluding MediaAlpha and (v) adjusted capital, that have been reconciled from their most comparable GAAP financial measures on page 73. White Mountains believes these measures to be useful in evaluating White Mountains’s financial performance and condition.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

Overview—Year Ended December 31, 2023 versus Year Ended December 31, 2022
White Mountains ended 2023 with book value per share of $1,656 and adjusted book value per share of $1,704. During 2023, book value per share and adjusted book value per share both increased 14%, including dividends. Comprehensive income (loss) attributable to common shareholders was $511 million in 2023 compared to $788 million in 2022.
Results in 2023 were driven primarily by good results from White Mountains’s operating businesses and strong returns in the investment portfolio. Results in 2022 were driven primarily by the net gain of $876 million from the NSM Transaction. Results in the year ended December 31, 2023 also included $27 million of unrealized investment gains (losses) from White Mountains’s investment in MediaAlpha compared to $(93) million in the year ended December 31, 2022.
As of December 31, 2023, White Mountains’s undeployed capital was approximately $0.5 billion reflecting the Bamboo Transaction and redeployment to WM Outrigger Re.
In the HG Global/BAM segment, gross written premiums and MSC collected totaled $131 million in 2023 compared to $147 million in 2022. Total pricing was 84 basis points in 2023 compared to 91 basis points in 2022. BAM insured municipal bonds with par value of $15.6 billion in 2023 compared to $16.0 billion in 2022. BAM’s total claims paying resources were $1,501 million as of December 31, 2023 compared to $1,423 million as of December 31, 2022. In December 2023, BAM made a $27 million cash payment of principal and interest on the BAM Surplus Notes held by HG Global. In December 2022, BAM made a $36 million cash payment of principal and interest on the BAM Surplus Notes held by HG Global. In July 2023, Standard & Poor’s affirmed BAM’s “AA/stable” rating.
Ark’s combined ratio was 82% in both 2023 and 2022. The combined ratio in 2023 included two points of unfavorable prior year loss reserve development compared to six points of favorable prior year loss reserve development in 2022. The combined ratio for 2023 included two points of catastrophe losses, which included losses from Hurricane Idalia, the Maui wildfires, Hurricane Otis and various smaller events, compared to 13 points in 2022, driven primarily by losses from Hurricane Ian and the conflict in Ukraine. Ark reported gross written premiums of $1,898 million, net written premiums of $1,411 million and net earned premiums of $1,305 million in 2023 compared to gross written premiums of $1,452 million, net written premiums of $1,195 million and net earned premiums of $1,043 million in 2022. Ark reported pre-tax income of $249 million in 2023 compared to $95 million in 2022. In December 2023, AM Best affirmed Ark’s financial strength rating at “A/stable.” In the 2024 renewal period to date, Ark wrote gross written premiums in excess of $700 million, with risk adjusted rate change of 3%.
WM Outrigger Re’s combined ratio was 44% in 2023. WM Outrigger Re reported gross and net written premiums of $110 million, net earned premiums of $104 million and pre-tax income of $69 million in 2023. During the fourth quarter of 2023, White Mountains agreed to redeploy $130 million into Outrigger Re Ltd. for business written in the 2024 underwriting year.
Kudu reported total revenues of $177 million, pre-tax income of $137 million and adjusted EBITDA of $57 million in 2023 compared to total revenues of $119 million, pre-tax income of $89 million and adjusted EBITDA of $42 million in 2022. Total revenues and pre-tax income in 2023 included $71 million of net investment income and $106 million of net realized and unrealized investment gains compared to $54 million and $64 million in 2022.
Kudu deployed $172 million, including transaction costs, into seven asset management firms in 2023. As of December 31, 2023, Kudu had deployed $884 million into 25 asset and wealth management firms globally, including three that have been exited. As of December 31, 2023, the asset and wealth management firms have combined assets under management of approximately $104 billion, spanning a range of asset classes.

During the second quarter of 2023, White Mountains completed a tender offer to purchase 5.9 million additional shares of MediaAlpha at a purchase price of $10.00 per share. As of December 31, 2023, White Mountains owned 22.9 million shares of MediaAlpha, representing a 34.9% basic ownership interest (33.1% on a fully-diluted/fully-converted basis). As of December 31, 2023, MediaAlpha’s closing price was $11.15 per share, which increased from $9.95 per share as of December 31, 2022. The carrying value of White Mountains’s investment in MediaAlpha was $255 million as of December 31, 2023, which increased from $169 million as of December 31, 2022. Based on White Mountains’s ownership as of December 31, 2023, each $1.00 per share increase or decrease in the stock price of MediaAlpha will result in an approximate $9.00 per share increase or decrease in White Mountains’s book value per share and adjusted book value per share.
White Mountains’s total consolidated portfolio return on invested assets, both including and excluding White Mountains’s investment in MediaAlpha, was 11.4% in 2023. The total consolidated portfolio return included $27 million of net unrealized investment gains from White Mountains’s investment in MediaAlpha in 2023. Excluding MediaAlpha, investment returns in 2023 were driven primarily by net investment income and net realized and unrealized investment gains from the other long-term investments and fixed income portfolios.
White Mountains’s total consolidated portfolio return on invested assets was -1.6% in 2022, which included $93 million of net unrealized investment losses from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total consolidated portfolio return on invested assets was 0.3% in 2022. Excluding MediaAlpha, investment returns in 2022 were driven primarily by net investment income and net realized and unrealized gains from other long-term investments, which more than offset net unrealized investment losses in the fixed income portfolio due to rising interest rates.
During 2023, White Mountains repurchased and retired 24,165 of its common shares for $33 million at an average share price of $1,354.88, or 82% of White Mountains’s book value per share and 80% of White Mountains’s adjusted book value per share as of December 31, 2023.
On December 27, 2023, Bermuda enacted a 15% corporate income tax that will generally become effective on January 1, 2025. White Mountains expects to meet the requirements to be exempt from the Bermuda corporate income tax and the Pillar Two worldwide minimum tax until January 1, 2030. The Bermuda legislation also provides for an economic transition adjustment that will reduce future years’ taxable income. Under GAAP, this economic transition adjustment was required to be recognized as a net deferred tax asset as of December 31, 2023. Accordingly, White Mountains’s net income for 2023 included a net deferred tax benefit of $68 million, of which $51 million was recorded at Ark and $17 million was recorded at HG Global. This tax benefit increased both book value per share and adjusted book value per share by approximately $14, net of noncontrolling interest and the impact on the fair value of Ark’s contingent consideration.

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
During 2022, White Mountains repurchased and retired 461,256 of its common shares for $616 million at an average share price of $1,335.11, or 92% of White Mountains’s book value per share and 89% of White Mountains’s adjusted book value per share as of December 31, 2022. As of December 31, 2022, White Mountains’s undeployed capital was approximately $0.9 billion.

In the HG Global/BAM segment, gross written premiums and MSC collected totaled $147 million in 2022 compared to $118 million in 2021. Total pricing was 91 basis points in 2022 compared to 67 basis points in 2021. BAM insured municipal bonds with par value of $16.0 billion in 2022 compared to $17.5 billion in 2021. During 2022, BAM completed an assumed reinsurance transaction to insure municipal bonds with a par value of $43 million. During 2021, BAM completed an assumed reinsurance transaction to insure municipal bonds with a par value of $806 million. BAM’s total claims paying resources were $1,423 million as of December 31, 2022 compared to $1,192 million as of December 31, 2021. During 2022 and 2021, BAM completed reinsurance agreements with Fidus Re that increased BAM’s claims paying resources by $150 million in each year. In December 2022, BAM made a $36 million cash payment of principal and interest on the BAM Surplus Notes held by HG Global. In December 2021, BAM made a $34 million cash payment of principal and interest on the BAM Surplus Notes held by HG Global. In June 2022, Standard & Poor’s affirmed BAM’s “AA/stable” rating.
Ark’s combined ratio was 82% in 2022 compared to 87% in 2021. The combined ratio in 2022 included six points of favorable prior year loss reserve development compared to three points in 2021. The combined ratio for 2022 included 13 points of catastrophe losses compared to 10 points in 2021. Catastrophe losses in 2022 included $45 million related to the conflict in Ukraine and $44 million related to Hurricane Ian on a net basis after reinstatement premiums. Ark reported gross written premiums of $1,452 million, net written premiums of $1,195 million and net earned premiums of $1,043 million in 2022 compared to gross written premiums of $1,059 million, net written premiums of $859 million and net earned premiums of $637 million in 2021. Ark reported pre-tax income of $95 million in 2022 compared to $53 million in 2021, which reflected $25 million of transaction expenses related to the Ark Transaction. In December 2022, AM Best affirmed Ark’s financial strength rating at “A/stable.” In the January 2023 renewal season, Ark wrote gross written premiums in excess of $575 million, with risk adjusted rate change of 15%.
During the fourth quarter of 2022, White Mountains invested $205 million into Outrigger Re Ltd., a newly-formed Bermuda special purpose insurer that provided reinsurance protection on a portion of Ark’s Bermuda global property catastrophe portfolio written in the 2023 underwriting year.
Kudu reported total revenues of $119 million, pre-tax income of $89 million and adjusted EBITDA of $42 million in 2022 compared to total revenues of $134 million, pre-tax income of $108 million and adjusted EBITDA of $33 million in 2021. Total revenues and pre-tax income in 2022 included $54 million of net investment income and $64 million of net realized and unrealized investment gains compared to $44 million and $90 million in 2021. Kudu deployed $101 million, including transaction costs, into five asset management firms in 2022. As of December 31, 2022, Kudu had deployed $713 million into 20 asset and wealth management firms globally, including two that have been exited. As of December 31, 2022, the asset and wealth management firms have combined assets under management of approximately $74 billion, spanning a range of asset classes.
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
White Mountains’s total consolidated portfolio return on invested assets was -1.6% in 2022, which included $93 million of net unrealized investment losses from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total consolidated portfolio return on invested assets was 0.3% in 2022. Excluding MediaAlpha, investment returns in 2022 were driven primarily by net investment income and net realized and unrealized gains from other long-term investments, which more than offset net unrealized investment losses in the fixed income portfolio due to rising interest rates.
White Mountains’s total consolidated portfolio return on invested assets was -3.4% in 2021, which included $380 million of net realized and unrealized investment losses from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total consolidated portfolio return on invested assets was 6.4% in 2021. Excluding MediaAlpha, investment returns in 2021 were driven primarily by net investment income and net unrealized gains from other long-term investments.

Adjusted Book Value Per Share

The following table presents White Mountains’s adjusted book value per share, a non-GAAP financial measure, as of December 31, 2023, 2022 and 2021 and reconciles this non-GAAP measure from book value per share, the most comparable GAAP measure. See “NON-GAAP FINANCIAL MEASURES” on page 73.

	December 31,
	2023	2022	2021
Book value per share numerators (in millions):
White Mountains’s common shareholders’ equity - GAAP book value per share numerator	$4,240.5	$3,746.9	$3,548.1
HG Global’s unearned premium reserve (1)	265.4	242.1	214.6
HG Global’s net deferred acquisition costs (1)	(76.5)	(69.0)	(60.8)
Time-value of money discount on expected future payments on the BAM Surplus Notes (1)	(87.9)	(95.1)	(125.9)
Adjusted book value per share numerator	$4,341.5	$3,824.9	$3,576.0
Book value per share denominators (in thousands of shares):
Common shares outstanding - GAAP book value per share denominator	2,560.5	2,572.1	3,017.8
Unearned restricted common shares	(12.4)	(14.1)	(13.7)
Adjusted book value per share denominator	2,548.1	2,558.0	3,004.1
GAAP book value per share	$1,656.14	$1,456.74	$1,175.73
Adjusted book value per share	$1,703.82	$1,495.28	$1,190.39
Year-to-date dividends paid per share	$1.00	$1.00	$1.00
(1) Amounts reflect White Mountains’s preferred share ownership in HG Global of 96.9%.

Goodwill and Other Intangible Assets

The following table presents goodwill and other intangible assets that are included in White Mountains’s adjusted book value as of December 31, 2023, 2022 and 2021:

	December 31,
Millions	2023	2022	2021
Goodwill:
Ark	$116.8	$116.8	$116.8
Kudu	7.6	7.6	7.6
Other Operations	44.4	52.1	17.9
Total goodwill	168.8	176.5	142.3
Other intangible assets:
Ark	175.7	175.7	175.7
Kudu	.7	1.0	1.3
Other Operations	25.4	39.1	21.2
Total other intangible assets	201.8	215.8	198.2
Total goodwill and other intangible assets (1)	370.6	392.3	340.5
Total goodwill and other intangible assets attributed to noncontrolling interests (2)	(94.9)	(102.7)	(91.8)
Total goodwill and other intangible assets included in White Mountains’s common shareholders’ equity	$275.7	$289.6	$248.7
(1) See Note 4 — “Goodwill and Other Intangible Assets” on page F-31 for details of other intangible assets.
(2) Amounts reflect the basic ownership percentage of the noncontrolling shareholders.

Summary of Consolidated Results

The following table presents White Mountains’s consolidated financial results by industry for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
Millions	2023	2022	2021
Revenues:
Financial Guarantee revenues	$92.4	$(46.4)	$23.0
P&C Insurance and Reinsurance revenues	1,557.8	1,009.5	668.5
Asset Management revenues	177.1	118.5	134.0
Other Operations revenues	339.4	76.3	(211.1)
Total revenues	2,166.7	1,157.9	614.4
Expenses:
Financial Guarantee expenses	94.0	88.6	65.4
P&C Insurance and Reinsurance expenses	1,240.3	914.4	615.6
Asset Management expenses	40.6	29.7	26.5
Other Operations expenses	226.4	274.6	180.5
Total expenses	1,601.3	1,307.3	888.0
Pre-tax income (loss)
Financial Guarantee pre-tax income (loss)	(1.6)	(135.0)	(42.4)
P&C Insurance and Reinsurance pre-tax income (loss)	317.5	95.1	52.9
Asset Management, pre-tax income (loss)	136.5	88.8	107.5
Other Operations pre-tax income (loss)	113.0	(198.3)	(391.6)
Total pre-tax income (loss) from continuing operations	565.4	(149.4)	(273.6)
Income tax (expense) benefit	15.5	(41.4)	(44.4)
Net income (loss) from continuing operations	580.9	(190.8)	(318.0)
Net income (loss) from discontinued operations, net of tax - NSM Group	—	16.4	(22.6)
Net gain (loss) from sale of discontinued operations, net of tax - NSM Group	—	886.8	—
Net gain (loss) from sale of discontinued operations, net of tax - Sirius Group	—	—	18.7
Net income (loss)	580.9	712.4	(321.9)
Net (income) loss attributable to noncontrolling interests	(71.7)	80.4	46.5
Net income (loss) attributable to White Mountains’s common shareholders	509.2	792.8	(275.4)
Other comprehensive income (loss), net of tax	2.4	(3.8)	1.7
Other comprehensive income (loss) from discontinued operations, net of tax - NSM Group	—	(5.2)	.2
Net gain (loss) from foreign currency translation from sale of discontinued operations, net of tax - NSM Group	—	2.9	—
Comprehensive income (loss)	511.6	786.7	(273.5)
Other comprehensive (income) loss attributable to noncontrolling interests	(.5)	.9	.2
Comprehensive income (loss) attributable to White Mountains’s common shareholders	$511.1	$787.6	$(273.3)

I. SUMMARY OF OPERATIONS BY SEGMENT

As of December 31, 2023, White Mountains conducted its operations through three segments: (1) HG Global/BAM, (2) Ark/WM Outrigger and (3) Kudu, with our remaining operating businesses, holding companies and other assets included in Other Operations. White Mountains has made its segment determination based on consideration of the following criteria: (i) the nature of the business activities of each of the Company’s subsidiaries and affiliates; (ii) the manner in which the Company’s subsidiaries and affiliates are organized; (iii) the existence of primary managers responsible for specific subsidiaries and affiliates; and (iv) the organization of information provided to the Company’s chief operating decision makers and its Board of Directors. Significant intercompany transactions among White Mountains’s segments have been eliminated herein. White Mountains’s segment information is presented in Note 15 — “Segment Information” on page F-63 to the Consolidated Financial Statements.
During the fourth quarter of 2022, Ark sponsored the formation of Outrigger Re Ltd. to provide reinsurance protection on Ark’s Bermuda global property catastrophe excess of loss portfolio written in the 2023 underwriting year. During the fourth quarter of 2023, Ark renewed Outrigger Re Ltd. for the 2024 underwriting year. White Mountains consolidates its segregated account of Outrigger Re Ltd., WM Outrigger Re, in its financial statements. WM Outrigger Re’s quota share reinsurance agreement with GAIL eliminates in White Mountains’s consolidated financial statements. WM Outrigger Re exclusively provides reinsurance protection to Ark. As a result, WM Outrigger Re was aggregated with Ark within the Ark/WM Outrigger segment starting in 2023. See Note 2 — “Significant Transactions.”
As a result of the NSM Transaction, the results of operations for NSM, previously reported as a segment, have been classified as discontinued operations in the statements of operations and comprehensive income through the closing of the transaction in 2022. See Note 20 — “Held for Sale and Discontinued Operations” on page F-70.
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

HG Global/BAM

The following tables present the components of pre-tax income (loss) included in the HG Global/BAM segment related to the consolidation of HG Global, which includes HG Re and its other wholly-owned subsidiaries, and BAM for the years ended December 31, 2023, 2022 and 2021:

	December 31, 2023
Millions	HG Global	BAM	Eliminations	Total
Direct written premiums	$—	$58.6	$—	$58.6
Assumed written premiums	50.1	—	(50.1)	—
Gross written premiums	50.1	58.6	(50.1)	58.6
Ceded written premiums	—	(50.1)	50.1	—
Net written premiums	$50.1	$8.5	$—	$58.6
Earned insurance and reinsurance premiums	$26.0	$5.2	$—	$31.2
Net investment income (loss)	17.1	14.6	—	31.7
Net investment income (loss) – BAM Surplus Notes	26.2	—	(26.2)	—
Net realized and unrealized investment gains (losses)	13.6	13.0	—	26.6
Other revenues	—	2.9	—	2.9
Total revenues	82.9	35.7	(26.2)	92.4
Insurance and reinsurance acquisition expenses	7.4	1.2	—	8.6
General and administrative expenses	2.8	66.1	—	68.9
Interest expense (1)	17.0	—	—	17.0
Interest expense – BAM Surplus Notes	—	26.2	(26.2)	—
Total expenses	27.2	93.5	(26.2)	94.5
Pre-tax income (loss)	$55.7	$(57.8)	$—	$(2.1)
Supplemental information:
MSC collected (2)	$—	$72.8	$—	$72.8
(1) Amount includes $0.5 of intercompany interest expense that is eliminated in White Mountains’s consolidated financial statements. For segment reporting, HG Global’s intercompany interest expense included within the HG Global/BAM segment is eliminated against the offsetting intercompany interest income included within Other Operations.
(2) MSC collected are recorded directly to BAM’s equity, which is recorded as noncontrolling interest on White Mountains’s balance sheet.

	December 31, 2022
Millions	HG Global	BAM	Eliminations	Total
Direct written premiums	$—	$63.8	$—	$63.8
Assumed written premiums	55.9	1.3	(55.9)	1.3
Gross written premiums	55.9	65.1	(55.9)	65.1
Ceded written premiums	—	(55.9)	55.9	—
Net written premiums	$55.9	$9.2	$—	$65.1

Earned insurance and reinsurance premiums	$27.5	$5.8	$—	$33.3
Net investment income (loss)	10.3	11.2	—	21.5
Net investment income (loss) - BAM Surplus Notes	11.7	—	(11.7)	—
Net realized and unrealized investment gains (losses)	(52.5)	(53.3)	—	(105.8)
Other revenues	.5	4.1	—	4.6
Total revenues	(2.5)	(32.2)	(11.7)	(46.4)
Insurance and reinsurance acquisition expenses	9.3	1.9	—	11.2
General and administrative expenses	2.8	66.3	—	69.1
Interest expense	8.3	—	—	8.3
Interest expense - BAM Surplus Notes	—	11.7	(11.7)	—
Total expenses	20.4	79.9	(11.7)	88.6
Pre-tax income (loss)	$(22.9)	$(112.1)	$—	$(135.0)
Supplemental information:
MSC collected (1)	$—	$81.4	$—	$81.4
(1) MSC collected are recorded directly to BAM’s equity, which is recorded as noncontrolling interest on White Mountains’s balance sheet.

	December 31, 2021
Millions	HG Global	BAM	Eliminations	Total
Direct written premiums	$—	$51.0	$—	$51.0
Assumed written premiums	47.6	4.6	(47.6)	4.6
Gross written premiums	47.6	55.6	(47.6)	55.6
Ceded written premiums	—	(47.6)	47.6	—
Net written premiums	$47.6	$8.0	$—	$55.6

Earned insurance and reinsurance premiums	$22.2	$4.7	$—	$26.9
Net investment income (loss)	7.2	10.3	—	17.5
Net investment income (loss) - BAM Surplus Notes	12.0	—	(12.0)	—
Net realized and unrealized investment gains (losses)	(13.7)	(9.2)	—	(22.9)
Other revenues	.5	1.0	—	1.5
Total revenues	28.2	6.8	(12.0)	23.0
Insurance and reinsurance acquisition expenses	5.7	2.6	—	8.3
General and administrative expenses	2.0	55.1	—	57.1
Interest expense - BAM Surplus Notes	—	12.0	(12.0)	—
Total expenses	7.7	69.7	(12.0)	65.4
Pre-tax income (loss)	$20.5	$(62.9)	$—	$(42.4)
Supplemental information:
MSC collected (1)	$—	$62.2	$—	$62.2
(1) MSC collected are recorded directly to BAM’s equity, which is recorded as noncontrolling interest on White Mountains’s balance sheet.

HG Global/BAM Results—Year Ended December 31, 2023 versus Year Ended December 31, 2022
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
Gross written premiums and MSC collected in the HG Global/BAM segment totaled $131 million and $147 million in 2023 and 2022. BAM insured $15.6 billion of municipal bonds, $13.0 billion of which were in the primary market, in 2023 compared to $16.0 billion of municipal bonds, $12.2 billion of which were in the primary market, in 2022. During 2022, BAM completed an assumed reinsurance transaction to insure municipal bonds with a par value of $43 million. During 2023, demand remained strong for insured bonds in the primary market, as insured penetration in the primary market was 8.8% compared to 8.0% in 2022. The decrease in gross written premiums and MSC collected in 2023 compared to 2022 was driven by (i) a decrease in secondary market activity, down from record levels in 2022 amidst interest rate volatility, as well as (ii) lower pricing in the primary market.
Total pricing, which reflects both gross written premiums and MSC, decreased to 84 basis points in 2023 compared to 91 basis points in 2022. The decrease in total pricing was driven primarily by lower pricing in the primary market and a decrease in secondary market par insured, which was partially offset by higher pricing in the secondary market in 2023 compared to 2022. Pricing in the primary market decreased to 63 basis points in 2023 compared to 69 basis points in 2022, driven primarily by a decrease in credit spreads for municipal bonds. Pricing in the secondary and assumed reinsurance markets, which is more transaction-specific than pricing in the primary market, increased to 189 basis points in 2023 compared to 163 basis points in 2022.
The following table presents the gross par value of primary and secondary market policies issued, the gross par value of assumed reinsurance, the gross written premiums and MSC collected and total pricing for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
$ in Millions	2023	2022

Gross par value of primary market policies issued	$12,964.6	$12,169.7
Gross par value of secondary market policies issued	2,659.4	3,824.2
Gross par value of assumed reinsurance	—	42.5
Total gross par value of market policies issued	$15,624.0	$16,036.4
Gross written premiums	$58.6	$65.1
MSC collected	72.8	81.4
Total gross written premiums and MSC collected	$131.4	$146.5
Total pricing	84 bps	91 bps

HG Global reported pre-tax income (loss) of $56 million in 2023 compared to $(23) million in 2022. The change in pre-tax income (loss) was driven primarily by net realized and unrealized investment gains (losses) in the HG Global fixed income portfolio in 2023 compared to 2022 driven by the movement of interest rates. HG Global’s results in 2023 included $26 million of interest income on the BAM Surplus Notes compared to $12 million in 2022, as the interest rate increased to 7.7% in 2023 from 3.2% in 2022. HG Global’s results in 2023 also included a $17 million net deferred tax benefit related to the Bermuda economic transition adjustment.
BAM is a mutual insurance company that is owned by its members. BAM’s results are consolidated into White Mountains’s GAAP financial statements and attributed to noncontrolling interests. White Mountains reported pre-tax loss from BAM of $58 million in 2023 compared to $112 million in 2022. The decrease in pre-tax loss was driven primarily by net realized and unrealized investment gains (losses) in the BAM fixed income portfolio in 2023 compared to 2022 driven by the movement of interest rates. BAM’s results included $26 million of interest expense on the BAM Surplus Notes and $66 million of general and administrative expenses in 2023 compared to $12 million of interest expense on the BAM Surplus Notes and $66 million of general and administrative expenses in 2022.

In December 2023, BAM made a $27 million cash payment of principal and interest on the BAM Surplus Notes held by HG Global. Of this payment, $18 million was a repayment of principal held in the Supplemental Trust, $2 million was a payment of accrued interest held in the Supplemental Trust and $7 million was a payment of accrued interest held outside the Supplemental Trust.
In December 2022, BAM made a $36 million cash payment of principal and interest on the BAM Surplus Notes held by HG Global. Of this payment, $25 million was a repayment of principal held in the Supplemental Trust, $1 million was a payment of accrued interest held in the Supplemental Trust and $10 million was a payment of accrued interest held outside the Supplemental Trust.
As of December 31, 2023, White Mountains’s debt service model indicated that the BAM Surplus Notes would be fully repaid approximately five years prior to final maturity, which is generally consistent with the results of the update of the debt service model as of December 31, 2022.

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

HG Global reported pre-tax income (loss) of $(23) million in 2022 compared to $21 million in 2021. The change in pre-tax income (loss) was driven primarily by higher net realized and unrealized investment losses on the HG Global fixed income portfolio in 2022 compared to 2021, as interest rates increased significantly. HG Global’s results in 2022 and 2021 both included $12 million of interest income on the BAM Surplus Notes.

On April 29, 2022, HG Global received the proceeds of a $150 million, 10-year term loan credit facility. In turn, on May 2, 2022, HG Global paid a $120 million cash dividend to shareholders, of which $116 million was paid to White Mountains.
BAM is a mutual insurance company that is owned by its members. BAM’s results are consolidated into White Mountains’s GAAP financial statements and attributed to noncontrolling interests. White Mountains reported pre-tax loss from BAM of $112 million in 2022 compared to $63 million in 2021. The increase in the pre-tax loss was driven primarily by higher net unrealized investment losses on the BAM fixed income portfolio in 2022 compared to 2021, as interest rates increased significantly. BAM’s results included $12 million of interest expense on the BAM Surplus Notes and $66 million of general and administrative expenses in 2022 compared to $12 million of interest expense on the BAM Surplus Notes and $55 million of general and administrative expenses in 2021. The increase in general and administrative expenses was driven primarily by higher incentive compensation costs.
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

Claims Paying Resources
BAM’s claims paying resources represent the capital and other financial resources that BAM has available to pay claims and, as such, is a key indication of BAM’s financial strength.
BAM’s claims paying resources were $1,501 million as of December 31, 2023 compared to $1,423 million as of December 31, 2022 and $1,192 million as of December 31, 2021. The increase in claims paying resources was driven primarily by the Fidus Re 2022 Agreement and increases in the statutory value of the collateral trusts resulting from positive cash flow from operations, partially offset by the portion of cash payments on the BAM surplus notes related to accrued interest held outside the Supplemental Trust.
The following table presents BAM’s total claims paying resources on a statutory basis as of December 31, 2023, 2022 and 2021:

Millions	December 31, 2023	December 31, 2022	December 31, 2021
Policyholders’ surplus	$269.3	$283.4	$298.1
Contingency reserve	136.2	118.2	101.8
Qualified statutory capital	405.5	401.6	399.9
Statutory net unearned premiums	60.7	55.3	49.5
Present value of future installment premiums and MSC	10.9	13.3	13.8
HG Re Collateral Trusts at statutory value	623.5	553.1	478.9
Fidus Re collateral trusts at statutory value	400.0	400.0	250.0
Claims paying resources	$1,500.6	$1,423.3	$1,192.1

HG Global/BAM Balance Sheets
The following tables present amounts from HG Global, which includes HG Re and its other wholly-owned subsidiaries, and BAM that are contained within White Mountains’s consolidated balance sheet as of December 31, 2023 and 2022:

	December 31, 2023
Millions	HG Global	BAM	Eliminations and Segment Adjustment	Total Segment
Assets
Fixed maturity investments, at fair value	$573.3	$439.0	$—	$1,012.3
Short-term investments, at fair value	42.7	27.9	—	70.6
Total investments	616.0	466.9	—	1,082.9
Cash	3.2	3.5	—	6.7
BAM Surplus Notes	322.2	—	(322.2)	—
Accrued interest receivable on BAM Surplus Notes	174.5	—	(174.5)	—
Insurance premiums receivable	3.4	5.5	(3.4)	5.5
Deferred acquisition costs	79.0	40.1	(79.0)	40.1
Other assets	23.0	14.0	(.2)	36.8
Total assets	$1,221.3	$530.0	$(579.3)	$1,172.0
Liabilities
BAM Surplus Notes (1)	$—	$322.2	$(322.2)	$—
Accrued interest payable on BAM Surplus Notes (2)	—	174.5	(174.5)	—
Preferred dividends payable to White Mountains (3)	399.8	—	—	399.8
Preferred dividends payable to noncontrolling interests	14.7	—	—	14.7
Unearned insurance premiums	273.9	51.9	—	325.8
Debt	146.9	—	—	146.9
Intercompany debt (4)	4.0	—	—	4.0
Accrued incentive compensation	1.6	25.6	—	27.2
Other liabilities	4.1	95.6	(82.6)	17.1
Total liabilities	845.0	669.8	(579.3)	935.5
Equity
White Mountains’s common shareholders’ equity (3)	375.5	—	—	375.5
Noncontrolling interests	.8	(139.8)	—	(139.0)
Total equity	376.3	(139.8)	—	236.5
Total liabilities and equity	$1,221.3	$530.0	$(579.3)	$1,172.0
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
The following tables presents the components of pre-tax income (loss) included in the Ark/WM Outrigger segment for the years ended December 31, 2023, 2022 and 2021:

	Year End December 31,
	2023				2022	2021
Millions	Ark	WM Outrigger Re	Eliminations	Total	Ark	Ark
Direct written premiums	$931.9	$—	$—	$931.9	$760.4	$619.5
Assumed written premiums	966.5	110.0	(110.0)	966.5	691.6	439.2
Gross written premiums	1,898.4	110.0	(110.0)	1,898.4	1,452.0	1,058.7
Ceded written premiums	(487.5)	—	110.0	(377.5)	(256.8)	(199.6)
Net written premiums	$1,410.9	$110.0	$—	$1,520.9	$1,195.2	$859.1

Earned insurance premiums	$1,305.4	$104.3	$—	$1,409.7	$1,043.4	$637.3
Net investment income	50.4	11.0	—	61.4	16.3	2.9
Net realized and unrealized investment gains (losses)	85.9	—	—	85.9	(55.2)	16.5
Other revenues	.8	—	—	.8	5.0	11.8
Total revenues	1,442.5	115.3	—	1,557.8	1,009.5	668.5
Losses and LAE	711.2	15.6	—	726.8	536.4	314.8
Acquisition expenses	251.0	30.5	—	281.5	239.4	178.0
General and administrative expenses - other underwriting	113.6	—	—	113.6	78.7	64.6
General and administrative expenses - all other	48.1	.3	—	48.4	27.5	45.4
Change in fair value of contingent consideration	48.7	—	—	48.7	17.3	5.5
Interest expense	21.3	—	—	21.3	15.1	7.3
Total expenses	1,193.9	46.4	—	1,240.3	914.4	615.6
Pre-tax income (loss)	$248.6	$68.9	$—	$317.5	$95.1	$52.9

Combined Ratio
The following table presents the Ark/WM Outrigger segment’s insurance premiums, insurance expenses and insurance ratios for year ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023				2022	2021
$ in Millions	Ark	WM Outrigger Re	Eliminations	Total	Ark
Insurance premiums:
Gross written premiums	$1,898.4	$110.0	$(110.0)	$1,898.4	$1,452.0	$1,058.7
Net written premiums	$1,410.9	$110.0	$—	$1,520.9	$1,195.2	$859.1
Net earned premiums	$1,305.4	$104.3	$—	$1,409.7	$1,043.4	$637.3

Insurance expenses:
Loss and loss adjustment expenses	$711.2	$15.6	$—	$726.8	$536.4	$314.8
Acquisition expenses	251.0	30.5	—	281.5	239.4	178.0
Other underwriting expenses (1)	113.6	—	—	113.6	78.7	64.6
Total insurance expenses	$1,075.8	$46.1	$—	$1,121.9	$854.5	$557.4

Insurance ratios:
Loss and loss adjustment expense	54.5%	15.0%	—%	51.6%	51.4%	49.4%
Acquisition expense	19.2	29.2	—	20.0	22.9	27.9
Other underwriting expense	8.7	—	—	8.0	7.5	10.1
Combined Ratio	82.4%	44.2%	—%	79.6%	81.8%	87.4%
(1) Included within general and administrative expenses.

For the years of account subsequent to the Ark Transaction, Ark is no longer using TPC Providers to provide underwriting capital for the Syndicates. During the first quarter of 2023, an RITC agreement was executed such that the outstanding loss and LAE reserves for claims arising out of the 2020 year of account, for which the TPC Providers’ participation in the total net results of the Syndicates was 43%, were reinsured into the 2021 year of account, for which the TPC Providers’ participation in the total net results of the Syndicates was 0%. Captions within Ark’s results of operations for the years ended December 31, 2022 and 2021 are shown net of amounts relating to TPC Providers’ share of the Syndicates’ results, including investment results.

Ark/WM Outrigger Results—Year Ended December 31, 2023 versus Year Ended December 31, 2022
Ark/WM Outrigger segment’s combined ratio was 80% for the year ended December 31, 2023. The Ark/WM Outrigger segment reported gross written premiums of $1,898 million, net written premiums of $1,521 million and net earned premiums of $1,410 million in 2023. The Ark/WM Outrigger segment reported pre-tax income of $318 million in 2023.
Ark’s combined ratio was 82% in both 2023 and 2022. The combined ratio for 2023 included two points of catastrophe losses, which included losses from Hurricane Idalia, the Maui wildfires, Hurricane Otis and various smaller events, compared to 13 points of catastrophe losses in 2022, driven primarily by losses from the conflict in Ukraine and Hurricane Ian. The combined ratio for 2023 included two points of net unfavorable prior year loss reserve development, driven primarily by unfavorable loss reserve development in the property and accident & health reserving line of business including Hurricane Ian, Winter Storm Elliott and a power outage claim, partially offset by favorable prior year loss reserve development within the specialty and casualty–runoff reserving lines of business. This compared to six points of net favorable prior year loss reserve development in 2022, driven primarily by the property and accident & health, specialty and marine & energy reserving lines of business, predominantly from business underwritten in London.
Ark reported gross written premiums of $1,898 million, net written premiums of $1,411 million and net earned premiums of $1,305 million in 2023, compared to gross written premiums of $1,452 million, net written premiums of $1,195 million and net earned premiums of $1,043 million in 2022.

Ark reported pre-tax income of $249 million in 2023 compared to $95 million in 2022. Ark’s results included net realized and unrealized investment gains (losses) of $86 million in 2023, driven primarily by net unrealized investment gains on other long-term investments, fixed maturity investments and common equity securities, compared to $(55) million in 2022, driven primarily by net unrealized investment losses on fixed income securities and the impact of foreign currency on its investment portfolio. Ark’s results in 2023 also included a $51 million net deferred tax benefit related to the Bermuda economic transition adjustment. Ark’s results in 2023 also included $49 million for the increase in the fair value of its contingent consideration compared to $17 million in 2022.
Ark has exposure to the ongoing war in Gaza, primarily through its specialty (political risk/violence), marine & energy and accident & health lines of business. At this time, Ark has had negligible claims and does not expect losses from the war to have a material impact on its results of operations or financial condition. However, losses could increase depending upon the scope and duration of the war.
WM Outrigger Re’s combined ratio was 44% in 2023. The combined ratio benefited from a lack of major catastrophe losses in 2023. Losses included $16 million for smaller events such as the Maui wildfires, Hurricane Idalia and Typhoon Doksuri. WM Outrigger Re reported gross and net written premiums of $110 million and net earned premiums of $104 million in 2023. Premium levels were supported by the strong rate environment in property reinsurance. WM Outrigger Re reported pre-tax income of $69 million in 2023.

Ark/WM Outrigger Results—Year Ended December 31, 2022 versus Year Ended December 31, 2021
Ark’s combined ratio was 82% in 2022 compared to 87% in 2021. The combined ratio for 2022 included 13 points of catastrophe losses, driven primarily by losses from the conflict in Ukraine and Hurricane Ian, compared to 10 points of catastrophe losses in 2021, driven primarily by Hurricane Ida, Winter Storm Uri and European floods. Catastrophe losses for 2022 included $45 million related to the conflict in Ukraine and $44 million related to Hurricane Ian on a net basis after reinstatement premiums. The combined ratio for 2022 included six points of net favorable prior year loss reserve development, driven primarily by the property and accident & health, specialty and marine & energy reserving lines of business, predominantly from business underwritten in London. This compared to three points of net favorable prior year loss reserve development in 2021, driven primarily by the property and accident & health reserving line of business.
Ark reported gross written premiums of $1,452 million, net written premiums of $1,195 million and net earned premiums of $1,043 million in 2022 compared to gross written premiums of $1,059 million, net written premiums of $859 million and net earned premiums of $637 million in 2021. Premium growth at Ark was supported by favorable market conditions across most classes with general inflationary concerns and market capacity constraints, along with the ongoing conflict in Ukraine, driving positive rate momentum.
Ark reported pre-tax income of $95 million in 2022 compared to $53 million in 2021. Ark’s pre-tax income for 2022 included $55 million of net realized and unrealized investment losses, driven primarily by net unrealized losses on fixed income securities and the impact of foreign currency on its investment portfolio, compared to $17 million of net realized and unrealized investment gains in 2021. Ark’s results in 2022 also included $17 million for the increase in the fair value of its contingent consideration compared to $6 million in 2021.

Gross Written Premiums
Ark’s gross written premiums increased 31% to $1,898 million in 2023 compared to 2022, with risk adjusted rate change of 15%. The increase in gross written premiums was driven primarily by the property line of business for both insurance and reinsurance across London and Bermuda, reflecting the rate environment and additional capacity provided by Outrigger Re Ltd., as well as the specialty and marine & energy lines of business. The risk adjusted rate change on the Outrigger Re Ltd. portfolio of global property reinsurance was 33% in 2023. The following table presents Ark’s gross written premiums by line of business for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
Millions	2023	2022	2021
Property	$917.0	$605.0	$438.4
Specialty	436.6	380.1	256.7
Marine & Energy	375.7	315.1	242.2
Casualty	98.7	85.4	54.4
Accident & Health	70.4	66.4	67.0
Total Gross Written Premium	$1,898.4	$1,452.0	$1,058.7

Ark/WM Outrigger Balance Sheets
The following tables present amounts from Ark and WM Outrigger Re that are contained within White Mountains’s consolidated balance sheet as of December 31, 2023 and 2022:

	December 31, 2023
Millions	Ark	WM Outrigger Re	Eliminations and Segment Adjustments	Total
Assets
Fixed maturity investments, at fair value	$866.8	$—	$—	$866.8
Common equity securities, at fair value	400.6	—	—	400.6
Short-term investments, at fair value	697.5	265.3	—	962.8
Other long-term investments	440.9	—	—	440.9
Total investments	2,405.8	265.3	—	2,671.1
Cash	90.2	.3	—	90.5
Reinsurance recoverables	463.3	—	(21.3)	442.0
Insurance premiums receivable	612.2	27.7	(27.7)	612.2
Deferred acquisition costs	144.3	1.0	—	145.3
Goodwill and other intangible assets	292.5	—	—	292.5
Other assets	125.0	—	—	125.0
Total assets	$4,133.3	$294.3	$(49.0)	$4,378.6
Liabilities
Loss and loss adjustment expense reserves	$1,605.1	$15.6	$(15.6)	$1,605.1
Unearned insurance premiums	743.6	5.7	(5.7)	743.6
Debt	185.5	—	—	185.5
Reinsurance payable	108.8	—	(27.7)	81.1
Contingent consideration	94.0	—	—	94.0
Other liabilities	166.8	—	—	166.8
Total liabilities	2,903.8	21.3	(49.0)	2,876.1
Equity
White Mountains’s common shareholders’ equity	892.6	273.0	—	1,165.6
Noncontrolling interests	336.9	—	—	336.9
Total equity	1,229.5	273.0	—	1,502.5
Total liabilities and equity	$4,133.3	$294.3	$(49.0)	$4,378.6

	December 31, 2022
Millions	Ark	WM Outrigger Re (1)	Eliminations and Segment Adjustments	Total
Assets
Fixed maturity investments, at fair value	$772.8	$—	$—	$772.8
Common equity securities, at fair value	334.6	—	—	334.6
Short-term investments, at fair value	280.9	203.7	—	484.6
Other long-term investments	373.6	—	—	373.6
Total investments	1,761.9	203.7	—	1,965.6
Cash	100.0	1.5	—	101.5
Reinsurance recoverables	595.3	—	—	595.3
Insurance premiums receivable	544.1	—	—	544.1
Deferred acquisition costs	127.2	—	—	127.2
Goodwill and other intangible assets	292.5	—	—	292.5
Other assets	65.2	—	—	65.2
Total assets	$3,486.2	$205.2	$—	$3,691.4
Liabilities
Loss and loss adjustment expense reserves	$1,296.5	$—	$—	$1,296.5
Unearned insurance premiums	623.2	—	—	623.2
Debt	183.7	—	—	183.7
Reinsurance payable	251.1	—	—	251.1
Contingent consideration	45.3	—	—	45.3
Other liabilities	121.1	1.2	—	122.3
Total liabilities	2,520.9	1.2	—	2,522.1
Equity
White Mountains’s common shareholders’ equity	717.4	204.0	—	921.4
Noncontrolling interests	247.9	—	—	247.9
Total equity	965.3	204.0	—	1,169.3
Total liabilities and equity	$3,486.2	$205.2	$—	$3,691.4
(1) Amounts as of December 31, 2022 for WM Outrigger Re have been reclassified from Other Operations to the Ark/WM Outrigger segment to conform to the presentation as of December 31, 2023.

Kudu

Kudu provides capital solutions for boutique asset and wealth managers for a variety of purposes including generational ownership transfers, management buyouts, acquisition and growth finance and legacy partner liquidity. Kudu also provides strategic assistance to investees from time to time.
As of December 31, 2023, Kudu had deployed a total of $884 million, including transaction costs, into 25 asset and wealth management firms globally, including three that have been exited. As of December 31, 2023, the asset and wealth management firms have combined assets under management of approximately $104 billion, spanning a range of asset classes, including real estate, wealth management, hedge funds, private equity and alternative credit strategies. Kudu’s capital was deployed at an average gross cash yield at inception of 9.9%.
The following table presents the components of GAAP net income, EBITDA and adjusted EBITDA included in White Mountains’s Kudu segment for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
Millions	2023	2022	2021
Net investment income	$71.0	$54.4	$43.9
Net realized and unrealized investment gains (losses)	106.1	64.1	89.9
Other revenues	—	—	.2
Total revenues	177.1	118.5	134.0
General and administrative expenses	19.4	14.7	14.8
Interest expense	21.2	15.0	11.7
Total expenses	40.6	29.7	26.5
GAAP pre-tax income (loss)	136.5	88.8	107.5
Income tax (expense) benefit	(31.9)	(26.9)	(29.5)
GAAP net income (loss)	104.6	61.9	78.0
Add back:
Interest expense	21.2	15.0	11.7
Income tax expense (benefit)	31.9	26.9	29.5
General and administrative expenses – depreciation	.1	.1	—
Amortization of other intangible assets	.3	.3	.3
EBITDA (1)	158.1	104.2	119.5
Exclude:
Net realized and unrealized investment (gains) losses	(106.1)	(64.1)	(89.9)
Non-cash equity-based compensation expense	1.0	.2	1.2
Transaction expenses	3.5	1.5	2.0
Adjusted EBITDA (1)	$56.5	$41.8	$32.8
(1) See “NON-GAAP FINANCIAL MEASURES” on page 73.

The following table presents the changes to the fair value of Kudu’s Participation Contracts:

	December 31,
Millions	2023		2022
Beginning balance of Kudu’s Participation Contracts	$695.9		$669.5
Contributions to Participation Contracts	199.6	(1)	99.8
Proceeds from Participation Contracts sold	(111.0)	(1)	(137.5)
Net realized and unrealized investment gains on Participation Contracts sold and pending sale (2)	14.3		53.2
Net unrealized investment gains (losses) on Participation Contracts - all other (3)	91.7		10.9
Ending balance of Kudu’s Participation Contracts (4)	$890.5		$695.9
(1) Includes $35.8 of non-cash contribution to (proceeds from) Participation Contracts.
(2) Includes realized and unrealized investment gains (losses) recognized from Participation Contracts beginning in the quarter a contract is classified as pending sale.
(3) Includes unrealized investment gains (losses) recognized from (i) ongoing Participation Contracts and (ii) Participation Contracts prior to classification as pending sale.
(4) As of December 31, 2023, Kudu’s other long-term investments also include $5.8 related to a private debt instrument.

Kudu Results — Year Ended December 31, 2023 versus Year Ended December 31, 2022
Kudu reported total revenues of $177 million, pre-tax income of $137 million and adjusted EBITDA of $57 million for the year ended December 31, 2023 compared to total revenues of $119 million, pre-tax income of $89 million and adjusted EBITDA of $42 million for the year ended December 31, 2022. Total revenues and pre-tax income included $47 million of realized investment gains and $59 million of unrealized investment gains on Kudu’s Participation Contracts in 2023 compared to $67 million of realized investment gains, partially offset by $3 million of net unrealized investment losses, on Kudu’s Participation Contracts in 2022. Realized investment gains on Kudu’s Participation Contracts were driven by two sales transactions in 2023 and two sales transaction in 2022. The net unrealized investment gains on Kudu’s Participation Contracts for the year ended December 31, 2023 were driven primarily by a step-up in valuation related to a pending transaction, improved growth prospects at several managers and lower discount rates across the portfolio. Total revenues, pre-tax income, and adjusted EBITDA for the year ended 2023 also included $71 million of net investment income compared to $54 million for the year ended 2022. The increase in net investment income in 2023 compared to 2022 was driven primarily by amounts earned from $266 million in new deployments that Kudu made during 2023 and 2022 and a $12 million realization of carried interest for one of Kudu’s Participation Contracts, partially offset by the negative impact on net investment income from recent sale transactions.

Kudu Results—Year Ended December 31, 2022 versus Year ended December 31, 2021
Kudu reported total revenues of $119 million, pre-tax income of $89 million and adjusted EBITDA of $42 million for the year ended December 31, 2022 compared to total revenues of $134 million, pre-tax income of $108 million and adjusted EBITDA of $33 million for the year ended December 31, 2021. Total revenues and pre-tax income included $67 million of realized investment gains, partially offset by $3 million of net unrealized investment losses, on Kudu’s Participation Contracts in 2022 compared to $22 million of realized investment gains and $68 million of net unrealized investment gains on Kudu’s Participation Contracts in 2021. Realized investment gains on Kudu’s Participation Contracts were driven by two sales transactions in 2022 and one sales transaction in 2021. The net unrealized investment losses on Kudu’s Participation Contracts for the year ended December 31, 2022 were driven primarily by declines in assets under management at several managers with public equity exposure, an increase in discount rates as a result of the rising interest rate environment and foreign exchange losses, partially offset by an increase in the fair value of two Participation Contracts with pending sales transactions. Total revenues, pre-tax income, and adjusted EBITDA for the year ended 2022 also included $54 million of net investment income compared to $44 million for the year ended 2021. The increase in net investment income was driven primarily by amounts earned from $310 million in new deployments that Kudu made during 2022 and 2021. The two sales transactions in 2022 negatively impacted net investment income until proceeds were redeployed.

Other Operations

The following table presents the components of pre-tax income (loss) included in White Mountains’s Other Operations for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
Millions	2023	2022	2021
Net investment income	$30.1	$32.2	$18.2
Net realized and unrealized investment gains (losses)	188.5	(1.6)	50.7
Net realized and unrealized investment gains (losses) from investment in MediaAlpha	27.1	(93.0)	(380.3)
Commission revenues	13.2	11.5	9.6
Other revenues	80.5	127.2	90.7
Total revenues	339.4	76.3	(211.1)
Cost of sales	40.4	98.6	69.3
General and administrative expenses	182.3	174.1	109.7
Interest expense	3.7	1.9	1.5
Total expenses	226.4	274.6	180.5
Pre-tax income (loss)	$113.0	$(198.3)	$(391.6)

Other Operations Results—Year Ended December 31, 2023 versus Year Ended December 31, 2022
    White Mountains’s Other Operations reported pre-tax income (loss) of $113 million in 2023 compared to $(198) million in 2022. White Mountains’s Other Operations reported net realized and unrealized investment gains (losses) from its investment in MediaAlpha of $27 million in 2023 compared to $(93) million in 2022. White Mountains’s Other Operations reported net realized and unrealized investment gains (losses) of $189 million in 2023 compared to $(2) million in 2022. White Mountains’s Other Operations reported net investment income of $30 million in 2023 compared to $32 million in 2022. See “Summary of Investment Results” on page 62.
White Mountains’s Other Operations reported $81 million of other revenues in 2023 compared to $127 million in 2022. White Mountains’s Other Operations reported $40 million of cost of sales in 2023 compared to $99 million in 2022. The decreases in other revenues and cost of sales were driven primarily by a recent sale within Other Operations.
White Mountains’s Other Operations reported general and administrative expenses of $182 million in 2023 compared to $174 million in 2022. The increase in general and administrative expenses in 2023 compared to 2022 was driven primarily by two acquisitions within Other Operations in the second half of 2022, partially offset by a decrease due to the recent sale within Other Operations and lower parent company compensation and benefits. Other Operations general and administrative expenses in 2023 included $94 million of parent company compensation and benefits compared to $101 million in 2022.
White Mountains’s Other Operations includes its investment in PassportCard/DavidShield, which has operations, including its principal executive office, in Israel. White Mountains is monitoring the ongoing war in Gaza but does not expect that any effect on PassportCard/DavidShield will have a material impact on White Mountains’s results of operations or financial condition.

Share repurchases
In the year ended December 31, 2023, White Mountains repurchased and retired 24,165 of its common shares for $33 million at an average share price of $1,354.88.

Other Operations Results—Year Ended December 31, 2022 versus Year Ended December 31, 2021
White Mountains’s Other Operations reported pre-tax loss of $198 million in 2022 compared to $392 million in 2021. White Mountains’s Other Operations reported net realized and unrealized investment losses from its investment in MediaAlpha of $93 million in 2022 compared to $380 million in 2021. White Mountains’s Other Operations reported net realized and unrealized investment gains (losses) of $(2) million in 2022 compared to $51 million in 2021. White Mountains’s Other Operations reported net investment income of $32 million in 2022 compared to $18 million in 2021. See “Summary of Investment Results” on page 62. The increase in net investment income in 2022 was driven primarily by the increase in the invested assets resulting from the NSM Transaction.
White Mountains’s Other Operations reported $127 million of other revenues in 2022 compared to $91 million in 2021. White Mountains’s Other Operations reported $99 million of cost of sales in 2022 compared to $69 million in 2021. The increases in other revenues and cost of sales were driven primarily by a business acquired within Other Operations in 2021.
White Mountains’s Other Operations reported general and administrative expenses of $174 million in 2022 compared to $110 million in 2021. The increase in general and administrative expenses was driven primarily by higher incentive compensation costs and advisory fees, primarily in connection with the NSM Transaction.

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

II. Summary of Investment Results

White Mountains’s total investment results include results from all segments. For purposes of discussing rates of return, percentages are presented gross of management fees and trading expenses and before any adjustments for TPC Providers, in order to produce a better comparison to benchmark returns.

Gross Investment Returns and Benchmark Returns
The following table presents the pre-tax investment returns for White Mountains’s consolidated portfolio for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
Fixed income investments	5.8%	(4.8)%	(0.4)%
Bloomberg Barclays U.S. Intermediate Aggregate Index	5.2%	(9.5)%	(1.3)%

Common equity securities	13.4%	(1.0)%	11.0%
Investment in MediaAlpha	11.8%	(35.6)%	(60.1)%
Other long-term investments	20.6%	10.5%	20.7%
Total common equity securities, investment in MediaAlpha and other long-term investments	18.5%	2.3%	(7.1)%
Total common equity securities and other long-term investments	19.0%	8.1%	19.3%
S&P 500 Index (total return)	26.3%	(18.1)%	28.7%
Total consolidated portfolio	11.4%	(1.6)%	(3.4)%
Total consolidated portfolio - excluding MediaAlpha	11.4%	0.3%	6.4%

Investment Returns—Year Ended December 31, 2023 versus Year Ended December 31, 2022
White Mountains’s total consolidated portfolio return on invested assets, both including and excluding White Mountains’s investment in MediaAlpha, was 11.4% in 2023. The total consolidated portfolio return included $27 million of net unrealized investment gains from White Mountains’s investment in MediaAlpha in 2023. Excluding MediaAlpha, investment returns in 2023 were driven primarily by net investment income and net realized and unrealized investment gains from the other long-term investments and fixed income portfolios.
White Mountains’s total consolidated portfolio return on invested assets was -1.6% in 2022, which included $93 million of net unrealized investment losses from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total consolidated portfolio return on invested assets was 0.3% in 2022. Excluding MediaAlpha, investment returns in 2022 were driven primarily by net investment income and net realized and unrealized gains from other long-term investments, which more than offset net unrealized investment losses in the fixed income portfolio due to rising interest rates.

Fixed Income Results
White Mountains’s fixed income portfolio, including short-term investments, was $3.6 billion and $2.8 billion as of December 31, 2023 and 2022, which represented 56% and 55% of total invested assets. The duration of White Mountains’s fixed income portfolio, including short-term investments, was 1.9 years and 2.3 years as of December 31, 2023 and 2022. White Mountains’s fixed income portfolio includes fixed maturity and short-term investments held on deposit or as collateral. See Note 3 — “Investment Securities”.
White Mountains’s fixed income portfolio returned 5.8% in 2023 compared to -4.8% in 2022, outperforming the Bloomberg Barclays U.S. Intermediate Aggregate Index returns of 5.2% and -9.5% for the comparable periods. The results in 2023 were driven primarily by net investment income from higher yields and net unrealized investment gains as interest rates declined marginally in the period. The results in 2022 were driven primarily by net unrealized investment losses due to the impact of rising interest rates on White Mountains’s short duration portfolio, partially offset by net investment income.

Common Equity Securities, Investment in MediaAlpha and Other Long-Term Investments Results
White Mountains’s portfolio of common equity securities, its investment in MediaAlpha and other long-term investments was $2.8 billion and $2.3 billion as of December 31, 2023 and 2022, which represented 44% and 45% of total invested assets. See Note 3 — “Investment Securities”.
White Mountains’s portfolio of common equity securities, its investment in MediaAlpha and other long-term investments returned 18.5% in 2023, which included $27 million of net unrealized investment gains from MediaAlpha. White Mountains’s portfolio of common equity securities and other long-term investments returned 19.0% in 2023. White Mountains’s portfolio of common equity securities, its investment in MediaAlpha and other long-term investments returned 2.3% in 2022, which included $93 million of net unrealized investment losses from MediaAlpha. White Mountains’s portfolio of common equity securities and other long-term investments returned 8.1% in 2022.
White Mountains’s portfolio of common equity securities consists of international listed equity funds, as well as passive ETFs that seek to provide investment results that generally correspond to the performance of the S&P 500 Index. White Mountains’s portfolio of common equity securities was $538 million and $668 million as of December 31, 2023 and 2022.
White Mountains’s portfolio of common equity securities returned 13.4% in 2023 compared to -1.0% in 2022, underperforming and outperforming the S&P 500 Index returns of 26.3% and -18.1% for the comparable periods. The results for 2023 and 2022 were driven primarily by relative underperformance and outperformance in White Mountains’s international listed equity funds, a number of which employ a market neutral strategy, versus the S&P 500 Index.
White Mountains maintains a portfolio of other long-term investments that consists primarily of unconsolidated entities, including Kudu’s Participation Contracts, private equity funds and hedge funds, a bank loan fund, Lloyd’s trust deposits, ILS funds and private debt instruments. White Mountains’s portfolio of other long-term investments was $2.0 billion and $1.5 billion as of December 31, 2023 and 2022.
White Mountains’s portfolio of other long-term investments returned 20.6% in 2023 compared to 10.5% in 2022. Investment returns for 2023 were driven primarily by net investment income and net realized and unrealized investment gains from Kudu’s Participation Contracts, net realized and unrealized investment gains from private equity funds, hedge funds and unconsolidated entities, as well as unrealized gains from ILS funds. Investment returns for 2022 were driven primarily by net investment income and net realized and unrealized investment gains from Kudu’s Participation Contracts, and net investment income and net realized and unrealized investment gains from private equity funds, partially offset by unrealized losses from foreign currency.

Investment Returns—Year Ended December 31, 2022 versus Year Ended December 31, 2021
White Mountains’s total consolidated portfolio return on invested assets was -1.6% in 2022, which included $93 million of net unrealized investment losses from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total consolidated portfolio return on invested assets was 0.3% in 2022. Excluding MediaAlpha, investment returns in 2022 were driven primarily by net investment income and net realized and unrealized gains from other long-term investments, which more than offset net unrealized investment losses in the fixed income portfolio due to rising interest rates.
White Mountains’s total consolidated portfolio return on invested assets was -3.4% in 2021, which included $380 million of net realized and unrealized investment losses from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total consolidated portfolio return on invested assets was 6.4% in 2021. Excluding MediaAlpha, investment returns in 2021 were driven primarily by net investment income and net unrealized gains from other long-term investments.

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
White Mountains’s fixed income portfolio returned -4.8% in 2022 compared to -0.4% in 2021, outperforming the Bloomberg Barclays U.S. Intermediate Aggregate Index returns of -9.5% and -1.3% for the comparable periods. The results in both 2022 and 2021 were driven primarily by net unrealized investment losses due to the impact of rising interest rates on White Mountains’s short duration portfolio, partially offset by net investment income.

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
White Mountains’s portfolio of common equity securities was $668 million and $251 million as of December 31, 2022 and 2021. White Mountains’s portfolio of common equity securities returned -1.0% in 2022 compared to 11.0% in 2021, outperforming and underperforming the S&P 500 Index returns of -18.1% and 28.7% for the comparable periods. The results for 2022 and 2021 were driven primarily by relative outperformance and underperformance in White Mountains’s international listed equity funds, a number of which employ a market neutral strategy, versus the S&P 500 Index.
White Mountains’s portfolio of other long-term investments was $1.5 billion and $1.4 billion as of December 31, 2022 and 2021. White Mountains’s portfolio of other long-term investments returned 10.5% in 2022 compared to 20.7% in 2021. Investment returns for 2022 were driven primarily by net investment income and net realized and unrealized investment gains from Kudu’s Participation Contracts, and net investment income and net realized and unrealized investment gains from private equity funds, partially offset by unrealized losses from foreign currency. Investment returns for 2021 were driven primarily by net investment income and net realized and unrealized investment gains from Kudu’s Participation Contracts, net investment income and net realized and unrealized investment gains from private equity funds, and net unrealized gains from certain unconsolidated entities.

Portfolio Composition

The following table presents the composition of White Mountains’s total investment portfolio as of December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
$ in Millions	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturity investments	$2,109.3	33.0%	$1,920.9	37.2%
Short-term investments	1,487.9	23.3	924.1	17.9
Common equity securities	538.4	8.4	668.4	12.9
Investment in MediaAlpha	254.9	4.0	168.6	3.3
Other long-term investments	1,998.2	31.3	1,488.0	28.7
Total investments	$6,388.7	100.0%	$5,170.0	100.0%

The following table presents the breakdown of White Mountains’s fixed maturity investments as of December 31, 2023 by credit class, based upon issuer credit ratings provided by Standard & Poor’s, or if unrated by Standard & Poor’s, long-term obligation ratings provided by Moody’s:

	December 31, 2023
$ in Millions	Amortized Cost	% of Total	Carrying Value	% of Total
U.S. government and government-sponsored entities (1)	$602.7	27.4%	$571.1	27.1%
AAA/Aaa	188.1	8.6	184.4	8.7
AA/Aa	380.3	17.3	365.1	17.3
A/A	618.6	28.1	591.4	28.0
BBB/Baa	400.1	18.2	390.9	18.6
Other/not rated	8.6	0.4	6.4	0.3
Total fixed maturity investments	$2,198.4	100.0%	$2,109.3	100.0%
(1)Includes mortgage-backed securities, which carry the full faith and credit guaranty of the U.S. government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

The following table presents the cost or amortized cost and carrying value of White Mountains’s fixed maturity investments by contractual maturity as of December 31, 2023. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	December 31, 2023
Millions	Cost or Amortized Cost	Carrying Value
Due in one year or less	$319.9	$315.0
Due after one year through five years	845.0	813.9
Due after five years through ten years	303.4	287.0
Due after ten years	101.7	94.9
Mortgage and asset-backed securities and collateralized loan obligations	628.4	598.5
Total fixed maturity investments	$2,198.4	$2,109.3

The following table presents the composition of White Mountains’s other long-term investments portfolio as of December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
$ in Millions	Carrying Value	% of Total	Carrying Value	% of Total
Kudu’s Participation Contracts	$890.5	44.6%	$695.9	46.8%
PassportCard/DavidShield	150.0	7.5	135.0	9.1
Elementum Holdings L.P.	35.0	1.8	30.0	2.0
Other unconsolidated entities	48.1	2.4	37.2	2.5
Total unconsolidated entities	1,123.6		898.1
Private equity funds and hedge funds	312.9	15.7	197.8	13.3
Bank loan fund	194.4	9.7	174.8	11.8
ILS funds	160.5	8.0	49.3	3.3
Lloyd’s trust deposits	158.0	7.9	137.4	9.2
was	10.0	.5	9.6	.6
Other	38.8	1.9	21.0	1.4
Total other long-term investments	$1,998.2	100.0%	$1,488.0	100.0%

Foreign Currency Exposure

As of December 31, 2023, White Mountains had foreign currency exposure on $204 million of net assets primarily related to Ark/WM Outrigger’s non-U.S. business, Kudu’s non-U.S. Participation Contracts and certain other foreign consolidated and unconsolidated entities.
The following table presents the fair value of White Mountains’s foreign denominated net assets (liabilities) by segment as of December 31, 2023:

Currency $ in Millions	Ark/ WM Outrigger	Kudu	Other Operations	Total Fair Value	% of Total Shareholders’ Equity
CAD	$84.0	$73.6	$—	$157.6	3.5%
AUD	26.8	60.0	—	86.8	1.9
EUR	(50.9)	19.1	14.3	(17.5)	(.4)
GBP	(24.0)	—	—	(24.0)	(.5)
All other	—	—	.9	.9	—
Total	$35.9	$152.7	$15.2	$203.8	4.5%

III. Income Taxes

On December 27, 2023, Bermuda enacted a corporate income tax that will generally become effective on January 1, 2025. The Bermuda legislation defers the effective date until January 1, 2030, for Bermuda companies in consolidated groups that meet certain requirements. To qualify for the deferral, the group must (i) have permanent establishments in six or fewer countries, (ii) have less than €50 million of net tangible assets outside of the country where the group has the largest amount of net tangible assets and (iii) not have a Bermuda company directly or indirectly owned by a parent entity that is subject to the Income Inclusion Rule of Pillar Two in any jurisdiction. White Mountains expects to meet the requirements to be exempt from the Bermuda corporate income tax until January 1, 2030. The Bermuda legislation also provides for an economic transition adjustment that will reduce future years’ taxable income. Under GAAP, this economic transition adjustment was required to be recognized as a net deferred tax asset as of December 31, 2023. Accordingly, White Mountains’s net income for 2023 included a net deferred tax benefit of $68 million, of which $51 million was recorded at Ark and $17 million was recorded at HG Global.
On December 15, 2022, European Union Member States voted to adopt the EU Minimum Tax Directive in conformity with the OECD’s Pillar Two initiative. The EU Minimum Tax Directive requires European Union Member States to enact conforming law by December 31, 2023. The main rule of the EU Minimum Tax Directive, the IIR will become effective for fiscal years beginning on or after December 31, 2023, while the UTPR will become effective for fiscal years beginning on or after December 31, 2024. On December 20, 2023, Luxemburg enacted conforming Pillar Two legislation including the IIR, UTPR and the associated Qualified Domestic Minimum Top-Up Tax (“QDMTT”). The Luxembourg legislation defers the effective date of the UTPR until fiscal years beginning on or after December 31, 2029 for Luxembourg companies in consolidated groups with a non-EU parent company that meet certain requirements. To qualify for the deferral, the group must (i) have permanent establishments in six or fewer countries and (ii) have less than €50 million of net tangible assets outside of the country where the group has the largest amount of net tangible assets. White Mountains expects to meet the requirements to be exempt from the Luxembourg UTPR until January 1, 2030.
On July 11, 2023, the U.K. enacted conforming legislation adopting the Pillar Two IIR and the associated QDMTT which will become effective for fiscal years beginning on or after December 31, 2023. The U.K. has proposed legislation to adopt the Pillar Two UTPR effective for fiscal years beginning on or after December 31, 2024; however, this legislation has not yet been enacted.
On August 16, 2022, the U.S. enacted the Inflation Reduction Act (the “IRA”). White Mountains has evaluated the tax provisions of the IRA, the most significant of which relate to the corporate alternative minimum tax and the tax on share repurchases, and does not expect the legislation to have a material impact on its results of operations.
As of December 31, 2023, the primary jurisdictions in which the Company’s subsidiaries and branches operate and were subject to tax are Israel, Luxembourg, the United Kingdom and the United States.
White Mountains reported income tax benefit of $16 million in 2023 on pre-tax income from continuing operations of $565 million. The difference between White Mountains’s effective tax rate and the current U.S. statutory rate of 21% was driven primarily by income generated in jurisdictions with lower tax rates than the United States, a full valuation allowance on net deferred tax assets in certain U.S. operations (consisting of Other Operations and BAM), withholding taxes and state income taxes. The effective rate was also different from the U.S. statutory rate of 21% due to the recording of a $68 million deferred tax benefit related to the Bermuda economic transition adjustment.
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
White Mountains reported net income from discontinued operations, net of tax, for NSM Group of $16 million for the period from January 1, 2022 to August 1, 2022. White Mountains reported net loss from discontinued operations, net of tax, for NSM Group of $23 million for the year ended December 31, 2021. The net loss from discontinued operations, net of tax, for NSM Group for the year ended December 31, 2021 included a loss of $29 million related to the sale of a subsidiary. See Note 20 — “Held for Sale and Discontinued Operations” on page F-70.

Sirius Group

On April 18, 2016, White Mountains completed the sale of Sirius International Insurance Group, Ltd. (“Sirius Group”) to CM International Pte. Ltd. and CM Bermuda Limited (collectively, “CMI”). In connection with the sale, White Mountains indemnified Sirius Group against the loss of certain interest deductions claimed by Sirius Group related to periods prior to the sale of Sirius Group to CMI that had been disputed by the Swedish Tax Agency (STA). In late October 2018, the Swedish Administrative Court ruled against Sirius Group on its appeal of the STA’s denial of these interest deductions. As a result, in 2018 White Mountains recorded a loss of $17 million in discontinued operations reflecting the value of these interest deductions.
In April 2021, the STA informed the Swedish Administrative Court of Appeal that Sirius Group should prevail in its appeal and that the interest deductions should not be disallowed. In June 2021, the Swedish Administrative Court of Appeal ruled in Sirius Group’s favor. As a result, in 2021 White Mountains recorded a gain of $19 million in discontinued operations to reverse the accrued liability, including foreign currency translation. See Note 20 — “Held for Sale and Discontinued Operations” on page F-70.

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

Dividend Capacity

Following is a description of the dividend capacity of White Mountains’s insurance and reinsurance and other operating subsidiaries:

HG Global/BAM
As of December 31, 2023, HG Global had $619 million face value of preferred shares outstanding, of which White Mountains owned 96.9%. Holders of the HG Global preferred shares are entitled to receive cumulative dividends at a fixed annual rate of 6.0% on a quarterly basis, when and if declared by HG Global. As of December 31, 2023, HG Global had accrued $415 million of dividends payable to holders of its preferred shares, $400 million of which is payable to White Mountains and eliminated in consolidation. As of December 31, 2023, HG Global and its subsidiaries had less than $1 million of net unrestricted cash outside of HG Re.
On April 29, 2022, HG Global received the proceeds of its new $150 million, 10-year term loan credit facility. In turn, on May 2, 2022, HG Global paid a $120 million cash dividend to preferred shareholders, of which $116 million was paid to White Mountains.
HG Re is a special purpose insurer subject to regulation and supervision by the BMA. HG Re does not require regulatory approval to pay dividends; however, its dividend capacity is limited to amounts held outside of the Collateral Trusts pursuant to the FLRT with BAM. As of December 31, 2023, HG Re had $3 million of net unrestricted cash. As of December 31, 2023, HG Re had $106 million of accrued interest on the BAM Surplus Notes held outside the Collateral Trusts. As of December 31, 2023, HG Re had $784 million of statutory capital and surplus and $949 million of assets held in the Collateral Trusts.
On a monthly basis, BAM deposits cash equal to ceded premiums, net of ceding commissions, due to HG Re under the FLRT directly into the Regulation 114 Trust. The Regulation 114 Trust target balance is equal to HG Re’s unearned premiums and unpaid loss and LAE reserves, if any.  If, at the end of any quarter, the Regulation 114 Trust balance is below the target balance, funds will be withdrawn from the Supplemental Trust and deposited into the Regulation 114 Trust in an amount equal to the shortfall.  If, at the end of any quarter, the Regulation 114 Trust balance is above 102% of the target balance, funds will be withdrawn from the Regulation 114 Trust and deposited into the Supplemental Trust.  The Regulation 114 Trust balance as of December 31, 2023 and 2022 was $342 million and $289 million.
The Supplemental Trust Target Balance is $603 million, less the amount of cash and securities in the Regulation 114 Trust in excess of its target balance. If, at the end of any quarter, the Supplemental Trust balance exceeds the Supplemental Trust Target Balance, such excess may be distributed to HG Re.  The distribution will be made first as an assignment of accrued interest on the BAM Surplus Notes and second in cash and/or fixed income securities.  As the BAM Surplus Notes are repaid over time, the BAM Surplus Notes will be replaced in the Supplemental Trust by cash and fixed income securities. The Supplemental Trust balance as of December 31, 2023 and 2022 was $607 million and $568 million, which included $247 million and $214 million of cash, investments and accrued investment income, $322 million and $340 million of BAM Surplus Notes and $38 million and $14 million of interest receivable on the BAM Surplus Notes.
As of December 31, 2023, the Collateral Trusts held assets of $949 million, which included $589 million of cash, investments and accrued investment income, $322 million of BAM Surplus Notes and $38 million of interest receivable on the BAM Surplus Notes.

Through 2024, the interest rate on the BAM Surplus Notes is a variable rate equal to the one-year U.S. Treasury rate plus 300 basis points, set annually. Beginning in 2025, the rate will be fixed through maturity at the higher of the 2024 variable rate or 8.0%. Accordingly, beginning in 2024 and through maturity, the interest rate on the BAM Surplus Notes will be 8.2%. Under its agreements with HG Global, BAM is required to seek regulatory approval to pay principal and interest on the BAM Surplus Notes only to the extent that its remaining qualified statutory capital and other capital resources continue to support its outstanding obligations, its business plan and its “AA/stable” rating from Standard & Poor’s. No payment of principal or interest on the BAM Surplus Notes may be made without the approval of the NYDFS.
In December 2023, BAM made a $27 million cash payment of principal and interest on the BAM Surplus Notes held by HG Global. Of this payment, $18 million was a repayment of principal held in the Supplemental Trust, $2 million was a payment of accrued interest held in the Supplemental Trust and $7 million was a payment of accrued interest held outside the Supplemental Trust.
See Note 10 — “Municipal Bond Guarantee Insurance.”

Ark/WM Outrigger
During any 12-month period, GAIL, a class 4 licensed Bermuda insurer, has the ability to (i) make capital distributions of up to 15% of its total statutory capital per the previous year’s statutory financial statements, or (ii) make dividend payments of up to 25% of its total statutory capital and surplus per the previous year’s statutory financial statements, without prior approval of Bermuda regulatory authorities. Accordingly, GAIL will have the ability to pay a dividend of up to $272 million during 2024, which is equal to 25% of its December 31, 2023 statutory capital and surplus of $1,088 million, subject to meeting all appropriate liquidity and solvency requirements and the filing of its December 31, 2023 statutory financial statements. During 2023, GAIL paid a $15 million dividend to its immediate parent.
During 2023, Ark paid $24 million of dividends to shareholders, $17 million of which was paid to White Mountains. As of December 31, 2023, Ark and its intermediate holding companies had $1 million of net unrestricted cash, short-term investments and fixed maturity investments outside of its regulated and unregulated insurance and reinsurance operating subsidiaries.
WM Outrigger Re is a special purpose insurer subject to regulation and supervision by the BMA. WM Outrigger Re does not require regulatory approval to pay dividends; however, its dividend capacity is limited to amounts held outside of the collateral trust pursuant to the reinsurance agreement with GAIL. As of December 31, 2023, WM Outrigger Re had less than $1 million of net unrestricted cash and investments held outside the collateral trust. As of December 31, 2023, WM Outrigger Re had $273 million of statutory capital and surplus and $265 million of assets held in the collateral trusts pursuant to the reinsurance agreement with GAIL.

Kudu
During 2023, Kudu distributed $83 million to unitholders, $78 million of which was paid to White Mountains. As of December 31, 2023, Kudu had $16 million of net unrestricted cash and short-term investments.

Other Operations
During 2023, White Mountains paid a $3 million common share dividend.
As of December 31, 2023, the Company and its intermediate holding companies had $673 million of net unrestricted cash, short-term investments and fixed maturity investments, $255 million of MediaAlpha common stock, $138 million of common equity securities and $426 million of private equity and hedge funds, ILS funds and unconsolidated entities.

Financing

The following table presents White Mountains’s capital structure as of December 31, 2023 and 2022:

	December 31,
$ in Millions	2023	2022
HG Global Senior Notes (1)	$146.9	$146.5
Ark 2007 Subordinated Notes (1)	30.0	30.0
Ark 2021 Subordinated Notes (1)(2)	155.5	153.7
Kudu Credit Facility (1)(2)	203.8	208.3
Other Operations debt (1)(2)	28.4	36.7
Total debt	564.6	575.2
Noncontrolling interests — excluding BAM	460.9	342.8
Total White Mountains’s common shareholders’ equity	4,240.5	3,746.9
Total capital	5,266.0	4,664.9
HG Global’s unearned premium reserve (3)	265.4	242.1
HG Global’s net deferred acquisition costs (3)	(76.5)	(69.0)
Time-value discount on expected future payments on the BAM Surplus Notes (3)	(87.9)	(95.1)
Total adjusted capital	$5,367.0	$4,742.9

Total debt to total adjusted capital	10.5%	12.1%
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
It is possible that, in the future, one or more of the rating agencies may lower White Mountains’s and its subsidiaries’ existing ratings. If one or more of its ratings were lowered, White Mountains could incur higher borrowing costs on future borrowings, and its ability to access the capital markets could be impacted.

Covenant Compliance
As of December 31, 2023, White Mountains was in compliance, in all material respects, with all of the covenants under its debt instruments.

Contractual Obligations and Commitments

The following table presents White Mountains’s material contractual obligations and commitments as of December 31, 2023:

Millions	Due in Less Than One Year	Due in Two to Three Years	Due in Four to Five Years	Due After Five Years	Total
Loss and LAE reserves (1)	$623.9	$623.2	$209.7	$148.3	$1,605.1
Debt	3.3	11.2	40.6	523.8	578.9
Interest on debt	62.1	122.6	266.8	111.5	563.0
Long-term incentive compensation	39.8	62.2	—	—	102.0
Contingent consideration (2)	95.5	—	—	—	95.5
Operating leases (3)	8.2	10.4	8.6	19.4	46.6
Total contractual obligations and commitments	$832.8	$829.6	$525.7	$803.0	$2,991.1
(1) Represents expected future cash outflows resulting from loss and LAE payments. The amounts presented are gross of reinsurance recoverables on unpaid losses of $340.8 as of December 31, 2023.
(2) The contingent consideration liabilities are primarily related to White Mountains’s acquisition of Ark. See Note 2 — “Significant Transactions” on page F-17.
(3) Includes amounts related to BAM’s operating leases of $2.1, $3.0 and $0.5 that are due in less than one year, two to three years and four to five years, which are attributed to noncontrolling interests. Includes amounts related to Ark’s new operating lease, which will not commence until 2024, of $4.2 and $17.5 that are due in four to five years and after five years.

The long-term incentive compensation balances included in the table above include amounts payable for performance shares. Exact amounts to be paid for performance shares cannot be predicted with certainty, as the ultimate amounts of these liabilities are based on the future performance of White Mountains and the market price of the Company’s common shares at the time the payments are made.
The estimated payments reflected in the table are based on current accrual factors (including performance relative to targets and common share price) and assume that all outstanding balances were 100% vested as of December 31, 2023.
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
White Mountains also has future binding commitments to fund certain other long-term investments. These commitments, which totaled approximately $61 million as of December 31, 2023, do not have fixed funding dates and are therefore excluded from the table above.

Share Repurchase Programs

White Mountains’s Board of Directors has authorized the Company to repurchase its common shares from time to time, subject to market conditions. The repurchase authorizations do not have a stated expiration date. As of December 31, 2023, White Mountains may repurchase an additional 301,014 shares under these Board authorizations. In addition, from time to time White Mountains has also repurchased its common shares through self-tender offers that were separately approved by its Board of Directors.
The following table presents common shares repurchased by the Company as well as the average price per share as a percent of December 31, 2023 GAAP book value per share, adjusted book value per share and market value per share.

				Average Price Per	Average Price Per	Average Price Per
				Share as % of	Share as % of	Share as % of
			Average	December 31, 2023	December 31, 2023	December 31, 2023
	Shares	Cost	Price	GAAP Book	Adjusted Book	Market Value
Year Ended	Repurchased	(Millions)	Per Share	Value Per Share	Value Per Share	Per Share

December 31, 2023	24,165	$32.7	$1,354.88	82%	80%	90%

December 31, 2022	461,256	$615.8	$1,335.11	81%	78%	89%
				.	.
December 31, 2021	98,511	$107.5	$1,091.29	66%	64%	73%

Cash Flows

Detailed information concerning White Mountains’s cash flows from continuing operations during 2023, 2022 and 2021 follows:

Cash flows from operations for the years ended 2023, 2022 and 2021

Net cash flows provided from (used for) operations was $404 million, $326 million and $(4) million for the years ended December 31, 2023, 2022 and 2021. Cash provided from (used for) operations was higher in 2023 compared to 2022, driven primarily by the cash inflow from Ark/WM Outrigger Re’s operations. Cash provided from (used for) operations was higher in 2022 compared to 2021, driven primarily by the cash inflow from Ark’s operations and the proceeds from Kudu’s Participation Contracts sold. White Mountains does not believe these trends will have a meaningful impact on its future liquidity or its ability to meet its future cash requirements. As of December 31, 2023, the Company and its intermediate holding companies had $673 million of net unrestricted cash, short-term investments and fixed maturity investments, $255 million of MediaAlpha common stock, $138 million of common equity securities and $426 million of private equity funds and hedge funds, ILS funds and unconsolidated entities.

Cash flows from investing and financing activities for the year ended December 31, 2023

Financing and Other Capital Activities
During 2023, the Company declared and paid a $3 million cash dividend to its common shareholders.
During 2023, White Mountains repurchased and retired 24,165 of its common shares for $33 million. Of the shares White Mountains repurchased in 2023, 4,629 were to satisfy employee income tax withholding pursuant to employee benefit plans.
During 2023, BAM received $73 million in MSC.
During 2023, BAM repaid $18 million of principal and paid $9 million of accrued interest on the BAM Surplus Notes.
During 2023, Kudu borrowed $12 million in term loans under the Kudu Credit Facility.
During 2023, Kudu repaid $17 million in term loans under the Kudu Credit Facility.

Acquisitions and Dispositions
On June 28, 2023, White Mountains completed a tender offer to purchase 5.9 million additional shares of MediaAlpha at a purchase price of $10.00 per share for a total cost of $59 million.

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
On December 20, 2022, Outrigger Re Ltd. issued non-voting redeemable preference shares on behalf of four segregated accounts to White Mountains and other unrelated third-party investors. White Mountains purchased 100% of the preference shares issued by its segregated account, WM Outrigger Re, for $205 million.

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

TRANSACTIONS WITH RELATED PERSONS

White Mountains does not have any related party transactions to report as of December 31, 2023.

NON-GAAP FINANCIAL MEASURES

This report includes five non-GAAP financial measures that have been reconciled with their most comparable GAAP financial measures.

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
The value of HG Global’s unearned premium reserve, net of deferred acquisition costs, was $195 million, $179 million and $159 million as of December 31, 2023, 2022 and 2021, respectively.
Under GAAP, White Mountains is required to carry the BAM Surplus Notes, including accrued interest, at nominal value with no consideration for time value of money. Based on a debt service model that forecasts operating results for BAM through maturity of the BAM Surplus Notes, the present value of the BAM Surplus Notes, including accrued interest and using an 8.0% discount rate, was estimated to be $91 million, $98 million and $130 million less than the nominal GAAP carrying values as of December 31, 2023, 2022 and 2021, respectively.
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
The following table presents return reconciliations from GAAP to the reported percentages:

	Year Ended December 31,
	2023	2022
Total consolidated portfolio return	11.4%	(1.6)%
Remove MediaAlpha	—%	1.9%
Total consolidated portfolio return excluding MediaAlpha	11.4%	0.3%

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

Level 1 Measurements
Investments valued using Level 1 inputs include White Mountains’s fixed maturity investments, primarily investments in U.S. Treasuries and short-term investments, which include U.S. Treasury Bills, common equity securities, and White Mountains’s investment in MediaAlpha. For investments in active markets, White Mountains uses the quoted market prices provided by outside pricing services to determine fair value.

Level 2 Measurements
Investments valued using Level 2 inputs include fixed maturity investments which have been disaggregated into classes, including debt securities issued by corporations, municipal obligations, mortgage and asset-backed securities and collateralized loan obligations. Investments valued using Level 2 inputs also include certain international listed common equity funds, which White Mountains values using the fund manager’s published net asset value (“NAV”) to account for the difference in market exchange close times.
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

Other Long-Term Investments
As of December 31, 2023, $1,138 million of White Mountains’s other long-term investments, which consisted primarily of unconsolidated entities, including Kudu’s Participation Contracts and PassportCard/DavidShield, were classified as Level 3 investments in the GAAP fair value hierarchy. The determination of the fair value of these securities involves significant management judgment, and the use of valuation analyses and assumptions that are inherently subjective and uncertain. See Item 1A. Risk Factors, “Our investment portfolio includes securities that do not have readily observable market prices. We use valuation methodologies that are inherently subjective and uncertain to value these securities. The values of securities established using these methodologies may never be realized, which could materially adversely affect our results of operations and financial condition.” on page 34.
White Mountains may use a variety of valuation techniques to determine fair value depending on the nature of the investment, including a discounted cash flow analysis, market multiple approach, cost approach and/or liquidation analysis. On an ongoing basis, White Mountains also considers qualitative changes in facts and circumstances, which may impact the valuation of its unconsolidated entities, including economic and market changes in relevant industries, changes to the entity’s capital structure, business strategy and key personnel and any recent transactions. On a quarterly basis, White Mountains evaluates the most recent qualitative and quantitative information of the business and completes a fair valuation analysis for all other long-term investments classified as Level 3 investments. Periodically, and at least on an annual basis, White Mountains uses a third-party valuation firm to complete an independent valuation analysis of significant unconsolidated entities.
As of December 31, 2023, White Mountains’s most significant other long-term investments that are fair valued using Level 3 measurements include Kudu’s Participation Contracts and its investment in PassportCard/DavidShield.

Valuation of Kudu’s Participation Contracts
Kudu’s Participation Contracts comprise noncontrolling equity interests in the form of revenue and earnings participation contracts. As of December 31, 2023, the combined fair value of Kudu’s Participation Contracts was $891 million. On a quarterly basis, White Mountains fair values each of Kudu’s Participation Contracts, typically using a discounted cash flow analysis. As of December 31, 2023, one of Kudu’s Participation Contracts, with a fair value of $69 million, was valued using a probability weighted expected return method, which takes into account factors such as a discounted cash flow analysis, the expected value to be received in a pending sales transaction and the likelihood that a sales transaction will take place.
The discounted cash flow analyses used to fair value Kudu’s Participation Contracts include key inputs, such as projections of future revenues and earnings of Kudu’s underlying managers, a discount rate and a terminal cash flow exit multiple. The expected future cash flows are based on management judgment, considering current performance, budgets and projected future results. The discount rates reflect the weighted average cost of capital, considering comparable public company data and adjusted for risks specific to the business and industry. The terminal cash flow exit multiple is generally based on expectations of annual cash flow to Kudu from each of its underlying managers in the terminal year of the discounted cash flow analysis. In determining fair value, White Mountains considers factors for each underlying manager, such as performance of products and vehicles, expected client growth rates, new fund launches, fee rates by products, capacity constraints, operating cash flows and other qualitative factors, including the assessment of key personnel. The inputs to each discounted cash flow analysis vary depending on the nature of each underlying manager. As of December 31, 2023, White Mountains concluded that pre-tax discount rates in the range of 18% to 25% and terminal cash flow exit multiples in the range of 7 to 22 times were appropriate inputs for the discounted cash flow analyses used to fair value Kudu’s Participation Contracts.

With a discounted cash flow analysis, small changes to key inputs may result in significant changes to fair value. The following table presents the estimated effect on the fair value of Kudu’s Participation Contracts as of December 31, 2023, resulting from changes in key inputs to the discounted cash flow analysis, including discount rates and terminal cash flow exit multiples:

Millions	Discount Rate(1)
Terminal Exit Multiple	-2%	-1%	18% - 25%	+1%	+2%
+2	$1,053	$994	$944	$892	$847
+1	$1,021	$966	$917	$867	$824
7x to 22x	$989	$937	$891	$843	$802
-1	$958	$907	$864	$818	$779
-2	$926	$878	$837	$798	$762
(1) Since Kudu’s Participation Contracts are not subject to corporate taxes within Kudu Investment Management, LLC, pre-tax discount rates are applied to pre-tax cash flows in determining fair values.

Valuation of PassportCard/DavidShield
On a quarterly basis, White Mountains values its investment in PassportCard/DavidShield using a discounted cash flow analysis. The discounted cash flow analysis used to fair value PassportCard/DavidShield includes key inputs, such as projections of future revenues and earnings, a discount rate and a terminal revenue growth rate. The expected future cash flows are based on management judgment, considering current performance, budgets and projected future results. The discount rate reflects the weighted average cost of capital, considering comparable public company data and adjusted for risks specific to the business and industry. The terminal revenue growth rate is based on company, industry and macroeconomic expectations of perpetual revenue growth subsequent to the end of the discrete period in the discounted cash flow analysis.
When making its fair value selection, which is within a range of reasonable values derived from the discounted cash flow analysis, White Mountains considers all available information, including any relevant market multiples and multiples implied by recent transactions, facts and circumstances specific to PassportCard/DavidShield’s businesses and industries and any infrequent or unusual results for the period.
As of December 31, 2023, White Mountains concluded that an after-tax discount rate of 24% and a terminal revenue growth rate of 4% were appropriate for the valuation of its investment in PassportCard/DavidShield. Utilizing these assumptions and all available information, White Mountains determined that the fair value of its investment in PassportCard/DavidShield was $150 million as of December 31, 2023.
Revenues from leisure travel insurance placed by PassportCard grew through the first nine months of 2023 but declined significantly in the fourth quarter due to the events of October 7, 2023 and the resulting war in Gaza. PassportCard expects leisure travel in Israel to remain depressed until the war abates and international carriers resume flights in and out of Tel Aviv. Revenues from international private medical insurance (“IPMI”) placed by DavidShield were less impacted and grew slightly year over year. Revenues from international operations, including European IPMI and Australian leisure travel, also grew year over year. White Mountains does not expect the war to have a material impact on White Mountains’s results of operations or financial condition.
With a discounted cash flow analysis, small changes to key inputs may result in significant changes to fair value. The following table presents the estimated effect on the fair value of White Mountains’s investment in PassportCard/DavidShield as of December 31, 2023, resulting from changes in key inputs to the discounted cash flow analysis, including the discount rate and terminal revenue growth rate:

Millions	Discount Rate
Terminal Revenue Growth Rate	22%	23%	24%	25%	26%
4.5%	$175	$163	$151	$141	$132
4.0%	$173	$161	$150	$140	$131
3.5%	$172	$159	$149	$139	$130

Other Long-term Investments - NAV
As of December 31, 2023, $834 million of White Mountains’s other long-term investments, which consisted of a private equity funds and hedge funds, a bank loan fund, Lloyd’s trust deposits and ILS funds, were valued at fair value using NAV as a practical expedient. Investments for which fair value is measured using NAV as a practical expedient are not classified within the fair value hierarchy.
White Mountains employs a number of procedures to assess the reasonableness of the fair value measurements for other long-term investments measured at NAV, including obtaining and reviewing interim unaudited and annual audited financial statements as well as periodically discussing the valuations and methodologies used to value the underlying investments of each fund with fund managers. However, since fund managers do not provide sufficient information to evaluate the pricing methods and inputs for each underlying investment, White Mountains considers the valuation inputs to be unobservable. The fair value of White Mountains’s other long-term investments measured at NAV are generally determined using the fund manager’s NAV. In the event that White Mountains believes the fair value of the fund differs from the NAV reported by the fund manager due to illiquidity or other factors, White Mountains will make an adjustment to the reported NAV to more appropriately represent the fair value of its other long-term investment.

Sensitivity Analysis on Other Long-term Investments - NAV
The underlying investments of White Mountains’s private equity funds and hedge funds typically consist of publicly-traded and private securities whose exit strategies often depend on equity market conditions. These investments are based on quoted market prices or fund managers’ estimates of fair value, which could cause the amount realized upon sale to differ from current reported fair values. The fluctuations in fair value may result from a variety of risks, such as changes in the economic characteristics, the relative price of alternative investments, supply and demand and other equity market factors.
The underlying investments of White Mountains’s bank loan fund consist primarily of U.S. dollar-denominated, non-investment grade, floating-rate senior secured loans and may consist of other financial instruments, such as secured and unsecured corporate debt, credit default swaps, reverse repurchase agreements and synthetic indices. These investments are subject to credit spread and interest rate risk and may be affected by the creditworthiness of the issuer, prepayment options, relative values of alternative investments, the liquidity of the instrument and other market factors.
The underlying investments of White Mountains’s multi-investor ILS funds consist primarily of catastrophe bonds, collateralized reinsurance investments and industry loss warranties. In addition to catastrophe event risk, the underlying investments are also subject to a variety of other risks, including modeling, liquidity, market, collateral credit quality, counterparty financial strength, interest rate and currency risks.
See Note 3 — “Investment Securities” on page F-20 for tables that summarize the changes in White Mountains’s fair value measurements by level as of December 31, 2023 and 2022, and, for investments held at the end of the period, the total net unrealized gains (losses) attributable to Level 3 investments for the years ended December 31, 2023, 2022 and 2021.

2. Surplus Note Valuation

BAM Surplus Notes
As of December 31, 2023, White Mountains owned $322 million of BAM Surplus Notes and had accrued $175 million in interest due thereon. BAM made cash payments of principal and interest on the BAM Surplus Notes of $27 million, $36 million and $34 million in 2023, 2022 and 2021, respectively.
Because BAM is consolidated in White Mountains’s financial statements, the BAM Surplus Notes and accrued interest are classified as intercompany notes, carried at face value and eliminated in consolidation. However, the BAM Surplus Notes and accrued interest are carried as assets at HG Global, of which White Mountains owns 96.9% of the preferred equity and 88.4% of the common equity, while the BAM Surplus Notes are carried as liabilities at BAM, which White Mountains has no ownership interest in and is completely attributed to noncontrolling interests.
Any write-down of the carrying value of the BAM Surplus Notes and/or the accrued interest thereon could adversely impact White Mountains’s results of operations and financial condition. See Item 1A., Risk Factors, “If BAM does not pay some or all of the principal and interest due on the BAM Surplus Notes, it could materially adversely affect our results of operations and financial condition.” on page 28.
Periodically, White Mountains’s management reviews the recoverability of amounts recorded from the BAM Surplus Notes. As of December 31, 2023, White Mountains believes such notes and interest thereon to be fully recoverable. White Mountains’s review is based on a debt service model that forecasts operating results for BAM and related payments on the BAM Surplus Notes through maturity of the BAM Surplus Notes in 2042. The model depends on assumptions regarding future trends for the issuance of municipal bonds, interest rates, credit spreads, insured market penetration, competitive activity in the market for municipal bond insurance and other factors affecting the demand for and pricing of BAM’s municipal bond insurance.

As of December 31, 2023, White Mountains debt service model indicated that the BAM Surplus Notes would be fully repaid approximately five years prior to final maturity, which is generally consistent with the results of the update of the debt service model as of December 31, 2022. The debt service model assumes both par insured and total pricing gradually increase from 2024 to 2026 and flatten thereafter. Assumptions regarding future trends for these factors are a matter of significant judgment, and whether actual results will follow the model is subject to a number of risks and uncertainties.
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
Interest payments on the BAM Surplus Notes are due quarterly but are subject to deferral, without penalty or default and without compounding, for payment in the future. Payments made on the BAM Surplus Notes are applied pro rata between outstanding principal and interest. Deferred interest is due on the stated maturity date in 2042.

3. Ark’s Loss and LAE Reserves

General
Ark establishes loss and LAE reserves that are estimates of amounts needed to pay claims and related expenses in the future for insured events that have already occurred. The process of estimating loss and LAE reserves involves a considerable degree of judgment by management and, as of any given date, is inherently uncertain. See Note 5 — “Loss and Loss Adjustment Expense Reserves” on page F-33 for a description of Ark’s loss and LAE reserves and actuarial methods.
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
Upon completion of each quarterly review, Ark selects indicated loss and LAE reserve levels based on the results of the relevant actuarial methods, which are the primary consideration in determining management’s best estimate of required loss and LAE reserves. However, in making its best estimate, management also considers other qualitative factors that may lead to a difference between held reserves and actuarially indicated reserve levels. Typically, these qualitative factors are considered when management and Ark’s actuaries conclude that there is insufficient historical incurred and paid loss information or that there is particular uncertainty about whether trends included in the historical incurred and paid loss information are likely to repeat in the future. Such qualitative factors include, among others, recent entry into new markets or new products, improvements in the claims department that are expected to lessen future ultimate loss costs, legal and regulatory developments, inflation, climate change or other uncertainties that may arise.
The process of establishing loss and LAE reserves, including amounts incurred but not reported, is complex and imprecise, as it must consider many variables that are subject to the outcome of future events. As a result, informed subjective estimates and judgments as to Ark’s ultimate exposure to losses are an integral component of the loss and LAE reserving process. Ark categorizes and tracks insurance and reinsurance reserves by “reserving class of business” for each underwriting office, London and Bermuda, and then aggregates the reserving classes by line of business, which are summarized herein as property and accident & health, specialty, marine & energy, casualty-active and casualty-runoff.
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
A Reinsurance to Close (“RITC”) agreement is generally put in place after the third year of operations for a year of account such that the outstanding loss and LAE reserves, including future development thereon, are reinsured into the next year of account. As a result, and in combination with the changing participation provided by TPC Providers, Ark’s participation on outstanding loss and LAE reserves reinsured into the next year of account changes. For example, during 2023, an RITC was executed such that the outstanding loss and LAE reserves for claims arising out of the 2020 year of account, for which the TPC Providers’ participation in the total net results of the Syndicates was 42.8%, were reinsured into the 2021 year of account, for which the TPC Providers’ participation in the total net results of the Syndicates is 0.0%. After 2023, Ark is no longer subject to changes in TPC Providers’ participation.

Loss and LAE Reserves by Line of Business
The following table summarizes Ark’s loss and LAE reserves, net of reinsurance recoverables on unpaid losses, as of December 31, 2023:

	December 31, 2023
Millions	Case	IBNR	Total
Property and Accident & Health	$150.2	$208.5	$358.7
Specialty	72.9	266.8	339.7
Marine & Energy	114.4	217.3	331.7
Casualty – Active	21.1	116.0	137.1
Casualty – Runoff	43.5	37.8	81.3
Other	.1	.1	.2
Total loss and LAE reserves, net of reinsurance recoverables	$402.2	$846.5	$1,248.7

For loss and LAE reserves as of December 31, 2023, Ark considers that the impact of the various reserving factors, as described in Note 5 — “Loss and Loss Adjustment Expense Reserves” on page F-33, on future paid losses would be similar to the impact of those factors on historical paid losses.
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
Additional causes of material uncertainty exist in most product lines and may impact the types of claims that could occur within a particular line of business or reserving class of business. Examples where reserving factors within a line of business or reserving class of business are subject to change include changing types of insureds (e.g., size of account, industry insured, jurisdiction), changing underwriting standards or changing policy provisions (e.g., deductibles, policy limits, endorsements).

Ark Loss and LAE Development

See Note 5 — “Loss and Loss Adjustment Expense Reserves” on page F-33 for prior year loss and LAE development discussions for the year ended December 31, 2023.

Range of Reserves
The following table shows the recorded loss and LAE reserves and the high and low ends of Ark’s range of reasonable loss and LAE reserve estimates, net of reinsurance recoverables on unpaid losses, as of December 31, 2023. See Note 5 — “Loss and Loss Adjustment Expense Reserves” on page F-33 for a description of Ark’s loss and LAE reserves and actuarial methods.

	December 31, 2023
Millions	Low	Recorded	High
Total loss and LAE reserves, net of reinsurance recoverables	$1,001.3	$1,248.7	$1,351.7

The recorded reserves represent management's best estimate of unpaid loss and LAE reserves. Management’s best estimate of reserves is in the upper portion of the actuarial range of estimates in response to potential volatility in the actuarial indications and estimates for large claims. Ark uses the results of several different standard actuarial methods to develop its best estimate of ultimate loss and LAE reserves. While it has not determined the statistical probability of actual ultimate paid losses falling within the range, Ark believes that it is reasonably likely that actual ultimate paid losses will fall within the range noted above.
On an annual basis, Ark uses an independent external actuary to provide actuarial opinions on the reasonableness of loss and LAE reserves for its operating subsidiaries. Ark uses the independent actuarial review solely to corroborate Ark’s recorded loss and LAE reserves. The result of the independent actuarial review indicated that Ark’s net recorded loss and LAE reserves fall within the range noted above.
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

•Sustained elevated levels of inflation: Elevated levels of inflation have been observed during 2022 and 2023, and recent economic forecasts suggest this trend will continue at least in the short term. This has been particularly observed in the casualty lines of business with key social inflation drivers being court awards, changes in technology and the legal environment. For example, a hypothetical increase in inflation rates by 4% per annum would increase the recorded loss and LAE reserves, net of reinsurance recoverables on unpaid losses, for the casualty lines of business by approximately $10 million, or approximately 5% of the recorded casualty loss and LAE reserves of $218 million. The property line of business has also been impacted by elevated levels of inflation in relation to many elements of construction costs. While the impact on construction costs could be viewed as a short-term measure, there is uncertainty over how long it will take for the current elevated level of costs to reduce back to historic norms given COVID-19 disruption and worldwide supply chain issues.

•Catastrophe losses: The years 2017 through 2023 have been active for major loss events, including natural catastrophes. As time has passed, the emerging claims information for major loss events has been better than expected. As of December 31, 2023, Ark has recorded $75 million of loss and LAE reserves, net of reinsurance recoverables on unpaid losses, for major loss events, of which $48 million is held as IBNR reserves. Some, but perhaps not all, of the IBNR reserves may be needed to handle adverse reporting from clients.

•Ark new business: In January 2021, in response to an improved underwriting environment, Ark converted GAIL into a Class 4 Bermuda-based insurance and reinsurance company and began to underwrite third-party business. GAIL now underwrites a range of third-party business including property, specialty, marine & energy and casualty lines from Bermuda. GAIL’s initial expected loss ratios selected for reserving purposes were based on market benchmarks, supplemented based on discussions with underwriters, policy details, views at time of pricing the risk and emerging experience since 2021. As actual losses develop, Ark will revise its initial expectations with its actual experience. However, it could be a few years before Ark has sufficient internal data to rely on and possibly longer for the longer-tail lines of business, such as casualty. In 2023, GAIL reported gross written premiums of $871 million. A 10% error in Ark’s initial loss ratio estimates could result in approximately $87 million of adverse variance in loss and LAE reserves.

Loss and LAE Reserve Summary
The following table summarizes the loss and LAE reserve activity of Ark’s insurance and reinsurance subsidiaries for the year ended December 31, 2023:

Millions	Year Ended December 31, 2023
Gross beginning balance	$1,296.5
Less: beginning reinsurance recoverable on unpaid losses (1)	(505.0)
Net loss and LAE reserves	791.5

Losses and LAE incurred relating to:
Current year losses (2)	691.3
Prior year losses	19.9
Net incurred losses and LAE (2)	711.2

Loss and LAE paid relating to:
Current year losses	(51.3)
Prior year losses	(356.6)
Net paid losses and LAE	(407.9)

Change in TPC Providers’ participation (3)	145.4
Foreign currency translation and other adjustments to loss and LAE reserves	8.5

Net ending balance	1,248.7
Plus: ending reinsurance recoverable on unpaid losses (2)	356.4
Gross ending balance	$1,605.1
(1) The beginning reinsurance recoverable on unpaid losses includes amounts attributable to TPC Providers of $145.4.
(2) Amount includes $15.6 ceded by Ark to WM Outrigger Re, which eliminates in White Mountains’s consolidated financial statements.
(3) Amount represents the impact to net loss and LAE reserves due to a change in the TPC Providers’ participation related to the annual RITC process.

During the year ended December 31, 2023, Ark experienced $20 million of net unfavorable prior year loss reserve development. The net unfavorable prior year loss reserve development was driven primarily by the property and accident & health ($42 million) reserving line of business, partially offset by net favorable prior year loss reserve development within the specialty ($12 million) and casualty–runoff ($6 million) reserving lines of business. The net unfavorable prior year loss reserve development in the property and accident & health reserving line of business was driven primarily by Hurricane Ian, Winter Storm Elliott and a power outage claim. The net favorable prior year loss reserve development in the specialty and casualty-runoff reserving lines of business was driven primarily by positive claims experience within the 2021 and 2020 accident years.

The following table summarizes the unpaid loss and LAE reserves, net of reinsurance recoverables on unpaid losses, for each of Ark’s major reserving lines of business as of December 31, 2023:

Millions	As of December 31, 2023
Property and Accident & Health	$358.7
Specialty	339.7
Marine & Energy	331.7
Casualty-Active	137.1
Casualty-Runoff	81.3
Other	.2
Unpaid loss and LAE reserves, net of reinsurance recoverables on unpaid losses	1,248.7
Plus: Reinsurance recoverables on unpaid losses
Property and Accident & Health	142.5
Specialty	77.6
Marine & Energy	59.1
Casualty-Active	74.8
Casualty-Runoff	2.4
Total Reinsurance recoverables on unpaid losses	356.4
Total unpaid loss and LAE reserves	$1,605.1

The following ten tables include two tables each for Ark’s property and accident & health, specialty, marine & energy, casualty-active and casualty-runoff reserving lines of business. The first table for each reserving line of business is presented net of reinsurance, which includes the impact of whole-account quota-share reinsurance arrangements related to TPC Providers. Through the annual RITC process and in combination with the changing participation provided by TPC Providers, Ark’s participation on outstanding loss and LAE reserves on prior years of account can fluctuate. Depending on the change in the TPC Providers’ participation from one year of account to the next, the impact could be significant and is reflected in the tables on a retrospective basis by accident year. That is, for the RITC executed in the current year that changes Ark’s participation for claims relating to prior accident years, the prior year columns are adjusted to include the impact of the RITC. After 2023, Ark is no longer subject to changes in TPC Providers’ participation. The second table for each reserving line of business excludes the impact of amounts attributable to TPC Providers. White Mountains believes this information is useful to management and investors in evaluating Ark’s loss and LAE reserves on a fully aligned basis (i.e., 100% of the Syndicates’ results) by excluding the impact of changing levels of TPC Providers’ participation from one year of account to the next.
The following table summarizes the participation of Ark’s TPC Providers by year of account:

	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
TPC Providers’ Participation	66.2%	70.0%	59.6%	60.0%	57.6%	58.3%	42.8%	—%	—%	—%

Each of the ten tables includes three sections.
The top section of the table presents, for each of the previous 10 accident years, (1) cumulative total undiscounted incurred loss and LAE as of each of the previous 10 year-end evaluations, (2) total IBNR plus expected development on reported claims as of December 31, 2023 and (3) the cumulative number of reported claims as of December 31, 2023.
The middle section of the table presents cumulative paid loss and LAE for each of the previous 10 accident years as of each of the previous 10 year-end evaluations. Also included in this section is a calculation of the loss and LAE reserves as of December 31, 2023, which is then included in the reconciliation to the consolidated balance sheet presented above. The total unpaid loss and LAE reserves as of December 31, 2023 is calculated as the cumulative incurred loss and LAE from the top section less the cumulative paid loss and LAE from the middle section, plus any outstanding liabilities from accident years prior to 2013.

The bottom section of the table is supplementary information about the average historical claims duration as of December 31, 2023. It shows the weighted average annual percentage payout of incurred loss and LAE by accident year as of each age. For example, the first column is calculated as the incremental paid loss and LAE in the first calendar year for each given accident year (e.g., calendar year 2023 for accident year 2023, calendar year 2022 for accident year 2022) divided by the cumulative incurred loss and LAE as of December 31, 2023 for that accident year. The resulting ratios are weighted using cumulative incurred loss and LAE as of December 31, 2023.

Property and Accident & Health
$ in Millions
	Incurred Loss and LAE, Net of Reinsurance
	For the Years Ended December 31,										As of December 31, 2023
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	Total IBNR plus expected development on reported claims	Cumulative number of reported claims
2014	$32.8	$29.5	$29.4	$28.7	$28.5	$28.6	$28.6	$28.6	$28.6	$28.5	$.1	2,924
2015		19.3	18.3	17.3	16.3	16.1	16.2	15.9	15.8	16.1	.2	2,829
2016			22.5	17.7	18.5	18.6	18.6	18.8	18.8	18.7	.2	3,428
2017				31.3	38.1	45.6	44.6	43.2	42.7	44.2	15.3	4,613
2018					41.0	47.4	49.3	47.0	47.1	46.7	1.9	4,269
2019						34.2	31.4	27.2	24.0	23.4	.8	4,011
2020							77.6	75.8	75.1	78.4	12.4	4,617
2021								171.8	155.5	167.3	5.7	3,465
2022									244.3	270.5	14.3	3,899
2023										214.2	156.9	2,963
									Total	$908.0

Property and Accident & Health
Millions
	Cumulative Paid Loss and LAE, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$13.7	$25.1	$27.3	$27.6	$27.7	$27.9	$28.0	$28.0	$28.0	$28.0
2015		6.9	12.3	13.5	14.7	14.7	14.9	15.1	15.1	15.5
2016			8.6	13.2	16.5	16.9	17.0	17.3	17.9	18.1
2017				16.9	26.0	31.8	33.0	29.8	27.5	25.7
2018					15.7	32.4	40.3	40.3	41.1	43.1
2019						6.8	16.8	18.5	18.6	19.4
2020							11.3	34.3	47.3	56.1
2021								30.9	87.1	131.3
2022									70.9	193.9
2023										20.1
									Total	551.2
All outstanding liabilities before 2014, net of reinsurance										1.9
Loss and LAE reserves, net of reinsurance										$358.7

Property and Accident & Health
	Average Annual Percentage Payout of Incurred Losses and LAE by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
	25.8%	35.5%	20.1%	6.1%	1.3%	1.1%	0.4%	0.3%	0.1%	—%

Property and Accident & Health
$ in Millions
	Incurred Loss and LAE, Gross of Amounts Attributable to TPC Providers
	For the Years Ended December 31,										As of December 31, 2023
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	Total IBNR plus expected development on reported claims	Cumulative number of reported claims
2014	$54.9	$53.0	$52.6	$50.2	$49.8	$50.0	$50.0	$50.1	$50.1	$49.9	$.1	2,924
2015		54.3	51.4	48.1	45.7	45.1	45.3	44.8	44.6	44.9	.2	2,829
2016			60.1	47.9	49.7	50.1	49.9	50.5	50.4	50.4	.2	3,428
2017				57.2	74.0	92.8	90.5	87.0	86.2	87.7	15.3	4,613
2018					89.3	104.5	108.9	103.5	103.6	103.2	1.9	4,269
2019						72.1	65.4	55.3	49.7	49.1	.8	4,011
2020							123.9	120.5	119.2	122.5	12.4	4,617
2021								193.3	172.0	183.9	5.7	3,465
2022									244.7	271.0	14.3	3,899
2023										214.2	156.9	2,963
									Total	$1,176.8

Property and Accident & Health
Millions
	Cumulative Paid Loss and LAE, Gross of Amounts Attributable to TPC Providers
	For the Years Ended December 31,
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$18.8	$40.8	$47.4	$48.6	$48.8	$49.3	$49.5	$49.4	$49.5	$49.5
2015		18.8	35.9	40.0	42.9	42.8	43.4	43.8	43.9	44.3
2016			24.5	38.4	46.7	47.5	47.8	48.5	49.6	49.8
2017				42.8	65.4	79.8	82.7	75.0	71.0	69.2
2018					37.7	77.7	96.2	96.2	97.6	99.6
2019						16.3	40.1	44.1	44.3	45.1
2020							24.3	68.7	91.4	100.2
2021								39.1	103.7	147.8
2022									71.4	194.4
2023										20.1
									Total	820.0
All outstanding liabilities before 2014, gross of amounts attributable to TPC Providers										1.9
Loss and LAE reserves, gross of amounts attributable to TPC Providers										$358.7

Property and Accident & Health
	Average Annual Percentage Payout of Incurred Losses and LAE by Age, Gross of Amounts Attributable to TPC Providers
Years	1	2	3	4	5	6	7	8	9	10
	28.3%	36.4%	18.9%	5.1%	0.7%	1.1%	1.4%	0.5%	—%	0.1%

Specialty
$ in Millions
	Incurred Loss and LAE, Net of Reinsurance
	For the Years Ended December 31,										As of December 31, 2023
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	Total IBNR plus expected development on reported claims	Cumulative number of reported claims
2014	$46.0	$44.2	$41.2	$40.8	$41.2	$43.8	$43.8	$43.7	$43.5	$43.5	$—	1,359
2015		17.4	14.8	12.4	10.8	11.1	11.3	11.3	9.0	8.2	(.1)	1,841
2016			18.4	14.4	11.0	11.3	11.9	11.9	9.0	8.6	.1	1,932
2017				18.1	13.0	12.1	11.6	11.7	10.7	10.4	.1	2,191
2018					14.6	16.4	16.8	16.1	14.9	15.8	.4	2,117
2019						21.8	19.6	18.7	25.7	30.1	.2	2,368
2020							24.2	23.2	19.0	19.9	1.7	1,994
2021								71.2	62.6	51.7	16.4	1,696
2022									181.1	176.6	97.2	1,407
2023										215.6	151.6	1,258
									Total	$580.4

Specialty
Millions
	Cumulative Paid Loss and LAE, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$26.5	$39.3	$40.1	$40.5	$41.1	$42.4	$43.2	$43.1	$43.4	$43.7
2015		4.0	7.1	7.7	8.1	8.1	8.2	8.2	6.5	6.3
2016			3.2	8.0	9.1	9.9	10.4	10.4	8.6	8.4
2017				3.2	6.7	8.5	8.6	8.6	9.3	9.1
2018					2.8	8.3	10.1	10.5	11.9	13.1
2019						4.9	7.0	7.5	18.3	25.2
2020							5.3	10.7	13.2	18.3
2021								5.1	24.1	35.7
2022									16.0	62.1
2023										18.8
									Total	240.7
All outstanding liabilities before 2014, net of reinsurance										—
Loss and LAE reserves, net of reinsurance										$339.7

Specialty
	Average Annual Percentage Payout of Incurred Losses and LAE by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
	20.5%	30.6%	9.7%	6.0%	7.7%	6.0%	1.2%	1.7%	(3.1)%	(0.5)%

Specialty
$ in Millions
	Incurred Loss and LAE, Gross of Amounts Attributable to TPC Providers
	For the Years Ended December 31,										As of December 31, 2023
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	Total IBNR plus expected development on reported claims	Cumulative number of reported claims
2014	$65.8	$63.7	$54.9	$53.5	$54.6	$60.9	$61.0	$60.7	$60.4	$60.5	$—	1,359
2015		46.9	39.3	31.5	27.5	28.2	28.7	28.6	24.6	23.8	(.1)	1,841
2016			51.6	39.0	30.7	31.5	32.9	32.8	27.7	27.3	.1	1,932
2017				42.1	29.4	27.1	26.0	26.4	24.6	24.3	.1	2,191
2018					29.3	33.6	34.6	32.9	30.8	31.7	.4	2,117
2019						39.4	34.0	32.0	44.2	48.6	.2	2,368
2020							43.2	42.0	34.7	35.6	1.7	1,994
2021								81.2	66.5	55.5	16.4	1,696
2022									181.3	176.8	97.2	1,407
2023										215.6	151.6	1,258
									Total	$699.7

Specialty
Millions
	Cumulative Paid Loss and LAE, Gross of Amounts Attributable to TPC Providers
	For the Years Ended December 31,
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$30.9	$49.7	$52.0	$53.3	$54.9	$58.1	$59.9	$59.9	$60.3	$60.6
2015		12.2	21.8	23.8	24.7	24.9	25.0	25.1	22.1	21.9
2016			10.0	24.5	27.4	29.4	30.4	30.5	27.3	27.1
2017				8.5	17.1	21.6	22.0	22.0	23.2	23.0
2018					6.9	20.3	24.3	25.4	27.8	29.0
2019						11.7	16.8	17.9	36.9	43.7
2020							12.1	24.7	28.9	34.0
2021								6.1	28.0	39.6
2022									16.2	62.3
2023										18.8
									Total	360.0
All outstanding liabilities before 2014, gross of amounts attributable to TPC Providers										—
Loss and LAE reserves, gross of amounts attributable to TPC Providers										$339.7

Specialty
	Average Annual Percentage Payout of Incurred Losses and LAE by Age, Gross of Amounts Attributable to TPC Providers
Years	1	2	3	4	5	6	7	8	9	10
	22.7%	32.5%	9.8%	7.4%	6.7%	5.9%	1.1%	0.8%	(3.8)%	(1.2)%

Marine & Energy
$ in Millions
	Incurred Loss and LAE, Net of Reinsurance
	For the Years Ended December 31,										As of December 31, 2023
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	Total IBNR plus expected development on reported claims	Cumulative number of reported claims
2014	$34.4	$20.2	$17.2	$16.3	$14.1	$13.7	$14.0	$13.8	$13.9	$13.6	$(.3)	2,572
2015		21.8	17.5	16.3	13.4	12.8	13.0	12.8	13.1	12.9	.1	3,242
2016			23.6	19.7	15.8	14.7	14.4	15.0	14.2	13.8	.1	3,770
2017				26.2	19.5	17.7	17.1	16.8	15.9	16.1	.3	4,133
2018					25.8	20.3	17.8	18.1	17.7	18.1	.5	3,225
2019						23.9	21.8	21.8	21.6	22.1	.9	2,366
2020							30.0	27.3	28.7	27.6	1.6	1,561
2021								86.8	69.8	67.7	9.3	1,461
2022									150.2	154.2	50.4	1,802
2023										197.8	154.8	1,539
									Total	$543.9

Marine & Energy
Millions
	Cumulative Paid Loss and LAE, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$5.9	$12.3	$13.4	$14.2	$14.3	$13.6	$13.8	$13.6	$13.9	$13.8
2015		4.0	7.9	9.7	11.1	10.5	10.6	11.0	11.6	11.7
2016			5.6	10.1	12.7	13.1	13.3	13.9	13.6	13.6
2017				5.1	11.2	12.9	14.2	14.2	14.2	14.1
2018					2.7	12.7	14.3	15.0	15.6	15.6
2019						3.4	10.7	12.7	14.5	15.5
2020							3.2	12.8	16.2	18.7
2021								6.3	24.5	38.5
2022									12.3	66.4
2023										10.6
									Total	218.5
All outstanding liabilities before 2014, net of reinsurance										6.3
Loss and LAE reserves, net of reinsurance										$331.7

Marine & Energy
	Average Annual Percentage Payout of Incurred Losses and LAE by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
	14.2%	34.9%	19.4%	6.1%	4.3%	6.5%	0.3%	0.3%	(0.3)%	0.1%

Marine & Energy
$ in Millions
	Incurred Loss and LAE, Gross of Amounts Attributable to TPC Providers
	For the Years Ended December 31,										As of December 31, 2023
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	Total IBNR plus expected development on reported claims	Cumulative number of reported claims
2014	$60.0	$40.5	$31.7	$28.7	$23.3	$22.4	$23.1	$22.4	$22.7	$22.5	$(.3)	2,572
2015		60.3	46.7	42.5	35.5	33.9	34.3	34.0	34.4	34.2	.1	3,242
2016			62.7	51.4	41.7	39.0	38.3	39.6	38.4	37.9	.1	3,770
2017				62.1	45.4	41.1	39.5	38.8	37.2	37.5	.3	4,133
2018					58.6	45.6	39.6	40.6	39.8	40.1	.5	3,225
2019						45.9	40.8	40.9	40.5	41.0	.9	2,366
2020							47.0	42.2	44.7	43.6	1.6	1,561
2021								94.3	73.8	71.7	9.3	1,461
2022									150.4	154.4	50.4	1,802
2023										197.8	154.8	1,539
									Total	$680.7

Marine & Energy
Millions
	Cumulative Paid Loss and LAE, Gross of Amounts Attributable to TPC Providers
	For the Years Ended December 31,
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$7.9	$17.7	$20.9	$23.7	$23.9	$22.1	$22.6	$22.2	$22.6	$22.6
2015		10.2	22.7	28.7	32.3	30.7	30.9	31.8	32.9	33.0
2016			16.6	28.9	35.4	36.4	36.8	38.2	37.7	37.7
2017				13.2	28.2	32.5	35.5	35.6	35.6	35.5
2018					6.6	31.1	34.9	36.6	37.7	37.7
2019						8.1	25.6	30.4	33.4	34.4
2020							6.8	26.2	32.1	34.7
2021								7.6	28.5	42.5
2022									12.4	66.6
2023										10.6
									Total	355.3
All outstanding liabilities before 2014, gross of amounts attributable to TPC Providers										6.3
Loss and LAE reserves, gross of amounts attributable to TPC Providers										$331.7

Marine & Energy
	Average Annual Percentage Payout of Incurred Losses and LAE by Age, Gross of Amounts Attributable to TPC Providers
Years	1	2	3	4	5	6	7	8	9	10
	16.2%	36.7%	18.1%	6.4%	3.6%	5.5%	0.8%	0.5%	(0.1)%	0.3%

Casualty-Active
$ in Millions
	Incurred Loss and LAE, Net of Reinsurance
	For the Years Ended December 31,										As of December 31, 2023
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	Total IBNR plus expected development on reported claims	Cumulative number of reported claims
2014	$13.3	$9.4	$8.4	$8.2	$8.1	$7.7	$7.8	$7.6	$7.8	$7.7	$.3	1,393
2015		9.6	9.8	8.2	8.1	7.4	7.2	7.0	7.3	7.5	.4	1,295
2016			8.8	8.3	8.9	9.0	9.1	9.2	9.2	10.1	.5	1,553
2017				11.6	11.7	10.8	9.4	9.1	10.5	10.7	1.1	1,632
2018					12.9	13.3	11.1	10.9	8.6	9.2	1.4	1,098
2019						14.8	13.7	12.4	10.6	11.4	2.6	954
2020							13.5	12.1	10.9	9.2	4.3	605
2021								21.4	22.4	16.6	12.4	842
2022									33.0	38.1	34.4	1,237
2023										61.0	57.9	1,065
									Total	$181.5

Casualty-Active
Millions
	Cumulative Paid Loss and LAE, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$1.3	$3.5	$4.2	$4.7	$5.2	$5.5	$5.9	$6.0	$6.2	$6.7
2015		1.8	2.4	3.2	4.4	4.7	4.9	5.1	5.5	6.1
2016			.2	1.0	2.3	4.0	4.6	5.3	6.5	8.1
2017				.8	1.7	2.8	3.4	4.2	5.7	7.5
2018					.3	1.4	3.5	4.3	4.3	6.2
2019						.3	1.4	2.3	3.0	5.7
2020							.5	1.0	2.0	3.3
2021								.5	.9	3.1
2022									.4	1.6
2023										.9
									Total	49.2
All outstanding liabilities before 2014, net of reinsurance										4.8
Loss and LAE reserves, net of reinsurance										$137.1

Casualty-Active
	Average Annual Percentage Payout of Incurred Losses and LAE by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
	4.8%	8.8%	14.2%	11.3%	8.8%	10.9%	6.1%	4.6%	2.0%	3.2%

Casualty-Active
$ in Millions
	Incurred Loss and LAE, Gross of Amounts Attributable to TPC Providers
	For the Years Ended December 31,										As of December 31, 2023
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	Total IBNR plus expected development on reported claims	Cumulative number of reported claims
2014	$20.9	$17.3	$14.6	$13.7	$13.5	$12.5	$12.7	$12.2	$12.7	$12.4	$.3	1,393
2015		20.3	21.1	16.0	15.6	13.8	13.3	13.0	13.5	13.7	.4	1,295
2016			17.7	16.2	17.8	18.0	18.2	18.4	18.5	19.4	.5	1,553
2017				21.8	22.2	19.9	16.5	15.8	18.3	18.5	1.1	1,632
2018					23.5	24.4	19.2	18.5	14.7	15.2	1.4	1,098
2019						23.3	20.6	17.4	14.3	15.2	2.6	954
2020							18.5	15.1	13.0	11.3	4.3	605
2021								22.7	23.1	17.3	12.4	842
2022									33.0	38.1	34.4	1,237
2023										61.0	57.9	1,065
									Total	$222.1

Casualty-Active
Millions
	Cumulative Paid Loss and LAE, Gross of Amounts Attributable to TPC Providers
	For the Years Ended December 31,
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$1.3	$3.7	$5.9	$7.6	$8.7	$9.5	$10.5	$10.7	$11.0	$11.5
2015		2.0	3.6	6.3	9.2	10.0	10.5	11.1	11.6	12.3
2016			.7	3.2	6.4	10.6	11.9	13.7	15.8	17.4
2017				2.6	4.8	7.5	9.1	10.9	13.5	15.3
2018					.8	3.5	8.5	10.3	10.3	12.2
2019						.8	3.3	5.6	6.8	9.4
2020							1.1	2.4	4.1	5.4
2021								1.0	1.6	3.8
2022									.5	1.6
2023										.9
									Total	89.8
All outstanding liabilities before 2014, gross of amounts attributable to TPC Providers										4.8
Loss and LAE reserves, gross of amounts attributable to TPC Providers										$137.1

Casualty-Active
	Average Annual Percentage Payout of Incurred Losses and LAE by Age, Gross of Amounts Attributable to TPC Providers
Years	1	2	3	4	5	6	7	8	9	10
	5.4%	10.1%	16.0%	12.6%	9.5%	12.2%	6.9%	4.7%	2.4%	4.6%

Casualty-Runoff
$ in Millions
	Incurred Loss and LAE, Net of Reinsurance
	For the Years Ended December 31,										As of December 31, 2023
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	Total IBNR plus expected development on reported claims	Cumulative number of reported claims
2014	$49.2	$48.4	$51.0	$54.0	$57.6	$59.1	$59.1	$58.9	$58.7	$59.7	$1.9	1,947
2015		36.7	32.1	33.3	36.8	36.5	37.5	36.8	39.3	40.3	2.0	2,000
2016			32.6	32.2	40.4	38.6	38.8	38.6	37.7	37.5	2.3	2,158
2017				30.6	34.0	31.4	32.1	31.6	29.9	28.3	2.9	1,603
2018					33.7	28.2	27.3	26.6	26.2	28.0	4.1	1,277
2019						26.6	23.3	23.4	24.9	23.6	5.8	971
2020							15.9	12.3	13.9	10.9	3.9	566
2021								10.5	7.0	5.5	3.0	282
2022									.8	2.6	1.8	77
2023										2.7	1.6	40
									Total	$239.1

Casualty-Runoff
Millions
	Cumulative Paid Loss and LAE, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$6.5	$23.2	$29.6	$36.5	$43.2	$47.0	$48.7	$49.4	$51.9	$54.9
2015		4.3	8.2	14.5	21.4	24.7	27.4	29.0	33.1	35.3
2016			3.9	10.2	17.7	22.7	25.4	27.8	28.7	31.0
2017				3.2	9.4	14.7	18.5	21.4	22.5	22.8
2018					3.4	7.4	12.6	14.9	16.3	18.2
2019						3.3	5.8	7.8	12.2	15.2
2020							.8	1.3	3.1	6.0
2021								.5	1.7	1.9
2022									.3	.5
2023										.9
									Total	186.7
All outstanding liabilities before 2014, net of reinsurance										28.9
Loss and LAE reserves, net of reinsurance										$81.3

Casualty-Runoff
	Average Annual Percentage Payout of Incurred Losses and LAE by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
	8.6%	14.0%	15.5%	14.8%	8.6%	7.0%	5.5%	4.2%	3.0%	2.1%

Casualty-Runoff
$ in Millions
	Incurred Loss and LAE, Gross of Amounts Attributable to TPC Providers
	For the Years Ended December 31,										As of December 31, 2023
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	Total IBNR plus expected development on reported claims	Cumulative number of reported claims
2014	$80.5	$82.9	$90.4	$100.6	$109.3	$113.2	$113.1	$112.8	$112.3	$113.5	$1.9	1,947
2015		85.5	72.6	76.5	85.1	84.4	86.8	85.2	89.4	90.5	2.0	2,000
2016			74.5	71.2	91.5	86.9	87.5	86.8	85.4	85.1	2.3	2,158
2017				63.9	72.2	65.9	67.4	66.1	63.2	61.6	2.9	1,603
2018					66.7	52.9	50.8	49.1	48.3	50.2	4.1	1,277
2019						44.0	36.2	36.6	39.2	37.8	5.8	971
2020							22.3	14.1	16.9	13.9	3.9	566
2021								14.8	8.7	7.1	3.0	282
2022									1.0	2.8	1.8	77
2023										2.7	1.6	40
									Total	$465.2

Casualty-Runoff
Millions
	Cumulative Paid Loss and LAE, Gross of Amounts Attributable to TPC Providers
	For the Years Ended December 31,
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$7.3	$27.4	$46.3	$69.5	$86.0	$95.6	$99.4	$101.2	$105.6	$108.6
2015		7.5	19.6	40.7	57.8	66.0	72.2	76.1	83.3	85.5
2016			11.9	31.4	50.1	62.6	68.9	74.8	76.4	78.6
2017				9.4	24.8	37.9	46.9	53.8	55.8	56.1
2018					8.5	18.3	30.6	36.1	38.4	40.4
2019						8.1	14.0	18.8	26.4	29.4
2020							1.8	3.0	6.1	9.0
2021								1.3	3.4	3.5
2022									.6	.8
2023										.9
									Total	412.8
All outstanding liabilities before 2014, gross of amounts attributable to TPC Providers										28.9
Loss and LAE reserves, gross of amounts attributable to TPC Providers										$81.3

Casualty-Runoff
	Average Annual Percentage Payout of Incurred Losses and LAE by Age, Gross of Amounts Attributable to TPC Providers
Years	1	2	3	4	5	6	7	8	9	10
	9.3%	14.5%	17.1%	16.4%	9.1%	7.0%	5.1%	5.1%	4.3%	2.6%

The following tables provide a reconciliation from the first table grouping above, presented net of reinsurance, and the second table grouping above, presented gross of amounts attributable to TPC Providers:

	December 31, 2023
	Cumulative Incurred Loss and LAE
Millions	Net of Reinsurance	Amounts Attributable to TPC Providers	Gross of Amounts Attributable to TPC Providers
Property and Accident & Health	$908.0	$268.8	$1,176.8
Specialty	580.4	119.3	699.7
Marine & Energy	543.9	136.8	680.7
Casualty – Active	181.5	40.6	222.1
Casualty – Runoff	239.1	226.1	465.2
Total	$2,452.9	$791.6	$3,244.5

	December 31, 2023
	Cumulative Paid Loss and LAE
Millions	Net of Reinsurance	Amounts Attributable to TPC Providers	Gross of Amounts Attributable to TPC Providers
Property and Accident & Health	$551.2	$268.8	$820.0
Specialty	240.7	119.3	360.0
Marine & Energy	218.5	136.8	355.3
Casualty – Active	49.2	40.6	89.8
Casualty – Runoff	186.7	226.1	412.8
Total	$1,246.3	$791.6	$2,037.9

	December 31, 2023
	Loss and LAE Reserves
Millions	Net of Reinsurance	Amounts Attributable to TPC Providers	Gross of Amounts Attributable to TPC Providers
Property and Accident & Health	$358.7	$—	$358.7
Specialty	339.7	—	339.7
Marine & Energy	331.7	—	331.7
Casualty – Active	137.1	—	137.1
Casualty – Runoff	81.3	—	81.3
Total	$1,248.5	$—	$1,248.5

4. Goodwill and Other Intangible Assets

As of December 31, 2023, goodwill and other intangible assets recognized in connection with business and asset acquisitions totaled $371 million, of which $276 million was attributable to White Mountains’s common shareholders. See Note 4 — “Goodwill and Other Intangible Assets.” Goodwill represents the excess of the amount paid to acquire subsidiaries over the fair value of identifiable net assets at the date of acquisition. Other intangible assets are recorded at their acquisition date fair values, which involves significant management judgment, the use of valuation models and assumptions that are inherently subjective. Goodwill and indefinite-lived intangible assets are not amortized but rather reviewed for potential impairment on an annual basis, or whenever indications of potential impairment exist. In the absence of any indications of potential impairment, the evaluation of goodwill and indefinite-lived intangible assets is performed no later than the interim period in which the anniversary of the acquisition date falls. Finite-lived intangible assets, which are amortized over their estimated economic lives, are reviewed for impairment only when events occur or there are changes in circumstances indicating that their carrying value may exceed fair value. An impairment exists when the carrying value of goodwill or other intangible assets exceeds fair value.

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
As of December 31, 2023, White Mountains had total goodwill and other intangible assets of $371 million, of which $293 million related to the acquisition of Ark. During 2023 and 2022, White Mountains performed its periodic reviews for potential impairment and did not recognize any impairments of goodwill and other intangible assets.
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
•claims arising from catastrophic events, such as hurricanes, windstorms, earthquakes, floods, wildfires, tornadoes, tsunamis, severe weather, public health crises, terrorist attacks, war and war-like actions, explosions, infrastructure failures or cyber attacks;
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
•the continued availability of fronting and reinsurance capacity;
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

Interest Rate and Credit Spread Risk

White Mountains invests in interest rate sensitive securities. White Mountains generally manages the interest rate risk associated with its portfolio of fixed maturity investments by monitoring the average duration of the portfolio. As of December 31, 2023, White Mountains’s fixed maturity investments are comprised primarily of debt securities issued by corporations, U.S. government and agency obligations, municipal obligations, mortgage and asset-backed securities and collateralized loan obligations.
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
The following table presents the estimated effects of hypothetical increases and decreases in market interest rates on White Mountains’s fixed maturity investments:

$ in Millions	Fair Value at December 31, 2023	Assumed Change in Relevant Interest Rate	Estimated Fair Value After Change in Interest Rate	Pre-Tax Increase (Decrease) in Fair Value
Fixed maturity investments	$2,109.3	100 bps decrease	$2,174.2	$64.9
		50 bps decrease	2,142.0	32.7
		50 bps increase	2,076.4	(32.9)
		100 bps increase	2,043.5	(65.8)

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

The following table presents the estimated pre-tax effects of hypothetical widening and tightening of credit spreads on White Mountains’s fixed maturity investments by asset class:

	December 31, 2023
Millions	Fair Value	Tighten 50	Tighten 25	Widen 25	Widen 50
U.S. government and agency obligations	$204.9	$—	$—	$—	$—
		Tighten 100	Tighten 50	Widen 50	Widen 100
Agency mortgage-backed securities	366.2	8.9	8.4	(10.2)	(20.0)
Other asset-backed securities	23.0	.2	.2	(.2)	(.4)
Non-agency: residential mortgage-backed securities	.2	—	—	—	—
		Tighten 200	Tighten 100	Widen 100	Widen 200
Debt securities issued by corporations	1,045.0	21.2	19.4	(30.6)	(61.1)
Municipal obligations	260.9	11.6	9.7	(12.5)	(25.0)
		Tighten 300	Tighten 200	Widen 200	Widen 300
Collateralized loan obligations	209.1	15.3	13.4	(18.3)	(27.4)

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

Common Equity Securities, Investment in MediaAlpha and Other Long-Term Investments Price Risk

The carrying values of White Mountains’s common equity securities, investment in MediaAlpha and other long-term investments are based on quoted market prices or management’s estimates of fair value as of the balance sheet date. Market prices of common equity securities, in general, are subject to fluctuations, which could cause the amount realized upon sale or exercise of these instruments to differ significantly from the current reported value. The fluctuations may result from perceived changes in the underlying economic characteristics of the investment, the relative price of alternative investments, supply and demand imbalances for a particular security or various other market factors. Assuming a hypothetical 10% and 30% increase or decrease in the value of White Mountains’s common equity securities, investment in MediaAlpha and other long-term investments as of December 31, 2023, the carrying value of White Mountains’s common equity securities, investment in MediaAlpha and other long-term investments would increase or decrease by $279 million and $837 million on a pre-tax basis, respectively.

Long-Term Obligations

    White Mountains records its financial instruments at fair value with the exception of debt obligations, which are recorded as debt at face value less unamortized original issue discount.
    The following table presents the fair value and carrying value of these financial instruments as of December 31, 2023 and December 31, 2022:

	December 31, 2023		December 31, 2022
Millions	Fair Value	Carrying Value (1)	Fair Value	Carrying Value (1)
HG Global Senior Notes	$158.7	$146.9	$155.7	$146.5
Ark 2007 Subordinated Notes	$30.5	$30.0	$28.4	$30.0
Ark 2021 Subordinated Notes	$171.8	$155.5	$163.1	$153.7
Kudu Credit Facility	$225.6	$203.8	$223.9	$208.3
Other Operations debt	$30.0	$28.4	$38.2	$36.7
(1)See Note 7 — “Debt” for details of debt arrangements.

The fair value estimates for the HG Global Senior Notes, Ark 2007 Subordinated Notes, Ark 2021 Subordinated Notes, Kudu Credit Facility and Other Operations debt have been determined based on a discounted cash flow approach and are considered to be Level 3 measurements.

Foreign Currency Exposure

As of December 31, 2023, White Mountains had foreign currency exposure on $204 million of net assets primarily related to Ark/WM Outrigger’s non-U.S. business, Kudu’s non-U.S. Participation Contracts and certain other foreign consolidated and unconsolidated entities.
The following table presents the fair value of White Mountains’s foreign denominated net assets (liabilities) by segment as of December 31, 2023:

Currency $ in Millions	Ark/ WM Outrigger	Kudu	Other Operations	Total Fair Value	% of Total Shareholders’ Equity
CAD	$84.0	$73.6	$—	$157.6	3.5%
AUD	26.8	60.0	—	86.8	1.9
EUR	(50.9)	19.1	14.3	(17.5)	(.4)
GBP	(24.0)	—	—	(24.0)	(.5)
All other	—	—	.9	.9	—
Total	$35.9	$152.7	$15.2	$203.8	4.5%

The following table illustrates the pre-tax effect that a hypothetical 20% increase (i.e., U.S. dollar strengthening) or decrease (i.e., U.S. dollar weakening) in the rate of exchange from the foreign currencies to the U.S. dollar would have on the carrying value of White Mountains’s foreign denominated net assets as of December 31, 2023:

$ in Millions
Carrying Value of Foreign Denominated Net Assets	Hypothetical Change	Hypothetical Pre-Tax Increase (Decrease) in Carrying Value	Hypothetical Percentage Increase (Decrease) in Stockholders’ Equity
$203.8	20% increase	$(40.8)	(1.0)%
	20% decrease	$40.8	1.0%

Item 8.  Financial Statements and Supplementary Data

The financial statements and supplementary data have been filed as a part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 103 of this report.
The financial statements of MediaAlpha for the years ended December 31, 2023, 2022 and 2021 have been filed as a part of this Annual Report on Form 10-K (see Exhibit 99.1 on page 101 of this report).

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

The Principal Executive Officer (“PEO”) and the Principal Financial Officer (“PFO”) of White Mountains have evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2023. Based on that evaluation, the PEO and PFO have concluded that White Mountains’s disclosure controls and procedures are adequate and effective.
The PEO and the PFO of White Mountains have evaluated the effectiveness of its internal control over financial reporting as of December 31, 2023. Based on that evaluation, the PEO and PFO have concluded that White Mountains’s internal control over financial reporting is effective. Management’s annual report on internal control over financial reporting is included on page F-73 of this report. The attestation report on the effectiveness of our internal control over financial reporting by PricewaterhouseCoopers LLP is included on page F-74 of this report.
There has been no change in White Mountains’s internal controls over financial reporting that occurred during the fourth quarter of 2023 that has materially affected, or is reasonably likely to materially affect, White Mountains’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Reported under the captions “The Board of Directors”, “Corporate Governance—Committees of the Board—Compensation/Nominating & Governance Committee” and “Corporate Governance—Committees of the Board—Audit Committee” in the Company’s 2024 Proxy Statement, herein incorporated by reference, and under the caption “Information About Our Executive Officers” of this Annual Report on Form 10-K.
The Company’s Code of Business Conduct, which applies to all directors, officers and employees in carrying out their responsibilities to and on behalf of the Company, is available at www.whitemountains.com and is also included as Exhibit 14 on the Form 10-K. The Company’s Code of Business Conduct is also available in print free of charge to any shareholder upon request.
There have been no material changes to the procedures by which shareholders may recommend nominees to the Company’s Board of Directors. The procedures for shareholders to nominate directors are reported under the caption “Corporate Governance—Consideration of Director Nominees” in the Company’s 2024 Proxy Statement, herein incorporated by reference.

Item 11.  Executive Compensation

Reported under the captions “Executive Compensation”, “CEO Pay Ratio” and “Corporate Governance—Committees of the Board—Compensation/Nominating & Governance Committee” in the Company’s 2024 Proxy Statement, herein incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Reported under the captions “Voting Securities and Principal Holders Thereof” and “Equity Compensation Plan Information” in the Company’s 2024 Proxy Statement, herein incorporated by reference.

Item 13.  Certain Relationships, Related Transactions and Director Independence

Reported under the caption “Transactions with Related Persons, Promoters and Certain Control Persons” and “Corporate Governance—Director Independence” in the Company’s 2024 Proxy Statement, herein incorporated by reference.

Item 14.  Principal Accountant Fees and Services

Reported under the caption “Principal Accountant Fees and Services” in the Company’s 2024 Proxy Statement, herein incorporated by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

a.                                       Documents Filed as Part of the Report

The financial statements and financial statement schedules and reports of independent auditors have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 103 of this report. A listing of exhibits filed as part of the report appear below through page 101 of this report.

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
10.1
White Mountains Long-Term Incentive Plan, as amended (incorporated by reference herein to Appendix A of the Company’s Notice of 2019 Annual General Meeting of Members and Proxy Statement dated April 8, 2019)

10.2
Regulation 114 Trust Agreement by and among Build America Mutual Assurance Company, HG Re Ltd. and The Bank of New York Mellon, dated as of July 20, 2012 (incorporated by reference herein to Exhibit 10.2 of the Company’s Report on Form 10-Q dated October 30, 2012)

10.3
Third Amended and Restated Surplus Note Purchase Agreement between Build America Mutual Assurance Company, as Issuer and HG Holdings Ltd. and HG Re Ltd. as Purchasers, dated January 15, 2020 (incorporated by reference herein to Exhibit 10.1 of the Company’s Report on Form 10-Q dated August 7, 2023)

10.4
Third Amended and Restated Supplemental Trust Agreement by and among Build America Mutual Assurance Company, HG Re Ltd. and The Bank of New York Mellon, dated January 15, 2020 (incorporated by reference herein to Exhibit 10.2 of the Company’s Report on Form 10-Q dated August 7, 2023)

10.5	White Mountains Bonus Plan (incorporated by reference herein to Exhibit 10.1 of the Company’s Report on Form 10-Q dated May 6, 2022)
10.6
Loan and Servicing Agreement dated as of March 23, 2021 among Kudu Investment Management, LLC, Kudu Investment Holdings, LLC, Kudu Investments US, LLC, KFO Holdings, Ltd., KWCP Holdings UK, Ltd., Massachusetts Mutual Life Insurance Company and Alter Domus (incorporated by reference herein to Exhibit 10.1 of the Company’s Report on Form 10-Q dated November 8, 2021) (**)

10.7
First Amendment to Loan and Servicing Agreement dated as of June 28, 2023 among Kudu Investment Management, LLC, Kudu Investment Holdings, LLC, Kudu Investments US, LLC, KFO Holdings, Ltd., KWCP Holdings UK, Ltd., Massachusetts Mutual Life Insurance Company and Alter Domus (incorporated by reference herein to Exhibit 10.3 of the Company’s Report on Form 10-Q dated August 7, 2023) (**)

10.8
Paying Agency Agreement dated 13 July 2021 between Group Ark Insurance Limited, The Bank of New York Mellon, London Branch and The Bank of New York Mellon SA/NV, Dublin Branch (incorporated by reference herein to Exhibit 10.2 of the Company’s Report on Form 10-Q dated November 8, 2021) (**)

10.9
Paying Agency Agreement dated 11 August 2021 between Group Ark Insurance Limited, The Bank of New York Mellon, London Branch and The Bank of New York Mellon SA/NV, Dublin Branch (incorporated by reference herein to Exhibit 10.3 of the Company’s Report on Form 10-Q dated November 8, 2021) (**)

Exhibit Number	Name
10.10
Paying Agency Agreement dated 8 September 2021 between Group Ark Insurance Limited, The Bank of New York Mellon, London Branch and The Bank of New York Mellon SA/NV, Dublin Branch (incorporated by reference herein to Exhibit 10.4 of the Company’s Report on Form 10-Q dated November 8, 2021) (**)

10.11	Offer Letter, dated as of November 29, 2021, between the Company and Liam Caffrey (incorporated by reference herein to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated November 29, 2021)
10.12
Loan and Security Agreement, dated as of March 31, 2022 among HG Global Ltd., Hudson Structured Capital Management Ltd. and the lenders from time to time party thereto (incorporated by reference herein to Exhibit 10.2 of the Company’s Report on Form 10-Q dated May 6, 2022) (**)

10.13
Agreement and Plan of Merger by and among PM Holdings LLC, WM Pierce Merger Sub LLC, White Mountains Insurance Group, LTD., Bamboo Ide8 Insurance Services LLC and John Chu, as the Unitholders’ Representative, dated as of October 19, 2023 (incorporated by reference herein to Exhibit 10.1 of the Company’s Report on Form 10-Q dated November 6, 2023)

14
The Company’s Code of Business Conduct, which applies to all directors, officers and employees in carrying out their responsibilities to and on behalf of the Company (incorporated by reference herein to Exhibit 14 of the Company’s 2015 Annual Report on Form 10-K)

21	Subsidiaries of the Registrant (*)
23.1	Consent of PricewaterhouseCoopers, LLP (*)
23.2	Consent of PricewaterhouseCoopers, LLP for MediaAlpha, Inc. (*)
24	Powers of Attorney (*)
31.1	Principal Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (*)
31.2	Principal Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (*)
32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
97.1	White Mountains Insurance Group, Ltd. Recovery Policy (*)
99.1
MediaAlpha, Inc.’s Consolidated Financial Statements as of December 31, 2023 and 2022 and for the three years in the period ended December 31, 2023 (incorporated by reference herein from Item 8 of MediaAlpha, Inc.’s 2023 Annual Report on Form 10-K dated February 22, 2024, Commission file number: 001-39671) (***)

101	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(*)    Included herein.
(**)     Portions of this exhibit are redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
(***)     Exhibit 99.1 to this Annual Report on Form 10-K is being filed to provide audited financial statements and the related footnotes as of December 31, 2023 and 2022 and for the three years in the period ended December 31, 2023. The management of MediaAlpha is solely responsible for the form and content of the MediaAlpha financial statements. White Mountains has no responsibility for the form or content of the MediaAlpha financial statements since it does not control MediaAlpha.

c.                                       Financial Statement Schedules and Separate Financial Statements of Subsidiaries Not Consolidated and Fifty Percent or Less Owned Persons

The financial statement schedules and report of independent registered public accounting firm have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 103 of this report.
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

WHITE MOUNTAINS INSURANCE GROUP, LTD.

Date:	February 26, 2024	By:	/s/ MICHAELA J. HILDRETH
Michaela J. Hildreth
Managing Director and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ LIAM P. CAFFREY	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2024
Liam P. Caffrey
REID T. CAMPBELL*	Director	February 26, 2024
Reid T. Campbell
PETER M. CARLSON*	Director	February 26, 2024
Peter M. Carlson
MARY C. CHOKSI*	Director	February 26, 2024
Mary C. Choksi
MARGARET DILLON*	Director	February 26, 2024
Margaret Dillon
PHILIP A. GELSTON*	Director	February 26, 2024
Philip A. Gelston
WESTON M. HICKS*	Chairman	February 26, 2024
Weston M. Hicks
/s/ MICHAELA J. HILDRETH	Managing Director and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2024
Michaela J. Hildreth
/s/ G. MANNING ROUNTREE	Chief Executive Officer (Principal Executive Officer)	February 26, 2024
G. Manning Rountree
SUZANNE F. SHANK*	Director	February 26, 2024
Suzanne F. Shank
DAVID A. TANNER*	Director	February 26, 2024
David A. Tanner
STEVEN M. YI*	Director	February 26, 2024
Steven M. Yi

* By:	/s/ G. MANNING ROUNTREE
G. Manning Rountree, Attorney-in-Fact

WHITE MOUNTAINS INSURANCE GROUP, LTD.
Index to Consolidated Financial Statements and Financial Statement Schedules

CONSOLIDATED BALANCE SHEETS

	December 31,
Millions, Except Share and Per Share Amounts	2023	2022
Assets
Financial Guarantee (HG Global/BAM)
Fixed maturity investments, at fair value	$1,012.3	$909.9
Short-term investments, at fair value	70.6	65.9
Total investments	1,082.9	975.8
Cash	6.7	18.2
Insurance premiums receivable	5.5	6.6
Deferred acquisition costs	40.1	36.0
Other assets	36.8	21.9
Total Financial Guarantee assets	1,172.0	1,058.5
P&C Insurance and Reinsurance (Ark/WM Outrigger)
Fixed maturity investments, at fair value	866.8	772.8
Common equity securities, at fair value	400.6	334.6
Short-term investments, at fair value	962.8	484.6
Other long-term investments	440.9	373.6
Total investments	2,671.1	1,965.6
Cash (restricted $0.7, $6.1)	90.5	101.5
Reinsurance recoverables	442.0	595.3
Insurance premiums receivable	612.2	544.1
Deferred acquisition costs	145.3	127.2
Goodwill and other intangible assets	292.5	292.5
Other assets	125.0	65.2
Total P&C Insurance and Reinsurance assets	4,378.6	3,691.4
Asset Management (Kudu)
Short-term investments, at fair value	29.3	—
Other long-term investments	896.3	695.9
Total investments	925.6	695.9
Cash (restricted $0.0, $12.2)	1.4	101.4
Accrued investment income	17.6	12.4
Goodwill and other intangible assets	8.3	8.6
Other assets	6.5	7.6
Total Asset Management assets	959.4	825.9
Other Operations
Fixed maturity investments, at fair value	230.2	238.2
Common equity securities, at fair value	137.8	333.8
Investment in MediaAlpha, at fair value	254.9	168.6
Short-term investments, at fair value	425.2	373.6
Other long-term investments	661.0	418.5
Total investments	1,709.1	1,532.7
Cash	23.8	33.9
Goodwill and other intangible assets	69.8	91.3
Other assets	73.2	155.6
Total Other Operations assets	1,875.9	1,813.5
Total assets	$8,385.9	$7,389.3
See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	December 31,
Millions, Except Share and Per Share Amounts	2023	2022
Liabilities
Financial Guarantee (HG Global/BAM)
Unearned insurance premiums	$325.8	$298.3
Debt	146.9	146.5
Accrued incentive compensation	27.2	28.0
Other liabilities	31.8	29.0
Total Financial Guarantee liabilities	531.7	501.8
P&C Insurance and Reinsurance (Ark/WM Outrigger)
Loss and loss adjustment expense reserves	1,605.1	1,296.5
Unearned insurance premiums	743.6	623.2
Debt	185.5	183.7
Reinsurance payable	81.1	251.1
Contingent consideration	94.0	45.3
Other liabilities	166.8	122.3
Total P&C Insurance and Reinsurance liabilities	2,876.1	2,522.1
Asset Management (Kudu)
Debt	203.8	208.3
Other liabilities	71.6	65.0
Total Asset Management liabilities	275.4	273.3
Other Operations
Debt	28.4	36.7
Accrued incentive compensation	87.7	86.1
Other liabilities	25.0	34.3
Total Other Operations liabilities	141.1	157.1
Total liabilities	3,824.3	3,454.3
Equity
White Mountains’s common shareholders’ equity
White Mountains’s common shares at $1 par value per share—authorized 50,000,000 shares; issued and outstanding 2,560,452 and 2,572,156 shares	2.6	2.6
Paid-in surplus	548.7	536.0
Retained earnings	3,690.8	3,211.8
Accumulated other comprehensive income (loss), after-tax:
Net unrealized gains (losses) from foreign currency translation and interest rate swap	(1.6)	(3.5)
Total White Mountains’s common shareholders’ equity	4,240.5	3,746.9
Noncontrolling interests	321.1	188.1
Total equity	4,561.6	3,935.0
Total liabilities and equity	$8,385.9	$7,389.3
See Notes to Consolidated Financial Statements including Note 13 Common Shareholders’ Equity and Noncontrolling Interests and Note 19 Commitments and Contingencies.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
Millions	2023	2022	2021
Revenues:

Financial Guarantee (HG Global/BAM)
Earned insurance premiums	$31.2	$33.3	$26.9
Net investment income	31.7	21.5	17.5
Net realized and unrealized investment gains (losses)	26.6	(105.8)	(22.9)
Other revenues	2.9	4.6	1.5
Total Financial Guarantee revenues	92.4	(46.4)	23.0

P&C Insurance and Reinsurance (Ark/WM Outrigger)
Earned insurance premiums	1,409.7	1,043.4	637.3
Net investment income	61.4	16.3	2.9
Net realized and unrealized investment gains (losses)	85.9	(55.2)	16.5
Other revenues	0.8	5.0	11.8
Total P&C Insurance and Reinsurance revenues	1,557.8	1,009.5	668.5

Asset Management (Kudu)
Net investment income	71.0	54.4	43.9
Net realized and unrealized investment gains (losses)	106.1	64.1	89.9
Other revenues	—	—	.2
Total Asset Management revenues	177.1	118.5	134.0

Other Operations
Net investment income	30.1	32.2	18.2
Net realized and unrealized investment gains (losses)	188.5	(1.6)	50.7
Net realized and unrealized investment gains (losses) from investment in MediaAlpha	27.1	(93.0)	(380.3)
Commission revenues	13.2	11.5	9.6
Other revenues	80.5	127.2	90.7
Total Other Operations revenues	339.4	76.3	(211.1)
Total revenues	$2,166.7	$1,157.9	$614.4
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

	Year Ended December 31,
Millions	2023	2022	2021
Expenses:

Financial Guarantee (HG Global/BAM)
Acquisition expenses	$8.6	$11.2	$8.3
General and administrative expenses	68.9	69.1	57.1
Interest expense	16.5	8.3	—
Total Financial Guarantee expenses	94.0	88.6	65.4

P&C Insurance and Reinsurance (Ark/WM Outrigger)
Loss and loss adjustment expenses	726.8	536.4	314.8
Acquisition expenses	281.5	239.4	178.0
General and administrative expenses	162.0	106.2	110.0
Change in fair value of contingent consideration	48.7	17.3	5.5
Interest expense	21.3	15.1	7.3
Total P&C Insurance and Reinsurance expenses	1,240.3	914.4	615.6

Asset Management (Kudu)
General and administrative expenses	19.4	14.7	14.8
Interest expense	21.2	15.0	11.7
Total Asset Management expenses	40.6	29.7	26.5

Other Operations
Cost of sales	40.4	98.6	69.3
General and administrative expenses	182.3	174.1	109.7
Interest expense	3.7	1.9	1.5
Total Other Operations expenses	226.4	274.6	180.5
Total expenses	1,601.3	1,307.3	888.0
Pre-tax income (loss) from continuing operations	565.4	(149.4)	(273.6)
Income tax (expense) benefit	15.5	(41.4)	(44.4)
Net income (loss) from continuing operations	580.9	(190.8)	(318.0)
Net income (loss) from discontinued operations, net of tax - NSM Group	—	16.4	(22.6)
Net gain (loss) from sale of discontinued operations, net of tax - NSM Group	—	886.8	—
Net gain (loss) from sale of discontinued operations, net of tax - Sirius Group	—	—	18.7
Net income (loss)	580.9	712.4	(321.9)
Net (income) loss attributable to noncontrolling interests	(71.7)	80.4	46.5
Net income (loss) attributable to White Mountains’s common shareholders	$509.2	$792.8	$(275.4)
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
Millions, except for per share amounts	2023	2022	2021
Net income (loss) attributable to White Mountains’s common shareholders	$509.2	$792.8	$(275.4)
Other comprehensive income (loss), net of tax	2.4	(3.8)	1.7
Other comprehensive income (loss) from discontinued operations, net of tax - NSM Group	—	(5.2)	.2
Net gain (loss) from foreign currency translation from sale of discontinued operations, net of tax - NSM Group	—	2.9	—
Comprehensive income (loss)	511.6	786.7	(273.5)
Other comprehensive (income) loss attributable to noncontrolling interests	(.5)	.9	.2
Comprehensive income (loss) attributable to White Mountains’s common shareholders	$511.1	$787.6	$(273.3)

Earnings (loss) per share attributable to White Mountains’s common shareholders:

Basic earnings (loss) per share
Continuing operations	$198.60	$(38.34)	$(88.52)
Discontinued operations	—	315.30	(.94)
Total consolidated operations	$198.60	$276.96	$(89.46)
Diluted earnings (loss) per share
Continuing operations	$198.60	$(38.34)	$(88.52)
Discontinued operations	—	315.30	(.94)
Total consolidated operations	$198.60	$276.96	$(89.46)
Dividends declared and paid per White Mountains’s common share	$1.00	$1.00	$1.00
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	White Mountains’s Common Shareholders’ Equity
Millions	Common Shares and Paid-in Surplus	Retained Earnings	AOCL, After-tax	Total	Noncontrolling Interests	Total Equity
Balances as of December 31, 2020	$595.2	$3,311.2	$(.4)	$3,906.0	$(88.1)	$3,817.9
Net income (loss)	—	(275.4)	—	(275.4)	(46.5)	(321.9)
Other comprehensive income (loss), net of tax	—	—	1.9	1.9	—	1.9
Other comprehensive income from discontinued operations, net of tax - NSM Group	—	—	.2	.2	—	.2
Comprehensive income (loss)	—	(275.4)	2.1	(273.3)	(46.5)	(319.8)
Dividends declared on common shares	—	(3.1)	—	(3.1)	—	(3.1)
Dividends to noncontrolling interests	—	—	—	—	(2.3)	(2.3)
Issuances of common shares	1.9	—	—	1.9	—	1.9
Issuances of shares of noncontrolling interest	—	—	—	—	6.5	6.5
Repurchases and retirements of common shares	(18.9)	(88.6)	—	(107.5)	—	(107.5)
BAM member surplus contribution, net of tax	—	—	—	—	62.2	62.2
Amortization of restricted share awards	14.7	—	—	14.7	—	14.7
Recognition of equity-based compensation expense of subsidiaries	3.0	—	—	3.0	.5	3.5
Net contributions (distributions) and dilution from other noncontrolling interests	(7.0)	13.4	—	6.4	(6.0)	.4
Acquisition of noncontrolling interests	—	—	—	—	230.3	230.3
Balances as of December 31, 2021	588.9	2,957.5	1.7	3,548.1	156.6	3,704.7
Net income (loss)	—	792.8	—	792.8	(80.4)	712.4
Other comprehensive income (loss), net of tax	—	—	(2.9)	(2.9)	(.9)	(3.8)
Other comprehensive income from discontinued operations, net of tax - NSM Group	—	—	(5.2)	(5.2)	—	(5.2)
Net gain (loss) from foreign currency translation from sale of discontinued operations, net of tax - NSM Group	—	—	2.9	2.9	—	2.9
Comprehensive income (loss)	—	792.8	(5.2)	787.6	(81.3)	706.3
Dividends declared on common shares	—	(3.0)	—	(3.0)	—	(3.0)
Dividends to noncontrolling interests	—	—	—	—	(8.0)	(8.0)
Issuances of common shares	3.0	—	—	3.0	—	3.0
Issuance of shares of noncontrolling interest	—	—	—	—	74.6	74.6
Repurchases and retirements of common shares	(90.0)	(525.8)	—	(615.8)	—	(615.8)
BAM member surplus contribution, net of tax	—	—	—	—	81.4	81.4
Amortization of restricted share awards	14.0	—	—	14.0	—	14.0
Recognition of equity-based compensation expense of subsidiaries	8.6	—	—	8.6	.9	9.5
Net contributions (distributions) and dilution from other noncontrolling interests	14.1	(9.7)	—	4.4	(18.6)	(14.2)
Acquisition of noncontrolling interests	—	—	—	—	(17.5)	(17.5)
Balances as of December 31, 2022	538.6	3,211.8	(3.5)	3,746.9	188.1	3,935.0
Net income (loss)	—	509.2	—	509.2	71.7	580.9
Other comprehensive income (loss), net of tax	—	—	1.9	1.9	.5	2.4
Total comprehensive income (loss)	—	509.2	1.9	511.1	72.2	583.3
Dividends declared on common shares	—	(2.6)	—	(2.6)	—	(2.6)
Dividends to noncontrolling interests	—	—	—	—	(8.9)	(8.9)
Issuances of common shares	2.1	—	—	2.1	—	2.1
Repurchases and retirements of common shares	(5.1)	(27.6)	—	(32.7)	—	(32.7)
BAM member surplus contribution, net of tax	—	—	—	—	72.8	72.8
Amortization of restricted share awards	15.3	—	—	15.3	—	15.3
Recognition of equity-based compensation expense of subsidiaries	1.7	—	—	1.7	.7	2.4
Net contributions (distributions) and dilution from other noncontrolling interests	(1.3)	—	—	(1.3)	5.6	4.3
Acquisition of noncontrolling interests	—	—	—	—	(9.4)	(9.4)
Balances as of December 31, 2023	$551.3	$3,690.8	$(1.6)	$4,240.5	$321.1	$4,561.6
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
Millions	2023	2022	2021
Cash flows from operations:
Net income (loss)	$580.9	$712.4	$(321.9)
Adjustments to reconcile net income to net cash provided from (used for) operations:
Net realized and unrealized investment (gains) losses	(407.1)	98.5	(134.2)
Net realized and unrealized investment (gains) losses from investment in MediaAlpha	(27.1)	93.0	380.3
Deferred income tax expense (benefit)	(46.9)	12.9	34.7
Amortization of restricted share awards	15.3	14.0	14.7
Amortization (accretion) and depreciation	(17.8)	4.3	21.6
Change in fair value of contingent consideration - Ark	48.7	17.3	5.5
Net (income) loss from discontinued operation, net of tax - NSM Group	—	(16.4)	22.6
Net (gain) loss from sale of discontinued operations, net of tax - NSM Group	—	(886.8)	—
Net (gain) loss from sale of discontinued operations, net of tax - Sirius Group	—	—	(18.7)
Other operating items:
Net change in reinsurance recoverables	153.3	(79.8)	88.0
Net change in insurance premiums receivable	(67.0)	(127.8)	(179.3)
Net change in deferred acquisition costs and value of in-force business acquired	(22.2)	(21.9)	(41.8)
Net change in loss and loss adjustment expense reserves	308.6	401.8	198.7
Net change in unearned insurance premiums	147.9	159.3	198.6
Net change in reinsurance payable	(170.0)	(173.0)	(104.2)
Contributions to Kudu’s Participation Contracts	(163.8)	(99.8)	(223.4)
Proceeds from Kudu’s Participation Contracts sold	75.2	137.5	44.4
Net other operating activities	(3.9)	80.8	10.7
Net cash provided from (used for) operations - continuing operations	404.1	326.3	(3.7)
Net cash provided from (used for) operations - NSM Group discontinued operations (Note 20)	—	38.7	42.3
Net cash provided from (used for) operations	404.1	365.0	38.6
Cash flows from investing activities:
Net change in short-term investments	(495.8)	(455.1)	59.8
Sales of fixed maturity investments	195.1	188.7	286.3
Maturities, calls and paydowns of fixed maturity investments	266.5	198.5	199.0
Sales of common equity securities and investment in MediaAlpha	261.6	—	176.8
Distributions and redemptions of other long-term investments	116.9	115.4	106.4
Proceeds from the sale of NSM Group and Other Operating Businesses, net of cash sold of $0.8, $144.4 and $0.0	17.3	1,392.0	—
Release of cash pre-funded/placed in escrow for Ark Transaction	—	—	646.3
Release of cash (pre-funding) for ILS funds managed by Elementum	70.0	(70.0)	—
Purchases of fixed maturity investments	(592.7)	(585.5)	(1,219.4)
Purchases of common equity securities	(114.2)	(424.5)	(203.4)
Purchases of other long-term investments	(265.2)	(178.8)	(218.0)
Purchases of consolidated subsidiaries, net of cash acquired of $0.0, $0.3, and $52.2	—	(67.9)	10.6
Net other investing activities	(3.4)	(4.4)	3.8
Net cash provided from (used for) investing activities - continuing operations	(543.9)	108.4	(151.8)
Net cash provided from (used for) investing activities - NSM Group discontinued operations (Note 20)	—	7.1	(56.5)
Net cash provided from (used for) investing activities	(543.9)	115.5	(208.3)
Cash flows from financing activities:
Draw down of debt and revolving lines of credit	12.4	213.8	401.7
Repayment of debt and revolving lines of credit	(25.7)	(56.7)	(120.1)
Cash dividends paid to common shareholders	(2.6)	(3.0)	(3.1)
Repurchases and retirements of common shares	(32.7)	(615.8)	(107.5)
Net contributions from (distributions to) other noncontrolling interests	(3.0)	(21.6)	.7
Net (contributions to) distributions from discontinued operations	—	11.6	—
Issuances of shares to noncontrolling interests	—	74.6	6.5
BAM member surplus contributions	72.8	81.4	62.2
Fidus Re premium payments	(13.6)	(10.1)	(8.8)
Net other financing activities	(.4)	(1.6)	(13.0)
Net cash provided from (used for) financing activities - continuing operations	7.2	(327.4)	218.6
Net cash provided from (used for) financing activities - NSM Group discontinued operations (Note 20)	—	(17.5)	(1.0)
Net cash provided from (used for) financing activities – continuing operations	7.2	(344.9)	217.6
Net change in cash during the period - continuing operations	(132.6)	107.3	63.1
Cash balance at beginning of year (includes restricted cash balances of $18.3, $4.5 and $0.0 and excludes discontinued operations cash balances $0.0, $111.6 and $126.6)	255.0	147.7	84.6
Cash balance at end of year (includes restricted cash balances of $0.7, $18.3 and $4.5 and excludes discontinued operations cash balances of $0.0, $0.0 and $111.6	$122.4	$255.0	$147.7
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

Consolidation Principles
Under GAAP, the Company is required to consolidate any entity in which it holds a controlling financial interest. A controlling financial interest is usually in the form of an investment representing the majority of the subsidiary’s voting interests. However, a controlling financial interest may also arise from a financial interest in a variable interest entity (“VIE”) through arrangements that do not involve ownership of voting interests. The Company consolidates a VIE if it determines that it is the primary beneficiary. The primary beneficiary is defined as the entity who holds a variable interest that gives it both the power to direct the VIE’s activities that most significantly impact its economic performance and the obligation to absorb losses of, or the right to receive returns from, the VIE that could potentially be significant to the VIE. See Note 17 — “Variable Interest Entities”.
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

Reportable Segments
As of December 31, 2023, White Mountains conducted its operations through three reportable segments: (1) HG Global/BAM, (2) Ark/WM Outrigger, and (3) Kudu, with our remaining operating businesses, holding companies and other assets included in Other Operations. White Mountains has made its segment determination based on consideration of the following criteria: (i) the nature of the business activities of each of the Company’s subsidiaries and affiliates; (ii) the manner in which the Company’s subsidiaries and affiliates are organized; (iii) the existence of primary managers responsible for specific subsidiaries and affiliates; and (iv) the organization of information provided to the Company’s chief operating decision makers and its Board of Directors. See Note 15 — “Segment Information”.

The HG Global/BAM segment consists of HG Global Ltd. and its wholly-owned subsidiaries (collectively, “HG Global”) and the consolidated results of Build America Mutual Assurance Company (“BAM”) (collectively with HG Global, “HG Global/BAM”). BAM is the first and only mutual municipal bond insurance company in the United States. By insuring the timely payment of principal and interest, BAM provides market access to, and lowers interest expense for, issuers of municipal bonds used to finance essential public purpose projects, such as schools, utilities and transportation facilities. BAM is owned by and operated for the benefit of its members, the municipalities that purchase BAM’s insurance for their debt issuances. HG Global was established to fund the startup of BAM and, through its reinsurance subsidiary HG Re Ltd. (“HG Re”), to provide up to 15%-of-par, first loss reinsurance protection for policies underwritten by BAM. HG Global, together with its subsidiaries, funded the initial capitalization of BAM through the purchase of $503.0 million of surplus notes issued by BAM (the “BAM Surplus Notes”). As of December 31, 2023 and 2022, White Mountains owned 96.9% of HG Global's preferred equity and 88.4% of its common equity. White Mountains does not have an ownership interest in BAM. However, White Mountains is required to consolidate BAM’s results in its financial statements because BAM is a VIE for which White Mountains is the primary beneficiary. BAM’s results are all attributed to noncontrolling interests.
The Ark/WM Outrigger segment consists of Ark Insurance Holdings Limited and its subsidiaries (collectively, “Ark”) and Outrigger Re Ltd. Segregated Account 2023-1 (“WM Outrigger Re”) (collectively with Ark, “Ark/WM Outrigger”). Ark is a specialty property and casualty insurance and reinsurance company that offers a wide range of niche insurance and reinsurance products, including property, specialty, marine & energy, casualty and accident & health. Ark underwrites select coverages through Lloyd’s Syndicates 4020 and 3902 (the “Syndicates”) and its wholly-owned subsidiary Group Ark Insurance Limited (“GAIL”). White Mountains acquired a controlling ownership interest in Ark on January 1, 2021 (the “Ark Transaction”). See Note 2 — “Significant Transactions”. As of December 31, 2023 and 2022, White Mountains owned 72.0% of Ark on a basic shares outstanding basis (61.9% and 63.0% after taking account of management’s equity incentives). The remaining shares are owned by current and former employees. In the future, management rollover shareholders could earn additional shares in Ark if and to the extent that White Mountains achieves certain thresholds for its multiple of invested capital return. If fully earned, these additional shares would represent 12.5% of the shares outstanding at closing. For the years of account prior to the Ark Transaction, a significant proportion of the Syndicates’ underwriting capital was provided by third-party insurance and reinsurance groups (“TPC Providers”) using whole account reinsurance contracts with Ark’s corporate member. For the years of account subsequent to the Ark Transaction, Ark is no longer using TPC Providers to provide underwriting capital for the Syndicates. Captions within results of operations and other comprehensive income are shown net of amounts relating to the TPC Providers’ share of the Syndicates’ results, including investment results. During the fourth quarter of 2022, Ark sponsored the formation of Outrigger Re Ltd., a Bermuda company registered as a special purpose insurer and segregated accounts company, to provide collateralized reinsurance protection on Ark’s Bermuda global property catastrophe excess of loss portfolio written in the 2023 underwriting year. Outrigger Re Ltd. issued non-voting redeemable preference shares on behalf of four segregated accounts to White Mountains and unrelated third-party investors. White Mountains consolidates the results of its segregated account, WM Outrigger Re, in its financial statements. See Note 2 — “Significant Transactions.” As of December 31, 2023 and 2022, White Mountains owned 100.0% of WM Outrigger Re’s preferred equity. During the fourth quarter of 2023, Ark renewed Outrigger Re Ltd.in the 2024 underwriting year.
The Kudu segment consists of Kudu Investment Management, LLC and its subsidiaries (collectively, “Kudu”). Kudu provides capital solutions for boutique asset and wealth managers for a variety of purposes including generational ownership transfers, management buyouts, acquisition and growth finance and legacy partner liquidity. Kudu also provides strategic assistance to investees from time to time. Kudu’s capital solutions generally are structured as minority preferred equity stakes with distribution rights, typically tied to gross revenues and designed to generate immediate cash yields. As of December 31, 2023 and 2022, White Mountains owned 89.6% and 89.3% of the basic units outstanding of Kudu (76.3% and 76.1% on a fully-diluted/fully-converted basis).
White Mountains’s other operations consists of the Company and its wholly-owned subsidiary, White Mountains Capital, LLC (“WM Capital”), its other intermediate holding companies, its wholly-owned investment management subsidiary, White Mountains Advisors LLC (“WM Advisors”), investment assets managed by WM Advisors, its interests in MediaAlpha, Inc. (“MediaAlpha”), PassportCard Limited (“PassportCard”) and DavidShield Life Insurance Agency (2000) Ltd. (“DavidShield”) (collectively, “PassportCard/DavidShield”), Elementum Holdings LP (“Elementum”), certain other consolidated and unconsolidated entities (“Other Operating Businesses”) and certain other assets (“Other Operations”).
On October 25, 2023, White Mountains announced the launch of White Mountains Partners LLC (“WTM Partners”), which will acquire businesses in non-insurance, non-financial services sectors including essential services, light industrial and specialty consumer. White Mountains expects to deploy up to $500 million of equity capital through WTM Partners over time. WTM Partners is included within Other Operations.

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
On August 1, 2022, White Mountains Holdings (Luxembourg) S.à r.l. (“WTM Holdings Seller”), an indirect wholly-owned subsidiary of White Mountains, completed the sale of White Mountains Catskill Holdings, Inc. and NSM Insurance HoldCo, LLC (“NSM”) (collectively with White Mountains Catskill Holdings, Inc., the “NSM Group”) to Riser Merger Sub, Inc., an affiliate of The Carlyle Group Inc. (the “NSM Transaction”), pursuant to the terms of the securities purchase agreement, dated as of May 9, 2022. See Note 2 — “Significant Transactions.” NSM is a full-service managing general agent (“MGA”) and program administrator with delegated binding authorities for specialty property and casualty insurance.
As a result of the NSM Transaction, the assets and liabilities of NSM Group have been presented in the balance sheet as held for sale for periods prior to the closing of the transaction, and the results of operations for NSM Group have been classified as discontinued operations in the statements of operations and comprehensive income through the closing of the transaction. Prior period amounts have been reclassified to conform to the current period’s presentation. See Note 20 — “Held for Sale and Discontinued Operations.”

Significant Accounting Policies

Investment Securities
As of December 31, 2023 and 2022, White Mountains’s invested assets consisted of securities and other investments held for general investment purposes. White Mountains’s portfolio of investment securities held for general investment purposes consists of fixed maturity investments, short-term investments, common equity securities, its investment in MediaAlpha and other long-term investments. Short-term investments consist of interest-bearing money market funds, certificates of deposit and other fixed maturity securities, which at the time of purchase, mature or become available for use within one year. Short-term investments are carried at fair value, which approximated amortized or accreted cost as of December 31, 2023 and 2022. Other long-term investments consist primarily of unconsolidated entities, including noncontrolling equity interests in the form of revenue and earnings participation contracts held at Kudu (“Participation Contracts”), private equity funds and hedge funds, a bank loan fund, Lloyd’s of London (“Lloyd’s”) trust deposits, insurance-linked securities (“ILS”) funds and private debt instruments.
White Mountains’s portfolio of fixed maturity investments, including those within short-term investments, are classified as trading securities. Trading securities are reported at fair value as of the balance sheet date. White Mountains’s portfolio of common equity securities, its investment in MediaAlpha and other long-term investments are measured at fair value. White Mountains has taken the fair value option for its equity method eligible investments.
Changes in net unrealized investment gains (losses) are reported pre-tax in revenues. Realized investment gains (losses) are accounted for using the specific identification method and are reported pre-tax in revenues. Premiums and discounts on all fixed maturity investments are amortized and accreted to income over the anticipated life of the investment. Income on mortgage and asset-backed securities is recognized using an effective yield based on anticipated prepayments and the estimated economic life of the securities. When actual prepayments differ significantly from anticipated prepayments, the estimated economic life is recalculated, and the remaining unamortized premium or discount is amortized prospectively over the remaining economic life.
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
Assets and liabilities carried at fair value include White Mountains’s investment portfolio and derivative instruments. Valuation of assets and liabilities measured at fair value require management to make estimates and apply judgment to matters that may carry a significant degree of uncertainty. In determining its estimates of fair value, White Mountains uses a variety of valuation approaches and inputs. Whenever possible, White Mountains estimates fair value using valuation methods that maximize the use of quoted market prices or other observable inputs. Where appropriate, assets and liabilities measured at fair value have been adjusted for the effect of counterparty credit risk.
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

Level 2 Measurements
Investments valued using Level 2 inputs include fixed maturity investments which have been disaggregated into classes, including debt securities issued by corporations, municipal obligations, mortgage and asset-backed securities and collateralized loan obligations. Investments valued using Level 2 inputs also include certain international listed equity funds, which White Mountains values using the fund manager’s published net asset value (“NAV”) to account for the difference in market exchange close times.
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
White Mountains’s process to assess the reasonableness of the market prices obtained from the outside pricing sources covers substantially all of its fixed maturity investments and includes, but is not limited to, the evaluation of pricing methodologies and a review of the pricing services’ quality control procedures on at least an annual basis, a comparison of invested asset prices obtained from alternate independent pricing vendors on at least a semi-annual basis, monthly analytical reviews of certain prices and a review of the underlying assumptions utilized by the pricing services for select measurements on an ad hoc basis throughout the year. White Mountains also performs back-testing of selected investment sales activity to determine whether there are any significant differences between the market price used to value the security prior to sale and the actual sale price of the security on an ad-hoc basis throughout the year. Prices provided by the pricing services that vary by more than $0.5 million and 5% from the expected price based on these assessment procedures are considered outliers, as are prices that have not changed from period to period and prices that have trended unusually compared to market conditions. In circumstances where the results of White Mountains’s review process does not appear to support the market price provided by the pricing services, White Mountains challenges the vendor provided price. If White Mountains cannot gain satisfactory evidence to support the challenged price, White Mountains will rely upon its own internal pricing methodologies to estimate the fair value of the security in question.
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

Other Long-Term Investments
As of December 31, 2023, $1,138.2 million of White Mountains’s other long-term investments, which consisted primarily of unconsolidated entities, including Kudu’s Participation Contracts and PassportCard/DavidShield were classified as Level 3 investments in the GAAP fair value hierarchy. The determination of the fair value of these securities involves significant management judgment, and the use of valuation analyses and assumptions that are inherently subjective and uncertain.
White Mountains may use a variety of valuation techniques to determine fair value depending on the nature of the investment, including a discounted cash flow analysis, market multiple approach, cost approach and/or liquidation analysis. On an ongoing basis, White Mountains also considers qualitative changes in facts and circumstances, which may impact the valuation of its unconsolidated entities, including economic and market changes in relevant industries, changes to the entity’s capital structure, business strategy and key personnel, and any recent transactions. On a quarterly basis, White Mountains evaluates the most recent qualitative and quantitative information of the business and completes a fair valuation analysis for all other long-term investments classified as Level 3 investments. Periodically, and at least on an annual basis, White Mountains uses a third-party valuation firm to complete an independent valuation analysis of significant unconsolidated entities.

Other Long-term Investments - NAV
As of December 31, 2023, $833.8 million of White Mountains’s other long-term investments, which consisted of private equity funds and hedge funds, a bank loan fund, Lloyd’s trust deposits and ILS funds, were valued at fair value using NAV as a practical expedient. Investments for which fair value is measured using NAV as a practical expedient are not classified within the fair value hierarchy.
White Mountains employs a number of procedures to assess the reasonableness of the fair value measurements for other long-term investments measured at NAV, including obtaining and reviewing interim unaudited and annual audited financial statements as well as periodically discussing the valuations and methodologies used to value the underlying investments of each fund with fund managers. However, since fund managers do not provide sufficient information to evaluate the pricing methods and inputs for each underlying investment, White Mountains considers the valuation inputs to be unobservable. The fair value of White Mountains’s other long-term investments measured at NAV are generally determined using the fund manager’s NAV. In the event that White Mountains believes the fair value of the fund differs from the NAV reported by the fund manager due to illiquidity or other factors, White Mountains will make an adjustment to the reported NAV to more appropriately represent the fair value of its other long-term investment.

Cash and Restricted Cash
Cash includes amounts on hand and demand deposits with banks and other financial institutions. Amounts presented in the statement of cash flows are shown net of balances acquired and sold in the purchase or sale of the Company’s consolidated subsidiaries.
Cash balances that are not immediately available for general corporate and operating purposes are classified as restricted.

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
As of December 31, 2023, White Mountains holds an interest rate cap derivative instrument that does not meet the criteria for hedge accounting. See Note 9 — “Derivatives”.

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
Loss reserves are recorded only to the extent that the present value of any payments projected to be made by BAM, net of any expected recoveries, exceeds the associated unearned premium reserve. As of December 31, 2023 and 2022, BAM did not have any loss or loss adjustment expense reserves.

Property and Casualty Insurance and Reinsurance
Ark writes a diversified portfolio of reinsurance and insurance products, including property, specialty, marine & energy, casualty and accident & health.
Ark accounts for insurance and reinsurance policies that it writes in accordance with ASC 944, Financial Services - Insurance. Ark’s premiums written comprise premiums on insurance contracts incepted during the year as well as premium adjustments related to prior underwriting years. Insurance premiums are recognized as revenues over the loss exposure or coverage period. In most cases, premiums are earned ratably over the term of the contract, with unearned premiums calculated on a monthly pro-rata basis. Catastrophe premiums are earned in proportion to the insurance protection provided. Premiums earned are presented net of amounts ceded to reinsurers. Insurance premiums receivable, representing amounts due from insureds, are presented net of an allowance for uncollectible premiums, including expected credit losses. The allowance is based upon Ark’s ongoing review of amounts outstanding, historical loss data, including delinquencies and write-offs, current and forecasted economic conditions and other relevant factors. Credit risk is partially mitigated by Ark’s ability to cancel the policy if the policyholder does not pay the premium.
Deferred acquisition costs comprise commission and brokerage fees and taxes which are directly attributable to and vary with the production of business. These costs are deferred and amortized to the extent they relate to successful contract acquisitions over the applicable premium recognition period as insurance and reinsurance acquisition expenses. Deferred acquisition costs are limited to the amount expected to be recovered from future earned premiums and anticipated investment income. A premium deficiency is recognized if the sum of expected loss and LAE, expected dividends to policyholders, unamortized acquisition costs and maintenance costs exceeds related unearned premiums and anticipated investment income. A premium deficiency is recognized by charging any unamortized acquisition costs to expense to the extent required in order to eliminate the deficiency. If the premium deficiency exceeds unamortized acquisition costs, then a liability is accrued for the excess deficiency.

Losses and LAE are charged against income as incurred. Unpaid losses and LAE, including estimates for amounts incurred but not reported (“IBNR”), are based on estimates of the ultimate costs of settling claims, including the effects of inflation and other societal and economic factors. Unpaid loss and LAE reserves represent management’s best estimate of ultimate losses and LAE, net of estimated salvage and subrogation recoveries, if applicable. Such estimates are regularly reviewed and updated, and any resulting adjustments are reflected in current results of operations. The process of estimating loss and LAE involves a considerable degree of judgment by management, and the ultimate amount of expense to be incurred could be considerably greater than or less than the amounts currently reflected in the financial statements. See Note 5 — “Loss and Loss Adjustment Expense Reserves”.
As part of its enterprise risk management function, Ark purchases reinsurance for risk mitigation purposes. Ark utilizes reinsurance and retrocessional agreements to reduce earnings volatility, protect capital, limit its exposure to risk concentration and accumulation of loss and manage within its overall internal risk tolerances or those set and agreed by regulators, ratings agencies and Lloyd’s. Ark also enters into reinsurance and retrocessional agreements to reduce its liability on individual risks and enable it to underwrite policies with higher limits where Ark believes this has a broader business benefit. Ark seeks to protect its downside risk from catastrophes and large loss events by purchasing reinsurance, including excess of loss protections, aggregate covers and industry loss warranties. Ark also considers alternative structures such as collateralized reinsurance, retrocessional reinsurance and catastrophe bonds. The purchase of reinsurance does not discharge Ark from its primary liability for the full value of its policies, and thus the collectability of balances due from Ark’s reinsurers is critical to its financial strength. Ark monitors the financial strength and ratings of its reinsurers on an ongoing basis. See Note 6 — “Third-Party Reinsurance”.
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
Reinsurance recoverables represent paid losses and LAE, case reserves and IBNR reserves ceded to reinsurers under reinsurance treaties. Amounts recoverable from reinsurers are estimated in a manner consistent with the associated claims liability. Ark reports its reinsurance recoverables net of an allowance for estimated uncollectible reinsurance, including expected credit losses and coverage disputes. The allowance is based upon Ark’s ongoing review of amounts outstanding, length of collection periods, changes in reinsurer credit standing, disputes, applicable coverage defenses and other relevant factors.

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

Revenue Recognition
Kudu’s revenues are primarily generated from Participation Contracts, which are noncontrolling equity interests in revenue and earnings participation contracts with asset and wealth management firms. Kudu’s Participation Contracts are measured at fair value with the change therein recognized within net realized and unrealized investment gains (losses). Distributions from Kudu’s clients are recognized through investment income when Kudu’s right to receive payment has been established and can be reliably measured, which generally occurs on a quarterly basis in accordance with the terms of the Participation Contracts.
White Mountains’s Other Operations recognizes agent commissions and other revenues when it has satisfied its performance obligations. Deferred revenues associated with unsatisfied performance obligations are recognized within other liabilities.

Cost of Sales
White Mountains’s Other Operations’ cost of sales consists of salaries and related expenses, professional services and marketing and advertising expenses directly related to sales generation. These expenses are recognized as incurred.

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
Other intangible assets with finite lives are initially measured at their acquisition date fair values and subsequently amortized over their economic lives. Other intangible assets with finite lives are presented net of accumulated amortization on the balance sheet. Other intangible assets with finite lives are reviewed for impairment when events occur or there are changes in circumstances indicating that their carrying value may exceed fair value. Impairment exists when the carrying value of other intangible assets exceeds fair value. See Note 4 — “Goodwill and Other Intangible Assets”.
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

Income Taxes
White Mountains has subsidiaries and branches that operate in various jurisdictions around the world and are subject to tax in the jurisdictions in which they operate.  As of December 31, 2023, the primary jurisdictions in which the Company’s subsidiaries and branches operate and were subject to tax include Israel, Luxembourg, the United Kingdom and the United States. Income earned or losses generated by companies outside the United States are generally subject to an overall effective tax rate lower than that imposed by the United States.
Deferred tax assets and liabilities are recorded when a difference between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for tax purposes exists, and for other temporary differences. The deferred tax asset or liability is recorded based on tax rates expected to be in effect when the difference reverses. Deferred tax assets represent amounts available to reduce income taxes payable in future periods. White Mountains records a valuation allowance against deferred tax assets if it becomes more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in income tax expense in the period of change. See Note 8 — “Income Taxes”.

Leases
White Mountains has entered into lease agreements, primarily for office space and equipment. These leases are classified as operating leases, with lease expense recognized on a straight-line basis over the term of the lease. Lease assets and liabilities are not recorded for leases with a term at inception of one year or less. Lease incentives, such as free rent or landlord reimbursements for leasehold improvements, are recognized at lease inception and amortized on a straight-line basis over the term of the lease. Lease expense and the amortization of leasehold improvements are recognized within general and administrative expenses. Lease payments related to options to extend or renew the lease term are excluded from the calculation of lease liabilities unless White Mountains is reasonably certain of exercising those options.
As of December 31, 2023 and 2022, the right-of-use (“ROU”) assets were $20.3 million and $25.2 million, and the lease liabilities were $22.0 million and $27.1 million.

Noncontrolling Interests
Noncontrolling interests consist of the ownership interests of noncontrolling shareholders in consolidated subsidiaries and are presented separately on the balance sheet. The portion of comprehensive income (loss) attributable to noncontrolling interests is presented net of related income taxes in the statement of operations and comprehensive income (loss). See Note 13 — “Common Shareholders’ Equity and Noncontrolling Interests”.

Foreign Currency Exchange
The functional currencies for White Mountains’s non-U.S. based subsidiaries are measured, in most instances, using currencies other than the U.S. dollar. Net foreign exchange gains and losses arising from the translation of functional currencies are generally reported in shareholders’ equity, in accumulated other comprehensive income (loss).
White Mountains also invests in securities denominated in foreign currencies. Assets and liabilities recorded in these foreign currencies are translated into U.S. dollars at exchange rates in effect at the balance sheet date, and revenues and expenses are converted using the weighted average exchange rates for the period.
As of December 31, 2023 and 2022, White Mountains had unrealized foreign currency translation losses of $1.6 million and $3.5 million recorded in accumulated other comprehensive income (loss) on its consolidated balance sheet.

Fair Value Measurements
Fair value measurements are categorized into a hierarchy that distinguishes between inputs based on market data from independent sources (observable inputs) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (unobservable inputs). Quoted prices in active markets for identical assets or liabilities have the highest priority (Level 1), followed by observable inputs other than quoted prices, including prices for similar but not identical assets or liabilities (Level 2), and unobservable inputs, including the reporting entity’s estimates of the assumptions that market participants would use, having the lowest priority (Level 3). See Note 18 — “Fair Value of Financial Instruments”.

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

Note 2. Significant Transactions

Bamboo Transaction

On October 19, 2023, White Mountains entered into an agreement and plan of merger (the “Bamboo Merger Agreement”) with Bamboo Ide8 Insurance Services LLC (“Bamboo MGA”) and John Chu, as the unitholders’ representative. Under the terms of the Bamboo Merger Agreement, White Mountains’s wholly-owned subsidiary, WM Pierce Merger Sub LLC, agreed to merge with and into Bamboo MGA, with Bamboo MGA continuing as the surviving company (the “Bamboo Merger”). Concurrently with the execution of the Bamboo Merger Agreement, certain Bamboo management unitholders agreed to rollover the majority of their existing equity in Bamboo MGA into PM Holdings LLC (“Bamboo Holdings”) (collectively with Bamboo MGA and Ide8 Limited (“Bamboo Captive”), “Bamboo”). White Mountains also agreed to make an equity contribution to Bamboo immediately following the Bamboo Merger (together with the Bamboo Merger and the rollover transactions, the “Bamboo Transaction”).
On January 2, 2024, White Mountains closed the Bamboo Transaction in accordance with the terms of the Bamboo Merger Agreement, investing $296.7 million in equity into Bamboo, which included the contribution of $36.0 million to retire Bamboo’s legacy credit facility and the contribution of $20.0 million of primary capital. The consideration is subject to customary purchase price adjustments. At closing, White Mountains owned 72.8% of Bamboo on a basic shares outstanding basis (63.7% on a fully-diluted/fully-converted basis, taking account of management’s equity incentives). At closing, 16.1% of basic shares outstanding are owned by Bamboo management (26.6% on a fully-diluted/fully-converted basis).
Bamboo is a capital-light, tech- and data-enabled insurance distribution platform providing homeowners’ insurance and related products to the residential property market in California. Bamboo operates primarily through Bamboo MGA, its full-service MGA business, where the company manages all aspects of the placement process on behalf of its fronting and reinsurance partners, including product development, marketing, underwriting, policy issuance and claims oversight, and it earns commissions based on the volume and profitability of the insurance that it places. It offers both admitted and non-admitted insurance products. Bamboo also operates two separate but integrated business models: (i) a retail agency, within Bamboo MGA, offering ancillary products (e.g., flood, earthquake) on behalf of third parties and (ii) Bamboo Captive, a Bermuda-domiciled captive reinsurer that participates in the underwriting risk of Bamboo’s MGA programs to align interests with reinsurance partners. Bamboo will be consolidated and presented as a reportable segment for periods after December 31, 2023.

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

WM Outrigger Re

During the fourth quarter of 2022, Ark sponsored the formation of Outrigger Re Ltd., a Bermuda company registered as a special purpose insurer and segregated accounts company, to provide reinsurance capacity to Ark. On December 20, 2022, Outrigger Re Ltd. issued $250 million of non-voting redeemable preference shares on behalf of four segregated accounts to White Mountains and unrelated third-party investors. Upon issuance of the preference shares, Outrigger Re Ltd. entered into collateralized quota share agreements with GAIL to provide reinsurance protection on Ark’s Bermuda global property catastrophe excess of loss portfolio written in the 2023 underwriting year. The proceeds from the issuance of the preference shares were deposited into collateral trust accounts to fund any potential obligations under the reinsurance agreements with GAIL. Outrigger Re Ltd.’s obligations under the reinsurance agreements with GAIL are subject to an aggregate limit equal to the assets in the collateral trusts. The terms of the reinsurance agreements are renewable upon the mutual agreement of Ark and the applicable preference shareholder of Outrigger Re Ltd.
During the fourth quarter of 2022, White Mountains purchased 100% of the preference shares linked to its segregated account, WM Outrigger Re, for $205.0 million. White Mountains consolidates WM Outrigger Re’s results in its financial statements. WM Outrigger Re’s quota share reinsurance agreement with GAIL eliminates in White Mountains’s consolidated financial statements.
During the fourth quarter of 2023, Ark renewed Outrigger Re Ltd. to provide reinsurance protection on Ark’s Bermuda global property catastrophe excess of loss portfolio written in the 2024 underwriting year. Outrigger Re Ltd. was capitalized with $250.0 million for business written in the 2024 underwriting year, of which White Mountains rolled over $130.0 million from its commitment to the 2023 underwriting year. The remaining capital was provided by new and continuing unrelated third-party investors.
As of December 31, 2023 and 2022, short-term investments of $265.3 million and $203.7 million were held in a collateral trust, after expenses of $1.3 million.
During January 2024, White Mountains received an initial return of capital of $68.1 million from WM Outrigger Re for business written in the 2023 underwriting year. White Mountains expects to receive any additional return of capital and associated profits from business written in the 2023 underwriting year beginning in the second quarter of 2024.

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
On January 1, 2021, White Mountains completed the Ark Transaction in accordance with the terms of the Ark SPA. As of December 31, 2021, White Mountains owned 72.0% of Ark on a basic shares outstanding basis (63.0% after taking account of management’s equity incentives). The remaining shares are owned by employees. In the future, management rollover shareholders could earn additional shares in Ark if and to the extent that White Mountains achieves certain thresholds for its multiple of invested capital return. If fully earned, these additional shares would represent 12.5% of the shares outstanding at closing.
White Mountains recognized total assets acquired related to the Ark Transaction of $2.5 billion, including goodwill and other intangible assets of $292.5 million, and total liabilities of $1.7 billion, including contingent consideration of $22.5 million and noncontrolling interest of $220.2 million. Ark incurred transaction costs of $25.3 million in the first quarter of 2021.
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
The value of in-force business acquired represents the estimated profits relating to the unexpired contracts, net of related prepaid reinsurance, at the acquisition date through the expiration date of the contracts. During the years ended December 31, 2023, 2022 and 2021, Ark recognized $0.0 million, $7.5 million and $64.2 million of amortization expense on the value of in-force business acquired. The value of the syndicate underwriting capacity intangible asset was estimated using net cash flows attributable to Ark’s rights to write business in the Lloyd’s market. The value of the in-force business acquired and the syndicate underwriting capacity were estimated using a discounted cash flow method. Significant inputs to the valuation models include estimates of growth in premium revenues, investment returns, claims costs, expenses and discount rates based on a weighted average cost of capital.
In evaluating the fair value of Ark’s loss and loss adjustment expense reserves, White Mountains determined that the risk-free rate of interest was approximately equal to the risk factor reflecting the uncertainty within the reserves, and thus no adjustment was necessary. During the years ended December 31, 2023, 2022 and 2021, Ark recognized pre-tax expense of $48.7 million, $17.3 million and $5.5 million for the change in the fair value of its contingent consideration liabilities. Any future adjustments to contingent consideration liabilities will be recognized through pre-tax income (loss). As of December 31, 2023 and 2022, Ark recognized total contingent consideration liabilities of $94.0 million and $45.3 million.
Ark’s segment income and expenses for 2023, 2022 and 2021 are presented in Note 15 — “Segment Information.”

Kudu

On May 26, 2022, Kudu raised $114.5 million of equity capital (the “Kudu Transaction”) from Massachusetts Mutual Life Insurance Company (“Mass Mutual”), White Mountains and Kudu management. Mass Mutual, White Mountains and Kudu management contributed $64.1 million, $50.0 million and $0.4 million at a pre-money valuation of 1.3x book value, or $114.0 million, above the December 31, 2021 equity value of Kudu’s go-forward portfolio of Participation Contracts. The go-forward portfolio of Kudu’s Participation Contracts excluded $54.3 million of enterprise value as of December 31, 2021 relating to two portfolio companies that had announced sale transactions prior to the capital raise. As a result of the Kudu Transaction, White Mountains’s basic ownership of Kudu decreased from 99.1% to 89.3%.

Note 3. Investment Securities

White Mountains’s portfolio of investment securities held for general investment purposes consists of fixed maturity investments, short-term investments, common equity securities, its investment in MediaAlpha and other long-term investments. White Mountains’s portfolio of fixed maturity investments, including those within short-term investments, are classified as trading securities. Trading securities are reported at fair value as of the balance sheet date. Short-term investments also include interest-bearing money market funds and certificates of deposit that are carried at fair value. White Mountains’s portfolio of common equity securities, its investment in MediaAlpha and other long-term investments are measured at fair value. Other long-term investments consist primarily of unconsolidated entities, Kudu’s Participation Contracts, private equity funds and hedge funds, a bank loan fund, Lloyd’s trust deposits, ILS funds and private debt instruments. White Mountains has taken the fair value option for its equity method eligible investments. See Note 16 — “Equity Method Eligible Investments”. Net realized and unrealized investment gains (losses) are reported in pre-tax revenues.

Net Investment Income

White Mountains’s net investment income is comprised primarily of interest income associated with White Mountains’s fixed maturity investments and short-term investments, dividend income from common equity securities and distributions from other long-term investments.
The following table presents pre-tax net investment income for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
Millions	2023	2022	2021
Fixed maturity investments	$64.4	$41.4	$28.8
Short-term investments	52.0	16.4	.6
Common equity securities	4.1	1.6	.1
Other long-term investments	76.1	68.1	56.3
Amount attributable to TPC Providers	—	(1.0)	(1.0)
Total investment income	196.6	126.5	84.8
Third-party investment expenses	(2.4)	(2.1)	(2.3)
Net investment income, pre-tax	$194.2	$124.4	$82.5

Net Realized and Unrealized Investment Gains (Losses)

The following table presents net realized and unrealized investment gains (losses) for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
Millions	2023	2022	2021
Realized investment gains (losses)
Fixed maturity investments	$(4.7)	$(11.9)	$3.9
Short-term investments	(.2)	(1.4)	(.1)
Common equity securities	29.5	—	.4
Investment in MediaAlpha	—	—	160.3
Other long-term investments	72.2	128.4	(7.7)
Net realized investment gains (losses)	96.8	115.1	156.8

Unrealized investment gains (losses)
Fixed maturity investments	66.1	(168.4)	(42.2)
Short-term investments	1.9	(1.1)	—
Common equity securities	47.1	(7.1)	14.9
Investment in MediaAlpha	27.1	(93.0)	(540.6)
Other long-term investments	195.2	(43.8)	172.7
Net unrealized investment gains (losses)	337.4	(313.4)	(395.2)
Net realized and unrealized investment gains (losses), before amount attributable to TPC providers (1)	434.2	(198.3)	(238.4)
Amount attributable to TPC Providers	—	6.8	(7.7)
Net realized and unrealized investment gains (losses)	$434.2	$(191.5)	$(246.1)

Fixed maturity and short-term investments
Net realized and unrealized investment gains (losses)	$63.1	$(182.8)	$(38.4)
Less: net realized and unrealized gains (losses) on investment securities sold during the period	4.7	(2.9)	(8.4)
Net unrealized investment gains (losses) recognized during the period on investment securities held at the end of the period	$58.4	$(179.9)	$(30.0)

Common equity securities and investment in MediaAlpha
Net realized and unrealized investment gains (losses) on common equity securities	$76.6	$(7.1)	$15.3
Net realized and unrealized investment gains (losses) from investment in MediaAlpha	27.1	(93.0)	(380.3)
Total net realized and unrealized investment gains (losses)	103.7	(100.1)	(365.0)
Less: net realized and unrealized gains (losses) on investment securities sold during the period	28.4	—	20.3
Net unrealized investment gains (losses) recognized during the period on investment securities held at the end of the period	$75.3	$(100.1)	$(385.3)
(1) For 2023, 2022 and 2021, includes $13.6, $(29.3) and $(7.7) of net realized and unrealized investment gains (losses) related to foreign currency exchange.

For the years ended December 31, 2023, 2022 and 2021, all of White Mountains’s net realized and unrealized investment gains (losses) were recorded in the consolidated statements of operations. There were no investment gains (losses) recorded in other comprehensive income.
White Mountains recognized gross realized investment gains of $113.7 million, $129.9 million and $212.3 million and gross realized investment losses of $16.9 million, $14.8 million and $55.5 million on sales of investment securities for the years ending December 31, 2023, 2022 and 2021.

The following table presents total net unrealized gains (losses) attributable to Level 3 investments for the years ended December 31, 2023, 2022 and 2021 for investments still held at the end of the period:

	Year Ended December 31,
Millions	2023	2022	2021
Total net unrealized investment gains on other long-term investments held at the end of period, pre-tax	$133.9	$56.5	$98.9

Proceeds from the sales and maturities of investments, excluding short-term investments, totaled $0.8 billion, $0.5 billion and $0.8 billion for the years ended December 31, 2023, 2022 and 2021.

Investment Holdings

The following tables present the cost or amortized cost, gross unrealized investment gains (losses), net foreign currency gains (losses) and carrying value of White Mountains’s fixed maturity investments as of December 31, 2023 and 2022:

	December 31, 2023
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Foreign Currency Gains (Losses)	Carrying Value
U.S. Government and agency obligations	$209.0	$.3	$(4.4)	$—	$204.9
Debt securities issued by corporations	1,085.9	5.6	(45.4)	(1.1)	1,045.0
Municipal obligations	275.1	.9	(15.1)	—	260.9
Mortgage and asset-backed securities	417.2	2.0	(29.8)	—	389.4
Collateralized loan obligations	211.2	.4	(2.4)	(.1)	209.1
Total fixed maturity investments	$2,198.4	$9.2	$(97.1)	$(1.2)	$2,109.3

	December 31, 2022
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Foreign Currency Gains (Losses)	Carrying Value
U.S. Government and agency obligations	$216.6	$—	$(10.2)	$—	$206.4
Debt securities issued by corporations	1,098.3	.6	(78.3)	(1.8)	1,018.8
Municipal obligations	281.6	.4	(23.4)	—	258.6
Mortgage and asset-backed securities	288.7	—	(34.5)	—	254.2
Collateralized loan obligations	190.8	.1	(6.0)	(2.0)	182.9
Total fixed maturity investments	$2,076.0	$1.1	$(152.4)	$(3.8)	$1,920.9

The weighted average duration of White Mountains’s fixed income portfolio was 1.9 years, including short-term investments, and 3.3 years, excluding short-term investments, as of December 31, 2023.
The following table presents the cost or amortized cost and carrying value of White Mountains’s fixed maturity investments by contractual maturity as of December 31, 2023. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	December 31, 2023
Millions	Cost or Amortized Cost	Carrying Value
Due in one year or less	$319.9	$315.0
Due after one year through five years	845.0	813.9
Due after five years through ten years	303.4	287.0
Due after ten years	101.7	94.9
Mortgage and asset-backed securities and collateralized loan obligations	628.4	598.5
Total fixed maturity investments	$2,198.4	$2,109.3

The following tables present the cost or amortized cost, gross unrealized investment gains (losses), net foreign currency gains (losses) and carrying value of common equity securities, White Mountains’s investment in MediaAlpha and other long-term investments as of December 31, 2023 and 2022:

	December 31, 2023
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Foreign Currency Gains (Losses)	Carrying Value
Common equity securities	$483.5	$62.3	$(1.2)	$(6.2)	$538.4
Investment in MediaAlpha	$59.2	$195.7	$—	$—	$254.9
Other long-term investments	$1,655.7	$446.3	$(94.5)	$(9.3)	$1,998.2

	December 31, 2022
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Foreign Currency Gains (Losses)	Carrying Value
Common equity securities	$660.6	$26.7	$(8.4)	$(10.5)	$668.4
Investment in MediaAlpha	$—	$168.6	$—	$—	$168.6
Other long-term investments	$1,340.8	$271.1	$(107.1)	$(16.8)	$1,488.0

Fair Value Measurements by Level
The following tables present White Mountains’s fair value measurements for investments as of December 31, 2023 and 2022 by level. See Note 1 — “Basis of Presentation and Significant Accounting Policies”. The major security types were based on the legal form of the securities. White Mountains has disaggregated its fixed maturity investments based on the issuing entity type, which impacts credit quality, with debt securities issued by U.S. government entities carrying minimal credit risk, while the credit and other risks associated with other issuers, such as corporations, municipalities or entities issuing mortgage and asset-backed securities vary depending on the nature of the issuing entity type. White Mountains further disaggregates debt securities issued by corporations by industry sector because investors often reference commonly used benchmarks and their subsectors to monitor risk and performance. Accordingly, White Mountains has further disaggregated this asset class into subclasses based on the similar sectors and industry classifications it uses to evaluate investment risk and performance against commonly used benchmarks, such as the Bloomberg Barclays U.S. Intermediate Aggregate.

	December 31, 2023
Millions	Fair Value	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. Government and agency obligations	$204.9	$204.9	$—	$—

Debt securities issued by corporations:
Financials	309.8	—	309.8	—
Consumer	214.6	—	214.6	—
Industrial	121.6	—	121.6	—
Healthcare	121.3	—	121.3	—
Technology	108.9	—	108.9	—
Utilities	70.2	—	70.2	—
Communications	46.3	—	46.3	—
Energy	28.9	—	28.9	—
Materials	23.4	—	23.4	—
Total debt securities issued by corporations	1,045.0	—	1,045.0	—

Municipal obligations	260.9	—	260.9	—
Mortgage and asset-backed securities	389.4	—	389.4	—
Collateralized loan obligations	209.1	—	209.1	—
Total fixed maturity investments	2,109.3	204.9	1,904.4	—

Short-term investments	1,487.9	1,457.6	30.3	—
Common equity securities:

Exchange-traded funds	137.8	137.8	—	—
Other (1)	400.6	—	400.6	—
Total common equity securities	538.4	137.8	400.6	—
Investment in MediaAlpha	254.9	254.9	—	—

Other long-term investments	1,164.4	—	26.2	1,138.2
Other long-term investments — NAV (2)	833.8	—	—	—
Total other long-term investments	1,998.2	—	26.2	1,138.2
Total investments	$6,388.7	$2,055.2	$2,361.5	$1,138.2
(1) Consists of investments in listed funds that predominantly invest in international equities.
(2) Consists of private equity funds and hedge funds, a bank loan fund, Lloyd’s trust deposits and ILS funds for which fair value is measured using NAV as a practical expedient. Investments for which fair value is measured at NAV are not classified within the fair value hierarchy.

	December 31, 2022
Millions	Fair Value	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. Government and agency obligations	$206.4	$206.4	$—	$—

Debt securities issued by corporations:
Financials	291.2	—	291.2	—
Consumer	191.9	—	191.9	—
Industrial	115.4	—	115.4	—
Healthcare	121.3	—	121.3	—
Technology	123.7	—	123.7	—
Utilities	73.8	—	73.8	—
Communications	47.9	—	47.9	—
Energy	33.9	—	33.9	—
Materials	19.7	—	19.7	—
Total debt securities issued by corporations	1,018.8	—	1,018.8	—

Municipal obligations	258.6	—	258.6	—
Mortgage and asset-backed securities	254.2	—	254.2	—
Collateralized loan obligations	182.9	—	182.9	—
Total fixed maturity investments	1,920.9	206.4	1,714.5	—

Short-term investments	924.1	924.1	—	—
Common equity securities:

Exchange-traded funds	333.8	333.8	—	—
Other (1)	334.6	—	334.6	—
Total common equity securities	668.4	333.8	334.6	—
Investment in MediaAlpha	168.6	168.6	—	—

Other long-term investments	926.4	—	14.8	911.6
Other long-term investments — NAV (2)	561.6	—	—	—
Total other long-term investments	1,488.0	—	14.8	911.6
Total investments	$5,170.0	$1,632.9	$2,063.9	$911.6
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

Investments Held on Deposit or as Collateral

As of December 31, 2023 and 2022, investments of $585.6 million and $500.5 million were held in trusts required to be maintained in relation to HG Global’s reinsurance agreements with BAM.
HG Global is required to maintain an interest reserve account in connection with its senior notes issued in 2022. As of December 31, 2023 and 2022, the fair value of the interest reserve account, which is included in short-term investments, was $30.4 million and $31.2 million. See Note 7 — “Debt”.
BAM is required to maintain deposits with certain insurance regulatory agencies in order to maintain its insurance licenses. The fair value of such deposits, which represent state deposits and are included within the investment portfolio, totaled $4.6 million as of both December 31, 2023 and 2022.
Lloyd’s trust deposits are generally required of Lloyd's syndicates to protect policyholders in non-U.K. markets and are pledged into Lloyd’s trust accounts to provide a portion of the capital needed to support obligations at Lloyd’s. As of December 31, 2023 and 2022, Ark held Lloyd’s trust deposits with a fair value of $158.0 million and $137.4 million.
The underwriting capacity of a member of Lloyd’s must be supported by providing a deposit (“Funds at Lloyd’s”) in the form of cash, securities or letters of credit in an amount determined by Lloyd’s. The amount of such deposit is calculated for each member through the completion of an annual capital adequacy exercise. These requirements allow Lloyd’s to evaluate that each member has sufficient assets to meet its underwriting liabilities plus a required solvency margin. As of December 31, 2023 and 2022, the fair value of Ark’s Funds at Lloyd’s investment deposits totaled $344.7 million and $319.2 million.
As of December 31, 2023 and 2022, Ark held additional investments on deposit or as collateral for insurance regulators and reinsurance counterparties of $244.5 million and $257.0 million.

As of December 31, 2023 and 2022, Ark has $198.9 million and $90.3 million of short-term investments pledged as collateral under uncommitted standby letters of credit. See Note 7 — “Debt”.
As of December 31, 2023 and 2022, short-term investments of $265.3 million and $203.7 million were held in a collateral trust account required to be maintained in relation to WM Outrigger Re’s reinsurance agreement with GAIL.
Kudu is required to maintain an interest reserve account in connection with its credit facility. As of December 31, 2023, the interest reserve account of $14.9 million was held in short term investments. As of December 31, 2022 the interest reserve account of $12.2 million was held in restricted cash. See Note 7 - “Debt.”

Debt Securities Issued by Corporations

The following table presents the credit ratings of debt securities issued by corporations held in White Mountains’s investment portfolio as of December 31, 2023 and 2022:

	Fair Value as of December 31,
Millions	2023	2022
AAA	$11.5	$11.3
AA	83.8	96.0
A	552.4	567.9
BBB	390.9	337.7
Other	6.4	5.9
Debt securities issued by corporations (1)	$1,045.0	$1,018.8
(1)    Credit ratings are based upon issuer credit ratings provided by Standard & Poor’s Financial Services LLC (“Standard & Poor’s”), or if unrated by Standard & Poor’s, long-term obligation ratings provided by Moody’s Investor Service, Inc.

Mortgage and Asset-backed Securities and Collateralized Loan Obligations

The following table presents the fair value of White Mountains’s mortgage and asset-backed securities and collateralized loan obligations as of December 31, 2023 and 2022:

	December 31, 2023			December 31, 2022
Millions	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
Mortgage-backed securities:
Agency:
FNMA	$198.8	$198.8	$—	$124.5	$124.5	$—
FHLMC	137.2	137.2	—	78.8	78.8	—
GNMA	30.2	30.2	—	28.3	28.3	—
Total agency (1)	366.2	366.2	—	231.6	231.6	—
Non-agency: Residential	.2	.2	—	.3	.3	—
Total non-agency	.2	.2	—	.3	.3	—
Total mortgage-backed securities	366.4	366.4	—	231.9	231.9	—
Other asset-backed securities:
Credit card receivables	3.3	3.3	—	11.9	11.9	—
Vehicle receivables	17.2	17.2	—	10.4	10.4	—
Other	2.5	2.5	—	—	—	—
Total other asset-backed securities	23.0	23.0	—	22.3	22.3	—
Total mortgage and asset-backed securities	389.4	389.4	—	254.2	254.2	—
Collateralized loan obligations:	209.1	209.1	—	182.9	182.9	—
Total mortgage and asset-backed securities and collateralized loan obligations	$598.5	$598.5	$—	$437.1	$437.1	$—
(1) Represents publicly traded mortgage-backed securities which carry the full faith and credit guaranty of the U.S. Government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

As of December 31, 2023, White Mountains’s investment portfolio included $209.1 million of collateralized loan obligations that are within the senior tranches of their respective fund securitization structures. All of White Mountains’s collateral loan obligations were rated AAA or AA as of December 31, 2023.

Investment in MediaAlpha

Following the MediaAlpha IPO, White Mountains’s investment in MediaAlpha is accounted for at fair value based on the publicly traded share price of MediaAlpha’s common stock and is presented as a separate line item on the balance sheet.
During the second quarter of 2023, White Mountains completed a tender offer to purchase 5.9 million additional shares of MediaAlpha at a purchase price of $10.00 per share. As of December 31, 2023, White Mountains owned 22.9 million shares, representing a 34.9% basic ownership interest (33.1% on a fully-diluted/fully-converted basis). See Note 16 — “Equity Method Eligible Investments.” At White Mountains’s current level of ownership, each $1.00 per share increase or decrease in the share price of MediaAlpha will result in an approximate $9.00 per share increase or decrease in White Mountains’s book value per share. At the December 31, 2023 closing price of $11.15 per share, the fair value of White Mountains’s investment in MediaAlpha was $254.9 million.

Other Long-Term Investments

	Fair Value as of December 31, 2023
Millions	Ark/WM Outrigger	Kudu	Other	Total
Kudu’s Participation Contracts	$—	$890.5	$—	$890.5
PassportCard/DavidShield	—	—	150.0	150.0
Elementum Holdings, L.P.	—	—	35.0	35.0
Other unconsolidated entities (1)	—	—	48.1	48.1
Total unconsolidated entities	—	890.5	233.1	1,123.6
Private equity funds and hedge funds	55.5	—	257.4	312.9
Bank loan fund	194.4	—	—	194.4
ILS funds	—	—	160.5	160.5
Lloyd’s trust deposits	158.0	—	—	158.0
Private debt instruments	—	—	10.0	10.0
Other	33.0	5.8	—	38.8
Total other long-term investments	$440.9	$896.3	$661.0	$1,998.2
(1) Includes White Mountains’s noncontrolling equity interests in certain preferred securities, private common equity securities, limited liability company units and Simple Agreement for Future Equity (“SAFE”) investments.

	Fair Value as of December 31, 2022
Millions	Ark/WM Outrigger	Kudu	Other	Total
Kudu’s Participation Contracts	$—	$695.9	$—	$695.9
PassportCard/DavidShield	—	—	135.0	135.0
Elementum Holdings, L.P.	—	—	30.0	30.0
Other unconsolidated entities (1)	—	—	37.2	37.2
Total unconsolidated entities	—	695.9	202.2	898.1
Private equity funds and hedge funds	40.4	—	157.4	197.8
Bank loan fund	174.8	—	—	174.8
ILS funds	—	—	49.3	49.3
Lloyd’s trust deposits	137.4	—	—	137.4
Private debt instruments	—	—	9.6	9.6
Other	21.0	—	—	21.0
Total other long-term investments	$373.6	$695.9	$418.5	$1,488.0
(1) Includes White Mountains’s noncontrolling equity interests in certain preferred securities, private common equity securities, limited liability company units and SAFE.

Private Equity Funds and Hedge Funds
White Mountains invests in private equity funds and hedge funds, which are included in other long-term investments. The fair value of these investments is generally estimated using the NAV of the funds. As of December 31, 2023, White Mountains held investments in 16 private equity funds and two hedge funds.  The largest investment in a single private equity fund or hedge fund was $57.3 million and $49.0 million as of December 31, 2023 and December 31, 2022.
The following table presents the fair value of investments and unfunded commitments in private equity funds and hedge funds by investment objective and sector as of December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
Millions	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments

Private equity funds
Aerospace/Defense/Government	$157.2	$17.4	$59.4	$37.5
Financial services	87.5	37.8	77.1	54.3
Real estate	3.9	2.5	4.1	2.5
Total private equity funds	248.6	57.7	140.6	94.3

Hedge funds
Long/short equity financials and business services	54.4	—	49.0	—
European small/mid cap	9.9	—	8.2	—
Total hedge funds	64.3	—	57.2	—
Total private equity funds and hedge funds included in other long-term investments	$312.9	$57.7	$197.8	$94.3

Investments in private equity funds are generally subject to a lock-up period during which investors may not request a redemption. Distributions prior to the expected termination date of the fund may be limited to dividends or proceeds arising from the liquidation of the fund’s underlying investments. In addition, certain private equity funds have the option to extend the lock-up period.
The following table presents investments in private equity funds that were subject to lock-up periods as of December 31, 2023:

Millions	1 – 3 years	3 – 5 years	5 – 10 years	>10 years	Total
Private equity funds — expected lock-up period remaining	$4.5	$71.0	$155.4	$17.7	$248.6

Investors in private equity funds are generally subject to indemnification obligations outside of the capital commitment period and prior to the winding up of the fund. As of December 31, 2023 and 2022, White Mountains is not aware of any indemnification claims relating to its investments in private equity funds.
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
Bank Loan Fund
White Mountains’s other long-term investments include a bank loan fund with a fair value of $194.4 million and $174.8 million as of December 31, 2023 and 2022. The fair value of this investment is estimated using the NAV of the fund. The bank loan fund’s investment objective is to provide, on an unleveraged basis, high current income consistent with preservation of capital and low duration. The bank loan fund primarily invests in a broad portfolio of U.S. dollar-denominated, non-investment grade, floating-rate senior secured loans and may invest in other financial instruments, such as secured and unsecured corporate debt, credit default swaps, reverse repurchase agreements, synthetic indices and cash and cash equivalents.
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

Lloyd’s Trust Deposits
White Mountains’s other long-term investments include Lloyd’s trust deposits, which consist of non-U.K. deposits and Canadian comingled pooled funds. The Lloyd’s trust deposits invest primarily in short-term government securities, agency securities and corporate bonds held in trusts that are managed by Lloyd's of London. These investments are generally required of Lloyd's syndicates to protect policyholders in non-U.K. markets and are pledged into Lloyd’s trust accounts to provide a portion of the capital needed to support obligations at Lloyd’s. The fair value of the Lloyd’s trust deposits is generally estimated using the NAV of the funds. As of December 31, 2023 and 2022, White Mountains held Lloyd’s trust deposits with a fair value of $158.0 million and $137.4 million.

Insurance-Linked Securities Funds
White Mountains’s other long-term investments include ILS fund investments. The fair value of these investments is generally estimated using the NAV of the funds. As of December 31, 2023 and 2022, White Mountains held investments in ILS funds with a fair value of $160.5 million and $49.3 million.
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
ILS funds are typically subject to monthly and annual restrictions on redemptions and advance redemption notice period requirements that range between 30 and 90 days. Amounts requested for redemption remain subject to market fluctuations until the redemption effective date, which is generally at the end of the defined redemption period or when the underlying investment has fully matured or been commuted.

Rollforward of Level 3 Investments

Level 3 measurements as of December 31, 2023 and 2022 consist of securities for which the estimated fair value has not been determined based upon quoted market price inputs for identical or similar securities. The following table presents the changes in White Mountains’s fair value measurements for Level 3 investments for the years ended December 31, 2023 and 2022:

Level 3 Investments
Millions	Other Long-term Investments		Other Long-term Investments
Balance as of December 31, 2022	$911.6	Balance as of December 31, 2021	$890.6
Net realized and unrealized gains	157.3	Net realized and unrealized gains	60.4
Purchases and contributions	256.6	Purchases and contributions	129.8
Sales and distributions	(187.3)	Sales and distributions	(169.2)
Transfers in	—	Transfers in	—
Transfers out	—	Transfers out	—
Balance as of December 31, 2023	$1,138.2	Balance as of December 31, 2022	$911.6

Fair Value Measurements — Transfers Between Levels - For Years Ended December 31, 2023 and 2022
Transfers between levels are recorded using the fair value measurement as of the end of the quarterly period in which the event or change in circumstance giving rise to the transfer occurred.
During 2023 and 2022, there were no fixed maturity investments or other long-term investments classified as Level 3 measurements in the prior period that were transferred to Level 2 measurements.
During 2023 and 2022, there were no fixed maturity investments or other long-term investments classified as Level 2 measurements in the prior period that were transferred to Level 3 measurements.

Significant Unobservable Inputs

The following tables present significant unobservable inputs used in estimating the fair value of White Mountains’s other long-term investments classified within Level 3 as of December 31, 2023 and 2022. The tables below exclude $19.0 million and $41.1 million of Level 3 other long-term investments generally valued based on recent or expected transaction prices. The fair value of investments in private equity funds and hedge funds, bank loan funds, Lloyd’s trust deposits and ILS funds are generally estimated using the NAV of the funds.

$ in Millions	December 31, 2023
Description	Valuation Technique(s) (1)	Fair Value (2)	Unobservable Inputs
			Discount Rate (6)	Terminal Cash Flow Exit Multiple (x) or Terminal Revenue Growth Rate (%) (6)
Kudu’s Participation Contracts (3)(4)(5)	Discounted cash flow	$890.5	18% - 25%	7x - 22x
PassportCard/DavidShield	Discounted cash flow	$150.0	24%	4%
Elementum Holdings, L.P.	Discounted cash flow	$35.0	21%	4%
Preferred securities	Discounted cash flow	$28.2	8%	N/A
Private debt instruments	Discounted cash flow	$15.5	11% - 12%	N/A
(1) Key inputs to the discounted cash flow analysis generally include projections of future revenue and earnings, discount rates and terminal exit multiples or growth rates.
(2) Includes the net unrealized investment gains (losses) associated with foreign currency; foreign currency effects based on observable inputs.
(3) Since Kudu’s Participation Contracts are not subject to corporate taxes within Kudu Investment Management, LLC, pre-tax discount rates are applied to pre-tax cash flows in determining fair values. The weighted average discount rate and weighted average terminal cash flow exit multiple applied to Kudu’s Participation Contracts was 20% and 13x.
(4) In 2023, Kudu deployed a total of $163.8 into new and existing Participation Contracts.
(5) As of December 31, 2023, one of Kudu’s Participation Contracts with a total fair value of $69.1 was valued using a probability weighted expected return method, which takes into account factors such as a discounted cash flow analysis, the expected value to be received in a pending sales transaction and the likelihood that a sales transaction will take place.
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
(3) Since Kudu’s Participation Contracts are not subject to corporate taxes within Kudu Investment Management, LLC, pre-tax discount rates are applied to pre-tax cash flows in determining fair values. The weighted average discount rate and weighted average terminal cash flow exit multiple applied to Kudu’s Participation Contracts is 21% and 12x.
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
The following table presents the economic lives, acquisition date fair values, accumulated amortization and net carrying value for other intangible assets and goodwill as of December 31, 2023 and 2022:

$ in Millions	Weighted Average Economic Life (in years)	December 31, 2023			December 31, 2022
		Acquisition Date Fair Value	Accumulated Amortization	Net Carrying Value	Acquisition Date Fair Value	Accumulated Amortization	Net Carrying Value
Goodwill:
Ark	N/A	$116.8	$—	$116.8	$116.8	$—	$116.8
Kudu	N/A	7.6	—	7.6	7.6	—	7.6
Other Operations	N/A	44.4	—	44.4	52.1	—	52.1
Total goodwill		168.8	—	168.8	176.5	—	176.5
Other intangible assets:
Ark
Underwriting capacity	N/A	175.7	—	175.7	175.7	—	175.7
Kudu
Trade names	7.0	2.2	1.5	.7	2.2	1.2	1.0
Other Operations
Trade names	13.3	13.3	4.1	9.2	17.9	3.0	14.9
Customer relationships	10.9	24.8	10.3	14.5	29.5	7.5	22.0
Other	12.1	2.8	1.1	1.7	2.8	.5	2.3
Subtotal		40.9	15.5	25.4	50.2	11.0	39.2
Total other intangible assets		218.8	17.0	201.8	228.1	12.2	215.9
Total goodwill and other intangible assets		$387.6	$17.0	370.6	$404.6	12.2	392.4

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
The relief-from-royalty method was used to estimate fair value for other intangible assets that relate to rights that could be obtained via a license from a third-party owner. Under this method, the fair value is estimated using the present value of license fees avoided by owning rather than leasing the asset. This technique was used to estimate the fair value of trade names, patents and certain information technology platforms.
The with-or-without method estimates the fair value of other intangible assets that provide an incremental benefit. Under this method, the fair value of the other intangible asset is calculated by comparing the value of the entity with and without the other intangible asset. This approach was used to estimate the fair value of non-compete agreements.
On at least an annual basis beginning no later than the interim period included in the one-year anniversary of an acquisition, White Mountains evaluates goodwill and other intangible assets for potential impairment. Between annual evaluations, White Mountains considers changes in circumstances or events subsequent to the most recent evaluation that may indicate that an impairment exists and, if necessary will perform an interim review for potential impairment.
During the year ended December 31, 2023 and 2022, White Mountains did not recognize any impairments to goodwill and other intangible assets.

Rollforward of Goodwill and Other Intangible Asset

The following table presents the change in goodwill and other intangible assets:

	December 31, 2023			December 31, 2022
Millions	Goodwill	Other Intangible Assets	Total Goodwill and Other Intangible Assets	Goodwill	Other Intangible Assets	Total Goodwill and Other Intangible Assets
Beginning balance	$176.5	$215.9	$392.4	$142.3	$198.2	$340.5
Acquisition of businesses (1)	—	—	—	59.5	—	59.5
Disposition of businesses (2)	(6.7)	(6.9)	(13.6)	—	—	—
Attribution of acquisition date fair value estimates between goodwill and other intangible assets	—	—	—	(22.9)	22.9	—
Measurement period adjustments (3)	(1.0)	—	(1.0)	(2.4)	—	(2.4)
Amortization	—	(7.2)	(7.2)	—	(5.2)	(5.2)
Ending balance	$168.8	$201.8	$370.6	$176.5	$215.9	$392.4
(1) Relates to acquisitions within Other Operations.
(2) Relates to a disposition within Other Operations.
(3) Measurement period adjustments relate to updated information about acquisition date fair values of assets acquired and liabilities assumed. Adjustments relate to acquisitions within Other Operations.

During the years ended December 31, 2023 and 2022, White Mountains did not recognize any impairments to goodwill and other intangible assets.

Amortization of Other Intangible Assets

Amortization expense was $7.2 million, $5.2 million and $4.6 million for the years ended December 31, 2023, 2022 and 2021.
White Mountains expects to recognize amortization expense in each of the next five years as presented in the following table:

Millions	Amortization Expense
2024	$5.5
2025	4.8
2026	4.0
2027	3.6
2028 and years after	8.2
Total (1)	$26.1
(1) Excludes Ark’s indefinite-lived intangible assets of $175.7.

Note 5.  Loss and Loss Adjustment Expense Reserves

Ark establishes loss and LAE reserves that are estimates of amounts needed to pay claims and related expenses in the future for insured events that have already occurred. Ark’s process of estimating reserves involves a considerable degree of judgment by management and, as of any given date, is inherently uncertain.
WM Outrigger Re entered into collateralized quota share agreements with GAIL to provide reinsurance protection on Ark’s Bermuda global property catastrophe excess of loss portfolio written in the 2023 underwriting year. WM Outrigger Re’s quota share reinsurance agreement with GAIL, including its loss and LAE reserves, eliminates in White Mountains’s consolidated financial statements.
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
Ultimate loss and LAE are generally determined by extrapolation of claims emergence and settlement patterns observed in the past that can reasonably be expected to persist into the future. In forecasting ultimate loss and LAE for any line of business, past experience with respect to that line of business is the primary resource, but cannot be relied upon in isolation. Ark’s own experience, particularly claims development experience, such as trends in case reserves, payments on and closings of claims, as well as changes in business mix and coverage limits, is the most important information for estimating its reserves. External data, available from organizations such as the Lloyd’s Market Association, consulting firms and other insurance and reinsurance companies, is used to supplement or corroborate Ark’s own experience. External data can be especially useful for estimating costs on newer lines of business. Ultimate loss and LAE for major losses and catastrophes are estimated based on the known and expected exposures to the loss event, rather than simply relying on the extrapolation of reported and settled claims.
For some lines of business, such as long-tail coverages discussed below, claims data reported in the most recent years of account are often too limited to provide a meaningful basis for analysis due to the typical delay in reporting and settling of claims. For this type of business, Ark uses an expected loss ratio method for the initial years of account. This is a standard and accepted actuarial reserve estimation method in these circumstances in which the loss ratio is selected based upon information used in pricing policies for that line of business, as well as any publicly available industry data, such as industry pricing, experience and trends.
Uncertainties in estimating ultimate loss and LAE are magnified by the time lag between when a claim actually occurs and when it is reported and eventually settled. This time lag is sometimes referred to as the “claim-tail”. The claim-tail for reinsurance and insurance obtained through brokers, MGAs and reinsurance intermediaries (collectively, the “insurance and reinsurance intermediaries”) is further extended because claims are first reported to either the original primary insurance company or the insurance and reinsurance intermediaries. The claim-tail for most property coverages is typically short (usually a few days up to a few months). Settlements for casualty/liability coverages can extend for long periods of time as claims are often reported and ultimately paid or settled years after the related loss events occur. During the long claims reporting and settlement period, additional facts regarding coverages written in prior years of account, as well as about actual claims and trends, may become known and, as a result, Ark may adjust its reserves. The inherent uncertainties of estimating reserves are increased by the diversity of loss development patterns among different types of reinsurance treaties, facultative contracts or direct insurance contracts, the necessary reliance on the ceding companies and insurance and reinsurance intermediaries for information regarding reported claims and the differing reserving practices among ceding companies and insurance and reinsurance intermediaries.
If management determines that an adjustment is appropriate, the adjustment is booked in the accounting period in which such determination is made. Accordingly, should reserves need to be increased or decreased in the future from amounts currently established, future results of operations would be negatively or positively impacted.

In determining ultimate loss and LAE, the cost to indemnify claimants, provide needed legal defense and other services for insureds and administer the investigation and adjustment of claims are considered. These claims costs are influenced by many factors that change over time, such as expanded coverage definitions as a result of new court decisions, inflation in costs to repair or replace damaged property, inflation in the cost of medical services, and legislated changes in statutory benefits, as well as by the unique facts that pertain to each claim. As a result, the rate at which claims arose in the past and the costs to settle them may not always be representative of what will occur in the future. The factors influencing changes in claims costs are often difficult to isolate or quantify and developments in paid and incurred losses from historical trends are frequently subject to multiple and conflicting interpretations. Changes in coverage terms or claims handling practices may also cause future experience and/or development patterns to vary from the past. A key objective of actuaries in developing estimates of ultimate loss and LAE and resulting IBNR reserves is to identify aberrations and systemic changes occurring within historical experience and accurately adjust for them so that the future can be projected more reliably. Because of the factors previously discussed, this process requires the use of informed judgment and is inherently uncertain.
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

•Expected loss ratio methods: These methods are based on the assumption that ultimate losses vary proportionately with premiums. Expected loss ratios are typically developed based upon the information used in pricing and are multiplied by the total amount of premiums earned to calculate ultimate losses. Expected loss ratio methods are useful for estimating ultimate losses in the early years of long-tail lines of business, when little or no paid or incurred loss information is available.

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

•Adjusted historical paid and incurred loss development methods: These methods take traditional historical paid and incurred loss development methods and adjust them for the estimated impact of changes from the past in factors such as inflation, the speed of claims payment or the adequacy of case reserves. Adjusted historical paid and incurred loss development methods are often more reliable methods of predicting ultimate losses in periods of significant change, provided the actuaries can develop methods to reasonably quantify the impact of changes.

As part of Ark’s quarterly actuarial review, Ark compares the previous quarter’s projections of incurred, paid and case reserve activity, including amounts incurred but not reported, to actual amounts experienced in the quarter. Differences between previous estimates and actual experience are evaluated to determine whether a given actuarial method for estimating loss and LAE reserves should be relied upon to a greater or lesser extent than it has been in the past. While some variance is expected each quarter due to the inherent uncertainty in estimating loss and LAE reserves, persistent or large variances would indicate that prior assumptions and/or reliance on certain actuarial methods may need to be revised going forward.
Upon completion of each quarterly review, Ark selects indicated loss and LAE reserve levels based on the results of the actuarial methods described previously, which are the primary consideration in determining management's best estimate of required loss and LAE reserves. However, in making its best estimate, management also considers other qualitative factors that may lead to a difference between held reserves and the actuarial central estimate of reserves. Typically, these qualitative factors are considered when management and Ark’s actuaries conclude that there is insufficient historical incurred and paid loss information or that trends included in the historical incurred and paid loss information are not likely to repeat in the future. Such qualitative factors include, among others, recent entry into new markets or new products, improvements in the claims department that are expected to lessen future ultimate loss costs, legal and regulatory developments or other uncertainties that may arise.

Ark Reserve Estimation by Line of Business

The process of establishing loss and LAE reserves, including amounts incurred but not reported, is complex and imprecise, as it must consider many variables that are subject to the outcome of future events. As a result, informed subjective estimates and judgments as to the ultimate exposure to losses are an integral component of the loss and LAE reserving process. Ark categorizes and tracks insurance and reinsurance reserves by “reserving class of business” for each underwriting office, London and Bermuda, and then aggregates the reserving classes by line of business, which are summarized herein as property and accident & health, specialty, marine & energy, casualty-active and casualty-runoff.
Ark regularly reviews the appropriateness of its loss and LAE reserves at the reserving class of business level, considering a variety of trends that impact the ultimate settlement of claims for the subsets of claims in each particular reserving class.
For loss and LAE reserves as of December 31, 2023, Ark considers that the impact of the various reserving factors, as described below, on future paid losses would be similar to the impact of those factors on historical paid losses.
The major causes of material uncertainty (i.e., reserving factors) generally will vary for each line of business, as well as for each separately analyzed reserving class of business within the line of business. Also, reserving factors can have offsetting or compounding effects on estimated loss and LAE reserves. In most cases, it is not possible to measure the effect of a single reserving factor and construct a meaningful sensitivity expectation. Actual results will likely vary from expectations for each of these assumptions, resulting in an ultimate claims liability that is different from that being estimated currently.
Additional causes of material uncertainty exist in most product lines and may impact the types of claims that could occur within a particular line of business or reserving class of business. Examples where reserving factors, within a line of business or reserving class of business, are subject to change include changing types of insureds (e.g., size of account, industry insured, jurisdiction), changing underwriting standards, or changing policy provisions (e.g., deductibles, policy limits, endorsements).
Following is a detailed description of the reserve factors and consideration for each of Ark’s reserving lines of business.

Property and Accident & Health
Ark’s property and accident & health reserving line of business contains short-tail reserving classes. As such, reserving for these classes generally involves less uncertainty given the speed of settlement.
For property reserving classes, the reserve risk is driven primarily by occasional catastrophe events, though the financial effect of these is mitigated by reinsurance and retrocessional purchases. Ark writes property business on both an insurance and reinsurance basis. The insurance business primarily consists of direct and facultative contracts. However, some business is written through line slips and MGA binding authorities, which could have a longer-tail due to the increased exposure period caused by underlying policies attaching to the binder contract. The reinsurance business can also have a longer-tail due to timing delays resulting from attachment points on excess of loss contracts.
For accident & health reserving classes, the losses emanate from a wide range of personal accident, sickness, travel and medical insurance risks. The underlying business is a mix of direct and facultative contracts, as well as some MGA and reinsurance contracts, which are typically shorter-tail lines. Certain smaller components of the accident & health business can be longer-tail. The accident & health business is also exposed to occasional catastrophic events though not to the same degree as the property business.

Specialty
Ark’s specialty portfolio is comprised of a diverse portfolio of insurance and reinsurance subclasses of business including aviation, space, political and credit, cyber, terrorism and political violence, product defect and contamination, nuclear, fine art & specie, surety and mortgage. Certain subclasses of business are exposed to both catastrophe events and man-made loss events; for example, terrorism, war and war-like actions, political violence and space. Although these subclasses have different coverages and exposures, they are all short-tail in nature and have similar reserving features.

Marine & Energy
Ark’s marine & energy reserving line of business is underwritten on both an insurance and reinsurance basis and can be broken down into physical damage on marine risks, physical damage on upstream energy platforms and marine & energy liabilities.
The marine reserving classes consist primarily of marine hull, cargo and specie risks. These all generally have some element of transportability, which mitigates the catastrophe risk exposure; for example, having the ability to move out of the path of a hurricane if provided with sufficient notice. The marine reserving classes are generally shorter-tail.
The energy platform reserving classes cover risks that are less transportable and therefore are exposed to catastrophe events similar to property reserving classes. Other energy reserving classes cover construction contracts, which often have considerably protracted exposure periods with the bulk of the risk towards the end of the coverage period. This can have the effect of increasing the tail on an otherwise short-tail reserving class.
The marine & energy liability reserving classes, which represent a smaller portion of the marine & energy business, are typically longer-tail compared to physical damage reserving classes.

Casualty–Active and Casualty–Runoff
Ark’s casualty reserving lines of business, which include casualty–active and casualty–runoff, are long-tail classes of business. Consequently, the ultimate liability may not be known at the date of loss, which results in greater uncertainty when reserving for casualty lines.
The casualty–active line of business consists of U.S. reinsurance and insurance risks written on an excess of loss basis. The casualty–runoff line of business consists of international reinsurance risks and U.S. casualty insurance risks written through an MGA binding authority. The losses arising from these lines of business are primarily related to medical malpractice, professional liability and general liability coverages, which are long-tail lines of business.
Casualty policies are generally written on either a claims-made or occurrence basis. On a claims-made basis, the trigger of loss is based on the date that the loss is reported. On an occurrence basis, the trigger of loss is the date that the loss occurred. Due to delays between loss occurrence and loss reporting, business written on an occurrence basis can be longer-tail than business written on a claims-made basis.
There are a number of common reserving factors for casualty lines that can affect the estimated casualty reserves, including:
•Changes in claims-handling practices, both in-house and through third-party claims administrators,
•Changes in court interpretations of policy provisions, and
•Trends in litigation or jury awards.

Cumulative Number of Reported Claims

Ark counts a claim for each unique combination of individual claimant, loss event and risk. A claim is still counted if the claim is closed with no payment. Bulk-coded losses are counted as one claim, as underlying claim counts are not available.

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
A Reinsurance to Close (“RITC”) agreement is generally put in place after the third year of operations for a year of account such that the outstanding loss and LAE reserves, including future development thereon, are reinsured into the next year of account. As a result, and in combination with the changing participation provided by TPC Providers, Ark’s participation on outstanding loss and LAE reserves reinsured into the next year of account changes. The impact of the changes in TPC Providers’ participation are reflected in the table below. After 2023, Ark is no longer subject to changes in TPC Providers’ participation.
During 2023, an RITC agreement was executed such that the outstanding loss and LAE reserves for claims arising out of the 2020 year of account, for which the TPC Providers’ participation in the total net results of the Syndicates was 42.8%, were reinsured into the 2021 year of account, for which the TPC Providers’ participation in the total net results of the Syndicates was 0.0%.
During 2022, an RITC agreement was executed such that the outstanding loss and LAE reserves for claims arising out of the 2019 year of account, for which the TPC Providers’ participation in the total net results of the Syndicates was 58.3%, were reinsured into the 2020 year of account, for which the TPC Providers’ participation in the total net results of the Syndicates was 42.8%.
During 2021, an RITC was executed such that the outstanding loss and LAE reserves for claims arising out of the 2018 year of account, for which the TPC Providers’ participation in the total net results of the Syndicates was 57.6%, were reinsured into the 2019 year of account, for which the TPC Providers’ participation in the total net results of the Syndicates was 58.3%.

Loss and Loss Adjustment Expense Reserve Summary

The following table summarizes the loss and LAE reserve activity of the Ark/WM Outrigger segment for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
Millions	2023	2022	2021
Gross beginning balance	$1,296.5	$894.7	$696.0
Less: beginning reinsurance recoverable on unpaid losses (1)	(505.0)	(428.9)	(433.4)
Net loss and LAE reserves	791.5	465.8	262.6

Losses and LAE incurred relating to:
Current year losses	706.9	588.1	336.3
Prior year losses	19.9	(51.7)	(21.5)
Net incurred losses and LAE	726.8	536.4	314.8

Loss and LAE paid relating to:
Current year losses	(51.3)	(98.9)	(43.9)
Prior year losses	(356.6)	(158.6)	(61.6)
Net paid losses and LAE	(407.9)	(257.5)	(105.5)

Change in TPC Providers’ participation (2)	145.4	57.5	(2.2)
Foreign currency translation and other adjustments to loss and LAE reserves	8.5	(10.7)	(3.9)

Net ending balance	1,264.3	791.5	465.8
Plus: ending reinsurance recoverable on unpaid losses (3)	340.8	505.0	428.9
Gross ending balance	$1,605.1	$1,296.5	$894.7
(1) The beginning reinsurance recoverable on unpaid losses includes amounts attributable to TPC Providers of $145.4, $276.8 and $319.2 as of December 31, 2022, 2021 and 2020.
(2) Amount represents the impact to net loss and LAE reserves due to a change in the TPC Providers’ participation related to the annual RITC process.
(3) The ending reinsurance recoverable on unpaid losses includes amounts attributable to TPC Providers of $0.0, $145.4 and $276.8 as of December 31, 2023, 2022 and 2021.

During the year ended December 31, 2023, the Ark/WM Outrigger segment experienced $19.9 million of net unfavorable prior year loss reserve development. The net unfavorable prior year loss reserve development was driven primarily by the property and accident & health ($41.7 million) reserving line of business, partially offset by net favorable prior year loss reserve development within the specialty ($11.9 million) and casualty–runoff ($6.0 million) reserving lines of business. The net unfavorable prior year loss reserve development in the property and accident & health reserving line of business was driven primarily by Hurricane Ian, Winter Storm Elliott and a power outage claim. The net favorable prior year loss reserve development in the specialty and casualty-runoff reserving lines of business was driven primarily by positive claims experience within the 2021 and 2020 accident years.
During the year ended December 31, 2022, The Ark/WM Outrigger segment experienced $51.7 million of net favorable prior year loss reserve development. The net favorable prior year loss reserve development was driven primarily by the property and accident & health ($20.8 million), marine & energy ($18.8 million) and specialty ($12.7 million) reserving lines of business. The favorable prior year loss reserve development in the property and accident & health, marine & energy and specialty reserving lines of business was driven primarily by positive claims experience within the 2021 accident year.
During the year ended December 31, 2021, The Ark/WM Outrigger segment experienced $21.5 million of net favorable prior year loss reserve development. The net favorable prior year loss reserve development was driven primarily by the property and accident & health ($8.9 million), casualty-active ($3.7 million), specialty ($3.3 million) and casualty–runoff ($3.3 million) reserving lines of business. The favorable prior year loss reserve development in the property and accident & health reserving line of business was driven primarily by positive claims experience within the 2018 and 2019 accident years.
The following table summarizes the unpaid loss and LAE reserves, net of reinsurance recoverables on unpaid losses, for each of the Ark/WM Outrigger segment’s major reserving lines of business as of December 31, 2023 and 2022:

	Year Ended December 31,
Millions	2023	2022
Property and Accident & Health	$358.7	$258.2
Specialty	339.7	204.3
Marine & Energy	331.7	196.4
Casualty-Active	137.1	71.5
Casualty-Runoff	81.3	60.8
WM Outrigger and Other	15.8	.3
Unpaid loss and LAE reserves, net of reinsurance recoverables on unpaid losses	1,264.3	791.5
Plus: Reinsurance recoverables on unpaid losses (1)
Property and Accident & Health (2)	126.9	224.6
Specialty	77.6	97.2
Marine & Energy	59.1	79.8
Casualty-Active	74.8	49.9
Casualty-Runoff	2.4	53.5
Total Reinsurance recoverables on unpaid losses (1) (2)	340.8	505.0
Total unpaid loss and LAE reserves	$1,605.1	$1,296.5
(1) The reinsurance recoverables on unpaid losses include amounts attributable to TPC Providers of $0.0 and $145.4 as of December 31, 2023 and 2022.
(2) The reinsurance recoverables on unpaid losses exclude $15.6 ceded by Ark to WM Outrigger Re as of December 31, 2023, which eliminate in White Mountains’s consolidated financial statements.

The following five tables cover each of Ark’s property and accident & health, specialty, marine & energy, casualty-active and casualty-runoff reserving lines of business and are presented net of reinsurance, which includes the impact of whole-account quota-share reinsurance arrangements related to TPC Providers. Through the annual RITC process, and in combination with the changing participation provided by TPC Providers, Ark’s participation on outstanding loss and LAE reserves on prior years of account can fluctuate. Depending on the change in the TPC Providers’ participation from one year of account to the next, the impact could be significant and is reflected in the tables on a retrospective basis by accident year. That is, for the RITC executed in the current year that changes Ark’s participation for claims relating to prior accident years, the prior year columns are adjusted to include the impact of the RITC. After 2023, Ark is no longer subject to changes in TPC Providers’ participation.
The following table summarizes the participation of Ark’s TPC Providers by year of account:

	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
TPC Providers’ Participation	66.2%	70.0%	59.6%	60.0%	57.6%	58.3%	42.8%	—%	—%	—%

Each of the five tables includes three sections.
The top section of the table presents, for each of the previous 10 accident years: (1) cumulative total undiscounted incurred loss and LAE as of each of the previous 10 year-end evaluations, (2) total IBNR plus expected development on reported claims as of December 31, 2023 and (3) the cumulative number of reported claims as of December 31, 2023.
The middle section of the table presents cumulative paid loss and LAE for each of the previous 10 accident years as of each of the previous 10 year-end evaluations. Also included in this section is a calculation of the loss and LAE reserves as of December 31, 2023, which is then included in the reconciliation to the consolidated balance sheet presented above. The total unpaid loss and LAE reserves as of December 31, 2023 are calculated as the cumulative incurred loss and LAE from the top section less the cumulative paid loss and LAE from the middle section, plus any outstanding liabilities from accident years prior to 2014.
The bottom section of the table is supplementary information about the average historical claims duration as of December 31, 2023. It shows the weighted average annual percentage payout of incurred loss and LAE by accident year as of each age. For example, the first column is calculated as the incremental paid loss and LAE in the first calendar year for each given accident year (e.g. calendar year 2023 for accident year 2023, calendar year 2022 for accident year 2022) divided by the cumulative incurred loss and LAE as of December 31, 2023 for that accident year. The resulting ratios are weighted using cumulative incurred loss and LAE as of December 31, 2023.

Property and Accident & Health
$ in Millions
	Incurred Loss and LAE, Net of Reinsurance
	For the Years Ended December 31,										As of December 31, 2023
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	Total IBNR plus expected development on reported claims	Cumulative number of reported claims
	Unaudited
2014	$32.8	$29.5	$29.4	$28.7	$28.5	$28.6	$28.6	$28.6	$28.6	$28.5	$.1	2,924
2015		19.3	18.3	17.3	16.3	16.1	16.2	15.9	15.8	16.1	.2	2,829
2016			22.5	17.7	18.5	18.6	18.6	18.8	18.8	18.7	.2	3,428
2017				31.3	38.1	45.6	44.6	43.2	42.7	44.2	15.3	4,613
2018					41.0	47.4	49.3	47.0	47.1	46.7	1.9	4,269
2019						34.2	31.4	27.2	24.0	23.4	.8	4,011
2020							77.6	75.8	75.1	78.4	12.4	4,617
2021								171.8	155.5	167.3	5.7	3,465
2022									244.3	270.5	14.3	3,899
2023										214.2	156.9	2,963
									Total	$908.0

Property and Accident & Health
Millions
	Cumulative Paid Loss and LAE, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	Unaudited
2014	$13.7	$25.1	$27.3	$27.6	$27.7	$27.9	$28.0	$28.0	$28.0	$28.0
2015		6.9	12.3	13.5	14.7	14.7	14.9	15.1	15.1	15.5
2016			8.6	13.2	16.5	16.9	17.0	17.3	17.9	18.1
2017				16.9	26.0	31.8	33.0	29.8	27.5	25.7
2018					15.7	32.4	40.3	40.3	41.1	43.1
2019						6.8	16.8	18.5	18.6	19.4
2020							11.3	34.3	47.3	56.1
2021								30.9	87.1	131.3
2022									70.9	193.9
2023										20.1
									Total	551.2
All outstanding liabilities before 2014, net of reinsurance										1.9
Loss and LAE reserves, net of reinsurance										$358.7

Property and Accident & Health
	Average Annual Percentage Payout of Incurred Losses and LAE by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5	6	7	8	9	10
	25.8%	35.5%	20.1%	6.1%	1.3%	1.1%	0.4%	0.3%	0.1%	—%

Specialty
$ in Millions
	Incurred Loss and LAE, Net of Reinsurance
	For the Years Ended December 31,										As of December 31, 2023
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	Total IBNR plus expected development on reported claims	Cumulative number of reported claims
	Unaudited
2014	$46.0	$44.2	$41.2	$40.8	$41.2	$43.8	$43.8	$43.7	$43.5	$43.5	$—	1,359
2015		17.4	14.8	12.4	10.8	11.1	11.3	11.3	9.0	8.2	(.1)	1,841
2016			18.4	14.4	11.0	11.3	11.9	11.9	9.0	8.6	.1	1,932
2017				18.1	13.0	12.1	11.6	11.7	10.7	10.4	.1	2,191
2018					14.6	16.4	16.8	16.1	14.9	15.8	.4	2,117
2019						21.8	19.6	18.7	25.7	30.1	.2	2,368
2020							24.2	23.2	19.0	19.9	1.7	1,994
2021								71.2	62.6	51.7	16.4	1,696
2022									181.1	176.6	97.2	1,407
2023										215.6	151.6	1,258
									Total	$580.4

Specialty
Millions
	Cumulative Paid Loss and LAE, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	Unaudited
2014	$26.5	$39.3	$40.1	$40.5	$41.1	$42.4	$43.2	$43.1	$43.4	$43.7
2015		4.0	7.1	7.7	8.1	8.1	8.2	8.2	6.5	6.3
2016			3.2	8.0	9.1	9.9	10.4	10.4	8.6	8.4
2017				3.2	6.7	8.5	8.6	8.6	9.3	9.1
2018					2.8	8.3	10.1	10.5	11.9	13.1
2019						4.9	7.0	7.5	18.3	25.2
2020							5.3	10.7	13.2	18.3
2021								5.1	24.1	35.7
2022									16.0	62.1
2023										18.8
									Total	240.7
All outstanding liabilities before 2014, net of reinsurance										—
Loss and LAE reserves, net of reinsurance										$339.7

Specialty
	Average Annual Percentage Payout of Incurred Losses and LAE by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5	6	7	8	9	10
	20.5%	30.6%	9.7%	6.0%	7.7%	6.0%	1.2%	1.7%	(3.1)%	(0.5)%

Marine & Energy
$ in Millions
	Incurred Loss and LAE, Net of Reinsurance
	For the Years Ended December 31,										As of December 31, 2023
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	Total IBNR plus expected development on reported claims	Cumulative number of reported claims
	Unaudited
2014	$34.4	$20.2	$17.2	$16.3	$14.1	$13.7	$14.0	$13.8	$13.9	$13.6	$(.3)	2,572
2015		21.8	17.5	16.3	13.4	12.8	13.0	12.8	13.1	12.9	.1	3,242
2016			23.6	19.7	15.8	14.7	14.4	15.0	14.2	13.8	.1	3,770
2017				26.2	19.5	17.7	17.1	16.8	15.9	16.1	.3	4,133
2018					25.8	20.3	17.8	18.1	17.7	18.1	.5	3,225
2019						23.9	21.8	21.8	21.6	22.1	.9	2,366
2020							30.0	27.3	28.7	27.6	1.6	1,561
2021								86.8	69.8	67.7	9.3	1,461
2022									150.2	154.2	50.4	1,802
2023										197.8	154.8	1,539
									Total	$543.9

Marine & Energy
Millions
	Cumulative Paid Loss and LAE, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	Unaudited
2014	$5.9	$12.3	$13.4	$14.2	$14.3	$13.6	$13.8	$13.6	$13.9	$13.8
2015		4.0	7.9	9.7	11.1	10.5	10.6	11.0	11.6	11.7
2016			5.6	10.1	12.7	13.1	13.3	13.9	13.6	13.6
2017				5.1	11.2	12.9	14.2	14.2	14.2	14.1
2018					2.7	12.7	14.3	15.0	15.6	15.6
2019						3.4	10.7	12.7	14.5	15.5
2020							3.2	12.8	16.2	18.7
2021								6.3	24.5	38.5
2022									12.3	66.4
2023										10.6
									Total	218.5
All outstanding liabilities before 2013, net of reinsurance										6.3
Loss and LAE reserves, net of reinsurance										$331.7

Marine & Energy
	Average Annual Percentage Payout of Incurred Losses and LAE by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5	6	7	8	9	10
	14.2%	34.9%	19.4%	6.1%	4.3%	6.5%	0.3%	0.3%	(0.3)%	0.1%

Casualty-Active
$ in Millions
	Incurred Loss and LAE, Net of Reinsurance
	For the Years Ended December 31,										As of December 31, 2023
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	Total IBNR plus expected development on reported claims	Cumulative number of reported claims
	Unaudited
2014	$13.3	$9.4	$8.4	$8.2	$8.1	$7.7	$7.8	$7.6	$7.8	$7.7	$.3	1,393
2015		9.6	9.8	8.2	8.1	7.4	7.2	7.0	7.3	7.5	.4	1,295
2016			8.8	8.3	8.9	9.0	9.1	9.2	9.2	10.1	.5	1,553
2017				11.6	11.7	10.8	9.4	9.1	10.5	10.7	1.1	1,632
2018					12.9	13.3	11.1	10.9	8.6	9.2	1.4	1,098
2019						14.8	13.7	12.4	10.6	11.4	2.6	954
2020							13.5	12.1	10.9	9.2	4.3	605
2021								21.4	22.4	16.6	12.4	842
2022									33.0	38.1	34.4	1,237
2023										61.0	57.9	1,065
									Total	$181.5

Casualty-Active
Millions
	Cumulative Paid Loss and LAE, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	Unaudited
2014	$1.3	$3.5	$4.2	$4.7	$5.2	$5.5	$5.9	$6.0	$6.2	$6.7
2015		1.8	2.4	3.2	4.4	4.7	4.9	5.1	5.5	6.1
2016			.2	1.0	2.3	4.0	4.6	5.3	6.5	8.1
2017				.8	1.7	2.8	3.4	4.2	5.7	7.5
2018					.3	1.4	3.5	4.3	4.3	6.2
2019						.3	1.4	2.3	3.0	5.7
2020							.5	1.0	2.0	3.3
2021								.5	.9	3.1
2022									.4	1.6
2023										.9
									Total	49.2
All outstanding liabilities before 2014, net of reinsurance										4.8
Loss and LAE reserves, net of reinsurance										$137.1

Casualty-Active
	Average Annual Percentage Payout of Incurred Losses and LAE by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5	6	7	8	9	10
	4.8%	8.8%	14.2%	11.3%	8.8%	10.9%	6.1%	4.6%	2.0%	3.2%

Casualty-Runoff
$ in Millions
	Incurred Loss and LAE, Net of Reinsurance
	For the Years Ended December 31,										As of December 31, 2023
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	Total IBNR plus expected development on reported claims	Cumulative number of reported claims
	Unaudited
2014	$49.2	$48.4	$51.0	$54.0	$57.6	$59.1	$59.1	$58.9	$58.7	$59.7	$1.9	1,947
2015		36.7	32.1	33.3	36.8	36.5	37.5	36.8	39.3	40.3	2.0	2,000
2016			32.6	32.2	40.4	38.6	38.8	38.6	37.7	37.5	2.3	2,158
2017				30.6	34.0	31.4	32.1	31.6	29.9	28.3	2.9	1,603
2018					33.7	28.2	27.3	26.6	26.2	28.0	4.1	1,277
2019						26.6	23.3	23.4	24.9	23.6	5.8	971
2020							15.9	12.3	13.9	10.9	3.9	566
2021								10.5	7.0	5.5	3.0	282
2022									.8	2.6	1.8	77
2023										2.7	1.6	40
									Total	$239.1

Casualty-Runoff
Millions
	Cumulative Paid Loss and LAE, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	Unaudited
2014	$6.5	$23.2	$29.6	$36.5	$43.2	$47.0	$48.7	$49.4	$51.9	$54.9
2015		4.3	8.2	14.5	21.4	24.7	27.4	29.0	33.1	35.3
2016			3.9	10.2	17.7	22.7	25.4	27.8	28.7	31.0
2017				3.2	9.4	14.7	18.5	21.4	22.5	22.8
2018					3.4	7.4	12.6	14.9	16.3	18.2
2019						3.3	5.8	7.8	12.2	15.2
2020							.8	1.3	3.1	6.0
2021								.5	1.7	1.9
2022									.3	.5
2023										.9
									Total	186.7
All outstanding liabilities before 2014, net of reinsurance										28.9
Loss and LAE reserves, net of reinsurance										$81.3

Casualty-Runoff
	Average Annual Percentage Payout of Incurred Losses and LAE by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5	6	7	8	9	10
	8.6%	14.0%	15.5%	14.8%	8.6%	7.0%	5.5%	4.2%	3.0%	2.1%

Note 6.  Third-Party Reinsurance

P&C Insurance and Reinsurance

In the normal course of business, Ark may seek to limit losses that arise from catastrophes or other events by reinsuring certain risks with third-party reinsurers. Ark remains liable for risks reinsured in the event that the reinsurer does not honor its obligations under reinsurance contracts. The following table summarizes the effects of reinsurance on written and earned premiums and on losses and LAE for the Ark/WM Outrigger segment for the years ended December 31, 2023, 2022 and 2021.

	Year Ended December 31,
Millions	2023		2022	2021
Written premiums:
Direct	$931.9		$760.4	$619.5
Assumed	966.5		691.6	439.2
Gross written premiums	1,898.4		1,452.0	1,058.7
Ceded	(377.5)	(1)	(256.8)	(199.6)
Net written premiums	$1,520.9		$1,195.2	$859.1
Earned premiums:
Direct	$848.1		$655.5	$556.0
Assumed	925.6		668.7	330.4
Gross earned premiums	1,773.7		1,324.2	886.4
Ceded	(364.0)	(2)	(280.8)	(249.1)
Net earned premiums	$1,409.7		$1,043.4	$637.3
Losses and LAE:
Gross	$782.5		$814.9	$442.9
Ceded	(55.7)	(3)	(278.5)	(128.1)
Net losses and LAE	$726.8		$536.4	$314.8
(1) The ceded written premiums exclude $110.0 ceded by Ark to WM Outrigger Re for the year ended December 31, 2023, which eliminate in White Mountains’s consolidated financial statements.
(2) The ceded earned premiums exclude $104.3 ceded by Ark to WM Outrigger Re for the year ended December 31, 2023, which eliminate in White Mountains’s consolidated financial statements.
(3) The ceded loss and LAE exclude $15.6 ceded by Ark to WM Outrigger Re for the year ended December 31, 2023, which eliminate in White Mountains’s consolidated financial statements.

The following table presents the Ark/WM Outrigger segment’s reinsurance recoverables as of December 31, 2023 and December 31, 2022:

Millions	December 31, 2023		December 31, 2022
Reinsurance recoverables on unpaid losses	$340.8	(1)	$505.0	(3)
Reinsurance recoverables on paid losses	27.4		31.1
Ceded unearned premiums	73.8	(2)	59.2
Reinsurance recoverables	$442.0		$595.3
(1) The reinsurance recoverables on unpaid losses exclude $15.6 ceded by Ark to WM Outrigger Re as of December 31, 2023, which eliminate in White Mountains’s consolidated financial statements.
(2) The ceded unearned premiums exclude $5.7 ceded by Ark to WM Outrigger Re as of December 31, 2023, which eliminate in White
Mountains’s consolidated financial statements.
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
The following table presents the Ark/WM Outrigger segment’s gross and net reinsurance recoverables by each reinsurer’s A.M. Best Company, Inc (“A.M. Best”) rating as of December 31, 2023:

$ in Millions	As of December 31, 2023
A.M. Best Rating (1)	Gross		Collateral		Net	% of Total
A+ or better	$204.0		$—		$204.0	71.0%
A- to A	76.2		—		76.2	26.5
B++ or lower and not rated	88.0	(2)	80.7	(2)	7.3	2.5
Total	$368.2		$80.7		$287.5	100.0%
(1) A.M. Best ratings as detailed above are: “A+ or better” (Superior) “A- to A” (Excellent), “B++” (Good).
(2) Excludes $15.6 ceded by Ark to WM Outrigger Re as of December 31, 2023, which eliminates in White Mountains’s consolidated financial statements.

See Note 10 — “Municipal Bond Guarantee Insurance” for third-party reinsurance balances related to White Mountains’s financial guarantee business.

Reinsurance Contracts Accounted for as Deposits

Ark has an aggregate excess of loss contract with SiriusPoint, which is accounted for using the deposit method and recorded within other assets. Ark earns an annual crediting rate of 3.0%, which is recorded within other revenue. During 2021, Ark negotiated a reduction of $31.7 million, including accrued interest, to the aggregate excess of loss contract with SiriusPoint. As of December 31, 2023 and December 31, 2022, the carrying value of Ark’s deposit in SiriusPoint, including accrued interest, was $20.4 million.
See Note 10 — “Municipal Bond Guarantee Insurance” for reinsurance contracts accounted for as deposits related to White Mountains’s financial guarantee business.

Note 7. Debt

The following table presents White Mountains’s debt outstanding as of December 31, 2023 and 2022:

	December 31,	Effective	December 31,	Effective
$ in Millions	2023	Rate (1)	2022	Rate (1)
HG Global Senior Notes (2)	$150.0	11.9%	$150.0	8.9%
Unamortized discount and issuance cost	(3.1)		(3.5)
HG Global Senior Notes, carrying value	146.9		146.5
Ark 2007 Subordinated Notes, carrying value	30.0		30.0
Ark 2021 Subordinated Notes Tranche 1	42.7		41.3
Ark 2021 Subordinated Notes Tranche 2	47.0		47.0
Ark 2021 Subordinated Notes Tranche 3	70.0		70.0
Unamortized issuance cost	(4.2)		(4.6)
Ark 2021 Subordinated Notes, carrying value	155.5		153.7
Total Ark Subordinated Notes, carrying value	185.5	11.0%	183.7	7.6%
Kudu Credit Facility	210.3	10.1%	215.2	6.1%
Unamortized issuance cost	(6.5)		(6.9)
Kudu Credit Facility, carrying value	203.8		208.3
Other Operations debt	28.9	10.2%	37.4	6.6%
Unamortized issuance cost	(.5)		(.7)
Other Operations debt, carrying value	28.4		36.7
Total debt	$564.6		$575.2
(1) Effective rate includes the effect of the amortization of debt issuance costs and, where applicable, the original issue discount.
(2) Effective rate excludes the effect of the interest rate cap.

The following table presents a schedule of contractual repayments of White Mountains’s debt as of December 31, 2023:

Millions	December 31, 2023
Due in one year or less	$3.3
Due in two to three years	11.2
Due in four to five years	40.6
Due after five years	523.8
Total	$578.9

HG Global Senior Notes

On April 29, 2022, HG Global received the proceeds from the issuance of its $150.0 million face value floating rate secured senior notes (the “HG Global Senior Notes”). The HG Global Senior Notes, which mature in April 2032, accrue interest at a floating rate equal to the three-month Secured Overnight Financing Rate (“SOFR”) plus a credit adjustment spread of 0.26% and a stated margin of 6.0% per annum. Subsequent to the five-year anniversary of the funding date, absent the occurrence of an early amortization trigger event, HG Global will be required to make payments of principal on a quarterly basis totaling $15.0 million annually. Upon the occurrence of an early amortization trigger event, HG Global is required to use all available cash flow to repay the notes. Early amortization trigger events include scenarios in which HG Re is effectively in runoff. HG Global has the option to redeem, in whole or in part, the HG Global Senior Notes after the five-year anniversary of the funding date at the outstanding principal amount plus accrued interest.
On June 16, 2022, HG Global entered into an interest rate cap agreement, effective on July 25, 2022, to limit its exposure to the risk of interest rate increases on the HG Global Senior Notes. The notional amount of the interest rate cap is $150.0 million and the termination date is July 25, 2025. See Note 9 — “Derivatives.”
The HG Global Senior Notes require HG Global to maintain an interest reserve account of eight times the interest accrued for the most recent quarterly interest period. While the interest rate cap is in force, the interest reserve account is subject to a maximum required balance of $29.3 million. As of December 31, 2023, the fair value of the interest reserve account, which is included in short-term investments, was $30.4 million.
The HG Global Senior Notes are secured by the capital stock and other equity interests of HG Global’s subsidiaries, the interest reserve account, and all cash and non-cash proceeds from such collateral. The HG Global Senior Notes contain various affirmative and negative covenants that White Mountains considers to be customary for such borrowings.
If the payment of principal and interest under the HG Global Senior Notes becomes subject to tax withholding on behalf of a relevant governmental authority for certain indemnified taxes, the HG Global Senior Notes require the payment of additional amounts such that the amount received by the noteholders is the same as would have been received absent the tax withholding being imposed. The HG Global Senior Notes require the payment of additional interest of 1.0% per annum if the HG Global Senior Notes receive a non-investment grade rating or are no longer rated. As of December 31, 2023, the HG Global Senior Notes had an investment grade rating.
As of December 31, 2023, the HG Global Senior Notes had an outstanding balance of $150.0 million.

Ark Subordinated Notes

In March 2007, GAIL issued $30.0 million face value of floating rate unsecured junior subordinated deferrable interest notes to Alesco Preferred Funding XII Ltd., Alesco Preferred Funding XIII Ltd. and Alesco Preferred Funding XIV Ltd (the “Ark 2007 Subordinated Notes”). The Ark 2007 Subordinated Notes, which mature in June 2037, accrued interest at a floating rate equal to the three-month U.S. London Interbank Offered Rate (“LIBOR”) plus 4.6% per annum until September 2023. Effective September 2023, the Ark 2007 Subordinated Notes accrue interest a a floating rate equal to the three-month SOFR plus a credit adjustment spread of 0.26% and a stated margin of 4.6% per annum. As of December 31, 2023, the Ark 2007 Subordinated Notes had an outstanding balance of $30.0 million. In January 2024, Ark provided notice to the lenders that it intends to redeem the Ark 2007 Subordinated Notes in full on March 15, 2024.
In the third quarter of 2021, GAIL issued $163.3 million face value floating rate unsecured subordinated notes at par in three separate transactions for proceeds of $157.8 million, net of debt issuance costs. These Ark 2021 Subordinated Notes were issued in private placement offerings that were exempt from the registration requirements of the Securities Act of 1933.
On July 13, 2021, Ark issued €39.1 million ($46.3 million based upon the foreign exchange spot rate as of the date of the transaction) face value floating rate unsecured subordinated notes (“Ark 2021 Subordinated Notes Tranche 1”). The Ark 2021 Subordinated Notes Tranche 1, which mature in July 2041, accrue interest at a floating rate equal to the three-month Euro Interbank Offered Rate (EURIBOR) plus 5.75% per annum.

On August 11, 2021, Ark issued $47.0 million face value floating rate unsecured subordinated notes (“Ark 2021 Subordinated Notes Tranche 2”). The Ark 2021 Subordinated Notes Tranche 2, which mature in August 2041, accrued interest at a floating rate equal to the three-month U.S. LIBOR plus 5.75% per annum until August 2023. Effective August 2023, the Ark 2021 Subordinated Notes Tranche 2 accrue interest at a floating rate equal to the three-month SOFR plus a credit adjustment spread of 0.26% and a stated margin of 5.75% per annum.
On September 8, 2021, Ark issued $70.0 million face value floating rate unsecured subordinated notes (“Ark 2021 Subordinated Notes Tranche 3”). The Ark 2021 Subordinated Notes Tranche 3, which mature in September 2041, accrued interest at a floating rate equal to the three-month U.S. LIBOR plus 6.1% per annum until September 2023. Effective September 2023, the Ark 2021 Subordinated Notes Tranche 3 accrue interest at a floating rate equal to the three-month SOFR plus a credit adjustment spread of 0.26% and a stated margin of 6.1% per annum.
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
If the payments of principal and interest under the Ark 2021 Subordinated Notes become subject to tax withholding on behalf of Bermuda or any political subdivision there, the Ark 2021 Subordinated Notes require the payment of additional amounts such that the amount received by the noteholders is the same as would have been received absent the tax withholding being imposed. The Ark 2021 Subordinated Notes Tranche 3 require the payment of additional interest of 1.0% per annum upon the occurrence of a premium load event until such event is remedied. Premium load events include the failure to meet payment obligations of the Ark 2021 Subordinated Notes Tranche 3 when due, failure of GAIL to maintain an investment grade credit rating, failure of GAIL to maintain 120% of its Bermuda solvency capital requirement, failure of GAIL to maintain a debt to capital ratio below 40%, late filing of GAIL’s or Ark’s financial information and making a restricted payment or distribution on GAIL’s common stock or other securities that rank junior or pari passu with the Ark 2021 Subordinated Notes Tranche 3 when a different premium load event exists or will be caused by the restricted payment. As of December 31, 2023, there were no premium load events.
As of December 31, 2023, the Ark 2021 Subordinated Notes Tranche 1 had an outstanding balance of €39.1 million ($42.7 million based upon the foreign exchange spot rate as of December 31, 2023), the Ark 2021 Subordinated Notes Tranche 2 had an outstanding balance of $47.0 million and the Ark 2021 Subordinated Notes Tranche 3 had an outstanding balance of $70.0 million.
The Ark Subordinated Notes contain various affirmative and negative covenants that White Mountains considers to be customary for such borrowings.

Ark Standby Letter of Credit Facilities

In December 2021, Ark entered into two uncommitted secured standby letter of credit facility agreements to support the continued growth and expansion of GAIL’s insurance and reinsurance operations. The standby letter of credit facility agreements were executed with ING Bank N.V., London Branch (the “ING LOC Facility”), with capacity of $50.0 million on an uncollateralized basis, and with Citibank Europe Plc (the “Citibank LOC Facility”), with capacity of $125.0 million on a collateralized basis. In September 2022, Ark entered into an additional uncommitted standby letter of credit facility agreement with Lloyds Bank Corporate Markets PLC (the “Lloyds LOC Facility”), with capacity of $100.0 million on a collateralized basis.
As of December 31, 2023, the ING LOC Facility was undrawn. As of December 31, 2023, the Citibank LOC Facility had an outstanding balance of $106.5 million and short-term investments pledged as collateral of $134.8 million. As of December 31, 2023, the Lloyds LOC Facility had an outstanding balance of $28.6 million and short-term investments pledged as collateral of $64.1 million. Ark’s uncommitted secured standby letter of credit facility agreements contain various representations, warranties and covenants that White Mountains considers to be customary for such borrowings.

Kudu Credit Facility

On March 23, 2021, Kudu entered into a secured revolving credit facility (the “Kudu Credit Facility”) with Mass Mutual to repay its prior credit facility and to fund new investments and related transaction expenses. The maximum borrowing capacity of the Kudu Credit Facility is $300.0 million. The Kudu Credit Facility matures on March 23, 2036.
Through June 2023, interest on the Kudu Credit Facility accrued at a floating interest rate equal to the greater of the three-month LIBOR or 0.25%, plus in each case, 4.30%. Effective July 2023, the Kudu Credit Facility accrue interest at a floating interest rate equal to the three-month SOFR plus a credit adjustment spread of 0.26% and a stated margin of 4.30%. The Kudu Credit Facility requires Kudu to maintain an interest reserve account. As of December 31, 2023, the interest reserve account of $14.9 million was held in short term investments. As of December 31, 2022, the interest reserve account of $12.2 million was held in restricted cash. The Kudu Credit Facility requires Kudu to maintain a ratio of the outstanding balance to the sum of the fair market value of Kudu’s Participation Contracts and cash held in certain accounts (the “LTV Percentage”) of less than 50% in years 0-3, 40% in years 4-6, 25% in years 7-8, 15% in years 9-10 and 0% thereafter. As of December 31, 2023, Kudu had a 25% LTV Percentage.
Kudu may borrow undrawn balances within the initial three-year availability period, subject to customary terms and conditions, to the extent the amount borrowed under the Kudu Credit Facility does not exceed the borrowing base, which is equal to 35% of the fair value of Kudu’s qualifying Participation Contracts. When considering the fair value of Kudu’s qualifying Participation Contracts as of December 31, 2023, the available undrawn balance was $89.7 million.
The following table presents the change in debt under the Credit Facility for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
Millions	2023	2022	2021
Kudu Credit Facility
Beginning balance	$215.2	$225.4	$—
Term loans
Borrowings	12.0	35.0	232.0
Repayments	(16.9)	(45.2)	(6.6)
Ending balance	$210.3	$215.2	$225.4

The Kudu Credit Facility is secured by all property of the loan parties and contains various affirmative and negative covenants that White Mountains considers to be customary for such borrowings.

Other Operations Debt

As of December 31, 2023, White Mountains’s Other Operations had debt with an outstanding balance of $28.9 million, which consisted of four secured credit facilities (collectively, “Other Operations debt”).

Compliance

As of December 31, 2023, White Mountains was in compliance, in all material respects, with all of the covenants under its debt instruments.

Interest

Total interest expense incurred by White Mountains for its indebtedness was $62.7 million, $40.3 million and $20.5 million for the years ended December 31, 2023, 2022 and 2021. Total interest paid by White Mountains for its indebtedness was $42.2 million, $30.5 million and $13.9 million for the years ended December 31, 2023, 2022 and 2021.

Note 8. Income Taxes

The Company and its Bermuda-domiciled subsidiaries were not subject to income tax in Bermuda in 2023 and prior years. On December 27, 2023, Bermuda enacted a 15% corporate income tax that will generally become effective on January 1, 2025. The Bermuda legislation defers the effective date for five years for Bermuda companies in consolidated groups that meet certain requirements. White Mountains expects to meet the requirements to be exempt from the Bermuda corporate income tax until January 1, 2030. The Bermuda legislation also provides for an economic transition adjustment that will reduce future years’ taxable income. Under GAAP, this economic transition adjustment was required to be recognized as a net deferred tax asset as of December 31, 2023. Accordingly, White Mountains’s net income for 2023 included a net deferred tax benefit of $68 million, of which $51 million was recorded at Ark and $17 million was recorded at HG Global.
The Company has subsidiaries and branches that operate in various other jurisdictions around the world and are subject to tax in the jurisdictions in which they operate. As of December 31, 2023, the primary jurisdictions in which the Company’s subsidiaries and branches operate and were subject to tax include Israel, Luxembourg, the United Kingdom and the United States.
The following table presents the total income tax (expense) benefit for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
Millions	2023	2022	2021
Current income tax (expense) benefit:
U.S. federal	$(12.6)	$(16.9)	$(4.8)
State	(2.2)	(4.5)	(2.1)
Non-U.S.	(16.6)	(7.1)	(2.8)
Total current income tax (expense) benefit	(31.4)	(28.5)	(9.7)
Deferred income tax (expense) benefit:
U.S. federal	(13.2)	(7.3)	(13.9)
State	(3.8)	(1.8)	(7.0)
Non-U.S.	63.9	(3.8)	(13.8)
Total deferred income tax (expense) benefit	46.9	(12.9)	(34.7)
Total income tax (expense) benefit	$15.5	$(41.4)	$(44.4)

Effective Rate Reconciliation

The following table presents a reconciliation of taxes calculated for 2023, 2022 and 2021 using the 21% U.S. federal statutory rate (the tax rate at which the majority of White Mountains’s worldwide operations are taxed) to the income tax (expense) benefit on pre-tax income (loss):

	Year Ended December 31,
Millions	2023	2022	2021
Tax (expense) benefit at the U.S. statutory rate	$(118.7)	$31.4	$57.5
Differences in taxes resulting from:
Non-U.S. earnings, net of foreign taxes	103.7	(41.2)	(78.2)
Bermuda corporate income tax	68.0	—	—
Change in valuation allowance	(30.2)	(19.6)	(2.0)
State taxes	(8.2)	(2.8)	(7.3)
Noncontrolling interest	6.8	3.4	2.1
Member’s surplus contributions	(5.7)	(6.2)	(5.6)
Withholding tax	(4.1)	(3.1)	(.3)
Tax rate changes	(.6)	(.4)	(10.9)
Officer compensation	(.2)	(1.0)	(1.5)
Tax exempt interest and dividends	.2	.2	.2
Other, net	4.5	(2.1)	1.6
Total income tax (expense) benefit on pre-tax income (loss)	$15.5	$(41.4)	$(44.4)

The non-U.S. component of pre-tax income (loss) was $450.0 million, $(94.4) million and $(319.0) million for the years ended December 31, 2023, 2022 and 2021. On June 10, 2021, the U.K. enacted an increase in its corporate tax rate from 19% to 25% for periods after April 1, 2023. During 2021, White Mountains increased its net U.K. deferred tax liability to reflect the higher tax rate.

Tax Payments and Receipts

Net income tax (refunds) payments totaled $42.7 million, $10.3 million and $(0.1) million for the years ended December 31, 2023, 2022 and 2021.

Deferred Tax Assets and Liabilities

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for tax purposes.
The following table presents an outline of the significant components of White Mountains’s U.S. federal, state and non-U.S. deferred tax assets and liabilities:

	December 31,
Millions	2023	2022
Deferred tax assets related to:
U.S. federal and state net operating and capital loss carryforwards	$87.6	$85.4
Non-U.S. net operating loss carryforwards	68.2	36.1
Intangible assets	51.5	—
Incentive compensation	25.4	21.4
Unearned premiums	18.2	—
Accrued interest	10.1	8.8
Loss reserves	8.4	—
Deferred acquisition costs	3.7	8.0
Tax credit carryforwards	3.3	1.8
Net unrealized investment losses	—	4.7
Other items	1.0	1.3
Total gross deferred tax assets	277.4	167.5
Less: valuation allowances	116.1	94.3
Total net deferred tax assets	161.3	73.2
Deferred tax liabilities related to:
Member’s surplus contributions	82.2	71.3
Purchase accounting	43.9	43.9
Investment basis difference	40.9	33.9
Deferred underwriting	18.3	9.7
Net unrealized investment gains (losses)	15.5	—
Other items	1.2	2.2
Total deferred tax liabilities	202.0	161.0
Net deferred tax asset (liability)	$(40.7)	$(87.8)

White Mountains’s deferred tax assets (liabilities) are net of U.S. federal, state and non-U.S. valuation allowances and, to the extent they relate to non-U.S. jurisdictions, are shown at year-end exchange rates.

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

Of the $116.1 million valuation allowance as of December 31, 2023, $47.6 million related to deferred tax assets on net operating losses and net unrealized investment gains and losses in Luxembourg subsidiaries, $46.9 million related to deferred tax assets on net operating losses in U.S. subsidiaries and other federal and state deferred tax benefits, $20.8 million related to net operating losses and other deferred tax benefits in Israeli subsidiaries and $0.8 million related to net operating losses in U.K. subsidiaries. Of the $94.3 million valuation allowance as of December 31, 2022, $56.6 million related to deferred tax assets on net operating losses in U.S. subsidiaries and other federal and state deferred tax benefits, $20.4 million related to net operating losses and other deferred tax benefits in Israeli subsidiaries, $16.0 million related to deferred tax assets on net operating losses and net investment unrealized gains and losses in Luxembourg subsidiaries and $1.3 million related to net operating losses in U.K. subsidiaries.

United States
During 2023, White Mountains recorded income tax benefit of $7.2 million to reflect the decrease in the valuation allowance on the net deferred tax assets for certain U.S. operations within Other Operations. The decrease is due to realized gains during the year which reduced the company’s net operating loss carryforward and related deferred tax asset. As the deferred tax asset declined so did the corresponding valuation allowance. As of December 31, 2023, White Mountains management does not currently anticipate sufficient taxable income to utilize the remaining deferred tax assets. During 2022, White Mountains recorded income tax expense of $7.8 million to reflect the increase in the valuation allowance on the net deferred tax assets for certain U.S. operations within Other Operations, as White Mountains management did not anticipate sufficient taxable income to utilize the remaining deferred tax assets.
During 2023 and 2022, White Mountains recorded income tax expense of $6.3 million and $17.5 million to reflect the increase in the valuation allowance on net deferred tax assets of BAM. White Mountains records both the tax expense related to BAM’s member surplus contributions (“MSC”) and the related changes in valuation allowance on such taxes directly through noncontrolling interest equity. During 2023 and 2022, BAM had income included in equity due to MSC that was available to offset its loss from continuing operations. In 2023 and 2022, BAM recorded both the income tax benefit on MSC of $8.7 million and $10.9 million and the offsetting expense in paid-in surplus. During 2023 and 2022, BAM continued to have a full valuation allowance recorded against its net deferred tax assets, as White Mountains management is unsure it will generate sufficient taxable income to utilize the deferred tax assets.
During 2023, White Mountains recorded income tax benefit of $0.6 million to reflect the decrease in the valuation allowance against the deferred tax assets relating to its investment in certain partnership portfolios, including Elementum Holdings LLC at the U.S. branches of the White Mountains U.K. holdings companies. The decrease is due to partnership taxable income which reduced the company’s net operating loss carryforward and related deferred tax asset. As the deferred tax asset declined, so did the corresponding valuation allowance at the U.S. branches of the White Mountains U.K. holdings companies. White Mountains management is unsure it will generate sufficient taxable income to utilize the remaining deferred tax assets.
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
During 2023, White Mountains recorded income tax expense of $0.1 million to reflect the increase in the valuation allowance on the net deferred tax assets for certain U.S. operations within Ark, as White Mountains management does not currently anticipate sufficient taxable income to utilize the remaining deferred tax assets.

Non-U.S. Jurisdictions
During 2023, White Mountains recorded income tax expense of $31.6 million to reflect the increase in the full valuation allowance against deferred tax assets which primarily relate to losses on the write-down of foreign subsidiaries and investments held in Luxembourg-domiciled subsidiaries. During 2022, White Mountains recorded income tax benefit of $9.2 million to reflect the decrease in the full valuation allowance against deferred tax assets at certain Luxembourg-domiciled subsidiaries. The decrease is due to a Luxembourg company with net operating loss carryforwards re-domiciling to Bermuda which reduced White Mountains net operating loss carryforwards in Luxembourg and the related deferred tax asset. As the deferred tax asset declined, so did the corresponding valuation allowance. White Mountains management does not currently anticipate sufficient taxable income to utilize the remaining deferred tax assets.

During 2023, White Mountains recorded income tax expense of $0.4 million to reflect the increase in the valuation allowance against the deferred tax assets at certain Israel-domiciled subsidiaries, as White Mountains management does not currently anticipate sufficient taxable income to utilize the deferred tax assets. During 2022, White Mountains recorded income tax benefit of $1.5 million to reflect the decrease in the valuation allowance against the deferred tax assets at certain Israel-domiciled subsidiaries. The decrease is due to movement of foreign currency exchange rate gains during the year which reduced the company’s net operating loss carryforward and related deferred tax asset. As the deferred tax asset declined so did the corresponding valuation allowance. White Mountains management does not currently anticipate sufficient income to utilize the deferred tax assets.
During 2023, White Mountains recorded income tax benefit of $0.4 million to reflect the decrease in the full valuation allowance against deferred tax assets at certain U.K. subsidiaries. The decrease is due to investment income gains during the year which reduced the company’s net operating loss carryforward and related deferred tax asset. As the deferred tax asset declined, so did the corresponding valuation allowance. White Mountains management does not currently anticipate sufficient taxable income to utilize the remaining deferred tax assets. During 2022, White Mountains recorded income tax expense of $1.0 million to reflect the increase in the full valuation allowance against deferred tax assets at certain U.K. subsidiaries, as White Mountains management does not currently anticipate sufficient taxable income to utilize the deferred tax assets.

Net Operating Loss and Capital Loss Carryforwards

The following table presents net operating loss and capital loss carryforwards as of December 31, 2023, the expiration dates and the deferred tax assets thereon:

	December 31, 2023
Millions	United States	Luxembourg	United Kingdom	Israel	Total
2024-2028	$—	$—	$—	$—	$—
2029-2033	90.8	—	—	—	90.8
2034-2043	304.1	188.1	—	—	492.2
No expiration date	1.9	—	3.2	89.1	94.2
Total	$396.8	$188.1	$3.2	$89.1	$677.2
Gross deferred tax asset	$87.6	$46.9	$.8	$20.5	$155.8
Valuation allowance	(87.6)	(46.9)	(.8)	(20.5)	(155.8)
Net deferred tax asset	$—	$—	$—	$—	$—

Included in the U.S. net operating loss carryforwards are losses of $0.7 million subject to limitation on utilization under the separate-return-limitation-year (SRLY) rules in the Internal Revenue Code. These loss carryforwards will begin to expire in 2028. As of December 31, 2023, there are U.K. foreign tax credit carryforwards available of $3.3 million, which do not have an expiration date.

Uncertain Tax Positions

Recognition of the benefit of a given tax position is based upon whether a company determines that it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. In evaluating the more likely than not recognition threshold, White Mountains must presume that the tax position will be subject to examination by a taxing authority with full knowledge of all relevant information. If the recognition threshold is met, then the tax position is measured at the largest amount of benefit that is more than 50% likely of being realized upon ultimate settlement.
As of December 31, 2023 and 2022, White Mountains did not have any unrecognized tax benefits.
White Mountains classifies all interest and penalties on unrecognized tax benefits as part of income tax expense. During the years ended December 31, 2023, 2022 and 2021, White Mountains did not recognize any net interest (income) expense. There was no accrued interest as of December 31, 2023, 2022 and 2021.

Tax Examinations

With few exceptions, White Mountains is no longer subject to U.S. federal, state, or non-U.S. income tax examinations by tax authorities for years before 2018.

Note 9. Derivatives

HG Global Interest Rate Cap

On June 16, 2022, HG entered into an interest rate cap agreement, effective on July 25, 2022, to limit its exposure to the risk of interest rate increases on the HG Global Senior Notes. The notional amount of the interest rate cap is $150.0 million and the termination date is July 25, 2025.
HG Global paid initial premiums of $3.3 million for the interest rate cap. Under the terms of the interest rate cap agreement, if the current three month SOFR at the measurement date exceeds 3.5%, HG Global will receive payments from the counterparty equal to the difference between the three-month SOFR on the determination date and 3.5%, multiplied by the notional amount of the cap based on the number of days in the quarter. As of December 31, 2023, the three-month SOFR was 5.3%.
HG Global accounts for the interest rate cap as a derivative at fair value, with changes in fair value recognized in current period earnings within interest expense. For the years ended December 31, 2023 and 2022, White Mountains recognized a gain (loss) of $(1.2) million and $0.8 million related to the change in fair value on the interest rate cap within interest expense. For the year ended December 31, 2023, White Mountains received a payment of $2.0 million related to the periodic settlement of the interest rate cap. During 2022, there were no payments received related to the periodic settlement of the interest rate cap. As of December 31, 2023 and 2022, the estimated fair value of the interest rate cap recorded in other assets was $2.9 million and $4.1 million. White Mountains classifies the interest rate cap as a Level 2 measurement.

Note 10. Municipal Bond Guarantee Insurance

HG Global was established to fund the startup of BAM, a mutual municipal bond insurer. HG Global, together with its subsidiaries, provided the initial capitalization of BAM through the purchase of $503.0 million of the BAM Surplus Notes.

Reinsurance Treaties

FLRT
BAM is a party to a first loss reinsurance treaty (“FLRT”) with HG Re under which HG Re provides first loss protection up to 15%-of-par outstanding on each municipal bond insured by BAM. For capital appreciation bonds, par is adjusted to the estimated equivalent par value for current interest paying bonds. In return, BAM cedes approximately 60% of the risk premium charged for insuring the municipal bond, which is net of a ceding commission. The FLRT is a perpetual agreement with terms that can be renegotiated after a specified period of time. During 2021, BAM and HG Re agreed that the terms may be renegotiated at the end of 2024 and each subsequent five-year period thereafter.

Fidus Re
BAM is party to a collateralized financial guarantee excess of loss reinsurance agreement that serves to increase BAM’s claims paying resources and is provided by Fidus Re.
In 2018, Fidus Re was initially capitalized by the issuance of $100.0 million of insurance-linked securities (the “Fidus Re 2018 Agreement”), which have an initial term of 12 years and are callable five years after the date of issuance. The proceeds from issuance were placed in a collateral trust supporting Fidus Re’s obligations to BAM. Under the Fidus Re 2018 Agreement, Fidus Re reinsures 90% of aggregate losses exceeding $165.0 million on a portion of BAM’s financial guarantee portfolio (the “2018 Covered Portfolio”) up to a total reimbursement of $100.0 million. The Fidus Re 2018 Agreement does not provide coverage for losses in excess of $276.1 million. The 2018 Covered Portfolio consists of approximately 23% of BAM’s gross par outstanding as of December 31, 2023.
In 2021, Fidus Re issued an additional $150.0 million of insurance linked securities (the “Fidus Re 2021 Agreement”) which have an initial term of 12 years and are callable five years after the date of issuance. The proceeds from issuance were placed in a collateral trust supporting Fidus Re’s obligations to BAM. Under the Fidus Re 2021 Agreement, Fidus Re reinsures 90% of aggregate losses exceeding $135.0 million on a portion of BAM’s financial guarantee portfolio (the “2021 Covered Portfolio”) up to a total reimbursement of $150.0 million. The Fidus Re 2021 Agreement does not provide coverage for losses in excess of $301.7 million. The 2021 Covered Portfolio consists of approximately 27% of BAM’s gross par outstanding as of December 31, 2023.
In 2022, Fidus Re issued an additional $150.0 million of insurance linked securities (the “Fidus Re 2022 Agreement”) which have an initial term of 12 years and are callable seven years after the date of issuance. The proceeds from issuance were placed in a collateral trust supporting Fidus Re’s obligations to BAM. Under the Fidus Re 2022 Agreement, Fidus Re reinsures 90% of aggregate losses exceeding $110.0 million on a portion of BAM’s financial guarantee portfolio (the “2022 Covered Portfolio”) up to a total reimbursement of $150.0 million. The Fidus Re 2022 Agreement does not provide coverage for losses in excess of $276.7 million. The 2022 Covered Portfolio consists of approximately 29% of BAM’s gross par outstanding as of December 31, 2023.

The Fidus Re agreements are accounted for using deposit accounting, and any related financing expenses are recorded in general and administrative expenses as they do not meet the risk transfer requirements necessary to be accounted for as reinsurance.

XOLT
In January 2020, BAM entered into the XOLT with HG Re. Under the XOLT, HG Re provides last dollar protection for exposures on municipal bonds insured by BAM in excess of the New York State Department of Financial Services (“NYDFS”) single issuer limits. As of December 31, 2023, the XOLT is subject to an aggregate limit equal to the lesser of $125.0 million or the assets held in the supplemental collateral trust (the “Supplemental Trust”) at any point in time. The agreement is accounted for using deposit accounting, and any related financing expenses are recorded in general and administrative expenses as the agreement does not meet the risk transfer requirements necessary to be accounted for as reinsurance.

Collateral Trusts

HG Re’s obligations under the FLRT are subject to an aggregate limit equal to the assets in two collateral trusts: the Supplemental Trust and the Regulation 114 Trust (together, the “Collateral Trusts”) at any point in time.
On a monthly basis, BAM deposits cash equal to ceded premiums, net of ceding commissions, due to HG Re under the FLRT directly into the Regulation 114 Trust. The Regulation 114 Trust target balance is equal to HG Re’s unearned premiums and unpaid loss and LAE reserves, if any. If, at the end of any quarter, the Regulation 114 Trust balance is below the target balance, funds will be withdrawn from the Supplemental Trust and deposited into the Regulation 114 Trust in an amount equal to the shortfall. If, at the end of any quarter, the Regulation 114 Trust balance is above 102% of the target balance, funds will be withdrawn from the Regulation 114 Trust and deposited into the Supplemental Trust.  The Regulation 114 Trust balance as of December 31, 2023 and 2022 was $341.6 million and $288.6 million.
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
As the BAM Surplus Notes are repaid over time, the BAM Surplus Notes will be replaced in the Supplemental Trust by cash and fixed income securities. The Supplemental Trust balance as of December 31, 2023 and 2022 was $606.9 million and $568.3 million.
As of December 31, 2023 and 2022, the Collateral Trusts held assets of $948.5 million and $856.9 million, which included $588.6 million and $503.3 million of cash, investments and accrued investment income, $322.2 million and $340.0 million of BAM Surplus Notes and $37.7 million and $13.6 million of interest receivable on the BAM Surplus Notes.

BAM Surplus Notes

Through 2024, the interest rate on the BAM Surplus Notes is a variable rate equal to the one-year U.S. Treasury rate plus 300 basis points, set annually. Beginning in 2025, the rate will be fixed through maturity at the higher of the 2024 variable rate or 8.0%. Accordingly, beginning in 2024 and through maturity, the interest rate on the BAM Surplus Notes will be 8.2%. Under its agreements with HG Global, BAM is required to seek regulatory approval to pay principal and interest on the BAM Surplus Notes only to the extent that its remaining qualified statutory capital and other capital resources continue to support its outstanding obligations, its business plan and its “AA/stable” rating from Standard & Poor’s. No payment of principal or interest on the BAM Surplus Notes may be made without the approval of the NYDFS.
In December 2023, BAM made a $27.4 million cash payment of principal and interest on the BAM Surplus Notes held by HG Global. Of this payment, $17.8 million was a repayment of principal held in the Supplemental Trust, $2.0 million was a payment of accrued interest held in the Supplemental Trust and $7.6 million was a payment of accrued interest held outside the Supplemental Trust.
In December 2022, BAM made a $36.0 million cash payment of principal and interest on the BAM Surplus Notes held by HG Global. Of this payment, $24.6 million was a repayment of principal held in the Supplemental Trust, $1.0 million was a payment of accrued interest held in the Supplemental Trust and $10.4 million was a payment of accrued interest held outside the Supplemental Trust.
As of December 31, 2023 and 2022, the principal balance on the BAM Surplus Notes was $322.2 million and $340.0 million and total interest receivable on the BAM Surplus Notes was $174.5 million and $157.9 million.

Insured Obligations and Premiums

The following table presents a schedule of BAM’s insured obligations as of December 31, 2023 and 2022:

	December 31,
	2023	2022
Contracts outstanding	14,485	13,382
Remaining weighted average contract period (in years)	11.1	10.8
Contractual debt service outstanding (in millions):
Principal	$109,673.8	$99,996.9
Interest	56,012.2	48,880.6
Total debt service outstanding	$165,686.0	$148,877.5

Gross unearned insurance premiums (in millions)	$325.8	$298.3

The following table presents a schedule of BAM’s future premium revenues as of December 31, 2023:

Millions	December 31, 2023
January 1, 2024 - March 31, 2024	$7.5
April 1, 2024 - June 30, 2024	7.5
July 1, 2024 - September 30, 2024	7.3
October 1, 2024 - December 31, 2024	7.2
29.5
2025	27.7
2026	26.0
2027	24.4
2028	22.6
2029 and thereafter	195.6
Total gross unearned insurance premiums	$325.8

The following table presents a schedule of written premiums and earned premiums included in the HG Global/BAM segment for the years ended December 31, 2023, 2022 and 2021:

	December 31,
Millions	2023	2022	2021
Written premiums:
Direct	$58.6	$63.8	$51.0
Assumed	—	1.3	4.6
Gross written premiums (1)	$58.6	$65.1	$55.6
Earned premiums:
Direct	$28.7	$28.6	$23.2
Assumed	2.5	4.7	3.7
Gross earned premiums (1)	$31.2	$33.3	$26.9
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

None of the contracts assumed under these reinsurance agreements were non-performing, and no loss reserves have been established for any of the contracts, either as of the transaction dates or as of December 31, 2023. The agreements, which cover future claims exposure only, meet the risk transfer criteria under ASC 944-20, Insurance Activities and accordingly have been accounted for as reinsurance.

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
The following table presents the Company’s computation of earnings per share from continuing operations for the years ended December 31, 2023, 2022 and 2021. See Note 20 — “Held for Sale and Discontinued Operations”.

	Year Ended December 31,
	2023	2022	2021
Basic and diluted earnings per share numerators (in millions):
Net income (loss) attributable to White Mountains’s common shareholders	$509.2	$792.8	$(275.4)
Less: total income (loss) from discontinued operations, net of tax (1)	—	903.2	(3.9)
Less: net (income) loss from discontinued operations attributable to noncontrolling interests	—	(.7)	1.0
Net income (loss) from continuing operations attributable to White Mountains’s common shareholders	509.2	(109.7)	(272.5)
Allocation of (earnings) losses to participating restricted common shares (2)	(7.2)	1.3	3.2
Basic and diluted earnings (losses) per share numerators	$502.0	$(108.4)	$(269.3)
Basic earnings per share denominators (in thousands):
Total average common shares outstanding during the period	2,563.3	2,862.4	3,079.0
Average unvested restricted common shares (3)	(36.0)	(36.2)	(36.5)
Basic earnings (losses) per share denominator	2,527.3	2,826.2	3,042.5
Diluted earnings per share denominator (in thousands):
Total average common shares outstanding during the period	2,563.3	2,862.4	3,079.0
Average unvested restricted common shares (3)	(36.0)	(36.2)	(36.5)
Diluted earnings (losses) per share denominator	2,527.3	2,826.2	3,042.5
Basic and diluted earnings per share (in dollars) - continuing operations:
Distributed earnings - dividends declared and paid	$1.00	$1.00	$1.00
Undistributed earnings (losses)	197.60	(39.34)	(89.52)
Basic and diluted earnings (losses) per share	$198.60	$(38.34)	$(88.52)
(1) Includes net income (loss) from discontinued operations, net of tax - NSM Group, net gain (loss) from sale of discontinued operations, net of tax - NSM Group and net gain (loss) from sale of discontinued operations, net of tax - Sirius Group. See Note 20 — “Held for Sale and Discontinued Operations.”
(2) Restricted shares issued by White Mountains receive dividends, and therefore, are considered participating securities.
(3) Restricted shares outstanding vest upon a stated date. See Note 12 — “Employee Share-Based Incentive Compensation Plans”.

The following table presents the undistributed net earnings (losses) from continuing operations for the years ended December 31, 2023, 2022 and 2021. See Note 20 — “Held for Sale and Discontinued Operations”.

	Year Ended December 31,
Millions	2023	2022	2021
Undistributed net earnings - continuing operations:
Net income (loss) attributable to White Mountains’s common shareholders, net of restricted common share amounts	$502.0	$(108.4)	$(269.3)
Dividends declared, net of restricted common share amounts (1)	(2.5)	(3.0)	(3.1)
Total undistributed net earnings (losses), net of restricted common share amounts	$499.5	$(111.4)	$(272.4)
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
The WTM Incentive Plan provides for grants of various types of share-based and non-share-based incentive awards to key employees and directors of White Mountains. As of December 31, 2023 and 2022, White Mountains’ share-based incentive compensation awards consist of performance shares and restricted shares.

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
The following table presents performance share activity for the years ended December 31, 2023, 2022 and 2021 for performance shares granted under the WTM Incentive Plan:

	Year Ended December 31,
	2023		2022		2021
$ in Millions	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	39,449	$67.5	40,828	$42.2	42,458	$56.3
Shares paid or expired (1)	(13,350)	(40.8)	(14,625)	(26.4)	(14,336)	(35.2)
New grants	10,895	—	13,225	—	13,475	—
Forfeitures and cancellations (2)	37	(.1)	21	(.4)	(769)	.4
Expense recognized	—	42.8	—	52.1	—	20.7
End of period	37,031	$69.4	39,449	$67.5	40,828	$42.2
(1)WTM performance share payments in 2023 for the 2020-2022 performance cycle, which were paid in March 2023 at 200% of target.
WTM performance share payments in 2022 for the 2019-2021 performance cycle, which were paid in March 2022 at 172% of target.
WTM performance share payments in 2021 for the 2018-2020 performance cycle, which were paid in March 2021 at 200% of target.
(2)Amounts include changes in assumed forfeitures, as required under GAAP.

During 2023, White Mountains granted 10,895 performance shares for the 2023-2025 performance cycle. During 2022, White Mountains granted 13,225 performance shares for the 2022-2024 performance cycle. During 2021, White Mountains granted 13,475 performance shares for the 2021-2023 performance cycle.
For the 2020-2022 performance cycle, all performance shares earned were settled in cash. For the 2019-2021 performance cycle, the Company issued common shares for 750 performance shares earned, and all other performance shares earned were settled in cash. For the 2018-2020 performance cycle, all performance shares earned were settled in cash. If all outstanding performance shares had vested on December 31, 2023, the total additional compensation cost to be recognized would have been $27.9 million, based on accrual factors as of December 31, 2023 (common share price and payout assumptions).

The following table presents performance shares outstanding and accrued expense for performance shares awarded under the WTM Incentive Plan as of December 31, 2023 for each performance cycle:

	December 31, 2023
$ in Millions	Target Performance Shares Outstanding	Accrued Expense
Performance cycle:
2023 – 2025	10,895	$6.0
2022 – 2024	13,225	25.8
2021 – 2023	13,475	38.7
Sub-total	37,595	70.5
Assumed forfeitures	(564)	(1.1)
Total	37,031	$69.4

For the 2023-2025 performance cycle, the targeted performance goal for full payment of outstanding performance shares granted under the WTM Incentive Plan is 11% average annual growth in adjusted book value per share and intrinsic value per share. Average annual growth of 6% or less would result in no payout, and average annual growth of 16% or more would result in a payout of 200%.
For the 2022-2024 performance cycle, the targeted performance goal for full payment of outstanding performance shares granted under the WTM Incentive Plan is 9% average annual growth in adjusted book value per share and intrinsic value per share. Average annual growth of 4% or less would result in no payout, and average annual growth of 14% or more would result in a payout of 200%.
For the 2021-2023 performance cycle, the targeted performance goal for full payment of outstanding performance shares granted under the WTM Incentive Plan is 8% average annual growth in adjusted book value per share and intrinsic value per share. Average annual growth of 3% or less would result in no payout, and average annual growth of 13% or more would result in a payout of 200%.

Restricted Shares

Restricted shares are grants of a specified number of common shares that generally vest at the end of a 34-month service period. The following table presents the unrecognized compensation cost associated with the outstanding restricted share awards under the WTM Incentive Plan for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023		2022		2021
$ in Millions	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value
Non-vested:
Beginning of period	38,350	$15.5	37,850	$15.9	43,105	$15.2
Issued	10,895	16.0	13,225	13.8	13,475	16.1
Vested	(11,650)	—	(12,725)	—	(17,936)	—
Forfeited	—	—	—	—	(794)	(.8)
Expense recognized	—	(15.3)	—	(14.2)	—	(14.6)
End of period	37,595	$16.2	38,350	$15.5	37,850	$15.9

During 2023, White Mountains issued 10,895 restricted shares that vest on January 1, 2026. During 2022, White Mountains issued 13,225 restricted shares that vest on January 1, 2025. During 2021, White Mountains issued 13,475 restricted shares that vest on January 1, 2024. The unamortized issue date fair value as of December 31, 2023 is expected to be recognized ratably over the remaining vesting periods.

Note 13. Common Shareholders’ Equity and Noncontrolling Interests

Common Shares Repurchased and Retired

During the past several years, White Mountains’s board of directors authorized the Company to repurchase its common shares, from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. The repurchase authorizations do not have a stated expiration date. As of December 31, 2023, White Mountains may repurchase an additional 301,014 shares under these board authorizations. In addition, from time to time White Mountains has also repurchased its common shares through tender offers that were separately authorized by its board of directors.
During 2023, the Company repurchased 24,165 common shares for $32.7 million at an average share price of $1,354.88, which included 19,536 common shares repurchased under the board authorizations for $26.2 million at an average share price of $1,340.79 and 4,629 common shares repurchased to satisfy employee income tax withholding pursuant to employee benefit plans.
During 2022, the Company repurchased 461,256 common shares for $615.8 million at an average share price of $1,335.11, which included 129,450 common shares repurchased under the board authorizations for $150.9 million at an average share price of $1,165.84 and 4,011 common shares repurchased to satisfy employee income tax withholding pursuant to employee benefit plans. In addition, on September 26, 2022, the Company completed a self-tender offer, through which it repurchased 327,795 common shares at a purchase price of $1,400.00 per share for a total cost of approximately $460.8 million, including expenses.
During 2021, the Company repurchased 98,511 common shares for $107.5 million at an average share price of $1,091.29, which was comprised of 91,293 common shares repurchased under the board authorizations for $100.0 million at an average share price of $1,095.37 and 7,218 common shares repurchased to satisfy employee income tax withholding pursuant to employee benefit plans.
Common Shares Issued

During 2023, the Company issued a total of 12,461 common shares, which consisted of 10,895 restricted shares issued to key personnel and 1,566 shares issued to directors of the Company.
During 2022, the Company issued a total of 15,640 common shares, which consisted of 13,225 restricted shares issued to key personnel and 2,415 shares issued to directors of the Company.
During 2021, the Company issued a total of 15,066 common shares, which consisted of 13,475 restricted shares issued to key personnel and 1,591 shares issued to directors of the Company.

Dividends on Common Shares

For the years ended December 31, 2023, 2022 and 2021, the Company declared and paid cash dividends totaling $2.6 million, $3.0 million and $3.1 million (or $1.00 per common share).

Noncontrolling Interests

Noncontrolling interests consist of the ownership interests of noncontrolling shareholders in consolidated entities and are presented separately on the balance sheet.

The following table presents the balance of noncontrolling interests included in White Mountains’s total equity and the related percentage of each consolidated entity’s total equity owned by noncontrolling shareholders as of December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
$ in Millions	Noncontrolling Percentage (1)	Noncontrolling Equity	Noncontrolling Percentage (1)	Noncontrolling Equity
Noncontrolling interests, excluding BAM
HG Global	3.1%	$.8	3.1%	$(.6)
Ark	28.0%	336.9	28.0%	247.9
Kudu	10.5%	113.8	10.8%	75.1
Other	various	9.4	various	20.4
Total, excluding BAM		460.9		342.8

BAM	100.0%	(139.8)	100.0%	(154.7)
Total noncontrolling interests		$321.1		$188.1
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
The Insurance Act 1978 of Bermuda and related regulations, as amended (“Insurance Act”), regulates the insurance business of Bermuda-domiciled insurers. Under the Insurance Act, insurers are required to maintain available statutory capital and surplus at a level equal to or in excess of its enhanced capital requirement which is established by reference to either a Bermuda Solvency Capital Requirement (“BSCR”) model or an approved internal capital model. Generally, the BMA has broad supervisory and administrative powers over such matters as licenses, standards of solvency, investments, methods of accounting, form and content of financial statements, minimum capital and surplus requirements and annual and other report filings.

HG Global/BAM

HG Re is a special purpose insurer under Bermuda insurance regulations and is subject to regulation and supervision by the BMA. As of December 31, 2023, HG Re had statutory capital and surplus of $784.2 million. As a special purpose insurer, HG Re has a nominal minimum regulatory capital requirement of $1.
BAM is domiciled in New York and is subject to regulation by the NYDFS. New York financial guarantee insurance law establishes single risk and aggregate limits with respect to insured obligations insured by financial guarantee insurers. BAM’s statutory net loss for the years ended December 31, 2023, 2022 and 2021 was $51.1 million, $55.0 million and $49.3 million. BAM’s statutory surplus, as reported to regulatory authorities as of December 31, 2023, was $269.3 million, which exceeds the minimum statutory surplus of $66.0 million necessary for BAM to maintain its New York State financial guarantee insurance license.

Ark

Syndicates 4020 and 3902 are subject to oversight by the Council of Lloyd’s. Ark Syndicate Management Limited is authorized by the U.K.’s Prudential Regulation Authority (the “PRA”) and regulated by the Financial Conduct Authority under the Financial Services and Markets Act 2000. The underwriting capacity of a Member of Lloyd’s must be supported by providing a deposit in the form of cash, securities or letters of credit in an amount determined under the capital adequacy regime of the PRA. This amount is determined by Lloyd’s and is based on each syndicate’s solvency and capital requirement as calculated through its internal model. In addition, if the Funds at Lloyd’s are not sufficient to cover all losses, the Lloyd’s Central Fund provides an additional discretionary level of security for policyholders. As of December 31, 2023, Ark had provided Funds at Lloyd’s of $345.2 million.

GAIL is subject to regulation and supervision by the BMA. As of December 31, 2023, GAIL had statutory capital and surplus of $1,087.5 million. GAIL’s minimum statutory capital and surplus requirement established by the BMA was $508.4 million as of December 31, 2023.

WM Outrigger Re

WM Outrigger Re is a special purpose insurer under Bermuda insurance regulations and is subject to regulation and supervision by the BMA. As of December 31, 2023, WM Outrigger Re had statutory capital and surplus of $273.0 million. As a special purpose insurer, WM Outrigger Re has a nominal minimum regulatory capital requirement of $1.

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

HG Global/BAM

HG Re is a special purpose insurer subject to regulation and supervision by the BMA. HG Re does not require regulatory approval to pay dividends, however, its dividend capacity is limited to amounts held outside of the Collateral Trusts pursuant to the FLRT with BAM. As of December 31, 2023, HG Re had $3.0 million of net unrestricted cash. As of December 31, 2023, HG Re had $105.8 million of accrued interest on the BAM Surplus Notes held outside the Collateral Trusts. As of December 31, 2023, HG Re had $784.2 million of statutory capital and surplus and $948.5 million of assets held in the Collateral Trusts.
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
In December 2023, BAM made a $27.4 million cash payment of principal and interest on the BAM Surplus Notes held by HG Global. Of this payment, $17.8 million was a repayment of principal held in the Supplemental Trust, $2.0 million was a payment of accrued interest held in the Supplemental Trust and $7.6 million was a payment of accrued interest held outside the Supplemental Trust.
In December 2022, BAM made a $36.0 million cash payment of principal and interest on the BAM Surplus Notes held by HG Global. Of this payment, $24.6 million was a repayment of principal held in the Supplemental Trust, $1.0 million was a payment of accrued interest held in the Supplemental Trust and $10.4 million was a payment of accrued interest held outside the Supplemental Trust.

Ark
During any 12-month period, GAIL, a class 4 licensed Bermuda insurer, has the ability to (i) make capital distributions of up to 15% of its total statutory capital per the previous year’s statutory financial statements, or (ii) make dividend payments of up to 25% of its total statutory capital and surplus per the previous year’s statutory financial statements, without prior approval of Bermuda regulatory authorities. Accordingly, GAIL will have the ability to pay a dividend of up to $271.9 million during 2024, which is equal to 25% of its December 31, 2023 statutory capital and surplus of $1,087.5 million, subject to meeting all appropriate liquidity and solvency requirements and the filing of its December 31, 2023 statutory financial statements. During 2023, GAIL paid a $15 million dividend to its immediate parent.

Note 15. Segment Information

As of December 31, 2023, White Mountains conducted its operations through three reportable segments: (1) HG Global/BAM, (2) Ark/WM Outrigger, and (3) Kudu, with its remaining operating businesses, holding companies and other assets included in Other Operations. White Mountains has made its segment determination based on consideration of the following criteria: (i) the nature of the business activities of each of the Company’s subsidiaries and affiliates; (ii) the manner in which the Company’s subsidiaries and affiliates are organized; (iii) the existence of primary managers responsible for specific subsidiaries and affiliates; and (iv) the organization of information provided to the Company’s chief operating decision makers and its Board of Directors. Significant intercompany transactions among White Mountains’s segments have been eliminated herein.
During the fourth quarter of 2022, Ark sponsored the formation of Outrigger Re Ltd. to provide reinsurance protection on Ark’s Bermuda global property catastrophe excess of loss portfolio written in the 2023 underwriting year. During the fourth quarter of 2023, Ark renewed Outrigger Re Ltd. for the 2024 underwriting year. White Mountains consolidates its segregated account of Outrigger Re Ltd., WM Outrigger Re, in its financial statements. WM Outrigger Re’s quota share reinsurance agreement with GAIL eliminates in White Mountains’s consolidated financial statements. WM Outrigger Re exclusively provides reinsurance protection to Ark. Beginning in 2023, WM Outrigger Re was aggregated with Ark within the Ark/WM Outrigger segment. See Note 2 — “Significant Transactions.”
As a result of the NSM Transaction, the results of operations for NSM, previously reported as a segment, have been classified as discontinued operations in the statements of operations and comprehensive income through the closing of the transaction. See Note 20 — “Held for Sale and Discontinued Operations.”
Prior period amounts have been reclassified to conform to the current period’s presentation.
The following tables present the financial information for White Mountains’s segments:

	HG Global/BAM		Ark/WM Outrigger
Millions	HG Global	BAM (1)	Ark	WM Outrigger Re	Kudu	Other Operations	Total
Year Ended December 31, 2023
Earned insurance premiums (2)	$26.0	$5.2	$1,305.4	$104.3	$—	$—	$1,440.9
Net investment income	17.1	14.6	50.4	11.0	71.0	30.1	194.2
Net investment income (expense) - BAM Surplus Note interest	26.2	(26.2)	—	—	—	—	—
Net realized and unrealized investment gains (losses)	13.6	13.0	85.9	—	106.1	188.5	407.1
Net realized and unrealized investment gains (losses) from investment in MediaAlpha	—	—	—	—	—	27.1	27.1
Commission revenues	—	—	—	—	—	13.2	13.2
Other revenues	—	2.9	.8	—	—	80.5	84.2
Total revenues	82.9	9.5	1,442.5	115.3	177.1	339.4	2,166.7
Loss and loss adjustment expenses	—	—	711.2	15.6	—	—	726.8
Acquisition expenses	7.4	1.2	251.0	30.5	—	—	290.1
Cost of sales	—	—	—	—	—	40.4	40.4
General and administrative expenses	2.8	66.1	161.7	.3	19.4	182.3	432.6
Change in fair value of contingent consideration	—	—	48.7	—	—	—	48.7
Interest expense	16.5	—	21.3	—	21.2	3.7	62.7
Total expenses	26.7	67.3	1,193.9	46.4	40.6	226.4	1,601.3
Pre-tax income (loss)	$56.2	$(57.8)	$248.6	$68.9	$136.5	$113.0	$565.4
(1) BAM manages its affairs on a statutory accounting basis. BAM’s statutory surplus includes the BAM Surplus Notes and is not reduced by accruals of interest expense on the BAM Surplus Notes. BAM’s statutory surplus is reduced only after a payment of principal or interest has been approved by the NYDFS.
(2) Ark’s earned insurance premiums based on the location of Ark’s underwriting offices in the United Kingdom and Bermuda are $791.7 and $513.7.

	HG Global/BAM		Ark/WM Outrigger		Other Operations
Millions	HG Global	BAM (1)	Ark	Kudu		Total
Year Ended December 31, 2022
Earned insurance premiums (2)	$27.5	$5.8	$1,043.4	$—	$—	$1,076.7
Net investment income	10.3	11.2	16.3	54.4	32.2	124.4
Net investment income (expense) - BAM Surplus Note interest	11.7	(11.7)	—	—	—	—
Net realized and unrealized investment gains (losses)	(52.5)	(53.3)	(55.2)	64.1	(1.6)	(98.5)
Net realized and unrealized investment gains (losses) from investment in MediaAlpha	—	—	—	—	(93.0)	(93.0)
Commission revenues	—	—	—	—	11.5	11.5
Other revenues	.5	4.1	5.0	—	127.2	136.8
Total revenues	(2.5)	(43.9)	1,009.5	118.5	76.3	1,157.9
Losses and loss adjustment expenses	—	—	536.4	—	—	536.4
Acquisition expenses	9.3	1.9	239.4	—	—	250.6
Cost of sales	—	—	—	—	98.6	98.6
General and administrative expenses	2.8	66.3	106.2	14.7	174.1	364.1
Change in fair value of contingent consideration	—	—	17.3	—	—	17.3
Interest expense	8.3	—	15.1	15.0	1.9	40.3
Total expenses	20.4	68.2	914.4	29.7	274.6	1,307.3
Pre-tax income (loss)	$(22.9)	$(112.1)	$95.1	$88.8	$(198.3)	$(149.4)
(1)    BAM manages its affairs on a statutory accounting basis. BAM’s statutory surplus includes the BAM Surplus Notes and is not reduced by accruals of interest expense on the BAM Surplus Notes. BAM’s statutory surplus is reduced only after a payment of principal or interest has been approved by the NYDFS.
(2)    Ark’s earned insurance premiums based on the location of Ark’s underwriting offices in the United Kingdom and Bermuda are $638.5 and $404.9.

	HG Global/BAM		Ark/WM Outrigger		Other Operations
Millions	HG Global	BAM (1)	Ark	Kudu		Total
Year Ended December 31, 2021
Earned insurance premiums (2)	$22.2	$4.7	$637.3	$—	$—	$664.2
Net investment income	7.2	10.3	2.9	43.9	18.2	82.5
Net investment income (expense) - BAM Surplus Note interest	12.0	(12.0)	—	—	—	—
Net realized and unrealized investment gains (losses)	(13.7)	(9.2)	16.5	89.9	50.7	134.2
Net realized and unrealized investment gains (losses) from investment in MediaAlpha	—	—	—	—	(380.3)	(380.3)
Commission revenues	—	—	—	—	9.6	9.6
Other revenues	.5	1.0	11.8	.2	90.7	104.2
Total revenues	28.2	(5.2)	668.5	134.0	(211.1)	614.4
Loss and loss adjustment expenses	—	—	314.8	—	—	314.8
Acquisition expenses	5.7	2.6	178.0	—	—	186.3
Cost of sales	—	—	—	—	69.3	69.3
General and administrative expenses	2.0	55.1	110.0	14.8	109.7	291.6
Change in fair value of contingent consideration	—	—	5.5	—	—	5.5
Interest expense	—	—	7.3	11.7	1.5	20.5
Total expenses	7.7	57.7	615.6	26.5	180.5	888.0
Pre-tax income (loss)	$20.5	$(62.9)	$52.9	$107.5	$(391.6)	$(273.6)
(1)    BAM manages its affairs on a statutory accounting basis. BAM’s statutory surplus includes the BAM Surplus Notes and is not reduced by accruals of interest expense on the BAM Surplus Notes. BAM’s statutory surplus is reduced only after a payment of principal or interest has been approved by the NYDFS.
(2)    Ark’s earned insurance premiums based on the location of Ark’s underwriting offices in the United Kingdom and Bermuda are $459.3 and $178.0.

Millions Selected Balance Sheet Data	HG Global/BAM		Ark	Kudu	Other Operations		Total
December 31, 2023:
Total investments	$1,082.9		$2,671.1	$925.6	$1,709.1		$6,388.7
Total assets	$1,172.0	(1)	$4,378.6	$959.4	$1,875.9	(2)	$8,385.9
Total liabilities	$531.7	(2)	$2,876.1	$275.4	$141.1		$3,824.3
Total White Mountains’s common shareholders’ equity	$779.3	(2)	$1,165.6	$570.2	$1,725.4	(2)	$4,240.5
Noncontrolling interest	$(139.0)		$336.9	$113.8	$9.4		$321.1
December 31, 2022:
Total investments	$975.8		$1,965.6	$695.9	$1,532.7		$5,170.0
Total assets	$1,058.5	(1)	$3,691.4	$825.9	$1,813.5	(2)	$7,389.3
Total liabilities	$501.8	(2)	$2,522.1	$273.3	$157.1		$3,454.3
Total White Mountains’s common shareholders’ equity	$712.0	(2)	$921.4	$477.5	$1,636.0	(2)	$3,746.9
Noncontrolling interest	$(155.3)		$247.9	$75.1	$20.4		$188.1
(1) As of December 31, 2023 and 2022, total assets in the HG Global/BAM segment reflected the elimination of $322.2 and $340.0 of BAM Surplus Notes issued to HG Global and its subsidiaries and $174.5 and $157.9 in accrued interest related to the BAM Surplus Notes.
(2) HG Global preferred dividends payable to White Mountains’s subsidiaries is eliminated in White Mountains’s consolidated financial statements. For segment reporting, the HG Global preferred dividends payable to White Mountains’s subsidiaries included within the HG Global/BAM segment are eliminated against the offsetting receivable included within Other Operations and therefore added back to White Mountains’s common shareholders’ equity within the HG Global/BAM segment. As of December 31, 2023 and 2022, the HG Global preferred dividends payable to White Mountains’s subsidiaries was $399.8 and $341.4.

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
The following table presents the ownership interests and carrying values of White Mountain’s equity method eligible investments as of December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
$ in Millions	Ownership Interest	Carrying Value	Ownership Interest	Carrying Value
Kudu’s Participation Contracts (1)	4.1% - 30.0%	890.5	4.1% - 30.0%	$695.9
Investment in MediaAlpha	34.9%	254.9	27.1%	168.6
PassportCard/DavidShield	53.8%	150.0	53.8%	135.0
Elementum Holdings, L.P.	26.6%	35.0	29.7%	30.0
Other equity method eligible investments, at fair value	Under 50.0%	291.7	Under 50.0%	84.4
Other equity method eligible investments, at fair value	50.0% and over	24.8	50.0% and over	—
(1) Ownership interest generally references basic ownership interest with the exception of Kudu’s Participation Contracts, which are noncontrolling equity interests in the form of revenue and earnings participation contracts.

For the years ended December 31, 2023, 2022 and 2021, White Mountains received dividend and income distributions from equity method eligible investments of $67.0 million, $68.9 million and $56.2 million, which were recorded within net investment income in the consolidated statements of operations.
Subsequent to the MediaAlpha IPO, White Mountains’s investment in MediaAlpha is accounted for at fair value based on the publicly traded share price of MediaAlpha’s common stock and White Mountains presents its investment in MediaAlpha as a separate line item on the balance sheet. See Note 3 — “Investment Securities”.
For the year ended December 31, 2021, MediaAlpha was considered a significant subsidiary. The following tables present summarized financial information for MediaAlpha as of December 31, 2023 and 2022 and for the years ended December 31, 2023, 2022, and 2021:

	December 31,
Millions	2023	2022
Balance sheet data:
Total assets	$153.9	$170.1
Total liabilities	$248.4	$256.2

	Year Ended December 31,
Millions	2023	2022	2021
Income statement data:
Total revenues	$388.1	$459.1	$645.3
Total expenses	$444.7	$531.5	$653.8
Net income (loss)	$(56.6)	$(72.4)	$(8.5)

The following tables present aggregated summarized financial information for White Mountains’s investments in equity method eligible unconsolidated entities, excluding MediaAlpha:

	December 31,
Millions	2023	2022
Balance sheet data(1):
Total assets	$3,049.3	$2,252.5
Total liabilities	$657.2	$526.9
(1) Financial data for White Mountains’s equity method eligible investees is generally reported on a one-quarter lag.

	Year Ended December 31,
Millions	2023	2022	2021
Income statement data(1):
Total revenues	$1,187.3	$735.3	$987.4
Total expenses	$681.5	$515.9	$418.7
Net income (loss)	$505.8	$219.4	$568.7
(1) Financial data for White Mountains’s equity method eligible investees is generally reported on a one-quarter lag.

Note 17. Variable Interest Entities

Under GAAP, White Mountains is required to consolidate any entity in which it holds a controlling financial interest. A controlling financial interest is usually in the form of an investment representing the majority of the subsidiary’s voting interests. However, a controlling financial interest may also arise from a financial interest in a VIE through arrangements that do not involve ownership of voting interests. A VIE is a legal entity that (i) does not have sufficient equity at risk to finance its activities without additional financial support; (ii) is structured such that equity investors, as a group, lack the power, through voting or similar rights, to direct the activities that most significantly impact the entity’s economic performance; (iii) is structured such that the equity investors lack the obligation to absorb losses of, or the right to receive returns from, the entity; or (iv) is structured with non-substantive voting rights. White Mountains determines whether an entity is a VIE at the inception of its variable interest in the entity and upon the occurrence of certain reconsideration events.
White Mountains consolidates a VIE if it determines that it is the primary beneficiary. The primary beneficiary is defined as the entity that holds a variable interest that gives it both the power to direct the VIE’s activities that most significantly impact its economic performance and the obligation to absorb losses of, or the right to receive returns from, the VIE that could potentially be significant to the VIE. The identification of the primary beneficiary of a VIE may require significant assumptions and judgment. When White Mountains determines it has a variable interest in a VIE, it determines whether it is the primary beneficiary of that VIE by performing an analysis that principally considers: (i) the VIE’s purpose and design, including the risks the VIE was designed to create and pass through to its variable interest holders; (ii) the VIE’s capital structure; (iii) the identification of the activities that most significantly impact the VIE’s economic performance; (iv) the governance provisions and other contractual arrangements between the VIE and its variable interest holders and other parties involved with the VIE; and (v) related party relationships. At inception of its variable interest in the VIE as well as on an ongoing basis, White Mountains performs qualitative assessments of its VIEs to determine whether White Mountains is the primary beneficiary of a VIE.

BAM

BAM is the first and only mutual municipal bond insurance company in the United States. HG Global, together with its subsidiaries, funded the initial capitalization of BAM through the purchase of $503.0 million of the BAM Surplus Notes and, through its reinsurance subsidiary HG Re, provides up to 15%-of-par, first loss reinsurance protection for policies underwritten by BAM. As a mutual insurance company, BAM is owned by and operated for the benefit of its members, the municipalities that purchase BAM’s insurance for their debt issuances. As of December 31, 2023, BAM’s members have contributed equity capital at risk through MSC of $545.2 million. However, the BAM Surplus Notes remain a significant portion of BAM’s statutory capital. Accordingly, White Mountains has determined that BAM is a VIE.
BAM’s underwriting process was determined to be the activity that most significantly impacts BAM’s economic performance. BAM’s underwriting guidelines define the types of credits that BAM may insure. Pursuant to the FLRT, BAM’s underwriting guidelines may only be amended with the consent of HG Re. As a result, White Mountains concluded it has the power to direct BAM’s activities that most significantly impact its economic performance and it is the primary beneficiary. Accordingly, White Mountains is required to consolidate BAM’s results in its financial statements. Since BAM is owned by its members, its equity and results of operations are included in noncontrolling interests.
BAM’s assets can be used only to settle BAM’s obligations, and general creditors of BAM have no recourse to the Company or HG Global. HG Re’s obligations to BAM under the FLRT are subject to an aggregate limit equal to the assets in the Collateral Trusts at any point in time.

WM Outrigger Re

White Mountains has determined that Outrigger Re Ltd. and WM Outrigger Re are VIEs. White Mountains is not the primary beneficiary of Outrigger Re Ltd. or the other segregated accounts. White Mountains is the primary beneficiary of WM Outrigger Re, as it has both the power to direct the activities that most significantly impact WM Outrigger Re’s economic performance and the obligation to absorb losses and the right to receive returns that could potentially be significant to WM Outrigger Re. As a result, White Mountains consolidates WM Outrigger Re’s results in its financial statements. The assets of WM Outrigger Re can only be used to settle the liabilities of WM Outrigger Re, and there is no recourse to the Company for any creditors of WM Outrigger Re.

PassportCard/DavidShield

As of December 31, 2023, White Mountains’s ownership interest in PassportCard/DavidShield was 53.8%. White Mountains has determined that both PassportCard and DavidShield are VIEs but that White Mountains is not the primary beneficiary and therefore does not consolidate either PassportCard or DavidShield. The governance structures for both PassportCard and DavidShield were designed to give White Mountains and its co-investor equal power to make the decisions that most significantly impact operations. White Mountains does not have the unilateral power to direct the operations of PassportCard or DavidShield and does not hold a controlling financial interest. White Mountains’s ownership interest gives White Mountains the ability to exert significant influence over the significant financial and operating activities of PassportCard/DavidShield. Accordingly, White Mountains’s investment in PassportCard/DavidShield meets the criteria to be accounted for under the equity method. White Mountains has taken the fair value option for its investment in PassportCard/DavidShield. Changes in the fair value of PassportCard/DavidShield are recorded in net realized and unrealized investment gains (losses). As of December 31, 2023, White Mountains’s maximum exposure to loss on its equity investment in PassportCard/DavidShield and the non-interest-bearing loan to its partner is the total carrying value of $159.6 million.

Elementum

As of December 31, 2023, White Mountains’s ownership interest in Elementum was 26.6%. White Mountains has determined that Elementum is a VIE but that White Mountains is not the primary beneficiary and therefore does not consolidate Elementum. White Mountains’s ownership interest gives White Mountains the ability to exert significant influence over the significant financial and operating activities of Elementum. Accordingly, Elementum meets the criteria to be accounted for under the equity method. White Mountains has taken the fair value option for its investment in Elementum. Changes in the fair value of Elementum are recorded in net realized and unrealized investment gains (losses). As of December 31, 2023, White Mountains’s maximum exposure to loss on its limited partnership interest in Elementum is the carrying value of $35.0 million.

Limited Partnerships

White Mountains’s investments in limited partnerships are generally considered VIEs because the limited partnership interests do not have substantive kick-out rights or participating rights. White Mountains does not have the unilateral power to direct the operations of these limited partnerships, and therefore White Mountains is not the primary beneficiary and does not consolidate the limited partnerships. White Mountains has taken the fair value option for its investments in limited partnerships, which are generally measured at NAV as a practical expedient. As of December 31, 2023, White Mountains’s maximum exposure to loss on its investments in limited partnerships is the carrying value of $248.6 million.

Note 18. Fair Value of Financial Instruments

    White Mountains records its financial instruments at fair value with the exception of debt obligations which are recorded as debt at face value less unamortized original issue discount. See Note 7 — “Debt”.
    The following table presents the fair value and carrying value of these financial instruments as of December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
Millions	Fair Value	Carrying Value	Fair Value	Carrying Value
HG Global Senior Notes	$158.7	$146.9	$155.7	$146.5
Ark 2007 Subordinated Notes	$30.5	$30.0	$28.4	$30.0
Ark 2021 Subordinated Notes	$171.8	$155.5	$163.1	$153.7
Kudu Credit Facility	$225.6	$203.8	$223.9	$208.3
Other Operations debt	$30.0	$28.4	$38.2	$36.7

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

Note 19. Commitments and Contingencies

Legal Contingencies

White Mountains, and the insurance industry in general, is routinely subject to claims-related litigation and arbitration in the normal course of business, as well as litigation and arbitration that do not arise from, nor are directly related to, claims activity. White Mountains’s estimates of the costs of settling matters routinely encountered in claims activity are reflected in the reserves for unpaid loss and LAE. See Note 5 — “Loss and Loss Adjustment Expense Reserves.”
White Mountains considers the requirements of ASC 450 when evaluating its exposure to non-claims-related litigation and arbitration. ASC 450 requires that accruals be established for litigation and arbitration if it is probable that a loss has been incurred and it can be reasonably estimated. ASC 450 also requires that litigation and arbitration be disclosed if it is probable that a loss has been incurred or if there is a reasonable possibility that a loss may have been incurred. White Mountains does not have any current non-claims-related litigation that may have a material adverse effect on White Mountains’s financial condition, results of operations or cash flows.

Note 20. Held for Sale and Discontinued Operations

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

Sirius Group

On April 18, 2016, White Mountains completed the sale of Sirius International Insurance Group, Ltd. (“Sirius Group”) to CM International Pte. Ltd. and CM Bermuda Limited (collectively, “CMI”). In connection with the sale, White Mountains indemnified Sirius Group against the loss of certain interest deductions claimed by Sirius Group related to periods prior to the sale of Sirius Group to CMI that had been disputed by the Swedish Tax Agency (STA). In late October 2018, the Swedish Administrative Court ruled against Sirius Group on its appeal of the STA’s denial of these interest deductions. As a result, in 2018 White Mountains recorded a loss of $17.3 million within net (loss) gain on sale of discontinued operations reflecting the value of these interest deductions.
As of December 31, 2020, White Mountains’s liability related to the tax indemnification provided in connection with the sale of Sirius Group in 2016 was $18.7 million. In April 2021, the STA informed the Swedish Administrative Court of Appeal that Sirius Group should prevail in its appeal and that the interest deductions should not be disallowed. In June 2021, the Swedish Administrative Court of Appeal ruled in Sirius Group’s favor. For the year ended December 31, 2021, White Mountains recorded a gain of $17.6 million in discontinued operations to reverse the accrued liability and a $1.1 million gain related to foreign currency translation.

Net Income (Loss) from Discontinued Operations
The following summarizes the results of operations, including related income taxes associated with the businesses classified as discontinued operations for the years ended December 31, 2022, and 2021:

	December 31,
Millions	2022 (1)	2021
Revenues
Commission revenues	$176.9	$258.0
Other revenues	48.1	72.4
Total revenues - NSM Group	225.0	330.4
Expenses
General and administrative expenses	126.8	190.4
Broker commission expenses	52.9	80.2
Change in fair value of contingent consideration	.1	1.0
Amortization of other intangible assets	9.1	35.2
Loss on assets held for sale	—	28.7
Interest expense	12.1	23.3
Total expenses - NSM Group	201.0	358.8
Pre-tax income (loss) from discontinued operations - NSM Group	24.0	(28.4)
Income tax (expense) benefit	(7.6)	5.8
Net income (loss) from discontinued operations, net tax - NSM Group	16.4	(22.6)
Net gain (loss) from sale of discontinued operations, net of tax - NSM Group	886.8	—
Net gain (loss) from sale of discontinued operations, net of tax - Sirius Group	—	18.7
Total income (loss) from discontinued operations, net of tax	903.2	(3.9)
Net (income) loss from discontinued operations attributable to noncontrolling interests	(.7)	1.0
Total income (loss) from discontinued operations attributable to White Mountains’s common shareholders	902.5	(2.9)
Other comprehensive income (loss) from discontinued operations, net of tax - NSM Group	(5.2)	.2
Net gain (loss) from foreign currency translation from sale of discontinued operations, net of tax - NSM Group	2.9	—
Comprehensive income (loss) from discontinued operations	900.2	(2.7)
Other comprehensive (income) loss from discontinued operations attributable to noncontrolling interests	.2	(.1)
Comprehensive income (loss) from discontinued operations attributable to White Mountains’s common shareholders	$900.4	$(2.8)
(1) As a result of the NSM Transaction, the results of operations for NSM Group are presented for the period from January 1, 2022 to August 1, 2022.

Net Change in Cash from Discontinued Operations
The following summarizes the net change in cash associated with the businesses classified as discontinued operations for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
Millions	2022	2021
Net cash provided from (used for) operations	$38.7	$42.3
Net cash provided from (used for) investing activities	7.1	(56.5)
Net cash used from (used for) financing activities	(17.5)	(1.0)
Effect of exchange rate changes on cash	4.0	.2
Net change in cash during the period	32.3	(15.0)
Cash balances at beginning of period (includes restricted cash of $89.2 and $78.4 )	111.6	126.6
Cash sold as part of the sale of NSM Group (includes restricted cash of $105.1 and $0.0)	(143.9)	—
Cash balances at end of period (includes restricted cash of $0.0 and $89.2)	—	111.6
Supplemental cash flows information:
Interest paid	$(12.0)	$(16.6)
Net income tax payments	$—	$—

Earnings Per Share from Discontinued Operations
White Mountains calculates earnings per share using the two-class method, which allocates earnings between common and unvested restricted common shares. Both classes of shares participate equally in earnings on a per share basis. Basic earnings per share amounts are based on the weighted average number of common shares outstanding adjusted for unvested restricted common shares. Diluted earnings per share amounts are also impacted by the net effect of potentially dilutive common shares outstanding. The following table presents the Company’s computation of earnings per share for discontinued operations for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Basic and diluted earnings per share numerators (in millions):
Net income (loss) attributable to White Mountains’s common shareholders	$792.8	$(275.4)
Less: net income (loss) from continuing operations	(190.8)	(318.0)
Less: net (income) loss from continuing operations attributable to noncontrolling interest	81.1	45.5
Total income (loss) from discontinued operations attributable to White Mountains’s common shareholders (1)	902.5	(2.9)
Allocation of (earnings) losses to participating restricted common shares (2)	(11.4)	—
Basic and diluted (loss) earnings per share numerators	$891.1	$(2.9)
Basic earnings per share denominators (in thousands):
Total average common shares outstanding during the period	2,862.4	3,079.0
Average unvested restricted common shares (3)	(36.2)	(36.5)
Basic earnings (loss) per share denominator	2,826.2	3,042.5
Diluted earnings per share denominator (in thousands):
Total average common shares outstanding during the period	2,862.4	3,079.0
Average unvested restricted common shares (3)	(36.2)	(36.5)
Diluted earnings (loss) per share denominator	2,826.2	3,042.5
Basic (loss) earnings per share (in dollars) - discontinued operations:	$315.30	$(.94)
Diluted (loss) earnings per share (in dollars) - discontinued operations:	$315.30	$(.94)
(1) Includes net income (loss) from discontinued operations, net of tax - NSM Group, net gain (loss) from sale of discontinued operations, net of tax - NSM Group, net gain (loss) from sale of discontinued operations, net of tax - Sirius Group and net (income) loss from discontinued operations attributable to noncontrolling interests.
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
We assessed the effectiveness of White Mountains’s internal control over financial reporting as of December 31, 2023. In making our assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, we have concluded that White Mountains maintained effective internal control over financial reporting as of December 31, 2023.
PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, has audited the effectiveness of White Mountains’s internal control over financial reporting as of December 31, 2023 as stated in their report which appears on page F-74.

February 26, 2024

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of White Mountains Insurance Group, Ltd.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of White Mountains Insurance Group, Ltd. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of Certain Other Long-Term Investments

As described in Notes 1 and 3 to the consolidated financial statements, the Company maintains various other noncontrolling equity interests in operating businesses accounted for at fair value within other long-term investments. The fair values of the most significant of these investments, classified within other long-term investments as of December 31, 2023, consist of PassportCard Limited and DavidShield Life Insurance Agency (2000) Ltd. (collectively, PassportCard/DavidShield”) for $150.0 million and certain participation contracts of Kudu Investment Management, LLC and its subsidiaries (collectively, “Kudu”) representing a portion of the total of Kudu’s Participation Contracts of $890.5 million. As disclosed by management, they applied significant judgment in determining the fair value of these other long-term investments using discounted cash flow models. These valuations involved the use of key inputs with respect to (i) projections of future revenues and earnings, discount rates, and terminal revenue growth rates for PassportCard/DavidShield and (ii) projections of future revenues and earnings of Kudu’s clients, discount rates and terminal cash flow exit multiples for certain of Kudu’s Participation Contracts.

The principal considerations for our determination that performing procedures relating to the valuation of certain other long-term investments is a critical audit matter are (i) the significant judgment by management to determine the fair value of these other long-term investments, which in turn led to a high degree of auditor judgment and subjectivity in performing procedures relating to the fair value measurement; (ii) the significant audit effort in evaluating the audit evidence relating to the discounted cash flow models and the key inputs related to (a) projections of future revenues and earnings for PassportCard/DavidShield, and (b) projections of future revenues and earnings of Kudu’s clients for certain of Kudu’s Participation Contracts; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of certain other long-term investments, including controls over the Company’s discounted cash flow models and determination of key inputs. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in developing an independent fair value range of each of the aforementioned investments and comparing management’s estimate to the independently developed range. Developing the independent estimate involved (i) testing the completeness and accuracy of data provided by management and (ii) evaluating management’s key inputs related to (a) projections of future revenues and earnings for PassportCard/DavidShield, and (b) projections of future revenues and earnings of Kudu’s clients for certain of Kudu’s Participation Contracts.

Valuation of Loss and Loss Adjustment Expense Reserves - Ark Operating Segment

As described in Notes 1 and 5 to the consolidated financial statements, unpaid losses and loss adjustment expenses, including estimates for amounts incurred but not reported, are based on estimates of the ultimate costs of settling claims, including the effects of inflation and other societal and economic factors. Unpaid loss and loss adjustment expense reserves represent management’s best estimate of ultimate losses and loss adjustment expenses, net of estimated salvage and subrogation recoveries, if applicable. The Company’s loss and loss adjustment expense reserves as of December 31, 2023 for the Ark operating segment were $1,605.1 million. Management estimates ultimate loss and loss adjustment expenses using various generally accepted actuarial methods applied to known losses and other relevant information. Ultimate loss and loss adjustment expenses are generally determined by extrapolation of claim emergence and settlement patterns observed in the past that can reasonably be expected to persist in the future. Management considers the Company’s own experience, particularly claims development experience, such as trends in case reserves, payments on and closing of claims, as well as changes in business mix and coverage limits, and external market data, available from organizations such as the Lloyd’s Market Association, consulting firms and other insurance and reinsurance companies, as the most important information for estimating its reserves. Ultimate loss and loss adjustment expenses for major losses and catastrophes are estimated based on the known and expected exposures to the loss event. Incurred but not reported reserves are adjusted as additional information becomes known or payments are made.

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
February 26, 2024
We have served as the Company’s auditor since 1999.

SCHEDULE I

WHITE MOUNTAINS INSURANCE GROUP, LTD.
SUMMARY OF INVESTMENTS—OTHER THAN
INVESTMENTS IN RELATED PARTIES
As of December 31, 2023

Millions	Cost	Carrying Value	Fair Value
Fixed maturity investments:
U.S. Government and agency obligations	$209.0	$204.9	$204.9
Debt securities issued by corporations	1,085.9	1,045.0	1,045.0
Municipal obligations	275.1	260.9	260.9
Mortgage and asset-backed securities	417.2	389.4	389.4
Collateralized loan obligations	211.2	209.1	209.1
Total fixed maturity investments	2,198.4	2,109.3	2,109.3
Short-term investments	1,487.0	1,487.9	1,487.9
Investment in MediaAlpha	59.2	254.9	254.9
Common equity securities:
Common equity securities - Industrial, Miscellaneous, and Other	370.2	400.6	400.6
Common equity securities - Exchange traded funds	113.3	137.8	137.8
Total common equity securities	483.5	538.4	538.4
Other long-term investments	1,655.7	1,998.2	1,998.2
Total investments	$5,883.8	$6,388.7	$6,388.7

Schedules of the Registrant should be read in conjunction with the Consolidated Financial Statements and Notes.

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

CONDENSED BALANCE SHEETS (1)

	December 31,
Millions	2023	2022
Assets:
Cash	$.3	$.1
Fixed maturity investments, at fair value	—	49.2
Common equity securities, at fair value	147.8	342.8
Short-term investments, at fair value	198.8	105.2
Other long-term investments	160.5	49.3
Net receivable due from subsidiaries	89.1	125.2
Other assets	4.0	75.3
Investments in consolidated and unconsolidated subsidiaries	3,666.9	3,027.2
Total assets	$4,267.4	$3,774.3
Liabilities:
Other liabilities	$26.9	$27.4
Total liabilities	26.9	27.4
Equity:
Total White Mountains’s common shareholders’ equity	4,240.5	3,746.9
Total liabilities and equity	$4,267.4	$3,774.3
(1) These condensed unconsolidated financial statements reflect the results of operations, financial condition and cash flows for the Company. Investments in which White Mountains holds a controlling financial interest are accounted for using the equity method. Under the equity method, investments in subsidiaries are recorded on the condensed balance sheets at the amount of the Company’s ownership percentage of the subsidiary’s GAAP book value. The income from subsidiaries is reported on a net of tax basis as equity in earnings from consolidated and unconsolidated subsidiaries on the condensed statements of operations and comprehensive income (loss). Capital contributions to consolidated subsidiaries are presented within investing activities on the condensed statements of cash flows. Distributions from consolidated subsidiaries are presented within operating or investing activities on the condensed statements of cash flows based on the nature of the distribution. Certain amounts in the prior period financial statements have been reclassified to conform to the current presentation.

Schedules of the Registrant should be read in conjunction with the Consolidated Financial Statements and Notes.

SCHEDULE II (continued)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (1)

	Year Ended December 31,
Millions	2023	2022	2021
Revenues (loss) (including realized and unrealized gains and losses)	$81.7	$(.4)	$(.2)
Expenses	60.5	67.1	39.0
Pre-tax income (loss)	21.2	(67.5)	(39.2)
Income tax (expense) benefit	(1.2)	(.9)	—
Net income (loss)	20.0	(68.4)	(39.2)
Equity in earnings (losses) from consolidated and unconsolidated subsidiaries, net of tax	489.2	(42.0)	(232.3)
Equity in earnings from discontinued operations, net of tax - NSM Group (2)	—	16.4	(22.6)
Net gain (loss) from sale of discontinued operations, net of tax - NSM Group (2)	—	886.8	—
Net gain (loss) from sale of discontinued operations, net of tax - Sirius Group (2)	—	—	18.7
Net income (loss) attributable to White Mountains’s common shareholders	509.2	792.8	(275.4)
Equity in other comprehensive income (loss) from consolidated and unconsolidated subsidiaries, net of tax	1.9	(2.9)	1.9
Equity in other comprehensive income (loss) from discontinued operations, net of tax - NSM Group	—	(5.2)	.2
Net gain (loss) from foreign currency translation from sale of discontinued operations, net of tax - NSM Group	—	2.9	—
Comprehensive income (loss) attributable to White Mountains’s common shareholders	511.1	787.6	(273.3)
(1) These condensed unconsolidated financial statements reflect the results of operations, financial condition and cash flows for the Company. Investments in which White Mountains holds a controlling financial interest are accounted for using the equity method. Under the equity method, investments in subsidiaries are recorded on the condensed balance sheets at the amount of the Company’s ownership percentage of the subsidiary’s GAAP book value. The income from subsidiaries is reported on a net of tax basis as equity in earnings from consolidated and unconsolidated subsidiaries on the condensed statements of operations and comprehensive income (loss). Capital contributions to consolidated subsidiaries are presented within investing activities on the condensed statements of cash flows. Distributions from consolidated subsidiaries are presented within operating or investing activities on the condensed statements of cash flows based on the nature of the distribution. Certain amounts in the prior period financial statements have been reclassified to conform to the current presentation.
(2) On August 1, 2022, White Mountains closed the NSM Transaction. See Note 2 — “Significant Transactions.” As a result of the NSM Transaction, the assets and liabilities of NSM Group have been presented in the balance sheet as held for sale for periods prior to the closing of the transaction, and the results of operations for NSM Group have been classified as discontinued operations in the statements of operations and comprehensive income through the closing of the transaction. During 2021, net gain (loss) from sale of discontinued operations, net of tax includes $18.7 arising from the tax contingency on the sale of Sirius Group. See Note 20 — “Held for Sale and Discontinued Operations”.

Schedules of the Registrant should be read in conjunction with the Consolidated Financial Statements and Notes.

SCHEDULE II (continued)
CONDENSED STATEMENTS OF CASH FLOWS (1)(2)

	Year Ended December 31,
Millions	2023	2022	2021
Net income (loss) attributable to White Mountains’s common shareholders	$509.2	$792.8	$(275.4)
Charges (credits) to reconcile net income to net cash from operations:
Net realized and unrealized investment (gains) losses	(78.9)	5.6	.1
Equity in (earnings) losses from consolidated and unconsolidated subsidiaries, net of tax	(489.2)	42.0	232.3
Equity in (earnings) losses from discontinued operation, net of tax - NSM Group (2)	—	(16.4)	22.6
Net (gain) loss from sale of discontinued operations, net of tax - NSM Group(2)	—	(886.8)	—
Net (gain) loss from sale of discontinued operations, net of tax - Sirius Group (2)	—	—	(18.7)
Net other non-cash reconciling items (3)	12.7	7.0	16.6
Distributions of accumulated earnings from consolidated subsidiaries (4)	17.3	7.0	—
Net other operating activities (4)(5)	9.2	17.2	(5.7)
Net cash provided from (used for) operations	(19.7)	(31.6)	(28.2)
Cash flows from investing activities:
Net change in short-term investments (4)(6)(7)(8)	(63.8)	1,165.6	17.7
Purchases of investment securities	(125.0)	(359.2)	—
Sales and maturities of investment securities	335.4	15.7	—
Purchases of investment securities from subsidiaries	—	(14.0)	(26.4)
Sales of investment securities to subsidiaries	—	—	36.4
Release of cash (pre-funding) for ILS funds managed by Elementum	70.0	(70.0)	—
Net issuance of debt (to) from subsidiaries (8)	(132.5)	(142.0)	94.0
Net repayment of debt (to) from subsidiaries (6)(8)(9)	31.4	(15.0)	—
Net distributions from (contributions to) subsidiaries (6)(7)(8)	(60.3)	49.3	17.0
Proceeds from the sale of Other Operating Businesses, net of cash sold of $0.0.0 $0.5 and $0.0	—	19.5	—
Net cash provided from (used for) investing activities	55.2	649.9	138.7
Cash flows from financing activities:
Repurchases and retirement of common shares	(32.7)	(615.8)	(107.5)
Cash dividends paid to common shareholders	(2.6)	(3.0)	(3.1)
Net cash provided from (used for) financing activities	(35.3)	(618.8)	(110.6)
Net change in cash during the year	.2	(.5)	(.1)
Cash balance at beginning of year	.1	.6	.7
Cash balance at end of year	$.3	$.1	$.6
(1)    These condensed unconsolidated financial statements reflect the results of operations, financial condition and cash flows for the Company. Investments in which White Mountains holds a controlling financial interest are accounted for using the equity method. Under the equity method, investments in subsidiaries are recorded on the condensed balance sheets at the amount of the Company’s ownership percentage of the subsidiary’s GAAP book value. The income from subsidiaries is reported on a net of tax basis as equity in earnings from consolidated and unconsolidated subsidiaries on the condensed statements of operations and comprehensive income (loss). Capital contributions to consolidated subsidiaries are presented within investing activities on the condensed statements of cash flows. Distributions from consolidated subsidiaries are presented within operating or investing activities on the condensed statements of cash flows based on the nature of the distribution. Certain amounts in the prior period financial statements have been reclassified to conform to the current presentation.
(2)    See Note 20 — “Held for Sale and Discontinued Operations”.
(3)    Includes amortization of restricted share awards of $15.3, $14.0 and $14.7 for the years ended December 31, 2023, 2022 and 2021.
(4) During 2022, Bridge Holdings, Ltd. (“Bridge”), a wholly-owned subsidiary of the Company, merged into the Company. The merger was treated as a liquidation for financial statement purposes. As part of the liquidation, Bridge transferred cash of $7.0 and non-cash balances to the Company including ending net equity of $3,540.6, intercompany note receivable of $76.4, investments in its subsidiaries of $2,003.6, fixed maturity investments of $28.6, common equity securities of $8.1, other long-term investments of $52.2, short-term investments of $1,358.7 and other assets of $6.0.
(5)    For 2023, 2022 and 2021, net other operating activities also included $8.4, $3.3, and $6.5 of net changes in (receivables) payables to the Company’s subsidiaries. During 2023, the Company made a non-cash payment in fixed maturity investments of $10.0 for a payable due to its wholly-owned subsidiary, White Mountains Lafayette Holdings, Inc.
(6)     During 2021, Bridge repaid $200.0 of outstanding intercompany debt to the Company by transferring shares of its wholly-owned subsidiary, White Mountains Lincoln Holdings, Inc., (“WM Lincoln”), which had carrying value of $212.6. The $12.6 in excess of the intercompany debt was a non-cash distribution to the Company. Also, as part of the transaction, the Company received a distribution of $18.0 from Bridge, including $17.9 of short-term investments and $0.1 of cash. Subsequent to that transaction, the Company contributed the shares of WM Lincoln, which had a carrying value of $212.6, to its wholly-owned subsidiary White Mountains Adams, Inc. (“WM Adams”). The Company also contributed an additional $42.7 to WM Adams, including $37.1 of short-term investments and $5.6 of cash.
(7)    During 2022, the Company made cash contributions to its wholly-owned subsidiaries White Mountains Investments (Bermuda), Ltd. (“WMIB”) of $51.0 and WM Adams of $25.0. Also, during 2022, the Company made non-cash contributions of $100.0 in short term investments to WM Adams. During 2022, the Company received cash distributions of $116.3 from HG Global, $7.7 from Ark and $1.3 from its wholly-owned subsidiary, PSC Holdings, Ltd (“PSC Holdings”). During 2021, the Company received a distribution of $19.7, including $19.1 of short-term investments and $0.6 of cash, from WMIB.
(8)    During 2023, the Company had issuances of debt of $20.0 to WM Hinson (Bermuda) Ltd. (“WM Hinson”), a wholly-owned subsidiaries of the Company and $7.5 to HG Global. During 2023, the Company received repayments of debt of $42.4 in cash and $107.6 in investments ($45.9 in fixed maturity investments and $61.7 short-term investments) from WM Hinson and $9.5 from HG Global. Also, during 2023, the Company made repayments of debt of $20.5 in cash and $73.8 in investments ($36.9 million in fixed maturity investments and $36.9 in short-term investments) to WM Birkdale Ltd. (“WM Birkdale”), a wholly-owned subsidiaries of the Company. Also, in 2023, the Company had issuances of debt of $105.0 million in cash to White Mountains Investments (Luxembourg) S.a.r.l. under a new promissory note. Subsequently, the Company contributed the promissory note to WM Birkdale. During 2022, prior to the merger of Bridge into the Company, Bridge had an issuance of debt of $69.0 to the Company. Also, during 2022, the Company had issuances of debt of $205.0 to WM Hinson and $6.0 to HG Global.
(9)    During 2022, prior to the merger of Bridge into the Company, the Company had a repayment of debt to Bridge of $15.0.

Schedules of the Registrant should be read in conjunction with the Consolidated Financial Statements and Notes.

SCHEDULE III

WHITE MOUNTAINS INSURANCE GROUP, LTD.
SUPPLEMENTARY INSURANCE INFORMATION

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J	Column K
Millions Segment	Deferred Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premiums Earned	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Premiums Written
Years ended:

December 31, 2023
HG Global/BAM	$40.1	$—	$325.8	$—	$31.2	$31.7	$—	$8.6	$.4	$58.6
Ark/WM Outrigger	145.3	1,605.1	743.6	—	1,409.7	61.4	726.8	273.1	113.6	1,520.9
December 31, 2022
HG Global/BAM	36.0	—	298.3	—	33.3	21.5	—	11.2	.4	65.1
Ark/WM Outrigger	127.2	1,296.5	623.2	—	1,043.4	16.3	536.4	238.3	78.7	1,195.2
December 31, 2021
HG Global/BAM	33.1	—	266.3	—	26.9	17.5	—	8.3	.4	55.8
Ark/WM Outrigger	100.8	894.7	495.9	—	637.3	2.9	314.8	111.3	64.6	859.1

Schedules of the Registrant should be read in conjunction with the Consolidated Financial Statements and Notes.

SCHEDULE IV

WHITE MOUNTAINS INSURANCE GROUP, LTD.
REINSURANCE

Column A	Column B	Column C	Column D	Column E	Column F
$ in Millions Premiums Earned	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year ended:
December 31, 2023
HG Global/BAM	$28.7	$—	$2.5	$31.2	8.0%
Ark/WM Outrigger	848.1	(364.0)	925.6	1,409.7	65.7
December 31, 2022
HG Global/BAM	28.6	—	4.7	33.3	14.1
Ark/WM Outrigger	655.5	(280.8)	668.7	1,043.4	64.1
December 31, 2021
HG Global/BAM	23.2	—	3.7	26.9	13.8
Ark/WM Outrigger	556.0	(249.1)	330.4	637.3	51.8

Schedules of the Registrant should be read in conjunction with the Consolidated Financial Statements and Notes.

SCHEDULE V
WHITE MOUNTAINS INSURANCE GROUP, LTD.
VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D	Column E
		Additions (subtractions)
Millions	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions described (1)	Balance at end of period
Years ended:

December 31, 2023
Reinsurance recoverables:
Allowance for uncollectible balances	$7.8	$(.2)	$—	$.1	$7.7
December 31, 2022
Reinsurance recoverables:
Allowance for uncollectible balances	3.6	4.6	—	(.4)	7.8
December 31, 2021
Reinsurance recoverables:	2.3	1.3	—	—	3.6
Allowance for uncollectible balances

(1)Represents net collections (charge-offs) of balances receivable and foreign currency translation.

Schedules of the Registrant should be read in conjunction with the Consolidated Financial Statements and Notes.

SCHEDULE VI

WHITE MOUNTAINS INSURANCE GROUP, LTD.
SUPPLEMENTAL INFORMATION FOR PROPERTY AND CASUALTY INSURANCE UNDERWRITERS
(Millions)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H		Column I	Column J	Column K
	Deferred acquisition costs	Reserves for Unpaid Claims and Claims Adjustment Expenses	Discount, if any, deducted in Column C	Unearned Premiums	Earned Premiums	Net investment income	Claims and Claims Adjustment Expenses Incurred Related to		Amortization of deferred policy acquisition costs	Paid Claims and Claims Adjustment Expenses	Premiums written
Affiliation with registrant							Current Year	Prior Year
Ark/WM Outrigger:
2023	$145.3	$1,605.1	—	$743.6	$1,409.7	$61.4	$706.9	$19.9	$273.1	$407.9	$1,520.9
2022	127.2	1,296.5	—	623.2	1,043.4	16.3	588.1	(51.7)	238.3	257.5	1,195.2
2021	100.8	894.7	—	495.9	637.3	2.9	336.3	(21.5)	111.3	105.5	859.1

Schedules of the Registrant should be read in conjunction with the Consolidated Financial Statements and Notes.