Form 10-Q
period 2024-03-31
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2024-05-09
CIK 776867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2024

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

As of May 6, 2024, 2,565,733 common shares with a par value of $1.00 per share were outstanding (which includes 34,525 restricted common shares that were not vested at such date).

WHITE MOUNTAINS INSURANCE GROUP, LTD.

Part I.FINANCIAL INFORMATION.
Item 1.Financial Statements
WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

Millions, except share and per share amounts	March 31, 2024	December 31, 2023
Assets
P&C Insurance and Reinsurance (Ark/WM Outrigger)
Fixed maturity investments, at fair value	$946.9	$866.8
Common equity securities, at fair value	409.9	400.6
Short-term investments, at fair value	835.3	962.8
Other long-term investments	485.0	440.9
Total investments	2,677.1	2,671.1
Cash (restricted $24.7 and $0.7)	129.1	90.5
Reinsurance recoverables	695.0	442.0
Insurance premiums receivable	1,001.5	612.2
Deferred acquisition costs	213.3	145.3
Goodwill and other intangible assets	292.5	292.5
Other assets	140.9	125.0
Total P&C Insurance and Reinsurance assets	5,149.4	4,378.6
Financial Guarantee (HG Global/BAM)
Fixed maturity investments, at fair value	1,015.7	1,012.3
Short-term investments, at fair value	54.7	70.6
Total investments	1,070.4	1,082.9
Cash	4.7	6.7
Insurance premiums receivable	5.8	5.5
Deferred acquisition costs	40.9	40.1
Other assets	36.8	36.8
Total Financial Guarantee assets	1,158.6	1,172.0
Asset Management (Kudu)
Short-term investments, at fair value	19.8	29.3
Other long-term investments	889.9	896.3
Total investments	909.7	925.6
Cash	6.5	1.4
Accrued investment income	22.1	17.6
Goodwill and other intangible assets	8.2	8.3
Other assets	6.6	6.5
Total Asset Management assets	953.1	959.4
P&C Insurance Distribution (Bamboo)
Fixed maturity investments, at fair value	24.6	—
Short-term investments, at fair value	18.6	—
Total investments	43.2	—
Cash (restricted $58.3 and $0.0)	62.0	—
Premiums, commissions and fees receivable	43.3	—
Goodwill and other intangible assets	367.2	—
Other assets	12.4	—
Total P&C Insurance Distribution assets	528.1	—
Other Operations
Fixed maturity investments, at fair value	267.4	230.2
Common equity securities, at fair value	151.6	137.8
Investment in MediaAlpha, at fair value	465.6	254.9
Short-term investments, at fair value	126.1	425.2
Other long-term investments	617.0	661.0
Total investments	1,627.7	1,709.1
Cash	23.0	23.8
Goodwill and other intangible assets	68.7	69.8
Other assets	81.7	73.2
Total Other Operations assets	1,801.1	1,875.9
Total assets	$9,590.3	$8,385.9
See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS (CONTINUED)
(Unaudited)

Millions, except share and per share amounts	March 31, 2024	December 31, 2023
Liabilities
P&C Insurance and Reinsurance (Ark/WM Outrigger)
Loss and loss adjustment expense reserves	$1,744.5	$1,605.1
Unearned insurance premiums	1,234.7	743.6
Debt	155.4	185.5
Reinsurance payable	262.5	81.1
Contingent consideration	94.0	94.0
Other liabilities	190.1	166.8
Total P&C Insurance and Reinsurance liabilities	3,681.2	2,876.1
Financial Guarantee (HG Global/BAM)
Unearned insurance premiums	328.5	325.8
Debt	147.0	146.9
Accrued incentive compensation	11.9	27.2
Other liabilities	31.9	31.8
Total Financial Guarantee liabilities	519.3	531.7
Asset Management (Kudu)
Debt	203.8	203.8
Other liabilities	61.8	71.6
Total Asset Management liabilities	265.6	275.4
P&C Insurance Distribution (Bamboo)
Loss and loss adjustment expense reserves	12.3	—
Unearned insurance premiums	25.7	—
Premiums and commissions payable	61.7	—
Other liabilities	18.6	—
Total P&C Insurance Distribution liabilities	118.3	—
Other Operations
Debt	25.9	28.4
Accrued incentive compensation	47.6	87.7
Other liabilities	41.8	25.0
Total Other Operations liabilities	115.3	141.1
Total liabilities	4,699.7	3,824.3
Equity
White Mountains’s common shareholders’ equity
White Mountains’s common shares at $1 par value per share—authorized 50,000,000 shares; issued and outstanding 2,565,733 and 2,560,452 shares	2.6	2.6
Paid-in surplus	551.9	548.7
Retained earnings	3,917.7	3,690.8
Accumulated other comprehensive income (loss), after-tax:
Net unrealized gains (losses) from foreign currency translation	(1.8)	(1.6)
Total White Mountains’s common shareholders’ equity	4,470.4	4,240.5
Noncontrolling interests	420.2	321.1
Total equity	4,890.6	4,561.6
Total liabilities and equity	$9,590.3	$8,385.9
See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
Millions	2024	2023
Revenues:
P&C Insurance and Reinsurance (Ark/WM Outrigger)
Earned insurance premiums	$302.8	$255.1
Net investment income	19.9	10.6
Net realized and unrealized investment gains (losses)	10.6	24.5
Other revenues	3.5	(2.7)
Total P&C Insurance and Reinsurance revenues	336.8	287.5

Financial Guarantee (HG Global/BAM)
Earned insurance premiums	7.8	7.7
Net investment income	9.7	7.2
Net realized and unrealized investment gains (losses)	(10.1)	17.0
Other revenues	.5	.8
Total Financial Guarantee revenues	7.9	32.7

Asset Management (Kudu)
Net investment income	17.2	14.2
Net realized and unrealized investment gains (losses)	(6.5)	29.6
Total Asset Management revenues	10.7	43.8

P&C Insurance Distribution (Bamboo)
Commission and fee revenues	21.9	—
Earned insurance premiums	8.4	—
Other revenues	.8	—
Total P&C Insurance Distribution revenues	31.1	—

Other Operations
Net investment income	9.9	7.0
Net realized and unrealized investment gains (losses)	22.2	41.8
Net realized and unrealized investment gains (losses) from investment in MediaAlpha	210.7	85.2
Commission revenues	3.6	3.3
Other revenues	14.4	30.6
Total Other Operations revenues	260.8	167.9
Total revenues	$647.3	$531.9
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(Unaudited)

	Three Months Ended March 31,
Millions	2024	2023
Expenses:
P&C Insurance and Reinsurance (Ark/WM Outrigger)
Loss and loss adjustment expenses	$180.0	$147.8
Acquisition expenses	66.3	59.8
General and administrative expenses	42.2	35.2
Change in fair value of contingent consideration	—	(2.4)
Interest expense	5.4	5.0
Total P&C Insurance and Reinsurance expenses	293.9	245.4

Financial Guarantee (HG Global/BAM)
Acquisition expenses	2.2	2.7
General and administrative expenses	17.3	17.3
Interest expense	3.5	4.5
Total Financial Guarantee expenses	23.0	24.5

Asset Management (Kudu)
General and administrative expenses	3.4	3.8
Interest expense	5.6	4.7
Total Asset Management expenses	9.0	8.5

P&C Insurance Distribution (Bamboo)
Broker commission expenses	9.3	—
Loss and loss adjustment expenses	5.8	—
Acquisition expenses	3.1	—
General and administrative expenses	12.0	—
Total P&C Insurance Distribution expenses	30.2	—

Other Operations
Cost of sales	7.6	13.9
General and administrative expenses	50.3	39.7
Interest expense	.7	.8
Total Other Operations expenses	58.6	54.4
Total expenses	414.7	332.8
Pre-tax income (loss)	232.6	199.1
Income tax (expense) benefit	(10.8)	(11.9)
Net income (loss)	221.8	187.2
Net (income) loss attributable to noncontrolling interests	14.6	(7.7)
Net income (loss) attributable to White Mountains’s common shareholders	$236.4	$179.5
See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
Millions	2024	2023
Net income (loss) attributable to White Mountains’s common shareholders	$236.4	$179.5
Other comprehensive income, net of tax:
Other comprehensive income (loss), net of tax	(.3)	1.2
Comprehensive income (loss)	236.1	180.7
Other comprehensive (income) loss attributable to noncontrolling interests	.1	(.4)
Comprehensive income (loss) attributable to White Mountains’s common shareholders	$236.2	$180.3

Earnings (loss) per share attributable to White Mountains’s common shareholders:

Basic earnings (loss) per share
Continuing operations	$92.33	$69.83
Discontinued operations	—	—
Total consolidated operations	$92.33	$69.83
Diluted earnings (loss) per share
Continuing operations	$92.33	$69.83
Discontinued operations	—	—
Total consolidated operations	$92.33	$69.83
Dividends declared and paid per White Mountains’s common share	$1.00	$1.00
See Notes to Consolidated Financial Statements.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	White Mountains’s Common Shareholders’ Equity
Millions	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Non-controlling interest	Total Equity
Balance as of January 1, 2024	$551.3	$3,690.8	$(1.6)	$4,240.5	$321.1	$4,561.6
Net income (loss)	—	236.4	—	236.4	(14.6)	221.8
Other comprehensive income (loss), net of tax	—	—	(.2)	(.2)	(.1)	(.3)
Total comprehensive income (loss)	—	236.4	(.2)	236.2	(14.7)	221.5
Dividends declared on common shares	—	(2.5)	—	(2.5)	—	(2.5)
Dividends to noncontrolling interests	—	—	—	—	(9.8)	(9.8)
Issuances of common shares	.3	—	—	.3	—	.3
Repurchases and retirements of common shares	(1.1)	(7.0)	—	(8.1)	—	(8.1)
BAM member surplus contributions, net of tax	—	—	—	—	11.4	11.4
Amortization of restricted share awards	3.2	—	—	3.2	—	3.2
Recognition of equity-based compensation expense of subsidiaries	.6	—	—	.6	.2	.8
Net contributions (distributions) and dilution from other noncontrolling interests	.2	—	—	.2	.9	1.1
Acquisition of noncontrolling interests - Bamboo	—	—	—	—	111.1	111.1
Balance as of March 31, 2024	$554.5	$3,917.7	$(1.8)	$4,470.4	$420.2	$4,890.6

	White Mountains’s Common Shareholders’ Equity
Millions	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Non-controlling interest	Total Equity
Balance as of January 1, 2023	$538.6	$3,211.8	$(3.5)	$3,746.9	$188.1	$3,935.0
Net income (loss)	—	179.5	—	179.5	7.7	187.2
Other comprehensive income (loss), net of tax	—	—	.8	.8	.4	1.2
Total comprehensive income (loss)	—	179.5	.8	180.3	8.1	188.4
Dividends declared on common shares	—	(2.6)	—	(2.6)	—	(2.6)
Dividends to noncontrolling interests	—	—	—	—	(7.2)	(7.2)
Issuances of common shares	.1	—	—	.1	—	.1
Repurchases and retirements of common shares	(3.9)	(21.4)	—	(25.3)	—	(25.3)
BAM member surplus contributions, net of tax	—	—	—	—	11.8	11.8
Amortization of restricted share awards	3.1	—	—	3.1	—	3.1
Recognition of equity-based compensation expense of subsidiaries	.4	—	—	.4	.2	.6
Net contributions and dilution from other noncontrolling interests	(.5)	—	—	(.5)	(1.2)	(1.7)
Disposition of noncontrolling interests	—	—	—	—	(9.4)	(9.4)
Balance as of March 31, 2023	$537.8	$3,367.3	$(2.7)	$3,902.4	$190.4	$4,092.8
See Notes to Consolidated Financial Statements.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
Millions	2024	2023
Cash flows from operations:
Net income (loss)	$221.8	$187.2
Adjustments to reconcile net income to net cash provided from (used for) operations:
Net realized and unrealized investment (gains) losses	(16.2)	(112.9)
Net realized and unrealized investment (gains) losses from investment in MediaAlpha	(210.7)	(85.2)
Deferred income tax expense (benefit)	(9.8)	(3.6)
Amortization of restricted share awards	3.2	3.1
Amortization (accretion) and depreciation	(2.1)	(2.4)
Change in fair value of contingent consideration - Ark	—	(2.4)
Other operating items:
Net change in reinsurance recoverables	(253.0)	24.7
Net change in insurance premiums, commissions and fees receivable	(394.9)	(365.3)
Net change in deferred acquisition costs	(68.8)	(82.2)
Net change in loss and loss adjustment expense reserves	142.4	49.1
Net change in unearned insurance premiums	499.4	501.8
Net change in reinsurance payable	181.4	(58.1)
Net change in premiums and commissions payable	12.5	—
Contributions to Kudu’s Participation Contracts	—	(30.9)
Proceeds from Kudu’s Participation Contracts sold	—	62.9
Net other operating activities	(68.7)	(.2)
Net cash provided from (used for) operations	36.5	85.6
Cash flows from investing activities:
Net change in short-term investments	441.3	47.6
Sales of fixed maturity investments	185.8	54.6
Maturities, calls and paydowns of fixed maturity investments	81.8	66.8
Distributions and redemptions of other long-term investments	91.5	2.0
Proceeds from the sale of Other Operating Businesses, net of cash sold of $0.0 and $0.8	—	17.3
Purchases of consolidated subsidiaries, net of cash acquired of $44.9 and $0.0	(231.8)	—
Purchases of fixed maturity investments	(417.3)	(127.6)
Purchases of other long-term investments	(79.9)	(146.1)
Net other investing activities	29.2	(11.2)
Net cash provided from (used for) investing activities	100.6	(96.6)
Cash flows from financing activities:
Repayment of debt and revolving lines of credit	(32.6)	(20.0)
Cash dividends paid to common shareholders	(2.5)	(2.6)
Repurchases and retirements of common shares	(8.1)	(25.3)
BAM member surplus contributions	11.4	11.8
Net contributions from (distributions to) other noncontrolling interests	1.1	(1.7)
Fidus Re premium payments	(3.5)	(3.5)
Net cash provided from (used for) financing activities	(34.2)	(41.3)
Net change in cash during the period	102.9	(52.3)
Cash balances at beginning of period (includes restricted cash balances of $0.7 and $12.2)	122.4	255.0
Cash balances at end of period (includes restricted cash balances of $83.0 and $13.0)	$225.3	$202.7
Supplemental cash flows information:
Interest paid	$(16.7)	$(5.8)
Net income tax payments	(5.3)	(17.8)
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
These interim financial statements include all adjustments considered necessary by management to fairly state the financial position, results of operations and cash flows of White Mountains. These interim financial statements may not be indicative of financial results for the full year and should be read in conjunction with the Company’s 2023 Annual Report on Form 10-K.

Reportable Segments
As of March 31, 2024, White Mountains conducted its operations through four reportable segments: (1) Ark/WM Outrigger, (2) HG Global/BAM, (3) Kudu and (4) Bamboo, with our remaining operating businesses, holding companies and other assets included in Other Operations. White Mountains has made its segment determination based on consideration of the following criteria: (i) the nature of the business activities of each of the Company’s subsidiaries and affiliates; (ii) the manner in which the Company’s subsidiaries and affiliates are organized; (iii) the existence of primary managers responsible for specific subsidiaries and affiliates; and (iv) the organization of information provided to the Company’s chief operating decision makers and its Board of Directors. See Note 14 — “Segment Information.”
The Ark/WM Outrigger segment consists of Ark Insurance Holdings Limited and its subsidiaries (collectively, “Ark”) and Outrigger Re Ltd. Segregated Account 2023-1 (“WM Outrigger Re”) (collectively with Ark, “Ark/WM Outrigger”). Ark is a specialty property and casualty insurance and reinsurance company that offers a wide range of niche insurance and reinsurance products, including property, specialty, marine & energy, accident & health and casualty. Ark underwrites select coverages through Lloyd’s Syndicates 4020 and 3902 (the “Syndicates”) and its wholly-owned subsidiary Group Ark Insurance Limited (“GAIL”). White Mountains acquired a controlling ownership interest in Ark on January 1, 2021 (the “Ark Transaction”). As of March 31, 2024 and December 31, 2023, White Mountains owned 72.0% of Ark on a basic shares outstanding basis (61.9% after taking account of management’s equity incentives). The remaining shares are owned by current and former employees of Ark. In the future, management rollover shareholders could earn additional shares in Ark if and to the extent that White Mountains achieves certain thresholds for its multiple of invested capital return. If fully earned, these additional shares would represent 12.5% of the shares outstanding at closing. The liability related to these additional shares is recorded as contingent consideration. During the fourth quarter of 2022, Ark sponsored the formation of Outrigger Re Ltd., a Bermuda company registered as a special purpose insurer and segregated accounts company, to provide reinsurance capacity to Ark. White Mountains consolidates the results of its segregated account, WM Outrigger Re, in its financial statements. See Note 2 — “Significant Transactions.” As of March 31, 2024 and December 31, 2023, White Mountains owned 100.0% of WM Outrigger Re’s preferred equity.

The HG Global/BAM segment consists of HG Global Ltd. and its wholly-owned subsidiaries (collectively, “HG Global”) and the consolidated results of Build America Mutual Assurance Company (“BAM”) (collectively with HG Global, “HG Global/BAM”). BAM is the first and only mutual municipal bond insurance company in the United States. By insuring the timely payment of principal and interest, BAM provides market access to, and lowers interest expense for, issuers of municipal bonds used to finance essential public purpose projects, such as schools, utilities and transportation facilities. BAM is owned by and operated for the benefit of its members, the municipalities whose debt issuances are insured by BAM. HG Global was established to fund the startup of BAM and, through its reinsurance subsidiary, HG Re Ltd. (“HG Re”), to provide up to 15%-of-par, first loss reinsurance protection for policies underwritten by BAM. HG Global, together with its subsidiaries, funded the initial capitalization of BAM through the purchase of $503.0 million of surplus notes issued by BAM (the “BAM Surplus Notes”). As of March 31, 2024 and December 31, 2023, White Mountains owned 96.9% of HG Global’s preferred equity and 88.4% of its common equity. White Mountains does not have an ownership interest in BAM. However, White Mountains is required to consolidate BAM’s results in its financial statements because BAM is a variable interest entity (“VIE”) for which White Mountains is the primary beneficiary. BAM’s results are all attributed to noncontrolling interests.
The Kudu segment consists of Kudu Investment Management, LLC and its subsidiaries (collectively “Kudu”). Kudu provides capital solutions for boutique asset and wealth managers for a variety of purposes including generational ownership transfers, management buyouts, acquisition and growth finance and legacy partner liquidity. Kudu also provides strategic assistance to investees from time to time. Kudu’s capital solutions generally are structured as minority preferred equity stakes with distribution rights, typically tied to gross revenues and designed to generate immediate cash yields. As of March 31, 2024 and December 31, 2023, White Mountains owned 89.4% and 89.6% of Kudu’s basic units outstanding (76.2% and 76.3% on a fully-diluted, fully-converted basis).
The Bamboo segment consists of PM Holdings LLC (“Bamboo Holdings”), Bamboo Ide8 Insurance Services LLC (“Bamboo MGA”) and Ide8 Limited (“Bamboo Captive”) (collectively with Bamboo Holdings and Bamboo MGA, “Bamboo”). Bamboo is a capital-light, tech- and data-enabled insurance distribution platform providing homeowners’ insurance and related products to the residential property market in California. Bamboo operates primarily through Bamboo MGA, its full-service managing general agent (“MGA”) business, where the company manages all aspects of the placement process on behalf of its fronting and reinsurance partners, including product development, marketing, underwriting, policy issuance and claims oversight, and it earns commissions based on the volume and profitability of the insurance that it places. It offers both admitted and non-admitted products. Bamboo also operates two separate but integrated businesses: (i) a retail agency, within Bamboo MGA, offering ancillary products on behalf of third parties and (ii) Bamboo Captive, a Bermuda-domiciled captive reinsurer that participates in the underwriting risk of Bamboo’s MGA programs to align interests with reinsurance partners. On January 2, 2024, White Mountains acquired a controlling interest in Bamboo. See Note 2 — “Significant Transactions”. As of March 31, 2024, White Mountains owned 72.8% of the basic units outstanding of Bamboo (63.7% on a fully-diluted, fully-converted basis).
White Mountains’s other operations consist of the Company and its wholly-owned subsidiary, White Mountains Capital, LLC (“WM Capital”), its other intermediate holding companies, its wholly-owned investment management subsidiary, White Mountains Advisors LLC (“WM Advisors”), investment assets managed by WM Advisors, its interests in MediaAlpha, Inc. (“MediaAlpha”), PassportCard Limited (“PassportCard”) and DavidShield Life Insurance Agency (2000) Ltd. (“DavidShield”) (collectively, “PassportCard/DavidShield”), Elementum Holdings LP (“Elementum”), certain other consolidated and unconsolidated entities (“Other Operating Businesses”) and certain other assets (collectively, “Other Operations”).
On October 25, 2023, White Mountains announced the launch of White Mountains Partners LLC (“WTM Partners”), which will acquire businesses in non-insurance, non-financial services sectors including essential services, light industrial and specialty consumer. White Mountains expects to deploy up to $500.0 million of equity capital through WTM Partners over time. WTM Partners is included within Other Operations.

Significant Accounting Policies

In addition to the following, refer to the Notes to Consolidated Financial Statements in the Company’s 2023 Annual Report on Form 10-K for a complete discussion regarding White Mountains’s significant accounting policies.

Revenue Recognition
Bamboo’s revenues consist primarily of commission and fee revenues for placement of insurance policies. Commission and fee revenues are measured based on the contractual rates with insurance carriers, net of any amounts expected to be uncollectible and any amounts associated with expected policy cancellations and adjustments, and are recognized when contractual performance obligations have been fulfilled. Bamboo’s primary contractual performance obligations are generally satisfied upon the issuance of an insurance policy. Where Bamboo has significant performance obligations beyond the policy effective date, Bamboo estimates the relative standalone selling price for the post-issuance services using the price charged for the service when sold separately in similar circumstances to similar customers in order to allocate the transaction price.
Bamboo’s premiums, commissions and fees receivable consist of insurance premiums and fees receivable from customers and commissions receivable from insurance carriers, net of a provision for amounts estimated to be uncollectible and any amounts associated with expected policy cancellations and adjustments.
Deferred revenues associated with unsatisfied performance obligations are recognized within other liabilities.

Broker Commission Expenses
Bamboo’s broker commission expense consists of commissions paid to sub-agents and brokers. Broker commission expense is measured in accordance with contractual terms and recognized when incurred, which is generally at the policy issuance date.

Note 2. Significant Transactions

Bamboo Transaction

On October 19, 2023, White Mountains entered into an agreement and plan of merger (the “Bamboo Merger Agreement”) with Bamboo MGA and John Chu, as the unitholders’ representative. Under the terms of the Bamboo Merger Agreement, White Mountains’s wholly-owned subsidiary, WM Pierce Merger Sub LLC, agreed to merge with and into Bamboo MGA, with Bamboo MGA continuing as the surviving company (the “Bamboo Merger”). Concurrently with the execution of the Bamboo Merger Agreement, certain Bamboo management unitholders agreed to roll over the majority of their existing equity in Bamboo MGA into Bamboo Holdings. White Mountains also agreed to make an equity contribution to Bamboo immediately following the Bamboo Merger (together with the Bamboo Merger and the rollover transactions, the “Bamboo Transaction”).
On January 2, 2024, White Mountains closed the Bamboo Transaction in accordance with the terms of the Bamboo Merger Agreement, investing $296.7 million of equity into Bamboo, which included the contribution of $36.0 million to retire Bamboo’s legacy credit facility and the contribution of $20.0 million of primary capital. The consideration is subject to customary purchase price adjustments. At closing, White Mountains owned 72.8% of Bamboo on a basic shares outstanding basis (63.7% on a fully-diluted/fully-converted basis, taking account of management’s equity incentives), while Bamboo management owned 16.1% of basic shares outstanding (26.6% on a fully-diluted/fully-converted basis).
White Mountains recognized total assets acquired related to the Bamboo Transaction of $479.5 million, total liabilities assumed of $91.7 million and noncontrolling interest of $111.1 million reflecting acquisition date fair values. Total assets acquired included $371.4 million of goodwill and other intangible assets. In connection with the acquisition, White Mountains incurred transaction costs of $4.0 million in Other Operations, of which $0.3 million were expensed in the first quarter of 2024.

The following presents additional details of the assets acquired and liabilities assumed as of the January 2, 2024 acquisition date:

Millions	As of January 2, 2024
Fixed maturity investments, at fair value	$8.2
Short-term investments, at fair value	9.3
Cash (restricted $37.0)	44.9	(1)
Premiums and commissions receivable	38.0
Other assets	7.7
Total tangible assets	108.1

Loss and loss adjustment expense reserves	(9.3)
Unearned insurance premiums	(20.1)
Premiums and commissions payable	(49.2)
Other liabilities	(13.1)
Total tangible liabilities	(91.7)
Net tangible assets acquired	16.4

Goodwill	270.4
Other intangible assets	101.0
Total goodwill and other intangible assets	371.4
Net assets acquired	$387.8
(1) Cash excludes the White Mountains cash contribution of $20.0 as part of the Bamboo Transaction, which is not part of the purchase consideration.

The values of net tangible assets acquired and the resulting goodwill and other intangible assets were recorded at fair value using Level 3 inputs. The majority of the tangible assets acquired and liabilities assumed were recorded at their carrying values, as their carrying values approximated their fair values due to their short-term nature. The fair values of other intangible assets were internally estimated based primarily on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets are expected to generate in the future. White Mountains developed internal estimates for the expected future cash flows and discount rates used in the present value calculations. See Note 4 — “Goodwill and Other Intangible Assets.”
The value of the noncontrolling interest is recorded at the acquisition date fair value, based on the valuation implied in the Bamboo Transaction.
Bamboo’s segment income and expenses for three months ended March 31, 2024 are presented in Note 14 — “Segment Information.”

WM Outrigger Re

During the fourth quarter of 2022, Ark sponsored the formation of Outrigger Re Ltd., a Bermuda company registered as a special purpose insurer and segregated accounts company, to provide reinsurance capacity to Ark. Outrigger Re Ltd. was capitalized with $250.0 million of preference shares for business written in the 2023 underwriting year, of which White Mountains contributed $205.0 million. The remaining capital was provided by unrelated third-party investors. Outrigger Re Ltd. entered into collateralized quota share agreements with GAIL to provide reinsurance protection on Ark’s Bermuda global property catastrophe excess of loss portfolio written in the 2023 underwriting year. The proceeds from the issuance of the preference shares were deposited into collateral trust accounts to fund any potential obligations under the reinsurance agreements with GAIL. Outrigger Re Ltd.’s obligations under the reinsurance agreements with GAIL are subject to an aggregate limit equal to the assets in the collateral trusts at any point in time. The terms of the reinsurance agreements are renewable upon the mutual agreement of Ark and the applicable preference shareholder of Outrigger Re Ltd.
During the fourth quarter of 2023, Ark renewed Outrigger Re Ltd. for the 2024 underwriting year with $250.0 million of capital, of which White Mountains rolled over $130.0 million from its commitment to the 2023 underwriting year. The remaining capital was provided by new and continuing unrelated third-party investors.

As of March 31, 2024 and December 31, 2023, short-term investments of $222.4 million and $265.3 million were held in a collateral trust account required to be maintained in relation to WM Outrigger Re’s reinsurance agreement with GAIL.
White Mountains owns 100% of the preference shares linked to its segregated account, WM Outrigger Re. White Mountains consolidates WM Outrigger Re’s results in its financial statements. WM Outrigger Re’s quota share reinsurance agreement with GAIL eliminates in White Mountains’s consolidated financial statements.
During January 2024, White Mountains received an initial return of capital of $68.1 million from WM Outrigger Re for business written in the 2023 underwriting year. White Mountains expects to receive any additional return of capital and associated profits from business written in the 2023 underwriting year beginning in the third quarter of 2024.

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
The following table presents pre-tax net investment income for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
Millions	2024	2023
Fixed maturity investments	$20.9	$14.5
Short-term investments	15.7	9.7
Common equity securities	.5	1.3
Other long-term investments	20.6	14.1
Total investment income	57.7	39.6
Third-party investment expenses	(.7)	(.6)
Net investment income, pre-tax	$57.0	$39.0

Net Realized and Unrealized Investment Gains (Losses)
The following table presents net realized and unrealized investment gains (losses) for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
Millions	2024	2023
Realized investment gains (losses)
Fixed maturity investments	$(5.8)	$(.1)
Short-term investments	(.2)	(.4)
Other long-term investments	.3	47.2
Net realized investment gains (losses)	(5.7)	46.7
Unrealized investment gains (losses)
Fixed maturity investments	(7.4)	29.7
Short-term investments	(1.0)	1.2
Common equity securities	23.1	29.4
Investment in MediaAlpha	210.7	85.2
Other long-term investments	7.1	5.9
Net unrealized investment gains (losses)	232.5	151.4
Net realized and unrealized investment gains (losses) (1)	$226.8	$198.1
Fixed maturity and short-term investments
Net realized and unrealized investment gains (losses)	$(14.4)	$30.4
Less: net realized and unrealized gains (losses) on investment securities sold during the period	(.7)	1.8
Net unrealized investment gains (losses) recognized during the period on investment securities held at the end of the period	$(13.7)	$28.6
Common equity securities and investment in MediaAlpha
Net realized and unrealized investment gains (losses) on common equity securities	$23.1	$29.4
Net realized and unrealized investment gains (losses) from investment in MediaAlpha	210.7	85.2
Total net realized and unrealized investment gains (losses)	233.8	114.6
Less: net realized and unrealized gains (losses) on investment securities sold during the period	—	—
Net unrealized investment gains (losses) recognized during the period on investment securities held at the end of the period	$233.8	$114.6
(1) For the three months ended March 31, 2024 and 2023, includes $(11.5) and $5.4 of net realized and unrealized investment gains (losses) related to foreign currency exchange.

The following table presents total net unrealized gains (losses) attributable to Level 3 investments for the three months ended March 31, 2024 and 2023 for investments still held at the end of the period:

	Three Months Ended March 31,
Millions	2024	2023
Total net unrealized investment gains on other long-term investments held at the end of the period, pre-tax	$(6.2)	$37.0

Investment Holdings
The following tables present the cost or amortized cost, gross unrealized investment gains (losses), net foreign currency gains (losses) and carrying value of White Mountains’s fixed maturity investments as of March 31, 2024 and December 31, 2023:

	March 31, 2024
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Foreign Currency Gains (Losses)	Carrying Value
U.S. Government and agency obligations	$247.6	$.1	$(1.8)	$—	$245.9
Debt securities issued by corporations	1,118.3	3.0	(46.0)	(2.2)	1,073.1
Municipal obligations	251.4	.6	(13.0)	—	239.0
Mortgage and asset-backed securities	484.8	.6	(35.3)	—	450.1
Collateralized loan obligations	248.9	.7	(1.5)	(1.6)	246.5
Total fixed maturity investments	$2,351.0	$5.0	$(97.6)	$(3.8)	$2,254.6

	December 31, 2023
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Foreign Currency Gains (Losses)	Carrying Value
U.S. Government and agency obligations	$209.0	$.3	$(4.4)	$—	$204.9
Debt securities issued by corporations	1,085.9	5.6	(45.4)	(1.1)	1,045.0
Municipal obligations	275.1	.9	(15.1)	—	260.9
Mortgage and asset-backed securities	417.2	2.0	(29.8)	—	389.4
Collateralized loan obligations	211.2	.4	(2.4)	(.1)	209.1
Total fixed maturity investments	$2,198.4	$9.2	$(97.1)	$(1.2)	$2,109.3

The following table presents the cost or amortized cost and carrying value of White Mountains’s fixed maturity investments by contractual maturity as of March 31, 2024. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without penalties.

	March 31, 2024
Millions	Cost or Amortized Cost	Carrying Value
Due in one year or less	$300.5	$296.1
Due after one year through five years	886.3	856.8
Due after five years through ten years	295.7	277.8
Due after ten years	134.8	127.3
Mortgage and asset-backed securities and collateralized loan obligations	733.7	696.6
Total fixed maturity investments	$2,351.0	$2,254.6

The following tables present the cost or amortized cost, gross unrealized investment gains (losses), net foreign currency gains (losses) and carrying value of common equity securities, White Mountains’s investment in MediaAlpha and other long-term investments as of March 31, 2024 and December 31, 2023:

	March 31, 2024
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Foreign Currency Gains (Losses)	Carrying Value
Common equity securities	$483.5	$86.0	$(1.2)	$(6.8)	$561.5
Investment in MediaAlpha	$59.2	$406.4	$—	$—	$465.6
Other long-term investments	$1,642.2	$466.7	$(101.1)	$(15.9)	$1,991.9

	December 31, 2023
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Foreign Currency Gains (Losses)	Carrying Value
Common equity securities	$483.5	$62.3	$(1.2)	$(6.2)	$538.4
Investment in MediaAlpha	$59.2	$195.7	$—	$—	$254.9
Other long-term investments	$1,655.7	$446.3	$(94.5)	$(9.3)	$1,998.2

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

Fair Value Measurement By Level

The following tables present White Mountains’s fair value measurements for investments as of March 31, 2024 and December 31, 2023 by level. The major security types were based on the legal form of the securities. White Mountains has disaggregated its fixed maturity investments based on the issuing entity type, which impacts credit quality, with debt securities issued by U.S. government entities carrying minimal credit risk, while the credit and other risks associated with other issuers, such as corporations, municipalities or entities issuing mortgage and asset-backed securities vary depending on the nature of the issuing entity type. White Mountains further disaggregates debt securities issued by corporations by industry sector because investors often reference commonly used benchmarks and their subsectors to monitor risk and performance. Accordingly, White Mountains has further disaggregated this asset class into subclasses based on the similar sectors and industry classifications it uses to evaluate investment risk and performance against commonly used benchmarks, such as the Bloomberg Barclays U.S. Intermediate Aggregate.

	March 31, 2024
Millions	Fair Value	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. Government and agency obligations	$245.9	$245.1	$.8	$—
Debt securities issued by corporations:
Financials	323.7	—	323.7	—
Consumer	219.3	—	219.3	—
Industrial	128.2	—	128.2	—
Healthcare	121.9	—	121.9	—
Technology	101.6	—	101.6	—
Utilities	68.8	—	68.8	—
Communications	41.3	—	41.3	—
Energy	37.5	—	37.5	—
Materials	30.8	—	30.8	—
Total debt securities issued by corporations	1,073.1	—	1,073.1	—
Municipal obligations	239.0	—	239.0	—
Mortgage and asset-backed securities	450.1	—	450.1	—
Collateralized loan obligations	246.5	—	246.5	—
Total fixed maturity investments	2,254.6	245.1	2,009.5	—
Short-term investments	1,054.5	1,031.1	23.4	—
Common equity securities:
Exchange-traded funds	151.6	151.6	—	—
Other (1)	409.9	—	409.9	—
Total common equity securities	561.5	151.6	409.9	—
Investment in MediaAlpha	465.6	465.6	—	—
Other long-term investments	1,155.9	—	27.1	1,128.8
Other long-term investments — NAV (2)	836.0	—	—	—
Total other long-term investments	1,991.9	—	27.1	1,128.8
Total investments	$6,328.1	$1,893.4	$2,469.9	$1,128.8
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

Investments Held on Deposit or as Collateral

As of March 31, 2024 and December 31, 2023, investments of $589.6 million and $585.6 million were held in trusts required to be maintained in relation to HG Global’s reinsurance agreements with BAM.
HG Global is required to maintain an interest reserve account in connection with its senior notes issued in 2022. As of March 31, 2024 and December 31, 2023, the fair value of the interest reserve account, which is included in short-term investments, was $30.5 million and $30.4 million. See Note 7 — “Debt.”
BAM is required to maintain deposits with certain insurance regulatory agencies in order to maintain its insurance licenses. The fair value of such deposits, which represent state deposits and are included within the investment portfolio, totaled $4.7 million and $4.6 million as of March 31, 2024 and December 31, 2023.
Lloyd’s trust deposits are generally required of Lloyd's syndicates to protect policyholders in non-U.K. markets and are pledged into Lloyd’s trust accounts to provide a portion of the capital needed to support obligations at Lloyd’s. As of March 31, 2024 and December 31, 2023, Ark held Lloyd’s trust deposits with a fair value of $150.5 million and $158.0 million.
The underwriting capacity of a member of Lloyd’s must be supported by providing a deposit (“Funds at Lloyd’s”) in the form of cash, securities or letters of credit in an amount determined by Lloyd’s. The amount of such deposit is calculated for each member through the completion of an annual capital adequacy exercise. These requirements allow Lloyd’s to evaluate whether each member has sufficient assets to meet its underwriting liabilities plus a required solvency margin. As of March 31, 2024 and December 31, 2023, the fair value of Ark’s Funds at Lloyd’s investment deposits totaled $345.6 million and $344.7 million.
As of March 31, 2024 and December 31, 2023, Ark held additional investments on deposit or as collateral for insurance regulators and reinsurance counterparties of $204.6 million and $244.5 million.
As of March 31, 2024 and December 31, 2023, Ark had $201.9 million and $198.9 million of short-term investments pledged as collateral under uncommitted standby letters of credit. See Note 7 — “Debt.”
As of March 31, 2024 and December 31, 2023, short-term investments of $222.4 million and $265.3 million were held in a collateral trust account required to be maintained in relation to WM Outrigger Re’s reinsurance agreement with GAIL.
As of March 31, 2024, fixed maturity and short-term investments of $20.7 million were held as collateral required to be maintained in relation to the Bamboo Captive’s reinsurance agreement.
Kudu is required to maintain an interest reserve account in connection with its credit facility. As of March 31, 2024, the interest reserve account of $15.1 million was held in short term investments. As of December 31, 2023, the interest reserve account of $14.9 million was held in restricted cash. See Note 7 - “Debt.”

Debt Securities Issued by Corporations

The following table presents the credit ratings of debt securities issued by corporations held in White Mountains’s investment portfolio as of March 31, 2024 and December 31, 2023:

	Fair Value at
Millions	March 31, 2024	December 31, 2023
AAA	$11.4	$11.5
AA	83.5	83.8
A	562.4	552.4
BBB	407.5	390.9
BB	1.8	—
Other	6.5	6.4
Debt securities issued by corporations (1)	$1,073.1	$1,045.0
(1)    Credit ratings are based upon issuer credit ratings provided by Standard & Poor’s Financial Services LLC (“Standard & Poor’s”), or if unrated by Standard & Poor’s, long-term obligation ratings provided by Moody’s Investor Service, Inc.

Mortgage and Asset-backed Securities and Collateralized Loan Obligations

The following table presents the fair value of White Mountains’s mortgage and asset-backed securities and collateralized loan obligations as of March 31, 2024 and December 31, 2023:

	March 31, 2024			December 31, 2023
Millions	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
Mortgage-backed securities:
Agency:
FNMA	$216.7	$216.7	$—	$198.8	$198.8	$—
FHLMC	147.8	147.8	—	137.2	137.2	—
GNMA	39.9	39.9	—	30.2	30.2	—
Total agency (1)	404.4	404.4	—	366.2	366.2	—
Non-agency: Residential	.1	.1	—	.2	.2	—
Total non-agency	.1	.1	—	.2	.2	—
Total mortgage-backed securities	404.5	404.5	—	366.4	366.4	—
Other asset-backed securities:
Vehicle receivables	31.1	31.1	—	17.2	17.2	—
Credit card receivables	3.3	3.3	—	3.3	3.3	—
Other	11.2	11.2	—	2.5	2.5	—
Total other asset-backed securities	45.6	45.6	—	23.0	23.0	—
Total mortgage and asset-backed securities	450.1	450.1	—	389.4	389.4	—
Collateralized loan obligations	246.5	246.5	—	209.1	209.1	—
Total mortgage and asset-backed securities and collateralized loan obligations	$696.6	$696.6	$—	$598.5	$598.5	$—
(1)    Represents publicly traded mortgage-backed securities which carry the full faith and credit guaranty of the U.S. Government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

As of March 31, 2024 and December 31, 2023, White Mountains’s investment portfolio included $246.5 million and $209.1 million of collateralized loan obligations that are within the senior tranches of their respective fund securitization structures. All of White Mountains’s collateral loan obligations were rated AAA or AA as of March 31, 2024.

Investment in MediaAlpha

In 2020, MediaAlpha completed an initial public offering (the “MediaAlpha IPO”). Following the MediaAlpha IPO, White Mountains’s investment in MediaAlpha is accounted for at fair value based on the publicly traded share price of MediaAlpha’s common stock and is presented as a separate line item on the balance sheet.
During the second quarter of 2023, White Mountains completed a tender offer to purchase 5.9 million additional shares of MediaAlpha at a purchase price of $10.00 per share. As of March 31, 2024, White Mountains owned 22.9 million shares, representing a 34.7% basic ownership interest (32.4% on a fully-diluted/fully-converted basis). See Note 16 — “Equity Method Eligible Investments.” At White Mountains’s March 31, 2024 level of ownership, each $1.00 per share increase or decrease in the share price of MediaAlpha will result in an approximate $9.00 per share increase or decrease in White Mountains’s book value per share. At the March 28, 2024 closing price of $20.37 per share, the fair value of White Mountains’s investment in MediaAlpha was $465.6 million.

Other Long-Term Investments

The following table presents the carrying values of White Mountains’s other long-term investments by reportable segment as of March 31, 2024 and December 31, 2023:

	Fair Value at March 31, 2024
Millions	Ark/ WM Outrigger	Kudu	Other	Total
Kudu’s Participation Contracts	$—	$884.2	$—	$884.2
PassportCard/DavidShield	—	—	150.0	150.0
Elementum Holdings, L.P.	—	—	35.0	35.0
Other unconsolidated entities (1)	—	—	47.1	47.1
Total unconsolidated entities	—	884.2	232.1	1,116.3
Private equity funds and hedge funds	52.5	—	265.3	317.8
Bank loan fund	249.6	—	—	249.6
Lloyd’s trust deposits	150.5	—	—	150.5
ILS funds	—	—	109.7	109.7
Private debt instruments	—	5.7	9.9	15.6
Other	32.4	—	—	32.4
Total other long-term investments	$485.0	$889.9	$617.0	$1,991.9
(1) Includes White Mountains’s noncontrolling equity interests in certain preferred securities, private common equity securities, limited liability company units and Simple Agreement for Future Equity (“SAFE”) investments.

	Fair Value at December 31, 2023
Millions	Ark/ WM Outrigger	Kudu	Other	Total
Kudu’s Participation Contracts	$—	$890.5	$—	$890.5
PassportCard/DavidShield	—	—	150.0	150.0
Elementum Holdings, L.P.	—	—	35.0	35.0
Other unconsolidated entities (1)	—	—	48.1	48.1
Total unconsolidated entities	—	890.5	233.1	1,123.6
Private equity funds and hedge funds	55.5	—	257.4	312.9
Bank loan fund	194.4	—	—	194.4
Lloyd’s trust deposits	158.0	—	—	158.0
ILS funds	—	—	160.5	160.5
Private debt instruments	—	5.8	10.0	15.8
Other	33.0	—	—	33.0
Total other long-term investments	$440.9	$896.3	$661.0	$1,998.2
(1) Includes White Mountains’s noncontrolling equity interests in certain preferred securities, private common equity securities, limited liability company units and Simple Agreement for Future Equity (“SAFE”) investments.

Private Equity Funds and Hedge Funds
White Mountains invests in private equity funds and hedge funds, which are included in other long-term investments. The fair value of these investments is generally estimated using the NAV of the funds. As of March 31, 2024, White Mountains held investments in sixteen private equity funds and two hedge funds. The largest investment in a single private equity fund or hedge fund was $59.7 million and $57.3 million as of March 31, 2024 and December 31, 2023.

The following table presents the fair value of investments and unfunded commitments in private equity funds and hedge funds by investment objective and sector as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
Millions	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Private equity funds
Aerospace/Defense/Government	$163.5	$14.8	$157.2	$17.4
Financial services	88.0	35.5	87.5	37.8
Real estate	3.7	2.4	3.9	2.5
Total private equity funds	255.2	52.7	248.6	57.7
Hedge funds
Long/short equity financials and business services	57.7	—	54.4	—
European small/mid cap	4.9	—	9.9	—
Total hedge funds	62.6	—	64.3	—
Total private equity funds and hedge funds included in other long-term investments	$317.8	$52.7	$312.9	$57.7

Investments in private equity funds are generally subject to a lock-up period during which investors may not request a redemption. Distributions prior to the expected termination date of the fund may be limited to dividends or proceeds arising from the liquidation of the fund’s underlying investments. In addition, certain private equity funds have the option to extend the lock-up period.
The following table presents investments in private equity funds that were subject to lock-up periods as of March 31, 2024:

Millions	1 – 3 years	3 – 5 years	5 – 10 years	>10 years	Total
Private equity funds — expected lock-up period remaining	$14.4	$63.5	$161.0	$16.3	$255.2

Investors in private equity funds are generally subject to indemnification obligations outside of the capital commitment period and prior to the winding up of the fund. As of March 31, 2024 and December 31, 2023, White Mountains is not aware of any indemnification claims relating to its investments in private equity funds.
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

Bank Loan Fund
White Mountains’s other long-term investments include a bank loan fund with a fair value of $249.6 million and $194.4 million as of March 31, 2024 and December 31, 2023. The fair value of this investment is estimated using the NAV of the fund. The bank loan fund’s investment objective is to provide, on an unleveraged basis, high current income consistent with preservation of capital and low duration. The bank loan fund primarily invests in a broad portfolio of U.S. dollar-denominated, non-investment grade, floating-rate senior secured loans and may invest in other financial instruments, such as secured and unsecured corporate debt, credit default swaps, reverse repurchase agreements, synthetic indices and cash and cash equivalents.
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

Lloyd’s Trust Deposits
White Mountains’s other long-term investments include Lloyd’s trust deposits, which consist of non-U.K. deposits and Canadian comingled pooled funds. The Lloyd’s trust deposits invest primarily in short-term government securities, agency securities and corporate bonds held in trusts that are managed by Lloyd's of London. These investments are generally required of Lloyd's syndicates to protect policyholders in non-U.K. markets and are pledged into Lloyd’s trust accounts to provide a portion of the capital needed to support obligations at Lloyd’s. The fair value of the Lloyd’s trust deposits is generally estimated using the NAV of the funds. As of March 31, 2024 and December 31, 2023, White Mountains held Lloyd’s trust deposits with a fair value of $150.5 million and $158.0 million.

Insurance-Linked Securities Funds
White Mountains’s other long-term investments include ILS fund investments. The fair value of these investments is generally estimated using the NAV of the funds. As of March 31, 2024 and December 31, 2023, White Mountains held investments in ILS funds with a fair value of $109.7 million and $160.5 million.
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

Rollforward of Level 3 Investments

Level 3 measurements as of March 31, 2024 and 2023 consist of securities for which the estimated fair value has not been determined based upon quoted market price inputs for identical or similar securities. The following table presents the changes in White Mountains’s fair value measurements for Level 3 investments for the three months ended March 31, 2024 and 2023:

Level 3 Investments
Millions	Other Long-term Investments		Other Long-term Investments
Balance at December 31, 2023	$1,138.2	Balance at December 31, 2022	$911.6
Net realized and unrealized gains	(5.7)	Net realized and unrealized gains	35.1
Purchases and contributions	.1	Purchases and contributions	117.0
Sales and distributions	(3.8)	Sales and distributions	(109.0)
Transfers in	—	Transfers in	—
Transfers out	—	Transfers out	—
Balance at March 31, 2024	$1,128.8	Balance at March 31, 2023	$954.7

Fair Value Measurements — Transfers Between Levels - Three months ended March 31, 2024 and 2023
Transfers between levels are recorded using the fair value measurement as of the end of the quarterly period in which the event or change in circumstance giving rise to the transfer occurred.
During the three months ended March 31, 2024 and 2023, there were no fixed maturity investments or other long-term investments classified as Level 3 measurements in the prior period that were transferred to Level 2 measurements.
During the three months ended March 31, 2024 and 2023, there were no fixed maturity investments or other long-term investments classified as Level 2 measurements in the prior period that were transferred to Level 3 measurements.

Significant Unobservable Inputs

The following tables present significant unobservable inputs used in estimating the fair value of White Mountains’s other long-term investments, classified within Level 3 as of March 31, 2024 and December 31, 2023. The tables below exclude $15.7 million and $19.0 million of Level 3 other long-term investments generally valued based on recent or expected transaction prices. The fair value of investments in private equity funds and hedge funds, bank loan funds, Lloyd’s trust deposits and ILS funds are generally estimated using the NAV of the funds.

$ in Millions	March 31, 2024
Description	Valuation Technique(s) (1)	Fair Value (2)	Unobservable Inputs
			Discount Rate (6)	Terminal Cash Flow Exit Multiple (x) or Terminal Revenue Growth Rate (%) (6)
Kudu’s Participation Contracts (3)(4)(5)	Discounted cash flow	$884.2	18% - 25%	7x - 22x
PassportCard/DavidShield	Discounted cash flow	$150.0	24%	4%
Elementum Holdings, L.P.	Discounted cash flow	$35.0	21%	4%
Preferred Securities	Discounted cash flow	$28.7	8%	N/A
Private debt instruments	Discounted cash flow	$15.2	11% - 12%	N/A
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
(4) In the first three months of 2024, Kudu had negligible deployments into new and existing Participation Contracts.
(5) As of March 31, 2024, one of Kudu’s Participation Contracts with a total fair value of $62.4 was valued using a probability weighted expected return method, which takes into account factors such as a discounted cash flow analysis, the expected value to be received in a pending sale transaction and the likelihood that a sales transaction will take place.
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
The following table presents the economic lives, acquisition date fair values, accumulated amortization and net carrying values for other intangible assets and goodwill as of March 31, 2024 and December 31, 2023:

$ in Millions	Weighted Average Economic Life (in years)	March 31, 2024			December 31, 2023
		Acquisition Date Fair Value	Accumulated Amortization	Net Carrying Value	Acquisition Date Fair Value	Accumulated Amortization	Net Carrying Value
Goodwill:
Ark	N/A	$116.8	$—	$116.8	$116.8	$—	$116.8
Kudu	N/A	7.6	—	7.6	7.6	—	7.6
Bamboo (1)	N/A	270.4	—	270.4	—	—	—
Other Operations	N/A	44.4	—	44.4	44.4	—	44.4
Total goodwill		439.2	—	439.2	168.8	—	168.8
Other intangible assets:
Ark
Underwriting capacity	N/A	175.7	—	175.7	175.7	—	175.7
Kudu
Trade names	7.0	2.2	1.6	.6	2.2	1.5	.7
Bamboo (1)
Trade names	10.0	23.5	.5	23.0	—	—	—
Agency relationships	6.0	72.4	2.9	69.5	—	—	—
Developed Technology	3.0	4.7	.4	4.3	—	—	—
Other	0.3	.4	.4	—	—	—	—
Subtotal		101.0	4.2	96.8	—	—	—
Other Operations
Trade names	13.3	13.3	4.5	8.8	13.3	4.1	9.2
Customer relationships	10.9	24.8	11.1	13.7	24.8	10.3	14.5
Other	11.1	3.1	1.3	1.8	2.8	1.1	1.7
Subtotal		41.2	16.9	24.3	40.9	15.5	25.4
Total other intangible assets		320.1	22.7	297.4	218.8	17.0	201.8
Total goodwill and other intangible assets		$759.3	$22.7	$736.6	$387.6	$17.0	$370.6
(1) The relative fair values of goodwill and other intangible assets recognized in connection with the acquisition of Bamboo had not yet been finalized as of March 31, 2024.

Intangible Assets Valuation Methods

The goodwill recognized for the entities shown above is attributed to expected future cash flows. The acquisition date fair values of other intangible assets with finite lives are estimated using income approach techniques, which use future expected cash flows to develop a discounted present value amount.
The multi-period-excess-earnings method estimates fair value using the present value of the incremental after-tax cash flows attributable solely to the other intangible asset over its remaining life. This approach was used to estimate the fair value of other intangible assets associated with the underwriting capacity, agency relationships and customer relationships.
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
On at least an annual basis beginning no later than the interim period included in the one-year anniversary of an acquisition, White Mountains evaluates goodwill and other intangible assets for potential impairment. Between annual evaluations, White Mountains considers changes in circumstances or events subsequent to the most recent evaluation that indicate an impairment may exist and, if necessary will perform an interim review for potential impairment.
During the three months ended March 31, 2024 and 2023, White Mountains did not recognize any impairments to goodwill and other intangible assets.

Rollforward of Goodwill and Other Intangible Assets

The following table presents the change in goodwill and other intangible assets for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024			2023
Millions	Goodwill	Other Intangible Assets	Total Goodwill and Other Intangible Assets	Goodwill	Other Intangible Assets	Total Goodwill and Other Intangible Assets
Beginning balance	$168.8	$201.8	$370.6	$176.5	$215.9	$392.4
Acquisition of businesses (1)	270.4	101.0	371.4	—	—	—
Acquisitions of intangible assets (2)	—	.3	.3	—	—	—
Dispositions (2)	—	—	—	(6.7)	(6.9)	(13.6)
Measurement period adjustments (3)	—	—	—	(1.0)	—	(1.0)
Amortization	—	(5.7)	(5.7)	—	(1.6)	(1.6)
Ending balance	$439.2	$297.4	$736.6	$168.8	$207.4	$376.2
(1) Amounts relate to the fair values of goodwill and other intangible assets recognized in connection with the acquisition of Bamboo, which had not yet been finalized as of March 31, 2024.
(2) Relates to acquisitions and dispositions within Other Operations.
(3) Measurement period adjustments relate to updated information about acquisition date fair values of assets acquired and liabilities assumed. During the three months ended March 31, 2023, adjustments relate to an acquisition within Other Operations.

Note 5.  Loss and Loss Adjustment Expense Reserves

P&C Insurance and Reinsurance

The following table summarizes the loss and loss adjustment expense (“LAE”) reserve activity of the Ark/WM Outrigger segment for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
Millions	2024	2023
Gross beginning balance	$1,605.1	$1,296.5
Less: beginning reinsurance recoverable on unpaid losses (1)	(340.8)	(505.0)
Net loss and loss adjustment expense reserves	1,264.3	791.5

Loss and loss adjustment expenses incurred relating to:
Current year losses	180.3	139.2
Prior year losses	(.3)	8.6
Net incurred loss and loss adjustment expenses	180.0	147.8

Loss and loss adjustment expenses paid relating to:
Current year losses	(4.0)	(4.0)
Prior year losses	(96.7)	(87.7)
Net paid loss and loss adjustment expenses	(100.7)	(91.7)

Change in TPC Providers’ participation (2)	—	145.4
Foreign currency translation and other adjustments to loss and loss adjustment expense reserves	(3.6)	3.7

Net ending balance	1,340.0	996.7
Plus: ending reinsurance recoverable on unpaid losses	404.5	348.9
Gross ending balance	$1,744.5	$1,345.6
(1) The beginning reinsurance recoverable on unpaid losses includes amounts attributable to TPC Providers of $145.4 as of December 31, 2022.
(2) Amount represents the impact to net loss and loss adjustment expense reserves due to a change in the TPC Providers’ participation related to the annual RITC process.

For the three months ended March 31, 2024, the Ark/WM Outrigger segment recognized $0.3 million of net favorable prior year loss reserve development. For the three months ended March 31, 2023, the Ark/WM Outrigger segment recognized $8.6 million of net unfavorable prior year loss reserve development at Ark, driven primarily by Winter Storm Elliot.

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

Financial Guarantee

HG Re and BAM do not have any outstanding loss and LAE reserves related to BAM’s municipal bond guarantee insurance business.

P&C Insurance Distribution

As of March 31, 2024, Bamboo has recorded loss and LAE reserves of $12.3 million. For the three months ended March 31, 2024, Bamboo recognized incurred loss and LAE of $5.8 million.

Note 6.  Third-Party Reinsurance

P&C Insurance and Reinsurance

In the normal course of business, Ark may seek to limit losses that may arise from catastrophes or other events by reinsuring certain risks with third-party reinsurers. Ark remains liable for risks reinsured in the event that the reinsurer does not honor its obligations under reinsurance contracts.
The following table summarizes the effects of reinsurance on written and earned premiums and on loss and LAE for the Ark/WM Outrigger segment for the three months ended March 31, 2024 and 2023:

Millions	Three Months Ended March 31,
	2024	2023
Written premiums:
Direct	$285.0	$246.2
Assumed	587.1	563.2
Gross written premiums	872.1	809.4
Ceded (1)	(274.1)	(195.2)
Net written premiums	$598.0	$614.2
Earned premiums:
Direct	$194.4	$150.4
Assumed	192.4	162.1
Gross earned premiums	386.8	312.5
Ceded (2)	(84.0)	(57.4)
Net earned premiums	$302.8	$255.1
Loss and loss adjustment expenses:
Gross	$253.3	$162.4
Ceded (3)	(73.3)	(14.6)
Net loss and loss adjustment expenses	$180.0	$147.8
(1) The ceded written premiums exclude $34.3 and $44.1 ceded by Ark to WM Outrigger Re for the three months ended March 31, 2024 and 2023, which eliminate in White Mountains’s consolidated financial statements.
(2) The ceded earned premiums exclude $10.3 and $5.2 ceded by Ark to WM Outrigger Re for the three months ended March 31, 2024 and 2023, which eliminate in White Mountains’s consolidated financial statements.
(3) The ceded loss and loss adjustment expenses exclude $0.7 and $0.2 ceded by Ark to WM Outrigger Re for the three months ended March 31, 2024 and 2023, which eliminate in White Mountains’s consolidated financial statements.

The following table presents the Ark/WM Outrigger segment’s reinsurance recoverables as of March 31, 2024 and December 31, 2023:

Millions	March 31, 2024	December 31, 2023
Reinsurance recoverables on unpaid losses (1)	$404.5	$340.8
Reinsurance recoverables on paid losses	20.7	27.4
Ceded unearned premiums (2)	269.8	73.8
Reinsurance recoverables	$695.0	$442.0
(1) The reinsurance recoverables on unpaid losses exclude $15.8 and $15.6 ceded by Ark to WM Outrigger Re as of March 31, 2024 and December 31, 2023, which eliminate in White Mountains’s consolidated financial statements.
(2) The ceded unearned premiums exclude $24.0 and $5.7 ceded by Ark to WM Outrigger Re as of March 31, 2024 and December 31, 2023,
which eliminate in White Mountains’s consolidated financial statements.

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
The following table presents the Ark/WM Outrigger segment’s gross and net reinsurance recoverables by the reinsurer’s A.M. Best Company, Inc (“A.M. Best”) ratings as of March 31, 2024:

$ in Millions	As of March 31, 2024
A.M. Best Rating(1)	Gross		Collateral		Net	% of Total
A+ or better	$202.2		$—		$202.2	58.1%
A- to A	139.1		—		139.1	40.0
B++ or lower and not rated	83.9	(2)	77.3	(2)	6.6	1.9
Total	$425.2		$77.3		$347.9	100.0%
(1) A.M. Best ratings as detailed above are: “A+ or better” (Superior) “A- to A” (Excellent), “B++” (Good).
(2) Excludes $15.8 ceded by Ark to WM Outrigger Re as of March 31, 2024, which eliminates in White Mountains’s consolidated financial statements.

Reinsurance Contracts Accounted for as Deposits
Ark has an aggregate excess of loss contract with SiriusPoint Ltd. (“SiriusPoint”), which is accounted for using the deposit method and recorded within other assets. Ark earns an annual crediting rate of 3.0%, which is recorded within other revenue. As of March 31, 2024 and December 31, 2023, the carrying value of Ark’s deposit in SiriusPoint, including accrued interest, was $20.6 million and $20.4 million.
See Note 10 — “Municipal Bond Guarantee Insurance” for reinsurance contracts accounted for as deposits related to White Mountains’s financial guarantee business.

Note 7.  Debt

The following table presents White Mountains’s debt outstanding as of March 31, 2024 and December 31, 2023:

$ in Millions	March 31, 2024	Effective Rate	(1)	December 31, 2023	Effective Rate	(1)
Ark 2007 Subordinated Notes, carrying value	$—			$30.0
Ark 2021 Subordinated Notes Tranche 1	42.4			42.7
Ark 2021 Subordinated Notes Tranche 2	47.0			47.0
Ark 2021 Subordinated Notes Tranche 3	70.0			70.0
Unamortized issuance cost	(4.0)			(4.2)
Ark 2021 Subordinated Notes, carrying value	155.4			155.5
Total Ark Subordinated Notes, carrying value	155.4	13.1%		185.5	11.0%
HG Global Senior Notes (2)	150.0	11.9%		150.0	11.9%
Unamortized discount and issuance cost	(3.0)			(3.1)
HG Global Senior Notes, carrying value	147.0			146.9
Kudu Credit Facility	210.3	10.6%		210.3	10.1%
Unamortized issuance cost	(6.5)			(6.5)
Kudu Credit Facility, carrying value	203.8			203.8
Other Operations debt	26.4	10.2%		28.9	10.2%
Unamortized issuance cost	(.5)			(.5)
Other Operations debt, carrying value	25.9			28.4
Total debt	$532.1			$534.6
 (1) Effective rate includes the effect of the amortization of debt issuance costs and, where applicable, the original issue discount.
(2) Effective rate excludes the effect of the interest rate cap.

Ark Subordinated Notes

In March 2007, GAIL issued $30.0 million face value of floating rate unsecured junior subordinated deferrable interest notes to Alesco Preferred Funding XII Ltd., Alesco Preferred Funding XIII Ltd. and Alesco Preferred Funding XIV Ltd (the “Ark 2007 Subordinated Notes”). The Ark 2007 Subordinated Notes, which mature in June 2037, accrue interest at a floating rate equal to the three-month U.S. London Inter-Bank Offered Rate (“LIBOR”) plus 4.6% per annum. During the three months ended March 31, 2024, Ark repaid the outstanding balance of $30.0 million and extinguished the Ark 2007 Subordinated Notes.
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
If the payments of principal and interest under the Ark 2021 Subordinated Notes become subject to tax withholding on behalf of Bermuda or any political subdivision there, the Ark 2021 Subordinated Notes require the payment of additional amounts such that the amount received by the noteholders is the same as would have been received absent the tax withholding being imposed. The Ark 2021 Subordinated Notes Tranche 3 require the payment of additional interest of 1.0% per annum upon the occurrence of a premium load event until such event is remedied. Premium load events include the failure to meet payment obligations of the Ark 2021 Subordinated Notes Tranche 3 when due, failure of GAIL to maintain an investment grade credit rating, failure to maintain 120% of GAIL’s Bermuda solvency capital requirement, failure of GAIL to maintain a debt to capital ratio below 40%, late filing of GAIL’s or Ark’s financial information, and making a restricted payment or distribution on GAIL’s common stock or other securities that rank junior or pari passu with the Ark 2021 Subordinated Notes Tranche 3 when a different premium load event exists or will be caused by the restricted payment. As of March 31, 2024, there were no premium load events.
As of March 31, 2024, the Ark 2021 Subordinated Notes Tranche 1 had an outstanding balance of €39.1 million ($42.4 million based upon the foreign exchange spot rate as of March 31, 2024), the Ark 2021 Subordinated Notes Tranche 2 had an outstanding balance of $47.0 million, and the Ark 2021 Subordinated Notes Tranche 3 had an outstanding balance of $70.0 million.
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
As of January 1, 2024, the ING LOC Facility was undrawn and the availability period expired. Ark did not renew the credit facility. As of March 31, 2024, the Citibank LOC Facility had an outstanding balance of $111.5 million and short-term investments pledged as collateral of $136.9 million. As of March 31, 2024, the Lloyds LOC Facility had an outstanding balance of $35.4 million and short-term investments pledged as collateral of $65.0 million. Ark’s uncommitted secured standby letter of credit facility agreements contain various representations, warranties and covenants that White Mountains considers to be customary for such borrowings.

HG Global Senior Notes

On April 29, 2022, HG Global received the proceeds from the issuance of its $150.0 million face value floating rate secured senior notes (the “HG Global Senior Notes”). The HG Global Senior Notes, which mature in April 2032, accrue interest at a floating rate equal to the three-month Overnight Financing Rate (“SOFR”) plus a credit adjustment spread of 0.26% and a stated margin of 6.0% per annum. Subsequent to the five-year anniversary of the funding date, absent the occurrence of an early amortization trigger event, HG Global will be required to make payments of principal on a quarterly basis totaling $15.0 million annually. Upon the occurrence of an early amortization trigger event, HG Global is required to use all available cash flow to repay the notes. Early amortization trigger events include scenarios in which HG Re is effectively in runoff. HG Global has the option to redeem, in whole or in part, the HG Global Senior Notes after the five-year anniversary of the funding date at the outstanding principal amount plus accrued interest.
On June 16, 2022, HG Global entered into an interest rate cap agreement, effective on July 25, 2022, to limit its exposure to the risk of interest rate increases on the HG Global Senior Notes. The notional amount of the interest rate cap is $150.0 million and the termination date is July 25, 2025. See Note 9 — “Derivatives.”
The HG Global Senior Notes require HG Global to maintain an interest reserve account of eight times the interest accrued for the most recent quarterly interest period. While the interest rate cap is in force, the interest reserve account is subject to a maximum required balance of $29.3 million. As of March 31, 2024, the fair value of the interest reserve account, which is included in short-term investments, was $30.5 million.

The HG Global Senior Notes are secured by the capital stock and other equity interests of HG Global’s subsidiaries, the interest reserve account, and all cash and non-cash proceeds from such collateral. The HG Global Senior Notes contain various affirmative and negative covenants that White Mountains considers to be customary for such borrowings.
If the payment of principal and interest under the HG Global Senior Notes becomes subject to tax withholding on behalf of a relevant governmental authority for certain indemnified taxes, the HG Global Senior Notes require the payment of additional amounts such that the amount received by the noteholders is the same as would have been received absent the tax withholding being imposed. The HG Global Senior Notes require the payment of additional interest of 1.0% per annum if the HG Global Senior Notes receive a non-investment grade rating or are no longer rated. As of March 31, 2024, the HG Global Senior Notes had an investment grade rating.
As of March 31, 2024, the HG Global Senior Notes had an outstanding balance of $150.0 million.

Kudu Credit Facility

On March 23, 2021, Kudu entered into a secured revolving credit facility (the “Kudu Credit Facility”) with Mass Mutual to repay its prior credit facility and to fund new investments and related transaction expenses. The maximum borrowing capacity of the Kudu Credit Facility is $300.0 million. The Kudu Credit Facility matures on March 23, 2036.
Through June 30, 2023, interest on the Kudu Credit Facility accrued at a floating interest rate equal to the greater of the three-month LIBOR or 0.25% plus, in each case, 4.30%. Effective July 2023, the Kudu Credit Facility accrues interest at a floating interest rate equal to the three-month SOFR plus a credit adjustment spread of 0.26% and a stated margin of 4.30%. The Kudu Credit Facility requires Kudu to maintain an interest reserve account. As of March 31, 2024 and December 31, 2023, the interest reserve account of $15.1 million and $14.9 million was held in short term investments. The Kudu Credit Facility requires Kudu to maintain a ratio of the outstanding balance to the sum of the fair market value of Kudu’s Participation Contracts and cash held in certain accounts (the “LTV Percentage”) of less than 50% in years 0-3, 40% in years 4-6, 25% in years 7-8, 15% in years 9-10, and 0% thereafter. As of March 31, 2024, Kudu had a 23.1% LTV Percentage.
Kudu may borrow undrawn balances within the initial three-year availability period, subject to customary terms and conditions, to the extent the amount borrowed under the Kudu Credit Facility does not exceed the borrowing base, which is equal to 35% of the fair value of Kudu’s qualifying Participation Contracts. The Kudu Credit Facility’s availability period expired as of March 31, 2024. Kudu is currently in discussions with Mass Mutual to renew the Kudu Credit Facility.
The following table presents the change in debt under the Kudu Credit Facility for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
Millions	2024	2023
Kudu Credit Facility
Beginning balance	$210.3	$215.2
Term loans
Borrowings	—	—
Repayments	—	(16.9)
Ending balance	$210.3	$198.3

The Kudu Credit Facility is secured by all property of the loan parties and contains various affirmative and negative covenants that White Mountains considers to be customary for such borrowings.

Other Operations Debt

As of March 31, 2024, White Mountains’s Other Operations had debt with an outstanding balance of $26.4 million, which consisted of four secured credit facilities (collectively, “Other Operations debt”).

Compliance

At March 31, 2024, White Mountains was in compliance, in all material respects, with all of the covenants under its debt instruments.

Note 8.  Income Taxes

The Company and its Bermuda-domiciled subsidiaries are not subject to income tax in Bermuda in 2024 and prior years. On December 27, 2023, Bermuda enacted a 15.0% corporate income tax that will generally become effective on January 1, 2025. The Bermuda legislation defers the effective date for five years for Bermuda companies in consolidated groups that meet certain requirements. White Mountains expects to meet the requirements to be exempt from the Bermuda corporate income tax until January 1, 2030. The Bermuda legislation also provides for an economic transition adjustment that will reduce future years’ taxable income. Under GAAP, this economic transition adjustment was required to be recognized as a net deferred tax asset as of December 31, 2023. Accordingly, White Mountains’s net income for 2023 included a net deferred tax benefit of $68.0 million, of which $51.0 million was recorded at Ark and $17.0 million was recorded at HG Global. The deferred tax assets remained unchanged as of March 31, 2024.
The Company has subsidiaries and branches that operate in various other jurisdictions around the world and are subject to tax in the jurisdictions in which they operate. As of March 31, 2024, the primary jurisdictions in which the Company’s subsidiaries and branches operate and were subject to tax include Israel, Luxembourg, the United Kingdom and the United States. On April 1, 2023, the U.K. corporate tax rate increased from 19.0% to 25.0%.
White Mountains’s income tax expense related to pre-tax income from continuing operations for the three months ended March 31, 2024 and 2023 represented an effective tax rate of 4.6% and 6.0%. The effective tax rate was different from the U.S. statutory rate of 21.0%, driven primarily by full year forecasted income in jurisdictions with lower tax rates than the United States.
In arriving at the effective tax rate for the three months ended March 31, 2024 and 2023, White Mountains forecasted all income and expense items including the change in net unrealized investment gains (losses) and net realized investment gains (losses) for the years ending December 31, 2024 and 2023.
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
HG Global paid initial premiums of $3.3 million for the interest rate cap. Under the terms of the interest rate cap agreement, if the current three-month SOFR on a quarterly determination date exceeds 3.5%, HG Global will receive a payment from the counterparty on the subsequent settlement date equal to the difference between the three-month SOFR on the determination date and 3.5%, multiplied by the notional amount of the cap and the number of days in the settlement period divided by 360. As of March 31, 2024, the three-month SOFR was 5.3%.
HG Global accounts for the interest rate cap as a derivative at fair value, with changes in fair value recognized in current period earnings within interest expense. For the three months ended March 31, 2024 and 2023, White Mountains recognized a gain (loss) of $0.2 million and $(0.7) million related to the change in fair value on the interest rate cap within interest expense. For the three months ended March 31, 2024 and 2023, White Mountains received a payment of $0.7 million and $0.2 million related to the periodic settlement of the interest rate cap. As of March 31, 2024 and December 31, 2023, the estimated fair value of the interest rate cap recorded in other assets was $3.1 million and $2.9 million. White Mountains classifies the interest rate cap as a Level 2 measurement.

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
In 2018, Fidus Re was initially capitalized by the issuance of $100.0 million of insurance-linked securities (the “Fidus Re 2018 Agreement”), which have an initial term of 12 years and are callable five years after the date of issuance. The proceeds from issuance were placed in a collateral trust supporting Fidus Re’s obligations to BAM. Under the Fidus Re 2018 Agreement, Fidus Re reinsures 90% of aggregate losses exceeding $165.0 million on a portion of BAM’s financial guarantee portfolio (the “2018 Covered Portfolio”) up to a total reimbursement of $100.0 million. The Fidus Re 2018 Agreement does not provide coverage for losses in excess of $276.1 million. The 2018 Covered Portfolio consists of approximately 21% of BAM’s gross par outstanding as of March 31, 2024.
In 2021, Fidus Re issued an additional $150.0 million of insurance-linked securities (the “Fidus Re 2021 Agreement”), which have an initial term of 12 years and are callable five years after the date of issuance. The proceeds from issuance were placed in a collateral trust supporting Fidus Re’s obligations to BAM. Under the Fidus Re 2021 Agreement, Fidus Re reinsures 90% of aggregate losses exceeding $135.0 million on a portion of BAM’s financial guarantee portfolio (the “2021 Covered Portfolio”) up to a total reimbursement of $150.0 million. The Fidus Re 2021 Agreement does not provide coverage for losses in excess of $301.7 million. The 2021 Covered Portfolio consists of approximately 27% of BAM’s gross par outstanding as of March 31, 2024.
In 2022, Fidus Re issued an additional $150.0 million of insurance linked securities (the “Fidus Re 2022 Agreement”), which have an initial term of 12 years and are callable seven years after the date of issuance. The proceeds from issuance were placed in a collateral trust supporting Fidus Re’s obligations to BAM. Under the Fidus Re 2022 Agreement, Fidus Re reinsures 90% of aggregate losses exceeding $110.0 million on a portion of BAM’s financial guarantee portfolio (the “2022 Covered Portfolio”) up to a total reimbursement of $150.0 million. The Fidus Re 2022 Agreement does not provide coverage for losses in excess of $276.7 million. The 2022 Covered Portfolio consists of approximately 28% of BAM’s gross par outstanding as of March 31, 2024.
The Fidus Re agreements are accounted for using deposit accounting and any related financing expenses are recorded in general and administrative expenses as they do not meet the risk transfer requirements necessary to be accounted for as reinsurance.

XOLT
In January 2020, BAM entered into an excess of loss reinsurance agreement (the “XOLT”) with HG Re. Under the XOLT, HG Re provides last dollar protection for exposures on municipal bonds insured by BAM in excess of the New York State Department of Financial Services (“NYDFS”) single issuer limits. As of March 31, 2024, the XOLT is subject to an aggregate limit equal to the lesser of $125.0 million or the assets held in the supplemental collateral trust (the “Supplemental Trust”) at any point in time. The agreement is accounted for using deposit accounting and any related financing expenses are recorded in general and administrative expenses as the agreement does not meet the risk transfer requirements necessary to be accounted for as reinsurance.

Collateral Trusts

HG Re’s obligations under the FLRT are subject to an aggregate limit equal to the assets in two collateral trusts, the Supplemental Trust and the Regulation 114 Trust (together, the “Collateral Trusts”), at any point in time.
On a monthly basis, BAM deposits cash equal to ceded premiums, net of ceding commissions, due to HG Re under the FLRT directly into the Regulation 114 Trust. The Regulation 114 Trust target balance is equal to HG Re’s unearned premiums and unpaid loss and LAE reserves, if any. If, at the end of any quarter, the Regulation 114 Trust balance is below the target balance, funds will be withdrawn from the Supplemental Trust and deposited into the Regulation 114 Trust in an amount equal to the shortfall. If, at the end of any quarter, the Regulation 114 Trust balance is above 102% of the target balance, funds will be withdrawn from the Regulation 114 Trust and deposited into the Supplemental Trust. The Regulation 114 Trust balance as of March 31, 2024 and December 31, 2023 was $330.7 million and $341.6 million.
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
As the BAM Surplus Notes are repaid over time, the BAM Surplus Notes will be replaced in the Supplemental Trust by cash and fixed income securities. The Supplemental Trust balance as of March 31, 2024 and December 31, 2023 was $602.4 million and $606.9 million.
As of March 31, 2024 and December 31, 2023, the Collateral Trusts held assets of $933.1 million and $948.5 million, which included $592.8 million and $588.6 million of cash, investments and accrued investment income, $322.2 million and $322.2 million of BAM Surplus Notes and $18.1 million and $37.7 million of interest receivable on the BAM Surplus Notes.

BAM Surplus Notes

Through 2024, the interest rate on the BAM Surplus Notes is a variable rate equal to the one-year U.S. Treasury rate plus 300 basis points, set annually. Beginning in 2025, the rate will be fixed through maturity at the higher of the 2024 variable rate or 8.0%. Accordingly, in 2024 and through maturity, the interest rate on the BAM Surplus Notes is 8.2%. Under its agreements with HG Global, BAM is required to seek regulatory approval to pay principal and interest on the BAM Surplus Notes only to the extent that its remaining qualified statutory capital and other capital resources continue to support its outstanding obligations, its business plan and its “AA/stable” rating from Standard & Poor’s. No payment of principal or interest on the BAM Surplus Notes may be made without the approval of the NYDFS.
In December 2023, BAM made a $27.4 million cash payment of principal and interest on the BAM Surplus Notes held by HG Global. Of this payment, $17.8 million was a repayment of principal held in the Supplemental Trust, $2.0 million was a payment of accrued interest held in the Supplemental Trust and $7.6 million was a payment of accrued interest held outside the Supplemental Trust.
During the three months ended March 31, 2024 and 2023, BAM made no repayments of the BAM Surplus Notes or accrued interest.
As of March 31, 2024 and December 31, 2023, the principal balance on the BAM Surplus Notes was $322.2 million for both periods, and total interest receivable on the BAM Surplus Notes was $181.1 million and $174.5 million.

Insured Obligations and Premiums

The following table presents a schedule of BAM’s insured obligations as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Contracts outstanding	14,725	14,485
Remaining weighted average contract period (in years)	10.5	11.1
Contractual debt service outstanding (in millions):
Principal	$112,216.7	$109,673.8
Interest	57,545.8	56,012.2
Total debt service outstanding	$169,762.5	$165,686.0

Gross unearned insurance premiums (in millions)	$328.5	$325.8

The following table presents a schedule of BAM’s future premium revenues as of March 31, 2024:

Millions	March 31, 2024
April 1, 2024 - December 31, 2024	$22.4
January 1, 2025 - March 31, 2025	7.2
April 1, 2025 - June 30, 2025	7.2
July 1, 2025 - September 30, 2025	7.0
October 1, 2025 - December 31, 2025	6.9
Total 2025	28.3
2026	26.6
2027	24.9
2028	23.1
2029	21.4
2030 and thereafter	181.8
Total gross unearned insurance premiums	$328.5

The following table presents a schedule of written premiums and earned premiums included in the HG Global/BAM segment for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
Millions	2024	2023
Written premiums:
Direct	$10.5	$9.2
Assumed	—	—
Gross written premiums (1)	$10.5	$9.2
Earned premiums:
Direct	$7.3	$7.0
Assumed	.5	.7
Gross earned premiums (1)	$7.8	$7.7
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
The following table presents the Company’s computation of earnings per share from continuing operations for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
Basic and diluted earnings per share numerators (in millions):
Net income (loss) attributable to White Mountains’s common shareholders	$236.4	$179.5
Allocation of (earnings) losses to participating restricted common shares (1)	(2.7)	(2.2)
Basic and diluted earnings (losses) per share numerators	$233.7	$177.3
Basic earnings per share denominators (in thousands):
Total average common shares outstanding during the period	2,559.7	2,569.9
Average unvested restricted common shares (2)	(28.6)	(31.1)
Basic earnings (losses) per share denominator	2,531.1	2,538.8
Diluted earnings per share denominator (in thousands):
Total average common shares outstanding during the period	2,559.7	2,569.9
Average unvested restricted common shares (2)	(28.6)	(31.1)
Diluted earnings (losses) per share denominator	2,531.1	2,538.8
Basic and diluted earnings per share (in dollars):
Distributed earnings - dividends declared and paid	$1.00	$1.00
Undistributed earnings (losses)	91.33	68.83
Basic and diluted earnings (losses) per share	$92.33	$69.83
(1) Restricted shares issued by White Mountains receive dividends, and therefore, are considered participating securities.
(2) Restricted shares outstanding vest upon a stated date. See Note 12 — “Employee Share-Based Incentive Compensation Plans.”

The following table presents the undistributed net earnings (losses) for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
Millions	2024	2023
Undistributed net earnings:
Net income (loss) attributable to White Mountains’s common shareholders, net of restricted common share amounts	$233.7	$177.3
Dividends declared, net of restricted common share amounts (1)	(2.5)	(2.5)
Total undistributed net earnings (losses), net of restricted common share amounts	$231.2	$174.8
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
White Mountains’s Long-Term Incentive Plan (the “WTM Incentive Plan”) provides for grants of various types of share-based and non-share-based incentive awards to key employees and directors of White Mountains. As of March 31, 2024 and 2023, White Mountains’s share-based incentive compensation awards consist of performance shares and restricted shares.

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
The following table presents the performance share activity for the three months ended March 31, 2024 and 2023 for performance shares granted under the WTM Incentive Plan:

	Three Months Ended March 31,
	2024		2023
$ in Millions	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	37,031	$69.4	39,449	$67.5
Shares paid (1)	(13,475)	(44.9)	(13,350)	(40.8)
New grants	10,405	—	10,895	—
Forfeitures and cancellations (2)	46	.3	37	.4
Expense recognized	—	19.4	—	9.3
End of period	34,007	$44.2	37,031	$36.4
(1) WTM performance share payments for the 2021-2023 performance cycle were made in March 2024 at 188% of target. WTM performance share payments for the 2020-2022 performance cycle were made in March 2023 at 200% of target.
(2) Amounts include changes in assumed forfeitures, as required under GAAP.

During the three months ended March 31, 2024, White Mountains granted 10,405 performance shares for the 2023-2025 performance cycle. During the three months ended March 31, 2023, White Mountains granted 10,895 performance shares for the 2023-2025 performance cycle.
For the 2021-2023 performance cycle, the Company issued common shares for 100 performance shares earned, and all other performance shares earned were settled in cash. For the 2020-2022 performance cycle, all performance shares earned were settled in cash. If all outstanding performance shares had vested on March 31, 2024, the total additional compensation cost to be recognized would have been $45.2 million, based on accrual factors as of March 31, 2024 (common share price and payout assumptions).

The following table presents performance shares outstanding and accrued expense for performance shares awarded under the WTM Incentive Plan as of March 31, 2024 for each performance cycle:

	March 31, 2024
$ in Millions	Target Performance Shares Outstanding	Accrued Expense
Performance cycle:
2022 – 2024	13,225	$35.0
2023 – 2025	10,895	9.4
2024 – 2026	10,405	.6
Sub-total	34,525	45.0
Assumed forfeitures	(518)	(.8)
Total	34,007	$44.2

Restricted Shares

Restricted shares are grants of a specified number of common shares that generally vest at the end of a 34-month service period. The following table presents the unrecognized compensation cost associated with the outstanding restricted share awards under the WTM Incentive Plan for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024		2023
$ in Millions	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value
Non-vested,
Beginning of period	37,595	$16.2	38,350	$15.5
Issued	10,405	18.3	10,895	16.0
Vested	(13,475)	—	(11,650)	—
Forfeited	—	—	—	—
Expense recognized	—	(3.2)	—	(3.2)
End of period	34,525	$31.3	37,595	$28.3

During the three months ended March 31, 2024, White Mountains issued 10,405 restricted shares that vest on January 1, 2027. During the three months ended March 31, 2023, White Mountains issued 10,895 restricted shares that vest on January 1, 2026. The unamortized issue date fair value as of March 31, 2024 is expected to be recognized ratably over the remaining vesting periods.

Note 13. Noncontrolling Interests

Noncontrolling interests consist of the ownership interests of noncontrolling shareholders in consolidated entities and are presented separately on the balance sheet.
The following table presents the balance of noncontrolling interests included in White Mountains’s total equity and the related percentage of each consolidated entity’s total equity owned by noncontrolling shareholders as of March 31, 2024 and December 31, 2023:

	March 31, 2024			December 31, 2023
$ in Millions	Noncontrolling Percentage (1)	Noncontrolling Equity		Noncontrolling Percentage (1)	Noncontrolling Equity
Noncontrolling interests, excluding BAM
Ark	28.0%	$334.7	(2)	28.0%	$336.9	(2)
HG Global	3.1%	(.4)		3.1%	.8
Kudu	10.6%	114.4		10.5%	113.8
Bamboo	27.2%	111.3		—%	—
Other	various	9.3		various	9.4
Total, excluding BAM		569.3			460.9
BAM	100.0%	(149.1)		100.0%	(139.8)
Total noncontrolling interests		$420.2			$321.1
(1) The noncontrolling percentage represents the basic ownership interests held by noncontrolling shareholders with the exception of HG Global, for which the noncontrolling percentage represents the preferred share ownership held by noncontrolling shareholders.
(2) As of March 31, 2024 and December 31, 2023, Ark’s noncontrolling equity includes $17.9 and $21.0 related to management’s equity incentives.

Note 14. Segment Information

As of March 31, 2024, White Mountains conducted its operations through four reportable segments: (1) Ark/WM Outrigger, (2) HG Global/BAM, (3) Kudu and (4) Bamboo, with our remaining operating businesses, holding companies and other assets included in Other Operations. White Mountains has made its segment determination based on consideration of the following criteria: (i) the nature of the business activities of each of the Company’s subsidiaries and affiliates; (ii) the manner in which the Company’s subsidiaries and affiliates are organized; (iii) the existence of primary managers responsible for specific subsidiaries and affiliates; and (iv) the organization of information provided to the chief operating decision makers and the Board of Directors. Significant intercompany transactions among White Mountains’s segments have been eliminated herein.
As a result of the Bamboo Transaction, White Mountains began consolidating Bamboo in its financial statements as of January 2, 2024. See Note 2 — “Significant Transaction”.
The following tables present the financial information for White Mountains’s segments for the three months ended March 31, 2024 and 2023:

	Ark/WM Outrigger		HG Global/BAM				Other Operations
Millions	Ark	WM Outrigger Re	HG Global	BAM (2)	Kudu	Bamboo		Total
Three Months Ended March 31, 2024
Earned insurance premiums (1)	$292.5	$10.3	$6.5	$1.3	$—	$8.4	$—	$319.0
Net investment income (3)	17.0	2.9	5.4	4.3	17.2	.3	9.9	57.0
Net investment income (expense) - BAM Surplus Note interest	—	—	6.6	(6.6)	—	—	—	—
Net realized and unrealized investment gains (losses) (3)	10.6	—	(7.3)	(2.8)	(6.5)	(.1)	22.2	16.1
Net realized and unrealized investment gains (losses) from investment in MediaAlpha	—	—	—	—	—	—	210.7	210.7
Commission and fee revenues	—	—	—	—	—	21.9	3.6	25.5
Other revenues	3.5	—	—	.5	—	.6	14.4	19.0
Total revenues	323.6	13.2	11.2	(3.3)	10.7	31.1	260.8	647.3
Loss and loss adjustment expenses	179.3	.7	—	—	—	5.8	—	185.8
Acquisition expenses	63.7	2.6	1.8	.4	—	3.1	—	71.6
Cost of sales	—	—	—	—	—	—	7.6	7.6
Broker commission expenses	—	—	—	—	—	9.3	—	9.3
General and administrative expenses	42.2	—	.4	16.9	3.4	12.0	50.3	125.2
Change in fair value of contingent consideration	—	—	—	—	—	—	—	—
Interest expense	5.4	—	3.5	—	5.6	—	.7	15.2
Total expenses	290.6	3.3	5.7	17.3	9.0	30.2	58.6	414.7
Pre-tax income (loss)	$33.0	$9.9	$5.5	$(20.6)	$1.7	$.9	$202.2	$232.6
(1) Ark’s earned insurance premiums based on the location of Ark’s underwriting offices in the United Kingdom and Bermuda are $177.4 and $115.1.
(2) BAM manages its affairs on a statutory accounting basis. BAM’s statutory surplus includes the BAM Surplus Notes and is not reduced by accruals of interest expense on the BAM Surplus Notes. BAM’s statutory surplus is reduced only after a payment of principal or interest has been approved by the NYDFS.
(3) Bamboo’s net investment income and net realized and unrealized investment gains (losses) are included in other revenues in the consolidated statement of operations.

	Ark/WM Outrigger		HG Global/BAM			Other Operations
Millions	Ark	WM Outrigger Re	HG Global	BAM (2)	Kudu		Total
Three Months Ended March 31, 2023
Earned insurance premiums (1)	$249.9	$5.2	$6.4	$1.3	$—	$—	$262.8
Net investment income	8.4	2.2	4.0	3.2	14.2	7.0	39.0
Net investment income (expense) - BAM Surplus Note interest	—	—	6.6	(6.6)	—	—	—
Net realized and unrealized investment gains (losses)	24.5	—	7.9	9.1	29.6	41.8	112.9
Net realized and unrealized investment gains (losses) from investment in MediaAlpha	—	—	—	—	—	85.2	85.2
Commission and fee revenues	—	—	—	—	—	3.3	3.3
Other revenues	(2.7)	—	—	.8	—	30.6	28.7
Total revenues	280.1	7.4	24.9	7.8	43.8	167.9	531.9
Loss and loss adjustment expenses	147.6	.2	—	—	—	—	147.8
Acquisition expenses	58.9	.9	1.8	.9	—	—	62.5
Cost of sales	—	—	—	—	—	13.9	13.9
General and administrative expenses	35.1	.1	1.1	16.2	3.8	39.7	96.0
Change in fair value of contingent consideration	(2.4)	—	—	—	—	—	(2.4)
Interest expense	5.0	—	4.5	—	4.7	.8	15.0
Total expenses	244.2	1.2	7.4	17.1	8.5	54.4	332.8
Pre-tax income (loss)	$35.9	$6.2	$17.5	$(9.3)	$35.3	$113.5	$199.1
(1) Ark’s earned insurance premiums based on the location of Ark’s underwriting offices in the United Kingdom and Bermuda are $146.0 and $104.0.
(2) BAM manages its affairs on a statutory accounting basis. BAM’s statutory surplus includes the BAM Surplus Notes and is not reduced by accruals of interest expense on the BAM Surplus Notes. BAM’s statutory surplus is reduced only after a payment of principal or interest has been approved by the NYDFS.

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

BAM

BAM is the first and only mutual municipal bond insurance company in the United States. HG Global, together with its subsidiaries, funded the initial capitalization of BAM through the purchase of $503.0 million of BAM Surplus Notes and, through its reinsurance subsidiary HG Re, provides up to 15%-of-par, first loss reinsurance protection for policies underwritten by BAM. As a mutual insurance company, BAM is owned by and operated for the benefit of its members, the municipalities whose debt issuances are insured by BAM. As of March 31, 2024, BAM’s members have contributed equity capital at risk through MSC of $556.5 million. However, the BAM Surplus Notes remain a significant portion of BAM’s statutory capital. Accordingly, White Mountains has determined that BAM is a VIE.
BAM’s underwriting process was determined to be the activity that most significantly impacts BAM’s economic performance. BAM’s underwriting guidelines define the types of credits that BAM may insure. Pursuant to the FLRT, BAM’s underwriting guidelines may only be amended with the consent of HG Re. As a result, White Mountains concluded it has the power to direct BAM’s activities that most significantly impact BAM’s economic performance and it is the primary beneficiary. Accordingly, White Mountains is required to consolidate BAM’s results in its financial statements. Since BAM is owned by its members, its equity and results of operations are included in noncontrolling interests.
BAM’s assets can be used only to settle BAM’s obligations, and general creditors of BAM have no recourse to the Company or HG Global. HG Re’s obligations to BAM under the FLRT are subject to an aggregate limit equal to the assets in the Collateral Trusts at any point in time.

PassportCard/DavidShield

As of March 31, 2024, White Mountains’s ownership interest in PassportCard/DavidShield was 53.8%. White Mountains has determined that both PassportCard and DavidShield are VIEs but that White Mountains is not the primary beneficiary and therefore does not consolidate either PassportCard or DavidShield. The governance structures for both PassportCard and DavidShield were designed to give White Mountains and its co-investor equal power to make the decisions that most significantly impact operations. White Mountains does not have the unilateral power to direct the operations of PassportCard or DavidShield and does not hold a controlling financial interest. White Mountains’s ownership interest gives White Mountains the ability to exert significant influence over the significant financial and operating activities of PassportCard/DavidShield. Accordingly, White Mountains’s investment in PassportCard/DavidShield meets the criteria to be accounted for under the equity method. White Mountains has taken the fair value option for its investment in PassportCard/DavidShield. Changes in the fair value of PassportCard/DavidShield are recorded in net realized and unrealized investment gains (losses). As of March 31, 2024, White Mountains’s maximum exposure to loss on its equity investment in PassportCard/DavidShield and the non-interest-bearing loan to its partner is the total carrying value of $159.5 million.

Elementum

As of March 31, 2024, White Mountains’s ownership interest in Elementum was 26.6%. White Mountains has determined that Elementum is a VIE but that White Mountains is not the primary beneficiary and therefore does not consolidate Elementum. White Mountains’s ownership interest gives White Mountains the ability to exert significant influence over the significant financial and operating activities of Elementum. Accordingly, Elementum meets the criteria to be accounted for under the equity method. White Mountains has taken the fair value option for its investment in Elementum. Changes in the fair value of Elementum are recorded in net realized and unrealized investment gains (losses). As of March 31, 2024, White Mountains’s maximum exposure to loss on its limited partnership interest in Elementum is the carrying value of $35.0 million.

Limited Partnerships

White Mountains’s investments in limited partnerships are generally considered VIEs because the limited partnership interests do not have substantive kick-out rights or participating rights. White Mountains does not have the unilateral power to direct the operations of these limited partnerships, and therefore White Mountains is not the primary beneficiary and does not consolidate the limited partnerships. White Mountains has taken the fair value option for its investments in limited partnerships, which are generally measured at NAV as a practical expedient. As of March 31, 2024, White Mountains’s maximum exposure to loss on its investments in limited partnerships is the carrying value of $255.2 million.

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
The following table presents the ownership interests and carrying values of White Mountains’s equity method eligible investments as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
$ in Millions	Ownership Interest	Carrying Value	Ownership Interest	Carrying Value
Kudu’s Participation Contracts (1)	4.1% - 30.0%	$884.2	4.1% - 30.0%	$890.5
Investment in MediaAlpha	34.7%	465.6	34.9%	254.9
PassportCard/DavidShield	53.8%	150.0	53.8%	150.0
Elementum Holdings, L.P.	26.6%	35.0	26.6%	35.0
Other equity method eligible investments, at fair value	Under 50.0%	247.4	Under 50.0%	291.7
Other equity method eligible investments, at fair value	50.0% and over	24.8	50.0% and over	24.8
(1) Ownership interest generally references basic ownership interest with the exception of Kudu’s Participation Contracts, which are noncontrolling equity interests in the form of revenue and earnings participation contracts.

For the three months ended March 31, 2024 and 2023, White Mountains received dividend and income distributions from equity method eligible investments of $15.9 million and $7.7 million, which were recorded within net investment income in the consolidated statements of operations.

Note 17. Fair Value of Financial Instruments

    White Mountains records its financial instruments at fair value with the exception of debt obligations, which are recorded as debt at face value less unamortized original issue discount. See Note 7 — “Debt.”
    The following table presents the fair value and carrying value of these financial instruments as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
Millions	Fair Value	Carrying Value	Fair Value	Carrying Value
Ark 2007 Subordinated Notes	$—	$—	$30.5	$30.0
Ark 2021 Subordinated Notes	$171.8	$155.4	$171.8	$155.5
HG Global Senior Notes	$158.5	$147.0	$158.7	$146.9
Kudu Credit Facility	$224.6	$203.8	$225.6	$203.8
Other Operations debt	$27.4	$25.9	$30.0	$28.4

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
The following discussion also includes nine non-GAAP financial measures: (i) adjusted book value per share, (ii) Kudu’s earnings before interest, taxes, depreciation and amortization (“EBITDA”), (iii) Kudu’s adjusted EBITDA, (iv) Bamboo’s MGA net income (loss), (v) Bamboo’s MGA pre-tax income (loss), (vi) Bamboo’s MGA EBITDA, (vii) Bamboo’s MGA adjusted EBITDA, (viii) total consolidated portfolio returns excluding MediaAlpha and (ix) adjusted capital, that have been reconciled from their most comparable GAAP financial measures on page 70. White Mountains believes these measures to be useful in evaluating White Mountains’s financial performance and condition.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2024 and 2023

Overview

White Mountains reported book value per share of $1,742 and adjusted book value per share of $1,797 as of March 31, 2024. Book value per share and adjusted book value per share increased 5% and 6% in the first quarter of 2024, including dividends. The increases in book value per share and adjusted book value per share in the first quarter of 2024 were driven primarily by our position in MediaAlpha as well as solid operating and investment results. As of March 31, 2024, White Mountains’s undeployed capital was approximately $600 million.
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
The Ark/WM Outrigger segment’s combined ratio was 91% in the first quarter of 2024 compared to 92% in the first quarter of 2023. Ark/WM Outrigger reported gross written premiums of $872 million, net written premiums of $598 million and net earned premiums of $303 million in the first quarter of 2024 compared to gross written premiums of $809 million, net written premiums of $614 million and net earned premiums of $255 million in the first quarter of 2023. Ark/WM Outrigger reported pre-tax income of $43 million in the first quarter of 2024 compared to $42 million in the first quarter of 2023.
Ark’s combined ratio was 94% in both the first quarter of 2024 and 2023. Ark’s combined ratio in the first quarter of 2024 included slight net favorable prior year development compared to three points of net unfavorable prior year development in the first quarter of 2023, primarily due to Winter Storm Elliott. Ark’s combined ratio in the first quarter of 2024 and 2023 both included minimal catastrophe losses. Non-catastrophe losses in the first quarter of 2024 included $15 million on a net basis related to the collapse of the Francis Scott Key Bridge in Baltimore and $16 million on a net basis related to a satellite loss. Ark reported gross written premiums of $872 million, net written premiums of $564 million and net earned premiums of $293 million in the first quarter of 2024 compared to gross written premiums of $809 million, net written premiums of $570 million and net earned premiums of $250 million in the first quarter of 2023. Ark reported pre-tax income of $33 million in the first quarter of 2024 compared to $36 million in the first quarter of 2023. Ark’s results included net realized and unrealized investment gains of $11 million in the first quarter of 2024 compared to $25 million in the first quarter of 2023.
WM Outrigger Re’s combined ratio was 32% in the first quarter of 2024 compared to 21% in the first quarter of 2023. Catastrophe losses were minimal in both periods. In the first quarter of 2024, WM Outrigger Re’s combined ratio was 26% for underwriting year 2024 and 42% for underwriting year 2023. WM Outrigger Re reported gross and net written premiums of $34 million and net earned premiums of $10 million in the first quarter of 2024 compared to gross and net written premiums of $44 million and net earned premiums of $5 million in the first quarter of 2023. Gross and net written premiums decreased due to White Mountains’s lower capital commitment to WM Outrigger Re in 2024. WM Outrigger Re reported pre-tax income of $10 million in the first quarter of 2024, of which $7 million was attributable to the 2024 underwriting year and $3 million to the 2023 underwriting year, compared to $6 million in the first quarter of 2023.
HG Global/BAM reported gross written premiums and MSC collected of $22 million in the first quarter of 2024 compared to $21 million in the first quarter of 2023. Total pricing was 61 basis points in the first quarter of 2024 compared to 73 basis points in the first quarter of 2023. BAM insured municipal bonds with par value of $3.6 billion in the first quarter of 2024 compared to $2.9 billion in the first quarter of 2023. BAM’s total claims paying resources were $1,508 million as of March 31, 2024 compared to $1,501 million as of December 31, 2023 and $1,433 million as of March 31, 2023.

Kudu reported total revenues of $11 million, pre-tax income of $2 million and adjusted EBITDA of $14 million in the first quarter of 2024 compared to total revenues of $44 million, pre-tax income of $35 million and adjusted EBITDA of $11 million in the first quarter of 2023. Kudu’s revenues, pre-tax income and adjusted EBITDA included $17 million of net investment income in the first quarter of 2024 compared to $14 million in the first quarter of 2023. Kudu’s revenues and pre-tax income in the first quarter of 2024 also included $(7) million of net realized and unrealized gains (losses) compared to $30 million in the first quarter of 2023.
On January 2, 2024, White Mountains closed its transaction with Bamboo. Bamboo reported commission and fee revenues of $22 million and pre-tax income of $1 million for the first quarter of 2024. Commission and fee revenues were more than triple Bamboo’s commission and fee revenues for the first quarter of 2023 (prior to White Mountains’s ownership of Bamboo), driven primarily by higher managed premiums. Bamboo reported MGA pre-tax income of $2 million and MGA adjusted EBITDA of $6 million for the first quarter of 2024. Managed premiums, which represents the total premium placed by Bamboo, were $90 million for the first quarter of 2024 compared to $28 million for the first quarter of 2023 (prior to White Mountains’s ownership of Bamboo). The increase in managed premiums was driven primarily by growth in new business volumes and a growing renewal book.
In April 2024, White Mountains committed up to $30 million in a Bermuda special purpose reinsurance vehicle that will participate in Bamboo’s 2024 treaty year quota share reinsurance program alongside third-party reinsurers.
As of March 31, 2024, White Mountains owned 22.9 million shares of MediaAlpha, representing a 35% basic ownership interest (32% on a fully-diluted/fully-converted basis). At March 28, 2024, MediaAlpha’s closing price was $20.37 per share, which increased from $11.15 per share as of December 31, 2023. The carrying value of White Mountains’s investment in MediaAlpha was $466 million as of March 31, 2024, which increased from $255 million as of December 31, 2023. At White Mountains’s March 31, 2024 level of ownership, each $1.00 per share increase or decrease in the share price of MediaAlpha will result in an approximate $9.00 per share increase or decrease in White Mountains’s book value per share and adjusted book value per share.
White Mountains’s total consolidated portfolio return on invested assets was 4.6% in the first quarter of 2024, which included $211 million of unrealized investment gains from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total consolidated portfolio return on invested assets was 1.2% in the first quarter of 2024, driven primarily by net investment income from the fixed income and other long-term investments portfolios and net unrealized investment gains from common equity securities, partially offset by net realized and unrealized investment losses in the fixed income portfolio due to an increase in interest rates. White Mountains’s total consolidated portfolio return on invested assets was 4.5% in the first quarter of 2023, which included $85 million of unrealized investment gains from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total consolidated portfolio return on invested assets was 3.0% in the first quarter of 2023, driven primarily by net unrealized investment gains from other long-term investments and common equity securities, as well as net unrealized investment gains in the fixed income portfolio due to a decline in interest rates.
During the first quarter of 2024, White Mountains repurchased and retired 5,269 of its common shares for $8 million at an average share price of $1,505.01, or 86% of White Mountains’s March 31, 2024 book value per share and 84% of White Mountains’s March 31, 2024 adjusted book value per share.

Adjusted Book Value Per Share

The following table presents White Mountains’s book value per share and reconciles it to adjusted book value per share, a non-GAAP measure as of March 31, 2024, December 31, 2023 and March 31, 2023. See NON-GAAP FINANCIAL MEASURES on page 70.

Millions	March 31, 2024	December 31, 2023	March 31, 2023
Book value per share numerators (in millions):
White Mountains’s common shareholders’ equity - GAAP book value per share numerator	$4,470.4	$4,240.5	$3,902.4
HG Global’s unearned premium reserve (1)	267.7	265.4	243.3
HG Global’s net deferred acquisition costs (1)	(77.3)	(76.5)	(69.4)
Time value of money discount on expected future payments on the BAM Surplus Notes (1)	(86.3)	(87.9)	(93.4)
Adjusted book value per share numerator	$4,574.5	$4,341.5	$3,982.9
Book value per share denominators (in thousands of shares):
Common shares outstanding - GAAP book value per share denominator	2,565.7	2,560.5	2,564.5
Unearned restricted common shares	(20.3)	(12.4)	(22.3)
Adjusted book value per share denominator	2,545.4	2,548.1	2,542.2
GAAP book value per share	$1,742.33	$1,656.14	$1,521.73
Adjusted book value per share	$1,797.17	$1,703.82	$1,566.73
Year-to-date dividends paid per share	$1.00	$1.00	$1.00
(1) Amount reflects White Mountains’s preferred share ownership in HG Global of 96.9%.

Goodwill and Other Intangible Assets

The following table presents goodwill and other intangible assets that are included in White Mountains’s adjusted book value as of March 31, 2024, December 31, 2023, and March 31, 2023:

Millions	March 31, 2024	December 31, 2023	March 31, 2023
Goodwill:
Ark	$116.8	$116.8	$116.8
Kudu	7.6	7.6	7.6
Bamboo (1)	270.4	—	—
Other Operations	44.4	44.4	44.4
Total goodwill	439.2	168.8	168.8
Other intangible assets:
Ark	175.7	175.7	175.7
Kudu	.6	.7	.9
Bamboo (1)	96.8	—	—
Other Operations	24.3	25.4	30.8
Total other intangible assets	297.4	201.8	207.4
Total goodwill and other intangible assets (1)	736.6	370.6	376.2
Goodwill and other intangible assets attributed to noncontrolling interests	(194.9)	(94.9)	(95.7)
Goodwill and other intangible assets included in White Mountains’s common shareholders’ equity	$541.7	$275.7	$280.5
(1) The relative fair values of goodwill and of other intangible assets recognized in connection with the acquisition of Bamboo had not yet been finalized at
March 31, 2024. See “Bamboo Transaction” in Note 2 — “Significant Transactions” on page 10.
(2) See Note 4 — “Goodwill and Other Intangible Assets” on page 24 for details of other intangible assets.

Summary of Consolidated Results

The following table presents White Mountains’s consolidated financial results for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
Millions	2024	2023
Revenues
P&C Insurance and Reinsurance revenues	$336.8	$287.5
Financial Guarantee revenues	7.9	32.7
Asset Management revenues	10.7	43.8
P&C Insurance Distribution revenues	31.1	—
Other Operations revenues	260.8	167.9
Total revenues	647.3	531.9
Expenses
P&C Insurance and Reinsurance expenses	293.9	245.4
Financial Guarantee expenses	23.0	24.5
Asset Management expenses	9.0	8.5
P&C Insurance Distribution expenses	30.2	—
Other Operations expenses	58.6	54.4
Total expenses	414.7	332.8
Pre-tax income (loss)
P&C Insurance and Reinsurance pre-tax income (loss)	42.9	42.1
Financial Guarantee pre-tax income (loss)	(15.1)	8.2
Asset Management pre-tax income (loss)	1.7	35.3
P&C Insurance Distribution pre-tax income (loss)	.9	—
Other Operations pre-tax income (loss)	202.2	113.5
Total pre-tax income (loss) from continuing operations	232.6	199.1
Income tax (expense) benefit	(10.8)	(11.9)
Net income (loss)	221.8	187.2
Net (income) loss attributable to noncontrolling interests	14.6	(7.7)
Net income (loss) attributable to White Mountains’s common shareholders	236.4	179.5
Other comprehensive income (loss), net of tax	(.3)	1.2
Comprehensive income (loss)	236.1	180.7
Other comprehensive (income) loss attributable to noncontrolling interests	.1	(.4)
Comprehensive income (loss) attributable to White Mountains’s common shareholders	$236.2	$180.3

I. SUMMARY OF OPERATIONS BY SEGMENT

As of March 31, 2024, White Mountains conducted its operations through four segments: (1) Ark/WM Outrigger, (2) HG Global/BAM, (3) Kudu and (4) Bamboo, with our remaining operating businesses, holding companies and other assets included in Other Operations. White Mountains has made its segment determination based on consideration of the following criteria: (i) the nature of the business activities of each of the Company’s subsidiaries and affiliates; (ii) the manner in which the Company’s subsidiaries and affiliates are organized; (iii) the existence of primary managers responsible for specific subsidiaries and affiliates; and (iv) the organization of information provided to the Company’s chief operating decision makers and its Board of Directors. Significant intercompany transactions among White Mountains’s segments have been eliminated herein. White Mountains’s segment information is presented in Note 14 — “Segment Information” to the Consolidated Financial Statements.
As a result of the Bamboo Transaction, White Mountains began consolidating Bamboo in its financial statements as of January 2, 2024. See Note 2 - “Significant Transaction”.

Ark/WM Outrigger

The following table presents the components of pre-tax income (loss) included in the Ark/WM Outrigger segment for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024
Millions	Ark	WM Outrigger Re	Eliminations	Total
Direct written premiums	$285.0	$—	$—	$285.0
Assumed written premiums	587.1	34.3	(34.3)	587.1
Gross written premiums	872.1	34.3	(34.3)	872.1
Ceded written premiums	(308.4)	—	34.3	(274.1)
Net written premiums	$563.7	$34.3	$—	$598.0

Earned insurance premiums	$292.5	$10.3	$—	$302.8
Net investment income	17.0	2.9	—	19.9
Net realized and unrealized investment gains (losses)	10.6	—	—	10.6
Other revenues	3.5	—	—	3.5
Total revenues	323.6	13.2	—	336.8
Loss and loss adjustment expenses	179.3	.7	—	180.0
Acquisition expenses	63.7	2.6	—	66.3
General and administrative expenses - other underwriting	30.5	—	—	30.5
General and administrative expenses - all other	11.7	—	—	11.7
Change in fair value of contingent consideration	—	—	—	—
Interest expense	5.4	—	—	5.4
Total expenses	290.6	3.3	—	293.9
Pre-tax income (loss)	$33.0	$9.9	$—	$42.9

	Three Months Ended March 31, 2023
Millions	Ark	WM Outrigger Re	Eliminations	Total
Direct written premiums	$246.2	$—	$—	$246.2
Assumed written premiums	563.2	44.1	(44.1)	563.2
Gross written premiums	809.4	44.1	(44.1)	809.4
Ceded written premiums	(239.3)	—	44.1	(195.2)
Net written premiums	$570.1	$44.1	$—	$614.2

Earned insurance premiums	$249.9	$5.2	$—	$255.1
Net investment income	8.4	2.2	—	10.6
Net realized and unrealized investment gains (losses)	24.5	—	—	24.5
Other revenues	(2.7)	—	—	(2.7)
Total revenues	280.1	7.4	—	287.5
Loss and loss adjustment expenses	147.6	.2	—	147.8
Acquisition expenses	58.9	.9	—	59.8
General and administrative expenses - other underwriting	27.5	—	—	27.5
General and administrative expenses - all other	7.6	.1	—	7.7
Change in fair value of contingent consideration	(2.4)	—	—	(2.4)
Interest expense	5.0	—	—	5.0
Total expenses	244.2	1.2	—	245.4
Pre-tax income (loss)	$35.9	$6.2	$—	$42.1
Ark/WM Outrigger Results— Three Months Ended March 31, 2024 versus Three Months Ended March 31, 2023
The Ark/WM Outrigger segment’s combined ratio was 91% in the first quarter of 2024 compared to 92% in the first quarter of 2023. The Ark/WM Outrigger segment reported gross written premiums of $872 million, net written premiums of $598 million and net earned premiums of $303 million in the first quarter of 2024 compared to gross written premiums of $809 million, net written premiums of $614 million and net earned premiums of $255 million in the first quarter of 2023. The Ark/WM Outrigger segment reported pre-tax income of $43 million in the first quarter of 2024 compared to $42 million in the first quarter of 2023.
Ark’s combined ratio was 94% in both the first quarter of 2024 and 2023. Ark’s combined ratio in the first quarter of 2024 included slight net favorable prior year development compared to three points of net unfavorable prior year development in the first quarter of 2023, primarily due to Winter Storm Elliott. Ark’s combined ratio in the first quarter of 2024 and 2023 both included minimal catastrophe losses. Non-catastrophe losses in the first quarter of 2024 included $15 million on a net basis related to the collapse of the Francis Scott Key Bridge in Baltimore and $16 million on a net basis related to a satellite loss.
Ark reported gross written premiums of $872 million, net written premiums of $564 million and net earned premiums of $293 million in the first quarter of 2024 compared to gross written premiums of $809 million, net written premiums of $570 million and net earned premiums of $250 million in the first quarter of 2023.
Ark reported pre-tax income of $33 million in the first quarter of 2024 compared to $36 million in the first quarter of 2023. Ark’s results included net realized and unrealized investment gains of $11 million in the first quarter of 2024, driven primarily by net unrealized investment gains on common equity securities, compared to $25 million in the first quarter of 2023, driven primarily by net unrealized investment gains on fixed income securities and other long-term investments. Ark’s results for the first quarter of 2023 also included $2 million for a decrease in the fair value of its contingent consideration liabilities.
WM Outrigger Re’s combined ratio was 32% in the first quarter of 2024 compared to 21% in the first quarter of 2023. Catastrophe losses were minimal in both periods. In the first quarter of 2024, WM Outrigger Re’s combined ratio was 26% for underwriting year 2024 and 42% for underwriting year 2023. WM Outrigger Re reported gross and net written premiums of $34 million and net earned premiums of $10 million in the first quarter of 2024 compared to gross and net written premiums of $44 million and net earned premiums of $5 million in the first quarter of 2023. Gross and net written premiums decreased due to White Mountains’s lower capital commitment to WM Outrigger Re in 2024. WM Outrigger Re reported pre-tax income of $10 million in the first quarter of 2024, of which $7 million was attributable to the 2024 underwriting year and $3 million to the 2023 underwriting year, compared to $6 million in the first quarter of 2023.

The following table presents the Ark/WM Outrigger segment’s insurance premiums, insurance expenses and insurance ratios for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024
$ in Millions	Ark	WM Outrigger Re	Eliminations	Total
Insurance premiums:
Gross written premiums	$872.1	$34.3	$(34.3)	$872.1
Net written premiums	$563.7	$34.3	$—	$598.0
Net earned premiums	$292.5	$10.3	$—	$302.8

Insurance expenses:
Loss and loss adjustment expenses	$179.3	$.7	$—	$180.0
Acquisition expenses	63.7	2.6	—	66.3
Other underwriting expenses (1)	30.5	—	—	30.5
Total insurance expenses	$273.5	$3.3	$—	$276.8

Insurance ratios:
Loss and loss adjustment expense	61.3%	6.8%	—%	59.4%
Acquisition expense	21.8	25.2	—	21.9%
Other underwriting expense	10.4	—	—	10.1%
Combined Ratio	93.5%	32.0%	—%	91.4%
(1) Included within general and administrative expenses.

	Three Months Ended March 31, 2023
$ in Millions	Ark	WM Outrigger Re	Eliminations	Total
Insurance premiums:
Gross written premiums	$809.4	$44.1	$(44.1)	$809.4
Net written premiums	$570.1	$44.1	$—	$614.2
Net earned premiums	$249.9	$5.2	$—	$255.1

Insurance expenses:
Loss and loss adjustment expenses	$147.6	$.2	$—	$147.8
Acquisition expenses	58.9	.9	—	59.8
Other underwriting expenses (1)	27.5	—	—	27.5
Total insurance expenses	$234.0	$1.1	$—	$235.1

Insurance ratios:
Loss and loss adjustment expense	59.0%	3.9%	—%	58.0%
Acquisition expense	23.6	17.3	—	23.4%
Other underwriting expense	11.0	—	—	10.8%
Combined Ratio	93.6%	21.2%	—%	92.2%
(1) Included within general and administrative expenses.

The following table presents WM Outrigger Re’s insurance premiums and combined ratio by underwriting year for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024			2023
$ in Millions	2024 Underwriting Year	2023 Underwriting Year	Total	2023 Underwriting Year
Insurance premiums:
Gross written premiums	$34.1	$.2	$34.3	$44.1
Net written premiums	$34.1	$.2	$34.3	$44.1
Net earned premiums	$6.0	$4.3	$10.3	$5.2

Combined Ratio	26.1%	42.2%	32.0%	21.2%

Gross Written Premiums
Gross written premiums increased 8% to $872 million in the first quarter of 2024 compared to the first quarter of 2023, with risk adjusted rate change up approximately 3% year-over-year. The increase in gross written premiums was driven primarily by the property, marine & energy and accident & health lines of business, partially offset by a decrease in certain specialty lines. The risk adjusted rate change on the Outrigger Re Ltd. portfolio of global property reinsurance was 1% in the first quarter of 2024. The following table presents the Ark/WM Outrigger segment’s gross written premiums by line of business for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
Millions	2024	2023
Property	$326.8	$279.7
Specialty	234.1	268.5
Marine & Energy	229.0	194.9
Accident & Health	47.7	36.1
Casualty	34.5	30.2
Total Gross Written Premium	$872.1	$809.4

Ark/WM Outrigger Balance Sheets
The following tables present amounts from Ark and WM Outrigger Re that are contained within White Mountains’s consolidated balance sheet as of March 31, 2024 and December 31, 2023:

	March 31, 2024
Millions	Ark	WM Outrigger Re	Eliminations and Segment Adjustments	Total
Assets
Fixed maturity investments, at fair value	$946.9	$—	$—	$946.9
Common equity securities, at fair value	409.9	—	—	409.9
Short-term investments, at fair value	612.9	222.4	—	835.3
Other long-term investments	485.0	—	—	485.0
Total investments	2,454.7	222.4	—	2,677.1
Cash	128.9	.2	—	129.1
Reinsurance recoverables	734.8	—	(39.8)	695.0
Insurance premiums receivable	1,001.5	31.7	(31.7)	1,001.5
Deferred acquisition costs	207.5	5.8	—	213.3
Goodwill and other intangible assets	292.5	—	—	292.5
Other assets	140.8	.1	—	140.9
Total assets	$4,960.7	$260.2	$(71.5)	$5,149.4
Liabilities
Loss and loss adjustment expense reserves	$1,744.5	$15.8	$(15.8)	$1,744.5
Unearned insurance premiums	1,229.0	29.7	(24.0)	1,234.7
Debt	155.4	—	—	155.4
Reinsurance payable	294.2	—	(31.7)	262.5
Contingent consideration	94.0	—	—	94.0
Other liabilities	214.0	—	—	214.0
Total liabilities	3,731.1	45.5	(71.5)	3,705.1
Equity
White Mountains’s common shareholders’ equity	894.9	214.7	—	1,109.6
Noncontrolling interests	334.7	—	—	334.7
Total equity	1,229.6	214.7	—	1,444.3
Total liabilities and equity	$4,960.7	$260.2	$(71.5)	$5,149.4

	December 31, 2023
Millions	Ark	WM Outrigger Re	Eliminations and Segment Adjustments	Total
Assets
Fixed maturity investments, at fair value	$866.8	$—	$—	$866.8
Common equity securities, at fair value	400.6	—	—	400.6
Short-term investments, at fair value	697.5	265.3	—	962.8
Other long-term investments	440.9	—	—	440.9
Total investments	2,405.8	265.3	—	2,671.1
Cash	90.2	.3	—	90.5
Reinsurance recoverables	463.3	—	(21.3)	442.0
Insurance premiums receivable	612.2	27.7	(27.7)	612.2
Deferred acquisition costs	144.3	1.0	—	145.3
Goodwill and other intangible assets	292.5	—	—	292.5
Other assets	125.0	—	—	125.0
Total assets	$4,133.3	$294.3	$(49.0)	$4,378.6
Liabilities
Loss and loss adjustment expense reserves	$1,605.1	$15.6	$(15.6)	$1,605.1
Unearned insurance premiums	743.6	5.7	(5.7)	743.6
Debt	185.5	—	—	185.5
Reinsurance payable	108.8	—	(27.7)	81.1
Contingent consideration	94.0	—	—	94.0
Other liabilities	166.8	—	—	166.8
Total liabilities	2,903.8	21.3	(49.0)	2,876.1
Equity
White Mountains’s common shareholders’ equity	892.6	273.0	—	1,165.6
Noncontrolling interests	336.9	—	—	336.9
Total equity	1,229.5	273.0	—	1,502.5
Total liabilities and equity	$4,133.3	$294.3	$(49.0)	$4,378.6

HG Global/BAM

The following tables present the components of pre-tax income (loss) included in the HG Global/BAM segment related to the consolidation of HG Global, which includes HG Re and its other wholly-owned subsidiaries, and BAM for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024
Millions	HG Global	BAM	Eliminations	Total
Direct written premiums	$—	$10.5	$—	$10.5
Assumed written premiums	8.9	—	(8.9)	—
Gross written premiums	8.9	10.5	(8.9)	10.5
Ceded written premiums	—	(8.9)	8.9	—
Net written premiums	$8.9	$1.6	$—	$10.5

Earned insurance premiums	$6.5	$1.3	$—	$7.8
Net investment income	5.4	4.3	—	9.7
Net investment income - BAM Surplus Notes	6.6	—	(6.6)	—
Net realized and unrealized investment gains (losses)	(7.3)	(2.8)	—	(10.1)
Other revenues	—	.5	—	.5
Total revenues	11.2	3.3	(6.6)	7.9
Acquisition expenses	1.8	.4	—	2.2
General and administrative expenses	.4	16.9	—	17.3
Interest expense (1)	3.7	—	—	3.7
Interest expense - BAM Surplus Notes	—	6.6	(6.6)	—
Total expenses	5.9	23.9	(6.6)	23.2
Pre-tax income (loss)	$5.3	$(20.6)	$—	$(15.3)
Supplemental information:
MSC collected (2)	$—	$11.4	$—	$11.4
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

HG Global/BAM Results—Three Months Ended March 31, 2024 versus Three Months Ended March 31, 2023
Gross written premiums and MSC collected in the HG Global/BAM segment totaled $22 million in the first quarter of 2024 compared to $21 million in the first quarter of 2023. BAM insured $3.6 billion of municipal bonds, $3.2 billion of which were in the primary market, in the first quarter of 2024 compared to $2.9 billion of municipal bonds, $2.2 billion of which were in the primary market, in the first quarter of 2023.
Insured penetration in the primary market decreased slightly to 7.3% in the first quarter of 2024, primarily as a result of a reduction in par insured for smaller deals, compared to 7.7% in the first quarter of 2023.
Total pricing, which reflects both gross written premiums and MSC, decreased to 61 basis points in the first quarter of 2024 compared to 73 basis points in the first quarter of 2023. The decrease in total pricing was driven primarily by an increase in par insured in the primary market and a decrease in par insured in the secondary market. Pricing in the primary market was 51 basis points in the first quarter of 2024 compared to 52 basis points in the first quarter of 2023. Pricing in the secondary and assumed reinsurance markets, which is more transaction specific than pricing in the primary market, increased to 149 basis points in the first quarter of 2024 compared to 137 basis points in the first quarter of 2023.
The following table presents the gross par value of primary and secondary market policies issued, the gross written premiums and MSC collected and total pricing for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
$ in Millions	2024	2023
Gross par value of primary market policies issued	$3,209.3	$2,185.4
Gross par value of secondary market policies issued	363.0	704.2
Total gross par value of market policies issued	$3,572.3	$2,889.6
Gross written premiums	10.5	9.2
MSC collected	11.4	11.8
Total gross written premiums and MSC collected	$21.9	$21.0
Total pricing	61 bps	73 bps

HG Global reported pre-tax income of $6 million in the first quarter of 2024 compared to $18 million in the first quarter of 2023. HG Global’s results in the first quarter of 2024 included net realized and unrealized investment gains (losses) on its fixed income portfolio of $(7) million, as interest rates increased, compared to $8 million in the first quarter of 2023, as interest rates decreased. HG Global’s results in both the first quarter of 2024 and 2023 also included interest income on the BAM Surplus Notes of $7 million.
BAM is a mutual insurance company that is owned by its members. BAM’s results are consolidated into White Mountains’s GAAP financial statements and attributed to noncontrolling interests. White Mountains reported $21 million of GAAP pre-tax loss from BAM in the first quarter of 2024 compared to $9 million in the first quarter of 2023. BAM’s results included net realized and unrealized investment gains (losses) on its fixed income portfolio of $(3) million in the first quarter of 2024, as interest rates increased, compared to $9 million in the first quarter of 2023, as interest rates decreased. BAM’s results in both the first quarter of 2024 and 2023 also included interest expense on the BAM Surplus Notes of $7 million.

Claims Paying Resources
BAM’s claims paying resources represent the capital and other financial resources BAM has available to pay claims and, as such, are a key indication of BAM’s financial strength.
BAM’s claims paying resources were $1,508 million as of March 31, 2024 compared to $1,501 million as of December 31, 2023 and $1,433 million as of March 31, 2023. The increase in claims paying resources as of March 31, 2024 compared to December 31, 2023 was driven primarily by an increase in the statutory value of the collateral trusts resulting from positive cash flow from operations.
The following table presents BAM’s total claims paying resources on a statutory basis as of March 31, 2024, December 31, 2023 and March 31, 2023:

Millions	March 31, 2024	December 31, 2023	March 31, 2023
Policyholders’ surplus	$261.4	$269.3	$279.9
Contingency reserve	140.9	136.2	122.5
Qualified statutory capital	402.3	405.5	402.4
Statutory net unearned premiums	61.3	60.7	56.1
Present value of future installment premiums and MSC	11.4	10.9	12.4
HG Re Collateral Trusts at statutory value	632.6	623.5	562.5
Fidus Re collateral trusts at statutory value	400.0	400.0	400.0
Claims paying resources	$1,507.6	$1,500.6	$1,433.4

HG Global/BAM Balance Sheets
The following tables present amounts from HG Global, which includes HG Re and its other wholly-owned subsidiaries, and BAM that are contained within White Mountains’s consolidated balance sheet as of March 31, 2024 and December 31, 2023:

	March 31, 2024
Millions	HG Global	BAM	Eliminations and Segment Adjustments	Total
Assets
Fixed maturity investments, at fair value	$580.0	$435.7	$—	$1,015.7
Short-term investments, at fair value	40.2	14.5	—	54.7
Total investments	620.2	450.2	—	1,070.4
Cash	1.5	3.2	—	4.7
BAM Surplus Notes	322.2	—	(322.2)	—
Accrued interest receivable on BAM Surplus Notes	181.1	—	(181.1)	—
Insurance premiums receivable	3.5	5.8	(3.5)	5.8
Deferred acquisition costs	79.7	40.9	(79.7)	40.9
Other assets	23.4	13.6	(.2)	36.8
Total assets	$1,231.6	$513.7	$(586.7)	$1,158.6
Liabilities
BAM Surplus Notes (1)	$—	$322.2	$(322.2)	$—
Accrued interest payable on BAM Surplus Notes (2)	—	181.1	(181.1)	—
Preferred dividends payable to White Mountains (3)	414.9	—	—	414.9
Preferred dividends payable to noncontrolling interests	15.3	—	—	15.3
Unearned insurance premiums	276.3	52.2	—	328.5
Debt	147.0	—	—	147.0
Intercompany debt (4)	7.8	—	—	7.8
Accrued incentive compensation	.8	11.1	—	11.9
Other liabilities	3.8	96.2	(83.4)	16.6
Total liabilities	865.9	662.8	(586.7)	942.0
Equity
White Mountains’s common shareholders’ equity (3)(4)	366.1	—	—	366.1
Noncontrolling interests	(.4)	(149.1)	—	(149.5)
Total equity	365.7	(149.1)	—	216.6
Total liabilities and equity	$1,231.6	$513.7	$(586.7)	$1,158.6
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

	December 31, 2023
Millions	HG Global	BAM	Eliminations and Segment Adjustments	Total Segment
Assets
Fixed maturity investments, at fair value	$573.3	$439.0	$—	$1,012.3
Short-term investments, at fair value	42.7	27.9	—	70.6
Total investments	616.0	466.9	—	1,082.9
Cash	3.2	3.5	—	6.7
BAM Surplus Notes	322.2	—	(322.2)	—
Accrued interest receivable on BAM Surplus Notes	174.5	—	(174.5)	—
Insurance premiums receivable	3.4	5.5	(3.4)	5.5
Deferred acquisition costs	79.0	40.1	(79.0)	40.1
Other assets	23.0	14.0	(.2)	36.8
Total assets	$1,221.3	$530.0	$(579.3)	$1,172.0
Liabilities
BAM Surplus Notes (1)	$—	$322.2	$(322.2)	$—
Accrued interest payable on BAM Surplus Notes (2)	—	174.5	(174.5)	—
Preferred dividends payable to White Mountains (3)	399.8	—	—	399.8
Preferred dividends payable to noncontrolling interests	14.7	—	—	14.7
Unearned insurance premiums	273.9	51.9	—	325.8
Debt	146.9	—	—	146.9
Intercompany debt (4)	4.0	—	—	4.0
Accrued incentive compensation	1.6	25.6	—	27.2
Other liabilities	4.1	95.6	(82.6)	17.1
Total liabilities	845.0	669.8	(579.3)	935.5
Equity
White Mountains’s common shareholders’ equity (3)(4)	375.5	—	—	375.5
Noncontrolling interests	.8	(139.8)	—	(139.0)
Total equity	376.3	(139.8)	—	236.5
Total liabilities and equity	$1,221.3	$530.0	$(579.3)	$1,172.0
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

Kudu

As of March 31, 2024, Kudu had deployed a total of $885 million, including transaction costs, into 25 asset and wealth management firms globally, including three that have been exited. As of March 31, 2024, the asset and wealth management firms had combined assets under management of approximately $109 billion, spanning a range of asset classes, including real estate, wealth management, hedge funds, private equity and alternative credit strategies. Kudu’s capital was deployed at an average gross cash yield at inception of 9.9%.
The following table presents the components of GAAP net income, EBITDA and adjusted EBITDA included in the Kudu segment for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
Millions	2024	2023
Net investment income (1)	$17.2	$14.2
Net realized and unrealized investment gains (losses)	(6.5)	29.6
Total revenues	10.7	43.8
General and administrative expenses	3.4	3.8
Interest expense	5.6	4.7
Total expenses	9.0	8.5
GAAP pre-tax income (loss)	1.7	35.3
Income tax (expense) benefit	.8	(7.5)
GAAP net income (loss)	2.5	27.8
Add back:
Interest expense	5.6	4.7
Income tax expense (benefit)	(.8)	7.5
Depreciation expense	—	—
Amortization of other intangible assets	.1	—
EBITDA (2)	7.4	40.0
Exclude:
Net realized and unrealized investment (gains) losses	6.5	(29.6)
Transaction expenses	—	.5
Adjusted EBITDA (2)	$13.9	$10.9
(1) Net investment income includes revenues from participation contracts and income from short-term and other long-term investments.
(2) See “NON-GAAP FINANCIAL MEASURES” on page 70.

The following table presents the changes in the fair value of Kudu’s Participation Contracts:

	Three Months Ended March 31,
Millions	2024	2023
Beginning balance of Kudu’s Participation Contracts (1)	$890.5	$695.9
Contributions to Participation Contracts (2)	—	66.7
Proceeds from Participation Contracts sold (2)(3)	—	(109.0)
Net realized and unrealized investment gains (losses) on Participation Contracts sold and pending sale (4)	(3.1)	(2.1)
Net unrealized investment gains (losses) on Participation Contracts - all other (5)	(3.2)	31.7
Ending balance of Kudu’s Participation Contracts (1)	$884.2	$683.2
(1) As of January 1, 2024 and March 31, 2024, Kudu’s other long-term investments also includes $5.8 and $5.7 related to a private debt instrument.
(2) Includes $35.8 of non-cash contributions to (proceeds from) Participation Contracts for the three months ended March 31, 2023.
(3) Includes $10.3 of proceeds receivable from Participation Contracts sold during the three months ended March 31, 2023.
(4) Includes net realized and unrealized investment gains (losses) recognized from Participation Contracts beginning in the quarter a contract is classified as pending sale.
(5) Includes net unrealized investment gains (losses) recognized from (i) ongoing Participation Contracts and (ii) Participation Contracts prior to classification as pending sale.

Kudu Results—Three Months Ended March 31, 2024 versus Three Months Ended March 31, 2023
Kudu reported total revenues of $11 million, pre-tax income of $2 million and adjusted EBITDA of $14 million in the first quarter of 2024 compared to total revenues of $44 million, pre-tax income of $35 million and adjusted EBITDA of $11 million in the first quarter of 2023. Total revenues, pre-tax income and adjusted EBITDA included $17 million of net investment income in the first quarter of 2024 compared to $14 million in the first quarter of 2023. The increase in net investment income in the first quarter of 2024 compared to the first quarter of 2023 was driven primarily by amounts earned from $140 million in new deployments that Kudu made subsequent to March 31, 2023, as well as growth in assets under management across the portfolio. Total revenues and pre-tax income also included $(7) million of net realized and unrealized investment gains (losses) in the first quarter of 2024, driven primarily by unrealized currency losses, higher discount rates and a decline in share price for one holding that is publicly traded, compared to $30 million in the first quarter of 2023, driven primarily by growth in assets under management at several managers.

Bamboo

On January 2, 2024, White Mountains closed the Bamboo Transaction in accordance with the terms of the Bamboo Merger Agreement, investing $297 million of equity into Bamboo, which included the contribution of $36 million to retire Bamboo’s legacy credit facility and the contribution of $20 million of primary capital. The consideration is subject to customary purchase price adjustments. At closing, White Mountains owned 72.8% of Bamboo on a basic shares outstanding basis (63.7% on a fully-diluted/fully-converted basis, taking account of management’s equity incentives), while Bamboo management owned 16.1% of basic shares outstanding (26.6% on a fully-diluted/fully-converted basis). See Note 2 — “Significant Transactions”.
Bamboo is a capital-light, tech- and data-enabled insurance distribution platform providing homeowners’ insurance and related products to the residential property market in California. Bamboo operates primarily through Bamboo MGA, its full-service MGA business, where the company manages all aspects of the placement process on behalf of its fronting and reinsurance partners, including product development, marketing, underwriting, policy issuance and claims oversight, and it earns commissions based on the volume and profitability of the insurance that it places. It offers both admitted and non-admitted products. Bamboo also operates two separate but integrated businesses: (i) a retail agency, within Bamboo MGA, offering ancillary products on behalf of third parties and (ii) Bamboo Captive, a Bermuda-domiciled captive reinsurer that participates in the underwriting risk of Bamboo’s MGA programs to align interests with reinsurance partners.
In April 2024, White Mountains committed up to $30 million in a Bermuda special purpose reinsurance vehicle that will participate in Bamboo’s 2024 treaty year quota share reinsurance program alongside third-party reinsurers.

The following table presents the components of GAAP net income (loss), MGA net income (loss), MGA EBITDA and MGA Adjusted EBITDA included in White Mountains’s Bamboo segment for the three months ended March 31, 2024.

Millions	Three Months Ended March 31, 2024
Commission and fee revenues	$21.9
Earned insurance premiums	8.4
Other revenues	.8
Total revenues	31.1
Broker commission expenses	9.3
Loss and loss adjustment expenses	5.8
Acquisition expenses	3.1
General and administrative expenses	12.0
Total expenses	30.2
GAAP pre-tax income (loss)	.9
Income tax (expense) benefit	.7
GAAP net income (loss)	1.6

Exclude:
Net (income) loss, Bamboo Captive	.4
MGA net income (loss) (1)	2.0

Add back:
Income tax expense (benefit)	(.7)
Amortization of other intangible assets	4.2
MGA EBITDA (1)	5.5

Exclude:
Non-cash equity-based compensation expense	.3
Software implementation expenses	.5
Restructuring expenses	.1
MGA adjusted EBITDA (1)	$6.4
(1) See “NON-GAAP FINANCIAL MEASURES” on page 70.

Bamboo Results— Three Months Ended March 31, 2024
Bamboo reported commission and fee revenues of $22 million and pre-tax income of $1 million for the first quarter of 2024. Commission and fee revenues were more than triple Bamboo’s commission and fee revenues for the first quarter of 2023 (prior to White Mountains’s ownership of Bamboo), driven primarily by higher managed premiums. Bamboo reported MGA pre-tax income of $2 million and MGA adjusted EBITDA of $6 million for the first quarter of 2024.

Managed premiums
Managed premiums represent the total premium placed by Bamboo during the period. Managed premiums more than tripled to $90 million for the first quarter of 2024 compared to $28 million for the first quarter of 2023 (prior to White Mountains’s ownership of Bamboo), driven primarily by growth in new business volumes and a growing renewal book. The following table presents Bamboo’s managed premiums for the three months ended March 31, 2024 and 2023, which includes the period prior to White Mountains’s ownership of Bamboo. White Mountains believes this information is useful in understanding the overall growth in Bamboo’s premium base.

	Three Months Ended March 31,
Millions	2024	2023
New	$65.8	$13.3
Renewal	23.7	14.9
Total	$89.5	$28.2

Other Operations

The following table presents the components of pre-tax income (loss) included in White Mountains’s Other Operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
Millions	2024	2023
Net investment income	$9.9	$7.0
Net realized and unrealized investment gains (losses)	22.2	41.8
Net realized and unrealized investment gains (losses) from investment in MediaAlpha	210.7	85.2
Commission revenues	3.6	3.3
Other revenues	14.4	30.6
Total revenues	260.8	167.9
Cost of sales	7.6	13.9
General and administrative expenses	50.3	39.7
Interest expense	.7	.8
Total expenses	58.6	54.4
Pre-tax income (loss)	$202.2	$113.5
Other Operations Results—Three Months Ended March 31, 2024 versus Three Months Ended March 31, 2023
White Mountains’s Other Operations reported pre-tax income of $202 million in the first quarter of 2024 compared to $114 million in the first quarter of 2023. White Mountains’s Other Operations results included unrealized investment gains from its investment in MediaAlpha of $211 million in the first quarter of 2024 compared to $85 million in the first quarter of 2023. Excluding MediaAlpha, White Mountains’s Other Operations results included net realized and unrealized investment gains of $22 million in the first quarter of 2024 compared to $42 million in the first quarter of 2023. The net realized and unrealized investment gains for the first quarter of 2024 and 2023 were driven primarily by net unrealized investment gains from common equity securities and other long-term investments. White Mountains’s Other Operations results included net investment income of $10 million in the first quarter of 2024 compared to $7 million in the first quarter of 2023. See Summary of Investment Results on page 63.
White Mountains’s Other Operations reported $14 million of other revenues in the first quarter of 2024 compared to $31 million in the first quarter of 2023. Other revenues in the first quarter of 2023 included a transaction gain from a sale within Other Operations, which was more than offset by a reduction in operating revenues for the sold entity. White Mountains’s Other Operations reported $8 million of cost of sales in the first quarter of 2024 compared to $14 million in the first quarter of 2023. The decrease in cost of sales was driven primarily by the sale within Other Operations.
White Mountains’s Other Operations reported general and administrative expenses of $50 million in the first quarter of 2024 compared to $40 million in the first quarter of 2023. Other Operations general and administrative expenses in the first quarter of 2024 included $31 million of parent company compensation and benefits compared to $20 million in the first quarter of 2023. The increase in parent company compensation and benefits was driven primarily by higher long-term incentive compensation costs due to the increase in White Mountains’s share price during the first quarter of 2024.

II. Summary of Investment Results

White Mountains’s total investment results include results from all segments. For purposes of discussing rates of return, percentages are presented gross of management fees and trading expenses.

Gross Investment Returns and Benchmark Returns
The following table presents the pre-tax investment returns for White Mountains’s consolidated portfolio for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023

Fixed income investments	0.7%	1.9%
Bloomberg Barclays U.S. Intermediate Aggregate Index	(0.4)%	2.4%

Common equity securities	4.4%	4.5%
Investment in MediaAlpha	82.7%	50.6%
Other long-term investments	1.4%	4.2%
Total common equity securities, investment in MediaAlpha and other long-term investments	9.5%	7.6%
Total common equity securities and other long-term investments	2.0%	4.4%
S&P 500 Index (total return)	10.6%	7.5%

Total consolidated portfolio	4.6%	4.5%
Total consolidated portfolio - excluding MediaAlpha	1.2%	3.0%

Investment Returns—Three Months Ended March 31, 2024 versus Three Months Ended March 31, 2023
White Mountains’s total consolidated portfolio return on invested assets was 4.6% in the first quarter of 2024, which included $211 million of unrealized investment gains from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total consolidated portfolio return on invested assets was 1.2% in the first quarter of 2024, driven primarily by net investment income from the fixed income and other long-term investments portfolios and net unrealized investment gains from common equity securities, partially offset by net realized and unrealized investment losses in the fixed income portfolio due to an increase in interest rates.
White Mountains’s total consolidated portfolio return on invested assets was 4.5% in the first quarter of 2023, which included $85 million of unrealized investment gains from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total consolidated portfolio return on invested assets was 3.0% in the first quarter of 2023, driven primarily by net unrealized investment gains from other long-term investments and common equity securities, as well as net unrealized investment gains in the fixed income portfolio due to a decline in interest rates.

Fixed Income Results
White Mountains’s fixed income portfolio, including short-term investments, was $3.3 billion and $3.6 billion as of March 31, 2024 and December 31, 2023, which represented 52% and 56% of total invested assets. The decrease was driven primarily by the deployment of capital relating to the Bamboo Transaction. The duration of White Mountains’s fixed income portfolio, including short-term investments, was 2.3 years and 1.9 years as of March 31, 2024 and December 31, 2023. White Mountains’s fixed income portfolio includes fixed maturity and short-term investments held on deposit or as collateral. See Note 3 — “Investment Securities.”
White Mountains’s fixed income portfolio returned 0.7% in the first quarter of 2024 compared to 1.9% in the first quarter of 2023, outperforming and underperforming the Bloomberg Barclays U.S. Intermediate Aggregate Index returns of -0.4% and 2.4% for the comparable periods. The results in both the first quarter of 2024 and 2023 were driven primarily by the short duration positioning of White Mountains’s fixed income portfolio as interest rates fluctuated in each respective period.

Common Equity Securities, Investment in MediaAlpha and Other Long-Term Investments Results
White Mountains’s portfolio of common equity securities, its investment in MediaAlpha and other long-term investments was $3.0 billion and $2.8 billion as of March 31, 2024 and December 31, 2023, which represented 48% and 44% of total invested assets. See Note 3 — “Investment Securities.”
White Mountains’s portfolio of common equity securities, its investment in MediaAlpha and other long-term investments returned 9.5% in the first quarter of 2024, which included $211 million of unrealized investment gains from MediaAlpha. White Mountains’s portfolio of common equity securities and other long-term investments returned 2.0% in the first quarter of 2024. White Mountains’s portfolio of common equity securities, its investment in MediaAlpha and other long-term investments returned 7.6% in the first quarter of 2023, which included $85 million of unrealized investment gains from MediaAlpha. White Mountains’s portfolio of common equity securities and other long-term investments returned 4.4% in the first quarter of 2023.
White Mountains’s portfolio of common equity securities consists of international listed equity funds, as well as passive ETFs that seek to provide investment results generally corresponding to the performance of the S&P 500 Index. White Mountains’s portfolio of common equity securities was $562 million and $538 million as of March 31, 2024 and December 31, 2023.
White Mountains’s portfolio of common equity securities returned 4.4% in the first quarter of 2024 compared to 4.5% in the first quarter of 2023, underperforming the S&P 500 Index returns of 10.6% and 7.5% for the comparable periods. The results in the first quarter of 2024 and 2023 were driven primarily by relatively lower returns from White Mountains’s international listed equity funds as compared to the S&P 500 Index.
White Mountains maintains a portfolio of other long-term investments that consists primarily of unconsolidated entities, including Kudu’s Participation Contracts, private equity funds and hedge funds, a bank loan fund, Lloyd’s trust deposits, ILS funds and private debt instruments. White Mountains’s portfolio of other long-term investments was $2.0 billion as of both March 31, 2024 and December 31, 2023.
White Mountains’s portfolio of other long-term investments returned 1.4% in the first quarter of 2024 compared to 4.2% in the first quarter of 2023. Investment returns for the first quarter of 2024 were driven primarily by net investment income from Kudu’s Participation Contracts and net unrealized investment gains from certain private equity and hedge funds. Investment returns for the first quarter of 2023 were driven primarily by net investment income and net realized and unrealized investment gains from Kudu’s Participation Contracts.

Foreign Currency Exposure

As of March 31, 2024, White Mountains had foreign currency exposure on $269 million of net assets primarily related to Ark/WM Outrigger’s non-U.S. contracts, Kudu’s non-U.S. Participation Contracts and certain other foreign consolidated and unconsolidated entities.
The following table presents the fair value of White Mountains’s foreign denominated net assets (liabilities) by segment as of March 31, 2024:

$ in Millions Currency	Ark/WM Outrigger	Kudu	Other Operations	Total Fair Value	% of Total Shareholders’ Equity
CAD	$87.6	$78.1	$—	$165.7	3.4%
AUD	28.5	59.3	—	87.8	1.8%
GBP	37.2	—	—	37.2	0.8%
EUR	(48.7)	18.3	8.1	(22.3)	(0.5)%
All other	—	—	.6	.6	—%
Total	$104.6	$155.7	$8.7	$269.0	5.5%

III. Income Taxes

On December 27, 2023, Bermuda enacted a corporate income tax that will generally become effective on January 1, 2025. The Bermuda legislation defers the effective date until January 1, 2030, for Bermuda companies in consolidated groups that meet certain requirements. To qualify for the deferral, the group must (i) have permanent establishments in six or fewer countries, (ii) have less than €50 million of net tangible assets outside of the country where the group has the largest amount of net tangible assets and (iii) not have a Bermuda company directly or indirectly owned by a parent entity that is subject to the Income Inclusion Rule of Pillar Two in any jurisdiction. White Mountains expects to meet the requirements to be exempt from the Bermuda corporate income tax until January 1, 2030. The Bermuda legislation also provides for an economic transition adjustment that will reduce future years’ taxable income. Under GAAP, this economic transition adjustment was required to be recognized as a net deferred tax asset as of December 31, 2023. Accordingly, White Mountains’s net income for 2023 included a net deferred tax benefit of $68 million, of which $51 million was recorded at Ark and $17 million was recorded at HG Global. The deferred tax assets remain unchanged as of March 31, 2024.
On December 15, 2022, European Union Member States voted to adopt the EU Minimum Tax Directive in conformity with the OECD’s Pillar Two initiative. The EU Minimum Tax Directive required European Union Member States to enact conforming law by December 31, 2023. The main rule of the EU Minimum Tax Directive, the IIR will become effective for fiscal years beginning on or after December 31, 2023, while the UTPR will become effective for fiscal years beginning on or after December 31, 2024. On December 20, 2023, Luxemburg enacted conforming Pillar Two legislation including the IIR, UTPR and the associated Qualified Domestic Minimum Top-Up Tax (“QDMTT”). The Luxembourg legislation defers the effective date of the UTPR until fiscal years beginning on or after December 31, 2029 for Luxembourg companies in consolidated groups with a non-EU parent company that meet certain requirements. To qualify for the deferral, the group must (i) have permanent establishments in six or fewer countries and (ii) have less than €50 million of net tangible assets outside of the country where the group has the largest amount of net tangible assets. White Mountains expects to meet the requirements to be exempt from the Luxembourg UTPR until January 1, 2030. On July 11, 2023, the U.K. enacted conforming legislation adopting the Pillar Two IIR and the associated QDMTT which will become effective for fiscal years beginning on or after December 31, 2023. The U.K. has proposed legislation to adopt the Pillar Two UTPR effective for fiscal years beginning on or after December 31, 2024; however, this legislation has not yet been enacted.
As of March 31, 2024, the primary jurisdictions in which the Company’s subsidiaries and branches operate and were subject to tax are Israel, Luxembourg, the United Kingdom and the United States.
White Mountains’s income tax expense related to pre-tax income from continuing operations for the three months ended March 31, 2024 and 2023 represented an effective tax rate of 5% and 6%. The effective tax rate was different from the U.S. statutory rate of 21%, driven primarily by full year forecasted income in jurisdictions with lower tax rates than the United States.
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

Dividend Capacity

Following is a description of the dividend capacity of White Mountains’s insurance and reinsurance and other operating subsidiaries:

Ark/WM Outrigger
During any 12-month period, GAIL, a class 4 licensed Bermuda insurer, has the ability to (i) make capital distributions of up to 15% of its total statutory capital reported in the previous year’s statutory financial statements, or (ii) make dividend payments of up to 25% of its total statutory capital and surplus reported in the previous year’s statutory financial statements, without prior approval of Bermuda regulatory authorities. Accordingly, GAIL will have the ability to pay a dividend of up to $272 million during 2024, which is equal to 25% of its December 31, 2023 statutory capital and surplus of $1,088 million, subject to meeting all appropriate liquidity and solvency requirements. During the three months ended March 31, 2024, GAIL did not pay any dividends to its immediate parent.
During the three months ended March 31, 2024, Ark declared a $33 million dividend to its shareholders, including $24 million that was paid to White Mountains in April 2024. As of March 31, 2024, Ark and its intermediate holding companies had $33 million of net unrestricted cash and short-term investments outside of its regulated and unregulated insurance and reinsurance operating subsidiaries.
WM Outrigger Re is a special purpose insurer subject to regulation and supervision by the BMA. WM Outrigger Re does not require regulatory approval to pay dividends, however, its dividend capacity is limited to amounts held outside of the collateral trust pursuant to the reinsurance agreement with GAIL. As of March 31, 2024, WM Outrigger Re had less than $1 million of net unrestricted cash and investments held outside the collateral trust. As of March 31, 2024, WM Outrigger Re had $215 million of statutory capital and surplus and $222 million of assets held in the collateral trusts pursuant to the reinsurance agreement with GAIL.
During January 2024, White Mountains received an initial return of capital of $68 million from WM Outrigger Re for business written in the 2023 underwriting year. White Mountains expects to receive any additional return of capital and associated profits from business written in the 2023 underwriting year beginning in the third quarter of 2024.

HG Global/BAM
As of March 31, 2024, HG Global had $619 million face value of preferred shares outstanding, of which White Mountains owned 96.9%. Holders of the HG Global preferred shares are entitled to receive cumulative dividends at a fixed annual rate of 6.0% on a quarterly basis, when and if declared by HG Global. As of March 31, 2024, HG Global has accrued $430 million of dividends payable to holders of its preferred shares, $415 million of which is payable to White Mountains and is eliminated in consolidation. As of March 31, 2024, HG Global and its subsidiaries had less than $1 million of net unrestricted cash outside of HG Re.
HG Re is a special purpose insurer subject to regulation and supervision by the BMA. HG Re does not require regulatory approval to pay dividends, however, its dividend capacity is limited to amounts held outside of the Collateral Trusts pursuant to the FLRT with BAM. As of March 31, 2024, HG Re had $1 million of net unrestricted cash and investments. As of March 31, 2024, HG Re had $132 million of accrued interest on the BAM Surplus Notes held outside the Collateral Trusts. As of March 31, 2024, HG Re had $792 million of statutory capital and surplus and $933 million of assets held in the Collateral Trusts.

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
The Supplemental Trust Target Balance is $603 million, less the amount of cash and securities in the Regulation 114 Trust in excess of its target balance.  If, at the end of any quarter, the Supplemental Trust balance exceeds the Supplemental Trust Target Balance, such excess may be distributed to HG Re.  The distribution will be made first as an assignment of accrued interest on the BAM Surplus Notes and second in cash and/or fixed income securities.  As the BAM Surplus Notes are repaid over time, the BAM Surplus Notes will be replaced in the Supplemental Trust by cash and fixed income securities. The Supplemental Trust balance as of March 31, 2024 was $602 million.
As of March 31, 2024, the Collateral Trusts held assets of $933 million, which included $593 million of cash and investments, $322 million of BAM Surplus Notes and $18 million of interest receivable on the BAM Surplus Notes.
Through 2024, the interest rate on the BAM Surplus Notes is a variable rate equal to the one-year U.S. Treasury rate plus 300 basis points, set annually. During 2024, the interest rate on the BAM Surplus Notes is 8.2%. Beginning in 2025, the interest rate will be fixed at 8.2%, the higher of the rate set in 2024 and 8.0%. Under its agreements with HG Global, BAM is required to seek regulatory approval to pay principal and interest on the BAM Surplus Notes only to the extent that its remaining qualified statutory capital and other capital resources continue to support its outstanding obligations, its business plan and its “AA/stable” rating from Standard & Poor’s. No payment of principal or interest on the BAM Surplus Notes may be made without the approval of the NYDFS.
During the three months ended March 31, 2024, BAM made no repayments of the BAM Surplus Notes or accrued interest. See Note 10 — “Municipal Bond Guarantee Insurance.”

Kudu
During the three months ended March 31, 2024, Kudu distributed $2 million to unitholders, substantially all of which was paid to White Mountains. As of March 31, 2024, Kudu had $11 million of net unrestricted cash and short-term investments.

Bamboo
During any 12-month period, Bamboo Captive, a class 2 licensed Bermuda insurer, has the ability to make capital distributions of up to 15% of its total statutory capital reported in the previous year’s statutory financial statements without prior approval of Bermuda regulatory authorities. Accordingly, Bamboo Captive will have the ability to pay a dividend of up to $1 million during 2024, which is equal to 15% of its December 31, 2023 statutory capital surplus of $5 million, subject to meeting all appropriate liquidity and solvency requirements. During the three months ended March 31, 2024, Bamboo Captive did not pay any dividends to its immediate parent. As of March 31, 2024, Bamboo Captive had $2 million of net unrestricted cash and short-term investments.
As of March 31, 2024, Bamboo had $15 million of net unrestricted cash and short-term investments outside of Bamboo Captive.

Other Operations
During the three months ended March 31, 2024, White Mountains paid a $3 million common share dividend. As of March 31, 2024, the Company and its intermediate holding companies had $427 million of net unrestricted cash, short-term investments and fixed maturity investments, $466 million of MediaAlpha common stock, $152 million of common equity securities and $383 million of private equity and hedge funds, ILS funds and certain unconsolidated entities.

Financing

The following table presents White Mountains’s capital structure as of March 31, 2024 and December 31, 2023:

$ in Millions	March 31, 2024	December 31, 2023
Ark 2007 Subordinated Notes (1)	$—	$30.0
Ark 2021 Subordinated Notes (1)(2)	155.4	155.5
HG Global Senior Notes (1)(2)	147.0	146.9
Kudu Credit Facility (1)(2)	203.8	203.8
Other Operations debt (1)(2)	25.9	28.4
Total debt	532.1	564.6
Noncontrolling interests—excluding BAM	569.3	460.9
Total White Mountains’s common shareholders’ equity	4,470.4	4,240.5
Total capital	5,571.8	5,266.0
HG Global’s unearned premium reserve (3)	267.7	265.4
HG Global’s net deferred acquisition costs (3)	(77.3)	(76.5)
Time-value discount on expected future payments on the BAM Surplus Notes (3)	(86.3)	(87.9)
Total adjusted capital	$5,675.9	$5,367.0
Total debt to total adjusted capital	9.4%	10.5%
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

Covenant Compliance
As of March 31, 2024, White Mountains was in compliance in all material respects with all of the covenants under its debt instruments.

Share Repurchase Programs

White Mountains’s Board of Directors has authorized the Company to repurchase its common shares from time to time, subject to market conditions. The repurchase authorizations do not have a stated expiration date. As of March 31, 2024, White Mountains may repurchase an additional 301,014 shares under these Board authorizations. In addition, from time to time, White Mountains has also repurchased its common shares through self-tender offers that were separately approved by its Board of Directors.
During the three months ended March 31, 2024, White Mountains repurchased and retired 5,269 of its common shares for $8 million at an average share price of $1,505, which was approximately 84% of White Mountains’s adjusted book value per share as of March 31, 2024. All of the shares White Mountains repurchased in the first three months of 2024 were to satisfy employee income tax withholding pursuant to employee benefit plans, which do not reduce the amount available under the Board repurchase authorizations.
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

Cash Flows

Detailed information concerning White Mountains’s cash flows from continuing operations during the three months ended March 31, 2024 and 2023 follows:

Cash flows from operations for the three months ended March 31, 2024 and March 31, 2023

Net cash provided from operations was $37 million for the three months ended March 31, 2024 compared to $86 million for the three months ended March 31, 2023. For the three months ended March 31, 2024, there were no contributions to or proceeds from Kudu’s Participation Contracts, compared to $31 million of contributions and $63 million of proceeds in the three months ended March 31, 2023. As of March 31, 2024, the Company and its intermediate holding companies had $427 million of net unrestricted cash, short-term investments and fixed maturity investments, $466 million of MediaAlpha common stock, $152 million of common equity securities and $383 million of private equity funds, hedge funds, ILS funds and unconsolidated entities.

Cash flows from investing and financing activities for the three months ended March 31, 2024

Financing and Other Capital Activities
During the three months ended March 31, 2024, the Company declared and paid a $3 million cash dividend to its common shareholders.
During the three months ended March 31, 2024, White Mountains repurchased and retired 5,269 of its common shares for $8 million, all of which were to satisfy employee income tax withholding pursuant to employee benefit plans.
During the three months ended March 31, 2024, Ark repaid the outstanding balance of $30 million and extinguished the Ark 2007 Subordinated Notes.
During the three months ended March 31, 2024, BAM received $11 million in MSC.

Acquisitions and Dispositions
On January 2, 2024, White Mountains closed the Bamboo Transaction in accordance with the terms of the Bamboo Merger Agreement, investing $297 million of equity into Bamboo, which included the contribution of $36 million to retire Bamboo’s legacy credit facility and the contribution of $20 million of primary capital.

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
The value of HG Global’s unearned premium reserve, net of deferred acquisition costs, was $196 million, $195 million, and $179 million as of March 31, 2024, December 31, 2023 and March 31, 2023, respectively.
Under GAAP, White Mountains is required to carry the BAM Surplus Notes, including accrued interest, at nominal value with no consideration for time value of money. Based on a debt service model that forecasts operating results for BAM through maturity of the BAM Surplus Notes, the present value of the BAM Surplus Notes, including accrued interest and using an 8% discount rate, was estimated to be $89 million, $91 million and $96 million less than the nominal GAAP carrying values as of March 31, 2024, December 31, 2023 and March 31, 2023, respectively.
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

Kudu’s EBITDA and adjusted EBITDA
Kudu's EBITDA and adjusted EBITDA are non-GAAP financial measures. EBITDA is a non-GAAP financial measure that adds back interest expense on debt, income tax (expense) benefit, depreciation and amortization of other intangible assets to GAAP net income (loss). Adjusted EBITDA is a non-GAAP financial measure that excludes certain other items in GAAP net income (loss) in addition to those added back to calculate EBITDA. The items relate to (i) net realized and unrealized investment gains (losses) on Kudu's Participation Contracts, (ii) non-cash equity-based compensation expense and (iii) transaction expenses. A description of each item follows:
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

Bamboo’s MGA pre-tax income (loss), MGA net income (loss), MGA EBITDA and MGA adjusted EBITDA
Bamboo’s MGA pre-tax income (loss), MGA net income (loss), MGA EBITDA and MGA adjusted EBITDA are non-GAAP financial measures.
MGA pre-tax income (loss) and MGA net income (loss) are non-GAAP financial measures that exclude the results of the Bamboo Captive, which is consolidated under GAAP, from Bamboo’s consolidated GAAP pre-tax income (loss) and net income (loss). The following table presents the reconciliation from Bamboo’s consolidated GAAP pre-tax income (loss) to MGA pre-tax income (loss):

Millions	Three Months Ended March 31, 2024
Bamboo’s consolidated GAAP pre-tax income (loss)	$.9
Remove pre-tax (income) loss, Bamboo Captive	.6
MGA pre-tax income (loss)	$1.5

MGA EBITDA is a non-GAAP financial measure that adds back interest expense on debt, income tax (expense) benefit, depreciation and amortization of other intangible assets to MGA net income (loss). MGA adjusted EBITDA is a non-GAAP financial measure that excludes certain other items in GAAP net income (loss) in addition to those added back to calculate MGA EBITDA. The items relate to (i) non-cash equity-based compensation expense, (ii) software implementation expenses and (iii) restructuring expenses. A description of each item follows:
•Non-cash equity-based compensation expense - Represents non-cash expenses related to Bamboo’s management compensation that are settled with equity units in Bamboo.
•Software implementation expenses - Represents costs directly related to Bamboo’s implementation of new software.
•Restructuring expenses - Represents costs directly related to Bamboo’s corporate restructuring.
White Mountains believes that these non-GAAP financial measures are useful to management and investors in evaluating Bamboo’s performance. See page 61 for the reconciliation of Bamboo’s consolidated GAAP net income (loss) to MGA net income (loss), MGA EBITDA and MGA adjusted EBITDA.

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
The following tables present reconciliations from GAAP to the reported percentages for three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Total consolidated portfolio return	4.6%	4.5%
Remove MediaAlpha	(3.4)%	(1.5)%
Total consolidated portfolio return excluding MediaAlpha	1.2%	3.0%

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

CRITICAL ACCOUNTING ESTIMATES

Refer to the Company’s 2023 Annual Report on Form 10-K for a complete discussion regarding White Mountains’s critical accounting estimates.

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

These statements are based on certain assumptions and analyses made by White Mountains in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors believed to be appropriate in the circumstances. However, whether actual results and developments will conform to its expectations and predictions is subject to risks and uncertainties that could cause actual results to differ materially from expectations, including:

•the risks that are described from time to time in White Mountains’s filings with the Securities and Exchange Commission, including but not limited to White Mountains’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023;
•claims arising from catastrophic events, such as hurricanes, windstorms, earthquakes, floods, wildfires, tornadoes, tsunamis, severe weather, public health crises, terrorist attacks, war and war-like actions, explosions, infrastructure failures or cyber-attacks;
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

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

Refer to White Mountains’s 2023 Annual Report on Form 10-K and in particular Item 7A. - “Quantitative and Qualitative Disclosures About Market Risk.”

Item 4.Controls and Procedures.

The Principal Executive Officer (“PEO”) and the Principal Financial Officer (“PFO”) of White Mountains have evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2024. Based on that evaluation, the PEO and PFO have concluded that White Mountains’s disclosure controls and procedures are adequate and effective.
There were no changes to White Mountains’s internal control over financial reporting that occurred during the first quarter of 2024 that have materially affected, or are reasonably likely to materially affect, White Mountains’s internal control over financial reporting.

Part II.OTHER INFORMATION

Item 1.Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes to any of the risk factors previously disclosed in the Registrant’s 2023 Annual Report on Form 10-K.

Item 2.Issuer Purchases of Equity Securities.

Months	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (1)
January 1 - January 31, 2024	5,269	$1,505.01	—	301,014
February 1 - February 29, 2024	—	$—	—	301,014
March 1 - March 31, 2024	—	$—	—	301,014
Total	5,269	$1,505.01	—	301,014
(1) White Mountains’s Board of Directors has authorized the Company to repurchase its common shares, from time to time, subject to market conditions. The repurchase authorizations do not have a stated expiration date.

Item 3. Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

None.

Item 5.Other Information.

None.

Item 6.Exhibits.

(a)	Exhibit number		Name
	2.1	—	Plan of Reorganization (incorporated by reference herein to the Company’s Registration Statement on S-4 (No. 333-87649) dated September 23, 1999)
	3.1	—	Memorandum of Continuance of the Company (incorporated by reference herein to Exhibit (3)(i) of the Company’s Current Report on Form 8-K dated November 1, 1999)
	3.2	—	Amended and Restated Bye-Laws of the Company (incorporated by reference herein to Exhibit 3 of the Company’s Report on Form 10-Q dated May 2, 2017)
	10.1	—	Offer Letter, dated as of February 22, 2024, between the Company and Giles Harrison (incorporated by reference herein to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 10, 2024)
	31.1	—	Principal Executive Officer Certification Pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934, as Amended. (*)
	31.2	—	Principal Financial Officer Certification Pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934, as Amended. (*)
	32.1	—	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)
	32.2	—	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)
	101	—	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(*)	Included herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
(Registrant)

Date:	May 9, 2024	By: /s/ Michaela J. Hildreth
Michaela J. Hildreth
Managing Director and Chief Accounting Officer