Form 10-Q
period 2024-06-30
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2024-08-07
CIK 776867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2024

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

As of August 2, 2024, 2,568,283 common shares with a par value of $1.00 per share were outstanding (which includes 35,525 restricted common shares that were not vested at such date).

WHITE MOUNTAINS INSURANCE GROUP, LTD.

Part I.FINANCIAL INFORMATION.
Item 1.Financial Statements
WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

Millions, except share and per share amounts	June 30, 2024	December 31, 2023
Assets
P&C Insurance and Reinsurance (Ark/WM Outrigger)
Fixed maturity investments, at fair value	$1,005.5	$866.8
Common equity securities, at fair value	422.3	400.6
Short-term investments, at fair value	904.5	962.8
Other long-term investments	491.3	440.9
Total investments	2,823.6	2,671.1
Cash (restricted $3.6 and $0.7)	156.3	90.5
Reinsurance recoverables	863.8	442.0
Insurance premiums receivable	1,175.4	612.2
Deferred acquisition costs	245.3	145.3
Goodwill and other intangible assets	292.5	292.5
Other assets	147.0	125.0
Total P&C Insurance and Reinsurance assets	5,703.9	4,378.6
Financial Guarantee (HG Global/BAM)
Fixed maturity investments, at fair value	1,039.4	1,012.3
Short-term investments, at fair value	51.3	70.6
Total investments	1,090.7	1,082.9
Cash	5.0	6.7
Insurance premiums receivable	6.4	5.5
Deferred acquisition costs	41.7	40.1
Other assets	36.3	36.8
Total Financial Guarantee assets	1,180.1	1,172.0
Asset Management (Kudu)
Short-term investments, at fair value	37.6	29.3
Other long-term investments	907.1	896.3
Total investments	944.7	925.6
Cash	1.1	1.4
Accrued investment income	15.1	17.6
Goodwill and other intangible assets	8.1	8.3
Other assets	35.4	6.5
Total Asset Management assets	1,004.4	959.4
P&C Insurance Distribution (Bamboo)
Fixed maturity investments, at fair value	33.2	—
Short-term investments, at fair value	19.8	—
Total investments	53.0	—
Cash (restricted $60.5 and $0.0)	68.9	—
Premiums, commissions and fees receivable	58.0	—
Goodwill and other intangible assets	363.0	—
Other assets	18.8	—
Total P&C Insurance Distribution assets	561.7	—
Other Operations
Fixed maturity investments, at fair value	266.7	230.2
Common equity securities, at fair value	208.5	137.8
Investment in MediaAlpha, at fair value	235.2	254.9
Short-term investments, at fair value	192.3	425.2
Other long-term investments	624.0	661.0
Total investments	1,526.7	1,709.1
Cash	23.9	23.8
Insurance premiums receivable	21.7	—
Goodwill and other intangible assets	67.4	69.8
Other assets	77.1	73.2
Total Other Operations assets	1,716.8	1,875.9
Total assets	$10,166.9	$8,385.9
See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS (CONTINUED)
(Unaudited)

Millions, except share and per share amounts	June 30, 2024	December 31, 2023
Liabilities
P&C Insurance and Reinsurance (Ark/WM Outrigger)
Loss and loss adjustment expense reserves	$1,890.1	$1,605.1
Unearned insurance premiums	1,526.1	743.6
Debt	155.0	185.5
Reinsurance payable	367.3	81.1
Contingent consideration	107.3	94.0
Other liabilities	157.2	166.8
Total P&C Insurance and Reinsurance liabilities	4,203.0	2,876.1
Financial Guarantee (HG Global/BAM)
Unearned insurance premiums	333.2	325.8
Debt	147.2	146.9
Accrued incentive compensation	17.3	27.2
Other liabilities	34.8	31.8
Total Financial Guarantee liabilities	532.5	531.7
Asset Management (Kudu)
Debt	203.3	203.8
Other liabilities	67.9	71.6
Total Asset Management liabilities	271.2	275.4
P&C Insurance Distribution (Bamboo)
Loss and loss adjustment expense reserves	16.6	—
Unearned insurance premiums	23.6	—
Premiums and commissions payable	78.8	—
Other liabilities	28.2	—
Total P&C Insurance Distribution liabilities	147.2	—
Other Operations
Loss and loss adjustment expense reserves	3.9	—
Unearned insurance premiums	22.6	—
Debt	24.7	28.4
Accrued incentive compensation	58.5	87.7
Other liabilities	31.1	25.0
Total Other Operations liabilities	140.8	141.1
Total liabilities	5,294.7	3,824.3
Equity
White Mountains’s common shareholders’ equity
White Mountains’s common shares at $1 par value per share—authorized 50,000,000 shares; issued and outstanding 2,568,283 and 2,560,452 shares	2.6	2.6
Paid-in surplus	558.7	548.7
Retained earnings	3,863.1	3,690.8
Accumulated other comprehensive income (loss), after-tax:
Net unrealized gains (losses) from foreign currency translation	(1.8)	(1.6)
Total White Mountains’s common shareholders’ equity	4,422.6	4,240.5
Noncontrolling interests	449.6	321.1
Total equity	4,872.2	4,561.6
Total liabilities and equity	$10,166.9	$8,385.9
See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2024	2023	2024	2023
Revenues:
P&C Insurance and Reinsurance (Ark/WM Outrigger)
Earned insurance premiums	$318.3	$293.3	$621.1	$548.4
Net investment income	22.3	13.7	42.2	24.3
Net realized and unrealized investment gains (losses)	20.3	18.0	30.9	42.5
Other revenues	2.4	(2.0)	5.9	(4.7)
Total P&C Insurance and Reinsurance revenues	363.3	323.0	700.1	610.5

Financial Guarantee (HG Global/BAM)
Earned insurance premiums	9.0	7.7	16.8	15.4
Net investment income	10.4	7.6	20.1	14.8
Net realized and unrealized investment gains (losses)	(4.3)	(9.9)	(14.4)	7.1
Other revenues	.6	.5	1.1	1.3
Total Financial Guarantee revenues	15.7	5.9	23.6	38.6

Asset Management (Kudu)
Net investment income	15.7	14.7	32.9	28.9
Net realized and unrealized investment gains (losses)	54.5	4.6	48.0	34.2
Total Asset Management revenues	70.2	19.3	80.9	63.1

P&C Insurance Distribution (Bamboo)
Commission and fee revenues	32.7	—	54.6	—
Earned insurance premiums	8.0	—	16.4	—
Other revenues	1.3	—	2.1	—
Total P&C Insurance Distribution revenues	42.0	—	73.1	—

Other Operations
Earned insurance premiums	8.6	—	8.6	—
Net investment income	8.4	7.0	18.3	14.0
Net realized and unrealized investment gains (losses)	8.5	76.0	30.7	117.8
Net realized and unrealized investment gains (losses) from investment in MediaAlpha	(139.2)	(77.3)	71.5	7.9
Commission and fees revenues	3.4	3.2	7.0	6.5
Other revenues	14.5	21.3	28.9	51.9
Total Other Operations revenues	(95.8)	30.2	165.0	198.1
Total revenues	$395.4	$378.4	$1,042.7	$910.3
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2024	2023	2024	2023
Expenses:
P&C Insurance and Reinsurance (Ark/WM Outrigger)
Loss and loss adjustment expenses	$175.7	$167.5	$355.7	$315.3
Acquisition expenses	68.2	61.4	134.5	121.2
General and administrative expenses	42.9	34.9	85.1	70.1
Change in fair value of contingent consideration	13.3	2.2	13.3	(.2)
Interest expense	4.7	5.2	10.1	10.2
Total P&C Insurance and Reinsurance expenses	304.8	271.2	598.7	516.6

Financial Guarantee (HG Global/BAM)
Acquisition expenses	2.2	1.5	4.4	4.2
General and administrative expenses	17.2	14.9	34.5	32.2
Interest expense	4.1	2.5	7.6	7.0
Total Financial Guarantee expenses	23.5	18.9	46.5	43.4

Asset Management (Kudu)
General and administrative expenses	3.5	4.0	6.9	7.8
Interest expense	5.4	5.3	11.0	10.0
Total Asset Management expenses	8.9	9.3	17.9	17.8

P&C Insurance Distribution (Bamboo)
Broker commission expenses	12.7	—	22.0	—
Loss and loss adjustment expenses	4.3	—	10.1	—
Acquisition expenses	2.9	—	6.0	—
General and administrative expenses	15.7	—	27.7	—
Total P&C Insurance Distribution expenses	35.6	—	65.8	—

Other Operations
Loss and loss adjustment expenses	3.9	—	3.9	—
Acquisition expenses	2.6	—	2.6	—
Cost of sales	7.0	11.6	14.6	25.5
General and administrative expenses	43.2	48.8	93.5	88.5
Interest expense	.6	1.2	1.3	2.0
Total Other Operations expenses	57.3	61.6	115.9	116.0
Total expenses	430.1	361.0	844.8	693.8
Pre-tax income (loss)	(34.7)	17.4	197.9	216.5
Income tax (expense) benefit	(6.5)	(.2)	(17.3)	(12.1)
Net income (loss)	(41.2)	17.2	180.6	204.4
Net (income) loss attributable to noncontrolling interests	(13.4)	2.4	1.2	(5.3)
Net income (loss) attributable to White Mountains’s common shareholders	$(54.6)	$19.6	$181.8	$199.1
See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2024	2023	2024	2023
Net income (loss) attributable to White Mountains’s common shareholders	$(54.6)	$19.6	$181.8	$199.1
Other comprehensive income (loss), net of tax	.1	1.4	(.2)	2.6
Comprehensive income (loss)	(54.5)	21.0	181.6	201.7
Other comprehensive (income) loss attributable to noncontrolling interests	(.1)	(.4)	—	(.8)
Comprehensive income (loss) attributable to White Mountains’s common shareholders	$(54.6)	$20.6	$181.6	$200.9

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Earnings (loss) per share attributable to White Mountains’s common shareholders:
Basic earnings (loss) per share
Continuing operations	$(21.24)	$7.65	$70.93	$77.57
Discontinued operations	—	—	—	—
Total consolidated operations	$(21.24)	$7.65	$70.93	$77.57
Diluted earnings (loss) per share
Continuing operations	$(21.24)	$7.65	$70.93	$77.57
Discontinued operations	—	—	—	—
Total consolidated operations	$(21.24)	$7.65	$70.93	$77.57
Dividends declared and paid per White Mountains’s common share	$—	$—	$1.00	$1.00
See Notes to Consolidated Financial Statements.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	White Mountains’s Common Shareholders’ Equity
Millions	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Non-controlling interest	Total Equity
Balance as of March 31, 2024	$554.5	$3,917.7	$(1.8)	$4,470.4	$420.2	$4,890.6
Net income (loss)	—	(54.6)	—	(54.6)	13.4	(41.2)
Other comprehensive income (loss), net of tax	—	—	—	—	.1	.1
Total comprehensive income (loss)	—	(54.6)	—	(54.6)	13.5	(41.1)
Dividends to noncontrolling interests	—	—	—	—	.5	.5
Issuances of common shares	2.6	—	—	2.6	—	2.6
Repurchases and retirements of common shares	—	—	—	—	—	—
BAM member surplus contribution, net of tax	—	—	—	—	14.6	14.6
Amortization of restricted share awards	4.3	—	—	4.3	—	4.3
Recognition of equity-based compensation expense of subsidiaries	.9	—	—	.9	.4	1.3
Net contributions and dilution from other noncontrolling interests	(1.0)	—	—	(1.0)	.4	(.6)
Balance as of June 30, 2024	$561.3	$3,863.1	$(1.8)	$4,422.6	$449.6	$4,872.2

	White Mountains’s Common Shareholders’ Equity
Millions	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Non-controlling interest	Total Equity
Balance as of March 31, 2023	$537.8	$3,367.3	$(2.7)	$3,902.4	$190.4	$4,092.8
Net income (loss)	—	19.6	—	19.6	(2.4)	17.2
Other comprehensive income (loss), net of tax	—	—	1.0	1.0	.4	1.4
Total comprehensive income (loss)	—	19.6	1.0	20.6	(2.0)	18.6
Dividends to noncontrolling interests	—	—	—	—	(.6)	(.6)
Issuances of common shares	2.0	—	—	2.0	—	2.0
Repurchases and retirements of common shares	(1.2)	(6.2)	—	(7.4)	—	(7.4)
BAM member surplus contributions, net of tax	—	—	—	—	14.7	14.7
Amortization of restricted share awards	4.1	—	—	4.1	—	4.1
Recognition of equity-based compensation expense of subsidiaries	.5	—	—	.5	.1	.6
Net contributions and dilution from other noncontrolling interests	—	—	—	—	1.1	1.1
Balance as of June 30, 2023	$543.2	$3,380.7	$(1.7)	$3,922.2	$203.7	$4,125.9
See Notes to Consolidated Financial Statements.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)
(Unaudited)

	White Mountains’s Common Shareholders’ Equity
Millions	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Non-controlling interest	Total Equity
Balance as of January 1, 2024	$551.3	$3,690.8	$(1.6)	$4,240.5	$321.1	$4,561.6
Net income (loss)	—	181.8	—	181.8	(1.2)	180.6
Other comprehensive income (loss), net of tax	—	—	(.2)	(.2)	—	(.2)
Total comprehensive income (loss)	—	181.8	(.2)	181.6	(1.2)	180.4
Dividends declared on common shares	—	(2.5)	—	(2.5)	—	(2.5)
Dividends to noncontrolling interests	—	—	—	—	(9.3)	(9.3)
Issuances of common shares	2.9	—	—	2.9	—	2.9
Repurchases and retirements of common shares	(1.1)	(7.0)	—	(8.1)	—	(8.1)
BAM member surplus contributions, net of tax	—	—	—	—	26.0	26.0
Amortization of restricted share awards	7.5	—	—	7.5	—	7.5
Recognition of equity-based compensation expense of subsidiaries	1.5	—	—	1.5	.6	2.1
Net contributions (distributions) and dilution from other noncontrolling interests	(.8)	—	—	(.8)	1.3	.5
Acquisition of noncontrolling interests - Bamboo	—	—	—	—	111.1	111.1
Balance as of June 30, 2024	$561.3	$3,863.1	$(1.8)	$4,422.6	$449.6	$4,872.2

	White Mountains’s Common Shareholders’ Equity
Millions	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Non-controlling interest	Total Equity
Balance as of January 1, 2023	$538.6	$3,211.8	$(3.5)	$3,746.9	$188.1	$3,935.0
Net income (loss)	—	199.1	—	199.1	5.3	204.4
Other comprehensive income (loss), net of tax	—	—	1.8	1.8	.8	2.6
Total comprehensive income (loss)	—	199.1	1.8	200.9	6.1	207.0
Dividends declared on common shares	—	(2.6)	—	(2.6)	—	(2.6)
Dividends to noncontrolling interests	—	—	—	—	(7.8)	(7.8)
Issuances of common shares	2.1	—	—	2.1	—	2.1
Repurchases and retirements of common shares	(5.1)	(27.6)	—	(32.7)	—	(32.7)
BAM member surplus contributions, net of tax	—	—	—	—	26.5	26.5
Amortization of restricted share awards	7.2	—	—	7.2	—	7.2
Recognition of equity-based compensation expense of subsidiaries	.9	—	—	.9	.3	1.2
Net contributions and dilution from other noncontrolling interests	(.5)	—	—	(.5)	(.1)	(.6)
Disposition of noncontrolling interests	—	—	—	—	(9.4)	(9.4)
Balance as of June 30, 2023	$543.2	$3,380.7	$(1.7)	$3,922.2	$203.7	$4,125.9
See Notes to Consolidated Financial Statements.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
Millions	2024	2023
Cash flows from operations:
Net income (loss)	$180.6	$204.4
Adjustments to reconcile net income to net cash provided from (used for) operations:
Net realized and unrealized investment (gains) losses	(95.2)	(201.6)
Net realized and unrealized investment (gains) losses from investment in MediaAlpha	(71.5)	(7.9)
Deferred income tax expense (benefit)	(.4)	(4.5)
Amortization of restricted share awards	7.5	7.2
Amortization (accretion) and depreciation	(4.8)	(5.0)
Change in fair value of contingent consideration - Ark	13.3	(.2)
Other operating items:
Net change in reinsurance recoverables	(421.8)	(74.4)
Net change in insurance premiums, commissions and fees receivable	(605.8)	(532.9)
Net change in deferred acquisition costs	(101.6)	(106.3)
Net change in loss and loss adjustment expense reserves	296.2	124.5
Net change in unearned insurance premiums	816.0	758.7
Net change in reinsurance payable	286.2	(4.1)
Net change in premiums and commissions payable	29.6	—
Contributions to Kudu’s Participation Contracts	(.2)	(81.6)
Proceeds from Kudu’s Participation Contracts sold	9.4	74.6
Net other operating activities	(84.2)	5.8
Net cash provided from (used for) operations	253.3	156.7
Cash flows from investing activities:
Net change in short-term investments	317.3	(42.6)
Sales of fixed maturity investments	262.2	90.5
Maturities, calls and paydowns of fixed maturity investments	228.3	146.3
Sales of common equity securities and investment in MediaAlpha	162.4	119.2
Distributions and redemptions of other long-term investments	116.1	18.7
Proceeds from the sale of Other Operating Businesses, net of cash sold of $0.0 and $0.8	—	17.3
Purchases of consolidated subsidiaries, net of cash acquired of $44.9 and $0.0	(231.8)	—
Purchases of fixed maturity investments	(732.6)	(240.5)
Purchases of common equity securities and investment in MediaAlpha	(121.1)	(104.2)
Purchases of other long-term investments	(109.9)	(215.9)
Net other investing activities	14.9	(11.6)
Net cash provided from (used for) investing activities	(94.2)	(222.8)
Cash flows from financing activities:
Draw down of debt and revolving lines of credit	—	12.0
Repayment of debt and revolving lines of credit	(34.1)	(23.1)
Cash dividends paid to common shareholders	(2.5)	(2.6)
Repurchases and retirements of common shares	(8.1)	(32.7)
BAM member surplus contributions	26.0	26.5
Net contributions from (distributions to) other noncontrolling interests	(10.1)	(7.5)
Fidus Re premium payments	(6.9)	(6.9)
Net other financing activities	9.4	(.1)
Net cash provided from (used for) financing activities	(26.3)	(34.4)
Net change in cash during the period	132.8	(100.5)
Cash balances at beginning of period (includes restricted cash balances of $0.7 and $12.2)	122.4	255.0
Cash balances at end of period (includes restricted cash balances of $64.1 and $13.4)	$255.2	$154.5
Supplemental cash flows information:
Interest paid	$(31.4)	$(11.6)
Net income tax payments	(14.4)	(27.8)
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

Reportable Segments
As of June 30, 2024, White Mountains conducted its operations through four reportable segments: (1) Ark/WM Outrigger, (2) HG Global/BAM, (3) Kudu and (4) Bamboo, with its remaining operating businesses, holding companies and other assets included in Other Operations. White Mountains has made its segment determination based on consideration of the following criteria: (i) the nature of the business activities of each of the Company’s subsidiaries and affiliates; (ii) the manner in which the Company’s subsidiaries and affiliates are organized; (iii) the existence of primary managers responsible for specific subsidiaries and affiliates; and (iv) the organization of information provided to the Company’s chief operating decision makers and its Board of Directors. See Note 14 — “Segment Information.”
The Ark/WM Outrigger segment consists of Ark Insurance Holdings Limited and its subsidiaries (collectively, “Ark”) and Outrigger Re Ltd. Segregated Account 2023-1 (“WM Outrigger Re”) (collectively with Ark, “Ark/WM Outrigger”). Ark is a specialty property and casualty insurance and reinsurance company that offers a wide range of niche insurance and reinsurance products, including property, specialty, marine & energy, accident & health and casualty. Ark underwrites select coverages through Lloyd’s Syndicates 4020 and 3902 (the “Syndicates”) and its wholly-owned subsidiary Group Ark Insurance Limited (“GAIL”). White Mountains acquired a controlling ownership interest in Ark on January 1, 2021 (the “Ark Transaction”). As of June 30, 2024 and December 31, 2023, White Mountains owned 72.0% of Ark on a basic shares outstanding basis (61.9% after taking account of management’s equity incentives). The remaining shares are owned by current and former employees of Ark. In the future, management rollover shareholders could earn additional shares in Ark if and to the extent that White Mountains achieves certain thresholds for its multiple of invested capital return. If fully earned, these additional shares would represent 12.3% of the shares outstanding as of June 30, 2024. The liability related to these additional shares is recorded as contingent consideration. During the fourth quarter of 2022, Ark sponsored the formation of Outrigger Re Ltd., a Bermuda company registered as a special purpose insurer and segregated accounts company, to provide reinsurance capacity to Ark. White Mountains consolidates the results of its segregated account, WM Outrigger Re, in its financial statements. See Note 2 — “Significant Transactions.” As of June 30, 2024 and December 31, 2023, White Mountains owned 100.0% of WM Outrigger Re’ s preferred equity.

The HG Global/BAM segment consists of HG Global Ltd. and its wholly-owned subsidiaries (collectively, “HG Global”) and the consolidated results of Build America Mutual Assurance Company (“BAM”) (collectively with HG Global, “HG Global/BAM”). BAM is the first and only mutual municipal bond insurance company in the United States. By insuring the timely payment of principal and interest, BAM provides market access to, and lowers interest expense for, issuers of municipal bonds used to finance essential public purpose projects, such as schools, utilities and transportation facilities. BAM is owned by and operated for the benefit of its members, the municipalities whose debt issuances are insured by BAM. HG Global was established to fund the startup of BAM and, through its reinsurance subsidiary, HG Re Ltd. (“HG Re”), to provide up to 15%-of-par, first loss reinsurance protection for policies underwritten by BAM. HG Global, together with its subsidiaries, funded the initial capitalization of BAM through the purchase of $503.0 million of surplus notes issued by BAM (the “BAM Surplus Notes”). As of June 30, 2024 and December 31, 2023, White Mountains owned 96.9% of HG Global’s preferred equity and 88.4% of its common equity. White Mountains does not have an ownership interest in BAM. However, White Mountains is required to consolidate BAM’s results in its financial statements because BAM is a variable interest entity (“VIE”) for which White Mountains is the primary beneficiary. BAM’s results are all attributed to noncontrolling interests.
The Kudu segment consists of Kudu Investment Management, LLC and its subsidiaries (collectively “Kudu”). Kudu provides capital solutions for boutique asset and wealth managers for a variety of purposes including generational ownership transfers, management buyouts, acquisition and growth finance and legacy partner liquidity. Kudu also provides strategic assistance to investees from time to time. Kudu’s capital solutions generally are structured as minority preferred equity stakes with distribution rights, typically tied to gross revenues and designed to generate immediate cash yields. As of June 30, 2024 and December 31, 2023, White Mountains owned 89.4% and 89.6% of Kudu’s basic units outstanding (76.2% and 76.3% on a fully-diluted, fully-converted basis).
The Bamboo segment consists of PM Holdings LLC (“Bamboo Holdings”), Bamboo Ide8 Insurance Services LLC (“Bamboo MGA”) and Ide8 Limited (“Bamboo Captive”) (collectively with Bamboo Holdings and Bamboo MGA, “Bamboo”). Bamboo is a capital-light, tech- and data-enabled insurance distribution platform providing homeowners’ insurance and related products to the residential property market in California. Bamboo operates primarily through Bamboo MGA, its full-service managing general agent (“MGA”) business, where the company manages all aspects of the placement process on behalf of its fronting and reinsurance partners, including product development, marketing, underwriting, policy issuance and claims oversight, and it earns commissions based on the volume and profitability of the insurance that it places. It offers both admitted and non-admitted products. Bamboo also operates two separate but integrated businesses: (i) a retail agency, within Bamboo MGA, offering ancillary products on behalf of third parties and (ii) Bamboo Captive, a Bermuda-domiciled captive reinsurer that participates in the underwriting risk of Bamboo’s MGA programs to align interests with reinsurance partners. On January 2, 2024, White Mountains acquired a controlling interest in Bamboo. See Note 2 — “Significant Transactions”. As of June 30, 2024, White Mountains owned 72.8% of the basic units outstanding of Bamboo (63.7% on a fully-diluted, fully-converted basis).
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
In April 2024, White Mountains committed to provide up to $30 million to a Bermuda special purpose collateralized reinsurance vehicle that provides reinsurance capacity to Bamboo (“Bamboo CRV”). During the second quarter of 2024, White Mountains capitalized Bamboo CRV by purchasing $12.1 million of preference shares that were deposited into a collateral trust account. Bamboo CRV entered into a collateralized quota share agreement with Bamboo’s fronting partner to provide reinsurance protection on Bamboo’s admitted and non-admitted business written in the 2024 treaty year. Bamboo CRV is included within Other Operations.

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
Bamboo’s segment income and expenses for three and six months ended June 30, 2024 are presented in Note 14 — “Segment Information.”

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

As of June 30, 2024 and December 31, 2023, short-term investments of $238.6 million and $265.3 million were held in a collateral trust account required to be maintained in relation to WM Outrigger Re’s reinsurance agreements with GAIL.
White Mountains owns 100% of the preference shares linked to its segregated account, WM Outrigger Re. White Mountains consolidates WM Outrigger Re’s results in its financial statements. WM Outrigger Re’s quota share reinsurance agreements with GAIL eliminate in White Mountains’s consolidated financial statements.
During January 2024, White Mountains received a return of capital of $68.1 million from WM Outrigger Re as a result of its reduced capital commitment relating to the 2024 underwriting year.

Note 3.  Investment Securities

White Mountains’s portfolio of investment securities held for general investment purposes consists of fixed maturity investments, short-term investments, common equity securities, its investment in MediaAlpha and other long-term investments. White Mountains’s portfolio of fixed maturity investments, including those within short-term investments, is classified as trading securities. Trading securities are reported at fair value as of the balance sheet date. Short-term investments also include interest-bearing money market funds and certificates of deposit that are carried at fair value. White Mountains’s portfolio of common equity securities, its investment in MediaAlpha and other long-term investments are measured at fair value. Other long-term investments consist primarily of unconsolidated entities, Kudu’s Participation Contracts, private equity funds and hedge funds, a bank loan fund, Lloyd’s trust deposits, ILS funds and private debt instruments. White Mountains has taken the fair value option for its equity method eligible investments. See Note 16 — “Equity Method Eligible Investments”. Net realized and unrealized investment gains (losses) are reported in pre-tax revenues.

Net Investment Income

White Mountains’s net investment income is comprised primarily of interest income associated with White Mountains’s fixed maturity investments and short-term investments, dividend income from common equity securities and distributions from other long-term investments.
The following table presents pre-tax net investment income for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2024	2023	2024	2023
Fixed maturity investments	$23.2	$15.5	$43.9	$30.0
Short-term investments	16.0	11.3	32.0	21.0
Common equity securities	.6	1.3	1.1	2.6
Other long-term investments	18.4	15.3	38.9	29.4
Total investment income	58.2	43.4	115.9	83.0
Third-party investment expenses	(.8)	(.4)	(1.5)	(1.0)
Net investment income, pre-tax	$57.4	$43.0	$114.4	$82.0

Net Realized and Unrealized Investment Gains (Losses)
The following table presents net realized and unrealized investment gains (losses) for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2024	2023	2024	2023
Realized investment gains (losses)
Fixed maturity investments	$(2.9)	$(1.3)	$(8.7)	$(1.4)
Short-term investments	(.1)	.2	(.3)	(.1)
Common equity securities	3.5	12.6	3.5	12.6
Investment in MediaAlpha	91.2	—	91.2	—
Other long-term investments	29.2	1.1	29.5	48.3
Net realized investment gains (losses)	120.9	12.6	115.2	59.4
Unrealized investment gains (losses)
Fixed maturity investments	.3	(11.5)	(7.2)	18.2
Short-term investments	(.1)	.2	(1.1)	1.3
Common equity securities	15.8	18.9	38.9	48.3
Investment in MediaAlpha	(230.4)	(77.3)	(19.7)	7.9
Other long-term investments	33.3	68.5	40.5	74.4
Net unrealized investment gains (losses)	(181.1)	(1.2)	51.4	150.1
Net realized and unrealized investment gains (losses) (1)	$(60.2)	$11.4	$166.6	$209.5
Fixed maturity and short-term investments
Net realized and unrealized investment gains (losses)	$(2.8)	$(12.4)	$(17.3)	$18.0
Less: net realized and unrealized gains (losses) on investment securities sold during the period	.3	.4	(.3)	2.2
Net unrealized investment gains (losses) recognized during the period on investment securities held at the end of the period	$(3.1)	$(12.8)	$(17.0)	$15.8
Common equity securities and investment in MediaAlpha
Net realized and unrealized investment gains (losses) on common equity securities	$19.3	$31.5	$42.4	$60.9
Net realized and unrealized investment gains (losses) from investment in MediaAlpha	(139.2)	(77.3)	71.5	7.9
Total net realized and unrealized investment gains (losses)	(119.9)	(45.8)	113.9	68.8
Less: net realized and unrealized gains (losses) on investment securities sold during the period	(11.0)	3.8	35.4	3.8
Net unrealized investment gains (losses) recognized during the period on investment securities held at the end of the period	$(108.9)	$(49.6)	$78.5	$65.0
(1) For the three months ended June 30, 2024 and 2023, includes $(0.3) and $5.5 of net realized and unrealized investment gains (losses) related to foreign currency exchange. For the six months ended June 30, 2024 and 2023, includes $(11.8) and $10.9 of net realized and unrealized investment gains (losses) related to foreign currency exchange.

The following table presents total net unrealized gains (losses) attributable to Level 3 investments for the three and six months ended June 30, 2024 and 2023 for investments still held at the end of the period:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2024	2023	2024	2023
Total net unrealized investment gains on other long-term investments held at the end of the period, pre-tax	$57.5	$14.4	$51.3	$51.4

Investment Holdings
The following tables present the cost or amortized cost, gross unrealized investment gains (losses), net foreign currency gains (losses) and carrying value of White Mountains’s fixed maturity investments as of June 30, 2024 and December 31, 2023:

	June 30, 2024
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Foreign Currency Gains (Losses)	Carrying Value
U.S. Government and agency obligations	$250.7	$—	$(1.8)	$—	$248.9
Debt securities issued by corporations	1,145.8	2.2	(42.4)	(1.1)	1,104.5
Municipal obligations	252.4	.4	(15.0)	—	237.8
Mortgage and asset-backed securities	520.7	.5	(37.6)	—	483.6
Collateralized loan obligations	271.4	1.2	(.6)	(2.0)	270.0
Total fixed maturity investments	$2,441.0	$4.3	$(97.4)	$(3.1)	$2,344.8

	December 31, 2023
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Foreign Currency Gains (Losses)	Carrying Value
U.S. Government and agency obligations	$209.0	$.3	$(4.4)	$—	$204.9
Debt securities issued by corporations	1,085.9	5.6	(45.4)	(1.1)	1,045.0
Municipal obligations	275.1	.9	(15.1)	—	260.9
Mortgage and asset-backed securities	417.2	2.0	(29.8)	—	389.4
Collateralized loan obligations	211.2	.4	(2.4)	(.1)	209.1
Total fixed maturity investments	$2,198.4	$9.2	$(97.1)	$(1.2)	$2,109.3

The following table presents the cost or amortized cost and carrying value of White Mountains’s fixed maturity investments by contractual maturity as of June 30, 2024. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without penalties.

	June 30, 2024
Millions	Cost or Amortized Cost	Carrying Value
Due in one year or less	$229.8	$226.6
Due after one year through five years	971.1	943.9
Due after five years through ten years	306.1	288.0
Due after ten years	141.8	132.7
Mortgage and asset-backed securities and collateralized loan obligations	792.2	753.6
Total fixed maturity investments	$2,441.0	$2,344.8

The following tables present the cost or amortized cost, gross unrealized investment gains (losses), net foreign currency gains (losses) and carrying value of common equity securities, White Mountains’s investment in MediaAlpha and other long-term investments as of June 30, 2024 and December 31, 2023:

	June 30, 2024
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Foreign Currency Gains (Losses)	Carrying Value
Common equity securities	$537.0	$100.6	$—	$(6.8)	$630.8
Investment in MediaAlpha	$59.2	$176.0	$—	$—	$235.2
Other long-term investments	$1,639.5	$501.5	$(102.6)	$(16.0)	$2,022.4

	December 31, 2023
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Foreign Currency Gains (Losses)	Carrying Value
Common equity securities	$483.5	$62.3	$(1.2)	$(6.2)	$538.4
Investment in MediaAlpha	$59.2	$195.7	$—	$—	$254.9
Other long-term investments	$1,655.7	$446.3	$(94.5)	$(9.3)	$1,998.2

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

Fair Value Measurement By Level
The following tables present White Mountains’s fair value measurements for investments as of June 30, 2024 and December 31, 2023 by level. The major security types were based on the legal form of the securities. White Mountains has disaggregated its fixed maturity investments based on the issuing entity type, which impacts credit quality, with debt securities issued by U.S. government entities carrying minimal credit risk, while the credit and other risks associated with other issuers, such as corporations, municipalities or entities issuing mortgage and asset-backed securities vary depending on the nature of the issuing entity type. White Mountains further disaggregates debt securities issued by corporations by industry sector because investors often reference commonly used benchmarks and their subsectors to monitor risk and performance. Accordingly, White Mountains has further disaggregated this asset class into subclasses based on the similar sectors and industry classifications it uses to evaluate investment risk and performance against commonly used benchmarks, such as the Bloomberg Barclays U.S. Intermediate Aggregate.

	June 30, 2024
Millions	Fair Value	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. Government and agency obligations	$248.9	$248.1	$.8	$—
Debt securities issued by corporations:
Financials	345.1	—	345.1	—
Consumer	222.3	—	222.3	—
Healthcare	120.3	—	120.3	—
Industrial	117.2	—	117.2	—
Technology	94.6	—	94.6	—
Utilities	72.4	—	72.4	—
Communications	49.8	—	49.8	—
Materials	43.6	—	43.6	—
Energy	39.2	—	39.2	—
Total debt securities issued by corporations	1,104.5	—	1,104.5	—
Municipal obligations	237.8	—	237.8	—
Mortgage and asset-backed securities	483.6	—	483.6	—
Collateralized loan obligations	270.0	—	270.0	—
Total fixed maturity investments	2,344.8	248.1	2,096.7	—
Short-term investments	1,205.5	1,190.8	14.7	—
Common equity securities:
Exchange-traded funds	208.5	208.5	—	—
Other (1)	422.3	—	422.3	—
Total common equity securities	630.8	208.5	422.3	—
Investment in MediaAlpha	235.2	235.2	—	—
Other long-term investments	1,170.4	—	24.6	1,145.8
Other long-term investments — NAV (2)	852.0	—	—	—
Total other long-term investments	2,022.4	—	24.6	1,145.8
Total investments	$6,438.7	$1,882.6	$2,558.3	$1,145.8
(1) Consists of investments in listed funds that predominantly invest in international equities.
(2) Consists of private equity funds and hedge funds, a bank loan fund, Lloyd’s trust deposits and ILS funds for which fair value is measured using NAV as a practical expedient. Investments for which fair value is measured at NAV are not classified within the fair value hierarchy.

	December 31, 2023
Millions	Fair Value	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. Government and agency obligations	$204.9	$204.9	$—	$—
Debt securities issued by corporations:
Financials	309.8	—	309.8	—
Consumer	214.6	—	214.6	—
Healthcare	121.3	—	121.3	—
Industrial	121.6	—	121.6	—
Technology	108.9	—	108.9	—
Utilities	70.2	—	70.2	—
Communications	46.3	—	46.3	—
Materials	23.4	—	23.4	—
Energy	28.9	—	28.9	—
Total debt securities issued by corporations	1,045.0	—	1,045.0	—
Municipal obligations	260.9	—	260.9	—
Mortgage and asset-backed securities	389.4	—	389.4	—
Collateralized loan obligations	209.1	—	209.1	—
Total fixed maturity investments	2,109.3	204.9	1,904.4	—
Short-term investments	1,487.9	1,457.6	30.3	—
Common equity securities:
Exchange-traded funds	137.8	137.8	—	—
Other (1)	400.6	—	400.6	—
Total common equity securities	538.4	137.8	400.6	—
Investment in MediaAlpha	254.9	254.9	—	—
Other long-term investments	1,164.4	—	26.2	1,138.2
Other long-term investments — NAV (2)	833.8	—	—	—
Total other long-term investments	1,998.2	—	26.2	1,138.2
Total investments	$6,388.7	$2,055.2	$2,361.5	$1,138.2
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

Investments Held on Deposit or as Collateral

Lloyd’s trust deposits are generally required of Lloyd's syndicates to protect policyholders in non-U.K. markets and are pledged into Lloyd’s trust accounts to provide a portion of the capital needed to support obligations at Lloyd’s. As of June 30, 2024 and December 31, 2023, Ark held Lloyd’s trust deposits with a fair value of $156.1 million and $158.0 million.
The underwriting capacity of a member of Lloyd’s must be supported by providing a deposit (“Funds at Lloyd’s”) in the form of cash, securities or letters of credit in an amount determined by Lloyd’s. The amount of such deposit is calculated for each member through an annual capital adequacy determination by Lloyd’s. As of June 30, 2024 and December 31, 2023, the fair value of Ark’s Funds at Lloyd’s investment deposits totaled $353.4 million and $344.7 million.
As of June 30, 2024 and December 31, 2023, Ark held additional investments on deposit or as collateral for insurance regulators and reinsurance counterparties of $206.0 million and $244.5 million.
As of June 30, 2024 and December 31, 2023, Ark had $203.0 million and $198.9 million of fixed maturity and short-term investments pledged as collateral under uncommitted standby letters of credit. See Note 7 — “Debt.”
As of June 30, 2024 and December 31, 2023, short-term investments of $238.6 million and $265.3 million were held in a collateral trust account required to be maintained in relation to WM Outrigger Re’s reinsurance agreements with GAIL.
As of June 30, 2024 and December 31, 2023, investments of $611.8 million and $585.6 million were held in trusts required to be maintained in relation to HG Global’s reinsurance agreements with BAM.
HG Global is required to maintain an interest reserve account in connection with its senior notes issued in 2022. As of June 30, 2024 and December 31, 2023, the fair value of the interest reserve account, which is included in short-term investments, was $29.4 million and $30.4 million. See Note 7 — “Debt.”
BAM is required to maintain deposits with certain insurance regulatory agencies in order to maintain its insurance licenses. The fair value of such deposits, which represent state deposits and are included within the investment portfolio, totaled $4.8 million and $4.6 million as of June 30, 2024 and December 31, 2023.
Kudu is required to maintain an interest reserve account in connection with its credit facility. As of June 30, 2024 and December 31, 2023, the interest reserve account of $15.0 million and $14.9 million was held in short-term investments. See Note 7 - “Debt.”
As of June 30, 2024, fixed maturity and short-term investments of $28.9 million were held as collateral required to be maintained in relation to Bamboo Captive’s reinsurance agreements.
As of June 30, 2024, short-term investments of $12.0 million were held as collateral required to be maintained in relation to Bamboo CRV’s reinsurance agreements.

Debt Securities Issued by Corporations

The following table presents the credit ratings of debt securities issued by corporations held in White Mountains’s investment portfolio as of June 30, 2024 and December 31, 2023:

	Fair Value at
Millions	June 30, 2024	December 31, 2023
AAA	$14.1	$11.5
AA	83.7	83.8
A	552.7	552.4
BBB	445.3	390.9
BB	2.0	—
Other	6.7	6.4
Debt securities issued by corporations (1)	$1,104.5	$1,045.0
(1)    Credit ratings are based upon issuer credit ratings provided by Standard & Poor’s Financial Services LLC (“Standard & Poor’s”), or if unrated by Standard & Poor’s, long-term obligation ratings provided by Moody’s Investor Service, Inc.

Mortgage and Asset-backed Securities and Collateralized Loan Obligations

The following table presents the fair value of White Mountains’s mortgage and asset-backed securities and collateralized loan obligations as of June 30, 2024 and December 31, 2023:

	June 30, 2024			December 31, 2023
Millions	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
Mortgage-backed securities:
Agency:
FNMA	$230.4	$230.4	$—	$198.8	$198.8	$—
FHLMC	152.7	152.7	—	137.2	137.2	—
GNMA	39.1	39.1	—	30.2	30.2	—
Total agency (1)	422.2	422.2	—	366.2	366.2	—
Non-agency: Residential	.1	.1	—	.2	.2	—
Total non-agency	.1	.1	—	.2	.2	—
Total mortgage-backed securities	422.3	422.3	—	366.4	366.4	—
Other asset-backed securities:
Vehicle receivables	40.0	40.0	—	17.2	17.2	—
Credit card receivables	5.4	5.4	—	3.3	3.3	—
Other	15.9	15.9	—	2.5	2.5	—
Total other asset-backed securities	61.3	61.3	—	23.0	23.0	—
Total mortgage and asset-backed securities	483.6	483.6	—	389.4	389.4	—
Collateralized loan obligations	270.0	270.0	—	209.1	209.1	—
Total mortgage and asset-backed securities and collateralized loan obligations	$753.6	$753.6	$—	$598.5	$598.5	$—
(1)    Represents publicly traded mortgage-backed securities which carry the full faith and credit guaranty of the U.S. Government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

As of June 30, 2024 and December 31, 2023, White Mountains’s investment portfolio included $270.0 million and $209.1 million of collateralized loan obligations that are within the senior tranches of their respective fund securitization structures. All of White Mountains’s collateral loan obligations were rated AAA or AA as of June 30, 2024.

Investment in MediaAlpha

In 2020, MediaAlpha completed an initial public offering (the “MediaAlpha IPO”). Following the MediaAlpha IPO, White Mountains’s investment in MediaAlpha is accounted for at fair value based on the publicly traded share price of MediaAlpha’s common stock and is presented as a separate line item on the balance sheet.
During the second quarter of 2023, White Mountains completed a tender offer to purchase 5.9 million additional shares of MediaAlpha at a purchase price of $10.00 per share. During the second quarter of 2024, MediaAlpha completed a secondary offering of 7.6 million shares at $19.00 per share ($18.24 per share net of underwriting fees). In the secondary offering, White Mountains sold 5.0 million shares for net proceeds of $91.2 million.
As of June 30, 2024, White Mountains owned 17.9 million shares of MediaAlpha, representing a 26.9% basic ownership interest (25.4% on a fully-diluted/fully-converted basis). See Note 16 — “Equity Method Eligible Investments.” At White Mountains’s June 30, 2024 level of ownership, each $1.00 per share increase or decrease in the share price of MediaAlpha will result in an approximate $7.00 per share increase or decrease in White Mountains’s book value per share. At the June 30, 2024 share price of $13.17 per share, the fair value of White Mountains’s investment in MediaAlpha was $235.2 million.

Other Long-Term Investments

The following tables presents the carrying values of White Mountains’s other long-term investments by reportable segment as of June 30, 2024 and December 31, 2023:

	Fair Value as of June 30, 2024
Millions	Ark/ WM Outrigger	Kudu	Other	Total
Kudu’s Participation Contracts	$—	$901.3	$—	$901.3
PassportCard/DavidShield	—	—	150.0	150.0
Elementum Holdings, L.P.	—	—	35.0	35.0
Other unconsolidated entities (1)	—	—	49.3	49.3
Total unconsolidated entities	—	901.3	234.3	1,135.6
Private equity funds and hedge funds	50.9	—	270.3	321.2
Bank loan fund	254.3	—	—	254.3
Lloyd’s trust deposits	156.1	—	—	156.1
ILS funds	—	—	110.2	110.2
Private debt instruments	—	5.8	9.2	15.0
Other	30.0	—	—	30.0
Total other long-term investments	$491.3	$907.1	$624.0	$2,022.4
(1) Includes White Mountains’s noncontrolling equity interests in certain preferred securities, private common equity securities, limited liability company units and Simple Agreement for Future Equity (“SAFE”) investments.

	Fair Value as of December 31, 2023
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

Private Equity Funds and Hedge Funds
White Mountains invests in private equity funds and hedge funds, which are included in other long-term investments. The fair value of these investments is generally estimated using the NAV of the funds. As of June 30, 2024, White Mountains held investments in seventeen private equity funds and one hedge fund. The largest investment in a single private equity fund or hedge fund was $60.1 million and $57.3 million as of June 30, 2024 and December 31, 2023.

The following table presents the fair value of investments and unfunded commitments in private equity funds and hedge funds by investment objective and sector as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
Millions	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Private equity funds
Aerospace/Defense/Government	$173.5	$46.3	$157.2	$17.4
Financial services	86.8	35.1	87.5	37.8
Real estate	3.7	2.4	3.9	2.5
Total private equity funds	264.0	83.8	248.6	57.7
Hedge funds
Long/short equity financials and business services	57.2	—	54.4	—
European small/mid cap	—	—	9.9	—
Total hedge funds	57.2	—	64.3	—
Total private equity funds and hedge funds included in other long-term investments	$321.2	$83.8	$312.9	$57.7

Investments in private equity funds are generally subject to a lock-up period during which investors may not request a redemption. Distributions prior to the expected termination date of the fund may be limited to dividends or proceeds arising from the liquidation of the fund’s underlying investments. In addition, certain private equity funds have the option to extend the lock-up period.
The following table presents investments in private equity funds that were subject to lock-up periods as of June 30, 2024:

Millions	1 – 3 years	3 – 5 years	5 – 10 years	>10 years	Total
Private equity funds — expected lock-up period remaining	$18.4	$60.1	$182.2	$3.3	$264.0

Investors in private equity funds are generally subject to indemnification obligations outside of the capital commitment period and prior to the winding up of the fund. As of June 30, 2024 and December 31, 2023, White Mountains is not aware of any indemnification claims relating to its investments in private equity funds.
Redemption of investments in most hedge funds is subject to restrictions, including lock-up periods where no redemptions or withdrawals are allowed, restrictions on redemption frequency and advance notice periods for redemptions. Amounts requested for redemptions remain subject to market fluctuations until the redemption effective date, which generally falls at the end of the defined redemption period. White Mountains may redeem all or a portion of its hedge fund investment as of any quarter-end upon 45 calendar days advanced written notice.

Bank Loan Fund
White Mountains’s other long-term investments include a bank loan fund with a fair value of $254.3 million and $194.4 million as of June 30, 2024 and December 31, 2023. The fair value of this investment is estimated using the NAV of the fund. The bank loan fund’s investment objective is to provide, on an unleveraged basis, high current income consistent with preservation of capital and low duration. The bank loan fund primarily invests in a broad portfolio of U.S. dollar-denominated, non-investment grade, floating-rate senior secured loans and may invest in other financial instruments, such as secured and unsecured corporate debt, credit default swaps, reverse repurchase agreements, synthetic indices and cash and cash equivalents.
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

Lloyd’s Trust Deposits
White Mountains’s other long-term investments include Lloyd’s trust deposits, which consist of non-U.K. deposits and Canadian comingled pooled funds. The Lloyd’s trust deposits invest primarily in short-term government securities, agency securities and corporate bonds held in trusts that are managed by Lloyd's of London. These investments are generally required of Lloyd's syndicates to protect policyholders in non-U.K. markets and are pledged into Lloyd’s trust accounts to provide a portion of the capital needed to support obligations at Lloyd’s. The fair value of the Lloyd’s trust deposits is generally estimated using the NAV of the funds. As of June 30, 2024 and December 31, 2023, White Mountains held Lloyd’s trust deposits with a fair value of $156.1 million and $158.0 million.

Insurance-Linked Securities Funds
White Mountains’s other long-term investments include ILS fund investments. The fair value of these investments is generally estimated using the NAV of the funds. As of June 30, 2024 and December 31, 2023, White Mountains held investments in ILS funds with a fair value of $110.2 million and $160.5 million.
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

Rollforward of Level 3 Investments

Level 3 measurements as of June 30, 2024 and 2023 consist of securities for which the estimated fair value has not been determined based upon quoted market price inputs for identical or similar securities. The following table presents the changes in White Mountains’s fair value measurements for Level 3 investments for the six months ended June 30, 2024 and 2023:

Level 3 Investments
Millions	Other Long-term Investments		Other Long-term Investments
Balance as of December 31, 2023	$1,138.2	Balance as of December 31, 2022	$911.6
Net realized and unrealized gains	48.6	Net realized and unrealized gains	49.5
Purchases and contributions	.4	Purchases and contributions	167.7
Sales and distributions	(41.4)	Sales and distributions	(110.4)
Transfers in	—	Transfers in	—
Transfers out	—	Transfers out	—
Balance as of June 30, 2024	$1,145.8	Balance as of June 30, 2023	$1,018.4

Fair Value Measurements — Transfers Between Levels - Three and six months ended June 30, 2024 and 2023
Transfers between levels are recorded using the fair value measurement as of the end of the quarterly period in which the event or change in circumstance giving rise to the transfer occurred.
During the six months ended June 30, 2024 and 2023, there were no fixed maturity investments or other long-term investments classified as Level 3 measurements in the prior period that were transferred to Level 2 measurements.
During the six months ended June 30, 2024 and 2023, there were no fixed maturity investments or other long-term investments classified as Level 2 measurements in the prior period that were transferred to Level 3 measurements.

Significant Unobservable Inputs

The following tables present significant unobservable inputs used in estimating the fair value of White Mountains’s other long-term investments, classified within Level 3 as of June 30, 2024 and December 31, 2023. The tables below exclude $15.8 million and $19.0 million of Level 3 other long-term investments generally valued based on recent or expected transaction prices. The fair value of investments in private equity funds and hedge funds, bank loan funds, Lloyd’s trust deposits and ILS funds are generally estimated using the NAV of the funds.

$ in Millions	June 30, 2024
Description	Valuation Technique(s) (1)	Fair Value (2)	Unobservable Inputs
			Discount Rate (5)	Terminal Cash Flow Exit Multiple (x) or Terminal Revenue Growth Rate (%) (5)
Kudu’s Participation Contracts (3)(4)	Discounted cash flow	$901.3	16% - 24%	7x - 22x
PassportCard/DavidShield	Discounted cash flow	$150.0	24%	4%
Elementum Holdings, L.P.	Discounted cash flow	$35.0	21%	4%
Preferred Securities	Discounted cash flow	$29.1	8%	N/A
Private debt instruments	Discounted cash flow	$14.6	11% - 12%	N/A
(1) Key inputs to the discounted cash flow analysis generally include projections of future revenue and earnings, discount rates and terminal exit multiples or growth rates.
(2) Includes the net unrealized investment gains (losses) associated with foreign currency; foreign currency effects based on observable inputs.
(3) Since Kudu’s Participation Contracts are not subject to corporate taxes within Kudu Investment Management, LLC, pre-tax discount rates are applied to pre-tax cash flows in determining fair values. The weighted average discount rate and weighted average terminal cash flow exit multiple applied to Kudu’s Participation Contracts was 19% and 14x.
(4) In the first six months of 2024, Kudu deployed a total of $0.2 into existing Participation Contracts.
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
The following table presents the economic lives, acquisition date fair values, accumulated amortization and net carrying values for other intangible assets and goodwill as of June 30, 2024 and December 31, 2023:

$ in Millions	Weighted Average Economic Life (in years)	June 30, 2024			December 31, 2023
		Acquisition Date Fair Value	Accumulated Amortization	Net Carrying Value	Acquisition Date Fair Value	Accumulated Amortization	Net Carrying Value
Goodwill:
Ark	N/A	$116.8	$—	$116.8	$116.8	$—	$116.8
Kudu	N/A	7.6	—	7.6	7.6	—	7.6
Bamboo (1)	N/A	270.4	—	270.4	—	—	—
Other Operations	N/A	44.4	—	44.4	44.4	—	44.4
Total goodwill		439.2	—	439.2	168.8	—	168.8
Other intangible assets:
Ark
Underwriting capacity	N/A	175.7	—	175.7	175.7	—	175.7
Kudu
Trade names	7.0	2.2	1.7	.5	2.2	1.5	.7
Bamboo (1)
Trade names	10.0	23.5	1.2	22.3	—	—	—
Agency relationships	6.0	72.4	6.1	66.3	—	—	—
Developed technology	3.0	4.7	.7	4.0	—	—	—
Other	0.3	.4	.4	—	—	—	—
Subtotal		101.0	8.4	92.6	—	—	—
Other Operations
Trade names	13.3	13.3	4.9	8.4	13.3	4.1	9.2
Customer relationships	10.9	24.8	11.9	12.9	24.8	10.3	14.5
Other	11.0	3.1	1.4	1.7	2.8	1.1	1.7
Subtotal		41.2	18.2	23.0	40.9	15.5	25.4
Total other intangible assets		320.1	28.3	291.8	218.8	17.0	201.8
Total goodwill and other intangible assets		$759.3	$28.3	$731.0	$387.6	$17.0	$370.6
(1) The relative fair values of goodwill and other intangible assets recognized in connection with the acquisition of Bamboo had not yet been finalized as of June 30, 2024.

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
During the three and six months ended June 30, 2024 and 2023, White Mountains did not recognize any impairments to goodwill and other intangible assets.

Rollforward of Goodwill and Other Intangible Assets

The following tables present the change in goodwill and other intangible assets for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024			2023
Millions	Goodwill	Other Intangible Assets	Total Goodwill and Other Intangible Assets	Goodwill	Other Intangible Assets	Total Goodwill and Other Intangible Assets
Beginning balance	$439.2	$297.4	$736.6	$168.8	$207.4	$376.2
Amortization	—	(5.6)	(5.6)	—	(2.6)	(2.6)
Ending balance	$439.2	$291.8	$731.0	$168.8	$204.8	$373.6

	Six Months Ended June 30,
	2024			2023
Millions	Goodwill	Other Intangible Assets	Total Goodwill and Other Intangible Assets	Goodwill	Other Intangible Assets	Total Goodwill and Other Intangible Assets
Beginning balance	$168.8	$201.8	$370.6	$176.5	$215.9	$392.4
Acquisition of businesses (1)	270.4	101.0	371.4	—	—	—
Acquisitions of intangible assets (2)	—	.3	.3	—	—	—
Dispositions (2)	—	—	—	(6.7)	(6.9)	(13.6)
Measurement period adjustments (3)	—	—	—	(1.0)	—	(1.0)
Amortization	—	(11.3)	(11.3)	—	(4.2)	(4.2)
Ending balance	$439.2	$291.8	$731.0	$168.8	$204.8	$373.6
(1) Amounts relate to the fair values of goodwill and other intangible assets recognized in connection with the acquisition of Bamboo, which had not yet been finalized as of June 30, 2024.
(2) Relates to acquisitions and dispositions within Other Operations.
(3) Measurement period adjustments relate to updated information about acquisition date fair values of assets acquired and liabilities assumed. During the six months ended June 30, 2023, adjustments relate to an acquisition within Other Operations.

Note 5.  Loss and Loss Adjustment Expense Reserves

P&C Insurance and Reinsurance

The following table summarizes the loss and loss adjustment expense (“LAE”) reserve activity of the Ark/WM Outrigger segment for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2024	2023	2024	2023
Gross beginning balance	$1,744.5	$1,345.6	$1,605.1	$1,296.5
Less: beginning reinsurance recoverable on unpaid losses (1)	(404.5)	(348.9)	(340.8)	(505.0)
Net loss and loss adjustment expense reserves	1,340.0	996.7	1,264.3	791.5

Loss and loss adjustment expenses incurred relating to:
Current year losses	182.6	156.5	362.9	295.7
Prior year losses	(6.9)	11.0	(7.2)	19.6
Net incurred loss and loss adjustment expenses	175.7	167.5	355.7	315.3

Loss and loss adjustment expenses paid relating to:
Current year losses	(4.3)	(5.6)	(8.3)	(9.6)
Prior year losses	(78.8)	(103.0)	(175.5)	(190.7)
Net paid loss and loss adjustment expenses	(83.1)	(108.6)	(183.8)	(200.3)

Change in TPC Providers’ participation (2)	—	—	—	145.4
Foreign currency translation and other adjustments to loss and loss adjustment expense reserves	(1.0)	2.7	(4.6)	6.4
Net ending balance	1,431.6	1,058.3	1,431.6	1,058.3
Plus: ending reinsurance recoverable on unpaid losses	458.5	362.7	458.5	362.7
Gross ending balance	$1,890.1	$1,421.0	$1,890.1	$1,421.0
(1) The beginning reinsurance recoverable on unpaid losses includes amounts attributable to TPC Providers of $145.4 as of December 31, 2022.
(2) Amount represents the impact to net loss and loss adjustment expense reserves due to a change in the TPC Providers’ participation related to the annual RITC process.

For the three and six months ended June 30, 2024, the Ark/WM Outrigger segment recognized $6.9 million and $7.2 million of net favorable prior year loss reserve development, primarily due to property lines of business. For the three and six months ended June 30, 2023, the Ark/WM Outrigger segment recognized $11.0 million and $19.6 million of net unfavorable prior year loss reserve development, driven primarily by Winter Storm Elliot and three large claims in the property and marine & energy lines of business.

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

P&C Insurance Distribution

As of June 30, 2024, Bamboo has recorded loss and LAE reserves of $16.6 million. For the three and six months ended June 30, 2024, Bamboo recognized incurred loss and LAE of $4.3 million and $10.1 million.

Other Operations

As of June 30, 2024, Bamboo CRV has recorded loss and LAE reserves of $3.9 million. For both the three and six months ended June 30, 2024, Bamboo CRV recognized incurred loss and LAE of $3.9 million.

Note 6.  Third-Party Reinsurance

P&C Insurance and Reinsurance

In the normal course of business, Ark may seek to limit losses that may arise from catastrophes or other events by reinsuring certain risks with third-party reinsurers. Ark remains liable for risks reinsured in the event that the reinsurer does not honor its obligations under reinsurance contracts.
The following table summarizes the effects of reinsurance on written and earned premiums and on loss and LAE for the Ark/WM Outrigger segment for the three and six months ended June 30, 2024 and 2023:

Millions	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Written premiums:
Direct	$339.4	$291.5	$624.4	$537.7
Assumed	357.6	314.6	944.7	877.8
Gross written premiums	697.0	606.1	1,569.1	1,415.5
Ceded (1)	(194.2)	(144.9)	(468.3)	(340.1)
Net written premiums	$502.8	$461.2	$1,100.8	$1,075.4
Earned premiums:
Direct	$219.5	$200.6	$413.9	$351.0
Assumed	180.3	152.5	372.7	314.6
Gross earned premiums	399.8	353.1	786.6	665.6
Ceded (2)	(81.5)	(59.8)	(165.5)	(117.2)
Net earned premiums	$318.3	$293.3	$621.1	$548.4
Loss and loss adjustment expenses:
Gross	$248.7	$195.8	$502.0	$358.2
Ceded (3)	(73.0)	(28.3)	(146.3)	(42.9)
Net loss and loss adjustment expenses	$175.7	$167.5	$355.7	$315.3
(1) The three months ended June 30, 2024 and 2023 exclude $38.9 and $58.3, and the six months ended June 30, 2024 and 2023 exclude $73.2 and $102.4 ceded by Ark to WM Outrigger Re, which eliminate in White Mountains’s consolidated financial statements.
(2) The three months ended June 30, 2024 and 2023 exclude $7.5 and $9.6, and the six months ended June 30, 2024 and 2023 exclude $17.8 and $14.8, ceded by Ark to WM Outrigger Re, which eliminate in White Mountains’s consolidated financial statements.
(3) The three months ended June 30, 2024 and 2023 exclude $(0.3) and $0.4, and the six months ended June 30, 2024 and 2023 exclude $0.4 and $0.6, ceded by Ark to WM Outrigger Re, which eliminate in White Mountains’s consolidated financial statements.

The following table presents the Ark/WM Outrigger segment’s reinsurance recoverables as of June 30, 2024 and December 31, 2023:

Millions	June 30, 2024	December 31, 2023
Reinsurance recoverables on unpaid losses (1)	$458.5	$340.8
Reinsurance recoverables on paid losses	28.6	27.4
Ceded unearned premiums (2)	376.7	73.8
Reinsurance recoverables	$863.8	$442.0
(1) The reinsurance recoverables on unpaid losses exclude $15.2 and $15.6 ceded by Ark to WM Outrigger Re as of June 30, 2024 and December 31, 2023, which eliminate in White Mountains’s consolidated financial statements.
(2) The ceded unearned premiums exclude $61.1 and $5.7 ceded by Ark to WM Outrigger Re as of June 30, 2024 and December 31, 2023,
which eliminate in White Mountains’s consolidated financial statements.

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
The following table presents the Ark/WM Outrigger segment’s gross and net reinsurance recoverables by the reinsurer’s A.M. Best Company, Inc (“A.M. Best”) ratings as of June 30, 2024:

$ in Millions	As of June 30, 2024
A.M. Best Rating(1)	Gross		Collateral		Net	% of Total
A+ or better	$259.8		$—		$259.8	62.3%
A- to A	147.7		—		147.7	35.4
B++ or lower and not rated	79.6	(2)	70.0	(2)	9.6	2.3
Total	$487.1		$70.0		$417.1	100.0%
(1) A.M. Best financial strength ratings as detailed above are: “A+ or better” (Superior) “A- to A” (Excellent), “B++” (Good).
(2) Excludes $15.2 ceded by Ark to WM Outrigger Re as of June 30, 2024, which eliminates in White Mountains’s consolidated financial statements.

Reinsurance Contracts Accounted for as Deposits
Ark has an aggregate excess of loss contract with SiriusPoint Ltd. (“SiriusPoint”), which is accounted for using the deposit method and recorded within other assets. Ark earns an annual crediting rate of 3.0%, which is recorded within other revenue. As of June 30, 2024 and December 31, 2023, the carrying value of Ark’s deposit in SiriusPoint, including accrued interest, was $20.1 million and $20.4 million.
See Note 10 — “Municipal Bond Guarantee Insurance” for reinsurance contracts accounted for as deposits related to White Mountains’s financial guarantee business.

Note 7.  Debt

The following table presents White Mountains’s debt outstanding as of June 30, 2024 and December 31, 2023:

$ in Millions	June 30, 2024	Effective Rate	(1)	December 31, 2023	Effective Rate	(1)
Ark 2007 Subordinated Notes, carrying value	$—			$30.0
Ark 2021 Subordinated Notes Tranche 1	41.9			42.7
Ark 2021 Subordinated Notes Tranche 2	47.0			47.0
Ark 2021 Subordinated Notes Tranche 3	70.0			70.0
Unamortized issuance cost	(3.9)			(4.2)
Ark 2021 Subordinated Notes, carrying value	155.0			155.5
Total Ark Subordinated Notes, carrying value	155.0	12.3%		185.5	11.0%
HG Global Senior Notes (2)	150.0	11.9%		150.0	11.9%
Unamortized discount and issuance cost	(2.8)			(3.1)
HG Global Senior Notes, carrying value	147.2			146.9
Kudu Credit Facility	210.3	10.4%		210.3	10.1%
Unamortized issuance cost	(7.0)			(6.5)
Kudu Credit Facility, carrying value	203.3			203.8
Other Operations debt	25.2	10.0%		28.9	10.2%
Unamortized issuance cost	(.5)			(.5)
Other Operations debt, carrying value	24.7			28.4
Total debt	$530.2			$564.6
 (1) Effective rate includes the effect of the amortization of debt issuance costs and, where applicable, the original issue discount.
(2) Effective rate excludes the effect of the interest rate cap.

Ark Subordinated Notes

In March 2007, GAIL issued $30.0 million face value of floating rate unsecured junior subordinated deferrable interest notes to Alesco Preferred Funding XII Ltd., Alesco Preferred Funding XIII Ltd. and Alesco Preferred Funding XIV Ltd (the “Ark 2007 Subordinated Notes”). The Ark 2007 Subordinated Notes, which had a maturity date of June 2037, accrued interest at a floating rate equal to the three-month U.S. London Inter-Bank Offered Rate (“LIBOR”) plus 4.6% per annum. During the first quarter of 2024, Ark repaid the outstanding balance of $30.0 million and extinguished the Ark 2007 Subordinated Notes.
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
If the payments of principal and interest under the Ark 2021 Subordinated Notes become subject to tax withholding on behalf of Bermuda or any political subdivision there, the Ark 2021 Subordinated Notes require the payment of additional amounts such that the amount received by the noteholders is the same as would have been received absent the tax withholding being imposed. The Ark 2021 Subordinated Notes Tranche 3 require the payment of additional interest of 1.0% per annum upon the occurrence of a premium load event until such event is remedied. Premium load events include the failure to meet payment obligations of the Ark 2021 Subordinated Notes Tranche 3 when due, failure of GAIL to maintain an investment grade credit rating, failure to maintain 120% of GAIL’s Bermuda solvency capital requirement, failure of GAIL to maintain a debt to capital ratio below 40%, late filing of GAIL’s or Ark’s financial information, and making a restricted payment or distribution on GAIL’s common stock or other securities that rank junior or pari passu with the Ark 2021 Subordinated Notes Tranche 3 when a different premium load event exists or will be caused by the restricted payment. As of June 30, 2024, there were no premium load events.
As of June 30, 2024, the Ark 2021 Subordinated Notes Tranche 1 had an outstanding balance of €39.1 million ($41.9 million based upon the foreign exchange spot rate as of June 30, 2024), the Ark 2021 Subordinated Notes Tranche 2 had an outstanding balance of $47.0 million, and the Ark 2021 Subordinated Notes Tranche 3 had an outstanding balance of $70.0 million.
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
As of January 1, 2024, the ING LOC Facility was undrawn and the availability period expired. Ark did not renew the credit facility. As of June 30, 2024, the Citibank LOC Facility had an outstanding balance of $111.5 million and short-term investments pledged as collateral of $137.6 million. As of June 30, 2024, the Lloyds LOC Facility had an outstanding balance of $35.5 million and short-term investments pledged as collateral of $65.4 million. Ark’s uncommitted secured standby letter of credit facility agreements contain various representations, warranties and covenants that White Mountains considers to be customary for such borrowings.

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
The HG Global Senior Notes require HG Global to maintain an interest reserve account of eight times the interest accrued for the most recent quarterly interest period. While the interest rate cap is in force, the interest reserve account is subject to a maximum required balance of $29.3 million. As of June 30, 2024, the fair value of the interest reserve account, which is included in short-term investments, was $29.4 million.

The HG Global Senior Notes are secured by the capital stock and other equity interests of HG Global’s subsidiaries, the interest reserve account, and all cash and non-cash proceeds from such collateral. The HG Global Senior Notes contain various affirmative and negative covenants that White Mountains considers to be customary for such borrowings.
If the payment of principal and interest under the HG Global Senior Notes becomes subject to tax withholding on behalf of a relevant governmental authority for certain indemnified taxes, the HG Global Senior Notes require the payment of additional amounts such that the amount received by the noteholders is the same as would have been received absent the tax withholding being imposed. The HG Global Senior Notes require the payment of additional interest of 1.0% per annum if the HG Global Senior Notes receive a non-investment grade rating or are no longer rated. As of June 30, 2024, the HG Global Senior Notes had an investment grade rating.
As of June 30, 2024, the HG Global Senior Notes had an outstanding balance of $150.0 million.

Kudu Credit Facility

On March 23, 2021, Kudu entered into a secured revolving credit facility (the “Kudu Credit Facility”) with Mass Mutual to repay its prior credit facility and to fund new investments and related transaction expenses. The maximum borrowing capacity of the Kudu Credit Facility was $300.0 million. On June 28, 2024, Kudu amended the Kudu Credit Facility, and the total commitment increased from $300.0 million to $350.0 million. The Kudu Credit Facility matures on March 23, 2036.
Through June 30, 2023, interest on the Kudu Credit Facility accrued at a floating interest rate equal to the greater of the three-month LIBOR or 0.25% plus, in each case, 4.30%. Effective July 2023, the Kudu Credit Facility accrued interest at a floating interest rate equal to the three-month SOFR plus a credit adjustment spread of 0.26% and a stated margin of 4.30%. Under the amended terms, effective July 2024, the Kudu Credit Facility will accrue interest at a floating interest rate equal to the three-month SOFR plus a stated margin of 4.45% with no credit adjustment spread. The Kudu Credit Facility requires Kudu to maintain an interest reserve account of four times the interest accrued for the most recent quarterly interest period. As of June 30, 2024 and December 31, 2023, the interest reserve account of $15.0 million and $14.9 million was held in short term investments. The Kudu Credit Facility requires Kudu to maintain a maximum ratio of the outstanding balance to the sum of the fair market value of Kudu’s other long-term investments and cash held in certain accounts (the “LTV Percentage”) for annual periods after the June 28, 2024 effective date of the amendment as follows: 50% in years 0-3, 40% in years 4-5, 25% in years 6-7, 15% in years 8-10 and 0% thereafter. As of June 30, 2024, Kudu had a 22.7% LTV Percentage.
Kudu may borrow undrawn balances until June 28, 2027, subject to customary terms and conditions, to the extent the amount borrowed under the Kudu Credit Facility does not exceed the borrowing base, which is equal to 35% of the fair value of Kudu’s qualifying Participation Contracts.
The following table presents the change in debt under the Kudu Credit Facility for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2024	2023	2024	2023
Kudu Credit Facility
Beginning balance	$210.3	$198.3	$210.3	$215.2
Term loans
Borrowings	—	12.0	—	12.0
Repayments	—	—	—	(16.9)
Ending balance	$210.3	$210.3	$210.3	$210.3

The Kudu Credit Facility is secured by all property of the loan parties and contains various affirmative and negative covenants that White Mountains considers to be customary for such borrowings.

Other Operations Debt

As of June 30, 2024, White Mountains’s Other Operations had debt with an outstanding balance of $25.2 million, which consisted of four secured credit facilities (collectively, “Other Operations debt”).

Compliance

As of June 30, 2024, White Mountains was in compliance, in all material respects, with all of the covenants under its debt instruments.

Note 8.  Income Taxes

The Company and its Bermuda-domiciled subsidiaries are not subject to income tax in Bermuda in 2024 and prior years. On December 27, 2023, Bermuda enacted a 15.0% corporate income tax that will generally become effective on January 1, 2025. The Bermuda legislation defers the effective date for five years for Bermuda companies in consolidated groups that meet certain requirements. White Mountains expects to meet the requirements to be exempt from the Bermuda corporate income tax until January 1, 2030. The Bermuda legislation also provides for an economic transition adjustment that will reduce future years’ taxable income. Under GAAP, this economic transition adjustment was required to be recognized as a net deferred tax asset as of December 31, 2023. Accordingly, White Mountains’s net income for 2023 included a net deferred tax benefit of $68.0 million, of which $51.0 million was recorded at Ark and $17.0 million was recorded at HG Global. These deferred tax assets remained unchanged as of June 30, 2024.
The Company has subsidiaries and branches that operate in various other jurisdictions around the world and are subject to tax in the jurisdictions in which they operate. As of June 30, 2024, the primary jurisdictions in which the Company’s subsidiaries and branches operate and were subject to tax include Israel, Luxembourg, the United Kingdom and the United States. On April 1, 2023, the U.K. corporate tax rate increased from 19.0% to 25.0%.
White Mountains’s income tax expense related to pre-tax loss from continuing operations for the three months ended June 30, 2024 represented an effective tax rate of (18.7)%. The effective tax rate was different from the U.S. statutory rate of 21.0%, driven primarily by a change in forecasted income between jurisdictions for 2024.
White Mountains’s income tax expense related to pre-tax income from continuing operations for the six months ended June 30, 2024 represented an effective tax rate of 8.7%. The effective tax rate was different from the U.S. statutory rate of 21.0%, driven primarily by full year forecasted income in jurisdictions with lower tax rates than the United States.
White Mountains’s income tax expense related to pre-tax income from continuing operations for the three and six months ended June 30, 2023 represented an effective tax rate of 1.1% and 5.6%. The effective tax rate was different from the U.S. statutory rate of 21.0%, driven primarily by full year forecasted income in jurisdictions with lower tax rates than the United States.
In arriving at the effective tax rate for the three and six months ended June 30, 2024 and 2023, White Mountains forecasted all income and expense items including the change in net unrealized investment gains (losses) and net realized investment gains (losses) for the years ending December 31, 2024 and 2023.
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
HG Global paid initial premiums of $3.3 million for the interest rate cap. Under the terms of the interest rate cap agreement, if the current three-month SOFR on a quarterly determination date exceeds 3.5%, HG Global will receive a payment from the counterparty on the subsequent settlement date equal to the difference between the three-month SOFR on the determination date and 3.5%, multiplied by the notional amount of the cap and the number of days in the settlement period divided by 360. As of June 30, 2024, the three-month SOFR was 5.3%.
HG Global accounts for the interest rate cap as a derivative at fair value, with changes in fair value recognized in current period earnings within interest expense. For the three and six months ended June 30, 2024, White Mountains recognized a loss of $0.3 million and $0.1 million related to the change in fair value on the interest rate cap within interest expense. For the three and six months ended June 30, 2023, White Mountains recognized a gain of $1.4 million and $0.7 million related to the change in fair value of the interest rate cap within interest expense. For the three and six months ended June 30, 2024, White Mountains received a payment of $0.7 million and $1.4 million related to the periodic settlement of the interest rate cap. For the three and six months ended June 30, 2023, White Mountains received a payment of $0.4 million and $0.6 million related to the periodic settlement of the interest rate cap. As of June 30, 2024 and December 31, 2023, the estimated fair value of the interest rate cap recorded in other assets was $2.8 million and $2.9 million. White Mountains classifies the interest rate cap as a Level 2 measurement.

Note 10. Municipal Bond Guarantee Insurance

HG Global was established to fund the startup of BAM, a mutual municipal bond insurer. HG Global, together with its subsidiaries, provided the initial capitalization of BAM through the purchase of $503.0 million of the BAM Surplus Notes.

Reinsurance Treaties

FLRT
BAM is a party to a first loss reinsurance treaty (“FLRT”) with HG Re under which HG Re provides first loss protection up to 15%-of-par outstanding on each municipal bond insured by BAM. For capital appreciation bonds, par is adjusted to the estimated equivalent par value for current interest paying bonds. In return, BAM cedes approximately 60% of the risk premium charged for insuring the municipal bond, which is net of a ceding commission. The FLRT is a perpetual agreement with terms that can be renegotiated every five years. For the next renegotiation period, either party may provide notice during 2028 to trigger a renegotiation that would take effect on January 1, 2030.

Fidus Re
BAM is party to collateralized financial guarantee excess of loss reinsurance agreements that serve to increase BAM’s claims paying resources and are provided by Fidus Re Ltd. (“Fidus Re”).
In 2018, Fidus Re was initially capitalized by the issuance of $100.0 million of insurance-linked securities (the “Fidus Re 2018 Agreement”), which have an initial term of 12 years and are callable five years after the date of issuance. The proceeds from issuance were placed in a collateral trust supporting Fidus Re’s obligations to BAM. Under the Fidus Re 2018 Agreement, Fidus Re reinsures 90% of aggregate losses exceeding $165.0 million on a portion of BAM’s financial guarantee portfolio (the “2018 Covered Portfolio”) up to a total reimbursement of $100.0 million. The Fidus Re 2018 Agreement does not provide coverage for losses in excess of $276.1 million. The 2018 Covered Portfolio consists of approximately 20% of BAM’s gross par outstanding as of June 30, 2024.
In 2021, Fidus Re issued an additional $150.0 million of insurance-linked securities (the “Fidus Re 2021 Agreement”), which have an initial term of 12 years and are callable five years after the date of issuance. The proceeds from issuance were placed in a collateral trust supporting Fidus Re’s obligations to BAM. Under the Fidus Re 2021 Agreement, Fidus Re reinsures 90% of aggregate losses exceeding $135.0 million on a portion of BAM’s financial guarantee portfolio (the “2021 Covered Portfolio”) up to a total reimbursement of $150.0 million. The Fidus Re 2021 Agreement does not provide coverage for losses in excess of $301.7 million. The 2021 Covered Portfolio consists of approximately 25% of BAM’s gross par outstanding as of June 30, 2024.
In 2022, Fidus Re issued an additional $150.0 million of insurance linked securities (the “Fidus Re 2022 Agreement”), which have an initial term of 12 years and are callable seven years after the date of issuance. The proceeds from issuance were placed in a collateral trust supporting Fidus Re’s obligations to BAM. Under the Fidus Re 2022 Agreement, Fidus Re reinsures 90% of aggregate losses exceeding $110.0 million on a portion of BAM’s financial guarantee portfolio (the “2022 Covered Portfolio”) up to a total reimbursement of $150.0 million. The Fidus Re 2022 Agreement does not provide coverage for losses in excess of $276.7 million. The 2022 Covered Portfolio consists of approximately 27% of BAM’s gross par outstanding as of June 30, 2024.
The Fidus Re agreements are accounted for using deposit accounting and any related financing expenses are recorded in general and administrative expenses as they do not meet the risk transfer requirements necessary to be accounted for as reinsurance.

XOLT
In January 2020, BAM entered into an excess of loss reinsurance agreement (the “XOLT”) with HG Re. Under the XOLT, HG Re provides last dollar protection for exposures on municipal bonds insured by BAM in excess of the New York State Department of Financial Services (“NYDFS”) single issuer limits. As of June 30, 2024, the XOLT is subject to an aggregate limit equal to the lesser of $125.0 million or the assets held in the supplemental collateral trust (the “Supplemental Trust”) at any point in time. The agreement is accounted for using deposit accounting and any related financing expenses are recorded in general and administrative expenses as the agreement does not meet the risk transfer requirements necessary to be accounted for as reinsurance.

Collateral Trusts

HG Re’s obligations under the FLRT are subject to an aggregate limit equal to the assets in two collateral trusts, the Supplemental Trust and the Regulation 114 Trust (together, the “Collateral Trusts”), at any point in time.
On a monthly basis, BAM deposits cash equal to ceded premiums, net of ceding commissions, due to HG Re under the FLRT directly into the Regulation 114 Trust. The Regulation 114 Trust target balance is equal to HG Re’s unearned premiums and unpaid loss and LAE reserves, if any. If, at the end of any quarter, the Regulation 114 Trust balance is below the target balance, funds will be withdrawn from the Supplemental Trust and deposited into the Regulation 114 Trust in an amount equal to the shortfall. If, at the end of any quarter, the Regulation 114 Trust balance is above 102% of the target balance, funds will be withdrawn from the Regulation 114 Trust and deposited into the Supplemental Trust. The Regulation 114 Trust balance as of June 30, 2024 and December 31, 2023 was $340.2 million and $341.6 million.
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
As the BAM Surplus Notes are repaid over time, the BAM Surplus Notes will be replaced in the Supplemental Trust by cash and fixed income securities. The Supplemental Trust balance as of June 30, 2024 and December 31, 2023 was $604.4 million and $606.9 million.
As of June 30, 2024 and December 31, 2023, the Collateral Trusts held assets of $944.6 million and $948.5 million, which included $609.3 million and $588.6 million of cash, investments and accrued investment income, $317.1 million and $322.2 million of BAM Surplus Notes and $18.2 million and $37.7 million of interest receivable on the BAM Surplus Notes.

BAM Surplus Notes

Through June 30, 2024, the interest rate on the BAM Surplus Notes is a variable rate equal to the one-year U.S. Treasury rate plus 300 basis points, set annually. Accordingly, in 2024 the interest rate on the BAM Surplus Notes was 8.2% through June 30, 2024. Effective July 1, 2024 and through maturity, HG Global and BAM amended the interest rate on the BAM Surplus Notes to be 10.0%, with a higher proportion of each payment to be applied to outstanding principal.
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
In May 2024, BAM made a $8.0 million cash payment of principal and interest on the BAM Surplus Notes held by HG Global. Of this payment, $5.1 million was a repayment of principal held in the Supplemental Trust, $0.3 million was a payment of accrued interest held in the Supplemental Trust and $2.6 million was a payment of accrued interest held outside the Supplemental Trust.
In December 2023, BAM made a $27.4 million cash payment of principal and interest on the BAM Surplus Notes held by HG Global. Of this payment, $17.8 million was a repayment of principal held in the Supplemental Trust, $2.0 million was a payment of accrued interest held in the Supplemental Trust and $7.6 million was a payment of accrued interest held outside the Supplemental Trust.
During the three and six months ended June 30, 2023, BAM made no repayments of the BAM Surplus Notes or accrued interest.
As of June 30, 2024 and December 31, 2023, the principal balance on the BAM Surplus Notes was $317.1 million and $322.2 million and total interest receivable on the BAM Surplus Notes was $184.8 million and $174.5 million.

Insured Obligations and Premiums

The following table presents a schedule of BAM’s insured obligations as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Contracts outstanding	15,041	14,485
Remaining weighted average contract period (in years)	11.1	11.1
Contractual debt service outstanding (in millions):
Principal	$115,852.9	$109,673.8
Interest	60,067.0	56,012.2
Total debt service outstanding	$175,919.9	$165,686.0

Gross unearned insurance premiums (in millions)	$333.2	$325.8

The following table presents a schedule of BAM’s future premium revenues as of June 30, 2024:

Millions	June 30, 2024
July 1, 2024 - December 31, 2024	$15.2
January 1, 2025 - March 31, 2025	7.4
April 1, 2025 - June 30, 2025	7.3
July 1, 2025 - September 30, 2025	7.2
October 1, 2025 - December 31, 2025	7.1
Total 2025	29.0
2026	27.3
2027	25.7
2028	23.8
2029	22.0
2030 and thereafter	190.2
Total gross unearned insurance premiums	$333.2

The following table presents a schedule of written premiums and earned premiums included in the HG Global/BAM segment for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2024	2023	2024	2023
Written premiums:
Direct	$13.6	$11.6	$24.1	$20.8
Assumed	—	—	—	—
Gross written premiums (1)	$13.6	$11.6	$24.1	$20.8
Earned premiums:
Direct	$8.5	$7.0	$15.8	$14.0
Assumed	.5	.7	1.0	1.4
Gross earned premiums (1)	$9.0	$7.7	$16.8	$15.4
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
The following table presents the Company’s computation of earnings per share from continuing operations for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic and diluted earnings per share numerators (in millions):
Net income (loss) attributable to White Mountains’s common shareholders	$(54.6)	$19.6	$181.8	$199.1
Allocation of (earnings) losses to participating restricted common shares (1)	.7	(.3)	(2.2)	(2.7)
Basic and diluted earnings (losses) per share numerators	$(53.9)	$19.3	$179.6	$196.4
Basic earnings per share denominators (in thousands):
Total average common shares outstanding during the period	2,566.6	2,562.4	2,563.2	2,566.1
Average unvested restricted common shares (2)	(34.8)	(37.6)	(31.7)	(34.4)
Basic earnings (losses) per share denominator	2,531.8	2,524.8	2,531.5	2,531.7
Diluted earnings per share denominator (in thousands):
Total average common shares outstanding during the period	2,566.6	2,562.4	2,563.2	2,566.1
Average unvested restricted common shares (2)	(34.8)	(37.6)	(31.7)	(34.4)
Diluted earnings (losses) per share denominator	2,531.8	2,524.8	2,531.5	2,531.7
Basic and diluted earnings per share (in dollars):
Distributed earnings - dividends declared and paid	$—	$—	$1.00	$1.00
Undistributed earnings (losses)	(21.24)	7.65	69.93	76.57
Basic and diluted earnings (losses) per share	$(21.24)	$7.65	$70.93	$77.57
(1) Restricted shares issued by White Mountains receive dividends, and therefore, are considered participating securities.
(2) Restricted shares outstanding vest upon a stated date. See Note 12 — “Employee Share-Based Incentive Compensation Plans.”

The following table presents the undistributed net earnings (losses) for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2024	2023	2024	2023
Undistributed net earnings:
Net income (loss) attributable to White Mountains’s common shareholders, net of restricted common share amounts	$(53.9)	$19.3	$179.6	$196.4
Dividends declared, net of restricted common share amounts (1)	—	—	(2.5)	(2.5)
Total undistributed net earnings (losses), net of restricted common share amounts	$(53.9)	$19.3	$177.1	$193.9
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
White Mountains’s Long-Term Incentive Plan (the “WTM Incentive Plan”) provides for grants of various types of share-based and non-share-based incentive awards to key employees and directors of White Mountains. As of June 30, 2024 and 2023, White Mountains’s share-based incentive compensation awards consist of performance shares and restricted shares.

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
The following table presents the performance share activity for the three and six months ended June 30, 2024 and 2023 for performance shares granted under the WTM Incentive Plan:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
$ in Millions	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	34,007	$44.2	37,031	$36.4	37,031	$69.4	39,449	$67.5
Shares paid (1) (2)	—	—	—	—	(13,475)	(44.9)	(13,350)	(40.8)
New grants	1,000	—	—	—	11,405	—	10,895	—
Forfeitures and cancellations (3)	(15)	—	—	(.2)	31	.3	37	.2
Expense recognized	—	7.8	—	8.4	—	27.2	—	17.7
End of period	34,992	$52.0	37,031	$44.6	34,992	$52.0	37,031	$44.6
(1) WTM performance share payments for the 2021-2023 performance cycle were made in March 2024 at 188% of target.
(2) WTM performance share payments for the 2020-2022 performance cycle were made in March 2023 at 200% of target.
(3) Amounts include changes in assumed forfeitures, as required under GAAP.

During the three and six months ended June 30, 2024, White Mountains granted 1,000 and 11,405 performance shares for the 2024-2026 performance cycle. During the six months ended June 30, 2023, White Mountains granted 10,895 performance shares for the 2023-2025 performance cycle.
For the 2021-2023 performance cycle, the Company issued common shares for 100 performance shares earned, and all other performance shares earned were settled in cash. For the 2020-2022 performance cycle, all performance shares earned were settled in cash. If all outstanding performance shares had vested on June 30, 2024, the total additional compensation cost to be recognized would have been $38.4 million, based on accrual factors as of June 30, 2024 (common share price and payout assumptions).
The following table presents performance shares outstanding and accrued expense for performance shares awarded under the WTM Incentive Plan as of June 30, 2024 for each performance cycle:

	June 30, 2024
$ in Millions	Target Performance Shares Outstanding	Accrued Expense
Performance cycle:
2022 – 2024	13,225	$39.7
2023 – 2025	10,895	10.7
2024 – 2026	11,405	2.4
Sub-total	35,525	52.8
Assumed forfeitures	(533)	(.8)
Total	34,992	$52.0

Restricted Shares

Restricted shares are grants of a specified number of common shares that generally vest at the end of a 34-month service period. The following table presents the unrecognized compensation cost associated with the outstanding restricted share awards under the WTM Incentive Plan for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
$ in Millions	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value
Non-vested,
Beginning of period	34,525	$31.3	37,595	$28.3	37,595	$16.2	38,350	$15.5
Issued	1,000	1.7	—	—	11,405	20.0	10,895	16.0
Vested	—	—	—	—	(13,475)	—	(11,650)	—
Forfeited	—	—	—	—	—	—	—	—
Expense recognized	—	(4.2)	—	(4.0)	—	(7.4)	—	(7.2)
End of period	35,525	$28.8	37,595	$24.3	35,525	$28.8	37,595	$24.3
During the three and six months ended June 30, 2024, White Mountains issued 1,000 and 11,405 restricted shares that vest on January 1, 2027. During the six months ended June 30, 2023, White Mountains issued 10,895 restricted shares that vest on January 1, 2026. The unamortized issue date fair value as of June 30, 2024 is expected to be recognized ratably over the remaining vesting periods.

Note 13. Noncontrolling Interests

Noncontrolling interests consist of the ownership interests of noncontrolling shareholders in consolidated entities and are presented separately on the balance sheet.
The following table presents the balance of noncontrolling interests included in White Mountains’s total equity and the related percentage of each consolidated entity’s total equity owned by noncontrolling shareholders as of June 30, 2024 and December 31, 2023:

	June 30, 2024			December 31, 2023
$ in Millions	Noncontrolling Percentage (1)	Noncontrolling Equity		Noncontrolling Percentage (1)	Noncontrolling Equity
Noncontrolling interests, excluding BAM
Ark	28.0%	$354.2	(2)	28.0%	$336.9	(2)
HG Global	3.1%	(.8)		3.1%	.8
Kudu	10.6%	127.3		10.5%	113.8
Bamboo	27.2%	113.1		—%	—
Other	various	9.3		various	9.4
Total, excluding BAM		603.1			460.9
BAM	100.0%	(153.5)		100.0%	(139.8)
Total noncontrolling interests		$449.6			$321.1
(1) The noncontrolling percentage represents the basic ownership interests held by noncontrolling shareholders with the exception of HG Global, for which the noncontrolling percentage represents the preferred share ownership held by noncontrolling shareholders.
(2) As of June 30, 2024 and December 31, 2023, Ark’s noncontrolling equity includes $26.4 and $21.0 related to management’s equity incentives.

Note 14. Segment Information

As of June 30, 2024, White Mountains conducted its operations through four reportable segments: (1) Ark/WM Outrigger, (2) HG Global/BAM, (3) Kudu and (4) Bamboo, with its remaining operating businesses, holding companies and other assets included in Other Operations. White Mountains has made its segment determination based on consideration of the following criteria: (i) the nature of the business activities of each of the Company’s subsidiaries and affiliates; (ii) the manner in which the Company’s subsidiaries and affiliates are organized; (iii) the existence of primary managers responsible for specific subsidiaries and affiliates; and (iv) the organization of information provided to the chief operating decision makers and the Board of Directors. Significant intercompany transactions among White Mountains’s segments have been eliminated herein.
As a result of the Bamboo Transaction, White Mountains began consolidating Bamboo in its financial statements as of January 2, 2024. See Note 2 — “Significant Transaction”.

The following tables present the financial information for White Mountains’s segments for the three and six months ended June 30, 2024 and 2023:

	Ark/WM Outrigger		HG Global/BAM				Other Operations	Total
Millions	Ark	WM Outrigger Re	HG Global	BAM (1)	Kudu	Bamboo
Three Months Ended June 30, 2024
Earned insurance premiums (2)	$310.8	$7.5	$7.5	$1.5	$—	$8.0	$8.6	$343.9
Net investment income (3)	19.3	3.0	5.9	4.5	15.7	.6	8.4	57.4
Net investment income (expense) - BAM Surplus Note interest	—	—	6.6	(6.6)	—	—	—	—
Net realized and unrealized investment gains (losses) (3)	20.3	—	(2.0)	(2.3)	54.5	—	8.5	79.0
Net realized and unrealized investment gains (losses) from investment in MediaAlpha	—	—	—	—	—	—	(139.2)	(139.2)
Commission and fee revenues	—	—	—	—	—	32.7	3.4	36.1
Other revenues	2.4	—	—	.6	—	.7	14.5	18.2
Total revenues	352.8	10.5	18.0	(2.3)	70.2	42.0	(95.8)	395.4
Loss and loss adjustment expenses	176.0	(.3)	—	—	—	4.3	3.9	183.9
Acquisition expenses	65.9	2.3	2.2	—	—	2.9	2.6	75.9
Cost of sales	—	—	—	—	—	—	7.0	7.0
Broker commission expenses	—	—	—	—	—	12.7	—	12.7
General and administrative expenses	42.8	.1	.6	16.6	3.5	15.7	43.2	122.5
Change in fair value of contingent consideration	13.3	—	—	—	—	—	—	13.3
Interest expense	4.7	—	4.1	—	5.4	—	.6	14.8
Total expenses	302.7	2.1	6.9	16.6	8.9	35.6	57.3	430.1
Pre-tax income (loss)	$50.1	$8.4	$11.1	$(18.9)	$61.3	$6.4	$(153.1)	$(34.7)
(1) BAM manages its affairs on a statutory accounting basis. BAM’s statutory surplus includes the BAM Surplus Notes and is not reduced by accruals of interest expense on the BAM Surplus Notes. BAM’s statutory surplus is reduced only after a payment of principal or interest has been approved by the NYDFS.
(2) Ark’s earned insurance premiums based on the location of Ark’s underwriting offices in the United Kingdom and Bermuda are $193.7 and $117.1.
(3) Bamboo’s net investment income and net realized and unrealized investment gains (losses) are included in other revenues in the consolidated statement of operations.

	Ark/WM Outrigger		HG Global/BAM			Other Operations
Millions	Ark	WM Outrigger Re	HG Global	BAM (1)	Kudu		Total
Three Months Ended June 30, 2023
Earned insurance premiums (2)	$283.7	$9.6	$6.4	$1.3	$—	$—	$301.0
Net investment income	11.2	2.5	4.1	3.5	14.7	7.0	43.0
Net investment income (expense) - BAM Surplus Note interest	—	—	6.5	(6.5)	—	—	—
Net realized and unrealized investment gains (losses)	18.0	—	(5.7)	(4.2)	4.6	76.0	88.7
Net realized and unrealized investment gains (losses) from investment in MediaAlpha	—	—	—	—	—	(77.3)	(77.3)
Commission and fee revenues	—	—	—	—	—	3.2	3.2
Other revenues	(2.0)	—	—	.5	—	21.3	19.8
Total revenues	310.9	12.1	11.3	(5.4)	19.3	30.2	378.4
Loss and loss adjustment expenses	167.1	.4	—	—	—	—	167.5
Acquisition expenses	59.4	2.0	1.8	(.3)	—	—	62.9
Cost of sales	—	—	—	—	—	11.6	11.6
General and administrative expenses	34.9	—	.3	14.6	4.0	48.8	102.6
Change in fair value of contingent consideration	2.2	—	—	—	—	—	2.2
Interest expense	5.2	—	2.5	—	5.3	1.2	14.2
Total expenses	268.8	2.4	4.6	14.3	9.3	61.6	361.0
Pre-tax income (loss)	$42.1	$9.7	$6.7	$(19.7)	$10.0	$(31.4)	$17.4
(1) BAM manages its affairs on a statutory accounting basis. BAM’s statutory surplus includes the BAM Surplus Notes and is not reduced by accruals of interest expense on the BAM Surplus Notes. BAM’s statutory surplus is reduced only after a payment of principal or interest has been approved by the NYDFS.
(2) Ark’s earned insurance premiums based on the location of Ark’s underwriting offices in the United Kingdom and Bermuda are $168.8 and $114.9.

	Ark/WM Outrigger		HG Global/BAM				Other Operations
Millions	Ark	WM Outrigger Re	HG Global	BAM (1)	Kudu	Bamboo		Total
Six Months Ended June 30, 2024
Earned insurance premiums (2)	$603.3	$17.8	$14.0	$2.8	$—	$16.4	$8.6	$662.9
Net investment income (3)	36.3	5.9	11.3	8.8	32.9	.9	18.3	114.4
Net investment income (expense) - BAM Surplus Note interest	—	—	13.2	(13.2)	—	—	—	—
Net realized and unrealized investment gains (losses) (3)	30.9	—	(9.3)	(5.1)	48.0	(.1)	30.7	95.1
Net realized and unrealized investment gains (losses) from investment in MediaAlpha	—	—	—	—	—	—	71.5	71.5
Commission and fee revenues	—	—	—	—	—	54.6	7.0	61.6
Other revenues	5.9	—	—	1.1	—	1.3	28.9	37.2
Total revenues	676.4	23.7	29.2	(5.6)	80.9	73.1	165.0	1,042.7
Loss and loss adjustment expenses	355.3	.4	—	—	—	10.1	3.9	369.7
Acquisition expenses	129.6	4.9	4.0	.4	—	6.0	2.6	147.5
Cost of sales	—	—	—	—	—	—	14.6	14.6
Broker commission expenses	—	—	—	—	—	22.0	—	22.0
General and administrative expenses	85.0	.1	1.0	33.5	6.9	27.7	93.5	247.7
Change in fair value of contingent consideration	13.3	—	—	—	—	—	—	13.3
Interest expense	10.1	—	7.6	—	11.0	—	1.3	30.0
Total expenses	593.3	5.4	12.6	33.9	17.9	65.8	115.9	844.8
Pre-tax income (loss)	$83.1	$18.3	$16.6	$(39.5)	$63.0	$7.3	$49.1	$197.9
(1) BAM manages its affairs on a statutory accounting basis. BAM’s statutory surplus includes the BAM Surplus Notes and is not reduced by accruals of interest expense on the BAM Surplus Notes. BAM’s statutory surplus is reduced only after a payment of principal or interest has been approved by the NYDFS.
(2) Ark’s earned insurance premiums based on the location of Ark’s underwriting offices in the United Kingdom and Bermuda are $371.1 and $232.2.
(3) Bamboo’s net investment income and net realized and unrealized investment gains (losses) are included in other revenues in the consolidated statement of operations.

	Ark/WM Outrigger		HG Global/BAM			Other Operations
Millions	Ark	WM Outrigger Re	HG Global	BAM (1)	Kudu		Total
Six Months Ended June 30, 2023
Earned insurance premiums (2)	$533.6	$14.8	$12.8	$2.6	$—	$—	$563.8
Net investment income	19.6	4.7	8.1	6.7	28.9	14.0	82.0
Net investment income (expense) - BAM Surplus Note interest	—	—	13.1	(13.1)	—	—	—
Net realized and unrealized investment gains (losses)	42.5	—	2.2	4.9	34.2	117.8	201.6
Net realized and unrealized investment gains (losses) from investment in MediaAlpha	—	—	—	—	—	7.9	7.9
Commission and fee revenues	—	—	—	—	—	6.5	6.5
Other revenues	(4.7)	—	—	1.3	—	51.9	48.5
Total revenues	591.0	19.5	36.2	2.4	63.1	198.1	910.3
Loss and loss adjustment expenses	314.7	.6	—	—	—	—	315.3
Acquisition expenses	118.3	2.9	3.6	.6	—	—	125.4
Cost of sales	—	—	—	—	—	25.5	25.5
General and administrative expenses	70.0	.1	1.4	30.8	7.8	88.5	198.6
Change in fair value of contingent consideration	(.2)	—	—	—	—	—	(.2)
Interest expense	10.2	—	7.0	—	10.0	2.0	29.2
Total expenses	513.0	3.6	12.0	31.4	17.8	116.0	693.8
Pre-tax income (loss)	$78.0	$15.9	$24.2	$(29.0)	$45.3	$82.1	$216.5
(1) BAM manages its affairs on a statutory accounting basis. BAM’s statutory surplus includes the BAM Surplus Notes and is not reduced by accruals of interest expense on the BAM Surplus Notes. BAM’s statutory surplus is reduced only after a payment of principal or interest has been approved by the NYDFS.
(2) Ark’s earned insurance premiums based on the location of Ark’s underwriting offices in the United Kingdom and Bermuda are $314.7 and $218.9.

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

WM Outrigger Re

White Mountains has determined that Outrigger Re Ltd. and WM Outrigger Re are VIEs. White Mountains is not the primary beneficiary of Outrigger Re Ltd. or its other segregated accounts. White Mountains is the primary beneficiary of WM Outrigger Re, as it has both the power to direct the activities that most significantly impact WM Outrigger Re’s economic performance and the obligation to absorb losses, or the right to receive returns, that could potentially be significant to WM Outrigger Re. As a result, White Mountains consolidates WM Outrigger Re’s results in its financial statements. The assets of WM Outrigger Re can only be used to settle the liabilities of WM Outrigger Re, and there is no recourse to the Company for any creditors of WM Outrigger Re. WM Outrigger Re’s obligations under the reinsurance agreements with GAIL are subject to an aggregate limit equal to the assets in its collateral trusts at any point in time.

BAM

BAM is the first and only mutual municipal bond insurance company in the United States. HG Global, together with its subsidiaries, funded the initial capitalization of BAM through the purchase of $503.0 million of BAM Surplus Notes and, through its reinsurance subsidiary HG Re, provides up to 15%-of-par, first loss reinsurance protection for policies underwritten by BAM. As a mutual insurance company, BAM is owned by and operated for the benefit of its members, the municipalities whose debt issuances are insured by BAM. As of June 30, 2024, BAM’s members have contributed equity capital at risk through MSC of $571.1 million. However, the BAM Surplus Notes remain a significant portion of BAM’s statutory capital. Accordingly, White Mountains has determined that BAM is a VIE.
BAM’s underwriting process was determined to be the activity that most significantly impacts BAM’s economic performance. BAM’s underwriting guidelines define the types of credits that BAM may insure. Pursuant to the original FLRT, BAM’s underwriting guidelines may only be amended with the consent of HG Re. As a result, White Mountains concluded at inception and through June 30, 2024 that it has the power to direct BAM’s activities that most significantly impact BAM’s economic performance and it is the primary beneficiary. Accordingly, White Mountains is required to consolidate BAM’s results in its financial statements. Since BAM is owned by its members, its equity and results of operations are included in noncontrolling interests.
On July 1, 2024, HG Re and BAM amended the terms of the FLRT with respect to certain governance rights held by HG Re. As a result, and in combination with other governance changes at BAM, effective July 1, 2024, White Mountains concluded that it no longer has the power to direct BAM’s activities that most significantly impact its economic performance and is no longer BAM’s primary beneficiary. Accordingly, as of July 1, 2024, White Mountains will no longer consolidate BAM. White Mountains is evaluating the impact of the deconsolidation of BAM on its financial statements.
BAM’s assets can only be used to settle BAM’s obligations, and general creditors of BAM have no recourse to the Company or HG Global. HG Re’s obligations to BAM under the FLRT are subject to an aggregate limit equal to the assets in the Collateral Trusts at any point in time.

PassportCard/DavidShield

As of June 30, 2024, White Mountains’s ownership interest in PassportCard/DavidShield was 53.8%. White Mountains has determined that both PassportCard and DavidShield are VIEs but that White Mountains is not the primary beneficiary and therefore does not consolidate either PassportCard or DavidShield. The governance structures for both PassportCard and DavidShield were designed to give White Mountains and its co-investor equal power to make the decisions that most significantly impact operations. White Mountains does not have the unilateral power to direct the operations of PassportCard or DavidShield and does not hold a controlling financial interest. White Mountains’s ownership interest gives White Mountains the ability to exert significant influence over the significant financial and operating activities of PassportCard/DavidShield. Accordingly, White Mountains’s investment in PassportCard/DavidShield meets the criteria to be accounted for under the equity method. White Mountains has taken the fair value option for its investment in PassportCard/DavidShield. Changes in the fair value of PassportCard/DavidShield are recorded in net realized and unrealized investment gains (losses). As of June 30, 2024, White Mountains’s maximum exposure to loss on its equity investment in PassportCard/DavidShield and the non-interest-bearing loan to its partner is the total carrying value of $158.8 million.

Elementum

As of June 30, 2024, White Mountains’s ownership interest in Elementum was 26.6%. White Mountains has determined that Elementum is a VIE but that White Mountains is not the primary beneficiary and therefore does not consolidate Elementum. White Mountains’s ownership interest gives White Mountains the ability to exert significant influence over the significant financial and operating activities of Elementum. Accordingly, Elementum meets the criteria to be accounted for under the equity method. White Mountains has taken the fair value option for its investment in Elementum. Changes in the fair value of Elementum are recorded in net realized and unrealized investment gains (losses). As of June 30, 2024, White Mountains’s maximum exposure to loss on its limited partnership interest in Elementum is the carrying value of $35.0 million.

Bamboo CRV

White Mountains has determined that Bamboo CRV is a VIE. White Mountains is the primary beneficiary of Bamboo CRV, as it has both the power to direct the activities that most significantly impact Bamboo CRV’s economic performance and the obligation to absorb losses, or the right to receive returns, that could potentially be significant to Bamboo CRV. As a result, White Mountains consolidates Bamboo CRV’s results in its financial statements. The assets of Bamboo CRV can only be used to settle the liabilities of Bamboo CRV, and there is no recourse to the Company for any creditors of Bamboo CRV. As of June 30, 2024, Bamboo CRV’s obligations under its reinsurance agreements are subject to an aggregate limit equal to White Mountains’s total capital commitment of $30 million.

Limited Partnerships

White Mountains’s investments in limited partnerships are generally considered VIEs because the limited partnership interests do not have substantive kick-out rights or participating rights. White Mountains does not have the unilateral power to direct the operations of these limited partnerships, and therefore White Mountains is not the primary beneficiary and does not consolidate the limited partnerships. White Mountains has taken the fair value option for its investments in limited partnerships, which are generally measured at NAV as a practical expedient. As of June 30, 2024, White Mountains’s maximum exposure to loss on its investments in limited partnerships is the carrying value of $264.0 million.

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
The following table presents the ownership interests and carrying values of White Mountains’s equity method eligible investments as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
$ in Millions	Ownership Interest	Carrying Value	Ownership Interest	Carrying Value
Kudu’s Participation Contracts (1)	4.1% - 30.0%	$901.3	4.1% - 30.0%	$890.5
Investment in MediaAlpha	26.9%	235.2	34.9%	254.9
PassportCard/DavidShield	53.8%	150.0	53.8%	150.0
Elementum Holdings, L.P.	26.6%	35.0	26.6%	35.0
Other equity method eligible investments, at fair value	Under 50.0%	268.9	Under 50.0%	291.7
Other equity method eligible investments, at fair value	50.0% and over	24.9	50.0% and over	24.8
(1) Ownership interest generally references basic ownership interest with the exception of Kudu’s Participation Contracts, which are noncontrolling equity interests in the form of revenue and earnings participation contracts.

For the three and six months ended June 30, 2024, White Mountains received dividend and income distributions from equity method eligible investments of $22.2 million and $38.1 million, which were recorded within net investment income in the consolidated statements of operations. For the three and six months ended June 30, 2023, White Mountains received dividend and income distributions from equity method eligible investments of $22.1 million and $28.5 million.

Note 17. Fair Value of Financial Instruments

    White Mountains records its financial instruments at fair value with the exception of debt obligations, which are recorded as debt at face value less unamortized original issue discount. See Note 7 — “Debt.”
    The following table presents the fair value and carrying value of these financial instruments as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
Millions	Fair Value	Carrying Value	Fair Value	Carrying Value
Ark 2007 Subordinated Notes	$—	$—	$30.5	$30.0
Ark 2021 Subordinated Notes	$171.4	$155.0	$171.8	$155.5
HG Global Senior Notes	$158.5	$147.2	$158.7	$146.9
Kudu Credit Facility	$218.0	$203.3	$225.6	$203.8
Other Operations debt	$26.1	$24.7	$30.0	$28.4

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains “forward-looking statements.” White Mountains intends statements that are not historical in nature, which are hereby identified as forward-looking statements, to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. White Mountains cannot promise that its expectations in such forward-looking statements will turn out to be correct. White Mountains’s actual results could be materially different from and worse than its expectations. See “FORWARD-LOOKING STATEMENTS” on page 82 for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements.
The following discussion also includes ten non-GAAP financial measures: (i) adjusted book value per share, (ii) Kudu’s earnings before interest, taxes, depreciation and amortization (“EBITDA”), (iii) Kudu’s adjusted EBITDA, (iv) Bamboo’s MGA pre-tax income (loss), (v) Bamboo’s MGA net income (loss), (vi) Bamboo’s MGA EBITDA, (vii) Bamboo’s MGA adjusted EBITDA, (viii) total consolidated portfolio returns excluding MediaAlpha, (ix) adjusted capital and (x) debt to total adjusted capital, that have been reconciled from their most comparable GAAP financial measures on page 80. White Mountains believes these measures to be useful in evaluating White Mountains’s financial performance and condition.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 and 2023

Overview

White Mountains reported book value per share of $1,722 and adjusted book value per share of $1,777 as of June 30, 2024. Book value per share and adjusted book value per share both decreased 1% in the second quarter of 2024 and increased 4% in the first six months of 2024, including dividends. The decreases in book value per share and adjusted book value per share in the second quarter of 2024 were driven primarily by mark-to-market losses from the decline in MediaAlpha’s share price during the second quarter of 2024, partially offset by solid operating results and investment returns. The increases in book value per share and adjusted book value per share in the first six months of 2024 were driven primarily by solid operating results and investment returns as well as mark-to-market gains from the increase in MediaAlpha’s share price during the first six months of 2024. As of June 30, 2024, White Mountains’s undeployed capital was approximately $650 million.
White Mountains reported book value per share of $1,532 and adjusted book value per share of $1,576 as of June 30, 2023. Book value per share and adjusted book value per share both increased 1% in the second quarter of 2023 and increased 5% and 6% in the first six months of 2024, including dividends. The increases in book value per share and adjusted book value per share were driven primarily by solid operating results and investment returns. Results in the second quarter of 2023 were partially offset by the impact of mark-to-market losses from the decline in MediaAlpha’s share price.
The Ark/WM Outrigger segment’s combined ratio was 87% and 89% in the second quarter and first six months of 2024 compared to 87% and 89% in the second quarter and first six months of 2023. Ark/WM Outrigger reported gross written premiums of $697 million and $1,569 million, net written premiums of $503 million and $1,101 million and net earned premiums of $318 million and $621 million in the second quarter and first six months of 2024 compared to gross written premiums of $606 million and $1,416 million, net written premiums of $461 million and $1,075 million and net earned premiums of $293 million and $548 million in the second quarter and first six months of 2023. Ark/WM Outrigger reported pre-tax income of $59 million and $101 million in the second quarter and first six months of 2024 compared to $52 million and $94 million in the second quarter and first six months of 2023.
Ark’s combined ratio was 89% and 91% in the second quarter and first six months of 2024 compared to 89% and 91% in the second quarter and first six months of 2023. Ark’s combined ratio in the second quarter and first six months of 2024 included minimal catastrophe losses compared to five points and three points of catastrophe losses in the second quarter and first six months of 2023. Ark’s combined ratio in the second quarter and first six months of 2024 included two points and one point of net favorable prior year development, primarily due to property lines of business, compared to four points of net unfavorable prior year development in both the second quarter and first six months of 2023, primarily due to Winter Storm Elliott and three large claims in the property and marine & energy lines of business.
Ark reported gross written premiums of $697 million and $1,569 million, net written premiums of $464 million and $1,028 million and net earned premiums of $311 million and $603 million in the second quarter and first six months of 2024 compared to gross written premiums of $606 million and $1,416 million, net written premiums of $403 million and $973 million and net earned premiums of $284 million and $534 million in the second quarter and first six months of 2023. Ark reported pre-tax income of $50 million and $83 million in the second quarter and first six months of 2024 compared to $42 million and $78 million in the second quarter and first six months of 2023. Ark’s results included net realized and unrealized investment gains of $20 million and $31 million in the second quarter and first six months of 2024 compared to $18 million and $43 million in the second quarter and first six months of 2023.

WM Outrigger Re’s combined ratio was 27% and 30% in the second quarter and first six months of 2024 compared to 25% and 24% in the second quarter and first six months of 2023. Catastrophe losses were minimal for all periods. WM Outrigger Re reported gross and net written premiums of $39 million and $73 million and net earned premiums of $8 million and $18 million in the second quarter and first six months of 2024 compared to gross and net written premiums of $58 million and $102 million and net earned premiums of $10 million and $15 million in the second quarter and first six months of 2023. Gross and net written premiums decreased due to White Mountains’s lower capital commitment to WM Outrigger Re in 2024. WM Outrigger Re reported pre-tax income of $8 million and $18 million in the second quarter and first six months of 2024 compared to $10 million and $16 million in the second quarter and first six months of 2023.
HG Global/BAM reported gross written premiums and MSC collected of $28 million and $50 million in the second quarter and first six months of 2024 compared to $26 million and $47 million in the second quarter and first six months of 2023. Total pricing was 54 and 57 basis points in the second quarter and first six months of 2024 compared to 77 and 75 basis points in the second quarter and first six months of 2023. BAM insured municipal bonds with par value of $5.3 billion and $8.8 billion in the second quarter and first six months of 2024 compared to $3.4 billion and $6.3 billion in the second quarter and first six months of 2023. BAM’s total claims paying resources were $1,525 million as of June 30, 2024 compared to $1,501 million as of December 31, 2023 and $1,451 million as of June 30, 2023. On May 29, 2024, S&P Global Ratings affirmed BAM’s AA rating and Stable outlook.
Kudu reported total revenues of $70 million and $81 million, pre-tax income of $61 million and $63 million and adjusted EBITDA of $12 million and $26 million in the second quarter and first six months of 2024 compared to total revenues of $19 million and $63 million, pre-tax income of $10 million and $45 million and adjusted EBITDA of $12 million and $23 million in the second quarter and first six months of 2023. Kudu’s revenues, pre-tax income and adjusted EBITDA included $16 million and $33 million of net investment income in the second quarter and first six months of 2024 compared to $15 million and $29 million in the second quarter and first six months of 2023. Kudu’s revenues and pre-tax income in the second quarter and first six months of 2024 also included $55 million and $48 million of net realized and unrealized gains compared to $5 million and $34 million of net realized and unrealized gains in the second quarter and first six months of 2023.
Bamboo reported commission and fee revenues of $33 million and $55 million and pre-tax income of $6 million and $7 million for the second quarter and first six months of 2024. Bamboo reported MGA pre-tax income of $6 million and $7 million and MGA adjusted EBITDA of $12 million and $18 million for the second quarter and first six months of 2024. Managed premiums, which represent the total premium placed by Bamboo, were $120 million and $209 million for the second quarter and first six months of 2024 compared to $41 million and $69 million for the second quarter and first six months of 2023 (prior to White Mountains’s ownership of Bamboo). The increase in managed premiums was driven primarily by growth in new business volume as well as a growing renewal book.
On May 10, 2024, MediaAlpha completed a secondary offering of 7.6 million shares at $19.00 per share ($18.24 per share net of underwriting fees). In the secondary offering, White Mountains sold 5.0 million shares for net proceeds of $91 million. Following the completion of the offering, White Mountains owns 17.9 million shares of MediaAlpha, representing a 27% basic ownership interest (25% on a fully-diluted/fully-converted basis). As of June 30, 2024, MediaAlpha’s share price was $13.17 per share, which decreased from $20.37 per share as of March 31, 2024. The carrying value of White Mountains’s investment in MediaAlpha was $235 million as of June 30, 2024 compared to $466 million at March 31, 2024. The $231 million decline in MediaAlpha’s carrying value resulted from $139 million of net realized and unrealized losses in the quarter and $91 million of net proceeds received from the secondary offering. At White Mountains’s current level of ownership, each $1.00 per share increase or decrease in the share price of MediaAlpha will result in an approximate $7.00 per share increase or decrease in White Mountains’s book value per share and adjusted book value per share.

White Mountains’s total consolidated portfolio return on invested assets was -0.1% in the second quarter of 2024, which included $139 million of net realized and unrealized investment losses from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total consolidated portfolio return on invested assets was 2.2% in the second quarter of 2024, driven primarily by net realized and unrealized investment gains from other-long term investments and net investment income from the fixed income and other long-term investments portfolios. White Mountains’s total consolidated portfolio return on invested assets was 0.9% in the second quarter of 2023, which included $77 million of unrealized investment losses from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total consolidated portfolio return on invested assets was 3.0% in the second quarter of 2023, driven primarily by net unrealized investment gains from other long-term investments, net realized and unrealized investment gains from common equity securities and net investment income from the fixed income portfolio.
White Mountains’s total consolidated portfolio return on invested assets was 4.5% in the first six months of 2024, which included $72 million of net realized and unrealized investment gains from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total consolidated portfolio return on invested assets was 3.5% in the first six months of 2024, driven primarily by net realized and unrealized investment gains from other-long term investments, net investment income from the fixed income portfolio and unrealized investment gains from common equity securities. White Mountains’s total consolidated portfolio return on invested assets was 5.5% in the first six months of 2023, which included $8 million of unrealized investment gains from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total consolidated portfolio return on invested assets was 6.1% in the first six months of 2023, driven primarily by net realized and unrealized investment gains from other long-term investments and common equity securities, as well as net investment income from the fixed income portfolio.
Adjusted Book Value Per Share

The following table presents White Mountains’s book value per share and reconciles it to adjusted book value per share, a non-GAAP measure as of June 30, 2024, March 31, 2024, December 31, 2023 and June 30, 2023. See NON-GAAP FINANCIAL MEASURES on page 80.

	June 30, 2024	March 31, 2024	December 31, 2023	June 30, 2023
Book value per share numerators (in millions):
White Mountains’s common shareholders’ equity - GAAP book value per share numerator	$4,422.6	$4,470.4	$4,240.5	$3,922.2
HG Global’s unearned premium reserve (1)	271.7	267.7	265.4	246.8
HG Global’s net deferred acquisition costs (1)	(78.5)	(77.3)	(76.5)	(70.7)
Time value of money discount on expected future payments on the BAM Surplus Notes (1)	(84.7)	(86.3)	(87.9)	(91.8)
Adjusted book value per share numerator	$4,531.1	$4,574.5	$4,341.5	$4,006.5
Book value per share denominators (in thousands of shares):
Common shares outstanding - GAAP book value per share denominator	2,568.3	2,565.7	2,560.5	2,560.5
Unearned restricted common shares	(18.3)	(20.3)	(12.4)	(19.1)
Adjusted book value per share denominator	2,550.0	2,545.4	2,548.1	2,541.4
GAAP book value per share	$1,722.02	$1,742.33	$1,656.14	$1,531.84
Adjusted book value per share	$1,776.89	$1,797.17	$1,703.82	$1,576.46
Year-to-date dividends paid per share	$1.00	$1.00	$1.00	$1.00
(1) Amount reflects White Mountains’s preferred share ownership in HG Global of 96.9%.

Goodwill and Other Intangible Assets

The following table presents goodwill and other intangible assets that are included in White Mountains’s adjusted book value as of June 30, 2024, March 31, 2024, December 31, 2023 and June 30, 2023:

Millions	June 30, 2024	March 31, 2024	December 31, 2023	June 30, 2023
Goodwill:
Ark	$116.8	$116.8	$116.8	$116.8
Kudu	7.6	7.6	7.6	7.6
Bamboo (1)	270.4	270.4	—	—
Other Operations	44.4	44.4	44.4	44.4
Total goodwill	439.2	439.2	168.8	168.8
Other intangible assets:
Ark	175.7	175.7	175.7	175.7
Kudu	.5	.6	.7	.8
Bamboo (1)	92.6	96.8	—	—
Other Operations	23.0	24.3	25.4	28.3
Total other intangible assets	291.8	297.4	201.8	204.8
Total goodwill and other intangible assets (2)	731.0	736.6	370.6	373.6
Goodwill and other intangible assets attributed to noncontrolling interests	(193.2)	(194.9)	(94.9)	(95.4)
Goodwill and other intangible assets included in White Mountains’s common shareholders’ equity	$537.8	$541.7	$275.7	$278.2
(1) The relative fair values of goodwill and of other intangible assets recognized in connection with the acquisition of Bamboo had not yet been finalized at
June 30, 2024. See “Bamboo Transaction” in Note 2 — “Significant Transactions” on page 11.
(2) See Note 4 — “Goodwill and Other Intangible Assets” on page 25 for details of other intangible assets.

Summary of Consolidated Results

The following table presents White Mountains’s consolidated financial results for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2024	2023	2024	2023
Revenues
P&C Insurance and Reinsurance revenues	$363.3	$323.0	$700.1	$610.5
Financial Guarantee revenues	15.7	5.9	23.6	38.6
Asset Management revenues	70.2	19.3	80.9	63.1
P&C Insurance Distribution revenues	42.0	—	73.1	—
Other Operations revenues	(95.8)	30.2	165.0	198.1
Total revenues	395.4	378.4	1,042.7	910.3
Expenses
P&C Insurance and Reinsurance expenses	304.8	271.2	598.7	516.6
Financial Guarantee expenses	23.5	18.9	46.5	43.4
Asset Management expenses	8.9	9.3	17.9	17.8
P&C Insurance Distribution expenses	35.6	—	65.8	—
Other Operations expenses	57.3	61.6	115.9	116.0
Total expenses	430.1	361.0	844.8	693.8
Pre-tax income (loss)
P&C Insurance and Reinsurance pre-tax income (loss)	58.5	51.8	101.4	93.9
Financial Guarantee pre-tax income (loss)	(7.8)	(13.0)	(22.9)	(4.8)
Asset Management pre-tax income (loss)	61.3	10.0	63.0	45.3
P&C Insurance Distribution pre-tax income (loss)	6.4	—	7.3	—
Other Operations pre-tax income (loss)	(153.1)	(31.4)	49.1	82.1
Pre-tax income (loss)	(34.7)	17.4	197.9	216.5
Income tax (expense) benefit	(6.5)	(.2)	(17.3)	(12.1)
Net income (loss)	(41.2)	17.2	180.6	204.4
Net (income) loss attributable to noncontrolling interests	(13.4)	2.4	1.2	(5.3)
Net income (loss) attributable to White Mountains’s common shareholders	(54.6)	19.6	181.8	199.1
Other comprehensive income (loss), net of tax	.1	1.4	(.2)	2.6
Comprehensive income (loss)	(54.5)	21.0	181.6	201.7
Other comprehensive (income) loss attributable to noncontrolling interests	(.1)	(.4)	—	(.8)
Comprehensive income (loss) attributable to White Mountains’s common shareholders	$(54.6)	$20.6	$181.6	$200.9

I. SUMMARY OF OPERATIONS BY SEGMENT

As of June 30, 2024, White Mountains conducted its operations through four segments: (1) Ark/WM Outrigger, (2) HG Global/BAM, (3) Kudu and (4) Bamboo, with its remaining operating businesses, holding companies and other assets included in Other Operations. White Mountains has made its segment determination based on consideration of the following criteria: (i) the nature of the business activities of each of the Company’s subsidiaries and affiliates; (ii) the manner in which the Company’s subsidiaries and affiliates are organized; (iii) the existence of primary managers responsible for specific subsidiaries and affiliates; and (iv) the organization of information provided to the Company’s chief operating decision makers and its Board of Directors. Significant intercompany transactions among White Mountains’s segments have been eliminated herein. White Mountains’s segment information is presented in Note 14 — “Segment Information” to the Consolidated Financial Statements.
As a result of the Bamboo Transaction, White Mountains began consolidating Bamboo in its financial statements as of January 2, 2024. See Note 2 - “Significant Transaction”.

Ark/WM Outrigger

The following tables present the components of pre-tax income (loss) included in the Ark/WM Outrigger segment for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024
Millions	Ark	WM Outrigger Re	Eliminations	Total
Direct written premiums	$339.4	$—	$—	$339.4
Assumed written premiums	357.6	38.9	(38.9)	357.6
Gross written premiums	697.0	38.9	(38.9)	697.0
Ceded written premiums	(233.1)	—	38.9	(194.2)
Net written premiums	$463.9	$38.9	$—	$502.8

Earned insurance premiums	$310.8	$7.5	$—	$318.3
Net investment income	19.3	3.0	—	22.3
Net realized and unrealized investment gains (losses)	20.3	—	—	20.3
Other revenues	2.4	—	—	2.4
Total revenues	352.8	10.5	—	363.3
Loss and loss adjustment expenses	176.0	(.3)	—	175.7
Acquisition expenses	65.9	2.3	—	68.2
General and administrative expenses - other underwriting	33.1	—	—	33.1
General and administrative expenses - all other	9.7	.1	—	9.8
Change in fair value of contingent consideration	13.3	—	—	13.3
Interest expense	4.7	—	—	4.7
Total expenses	302.7	2.1	—	304.8
Pre-tax income (loss)	$50.1	$8.4	$—	$58.5

	Three Months Ended June 30, 2023
Millions	Ark	WM Outrigger Re	Eliminations	Total
Direct written premiums	$291.5	$—	$—	$291.5
Assumed written premiums	314.6	58.3	(58.3)	314.6
Gross written premiums	606.1	58.3	(58.3)	606.1
Ceded written premiums	(203.2)	—	58.3	(144.9)
Net written premiums	$402.9	$58.3	$—	$461.2

Earned insurance premiums	$283.7	$9.6	$—	$293.3
Net investment income	11.2	2.5	—	13.7
Net realized and unrealized investment gains (losses)	18.0	—	—	18.0
Other revenues	(2.0)	—	—	(2.0)
Total revenues	310.9	12.1	—	323.0
Loss and loss adjustment expenses	167.1	.4	—	167.5
Acquisition expenses	59.4	2.0	—	61.4
General and administrative expenses - other underwriting	25.5	—	—	25.5
General and administrative expenses - all other	9.4	—	—	9.4
Change in fair value of contingent consideration	2.2	—	—	2.2
Interest expense	5.2	—	—	5.2
Total expenses	268.8	2.4	—	271.2
Pre-tax income (loss)	$42.1	$9.7	$—	$51.8

	Six Months Ended June 30, 2024
Millions	Ark	WM Outrigger Re	Eliminations	Total
Direct written premiums	$624.4	$—	$—	$624.4
Assumed written premiums	944.7	73.2	(73.2)	944.7
Gross written premiums	1,569.1	73.2	(73.2)	1,569.1
Ceded written premiums	(541.5)	—	73.2	(468.3)
Net written premiums	$1,027.6	$73.2	$—	$1,100.8

Earned insurance premiums	$603.3	$17.8	$—	$621.1
Net investment income	36.3	5.9	—	42.2
Net realized and unrealized investment gains (losses)	30.9	—	—	30.9
Other revenues	5.9	—	—	5.9
Total revenues	676.4	23.7	—	700.1
Loss and loss adjustment expenses	355.3	.4	—	355.7
Acquisition expenses	129.6	4.9	—	134.5
General and administrative expenses - other underwriting	63.6	—	—	63.6
General and administrative expenses - all other	21.4	.1	—	21.5
Change in fair value of contingent consideration	13.3	—	—	13.3
Interest expense	10.1	—	—	10.1
Total expenses	593.3	5.4	—	598.7
Pre-tax income (loss)	$83.1	$18.3	$—	$101.4

	Six Months Ended June 30, 2023
Millions	Ark	WM Outrigger Re	Eliminations	Total
Direct written premiums	$537.7	$—	$—	$537.7
Assumed written premiums	877.8	102.4	(102.4)	877.8
Gross written premiums	1,415.5	102.4	(102.4)	1,415.5
Ceded written premiums	(442.5)	—	102.4	(340.1)
Net written premiums	$973.0	$102.4	$—	$1,075.4

Earned insurance premiums	$533.6	$14.8	$—	$548.4
Net investment income	19.6	4.7	—	24.3
Net realized and unrealized investment gains (losses)	42.5	—	—	42.5
Other revenues	(4.7)	—	—	(4.7)
Total revenues	591.0	19.5	—	610.5
Loss and loss adjustment expenses	314.7	.6	—	315.3
Acquisition expenses	118.3	2.9	—	121.2
General and administrative expenses - other underwriting	53.0	—	—	53.0
General and administrative expenses - all other	17.0	.1	—	17.1
Change in fair value of contingent consideration	(.2)	—	—	(.2)
Interest expense	10.2	—	—	10.2
Total expenses	513.0	3.6	—	516.6
Pre-tax income (loss)	$78.0	$15.9	$—	$93.9
Ark/WM Outrigger Results—Three Months Ended June 30, 2024 versus Three Months Ended June 30, 2023
The Ark/WM Outrigger segment’s combined ratio was 87% in the second quarter of both 2024 and 2023. The Ark/WM Outrigger segment reported gross written premiums of $697 million, net written premiums of $503 million and net earned premiums of $318 million in the second quarter of 2024 compared to gross written premiums of $606 million, net written premiums of $461 million and net earned premiums of $293 million in the second quarter of 2023. The Ark/WM Outrigger segment reported pre-tax income of $59 million in the second quarter of 2024 compared to $52 million in the second quarter of 2023.
Ark’s combined ratio was 89% in the second quarter of both 2024 and 2023. Ark’s combined ratio in the second quarter of 2024 included minimal catastrophe losses compared to 5 points of catastrophe losses in the second quarter of 2023. Non-catastrophe losses in the second quarter of 2024 included $19 million related to a political risk claim, $14 million related to tornado damage in Oklahoma and $13 million related to two satellite losses, all on a net basis. Ark’s combined ratio in the second quarter of 2024 included two points of net favorable prior year development, primarily due to property lines of business, compared to four points of net unfavorable prior year development in the second quarter of 2023, primarily due to three large claims in the property and marine & energy lines of business.
Ark reported gross written premiums of $697 million, net written premiums of $464 million and net earned premiums of $311 million in the second quarter of 2024 compared to gross written premiums of $606 million, net written premiums of $403 million and net earned premiums of $284 million in the second quarter of 2023. Ark reported pre-tax income of $50 million in the second quarter of 2024 compared to $42 million in the second quarter of 2023. Ark’s results included net realized and unrealized investment gains of $20 million in the second quarter of 2024, driven primarily by net realized and unrealized investment gains from common equity securities, compared to $18 million in the second quarter of 2023, driven primarily by net unrealized investment gains from other long-term investments. Ark’s results also included $13 million for the increase in the fair value of its contingent consideration liability in the second quarter of 2024 compared to $2 million in the second quarter of 2023.
WM Outrigger Re’s combined ratio was 27% in the second quarter of 2024 compared to 25% in the second quarter of 2023. Catastrophe losses were minimal in both periods. In the second quarter of 2024, WM Outrigger Re’s combined ratio was 35% for underwriting year 2024 and (17)% for underwriting year 2023. WM Outrigger Re reported gross and net written premiums of $39 million and net earned premiums of $8 million in the second quarter of 2024 compared to $58 million and $10 million in the second quarter of 2023. Gross and net written premiums decreased due to White Mountains’s lower capital commitment to WM Outrigger Re in 2024. WM Outrigger Re reported pre-tax income of $8 million in the second quarter of 2024, of which $7 million was attributable to underwriting year 2024 and $1 million to underwriting year 2023, compared to $10 million in the second quarter of 2023.

	Three Months Ended June 30, 2024
$ in Millions	Ark	WM Outrigger Re	Eliminations	Total
Insurance premiums:
Gross written premiums	$697.0	$38.9	$(38.9)	$697.0
Net written premiums	$463.9	$38.9	$—	$502.8
Net earned premiums	$310.8	$7.5	$—	$318.3

Insurance expenses:
Loss and loss adjustment expenses	$176.0	$(.3)	$—	$175.7
Acquisition expenses	65.9	2.3	—	68.2
Other underwriting expenses (1)	33.1	—	—	33.1
Total insurance expenses	$275.0	$2.0	$—	$277.0

Insurance ratios:
Loss and loss adjustment expense	56.6%	(4.0)%	—%	55.2%
Acquisition expense	21.2	30.7	—	21.4
Other underwriting expense	10.7	—	—	10.4
Combined Ratio	88.5%	26.7%	—%	87.0%
(1) Included within general and administrative expenses in the consolidated statement of operations.

	Three Months Ended June 30, 2023
$ in Millions	Ark	WM Outrigger Re	Eliminations	Total
Insurance premiums:
Gross written premiums	$606.1	$58.3	$(58.3)	$606.1
Net written premiums	$402.9	$58.3	$—	$461.2
Net earned premiums	$283.7	$9.6	$—	$293.3

Insurance expenses:
Loss and loss adjustment expenses	$167.1	$.4	$—	$167.5
Acquisition expenses	59.4	2.0	—	61.4
Other underwriting expenses (1)	25.5	—	—	25.5
Total insurance expenses	$252.0	$2.4	$—	$254.4

Insurance ratios:
Loss and loss adjustment expense	58.9%	4.2%	—%	57.1%
Acquisition expense	20.9	20.8	—	20.9
Other underwriting expense	9.0	—	—	8.7
Combined Ratio	88.8%	25.0%	—%	86.7%
(1) Included within general and administrative expenses in the consolidated statement of operations.

The following table presents WM Outrigger Re’s insurance premiums, combined ratio and pre-tax income by underwriting year for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024			2023
$ in Millions	2024 Underwriting Year	2023 Underwriting Year	Total	2023 Underwriting Year
Insurance premiums:
Gross written premiums	$39.1	$(.2)	$38.9	$58.3
Net written premiums	$39.1	$(.2)	$38.9	$58.3
Net earned premiums	$6.2	$1.3	$7.5	$9.6

Combined Ratio	34.7%	(16.6)%	26.7%	25.0%

Pre-tax income	$7.0	$1.4	$8.4	$9.7

Gross Written Premiums
Gross written premiums increased 15% to $697 million in the second quarter of 2024 compared to $606 million in the second quarter of 2023, with risk adjusted rate change flat year-over-year. The increase in gross written premiums was driven primarily by the property, marine & energy and specialty lines of business. Growth in the marine & energy and accident & health lines of business was aided by the addition of new teams in London. The risk adjusted rate change on the Outrigger Re Ltd. portfolio of global property reinsurance was (5)% in the second quarter of 2024. The following table presents the Ark/WM Outrigger segment’s gross written premiums by line of business for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
Millions	2024	2023
Property	$429.9	$405.8
Marine & Energy	111.5	88.5
Specialty	98.1	74.2
Casualty	30.6	26.7
Accident & Health	26.9	10.9
Total Gross Written Premiums	$697.0	$606.1
Ark/WM Outrigger Results—Six Months Ended June 30, 2024 versus Six Months Ended June 30, 2023
The Ark/WM Outrigger segment’s combined ratio was 89% in the first six months of both 2024 and 2023. The Ark/WM Outrigger segment reported gross written premiums of $1,569 million, net written premiums of $1,101 million and net earned premiums of $621 million in the first six months of 2024 compared to gross written premiums of $1,416 million, net written premiums of $1,075 million and net earned premiums of $548 million in the first six months of 2023. The Ark/WM Outrigger segment reported pre-tax income of $101 million in the first six months of 2024 compared to $94 million in the first six months of 2023.
Ark’s combined ratio was 91% in the first six months of both 2024 and 2023. Ark’s combined ratio in the first six months of 2024 included minimal catastrophe losses compared to three points of catastrophe losses in the first six months of 2023. Non-catastrophe losses in the first six months of 2024 included $29 million related to three satellite losses, $19 million related to a political risk claim, $15 million related to the collapse of the Francis Scott Key Bridge in Baltimore and $14 million related to tornado damage in Oklahoma, all on a net basis. Ark’s combined ratio in the first six months of 2024 included one point of net favorable prior year development, primarily due to property lines of business, compared to four points of net unfavorable prior year development in the first six months of 2023, primarily due to Winter Storm Elliott and three large claims in the property and marine & energy lines of business.
Ark reported gross written premiums of $1,569 million, net written premiums of $1,028 million and net earned premiums of $603 million in the first six months of 2024 compared to gross written premiums of $1,416 million, net written premiums of $973 million and net earned premiums of $534 million in the first six months of 2023.

Ark reported pre-tax income of $83 million in the first six months of 2024 compared to $78 million in the first six months of 2023. Ark’s results included net realized and unrealized investment gains of $31 million in the first six months of 2024, driven primarily by net unrealized investment gains from common equity securities, compared to $43 million in the first six months of 2023, driven primarily by net unrealized investment gains from other long-term investments and common equity securities. Ark’s results also included $13 million for the increase in the fair value of its contingent consideration liability in the first six months of 2024 compared to a slight decrease in the first six months of 2023.
WM Outrigger Re’s combined ratio was 30% in the first six months of 2024 compared to 24% in the first six months of 2023. Catastrophe losses were minimal in both periods. In the first six months of 2024, WM Outrigger Re’s combined ratio was 31% for underwriting year 2024 and 29% for underwriting year 2023. WM Outrigger Re reported gross and net written premiums of $73 million and net earned premiums of $18 million in the first six months of 2024 compared to gross and net written premiums of $102 million and net earned premiums of $15 million in the first six months of 2023. Gross and net written premiums decreased due to White Mountains’s lower capital commitment to WM Outrigger Re in 2024. WM Outrigger Re reported pre-tax income of $18 million in the first six months of 2024, of which $14 million was attributable to underwriting year 2024 and $4 million to underwriting year 2023, compared to $16 million in the first six months of 2023.
The following tables present the Ark/WM Outrigger segment’s insurance premiums, insurance expenses and insurance ratios for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30, 2024
$ in Millions	Ark	WM Outrigger Re	Eliminations	Total
Insurance premiums:
Gross written premiums	$1,569.1	$73.2	$(73.2)	$1,569.1
Net written premiums	$1,027.6	$73.2	$—	$1,100.8
Net earned premiums	$603.3	$17.8	$—	$621.1

Insurance expenses:
Loss and loss adjustment expenses	$355.3	$.4	$—	$355.7
Acquisition expenses	129.6	4.9	—	134.5
Other underwriting expenses (1)	63.6	—	—	63.6
Total insurance expenses	$548.5	$5.3	$—	$553.8

Insurance ratios:
Loss and loss adjustment expense	58.9%	2.3%	—%	57.3%
Acquisition expense	21.5	27.5	—	21.7
Other underwriting expense	10.5	—	—	10.2
Combined Ratio	90.9%	29.8%	—%	89.2%
(1) Included within general and administrative expenses in the consolidated statement of operations.

	Six Months Ended June 30, 2023
$ in Millions	Ark	WM Outrigger Re	Eliminations	Total
Insurance premiums:
Gross written premiums	$1,415.5	$102.4	$(102.4)	$1,415.5
Net written premiums	$973.0	$102.4	$—	$1,075.4
Net earned premiums	$533.6	$14.8	$—	$548.4

Insurance expenses:
Loss and loss adjustment expenses	$314.7	$.6	$—	$315.3
Acquisition expenses	118.3	2.9	—	121.2
Other underwriting expenses (1)	53.0	—	—	53.0
Total insurance expenses	$486.0	$3.5	$—	$489.5

Insurance ratios:
Loss and loss adjustment expense	59.0%	4.1%	—%	57.5%
Acquisition expense	22.2	19.6	—	22.1
Other underwriting expense	9.9	—	—	9.7
Combined Ratio	91.1%	23.7%	—%	89.3%
(1) Included within general and administrative expenses in the consolidated statement of operations.

The following table presents WM Outrigger Re’s insurance premiums, combined ratio and pre-tax income by underwriting year for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024			2023
$ in Millions	2024 Underwriting Year	2023 Underwriting Year	Total	2023 Underwriting Year
Insurance premiums:
Gross written premiums	$73.2	$—	$73.2	$102.4
Net written premiums	$73.2	$—	$73.2	$102.4
Net earned premiums	$12.2	$5.6	$17.8	$14.8

Combined Ratio	30.5%	28.5%	29.8%	23.7%

Pre-tax income	$14.3	$4.0	$18.3	$15.9

Gross Written Premiums
Gross written premiums increased 11% to $1,569 million in the first six months of 2024 compared to $1,416 million in the first six months of 2023, with risk adjusted rate change up approximately 2% year-over-year. The increase in gross written premiums was driven primarily by the property, marine & energy and accident & health lines of business, partially offset by a decrease in certain specialty lines. Growth in the marine & energy and accident & health lines of business was aided by the addition of new teams in London. The risk adjusted rate change on the Outrigger Re Ltd. portfolio of global property reinsurance was (2)% in the first six months of 2024. The following table presents the Ark/WM Outrigger segment’s gross written premiums by line of business for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
Millions	2024	2023
Property	$756.7	$685.6
Marine & Energy	340.5	283.3
Specialty	332.2	342.7
Accident & Health	74.6	47.0
Casualty	65.1	56.9
Total Gross Written Premiums	$1,569.1	$1,415.5

Ark/WM Outrigger Balance Sheets
The following tables present amounts from Ark and WM Outrigger Re that are contained within White Mountains’s consolidated balance sheet as of June 30, 2024 and December 31, 2023:

	June 30, 2024
Millions	Ark	WM Outrigger Re	Eliminations and Segment Adjustments	Total
Assets
Fixed maturity investments, at fair value	$1,005.6	$—	$—	$1,005.6
Common equity securities, at fair value	422.3	—	—	422.3
Short-term investments, at fair value	665.8	238.6	—	904.4
Other long-term investments	491.3	—	—	491.3
Total investments	2,585.0	238.6	—	2,823.6
Cash	156.1	.2	—	156.3
Reinsurance recoverables	940.1	—	(76.3)	863.8
Insurance premiums receivable	1,175.4	49.0	(49.0)	1,175.4
Deferred acquisition costs	233.7	11.6	—	245.3
Goodwill and other intangible assets	292.5	—	—	292.5
Other assets	146.9	.1	—	147.0
Total assets	$5,529.7	$299.5	$(125.3)	$5,703.9
Liabilities
Loss and loss adjustment expense reserves	$1,890.1	$15.2	$(15.2)	$1,890.1
Unearned insurance premiums	1,526.1	61.1	(61.1)	1,526.1
Debt	155.0	—	—	155.0
Reinsurance payable	416.3	—	(49.0)	367.3
Contingent consideration	107.3	—	—	107.3
Other liabilities	157.2	—	—	157.2
Total liabilities	4,252.0	76.3	(125.3)	4,203.0
Equity
White Mountains’s common shareholders’ equity	923.5	223.2	—	1,146.7
Noncontrolling interests	354.2	—	—	354.2
Total equity	1,277.7	223.2	—	1,500.9
Total liabilities and equity	$5,529.7	$299.5	$(125.3)	$5,703.9

	December 31, 2023
Millions	Ark	WM Outrigger Re	Eliminations and Segment Adjustments	Total
Assets
Fixed maturity investments, at fair value	$866.8	$—	$—	$866.8
Common equity securities, at fair value	400.6	—	—	400.6
Short-term investments, at fair value	697.5	265.3	—	962.8
Other long-term investments	440.9	—	—	440.9
Total investments	2,405.8	265.3	—	2,671.1
Cash	90.2	.3	—	90.5
Reinsurance recoverables	463.3	—	(21.3)	442.0
Insurance premiums receivable	612.2	27.7	(27.7)	612.2
Deferred acquisition costs	144.3	1.0	—	145.3
Goodwill and other intangible assets	292.5	—	—	292.5
Other assets	125.0	—	—	125.0
Total assets	$4,133.3	$294.3	$(49.0)	$4,378.6
Liabilities
Loss and loss adjustment expense reserves	$1,605.1	$15.6	$(15.6)	$1,605.1
Unearned insurance premiums	743.6	5.7	(5.7)	743.6
Debt	185.5	—	—	185.5
Reinsurance payable	108.8	—	(27.7)	81.1
Contingent consideration	94.0	—	—	94.0
Other liabilities	166.8	—	—	166.8
Total liabilities	2,903.8	21.3	(49.0)	2,876.1
Equity
White Mountains’s common shareholders’ equity	892.6	273.0	—	1,165.6
Noncontrolling interests	336.9	—	—	336.9
Total equity	1,229.5	273.0	—	1,502.5
Total liabilities and equity	$4,133.3	$294.3	$(49.0)	$4,378.6

HG Global/BAM

The following tables present the components of pre-tax income (loss) included in the HG Global/BAM segment related to the consolidation of HG Global, which includes HG Re and its other wholly-owned subsidiaries, and BAM for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024
Millions	HG Global	BAM	Eliminations	Total
Direct written premiums	$—	$13.6	$—	$13.6
Assumed written premiums	11.6	—	(11.6)	—
Gross written premiums	11.6	13.6	(11.6)	13.6
Ceded written premiums	—	(11.6)	11.6	—
Net written premiums	$11.6	$2.0	$—	$13.6

Earned insurance premiums	$7.5	$1.5	$—	$9.0
Net investment income	5.9	4.5	—	10.4
Net investment income - BAM Surplus Notes	6.6	—	(6.6)	—
Net realized and unrealized investment gains (losses)	(2.0)	(2.3)	—	(4.3)
Other revenues	—	.6	—	.6
Total revenues	18.0	4.3	(6.6)	15.7
Acquisition expenses	2.2	—	—	2.2
General and administrative expenses (1)	.3	16.6	—	16.9
Interest expense (2)	4.4	—	—	4.4
Interest expense - BAM Surplus Notes	—	6.6	(6.6)	—
Total expenses	6.9	23.2	(6.6)	23.5
Pre-tax income (loss)	$11.1	$(18.9)	$—	$(7.8)
Supplemental information:
MSC collected (3)	$—	$14.6	$—	$14.6
(1) Amount includes $(0.3) of intercompany general and administrative expenses that are eliminated in White Mountains’s consolidated financial statements. For segment reporting, HG Global’s intercompany general and administrative expenses included within the HG Global/BAM segment are eliminated against the offsetting intercompany general and administrative expenses included within Other Operations.
(2) Amount includes $0.3 of intercompany interest expense that is eliminated in White Mountains’s consolidated financial statements. For segment reporting, HG Global’s intercompany interest expense included within the HG Global/BAM segment is eliminated against the offsetting intercompany interest income included within Other Operations.
(3) MSC collected are recorded directly to BAM’s equity, which is recorded as noncontrolling interest on White Mountains’s balance sheet.

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
(2) MSC collected are recorded directly to BAM’s equity, which is recorded as noncontrolling interest on White Mountains’s balance sheet.

	Six Months Ended June 30, 2024
Millions	HG Global	BAM	Eliminations	Total
Direct written premiums	$—	$24.1	$—	$24.1
Assumed written premiums	20.5	—	(20.5)	—
Gross written premiums	20.5	24.1	(20.5)	24.1
Ceded written premiums	—	(20.5)	20.5	—
Net written premiums	$20.5	$3.6	$—	$24.1
Earned insurance premiums	$14.0	$2.8	$—	$16.8
Net investment income	11.3	8.8	—	20.1
Net investment income - BAM Surplus Notes	13.2	—	(13.2)	—
Net realized and unrealized investment gains (losses)	(9.3)	(5.1)	—	(14.4)
Other revenues	—	1.1	—	1.1
Total revenues	29.2	7.6	(13.2)	23.6
Acquisition expenses	4.0	.4	—	4.4
General and administrative expenses (1)	.7	33.5	—	34.2
Interest expense (2)	8.1	—	—	8.1
Interest expense - BAM Surplus Notes	—	13.2	(13.2)	—
Total expenses	12.8	47.1	(13.2)	46.7
Pre-tax income (loss)	$16.4	$(39.5)	$—	$(23.1)
Supplemental information:
MSC collected (3)	$—	$26.0	$—	$26.0
(1) Amount includes $(0.3) of intercompany general and administrative expenses that are eliminated in White Mountains’s consolidated financial statements. For segment reporting, HG Global’s intercompany general and administrative expenses included within the HG Global/BAM segment are eliminated against the offsetting intercompany general and administrative expenses included within Other Operations.
(2) Amount includes $0.5 of intercompany interest expense that is eliminated in White Mountains’s consolidated financial statements. For segment reporting, HG Global’s intercompany interest expense included within the HG Global/BAM segment is eliminated against the offsetting intercompany interest income included within Other Operations.
(3) MSC collected are recorded directly to BAM’s equity, which is recorded as noncontrolling interest on White Mountains’s balance sheet.

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

HG Global/BAM Results—Three Months Ended June 30, 2024 versus Three Months Ended June 30, 2023
Gross written premiums and MSC collected in the HG Global/BAM segment totaled $28 million in the second quarter of 2024 compared to $26 million in the second quarter of 2023. BAM insured $5.3 billion of municipal bonds, $4.7 billion of which were in the primary market, in the second quarter of 2024 compared to $3.4 billion of municipal bonds, $2.9 billion of which were in the primary market, in the second quarter of 2023.
Insured penetration in the primary market decreased to 8.2% in the second quarter of 2024 compared to 10.1% in the second quarter of 2023, primarily due to a higher concentration of large, higher-credit issuances in the primary market that are typically uninsured.
Total pricing, which reflects both gross written premiums and MSC, decreased to 54 basis points in the second quarter of 2024 compared to 77 basis points in the second quarter of 2023. The decrease in total pricing was driven by lower pricing in the primary market, due to tighter municipal bond spreads and the volume of large, higher-credit issuances that BAM insured, and a decrease in the percentage of par insured in the secondary market. Pricing in the primary market decreased to 36 basis points in the second quarter of 2024 compared to 56 basis points in the second quarter of 2023. Pricing in the secondary reinsurance market, which is more transaction specific than pricing in the primary market, decreased to 193 basis points in the second quarter of 2024 compared to 200 basis points in the second quarter of 2023.
The following table presents the gross par value of primary and secondary market policies issued, gross written premiums and MSC collected and total pricing for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
$ in Millions	2024	2023
Gross par value of primary market policies issued	$4,656.8	$2,890.2
Gross par value of secondary market policies issued	602.6	500.3
Total gross par value of market policies issued	$5,259.4	$3,390.5
Gross written premiums	$13.6	$11.6
MSC collected	14.6	14.7
Total gross written premiums and MSC collected	$28.2	$26.3
Total pricing	54 bps	77 bps

HG Global reported pre-tax income of $11 million in the second quarter of 2024 compared to $7 million in the second quarter of 2023. HG Global’s results in the second quarter of 2024 included net realized and unrealized investment losses on its fixed income portfolio of $2 million, compared to $6 million in the second quarter of 2023, driven by the movement of interest rates in each period. HG Global’s results in the second quarter of both 2024 and 2023 also included interest income on the BAM Surplus Notes of $7 million.
BAM is a mutual insurance company that is owned by its members. BAM’s results are consolidated into White Mountain’s GAAP financial statements and attributed to noncontrolling interests. White Mountains reported $19 million of GAAP pre-tax loss from BAM in the second quarter of 2024 compared to $20 million in the second quarter of 2023. BAM’s results included net realized and unrealized investment losses on its fixed income portfolio of $2 million in the second quarter of 2024 compared to $4 million in the second quarter of 2023, driven by the movement of interest rates in each period. BAM’s results in the second quarter of both 2024 and 2023 also included interest expense on the BAM Surplus Notes of $7 million.

HG Global/BAM Results—Six Months Ended June 30, 2024 versus Six Months Ended June 30, 2023
Gross written premiums and MSC collected in the HG Global/BAM segment totaled $50 million in the first six months of 2024 compared to $47 million in the first six months of 2023. BAM insured $8.8 billion of municipal bonds, $7.9 billion of which were in the primary market, in the six months of 2024 compared to $6.3 billion of municipal bonds, $5.1 billion of which were in the primary market, in the first six months of 2023.
Insured penetration in the primary market decreased to 7.8% in the first six months of 2024 compared to 9.1% in the first six months of 2023, primarily due to a higher concentration of large, higher-credit issuances in the primary market that are typically uninsured.
Total pricing, which reflects both gross written premiums and MSC, decreased to 57 basis points in the six months of 2024 compared to 75 basis points in the first six months of 2023. The decrease in total pricing was driven primarily by lower pricing in the primary market, due to tighter municipal bond spreads and the volume of large, higher-credit issuances that BAM insured, and a decrease in par insured in the secondary market, which was partially offset by higher pricing in the secondary market. Pricing in the primary market was 42 basis points in the six months of 2024 compared to 54 basis points in the first six months of 2023. Pricing in the secondary reinsurance market, which is more transaction specific than pricing in the primary market, increased to 177 basis points in the six months of 2024 compared to 163 basis points in the first six months of 2023.
The following table presents the gross par value of primary and secondary market policies issued, gross written premiums and MSC collected and total pricing for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
$ in Millions	2024	2023
Gross par value of primary market policies issued	$7,866.1	$5,075.6
Gross par value of secondary market policies issued	965.6	1,204.5
Total gross par value of market policies issued	$8,831.7	$6,280.1
Gross written premiums	$24.1	$20.8
MSC collected	26.0	26.5
Total gross written premiums and MSC collected	$50.1	$47.3
Total pricing	57 bps	75 bps

HG Global reported pre-tax income of $17 million in the six months of 2024 compared to $24 million in the first six months of 2023. HG Global’s results in the six months of 2024 included net realized and unrealized investment gains (losses) on its fixed income portfolio of $(9) million compared to $2 million in the first six months of 2023, driven by the movement of interest rates in each period. HG Global’s results in the first six months of both 2024 and 2023 also included interest income on the BAM Surplus Notes of $13 million.
BAM is a mutual insurance company that is owned by its members. BAM’s results are consolidated into White Mountains’s GAAP financial statements and attributed to noncontrolling interests. White Mountains reported $40 million of GAAP pre-tax loss from BAM in the six months of 2024 compared to $29 million in the first six months of 2023. BAM’s results included net realized and unrealized investment gains (losses) on its fixed income portfolio of $(5) million in the first six months of 2024 compared to $5 million in the first six months of 2023, driven by the movement of interest rates in each period. BAM’s results in the first six months of both 2024 and 2023 also included interest expense on the BAM Surplus Notes of $13 million.

Claims Paying Resources
BAM’s claims paying resources represent the capital and other financial resources BAM has available to pay claims and, as such, are a key indication of BAM’s financial strength.
BAM’s claims paying resources were $1,525 million as of June 30, 2024 compared to $1,501 million as of December 31, 2023 and $1,451 million as of June 30, 2023. The increase in claims paying resources as of June 30, 2024 compared to December 31, 2023 was driven primarily by an increase in the statutory value of the collateral trusts resulting from positive cash flow from operations, partially offset by a reduction in qualified statutory capital as a result of the May 2024 repayment on the surplus notes.
The following table presents BAM’s total claims paying resources on a statutory basis as of June 30, 2024, December 31, 2023 and June 30, 2023:

Millions	June 30, 2024	December 31, 2023	June 30, 2023
Policyholders’ surplus	$253.3	$269.3	$281.5
Contingency reserve	145.8	136.2	126.9
Qualified statutory capital	399.1	405.5	408.4
Statutory net unearned premiums	62.1	60.7	56.9
Present value of future installment premiums and MSC	12.6	10.9	12.5
HG Re Collateral Trusts at statutory value	651.0	623.5	573.4
Fidus Re collateral trusts at statutory value	400.0	400.0	400.0
Claims paying resources	$1,524.8	$1,500.6	$1,451.2

HG Global/BAM Balance Sheets
The following tables present amounts from HG Global, which includes HG Re and its other wholly-owned subsidiaries, and BAM that are contained within White Mountains’s consolidated balance sheet as of June 30, 2024 and December 31, 2023:

	June 30, 2024
Millions	HG Global	BAM	Eliminations and Segment Adjustments	Total
Assets
Fixed maturity investments, at fair value	$603.1	$436.3	$—	$1,039.4
Short-term investments, at fair value	38.1	13.2	—	51.3
Total investments	641.2	449.5	—	1,090.7
Cash	.9	4.1	—	5.0
BAM Surplus Notes	317.1	—	(317.1)	—
Accrued interest receivable on BAM Surplus Notes	184.8	—	(184.8)	—
Insurance premiums receivable	4.3	6.4	(4.3)	6.4
Deferred acquisition costs	81.0	41.7	(81.0)	41.7
Other assets	23.2	13.4	(.3)	36.3
Total assets	$1,252.5	$515.1	$(587.5)	$1,180.1
Liabilities
BAM Surplus Notes (1)	$—	$317.1	$(317.1)	$—
Accrued interest payable on BAM Surplus Notes (2)	—	184.8	(184.8)	—
Preferred dividends payable to White Mountains (3)	430.9	—	—	430.9
Preferred dividends payable to noncontrolling interests	13.3	—	—	13.3
Unearned insurance premiums	280.4	52.8	—	333.2
Debt	147.2	—	—	147.2
Intercompany debt (4)	7.5	—	—	7.5
Accrued incentive compensation	1.0	16.3	—	17.3
Other liabilities	9.5	97.6	(85.6)	21.5
Total liabilities	889.8	668.6	(587.5)	970.9
Equity
White Mountains’s common shareholders’ equity (3)(4)	363.5	—	—	363.5
Noncontrolling interests	(.8)	(153.5)	—	(154.3)
Total equity	362.7	(153.5)	—	209.2
Total liabilities and equity	$1,252.5	$515.1	$(587.5)	$1,180.1
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

Kudu

As of June 30, 2024, Kudu had deployed a total of $885 million, including transaction costs, into 25 asset and wealth management firms globally, including three that have been exited. As of June 30, 2024, the asset and wealth management firms had combined assets under management (“AUM”) of approximately $112 billion, spanning a range of asset classes, including real estate, wealth management, hedge funds, private equity and alternative credit strategies. Kudu’s capital was deployed at an average gross cash yield at inception of approximately 10% based on expected cash flows in the first year following deployment.
The following table presents the components of GAAP net income, EBITDA and adjusted EBITDA included in the Kudu segment for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2024	2023	2024	2023
Net investment income (1)	$15.7	$14.7	$32.9	$28.9
Net realized and unrealized investment gains (losses)	54.5	4.6	48.0	34.2
Total revenues	70.2	19.3	80.9	63.1
General and administrative expenses	3.5	4.0	6.9	7.8
Interest expense	5.4	5.3	11.0	10.0
Total expenses	8.9	9.3	17.9	17.8
GAAP pre-tax income (loss)	61.3	10.0	63.0	45.3
Income tax (expense) benefit	(9.9)	(1.8)	(9.1)	(9.3)
GAAP net income (loss)	51.4	8.2	53.9	36.0
Add back:
Interest expense	5.4	5.3	11.0	10.0
Income tax expense (benefit)	9.9	1.8	9.1	9.3
Depreciation expense	—	—	—	—
Amortization of other intangible assets	.1	.2	.2	.2
EBITDA (2)	66.8	15.5	74.2	55.5
Exclude:
Net realized and unrealized investment (gains) losses	(54.5)	(4.6)	(48.0)	(34.2)
Transaction expenses	.1	.8	.1	1.3
Adjusted EBITDA (2)	$12.4	$11.7	$26.3	$22.6
(1) Net investment income includes revenues from participation contracts and income from short-term and other long-term investments.
(2) See “NON-GAAP FINANCIAL MEASURES” on page 80.

The following table presents the changes in the fair value of Kudu’s Participation Contracts:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2024	2023	2024	2023
Beginning balance of Kudu’s Participation Contracts (1)	$884.2	$683.2	$890.5	$695.9
Contributions to Participation Contracts (2)	.2	50.7	.2	117.4
Proceeds from Participation Contracts sold (2) (3)	(37.5)	(1.4)	(37.5)	(110.4)
Net realized and unrealized investment gains (losses) on Participation Contracts sold and pending sale (4)	(3.2)	.9	(6.3)	(1.2)
Net unrealized investment gains (losses) on Participation Contracts - all other (5)	57.6	3.7	54.4	35.4
Ending balance of Kudu’s Participation Contracts (1)	$901.3	$737.1	$901.3	$737.1
(1) As of January 1, 2024 and June 30, 2024, Kudu’s other long-term investments also includes $5.8 related to a private debt instrument.
(2) Includes $35.8 of non-cash contributions to (proceeds from) Participation Contracts for the six months ended June 30, 2023.
(3) Includes $28.1 of proceeds receivable from Participation Contracts sold during the three and six months ended June 30, 2024.
(4) Includes net realized and unrealized investment gains (losses) recognized from Participation Contracts beginning in the quarter a contract is classified as pending sale.
(5) Includes net unrealized investment gains (losses) recognized from (i) ongoing Participation Contracts and (ii) Participation Contracts prior to classification as pending sale.

Kudu Results—Three Months Ended June 30, 2024 versus Three Months Ended June 30, 2023
Kudu reported total revenues of $70 million, pre-tax income of $61 million and adjusted EBITDA of $12 million in the second quarter of 2024 compared to total revenues of $19 million, pre-tax income of $10 million and adjusted EBITDA of $12 million in the second quarter of 2023. Total revenues, pre-tax income and adjusted EBITDA included $16 million of net investment income in the second quarter of 2024 compared to $15 million in the second quarter of 2023. Total revenues and pre-tax income also included $55 million of net realized and unrealized investment gains in the second quarter of 2024 compared to $5 million in the second quarter of 2023. Investment gains for the second quarter of 2024 were driven primarily by increases in the fair value of Kudu’s Participation Contracts as a result of lower discount rates as well as higher AUM growth at several underlying asset managers. Investment gains for the second quarter of 2023 were driven primarily by increases in the fair value of Kudu’s Participation Contracts as a result of lower discount rates as well as higher AUM growth at several underlying asset managers, largely offset by an unrealized loss from a publicly listed security received by Kudu in a prior sales transaction.

Kudu Results—Six Months Ended June 30, 2024 versus Six Months Ended June 30, 2023
Kudu reported total revenues of $81 million, pre-tax income of $63 million and adjusted EBITDA of $26 million in the first six months of 2024 compared to total revenues of $63 million, pre-tax income of $45 million and adjusted EBITDA of $23 million in the first six months of 2023. Total revenues, pre-tax income and adjusted EBITDA included $33 million of net investment income in the first six months of 2024 compared to $29 million in the first six months of 2023. The increase in net investment income in the first six months of 2024 compared to the first six months of 2023 was driven primarily by amounts earned from new deployments that Kudu made subsequent to March 31, 2023. Total revenues and pre-tax income also included $48 million of net realized and unrealized investment gains in the first six months of 2024 compared to $34 million in the first six months of 2023. Investment gains for the first six months of 2024 were driven primarily by increases in the fair value of Kudu’s Participation Contracts as a result of lower discount rates as well as higher AUM growth at several underlying asset managers. Investment gains for the first six months of 2023 were driven primarily by increases in the fair value of Kudu’s Participation Contracts as a result of lower discount rates as well as higher AUM growth at several underlying asset managers, partially offset by an unrealized loss from a publicly listed security received by Kudu in a prior sales transaction.

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

The following table presents the components of GAAP net income (loss), MGA net income (loss), MGA EBITDA and MGA Adjusted EBITDA included in White Mountains’s Bamboo segment for the three and six months ended June 30, 2024.

Millions	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Commission and fee revenues	$32.7	$54.6
Earned insurance premiums	8.0	16.4
Other revenues	1.3	2.1
Total revenues	42.0	73.1
Broker commission expenses	12.7	22.0
Loss and loss adjustment expenses	4.3	10.1
Acquisition expenses	2.9	6.0
General and administrative expenses	15.7	27.7
Total expenses	35.6	65.8
GAAP pre-tax income (loss)	6.4	7.3
Income tax (expense) benefit	(2.2)	(1.5)
GAAP net income (loss)	4.2	5.8

Exclude:
Net (income) loss, Bamboo Captive	(.4)	—
MGA net income (loss) (1)	3.8	5.8

Add back:
Income tax expense (benefit)	2.2	1.5
Amortization of other intangible assets	4.3	8.5
MGA EBITDA (1)	10.3	15.8

Exclude:
Non-cash equity-based compensation expense	.3	.6
Software implementation expenses	.4	.9
Restructuring expenses	.5	.6
MGA adjusted EBITDA (1)	$11.5	$17.9
(1) See “NON-GAAP FINANCIAL MEASURES” on page 80.

Bamboo Results—Three and Six Months Ended June 30, 2024
Bamboo reported commission and fee revenues of $33 million and $55 million and pre-tax income of $6 million and $7 million for the second quarter and first six months of 2024. Commission and fee revenues were nearly triple Bamboo’s commissions and fee revenues for the second quarter and first six months of 2023 (prior to White Mountains’s ownership of Bamboo), driven primarily by higher managed premiums. Bamboo reported MGA pre-tax income of $6 million and $7 million and MGA adjusted EBITDA of $12 million and $18 million for the second quarter and first six months of 2024.

Managed premiums
Managed premiums represent the total premiums placed by Bamboo during the period. Managed premiums were $120 million for the second quarter of 2024 compared to $41 million for the second quarter of 2023 (prior to White Mountains’s ownership of Bamboo). Managed premiums were $209 million for the first six months of 2024 compared to $69 million for the first six months of 2023 (prior to White Mountains’s ownership of Bamboo). The increase in managed premiums was driven primarily by growth in new business volume as well as a growing renewal book.
The following table presents Bamboo’s managed premiums for the three and six months ended June 30, 2024 and 2023, which includes periods prior to White Mountains’s ownership of Bamboo. White Mountains believes this information is useful in understanding the overall growth in Bamboo’s premium base.

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2024	2023	2024	2023
New	$85.3	$24.7	$151.1	$38.0
Renewal	34.5	15.8	58.2	30.7
Total Managed Premiums	$119.8	$40.5	$209.3	$68.7

Other Operations

The following table presents the components of pre-tax income (loss) included in White Mountains’s Other Operations for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2024	2023	2024	2023
Earned insurance premiums	$8.6	$—	$8.6	$—
Net investment income	8.4	7.0	18.3	14.0
Net realized and unrealized investment gains (losses)	8.5	76.0	30.7	117.8
Net realized and unrealized investment gains (losses) from investment in MediaAlpha	(139.2)	(77.3)	71.5	7.9
Commission and fee revenues	3.4	3.2	7.0	6.5
Other revenues	14.5	21.3	28.9	51.9
Total revenues	(95.8)	30.2	165.0	198.1
Loss and loss adjustment expenses	3.9	—	3.9	—
Acquisition expenses	2.6	—	2.6	—
Cost of sales	7.0	11.6	14.6	25.5
General and administrative expenses	43.2	48.8	93.5	88.5
Interest expense	.6	1.2	1.3	2.0
Total expenses	57.3	61.6	115.9	116.0
Pre-tax income (loss)	$(153.1)	$(31.4)	$49.1	$82.1

Other Operations Results—Three Months Ended June 30, 2024 versus Three Months Ended June 30, 2023
White Mountains’s Other Operations reported pre-tax loss of $153 million in the second quarter of 2024 compared to $31 million in the second quarter of 2023. White Mountains’s Other Operations reported net realized and unrealized investment losses from its investment in MediaAlpha of $139 million in the second quarter of 2024 compared to $77 million in the second quarter of 2023. Excluding MediaAlpha, White Mountains’s Other Operations reported net realized and unrealized investment gains of $9 million in the second quarter of 2024, driven primarily by gains from common equity securities, compared to $76 million in the second quarter of 2023, driven primarily by gains from other long-term investments and common equity securities. White Mountains’s Other Operations reported net investment income of $8 million in the second quarter of 2024 compared to $7 million in the second quarter of 2023. See Summary of Investment Results on page 73.
White Mountains’s Other Operations reported $15 million of other revenues in the second quarter of 2024 compared to $21 million in the second quarter of 2023. White Mountains’s Other Operations reported $7 million of cost of sales in the second quarter of 2024 compared to $12 million in the second quarter of 2023.
White Mountains’s Other Operations reported general and administrative expenses of $43 million in the second quarter of 2024 compared to $49 million in the second quarter of 2023. Other Operations general and administrative expenses in the first six months of 2024 included $21 million of parent company compensation and benefits compared to $20 million in the first six months of 2023.
In April 2024, White Mountains committed up to $30 million in Bamboo CRV, a Bermuda special purpose collateralized reinsurance vehicle to provide reinsurance capacity to Bamboo. During the second quarter of 2024, White Mountains capitalized Bamboo CRV by purchasing $12 million of preference shares that were deposited into a collateral trust account. Bamboo CRV entered into a collateralized quota share agreement with Bamboo’s fronting partner to provide reinsurance protection on Bamboo’s admitted and non-admitted business written in the 2024 treaty year. In the second quarter of 2024, White Mountains’s Other Operations reported $9 million of earned premiums, $4 million of loss and loss adjustment expenses and $3 million of acquisition expenses related to Bamboo CRV.

Other Operations Results—Six Months Ended June 30, 2024 versus Six Months Ended June 30, 2023
White Mountains’s Other Operations reported pre-tax income of $49 million in the first six months of 2024 compared to $82 million in the first six months of 2023. White Mountains’s Other Operations results included net realized and unrealized investment gains from its investment in MediaAlpha of $72 million in the first six months of 2024 compared to $8 million in the first six months of 2023. Excluding MediaAlpha, White Mountains’s Other Operations results included net realized and unrealized investment gains of $31 million in the first six months of 2024 compared to $118 million in the first six months of 2023, driven primarily by gains from other long-term investments and common equity securities in both periods. White Mountains’s Other Operations results included net investment income of $18 million in the first six months of 2024 compared to $14 million in the first six months of 2023. See Summary of Investment Results on page 73.
White Mountains’s Other Operations reported $29 million of other revenues in the first six months of 2024 compared to $52 million in the first six months of 2023. White Mountains’s Other Operations reported $15 million of cost of sales in the first six months of 2024 compared to $26 million in the first six months of 2023. The decrease in other revenues and cost of sales were driven primarily by a business sold within Other Operations in 2023.
White Mountains’s Other Operations reported general and administrative expenses of $94 million in the first six months of 2024 compared to $89 million in the first six months of 2023. Other Operations general and administrative expenses in the first six months of 2024 included $51 million of parent company compensation and benefits compared to $40 million in the first six months of 2023. The increase in parent company compensation and benefits was driven primarily by higher long-term incentive compensation costs due to the increase in White Mountains’s share price during the first six months of 2024.
In the first six months of 2024, White Mountains’s Other Operations reported $9 million of earned premiums, $4 million of loss and loss adjustment expenses and $3 million of acquisition expenses related to Bamboo CRV.

II. Summary of Investment Results

White Mountains’s total investment results include results from all segments. For purposes of discussing rates of return, percentages are presented gross of management fees and trading expenses.

Gross Investment Returns and Benchmark Returns
The following table presents the pre-tax investment returns for White Mountains’s consolidated portfolio for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Fixed income investments	1.0%	0.5%	1.7%	2.4%
Bloomberg Barclays U.S. Intermediate Aggregate Index	0.5%	(0.7)%	0.0%	1.6%

Common equity securities	3.3%	4.8%	7.8%	9.6%
Investment in MediaAlpha	(36.7)%	(31.3)%	15.6%	3.4%
Other long-term investments	4.1%	4.9%	5.6%	9.3%
Total common equity securities, investment in MediaAlpha and other long-term investments	(1.3)%	1.4%	8.1%	9.1%
Total common equity securities and other long-term investments	3.9%	4.9%	6.0%	9.5%
S&P 500 Index (total return)	4.3%	8.7%	15.3%	16.9%

Total consolidated portfolio	(0.1)%	0.9%	4.5%	5.5%
Total consolidated portfolio - excluding MediaAlpha	2.2%	3.0%	3.5%	6.1%

Investment Returns—Three and Six Months Ended June 30, 2024 versus Three and Six Months Ended June 30, 2023
White Mountains’s total consolidated portfolio return on invested assets was -0.1% in the second quarter of 2024, which included $139 million of net realized and unrealized investment losses from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total consolidated portfolio return on invested assets was 2.2% in the second quarter of 2024, driven primarily by net realized and unrealized investment gains from other-long term investments and net investment income from the fixed income portfolio and other long-term investments portfolios. White Mountains’s total consolidated portfolio return on invested assets was 0.9% in the second quarter of 2023, which included $77 million of unrealized investment losses from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total consolidated portfolio return on invested assets was 3.0% in the second quarter of 2023, driven primarily by net unrealized investment gains from other long-term investments, net realized and unrealized investment gains from common equity securities, and net investment income from the fixed income portfolio.
White Mountains’s total consolidated portfolio return on invested assets was 4.5% in the first six months of 2024, which included $72 million of net realized and unrealized investment gains from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total consolidated portfolio return on invested assets was 3.5% in the first six months of 2024, driven primarily by net realized and unrealized gains from other-long term investments, net investment income from the fixed income portfolio, and unrealized investment gains from common equity securities. White Mountains’s total consolidated portfolio return on invested assets was 5.5% in the first six months of 2023, which included $8 million of unrealized investment gains from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total consolidated portfolio return on invested assets was 6.1% in the first six months of 2023, driven primarily by net realized and unrealized investment gains from other long-term investments and common equity securities, as well as net investment income from the fixed income portfolio.

Fixed Income Results
White Mountains’s fixed income portfolio, including short-term investments, was $3.6 billion as of both June 30, 2024 and December 31, 2023, which represented 55% and 56% of total invested assets. The duration of White Mountains’s fixed income portfolio, including short-term investments, was 2.1 years and 1.9 years as of June 30, 2024 and December 31, 2023. White Mountains’s fixed income portfolio includes fixed maturity and short-term investments held on deposit or as collateral. See Note 3 — “Investment Securities.”
White Mountains’s fixed income portfolio returned 1.0% in the second quarter of 2024 compared to 0.5% in the second quarter of 2023, outperforming the Bloomberg Barclays U.S. Intermediate Aggregate Index returns of 0.5% and -0.7% for the comparable periods. The results in the second quarter of 2024 were driven primarily by net investment income. The results in the second quarter of 2023 were driven primarily by net investment income, partially offset by net unrealized investment losses due to the increase in interest rates on White Mountains’s short duration fixed income portfolio.

White Mountains’s fixed income portfolio returned 1.7% in the first six months of 2024 compared to 2.4% in the first six months of 2023, outperforming the Bloomberg Barclays U.S. Intermediate Aggregate Index returns of 0.0% and 1.6% for the comparable periods. The results in the first six months of 2024 were driven primarily by net investment income, partially offset by net unrealized investment losses due to the increase in interest rates on White Mountains’s short duration fixed income portfolio. The results in the first six months of 2023 were driven primarily by net investment income.

Common Equity Securities, Investment in MediaAlpha and Other Long-Term Investments Results
White Mountains’s portfolio of common equity securities, its investment in MediaAlpha and other long-term investments totaled $2.9 billion and $2.8 billion as of June 30, 2024 and December 31, 2023, which represented 45% and 44% of total invested assets. See Note 3 — “Investment Securities.”
White Mountains’s portfolio of common equity securities, its investment in MediaAlpha and other long-term investments returned -1.3% in the second quarter of 2024, which included $139 million of net realized and unrealized investment losses from White Mountains’s investment in MediaAlpha. White Mountains’s portfolio of common equity securities and other long-term investments returned 3.9% in the second quarter of 2024. White Mountains’s portfolio of common equity securities, its investment in MediaAlpha and other long-term investments returned 1.4% in the second quarter of 2023, which included $77 million of unrealized investment losses from White Mountains’s investment in MediaAlpha. White Mountains’s portfolio of common equity securities and other long-term investments returned 4.9% in the second quarter of 2023.
White Mountains’s portfolio of common equity securities, its investment in MediaAlpha and other long-term investments returned 8.1% in the first six months of 2024, which included $72 million of net realized and unrealized investment gains from White Mountains’s investment in MediaAlpha. White Mountains’s portfolio of common equity securities and other long-term investments returned 6.0% in the first six months of 2024. White Mountains’s portfolio of common equity securities, its investment in MediaAlpha and other long-term investments returned 9.1% in the first six months of 2023, which included $8 million of net unrealized investment gains from White Mountains’s investment in MediaAlpha. White Mountains’s portfolio of common equity securities and other long-term investments returned 9.5% in the first six months of 2023.
White Mountains’s portfolio of common equity securities consists of international listed equity funds, as well as passive ETFs that seek to provide investment results generally corresponding to the performance of the S&P 500 Index. White Mountains’s portfolio of common equity securities was $631 million and $538 million as of June 30, 2024 and December 31, 2023.
White Mountains’s portfolio of common equity securities returned 3.3% in the second quarter of 2024 compared to 4.8% in the second quarter of 2023, underperforming the S&P 500 Index returns of 4.3% and 8.7% for the comparable periods. White Mountains’s portfolio of common equity securities returned 7.8% in the first six months of 2024 compared to 9.6% in the first six months of 2023, underperforming the S&P 500 Index returns of 15.3% and 16.9% for the comparable periods. The results in the second quarter and first six months of 2024 and 2023 were driven primarily by relatively lower returns from White Mountains’s international listed equity funds as compared to the S&P 500 Index.
White Mountains maintains a portfolio of other long-term investments that consists primarily of unconsolidated entities, including Kudu’s Participation Contracts, private equity funds and hedge funds, a bank loan fund, Lloyd’s trust deposits, ILS funds and private debt instruments. White Mountains’s portfolio of other long-term investments was $2.0 billion as of both June 30, 2024 and December 31, 2023.
White Mountains’s portfolio of other long-term investments returned 4.1% in the second quarter of 2024 compared to 4.9% in the second quarter of 2023. Investment returns for the second quarter of 2024 were driven primarily by net investment income and net realized and unrealized investment gains from Kudu’s Participation Contracts. Investment returns for the second quarter of 2023 were driven primarily by net unrealized investment gains from private equity funds and net investment income from Kudu’s Participation Contracts.
White Mountains’s portfolio of other long-term investments returned 5.6% in the first six months of 2024 compared to 9.3% in the first six months of 2023. Investment returns for the first six months of 2024 were driven primarily by net investment income and net realized and unrealized investment gains from Kudu’s Participation Contracts, as well as net investment income and net unrealized gains from private equity funds, hedge funds and ILS funds. Investment returns for the first six months of 2023 were driven primarily by net investment income and net realized and unrealized investment gains from Kudu’s Participation Contracts, as well as net unrealized investment gains from private equity funds.

Foreign Currency Exposure

As of June 30, 2024, White Mountains had foreign currency exposure on $255 million of net assets, primarily related to Ark/WM Outrigger’s non-U.S. contracts, Kudu’s non-U.S. Participation Contracts and certain other foreign consolidated and unconsolidated entities.
The following table presents the fair value of White Mountains’s foreign denominated net assets (liabilities) by segment as of June 30, 2024:

$ in Millions Currency	Ark/WM Outrigger	Kudu	Other Operations	Total Fair Value	% of Total Shareholders’ Equity
CAD	$94.3	$77.0	$—	$171.3	3.5%
AUD	31.9	66.5	—	98.4	2.0
GBP	(4.6)	—	—	(4.6)	(0.1)
EUR	(38.6)	19.4	8.3	(10.9)	(0.2)
All other	—	—	.4	.4	—
Total	$83.0	$162.9	$8.7	$254.6	5.2%

III. Income Taxes

On December 27, 2023, Bermuda enacted a corporate income tax that will generally become effective on January 1, 2025. The Bermuda legislation defers the effective date until January 1, 2030, for Bermuda companies in consolidated groups that meet certain requirements. To qualify for the deferral, the group must (i) have permanent establishments in six or fewer countries, (ii) have less than €50 million of net tangible assets outside of the country where the group has the largest amount of net tangible assets and (iii) not have a Bermuda company directly or indirectly owned by a parent entity that is subject to the Income Inclusion Rule (“IIR”) of Pillar Two in any jurisdiction. White Mountains expects to meet the requirements to be exempt from the Bermuda corporate income tax until January 1, 2030. The Bermuda legislation also provides for an economic transition adjustment that will reduce future years’ taxable income. Under GAAP, this economic transition adjustment was required to be recognized as a net deferred tax asset as of December 31, 2023. Accordingly, White Mountains’s net income for 2023 included a net deferred tax benefit of $68 million, of which $51 million was recorded at Ark and $17 million was recorded at HG Global. These deferred tax assets remain unchanged as of June 30, 2024.
On December 15, 2022, European Union Member States voted to adopt the EU Minimum Tax Directive in conformity with the OECD’s Pillar Two initiative. The EU Minimum Tax Directive required European Union Member States to enact conforming law by December 31, 2023. The main rule of the EU Minimum Tax Directive, the IIR, will become effective for fiscal years beginning on or after December 31, 2023, while the Undertaxed Profits Rule (“UTPR”) will become effective for fiscal years beginning on or after December 31, 2024. On December 20, 2023, Luxemburg enacted conforming Pillar Two legislation including the IIR, UTPR and the associated Qualified Domestic Minimum Top-Up Tax (“QDMTT”). The Luxembourg legislation defers the effective date of the UTPR until fiscal years beginning on or after December 31, 2029 for Luxembourg companies in consolidated groups with a non-EU parent company that meet certain requirements. To qualify for the deferral, the group must (i) have permanent establishments in six or fewer countries and (ii) have less than €50 million of net tangible assets outside of the country where the group has the largest amount of net tangible assets. White Mountains expects to meet the requirements to be exempt from the Luxembourg UTPR until January 1, 2030. On July 11, 2023, the U.K. enacted conforming legislation adopting the Pillar Two IIR and the associated QDMTT which will become effective for fiscal years beginning on or after December 31, 2023. The U.K. has proposed legislation to adopt the Pillar Two UTPR effective for fiscal years beginning on or after December 31, 2024; however, this legislation has not yet been enacted.
As of June 30, 2024, the primary jurisdictions in which the Company’s subsidiaries and branches operate and were subject to tax are Israel, Luxembourg, the United Kingdom and the United States. On April 1, 2023, the U.K. corporate tax rate increased from 19% to 25%.
White Mountains’s income tax expense related to pre-tax loss from continuing operations for the three months ended June 30, 2024 represented an effective tax rate of (19)%. The effective tax rate was different from the U.S. statutory rate of 21.0%, driven primarily by a change in forecasted income between jurisdictions for 2024.
White Mountains’s income tax expense related to pre-tax income from continuing operations for the six months ended June 30, 2024 represented an effective tax rate of 9%. The effective tax rate was different from the U.S. statutory rate of 21.0%, driven primarily by full year forecasted income in jurisdictions with lower tax rates than the United States.
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

Dividend Capacity

Following is a description of the dividend capacity of White Mountains’s insurance and reinsurance and other operating subsidiaries:

Ark/WM Outrigger
During any 12-month period, GAIL, a class 4 licensed Bermuda insurer, has the ability to (i) make capital distributions of up to 15% of its total statutory capital reported in the previous year’s statutory financial statements, or (ii) make dividend payments of up to 25% of its total statutory capital and surplus reported in the previous year’s statutory financial statements, without prior approval of Bermuda regulatory authorities. Accordingly, GAIL will have the ability to pay a dividend of up to $272 million during 2024, which is equal to 25% of its December 31, 2023 statutory capital and surplus of $1,088 million, subject to meeting all appropriate liquidity and solvency requirements. During the six months ended June 30, 2024, GAIL did not pay any dividends to its immediate parent.
During the six months ended June 30, 2024, Ark declared and paid a $33 million dividend to its shareholders, including $24 million that was paid to White Mountains. As of June 30, 2024, Ark and its intermediate holding companies had $6 million of net unrestricted cash and short-term investments outside of its regulated and unregulated insurance and reinsurance operating subsidiaries.

WM Outrigger Re is a special purpose insurer subject to regulation and supervision by the BMA. WM Outrigger Re does not require regulatory approval to pay dividends, however, its dividend capacity is limited to amounts held outside of the collateral trust pursuant to the reinsurance agreements with GAIL. As of June 30, 2024, WM Outrigger Re had less than $1 million of net unrestricted cash and investments held outside the collateral trust. As of June 30, 2024, WM Outrigger Re had $223 million of statutory capital and surplus and $239 million of assets held in the collateral trusts pursuant to the reinsurance agreements with GAIL.
During January 2024, White Mountains received a return of capital of $68 million from WM Outrigger Re as a result of its reduced capital commitment relating to the 2024 underwriting year. White Mountains expects to receive an initial return of profits as well as a further return of capital from the 2023 underwriting year beginning in the third quarter of 2024.

HG Global/BAM
As of June 30, 2024, HG Global had $619 million face value of preferred shares outstanding, of which White Mountains owned 96.9%. Holders of the HG Global preferred shares are entitled to receive cumulative dividends at a fixed annual rate of 6.0% on a quarterly basis, payable when and if declared by HG Global. As of June 30, 2024, HG Global has accrued $444 million of dividends payable to holders of its preferred shares, $431 million of which is payable to White Mountains and is eliminated in consolidation. As of June 30, 2024, HG Global and its subsidiaries had less than $1 million of net unrestricted cash outside of HG Re.
HG Re is a special purpose insurer subject to regulation and supervision by the BMA. HG Re does not require regulatory approval to pay dividends, however, its dividend capacity is limited to amounts held outside of the Collateral Trusts pursuant to the FLRT with BAM. As of June 30, 2024, HG Re had $1 million of net unrestricted cash and investments. As of June 30, 2024, HG Re had $136 million of accrued interest on the BAM Surplus Notes held outside the Collateral Trusts. As of June 30, 2024, HG Re had $804 million of statutory capital and surplus and $945 million of assets held in the Collateral Trusts.
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
The Supplemental Trust Target Balance is $603 million, less the amount of cash and securities in the Regulation 114 Trust in excess of its target balance.  If, at the end of any quarter, the Supplemental Trust balance exceeds the Supplemental Trust Target Balance, such excess may be distributed to HG Re.  The distribution will be made first as an assignment of accrued interest on the BAM Surplus Notes and second in cash and/or fixed income securities.  As the BAM Surplus Notes are repaid over time, the BAM Surplus Notes will be replaced in the Supplemental Trust by cash and fixed income securities. The Supplemental Trust balance as of June 30, 2024 was $604 million.
As of June 30, 2024, the Collateral Trusts held assets of $945 million, which included $609 million of cash and investments, $317 million of BAM Surplus Notes and $19 million of interest receivable on the BAM Surplus Notes.
Through June 30, 2024, the interest rate on the BAM Surplus Notes is a variable rate equal to the one-year U.S. Treasury rate plus 300 basis points, set annually. Accordingly, in 2024 the interest rate on the BAM Surplus Notes was 8.2% through June 30, 2024. Effective July 1, 2024 and through maturity, HG Global and BAM amended the interest rate on the BAM Surplus Notes to be 10.0%, with a higher proportion of each payment to be applied to outstanding principal.
Under its agreements with HG Global, BAM is required to seek regulatory approval to pay principal and interest on the BAM Surplus Notes only to the extent that its remaining qualified statutory capital and other capital resources continue to support its outstanding obligations, its business plan and its “AA/stable” financial strength rating from Standard & Poor’s. No payment of principal or interest on the BAM Surplus Notes may be made without the approval of the NYDFS.
During the six months ended June 30, 2024, BAM made an $8 million cash payment of principal and interest on the BAM Surplus Notes held by HG Global. Of this payment, $5 million was a repayment of principal held in the Supplement Trust, less than $1 million was a payment of accrued interest held in the Supplemental Trust and $3 million was a payment of accrued interest held outside the Supplemental Trust.
See Note 10 — “Municipal Bond Guarantee Insurance.”

Kudu
During the six months ended June 30, 2024, Kudu distributed $10 million to unitholders, substantially all of which was paid to White Mountains. As of June 30, 2024, Kudu had $24 million of net unrestricted cash and short-term investments.

Bamboo
During any 12-month period, Bamboo Captive, a class 2 licensed Bermuda insurer, has the ability to make capital distributions of up to 15% of its total statutory capital reported in the previous year’s statutory financial statements without prior approval of Bermuda regulatory authorities. Accordingly, Bamboo Captive will have the ability to pay a dividend of up to $1 million during 2024, which is equal to 15% of its December 31, 2023 statutory capital surplus of $5 million, subject to meeting all appropriate liquidity and solvency requirements. During the six months ended June 30, 2024, Bamboo Captive did not pay any dividends to its immediate parent. As of June 30, 2024, Bamboo Captive had $1 million of net unrestricted cash and short-term investments.
As of June 30, 2024, Bamboo had $22 million of net unrestricted cash and short-term investments outside of Bamboo Captive.

Other Operations
During the six months ended June 30, 2024, White Mountains paid a $3 million common share dividend. As of June 30, 2024, the Company and its intermediate holding companies had $464 million of net unrestricted cash, short-term investments and fixed maturity investments, $235 million of MediaAlpha common stock, $209 million of common equity securities and $391 million of private equity and hedge funds, ILS funds and certain unconsolidated entities.

Financing

The following table presents White Mountains’s capital structure as of June 30, 2024 and December 31, 2023:

$ in Millions	June 30, 2024	December 31, 2023
Ark 2007 Subordinated Notes (1)	$—	$30.0
Ark 2021 Subordinated Notes (1)(2)	155.0	155.5
HG Global Senior Notes (1)(2)	147.2	146.9
Kudu Credit Facility (1)(2)	203.3	203.8
Other Operations debt (1)(2)	24.7	28.4
Total debt	530.2	564.6
Noncontrolling interests—excluding BAM	603.1	460.9
Total White Mountains’s common shareholders’ equity	4,422.6	4,240.5
Total capital	5,555.9	5,266.0
HG Global’s unearned premium reserve (3)	271.7	265.4
HG Global’s net deferred acquisition costs (3)	(78.5)	(76.5)
Time-value discount on expected future payments on the BAM Surplus Notes (3)	(84.7)	(87.9)
Total adjusted capital	$5,664.4	$5,367.0
Total debt to total capital	9.5%	10.7%
Total debt to total adjusted capital	9.4%	10.5%
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

Covenant Compliance
As of June 30, 2024, White Mountains was in compliance in all material respects with all of the covenants under its debt instruments.

Share Repurchase Programs

White Mountains’s Board of Directors has authorized the Company to repurchase its common shares from time to time, subject to market conditions. The repurchase authorizations do not have a stated expiration date. As of June 30, 2024, White Mountains may repurchase an additional 301,014 shares under these Board authorizations. In addition, from time to time, White Mountains has also repurchased its common shares through self-tender offers that were separately approved by its Board of Directors.
During the six months ended June 30, 2024, White Mountains repurchased and retired 5,269 of its common shares for $8 million at an average share price of $1,505, which was approximately 85% of White Mountains’s adjusted book value per share as of June 30, 2024. All of the shares White Mountains repurchased in the first six months of 2024 were to satisfy employee income tax withholding pursuant to employee benefit plans, which do not reduce the amount available under the Board repurchase authorizations.
During the six months ended June 30, 2023, White Mountains repurchased and retired 24,165 of its common shares for $33 million at an average share price of $1,355, which was approximately 86% of White Mountains’s adjusted book value per share as of June 30, 2023. Of the shares White Mountains repurchased in the first six months of 2023, 4,629 were to satisfy employee income tax withholding pursuant to employee benefit plans, which do not reduce the amount available under the Board repurchase authorizations.

Cash Flows

Detailed information concerning White Mountains’s cash flows from continuing operations during the six months ended June 30, 2024 and 2023 follows:

Cash flows from operations for the six months ended June 30, 2024 and June 30, 2023

Net cash provided from operations was $253 million for the six months ended June 30, 2024 compared to $157 million for the six months ended June 30, 2023. The increase in cash provided from operations was driven primarily by cash provided from operations at Ark, Kudu and Bamboo in 2024. As of June 30, 2024, the Company and its intermediate holding companies had $464 million of net unrestricted cash, short-term investments and fixed maturity investments, $235 million of MediaAlpha common stock, $209 million of common equity securities and $391 million of private equity funds, hedge funds, ILS funds and unconsolidated entities.

Cash flows from investing and financing activities for the six months ended June 30, 2024

Financing and Other Capital Activities
During the six months ended June 30, 2024, the Company declared and paid a $3 million cash dividend to its common shareholders.
During the six months ended June 30, 2024, White Mountains repurchased and retired 5,269 of its common shares for $8 million, all of which were to satisfy employee income tax withholding pursuant to employee benefit plans.
During the six months ended June 30, 2024, Ark repaid the outstanding balance of $30 million and extinguished the Ark 2007 Subordinated Notes.
During the six months ended June 30, 2024, BAM received $26 million in MSC.

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

NON-GAAP FINANCIAL MEASURES

This report includes ten non-GAAP financial measures that have been reconciled from their most comparable GAAP financial measures.

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
The value of HG Global’s unearned premium reserve, net of deferred acquisition costs, was $199 million, $196 million, $195 million, and $182 million as of June 30, 2024, March 31, 2024, December 31, 2023 and June 30, 2023, respectively.
Under GAAP, White Mountains is required to carry the BAM Surplus Notes, including accrued interest, at nominal value with no consideration for time value of money. Based on a debt service model that forecasts operating results for BAM through maturity of the BAM Surplus Notes, the present value of the BAM Surplus Notes, including accrued interest and using an 8% discount rate, was estimated to be $87 million, $89 million, $91 million and $95 million less than the nominal GAAP carrying values as of June 30, 2024, March 31, 2024, December 31, 2023 and June 30, 2023, respectively.
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
White Mountains believes that these non-GAAP financial measures are useful to management and investors in evaluating Kudu’s performance. The reconciliation of Kudu’s GAAP net income (loss) to EBITDA and adjusted EBITDA is included on page 68.

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
MGA pre-tax income (loss) and MGA net income (loss) are non-GAAP financial measures that exclude the results of the Bamboo Captive, which is consolidated under GAAP, from Bamboo’s consolidated GAAP pre-tax income (loss) and net income (loss). The following table presents the reconciliation from Bamboo’s consolidated GAAP pre-tax income (loss) to MGA pre-tax income (loss):

Millions	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Bamboo’s consolidated GAAP pre-tax income (loss)	$6.4	$7.3
Remove pre-tax (income) loss, Bamboo Captive	(.4)	—
MGA pre-tax income (loss)	$6.0	$7.3

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
•Restructuring expenses - Represents costs directly related to Bamboo’s corporate restructuring and capital planning activities associated with the development of new markets.
White Mountains believes that these non-GAAP financial measures are useful to management and investors in evaluating Bamboo’s performance. See page 70 for the reconciliation of Bamboo’s consolidated GAAP net income (loss) to MGA net income (loss), MGA EBITDA and MGA adjusted EBITDA.

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
The following tables present reconciliations from GAAP to the reported percentages for three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total consolidated portfolio return	(0.1)%	0.9%	4.5%	5.5%
Remove MediaAlpha	2.3%	2.1%	(1.0)%	0.6%
Total consolidated portfolio return excluding MediaAlpha	2.2%	3.0%	3.5%	6.1%

Total adjusted capital and total debt to total adjusted capital
Total capital at White Mountains is comprised of White Mountains’s common shareholders’ equity, debt and noncontrolling interests other than noncontrolling interests attributable to BAM. Total adjusted capital is a non-GAAP financial measure, which is derived by adjusting total capital (i) to add back the unearned premium reserve, net of deferred acquisition costs, at HG Global and (ii) to include a discount for the time value of money arising from the expected timing of cash payments of principal and interest on the BAM Surplus Notes. Total debt to total adjusted capital is a non-GAAP financial measure that is derived using the ratio of total debt to total adjusted capital. The reconciliation of total capital to total adjusted capital is included on page 78.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

Refer to White Mountains’s 2023 Annual Report on Form 10-K and in particular Item 7A. - “Quantitative and Qualitative Disclosures About Market Risk.”

Item 4.Controls and Procedures.

The Principal Executive Officer (“PEO”) and the Principal Financial Officer (“PFO”) of White Mountains have evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2024. Based on that evaluation, the PEO and PFO have concluded that White Mountains’s disclosure controls and procedures are adequate and effective.
There were no changes to White Mountains’s internal control over financial reporting that occurred during the second quarter of 2024 that have materially affected, or are reasonably likely to materially affect, White Mountains’s internal control over financial reporting.

Part II.OTHER INFORMATION

Item 1.Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes to any of the risk factors previously disclosed in the Registrant’s 2023 Annual Report on Form 10-K.

Item 2.Issuer Purchases of Equity Securities.

Months	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (1)
April 1 - April 30, 2024	—	$—	—	301,014
May 1 - May 31, 2024	—	$—	—	301,014
June 1 - June 30, 2024	—	$—	—	301,014
Total	—	$—	—	301,014
(1) White Mountains’s Board of Directors has authorized the Company to repurchase its common shares, from time to time, subject to market conditions. The repurchase authorizations do not have a stated expiration date.

Item 3. Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

None.

Item 5.Other Information.

None.

Item 6.Exhibits.

(a)	Exhibit number		Name
	2.1	—	Plan of Reorganization (incorporated by reference herein to the Company’s Registration Statement on S-4 (No. 333-87649) dated September 23, 1999)
	3.1	—	Memorandum of Continuance of the Company (incorporated by reference herein to Exhibit (3)(i) of the Company’s Current Report on Form 8-K dated November 1, 1999)
	3.2	—	Amended and Restated Bye-Laws of the Company (incorporated by reference herein to Exhibit 3 of the Company’s Report on Form 10-Q dated May 2, 2017)
	10.1	—	Fourth Amended and Restated Surplus Note Purchase Agreement between Build America Mutual Assurance Company, as Issuer and HG Holdings Ltd. and HG Re Ltd. as Purchasers, dated July 1, 2024. (*)
	10.2	—
Second Amendment to Loan and Servicing Agreement dated as of June 28, 2024 among Kudu Investment Holdings, LLC, Kudu Investment US, LLC, Kudu Investment Management, LLC, KFO Holdings, Ltd., KWCP Holdings UK, Ltd., Massachusetts Mutual Life Insurance Company and Alter Domus (US) LLC and Barings Finance LLC (*) (**)

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

WHITE MOUNTAINS INSURANCE GROUP, LTD.
(Registrant)

Date:	August 7, 2024	By: /s/ Michaela J. Hildreth
Michaela J. Hildreth
Managing Director and Chief Accounting Officer