Form 10-Q
period 2024-09-30
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2024-11-06
CIK 776867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2024

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

As of November 1, 2024, 2,568,148 common shares with a par value of $1.00 per share were outstanding (which includes 35,390 restricted common shares that were not vested at such date).

WHITE MOUNTAINS INSURANCE GROUP, LTD.

Part I.FINANCIAL INFORMATION.
Item 1.Financial Statements
WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

Millions, except share and per share amounts	September 30, 2024	December 31, 2023
Assets
P&C Insurance and Reinsurance (Ark/WM Outrigger)
Fixed maturity investments, at fair value	$1,461.2	$866.8
Common equity securities, at fair value	435.6	400.6
Short-term investments, at fair value	579.1	962.8
Other long-term investments	544.8	440.9
Total investments	3,020.7	2,671.1
Cash (restricted $3.3 and $0.7)	148.8	90.5
Reinsurance recoverables	748.0	442.0
Insurance premiums receivable	993.0	612.2
Deferred acquisition costs	199.7	145.3
Goodwill and other intangible assets	292.5	292.5
Other assets	175.8	125.0
Total P&C Insurance and Reinsurance assets	5,578.5	4,378.6
Financial Guarantee (HG Global)
Fixed maturity investments, at fair value	636.1	1,012.3
Short-term investments, at fair value	34.6	70.6
Total investments	670.7	1,082.9
Cash	1.2	6.7
BAM Surplus Notes, at fair value	411.1	—
Insurance premiums receivable	7.9	5.5
Deferred acquisition costs	83.2	40.1
Other assets	27.8	36.8
Total Financial Guarantee assets	1,201.9	1,172.0
Asset Management (Kudu)
Short-term investments, at fair value	20.3	29.3
Other long-term investments	936.8	896.3
Total investments	957.1	925.6
Cash	76.7	1.4
Accrued investment income	15.7	17.6
Goodwill and other intangible assets	8.0	8.3
Other assets	36.6	6.5
Total Asset Management assets	1,094.1	959.4
P&C Insurance Distribution (Bamboo)
Fixed maturity investments, at fair value	38.9	—
Short-term investments, at fair value	14.6	—
Total investments	53.5	—
Cash (restricted $67.7 and $0.0)	91.1	—
Premiums, commissions and fees receivable	72.7	—
Goodwill and other intangible assets	359.0	—
Other assets	23.3	—
Total P&C Insurance Distribution assets	599.6	—
Other Operations
Fixed maturity investments, at fair value	286.1	230.2
Common equity securities, at fair value	219.8	137.8
Investment in MediaAlpha, at fair value	323.4	254.9
Short-term investments, at fair value	241.7	425.2
Other long-term investments	589.5	661.0
Total investments	1,660.5	1,709.1
Cash	28.2	23.8
Insurance premiums receivable	34.3	—
Goodwill and other intangible assets	66.2	69.8
Other assets	74.2	73.2
Total Other Operations assets	1,863.4	1,875.9
Total assets	$10,337.5	$8,385.9
See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS (CONTINUED)
(Unaudited)

Millions, except share and per share amounts	September 30, 2024	December 31, 2023
Liabilities
P&C Insurance and Reinsurance (Ark/WM Outrigger)
Loss and loss adjustment expense reserves	$2,133.0	$1,605.1
Unearned insurance premiums	1,149.8	743.6
Debt	156.8	185.5
Reinsurance payable	230.2	81.1
Contingent consideration	141.5	94.0
Other liabilities	188.9	166.8
Total P&C Insurance and Reinsurance liabilities	4,000.2	2,876.1
Financial Guarantee (HG Global)
Unearned insurance premiums	287.0	325.8
Debt	147.3	146.9
Other liabilities	19.6	59.0
Total Financial Guarantee liabilities	453.9	531.7
Asset Management (Kudu)
Debt	218.5	203.8
Other liabilities	75.9	71.6
Total Asset Management liabilities	294.4	275.4
P&C Insurance Distribution (Bamboo)
Loss and loss adjustment expense reserves	17.7	—
Unearned insurance premiums	29.9	—
Premiums and commissions payable	93.7	—
Other liabilities	30.7	—
Total P&C Insurance Distribution liabilities	172.0	—
Other Operations
Loss and loss adjustment expense reserves	8.1	—
Unearned insurance premiums	28.5	—
Debt	22.3	28.4
Accrued incentive compensation	64.5	87.7
Other liabilities	33.8	25.0
Total Other Operations liabilities	157.2	141.1
Total liabilities	5,077.7	3,824.3
Equity
White Mountains’s common shareholders’ equity
White Mountains’s common shares at $1 par value per share—authorized 50,000,000 shares; issued and outstanding 2,568,148 and 2,560,452 shares	2.6	2.6
Paid-in surplus	560.7	548.7
Retained earnings	4,048.3	3,690.8
Accumulated other comprehensive income (loss), after-tax:
Net unrealized gains (losses) from foreign currency translation	(1.0)	(1.6)
Total White Mountains’s common shareholders’ equity	4,610.6	4,240.5
Noncontrolling interests	649.2	321.1
Total equity	5,259.8	4,561.6
Total liabilities and equity	$10,337.5	$8,385.9
See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2024	2023	2024	2023
Revenues:
P&C Insurance and Reinsurance (Ark/WM Outrigger)
Earned insurance premiums	$552.2	$498.9	$1,173.3	$1,047.3
Net investment income	24.3	16.9	66.5	41.2
Net realized and unrealized investment gains (losses)	53.2	(6.6)	84.1	35.9
Other revenues	3.7	3.6	9.6	(1.1)
Total P&C Insurance and Reinsurance revenues	633.4	512.8	1,333.5	1,123.3

Financial Guarantee (HG Global)
Earned insurance premiums	7.5	7.9	24.3	23.3
Net investment income	6.0	8.1	26.1	22.9
Net realized and unrealized investment gains (losses)	22.5	(24.1)	8.1	(17.0)
Interest income from BAM Surplus Notes	7.9	—	7.9	—
Change in fair value of BAM Surplus Notes	15.8	—	15.8	—
Unrealized loss on deconsolidation of BAM	(114.5)	—	(114.5)	—
Other revenues	—	.7	1.1	2.0
Total Financial Guarantee revenues	(54.8)	(7.4)	(31.2)	31.2

Asset Management (Kudu)
Net investment income	17.2	15.1	50.1	44.0
Net realized and unrealized investment gains (losses)	29.5	11.2	77.5	45.4
Other revenues	.5	—	.5	—
Total Asset Management revenues	47.2	26.3	128.1	89.4

P&C Insurance Distribution (Bamboo)
Commission and fee revenues	42.7	—	97.3	—
Earned insurance premiums	10.6	—	27.0	—
Other revenues	2.4	—	4.5	—
Total P&C Insurance Distribution revenues	55.7	—	128.8	—

Other Operations
Earned insurance premiums	11.2	—	19.8	—
Net investment income	9.6	8.0	27.9	22.0
Net realized and unrealized investment gains (losses)	29.7	8.0	60.4	125.8
Net realized and unrealized investment gains (losses) from investment in MediaAlpha	88.2	(46.8)	159.7	(38.9)
Commission and fees revenues	4.1	3.5	11.1	10.0
Other revenues	14.8	15.2	43.7	67.1
Total Other Operations revenues	157.6	(12.1)	322.6	186.0
Total revenues	$839.1	$519.6	$1,881.8	$1,429.9
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2024	2023	2024	2023
Expenses:
P&C Insurance and Reinsurance (Ark/WM Outrigger)
Loss and loss adjustment expenses	$288.3	$265.8	$644.0	$581.1
Acquisition expenses	96.3	90.3	230.8	211.5
General and administrative expenses	68.9	35.4	154.0	105.5
Change in fair value of contingent consideration	34.2	17.0	47.5	16.8
Interest expense	4.9	5.5	15.0	15.7
Total P&C Insurance and Reinsurance expenses	492.6	414.0	1,091.3	930.6

Financial Guarantee (HG Global)
Acquisition expenses	1.9	2.1	6.3	6.3
General and administrative expenses	.3	17.5	34.8	49.7
Interest expense	5.8	3.8	13.4	10.8
Total Financial Guarantee expenses	8.0	23.4	54.5	66.8

Asset Management (Kudu)
General and administrative expenses	3.6	4.5	10.5	12.3
Interest expense	5.7	5.5	16.7	15.5
Total Asset Management expenses	9.3	10.0	27.2	27.8

P&C Insurance Distribution (Bamboo)
Broker commission expenses	15.9	—	37.9	—
Loss and loss adjustment expenses	4.4	—	14.5	—
Acquisition expenses	3.7	—	9.7	—
General and administrative expenses	16.2	—	43.9	—
Total P&C Insurance Distribution expenses	40.2	—	106.0	—

Other Operations
Loss and loss adjustment expenses	4.2	—	8.1	—
Acquisition expenses	4.5	—	7.1	—
Cost of sales	7.6	8.0	22.2	33.5
General and administrative expenses	32.9	42.2	126.4	130.7
Interest expense	.3	.9	1.6	2.9
Total Other Operations expenses	49.5	51.1	165.4	167.1
Total expenses	599.6	498.5	1,444.4	1,192.3
Pre-tax income (loss)	239.5	21.1	437.4	237.6
Income tax (expense) benefit	(11.6)	(7.3)	(28.9)	(19.4)
Net income (loss)	227.9	13.8	408.5	218.2
Net (income) loss attributable to noncontrolling interests	(48.9)	9.8	(47.7)	4.5
Net income (loss) attributable to White Mountains’s common shareholders	$179.0	$23.6	$360.8	$222.7
See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2024	2023	2024	2023
Net income (loss) attributable to White Mountains’s common shareholders	$179.0	$23.6	$360.8	$222.7
Other comprehensive income (loss), net of tax	1.3	(1.7)	1.1	.9
Comprehensive income (loss)	180.3	21.9	361.9	223.6
Other comprehensive (income) loss attributable to noncontrolling interests	(.5)	.7	(.5)	(.1)
Comprehensive income (loss) attributable to White Mountains’s common shareholders	$179.8	$22.6	$361.4	$223.5

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Earnings (loss) per share attributable to White Mountains’s common shareholders:
Basic earnings (loss) per share	$69.68	$9.19	$140.66	$86.82
Diluted earnings (loss) per share	$69.68	$9.19	$140.66	$86.82
Dividends declared and paid per White Mountains’s common share	$—	$—	$1.00	$1.00
See Notes to Consolidated Financial Statements.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	White Mountains’s Common Shareholders’ Equity
Millions	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Non-controlling interest	Total Equity
Balance as of June 30, 2024	$561.3	$3,863.1	$(1.8)	$4,422.6	$449.6	$4,872.2
Net income (loss)	—	179.0	—	179.0	48.9	227.9
Other comprehensive income (loss), net of tax	—	—	.8	.8	.5	1.3
Total comprehensive income (loss)	—	179.0	.8	179.8	49.4	229.2
Amortization of restricted share awards	4.3	—	—	4.3	—	4.3
Recognition of equity-based compensation expense of subsidiaries	.8	—	—	.8	.2	1.0
Impact to noncontrolling interests for the deconsolidation of BAM	—	—	—	—	153.5	153.5
Net contributions (distributions) and dilution from other noncontrolling interests	(3.1)	6.2	—	3.1	(3.5)	(.4)
Balance as of September 30, 2024	$563.3	$4,048.3	$(1.0)	$4,610.6	$649.2	$5,259.8

	White Mountains’s Common Shareholders’ Equity
Millions	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Non-controlling interest	Total Equity
Balance as of June 30, 2023	$543.2	$3,380.7	$(1.7)	$3,922.2	$203.7	$4,125.9
Net income (loss)	—	23.6	—	23.6	(9.8)	13.8
Other comprehensive income (loss), net of tax	—	—	(1.0)	(1.0)	(.7)	(1.7)
Total comprehensive income (loss)	—	23.6	(1.0)	22.6	(10.5)	12.1
Dividends to noncontrolling interests	—	—	—	—	(.5)	(.5)
BAM member surplus contributions, net of tax	—	—	—	—	19.9	19.9
Amortization of restricted share awards	4.0	—	—	4.0	—	4.0
Recognition of equity-based compensation expense of subsidiaries	.4	—	—	.4	.2	.6
Net contributions (distributions) and dilution from other noncontrolling interests	(.1)	—	—	(.1)	2.3	2.2
Balance as of September 30, 2023	$547.5	$3,404.3	$(2.7)	$3,949.1	$215.1	$4,164.2
See Notes to Consolidated Financial Statements.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)
(Unaudited)

	White Mountains’s Common Shareholders’ Equity
Millions	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Non-controlling interest	Total Equity
Balance as of January 1, 2024	$551.3	$3,690.8	$(1.6)	$4,240.5	$321.1	$4,561.6
Net income (loss)	—	360.8	—	360.8	47.7	408.5
Other comprehensive income (loss), net of tax	—	—	.6	.6	.5	1.1
Total comprehensive income (loss)	—	360.8	.6	361.4	48.2	409.6
Dividends declared on common shares	—	(2.5)	—	(2.5)	—	(2.5)
Dividends to noncontrolling interests	—	—	—	—	(9.3)	(9.3)
Issuances of common shares	2.9	—	—	2.9	—	2.9
Repurchases and retirements of common shares	(1.1)	(7.0)	—	(8.1)	—	(8.1)
BAM member surplus contributions, net of tax	—	—	—	—	26.0	26.0
Amortization of restricted share awards	11.8	—	—	11.8	—	11.8
Recognition of equity-based compensation expense of subsidiaries	2.3	—	—	2.3	.8	3.1
Net contributions (distributions) and dilution from other noncontrolling interests	(3.9)	6.2	—	2.3	(2.2)	.1
Impact to noncontrolling interests for the deconsolidation of BAM	—	—	—	—	153.5	153.5
Acquisition of noncontrolling interests - Bamboo	—	—	—	—	111.1	111.1
Balance as of September 30, 2024	$563.3	$4,048.3	$(1.0)	$4,610.6	$649.2	$5,259.8

	White Mountains’s Common Shareholders’ Equity
Millions	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Non-controlling interest	Total Equity
Balance as of January 1, 2023	$538.6	$3,211.8	$(3.5)	$3,746.9	$188.1	$3,935.0
Net income (loss)	—	222.7	—	222.7	(4.5)	218.2
Other comprehensive income (loss), net of tax	—	—	.8	.8	.1	.9
Total comprehensive income (loss)	—	222.7	.8	223.5	(4.4)	219.1
Dividends declared on common shares	—	(2.6)	—	(2.6)	—	(2.6)
Dividends to noncontrolling interests	—	—	—	—	(8.3)	(8.3)
Issuances of common shares	2.1	—	—	2.1	—	2.1
Repurchases and retirements of common shares	(5.1)	(27.6)	—	(32.7)	—	(32.7)
BAM member surplus contributions, net of tax	—	—	—	—	46.4	46.4
Amortization of restricted share awards	11.2	—	—	11.2	—	11.2
Recognition of equity-based compensation expense of subsidiaries	1.3	—	—	1.3	.5	1.8
Net contributions (distributions) and dilution from other noncontrolling interests	(.6)	—	—	(.6)	2.2	1.6
Disposition of noncontrolling interests	—	—	—	—	(9.4)	(9.4)
Balance as of September 30, 2023	$547.5	$3,404.3	$(2.7)	$3,949.1	$215.1	$4,164.2
See Notes to Consolidated Financial Statements.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
Millions	2024	2023
Cash flows from operations:
Net income (loss)	$408.5	$218.2
Adjustments to reconcile net income to net cash provided from (used for) operations:
Net realized and unrealized investment (gains) losses	(230.7)	(190.1)
Net realized and unrealized investment (gains) losses from investment in MediaAlpha	(159.7)	38.9
Change in fair value of contingent consideration - Ark	47.5	16.8
Interest income from BAM Surplus Notes	(7.9)	—
Change in fair value of BAM Surplus Notes	(15.8)	—
Unrealized loss on deconsolidation of BAM	114.5	—
Deferred income tax expense (benefit)	3.7	1.9
Amortization of restricted share awards	11.8	11.2
Amortization (accretion) and depreciation	(7.5)	(10.3)
Other operating items:
Net change in reinsurance recoverables	(306.0)	56.9
Net change in insurance premiums, commissions and fees receivable	(454.3)	(236.4)
Net change in deferred acquisition costs	(58.2)	(54.0)
Net change in loss and loss adjustment expense reserves	544.4	275.3
Net change in unearned insurance premiums	458.5	375.4
Net change in reinsurance payable	149.1	(104.8)
Net change in premiums and commissions payable	44.5	—
Contributions to Kudu’s Participation Contracts	(.2)	(108.3)
Proceeds from Kudu’s Participation Contracts sold	9.4	74.6
Net other operating activities	(28.9)	14.3
Net cash provided from (used for) operations	522.7	379.6
Cash flows from investing activities:
Net change in short-term investments	610.8	(194.9)
Sales of fixed maturity investments	320.9	107.9
Maturities, calls and paydowns of fixed maturity investments	323.3	212.6
Sales of common equity securities and investment in MediaAlpha	162.4	129.9
Distributions and redemptions of other long-term investments	169.9	26.8
Proceeds from the sale of Other Operating Businesses, net of cash sold of $0.0 and $0.8	—	17.3
Purchases of consolidated subsidiaries, net of cash acquired of $44.9 and $0.0	(231.8)	—
Purchases of fixed maturity investments	(1,342.0)	(392.9)
Purchases of common equity securities and investment in MediaAlpha	(121.1)	(114.2)
Purchases of other long-term investments	(158.2)	(237.7)
Impact to cash from deconsolidation of BAM	(4.2)	—
Net other investing activities	(13.8)	(9.8)
Net cash provided from (used for) investing activities	(283.8)	(455.0)
Cash flows from financing activities:
Draw down of debt and revolving lines of credit	15.5	12.2
Repayment of debt and revolving lines of credit	(36.7)	(24.3)
Cash dividends paid to common shareholders	(2.5)	(2.6)
Repurchases and retirements of common shares	(8.1)	(32.7)
BAM member surplus contributions prior to the deconsolidation of BAM	26.0	46.4
Net contributions from (distributions to) other noncontrolling interests	(11.5)	(5.3)
Net other financing activities	2.0	(10.5)
Net cash provided from (used for) financing activities	(15.3)	(16.8)
Net change in cash during the period	223.6	(92.2)
Cash balances at beginning of period (includes restricted cash balances of $0.7 and $12.2)	122.4	255.0
Cash balances at end of period (includes restricted cash balances of $71.0 and $0.0)	$346.0	$162.8
Supplemental cash flows information:
Interest paid	$(46.4)	$(18.0)
Net income tax payments	(19.2)	(29.9)
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

Reportable Segments
As of September 30, 2024, White Mountains conducted its operations through four reportable segments: (1) Ark/WM Outrigger, (2) HG Global, (3) Kudu and (4) Bamboo, with its remaining operating businesses, holding companies and other assets included in Other Operations. White Mountains has made its segment determination based on consideration of the following criteria: (i) the nature of the business activities of each of the Company’s subsidiaries and affiliates; (ii) the manner in which the Company’s subsidiaries and affiliates are organized; (iii) the existence of primary managers responsible for specific subsidiaries and affiliates; and (iv) the organization of information provided to the Company’s chief operating decision makers and its Board of Directors. See Note 14 — “Segment Information.”
The Ark/WM Outrigger segment consists of Ark Insurance Holdings Limited and its subsidiaries (collectively, “Ark”) and Outrigger Re Ltd. Segregated Account 2023-1 (“WM Outrigger Re”) (collectively with Ark, “Ark/WM Outrigger”). Ark is a specialty property and casualty insurance and reinsurance company that offers a wide range of niche insurance and reinsurance products, including property, specialty, marine & energy, accident & health and casualty. Ark underwrites select coverages through Lloyd’s Syndicates 4020 and 3902 (the “Syndicates”) and its wholly-owned subsidiary Group Ark Insurance Limited (“GAIL”). White Mountains acquired a controlling ownership interest in Ark on January 1, 2021 (the “Ark Transaction”). As of September 30, 2024 and December 31, 2023, White Mountains owned 72.0% of Ark on a basic shares outstanding basis (61.9% after taking account of management’s equity incentives). The remaining shares are owned by current and former employees of Ark. In the future, management rollover shareholders could earn additional shares in Ark if and to the extent that White Mountains achieves certain thresholds for its multiple of invested capital return. If fully earned, these additional shares would represent 12.3% of the shares outstanding as of September 30, 2024. The liability related to these additional shares is recorded as contingent consideration. During the fourth quarter of 2022, Ark sponsored the formation of Outrigger Re Ltd., a Bermuda company registered as a special purpose insurer and segregated accounts company, to provide reinsurance capacity to Ark. White Mountains consolidates the results of its segregated account, WM Outrigger Re, in its financial statements. See Note 2 — “Significant Transactions.” As of September 30, 2024 and December 31, 2023, White Mountains owned 100.0% of WM Outrigger Re’ s preferred equity.
The HG Global segment consists of HG Global Ltd. and its wholly-owned subsidiaries (collectively, “HG Global”) and, prior to its deconsolidation on July 1, 2024, the consolidated results of Build America Mutual Assurance Company (“BAM”) (collectively with HG Global, “HG Global/BAM”). See Note 2 — “Significant Transactions.” HG Global was established to fund the startup of BAM and, through its reinsurance subsidiary, HG Re Ltd. (“HG Re”), to provide first loss protection of up to 15%-of-par outstanding for each policy assumed from BAM. HG Global, together with its subsidiaries, funded the initial capitalization of BAM through the purchase of $503.0 million of surplus notes issued by BAM (the “BAM Surplus Notes”). As of September 30, 2024 and December 31, 2023, White Mountains owned 96.9% of HG Global’s preferred equity and 88.4% of its common equity.

White Mountains does not have an ownership interest in BAM. However, through June 30, 2024, White Mountains was required to consolidate BAM’s results in its financial statements because BAM is a variable interest entity (“VIE”) for which White Mountains was the primary beneficiary. BAM’s results were all attributed to noncontrolling interests. On July 1, 2024, HG Re and BAM amended the terms of the first loss reinsurance treaty (“FLRT”) with respect to certain governance rights held by HG Re. As a result, and in combination with other governance changes at BAM, White Mountains concluded that it no longer has the power to direct BAM’s activities that most significantly impact its economic performance and is no longer BAM’s primary beneficiary. Accordingly, as of July 1, 2024, White Mountains no longer consolidates BAM. Through June 30, 2024, BAM’s assets, liabilities and noncontrolling interests, as well as its results of operations, are presented within the HG Global segment. See Note 2 — “Significant Transactions.”
The Kudu segment consists of Kudu Investment Management, LLC and its subsidiaries (collectively “Kudu”). Kudu provides capital solutions for boutique asset and wealth managers for a variety of purposes including generational ownership transfers, management buyouts, acquisition and growth finance and legacy partner liquidity. Kudu also provides strategic assistance to investees from time to time. Kudu’s capital solutions generally are structured as minority preferred equity stakes with distribution rights, typically tied to gross revenues and designed to generate immediate cash yields. As of September 30, 2024 and December 31, 2023, White Mountains owned 90.1% and 89.6% of Kudu’s basic units outstanding (76.8% and 76.3% on a fully-diluted, fully-converted basis).
The Bamboo segment consists of PM Holdings LLC (“Bamboo Holdings”), Bamboo Ide8 Insurance Services LLC (“Bamboo MGA”) and Ide8 Limited (“Bamboo Captive”) (collectively with Bamboo Holdings and Bamboo MGA, “Bamboo”). Bamboo is a capital-light, tech- and data-enabled insurance distribution platform providing homeowners’ insurance and related products to the residential property market in California. Bamboo operates primarily through Bamboo MGA, its full-service managing general agent (“MGA”) business, where the company manages all aspects of the placement process on behalf of its fronting and reinsurance partners, including product development, marketing, underwriting, policy issuance and claims oversight, and it earns commissions based on the volume and profitability of the insurance that it places. It offers both admitted and non-admitted products. Bamboo also operates two separate but integrated businesses: (i) a retail agency, within Bamboo MGA, offering ancillary products on behalf of third parties and (ii) Bamboo Captive, a Bermuda-domiciled captive reinsurer that participates in the underwriting risk of Bamboo’s MGA programs to align interests with reinsurance partners. On January 2, 2024, White Mountains acquired a controlling interest in Bamboo. See Note 2 — “Significant Transactions.” As of September 30, 2024, White Mountains owned 72.8% of the basic units outstanding of Bamboo (63.7% on a fully-diluted, fully-converted basis).
White Mountains’s other operations consist of the Company and its wholly-owned subsidiary, White Mountains Capital, LLC (“WM Capital”), its other intermediate holding companies, its wholly-owned investment management subsidiary, White Mountains Advisors LLC (“WM Advisors”), investment assets managed by WM Advisors, its interests in MediaAlpha, Inc. (“MediaAlpha”), DavidShield PassportCard Ltd. and its subsidiaries (collectively, “PassportCard/DavidShield”), Elementum Holdings LP (“Elementum”), certain other consolidated and unconsolidated entities (“Other Operating Businesses”) and certain other assets (collectively, “Other Operations”).
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
In April 2024, White Mountains committed to provide up to $30.0 million to a Bermuda special purpose collateralized reinsurance vehicle that provides reinsurance capacity to Bamboo (“Bamboo CRV”). During the second quarter of 2024, White Mountains capitalized Bamboo CRV by purchasing $12.1 million of preference shares that were deposited into a collateral trust account. Bamboo CRV entered into a collateralized quota share agreement with one of Bamboo’s fronting partners to provide reinsurance protection on Bamboo’s admitted and non-admitted business written in the 2024 treaty year. Bamboo CRV is included within Other Operations.

Significant Accounting Policies

In addition to the following, refer to the Notes to Consolidated Financial Statements in the Company’s 2023 Annual Report on Form 10-K for a complete discussion regarding White Mountains’s significant accounting policies.

BAM Surplus Notes
Upon election of the fair value option, White Mountains made the accounting policy election to present the interest income from the BAM Surplus Notes separately from the change in fair value of the BAM Surplus Notes.

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
(1) Cash excludes the White Mountains cash contribution of $20.0 as part of the Bamboo Transaction, which was not part of the purchase consideration.

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
Bamboo’s segment income and expenses for three and nine months ended September 30, 2024 are presented in Note 14 — “Segment Information.”

BAM

On July 1, 2024, HG Re and BAM amended the terms of the FLRT with respect to certain governance rights held by HG Re. As a result, and in combination with other governance changes at BAM, White Mountains concluded that it no longer has the power to direct BAM’s activities that most significantly impact its economic performance and is no longer BAM’s primary beneficiary. Accordingly, as of July 1, 2024, White Mountains no longer consolidates BAM. See Note 15 — “Variable Interest Entities.” Through June 30, 2024, BAM’s assets, liabilities, and noncontrolling interests, as well as its results of operations, are presented within the HG Global segment.
Upon deconsolidation, the BAM Surplus Notes met the criteria to be accounted for under the fair value option, which White Mountains elected. Accordingly, the BAM Surplus Notes, including accrued interest receivable, were measured at an estimated fair value of $387.4 million as of July 1, 2024 resulting in an unrealized loss on deconsolidation of $114.5 million. This fair value includes the impact of a discount for the time value of money, which was previously included in adjusted book value per share as a non-GAAP adjustment to book value per share. See Note 10 — “Municipal Bond Guarantee Reinsurance” for the valuation techniques and inputs utilized to determine the fair value of the BAM Surplus Notes.

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
As of September 30, 2024 and December 31, 2023, short-term investments of $199.9 million and $265.3 million were held in a collateral trust account required to be maintained in relation to WM Outrigger Re’s reinsurance agreements with GAIL.
White Mountains owns 100% of the preference shares linked to its segregated account, WM Outrigger Re. White Mountains consolidates WM Outrigger Re’s results in its financial statements. WM Outrigger Re’s quota share reinsurance agreements with GAIL eliminate in White Mountains’s consolidated financial statements.
During the three months ended March 31, 2024, White Mountains received a return of capital of $68.1 million from WM Outrigger Re as a result of its reduced capital commitment relating to the 2024 underwriting year. During the three months ended September 30, 2024, White Mountains received an additional $64.9 million from WM Outrigger Re, reflecting an initial profit distribution from the 2023 underwriting year.

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
Effective July 1, 2024, White Mountains no longer consolidates BAM. Through June 30, 2024, White Mountains’s consolidated financial statements included BAM’s fixed income portfolio and related investment results. See Note 2 — “Significant Transactions.”

Net Investment Income

White Mountains’s net investment income is comprised primarily of interest income associated with White Mountains’s fixed maturity investments and short-term investments, dividend income from common equity securities and distributions from other long-term investments.
The following table presents pre-tax net investment income for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2024	2023	2024	2023
Fixed maturity investments	$23.3	$16.6	$67.2	$46.6
Short-term investments	13.2	13.8	45.3	34.8
Common equity securities	.7	1.0	1.8	3.6
Other long-term investments	21.2	17.4	60.0	46.8
Total investment income	58.4	48.8	174.3	131.8
Third-party investment expenses	(.7)	(.7)	(2.2)	(1.7)
Net investment income, pre-tax	$57.7	$48.1	$172.1	$130.1

Net Realized and Unrealized Investment Gains (Losses)
The following table presents net realized and unrealized investment gains (losses) for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2024	2023	2024	2023
Realized investment gains (losses)
Fixed maturity investments	$(.5)	$(.3)	$(9.2)	$(1.7)
Short-term investments	—	(.2)	(.3)	(.3)
Common equity securities	—	1.2	3.5	13.8
Investment in MediaAlpha	—	—	91.2	—
Other long-term investments	4.8	.6	34.0	48.9
Net realized investment gains (losses)	4.3	1.3	119.2	60.7
Unrealized investment gains (losses)
Fixed maturity investments	56.9	(27.9)	49.7	(9.7)
Short-term investments	.5	(.6)	(.5)	.7
Common equity securities	24.7	(18.5)	63.6	29.8
Investment in MediaAlpha	88.2	(46.8)	68.5	(38.9)
Other long-term investments	49.2	34.2	89.9	108.6
Net unrealized investment gains (losses)	219.5	(59.6)	271.2	90.5
Net realized and unrealized investment gains (losses) (1)	$223.8	$(58.3)	$390.4	$151.2
Fixed maturity and short-term investments
Net realized and unrealized investment gains (losses)	$56.9	$(29.0)	$39.7	$(11.0)
Less: net realized and unrealized gains (losses) on investment securities sold during the period	1.2	2.5	.8	4.7
Net unrealized investment gains (losses) recognized during the period on investment securities held at the end of the period	$55.7	$(31.5)	$38.9	$(15.7)
Common equity securities and investment in MediaAlpha
Net realized and unrealized investment gains (losses) on common equity securities	$24.7	$(17.3)	$67.1	$43.6
Net realized and unrealized investment gains (losses) from investment in MediaAlpha	88.2	(46.8)	159.7	(38.9)
Total net realized and unrealized investment gains (losses)	112.9	(64.1)	226.8	4.7
Less: net realized and unrealized gains (losses) on investment securities sold during the period	—	(.1)	35.4	3.7
Net unrealized investment gains (losses) recognized during the period on investment securities held at the end of the period	$112.9	$(64.0)	$191.4	$1.0
(1) For the three months ended September 30, 2024 and 2023, includes $18.9 and $(12.8) of net realized and unrealized investment gains (losses) related to foreign currency exchange. For the nine months ended September 30, 2024 and 2023, includes $7.1 and $(1.9) of net realized and unrealized investment gains (losses) related to foreign currency exchange.

The following table presents total net unrealized gains (losses) attributable to Level 3 investments for the three and nine months ended September 30, 2024 and 2023 for investments still held at the end of the period:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2024	2023	2024	2023
Total net unrealized investment gains on other long-term investments held at the end of the period, pre-tax	$31.3	$24.6	$82.6	$76.0

Investment Holdings
The following tables present the cost or amortized cost, gross unrealized investment gains (losses), net foreign currency gains (losses) and carrying value of White Mountains’s fixed maturity investments as of September 30, 2024 and December 31, 2023:

	September 30, 2024
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Foreign Currency Gains (Losses)	Carrying Value
U.S. Government and agency obligations	$446.0	$4.8	$(.6)	$—	$450.2
Debt securities issued by corporations	1,318.3	16.1	(24.4)	.9	1,310.9
Municipal obligations	3.2	.1	—	—	3.3
Mortgage and asset-backed securities	379.0	5.2	(16.1)	—	368.1
Collateralized loan obligations	287.6	1.2	(.4)	1.4	289.8
Total fixed maturity investments	$2,434.1	$27.4	$(41.5)	$2.3	$2,422.3

	December 31, 2023
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Foreign Currency Gains (Losses)	Carrying Value
U.S. Government and agency obligations	$209.0	$.3	$(4.4)	$—	$204.9
Debt securities issued by corporations	1,085.9	5.6	(45.4)	(1.1)	1,045.0
Municipal obligations	275.1	.9	(15.1)	—	260.9
Mortgage and asset-backed securities	417.2	2.0	(29.8)	—	389.4
Collateralized loan obligations	211.2	.4	(2.4)	(.1)	209.1
Total fixed maturity investments	$2,198.4	$9.2	$(97.1)	$(1.2)	$2,109.3

The following table presents the cost or amortized cost and carrying value of White Mountains’s fixed maturity investments by contractual maturity as of September 30, 2024. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without penalties.

	September 30, 2024
Millions	Cost or Amortized Cost	Carrying Value
Due in one year or less	$237.0	$235.1
Due after one year through five years	1,277.8	1,280.7
Due after five years through ten years	228.4	223.3
Due after ten years	24.2	25.3
Mortgage and asset-backed securities and collateralized loan obligations	666.7	657.9
Total fixed maturity investments	$2,434.1	$2,422.3

The following tables present the cost or amortized cost, gross unrealized investment gains (losses), net foreign currency gains (losses) and carrying value of common equity securities, White Mountains’s investment in MediaAlpha and other long-term investments as of September 30, 2024 and December 31, 2023:

	September 30, 2024
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Foreign Currency Gains (Losses)	Carrying Value
Common equity securities	$537.0	$120.2	$—	$(1.8)	$655.4
Investment in MediaAlpha	$59.2	$264.2	$—	$—	$323.4
Other long-term investments	$1,638.6	$547.9	$(108.3)	$(7.1)	$2,071.1

	December 31, 2023
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Foreign Currency Gains (Losses)	Carrying Value
Common equity securities	$483.5	$62.3	$(1.2)	$(6.2)	$538.4
Investment in MediaAlpha	$59.2	$195.7	$—	$—	$254.9
Other long-term investments	$1,655.7	$446.3	$(94.5)	$(9.3)	$1,998.2

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

Fair Value Measurement By Level
The following tables present White Mountains’s fair value measurements for investments as of September 30, 2024 and December 31, 2023 by level. The major security types were based on the legal form of the securities. White Mountains has disaggregated its fixed maturity investments based on the issuing entity type, which impacts credit quality, with debt securities issued by U.S. government entities carrying minimal credit risk, while the credit and other risks associated with other issuers, such as corporations, municipalities or entities issuing mortgage and asset-backed securities vary depending on the nature of the issuing entity type. White Mountains further disaggregates debt securities issued by corporations by industry sector because investors often reference commonly used benchmarks and their subsectors to monitor risk and performance. Accordingly, White Mountains has further disaggregated this asset class into subclasses based on the similar sectors and industry classifications it uses to evaluate investment risk and performance against commonly used benchmarks, such as the Bloomberg Barclays U.S. Intermediate Aggregate.

	September 30, 2024
Millions	Fair Value	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. Government and agency obligations	$450.2	$449.4	$.8	$—
Debt securities issued by corporations:
Financials	399.0	—	399.0	—
Consumer	253.5	—	253.5	—
Industrial	149.2	—	149.2	—
Healthcare	148.0	—	148.0	—
Technology	109.8	—	109.8	—
Utilities	73.0	—	73.0	—
Communications	60.9	—	60.9	—
Energy	62.9	—	62.9	—
Materials	54.6	—	54.6	—
Total debt securities issued by corporations	1,310.9	—	1,310.9	—
Municipal obligations	3.3	—	3.3	—
Mortgage and asset-backed securities	368.1	—	368.1	—
Collateralized loan obligations	289.8	—	289.8	—
Total fixed maturity investments	2,422.3	449.4	1,972.9	—
Short-term investments	890.3	880.8	9.5	—
Common equity securities:
Exchange-traded funds	219.8	219.8	—	—
Other (1)	435.6	—	435.6	—
Total common equity securities	655.4	219.8	435.6	—
Investment in MediaAlpha	323.4	323.4	—	—
Other long-term investments	1,205.3	—	25.5	1,179.8
Other long-term investments — net asset value (2)	865.8	—	—	—
Total other long-term investments	2,071.1	—	25.5	1,179.8
Total investments	$6,362.5	$1,873.4	$2,443.5	$1,179.8
(1) Consists of investments in listed funds that predominantly invest in international equities.
(2) Consists of private equity funds and hedge funds, a bank loan fund, Lloyd’s trust deposits and ILS funds for which fair value is measured using net asset value (“NAV”) as a practical expedient. Investments for which fair value is measured at NAV are not classified within the fair value hierarchy.

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

Investments Held on Deposit or as Collateral

Lloyd’s trust deposits are generally required of Lloyd's syndicates to protect policyholders in non-U.K. markets and are pledged into Lloyd’s trust accounts to provide a portion of the capital needed to support obligations at Lloyd’s. As of September 30, 2024 and December 31, 2023, Ark held Lloyd’s trust deposits with a fair value of $172.7 million and $158.0 million.
The underwriting capacity of a member of Lloyd’s must be supported by providing a deposit (“Funds at Lloyd’s”) in the form of cash, securities or letters of credit in an amount determined by Lloyd’s. The amount of such deposit is calculated for each member through an annual capital adequacy determination by Lloyd’s. As of September 30, 2024 and December 31, 2023, the fair value of Ark’s Funds at Lloyd’s investment deposits totaled $356.8 million and $344.7 million.
As of September 30, 2024 and December 31, 2023, Ark held additional investments on deposit or as collateral for insurance regulators and reinsurance counterparties of $215.8 million and $244.5 million.
As of September 30, 2024 and December 31, 2023, Ark had $208.0 million and $198.9 million of fixed maturity and short-term investments pledged as collateral under uncommitted standby letters of credit. See Note 7 — “Debt.”
As of September 30, 2024 and December 31, 2023, short-term investments of $199.9 million and $265.3 million were held in a collateral trust account required to be maintained in relation to WM Outrigger Re’s reinsurance agreements with GAIL.
As of September 30, 2024 and December 31, 2023, investments of $641.4 million and $585.6 million were held in trusts required to be maintained in relation to HG Re’s reinsurance agreements with BAM.
HG Global is required to maintain an interest reserve account in connection with its senior notes issued in 2022. As of September 30, 2024 and December 31, 2023, the fair value of the interest reserve account, which is included in short-term investments, was $29.3 million and $30.4 million. See Note 7 — “Debt.”
Kudu is required to maintain an interest reserve account in connection with its credit facility. As of September 30, 2024 and December 31, 2023, the interest reserve account of $14.8 million and $14.9 million was held in short-term investments. See Note 7 - “Debt.”
As of September 30, 2024, fixed maturity and short-term investments of $32.9 million were held as collateral required to be maintained in relation to Bamboo Captive’s reinsurance agreements.
As of September 30, 2024, short-term investments of $12.1 million were held as collateral required to be maintained in relation to Bamboo CRV’s reinsurance agreements.

Debt Securities Issued by Corporations

The following table presents the credit ratings of debt securities issued by corporations held in White Mountains’s investment portfolio as of September 30, 2024 and December 31, 2023:

	Fair Value at
Millions	September 30, 2024	December 31, 2023
AAA	$15.0	$11.5
AA	82.3	83.8
A	577.6	552.4
BBB	625.5	390.9
BB	3.2	—
Other	7.3	6.4
Debt securities issued by corporations (1)	$1,310.9	$1,045.0
(1)    Credit ratings are based upon issuer credit ratings provided by Standard & Poor’s Financial Services LLC (“Standard & Poor’s”), or if unrated by Standard & Poor’s, long-term obligation ratings provided by Moody’s Investor Service, Inc.

Mortgage and Asset-backed Securities and Collateralized Loan Obligations

The following table presents the fair value of White Mountains’s mortgage and asset-backed securities and collateralized loan obligations as of September 30, 2024 and December 31, 2023:

	September 30, 2024			December 31, 2023
Millions	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
Mortgage-backed securities:
Agency:
FNMA	$194.8	$194.8	$—	$198.8	$198.8	$—
FHLMC	142.1	142.1	—	137.2	137.2	—
GNMA	26.0	26.0	—	30.2	30.2	—
Total agency (1)	362.9	362.9	—	366.2	366.2	—
Non-agency:
Commercial	.4	.4	—	—	—	—
Residential	.1	.1	—	.2	.2	—
Total non-agency	.5	.5	—	.2	.2	—
Total mortgage-backed securities	363.4	363.4	—	366.4	366.4	—
Other asset-backed securities:
Vehicle receivables	1.7	1.7	—	17.2	17.2	—
Credit card receivables	1.3	1.3	—	3.3	3.3	—
Other	1.7	1.7	—	2.5	2.5	—
Total other asset-backed securities	4.7	4.7	—	23.0	23.0	—
Total mortgage and asset-backed securities	368.1	368.1	—	389.4	389.4	—
Collateralized loan obligations	289.8	289.8	—	209.1	209.1	—
Total mortgage and asset-backed securities and collateralized loan obligations	$657.9	$657.9	$—	$598.5	$598.5	$—
(1)    Represents publicly traded mortgage-backed securities which carry the full faith and credit guaranty of the U.S. Government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

As of September 30, 2024 and December 31, 2023, White Mountains’s investment portfolio included $289.8 million and $209.1 million of collateralized loan obligations that are within the senior tranches of their respective fund securitization structures. All of White Mountains’s collateral loan obligations were rated AAA or AA as of September 30, 2024.

Investment in MediaAlpha

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
As of September 30, 2024, White Mountains owned 17.9 million shares of MediaAlpha, representing a 26.8% basic ownership interest (25.4% on a fully-diluted/fully-converted basis). See Note 16 — “Equity Method Eligible Investments.” At White Mountains’s September 30, 2024 level of ownership, each $1.00 per share increase or decrease in the share price of MediaAlpha will result in an approximate $7.00 per share increase or decrease in White Mountains’s book value per share. At the September 30, 2024 share price of $18.11 per share, the fair value of White Mountains’s investment in MediaAlpha was $323.4 million.

Other Long-Term Investments

The following tables presents the carrying values of White Mountains’s other long-term investments by reportable segment as of September 30, 2024 and December 31, 2023:

	Fair Value as of September 30, 2024
Millions	Ark/ WM Outrigger	Kudu	Other	Total
Kudu’s Participation Contracts	$—	$930.6	$—	$930.6
PassportCard/DavidShield	—	—	150.0	150.0
Elementum	—	—	35.0	35.0
Other unconsolidated entities (1)	—	—	56.6	56.6
Total unconsolidated entities	—	930.6	241.6	1,172.2
Private equity funds and hedge funds	81.9	—	267.1	349.0
Bank loan fund	258.9	—	—	258.9
Lloyd’s trust deposits	172.7	—	—	172.7
ILS funds	—	—	71.2	71.2
Private debt instruments	—	6.2	9.6	15.8
Other	31.3	—	—	31.3
Total other long-term investments	$544.8	$936.8	$589.5	$2,071.1
(1) Includes White Mountains’s noncontrolling equity interests in certain preferred securities, private common equity securities, limited liability company units and Simple Agreement for Future Equity (“SAFE”) investments.

	Fair Value as of December 31, 2023
Millions	Ark/ WM Outrigger	Kudu	Other	Total
Kudu’s Participation Contracts	$—	$890.5	$—	$890.5
PassportCard/DavidShield	—	—	150.0	150.0
Elementum	—	—	35.0	35.0
Other unconsolidated entities (1)	—	—	48.1	48.1
Total unconsolidated entities	—	890.5	233.1	1,123.6
Private equity funds and hedge funds	55.5	—	257.4	312.9
Bank loan fund	194.4	—	—	194.4
Lloyd’s trust deposits	158.0	—	—	158.0
ILS funds	—	—	160.5	160.5
Private debt instruments	—	5.8	10.0	15.8
Other	33.0	—	—	33.0
Total other long-term investments	$440.9	$896.3	$661.0	$1,998.2
(1) Includes White Mountains’s noncontrolling equity interests in certain preferred securities, private common equity securities, limited liability company units and Simple Agreement for Future Equity (“SAFE”) investments.

Private Equity Funds and Hedge Funds
White Mountains invests in private equity funds and hedge funds, which are included in other long-term investments. The fair value of these investments is generally estimated using the NAV of the funds. As of September 30, 2024, White Mountains held investments in seventeen private equity funds and two hedge funds. The largest investment in a single private equity fund or hedge fund was $56.6 million and $57.3 million as of September 30, 2024 and December 31, 2023.

The following table presents the fair value of investments and unfunded commitments in private equity funds and hedge funds by investment objective and sector as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
Millions	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Private equity funds
Aerospace/Defense/Government	$169.0	$46.8	$157.2	$17.4
Financial services	89.3	36.1	87.5	37.8
Real estate	3.7	2.4	3.9	2.5
Total private equity funds	262.0	85.3	248.6	57.7
Hedge funds
Long/short equity financials and business services	56.5	—	54.4	—
Long/short all cap global	30.5	—	—	—
European small/mid cap	—	—	9.9	—
Total hedge funds	87.0	—	64.3	—
Total private equity funds and hedge funds included in other long-term investments	$349.0	$85.3	$312.9	$57.7

Investments in private equity funds are generally subject to a lock-up period during which investors may not request a redemption. Distributions prior to the expected termination date of the fund may be limited to dividends or proceeds arising from the liquidation of the fund’s underlying investments. In addition, certain private equity funds have the option to extend the lock-up period.
The following table presents investments in private equity funds that were subject to lock-up periods as of September 30, 2024:

Millions	1 – 3 years	3 – 5 years	5 – 10 years	>10 years	Total
Private equity funds — expected lock-up period remaining	$18.5	$55.9	$184.5	$3.1	$262.0

Investors in private equity funds are generally subject to indemnification obligations outside of the capital commitment period and prior to the winding up of the fund. As of September 30, 2024 and December 31, 2023, White Mountains is not aware of any indemnification claims relating to its investments in private equity funds.
Redemption of investments in most hedge funds is subject to restrictions, including lock-up periods where no redemptions or withdrawals are allowed, restrictions on redemption frequency and advance notice periods for redemptions. Amounts requested for redemptions remain subject to market fluctuations until the redemption effective date, which generally falls at the end of the defined redemption period. White Mountains’s hedge fund investments are subject to monthly and quarterly restrictions on redemptions and advance written redemption notice period requirements that range between 45 and 90 calendar days.

Bank Loan Fund
White Mountains’s other long-term investments include a bank loan fund with a fair value of $258.9 million and $194.4 million as of September 30, 2024 and December 31, 2023. The fair value of this investment is estimated using the NAV of the fund. The bank loan fund’s investment objective is to provide, on an unleveraged basis, high current income consistent with preservation of capital and low duration. The bank loan fund primarily invests in a broad portfolio of U.S. dollar-denominated, non-investment grade, floating-rate senior secured loans and may invest in other financial instruments, such as secured and unsecured corporate debt, credit default swaps, reverse repurchase agreements, synthetic indices and cash and cash equivalents.
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

Lloyd’s Trust Deposits
White Mountains’s other long-term investments include Lloyd’s trust deposits, which consist of non-U.K. deposits and Canadian comingled pooled funds. The Lloyd’s trust deposits invest primarily in short-term government securities, agency securities and corporate bonds held in trusts that are managed by Lloyd's of London. These investments are generally required of Lloyd's syndicates to protect policyholders in non-U.K. markets and are pledged into Lloyd’s trust accounts to provide a portion of the capital needed to support obligations at Lloyd’s. The fair value of the Lloyd’s trust deposits is generally estimated using the NAV of the funds. As of September 30, 2024 and December 31, 2023, White Mountains held Lloyd’s trust deposits with a fair value of $172.7 million and $158.0 million.

Insurance-Linked Securities Funds
White Mountains’s other long-term investments include ILS fund investments. The fair value of these investments is generally estimated using the NAV of the funds. As of September 30, 2024 and December 31, 2023, White Mountains held investments in ILS funds with a fair value of $71.2 million and $160.5 million.
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
ILS funds are typically subject to monthly and annual restrictions on redemptions and advance redemption notice period requirements that range between 30 and 90 calendar days. Amounts requested for redemption remain subject to market fluctuations until the redemption effective date, which is generally at the end of the defined redemption period or when the underlying investment has fully matured or been commuted.

Rollforward of Level 3 Investments

Level 3 measurements as of September 30, 2024 and 2023 consist of securities for which the estimated fair value has not been determined based upon quoted market price inputs for identical or similar securities. The following table presents the changes in White Mountains’s fair value measurements for Level 3 investments for the nine months ended September 30, 2024 and 2023:

Level 3 Investments
Millions	Other Long-term Investments		Other Long-term Investments
Balance as of December 31, 2023	$1,138.2	Balance as of December 31, 2022	$911.6
Net realized and unrealized gains	79.9	Net realized and unrealized gains	74.0
Purchases and contributions	3.1	Purchases and contributions	200.1
Sales and distributions	(41.4)	Sales and distributions	(110.4)
Transfers in	—	Transfers in	—
Transfers out	—	Transfers out	—
Balance as of September 30, 2024	$1,179.8	Balance as of September 30, 2023	$1,075.3

Fair Value Measurements — Transfers Between Levels - Three and nine months ended September 30, 2024 and 2023
Transfers between levels are recorded using the fair value measurement as of the end of the quarterly period in which the event or change in circumstance giving rise to the transfer occurred.
During the nine months ended September 30, 2024 and 2023, there were no fixed maturity investments or other long-term investments classified as Level 3 measurements in the prior period that were transferred to Level 2 measurements.
During the nine months ended September 30, 2024 and 2023, there were no fixed maturity investments or other long-term investments classified as Level 2 measurements in the prior period that were transferred to Level 3 measurements.

Significant Unobservable Inputs

The following tables present significant unobservable inputs used in estimating the fair value of White Mountains’s other long-term investments, classified within Level 3 as of September 30, 2024 and December 31, 2023. The tables below exclude $18.7 million and $19.0 million of Level 3 other long-term investments generally valued based on recent or expected transaction prices. The fair value of investments in private equity funds and hedge funds, bank loan funds, Lloyd’s trust deposits and ILS funds are generally estimated using the NAV of the funds.

$ in Millions	September 30, 2024
Description	Valuation Technique(s) (1)	Fair Value (2)	Unobservable Inputs
			Discount Rate (5)	Terminal Cash Flow Exit Multiple (x) or Terminal Revenue Growth Rate (%) (5)
Kudu’s Participation Contracts (3)(4)	Discounted cash flow	$930.6	16% - 24%	7x - 22x
PassportCard/DavidShield	Discounted cash flow	$150.0	24%	4%
Elementum	Discounted cash flow	$35.0	21%	4%
Preferred Securities	Discounted cash flow	$30.1	7%	N/A
Private debt instruments	Discounted cash flow	$15.4	11% - 12%	N/A
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
(4) In the first nine months of 2024, Kudu deployed a total of $0.2 into existing Participation Contracts.
(5) Increases (decreases) to the discount rates in isolation would result in lower (higher) fair value measurements, while increases (decreases) to the terminal cash flow exit multiples or terminal revenue growth rates in isolation would result in higher (lower) fair value measurements.

$ in Millions	December 31, 2023
Description	Valuation Technique(s) (1)	Fair Value (2)	Unobservable Inputs
			Discount Rate (6)	Terminal Cash Flow Exit Multiple (x) or Terminal Revenue Growth Rate (%) (6)
Kudu’s Participation Contracts (3)(4)(5)	Discounted cash flow	$890.5	18% - 25%	7x - 22x
PassportCard/DavidShield	Discounted cash flow	$150.0	24%	4%
Elementum	Discounted cash flow	$35.0	21%	4%
Preferred securities	Discounted cash flow	$28.2	8%	N/A
Private debt instruments	Discounted cash flow	$15.5	11% - 12%	N/A
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

Note 4. Goodwill and Other Intangible Assets

    White Mountains accounts for business combinations using the acquisition method. Under the acquisition method, White Mountains recognizes and measures the assets acquired, liabilities assumed and any noncontrolling interest in the acquired entities at their acquisition date fair values. Goodwill represents the excess of the amount paid to acquire a business over the fair value of identifiable net assets at the date of acquisition. The estimated acquisition date fair values, generally consisting of intangible assets and liabilities for contingent consideration, may be recorded at provisional amounts in circumstances where the information necessary to complete the acquisition accounting is not available at the reporting date. Any such provisional amounts are finalized as measurement period adjustments within one year of the acquisition date.
The following table presents the economic lives, acquisition date fair values, accumulated amortization and net carrying values for other intangible assets and goodwill as of September 30, 2024 and December 31, 2023:

$ in Millions	Weighted Average Economic Life (in years)	September 30, 2024			December 31, 2023
		Acquisition Date Fair Value	Accumulated Amortization	Net Carrying Value	Acquisition Date Fair Value	Accumulated Amortization	Net Carrying Value
Goodwill:
Ark	N/A	$116.8	$—	$116.8	$116.8	$—	$116.8
Kudu	N/A	7.6	—	7.6	7.6	—	7.6
Bamboo (1)	N/A	270.4	—	270.4	—	—	—
Other Operations	N/A	44.4	—	44.4	44.4	—	44.4
Total goodwill		439.2	—	439.2	168.8	—	168.8
Other intangible assets:
Ark
Underwriting capacity	N/A	175.7	—	175.7	175.7	—	175.7
Kudu
Trade names	7.0	2.2	1.8	.4	2.2	1.5	.7
Bamboo (1)
Trade names	10.0	23.5	1.8	21.7	—	—	—
Agency relationships	6.0	72.4	9.1	63.3	—	—	—
Developed technology	3.0	4.7	1.1	3.6	—	—	—
Other	0.3	.4	.4	—	—	—	—
Subtotal		101.0	12.4	88.6	—	—	—
Other Operations
Trade names	13.3	13.3	5.3	8.0	13.3	4.1	9.2
Customer relationships	11.0	24.8	12.7	12.1	24.8	10.3	14.5
Other	11.8	3.1	1.4	1.7	2.8	1.1	1.7
Subtotal		41.2	19.4	21.8	40.9	15.5	25.4
Total other intangible assets		320.1	33.6	286.5	218.8	17.0	201.8
Total goodwill and other intangible assets		$759.3	$33.6	$725.7	$387.6	$17.0	$370.6
(1) The relative fair values of goodwill and other intangible assets recognized in connection with the acquisition of Bamboo had not yet been finalized as of September 30, 2024.

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
During the three and nine months ended September 30, 2024 and 2023, White Mountains did not recognize any impairments to goodwill and other intangible assets.

Rollforward of Goodwill and Other Intangible Assets

The following tables present the change in goodwill and other intangible assets for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024			2023
Millions	Goodwill	Other Intangible Assets	Total Goodwill and Other Intangible Assets	Goodwill	Other Intangible Assets	Total Goodwill and Other Intangible Assets
Beginning balance	$439.2	$291.8	$731.0	$168.8	$204.8	$373.6
Amortization	—	(5.3)	(5.3)	—	(1.5)	(1.5)
Ending balance	$439.2	$286.5	$725.7	$168.8	$203.3	$372.1

	Nine Months Ended September 30,
	2024			2023
Millions	Goodwill	Other Intangible Assets	Total Goodwill and Other Intangible Assets	Goodwill	Other Intangible Assets	Total Goodwill and Other Intangible Assets
Beginning balance	$168.8	$201.8	$370.6	$176.5	$215.9	$392.4
Acquisition of businesses (1)	270.4	101.0	371.4	—	—	—
Acquisitions of intangible assets (2)	—	.3	.3	—	—	—
Dispositions (2)	—	—	—	(6.7)	(6.9)	(13.6)
Measurement period adjustments (3)	—	—	—	(1.0)	—	(1.0)
Amortization	—	(16.6)	(16.6)	—	(5.7)	(5.7)
Ending balance	$439.2	$286.5	$725.7	$168.8	$203.3	$372.1
(1) Amounts relate to the fair values of goodwill and other intangible assets recognized in connection with the acquisition of Bamboo, which had not yet been finalized as of September 30, 2024.
(2) Relates to acquisitions and dispositions within Other Operations.
(3) Measurement period adjustments relate to updated information about acquisition date fair values of assets acquired and liabilities assumed. During the nine months ended September 30, 2023, adjustments relate to an acquisition within Other Operations.

Note 5.  Loss and Loss Adjustment Expense Reserves

P&C Insurance and Reinsurance

The following table summarizes the loss and loss adjustment expense (“LAE”) reserve activity of the Ark/WM Outrigger segment for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2024	2023	2024	2023
Gross beginning balance	$1,890.1	$1,421.0	$1,605.1	$1,296.5
Less: beginning reinsurance recoverable on unpaid losses (1)	(458.5)	(362.7)	(340.8)	(505.0)
Net loss and loss adjustment expense reserves	1,431.6	1,058.3	1,264.3	791.5

Loss and loss adjustment expenses incurred relating to:
Current year losses	313.1	266.4	676.0	562.1
Prior year losses	(24.8)	(.6)	(32.0)	19.0
Net incurred loss and loss adjustment expenses	288.3	265.8	644.0	581.1

Loss and loss adjustment expenses paid relating to:
Current year losses	(19.1)	(8.8)	(27.4)	(18.4)
Prior year losses	(86.3)	(90.4)	(261.8)	(281.1)
Net paid loss and loss adjustment expenses	(105.4)	(99.2)	(289.2)	(299.5)

Change in TPC Providers’ participation (2)	—	—	—	145.4
Foreign currency translation and other adjustments to loss and loss adjustment expense reserves	11.3	(5.5)	6.7	.9
Net ending balance	1,625.8	1,219.4	1,625.8	1,219.4
Plus: ending reinsurance recoverable on unpaid losses	507.2	352.4	507.2	352.4
Gross ending balance	$2,133.0	$1,571.8	$2,133.0	$1,571.8
(1) The beginning reinsurance recoverable on unpaid losses includes amounts attributable to TPC Providers of $145.4 as of December 31, 2022.
(2) Amount represents the impact to net loss and loss adjustment expense reserves due to a change in the TPC Providers’ participation related to the annual RITC process.

For the three and nine months ended September 30, 2024, the Ark/WM Outrigger segment recognized $24.8 million and $32.0 million of net favorable prior year loss reserve development, primarily due to property lines of business. For the three and nine months ended September 30, 2023, the Ark/WM Outrigger segment recognized $0.6 million of net favorable prior year loss reserve development and $19.0 million of net unfavorable prior year loss reserve development. The net unfavorable prior year loss reserve development for the nine months ended September 30, 2023 was driven primarily by Winter Storm Elliot and three large claims in the property and marine & energy lines of business.

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
During the first quarter of 2023, a reinsurance to close (“RITC”) agreement was executed such that the outstanding loss and LAE reserves for claims arising out of the 2020 year of account, for which the TPC Providers’ participation in the total net results of the Syndicates was 42.8%, were reinsured into the 2021 year of account, for which the TPC Providers’ participation in the total net results of the Syndicates was 0.0%.

Financial Guarantee

HG Re does not have any outstanding loss and LAE reserves. For the three and nine months ended September 30, 2024, HG Re recognized gross incurred loss and LAE of $0.3 million related to a delinquent payment by a reinsured BAM policyholder. Net of estimated recoveries, HG Re recognized no incurred loss and LAE.

P&C Insurance Distribution

As of September 30, 2024, Bamboo Captive has recorded loss and LAE reserves of $17.7 million. For the three and nine months ended September 30, 2024, Bamboo Captive recognized incurred loss and LAE of $4.4 million and $14.5 million.

Other Operations

As of September 30, 2024, Bamboo CRV has recorded loss and LAE reserves of $8.1 million. For the three and nine months ended September 30, 2024, Bamboo CRV recognized incurred loss and LAE of $4.2 million and $8.1 million.

Note 6.  Third-Party Reinsurance

P&C Insurance and Reinsurance

In the normal course of business, Ark may seek to limit losses that may arise from catastrophes or other events by reinsuring certain risks with third-party reinsurers. Ark remains liable for risks reinsured in the event that the reinsurer does not honor its obligations under reinsurance contracts.
The following table summarizes the effects of reinsurance on written and earned premiums and on loss and LAE for the Ark/WM Outrigger segment for the three and nine months ended September 30, 2024 and 2023:

Millions	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Written premiums:
Direct	$239.0	$189.4	$863.4	$727.1
Assumed	134.6	61.8	1,079.3	939.6
Gross written premiums	373.6	251.2	1,942.7	1,666.7
Ceded (1)	(34.2)	(20.2)	(502.5)	(360.3)
Net written premiums	$339.4	$231.0	$1,440.2	$1,306.4
Earned premiums:
Direct	$317.6	$273.1	$731.5	$624.1
Assumed	432.6	370.0	805.3	684.6
Gross earned premiums	750.2	643.1	1,536.8	1,308.7
Ceded (2)	(198.0)	(144.2)	(363.5)	(261.4)
Net earned premiums	$552.2	$498.9	$1,173.3	$1,047.3
Loss and loss adjustment expenses:
Gross	$350.7	$269.3	$852.7	$627.5
Ceded (3)	(62.4)	(3.5)	(208.7)	(46.4)
Net loss and loss adjustment expenses	$288.3	$265.8	$644.0	$581.1
(1) The three months ended September 30, 2024 and 2023 exclude $8.8 and $6.0, and the nine months ended September 30, 2024 and 2023 exclude $82.0 and $108.4 ceded by Ark to WM Outrigger Re, which eliminate in White Mountains’s consolidated financial statements.
(2) The three months ended September 30, 2024 and 2023 exclude $45.0 and $60.6, and the nine months ended September 30, 2024 and 2023 exclude $62.8 and $75.4, ceded by Ark to WM Outrigger Re, which eliminate in White Mountains’s consolidated financial statements.
(3) The three months ended September 30, 2024 and 2023 exclude $13.2 and $7.3, and the nine months ended September 30, 2024 and 2023 exclude $13.6 and $7.9, ceded by Ark to WM Outrigger Re, which eliminate in White Mountains’s consolidated financial statements.

The following table presents the Ark/WM Outrigger segment’s reinsurance recoverables as of September 30, 2024 and December 31, 2023:

Millions	September 30, 2024	December 31, 2023
Reinsurance recoverables on unpaid losses (1)	$507.2	$340.8
Reinsurance recoverables on paid losses	27.9	27.4
Ceded unearned premiums (2)	212.9	73.8
Reinsurance recoverables	$748.0	$442.0
(1) The reinsurance recoverables on unpaid losses exclude $28.0 and $15.6 ceded by Ark to WM Outrigger Re as of September 30, 2024 and December 31, 2023, which eliminate in White Mountains’s consolidated financial statements.
(2) The ceded unearned premiums exclude $25.0 and $5.7 ceded by Ark to WM Outrigger Re as of September 30, 2024 and December 31, 2023,
which eliminate in White Mountains’s consolidated financial statements.

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
The following table presents the Ark/WM Outrigger segment’s gross and net reinsurance recoverables by the reinsurer’s A.M. Best Company, Inc (“A.M. Best”) ratings as of September 30, 2024:

$ in Millions	As of September 30, 2024
A.M. Best Rating(1)	Gross		Collateral		Net	% of Total
A+ or better	$358.1		$—		$358.1	78.9%
A- to A	84.2		—		84.2	18.5
B++ or lower and not rated	92.8	(2)	81.1	(2)	11.7	2.6
Total	$535.1		$81.1		$454.0	100.0%
(1) A.M. Best financial strength ratings as detailed above are: “A+ or better” (Superior) “A- to A” (Excellent), “B++” (Good).
(2) Excludes $28.0 ceded by Ark to WM Outrigger Re as of September 30, 2024, which eliminates in White Mountains’s consolidated financial statements.

Reinsurance Contracts Accounted for as Deposits
Ark has an aggregate excess of loss contract with SiriusPoint Ltd. (“SiriusPoint”), which is accounted for using the deposit method and recorded within other assets. Ark earns an annual crediting rate of 3.0%, which is recorded within other revenue. As of September 30, 2024 and December 31, 2023, the carrying value of Ark’s deposit in SiriusPoint, including accrued interest, was $20.3 million and $20.4 million.

Financial Guarantee

See Note 10 — “Municipal Bond Guarantee Reinsurance” for third-party reinsurance balances and reinsurance contracts accounted for as deposits related to BAM’s municipal bond guarantee business prior to the deconsolidation of BAM on July 1, 2024.

Note 7.  Debt

The following table presents White Mountains’s debt outstanding as of September 30, 2024 and December 31, 2023:

$ in Millions	September 30, 2024	Effective Rate	(1)	December 31, 2023	Effective Rate	(1)
Ark 2007 Subordinated Notes, carrying value	$—			$30.0
Ark 2021 Subordinated Notes Tranche 1	43.6			42.7
Ark 2021 Subordinated Notes Tranche 2	47.0			47.0
Ark 2021 Subordinated Notes Tranche 3	70.0			70.0
Unamortized issuance cost	(3.8)			(4.2)
Ark 2021 Subordinated Notes, carrying value	156.8			155.5
Total Ark Subordinated Notes, carrying value	156.8	12.1%		185.5	11.0%
HG Global Senior Notes (2)	150.0	11.8%		150.0	11.9%
Unamortized discount and issuance cost	(2.7)			(3.1)
HG Global Senior Notes, carrying value	147.3			146.9
Kudu Credit Facility (2)	225.3	10.5%		210.3	10.1%
Unamortized issuance cost	(6.8)			(6.5)
Kudu Credit Facility, carrying value	218.5			203.8
Other Operations debt	22.6	10.1%		28.9	10.2%
Unamortized issuance cost	(.3)			(.5)
Other Operations debt, carrying value	22.3			28.4
Total debt	$544.9			$564.6
 (1) Effective rate includes the effect of the amortization of debt issuance costs and, where applicable, the original issue discount.
(2) Effective rate excludes the effect of the interest rate caps.

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
On August 11, 2021, Ark issued $47.0 million face value floating rate unsecured subordinated notes (“Ark 2021 Subordinated Notes Tranche 2”). The Ark 2021 Subordinated Notes Tranche 2, which mature in August 2041, accrued interest at a floating rate equal to the three-month U.S. LIBOR plus 5.75% per annum until August 2023. Effective August 2023, the Ark 2021 Subordinated Notes Tranche 2 accrue interest at a floating rate equal to the three-month Secured Overnight Financing Rate (“SOFR”) plus a SOFR benchmark adjustment of 0.26% and a stated margin of 5.75% per annum.
On September 8, 2021, Ark issued $70.0 million face value floating rate unsecured subordinated notes (“Ark 2021 Subordinated Notes Tranche 3”). The Ark 2021 Subordinated Notes Tranche 3, which mature in September 2041, accrued interest at a floating rate equal to the three-month U.S. LIBOR plus 6.1% per annum until September 2023. Effective September 2023, the Ark 2021 Subordinated Notes Tranche 3 accrue interest at a floating rate equal to the three-month SOFR plus a SOFR benchmark adjustment of 0.26% and a stated margin of 6.1% per annum.
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
If the payments of principal and interest under the Ark 2021 Subordinated Notes become subject to tax withholding on behalf of Bermuda or any political subdivision there, the Ark 2021 Subordinated Notes require the payment of additional amounts such that the amount received by the noteholders is the same as would have been received absent the tax withholding being imposed. The Ark 2021 Subordinated Notes Tranche 3 require the payment of additional interest of 1.0% per annum upon the occurrence of a premium load event until such event is remedied. Premium load events include the failure to meet payment obligations of the Ark 2021 Subordinated Notes Tranche 3 when due, failure of GAIL to maintain an investment grade credit rating, failure to maintain 120% of GAIL’s Bermuda solvency capital requirement, failure of GAIL to maintain a debt to capital ratio below 40%, late filing of GAIL’s or Ark’s financial information, and making a restricted payment or distribution on GAIL’s common stock or other securities that rank junior or pari passu with the Ark 2021 Subordinated Notes Tranche 3 when a different premium load event exists or will be caused by the restricted payment. As of September 30, 2024, there were no premium load events.
As of September 30, 2024, the Ark 2021 Subordinated Notes Tranche 1 had an outstanding balance of €39.1 million ($43.6 million based upon the foreign exchange spot rate as of September 30, 2024), the Ark 2021 Subordinated Notes Tranche 2 had an outstanding balance of $47.0 million, and the Ark 2021 Subordinated Notes Tranche 3 had an outstanding balance of $70.0 million.
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
As of January 1, 2024, the ING LOC Facility was undrawn and the availability period expired. Ark did not renew the credit facility. As of September 30, 2024, the Citibank LOC Facility had an outstanding balance of $107.9 million and short-term investments and cash pledged as collateral of $141.3 million. As of September 30, 2024, the Lloyds LOC Facility had an outstanding balance of $35.5 million and short-term investments and cash pledged as collateral of $66.9 million. Ark’s uncommitted secured standby letter of credit facility agreements contain various representations, warranties and covenants that White Mountains considers to be customary for such borrowings.

HG Global Senior Notes

On April 29, 2022, HG Global received the proceeds from the issuance of its $150.0 million face value floating rate secured senior notes (the “HG Global Senior Notes”). The HG Global Senior Notes, which mature in April 2032, accrue interest at a floating rate equal to the three-month SOFR plus a SOFR benchmark adjustment of 0.26% and a stated margin of 6.0% per annum. Subsequent to the five-year anniversary of the funding date, absent the occurrence of an early amortization trigger event, HG Global will be required to make payments of principal on a quarterly basis totaling $15.0 million annually. Upon the occurrence of an early amortization trigger event, HG Global is required to use all available cash flow to repay the notes. Early amortization trigger events include scenarios in which HG Re is effectively in runoff. HG Global has the option to redeem, in whole or in part, the HG Global Senior Notes after the five-year anniversary of the funding date at the outstanding principal amount plus accrued interest.
On June 16, 2022, HG Global entered into an interest rate cap agreement, effective on July 25, 2022, to limit its exposure to the risk of interest rate increases on the HG Global Senior Notes (the “HG Global 2022 Interest Rate Cap”). Under the HG Global 2022 Interest Rate Cap, the notional amount is $150.0 million, the maximum interest rate is 9.76% per annum, and the termination date is July 25, 2025. On August 22, 2024, HG Global entered into a new interest rate cap agreement, effective upon the termination of the prior interest rate cap (the “HG Global 2024 Interest Rate Cap”). Under the HG Global 2024 Interest Rate Cap, the initial notional amount is $150.0 million, the maximum interest rate is 10.76% per annum, and the termination date is July 25, 2028. See Note 9 — “Derivatives.”
The HG Global Senior Notes require HG Global to maintain an interest reserve account of eight times the interest accrued for the most recent quarterly interest period, subject to a maximum required balance of $29.3 million as of September 30, 2024. The fair value of the interest reserve account, which is included in short-term investments, was $29.3 million as of September 30, 2024.
The HG Global Senior Notes are secured by the capital stock and other equity interests of HG Global’s subsidiaries, the interest reserve account, and all cash and non-cash proceeds from such collateral. The HG Global Senior Notes contain various affirmative and negative covenants that White Mountains considers to be customary for such borrowings.
If the payment of principal and interest under the HG Global Senior Notes becomes subject to tax withholding on behalf of a relevant governmental authority for certain indemnified taxes, the HG Global Senior Notes require the payment of additional amounts such that the amount received by the noteholders is the same as would have been received absent the tax withholding being imposed. The HG Global Senior Notes require the payment of additional interest of 1.0% per annum if the HG Global Senior Notes receive a non-investment grade rating or are no longer rated. As of September 30, 2024, the HG Global Senior Notes had an investment grade rating.
As of September 30, 2024, the HG Global Senior Notes had an outstanding balance of $150.0 million.

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
Through June 30, 2023, interest on the Kudu Credit Facility accrued at a floating interest rate equal to the greater of the three-month LIBOR or 0.25% plus, in each case, 4.30% per annum. Effective July 2023, the Kudu Credit Facility accrued interest at a floating interest rate equal to the three-month SOFR plus a SOFR benchmark adjustment of 0.26% and a stated margin of 4.30% per annum. Under the amended terms, effective July 2024, the Kudu Credit Facility will accrue interest at a floating interest rate equal to the three-month SOFR plus a stated margin of 4.45% per annum with no SOFR benchmark adjustment.
On September 17, 2024, Kudu entered into an interest rate cap agreement, effective on September 30, 2024, to limit its exposure to the risk of interest rate increases on the Kudu Credit Facility (the “Kudu Interest Rate Cap”). Under the Kudu Interest Rate Cap, the notional amount is $150.0 million, the maximum interest rate is 8.95% per annum, and the termination date is September 30, 2027. See Note 9 — “Derivatives.”
The Kudu Credit Facility requires Kudu to maintain an interest reserve account of four times the interest accrued for the most recent quarterly interest period. As of September 30, 2024 and December 31, 2023, the interest reserve account of $14.8 million and $14.9 million was held in short term investments.
The Kudu Credit Facility requires Kudu to maintain a maximum ratio of the outstanding balance to the sum of the fair market value of Kudu’s other long-term investments and cash held in certain accounts (the “LTV Percentage”) for annual periods after the June 28, 2024 effective date of the amendment as follows: 50% in years 0-3, 40% in years 4-5, 25% in years 6-7, 15% in years 8-10 and 0% thereafter. As of September 30, 2024, Kudu had a 23.7% LTV Percentage.
Kudu may borrow undrawn balances until June 28, 2027, subject to customary terms and conditions, to the extent the amount borrowed under the Kudu Credit Facility does not exceed the borrowing base, which is equal to 35% of the fair value of Kudu’s qualifying Participation Contracts.

The following table presents the change in debt under the Kudu Credit Facility for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2024	2023	2024	2023
Kudu Credit Facility
Beginning balance	$210.3	$210.3	$210.3	$215.2
Term loans
Borrowings	15.0	—	15.0	12.0
Repayments	—	—	—	(16.9)
Ending balance	$225.3	$210.3	$225.3	$210.3

The Kudu Credit Facility is secured by all property of the loan parties and contains various affirmative and negative covenants that White Mountains considers to be customary for such borrowings.

Other Operations Debt

As of September 30, 2024, White Mountains’s Other Operations had debt with an outstanding balance of $22.6 million, which consisted of four secured credit facilities (collectively, “Other Operations debt”).

Compliance

As of September 30, 2024, White Mountains was in compliance, in all material respects, with all of the covenants under its debt instruments.

Note 8.  Income Taxes

The Company and its Bermuda-domiciled subsidiaries are not subject to income tax in Bermuda in 2024 and prior years. On December 27, 2023, Bermuda enacted a 15.0% corporate income tax that will generally become effective on January 1, 2025. The Bermuda legislation defers the effective date for five years for Bermuda companies in consolidated groups that meet certain requirements. White Mountains expects to meet the requirements to be exempt from the Bermuda corporate income tax until January 1, 2030. The Bermuda legislation also provides for an economic transition adjustment that will reduce future years’ taxable income. Under GAAP, this economic transition adjustment was required to be recognized as a net deferred tax asset as of December 31, 2023. Accordingly, White Mountains’s net income for 2023 included a net deferred tax benefit of $68.0 million, of which $51.0 million was recorded at Ark and $17.0 million was recorded at HG Global. As of July 1, 2024, White Mountains no longer consolidates BAM. As a result of the deconsolidation, the BAM Surplus Notes are recorded at fair value, which resulted in the reversal of a $5.0 million deferred tax liability, generating a $5.0 million tax benefit in the third quarter of 2024.
The Company has subsidiaries and branches that operate in various other jurisdictions around the world and are subject to tax in the jurisdictions in which they operate. As of September 30, 2024, the primary jurisdictions in which the Company’s subsidiaries and branches operate and were subject to tax include Israel, Luxembourg, the United Kingdom and the United States. On April 1, 2023, the U.K. corporate tax rate increased from 19.0% to 25.0%.
White Mountains’s income tax expense related to pre-tax income from continuing operations for the three and nine months ended September 30, 2024 represented an effective tax rate of 4.8% and 6.6%. The effective tax rate was different from the U.S. statutory rate of 21.0%, driven primarily by full year forecasted income in jurisdictions with lower tax rates than the United States.
White Mountains’s income tax expense related to pre-tax income from continuing operations for the three months ended September 30, 2023 represented an effective tax rate of 34.6%. The effective tax rate was different from the U.S. statutory rate of 21.0%, driven primarily by an increase in the full valuation allowance at BAM, as well as withholding taxes and state income taxes, partially offset by full year forecasted income in jurisdictions with lower tax rates than the United States. White Mountains’s income tax expense related to pre-tax income from continuing operations for the nine months ended September 30, 2023 represented an effective tax rate of 8.2%. The effective tax rate was different from the U.S. statutory rate of 21.0%, driven primarily by full year forecasted income in jurisdictions with lower tax rates than the United States.
In arriving at the effective tax rate for the three and nine months ended September 30, 2024 and 2023, White Mountains forecasted all income and expense items including the change in net unrealized investment gains (losses) and net realized investment gains (losses) for the years ending December 31, 2024 and 2023.

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

Note 9. Derivatives

HG Global Interest Rate Caps

HG Global entered into two interest rate cap agreements to limit its exposure to the risk of interest rate increases on the HG Global Senior Notes.
On June 16, 2022, HG Global entered into the HG Global 2022 Interest Rate Cap, effective on July 25, 2022. The notional amount of the HG Global 2022 Interest Rate Cap is $150.0 million, and the termination date is July 25, 2025. HG Global paid initial premiums of $3.3 million for the HG Global 2022 Interest Rate Cap.
On August 22, 2024, HG Global entered into the HG Global 2024 Interest Rate Cap, which is effective upon the termination of the HG Global 2022 Interest Rate Cap on July 25, 2025. The initial notional amount of the HG Global 2024 Interest Rate Cap is $150.0 million, and the termination date is July 25, 2028. For interest periods after April 26, 2027, the notional amount of the HG Global 2024 Interest Rate Cap will decrease as the outstanding principal of the HG Global Senior Notes is paid down. HG Global paid initial premiums of $1.3 million for the HG Global 2024 Interest Rate Cap.
Under the interest rate caps, if the three-month SOFR on a quarterly determination date exceeds 3.5% through July 25, 2025 or 4.5% between July 25, 2025 and July 25, 2028, HG Global will receive a payment from the counterparty for the difference on the subsequent settlement date. As of September 30, 2024, the three-month SOFR was 4.6%.
HG Global accounts for the interest rate caps as derivatives at fair value within other assets, with changes in fair value recognized in current period earnings within interest expense. For the three and nine months ended September 30, 2024, White Mountains recognized a loss of $2.0 million and $2.1 million related to the change in fair value on both interest rate caps within interest expense. For the three and nine months ended September 30, 2023, White Mountains recognized a gain of $0.0 million and $0.7 million related to the change in fair value of the HG Global 2022 Interest Rate Cap within interest expense. For the three and nine months ended September 30, 2024, White Mountains received a payment of $0.7 million and $2.1 million related to the periodic settlement of the HG Global 2022 Interest Rate Cap. For the three and nine months ended September 30, 2023, White Mountains received a payment of $0.6 million and $1.2 million related to the periodic settlement of the HG Global 2022 Interest Rate Cap. As of September 30, 2024, the estimated fair value of both interest rate caps was $2.1 million. As of December 31, 2023, the estimated fair value of the HG Global 2022 Interest Rate Cap was $2.9 million. White Mountains classifies the interest rate caps as Level 2 measurements.

Kudu Interest Rate Cap

On September 17, 2024, Kudu entered into the Kudu Interest Rate Cap, effective on September 30, 2024, to limit its exposure to the risk of interest rate increases on the Kudu Credit Facility. The notional amount of the Kudu Interest Rate Cap is $150.0 million, and the termination date is September 30, 2027. Kudu paid initial premiums of $0.9 million for the Kudu Interest Rate Cap.
Under the Kudu Interest Rate Cap, if the three-month SOFR on a quarterly determination date exceeds 4.5%, Kudu will receive a payment from the counterparty for the difference on the subsequent settlement date. As of September 30, 2024, the three-month SOFR was 4.6%.
Kudu accounts for the Kudu Interest Rate Cap as a derivative at fair value within other assets, with changes in fair value recognized in current period earnings within interest expense. For the three and nine months ended September 30, 2024, White Mountains recognized a loss of $0.1 million related to the change in fair value on the Kudu Interest Rate Cap within interest expense. For the three and nine months ended September 30, 2024, White Mountains received no payment related to the periodic settlement of the interest rate cap. As of September 30, 2024, the estimated fair value of the Kudu Interest Rate Cap was $0.5 million. White Mountains classifies the Kudu Interest Rate Cap as a Level 2 measurement.

Note 10. Municipal Bond Guarantee Reinsurance

HG Global was established to fund the startup of BAM, a mutual municipal bond insurer. HG Global, together with its subsidiaries, provided the initial capitalization of BAM through the purchase of $503.0 million of the BAM Surplus Notes.

Reinsurance Treaties

FLRT
HG Re is a party to the FLRT with BAM, under which HG Re provides first loss protection of up to 15%-of-par outstanding for each policy assumed from BAM. For capital appreciation bonds, par is adjusted to the estimated equivalent par value for current interest paying bonds. BAM charges an insurance premium on each municipal bond insurance policy it underwrites. Historically, approximately 55% of the total insurance premium charged by BAM has been a member surplus contribution (“MSC”), and the remainder is a risk premium. In return for the reinsurance provided, HG Re receives approximately 60% of the risk premium charged, which is net of a ceding commission.
The FLRT is a perpetual agreement with terms that can be renegotiated every five years. For the next renegotiation period, either party may provide notice during 2028 to trigger a renegotiation that would take effect on January 1, 2030.
Prior to the deconsolidation of BAM on July 1, 2024, HG Re’s reinsurance balances under the FLRT eliminated in White Mountains’s consolidated financial statements. Subsequent to the deconsolidation, White Mountains recognized gross written premiums of $14.0 million and earned premiums of $7.5 million for the three and nine months ended September 30, 2024.

XOLT
HG Re is party to an excess of loss reinsurance agreement (the “XOLT”) with BAM. Under the XOLT, HG Re provides last dollar protection for exposures on municipal bonds insured by BAM in excess of the New York State Department of Financial Services (“NYDFS”) single issuer limits. As of September 30, 2024, the XOLT is subject to an aggregate limit equal to the lesser of $125.0 million or the assets held in the supplemental collateral trust (the “Supplemental Trust”) at any point in time. The XOLT is accounted for using deposit accounting, and any related financing revenues are recorded in other revenues, as the agreement does not meet the risk transfer requirements necessary to be accounted for as reinsurance.
Prior to the deconsolidation of BAM on July 1, 2024, HG Re’s reinsurance balances under the XOLT eliminated in White Mountains’s consolidated financial statements. Subsequent to the deconsolidation, other revenues recognized by White Mountains for the three and nine months ended September 30, 2024 were insignificant.

Collateral Trusts

HG Re’s obligations under the FLRT are subject to an aggregate limit equal to the assets in two collateral trusts, the Supplemental Trust and the Regulation 114 Trust (together, the “Collateral Trusts”), at any point in time.
On a monthly basis, BAM deposits cash equal to ceded premiums net of ceding commissions, due to HG Re under the FLRT directly into the Regulation 114 Trust. The Regulation 114 Trust target balance is equal to HG Re’s unearned premiums and unpaid loss and LAE reserves, if any. If, at the end of any quarter, the Regulation 114 Trust balance is below the target balance, funds will be withdrawn from the Supplemental Trust and deposited into the Regulation 114 Trust in an amount equal to the shortfall. If, at the end of any quarter, the Regulation 114 Trust balance is above 102% of the target balance, funds will be withdrawn from the Regulation 114 Trust and deposited into the Supplemental Trust. The Regulation 114 Trust balance as of September 30, 2024 and December 31, 2023 was $363.2 million and $341.6 million.
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
As the BAM Surplus Notes are repaid over time, the BAM Surplus Notes will be replaced in the Supplemental Trust by cash and fixed income securities. The Supplemental Trust balance as of September 30, 2024 and December 31, 2023 was $613.2 million and $606.9 million.
As of September 30, 2024 and December 31, 2023, the Collateral Trusts held assets of $976.4 million and $948.5 million, which included $644.7 million and $588.6 million of cash, investments and accrued investment income, $317.1 million and $322.2 million of BAM Surplus Notes and $14.6 million and $37.7 million of accrued interest receivable on the BAM Surplus Notes.

BAM Surplus Notes

Through June 30, 2024, the interest rate on the BAM Surplus Notes was a variable rate equal to the one-year U.S. Treasury rate plus 300 basis points, set annually, with each payment applied pro rata between outstanding principal and interest. Accordingly, in 2024 the interest rate on the BAM Surplus Notes was 8.2% through June 30, 2024. Effective July 1, 2024 and through maturity, HG Global and BAM amended the interest rate on the BAM Surplus Notes to be 10.0%, with a higher proportion of each payment to be applied to outstanding principal.
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
During the three and nine months ended September 30, 2023, BAM made no repayments of the BAM Surplus Notes or accrued interest.
As of September 30, 2024 and December 31, 2023, the principal balance on the BAM Surplus Notes was $317.1 million and $322.2 million and total interest receivable on the BAM Surplus Notes was $192.7 million and $174.5 million.
Prior to the deconsolidation of BAM on July 1, 2024, the BAM Surplus Notes, including accrued interest receivable, were classified as intercompany notes carried at nominal value, which eliminated in consolidation. Upon deconsolidation, White Mountains elected the fair value option for the BAM Surplus Notes. As of July 1, 2024 and September 30, 2024, the estimated fair value of the BAM Surplus Notes was $387.4 million and $411.1 million. The difference between the nominal value of the BAM Surplus Notes and the fair value as of July 1, 2024 was recorded as an unrealized loss on deconsolidation in the third quarter of 2024. This loss includes the impact of a discount for the time value of money, which was previously included in adjusted book value per share as a non-GAAP adjustment to book value per share.
Subsequent to the deconsolidation, White Mountains values the BAM Surplus Notes each quarter using a discounted cash flow analysis. The BAM Surplus Notes are classified as Level 3 measurements. The discounted cash flow analysis used to value the BAM Surplus Notes depends on key inputs, such as projections of future revenues and earnings for BAM, expected payments on the BAM Surplus Notes through maturity and a discount rate to reflect time value and related uncertainty of the repayment pattern. The expected payments on the BAM Surplus Notes are based on management judgment, considering current performance, budgets and projected future results. These expected payments depend on BAM’s ability to generate excess cash flows from its operations, driven primarily by assumptions regarding future trends for the issuance of municipal bonds, interest rates, credit spreads, insured market penetration, competitive activity in the market for municipal bond insurance and other factors affecting the demand for and pricing of BAM’s municipal bond insurance. The discount rate considers comparably-rated companies and instruments, adjusted for risks specific to BAM and the BAM Surplus Notes. As of July 1, 2024 and September 30, 2024, White Mountains concluded that a discount rate, which is a significant unobservable input used in estimating the fair value of the BAM Surplus Notes, of 8.15% and 7.50% was appropriate. The change in the discount rate in the quarter was driven by a decline in market interest rates.
Subsequent to the deconsolidation of BAM on July 1, 2024, White Mountains recognized a gain of $15.8 million related to the change in fair value of the BAM Surplus Notes for the three and nine months ended September 30, 2024.

Insured Obligations and Premiums

The following table presents a schedule of the HG Global segment’s insured obligations as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Contracts outstanding	15,524	14,485
Remaining weighted average contract period (in years) (1)	12.3	12.2	(2)

Outstanding first loss exposure from policies assumed (in millions) (1)	$17,667.2	$16,341.0	(3)

Gross unearned insurance premiums (in millions)	$287.0	$273.9	(4)
(1) Under the FLRT, HG Re provides first loss protection of up to 15%-of-par outstanding for each policy assumed from BAM. For capital appreciation bonds, par is adjusted to the estimated equivalent par value for current interest paying bonds. Accordingly, HG Re has no exposure to future interest outstanding and HG Re’s remaining weighted average contract period is calculated using its outstanding first loss exposure from policies assumed.
(2) As of December 31, 2023, which was prior to the deconsolidation of BAM, HG Global/BAM’s remaining weighted average contract period was 11.1 years, calculated using HG Global/BAM’s total contractual debt service outstanding, including principal and interest.
(3) As of December 31, 2023, which was prior to the deconsolidation of BAM, HG Global/BAM’s total contractual debt service outstanding was $165,686.0, split between principal of $109,673.8 and interest of $56,012.2.
(4) As of December 31, 2023, which was prior to the deconsolidation of BAM, HG Global/BAM’s gross unearned insurance premiums was $325.8.

The following table presents a schedule of HG Global’s future premium revenues as of September 30, 2024:

Millions	September 30, 2024
October 1, 2024 - December 31, 2024	$6.6
January 1, 2025 - March 31, 2025	6.4
April 1, 2025 - June 30, 2025	6.4
July 1, 2025 - September 30, 2025	6.2
October 1, 2025 - December 31, 2025	6.1
Total 2025	25.1
2026	23.7
2027	22.3
2028	20.8
2029	19.3
2030 and thereafter	169.2
Total gross unearned insurance premiums	$287.0
The following tables present schedules of written premiums and earned premiums included in the HG Global segment for the three and nine months ended September 30, 2024 and 2023:

Three Months Ended September 30, 2024
Millions	HG Global
Written premiums:
Direct	$—
Assumed	14.0
Gross written premiums (1)	$14.0
Earned premiums:
Direct	$—
Assumed	7.5
Gross earned premiums (1)	$7.5
(1) There are no ceded premium amounts in the periods presented, such that gross written premiums and gross earned premiums are equivalent to net written premiums and net earned premiums, respectively.

	Three Months Ended September 30, 2023
Millions	HG Global	BAM	Eliminations	Total
Written premiums:
Direct	$—	$16.5	$—	$16.5
Assumed	14.2	—	(14.2)	—
Gross written premiums (1)	$14.2	$16.5	$(14.2)	$16.5
Earned premiums:
Direct	$—	$7.4	$—	$7.4
Assumed	6.6	.5	(6.6)	.5
Gross earned premiums (1)	$6.6	$7.9	$(6.6)	$7.9
(1) There are no ceded premium amounts in the periods presented, such that gross written premiums and gross earned premiums are equivalent to net written premiums and net earned premiums, respectively.

	Nine Months Ended September 30, 2024
Millions	HG Global	BAM	Eliminations	Total
Written premiums:
Direct	$—	$24.1	$—	$24.1
Assumed	34.5	—	(20.5)	14.0
Gross written premiums (1)	$34.5	$24.1	$(20.5)	$38.1
Earned premiums:
Direct	$—	$15.8	$—	$15.8
Assumed	21.5	1.0	(14.0)	8.5
Gross earned premiums (1)	$21.5	$16.8	$(14.0)	$24.3
(1) There are no ceded premium amounts in the periods presented, such that gross written premiums and gross earned premiums are equivalent to net written premiums and net earned premiums, respectively.

	Nine Months Ended September 30, 2023
Millions	HG Global	BAM	Eliminations	Total
Written premiums:
Direct	$—	$37.3	$—	$37.3
Assumed	31.9	—	(31.9)	—
Gross written premiums (1)	$31.9	$37.3	$(31.9)	$37.3
Earned premiums:
Direct	$—	$21.4	$—	$21.4
Assumed	19.4	1.9	(19.4)	1.9
Gross earned premiums (1)	$19.4	$23.3	$(19.4)	$23.3
(1) There are no ceded premium amounts in the periods presented, such that gross written premiums and gross earned premiums are equivalent to net written premiums and net earned premiums, respectively.

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
The following table presents the Company’s computation of earnings per share from continuing operations for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic and diluted earnings per share numerators (in millions):
Net income (loss) attributable to White Mountains’s common shareholders	$179.0	$23.6	$360.8	$222.7
Allocation of (earnings) losses to participating restricted common shares (1)	(2.5)	(.3)	(4.6)	(3.1)
Basic and diluted earnings (losses) per share numerators	$176.5	$23.3	$356.2	$219.6
Basic earnings per share denominators (in thousands):
Total average common shares outstanding during the period	2,568.1	2,560.5	2,564.8	2,564.2
Average unvested restricted common shares (2)	(35.4)	(37.6)	(32.9)	(35.5)
Basic earnings (losses) per share denominator	2,532.7	2,522.9	2,531.9	2,528.7
Diluted earnings per share denominator (in thousands):
Total average common shares outstanding during the period	2,568.1	2,560.5	2,564.8	2,564.2
Average unvested restricted common shares (2)	(35.4)	(37.6)	(32.9)	(35.5)
Diluted earnings (losses) per share denominator	2,532.7	2,522.9	2,531.9	2,528.7
Basic and diluted earnings per share (in dollars):
Distributed earnings - dividends declared and paid	$—	$—	$1.00	$1.00
Undistributed earnings (losses)	69.68	9.19	139.66	85.82
Basic and diluted earnings (losses) per share	$69.68	$9.19	$140.66	$86.82
(1) Restricted shares issued by White Mountains receive dividends, and therefore, are considered participating securities.
(2) Restricted shares outstanding vest upon a stated date. See Note 12 — “Employee Share-Based Incentive Compensation Plans.”

The following table presents the undistributed net earnings (losses) for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2024	2023	2024	2023
Undistributed net earnings:
Net income (loss) attributable to White Mountains’s common shareholders, net of restricted common share amounts	$176.5	$23.3	$356.2	$219.6
Dividends declared, net of restricted common share amounts (1)	—	—	(2.5)	(2.5)
Total undistributed net earnings (losses), net of restricted common share amounts	$176.5	$23.3	$353.7	$217.1
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
White Mountains’s Long-Term Incentive Plan (the “WTM Incentive Plan”) provides for grants of various types of share-based and non-share-based incentive awards to key employees and directors of White Mountains. As of September 30, 2024 and 2023, White Mountains’s share-based incentive compensation awards consist of performance shares and restricted shares.

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
The following table presents the performance share activity for the three and nine months ended September 30, 2024 and 2023 for performance shares granted under the WTM Incentive Plan:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
$ in Millions	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	34,992	$52.0	37,031	$44.6	37,031	$69.4	39,449	$67.5
Shares paid (1) (2)	—	—	—	—	(13,475)	(44.9)	(13,350)	(40.8)
New grants	—	—	—	—	11,405	—	10,895	—
Forfeitures and cancellations (3)	(133)	—	—	—	(102)	.3	37	.2
Expense recognized	—	3.7	—	10.5	—	30.9	—	28.2
End of period	34,859	$55.7	37,031	$55.1	34,859	$55.7	37,031	$55.1
(1) WTM performance share payments for the 2021-2023 performance cycle were made in March 2024 at 188% of target.
(2) WTM performance share payments for the 2020-2022 performance cycle were made in March 2023 at 200% of target.
(3) Amounts include changes in assumed forfeitures, as required under GAAP.

During the nine months ended September 30, 2024, White Mountains granted 11,405 performance shares for the 2024-2026 performance cycle. During the nine months ended September 30, 2023, White Mountains granted 10,895 performance shares for the 2023-2025 performance cycle.
For the 2021-2023 performance cycle, the Company issued common shares for 100 performance shares earned, and all other performance shares earned were settled in cash. For the 2020-2022 performance cycle, all performance shares earned were settled in cash. If all outstanding performance shares had vested on September 30, 2024, the total additional compensation cost to be recognized would have been $28.1 million, based on accrual factors as of September 30, 2024 (common share price and payout assumptions).
The following table presents performance shares outstanding and accrued expense for performance shares awarded under the WTM Incentive Plan as of September 30, 2024 for each performance cycle:

	September 30, 2024
$ in Millions	Target Performance Shares Outstanding	Accrued Expense
Performance cycle:
2022 – 2024	13,150	$40.7
2023 – 2025	10,835	11.8
2024 – 2026	11,405	4.0
Sub-total	35,390	56.5
Assumed forfeitures	(531)	(.8)
Total	34,859	$55.7

Restricted Shares

Restricted shares are grants of a specified number of common shares that generally vest at the end of a 34-month service period. The following table presents the unrecognized compensation cost associated with the outstanding restricted share awards under the WTM Incentive Plan for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
$ in Millions	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value
Non-vested,
Beginning of period	35,525	$28.8	37,595	$24.3	37,595	$16.2	38,350	$15.5
Issued	—	—	—	—	11,405	20.0	10,895	16.0
Vested	—	—	—	—	(13,475)	—	(11,650)	—
Forfeited	(135)	—	—	—	(135)	—	—	—
Expense recognized	—	(4.5)	—	(4.1)	—	(11.9)	—	(11.3)
End of period	35,390	$24.3	37,595	$20.2	35,390	$24.3	37,595	$20.2
During the nine months ended September 30, 2024, White Mountains issued 11,405 restricted shares that vest on January 1, 2027. During the nine months ended September 30, 2023, White Mountains issued 10,895 restricted shares that vest on January 1, 2026. The unamortized issue date fair value as of September 30, 2024 is expected to be recognized ratably over the remaining vesting periods.

Note 13. Noncontrolling Interests

Noncontrolling interests consist of the ownership interests of noncontrolling shareholders in consolidated entities and are presented separately on the balance sheet. Effective July 1, 2024, White Mountains no longer consolidates BAM. Through June 30, 2024, BAM’s results are attributed to noncontrolling interests in White Mountains’s consolidated financial statements. See Note 2 — “Significant Transactions.”
The following table presents the balance of noncontrolling interests included in White Mountains’s total equity and the related percentage of each consolidated entity’s total equity owned by noncontrolling shareholders as of September 30, 2024 and December 31, 2023:

	September 30, 2024			December 31, 2023
$ in Millions	Noncontrolling Percentage (1)	Noncontrolling Equity		Noncontrolling Percentage (1)	Noncontrolling Equity
Noncontrolling interests, excluding BAM
Ark	28.0%	$397.9	(2)	28.0%	$336.9	(2)
HG Global	3.1%	(9.3)		3.1%	.8
Kudu	9.9%	133.7		10.5%	113.8
Bamboo	27.2%	117.6		—%	—
Other	various	9.3		various	9.4
Total, excluding BAM		649.2			460.9
BAM (3)	—%	—		100.0%	(139.8)
Total noncontrolling interests		$649.2			$321.1
(1) The noncontrolling percentage represents the basic ownership interests held by noncontrolling shareholders with the exception of HG Global, for which the noncontrolling percentage represents the preferred share ownership held by noncontrolling shareholders.
(2) As of September 30, 2024 and December 31, 2023, Ark’s noncontrolling equity includes $40.3 and $21.0 related to management’s equity incentives.
(3) Effective July 1, 2024, White Mountains no longer consolidates BAM. Through June 30, 2024, BAM’s results are attributed to noncontrolling interests in White Mountains’s consolidated financial statements.

Note 14. Segment Information

As of September 30, 2024, White Mountains conducted its operations through four reportable segments: (1) Ark/WM Outrigger, (2) HG Global, (3) Kudu and (4) Bamboo, with its remaining operating businesses, holding companies and other assets included in Other Operations. White Mountains has made its segment determination based on consideration of the following criteria: (i) the nature of the business activities of each of the Company’s subsidiaries and affiliates; (ii) the manner in which the Company’s subsidiaries and affiliates are organized; (iii) the existence of primary managers responsible for specific subsidiaries and affiliates; and (iv) the organization of information provided to the chief operating decision makers and the Board of Directors. Significant intercompany transactions among White Mountains’s segments have been eliminated herein.
As a result of the Bamboo Transaction, White Mountains began consolidating Bamboo in its financial statements as of January 2, 2024. Effective July 1, 2024, White Mountains no longer consolidates BAM. Through June 30, 2024, BAM’s assets, liabilities and noncontrolling interests, as well as its results of operations, are presented within the HG Global segment. See Note 2 — “Significant Transactions.”

The following tables present the financial information for White Mountains’s segments for the three and nine months ended September 30, 2024 and 2023:

	Ark/WM Outrigger					Other Operations	Total
Millions	Ark	WM Outrigger Re	HG Global	Kudu	Bamboo
Three Months Ended September 30, 2024
Earned insurance premiums (1)	$507.2	$45.0	$7.5	$—	$10.6	$11.2	$581.5
Net investment income (2)	21.3	3.0	6.0	17.2	.6	9.6	57.7
Net realized and unrealized investment gains (losses) (2)	53.2	—	22.5	29.5	.7	29.7	135.6
Net realized and unrealized investment gains (losses) from investment in MediaAlpha	—	—	—	—	—	88.2	88.2
Interest income from BAM Surplus Notes	—	—	7.9	—	—	—	7.9
Change in fair value of BAM Surplus Notes	—	—	15.8	—	—	—	15.8
Unrealized loss on deconsolidation of BAM	—	—	(114.5)	—	—	—	(114.5)
Commission and fee revenues	—	—	—	—	42.7	4.1	46.8
Other revenues	3.7	—	—	.5	1.1	14.8	20.1
Total revenues	585.4	48.0	(54.8)	47.2	55.7	157.6	839.1
Loss and loss adjustment expenses	275.1	13.2	—	—	4.4	4.2	296.9
Acquisition expenses	83.3	13.0	1.9	—	3.7	4.5	106.4
Cost of sales	—	—	—	—	—	7.6	7.6
Broker commission expenses	—	—	—	—	15.9	—	15.9
General and administrative expenses	68.9	—	.3	3.6	16.2	32.9	121.9
Change in fair value of contingent consideration	34.2	—	—	—	—	—	34.2
Interest expense	4.9	—	5.8	5.7	—	.3	16.7
Total expenses	466.4	26.2	8.0	9.3	40.2	49.5	599.6
Pre-tax income (loss)	$119.0	$21.8	$(62.8)	$37.9	$15.5	$108.1	$239.5
(1) Ark’s earned insurance premiums based on the location of Ark’s underwriting offices in the United Kingdom and Bermuda are $326.4 and $180.8.
(2) Bamboo’s net investment income and net realized and unrealized investment gains (losses) are included in other revenues in the consolidated statement of operations.

	Ark/WM Outrigger		HG Global			Other Operations
Millions	Ark	WM Outrigger Re	HG Global	BAM (1)	Kudu		Total
Three Months Ended September 30, 2023
Earned insurance premiums (2)	$438.3	$60.6	$6.6	$1.3	$—	$—	$506.8
Net investment income	13.9	3.0	4.3	3.8	15.1	8.0	48.1
Net realized and unrealized investment gains (losses)	(6.6)	—	(13.6)	(10.5)	11.2	8.0	(11.5)
Net realized and unrealized investment gains (losses) from investment in MediaAlpha	—	—	—	—	—	(46.8)	(46.8)
Interest income (expense) from BAM Surplus Notes	—	—	6.6	(6.6)	—	—	—
Commission and fee revenues	—	—	—	—	—	3.5	3.5
Other revenues	3.6	—	—	.7	—	15.2	19.5
Total revenues	449.2	63.6	3.9	(11.3)	26.3	(12.1)	519.6
Loss and loss adjustment expenses	258.5	7.3	—	—	—	—	265.8
Acquisition expenses	71.0	19.3	2.0	.1	—	—	92.4
Cost of sales	—	—	—	—	—	8.0	8.0
General and administrative expenses	35.3	.1	.5	17.0	4.5	42.2	99.6
Change in fair value of contingent consideration	17.0	—	—	—	—	—	17.0
Interest expense	5.5	—	3.8	—	5.5	.9	15.7
Total expenses	387.3	26.7	6.3	17.1	10.0	51.1	498.5
Pre-tax income (loss)	$61.9	$36.9	$(2.4)	$(28.4)	$16.3	$(63.2)	$21.1
(1) BAM manages its affairs on a statutory accounting basis. BAM’s statutory surplus includes the BAM Surplus Notes and is not reduced by accruals of interest expense on the BAM Surplus Notes. BAM’s statutory surplus is reduced only after a payment of principal or interest has been approved by the NYDFS.
(2) Ark’s earned insurance premiums based on the location of Ark’s underwriting offices in the United Kingdom and Bermuda are $273.6 and $164.7.

	Ark/WM Outrigger		HG Global				Other Operations
Millions	Ark	WM Outrigger Re	HG Global	BAM (1) (2)	Kudu	Bamboo		Total
Nine Months Ended September 30, 2024
Earned insurance premiums (3)	$1,110.5	$62.8	$21.5	$2.8	$—	$27.0	$19.8	$1,244.4
Net investment income (4)	57.6	8.9	17.3	8.8	50.1	1.5	27.9	172.1
Net realized and unrealized investment gains (losses) (4)	84.1	—	13.2	(5.1)	77.5	.6	60.4	230.7
Net realized and unrealized investment gains (losses) from investment in MediaAlpha	—	—	—	—	—	—	159.7	159.7
Interest income (expense) from BAM Surplus Notes	—	—	21.1	(13.2)	—	—	—	7.9
Change in fair value of BAM Surplus Notes	—	—	15.8	—	—	—	—	15.8
Unrealized loss on deconsolidation of BAM	—	—	(114.5)	—	—	—	—	(114.5)
Commission and fee revenues	—	—	—	—	—	97.3	11.1	108.4
Other revenues	9.6	—	—	1.1	.5	2.4	43.7	57.3
Total revenues	1,261.8	71.7	(25.6)	(5.6)	128.1	128.8	322.6	1,881.8
Loss and loss adjustment expenses	630.4	13.6	—	—	—	14.5	8.1	666.6
Acquisition expenses	212.9	17.9	5.9	.4	—	9.7	7.1	253.9
Cost of sales	—	—	—	—	—	—	22.2	22.2
Broker commission expenses	—	—	—	—	—	37.9	—	37.9
General and administrative expenses	153.9	.1	1.3	33.5	10.5	43.9	126.4	369.6
Change in fair value of contingent consideration	47.5	—	—	—	—	—	—	47.5
Interest expense	15.0	—	13.4	—	16.7	—	1.6	46.7
Total expenses	1,059.7	31.6	20.6	33.9	27.2	106.0	165.4	1,444.4
Pre-tax income (loss)	$202.1	$40.1	$(46.2)	$(39.5)	$100.9	$22.8	$157.2	$437.4
(1) Effective July 1, 2024, White Mountains no longer consolidates BAM. For the period from January 1, 2024 through June 30, 2024, BAM’s results of operations are presented within the HG Global segment.
(2) BAM manages its affairs on a statutory accounting basis. BAM’s statutory surplus includes the BAM Surplus Notes and is not reduced by accruals of interest expense on the BAM Surplus Notes. BAM’s statutory surplus is reduced only after a payment of principal or interest has been approved by the NYDFS.
(3) Ark’s earned insurance premiums based on the location of Ark’s underwriting offices in the United Kingdom and Bermuda are $697.5 and $413.0.
(4) Bamboo’s net investment income and net realized and unrealized investment gains (losses) are included in other revenues in the consolidated statement of operations.

	Ark/WM Outrigger		HG Global			Other Operations
Millions	Ark	WM Outrigger Re	HG Global	BAM (1)	Kudu		Total
Nine Months Ended September 30, 2023
Earned insurance premiums (2)	$971.9	$75.4	$19.4	$3.9	$—	$—	$1,070.6
Net investment income	33.5	7.7	12.4	10.5	44.0	22.0	130.1
Net realized and unrealized investment gains (losses)	35.9	—	(11.4)	(5.6)	45.4	125.8	190.1
Net realized and unrealized investment gains (losses) from investment in MediaAlpha	—	—	—	—	—	(38.9)	(38.9)
Interest income (expense) from BAM Surplus Notes	—	—	19.7	(19.7)	—	—	—
Commission and fee revenues	—	—	—	—	—	10.0	10.0
Other revenues	(1.1)	—	—	2.0	—	67.1	68.0
Total revenues	1,040.2	83.1	40.1	(8.9)	89.4	186.0	1,429.9
Loss and loss adjustment expenses	573.2	7.9	—	—	—	—	581.1
Acquisition expenses	189.3	22.2	5.6	.7	—	—	217.8
Cost of sales	—	—	—	—	—	33.5	33.5
General and administrative expenses	105.3	.2	1.9	47.8	12.3	130.7	298.2
Change in fair value of contingent consideration	16.8	—	—	—	—	—	16.8
Interest expense	15.7	—	10.8	—	15.5	2.9	44.9
Total expenses	900.3	30.3	18.3	48.5	27.8	167.1	1,192.3
Pre-tax income (loss)	$139.9	$52.8	$21.8	$(57.4)	$61.6	$18.9	$237.6
(1) BAM manages its affairs on a statutory accounting basis. BAM’s statutory surplus includes the BAM Surplus Notes and is not reduced by accruals of interest expense on the BAM Surplus Notes. BAM’s statutory surplus is reduced only after a payment of principal or interest has been approved by the NYDFS.
(2) Ark’s earned insurance premiums based on the location of Ark’s underwriting offices in the United Kingdom and Bermuda are $588.3 and $383.6.

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
White Mountains consolidates a VIE if it determines that it is the primary beneficiary. The primary beneficiary is defined as the entity that holds a variable interest that gives it both the power to direct the VIE’s activities that most significantly impact its economic performance and the obligation to absorb losses of, or the right to receive returns from, the VIE that could potentially be significant to the VIE. The identification of the primary beneficiary of a VIE may require significant assumptions and judgment. When White Mountains determines it has a variable interest in a VIE, it determines whether it is the primary beneficiary of that VIE by performing an analysis that principally considers: (i) the VIE’s purpose and design, including the risks the VIE was designed to create and pass through to its variable interest holders; (ii) the VIE’s capital structure; (iii) the identification of the activities that most significantly impact the VIE’s economic performance; (iv) the governance provisions and other contractual arrangements between the VIE and its variable interest holders and other parties involved with the VIE; and (v) related party relationships. At inception of its variable interest in the VIE, as well as on an ongoing basis, White Mountains performs qualitative assessments of its VIEs to determine whether White Mountains is the primary beneficiary of a VIE.

WM Outrigger Re

White Mountains has determined that Outrigger Re Ltd. and WM Outrigger Re are VIEs. White Mountains is not the primary beneficiary of Outrigger Re Ltd. or its other segregated accounts. White Mountains is the primary beneficiary of WM Outrigger Re, as it has both the power to direct the activities that most significantly impact WM Outrigger Re’s economic performance and the obligation to absorb losses, or the right to receive returns, that could potentially be significant to WM Outrigger Re. As a result, White Mountains consolidates WM Outrigger Re’s results in its financial statements. The assets of WM Outrigger Re can only be used to settle the liabilities of WM Outrigger Re, and there is no recourse to the Company for any creditors of WM Outrigger Re. WM Outrigger Re’s obligations under the reinsurance agreements with GAIL are subject to an aggregate limit equal to the assets in its collateral trust at any point in time. As of September 30, 2024, short-term investments of $199.9 million were held in its collateral trust account.

BAM

BAM is the first and only mutual municipal bond insurance company in the United States. HG Global, together with its subsidiaries, funded the initial capitalization of BAM through the purchase of $503.0 million of BAM Surplus Notes and, through its reinsurance subsidiary HG Re, provides first loss protection of up to 15%-of-par outstanding for each policy assumed from BAM. As a mutual insurance company, BAM is owned by and operated for the benefit of its members, the municipalities whose debt issuances are insured by BAM. White Mountains has determined that BAM is a VIE.
BAM’s underwriting process was determined to be the activity that most significantly impacts BAM’s economic performance. BAM’s underwriting guidelines define the types of credits that BAM may insure. Pursuant to the original FLRT, BAM’s underwriting guidelines could only be amended with the consent of HG Re. As a result, White Mountains concluded at inception and through June 30, 2024 that it had the power to direct BAM’s activities that most significantly impacted BAM’s economic performance and it was the primary beneficiary. Accordingly, White Mountains was required to consolidate BAM’s results in its financial statements. Since BAM is owned by its members, its equity and results of operations were included in noncontrolling interests.
On July 1, 2024, HG Re and BAM amended the terms of the FLRT with respect to certain governance rights held by HG Re. Under the amended FLRT, HG Re no longer has approval rights over changes to BAM’s underwriting guidelines; however, HG Re is only required to provide reinsurance on policies that fall within the FLRT underwriting guidelines agreed upon by HG Re. In conjunction with the amendments to the FLRT, HG Global and BAM increased the interest rate on the BAM Surplus Notes to 10.0%, with a higher proportion of each payment to be applied to outstanding principal prospectively. As a result, and in combination with other governance changes at BAM, White Mountains concluded that it no longer has the power to direct BAM’s activities that most significantly impact its economic performance and is no longer BAM’s primary beneficiary. Accordingly, as of July 1, 2024, White Mountains no longer consolidates BAM.
BAM’s assets can only be used to settle BAM’s obligations, and general creditors of BAM have no recourse to the Company or HG Global. HG Re’s obligations to BAM under the FLRT are subject to an aggregate limit equal to the assets in the Collateral Trusts at any point in time. As of September 30, 2024, the Collateral Trusts held assets of $976.4 million.

PassportCard/DavidShield

As of September 30, 2024, White Mountains’s ownership interest in PassportCard/DavidShield was 53.8%. In 2024, PassportCard/DavidShield restructured its organizational structure such that White Mountains and its co-investor no longer have a direct investment in PassportCard Limited. The restructuring did not change PassportCard/DavidShield’s governance structure or White Mountains’s economic rights with respect to its investment in PassportCard/DavidShield. White Mountains has determined that PassportCard/DavidShield is a VIE but that White Mountains is not the primary beneficiary and therefore does not consolidate PassportCard/DavidShield. The governance structure for PassportCard/DavidShield was designed to give White Mountains and its co-investor equal power to make the decisions that most significantly impact its operations. White Mountains does not have the unilateral power to direct the operations of PassportCard/DavidShield and does not hold a controlling financial interest. White Mountains’s ownership interest gives White Mountains the ability to exert significant influence over the significant financial and operating activities of PassportCard/DavidShield. Accordingly, White Mountains’s investment in PassportCard/DavidShield meets the criteria to be accounted for under the equity method. White Mountains has taken the fair value option for its investment in PassportCard/DavidShield. Changes in the fair value of PassportCard/DavidShield are recorded in net realized and unrealized investment gains (losses). As of September 30, 2024, White Mountains’s maximum exposure to loss on its equity investment in PassportCard/DavidShield and the non-interest-bearing loan to its co-investor is the total carrying value of $159.2 million.

Elementum

As of September 30, 2024, White Mountains’s ownership interest in Elementum was 26.6%. White Mountains has determined that Elementum is a VIE but that White Mountains is not the primary beneficiary and therefore does not consolidate Elementum. White Mountains’s ownership interest gives White Mountains the ability to exert significant influence over the significant financial and operating activities of Elementum. Accordingly, Elementum meets the criteria to be accounted for under the equity method. White Mountains has taken the fair value option for its investment in Elementum. Changes in the fair value of Elementum are recorded in net realized and unrealized investment gains (losses). As of September 30, 2024, White Mountains’s maximum exposure to loss on its limited partnership interest in Elementum is the carrying value of $35.0 million.

Bamboo CRV

White Mountains has determined that Bamboo CRV is a VIE. White Mountains is the primary beneficiary of Bamboo CRV, as it has both the power to direct the activities that most significantly impact Bamboo CRV’s economic performance and the obligation to absorb losses, or the right to receive returns, that could potentially be significant to Bamboo CRV. As a result, White Mountains consolidates Bamboo CRV’s results in its financial statements. The assets of Bamboo CRV can only be used to settle the liabilities of Bamboo CRV, and there is no recourse to the Company for any creditors of Bamboo CRV. As of September 30, 2024, Bamboo CRV’s obligations under its reinsurance agreements are subject to an aggregate limit equal to White Mountains’s total capital commitment of $30 million.

Limited Partnerships

White Mountains’s investments in limited partnerships are generally considered VIEs because the limited partnership interests do not have substantive kick-out rights or participating rights. White Mountains does not have the unilateral power to direct the operations of these limited partnerships, and therefore White Mountains is not the primary beneficiary and does not consolidate the limited partnerships. White Mountains has taken the fair value option for its investments in limited partnerships, which are generally measured at NAV as a practical expedient. As of September 30, 2024, White Mountains’s maximum exposure to loss on its investments in limited partnerships is the carrying value of $262.0 million.

Note 16. Equity Method Eligible Investments

White Mountains’s equity method eligible investments include Kudu’s Participation Contracts, White Mountains’s investment in MediaAlpha, PassportCard/DavidShield, Elementum and certain other unconsolidated entities, private equity funds and hedge funds in which White Mountains has the ability to exert significant influence over the investee’s operating and financial policies.
The following table presents the ownership interests and carrying values of White Mountains’s equity method eligible investments as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
$ in Millions	Ownership Interest	Carrying Value	Ownership Interest	Carrying Value
Kudu’s Participation Contracts (1)	4.1% - 30.0%	$930.6	4.1% - 30.0%	$890.5
Investment in MediaAlpha	26.8%	323.4	34.9%	254.9
PassportCard/DavidShield	53.8%	150.0	53.8%	150.0
Elementum	26.6%	35.0	26.6%	35.0
Other equity method eligible investments, at fair value	Under 50.0%	243.9	Under 50.0%	291.7
Other equity method eligible investments, at fair value	50.0% and over	—	50.0% and over	24.8
(1) Ownership interest generally references basic ownership interest with the exception of Kudu’s Participation Contracts, which are noncontrolling equity interests in the form of revenue and earnings participation contracts.

For the three and nine months ended September 30, 2024, White Mountains received dividend and income distributions from equity method eligible investments of $19.7 million and $57.9 million, which were recorded within net investment income in the consolidated statements of operations. For the three and nine months ended September 30, 2023, White Mountains received dividend and income distributions from equity method eligible investments of $13.2 million and $42.1 million.

Note 17. Fair Value of Financial Instruments

    White Mountains records its financial instruments at fair value with the exception of debt obligations, which are recorded as debt at face value less unamortized original issue discount. See Note 7 — “Debt.”
    The following table presents the fair value and carrying value of these financial instruments as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
Millions	Fair Value	Carrying Value	Fair Value	Carrying Value
Ark 2007 Subordinated Notes	$—	$—	$30.5	$30.0
Ark 2021 Subordinated Notes	$173.7	$156.8	$171.8	$155.5
HG Global Senior Notes	$158.1	$147.3	$158.7	$146.9
Kudu Credit Facility	$232.6	$218.5	$225.6	$203.8
Other Operations debt	$23.4	$22.3	$30.0	$28.4

The fair value estimates for the Ark 2007 Subordinated Notes, Ark 2021 Subordinated Notes, HG Global Senior Notes, Kudu Credit Facility and Other Operations debt have been determined based on a discounted cash flow approach and are considered to be Level 3 measurements.
For the fair value level measurements associated with White Mountains’s investment securities see Note 3 — “Investment Securities.” For the fair value level measurements associated with White Mountains’s derivative instruments see Note 9 — “Derivatives.” For the fair value measurements associated with the BAM Surplus Notes, see Note 10 — “Municipal Bond Guarantee Reinsurance.”

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
The following discussion also includes 11 non-GAAP financial measures: (i) adjusted book value per share, (ii) value of BAM Surplus Notes for adjusted book value purposes, (iii) Kudu’s earnings before interest, taxes, depreciation and amortization (“EBITDA”), (iv) Kudu’s adjusted EBITDA, (v) Bamboo’s MGA pre-tax income (loss), (vi) Bamboo’s MGA net income (loss), (vii) Bamboo’s MGA EBITDA, (viii) Bamboo’s MGA adjusted EBITDA, (ix) total consolidated portfolio returns excluding MediaAlpha, (x) adjusted capital and (xi) debt to total adjusted capital, that have been reconciled from their most comparable GAAP financial measures on page 86. White Mountains believes these measures to be useful in evaluating White Mountains’s financial performance and condition.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 and 2023

Overview

White Mountains reported book value per share of $1,795 and adjusted book value per share of $1,883 as of September 30, 2024. Book value per share and adjusted book value per share increased 4% and 6% in the third quarter of 2024 and 9% and 11% in the first nine months of 2024, including dividends. The increases in book value per share and adjusted book value per share in the third quarter and first nine months of 2024 were driven primarily by mark-to-market gains from the increase in MediaAlpha’s share price as well as solid operating results and good investment returns. White Mountains’s undeployed capital was approximately $650 million as of September 30, 2024.
As of July 1, 2024, White Mountains no longer consolidates BAM. As of September 30, 2024, the BAM Surplus Notes were fair valued in accordance with GAAP at $411 million, which resulted in a pre-tax unrealized loss to book value of $99 million in the third quarter. As of June 30, 2024, for adjusted book value purposes, the BAM Surplus Notes were valued at $415 million, including an $87 million time value discount.
White Mountains reported book value per share of $1,542 and adjusted book value per share of $1,588 as of September 30, 2023. Book value per share and adjusted book value per share both increased 1% in the third quarter of 2023 and 6% in the first nine months of 2023, including dividends. The increases in book value per share and adjusted book value per share in the third quarter of 2023 were driven primarily by solid operating results and positive returns from other long-term investments, partially offset by the impact of mark-to-market losses from the decline in MediaAlpha’s share price. The increases in book value per share and adjusted book value per share in the first nine months of 2023 were driven primarily by solid operating results and positive returns across the investments portfolio excluding MediaAlpha, partially offset by the impact of mark-to-market losses from the decline in MediaAlpha’s share price.
The Ark/WM Outrigger segment’s combined ratio was 77% and 84% in the third quarter and first nine months of 2024 compared to 77% and 83% in the third quarter and first nine months of 2023. Ark/WM Outrigger reported gross written premiums of $374 million and $1,943 million, net written premiums of $339 million and $1,440 million and net earned premiums of $552 million and $1,173 million in the third quarter and first nine months of 2024 compared to gross written premiums of $251 million and $1,667 million, net written premiums of $231 million and $1,306 million and net earned premiums of $499 million and $1,047 million in the third quarter and first nine months of 2023. Ark/WM Outrigger reported pre-tax income of $141 million and $242 million in the third quarter and first nine months of 2024 compared to $99 million and $193 million in the third quarter and first nine months of 2023.
Ark’s combined ratio was 79% and 85% in the third quarter and first nine months of 2024 compared to 81% and 87% in the third quarter and first nine months of 2023. Ark’s combined ratio included 17 points and eight points of catastrophe losses in the third quarter and first nine months of 2024, driven primarily by Hurricanes Helene, Debby and Beryl as well as Calgary hailstorms, compared to 11 points and seven points of catastrophe losses in the third quarter and first nine months of 2023, driven primarily by Hurricane Idalia, the Maui wildfires and various smaller events. Ark’s combined ratio in the third quarter and first nine months of 2024 included five points and three points of net favorable prior year loss reserve development, primarily from property lines of business, compared to less than one point of net favorable prior year loss reserve development and two points of net unfavorable prior year loss reserve development in the third quarter and first nine months of 2023.

Ark reported gross written premiums of $374 million and $1,943 million, net written premiums of $331 million and $1,358 million and net earned premiums of $507 million and $1,111 million in the third quarter and first nine months of 2024 compared to gross written premiums of $251 million and $1,667 million, net written premiums of $225 million and $1,198 million and net earned premiums of $438 million and $972 million in the third quarter and first nine months of 2023. Ark reported pre-tax income of $119 million and $202 million in the third quarter and first nine months of 2024 compared to $62 million and $140 million in the third quarter and first nine months of 2023. Ark’s results included net realized and unrealized investment gains (losses) of $53 million and $84 million in the third quarter and first nine months of 2024 compared to $(7) million and $36 million in the third quarter and first nine months of 2023.
WM Outrigger Re’s combined ratio was 58% and 50% in the third quarter and first nine months of 2024 compared to 44% and 40% in the third quarter and first nine months of 2023. Catastrophe losses in 2024 included Hurricanes Helene, Debby and Beryl as well as Calgary hailstorms. Major catastrophe losses affecting WM Outrigger Re in 2023 were minimal. WM Outrigger Re reported gross and net written premiums of $9 million and $82 million and net earned premiums of $45 million and $63 million in the third quarter and first nine months of 2024 compared to gross and net written premiums of $6 million and $108 million and net earned premiums of $61 million and $75 million in the third quarter and first nine months of 2023. Net earned premiums decreased due to White Mountains’s lower capital commitment to WM Outrigger Re in 2024 compared to 2023. WM Outrigger Re reported pre-tax income of $22 million and $40 million in the third quarter and first nine months of 2024 compared to $37 million and $53 million in the third quarter and first nine months of 2023.
Hurricane Milton represents a significant industry loss event in the fourth quarter. Industry estimates are preliminary and range widely. Ark does not currently expect that Milton losses will cause full year 2024 actual catastrophe losses for Ark/WM Outrigger to diverge materially from full year 2024 planned catastrophe losses.
HG Global reported gross written premiums of $14 million and $35 million and earned premiums of $8 million and $22 million in the third quarter and first nine months of 2024 compared to gross written premiums of $14 million and $32 million and earned premiums of $7 million and $19 million in the third quarter and first nine months of 2023. HG Global reported gross written premiums net of ceding commission paid of $10 million and $24 million in the third quarter and first nine months of 2024 compared to $10 million and $22 million in the third quarter and first nine months of 2023. HG Global’s total par value of policies assumed, which represents its first loss exposure on policies assumed from BAM, was $688 million and $2,012 million in the third quarter and first nine months of 2024 compared to $644 million and $1,594 million in the third quarter and first nine months of 2023. HG Global’s total gross pricing was 203 and 171 basis points in the third quarter and first nine months of 2024, compared to 220 and 200 basis points in the third quarter and first nine months of 2023.
Kudu reported total revenues of $47 million and $128 million, pre-tax income of $38 million and $101 million and adjusted EBITDA of $14 million and $41 million in the third quarter and first nine months of 2024 compared to total revenues of $26 million and $89 million, pre-tax income of $16 million and $62 million and adjusted EBITDA of $12 million and $34 million in the third quarter and first nine months of 2023. Kudu’s revenues, pre-tax income and adjusted EBITDA included $17 million and $50 million of net investment income in the third quarter and first nine months of 2024 compared to $15 million and $44 million in the third quarter and first nine months of 2023. Kudu’s revenues and pre-tax income also included $30 million and $78 million of net realized and unrealized gains in the third quarter and first nine months of 2024 compared to $11 million and $45 million of net realized and unrealized gains in the third quarter and first nine months of 2023.
Bamboo reported commission and fee revenues of $43 million and $97 million and pre-tax income of $16 million and $23 million for the third quarter and first nine months of 2024. Bamboo reported MGA pre-tax income of $14 million and $21 million and MGA adjusted EBITDA of $19 million and $37 million for the third quarter and first nine months of 2024. Managed premiums, which represent the total premium placed by Bamboo, were $148 million and $358 million for the third quarter and first nine months of 2024 compared to $71 million and $140 million for the third quarter and first nine months of 2023 (prior to White Mountains’s ownership of Bamboo). The increase in managed premiums was driven primarily by growth in new business volume as well as a growing renewal book.
As of September 30, 2024, White Mountains owned 17.9 million shares of MediaAlpha, representing a 27% basic ownership interest (25% on a fully-diluted/fully-converted basis). As of September 30, 2024, MediaAlpha’s share price was $18.11 per share, which increased from $13.17 per share as of June 30, 2024. The carrying value of White Mountains’s investment in MediaAlpha was $323 million as of September 30, 2024 compared to $235 million at June 30, 2024. At White Mountains’s current level of ownership, each $1.00 per share increase or decrease in the share price of MediaAlpha will result in an approximate $7.00 per share increase or decrease in White Mountains’s book value per share and adjusted book value per share.

White Mountains’s total consolidated portfolio return on invested assets was 4.6% in the third quarter of 2024, which included $88 million of unrealized investment gains from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total consolidated portfolio return on invested assets was 3.3% in the third quarter of 2024, driven primarily by net unrealized investment gains and net investment income from the fixed income and other long-term investments portfolios. White Mountains’s total consolidated portfolio return on invested assets was -0.2% in the third quarter of 2023, which included $47 million of unrealized investment losses from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total consolidated portfolio return on invested assets was 0.6% in the third quarter of 2023, driven primarily by net unrealized investment gains and net investment income from other long-term investments, partially offset by net unrealized investment losses on common equity securities.
White Mountains’s total consolidated portfolio return on invested assets was 9.4% in the first nine months of 2024, which included $160 million of net realized and unrealized investment gains from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total consolidated portfolio return on invested assets was 6.9% in the first nine months of 2024, driven primarily by net realized and unrealized gains and net investment income from the fixed income and other-long term investments portfolios as well as unrealized investment gains from common equity securities. White Mountains’s total consolidated portfolio return on invested assets was 5.3% in the first nine months of 2023, which included $39 million of unrealized investment losses from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total consolidated portfolio return on invested assets was 6.3% in the first nine months of 2023, driven primarily by net realized and unrealized investment gains and net investment income from other long-term investments, net investment income from the fixed income portfolio and net realized and unrealized investment gains from common equity securities.

Adjusted Book Value Per Share

The following table presents White Mountains’s book value per share and reconciles it to adjusted book value per share, a non-GAAP measure as of September 30, 2024, June 30, 2024, December 31, 2023 and September 30, 2023. See NON-GAAP FINANCIAL MEASURES on page 86.

	September 30, 2024	June 30, 2024	December 31, 2023	September 30, 2023
Book value per share numerators (in millions):
White Mountains’s common shareholders’ equity - GAAP book value per share numerator	$4,610.6	$4,422.6	$4,240.5	$3,949.1
HG Global’s unearned premium reserve (1)	278.1	271.7	265.4	254.2
HG Global’s net deferred acquisition costs (1)	(80.6)	(78.5)	(76.5)	(73.1)
Time value of money discount on expected future payments on the BAM Surplus Notes (1) (2)	—	(84.7)	(87.9)	(90.2)
Adjusted book value per share numerator	$4,808.1	$4,531.1	$4,341.5	$4,040.0
Book value per share denominators (in thousands of shares):
Common shares outstanding - GAAP book value per share denominator	2,568.1	2,568.3	2,560.5	2,560.5
Unearned restricted common shares	(15.0)	(18.3)	(12.4)	(15.7)
Adjusted book value per share denominator	2,553.1	2,550.0	2,548.1	2,544.8
GAAP book value per share	$1,795.31	$1,722.02	$1,656.14	$1,542.36
Adjusted book value per share	$1,883.24	$1,776.89	$1,703.82	$1,587.59
Year-to-date dividends paid per share	$1.00	$1.00	$1.00	$1.00
(1) Amount reflects White Mountains’s preferred share ownership in HG Global of 96.9%.
(2) For periods subsequent to July 1, 2024, White Mountains carries the BAM Surplus Notes under GAAP at fair value, which incorporates time value into its estimate.

Goodwill and Other Intangible Assets

The following table presents goodwill and other intangible assets that are included in White Mountains’s adjusted book value as of September 30, 2024, June 30, 2024, December 31, 2023 and September 30, 2023:

Millions	September 30, 2024	June 30, 2024	December 31, 2023	September 30, 2023
Goodwill:
Ark	$116.8	$116.8	$116.8	$116.8
Kudu	7.6	7.6	7.6	7.6
Bamboo (1)	270.4	270.4	—	—
Other Operations	44.4	44.4	44.4	44.4
Total goodwill	439.2	439.2	168.8	168.8
Other intangible assets:
Ark	175.7	175.7	175.7	175.7
Kudu	.4	.5	.7	.8
Bamboo (1)	88.6	92.6	—	—
Other Operations	21.8	23.0	25.4	26.8
Total other intangible assets	286.5	291.8	201.8	203.3
Total goodwill and other intangible assets (2)	725.7	731.0	370.6	372.1
Goodwill and other intangible assets attributed to noncontrolling interests	(191.9)	(193.2)	(94.9)	(95.2)
Goodwill and other intangible assets included in White Mountains’s common shareholders’ equity	$533.8	$537.8	$275.7	$276.9
(1) The relative fair values of goodwill and of other intangible assets recognized in connection with the acquisition of Bamboo had not yet been finalized at September 30, 2024. See “Bamboo Transaction” in Note 2 — “Significant Transactions” on page 11.
(2) See Note 4 — “Goodwill and Other Intangible Assets” on page 26 for details of other intangible assets.

Summary of Consolidated Results

The following table presents White Mountains’s consolidated financial results for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2024	2023	2024	2023
Revenues
P&C Insurance and Reinsurance revenues	$633.4	$512.8	$1,333.5	$1,123.3
Financial Guarantee revenues	(54.8)	(7.4)	(31.2)	31.2
Asset Management revenues	47.2	26.3	128.1	89.4
P&C Insurance Distribution revenues	55.7	—	128.8	—
Other Operations revenues	157.6	(12.1)	322.6	186.0
Total revenues	839.1	519.6	1,881.8	1,429.9
Expenses
P&C Insurance and Reinsurance expenses	492.6	414.0	1,091.3	930.6
Financial Guarantee expenses	8.0	23.4	54.5	66.8
Asset Management expenses	9.3	10.0	27.2	27.8
P&C Insurance Distribution expenses	40.2	—	106.0	—
Other Operations expenses	49.5	51.1	165.4	167.1
Total expenses	599.6	498.5	1,444.4	1,192.3
Pre-tax income (loss)
P&C Insurance and Reinsurance pre-tax income (loss)	140.8	98.8	242.2	192.7
Financial Guarantee pre-tax income (loss)	(62.8)	(30.8)	(85.7)	(35.6)
Asset Management pre-tax income (loss)	37.9	16.3	100.9	61.6
P&C Insurance Distribution pre-tax income (loss)	15.5	—	22.8	—
Other Operations pre-tax income (loss)	108.1	(63.2)	157.2	18.9
Pre-tax income (loss)	239.5	21.1	437.4	237.6
Income tax (expense) benefit	(11.6)	(7.3)	(28.9)	(19.4)
Net income (loss)	227.9	13.8	408.5	218.2
Net (income) loss attributable to noncontrolling interests	(48.9)	9.8	(47.7)	4.5
Net income (loss) attributable to White Mountains’s common shareholders	179.0	23.6	360.8	222.7
Other comprehensive income (loss), net of tax	1.3	(1.7)	1.1	.9
Comprehensive income (loss)	180.3	21.9	361.9	223.6
Other comprehensive (income) loss attributable to noncontrolling interests	(.5)	.7	(.5)	(.1)
Comprehensive income (loss) attributable to White Mountains’s common shareholders	$179.8	$22.6	$361.4	$223.5

I. SUMMARY OF OPERATIONS BY SEGMENT

As of September 30, 2024, White Mountains conducted its operations through four segments: (1) Ark/WM Outrigger, (2) HG Global, (3) Kudu and (4) Bamboo, with its remaining operating businesses, holding companies and other assets included in Other Operations. White Mountains has made its segment determination based on consideration of the following criteria: (i) the nature of the business activities of each of the Company’s subsidiaries and affiliates; (ii) the manner in which the Company’s subsidiaries and affiliates are organized; (iii) the existence of primary managers responsible for specific subsidiaries and affiliates; and (iv) the organization of information provided to the Company’s chief operating decision makers and its Board of Directors. Significant intercompany transactions among White Mountains’s segments have been eliminated herein. White Mountains’s segment information is presented in Note 14 — “Segment Information” to the Consolidated Financial Statements.
As a result of the Bamboo Transaction, White Mountains began consolidating Bamboo in its financial statements as of January 2, 2024. Effective July 1, 2024, White Mountains no longer consolidates BAM. Through June 30, 2024, BAM’s assets, liabilities and noncontrolling interests, as well as its results of operations, are presented within the HG Global segment. See Note 2 - “Significant Transactions”.

Ark/WM Outrigger

The following tables present the components of pre-tax income (loss) included in the Ark/WM Outrigger segment for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024
Millions	Ark	WM Outrigger Re	Eliminations	Total
Direct written premiums	$239.0	$—	$—	$239.0
Assumed written premiums	134.6	8.8	(8.8)	134.6
Gross written premiums	373.6	8.8	(8.8)	373.6
Ceded written premiums	(43.0)	—	8.8	(34.2)
Net written premiums	$330.6	$8.8	$—	$339.4

Earned insurance premiums	$507.2	$45.0	$—	$552.2
Net investment income	21.3	3.0	—	24.3
Net realized and unrealized investment gains (losses)	53.2	—	—	53.2
Other revenues	3.7	—	—	3.7
Total revenues	585.4	48.0	—	633.4
Loss and loss adjustment expenses	275.1	13.2	—	288.3
Acquisition expenses	83.3	13.0	—	96.3
General and administrative expenses - other underwriting	40.3	—	—	40.3
General and administrative expenses - all other	28.6	—	—	28.6
Change in fair value of contingent consideration	34.2	—	—	34.2
Interest expense	4.9	—	—	4.9
Total expenses	466.4	26.2	—	492.6
Pre-tax income (loss)	$119.0	$21.8	$—	$140.8

	Three Months Ended September 30, 2023
Millions	Ark	WM Outrigger Re	Eliminations	Total
Direct written premiums	$189.4	$—	$—	$189.4
Assumed written premiums	61.8	6.0	(6.0)	61.8
Gross written premiums	251.2	6.0	(6.0)	251.2
Ceded written premiums	(26.2)	—	6.0	(20.2)
Net written premiums	$225.0	$6.0	$—	$231.0

Earned insurance premiums	$438.3	$60.6	$—	$498.9
Net investment income	13.9	3.0	—	16.9
Net realized and unrealized investment gains (losses)	(6.6)	—	—	(6.6)
Other revenues	3.6	—	—	3.6
Total revenues	449.2	63.6	—	512.8
Loss and loss adjustment expenses	258.5	7.3	—	265.8
Acquisition expenses	71.0	19.3	—	90.3
General and administrative expenses - other underwriting	25.5	—	—	25.5
General and administrative expenses - all other	9.8	.1	—	9.9
Change in fair value of contingent consideration	17.0	—	—	17.0
Interest expense	5.5	—	—	5.5
Total expenses	387.3	26.7	—	414.0
Pre-tax income (loss)	$61.9	$36.9	$—	$98.8

	Nine Months Ended September 30, 2024
Millions	Ark	WM Outrigger Re	Eliminations	Total
Direct written premiums	$863.4	$—	$—	$863.4
Assumed written premiums	1,079.3	82.0	(82.0)	1,079.3
Gross written premiums	1,942.7	82.0	(82.0)	1,942.7
Ceded written premiums	(584.5)	—	82.0	(502.5)
Net written premiums	$1,358.2	$82.0	$—	$1,440.2

Earned insurance premiums	$1,110.5	$62.8	$—	$1,173.3
Net investment income	57.6	8.9	—	66.5
Net realized and unrealized investment gains (losses)	84.1	—	—	84.1
Other revenues	9.6	—	—	9.6
Total revenues	1,261.8	71.7	—	1,333.5
Loss and loss adjustment expenses	630.4	13.6	—	644.0
Acquisition expenses	212.9	17.9	—	230.8
General and administrative expenses - other underwriting	103.9	—	—	103.9
General and administrative expenses - all other	50.0	.1	—	50.1
Change in fair value of contingent consideration	47.5	—	—	47.5
Interest expense	15.0	—	—	15.0
Total expenses	1,059.7	31.6	—	1,091.3
Pre-tax income (loss)	$202.1	$40.1	$—	$242.2

	Nine Months Ended September 30, 2023
Millions	Ark	WM Outrigger Re	Eliminations	Total
Direct written premiums	$727.1	$—	$—	$727.1
Assumed written premiums	939.6	108.4	(108.4)	939.6
Gross written premiums	1,666.7	108.4	(108.4)	1,666.7
Ceded written premiums	(468.7)	—	108.4	(360.3)
Net written premiums	$1,198.0	$108.4	$—	$1,306.4

Earned insurance premiums	$971.9	$75.4	$—	$1,047.3
Net investment income	33.5	7.7	—	41.2
Net realized and unrealized investment gains (losses)	35.9	—	—	35.9
Other revenues	(1.1)	—	—	(1.1)
Total revenues	1,040.2	83.1	—	1,123.3
Loss and loss adjustment expenses	573.2	7.9	—	581.1
Acquisition expenses	189.3	22.2	—	211.5
General and administrative expenses - other underwriting	78.5	—	—	78.5
General and administrative expenses - all other	26.8	.2	—	27.0
Change in fair value of contingent consideration	16.8	—	—	16.8
Interest expense	15.7	—	—	15.7
Total expenses	900.3	30.3	—	930.6
Pre-tax income (loss)	$139.9	$52.8	$—	$192.7
Ark/WM Outrigger Results—Three Months Ended September 30, 2024 versus Three Months Ended September 30, 2023
The Ark/WM Outrigger segment’s combined ratio was 77% in the third quarter of both 2024 and 2023. The Ark/WM Outrigger segment reported gross written premiums of $374 million, net written premiums of $339 million and net earned premiums of $552 million in the third quarter of 2024 compared to gross written premiums of $251 million, net written premiums of $231 million and net earned premiums of $499 million in the third quarter of 2023. The Ark/WM Outrigger segment reported pre-tax income of $141 million in the third quarter of 2024 compared to $99 million in the third quarter of 2023.
Ark’s combined ratio was 79% and 81% in the third quarter of 2024 and 2023. Ark’s combined ratio in the third quarter of 2024 included 17 points of catastrophe losses, driven primarily by Hurricanes Helene, Debby and Beryl as well as Calgary hailstorms, compared to 11 points of catastrophe losses in the third quarter of 2023, which included losses from Hurricane Idalia, the Maui wildfires and various smaller events. Ark’s combined ratio in the third quarter of 2024 included five points of net favorable prior year loss reserve development, primarily due to property lines of business, compared to less than one point of net favorable prior year loss reserve development in the third quarter of 2023.
Ark reported gross written premiums of $374 million, net written premiums of $331 million and net earned premiums of $507 million in the third quarter of 2024 compared to gross written premiums of $251 million, net written premiums of $225 million and net earned premiums of $438 million in the third quarter of 2023. Ark reported pre-tax income of $119 million in the third quarter of 2024 compared to $62 million in the third quarter of 2023. Ark’s results included net realized and unrealized investment gains of $53 million in the third quarter of 2024, driven primarily by net unrealized investment gains from fixed maturity securities due to the decrease in interest rates, compared to net realized and unrealized investment losses $7 million in the third quarter of 2023, driven primarily by the impact of foreign currency on its investment portfolio. Ark’s results also included $34 million for an increase in the fair value of its contingent consideration liability in the third quarter of 2024 compared to $17 million in the third quarter of 2023.
WM Outrigger Re’s combined ratio was 58% in the third quarter of 2024 compared to 44% in the third quarter of 2023. Catastrophe losses in 2024 included Hurricanes Helene, Debby and Beryl as well as Calgary hailstorms. Major catastrophe losses affecting WM Outrigger Re in 2023 were minimal. WM Outrigger Re reported gross and net written premiums of $9 million and net earned premiums of $45 million in the third quarter of 2024 compared to $6 million and $61 million in the third quarter of 2023. Net earned premiums decreased due to White Mountains’s lower capital commitment to WM Outrigger Re in 2024 compared to 2023. WM Outrigger Re reported pre-tax income of $22 million in the third quarter of 2024, compared to $37 million in the third quarter of 2023.

	Three Months Ended September 30, 2024
$ in Millions	Ark	WM Outrigger Re	Eliminations	Total
Insurance premiums:
Gross written premiums	$373.6	$8.8	$(8.8)	$373.6
Net written premiums	$330.6	$8.8	$—	$339.4
Net earned premiums	$507.2	$45.0	$—	$552.2

Insurance expenses:
Loss and loss adjustment expenses	$275.1	$13.2	$—	$288.3
Acquisition expenses	83.3	13.0	—	96.3
Other underwriting expenses (1)	40.3	—	—	40.3
Total insurance expenses	$398.7	$26.2	$—	$424.9

Insurance ratios:
Loss and loss adjustment expense	54.2%	29.3%	—%	52.2%
Acquisition expense	16.4	28.9	—	17.4
Other underwriting expense	7.9	—	—	7.3
Combined Ratio	78.5%	58.2%	—%	76.9%
(1) Included within general and administrative expenses in the consolidated statement of operations.

	Three Months Ended September 30, 2023
$ in Millions	Ark	WM Outrigger Re	Eliminations	Total
Insurance premiums:
Gross written premiums	$251.2	$6.0	$(6.0)	$251.2
Net written premiums	$225.0	$6.0	$—	$231.0
Net earned premiums	$438.3	$60.6	$—	$498.9

Insurance expenses:
Loss and loss adjustment expenses	$258.5	$7.3	$—	$265.8
Acquisition expenses	71.0	19.3	—	90.3
Other underwriting expenses (1)	25.5	—	—	25.5
Total insurance expenses	$355.0	$26.6	$—	$381.6

Insurance ratios:
Loss and loss adjustment expense	59.0%	12.0%	—%	53.3%
Acquisition expense	16.2	31.8	—	18.1
Other underwriting expense	5.8	—	—	5.1
Combined Ratio	81.0%	43.8%	—%	76.5%
(1) Included within general and administrative expenses in the consolidated statement of operations.

The following table presents WM Outrigger Re’s insurance premiums, combined ratio and pre-tax income by underwriting year for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024			2023
$ in Millions	2024 Underwriting Year	2023 Underwriting Year	Total	2023 Underwriting Year
Insurance premiums:
Gross written premiums	$8.6	$.2	$8.8	$6.0
Net written premiums	$8.6	$.2	$8.8	$6.0
Net earned premiums	$44.7	$.3	$45.0	$60.6

Combined Ratio	58.2%	61.3%	58.2%	43.8%

Pre-tax income	$21.7	$0.1	$21.8	$36.9

Gross Written Premiums
Gross written premiums increased 49% to $374 million in the third quarter of 2024 compared to $251 million in the third quarter of 2023. The increase in gross written premiums was driven primarily by the property, specialty and casualty lines of business, aided by the addition of new underwriters and product lines. Risk adjusted rate change decreased less than 1% in the quarter. The following table presents the Ark/WM Outrigger segment’s gross written premiums by line of business for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
Millions	2024	2023
Property	$186.9	$123.9
Specialty	69.6	39.1
Marine & Energy	57.8	49.0
Casualty	43.4	27.3
Accident & Health	15.9	11.9
Total Gross Written Premiums	$373.6	$251.2
Ark/WM Outrigger Results—Nine Months Ended September 30, 2024 versus Nine Months Ended September 30, 2023
The Ark/WM Outrigger segment’s combined ratio was 84% and 83% in the first nine months of 2024 and 2023. The Ark/WM Outrigger segment reported gross written premiums of $1,943 million, net written premiums of $1,440 million and net earned premiums of $1,173 million in the first nine months of 2024 compared to gross written premiums of $1,667 million, net written premiums of $1,306 million and net earned premiums of $1,047 million in the first nine months of 2023. The Ark/WM Outrigger segment reported pre-tax income of $242 million in the first nine months of 2024 compared to $193 million in the first nine months of 2023.
Ark’s combined ratio was 85% and 87% in the first nine months of 2024 and 2023. Ark’s combined ratio in the first nine months of 2024 included eight points of catastrophe losses, driven primarily by Hurricanes Helene, Debby and Beryl as well as Calgary hailstorms, compared to seven points of catastrophe losses in the first nine months of 2023, driven primarily by Hurricane Idalia, the Maui wildfires and various smaller events. Non-catastrophe large losses in the first nine months of 2024 included $30 million related to three satellite losses, $19 million related to a political risk claim, $15 million related to the collapse of the Francis Scott Key Bridge in Baltimore and $14 million related to tornado damage in Oklahoma, all on a net basis. Ark’s combined ratio in the first nine months of 2024 included three points of net favorable prior year loss reserve development, primarily due to property lines of business, compared to two points of net unfavorable prior year loss reserve development in the first nine months of 2023, driven primarily by Winter Storm Elliott and three large claims in the property and marine & energy lines of business.
Ark reported gross written premiums of $1,943 million, net written premiums of $1,358 million and net earned premiums of $1,111 million in the first nine months of 2024 compared to gross written premiums of $1,667 million, net written premiums of $1,198 million and net earned premiums of $972 million in the first nine months of 2023.

Ark reported pre-tax income of $202 million in the first nine months of 2024 compared to $140 million in the first nine months of 2023. Ark’s results included net realized and unrealized investment gains of $84 million in the first nine months of 2024, driven primarily by net unrealized investment gains from common equity securities and net unrealized investment gains from fixed maturity securities due to the decrease in interest rates, compared to $36 million in the first nine months of 2023, driven primarily by net unrealized investment gains from other long-term investments. Ark’s results also included $48 million for an increase in the fair value of its contingent consideration liability in the first nine months of 2024 compared to $17 million in the first nine months of 2023.
WM Outrigger Re’s combined ratio was 50% and 40% in the first nine months of 2024 and 2023. Catastrophe losses in 2024 included Hurricanes Helene, Debby and Beryl as well as Calgary hailstorms. Major catastrophe losses affecting WM Outrigger Re in 2023 were minimal. In the first nine months of 2024, WM Outrigger Re’s combined ratio was 52% for underwriting year 2024 and 30% for underwriting year 2023. WM Outrigger Re reported gross and net written premiums of $82 million and net earned premiums of $63 million in the first nine months of 2024 compared to gross and net written premiums of $108 million and net earned premiums of $75 million in the first nine months of 2023. Net earned premiums decreased due to White Mountains’s lower capital commitment to WM Outrigger Re in 2024 compared to 2023. WM Outrigger Re reported pre-tax income of $40 million in the first nine months of 2024, of which $36 million was attributable to underwriting year 2024 and $4 million to underwriting year 2023, compared to $53 million in the first nine months of 2023.
The following tables present the Ark/WM Outrigger segment’s insurance premiums, insurance expenses and insurance ratios for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30, 2024
$ in Millions	Ark	WM Outrigger Re	Eliminations	Total
Insurance premiums:
Gross written premiums	$1,942.7	$82.0	$(82.0)	$1,942.7
Net written premiums	$1,358.2	$82.0	$—	$1,440.2
Net earned premiums	$1,110.5	$62.8	$—	$1,173.3

Insurance expenses:
Loss and loss adjustment expenses	$630.4	$13.6	$—	$644.0
Acquisition expenses	212.9	17.9	—	230.8
Other underwriting expenses (1)	103.9	—	—	103.9
Total insurance expenses	$947.2	$31.5	$—	$978.7

Insurance ratios:
Loss and loss adjustment expense	56.8%	21.7%	—%	54.9%
Acquisition expense	19.2	28.5	—	19.7
Other underwriting expense	9.4	—	—	8.9
Combined Ratio	85.4%	50.2%	—%	83.5%
(1) Included within general and administrative expenses in the consolidated statement of operations.

	Nine Months Ended September 30, 2023
$ in Millions	Ark	WM Outrigger Re	Eliminations	Total
Insurance premiums:
Gross written premiums	$1,666.7	$108.4	$(108.4)	$1,666.7
Net written premiums	$1,198.0	$108.4	$—	$1,306.4
Net earned premiums	$971.9	$75.4	$—	$1,047.3

Insurance expenses:
Loss and loss adjustment expenses	$573.2	$7.9	$—	$581.1
Acquisition expenses	189.3	22.2	—	211.5
Other underwriting expenses (1)	78.5	—	—	78.5
Total insurance expenses	$841.0	$30.1	$—	$871.1

Insurance ratios:
Loss and loss adjustment expense	59.0%	10.5%	—%	55.5%
Acquisition expense	19.5	29.4	—	20.2
Other underwriting expense	8.1	—	—	7.5
Combined Ratio	86.6%	39.9%	—%	83.2%
(1) Included within general and administrative expenses in the consolidated statement of operations.

The following table presents WM Outrigger Re’s insurance premiums, combined ratio and pre-tax income by underwriting year for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024			2023
$ in Millions	2024 Underwriting Year	2023 Underwriting Year	Total	2023 Underwriting Year
Insurance premiums:
Gross written premiums	$81.8	$.2	$82.0	$108.4
Net written premiums	$81.8	$.2	$82.0	$108.4
Net earned premiums	$56.9	$5.9	$62.8	$75.4

Combined Ratio	52.3%	30.1%	50.2%	39.9%

Pre-tax income	$36.0	$4.1	$40.1	$52.8

Gross Written Premiums
Gross written premiums increased 17% to $1,943 million in the first nine months of 2024 compared to $1,667 million in the first nine months of 2023. The increase in gross written premiums was driven primarily by the property, marine & energy and accident & health lines of business, aided by the addition of new underwriters and product lines. Risk adjusted rate change was flat year-over-year. Growth in the marine & energy and accident & health lines of business was aided by the addition of new teams in London. The risk adjusted rate change on the Outrigger Re Ltd. portfolio of global property reinsurance was down 3% in the first nine months of 2024. The following table presents the Ark/WM Outrigger segment’s gross written premiums by line of business for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
Millions	2024	2023
Property	$943.6	$809.4
Specialty	401.8	381.9
Marine & Energy	398.3	332.3
Casualty	108.5	84.2
Accident & Health	90.5	58.9
Total Gross Written Premiums	$1,942.7	$1,666.7

Ark/WM Outrigger Balance Sheets
The following tables present amounts from Ark and WM Outrigger Re that are contained within White Mountains’s consolidated balance sheet as of September 30, 2024 and December 31, 2023:

	September 30, 2024
Millions	Ark	WM Outrigger Re	Eliminations and Segment Adjustments	Total
Assets
Fixed maturity investments, at fair value	$1,461.2	$—	$—	$1,461.2
Common equity securities, at fair value	435.6	—	—	435.6
Short-term investments, at fair value	379.2	199.9	—	579.1
Other long-term investments	544.8	—	—	544.8
Total investments	2,820.8	199.9	—	3,020.7
Cash	148.7	.1	—	148.8
Reinsurance recoverables	801.0	—	(53.0)	748.0
Insurance premiums receivable	993.0	28.3	(28.3)	993.0
Deferred acquisition costs	195.0	4.7	—	199.7
Goodwill and other intangible assets	292.5	—	—	292.5
Other assets	175.8	—	—	175.8
Total assets	$5,426.8	$233.0	$(81.3)	$5,578.5
Liabilities
Loss and loss adjustment expense reserves	$2,133.0	$28.0	$(28.0)	$2,133.0
Unearned insurance premiums	1,149.8	25.0	(25.0)	1,149.8
Debt	156.8	—	—	156.8
Reinsurance payable	258.5	—	(28.3)	230.2
Contingent consideration	141.5	—	—	141.5
Other liabilities	188.9	—	—	188.9
Total liabilities	4,028.5	53.0	(81.3)	4,000.2
Equity
White Mountains’s common shareholders’ equity	1,000.4	180.0	—	1,180.4
Noncontrolling interests	397.9	—	—	397.9
Total equity	1,398.3	180.0	—	1,578.3
Total liabilities and equity	$5,426.8	$233.0	$(81.3)	$5,578.5

	December 31, 2023
Millions	Ark	WM Outrigger Re	Eliminations and Segment Adjustments	Total
Assets
Fixed maturity investments, at fair value	$866.8	$—	$—	$866.8
Common equity securities, at fair value	400.6	—	—	400.6
Short-term investments, at fair value	697.5	265.3	—	962.8
Other long-term investments	440.9	—	—	440.9
Total investments	2,405.8	265.3	—	2,671.1
Cash	90.2	.3	—	90.5
Reinsurance recoverables	463.3	—	(21.3)	442.0
Insurance premiums receivable	612.2	27.7	(27.7)	612.2
Deferred acquisition costs	144.3	1.0	—	145.3
Goodwill and other intangible assets	292.5	—	—	292.5
Other assets	125.0	—	—	125.0
Total assets	$4,133.3	$294.3	$(49.0)	$4,378.6
Liabilities
Loss and loss adjustment expense reserves	$1,605.1	$15.6	$(15.6)	$1,605.1
Unearned insurance premiums	743.6	5.7	(5.7)	743.6
Debt	185.5	—	—	185.5
Reinsurance payable	108.8	—	(27.7)	81.1
Contingent consideration	94.0	—	—	94.0
Other liabilities	166.8	—	—	166.8
Total liabilities	2,903.8	21.3	(49.0)	2,876.1
Equity
White Mountains’s common shareholders’ equity	892.6	273.0	—	1,165.6
Noncontrolling interests	336.9	—	—	336.9
Total equity	1,229.5	273.0	—	1,502.5
Total liabilities and equity	$4,133.3	$294.3	$(49.0)	$4,378.6

HG Global

The following tables present the components of pre-tax income (loss) included in the HG Global segment for the three and nine months ended September 30, 2024 and 2023. The HG Global segment consists of HG Global, which includes HG Re and its other wholly-owned subsidiaries, and, prior to its deconsolidation on July 1, 2024, BAM. Through June 30, 2024, BAM’s results of operations are presented within the HG Global segment.

Three Months Ended September 30, 2024
Millions	HG Global
Direct written premiums	$—
Assumed written premiums	14.0
Gross written premiums	14.0
Ceded written premiums	—
Net written premiums	$14.0

Earned insurance premiums	$7.5
Net investment income	6.0
Net realized and unrealized investment gains (losses)	22.5
Interest income from BAM Surplus Notes	7.9
Change in fair value of BAM Surplus Notes	15.8
Unrealized loss on deconsolidation of BAM	(114.5)
Other revenues	—
Total revenues	(54.8)
Acquisition expenses	1.9
General and administrative expenses	.3
Interest expense (1)	6.1
Total expenses	8.3
Pre-tax income (loss)	$(63.1)
(1) Amount includes $0.3 of intercompany interest expense that is eliminated in White Mountains’s consolidated financial statements. For segment reporting, HG Global’s intercompany interest expense included within the HG Global segment is eliminated against the offsetting intercompany interest income included within Other Operations.

	Three Months Ended September 30, 2023
Millions	HG Global	BAM	Eliminations	Total
Direct written premiums	$—	$16.5	$—	$16.5
Assumed written premiums	14.2	—	(14.2)	—
Gross written premiums	14.2	16.5	(14.2)	16.5
Ceded written premiums	—	(14.2)	14.2	—
Net written premiums	$14.2	$2.3	$—	$16.5
Earned insurance premiums	$6.6	$1.3	$—	$7.9
Net investment income	4.3	3.8	—	8.1
Net realized and unrealized investment gains (losses)	(13.6)	(10.5)	—	(24.1)
Interest income from BAM Surplus Notes	6.6	—	(6.6)	—
Other revenues	—	.7	—	.7
Total revenues	3.9	(4.7)	(6.6)	(7.4)
Acquisition expenses	2.0	.1	—	2.1
General and administrative expenses	.5	17.0	—	17.5
Interest expense (1)	3.9	—	—	3.9
Interest expense from BAM Surplus Notes	—	6.6	(6.6)	—
Total expenses	6.4	23.7	(6.6)	23.5
Pre-tax income (loss)	$(2.5)	$(28.4)	$—	$(30.9)
Supplemental information:
MSC collected (2)	$—	$19.9	$—	$19.9
(1) Amount includes $0.1 of intercompany interest expense that is eliminated in White Mountains’s consolidated financial statements. For segment reporting, HG Global’s intercompany interest expense included within the HG Global segment is eliminated against the offsetting intercompany interest income included within Other Operations.
(2) MSC collected are recorded directly to BAM’s equity, which was recorded as noncontrolling interest on White Mountains’s balance sheet through June 30, 2024.

	Nine Months Ended September 30, 2024
Millions	HG Global	BAM (1)	Eliminations	Total
Direct written premiums	$—	$24.1	$—	$24.1
Assumed written premiums	34.5	—	(20.5)	14.0
Gross written premiums	34.5	24.1	(20.5)	38.1
Ceded written premiums	—	(20.5)	20.5	—
Net written premiums	$34.5	$3.6	$—	$38.1
Earned insurance premiums	$21.5	$2.8	$—	$24.3
Net investment income	17.3	8.8	—	26.1
Net realized and unrealized investment gains (losses)	13.2	(5.1)	—	8.1
Interest income from BAM Surplus Notes	21.1	—	(13.2)	7.9
Change in fair value of BAM Surplus Notes	15.8	—	—	15.8
Unrealized loss on deconsolidation of BAM	(114.5)	—	—	(114.5)
Other revenues	—	1.1	—	1.1
Total revenues	(25.6)	7.6	(13.2)	(31.2)
Acquisition expenses	5.9	.4	—	6.3
General and administrative expenses (2)	1.0	33.5	—	34.5
Interest expense (3)	14.2	—	—	14.2
Interest expense from BAM Surplus Notes	—	13.2	(13.2)	—
Total expenses	21.1	47.1	(13.2)	55.0
Pre-tax income (loss)	$(46.7)	$(39.5)	$—	$(86.2)
Supplemental information:
MSC collected (4)	$—	$26.0	$—	$26.0
(1) Effective July 1, 2024, White Mountains no longer consolidates BAM. For the period from January 1, 2024 through June 30, 2024, BAM’s results of operations are presented within the HG Global segment.
(2) Amount includes $(0.3) of intercompany general and administrative expenses that are eliminated in White Mountains’s consolidated financial statements. For segment reporting, HG Global’s intercompany general and administrative expenses included within the HG Global segment are eliminated against the offsetting intercompany general and administrative expenses included within Other Operations.
(3) Amount includes $0.8 of intercompany interest expense that is eliminated in White Mountains’s consolidated financial statements. For segment reporting, HG Global’s intercompany interest expense included within the HG Global segment is eliminated against the offsetting intercompany interest income included within Other Operations.
(4) MSC collected are recorded directly to BAM’s equity, which was recorded as noncontrolling interest on White Mountains’s balance sheet through June 30, 2024.

	Nine Months Ended September 30, 2023
Millions	HG Global	BAM	Eliminations	Total
Direct written premiums	$—	$37.3	$—	$37.3
Assumed written premiums	31.9	—	(31.9)	—
Gross written premiums	31.9	37.3	(31.9)	37.3
Ceded written premiums	—	(31.9)	31.9	—
Net written premiums	$31.9	$5.4	$—	$37.3
Earned insurance premiums	$19.4	$3.9	$—	$23.3
Net investment income	12.4	10.5	—	22.9
Net realized and unrealized investment gains (losses)	(11.4)	(5.6)	—	(17.0)
Interest income from BAM Surplus Notes	19.7	—	(19.7)	—
Other revenues	—	2.0	—	2.0
Total revenues	40.1	10.8	(19.7)	31.2
Acquisition expenses	5.6	.7	—	6.3
General and administrative expenses	1.9	47.8	—	49.7
Interest expense (3)	11.1	—	—	11.1
Interest expense from BAM Surplus Notes	—	19.7	(19.7)	—
Total expenses	18.6	68.2	(19.7)	67.1
Pre-tax income (loss)	$21.5	$(57.4)	$—	$(35.9)
Supplemental information:
MSC collected (2)	$—	$46.4	$—	$46.4
(1) Amount includes $0.3 of intercompany interest expense that is eliminated in White Mountains’s consolidated financial statements. For segment reporting, HG Global’s intercompany interest expense included within the HG Global segment is eliminated against the offsetting intercompany interest income included within Other Operations.
(2) MSC collected are recorded directly to BAM’s equity, which was recorded as noncontrolling interest on White Mountains’s balance sheet through June 30, 2024.

HG Global Results—Three Months Ended September 30, 2024 versus Three Months Ended September 30, 2023
Effective July 1, 2024, White Mountains no longer consolidates BAM. Upon deconsolidation, the BAM Surplus Notes, including accrued interest receivable, were fair valued in accordance with GAAP at $387 million, which resulted in an unrealized loss on deconsolidation of $115 million. As of September 30, 2024, the BAM Surplus Notes were fair valued at $411 million, which included accrued interest of $8 million and an increase in fair value of $16 million, driven by lower interest rates, during the third quarter of 2024. As of June 30, 2024, for adjusted book value purposes, the BAM Surplus Notes were valued at $415 million, including an $87 million time value discount.
HG Global reported gross written premiums of $14 million and earned premiums of $8 million in the third quarter of 2024 compared to gross written premiums of $14 million and earned premiums of $7 million in the third quarter of 2023. HG Global reported gross written premiums net of ceding commission paid of $10 million in the third quarter of 2024 compared to $10 million in the third quarter of 2023. HG Global’s total par value of policies assumed, which represents its first loss exposure on policies assumed from BAM, was $688 million in the third quarter of 2024, of which $582 million was in the primary market, compared to $644 million in the third quarter of 2023, of which $553 million was in the primary market.
HG Global’s total gross pricing was 203 basis points in the third quarter of 2024, compared to 220 basis points in the third quarter of 2023. Pricing in the primary market increased to 168 basis points in the third quarter of 2024 compared to 156 basis points in the third quarter of 2023. Pricing in the secondary market, which is more transaction specific than pricing in the primary market, decreased to 396 basis points in the third quarter of 2024 compared to 611 basis points in the third quarter of 2023. Total pricing net of ceding commission paid decreased to 144 basis points in the third quarter of 2024 compared to 152 basis points in the third quarter of 2023.

The following table presents HG Global’s par value assumed, reinsurance premiums and pricing for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
HG Global	2024	2023
Par value assumed:
Par value of primary market policies assumed (1)	$582.3	$552.7
Par value of secondary market policies assumed (1)	106.1	91.6
Total par value of policies assumed	$688.4	$644.3

Reinsurance premiums:
Gross written premiums from primary market	$9.8	$8.6
Gross written premiums from secondary market	4.2	5.6
Total gross written premiums	14.0	14.2
Ceding commission paid	4.1	4.4
Total gross written premiums net of ceding commission paid	$9.9	$9.8

Earned premiums	$7.5	$6.6

Pricing:
Gross pricing from primary market	168 bps	156 bps
Gross pricing from secondary market	396 bps	611 bps
Total gross pricing	203 bps	220 bps

Total pricing net of ceding commission paid	144 bps	152 bps
(1) For capital appreciation bonds, par is adjusted to the estimated equivalent par value for current interest paying bonds.

HG Global reported pre-tax loss of $63 million in the third quarter of 2024 compared to $3 million in the third quarter of 2023. HG Global’s results in the third quarter of 2024 included the loss on deconsolidation of $115 million, partially offset by the increase in fair value of the BAM Surplus Notes of $16 million. HG Global’s results in the third quarter of 2024 included net realized and unrealized investment gains (losses) on its fixed income portfolio of $23 million, compared to $(14) million in the third quarter of 2023, driven by the movement of interest rates in each period. HG Global’s results in the third quarter of 2024 and 2023 included interest income on the BAM Surplus Notes of $8 million and $7 million.

HG Global Results—Nine Months Ended September 30, 2024 versus Nine Months Ended September 30, 2023
HG Global reported gross written premiums of $35 million and earned premiums of $22 million in the first nine months of 2024 compared to gross written premiums of $32 million and earned premiums of $19 million in the first nine months of 2023. HG Global reported gross written premiums net of ceding commission paid of $24 million in the first nine months of 2024 compared to $22 million in the first nine months of 2023. HG Global’s total par value of policies assumed, which represents its first loss exposure on policies assumed from BAM, was $2,012 million in the first nine months of 2024, of which $1,760 million was in the primary market, compared to $1,594 million in the first nine months of 2023, of which $1,311 million was in the primary market.

HG Global’s total gross pricing was 171 basis points in the first nine months of 2024, compared to 200 basis points in the first nine months of 2023. Pricing in the primary market decreased to 133 basis points in the first nine months of 2024 compared to 148 basis points in the first nine months of 2023, due to tighter municipal bond spreads and the volume of large higher-credit issuances that BAM insured. Pricing in the secondary market, which is more transaction specific than pricing in the primary market, decreased to 437 basis points in the first nine months of 2024 compared to 442 basis points in the first nine months of 2023. Total pricing net of ceding commission paid decreased to 121 basis points in the first nine months of 2024 compared to 139 basis points in the first nine months of 2023.
The following table presents HG Global’s par value assumed, reinsurance premiums and pricing for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
HG Global	2024	2023
Par value assumed:
Par value of primary market policies assumed (1)	$1,760.3	$1,310.8
Par value of secondary market policies assumed (1)	252.0	283.1
Total par value of policies assumed	$2,012.3	$1,593.9

Reinsurance premiums:
Gross written premiums from primary market	$23.5	$19.4
Gross written premiums from secondary market	11.0	12.5
Total gross written premiums	34.5	31.9
Ceding commission paid	10.1	9.7
Total gross written premiums net of ceding commission paid	$24.4	$22.2

Earned premiums	$21.5	$19.4

Pricing:
Gross pricing from primary market	133 bps	148 bps
Gross pricing from secondary market	437 bps	442 bps
Total gross pricing	171 bps	200 bps

Total pricing net of ceding commission paid	121 bps	139 bps
(1) For capital appreciation bonds, par is adjusted to the estimated equivalent par value for current interest paying bonds.

HG Global reported pre-tax income (loss) of $(47) million in the nine months of 2024 compared to $22 million in the first nine months of 2023. HG Global’s results in the first nine months of 2024 included the loss on deconsolidation of $115 million, partially offset by the increase in fair value of the BAM Surplus Notes of $16 million. HG Global’s results in the first nine months of 2024 included net realized and unrealized investment gains (losses) on its fixed income portfolio of $13 million compared to $(11) million in the first nine months of 2023, driven by the movement of interest rates in each period. HG Global’s results in the first nine months of 2024 included interest income on the BAM Surplus Notes of $21 million compared to $20 million in the first nine months of 2023.

HG Global Balance Sheets
The following tables present amounts for the HG Global segment that are presented within White Mountains’s consolidated balance sheet as of September 30, 2024 and December 31, 2023. The HG Global segment consists of HG Global, which includes HG Re and its other wholly-owned subsidiaries, and, prior to its deconsolidation on July 1, 2024, BAM. Effective July 1, 2024, White Mountains no longer consolidates BAM. Through June 30, 2024, BAM’s assets, liabilities, and noncontrolling interests are presented within the HG Global segment.

September 30, 2024
Millions	HG Global
Assets
Fixed maturity investments, at fair value	$636.1
Short-term investments, at fair value	34.6
Total investments	670.7
Cash	1.2
BAM Surplus Notes, at fair value (1)	411.1
Insurance premiums receivable	7.9
Deferred acquisition costs	83.2
Other assets	27.8
Total assets	$1,201.9
Liabilities
Preferred dividends payable to White Mountains (2)	446.4
Preferred dividends payable to noncontrolling interests	13.7
Unearned insurance premiums	287.0
Debt	147.3
Intercompany debt (2)	12.6
Accrued incentive compensation	1.1
Other liabilities	4.8
Total liabilities	912.9
Equity
White Mountains’s common shareholders’ equity (2)	298.3
Noncontrolling interests	(9.3)
Total equity	289.0
Total liabilities and equity	$1,201.9
(1) The fair value of the BAM Surplus Notes includes accrued interest receivable.
(2) HG Global’s preferred dividends payable to White Mountains of $446.4 and intercompany debt of $12.6 are eliminated in White Mountains’s consolidated financial statements. For segment reporting, these amounts are included within the HG Global segment and are eliminated against the offsetting receivables included within Other Operations. After intercompany eliminations, HG Global’s total equity attributable to White Mountains’s common shareholders is $757.3.

	December 31, 2023
Millions	HG Global	BAM	Eliminations and Segment Adjustments	Total Segment
Assets
Fixed maturity investments, at fair value	$573.3	$439.0	$—	$1,012.3
Short-term investments, at fair value	42.7	27.9	—	70.6
Total investments	616.0	466.9	—	1,082.9
Cash	3.2	3.5	—	6.7
BAM Surplus Notes, at nominal value	322.2	—	(322.2)	—
Accrued interest receivable on BAM Surplus Notes, at nominal value	174.5	—	(174.5)	—
Insurance premiums receivable	3.4	5.5	(3.4)	5.5
Deferred acquisition costs	79.0	40.1	(79.0)	40.1
Other assets	23.0	14.0	(.2)	36.8
Total assets	$1,221.3	$530.0	$(579.3)	$1,172.0
Liabilities
BAM Surplus Notes, at nominal value (1)	$—	$322.2	$(322.2)	$—
Accrued interest payable on BAM Surplus Notes, at nominal value (2)	—	174.5	(174.5)	—
Preferred dividends payable to White Mountains (3)	399.8	—	—	399.8
Preferred dividends payable to noncontrolling interests	14.7	—	—	14.7
Unearned insurance premiums	273.9	51.9	—	325.8
Debt	146.9	—	—	146.9
Intercompany debt (3)	4.0	—	—	4.0
Accrued incentive compensation	1.6	25.6	—	27.2
Other liabilities	4.1	95.6	(82.6)	17.1
Total liabilities	845.0	669.8	(579.3)	935.5
Equity
White Mountains’s common shareholders’ equity (3)	375.5	—	—	375.5
Noncontrolling interests	.8	(139.8)	—	(139.0)
Total equity	376.3	(139.8)	—	236.5
Total liabilities and equity	$1,221.3	$530.0	$(579.3)	$1,172.0
(1) Under GAAP, the BAM Surplus Notes were classified as debt prior to the deconsolidation of BAM on July 1, 2024. Under U.S. Statutory accounting, they are classified as policyholders’ surplus.
(2)    Under GAAP, interest accrues daily on the BAM Surplus Notes. Under U.S. Statutory accounting, interest is not accrued on the BAM Surplus Notes until it has been approved for payment by insurance regulators.
(3)    HG Global’s preferred dividends payable to White Mountains of $399.8 and intercompany debt of $4.0 are eliminated in White Mountains’s consolidated financial statements. For segment reporting, these amounts are included within the HG Global segment and are eliminated against the offsetting receivables included within Other Operations. After intercompany eliminations, HG Global’s total equity attributable to White Mountains’s common shareholders is $779.3.

Kudu

As of September 30, 2024, Kudu had deployed a total of $885 million, including transaction costs, into 25 asset and wealth management firms globally, including three that have been exited. As of September 30, 2024, the asset and wealth management firms had combined assets under management (“AUM”) of approximately $117 billion, spanning a range of asset classes, including real estate, wealth management, hedge funds, private equity and alternative credit strategies. Kudu’s capital was deployed at an average gross cash yield at inception of approximately 10% based on expected cash flows in the first year following deployment.
The following table presents the components of GAAP net income (loss), EBITDA and adjusted EBITDA included in the Kudu segment for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2024	2023	2024	2023
Net investment income (1)	$17.2	$15.1	$50.1	$44.0
Net realized and unrealized investment gains (losses)	29.5	11.2	77.5	45.4
Other revenues	.5	—	.5	—
Total revenues	47.2	26.3	128.1	89.4
General and administrative expenses	3.6	4.5	10.5	12.3
Interest expense	5.7	5.5	16.7	15.5
Total expenses	9.3	10.0	27.2	27.8
GAAP pre-tax income (loss)	37.9	16.3	100.9	61.6
Income tax (expense) benefit	(9.2)	(4.6)	(18.3)	(13.9)
GAAP net income (loss)	28.7	11.7	82.6	47.7
Add back:
Interest expense	5.7	5.5	16.7	15.5
Income tax expense (benefit)	9.2	4.6	18.3	13.9
Depreciation expense	.1	.1	.1	.1
Amortization of other intangible assets	—	—	.2	.2
EBITDA (2)	43.7	21.9	117.9	77.4
Exclude:
Net realized and unrealized investment (gains) losses	(29.5)	(11.2)	(77.5)	(45.4)
Transaction expenses	.2	1.1	.3	2.4
Adjusted EBITDA (2)	$14.4	$11.8	$40.7	$34.4
(1) Net investment income includes revenues from participation contracts and income from short-term and other long-term investments.
(2) See “NON-GAAP FINANCIAL MEASURES” on page 86.

The following table presents the changes in the fair value of Kudu’s Participation Contracts:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2024	2023	2024	2023
Beginning balance of Kudu’s Participation Contracts (1)	$901.3	$737.1	$890.5	$695.9
Contributions to Participation Contracts (2)	—	26.7	.2	144.1
Proceeds from Participation Contracts sold (2) (3)	—	—	(37.5)	(110.4)
Net realized and unrealized investment gains (losses) on Participation Contracts sold and pending sale (4)	—	(.6)	(6.3)	(1.8)
Net unrealized investment gains (losses) on Participation Contracts - all other (5)	29.3	12.1	83.7	47.5
Ending balance of Kudu’s Participation Contracts (1)	$930.6	$775.3	$930.6	$775.3
(1) As of September 30, 2023, January 1, 2024 and September 30, 2024, Kudu’s other long-term investments also include $5.4, $5.8 and $6.2 related to a private debt instrument.
(2) Includes $35.8 of non-cash contributions to (proceeds from) Participation Contracts for the nine months ended September 30, 2023.
(3) Includes $28.6 of proceeds receivable from Participation Contracts sold during the three and nine months ended September 30, 2024.
(4) Includes net realized and unrealized investment gains (losses) recognized from Participation Contracts beginning in the quarter a contract is classified as pending sale.
(5) Includes net unrealized investment gains (losses) recognized from (i) ongoing Participation Contracts and (ii) Participation Contracts prior to classification as pending sale.

Kudu Results—Three Months Ended September 30, 2024 versus Three Months Ended September 30, 2023
Kudu reported total revenues of $47 million, pre-tax income of $38 million and adjusted EBITDA of $14 million in the third quarter of 2024 compared to total revenues of $26 million, pre-tax income of $16 million and adjusted EBITDA of $12 million in the third quarter of 2023. Total revenues, pre-tax income and adjusted EBITDA included $17 million of net investment income in the third quarter of 2024 compared to $15 million in the third quarter of 2023. The increase in net investment income was driven primarily by amounts earned from new deployments that Kudu made subsequent to September 30, 2023 along with higher dividends from existing Participation Contracts due to growth in assets under management, partially offset by lower distributions from several underlying asset managers. Total revenues and pre-tax income also included $30 million of net realized and unrealized investment gains in the third quarter of 2024 compared to $11 million in the third quarter of 2023. Investment gains for the third quarter of 2024 were driven primarily by increases in the fair value of Kudu’s Participation Contracts as a result of lower discount rates. Investment gains for the third quarter of 2023 were driven primarily by increases in the fair value of Kudu’s Participation Contracts as a result of increased expected growth from certain underlying asset managers, partially offset by higher discount rates.

Kudu Results—Nine Months Ended September 30, 2024 versus Nine Months Ended September 30, 2023
Kudu reported total revenues of $128 million, pre-tax income of $101 million and adjusted EBITDA of $41 million in the first nine months of 2024 compared to total revenues of $89 million, pre-tax income of $62 million and adjusted EBITDA of $34 million in the first nine months of 2023. Total revenues, pre-tax income and adjusted EBITDA included $50 million of net investment income in the first nine months of 2024 compared to $44 million in the first nine months of 2023. The increase in net investment income was driven primarily by amounts earned from new deployments that Kudu made subsequent to September 30, 2023 along with higher dividends from existing Participation Contracts due to growth in assets under management, partially offset by lower distributions from several underlying asset managers. Total revenues and pre-tax income also included $78 million of net realized and unrealized investment gains in the first nine months of 2024 compared to $45 million in the first nine months of 2023. Investment gains for the first nine months of 2024 were driven primarily by increases in the fair value of Kudu’s Participation Contracts as a result of lower discount rates and increased growth at several underlying asset managers, partially offset by an unrealized loss from a publicly listed security received by Kudu in a prior sales transaction. Investment gains for the first nine months of 2023 were driven primarily by increases in the fair value of Kudu’s Participation Contracts as a result of increased growth at several underlying asset managers, partially offset by an unrealized loss from a publicly listed security received by Kudu in a prior sales transaction.

Bamboo

On January 2, 2024, White Mountains closed the Bamboo Transaction in accordance with the terms of the Bamboo Merger Agreement, investing $297 million of equity into Bamboo, which included the contribution of $36 million to retire Bamboo’s legacy credit facility and the contribution of $20 million of primary capital. The consideration is subject to customary purchase price adjustments. At closing, White Mountains owned 72.8% of Bamboo on a basic shares outstanding basis (63.7% on a fully-diluted/fully-converted basis, taking account of management’s equity incentives), while Bamboo management owned 16.1% of basic shares outstanding (26.6% on a fully-diluted/fully-converted basis). See Note 2 — “Significant Transactions.”
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

The following table presents the components of GAAP net income (loss), MGA net income (loss), MGA EBITDA and MGA adjusted EBITDA included in White Mountains’s Bamboo segment for the three and nine months ended September 30, 2024:

Millions	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Commission and fee revenues	$42.7	$97.3
Earned insurance premiums	10.6	27.0
Other revenues	2.4	4.5
Total revenues	55.7	128.8
Broker commission expenses	15.9	37.9
Loss and loss adjustment expenses	4.4	14.5
Acquisition expenses	3.7	9.7
General and administrative expenses	16.2	43.9
Total expenses	40.2	106.0
GAAP pre-tax income (loss)	15.5	22.8
Income tax (expense) benefit	(2.7)	(4.2)
GAAP net income (loss)	12.8	18.6

Exclude:
Net (income) loss, Bamboo Captive	(1.9)	(1.9)
MGA net income (loss) (1)	10.9	16.7

Add back:
Income tax expense (benefit)	2.7	4.2
Depreciation expense	.1	.1
Amortization of other intangible assets	3.9	12.4
MGA EBITDA (1)	17.6	33.4

Exclude:
Non-cash equity-based compensation expense	.4	1.0
Software implementation expenses	.5	1.4
Restructuring expenses	.1	.7
MGA adjusted EBITDA (1)	$18.6	$36.5
(1) See “NON-GAAP FINANCIAL MEASURES” on page 86.

Bamboo Results—Three and Nine Months Ended September 30, 2024
Bamboo reported commission and fee revenues of $43 million and $97 million and pre-tax income of $16 million and $23 million for the third quarter and first nine months of 2024. Commission and fee revenues were more than double Bamboo’s commissions and fee revenues for the third quarter and first nine months of 2023 (prior to White Mountains’s ownership of Bamboo), driven primarily by higher managed premiums. Bamboo reported MGA pre-tax income of $14 million and $21 million and MGA adjusted EBITDA of $19 million and $37 million for the third quarter and first nine months of 2024.

Managed premiums
Managed premiums represent the total premiums placed by Bamboo during the period. Managed premiums were $148 million for the third quarter of 2024 compared to $71 million for the third quarter of 2023 (prior to White Mountains’s ownership of Bamboo). Managed premiums were $358 million for the first nine months of 2024 compared to $140 million for the first nine months of 2023 (prior to White Mountains’s ownership of Bamboo). The increase in managed premiums was driven primarily by growth in new business volume as well as a growing renewal book.
The following table presents Bamboo’s managed premiums for the three and nine months ended September 30, 2024 and 2023, which includes periods prior to White Mountains’s ownership of Bamboo. White Mountains believes this information is useful in understanding the overall growth in Bamboo’s premium base.

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2024	2023	2024	2023
New	$84.2	$53.8	$235.3	$91.8
Renewal	64.1	17.4	122.3	48.1
Total Managed Premiums	$148.3	$71.2	$357.6	$139.9

Other Operations

The following table presents the components of pre-tax income (loss) included in White Mountains’s Other Operations for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2024	2023	2024	2023
Earned insurance premiums	$11.2	$—	$19.8	$—
Net investment income	9.6	8.0	27.9	22.0
Net realized and unrealized investment gains (losses)	29.7	8.0	60.4	125.8
Net realized and unrealized investment gains (losses) from investment in MediaAlpha	88.2	(46.8)	159.7	(38.9)
Commission and fee revenues	4.1	3.5	11.1	10.0
Other revenues	14.8	15.2	43.7	67.1
Total revenues	157.6	(12.1)	322.6	186.0
Loss and loss adjustment expenses	4.2	—	8.1	—
Acquisition expenses	4.5	—	7.1	—
Cost of sales	7.6	8.0	22.2	33.5
General and administrative expenses	32.9	42.2	126.4	130.7
Interest expense	.3	.9	1.6	2.9
Total expenses	49.5	51.1	165.4	167.1
Pre-tax income (loss)	$108.1	$(63.2)	$157.2	$18.9

Other Operations Results—Three Months Ended September 30, 2024 versus Three Months Ended September 30, 2023
White Mountains’s Other Operations reported pre-tax income (loss) of $108 million in the third quarter of 2024 compared to $(63) million in the third quarter of 2023. White Mountains’s Other Operations reported net realized and unrealized investment gains (losses) from its investment in MediaAlpha of $88 million in the third quarter of 2024 compared to $(47) million in the third quarter of 2023. Excluding MediaAlpha, White Mountains’s Other Operations reported net realized and unrealized investment gains of $30 million in the third quarter of 2024, driven by gains across the portfolio, compared to $8 million in the third quarter of 2023, driven primarily by gains from other long-term investments, partially offset by losses from fixed income and common equity securities. White Mountains’s Other Operations reported net investment income of $10 million in the third quarter of 2024 compared to $8 million in the third quarter of 2023. See Summary of Investment Results on page 78.
White Mountains’s Other Operations reported $15 million of other revenues in the third quarter of both 2024 and 2023. White Mountains’s Other Operations reported $8 million of cost of sales in the third quarter of both 2024 and 2023.
White Mountains’s Other Operations reported general and administrative expenses of $33 million in the third quarter of 2024 compared to $42 million in the third quarter of 2023. Other Operations general and administrative expenses in the third quarter of 2024 included $16 million of parent company compensation and benefits compared to $21 million in the third quarter of 2023.
In the third quarter of 2024, White Mountains’s Other Operations reported $11 million of earned premiums, $4 million of loss and loss adjustment expenses and $5 million of acquisition expenses related to Bamboo CRV.

Other Operations Results—Nine Months Ended September 30, 2024 versus Nine Months Ended September 30, 2023
White Mountains’s Other Operations reported pre-tax income of $157 million in the first nine months of 2024 compared to $19 million in the first nine months of 2023. White Mountains’s Other Operations results included net realized and unrealized investment gains (losses) from its investment in MediaAlpha of $160 million in the first nine months of 2024 compared to $(39) million in the first nine months of 2023. Excluding MediaAlpha, White Mountains’s Other Operations results included net realized and unrealized investment gains of $60 million in the first nine months of 2024 compared to $126 million in the first nine months of 2023, driven primarily by gains from common equity securities and other long-term investments in both periods. White Mountains’s Other Operations results included net investment income of $28 million in the first nine months of 2024 compared to $22 million in the first nine months of 2023. See Summary of Investment Results on page 78.
White Mountains’s Other Operations reported $44 million of other revenues in the first nine months of 2024 compared to $67 million in the first nine months of 2023. White Mountains’s Other Operations reported $22 million of cost of sales in the first nine months of 2024 compared to $34 million in the first nine months of 2023. The decrease in other revenues and cost of sales were driven primarily by a business sold within Other Operations in 2023.
White Mountains’s Other Operations reported general and administrative expenses of $126 million in the first nine months of 2024 compared to $131 million in the first nine months of 2023. Other Operations general and administrative expenses in the first nine months of 2024 included $67 million of parent company compensation and benefits compared to $62 million in the first nine months of 2023.
In the first nine months of 2024, White Mountains’s Other Operations reported $20 million of earned premiums, $8 million of loss and loss adjustment expenses and $7 million of acquisition expenses related to Bamboo CRV.

II. Summary of Investment Results

White Mountains’s total investment results include results from all segments. Effective July 1, 2024, White Mountains no longer consolidates BAM. White Mountains’s consolidated financial statements through June 30, 2024 included BAM’s fixed income portfolio and related investment results. See Note 2 — “Significant Transactions.” For purposes of discussing rates of return, percentages are presented gross of management fees and trading expenses.

Gross Investment Returns and Benchmark Returns
The following table presents the pre-tax investment returns for White Mountains’s consolidated portfolio for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Fixed income investments	2.9%	—%	4.6%	2.5%
Bloomberg Barclays U.S. Intermediate Aggregate Index	4.6%	(1.9)%	4.6%	(0.3)%

Common equity securities	4.0%	(2.5)%	12.1%	6.8%
Investment in MediaAlpha	37.5%	(19.9)%	59.0%	(17.2)%
Other long-term investments	3.7%	2.8%	9.5%	12.4%
Total common equity securities, investment in MediaAlpha and other long-term investments	6.5%	(0.4)%	15.1%	8.6%
Total common equity securities and other long-term investments	3.8%	1.4%	10.1%	11.1%
S&P 500 Index (total return)	5.9%	(3.3)%	22.1%	13.1%

Total consolidated portfolio	4.6%	(0.2)%	9.4%	5.3%
Total consolidated portfolio - excluding MediaAlpha	3.3%	0.6%	6.9%	6.3%

Investment Returns—Three and Nine Months Ended September 30, 2024 versus Three and Nine Months Ended September 30, 2023
White Mountains’s total consolidated portfolio return on invested assets was 4.6% in the third quarter of 2024, which included $88 million of unrealized investment gains from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total consolidated portfolio return on invested assets was 3.3% in the third quarter of 2024, driven primarily by net unrealized investment gains and net investment income from the fixed income and other long-term investments portfolios. White Mountains’s total consolidated portfolio return on invested assets was -0.2% in the third quarter of 2023, which included $47 million of unrealized investment losses from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total consolidated portfolio return on invested assets was 0.6% in the third quarter of 2023, driven primarily by net unrealized investment gains and net investment income from other long-term investments, partially offset by net unrealized investment losses on common equity securities.
White Mountains’s total consolidated portfolio return on invested assets was 9.4% in the first nine months of 2024, which included $160 million of net realized and unrealized investment gains from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total consolidated portfolio return on invested assets was 6.9% in the first nine months of 2024, driven primarily by net realized and unrealized gains and net investment income from the fixed income and other-long term investments portfolios and unrealized investment gains from common equity securities. White Mountains’s total consolidated portfolio return on invested assets was 5.3% in the first nine months of 2023, which included $39 million of unrealized investment losses from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total consolidated portfolio return on invested assets was 6.3% in the first nine months of 2023, driven primarily by net realized and unrealized investment gains and net investment income from other long-term investments, net investment income from the fixed income portfolio and net realized and unrealized investment gains from common equity securities.

Fixed Income Results
White Mountains’s fixed income portfolio, including short-term investments, totaled $3.3 billion and $3.6 billion as of September 30, 2024 and December 31, 2023, which represented 52% and 56% of total invested assets. The decrease was driven primarily by the deconsolidation of BAM’s invested assets. The duration of White Mountains’s fixed income portfolio, including short-term investments, was 1.9 years as of both September 30, 2024 and December 31, 2023. White Mountains’s fixed income portfolio includes fixed maturity and short-term investments held on deposit or as collateral. See Note 3 — “Investment Securities.”
White Mountains’s fixed income portfolio returned 2.9% in the third quarter of 2024 compared to a flat return in the third quarter of 2023, underperforming and outperforming the Bloomberg Barclays U.S. Intermediate Aggregate Index returns of 4.6% and -1.9% for the comparable periods. The results in the third quarter of 2024 were driven primarily by net investment income, coupled with net unrealized investment gains due to the decrease in interest rates on White Mountains’s short duration fixed income portfolio. The results in the third quarter of 2023 were driven primarily by net investment income, offset by net unrealized investment losses due to the increase in interest rates on White Mountains’s short duration fixed income portfolio.
White Mountains’s fixed income portfolio returned 4.6% in the first nine months of 2024 compared to 2.5% in the first nine months of 2023, in line with and outperforming the Bloomberg Barclays U.S. Intermediate Aggregate Index returns of 4.6% and -0.3% for the comparable periods. The results in the first nine months of 2024 were driven primarily by net investment income, coupled with net unrealized investment gains due to the decrease in interest rates on White Mountains’s short duration fixed income portfolio. The results in the first nine months of 2023 were driven primarily by net investment income.

Common Equity Securities, Investment in MediaAlpha and Other Long-Term Investments Results
White Mountains’s portfolio of common equity securities, its investment in MediaAlpha and other long-term investments totaled $3.0 billion and $2.8 billion as of September 30, 2024 and December 31, 2023, which represented 48% and 44% of total invested assets. See Note 3 — “Investment Securities.”
White Mountains’s portfolio of common equity securities, its investment in MediaAlpha and other long-term investments returned 6.5% in the third quarter of 2024, which included $88 million of unrealized investment gains from White Mountains’s investment in MediaAlpha. White Mountains’s portfolio of common equity securities and other long-term investments returned 3.8% in the third quarter of 2024. White Mountains’s portfolio of common equity securities, its investment in MediaAlpha and other long-term investments returned -0.4% in the third quarter of 2023, which included $47 million of unrealized investment losses from White Mountains’s investment in MediaAlpha. White Mountains’s portfolio of common equity securities and other long-term investments returned 1.4% in the third quarter of 2023.
White Mountains’s portfolio of common equity securities, its investment in MediaAlpha and other long-term investments returned 15.1% in the first nine months of 2024, which included $160 million of net realized and unrealized investment gains from White Mountains’s investment in MediaAlpha. White Mountains’s portfolio of common equity securities and other long-term investments returned 10.1% in the first nine months of 2024. White Mountains’s portfolio of common equity securities, its investment in MediaAlpha and other long-term investments returned 8.6% in the first nine months of 2023, which included $39 million of unrealized investment losses from White Mountains’s investment in MediaAlpha. White Mountains’s portfolio of common equity securities and other long-term investments returned 11.1% in the first nine months of 2023.
White Mountains’s portfolio of common equity securities consists of international listed equity funds, primarily held at Ark, as well as passive ETFs that seek to provide investment results generally corresponding to the performance of the S&P 500 Index. White Mountains’s portfolio of common equity securities was $655 million and $538 million as of September 30, 2024 and December 31, 2023.
White Mountains’s portfolio of common equity securities returned 4.0% in the third quarter of 2024 compared to -2.5% in the third quarter of 2023, underperforming and outperforming the S&P 500 Index returns of 5.9% and -3.3% for the comparable periods. The results in the third quarter of 2024 and 2023 were driven by relative underperformance and outperformance in White Mountains’s international listed equity funds as compared to the S&P 500 Index. White Mountains’s portfolio of common equity securities returned 12.1% in the first nine months of 2024 compared to 6.8% in the first nine months of 2023, underperforming the S&P 500 Index returns of 22.1% and 13.1% for the comparable periods. The results in the first nine months of 2024 and 2023 were driven by relative underperformance in White Mountains’s international listed equity funds as compared to the S&P 500 Index.

White Mountains maintains a portfolio of other long-term investments that consists primarily of unconsolidated entities, including Kudu’s Participation Contracts, private equity funds and hedge funds, a bank loan fund, Lloyd’s trust deposits, ILS funds and private debt instruments. White Mountains’s portfolio of other long-term investments totaled $2.1 billion and $2.0 billion as of September 30, 2024 and December 31, 2023.
White Mountains’s portfolio of other long-term investments returned 3.7% in the third quarter of 2024 compared to 2.8% in the third quarter of 2023. Investment returns for the third quarter of 2024 were driven primarily by net investment income and unrealized investment gains from Kudu’s Participation Contracts and private equity funds, as well as net unrealized investment gains from ILS funds. Investment returns for the third quarter of 2023 were driven primarily by net investment income and net unrealized investment gains from Kudu’s Participation Contracts, as well as net unrealized investment gains from certain unconsolidated entities and ILS funds.
White Mountains’s portfolio of other long-term investments returned 9.5% in the first nine months of 2024 compared to 12.4% in the first nine months of 2023. Investment returns for the first nine months of 2024 were driven primarily by net investment income and net realized and unrealized investment gains from Kudu’s Participation Contracts, as well as net investment income and net unrealized gains from ILS funds. Investment returns for the first nine months of 2023 were driven primarily by net investment income and net realized and unrealized investment gains from Kudu’s Participation Contracts, net realized and unrealized investment gains from private equity funds and net unrealized investment gains from unconsolidated entities and ILS funds.

Foreign Currency Exposure

As of September 30, 2024, White Mountains had foreign currency exposure on $246 million of net assets, primarily related to Ark/WM Outrigger’s non-U.S. contracts, Kudu’s non-U.S. Participation Contracts and a private debt instrument, as well as certain other foreign consolidated and unconsolidated entities.
The following table presents the fair value of White Mountains’s foreign denominated net assets (liabilities) by segment as of September 30, 2024:

$ in Millions Currency	Ark/WM Outrigger	Kudu	Other Operations	Total Fair Value	% of Total Shareholders’ Equity
CAD	$95.1	$70.7	$—	$165.8	3.1%
AUD	36.3	73.1	—	109.4	2.1
GBP	(6.4)	—	—	(6.4)	(0.1)
EUR	(53.8)	21.4	9.0	(23.4)	(0.4)
All other	—	—	.6	.6	—
Total	$71.2	$165.2	$9.6	$246.0	4.7%

III. Income Taxes

On December 27, 2023, Bermuda enacted a corporate income tax that will generally become effective on January 1, 2025. The Bermuda legislation defers the effective date until January 1, 2030, for Bermuda companies in consolidated groups that meet certain requirements. To qualify for the deferral, the group must (i) have permanent establishments in six or fewer countries, (ii) have less than €50 million of net tangible assets outside of the country where the group has the largest amount of net tangible assets and (iii) not have a Bermuda company directly or indirectly owned by a parent entity that is subject to the Income Inclusion Rule (“IIR”) of Pillar Two in any jurisdiction. White Mountains expects to meet the requirements to be exempt from the Bermuda corporate income tax until January 1, 2030. The Bermuda legislation also provides for an economic transition adjustment that will reduce future years’ taxable income. Under GAAP, this economic transition adjustment was required to be recognized as a net deferred tax asset as of December 31, 2023. Accordingly, White Mountains’s net income for 2023 included a net deferred tax benefit of $68 million, of which $51 million was recorded at Ark and $17 million was recorded at HG Global. As of July 1, 2024, White Mountains no longer consolidates BAM. As a result of the deconsolidation, the BAM Surplus Notes are recorded at fair value, which resulted in the reversal of a $5 million deferred tax liability, generating a $5 million tax benefit in the third quarter of 2024.
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
As of September 30, 2024, the primary jurisdictions in which the Company’s subsidiaries and branches operate and were subject to tax are Israel, Luxembourg, the United Kingdom and the United States. On April 1, 2023, the U.K. corporate tax rate increased from 19% to 25%.
White Mountains’s income tax expense related to pre-tax income from continuing operations for the three and nine months ended September 30, 2024 represented an effective tax rate of 5% and 7%. The effective tax rate was different from the U.S. statutory rate of 21.0%, driven primarily by full year forecasted income in jurisdictions with lower tax rates than the United States.
White Mountains’s income tax expense related to pre-tax income from continuing operations for the three months ended September 30, 2023 represented an effective tax rate of 35%. The effective tax rate was different from the U.S. statutory rate of 21.0%, driven primarily by an increase in the full valuation allowance at BAM, as well as withholding taxes and state income taxes, partially offset by full year forecasted income in jurisdictions with lower tax rates than the United States. White Mountains’s income tax expense related to pre-tax income from continuing operations for the nine months ended September 30, 2023 represented an effective tax rate of 8%. The effective tax rate was different from the U.S. statutory rate of 21%, driven primarily by full year forecasted income in jurisdictions with lower tax rates than the United States.

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

Dividend Capacity

Following is a description of the dividend capacity of White Mountains’s insurance and reinsurance and other operating subsidiaries:

Ark/WM Outrigger
During any 12-month period, GAIL, a class 4 licensed Bermuda insurer, has the ability to (i) make capital distributions of up to 15% of its total statutory capital reported in the previous year’s statutory financial statements, or (ii) make dividend payments of up to 25% of its total statutory capital and surplus reported in the previous year’s statutory financial statements, without prior approval of Bermuda regulatory authorities. Accordingly, GAIL will have the ability to pay a dividend of up to $272 million during 2024, which is equal to 25% of its December 31, 2023 statutory capital and surplus of $1,088 million, subject to meeting all appropriate liquidity and solvency requirements. During the nine months ended September 30, 2024, GAIL did not pay any dividends to its immediate parent.
During the nine months ended September 30, 2024, Ark declared and paid a $33 million dividend to its shareholders, including $24 million that was paid to White Mountains. As of September 30, 2024, Ark and its intermediate holding companies had $6 million of net unrestricted cash and short-term investments outside of its regulated and unregulated insurance and reinsurance operating subsidiaries.
WM Outrigger Re is a special purpose insurer subject to regulation and supervision by the BMA. WM Outrigger Re does not require regulatory approval to pay dividends; however, its dividend capacity is limited to amounts held outside of the collateral trust pursuant to the reinsurance agreements with GAIL. As of September 30, 2024, WM Outrigger Re had less than $1 million of net unrestricted cash and investments held outside the collateral trust. As of September 30, 2024, WM Outrigger Re had $180 million of statutory capital and surplus and $200 million of assets held in the collateral trusts pursuant to the reinsurance agreements with GAIL.
During January 2024, White Mountains received a return of capital of $68 million from WM Outrigger Re as a result of its reduced capital commitment relating to the 2024 underwriting year. During the third quarter of 2024, White Mountains received an additional $65 million from WM Outrigger Re, reflecting an initial profit distribution from the 2023 underwriting year.

HG Global
As of September 30, 2024, HG Global had $619 million face value of preferred shares outstanding, of which White Mountains owned 96.9%. Holders of the HG Global preferred shares are entitled to receive cumulative dividends at a fixed annual rate of 6.0% on a quarterly basis, payable when and if declared by HG Global. As of September 30, 2024, HG Global has accrued $460 million of dividends payable to holders of its preferred shares, $446 million of which is payable to White Mountains and is eliminated in consolidation. As of September 30, 2024, HG Global and its subsidiaries had less than $1 million of net unrestricted cash outside of HG Re.
HG Re is a special purpose insurer subject to regulation and supervision by the BMA. HG Re does not require regulatory approval to pay dividends; however, its dividend capacity is limited to amounts held outside of the Collateral Trusts pursuant to the FLRT with BAM. As of September 30, 2024, HG Re had less than $1 million of net unrestricted cash and investments. As of September 30, 2024, HG Re had $148 million of accrued interest on the BAM Surplus Notes held outside the Collateral Trusts. As of September 30, 2024, HG Re had $757 million of statutory capital and surplus and $976 million of assets held in the Collateral Trusts.
On a monthly basis, BAM deposits cash equal to ceded premiums net of ceding commissions, due to HG Re under the FLRT directly into the Regulation 114 Trust.  The Regulation 114 Trust target balance is equal to HG Re’s unearned premiums and unpaid loss and LAE reserves, if any.  If, at the end of any quarter, the Regulation 114 Trust balance is below the target balance, funds will be withdrawn from the Supplemental Trust and deposited into the Regulation 114 Trust in an amount equal to the shortfall.  If, at the end of any quarter, the Regulation 114 Trust balance is above 102% of the target balance, funds will be withdrawn from the Regulation 114 Trust and deposited into the Supplemental Trust.
The Supplemental Trust Target Balance is $603 million, less the amount of cash and securities in the Regulation 114 Trust in excess of its target balance.  If, at the end of any quarter, the Supplemental Trust balance exceeds the Supplemental Trust Target Balance, such excess may be distributed to HG Re.  The distribution will be made first as an assignment of accrued interest on the BAM Surplus Notes and second in cash and/or fixed income securities.  As the BAM Surplus Notes are repaid over time, the BAM Surplus Notes will be replaced in the Supplemental Trust by cash and fixed income securities. The Supplemental Trust balance as of September 30, 2024 was $613 million.
As of September 30, 2024, the Collateral Trusts held assets of $976 million, which included $645 million of cash and investments, $317 million of BAM Surplus Notes and $14 million of accrued interest on the BAM Surplus Notes.
Through June 30, 2024, the interest rate on the BAM Surplus Notes is a variable rate equal to the one-year U.S. Treasury rate plus 300 basis points, set annually, with each payment applied pro rata between outstanding principal and interest. Accordingly, in 2024 the interest rate on the BAM Surplus Notes was 8.2% through June 30, 2024. Effective July 1, 2024 and through maturity, HG Global and BAM amended the interest rate on the BAM Surplus Notes to be 10.0%, with a higher proportion of each payment to be applied to outstanding principal.
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
During the nine months ended September 30, 2024, BAM made an $8 million cash payment of principal and interest on the BAM Surplus Notes held by HG Global. Of this payment, $5 million was a repayment of principal held in the Supplement Trust, less than $1 million was a payment of accrued interest held in the Supplemental Trust and $3 million was a payment of accrued interest held outside the Supplemental Trust.
See Note 10 — “Municipal Bond Guarantee Reinsurance.”

Kudu
During the nine months ended September 30, 2024, Kudu distributed $24 million to unitholders, substantially all of which was paid to White Mountains. As of September 30, 2024, Kudu had $82 million of net unrestricted cash and short-term investments.

Bamboo
During any 12-month period, Bamboo Captive, a class 2 licensed Bermuda insurer, has the ability to make capital distributions of up to 15% of its total statutory capital reported in the previous year’s statutory financial statements without prior approval of Bermuda regulatory authorities. Accordingly, Bamboo Captive will have the ability to pay a dividend of up to $1 million during 2024, which is equal to 15% of its December 31, 2023 statutory capital surplus of $5 million, subject to meeting all appropriate liquidity and solvency requirements. During the nine months ended September 30, 2024, Bamboo Captive did not pay any dividends to its immediate parent. As of September 30, 2024, Bamboo Captive had $5 million of net unrestricted cash and short-term investments.
As of September 30, 2024, Bamboo had $29 million of net unrestricted cash and short-term investments outside of Bamboo Captive.

Other Operations
During the nine months ended September 30, 2024, White Mountains paid a $3 million common share dividend. As of September 30, 2024, the Company and its intermediate holding companies had $537 million of net unrestricted cash, short-term investments and fixed maturity investments, $323 million of MediaAlpha common stock, $220 million of common equity securities and $352 million of private equity and hedge funds, ILS funds and certain unconsolidated entities.

Financing

The following table presents White Mountains’s capital structure as of September 30, 2024 and December 31, 2023:

$ in Millions	September 30, 2024	December 31, 2023
Ark 2007 Subordinated Notes (1)	$—	$30.0
Ark 2021 Subordinated Notes (1)(2)	156.8	155.5
HG Global Senior Notes (1)(2)	147.3	146.9
Kudu Credit Facility (1)(2)	218.5	203.8
Other Operations debt (1)(2)	22.3	28.4
Total debt	544.9	564.6
Noncontrolling interests (3)	649.2	460.9
Total White Mountains’s common shareholders’ equity	4,610.6	4,240.5
Total capital	5,804.7	5,266.0
HG Global’s unearned premium reserve (4)	278.1	265.4
HG Global’s net deferred acquisition costs (4)	(80.6)	(76.5)
Time-value discount on expected future payments on the BAM Surplus Notes (4)(5)	—	(87.9)
Total adjusted capital	$6,002.2	$5,367.0
Total debt to total capital	9.4%	10.7%
Total debt to total adjusted capital	9.1%	10.5%
(1) See Note 7 — “Debt” for details of debt arrangements.
(2) Net of unamortized issuance costs and, where applicable, the original issue discount.
(3) Noncontrolling interests as of December 31, 2023 excludes BAM. As of July 1, 2024, White Mountains no longer consolidates BAM.
(4) Amount reflects White Mountains’s preferred share ownership in HG Global of 96.9%.
(5) For periods subsequent to July 1, 2024, White Mountains carries the BAM Surplus Notes under GAAP at fair value, which incorporates time value into its estimate.

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

Covenant Compliance
As of September 30, 2024, White Mountains was in compliance in all material respects with all of the covenants under its debt instruments.

Share Repurchase Programs

White Mountains’s Board of Directors has authorized the Company to repurchase its common shares from time to time, subject to market conditions. The repurchase authorizations do not have a stated expiration date. As of September 30, 2024, White Mountains may repurchase an additional 301,014 shares under these Board authorizations. In addition, from time to time, White Mountains has also repurchased its common shares through self-tender offers that were separately approved by its Board of Directors.
During the nine months ended September 30, 2024, White Mountains repurchased and retired 5,269 of its common shares for $8 million at an average share price of $1,505, which was approximately 80% of White Mountains’s adjusted book value per share as of September 30, 2024. All of the shares White Mountains repurchased in the first nine months of 2024 were to satisfy employee income tax withholding pursuant to employee benefit plans, which do not reduce the amount available under the Board repurchase authorizations.
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

Cash Flows

Detailed information concerning White Mountains’s cash flows from continuing operations during the nine months ended September 30, 2024 and 2023 follows:

Cash flows from operations for the nine months ended September 30, 2024 and September 30, 2023

Net cash provided from operations was $523 million for the nine months ended September 30, 2024 compared to $380 million for the nine months ended September 30, 2023. The increase in cash provided from operations was driven primarily by cash provided from operations at Ark, Kudu and Bamboo in 2024. As of September 30, 2024, the Company and its intermediate holding companies had $537 million of net unrestricted cash, short-term investments and fixed maturity investments, $323 million of MediaAlpha common stock, $220 million of common equity securities and $352 million of private equity funds, hedge funds, ILS funds and unconsolidated entities.

Cash flows from investing and financing activities for the nine months ended September 30, 2024

Financing and Other Capital Activities
During the nine months ended September 30, 2024, the Company declared and paid a $3 million cash dividend to its common shareholders.
During the nine months ended September 30, 2024, White Mountains repurchased and retired 5,269 of its common shares for $8 million, all of which were to satisfy employee income tax withholding pursuant to employee benefit plans.
During the nine months ended September 30, 2024, Ark repaid the outstanding balance of $30 million and extinguished the Ark 2007 Subordinated Notes.
BAM received $26 million in MSC during the six months ended June 30, 2024, prior to its deconsolidation.
During the nine months ended September 30, 2024, Kudu borrowed $15 million in term loans under the Kudu Credit Facility.

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

NON-GAAP FINANCIAL MEASURES

This report includes 11 non-GAAP financial measures that have been reconciled from their most comparable GAAP financial measures.

Adjusted book value per share
Adjusted book value per share is a non-GAAP financial measure, which is derived by adjusting (i) the GAAP book value per share numerator and (ii) the common shares outstanding denominator, as described below.
The GAAP book value per share numerator is adjusted (i) for periods prior to July 1, 2024, to include a discount for the time value of money arising from the modeled timing of cash payments of principal and interest on the BAM Surplus Notes and (ii) for all periods, to add back the unearned premium reserve, net of deferred acquisition costs, at HG Global.
Under GAAP, for periods prior to July 1, 2024, the BAM Surplus Notes, including accrued interest receivable, were classified as intercompany notes carried at nominal value with no consideration for time value of money and eliminated in consolidation. Based on a debt service model that forecasts operating results for BAM through maturity of the BAM Surplus Notes, the present value of the BAM Surplus Notes, including accrued interest and using an 8% discount rate, was estimated to be $87 million, $91 million and $93 million less than the nominal GAAP carrying values as of June 30, 2024, December 31, 2023 and September 30, 2023, respectively. For periods subsequent to July 1, 2024, White Mountains carries the BAM Surplus Notes under GAAP at fair value, and there is no longer a separate time value of money adjustment for adjusted book value purposes.
The value of HG Global’s unearned premium reserve, net of deferred acquisition costs, was $204 million, $199 million, $195 million and $187 million as of September 30, 2024, June 30, 2024, December 31, 2023 and September 30, 2023, respectively.
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

Value of BAM Surplus Notes for adjusted book value purposes
The value of the BAM Surplus Notes for adjusted book value purposes is a non-GAAP financial measure derived, for periods prior to July 1, 2024, by adjusting the nominal GAAP carrying value for a time value discount included in the calculation of adjusted book value per share prior to the deconsolidation of BAM. A reconciliation of the nominal GAAP carrying value to the value of the BAM Surplus Notes for adjusted book value purposes follows. The amounts disclosed are gross of noncontrolling interests. White Mountains believes this non-GAAP financial measure is useful to management and investors in analyzing the impact to White Mountains from the value of the BAM Surplus Notes pre- and post-deconsolidation.

Millions	June 30, 2024	July 1, 2024	September 30, 2024

Nominal GAAP carrying value (1)	$501.9	$501.9	$509.8
Less GAAP fair value discount	—	(114.5)	(98.7)
GAAP carrying value	501.9	387.4	411.1
Less time value discount as of June 30, 2024 (2) (3)	(87.4)	—	—
Value of the BAM Surplus Notes for adjusted book value purposes (2)	$414.5	$387.4	$411.1
(1) The nominal carrying value of the BAM Surplus Notes includes principal and accrued interest receivable.
(2) For periods subsequent to July 1, 2024, White Mountains carries the BAM Surplus Notes under GAAP at fair value, and there is no longer a separate time value of money adjustment for adjusted book value purposes.
(3) See adjusted book value per share non-GAAP measure on page 86.

Kudu’s EBITDA and adjusted EBITDA
Kudu's EBITDA and adjusted EBITDA are non-GAAP financial measures. EBITDA is a non-GAAP financial measure that adds back interest expense on debt, income tax (expense) benefit, depreciation and amortization of other intangible assets to GAAP net income (loss). Adjusted EBITDA is a non-GAAP financial measure that excludes certain other items in GAAP net income (loss) in addition to those added back to calculate EBITDA. The items relate to (i) net realized and unrealized investment gains (losses) on Kudu's Participation Contracts, (ii) non-cash equity-based compensation expense and (iii) transaction expenses. A description of each item follows:
•Net realized and unrealized investment gains (losses) - Represents net unrealized investment gains and losses on Kudu’s Participation Contracts, which are recorded at fair value under GAAP, and realized investment gains and losses recorded on Kudu’s Participation Contracts sold during the period.
•Non-cash equity-based compensation expense - Represents non-cash expenses related to Kudu’s management compensation that are settled with equity units in Kudu.
•Transaction expenses - Represents costs directly related to Kudu’s mergers and acquisitions activity, such as external lawyer, banker, consulting and placement agent fees, which are not capitalized and are expensed under GAAP.
White Mountains believes that these non-GAAP financial measures are useful to management and investors in evaluating Kudu’s performance. The reconciliation of Kudu’s GAAP net income (loss) to EBITDA and adjusted EBITDA is included on page 73.

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
MGA pre-tax income (loss) and MGA net income (loss) are non-GAAP financial measures that exclude the results of the Bamboo Captive, which is consolidated under GAAP, from Bamboo’s consolidated GAAP pre-tax income (loss) and net income (loss). The following table presents the reconciliation from Bamboo’s consolidated GAAP pre-tax income (loss) to MGA pre-tax income (loss):

Millions	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Bamboo’s consolidated GAAP pre-tax income (loss)	$15.5	$22.8
Remove pre-tax (income) loss, Bamboo Captive	(1.9)	(1.9)
MGA pre-tax income (loss)	$13.6	$20.9

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
White Mountains believes that these non-GAAP financial measures are useful to management and investors in evaluating Bamboo’s performance. See page 75 for the reconciliation of Bamboo’s consolidated GAAP net income (loss) to MGA net income (loss), MGA EBITDA and MGA adjusted EBITDA.

Total consolidated portfolio return excluding MediaAlpha
Total consolidated portfolio return excluding MediaAlpha is a non-GAAP financial measure that removes the net investment income and net realized and unrealized investment gains (losses) from White Mountains’s investment in MediaAlpha. White Mountains believes this measure to be useful to management and investors by showing the underlying performance of White Mountains’s investment portfolio without regard to White Mountains’s investment in MediaAlpha.
The following tables present reconciliations from GAAP to the reported percentages for three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total consolidated portfolio return	4.6%	(0.2)%	9.4%	5.3%
Remove MediaAlpha	(1.3)%	0.8%	(2.5)%	1.0%
Total consolidated portfolio return excluding MediaAlpha	3.3%	0.6%	6.9%	6.3%

Total adjusted capital and total debt to total adjusted capital
Total capital at White Mountains is comprised of White Mountains’s common shareholders’ equity, debt and noncontrolling interests other than noncontrolling interests attributable to BAM. Total adjusted capital is a non-GAAP financial measure, which is derived by adjusting total capital (i) for periods prior to July 1, 2024, to include a discount for the time value of money arising from the modeled timing of cash payments of principal and interest on the BAM Surplus Notes and (ii) to add back the unearned premium reserve, net of deferred acquisition costs, at HG Global. For periods subsequent to July 1, 2024, White Mountains carries the BAM Surplus Notes under GAAP at fair value, which incorporates time value into its estimate. Total debt to total adjusted capital is a non-GAAP financial measure that is derived using the ratio of total debt to total adjusted capital. White Mountains believes these non-GAAP financial measures are useful to management and investors in analyzing White Mountains’s capital structure, including the value of the BAM surplus notes and the value of the in-force business at HG Re, HG Global’s reinsurance subsidiary. The reconciliation of total capital to total adjusted capital is included on page 84.

CRITICAL ACCOUNTING ESTIMATES

Refer to the Company’s 2023 Annual Report on Form 10-K for a complete discussion regarding White Mountains’s critical accounting estimates. The following presents an update to Fair Value Measurements as of September 30, 2024.

Valuation of the BAM Surplus Notes
Prior to the deconsolidation of BAM on July 1, 2024, the BAM Surplus Notes, including accrued interest receivable, were classified as intercompany notes carried at nominal value, which eliminated in consolidation. Upon deconsolidation, White Mountains elected the fair value option for the BAM Surplus Notes. As of July 1, 2024 and September 30, 2024, the estimated fair value of the BAM Surplus Notes was $387 million and $411 million. The difference between the nominal value of the BAM Surplus Notes and the fair value as of July 1, 2024 was recorded as an unrealized loss on deconsolidation in the third quarter of 2024. This loss includes the impact of a discount for the time value of money, which was previously included in adjusted book value per share as a non-GAAP adjustment to book value per share.
Subsequent to the deconsolidation, White Mountains values the BAM Surplus Notes each quarter using a discounted cash flow analysis. The BAM Surplus Notes are classified as Level 3 measurements. The discounted cash flow analysis used to value the BAM Surplus Notes depends on key inputs, such as projections of future revenues and earnings for BAM, expected payments on the BAM Surplus Notes through maturity and a discount rate to reflect time value and related uncertainty of the repayment pattern. The expected payments on the BAM Surplus Notes are based on management judgment, considering current performance, budgets and projected future results. These expected payments depend on BAM’s ability to generate excess cash flows from its operations, driven primarily by assumptions regarding future trends for the issuance of municipal bonds, interest rates, credit spreads, insured market penetration, competitive activity in the market for municipal bond insurance and other factors affecting the demand for and pricing of BAM’s municipal bond insurance. The discount rate considers comparably-rated companies and instruments, adjusted for risks specific to BAM and the BAM Surplus Notes.
When making its fair value selection, which is within a range of reasonable values derived from the discounted cash flow analysis, White Mountains considers all available information, facts and circumstances specific to BAM’s businesses and industry and any infrequent or unusual results for the period.
As of September 30, 2024, White Mountains concluded that a 7.5% discount rate was appropriate for the valuation of the BAM Surplus Notes. Utilizing this assumption and all available information, White Mountains determined that the fair value of the BAM Surplus Notes was $411 million as of September 30, 2024.
With a discounted cash flow analysis, small changes to key inputs may result in significant changes to fair value. The following table presents the estimated effect on the fair value of the BAM Surplus Notes as of September 30, 2024, resulting from changes in key inputs to the discounted cash flow analysis, such as the discount rate:

Millions	Discount Rate
	5.5%	6.5%	7.5%	8.5%	9.5%
BAM Surplus Notes, at fair value	$467	$438	$411	$387	$365

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

Refer to White Mountains’s 2023 Annual Report on Form 10-K and in particular Item 7A. - “Quantitative and Qualitative Disclosures About Market Risk.”

Item 4.Controls and Procedures.

The Principal Executive Officer (“PEO”) and the Principal Financial Officer (“PFO”) of White Mountains have evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2024. Based on that evaluation, the PEO and PFO have concluded that White Mountains’s disclosure controls and procedures are adequate and effective.
There were no changes to White Mountains’s internal control over financial reporting that occurred during the third quarter of 2024 that have materially affected, or are reasonably likely to materially affect, White Mountains’s internal control over financial reporting.

Part II.OTHER INFORMATION

Item 1.Legal Proceedings.

None.

Item 1A. Risk Factors.

Refer to the Company’s 2023 Annual Report on Form 10-K for a complete discussion regarding White Mountains’s risk factors. The following presents an update related to the potential volatility from White Mountains’s election of the fair value option for the BAM Surplus Notes.

We may be subject to volatility from our investment in the BAM Surplus Notes, which could materially adversely affect our results of operations and financial condition.

Upon the deconsolidation of BAM on July 1, 2024, White Mountains elected the fair value option, and the BAM Surplus Notes, including accrued interest receivable, were measured at their estimated fair value of $387 million using a discounted cash flow analysis, which resulted in an unrealized loss on deconsolidation of $115 million. As of September 30, 2024, the estimated fair value of the BAM Surplus Notes was $411 million. Subsequent to the deconsolidation, White Mountains recognized accrued interest of $8 million and an increase in fair value of $16 million for the third quarter of 2024. White Mountains’s reported book value per share and adjusted book value per share may be subject to greater volatility in the future, as the valuation of the BAM Surplus Notes under the discounted cash flow analysis could be more volatile than the carrying value prior to the deconsolidation. Should there be a significant decrease in the valuation of the BAM Surplus Notes, it could materially adversely affect our results of operations and financial condition.

Item 2.Issuer Purchases of Equity Securities.

Months	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (1)
July 1 - July 31, 2024	—	$—	—	301,014
August 1 - August 31, 2024	—	$—	—	301,014
September 1 - September 30, 2024	—	$—	—	301,014
Total	—	$—	—	301,014
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

WHITE MOUNTAINS INSURANCE GROUP, LTD.
(Registrant)

Date:	November 6, 2024	By: /s/ Michaela J. Hildreth
Michaela J. Hildreth
Managing Director and Chief Accounting Officer