Form 10-K
period 2024-12-31
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2025-02-28
CIK 776867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting shares (based on the closing price of those shares listed on the New York Stock Exchange) held by non-affiliates of the Registrant as of June 30, 2024, was $4,526,288,344.
As of February 24, 2025, 2,563,051 common shares, par value of $1.00 per share, were outstanding (which includes 22,240 restricted common shares that were not vested at such date).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), relating to the Registrant’s Annual General Meeting of Members scheduled to be held May 22, 2025 are incorporated by reference into Part III of this Form 10-K. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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
As of December 31, 2024, White Mountains conducted its business primarily in five areas: property and casualty insurance and reinsurance, municipal bond reinsurance, capital solutions for asset and wealth management firms, property and casualty insurance distribution and other operations. White Mountains’s property and casualty insurance and reinsurance business is conducted through its subsidiary Ark Insurance Holdings Limited and its subsidiaries (collectively, “Ark”) and Outrigger Re Ltd. Segregated Account 2023-1 (“WM Outrigger Re”) (collectively with Ark, “Ark/WM Outrigger”). White Mountains’s municipal bond reinsurance business is conducted through its subsidiary HG Global Ltd. and its reinsurance subsidiary HG Re Ltd. (“HG Re”) (collectively with HG Re, “HG Global”). White Mountains provides capital solutions for asset and wealth management firms through its subsidiary Kudu Investment Management, LLC and its subsidiaries (collectively, “Kudu”). White Mountains’s property and casualty insurance distribution business is conducted through its subsidiary PM Holdings LLC (“Bamboo Holdings”) and its subsidiaries Bamboo Ide8 Insurance Services LLC (“Bamboo MGA”) and Ide8 Re Inc. (“Bamboo Captive”) (collectively with Bamboo Holdings and Bamboo MGA, “Bamboo”). White Mountains’s other operations consist of the Company and its wholly-owned subsidiary, White Mountains Capital, LLC (“WM Capital”), its other intermediate holding companies, its wholly-owned investment management subsidiary, White Mountains Advisors LLC (“WM Advisors”), investment assets managed by WM Advisors, its interests in MediaAlpha, Inc. (“MediaAlpha”), DavidShield PassportCard Ltd. and its subsidiaries (collectively, “PassportCard/DavidShield”), Elementum Holdings LP (“Elementum”), White Mountains Partners LLC (“WTM Partners”), a Bermuda special purpose collateralized reinsurance vehicle that provides reinsurance capacity to Bamboo (“Bamboo CRV”), certain other consolidated and unconsolidated entities (“Other Operating Businesses”) and certain other assets (collectively, “Other Operations”).
As of December 31, 2024, White Mountains’s reportable segments were Ark/WM Outrigger, HG Global, Kudu and Bamboo with its remaining operating businesses, holding companies and other assets included in Other Operations.

ARK/WM OUTRIGGER

Overview

The Ark/WM Outrigger segment consists of Ark and WM Outrigger Re.
On January 1, 2021, White Mountains acquired a controlling ownership interest in Ark (the “Ark Transaction”). Ark is a specialty property and casualty insurance and reinsurance company that offers a wide range of niche insurance and reinsurance products, including property, specialty, marine & energy, casualty and accident & health.
During the fourth quarter of 2022, Ark sponsored the formation of Outrigger Re Ltd., a Bermuda company registered as a special purpose insurer and segregated accounts company, to provide collateralized reinsurance protection on Ark’s Bermuda global property catastrophe excess of loss portfolio written in the 2023 underwriting year. Ark renewed its quota share reinsurance agreement with Outrigger Re Ltd. for the 2024 and 2025 underwriting years. White Mountains consolidates its segregated account of Outrigger Re Ltd., WM Outrigger Re, in its financial statements.

Ark
Ark is a specialty property and casualty insurance and reinsurance company that offers a wide range of niche insurance and reinsurance products. Ark underwrites select coverages through its two major subsidiaries in the United Kingdom and Bermuda.
In the United Kingdom, Ark participates in the Lloyd’s of London (“Lloyd’s”) market through Ark Corporate Member Limited (“ACML”), Ark’s wholly-owned Lloyd’s corporate member, which in turn provides underwriting capacity to Lloyd’s Syndicates 4020 and 3902 and Additional Central Settlement Number (“ACSN”) 3832 (collectively, the “Syndicates”). ACSN 3832 writes business on behalf of Syndicate 4020. Ark Syndicate Management Limited (“ASML”), Ark’s wholly-owned Lloyd’s managing agent, oversees the underwriting of the Syndicates. The Syndicates underwrite a diversified portfolio of insurance and reinsurance, including property, specialty, marine & energy, casualty and accident & health. Syndicate 4020 commenced underwriting on April 1, 2007, Syndicate 3902 on January 1, 2017 and ACSN 3832 on July 1, 2024.
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
In January 2021, in response to an improved underwriting environment and with the capital provided from the Ark Transaction, Ark converted its wholly-owned subsidiary Group Ark Insurance Limited (“GAIL”) into a Class 4 Bermuda-domiciled insurance and reinsurance company and began to underwrite third-party business. Prior to this conversion, GAIL had been a Class 3 Bermuda-domiciled reinsurance company that only underwrote intercompany quota share reinsurance with ACML and provided additional capital to support ACML’s capital requirements at Lloyd’s (“Funds at Lloyd’s”). As a result of the Ark Transaction, GAIL underwent significant expansion of operations during 2021 and 2022, with the recruitment of staff and enhancement of operations, to support this growth. GAIL underwrites a range of third-party business from Bermuda including property, marine & energy, specialty, casualty and accident & health lines. In November 2024, AM Best affirmed Ark’s financial strength rating at “A/stable.”
In both jurisdictions, Ark underwrites business primarily through insurance and reinsurance brokers and wholesalers, both in the open market and through managing general agents (“MGAs”).
As of December 31, 2024 and 2023, White Mountains reported $5,134 million and $4,133 million of total assets and $1,438 million and $1,230 million of total equity related to Ark. As of December 31, 2024 and 2023, White Mountains owned 72.1% and 72.0% of Ark on a basic shares outstanding basis (61.9% and 61.9% after taking account of management’s equity incentives) and reported $410 million and $337 million of noncontrolling interests related to Ark. The remaining shares are owned by current and former employees of Ark. In the future, management rollover shareholders could earn additional shares in Ark if and to the extent that White Mountains achieves certain thresholds for its multiple of invested capital return. If fully earned, these shares would represent an additional 12.3% of the shares outstanding as of December 31, 2024.

WM Outrigger Re
During the fourth quarter of 2022, Ark sponsored the formation of Outrigger Re Ltd., a Bermuda company registered as a special purpose insurer and segregated accounts company, to provide reinsurance capacity to Ark. Outrigger Re Ltd. was initially capitalized with $250 million of preference shares for business written in the 2023 underwriting year, of which White Mountains contributed $205 million. The remaining capital was provided by third-party investors. Outrigger Re Ltd. entered into collateralized quota share agreements with GAIL to provide reinsurance protection on Ark’s Bermuda global property catastrophe excess of loss portfolio written in the 2023 underwriting year. The proceeds from the issuance of the preference shares were deposited into collateral trust accounts to fund any potential obligations under the reinsurance agreements with GAIL. Outrigger Re Ltd.’s obligations under the reinsurance agreements with GAIL are subject to an aggregate limit equal to the assets in the collateral trusts at any point in time. The terms of the reinsurance agreements are renewable upon the mutual agreement of Ark and the applicable preference shareholder of Outrigger Re Ltd.
During the fourth quarter of 2023, Ark renewed Outrigger Re Ltd. for the 2024 underwriting year with $250 million of capital. White Mountains rolled over $130 million from its commitment to the 2023 underwriting year and received a return of capital of $75 million during 2024 as a result of its reduced capital commitment. The remaining capital was provided by third-party investors.
During the fourth quarter of 2024, Ark renewed Outrigger Re Ltd. for the 2025 underwriting year with $230 million of capital. White Mountains’s total commitment was $150 million, of which $130 million was rolled over from its commitment to the 2024 underwriting year. The remaining capital was provided by third-party investors. The reduced capacity at Outrigger Re Ltd. was replaced by Ark through traditional quota share reinsurance agreements.
As of December 31, 2024 and 2023, White Mountains reported $236 million and $294 million of total assets and $196 million and $273 million of total equity related to WM Outrigger Re. As of December 31, 2024 and 2023, White Mountains owned 100% of WM Outrigger Re’s preferred equity.

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

Insurance and reinsurance companies incur a significant amount of their total expenses from policy obligations, which are commonly referred to as claims or losses. In settling claims, various loss adjustment expenses (“LAE”) are incurred such as insurance adjusters’ fees and litigation expenses. Loss and LAE are categorized by the year in which the policy is underwritten (the year of account or underwriting year) for purposes of Ark’s claims management and estimation of the ultimate loss and LAE reserves. For purposes of Ark’s reporting under GAAP, loss and LAE are categorized by the year in which the claim is incurred (the accident year). In the following calendar years, as Ark increases or decreases its estimate for the ultimate loss and LAE for claims in prior underwriting years, or prior accident years for reporting under GAAP, it will record favorable or unfavorable loss reserve development, which is recorded in the calendar year when such loss reserve development is determined. In addition, insurance companies incur policy acquisition expenses, such as commissions paid to agents and premium taxes, and other expenses related to the underwriting process, including employee compensation and benefits. A key measure of absolute and relative underwriting performance for an insurance company is the combined ratio. An insurance company’s combined ratio is calculated by adding the ratio of incurred loss and LAE to earned premiums (the loss ratio) and the ratio of policy acquisition and other underwriting expenses to earned premiums (the expense ratio). A combined ratio under 100% indicates that an insurance company is generating an underwriting profit, while a combined ratio over 100% indicates that an insurance company is generating an underwriting loss.
Ark derives substantially all of its revenues from earned premiums, investment income and net realized and unrealized investment gains (losses). Ark also receives fee revenues and profit commissions from business ceded to its reinsurers across multiple classes of business. Written premiums represent the amount charged to an insured or reinsured party to provide coverage under an insurance or reinsurance contract, which are recognized as earned premiums within revenue over the period that insurance coverage period is provided (i.e., ratably over the life of the policy or, in the case of catastrophe premiums, in proportion to the level of insurance protection provided.) Unearned premiums represent the portion of premiums written that are applicable to future insurance coverage provided by policies. A significant period often elapses between receipt of insurance premiums and payment of insurance claims. During this time, Ark invests the premiums, earns investment income and generates net realized and unrealized investment gains (losses).

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
Ark has recently added, and expects to continue to add, new business to its portfolio, as it focuses on profitable business opportunities while carefully managing underwriting risk. Ark also leads certain Lloyd’s market consortia, including two that target renewable energy clients including wind farms, solar plants, hydroelectric plants, geothermal plants and wave and tidal projects.
The following table presents Ark’s gross written premiums by line of business for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
Millions	2024	2023	2022
Property	$1,080.8	$917.0	$605.0
Specialty	450.0	436.6	380.1
Marine & Energy	449.6	375.7	315.1
Casualty	130.6	98.7	85.4
Accident & Health	96.0	70.4	66.4
Total gross written premiums	$2,207.0	$1,898.4	$1,452.0

A description of Ark’s business written within each line of business follows:

Property
Ark’s property business is underwritten on both an insurance and reinsurance basis covering the financial consequences of accidental losses to an insured’s property, such as a business’s building, inventory and equipment, or personal property. Coverages provided include all risks of direct physical loss or damage, business interruption and natural and non-natural catastrophe perils. Ark’s property insurance business consists primarily of direct and facultative contracts, line slips and MGA binding authorities. Ark’s property insurance business is underwritten on a worldwide basis with a focus on excess & surplus lines in the United States and on large international accounts. Ark’s property reinsurance business consists primarily of treaty reinsurance underwritten on a catastrophe excess of loss, per risk excess and proportional basis. Ark’s property reinsurance business is underwritten on a worldwide basis with particular focus on risks in the United States, Europe and Asia. Ark also writes structured property business, which provides reinsurance capacity to primary fronting insurance companies, net after inuring reinsurance, with a limited downside risk profile that is managed through aggregated collateralized limits.

Specialty
Ark’s specialty business is underwritten on both an insurance and reinsurance basis covering a range of individual risks and treaties primarily including aviation, space, political and credit, cyber, terrorism and political violence, nuclear, fine art & specie, surety and mortgage. Ark’s specialty insurance and reinsurance business is underwritten on a worldwide basis.

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

Political and Credit
Political and credit insurance primarily covers risks relating to the confiscation, expropriation, nationalization and deprivation of insured assets due to war, political or government action as well as contract frustration and non-payment by obligors.

Cyber
Cyber insurance primarily covers the physical damage and liabilities arising from cyber attacks, including coverage for ransomware, loss of data and third-party liabilities.

Terrorism and Political Violence
Terrorism and political violence insurance primarily covers physical loss or damage and threat thereof, including ensuing loss through business interruption, caused by declared terror events, political violence and war and war-like actions in developed and developing countries around the world.

Nuclear
Nuclear insurance covers country specific nuclear pools and companies and institutions with nuclear exposure excluded from standard property and casualty policies for coverage of physical damage and third-party liability.

Fine Art & Specie
Fine art & specie insurance primarily covers loss to fine art, specie, cash in transit and vault and jewelers’ block risks as a result of theft or damage in transit or at exhibition.

Surety
Surety insurance covers financial guarantee risks between a bond issuer, principal and obligee designed to address responsibility for debt payments, default or other financial obligations. Ark underwrites this portfolio on a reinsurance basis, primarily excess of loss, for U.S.-domiciled clients. The underlying assureds cover a variety of industries including construction, oil & gas, hotel & leisure and transportation projects.

Mortgage
Mortgage insurance covers financial guarantee and credit risks between a lending institution and a borrower designed to address responsibility for debt payments and default. Ark underwrites a reinsurance portfolio supporting government-sponsored enterprises (Fannie Mae and Freddie Mac) and private mortgage insurers on both a proportional and excess of loss basis.

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

Casualty
Ark’s casualty business is underwritten on an insurance and reinsurance basis primarily covering medical malpractice, professional liability and general liability. Ark’s casualty insurance business is generally written on an excess of loss and primary basis arising from operations of a wide range of predominantly large U.S. companies with global operations, including energy companies, lawyers, accountants, consultants and construction firms. Ark’s casualty reinsurance business is underwritten on an excess of loss and proportional treaty basis.

Accident & Health
Ark’s accident & health business is underwritten on both an insurance and reinsurance basis covering a wide range of personal accident, sickness, disability, travel, short-term life, health and medical insurance and reinsurance risks. Ark’s accident & health insurance and reinsurance business consists of direct and facultative contracts written under the binding authority of external MGAs and through Accident & Health Underwriting Limited (“AHU”), Ark’s wholly-owned MGA domiciled in the United Kingdom. Ark’s accident & health insurance and reinsurance business is underwritten on a worldwide basis.

Geographic Concentration

The following table shows Ark’s gross written premiums by geographic region based on the location of Ark’s underwriting offices for the years ended December 31, 2024, 2023 and 2022:

Millions	Year Ended December 31,
Gross written premiums by country	2024	2023	2022
United Kingdom	$1,229.5	$1,027.8	$833.4
Bermuda	977.5	870.6	618.6
Total	$2,207.0	$1,898.4	$1,452.0

Marketing and Distribution

Ark offers its products and services through a network of brokers, MGAs and reinsurance intermediaries (collectively, “insurance and reinsurance intermediaries”). In the United Kingdom, Ark operates through the Syndicates with Lloyd’s approved brokers and MGAs. In Bermuda, Ark primarily derives its reinsurance business through insurance and reinsurance intermediaries that represent the ceding company and its insurance business through brokers based in Bermuda and London. Ark pays commissions to brokers, MGAs and reinsurance intermediaries as compensation for facilitating the flow and processing of business, typically on industry standard percentages of premium underwritten. In addition, Ark pays certain MGAs profit commissions based on the underwriting profit of the business they produce.
During the years ended December 31, 2024, 2023 and 2022, Ark received a significant portion of its gross written premiums from four insurance and reinsurance intermediaries. The following table shows the proportion of business produced by the top four insurance and reinsurance intermediaries for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
Gross written premiums by insurance and reinsurance intermediary	2024	2023	2022
Marsh & McLennan Companies, Inc.	25.8%	27.5%	27.1%
Aon plc	13.4	16.7	17.1
Arthur J. Gallagher & Co	12.5	16.9	12.5
Willis Towers Watson plc	4.9	5.0	9.4
Total proportion of business produced by the top four insurance and reinsurance intermediaries	56.6%	66.1%	66.1%

Underwriting and Pricing

Ark aims to build a diversified and balanced portfolio of risks that generates an underwriting profit each year. Ark believes in a disciplined underwriting strategy that aims to consistently outperform the market. In hard market conditions, Ark aims to grow premiums, as pricing, terms and conditions and limit deployment are more favorable and can lead to enhanced returns on capital. In soft markets, Ark is willing to reduce its business volume when pricing, terms and conditions and limit deployment can make it more difficult to achieve an adequate return on capital. Ark is willing to forgo business if it believes it is not priced appropriately for the exposure or risk assumed.
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
Ark uses bespoke pricing models for each of the products that it underwrites. These pricing models seek to generate a pricing metric required to achieve an acceptable return on capital for each class of business, and each of the risks priced therein. These models rely on several factors depending on the class of business, including exposure analysis, historical experience, estimates of future loss costs, claims experience and natural catastrophe outlook, including the physical risk of climate change and inflation. See “Ark — Catastrophe Risk Management and Reinsurance Protection” on page 8.
Ark actively monitors price adequacy at various points between individual risks and the portfolio level to measure and evaluate overall performance. In addition, Ark updates rates to achieve targeted returns on capital at an individual risk as well as portfolio level to enhance return on capital.

Competition

Specialized lines of insurance and reinsurance are highly competitive. Ark competes with other Lloyd’s syndicates, London market participants and major U.S., Bermuda, European and other international insurance and reinsurance companies. The significant competitive factors for most products are price, terms and conditions, broker relationships, underwriting service, rating agency financial strength rating and claims service. Ark competes with insurance and reinsurance companies who operate in the Bermuda and Lloyd’s markets such as:
•Bermuda insurance and reinsurance market: American International Group, Inc., Arch Capital Group Ltd., Aspen Insurance Holdings Ltd., AXIS Capital Holdings Ltd., Chubb Ltd., Everest Re Group, Markel Group, Inc., RenaissanceRe Holdings Ltd., SiriusPoint Ltd. and others;
•Lloyd’s market: Beazley plc, Hiscox plc, Lancashire Holdings Ltd., MS Amlin Ltd. and other syndicates.

Claims Management

Effective claims management is a critical factor in achieving satisfactory underwriting results. Ark maintains an experienced staff of dedicated claims handlers and loss adjusters. These individuals seek to ensure that Ark has the appropriate level of expertise to handle complex claims. Within the claims departments, Ark also uses various shared services. These include third-party claims administrators, particularly for lower value, less specialized claims (for example in Ark’s MGA-produced business), subrogation and recovery support and legal representation.
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

Ark licenses third-party global property catastrophe models from Risk Management Solutions Inc. and Karen Clark & Company, as well as utilizing its own proprietary models to calculate expected probable maximum loss estimates (“PML”) from various property and non-property catastrophe scenarios. Ark prices property catastrophe contracts using its own proprietary models that can take inputs from third-party software and other data as appropriate. For business that Ark determines to have exposure to catastrophic perils, as part of its underwriting process, it models and evaluates the exposure to assess whether there is an appropriate premium charged for the exposure assumed.
Ark’s two largest natural catastrophe PML zones on a per occurrence basis for a 1-in-250 year event as of January 2025, as measured on a net after-tax exposure basis, are U.S. windstorm and U.S. earthquake. The net after-tax exposure is net of amounts ceded to reinsurers and reinstatement premiums. Different perils are more prevalent at different times of the year, and Ark tailors its outwards reinsurance program to incept accordingly throughout the year. Once the placement of Ark’s 2025 outwards reinsurance program is completed, Ark expects its net after-tax exposure for a 1-in-250 year event related to its largest PML zone to approximate 25-35% of total tangible capital (tangible shareholders equity and subordinated debt). Ark’s total tangible capital was $1,499 million as of December 31, 2024.
In addition, Ark also has loss exposures to other global natural catastrophe events including, but not limited to, Japanese earthquakes, Japanese windstorms, European windstorms and U.S. wildfires.
Ark’s estimates of potential losses are dependent on many variables, including assumptions about storm intensity, storm surge and loss amplification, loss adjustment expenses and insurance-to-value in the aftermath of weather-related catastrophes. In addition, Ark has to account for quality of data provided by insureds. Accordingly, if the assumptions are incorrect, the losses Ark might incur from an actual catastrophe could be materially different than the expectation of losses generated from modeled catastrophe scenarios. There could also be unmodelled losses which exceed the amounts estimated for U.S. windstorm and U.S. earthquake catastrophes.
Outside of natural catastrophe losses, Ark has exposure to non-natural or man-made large losses. The current largest exposures are cyber, offshore energy production platforms, terrorism events, war and war-like actions and political risk. Ark uses data from clients and combines this with accumulation tools and PML assessments to obtain potential loss scenarios.
Cyber losses can be derived from a number of scenarios that include major data security breach on large multinational organizations, business blackout from cyber attack on power generation and distribution facilities, malicious attack on cloud service provider data center and ransomware contagion across both individual and multiple corporations. Catastrophic losses in respect of offshore energy production facilities can include physical damage, business interruption, pollution liability, extra expenses and control of oil or gas flow therefrom. Terrorism and war and war-like actions can include physical damage, business interruption, liability, loss of life and fire following at locations around the world either in a single city or in coordinated attacks across multiple cities, countries or regions. Political risk scenarios can include confiscation, expropriation, nationalization and deprivation of assets, non-payment of obligations, political violence and war derived from geo-political instability, country overthrow and commodity price movement. Ark estimates its largest net after-tax loss from non-natural/man-made loss scenarios to be approximately 10% of total tangible capital.

WM Outrigger Re
WM Outrigger Re has exposure to losses caused by unpredictable catastrophic events including natural and other disasters all over the world such as hurricanes, windstorms, earthquakes, floods, wildfires, tornadoes, tsunamis, severe weather and infrastructure failures. The extent of a catastrophe loss is a function of both the severity of the event and total amount of insured exposure to the event, as well as the coverage provided to customers. Increases in the value and concentration of insured property, the effects of inflation and changes in weather patterns could increase the future frequency and/or severity of claims from catastrophic events. Climate change, which is characterized by higher temperatures, sea level rise and more extreme weather events including droughts, heavy storms, wildfires and stronger hurricanes, increases the frequency and severity of certain major natural catastrophes.
WM Outrigger Re’s two largest natural catastrophe PML zones on a per occurrence basis for a 1-in-250 year event as of January 2025, as measured net of reinstatement premiums, are U.S. windstorm and U.S. earthquake. WM Outrigger Re’s obligations under its reinsurance agreement with GAIL is subject to an aggregate limit equal to the assets in the collateral trust at any point in time.

Ark/WM Outrigger
When considering both Ark and WM Outrigger Re, White Mountains’s two largest natural catastrophe PML zones on a per occurrence basis for a 1-in-250 year event as of January 2025, as measured on a net after-tax exposure basis, are U.S. windstorm and U.S. earthquake. The net after-tax exposure is net of amounts ceded to reinsurers and reinstatement premiums. Different perils are more prevalent at different times of the year, and Ark tailors its outwards reinsurance program to incept accordingly. Once the placement of Ark’s 2025 outwards reinsurance program is completed, White Mountains expects its consolidated net after-tax exposure from Ark/WM Outrigger for a 1-in-250 year event related to its largest PML zone will be roughly 10% of White Mountains’s common shareholders’ equity as of December 31, 2024.

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
Ark seeks to protect its downside risk from catastrophes and large loss events by purchasing reinsurance, including quota share and excess of loss protections, aggregate covers and industry loss warranties. Ark also considers alternative structures such as collateralized reinsurance, retrocessional reinsurance and catastrophe bonds.
During the fourth quarter of 2023 and 2024, Ark renewed its collateralized quota share agreements with Outrigger Re Ltd., a Bermuda special purpose insurer, covering Ark’s Bermuda global property catastrophe excess of loss portfolio written in the 2024 and 2025 underwriting years, respectively.
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

Ark’s Loss and LAE Reserves

Ark establishes loss and LAE reserves that are estimates of amounts needed to pay claims and related expenses in the future for insured events that have already occurred, including both reported and unreported claims. Loss reserves are established due to the significant periods of time that may occur between the occurrence, reporting and payment of a loss. The process of estimating reserves involves a considerable degree of judgment by management and is inherently uncertain. See “CRITICAL ACCOUNTING ESTIMATES — Loss and LAE Reserves” on page 85 and Note 5 — “Loss and Loss Adjustment Expense Reserves” on page F-34 for a full discussion regarding Ark’s loss reserving process.

HG GLOBAL

Overview

The HG Global segment consists of HG Global and, prior to its deconsolidation on July 1, 2024, the consolidated results of Build America Mutual Assurance Company (“BAM”). See Note 2 — “Significant Transactions” on page F-19.
HG Global was established to fund the startup of BAM and provide reinsurance protection to BAM’s municipal bond insured portfolio. HG Global, together with its subsidiaries, funded the initial capitalization of BAM through the purchase of $503 million of surplus notes issued by BAM (the “BAM Surplus Notes”). HG Global, through its reinsurance subsidiary, HG Re, is a party to a first-loss reinsurance treaty (“FLRT”) with BAM, under which HG Re provides first-loss protection of up to 15%-of-par outstanding for each policy assumed from BAM. HG Re is only licensed to provide reinsurance to BAM. HG Re is required to provide reinsurance on policies that fall within the FLRT underwriting guidelines agreed upon by HG Re.
BAM is the first and only mutual municipal bond insurance company in the United States. By insuring the timely payment of principal and interest on municipal bonds, BAM provides market access to, and lowers interest expense for, issuers of municipal bonds used to finance essential public purpose projects. As a mutual insurance company, BAM is owned by and operated for the benefit of its members, the municipalities whose debt issuances are insured by BAM. BAM is domiciled in New York and is regulated by the New York State Department of Financial Services (“NYDFS”).
White Mountains does not have an ownership interest in BAM. However, through June 30, 2024, White Mountains was required to consolidate BAM’s results in its financial statements because BAM is a variable interest entity (“VIE”) for which White Mountains was the primary beneficiary. BAM’s results were all attributed to noncontrolling interests. On July 1, 2024, HG Re and BAM amended the FLRT with respect to certain governance rights held by HG Re. As a result, and in combination with other governance changes at BAM, White Mountains concluded that it no longer has the power to direct BAM’s activities that most significantly impact its economic performance and is no longer BAM’s primary beneficiary. Accordingly, as of July 1, 2024, White Mountains no longer consolidates BAM. Through June 30, 2024, BAM’s assets, liabilities and noncontrolling interests, as well as its results of operations, are presented within the HG Global segment. See Note 2 — “Significant Transactions” on page F-19.
HG Global has two primary sources of cash flows: (i) interest payments on the BAM Surplus Notes that are made outside the Collateral Trusts and (ii) releases of excess balances from the Collateral Trusts. See “Collateral Trusts” on page 12.
As of December 31, 2024 and 2023, White Mountains reported $1,179 million and $1,221 million of total assets and $253 million and $376 million of total equity related to HG Global. HG Global’s total equity attributable to White Mountains’s common shareholders after intercompany eliminations related to preferred dividends payable to White Mountains and intercompany debt was $729 million and $779 million as of December 31, 2024 and 2023. As of December 31, 2024 and 2023, White Mountains owned 96.9% of HG Global’s preferred equity and 88.4% of its common equity. As of December 31, 2024 and 2023, White Mountains reported $(13) million and $1 million of noncontrolling interests related to HG Global.
As of December 31, 2023, White Mountains reported $530 million of total assets and $(140) million of noncontrolling interests related to BAM, prior to its deconsolidation on July 1, 2024.

Reinsurance Treaties

HG Global provides reinsurance exclusively to BAM. Through the reinsurance relationship with BAM, HG Global maintains a direct dialogue and line of sight into key operations, including the application of both BAM’s underwriting guidelines and the FLRT underwriting guidelines, continuous portfolio monitoring, credit surveillance and claims paying resources.
HG Global reinsures all BAM policies that meet the FLRT underwriting guidelines. This has resulted in a portfolio with a focus on prudent single risk limits for small-to-medium sized, public investment grade municipal bonds in the U.S. (primarily in the AA, A and BBB categories in low-risk, stable sectors) that are issued to finance essential public purpose projects, such as schools, utilities and transportation facilities. White Mountains believes that municipal bonds insured by BAM have strong appeal to retail investors, who buy smaller, less liquid issuances, have less portfolio diversification and have fewer credit differentiation skills and analytical resources than institutional investors.
HG Re, through its reinsurance treaties with BAM, is exposed to climate-related events to the extent that those events impact a municipal issuer’s ability to service its debt obligations. Under the FLRT underwriting guidelines, BAM incorporates climate change risk in its credit underwriting process. In doing so, BAM considers both the short-term economic impact from climate change-related severe weather events (including flooding, wildfires, drought, windstorms and tornadoes), as well as longer-term impacts on population and property values from rising sea levels and changing temperature patterns.

FLRT
Under the FLRT, HG Re provides first-loss reinsurance protection of up to 15%-of-par outstanding for each policy assumed from BAM. For capital appreciation bonds, par is adjusted to the estimated equivalent par value for current interest paying bonds. HG Re is required to provide reinsurance on policies that fall within the FLRT underwriting guidelines agreed upon by HG Re.
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
In addition, the FLRT provides HG Holdings Ltd., a subsidiary of HG Global, the right to designate two directors for election to BAM’s Board of Directors.
Prior to the deconsolidation of BAM on July 1, 2024, HG Re’s reinsurance balances under the FLRT eliminated in White Mountains’s consolidated financial statements. Subsequent to the deconsolidation, White Mountains recognized gross written premiums of $32 million and earned premiums of $15 million during the year ended December 31, 2024.

XOLT
HG Re is also party to an excess of loss reinsurance agreement (the “XOLT”) with BAM. Under the XOLT, HG Re provides last-dollar protection for exposures on municipal bonds insured by BAM in excess of the NYDFS single issuer limits. As of December 31, 2024, the XOLT is subject to an aggregate limit equal to the lesser of $125 million or the assets held in the supplemental collateral trust (the “Supplemental Trust”) at any point in time. The XOLT is accounted for using deposit accounting, and any related financing revenues are recorded in other revenues, as the agreement does not meet the risk transfer requirements necessary to be accounted for as reinsurance.
Prior to the deconsolidation of BAM on July 1, 2024, HG Re’s reinsurance balances under the XOLT eliminated in White Mountains’s consolidated financial statements. Subsequent to the deconsolidation, other revenues recognized by White Mountains during the year ended December 31, 2024 related to the XOLT were insignificant.

Collateral Trusts

HG Re’s obligations under the FLRT are subject to an aggregate limit equal to the assets in two collateral trusts, the Supplemental Trust and the Regulation 114 Trust (together, the “Collateral Trusts”), at any point in time.
On a monthly basis, BAM deposits cash equal to ceded premiums net of ceding commissions, due to HG Re under the FLRT directly into the Regulation 114 Trust. The Regulation 114 Trust target balance is equal to HG Re’s unearned premiums and unpaid loss and LAE reserves, if any. If, at the end of any quarter, the Regulation 114 Trust balance is below the target balance, funds will be withdrawn from the Supplemental Trust and deposited into the Regulation 114 Trust in an amount equal to the shortfall. If, at the end of any quarter, the Regulation 114 Trust balance is above 102% of the target balance, funds will be withdrawn from the Regulation 114 Trust and deposited into the Supplemental Trust. The Regulation 114 Trust balance as of December 31, 2024 and 2023 was $352 million and $342 million, which consisted of cash, investments and accrued investment income.
The Supplemental Trust target balance is $603 million, less the amount of cash and securities in the Regulation 114 Trust in excess of its target balance (the “Supplemental Trust Target Balance”). If, at the end of any quarter, the Supplemental Trust balance exceeds the Supplemental Trust Target Balance, such excess may be distributed to HG Re. The distribution will be made first as an assignment of accrued interest on the BAM Surplus Notes and second in cash and/or fixed income securities. For the year ended December 31, 2024, HG Re received a distribution out of the Supplemental Trust of $80 million, which was comprised of the assignment of $59 million of accrued interest on the BAM Surplus Notes and a cash distribution of $21 million. For the year ended December 31, 2023, HG Re did not receive any distributions out of the Supplemental Trust.
As the BAM Surplus Notes are repaid over time, the BAM Surplus Notes will be replaced in the Supplemental Trust by cash and fixed income securities. The Supplemental Trust balance as of December 31, 2024 and 2023 was $598 million and $607 million, which included $289 million and $247 million of cash, investments and accrued investment income, $301 million and $322 million of BAM Surplus Notes at nominal value and $8 million and $38 million of accrued interest receivable on the BAM Surplus Notes at nominal value.
As of December 31, 2024 and 2023, the Collateral Trusts held total assets of $950 million and $949 million.

BAM Surplus Notes
Through June 30, 2024, the interest rate on the BAM Surplus Notes was a variable rate equal to the one-year U.S. Treasury rate plus 300 basis points, set annually, with each payment applied pro rata between outstanding principal and interest. Accordingly, in 2024, the interest rate on the BAM Surplus Notes was 8.2% through June 30, 2024. Effective July 1, 2024 and through maturity, HG Global and BAM amended the interest rate on the BAM Surplus Notes to be 10.0%, with a higher proportion of each payment to be applied to outstanding principal.
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
During 2024, HG Global received cash payments of principal and interest on the BAM Surplus Notes totaling $30 million. Of these payments, $21 million was a repayment of principal held in the Supplemental Trust, $1 million was a payment of accrued interest held in the Supplemental Trust and $8 million was a payment of accrued interest held outside the Supplemental Trust.
During 2023, HG Global received a cash payment of principal and interest on the BAM Surplus Notes of $27 million. Of this payment, $18 million was a repayment of principal held in the Supplemental Trust, $2 million was a payment of accrued interest held in the Supplemental Trust and $7 million was a payment of accrued interest held outside the Supplemental Trust.
During 2022, HG Global received a cash payment of principal and interest on the BAM Surplus Notes of $36 million. Of this payment, $25 million was a repayment of principal held in the Supplemental Trust, $1 million was a payment of accrued interest held in the Supplemental Trust and $10 million was a payment of accrued interest held outside the Supplemental Trust.
As of December 31, 2024 and 2023, the principal balance on the BAM Surplus Notes was $301 million and $322 million and total interest receivable on the BAM Surplus Notes was $195 million and $175 million, all at nominal value.
Prior to the deconsolidation of BAM on July 1, 2024, the BAM Surplus Notes, including accrued interest receivable, were classified as intercompany notes carried at nominal value, which eliminated in consolidation. Upon deconsolidation, White Mountains elected the fair value option for the BAM Surplus Notes. As of July 1, 2024 and December 31, 2024, the fair value of the BAM Surplus Notes was $387 million and $382 million. See “BAM Surplus Notes” under “CRITICAL ACCOUNTING ESTIMATES — Fair Value Measurements” on page 82.

Competition/Pricing

Certain sectors of the municipal bond insurance industry are highly competitive. HG Re is only licensed to provide reinsurance to BAM. Accordingly, HG Re, through its reinsurance treaties with BAM, is indirectly exposed to this competition.
BAM’s primary competitor is Assured Guaranty Ltd. (“Assured”). BAM and Assured each seek to differentiate themselves through risk selection, financial strength ratings, claims paying resources and underwriting strategies. BAM believes it has a number of distinct competitive advantages, and that, over time, its mutual structure will deliver a cost of capital advantage relative to its stock company competitor.
Pricing (i.e., premium level) is affected by a number of factors, including interest rate levels, credit spreads, trading value and capture rate (i.e., the percentage of total interest savings captured in the form of insurance premium). All else being equal, pricing is generally higher when interest rates are higher, credit spreads are wider, BAM’s trading value is higher relative to competitors and the capture rate is higher.

Insured Portfolio

Under the FLRT, HG Re provides first-loss reinsurance protection of up to 15%-of-par outstanding for each policy assumed from BAM. For capital appreciation bonds, par is adjusted to the estimated equivalent par value for current interest paying bonds. Prior to the deconsolidation of BAM on July 1, 2024, HG Re’s reinsurance balances under the FLRT eliminated in White Mountains’s consolidated financial statements. See Note 2 — “Significant Transactions” on page F-19.

The following table presents HG Re’s insured portfolio by asset class as of December 31, 2024 and 2023:

Millions	December 31, 2024		December 31, 2023
Sector	Outstanding Par Value of Policies Assumed	Weighted Average Credit Rating (1)	Outstanding Par Value of Policies Assumed	Weighted Average Credit Rating (1)
General Obligation	$9,811.0	A	$9,130.2	A
Utility	2,653.3	A	2,169.1	A
Dedicated Tax	1,858.0	A	1,823.4	A
General Fund	1,608.1	A+	1,381.3	A+
Higher Education	1,363.2	A-	1,113.2	A-
Enterprise Systems	1,209.7	A	958.0	A
Total insured portfolio	$18,503.3	A	$16,575.2	A
(1) The weighted average credit ratings are based on Standard & Poor’s credit ratings, or if unrated by Standard & Poor’s, the Standard & Poor’s equivalent of credit ratings provided by Moody’s Investor Service (“Moody’s”). HG Re’s weighted average credit rating is calculated using its outstanding par value of policies assumed.
The following tables present HG Re’s ten largest exposures based upon the par value of policies assumed as of December 31, 2024 and 2023:

	December 31, 2024
$ in Millions	Outstanding Par Value of Policies Assumed	Percent of Total Outstanding Par Value of Policies Assumed	Credit Rating (1)
Metropolitan Transportation Authority (MTA), NY, Mass Transit - Farebox	$79.7	0.4%	A-
Midway Airport, City of Chicago, IL (Cook County), Airport GARBs (2023 Supplemental Indenture)	77.0	0.4	A
City of Sherman, TX, (Grayson County), Combined Water & Sewer	76.4	0.4	A
South Carolina Public Service Authority	73.1	0.4	A-
City of Chicago, IL (Cook County), Sales Tax - Local	71.6	0.4	AA-
New Jersey Transportation Trust Fund Authority, System & Program Bonds, NJ, Gas Tax - State	69.2	0.4	A-
Pennsylvania Turnpike Commission, PA, Toll Roads	64.8	0.4	A+
Port Authority of NY and NJ	63.0	0.3	AA-
State of Illinois, General Obligation Bonds	61.9	0.3	A-
City of Wichita, KS (Sedgwick County), Water & Sewer	61.6	0.3	AA-
Total of top ten exposures	$698.3	3.7%
(1) The credit ratings are based on Standard & Poor’s credit ratings, or if unrated by Standard & Poor’s, the Standard & Poor’s equivalent of credit ratings provided by Moody’s. “AA-” is the fourth highest, “A+” is the fifth highest, “A” is the sixth highest and “A-” is the seventh highest of 23 credit ratings assigned by Standard & Poor’s.

	December 31, 2023
$ in Millions	Outstanding Par Value of Policies Assumed	Percent of Total Outstanding Par Value of Policies Assumed	Credit Rating (1)
Midway Airport, City of Chicago, IL (Cook County), Airport GARBs (2023 Supplemental Indenture)	$77.0	0.5%	A
City of Chicago, IL (Cook County), Sales Tax - Local	71.7	0.4	AA-
South Carolina Public Service Authority	66.2	0.4	A-
Pennsylvania Turnpike Commission, PA, Toll Roads	65.7	0.4	A+
Chicago Transit Authority, IL	65.4	0.4	AA-
New Jersey Transportation Trust Fund Authority, System & Program Bonds, NJ, Gas Tax	64.8	0.4	A-
Port Authority of NY and NJ	62.8	0.4	AA-
Metropolitan Pier & Exposition Authority, IL (Cook County)	59.3	0.4	A
State of Connecticut (Lottery Revenues)	57.1	0.3	AA-
Clark County SD, NV (Clark County)	56.4	0.3	AA-
Total of top ten exposures	$646.4	3.9%
(1) The credit ratings are based on Standard & Poor’s credit ratings, or if unrated by Standard & Poor’s, the Standard & Poor’s equivalent of credit ratings provided by Moody’s. “AA-” is the fourth highest, “A+” is the fifth highest, “A” is the sixth highest and “A-” is the seventh highest of 23 credit ratings assigned by Standard & Poor’s.

The following tables present the geographic distribution of HG Re’s insured portfolio as of December 31, 2024 and 2023:

	December 31, 2024
$ in Millions	Number of Risks	Outstanding Par Value of Policies Assumed	Percent of Total Outstanding Par Value of Policies Assumed
California	891	$3,336.9	18.0%
Texas	1,156	2,940.7	15.9
Illinois	499	1,721.2	9.3
Pennsylvania	555	1,688.2	9.1
New York	421	866.3	4.7
New Jersey	212	712.7	3.9
Alabama	216	563.0	3.0
Florida	99	523.3	2.8
Ohio	197	494.1	2.7
Indiana	152	463.5	2.5
Other States	1,753	5,193.4	28.1
Total insured portfolio	6,151	$18,503.3	100.0%

	December 31, 2023
$ in Millions	Number of Risks	Outstanding Par Value of Policies Assumed	Percent of Total Outstanding Par Value of Policies Assumed
California	862	$3,233.6	19.5%
Texas	1,057	2,462.3	14.9
Pennsylvania	543	1,654.4	10.0
Illinois	487	1,562.4	9.4
New York	417	845.6	5.1
New Jersey	210	692.4	4.2
Alabama	212	489.8	3.0
Florida	92	475.3	2.9
Ohio	191	471.0	2.8
Indiana	145	377.9	2.3
Other States	1,550	4,310.5	25.9
Total insured portfolio	5,766	$16,575.2	100.0%

The following table presents HG Re’s insured portfolio by issuer size of exposure as of December 31, 2024 and 2023:

$ in Millions	December 31, 2024			December 31, 2023
Original Par Value of Policies Assumed Per Issuer (1)	Number of Risks	Outstanding Par Value of Policies Assumed	Percent of Total Outstanding Par Value of Policies Assumed	Number of Risks	Outstanding Par Value of Policies Assumed	Percent of Total Outstanding Par Value of Policies Assumed
Less than $1 million	2,796	$1,280.6	6.9%	2,619	$1,212.1	7.3%
$1 to $2 million	1,260	1,798.8	9.7	1,205	1,711.7	10.3
$2 to $5 million	1,242	3,909.2	21.1	1,162	3,659.4	22.1
$5 to $10 million	492	3,430.3	18.5	466	3,251.3	19.6
$10 to $20 million	217	2,952.6	16.0	196	2,712.9	16.4
$20 to $50 million	121	3,697.8	20.0	101	3,018.2	18.2
Above $50m	23	1,434.0	7.8	17	1,009.6	6.1
Total insured portfolio	6,151	$18,503.3	100.0%	5,766	$16,575.2	100.0%
(1) The original par value of policies assumed per issuer does not include refunded and re-issued deals.

Insured Credit Surveillance

HG Re attends BAM’s monthly surveillance committee meetings. The surveillance committee evaluates the credit profile of each insured municipal bond on a periodic basis and places each insured municipal bond into one of four surveillance categories, the last two of which represent insured municipal bonds that are on BAM’s insured credit watchlist. Surveillance category 3 represents insured municipal bonds whose issuers are experiencing financial, legal or administrative issues causing overall credit quality deterioration, but whose probability of generating an insured loss is considered remote. Surveillance category 4 represents insured municipal bonds where a loss is expected or losses have been paid and have not been recovered or are not recoverable. As of December 31, 2024, BAM had assigned two credits to surveillance category 3 and did not assign any credits to surveillance category 4.
Insured municipal bonds on the watchlist are monitored closely and are subject to BAM’s distressed credit management procedures, including a remediation plan developed in consultation with BAM’s legal counsel and consultants and HG Re. The objectives of any remediation plan are to address the problems the issuer is facing, to address any external factors impacting the credit, to ensure that creditors’ rights are enforced and to cure any breaches that may have occurred with respect to any credit triggers or covenants. BAM may work with other insurers, municipal bondholders and/or interested parties on remediation efforts, as applicable.

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
During 2023, White Mountains committed an incremental $150 million of equity capital to Kudu, of which $61 million was undrawn as of December 31, 2024. Kudu expects to fund new capital deployments through the funds remaining from White Mountains’s capital commitment, excess operating cash flows, recycling of certain sales transaction proceeds, available debt capacity and additional equity contributions.
As of December 31, 2024 and 2023, White Mountains reported $1,108 million and $959 million of total assets and $792 million and $684 million of total equity related to Kudu. As of December 31, 2024 and 2023, White Mountains owned 90.4% and 89.6% of Kudu (77.0% and 76.3% on a fully-diluted/fully-converted basis, taking account of management’s equity incentives) and reported $128 million and $114 million of noncontrolling interests related to Kudu.

Portfolio

As of December 31, 2024, Kudu had deployed $989 million, including transaction costs, into 27 asset and wealth management firms globally, including three that have exited the portfolio. As of December 31, 2024, Kudu’s asset and wealth management firms had combined assets under management of approximately $125 billion, spanning a range of asset classes including real estate, wealth management, hedge funds, private equity and alternative credit strategies. Kudu’s capital was deployed at an average gross cash yield at inception of 9.6% based on expected cash in the first year following deployment.
Kudu’s philosophy is to partner with asset and wealth management firms that exhibit strong cash flow generation and growth. Kudu seeks to provide its solutions across a diverse mix of investment strategies and asset classes in the middle market.
Kudu’s average capital deployment to date has been approximately $37 million, with a range from $14 million to $81 million. Apportioned by manager type, Kudu’s portfolio as of December 31, 2024 was deployed 43% in alternatives, 32% in private capital, 17% in wealth management and 8% in traditional asset management. Kudu prioritizes the private capital segment as the underlying clients of these firms tend to be locked-up for an extended period, which can provide stability of revenues in a potential market downturn.
Kudu seeks to diversify geographically. Its portfolio currently includes 19 firms headquartered in 11 different states in the United States, three in the United Kingdom, two in Australia and one in Canada.

BAMBOO

Overview

The Bamboo segment consists of Bamboo Holdings, Bamboo MGA and Bamboo Captive. On January 2, 2024, White Mountains acquired a controlling interest in Bamboo (the “Bamboo Transaction”). See Note 2 — “Significant Transactions” on page F-19.
Bamboo is a capital-light, tech- and data-enabled insurance distribution platform providing homeowners’ insurance and related products to the residential property market in California. Bamboo operates primarily through Bamboo MGA, its full-service MGA business, where the company manages all aspects of the placement process on behalf of its fronting and reinsurance carrier partners (“Capacity Providers”), including product development, marketing, underwriting, policy issuance and claims oversight, and it earns commissions based on the volume and profitability of the insurance that it places. Bamboo MGA offers both admitted and non-admitted products. Under its existing capacity agreements for the treaty year ending April 1, 2025, Bamboo MGA’s commission levels are based on a sliding scale tied primarily to its attritional loss ratio. Bamboo also operates two separate but integrated businesses: (i) a retail agency, within Bamboo MGA, offering ancillary products (e.g., flood, earthquake) on behalf of third parties and (ii) Bamboo Captive, a U.S.-domiciled captive reinsurer that participates in the underwriting risk of Bamboo’s MGA programs to align interests with Capacity Providers. During the fourth quarter of 2024, Bamboo Captive redomiciled from Bermuda to Arizona and changed its name from Ide8 Limited to Ide8 Re Inc.
As of December 31, 2024, White Mountains reported $585 million of total assets and $417 million of total equity related to Bamboo. As of December 31, 2024, White Mountains owned 72.8% of the basic units outstanding of Bamboo (63.7% on a fully-diluted/fully-converted basis, taking account of management’s equity incentives) and reported $114 million of noncontrolling interests related to Bamboo.

Marketing and Distribution

Bamboo is an MGA and program administrator with delegated binding authorities, and as such, is generally dependent on its Capacity Providers to bear the insurance risk on the programs designed and underwritten by Bamboo. Bamboo currently relies on a small group of Capacity Providers for a large proportion of its business.
For the years ended December 31, 2024 and 2023, Bamboo placed substantially all of its business with one fronting carrier partner. Bamboo anticipates several new fronting relationships commencing in 2025.
For the year ended December 31, 2024, the insurance risk for Bamboo’s programs was supported by over fifteen third-party Capacity Providers, with the top two of these providers representing approximately 28% of Bamboo’s managed premiums. For the year ended December 31, 2023, the insurance risk for Bamboo’s programs was supported by seven third-party Capacity Providers, with the top two of these providers representing approximately 45% of Bamboo’s managed premiums.
Bamboo primarily relies on third-party agents and brokers as its sales channel. Substantially all of Bamboo’s products are distributed through third-party agents and brokers who have the principal relationships with policyholders. Agents and brokers generally own the “renewal rights,” and thus Bamboo’s business model is dependent on its relationships with, and the success of, the agents and brokers with whom Bamboo does business. For the years ended December 31, 2024 and 2023, the top three relationships accounted for 41% and 47% of managed premiums.
The amounts related to the year ended December 31, 2023 are prior to White Mountains’s ownership of Bamboo. White Mountains believes this information is useful in understanding the overall growth in Bamboo’s premium base.

Competition

Bamboo operates in a highly competitive property and casualty insurance intermediary industry. Competitors are differentiated based on price, conditions of coverage, loss ratio performance, quality of service, technology and other factors. Bamboo’s primary competitors are typically traditional homeowners insurance carriers and their agents.

Managed Premiums

Managed premiums represent the total premiums placed by Bamboo during the period. The following table presents Bamboo’s managed premiums for the years ended December 31, 2024, 2023 and 2022, which includes periods prior to White Mountains’s ownership of Bamboo. White Mountains believes this information is useful in understanding the overall growth in Bamboo’s premium base.

	Year Ended December 31,
Millions	2024	2023	2022
New	$301.5	$146.4	$28.8
Net renewals, endorsements, reinstatements and cancellations	182.6	68.6	57.6
Total managed premiums	$484.1	$215.0	$86.4

OTHER OPERATIONS

Overview

White Mountains’s Other Operations consists of the Company and its wholly-owned subsidiary, WM Capital, its other intermediate holding companies, its wholly-owned investment management subsidiary, WM Advisors, investment assets managed by WM Advisors, its interests in MediaAlpha, PassportCard/DavidShield, Elementum, WTM Partners, Bamboo CRV, Other Operating Businesses and certain other assets.

WM Advisors

As of December 31, 2024, WM Advisors managed and/or provided oversight and administration for substantially all of White Mountains’s fixed maturity investments, short-term investments, common equity securities and other long-term investments.

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
As of December 31, 2024, White Mountains owned 17.9 million shares, representing a 26.6% basic ownership interest (25.4% on a fully-diluted/fully-converted basis). At the December 31, 2024 share price of $11.29, the fair value of White Mountains’s investment in MediaAlpha was $202 million. As of December 31, 2023, White Mountains owned 22.9 million MediaAlpha shares, representing a 34.9% ownership interest (33.1% on a fully-diluted/fully-converted basis). At the December 31, 2023 share price of $11.15, the fair value of White Mountains’s investment in MediaAlpha was $255 million.

PassportCard/DavidShield

PassportCard/DavidShield is principally an MGA that provides two insurance products: leisure travel insurance and expatriate medical insurance. PassportCard/DavidShield delivers a real-time, paperless insurance solution that facilitates claims payouts in minutes, wherever customers need them around the world. PassportCard/DavidShield offers its products to both individuals and organizations, primarily in Israel (its home market) as well as the European Union and Australia. PassportCard/DavidShield, through its wholly-owned carrier, writes both leisure travel and expatriate medical insurance in Israel and cedes 100% of the underwriting risks to its reinsurance partners.
PassportCard Limited (“PassportCard”) is a U.K.-domiciled global MGA. PassportCard receives commissions for placing policies with its insurance carrier partners and licensing fees for use of its card-based technology. PassportCard distributes its products through the broker channel and on a direct-to-consumer basis and also franchises its solutions in certain markets to major travel insurance and medical assistance companies.
DavidShield Life Insurance Agency (2000) Ltd. (“DavidShield”) is an MGA that is the leading provider of expatriate medical insurance in Israel. Since 2000, DavidShield has delivered industry-leading medical insurance solutions to diplomats, non-governmental organizations and thousands of multinational corporations and individuals in over 95 countries. DavidShield receives structured commissions for placing policies with its insurance carrier partners and licensing fees for use of its card-based technology.

There are a number of distinct advantages to the PassportCard/DavidShield insurance solutions that differentiate them in the marketplace. Through its real-time claims handling process, PassportCard/DavidShield is generally able to control claims, loss costs and fraud upfront, driving lower than industry average loss ratios for their reinsurance partners. Further, the card-based, paperless delivery model enables a superior customer experience, commanding industry-leading customer retention rates and strong brand loyalty.
White Mountains’s noncontrolling equity interest in PassportCard/DavidShield is accounted for at fair value within other long-term investments. As of December 31, 2024 and 2023, White Mountains owned 53.8% of PassportCard/DavidShield. As of both December 31, 2024 and 2023, the fair value of White Mountains’s interest in PassportCard/DavidShield was $150 million.

Elementum

Elementum is a third-party registered investment adviser specializing in natural catastrophe insurance-linked securities (“ILS”). Elementum manages separate accounts and pooled investment vehicles across various ILS sectors, including catastrophe bonds, collateralized reinsurance investments and industry loss warranties on behalf of third-party clients.
White Mountains has a noncontrolling equity interest in Elementum, which is accounted for at fair value within other long-term investments. As of both December 31, 2024 and 2023, the fair value of White Mountains’s interest in Elementum totaled $35 million. As of both December 31, 2024 and 2023, White Mountains had a 26.6% limited partnership interest in Elementum.
White Mountains also has investments in ILS funds managed by Elementum. As of December 31, 2024 and 2023, White Mountains had $74 million and $161 million invested in ILS funds managed by Elementum.

WTM Partners

In October 2023, White Mountains announced the launch of WTM Partners, which will acquire businesses in non-insurance, non-financial services sectors including essential services, light industrial and specialty consumer. White Mountains expects to deploy up to $500 million of equity capital through WTM Partners over time. WTM Partners did not deploy any equity capital in 2024.

Bamboo CRV

In April 2024, White Mountains committed to provide up to $30 million to Bamboo CRV. Bamboo CRV is a Bermuda special purpose collateralized reinsurance vehicle that provides reinsurance capacity to Bamboo. During the second quarter of 2024, White Mountains capitalized Bamboo CRV by purchasing $12 million of preference shares that were deposited into a collateral trust account. Bamboo CRV entered into a collateralized quota share agreement with one of Bamboo’s fronting partners to provide reinsurance protection on Bamboo’s admitted and non-admitted business written in the 2024 treaty year. During the fourth quarter of 2024, White Mountains purchased an additional $6 million of preference shares.

Other Operating Businesses

White Mountains has controlling equity interests in various other operating businesses which are consolidated. As of December 31, 2024, White Mountains reported $100 million of total assets, $65 million of total equity (net of intercompany eliminations) and $9 million of noncontrolling interests related to these businesses. As of December 31, 2023, White Mountains reported $107 million of total assets, $67 million of total equity (net of intercompany eliminations) and $9 million of noncontrolling interests related to these businesses.
White Mountains also has noncontrolling equity interests in various other operating businesses, which are generally accounted for at fair value within other long-term investments. As of December 31, 2024 and 2023, the fair value of these interests totaled $49 million and $40 million.

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
White Mountains maintains a fixed income portfolio that consists primarily of high-quality, short-duration, fixed maturity investments and short-term investments. White Mountains invests in fixed maturity investments that are attractively priced in relation to their investment risks and actively manages the average duration of the fixed income portfolio. As of December 31, 2024, the fixed income portfolio duration, including short-term investments, was 1.9 years. White Mountains has established relationships with select third-party registered investment advisers to manage a portion of its fixed income portfolio. See “Portfolio Composition” on page 71.
White Mountains maintains an equity portfolio that consists of common equity securities, its investment in MediaAlpha and other long-term investments. As of December 31, 2024, White Mountains’s portfolio of common equity securities consists of international listed equity funds and passive exchange traded funds (“ETFs”). White Mountains’s other long-term investments consist primarily of unconsolidated entities, Kudu’s Participation Contracts, private equity funds and hedge funds, a bank loan fund, Lloyd’s trust deposits, ILS funds and private debt instruments.

DISCONTINUED OPERATIONS

NSM

On August 1, 2022, White Mountains Holdings (Luxembourg) S.à r.l. (“WTM Holdings Seller”), an indirect wholly-owned subsidiary of White Mountains, completed the previously announced sale of White Mountains Catskill Holdings, Inc. and NSM Insurance HoldCo, LLC (“NSM”) (collectively with White Mountains Catskill Holdings, Inc., the “NSM Group”) to Riser Merger Sub, Inc., an affiliate of The Carlyle Group Inc. (the “NSM Transaction”), pursuant to the terms of the securities purchase agreement, dated May 9, 2022. See Note 2 — “Significant Transactions” on page F-19. NSM is a full-service MGA and program administrator with delegated binding authorities for specialty property and casualty insurance.
As a result of the NSM Transaction, the results of operations for NSM Group have been classified as discontinued operations in the statements of operations and comprehensive income through the closing of the transaction. See Note 20 — “Held for Sale and Discontinued Operations” on page F-73.

REGULATION

United States

Insurance Regulation
Bamboo is licensed in all 50 states as an insurance producer and is registered as an MGA in California. The distribution of insurance products is a heavily regulated industry subject to regulation and supervision by state regulatory authorities. State insurance laws are often complex and generally grant broad discretion to supervisory authorities in adopting regulations and supervising regulated activities, which generally includes the licensing of insurance brokers and agents, intermediaries and third-party administrators. Our continuing ability to distribute insurance products in the states in which we currently operate is dependent upon our compliance with the rules and regulations promulgated by the regulatory authorities in each of these states.
Bamboo Captive is a protected cell captive domiciled in the state of Arizona and is subject to regulation and supervision by the Arizona Department of Insurance and Financial Institutions (“Arizona DIFI”).
White Mountains believes that Bamboo is in compliance with all applicable laws and regulations pertaining to its business that would have a material effect on its financial condition or results of operations in the event of non-compliance.

Rate Regulations
Nearly all states have insurance laws requiring personal property and casualty insurers to file rating plans, policy or coverage forms and other information with the state’s regulatory authority. In many cases, such rating plans and/or policy or coverage forms must be approved by the regulatory authority prior to use. The speed with which an insurer can change rates in response to competition or in response to increasing costs depends, in part, on whether the rating laws are (i) prior approval, (ii) file-and-use or (iii) use-and-file laws. In states with prior approval laws, the regulator must approve a rate before the insurer may use it. In states with file-and-use laws, the insurer does not have to wait for the regulator’s approval to use a rate, but the rate must be filed with the regulatory authority prior to being used. In states with use-and-file laws, the insurer must file rates within a certain period of time after the insurer begins to use them. Under all three types of rating laws, the regulator has the authority to disapprove a rate filing. While Bamboo is not an insurer, and thus not required to file its own rating plans with the state's regulatory authority, Bamboo’s commissions are derived from a percentage of the premium rates set by its fronting carrier partners in conjunction with state law, and the sustainability of Bamboo’s business is dependent on such rates. California, which is Bamboo’s primary jurisdiction at present, is a prior approval state.

Premium Accounts Held in Trust
Bamboo maintains trust accounts in order to comply with fiduciary requirements under U.S. state insurance laws and regulations relating to premium trust accounts. Under such laws, insurance agencies that do not make immediate remittances to counterparties (such as insurance companies, clients or other producers to which premium, commissions or other amounts are due from time to time) must segregate funds owed to such counterparties, and these funds must be held in trust for the insurance company, client or other relevant third-party payee. Bamboo’s use of trust accounts is routinely subject to audits by its fronting carrier partners and other external auditors.

Cybersecurity
In 2018, California enacted the California Consumer Privacy Act (the “CCPA”), which broadly regulates the sale of California residents’ personal information and grants California residents certain rights to, among other things, access and delete data about them in certain circumstances. In November 2020, California augmented the CCPA by enacting the California Privacy Rights Act (the “CPRA”). Among other things, the CPRA grants consumers the right to correct inaccurate data about them and creates a new enforcement agency. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches. Compliance with the CCPA and the CPRA, or similar laws in other jurisdictions, may increase the cost of providing services, including those provided by Bamboo.

Investment Regulation
Kudu Investment Holdings, LLC, a subsidiary of Kudu, is an investment adviser that is registered with the SEC under Section 203 of the United States Investment Advisers Act of 1940.

Bermuda

Insurance Regulation
The Insurance Act 1978 of Bermuda and related regulations, as amended (the “Insurance Act”), regulates the insurance business of HG Re, a special purpose insurer, GAIL, Ark’s wholly-owned Class 4 insurance and reinsurance company and Outrigger Re Ltd., a special purpose insurer. Outrigger Re Ltd. is also registered as a segregated accounts company under the Bermuda Segregated Accounts Companies Act 2000, as amended (the “SAC Act”). The Insurance Act provides that no person may carry on any insurance business in or from within Bermuda unless registered as an insurer under the Insurance Act by the Bermuda Monetary Authority (“BMA”). The BMA, in deciding whether to grant registration, has broad discretion to act as it thinks fit in the public interest. From time to time, HG Re, GAIL and Outrigger Re Ltd. may apply for, and be granted, certain modifications to, or exemptions from, regulatory requirements, which may otherwise apply to them.
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
As special purpose insurers, HG Re and Outrigger Re Ltd. are insurers that carry on special purpose business. Special purpose business under the Insurance Act is insurance business under which an insurer fully collateralizes its liabilities to the insured persons through (i) the proceeds of any one or more of (a) a debt issuance where the repayment rights of the providers of such debt are subordinated to the rights of the person insured or (b) some other financing mechanism approved by the BMA; (ii) cash; and (iii) time deposits. Special purpose insurers may be registered to carry on either restricted special purpose business or unrestricted special purpose business. Restricted special purpose business is special purpose business conducted between a special purpose insurer and specific insureds approved by the BMA. Both HG Re and Outrigger Re Ltd. are only able to carry on restricted purpose business.

Capital and Solvency Return
As a Class 4 insurer, GAIL is required to file, on an annual basis, a capital and solvency return in respect of its general business, which currently includes, among other items, a statutory economic balance sheet, a schedule of risk management, a catastrophe risk return, a schedule of loss triangles or reconciliation of net loss reserves (where applicable), a schedule of eligible capital and the Enhanced Capital Requirement (“ECR”) as calculated by the Bermuda Solvency and Capital Requirement (“BSCR”) model (or an approved internal model). The BSCR is a mathematical model designed to give the BMA robust methods for determining an insurer’s capital adequacy. Underlying the BSCR is the belief that all insurers should operate on an ongoing basis with a view to maintaining their capital at a prudent level in excess of the minimum solvency margin otherwise prescribed under the Insurance Act. The 2024 BSCR must be filed with the BMA before April 30, 2025; at this time, we believe GAIL will exceed the minimum amount required to be maintained under Bermuda law.
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

Minimum Solvency Margin
As a general business insurer, GAIL is required to maintain statutory assets in excess of its statutory liabilities by an amount, equal to or greater than the prescribed minimum solvency margin. The minimum solvency margin that must be maintained by a Class 4 insurer is the greater of (i) $100 million, (ii) 50% of net premiums written (with a credit for reinsurance ceded not exceeding 25% of gross premiums), (iii) 15% of net aggregate loss and loss expense provisions and other insurance reserves or (iv) 25% of the ECR, which is established by reference to the BSCR model.
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

Restrictions on Dividends, Distributions and Reductions of Capital
As a Class 4 insurer, GAIL is prohibited from declaring or paying any dividends if in breach of the required minimum solvency margin or minimum liquidity ratio (the “Relevant Margins”) or if the declaration or payment of such dividend would cause the insurer to fail to meet the Relevant Margins. Further, Class 4 insurers are prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files (at least seven days before payment of such dividends) with the BMA an affidavit stating that it will continue to meet its Relevant Margins. Class 4 insurers must obtain the BMA’s prior approval for a reduction by 15% or more of the total statutory capital as set forth in its previous year’s financial statements. These restrictions on declaring or paying dividends and distributions under the Insurance Act are in addition to the solvency requirements under the Companies Act 1981 of Bermuda, as amended (the “Companies Act”). See “LIQUIDITY AND CAPITAL RESOURCES — Dividend Capacity” on page 75 for further discussion.
As special purpose insurers, HG Re and Outrigger Re Ltd. are not required to obtain the BMA’s prior approval in connection with any reduction of total statutory capital, but are prohibited from declaring or paying a dividend if they are in breach of their minimum solvency margin or if the declaration or payment of such dividend would cause such a breach. As a segregated account, the solvency test for the declaration of dividends and distributions is evaluated based upon the solvency of WM Outrigger Re, rather than the solvency of Outrigger Re Ltd. as a whole.

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

Notification of Cyber Reporting Events
Every insurer subject to the Insurance Act is required to notify the BMA where the insurer has reason to believe that a Cyber Reporting Event has occurred. Within 14 days of such notification, the insurer must also furnish the BMA with a written report setting out all of the particulars of the Cyber Reporting Event that are available to it. A Cyber Reporting Event includes any act that results in the unauthorized access to, disruption or misuse of electronic systems or information stored on such systems of an insurer, including breach of security leading to the loss or unlawful destruction or unauthorized disclosure of or access to such systems or information where there is a likelihood of an adverse impact to policyholders, clients or the insurer’s insurance business, or a similar event for which notice is required to be provided to a regulatory body or government agency.

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

Certain Other Bermuda Law Considerations
The Company is an exempted company registered under the Companies Act. As a result, the Company is required to comply with the provisions of the Companies Act regulating the payment of dividends and making of distributions from contributed surplus. A company is prohibited from declaring or paying a dividend, or making a distribution out of contributed surplus, if there are reasonable grounds for believing that:

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

General
The operations of ASML, Ark’s wholly-owned Lloyd’s managing agent, are subject to oversight by Lloyd’s, through the Lloyd’s Council. ASML’s business plan for the Syndicates, including maximum stamp capacity, requires annual approval by Lloyd’s. Stamp capacity is a measure of the amount of net premium (premiums written less acquisition costs) that a syndicate is authorized by Lloyd’s to write. Lloyd’s may require changes to any business plan presented to it or additional capital to be provided to support the underwriting plan. Lloyd’s approved stamp capacity in 2025 for Syndicate 4020, including ACSN 3832, is £750 million ($938 million based upon the foreign exchange spot rate as of December 31, 2024) and for Syndicate 3902 is £250 million ($313 million based upon the foreign exchange spot rate as of December 31, 2024). The Syndicates are supported by capital provided through ACML, Ark’s wholly-owned Lloyd’s Corporate Member.
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

Solvency II and the U.K.’s Domestic Prudential Regime
The European Parliament’s Solvency II regulation represents a risk-based approach to insurance regulation and capital adequacy. Its principal goals are to improve the correlation between capital and risk, effect group supervision of insurance and reinsurance affiliates, implement a uniform capital adequacy structure for insurers and reinsurers across the EU Member States, establish consistent corporate governance standards for insurance and reinsurance companies, and establish transparency through standard reporting of insurance operations. Under Solvency II, an insurer’s or reinsurer’s capital adequacy in relation to various insurance and business risks may be measured with an internal model developed by the insurer or reinsurer and approved for use by the Member State’s regulator or pursuant to a standard formula developed by the European Commission. Following the U.K.'s exit from the EU, and the expiry of the transition period on December 31, 2020, U.K. authorized insurers are subject to the U.K.'s separate domestic prudential regime. This regime was identical to the Solvency II regime from January 1, 2021, although the two regimes have begun to diverge.
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

Climate Change
In response to PRA climate change risk management guidelines, Ark has established a climate change working group and has undertaken a climate change risk assessment. The risk assessment highlighted regulatory, claims, underwriting and investment risks associated with climate change. Ark regularly analyzes climate change risk as part of its risk management framework. Ark also engages with industry peers through the Lloyd’s Climate Change market group. Ark has assigned its Chief Risk Officer responsibility under the PRA Senior Insurance Managers Regime for climate change risk. The Chief Risk Officer reports to the Ark Board on climate change matters.

General

Cybersecurity
We are subject to various state, federal and international laws and regulations that address the collection, storing, use, disclosure, security, privacy, transfer and other processing of personal information and other data, including SEC rules, GDPR, the California Consumer Privacy Act and the California Privacy Rights Act, among others.

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
As of February 27, 2025, each of Lloyd’s Syndicates 4020 and 3902 benefits from the financial strength rating of “A+/stable” by A.M. Best Company, Inc. (“A.M. Best”) and “AA-/stable” by Standard & Poor’s assigned to the Lloyd’s marketplace. “A+” is the second highest of 16 financial strength ratings assigned by A.M. Best and “AA-” is the fourth highest of 23 financial strength ratings assigned by Standard & Poor’s.
As of February 27, 2025, Ark’s financial strength rating was “A/stable” by A.M. Best. “A” is the third highest of 16 financial strength ratings assigned by A.M. Best.

HUMAN CAPITAL

As of December 31, 2024, White Mountains employed 893 people (consisting of 82 people at the Company, WM Capital, its other intermediate holding companies, WM Advisors, WTM Partners and HG Global, 273 people at Ark, 17 people at Kudu, 170 people at Bamboo and 351 people at the consolidated Other Operating Businesses).
White Mountains’s strength lies in its people, and it proactively supports each employee’s well-being and development. The Company’s Board of Directors receives periodic reporting on employee satisfaction and concerns and interacts with employees across White Mountains. White Mountains has an inclusive, team-oriented culture in which all employees are treated with respect. Under the guidelines of the Company’s Code of Business Conduct, it is firmly committed to providing equal employment opportunities. White Mountains values diversity of backgrounds, experiences and ideas, which it believes fosters more engaging discussions, stronger collaboration and better company performance. White Mountains invests in the professional development of its workforce and is committed to the long-term development of its workforce and the cultivation of its next generation of leaders.

Item 1A.  Risk Factors

The information contained in this report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. See “FORWARD-LOOKING STATEMENTS” on page 101 for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements. The Company’s actual future results and trends may differ materially depending on a variety of factors including, but not limited to, the risks and uncertainties discussed below.

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

As of December 31, 2024, we had total goodwill and other intangible assets of $720 million on our consolidated balance sheet, $355 million of which relates to our acquisition of Bamboo and $293 million of which relates to our acquisition of Ark.
    We periodically review goodwill and other intangible assets to determine whether an impairment has occurred. An impairment of goodwill or other intangible assets occurs when the carrying value of the asset exceeds its fair value. The evaluation of goodwill or other intangible assets for impairment requires the use of significant judgment in determining fair value, including assumptions about the future performance of the associated business. Our consolidated operating companies may experience unexpected circumstances that cause future performance to differ significantly from those assumptions, which could cause us to conclude that goodwill and other intangible assets are impaired. Such an impairment would result in a non-cash charge to income that could materially adversely affect our results of operations and financial condition.

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
The extent of a catastrophe loss is a function of both the severity of the event and the total amount of insured exposure to the event, as well as the coverage provided to customers. Increases in the value and concentration of insured property or insured employees, the effects of inflation, changes in weather patterns and increased terrorism and war and war-like actions could increase the future frequency and/or severity of claims from catastrophic events. Climate change, which is characterized by higher temperatures, sea level rise and more extreme weather events including droughts, heavy storms, wildfires and stronger hurricanes increases the frequency and severity of certain major natural catastrophes. There is also a growing threat of cyber risks due to the increasing interconnectivity of global systems. Claims from catastrophic events could materially adversely affect our results of operations and financial condition. Ark’s ability to write new insurance and reinsurance policies could also be impacted as a result of corresponding reductions in its capital levels. WM Outrigger Re’s obligations under its quota share reinsurance agreement with GAIL is subject to an aggregate limit equal to the assets in the collateral trust account at any point in time.
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
The maintenance of an “A-” or better financial strength rating is particularly important to Ark’s ability to write property and casualty insurance and reinsurance business in most markets. Ark writes insurance and reinsurance through Lloyd’s Syndicates 4020 and 3902, each of which benefits from the financial strength rating of “A+/stable” by A.M. Best and “AA-/stable” by Standard & Poor’s assigned to the Lloyd’s marketplace. Beginning in January 2021, Ark began writing certain classes of its business through GAIL, Ark’s wholly-owned Bermuda-based insurance and reinsurance company, which has an “A/stable” financial strength rating by A.M. Best. See “RATINGS” on page 28.
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

Ark attempts to limit its risk of loss through reinsurance and retrocessional arrangements, including through its quota share reinsurance agreement with Outrigger Re Ltd. Retrocessional arrangements refer to reinsurance purchased by a reinsurer to cover its own risks assumed from ceding companies. The availability and cost of reinsurance and retrocessional protection is subject to market conditions, which are outside of Ark’s control. In addition, the coverage provided by Ark’s reinsurance and retrocessional arrangements may be inadequate to cover its future liabilities. As a result, Ark may not be able to successfully alleviate risk through these arrangements, which could materially adversely affect our results of operations and financial condition.
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
Soft primary insurance market conditions could lead to a significant reduction in reinsurance premium rates, less favorable contract terms and fewer submissions for Ark’s reinsurance underwriting capacity. The supply of reinsurance is also related to the level of reinsured losses and the level of industry capital which, in turn, may fluctuate in response to changes in rates of return earned in the reinsurance industry. As a result, the reinsurance business historically has been a cyclical industry characterized by periods of intense price competition due to excess underwriting capacity, as well as periods when shortages of capacity permitted improvements in reinsurance rate levels and terms and conditions. In addition, the ease of entry into the reinsurance sector facilitates competition from third-party capital in the property catastrophe excess reinsurance line. This alternative capital provides collateralized property catastrophe protection in the form of catastrophe bonds, industry loss warranties, sidecars and other vehicles that facilitate the ability for non-reinsurance entities, such as hedge funds and pension funds, to compete for property catastrophe excess reinsurance business outside of the traditional treaty market.
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

Ark/WM Outrigger must maintain reserves adequate to cover its estimated ultimate liabilities for loss and LAE. Loss and LAE reserves are typically comprised of (i) case reserves for reported claims and (ii) incurred but not reported (“IBNR”) reserves for losses that have occurred but for which claims have not yet been reported and for expected future development on case reserves. Loss and LAE reserves are estimates of what Ark/WM Outrigger believes the settlement and administration of claims will cost based on facts and circumstances then known. These estimates involve actuarial and claims assessments and require Ark/WM Outrigger to make a number of assumptions about future events that are subject to unexpected changes and are beyond Ark/WM Outrigger’s control, such as future trends in claim severity, emerging coverage issues, frequency, inflation, legislative and judicial changes, regulatory changes, adverse court rulings and other factors. Because of uncertainties associated with estimating ultimate loss and LAE reserves, we cannot be certain that Ark/WM Outrigger’s reserves are adequate. In the event that Ark/WM Outrigger’s reserves are insufficient to cover the actual loss and LAE, Ark/WM Outrigger may need to add to the reserves, which could have a material adverse effect on our results of operations and financial condition. For further discussion of our loss and LAE reserves, see “CRITICAL ACCOUNTING ESTIMATES — Loss and LAE Reserves” on page 85.

Risks Related to HG Global’s Business and Industry

HG Re is only licensed to provide reinsurance to BAM. If BAM does not maintain its favorable financial strength rating from Standard & Poor’s, it could materially adversely affect HG Re’s business and, consequently, could materially adversely affect our results of operations and financial condition.

HG Re is only licensed to provide reinsurance to BAM. Accordingly, HG Re, through its reinsurance treaties with BAM, is dependent on BAM’s ability to write municipal bond insurance policies. The maintenance of an “AA” or better financial strength rating from Standard & Poor’s is particularly important to BAM’s ability to conduct its business.
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
On May 29, 2024, Standard & Poor’s concluded its most recent review and affirmed BAM’s “AA/stable” financial strength rating. A downgrade, withdrawal or negative watch/outlook of BAM’s financial strength rating could severely limit or prevent BAM’s ability to write municipal bond insurance policies, which could materially adversely affect HG Re’s business, and, consequently, could materially adversely affect our results of operations and financial condition.

Certain sectors of the municipal bond insurance industry are highly competitive, and BAM may not be able to compete effectively in the future, which could materially adversely affect HG Re’s business and, consequently, could materially adversely affect our results of operations and financial condition.

Certain sectors of the municipal bond insurance industry are highly competitive. HG Re is only licensed to provide reinsurance to BAM. Accordingly, HG Re, through its reinsurance treaties with BAM, is indirectly exposed to this competition. BAM’s primary competitor is Assured, which also provides financial guarantees on non-municipal debt, including structured finance. BAM and Assured each seek to differentiate themselves through risk selection, financial strength ratings, claims paying resources and underwriting strategies. If BAM is unable to compete effectively against Assured, it could result in fewer policies issued, lower premium levels and less favorable policy terms and conditions, which could materially adversely affect HG Re’s business, and, consequently, could materially adversely affect our results of operations and financial condition.

We are exposed to losses from municipal bond insurance written by BAM through our reinsurance treaties between HG Re and BAM, which could materially adversely affect our results of operations and financial condition.

Our reinsurance subsidiary, HG Re, provides (i) first-loss reinsurance protection of up to 15%-of-par outstanding for each policy assumed from BAM and (ii) last-dollar protection for exposures on municipal bonds insured by BAM in excess of the NYDFS single issuer limits. Should the policies assumed from BAM experience insured losses for any reason, this could materially adversely affect our results of operations and financial condition.

If BAM does not pay some or all of the principal and interest due on the BAM Surplus Notes, it could materially adversely affect our results of operations and financial condition.

As of December 31, 2024, White Mountains owned BAM Surplus Notes with a principal balance of $301 million and accrued interest receivable of $195 million, both at nominal value. The BAM Surplus Notes were carried at their fair value of $382 million as of December 31, 2024. No payment of principal or interest on the BAM Surplus Notes may be made without the approval of the NYDFS. Under its agreements with HG Global, BAM is required to seek regulatory approval to pay principal and interest on the BAM Surplus Notes only to the extent that its capital resources continue to support its outstanding obligations, business plan and rating. It is unlikely that BAM would pay principal and interest on the BAM Surplus Notes if such payments could lead to a rating downgrade. In 2024, the NYDFS approved cash payments of principal and interest on the BAM Surplus Notes totaling $30 million. We cannot guarantee that the NYDFS will approve payments on the BAM Surplus Notes in the future.
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

We may be subject to greater volatility from the BAM Surplus Notes, as the valuation of the BAM Surplus Notes under the discounted cash flow analysis subsequent to deconsolidation could be more volatile, which could materially adversely affect our results of operations and financial condition.

Under GAAP, for periods prior to July 1, 2024, the BAM Surplus Notes, including accrued interest receivable, were classified as intercompany notes carried at nominal value with no consideration for time value of money and eliminated in consolidation. Upon the deconsolidation of BAM on July 1, 2024, White Mountains elected the fair value option, and the BAM Surplus Notes, including accrued interest receivable, were fair valued at $387 million using a discounted cash flow analysis, which resulted in an unrealized loss on deconsolidation of $115 million. This fair value includes the impact of a discount for the time value of money, which was previously included in adjusted book value per share as a non-GAAP adjustment to book value per share. As of December 31, 2024, the fair value of the BAM Surplus Notes was $382 million.
White Mountains’s reported book value per share and adjusted book value per share may be subject to greater volatility in the future, as the valuation of the BAM Surplus Notes under the discounted cash flow analysis could be more volatile. We use judgment in selecting the key inputs to the discounted cash flow analysis. See “BAM Surplus Notes” under “CRITICAL ACCOUNTING ESTIMATES — Fair Value Measurements” on page 82 for a description of the methodology and key inputs we use to determine the valuation of the BAM Surplus Notes. Given the inherent subjectivity and uncertainty in the methodology and inputs used to determine the fair value of the BAM Surplus Notes, the value established using this methodology may not be fully realized. Should there be a significant decrease in the valuation of the BAM Surplus Notes, it could materially adversely affect our results of operations and financial condition.

The municipal bond industry is highly regulated at the federal and state level, and certain municipal bonds enjoy preferential tax treatment. Significant changes to these regulations or to the tax treatment of municipal bonds could affect the attractiveness of and market for BAM’s financial guarantee solutions. This could in turn materially adversely affect HG Re’s business and, consequently, could materially adversely affect our results of operations and financial condition.

The municipal bond market is subject to regulations at both the federal and state level, and certain municipal bonds enjoy preferential tax treatment. Changes to such regulations or to the tax treatment of municipal bonds could affect the issuance of certain municipal bonds or could reduce the attractiveness of and market for BAM’s financial guarantee solutions. This could decrease the amount of bond insurance issued by BAM and thereby reduce payments on the Surplus Notes and risk premiums ceded to HG Re, both of which could materially adversely affect our results of operations and financial condition.

Risks Related to Kudu’s Business and Industry

    Kudu’s financial performance is dependent upon its clients’ asset and performance-based fees, which are subject to a variety of economic, market and other risks.

    Kudu provides capital solutions for asset and wealth management firms through Participation Contracts, which are noncontrolling equity interests in the form of revenue and earnings participation contracts. Kudu’s investees generate their revenues and earnings by charging asset-based fees, which are typically a percentage of the value of the assets they manage for their clients, and/or performance-based fees, which are typically a portion of actual returns achieved for their clients above a target return. The revenue that Kudu generates from its clients is subject to the same general economic and market risks that may affect our investment portfolio. See Risk Factors, “Our investment portfolio may suffer reduced returns or losses, which could materially adversely affect our results of operations and financial condition. Adverse changes in equity markets, interest rates, debt markets or foreign currency exchange rates could result in significant losses to the value of our investment portfolio.” on page 35.
    Additionally, Kudu’s investees participate in a highly competitive, highly regulated industry that subjects their operations to a number of other risks that are out of our control and could materially adversely affect our results of operations and financial condition, including (i) changes in investor preference from the actively-managed investments offered by Kudu’s investees to passively-managed investments; (ii) the ability of Kudu’s investees to successfully attract new clients and retain existing ones; (iii) the ability of Kudu’s investees to avoid fee compression; (iv) the reliance of Kudu’s investees on a small number of key personnel; and (v) future changes to regulations that make Kudu’s investees’ businesses more cumbersome and expensive to operate.

Risks Related to Bamboo’s Business and Industry

Bamboo’s business is dependent on its capacity providers (both fronting and reinsurance), and a change in availability, terms or ratings could materially impact Bamboo’s results of operations and financial condition or adversely affect its ability to write business.

Bamboo is an MGA and program administrator with delegated binding authorities, and as such, is generally dependent on its Capacity Providers to bear the insurance risk on the programs designed and underwritten by Bamboo. Bamboo currently relies on a small group of Capacity Providers for a large proportion of its business, and loss of capacity from any one of these could materially adversely affect Bamboo’s results of operations and financial condition.
Should Bamboo fail to meet the profitability expectations of its Capacity Providers that write the business it places, its Capacity Providers could choose to stop writing the business or reduce the commission rate they will pay for placement services, which could materially adversely affect our results of operations and financial condition.
For the year ended December 31, 2024, Bamboo placed substantially all of its business with one fronting partner. Should this fronting partner reduce the volume of business accepted from Bamboo or adversely change the terms and conditions of placement, we cannot guarantee that Bamboo would be able to find other fronting partners to write its full programs, which could materially adversely affect its results of operations and financial condition. In addition, Bamboo relies on its fronting partners’ financial strength ratings in establishing the competitive position of its products. A ratings downgrade of Bamboo’s primary fronting partner could result in a substantial loss of business should policyholders choose to move to other companies with higher financial strength ratings.
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
For the year ended December 31, 2024, the insurance risk for Bamboo’s programs was concentrated, with two third-party Capacity Providers representing approximately 28% of Bamboo’s managed premiums. Should its Capacity Providers reduce the volume of business accepted from Bamboo or adversely change the terms and conditions, we cannot guarantee that Bamboo would be able to find other Capacity Providers to write the business, which could materially adversely affect its results of operations and financial condition.

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
Because Bamboo primarily relies on third-party agents and brokers as its sales channel, any deterioration in the relationships with these parties or failure to provide competitive compensation could lead them to place less premium with Bamboo. Bamboo places a substantial portion of its premium through a limited number of agents and broker relationships. For the year ended December 31, 2024, the top three relationships accounted for 41% of managed premiums. Certain of these agents and brokers are affiliated with insurance entities that compete with Bamboo. These agents and brokers may favor their own insurance entities over Bamboo. Loss of all or a substantial portion of the business provided by one or more of these agents and brokers could have a material adverse effect on Bamboo’s business.

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
The fair market value of our investment portfolio is affected by general economic and market conditions that are outside of our control, including (i) fluctuations in equity market levels, interest rates, debt market levels and foreign currency exchange rates; (ii) public health crises, natural disasters, terrorist attacks, war and war-like actions and other outside events; and (iii) credit losses sustained by issuers. A significant decline in the equity markets such as that experienced from September 2008 to March 2009 could materially adversely affect our results of operations and financial condition. In addition to causing declines in the fair value of securities that we own in our investment portfolio, public health crises, natural disasters, terrorist attacks and other outside events can adversely affect general commercial activity and the economies of many countries, which could materially adversely affect the business, financial condition and results of operations of the entities in which we have invested. For example, reductions of leisure travel, due to (i) travel restrictions imposed by governments due to the COVID-19 pandemic and (ii) fewer international flights in and out of Israel as a result of the regional conflict in the Middle East negatively impacted revenues at PassportCard/DavidShield. We are also exposed to changes in debt markets. Interest rates are highly sensitive to many factors, including governmental monetary policies, economic and political conditions and other factors beyond our control. In particular, a significant increase in interest rates, as experienced in 2022, could result in significant losses in the fair value of our investment portfolio. A significant increase in interest rates that causes severe losses could materially adversely affect our results of operations and financial condition. We also hold investments, such as unconsolidated entities, including Kudu’s Participation Contracts, private equity funds and hedge funds, a bank loan fund, Lloyd’s trust deposits, ILS funds and private debt instruments, that are not regularly traded in active investment markets and may be illiquid. These investments can experience volatility in their returns or valuation, which could materially adversely affect our results of operations and financial condition.

We may be subject to volatility from our investment in MediaAlpha, which could materially adversely affect our results of operations and financial condition.

White Mountains’s investment in MediaAlpha is valued based on the publicly-traded share price of MediaAlpha’s common stock, which at the December 31, 2024 closing price of $11.29 per share was $202 million. As a result, White Mountains’s reported book value per share and adjusted book value per share may be subject to future volatility, as the valuation of its investment in MediaAlpha is based on the publicly-traded share price of MediaAlpha’s common stock. Should there be a significant decrease in the publicly-traded share price of MediaAlpha’s common stock, it could materially adversely affect our results of operations and financial condition.

Our investment portfolio includes securities that do not have readily observable market prices. We use valuation methodologies that are inherently subjective and uncertain to value these securities. The values of securities established using these methodologies may never be realized, which could materially adversely affect our results of operations and financial condition.

As of December 31, 2024, White Mountains owned $1,263 million in securities, including our investments in Kudu’s Participation Contracts and PassportCard/DavidShield, that are not actively traded in public markets, do not have readily observable market prices and are classified as Level 3 investments in the GAAP fair value hierarchy. On a quarterly basis, we make a good faith determination of the fair value of our Level 3 investments in our GAAP financial statements using valuation techniques that are inherently subjective and uncertain.
In determining the GAAP fair value of these securities, we use judgment in selecting the fair value methodology and the significant inputs that are employed by that methodology for each such investment. See “CRITICAL ACCOUNTING ESTIMATES — Fair Value Measurements” on page 82 for a description of the methodologies we use to determine the GAAP fair value of our investments without a readily observable market price. Given the inherent subjectivity and uncertainty in the methodologies we use to determine the fair value of our investments without a readily observable market price, the values of such investments established using these methodologies may never be realized, which could materially adversely affect our results of operations and financial condition.

Risks Related to Taxation

We may not meet the requirements of the five-year deferral from the Bermuda corporate income tax or the OECD Pillar Two Undertaxed Profits Rule, which could materially adversely affect our results of operations and financial condition.

On December 27, 2023, Bermuda enacted a 15% corporate income tax that became effective on January 1, 2025. The Bermuda legislation defers the effective date until January 1, 2030, for Bermuda companies in consolidated groups that meet certain requirements. To qualify for the deferral, generally the group must (i) have consolidated affiliates and permanent establishments in six or fewer countries, (ii) have no more than €50 million of net tangible assets outside of the country where the group has the largest amount of net tangible assets and (iii) not have a consolidated Bermuda affiliate or Bermuda permanent establishment directly or indirectly owned by a parent entity that is subject to the Income Inclusion Rule of Pillar Two in any jurisdiction. White Mountains expects to meet the requirements to be exempt from the Bermuda corporate income tax until January 1, 2030.
On December 15, 2022, European Union Member States voted to adopt the European Union Minimum Tax Directive (the “EU Minimum Tax Directive”) in conformity with the Organization for Economic Cooperation and Development (“OECD”) Pillar Two initiative. The Pillar Two initiative includes a set of model rules that are generally designed to impose a top-up tax on a large multinational enterprise group to the extent the group is not subject to an effective tax rate of at least 15% in each jurisdiction in which the group has a consolidated affiliate or permanent establishment. The EU Minimum Tax Directive required European Union Member States to enact conforming law by December 31, 2023. The main rule of the EU Minimum Tax Directive, the Income Inclusion Rule (“IIR”), was to become effective for fiscal years beginning on or after December 31, 2023, while the Undertaxed Profits Rule (“UTPR”) was to become effective for fiscal years beginning on or after December 31, 2024. The EU Minimum Tax Directive also permits European Union Member States to elect to apply a Qualified Domestic Minimum Top-up Tax (“QDMTT”) for fiscal years beginning on or after December 31, 2023.
On December 20, 2023, Luxemburg enacted conforming Pillar Two legislation. The Luxembourg legislation defers the effective date of the UTPR until fiscal years beginning after December 31, 2029 for Luxembourg companies in consolidated groups with a non-EU parent company that meet certain requirements. To qualify for the deferral, the group must (i) have consolidated affiliates and permanent establishments in six or fewer countries, and (ii) have no more than €50 million of net tangible assets outside of the country where the group has the largest amount of net tangible assets. White Mountains expects to meet the requirements to be exempt from the Luxembourg UTPR until January 1, 2030.
On July 11, 2023, the U.K. enacted conforming legislation adopting the Pillar Two IIR and QDMTT, which became effective for fiscal years beginning on or after December 31, 2023.
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

The income of our U.S. subsidiaries is subject to U.S. federal, state and local income tax and other taxes. The income of our non-U.S. subsidiaries is generally subject to a lower tax rate than that imposed by the United States. Certain of our non-U.S. subsidiaries are eligible for the benefits of tax treaties between the United States and other countries. We believe our non-U.S. subsidiaries will continue to be eligible for treaty benefits. However, it is possible that factual changes or changes to U.S. tax laws or changes to tax treaties that presently apply to our non-U.S. subsidiaries could increase income subject to tax, or the tax rate on income, in the United States.  Similarly, changes to the applicable tax laws, treaties or regulations of other countries could subject the income of members of our group to higher rates of tax outside the United States. Additionally, the base erosion and profit shifting (“BEPS”) project currently being undertaken by the OECD and the European Commission’s investigation into illegal state aid may result in changes to long standing tax principles, which could materially adversely affect our results of operations and financial condition. The recently enacted Bermuda corporate income tax and the Pillar Two worldwide minimum tax currently being enacted around the world are examples of the effects of the BEPS project.
On January 15, 2025, the OECD released administrative guidance on its Pillar Two model rules (the “January 2025 OECD Administrative Guidance”). The January 2025 OECD Administrative Guidance provides that, subject to limited exceptions, deferred tax expense attributable to deferred tax assets resulting from the introduction of a new corporate income tax after November 30, 2021 is to be excluded when assessing whether a multinational enterprise group has an effective tax rate of at least 15% in the jurisdiction that adopted the corporate income tax. The exclusion of such deferred tax expense would increase the likelihood that a top-up tax could be imposed by a country that adopted the Pillar Two rules.
Deferred tax assets associated with the economic transition adjustment recognized under the Bermuda corporate income tax are expected to be within the scope of the January 2025 OECD Administrative Guidance. As of December 31, 2024, no country had enacted the January 2025 OECD Administrative Guidance, and no changes had been enacted with respect to the Bermuda corporate income tax to repeal or otherwise limit the economic transition adjustment. Accordingly, under GAAP, we are required to maintain the net deferred tax asset attributable to the economic transition adjustment as of December 31, 2024. It is unclear whether the Bermuda government will enact legislative changes to the economic transition adjustment in response to the January 2025 OECD Administrative Guidance. It is also unclear the extent to which the January 2025 OECD Administrative Guidance will be enacted into the domestic Pillar Two law of Luxembourg or the U.K. If the Bermuda government repeals or otherwise limits the economic transition adjustment, or if Luxembourg or the U.K. enacts the January 2025 OECD Administrative Guidance into its domestic Pillar Two law, our results of operations and financial condition may be materially adversely affected.

Our non-U.S. subsidiaries are treated as CFCs and may subject a U.S. 10% shareholder of our common shares to disadvantageous rules under U.S. federal income tax laws.

The Tax Cuts and Jobs Act of 2017 (“TCJA”) modified certain U.S. tax rules that apply to controlled foreign corporations (“CFCs”). As a result of these changes, each of our non-U.S. subsidiaries is treated as a CFC. If any of our shareholders is a “U.S. 10% shareholder” (as described below) that directly or indirectly owns stock in White Mountains, that shareholder must include in its taxable income each year its pro rata share of our CFC subsidiaries’ “subpart F income” and global intangible low-taxed income for that year, even if no distributions are received by the U.S. 10% shareholder.
Due to changes made by the TCJA, a shareholder is treated as a U.S. 10% shareholder if the shareholder is a U.S. person who owns directly, indirectly or through constructive ownership rules 10% or more of either the voting power or the total value of our shares. As a result, a U.S. person that owns (directly, indirectly or through constructive ownership rules) 10% or more of our shares will generally be treated as a U.S. 10% shareholder of our CFC subsidiaries, notwithstanding the voting power restrictions of our shares. However, a person that is a U.S. 10% shareholder solely as a result of constructive ownership rules (i.e., such person does not directly or indirectly own stock of White Mountains) should not have a subpart F income inclusion or global intangible low-taxed income with respect to our CFC subsidiaries.
If you are a U.S. person who might be a U.S. 10% shareholder, we encourage you to consult your own tax advisor concerning the CFC rules.

Proposed regulations could subject U.S. persons who are shareholders to disadvantageous rules under U.S. federal income tax laws pertaining to “related person insurance income.”

Proposed regulations issued on January 24, 2022 address the subpart F “related person insurance income” (“RPII”) tax regime. The proposed regulations would expand the scope of relationships giving rise to RPII by treating intra-group reinsurance transactions as generating RPII if a non-U.S. parent entity of the group is majority owned by U.S. persons. If the proposed regulations are finalized as written, U.S. shareholders of the Company could be required to include in their taxable income a proportionate share of White Mountains’s RPII annually as subpart F income, even if no distributions are received by the U.S. shareholder.
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

We are subject to supervision and regulation by regulatory authorities in the various jurisdictions in which we conduct business, including state and national insurance regulators. Regulatory authorities have broad regulatory, supervisory and administrative powers relating to, among other things, data protection and data privacy, solvency standards, licensing, coverage requirements, policy rates and forms and the form and content of financial reports. Regulatory authorities continue to implement new or enhanced regulatory requirements. Regulatory authorities also may seek to exercise their supervisory or enforcement authority in new or more extensive ways. These actions, if they occur, could affect the competitive market and the way in which we conduct our business and manage our capital and could result in lower revenues and higher costs. As a result, such actions could have a material adverse effect on our results of operations and financial condition.

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
Our computer systems have been and will continue to be the target of cyber attacks, although we are not aware that we have experienced a material cybersecurity breach. We are also not aware of any third-party vendor having experienced a material cybersecurity breach that materially impacted our data. The risk of a cyber attack may increase, and we may experience more significant attacks in the future.
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
The Company and each of its consolidated subsidiaries/affiliates are responsible for developing a cybersecurity program appropriate for their respective businesses. The design of these cybersecurity programs is informed by the ISO 27001 standards and the Center for Internet Security Critical Security Controls framework (“CISCSC”). This does not imply that these programs meet all specifications of ISO 27001 and CISCSC, but rather that we use them as a guide to help us identify, assess and manage cybersecurity risks relevant to our business. The cybersecurity programs developed by the Company and its consolidated subsidiaries/affiliates include, among other things, (i) advanced threat protection and detection systems; (ii) vulnerability scanning and testing of network defenses; (iii) user authentication, role-based access and privileged access management; (iv) data encryption, loss prevention, backup and recovery mechanisms; (v) employee testing and training; (vi) technical and business team-focused incident response tabletop exercises; (vii) disaster recovery testing and (viii) security assessments of third-party service providers. White Mountains engages both its internal auditors and third-party information security experts to assist management in assessing the effectiveness of these cybersecurity programs.
Risks from cybersecurity threats may cause material disruptions to our operations and reputational harm, which could materially adversely affect our results of operations and financial condition. See Item 1.A Risk Factors, “We may be unable to adequately maintain our systems and safeguard the security of our data, which could adversely impact our ability to operate our business and cause reputational harm and, consequently, could materially adversely affect our results of operations and financial condition.” on page 41 for more information about these risks.

Governance

The Company’s Board of Directors has assigned oversight of White Mountains’s cybersecurity risk management to the Audit Committee. The Audit Committee receives periodic reports on White Mountains’s cybersecurity risks and any material cybersecurity incidents at the direction of White Mountains’s senior management. In addition, the Audit Committee receives reports addressing cybersecurity risks as part of the Company’s overall enterprise risk management program.
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

Item 2.  Properties

The Company maintains two professional offices in Hamilton, Bermuda, which serve as its headquarters and its registered office. The Company’s principal executive office is in Hanover, New Hampshire. In addition, White Mountains maintains professional offices in Guilford, Connecticut, which houses its corporate finance and investment functions, and Boston, Massachusetts, which houses its corporate accounting, reporting and internal audit functions. All of the Company’s professional offices are leased.
HG Global’s, WM Outrigger Re’s and Ark’s headquarters are located in Hamilton, Bermuda. In addition, Ark maintains underwriting offices in London, England and Hamilton, Bermuda. Kudu’s and WTM Partners’s headquarters are located in New York, New York. Bamboo’s headquarters are located in Midvale, Utah.
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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS (as of February 27, 2025)

Name	Position	Age	Executive Officer Since
G. Manning Rountree	Chief Executive Officer	52	2009
Liam P. Caffrey	President and Chief Financial Officer	52	2022
Giles E. Harrison	Executive Vice President and Chief Strategy Officer	56	2024
Michaela J. Hildreth	Managing Director and Chief Accounting Officer	57	2021
Robert L. Seelig	Executive Vice President and General Counsel	56	2002

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
Mr. Caffrey was appointed as President and Chief Financial Officer of the Company in April 2024. Prior to that, he served as Executive Vice President and Chief Financial Officer of the Company. Prior to joining White Mountains in March 2022, Mr. Caffrey served as Chief Executive Officer of Aon’s Global Affinity business. Prior to that, he served as Chief Financial Officer of Aon Risk Solutions globally and as Chief Financial Officer of Aon Risk Solutions Americas. Prior to joining Aon, Mr. Caffrey spent 12 years with McKinsey & Company.
Mr. Harrison was appointed Executive Vice President and Chief Strategy Officer of the Company in June 2024. Prior to joining White Mountains, Mr. Harrison worked for the Zurich Insurance Group from 2015 to 2024, most recently as the Chief Financial Officer of Farmers Group, Inc. Prior to joining Farmers, he was CEO of Regional Markets EMEA for Zurich Insurance Group, based in Zurich. Prior to this, he led the Zurich Group’s mergers, acquisitions and partnership activities globally. Prior to Zurich, Mr. Harrison was an investment banker at Lehman Brothers and HSBC. Mr. Harrison also serves as a director of BAM.
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

PART II

Item 5.  Market for the Company’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

White Mountains’s common shares are listed on the New York Stock Exchange (symbol “WTM”) and the Bermuda Stock Exchange (symbol “WTM-BH”). As of February 24, 2025, there were 231 registered holders of White Mountains common shares, par value $1.00 per share. For information on securities authorized for issuance under the Company’s equity compensation plans, see “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” on page 104.
The following graph presents the five-year cumulative total return for a shareholder who invested $100 in common shares as of December 31, 2019, assuming re-investment of dividends. Cumulative returns for the five-year period ended December 31, 2024 are also shown for the Standard & Poor’s 500 Stocks Capitalization Weighted Index (“S&P 500”) and the Standard & Poor’s 500 Stocks (Property & Casualty) Capitalization Weighted Index (“S&P P&C”) for comparison.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
Index Value
250
225
200
175
150
125
100
75
2019
2020
2021
2022
2023
2024
WTM
S&P 500
S&P P&C

Purchases of Equity Securities by the Company
The following table provides information regarding common shares repurchased by the Company during the fourth quarter of 2024:

Months	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (1)
October 1 - October 31, 2024	—	$—	—	301,014
November 1 - November 30, 2024	—	$—	—	301,014
December 1 - December 31, 2024	—	$—	—	301,014
Total	—	$—	—	301,014
(1) The Company’s Board of Directors has authorized it to repurchase its common shares, from time to time, subject to market conditions. The repurchase authorizations do not have a stated expiration date.

Item 6.  Reserved

None.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains “forward-looking statements.” White Mountains intends statements that are not historical in nature, which are hereby identified as forward-looking statements, to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. White Mountains cannot promise that its expectations in such forward-looking statements will turn out to be correct. White Mountains’s actual results could be materially different from and worse than its expectations. See “FORWARD-LOOKING STATEMENTS” on page 101 for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements.
The following discussion also includes 11 non-GAAP financial measures: (i) adjusted book value per share, (ii) value of BAM Surplus Notes for adjusted book value purposes, (iii) Kudu’s earnings before interest, taxes, depreciation and amortization (“EBITDA”), (iv) Kudu’s adjusted EBITDA, (v) Bamboo’s MGA pre-tax income (loss), (vi) Bamboo’s MGA net income (loss), (vii) Bamboo’s MGA EBITDA, (viii) Bamboo’s MGA adjusted EBITDA, (ix) total consolidated portfolio return excluding MediaAlpha, (x) total adjusted capital and (xi) total debt to total adjusted capital, that have been reconciled from their most comparable GAAP financial measures on page 79. White Mountains believes these measures to be useful in evaluating White Mountains’s financial performance and condition.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

Overview—Year Ended December 31, 2024 versus Year Ended December 31, 2023
White Mountains ended 2024 with book value per share of $1,746 and adjusted book value per share of $1,834. During 2024, book value per share and adjusted book value per share increased 6% and 8%, including dividends. Comprehensive income attributable to common shareholders was $230 million in 2024 compared to $511 million in 2023.
Results in 2024 were driven primarily by solid results from White Mountains’s operating businesses and good returns in the investment portfolio. Results in 2023 were driven primarily by good results from White Mountains’s operating businesses and strong returns in the investment portfolio. White Mountains’s results included net realized and unrealized investment gains of $147 million in 2024 compared to $407 million in 2023. Results in 2024 also included $38 million of net realized and unrealized investment gains from White Mountains’s investment in MediaAlpha compared to $27 million in 2023.
As of December 31, 2024, White Mountains’s undeployed capital was approximately $0.7 billion, including the net proceeds received from the debt recapitalization completed in January 2025 at Bamboo.
Ark’s combined ratio was 83% in 2024, compared to 82% in 2023. Ark’s combined ratio included 13 points of catastrophe losses in 2024, driven primarily by Hurricanes Milton, Helene, Debby and Beryl, compared to two points of catastrophe losses in 2023, driven primarily by Hurricanes Otis and Idalia as well as the Maui wildfires. The combined ratio in 2024 included four points of net favorable prior year loss reserve development, driven primarily by specialty and property lines of business, compared to two points of net unfavorable prior year loss reserve development in 2023, driven primarily by Hurricane Ian and Winter Storm Elliott.
Ark reported gross written premiums of $2,207 million, net written premiums of $1,593 million and net earned premiums of $1,500 million in 2024 compared to gross written premiums of $1,898 million, net written premiums of $1,411 million and net earned premiums of $1,305 million in 2023. Ark reported pre-tax income of $253 million in 2024 compared to $249 million in 2023. Ark’s results in 2023 included a $51 million net deferred tax benefit related to the Bermuda economic transition adjustment. In November 2024, AM Best affirmed Ark’s financial strength rating at “A/stable.”
WM Outrigger Re’s combined ratio was 60% in 2024, compared to 44% in 2023. The 2024 combined ratio included catastrophe losses from Hurricanes Milton, Helene, Debby and Beryl. Major catastrophe losses affecting WM Outrigger Re in 2023 were minimal. WM Outrigger Re reported gross and net written premiums of $87 million, net earned premiums of $88 million and pre-tax income of $46 million in 2024, compared to gross and net written premiums of $110 million, net earned premiums of $104 million and pre-tax income of $69 million in 2023. Net earned premiums in 2024 decreased due to White Mountains’s lower capital commitment to WM Outrigger Re in 2024 compared to 2023. During the fourth quarter of 2024, Ark renewed Outrigger Re Ltd. for the 2025 underwriting year. White Mountains’s total commitment toward the 2025 underwriting year is $150 million.
As of July 1, 2024, White Mountains no longer consolidates BAM. Upon deconsolidation, the BAM Surplus Notes, including accrued interest receivable, were fair valued in accordance with GAAP at $387 million, which resulted in an unrealized loss on deconsolidation of $115 million. As of December 31, 2024, the BAM Surplus Notes were fair valued at $382 million. The decrease in fair value of $5 million was driven by a $22 million cash payment of principal and interest, partially offset by $16 million of accrued interest and a $1 million increase in fair value as a result of lower market interest rates. As of June 30, 2024, for adjusted book value purposes, the BAM Surplus Notes were valued at $415 million, including an $87 million time value discount.

HG Global reported gross written premiums and earned premiums of $52 million and $29 million in 2024 compared to $50 million and $26 million in 2023. HG Global reported gross written premiums net of ceding commission paid of $37 million in 2024 compared to $35 million in 2023. HG Global’s total par value of policies assumed, which represents its first-loss exposure on policies assumed from BAM, was $2,952 million in 2024 compared to $2,356 million in 2023. HG Global’s total gross pricing was 177 basis points in 2024 compared to 213 basis points in 2023.
Kudu reported total revenues of $119 million, pre-tax income of $81 million and adjusted EBITDA of $55 million in 2024 compared to total revenues of $177 million, pre-tax income of $137 million and adjusted EBITDA of $57 million in 2023. Total revenues and pre-tax income in 2024 included $67 million of net investment income and $51 million of net realized and unrealized investment gains compared to $71 million and $106 million in 2023.
Kudu deployed $104 million, including transaction costs, into two new asset management firms in 2024. As of December 31, 2024, Kudu had deployed $989 million, including transaction costs, into 27 asset and wealth management firms globally, including three that have been exited. As of December 31, 2024, the asset and wealth management firms have combined assets under management of approximately $125 billion, spanning a range of asset classes.
Bamboo reported commission and fee revenues of $135 million and pre-tax income of $33 million in 2024. Bamboo reported MGA pre-tax income of $32 million and MGA adjusted EBITDA of $53 million in 2024. Managed premiums, which represent the total premium placed by Bamboo, were $484 million in 2024 compared to $215 million in 2023 (prior to White Mountains’s ownership of Bamboo). The increase in managed premiums was driven by growth in new business volume as well as a growing renewal book.
On May 10, 2024, MediaAlpha completed a secondary offering of 7.6 million shares at $19.00 per share ($18.24 per share net of underwriting fees). In the secondary offering, White Mountains sold 5.0 million shares for net proceeds of $91 million.
As of December 31, 2024, White Mountains owned 17.9 million shares of MediaAlpha, representing a 27% basic ownership interest (25% on a fully-diluted/fully-converted basis). As of December 31, 2024, MediaAlpha’s share price was $11.29, which increased from $11.15 per share as of December 31, 2023. The carrying value of White Mountains’s investment in MediaAlpha was $202 million as of December 31, 2024, which decreased from $255 million as of December 31, 2023 as a result of the secondary offering. Based on White Mountains’s ownership as of December 31, 2024, each $1.00 per share increase or decrease in the stock price of MediaAlpha will result in an approximate $7.00 per share increase or decrease in White Mountains’s book value per share and adjusted book value per share.
White Mountains’s total consolidated portfolio return on invested assets was 6.9% in 2024, which included $38 million of net realized and unrealized investment gains from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total consolidated portfolio return on invested assets was 6.5% in 2024. Excluding MediaAlpha, investment returns in 2024 were driven primarily by net investment income and net realized and unrealized investment gains from other long-term investments, net investment income from the fixed income portfolio and net unrealized gains from common equity securities.
White Mountains’s total consolidated portfolio return on invested assets, both including and excluding White Mountains’s investment in MediaAlpha, was 11.4% in 2023. The total consolidated portfolio return included $27 million of net unrealized investment gains from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, investment returns in 2023 were driven primarily by net investment income and net realized and unrealized investment gains from the other long-term investments and fixed income portfolios.

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
Results in 2023 were driven primarily by good results from White Mountains’s operating businesses and strong returns in the investment portfolio. Results in 2022 were driven primarily by the net gain of $876 million from the NSM Transaction. Results in 2023 also included $27 million of unrealized investment gains (losses) from White Mountains’s investment in MediaAlpha compared to $(93) million in 2022.
As of December 31, 2023, White Mountains’s undeployed capital was approximately $0.5 billion reflecting the Bamboo Transaction and redeployment to WM Outrigger Re.
Ark’s combined ratio was 82% in both 2023 and 2022. The combined ratio in 2023 included two points of net unfavorable prior year loss reserve development compared to six points of net favorable prior year loss reserve development in 2022. The combined ratio for 2023 included two points of catastrophe losses, which included losses from Hurricanes Otis and Idalia as well as the Maui wildfires, compared to 13 points in 2022, driven primarily by losses from Hurricane Ian and the conflict in Ukraine. Ark reported gross written premiums of $1,898 million, net written premiums of $1,411 million and net earned premiums of $1,305 million in 2023 compared to gross written premiums of $1,452 million, net written premiums of $1,195 million and net earned premiums of $1,043 million in 2022. Ark reported pre-tax income of $249 million in 2023 compared to $95 million in 2022. In December 2023, AM Best affirmed Ark’s financial strength rating at “A/stable.”

WM Outrigger Re’s combined ratio was 44% in 2023. WM Outrigger Re reported gross and net written premiums of $110 million, net earned premiums of $104 million and pre-tax income of $69 million in 2023. During the fourth quarter of 2023, White Mountains agreed to redeploy $130 million into Outrigger Re Ltd. for business written in the 2024 underwriting year.
HG Global reported gross written premiums and earned premiums of $50 million and $26 million in 2023 compared to $56 million and $28 million in 2022. HG Global reported gross written premiums net of ceding commission paid of $35 million in 2023 compared to $38 million in 2022. HG Global’s total par value of policies assumed, which represents its first-loss exposure on policies assumed from BAM, was $2,356 million in 2023 compared to $2,421 million in 2022. HG Global’s total gross pricing was 213 basis points in 2023 compared to 231 basis points in 2022.
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
Kudu deployed $165 million, including transaction costs, into five new asset management firms in 2023. As of December 31, 2023, Kudu had deployed $884 million, including transaction costs, into 25 asset and wealth management firms globally, including three that have been exited. As of December 31, 2023, the asset and wealth management firms have combined assets under management of approximately $104 billion, spanning a range of asset classes.
During the second quarter of 2023, White Mountains completed a tender offer to purchase 5.9 million additional shares of MediaAlpha at a purchase price of $10.00 per share. As of December 31, 2023, White Mountains owned 22.9 million shares of MediaAlpha, representing a 34.9% basic ownership interest (33.1% on a fully-diluted/fully-converted basis). As of December 31, 2023, MediaAlpha’s share price was $11.15, which increased from $9.95 per share as of December 31, 2022. The carrying value of White Mountains’s investment in MediaAlpha was $255 million as of December 31, 2023, which increased from $169 million as of December 31, 2022. Based on White Mountains’s ownership as of December 31, 2023, each $1.00 per share increase or decrease in the stock price of MediaAlpha will result in an approximate $9.00 per share increase or decrease in White Mountains’s book value per share and adjusted book value per share.
White Mountains’s total consolidated portfolio return on invested assets, both including and excluding White Mountains’s investment in MediaAlpha, was 11.4% in 2023. The total consolidated portfolio return included $27 million of net unrealized investment gains from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, investment returns in 2023 were driven primarily by net investment income and net realized and unrealized investment gains from the other long-term investments and fixed income portfolios.
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

Bermuda Corporate Income Tax
On December 27, 2023, Bermuda enacted a 15% corporate income tax that became effective on January 1, 2025. White Mountains expects to meet the requirements to be exempt from the Bermuda corporate income tax and the Pillar Two worldwide minimum tax until January 1, 2030. The Bermuda legislation also provides for an economic transition adjustment that will reduce future years’ taxable income. Under GAAP, this economic transition adjustment was required to be recognized as a net deferred tax asset as of December 31, 2023. Accordingly, White Mountains’s net income for 2023 included a net deferred tax benefit of $68 million, of which $51 million was recorded at Ark and $17 million was recorded at HG Global. This tax benefit increased both book value per share and adjusted book value per share in 2023 by approximately $14, net of noncontrolling interest and the impact on the fair value of Ark’s contingent consideration. As of July 1, 2024, White Mountains no longer consolidates BAM. As a result of the deconsolidation, the BAM Surplus Notes are recorded at fair value, which resulted in the reversal of a $5 million deferred tax liability related to the Bermuda economic transition adjustment, generating a $5 million tax benefit in the third quarter of 2024.

Adjusted Book Value Per Share

The following table presents White Mountains’s adjusted book value per share, a non-GAAP financial measure, as of December 31, 2024, 2023 and 2022 and reconciles this non-GAAP measure from book value per share, the most comparable GAAP measure. See “NON-GAAP FINANCIAL MEASURES” on page 79.

	December 31,
	2024	2023	2022
Book value per share numerators (in millions):
White Mountains’s common shareholders’ equity - GAAP book value per share numerator	$4,483.7	$4,240.5	$3,746.9
HG Global’s unearned premium reserve (1)	288.1	265.4	242.1
HG Global’s net deferred acquisition costs (1)	(83.9)	(76.5)	(69.0)
Time-value of money discount on expected future payments on the BAM Surplus Notes (1) (2)	—	(87.9)	(95.1)
Adjusted book value per share numerator	$4,687.9	$4,341.5	$3,824.9
Book value per share denominators (in thousands of shares):
Common shares outstanding - GAAP book value per share denominator	2,568.1	2,560.5	2,572.1
Unearned restricted common shares	(11.9)	(12.4)	(14.1)
Adjusted book value per share denominator	2,556.2	2,548.1	2,558.0
GAAP book value per share	$1,745.87	$1,656.14	$1,456.74
Adjusted book value per share	$1,833.92	$1,703.82	$1,495.28
Year-to-date dividends paid per share	$1.00	$1.00	$1.00
(1) Amounts reflect White Mountains’s preferred share ownership in HG Global of 96.9%.
(2) For periods subsequent to July 1, 2024, White Mountains carries the BAM Surplus Notes under GAAP at fair value, which incorporates time value into its estimate.

Goodwill and Other Intangible Assets

The following table presents goodwill and other intangible assets that are included in White Mountains’s adjusted book value as of December 31, 2024, 2023 and 2022:

	December 31,
Millions	2024	2023	2022
Goodwill:
Ark	$116.8	$116.8	$116.8
Kudu	7.6	7.6	7.6
Bamboo	270.4	—	—
Other Operations	44.4	44.4	52.1
Total goodwill	439.2	168.8	176.5
Other intangible assets:
Ark	175.7	175.7	175.7
Kudu	.4	.7	1.0
Bamboo	84.6	—	—
Other Operations	20.4	25.4	39.1
Total other intangible assets	281.1	201.8	215.8
Total goodwill and other intangible assets (1)	720.3	370.6	392.3
Total goodwill and other intangible assets attributed to noncontrolling interests (2)	(190.5)	(94.9)	(102.7)
Total goodwill and other intangible assets included in White Mountains’s common shareholders’ equity	$529.8	$275.7	$289.6
(1) See Note 4 — “Goodwill and Other Intangible Assets” on page F-32 for details of other intangible assets.
(2) Amounts reflect the basic ownership percentage of the noncontrolling shareholders.

Summary of Consolidated Results

The following table presents White Mountains’s consolidated financial results by industry for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
Millions	2024	2023	2022
Revenues:
P&C Insurance and Reinsurance revenues	$1,750.9	$1,557.8	$1,009.5
Financial Guarantee revenues	(44.6)	92.4	(46.4)
Asset Management revenues	118.8	177.1	118.5
P&C Insurance Distribution revenues	179.8	—	—
Other Operations revenues	234.9	339.4	76.3
Total revenues	2,239.8	2,166.7	1,157.9
Expenses:
P&C Insurance and Reinsurance expenses	1,452.1	1,240.3	914.4
Financial Guarantee expenses	60.6	94.0	88.6
Asset Management expenses	37.5	40.6	29.7
P&C Insurance Distribution expenses	147.1	—	—
Other Operations expenses	225.8	226.4	274.6
Total expenses	1,923.1	1,601.3	1,307.3
Pre-tax income (loss):
P&C Insurance and Reinsurance pre-tax income (loss)	298.8	317.5	95.1
Financial Guarantee pre-tax income (loss)	(105.2)	(1.6)	(135.0)
Asset Management pre-tax income (loss)	81.3	136.5	88.8
P&C Insurance Distribution pre-tax income (loss)	32.7	—	—
Other Operations pre-tax income (loss)	9.1	113.0	(198.3)
Total pre-tax income (loss) from continuing operations	316.7	565.4	(149.4)

Net income (loss):
Income tax (expense) benefit	(32.6)	15.5	(41.4)
Net income (loss) from continuing operations	284.1	580.9	(190.8)
Net income (loss) from discontinued operations, net of tax - NSM Group	—	—	16.4
Net gain (loss) from sale of discontinued operations, net of tax - NSM Group	—	—	886.8
Net income (loss)	284.1	580.9	712.4
Net (income) loss attributable to noncontrolling interests	(53.7)	(71.7)	80.4
Net income (loss) attributable to White Mountains’s common shareholders	230.4	509.2	792.8

Comprehensive income (loss):
Other comprehensive income (loss), net of tax	(.1)	2.4	(3.8)
Other comprehensive income (loss) from discontinued operations, net of tax - NSM Group	—	—	(5.2)
Net gain (loss) from foreign currency translation from sale of discontinued operations, net of tax - NSM Group	—	—	2.9
Comprehensive income (loss)	230.3	511.6	786.7
Other comprehensive (income) loss attributable to noncontrolling interests	—	(.5)	.9
Comprehensive income (loss) attributable to White Mountains’s common shareholders	$230.3	$511.1	$787.6

I. SUMMARY OF OPERATIONS BY SEGMENT

As of December 31, 2024, White Mountains conducted its operations through four reportable segments: (1) Ark/WM Outrigger, (2) HG Global, (3) Kudu and (4) Bamboo, with our remaining operating businesses, holding companies and other assets included in Other Operations. White Mountains has made its segment determination based on consideration of the following criteria: (i) the nature of the business activities of each of the Company’s subsidiaries and affiliates; (ii) the manner in which the Company’s subsidiaries and affiliates are organized; (iii) the existence of primary managers responsible for specific subsidiaries and affiliates; and (iv) the organization of information provided to the Company’s chief operating decision makers and its Board of Directors. Significant intercompany transactions among White Mountains’s segments have been eliminated herein. White Mountains’s segment information is presented in Note 15 — “Segment Information” on page F-65.
During the fourth quarter of 2022, Ark sponsored the formation of Outrigger Re Ltd. to provide collateralized reinsurance protection on Ark’s Bermuda global property catastrophe excess of loss portfolio written in the 2023 underwriting year. Ark renewed its quota share reinsurance agreement with Outrigger Re Ltd. for the 2024 and 2025 underwriting years. White Mountains consolidates its segregated account of Outrigger Re Ltd., WM Outrigger Re, in its financial statements. WM Outrigger Re’s quota share reinsurance agreement with GAIL eliminates in White Mountains’s consolidated financial statements. WM Outrigger Re exclusively provides reinsurance protection to Ark. As a result, WM Outrigger Re was aggregated with Ark within the Ark/WM Outrigger segment starting in 2023. See Note 2 — “Significant Transactions” on page F-19.
Effective July 1, 2024, White Mountains no longer consolidates BAM. Through June 30, 2024, BAM’s assets, liabilities and noncontrolling interests, as well as its results of operations, are presented within the HG Global segment. See Note 2 — “Significant Transactions” on page F-19.
As a result of the Bamboo Transaction, White Mountains began consolidating Bamboo in its financial statements as of January 2, 2024. See Note 2 — “Significant Transactions” on page F-19.
As a result of the NSM Transaction, the results of operations for NSM, previously reported as a segment, have been classified as discontinued operations in the statements of operations and comprehensive income through the closing of the transaction in 2022. See Note 20 — “Held for Sale and Discontinued Operations” on page F-73.
A discussion of White Mountains’s consolidated investment operations is included after the discussion of operations by segment.

Ark/WM Outrigger

Ark is a specialty property and casualty insurance and reinsurance company that offers a wide range of niche insurance and reinsurance products, including property, specialty, marine & energy, casualty and accident & health. Ark underwrites select coverages through its two major subsidiaries in the United Kingdom and Bermuda.
During the fourth quarter of 2022, Ark sponsored the formation of Outrigger Re Ltd., a Bermuda company registered as a special purpose insurer and segregated accounts company, to provide collateralized reinsurance protection on Ark’s Bermuda global property catastrophe excess of loss portfolio written in the 2023 underwriting year. Ark renewed its quota share reinsurance agreement with Outrigger Re Ltd. for the 2024 and 2025 underwriting years. White Mountains consolidates its segregated account of Outrigger Re Ltd., WM Outrigger Re, in its financial statements.
The following tables present the components of pre-tax income (loss) included in the Ark/WM Outrigger segment for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31, 2024
Millions	Ark	WM Outrigger Re	Eliminations	Total
Direct written premiums	$1,101.5	$—	$—	$1,101.5
Assumed written premiums	1,105.5	86.5	(86.5)	1,105.5
Gross written premiums	2,207.0	86.5	(86.5)	2,207.0
Ceded written premiums	(614.4)	—	86.5	(527.9)
Net written premiums	$1,592.6	$86.5	$—	$1,679.1

Earned insurance premiums	$1,499.8	$88.0	$—	$1,587.8
Net investment income	79.4	11.3	—	90.7
Net realized and unrealized investment gains (losses)	50.1	—	—	50.1
Other revenues	22.3	—	—	22.3
Total revenues	1,651.6	99.3	—	1,750.9
Loss and LAE	825.9	29.9	—	855.8
Acquisition expenses	283.9	23.2	—	307.1
General and administrative expenses - other underwriting	136.1	—	—	136.1
General and administrative expenses - all other	72.2	.1	—	72.3
Change in fair value of contingent consideration	61.3	—	—	61.3
Interest expense	19.5	—	—	19.5
Total expenses	1,398.9	53.2	—	1,452.1
Pre-tax income (loss)	$252.7	$46.1	$—	$298.8

	Year End December 31,
	2023				2022
Millions	Ark	WM Outrigger Re	Eliminations	Total	Ark
Direct written premiums	$931.9	$—	$—	$931.9	$760.4
Assumed written premiums	966.5	110.0	(110.0)	966.5	691.6
Gross written premiums	1,898.4	110.0	(110.0)	1,898.4	1,452.0
Ceded written premiums	(487.5)	—	110.0	(377.5)	(256.8)
Net written premiums	$1,410.9	$110.0	$—	$1,520.9	$1,195.2

Earned insurance premiums	$1,305.4	$104.3	$—	$1,409.7	$1,043.4
Net investment income	50.4	11.0	—	61.4	16.3
Net realized and unrealized investment gains (losses)	85.9	—	—	85.9	(55.2)
Other revenues	.8	—	—	.8	5.0
Total revenues	1,442.5	115.3	—	1,557.8	1,009.5
Loss and LAE	711.2	15.6	—	726.8	536.4
Acquisition expenses	251.0	30.5	—	281.5	239.4
General and administrative expenses - other underwriting	113.6	—	—	113.6	78.7
General and administrative expenses - all other	48.1	.3	—	48.4	27.5
Change in fair value of contingent consideration	48.7	—	—	48.7	17.3
Interest expense	21.3	—	—	21.3	15.1
Total expenses	1,193.9	46.4	—	1,240.3	914.4
Pre-tax income (loss)	$248.6	$68.9	$—	$317.5	$95.1

Combined Ratio
The following tables present the Ark/WM Outrigger segment’s insurance premiums, insurance expenses and insurance ratios for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31, 2024
$ in Millions	Ark	WM Outrigger Re	Eliminations	Total
Insurance premiums:
Gross written premiums	$2,207.0	$86.5	$(86.5)	$2,207.0
Net written premiums	$1,592.6	$86.5	$—	$1,679.1
Net earned premiums	$1,499.8	$88.0	$—	$1,587.8

Insurance expenses:
Loss and loss adjustment expenses	$825.9	$29.9	$—	$855.8
Acquisition expenses	283.9	23.2	—	307.1
Other underwriting expenses (1)	136.1	—	—	136.1
Total insurance expenses	$1,245.9	$53.1	$—	$1,299.0

Insurance ratios:
Loss and loss adjustment expense	55.1%	34.0%	—%	53.9%
Acquisition expense	18.9	26.3	—	19.3
Other underwriting expense	9.1	—	—	8.6
Combined Ratio	83.1%	60.3%	—%	81.8%
(1) Included within general and administrative expenses in the consolidated statement of operations.

	Year Ended December 31,
	2023				2022
$ in Millions	Ark	WM Outrigger Re	Eliminations	Total	Ark
Insurance premiums:
Gross written premiums	$1,898.4	$110.0	$(110.0)	$1,898.4	$1,452.0
Net written premiums	$1,410.9	$110.0	$—	$1,520.9	$1,195.2
Net earned premiums	$1,305.4	$104.3	$—	$1,409.7	$1,043.4

Insurance expenses:
Loss and loss adjustment expenses	$711.2	$15.6	$—	$726.8	$536.4
Acquisition expenses	251.0	30.5	—	281.5	239.4
Other underwriting expenses (1)	113.6	—	—	113.6	78.7
Total insurance expenses	$1,075.8	$46.1	$—	$1,121.9	$854.5

Insurance ratios:
Loss and loss adjustment expense	54.5%	15.0%	—%	51.6%	51.4%
Acquisition expense	19.2	29.2	—	20.0	22.9
Other underwriting expense	8.7	—	—	8.0	7.5
Combined Ratio	82.4%	44.2%	—%	79.6%	81.8%
(1) Included within general and administrative expenses in the consolidated statement of operations.

The following table presents WM Outrigger Re’s insurance premiums, combined ratio and pre-tax income by underwriting year for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024			2023
$ in Millions	2024 Underwriting Year	2023 Underwriting Year	Total	2023 Underwriting Year
Insurance premiums:
Gross written premiums	$87.3	$(.8)	$86.5	$110.0
Net written premiums	$87.3	$(.8)	$86.5	$110.0
Net earned premiums	$83.0	$5.0	$88.0	$104.3

Combined Ratio	67.2%	(53.8)%	60.3%	44.2%

Pre-tax income	$38.5	$7.6	$46.1	$68.9

Ark/WM Outrigger Results—Year Ended December 31, 2024 versus Year Ended December 31, 2023
Ark/WM Outrigger segment’s combined ratio was 82% in 2024, compared to 80% in 2023. The Ark/WM Outrigger segment reported gross written premiums of $2,207 million, net written premiums of $1,679 million and net earned premiums of $1,588 million in 2024, compared to gross written premiums of $1,898 million, net written premiums of $1,521 million and net earned premiums of $1,410 million in 2023. The Ark/WM Outrigger segment reported pre-tax income of $299 million in 2024 compared to $318 million in 2023.
Ark’s combined ratio was 83% in 2024 compared to 82% in 2023. Ark’s combined ratio included 13 points of catastrophe losses in 2024, driven primarily by Hurricanes Milton, Helene, Debby and Beryl, compared to two points of catastrophe losses in 2023, driven primarily by Hurricanes Otis and Idalia as well as the Maui wildfires. Ark’s combined ratio included four points of net favorable prior year development in 2024, driven primarily by the specialty and property lines of business, compared to two points of net unfavorable prior year development in 2023, driven primarily by Hurricane Ian and Winter Storm Elliott, partially offset by net favorable prior year loss reserve development within the specialty and casualty–runoff reserving lines of business.
Ark reported gross written premiums of $2,207 million, net written premiums of $1,593 million and net earned premiums of $1,500 million in 2024, compared to gross written premiums of $1,898 million, net written premiums of $1,411 million and net earned premiums of $1,305 million in 2023.
Ark reported pre-tax income of $253 million in 2024 compared to $249 million in 2023. Ark’s results included net realized and unrealized investment gains of $50 million in 2024, driven primarily by net unrealized investment gains on other long-term investments and common equity securities, partially offset by foreign currency losses, compared to $86 million in 2023, driven primarily by net unrealized investment gains on other long-term investments, fixed maturity investments and common equity securities. Ark’s results in 2024 also included a $61 million increase in the fair value of contingent consideration compared to $49 million in 2023. Ark’s results in 2023 included a $51 million net deferred tax benefit related to the Bermuda economic transition adjustment.
WM Outrigger Re’s combined ratio was 60% in 2024, compared to 44% in 2023. The 2024 combined ratio included catastrophe losses from Hurricanes Milton, Helene, Debby and Beryl. Major catastrophe losses affecting WM Outrigger Re in 2023 were minimal. Losses in 2023 included $16 million for smaller catastrophes such as the Maui wildfires, Hurricane Idalia and Typhoon Doksuri. WM Outrigger Re reported gross and net written premiums of $87 million and net earned premiums of $88 million in 2024, compared to gross and net written premiums of $110 million and net earned premiums of $104 million in 2023. Net earned premiums in 2024 decreased due to White Mountains’s lower capital commitment to WM Outrigger Re in 2024 compared to 2023. WM Outrigger Re reported pre-tax income of $46 million in 2024, compared to pre-tax income of $69 million in 2023.

California Wildfires in January 2025
The California wildfires represent a significant industry loss event in the first quarter of 2025. Industry estimates are still preliminary and range widely. Ark/WM Outrigger will have exposure to this event primarily through the property line of business. There is also potential for limited specialty and excess casualty claims over time. Ark does not participate on the reinsurance program backing the California FAIR plan. At this time, Ark does not expect the wildfire losses will cause full year 2025 actual catastrophe losses for Ark/WM Outrigger to diverge materially from 2025 planned catastrophe losses.

Ark/WM Outrigger Results—Year Ended December 31, 2023 versus Year Ended December 31, 2022
Ark/WM Outrigger segment’s combined ratio was 80% in 2023. The Ark/WM Outrigger segment reported gross written premiums of $1,898 million, net written premiums of $1,521 million and net earned premiums of $1,410 million in 2023. The Ark/WM Outrigger segment reported pre-tax income of $318 million in 2023.
Ark’s combined ratio was 82% in both 2023 and 2022. The combined ratio for 2023 included two points of catastrophe losses, which included losses from Hurricanes Otis and Idalia as well as the Maui wildfires, compared to 13 points of catastrophe losses in 2022, driven primarily by losses from Hurricane Ian and the conflict in Ukraine. The combined ratio for 2023 included two points of net unfavorable prior year loss reserve development, driven primarily by Hurricane Ian and Winter Storm Elliott, partially offset by net favorable prior year loss reserve development within the specialty and casualty–runoff reserving lines of business. This compared to six points of net favorable prior year loss reserve development in 2022, driven primarily by the property and accident & health, specialty and marine & energy reserving lines of business, predominantly from business underwritten in London.
Ark reported gross written premiums of $1,898 million, net written premiums of $1,411 million and net earned premiums of $1,305 million in 2023, compared to gross written premiums of $1,452 million, net written premiums of $1,195 million and net earned premiums of $1,043 million in 2022.
Ark reported pre-tax income of $249 million in 2023 compared to $95 million in 2022. Ark’s results included net realized and unrealized investment gains (losses) of $86 million in 2023, driven primarily by net unrealized investment gains on other long-term investments, fixed maturity investments and common equity securities, compared to $(55) million in 2022, driven primarily by net unrealized investment losses on fixed income securities and the impact of foreign currency on its investment portfolio. Ark’s results in 2023 also included a $51 million net deferred tax benefit related to the Bermuda economic transition adjustment. Ark’s results in 2023 also included a $49 million increase in the fair value of contingent consideration compared to $17 million in 2022.
WM Outrigger Re’s combined ratio was 44% in 2023. The combined ratio benefited from a lack of major catastrophe losses in 2023. Losses included $16 million for smaller catastrophes such as the Maui wildfires, Hurricane Idalia and Typhoon Doksuri. WM Outrigger Re reported gross and net written premiums of $110 million and net earned premiums of $104 million in 2023. Premium levels were supported by the strong rate environment in property reinsurance. WM Outrigger Re reported pre-tax income of $69 million in 2023.

Gross Written Premiums
Ark’s gross written premiums increased 16% to $2,207 million in 2024 compared to 2023, with flat risk adjusted rate change. The increase in gross written premiums was across all lines of business but driven primarily by structured property transactions placed in Bermuda and the addition of new products and teams, including accident & health, marine liability and political violence. The risk adjusted rate change on the Outrigger Re Ltd. portfolio of global property reinsurance was -3% in 2024.
Ark’s gross written premiums increased 31% to $1,898 million in 2023 compared to 2022, with risk adjusted rate change of 15%. The increase in gross written premiums was driven primarily by the property line of business for both insurance and reinsurance across London and Bermuda, reflecting the strong rate environment and additional capacity provided by Outrigger Re Ltd., as well as the specialty and marine & energy lines of business. The risk adjusted rate change on the Outrigger Re Ltd. portfolio of global property reinsurance was 33% in 2023.
The following table presents Ark’s gross written premiums by line of business for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
Millions	2024	2023	2022
Property	$1,080.8	$917.0	$605.0
Specialty	450.0	436.6	380.1
Marine & Energy	449.6	375.7	315.1
Casualty	130.6	98.7	85.4
Accident & Health	96.0	70.4	66.4
Total Gross Written Premium	$2,207.0	$1,898.4	$1,452.0

Ark/WM Outrigger Balance Sheets
The following tables present amounts from Ark and WM Outrigger Re that are contained within White Mountains’s consolidated balance sheet as of December 31, 2024 and 2023:

	December 31, 2024
Millions	Ark	WM Outrigger Re	Eliminations and Segment Adjustments	Total
Assets
Fixed maturity investments, at fair value	$1,565.1	$—	$—	$1,565.1
Common equity securities, at fair value	425.4	—	—	425.4
Short-term investments, at fair value	397.7	203.7	—	601.4
Other long-term investments	547.8	—	—	547.8
Total investments	2,936.0	203.7	—	3,139.7
Cash	141.1	.1	—	141.2
Reinsurance recoverables	628.2	—	(39.2)	589.0
Insurance premiums receivable	768.6	30.9	(30.9)	768.6
Deferred acquisition costs	164.4	.8	—	165.2
Goodwill and other intangible assets	292.5	—	—	292.5
Other assets	202.8	—	—	202.8
Total assets	$5,133.6	$235.5	$(70.1)	$5,299.0
Liabilities
Loss and loss adjustment expense reserves	$2,127.5	$34.9	$(34.9)	$2,127.5
Unearned insurance premiums	853.3	4.3	(4.3)	853.3
Debt	154.5	—	—	154.5
Reinsurance payable	180.4	—	(30.9)	149.5
Contingent consideration	155.3	—	—	155.3
Other liabilities	224.7	—	—	224.7
Total liabilities	3,695.7	39.2	(70.1)	3,664.8
Equity
White Mountains’s common shareholders’ equity	1,027.5	196.3	—	1,223.8
Noncontrolling interests	410.4	—	—	410.4
Total equity	1,437.9	196.3	—	1,634.2
Total liabilities and equity	$5,133.6	$235.5	$(70.1)	$5,299.0

	December 31, 2023
Millions	Ark	WM Outrigger Re	Eliminations and Segment Adjustments	Total
Assets
Fixed maturity investments, at fair value	$866.8	$—	$—	$866.8
Common equity securities, at fair value	400.6	—	—	400.6
Short-term investments, at fair value	697.5	265.3	—	962.8
Other long-term investments	440.9	—	—	440.9
Total investments	2,405.8	265.3	—	2,671.1
Cash	90.2	.3	—	90.5
Reinsurance recoverables	463.3	—	(21.3)	442.0
Insurance premiums receivable	612.2	27.7	(27.7)	612.2
Deferred acquisition costs	144.3	1.0	—	145.3
Goodwill and other intangible assets	292.5	—	—	292.5
Other assets	125.0	—	—	125.0
Total assets	$4,133.3	$294.3	$(49.0)	$4,378.6
Liabilities
Loss and loss adjustment expense reserves	$1,605.1	$15.6	$(15.6)	$1,605.1
Unearned insurance premiums	743.6	5.7	(5.7)	743.6
Debt	185.5	—	—	185.5
Reinsurance payable	108.8	—	(27.7)	81.1
Contingent consideration	94.0	—	—	94.0
Other liabilities	166.8	—	—	166.8
Total liabilities	2,903.8	21.3	(49.0)	2,876.1
Equity
White Mountains’s common shareholders’ equity	892.6	273.0	—	1,165.6
Noncontrolling interests	336.9	—	—	336.9
Total equity	1,229.5	273.0	—	1,502.5
Total liabilities and equity	$4,133.3	$294.3	$(49.0)	$4,378.6

HG Global

HG Global was established to fund the startup of BAM and, through its reinsurance subsidiary HG Re, to provide up to 15%-of-par, first-loss reinsurance protection for policies underwritten by BAM.
The following tables present the components of pre-tax income (loss) included in the HG Global segment for the years ended December 31, 2024, 2023 and 2022. The HG Global segment consists of HG Global, which includes HG Re and its other wholly-owned subsidiaries, and, prior to its deconsolidation on July 1, 2024, BAM. Through June 30, 2024, BAM’s results of operations are presented within the HG Global segment.

	December 31, 2024
Millions	HG Global	BAM (1)	Eliminations	Total
Direct written premiums	$—	$24.1	$—	$24.1
Assumed written premiums	52.4	—	(20.5)	31.9
Gross written premiums	52.4	24.1	(20.5)	56.0
Ceded written premiums	—	(20.5)	20.5	—
Net written premiums	$52.4	$3.6	$—	$56.0
Earned insurance and reinsurance premiums	$28.9	$2.8	$—	$31.7
Net investment income	23.4	8.8	—	32.2
Net realized and unrealized investment gains (losses)	(6.4)	(5.1)	—	(11.5)
Interest income from BAM Surplus Notes	29.0	—	(13.2)	15.8
Change in fair value of BAM Surplus Notes	.5	—	—	.5
Unrealized loss on deconsolidation of BAM	(114.5)	—	—	(114.5)
Other revenues (2)	.6	1.1	—	1.7
Total revenues	(38.5)	7.6	(13.2)	(44.1)
Acquisition expenses	7.8	.4	—	8.2
General and administrative expenses	2.2	33.5	—	35.7
Interest expense (3)	17.7	—	—	17.7
Interest expense from BAM Surplus Notes	—	13.2	(13.2)	—
Total expenses	27.7	47.1	(13.2)	61.6
Pre-tax income (loss)	$(66.2)	$(39.5)	$—	$(105.7)
Supplemental information:
MSC collected (4)	$—	$26.0	$—	$26.0
(1) Effective July 1, 2024, White Mountains no longer consolidates BAM. For the period from January 1, 2024 through June 30, 2024, BAM’s results of operations are presented within the HG Global segment.
(2) Amount includes $0.5 of intercompany revenues that are eliminated in White Mountains’s consolidated financial statements. For segment reporting, HG Global’s intercompany other revenues included within the HG Global segment are eliminated against the offsetting intercompany expense included within Other Operations.
(3) Amount includes $1.0 of intercompany interest expense that is eliminated in White Mountains’s consolidated financial statements. For segment reporting, HG Global’s intercompany interest expense included within the HG Global segment is eliminated against the offsetting intercompany interest income included within Other Operations.
(4) MSC collected are recorded directly to BAM’s equity, which was recorded as noncontrolling interest on White Mountains’s balance sheet through June 30, 2024.

	December 31, 2023
Millions	HG Global	BAM	Eliminations	Total
Direct written premiums	$—	$58.6	$—	$58.6
Assumed written premiums	50.1	—	(50.1)	—
Gross written premiums	50.1	58.6	(50.1)	58.6
Ceded written premiums	—	(50.1)	50.1	—
Net written premiums	$50.1	$8.5	$—	$58.6

Earned insurance and reinsurance premiums	$26.0	$5.2	$—	$31.2
Net investment income	17.1	14.6	—	31.7
Net realized and unrealized investment gains (losses)	13.6	13.0	—	26.6
Interest income from BAM Surplus Notes	26.2	—	(26.2)	—
Other revenues	—	2.9	—	2.9
Total revenues	82.9	35.7	(26.2)	92.4
Insurance and reinsurance acquisition expenses	7.4	1.2	—	8.6
General and administrative expenses	2.8	66.1	—	68.9
Interest expense (1)	17.0	—	—	17.0
Interest expense from BAM Surplus Notes	—	26.2	(26.2)	—
Total expenses	27.2	93.5	(26.2)	94.5
Pre-tax income (loss)	$55.7	$(57.8)	$—	$(2.1)
Supplemental information:
MSC collected (2)	$—	$72.8	$—	$72.8
(1) Amount includes $0.5 of intercompany interest expense that is eliminated in White Mountains’s consolidated financial statements. For segment reporting, HG Global’s intercompany interest expense included within the HG Global segment is eliminated against the offsetting intercompany interest income included within Other Operations.
(2) MSC collected are recorded directly to BAM’s equity, which is recorded as noncontrolling interest on White Mountains’s balance sheet.

	December 31, 2022
Millions	HG Global	BAM	Eliminations	Total
Direct written premiums	$—	$63.8	$—	$63.8
Assumed written premiums	55.9	1.3	(55.9)	1.3
Gross written premiums	55.9	65.1	(55.9)	65.1
Ceded written premiums	—	(55.9)	55.9	—
Net written premiums	$55.9	$9.2	$—	$65.1

Earned insurance and reinsurance premiums	$27.5	$5.8	$—	$33.3
Net investment income	10.3	11.2	—	21.5
Net realized and unrealized investment gains (losses)	(52.5)	(53.3)	—	(105.8)
Interest income from BAM Surplus Notes	11.7	—	(11.7)	—
Other revenues	.5	4.1	—	4.6
Total revenues	(2.5)	(32.2)	(11.7)	(46.4)
Insurance and reinsurance acquisition expenses	9.3	1.9	—	11.2
General and administrative expenses	2.8	66.3	—	69.1
Interest expense	8.3	—	—	8.3
Interest expense from BAM Surplus Notes	—	11.7	(11.7)	—
Total expenses	20.4	79.9	(11.7)	88.6
Pre-tax income (loss)	$(22.9)	$(112.1)	$—	$(135.0)
Supplemental information:
MSC collected (1)	$—	$81.4	$—	$81.4
(1) MSC collected are recorded directly to BAM’s equity, which is recorded as noncontrolling interest on White Mountains’s balance sheet.

HG Global Results—Year Ended December 31, 2024 versus Year Ended December 31, 2023
Effective July 1, 2024, White Mountains no longer consolidates BAM. Upon deconsolidation, the BAM Surplus Notes, including accrued interest receivable, were fair valued in accordance with GAAP at $387 million, which resulted in an unrealized loss on deconsolidation of $115 million. As of December 31, 2024, the BAM Surplus Notes were fair valued at $382 million. The decrease in fair value of $5 million was driven by a $22 million cash payment of principal and interest, partially offset by $16 million of accrued interest and a $1 million increase in fair value as a result of lower market interest rates. As of June 30, 2024, for adjusted book value purposes, the BAM Surplus Notes were valued at $415 million, including an $87 million time value discount.
HG Global reported gross written premiums of $52 million and earned premiums of $29 million in 2024 compared to gross written premiums of $50 million and earned premiums of $26 million in 2023. HG Global reported gross written premiums net of ceding commission paid of $37 million in 2024 compared to $35 million in 2023. HG Global’s total par value of policies assumed, which represents its first-loss exposure on policies assumed from BAM, was $2,952 million in 2024, of which $2,614 million was in the primary market and $338 million in the secondary market, compared to $2,356 million in 2023, of which $1,930 million was in the primary market and $426 million in the secondary market.
HG Global’s total gross pricing was 177 basis points in 2024, compared to 213 basis points in 2023. Pricing in the primary market decreased to 140 basis points in 2024 compared to 164 basis points in 2023, due to narrower municipal bond spreads and an increase in the volume of large, higher-credit issuances insured by BAM. Pricing in the secondary market, which is more transaction specific than pricing in the primary market, increased to 464 basis points in 2024 compared to 434 basis points in 2023. Total pricing net of ceding commission paid decreased to 125 basis points in 2024 compared to 148 basis points in 2023.
The following table presents HG Global’s par value assumed, reinsurance premiums and pricing for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
$ in Millions	2024		2023
Par value assumed:
Par value of primary market policies assumed (1)		$2,614.0		$1,929.9
Par value of secondary market policies assumed (1)	338.4		426.4
Total par value of policies assumed		$2,952.4		$2,356.3

Reinsurance premiums:
Gross written premiums from primary market		$36.7		$31.6
Gross written premiums from secondary market	15.7		18.5
Total gross written premiums	52.4		50.1
Ceding commission paid	15.4		15.2
Total gross written premiums net of ceding commission paid		$37.0		$34.9

Earned premiums		$28.9		$26.0

Pricing:
Gross pricing from primary market	140	bps	164	bps
Gross pricing from secondary market	464	bps	434	bps
Total gross pricing	177	bps	213	bps

Total pricing net of ceding commission paid	125	bps	148	bps
(1) For capital appreciation bonds, par is adjusted to the estimated equivalent par value for current interest paying bonds.

HG Global reported pre-tax income (loss) of $(66) million in 2024 compared to $56 million in 2023. The change in pre-tax income (loss) was driven primarily by the loss on deconsolidation of BAM of $115 million in 2024. HG Global’s results included net realized and unrealized investment gains (losses) on its fixed income portfolio of $(6) million in 2024 compared to $14 million in 2023, driven by interest rate movements in each period. HG Global’s results included interest income on the BAM Surplus Notes of $29 million in 2024 compared to $26 million in 2023. The increase in interest income is driven by an increase in the interest rate on the BAM Surplus Notes in 2024. See Note 10 “Municipal Bond Guaranty Insurance - BAM Surplus Notes” on page F-56 HG Global’s results also included a $5 million net deferred tax benefit related to the Bermuda economic transition adjustment in 2024 compared to $17 million in 2023.

During 2024, HG Global received cash payments of principal and interest on the BAM Surplus Notes totaling $30 million. Of these payments, $21 million was a repayment of principal held in the Supplemental Trust, $1 million was a payment of accrued interest held in the Supplemental Trust and $8 million was a payment of accrued interest held outside the Supplemental Trust.
During 2023, HG Global received a cash payment of principal and interest on the BAM Surplus Notes of $27 million. Of this payment, $18 million was a repayment of principal held in the Supplemental Trust, $2 million was a payment of accrued interest held in the Supplemental Trust and $7 million was a payment of accrued interest held outside the Supplemental Trust.
During 2024, HG Re received a distribution out of the Supplemental Trust of $80 million, which was comprised of the assignment of $59 million of accrued interest on the BAM Surplus Notes and a cash distribution of $21 million. During 2023, HG Re did not receive any distributions out of the Supplemental Trust.

HG Global Results—Year Ended December 31, 2023 versus Year Ended December 31, 2022
HG Global reported gross written premiums of $50 million and earned premiums of $26 million in 2023 compared to gross written premiums of $56 million and earned premiums of $28 million in 2022. HG Global reported gross written premiums net of ceding commission paid of $35 million in 2023 compared to $38 million in 2022. HG Global’s total par value of policies assumed, which represents its first-loss exposure on policies assumed from BAM, was $2,356 million in 2023, of which $1,930 million was in the primary market and $426 million in the secondary market, compared to $2,421 million in 2022, of which $1,815 million was in the primary market and $606 million in the secondary market.
HG Global’s total gross pricing was 213 basis points in 2023 compared to 231 basis points in 2022. Pricing in the primary market decreased to 164 basis points in 2023 compared to 183 basis points in 2022, due to tighter municipal bond spreads and an increase in the volume of large, higher-credit issuances insured by BAM. Pricing in the secondary market, which is more transaction specific than pricing in the primary market, increased to 434 basis points in 2023 compared to 374 basis points in 2022. Total pricing net of ceding commission paid decreased to 148 basis points in 2023 compared to 157 basis points in 2022.
The following table presents HG Global’s par value assumed, reinsurance premiums and pricing for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
$ in Millions	2023		2022
Par value assumed:
Par value of primary market policies assumed (1)		$1,929.9		$1,814.5
Par value of secondary market policies assumed (1)	426.4		606.2
Total par value of policies assumed		$2,356.3		$2,420.7

Reinsurance premiums:
Gross written premiums from primary market		$31.6		$33.2
Gross written premiums from secondary market	18.5		22.7
Total gross written premiums	50.1		55.9
Ceding commission paid	15.2		17.8
Total gross written premiums net of ceding commission paid		$34.9		$38.1

Earned premiums		$26.0		$27.5

Pricing:
Gross pricing from primary market	164	bps	183	bps
Gross pricing from secondary market	434	bps	374	bps
Total gross pricing	213	bps	231	bps

Total pricing net of ceding commission paid	148	bps	157	bps
(1) For capital appreciation bonds, par is adjusted to the estimated equivalent par value for current interest paying bonds.

HG Global reported pre-tax income (loss) of $56 million in 2023 compared to $(23) million in 2022. HG Global’s results included net realized and unrealized investment gains (losses) on its fixed income portfolio of $14 million in 2023 compared to $(53) million in 2022, driven by interest rate movements in each period. HG Global’s results in 2023 included interest income on the BAM Surplus Notes of $26 million compared to $12 million in 2022, as the interest rate increased to 7.7% in 2023 from 3.2% in 2022. HG Global’s results in 2023 also included a $17 million net deferred tax benefit related to the Bermuda economic transition adjustment.

During 2023, HG Global received a cash payment of principal and interest on the BAM Surplus Notes of $27 million. Of this payment, $18 million was a repayment of principal held in the Supplemental Trust, $2 million was a payment of accrued interest held in the Supplemental Trust and $7 million was a payment of accrued interest held outside the Supplemental Trust.
During 2022, HG Global received a cash payment of principal and interest on the BAM Surplus Notes of $36 million. Of this payment, $25 million was a repayment of principal held in the Supplemental Trust, $1 million was a payment of accrued interest held in the Supplemental Trust and $10 million was a payment of accrued interest held outside the Supplemental Trust.
During 2023, HG Re did not receive any distributions out of the Supplemental Trust. During 2022, HG Re received a distribution out of the Supplemental Trust of $3 million, which consisted of an assignment of accrued interest on the BAM Surplus Notes.

HG Global Balance Sheets
The following tables present amounts for the HG Global segment that are presented within White Mountains’s consolidated balance sheet as of December 31, 2024 and 2023. The HG Global segment consists of HG Global, which includes HG Re and its other wholly-owned subsidiaries, and, prior to its deconsolidation on July 1, 2024, BAM. Effective July 1, 2024, White Mountains no longer consolidates BAM. Through June 30, 2024, BAM’s assets, liabilities and noncontrolling interests are presented within the HG Global segment.

December 31, 2024
Millions	HG Global
Assets
Fixed maturity investments, at fair value	$612.1
Short-term investments, at fair value	55.5
Total investments	667.6
Cash	11.5
BAM Surplus Notes, at fair value (1)	381.7
Insurance premiums receivable	4.4
Deferred acquisition costs	86.6
Other assets	27.6
Total assets	$1,179.4
Liabilities
Preferred dividends payable to White Mountains (2)	$462.1
Preferred dividends payable to noncontrolling interests	14.2
Unearned insurance premiums	297.3
Debt	147.4
Accrued incentive compensation	1.4
Other liabilities	3.8
Total liabilities	926.2
Equity
White Mountains’s common shareholders’ equity	266.6
Noncontrolling interests	(13.4)
Total equity	253.2
Total liabilities and equity	$1,179.4

HG Global total equity after intercompany eliminations:
White Mountains’s common shareholders’ equity	$266.6
Preferred dividends payable to White Mountains elimination (2)	462.1
HG Global total equity attributable to White Mountains’s common shareholders after intercompany eliminations	$728.7
(1) The fair value of the BAM Surplus Notes includes accrued interest receivable.
(2) HG Global’s preferred dividends payable to White Mountains are eliminated in White Mountains’s consolidated financial statements.
For segment reporting, these amounts are included within the HG Global segment and are eliminated against the offsetting receivables included within Other Operations.

	December 31, 2023
Millions	HG Global	BAM	Eliminations and Segment Adjustment	Total Segment
Assets
Fixed maturity investments, at fair value	$573.3	$439.0	$—	$1,012.3
Short-term investments, at fair value	42.7	27.9	—	70.6
Total investments	616.0	466.9	—	1,082.9
Cash	3.2	3.5	—	6.7
BAM Surplus Notes, at nominal value	322.2	—	(322.2)	—
Accrued interest receivable on BAM Surplus Notes, at nominal value	174.5	—	(174.5)	—
Insurance premiums receivable	3.4	5.5	(3.4)	5.5
Deferred acquisition costs	79.0	40.1	(79.0)	40.1
Other assets	23.0	14.0	(.2)	36.8
Total assets	$1,221.3	$530.0	$(579.3)	$1,172.0
Liabilities
BAM Surplus Notes, at nominal value (1)	$—	$322.2	$(322.2)	$—
Accrued interest payable on BAM Surplus Notes, at nominal value (2)	—	174.5	(174.5)	—
Preferred dividends payable to White Mountains (3)	399.8	—	—	399.8
Preferred dividends payable to noncontrolling interests	14.7	—	—	14.7
Unearned insurance premiums	273.9	51.9	—	325.8
Debt	146.9	—	—	146.9
Intercompany debt (3)	4.0	—	—	4.0
Accrued incentive compensation	1.6	25.6	—	27.2
Other liabilities	4.1	95.6	(82.6)	17.1
Total liabilities	845.0	669.8	(579.3)	935.5
Equity
White Mountains’s common shareholders’ equity	375.5	—	—	375.5
Noncontrolling interests	.8	(139.8)	—	(139.0)
Total equity	376.3	(139.8)	—	236.5
Total liabilities and equity	$1,221.3	$530.0	$(579.3)	$1,172.0

HG Global total equity after intercompany eliminations:
White Mountains’s common shareholders’ equity	$375.5	$—	$—	$375.5
Preferred dividends payable to White Mountains elimination (3)	399.8	—	—	399.8
Intercompany debt elimination (3)	4.0	—	—	4.0
HG Global total equity attributable to White Mountains’s common shareholders after intercompany eliminations	$779.3	$—	$—	$779.3
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
(3)    HG Global’s preferred dividends payable to White Mountains and intercompany debt are eliminated in White Mountains’s consolidated financial statements. For segment reporting, these amounts are included within the HG Global segment and are eliminated against the offsetting receivables included within Other Operations.

Kudu

Kudu provides capital solutions for boutique asset and wealth managers for a variety of purposes including generational ownership transfers, management buyouts, acquisition and growth finance and legacy partner liquidity. Kudu also provides strategic assistance to investees from time to time.
As of December 31, 2024, Kudu had deployed a total of $989 million, including transaction costs, into 27 asset and wealth management firms globally, including three that have been exited. As of December 31, 2024, the asset and wealth management firms have combined assets under management (“AUM”) of approximately $125 billion, spanning a range of asset classes, including real estate, wealth management, hedge funds, private equity and alternative credit strategies. Kudu’s capital was deployed at an average gross cash yield at inception of approximately 9.6% based on expected cash flows in the first year following deployment.
The following table presents the components of GAAP net income (loss), EBITDA and adjusted EBITDA included in the Kudu segment for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
Millions	2024	2023	2022
Net investment income (1)	$66.7	$71.0	$54.4
Net realized and unrealized investment gains (losses)	51.3	106.1	64.1
Other revenues	.8	—	—
Total revenues	118.8	177.1	118.5
General and administrative expenses	15.4	19.4	14.7
Interest expense	22.1	21.2	15.0
Total expenses	37.5	40.6	29.7
GAAP pre-tax income (loss)	81.3	136.5	88.8
Income tax (expense) benefit	(16.8)	(31.9)	(26.9)
GAAP net income (loss)	64.5	104.6	61.9
Add back:
Interest expense	22.1	21.2	15.0
Income tax expense (benefit)	16.8	31.9	26.9
General and administrative expenses – depreciation	.1	.1	.1
Amortization of other intangible assets	.3	.3	.3
EBITDA (2)	103.8	158.1	104.2
Exclude:
Net realized and unrealized investment (gains) losses	(51.3)	(106.1)	(64.1)
Non-cash equity-based compensation expense	.3	1.0	.2
Transaction expenses	1.7	3.5	1.5
Adjusted EBITDA (2)	$54.5	$56.5	$41.8
(1) Net investment income includes revenues from participation contracts and income from short-term and other long-term investments.
(2) See “NON-GAAP FINANCIAL MEASURES” on page 79.

The following table presents the changes to the fair value of Kudu’s Participation Contracts for the years ended December 31, 2024 and 2023:

	December 31,
Millions	2024	2023
Beginning balance of Kudu’s Participation Contracts (1)	$890.5	$695.9
Contributions to Participation Contracts (2)	103.5	199.6
Proceeds from Participation Contracts sold (2) (3)	(37.5)	(111.0)
Net realized and unrealized investment gains (losses) on Participation Contracts sold and pending sale (4)	(6.3)	14.3
Net unrealized investment gains (losses) on Participation Contracts - all other (5)	58.2	91.7
Ending balance of Kudu’s Participation Contracts (1)	$1,008.4	$890.5
(1) As of December 31, 2024 and 2023, Kudu’s other long-term investments also include $5.6 and $5.8 related to a private debt instrument.
(2) Includes $35.8 of non-cash contributions to (proceeds from) Participation Contracts for the year ended December 31, 2023.
(3) Includes $28.1 of proceeds receivable from Participation Contracts sold during the year ended December 31, 2024
(4) Includes net realized and unrealized investment gains (losses) recognized from Participation Contracts beginning in the quarter a contract is classified as pending sale.
(5) Includes net unrealized investment gains (losses) recognized from (i) ongoing Participation Contracts and (ii) Participation Contracts prior to classification as pending sale.

Kudu Results — Year Ended December 31, 2024 versus Year Ended December 31, 2023
Kudu reported total revenues of $119 million, pre-tax income of $81 million and adjusted EBITDA of $55 million in 2024 compared to total revenues of $177 million, pre-tax income of $137 million and adjusted EBITDA of $57 million in 2023.
Total revenues, pre-tax income and adjusted EBITDA included $67 million of net investment income in 2024 compared to $71 million in 2023. The decrease in net investment income was driven primarily by a $12 million realization of carried interest for one of Kudu’s Participation Contracts in 2023, partially offset by amounts earned from $269 million in new deployments that Kudu made during 2023 and 2024. Total revenues and pre-tax income also included $51 million of net realized and unrealized investment gains in 2024 compared to $106 million in 2023. Investment gains in 2024 were driven primarily by increases in the fair value of Kudu’s Participation Contracts as a result of lower discount rates across the portfolio and growth in assets under management at several Kudu investees, partially offset by foreign exchange losses resulting from a strengthening U.S. dollar and an unrealized loss from a publicly listed security received by Kudu in a prior sales transaction. Investment gains in 2023 were driven primarily by increases in the fair value of Kudu’s Participation Contracts as a result of a step-up in valuation related to a pending transaction, lower discount rates across the portfolio and growth in assets under management at several Kudu investees.

Kudu Results—Year Ended December 31, 2023 versus Year Ended December 31, 2022
Kudu reported total revenues of $177 million, pre-tax income of $137 million and adjusted EBITDA of $57 million in 2023 compared to total revenues of $119 million, pre-tax income of $89 million and adjusted EBITDA of $42 million in 2022.
Total revenues, pre-tax income and adjusted EBITDA included $71 million of net investment income compared to $54 million in 2022. The increase in net investment income was driven primarily by amounts earned from $266 million in new deployments that Kudu made during 2022 and 2023 and a $12 million realization of carried interest for one of Kudu’s Participation Contracts, partially offset by the negative impact on net investment income from sale transactions. Total revenues and pretax income also included $106 million of net realized and unrealized investment gains on Kudu’s Participation Contracts in 2023 compared to $64 million in 2022. Investment gains in 2023 were driven primarily by increases in the fair value of Kudu’s Participation Contracts as a result of a step-up in valuation related to a pending transaction, lower discount rates across the portfolio and growth in assets under management at several Kudu investees. Investment gains in 2022 were driven primarily by step-up valuations related to two sale transactions, partially offset by higher discount rates across the portfolio.

Bamboo

On January 2, 2024, White Mountains closed the Bamboo Transaction in accordance with the terms of the Bamboo Merger Agreement, investing $297 million of equity into Bamboo, which included the contribution of $36 million to retire Bamboo’s legacy credit facility and the contribution of $20 million of primary capital. The consideration is subject to customary purchase price adjustments. At closing, White Mountains owned 72.8% of Bamboo on a basic shares outstanding basis (63.7% on a fully-diluted/fully-converted basis, taking account of management’s equity incentives), while Bamboo management owned 16.1% of basic shares outstanding (26.6% on a fully-diluted/fully-converted basis). See Note 2 — “Significant Transactions” on page F-19.
The following table presents the components of GAAP net income (loss), MGA net income (loss), MGA EBITDA and MGA adjusted EBITDA included in White Mountains’s Bamboo segment for the year ended December 31, 2024:

Millions	Year Ended December 31, 2024
Commission and fee revenues	$134.6
Earned insurance premiums	39.4
Other revenues	5.8
Total revenues	179.8
Broker commission expenses	51.3
Loss and loss adjustment expenses	20.6
Acquisition expenses	14.1
General and administrative expenses	61.1
Total expenses	147.1
GAAP pre-tax income (loss)	32.7
Income tax (expense) benefit	(6.9)
GAAP net income (loss)	25.8
Exclude:
Net (income) loss, Bamboo Captive	(1.0)
MGA net income (loss) (1)	24.8
Add back:
Income tax expense (benefit)	6.9
Depreciation expense	.3
Amortization of other intangible assets	16.4
MGA EBITDA (1)	48.4
Exclude:
Non-cash equity-based compensation expense	1.6
Software implementation expenses	1.9
Restructuring expenses	.8
MGA adjusted EBITDA (1)	$52.7
(1) See “NON-GAAP FINANCIAL MEASURES” on page 79.

Bamboo Results—Year Ended December 31, 2024
Bamboo reported commission and fee revenues of $135 million and pre-tax income of $33 million in 2024. Commission and fee revenues were more than double Bamboo’s commissions and fee revenues in 2023 (prior to White Mountains’s ownership of Bamboo), driven primarily by higher managed premiums. Bamboo reported MGA pre-tax income of $32 million and MGA adjusted EBITDA of $53 million in 2024.
Bamboo reported approximately 260 thousand policies in force as of December 31, 2024 compared to approximately 135 thousand as of December 31, 2023 (prior to White Mountains’s ownership of Bamboo). Bamboo’s policy retention rate during 2024 was 87%.
In January 2025, Bamboo entered into a new credit facility comprised of a $110 million, six-year term loan and a $10 million revolving credit loan. On January 24, 2025, Bamboo received proceeds of $110 million under the term loan. In turn, Bamboo paid an $84 million cash dividend to shareholders, of which $61 million was paid to White Mountains. The revolving credit loan remains undrawn.

California Wildfires in January 2025
Given its focus on the residential property market in California, Bamboo has exposure to the recent California wildfires. Bamboo does not expect the wildfires will have a material impact on its MGA earnings in the first quarter of 2025. Bamboo’s fronted programs will incur losses, which are estimated to be well within the reinsurance limits supporting those programs. The bulk of the losses will therefore be absorbed by Bamboo’s catastrophe excess of loss and quota share reinsurance partners. Bamboo’s captive insurance company will retain a share of the losses, which Bamboo expects to be capped at roughly $3 million. The treaty year for Bamboo’s largest MGA program renews on April 1. The impact of this event on go-forward primary market conditions and reinsurance renewal terms and conditions is yet to be determined, with a number of forces at work.

Managed Premiums
Managed premiums represent the total premiums placed by Bamboo during the period. Managed premiums were $484 million in 2024 compared to $215 million in 2023 (prior to White Mountains’s ownership of Bamboo). The increase in managed premiums was driven primarily by growth in new business volume as well as a growing renewal book.
The following table presents Bamboo’s managed premiums for the years ended December 31, 2024, 2023 and 2022, which includes periods prior to White Mountains’s ownership of Bamboo. White Mountains believes this information is useful in understanding the overall growth in Bamboo’s premium base.

	Year Ended December 31,
Millions	2024	2023	2022
New	$301.5	$146.4	$28.8
Net renewals, endorsements, reinstatements and cancellations	182.6	68.6	57.6
Total Managed Premiums	$484.1	$215.0	$86.4

Other Operations

The following table presents the components of pre-tax income (loss) included in White Mountains’s Other Operations for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
Millions	2024	2023	2022
Earned insurance premiums	$32.7	$—	$—
Net investment income	35.6	30.1	32.2
Net realized and unrealized investment gains (losses)	57.0	188.5	(1.6)
Net realized and unrealized investment gains (losses) from investment in MediaAlpha	38.0	27.1	(93.0)
Commission and fee revenues	14.8	13.2	11.5
Other revenues	56.8	80.5	127.2
Total revenues	234.9	339.4	76.3
Loss and loss adjustment expenses	12.1	—	—
Acquisition expenses	12.1	—	—
Cost of sales	29.6	40.4	98.6
General and administrative expenses	169.5	182.3	174.1
Interest expense	2.5	3.7	1.9
Total expenses	225.8	226.4	274.6
Pre-tax income (loss)	$9.1	$113.0	$(198.3)

Other Operations Results—Year Ended December 31, 2024 versus Year Ended December 31, 2023
    White Mountains’s Other Operations reported pre-tax income of $9 million in 2024 compared to $113 million in 2023. White Mountains’s Other Operations reported net realized and unrealized investment gains of $57 million in 2024 compared to $189 million in 2023. The decrease in net realized and unrealized investment gains was driven primarily by lower unrealized gains from other long-term investments in 2024 compared to 2023. White Mountains’s Other Operations also reported net realized and unrealized investment gains from its investment in MediaAlpha of $38 million in 2024 compared to $27 million in 2023. White Mountains’s Other Operations reported net investment income of $36 million in 2024 compared to $30 million in 2023. See “Summary of Investment Results” on page 69.
White Mountains’s Other Operations reported $57 million of other revenues in 2024 compared to $81 million in 2023. White Mountains’s Other Operations reported $30 million of cost of sales in 2024 compared to $40 million in 2023. The decreases in other revenues and cost of sales were driven primarily by a business sold within Other Operations in 2023.
White Mountains’s Other Operations reported general and administrative expenses of $170 million in 2024 compared to $182 million in 2023. Other Operations general and administrative expenses in 2024 included $92 million of parent company compensation and benefits compared to $94 million in 2023.
White Mountains’s Other Operations reported $9 million of pre-tax income in 2024 related to the Bamboo CRV, which incepted on April 1, 2024. The Bamboo CRV’s results included $33 million of earned premiums, $12 million of loss and loss adjustment expenses and $12 million of acquisition expenses.

Share Repurchases
In the year ended December 31, 2024, White Mountains repurchased and retired 5,269 of its common shares for $8 million at an average share price of $1,505.01.

California Wildfires in January 2025
The Bamboo CRV, which provides quota share reinsurance on one of Bamboo’s fronted programs for the treaty year ending in March 2025, expects to incur a loss in the first quarter of 2025 related to the recent California wildfires that is capped at roughly $12 million.

Other Operations Results—Year Ended December 31, 2023 versus Year Ended December 31, 2022
White Mountains’s Other Operations reported pre-tax income (loss) of $113 million in 2023 compared to $(198) million in 2022. White Mountains’s Other Operations reported net realized and unrealized investment gains (losses) of $189 million in 2023 compared to $(2) million in 2022. The increase in net realized and unrealized investment gains (losses) was driven primarily by higher net realized and unrealized gains from other long-term investments and common equity securities in 2023 compared to 2022. White Mountains’s Other Operations also reported net realized and unrealized investment gains (losses) from its investment in MediaAlpha of $27 million in 2023 compared to $(93) million in 2022. White Mountains’s Other Operations reported net investment income of $30 million in 2023 compared to $32 million in 2022. See “Summary of Investment Results” on page 69.
White Mountains’s Other Operations reported $81 million of other revenues in 2023 compared to $127 million in 2022. White Mountains’s Other Operations reported $40 million of cost of sales in 2023 compared to $99 million in 2022. The decreases in other revenues and cost of sales were driven primarily by the business sold within Other Operations in 2023.
White Mountains’s Other Operations reported general and administrative expenses of $182 million in 2023 compared to $174 million in 2022. The increase in general and administrative expenses in 2023 compared to 2022 was driven primarily by two acquisitions within Other Operations in the second half of 2022, partially offset by a decrease due to the business sold within Other Operations in 2023 and lower parent company compensation and benefits. Other Operations general and administrative expenses in 2023 included $94 million of parent company compensation and benefits compared to $101 million in 2022.

Share repurchases
In the year ended December 31, 2023, White Mountains repurchased and retired 24,165 of its common shares for $33 million at an average share price of $1,354.88.

II. Summary of Investment Results

White Mountains’s total investment results include results from all segments. Effective July 1, 2024, White Mountains no longer consolidates BAM. White Mountains’s consolidated financial statements through June 30, 2024 included BAM’s fixed income portfolio and related investment results. See Note 2 — “Significant Transactions” on page F-19. For purposes of discussing rates of return, percentages are presented gross of management fees and trading expenses and before any adjustments for TPC Providers, in order to produce a better comparison to benchmark returns.

Gross Investment Returns and Benchmark Returns
The following table presents the pre-tax time-weighted investment returns for White Mountains’s consolidated portfolio for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
Fixed income investments	4.3%	5.8%	(4.8)%
Bloomberg U.S. Intermediate Aggregate Index	2.5%	5.2%	(9.5)%

Common equity securities	11.3%	13.4%	(1.0)%
Investment in MediaAlpha	(0.9)%	11.8%	(35.6)%
Other long-term investments	8.9%	20.6%	10.5%
Total common equity securities, investment in MediaAlpha and other long-term investments	10.0%	18.5%	2.3%
Total common equity securities and other long-term investments	9.4%	19.0%	8.1%
S&P 500 Index (total return)	25.0%	26.3%	(18.1)%
Total consolidated portfolio	6.9%	11.4%	(1.6)%
Total consolidated portfolio - excluding MediaAlpha	6.5%	11.4%	0.3%

Investment Returns—Year Ended December 31, 2024 versus Year Ended December 31, 2023
White Mountains’s total consolidated portfolio return on invested assets was 6.9% in 2024, which included $38 million of net realized and unrealized investment gains from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total consolidated portfolio return on invested assets was 6.5% in 2024. Excluding MediaAlpha, investment returns in 2024 were driven primarily by net investment income and net realized and unrealized investment gains from other long-term investments, net investment income from the fixed income portfolio and net unrealized gains from common equity securities.
White Mountains’s total consolidated portfolio return on invested assets, both including and excluding White Mountains’s investment in MediaAlpha, was 11.4% in 2023. The total consolidated portfolio return included $27 million of net unrealized investment gains from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, investment returns in 2023 were driven primarily by net investment income and net realized and unrealized investment gains from the other long-term investments and fixed income portfolios.

Fixed Income Results
White Mountains’s fixed income portfolio, including short-term investments, totaled $3.5 billion and $3.6 billion as of December 31, 2024 and 2023, which represented 54% and 56% of total invested assets. The duration of White Mountains’s fixed income portfolio, including short-term investments, was 1.9 years as of both December 31, 2024 and 2023. White Mountains’s fixed income portfolio includes fixed maturity and short-term investments held on deposit or as collateral. See Note 3 — “Investment Securities” on page F-21.
White Mountains’s fixed income portfolio returned 4.3% in 2024 compared to 5.8% in 2023, outperforming the Bloomberg U.S. Intermediate Aggregate Index returns of 2.5% and 5.2% for the comparable periods. The results in 2024 were driven primarily by net investment income and White Mountain’s short duration positioning as interest rates rose in the period. The results in 2023 were driven primarily by net investment income and net unrealized investment gains as shorter-term interest rates declined marginally in the period.

Common Equity Securities, Investment in MediaAlpha and Other Long-Term Investments Results
White Mountains’s portfolio of common equity securities, its investment in MediaAlpha and other long-term investments totaled $3.0 billion and $2.8 billion as of December 31, 2024 and 2023, which represented 46% and 44% of total invested assets. See Note 3 — “Investment Securities” on page F-21.
White Mountains’s portfolio of common equity securities, its investment in MediaAlpha and other long-term investments returned 10.0% in 2024, which included $38 million of net realized and unrealized investment gains from White Mountains’s investment in MediaAlpha. White Mountains’s portfolio of common equity securities and other long-term investments returned 9.4% in 2024. White Mountains’s portfolio of common equity securities, its investment in MediaAlpha and other long-term investments returned 18.5% in 2023, which included $27 million of net unrealized investment gains from MediaAlpha. White Mountains’s portfolio of common equity securities and other long-term investments returned 19.0% in 2023.
White Mountains’s portfolio of common equity securities consists of international listed equity funds, primarily held at Ark, and passive ETFs. White Mountains’s ETFs seek to provide investment results generally corresponding to the performance of the S&P 500 Index. White Mountains’s portfolio of common equity securities was $650 million and $538 million as of December 31, 2024 and 2023.
White Mountains’s portfolio of common equity securities returned 11.3% in 2024 compared to 13.4% in 2023, underperforming the S&P 500 Index returns of 25.0% and 26.3% for the comparable periods. The underperformance in 2024 and 2023 was driven primarily by certain international listed equity funds that employ a market neutral strategy.
White Mountains maintains a portfolio of other long-term investments that consists primarily of unconsolidated entities, including Kudu’s Participation Contracts, private equity funds and hedge funds, a bank loan fund, Lloyd’s trust deposits, ILS funds and private debt instruments. White Mountains’s portfolio of other long-term investments totaled $2.2 billion and $2.0 billion as of December 31, 2024 and 2023.
White Mountains’s portfolio of other long-term investments returned 8.9% in 2024 compared to 20.6% in 2023. Investment returns for 2024 were driven primarily by net investment income and net realized and unrealized investment gains from Kudu’s Participation Contracts, as well as net unrealized investment gains from a bank loan fund and ILS funds. Investment returns for 2023 were driven primarily by net investment income and net realized and unrealized investment gains from Kudu’s Participation Contracts, net realized and unrealized investment gains from private equity funds, hedge funds and unconsolidated entities, as well as unrealized gains from ILS funds.

Investment Returns—Year Ended December 31, 2023 versus Year Ended December 31, 2022
White Mountains’s total consolidated portfolio return on invested assets, both including and excluding White Mountains’s investment in MediaAlpha, was 11.4% in 2023. The total consolidated portfolio return included $27 million of net unrealized investment gains from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, investment returns in 2023 were driven primarily by net investment income and net realized and unrealized investment gains from the other long-term investments and fixed income portfolios.
White Mountains’s total consolidated portfolio return on invested assets was -1.6% in 2022, which included $93 million of net unrealized investment losses from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total consolidated portfolio return on invested assets was 0.3% in 2022. Excluding MediaAlpha, investment returns in 2022 were driven primarily by net investment income and net realized gains from other long-term investments, which more than offset net unrealized investment losses in the fixed income portfolio due to rising interest rates.

Fixed Income Results
White Mountains’s fixed income portfolio, including short-term investments, totaled $3.6 billion and $2.8 billion as of December 31, 2023 and 2022, which represented 56% and 55% of total invested assets. The duration of White Mountains’s fixed income portfolio, including short-term investments, was 1.9 years and 2.3 years as of December 31, 2023 and 2022. White Mountains’s fixed income portfolio includes fixed maturity and short-term investments held on deposit or as collateral. See Note 3 — “Investment Securities” on page F-21.
White Mountains’s fixed income portfolio returned 5.8% in 2023 compared to -4.8% in 2022, outperforming the Bloomberg U.S. Intermediate Aggregate Index returns of 5.2% and -9.5% for the comparable periods. The results in 2023 were driven primarily by net investment income and net unrealized investment gains as shorter-term interest rates declined marginally in the period. The results in 2022 were driven primarily by net unrealized investment losses due to the impact of rising interest rates on White Mountains’s short duration portfolio, partially offset by net investment income.

Common Equity Securities, Investment in MediaAlpha and Other Long-Term Investments Results
White Mountains’s portfolio of common equity securities, its investment in MediaAlpha and other long-term investments totaled $2.8 billion and $2.3 billion as of December 31, 2023 and 2022, which represented 44% and 45% of total invested assets. See Note 3 — “Investment Securities” on page F-21.
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
White Mountains’s portfolio of common equity securities was $538 million and $668 million as of December 31, 2023 and 2022. White Mountains’s portfolio of common equity securities returned 13.4% in 2023 compared to -1.0% in 2022, underperforming and outperforming the S&P 500 Index returns of 26.3% and -18.1% for the comparable periods. The underperformance in 2023 and outperformance in 2022 was driven primarily by certain international listed equity funds that employ a market neutral strategy.
White Mountains’s portfolio of other long-term investments totaled $2.0 billion and $1.5 billion as of December 31, 2023 and 2022. White Mountains’s portfolio of other long-term investments returned 20.6% in 2023 compared to 10.5% in 2022. Investment returns for 2023 were driven primarily by net investment income and net realized and unrealized investment gains from Kudu’s Participation Contracts, net realized and unrealized investment gains from private equity funds, hedge funds and unconsolidated entities, as well as unrealized gains from ILS funds. Investment returns for 2022 were driven primarily by net investment income and net realized and unrealized investment gains from Kudu’s Participation Contracts and net investment income and net realized and unrealized investment gains from private equity funds, partially offset by unrealized losses from foreign currency.

Portfolio Composition

The following table presents the composition of White Mountains’s total investment portfolio as of December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
$ in Millions	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturity investments	$2,511.6	38.8%	$2,109.3	33.0%
Short-term investments	964.2	14.9	1,487.9	23.3
Common equity securities	650.0	10.0	538.4	8.4
Investment in MediaAlpha	201.6	3.1	254.9	4.0
Other long-term investments	2,150.2	33.2	1,998.2	31.3
Total investments	$6,477.6	100.0%	$6,388.7	100.0%

The following table presents the breakdown of White Mountains’s fixed maturity investments as of December 31, 2024 by credit class, based upon issuer credit ratings provided by Standard & Poor’s, or if unrated by Standard & Poor’s, long-term obligation ratings provided by Moody’s:

	December 31, 2024
$ in Millions	Amortized Cost	% of Total	Carrying Value	% of Total
U.S. government and government-sponsored entities (1)	$857.7	33.4%	$831.7	33.1%
AAA/Aaa	154.7	6.0	154.3	6.1
AA/Aa	221.4	8.6	215.9	8.6
A/A	627.7	24.5	608.5	24.2
BBB/Baa	693.7	27.0	688.7	27.5
BB/Ba	5.5	0.2	5.4	0.2
Other/not rated	8.5	0.3	7.1	0.3
Total fixed maturity investments	$2,569.2	100.0%	$2,511.6	100.0%
(1)Includes mortgage-backed securities, which carry the full faith and credit guaranty of the U.S. government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

The following table presents the cost or amortized cost and carrying value of White Mountains’s fixed maturity investments by contractual maturity as of December 31, 2024. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	December 31, 2024
Millions	Cost or Amortized Cost	Carrying Value
Due in one year or less	$205.8	$203.9
Due after one year through five years	1,494.5	1,478.7
Due after five years through ten years	206.1	193.2
Due after ten years	25.3	25.2
Mortgage and asset-backed securities and collateralized loan obligations	637.5	610.6
Total fixed maturity investments	$2,569.2	$2,511.6

The following table presents the composition of White Mountains’s other long-term investments portfolio as of December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
$ in Millions	Carrying Value	% of Total	Carrying Value	% of Total
Kudu’s Participation Contracts	$1,008.4	46.9%	$890.5	44.6%
PassportCard/DavidShield	150.0	7.0	150.0	7.5
Elementum	35.0	1.6	35.0	1.8
Other unconsolidated entities	63.6	3.0	48.1	2.4
Total unconsolidated entities	1,257.0		1,123.6
Private equity funds and hedge funds	360.6	16.8	312.9	15.7
Bank loan fund	264.7	12.3	194.4	9.7
Lloyd’s trust deposits	149.9	7.0	158.0	7.9
ILS funds	74.0	3.4	160.5	8.0
Private debt instruments	14.9	0.7	15.8	0.8
Other	29.1	1.3	33.0	1.6
Total other long-term investments	$2,150.2	100.0%	$1,998.2	100.0%

Foreign Currency Exposure

As of December 31, 2024, White Mountains had net assets of $192 million denominated in foreign currencies primarily related to Ark/WM Outrigger’s non-U.S. contracts, Kudu’s non-U.S. Participation Contracts and a private debt instrument, as well as certain other foreign consolidated and unconsolidated entities.
The following table presents the fair value of White Mountains’s foreign denominated net assets (liabilities) by segment as of December 31, 2024:

Currency $ in Millions	Ark/ WM Outrigger	Kudu	Other Operations Businesses	Total Fair Value	% of Total Shareholders’ Equity
CAD	$86.4	$58.3	$—	$144.7	2.8%
AUD	35.7	63.5	—	99.2	1.9
EUR	(41.7)	18.5	—	(23.2)	(.4)
GBP	(29.6)	—	—	(29.6)	(.6)
All other	—	—	.6	.6	—
Total	$50.8	$140.3	$.6	$191.7	3.7%

III. Income Taxes

As of December 31, 2024, the primary jurisdictions in which the Company’s subsidiaries and branches operated and were subject to tax are Israel, Luxembourg, the United Kingdom and the United States.
On December 27, 2023, Bermuda enacted a 15% corporate income tax that became effective on January 1, 2025. The Bermuda legislation defers the effective date for five years, for Bermuda companies in consolidated groups that meet certain requirements. To qualify for the deferral, generally the group must (i) have consolidated affiliates and permanent establishments in six or fewer countries, (ii) have no more than €50 million of net tangible assets outside of the country where the group has the largest amount of net tangible assets and (iii) not have a consolidated Bermuda affiliate or Bermuda permanent establishment directly or indirectly owned by a parent entity that is subject to the Income Inclusion Rule of Pillar Two in any jurisdiction. White Mountains expects to meet the requirements to be exempt from the Bermuda corporate income tax until January 1, 2030. The Bermuda legislation also provides for an economic transition adjustment that will reduce future years’ taxable income. Under GAAP, this economic transition adjustment was required to be recognized as a net deferred tax asset as of December 31, 2023. Accordingly, White Mountains’s net income for 2023 included a net deferred tax benefit of $68 million, of which $51 million was recorded at Ark and $17 million was recorded at HG Global. As of July 1, 2024, White Mountains no longer consolidates BAM. As a result of the deconsolidation, the BAM Surplus Notes are recorded at fair value, which resulted in the reversal of a $5 million deferred tax liability related to the economic transition adjustment, generating a $5 million tax benefit in the third quarter of 2024.
On December 15, 2022, European Union Member States voted to adopt the EU Minimum Tax Directive in conformity with the OECD Pillar Two initiative. The Pillar Two initiative includes a set of model rules that are generally designed to impose a top-up tax on a large multinational enterprise group to the extent the group is not subject to an effective tax rate of at least 15% in each jurisdiction in which the group has a consolidated affiliate or permanent establishment. The EU Minimum Tax Directive required European Union Member States to enact conforming law by December 31, 2023. The main rule of the EU Minimum Tax Directive, the IIR, was to become effective for fiscal years beginning on or after December 31, 2023, while the UTPR was to become effective for fiscal years beginning on or after December 31, 2024. The EU Minimum Tax Directive also permits European Union Member States to elect to apply a QDMTT for fiscal years beginning on or after December 31, 2023.
On December 20, 2023, Luxembourg enacted conforming Pillar Two legislation including the IIR, UTPR and QDMTT. The Luxembourg legislation defers the effective date of the UTPR until fiscal years beginning on or after December 31, 2029 for Luxembourg companies in consolidated groups with a non-EU parent company that meet certain requirements. To qualify for the deferral, generally the group must (i) have consolidated affiliates and permanent establishments in six or fewer countries and (ii) have no more than €50 million of net tangible assets outside of the country where the group has the largest amount of net tangible assets. White Mountains expects to meet the requirements to be exempt from the Luxembourg UTPR until January 1, 2030.
On July 11, 2023, the U.K. enacted conforming legislation adopting the Pillar Two IIR and QDMTT, which became effective for fiscal years beginning on or after December 31, 2023. The U.K. has proposed legislation to adopt the Pillar Two UTPR effective for fiscal years beginning on or after December 31, 2024; however, this legislation has not yet been enacted.
On January 15, 2025, the OECD released administrative guidance on its Pillar Two model rules. The January 2025 OECD Administrative Guidance provides that, subject to limited exceptions, deferred tax expense attributable to deferred tax assets resulting from the introduction of a new corporate income tax after November 30, 2021 is to be excluded when assessing whether a multinational enterprise group has an effective tax rate of at least 15% in the jurisdiction that adopted the corporate income tax. Deferred tax assets associated with the economic transition adjustment recognized under the Bermuda corporate income tax are expected to be within the scope of the January 2025 OECD Administrative Guidance. As of December 31, 2024, no country had enacted the January 2025 OECD Administrative Guidance, and no changes had been enacted with respect to the Bermuda corporate income tax to repeal or otherwise limit the economic transition adjustment. Accordingly, under GAAP, White Mountains is required to maintain the net deferred tax asset attributable to the economic transition adjustment as of December 31, 2024.
On August 16, 2022, the U.S. enacted the Inflation Reduction Act (the “IRA”). White Mountains has evaluated the tax provisions of the IRA, the most significant of which relate to the corporate alternative minimum tax and the tax on share repurchases, and does not expect the legislation to have a material impact on its results of operations.
White Mountains reported income tax expense of $33 million in 2024 on pre-tax income from continuing operations of $317 million. The difference between White Mountains’s effective tax rate and the current U.S. statutory rate of 21% was driven primarily by income generated in jurisdictions with lower tax rates than the United States, a full valuation allowance on net deferred tax assets in certain U.S. operations (consisting of Other Operations and BAM), withholding taxes and state income taxes.

White Mountains reported income tax benefit of $16 million in 2023 on pre-tax income from continuing operations of $565 million. The difference between White Mountains’s effective tax rate and the current U.S. statutory rate of 21% was driven primarily by income generated in jurisdictions with lower tax rates than the United States, a full valuation allowance on net deferred tax assets in certain U.S. operations (consisting of Other Operations and BAM), withholding taxes and state income taxes. The effective rate also differed from the U.S. statutory rate of 21% due to the recording of the $68 million deferred tax benefit related to the Bermuda economic transition adjustment.
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

IV. Discontinued Operations

NSM

On August 1, 2022, White Mountains closed the NSM Transaction. White Mountains received $1.4 billion in net cash proceeds at closing and recognized a net gain of $876 million in the third quarter of 2022, which was comprised of $887 million of net gain from sale of discontinued operations and $3 million of comprehensive income related to the recognition of foreign currency translation gain (loss) from the sale, partially offset by $14 million of compensation and other costs related to the transaction recorded in Other Operations. See Note 2 — “Significant Transactions” on page F-19.
White Mountains reported net income from discontinued operations, net of tax, for NSM Group of $16 million for the period from January 1, 2022 to August 1, 2022. See Note 20 — “Held for Sale and Discontinued Operations” on page F-73.

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

Dividend Capacity

Following is a description of the dividend capacity of White Mountains’s insurance and reinsurance and other operating subsidiaries:

Ark/WM Outrigger
During any 12-month period, GAIL, a class 4 licensed Bermuda insurer, has the ability to (i) make capital distributions of up to 15% of its total statutory capital per the previous year’s statutory financial statements or (ii) make dividend payments of up to 25% of its total statutory capital and surplus per the previous year’s statutory financial statements, without prior approval of Bermuda regulatory authorities. Accordingly, GAIL will have the ability to pay a dividend of up to $337 million during 2025, which is equal to 25% of its statutory capital and surplus of $1,347 million as of December 31, 2024, subject to meeting all appropriate liquidity and solvency requirements and the filing of its December 31, 2024 statutory financial statements. During 2024, GAIL did not pay any dividends to its immediate parent.
During 2024, Ark paid $33 million of dividends to shareholders, $24 million of which were paid to White Mountains. As of December 31, 2024, Ark and its intermediate holding companies had $6 million of net unrestricted cash and short-term investments outside of its regulated and unregulated insurance and reinsurance operating subsidiaries.
WM Outrigger Re is a special purpose insurer subject to regulation and supervision by the BMA. WM Outrigger Re does not require regulatory approval to pay dividends; however, its dividend capacity is limited to amounts held outside of the collateral trust pursuant to its reinsurance agreement with GAIL. As of December 31, 2024, WM Outrigger Re had less than $1 million of net unrestricted cash held outside the collateral trust. As of December 31, 2024, WM Outrigger Re had $196 million of statutory capital and surplus and $204 million of assets held in the collateral trusts pursuant to its reinsurance agreement with GAIL.
During 2024, White Mountains received net distributions of $123 million from WM Outrigger Re, which included a net return of capital related to changes in White Mountains’s capital commitments for the 2024 and 2025 underwriting years and reinsurance profits for the 2023 underwriting year.

HG Global
As of December 31, 2024, HG Global had $619 million face value of preferred shares outstanding, of which White Mountains owned 96.9%. Holders of the HG Global preferred shares are entitled to receive cumulative dividends at a fixed annual rate of 6.0% on a quarterly basis, payable when and if declared by HG Global. As of December 31, 2024, HG Global had accrued $476 million of dividends payable to holders of its preferred shares, $462 million of which are payable to White Mountains and eliminated in consolidation. As of December 31, 2024, HG Global and its subsidiaries had $5 million of net unrestricted cash outside of HG Re.
HG Re is a special purpose insurer subject to regulation and supervision by the BMA. HG Re does not require regulatory approval to pay dividends; however, its dividend capacity is limited to amounts held outside of the Collateral Trusts pursuant to the FLRT with BAM. As of December 31, 2024, HG Re had $7 million of net unrestricted cash. As of December 31, 2024, HG Re had $158 million of accrued interest on the BAM Surplus Notes held outside the Collateral Trusts. As of December 31, 2024, HG Re had $718 million of statutory capital and surplus and $950 million of assets held in the Collateral Trusts.
HG Global has two primary sources of cash flows: (i) interest payments on the BAM Surplus Notes that are made outside the Collateral Trusts and (ii) releases of excess balances from the Collateral Trusts. During 2024, HG Global received cash payments of principal and interest on the BAM Surplus Notes of $30 million. Of these payments, $21 million was a repayment of principal held in the Supplemental Trust, $1 million was a payment of accrued interest held in the Supplemental Trust and $8 million was a payment of accrued interest held outside the Supplemental Trust. During 2024, HG Re received a distribution out of the Supplemental Trust of $80 million, which was comprised of the assignment of $59 million of accrued interest on the BAM Surplus Notes and a cash distribution of $21 million.
See Note 10 — “Municipal Bond Guarantee Reinsurance” on page F-55.

Kudu
During 2024, Kudu distributed $32 million to unitholders, $29 million of which was paid to White Mountains. As of December 31, 2024, Kudu had $13 million of net unrestricted cash and short-term investments.

Bamboo
Bamboo Captive is a protected cell captive domiciled in the state of Arizona and is subject to regulation and supervision by the Arizona DIFI. As an Arizona-domiciled protected cell, Bamboo Captive is required to maintain $0.5 million of minimum capital. As of December 31, 2024, Bamboo Captive had statutory capital and surplus of $7 million. Bamboo Captive cannot pay any dividends without the approval of Arizona DIFI. Bamboo Captive did not pay any dividends during 2024. As of December 31, 2024, Bamboo Captive had $11 million of net unrestricted cash and short-term investments.
During 2024, Bamboo paid $25 million of dividends to shareholders, $18 million of which were paid to White Mountains. As of December 31, 2024, Bamboo had $17 million of net unrestricted cash and short-term investments outside of Bamboo Captive.

Other Operations
During 2024, White Mountains paid a $3 million common share dividend. As of December 31, 2024, the Company and its intermediate holding companies had $540 million of net unrestricted cash, short-term investments and fixed maturity investments, $202 million of MediaAlpha common stock, $225 million of common equity securities and $345 million of private equity and hedge funds, ILS funds and certain unconsolidated entities.

Financing

The following table presents White Mountains’s capital structure as of December 31, 2024 and 2023:

	December 31,
$ in Millions	2024	2023
Ark 2007 Subordinated Notes (1)	$—	$30.0
Ark 2021 Subordinated Notes (1)(2)	154.5	155.5
HG Global Senior Notes (1)(2)	147.4	146.9
Kudu Credit Facility (1)(2)	238.6	203.8
Other Operations debt (1)(2)	22.0	28.4
Total debt	562.5	564.6
Noncontrolling interests (3)	647.3	460.9
Total White Mountains’s common shareholders’ equity	4,483.7	4,240.5
Total capital	5,693.5	5,266.0
HG Global’s unearned premium reserve (4)	288.1	265.4
HG Global’s net deferred acquisition costs (4)	(83.9)	(76.5)
Time-value discount on expected future payments on the BAM Surplus Notes (4)(5)	—	(87.9)
Total adjusted capital	$5,897.7	$5,367.0

Total debt to total capital	9.9%	10.7%
Total debt to total adjusted capital	9.5%	10.5%
(1)See Note 7 — “Debt” on page F-47 for details of debt arrangements.
(2) Net of unamortized issuance costs and original issue discount.
(3) As of July 1, 2024, White Mountains no longer consolidates BAM. Noncontrolling interests as of December 31, 2023 excludes BAM.
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

Covenant Compliance
As of December 31, 2024, White Mountains was in compliance, in all material respects, with all of the covenants under its debt instruments.

Contractual Obligations and Commitments

The following table presents White Mountains’s material contractual obligations and commitments as of December 31, 2024:

Millions	Due in Less Than One Year	Due in Two to Three Years	Due in Four to Five Years	Due After Five Years	Total
Loss and LAE reserves (1)	$827.5	$831.4	$288.1	$210.4	$2,157.4
Debt	6.7	27.0	30.0	512.1	575.8
Interest on debt	57.2	115.2	105.8	195.5	473.7
Long-term incentive compensation	51.5	96.9	—	—	148.4
Contingent consideration (2)	157.6	—	—	—	157.6
Operating leases	7.3	12.5	10.9	19.2	49.9
Total contractual obligations and commitments	$1,107.8	$1,083.0	$434.8	$937.2	$3,562.8
(1) Represents expected future cash outflows resulting from loss and LAE payments. The amounts presented are gross of reinsurance recoverables on unpaid losses of $434.4 as of December 31, 2024.
(2) The contingent consideration is primarily related to White Mountains’s acquisition of Ark. See “Contingent Consideration Liabilities” in Note 1 — “Basis of Presentation and Significant Accounting Policies” on page F-8.

The long-term incentive compensation balances included in the table above include amounts payable for performance shares. Exact amounts to be paid for performance shares cannot be predicted with certainty, as the ultimate amounts of these liabilities are based on the future performance of White Mountains and the market price of the Company’s common shares at the time the payments are made.
The estimated payments reflected in the table are based on current accrual factors (including performance relative to targets and common share price) and assume that all outstanding balances were 100% vested as of December 31, 2024.
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
White Mountains also has future binding commitments to fund certain other long-term investments. These commitments, which totaled approximately $94 million as of December 31, 2024, do not have fixed funding dates and are therefore excluded from the table above.

Share Repurchase Programs

The Company’s Board of Directors has authorized it to repurchase its common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. The repurchase authorizations do not have a stated expiration date. As of December 31, 2024, White Mountains may repurchase an additional 301,014 shares under these Board authorizations. In addition, from time to time White Mountains has also repurchased its common shares through self-tender offers that were separately authorized by its Board of Directors.
The following table presents common shares repurchased by the Company as well as the average price per share as a percent of December 31, 2024 GAAP book value per share, adjusted book value per share and market value per share.

				Average Price Per	Average Price Per	Average Price Per
				Share as % of	Share as % of	Share as % of
			Average	December 31, 2024	December 31, 2024	December 31, 2024
	Shares	Cost	Price	GAAP Book	Adjusted Book	Market Value
Year Ended	Repurchased	(Millions)	Per Share	Value Per Share	Value Per Share	Per Share

December 31, 2024	5,269	$7.9	$1,505.01	86%	82%	77%

December 31, 2023	24,165	$32.7	$1,354.88	78%	74%	70%
				.	.
December 31, 2022	461,256	$615.8	$1,335.11	76%	73%	69%

Cash Flows

Detailed information concerning White Mountains’s cash flows from continuing operations during 2024, 2023 and 2022 follows:

Cash flows from operations for the years ended 2024, 2023 and 2022

Net cash flows provided from operations was $587 million, $404 million and $326 million for the years ended December 31, 2024, 2023 and 2022. The increases in cash provided from operations in both 2024 and 2023 were driven primarily by cash provided from operations at Ark/WM Outrigger Re. As of December 31, 2024, the Company and its intermediate holding companies had $540 million of net unrestricted cash, short-term investments and fixed maturity investments, $202 million of MediaAlpha common stock, $225 million of common equity securities and $345 million of private equity funds and hedge funds, ILS funds and certain unconsolidated entities.

Cash flows from investing and financing activities for the year ended December 31, 2024

Financing and Other Capital Activities
During 2024, the Company declared and paid a $3 million cash dividend to its common shareholders.
During 2024, White Mountains repurchased and retired 5,269 of its common shares for $8 million, all of which were to satisfy employee income tax withholding pursuant to employee benefit plans.
During 2024, Ark repaid the outstanding balance of $30 million and extinguished the Ark 2007 Subordinated Notes.
During 2024, Kudu borrowed $35 million in term loans under the Kudu Credit Facility.
HG Global received cash payments of principal and interest of $22 million on the BAM Surplus Notes during the six months ended December 31, 2024, after BAM’s deconsolidation.
BAM received $26 million in MSC during the six months ended June 30, 2024, prior to its deconsolidation.

Acquisitions and Dispositions
On January 2, 2024, White Mountains closed the Bamboo Transaction in accordance with the terms of the Bamboo Merger Agreement, investing $297 million in equity into Bamboo, which included the contribution of $36 million to retire Bamboo’s legacy credit facility and the contribution of $20 million of primary capital.

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
On December 20, 2022, Outrigger Re Ltd. issued non-voting redeemable preference shares on behalf of four segregated accounts to White Mountains and other third-party investors. White Mountains purchased 100% of the preference shares issued by its segregated account, WM Outrigger Re, for $205 million.

TRANSACTIONS WITH RELATED PERSONS

White Mountains does not have any transactions with related persons to report as of December 31, 2024.

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
Under GAAP, for periods prior to July 1, 2024, the BAM Surplus Notes, including accrued interest receivable, were classified as intercompany notes carried at nominal value with no consideration for time value of money and eliminated in consolidation. Based on a debt service model that forecasts operating results for BAM through maturity of the BAM Surplus Notes, the present value of the BAM Surplus Notes, including accrued interest and using an 8% discount rate, was estimated to be $91 million and $98 million less than the nominal GAAP carrying values as of December 31, 2023 and 2022, respectively. For periods subsequent to July 1, 2024, White Mountains carries the BAM Surplus Notes under GAAP at fair value, and there is no longer a separate time value of money adjustment for adjusted book value purposes.
The value of HG Global’s unearned premium reserve, net of deferred acquisition costs, was $211 million, $195 million and $179 million as of December 31, 2024, 2023 and 2022, respectively.
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

Millions	June 30, 2024	July 1, 2024	December 31, 2024

Nominal GAAP carrying value (1)	$501.9	$501.9	$495.7
Less GAAP fair value discount	—	(114.5)	(114.0)
GAAP carrying value	501.9	387.4	381.7
Less time value discount as of June 30, 2024 (2) (3)	(87.4)	—	—
Value of the BAM Surplus Notes for adjusted book value purposes (2)	$414.5	$387.4	$381.7
(1) The nominal carrying value of the BAM Surplus Notes includes principal and accrued interest receivable.
(2) For periods subsequent to July 1, 2024, White Mountains carries the BAM Surplus Notes under GAAP at fair value, and there is no longer a separate time value of money adjustment for adjusted book value purposes.
(3) See adjusted book value per share non-GAAP measure on page 79.

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
MGA pre-tax income (loss) and MGA net income (loss) are non-GAAP financial measures that exclude the results of the Bamboo Captive, which is consolidated under GAAP, from Bamboo’s consolidated GAAP pre-tax income (loss) and net income (loss). The following table presents the reconciliation from Bamboo’s consolidated GAAP pre-tax income (loss) to MGA pre-tax income (loss):

Millions	Year Ended December 31, 2024
Bamboo’s consolidated GAAP pre-tax income (loss)	$32.7
Remove pre-tax (income) loss, Bamboo Captive	(1.0)
MGA pre-tax income (loss)	$31.7

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
White Mountains believes that these non-GAAP financial measures are useful to management and investors in evaluating Bamboo’s performance. See page 66 for the reconciliation of Bamboo’s consolidated GAAP net income (loss) to MGA net income (loss), MGA EBITDA and MGA adjusted EBITDA.

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
The following table presents return reconciliations from GAAP to the reported percentages:

	Year Ended December 31,
	2024	2023
Total consolidated portfolio return	6.9%	11.4%
Remove MediaAlpha	(0.4)	—
Total consolidated portfolio return excluding MediaAlpha	6.5%	11.4%

Total adjusted capital and total debt to total adjusted capital
Total capital at White Mountains is comprised of White Mountains’s common shareholders’ equity, debt and noncontrolling interests other than noncontrolling interests attributable to BAM. Total adjusted capital is a non-GAAP financial measure, which is derived by adjusting total capital (i) for periods prior to July 1, 2024, to include a discount for the time value of money arising from the modeled timing of cash payments of principal and interest on the BAM Surplus Notes and (ii) to add back the unearned premium reserve, net of deferred acquisition costs, at HG Global. For periods subsequent to July 1, 2024, White Mountains carries the BAM Surplus Notes under GAAP at fair value, which incorporates time value into its estimate. Total debt to total adjusted capital is a non-GAAP financial measure that is derived using the ratio of total debt to total adjusted capital. White Mountains believes these non-GAAP financial measures are useful to management and investors in analyzing White Mountains’s capital structure, including the value of the BAM surplus notes and the value of the in-force business at HG Re, HG Global’s reinsurance subsidiary. The reconciliation of total capital to total adjusted capital is included on page 76.

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

1. Fair Value Measurements

General

White Mountains records certain assets and liabilities at fair value in its consolidated financial statements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an exit price) at a particular measurement date. Fair value measurements are categorized into a hierarchy that distinguishes between inputs based on market data from independent sources (observable inputs) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (unobservable inputs). Quoted prices in active markets for identical assets have the highest priority (“Level 1”), followed by observable inputs other than quoted prices including prices for similar but not identical assets or liabilities (“Level 2”) and unobservable inputs, including the reporting entity’s estimates of the assumptions that market participants would use, having the lowest priority (“Level 3”).
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
Fair value estimates for instruments that trade infrequently and have few or no quoted market prices or other observable inputs are classified as Level 3 measurements. The determination of the fair value of these Level 3 instruments involves significant management judgment and the use of valuation analyses and unobservable inputs that are inherently subjective and uncertain. These unobservable inputs reflect White Mountains’s assumptions of what market participants would use in valuing the instrument. See Item 1A. Risk Factors, “Our investment portfolio includes securities that do not have readily observable market prices. We use valuation methodologies that are inherently subjective and uncertain to value these securities. The values of securities established using these methodologies may never be realized, which could materially adversely affect our results of operations and financial condition.” on page 36.
See Note 1 — “Basis of Presentation and Significant Accounting Policies” on page F-8 for White Mountains’s accounting policies for investment securities.
As of December 31, 2024, White Mountains’s most significant assets classified as Level 3 measurements include the BAM Surplus Notes, Kudu’s Participation Contracts and its investment in PassportCard/DavidShield.

BAM Surplus Notes
Prior to the deconsolidation of BAM on July 1, 2024, the BAM Surplus Notes, including accrued interest receivable, were classified as intercompany notes carried at nominal value, which eliminated in consolidation. Upon deconsolidation, White
Mountains elected the fair value option for the BAM Surplus Notes. As of December 31, 2024, the fair value of the BAM Surplus Notes was $382 million.
Subsequent to the deconsolidation, White Mountains values the BAM Surplus Notes each quarter using a discounted cash flow analysis. The BAM Surplus Notes are classified as a Level 3 measurement. The discounted cash flow analysis used to value the BAM Surplus Notes depends on key inputs, such as projections of future revenues and earnings for BAM, expected payments on the BAM Surplus Notes through maturity and a discount rate to reflect time value and related uncertainty of the repayment pattern. The expected payments on the BAM Surplus Notes are based on management judgment, considering current performance, budgets and projected future results. These expected payments depend on BAM’s ability to generate excess cash flows from its operations, driven primarily by assumptions regarding future trends for the issuance of municipal bonds, interest rates, credit spreads, insured market penetration, competitive activity in the market for municipal bond insurance and other factors affecting the demand for and pricing of BAM’s municipal bond insurance, as well as BAM’s investment returns. The discount rate considers comparably-rated companies and instruments, adjusted for risks specific to BAM and the BAM Surplus Notes. As of December 31, 2024, White Mountains concluded that a discount rate of 8.1% was appropriate for the valuation of the BAM Surplus Notes.
When making its fair value selection, which is within a range of reasonable values derived from the discounted cash flow analysis, White Mountains considers all available information, facts and circumstances specific to BAM’s business and industry and any infrequent or unusual results for the period. See Item 1A. Risk Factors, “We may be subject to greater volatility from the BAM Surplus Notes, as the valuation of the BAM Surplus Notes under the discounted cash flow analysis subsequent to deconsolidation could be more volatile, which could materially adversely affect our results of operations and financial condition.” on page 33.

With a discounted cash flow analysis, small changes to key inputs may result in significant changes to fair value. The following table presents the estimated effect on the fair value of the BAM Surplus Notes as of December 31, 2024, resulting from changes to the discount rate used in the discounted cash flow analysis:

Millions	Discount Rate
	6.1%	7.1%	8.1%	9.1%	10.1%
BAM Surplus Notes, at fair value	$433	$406	$382	$359	$339

Kudu’s Participation Contracts
Kudu’s Participation Contracts comprise noncontrolling equity interests in the form of revenue and earnings participation contracts. As of December 31, 2024, the total fair value of Kudu’s Participation Contracts was $1,008 million.
On a quarterly basis, White Mountains fair values each of Kudu’s Participation Contracts, typically using a discounted cash flow analysis. The discounted cash flow analyses used to fair value Kudu’s Participation Contracts include key inputs, such as projections of future revenues and earnings of Kudu’s investees, a discount rate and a terminal cash flow exit multiple. The expected future cash flows are based on management judgment, considering current performance, budgets and projected future results. The discount rates reflect the weighted average cost of capital, considering comparable public company data and adjusted for risks specific to the business and industry. The terminal cash flow exit multiple is generally based on expectations of annual cash flow to Kudu from each of its investees in the terminal year of the discounted cash flow analysis. In determining fair value, White Mountains considers factors for each of Kudu’s investees, such as performance of products and vehicles, expected asset growth rates, new fund launches, fee rates by product, capacity constraints, operating cash flows and other qualitative factors, including the assessment of key personnel. The inputs to each discounted cash flow analysis vary depending on the nature of each of Kudu’s investees. As of December 31, 2024, White Mountains concluded that pre-tax discount rates in the range of 17% to 25% and terminal cash flow exit multiples in the range of 7 to 22 times were appropriate for the valuations of Kudu’s Participation Contracts.
When making its fair value selections, which are within a range of reasonable values derived from the discounted cash flow analysis, White Mountains considers all available information, including any relevant market multiples and multiples implied by recent transactions, facts and circumstances specific to Kudu’s investees and any infrequent or unusual results for the period.
With a discounted cash flow analysis, small changes to key inputs may result in significant changes to fair value. The following table presents the estimated effect on the fair value of Kudu’s Participation Contracts as of December 31, 2024, resulting from changes in key inputs to the discounted cash flow analysis, including discount rates and terminal cash flow exit multiples:

Millions	Discount Rate(1)
Terminal Cash Flow Exit Multiple	-2%	-1%	17% - 25%	+1%	+2%
+2	$1,219	$1,144	$1,074	$1,011	$952
+1	$1,180	$1,108	$1,041	$980	$925
7x to 22x	$1,141	$1,072	$1,008	$950	$897
-1	$1,102	$1,036	$976	$920	$869
-2	$1,062	$1,000	$943	$895	$848
(1) Since Kudu’s Participation Contracts are not subject to corporate taxes within Kudu Investment Management, LLC, pre-tax discount rates are applied to pre-tax cash flows in determining fair values.

PassportCard/DavidShield
As of December 31, 2024, the fair value of White Mountains’s investment in PassportCard/DavidShield was $150 million.
On a quarterly basis, White Mountains values its investment in PassportCard/DavidShield using a discounted cash flow analysis. The discounted cash flow analysis used to fair value PassportCard/DavidShield includes key inputs, such as projections of future revenues and earnings, a discount rate and a terminal revenue growth rate. The expected future cash flows are based on management judgment, considering current performance, budgets and projected future results. The discount rate reflects the weighted average cost of capital, considering comparable public company data and adjusted for risks specific to the business and industry. The terminal revenue growth rate is based on company, industry and macroeconomic expectations of perpetual revenue growth subsequent to the end of the discrete period in the discounted cash flow analysis. As of December 31, 2024, White Mountains concluded that an after-tax discount rate of 24% and a terminal revenue growth rate of 4% were appropriate for the valuation of its investment in PassportCard/DavidShield.
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
Revenues from the Israeli leisure travel insurance placed by PassportCard declined significantly in the fourth quarter of 2023 due to the events of October 7, 2023 and the resulting war in Gaza. While leisure travel revenues have gradually improved over the course of 2024, the restricted supply of international carriers with service to Israel has negatively impacted the business for the full year. PassportCard does not expect the Israeli leisure travel business to fully recover until international carriers resume normal operations in and out of Israel, which will be dependent on travel conditions in the region. Meanwhile, revenues from international private medical insurance placed by DavidShield were largely unaffected by the war in Gaza, and DavidShield produced strong growth in 2024. White Mountains does not anticipate the continuation of the geopolitical unrest in the region to have a material impact on White Mountains’s results of operations or financial condition.
With a discounted cash flow analysis, small changes to key inputs may result in significant changes to fair value. The following table presents the estimated effect on the fair value of White Mountains’s investment in PassportCard/DavidShield as of December 31, 2024, resulting from changes in key inputs to the discounted cash flow analysis, including the discount rate and terminal revenue growth rate:

Millions	Discount Rate
Terminal Revenue Growth Rate	22%	23%	24%	25%	26%
5.0%	$179	$165	$153	$142	$133
4.0%	$174	$161	$150	$140	$131
3.0%	$171	$158	$147	$137	$129

2. Ark’s Loss and LAE Reserves

General
Ark establishes loss and LAE reserves that are estimates of amounts needed to pay claims and related expenses in the future for insured events that have already occurred. The process of estimating loss and LAE reserves involves a considerable degree of judgment by management and, as of any given date, is inherently uncertain. See Note 5 — “Loss and Loss Adjustment Expense Reserves” on page F-34 for a description of Ark’s loss and LAE reserves and actuarial methods.
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
The process of establishing loss and LAE reserves, including amounts incurred but not reported, is complex and imprecise, as it must consider many variables that are subject to the outcome of future events. As a result, informed subjective estimates and judgments as to Ark’s ultimate exposure to losses are an integral component of the loss and LAE reserving process. Ark categorizes and tracks insurance and reinsurance reserves by “reserving class of business” for each underwriting office, London and Bermuda, and then aggregates the reserving classes by line of business, which are summarized herein as property and accident & health, marine & energy, specialty, casualty-active and casualty-runoff.
Ark regularly reviews the appropriateness of its loss and LAE reserves at the reserving class of business level, considering a variety of trends that impact the ultimate settlement of claims for the subsets of claims in each particular reserving class. Loss and LAE are categorized by the year in which the policy is underwritten (the year of account, or underwriting year) for purposes of Ark’s claims management and estimation of the ultimate loss and LAE reserves. For purposes of Ark’s reporting under GAAP, loss and LAE are categorized by the accident year.

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

Loss and LAE Reserves by Line of Business
The following table summarizes Ark’s loss and LAE reserves, net of reinsurance recoverables on unpaid losses, as of December 31, 2024:

	December 31, 2024
Millions	Case	IBNR	Total
Property and Accident & Health	$207.0	$329.7	$536.7
Marine & Energy	128.0	335.1	463.1
Specialty	91.0	326.0	417.0
Casualty-Active	24.1	153.9	178.0
Casualty-Runoff	31.9	34.6	66.5
Total loss and LAE reserves, net of reinsurance recoverables	$482.0	$1,179.3	$1,661.3

For loss and LAE reserves as of December 31, 2024, Ark considers that the impact of the various reserving factors, as described in Note 5 — “Loss and Loss Adjustment Expense Reserves” on page F-34, on future paid losses would be similar to the impact of those factors on historical paid losses.
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

Ark Loss and LAE Development

See Note 5 — “Loss and Loss Adjustment Expense Reserves” on page F-34 for prior year loss and LAE development discussions for the year ended December 31, 2024.

Range of Reserves
The following table shows the recorded loss and LAE reserves and the high and low ends of Ark’s range of reasonable loss and LAE reserve estimates, net of reinsurance recoverables on unpaid losses, as of December 31, 2024. See Note 5 — “Loss and Loss Adjustment Expense Reserves” on page F-34 for a description of Ark’s loss and LAE reserves and actuarial methods.

	December 31, 2024
Millions	Low	Recorded	High
Total loss and LAE reserves, net of reinsurance recoverables	$1,274.4	$1,661.3	$1,764.0

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

•Sustained elevated levels of inflation: Elevated levels of inflation have been observed since 2021 driven by the impacts of the COVID-19 pandemic supply chain disruption and the conflict in Ukraine. While most global economies are seeing these elevated levels lowering, inflation levels remain higher than historic norms and recent economic forecasts suggest this trend will continue at least in the short term. This has been particularly observed in the casualty lines of business with key social inflation drivers being court awards, changes in technology and the legal environment. For example, a hypothetical increase in inflation rates by 4% per annum would increase the recorded loss and LAE reserves, net of reinsurance recoverables on unpaid losses, for the casualty reserving lines of business by approximately $16 million, or approximately 7% of the recorded casualty loss and LAE reserves of $245 million.

•Catastrophe losses: The years 2017 through 2024 have been active for major loss events, including natural catastrophes. As time has passed, the emerging claims information for major loss events has been better than expected. As of December 31, 2024, Ark has recorded $158 million of loss and LAE reserves, net of reinsurance recoverables on unpaid losses, for major loss events, of which $135 million is held as IBNR reserves. Some, but perhaps not all, of the IBNR reserves may be needed to handle adverse reporting from clients.

Loss and LAE Reserve Summary
The following table summarizes the loss and LAE reserve activity of Ark’s insurance and reinsurance subsidiaries for the year ended December 31, 2024. The amounts in the table include balances ceded by Ark to WM Outrigger Re, which eliminate in White Mountains’s consolidated financial statements.

Millions	Year Ended December 31, 2024
Gross beginning balance	$1,605.1
Less: beginning reinsurance recoverable on unpaid losses	(356.4)
Net loss and LAE reserves	1,248.7

Loss and LAE incurred relating to:
Current year losses	878.9
Prior year losses	(53.0)
Net incurred loss and LAE	825.9

Loss and LAE paid relating to:
Current year losses	(105.4)
Prior year losses	(297.6)
Net paid loss and LAE	(403.0)

Foreign currency translation and other adjustments to loss and LAE reserves	(10.3)

Net ending balance	1,661.3
Plus: ending reinsurance recoverable on unpaid losses	466.2
Gross ending balance	$2,127.5

During the year ended December 31, 2024, Ark experienced $53 million of net favorable prior year loss reserve development. The net favorable prior year loss reserve development was driven primarily by the specialty ($34 million) and the property and accident & health ($24 million) reserving lines of business, partially offset by net unfavorable development in the casualty-active ($5 million) reserving line of business. The net favorable prior year loss reserve development was driven primarily by positive claims experience in specialty for the 2023 and 2019 accident years and in property and accident & health for the 2023 accident year.

The following table summarizes the unpaid loss and LAE reserves, net of reinsurance recoverables on unpaid losses, for each of Ark’s major reserving lines of business as of December 31, 2024. The amounts in the table include balances ceded by Ark to WM Outrigger Re, which eliminate in White Mountains’s consolidated financial statements.

Millions	As of December 31, 2024
Property and Accident & Health	$536.7
Marine & Energy	463.1
Specialty	417.0
Casualty-Active	178.0
Casualty-Runoff	66.5
Unpaid loss and LAE reserves, net of reinsurance recoverables on unpaid losses	1,661.3
Plus: Reinsurance recoverables on unpaid losses
Property and Accident & Health	153.3
Marine & Energy	180.1
Specialty	51.3
Casualty-Active	80.7
Casualty-Runoff	.8
Total Reinsurance recoverables on unpaid losses	466.2
Total unpaid loss and LAE reserves	$2,127.5

The following ten tables include two tables each for Ark’s property and accident & health, marine & energy, specialty, casualty-active and casualty-runoff reserving lines of business. The first table for each reserving line of business is presented net of reinsurance, which includes the impact of whole-account quota-share reinsurance arrangements related to TPC Providers. The second table for each reserving line of business excludes the impact of amounts attributable to TPC Providers. White Mountains believes this information is useful to management and investors in evaluating Ark’s loss and LAE reserves on a fully aligned basis (i.e., 100% of the Syndicates’ results) by excluding the impact of changing levels of TPC Providers’ participation from one year of account to the next.
Each of the ten tables includes three sections.
The top section of the table presents, for each of the previous 10 accident years, (1) cumulative total undiscounted incurred loss and LAE as of each of the previous 10 year-end evaluations, (2) total IBNR plus expected development on reported claims as of December 31, 2024 and (3) the cumulative number of reported claims as of December 31, 2024.
The middle section of the table presents cumulative paid loss and LAE for each of the previous 10 accident years as of each of the previous 10 year-end evaluations. Also included in this section is a calculation of the loss and LAE reserves as of December 31, 2024, which is then included in the reconciliation to the consolidated balance sheet presented above. The total unpaid loss and LAE reserves as of December 31, 2024 is calculated as the cumulative incurred loss and LAE from the top section less the cumulative paid loss and LAE from the middle section, plus any outstanding liabilities from accident years prior to 2014.
The bottom section of the table is supplementary information about the average historical claims duration as of December 31, 2024. It shows the weighted average annual percentage payout of incurred loss and LAE by accident year as of each age. For example, the first column is calculated as the incremental paid loss and LAE in the first calendar year for each given accident year (e.g., calendar year 2024 for accident year 2024, calendar year 2023 for accident year 2023) divided by the cumulative incurred loss and LAE as of December 31, 2024 for that accident year. The resulting ratios are weighted using cumulative incurred loss and LAE as of December 31, 2024.

Property and Accident & Health
$ in Millions
	Incurred Loss and LAE, Net of Reinsurance
	For the Years Ended December 31,										As of December 31, 2024
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	Total IBNR plus expected development on reported claims	Cumulative number of reported claims
2015	$19.1	$18.1	$17.2	$16.2	$16.0	$16.0	$15.8	$15.7	$16.0	$16.1	$.1	2,829
2016		22.2	17.5	18.2	18.4	18.3	18.5	18.5	18.5	18.5	.2	3,433
2017			31.1	37.7	45.2	44.2	42.8	42.3	43.8	43.4	15.8	4,624
2018				40.7	47.1	49.0	46.7	46.8	46.3	46.4	1.9	4,288
2019					33.9	31.2	27.0	23.8	23.2	22.8	.6	4,024
2020						76.9	75.1	74.5	77.6	79.5	9.9	4,646
2021							170.0	153.7	165.3	168.0	7.5	3,509
2022								241.5	266.9	277.3	12.9	4,044
2023									213.9	176.1	77.3	3,598
2024										359.5	202.7	3,614
									Total	$1,207.6

Property and Accident & Health
Millions
	Cumulative Paid Loss and LAE, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$6.9	$12.2	$13.4	$14.6	$14.5	$14.8	$15.0	$15.0	$15.4	$15.6
2016		8.5	13.0	16.3	16.7	16.8	17.1	17.7	17.9	18.1
2017			16.8	25.7	31.5	32.7	29.4	27.1	25.4	28.2
2018				15.6	32.2	40.1	40.0	40.8	42.8	43.6
2019					6.8	16.7	18.3	18.5	19.3	20.6
2020						11.2	33.9	46.9	55.6	66.5
2021							30.7	86.5	129.8	142.7
2022								69.4	191.9	229.4
2023									19.9	52.9
2024										54.8
									Total	672.4
All outstanding liabilities before 2015, net of reinsurance										1.5
Loss and LAE reserves, net of reinsurance										$536.7

Property and Accident & Health
	Average Annual Percentage Payout of Incurred Loss and LAE by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
	23.8%	32.8%	18.3%	6.4%	2.8%	1.3%	0.5%	0.8%	0.1%	0.1%

Property and Accident & Health
$ in Millions
	Incurred Loss and LAE, Gross of Amounts Attributable to TPC Providers
	For the Years Ended December 31,										As of December 31, 2024
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	Total IBNR plus expected development on reported claims	Cumulative number of reported claims
2015	$53.8	$51.0	$47.7	$45.3	$44.7	$44.9	$44.4	$44.2	$44.5	$44.6	$.1	2,829
2016		59.4	47.2	49.0	49.4	49.3	49.8	49.8	49.8	49.8	.2	3,433
2017			56.5	73.1	91.9	89.5	86.1	85.3	86.7	86.3	15.8	4,624
2018				88.6	103.7	108.1	102.7	102.9	102.4	102.5	1.9	4,288
2019					71.4	64.9	54.8	49.3	48.7	48.3	.6	4,024
2020						122.5	119.1	118.2	121.3	123.2	9.9	4,646
2021							191.3	170.1	181.7	184.4	7.5	3,509
2022								241.9	267.4	277.8	12.9	4,044
2023									213.9	176.1	77.3	3,598
2024										359.5	202.7	3,614
									Total	$1,452.5

Property and Accident & Health
Millions
	Cumulative Paid Loss and LAE, Gross of Amounts Attributable to TPC Providers
	For the Years Ended December 31,
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$18.7	$35.7	$39.6	$42.5	$42.4	$43.0	$43.5	$43.5	$43.9	$44.1
2016		24.2	37.9	46.1	46.9	47.2	47.9	49.0	49.2	49.3
2017			42.6	64.6	79.0	81.8	74.1	70.1	68.3	71.1
2018				37.4	77.2	95.6	95.5	96.9	98.9	99.7
2019					16.2	39.8	43.7	43.9	44.7	46.0
2020						24.0	67.9	90.6	99.3	110.3
2021							38.7	102.9	146.2	159.2
2022								69.9	192.4	229.9
2023									19.9	52.9
2024										54.8
									Total	917.3
All outstanding liabilities before 2015, gross of amounts attributable to TPC Providers										1.5
Loss and LAE reserves, gross of amounts attributable to TPC Providers										$536.7

Property and Accident & Health
	Average Annual Percentage Payout of Incurred Loss and LAE by Age, Gross of Amounts Attributable to TPC Providers
Years	1	2	3	4	5	6	7	8	9	10
	26.1%	34.1%	17.7%	5.4%	1.8%	1.2%	1.3%	0.9%	0.1%	0.1%

Marine & Energy
$ in Millions
	Incurred Loss and LAE, Net of Reinsurance
	For the Years Ended December 31,										As of December 31, 2024
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	Total IBNR plus expected development on reported claims	Cumulative number of reported claims
2015	$21.7	$17.4	$16.1	$13.3	$12.7	$12.8	$12.7	$12.9	$12.7	$12.7	$—	3,243
2016		23.4	19.5	15.6	14.6	14.3	14.8	14.1	13.6	13.3	—	3,772
2017			26.0	19.3	17.6	16.9	16.6	15.8	16.0	16.1	.4	4,139
2018				25.4	19.9	17.4	17.8	17.3	17.7	16.7	.2	3,238
2019					23.7	21.6	21.6	21.4	21.9	21.2	.5	2,393
2020						29.7	27.1	28.5	27.4	27.1	.8	1,582
2021							86.2	69.3	67.3	74.5	4.0	1,505
2022								149.7	153.6	156.0	31.9	1,968
2023									197.0	188.2	115.9	2,138
2024										239.9	182.6	1,485
									Total	$765.7

Marine & Energy
Millions
	Cumulative Paid Loss and LAE, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$4.0	$7.8	$9.6	$11.0	$10.4	$10.5	$10.9	$11.5	$11.6	$11.6
2016		5.5	10.0	12.6	13.0	13.1	13.7	13.4	13.4	13.4
2017			5.1	11.1	12.8	14.0	14.1	14.1	14.0	14.3
2018				2.6	12.4	13.9	14.6	15.3	15.3	15.4
2019					3.3	10.6	12.6	14.3	15.3	18.1
2020						3.1	12.7	16.0	18.5	21.9
2021							6.3	24.3	38.2	51.9
2022								12.2	66.2	97.7
2023									10.5	42.1
2024										20.9
									Total	307.3
All outstanding liabilities before 2015, net of reinsurance										4.7
Loss and LAE reserves, net of reinsurance										$463.1

Marine & Energy
	Average Annual Percentage Payout of Incurred Loss and LAE by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
	12.9%	30.5%	19.5%	8.0%	4.9%	6.9%	0.3%	0.4%	(0.3)%	0.1%

Marine & Energy
$ in Millions
	Incurred Loss and LAE, Gross of Amounts Attributable to TPC Providers
	For the Years Ended December 31,										As of December 31, 2024
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	Total IBNR plus expected development on reported claims	Cumulative number of reported claims
2015	$59.9	$46.2	$42.1	$35.1	$33.6	$33.9	$33.6	$34.0	$33.8	$33.8	$—	3,243
2016		62.2	50.9	41.3	38.6	37.9	39.2	37.9	37.5	37.2	—	3,772
2017			61.7	45.0	40.7	39.1	38.4	36.9	37.2	37.3	.4	4,139
2018				57.7	44.7	38.7	39.6	38.8	39.2	38.3	.2	3,238
2019					45.5	40.4	40.5	40.1	40.6	39.9	.5	2,393
2020						46.5	41.9	44.3	43.2	43.0	.8	1,582
2021							93.6	73.3	71.2	78.5	4.0	1,505
2022								149.9	153.8	156.2	31.9	1,968
2023									197.0	188.2	115.9	2,138
2024										239.9	182.6	1,485
									Total	$892.3

Marine & Energy
Millions
	Cumulative Paid Loss and LAE, Gross of Amounts Attributable to TPC Providers
	For the Years Ended December 31,
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$10.2	$22.5	$28.4	$31.8	$30.4	$30.5	$31.5	$32.6	$32.6	$32.7
2016		16.5	28.6	35.0	36.1	36.4	37.8	37.3	37.3	37.3
2017			13.1	27.9	32.2	35.2	35.2	35.2	35.2	35.5
2018				6.5	30.3	34.0	35.7	36.8	36.8	37.0
2019					7.9	25.3	30.0	33.0	34.0	36.7
2020						6.7	26.0	31.9	34.4	37.8
2021							7.6	28.3	42.2	56.1
2022								12.4	66.3	97.8
2023									10.5	42.1
2024										20.9
									Total	433.9
All outstanding liabilities before 2015, gross of amounts attributable to TPC Providers										4.7
Loss and LAE reserves, gross of amounts attributable to TPC Providers										$463.1

Marine & Energy
	Average Annual Percentage Payout of Incurred Loss and LAE by Age, Gross of Amounts Attributable to TPC Providers
Years	1	2	3	4	5	6	7	8	9	10
	14.7%	32.6%	18.4%	7.8%	4.0%	5.7%	0.7%	0.5%	(0.1)%	0.3%

Specialty
$ in Millions
	Incurred Loss and LAE, Net of Reinsurance
	For the Years Ended December 31,										As of December 31, 2024
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	Total IBNR plus expected development on reported claims	Cumulative number of reported claims
2015	$17.3	$14.6	$12.3	$10.7	$11.0	$11.2	$11.1	$8.9	$8.1	$11.3	$.3	1,841
2016		18.2	14.3	10.9	11.3	11.8	11.8	8.9	8.5	12.3	.4	1,936
2017			17.9	12.8	11.9	11.4	11.6	10.6	10.3	10.9	.4	2,195
2018				14.4	16.2	16.6	15.9	14.8	15.7	16.6	.4	2,122
2019					21.6	19.4	18.6	25.6	30.1	19.9	.3	2,387
2020						23.7	22.8	18.6	19.5	16.7	.9	2,017
2021							70.3	62.1	51.4	43.8	10.0	1,725
2022								180.3	174.8	168.4	77.0	1,496
2023									214.5	197.4	94.4	1,641
2024										218.7	141.6	1,292
									Total	$716.0

Specialty
Millions
	Cumulative Paid Loss and LAE, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$4.0	$7.0	$7.6	$8.0	$8.0	$8.1	$8.1	$6.4	$6.2	$9.3
2016		3.2	7.9	9.1	9.9	10.3	10.3	8.5	8.3	11.7
2017			3.1	6.5	8.3	8.5	8.5	9.2	8.9	9.6
2018				2.7	8.2	9.9	10.4	11.8	13.0	14.1
2019					4.8	6.9	7.4	18.2	25.1	17.6
2020						5.0	10.5	12.9	17.7	17.7
2021							5.0	23.9	35.5	34.6
2022								16.0	61.7	82.5
2023									18.4	75.2
2024										27.3
									Total	299.6
All outstanding liabilities before 2015, net of reinsurance										.6
Loss and LAE reserves, net of reinsurance										$417.0

Specialty
	Average Annual Percentage Payout of Incurred Loss and LAE by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
	19.3%	30.8%	10.9%	4.9%	7.3%	2.5%	1.5%	1.8%	(1.3)%	1.1%

Specialty
$ in Millions
	Incurred Loss and LAE, Gross of Amounts Attributable to TPC Providers
	For the Years Ended December 31,										As of December 31, 2024
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	Total IBNR plus expected development on reported claims	Cumulative number of reported claims
2015	$46.5	$39.0	$31.2	$27.2	$27.9	$28.4	$28.3	$24.3	$23.5	$26.7	$.3	1,841
2016		51.2	38.7	30.5	31.3	32.7	32.6	27.6	27.1	30.9	.4	1,936
2017			41.5	29.0	26.7	25.6	26.0	24.2	23.9	24.5	.4	2,195
2018				29.0	33.2	34.3	32.5	30.5	31.4	32.3	.4	2,122
2019					38.8	33.6	31.7	43.9	48.4	38.3	.3	2,387
2020						42.4	41.2	33.9	34.8	32.0	.9	2,017
2021							80.2	65.9	55.2	47.6	10.0	1,725
2022								180.5	175.0	168.5	77.0	1,496
2023									214.5	197.4	94.4	1,641
2024										218.7	141.6	1,292
									Total	$816.9

Specialty
Millions
	Cumulative Paid Loss and LAE, Gross of Amounts Attributable to TPC Providers
	For the Years Ended December 31,
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$12.1	$21.5	$23.5	$24.5	$24.7	$24.8	$24.8	$21.8	$21.7	$24.7
2016		9.9	24.4	27.2	29.2	30.2	30.3	27.2	26.9	30.3
2017			8.3	16.8	21.3	21.6	21.6	22.8	22.6	23.2
2018				6.7	20.0	24.0	25.1	27.5	28.7	29.7
2019					11.5	16.5	17.7	36.6	43.5	36.0
2020						11.5	24.0	28.2	33.0	33.0
2021							5.9	27.7	39.3	38.4
2022								16.2	61.9	82.7
2023									18.4	75.2
2024										27.3
									Total	400.5
All outstanding liabilities before 2015, gross of amounts attributable to TPC Providers										.6
Loss and LAE reserves, gross of amounts attributable to TPC Providers										$417.0

Specialty
	Average Annual Percentage Payout of Incurred Loss and LAE by Age, Gross of Amounts Attributable to TPC Providers
Years	1	2	3	4	5	6	7	8	9	10
	21.2%	32.3%	10.8%	6.4%	6.2%	3.0%	1.3%	0.9%	(2.1)%	0.2%

Casualty-Active
$ in Millions
	Incurred Loss and LAE, Net of Reinsurance
	For the Years Ended December 31,										As of December 31, 2024
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	Total IBNR plus expected development on reported claims	Cumulative number of reported claims
2015	$9.6	$9.7	$8.2	$8.1	$7.4	$7.1	$7.0	$7.3	$7.5	$7.4	$.5	1,306
2016		8.8	8.3	8.9	9.0	9.1	9.2	9.2	10.1	11.8	.5	1,588
2017			11.5	11.7	10.8	9.3	9.0	10.5	10.6	10.9	.8	1,667
2018				12.9	13.3	11.1	10.8	8.6	9.1	9.4	1.1	1,147
2019					14.8	13.7	12.3	10.6	11.4	13.0	1.7	1,019
2020						13.5	12.0	10.8	9.2	8.8	2.0	665
2021							21.4	22.4	16.6	16.3	6.4	961
2022								32.9	38.0	34.6	27.9	1,558
2023									60.9	65.9	57.4	1,792
2024										59.5	54.9	1,170
									Total	$237.6

Casualty-Active
Millions
	Cumulative Paid Loss and LAE, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$1.8	$2.4	$3.2	$4.4	$4.7	$4.9	$5.1	$5.5	$6.1	$6.3
2016		.2	1.0	2.3	4.0	4.6	5.3	6.5	8.1	9.7
2017			.8	1.7	2.7	3.4	4.2	5.7	7.5	8.3
2018				.3	1.4	3.5	4.3	4.3	6.2	7.1
2019					.3	1.4	2.3	3.0	5.7	8.3
2020						.5	1.0	2.0	3.3	5.3
2021							.5	.9	3.1	9.6
2022								.4	1.5	2.4
2023									.9	5.6
2024										1.9
									Total	64.5
All outstanding liabilities before 2015, net of reinsurance										4.9
Loss and LAE reserves, net of reinsurance										$178.0

Casualty-Active
	Average Annual Percentage Payout of Incurred Loss and LAE by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
	4.4%	8.4%	11.6%	14.4%	9.5%	11.7%	6.3%	4.8%	3.7%	3.1%

Casualty-Active
$ in Millions
	Incurred Loss and LAE, Gross of Amounts Attributable to TPC Providers
	For the Years Ended December 31,										As of December 31, 2024
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	Total IBNR plus expected development on reported claims	Cumulative number of reported claims
2015	$20.2	$21.0	$16.0	$15.6	$13.8	$13.3	$13.0	$13.4	$13.7	$13.6	$.5	1,306
2016		17.7	16.2	17.8	18.0	18.2	18.4	18.5	19.4	21.1	.5	1,588
2017			21.8	22.1	19.9	16.4	15.7	18.3	18.4	18.7	.8	1,667
2018				23.4	24.3	19.1	18.5	14.6	15.1	15.4	1.1	1,147
2019					23.2	20.6	17.4	14.3	15.1	16.8	1.7	1,019
2020						18.4	15.0	12.9	11.3	10.9	2.0	665
2021							22.7	23.1	17.3	17.0	6.4	961
2022								33.0	38.0	34.7	27.9	1,558
2023									60.9	65.9	57.4	1,792
2024										59.5	54.9	1,170
									Total	$273.6

Casualty-Active
Millions
	Cumulative Paid Loss and LAE, Gross of Amounts Attributable to TPC Providers
	For the Years Ended December 31,
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$2.0	$3.6	$6.3	$9.2	$10.0	$10.5	$11.1	$11.6	$12.3	$12.5
2016		.7	3.2	6.4	10.6	11.9	13.7	15.8	17.4	19.0
2017			2.6	4.8	7.5	9.1	10.8	13.5	15.3	16.2
2018				.8	3.5	8.5	10.3	10.3	12.2	13.1
2019					.8	3.3	5.6	6.8	9.4	12.0
2020						1.1	2.4	4.1	5.4	7.4
2021							1.0	1.6	3.8	10.3
2022								.5	1.6	2.5
2023									.9	5.6
2024										1.9
									Total	100.5
All outstanding liabilities before 2015, gross of amounts attributable to TPC Providers										4.9
Loss and LAE reserves, gross of amounts attributable to TPC Providers										$178.0

Casualty-Active
	Average Annual Percentage Payout of Incurred Loss and LAE by Age, Gross of Amounts Attributable to TPC Providers
Years	1	2	3	4	5	6	7	8	9	10
	5.0%	9.5%	13.8%	14.6%	9.8%	12.4%	6.7%	4.6%	3.3%	4.1%

Casualty-Runoff
$ in Millions
	Incurred Loss and LAE, Net of Reinsurance
	For the Years Ended December 31,										As of December 31, 2024
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	Total IBNR plus expected development on reported claims	Cumulative number of reported claims
2015	$36.4	$31.9	$33.1	$36.6	$36.3	$37.3	$36.7	$39.1	$40.2	$39.4	$1.9	1,950
2016		32.4	32.1	40.3	38.4	38.7	38.4	37.6	37.3	37.4	2.0	2,150
2017			30.5	33.8	31.3	32.0	31.5	29.8	28.2	28.4	2.3	1,604
2018				33.5	28.1	27.2	26.5	26.1	27.9	27.7	3.4	1,280
2019					26.4	23.2	23.3	24.8	23.5	23.6	5.2	973
2020						15.8	12.2	13.8	10.9	9.5	2.9	567
2021							10.4	7.0	5.4	4.5	1.8	283
2022								.8	2.6	2.5	1.6	80
2023									2.7	3.6	2.4	40
2024										1.3	.7	22
									Total	$177.9

Casualty-Runoff
Millions
	Cumulative Paid Loss and LAE, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$4.3	$8.2	$14.5	$21.4	$24.6	$27.3	$28.9	$33.0	$35.3	$35.8
2016		3.9	10.1	17.7	22.7	25.3	27.8	28.7	30.9	32.4
2017			3.2	9.4	14.6	18.4	21.3	22.5	22.8	23.5
2018				3.4	7.4	12.6	14.9	16.2	18.2	21.3
2019					3.3	5.8	7.8	12.1	15.1	15.8
2020						.8	1.3	3.1	6.0	6.3
2021							.5	1.7	1.8	2.3
2022								.3	.5	.7
2023									.9	1.0
2024										.5
									Total	139.6
All outstanding liabilities before 2015, net of reinsurance										28.2
Loss and LAE reserves, net of reinsurance										$66.5

Casualty-Runoff
	Average Annual Percentage Payout of Incurred Loss and LAE by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
	8.8%	14.1%	15.6%	14.8%	8.5%	6.8%	5.9%	4.1%	3.1%	2.0%

Casualty-Runoff
$ in Millions
	Incurred Loss and LAE, Gross of Amounts Attributable to TPC Providers
	For the Years Ended December 31,										As of December 31, 2024
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	Total IBNR plus expected development on reported claims	Cumulative number of reported claims
2015	$84.9	$72.3	$76.2	$84.8	$84.1	$86.5	$84.9	$89.2	$90.3	$89.4	$1.9	1,950
2016		74.2	71.0	91.3	86.7	87.3	86.6	85.1	84.9	84.9	2.0	2,150
2017			63.6	71.9	65.6	67.2	65.9	63.0	61.5	61.6	2.3	1,604
2018				66.3	52.6	50.6	48.9	48.2	50.0	49.9	3.4	1,280
2019					43.7	36.1	36.4	38.9	37.7	37.8	5.2	973
2020						22.1	14.0	16.8	13.9	12.5	2.9	567
2021							14.7	8.6	7.1	6.1	1.8	283
2022								1.0	2.8	2.8	1.6	80
2023									2.7	3.6	2.4	40
2024										1.3	.7	22
									Total	$349.9

Casualty-Runoff
Millions
	Cumulative Paid Loss and LAE, Gross of Amounts Attributable to TPC Providers
	For the Years Ended December 31,
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$7.4	$19.5	$40.6	$57.6	$65.8	$72.0	$75.9	$83.1	$85.4	$85.8
2016		11.9	31.4	50.0	62.6	68.8	74.7	76.3	78.5	80.0
2017			9.4	24.7	37.8	46.8	53.7	55.7	56.0	56.7
2018				8.4	18.3	30.5	36.0	38.3	40.3	43.4
2019					8.1	14.0	18.7	26.3	29.3	30.0
2020						1.8	3.0	6.0	9.0	9.3
2021							1.3	3.3	3.5	3.9
2022								.6	.8	1.0
2023									.9	1.0
2024										.5
									Total	311.6
All outstanding liabilities before 2015, gross of amounts attributable to TPC Providers										28.2
Loss and LAE reserves, gross of amounts attributable to TPC Providers										$66.5

Casualty-Runoff
	Average Annual Percentage Payout of Incurred Loss and LAE by Age, Gross of Amounts Attributable to TPC Providers
Years	1	2	3	4	5	6	7	8	9	10
	9.4%	14.6%	17.2%	16.4%	9.0%	6.7%	5.1%	4.8%	3.9%	2.3%

The following tables provide a reconciliation from the first table grouping above, presented net of reinsurance, and the second table grouping above, presented gross of amounts attributable to TPC Providers:

	December 31, 2024
	Cumulative Incurred Loss and LAE
Millions	Net of Reinsurance	Amounts Attributable to TPC Providers	Gross of Amounts Attributable to TPC Providers
Property and Accident & Health	$1,207.6	$244.9	$1,452.5
Marine & Energy	765.7	126.6	892.3
Specialty	716.0	100.9	816.9
Casualty-Active	237.6	36.0	273.6
Casualty-Runoff	177.9	172.0	349.9
Total	$3,104.8	$680.4	$3,785.2

	December 31, 2024
	Cumulative Paid Loss and LAE
Millions	Net of Reinsurance	Amounts Attributable to TPC Providers	Gross of Amounts Attributable to TPC Providers
Property and Accident & Health	$672.4	$244.9	$917.3
Marine & Energy	307.3	126.6	433.9
Specialty	299.6	100.9	400.5
Casualty-Active	64.5	36.0	100.5
Casualty-Runoff	139.6	172.0	311.6
Total	$1,483.4	$680.4	$2,163.8

	December 31, 2024
	Loss and LAE Reserves
Millions	Net of Reinsurance	Amounts Attributable to TPC Providers	Gross of Amounts Attributable to TPC Providers
Property and Accident & Health	$536.7	$—	$536.7
Marine & Energy	463.1	—	463.1
Specialty	417.0	—	417.0
Casualty-Active	178.0	—	178.0
Casualty-Runoff	66.5	—	66.5
Total	$1,661.3	$—	$1,661.3

3. Goodwill and Other Intangible Assets

As of December 31, 2024, goodwill and other intangible assets recognized in connection with business and asset acquisitions totaled $720 million, of which $530 million was attributable to White Mountains’s common shareholders.
Under the acquisition method, White Mountains recognizes and measures the assets acquired, including other intangible assets, at their acquisition date fair values. Goodwill represents the excess of the amount paid to acquire a business over the fair value of identifiable net assets at the acquisition date.
Goodwill and other intangible assets with indefinite lives are not amortized but rather are evaluated for impairment on an annual basis, or whenever indications of potential impairment exist. In the absence of any indications of potential impairment, the evaluation of goodwill and indefinite-lived intangible assets is performed no later than the interim period in which the anniversary of the acquisition date falls. White Mountains initially evaluates goodwill and indefinite-lived intangible assets using a qualitative approach (step zero) to determine whether it is more likely than not that the implied fair value is greater than the carrying value. If the results of the qualitative evaluation indicate that it is more likely than not that the carrying value of goodwill or the indefinite-lived intangible assets exceeds the implied fair value, White Mountains performs a quantitative analysis to compare the fair value with the carrying value. If the carrying value exceeds the estimated fair value, then an impairment charge is recognized through current period pre-tax income (loss).
Other intangible assets with finite lives are initially measured at their acquisition date fair values and subsequently amortized over their economic lives. Finite-lived intangible assets are presented net of accumulated amortization on the balance sheet. Finite-lived intangible assets are reviewed for impairment when events occur or there are changes in circumstances indicating that their carrying value may exceed fair value. An impairment exists when the carrying value of a finite-lived intangible asset exceeds the fair value.
During 2024, White Mountains performed its periodic reviews for potential impairment and did not recognize any impairments of goodwill or other intangible assets.
As of December 31, 2024, White Mountains had total goodwill and other intangible assets of $720 million, $355 million of which relates to the acquisition of Bamboo and $293 million of which relates to the acquisition of Ark. See Note 4 — “Goodwill and Other Intangible Assets” on page F-32.
See Item 1A. Risk Factors, “If we are required to write down goodwill and other intangible assets, it could materially adversely affect our results of operations and financial condition.” on page 29.

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

Interest Rate and Credit Spread Risk

White Mountains invests in interest rate sensitive securities. White Mountains generally manages the interest rate risk associated with its portfolio of fixed maturity investments by monitoring the average duration of the portfolio. As of December 31, 2024, White Mountains’s fixed maturity investments are comprised primarily of debt securities issued by corporations, U.S. government and agency obligations, foreign government and agency obligations, municipal obligations, mortgage and asset-backed securities and collateralized loan obligations.
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
The following table presents the estimated effects of hypothetical increases and decreases in market interest rates on White Mountains’s fixed maturity investments:

$ in Millions	Fair Value at December 31, 2024	Assumed Change in Relevant Interest Rate	Estimated Fair Value After Change in Interest Rate	Pre-Tax Increase (Decrease) in Fair Value
Fixed maturity investments	$2,511.6	100 bps decrease	$2,577.0	$65.4
		50 bps decrease	2,544.5	32.9
		50 bps increase	2,478.5	(33.1)
		100 bps increase	2,445.6	(66.0)
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
The following table presents the estimated pre-tax effects of hypothetical widening and tightening of credit spreads on White Mountains’s fixed maturity investments by asset class:

	December 31, 2024
Millions	Fair Value	Tighten 50	Tighten 25	Widen 25	Widen 50
U.S. government and agency obligations	$462.1	$—	$—	$—	$—
Foreign government and agency obligations	21.5	—	—	—	—
		Tighten 100	Tighten 50	Widen 50	Widen 100
Agency mortgage-backed securities	369.6	8.6	8.5	(11.0)	(21.5)
Other asset-backed securities	3.9	—	—	—	(.1)
Non-agency: mortgage-backed securities	.4	—	—	—	—
		Tighten 200	Tighten 100	Widen 100	Widen 200
Debt securities issued by corporations	1,414.2	23.6	22.4	(37.4)	(74.8)
Municipal obligations	3.2	.1	.1	(.2)	(.3)
		Tighten 300	Tighten 200	Widen 200	Widen 300
Collateralized loan obligations	236.7	14.5	14.3	(22.7)	(34.1)
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

Common Equity Securities, Investment in MediaAlpha and Other Long-Term Investments Price Risk

The carrying values of White Mountains’s common equity securities, investment in MediaAlpha and other long-term investments are based on quoted market prices or management’s estimates of fair value as of the balance sheet date. Market prices of common equity securities, in general, are subject to fluctuations, which could cause the amount realized upon sale or exercise of these instruments to differ significantly from the current reported value. The fluctuations may result from perceived changes in the underlying economic characteristics of the investment, the relative price of alternative investments, supply and demand imbalances for a particular security or various other market factors. Assuming a hypothetical 10% and 30% increase or decrease in the value of White Mountains’s common equity securities, investment in MediaAlpha and other long-term investments as of December 31, 2024, the carrying value of White Mountains’s common equity securities, investment in MediaAlpha and other long-term investments would increase or decrease by $300 million and $901 million on a pre-tax basis, respectively. See “CRITICAL ACCOUNTING ESTIMATES — Fair Value Measurements” on page 82 for further discussion related to the valuation of Kudu’s Participation Contracts and White Mountains’s investment in PassportCard/DavidShield.

BAM Surplus Notes

The carrying value of the BAM Surplus Notes is based on management’s estimate of fair value as of the balance sheet date. Assuming a hypothetical 10% and 30% increase or decrease in the value of the BAM Surplus Notes as of December 31, 2024, the carrying value of the BAM Surplus Notes would increase or decrease by $38 million and $115 million on a pre-tax basis, respectively. See “CRITICAL ACCOUNTING ESTIMATES — Fair Value Measurements” on page 82 for further discussion related to the valuation of the BAM Surplus Notes.

Long-Term Obligations

    White Mountains carries its debt obligations at face value less unamortized debt issuance costs and original issue discount. White Mountains is required to disclose the fair value of certain financial instruments not carried at fair value, including the debt obligations. See Note 18 — “Fair Value of Financial Instruments” on page F-72 for the fair value and carrying value of White Mountains’s debt obligations as of December 31, 2024 and 2023.
Foreign Currency Exposure

As of December 31, 2024, White Mountains had net assets of $192 million denominated in foreign currencies primarily related to Ark/WM Outrigger’s non-U.S. contracts, Kudu’s non-U.S. Participation Contracts and a private debt instrument, as well as certain other foreign consolidated and unconsolidated entities. See “Summary of Investment Results - Foreign Currency Exposure” on page 72 for fair value of White Mountains’s foreign denominated net assets (liabilities) by segment as of December 31, 2024.
The following table illustrates the pre-tax effect of a hypothetical 20% increase/decrease in the U.S. dollar exchange rate on the carrying value of net assets denominated in foreign currencies as of December 31, 2024:

$ in Millions
Carrying Value of Foreign Denominated Net Assets	Hypothetical Change	Hypothetical Pre-Tax Increase (Decrease) in Carrying Value	Hypothetical Percentage Increase (Decrease) in Stockholders’ Equity
$191.7	20% increase	$(38.3)	(0.7)%
	20% decrease	$38.3	0.7%

Item 8.  Financial Statements and Supplementary Data

The financial statements and supplementary data have been filed as a part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 108 of this report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

The Principal Executive Officer (“PEO”) and the Principal Financial Officer (“PFO”) of White Mountains have evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2024. Based on that evaluation, the PEO and PFO have concluded that White Mountains’s disclosure controls and procedures are adequate and effective.
The PEO and the PFO of White Mountains have evaluated the effectiveness of its internal control over financial reporting as of December 31, 2024. Based on that evaluation, the PEO and PFO have concluded that White Mountains’s internal control over financial reporting is effective. Management’s annual report on internal control over financial reporting is included on page F-75 of this report. The attestation report on the effectiveness of our internal control over financial reporting by PricewaterhouseCoopers LLP is included on page F-76 of this report.
There has been no change in White Mountains’s internal controls over financial reporting that occurred during the fourth quarter of 2024 that has materially affected, or is reasonably likely to materially affect, White Mountains’s internal control over financial reporting.

Item 9B.  Other Information
No trading plans were adopted or terminated during the fourth quarter of 2024 by a director or officer of the Company that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or a non-Rule 10b5-1(c) trading agreement.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Reported under the captions “The Board of Directors”, “Corporate Governance—Committees of the Board—Compensation/Nominating & Governance Committee” and “Corporate Governance—Committees of the Board—Audit Committee” in the Company’s 2025 Proxy Statement, herein incorporated by reference, and under the caption “Information About Our Executive Officers” of this Annual Report on Form 10-K.
The Company’s Code of Business Conduct, which applies to all directors, officers and employees in carrying out their responsibilities to and on behalf of the Company, is available at www.whitemountains.com and is also included as Exhibit 14 on the Form 10-K. The Company’s Code of Business Conduct is also available in print free of charge to any shareholder upon request.
There have been no material changes to the procedures by which shareholders may recommend nominees to the Company’s Board of Directors. The procedures for shareholders to nominate directors are reported under the caption “Corporate Governance—Consideration of Director Nominees” in the Company’s 2025 Proxy Statement, herein incorporated by reference.

Item 11.  Executive Compensation

Reported under the captions “Executive Compensation”, “CEO Pay Ratio” and “Corporate Governance—Committees of the Board—Compensation/Nominating & Governance Committee” in the Company’s 2025 Proxy Statement, herein incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Reported under the captions “Voting Securities and Principal Holders Thereof” and “Equity Compensation Plan Information” in the Company’s 2025 Proxy Statement, herein incorporated by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Reported under the caption “Transactions with Related Persons, Promoters and Certain Control Persons” and “Corporate Governance—Director Independence” in the Company’s 2025 Proxy Statement, herein incorporated by reference.

Item 14.  Principal Accountant Fees and Services

Reported under the caption “Principal Accountant Fees and Services” in the Company’s 2025 Proxy Statement, herein incorporated by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

a.                                       Documents Filed as Part of the Report

The financial statements and financial statement schedules and reports of independent auditors have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 108 of this report. A listing of exhibits filed as part of the report appear below through page 106 of this report.

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
10.1
White Mountains Long-Term Incentive Plan, as amended (incorporated by reference herein to Appendix A of the Company’s Notice of 2019 Annual General Meeting of Members and Proxy Statement dated April 8, 2019)

10.2
Regulation 114 Trust Agreement by and among Build America Mutual Assurance Company, HG Re Ltd. and The Bank of New York Mellon, dated as of July 20, 2012 (incorporated by reference herein to Exhibit 10.2 of the Company’s Report on Form 10-Q dated October 30, 2012)

10.3
Third Amended and Restated Supplemental Trust Agreement by and among Build America Mutual Assurance Company, HG Re Ltd. and The Bank of New York Mellon, dated January 15, 2020 (incorporated by reference herein to Exhibit 10.2 of the Company’s Report on Form 10-Q dated August 7, 2023)

10.4
Fourth Amended and Restated Surplus Note Purchase Agreement between Build America Mutual Assurance Company, as Issuer and HG Holdings Ltd. and HG Re Ltd. as Purchasers, dated July 1, 2024 (incorporated by reference herein to Exhibit 10.1 of the Company’s Report on Form 10-Q dated August 7, 2024)

10.5	White Mountains Bonus Plan (incorporated by reference herein to Exhibit 10.1 of the Company’s Report on Form 10-Q dated May 6, 2022)
10.6
Second Amendment to Loan and Servicing Agreement dated as of June 28, 2024 among Kudu Investment Holdings, LLC, Kudu Investment US, LLC, Kudu Investment Management, LLC, KFO Holdings, Ltd., KWCP Holdings UK, Ltd., Massachusetts Mutual Life Insurance Company and Alter Domus (US) LLC and Barings Finance LLC (incorporated by reference herein to Exhibit 10.2 of the Company’s Report on Form 10-Q dated August 7, 2024) (**)

10.7
Paying Agency Agreement dated 13 July 2021 between Group Ark Insurance Limited, The Bank of New York Mellon, London Branch and The Bank of New York Mellon SA/NV, Dublin Branch (incorporated by reference herein to Exhibit 10.2 of the Company’s Report on Form 10-Q dated November 8, 2021) (**)

10.8
Paying Agency Agreement dated 11 August 2021 between Group Ark Insurance Limited, The Bank of New York Mellon, London Branch and The Bank of New York Mellon SA/NV, Dublin Branch (incorporated by reference herein to Exhibit 10.3 of the Company’s Report on Form 10-Q dated November 8, 2021) (**)

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

10.11
Agreement and Plan of Merger by and among PM Holdings LLC, WM Pierce Merger Sub LLC, White Mountains Insurance Group, LTD., Bamboo Ide8 Insurance Services LLC and John Chu, as the Unitholders’ Representative, dated as of October 19, 2023 (incorporated by reference herein to Exhibit 10.1 of the Company’s Report on Form 10-Q dated November 6, 2023)

10.12	Offer Letter, dated as of February 22, 2024, between the Company and Giles Harrison (incorporated by reference herein to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 10, 2024)
14
The Company’s Code of Business Conduct, which applies to all directors, officers and employees in carrying out their responsibilities to and on behalf of the Company (incorporated by reference herein to Exhibit 14 of the Company’s 2015 Annual Report on Form 10-K)

19	White Mountains Insurance Group, Ltd. Insider Trading Policy (*)
21	Subsidiaries of the Registrant (*)
23	Consent of PricewaterhouseCoopers, LLP (*)
24	Powers of Attorney (*)
31.1	Principal Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (*)
31.2	Principal Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (*)
32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
97	White Mountains Insurance Group, Ltd. Recovery Policy (incorporated by reference herein to Exhibit 97.1 of the Company’s 2023 Annual Report on Form 10-K)
101	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(*)    Included herein.
(**)     Portions of this exhibit are redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

c.                                       Financial Statement Schedules

The financial statement schedules and report of independent registered public accounting firm have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 108 of this report.

Item 16.  Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHITE MOUNTAINS INSURANCE GROUP, LTD.

Date:	February 28, 2025	By:	/s/ MICHAELA J. HILDRETH
Michaela J. Hildreth
Managing Director and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ LIAM P. CAFFREY	President and Chief Financial Officer (Principal Financial Officer)	February 28, 2025
Liam P. Caffrey
REID T. CAMPBELL*	Director	February 28, 2025
Reid T. Campbell
PETER M. CARLSON*	Director	February 28, 2025
Peter M. Carlson
MARY C. CHOKSI*	Director	February 28, 2025
Mary C. Choksi
MARGARET DILLON*	Director	February 28, 2025
Margaret Dillon
PHILIP A. GELSTON*	Director	February 28, 2025
Philip A. Gelston
WESTON M. HICKS*	Chairman	February 28, 2025
Weston M. Hicks
/s/ MICHAELA J. HILDRETH	Managing Director and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2025
Michaela J. Hildreth
/s/ G. MANNING ROUNTREE	Chief Executive Officer (Principal Executive Officer)	February 28, 2025
G. Manning Rountree
SUZANNE F. SHANK*	Director	February 28, 2025
Suzanne F. Shank
DAVID A. TANNER*	Director	February 28, 2025
David A. Tanner
STEVEN M. YI*	Director	February 28, 2025
Steven M. Yi

* By:	/s/ G. MANNING ROUNTREE
G. Manning Rountree, Attorney-in-Fact

WHITE MOUNTAINS INSURANCE GROUP, LTD.
Index to Consolidated Financial Statements and Financial Statement Schedules

CONSOLIDATED BALANCE SHEETS

	December 31,
Millions, Except Share and Per Share Amounts	2024	2023
Assets
P&C Insurance and Reinsurance (Ark/WM Outrigger)
Fixed maturity investments, at fair value	$1,565.1	$866.8
Common equity securities, at fair value	425.4	400.6
Short-term investments, at fair value	601.4	962.8
Other long-term investments	547.8	440.9
Total investments	3,139.7	2,671.1
Cash (restricted $14.1, $0.7)	141.2	90.5
Reinsurance recoverables	589.0	442.0
Insurance premiums receivable	768.6	612.2
Deferred acquisition costs	165.2	145.3
Goodwill and other intangible assets	292.5	292.5
Other assets	202.8	125.0
Total P&C Insurance and Reinsurance assets	5,299.0	4,378.6
Financial Guarantee (HG Global)
Fixed maturity investments, at fair value	612.1	1,012.3
Short-term investments, at fair value	55.5	70.6
Total investments	667.6	1,082.9
Cash	11.5	6.7
BAM Surplus Notes, at fair value	381.7	—
Insurance premiums receivable	4.4	5.5
Deferred acquisition costs	86.6	40.1
Other assets	27.6	36.8
Total Financial Guarantee assets	1,179.4	1,172.0
Asset Management (Kudu)
Short-term investments, at fair value	27.9	29.3
Other long-term investments	1,014.0	896.3
Total investments	1,041.9	925.6
Cash	.6	1.4
Accrued investment income	18.0	17.6
Goodwill and other intangible assets	8.0	8.3
Other assets	39.9	6.5
Total Asset Management assets	1,108.4	959.4
P&C Insurance Distribution (Bamboo)
Fixed maturity investments, at fair value	40.7	—
Short-term investments, at fair value	17.3	—
Total investments	58.0	—
Cash (restricted $59.5 and $0.0)	74.5	—
Premiums, commissions and fees receivable	70.0	—
Goodwill and other intangible assets	355.0	—
Other assets	27.1	—
Total P&C Insurance Distribution assets	584.6	—
Other Operations
Fixed maturity investments, at fair value	293.7	230.2
Common equity securities, at fair value	224.6	137.8
Investment in MediaAlpha, at fair value	201.6	254.9
Short-term investments, at fair value	262.1	425.2
Other long-term investments	588.4	661.0
Total investments	1,570.4	1,709.1
Cash	38.6	23.8
Insurance premiums receivable	15.3	—
Goodwill and other intangible assets	64.8	69.8
Other assets	65.1	73.2
Total Other Operations assets	1,754.2	1,875.9
Total assets	$9,925.6	$8,385.9
See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	December 31,
Millions, Except Share and Per Share Amounts	2024	2023
Liabilities
P&C Insurance and Reinsurance (Ark/WM Outrigger)
Loss and loss adjustment expense reserves	$2,127.5	$1,605.1
Unearned insurance premiums	853.3	743.6
Debt	154.5	185.5
Reinsurance payable	149.5	81.1
Contingent consideration	155.3	94.0
Other liabilities	224.7	166.8
Total P&C Insurance and Reinsurance liabilities	3,664.8	2,876.1
Financial Guarantee (HG Global)
Unearned insurance premiums	297.3	325.8
Debt	147.4	146.9
Other liabilities	19.4	59.0
Total Financial Guarantee liabilities	464.1	531.7
Asset Management (Kudu)
Debt	238.6	203.8
Other liabilities	78.1	71.6
Total Asset Management liabilities	316.7	275.4
P&C Insurance Distribution (Bamboo)
Loss and loss adjustment expense reserves	17.8	—
Unearned insurance premiums	31.5	—
Premiums and commissions payable	88.1	—
Other liabilities	30.3	—
Total P&C Insurance Distribution liabilities	167.7	—
Other Operations
Loss and loss adjustment expense reserves	12.1	—
Unearned insurance premiums	29.0	—
Debt	22.0	28.4
Accrued incentive compensation	79.3	87.7
Other liabilities	38.9	25.0
Total Other Operations liabilities	181.3	141.1
Total liabilities	4,794.6	3,824.3

Equity
White Mountains’s common shareholders’ equity
White Mountains’s common shares at $1 par value per share—authorized 50,000,000 shares; issued and outstanding 2,568,148 and 2,560,452 shares	2.6	2.6
Paid-in surplus	563.8	548.7
Retained earnings	3,919.0	3,690.8
Accumulated other comprehensive income (loss), after-tax:
Net unrealized gains (losses) from foreign currency translation	(1.7)	(1.6)
Total White Mountains’s common shareholders’ equity	4,483.7	4,240.5
Noncontrolling interests	647.3	321.1
Total equity	5,131.0	4,561.6
Total liabilities and equity	$9,925.6	$8,385.9
See Notes to Consolidated Financial Statements including Note 13 Common Shareholders’ Equity and Noncontrolling Interests and Note 19 Commitments and Contingencies.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
Millions	2024	2023	2022
Revenues:

P&C Insurance and Reinsurance (Ark/WM Outrigger)
Earned insurance premiums	$1,587.8	$1,409.7	$1,043.4
Net investment income	90.7	61.4	16.3
Net realized and unrealized investment gains (losses)	50.1	85.9	(55.2)
Other revenues	22.3	.8	5.0
Total P&C Insurance and Reinsurance revenues	1,750.9	1,557.8	1,009.5

Financial Guarantee (HG Global)
Earned insurance premiums	31.7	31.2	33.3
Net investment income	32.2	31.7	21.5
Net realized and unrealized investment gains (losses)	(11.5)	26.6	(105.8)
Interest income from BAM Surplus Notes	15.8	—	—
Change in fair value of BAM Surplus Notes	.5	—	—
Unrealized loss on deconsolidation of BAM	(114.5)	—	—
Other revenues	1.2	2.9	4.6
Total Financial Guarantee revenues	(44.6)	92.4	(46.4)

Asset Management (Kudu)
Net investment income	66.7	71.0	54.4
Net realized and unrealized investment gains (losses)	51.3	106.1	64.1
Other revenues	.8	—	—
Total Asset Management revenues	118.8	177.1	118.5

P&C Insurance Distribution (Bamboo)
Commission and fee revenues	134.6	—	—
Earned insurance premiums	39.4	—	—
Other revenues	5.8	—	—
Total P&C Insurance Distribution revenues	179.8	—	—

Other Operations
Earned insurance premiums	32.7	—	—
Net investment income	35.6	30.1	32.2
Net realized and unrealized investment gains (losses)	57.0	188.5	(1.6)
Net realized and unrealized investment gains (losses) from investment in MediaAlpha	38.0	27.1	(93.0)
Commission and fees revenues	14.8	13.2	11.5
Other revenues	56.8	80.5	127.2
Total Other Operations revenues	234.9	339.4	76.3
Total revenues	$2,239.8	$2,166.7	$1,157.9
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

	Year Ended December 31,
Millions	2024	2023	2022
Expenses:

P&C Insurance and Reinsurance (Ark/WM Outrigger)
Loss and loss adjustment expenses	$855.8	$726.8	$536.4
Acquisition expenses	307.1	281.5	239.4
General and administrative expenses	208.4	162.0	106.2
Change in fair value of contingent consideration	61.3	48.7	17.3
Interest expense	19.5	21.3	15.1
Total P&C Insurance and Reinsurance expenses	1,452.1	1,240.3	914.4

Financial Guarantee (HG Global)
Acquisition expenses	8.2	8.6	11.2
General and administrative expenses	35.7	68.9	69.1
Interest expense	16.7	16.5	8.3
Total Financial Guarantee expenses	60.6	94.0	88.6

Asset Management (Kudu)
General and administrative expenses	15.4	19.4	14.7
Interest expense	22.1	21.2	15.0
Total Asset Management expenses	37.5	40.6	29.7

P&C Insurance Distribution (Bamboo)
Broker commission expenses	51.3	—	—
Loss and loss adjustment expenses	20.6	—	—
Acquisition expenses	14.1	—	—
General and administrative expenses	61.1	—	—
Total P&C Insurance Distribution expenses	147.1	—	—

Other Operations
Loss and loss adjustment expenses	12.1	—	—
Acquisition expenses	12.1	—	—
Cost of sales	29.6	40.4	98.6
General and administrative expenses	169.5	182.3	174.1
Interest expense	2.5	3.7	1.9
Total Other Operations expenses	225.8	226.4	274.6
Total expenses	1,923.1	1,601.3	1,307.3
Pre-tax income (loss) from continuing operations	316.7	565.4	(149.4)
Income tax (expense) benefit	(32.6)	15.5	(41.4)
Net income (loss) from continuing operations	284.1	580.9	(190.8)
Net income (loss) from discontinued operations, net of tax - NSM Group	—	—	16.4
Net gain (loss) from sale of discontinued operations, net of tax - NSM Group	—	—	886.8
Net income (loss)	284.1	580.9	712.4
Net (income) loss attributable to noncontrolling interests	(53.7)	(71.7)	80.4
Net income (loss) attributable to White Mountains’s common shareholders	$230.4	$509.2	$792.8
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
Millions, except for per share amounts	2024	2023	2022
Net income (loss) attributable to White Mountains’s common shareholders	$230.4	$509.2	$792.8
Other comprehensive income (loss), net of tax	(.1)	2.4	(3.8)
Other comprehensive income (loss) from discontinued operations, net of tax - NSM Group	—	—	(5.2)
Net gain (loss) from foreign currency translation from sale of discontinued operations, net of tax - NSM Group	—	—	2.9
Comprehensive income (loss)	230.3	511.6	786.7
Other comprehensive (income) loss attributable to noncontrolling interests	—	(.5)	.9
Comprehensive income (loss) attributable to White Mountains’s common shareholders	$230.3	$511.1	$787.6

Earnings (loss) per share attributable to White Mountains’s common shareholders:

Basic earnings (loss) per share
Continuing operations	$89.79	$198.60	$(38.34)
Discontinued operations	—	—	315.30
Total consolidated operations	$89.79	$198.60	$276.96
Diluted earnings (loss) per share
Continuing operations	$89.79	$198.60	$(38.34)
Discontinued operations	—	—	315.30
Total consolidated operations	$89.79	$198.60	$276.96
Dividends declared and paid per White Mountains’s common share	$1.00	$1.00	$1.00
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	White Mountains’s Common Shareholders’ Equity
Millions	Common Shares and Paid-in Surplus	Retained Earnings	AOCL, After-tax	Total	Noncontrolling Interests	Total Equity
Balances as of December 31, 2021	$588.9	$2,957.5	$1.7	$3,548.1	$156.6	$3,704.7
Net income (loss)	—	792.8	—	792.8	(80.4)	712.4
Other comprehensive income (loss), net of tax	—	—	(2.9)	(2.9)	(.9)	(3.8)
Other comprehensive income from discontinued operations, net of tax - NSM Group	—	—	(5.2)	(5.2)	—	(5.2)
Net gain (loss) from foreign currency translation from sale of discontinued operations, net of tax - NSM Group	—	—	2.9	2.9	—	2.9
Total comprehensive income (loss)	—	792.8	(5.2)	787.6	(81.3)	706.3
Dividends declared on common shares	—	(3.0)	—	(3.0)	—	(3.0)
Dividends to noncontrolling interests	—	—	—	—	(8.0)	(8.0)
Issuances of common shares	3.0	—	—	3.0	—	3.0
Issuances of shares of noncontrolling interest	—	—	—	—	74.6	74.6
Repurchases and retirements of common shares	(90.0)	(525.8)	—	(615.8)	—	(615.8)
BAM member surplus contributions, net of tax	—	—	—	—	81.4	81.4
Amortization of restricted share awards	14.0	—	—	14.0	—	14.0
Recognition of equity-based compensation expense of subsidiaries	8.6	—	—	8.6	.9	9.5
Net contributions (distributions) and dilution from other noncontrolling interests	14.1	(9.7)	—	4.4	(18.6)	(14.2)
Acquisition of noncontrolling interests	—	—	—	—	(17.5)	(17.5)
Balances as of December 31, 2022	538.6	3,211.8	(3.5)	3,746.9	188.1	3,935.0
Net income (loss)	—	509.2	—	509.2	71.7	580.9
Other comprehensive income (loss), net of tax	—	—	1.9	1.9	.5	2.4
Total comprehensive income (loss)	—	509.2	1.9	511.1	72.2	583.3
Dividends declared on common shares	—	(2.6)	—	(2.6)	—	(2.6)
Dividends to noncontrolling interests	—	—	—	—	(8.9)	(8.9)
Issuances of common shares	2.1	—	—	2.1	—	2.1
Repurchases and retirements of common shares	(5.1)	(27.6)	—	(32.7)	—	(32.7)
BAM member surplus contributions, net of tax	—	—	—	—	72.8	72.8
Amortization of restricted share awards	15.3	—	—	15.3	—	15.3
Recognition of equity-based compensation expense of subsidiaries	1.7	—	—	1.7	.7	2.4
Net contributions (distributions) and dilution from other noncontrolling interests	(1.3)	—	—	(1.3)	5.6	4.3
Acquisition of noncontrolling interests	—	—	—	—	(9.4)	(9.4)
Balances as of December 31, 2023	551.3	3,690.8	(1.6)	4,240.5	321.1	4,561.6
Net income (loss)	—	230.4	—	230.4	53.7	284.1
Other comprehensive income (loss), net of tax	—	—	(.1)	(.1)	—	(.1)
Total comprehensive income (loss)	—	230.4	(.1)	230.3	53.7	284.0
Dividends declared on common shares	—	(2.5)	—	(2.5)	—	(2.5)
Dividends to noncontrolling interests	—	—	—	—	(16.2)	(16.2)
Issuances of common shares	2.9	—	—	2.9	—	2.9
Repurchases and retirements of common shares	(1.1)	(6.8)	—	(7.9)	—	(7.9)
BAM member surplus contributions, net of tax	—	—	—	—	26.0	26.0
Amortization of restricted share awards	16.3	—	—	16.3	—	16.3
Recognition of equity-based compensation expense of subsidiaries	3.2	—	—	3.2	1.2	4.4
Net contributions (distributions) and dilution from other noncontrolling interests	(6.2)	7.1	—	.9	(3.1)	(2.2)
Impact to noncontrolling interests for the deconsolidation of BAM	—	—	—	—	153.5	153.5
Acquisition of noncontrolling interests	—	—	—	—	111.1	111.1
Balances as of December 31, 2024	$566.4	$3,919.0	$(1.7)	$4,483.7	$647.3	$5,131.0
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
Millions	2024	2023	2022
Cash flows from operations:
Net income (loss)	$284.1	$580.9	$712.4
Adjustments to reconcile net income to net cash provided from (used for) operations:
Net realized and unrealized investment (gains) losses	(146.9)	(407.1)	98.5
Net realized and unrealized investment (gains) losses from investment in MediaAlpha	(38.0)	(27.1)	93.0
Change in fair value of contingent consideration - Ark	61.3	48.7	17.3
Interest income from BAM Surplus Notes subsequent to deconsolidation, net of interest payments received of $5.8	(10.0)	—	—
Change in fair value of BAM Surplus Notes	(.5)	—	—
Unrealized loss on deconsolidation of BAM	114.5	—	—
Deferred income tax expense (benefit)	11.1	(46.9)	12.9
Amortization of restricted share awards	16.3	15.3	14.0
Amortization (accretion) and depreciation	(6.4)	(17.8)	4.3
Net (income) loss from discontinued operation, net of tax - NSM Group	—	—	(16.4)
Net (gain) loss from sale of discontinued operations, net of tax - NSM Group	—	—	(886.8)
Other operating items:
Net change in reinsurance recoverables	(147.0)	153.3	(79.8)
Net change in insurance premiums, commissions and fees receivable	(204.7)	(67.0)	(127.8)
Net change in deferred acquisition costs	(27.1)	(22.2)	(21.9)
Net change in loss and loss adjustment expense reserves	543.0	308.6	401.8
Net change in unearned insurance premiums	174.4	147.9	159.3
Net change in reinsurance payable	68.4	(170.0)	(173.0)
Net change in premiums and commissions payable	38.9	—	—
Contributions to Kudu’s Participation Contracts	(103.5)	(163.8)	(99.8)
Proceeds from Kudu’s Participation Contracts sold	9.4	75.2	137.5
Net other operating activities	(50.5)	(3.9)	80.8
Net cash provided from (used for) operations - continuing operations	586.8	404.1	326.3
Net cash provided from (used for) operations - NSM Group discontinued operations (Note 20)	—	—	38.7
Net cash provided from (used for) operations	586.8	404.1	365.0
Cash flows from investing activities:
Net change in short-term investments	548.4	(495.8)	(455.1)
Sales of fixed maturity investments	429.5	195.1	188.7
Maturities, calls and paydowns of fixed maturity investments	416.5	266.5	198.5
Sales of common equity securities and investment in MediaAlpha	162.4	261.6	—
Distributions and redemptions of other long-term investments	195.7	116.9	115.4
Proceeds from the sale of NSM Group and Other Operating Businesses, net of cash sold of $0.0, $0.8 and $144.4	—	17.3	1,392.0
Purchases of consolidated subsidiaries, net of cash acquired of $44.9, $0.0, and $0.3	(231.8)	—	(67.9)
Release of cash (pre-funding) for ILS funds managed by Elementum	—	70.0	(70.0)
Purchases of fixed maturity investments	(1,677.5)	(592.7)	(585.5)
Purchases of common equity securities and investment in MediaAlpha	(121.1)	(114.2)	(424.5)
Purchases of other long-term investments	(190.2)	(265.2)	(178.8)
Payments of principal received on the BAM Surplus Notes subsequent to deconsolidation	16.2	—	—
Impact to cash from deconsolidation of BAM	(4.2)	—	—
Net other investing activities	9.1	(3.4)	(4.4)
Net cash provided from (used for) investing activities - continuing operations	(447.0)	(543.9)	108.4
Net cash provided from (used for) investing activities - NSM Group discontinued operations (Note 20)	—	—	7.1
Net cash provided from (used for) investing activities	(447.0)	(543.9)	115.5
Cash flows from financing activities:
Draw down of debt and revolving lines of credit	36.6	12.4	213.8
Repayment of debt and revolving lines of credit	(38.1)	(25.7)	(56.7)
Cash dividends paid to common shareholders	(2.5)	(2.6)	(3.0)
Repurchases and retirements of common shares	(7.9)	(32.7)	(615.8)
BAM member surplus contributions prior to deconsolidation	26.0	72.8	81.4
Contributions from other noncontrolling interests	1.0	9.0	74.6
Distributions to other noncontrolling interests	(21.1)	(12.0)	(21.6)
Net (contributions to) distributions from discontinued operations	—	—	11.6
Net other financing activities	10.2	(14.0)	(11.7)
Net cash provided from (used for) financing activities - continuing operations	4.2	7.2	(327.4)
Net cash provided from (used for) financing activities - NSM Group discontinued operations (Note 20)	—	—	(17.5)
Net cash provided from (used for) financing activities	4.2	7.2	(344.9)
Net change in cash during the period - continuing operations	144.0	(132.6)	107.3
Cash balance at beginning of year (includes restricted cash balances of $0.7, $18.3 and $4.5 and excludes discontinued operations cash balances $0.0, $0.0 and $116.6)	122.4	255.0	147.7
Cash balance at end of year (includes restricted cash balances of $73.6, $0.7 and $18.3 and excludes discontinued operations cash balances of $0.0, $0.0 and $0.0	$266.4	$122.4	$255.0
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

Consolidation Principles
Under GAAP, the Company is required to consolidate any entity in which it holds a controlling financial interest. A controlling financial interest is usually in the form of an investment representing the majority of the subsidiary’s voting interests. However, a controlling financial interest may also arise from a financial interest in a variable interest entity (“VIE”) through arrangements that do not involve ownership of voting interests. The Company consolidates a VIE if it determines that it is the primary beneficiary. The primary beneficiary is defined as the entity who holds a variable interest that gives it both the power to direct the VIE’s activities that most significantly impact its economic performance and the obligation to absorb losses of, or the right to receive returns from, the VIE that could potentially be significant to the VIE. See Note 16 — “Variable Interest Entities.”
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

Reportable Segments
As of December 31, 2024, White Mountains conducted its operations through four reportable segments: (1) Ark/WM Outrigger, (2) HG Global, (3) Kudu and (4) Bamboo, with our remaining operating businesses, holding companies and other assets included in Other Operations. White Mountains has made its segment determination based on consideration of the following criteria: (i) the nature of the business activities of each of the Company’s subsidiaries and affiliates; (ii) the manner in which the Company’s subsidiaries and affiliates are organized; (iii) the existence of primary managers responsible for specific subsidiaries and affiliates; and (iv) the organization of information provided to the Company’s chief operating decision makers and its Board of Directors. See Note 15 — “Segment Information.”

The Ark/WM Outrigger segment consists of Ark Insurance Holdings Limited and its subsidiaries (collectively, “Ark”) and Outrigger Re Ltd. Segregated Account 2023-1 (“WM Outrigger Re”) (collectively with Ark, “Ark/WM Outrigger”). Ark is a specialty property and casualty insurance and reinsurance company that offers a wide range of niche insurance and reinsurance products, including property, specialty, marine & energy, casualty and accident & health. Ark underwrites select coverages through Lloyd’s Syndicates 4020 and 3902 and Additional Central Settlement Number (“ACSN”) 3832 (collectively, the “Syndicates”) and its wholly-owned subsidiary Group Ark Insurance Limited (“GAIL”). White Mountains acquired a controlling ownership interest in Ark on January 1, 2021 (the “Ark Transaction”). As of December 31, 2024 and 2023, White Mountains owned 72.1% and 72.0% of Ark on a basic shares outstanding basis (61.9% and 61.9% after taking account of management’s equity incentives). The remaining shares are owned by current and former employees of Ark. In the future, management rollover shareholders could earn additional shares in Ark if and to the extent that White Mountains achieves certain thresholds for its multiple of invested capital (“MOIC”) return. If fully earned, these shares would represent an additional 12.3% of the shares outstanding as of December 31, 2024. The liability related to these additional shares is recorded as contingent consideration. During the fourth quarter of 2022, Ark sponsored the formation of Outrigger Re Ltd., a Bermuda company registered as a special purpose insurer and segregated accounts company, to provide collateralized reinsurance protection on Ark’s Bermuda global property catastrophe excess of loss portfolio written in the 2023 underwriting year. Ark renewed its quota share reinsurance agreement with Outrigger Re Ltd. for the 2024 and 2025 underwriting years. White Mountains consolidates the results of its segregated account, WM Outrigger Re, in its financial statements. See Note 2 — “Significant Transactions.” As of December 31, 2024 and 2023, White Mountains owned 100.0% of WM Outrigger Re’s preferred equity.
The HG Global segment consists of HG Global Ltd. and its wholly-owned subsidiaries (collectively, “HG Global”) and, prior to its deconsolidation on July 1, 2024, the consolidated results of Build America Mutual Assurance Company (“BAM”). See Note 2 — “Significant Transactions.” HG Global was established to fund the startup of BAM and, through its reinsurance subsidiary, HG Re Ltd. (“HG Re”), to provide first-loss reinsurance protection of up to 15%-of-par outstanding for each policy assumed from BAM. HG Global, together with its subsidiaries, funded the initial capitalization of BAM through the purchase of $503.0 million of surplus notes issued by BAM (the “BAM Surplus Notes”). As of December 31, 2024 and 2023, White Mountains owned 96.9% of HG Global’s preferred equity and 88.4% of its common equity.
White Mountains does not have an ownership interest in BAM. However, through June 30, 2024, White Mountains was required to consolidate BAM’s results in its financial statements because BAM is a VIE for which White Mountains was the primary beneficiary. BAM’s results were all attributed to noncontrolling interests. On July 1, 2024, HG Re and BAM amended the terms of the first-loss reinsurance treaty (“FLRT”) with respect to certain governance rights held by HG Re. As a result, and in combination with other governance changes at BAM, White Mountains concluded that it no longer has the power to direct BAM’s activities that most significantly impact its economic performance and is no longer BAM’s primary beneficiary. Accordingly, as of July 1, 2024, White Mountains no longer consolidates BAM. Through June 30, 2024, BAM’s assets, liabilities and noncontrolling interests, as well as its results of operations, are presented within the HG Global segment. See Note 2 — “Significant Transactions.”
The Kudu segment consists of Kudu Investment Management, LLC and its subsidiaries (collectively, “Kudu”). Kudu provides capital solutions for boutique asset and wealth managers for a variety of purposes including generational ownership transfers, management buyouts, acquisition and growth finance and legacy partner liquidity. Kudu also provides strategic assistance to investees from time to time. Kudu’s capital solutions generally are structured as minority preferred equity stakes with distribution rights, typically tied to gross revenues and designed to generate immediate cash yields. As of December 31, 2024 and 2023, White Mountains owned 90.4% and 89.6% of Kudu’s basic units outstanding (77.0% and 76.3% on a fully-diluted/fully-converted basis, taking account of management’s equity incentives).
The Bamboo segment consists of PM Holdings LLC (“Bamboo Holdings”), Bamboo Ide8 Insurance Services LLC (“Bamboo MGA”) and Ide8 Re Inc. (“Bamboo Captive”) (collectively with Bamboo Holdings and Bamboo MGA, “Bamboo”). Bamboo is a capital-light, tech- and data-enabled insurance distribution platform providing homeowners’ insurance and related products to the residential property market in California. Bamboo operates primarily through Bamboo MGA, its full-service managing general agent (“MGA”) business, where the company manages all aspects of the placement process on behalf of its fronting and reinsurance carrier partners (“Capacity Providers”), including product development, marketing, underwriting, policy issuance and claims oversight, and it earns commissions based on the volume and profitability of the insurance that it places. Bamboo MGA offers both admitted and non-admitted products. Under its existing capacity agreements for the treaty year ending April 1, 2025, Bamboo MGA’s commission levels are based on a sliding scale tied primarily to its attritional loss ratio. Bamboo also operates two separate but integrated businesses: (i) a retail agency, within Bamboo MGA, offering ancillary products (e.g., flood, earthquake) on behalf of third parties and (ii) Bamboo Captive, a U.S.-domiciled captive reinsurer that participates in the underwriting risk of Bamboo’s MGA programs to align interests with Capacity Partners. During the fourth quarter of 2024, Bamboo Captive redomiciled from Bermuda to Arizona and changed its name from Ide8 Limited to Ide8 Re Inc. On January 2, 2024, White Mountains acquired a controlling interest in Bamboo. See Note 2 — “Significant Transactions.” As of December 31, 2024, White Mountains owned 72.8% of the basic units outstanding of Bamboo (63.7% on a fully-diluted/fully-converted basis, taking account of management’s equity incentives).

White Mountains’s other operations consist of the Company and its wholly-owned subsidiary, White Mountains Capital, LLC (“WM Capital”), its other intermediate holding companies, its wholly-owned investment management subsidiary, White Mountains Advisors LLC (“WM Advisors”), investment assets managed by WM Advisors, its interests in MediaAlpha, Inc. (“MediaAlpha”), DavidShield PassportCard Ltd. and its subsidiaries (collectively, “PassportCard/DavidShield”), Elementum Holdings LP (“Elementum”), White Mountains Partners LLC (“WTM Partners”), a Bermuda special purpose collateralized reinsurance vehicle that provides reinsurance capacity to Bamboo (“Bamboo CRV”), certain other consolidated and unconsolidated entities (“Other Operating Businesses”) and certain other assets (collectively, “Other Operations”).

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
On August 1, 2022, White Mountains Holdings (Luxembourg) S.à r.l. (“WTM Holdings Seller”), an indirect wholly-owned subsidiary of White Mountains, completed the sale of White Mountains Catskill Holdings, Inc. and NSM Insurance HoldCo, LLC (“NSM”) (collectively with White Mountains Catskill Holdings, Inc., the “NSM Group”) to Riser Merger Sub, Inc., an affiliate of The Carlyle Group Inc. (the “NSM Transaction”), pursuant to the terms of the securities purchase agreement, dated as of May 9, 2022. See Note 2 — “Significant Transactions.” NSM is a full-service MGA and program administrator with delegated binding authorities for specialty property and casualty insurance.
As a result of the NSM Transaction, the results of operations for NSM Group have been classified as discontinued operations in the statements of operations and comprehensive income through the closing of the transaction. See Note 20 — “Held for Sale and Discontinued Operations.”

Significant Accounting Policies

Investment Securities
As of December 31, 2024 and 2023, White Mountains’s invested assets consisted of securities and other investments held for general investment purposes. White Mountains’s portfolio of investment securities held for general investment purposes consists of fixed maturity investments, short-term investments, common equity securities, its investment in MediaAlpha and other long-term investments. Short-term investments consist of interest-bearing money market funds, certificates of deposit and other fixed maturity securities, which at the time of purchase, mature or become available for use within one year. Short-term investments are carried at fair value, which approximated amortized or accreted cost as of December 31, 2024 and 2023. Other long-term investments consist primarily of unconsolidated entities, including noncontrolling equity interests in the form of revenue and earnings participation contracts held at Kudu (“Participation Contracts”), private equity funds and hedge funds, a bank loan fund, Lloyd’s of London (“Lloyd’s”) trust deposits, insurance-linked securities (“ILS”) funds and private debt instruments.
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

Level 1 Measurements
Investments valued using Level 1 inputs include White Mountains’s fixed maturity investments, primarily investments in U.S. Treasuries and short-term investments, which include U.S. Treasury Bills, common equity securities and its investment in MediaAlpha. For investments in active markets, White Mountains uses the quoted market prices provided by outside pricing services to determine fair value.

Level 2 Measurements
Investments valued using Level 2 inputs include fixed maturity investments which have been disaggregated into classes, including debt securities issued by corporations, municipal obligations, foreign government and agency obligations, mortgage and asset-backed securities and collateralized loan obligations. Investments valued using Level 2 inputs also include certain international listed common equity funds, which White Mountains values using the fund manager’s published net asset value (“NAV”) to account for the difference in market exchange close times, and certain derivative instruments.
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

Debt Securities Issued by Corporations
The fair value of debt securities issued by corporations is determined from a pricing evaluation technique that uses information from market sources and integrates relative credit information, observed market movements and sector news. Key inputs include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including sector, coupon, credit quality ratings, duration, credit enhancements, early redemption features and market research publications.

Municipal Obligations
The fair value of municipal obligations is determined from a pricing evaluation technique that uses information from market makers, brokers-dealers, buy-side firms and analysts along with general market information. Key inputs include benchmark yields, reported trades, issuer financial statements, material event notices and new issue data, as well as broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including type, coupon, credit quality ratings, duration, credit enhancements, geographic location and market research publications.

Foreign Government and Agency Obligations
The fair value of foreign government and agency obligations is determined from a pricing evaluation technique that uses information from data sources in each respective country, including active market makers and inter-dealer brokers. Key inputs include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, local exchange prices, foreign exchange rates and reference data including coupon, credit quality ratings, duration and market research publications.

Mortgage and Asset-Backed Securities and Collateralized Loan Obligations
The fair value of mortgage and asset-backed securities and collateralized loan obligations is determined from a pricing evaluation technique that uses information from market sources and leveraging similar securities. Key inputs include benchmark yields, reported trades, underlying tranche cash flow data, collateral performance, plus new issue data, as well as broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including issuer, vintage, loan type, collateral attributes, prepayment speeds, default rates, recovery rates, cash flow stress testing, credit quality ratings and market research publications.

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

Other Long-Term Investments
As of December 31, 2024, $1,262.7 million of White Mountains’s other long-term investments, which consisted primarily of unconsolidated entities, including Kudu’s Participation Contracts and PassportCard/DavidShield were classified as Level 3 investments in the GAAP fair value hierarchy. The determination of the fair value of these securities involves significant management judgment, and the use of valuation analyses and assumptions that are inherently subjective and uncertain.
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

Other Long-term Investments - NAV
As of December 31, 2024, $864.0 million of White Mountains’s other long-term investments, which consisted of private equity funds and hedge funds, a bank loan fund, Lloyd’s trust deposits and ILS funds, were valued at fair value using NAV as a practical expedient. Investments for which fair value is measured using NAV as a practical expedient are not classified within the fair value hierarchy.
White Mountains employs a number of procedures to assess the reasonableness of the fair value measurements for other long-term investments measured at NAV, including obtaining and reviewing interim unaudited and annual audited financial statements as well as periodically discussing the valuations and methodologies used to value the underlying investments of each fund with fund managers. However, since fund managers do not provide sufficient information to evaluate the pricing methods and inputs for each underlying investment, White Mountains considers the valuation inputs to be unobservable. The fair value of White Mountains’s other long-term investments measured at NAV are generally determined using the fund manager’s NAV. Certain other long-term investments measured at NAV may be reported to White Mountains on a lag. In these circumstances, the NAV of such investments is adjusted to account for any applicable contributions, distributions, known transactions and/or pricing estimates provided by the fund manager through White Mountains’s reporting date.

BAM Surplus Notes
Prior to the deconsolidation of BAM on July 1, 2024, the BAM Surplus Notes, including accrued interest receivable, were classified as intercompany notes carried at nominal value, which eliminated in consolidation. Upon deconsolidation, White
Mountains elected the fair value option for the BAM Surplus Notes. White Mountains values the BAM Surplus Notes each quarter using a discounted cash flow analysis. The BAM Surplus Notes are classified as a Level 3 measurement. Upon election of the fair value option, White Mountains made the accounting policy election to present the interest income from the BAM Surplus Notes separately from the change in fair value of the BAM Surplus Notes. See Note 10 — “Municipal Bond Guarantee Reinsurance.”

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
As of December 31, 2024, White Mountains holds interest rate cap derivative instruments that do not meet the criteria for hedge accounting. See Note 9 — “Derivatives.”

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

Deferred acquisition costs comprise commission and brokerage fees and taxes which are directly attributable to and vary with the production of business. These costs are deferred and amortized to the extent they relate to successful contract acquisitions over the applicable premium recognition period as insurance and reinsurance acquisition expenses. Deferred acquisition costs are limited to the amount expected to be recovered from future earned premiums and anticipated investment income. A premium deficiency is recognized if the sum of expected loss and loss adjustment expenses (“LAE”), expected dividends to policyholders, unamortized acquisition costs and maintenance costs exceeds related unearned premiums and anticipated investment income. A premium deficiency is recognized by charging any unamortized acquisition costs to expense to the extent required in order to eliminate the deficiency. If the premium deficiency exceeds unamortized acquisition costs, then a liability is accrued for the excess deficiency.
Loss and LAE are charged against income as incurred. Loss and LAE reserves, including estimates for amounts incurred but not reported (“IBNR”), are based on management’s best estimate of the ultimate costs to settle claims, including the effects of inflation and other societal and economic factors. Loss and LAE reserves are presented net of estimated salvage and subrogation recoveries, if applicable. Such estimates are regularly reviewed and updated, and any resulting adjustments are reflected in current results of operations. The process of estimating loss and LAE reserves involves a considerable degree of judgment by management, and the ultimate amount of expense to be incurred could be considerably greater than or less than the amounts currently reflected in the financial statements. See Note 5 — “Loss and Loss Adjustment Expense Reserves.”
As part of its enterprise risk management function, Ark purchases reinsurance for risk mitigation purposes. Ark utilizes reinsurance and retrocessional agreements to reduce earnings volatility, protect capital, limit concentration and accumulation risk and manage within its overall internal risk tolerances and/or those set and agreed by regulators, ratings agencies and Lloyd’s. Ark also enters into reinsurance and retrocessional agreements to reduce its exposures on individual risks and enable it to underwrite policies with higher limits where Ark believes this has a broader business benefit. Ark seeks to protect its downside risk from catastrophes and large loss events by purchasing reinsurance, including excess of loss protections, aggregate covers and industry loss warranties. Ark also considers alternative structures such as collateralized reinsurance, retrocessional reinsurance and catastrophe bonds. The purchase of reinsurance does not discharge Ark from its primary liability for the full value of its policies, and thus the collectability of balances due from Ark’s reinsurers is critical to its financial strength. Ark monitors the financial strength and ratings of its reinsurers on an ongoing basis. See Note 6 — “Third-Party Reinsurance.”
Reinsurance recoverables represent paid loss and LAE, case reserves and IBNR reserves ceded to reinsurers under reinsurance treaties. Amounts recoverable from reinsurers are estimated in a manner consistent with the associated claims liability. Ark reports its reinsurance recoverables net of an allowance for estimated uncollectible reinsurance, including expected credit losses and coverage disputes. The allowance is based upon Ark’s ongoing review of amounts outstanding, length of collection periods, changes in reinsurer credit standing, disputes, applicable coverage defenses and other relevant factors.
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

Municipal Bond Guarantee Reinsurance
As of July 1, 2024, White Mountains no longer consolidates BAM. Through June 30, 2024, BAM’s assets, liabilities and noncontrolling interests, as well as its results of operations, are presented within the HG Global segment.
The FLRT and all the contracts issued by BAM are accounted for as insurance contracts under ASC 944-605, Financial Guarantee Insurance Contracts. For capital appreciation bonds, par is adjusted to the estimated equivalent par value for current interest paying bonds. Prior to the deconsolidation of BAM, HG Re’s reinsurance balances under the FLRT eliminated in White Mountains’s consolidated financial statements. See Note 10 — “Municipal Bond Guarantee Reinsurance.”
Premiums are generally received upfront and an unearned premium reserve, equal to the amount of the premium received, is established at contract inception. Premiums are recognized in revenue over the period of the contracts in proportion to the amount of insurance protection provided using a constant rate. The constant rate is calculated based on the relationship between the par outstanding in a given reporting period compared with the sum of each of the par amounts outstanding for all periods.
HG Re’s insurance premiums receivable represents amounts due from BAM. BAM’s insurance premiums receivable represents amounts due from customers for municipal bond insurance policies. Installment premiums are measured at the present value of contractual premiums, discounted at the risk-free rate, which is set at the inception of the insurance contract.

HG Re’s deferred acquisition costs represent the ceding commission paid to BAM. BAM’s deferred acquisition costs represent commissions, premium taxes, excise taxes and other costs which are directly attributable to and vary with the production of business. These costs are deferred and amortized to the extent they relate to successful contract acquisitions over the applicable premium recognition period as acquisition expenses. Deferred acquisition costs are limited to the amount expected to be recovered from future earned premiums and anticipated investment income. A premium deficiency is recognized if the sum of expected loss and LAE, expected dividends to policyholders, unamortized acquisition costs and maintenance costs exceeds related unearned premiums and anticipated investment income. A premium deficiency is recognized by charging any unamortized acquisition costs to expense to the extent required in order to eliminate the deficiency. If the premium deficiency exceeds unamortized acquisition costs, then a liability is accrued for the excess deficiency.
Loss reserves are recorded only to the extent that the present value of any payments projected to be made, net of any expected recoveries, exceeds the associated unearned premium reserve. See Note 5 — “Loss and Loss Adjustment Expense Reserves.”

Reinsurance Contracts Accounted for as Deposits
Reinsurance contracts that do not meet the risk transfer requirements necessary to be accounted for as reinsurance are accounted for using the deposit method. Under the deposit method, ceded premiums paid are not recognized through income but rather treated as a deposit.
Ark has an aggregate excess of loss contract with SiriusPoint Ltd. (“SiriusPoint”), which is accounted for using the deposit method and recorded within other assets. Ark earns an annual crediting rate of 3.0%, which is recorded within other revenue. Effective in January 2025, the SiriusPoint contract was commuted. See Note 6 — “Third-Party Reinsurance.
HG Re is party to an excess of loss reinsurance agreement (the “XOLT”) with BAM. The XOLT is accounted for using deposit accounting as the agreement does not meet the risk transfer requirements necessary to be accounted for as reinsurance. Accordingly, any financing revenues related to the XOLT are recorded in other revenues. See Note 10 — “Municipal Bond Guarantee Reinsurance.”

Revenue Recognition
Kudu’s revenues are primarily generated from Participation Contracts, which are noncontrolling equity interests in revenue and earnings participation contracts with asset and wealth management firms. Kudu’s Participation Contracts are measured at fair value with the change therein recognized within net realized and unrealized investment gains (losses). Distributions from Kudu’s investees are recognized through investment income when Kudu’s right to receive payment has been established and can be reliably measured, which generally occurs on a quarterly basis in accordance with the terms of the Participation Contracts.
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

Broker Commission Expenses and Cost of Sales
Bamboo’s broker commission expenses consist of commissions paid to sub-agents and brokers. Broker commission expense is measured in accordance with contractual terms and recognized when incurred, which is generally at the policy issuance date.
White Mountains’s Other Operations’ cost of sales consists of salaries and related expenses, professional services and marketing and advertising expenses directly related to sales generation. These expenses are recognized as incurred.

Incentive Compensation
White Mountains’s Long-Term Incentive Plan (the “WTM Incentive Plan”) provides for grants of various types of share-based and non-share-based incentive awards to key employees of White Mountains. Non-share-based awards are recognized over the related service periods based on management’s best estimate of the amounts at which the awards are expected to be paid. Share-based compensation which is typically settled in cash, such as performance shares, is classified as a liability-type award. The compensation cost for liability-classified awards is measured initially at the grant date fair value and remeasured each reporting period until settlement. The compensation cost for equity-classified awards expected to be settled in shares, such as options and restricted shares, is measured at the original grant date fair value of the award. The compensation cost for all awards is recognized for the vested portion of the awards over the related service periods. See Note 12 — “Employee Share-Based Incentive Compensation Plans.”

Income Taxes
White Mountains has subsidiaries and branches that operate in various jurisdictions around the world and are subject to tax in the jurisdictions in which they operate.  As of December 31, 2024, the primary jurisdictions in which the Company’s subsidiaries and branches operate and were subject to tax include Israel, Luxembourg, the United Kingdom and the United States. Income earned or losses generated by companies outside the United States are generally subject to an overall effective tax rate lower than that imposed by the United States.
Deferred tax assets and liabilities are recorded when a difference between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for tax purposes exists, or there are other temporary differences. The deferred tax asset or liability is recorded based on tax rates expected to be in effect when the difference reverses. Deferred tax assets represent amounts available to reduce income taxes payable in future periods. White Mountains records a valuation allowance against deferred tax assets if it becomes more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in income tax expense in the period of change. See Note 8 — “Income Taxes.”

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
As of December 31, 2024 and 2023, the right-of-use (“ROU”) assets were $32.6 million and $20.3 million, and the lease liabilities were $35.5 million and $22.0 million.

Noncontrolling Interests
Noncontrolling interests consist of the ownership interests of noncontrolling shareholders in consolidated subsidiaries and are presented separately on the balance sheet. The portion of comprehensive income (loss) attributable to noncontrolling interests is presented net of related income taxes in the statement of operations and comprehensive income (loss). See Note 13 — “Common Shareholders’ Equity and Noncontrolling Interests.”

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
As of December 31, 2024 and 2023, White Mountains had unrealized foreign currency translation losses of $1.7 million and $1.6 million recorded in accumulated other comprehensive income (loss) on its consolidated balance sheet.

Fair Value Measurements
Fair value measurements are categorized into a hierarchy that distinguishes between inputs based on market data from independent sources (observable inputs) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (unobservable inputs). Quoted prices in active markets for identical assets or liabilities have the highest priority (Level 1), followed by observable inputs other than quoted prices, including prices for similar but not identical assets or liabilities (Level 2) and unobservable inputs, including the reporting entity’s estimates of the assumptions that market participants would use, having the lowest priority (Level 3). See Note 18 — “Fair Value of Financial Instruments.”

Business Combinations
White Mountains accounts for purchases of businesses using the acquisition method, which requires the measurement of assets acquired, including other intangible assets, liabilities assumed, including contingent consideration liabilities, and any noncontrolling interest in the acquired entities at their estimated fair values as of the acquisition date. The acquisition date fair values represent management’s best estimates and are based upon established valuation techniques, reasonable assumptions and, where appropriate, valuations performed by independent third parties. In circumstances where additional information is required in order to determine the acquisition date fair value of balance sheet amounts, provisional amounts may be recorded as of the acquisition date and may be subject to subsequent adjustment throughout the measurement period, which is up to one year from the acquisition date. Measurement period adjustments are recognized in the period in which they are determined. The results of operations and cash flows of businesses acquired are included in the consolidated financial statements from the acquisition date. White Mountains accounts for purchases of other intangible assets that do not meet the definition of a business as asset acquisitions. Asset acquisitions are recognized at the amount of consideration paid, which is deemed to equal fair value.

Goodwill and Other Intangible Assets
Under the acquisition method, White Mountains recognizes and measures the assets acquired, including other intangible assets, at their acquisition date fair values. Goodwill represents the excess of the amount paid to acquire a business over the fair value of identifiable net assets at the acquisition date.
Other intangible assets consist primarily of underwriting capacity, agency relationships, customer relationships and trade names. The acquisition date fair values of other intangible assets are estimated using income approach techniques, which use future expected cash flows to develop a discounted present value amount. The multi-period-excess-earnings method estimates fair value using the present value of the incremental after-tax cash flows attributable solely to the other intangible asset over its remaining life. This approach was used to estimate the fair value of other intangible assets associated with the underwriting capacity, agency relationships and customer relationships. The relief-from-royalty method was used to estimate fair value for other intangible assets that relate to rights that could be obtained via a license from a third-party owner. Under this method, the fair value is estimated using the present value of license fees avoided by owning rather than leasing the asset. This technique was used to estimate the fair value of trade names, patents and certain information technology platforms. The with-or-without method estimates the fair value of other intangible assets that provide an incremental benefit. Under this method, the fair value of the other intangible asset is calculated by comparing the value of the entity with and without the other intangible asset. This approach was used to estimate the fair value of non-compete agreements.
Goodwill and other intangible assets with indefinite lives are not amortized, but rather are evaluated for impairment on an annual basis, or whenever indications of potential impairment exist. In the absence of any indications of potential impairment, the evaluation of goodwill and indefinite-lived intangible assets is performed no later than the interim period in which the anniversary of the acquisition date falls. White Mountains initially evaluates goodwill and indefinite-lived intangible assets using a qualitative approach (step zero) to determine whether it is more likely than not that the implied fair value is greater than the carrying value. If the results of the qualitative evaluation indicate that it is more likely than not that the carrying value of goodwill or the indefinite-lived intangible assets exceeds the implied fair value, White Mountains performs a quantitative analysis to compare the fair value with the carrying value. If the carrying value exceeds the estimated fair value, then an impairment charge is recognized through current period pre-tax income (loss).
Other intangible assets with finite lives are initially measured at their acquisition date fair values and subsequently amortized over their economic lives. Finite-lived intangible assets are presented net of accumulated amortization on the balance sheet. Finite-lived intangible assets are reviewed for impairment when events occur or there are changes in circumstances indicating that their carrying value may exceed fair value. An impairment exists when the carrying value of a finite-lived intangible asset exceeds the fair value. See Note 4 — “Goodwill and Other Intangible Assets.”

Contingent Consideration Liabilities
The consideration for the Ark Transaction included potential future payments to management rollover shareholders, which are payable in a variable number of shares, if and to the extent that White Mountains achieves certain MOIC return thresholds. This additional consideration is generally payable in three equal tranches at MOIC thresholds of 2.0x, 2.5x and 3.0x. If fully earned, these shares would represent an additional 12.3% of the shares outstanding as of December 31, 2024. The liability related to these additional shares is recorded as contingent consideration. Contingent consideration in a business combination that is classified as a liability is measured at fair value on the acquisition date and remeasured to fair value each subsequent reporting period with changes in the fair value recognized through pre-tax income (loss). As a result of the Ark Transaction, White Mountains recognized a contingent consideration liability of $22.5 million as of January 1, 2021. During the years ended December 31, 2024, 2023 and 2022, White Mountains recognized expense of $61.3 million, $48.7 million and $17.3 million for the change in the fair value of its contingent consideration liability. As of December 31, 2024 and 2023, White Mountains’s contingent consideration liability was $155.3 million and $94.0 million. The contingent consideration liability is a Level 3 measurement.

Recently Adopted Accounting Standards

Segment Reporting
White Mountains adopted ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07") effective for its annual disclosures for the year ended December 31, 2024. ASU 2023-07 requires disclosures of significant segment expenses for each reportable segment, as well as certain other disclosures to help users of financial statements understand how the chief operating decision makers (“CODMs”) assess each segment's performance and allocate resources. ASU 2023-07 does not change how an entity identifies its operating segments. ASU 2023-07 was adopted retrospectively, including the recasting of previously reported segment information. The adoption of ASU 2023-07 did not have a material impact on White Mountains's financial statements. See Note 15 — “Segment Information.”

Recently Issued Accounting Standards

Income Taxes
In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. For public business entities, ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The new disclosure requirements in ASU 2023-09 should be presented on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted for annual financial statements not yet issued or made available for issuance. Accordingly, the new disclosure requirements in ASU 2023-09 are initially required within White Mountains’ Annual Report on Form 10-K for the year ending December 31, 2025. White Mountains is in the process of evaluating the potential impact of adoption on its financial statements.

Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires additional disclosure of the nature of expenses included in the income statement. ASU 2024-03 requires disclosures about specific types of expenses (i.e., (a) purchases of inventory, (b) employee compensation, (c) depreciation and (d) intangible asset amortization) included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. ASU 2024-03 does not change the requirements for the presentation of expenses on the income statement. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. Although ASU 2024-03 requires comparative disclosures for all periods presented, reporting entities will be permitted to begin applying the guidance prospectively with the option for retrospective application for all prior periods presented. Accordingly, the new disclosure requirements in ASU 2024-03 are initially required within White Mountains’s Annual Report on Form 10-K for the year ending December 31, 2027. White Mountains is in the process of evaluating the potential impact of adoption on its financial statements.

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
On January 2, 2024, White Mountains closed the Bamboo Transaction in accordance with the terms of the Bamboo Merger Agreement, investing $296.7 million of equity into Bamboo, which included the contribution of $36.0 million to retire Bamboo’s legacy credit facility and the contribution of $20.0 million of primary capital. The consideration is subject to customary purchase price adjustments. At closing, White Mountains owned 72.8% of Bamboo on a basic shares outstanding basis (63.7% on a fully-diluted/fully-converted basis, taking account of management’s equity incentives), while Bamboo management owned 16.1% of basic shares outstanding (26.6% on a fully-diluted/fully-converted).
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
The value of the noncontrolling interest is recorded at the acquisition date fair value based on the valuation implied in the Bamboo Transaction.
Bamboo’s segment income and expenses for the year ended December 31, 2024 are presented in Note 15 — “Segment Information.”

BAM

On July 1, 2024, HG Re and BAM amended the terms of the FLRT with respect to certain governance rights held by HG Re. As a result, and in combination with other governance changes at BAM, White Mountains concluded that it no longer has the power to direct BAM’s activities that most significantly impact its economic performance and is no longer BAM’s primary beneficiary. Accordingly, as of July 1, 2024, White Mountains no longer consolidates BAM. See Note 16 — “Variable Interest Entities.” Through June 30, 2024, BAM’s assets, liabilities and noncontrolling interests, as well as its results of operations, are presented within the HG Global segment.
Upon deconsolidation, the BAM Surplus Notes met the criteria to be accounted for under the fair value option, which White Mountains elected. Accordingly, the BAM Surplus Notes, including accrued interest receivable, were carried at their fair value of $387.4 million as of July 1, 2024 resulting in an unrealized loss on deconsolidation of $114.5 million. This fair value includes the impact of a discount for the time value of money, which was previously included in adjusted book value per share as a non-GAAP adjustment to book value per share. See Note 10 — “Municipal Bond Guarantee Reinsurance” for the valuation techniques and inputs utilized to determine the fair value of the BAM Surplus Notes.

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

WM Outrigger Re

During the fourth quarter of 2022, Ark sponsored the formation of Outrigger Re Ltd., a Bermuda company registered as a special purpose insurer and segregated accounts company, to provide reinsurance capacity to Ark. Outrigger Re Ltd. was initially capitalized with $250.0 million of preference shares for business written in the 2023 underwriting year, of which White Mountains contributed $205.0 million. The remaining capital was provided by third-party investors. Outrigger Re Ltd. entered into collateralized quota share agreements with GAIL to provide reinsurance protection on Ark’s Bermuda global property catastrophe excess of loss portfolio written in the 2023 underwriting year. The proceeds from the issuance of the preference shares were deposited into collateral trust accounts to fund any potential obligations under the reinsurance agreements with GAIL. Outrigger Re Ltd.’s obligations under the reinsurance agreements with GAIL are subject to an aggregate limit equal to the assets in the collateral trusts at any point in time. The terms of the reinsurance agreements are renewable upon the mutual agreement of Ark and the applicable preference shareholder of Outrigger Re Ltd.
During the fourth quarter of 2023, Ark renewed Outrigger Re Ltd. for the 2024 underwriting year with $250.0 million of capital. White Mountains rolled over $130.0 million from its commitment to the 2023 underwriting year and received a return of capital of $75.0 million during 2024 as a result of its reduced capital commitment. The remaining capital was provided by third-party investors.
During the fourth quarter of 2024, Ark renewed Outrigger Re Ltd. for the 2025 underwriting year with $230.0 million of capital. White Mountains’s total commitment was $150.0 million, of which $130.0 million was rolled over from its commitment to the 2024 underwriting year. The remaining capital was provided by third-party investors. The reduced capacity at Outrigger Re Ltd. was replaced by Ark through traditional quota share reinsurance agreements.
White Mountains owns 100% of the preference shares linked to its segregated account, WM Outrigger Re. White Mountains consolidates WM Outrigger Re’s results in its financial statements. WM Outrigger Re’s quota share reinsurance agreement with GAIL eliminates in White Mountains’s consolidated financial statements.
During the year ended December 31, 2024, White Mountains received net distributions of $122.7 million from WM Outrigger Re, which included a net return of capital related to changes in White Mountains’s capital commitments for the 2024 and 2025 underwriting years and reinsurance profits for the 2023 underwriting year. During the year ended December 31, 2024, WM Outrigger Re commuted its reinsurance agreement with GAIL for the 2023 underwriting year.
As of December 31, 2024 and 2023, investments of $203.7 million and $265.3 million were held in a collateral trust.

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

Note 3. Investment Securities

White Mountains’s portfolio of investment securities held for general investment purposes consists of fixed maturity investments, short-term investments, common equity securities, its investment in MediaAlpha and other long-term investments. White Mountains’s portfolio of fixed maturity investments, including those within short-term investments, is classified as trading securities. Trading securities are reported at fair value as of the balance sheet date. Short-term investments also include interest-bearing money market funds and certificates of deposit that are carried at fair value. White Mountains’s portfolio of common equity securities, its investment in MediaAlpha and other long-term investments are measured at fair value. Other long-term investments consist primarily of unconsolidated entities, Kudu’s Participation Contracts, private equity funds and hedge funds, a bank loan fund, Lloyd’s trust deposits, ILS funds and private debt instruments. White Mountains has taken the fair value option for its equity method eligible investments. See Note 17 — “Equity Method Eligible Investments.” Net realized and unrealized investment gains (losses) are reported in pre-tax revenues.
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
The following table presents pre-tax net investment income for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
Millions	2024	2023	2022
Fixed maturity investments	$93.2	$64.4	$41.4
Short-term investments	56.6	52.0	16.4
Common equity securities	2.5	4.1	1.6
Other long-term investments	77.9	76.1	68.1
Amount attributable to TPC Providers	—	—	(1.0)
Total investment income	230.2	196.6	126.5
Third-party investment expenses	(2.8)	(2.4)	(2.1)
Net investment income, pre-tax	$227.4	$194.2	$124.4

Net Realized and Unrealized Investment Gains (Losses)

The following table presents net realized and unrealized investment gains (losses) for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
Millions	2024	2023	2022
Realized investment gains (losses)
Fixed maturity investments	$(10.1)	$(4.7)	$(11.9)
Short-term investments	(1.2)	(.2)	(1.4)
Common equity securities	3.5	29.5	—
Investment in MediaAlpha	91.2	—	—
Other long-term investments	34.6	72.2	128.4
Net realized investment gains (losses)	118.0	96.8	115.1

Unrealized investment gains (losses)
Fixed maturity investments	3.9	66.1	(168.4)
Short-term investments	(.8)	1.9	(1.1)
Common equity securities	58.1	47.1	(7.1)
Investment in MediaAlpha	(53.2)	27.1	(93.0)
Other long-term investments	58.9	195.2	(43.8)
Net unrealized investment gains (losses)	66.9	337.4	(313.4)
Net realized and unrealized investment gains (losses), before amount attributable to TPC providers (1)	184.9	434.2	(198.3)
Amount attributable to TPC Providers	—	—	6.8
Net realized and unrealized investment gains (losses)	$184.9	$434.2	$(191.5)

Fixed maturity and short-term investments
Net realized and unrealized investment gains (losses)	$(8.2)	$63.1	$(182.8)
Less: net realized and unrealized gains (losses) on investment securities sold during the period	.9	4.7	(2.9)
Net unrealized investment gains (losses) recognized during the period on investment securities held at the end of the period	$(9.1)	$58.4	$(179.9)

Common equity securities and investment in MediaAlpha
Net realized and unrealized investment gains (losses) on common equity securities	$61.6	$76.6	$(7.1)
Net realized and unrealized investment gains (losses) from investment in MediaAlpha	38.0	27.1	(93.0)
Total net realized and unrealized investment gains (losses)	99.6	103.7	(100.1)
Less: net realized and unrealized gains (losses) on investment securities sold during the period	35.4	28.4	—
Net unrealized investment gains (losses) recognized during the period on investment securities held at the end of the period	$64.2	$75.3	$(100.1)
(1) For 2024, 2023 and 2022, includes $(31.5), $13.6 and $(29.3) of net realized and unrealized investment gains (losses) related to foreign currency exchange.

For the years ended December 31, 2024, 2023 and 2022, all of White Mountains’s net realized and unrealized investment gains (losses) were recorded in the consolidated statements of operations. There were no investment gains (losses) recorded in other comprehensive income.
White Mountains recognized gross realized investment gains of $139.1 million, $113.7 million and $129.9 million and gross realized investment losses of $21.1 million, $16.9 million and $14.8 million on sales of investment securities for the years ending December 31, 2024, 2023 and 2022.

The following table presents total net unrealized gains (losses) attributable to Level 3 investments for the years ended December 31, 2024, 2023 and 2022 for investments still held at the end of the period:

	Year Ended December 31,
Millions	2024	2023	2022
Total net unrealized investment gains on other long-term investments held at the end of period, pre-tax	$57.2	$133.9	$56.5

Proceeds from the sales and maturities of investments, excluding short-term investments, totaled $1.2 billion, $0.8 billion and $0.5 billion for the years ended December 31, 2024, 2023 and 2022.

Investment Holdings

The following tables present the cost or amortized cost, gross unrealized investment gains (losses), net foreign currency gains (losses) and carrying value of White Mountains’s fixed maturity investments as of December 31, 2024 and 2023:

	December 31, 2024
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Foreign Currency Gains (Losses)	Carrying Value
U.S. Government and agency obligations	$461.8	$1.1	$(.8)	$—	$462.1
Debt securities issued by corporations	1,444.5	4.6	(31.4)	(3.5)	1,414.2
Municipal obligations	3.2	—	—	—	3.2
Mortgage and asset-backed securities	400.2	.2	(26.5)	—	373.9
Collateralized loan obligations	237.3	1.2	(.2)	(1.6)	236.7
Foreign government and agency obligations	22.2	—	(.1)	(.6)	21.5
Total fixed maturity investments	$2,569.2	$7.1	$(59.0)	$(5.7)	$2,511.6

	December 31, 2023
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Foreign Currency Gains (Losses)	Carrying Value
U.S. Government and agency obligations	$209.0	$.3	$(4.4)	$—	$204.9
Debt securities issued by corporations	1,085.9	5.6	(45.4)	(1.1)	1,045.0
Municipal obligations	275.1	.9	(15.1)	—	260.9
Mortgage and asset-backed securities	417.2	2.0	(29.8)	—	389.4
Collateralized loan obligations	211.2	.4	(2.4)	(.1)	209.1
Total fixed maturity investments	$2,198.4	$9.2	$(97.1)	$(1.2)	$2,109.3

The weighted average duration of White Mountains’s fixed income portfolio, including short-term investments, was 1.9 years as of both December 31, 2024 and 2023. Excluding short-term investments, the weighted average duration of White Mountains’s fixed income portfolio was 2.6 years and 3.3 years as of December 31, 2024 and 2023.
The following table presents the cost or amortized cost and carrying value of White Mountains’s fixed maturity investments by contractual maturity as of December 31, 2024 and 2023. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without penalties.

	December 31, 2024		December 31, 2023
Millions	Cost or Amortized Cost	Carrying Value	Cost or Amortized Cost	Carrying Value
Due in one year or less	$205.8	$203.9	$319.9	$315.0
Due after one year through five years	1,494.5	1,478.7	845.0	813.9
Due after five years through ten years	206.1	193.2	303.4	287.0
Due after ten years	25.3	25.2	101.7	94.9
Mortgage and asset-backed securities and collateralized loan obligations	637.5	610.6	628.4	598.5
Total fixed maturity investments	$2,569.2	$2,511.6	$2,198.4	$2,109.3

The following tables present the cost or amortized cost, gross unrealized investment gains (losses), net foreign currency gains (losses) and carrying value of common equity securities, White Mountains’s investment in MediaAlpha and other long-term investments as of December 31, 2024 and 2023:

	December 31, 2024
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Foreign Currency Gains (Losses)	Carrying Value
Common equity securities	$537.0	$120.4	$—	$(7.4)	$650.0
Investment in MediaAlpha	$59.2	$142.4	$—	$—	$201.6
Other long-term investments	$1,748.7	$546.4	$(116.7)	$(28.2)	$2,150.2

	December 31, 2023
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Foreign Currency Gains (Losses)	Carrying Value
Common equity securities	$483.5	$62.3	$(1.2)	$(6.2)	$538.4
Investment in MediaAlpha	$59.2	$195.7	$—	$—	$254.9
Other long-term investments	$1,655.7	$446.3	$(94.5)	$(9.3)	$1,998.2

Fair Value Measurements by Level
The following tables present White Mountains’s fair value measurements for investments as of December 31, 2024 and 2023 by level. See Note 1 — “Basis of Presentation and Significant Accounting Policies.” The major security types were based on the legal form of the securities. White Mountains has disaggregated its fixed maturity investments based on the issuing entity type, which impacts credit quality, with debt securities issued by U.S. government entities carrying minimal credit risk, while the credit and other risks associated with other issuers, such as corporations, foreign governments and agencies, municipalities, entities issuing mortgage and asset-backed securities or entities issuing collateralized loan obligations vary depending on the nature of the issuing entity type. White Mountains further disaggregates debt securities issued by corporations by industry sector because investors often reference commonly used benchmarks and their subsectors to monitor risk and performance. Accordingly, White Mountains has further disaggregated this asset class into subclasses based on the similar sectors and industry classifications it uses to evaluate investment risk and performance against commonly used benchmarks, such as the Bloomberg U.S. Intermediate Aggregate Index.

	December 31, 2024
Millions	Fair Value	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. Government and agency obligations	$462.1	$461.3	$.8	$—

Debt securities issued by corporations:
Financials	466.7	—	466.7	—
Consumer	255.2	—	255.2	—
Industrial	164.4	—	164.4	—
Healthcare	153.1	—	153.1	—
Technology	113.8	—	113.8	—
Communications	71.6	—	71.6	—
Materials	65.7	—	65.7	—
Energy	62.8	—	62.8	—
Utilities	60.9	—	60.9	—
Total debt securities issued by corporations	1,414.2	—	1,414.2	—

Municipal obligations	3.2	—	3.2	—
Mortgage and asset-backed securities	373.9	—	373.9	—
Collateralized loan obligations	236.7	—	236.7	—
Foreign government and agency obligations	21.5	—	21.5	—
Total fixed maturity investments	2,511.6	461.3	2,050.3	—

Short-term investments	964.2	951.1	13.1	—
Common equity securities:

Exchange-traded funds	224.6	224.6	—	—
Other (1)	425.4	—	425.4	—
Total common equity securities	650.0	224.6	425.4	—
Investment in MediaAlpha	201.6	201.6	—	—

Other long-term investments	1,286.2	—	23.5	1,262.7
Other long-term investments — NAV (2)	864.0	—	—	—
Total other long-term investments	2,150.2	—	23.5	1,262.7
Total investments	$6,477.6	$1,838.6	$2,512.3	$1,262.7
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

Investments Held on Deposit or as Collateral

Lloyd’s trust deposits are generally required of Lloyd's syndicates to protect policyholders in non-U.K. markets and are pledged into Lloyd’s trust accounts to provide a portion of the capital needed to support obligations at Lloyd’s. As of December 31, 2024 and 2023, Ark held Lloyd’s trust deposits with a fair value of $149.9 million and $158.0 million.
The underwriting capacity of a Member of Lloyd’s must be supported by providing a deposit (“Funds at Lloyd’s”) in the form of cash, securities or letters of credit in an amount determined by Lloyd’s. The amount of such deposit is calculated for each Member through an annual capital adequacy determination by Lloyd’s. As of December 31, 2024 and 2023, the fair value of Ark’s Funds at Lloyd’s cash and investment deposits totaled $361.5 million and $345.2 million.
As of December 31, 2024 and 2023, Ark held additional investments on deposit or as collateral for insurance regulators and reinsurance counterparties of $226.5 million and $244.5 million.
As of December 31, 2024 and 2023, investments of $203.7 million and $265.3 million were held in a collateral trust account required to be maintained in relation to WM Outrigger Re’s reinsurance agreement with GAIL.
Ark is required to pledge collateral under its standby letters of credit. See Note 7 — “Debt.”
HG Re is required to maintain assets, including investments, in collateral trusts under the FLRT with BAM. See Note 10 — “Municipal Bond Guarantee Reinsurance - Collateral Trusts.”
HG Global is required to maintain an interest reserve account in connection with its senior notes issued in 2022. See Note 7 — “Debt.”
Kudu is required to maintain an interest reserve account in connection with its credit facility. See Note 7 - “Debt.”
As of December 31, 2024, investments of $32.2 million were held as collateral required to be maintained in relation to Bamboo Captive’s reinsurance agreements.
As of December 31, 2024, investments of $46.7 million were held as collateral required to be maintained in relation to Bamboo CRV’s reinsurance agreements.

Debt Securities Issued by Corporations

The following table presents the fair values for credit ratings of debt securities issued by corporations held in White Mountains’s investment portfolio as of December 31, 2024 and 2023:

	December 31,
Millions	2024	2023
AAA	$14.6	$11.5
AA	91.2	83.8
A	607.2	552.4
BBB	688.7	390.9
BB	5.4	—
Other	7.1	6.4
Debt securities issued by corporations (1)	$1,414.2	$1,045.0
(1)    Credit ratings are based upon issuer credit ratings provided by Standard & Poor’s Financial Services LLC (“Standard & Poor’s”), or if unrated by Standard & Poor’s, long-term obligation ratings provided by Moody’s Investor Service, Inc.

Mortgage and Asset-backed Securities and Collateralized Loan Obligations

The following table presents the fair value of White Mountains’s mortgage and asset-backed securities and collateralized loan obligations as of December 31, 2024 and 2023:

	December 31, 2024			December 31, 2023
Millions	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
Mortgage-backed securities:
Agency:
FNMA	$198.3	$198.3	$—	$198.8	$198.8	$—
FHLMC	147.1	147.1	—	137.2	137.2	—
GNMA	24.2	24.2	—	30.2	30.2	—
Total agency (1)	369.6	369.6	—	366.2	366.2	—
Non-agency:
Commercial	.4	.4	—	—	—	—
Residential	—	—	—	.2	.2	—
Total non-agency	.4	.4	—	.2	.2	—
Total mortgage-backed securities	370.0	370.0	—	366.4	366.4	—
Other asset-backed securities:
Vehicle receivables	1.7	1.7	—	17.2	17.2	—
Credit card receivables	.2	.2	—	3.3	3.3	—
Other	2.0	2.0	—	2.5	2.5	—
Total other asset-backed securities	3.9	3.9	—	23.0	23.0	—
Total mortgage and asset-backed securities	373.9	373.9	—	389.4	389.4	—
Collateralized loan obligations:	236.7	236.7	—	209.1	209.1	—
Total mortgage and asset-backed securities and collateralized loan obligations	$610.6	$610.6	$—	$598.5	$598.5	$—
(1) Represents publicly traded mortgage-backed securities which carry the full faith and credit guaranty of the U.S. Government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

As of December 31, 2024 and 2023, White Mountains’s investment portfolio included $236.7 million and $209.1 million of collateralized loan obligations that are within the senior tranches of their respective fund securitization structures. All of White Mountains’s collateral loan obligations were rated AAA or AA as of December 31, 2024 and 2023.

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
As of December 31, 2024, White Mountains owned 17.9 million shares of MediaAlpha, representing a 26.6% basic ownership interest (25.4% on a fully-diluted/fully-converted basis). See Note 17 — “Equity Method Eligible Investments.” At White Mountains’s December 31, 2024 level of ownership, each $1.00 per share increase or decrease in the share price of MediaAlpha will result in an approximate $7.00 per share increase or decrease in White Mountains’s book value per share. At the December 31, 2024 share price of $11.29, the fair value of White Mountains’s investment in MediaAlpha was $201.6 million. At the December 31, 2023 share price of $11.15, the fair value of White Mountains’s investment in MediaAlpha was $254.9 million.

Other Long-Term Investments

The following tables presents the carrying values of White Mountains’s other long-term investments by reportable segment as of December 31, 2024 and 2023:

	Fair Value as of December 31, 2024
Millions	Ark/WM Outrigger	Kudu	Other	Total
Kudu’s Participation Contracts	$—	$1,008.4	$—	$1,008.4
PassportCard/DavidShield	—	—	150.0	150.0
Elementum	—	—	35.0	35.0
Other unconsolidated entities (1)	—	—	63.6	63.6
Total unconsolidated entities	—	1,008.4	248.6	1,257.0
Private equity funds and hedge funds	104.1	—	256.5	360.6
Bank loan fund	264.7	—	—	264.7
Lloyd’s trust deposits	149.9	—	—	149.9
ILS funds	—	—	74.0	74.0
Private debt instruments	—	5.6	9.3	14.9
Other	29.1	—	—	29.1
Total other long-term investments	$547.8	$1,014.0	$588.4	$2,150.2
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
(1) Includes White Mountains’s noncontrolling equity interests in certain preferred securities, private common equity securities, limited liability company units and SAFE investments.

Private Equity Funds and Hedge Funds
White Mountains invests in private equity funds and hedge funds, which are included in other long-term investments. The fair value of these investments is generally estimated using the NAV of the funds. As of December 31, 2024, White Mountains held investments in seventeen private equity funds and two hedge funds.  The largest investment in a single private equity fund or hedge fund was $59.2 million and $57.3 million as of December 31, 2024 and 2023.
The following table presents the fair value of investments and unfunded commitments in private equity funds and hedge funds by investment objective and sector as of December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
Millions	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments

Private equity funds
Aerospace/Defense/Government	$152.4	$49.3	$157.2	$17.4
Financial services	93.4	32.0	87.5	37.8
Real estate	3.7	2.4	3.9	2.5
Total private equity funds	249.5	83.7	248.6	57.7

Hedge funds
Long/short equity financials and business services	59.2	—	54.4	—
Long/short all cap global	52.0	—	—	—
European small/mid cap	—	—	9.9	—
Total hedge funds	111.2	—	64.3	—
Total private equity funds and hedge funds included in other long-term investments	$360.7	$83.7	$312.9	$57.7

Investments in private equity funds are generally subject to a lock-up period during which investors may not request a redemption. Distributions prior to the expected termination date of the fund may be limited to dividends or proceeds arising from the liquidation of the fund’s underlying investments. In addition, certain private equity funds have the option to extend the lock-up period.
The following table presents investments in private equity funds that were subject to lock-up periods as of December 31, 2024:

Millions	1 – 3 years	3 – 5 years	5 – 10 years	>10 years	Total
Private equity funds — expected lock-up period remaining	$18.0	$51.1	$159.4	$21.0	$249.5

Investors in private equity funds are generally subject to indemnification obligations outside of the capital commitment period and prior to the winding up of the fund. As of December 31, 2024 and 2023, White Mountains is not aware of any indemnification claims relating to its investments in private equity funds.
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
Bank Loan Fund
White Mountains’s other long-term investments include a bank loan fund with a fair value of $264.7 million and $194.4 million as of December 31, 2024 and 2023. The fair value of this investment is estimated using the NAV of the fund. The bank loan fund’s investment objective is to provide, on an unleveraged basis, high current income consistent with preservation of capital and low duration. The bank loan fund primarily invests in a broad portfolio of U.S. dollar-denominated, non-investment grade, floating-rate senior secured loans and may invest in other financial instruments, such as secured and unsecured corporate debt, credit default swaps, reverse repurchase agreements, synthetic indices and cash and cash equivalents.
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

Lloyd’s Trust Deposits
White Mountains’s other long-term investments include Lloyd’s trust deposits, which consist of non-U.K. deposits and Canadian comingled pooled funds. The Lloyd’s trust deposits invest primarily in short-term government securities, agency securities and corporate bonds held in trusts that are managed by Lloyd's of London. These investments are generally required of Lloyd's syndicates to protect policyholders in non-U.K. markets and are pledged into Lloyd’s trust accounts to provide a portion of the capital needed to support obligations at Lloyd’s. The fair value of the Lloyd’s trust deposits is generally estimated using the NAV of the funds. As of December 31, 2024 and 2023, White Mountains held Lloyd’s trust deposits with a fair value of $149.9 million and $158.0 million.

Insurance-Linked Securities Funds
White Mountains’s other long-term investments include ILS fund investments. The fair value of these investments is generally estimated using the NAV of the funds. As of December 31, 2024 and 2023, White Mountains held investments in ILS funds with a fair value of $74.0 million and $160.5 million.
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

Rollforward of Level 3 Investments

Level 3 measurements as of December 31, 2024 and 2023 consist of securities for which the estimated fair value has not been determined based upon quoted market price inputs for identical or similar securities. The following table presents the changes in White Mountains’s fair value measurements for Level 3 investments for the years ended December 31, 2024 and 2023:

Level 3 Investments
Millions	Other Long-term Investments		Other Long-term Investments
Balance as of December 31, 2023	$1,138.2	Balance as of December 31, 2022	$911.6
Net realized and unrealized gains	54.4	Net realized and unrealized gains	157.3
Purchases and contributions	111.5	Purchases and contributions	256.6
Sales and distributions	(41.4)	Sales and distributions	(187.3)
Transfers in	—	Transfers in	—
Transfers out	—	Transfers out	—
Balance as of December 31, 2024	$1,262.7	Balance as of December 31, 2023	$1,138.2

Fair Value Measurements — Transfers Between Levels - For Years Ended December 31, 2024 and 2023
Transfers between levels are recorded using the fair value measurement as of the end of the quarterly period in which the event or change in circumstance giving rise to the transfer occurred.
During 2024 and 2023, there were no fixed maturity investments or other long-term investments classified as Level 3 measurements in the prior period that were transferred to Level 2 measurements.
During 2024 and 2023, there were no fixed maturity investments or other long-term investments classified as Level 2 measurements in the prior period that were transferred to Level 3 measurements.

Significant Unobservable Inputs

The following tables present significant unobservable inputs used in estimating the fair value of White Mountains’s other long-term investments classified within Level 3 as of December 31, 2024 and 2023. The tables below exclude $23.4 million and $19.0 million of Level 3 other long-term investments generally valued based on recent or expected transaction prices. The fair value of investments in private equity funds and hedge funds, bank loan funds, Lloyd’s trust deposits and ILS funds are generally estimated using the NAV of the funds.

$ in Millions	December 31, 2024
Description	Valuation Technique(s) (1)	Fair Value (2)	Unobservable Inputs
			Discount Rate (5)	Terminal Cash Flow Exit Multiple (x) or Terminal Revenue Growth Rate (%) (5)
Kudu’s Participation Contracts (3)(4)	Discounted cash flow	$1,008.4	17% - 25%	7x - 22x
PassportCard/DavidShield	Discounted cash flow	$150.0	24%	4%
Elementum	Discounted cash flow	$35.0	22%	4%
Preferred securities	Discounted cash flow	$31.4	9%	N/A
Private debt instruments	Discounted cash flow	$14.5	11% - 12%	N/A
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
(4) In 2024, Kudu contributed total cash of $103.5 into new and existing Participation Contracts.
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
(4) In 2023, Kudu contributed total cash of $163.8 into new and existing Participation Contracts.
(5) As of December 31, 2023, one of Kudu’s Participation Contracts with a total fair value of $69.1 was valued using a probability weighted expected return method, which takes into account factors such as a discounted cash flow analysis, the expected value to be received in a pending sale transaction and the likelihood that a sale transaction will take place.
(6) Increases (decreases) to the discount rates in isolation would result in lower (higher) fair value measurements, while increases (decreases) to the terminal cash flow exit multiples or terminal revenue growth rates in isolation would result in higher (lower) fair value measurements.

Note 4. Goodwill and Other Intangible Assets

    White Mountains accounts for business combinations using the acquisition method. Under the acquisition method, White Mountains recognizes and measures the assets acquired, including other intangible assets, and liabilities assumed, including contingent consideration liabilities, at their estimated fair values as of the acquisition date. Goodwill represents the excess of the amount paid to acquire a business over the fair value of identifiable net assets at the acquisition date. The estimated acquisition date fair values, generally consisting of intangible assets and contingent consideration liabilities, may be recorded at provisional amounts in circumstances where the information necessary to complete the acquisition accounting is not available at the reporting date. Any such provisional amounts are finalized as measurement period adjustments within one year of the acquisition date.
The following table presents the economic life, acquisition date fair value, accumulated amortization and net carrying value for other intangible assets and goodwill as of December 31, 2024 and 2023:

$ in Millions	Weighted Average Economic Life (in years)	December 31, 2024			December 31, 2023
		Acquisition Date Fair Value	Accumulated Amortization	Net Carrying Value	Acquisition Date Fair Value	Accumulated Amortization	Net Carrying Value
Goodwill:
Ark	N/A	$116.8	$—	$116.8	$116.8	$—	$116.8
Kudu	N/A	7.6	—	7.6	7.6	—	7.6
Bamboo	N/A	270.4	—	270.4	—	—	—
Other Operations	N/A	44.4	—	44.4	44.4	—	44.4
Total goodwill		439.2	—	439.2	168.8	—	168.8
Other intangible assets:
Ark
Underwriting capacity	N/A	175.7	—	175.7	175.7	—	175.7
Kudu
Trade names	7.0	2.2	1.8	.4	2.2	1.5	.7
Bamboo
Trade names	10.0	23.5	2.3	21.2	—	—	—
Agency relationships	6.0	72.4	12.1	60.3	—	—	—
Developed technology	3.0	4.7	1.6	3.1	—	—	—
Other	0.3	.4	.4	—	—	—	—
Subtotal		101.0	16.4	84.6	—	—	—
Other Operations
Trade names	13.3	13.3	5.6	7.7	13.3	4.1	9.2
Customer relationships	11.0	24.8	13.6	11.2	24.8	10.3	14.5
Other	11.8	3.1	1.6	1.5	2.8	1.1	1.7
Subtotal		41.2	20.8	20.4	40.9	15.5	25.4
Total other intangible assets		320.1	39.0	281.1	218.8	17.0	201.8
Total goodwill and other intangible assets		$759.3	$39.0	$720.3	$387.6	$17.0	$370.6

Rollforward of Goodwill and Other Intangible Assets

The following table presents the change in goodwill and other intangible assets for the years ended December 31, 2024 and 2023:

	December 31, 2024			December 31, 2023
Millions	Goodwill	Other Intangible Assets	Total Goodwill and Other Intangible Assets	Goodwill	Other Intangible Assets	Total Goodwill and Other Intangible Assets
Beginning balance	$168.8	$201.8	$370.6	$176.5	$215.9	$392.4
Acquisitions of businesses (1)	270.4	101.0	371.4	—	—	—
Acquisitions of intangible assets (2)	—	.3	.3	—	—	—
Dispositions (2)	—	—	—	(6.7)	(6.9)	(13.6)
Measurement period adjustments (3)	—	—	—	(1.0)	—	(1.0)
Amortization	—	(22.0)	(22.0)	—	(7.2)	(7.2)
Ending balance	$439.2	$281.1	$720.3	$168.8	$201.8	$370.6
(1) Relates to the Bamboo Transaction. See Note 2 — “Significant Transactions.”
(2) Relates to acquisitions and dispositions within Other Operations.
(3) Measurement period adjustments relate to updated information about acquisition date fair values of assets acquired and liabilities assumed. Adjustments relate to acquisitions of certain consolidated Other Operating Businesses.

During the years ended December 31, 2024 and 2023, White Mountains did not recognize any impairments to goodwill and other intangible assets.

Amortization of Other Intangible Assets

Amortization expense was $22.0 million, $7.2 million and $5.2 million for the years ended December 31, 2024, 2023 and 2022.
The following table presents a schedule of White Mountains’s future amortization expense as of December 31, 2024:

Millions	Amortization Expense
2025	$20.8
2026	20.1
2027	17.9
2028	16.9
2029	16.4
2030 and years after	13.3
Total (1)	$105.4
(1) Excludes Ark’s indefinite-lived intangible assets of $175.7.

Note 5.  Loss and Loss Adjustment Expense Reserves

Loss and LAE reserves are typically comprised of case reserves for claims reported and reserves for losses that have occurred but for which claims have not yet been reported, referred to as IBNR reserves. IBNR reserves include a provision for expected future development on case reserves. Case reserves are estimated based on the experience and knowledge of claims staff regarding the nature and potential cost of each claim and are adjusted as additional information becomes known or payments are made. IBNR reserves are derived by subtracting paid loss and LAE and case reserves from estimates of ultimate loss and LAE. Actuaries estimate ultimate loss and LAE using various generally accepted actuarial methods applied to known losses and other relevant information. Like case reserves, IBNR reserves are adjusted as additional information becomes known or payments are made. Loss and LAE reserves are recognized within White Mountains’s P&C Insurance and Reinsurance, Financial Guarantee, P&C Insurance Distribution and certain Other Operations businesses.

P&C Insurance and Reinsurance

Ark establishes loss and LAE reserves that are estimates of amounts needed to pay claims and related expenses in the future for insured events that have already occurred. Ark’s process of estimating reserves involves a considerable degree of judgment by management and, as of any given date, is inherently uncertain.
WM Outrigger Re entered into a quota share agreement with GAIL to provide collateralized reinsurance protection on Ark’s Bermuda global property catastrophe excess of loss portfolio written in the 2023 underwriting year. Ark renewed its quota share reinsurance agreement with WM Outrigger Re for the 2024 and 2025 underwriting years. WM Outrigger Re’s quota share reinsurance agreement with GAIL, including its loss and LAE reserves, eliminates in White Mountains’s consolidated financial statements.
Loss and LAE are categorized by the year in which the policy is underwritten (the year of account, or underwriting year) for purposes of Ark’s claims management and estimation of the ultimate loss and LAE reserves. For purposes of Ark’s reporting under GAAP, loss and LAE are categorized by the year in which the claim is incurred (the accident year).
Ultimate loss and LAE are generally determined by extrapolation of claims emergence and settlement patterns observed in the past that can reasonably be expected to persist into the future. In forecasting ultimate loss and LAE for any line of business, past experience with respect to that line of business is the primary resource, but cannot be relied upon in isolation. Ark’s own experience, particularly claims development experience, such as trends in case reserves, payments on and closings of claims, as well as changes in business mix and coverage limits, is the most important information for estimating its loss and LAE reserves. External data, available from organizations such as the Lloyd’s Market Association, consulting firms and other insurance and reinsurance companies, is used to supplement or corroborate Ark’s own experience. External data can be especially useful for estimating costs on newer lines of business. Ultimate loss and LAE for major losses and catastrophes are estimated based on the known and expected exposures to the loss event, rather than simply relying on the extrapolation of reported and settled claims.
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
Uncertainties in estimating ultimate loss and LAE are magnified by the time lag between when a claim actually occurs and when it is reported and eventually settled. This time lag is sometimes referred to as the “claim-tail.” The claim-tail for reinsurance and insurance obtained through brokers, MGAs and reinsurance intermediaries (collectively, the “insurance and reinsurance intermediaries”) is further extended because claims are first reported to either the original primary insurance company or the insurance and reinsurance intermediaries. The claim-tail for most property coverages is typically short (usually a few days up to a few months). Settlements for casualty/liability coverages can extend for long periods of time as claims are often reported and ultimately paid or settled years after the related loss events occur. During the long claims reporting and settlement period, additional facts regarding coverages written in prior years of account, as well as about actual claims and trends, may become known and, as a result, Ark may adjust its reserves. The inherent uncertainties of estimating loss and LAE reserves are increased by the diversity of loss development patterns among different types of reinsurance treaties, facultative contracts or direct insurance contracts, the necessary reliance on the ceding companies and insurance and reinsurance intermediaries for information regarding reported claims and the differing reserving practices among ceding companies and insurance and reinsurance intermediaries.
If management determines that an adjustment is appropriate, the adjustment is booked in the accounting period in which such determination is made. Accordingly, should reserves need to be increased or decreased in the future from amounts currently established, future results of operations would be negatively or positively impacted.

In determining ultimate loss and LAE, the cost to indemnify claimants, provide needed legal defense and other services for insureds and administer the investigation and adjustment of claims are considered. These claims costs are influenced by many factors that change over time, such as expanded coverage definitions as a result of new court decisions, inflation in costs to repair or replace damaged property, inflation in the cost of medical services and legislated changes in statutory benefits, as well as by the unique facts that pertain to each claim. As a result, the rate at which claims arose in the past and the costs to settle them may not always be representative of what will occur in the future. The factors influencing changes in claims costs are often difficult to isolate or quantify and developments in paid and incurred losses from historical trends are frequently subject to multiple and conflicting interpretations. Changes in coverage terms or claims handling practices may also cause future experience and/or development patterns to vary from the past. A key objective of actuaries in developing estimates of ultimate loss and LAE and resulting IBNR reserves is to identify aberrations and systemic changes occurring within historical experience and accurately adjust for them so that the future can be projected more reliably. Because of the factors previously discussed, this process requires the use of informed judgment and is inherently uncertain.
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
For loss and LAE reserves as of December 31, 2024, Ark considers that the impact of the various reserving factors, as described below, on future paid losses would be similar to the impact of those factors on historical paid losses.
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

Property and Accident & Health
Ark’s property and accident & health reserving line of business contains short-tail exposures. As such, reserving for these classes generally involves less uncertainty given the speed of settlement.
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

Specialty
Ark’s specialty portfolio is comprised of a diverse portfolio of insurance and reinsurance subclasses of business including aviation, space, political and credit, cyber, terrorism and political violence, nuclear, fine art & specie, surety and mortgage. Certain subclasses of business are exposed to both catastrophe events and man-made loss events; for example, terrorism, war and war-like actions, political violence and space. Although these subclasses have different coverages and exposures, they are all short-tail in nature and have similar reserving features.

Casualty-Active and Casualty-Runoff
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

Loss and Loss Adjustment Expense Reserve Summary

The following table summarizes the loss and LAE reserve activity of the Ark/WM Outrigger segment for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
Millions	2024	2023	2022
Gross beginning balance	$1,605.1	$1,296.5	$894.7
Less: beginning reinsurance recoverable on unpaid losses (1)	(340.8)	(505.0)	(428.9)
Net loss and LAE reserves	1,264.3	791.5	465.8

Loss and LAE incurred relating to:
Current year losses	914.4	706.9	588.1
Prior year losses	(58.6)	19.9	(51.7)
Net incurred loss and LAE	855.8	726.8	536.4

Loss and LAE paid relating to:
Current year losses	(109.2)	(51.3)	(98.9)
Prior year losses	(307.5)	(356.6)	(158.6)
Net paid loss and LAE	(416.7)	(407.9)	(257.5)

Change in TPC Providers’ participation (2)	—	145.4	57.5
Foreign currency translation and other adjustments to loss and LAE reserves	(10.3)	8.5	(10.7)

Net ending balance	1,693.1	1,264.3	791.5
Plus: ending reinsurance recoverable on unpaid losses (3)	434.4	340.8	505.0
Gross ending balance	$2,127.5	$1,605.1	$1,296.5
(1) The beginning reinsurance recoverable on unpaid losses includes amounts attributable to TPC Providers of $145.4 and $276.8 as of January 1, 2023 and 2022.
(2) Amount represents the impact to net loss and LAE reserves due to a change in the TPC Providers’ participation related to the annual RITC process.
(3) The ending reinsurance recoverable on unpaid losses includes amounts attributable to TPC Providers of $145.4 as of December 31, 2022.

During the year ended December 31, 2024, the Ark/WM Outrigger segment experienced $58.6 million of net favorable prior year loss reserve development. The net favorable prior year loss reserve development was driven primarily by the specialty ($34.3 million) and property and accident & health ($29.2 million) reserving lines of business, partially offset by net unfavorable development in the casualty-active ($4.5 million) reserving line of business. The net favorable prior year loss reserve development was driven primarily by positive claims experience in specialty for the 2023 and 2019 accident years and in property and accident & health for the 2023 accident year.

During the year ended December 31, 2023, the Ark/WM Outrigger segment experienced $19.9 million of net unfavorable prior year loss reserve development. The net unfavorable prior year loss reserve development was driven primarily by the property and accident & health ($41.7 million) reserving line of business, partially offset by net favorable prior year loss reserve development within the specialty ($11.9 million) and casualty–runoff ($6.0 million) reserving lines of business. The net unfavorable prior year loss reserve development in the property and accident & health reserving line of business was driven primarily by Hurricane Ian and Winter Storm Elliott within the 2022 accident year. The net favorable prior year loss reserve development in specialty and casualty-runoff was driven primarily by positive claims experience for the 2021 and 2020 accident years.
During the year ended December 31, 2022, The Ark/WM Outrigger segment experienced $51.7 million of net favorable prior year loss reserve development. The net favorable prior year loss reserve development was driven primarily by the property and accident & health ($20.8 million), marine & energy ($18.8 million) and specialty ($12.7 million) reserving lines of business. The net favorable prior year loss reserve development in property and accident & health, marine & energy and specialty was driven primarily by positive claims experience for the 2021 accident year.
The following table summarizes the unpaid loss and LAE reserves, net of reinsurance recoverables on unpaid losses, for each of the Ark/WM Outrigger segment’s major reserving lines of business as of December 31, 2024 and 2023:

	Year Ended December 31,
Millions	2024	2023
Property and Accident & Health (1)	$533.6	$358.7
Marine & Energy	463.1	331.7
Specialty	417.0	339.7
Casualty-Active	178.0	137.1
Casualty-Runoff	66.5	81.3
WM Outrigger Re	34.9	15.8
Unpaid loss and LAE reserves, net of reinsurance recoverables on unpaid losses (1)	1,693.1	1,264.3
Plus: Reinsurance recoverables on unpaid losses
Property and Accident & Health (2)	121.5	126.9
Marine & Energy	180.1	59.1
Specialty	51.3	77.6
Casualty-Active	80.7	74.8
Casualty-Runoff	.8	2.4
Total Reinsurance recoverables on unpaid losses (2)	434.4	340.8
Total unpaid loss and LAE reserves	$2,127.5	$1,605.1
(1) The amounts exclude $3.1 ceded by Ark to WM Outrigger Re as of December 31, 2024, which eliminates in White Mountains’s consolidated financial statements.
(2) The amounts exclude $31.8 and $15.6 ceded by Ark to WM Outrigger Re as of December 31, 2024 and 2023, which eliminate in White Mountains’s consolidated financial statements.

The following five tables cover each of Ark’s property and accident & health, marine & energy, specialty, casualty-active and casualty-runoff reserving lines of business and are presented net of reinsurance, which includes the impact of whole-account quota-share reinsurance arrangements related to TPC Providers. Each of the five tables includes three sections as follows:
The top section of the table presents, for each of the previous 10 accident years: (1) cumulative total undiscounted incurred loss and LAE as of each of the previous 10 year-end evaluations, (2) total IBNR plus expected development on reported claims as of December 31, 2024 and (3) the cumulative number of reported claims as of December 31, 2024.
The middle section of the table presents cumulative paid loss and LAE for each of the previous 10 accident years as of each of the previous 10 year-end evaluations. Also included in this section is a calculation of the loss and LAE reserves as of December 31, 2024, which is then included in the reconciliation to the consolidated balance sheet presented above. The total unpaid loss and LAE reserves as of December 31, 2024 are calculated as the cumulative incurred loss and LAE from the top section less the cumulative paid loss and LAE from the middle section, plus any outstanding liabilities from accident years prior to 2014.

The bottom section of the table is supplementary information about the average historical claims duration as of December 31, 2024. It shows the weighted average annual percentage payout of incurred loss and LAE by accident year as of each age. For example, the first column is calculated as the incremental paid loss and LAE in the first calendar year for each given accident year (e.g. calendar year 2024 for accident year 2024, calendar year 2023 for accident year 2023) divided by the cumulative incurred loss and LAE as of December 31, 2024 for that accident year. The resulting ratios are weighted using cumulative incurred loss and LAE as of December 31, 2024.

Property and Accident & Health
$ in Millions
	Incurred Loss and LAE, Net of Reinsurance
	For the Years Ended December 31,										As of December 31, 2024
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	Total IBNR plus expected development on reported claims	Cumulative number of reported claims
	Unaudited
2015	$19.1	$18.1	$17.2	$16.2	$16.0	$16.0	$15.8	$15.7	$16.0	$16.1	$.1	2,829
2016		22.2	17.5	18.2	18.4	18.3	18.5	18.5	18.5	18.5	.2	3,433
2017			31.1	37.7	$45.2	44.2	42.8	42.3	43.8	43.4	15.8	4,624
2018				40.7	$47.1	49.0	46.7	46.8	46.3	46.4	1.9	4,288
2019					33.9	31.2	27.0	23.8	23.2	22.8	.6	4,024
2020						76.9	75.1	74.5	77.6	79.5	9.9	4,646
2021							170.0	153.7	165.3	168.0	7.5	3,509
2022								241.5	266.9	277.3	12.9	4,044
2023									213.9	176.1	77.3	3,598
2024										359.5	202.7	3,614
									Total	$1,207.6

Property and Accident & Health
Millions
	Cumulative Paid Loss and LAE, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	Unaudited
2015	$6.9	$12.2	$13.4	$14.6	$14.5	$14.8	$15.0	$15.0	$15.4	$15.6
2016		8.5	13.0	16.3	16.7	16.8	17.1	17.7	17.9	18.1
2017			16.8	25.7	31.5	32.7	29.4	27.1	25.4	28.2
2018				15.6	32.2	40.1	40.0	40.8	42.8	43.6
2019					6.8	16.7	18.3	18.5	19.3	20.6
2020						11.2	33.9	46.9	55.6	66.5
2021							30.7	86.5	129.8	142.7
2022								69.4	191.9	229.4
2023									19.9	52.9
2024										54.8
									Total	672.4
All outstanding liabilities before 2015, net of reinsurance										1.5
Loss and LAE reserves, net of reinsurance										$536.7

Property and Accident & Health
	Average Annual Percentage Payout of Incurred Loss and LAE by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5	6	7	8	9	10
	23.8%	32.8%	18.3%	6.4%	2.8%	1.3%	0.5%	0.8%	0.1%	0.1%

Marine & Energy
$ in Millions
	Incurred Loss and LAE, Net of Reinsurance
	For the Years Ended December 31,										As of December 31, 2024
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	Total IBNR plus expected development on reported claims	Cumulative number of reported claims
	Unaudited
2015	$21.7	$17.4	$16.1	$13.3	$12.7	$12.8	$12.7	$12.9	$12.7	$12.7	$—	3,243
2016		23.4	19.5	15.6	14.6	14.3	14.8	14.1	13.6	13.3	—	3,772
2017			26.0	19.3	17.6	16.9	16.6	15.8	16.0	16.1	.4	4,139
2018				25.4	19.9	17.4	17.8	17.3	17.7	16.7	.2	3,238
2019					23.7	21.6	21.6	21.4	21.9	21.2	.5	2,393
2020						29.7	27.1	28.5	27.4	27.1	.8	1,582
2021							86.2	69.3	67.3	74.5	4.0	1,505
2022								149.7	153.6	156.0	31.9	1,968
2023									197.0	188.2	115.9	2,138
2024										239.9	182.6	1,485
									Total	$765.7

Marine & Energy
Millions
	Cumulative Paid Loss and LAE, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	Unaudited
2015	$4.0	$7.8	$9.6	$11.0	$10.4	$10.5	$10.9	$11.5	$11.6	$11.6
2016		5.5	10.0	12.6	13.0	13.1	13.7	13.4	13.4	13.4
2017			5.1	11.1	12.8	14.0	14.1	14.1	14.0	14.3
2018				2.6	12.4	13.9	14.6	15.3	15.3	15.4
2019					3.3	10.6	12.6	14.3	15.3	18.1
2020						3.1	12.7	16.0	18.5	21.9
2021							6.3	24.3	38.2	51.9
2022								12.2	66.2	97.7
2023									10.5	42.1
2024										20.9
									Total	307.3
All outstanding liabilities before 2015, net of reinsurance										4.7
Loss and LAE reserves, net of reinsurance										$463.1

Marine & Energy
	Average Annual Percentage Payout of Incurred Loss and LAE by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5	6	7	8	9	10
	12.9%	30.5%	19.5%	8.0%	4.9%	6.9%	0.3%	0.4%	(0.3)%	0.1%

Specialty
$ in Millions
	Incurred Loss and LAE, Net of Reinsurance
	For the Years Ended December 31,										As of December 31, 2024
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	Total IBNR plus expected development on reported claims	Cumulative number of reported claims
	Unaudited
2015	$17.3	$14.6	$12.3	$10.7	$11.0	$11.2	$11.1	$8.9	$8.1	$11.3	$.3	1,841
2016		18.2	14.3	10.9	11.3	11.8	11.8	8.9	8.5	12.3	.4	1,936
2017			17.9	12.8	11.9	11.4	11.6	10.6	10.3	10.9	.4	2,195
2018				14.4	16.2	16.6	15.9	14.8	15.7	16.6	.4	2,122
2019					21.6	19.4	18.6	25.6	30.1	19.9	.3	2,387
2020						23.7	22.8	18.6	19.5	16.7	.9	2,017
2021							70.3	62.1	51.4	43.8	10.0	1,725
2022								180.3	174.8	168.4	77.0	1,496
2023									214.5	197.4	94.4	1,641
2024										218.7	141.6	1,292
									Total	$716.0

Specialty
Millions
	Cumulative Paid Loss and LAE, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	Unaudited
2015	$4.0	$7.0	$7.6	$8.0	$8.0	$8.1	$8.1	$6.4	$6.2	$9.3
2016		3.2	7.9	9.1	9.9	10.3	10.3	8.5	8.3	11.7
2017			3.1	6.5	8.3	8.5	8.5	9.2	8.9	9.6
2018				2.7	8.2	9.9	10.4	11.8	13.0	14.1
2019					4.8	6.9	7.4	18.2	25.1	17.6
2020						5.0	10.5	12.9	17.7	17.7
2021							5.0	23.9	35.5	34.6
2022								16.0	61.7	82.5
2023									18.4	75.2
2024										27.3
									Total	299.6
All outstanding liabilities before 2015, net of reinsurance										.6
Loss and LAE reserves, net of reinsurance										$417.0

Specialty
	Average Annual Percentage Payout of Incurred Loss and LAE by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5	6	7	8	9	10
	19.3%	30.8%	10.9%	4.9%	7.3%	2.5%	1.5%	1.8%	(1.3)%	1.1%

Casualty-Active
$ in Millions
	Incurred Loss and LAE, Net of Reinsurance
	For the Years Ended December 31,										As of December 31, 2024
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	Total IBNR plus expected development on reported claims	Cumulative number of reported claims
	Unaudited
2015	$9.6	$9.7	$8.2	$8.1	$7.4	$7.1	$7.0	$7.3	$7.5	$7.4	$.5	1,306
2016		8.8	8.3	8.9	9.0	9.1	9.2	9.2	10.1	11.8	.5	1,588
2017			11.5	11.7	10.8	9.3	9.0	10.5	10.6	10.9	.8	1,667
2018				12.9	13.3	11.1	10.8	8.6	9.1	9.4	1.1	1,147
2019					14.8	13.7	12.3	10.6	11.4	13.0	1.7	1,019
2020						13.5	12.0	10.8	9.2	8.8	2.0	665
2021							21.4	22.4	16.6	16.3	6.4	961
2022								32.9	38.0	34.6	27.9	1,558
2023									60.9	65.9	57.4	1,792
2024										59.5	54.9	1,170
									Total	$237.6

Casualty-Active
Millions
	Cumulative Paid Loss and LAE, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	Unaudited
2015	$1.8	$2.4	$3.2	$4.4	$4.7	$4.9	$5.1	$5.5	$6.1	$6.3
2016		.2	1.0	2.3	4.0	4.6	5.3	6.5	8.1	9.7
2017			.8	1.7	2.7	3.4	4.2	5.7	7.5	8.3
2018				.3	1.4	3.5	4.3	4.3	6.2	7.1
2019					.3	1.4	2.3	3.0	5.7	8.3
2020						.5	1.0	2.0	3.3	5.3
2021							.5	.9	3.1	9.6
2022								.4	1.5	2.4
2023									.9	5.6
2024										1.9
									Total	64.5
All outstanding liabilities before 2015, net of reinsurance										4.9
Loss and LAE reserves, net of reinsurance										$178.0

Casualty-Active
	Average Annual Percentage Payout of Incurred Loss and LAE by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5	6	7	8	9	10
	4.4%	8.4%	11.6%	14.4%	9.5%	11.7%	6.3%	4.8%	3.7%	3.1%

Casualty-Runoff
$ in Millions
	Incurred Loss and LAE, Net of Reinsurance
	For the Years Ended December 31,										As of December 31, 2024
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	Total IBNR plus expected development on reported claims	Cumulative number of reported claims
	Unaudited
2015	$36.4	$31.9	$33.1	$36.6	$36.3	$37.3	$36.7	$39.1	$40.2	$39.4	$1.9	1,950
2016		32.4	32.1	40.3	38.4	38.7	38.4	37.6	37.3	37.4	2.0	2,150
2017			30.5	33.8	31.3	32.0	31.5	29.8	28.2	28.4	2.3	1,604
2018				33.5	28.1	27.2	26.5	26.1	27.9	27.7	3.4	1,280
2019					26.4	23.2	23.3	24.8	23.5	23.6	5.2	973
2020						15.8	12.2	13.8	10.9	9.5	2.9	567
2021							10.4	7.0	5.4	4.5	1.8	283
2022								.8	2.6	2.5	1.6	80
2023									2.7	3.6	2.4	40
2024										1.3	.7	22
									Total	$177.9

Casualty-Runoff
Millions
	Cumulative Paid Loss and LAE, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	Unaudited
2015	$4.3	$8.2	$14.5	$21.4	$24.6	$27.3	$28.9	$33.0	$35.3	$35.8
2016		3.9	10.1	17.7	22.7	25.3	27.8	28.7	30.9	32.4
2017			3.2	9.4	14.6	18.4	21.3	22.5	22.8	23.5
2018				3.4	7.4	12.6	14.9	16.2	18.2	21.3
2019					3.3	5.8	7.8	12.1	15.1	15.8
2020						.8	1.3	3.1	6.0	6.3
2021							.5	1.7	1.8	2.3
2022								.3	.5	.7
2023									.9	1.0
2024										.5
									Total	139.6
All outstanding liabilities before 2015, net of reinsurance										28.2
Loss and LAE reserves, net of reinsurance										$66.5

Casualty-Runoff
	Average Annual Percentage Payout of Incurred Loss and LAE by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5	6	7	8	9	10
	8.8%	14.1%	15.6%	14.8%	8.5%	6.8%	5.9%	4.1%	3.1%	2.0%

Financial Guarantee

As of December 31, 2024 and 2023, HG Re did not have any outstanding loss and LAE reserves. For the years ended December 31, 2024, 2023 and 2022, HG Re did not recognize any incurred loss and LAE. For the year ended December 31, 2024, HG Re recognized gross incurred loss and LAE of $0.3 million related to a delinquent payment by a reinsured BAM policyholder. Net of recoveries, HG Re recognized no incurred loss and LAE.
As of December 31, 2023, which was prior to its deconsolidation, BAM did not have any outstanding loss and LAE reserves.

P&C Insurance Distribution

As of December 31, 2024, Bamboo Captive recorded loss and LAE reserves of $17.8 million. For the year ended year December 31, 2024, Bamboo Captive recognized incurred loss and LAE of $20.6 million.

Other Operations

As of December 31, 2024, Bamboo CRV recorded loss and LAE reserves of $12.1 million. For the year ended December 31, 2024, Bamboo CRV recognized incurred loss and LAE of $12.1 million.

Note 6.  Third-Party Reinsurance

P&C Insurance and Reinsurance

In the normal course of business, Ark may seek to limit losses that arise from catastrophes or other events by reinsuring certain risks with third-party reinsurers. Ark remains liable for risks reinsured in the event that the reinsurer does not honor its obligations under reinsurance contracts. The following table summarizes the effects of reinsurance on written and earned premiums and on loss and LAE for the Ark/WM Outrigger segment for the years ended December 31, 2024, 2023 and 2022.

	Year Ended December 31,
Millions	2024		2023		2022
Written premiums:
Direct	$1,101.5		$931.9		$760.4
Assumed	1,105.5		966.5		691.6
Gross written premiums	2,207.0		1,898.4		1,452.0
Ceded	(527.9)	(1)	(377.5)	(1)	(256.8)
Net written premiums	$1,679.1		$1,520.9		$1,195.2
Earned premiums:
Direct	$1,004.2		$848.1		$655.5
Assumed	1,088.2		925.6		668.7
Gross earned premiums	2,092.4		1,773.7		1,324.2
Ceded	(504.6)	(2)	(364.0)	(2)	(280.8)
Net earned premiums	$1,587.8		$1,409.7		$1,043.4
Loss and LAE:
Gross	$1,056.7		$782.5		$814.9
Ceded	(200.9)	(3)	(55.7)	(3)	(278.5)
Net loss and LAE	$855.8		$726.8		$536.4
(1) The years ended December 31, 2024 and 2023 exclude $86.5 and $110.0 ceded by Ark to WM Outrigger Re, which eliminate in White Mountains’s consolidated financial statements.
(2) The years ended December 31, 2024 and 2023 exclude $88.0 and $104.3 ceded by Ark to WM Outrigger Re, which eliminate in White Mountains’s consolidated financial statements.
(3) The years ended December 31, 2024 and 2023 exclude $29.9 and $15.6 ceded by Ark to WM Outrigger Re, which eliminate in White Mountains’s consolidated financial statements.

The following table presents the Ark/WM Outrigger segment’s reinsurance recoverables as of December 31, 2024 and December 31, 2023:

Millions	December 31, 2024	December 31, 2023
Reinsurance recoverables on unpaid losses (1)	$434.4	$340.8
Reinsurance recoverables on paid losses (2)	57.5	27.4
Ceded unearned premiums (3)	97.1	73.8
Reinsurance recoverables	$589.0	$442.0
(1) The reinsurance recoverables on unpaid losses exclude $31.8 and $15.6 ceded by Ark to WM Outrigger Re as of December 31, 2024 and 2023, which eliminate in White Mountains’s consolidated financial statements.
(2) The reinsurance recoverables on paid losses exclude $3.1 ceded by Ark to WM Outrigger Re as of December 31, 2024, which eliminates in White Mountains’s consolidated financial statements.
(3) The ceded unearned premiums exclude $4.3 and $5.7 ceded by Ark to WM Outrigger Re as of December 31, 2024 and 2023, which eliminate in White Mountains’s consolidated financial statements.

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
The following table presents the Ark/WM Outrigger segment’s gross and net reinsurance recoverables by the reinsurers’ A.M. Best Company, Inc (“A.M. Best”) ratings as of December 31, 2024:

$ in Millions	As of December 31, 2024
A.M. Best Rating (1)	Gross		Collateral		Net	% of Total
A+ or better	$310.3		$—		$310.3	74.3%
A- to A	98.5		—		98.5	23.6
B++ or lower and not rated	83.1	(2)	74.5	(2)	8.6	2.1
Total	$491.9		$74.5		$417.4	100.0%
(1) A.M. Best financial strength ratings as detailed above are: “A+ or better” (Superior) “A- to A” (Excellent), “B++” (Good).
(2) Excludes $34.9 ceded by Ark to WM Outrigger Re as of December 31, 2024, which eliminates in White Mountains’s consolidated financial statements.

Reinsurance Contracts Accounted for as Deposits

Ark has an aggregate excess of loss contract with SiriusPoint, which is accounted for using the deposit method and recorded within other assets. Ark earns an annual crediting rate of 3.0%, which is recorded within other revenue. As of December 31, 2024 and 2023, the carrying value of Ark’s deposit in SiriusPoint, including accrued interest, was $20.4 million. Effective in January 2025, the SiriusPoint contract was commuted.

Note 7. Debt

The following table presents White Mountains’s debt outstanding as of December 31, 2024 and 2023:

		Effective		Effective
$ in Millions	December 31, 2024	Rate (1)	December 31, 2023	Rate (1)
Ark 2007 Subordinated Notes, carrying value	$—		$30.0
Ark 2021 Subordinated Notes Tranche 1	41.1		42.7
Ark 2021 Subordinated Notes Tranche 2	47.0		47.0
Ark 2021 Subordinated Notes Tranche 3	70.0		70.0
Unamortized issuance cost	(3.6)		(4.2)
Ark 2021 Subordinated Notes, carrying value	154.5		155.5
Total Ark Subordinated Notes, carrying value	154.5	11.8%	185.5	11.0%
HG Global Senior Notes (2)	150.0		150.0
Unamortized discount and issuance cost	(2.6)		(3.1)
HG Global Senior Notes, carrying value	147.4	11.8%	146.9	11.9%
Kudu Credit Facility (2)	245.3		210.3
Unamortized issuance cost	(6.7)		(6.5)
Kudu Credit Facility, carrying value	238.6	10.3%	203.8	10.1%
Other Operations debt	22.4		28.9
Unamortized issuance cost	(.4)		(.5)
Other Operations debt, carrying value	22.0	10.2%	28.4	10.2%
Total debt	$562.5		$564.6
(1) Effective rate includes the effect of the amortization of debt issuance costs and the original issue discount.
(2) Effective rate excludes the effect of the interest rate caps. See Note 9 — “Derivatives.”

The following table presents a schedule of contractual repayments of White Mountains’s debt as of December 31, 2024:

Millions	December 31, 2024
Due in one year or less	$6.7
Due in two to three years	27.0
Due in four to five years	30.0
Due after five years	512.1
Total	$575.8

Ark Subordinated Notes

In March 2007, GAIL issued $30.0 million face value of floating rate unsecured junior subordinated deferrable interest notes to Alesco Preferred Funding XII Ltd., Alesco Preferred Funding XIII Ltd. and Alesco Preferred Funding XIV Ltd (the “Ark 2007 Subordinated Notes”). The Ark 2007 Subordinated Notes, which had a maturity date of June 2037, accrued interest at a floating rate equal to the three-month U.S. London Inter-Bank Offered Rate (“LIBOR”) plus 4.6% per annum. During 2024, Ark repaid the outstanding balance of $30.0 million and extinguished the Ark 2007 Subordinated Notes.
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
If the payments of principal and interest under the Ark 2021 Subordinated Notes become subject to tax withholding on behalf of Bermuda or any political subdivision there, the Ark 2021 Subordinated Notes require the payment of additional amounts such that the amount received by the noteholders is the same as would have been received absent the tax withholding being imposed. The Ark 2021 Subordinated Notes Tranche 3 require the payment of additional interest of 1.0% per annum upon the occurrence of a premium load event until such event is remedied. Premium load events include the failure to meet payment obligations of the Ark 2021 Subordinated Notes Tranche 3 when due, failure of GAIL to maintain an investment grade credit rating, failure of GAIL to maintain 120% of its Bermuda solvency capital requirement, failure of GAIL to maintain a debt to capital ratio below 40%, late filing of GAIL’s or Ark’s financial information and making a restricted payment or distribution on GAIL’s common stock or other securities that rank junior or pari passu with the Ark 2021 Subordinated Notes Tranche 3 when a different premium load event exists or will be caused by the restricted payment. As of December 31, 2024, there were no premium load events.
As of December 31, 2024, the Ark 2021 Subordinated Notes Tranche 1 had an outstanding balance of €39.1 million ($41.1 million based upon the foreign exchange spot rate as of December 31, 2024), the Ark 2021 Subordinated Notes Tranche 2 had an outstanding balance of $47.0 million and the Ark 2021 Subordinated Notes Tranche 3 had an outstanding balance of $70.0 million.
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
As of January 1, 2024, the ING LOC Facility was undrawn, and the availability period expired. Ark did not renew the credit facility. As of December 31, 2024, the Citibank LOC Facility had an outstanding balance of $101.7 million and cash and investments pledged as collateral of $141.1 million. As of December 31, 2024, the Lloyds LOC Facility had an outstanding balance of $42.7 million and cash and investments pledged as collateral of $67.1 million. Ark’s uncommitted secured standby letter of credit facility agreements contain various representations, warranties as well as affirmative and negative covenants that White Mountains considers to be customary for such borrowings.

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
On June 16, 2022, HG Global entered into an interest rate cap agreement, effective on July 25, 2022, to limit its exposure to the risk of interest rate increases on the HG Global Senior Notes (the “HG Global 2022 Interest Rate Cap”). Under the HG Global 2022 Interest Rate Cap, the notional amount is $150.0 million, the maximum interest rate is 9.76% per annum and the termination date is July 25, 2025. On August 22, 2024, HG Global entered into a new interest rate cap agreement, effective upon the termination of the prior interest rate cap (the “HG Global 2024 Interest Rate Cap”). Under the HG Global 2024 Interest Rate Cap, the initial notional amount is $150.0 million, the maximum interest rate is 10.76% per annum and the termination date is July 25, 2028. See Note 9 — “Derivatives.”
The HG Global Senior Notes require HG Global to maintain an interest reserve account of eight times the interest accrued for the most recent quarterly interest period, subject to a maximum required balance of $29.3 million as of December 31, 2024. As of December 31, 2024 and 2023, the interest reserve account held short-term investments of $29.3 million and $30.4 million.
The HG Global Senior Notes are secured by the capital stock and other equity interests of HG Global’s subsidiaries, the interest reserve account and all cash and non-cash proceeds from such collateral. The HG Global Senior Notes contain various affirmative and negative covenants that White Mountains considers to be customary for such borrowings.
If the payment of principal and interest under the HG Global Senior Notes becomes subject to tax withholding on behalf of a relevant governmental authority for certain indemnified taxes, the HG Global Senior Notes require the payment of additional amounts such that the amount received by the noteholders is the same as would have been received absent the tax withholding being imposed. The HG Global Senior Notes require the payment of additional interest of 1.0% per annum if the HG Global Senior Notes receive a non-investment grade rating or are no longer rated. As of December 31, 2024, the HG Global Senior Notes had an investment grade rating.
As of December 31, 2024, the HG Global Senior Notes had an outstanding balance of $150.0 million.

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
Through June 2023, interest on the Kudu Credit Facility accrued at a floating interest rate equal to the greater of the three-month LIBOR or 0.25%, plus in each case, 4.30% per annum. Effective July 2023, the Kudu Credit Facility accrued interest at a floating interest rate equal to the three-month SOFR plus a SOFR benchmark adjustment of 0.26% and a stated margin of 4.30% per annum. Under the amended terms, effective July 2024, the Kudu Credit Facility will accrue interest at a floating interest rate equal to the three-month SOFR plus a stated margin of 4.45% per annum with no SOFR benchmark adjustment.
On September 17, 2024, Kudu entered into an interest rate cap agreement, effective on September 30, 2024, to limit its exposure to the risk of interest rate increases on the Kudu Credit Facility (the “Kudu Interest Rate Cap”). Under the Kudu Interest Rate Cap, the notional amount is $150.0 million, the maximum interest rate is 8.95% per annum and the termination date is September 30, 2027. See Note 9 — “Derivatives.”
The Kudu Credit Facility requires Kudu to maintain an interest reserve account of four times the interest accrued for the most recent quarterly interest period. As of December 31, 2024 and 2023, the interest reserve account held short-term investments of $15.1 million and $14.9 million.
The Kudu Credit Facility requires Kudu to maintain a maximum ratio of the outstanding balance to the sum of the fair market value of Kudu’s other long-term investments and cash held in certain accounts (the “LTV Percentage”) for annual periods after the June 28, 2024 effective date of the amendment as follows: 50% in years 0-3, 40% in years 4-5, 25% in years 6-7, 15% in years 8-10 and 0% thereafter. As of December 31, 2024, Kudu had a 23.6% LTV Percentage.
Kudu may borrow undrawn balances until June 28, 2027, subject to customary terms and conditions, to the extent the amount borrowed under the Kudu Credit Facility does not exceed the borrowing base, which is equal to 35% of the fair value of Kudu’s qualifying Participation Contracts.

The following table presents the change in debt under the Kudu Credit Facility for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
Millions	2024	2023	2022
Kudu Credit Facility
Beginning balance	$210.3	$215.2	$225.4
Term loans
Borrowings	35.0	12.0	35.0
Repayments	—	(16.9)	(45.2)
Ending balance	$245.3	$210.3	$215.2

The Kudu Credit Facility is secured by all property of the loan parties and contains various representations, warranties as well as affirmative and negative covenants that White Mountains considers to be customary for such borrowings.

Other Operations Debt

As of December 31, 2024, White Mountains’s Other Operations had debt with an outstanding balance of $22.4 million, which consisted of four secured credit facilities (collectively, “Other Operations debt”).

Compliance

As of December 31, 2024, White Mountains was in compliance, in all material respects, with all of the covenants under its debt instruments.

Interest

Total interest expense incurred by White Mountains for its indebtedness was $60.8 million, $62.7 million and $40.3 million for the years ended December 31, 2024, 2023 and 2022. Total interest paid by White Mountains for its indebtedness was $61.0 million, $42.2 million and $30.5 million for the years ended December 31, 2024, 2023 and 2022.

Note 8. Income Taxes

The Company has subsidiaries and branches that operate in various other jurisdictions around the world and are subject to tax in the jurisdictions in which they operate. As of December 31, 2024, the primary jurisdictions in which the Company’s subsidiaries and branches operated and were subject to tax include Israel, Luxembourg, the United Kingdom and the United States.
The Company and its Bermuda-domiciled subsidiaries were not subject to income tax in Bermuda in 2024 and prior years. On December 27, 2023, Bermuda enacted a 15% corporate income tax that became effective on January 1, 2025. The Bermuda legislation defers the effective date for five years for Bermuda companies in consolidated groups that meet certain requirements. White Mountains expects to meet the requirements to be exempt from the Bermuda corporate income tax until January 1, 2030. The Bermuda legislation also provides for an economic transition adjustment that will reduce future years’ taxable income. Under GAAP, this economic transition adjustment was required to be recognized as a net deferred tax asset as of December 31, 2024. Accordingly, White Mountains’s net income for 2023 included a net deferred tax benefit of $68.0 million, of which $51.0 million was recorded at Ark and $17.0 million was recorded at HG Global. As of July 1, 2024, White Mountains no longer consolidates BAM. As a result of the deconsolidation, the BAM Surplus Notes are recorded at fair value, which resulted in the reversal of a $5.0 million deferred tax liability related to the economic transition adjustment, generating a $5.0 million tax benefit in the third quarter of 2024.
For the year ended December 31, 2024, certain of the Company’s subsidiaries were subject to the global minimum tax regime of the Organization for Economic Cooperation and Development (“OECD”) Pillar Two initiative, as enacted by Luxembourg and the United Kingdom in their respective domestic laws. The Pillar Two initiative includes a set of model rules that are generally designed to impose a top-up tax on a large multinational enterprise group to the extent the group is not subject to an effective tax rate of at least 15% in each jurisdiction in which the group has a consolidated affiliate or permanent establishment. The Company and its subsidiaries did not incur a top-up tax for the year ended December 31, 2024.

The following table presents the total income tax (expense) benefit for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
Millions	2024	2023	2022
Current income tax (expense) benefit:
U.S. federal	$(6.3)	$(12.6)	$(16.9)
State	(.4)	(2.2)	(4.5)
Non-U.S.	(14.8)	(16.6)	(7.1)
Total current income tax (expense) benefit	(21.5)	(31.4)	(28.5)
Deferred income tax (expense) benefit:
U.S. federal	(18.8)	(13.2)	(7.3)
State	2.7	(3.8)	(1.8)
Non-U.S.	5.0	63.9	(3.8)
Total deferred income tax (expense) benefit	(11.1)	46.9	(12.9)
Total income tax (expense) benefit	$(32.6)	$15.5	$(41.4)

Effective Rate Reconciliation

The following table presents a reconciliation of taxes calculated for 2024, 2023 and 2022 using the 21% U.S. federal statutory rate (the tax rate at which the majority of White Mountains’s worldwide operations are taxed) to the income tax (expense) benefit on pre-tax income (loss):

	Year Ended December 31,
Millions	2024	2023	2022
Tax (expense) benefit at the U.S. statutory rate	$(66.5)	$(118.7)	$31.4
Differences in taxes resulting from:
Non-U.S. earnings, net of foreign taxes	40.2	103.7	(41.2)
Change in valuation allowance	(8.1)	(30.2)	(19.6)
Bermuda corporate income tax	5.0	68.0	—
Noncontrolling interest	3.9	6.8	3.4
Tax rate changes	2.9	(.6)	(.4)
BAM member surplus contributions prior to deconsolidation	(2.8)	(5.7)	(6.2)
Withholding tax	(2.5)	(4.1)	(3.1)
State taxes	(1.8)	(8.2)	(2.8)
Tax exempt interest and dividends	.3	.2	.2
Officer compensation	—	(.2)	(1.0)
Other, net	(3.2)	4.5	(2.1)
Total income tax (expense) benefit on pre-tax income (loss)	$(32.6)	$15.5	$(41.4)

The non-U.S. component of pre-tax income (loss) was $282.7 million, $450.0 million and $(94.4) million for the years ended December 31, 2024, 2023 and 2022.

Tax Payments and Receipts

Net income tax (refunds) payments totaled $34.3 million, $42.7 million and $10.3 million for the years ended December 31, 2024, 2023 and 2022.

Deferred Tax Assets and Liabilities

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for tax purposes.

The following table presents an outline of the significant components of White Mountains’s U.S. federal, state and non-U.S. deferred tax assets and liabilities:

	December 31,
Millions	2024	2023
Deferred tax assets related to:
Non-U.S. net operating loss carryforwards	$62.8	$68.2
Intangible assets	51.5	51.5
Incentive compensation	23.8	25.4
Unearned premiums	20.5	18.2
Loss reserves	8.5	8.4
U.S. federal and state net operating and capital loss carryforwards	6.4	87.6
Tax credit carryforwards	2.8	3.3
Accrued interest	.2	10.1
Deferred acquisition costs	—	3.7
Other items	.9	1.0
Total gross deferred tax assets	177.4	277.4
Less: valuation allowances	89.2	116.1
Total net deferred tax assets	88.2	161.3
Deferred tax liabilities related to:
Purchase accounting	43.9	43.9
Investment basis difference	43.5	40.9
Deferred underwriting	24.3	18.3
Net unrealized investment gains	19.0	15.5
Deferred acquisition costs	6.5	—
BAM member surplus contributions prior to deconsolidation	—	82.2
Other items	1.2	1.2
Total deferred tax liabilities	138.4	202.0
Net deferred tax asset (liability)	$(50.2)	$(40.7)

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
Of the $89.2 million valuation allowance as of December 31, 2024, $43.4 million related to deferred tax assets on net operating losses and net unrealized investment gains and losses in the Company’s Luxembourg subsidiary, $25.2 million related to deferred tax assets on net operating losses in U.S. subsidiaries and other federal and state deferred tax benefits, $20.6 million related to net operating losses and other deferred tax benefits in Israeli subsidiaries. Of the $116.1 million valuation allowance as of December 31, 2023, $47.6 million related to deferred tax assets on net operating losses and net unrealized investment gains and losses in the Luxembourg subsidiary, $46.9 million related to deferred tax assets on net operating losses in U.S. subsidiaries and other federal and state deferred tax benefits, $20.8 million related to net operating losses and other deferred tax benefits in Israeli subsidiaries and $0.8 million related to net operating losses in U.K. subsidiaries.

United States
For the year ended December 31, 2024, White Mountains recorded income tax expense of $8.6 million to reflect an increase in the valuation allowance on the net deferred tax assets for certain U.S. operations within Other Operations, as White Mountains does not currently anticipate sufficient taxable income to utilize the remaining deferred tax assets. For the year ended December 31, 2023, White Mountains recorded income tax benefit of $7.2 million to reflect a decrease in the valuation allowance on the net deferred tax assets for certain U.S. operations within Other Operations. The decrease is due to realized gains during the year which reduced the Company’s net operating loss carryforward and related deferred tax asset. As the deferred tax asset declined so did the corresponding valuation allowance. As of December 31, 2023, White Mountains did not anticipate sufficient taxable income to utilize the remaining deferred tax assets.
As of July 1, 2024, White Mountains no longer consolidates BAM. Prior to the deconsolidation, White Mountains recorded income tax expense of $5.7 million and $6.3 million to reflect the increase in the valuation allowance on net deferred tax assets of BAM for the years ended December 31, 2024 and 2023. White Mountains records both the tax expense related to BAM’s member surplus contributions (“MSC”) and the related changes in valuation allowance on such taxes directly through noncontrolling interest equity. For the years ended December 31, 2024 and 2023, BAM had income included in equity due to MSC that was available to offset its loss from continuing operations. For the years ended December 31, 2024 and 2023, BAM recorded both the income tax benefit on MSC of $3.1 million and $8.7 million and the offsetting expense in paid-in surplus. As of December 31, 2023, BAM had a full valuation allowance recorded against its net deferred tax assets, as White Mountains was unsure it will generate sufficient taxable income to utilize the deferred tax assets.

Non-U.S. Jurisdictions
For the year ended December 31, 2024, White Mountains recognized income tax benefit of $4.2 million to reflect a decrease in deferred tax assets and the corresponding decrease in the full valuation allowance at the Luxembourg-domiciled subsidiary. The decrease in the deferred tax assets was driven primarily by (i) a partial utilization from income on intercompany notes and (ii) a decline in the Luxembourg tax rate. White Mountains does not currently anticipate sufficient income to utilize the remaining deferred tax assets. For the year ended December 31, 2023, White Mountains recognized income tax expense of $31.6 million to reflect an increase in the full valuation allowance against deferred tax assets which primarily related to losses on the write-down of foreign subsidiaries and investments held in the Luxembourg-domiciled subsidiary. As of December 31, 2023, White Mountains did not anticipate sufficient income to utilize the deferred tax assets.
For the year ended December 31, 2024, White Mountains recognized income tax benefit of $0.2 million to reflect a decrease in the valuation allowance against the deferred tax assets at certain Israel-domiciled subsidiaries. The decrease is due to movement of foreign currency exchange rate gains during the year, which reduced the Company’s net operating loss carryforward and related deferred tax asset. White Mountains does not currently anticipate sufficient taxable income to utilize the deferred tax assets. For the year ended December 31, 2023, White Mountains recorded income tax expense of $0.4 million to reflect an increase in the valuation allowance against the deferred tax assets at certain Israel-domiciled subsidiaries, as White Mountains did not anticipate sufficient taxable income to utilize the deferred tax assets.

Net Operating Loss and Capital Loss Carryforwards

The following table presents net operating loss and capital loss carryforwards as of December 31, 2024, the expiration dates and the deferred tax assets thereon:

	December 31, 2024
Millions	United States	Luxembourg	United Kingdom	Israel	Total
2025-2029	$.4	$—	$—	$—	$.4
2030-2034	.3	—	—	—	.3
2035-2044	8.8	177.1	—	—	185.9
No expiration date	3.5	—	—	88.1	91.6
Total	$13.0	$177.1	$—	$88.1	$278.2
Gross deferred tax asset	$6.4	$42.3	$—	$20.3	$69.0
Valuation allowance	(6.4)	(42.3)	—	(20.3)	(69.0)
Net deferred tax asset	$—	$—	$—	$—	$—

Included in the U.S. net operating loss carryforwards are losses of $7.8 million subject to an annual limitation on utilization under Internal Revenue Code Section 382 and $0.7 million subject to the limitation on utilization under the separate-return-limitation-year (SRLY) rules in the Internal Revenue Code. These loss carryforwards will begin to expire in 2026. As of December 31, 2024, there are U.K. foreign tax credit carryforwards available of $2.8 million, which do not have an expiration date.

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
As of December 31, 2024 and 2023, White Mountains did not have any unrecognized tax benefits.
White Mountains classifies all interest and penalties on unrecognized tax benefits as part of income tax expense. During the years ended December 31, 2024, 2023 and 2022, White Mountains did not recognize any net interest (income) expense. There was no accrued interest as of December 31, 2024, 2023 and 2022.

Tax Examinations

With few exceptions, White Mountains is no longer subject to U.S. federal, state or non-U.S. income tax examinations by tax authorities for years before 2019.

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
Under the interest rate caps, if the three-month SOFR on a quarterly determination date exceeds 3.5% through July 25, 2025 or 4.5% between July 25, 2025 and July 25, 2028, HG Global will receive a payment from the counterparty for the difference on the subsequent settlement date. As of December 31, 2024, the three-month SOFR was 4.3%.
HG Global accounts for the interest rate caps as derivatives at fair value within other assets, with changes in fair value recognized in current period earnings within interest expense.
For the year ended December 31, 2024, White Mountains recognized a net unrealized loss of $1.7 million related to the change in fair value on both interest rate caps within interest expense. For the year ended December 31, 2023, White Mountains recognized a net unrealized loss of $1.2 million related to the change in fair value on the HG Global 2022 Interest Rate Cap within interest expense. For the years ended December 31, 2024 and 2023, White Mountains received $2.8 million and $2.0 million related to the periodic settlements of the HG Global 2022 Interest Rate Cap. As of December 31, 2024, the total fair value of both interest rate caps was $2.5 million. As of December 31, 2023, the fair value of the HG Global 2022 Interest Rate Cap was $2.9 million. White Mountains classifies the interest rate caps as Level 2 measurements.

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
Under the Kudu Interest Rate Cap, if the three-month SOFR on a quarterly determination date exceeds 4.5%, Kudu will receive a payment from the counterparty for the difference on the subsequent settlement date. As of December 31, 2024, the three-month SOFR was 4.3%.
Kudu accounts for the Kudu Interest Rate Cap as a derivative at fair value within other assets, with changes in fair value recognized in current period earnings within interest expense. For the year ended December 31, 2024, White Mountains recognized a gain of $0.4 million related to the change in fair value on the Kudu Interest Rate Cap within interest expense. For the year ended December 31, 2024, White Mountains received $0.1 million related to the periodic settlement of the interest rate cap. As of December 31, 2024, the fair value of the Kudu Interest Rate Cap was $0.9 million. White Mountains classifies the Kudu Interest Rate Cap as a Level 2 measurement.

Note 10. Municipal Bond Guarantee Reinsurance

HG Global was established to fund the startup of BAM, a mutual municipal bond insurer. HG Global, together with its subsidiaries, provided the initial capitalization of BAM through the purchase of $503.0 million of the BAM Surplus Notes.

Reinsurance Treaties

FLRT
HG Re is a party to the FLRT with BAM, under which HG Re provides first-loss reinsurance protection of up to 15%-of-par outstanding for each policy assumed from BAM. For capital appreciation bonds, par is adjusted to the estimated equivalent par value for current interest paying bonds. HG Re is required to provide reinsurance on policies that fall within the FLRT underwriting guidelines agreed upon by HG Re.
BAM charges an insurance premium on each municipal bond insurance policy it underwrites. Historically, approximately 55% of the total insurance premium charged by BAM has been a MSC and the remainder is a risk premium. In return for the reinsurance provided, HG Re receives approximately 60% of the risk premium charged, which is net of a ceding commission.
The FLRT is a perpetual agreement with terms that can be renegotiated every five years. For the next renegotiation period, either party may provide notice during 2028 to trigger a renegotiation that would take effect on January 1, 2030.
Prior to the deconsolidation of BAM on July 1, 2024, HG Re’s reinsurance balances under the FLRT eliminated in White Mountains’s consolidated financial statements. Subsequent to the deconsolidation, White Mountains recognized gross written premiums of $31.9 million and earned premiums of $14.9 million for the period from July 1, 2024 to December 31, 2024.

XOLT
HG Re is party to the XOLT with BAM, under which HG Re provides last-dollar protection for exposures on municipal bonds insured by BAM in excess of the New York State Department of Financial Services (“NYDFS”) single issuer limits. As of December 31, 2024, the XOLT is subject to an aggregate limit equal to the lesser of $125.0 million or the assets held in the supplemental collateral trust (the “Supplemental Trust”) at any point in time. The XOLT is accounted for using deposit accounting as the agreement does not meet the risk transfer requirements necessary to be accounted for as reinsurance. Accordingly, any financing revenues related to the XOLT are recorded in other revenues.
Prior to the deconsolidation of BAM on July 1, 2024, HG Re’s reinsurance balances under the XOLT eliminated in White Mountains’s consolidated financial statements. Subsequent to the deconsolidation, other revenues recognized by White Mountains for period from July 1, 2024 to December 31, 2024 related to the XOLT were insignificant.

Collateral Trusts

HG Re’s obligations under the FLRT are subject to an aggregate limit equal to the assets in two collateral trusts, the Supplemental Trust and the Regulation 114 Trust (together, the “Collateral Trusts”), at any point in time.
On a monthly basis, BAM deposits cash equal to ceded premiums net of ceding commissions, due to HG Re under the FLRT directly into the Regulation 114 Trust. The Regulation 114 Trust target balance is equal to HG Re’s unearned premiums and unpaid loss and LAE reserves, if any. If, at the end of any quarter, the Regulation 114 Trust balance is below the target balance, funds will be withdrawn from the Supplemental Trust and deposited into the Regulation 114 Trust in an amount equal to the shortfall. If, at the end of any quarter, the Regulation 114 Trust balance is above 102% of the target balance, funds will be withdrawn from the Regulation 114 Trust and deposited into the Supplemental Trust. The Regulation 114 Trust balance as of December 31, 2024 and 2023 was $352.1 million and $341.6 million, which consisted of cash, investments and accrued investment income.
The Supplemental Trust target balance is $603.0 million, less the amount of cash and securities in the Regulation 114 Trust in excess of its target balance (the “Supplemental Trust Target Balance”). If, at the end of any quarter, the Supplemental Trust balance exceeds the Supplemental Trust Target Balance, such excess may be distributed to HG Re. The distribution will be made first as an assignment of accrued interest on the BAM Surplus Notes and second in cash and/or fixed income securities. For the year ended December 31, 2024, HG Re received a distribution out of the Supplemental Trust of $79.7 million, which was comprised of the assignment of $58.5 million of accrued interest on the BAM Surplus Notes and a cash distribution of $21.2 million. For the year ended December 31, 2023, HG Re did not receive any distributions out of the Supplemental Trust.
As the BAM Surplus Notes are repaid over time, the BAM Surplus Notes will be replaced in the Supplemental Trust by cash and fixed income securities. The Supplemental Trust balance as of December 31, 2024 and 2023 was $598.0 million and $606.9 million, which included $289.4 million and $247.0 million of cash, investments and accrued investment income, $300.9 million and $322.2 million of BAM Surplus Notes at nominal value and $7.7 million and $37.7 million of accrued interest receivable on the BAM Surplus Notes at nominal value.
As of December 31, 2024 and 2023, the Collateral Trusts held total assets of $950.1 million and $948.5 million.

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
During 2024, HG Global received cash payments of principal and interest on the BAM Surplus Notes totaling $30.0 million. Of these payments, $21.3 million was a repayment of principal held in the Supplemental Trust, $0.5 million was a payment of accrued interest held in the Supplemental Trust and $8.2 million was a payment of accrued interest held outside the Supplemental Trust.
During 2023, HG Global received a cash payment of principal and interest on the BAM Surplus Notes of $27.4 million. Of this payment, $17.8 million was a repayment of principal held in the Supplemental Trust, $2.0 million was a payment of accrued interest held in the Supplemental Trust and $7.6 million was a payment of accrued interest held outside the Supplemental Trust.
As of December 31, 2024 and 2023, the principal balance on the BAM Surplus Notes was $300.9 million and $322.2 million and total interest receivable on the BAM Surplus Notes was $194.8 million and $174.5 million, all at nominal value.
Prior to the deconsolidation of BAM on July 1, 2024, the BAM Surplus Notes, including accrued interest receivable, were classified as intercompany notes carried at nominal value, which eliminated in consolidation. Upon deconsolidation, White Mountains elected the fair value option for the BAM Surplus Notes. As of July 1, 2024 and December 31, 2024, the fair value of the BAM Surplus Notes was $387.4 million and $381.7 million. The difference between the nominal value of the BAM Surplus Notes and the fair value as of July 1, 2024 was recorded as an unrealized loss on deconsolidation in 2024. This loss includes the impact of a discount for the time value of money, which was previously included in adjusted book value per share as a non-GAAP adjustment to book value per share.
Subsequent to the deconsolidation, White Mountains values the BAM Surplus Notes each quarter using a discounted cash flow analysis. The BAM Surplus Notes are classified as a Level 3 measurement. The discounted cash flow analysis used to value the BAM Surplus Notes depends on key inputs, such as projections of future revenues and earnings for BAM, expected payments on the BAM Surplus Notes through maturity and a discount rate to reflect time value and related uncertainty of the repayment pattern. The expected payments on the BAM Surplus Notes are based on management judgment, considering current performance, budgets and projected future results. These expected payments depend on BAM’s ability to generate excess cash flows from its operations, driven primarily by assumptions regarding future trends for the issuance of municipal bonds, interest rates, credit spreads, insured market penetration, competitive activity in the market for municipal bond insurance and other factors affecting the demand for and pricing of BAM’s municipal bond insurance as well as BAM’s investment returns. The discount rate considers comparably-rated companies and instruments, adjusted for risks specific to BAM and the BAM Surplus Notes. As of July 1, 2024 and December 31, 2024, White Mountains concluded that a discount rate, which is a significant unobservable input used in estimating the fair value of the BAM Surplus Notes, of 8.15% and 8.10% was appropriate. The change in the discount rate in the period from July 1, 2024 to December 31, 2024 was driven by a decline in market interest rates.
Subsequent to the deconsolidation of BAM, White Mountains recognized an unrealized gain of $0.5 million related to the change in fair value of the BAM Surplus Notes for the period from July 1, 2024 to December 31, 2024.

Insured Obligations and Premiums

The following table presents the HG Global segment’s insured obligations as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Contracts outstanding	15,884	14,485
Remaining weighted average contract period (in years) (1)	11.2	11.1

Outstanding par value of policies assumed (in millions) (2)	$18,503.3	$16,575.2	(3)

Gross unearned insurance premiums (in millions)	$297.3	$273.9	(4)
(1) The remaining weighted average contract period was calculated using total contractual debt service outstanding, including principal and interest.
(2) Under the FLRT, HG Re provides first-loss reinsurance protection of up to 15%-of-par outstanding for each policy assumed from BAM. For capital appreciation bonds, par is adjusted to the estimated equivalent par value for current interest paying bonds.
(3) As of December 31, 2023, which was prior to BAM’s deconsolidation, BAM’s total contractual debt service outstanding was $165,686.0, split between principal of $109,673.8 and interest of $56,012.2.
(4) As of December 31, 2023, which was prior to BAM’s deconsolidation, BAM’s gross unearned insurance premiums were $325.8.

The following table presents the HG Global segment’s future premium revenues as of December 31, 2024:

Millions	December 31, 2024
January 1, 2025 - March 31, 2025	$6.8
April 1, 2025 - June 30, 2025	6.6
July 1, 2025 - September 30, 2025	6.5
October 1, 2025 - December 31, 2025	6.4
Total 2025	26.3
2026	24.7
2027	23.3
2028	21.8
2029	20.2
2030 and thereafter	181.0
Total gross unearned insurance premiums	$297.3

The following tables present gross written premiums and gross earned premiums included in the HG Global segment for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31, 2024
Millions	HG Global	BAM	Eliminations	Total
Written premiums:
Direct	$—	$24.1	$—	$24.1
Assumed	52.4	—	(20.5)	31.9
Gross written premiums (1)	$52.4	$24.1	$(20.5)	$56.0
Earned premiums:
Direct	$—	$15.8	$—	$15.8
Assumed	28.9	1.0	(14.0)	15.9
Gross earned premiums (1)	$28.9	$16.8	$(14.0)	$31.7
(1) Subsequent to the deconsolidation of BAM, there are no ceded premiums, such that gross written premiums and gross earned premiums are equivalent to net written premiums and net earned premiums, respectively. For the six months ended June 30, 2024, BAM ceded written premiums of $20.5 and ceded earned premiums of $14.0 to HG Global, which eliminated in consolidation.

	Year Ended December 31, 2023
Millions	HG Global	BAM	Eliminations	Total
Written premiums:
Direct	$—	$58.6	$—	$58.6
Assumed	50.1	—	(50.1)	—
Gross written premiums (1)	$50.1	$58.6	$(50.1)	$58.6
Earned premiums:
Direct	$—	$28.7	$—	$28.7
Assumed	26.0	2.5	(26.0)	2.5
Gross earned premiums (1)	$26.0	$31.2	$(26.0)	$31.2
(1) For the year ended December 31, 2023, BAM ceded written premiums of $50.1 and ceded earned premiums of $26.0 to HG Global, which eliminated in consolidation.

	Year Ended December 31, 2022
Millions	HG Global	BAM	Eliminations	Total
Written premiums:
Direct	$—	$63.8	$—	$63.8
Assumed	55.9	1.3	(55.9)	1.3
Gross written premiums (1)	$55.9	$65.1	$(55.9)	$65.1
Earned premiums:
Direct	$—	$28.6	$—	$28.6
Assumed	27.5	4.7	(27.5)	4.7
Gross earned premiums (1)	$27.5	$33.3	$(27.5)	$33.3
(1) For the year ended December 31, 2022, BAM ceded written premiums of $55.9 and ceded earned premiums of $27.5 to HG Global, which eliminated in consolidation.

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
The following table presents the Company’s computation of earnings per share from continuing operations for the years ended December 31, 2024, 2023 and 2022. See Note 20 — “Held for Sale and Discontinued Operations.”

	Year Ended December 31,
	2024	2023	2022
Basic and diluted earnings per share numerators (in millions):
Net income (loss) attributable to White Mountains’s common shareholders	$230.4	$509.2	$792.8
Less: total income (loss) from discontinued operations, net of tax (1)	—	—	903.2
Less: net (income) loss from discontinued operations attributable to noncontrolling interests	—	—	(.7)
Net income (loss) from continuing operations attributable to White Mountains’s common shareholders	230.4	509.2	(109.7)
Allocation of (earnings) losses to participating restricted common shares (2)	(3.0)	(7.2)	1.3
Basic and diluted earnings (losses) per share numerators	$227.4	$502.0	$(108.4)
Basic earnings per share denominators (in thousands):
Total average common shares outstanding during the period	2,565.7	2,563.3	2,862.4
Average unvested restricted common shares (3)	(33.5)	(36.0)	(36.2)
Basic earnings (losses) per share denominator	2,532.2	2,527.3	2,826.2
Diluted earnings per share denominator (in thousands):
Total average common shares outstanding during the period	2,565.7	2,563.3	2,862.4
Average unvested restricted common shares (3)	(33.5)	(36.0)	(36.2)
Diluted earnings (losses) per share denominator	2,532.2	2,527.3	2,826.2
Basic and diluted earnings per share (in dollars) - continuing operations:
Distributed earnings - dividends declared and paid	$1.00	$1.00	$1.00
Undistributed earnings (losses)	88.79	197.60	(39.34)
Basic and diluted earnings (losses) per share	$89.79	$198.60	$(38.34)
(1) Includes net income (loss) from discontinued operations, net of tax - NSM Group and net gain (loss) from sale of discontinued operations, net of tax - NSM Group. See Note 20 — “Held for Sale and Discontinued Operations.”
(2) Restricted shares issued by White Mountains receive dividends, and therefore, are considered participating securities.
(3) Restricted shares outstanding vest upon a stated date. See Note 12 — “Employee Share-Based Incentive Compensation Plans.”

The following table presents the undistributed net earnings (losses) from continuing operations for the years ended December 31, 2024, 2023 and 2022. See Note 20 — “Held for Sale and Discontinued Operations.”

	Year Ended December 31,
Millions	2024	2023	2022
Undistributed net earnings - continuing operations:
Net income (loss) attributable to White Mountains’s common shareholders, net of restricted common share amounts	$227.4	$502.0	$(108.4)
Dividends declared, net of restricted common share amounts (1)	(2.5)	(2.5)	(3.0)
Total undistributed net earnings (losses), net of restricted common share amounts	$224.9	$499.5	$(111.4)
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
The WTM Incentive Plan provides for grants of various types of share-based and non-share-based incentive awards to key employees and directors of White Mountains. As of December 31, 2024 and 2023, White Mountains’ share-based incentive compensation awards consist of performance shares and restricted shares.

Performance Shares

Performance shares are designed to reward employees for meeting company-wide performance targets. Performance shares are conditional grants of a specified maximum number of common shares or an equivalent amount of cash. Awards generally vest at the end of a three-year service period, are subject to the attainment of pre-specified performance goals, and are valued based on the market value of common shares at the time awards are paid. Performance shares earned under the WTM Incentive Plan are typically paid in cash but may be paid in common shares. Compensation expense is recognized for the vested portion of the awards over the related service periods. The level of payout ranges from zero to two times the number of shares initially granted, depending on White Mountains’s financial performance. Performance shares become payable at the conclusion of a performance cycle (typically three years) if pre-defined financial targets are met. The performance measure used for determining performance share payouts is the growth in compensation value per share (“CVPS”), which is the average of the growth in adjusted book value per share and the growth in intrinsic value per share. Intrinsic value per share is calculated by adjusting White Mountains’s adjusted book value per share for differences between the adjusted book value of certain assets and liabilities and White Mountains’s estimate of their underlying intrinsic value.
The following table presents performance share activity for the years ended December 31, 2024, 2023 and 2022 for performance shares granted under the WTM Incentive Plan:

	Year Ended December 31,
	2024		2023		2022
$ in Millions	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	37,031	$69.4	39,449	$67.5	40,828	$42.2
Shares paid or expired (1)	(13,475)	(44.9)	(13,350)	(40.8)	(14,625)	(26.4)
New grants	11,405	—	10,895	—	13,225	—
Forfeitures and cancellations (2)	(102)	—	37	(.1)	21	(.4)
Expense recognized	—	46.6	—	42.8	—	52.1
End of period	34,859	$71.1	37,031	$69.4	39,449	$67.5
(1)WTM performance share payments in 2024 for the 2021-2023 performance cycle, which were paid in March 2024 at 188% of target.
WTM performance share payments in 2023 for the 2020-2022 performance cycle, which were paid in March 2023 at 200% of target.
WTM performance share payments in 2022 for the 2019-2021 performance cycle, which were paid in March 2022 at 172% of target.
(2)Amounts include changes in assumed forfeitures, as required under GAAP.

During 2024, White Mountains granted 11,405 performance shares for the 2024-2026 performance cycle. During 2023, White Mountains granted 10,895 performance shares for the 2023-2025 performance cycle. During 2022, White Mountains granted 13,225 performance shares for the 2022-2024 performance cycle.
For the 2021-2023 performance cycle, the Company issued common shares for 100 performance shares earned, and all other performance shares earned were settled in cash. For the 2020-2022 performance cycle, all performance shares earned were settled in cash. For the 2019-2021 performance cycle, the Company issued common shares for 750 performance shares earned, and all other performance shares earned were settled in cash. If all outstanding performance shares had vested on December 31, 2024, the total additional compensation cost to be recognized would have been $23.1 million, based on accrual factors as of December 31, 2024 (common share price and payout assumptions).

The following table presents performance shares outstanding and accrued expense for performance shares awarded under the WTM Incentive Plan as of December 31, 2024 for each performance cycle:

	December 31, 2024
$ in Millions	Target Performance Shares Outstanding	Accrued Expense
Performance cycle:
2024 – 2026	11,405	$6.5
2023 – 2025	10,835	14.4
2022 – 2024	13,150	51.3
Sub-total	35,390	72.2
Assumed forfeitures	(531)	(1.1)
Total	34,859	$71.1

For the 2024-2026 performance cycle, the targeted performance goal for full payment of outstanding performance shares granted under the WTM Incentive Plan is 11% average annual growth in CVPS. Average annual growth of 6% or less would result in no payout, and average annual growth of 16% or more would result in a payout of 200%.
For the 2023-2025 performance cycle, the targeted performance goal for full payment of outstanding performance shares granted under the WTM Incentive Plan is 11% average annual growth in CVPS. Average annual growth of 6% or less would result in no payout, and average annual growth of 16% or more would result in a payout of 200%.
For the 2022-2024 performance cycle, the targeted performance goal for full payment of outstanding performance shares granted under the WTM Incentive Plan is 9% average annual growth in CVPS. Average annual growth of 4% or less would result in no payout, and average annual growth of 14% or more would result in a payout of 200%.

Restricted Shares

Restricted shares are grants of a specified number of common shares that generally vest at the end of a 34-month service period. The following table presents the unrecognized compensation cost associated with the outstanding restricted share awards under the WTM Incentive Plan for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024		2023		2022
$ in Millions	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value
Non-vested:
Beginning of period	37,595	$16.2	38,350	$15.5	37,850	$15.9
Issued	11,405	20.0	10,895	16.0	13,225	13.8
Vested	(13,475)	—	(11,650)	—	(12,725)	—
Forfeited	(135)	—	—	—	—	—
Expense recognized	—	(16.3)	—	(15.3)	—	(14.2)
End of period	35,390	$19.9	37,595	$16.2	38,350	$15.5

During 2024, White Mountains issued 11,405 restricted shares that vest on January 1, 2027. During 2023, White Mountains issued 10,895 restricted shares that vest on January 1, 2026. During 2022, White Mountains issued 13,225 restricted shares that vest on January 1, 2025. The unamortized issue date fair value as of December 31, 2024 is expected to be recognized ratably over the remaining vesting periods.

Note 13. Common Shareholders’ Equity and Noncontrolling Interests

Common Shares Repurchased and Retired

The Company’s Board of Directors has authorized it to repurchase its common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. The repurchase authorizations do not have a stated expiration date. As of December 31, 2024, White Mountains may repurchase an additional 301,014 shares under these board authorizations. In addition, from time to time White Mountains has also repurchased its common shares through self-tender offers that were separately authorized by its Board of Directors.
During 2024, the Company repurchased 5,269 common shares for $7.9 million at an average share price of $1,505.01. The common shares were repurchased to satisfy employee income tax withholding pursuant to employee benefit plans.
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

Common Shares Issued

During 2024, the Company issued a total of 13,100 common shares, which consisted of 11,405 restricted shares issued to key personnel and 1,695 shares issued to directors of the Company.
During 2023, the Company issued a total of 12,461 common shares, which consisted of 10,895 restricted shares issued to key personnel and 1,566 shares issued to directors of the Company.
During 2022, the Company issued a total of 15,640 common shares, which consisted of 13,225 restricted shares issued to key personnel and 2,415 shares issued to directors of the Company.

Dividends on Common Shares

For the years ended December 31, 2024, 2023 and 2022, the Company declared and paid cash dividends totaling $2.5 million, $2.6 million and $3.0 million (or $1.00 per common share).

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

The following table presents the balance of noncontrolling interests included in White Mountains’s total equity and the related percentage of each consolidated entity’s total equity owned by noncontrolling shareholders as of December 31, 2024 and 2023:

	December 31, 2024			December 31, 2023
$ in Millions	Noncontrolling Percentage (1)	Noncontrolling Equity		Noncontrolling Percentage (1)	Noncontrolling Equity
Noncontrolling interests:
Ark	27.9%	$410.4	(2)	28.0%	$336.9	(2)
HG Global	3.1%	(13.4)		3.1%	.8
Kudu	9.6%	127.6	(3)	10.5%	113.8	(3)
Bamboo	27.2%	113.6		—	—
Other	various	9.1		various	9.4
Total, excluding BAM		647.3			460.9

BAM (4)	100.0%	—		100.0%	(139.8)
Total noncontrolling interests		$647.3			$321.1
(1) The noncontrolling percentage represents the basic ownership interests held by noncontrolling shareholders with the exception of HG Global, for which the noncontrolling percentage represents the preferred share ownership held by noncontrolling shareholders.
(2) As of December 31, 2024 and 2023, Ark’s noncontrolling equity includes $42.9 and $21.0 related to management’s equity incentives.
(3) As of December 31, 2024 and 2023, Kudu’s noncontrolling equity includes $47.9 and $38.7 related to management’s equity incentives.
(4) Effective July 1, 2024, White Mountains no longer consolidates BAM. Through June 30, 2024, BAM’s results are attributed to noncontrolling interests in White Mountains’s consolidated financial statements.

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
The Insurance Act 1978 of Bermuda and related regulations, as amended (the “Insurance Act”), regulates the insurance business of Bermuda-domiciled insurers. Under the Insurance Act, insurers are required to maintain available statutory capital and surplus at a level equal to or in excess of its enhanced capital requirement which is established by reference to either a Bermuda Solvency Capital Requirement (“BSCR”) model or an approved internal capital model. Generally, the BMA has broad supervisory and administrative powers over such matters as licenses, standards of solvency, investments, methods of accounting, form and content of financial statements, minimum capital and surplus requirements and annual and other report filings.

Ark

The Syndicates are subject to oversight by the Council of Lloyd’s. Ark Syndicate Management Limited is authorized by the U.K.’s Prudential Regulation Authority (the “PRA”) and regulated by the Financial Conduct Authority under the Financial Services and Markets Act 2000. The underwriting capacity of a Member of Lloyd’s must be supported by providing a deposit in the form of cash, securities or letters of credit in an amount determined under the capital adequacy regime of the PRA. This amount is determined by Lloyd’s and is based on each syndicate’s solvency and capital requirement as calculated through its internal model. In addition, if the Funds at Lloyd’s are not sufficient to cover all losses, the Lloyd’s Central Fund provides an additional discretionary level of security for policyholders. As of December 31, 2024, Ark had provided Funds at Lloyd’s of $361.5 million.
GAIL is subject to regulation and supervision by the BMA. As of December 31, 2024, GAIL had statutory capital and surplus of $1,346.7 million. GAIL’s minimum statutory capital and surplus requirement established by the BMA was $577.7 million as of December 31, 2024.

WM Outrigger Re

WM Outrigger Re is a special purpose insurer under Bermuda insurance regulations and is subject to regulation and supervision by the BMA. As of December 31, 2024, WM Outrigger Re had statutory capital and surplus of $196.3 million. As a special purpose insurer, Outrigger Re Ltd. has a nominal minimum regulatory capital requirement of $1.

HG Global

HG Re is a special purpose insurer under Bermuda insurance regulations and is subject to regulation and supervision by the BMA. As of December 31, 2024, HG Re had statutory capital and surplus of $718.3 million. As a special purpose insurer, HG Re has a nominal minimum regulatory capital requirement of $1.

Bamboo

Bamboo Captive is a protected cell captive domiciled in the state of Arizona and is subject to regulation and supervision by the Arizona Department of Insurance and Financial Institutions (“Arizona DIFI”). As an Arizona-domiciled protected cell, Bamboo Captive is required to maintain $0.5 million of minimum capital. As of December 31, 2024, Bamboo Captive had statutory capital and surplus of $6.8 million.

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

Ark
During any 12-month period, GAIL, a class 4 licensed Bermuda insurer, has the ability to (i) make capital distributions of up to 15% of its total statutory capital per the previous year’s statutory financial statements or (ii) make dividend payments of up to 25% of its total statutory capital and surplus per the previous year’s statutory financial statements, without prior approval of Bermuda regulatory authorities. Accordingly, GAIL will have the ability to pay a dividend of up to $336.7 million during 2025, which is equal to 25% of its statutory capital and surplus of $1,346.7 million as of December 31, 2024, subject to meeting all appropriate liquidity and solvency requirements and the filing of its December 31, 2024 statutory financial statements. During 2024, GAIL did not pay any dividends to its immediate parent.

HG Global
HG Re is a special purpose insurer subject to regulation and supervision by the BMA. HG Re does not require regulatory approval to pay dividends; however, its dividend capacity is limited to amounts held outside of the Collateral Trusts pursuant to the FLRT with BAM. As of December 31, 2024, HG Re had $6.5 million of net unrestricted cash. As of December 31, 2024, HG Re had $157.5 million of accrued interest on the BAM Surplus Notes held outside the Collateral Trusts. As of December 31, 2024, HG Re had $718.3 million of statutory capital and surplus and $950.1 million of assets held in the Collateral Trusts.

Bamboo
Bamboo Captive cannot pay any dividends without the approval of Arizona DIFI. Bamboo Captive did not pay any dividends during 2024. As of December 31, 2024, Bamboo Captive had $11.4 million of net unrestricted cash and short-term investments.

Note 15. Segment Information

As of December 31, 2024, White Mountains conducted its operations through four reportable segments: (1) Ark/WM Outrigger, (2) HG Global, (3) Kudu and (4) Bamboo, with its remaining operating businesses, holding companies and other assets included in Other Operations. White Mountains has made its segment determination based on consideration of the following criteria: (i) the nature of the business activities of each of the Company’s subsidiaries and affiliates; (ii) the manner in which the Company’s subsidiaries and affiliates are organized; (iii) the existence of primary managers responsible for specific subsidiaries and affiliates; and (iv) the organization of information provided to the Company’s CODMs and the Board of Directors. The Company’s CODMs are its Chief Executive Officer and its President and Chief Financial Officer. The CODMs utilize each segment's pre-tax income (loss) in assessing each segment's performance and allocating resources. Other measures of segment profitability are also reviewed by the CODMs. Significant intercompany transactions among White Mountains’s segments have been eliminated herein.
During the fourth quarter of 2022, Ark sponsored the formation of Outrigger Re Ltd. to provide collateralized reinsurance protection on Ark’s Bermuda global property catastrophe excess of loss portfolio written in the 2023 underwriting year. Ark renewed its quota share reinsurance agreements with Outrigger Re Ltd. for the 2024 and 2025 underwriting years. White Mountains consolidates its segregated account of Outrigger Re Ltd., WM Outrigger Re, in its financial statements. WM Outrigger Re’s quota share reinsurance agreement with GAIL eliminates in White Mountains’s consolidated financial statements. WM Outrigger Re exclusively provides reinsurance protection to Ark. As a result, WM Outrigger Re was aggregated with Ark within the Ark/WM Outrigger segment starting in 2023. See Note 2 — “Significant Transactions.”
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

The following tables present White Mountains’s pre-tax financial results by segment for the years ended December 31, 2024, 2023 and 2022:

	Ark/WM Outrigger			HG Global
Millions	Ark		WM Outrigger Re	HG Global	BAM (1)(2)	Kudu	Bamboo	Other Operations	Total
Year Ended December 31, 2024
Earned insurance premiums	$1,499.8		$88.0	$28.9	$2.8	$—	$39.4	$32.7	$1,691.6
Net investment income (3)	79.4		11.3	23.4	8.8	66.7	2.2	35.6	227.4
Net realized and unrealized investment gains (losses) (3)	50.1		—	(6.4)	(5.1)	51.3	—	57.0	146.9
Net realized and unrealized investment gains (losses) from investment in MediaAlpha	—		—	—	—	—	—	38.0	38.0
Interest income (expense) from BAM Surplus Notes	—		—	29.0	(13.2)	—	—	—	15.8
Change in fair value of BAM Surplus Notes	—		—	.5	—	—	—	—	.5
Unrealized loss on deconsolidation of BAM	—		—	(114.5)	—	—	—	—	(114.5)
Commission and fee revenues	—		—	—	—	—	134.6	14.8	149.4
Other revenues	22.3		—	.1	1.1	.8	3.6	56.8	84.7
Total revenues	1,651.6		99.3	(39.0)	(5.6)	118.8	179.8	234.9	2,239.8
Loss and loss adjustment expenses	825.9		29.9	—	—	—	20.6	12.1	888.5
Acquisition expenses	283.9		23.2	7.8	.4	—	14.1	12.1	341.5
Cost of sales	—		—	—	—	—	—	29.6	29.6
Broker commission expenses	—	—	—	—	—	—	51.3	—	51.3
General and administrative expenses (4) (5)	208.3		.1	2.2	33.5	15.4	61.1	169.5	490.1
Change in fair value of contingent consideration	61.3		—	—	—	—	—	—	61.3
Interest expense	19.5		—	16.7	—	22.1	—	2.5	60.8
Total expenses	1,398.9		53.2	26.7	33.9	37.5	147.1	225.8	1,923.1
Pre-tax income (loss)	$252.7		$46.1	$(65.7)	$(39.5)	$81.3	$32.7	$9.1	$316.7
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
(4) Ark’s general and administrative expenses include $136.1 of other underwriting expenses.
(5) Bamboo’s general and administrative expenses include $16.4 of amortization of other intangible assets.

	Ark/WM Outrigger		HG Global			Other Operations
Millions	Ark	WM Outrigger Re	HG Global	BAM (1)	Kudu		Total
Year Ended December 31, 2023
Earned insurance premiums	$1,305.4	$104.3	$26.0	$5.2	$—	$—	$1,440.9
Net investment income	50.4	11.0	17.1	14.6	71.0	30.1	194.2
Net realized and unrealized investment gains (losses)	85.9	—	13.6	13.0	106.1	188.5	407.1
Net realized and unrealized investment gains (losses) from investment in MediaAlpha	—	—	—	—	—	27.1	27.1
Interest income (expense) from BAM Surplus Notes	—	—	26.2	(26.2)	—	—	—
Commission and fee revenues	—	—	—	—	—	13.2	13.2
Other revenues	.8	—	—	2.9	—	80.5	84.2
Total revenues	1,442.5	115.3	82.9	9.5	177.1	339.4	2,166.7
Losses and loss adjustment expenses	711.2	15.6	—	—	—	—	726.8
Acquisition expenses	251.0	30.5	7.4	1.2	—	—	290.1
Cost of sales	—	—	—	—	—	40.4	40.4
General and administrative expenses (2)	161.7	.3	2.8	66.1	19.4	182.3	432.6
Change in fair value of contingent consideration	48.7	—	—	—	—	—	48.7
Interest expense	21.3	—	16.5	—	21.2	3.7	62.7
Total expenses	1,193.9	46.4	26.7	67.3	40.6	226.4	1,601.3
Pre-tax income (loss)	$248.6	$68.9	$56.2	$(57.8)	$136.5	$113.0	$565.4
(1) BAM manages its affairs on a statutory accounting basis. BAM’s statutory surplus includes the BAM Surplus Notes and is not reduced by accruals of interest expense on the BAM Surplus Notes. BAM’s statutory surplus is reduced only after a payment of principal or interest has been approved by the NYDFS.
(2) Ark’s general and administrative expenses include $113.6 of other underwriting expenses.

	Ark/WM Outrigger	HG Global			Other Operations
Millions	Ark	HG Global	BAM (1)	Kudu		Total
Year Ended December 31, 2022
Earned insurance premiums	$1,043.4	$27.5	$5.8	$—	$—	$1,076.7
Net investment income	16.3	10.3	11.2	54.4	32.2	124.4
Net realized and unrealized investment gains (losses)	(55.2)	(52.5)	(53.3)	64.1	(1.6)	(98.5)
Net realized and unrealized investment gains (losses) from investment in MediaAlpha	—	—	—	—	(93.0)	(93.0)
Interest income (expense) from BAM Surplus Notes	—	11.7	(11.7)	—	—	—
Commission and fee revenues	—	—	—	—	11.5	11.5
Other revenues	5.0	.5	4.1	—	127.2	136.8
Total revenues	1,009.5	(2.5)	(43.9)	118.5	76.3	1,157.9
Loss and loss adjustment expenses	536.4	—	—	—	—	536.4
Acquisition expenses	239.4	9.3	1.9	—	—	250.6
Cost of sales	—	—	—	—	98.6	98.6
General and administrative expenses (2)	106.2	2.8	66.3	14.7	174.1	364.1
Change in fair value of contingent consideration	17.3	—	—	—	—	17.3
Interest expense	15.1	8.3	—	15.0	1.9	40.3
Total expenses	914.4	20.4	68.2	29.7	274.6	1,307.3
Pre-tax income (loss)	$95.1	$(22.9)	$(112.1)	$88.8	$(198.3)	$(149.4)
(1)    BAM manages its affairs on a statutory accounting basis. BAM’s statutory surplus includes the BAM Surplus Notes and is not reduced by accruals of interest expense on the BAM Surplus Notes. BAM’s statutory surplus is reduced only after a payment of principal or interest has been approved by the NYDFS.
(2)    Ark’s general and administrative expenses includes $78.7 of other underwriting expenses.

The following tables present White Mountains’s revenues from external customers by country for the years ended December 31, 2024, 2023 and 2022:

	December 31, 2024
Millions	United States	United Kingdom	Bermuda	Other	Total
Earned insurance premiums	$2.8	$956.8	$732.0	$—	$1,691.6
Commission and fee revenues	134.6	—	—	14.8	149.4
Other revenues (1)	55.8	—	—	—	55.8
Total	$193.2	$956.8	$732.0	$14.8	$1,896.8
(1)    Amounts include revenues from external customers related to certain consolidated Other Operating Businesses.

	December 31, 2023
Millions	United States	United Kingdom	Bermuda	Other	Total
Earned insurance premiums	$5.2	$791.7	$644.0	$—	$1,440.9
Commission and fee revenues	—	—	—	13.2	13.2
Other revenues (1)	69.0	—	—	—	69.0
Total	$74.2	$791.7	$644.0	$13.2	$1,523.1
(1)    Amounts include revenues from external customers related to certain consolidated Other Operating Businesses.

	December 31, 2022
Millions	United States	United Kingdom	Bermuda	Other	Total
Earned insurance premiums	$5.8	$638.5	$432.4	$—	$1,076.7
Commission and fee revenues	—	—	—	11.5	11.5
Other revenues (1)	124.0	—	—	—	124.0
Total	$129.8	$638.5	$432.4	$11.5	$1,212.2
(1)    Amounts include revenues from external customers related to certain consolidated Other Operating Businesses.

The following table presents White Mountains’s balance sheet information by segment as of December 31, 2024 and 2023:

Millions Selected Balance Sheet Data	Ark/WM Outrigger	HG Global		Kudu	Bamboo	Other Operations		Total
December 31, 2024:
Total investments	$3,139.7	$667.6		$1,041.9	$58.0	$1,570.4		$6,477.6
Total assets	$5,299.0	$1,179.4		$1,108.4	$584.6	$1,754.2	(1)	$9,925.6
Total liabilities	$3,664.8	$464.1	(1)	$316.7	$167.7	$181.3		$4,794.6
Total White Mountains’s common shareholders’ equity	$1,223.8	$728.7	(1)	$664.1	$303.3	$1,563.8	(1)	$4,483.7
Noncontrolling interests	$410.4	$(13.4)		$127.6	$113.6	$9.1		$647.3
December 31, 2023:
Total investments	$2,671.1	$1,082.9		$925.6	$—	$1,709.1		$6,388.7
Total assets	$4,378.6	$1,172.0	(2)	$959.4	$—	$1,875.9	(1)	$8,385.9
Total liabilities	$2,876.1	$531.7	(1)	$275.4	$—	$141.1		$3,824.3
Total White Mountains’s common shareholders’ equity	$1,165.6	$779.3	(1)	$570.2	$—	$1,725.4	(1)	$4,240.5
Noncontrolling interests	$336.9	$(139.0)		$113.8	$—	$9.4		$321.1
(1) HG Global preferred dividends payable to White Mountains’s subsidiaries is eliminated in White Mountains’s consolidated financial statements. For segment reporting, the HG Global preferred dividends payable to White Mountains’s subsidiaries included within the HG Global segment are eliminated against the offsetting receivable included within Other Operations and therefore added back to White Mountains’s common shareholders’ equity within the HG Global segment. As of December 31, 2024 and 2023, the HG Global preferred dividends payable to White Mountains’s subsidiaries was $462.1 and $399.8.
(2) As of December 31, 2023, total assets in the HG Global segment reflected the elimination of $322.2 of BAM Surplus Notes issued to HG Global and its subsidiaries and $174.5 in accrued interest related to the BAM Surplus Notes.

Note 16. Variable Interest Entities

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

WM Outrigger Re

White Mountains has determined that Outrigger Re Ltd. and its segregated accounts, including WM Outrigger Re, are VIEs. White Mountains is not the primary beneficiary of Outrigger Re Ltd. or its third-party segregated accounts. White Mountains is the primary beneficiary of WM Outrigger Re, as it has both the power to direct the activities that most significantly impact WM Outrigger Re’s economic performance and the obligation to absorb losses, or the right to receive returns, that could potentially be significant to WM Outrigger Re. As a result, White Mountains consolidates WM Outrigger Re’s results in its financial statements. The assets of WM Outrigger Re can only be used to settle the liabilities of WM Outrigger Re, and there is no recourse to the Company for any creditors of WM Outrigger Re. WM Outrigger Re’s obligations under its reinsurance agreement with GAIL is subject to an aggregate limit equal to the assets in its collateral trust at any point in time. As of December 31, 2024, investments of $203.7 million were held in its collateral trust account.

BAM

BAM is the first and only mutual municipal bond insurance company in the United States. HG Global, together with its subsidiaries, funded the initial capitalization of BAM through the purchase of $503.0 million of BAM Surplus Notes and, through its reinsurance subsidiary HG Re, provides first-loss reinsurance protection of up to 15%-of-par outstanding for each policy assumed from BAM. As a mutual insurance company, BAM is owned by and operated for the benefit of its members, the municipalities whose debt issuances are insured by BAM. White Mountains has determined that BAM is a VIE.
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

BAM’s assets can only be used to settle BAM’s obligations, and general creditors of BAM have no recourse to the Company or HG Global. HG Re’s obligations to BAM under the FLRT are subject to an aggregate limit equal to the assets in the Collateral Trusts at any point in time. As of December 31, 2024, the Collateral Trusts held assets of $950.1 million.

PassportCard/DavidShield

As of December 31, 2024, White Mountains’s ownership interest in PassportCard/DavidShield was 53.8%. In 2024, PassportCard/DavidShield restructured its organizational structure such that White Mountains and its co-investor no longer have a direct investment in PassportCard Limited. The restructuring did not change PassportCard/DavidShield’s governance structure or White Mountains’s economic rights with respect to its investment in PassportCard/DavidShield. White Mountains has determined that PassportCard/DavidShield is a VIE but that White Mountains is not the primary beneficiary and therefore does not consolidate PassportCard/DavidShield. The governance structure for PassportCard/DavidShield was designed to give White Mountains and its co-investor equal power to make the decisions that most significantly impact its operations. White Mountains does not have the unilateral power to direct the operations of PassportCard/DavidShield and does not hold a controlling financial interest. White Mountains’s ownership interest gives White Mountains the ability to exert significant influence over the significant financial and operating activities of PassportCard/DavidShield. Accordingly, White Mountains’s investment in PassportCard/DavidShield meets the criteria to be accounted for under the equity method. White Mountains has taken the fair value option for its investment in PassportCard/DavidShield. Changes in the fair value of PassportCard/DavidShield are recorded in net realized and unrealized investment gains (losses). As of December 31, 2024, White Mountains’s maximum exposure to loss on its equity investment in PassportCard/DavidShield and the non-interest-bearing loan to its co-investor is the total carrying value of $158.9 million.

Elementum

As of December 31, 2024, White Mountains’s ownership interest in Elementum was 26.6%. White Mountains has determined that Elementum is a VIE but that White Mountains is not the primary beneficiary and therefore does not consolidate Elementum. White Mountains’s ownership interest gives White Mountains the ability to exert significant influence over the significant financial and operating activities of Elementum. Accordingly, Elementum meets the criteria to be accounted for under the equity method. White Mountains has taken the fair value option for its investment in Elementum. Changes in the fair value of Elementum are recorded in net realized and unrealized investment gains (losses). As of December 31, 2024, White Mountains’s maximum exposure to loss on its limited partnership interest in Elementum is the carrying value of $35.0 million.

Bamboo CRV

White Mountains has determined that Bamboo CRV is a VIE. White Mountains is the primary beneficiary of Bamboo CRV, as it has both the power to direct the activities that most significantly impact Bamboo CRV’s economic performance and the obligation to absorb losses, or the right to receive returns, that could potentially be significant to Bamboo CRV. As a result, White Mountains consolidates Bamboo CRV’s results in its financial statements. The assets of Bamboo CRV can only be used to settle the liabilities of Bamboo CRV, and there is no recourse to the Company for any creditors of Bamboo CRV. As of December 31, 2024, Bamboo CRV’s obligations under its reinsurance agreements are subject to an aggregate limit equal to White Mountains’s total capital commitment of $30.0 million.

Limited Partnerships

White Mountains’s investments in limited partnerships are generally considered VIEs because the limited partnership interests do not have substantive kick-out rights or participating rights. White Mountains does not have the unilateral power to direct the operations of these limited partnerships, and therefore White Mountains is not the primary beneficiary and does not consolidate the limited partnerships. White Mountains has taken the fair value option for its investments in limited partnerships, which are generally measured at NAV as a practical expedient. As of December 31, 2024, White Mountains’s maximum exposure to loss on its investments in limited partnerships is the carrying value of $249.5 million.

Note 17. Equity Method Eligible Investments

White Mountains’s equity method eligible investments include Kudu’s Participation Contracts, White Mountains’s investment in MediaAlpha, PassportCard/DavidShield, Elementum, and certain other unconsolidated entities, private equity funds and hedge funds in which White Mountains has the ability to exert significant influence over the investee’s operating and financial policies. Under GAAP, equity method eligible investments are considered related parties.
The following table presents the ownership interests and carrying values of White Mountains’s equity method eligible investments as of December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
$ in Millions	Ownership Interest	Carrying Value	Ownership Interest	Carrying Value
Kudu’s Participation Contracts (1)	4.1% - 30.0%	$1,008.4	4.1% - 30.0%	$890.5
Investment in MediaAlpha	26.6%	201.6	34.9%	254.9
PassportCard/DavidShield	53.8%	150.0	53.8%	150.0
Elementum	26.6%	35.0	26.6%	35.0
Other equity method eligible investments, at fair value	Under 50.0%	243.7	Under 50.0%	291.7
Other equity method eligible investments, at fair value	50.0% and over	—	50.0% and over	24.8
(1) Ownership interest generally references basic ownership interest with the exception of Kudu’s Participation Contracts, which are noncontrolling equity interests in the form of revenue and earnings participation contracts.

For the years ended December 31, 2024, 2023 and 2022, White Mountains received dividend and income distributions from equity method eligible investments of $71.4 million, $67.0 million and $68.9 million, which were recorded within net investment income in the consolidated statements of operations.
The following tables present aggregated summarized financial information for White Mountains’s investments in equity method eligible unconsolidated entities:

	December 31,
Millions	2024	2023
Balance sheet data (1):
Total assets	$3,719.1	$3,203.2
Total liabilities	$1,063.9	$905.6
(1) Financial data for White Mountains’s equity method eligible investees is generally reported on a one-quarter lag.

	Year Ended December 31,
Millions	2024	2023	2022
Income statement data (1):
Total revenues	$2,011.8	$1,575.4	$1,194.4
Total expenses	$1,634.9	$1,126.2	$1,047.4
Net income (loss)	$376.9	$449.2	$147.0
(1) Financial data for White Mountains’s equity method eligible investees is generally reported on a one-quarter lag.

Note 18. Fair Value of Financial Instruments

    White Mountains records its financial instruments at fair value with the exception of debt obligations which are recorded as debt at face value less unamortized debt issuance costs and original issue discount. See Note 7 — “Debt.”
    The following table presents the fair value and carrying value of these financial instruments as of December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
Millions	Fair Value	Carrying Value	Fair Value	Carrying Value
Ark 2007 Subordinated Notes	$—	$—	$30.5	$30.0
Ark 2021 Subordinated Notes	$173.9	$154.5	$171.8	$155.5
HG Global Senior Notes	$157.2	$147.4	$158.7	$146.9
Kudu Credit Facility	$253.3	$238.6	$225.6	$203.8
Other Operations debt	$23.1	$22.0	$30.0	$28.4

The fair value estimates for the Ark 2007 Subordinated Notes, Ark 2021 Subordinated Notes, HG Global Senior Notes, Kudu Credit Facility and Other Operations debt have been determined based on discounted cash flow analyses and are considered to be Level 3 measurements.
For the fair value measurements associated with White Mountains’s investment securities see Note 3 — “Investment Securities.” For the fair value measurements associated with White Mountains’s derivative instruments see Note 9 — “Derivatives.” For the fair value measurements associated with the BAM Surplus Notes see Note 10 — “Municipal Bond Guarantee Reinsurance.”

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

Net Income (Loss) from Discontinued Operations
The following summarizes the results of operations, including related income taxes associated with the businesses classified as discontinued operations for the year ended December 31, 2022:

December 31, 2022 (1)
Millions
Revenues
Commission revenues	$176.9
Other revenues	48.1
Total revenues - NSM Group	225.0
Expenses
General and administrative expenses	126.8
Broker commission expenses	52.9
Change in fair value of contingent consideration	.1
Amortization of other intangible assets	9.1
Interest expense	12.1
Total expenses - NSM Group	201.0
Pre-tax income (loss) from discontinued operations - NSM Group	24.0
Income tax (expense) benefit	(7.6)
Net income (loss) from discontinued operations, net tax - NSM Group	16.4
Net gain (loss) from sale of discontinued operations, net of tax - NSM Group	886.8
Total income (loss) from discontinued operations, net of tax	903.2
Net (income) loss from discontinued operations attributable to noncontrolling interests	(.7)
Total income (loss) from discontinued operations attributable to White Mountains’s common shareholders	902.5
Other comprehensive income (loss) from discontinued operations, net of tax - NSM Group	(5.2)
Net gain (loss) from foreign currency translation from sale of discontinued operations, net of tax - NSM Group	2.9
Comprehensive income (loss) from discontinued operations	900.2
Other comprehensive (income) loss from discontinued operations attributable to noncontrolling interests	.2
Comprehensive income (loss) from discontinued operations attributable to White Mountains’s common shareholders	$900.4
(1) As a result of the NSM Transaction, the results of operations for NSM Group are presented for the period from January 1, 2022 to August 1, 2022.

Net Change in Cash from Discontinued Operations
The following summarizes the net change in cash associated with the businesses classified as discontinued operations for the years ended December 31, 2022:

Year Ended December 31, 2022
Millions
Net cash provided from (used for) operations	$38.7
Net cash provided from (used for) investing activities	7.1
Net cash used from (used for) financing activities	(17.5)
Effect of exchange rate changes on cash	4.0
Net change in cash during the period	32.3
Cash balances at beginning of period (includes restricted cash of $89.2)	111.6
Cash sold as part of the sale of NSM Group (includes restricted cash of $105.1)	(143.9)
Cash balances at end of period (includes restricted cash of $0.0)	$—
Supplemental cash flows information:
Interest paid	$(12.0)
Net income tax payments	$—

Earnings Per Share from Discontinued Operations
White Mountains calculates earnings per share using the two-class method, which allocates earnings between common and unvested restricted common shares. Both classes of shares participate equally in earnings on a per share basis. Basic earnings per share amounts are based on the weighted average number of common shares outstanding adjusted for unvested restricted common shares. Diluted earnings per share amounts are also impacted by the net effect of potentially dilutive common shares outstanding. The following table presents the Company’s computation of earnings per share for discontinued operations for the years ended December 31, 2022:

Year Ended December 31, 2022

Basic and diluted earnings per share numerators (in millions):
Net income (loss) attributable to White Mountains’s common shareholders	$792.8
Less: net income (loss) from continuing operations	(190.8)
Less: net (income) loss from continuing operations attributable to noncontrolling interest	81.1
Total income (loss) from discontinued operations attributable to White Mountains’s common shareholders (1)	902.5
Allocation of (earnings) losses to participating restricted common shares (2)	(11.4)
Basic and diluted (loss) earnings per share numerators	$891.1
Basic earnings per share denominators (in thousands):
Total average common shares outstanding during the period	2,862.4
Average unvested restricted common shares (3)	(36.2)
Basic earnings (loss) per share denominator	2,826.2
Diluted earnings per share denominator (in thousands):
Total average common shares outstanding during the period	2,862.4
Average unvested restricted common shares (3)	(36.2)
Diluted earnings (loss) per share denominator	2,826.2
Basic (loss) earnings per share (in dollars) - discontinued operations:	$315.30
Diluted (loss) earnings per share (in dollars) - discontinued operations:	$315.30
(1) Includes net income (loss) from discontinued operations, net of tax - NSM Group, net gain (loss) from sale of discontinued operations, net of tax - NSM Group and net (income) loss from discontinued operations attributable to noncontrolling interests.
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
We assessed the effectiveness of White Mountains’s internal control over financial reporting as of December 31, 2024. Our assessment did not include an assessment of the internal control over financial reporting for Bamboo Ide8 Insurance Services LLC and its subsidiary, which were acquired on January 2, 2024. This acquisition represents 2% of White Mountains’s total assets as of December 31, 2024 and 8% of White Mountains’s total revenue for the year ended December 31, 2024. In making our assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, we have concluded that White Mountains maintained effective internal control over financial reporting as of December 31, 2024.
PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, has audited the effectiveness of White Mountains’s internal control over financial reporting as of December 31, 2024 as stated in their report which appears on page F-76.

February 28, 2025

/s/ G. MANNING ROUNTREE	/s/ LIAM P. CAFFREY
Chief Executive Officer (Principal Executive Officer)	President and Chief Financial Officer (Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of White Mountains Insurance Group, Ltd.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of White Mountains Insurance Group, Ltd. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income (loss), of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedules listed in the index appearing before page F-1 (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Annual Report on Internal Control over Financial Reporting, management has excluded Bamboo Ide8 Insurance Services LLC (“Bamboo”) from its assessment of internal control over financial reporting as of December 31, 2024, because it was acquired by the Company in a purchase business combination during 2024. We have also excluded Bamboo from our audit of internal control over financial reporting. Bamboo is a majority-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 2% and 8%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2024.

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

Valuation of Certain Other Long-Term Investments

As described in Notes 1 and 3 to the consolidated financial statements, as of December 31, 2024, the Company’s other long-term investments consisted primarily of unconsolidated entities, and the fair values of the most significant of these investments consist of DavidShield PassportCard Ltd. and its subsidiaries (“PassportCard/DavidShield”) for $150.0 million and certain participation contracts of Kudu Investment Management, LLC and its subsidiaries (“Kudu”), representing a portion of the total of Kudu’s Participation Contracts of $1,008.4 million. Management uses a discounted cash flow analysis to determine the fair value of these other long-term investments. Key inputs to the discounted cash flow analysis generally include (i) projections of future revenues and earnings, discount rates, and terminal revenue growth rates for PassportCard/DavidShield and (ii) projections of future revenues and earnings of Kudu’s investees, discount rates and terminal cash flow exit multiples for certain of Kudu’s Participation Contracts.

The principal considerations for our determination that performing procedures relating to the valuation of certain other long-term investments is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of these other long-term investments; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to (a) projections of future revenues and earnings, discount rates, and terminal revenue growth rates for PassportCard/DavidShield and (b) projections of future revenues and earnings of Kudu’s investees, discount rates and terminal cash flow exit multiples for certain of Kudu’s Participation Contracts; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of certain other long-term investments, including controls over the Company’s determination of significant assumptions. These procedures also included, among others, (i) testing the completeness and accuracy of the underlying data provided by management; (ii) evaluating the reasonableness of management’s significant assumptions related to (a) projections of future revenues and earnings and terminal revenue growth rates for PassportCard/DavidShield and (b) projections of future revenues and earnings of Kudu’s investees and terminal cash flow exit multiples for certain of Kudu’s Participation Contracts; and (iii) the involvement of professionals with specialized skill and knowledge to assist in developing an independent fair value range for each of the aforementioned investments using independently determined assumptions related to discount rates and comparing the independent fair value range to management’s estimate.

Valuation of Loss and Loss Adjustment Expense (“LAE”) Reserves - Ark

As described in Notes 1 and 5 to the consolidated financial statements, loss and LAE reserves, including estimates for amounts incurred but not reported, are based on management’s best estimate of the ultimate costs to settle claims, including the effects of inflation and other societal and economic factors. The Company’s loss and LAE reserves as of December 31, 2024 for Ark Insurance Holdings Limited and its subsidiaries (“Ark”) were $2,127.5 million. Management estimates the ultimate loss and LAE using various generally accepted actuarial methods applied to known losses and other relevant information. Ultimate loss and LAE are generally determined by extrapolation of claim emergence and settlement patterns observed in the past that can reasonably be expected to persist in the future. Management considers the Company’s own experience, particularly claims development experience, such as trends in case reserves, payments on and closing of claims, as well as changes in business mix and coverage limits as the most important information for estimating its reserves. External market data is used to supplement or corroborate the Company’s own experience. Ultimate loss and LAE for major losses and catastrophes are estimated based on the known and expected exposures to the loss event. Incurred but not reported reserves are adjusted as additional information becomes known or payments are made.

The principal considerations for our determination that performing procedures relating to the valuation of the loss and LAE reserves for Ark is a critical audit matter are (i) the significant judgment by management when developing the estimates of loss and LAE reserves; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s actuarial methods and significant assumptions related to trends in case reserves, payments on and closing of claims, and changes in business mix and coverage limits; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of the loss and LAE reserves, including controls over management’s actuarial methods and development of significant assumptions. These procedures also included, among others, (i) testing the completeness and accuracy of the underlying data provided by management and the relevance and reliability of the industry data and (ii) the involvement of professionals with specialized skill and knowledge to assist in evaluating the reasonableness of management’s estimates by performing one or a combination of procedures, including (a) developing an independent estimate of the reserves for loss and LAE on a sample basis and comparing the independent estimate to management’s actuarially determined reserves; (b) evaluating the appropriateness of management’s actuarial methods and the reasonableness of management’s significant assumptions related to trends in case reserves, payments on and closing of claims and changes in business mix and coverage limits by considering historical data, loss development patterns, industry data and other benchmarks; and (c) evaluating the consistency of management’s actuarial methods period-over-period.

Valuation of Build America Mutual (“BAM”) Surplus Notes

As described in Notes 2 and 10 to the consolidated financial statements, on July 1, 2024 HG Re Ltd. (“HG Re”) and BAM amended the terms of the first loss reinsurance treaty with respect to certain governance rights held by HG Re. As a result, and in combination with other governance changes at BAM, the Company no longer consolidates BAM as of July 1, 2024. Upon deconsolidation, the Company elected the fair value option for the surplus notes issued by BAM (the “BAM Surplus Notes”). As of December 31, 2024, the estimated fair value of the BAM Surplus Notes was $381.7 million. Management estimates the fair value of the BAM Surplus Notes using a discounted cash flow analysis which depends on key inputs, such as projections of future revenues and earnings for BAM, expected payments on the BAM Surplus Notes through maturity and a discount rate to reflect time value and the related uncertainty of the repayment pattern. The expected payments on the BAM Surplus Notes are based on management judgment, considering current performance, budgets and projected future results. The discount rate considers comparably-rated companies and instruments, adjusted for risks specific to BAM and the BAM Surplus Notes.

The principal considerations for our determination that performing procedures relating to the valuation of the BAM Surplus Notes is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the BAM Surplus Notes; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to projections of future revenues and earnings for BAM, expected payments on the BAM Surplus Notes through maturity and the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of the BAM Surplus Notes, including controls over the Company’s determination of significant assumptions. These procedures also included, among others, (i) testing the completeness and accuracy of the underlying data provided by management; (ii) evaluating the reasonableness of the significant assumptions used by management related to projections of future revenues and earnings for BAM, as well as expected payments on the BAM Surplus Notes through maturity, by considering BAM’s historical performance, current performance, budgets, and projected future results; and (iii) the involvement of professionals with specialized skill and knowledge to assist in developing an independent fair value range for the BAM Surplus Notes using independently determined assumptions related to the discount rate and comparing the independent fair value range to management’s estimate.

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
February 28, 2025
We have served as the Company’s auditor since 1999.

SCHEDULE I

WHITE MOUNTAINS INSURANCE GROUP, LTD.
SUMMARY OF INVESTMENTS—OTHER THAN
INVESTMENTS IN RELATED PARTIES
As of December 31, 2024

Millions	Cost	Carrying Value	Fair Value
Fixed maturity investments:
U.S. Government and agency obligations	$461.8	$462.1	$462.1
Debt securities issued by corporations	1,444.5	1,414.2	1,414.2
Municipal obligations	3.2	3.2	3.2
Mortgage and asset-backed securities	400.2	373.9	373.9
Collateralized loan obligations	237.3	236.7	236.7
Foreign government and agency obligations	22.2	21.5	21.5
Total fixed maturity investments	2,569.2	2,511.6	2,511.6
Short-term investments	964.2	964.2	964.2
Investment in MediaAlpha (1)	59.2	201.6	201.6
Common equity securities:
Common equity securities - Industrial, Miscellaneous and Other	373.7	425.4	425.4
Common equity securities - Exchange traded funds	163.3	224.6	224.6
Total common equity securities	537.0	650.0	650.0
Other long-term investments (2)	1,748.7	2,150.2	2,150.2
Total investments	$5,878.3	$6,477.6	$6,477.6
(1) Under GAAP, equity method eligible investments are considered related parties. White Mountains’s Investment in MediaAlpha is equity method eligible. See Note 17 — “Equity Method Eligible Investments.”
(2) Includes equity method eligible investments with a cost and carrying value of $1,083.8 and $1,423.3.

Schedules of the Registrant should be read in conjunction with the Consolidated Financial Statements and Notes.

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

CONDENSED BALANCE SHEETS (1)

	December 31,
Millions	2024	2023
Assets:
Cash	$.1	$.3
Fixed maturity investments, at fair value	70.0	—
Common equity securities, at fair value	234.7	147.8
Short-term investments, at fair value	62.4	198.8
Other long-term investments	74.0	160.5
Net receivable due from subsidiaries	118.3	89.1
Other assets	4.6	4.0
Investments in consolidated and unconsolidated subsidiaries	3,944.5	3,666.9
Total assets	$4,508.6	$4,267.4
Liabilities:
Other liabilities	$24.9	$26.9
Total liabilities	24.9	26.9
Equity:
Total White Mountains’s common shareholders’ equity	4,483.7	4,240.5
Total liabilities and equity	$4,508.6	$4,267.4
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

SCHEDULE II (continued)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (1)

	Year Ended December 31,
Millions	2024	2023	2022
Revenues (loss) (including realized and unrealized gains and losses)	$50.7	$81.7	$(.4)
Expenses	51.8	60.5	67.1
Pre-tax income (loss)	(1.1)	21.2	(67.5)
Income tax (expense) benefit	(.8)	(1.2)	(.9)
Net income (loss)	(1.9)	20.0	(68.4)
Equity in earnings (losses) from consolidated and unconsolidated subsidiaries, net of tax	232.3	489.2	(42.0)
Equity in earnings from discontinued operations, net of tax - NSM Group (2)	—	—	16.4
Net gain (loss) from sale of discontinued operations, net of tax - NSM Group (2)	—	—	886.8
Net income (loss) attributable to White Mountains’s common shareholders	230.4	509.2	792.8
Equity in other comprehensive income (loss) from consolidated and unconsolidated subsidiaries, net of tax	(.1)	1.9	(2.9)
Equity in other comprehensive income (loss) from discontinued operations, net of tax - NSM Group	—	—	(5.2)
Net gain (loss) from foreign currency translation from sale of discontinued operations, net of tax - NSM Group	—	—	2.9
Comprehensive income (loss) attributable to White Mountains’s common shareholders	$230.3	$511.1	$787.6
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

SCHEDULE II (continued)
CONDENSED STATEMENTS OF CASH FLOWS (1)(2)

	Year Ended December 31,
Millions	2024	2023	2022
Net income (loss) attributable to White Mountains’s common shareholders	$230.4	$509.2	$792.8
Charges (credits) to reconcile net income to net cash from operations:
Net realized and unrealized investment (gains) losses	(50.5)	(78.9)	5.6
Equity in (earnings) losses from consolidated and unconsolidated subsidiaries, net of tax	(232.3)	(489.2)	42.0
Equity in (earnings) losses from discontinued operation, net of tax - NSM Group (2)	—	—	(16.4)
Net (gain) loss from sale of discontinued operations, net of tax - NSM Group (2)	—	—	(886.8)
Amortization of restricted share awards	16.3	15.3	14.0
Net other non-cash reconciling items	(1.1)	(2.6)	(7.0)
Distributions of accumulated earnings from consolidated subsidiaries (3)	24.2	17.3	7.0
Net other operating activities (3)(4)	(17.1)	9.2	17.2
Net cash provided from (used for) operations	(30.1)	(19.7)	(31.6)
Cash flows from investing activities:
Net change in short-term investments (3)(5)(6)	133.9	(63.8)	1,165.6
Purchases of investment securities	(107.9)	(125.0)	(359.2)
Maturities, calls, paydowns and sales of investment securities	100.0	335.4	15.7
Purchases of investment securities from subsidiaries (7)	(12.0)	—	(14.0)
Release of cash (pre-funding) for ILS funds managed by Elementum	—	70.0	(70.0)
Net issuance of debt (to) from subsidiaries (8)	(224.1)	(132.5)	(142.0)
Net repayment of debt (to) from subsidiaries (6)(8)	209.2	31.4	(15.0)
Net distributions from (contributions to) subsidiaries (5)(6)	(58.8)	(60.3)	49.3
Proceeds from the sale of Other Operating Businesses, net of cash sold of $0.0, $0.0 and $0.5	—	—	19.5
Net cash provided from (used for) investing activities	40.3	55.2	649.9
Cash flows from financing activities:
Repurchases and retirement of common shares	(7.9)	(32.7)	(615.8)
Cash dividends paid to common shareholders	(2.5)	(2.6)	(3.0)
Net cash provided from (used for) financing activities	(10.4)	(35.3)	(618.8)
Net change in cash during the year	(.2)	.2	(.5)
Cash balance at beginning of year	.3	.1	.6
Cash balance at end of year	$.1	$.3	$.1
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
(2)    See Note 20 — “Held for Sale and Discontinued Operations.”
(3) During 2022, Bridge Holdings, Ltd. (“Bridge”), a wholly-owned subsidiary of the Company, merged into the Company. The merger was treated as a liquidation for financial statement purposes. As part of the liquidation, Bridge transferred cash of $7.0 and non-cash balances to the Company including ending net equity of $3,540.6, intercompany note receivable of $76.4, investments in its subsidiaries of $2,003.6, fixed maturity investments of $28.6, common equity securities of $8.1, other long-term investments of $52.2, short-term investments of $1,358.7 and other assets of $6.0.
(4)    For 2024, 2023 and 2022, net other operating activities also included $(14.4), $8.4 and $3.3 of net changes in (receivables) payables to the Company’s subsidiaries. During 2023, the Company made a non-cash payment in fixed maturity investments of $10.0 for a payable due to its wholly-owned subsidiary, White Mountains Lafayette Holdings, Inc.
(5)    During 2024, the Company made cash contributions to its wholly-owned subsidiaries White Mountains Investments (Bermuda), Ltd. (“WMIB”) of $4.3 and non-cash contributions of $18.7 in short-term investments and cash contributions to its wholly-owned subsidiaries WM Hinson (Bermuda) Ltd. (“WM Hinson”) of $47.0. Also during 2024, the Company made cash contributions to its subsidiary WM Webster Holdings, Inc (“WM Webster”) of $7.5 and non-cash contributions of $4.9 in short-term investments. During 2024, the Company received a $319.5 distribution from its wholly-owned subsidiary WM Adams Holdings, Inc (“WM Adams”), which included cash of $0.2, short-term investments of $17.2, 3.5% ownership of its subsidiary WM Madison, Inc (“WM Madison”) of $2.1 and 94.2% ownership of its subsidiary WM Taylor Holdings, Inc (“WM Taylor”) of $300.0. Subsequently, the Company contributed its wholly-owned subsidiary WM Webster to WM Taylor. During 2022, the Company made cash contributions to its wholly-owned subsidiaries White Mountains Investments (Bermuda), Ltd. of $51.0 and WM Adams of $25.0. Also, during 2022, the Company made non-cash contributions of $100.0 in short-term investments to WM Adams. During 2022, the Company received cash distributions of $116.3 from HG Global, $7.7 from Ark and $1.3 from its wholly-owned subsidiary, PSC Holdings, Ltd.
(6)    During 2024, the Company had issuances of debt of $208.9 to WM Hinson and $15.2 to HG Global. During 2024, the Company received repayments of debt of $190.0 from WM Hinson and $19.2 from HG Global. During 2023, the Company had issuances of debt of $20.0 to WM Hinson, and $7.5 to HG Global. During 2023, the Company received repayments of debt of $42.4 in cash and $107.6 in investments ($45.9 in fixed maturity investments and $61.7 short-term investments) from WM Hinson and $9.5 from HG Global. Also, during 2023, the Company made repayments of debt of $20.5 in cash and $73.8 in investments ($36.9 in fixed maturity investments and $36.9 in short-term investments) to WM Birkdale Ltd. (“WM Birkdale”), a wholly-owned subsidiaries of the Company. Also, in 2023, the Company had issuances of debt of $105.0 in cash to White Mountains Investments (Luxembourg) S.a.r.l. (“WMIL”) under a new promissory note. Subsequently, the Company contributed the promissory note to WM Birkdale. During 2022, prior to the merger of Bridge into the Company, Bridge had an issuance of debt of $69.0 to the Company. Also, during 2022, the Company had issuances of debt of $205.0 to WM Hinson and $6.0 to HG Global.
(7) During 2024, the Company purchased $12.0 of fixed maturity investments, which included $8.0 from its subsidiary WMIL and $4.0 from WM Birkdale. During 2022, the Company purchased $14.0 of fixed maturity investments from WM Madison.
(8)    During 2022, prior to the merger of Bridge into the Company, the Company had a repayment of debt to Bridge of $15.0.

Schedules of the Registrant should be read in conjunction with the Consolidated Financial Statements and Notes.

SCHEDULE III

WHITE MOUNTAINS INSURANCE GROUP, LTD.
SUPPLEMENTARY INSURANCE INFORMATION

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J	Column K
Millions	Deferred Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premiums Earned	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Premiums Written
Years ended:
December 31, 2024
Ark/WM Outrigger	$165.2	$2,127.5	$853.3	$—	$1,587.8	$90.7	$855.8	$294.1	$136.1	$1,679.1
HG Global	86.6	—	297.3	—	31.7	32.2	—	8.2	.2	56.0
Bamboo Captive	10.2	17.8	31.5	—	39.4	1.4	20.6	14.1	—	50.0
Bamboo CRV	5.8	12.1	29.0	—	32.7	.4	12.1	12.1	—	61.7
December 31, 2023
Ark/WM Outrigger	145.3	1,605.1	743.6	—	1,409.7	61.4	726.8	273.1	113.6	1,520.9
HG Global	40.1	—	325.8	—	31.2	31.7	—	8.6	.4	58.6
December 31, 2022
Ark/WM Outrigger	127.2	1,296.5	623.2	—	1,043.4	16.3	536.4	238.3	78.7	1,195.2
HG Global	36.0	—	298.3	—	33.3	21.5	—	11.2	.4	65.1

Schedules of the Registrant should be read in conjunction with the Consolidated Financial Statements and Notes.

SCHEDULE IV

WHITE MOUNTAINS INSURANCE GROUP, LTD.
REINSURANCE

Column A	Column B	Column C	Column D	Column E	Column F
$ in Millions Premiums Earned	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year ended:
December 31, 2024
Ark/WM Outrigger	$1,004.2	$(504.6)	$1,088.2	$1,587.8	68.5%
HG Global	15.8	—	15.9	31.7	50.2
Bamboo Captive	—	(4.0)	43.4	39.4	110.2
Bamboo CRV	—	—	32.7	32.7	100.0
December 31, 2023
Ark/WM Outrigger	848.1	(364.0)	925.6	1,409.7	65.7
HG Global	28.7	—	2.5	31.2	8.0
December 31, 2022
Ark/WM Outrigger	655.5	(280.8)	668.7	1,043.4	64.1
HG Global	28.6	—	4.7	33.3	14.1

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
Years ended:

Ark/WM Outrigger
December 31, 2024
Reinsurance recoverables:
Allowance for uncollectible balances	$7.7	$2.5	$—	$—	$10.2
December 31, 2023
Reinsurance recoverables:
Allowance for uncollectible balances	7.8	(.2)	—	.1	7.7
December 31, 2022
Reinsurance recoverables:
Allowance for uncollectible balances	3.6	4.6	—	(.4)	7.8

(1)Represents net collections (charge-offs) of balances receivable and foreign currency translation.

Schedules of the Registrant should be read in conjunction with the Consolidated Financial Statements and Notes.

SCHEDULE VI

WHITE MOUNTAINS INSURANCE GROUP, LTD.
SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND CASUALTY INSURANCE OPERATIONS
(Millions)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H		Column I	Column J	Column K
	Deferred acquisition costs	Reserves for Unpaid Claims and Claims Adjustment Expenses	Discount, if any, deducted in Column C	Unearned Premiums	Earned Premiums	Net investment income	Claims and Claims Adjustment Expenses Incurred Related to		Amortization of deferred policy acquisition costs	Paid Claims and Claims Adjustment Expenses	Net Premiums written
Affiliation with registrant							Current Year	Prior Year
Ark/WM Outrigger
2024	$165.2	$2,127.5	$—	$853.3	$1,587.8	$90.7	$914.4	$(58.6)	$294.1	$416.7	$1,679.1
2023	145.3	1,605.1	—	743.6	1,409.7	61.4	706.9	19.9	273.1	407.9	1,520.9
2022	127.2	1,296.5	—	623.2	1,043.4	16.3	588.1	(51.7)	238.3	257.5	1,195.2
Bamboo Captive
2024	$10.2	$17.8	$—	$31.5	$39.4	$1.4	$17.3	$3.3	$14.1	$12.0	$50.0
2023	—	—	—	—	—	—	—	—	—	—	—
2022	—	—	—	—	—	—	—	—	—	—	—
Bamboo CRV
2024	$5.8	$12.1	$—	$29.0	$32.7	$.4	$12.1	$—	$12.1	$—	$61.7
2023	—	—	—	—	—	—	—	—	—	—	—
2022	—	—	—	—	—	—	—	—	—	—	—

Schedules of the Registrant should be read in conjunction with the Consolidated Financial Statements and Notes.