Form 10-Q
period 2025-03-31
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2025-05-07
CIK 776867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2025

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

As of May 2, 2025, 2,573,726 common shares with a par value of $1.00 per share were outstanding (which includes 32,885 restricted common shares that were not vested at such date).

WHITE MOUNTAINS INSURANCE GROUP, LTD.

Part I.FINANCIAL INFORMATION.
Item 1.Financial Statements
WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

Millions, except share and per share amounts	March 31, 2025	December 31, 2024
Assets
P&C Insurance and Reinsurance (Ark/WM Outrigger)
Fixed maturity investments, at fair value	$1,582.1	$1,565.1
Common equity securities, at fair value	420.9	425.4
Short-term investments, at fair value	625.2	601.4
Other long-term investments	586.8	547.8
Total investments	3,215.0	3,139.7
Cash (restricted $0.0 and $14.1)	160.5	141.2
Reinsurance recoverables	920.4	589.0
Insurance premiums receivable	1,272.6	768.6
Deferred acquisition costs	279.7	165.2
Goodwill and other intangible assets	292.5	292.5
Other assets	184.8	202.8
Total P&C Insurance and Reinsurance assets	6,325.5	5,299.0
Financial Guarantee (HG Global)
Fixed maturity investments, at fair value	631.9	612.1
Short-term investments, at fair value	54.1	55.5
Total investments	686.0	667.6
Cash	6.8	11.5
BAM Surplus Notes, at fair value	389.2	381.7
Insurance premiums receivable	7.6	4.4
Deferred acquisition costs	86.6	86.6
Other assets	26.9	27.6
Total Financial Guarantee assets	1,203.1	1,179.4
Asset Management (Kudu)
Short-term investments, at fair value	11.9	27.9
Other long-term investments	1,126.2	1,014.0
Total investments	1,138.1	1,041.9
Cash	15.1	.6
Accrued investment income	23.5	18.0
Goodwill and other intangible assets	7.9	8.0
Other assets	38.7	39.9
Total Asset Management assets	1,223.3	1,108.4
P&C Insurance Distribution (Bamboo)
Fixed maturity investments, at fair value	44.9	40.7
Short-term investments, at fair value	20.1	17.3
Total investments	65.0	58.0
Cash (restricted $77.0 and $59.5)	99.8	74.5
Premiums, commissions and fees receivable	67.4	70.0
Goodwill and other intangible assets	351.0	355.0
Other assets	31.8	27.1
Total P&C Insurance Distribution assets	615.0	584.6
Other Operations
Fixed maturity investments, at fair value	293.1	293.7
Common equity securities, at fair value	120.9	224.6
Investment in MediaAlpha, at fair value	165.0	201.6
Short-term investments, at fair value	293.3	262.1
Other long-term investments	574.9	588.4
Total investments	1,447.2	1,570.4
Cash	29.8	38.6
Insurance premiums receivable	14.9	15.3
Goodwill and other intangible assets	63.7	64.8
Other assets	82.4	65.1
Total Other Operations assets	1,638.0	1,754.2
Total assets	$11,004.9	$9,925.6
See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(Unaudited)

Millions, except share and per share amounts	March 31, 2025	December 31, 2024
Liabilities
P&C Insurance and Reinsurance (Ark/WM Outrigger)
Loss and loss adjustment expense reserves	$2,253.9	$2,127.5
Unearned insurance premiums	1,500.6	853.3
Debt	156.1	154.5
Reinsurance payable	385.8	149.5
Contingent consideration	165.0	155.3
Other liabilities	196.7	224.7
Total P&C Insurance and Reinsurance liabilities	4,658.1	3,664.8
Financial Guarantee (HG Global)
Unearned insurance premiums	295.8	297.3
Debt	147.5	147.4
Other liabilities	20.0	19.4
Total Financial Guarantee liabilities	463.3	464.1
Asset Management (Kudu)
Debt	246.6	238.6
Other liabilities	84.0	78.1
Total Asset Management liabilities	330.6	316.7
P&C Insurance Distribution (Bamboo)
Loss and loss adjustment expense reserves	23.2	17.8
Unearned insurance premiums	34.2	31.5
Premiums and commissions payable	86.2	88.1
Debt	104.7	—
Other liabilities	34.4	30.3
Total P&C Insurance Distribution liabilities	282.7	167.7
Other Operations
Loss and loss adjustment expense reserves	13.4	12.1
Unearned insurance premiums	30.8	29.0
Debt	21.2	22.0
Accrued incentive compensation	28.2	79.3
Other liabilities	36.9	38.9
Total Other Operations liabilities	130.5	181.3
Total liabilities	5,865.2	4,794.6
Equity
White Mountains’s common shareholders’ equity
White Mountains’s common shares at $1 par value per share—authorized 50,000,000 shares; issued and outstanding 2,573,726 and 2,568,148 shares	2.6	2.6
Paid-in surplus	564.5	563.8
Retained earnings	3,943.0	3,919.0
Accumulated other comprehensive income (loss), after-tax:
Net unrealized gains (losses) from foreign currency translation	(.5)	(1.7)
Total White Mountains’s common shareholders’ equity	4,509.6	4,483.7
Noncontrolling interests	630.1	647.3
Total equity	5,139.7	5,131.0
Total liabilities and equity	$11,004.9	$9,925.6
See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
Millions	2025	2024
Revenues:
P&C Insurance and Reinsurance (Ark/WM Outrigger)
Earned insurance premiums	$358.0	$302.8
Net investment income	23.5	19.9
Net realized and unrealized investment gains (losses)	29.5	10.6
Other revenues	2.2	3.5
Total P&C Insurance and Reinsurance revenues	413.2	336.8

Financial Guarantee (HG Global)
Earned insurance premiums	8.2	7.8
Net investment income	6.3	9.7
Net realized and unrealized investment gains (losses)	10.0	(10.1)
Interest income from BAM Surplus Notes	7.5	—
Other revenues	.1	.5
Total Financial Guarantee revenues	32.1	7.9

Asset Management (Kudu)
Net investment income	19.4	17.2
Net realized and unrealized investment gains (losses)	44.0	(6.5)
Other revenues	.4	—
Total Asset Management revenues	63.8	10.7

P&C Insurance Distribution (Bamboo)
Commission and fee revenues	44.2	21.9
Earned insurance premiums	14.9	8.4
Other revenues	2.3	.8
Total P&C Insurance Distribution revenues	61.4	31.1

Other Operations
Earned insurance premiums	13.9	—
Net investment income	9.7	9.9
Net realized and unrealized investment gains (losses)	2.8	22.2
Net realized and unrealized investment gains (losses) from investment in MediaAlpha	(36.6)	210.7
Commission and fees revenues	3.9	3.6
Other revenues	13.6	14.4
Total Other Operations revenues	7.3	260.8
Total revenues	$577.8	$647.3
See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(Unaudited)

	Three Months Ended March 31,
Millions	2025	2024
Expenses:
P&C Insurance and Reinsurance (Ark/WM Outrigger)
Loss and loss adjustment expenses	$233.5	$180.0
Acquisition expenses	83.5	66.3
General and administrative expenses	35.9	42.2
Change in fair value of contingent consideration	9.7	—
Interest expense	4.2	5.4
Total P&C Insurance and Reinsurance expenses	366.8	293.9

Financial Guarantee (HG Global)
Acquisition expenses	1.9	2.2
General and administrative expenses	.6	17.3
Interest expense	4.6	3.5
Total Financial Guarantee expenses	7.1	23.0

Asset Management (Kudu)
General and administrative expenses	4.0	3.4
Interest expense	6.4	5.6
Total Asset Management expenses	10.4	9.0

P&C Insurance Distribution (Bamboo)
Broker commission expenses	15.5	9.3
Loss and loss adjustment expenses	10.9	5.8
Acquisition expenses	6.6	3.1
General and administrative expenses	20.0	12.0
Interest expense	2.1	—
Total P&C Insurance Distribution expenses	55.1	30.2

Other Operations
Loss and loss adjustment expenses	17.4	—
Acquisition expenses	5.1	—
Cost of sales	7.5	7.6
General and administrative expenses	35.5	50.3
Interest expense	.5	.7
Total Other Operations expenses	66.0	58.6
Total expenses	505.4	414.7
Pre-tax income (loss)	72.4	232.6
Income tax (expense) benefit	(9.6)	(10.8)
Net income (loss)	62.8	221.8
Net (income) loss attributable to noncontrolling interests	(28.9)	14.6
Net income (loss) attributable to White Mountains’s common shareholders	$33.9	$236.4
See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
Millions, except for per share amounts	2025	2024
Net income (loss) attributable to White Mountains’s common shareholders	$33.9	$236.4
Other comprehensive income (loss), net of tax	2.0	(.3)
Comprehensive income (loss)	35.9	236.1
Other comprehensive (income) loss attributable to noncontrolling interests	(.8)	.1
Comprehensive income (loss) attributable to White Mountains’s common shareholders	$35.1	$236.2

	Three Months Ended March 31,
	2025	2024
Earnings (loss) per share attributable to White Mountains’s common shareholders:
Basic earnings (loss) per share	$13.19	$92.33
Diluted earnings (loss) per share	$13.19	$92.33
Dividends declared and paid per White Mountains’s common share	$1.00	$1.00
See Notes to Consolidated Financial Statements.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	White Mountains’s Common Shareholders’ Equity
Millions	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Non-controlling interest	Total Equity
Balances as of January 1, 2025	$566.4	$3,919.0	$(1.7)	$4,483.7	$647.3	$5,131.0
Net income (loss)	—	33.9	—	33.9	28.9	62.8
Other comprehensive income (loss), net of tax	—	—	1.2	1.2	.8	2.0
Total comprehensive income (loss)	—	33.9	1.2	35.1	29.7	64.8
Dividends declared on common shares	—	(2.6)	—	(2.6)	—	(2.6)
Dividends to noncontrolling interests	—	—	—	—	(13.9)	(13.9)
Repurchases and retirements of common shares	(1.1)	(8.8)	—	(9.9)	—	(9.9)
Amortization of restricted share awards	3.8	—	—	3.8	—	3.8
Recognition of equity-based compensation expense of subsidiaries	1.1	—	—	1.1	.4	1.5
Net contributions (distributions) and dilution from other noncontrolling interests	(3.1)	1.5	—	(1.6)	(33.4)	(35.0)
Balances as of March 31, 2025	$567.1	$3,943.0	$(.5)	$4,509.6	$630.1	$5,139.7

	White Mountains’s Common Shareholders’ Equity
Millions	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Non-controlling interest	Total Equity
Balances as of January 1, 2024	$551.3	$3,690.8	$(1.6)	$4,240.5	$321.1	$4,561.6
Net income (loss)	—	236.4	—	236.4	(14.6)	221.8
Other comprehensive income (loss), net of tax	—	—	(.2)	(.2)	(.1)	(.3)
Total comprehensive income (loss)	—	236.4	(.2)	236.2	(14.7)	221.5
Dividends declared on common shares	—	(2.5)	—	(2.5)	—	(2.5)
Dividends to noncontrolling interests	—	—	—	—	(9.8)	(9.8)
Issuances of common shares	.3	—	—	.3	—	.3
Repurchases and retirements of common shares	(1.1)	(7.0)	—	(8.1)	—	(8.1)
BAM member surplus contributions, net of tax	—	—	—	—	11.4	11.4
Amortization of restricted share awards	3.2	—	—	3.2	—	3.2
Recognition of equity-based compensation expense of subsidiaries	.6	—	—	.6	.2	.8
Net contributions (distributions) and dilution from other noncontrolling interests	.2	—	—	.2	.9	1.1
Acquisition of noncontrolling interests — Bamboo	—	—	—	—	111.1	111.1
Balances as of March 31, 2024	$554.5	$3,917.7	$(1.8)	$4,470.4	$420.2	$4,890.6
See Notes to Consolidated Financial Statements.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
Millions	2025	2024
Cash flows from operations:
Net income (loss)	$62.8	$221.8
Adjustments to reconcile net income to net cash provided from (used for) operations:
Net realized and unrealized investment (gains) losses	(86.6)	(16.2)
Net realized and unrealized investment (gains) losses from investment in MediaAlpha	36.6	(210.7)
Change in fair value of contingent consideration - Ark	9.7	—
Interest income from BAM Surplus Notes subsequent to deconsolidation	(7.5)	—
Deferred income tax expense (benefit)	1.7	(9.8)
Amortization of restricted share awards	3.8	3.2
Amortization (accretion) and depreciation	1.1	(2.1)
Other operating items:
Net change in reinsurance recoverables	(331.4)	(253.0)
Net change in insurance premiums, commissions and fees receivable	(504.2)	(394.9)
Net change in deferred acquisition costs	(114.5)	(68.8)
Net change in loss and loss adjustment expense reserves	133.1	142.4
Net change in unearned insurance premiums	650.3	499.4
Net change in reinsurance payable	236.3	181.4
Net change in premiums and commissions payable	(1.9)	12.5
Net change in accrued incentive compensation from Other Operations	(51.1)	(40.1)
Contributions to Kudu’s Participation Contracts	(68.0)	—
Net other operating activities	(10.4)	(28.6)
Net cash provided from (used for) operations	(40.2)	36.5
Cash flows from investing activities:
Net change in short-term investments	(52.2)	441.3
Sales of fixed maturity investments	96.7	185.8
Maturities, calls and paydowns of fixed maturity investments	109.7	81.8
Sales of common equity securities and investment in MediaAlpha	120.7	—
Distributions and redemptions of other long-term investments	21.9	91.5
Purchases of consolidated subsidiaries, net of cash acquired of $0.0 and $44.9	—	(231.8)
Purchases of fixed maturity investments	(222.5)	(417.3)
Purchases of other long-term investments	(39.7)	(79.9)
Net other investing activities	(27.3)	29.2
Net cash provided from (used for) investing activities	7.3	100.6
Cash flows from financing activities:
Draw down of debt and revolving lines of credit	116.3	—
Repayment of debt and revolving lines of credit	(1.0)	(32.6)
Cash dividends paid to common shareholders	(2.6)	(2.5)
Repurchases and retirements of common shares	(9.9)	(8.1)
BAM member surplus contributions prior to deconsolidation	—	11.4
Contributions from other noncontrolling interests	.6	1.1
Distributions to other noncontrolling interests	(41.1)	—
Net other financing activities	16.2	(3.5)
Net cash provided from (used for) financing activities	78.5	(34.2)
Net change in cash during the period	45.6	102.9
Cash balance at beginning of period (includes restricted cash balances of $73.6 and $0.7)	266.4	122.4
Cash balance at end of period (includes restricted cash balances of $77.0 and $83.0)	$312.0	$225.3
Supplemental cash flows information:
Interest paid	$(15.9)	$(16.7)
Net income tax payments	$(3.5)	$(5.3)
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
These interim financial statements include all adjustments considered necessary by management to fairly state the financial position, results of operations and cash flows of White Mountains. These interim financial statements may not be indicative of financial results for the full year and should be read in conjunction with the Company’s 2024 Annual Report on Form 10-K.

Reportable Segments
As of March 31, 2025, White Mountains conducted its operations through four reportable segments: (1) Ark/WM Outrigger, (2) HG Global, (3) Kudu and (4) Bamboo, with our remaining operating businesses, holding companies and other assets included in Other Operations. White Mountains has made its segment determination based on consideration of the following criteria: (i) the nature of the business activities of each of the Company’s subsidiaries and affiliates; (ii) the manner in which the Company’s subsidiaries and affiliates are organized; (iii) the existence of primary managers responsible for specific subsidiaries and affiliates; and (iv) the organization of information provided to the Company’s chief operating decision makers and its Board of Directors. See Note 14 — “Segment Information.”
The Ark/WM Outrigger segment consists of Ark Insurance Holdings Limited and its subsidiaries (collectively, “Ark”) and Outrigger Re Ltd. Segregated Account 2023-1 (“WM Outrigger Re”) (collectively with Ark, “Ark/WM Outrigger”). Ark is a specialty property and casualty insurance and reinsurance company that offers a wide range of niche insurance and reinsurance products, including property, specialty, marine & energy, accident & health and casualty. Ark underwrites select coverages through Lloyd’s Syndicates 4020 and 3902 and Additional Central Settlement Number (“ACSN”) 3832 (collectively, the “Syndicates”) and its wholly-owned subsidiary Group Ark Insurance Limited (“GAIL”). White Mountains acquired a controlling ownership interest in Ark on January 1, 2021 (the “Ark Transaction”). As of March 31, 2025 and December 31, 2024, White Mountains owned 72.1% of Ark on a basic shares outstanding basis (61.9% after taking account of management’s equity incentives). The remaining shares are owned by current and former employees of Ark. In the future, management rollover shareholders could earn additional shares in Ark if and to the extent that White Mountains achieves certain thresholds for its multiple of invested capital (“MOIC”) return. If fully earned, these shares would represent an additional 12.3% of the shares outstanding as of March 31, 2025. The liability related to these additional shares is recorded as contingent consideration. During the fourth quarter of 2022, Ark sponsored the formation of Outrigger Re Ltd., a Bermuda company registered as a special purpose insurer and segregated accounts company, to provide collateralized reinsurance protection on Ark’s Bermuda global property catastrophe excess of loss portfolio for the 2023 underwriting year. Ark renewed its quota share reinsurance agreement with Outrigger Re Ltd. for the 2024 and 2025 underwriting years. White Mountains consolidates the results of its segregated account, WM Outrigger Re, in its financial statements. See Note 2 — “Significant Transactions.” As of March 31, 2025 and December 31, 2024, White Mountains owned 100.0% of WM Outrigger Re’s preferred equity.
The HG Global segment consists of HG Global Ltd. and its wholly-owned subsidiaries (collectively, “HG Global”) and, prior to its deconsolidation on July 1, 2024, the consolidated results of Build America Mutual Assurance Company (“BAM”). See Note 2 — “Significant Transactions.” HG Global was established to fund the startup of BAM and, through its reinsurance subsidiary, HG Re Ltd. (“HG Re”), to provide first-loss reinsurance protection of up to 15%-of-par outstanding for each policy assumed from BAM. HG Global, together with its subsidiaries, funded the initial capitalization of BAM through the purchase of $503.0 million of surplus notes issued by BAM (the “BAM Surplus Notes”). As of March 31, 2025 and December 31, 2024, White Mountains owned 96.9% of HG Global’s preferred equity and 88.4% of its common equity.

White Mountains does not have an ownership interest in BAM. However, through June 30, 2024, White Mountains was required to consolidate BAM’s results in its financial statements because BAM is a variable interest entity (“VIE”) for which White Mountains was the primary beneficiary. BAM’s results were all attributed to noncontrolling interests. On July 1, 2024, HG Re and BAM amended the terms of the first-loss reinsurance treaty (“FLRT”) with respect to certain governance rights held by HG Re. As a result, and in combination with other governance changes at BAM, White Mountains concluded that it no longer has the power to direct BAM’s activities that most significantly impact its economic performance and is no longer BAM’s primary beneficiary. Accordingly, effective July 1, 2024, White Mountains no longer consolidates BAM. Through June 30, 2024, BAM’s results of operations were presented within the HG Global segment. See Note 2 — “Significant Transactions.”
The Kudu segment consists of Kudu Investment Management, LLC and its subsidiaries (collectively “Kudu”). Kudu provides capital solutions for boutique asset and wealth managers for a variety of purposes including generational ownership transfers, management buyouts, acquisition and growth finance and legacy partner liquidity. Kudu also provides strategic advice to managers from time to time. Kudu’s capital solutions generally are structured as minority preferred equity stakes with distribution rights, typically tied to gross revenues and designed to generate immediate cash yields. As of March 31, 2025 and December 31, 2024, White Mountains owned 91.2% and 90.4% of Kudu’s basic units outstanding (77.9% and 77.0% on a fully-diluted/fully-converted basis, taking account of management’s equity incentives).
The Bamboo segment consists of PM Holdings LLC (“Bamboo Holdings”), Bamboo Ide8 Insurance Services LLC (“Bamboo MGA”) and Ide8 Re Inc. (the “Bamboo Captive”) (collectively with Bamboo Holdings and Bamboo MGA, “Bamboo”). Bamboo is a capital-light, tech- and data-enabled insurance distribution platform providing homeowners’ insurance and related products to the residential property market in California. Bamboo operates primarily through Bamboo MGA, its full-service managing general agent (“MGA”) business, where the company manages all aspects of the placement process on behalf of its fronting and reinsurance carrier partners (“Capacity Providers”), including product development, marketing, underwriting, policy issuance and claims oversight, and it earns commissions based on the volume and profitability of the insurance that it places. Bamboo MGA offers both admitted and non-admitted products. Under its capacity agreements, Bamboo MGA’s commission levels are based on a sliding scale tied primarily to its attritional loss ratio. Bamboo also operates two separate but integrated businesses: (i) a retail agency, within Bamboo MGA, offering ancillary products (e.g., flood, earthquake) on behalf of third parties and (ii) the Bamboo Captive, a U.S.-domiciled captive reinsurer that participates in the underwriting risk of Bamboo’s MGA programs to align interests with Capacity Providers. During the fourth quarter of 2024, the Bamboo Captive redomiciled from Bermuda to Arizona and changed its name from Ide8 Limited to Ide8 Re Inc. On January 2, 2024, White Mountains acquired a controlling interest in Bamboo. See Note 2 — “Significant Transactions.” As of March 31, 2025 and December 31, 2024, White Mountains owned 72.8% of the basic units outstanding of Bamboo (63.7% on a fully-diluted/fully-converted basis, taking account of management’s equity incentives).
White Mountains’s other operations consist of the Company and its wholly-owned subsidiary, White Mountains Capital, LLC (“WM Capital”), its other intermediate holding companies, its wholly-owned investment management subsidiary, White Mountains Advisors LLC (“WM Advisors”), investment assets managed by WM Advisors, its interests in MediaAlpha, Inc. (“MediaAlpha”), DavidShield PassportCard Ltd. and its subsidiaries (collectively, “PassportCard/DavidShield”), Elementum Holdings LP (“Elementum”), White Mountains Partners LLC (“WTM Partners”), a Bermuda special purpose collateralized reinsurance vehicle that provides reinsurance capacity to Bamboo (the “Bamboo CRV”), certain other consolidated and unconsolidated entities (“Other Operating Businesses”) and certain other assets (collectively, “Other Operations”).

Significant Accounting Policies

Refer to the Notes to Consolidated Financial Statements in the Company’s 2024 Annual Report on Form 10-K for White Mountains’s significant accounting policies.

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
On January 2, 2024, White Mountains closed the Bamboo Transaction in accordance with the terms of the Bamboo Merger Agreement, investing $296.7 million of equity into Bamboo, which included the contribution of $36.0 million to retire Bamboo’s legacy credit facility and the contribution of $20.0 million of primary capital. At closing, White Mountains owned 72.8% of Bamboo on a basic shares outstanding basis (63.7% on a fully-diluted/fully-converted basis, taking account of management’s equity incentives), while Bamboo management owned 16.1% of basic shares outstanding (26.6% on a fully-diluted/fully-converted basis, taking account of management’s equity incentives).
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
Bamboo’s segment income and expenses since acquisition are presented in Note 14 — “Segment Information.”

BAM

On July 1, 2024, HG Re and BAM amended the terms of the FLRT with respect to certain governance rights held by HG Re. As a result, and in combination with other governance changes at BAM, White Mountains concluded that it no longer has the power to direct BAM’s activities that most significantly impact its economic performance and is no longer BAM’s primary beneficiary. Accordingly, effective July 1, 2024, White Mountains no longer consolidates BAM. See Note 15 — “Variable Interest Entities.” Through June 30, 2024, BAM’s results of operations were presented within the HG Global segment.
Upon deconsolidation, the BAM Surplus Notes met the criteria to be accounted for under the fair value option, which White Mountains elected. Accordingly, the BAM Surplus Notes, including accrued interest receivable, were carried at fair value of $387.4 million as of July 1, 2024, which resulted in an unrealized loss on deconsolidation of $114.5 million. This fair value included the impact of a discount for the time value of money, which was previously included in adjusted book value per share as a non-GAAP adjustment to book value per share. See Note 10 — “Municipal Bond Guarantee Reinsurance” for the valuation techniques and inputs utilized to determine the fair value of the BAM Surplus Notes.

WM Outrigger Re

During the fourth quarter of 2022, Ark sponsored the formation of Outrigger Re Ltd., a Bermuda company registered as a special purpose insurer and segregated accounts company, to provide reinsurance capacity to Ark. Outrigger Re Ltd. was initially capitalized with $250.0 million of preference shares for business written in the 2023 underwriting year, of which White Mountains contributed $205.0 million. The remaining capital was provided by third-party investors. Outrigger Re Ltd. entered into collateralized quota share agreements with GAIL to provide reinsurance protection on Ark’s Bermuda global property catastrophe excess of loss portfolio written for the 2023 underwriting year. The proceeds from the issuance of the preference shares were deposited into collateral trust accounts to fund any potential obligations under the reinsurance agreements with GAIL. Outrigger Re Ltd.’s obligations under the reinsurance agreements with GAIL are subject to an aggregate limit equal to the assets in the collateral trusts at any point in time. The terms of the reinsurance agreements are renewable upon the mutual agreement of Ark and the applicable preference shareholder of Outrigger Re Ltd.
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
During the three months ended March 31, 2025, no distributions were received from WM Outrigger Re. During the three months ended March 31, 2024, White Mountains received a return of capital of $68.1 million from WM Outrigger Re as a result of its reduced capital commitment relating to the 2024 underwriting year. During 2024, WM Outrigger Re commuted its reinsurance agreement with GAIL for the 2023 underwriting year.
As of March 31, 2025 and December 31, 2024, WM Outrigger Re held investments of $208.7 million and $203.7 million in a collateral trust.

Note 3.  Investment Securities

White Mountains’s portfolio of investment securities held for general investment purposes consists of fixed maturity investments, short-term investments, common equity securities, its investment in MediaAlpha and other long-term investments. White Mountains’s portfolio of fixed maturity investments, including those within short-term investments, is classified as trading securities. Trading securities are reported at fair value as of the balance sheet date. Short-term investments also include interest-bearing money market funds and certificates of deposit that are carried at fair value. White Mountains’s portfolio of common equity securities, its investment in MediaAlpha and other long-term investments are measured at fair value. Other long-term investments consist primarily of unconsolidated entities, Kudu’s Participation Contracts, private equity funds and hedge funds, a bank loan fund, Lloyd’s trust deposits, insurance-linked securities (“ILS”) funds and private debt instruments. White Mountains has taken the fair value option for its equity method eligible investments. See Note 16 — “Equity Method Eligible Investments.” Net realized and unrealized investment gains (losses) are reported in pre-tax revenues.
Effective July 1, 2024, White Mountains no longer consolidates BAM. Through June 30, 2024, White Mountains’s consolidated financial statements included BAM’s investment results. See Note 2 — “Significant Transactions.”

Net Investment Income

White Mountains’s net investment income is comprised primarily of interest income associated with White Mountains’s fixed maturity investments and short-term investments, dividend income from common equity securities and distributions from other long-term investments.
The following table presents pre-tax net investment income for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
Millions	2025	2024
Fixed maturity investments	$27.0	$20.9
Short-term investments	10.6	15.7
Common equity securities	.4	.5
Other long-term investments	22.2	20.6
Total investment income	60.2	57.7
Third-party investment expenses	(.6)	(.7)
Net investment income, pre-tax	$59.6	$57.0

Net Realized and Unrealized Investment Gains (Losses)

The following table presents net realized and unrealized investment gains (losses) for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
Millions	2025	2024
Realized investment gains (losses)
Fixed maturity investments	$(.1)	$(5.8)
Short-term investments	.2	(.2)
Common equity securities	34.6	—
Other long-term investments	5.6	.3
Net realized investment gains (losses)	40.3	(5.7)
Unrealized investment gains (losses)
Fixed maturity investments	22.2	(7.4)
Short-term investments	—	(1.0)
Common equity securities	(22.1)	23.1
Investment in MediaAlpha	(36.6)	210.7
Other long-term investments	46.2	7.1
Net unrealized investment gains (losses)	9.7	232.5
Net realized and unrealized investment gains (losses) (1)	$50.0	$226.8
Fixed maturity and short-term investments
Net realized and unrealized investment gains (losses)	$22.3	$(14.4)
Less: net realized and unrealized gains (losses) on investment securities sold during the period	.5	(.7)
Net unrealized investment gains (losses) recognized during the period on investment securities held at the end of the period	$21.8	$(13.7)
Common equity securities and investment in MediaAlpha
Net realized and unrealized investment gains (losses) on common equity securities	$12.5	$23.1
Net realized and unrealized investment gains (losses) from investment in MediaAlpha	(36.6)	210.7
Total net realized and unrealized investment gains (losses)	(24.1)	233.8
Less: net realized and unrealized gains (losses) on investment securities sold during the period	3.0	—
Net unrealized investment gains (losses) recognized during the period on investment securities held at the end of the period	$(27.1)	$233.8
(1) For the three months ended March 31, 2025 and 2024, includes $7.2 and $(11.5) of net realized and unrealized investment gains (losses) related to foreign currency exchange.

The following table presents total net unrealized gains (losses) attributable to Level 3 investments for the three months ended March 31, 2025 and 2024 for investments still held at the end of the period:

	Three Months Ended March 31,
Millions	2025	2024
Total net unrealized investment gains on other long-term investments held at the end of period, pre-tax	$45.0	$(6.2)

Investment Holdings

The following tables present the cost or amortized cost, gross unrealized investment gains (losses), net foreign currency gains (losses) and carrying value of White Mountains’s fixed maturity investments as of March 31, 2025 and December 31, 2024:

	March 31, 2025
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Foreign Currency Gains (Losses)	Carrying Value
U.S. Government and agency obligations	$489.0	$2.3	$(.4)	$—	$490.9
Debt securities issued by corporations	1,415.5	8.2	(22.3)	(2.9)	1,398.5
Municipal obligations	3.2	—	—	—	3.2
Mortgage and asset-backed securities	399.6	1.3	(21.0)	—	379.9
Collateralized loan obligations	256.7	.4	(.6)	(.5)	256.0
Foreign government and agency obligations	23.4	—	—	.1	23.5
Total fixed maturity investments	$2,587.4	$12.2	$(44.3)	$(3.3)	$2,552.0

	December 31, 2024
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Foreign Currency Gains (Losses)	Carrying Value
U.S. Government and agency obligations	$461.8	$1.1	$(.8)	$—	$462.1
Debt securities issued by corporations	1,444.5	4.6	(31.4)	(3.5)	1,414.2
Municipal obligations	3.2	—	—	—	3.2
Mortgage and asset-backed securities	400.2	.2	(26.5)	—	373.9
Collateralized loan obligations	237.3	1.2	(.2)	(1.6)	236.7
Foreign government and agency obligations	22.2	—	(.1)	(.6)	21.5
Total fixed maturity investments	$2,569.2	$7.1	$(59.0)	$(5.7)	$2,511.6

The following table presents the cost or amortized cost and carrying value of White Mountains’s fixed maturity investments by contractual maturity as of March 31, 2025 and December 31, 2024. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without penalties.

	March 31, 2025		December 31, 2024
Millions	Cost or Amortized Cost	Carrying Value	Cost or Amortized Cost	Carrying Value
Due in one year or less	$318.7	$316.4	$205.8	$203.9
Due after one year through five years	1,374.7	1,370.2	1,494.5	1,478.7
Due after five years through ten years	219.8	211.4	206.1	193.2
Due after ten years	17.9	18.1	25.3	25.2
Mortgage and asset-backed securities and collateralized loan obligations	656.3	635.9	637.5	610.6
Total fixed maturity investments	$2,587.4	$2,552.0	$2,569.2	$2,511.6

The following tables present the cost or amortized cost, gross unrealized investment gains (losses), net foreign currency gains (losses) and carrying value of common equity securities, White Mountains’s investment in MediaAlpha and other long-term investments as of March 31, 2025 and December 31, 2024:

	March 31, 2025
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Foreign Currency Gains (Losses)	Carrying Value
Common equity securities	$450.9	$95.8	$—	$(4.9)	$541.8
Investment in MediaAlpha	$59.2	$105.8	$—	$—	$165.0
Other long-term investments	$1,840.3	$596.5	$(122.8)	$(26.1)	$2,287.9

	December 31, 2024
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Foreign Currency Gains (Losses)	Carrying Value
Common equity securities	$537.0	$120.4	$—	$(7.4)	$650.0
Investment in MediaAlpha	$59.2	$142.4	$—	$—	$201.6
Other long-term investments	$1,748.7	$546.4	$(116.7)	$(28.2)	$2,150.2

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

Fair Value Measurements By Level
The following tables present White Mountains’s fair value measurements for investments as of March 31, 2025 and December 31, 2024 by level. The major security types were based on the legal form of the securities. White Mountains has disaggregated its fixed maturity investments based on the issuing entity type, which impacts credit quality, with debt securities issued by U.S. government entities carrying minimal credit risk, while the credit and other risks associated with other issuers, such as corporations, foreign governments and agencies, municipalities, entities issuing mortgage and asset-backed securities or entities issuing collateralized loan obligations vary depending on the nature of the issuing entity type. White Mountains further disaggregates debt securities issued by corporations by industry sector because investors often reference commonly used benchmarks and their subsectors to monitor risk and performance. Accordingly, White Mountains has further disaggregated this asset class into subclasses based on the similar sectors and industry classifications it uses to evaluate investment risk and performance against commonly used benchmarks, such as the Bloomberg U.S. Intermediate Aggregate Index.

	March 31, 2025
Millions	Fair Value	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. Government and agency obligations	$490.9	$490.1	$.8	$—
Debt securities issued by corporations:
Financials	474.4	—	474.4	—
Consumer	263.1	—	263.1	—
Industrial	150.2	—	150.2	—
Healthcare	144.2	—	144.2	—
Technology	119.3	—	119.3	—
Communications	64.5	—	64.5	—
Materials	63.8	—	63.8	—
Utilities	60.7	—	60.7	—
Energy	58.3	—	58.3	—
Total debt securities issued by corporations	1,398.5	—	1,398.5	—
Municipal obligations	3.2	—	3.2	—
Mortgage and asset-backed securities	379.9	—	379.9	—
Collateralized loan obligations	256.0	—	256.0	—
Foreign government and agency obligations	23.5	—	23.5	—
Total fixed maturity investments	2,552.0	490.1	2,061.9	—
Short-term investments	1,004.6	1,001.0	3.6	—
Common equity securities:
Exchange-traded funds	120.9	120.9	—	—
Other (1)	420.9	—	420.9	—
Total common equity securities	541.8	120.9	420.9	—
Investment in MediaAlpha	165.0	165.0	—	—
Other long-term investments	1,401.4	—	25.5	1,375.9
Other long-term investments — net asset value (2)	886.5	—	—	—
Total other long-term investments	2,287.9	—	25.5	1,375.9
Total investments	$6,551.3	$1,777.0	$2,511.9	$1,375.9
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

	December 31, 2024
Millions	Fair Value	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. Government and agency obligations	$462.1	$461.3	$.8	$—
Debt securities issued by corporations:
Financials	466.7	—	466.7	—
Consumer	255.2	—	255.2	—
Industrial	164.4	—	164.4	—
Healthcare	153.1	—	153.1	—
Technology	113.8	—	113.8	—
Communications	71.6	—	71.6	—
Materials	65.7	—	65.7	—
Utilities	60.9	—	60.9	—
Energy	62.8	—	62.8	—
Total debt securities issued by corporations	1,414.2	—	1,414.2	—
Municipal obligations	3.2	—	3.2	—
Mortgage and asset-backed securities	373.9	—	373.9	—
Collateralized loan obligations	236.7	—	236.7	—
Foreign government and agency obligations	21.5	—	21.5	—
Total fixed maturity investments	2,511.6	461.3	2,050.3	—
Short-term investments	964.2	951.1	13.1	—
Common equity securities:
Exchange-traded funds	224.6	224.6	—	—
Other (1)	425.4	—	425.4	—
Total common equity securities	650.0	224.6	425.4	—
Investment in MediaAlpha	201.6	201.6	—	—
Other long-term investments	1,286.2	—	23.5	1,262.7
Other long-term investments — NAV (2)	864.0	—	—	—
Total other long-term investments	2,150.2	—	23.5	1,262.7
Total investments	$6,477.6	$1,838.6	$2,512.3	$1,262.7
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

Investments Held on Deposit or as Collateral

Lloyd’s trust deposits are generally required of Lloyd's syndicates to protect policyholders in non-U.K. markets and are pledged into Lloyd’s trust accounts to provide a portion of the capital needed to support obligations at Lloyd’s. As of March 31, 2025 and December 31, 2024, Ark held Lloyd’s trust deposits with a fair value of $155.9 million and $149.9 million.
The underwriting capacity of a member of Lloyd’s must be supported by providing a deposit (“Funds at Lloyd’s”) in the form of cash, securities or letters of credit in an amount determined by Lloyd’s. The amount of such deposit is calculated for each member through an annual capital adequacy determination by Lloyd’s. As of March 31, 2025 and December 31, 2024, the fair value of Ark’s Funds at Lloyd’s cash and investment deposits totaled $348.2 million and $361.5 million.
As of March 31, 2025 and December 31, 2024, Ark held additional investments on deposit or as collateral for insurance regulators and reinsurance counterparties of $250.3 million and $226.5 million.
As of March 31, 2025 and December 31, 2024, investments of $208.7 million and $203.7 million were held in a collateral trust account required to be maintained in relation to WM Outrigger Re’s reinsurance agreement with GAIL.
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
As of March 31, 2025 and December 31, 2024, investments of $41.3 million and $32.2 million were held as collateral required to be maintained in relation to the Bamboo Captive’s reinsurance agreements.
As of March 31, 2025 and December 31, 2024, investments of $42.7 million and $46.7 million were held as collateral required to be maintained in relation to the Bamboo CRV’s reinsurance agreements.

Debt Securities Issued by Corporations

The following table presents the fair values for credit ratings of debt securities issued by corporations held in White Mountains’s investment portfolio as of March 31, 2025 and December 31, 2024:

	Fair Value at
Millions	March 31, 2025	December 31, 2024
AAA	$11.9	$14.6
AA	89.5	91.2
A	623.7	607.2
BBB	659.1	688.7
BB	6.8	5.4
Other	7.5	7.1
Debt securities issued by corporations (1)	$1,398.5	$1,414.2
(1)    Credit ratings are based upon issuer credit ratings provided by Standard & Poor’s Financial Services LLC (“Standard & Poor’s”), or if unrated by Standard & Poor’s, long-term obligation ratings provided by Moody’s Investor Service, Inc.

Mortgage and Asset-backed Securities and Collateralized Loan Obligations

The following table presents the fair value of White Mountains’s mortgage and asset-backed securities and collateralized loan obligations as of March 31, 2025 and December 31, 2024:

	March 31, 2025			December 31, 2024
Millions	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
Mortgage-backed securities:
Agency:
FNMA	$202.7	$202.7	$—	$198.3	$198.3	$—
FHLMC	147.5	147.5	—	147.1	147.1	—
GNMA	24.0	24.0	—	24.2	24.2	—
Total agency (1)	374.2	374.2	—	369.6	369.6	—
Non-agency: Commercial	.4	.4	—	.4	.4	—
Total non-agency	.4	.4	—	.4	.4	—
Total mortgage-backed securities	374.6	374.6	—	370.0	370.0	—
Other asset-backed securities:
Vehicle receivables	3.1	3.1	—	1.7	1.7	—
Credit card receivables	.2	.2	—	.2	.2	—
Other	2.0	2.0	—	2.0	2.0	—
Total other asset-backed securities	5.3	5.3	—	3.9	3.9	—
Total mortgage and asset-backed securities	379.9	379.9	—	373.9	373.9	—
Collateralized loan obligations	256.0	256.0	—	236.7	236.7	—
Total mortgage and asset-backed securities and collateralized loan obligations	$635.9	$635.9	$—	$610.6	$610.6	$—
(1)    Represents publicly traded mortgage-backed securities which carry the full faith and credit guaranty of the U.S. Government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

As of March 31, 2025 and December 31, 2024, White Mountains’s investment portfolio included $256.0 million and $236.7 million of collateralized loan obligations that are within the senior tranches of their respective fund securitization structures. All of White Mountains’s collateral loan obligations were rated AAA or AA as of March 31, 2025 and December 31, 2024.

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
As of March 31, 2025, White Mountains owned 17.9 million shares of MediaAlpha, representing a 26.5% basic ownership interest (24.3% on a fully-diluted/fully-converted basis). See Note 16 — “Equity Method Eligible Investments.” At White Mountains’s March 31, 2025 level of ownership, each $1.00 per share increase or decrease in the share price of MediaAlpha will result in an approximate $7.00 per share increase or decrease in White Mountains’s book value per share. At the March 31, 2025 share price of $9.24 per share, the fair value of White Mountains’s investment in MediaAlpha was $165.0 million. At the December 31, 2024 share price of $11.29 per share, the fair value of White Mountains’s investment in MediaAlpha was $201.6 million.

Other Long-Term Investments

The following tables present the carrying values of White Mountains’s other long-term investments by reportable segment as of March 31, 2025 and December 31, 2024:

	Fair Value as of March 31, 2025
Millions	Ark/ WM Outrigger	Kudu	Other	Total
Kudu’s Participation Contracts	$—	$1,120.4	$—	$1,120.4
PassportCard/DavidShield	—	—	150.0	150.0
Elementum	—	—	35.0	35.0
Other unconsolidated entities (1)	—	—	64.7	64.7
Total unconsolidated entities	—	1,120.4	249..7	1,370.1
Private equity funds and hedge funds	134.8	—	244.4	379.2
Bank loan fund	264.9	—	—	264.9
Lloyd’s trust deposits	155.9	—	—	155.9
ILS funds	—	—	71.3	71.3
Private debt instruments	—	5.8	9.5	15.3
Other	31.2	—	—	31.2
Total other long-term investments	$586.8	$1,126.2	$574.9	$2,287.9
(1) Includes White Mountains’s noncontrolling equity interests in certain preferred securities, private common equity securities, limited liability company units and Simple Agreement for Future Equity (“SAFE”) investments.

	Fair Value as of December 31, 2024
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

Private Equity Funds and Hedge Funds
White Mountains invests in private equity funds and hedge funds, which are included in other long-term investments. The fair value of these investments is generally estimated using the NAV of the funds. As of March 31, 2025, White Mountains held investments in seventeen private equity funds and two hedge funds. The largest investment in a single private equity fund or hedge fund was $80.6 million and $59.2 million as of March 31, 2025 and December 31, 2024.

The following table presents the fair value of investments and unfunded commitments in private equity funds and hedge funds by investment objective and sector as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
Millions	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Private equity funds
Aerospace/Defense/Government	$140.3	$48.0	$152.4	$49.3
Financial services	96.6	28.0	93.4	32.0
Real estate	3.7	2.4	3.7	2.4
Total private equity funds	240.6	78.4	249.5	83.7
Hedge funds
Long/short all cap global	80.6	—	52.0	—
Long/short equity financials and business services	58.0	—	59.2	—
Total hedge funds	138.6	—	111.2	—
Total private equity funds and hedge funds	$379.2	$78.4	$360.7	$83.7

Investments in private equity funds are generally subject to a lock-up period during which investors may not request a redemption. Distributions prior to the expected termination date of the fund may be limited to dividends or proceeds arising from the liquidation of the fund’s underlying investments. In addition, certain private equity funds have the option to extend the lock-up period.
The following table presents investments in private equity funds that were subject to lock-up periods as of March 31, 2025:

Millions	1 – 3 years	3 – 5 years	5 – 10 years	>10 years	Total
Private equity funds — expected lock-up period remaining	$14.6	$51.5	$149.6	$24.9	$240.6

Investors in private equity funds are generally subject to indemnification obligations outside of the capital commitment period and prior to the winding up of the fund. As of March 31, 2025 and December 31, 2024, White Mountains is not aware of any indemnification claims relating to its investments in private equity funds.
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

Bank Loan Fund
White Mountains’s other long-term investments include a bank loan fund with a fair value of $264.9 million and $264.7 million as of March 31, 2025 and December 31, 2024. The fair value of this investment is estimated using the NAV of the fund. The bank loan fund’s investment objective is to provide, on an unleveraged basis, high current income consistent with preservation of capital and low duration. The bank loan fund primarily invests in a broad portfolio of U.S. dollar-denominated, non-investment grade, floating-rate senior secured loans and may invest in other financial instruments, such as secured and unsecured corporate debt, credit default swaps, reverse repurchase agreements, synthetic indices and cash and cash equivalents.
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

Lloyd’s Trust Deposits
White Mountains’s other long-term investments include Lloyd’s trust deposits, which consist of non-U.K. deposits and Canadian comingled pooled funds. The Lloyd’s trust deposits invest primarily in short-term government securities, agency securities and corporate bonds held in trusts that are managed by Lloyd's of London. These investments are generally required of Lloyd's syndicates to protect policyholders in non-U.K. markets and are pledged into Lloyd’s trust accounts to provide a portion of the capital needed to support obligations at Lloyd’s. The fair value of the Lloyd’s trust deposits is generally estimated using the NAV of the funds. As of March 31, 2025 and December 31, 2024, White Mountains held Lloyd’s trust deposits with a fair value of $155.9 million and $149.9 million.

ILS Funds
White Mountains’s other long-term investments include ILS fund investments. The fair value of these investments is generally estimated using the NAV of the funds. As of March 31, 2025 and December 31, 2024, White Mountains held investments in ILS funds with a fair value of $71.3 million and $74.0 million.
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

Rollforward of Level 3 Investments

Level 3 measurements as of March 31, 2025 and 2024 consist of securities for which the estimated fair value has not been determined based upon quoted market price inputs for identical or similar securities. The following table presents the changes in White Mountains’s fair value measurements for Level 3 investments for the three months ended March 31, 2025 and 2024:

Level 3 Investments
Millions	Other Long-term Investments		Other Long-term Investments
Balance as of December 31, 2024	$1,262.7	Balance as of December 31, 2023	$1,138.2
Net realized and unrealized gains	45.0	Net realized and unrealized gains	(5.7)
Purchases and contributions	68.2	Purchases and contributions	.1
Sales and distributions	—	Sales and distributions	(3.8)
Transfers in	—	Transfers in	—
Transfers out	—	Transfers out	—
Balance as of March 31, 2025	$1,375.9	Balance as of March 31, 2024	$1,128.8

Significant Unobservable Inputs

The following tables present significant unobservable inputs used in estimating the fair value of White Mountains’s other long-term investments, classified within Level 3 as of March 31, 2025 and December 31, 2024. The tables below exclude $23.6 million and $23.4 million of Level 3 other long-term investments generally valued based on recent or expected transaction prices. The fair value of investments in private equity funds and hedge funds, bank loan funds, Lloyd’s trust deposits and ILS funds are generally estimated using the NAV of the funds.

$ in Millions	March 31, 2025
Description	Valuation Technique(s) (1)	Fair Value (2)	Unobservable Inputs
			Discount Rate (5)	Terminal Cash Flow Exit Multiple (x) or Terminal Revenue Growth Rate (%) (5)
Kudu’s Participation Contracts (3)(4)	Discounted cash flow	$1,120.4	16% - 24%	7x - 22x
PassportCard/DavidShield	Discounted cash flow	$150.0	24%	4%
Elementum	Discounted cash flow	$35.0	22%	4%
Preferred securities	Discounted cash flow	$32.0	9%	N/A
Private debt instruments	Discounted cash flow	$14.9	11% - 12%	N/A
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
(4) In the first three months of 2025, Kudu deployed a total of $68.0 into new and existing Participation Contracts.
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
The following table presents the economic life, acquisition date fair value, accumulated amortization and net carrying value for other intangible assets and goodwill as of March 31, 2025 and December 31, 2024:

$ in Millions	Weighted Average Economic Life (in years)	March 31, 2025			December 31, 2024
		Acquisition Date Fair Value	Accumulated Amortization	Net Carrying Value	Acquisition Date Fair Value	Accumulated Amortization	Net Carrying Value
Goodwill:
Ark	N/A	$116.8	$—	$116.8	$116.8	$—	$116.8
Kudu	N/A	7.6	—	7.6	7.6	—	7.6
Bamboo	N/A	270.4	—	270.4	270.4	—	270.4
Other Operations	N/A	44.4	—	44.4	44.4	—	44.4
Total goodwill		439.2	—	439.2	439.2	—	439.2
Other intangible assets:
Ark
Underwriting capacity	N/A	175.7	—	175.7	175.7	—	175.7
Kudu
Trade names	7.0	2.2	1.9	.3	2.2	1.8	.4
Bamboo
Trade names	10.0	23.5	2.9	20.6	23.5	2.3	21.2
Agency relationships	6.0	72.4	15.1	57.3	72.4	12.1	60.3
Developed technology	3.0	4.7	2.0	2.7	4.7	1.6	3.1
Other	0.3	.4	.4	—	.4	.4	—
Subtotal		101.0	20.4	80.6	101.0	16.4	84.6
Other Operations
Trade names	13.3	13.3	6.0	7.3	13.3	5.6	7.7
Customer relationships	11.0	24.8	14.3	10.5	24.8	13.6	11.2
Other	11.8	3.1	1.6	1.5	3.1	1.6	1.5
Subtotal		41.2	21.9	19.3	41.2	20.8	20.4
Total other intangible assets		320.1	44.2	275.9	320.1	39.0	281.1
Total goodwill and other intangible assets		$759.3	$44.2	$715.1	$759.3	$39.0	$720.3

Rollforward of Goodwill and Other Intangible Assets

The following table presents the change in goodwill and other intangible assets for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025			2024
Millions	Goodwill	Other Intangible Assets	Total Goodwill and Other Intangible Assets	Goodwill	Other Intangible Assets	Total Goodwill and Other Intangible Assets
Beginning balance	$439.2	$281.1	$720.3	$168.8	$201.8	$370.6
Acquisitions of businesses (1)	—	—	—	270.4	101.0	371.4
Acquisitions of intangible assets (2)	—	—	—	—	.3	.3
Amortization	—	(5.2)	(5.2)	—	(5.7)	(5.7)
Ending balance	$439.2	$275.9	$715.1	$439.2	$297.4	$736.6
(1) Relates to the Bamboo Transaction. See Note 2 — “Significant Transactions.”
(2) Relates to acquisitions within Other Operations.

During the three months ended March 31, 2025 and 2024, White Mountains did not recognize any impairments to goodwill and other intangible assets.

Note 5.  Loss and Loss Adjustment Expense Reserves

P&C Insurance and Reinsurance

The following table summarizes the loss and loss adjustment expense (“LAE”) reserve activity of the Ark/WM Outrigger segment for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
Millions	2025	2024
Gross beginning balance	$2,127.5	$1,605.1
Less: beginning reinsurance recoverable on unpaid losses	(434.4)	(340.8)
Net loss and LAE reserves	1,693.1	1,264.3

Loss and LAE incurred relating to:
Current year losses	286.3	180.3
Prior year losses	(52.8)	(.3)
Net incurred loss and LAE	233.5	180.0

Loss and LAE paid relating to:
Current year losses	(83.2)	(4.0)
Prior year losses	(75.8)	(96.7)
Net paid loss and LAE	(159.0)	(100.7)

Foreign currency translation and other adjustments to loss and LAE reserves	5.7	(3.6)
Net ending balance	1,773.3	1,340.0
Plus: ending reinsurance recoverable on unpaid losses	480.6	404.5
Gross ending balance	$2,253.9	$1,744.5

For the three months ended March 31, 2025, the Ark/WM Outrigger segment recognized $52.8 million of net favorable prior year loss reserve development, driven primarily by the marine & energy and property lines of business. For the three months ended March 31, 2024, the Ark/WM Outrigger segment recognized $0.3 million of net favorable prior year loss reserve development.

Financial Guarantee

As of March 31, 2025 and December 31, 2024, HG Re did not have any outstanding loss and LAE reserves. For the three months ended March 31, 2025 and 2024, HG Re did not recognize any incurred loss and LAE.

P&C Insurance Distribution

As of March 31, 2025 and December 31, 2024, the Bamboo Captive recorded loss and LAE reserves of $23.2 million and $17.8 million. For the three months ended March 31, 2025 and 2024, the Bamboo Captive recognized incurred loss and LAE of $10.9 million and $5.8 million.

Other Operations

As of March 31, 2025 and December 31, 2024, the Bamboo CRV recorded loss and LAE reserves of $13.4 million and $12.1 million. For the three months ended March 31, 2025, the Bamboo CRV recognized incurred loss and LAE of $17.4 million.

Note 6.  Third-Party Reinsurance

P&C Insurance and Reinsurance

In the normal course of business, Ark may seek to limit losses that may arise from catastrophes or other events by reinsuring certain risks with third-party reinsurers. Ark remains liable for risks reinsured in the event that the reinsurer does not honor its obligations under reinsurance contracts.
The following table summarizes the effects of reinsurance on written and earned premiums and loss and LAE for the Ark/WM Outrigger segment for the three months ended March 31, 2025 and 2024:

Millions	Three Months Ended March 31,
	2025	2024
Written premiums:
Direct	$416.8	$285.0
Assumed	690.8	587.1
Gross written premiums	1,107.6	872.1
Ceded (1)	(379.9)	(274.1)
Net written premiums	$727.7	$598.0
Earned premiums:
Direct	$246.3	$194.4
Assumed	214.1	192.4
Gross earned premiums	460.4	386.8
Ceded (2)	(102.4)	(84.0)
Net earned premiums	$358.0	$302.8
Loss and LAE:
Gross	$323.2	$253.3
Ceded (3)	(89.7)	(73.3)
Net loss and LAE	$233.5	$180.0
(1) The three months ended March 31, 2025 and 2024 exclude $37.5 and $34.3 ceded by Ark to WM Outrigger Re, which eliminate in White Mountains’s consolidated financial statements.
(2) The three months ended March 31, 2025 and 2024 exclude $12.0 and $10.3, ceded by Ark to WM Outrigger Re, which eliminate in White Mountains’s consolidated financial statements.
(3) The three months ended March 31, 2025 and 2024 exclude $20.2 and $0.7, ceded by Ark to WM Outrigger Re, which eliminate in White Mountains’s consolidated financial statements.

The following table presents the Ark/WM Outrigger segment’s reinsurance recoverables as of March 31, 2025 and December 31, 2024:

Millions	March 31, 2025	December 31, 2024
Reinsurance recoverables on unpaid losses (1)	$480.6	$434.4
Reinsurance recoverables on paid losses (2)	65.4	57.5
Ceded unearned premiums (3)	374.4	97.1
Reinsurance recoverables	$920.4	$589.0
(1) The reinsurance recoverables on unpaid losses exclude $38.6 and $31.8 ceded by Ark to WM Outrigger Re as of March 31, 2025 and December 31, 2024, which eliminate in White Mountains’s consolidated financial statements.
(2) The reinsurance recoverables on paid losses exclude $1.7 and $3.1 ceded by Ark to WM Outrigger Re as of March 31, 2025 and December 31, 2024, which eliminate in White Mountains’s consolidated financial statements.
(3) The ceded unearned premiums exclude $29.8 and $4.3 ceded by Ark to WM Outrigger Re as of March 31, 2025 and December 31, 2024, which eliminate in White Mountains’s consolidated financial statements.

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
The following table presents the Ark/WM Outrigger segment’s gross and net reinsurance recoverables by the reinsurers’ A.M. Best Company, Inc (“A.M. Best”) ratings as of March 31, 2025:

$ in Millions	As of March 31, 2025
A.M. Best Rating (1)	Gross	Collateral	Net	% of Total
A+ or better	$336.9	$—	$336.9	73.9%
A- to A	110.2	—	110.2	24.2
B++ or lower and not rated (2)	98.9	90.2	8.7	1.9
Total	$546.0	$90.2	$455.8	100.0%
(1) A.M. Best financial strength ratings as detailed above are: “A+ or better” (Superior) “A- to A” (Excellent), “B++” (Good).
(2) Excludes $40.3 ceded by Ark to WM Outrigger Re as of March 31, 2025, which eliminates in White Mountains’s consolidated financial statements.

Note 7.  Debt

The following table presents White Mountains’s debt outstanding as of March 31, 2025 and December 31, 2024:

$ in Millions	March 31, 2025	Effective Rate (1)	December 31, 2024	Effective Rate (1)
Ark 2021 Subordinated Notes Tranche 1	$42.5		$41.1
Ark 2021 Subordinated Notes Tranche 2	47.0		47.0
Ark 2021 Subordinated Notes Tranche 3	70.0		70.0
Unamortized issuance cost	(3.4)		(3.6)
Ark 2021 Subordinated Notes, carrying value	156.1	10.3%	154.5	11.8%
HG Global Senior Notes	150.0		150.0
Unamortized discount and issuance cost	(2.5)		(2.6)
HG Global Senior Notes, carrying value	147.5	10.9%	147.4	11.8%
Kudu Credit Facility	253.3		245.3
Unamortized issuance cost	(6.7)		(6.7)
Kudu Credit Facility, carrying value	246.6	9.3%	238.6	10.3%
Bamboo Credit Facility	110.0		—
Unamortized discount and issuance cost	(5.3)		—
Bamboo Credit Facility, carrying value	104.7	10.2%	—	N/A
Other Operations debt	21.5		22.4
Unamortized issuance cost	(.3)		(.4)
Other Operations debt, carrying value	21.2	9.3%	22.0	10.2%
Total debt	$676.1		$562.5
 (1) The effective rate for the three months ended March 31, 2025 and the twelve months ended December 31, 2024 includes the effect of the amortization of debt issuance costs and original issue discount, but excludes the effect of the interest rate caps, where applicable. See Note 9 — “Derivatives.”

Ark Subordinated Notes

In March 2007, GAIL issued $30.0 million face value of floating rate unsecured junior subordinated deferrable interest notes (the “Ark 2007 Subordinated Notes”), which had a maturity date of June 2037. During the first quarter of 2024, Ark repaid the outstanding balance of $30.0 million and extinguished the Ark 2007 Subordinated Notes.
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
On August 11, 2021, Ark issued $47.0 million face value floating rate unsecured subordinated notes (“Ark 2021 Subordinated Notes Tranche 2”). The Ark 2021 Subordinated Notes Tranche 2, which mature in August 2041, accrue interest at a floating rate equal to the three-month Secured Overnight Financing Rate (“SOFR”) plus a SOFR benchmark adjustment of 0.26% and a stated margin of 5.75% per annum.
On September 8, 2021, Ark issued $70.0 million face value floating rate unsecured subordinated notes (“Ark 2021 Subordinated Notes Tranche 3”). The Ark 2021 Subordinated Notes Tranche 3, which mature in September 2041, accrue interest at a floating rate equal to the three-month SOFR plus a SOFR benchmark adjustment of 0.26% and a stated margin of 6.1% per annum.
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
If the payments of principal and interest under the Ark 2021 Subordinated Notes become subject to tax withholding on behalf of Bermuda or any political subdivision there, the Ark 2021 Subordinated Notes require the payment of additional amounts such that the amount received by the noteholders is the same as would have been received absent the tax withholding being imposed. The Ark 2021 Subordinated Notes Tranche 3 require the payment of additional interest of 1.0% per annum upon the occurrence of a premium load event until such event is remedied. Premium load events include the failure to meet payment obligations of the Ark 2021 Subordinated Notes Tranche 3 when due, failure of GAIL to maintain an investment grade credit rating, failure to maintain 120% of GAIL’s Bermuda solvency capital requirement, failure of GAIL to maintain a debt to capital ratio below 40%, late filing of GAIL’s or Ark’s financial information, and making a restricted payment or distribution on GAIL’s common stock or other securities that rank junior or pari passu with the Ark 2021 Subordinated Notes Tranche 3 when a different premium load event exists or will be caused by the restricted payment. As of March 31, 2025, there were no premium load events.
As of March 31, 2025, the Ark 2021 Subordinated Notes Tranche 1 had an outstanding balance of €39.1 million ($42.5 million based upon the foreign exchange spot rate as of March 31, 2025), the Ark 2021 Subordinated Notes Tranche 2 had an outstanding balance of $47.0 million, and the Ark 2021 Subordinated Notes Tranche 3 had an outstanding balance of $70.0 million.
The Ark Subordinated Notes contain various affirmative and negative covenants that White Mountains considers to be customary for such borrowings.

Ark Standby Letter of Credit Facilities

In December 2021, Ark entered into an uncommitted secured standby letter of credit facility agreement with Citibank Europe Plc (the “Citibank LOC Facility”), with capacity of $125.0 million on a collateralized basis. In September 2022, Ark entered into an additional uncommitted standby letter of credit facility agreement with Lloyds Bank Corporate Markets PLC (the “Lloyds LOC Facility”), with capacity of $100.0 million on a collateralized basis.
As of March 31, 2025, the Citibank LOC Facility had an outstanding balance of $99.0 million and cash and investments pledged as collateral of $143.6 million. As of March 31, 2025, the Lloyds LOC Facility had an outstanding balance of $37.1 million and cash and investments pledged as collateral of $68.0 million. Ark’s uncommitted secured standby letter of credit facility agreements contain various representations, warranties and affirmative and negative covenants that White Mountains considers to be customary for such borrowings.

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
The HG Global Senior Notes require HG Global to maintain an interest reserve account of eight times the interest accrued for the most recent quarterly interest period, subject to a maximum required balance of $29.3 million as of March 31, 2025. The interest reserve account held short-term investments of $29.3 million as of both March 31, 2025 and December 31, 2024.
The HG Global Senior Notes are secured by the capital stock and other equity interests of HG Global’s subsidiaries, the interest reserve account, and all cash and non-cash proceeds from such collateral. The HG Global Senior Notes contain various affirmative and negative covenants that White Mountains considers to be customary for such borrowings.
If the payment of principal and interest under the HG Global Senior Notes becomes subject to tax withholding on behalf of a relevant governmental authority for certain indemnified taxes, the HG Global Senior Notes require the payment of additional amounts such that the amount received by the noteholders is the same as would have been received absent the tax withholding being imposed. The HG Global Senior Notes require the payment of additional interest of 1.0% per annum if the HG Global Senior Notes receive a non-investment grade rating or are no longer rated. As of March 31, 2025, the HG Global Senior Notes had an investment grade rating.
As of March 31, 2025, the HG Global Senior Notes had an outstanding balance of $150.0 million.

Kudu Credit Facility

On March 23, 2021, Kudu entered into a secured revolving credit facility (the “Kudu Credit Facility”) with Mass Mutual for a maximum borrowing capacity of $300.0 million. On June 28, 2024, Kudu amended the Kudu Credit Facility to increase the total commitment from $300.0 million to $350.0 million and revise the stated margin and SOFR benchmark adjustment. The amended terms also reduced the minimum debt service coverage ratio to 2.5 times for 2024, reverting back to 3.0 times for 2025 and thereafter. On March 18, 2025, Kudu amended the Kudu Credit Facility to reduce the required interest reserve account balance and lower the minimum debt service coverage ratio to 2.5 times. The amendments to the Kudu Credit Facility lowered Kudu’s borrowing costs and increased its borrowing capacity. The Kudu Credit Facility matures on March 23, 2036.
Through June 30, 2024, interest on the Kudu Credit Facility accrued at a floating rate equal to the three-month SOFR plus a SOFR benchmark adjustment of 0.26% and a stated margin of 4.30% (4.56% in total) per annum. Effective July 2024, the Kudu Credit Facility accrues interest at a floating rate equal to the three-month SOFR plus a stated margin of 4.45% per annum with no SOFR benchmark adjustment.
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
The Kudu Credit Facility requires Kudu to maintain an interest reserve account of two times the interest accrued for the most recent quarterly interest period. Prior to the March 18, 2025 amendment, Kudu was required to maintain an interest reserve account of four times the interest accrued for the most recent quarterly interest period. As of March 31, 2025 and December 31, 2024, the interest reserve account held short-term investments of $7.7 million and $15.1 million.
The Kudu Credit Facility requires Kudu to maintain a maximum ratio of the outstanding balance to the sum of the fair market value of Kudu’s other long-term investments and cash held in certain accounts (the “LTV Percentage”) for annual periods after the June 28, 2024 amendment as follows: 50% in years 0-3, 40% in years 4-5, 25% in years 6-7, 15% in years 8-10 and 0% thereafter. As of March 31, 2025, Kudu had a 22.3% LTV Percentage.
The Kudu Credit Facility requires Kudu to maintain a minimum debt service coverage ratio of its trailing 12 months annualized adjusted EBITDA to its total debt service. Under the terms of the March 18, 2025 amendment, Kudu is required to maintain a minimum debt service coverage ratio of 2.5 times for 2025 and thereafter. As of March 31, 2025, Kudu had a debt service coverage ratio of 4.1 times.
Kudu may borrow undrawn balances until June 28, 2027, subject to customary terms and conditions, to the extent the amount borrowed under the Kudu Credit Facility does not exceed the borrowing base, which is equal to 35% of the fair value of Kudu’s qualifying Participation Contracts.
The following table presents the change in debt under the Kudu Credit Facility for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
Millions	2025	2024
Kudu Credit Facility
Beginning balance	$245.3	$210.3
Borrowings	8.0	—
Repayments	—	—
Ending balance	$253.3	$210.3

The Kudu Credit Facility is secured by all property of the loan parties and contains various representations, warranties and affirmative and negative covenants that White Mountains considers to be customary for such borrowings.

Bamboo Credit Facility
On January 24, 2025, Bamboo entered into a secured credit facility (the “Bamboo Credit Facility”). The Bamboo Credit Facility is comprised of a six-year term loan of $110 million and a revolving credit loan of $10 million. The Bamboo Credit Facility matures on January 24, 2031. Bamboo will be required to make payments of principal on a quarterly basis totaling $0.8 million for 2025 and $1.1 million annually thereafter. Commencing with the year ending December 31, 2026, Bamboo may also be required to use a percentage of excess cash flows to repay outstanding principal plus accrued interest if Bamboo’s total leverage ratio is above 1.5 times. Bamboo has the option to prepay, in whole or in part, the Bamboo Credit Facility subsequent to October 31, 2025 at the outstanding principal plus accrued interest. As of March 31, 2025, the revolving credit loan was undrawn.
Interest on the Bamboo Credit Facility accrues at a floating rate equal to the three-month SOFR plus a stated margin ranging from 4.5% to 5.0% per annum driven by Bamboo’s total leverage ratio. As of March 31, 2025, Bamboo’s total leverage ratio was 1.2 times, and the stated margin was 4.75%.
On March 12, 2025, Bamboo entered into an interest rate cap agreement, effective on March 31, 2025, to limit its exposure to the risk of interest rate increases on the Bamboo Credit Facility (the “Bamboo Interest Rate Cap”). Under the Bamboo Interest Rate Cap, the notional amount is $80.0 million, the maximum interest rate is 10.0% per annum, and the termination date is March 31, 2028. See Note 9 — “Derivatives.”
The following table presents the change in debt under the Bamboo Credit Facility for the three months ended March 31, 2025:

Millions	Three Months Ended March 31, 2025
Bamboo Credit Facility
Beginning balance	$—
Borrowings	110.0
Repayments	—
Ending balance	$110.0

The Bamboo Credit Facility is secured by all property of the loan parties and contains various representations, warranties and affirmative and negative covenants that White Mountains considers to be customary for such borrowings, including a maximum total leverage ratio of 4.5 times.

Other Operations Debt

As of March 31, 2025, White Mountains’s Other Operations had debt with an outstanding balance of $21.5 million, which consisted of four secured credit facilities (collectively, “Other Operations debt”).

Compliance

As of March 31, 2025, White Mountains was in compliance, in all material respects, with all of the covenants under its debt instruments.

Note 8.  Income Taxes

The Company has subsidiaries and branches that operate in various jurisdictions around the world and are subject to tax in the jurisdictions in which they operate.
As of March 31, 2025, the primary jurisdictions in which the Company’s subsidiaries and branches operated and were subject to tax include Israel, Luxembourg, the United Kingdom and the United States.
The Company and its Bermuda-domiciled subsidiaries were not subject to income tax in Bermuda in 2024 and prior years. On December 27, 2023, Bermuda enacted a 15% corporate income tax that became effective on January 1, 2025. The Bermuda legislation defers the effective date for five years for Bermuda companies in consolidated groups that meet certain requirements. White Mountains expects to meet the requirements to be exempt from the Bermuda corporate income tax until January 1, 2030. The Bermuda legislation also provides for an economic transition adjustment that will reduce future years’ taxable income. Under GAAP, this economic transition adjustment was required to be recognized as a net deferred tax asset as of December 31, 2023. Accordingly, White Mountains recorded a net deferred tax asset of $68.0 million, with $51.0 million attributable to Ark and $17.0 million attributable to HG Global. Effective of July 1, 2024, White Mountains no longer consolidates BAM. As a result of the deconsolidation, the BAM Surplus Notes were recorded at fair value, which resulted in the reversal of a $5.0 million deferred tax liability related to the economic transition adjustment. As of March 31, 2025, the net deferred tax asset related to the economic transition adjustment was $73.0 million, with $51.0 million attributable to Ark and $22.0 million attributable to HG Global.
Certain of the Company’s subsidiaries are subject to the global minimum tax regime of the Organization for Economic Cooperation and Development (“OECD”) Pillar Two initiative, as enacted by Luxembourg and the United Kingdom in their respective domestic laws. The Pillar Two initiative includes a set of model rules that are generally designed to impose a top-up tax on a large multinational enterprise group to the extent the group is not subject to an effective tax rate of at least 15% in each jurisdiction in which the group has a consolidated affiliate or permanent establishment. The Company and its subsidiaries did not incur a top-up tax for the three months ended March 31, 2025.
White Mountains’s income tax expense related to pre-tax income from continuing operations for the three months ended March 31, 2025 and 2024 represented an effective tax rate of 13.3% and 4.6%. The effective tax rate was different from the U.S. statutory rate of 21.0%, driven primarily by full year forecasted income in jurisdictions with lower tax rates than the United States.
In arriving at the effective tax rate for the three months ended March 31, 2025 and 2024, White Mountains forecasted all income and expense items including the change in net unrealized investment gains (losses) and net realized investment gains (losses) for the years ending December 31, 2025 and 2024.
White Mountains records a valuation allowance against deferred tax assets if it becomes more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in income tax expense in the period of change. In determining whether or not a valuation allowance, or change therein, is warranted, White Mountains considers factors such as prior earnings history, expected future earnings, carryback and carryforward periods and strategies that if executed would result in the realization of a deferred tax asset. It is possible that certain planning strategies or projected earnings in certain subsidiaries may not be sufficient to utilize the entire deferred tax asset, which could result in changes to White Mountains’s deferred tax assets and tax expense.
With few exceptions, White Mountains is no longer subject to U.S. federal, state, or non-U.S. income tax examinations by tax authorities for years before 2019.

Note 9. Derivatives

HG Global Interest Rate Caps

HG Global entered into two interest rate cap agreements to limit its exposure to the risk of interest rate increases on the HG Global Senior Notes.
On June 16, 2022, HG Global entered into the HG Global 2022 Interest Rate Cap, effective on July 25, 2022. The notional amount of the HG Global 2022 Interest Rate Cap is $150.0 million, and the termination date is July 25, 2025. HG Global paid an initial premium of $3.3 million for the HG Global 2022 Interest Rate Cap.
On August 22, 2024, HG Global entered into the HG Global 2024 Interest Rate Cap, which is effective upon the termination of the HG Global 2022 Interest Rate Cap on July 25, 2025. The initial notional amount of the HG Global 2024 Interest Rate Cap is $150.0 million, and the termination date is July 25, 2028. For interest periods after April 26, 2027, the notional amount of the HG Global 2024 Interest Rate Cap will decrease as the outstanding principal of the HG Global Senior Notes is paid down. HG Global paid an initial premium of $1.3 million for the HG Global 2024 Interest Rate Cap.
Under the interest rate caps, if the three-month SOFR on a quarterly determination date exceeds 3.5% through July 25, 2025 or 4.5% between July 25, 2025 and July 25, 2028, HG Global will receive a payment from the counterparty for the difference on the subsequent settlement date. As of March 31, 2025, the three-month SOFR was 4.3%.
HG Global accounts for the interest rate caps as derivatives at fair value within other assets, with changes in fair value recognized in current period earnings within interest expense.
For the three months ended March 31, 2025, White Mountains recognized a net unrealized loss of $1.1 million related to the change in fair value on both interest rate caps within interest expense. For the three months ended March 31, 2024, White Mountains recognized a net unrealized gain of $0.2 million related to the change in fair value of the HG Global 2022 Interest Rate Cap within interest expense. For the three months ended March 31, 2025 and 2024, White Mountains received a payment of $0.5 million and $0.7 million related to the periodic settlement of the HG Global 2022 Interest Rate Cap. As of March 31, 2025 and December 31, 2024, the total fair value of both interest rate caps was $1.4 million and $2.5 million. White Mountains classifies the interest rate caps as Level 2 measurements.

Kudu Interest Rate Cap

On September 17, 2024, Kudu entered into the Kudu Interest Rate Cap, effective on September 30, 2024, to limit its exposure to the risk of interest rate increases on the Kudu Credit Facility. The notional amount of the Kudu Interest Rate Cap is $150.0 million, and the termination date is September 30, 2027. Kudu paid an initial premium of $0.9 million for the Kudu Interest Rate Cap.
Under the Kudu Interest Rate Cap, if the three-month SOFR on a quarterly determination date exceeds 4.5%, Kudu will receive a payment from the counterparty for the difference on the subsequent settlement date. As of March 31, 2025, the three-month SOFR was 4.3%.
Kudu accounts for the Kudu Interest Rate Cap as a derivative at fair value within other assets, with changes in fair value recognized in current period earnings within interest expense. For the three months ended March 31, 2025, White Mountains recognized a loss of $0.5 million related to the change in fair value on the Kudu Interest Rate Cap within interest expense. As of March 31, 2025 and December 31, 2024, the fair value of the Kudu Interest Rate Cap was $0.4 million and $0.9 million. White Mountains classifies the Kudu Interest Rate Cap as a Level 2 measurement.

Bamboo Interest Rate Cap

On March 12, 2025, Bamboo entered into the Bamboo Interest Rate Cap, effective on March 31, 2025, to limit its exposure to the risk of interest rate increases on the Bamboo Credit Facility. The notional amount of the Bamboo Interest Rate Cap is $80.0 million, and the termination date is March 31, 2028. Bamboo paid an initial premium of $0.3 million for the Bamboo Interest Rate Cap.
Under the Bamboo Interest Rate Cap, if the three-month SOFR on a quarterly determination date exceeds 5.0%, Bamboo will receive a payment from the counterparty for the difference on the subsequent settlement date. As of March 31, 2025, the three-month SOFR was 4.3%.
Bamboo accounts for the Bamboo Interest Rate Cap as a derivative at fair value within other assets, with changes in fair value recognized in current period earnings within interest expense. For the three months ended March 31, 2025, White Mountains recognized no gain or loss related to the change in fair value on the Bamboo Interest Rate Cap within interest expense. As of March 31, 2025, the fair value of the Bamboo Interest Rate Cap was $0.3 million. White Mountains classifies the Bamboo Interest Rate Cap as a Level 2 measurement.

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
Prior to the deconsolidation of BAM on July 1, 2024, HG Re’s reinsurance balances under the FLRT eliminated in White Mountains’s consolidated financial statements. For the three months ended March 31, 2025, White Mountains recognized gross written premiums of $6.7 million and earned premiums of $8.2 million.

XOLT
HG Re is party to an excess of loss reinsurance agreement (the “XOLT”) with BAM, under which HG Re provides last-dollar protection for exposures on municipal bonds insured by BAM in excess of the New York State Department of Financial Services (“NYDFS”) single issuer limits. As of March 31, 2025, the XOLT is subject to an aggregate limit equal to the lesser of $125.0 million or the assets held in the supplemental collateral trust (the “Supplemental Trust”) at any point in time. The XOLT is accounted for using deposit accounting, as the agreement does not meet the risk transfer requirements necessary to be accounted for as reinsurance. Accordingly, any financing revenues related to the XOLT are recorded in other revenues.
Prior to the deconsolidation of BAM on July 1, 2024, HG Re’s reinsurance balances under the XOLT eliminated in White Mountains’s consolidated financial statements. For the three months ended March 31, 2025, other revenues recognized by White Mountains related to the XOLT were insignificant.

Collateral Trusts

HG Re’s obligations under the FLRT are subject to an aggregate limit equal to the assets in two collateral trusts, the Supplemental Trust and the Regulation 114 Trust (together, the “Collateral Trusts”), at any point in time.
On a monthly basis, BAM deposits cash equal to ceded premiums net of ceding commissions, due to HG Re under the FLRT directly into the Regulation 114 Trust. The Regulation 114 Trust target balance is equal to HG Re’s unearned premiums and unpaid loss and LAE reserves, if any. If, at the end of any quarter, the Regulation 114 Trust balance is below the target balance, funds will be withdrawn from the Supplemental Trust and deposited into the Regulation 114 Trust in an amount equal to the shortfall. If, at the end of any quarter, the Regulation 114 Trust balance is above 102% of the target balance, funds will be withdrawn from the Regulation 114 Trust and deposited into the Supplemental Trust. The Regulation 114 Trust balance as of March 31, 2025 and December 31, 2024 was $363.4 million and $352.1 million, which consisted of cash, investments and accrued investment income.
The Supplemental Trust target balance is $603.0 million, less the amount of cash and securities in the Regulation 114 Trust in excess of its target balance (the “Supplemental Trust Target Balance”). If, at the end of any quarter, the Supplemental Trust balance exceeds the Supplemental Trust Target Balance, such excess may be distributed to HG Re. The distribution will be made first as an assignment of accrued interest on the BAM Surplus Notes and second in cash and/or fixed income securities. For the three months ended March 31, 2025, HG Re did not receive any distributions from the Supplemental Trust. For the three months ended March 31, 2024, HG Re received a distribution from the Supplemental Trust of $26.2 million, which consisted of an assignment of accrued interest on the BAM Surplus Notes.
As the BAM Surplus Notes are repaid over time, the BAM Surplus Notes will be replaced in the Supplemental Trust by cash and fixed income securities. The Supplemental Trust balance as of March 31, 2025 and December 31, 2024 was $612.8 million and $598.0 million, which included $296.7 million and $289.4 million of cash, investments and accrued investment income, $300.9 million and $300.9 million of BAM Surplus Notes at nominal value and $15.2 million and $7.7 million of accrued interest receivable on the BAM Surplus Notes at nominal value.
As of March 31, 2025 and December 31, 2024, the Collateral Trusts held total assets of $976.2 million and $950.1 million.

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
Under its agreements with HG Global, BAM is required to seek regulatory approval to pay principal and interest on the BAM Surplus Notes only to the extent that its remaining qualified statutory capital and other capital resources continue to support its outstanding obligations, its business plan and its “AA/stable” rating from Standard & Poor’s. No payment of principal or interest on the BAM Surplus Notes may be made without the approval of the NYDFS. During the three months ended March 31, 2025 and 2024, HG Global did not receive any payments of principal or interest on the BAM Surplus Notes.
As of March 31, 2025 and December 31, 2024, the principal balance on the BAM Surplus Notes was $300.9 million for both periods, and total interest receivable on the BAM Surplus Notes was $202.3 million and $194.8 million, all at nominal value. For the three months ended March 31, 2025, White Mountains accrued $7.5 million of interest income on the BAM Surplus Notes.
Prior to the deconsolidation of BAM on July 1, 2024, the BAM Surplus Notes, including accrued interest receivable, were classified as intercompany notes carried at nominal value, which eliminated in consolidation. Upon deconsolidation, White Mountains elected the fair value option for the BAM Surplus Notes. The BAM Surplus Notes are classified as a Level 3 measurement. White Mountains values the BAM Surplus Notes each quarter using a discounted cash flow analysis.
The discounted cash flow analysis used to value the BAM Surplus Notes depends on key inputs, such as projections of future revenues and earnings for BAM, expected payments on the BAM Surplus Notes through maturity and a discount rate to reflect time value and related uncertainty of the repayment pattern. The expected payments on the BAM Surplus Notes are based on management judgment, considering current performance, budgets and projected future results. These expected payments depend on BAM’s ability to generate excess cash flows from its operations, driven primarily by assumptions regarding future trends for the issuance of municipal bonds, interest rates, credit spreads, insured market penetration, competitive activity in the market for municipal bond insurance and other factors affecting the demand for and pricing of BAM’s municipal bond insurance, as well as BAM’s investment returns. The discount rate considers comparably-rated companies and instruments, adjusted for risks specific to BAM and the BAM Surplus Notes. As of March 31, 2025 and December 31, 2024, White Mountains concluded that a discount rate, which is a significant unobservable input used in estimating the fair value of the BAM Surplus Notes, of 8.00% and 8.10% was appropriate. The change in the discount rate in the quarter was driven by a decline in market interest rates.
When making its fair value selection, White Mountains considers all available information, facts and circumstances specific to BAM’s business and industry and any infrequent or unusual results for the period. As of March 31, 2025 and December 31, 2024, White Mountains recognized the BAM Surplus Notes at a fair value of $389.2 million and $381.7 million. The recorded fair values represent management's best estimate and are within the range of reasonable values derived from the discounted cash flow analysis.
The following table presents the changes in the nominal value and fair value of the BAM Surplus Notes for the three months ended March 31, 2025:

Millions	Three Months Ended March 31, 2025
Beginning nominal value	$495.7
Interest income from BAM Surplus Notes	7.5
Payments of principal and interest	—
Ending nominal value	503.2

Beginning fair value discount	(114.0)
Change in fair value of BAM Surplus Notes	—
Ending fair value discount	(114.0)

BAM Surplus Notes, at fair value	$389.2

Insured Obligations and Premiums

The following table presents the HG Global segment’s insured obligations as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Contracts outstanding	16,076	15,884
Remaining weighted average contract period (in years) (1)	11.2	11.2

Outstanding par value of policies assumed (in millions) (2)	$18,665.6	$18,503.3

Gross unearned insurance premiums (in millions)	$295.8	$297.3
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

The following table presents a schedule of HG Global’s future premium revenues as of March 31, 2025:

Millions	March 31, 2025
April 1, 2025 - June 30, 2025	$6.7
July 1, 2025 - September 30, 2025	6.6
October 1, 2025 - December 31, 2025	6.5
Total 2025	19.8
2026	25.0
2027	23.6
2028	22.0
2029	20.5
2030 and thereafter	184.9
Total gross unearned insurance premiums	$295.8

The following table presents gross written premiums and gross earned premiums included in the HG Global segment for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Millions		HG Global	BAM	Eliminations	Total
Written premiums:
Direct	$—	$—	$10.5	$—	$10.5
Assumed	6.7	8.9	—	(8.9)	—
Gross written premiums (1)	$6.7	$8.9	$10.5	$(8.9)	$10.5
Earned premiums:
Direct	$—	$—	$7.3	$—	$7.3
Assumed	8.2	6.5	.5	(6.5)	.5
Gross earned premiums (1)	$8.2	$6.5	$7.8	$(6.5)	$7.8
(1) For the three months ended March 31, 2024, BAM ceded written premiums of $8.9 and earned premiums of $6.5 to HG Global, which eliminated in consolidation.

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
The following table presents the Company’s computation of earnings per share from continuing operations for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
Basic and diluted earnings per share numerators (in millions):
Net income (loss) attributable to White Mountains’s common shareholders	$33.9	$236.4
Allocation of (earnings) losses to participating restricted common shares (1)	(.3)	(2.7)
Basic and diluted earnings (losses) per share numerators	$33.6	$233.7
Basic earnings per share denominators (in thousands):
Total average common shares outstanding during the period	2,567.0	2,559.7
Average unvested restricted common shares (2)	(26.1)	(28.6)
Basic earnings (losses) per share denominator	2,540.9	2,531.1
Diluted earnings per share denominator (in thousands):
Total average common shares outstanding during the period	2,567.0	2,559.7
Average unvested restricted common shares (2)	(26.1)	(28.6)
Diluted earnings (losses) per share denominator	2,540.9	2,531.1
Basic and diluted earnings per share (in dollars):
Distributed earnings - dividends declared and paid	$1.00	$1.00
Undistributed earnings (losses)	12.19	91.33
Basic and diluted earnings (losses) per share	$13.19	$92.33
(1) Restricted shares issued by White Mountains receive dividends, and therefore, are considered participating securities.
(2) Restricted shares outstanding vest upon a stated date. See Note 12 — “Employee Share-Based Incentive Compensation Plans.”

The following table presents the undistributed net earnings (losses) for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
Millions	2025	2024
Undistributed net earnings:
Net income (loss) attributable to White Mountains’s common shareholders, net of restricted common share amounts	$33.6	$233.7
Dividends declared, net of restricted common share amounts (1)	(2.5)	(2.5)
Total undistributed net earnings (losses), net of restricted common share amounts	$31.1	$231.2
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
The WTM Incentive Plan provides for grants of various types of share-based and non-share-based incentive awards to key employees and directors of White Mountains. As of March 31, 2025 and 2024, White Mountains’s share-based incentive compensation awards consist of performance shares and restricted shares.

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
The performance measure used for determining performance share payouts is the growth in compensation value per share (“CVPS”). Prior to 2025, CVPS was calculated as the average of the growth in adjusted book value per share and the growth in intrinsic value per share. Intrinsic value per share is calculated by adjusting White Mountains’s adjusted book value per share for differences between the adjusted book value of certain assets and liabilities and White Mountains’s estimate of their underlying intrinsic value. Following the deconsolidation of BAM, White Mountains has replaced growth in adjusted book value per share with growth in book value per share in the calculation of CVPS for calendar years beginning with 2025. For example, for the 2023-2025 performance cycle, adjusted book value per share growth would be used in the calculation of CVPS for calendar years 2023 and 2024, and book value per share growth would be used for calendar year 2025.
The following table presents performance share activity for the three months ended March 31, 2025 and 2024 for performance shares granted under the WTM Incentive Plan:

	Three Months Ended March 31,
	2025		2024
$ in Millions	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	34,859	$71.1	37,031	$69.4
Shares paid or expired (1)	(13,150)	(48.7)	(13,475)	(44.9)
New grants	10,645	—	10,405	—
Forfeitures and cancellations (2)	38	.8	46	.3
Expense recognized	—	.1	—	19.4
End of period	32,392	$23.3	34,007	$44.2
(1) WTM performance share payments for the 2022-2024 performance cycle were made in March 2025 at 200% of target. WTM performance share payments for the 2021-2023 performance cycle were made in March 2024 at 188% of target.
(2) Amounts include changes in assumed forfeitures, as required under GAAP.

During the three months ended March 31, 2025, White Mountains granted 10,645 performance shares for the 2025-2027 performance cycle. During the three months ended March 31, 2024, White Mountains granted 10,405 performance shares for the 2024-2026 performance cycle.
For the 2022-2024 performance cycle, the Company issued common shares for 30 performance shares earned, and all other performance shares earned were settled in cash. For the 2021-2023 performance cycle, the Company issued common shares for 100 performance shares earned, and all other performance shares earned were settled in cash. If all outstanding performance shares had vested on March 31, 2025, the total additional compensation cost to be recognized would have been $37.0 million, based on accrual factors as of March 31, 2025 (common share price and payout assumptions).
The following table presents performance shares outstanding and accrued expense for performance shares awarded under the WTM Incentive Plan as of March 31, 2025 for each performance cycle:

	March 31, 2025
$ in Millions	Target Performance Shares Outstanding	Accrued Expense
Performance cycle:
2023 – 2025	10,835	$15.4
2024 – 2026	11,405	7.6
2025 – 2027	10,645	.6
Sub-total	32,885	23.6
Assumed forfeitures	(493)	(.3)
Total	32,392	$23.3

For the 2025-2027 performance cycle, the targeted performance goal for full payment of outstanding performance shares granted under the WTM Incentive Plan is 11.5% average annual growth in CVPS. Average annual growth of 6% or less would result in no payout, and average annual growth of 17% or more would result in a payout of 200%.

Restricted Shares

Restricted shares are grants of a specified number of common shares that generally vest at the end of a 34-month service period. The following table presents the unrecognized compensation cost associated with the outstanding restricted share awards under the WTM Incentive Plan for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025		2024
$ in Millions	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value
Non-vested,
Beginning of period	35,390	$19.9	37,595	$16.2
Vested	(13,150)	—	(13,475)	—
Issued	10,645	19.5	10,405	18.3
Forfeited	—	—	—	—
Expense recognized	—	(3.8)	—	(3.2)
End of period	32,885	$35.6	34,525	$31.3
During the three months ended March 31, 2025, White Mountains issued 10,645 restricted shares that vest on January 1, 2028. During the three months ended March 31, 2024, White Mountains issued 10,405 restricted shares that vest on January 1, 2027. The unamortized issue date fair value as of March 31, 2025 is expected to be recognized ratably over the remaining vesting periods.

Note 13. Noncontrolling Interests

Noncontrolling interests consist of the ownership interests of noncontrolling shareholders in consolidated entities and are presented separately on the balance sheet.
The following table presents the balance of noncontrolling interests included in White Mountains’s total equity and the related percentage of each consolidated entity’s total equity owned by noncontrolling shareholders as of March 31, 2025 and December 31, 2024:

	March 31, 2025			December 31, 2024
$ in Millions	Noncontrolling Percentage (1)	Noncontrolling Equity		Noncontrolling Percentage (1)	Noncontrolling Equity
Noncontrolling interests:
Ark	27.9%	$416.0	(2)	27.9%	$410.4	(2)
HG Global	3.1%	(12.5)		3.1%	(13.4)
Kudu	8.8%	126.4	(3)	9.6%	127.6	(3)
Bamboo	27.2%	91.1		27.2%	113.6
Other	various	9.1		various	9.1
Total noncontrolling interests		$630.1			$647.3
(1) The noncontrolling percentage represents the basic ownership interests held by noncontrolling shareholders with the exception of HG Global, for which the noncontrolling percentage represents the preferred share ownership held by noncontrolling shareholders.
(2) As of March 31, 2025 and December 31, 2024, Ark’s noncontrolling equity includes $47.2 and $42.9 related to management’s equity incentives.
(3) As of March 31, 2025 and December 31, 2024, Kudu’s noncontrolling equity includes $43.1 and $47.9 related to management’s equity incentives.

Note 14. Segment Information

As of March 31, 2025, White Mountains conducted its operations through four reportable segments: (1) Ark/WM Outrigger, (2) HG Global, (3) Kudu and (4) Bamboo, with its remaining operating businesses, holding companies and other assets included in Other Operations. White Mountains has made its segment determination based on consideration of the following criteria: (i) the nature of the business activities of each of the Company’s subsidiaries and affiliates; (ii) the manner in which the Company’s subsidiaries and affiliates are organized; (iii) the existence of primary managers responsible for specific subsidiaries and affiliates; and (iv) the organization of information provided to the Company’s CODMs and the Board of Directors. The Company’s CODMs are its Chief Executive Officer and its President and Chief Financial Officer. The CODMs utilize each segment’s pre-tax income (loss) in assessing each segment’s performance and allocating resources. Other measures of segment profitability are also reviewed by the CODMs. Significant intercompany transactions among White Mountains’s segments have been eliminated herein.
Effective July 1, 2024, White Mountains no longer consolidates BAM. Through June 30, 2024, BAM’s results of operations were presented within the HG Global segment. See Note 2 — “Significant Transactions.”

The following tables present White Mountains’s pre-tax financial results by segment for the three months ended March 31, 2025 and 2024:

	Ark/WM Outrigger					Other Operations
Millions	Ark	WM Outrigger Re	HG Global	Kudu	Bamboo		Total
Three Months Ended March 31, 2025
Earned insurance premiums	$346.0	$12.0	$8.2	$—	$14.9	$13.9	$395.0
Net investment income (1)	21.3	2.2	6.3	19.4	.7	9.7	59.6
Net realized and unrealized investment gains (losses) (1)	29.6	(.1)	10.0	44.0	.3	2.8	86.6
Net realized and unrealized investment gains (losses) from investment in MediaAlpha	—	—	—	—	—	(36.6)	(36.6)
Interest income from BAM Surplus Notes	—	—	7.5	—	—	—	7.5
Commission and fee revenues	—	—	—	—	44.2	3.9	48.1
Other revenues	2.2	—	.1	.4	1.3	13.6	17.6
Total revenues	399.1	14.1	32.1	63.8	61.4	7.3	577.8
Loss and LAE	213.3	20.2	—	—	10.9	17.4	261.8
Acquisition expenses	83.8	(.3)	1.9	—	6.6	5.1	97.1
Cost of sales	—	—	—	—	—	7.5	7.5
Broker commission expenses	—	—	—	—	15.5	—	15.5
General and administrative expenses (2) (3)	35.8	.1	.6	4.0	20.0	35.5	96.0
Change in fair value of contingent consideration	9.7	—	—	—	—	—	9.7
Interest expense	4.2	—	4.6	6.4	2.1	.5	17.8
Total expenses	346.8	20.0	7.1	10.4	55.1	66.0	505.4
Pre-tax income (loss)	$52.3	$(5.9)	$25.0	$53.4	$6.3	$(58.7)	$72.4
(1) Bamboo’s net investment income and net realized and unrealized investment gains (losses) are included in other revenues in the consolidated statement of operations.
(2) Ark’s general and administrative expenses include $28.5 of other underwriting expenses.
(3) Bamboo’s general and administrative expenses include $4.0 of amortization of other intangible assets.

	Ark/WM Outrigger		HG Global				Other Operations
Millions	Ark	WM Outrigger Re	HG Global	BAM (1) (2)	Kudu	Bamboo		Total
Three Months Ended March 31, 2024
Earned insurance premiums	$292.5	$10.3	$6.5	$1.3	$—	$8.4	$—	$319.0
Net investment income (3)	17.0	2.9	5.4	4.3	17.2	.3	9.9	57.0
Net realized and unrealized investment gains (losses) (3)	10.6	—	(7.3)	(2.8)	(6.5)	(.1)	22.2	16.1
Net realized and unrealized investment gains (losses) from investment in MediaAlpha	—	—	—	—	—	—	210.7	210.7
Interest income (expense) from BAM Surplus Notes	—	—	6.6	(6.6)	—	—	—	—
Commission and fee revenues	—	—	—	—	—	21.9	3.6	25.5
Other revenues	3.5	—	—	.5	—	.6	14.4	19.0
Total revenues	323.6	13.2	11.2	(3.3)	10.7	31.1	260.8	647.3
Loss and LAE	179.3	.7	—	—	—	5.8	—	185.8
Acquisition expenses	63.7	2.6	1.8	.4	—	3.1	—	71.6
Cost of sales	—	—	—	—	—	—	7.6	7.6
Broker commission expenses	—	—	—	—	—	9.3	—	9.3
General and administrative expenses (4) (5)	42.2	—	.4	16.9	3.4	12.0	50.3	125.2
Change in fair value of contingent consideration	—	—	—	—	—	—	—	—
Interest expense	5.4	—	3.5	—	5.6	—	.7	15.2
Total expenses	290.6	3.3	5.7	17.3	9.0	30.2	58.6	414.7
Pre-tax income (loss)	$33.0	$9.9	$5.5	$(20.6)	$1.7	$.9	$202.2	$232.6
(1) Effective July 1, 2024 White Mountains no longer consolidates BAM. For the period from January 1, 2024 through June 30, 2024, BAM’s results of operations were presented within the HG Global segment.
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
(4) Ark’s general and administrative expenses include $30.5 of other underwriting expenses.
(5) Bamboo’s general and administrative expenses include $4.2 of amortization of other intangible assets.

The following tables present White Mountains’s revenues from external customers by country for the three months ended March 31, 2025 and 2024:

	March 31, 2025
Millions	United States	United Kingdom	Bermuda	Other	Total
Earned insurance premiums	$14.9	$215.5	$164.6	$—	$395.0
Commission and fee revenues	44.2	—	—	3.9	48.1
Other revenues (1)	13.6	—	—	—	13.6
Total	$72.7	$215.5	$164.6	$3.9	$456.7
(1) Amounts include revenues from external customers related to certain consolidated Other Operating Businesses.

	March 31, 2024
Millions	United States	United Kingdom	Bermuda	Other	Total
Earned insurance premiums	$1.3	$177.4	$140.3	$—	$319.0
Commission and fee revenues	21.9	—	—	3.6	25.5
Other revenues (1)	14.3	—	—	—	14.3
Total	$37.5	$177.4	$140.3	$3.6	$358.8
(1) Amounts include revenues from external customers related to certain consolidated Other Operating Businesses.

The following table presents White Mountains’s balance sheet information by segment as of March 31, 2025 and December 31, 2024:

Millions Selected Balance Sheet Data	Ark/WM Outrigger	HG Global		Kudu	Bamboo	Other Operations		Total
March 31, 2025
Total investments	$3,215.0	$686.0		$1,138.1	$65.0	$1,447.2		$6,551.3
Total assets	$6,325.5	$1,203.1		$1,223.3	615.0	$1,638.0	(1)	$11,004.9
Total liabilities	$4,658.1	$463.3	(1)	$330.6	282.7	$130.5		$5,865.2
Total White Mountains’s common shareholders’ equity	$1,251.4	$752.3	(1)	$766.3	241.2	$1,498.4	(1)	$4,509.6
Noncontrolling interests	$416.0	$(12.5)		$126.4	91.1	$9.1		$630.1
December 31, 2024:
Total investments	$3,139.7	$667.6		$1,041.9	$58.0	$1,570.4		$6,477.6
Total assets	$5,299.0	$1,179.4		$1,108.4	$584.6	$1,754.2	(1)	$9,925.6
Total liabilities	$3,664.8	$464.1	(1)	$316.7	$167.7	$181.3		$4,794.6
Total White Mountains’s common shareholders’ equity	$1,223.8	$728.7	(1)	$664.1	$303.3	$1,563.8	(1)	$4,483.7
Noncontrolling interests	$410.4	$(13.4)		$127.6	$113.6	$9.1		$647.3
(1) HG Global preferred dividends payable to White Mountains’s subsidiaries is eliminated in White Mountains’s consolidated financial statements. For segment reporting, the HG Global preferred dividends payable to White Mountains’s subsidiaries included within the HG Global segment are eliminated against the offsetting receivable included within Other Operations and therefore added back to White Mountains’s common shareholders’ equity within the HG Global segment. As of March 31, 2025 and December 31, 2024, the HG Global preferred dividends payable to White Mountains’s subsidiaries were $478.0 and $462.1.

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

WM Outrigger Re

White Mountains has determined that Outrigger Re Ltd. and its segregated accounts, including WM Outrigger Re, are VIEs. White Mountains is not the primary beneficiary of Outrigger Re Ltd. or its third-party segregated accounts. White Mountains is the primary beneficiary of WM Outrigger Re, as it has both the power to direct the activities that most significantly impact WM Outrigger Re’s economic performance and the obligation to absorb losses, or the right to receive returns, that could potentially be significant to WM Outrigger Re. As a result, White Mountains consolidates WM Outrigger Re’s results in its financial statements. The assets of WM Outrigger Re can only be used to settle the liabilities of WM Outrigger Re, and there is no recourse to the Company for any creditors of WM Outrigger Re. WM Outrigger Re’s obligations under its reinsurance agreement with GAIL are subject to an aggregate limit equal to the assets in its collateral trust at any point in time. As of March 31, 2025, investments of $208.7 million were held in its collateral trust account.

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
On July 1, 2024, HG Re and BAM amended the terms of the FLRT with respect to certain governance rights held by HG Re. Under the amended FLRT, HG Re no longer has approval rights over changes to BAM’s underwriting guidelines; however, HG Re is only required to provide reinsurance on policies that fall within the FLRT underwriting guidelines agreed upon by HG Re. In conjunction with the amendments to the FLRT, HG Global and BAM increased the interest rate on the BAM Surplus Notes to 10.0%, with a higher proportion of each payment to be applied to outstanding principal prospectively. As a result, and in combination with other governance changes at BAM, White Mountains concluded that it no longer has the power to direct BAM’s activities that most significantly impact its economic performance and is no longer BAM’s primary beneficiary. Accordingly, effective July 1, 2024, White Mountains no longer consolidates BAM.
BAM’s assets can only be used to settle BAM’s obligations, and general creditors of BAM have no recourse to the Company or HG Global. HG Re’s obligations to BAM under the FLRT are subject to an aggregate limit equal to the assets in the Collateral Trusts at any point in time. As of March 31, 2025, the Collateral Trusts held assets of $976.2 million.

PassportCard/DavidShield

As of March 31, 2025, White Mountains’s ownership interest in PassportCard/DavidShield was 53.8% (51.5% on a fully-diluted/fully-converted basis). White Mountains has determined that PassportCard/DavidShield is a VIE but that White Mountains is not the primary beneficiary and therefore does not consolidate PassportCard/DavidShield. The governance structure for PassportCard/DavidShield was designed to give White Mountains and its co-investor equal power to make the decisions that most significantly impact its operations. White Mountains does not have the unilateral power to direct the operations of PassportCard/DavidShield and does not hold a controlling financial interest. White Mountains’s ownership interest gives White Mountains the ability to exert significant influence over the significant financial and operating activities of PassportCard/DavidShield. Accordingly, White Mountains’s investment in PassportCard/DavidShield meets the criteria to be accounted for under the equity method. White Mountains has taken the fair value option for its investment in PassportCard/DavidShield. Changes in the fair value of PassportCard/DavidShield are recorded in net realized and unrealized investment gains (losses). As of March 31, 2025, White Mountains’s maximum exposure to loss on its equity investment in PassportCard/DavidShield and the non-interest-bearing loan to its co-investor is the total carrying value of $159.1 million.

Elementum

As of March 31, 2025, White Mountains’s ownership interest in Elementum was 26.6% (25.4% on a fully-diluted/fully-converted basis). White Mountains has determined that Elementum is a VIE but that White Mountains is not the primary beneficiary and therefore does not consolidate Elementum. White Mountains’s ownership interest gives White Mountains the ability to exert significant influence over the significant financial and operating activities of Elementum. Accordingly, Elementum meets the criteria to be accounted for under the equity method. White Mountains has taken the fair value option for its investment in Elementum. Changes in the fair value of Elementum are recorded in net realized and unrealized investment gains (losses). As of March 31, 2025, White Mountains’s maximum exposure to loss on its limited partnership interest in Elementum is the carrying value of $35.0 million.

Bamboo CRV

White Mountains has determined that the Bamboo CRV is a VIE. White Mountains is the primary beneficiary of the Bamboo CRV, as it has both the power to direct the activities that most significantly impact the Bamboo CRV’s economic performance and the obligation to absorb losses, or the right to receive returns, that could potentially be significant to the Bamboo CRV. As a result, White Mountains consolidates the Bamboo CRV’s results in its financial statements. The assets of the Bamboo CRV can only be used to settle the liabilities of the Bamboo CRV, and there is no recourse to the Company for any creditors of the Bamboo CRV. As of March 31, 2025, the Bamboo CRV’s obligations under its reinsurance agreements are subject to an aggregate limit equal to White Mountains’s total capital commitment of $30.0 million.

Limited Partnerships

White Mountains’s investments in limited partnerships are generally considered VIEs because the limited partnership interests do not have substantive kick-out rights or participating rights. White Mountains does not have the unilateral power to direct the operations of these limited partnerships, and therefore White Mountains is not the primary beneficiary and does not consolidate the limited partnerships. White Mountains has taken the fair value option for its investments in limited partnerships, which are generally measured at NAV as a practical expedient. As of March 31, 2025, White Mountains’s maximum exposure to loss on its investments in limited partnerships is the carrying value of $240.6 million.

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
The following table presents the ownership interests and carrying values of White Mountains’s equity method eligible investments as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
$ in Millions	Ownership Interest	Carrying Value	Ownership Interest	Carrying Value
Kudu’s Participation Contracts (1)	4.1% - 30.0%	$1,120.4	4.1% - 30.0%	$1,008.4
Investment in MediaAlpha	26.5%	165.0	26.6%	201.6
PassportCard/DavidShield	53.8%	150.0	53.8%	150.0
Elementum	26.6%	35.0	26.6%	35.0
Other equity method eligible investments, at fair value	Under 50.0%	233.4	Under 50.0%	243.7
(1) Ownership interest generally references basic ownership interest with the exception of Kudu’s Participation Contracts, which are noncontrolling equity interests in the form of revenue and earnings participation contracts.

For the three months ended March 31, 2025 and 2024, White Mountains received dividend and income distributions from equity method eligible investments of $16.6 million and $15.9 million, which were recorded within net investment income in the consolidated statements of operations.

Note 17. Fair Value of Financial Instruments

    White Mountains records its financial instruments at fair value with the exception of debt obligations, which are recorded as debt at face value less unamortized debt issuance costs and original issue discount. See Note 7 — “Debt.”
    The following table presents the fair value and carrying value of these financial instruments as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
Millions	Fair Value	Carrying Value	Fair Value	Carrying Value
Ark 2021 Subordinated Notes	$173.2	$156.1	$173.9	$154.5
HG Global Senior Notes	$154.8	$147.5	$157.2	$147.4
Kudu Credit Facility	$260.6	$246.6	$253.3	$238.6
Bamboo Credit Facility	$103.6	$104.7	$—	$—
Other Operations debt	$22.0	$21.2	$23.1	$22.0

The fair value estimates for White Mountains’s debt obligations have been determined based on discounted cash flow analyses and are considered to be Level 3 measurements.
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
The following discussion also includes 7 non-GAAP financial measures: (i) Kudu’s earnings before interest, taxes, depreciation and amortization (“EBITDA”), (ii) Kudu’s adjusted EBITDA, (iii) Bamboo’s MGA pre-tax income (loss), (iv) Bamboo’s MGA net income (loss), (v) Bamboo’s MGA EBITDA, (vi) Bamboo’s MGA adjusted EBITDA and (vii) total consolidated portfolio returns excluding MediaAlpha, that have been reconciled from their most comparable GAAP financial measures on page 70. White Mountains believes these measures to be useful in evaluating White Mountains’s financial performance and condition.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2025 and 2024

Overview

White Mountains reported book value per share of $1,752 as of March 31, 2025, an increase of 0.4% in the first quarter of 2025, including dividends. Results in the first quarter of 2025 were driven primarily by solid results from White Mountains’s operating businesses and good investment returns, mostly offset by a decline in the MediaAlpha share price.
White Mountains reported book value per share of $1,742 as of March 31, 2024, an increase of 5% in the first quarter of 2024, including dividends. The increase in book value per share in the first quarter of 2024 was driven primarily by an increase in the MediaAlpha share price as well as solid operating and investment results.
Subsequent to the deconsolidation of BAM on July 1, 2024, the BAM Surplus Notes are carried at fair value under GAAP, and there is no longer a time value of money adjustment for adjusted book value purposes. As a result of this change, there was only one remaining adjustment to book value: the add back of the unearned premium reserve, net of deferred acquisition costs, at HG Global. Accordingly, White Mountains determined that it will no longer report adjusted book value per share beginning in 2025. The value of the net unearned premium reserve will continue to be disclosed within the HG Global segment reporting.
Comprehensive income attributable to common shareholders was $35 million in the first quarter of 2025 compared to $236 million in first quarter of 2024. Results in the first quarter of 2025 included $37 million of unrealized investment losses from White Mountains’s investment in MediaAlpha compared to $211 million of unrealized investment gains in the first quarter of 2024.
On April 1, 2025, White Mountains acquired a majority interest in Enterprise Electric, LLC d/b/a Enterprise Solutions, a provider of specialty electrical contracting services. This is the first acquisition by WTM Partners. On April 10, 2025, White Mountains entered into an agreement to invest $150 million into BroadStreet Partners, Inc. (“BroadStreet”) through a special purpose investment vehicle alongside co-lead investors Ethos Capital LP and British Columbia Investment Management Corporation. BroadStreet is an insurance brokerage company with a presence in all 50 U.S. states and ten Canadian provinces. Including these deployments and expected operating company distributions, undeployed capital now stands at roughly $550 million.
The Ark/WM Outrigger segment’s combined ratio was 97% in the first quarter of 2025 compared to 91% in the first quarter of 2024. The Ark/WM Outrigger segment reported gross written premiums of $1,108 million, net written premiums of $728 million and net earned premiums of $358 million in the first quarter of 2025 compared to gross written premiums of $872 million, net written premiums of $598 million and net earned premiums of $303 million in the first quarter of 2024. The Ark/WM Outrigger segment reported pre-tax income of $46 million in the first quarter of 2025 compared to $43 million in the first quarter of 2024.
Ark’s combined ratio was 94% in both the first quarter of 2025 and 2024. Ark’s combined ratio included 25 points of catastrophe losses in the first quarter of 2025, driven by losses related to the January 2025 California wildfires of $75 million on a net basis after reinsurance and reinstatement premiums, compared to minimal catastrophe losses in the first quarter of 2024. Ark’s combined ratio included 14 points of net favorable prior year development in the first quarter of 2025 compared to slight net favorable prior year development in the first quarter of 2024. Net favorable development for the first quarter of 2025 was driven by the marine & energy and property lines of business.
Ark reported gross written premiums of $1,108 million, net written premiums of $690 million and net earned premiums of $346 million in the first quarter of 2025 compared to gross written premiums of $872 million, net written premiums of $564 million and net earned premiums of $293 million in the first quarter of 2024. Ark reported pre-tax income of $52 million in the first quarter of 2025 compared to $33 million in the first quarter of 2024. Ark’s results included net realized and unrealized investment gains of $30 million in the first quarter of 2025 compared to $11 million in the first quarter of 2024. Premium growth was driven primarily by property and specialty lines of business.

WM Outrigger Re’s combined ratio was 166% in the first quarter of 2025 compared to 32% in the first quarter of 2024. Catastrophe losses in the first quarter of 2025 included $19 million net of reinstatement premiums related to the California wildfires, while major catastrophe losses in the first quarter of 2024 were minimal. WM Outrigger Re reported gross and net written premiums of $38 million and net earned premiums of $12 million in the first quarter 2025 compared to gross and net written premiums of $34 million and net earned premiums of $10 million in the first quarter of 2024. Gross and net written premiums increased due to White Mountains’s larger capital commitment to WM Outrigger Re in 2025. WM Outrigger Re reported pre-tax income (loss) of $(6) million in the first quarter of 2025 compared to $10 million in the first quarter of 2024.
HG Global reported gross written premiums of $7 million and earned premiums of $8 million in the first quarter of 2025 compared to gross written premiums of $9 million and earned premiums of $7 million in the first quarter of 2024. HG Global’s total par value of policies assumed was $427 million in the first quarter of 2025 compared to $538 million in the first quarter of 2024. HG Global’s total gross pricing was 157 basis points in the first quarter of 2025 compared to 165 basis points in the first quarter of 2024. HG Global reported pre-tax income of $25 million in the first quarter of 2025 compared to $6 million in the first quarter of 2024. HG Global’s results included net realized and unrealized investment gains (losses) of $10 million in the first quarter of 2025 compared to $(7) million in the first quarter of 2024, driven by the movement of interest rates. The fair value of the BAM Surplus Notes increased to $389 million as of March 31, 2025 compared to $382 million as of December 31, 2024, resulting from approximately $8 million of accrued interest.
Kudu reported total revenues of $64 million, pre-tax income of $53 million and adjusted EBITDA of $16 million in the first quarter of 2025 compared to total revenues of $11 million, pre-tax income of $2 million and adjusted EBITDA of $14 million in the first quarter of 2024. Total revenues, pre-tax income and adjusted EBITDA included $19 million of net investment income in the first quarter of 2025 compared to $17 million in the first quarter of 2024. Total revenues and pre-tax income also included $44 million of net realized and unrealized investment gains (losses) in the first quarter of 2025 compared to $(7) million in the first quarter of 2024.
Kudu deployed $69 million, including transaction costs, into one new asset management firm in 2025. As of March 31, 2025, Kudu has deployed $1.06 billion, including transaction costs, into 28 asset and wealth management firms globally, including three that have been exited. As of March 31, 2025, the asset and wealth management firms have combined assets under management (“AUM”) of approximately $128 billion, spanning a range of asset classes.
Bamboo reported commission and fee revenues of $44 million and pre-tax income of $6 million in the first quarter of 2025 compared to commission and fee revenues of $22 million and pre-tax income of $1 million in the first quarter of 2024. Bamboo reported MGA pre-tax income of $10 million and MGA adjusted EBITDA of $20 million in the first quarter of 2025 compared to MGA pre-tax income of $2 million and MGA adjusted EBITDA of $6 million in the first quarter of 2024. Managed premiums, which represent the total premium placed by Bamboo, were $147 million in the first quarter of 2025 compared to $90 million in the first quarter of 2024. The increase in managed premiums was driven by growth in the renewal book as well as new business volume.
As of March 31, 2025, White Mountains owned 17.9 million shares of MediaAlpha, representing a 27% basic ownership interest (24% on a fully-diluted/fully-converted basis). As of March 31, 2025, MediaAlpha’s share price was $9.24 per share, which decreased from $11.29 per share as of December 31, 2024. The carrying value of White Mountains’s investment in MediaAlpha was $165 million as of March 31, 2025 compared to $202 million at December 31, 2024. At White Mountains’s current level of ownership, each $1.00 per share increase or decrease in the share price of MediaAlpha will result in an approximate $7.00 per share increase or decrease in White Mountains’s book value per share.
White Mountains’s total consolidated portfolio return on invested assets was 1.7% in the first quarter of 2025, which included $37 million of unrealized investment losses from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total consolidated portfolio return on invested assets was 2.3% in the first quarter of 2025, driven primarily by net investment income and net unrealized investment gains from the other-long term investments and fixed income portfolios.
White Mountains’s total consolidated portfolio return on invested assets was 4.6% in the first quarter of 2024, which included $211 million of unrealized investment gains from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total consolidated portfolio return on invested assets was 1.2% in the first quarter of 2024, driven primarily by net investment income from the fixed income and other long-term investments portfolios and net unrealized investment gains from common equity securities, partially offset by net realized and unrealized investment losses in the fixed income portfolio.

Book Value Per Share

The following table presents White Mountains’s book value per share as of March 31, 2025, December 31, 2024 and March 31, 2024:

	March 31, 2025	December 31, 2024	March 31, 2024
Book value per share numerator (in millions):
White Mountains’s common shareholders’ equity	$4,509.6	$4,483.7	$4,470.4
Book value per share denominator (in thousands of shares):
Common shares outstanding	2,573.7	2,568.1	2,565.7

Book value per share	$1,752.17	$1,745.87	$1,742.33

Year-to-date dividends paid per share	$1.00	$1.00	$1.00

Goodwill and Other Intangible Assets

The following table presents goodwill and other intangible assets that are included in White Mountains’s book value as of March 31, 2025, December 31, 2024 and March 31, 2024:

Millions	March 31, 2025	December 31, 2024	March 31, 2024
Goodwill:
Ark	$116.8	$116.8	$116.8
Kudu	7.6	7.6	7.6
Bamboo	270.4	270.4	270.4
Other Operations	44.4	44.4	44.4
Total goodwill	439.2	439.2	439.2
Other intangible assets:
Ark	175.7	175.7	175.7
Kudu	.3	.4	.6
Bamboo	80.6	84.6	96.8
Other Operations	19.3	20.4	24.3
Total other intangible assets	275.9	281.1	297.4
Total goodwill and other intangible assets (1)	715.1	720.3	736.6
Goodwill and other intangible assets attributed to noncontrolling interests (2)	(189.2)	(190.5)	(194.9)
Goodwill and other intangible assets included in White Mountains’s common shareholders’ equity	$525.9	$529.8	$541.7
(1) See Note 4 — “Goodwill and Other Intangible Assets” on page 24 for details of other intangible assets.
(2) Amounts reflect the basic ownership percentage of the noncontrolling shareholders.

Summary of Consolidated Results

The following table presents White Mountains’s consolidated financial results by industry for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
Millions	2025	2024
Revenues:
P&C Insurance and Reinsurance revenues	$413.2	$336.8
Financial Guarantee revenues	32.1	7.9
Asset Management revenues	63.8	10.7
P&C Insurance Distribution revenues	61.4	31.1
Other Operations revenues	7.3	260.8
Total revenues	577.8	647.3
Expenses:
P&C Insurance and Reinsurance expenses	366.8	293.9
Financial Guarantee expenses	7.1	23.0
Asset Management expenses	10.4	9.0
P&C Insurance Distribution expenses	55.1	30.2
Other Operations expenses	66.0	58.6
Total expenses	505.4	414.7
Pre-tax income (loss):
P&C Insurance and Reinsurance pre-tax income (loss)	46.4	42.9
Financial Guarantee pre-tax income (loss)	25.0	(15.1)
Asset Management pre-tax income (loss)	53.4	1.7
P&C Insurance Distribution pre-tax income (loss)	6.3	.9
Other Operations pre-tax income (loss)	(58.7)	202.2
Total pre-tax income (loss)	72.4	232.6

Net income (loss):
Income tax (expense) benefit	(9.6)	(10.8)
Net income (loss)	62.8	221.8
Net (income) loss attributable to noncontrolling interests	(28.9)	14.6
Net income (loss) attributable to White Mountains’s common shareholders	33.9	236.4
Comprehensive income (loss):
Other comprehensive income (loss), net of tax	2.0	(.3)
Comprehensive income (loss)	35.9	236.1
Other comprehensive (income) loss attributable to noncontrolling interests	(.8)	.1
Comprehensive income (loss) attributable to White Mountains’s common shareholders	$35.1	$236.2

I. SUMMARY OF OPERATIONS BY SEGMENT

As of March 31, 2025, White Mountains conducted its operations through four reportable segments: (1) Ark/WM Outrigger, (2) HG Global, (3) Kudu and (4) Bamboo, with our remaining operating businesses, holding companies and other assets included in Other Operations. White Mountains has made its segment determination based on consideration of the following criteria: (i) the nature of the business activities of each of the Company’s subsidiaries and affiliates; (ii) the manner in which the Company’s subsidiaries and affiliates are organized; (iii) the existence of primary managers responsible for specific subsidiaries and affiliates; and (iv) the organization of information provided to the Company’s chief operating decision makers and its Board of Directors. Significant intercompany transactions among White Mountains’s segments have been eliminated herein. White Mountains’s segment information is presented in Note 14 — “Segment Information” to the Consolidated Financial Statements.
Effective July 1, 2024, White Mountains no longer consolidates BAM. Through June 30, 2024, BAM’s results of operations were presented within the HG Global segment. See Note 2 - “Significant Transactions.”
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
Ark sponsored the formation of Outrigger Re Ltd., a Bermuda company registered as a special purpose insurer and segregated accounts company, to provide collateralized reinsurance protection on Ark’s Bermuda global property catastrophe excess of loss portfolio. White Mountains consolidates its segregated account of Outrigger Re Ltd., WM Outrigger Re, in its financial statements.
The following tables present the components of pre-tax income (loss) included in the Ark/WM Outrigger segment for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025
Millions	Ark	WM Outrigger Re	Eliminations	Total
Direct written premiums	$416.8	$—	$—	$416.8
Assumed written premiums	690.8	37.5	(37.5)	690.8
Gross written premiums	1,107.6	37.5	(37.5)	1,107.6
Ceded written premiums	(417.4)	—	37.5	(379.9)
Net written premiums	$690.2	$37.5	$—	$727.7

Earned insurance premiums	$346.0	$12.0	$—	$358.0
Net investment income	21.3	2.2	—	23.5
Net realized and unrealized investment gains (losses)	29.6	(.1)	—	29.5
Other revenues	2.2	—	—	2.2
Total revenues	399.1	14.1	—	413.2
Loss and LAE	213.3	20.2	—	233.5
Acquisition expenses	83.8	(.3)	—	83.5
General and administrative expenses - other underwriting	28.5	—	—	28.5
General and administrative expenses - all other	7.3	.1	—	7.4
Change in fair value of contingent consideration	9.7	—	—	9.7
Interest expense	4.2	—	—	4.2
Total expenses	346.8	20.0	—	366.8
Pre-tax income (loss)	$52.3	$(5.9)	$—	$46.4

	Three Months Ended March 31, 2024
Millions	Ark	WM Outrigger Re	Eliminations	Total
Direct written premiums	$285.0	$—	$—	$285.0
Assumed written premiums	587.1	34.3	(34.3)	587.1
Gross written premiums	872.1	34.3	(34.3)	872.1
Ceded written premiums	(308.4)	—	34.3	(274.1)
Net written premiums	$563.7	$34.3	$—	$598.0

Earned insurance premiums	$292.5	$10.3	$—	$302.8
Net investment income	17.0	2.9	—	19.9
Net realized and unrealized investment gains (losses)	10.6	—	—	10.6
Other revenues	3.5	—	—	3.5
Total revenues	323.6	13.2	—	336.8
Loss and LAE	179.3	.7	—	180.0
Acquisition expenses	63.7	2.6	—	66.3
General and administrative expenses - other underwriting	30.5	—	—	30.5
General and administrative expenses - all other	11.7	—	—	11.7
Change in fair value of contingent consideration	—	—	—	—
Interest expense	5.4	—	—	5.4
Total expenses	290.6	3.3	—	293.9
Pre-tax income (loss)	$33.0	$9.9	$—	$42.9
Ark/WM Outrigger Results—Three Months Ended March 31, 2025 versus Three Months Ended March 31, 2024
The Ark/WM Outrigger segment’s combined ratio was 97% in the first quarter of 2025 compared to 91% in the first quarter of 2024. The Ark/WM Outrigger segment reported gross written premiums of $1,108 million, net written premiums of $728 million and net earned premiums of $358 million in the first quarter of 2025 compared to gross written premiums of $872 million, net written premiums of $598 million and net earned premiums of $303 million in the first quarter of 2024. The Ark/WM Outrigger segment reported pre-tax income of $46 million in the first quarter of 2025 compared to $43 million in the first quarter of 2024.
Ark’s combined ratio was 94% in both the first quarter of 2025 and 2024. Ark’s combined ratio included 25 points of catastrophe losses in the first quarter of 2025, driven by losses related to the January 2025 California wildfires of $75 million on a net basis after reinsurance and reinstatement premiums, compared to minimal catastrophe losses in the first quarter of 2024. Ark’s combined ratio included 14 points of net favorable prior year development in the first quarter of 2025 compared to slight net favorable prior year development in the first quarter of 2024. Net favorable development for the first quarter of 2025 was driven by the marine & energy and property lines of business.
Ark reported gross written premiums of $1,108 million, net written premiums of $690 million and net earned premiums of $346 million in the first quarter of 2025 compared to gross written premiums of $872 million, net written premiums of $564 million and net earned premiums of $293 million in the first quarter of 2024.
Ark reported pre-tax income of $52 million in the first quarter of 2025 compared to $33 million in the first quarter of 2024. Ark’s results included net realized and unrealized investment gains of $30 million in the first quarter of 2025, driven primarily by net unrealized investment gains from common equity securities and fixed maturity securities due to foreign currency gains and the decrease in interest rates, compared to $11 million in the first quarter of 2024, driven primarily by net unrealized investment gains on common equity securities. Ark’s results for the first quarter of 2025 also included a $10 million expense related to the increase in the fair value of its contingent consideration liability compared to no expense in the first quarter of 2024.

WM Outrigger Re’s combined ratio was 166% in the first quarter of 2025 compared to 32% in the first quarter of 2024. Catastrophe losses in 2025 included $19 million net of reinstatement premiums related to the California wildfires, while major catastrophe losses in 2024 were minimal. WM Outrigger Re’s losses related to the California wildfires were $2 million for underwriting year 2025 and $17 million for underwriting year 2024. In the first quarter of 2025, WM Outrigger Re’s combined ratio was 72% for underwriting year 2025 and 256% for underwriting year 2024 compared to 26% for underwriting year 2024 and 42% for underwriting year 2023 in the first quarter of 2024.
WM Outrigger Re reported gross and net written premiums of $38 million and net earned premiums of $12 million in the first quarter of 2025 compared to gross and net written premiums of $34 million and net earned premiums of $10 million in the first quarter of 2024. Gross and net written premiums increased due to White Mountains’s larger capital commitment to WM Outrigger Re in 2025. WM Outrigger Re reported pre-tax income (loss) of $(6) million in the first quarter of 2025, of which $4 million was attributable to underwriting year 2025 and $(10) million to underwriting year 2024, compared to $10 million in the first quarter of 2024, of which $7 million was attributable to underwriting year 2024 and $3 million to underwriting year 2023. Through March 31, 2025, WM Outrigger Re generated pre-tax income of $29 million from the 2024 underwriting year. This included losses of $17 million net of reinstatement premiums related to the California wildfires.
The following tables present the Ark/WM Outrigger segment’s insurance premiums, insurance expenses and insurance ratios for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025
$ in Millions	Ark	WM Outrigger Re	Eliminations	Total
Insurance premiums:
Gross written premiums	$1,107.6	$37.5	$(37.5)	$1,107.6
Net written premiums	$690.2	$37.5	$—	$727.7
Net earned premiums	$346.0	$12.0	$—	$358.0

Insurance expenses:
Loss and LAE	$213.3	$20.2	$—	$233.5
Acquisition expenses	83.8	(.3)	—	83.5
Other underwriting expenses (1)	28.5	—	—	28.5
Total insurance expenses	$325.6	$19.9	$—	$345.5

Insurance ratios:
Loss and LAE	61.7%	168.3%	—%	65.2%
Acquisition expense	24.2	(2.5)	—	23.3
Other underwriting expense	8.2	—	—	8.0
Combined Ratio	94.1%	165.8%	—%	96.5%
(1) Included within general and administrative expenses in the consolidated statement of operations.

	Three Months Ended March 31, 2024
$ in Millions	Ark	WM Outrigger Re	Eliminations	Total
Insurance premiums:
Gross written premiums	$872.1	$34.3	$(34.3)	$872.1
Net written premiums	$563.7	$34.3	$—	$598.0
Net earned premiums	$292.5	$10.3	$—	$302.8

Insurance expenses:
Loss and LAE	$179.3	$.7	$—	$180.0
Acquisition expenses	63.7	2.6	—	66.3
Other underwriting expenses (1)	30.5	—	—	30.5
Total insurance expenses	$273.5	$3.3	$—	$276.8

Insurance ratios:
Loss and LAE	61.3%	6.8%	—%	59.4%
Acquisition expense	21.8	25.2	—	21.9
Other underwriting expense	10.4	—	—	10.1
Combined Ratio	93.5%	32.0%	—%	91.4%
(1) Included within general and administrative expenses in the consolidated statement of operations.

The following table presents WM Outrigger Re’s insurance premiums, combined ratio and pre-tax income by underwriting year for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025			2024
$ in Millions	2025 Underwriting Year	2024 Underwriting Year	Total	2024 Underwriting Year	2023 Underwriting Year	Total
Insurance premiums:
Gross written premiums	$34.7	$2.8	$37.5	$34.1	$.2	$34.3
Net written premiums	$34.7	$2.8	$37.5	$34.1	$.2	$34.3
Net earned premiums	$5.9	$6.1	$12.0	$6.0	$4.3	$10.3

Combined Ratio	71.8%	256.1%	165.8%	26.1%	42.2%	32.0%

Pre-tax income	$3.7	$(9.6)	$(5.9)	$7.3	$2.6	$9.9
Gross Written Premiums
Gross written premiums increased 27% to $1,108 million in the first quarter of 2025 compared to $872 million in the first quarter of 2024, with risk adjusted rate change of -2%. The increase in gross written premiums was driven primarily by the property and specialty lines of business. The risk adjusted rate change on the Outrigger Re Ltd. portfolio of global property reinsurance was -6% in the first quarter of 2025.
The following table presents the Ark/WM Outrigger segment’s gross written premiums by line of business for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
Millions	2025	2024
Property	$441.7	$326.8
Specialty	315.7	234.1
Marine & Energy	243.8	229.0
Accident & Health	65.2	47.7
Casualty	41.2	34.5
Total Gross Written Premium	$1,107.6	$872.1

Ark/WM Outrigger Balance Sheets
The following tables present amounts from Ark and WM Outrigger Re that are contained within White Mountains’s consolidated balance sheet as of March 31, 2025 and December 31, 2024:

	March 31, 2025
Millions	Ark	WM Outrigger Re	Eliminations and Segment Adjustments	Total
Assets
Fixed maturity investments, at fair value	$1,582.1	$—	$—	$1,582.1
Common equity securities, at fair value	420.9	—	—	420.9
Short-term investments, at fair value	416.5	208.7	—	625.2
Other long-term investments	586.8	—	—	586.8
Total investments	3,006.3	208.7	—	3,215.0
Cash	160.5	—	—	160.5
Reinsurance recoverables	990.5	—	(70.1)	920.4
Insurance premiums receivable	1,272.6	46.2	(46.2)	1,272.6
Deferred acquisition costs	274.0	5.7	—	279.7
Goodwill and other intangible assets	292.5	—	—	292.5
Other assets	184.7	.1	—	184.8
Total assets	$6,181.1	$260.7	$(116.3)	$6,325.5
Liabilities
Loss and LAE reserves	$2,253.9	$40.3	$(40.3)	$2,253.9
Unearned insurance premiums	1,500.6	29.8	(29.8)	1,500.6
Debt	156.1	—	—	156.1
Reinsurance payable	432.0	—	(46.2)	385.8
Contingent consideration	165.0	—	—	165.0
Other liabilities (1)	226.5	—	—	226.5
Total liabilities	4,734.1	70.1	(116.3)	4,687.9
Equity
White Mountains’s common shareholders’ equity	1,031.0	190.6	—	1,221.6
Noncontrolling interests	416.0	—	—	416.0
Total equity	1,447.0	190.6	—	1,637.6
Total liabilities and equity	$6,181.1	$260.7	$(116.3)	$6,325.5
(1) Amount includes $29.8 of dividends payable that are eliminated in White Mountains’s consolidated financial statements. For segment reporting, Ark’s dividends payable included within other liabilities in the Ark/WM Outrigger segment are eliminated against the offsetting dividends receivable included within other assets in Other Operations.

	December 31, 2024
Millions	Ark	WM Outrigger Re	Eliminations and Segment Adjustments	Total
Assets
Fixed maturity investments, at fair value	$1,565.1	$—	$—	$1,565.1
Common equity securities, at fair value	425.4	—	—	425.4
Short-term investments, at fair value	397.7	203.7	—	601.4
Other long-term investments	547.8	—	—	547.8
Total investments	2,936.0	203.7	—	3,139.7
Cash	141.1	.1	—	141.2
Reinsurance recoverables	628.2	—	(39.2)	589.0
Insurance premiums receivable	768.6	30.9	(30.9)	768.6
Deferred acquisition costs	164.4	.8	—	165.2
Goodwill and other intangible assets	292.5	—	—	292.5
Other assets	202.8	—	—	202.8
Total assets	$5,133.6	$235.5	$(70.1)	$5,299.0
Liabilities
Loss and LAE reserves	$2,127.5	$34.9	$(34.9)	$2,127.5
Unearned insurance premiums	853.3	4.3	(4.3)	853.3
Debt	154.5	—	—	154.5
Reinsurance payable	180.4	—	(30.9)	149.5
Contingent consideration	155.3	—	—	155.3
Other liabilities	224.7	—	—	224.7
Total liabilities	3,695.7	39.2	(70.1)	3,664.8
Equity
White Mountains’s common shareholders’ equity	1,027.5	196.3	—	1,223.8
Noncontrolling interests	410.4	—	—	410.4
Total equity	1,437.9	196.3	—	1,634.2
Total liabilities and equity	$5,133.6	$235.5	$(70.1)	$5,299.0

HG Global

HG Global was established to fund the startup of BAM and, through its reinsurance subsidiary HG Re, to provide up to 15%-of-par, first-loss reinsurance protection for policies underwritten by BAM.
The following table presents the components of pre-tax income (loss) included in the HG Global segment for the three months ended March 31, 2025 and 2024. The HG Global segment consists of HG Global, which includes HG Re and its other wholly-owned subsidiaries, and, prior to its deconsolidation on July 1, 2024, BAM. Through June 30, 2024, BAM’s results of operations were presented within the HG Global segment. See Note 2 — “Significant Transactions.”

	Three Months Ended March 31,
	2025	2024
Millions	HG Global	HG Global	BAM (1)	Eliminations	Total
Direct written premiums	$—	$—	$10.5	$—	$10.5
Assumed written premiums	6.7	8.9	—	(8.9)	—
Gross written premiums	6.7	8.9	10.5	(8.9)	10.5
Ceded written premiums	—	—	(8.9)	8.9	—
Net written premiums	$6.7	$8.9	$1.6	$—	$10.5
Earned insurance premiums	$8.2	$6.5	$1.3	$—	$7.8
Net investment income	6.3	5.4	4.3	—	9.7
Net realized and unrealized investment gains (losses)	10.0	(7.3)	(2.8)	—	(10.1)
Interest income from BAM Surplus Notes	7.5	6.6	—	(6.6)	—
Other revenues	.1	—	.5	—	.5
Total revenues	32.1	11.2	3.3	(6.6)	7.9
Acquisition expenses	1.9	1.8	.4	—	2.2
General and administrative expenses	.6	.4	16.9	—	17.3
Interest expense (2)	4.6	3.7	—	—	3.7
Interest expense from BAM Surplus Notes	—	—	6.6	(6.6)	—
Total expenses	7.1	5.9	23.9	(6.6)	23.2
Pre-tax income (loss)	$25.0	$5.3	$(20.6)	$—	$(15.3)
Supplemental information:
MSC collected (3)	$—	$—	$11.4	$—	$11.4
(1) Effective July 1, 2024, White Mountains no longer consolidates BAM. For the period from January 1, 2024 through June 30, 2024, BAM’s results of operations were presented within the HG Global segment.
(2) For the three months ended March 31, 2024, the amount includes $0.2 of intercompany interest expense that is eliminated in White Mountains’s consolidated financial statements. For segment reporting, HG Global’s intercompany interest expense included within the HG Global segment is eliminated against the offsetting intercompany interest income included within Other Operations.
(3) MSC collected are recorded directly to BAM’s equity, which was recorded as noncontrolling interest on White Mountains’s balance sheet.

HG Global Results—Three Months Ended March 31, 2025 versus Three Months Ended March 31, 2024
HG Global reported gross written premiums of $7 million and earned premiums of $8 million in the first quarter of 2025 compared to gross written premiums of $9 million and earned premiums of $7 million in the first quarter of 2024. HG Global reported gross written premiums net of ceding commission paid of $5 million in the first quarter of 2025 compared to $6 million in the first quarter of 2024. HG Global’s total par value of policies assumed, which represents its first-loss exposure on policies assumed from BAM, was $427 million in the first quarter of 2025, of which $327 million was in the primary market and $100 million in the secondary market, compared to $538 million in the first quarter of 2024, of which $483 million was in the primary market and $56 million in the secondary market. The decline in primary market par assumed was driven by lower penetration rates and BAM’s focus on higher return transactions. The increase in secondary market par assumed was driven by increased volatility in the municipal bond market, which created strong demand for bond insurance.
HG Global’s total gross pricing was 157 basis points in the first quarter of 2025, compared to 165 basis points in the first quarter of 2024. Pricing in the primary market decreased to 116 basis points in the first quarter of 2025 compared to 143 basis points in the first quarter of 2024, due to several large, high-priced issuances insured by BAM in the first quarter of 2024. Pricing in the secondary market, which is more transaction specific than pricing in the primary market, decreased to 289 basis points in the first quarter of 2025 compared to 360 basis points in the first quarter of 2024. Total pricing net of ceding commission paid decreased to 110 basis points in the first quarter of 2025 compared to 117 basis points in the first quarter of 2024.
The following table presents HG Global’s par value assumed, reinsurance premiums and pricing for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
HG Global	2025		2024
Par value assumed:
Par value of primary market policies assumed (1)		$327.0		$482.6
Par value of secondary market policies assumed (1)	100.3		55.5
Total par value of policies assumed		$427.3		$538.1

Reinsurance premiums:
Gross written premiums from primary market		$3.8		$6.9
Gross written premiums from secondary market	2.9		2.0
Total gross written premiums	6.7		8.9
Ceding commission paid	2.0		2.6
Total gross written premiums net of ceding commission paid		$4.7		$6.3

Earned premiums		$8.2		$6.5

Pricing:
Gross pricing from primary market	116	bps	143	bps
Gross pricing from secondary market	289	bps	360	bps
Total gross pricing	157	bps	165	bps

Total pricing net of ceding commission paid	110	bps	117	bps
(1) For capital appreciation bonds, par is adjusted to the estimated equivalent par value for current interest paying bonds.

HG Global reported pre-tax income of $25 million in the first quarter of 2025 compared to $6 million in the first quarter of 2024. HG Global’s results in the first quarter of 2025 included net realized and unrealized investment gains (losses) on its fixed income portfolio of $10 million compared to $(7) million in the first quarter of 2024, driven by the movement of interest rates in each period. HG Global’s results in the first quarter of 2025 included interest income on the BAM Surplus Notes of $8 million compared to $7 million in the first quarter of 2024.
The fair value of the BAM Surplus Notes increased to $389 million as of March 31, 2025 compared to $382 million as of December 31, 2024, resulting from approximately $8 million of accrued interest. During the three months ended March 31, 2025 and 2024, HG Global did not receive any payments of principal or interest on the BAM Surplus Notes.
For the three months ended March 31, 2025, HG Re did not receive any distributions from the Supplemental Trust. For the three months ended March 31, 2024, HG Re received a distribution from the Supplemental Trust of $26 million, which consisted of an assignment of accrued interest on the BAM Surplus Notes.

HG Global Balance Sheets
The following table presents amounts for the HG Global segment that are presented within White Mountains’s consolidated balance sheet as of March 31, 2025 and December 31, 2024.

Millions	March 31, 2025	December 31, 2024
Assets
Fixed maturity investments, at fair value	$631.9	$612.1
Short-term investments, at fair value	54.1	55.5
Total investments	686.0	667.6
Cash	6.8	11.5
BAM Surplus Notes, at fair value (1)	389.2	381.7
Insurance premiums receivable	7.6	4.4
Deferred acquisition costs	86.6	86.6
Other assets	26.9	27.6
Total assets	$1,203.1	$1,179.4
Liabilities
Preferred dividends payable to White Mountains (2)	$478.0	$462.1
Preferred dividends payable to noncontrolling interests	14.7	14.2
Unearned insurance premiums	295.8	297.3
Debt	147.5	147.4
Accrued incentive compensation	.6	1.4
Other liabilities	4.7	3.8
Total liabilities	941.3	926.2
Equity
White Mountains’s common shareholders’ equity	274.3	266.6
Noncontrolling interests	(12.5)	(13.4)
Total equity	261.8	253.2
Total liabilities and equity	$1,203.1	$1,179.4

HG Global total equity after intercompany eliminations:
White Mountains’s common shareholders’ equity	$274.3	$266.6
Preferred dividends payable to White Mountains elimination (2)	478.0	462.1
HG Global total equity attributable to White Mountains’s common shareholders after intercompany eliminations	$752.3	$728.7
(1) The fair value of the BAM Surplus Notes includes accrued interest receivable.
(2) HG Global’s preferred dividends payable to White Mountains are eliminated in White Mountains’s consolidated financial statements. For segment reporting, these amounts are included within the HG Global segment and are eliminated against the offsetting receivables included within Other Operations.

HG Global Unearned Premiums, Net of Deferred Acquisition Costs
Subsequent to the deconsolidation of BAM on July 1, 2024, the BAM Surplus Notes are carried at fair value under GAAP, and there is no longer a time value of money adjustment for adjusted book value purposes. As a result of this change, there was only one remaining adjustment to book value: the add back of HG Global’s unearned premiums, net of deferred acquisition costs. Accordingly, White Mountains determined that it will no longer report adjusted book value per share beginning in 2025, but the value of the net unearned premiums will continue to be disclosed. The following table presents HG Global’s unearned premiums, net of deferred acquisition costs:

Millions	March 31, 2025	December 31, 2024
Unearned premiums	$295.8	$297.3
Deferred acquisition costs	86.6	86.6
Unearned premiums, net of deferred acquisition costs	$209.2	$210.7

Kudu

Kudu provides capital solutions for boutique asset and wealth managers for a variety of purposes including generational ownership transfers, management buyouts, acquisition and growth finance and legacy partner liquidity. Kudu also provides strategic advice to managers from time to time.
Kudu deployed $69 million, including transaction costs, into one new asset management firm in 2025. As of March 31, 2025, Kudu has deployed a total of $1.06 billion, including transaction costs, into 28 asset and wealth management firms globally, including three that have been exited. As of March 31, 2025, the asset and wealth management firms have combined AUM of approximately $132 billion, spanning a range of asset classes, including real estate, wealth management, hedge funds, private equity and alternative credit strategies. Kudu’s capital was deployed at an average gross cash yield at inception of approximately 9.5% based on expected cash flows in the first year following deployment.
The following table presents the components of GAAP net income (loss), EBITDA and adjusted EBITDA included in the Kudu segment for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
Millions	2025	2024
Net investment income (1)	$19.4	$17.2
Net realized and unrealized investment gains (losses)	44.0	(6.5)
Other revenues	.4	—
Total revenues	63.8	10.7
General and administrative expenses	4.0	3.4
Interest expense	6.4	5.6
Total expenses	10.4	9.0
GAAP pre-tax income (loss)	53.4	1.7
Income tax (expense) benefit	(11.6)	.8
GAAP net income (loss)	41.8	2.5
Add back:
Interest expense	6.4	5.6
Income tax expense (benefit)	11.6	(.8)
General and administrative expenses — depreciation	—	—
Amortization of other intangible assets	.1	.1
EBITDA (2)	59.9	7.4
Exclude:
Net realized and unrealized investment (gains) losses	(44.0)	6.5
Non-cash equity-based compensation expense	—	—
Transaction expenses	(.1)	—
Adjusted EBITDA (2)	$15.8	$13.9
(1) Net investment income includes revenues from participation contracts and income from short-term and other long-term investments.
(2) See “NON-GAAP FINANCIAL MEASURES” on page 70.

The following table presents the changes to the fair value of Kudu’s Participation Contracts:

	Three Months Ended March 31,
Millions	2025	2024
Beginning balance of Kudu’s Participation Contracts (1)	$1,008.4	$890.5
Contributions to Participation Contracts	68.0	—
Proceeds from Participation Contracts sold	—	—
Net realized and unrealized investment gains (losses) on Participation Contracts sold and pending sale (2)	—	(3.1)
Net unrealized investment gains (losses) on Participation Contracts - all other (3)	44.0	(3.2)
Ending balance of Kudu’s Participation Contracts (1)	$1,120.4	$884.2
(1) As of December 31, 2024, March 31, 2025, December 31, 2023 and March 31, 2024, Kudu’s other long-term investments also include $5.6, $5.8, $5.8 and $5.7 related to a private debt instrument.
(2) Includes net realized and unrealized investment gains (losses) recognized from participation contracts beginning in the quarter a contract is classified as pending sale.
(3) Includes net unrealized investment gains (losses) recognized from (i) ongoing participation contracts and (ii) participation contracts prior to classification as pending sale.

Kudu Results—Three Months Ended March 31, 2025 versus Three Months Ended March 31, 2024
Kudu reported total revenues of $64 million, pre-tax income of $53 million and adjusted EBITDA of $16 million in the first quarter of 2025 compared to total revenues of $11 million, pre-tax income of $2 million and adjusted EBITDA of $14 million in the first quarter of 2024. Total revenues, pre-tax income and adjusted EBITDA included $19 million of net investment income in the first quarter of 2025 compared to $17 million in the first quarter of 2024. The increase in net investment income was driven primarily by higher dividends from Participation Contracts, reflecting amounts earned from $170 million in new deployments that Kudu made subsequent to March 31, 2024. Total revenues and pre-tax income also included $44 million of net realized and unrealized investment gains (losses) in the first quarter of 2025 compared to $(7) million in the first quarter of 2024. Net investment gains in the first quarter of 2025 were driven primarily by increases in the fair value of Kudu’s Participation Contracts as a result of lower discount rates across the portfolio and growth in AUM at several managers. Net investment losses in the first quarter of 2024 were driven primarily by decreases in the fair value of Kudu’s Participation Contracts as a result of higher discount rates across the portfolio, the decline in share price from a publicly listed security received by Kudu in a prior sales transaction and foreign exchange losses resulting from a strengthening U.S. dollar, partially offset by growth in AUM at several managers.

Bamboo

On January 2, 2024, White Mountains acquired a controlling interest in Bamboo. See Note 2 — “Significant Transactions.” Bamboo is a capital-light, tech- and data-enabled insurance distribution platform providing homeowners’ insurance and related products to the residential property market in California. Bamboo operates primarily through Bamboo MGA, its full-service MGA business, where the company manages all aspects of the placement process on behalf of its Capacity Providers, including product development, marketing, underwriting, policy issuance and claims oversight, and it earns commissions based on the volume and profitability of the insurance that it places.
In January 2025, Bamboo entered into the Bamboo Credit Facility comprised of a $110 million, six-year term loan and a $10 million revolving credit loan. On January 24, 2025, Bamboo received proceeds of $110 million under the term loan. In turn, Bamboo paid an $84 million cash dividend to shareholders, of which $61 million was paid to White Mountains. The revolving credit loan remains undrawn.

The following table presents the components of GAAP net income (loss), MGA net income (loss), MGA EBITDA and MGA adjusted EBITDA included in White Mountains’s Bamboo segment for the three months ended March 31, 2025:

Millions	Three Months Ended March 31,
	2025	2024
Commission and fee revenues	$44.2	$21.9
Earned insurance premiums	14.9	8.4
Other revenues	2.3	.8
Total revenues	61.4	31.1
Broker commission expenses	15.5	9.3
Loss and LAE	10.9	5.8
Acquisition expenses	6.6	3.1
General and administrative expenses	20.0	12.0
Interest expense	2.1	—
Total expenses	55.1	30.2
GAAP pre-tax income (loss)	6.3	.9
Income tax (expense) benefit	(4.4)	.7
GAAP net income (loss)	1.9	1.6

Exclude:
Net (income) loss, Bamboo Captive	3.9	.4
MGA net income (loss) (1)	5.8	2.0

Add back:
Interest expense	2.1	—
Income tax expense (benefit)	4.4	(.7)
Depreciation expense	.2	—
Amortization of other intangible assets	4.0	4.2
MGA EBITDA (1)	16.5	5.5

Exclude:
Non-cash equity-based compensation expense	.8	.3
Software implementation expenses	.9	.5
Restructuring expenses	1.7	.1
MGA adjusted EBITDA (1)	$19.9	$6.4
(1) See “NON-GAAP FINANCIAL MEASURES” on page 70.

Bamboo Results—Three Months Ended March 31, 2025 versus Three Months Ended March 31, 2024
Bamboo reported commission and fee revenues of $44 million and pre-tax income of $6 million in the first quarter of 2025 compared to commission and fee revenues of $22 million and pre-tax income of $1 million in the first quarter of 2024. Bamboo reported MGA pre-tax income of $10 million and MGA adjusted EBITDA of $20 million in the first quarter of 2025 compared to MGA pre-tax income of $2 million and MGA adjusted EBITDA of $6 million in the first quarter of 2024.
Bamboo estimates that losses to its programs from the January 2025 California wildfires total approximately $160 million including the impact of the California FAIR plan assessment and subrogation recoveries. The bulk of the losses will be absorbed by Bamboo’s catastrophe excess of loss and quota share reinsurance partners. The Bamboo Captive retained approximately $4 million of the losses.

Managed Premiums
Managed premiums represent the total premiums placed by Bamboo during the period. Managed premiums were $147 million in the first quarter of 2025 compared to $90 million in the first quarter of 2024. The increase in managed premiums was driven by growth in the renewal book as well as new business volume. Renewal book growth was driven by strong client policy retention rates as well as approved rate increases that went into effect in the quarter. New business growth was constrained in the quarter by risk aggregation limits instituted by Bamboo on its largest program; however, Bamboo has since launched additional fronted programs that will alleviate this constraint over the rest of the year.
The following table presents Bamboo’s managed premiums for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
Millions	2025	2024
New	$59.8	$65.8
Net renewals, endorsements, reinstatements and cancellations	87.2	23.7
Total Managed Premiums	$147.0	$89.5

Capacity Providers
During April 2025, Bamboo renewed its largest program for the treaty year ending April 1, 2026 on favorable terms with strong demand from new and renewing reinsurance partners. Under the renewed terms, Bamboo MGA’s commission levels continue to be based on a sliding scale tied primarily to its attritional loss ratio. Bamboo also expanded its number of reinsurance partners. As of April 1, 2025, the insurance risk for Bamboo’s programs was supported by roughly 25 third-party Capacity Providers.

Other Operations

The following table presents the components of pre-tax income (loss) included in White Mountains’s Other Operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
Millions	2025	2024
Earned insurance premiums	$13.9	$—
Net investment income	9.7	9.9
Net realized and unrealized investment gains (losses)	2.8	22.2
Net realized and unrealized investment gains (losses) from investment in MediaAlpha	(36.6)	210.7
Commission and fee revenues	3.9	3.6
Other revenues	13.6	14.4
Total revenues	7.3	260.8
Loss and LAE	17.4	—
Acquisition expenses	5.1	—
Cost of sales	7.5	7.6
General and administrative expenses	35.5	50.3
Interest expense	.5	.7
Total expenses	66.0	58.6
Pre-tax income (loss)	$(58.7)	$202.2

Other Operations Results—Three Months Ended March 31, 2025 versus Three Months Ended March 31, 2024
White Mountains’s Other Operations reported pre-tax income (loss) of $(59) million in the first quarter of 2025 compared to $202 million in the first quarter of 2024. Unrealized investment gains (losses) from White Mountains’s investment in MediaAlpha were $(37) million in the first quarter of 2025 compared to $211 million in the first quarter of 2024. Excluding MediaAlpha, net realized and unrealized investment gains were $3 million in the first quarter of 2025 compared to $22 million in the first quarter of 2024. The decrease in net realized and unrealized investment gains was driven primarily by lower gains from other long-term investments and losses from common equity securities in the first quarter of 2025 compared to gains from common equity securities in the first quarter of 2024. White Mountains’s Other Operations results included net investment income of $10 million in both the first quarter of 2025 and 2024. See Summary of Investment Results on page 64.
White Mountains’s Other Operations reported general and administrative expenses of $36 million in the first quarter of 2025 compared to $50 million in the first quarter of 2024. Other Operations general and administrative expenses in the first quarter of 2025 included $15 million of parent company compensation and benefits compared to $31 million in the first quarter of 2024. The decrease in parent company compensation and benefits was driven primarily by lower long-term incentive compensation costs due to fluctuations in the White Mountains share price.
White Mountains’s Other Operations reported $8 million of pre-tax loss in the first quarter of 2025 related to the Bamboo CRV. The Bamboo CRV’s results included $14 million of earned premiums, $17 million of loss and LAE and $5 million of acquisition expenses. Loss and LAE included approximately $12 million related to the California wildfires. Since its inception on April 1, 2024 through March 31, 2025, the Bamboo CRV has generated pre-tax income of $1 million. During the second quarter of 2025, White Mountains renewed the Bamboo CRV for the 2025 treaty year at a commitment of up to $10 million, down from prior year due to strong demand from third-party Capacity Providers.

II. Summary of Investment Results

White Mountains’s total investment results include results from all segments. For purposes of discussing rates of return, percentages are presented gross of management fees and trading expenses.
Effective July 1, 2024, White Mountains no longer consolidates BAM. Through June 30, 2024, White Mountains’s consolidated financial statements included BAM’s investment results. See Note 2 — “Significant Transactions.”

Gross Investment Returns and Benchmark Returns
The following table presents the pre-tax time-weighted investment returns for White Mountains’s consolidated portfolio for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024

Fixed income investments	1.7%	0.7%
Bloomberg U.S. Intermediate Aggregate Index	2.6%	(0.4)%

Common equity securities	1.8%	4.4%
Investment in MediaAlpha	(18.2)%	82.7%
Other long-term investments	3.3%	1.4%
Total common equity securities, investment in MediaAlpha and other long-term investments	1.6%	9.5%
Total common equity securities and other long-term investments	3.1%	2.0%
S&P 500 Index (total return)	(4.3)%	10.6%

Total consolidated portfolio	1.7%	4.6%
Total consolidated portfolio - excluding MediaAlpha (1)	2.3%	1.2%
(1) See “NON-GAAP FINANCIAL MEASURES” on page 70.

Investment Returns—Three Months Ended March 31, 2025 versus Three Months Ended March 31, 2024
White Mountains’s total consolidated portfolio return on invested assets was 1.7% in the first quarter of 2025, which included $37 million of unrealized investment losses from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total consolidated portfolio return on invested assets was 2.3% in the first quarter of 2025, driven primarily by net investment income and net unrealized investment gains from the other long-term investments and fixed income portfolios.
White Mountains’s total consolidated portfolio return on invested assets was 4.6% in the first quarter of 2024, which included $211 million of unrealized investment gains from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total consolidated portfolio return on invested assets was 1.2% in the first quarter of 2024, driven primarily by net investment income from the fixed income and other long-term investments portfolios and net unrealized investment gains from common equity securities, partially offset by net realized and unrealized investment losses in the fixed income portfolio.

Fixed Income Results
White Mountains’s fixed income portfolio, including short-term investments, totaled $3.6 billion and $3.5 billion as of March 31, 2025 and December 31, 2024, which represented 54% of total invested assets in both periods. The duration of White Mountains’s fixed income portfolio, including short-term investments, was 1.8 and 1.9 years as of March 31, 2025 and December 31, 2024. White Mountains’s fixed income portfolio includes fixed maturity and short-term investments held on deposit or as collateral. See Note 3 — “Investment Securities.”
White Mountains’s fixed income portfolio returned 1.7% in the first quarter of 2025 compared to 0.7% in the first quarter of 2024, underperforming and outperforming the Bloomberg U.S. Intermediate Aggregate Index returns of 2.6% and -0.4% for the comparable periods. The results in both the first quarter of 2025 and 2024 were driven primarily by net investment income and the short duration positioning of White Mountains’s fixed income portfolio as interest rates fluctuated in each respective period.

Common Equity Securities, Investment in MediaAlpha and Other Long-Term Investments Results
White Mountains’s portfolio of common equity securities, its investment in MediaAlpha and other long-term investments totaled $3.0 billion as of both March 31, 2025 and December 31, 2024, which represented 46% of total invested assets in both periods. See Note 3 — “Investment Securities.”
White Mountains’s portfolio of common equity securities, its investment in MediaAlpha and other long-term investments returned 1.6% in the first quarter of 2025, which included $37 million of unrealized investment losses from White Mountains’s investment in MediaAlpha. White Mountains’s portfolio of common equity securities and other long-term investments returned 3.1% in the first quarter of 2025. White Mountains’s portfolio of common equity securities, its investment in MediaAlpha and other long-term investments returned 9.5% in the first quarter of 2024, which included $211 million of unrealized investment gains from MediaAlpha. White Mountains’s portfolio of common equity securities and other long-term investments returned 2.0% in the first quarter of 2024.
White Mountains’s portfolio of common equity securities consists of international listed equity funds, primarily held at Ark, and passive ETFs. White Mountains’s ETFs seek to provide investment results generally corresponding to the performance of the S&P 500 Index. White Mountains’s portfolio of common equity securities totaled $542 million and $650 million as of March 31, 2025 and December 31, 2024. The decrease in common equity securities during the first quarter of 2025 was due to the sale of $100 million of passive ETFs.
White Mountains’s portfolio of common equity securities returned 1.8% in the first quarter of 2025 compared to 4.4% in the first quarter of 2024, outperforming and underperforming the S&P 500 Index returns of -4.3% and 10.6% for the comparable periods. The outperformance and underperformance in both the first quarter of 2025 and 2024 were driven primarily by certain international listed equity funds that employ a market neutral strategy.
White Mountains maintains a portfolio of other long-term investments that consists primarily of unconsolidated entities, including Kudu’s Participation Contracts, private equity funds and hedge funds, a bank loan fund, Lloyd’s trust deposits, ILS funds and private debt instruments. White Mountains’s portfolio of other long-term investments totaled $2.3 billion and $2.2 billion as of March 31, 2025 and December 31, 2024.
White Mountains’s portfolio of other long-term investments returned 3.3% in the first quarter of 2025 compared to 1.4% in the first quarter of 2024. Investment returns for the first quarter of 2025 were driven primarily by net unrealized investment gains and net investment income from Kudu’s Participation Contracts. Investment returns for the first quarter of 2024 were driven primarily by net investment income from Kudu’s Participation Contracts and net unrealized investment gains from certain private equity and hedge funds.

Foreign Currency Exposure

As of March 31, 2025, White Mountains had foreign currency exposure on $303 million of net assets, primarily related to Ark/WM Outrigger’s non-U.S. contracts, Kudu’s non-U.S. Participation Contracts and a private debt instrument, as well as certain other foreign consolidated and unconsolidated entities.
The following table presents the fair value of White Mountains’s foreign denominated net assets (liabilities) by segment as of March 31, 2025:

$ in Millions Currency	Ark/WM Outrigger	Kudu	Other Operations	Total Fair Value	% of Total Shareholders’ Equity
CAD	$93.2	$55.2	$—	$148.4	2.9%
AUD	41.2	67.6	—	108.8	2.1
GBP	54.4	—	—	54.4	1.1
EUR	(31.1)	22.0	—	(9.1)	(.2)
All other	—	—	.6	.6	—
Total	$157.7	$144.8	$.6	$303.1	5.9%

III. Income Taxes

As of March 31, 2025, the primary jurisdictions in which the Company’s subsidiaries and branches operated and were subject to tax are Israel, Luxembourg, the United Kingdom and the United States.
On December 27, 2023, Bermuda enacted a 15% corporate income tax that became effective on January 1, 2025. The Bermuda legislation defers the effective date for five years, for Bermuda companies in consolidated groups that meet certain requirements. To qualify for the deferral, generally the group must (i) have consolidated affiliates and permanent establishments in six or fewer countries, (ii) have no more than €50 million of net tangible assets outside of the country where the group has the largest amount of net tangible assets and (iii) not have a consolidated Bermuda affiliate or Bermuda permanent establishment directly or indirectly owned by a parent entity that is subject to the Income Inclusion Rule of Pillar Two in any jurisdiction. White Mountains expects to meet the requirements to be exempt from the Bermuda corporate income tax until January 1, 2030. The Bermuda legislation also provides for an economic transition adjustment that will reduce future years’ taxable income. Under GAAP, this economic transition adjustment was required to be recognized as a net deferred tax asset as of December 31, 2023. Accordingly, White Mountains recorded a net deferred tax asset of $68 million, with $51 million attributable to Ark and $17 million attributable to HG Global. Effective July 1, 2024, White Mountains no longer consolidates BAM. As a result of the deconsolidation, the BAM Surplus Notes were recorded at fair value, which resulted in the reversal of a $5 million deferred tax liability related to the economic transition adjustment in 2024. As of March 31, 2025, the net deferred tax asset related to the economic transition adjustment was $73 million, with $51 million attributable to Ark and $22 million attributable to HG Global.
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
On December 20, 2023, Luxembourg enacted conforming Pillar Two legislation including the IIR, UTPR and the QDMTT. Additional legislation addressing the applicability of the QDMTT was enacted on December 23, 2024. The Luxembourg Pillar Two rules defer the effective date of the QDMTT and UTPR until fiscal years beginning on or after December 31, 2028 and 2029, respectively, for Luxembourg companies in consolidated groups with a non-EU parent company that meet certain requirements. To qualify for the deferral, generally the group must (i) have consolidated affiliates and permanent establishments in six or fewer countries and (ii) have no more than €50 million of net tangible assets outside of the country where the group has the largest amount of net tangible assets. White Mountains expects to meet the requirements to be exempt from the Luxembourg QDMTT and UTPR until January 1, 2029 and 2030, respectively.
On July 11, 2023, the U.K. enacted conforming legislation adopting the Pillar Two IIR and QDMTT which became effective for fiscal years beginning on or after December 31, 2023. On March 20, 2025, the U.K. enacted legislation adopting the Pillar Two UTPR effective for fiscal years beginning on or after December 31, 2024. Under the legislation, the effective date of the UTPR is deferred until fiscal years beginning on or after December 31, 2029 for U.K. companies in consolidated groups with a non-EU parent company that meet certain requirements. To qualify for the deferral, generally the group must (i) have consolidated affiliates and permanent establishments in six or fewer countries and (ii) have no more than €50 million of net tangible assets outside of the country where the group has the largest amount of net tangible assets. White Mountains expects to meet the requirements to be exempt from the U.K. UTPR until January 1, 2030.
On January 15, 2025, the OECD released administrative guidance on its Pillar Two model rules (the “January 2025 OECD Administrative Guidance”). The January 2025 OECD Administrative Guidance provides that, subject to limited exceptions, deferred tax expense attributable to deferred tax assets resulting from the introduction of a new corporate income tax after November 30, 2021 is to be excluded when assessing whether a multinational enterprise group has an effective tax rate of at least 15% in the jurisdiction that adopted the corporate income tax. Deferred tax assets associated with the economic transition adjustment recognized under the Bermuda corporate income tax are expected to be within the scope of the January 2025 OECD Administrative Guidance. As of March 31, 2025, neither the U.K. nor Luxembourg had enacted changes in response to the January 2025 OECD Administrative Guidance, and no changes had been enacted with respect to the Bermuda corporate income tax to repeal or otherwise limit the economic transition adjustment. Accordingly, under GAAP, White Mountains is required to maintain the net deferred tax asset attributable to the economic transition adjustment as of March 31, 2025. Currently, the impact of any potential changes in response to the January 2025 OECD Administrative Guidance is uncertain, but may result in the elimination of the net deferred tax asset related to the economic transition adjustment.

White Mountains’s income tax expense related to pre-tax income from continuing operations for the three months ended March 31, 2025 and 2024 represented an effective tax rate of 13% and 5%. The effective tax rate was different from the U.S. statutory rate of 21.0%, driven primarily by full year forecasted income in jurisdictions with lower tax rates than the United States.

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

Dividend Capacity

Following is a description of the dividend capacity of White Mountains’s insurance and reinsurance and other operating subsidiaries:

Ark/WM Outrigger
During any 12-month period, GAIL, a class 4 licensed Bermuda insurer, has the ability to (i) make capital distributions of up to 15% of its total statutory capital per the previous year’s statutory financial statements, or (ii) make dividend payments of up to 25% of its total statutory capital and surplus per the previous year’s statutory financial statements, without prior approval of Bermuda regulatory authorities. Accordingly, GAIL will have the ability to pay a dividend of up to $337 million during 2025, which is equal to 25% of its statutory capital and surplus of $1,347 million as of December 31, 2024, subject to meeting all appropriate liquidity and solvency requirements. During the three months ended March 31, 2025, GAIL did not pay any dividends to its immediate parent.
During the three months ended March 31, 2025, Ark declared a $41 million dividend to shareholders, including $30 million that was paid to White Mountains in April 2025. As of March 31, 2025, Ark and its intermediate holding companies had $6 million of net unrestricted cash and short-term investments outside of its regulated and unregulated insurance and reinsurance operating subsidiaries.

WM Outrigger Re is a special purpose insurer subject to regulation and supervision by the BMA. WM Outrigger Re does not require regulatory approval to pay dividends; however, its dividend capacity is limited to amounts held outside of the collateral trust pursuant to its reinsurance agreement with GAIL. As of March 31, 2025, WM Outrigger Re had less than $1 million of net unrestricted cash held outside the collateral trust. As of March 31, 2025, WM Outrigger Re had $191 million of statutory capital and surplus and $209 million of assets held in the collateral trusts pursuant to the reinsurance agreement with GAIL.

HG Global
As of March 31, 2025, HG Global had $619 million face value of preferred shares outstanding, of which White Mountains owned 96.9%. Holders of the HG Global preferred shares are entitled to receive cumulative dividends at a fixed annual rate of 6.0% on a quarterly basis, payable when and if declared by HG Global. As of March 31, 2025, HG Global has accrued $493 million of dividends payable to holders of its preferred shares, $478 million of which is payable to White Mountains and is eliminated in consolidation. As of March 31, 2025, HG Global and its subsidiaries had $2 million of net unrestricted cash outside of HG Re.
HG Re is a special purpose insurer subject to regulation and supervision by the BMA. HG Re does not require regulatory approval to pay dividends; however, its dividend capacity is limited to amounts held outside of the Collateral Trusts. As of March 31, 2025, HG Re had $5 million of net unrestricted cash. As of March 31, 2025, HG Re had $158 million of accrued interest on the BAM Surplus Notes held outside the Collateral Trusts. As of March 31, 2025, HG Re had $747 million of statutory capital and surplus and $976 million of assets held in the Collateral Trusts.
HG Global has two primary sources of cash flows: (i) interest payments on the BAM Surplus Notes that are made outside the Collateral Trusts and (ii) releases of excess balances from the Collateral Trusts. During the three months ended March 31, 2025, HG Global did not receive any cash payments of principal and interest on the BAM Surplus Notes. During the three months ended March 31, 2025, HG Re did not receive any distributions from the Supplemental Trust.
See Note 10 — “Municipal Bond Guarantee Reinsurance.”

Kudu
During the three months ended March 31, 2025, Kudu distributed $3 million to unitholders, substantially all of which was paid to White Mountains. As of March 31, 2025, Kudu had $19 million of net unrestricted cash and short-term investments.

Bamboo
The Bamboo Captive is a protected cell captive domiciled in the state of Arizona and is subject to regulation and supervision by the Arizona Department of Insurance and Financial Institutions (“Arizona DIFI”). As an Arizona-domiciled protected cell, the Bamboo Captive is required to maintain $0.5 million of minimum capital. As of December 31, 2024, the Bamboo Captive had statutory capital and surplus of $7 million. The Bamboo Captive cannot pay any dividends without the approval of Arizona DIFI. During the three months ended March 31, 2025, the Bamboo Captive did not pay any dividends to its immediate parent. As of March 31, 2025, the Bamboo Captive had $12 million of net unrestricted cash and short-term investments.
During the three months ended March 31, 2025, Bamboo paid $90 million of dividends to shareholders, $65 million of which were paid to White Mountains. As of March 31, 2025, Bamboo had $24 million of net unrestricted cash and short-term investments outside of the Bamboo Captive.

Other Operations
During the three months ended March 31, 2025, White Mountains paid a $3 million common share dividend. As of March 31, 2025, the Company and its intermediate holding companies had $566 million of net unrestricted cash, short-term investments and fixed maturity investments, $165 million of MediaAlpha common stock, $121 million of common equity securities and $331 million of private equity and hedge funds, ILS funds and certain unconsolidated entities.

Financing

The following table presents White Mountains’s capital structure as of March 31, 2025 and December 31, 2024:

$ in Millions	March 31, 2025	December 31, 2024
Ark 2021 Subordinated Notes (1) (2)	$156.1	$154.5
HG Global Senior Notes (1) (2)	147.5	147.4
Kudu Credit Facility (1) (2)	246.6	238.6
Bamboo Credit Facility (1) (2)	104.7	—
Other Operations debt (1) (2)	21.2	22.0
Total debt	676.1	562.5
Noncontrolling interests	630.1	647.3
Total White Mountains’s common shareholders’ equity	4,509.6	4,483.7
Total capital	$5,815.8	$5,693.5
Total debt to total capital	11.6%	9.9%
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

Covenant Compliance
As of March 31, 2025, White Mountains was in compliance in all material respects with all of the covenants under its debt instruments.

Share Repurchase Programs

The Company’s Board of Directors has authorized the Company to repurchase its common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. The repurchase authorizations do not have a stated expiration date. As of March 31, 2025, White Mountains may repurchase an additional 301,014 shares under these Board authorizations. In addition, from time to time, White Mountains has also repurchased its common shares through self-tender offers that were separately approved by its Board of Directors.
During the three months ended March 31, 2025, White Mountains repurchased and retired 5,097 of its common shares for $10 million at an average share price of $1,945, which was approximately 111% of White Mountains’s book value per share as of March 31, 2025. All of the shares White Mountains repurchased in the first three months of 2025 were to satisfy employee income tax withholding pursuant to employee benefit plans, which do not reduce the amount available under the Board repurchase authorizations.
During the three months ended March 31, 2024, White Mountains repurchased and retired 5,269 of its common shares for $8 million at an average share price of $1,505, which was approximately 86% of White Mountains’s book value per share as of March 31, 2024. All of the shares White Mountains repurchased in the first three months of 2024 were to satisfy employee income tax withholding pursuant to employee benefit plans, which do not reduce the amount available under the Board repurchase authorizations.

Cash Flows

Detailed information concerning White Mountains’s cash flows from continuing operations during the three months ended March 31, 2025 and 2024 follows:

Cash flows from operations for the three months ended March 31, 2025 and March 31, 2024

Net cash used for operations was $40 million for the three months ended March 31, 2025 compared to net cash provided from operations of $37 million for the three months ended March 31, 2024. The increase in cash used for operations was driven primarily by a decrease in cash provided from operations at Ark/WM Outrigger Re and a new deployment at Kudu in the first quarter of 2025. As of March 31, 2025, the Company and its intermediate holding companies had $566 million of net unrestricted cash, short-term investments and fixed maturity investments, $165 million of MediaAlpha common stock, $121 million of common equity securities and $331 million of private equity funds, hedge funds, ILS funds and certain unconsolidated entities.

Cash flows from investing and financing activities for the three months ended March 31, 2025

Financing and Other Capital Activities
During the three months ended March 31, 2025, the Company declared and paid a $3 million cash dividend to its common shareholders.
During the three months ended March 31, 2025, White Mountains repurchased and retired 5,097 of its common shares for $10 million, all of which were to satisfy employee income tax withholding pursuant to employee benefit
During the three months ended March 31, 2025, Kudu borrowed $8 million in term loans under the Kudu Credit Facility.
During the three months ended March 31, 2025, White Mountains contributed $15 million to Kudu, which was used to repurchase certain management equity incentives that were then replaced with new equity incentive units.
During the three months ended March 31, 2025, Bamboo borrowed $110 million in term loans under the Bamboo Credit Facility.

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

NON-GAAP FINANCIAL MEASURES

This report includes 7 non-GAAP financial measures that have been reconciled from their most comparable GAAP financial measures.

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
White Mountains believes that these non-GAAP financial measures are useful to management and investors in evaluating Kudu’s performance. The reconciliation of Kudu’s GAAP net income (loss) to EBITDA and adjusted EBITDA is included on page 60.

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
MGA pre-tax income (loss) and MGA net income (loss) are non-GAAP financial measures that exclude the results of the Bamboo Captive, which is consolidated under GAAP, from Bamboo’s consolidated GAAP pre-tax income (loss) and net income (loss). The following table presents the reconciliation from Bamboo’s consolidated GAAP pre-tax income (loss) to MGA pre-tax income (loss):

Millions	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Bamboo’s consolidated GAAP pre-tax income (loss)	$6.3	$.9
Remove pre-tax (income) loss, Bamboo Captive	3.9	.6
MGA pre-tax income (loss)	$10.2	$1.5

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
•Restructuring expenses - Represents costs directly related to Bamboo’s corporate restructuring and capital planning activities.
White Mountains believes that these non-GAAP financial measures are useful to management and investors in evaluating Bamboo’s performance. See page 62 for the reconciliation of Bamboo’s consolidated GAAP net income (loss) to MGA net income (loss), MGA EBITDA and MGA adjusted EBITDA.

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
The following table presents return reconciliations from GAAP to the reported percentages for three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Total consolidated portfolio return	1.7%	4.6%
Remove MediaAlpha	0.6	(3.4)
Total consolidated portfolio return excluding MediaAlpha	2.3%	1.2%

CRITICAL ACCOUNTING ESTIMATES

Refer to the Company’s 2024 Annual Report on Form 10-K for a complete discussion regarding White Mountains’s critical accounting estimates.

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

•change in book value per share or return on equity;
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

These statements are based on certain assumptions and analyses made by White Mountains in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors believed to be appropriate in the circumstances. However, whether actual results and developments will conform to its expectations and predictions is subject to risks and uncertainties that could cause actual results to differ materially from expectations, including:

•the risks that are described from time to time in White Mountains’s filings with the Securities and Exchange Commission, including but not limited to White Mountains’s 2024 Annual Report on Form 10-K;
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
•deterioration of general economic, market or business conditions, including due to outbreaks of contagious disease and corresponding mitigation efforts;
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

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

Refer to White Mountains’s 2024 Annual Report on Form 10-K and in particular Item 7A. - “Quantitative and Qualitative Disclosures About Market Risk.”

Item 4.Controls and Procedures.

The Principal Executive Officer (“PEO”) and the Principal Financial Officer (“PFO”) of White Mountains have evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2025. Based on that evaluation, the PEO and PFO have concluded that White Mountains’s disclosure controls and procedures are adequate and effective.
There were no changes to White Mountains’s internal control over financial reporting that occurred during the first quarter of 2025 that have materially affected, or are reasonably likely to materially affect, White Mountains’s internal control over financial reporting.

Part II.OTHER INFORMATION

Item 1.Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes to any of the risk factors previously disclosed in the Registrant’s 2024 Annual Report on Form 10-K.

Item 2.Issuer Purchases of Equity Securities.

Months	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (1)
January 1 - January 31, 2025 (2)	5,097	$1,945.06	—	301,014
February 1 - February 28, 2025	—	$—	—	301,014
March 1 - March 31, 2025	—	$—	—	301,014
Total	5,097	$1,945.06	—	301,014
(1) White Mountains’s Board of Directors has authorized the Company to repurchase its common shares, from time to time, subject to market conditions. The repurchase authorizations do not have a stated expiration date.
(2) All shares repurchased were to satisfy employee income tax withholding pursuant to employee benefit plans, which do not reduce the amount available under the Board repurchase authorizations.

Item 3. Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

None.

Item 5.Other Information.

Insider Trading Policy
The Company has policies and procedures governing the purchase, sale and/or other dispositions of our securities by directors, officers, employees or the Company itself that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations and the listing standards applicable to us. A copy of our Insider Trading Policy is filed as Exhibit 19 to our 2024 Annual Report on Form 10-K.
No trading plans were adopted or terminated during the first quarter of 2025 by a director or officer of the Company that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or a non-Rule 10b5-1(c) trading agreement.

Item 6.Exhibits.

(a)	Exhibit number		Name
	10.1	—
Third Amendment to Loan and Servicing Agreement dated as of March 18, 2025 among Kudu Investment Holdings, LLC, Kudu Investment US, LLC, Kudu Investment Management, LLC, KFO Holdings, Ltd., KWCP Holdings UK, Ltd., Massachusetts Mutual Life Insurance Company and Alter Domus (US) LLC and Barings Finance LLC. (*)

	10.2	—	White Mountains Annual Bonus Program. (*)
	31.1	—	Principal Executive Officer Certification Pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934, as Amended. (*)
	31.2	—	Principal Financial Officer Certification Pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934, as Amended. (*)
	32.1	—	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)
	32.2	—	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)
	101	—	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(*)	Included herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
(Registrant)

Date:	May 7, 2025	By: /s/ Michaela J. Hildreth
Michaela J. Hildreth
Managing Director and Chief Accounting Officer