Form 10-Q
period 2025-09-30
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2025-11-06
CIK 776867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2025

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

As of November 3, 2025, 2,553,106 common shares with a par value of $1.00 per share were outstanding (which includes 32,910 restricted common shares that were not vested at such date).

WHITE MOUNTAINS INSURANCE GROUP, LTD.

Part I.FINANCIAL INFORMATION.
Item 1.Financial Statements
WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

Millions, except share and per share amounts	September 30, 2025	December 31, 2024
Assets
P&C Insurance and Reinsurance (Ark/WM Outrigger)
Fixed maturity investments, at fair value	$1,834.6	$1,565.1
Common equity securities, at fair value	437.6	425.4
Short-term investments, at fair value	745.4	601.4
Other long-term investments	676.5	547.8
Total investments	3,694.1	3,139.7
Cash (restricted $8.0 and $14.1)	289.9	141.2
Reinsurance recoverables	924.8	589.0
Insurance premiums receivable	1,149.7	768.6
Deferred acquisition costs	281.2	165.2
Goodwill and other intangible assets	292.5	292.5
Other assets	164.6	202.8
Total P&C Insurance and Reinsurance assets	6,796.8	5,299.0
Financial Guarantee (HG Global)
Fixed maturity investments, at fair value	686.5	612.1
Short-term investments, at fair value	56.2	55.5
Total investments	742.7	667.6
Cash	.2	11.5
BAM Surplus Notes, at fair value	396.2	381.7
Insurance premiums receivable	7.7	4.4
Deferred acquisition costs	93.2	86.6
Other assets	26.1	27.6
Total Financial Guarantee assets	1,266.1	1,179.4
Asset Management (Kudu)
Short-term investments, at fair value	24.6	27.9
Other long-term investments	1,214.4	1,014.0
Total investments	1,239.0	1,041.9
Cash	4.8	.6
Accrued investment income	24.2	18.0
Goodwill and other intangible assets	7.7	8.0
Other assets	23.1	39.9
Total Asset Management assets	1,298.8	1,108.4
Specialty Insurance Distribution (Distinguished)
Short-term investments, at fair value	62.6	—
Total investments	62.6	—
Cash (restricted $0.4 and $0.0)	1.5	—
Premiums, commissions and fees receivable	42.2	—
Goodwill and other intangible assets	595.4	—
Other assets	12.0	—
Total Specialty Insurance Distribution assets	713.7	—
Other Operations
Fixed maturity investments, at fair value	159.6	293.7
Common equity securities, at fair value	—	224.6
Investment in MediaAlpha, at fair value	203.2	201.6
Short-term investments, at fair value	199.1	260.1
Other long-term investments	698.3	588.4
Total investments	1,260.2	1,568.4
Cash	41.0	37.6
Goodwill and other intangible assets	154.3	64.8
Other assets	146.5	75.8
Assets held for sale - Bamboo Group	662.0	585.7
Assets held for sale - Other	6.2	6.5
Total Other Operations assets	2,270.2	2,338.8
Total assets	$12,345.6	$9,925.6
See Notes to Consolidated Financial Statements.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(Unaudited)

Millions, except share and per share amounts	September 30, 2025	December 31, 2024
Liabilities
P&C Insurance and Reinsurance (Ark/WM Outrigger)
Loss and loss adjustment expense reserves	$2,477.9	$2,127.5
Unearned insurance premiums	1,427.6	853.3
Debt	159.7	154.5
Reinsurance payable	404.7	149.5
Contingent consideration	229.5	155.3
Other liabilities	249.0	224.7
Total P&C Insurance and Reinsurance liabilities	4,948.4	3,664.8
Financial Guarantee (HG Global)
Unearned insurance premiums	316.3	297.3
Debt	147.7	147.4
Other liabilities	24.5	19.4
Total Financial Guarantee liabilities	488.5	464.1
Asset Management (Kudu)
Debt	274.3	238.6
Other liabilities	85.0	78.1
Total Asset Management liabilities	359.3	316.7
Specialty Insurance Distribution (Distinguished)
Debt	148.7	—
Premiums and commissions payable	67.9	—
Other liabilities	59.4	—
Total Specialty Insurance Distribution liabilities	276.0	—
Other Operations
Loss and loss adjustment expense reserves	14.7	12.1
Unearned insurance premiums	9.5	29.0
Debt	35.4	22.0
Accrued incentive compensation	76.0	79.3
Other liabilities	104.1	33.0
Liabilities held for sale - Bamboo Group	312.3	167.7
Liabilities held for sale - Other	4.3	5.9
Total Other Operations liabilities	556.3	349.0
Total liabilities	6,628.5	4,794.6
Redeemable noncontrolling interests	132.4	—
Equity
White Mountains’s common shareholders’ equity
White Mountains’s common shares at $1 par value per share - authorized 50,000,000 shares; issued and outstanding 2,575,161 and 2,568,148 shares	2.6	2.6
Paid-in surplus	582.0	563.8
Retained earnings	4,183.0	3,919.0
Accumulated other comprehensive income (loss), after-tax:
Net unrealized gains (losses) from foreign currency translation	—	(1.7)
Total White Mountains’s common shareholders’ equity	4,767.6	4,483.7
Nonredeemable noncontrolling interests	817.1	647.3
Total equity	5,584.7	5,131.0
Total liabilities, redeemable noncontrolling interests and equity	$12,345.6	$9,925.6
See Notes to Consolidated Financial Statements including Note 13 — “Noncontrolling Interests” and Note 18 — “Commitments and Contingencies”.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2025	2024	2025	2024
Revenues:
P&C Insurance and Reinsurance (Ark/WM Outrigger)
Earned insurance premiums	$542.2	$552.2	$1,264.4	$1,173.3
Net investment income	27.2	24.3	77.0	66.5
Net realized and unrealized investment gains (losses)	17.8	53.2	98.4	84.1
Other revenues	2.3	3.7	10.8	9.6
Total P&C Insurance and Reinsurance revenues	589.5	633.4	1,450.6	1,333.5

Financial Guarantee (HG Global)
Earned insurance premiums	7.5	7.5	22.8	24.3
Net investment income	7.0	6.0	19.8	26.1
Net realized and unrealized investment gains (losses)	7.2	22.5	20.3	8.1
Interest income from BAM Surplus Notes	7.5	7.9	22.5	7.9
Change in fair value of BAM Surplus Notes	—	15.8	—	15.8
Unrealized loss on deconsolidation of BAM	—	(114.5)	—	(114.5)
Other revenues	.1	—	.2	1.1
Total Financial Guarantee revenues	29.3	(54.8)	85.6	(31.2)

Asset Management (Kudu)
Net investment income	18.0	17.2	56.7	50.1
Net realized and unrealized investment gains (losses)	36.1	29.5	80.9	77.5
Other revenues	.3	.5	1.0	.5
Total Asset Management revenues	54.4	47.2	138.6	128.1

P&C Insurance Distribution (Bamboo)
Commission and fee revenues	63.9	42.7	167.2	97.3
Earned insurance premiums	5.2	10.6	21.7	27.0
Other revenues	2.3	2.4	6.4	4.5
Total P&C Insurance Distribution revenues	71.4	55.7	195.3	128.8

Specialty Insurance Distribution (Distinguished)
Commission and fee revenues	14.1	—	14.1	—
Other revenues	.2	—	.2	—
Total Specialty Insurance Distribution revenues	14.3	—	14.3	—

Other Operations
Earned insurance premiums	2.9	11.2	19.1	19.8
Net investment income	6.2	9.6	24.5	27.9
Net realized and unrealized investment gains (losses)	14.9	29.7	49.5	60.4
Net realized and unrealized investment gains (losses) from investment in MediaAlpha	7.7	88.2	1.6	159.7
Commission and fee revenues	4.3	4.1	12.4	11.1
Other revenues	69.3	14.8	139.7	43.7
Total Other Operations revenues	105.3	157.6	246.8	322.6
Total revenues	$864.2	$839.1	$2,131.2	$1,881.8
See Notes to Consolidated Financial Statements.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2025	2024	2025	2024
Expenses:
P&C Insurance and Reinsurance (Ark/WM Outrigger)
Loss and loss adjustment expenses	$254.6	$288.3	$652.1	$644.0
Acquisition expenses	106.8	96.3	287.5	230.8
General and administrative expenses	61.7	68.9	154.1	154.0
Change in fair value of contingent consideration	36.1	34.2	74.2	47.5
Interest expense	4.4	4.9	12.9	15.0
Total P&C Insurance and Reinsurance expenses	463.6	492.6	1,180.8	1,091.3

Financial Guarantee (HG Global)
Acquisition expenses	2.0	1.9	5.9	6.3
General and administrative expenses	1.0	.3	2.6	34.8
Interest expense	4.3	5.8	13.4	13.4
Total Financial Guarantee expenses	7.3	8.0	21.9	54.5

Asset Management (Kudu)
General and administrative expenses	4.7	3.6	12.3	10.5
Interest expense	6.1	5.7	18.6	16.7
Total Asset Management expenses	10.8	9.3	30.9	27.2

P&C Insurance Distribution (Bamboo)
Broker commission expenses	21.5	15.9	56.8	37.9
Loss and loss adjustment expenses	3.3	4.4	15.9	14.5
Acquisition expenses	2.0	3.7	8.0	9.7
General and administrative expenses	26.8	16.2	69.4	43.9
Interest expense	2.8	—	7.8	—
Total P&C Insurance Distribution expenses	56.4	40.2	157.9	106.0

Specialty Insurance Distribution (Distinguished)
Broker commission expenses	5.5	—	5.5	—
General and administrative expenses	10.2	—	10.2	—
Interest expense	1.3	—	1.3	—
Total Specialty Insurance Distribution expenses	17.0	—	17.0	—

Other Operations
Loss and loss adjustment expenses	.6	4.2	18.8	8.1
Acquisition expenses	1.0	4.5	7.0	7.1
Cost of sales	55.3	7.6	105.2	22.2
General and administrative expenses	72.4	32.9	161.7	126.4
Interest expense	1.0	.3	2.3	1.6
Total Other Operations expenses	130.3	49.5	295.0	165.4
Total expenses	685.4	599.6	1,703.5	1,444.4
Pre-tax income (loss)	178.8	239.5	427.7	437.4
Income tax (expense) benefit	(17.1)	(11.6)	(39.6)	(28.9)
Net income (loss)	161.7	227.9	388.1	408.5
Net (income) loss attributable to noncontrolling interests	(47.9)	(48.9)	(117.5)	(47.7)
Net income (loss) attributable to White Mountains’s common shareholders	$113.8	$179.0	$270.6	$360.8
See Notes to Consolidated Financial Statements.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions, except for per share amounts	2025	2024	2025	2024
Net income (loss) attributable to White Mountains’s common shareholders	$113.8	$179.0	$270.6	$360.8
Other comprehensive income (loss), net of tax	(.6)	1.3	2.5	1.1
Comprehensive income (loss)	113.2	180.3	273.1	361.9
Other comprehensive (income) loss attributable to noncontrolling interests	.3	(.5)	(.8)	(.5)
Comprehensive income (loss) attributable to White Mountains’s common shareholders	$113.5	$179.8	$272.3	$361.4

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Earnings (loss) per share attributable to White Mountains’s common shareholders:
Basic earnings (loss) per share	$44.18	$69.68	$105.18	$140.66
Diluted earnings (loss) per share	$44.18	$69.68	$105.18	$140.66
Dividends declared and paid per White Mountains’s common share	$—	$—	$1.00	$1.00
See Notes to Consolidated Financial Statements.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	White Mountains’s Common Shareholders’ Equity
Millions	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Nonredeemable noncontrolling interest	Total Equity	Redeemable noncontrolling interest
Balances as of June 30, 2025	$576.6	$4,067.6	$.3	$4,644.5	$695.7	$5,340.2	$—
Net income (loss)	—	113.8	—	113.8	48.7	162.5	(.8)
Other comprehensive income (loss), net of tax	—	—	(.3)	(.3)	(.3)	(.6)	—
Total comprehensive income (loss)	—	113.8	(.3)	113.5	48.4	161.9	(.8)
Dividends to noncontrolling interests	—	—	—	—	(2.1)	(2.1)	—
Issuances of common shares	—	—	—	—	—	—	—
Amortization of restricted share awards	4.9	—	—	4.9	—	4.9	—
Recognition of equity-based compensation expense of subsidiaries	3.2	—	—	3.2	2.1	5.3	—
Net contributions (distributions) and dilution from other noncontrolling interests	(.1)	1.6	—	1.5	(1.8)	(.3)	—
Acquisition of noncontrolling interests	—	—	—	—	74.8	74.8	133.2
Balances as of September 30, 2025	$584.6	$4,183.0	$—	$4,767.6	$817.1	$5,584.7	$132.4

	White Mountains’s Common Shareholders’ Equity
Millions	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Nonredeemable noncontrolling interest	Total Equity
Balances as of June 30, 2024	$561.3	$3,863.1	$(1.8)	$4,422.6	$449.6	$4,872.2
Net income (loss)	—	179.0	—	179.0	48.9	227.9
Other comprehensive income (loss), net of tax	—	—	.8	.8	.5	1.3
Total comprehensive income (loss)	—	179.0	.8	179.8	49.4	229.2
Amortization of restricted share awards	4.3	—	—	4.3	—	4.3
Recognition of equity-based compensation expense of subsidiaries	.8	—	—	.8	.2	1.0
Impact to noncontrolling interests for the deconsolidation of BAM	—	—	—	—	153.5	153.5
Net contributions (distributions) and dilution from other noncontrolling interests	(3.1)	6.2	—	3.1	(3.5)	(.4)
Balances as of September 30, 2024	$563.3	$4,048.3	$(1.0)	$4,610.6	$649.2	$5,259.8
See Notes to Consolidated Financial Statements.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	White Mountains’s Common Shareholders’ Equity
Millions	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Nonredeemable noncontrolling interest	Total Equity	Redeemable noncontrolling interest
Balances as of January 1, 2025	$566.4	$3,919.0	$(1.7)	$4,483.7	$647.3	$5,131.0	$—
Net income (loss)	—	270.6	—	270.6	118.3	388.9	(.8)
Other comprehensive income (loss), net of tax	—	—	1.7	1.7	.8	2.5	—
Total comprehensive income (loss)	—	270.6	1.7	272.3	119.1	391.4	(.8)
Dividends declared on common shares	—	(2.6)	—	(2.6)	—	(2.6)	—
Dividends to noncontrolling interests	—	—	—	—	(21.2)	(21.2)	—
Issuances of common shares	2.6	—	—	2.6	—	2.6	—
Repurchases and retirements of common shares	(1.1)	(8.8)	—	(9.9)	—	(9.9)	—
Amortization of restricted share awards	13.6	—	—	13.6	—	13.6	—
Recognition of equity-based compensation expense of subsidiaries	6.5	—	—	6.5	3.4	9.9	—
Net contributions (distributions) and dilution from other noncontrolling interests	(3.4)	4.8	—	1.4	(37.0)	(35.6)	—
Acquisition of noncontrolling interests	—	—	—	—	105.5	105.5	133.2
Balances as of September 30, 2025	$584.6	$4,183.0	$—	$4,767.6	$817.1	$5,584.7	$132.4

	White Mountains’s Common Shareholders’ Equity
Millions	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Nonredeemable noncontrolling interest	Total Equity
Balances as of January 1, 2024	$551.3	$3,690.8	$(1.6)	$4,240.5	$321.1	$4,561.6
Net income (loss)	—	360.8	—	360.8	47.7	408.5
Other comprehensive income (loss), net of tax	—	—	.6	.6	.5	1.1
Total comprehensive income (loss)	—	360.8	.6	361.4	48.2	409.6
Dividends declared on common shares	—	(2.5)	—	(2.5)	—	(2.5)
Dividends to noncontrolling interests	—	—	—	—	(9.3)	(9.3)
Issuances of common shares	2.9	—	—	2.9	—	2.9
Repurchases and retirements of common shares	(1.1)	(7.0)	—	(8.1)	—	(8.1)
BAM member surplus contributions, net of tax	—	—	—	—	26.0	26.0
Amortization of restricted share awards	11.8	—	—	11.8	—	11.8
Recognition of equity-based compensation expense of subsidiaries	2.3	—	—	2.3	.8	3.1
Net contributions (distributions) and dilution from other noncontrolling interests	(3.9)	6.2	—	2.3	(2.2)	.1
Impact to noncontrolling interests for the deconsolidation of BAM	—	—	—	—	153.5	153.5
Acquisition of noncontrolling interests — Bamboo	—	—	—	—	111.1	111.1
Balances as of September 30, 2024	$563.3	$4,048.3	$(1.0)	$4,610.6	$649.2	$5,259.8
See Notes to Consolidated Financial Statements.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
Millions	2025	2024
Cash flows from operations:
Net income (loss)	$388.1	$408.5
Adjustments to reconcile net income to net cash provided from (used for) operations:
Net realized and unrealized investment (gains) losses	(249.6)	(230.7)
Net realized and unrealized investment (gains) losses from investment in MediaAlpha	(1.6)	(159.7)
Change in fair value of Ark’s contingent consideration	74.2	47.5
Interest income from BAM Surplus Notes subsequent to deconsolidation, net of interest payments received of $2.4 and $0.0	(20.1)	(7.9)
Change in fair value of BAM Surplus Notes	—	(15.8)
Unrealized loss on deconsolidation of BAM	—	114.5
Deferred income tax expense (benefit)	5.2	3.7
Amortization of restricted share awards	13.6	11.8
Amortization (accretion) and depreciation	2.6	(7.5)
Other operating items:
Net change in reinsurance recoverables	(335.8)	(306.0)
Net change in insurance premiums, commissions and fees receivable	(396.5)	(454.3)
Net change in deferred acquisition costs	(122.6)	(58.2)
Net change in loss and loss adjustment expense reserves	363.7	544.4
Net change in unearned insurance premiums	560.3	458.5
Net change in reinsurance payable	255.2	149.1
Net change in premiums and commissions payable	18.8	44.5
Net change in accrued incentive compensation from Other Operations	(4.0)	(23.2)
Contributions to Kudu’s Participation Contracts	(119.3)	(.2)
Proceeds from Kudu’s Participation Contracts sold	—	9.4
Net other operating activities	64.4	(5.7)
Net cash provided from (used for) operations	496.6	522.7
Cash flows from investing activities:
Net change in short-term investments	(64.4)	610.8
Sales of fixed maturity investments	301.7	320.9
Maturities, calls and paydowns of fixed maturity investments	309.4	323.3
Sales of common equity securities and investment in MediaAlpha	251.0	162.4
Distributions and redemptions of other long-term investments	109.8	169.9
Purchases of consolidated subsidiaries, net of cash acquired of $1.9 and $44.9	(342.2)	(231.8)
Purchases of fixed maturity investments	(759.6)	(1,342.0)
Purchases of common equity securities and investment in MediaAlpha	—	(121.1)
Purchases of other long-term investments	(278.1)	(158.2)
Payments of principal received on the BAM Surplus Notes subsequent to deconsolidation	5.6	—
Impact to cash from deconsolidation of BAM	—	(4.2)
Net other investing activities	14.9	(13.8)
Net cash provided from (used for) investing activities	(451.9)	(283.8)
Cash flows from financing activities:
Draw down of debt and revolving lines of credit	212.4	15.5
Repayment of debt and revolving lines of credit	(5.6)	(36.7)
Cash dividends paid to common shareholders	(2.6)	(2.5)
Repurchases and retirements of common shares	(9.9)	(8.1)
BAM member surplus contributions prior to deconsolidation	—	26.0
Contributions from other noncontrolling interests	1.2	1.0
Distributions to other noncontrolling interests	(60.1)	(12.5)
Net other financing activities	27.7	2.0
Net cash provided from (used for) financing activities	163.1	(15.3)
Net change in cash during the period	207.8	223.6
Cash balance at beginning of period (includes restricted cash balances of $14.1 and $0.7, unrestricted cash held for sale of $16.0 and $0.0 and restricted cash held for sale of $59.5 and $0.0)	266.4	122.4
Cash balance at end of period (includes restricted cash balances of $8.4 and $3.3, unrestricted cash held for sale of $36.6 and $23.9 and restricted cash held for sale of $100.2 and $67.7)	$474.2	$346.0
Supplemental cash flows information:
Interest paid	$(49.2)	$(46.4)
Net income tax payments	$(21.3)	$(19.2)
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
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and include the accounts of the Company, its subsidiaries and other entities required to be consolidated under GAAP (collectively with the Company, “White Mountains”). Intercompany transactions have been eliminated in consolidation. Certain amounts in the prior period financial statements have been reclassified to conform to the current presentation.
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

Reportable Segments
As of September 30, 2025, White Mountains conducted its operations through five reportable segments: (1) Ark/WM Outrigger, (2) HG Global, (3) Kudu, (4) Bamboo and (5) Distinguished, with its remaining operating businesses, holding companies and other assets included in Other Operations. White Mountains has made its segment determination based on consideration of the following criteria: (i) the nature of the business activities of each of the Company’s subsidiaries and affiliates; (ii) the manner in which the Company’s subsidiaries and affiliates are organized; (iii) the existence of primary managers responsible for specific subsidiaries and affiliates; and (iv) the organization of information provided to the Company’s chief operating decision makers (“CODMs”) and its Board of Directors. See Note 14 — “Segment Information.”
The Ark/WM Outrigger segment consists of Ark Insurance Holdings Limited and its subsidiaries (collectively, “Ark”) and Outrigger Re Ltd. Segregated Account 2023-1 (“WM Outrigger Re”) (collectively with Ark, “Ark/WM Outrigger”). Ark is a specialty property and casualty insurance and reinsurance company that offers a wide range of niche insurance and reinsurance products, including property, specialty, marine & energy, casualty and accident & health. Ark underwrites select coverages through Lloyd’s Syndicates 4020 and 3902 and Additional Central Settlement Number (“ACSN”) 3832 (collectively, the “Syndicates”) and its wholly-owned subsidiary Group Ark Insurance Limited (“GAIL”). White Mountains acquired a controlling ownership interest in Ark on January 1, 2021 (the “Ark Transaction”). As of September 30, 2025 and December 31, 2024, White Mountains owned 72.1% of Ark on a basic shares outstanding basis (61.9% after taking account of management’s equity incentives). The remaining shares are owned by current and former employees of Ark. In the future, management rollover shareholders could earn additional shares in Ark if and to the extent that White Mountains achieves certain thresholds for its multiple of invested capital (“MOIC”) return. If fully earned, these shares would represent an additional 12.3% of the shares outstanding as of September 30, 2025. The liability related to these additional shares is recorded as contingent consideration. During the fourth quarter of 2022, Ark sponsored the formation of Outrigger Re Ltd., a Bermuda company registered as a special purpose insurer and segregated accounts company, to provide collateralized reinsurance protection on Ark’s Bermuda global property catastrophe excess of loss portfolio for the 2023 underwriting year. Ark renewed its quota share reinsurance agreement with Outrigger Re Ltd. for the 2024 and 2025 underwriting years. White Mountains consolidates the results of its segregated account, WM Outrigger Re, in its financial statements. See Note 2 — “Significant Transactions.” As of September 30, 2025 and December 31, 2024, White Mountains owned 100.0% of WM Outrigger Re’s preferred equity.

The HG Global segment consists of HG Global Ltd. and its wholly-owned subsidiaries (collectively, “HG Global”) and, prior to its deconsolidation on July 1, 2024, the consolidated results of Build America Mutual Assurance Company (“BAM”). See Note 2 — “Significant Transactions.” HG Global was established to fund the startup of BAM and, through its reinsurance subsidiary, HG Re Ltd. (“HG Re”), to provide first-loss reinsurance protection of up to 15%-of-par outstanding for each policy assumed from BAM. HG Global, together with its subsidiaries, funded the initial capitalization of BAM through the purchase of $503.0 million of surplus notes issued by BAM (the “BAM Surplus Notes”). As of September 30, 2025 and December 31, 2024, White Mountains owned 96.9% of HG Global’s preferred equity and 88.4% of its common equity.
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
The Kudu segment consists of Kudu Investment Management, LLC and its subsidiaries (collectively, “Kudu”). Kudu provides capital solutions for boutique asset and wealth managers for a variety of purposes including generational ownership transfers, management buyouts, acquisition and growth finance and legacy partner liquidity. Kudu also provides strategic advice to managers from time to time. Kudu’s capital solutions generally are structured as noncontrolling equity interests in the form of revenue and earnings participation contracts (“Participation Contracts”) and designed to generate immediate cash yields. As of September 30, 2025 and December 31, 2024, White Mountains owned 91.2% and 90.4% of Kudu’s basic units outstanding (77.9% and 77.0% on a fully-diluted/fully-converted basis, taking account of management’s equity incentives).
The Bamboo segment consists of PM Holdings LLC (“Bamboo Holdings”), Bamboo Ide8 Insurance Services LLC (“Bamboo MGA”) and Ide8 Re, Inc. (the “Bamboo Captive”) (collectively with Bamboo Holdings and Bamboo MGA, “Bamboo”). Bamboo is a capital-light, tech- and data-enabled insurance distribution platform providing homeowners’ insurance and related products to the residential property market in California. Bamboo operates primarily through Bamboo MGA, its full-service managing general agent (“MGA”) business, where the company manages all aspects of the placement process on behalf of its fronting and reinsurance carrier partners (“Capacity Providers”), including product development, marketing, underwriting, policy issuance and claims oversight, and it earns commissions based on the volume and profitability of the insurance that it places. Bamboo MGA offers both admitted and non-admitted products. Under its capacity agreements, Bamboo MGA’s commission levels are based on a sliding scale tied primarily to its attritional loss ratio. Bamboo also operates two separate but integrated businesses: (i) a retail agency, within Bamboo MGA, offering ancillary products (e.g., flood, earthquake) on behalf of third parties and (ii) the Bamboo Captive, a U.S.-domiciled captive reinsurer that participates in the underwriting risk of Bamboo’s MGA programs to align interests with Capacity Providers. As of September 30, 2025 and December 31, 2024, White Mountains owned 72.8% of Bamboo’s basic units outstanding (63.7% on a fully-diluted/fully-converted basis, taking account of management’s equity incentives).
On October 2, 2025, White Mountains entered into an agreement to sell a controlling financial interest in Bamboo and its parent, WM Pierce Holdings, Inc. (collectively, the “Bamboo Group”). See Note 2 — “Significant Transactions.” As a result, the Bamboo Group’s assets and liabilities have been presented as held for sale in White Mountains’s consolidated balance sheets as of September 30, 2025 and December 31, 2024. See Note 19 — “Held for Sale.”
The Distinguished segment consists of WM Phoenix Holdings L.P. and its subsidiaries d/b/a Distinguished Programs (collectively, “Distinguished”). Distinguished is a full-service MGA and program administrator for specialty property and casualty insurance. Distinguished places insurance across a diversified portfolio of programs broadly grouped into two verticals. The ScaleCo vertical consists of established programs, primarily focused on real estate and hospitality end markets. The GrowthCo vertical consists of start-up programs, focused on a diversified set of specialty property and casualty insurance products across multiple industries. On behalf of its insurance carrier partners, Distinguished typically manages all aspects of the placement process, including product development, marketing, underwriting and policy issuance. Distinguished earns commissions based on the volume and profitability of the insurance that it places. Distinguished does not retain insurance risk. On September 2, 2025, White Mountains acquired a controlling financial interest in Distinguished. See Note 2 — “Significant Transactions.” As of September 30, 2025, White Mountains owned 55.5% of Distinguished on a basic units outstanding basis (43.6% on a fully-diluted/fully-converted basis, taking account of management’s equity incentives).

White Mountains’s other operations consist of the Company and its wholly-owned subsidiary, White Mountains Capital, LLC (“WM Capital”), its other intermediate holding companies, its wholly-owned investment management subsidiary, White Mountains Advisors LLC (“WM Advisors”), investment assets managed by WM Advisors, its interests in MediaAlpha, Inc. (“MediaAlpha”), DavidShield PassportCard Ltd. and its subsidiaries (collectively, “PassportCard/DavidShield”), Elementum Holdings LP (“Elementum”), White Mountains Partners LLC (“WTM Partners”), Enterprise Electric, LLC d/b/a Enterprise Solutions (“Enterprise Solutions”), a Bermuda special purpose collateralized reinsurance vehicle that provides reinsurance capacity to Bamboo (the “Bamboo CRV”), certain other consolidated and unconsolidated entities (“Other Operating Businesses”) and certain other assets (collectively, “Other Operations”). On July 18, 2025, White Mountains deployed $150 million into BroadStreet Partners, Inc. (“BroadStreet”) through a special purpose vehicle (the “BroadStreet SPV”). See Note 2 — “Significant Transactions.” White Mountains’s investment in the BroadStreet SPV is presented within Other Operations.

Significant Accounting Policies

In addition to the following, refer to the Notes to Consolidated Financial Statements in the Company’s 2024 Annual Report on Form 10-K for a complete discussion regarding White Mountains’s significant accounting policies.

Revenue Recognition
Distinguished’s revenues consist primarily of commission and fee revenues related to its placement of insurance policies. Commission revenues are measured based on the contractual rates with its insurance carriers, net of any amounts expected to be uncollectible and any amounts associated with expected policy cancellations and adjustments, and are recognized when contractual performance obligations have been fulfilled. Distinguished also earns fee revenues, primarily related to risk management services provided to certain insureds, which are recognized when contractual performance obligations have been fulfilled. Distinguished’s primary contractual performance obligations are generally satisfied upon the issuance of an insurance policy.
Distinguished’s premiums, commissions and fees receivable consist of insurance premiums and fees receivable from insureds and commissions receivable from insurance carriers, net of a provision for amounts estimated to be uncollectible and any amounts associated with expected policy cancellations and adjustments. Premiums receivable are collected on behalf of Distinguished’s insurance carriers. Distinguished’s premiums and commissions payable consist of insurance premiums payable to insurance carriers and commissions payable to sub-agents and brokers.

Broker Commission Expenses
Distinguished’s broker commission expenses consist of commissions paid to sub-agents and brokers. Broker commission expense is measured in accordance with contractual terms and recognized when incurred, which is generally at the policy issuance date.

Noncontrolling Interests
Noncontrolling interests consist of the ownership interests of noncontrolling shareholders in consolidated entities. White Mountains has both redeemable and nonredeemable noncontrolling interests. Noncontrolling interests with redemption features that are not within White Mountains’s control are classified as redeemable noncontrolling interests, which are considered temporary equity and presented as mezzanine equity on the balance sheet. Redeemable noncontrolling interests are excluded from White Mountains’s total equity. The redeemable noncontrolling interests relate to Distinguished. Noncontrolling interests that do not have any redemption features are classified as nonredeemable noncontrolling interests, which are considered permanent equity and included in White Mountains’s total equity on the balance sheet. Nonredeemable noncontrolling interests are presented separately from White Mountains’s common shareholders’ equity. See Note 13 — “Noncontrolling Interests.”
Comprehensive income (loss) is attributable to both redeemable and nonredeemable noncontrolling interests, which is presented net of related income taxes in the statements of operations and comprehensive income (loss). In addition, White Mountains recognizes an adjustment to the carrying value of the redeemable noncontrolling interests each quarter to the extent the carrying value is below the redemption value, as applicable. The adjustment for redeemable noncontrolling interests is recognized through White Mountains’s common shareholders’ equity. When calculating basic and diluted earnings per share, the adjustment for redeemable noncontrolling interests is treated as being akin to a dividend and presented as adjustment to net income (loss) attributable to White Mountains’s common shareholders.

Note 2. Significant Transactions

Bamboo

On October 2, 2025, White Mountains, together with Bamboo, entered into a securities purchase agreement (the “Bamboo SPA”) with certain affiliates of funds advised by CVC Capital Partners (“CVC”) to sell a controlling financial interest in the Bamboo Group. Under the terms of the Bamboo SPA, White Mountains will sell approximately 77.0% of its equity interest in Bamboo for cash and retain the remainder (the “Bamboo Sale Transaction”). The Bamboo Sale Transaction values Bamboo at an enterprise value of $1.75 billion. White Mountains expects to receive net cash proceeds of approximately $840.0 million and will retain a $250.0 million interest in Bamboo, representing approximately 15.0% on a fully-diluted/fully-converted basis. As a result of the Bamboo Sale Transaction, the Bamboo Group’s assets and liabilities have been presented as held for sale in White Mountains’s consolidated balance sheet as of September 30, 2025. Amounts as of December 31, 2024 have been reclassified to conform to the current period’s presentation. See Note 19 — “Held for Sale.” The Bamboo Sale Transaction is expected to close in the fourth quarter of 2025. Completion of the Bamboo Sale Transaction is subject to the receipt of certain regulatory approvals and other customary closing conditions. There is no condition with respect to the availability of financing to consummate the Bamboo Sale Transaction.

Distinguished

On September 2, 2025, White Mountains acquired a controlling financial interest in Distinguished (the “Distinguished Transaction”). White Mountains funded the Distinguished Transaction through a combination of cash on hand and new borrowings by Distinguished. White Mountains paid $224.3 million of cash consideration, and Distinguished borrowed $50.0 million of incremental debt as part of the transaction. The consideration is subject to customary purchase price adjustments. At closing, White Mountains owned 55.5%, inclusive of its 1.7% previously-held interest, of Distinguished on a basic units outstanding basis (43.6% on a fully-diluted/fully-converted basis, taking account of management’s equity incentives). In connection with the closing, certain management incentive units that would have vested upon a change in control were amended to extend the required service period. As a result, White Mountains’s basic ownership interest at closing increased from the reported 51.0%, which included 1.4% for its previously-held interest, to 55.5%. At closing, 4.2% of the basic units outstanding are owned by Distinguished management (24.7% on a fully-diluted/fully-converted basis). As part of the Distinguished Transaction, WM Phoenix GP, LLC, an indirect wholly-owned subsidiary of the Company, became the general partner of Distinguished. As the general partner, White Mountains has control over all activities of Distinguished subject to consent rights held by certain limited partners. As a result, White Mountains will continue to control Distinguished even if its economic interest falls below 50%. See Note 15 — “Variable Interest Entities.”
On September 5, 2028, the third anniversary of the closing of the Distinguished Transaction, certain noncontrolling unitholders will have the option to sell additional units representing 31.4% of Distinguished’s basic units outstanding to White Mountains at the same unit price paid in the Distinguished Transaction less aggregate per unit distributions. As of September 30, 2025, the redemption value would be $131.2 million if exercised in full. See Note 13 — “Noncontrolling Interests.” In addition, White Mountains will have the parallel option to purchase such units at 1.35 times the unit price paid in the Distinguished Transaction less aggregate per unit distributions.
White Mountains recognized total assets acquired related to the Distinguished Transaction of $726.2 million, including $595.4 million of goodwill and other intangible assets, total liabilities assumed of $231.7 million, including $100.6 million of debt, redeemable noncontrolling interest of $133.2 million and nonredeemable noncontrolling interest of $74.8 million, reflecting provisional acquisition date fair values. In connection with the acquisition, White Mountains incurred transaction costs of $6.8 million in Other Operations.
The Distinguished segment’s revenue and earnings since acquisition are presented in Note 14 — “Segment Information.”

BroadStreet

On July 18, 2025, White Mountains deployed $150.0 million into BroadStreet through the BroadStreet SPV. BroadStreet is an insurance brokerage company with a presence in all 50 U.S. states and ten Canadian provinces. BroadStreet focuses on commercial and personal property & casualty and employee benefits. White Mountains’s unconsolidated limited partnership interest in the BroadStreet SPV is accounted for at fair value using NAV as a practical expedient and is included within other long-term investments. As of September 30, 2025, the fair value of White Mountains’s interest in the BroadStreet SPV was $150.0 million. As of September 30, 2025, White Mountains had a 10.9% limited partnership interest in the BroadStreet SPV and a less than 5% ownership interest in BroadStreet on a look-through basis. See Note 15 — “Variable Interest Entities.”

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

White Mountains owns 100% of the preference shares linked to its segregated account, WM Outrigger Re. White Mountains consolidates WM Outrigger Re’s results in its financial statements. WM Outrigger Re’s quota share reinsurance agreement with GAIL eliminates in White Mountains’s consolidated financial statements. See Note 15 — “Variable Interest Entities.”
During the nine months ended September 30, 2025, White Mountains received a distribution of $5.9 million from WM Outrigger Re.
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
As of September 30, 2025 and December 31, 2024, WM Outrigger Re held investments of $228.4 million and $203.7 million in a collateral trust.

Enterprise Solutions

On April 1, 2025, White Mountains acquired a controlling financial interest in Enterprise Solutions (the “Enterprise Solutions Transaction”). Enterprise Solutions provides specialty electrical contracting services to commercial and institutional customers. White Mountains funded the Enterprise Solutions Transaction through a combination of cash on hand and new borrowings by Enterprise Solutions. White Mountains paid $58.3 million of cash consideration, which included a post-acquisition contribution of $1.5 million, and Enterprise Solutions borrowed $15.0 million in new debt as part of the transaction. At closing, White Mountains owned 65.5% of Enterprise Solutions on a basic units outstanding basis (59.0% on a fully-diluted/fully-converted basis, taking account of management’s equity incentives). This is the first acquisition by WTM Partners.
White Mountains recognized total assets acquired related to Enterprise Solutions of $176.4 million, total liabilities assumed of $74.4 million and noncontrolling interest of $30.6 million, reflecting provisional acquisition date fair values. Total assets acquired included $57.7 million of goodwill and $37.6 million of other intangible assets, reflecting provisional acquisition date fair values. In connection with the acquisition, White Mountains incurred transaction costs of $3.0 million in Other Operations, of which $1.3 million was expensed in the second quarter of 2025.

Unaudited supplemental pro forma information

White Mountains’s unaudited pro forma revenues were $891.7 million and $2,287.6 million for the three and nine months ended September 30, 2025, which include revenues from Distinguished and Enterprise Solutions as if the acquisitions had occurred on January 1, 2024, compared to $921.7 million and $2,114.2 million for the three and nine months ended September 30, 2024. The pro forma revenues are presented for comparative purposes only and are not necessarily indicative of the operating results that White Mountains would have recognized had the acquisitions actually been completed on January 1, 2024. The pro forma revenues have been calculated after applying White Mountains’s accounting policies and do not include any material, nonrecurring pro forma adjustments. Impacts to White Mountains’s unaudited pro forma earnings were not material to the amounts previously reported.

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
White Mountains’s portfolio of investment securities includes investments classified as assets held for sale. See Note 19 —“Held for Sale.”

Net Investment Income

White Mountains’s net investment income is comprised primarily of interest income associated with White Mountains’s fixed maturity investments and short-term investments, dividend income from common equity securities and distributions from other long-term investments.
The following table presents pre-tax net investment income for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2025	2024	2025	2024
Fixed maturity investments	$28.9	$23.3	$82.7	$67.2
Short-term investments	11.8	13.2	34.4	45.3
Common equity securities	—	.7	.6	1.8
Other long-term investments	19.1	21.2	64.4	60.0
Total investment income	59.8	58.4	182.1	174.3
Third-party investment expenses	(.6)	(.7)	(1.9)	(2.2)
Net investment income, pre-tax	$59.2	$57.7	$180.2	$172.1

Net Realized and Unrealized Investment Gains (Losses)

The following table presents net realized and unrealized investment gains (losses) for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2025	2024	2025	2024
Realized investment gains (losses)
Fixed maturity investments	$.7	$(.5)	$(1.2)	$(9.2)
Short-term investments	.5	—	1.0	(.3)
Common equity securities	—	—	67.7	3.5
Investment in MediaAlpha	—	—	—	91.2
Other long-term investments	20.2	4.8	32.0	34.0
Net realized investment gains (losses)	21.4	4.3	99.5	119.2
Unrealized investment gains (losses)
Fixed maturity investments	13.0	56.9	52.4	49.7
Short-term investments	(.4)	.5	.1	(.5)
Common equity securities	2.6	24.7	(29.0)	63.6
Investment in MediaAlpha	7.7	88.2	1.6	68.5
Other long-term investments	39.6	49.2	126.6	89.9
Net unrealized investment gains (losses)	62.5	219.5	151.7	271.2
Net realized and unrealized investment gains (losses) (1)	$83.9	$223.8	$251.2	$390.4
Fixed maturity and short-term investments
Net realized and unrealized investment gains (losses)	$13.8	$56.9	$52.3	$39.7
Less: net realized and unrealized gains (losses) on investment securities sold during the period	.8	1.2	3.3	.8
Net unrealized investment gains (losses) recognized during the period on investment securities held at the end of the period	$13.0	$55.7	$49.0	$38.9
Common equity securities and investment in MediaAlpha
Net realized and unrealized investment gains (losses) on common equity securities	$2.6	$24.7	$38.7	$67.1
Net realized and unrealized investment gains (losses) from investment in MediaAlpha	7.7	88.2	1.6	159.7
Total net realized and unrealized investment gains (losses)	10.3	112.9	40.3	226.8
Less: net realized and unrealized gains (losses) on investment securities sold during the period	—	—	6.4	35.4
Net unrealized investment gains (losses) recognized during the period on investment securities held at the end of the period	$10.3	$112.9	$33.9	$191.4
(1) For the three months ended September 30, 2025 and 2024, includes $(2.4) and $18.9 of net realized and unrealized investment gains (losses) related to foreign currency exchange. For the nine months ended September 30, 2025 and 2024, includes $34.9 and $7.1 of net realized and unrealized investment gains (losses) related to foreign currency exchange.

The following table presents total net unrealized gains (losses) attributable to Level 3 investments for the three and nine months ended September 30, 2025 and 2024 for investments still held at the end of the period:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2025	2024	2025	2024
Total net unrealized investment gains recognized during the period on Level 3 investments held at the end of period	$42.0	$31.3	$103.6	$82.6

Investment Holdings

The following tables present the cost or amortized cost, gross unrealized investment gains (losses), net foreign currency gains (losses) and carrying value of White Mountains’s fixed maturity investments as of September 30, 2025 and December 31, 2024:

	September 30, 2025
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Foreign Currency Gains (Losses)	Carrying Value
U.S. Government and agency obligations	$444.0	$2.2	$(.2)	$—	$446.0
Debt securities issued by corporations	1,479.7	14.4	(13.2)	.3	1,481.2
Municipal obligations	3.2	.1	—	—	3.3
Mortgage and asset-backed securities	411.4	3.3	(17.4)	—	397.3
Collateralized loan obligations	358.1	1.2	(.1)	2.9	362.1
Foreign government and agency obligations	27.2	—	—	1.3	28.5
Total fixed maturity investments	$2,723.6	$21.2	$(30.9)	$4.5	$2,718.4

	December 31, 2024
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Foreign Currency Gains (Losses)	Carrying Value
U.S. Government and agency obligations	$461.8	$1.1	$(.8)	$—	$462.1
Debt securities issued by corporations	1,444.5	4.6	(31.4)	(3.5)	1,414.2
Municipal obligations	3.2	—	—	—	3.2
Mortgage and asset-backed securities	400.2	.2	(26.5)	—	373.9
Collateralized loan obligations	237.3	1.2	(.2)	(1.6)	236.7
Foreign government and agency obligations	22.2	—	(.1)	(.6)	21.5
Total fixed maturity investments	$2,569.2	$7.1	$(59.0)	$(5.7)	$2,511.6

The following table presents the cost or amortized cost and carrying value of White Mountains’s fixed maturity investments by contractual maturity as of September 30, 2025 and December 31, 2024. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without penalties.

	September 30, 2025		December 31, 2024
Millions	Cost or Amortized Cost	Carrying Value	Cost or Amortized Cost	Carrying Value
Due in one year or less	$617.4	$617.1	$205.8	$203.9
Due after one year through five years	1,120.8	1,126.8	1,494.5	1,478.7
Due after five years through ten years	199.5	198.5	206.1	193.2
Due after ten years	16.4	16.6	25.3	25.2
Mortgage and asset-backed securities and collateralized loan obligations	769.5	759.4	637.5	610.6
Total fixed maturity investments	$2,723.6	$2,718.4	$2,569.2	$2,511.6

The following tables present the cost or amortized cost, gross unrealized investment gains (losses), net foreign currency gains (losses) and carrying value of common equity securities, White Mountains’s investment in MediaAlpha and other long-term investments as of September 30, 2025 and December 31, 2024:

	September 30, 2025
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Foreign Currency Gains (Losses)	Carrying Value
Common equity securities	$353.7	$85.1	$—	$(1.2)	$437.6
Investment in MediaAlpha	$59.2	$144.0	$—	$—	$203.2
Other long-term investments	$2,063.3	$663.7	$(126.6)	$(11.2)	$2,589.2

	December 31, 2024
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Foreign Currency Gains (Losses)	Carrying Value
Common equity securities	$537.0	$120.4	$—	$(7.4)	$650.0
Investment in MediaAlpha	$59.2	$142.4	$—	$—	$201.6
Other long-term investments	$1,748.7	$546.4	$(116.7)	$(28.2)	$2,150.2

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

Fair Value Measurements By Level
The following tables present White Mountains’s fair value measurements for investments as of September 30, 2025 and December 31, 2024 by level. The major security types were based on the legal form of the securities. White Mountains has disaggregated its fixed maturity investments based on the issuing entity type, which impacts credit quality, with debt securities issued by U.S. government entities carrying minimal credit risk, while the credit and other risks associated with other issuers, such as corporations, foreign governments and agencies, municipalities, entities issuing mortgage and asset-backed securities or entities issuing collateralized loan obligations vary depending on the nature of the issuing entity type. White Mountains further disaggregates debt securities issued by corporations by industry sector because investors often reference commonly used benchmarks and their subsectors to monitor risk and performance. Accordingly, White Mountains has further disaggregated this asset class into subclasses based on the similar sectors and industry classifications it uses to evaluate investment risk and performance against commonly used benchmarks, such as the Bloomberg U.S. Intermediate Aggregate Index.

	September 30, 2025
Millions	Fair Value	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. Government and agency obligations	$446.0	$445.2	$.8	$—
Debt securities issued by corporations:
Financials	507.8	—	507.8	—
Consumer	292.0	—	292.0	—
Industrial	155.9	—	155.9	—
Healthcare	151.3	—	151.3	—
Technology	106.5	—	106.5	—
Utilities	90.9	—	90.9	—
Energy	66.6	—	66.6	—
Materials	58.1	—	58.1	—
Communications	52.1	—	52.1	—
Total debt securities issued by corporations	1,481.2	—	1,481.2	—
Municipal obligations	3.3	—	3.3	—
Mortgage and asset-backed securities	397.3	—	397.3	—
Collateralized loan obligations	362.1	—	362.1	—
Foreign government and agency obligations	28.5	—	28.5	—
Total fixed maturity investments	2,718.4	445.2	2,273.2	—
Short-term investments	1,116.1	1,076.0	40.1	—
Common equity securities (1)	437.6	—	437.6	—
Investment in MediaAlpha	203.2	203.2	—	—
Other long-term investments	1,512.3	—	33.1	1,479.2
Other long-term investments — net asset value (2)	1,076.9	—	—	—
Total other long-term investments	2,589.2	—	33.1	1,479.2
Total investments	$7,064.5	$1,724.4	$2,784.0	$1,479.2
(1) Consists of investments in listed funds that predominantly invest in international equities.
(2) Consists of investments in the BroadStreet SPV, private equity funds and hedge funds, a bank loan fund, Lloyd’s trust deposits and ILS funds for which fair value is measured using net asset value (“NAV”) as a practical expedient. Investments for which fair value is measured at NAV are not classified within the fair value hierarchy.

	December 31, 2024
Millions	Fair Value	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. Government and agency obligations	$462.1	$461.3	$.8	$—
Debt securities issued by corporations:
Financials	466.7	—	466.7	—
Consumer	255.2	—	255.2	—
Industrial	164.4	—	164.4	—
Healthcare	153.1	—	153.1	—
Technology	113.8	—	113.8	—
Utilities	60.9	—	60.9	—
Energy	62.8	—	62.8	—
Materials	65.7	—	65.7	—
Communications	71.6	—	71.6	—
Total debt securities issued by corporations	1,414.2	—	1,414.2	—
Municipal obligations	3.2	—	3.2	—
Mortgage and asset-backed securities	373.9	—	373.9	—
Collateralized loan obligations	236.7	—	236.7	—
Foreign government and agency obligations	21.5	—	21.5	—
Total fixed maturity investments	2,511.6	461.3	2,050.3	—
Short-term investments	964.2	951.1	13.1	—
Common equity securities:
Exchange-traded funds	224.6	224.6	—	—
Other (1)	425.4	—	425.4	—
Total common equity securities	650.0	224.6	425.4	—
Investment in MediaAlpha	201.6	201.6	—	—
Other long-term investments	1,286.2	—	23.5	1,262.7
Other long-term investments — NAV (2)	864.0	—	—	—
Total other long-term investments	2,150.2	—	23.5	1,262.7
Total investments	$6,477.6	$1,838.6	$2,512.3	$1,262.7
(1) Consists of investments in listed funds that predominantly invest in international equities.
(2) Consists of investments in private equity funds and hedge funds, a bank loan fund, Lloyd’s trust deposits and ILS funds for which fair value is measured using NAV as a practical expedient. Investments for which fair value is measured at NAV are not classified within the fair value hierarchy.

Investments Held on Deposit or as Collateral

Lloyd’s trust deposits are generally required of Lloyd's syndicates to protect policyholders in non-U.K. markets and are pledged into Lloyd’s trust accounts to provide a portion of the capital needed to support obligations at Lloyd’s. As of September 30, 2025 and December 31, 2024, Ark held Lloyd’s trust deposits with a fair value of $170.8 million and $149.9 million.
The underwriting capacity of a member of Lloyd’s must be supported by providing a deposit (“Funds at Lloyd’s”) in the form of cash, securities or letters of credit in an amount determined by Lloyd’s. The amount of such deposit is calculated for each member through an annual capital adequacy determination by Lloyd’s. As of September 30, 2025 and December 31, 2024, the fair value of Ark’s Funds at Lloyd’s cash and investment deposits totaled $361.3 million and $361.5 million.
As of September 30, 2025 and December 31, 2024, Ark held additional investments on deposit or as collateral for insurance regulators and reinsurance counterparties of $241.8 million and $226.5 million.
As of September 30, 2025 and December 31, 2024, investments of $228.4 million and $203.7 million were held in a collateral trust account required to be maintained in relation to WM Outrigger Re’s reinsurance agreement with GAIL.
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
As of September 30, 2025 and December 31, 2024, investments of $38.9 million and $32.2 million were held as collateral required to be maintained in relation to the Bamboo Captive’s reinsurance agreements.
As of September 30, 2025 and December 31, 2024, investments of $24.7 million and $46.7 million were held as collateral required to be maintained in relation to the Bamboo CRV’s reinsurance agreements.
As of September 30, 2025, investments of $47.5 million were held on deposit on behalf of Distinguished’s insurance carrier partners and certain insureds.

Debt Securities Issued by Corporations

The following table presents the fair values for credit ratings of debt securities issued by corporations held in White Mountains’s investment portfolio as of September 30, 2025 and December 31, 2024:

	Fair Value at
Millions	September 30, 2025	December 31, 2024
AAA	$9.3	$14.6
AA	85.6	91.2
A	705.4	607.2
BBB	670.6	688.7
BB	2.2	5.4
Other	8.1	7.1
Debt securities issued by corporations (1)	$1,481.2	$1,414.2
(1)    Credit ratings are based upon issuer credit ratings provided by Standard & Poor’s Financial Services LLC (“Standard & Poor’s”), or if unrated by Standard & Poor’s, long-term obligation ratings provided by Moody’s Investor Service, Inc.

Mortgage and Asset-backed Securities and Collateralized Loan Obligations

The following table presents the fair value of White Mountains’s mortgage and asset-backed securities and collateralized loan obligations as of September 30, 2025 and December 31, 2024:

	September 30, 2025			December 31, 2024
Millions	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
Mortgage-backed securities:
Agency:
FNMA	$197.9	$197.9	$—	$198.3	$198.3	$—
FHLMC	143.1	143.1	—	147.1	147.1	—
GNMA	22.8	22.8	—	24.2	24.2	—
Total agency (1)	363.8	363.8	—	369.6	369.6	—
Non-agency: Commercial	.4	.4	—	.4	.4	—
Total non-agency	.4	.4	—	.4	.4	—
Total mortgage-backed securities	364.2	364.2	—	370.0	370.0	—
Other asset-backed securities:
Vehicle receivables	17.9	17.9	—	1.7	1.7	—
Credit card receivables	10.7	10.7	—	.2	.2	—
Other	4.5	4.5	—	2.0	2.0	—
Total other asset-backed securities	33.1	33.1	—	3.9	3.9	—
Total mortgage and asset-backed securities	397.3	397.3	—	373.9	373.9	—
Collateralized loan obligations	362.1	362.1	—	236.7	236.7	—
Total mortgage and asset-backed securities and collateralized loan obligations	$759.4	$759.4	$—	$610.6	$610.6	$—
(1)    Represents publicly traded mortgage-backed securities which carry the full faith and credit guaranty of the U.S. Government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

As of September 30, 2025 and December 31, 2024, White Mountains’s investment portfolio included $362.1 million and $236.7 million of collateralized loan obligations that are within the senior tranches of their respective fund securitization structures. All of White Mountains’s collateral loan obligations were rated AAA or AA as of September 30, 2025 and December 31, 2024.

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
As of September 30, 2025, White Mountains owned 17.9 million shares of MediaAlpha, representing a 27.4% basic ownership interest (25.4% on a fully-diluted/fully-converted basis). See Note 16 — “Equity Method Eligible Investments.” At White Mountains’s September 30, 2025 level of ownership, each $1.00 per share increase or decrease in the share price of MediaAlpha will result in an approximate $7.00 per share increase or decrease in White Mountains’s book value per share. At the September 30, 2025 share price of $11.38 per share, the fair value of White Mountains’s investment in MediaAlpha was $203.2 million. At the December 31, 2024 share price of $11.29 per share, the fair value of White Mountains’s investment in MediaAlpha was $201.6 million.

Other Long-Term Investments

The following tables present the carrying values of White Mountains’s other long-term investments by reportable segment as of September 30, 2025 and December 31, 2024:

	Fair Value as of September 30, 2025
Millions	Ark/ WM Outrigger	Kudu	Other	Total
Kudu’s Participation Contracts	$—	$1,208.2	$—	$1,208.2
PassportCard/DavidShield	—	—	160.0	160.0
BroadStreet SPV	—	—	150.0	150.0
Elementum	—	—	35.0	35.0
Other unconsolidated entities (1)	—	—	70.6	70.6
Total unconsolidated entities	—	1,208.2	415.6	1,623.8
Private equity funds and hedge funds	162.7	—	223.1	385.8
Bank loan fund	305.4	—	—	305.4
Lloyd’s trust deposits	170.8	—	—	170.8
ILS funds	—	—	49.8	49.8
Private debt instruments	—	6.2	9.8	16.0
Other	37.6	—	—	37.6
Total other long-term investments	$676.5	$1,214.4	$698.3	$2,589.2
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

Private Equity Funds and Hedge Funds
White Mountains invests in private equity funds and hedge funds, which are included in other long-term investments. The fair value of these investments is generally estimated using the NAV of the funds. As of September 30, 2025, White Mountains held investments in seventeen private equity funds and two hedge funds. The largest investment in a single private equity fund or hedge fund was $106.7 million and $59.2 million as of September 30, 2025 and December 31, 2024.

The following table presents the fair value of investments and unfunded commitments in private equity funds and hedge funds by investment objective and sector as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
Millions	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Private equity funds
Aerospace/Defense/Government	$140.9	$40.7	$152.4	$49.3
Financial services	101.7	24.0	93.4	32.0
Real estate	3.5	2.2	3.7	2.4
Total private equity funds	246.1	66.9	249.5	83.7
Hedge funds
Long/short all cap global	106.7	—	51.9	—
Long/short equity financials and business services	33.0	—	59.2	—
Total hedge funds	139.7	—	111.1	—
Total private equity funds and hedge funds	$385.8	$66.9	$360.6	$83.7

Investments in private equity funds are generally subject to a lock-up period during which investors may not request a redemption. Distributions prior to the expected termination date of the fund may be limited to dividends or proceeds arising from the liquidation of the fund’s underlying investments. In addition, certain private equity funds have the option to extend the lock-up period.
The following table presents investments in private equity funds that were subject to lock-up periods as of September 30, 2025:

Millions	1 – 3 years	3 – 5 years	5 – 10 years	>10 years	Total
Private equity funds — expected lock-up period remaining	$57.7	$8.2	$157.2	$23.0	$246.1

Investors in private equity funds are generally subject to indemnification obligations outside of the capital commitment period and prior to the winding up of the fund. As of September 30, 2025 and December 31, 2024, White Mountains is not aware of any indemnification claims relating to its investments in private equity funds.
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

Bank Loan Fund
White Mountains’s other long-term investments include a bank loan fund with a fair value of $305.4 million and $264.7 million as of September 30, 2025 and December 31, 2024. The fair value of this investment is estimated using the NAV of the fund. The bank loan fund’s investment objective is to provide, on an unleveraged basis, high current income consistent with preservation of capital and low duration. The bank loan fund primarily invests in a broad portfolio of U.S. dollar-denominated, non-investment grade, floating-rate senior secured loans and may invest in other financial instruments, such as secured and unsecured corporate debt, credit default swaps, reverse repurchase agreements, synthetic indices and cash and cash equivalents.
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

Lloyd’s Trust Deposits
White Mountains’s other long-term investments include Lloyd’s trust deposits, which consist of non-U.K. deposits and Canadian commingled pooled funds. The Lloyd’s trust deposits invest primarily in short-term government securities, agency securities and corporate bonds held in trusts that are managed by Lloyd's of London. These investments are generally required of Lloyd's syndicates to protect policyholders in non-U.K. markets and are pledged into Lloyd’s trust accounts to provide a portion of the capital needed to support obligations at Lloyd’s. The fair value of the Lloyd’s trust deposits is generally estimated using the NAV of the funds. As of September 30, 2025 and December 31, 2024, White Mountains held Lloyd’s trust deposits with a fair value of $170.8 million and $149.9 million.

ILS Funds
White Mountains’s other long-term investments include ILS fund investments. The fair value of these investments is generally estimated using the NAV of the funds. As of September 30, 2025 and December 31, 2024, White Mountains held investments in ILS funds with a fair value of $49.8 million and $74.0 million.
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

Rollforward of Level 3 Investments

Level 3 measurements as of September 30, 2025 and 2024 consist of securities for which the estimated fair value has not been determined based upon quoted market price inputs for identical or similar securities. The following table presents the changes in White Mountains’s fair value measurements for Level 3 investments for the nine months ended September 30, 2025 and 2024:

Level 3 Investments
Millions	Other Long-term Investments		Other Long-term Investments
Balance as of December 31, 2024	$1,262.7	Balance as of December 31, 2023	$1,138.2
Net realized and unrealized gains	105.7	Net realized and unrealized gains	79.9
Purchases and contributions	119.6	Purchases and contributions	3.1
Effect of Distinguished Transaction (1)	(7.1)	Effect of Distinguished Transaction	—
Sales and distributions	(1.7)	Sales and distributions	(41.4)
Transfers in	—	Transfers in	—
Transfers out	—	Transfers out	—
Balance as of September 30, 2025	$1,479.2	Balance as of September 30, 2024	$1,179.8
(1) See Note 2 — “Significant Transactions.”

Significant Unobservable Inputs

The following tables present significant unobservable inputs used in estimating the fair value of White Mountains’s other long-term investments, classified within Level 3 as of September 30, 2025 and December 31, 2024. The tables below exclude $4.9 million and $23.4 million of Level 3 other long-term investments generally valued based on recent or expected transaction prices. The fair value of investments in the BroadStreet SPV, private equity funds and hedge funds, bank loan funds, Lloyd’s trust deposits and ILS funds are generally estimated using NAV. Investments for which fair value is measured at NAV are not classified within the fair value hierarchy.

$ in Millions	September 30, 2025
Description	Valuation Technique(s) (1)	Fair Value (2)	Unobservable Inputs
			Discount Rate (5)	Terminal Cash Flow Exit Multiple (x) or Terminal Revenue Growth Rate (%) (5)
Kudu’s Participation Contracts (3) (4)	Discounted cash flow	$1,208.2	16% - 25%	7x - 22x
PassportCard/DavidShield	Discounted cash flow	$160.0	24%	4%
Elementum	Discounted cash flow	$35.0	22%	4%
Preferred securities	Discounted cash flow	$33.6	8%	N/A
Private equity securities	Discounted cash flow	$21.9	35%	4%
Private debt instruments	Discounted cash flow	$15.6	11% - 12%	N/A
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
(4) In the first nine months of 2025, Kudu deployed a total of $119.3 into new and existing Participation Contracts.
(5) Increases (decreases) to the discount rates in isolation would result in lower (higher) fair value measurements, while increases (decreases) to the terminal cash flow exit multiples or terminal revenue growth rates in isolation would result in higher (lower) fair value measurements.

$ in Millions	December 31, 2024
Description	Valuation Technique(s) (1)	Fair Value (2)	Unobservable Inputs
			Discount Rate (5)	Terminal Cash Flow Exit Multiple (x) or Terminal Revenue Growth Rate (%) (5)
Kudu’s Participation Contracts (3) (4)	Discounted cash flow	$1,008.4	17% - 25%	7x - 22x
PassportCard/DavidShield	Discounted cash flow	$150.0	24%	4%
Elementum	Discounted cash flow	$35.0	22%	4%
Preferred securities	Discounted cash flow	$31.4	9%	N/A
Private debt instruments	Discounted cash flow	$14.5	11% - 12%	N/A
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
The following table presents the economic life, acquisition date fair value, accumulated amortization and net carrying value for goodwill and other intangible assets as of September 30, 2025 and December 31, 2024:

$ in Millions	Weighted Average Economic Life (in years)	September 30, 2025			December 31, 2024
		Acquisition Date Fair Value	Accumulated Amortization	Net Carrying Value	Acquisition Date Fair Value	Accumulated Amortization	Net Carrying Value
Goodwill:
Ark	N/A	$116.8	$—	$116.8	$116.8	$—	$116.8
Kudu	N/A	7.6	—	7.6	7.6	—	7.6
Bamboo	N/A	270.4	—	270.4	270.4	—	270.4
Distinguished (1)	N/A	595.4	—	595.4	—	—	—
Other Operations (1)	N/A	102.1	—	102.1	44.4	—	44.4
Total goodwill		1,092.3	—	1,092.3	439.2	—	439.2
Other intangible assets:
Ark
Underwriting capacity	N/A	175.7	—	175.7	175.7	—	175.7
Kudu
Trade names	7.0	2.2	2.1	.1	2.2	1.8	.4
Bamboo
Trade names	10.0	23.5	4.1	19.4	23.5	2.3	21.2
Agency relationships	6.0	72.4	21.1	51.3	72.4	12.1	60.3
Developed technology	3.0	4.7	2.8	1.9	4.7	1.6	3.1
Other	0.3	.4	.4	—	.4	.4	—
Subtotal		101.0	28.4	72.6	101.0	16.4	84.6
Other Operations (1)
Trade names	11.8	22.4	7.1	15.3	13.3	5.6	7.7
Customer relationships	8.8	53.3	17.7	35.6	24.8	13.6	11.2
Other	11.7	3.1	1.8	1.3	3.1	1.6	1.5
Subtotal		78.8	26.6	52.2	41.2	20.8	20.4
Total other intangible assets		357.7	57.1	300.6	320.1	39.0	281.1
Total goodwill and other intangible assets		$1,450.0	$57.1	$1,392.9	$759.3	$39.0	$720.3
(1) The relative fair values of goodwill and other intangible assets recognized in connection with the Distinguished Transaction and the Enterprise Solutions Transaction had not yet been finalized. All amounts related to the Distinguished Transaction were reflected as goodwill as of September 30, 2025. See Note 2 — “Significant Transactions.”

Rollforward of Goodwill and Other Intangible Assets

The following tables present the change in goodwill and other intangible assets for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025			2024
Millions	Goodwill	Other Intangible Assets	Total Goodwill and Other Intangible Assets	Goodwill	Other Intangible Assets	Total Goodwill and Other Intangible Assets
Beginning balance	$534.6	$270.8	$805.4	$439.2	$291.8	$731.0
Acquisition of businesses (1)	595.4	—	595.4	—	—	—
Attribution of acquisition date fair value estimates between goodwill and other intangible assets (1)	(37.7)	37.6	(.1)	—	—	—
Amortization	—	(7.8)	(7.8)	—	(5.3)	(5.3)
Ending balance	$1,092.3	$300.6	$1,392.9	$439.2	$286.5	$725.7
(1) During the three months ended September 30, 2025, amounts relate to the Distinguished Transaction and the Enterprise Solutions Transaction. For the Distinguished Transaction, the relative fair values of goodwill and other intangible assets had not yet been finalized; accordingly, all amounts were reflected as goodwill as of September 30, 2025. See Note 2 — “Significant Transactions.”

	Nine Months Ended September 30,
	2025			2024
Millions	Goodwill	Other Intangible Assets	Total Goodwill and Other Intangible Assets	Goodwill	Other Intangible Assets	Total Goodwill and Other Intangible Assets
Beginning balance	$439.2	$281.1	$720.3	$168.8	$201.8	$370.6
Acquisitions of businesses (1)	690.8	—	690.8	270.4	101.0	371.4
Acquisitions of intangible assets (2)	—	—	—	—	.3	.3
Attribution of acquisition date fair value estimates between goodwill and other intangible assets (1)	(37.7)	37.6	(.1)	—	—	—
Amortization	—	(18.1)	(18.1)	—	(16.6)	(16.6)
Ending balance	$1,092.3	$300.6	$1,392.9	$439.2	$286.5	$725.7
(1) During the nine months ended September 30, 2025, amounts relate to the Distinguished Transaction and the Enterprise Solutions Transaction. For the Distinguished Transaction the relative fair values of goodwill and other intangible assets had not yet been finalized; accordingly, all amounts were reflected as goodwill as of September 30, 2025. During the nine months ended September 30, 2024, amounts relate to the acquisition of Bamboo, for which the relative fair values of goodwill and other intangible assets had not yet been finalized as of September 30, 2024. See Note 2 — “Significant Transactions.”
(2) Relates to acquisitions within Other Operations.

During the three and nine months ended September 30, 2025 and 2024, White Mountains did not recognize any impairments to goodwill and other intangible assets.

Note 5.  Loss and Loss Adjustment Expense Reserves

P&C Insurance and Reinsurance

The following table summarizes the loss and loss adjustment expense (“LAE”) reserve activity of the Ark/WM Outrigger segment for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2025	2024	2025	2024
Gross beginning balance	$2,288.5	$1,890.1	$2,127.5	$1,605.1
Less: beginning reinsurance recoverable on unpaid losses	(468.5)	(458.5)	(434.4)	(340.8)
Net loss and LAE reserves	1,820.0	1,431.6	1,693.1	1,264.3

Loss and LAE incurred relating to:
Current year losses	254.7	313.1	722.1	676.0
Prior year losses	(.1)	(24.8)	(70.0)	(32.0)
Net incurred loss and LAE	254.6	288.3	652.1	644.0

Loss and LAE paid relating to:
Current year losses	(33.3)	(19.1)	(146.0)	(27.4)
Prior year losses	(84.9)	(86.3)	(264.7)	(261.8)
Net paid loss and LAE	(118.2)	(105.4)	(410.7)	(289.2)

Foreign currency translation and other adjustments to loss and LAE reserves	(1.0)	11.3	20.9	6.7
Net ending balance	1,955.4	1,625.8	1,955.4	1,625.8
Plus: ending reinsurance recoverable on unpaid losses	522.5	507.2	522.5	507.2
Gross ending balance	$2,477.9	$2,133.0	$2,477.9	$2,133.0

For the three and nine months ended September 30, 2025, the Ark/WM Outrigger segment recognized $0.1 million and $70.0 million of net favorable prior year loss reserve development, driven primarily by favorable development in the property and specialty lines of business, partially offset by unfavorable development related to aviation losses from the conflict in Ukraine and Russia. For the three and nine months ended September 30, 2024, the Ark/WM Outrigger segment recognized $24.8 million and $32.0 million of net favorable prior year loss reserve development, driven primarily by the property line of business.

Financial Guarantee

As of September 30, 2025 and December 31, 2024, HG Re did not have any outstanding loss and LAE reserves. For the three and nine months ended September 30, 2025, HG Re did not recognize any incurred loss and LAE. For the three and nine months ended September 30, 2024, HG Re recognized gross incurred loss and LAE of $0.3 million related to a delinquent payment by a reinsured BAM policyholder. Net of recoveries, HG Re recognized no incurred loss and LAE for the three and nine months ended September 30, 2024.

P&C Insurance Distribution

As of September 30, 2025 and December 31, 2024, the Bamboo Captive recorded loss and LAE reserves of $28.5 million and $17.8 million. For the three and nine months ended September 30, 2025, the Bamboo Captive recognized incurred loss and LAE of $3.3 million and $15.9 million. For the three and nine months ended September 30, 2024, the Bamboo Captive recognized incurred loss and LAE of $4.4 million and $14.5 million.

Other Operations

As of September 30, 2025 and December 31, 2024, the Bamboo CRV recorded loss and LAE reserves of $14.7 million and $12.1 million. For the three and nine months ended September 30, 2025, the Bamboo CRV recognized incurred loss and LAE of $0.6 million and $18.8 million. For the three and nine months ended September 30, 2024, the Bamboo CRV recognized incurred loss and LAE of $4.2 million and $8.1 million.

Note 6.  Third-Party Reinsurance

P&C Insurance and Reinsurance

In the normal course of business, Ark may seek to limit losses that may arise from catastrophes or other events by reinsuring certain risks with third-party reinsurers. Ark remains liable for risks reinsured in the event that the reinsurer does not honor its obligations under reinsurance contracts.
The following table summarizes the effects of reinsurance on written and earned premiums and loss and LAE for the Ark/WM Outrigger segment for the three and nine months ended September 30, 2025 and 2024:

Millions	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Written premiums:
Direct	$240.0	$239.0	$1,013.4	$863.4
Assumed	126.4	134.6	1,275.8	1,079.3
Gross written premiums	366.4	373.6	2,289.2	1,942.7
Ceded (1)	(79.4)	(34.2)	(695.9)	(502.5)
Net written premiums	$287.0	$339.4	$1,593.3	$1,440.2
Earned premiums:
Direct	$334.3	$317.6	$840.7	$731.5
Assumed	451.8	432.6	874.9	805.3
Gross earned premiums	786.1	750.2	1,715.6	1,536.8
Ceded (2)	(243.9)	(198.0)	(451.2)	(363.5)
Net earned premiums	$542.2	$552.2	$1,264.4	$1,173.3
Loss and LAE:
Gross	$332.0	$350.7	$852.2	$852.7
Ceded (3)	(77.4)	(62.4)	(200.1)	(208.7)
Net loss and LAE	$254.6	$288.3	$652.1	$644.0
(1) The three months ended September 30, 2025 and 2024 exclude $3.6 and $8.8, and the nine months ended September 30, 2025 and 2024 exclude $83.7 and $82.0 ceded by Ark to WM Outrigger Re, which eliminate in White Mountains’s consolidated financial statements.
(2) The three months ended September 30, 2025 and 2024 exclude $43.6 and $45.0, and the nine months ended September 30, 2025 and 2024 exclude $62.7 and $62.8 ceded by Ark to WM Outrigger Re, which eliminate in White Mountains’s consolidated financial statements.
(3) The three months ended September 30, 2025 and 2024 exclude $2.2 and $13.2, and the nine months ended September 30, 2025 and 2024 exclude $24.1 and $13.6 ceded by Ark to WM Outrigger Re, which eliminate in White Mountains’s consolidated financial statements.

The following table presents the Ark/WM Outrigger segment’s reinsurance recoverables as of September 30, 2025 and December 31, 2024:

Millions	September 30, 2025	December 31, 2024
Reinsurance recoverables on unpaid losses (1)	$522.5	$434.4
Reinsurance recoverables on paid losses (2)	60.6	57.5
Ceded unearned premiums (3)	341.7	97.1
Reinsurance recoverables	$924.8	$589.0
(1) The reinsurance recoverables on unpaid losses exclude $33.3 and $31.8 ceded by Ark to WM Outrigger Re as of September 30, 2025 and December 31, 2024, which eliminate in White Mountains’s consolidated financial statements.
(2) The reinsurance recoverables on paid losses exclude $2.7 and $3.1 ceded by Ark to WM Outrigger Re as of September 30, 2025 and December 31, 2024, which eliminate in White Mountains’s consolidated financial statements.
(3) The ceded unearned premiums exclude $25.4 and $4.3 ceded by Ark to WM Outrigger Re as of September 30, 2025 and December 31, 2024, which eliminate in White Mountains’s consolidated financial statements.

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
The following table presents the Ark/WM Outrigger segment’s gross and net reinsurance recoverables by the reinsurers’ A.M. Best Company, Inc (“A.M. Best”) ratings as of September 30, 2025:

$ in Millions	As of September 30, 2025
A.M. Best Rating (1)	Gross	Collateral	Net	% of Total
A+ or better	$353.5	$—	$353.5	70.6%
A- to A	137.6	—	137.6	27.5
B++ or lower and not rated (2)	92.0	82.4	9.6	1.9
Total	$583.1	$82.4	$500.7	100.0%
(1) A.M. Best financial strength ratings as detailed above are: “A+ or better” (Superior) “A- to A” (Excellent), “B++” (Good).
(2) Excludes $36.0 ceded by Ark to WM Outrigger Re as of September 30, 2025, which eliminates in White Mountains’s consolidated financial statements.

Note 7.  Debt

The following table presents White Mountains’s debt outstanding as of September 30, 2025 and December 31, 2024:

$ in Millions	September 30, 2025	Effective Rate (1)	December 31, 2024	Effective Rate (1)
Ark 2021 Subordinated Notes Tranche 1	$45.9		$41.1
Ark 2021 Subordinated Notes Tranche 2	47.0		47.0
Ark 2021 Subordinated Notes Tranche 3	70.0		70.0
Unamortized issuance cost	(3.2)		(3.6)
Ark 2021 Subordinated Notes, carrying value	159.7	10.2%	154.5	11.8%
HG Global Senior Notes	150.0		150.0
Unamortized discount and issuance cost	(2.3)		(2.6)
HG Global Senior Notes, carrying value	147.7	10.9%	147.4	11.8%
Kudu Credit Facility	282.3		245.3
Unamortized issuance cost	(8.0)		(6.7)
Kudu Credit Facility, carrying value	274.3	9.0%	238.6	10.3%
Bamboo Credit Facility	109.5		—
Unamortized discount and issuance cost	(4.9)		—
Bamboo Credit Facility, carrying value	104.6	9.9%	—	N/A
Distinguished Credit Facility	139.8		—
Unamortized issuance cost	(1.7)		—
Distinguished Credit Facility, carrying value	138.1	11.3%	—	N/A
Distinguished other debt, carrying value	10.6	10.5%	—	N/A
Total Distinguished debt	148.7		—
Other Operations debt	35.9		22.4
Unamortized issuance cost	(.5)		(.4)
Other Operations debt, carrying value	35.4	8.5%	22.0	10.2%
Total debt	$870.4		$562.5
 (1) The effective rate for the nine months ended September 30, 2025 and the twelve months ended December 31, 2024 includes the effect of the amortization of debt issuance costs and original issue discount, but excludes the effect of the interest rate caps, where applicable. See Note 9 — “Derivatives.”

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
If the payments of principal and interest under the Ark 2021 Subordinated Notes become subject to tax withholding on behalf of Bermuda or any political subdivision there, the Ark 2021 Subordinated Notes require the payment of additional amounts such that the amount received by the noteholders is the same as would have been received absent the tax withholding being imposed. The Ark 2021 Subordinated Notes Tranche 3 require the payment of additional interest of 1.0% per annum upon the occurrence of a premium load event until such event is remedied. Premium load events include the failure to meet payment obligations of the Ark 2021 Subordinated Notes Tranche 3 when due, failure of GAIL to maintain an investment grade credit rating, failure to maintain 120% of GAIL’s Bermuda solvency capital requirement, failure of GAIL to maintain a debt to capital ratio below 40%, late filing of GAIL’s or Ark’s financial information, and making a restricted payment or distribution on GAIL’s common stock or other securities that rank junior or pari passu with the Ark 2021 Subordinated Notes Tranche 3 when a different premium load event exists or will be caused by the restricted payment. As of September 30, 2025, there were no premium load events.
As of September 30, 2025, the Ark 2021 Subordinated Notes Tranche 1 had an outstanding balance of €39.1 million ($45.9 million based upon the foreign exchange spot rate as of September 30, 2025), the Ark 2021 Subordinated Notes Tranche 2 had an outstanding balance of $47.0 million, and the Ark 2021 Subordinated Notes Tranche 3 had an outstanding balance of $70.0 million.
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
As of September 30, 2025, the Citibank LOC Facility had an outstanding balance of $78.1 million and cash and investments pledged as collateral of $93.3 million. As of September 30, 2025, the Lloyds LOC Facility had an outstanding balance of $24.9 million and cash and investments pledged as collateral of $30.3 million. Ark’s uncommitted secured standby letter of credit facility agreements contain various representations, warranties and affirmative and negative covenants that White Mountains considers to be customary for such borrowings.

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

The HG Global Senior Notes require HG Global to maintain an interest reserve account of eight times the interest accrued for the most recent quarterly interest period. The interest reserve account held short-term investments of $31.8 million and $29.3 million as of September 30, 2025 and December 31, 2024, respectively.
The HG Global Senior Notes are secured by the capital stock and other equity interests of HG Global’s subsidiaries, the interest reserve account, and all cash and non-cash proceeds from such collateral. The HG Global Senior Notes contain various affirmative and negative covenants that White Mountains considers to be customary for such borrowings.
If the payment of principal and interest under the HG Global Senior Notes becomes subject to tax withholding on behalf of a relevant governmental authority for certain indemnified taxes, the HG Global Senior Notes require the payment of additional amounts such that the amount received by the noteholders is the same as would have been received absent the tax withholding being imposed. The HG Global Senior Notes require the payment of additional interest of 1.0% per annum if the HG Global Senior Notes receive a non-investment grade rating or are no longer rated. As of September 30, 2025, the HG Global Senior Notes had an investment grade rating.
As of September 30, 2025, the HG Global Senior Notes had an outstanding balance of $150.0 million.

Kudu Credit Facility

On March 23, 2021, Kudu entered into a secured revolving credit facility (the “Kudu Credit Facility”) with Mass Mutual for a maximum borrowing capacity of $300.0 million. On June 28, 2024, Kudu amended the Kudu Credit Facility to increase the total commitment from $300.0 million to $350.0 million and revise the stated margin and SOFR benchmark adjustment. The amended terms also reduced the minimum debt service coverage ratio to 2.5 times for 2024, reverting back to 3.0 times for 2025 and thereafter. On March 18, 2025, Kudu amended the Kudu Credit Facility to reduce the required interest reserve account balance and lower the minimum debt service coverage ratio to 2.5 times. On July 21, 2025, Kudu amended the Kudu Credit Facility to increase the total commitment from $350 million to $500 million, reduce the maximum loan-to-value ratio from 50% to 40% and revise the interest rate. These amendments to the Kudu Credit Facility have lowered Kudu’s borrowing costs and increased its borrowing capacity. The Kudu Credit Facility has an availability period through July 21, 2030 and matures on July 21, 2038.
Through June 30, 2024, interest on the Kudu Credit Facility accrued at a floating rate equal to the three-month SOFR plus a SOFR benchmark adjustment of 0.26% and a stated margin of 4.30% (4.56% in total) per annum. From July 1, 2024 through July 21, 2025, interest on the Kudu Credit Facility accrued at a floating rate equal to the three-month SOFR plus a stated margin of 4.45% per annum with no SOFR benchmark adjustment. Effective July 21, 2025, the Kudu Credit Facility accrues interest at the greater of (i) the fixed rate equal to the interpolated yield on U.S. Treasuries at the time of each future borrowing plus a stated margin of 3.10% and (ii) 7.25%. The interest rate on the $253.3 million outstanding balance as of July 21, 2025 was reduced from a then floating rate of 8.75% to a fixed rate of 7.65%.
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
The Kudu Credit Facility requires Kudu to maintain an interest reserve account of two times the interest accrued for the most recent quarterly interest period. Prior to the March 18, 2025 amendment, Kudu was required to maintain an interest reserve account of four times the interest accrued for the most recent quarterly interest period. As of September 30, 2025 and December 31, 2024, the interest reserve account held short-term investments of $7.9 million and $15.1 million.
The Kudu Credit Facility requires Kudu to maintain a maximum loan-to-value ratio of the outstanding balance to the sum of the fair market value of Kudu’s other long-term investments and cash held in certain accounts (the “LTV Percentage”) for annual periods beginning on July 21, 2025 as follows: 40% in years 0-6, 25% in years 7-8, 15% in years 9-11 and 0% thereafter. As of September 30, 2025, Kudu had a 22.8% LTV Percentage.
The Kudu Credit Facility requires Kudu to maintain a minimum debt service coverage ratio of its trailing 12 months annualized adjusted EBITDA to its total debt service of 2.5 times for 2025 and thereafter. As of September 30, 2025, Kudu had a debt service coverage ratio of 3.5 times.
Kudu may borrow undrawn balances until July 21, 2030, subject to customary terms and conditions, to the extent that the amount borrowed under the Kudu Credit Facility does not exceed the borrowing base, which is equal to 35% of the fair value of Kudu’s other long-term investments.

The following table presents the change in debt under the Kudu Credit Facility for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2025	2024	2025	2024
Kudu Credit Facility
Beginning balance	$253.3	$210.3	$245.3	$210.3
Borrowings	29.0	15.0	37.0	15.0
Repayments	—	—	—	—
Ending balance	$282.3	$225.3	$282.3	$225.3

The Kudu Credit Facility is secured by all property of the loan parties and contains various representations, warranties and affirmative and negative covenants that White Mountains considers to be customary for such borrowings.

Bamboo Credit Facility

On January 24, 2025, Bamboo entered into a secured credit facility (the “Bamboo Credit Facility”). The Bamboo Credit Facility is comprised of a six-year term loan of $110.0 million and a revolving credit loan of $10.0 million. The Bamboo Credit Facility matures on January 24, 2031. Bamboo will be required to make payments of principal on a quarterly basis totaling $0.8 million for 2025 and $1.1 million annually thereafter. Commencing with the year ending December 31, 2026, Bamboo may also be required to use a percentage of excess cash flows to repay outstanding principal plus accrued interest if Bamboo’s total leverage ratio is above 1.5 times. Bamboo has the option to prepay, in whole or in part, the Bamboo Credit Facility subsequent to October 31, 2025 at the outstanding principal plus accrued interest. As of September 30, 2025, the revolving credit loan was undrawn.
Interest on the Bamboo Credit Facility accrues at a floating rate equal to the three-month SOFR plus a stated margin ranging from 4.5% to 5.0% per annum driven by Bamboo’s total leverage ratio. As of September 30, 2025, Bamboo’s total leverage ratio was 0.5 times, and the stated margin was 4.5%.
On March 12, 2025, Bamboo entered into an interest rate cap agreement, effective on March 31, 2025, to limit its exposure to the risk of interest rate increases on the Bamboo Credit Facility (the “Bamboo Interest Rate Cap”). Under the Bamboo Interest Rate Cap, the notional amount is $80.0 million, the maximum interest rate is 10.0% per annum and the termination date is March 31, 2028. See Note 9 — “Derivatives.”
The following table presents the change in debt under the Bamboo Credit Facility for the three and nine months ended September 30, 2025:

Millions	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Bamboo Credit Facility
Beginning balance	$109.7	$—
Borrowings	—	110.0
Repayments	(.2)	(.5)
Ending balance	$109.5	$109.5

The Bamboo Credit Facility is secured by all property of the loan parties and contains various representations, warranties and affirmative and negative covenants that White Mountains considers to be customary for such borrowings, including a maximum total leverage ratio of 4.5 times.

Distinguished Credit Facility

On July 4, 2025, Distinguished entered into an amended credit facility (the “Distinguished Credit Facility”). The amendment waived certain change of control prepayment provisions and provided $50.0 million of incremental term loan principal for purposes of consummating the Distinguished Transaction. The $50.0 million of incremental term loan principal was subsequently drawn on September 2, 2025 in connection with the closing of the Distinguished Transaction. The Distinguished Credit Facility is comprised of a term loan of $141.0 million, a delayed-draw term loan of $40.0 million and a revolving credit loan commitment of $15.0 million. The Distinguished Credit Facility matures on October 10, 2029. Distinguished will be required to make payments of principal on a quarterly basis totaling $0.4 million for 2025 and $1.4 million annually thereafter. Distinguished may also be required to use a percentage of excess cash flows to repay outstanding principal plus accrued interest if Distinguished’s total leverage ratio rises above 3.75 times. Distinguished has the option to prepay, in whole or in part, the Distinguished Credit Facility at the outstanding principal plus accrued interest. The delayed draw term loan may be drawn on or before October 10, 2026. As of September 30, 2025, the revolving credit loan was undrawn.
Interest on the Distinguished Credit Facility accrues at a floating rate equal to the three-month SOFR plus a stated margin ranging from 5.25% to 5.5% per annum driven by Distinguished’s total leverage ratio. As of September 30, 2025, Distinguished’s total leverage ratio was 4.1 times, and the stated margin was 5.5%.
On September 16, 2025, Distinguished entered into an interest rate cap agreement to limit its exposure to the risk of interest rate increases on the Distinguished Credit Facility (the “Distinguished Interest Rate Cap”). Under the Distinguished Interest Rate Cap, the notional amount is $70.0 million, the maximum interest rate is 10.5% per annum and the termination date is September 16, 2028. See Note 9 — “Derivatives.”
The following table presents the change in debt under the Distinguished Credit Facility for the period from September 2, 2025, the date of acquisition, through September 30, 2025:

Millions	September 2, 2025 - September 30, 2025
Distinguished Credit Facility
Beginning balance (1)	$90.2
Borrowings (2)	50.0
Repayments	(.4)
Ending balance	$139.8
(1) Represents the outstanding balance of the Distinguished Credit Facility assumed in the Distinguished Transaction. See Note 2 — “Significant Transactions.”
(2) Represents the $50.0 of incremental term loan drawn in connection with the closing of the Distinguished Transaction. See Note 2 — “Significant Transactions.”

The Distinguished Credit Facility is secured by all property of the loan parties and contains various representations, warranties and affirmative and negative covenants that White Mountains considers to be customary for such borrowings, including a maximum total leverage ratio of 5.5 times.

Other Operations Debt

As of September 30, 2025, White Mountains’s Other Operations had debt with an outstanding balance of $35.9 million, which consisted of five secured credit facilities (collectively, “Other Operations debt”). The increase in Other Operations debt as of September 30, 2025 was driven primarily by the Enterprise Solutions Transaction.

WTM Credit Facility
On July 16, 2025, the Company entered into a credit agreement, which establishes a senior unsecured revolving credit facility of up to $250 million that matures on July 16, 2028 (the “WTM Credit Facility”). As of September 30, 2025, the WTM Credit Facility is undrawn. White Mountains may borrow undrawn balances until July 16, 2028, subject to customary terms and conditions, to the extent that (i) White Mountains’s common shareholders’ equity excluding net unrealized investment gains (losses) incurred after March 31, 2025 and certain other adjustments exceed $3.2 billion and (ii) White Mountains’s consolidated debt to capitalization ratio is below 32.5%. Interest on any future borrowings under the WTM Credit Facility will accrue at a floating rate generally equal to the SOFR term rate plus a stated margin ranging from 1.1% to 1.5% per annum.
The WTM Credit Facility contains various representations, warranties and affirmative and negative covenants that White Mountains considers to be customary for such borrowings.

Compliance

As of September 30, 2025, White Mountains was in compliance, in all material respects, with all of the covenants under its debt instruments.

Note 8.  Income Taxes

The Company has subsidiaries and branches that operate in various jurisdictions around the world and are subject to tax in the jurisdictions in which they operate.
As of September 30, 2025, the primary jurisdictions in which the Company’s subsidiaries and branches operated and were subject to tax include Israel, Luxembourg, the United Kingdom and the United States.
The Company and its Bermuda-domiciled subsidiaries were not subject to income tax in Bermuda in 2024 and prior years. On December 27, 2023, Bermuda enacted a 15% corporate income tax that became effective on January 1, 2025. The Bermuda legislation defers the effective date for five years for Bermuda companies in consolidated groups that meet certain requirements. White Mountains expects to meet the requirements to be exempt from the Bermuda corporate income tax until January 1, 2030. The Bermuda legislation also provides for an economic transition adjustment that will reduce future years’ taxable income. Under GAAP, this economic transition adjustment was required to be recognized as a net deferred tax asset as of December 31, 2023. Accordingly, White Mountains recorded a net deferred tax asset of $68.0 million, with $51.0 million attributable to Ark and $17.0 million attributable to HG Global. Effective July 1, 2024, White Mountains no longer consolidates BAM. As a result of the deconsolidation of BAM in the third quarter of 2024, the BAM Surplus Notes were recorded at fair value, which resulted in the reversal of a $5.0 million deferred tax liability related to the economic transition adjustment. As of September 30, 2025, the net deferred tax asset related to the economic transition adjustment was $73.0 million, with $51.0 million attributable to Ark and $22.0 million attributable to HG Global.
Certain of the Company’s subsidiaries are subject to the global minimum tax regime of the Organization for Economic Cooperation and Development (“OECD”) Pillar Two initiative, as enacted by Luxembourg and the United Kingdom in their respective domestic laws. The Pillar Two initiative includes a set of model rules that are generally designed to impose a top-up tax on a large multinational enterprise group to the extent the group is not subject to an effective tax rate of at least 15% in each jurisdiction in which the group has a consolidated affiliate or permanent establishment. The Company and its subsidiaries are forecasting a $1.7 million top-up tax for the twelve months ended December 31, 2025.
White Mountains’s income tax expense related to pre-tax income from continuing operations for the three and nine months ended September 30, 2025 represented an effective tax rate of 9.6% and 9.3%. The effective tax rate was different from the U.S. statutory rate of 21.0%, driven primarily by full year forecasted income in jurisdictions with lower tax rates than the United States.
White Mountains’s income tax expense related to pre-tax income from continuing operations for the three and nine months ended September 30, 2024 represented an effective tax rate of 4.8% and 6.6%. The effective tax rate was different from the U.S. statutory rate of 21.0%, driven primarily by full year forecasted income in jurisdictions with lower tax rates than the United States.
In arriving at the effective tax rate for the three and nine months ended September 30, 2025 and 2024, White Mountains forecasted all income and expense items including the change in net unrealized investment gains (losses) and net realized investment gains (losses) for the years ending December 31, 2025 and 2024.
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
On August 22, 2024, HG Global entered into the HG Global 2024 Interest Rate Cap, which became effective upon the termination of the HG Global 2022 Interest Rate Cap on July 25, 2025. The initial notional amount of the HG Global 2024 Interest Rate Cap is $150.0 million, and the termination date is July 25, 2028. For interest periods after April 26, 2027, the notional amount of the HG Global 2024 Interest Rate Cap will decrease as the outstanding principal of the HG Global Senior Notes is paid down. HG Global paid an initial premium of $1.3 million for the HG Global 2024 Interest Rate Cap.
Under the interest rate caps, if the three-month SOFR on a quarterly determination date exceeds 3.5% through July 25, 2025 or 4.5% between July 25, 2025 and July 25, 2028, HG Global will receive a payment from the counterparty for the difference on the subsequent settlement date. As of September 30, 2025, the three-month SOFR was 4.0%.
HG Global accounts for the interest rate caps as derivatives at fair value within other assets, with changes in fair value recognized in current period earnings within interest expense.
For the three and nine months ended September 30, 2025, White Mountains recognized a net unrealized loss of $0.6 million and $2.3 million related to the change in fair value of both interest rate caps within interest expense. For the three and nine months ended September 30, 2024, White Mountains recognized a loss of $2.0 million and $2.1 million related to the change in fair value of both interest rate caps within interest expense. For the three and nine months ended September 30, 2025, White Mountains received a payment of $0.3 million and $1.0 million related to the periodic settlement of the HG Global 2022 Interest Rate Cap. For the three and nine months ended September 30, 2024, White Mountains received a payment of $0.7 million and $2.1 million related to the periodic settlement of the HG Global 2022 Interest Rate Cap. As of September 30, 2025, the fair value of the HG Global 2024 Interest Rate Cap was $0.2 million. As of December 31, 2024, the total fair value of both interest rate caps was $2.5 million. White Mountains classifies the interest rate caps as Level 2 measurements.

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
Under the Kudu Interest Rate Cap, if the three-month SOFR on a quarterly determination date exceeds 4.5%, Kudu will receive a payment from the counterparty for the difference on the subsequent settlement date. As of September 30, 2025, the three-month SOFR was 4.0%.
Kudu accounts for the Kudu Interest Rate Cap as a derivative at fair value within other assets, with changes in fair value recognized in current period earnings within interest expense. For the three and nine months ended September 30, 2025, White Mountains recognized a loss of $0.1 million and $0.8 million related to the change in fair value on the Kudu Interest Rate Cap within interest expense. For both three and nine months ended September 30, 2024, White Mountains recognized a loss of $0.1 million related to the change in fair value on the Kudu Interest Rate Cap within interest expense. For the three and nine months ended September 30, 2025 and September 30, 2024, White Mountains did not receive any payments related to the periodic settlement of the interest rate cap. As of September 30, 2025 and December 31, 2024, the fair value of the Kudu Interest Rate Cap was $0.1 million and $0.9 million. White Mountains classifies the Kudu Interest Rate Cap as a Level 2 measurement.

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
Under the Bamboo Interest Rate Cap, if the three-month SOFR on a quarterly determination date exceeds 5.0%, Bamboo will receive a payment from the counterparty for the difference on the subsequent settlement date. As of September 30, 2025, the three-month SOFR was 4.0%.
Bamboo accounts for the Bamboo Interest Rate Cap as a derivative at fair value within other assets, with changes in fair value recognized in current period earnings within interest expense. For both the three and nine months ended September 30, 2025, White Mountains recognized a loss of $0.0 million and $0.2 million related to the change in fair value on the Bamboo Interest Rate Cap within interest expense. For the three and nine months ended September 30, 2025, White Mountains did not receive any payments related to the periodic settlement of the interest rate cap. As of September 30, 2025, the fair value of the Bamboo Interest Rate Cap was $0.1 million. White Mountains classifies the Bamboo Interest Rate Cap as a Level 2 measurement.

Distinguished Interest Rate Cap

On September 16, 2025, Distinguished entered into the Distinguished Interest Rate Cap to limit its exposure to the risk of interest rate increases on the Distinguished Credit Facility. The notional amount of the Distinguished Interest Rate Cap is $70.0 million, and the termination date is September 16, 2028. Distinguished paid an initial premium of $0.1 million for the Distinguished Interest Rate Cap.
Under the Distinguished Interest Rate Cap, if the one-month SOFR on a monthly determination date exceeds 5.0%, Distinguished will receive a payment from the counterparty for the difference on the subsequent settlement date. As of September 30, 2025, the one-month SOFR was 4.1%.
Distinguished accounts for the Distinguished Interest Rate Cap as a derivative at fair value within other assets, with changes in fair value recognized in current period earnings within interest expense. For the period from September 2, 2025, the date of acquisition, through September 30, 2025, White Mountains recognized no gain or loss related to the change in fair value on the Distinguished Interest Rate Cap within interest expense. As of September 30, 2025, the fair value of the Distinguished Interest Rate Cap was $0.1 million. White Mountains classifies the Distinguished Interest Rate Cap as a Level 2 measurement.

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
Prior to the deconsolidation of BAM on July 1, 2024, HG Re’s reinsurance balances under the FLRT eliminated in White Mountains’s consolidated financial statements. For the three and nine months ended September 30, 2025, White Mountains recognized gross written premiums of $15.9 million and $41.8 million and earned premiums of $7.5 million and $22.8 million. Subsequent to the deconsolidation, White Mountains recognized gross written premiums of $14.0 million and earned premiums of $7.5 million for the three and nine months ended September 30, 2024.

XOLT
HG Re is party to an excess of loss reinsurance agreement (the “XOLT”) with BAM, under which HG Re provides last-dollar protection for exposures on municipal bonds insured by BAM in excess of the New York State Department of Financial Services (“NYDFS”) single issuer limits. As of September 30, 2025, the XOLT is subject to an aggregate limit equal to the lesser of $125.0 million or the assets held in the supplemental collateral trust (the “Supplemental Trust”) at any point in time. The XOLT is accounted for using deposit accounting, as the agreement does not meet the risk transfer requirements necessary to be accounted for as reinsurance. Accordingly, any financing revenues related to the XOLT are recorded in other revenues.
Prior to the deconsolidation of BAM on July 1, 2024, HG Re’s reinsurance balances under the XOLT eliminated in White Mountains’s consolidated financial statements. For the three and nine months ended September 30, 2025, other revenues recognized by White Mountains related to the XOLT were insignificant. Subsequent to the deconsolidation, other revenues recognized by White Mountains for the three and nine months ended September 30, 2024 were insignificant.

Collateral Trusts

HG Re’s obligations under the FLRT are subject to an aggregate limit equal to the assets in two collateral trusts, the Supplemental Trust and the Regulation 114 Trust (together, the “Collateral Trusts”), at any point in time.
On a monthly basis, BAM deposits cash equal to ceded premiums net of ceding commissions, due to HG Re under the FLRT directly into the Regulation 114 Trust. The Regulation 114 Trust target balance is equal to HG Re’s unearned premiums and unpaid loss and LAE reserves, if any. If, at the end of any quarter, the Regulation 114 Trust balance is below the target balance, funds will be withdrawn from the Supplemental Trust and deposited into the Regulation 114 Trust in an amount equal to the shortfall. If, at the end of any quarter, the Regulation 114 Trust balance is above 102% of the target balance, funds will be withdrawn from the Regulation 114 Trust and deposited into the Supplemental Trust. The Regulation 114 Trust balance as of September 30, 2025 and December 31, 2024 was $392.3 million and $352.1 million, which consisted of cash, investments and accrued investment income.
The Supplemental Trust target balance is $603.0 million, less the amount of cash and securities in the Regulation 114 Trust in excess of its target balance (the “Supplemental Trust Target Balance”). If, at the end of any quarter, the Supplemental Trust balance exceeds the Supplemental Trust Target Balance, such excess may be distributed to HG Re. The distribution will be made first as an assignment of accrued interest on the BAM Surplus Notes and second in cash and/or fixed income securities. For the three and nine months ended September 30, 2025, HG Re received a distribution from the Supplemental Trust of $15.4 million and $37.6 million, which consisted of an assignment of accrued interest on the BAM Surplus Notes of $7.5 million and $22.7 million and a cash distribution of $7.9 million and $14.9 million. For the three and nine months ended September 30, 2024, HG Re received a distribution from the Supplemental Trust of $11.6 million and $43.8 million, both of which consisted of an assignment of accrued interest on the BAM Surplus Notes.
As the BAM Surplus Notes are repaid over time, the BAM Surplus Notes will be replaced in the Supplemental Trust by cash and fixed income securities. The Supplemental Trust balance as of September 30, 2025 and December 31, 2024 was $609.3 million and $598.0 million, which included $306.7 million and $289.4 million of cash, investments and accrued investment income, $295.3 million and $300.9 million of BAM Surplus Notes at nominal value and $7.3 million and $7.7 million of accrued interest receivable on the BAM Surplus Notes at nominal value.
As of September 30, 2025 and December 31, 2024, the Collateral Trusts held total assets of $1,001.6 million and $950.1 million.

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
Under its agreements with HG Global, BAM is required to seek regulatory approval to pay principal and interest on the BAM Surplus Notes only to the extent that its remaining qualified statutory capital and other capital resources continue to support its outstanding obligations, its business plan and its “AA/stable” rating from Standard & Poor’s. No payment of principal or interest on the BAM Surplus Notes may be made without the approval of the NYDFS. During the three and nine months ended September 30, 2025, HG Global received cash payments of principal and interest on the BAM Surplus Notes totaling $8.0 million. Of this payment, $5.6 million was a repayment of principal held in the Supplemental Trust, $0.1 million was a payment of accrued interest held in the Supplemental Trust and $2.3 million was a payment of accrued interest held outside the Supplemental Trust. During the three months ended September 30, 2024, HG Global did not receive any payments of principal and interest on the BAM Surplus Notes. During the nine months ended September 30, 2024, HG Global received cash payments of principal and interest on the BAM Surplus Notes totaling $8.0 million. Of this payment, $5.1 million was a repayment of principal held in the Supplemental Trust, $0.3 million was a payment of accrued interest held in the Supplemental Trust and $2.6 million was a payment of accrued interest held outside the Supplemental Trust.
As of September 30, 2025 and December 31, 2024, the principal balance on the BAM Surplus Notes was $295.3 million and $300.9 million, and total interest receivable on the BAM Surplus Notes was $214.9 million and $194.8 million, all at nominal value. For three and nine months ended September 30, 2025, White Mountains accrued $7.5 million and $22.5 million of interest income on the BAM Surplus Notes.
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
The discounted cash flow analysis used to value the BAM Surplus Notes depends on key inputs, such as projections of future revenues and earnings for BAM, expected payments on the BAM Surplus Notes through maturity and a discount rate to reflect time value and related uncertainty of the repayment pattern. The expected payments on the BAM Surplus Notes are based on management judgment, considering current performance, budgets and projected future results. These expected payments depend on BAM’s ability to generate excess cash flows from its operations, driven primarily by assumptions regarding future trends for the issuance of municipal bonds, interest rates, credit spreads, insured market penetration, competitive activity in the market for municipal bond insurance and other factors affecting the demand for and pricing of BAM’s municipal bond insurance, as well as BAM’s investment returns. The discount rate considers comparably-rated companies and instruments, adjusted for risks specific to BAM and the BAM Surplus Notes. As of September 30, 2025 and December 31, 2024, White Mountains concluded that a discount rate, which is a significant unobservable input used in estimating the fair value of the BAM Surplus Notes, of 7.85% and 8.10% was appropriate. The change in the discount rate was driven by a decline in market interest rates.
When making its fair value selection, White Mountains considers all available information, facts and circumstances specific to BAM’s business and industry and any infrequent or unusual results for the period. As of September 30, 2025 and December 31, 2024, White Mountains recognized the BAM Surplus Notes at a fair value of $396.2 million and $381.7 million. The recorded fair values represent management's best estimate and are within the range of reasonable values derived from the discounted cash flow analysis.

The following table presents the changes in the nominal value and fair value of the BAM Surplus Notes for the three and nine months ended September 30, 2025:

Millions	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Beginning nominal value	$510.7	$495.7
Interest income from BAM Surplus Notes	7.5	22.5
Payments of principal and interest	(8.0)	(8.0)
Ending nominal value	510.2	510.2

Beginning fair value discount	(114.0)	(114.0)
Change in fair value of BAM Surplus Notes	—	—
Ending fair value discount	(114.0)	(114.0)

BAM Surplus Notes, at fair value	$396.2	$396.2

Insured Obligations and Premiums

The following table presents the HG Global segment’s insured obligations as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Contracts outstanding	16,914	15,884
Remaining weighted average contract period (in years) (1)	11.5	11.2

Outstanding par value of policies assumed (in millions) (2)	$19,910.4	$18,503.3

Gross unearned insurance premiums (in millions)	$316.3	$297.3
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

The following table presents a schedule of HG Global’s future premium revenues as of September 30, 2025:

Millions	September 30, 2025
October 1, 2025 - December 31, 2025	$7.1
2026	26.8
2027	25.4
2028	23.8
2029	22.3
2030 and thereafter	210.9
Total gross unearned insurance premiums	$316.3

The following tables present gross written premiums and gross earned premiums included in the HG Global segment for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024
Millions	HG Global
Written premiums:
Direct	$—	$—
Assumed	15.9	14.0
Gross written premiums	$15.9	$14.0
Earned premiums:
Direct	$—	$—
Assumed	7.5	7.5
Gross earned premiums	$7.5	$7.5

	Nine Months Ended September 30,
	2025	2024
Millions	HG Global	HG Global	BAM	Eliminations	Total
Written premiums:
Direct	$—	$—	$24.1	$—	$24.1
Assumed	41.8	34.5	—	(20.5)	14.0
Gross written premiums (1)	$41.8	$34.5	$24.1	$(20.5)	$38.1
Earned premiums:
Direct	$—	$—	$15.8	$—	$15.8
Assumed	22.8	21.5	1.0	(14.0)	8.5
Gross earned premiums (1)	$22.8	$21.5	$16.8	$(14.0)	$24.3
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
The following table presents the Company’s computation of earnings per share from continuing operations for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic and diluted earnings per share numerators (in millions):
Net income (loss) attributable to White Mountains’s common shareholders	$113.8	$179.0	$270.6	$360.8
Allocation of (earnings) losses to participating restricted common shares (1)	(1.5)	(2.5)	(3.3)	(4.6)
Basic and diluted earnings (losses) per share numerators	$112.3	$176.5	$267.3	$356.2
Basic earnings per share denominators (in thousands):
Total average common shares outstanding during the period	2,575.2	2,568.1	2,572.2	2,564.8
Average unvested restricted common shares (2)	(32.9)	(35.4)	(30.7)	(32.9)
Basic earnings (losses) per share denominator	2,542.3	2,532.7	2,541.5	2,531.9
Diluted earnings per share denominator (in thousands):
Total average common shares outstanding during the period	2,575.2	2,568.1	2,572.2	2,564.8
Average unvested restricted common shares (2)	(32.9)	(35.4)	(30.7)	(32.9)
Diluted earnings (losses) per share denominator	2,542.3	2,532.7	2,541.5	2,531.9
Basic and diluted earnings per share (in dollars):
Distributed earnings - dividends declared and paid	$—	$—	$1.00	$1.00
Undistributed earnings (losses)	44.18	69.68	104.18	139.66
Basic and diluted earnings (losses) per share	$44.18	$69.68	$105.18	$140.66
(1) Restricted shares issued by White Mountains receive dividends, and therefore, are considered participating securities.
(2) Restricted shares outstanding vest upon a stated date. See Note 12 — “Employee Share-Based Incentive Compensation Plans.”

The following table presents the undistributed net earnings (losses) for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2025	2024	2025	2024
Undistributed net earnings:
Net income (loss) available to White Mountains’s common shareholders, net of restricted common share amounts	$112.3	$176.5	$267.3	$356.2
Dividends declared, net of restricted common share amounts (1)	—	—	(2.5)	(2.5)
Total undistributed net earnings (losses), net of restricted common share amounts	$112.3	$176.5	$264.8	$353.7
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
The WTM Incentive Plan provides for grants of various types of share-based and non-share-based incentive awards to key employees and directors of White Mountains. As of September 30, 2025 and 2024, White Mountains’s share-based incentive compensation awards consist of performance shares and restricted shares.

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
The following table presents performance share activity for the three and nine months ended September 30, 2025 and 2024 for performance shares granted under the WTM Incentive Plan:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
$ in Millions	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	32,392	$29.8	34,992	$52.0	34,859	$71.1	37,031	$69.4
Shares paid or expired (1)	—	—	—	—	(13,150)	(48.7)	(13,475)	(44.9)
New grants	25	—	—	—	10,670	—	11,405	—
Forfeitures and cancellations (2)	(1)	(.3)	(133)	—	37	.3	(102)	.3
Expense recognized	—	22.5	—	3.7	—	29.3	—	30.9
End of period	32,416	$52.0	34,859	$55.7	32,416	$52.0	34,859	$55.7
(1) WTM performance share payments for the 2022-2024 performance cycle were made in March 2025 at 200% of target. WTM performance share payments for the 2021-2023 performance cycle were made in March 2024 at 188% of target.
(2) Amounts include changes in assumed forfeitures, as required under GAAP.

During the three and nine months ended September 30, 2025, White Mountains granted 25 and 10,670 performance shares for the 2025-2027 performance cycle. During the nine months ended September 30, 2024, White Mountains granted 11,405 performance shares for the 2024-2026 performance cycle.
For the 2022-2024 performance cycle, the Company issued common shares for 30 performance shares earned, and all other performance shares earned were settled in cash. For the 2021-2023 performance cycle, the Company issued common shares for 100 performance shares earned, and all other performance shares earned were settled in cash. If all outstanding performance shares had vested on September 30, 2025, the total additional compensation cost to be recognized would have been $37.6 million, based on accrual factors as of September 30, 2025 (common share price and payout assumptions).
The following table presents performance shares outstanding and accrued expense for performance shares awarded under the WTM Incentive Plan as of September 30, 2025 for each performance cycle:

	September 30, 2025
$ in Millions	Target Performance Shares Outstanding	Accrued Expense
Performance cycle:
2023 – 2025	10,835	$30.6
2024 – 2026	11,405	16.5
2025 – 2027	10,670	5.7
Sub-total	32,910	52.8
Assumed forfeitures	(494)	(.8)
Total	32,416	$52.0

Restricted Shares

Restricted shares are grants of a specified number of common shares that generally vest at the end of a 34-month service period. The following table presents the unrecognized compensation cost associated with the outstanding restricted share awards under the WTM Incentive Plan for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
$ in Millions	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value
Non-vested,
Beginning of period	32,885	$30.7	35,525	$28.8	35,390	$19.9	37,595	$16.2
Vested	—	—	—	—	(13,150)	—	(13,475)	—
Issued	25	.1	—	—	10,670	19.6	11,405	20.0
Forfeited	—	—	(135)	—	—	—	(135)	—
Expense recognized	—	(4.9)	—	(4.5)	—	(13.6)	—	(11.9)
End of period	32,910	$25.9	35,390	$24.3	32,910	$25.9	35,390	$24.3

During the three and nine months ended September 30, 2025, White Mountains issued 25 and 10,670 restricted shares that vest on January 1, 2028. During the nine months ended September 30, 2024, White Mountains issued 11,405 restricted shares that vest on January 1, 2027. The unamortized issue date fair value as of September 30, 2025 is expected to be recognized ratably over the remaining vesting periods.

Note 13. Noncontrolling Interests

Noncontrolling interests consist of the ownership interests of noncontrolling shareholders in consolidated entities. White Mountains has both redeemable and nonredeemable noncontrolling interests. Noncontrolling interests with optional redemption features that are not within White Mountains’s control are classified as redeemable noncontrolling interests, which are considered temporary equity and presented as mezzanine equity on the balance sheet. Noncontrolling interests that do not have any redemption features are classified as nonredeemable noncontrolling interests, which are considered permanent equity and included in White Mountains’s total equity on the balance sheet. Nonredeemable noncontrolling interests are presented separately from White Mountains’s common shareholders’ equity.

Redeemable Noncontrolling Interests

On September 5, 2028, the third anniversary of the closing of the Distinguished Transaction, certain noncontrolling unitholders will have the option to sell additional units representing 31.4% of Distinguished’s basic units outstanding to White Mountains at the same unit price paid in the Distinguished Transaction less aggregate per unit distributions. As of September 30, 2025, the carrying value of the redeemable noncontrolling interests was $132.4 million, and the redemption value would be $131.2 million if exercised in full.

Nonredeemable Noncontrolling Interests

The following table presents the nonredeemable noncontrolling interests included in White Mountains’s total equity and the related percentage of each consolidated entity’s total equity owned by noncontrolling shareholders as of September 30, 2025 and December 31, 2024:

	September 30, 2025			December 31, 2024
$ in Millions	Nonredeemable Noncontrolling Percentage (1)	Nonredeemable Noncontrolling Equity		Nonredeemable Noncontrolling Percentage (1)	Nonredeemable Noncontrolling Equity
Nonredeemable noncontrolling interests:
Ark	27.9%	$480.7	(2)	27.9%	$410.4	(2)
HG Global	3.1%	(11.9)		3.1%	(13.4)
Kudu	8.8%	135.5	(3)	9.6%	127.6	(3)
Bamboo	27.2%	97.8	(4)	27.2%	113.6	(4)
Distinguished	13.1%	75.3	(5)	—	—
Other	various	39.7		various	9.1
Total nonredeemable noncontrolling interests		$817.1			$647.3
(1) The nonredeemable noncontrolling percentage represents the basic ownership interests held by noncontrolling shareholders with the exception of HG Global, for which the nonredeemable noncontrolling percentage represents the preferred share ownership held by noncontrolling shareholders.
(2) As of September 30, 2025 and December 31, 2024, Ark’s nonredeemable noncontrolling interests include $66.6 and $42.9 related to management’s equity incentives.
(3) As of September 30, 2025 and December 31, 2024, Kudu’s nonredeemable noncontrolling interests include $48.8 and $47.9 related to management’s equity incentives.
(4) As of September 30, 2025 and December 31, 2024, Bamboo’s nonredeemable noncontrolling interests include $2.6 and $0.0 related to management’s equity incentives.
(5) As of September 30, 2025, Distinguished’s nonredeemable noncontrolling interests include $21.2 related to management’s equity incentives.

Note 14. Segment Information

As of September 30, 2025, White Mountains conducted its operations through five reportable segments: (1) Ark/WM Outrigger, (2) HG Global, (3) Kudu, (4) Bamboo and (5) Distinguished, with its remaining operating businesses, holding companies and other assets included in Other Operations. White Mountains has made its segment determination based on consideration of the following criteria: (i) the nature of the business activities of each of the Company’s subsidiaries and affiliates; (ii) the manner in which the Company’s subsidiaries and affiliates are organized; (iii) the existence of primary managers responsible for specific subsidiaries and affiliates; and (iv) the organization of information provided to the Company’s CODMs and the Board of Directors. The Company’s CODMs are its Chief Executive Officer and its President and Chief Financial Officer. The CODMs utilize each segment’s pre-tax income (loss) in assessing each segment’s performance and allocating resources. Other measures of segment profitability are also reviewed by the CODMs. Significant intercompany transactions among White Mountains’s segments have been eliminated herein.
Effective September 30, 2025, as a result of the Bamboo Sale Transaction, the Bamboo Group’s assets and liabilities have been presented as held for sale in White Mountains’s consolidated balance sheet. See Note 2 - “Significant Transactions.”
Effective July 1, 2024, White Mountains no longer consolidates BAM. Through June 30, 2024, BAM’s results of operations were presented within the HG Global segment. See Note 2 — “Significant Transactions.”
The following tables present White Mountains’s pre-tax financial results by segment for the three and nine months ended September 30, 2025 and 2024:

	Ark/WM Outrigger						Other Operations	Total
Millions	Ark	WM Outrigger Re	HG Global	Kudu	Bamboo	Distinguished (1)
Three Months Ended September 30, 2025
Earned insurance premiums	$498.6	$43.6	$7.5	$—	$5.2	$—	$2.9	$557.8
Net investment income (2)	24.8	2.4	7.0	18.0	.6	.2	6.2	59.2
Net realized and unrealized investment gains (losses) (2)	17.8	—	7.2	36.1	.2	—	14.9	76.2
Net realized and unrealized investment gains (losses) from investment in MediaAlpha	—	—	—	—	—	—	7.7	7.7
Interest income from BAM Surplus Notes	—	—	7.5	—	—	—	—	7.5
Commission and fee revenues	—	—	—	—	63.9	14.1	4.3	82.3
Other revenues	2.3	—	.1	.3	1.5	—	69.3	73.5
Total revenues	543.5	46.0	29.3	54.4	71.4	14.3	105.3	864.2
Loss and LAE	252.4	2.2	—	—	3.3	—	.6	258.5
Acquisition expenses	92.4	14.4	2.0	—	2.0	—	1.0	111.8
Cost of sales	—	—	—	—	—	—	55.3	55.3
Broker commission expenses	—	—	—	—	21.5	5.5	—	27.0
General and administrative expenses (3) (4)	61.7	—	1.0	4.7	26.8	10.2	72.4	176.8
Change in fair value of contingent consideration	36.1	—	—	—	—	—	—	36.1
Interest expense	4.4	—	4.3	6.1	2.8	1.3	1.0	19.9
Total expenses	447.0	16.6	7.3	10.8	56.4	17.0	130.3	685.4
Pre-tax income (loss)	$96.5	$29.4	$22.0	$43.6	$15.0	$(2.7)	$(25.0)	$178.8
(1) Distinguished’s results are from September 2, 2025, the date of acquisition, through September 30, 2025.
(2) Net investment income and net realized and unrealized investment gains (losses) for both Bamboo and Distinguished are included in other revenues in the consolidated statement of operations.
(3) Ark’s general and administrative expenses include $33.6 of other underwriting expenses.
(4) Bamboo’s general and administrative expenses include $4.0 of amortization of other intangible assets.

	Ark/WM Outrigger
Millions	Ark	WM Outrigger Re	HG Global	Kudu	Bamboo	Other Operations	Total
Three Months Ended September 30, 2024
Earned insurance premiums	$507.2	$45.0	$7.5	$—	$10.6	$11.2	$581.5
Net investment income (1)	21.3	3.0	6.0	17.2	.6	9.6	57.7
Net realized and unrealized investment gains (losses) (1)	53.2	—	22.5	29.5	.7	29.7	135.6
Net realized and unrealized investment gains (losses) from investment in MediaAlpha	—	—	—	—	—	88.2	88.2
Interest income from BAM Surplus Notes	—	—	7.9	—	—	—	7.9
Change in fair value of BAM Surplus Notes	—	—	15.8	—	—	—	15.8
Unrealized loss on deconsolidation of BAM	—	—	(114.5)	—	—	—	(114.5)
Commission and fee revenues	—	—	—	—	42.7	4.1	46.8
Other revenues	3.7	—	—	.5	1.1	14.8	20.1
Total revenues	585.4	48.0	(54.8)	47.2	55.7	157.6	839.1
Loss and LAE	275.1	13.2	—	—	4.4	4.2	296.9
Acquisition expenses	83.3	13.0	1.9	—	3.7	4.5	106.4
Cost of sales	—	—	—	—	—	7.6	7.6
Broker commission expenses	—	—	—	—	15.9	—	15.9
General and administrative expenses (2) (3)	68.9	—	.3	3.6	16.2	32.9	121.9
Change in fair value of contingent consideration	34.2	—	—	—	—	—	34.2
Interest expense	4.9	—	5.8	5.7	—	.3	16.7
Total expenses	466.4	26.2	8.0	9.3	40.2	49.5	599.6
Pre-tax income (loss)	$119.0	$21.8	$(62.8)	$37.9	$15.5	$108.1	$239.5
(1) Bamboo’s net investment income and net realized and unrealized investment gains (losses) are included in other revenues in the consolidated statement of operations.
(2) Ark’s general and administrative expenses include $40.3 of other underwriting expenses.
(3) Bamboo’s general and administrative expenses include $3.9 of amortization of other intangible assets.

	Ark/WM Outrigger						Other Operations
Millions	Ark	WM Outrigger Re	HG Global	Kudu	Bamboo	Distinguished (1)		Total
Nine Months Ended September 30, 2025
Earned insurance premiums	$1,201.7	$62.7	$22.8	$—	$21.7	$—	$19.1	$1,328.0
Net investment income (2)	70.2	6.8	19.8	56.7	2.0	.2	24.5	180.2
Net realized and unrealized investment gains (losses) (2)	98.5	(.1)	20.3	80.9	.5	—	49.5	249.6
Net realized and unrealized investment gains (losses) from investment in MediaAlpha	—	—	—	—	—	—	1.6	1.6
Interest income from BAM Surplus Notes	—	—	22.5	—	—	—	—	22.5
Commission and fee revenues	—	—	—	—	167.2	14.1	12.4	193.7
Other revenues	10.8	—	.2	1.0	3.9	—	139.7	155.6
Total revenues	1,381.2	69.4	85.6	138.6	195.3	14.3	246.8	2,131.2
Loss and LAE	628.0	24.1	—	—	15.9	—	18.8	686.8
Acquisition expenses	272.0	15.5	5.9	—	8.0	—	7.0	308.4
Cost of sales	—	—	—	—	—	—	105.2	105.2
Broker commission expenses	—	—	—	—	56.8	5.5	—	62.3
General and administrative expenses (3) (4)	154.0	.1	2.6	12.3	69.4	10.2	161.7	410.3
Change in fair value of contingent consideration	74.2	—	—	—	—	—	—	74.2
Interest expense	12.9	—	13.4	18.6	7.8	1.3	2.3	56.3
Total expenses	1,141.1	39.7	21.9	30.9	157.9	17.0	295.0	1,703.5
Pre-tax income (loss)	$240.1	$29.7	$63.7	$107.7	$37.4	$(2.7)	$(48.2)	$427.7
(1) Distinguished’s results are from September 2, 2025, the date of acquisition, through September 30, 2025.
(2) Net investment income and net realized and unrealized investment gains (losses) for both Bamboo and Distinguished are included in other revenues in the consolidated statement of operations.
(3) Ark’s general and administrative expenses include $108.4 of other underwriting expenses.
(4) Bamboo’s general and administrative expenses include $12.0 of amortization of other intangible assets.

	Ark/WM Outrigger		HG Global				Other Operations
Millions	Ark	WM Outrigger Re	HG Global	BAM (1) (2)	Kudu	Bamboo		Total
Nine Months Ended September 30, 2024
Earned insurance premiums	$1,110.5	$62.8	$21.5	$2.8	$—	$27.0	$19.8	$1,244.4
Net investment income (3)	57.6	8.9	17.3	8.8	50.1	1.5	27.9	172.1
Net realized and unrealized investment gains (losses) (3)	84.1	—	13.2	(5.1)	77.5	.6	60.4	230.7
Net realized and unrealized investment gains (losses) from investment in MediaAlpha	—	—	—	—	—	—	159.7	159.7
Interest income (expense) from BAM Surplus Notes	—	—	21.1	(13.2)	—	—	—	7.9
Change in fair value of BAM Surplus Notes	—	—	15.8	—	—	—	—	15.8
Unrealized loss on deconsolidation of BAM	—	—	(114.5)	—	—	—	—	(114.5)
Commission and fee revenues	—	—	—	—	—	97.3	11.1	108.4
Other revenues	9.6	—	—	1.1	.5	2.4	43.7	57.3
Total revenues	1,261.8	71.7	(25.6)	(5.6)	128.1	128.8	322.6	1,881.8
Loss and LAE	630.4	13.6	—	—	—	14.5	8.1	666.6
Acquisition expenses	212.9	17.9	5.9	.4	—	9.7	7.1	253.9
Cost of sales	—	—	—	—	—	—	22.2	22.2
Broker commission expenses	—	—	—	—	—	37.9	—	37.9
General and administrative expenses (4) (5)	153.9	.1	1.3	33.5	10.5	43.9	126.4	369.6
Change in fair value of contingent consideration	47.5	—	—	—	—	—	—	47.5
Interest expense	15.0	—	13.4	—	16.7	—	1.6	46.7
Total expenses	1,059.7	31.6	20.6	33.9	27.2	106.0	165.4	1,444.4
Pre-tax income (loss)	$202.1	$40.1	$(46.2)	$(39.5)	$100.9	$22.8	$157.2	$437.4
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
(4) Ark’s general and administrative expenses include $103.9 of other underwriting expenses.
(5) Bamboo’s general and administrative expenses include $12.4 of amortization of other intangible assets.

The following tables present White Mountains’s revenues from external customers by country for three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025
Millions	United States	United Kingdom	Bermuda	Other	Total
Earned insurance premiums	$5.2	$335.2	$217.4	$—	$557.8
Commission and fee revenues	78.0	—	—	4.3	82.3
Other revenues (1)	68.8	—	—	—	68.8
Total	$152.0	$335.2	$217.4	$4.3	$708.9
(1) Amounts include revenues from external customers related to certain consolidated Other Operating Businesses.

	Three Months Ended September 30, 2024
Millions	United States	United Kingdom	Bermuda	Other	Total
Earned insurance premiums	$—	$326.4	$255.1	$—	$581.5
Commission and fee revenues	42.7	—	—	4.1	46.8
Other revenues (1)	14.1	—	—	—	14.1
Total	$56.8	$326.4	$255.1	$4.1	$642.4
(1) Amounts include revenues from external customers related to certain consolidated Other Operating Businesses.

	Nine Months Ended September 30, 2025
Millions	United States	United Kingdom	Bermuda	Other	Total
Earned insurance premiums	$21.7	$779.7	$526.6	$—	$1,328.0
Commission and fee revenues	181.3	—	—	12.4	193.7
Other revenues (1)	138.7	—	—	—	138.7
Total	$341.7	$779.7	$526.6	$12.4	$1,660.4
(1) Amounts include revenues from external customers related to certain consolidated Other Operating Businesses.

	Nine Months Ended September 30, 2024
Millions	United States	United Kingdom	Bermuda	Other	Total
Earned insurance premiums	$2.8	$697.5	$544.1	$—	$1,244.4
Commission and fee revenues	97.3	—	—	11.1	108.4
Other revenues (1)	42.3	—	—	—	42.3
Total	$142.4	$697.5	$544.1	$11.1	$1,395.1
(1) Amounts include revenues from external customers related to certain consolidated Other Operating Businesses.

The following table presents White Mountains’s balance sheet information by segment as of September 30, 2025 and December 31, 2024:

Millions Selected Balance Sheet Data	Ark/WM Outrigger	HG Global		Kudu	Distinguished	Other Operations		Total
September 30, 2025
Total investments	$3,694.1	$742.7		$1,239.0	$62.6	$1,260.2		$6,998.6
Total assets	$6,796.8	$1,266.1		$1,298.8	$713.7	$2,270.2	(1)(2)	$12,345.6
Total liabilities	$4,948.4	$488.5	(1)	$359.3	$276.0	$556.3	(1)(2)	$6,628.5
Redeemable noncontrolling interests	$—	$—		$—	$132.4	$—		$132.4
Total White Mountains’s common shareholders’ equity	$1,367.7	$789.5	(1)	$804.0	$230.0	$1,576.4	(1)(2)	$4,767.6
Nonredeemable noncontrolling interests	$480.7	$(11.9)		$135.5	$75.3	$137.5		$817.1
December 31, 2024
Total investments	$3,139.7	$667.6		$1,041.9	$—	$1,568.4		$6,417.6
Total assets	$5,299.0	$1,179.4		$1,108.4	$—	$2,338.8	(1)(2)	$9,925.6
Total liabilities	$3,664.8	$464.1	(1)	$316.7	$—	$349.0	(1)(2)	$4,794.6
Total White Mountains’s common shareholders’ equity	$1,223.8	$728.7	(1)	$664.1	$—	$1,867.1	(1)(2)	$4,483.7
Nonredeemable noncontrolling interests	$410.4	$(13.4)		$127.6	$—	$122.7		$647.3
(1) HG Global preferred dividends payable to White Mountains’s subsidiaries is eliminated in White Mountains’s consolidated financial statements. For segment reporting, the HG Global preferred dividends payable to White Mountains’s subsidiaries included within the HG Global segment are eliminated against the offsetting receivable included within Other Operations and therefore added back to White Mountains’s common shareholders’ equity within the HG Global segment. As of September 30, 2025 and December 31, 2024, the HG Global preferred dividends payable to White Mountains’s subsidiaries were $510.6 and $462.1.
(2) Amounts include held for sale balances. See Note 19 — “Held for Sale.”

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

WM Outrigger Re

White Mountains has determined that Outrigger Re Ltd. and its segregated accounts, including WM Outrigger Re, are VIEs. White Mountains is not the primary beneficiary of Outrigger Re Ltd. or its third-party segregated accounts. White Mountains is the primary beneficiary of WM Outrigger Re, as it has both the power to direct the activities that most significantly impact WM Outrigger Re’s economic performance and the obligation to absorb losses, or the right to receive returns, that could potentially be significant to WM Outrigger Re. As a result, White Mountains consolidates WM Outrigger Re’s results in its financial statements. The assets of WM Outrigger Re can only be used to settle the liabilities of WM Outrigger Re, and there is no recourse to the Company for any creditors of WM Outrigger Re. WM Outrigger Re’s obligations under its reinsurance agreement with GAIL are subject to an aggregate limit equal to the assets in its collateral trust at any point in time. As of September 30, 2025, investments of $228.4 million were held in its collateral trust account.

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
BAM’s assets can only be used to settle BAM’s obligations, and general creditors of BAM have no recourse to the Company or HG Global. HG Re’s obligations to BAM under the FLRT are subject to an aggregate limit equal to the assets in the Collateral Trusts at any point in time. As of September 30, 2025, the Collateral Trusts held assets of $1,001.6 million.

Distinguished

White Mountains has determined that Distinguished is a VIE. As a limited partnership, Distinguished is a VIE because the limited partnership interests do not have substantive kick-out rights or participating rights. White Mountains is the primary beneficiary of Distinguished, as it has both the power to direct the activities that most significantly impact Distinguished’s economic performance through its control of Distinguished’s general partner and the obligation to absorb losses, or the right to receive returns, that could potentially be significant to Distinguished through its basic units owned. As a result, White Mountains consolidates Distinguished’s results in its financial statements. The assets of Distinguished can only be used to settle the liabilities of Distinguished, and there is no recourse to the Company for any creditors of Distinguished.

PassportCard/DavidShield

As of September 30, 2025, White Mountains’s ownership interest in PassportCard/DavidShield was 53.8% (51.5% on a fully-diluted/fully-converted basis). White Mountains has determined that PassportCard/DavidShield is a VIE but that White Mountains is not the primary beneficiary and therefore does not consolidate PassportCard/DavidShield. The governance structure for PassportCard/DavidShield was designed to give White Mountains and its co-investor equal power to make the decisions that most significantly impact its operations. White Mountains does not have the unilateral power to direct the operations of PassportCard/DavidShield and does not hold a controlling financial interest. White Mountains’s ownership interest gives White Mountains the ability to exert significant influence over the significant financial and operating activities of PassportCard/DavidShield. Accordingly, White Mountains’s investment in PassportCard/DavidShield meets the criteria to be accounted for under the equity method. White Mountains has taken the fair value option for its investment in PassportCard/DavidShield. Changes in the fair value of PassportCard/DavidShield are recorded in net realized and unrealized investment gains (losses). As of September 30, 2025, White Mountains’s maximum exposure to loss on its equity investment in PassportCard/DavidShield and the non-interest-bearing loan to its co-investor is the total carrying value of $169.4 million.

BroadStreet

As of September 30, 2025, White Mountains’s ownership interest in the BroadStreet SPV was 10.9%. White Mountains has determined that the BroadStreet SPV is a VIE but that White Mountains is not the primary beneficiary and therefore does not consolidate the BroadStreet SPV. White Mountains’s ownership interest gives White Mountains the ability to exert significant influence over the significant financial and operating activities of the BroadStreet SPV. Accordingly, the BroadStreet SPV meets the criteria to be accounted for under the equity method. White Mountains has taken the fair value option for its investment in the BroadStreet SPV, which is measured at NAV as a practical expedient. Changes in the fair value of the BroadStreet SPV are recorded in net realized and unrealized investment gains (losses). As of September 30, 2025, White Mountains’s maximum exposure to loss on its limited partnership interest in the BroadStreet SPV is the carrying value of $150.0 million.

Elementum

As of September 30, 2025, White Mountains’s ownership interest in Elementum was 26.6% (25.4% on a fully-diluted/fully-converted basis). White Mountains has determined that Elementum is a VIE but that White Mountains is not the primary beneficiary and therefore does not consolidate Elementum. White Mountains’s ownership interest gives White Mountains the ability to exert significant influence over the significant financial and operating activities of Elementum. Accordingly, Elementum meets the criteria to be accounted for under the equity method. White Mountains has taken the fair value option for its investment in Elementum. Changes in the fair value of Elementum are recorded in net realized and unrealized investment gains (losses). As of September 30, 2025, White Mountains’s maximum exposure to loss on its limited partnership interest in Elementum is the carrying value of $35.0 million.

Bamboo CRV

White Mountains has determined that the Bamboo CRV is a VIE. White Mountains is the primary beneficiary of the Bamboo CRV, as it has both the power to direct the activities that most significantly impact the Bamboo CRV’s economic performance and the obligation to absorb losses, or the right to receive returns, that could potentially be significant to the Bamboo CRV. As a result, White Mountains consolidates the Bamboo CRV’s results in its financial statements. The assets of the Bamboo CRV can only be used to settle the liabilities of the Bamboo CRV, and there is no recourse to the Company for any creditors of the Bamboo CRV. As of September 30, 2025, the Bamboo CRV’s obligations under its reinsurance agreements are subject to an aggregate limit of approximately $6.0 million.

Limited Partnerships

White Mountains’s investments in limited partnerships are generally considered VIEs because the limited partnership interests do not have substantive kick-out rights or participating rights. White Mountains does not have the unilateral power to direct the operations of these limited partnerships, and therefore White Mountains is not the primary beneficiary and does not consolidate the limited partnerships. White Mountains has taken the fair value option for its investments in limited partnerships, which are generally measured at NAV as a practical expedient. As of September 30, 2025, White Mountains’s maximum exposure to loss on its investments in limited partnerships is the carrying value of $246.1 million.

Note 16. Equity Method Eligible Investments

White Mountains’s equity method eligible investments include Kudu’s Participation Contracts, White Mountains’s investment in MediaAlpha, PassportCard/DavidShield, BroadStreet SPV, Elementum, and certain other unconsolidated entities, private equity funds and hedge funds in which White Mountains has the ability to exert significant influence over the investee’s operating and financial policies. Under GAAP, equity method eligible investments are considered related parties.
The following table presents the ownership interests and carrying values of White Mountains’s equity method eligible investments as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
$ in Millions	Ownership Interest	Carrying Value	Ownership Interest	Carrying Value
Kudu’s Participation Contracts (1)	4.1% - 30.0%	$1,208.2	4.1% - 30.0%	$1,008.4
Investment in MediaAlpha	27.4%	$203.2	26.6%	$201.6
PassportCard/DavidShield	53.8%	$160.0	53.8%	$150.0
BroadStreet SPV	10.9%	$150.0	—%	$—
Elementum	26.6%	$35.0	26.6%	$35.0
Other equity method eligible investments, at fair value	Under 50.0%	$256.3	Under 50.0%	$243.7
(1) Ownership interest generally references basic ownership interest with the exception of Kudu’s Participation Contracts, which are noncontrolling equity interests in the form of revenue and earnings participation contracts.

For the three and nine months ended September 30, 2025, White Mountains received dividend and income distributions from equity method eligible investments of $22.8 million and $59.7 million, which were generally recorded within net investment income in the consolidated statements of operations. For the three and nine months ended September 30, 2024, White Mountains received dividend and income distributions from equity method eligible investments of $19.7 million and $57.9 million.

Note 17. Fair Value of Financial Instruments

    White Mountains records its financial instruments at fair value with the exception of debt obligations, which are recorded as debt at face value less unamortized debt issuance costs and original issue discount. See Note 7 — “Debt.”
    The following table presents the fair value and carrying value of these financial instruments as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
Millions	Fair Value	Carrying Value	Fair Value	Carrying Value
Ark 2021 Subordinated Notes	$179.6	$159.7	$173.9	$154.5
HG Global Senior Notes	$154.0	$147.7	$157.2	$147.4
Kudu Credit Facility	$289.4	$274.3	$253.3	$238.6
Bamboo Credit Facility	$106.6	$104.6	$—	$—
Distinguished Credit Facility	$139.6	$138.1	$—	$—
Distinguished other debt	$10.6	$10.6	$—	$—
Other Operations debt	$36.2	$35.4	$23.1	$22.0

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

Note 19. Held for Sale

Bamboo

On October 2, 2025, White Mountains entered into the Bamboo Sale Transaction to sell approximately 77% of its equity interest in Bamboo for cash and retain the remainder. The Bamboo Sale Transaction values Bamboo at an enterprise value of $1.75 billion. As a result of the Bamboo Sale Transaction, the Bamboo Group’s assets and liabilities have been presented as held for sale in White Mountains’s consolidated balance sheet as of September 30, 2025. Amounts as of December 31, 2024 have been reclassified to conform to the current period’s presentation. The Bamboo Sale Transaction is expected to close in the fourth quarter of 2025. Completion of the Bamboo Sale Transaction is subject to the receipt of certain regulatory approvals and other customary closing conditions. There is no condition with respect to the availability of financing to consummate the Bamboo Sale Transaction. See Note 2 — “Significant Transactions.

Summary of Reclassified Balances and Related Items

Net Assets Held for Sale

The following table summarizes the Bamboo Group’s assets and liabilities classified as held for sale as of September 30, 2025 and December 31, 2024. As of September 30, 2025 and December 31, 2024, the amounts presented exclude $6.2 million and $6.5 million of short-term investments, cash and other assets classified as assets held for sale and $4.3 million and $5.9 million of other liabilities classified as liabilities held for sale related to an Other Operating Business.

Millions	September 30, 2025	December 31, 2024
Assets held for sale
Fixed maturity investments, at fair value	$37.7	$40.7
Short-term investments, at fair value	25.5	17.3
Total investments	63.2	58.0
Cash (restricted $100.2 and $59.5)	136.5	74.5
Premiums, commissions and fees receivable	77.4	70.0
Goodwill and other intangible assets	343.0	355.0
Other assets	41.9	28.2
Total assets held for sale	$662.0	$585.7
Liabilities held for sale
Loss and loss adjustment expense reserves	$28.5	$17.8
Unearned insurance premiums	18.0	31.5
Premiums and commissions payable	114.8	88.1
Debt	104.6	—
Other liabilities	46.4	30.3
Total liabilities held for sale	312.3	167.7
Net assets held for sale	$349.7	$418.0

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
The following discussion also includes 11 non-GAAP financial measures: (i) Ark’s tangible book value, (ii) Kudu’s earnings before interest, taxes, depreciation and amortization (“EBITDA”), (iii) Kudu’s adjusted EBITDA, (iv) Bamboo’s MGA pre-tax income (loss), (v) Bamboo’s MGA net income (loss), (vi) Bamboo’s MGA EBITDA, (vii) Bamboo’s MGA adjusted EBITDA (viii) Distinguished’s ScaleCo net income (loss), (ix) Distinguished’s ScaleCo EBITDA (x) Distinguished’s ScaleCo adjusted EBITDA and (xi) total consolidated portfolio returns excluding MediaAlpha that have been reconciled from their most comparable GAAP financial measures on page 92. White Mountains believes these measures to be useful in evaluating White Mountains’s financial performance and condition.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 and 2024

Overview

White Mountains reported book value per share of $1,851 as of September 30, 2025, an increase of 3% for the third quarter of 2025 and 6% for the first nine months of 2025, including dividends. Results in the third quarter and first nine months of 2025 were driven primarily by good operating results and investment returns.
White Mountains reported book value per share of $1,795 as of September 30, 2024, an increase of 4% in the third quarter of 2024 and 9% in the first nine months of 2024, including dividends. Results in the third quarter and first nine months of 2024 were driven primarily by mark-to-market gains from the increase in MediaAlpha’s share price as well as solid operating results and good investment returns.
Comprehensive income (loss) attributable to common shareholders was $114 million and $272 million in the third quarter and first nine months of 2025 compared to $180 million and $361 million in the third quarter and first nine months of 2024. Results in the third quarter and first nine months of 2025 included $8 million and $2 million of unrealized investment gains from White Mountains’s investment in MediaAlpha compared to $88 million and $160 million of net realized and unrealized investment gains in the third quarter and first nine months of 2024.
On October 2, 2025, White Mountains entered into the Bamboo Sale Transaction to sell approximately 77% of its equity interest in Bamboo for cash and retain the remainder. The Bamboo Sale Transaction values Bamboo at an enterprise value of $1.75 billion. White Mountains expects to receive net cash proceeds of approximately $840 million and will retain a $250 million interest in Bamboo, representing approximately 15% on a fully-diluted/fully-converted basis. Including the estimated fourth quarter impact from the closing of the Bamboo Sale Transaction of approximately $325 per share, White Mountains’s book value per share would be $2,176 as of September 30, 2025. The estimated per share impact increased from the $310 previously reported to $325, driven primarily by expected distributions from Bamboo and certain compensation and other costs recorded in connection with the transaction in White Mountains’s third quarter financial statements. The Bamboo Group’s assets and liabilities have been presented as held for sale within Other Operations in White Mountains’s third quarter financial statements. The Bamboo Sale Transaction is expected to close in the fourth quarter of 2025.
On September 2, 2025, White Mountains closed its transaction to acquire a controlling financial interest in Distinguished, a full-service MGA and program administrator for specialty property & casualty insurance.
On July 18, 2025, White Mountains closed its transaction to deploy $150 million into BroadStreet through the BroadStreet SPV alongside co-lead investors Ethos Capital LP and British Columbia Investment Management Corporation. BroadStreet is an insurance brokerage company with a presence in all 50 U.S. states and ten Canadian provinces.
Including the expected proceeds from the Bamboo Sale Transaction, undeployed capital will be roughly $1.1 billion.

The Ark/WM Outrigger segment’s combined ratio was 73% and 83% in the third quarter and first nine months of 2025 compared to 77% and 84% in the third quarter and first nine months of 2024. The Ark/WM Outrigger segment reported gross written premiums of $366 million and $2,289 million, net written premiums of $287 million and $1,593 million and net earned premiums of $542 million and $1,264 million in the third quarter and first nine months of 2025 compared to gross written premiums of $374 million and $1,943 million, net written premiums of $339 million and $1,440 million and net earned premiums of $552 million and $1,173 million in the third quarter and first nine months of 2024. The Ark/WM Outrigger segment reported pre-tax income of $126 million and $270 million in the third quarter and first nine months of 2025 compared to $141 million and $242 million in the third quarter and first nine months of 2024.
Ark’s combined ratio was 76% and 84% in the third quarter and first nine months of 2025 and compared to 79% and 85% third quarter and first nine months of 2024. Ark’s combined ratio in the third quarter of 2025 included minimal catastrophe losses. Ark’s combined ratio in the first nine months of 2025 included seven points of catastrophe losses, driven primarily by losses related to the January 2025 California wildfires. This compares to 17 points and eight points of catastrophe losses in the third quarter and first nine months of 2024, driven primarily by Hurricanes Helene, Debby and Beryl as well as Calgary hailstorms. Non-catastrophe losses in the third quarter and first nine months of 2025 included $30 million on a net basis related to a refinery fire in California. Ark’s combined ratio included zero points and five points of net favorable prior year development in the third quarter and first nine months of 2025, driven by the property and specialty lines of business. This included four points of unfavorable development in the first nine months of 2025 related to aviation losses from the conflict in Ukraine and Russia. This compares to five points and three points of net favorable prior year development in the third quarter and first nine months of 2024, driven primarily by the property line of business.
Ark reported gross written premiums of $366 million and $2,289 million, net written premiums of $283 million and $1,510 million and net earned premiums of $499 million and $1,202 million in the third quarter and first nine months of 2025 compared to gross written premiums of $374 million and $1,943 million, net written premiums of $331 million and $1,358 million and net earned premiums of $507 million and $1,111 million in the third quarter and first nine months of 2024. Premium growth in the first nine months of 2025 was driven primarily by the addition of new underwriting teams and classes of business in the property and specialty lines of business. Ark reported pre-tax income of $97 million and $240 million in the third quarter and first nine months of 2025 compared to $119 million and $202 million in the third quarter and first nine months of 2024. Ark’s results included net realized and unrealized investment gains of $18 million and $99 million in the third quarter and first nine months of 2025 compared to $53 million and $84 million in the third quarter and first nine months of 2024.
WM Outrigger Re’s combined ratio was 38% and 63% in the third quarter and first nine months of 2025 compared to 58% and 50% in the third quarter and first nine months of 2024. Catastrophe losses in the first nine months of 2025 included $19 million of losses related to the California wildfires, net of reinstatement premiums.
WM Outrigger Re reported gross written premiums of $4 million and $84 million and net earned premiums of $44 million and $63 million in the third quarter and first nine months of 2025 compared to gross written premiums of $9 million and $82 million and net earned premiums of $45 million and $63 million in the third quarter and first nine months of 2024. WM Outrigger Re reported pre-tax income of $29 million and $30 million in the third quarter and first nine months of 2025 compared to $22 million and $40 million in the third quarter and first nine months of 2024. Through September 30, 2025, WM Outrigger Re has generated pre-tax income of $40 million from the 2025 underwriting year, $28 million from the 2024 underwriting year and $76 million from the 2023 underwriting year. White Mountains’s capital commitment to WM Outrigger Re was $150 million for the 2025 underwriting year, $130 million for the 2024 underwriting year and $205 million for the 2023 underwriting year.
HG Global reported gross written premiums of $16 million and $42 million and earned premiums of $8 million and $23 million in the third quarter and first nine months of 2025 compared to gross written premiums of $14 million and $35 million and earned premiums of $8 million and $22 million in the third quarter and first nine months of 2024. HG Global’s total par value of policies assumed was $850 million and $2,208 million in the third quarter and first nine months of 2025 compared to $688 million and $2,012 million in the third quarter and first nine months of 2024. HG Global’s total gross pricing was 187 and 189 basis points in the third quarter and first nine months of 2025 compared to 203 and 171 basis points in the third quarter and first nine months of 2024. HG Global reported pre-tax income (loss) of $22 million and $64 million in the third quarter and first nine months of 2025 compared to $(63) million and $(46) million in the third quarter and first nine months of 2024. HG Global’s results included net realized and unrealized investment gains of $7 million and $20 million in the third quarter and first nine months of 2025 compared to $23 million and $13 million in the third quarter and first nine months of 2024, driven by a decrease in interest rates. HG Global’s results in the third quarter and first nine months of 2024 also included the loss on deconsolidation of $115 million, partially offset by an increase in fair value of the BAM surplus notes of $16 million during the third quarter of 2024. The fair value of the BAM Surplus Notes was $396 million as of September 30, 2025 compared to $397 million as of June 30, 2025. The decline was driven by $8 million of principal and interest payments, largely offset by approximately $8 million of accrued interest.

Kudu reported total revenues of $54 million and $139 million, pre-tax income of $44 million and $108 million and adjusted EBITDA of $15 million and $47 million in the third quarter and first nine months of 2025 compared to total revenues of $47 million and $128 million, pre-tax income of $38 million and $101 million and adjusted EBITDA of $14 million and $41 million in the third quarter and first nine months of 2024. Total revenues, pre-tax income and adjusted EBITDA included $18 million and $57 million of net investment income in the third quarter and first nine months of 2025 compared to $17 million and $50 million in the third quarter and first nine months of 2024. Total revenues and pre-tax income also included $36 million and $81 million of net realized and unrealized investment gains in the third quarter and first nine months of 2025 compared to $30 million and $78 million in the third quarter and first nine months of 2024.
Kudu deployed $120 million, including transaction costs, into two new asset management firms in 2025. As of September 30, 2025, Kudu has deployed $1.1 billion, including transaction costs, into 29 asset and wealth management firms globally, including three that have been exited. As of September 30, 2025, the asset and wealth management firms have combined assets under management (“AUM”) of approximately $146 billion, spanning a range of asset classes.
Bamboo reported commission and fee revenues of $64 million and $167 million and pre-tax income of $15 million and $37 million in the third quarter and first nine months of 2025 compared to commission and fee revenues of $43 million and $97 million and pre-tax income of $16 million and $23 million in the third quarter and first nine months of 2024. Bamboo reported MGA pre-tax income of $15 million and $40 million and MGA adjusted EBITDA of $28 million and $74 million in the third quarter and first nine months of 2025 compared to MGA pre-tax income of $14 million and $21 million and MGA adjusted EBITDA of $19 million and $37 million in the third quarter and first nine months of 2024. Managed premiums, which represent the total premiums placed by Bamboo, were $221 million and $558 million in the third quarter and first nine months of 2025 compared to $148 million and $358 million in the third quarter and first nine months of 2024. The increase in managed premiums was driven by growth in the renewal book as well as new business volume.
For the period from September 2, 2025, the date of acquisition, through September 30, 2025, Distinguished reported managed premiums of $43 million, commission and fee revenues of $14 million, pre-tax loss of $3 million and ScaleCo adjusted EBITDA of $1 million.
As of September 30, 2025, White Mountains owned 17.9 million shares of MediaAlpha, representing a 27% basic ownership interest (25% on a fully-diluted/fully-converted basis). As of September 30, 2025, MediaAlpha’s share price was $11.38 per share, which increased from $10.95 per share as of June 30, 2025. The carrying value of White Mountains’s investment in MediaAlpha was $203 million as of September 30, 2025 compared to $196 million at June 30, 2025. At White Mountains’s current level of ownership, each $1.00 per share increase or decrease in the share price of MediaAlpha will result in an approximate $7.00 per share increase or decrease in White Mountains’s book value per share.
White Mountains’s total consolidated portfolio return on invested assets was 2.1% in the third quarter of 2025, which included $8 million of unrealized investment gains from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total consolidated portfolio return on invested assets was 2.0% in the third quarter of 2025, driven primarily by net investment income and net unrealized investment gains from the other long-term investments and fixed income portfolios. White Mountains’s total consolidated portfolio return on invested assets was 4.6% in the third quarter of 2024, which included $88 million of unrealized investment gains from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total consolidated portfolio return on invested assets was 3.3% in the third quarter of 2024, driven primarily by net investment income and net unrealized investment gains from the fixed income and other long-term investments portfolios.
White Mountains’s total consolidated portfolio return on invested assets was 6.6% in the first nine months of 2025, which included $2 million of unrealized investment gains from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total consolidated portfolio return on invested assets was 6.8% in the first nine months of 2025, driven primarily by net investment income and net unrealized investment gains from the other long-term investments and fixed income portfolios. White Mountains’s total consolidated portfolio return on invested assets was 9.4% in the first nine months of 2024, which included $160 million of net realized and unrealized investment gains from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total consolidated portfolio return on invested assets was 6.9% in the first nine months of 2024, driven primarily by net investment income and net unrealized investment gains from the fixed income, common equity securities and other-long term investments portfolios.

Book Value Per Share

The following table presents White Mountains’s book value per share as of September 30, 2025, June 30, 2025, December 31, 2024 and September 30, 2024:

	September 30, 2025	June 30, 2025	December 31, 2024	September 30, 2024
Book value per share numerator (in millions):
White Mountains’s common shareholders’ equity	$4,767.6	$4,644.5	$4,483.7	$4,610.6
Book value per share denominator (in thousands of shares):
Common shares outstanding	2,575.2	2,575.1	2,568.1	2,568.1

Book value per share	$1,851.33	$1,803.57	$1,745.87	$1,795.31

Year-to-date dividends paid per share	$1.00	$1.00	$1.00	$1.00

Goodwill and Other Intangible Assets

The following table presents goodwill and other intangible assets that are included in White Mountains’s book value as of September 30, 2025, June 30, 2025, December 31, 2024 and September 30, 2024:

Millions	September 30, 2025	June 30, 2025	December 31, 2024	September 30, 2024
Goodwill:
Ark	$116.8	$116.8	$116.8	$116.8
Kudu	7.6	7.6	7.6	7.6
Bamboo	270.4	270.4	270.4	270.4
Distinguished (1)	595.4	—	—	—
Other Operations (1)	102.1	139.8	44.4	44.4
Total goodwill	1,092.3	534.6	439.2	439.2
Other intangible assets:
Ark	175.7	175.7	175.7	175.7
Kudu	.1	.2	.4	.4
Bamboo	72.6	76.6	84.6	88.6
Other Operations (1)	52.2	18.3	20.4	21.8
Total other intangible assets	300.6	270.8	281.1	286.5
Total goodwill and other intangible assets (2)	1,392.9	805.4	720.3	725.7
Goodwill and other intangible assets attributed to noncontrolling interests (3)	(482.9)	(219.9)	(190.5)	(191.9)
Goodwill and other intangible assets included in White Mountains’s common shareholders’ equity	$910.0	$585.5	$529.8	$533.8
(1) The relative fair values of goodwill and other intangible assets recognized in connection with the Distinguished Transaction and the Enterprise Solutions Transaction had not yet been finalized. All amounts related to the Distinguished Transaction were reflected as goodwill as of September 30, 2025. See Note 2 — “Significant Transactions.” on page 12.
(2) See Note 4 — “Goodwill and Other Intangible Assets” on page 27 for details of other intangible assets.
(3) Amounts reflect the basic ownership percentage of the noncontrolling shareholders.

Summary of Consolidated Results

The following table presents White Mountains’s consolidated financial results by industry for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2025	2024	2025	2024
Revenues:
P&C Insurance and Reinsurance revenues	$589.5	$633.4	$1,450.6	$1,333.5
Financial Guarantee revenues	29.3	(54.8)	85.6	(31.2)
Asset Management revenues	54.4	47.2	138.6	128.1
P&C Insurance Distribution revenues	71.4	55.7	195.3	128.8
Specialty Insurance Distribution	14.3	—	14.3	—
Other Operations revenues	105.3	157.6	246.8	322.6
Total revenues	864.2	839.1	2,131.2	1,881.8
Expenses:
P&C Insurance and Reinsurance expenses	463.6	492.6	1,180.8	1,091.3
Financial Guarantee expenses	7.3	8.0	21.9	54.5
Asset Management expenses	10.8	9.3	30.9	27.2
P&C Insurance Distribution expenses	56.4	40.2	157.9	106.0
Specialty Insurance Distribution	17.0	—	17.0	—
Other Operations expenses	130.3	49.5	295.0	165.4
Total expenses	685.4	599.6	1,703.5	1,444.4
Pre-tax income (loss):
P&C Insurance and Reinsurance pre-tax income (loss)	125.9	140.8	269.8	242.2
Financial Guarantee pre-tax income (loss)	22.0	(62.8)	63.7	(85.7)
Asset Management pre-tax income (loss)	43.6	37.9	107.7	100.9
P&C Insurance Distribution pre-tax income (loss)	15.0	15.5	37.4	22.8
Specialty Insurance Distribution	(2.7)	—	(2.7)	—
Other Operations pre-tax income (loss)	(25.0)	108.1	(48.2)	157.2
Total pre-tax income (loss)	178.8	239.5	427.7	437.4

Net income (loss):
Income tax (expense) benefit	(17.1)	(11.6)	(39.6)	(28.9)
Net income (loss)	161.7	227.9	388.1	408.5
Net (income) loss attributable to noncontrolling interests	(47.9)	(48.9)	(117.5)	(47.7)
Net income (loss) attributable to White Mountains’s common shareholders	113.8	179.0	270.6	360.8
Comprehensive income (loss):
Other comprehensive income (loss), net of tax	(.6)	1.3	2.5	1.1
Comprehensive income (loss)	113.2	180.3	273.1	361.9
Other comprehensive (income) loss attributable to noncontrolling interests	.3	(.5)	(.8)	(.5)
Comprehensive income (loss) attributable to White Mountains’s common shareholders	$113.5	$179.8	$272.3	$361.4

I. SUMMARY OF OPERATIONS BY SEGMENT

As of September 30, 2025, White Mountains conducted its operations through five reportable segments: (1) Ark/WM Outrigger, (2) HG Global, (3) Kudu, (4) Bamboo and (5) Distinguished, with its remaining operating businesses, holding companies and other assets included in Other Operations. White Mountains has made its segment determination based on consideration of the following criteria: (i) the nature of the business activities of each of the Company’s subsidiaries and affiliates; (ii) the manner in which the Company’s subsidiaries and affiliates are organized; (iii) the existence of primary managers responsible for specific subsidiaries and affiliates; and (iv) the organization of information provided to the Company’s CODMs and its Board of Directors. Significant intercompany transactions among White Mountains’s segments have been eliminated herein. White Mountains’s segment information is presented in Note 14 — “Segment Information” to the Consolidated Financial Statements.
Effective September 30, 2025, as a result of the Bamboo Sale Transaction, the Bamboo Group’s assets and liabilities have been presented as held for sale in White Mountains’s consolidated balance sheets. See Note 2 - “Significant Transactions.”
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
The following tables present the components of pre-tax income (loss) included in the Ark/WM Outrigger segment for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025
Millions	Ark	WM Outrigger Re	Eliminations	Total
Direct written premiums	$240.0	$—	$—	$240.0
Assumed written premiums	126.4	3.6	(3.6)	126.4
Gross written premiums	366.4	3.6	(3.6)	366.4
Ceded written premiums	(83.0)	—	3.6	(79.4)
Net written premiums	$283.4	$3.6	$—	$287.0

Earned insurance premiums	$498.6	$43.6	$—	$542.2
Net investment income	24.8	2.4	—	27.2
Net realized and unrealized investment gains (losses)	17.8	—	—	17.8
Other revenues	2.3	—	—	2.3
Total revenues	543.5	46.0	—	589.5
Loss and LAE	252.4	2.2	—	254.6
Acquisition expenses	92.4	14.4	—	106.8
General and administrative expenses - other underwriting	33.6	—	—	33.6
General and administrative expenses - all other	28.1	—	—	28.1
Change in fair value of contingent consideration	36.1	—	—	36.1
Interest expense	4.4	—	—	4.4
Total expenses	447.0	16.6	—	463.6
Pre-tax income (loss)	$96.5	$29.4	$—	$125.9

	Three Months Ended September 30, 2024
Millions	Ark	WM Outrigger Re	Eliminations	Total
Direct written premiums	$239.0	$—	$—	$239.0
Assumed written premiums	134.6	8.8	(8.8)	134.6
Gross written premiums	373.6	8.8	(8.8)	373.6
Ceded written premiums	(43.0)	—	8.8	(34.2)
Net written premiums	$330.6	$8.8	$—	$339.4

Earned insurance premiums	$507.2	$45.0	$—	$552.2
Net investment income	21.3	3.0	—	24.3
Net realized and unrealized investment gains (losses)	53.2	—	—	53.2
Other revenues	3.7	—	—	3.7
Total revenues	585.4	48.0	—	633.4
Loss and LAE	275.1	13.2	—	288.3
Acquisition expenses	83.3	13.0	—	96.3
General and administrative expenses - other underwriting	40.3	—	—	40.3
General and administrative expenses - all other	28.6	—	—	28.6
Change in fair value of contingent consideration	34.2	—	—	34.2
Interest expense	4.9	—	—	4.9
Total expenses	466.4	26.2	—	492.6
Pre-tax income (loss)	$119.0	$21.8	$—	$140.8

	Nine Months Ended September 30, 2025
Millions	Ark	WM Outrigger Re	Eliminations	Total
Direct written premiums	$1,013.4	$—	$—	$1,013.4
Assumed written premiums	1,275.8	83.7	(83.7)	1,275.8
Gross written premiums	2,289.2	83.7	(83.7)	2,289.2
Ceded written premiums	(779.6)	—	83.7	(695.9)
Net written premiums	$1,509.6	$83.7	$—	$1,593.3

Earned insurance premiums	$1,201.7	$62.7	$—	$1,264.4
Net investment income	70.2	6.8	—	77.0
Net realized and unrealized investment gains (losses)	98.5	(.1)	—	98.4
Other revenues	10.8	—	—	10.8
Total revenues	1,381.2	69.4	—	1,450.6
Loss and LAE	628.0	24.1	—	652.1
Acquisition expenses	272.0	15.5	—	287.5
General and administrative expenses - other underwriting	108.4	—	—	108.4
General and administrative expenses - all other	45.6	.1	—	45.7
Change in fair value of contingent consideration	74.2	—	—	74.2
Interest expense	12.9	—	—	12.9
Total expenses	1,141.1	39.7	—	1,180.8
Pre-tax income (loss)	$240.1	$29.7	$—	$269.8

	Nine Months Ended September 30, 2024
Millions	Ark	WM Outrigger Re	Eliminations	Total
Direct written premiums	$863.4	$—	$—	$863.4
Assumed written premiums	1,079.3	82.0	(82.0)	1,079.3
Gross written premiums	1,942.7	82.0	(82.0)	1,942.7
Ceded written premiums	(584.5)	—	82.0	(502.5)
Net written premiums	$1,358.2	$82.0	$—	$1,440.2

Earned insurance premiums	$1,110.5	$62.8	$—	$1,173.3
Net investment income	57.6	8.9	—	66.5
Net realized and unrealized investment gains (losses)	84.1	—	—	84.1
Other revenues	9.6	—	—	9.6
Total revenues	1,261.8	71.7	—	1,333.5
Loss and LAE	630.4	13.6	—	644.0
Acquisition expenses	212.9	17.9	—	230.8
General and administrative expenses - other underwriting	103.9	—	—	103.9
General and administrative expenses - all other	50.0	.1	—	50.1
Change in fair value of contingent consideration	47.5	—	—	47.5
Interest expense	15.0	—	—	15.0
Total expenses	1,059.7	31.6	—	1,091.3
Pre-tax income (loss)	$202.1	$40.1	$—	$242.2
Ark/WM Outrigger Results—Three Months Ended September 30, 2025 versus Three Months Ended September 30, 2024
The Ark/WM Outrigger segment’s combined ratio was 73% and 77% in the third quarter of 2025 and 2024. The Ark/WM Outrigger segment reported gross written premiums of $366 million, net written premiums of $287 million and net earned premiums of $542 million in the third quarter of 2025 compared to gross written premiums of $374 million, net written premiums of $339 million and net earned premiums of $552 million in the third quarter of 2024. The Ark/WM Outrigger segment reported pre-tax income of $126 million in the third quarter of 2025 compared to $141 million in the third quarter of 2024.
Ark’s combined ratio was 76% and 79% in the third quarter of 2025 and 2024. Catastrophe losses were minimal in the third quarter of 2025 compared to seventeen points in the third quarter of 2024, driven primarily by Hurricanes Helene, Debby and Beryl as well as Calgary hailstorms. Non-catastrophe losses in the third quarter of 2025 included $30 million on a net basis related to a refinery fire in California. Ark’s combined ratio in the third quarter of 2025 included zero points of net favorable prior year loss reserve development, driven primarily by four points of net favorable development in the property and specialty lines of business, offset by four points of unfavorable development related to aviation losses from the conflict in Ukraine and Russia. This compares to five points of net favorable prior year loss reserve development in the third quarter of 2024, driven primarily by the property line of business.
Ark reported gross written premiums of $366 million, net written premiums of $283 million and net earned premiums of $499 million in the third quarter of 2025 compared to gross written premiums of $374 million, net written premiums of $331 million and net earned premiums of $507 million in the third quarter of 2024. The decrease in gross written premiums was driven primarily by non-recurring reinstatement premiums related to prior year catastrophes and the timing of a structured property reinsurance program that incepted in the third quarter of 2024 and renewed in the second quarter of 2025, which collectively impacted prior year gross written premiums by roughly $40 million, partially offset by growth in the specialty and marine & energy lines of business. Ark reported pre-tax income of $97 million in the third quarter of 2025 compared to $119 million in the third quarter of 2024. Ark’s results included net realized and unrealized investment gains of $18 million in the third quarter of 2025, driven primarily by net realized and unrealized investment gains from common equity securities and fixed maturity investments, compared to net realized and unrealized investment gains of $53 million in the third quarter of 2024, driven primarily by net unrealized investment gains from fixed maturity securities due to the decrease in interest rates. Ark’s results also included a $36 million expense related to the increase in fair value of White Mountains’s contingent consideration liability in the third quarter of 2025 compared to $34 million in the third quarter of 2024.
WM Outrigger Re’s combined ratio was 38% in the third quarter of 2025 compared to 58% in the third quarter of 2024. Catastrophe losses were minimal in the third quarter of 2025. Catastrophe losses in third quarter of 2024 included Hurricanes Helene, Debby and Beryl as well as Calgary hailstorms. In the third quarter of 2025, WM Outrigger Re’s combined ratio was 40% for the 2025 underwriting year and 99% for the 2024 underwriting year. In the third quarter of 2024, WM Outrigger Re’s combined ratio was 58% for the 2024 underwriting year and 61% for the 2023 underwriting year.

WM Outrigger Re reported gross written premiums of $4 million and net earned premiums of $44 million in the third quarter of 2025 compared to gross written premiums of $9 million and net earned premiums of $45 million in the third quarter of 2024. WM Outrigger Re reported pre-tax income of $29 million, all of which was attributable to the 2025 underwriting year. WM Outrigger Re reported pre-tax income of $22 million in the third quarter of 2024, substantially all of which was attributable to the 2024 underwriting year.
The following tables present the Ark/WM Outrigger segment’s insurance premiums, insurance expenses and insurance ratios for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025
$ in Millions	Ark	WM Outrigger Re	Eliminations	Total
Insurance premiums:
Gross written premiums	$366.4	$3.6	$(3.6)	$366.4
Net written premiums	$283.4	$3.6	$—	$287.0
Net earned premiums	$498.6	$43.6	$—	$542.2

Insurance expenses:
Loss and LAE	$252.4	$2.2	$—	$254.6
Acquisition expenses	92.4	14.4	—	106.8
Other underwriting expenses (1)	33.6	—	—	33.6
Total insurance expenses	$378.4	$16.6	$—	$395.0

Insurance ratios:
Loss and LAE	50.6%	5.0%	—%	47.0%
Acquisition expense	18.5	33.1	—	19.7
Other underwriting expense	6.7	—	—	6.2
Combined Ratio	75.8%	38.1%	—%	72.9%
(1) Included within general and administrative expenses in the consolidated statement of operations.

	Three Months Ended September 30, 2024
$ in Millions	Ark	WM Outrigger Re	Eliminations	Total
Insurance premiums:
Gross written premiums	$373.6	$8.8	$(8.8)	$373.6
Net written premiums	$330.6	$8.8	$—	$339.4
Net earned premiums	$507.2	$45.0	$—	$552.2

Insurance expenses:
Loss and LAE	$275.1	$13.2	$—	$288.3
Acquisition expenses	83.3	13.0	—	96.3
Other underwriting expenses (1)	40.3	—	—	40.3
Total insurance expenses	$398.7	$26.2	$—	$424.9

Insurance ratios:
Loss and LAE	54.2%	29.3%	—%	52.2%
Acquisition expense	16.4	28.9	—	17.4
Other underwriting expense	7.9	—	—	7.3
Combined Ratio	78.5%	58.2%	—%	76.9%
(1) Included within general and administrative expenses in the consolidated statement of operations.

The following table presents WM Outrigger Re’s insurance premiums, combined ratio and pre-tax income by underwriting year for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025			2024
$ in Millions	2025 Underwriting Year	2024 Underwriting Year	Total	2024 Underwriting Year	2023 Underwriting Year	Total
Insurance premiums:
Gross written premiums	$4.9	$(1.3)	$3.6	$8.6	$.2	$8.8
Net written premiums	$4.9	$(1.3)	$3.6	$8.6	$.2	$8.8
Net earned premiums	$44.9	$(1.3)	$43.6	$44.7	$.3	$45.0

Combined Ratio	40.2%	98.8%	38.1%	58.2%	61.3%	58.2%

Pre-tax income	$29.4	$—	$29.4	$21.7	$.1	$21.8

Gross Written Premiums
Gross written premiums decreased 2% to $366 million in the third quarter of 2025 compared to $374 million in the third quarter of 2024, with risk adjusted rate change of -4%. The decrease in gross written premiums was driven primarily by non-recurring reinstatement premiums related to prior year catastrophes and the timing of a structured property reinsurance program that incepted in the third quarter of 2024 and renewed in the second quarter of 2025, partially offset by growth in the specialty and marine & energy lines of business.
The following table presents the Ark/WM Outrigger segment’s gross written premiums by line of business for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
Millions	2025	2024
Property	$150.4	$186.9
Specialty	78.9	69.6
Marine & Energy	67.6	57.8
Casualty	53.2	43.4
Accident & Health	16.3	15.9
Total Gross Written Premiums	$366.4	$373.6

Ark/WM Outrigger Results—Nine Months Ended September 30, 2025 versus Nine Months Ended September 30, 2024
The Ark/WM Outrigger segment’s combined ratio was 83% in the first nine months of 2025 compared to 84% in the first nine months of 2024. The Ark/WM Outrigger segment reported gross written premiums of $2,289 million, net written premiums of $1,593 million and net earned premiums of $1,264 million in the first nine months of 2025 compared to gross written premiums of $1,943 million, net written premiums of $1,440 million and net earned premiums of $1,173 million in the first nine months of 2024. The Ark/WM Outrigger segment reported pre-tax income of $270 million in the first nine months of 2025 compared to $242 million in the first nine months of 2024.
Ark’s combined ratio was 84% in the first nine months of 2025 compared to 85% in the first nine months of 2024. Ark’s combined ratio in the first nine months of 2025 included seven points of catastrophe losses, driven by losses related to the January 2025 California wildfires of $75 million on a net basis after reinsurance and reinstatement premiums, compared to eight points of catastrophe losses in the first nine months of 2024, driven primarily by Hurricanes Helene, Debby and Beryl as well as Calgary hailstorms. Non-catastrophe losses in the first nine months of 2025 included $30 million on a net basis related to a refinery fire in California. Ark’s combined ratio in the first nine months of 2025 included five points of net favorable prior year loss reserve development, driven primarily by nine points of net favorable development in the property and specialty lines of business, partially offset by four points of unfavorable development related to aviation losses from the conflict in Ukraine and Russia. This compares to three points of net favorable prior year loss reserve development in the first nine months of 2024, driven primarily by the property line of business.
Ark reported gross written premiums of $2,289 million, net written premiums of $1,510 million and net earned premiums of $1,202 million in the first nine months of 2025 compared to gross written premiums of $1,943 million, net written premiums of $1,358 million and net earned premiums of $1,111 million in the first nine months of 2024. The increase in gross written premiums was driven primarily by the addition of new underwriting teams and classes of business in the property and specialty lines of business.
Ark reported pre-tax income of $240 million in the first nine months of 2025 compared to $202 million in the first nine months of 2024. Ark’s results included net realized and unrealized investment gains of $99 million in the first nine months of 2025, driven primarily by net unrealized investment gains from other long-term investments, common equity securities and foreign currency, compared to $84 million in the first nine months of 2024, driven primarily by net unrealized investment gains from common equity securities and net unrealized investment gains from fixed maturity securities due to the decrease in interest rates. Ark’s results for the first nine months of 2025 also included a $74 million expense related to the increase in fair value of White Mountains’s contingent consideration liability compared to $48 million in the first nine months of 2024.
WM Outrigger Re’s combined ratio was 63% in the first nine months of 2025 compared to 50% in the first nine months of 2024. Catastrophe losses in the first nine months of 2025 included $19 million of losses related to the California wildfires, net of reinstatement premiums. Catastrophe losses in 2024 included Hurricanes Helene, Debby and Beryl as well as Calgary hailstorms. WM Outrigger Re’s losses related to the California wildfires were $2 million for the 2025 underwriting year and $17 million for the 2024 underwriting year. In the first nine months of 2025, WM Outrigger Re’s combined ratio was 42% for the 2025 underwriting year and 279% for the 2024 underwriting year. In the first nine months of 2024, WM Outrigger Re’s combined ratio was 52% for the 2024 underwriting year and 30% for the 2023 underwriting year.
WM Outrigger Re reported gross written premiums of $84 million and net earned premiums of $63 million in the first nine months of 2025 compared to gross written premiums of $82 million and net earned premiums of $63 million in the first nine months of 2024. WM Outrigger Re reported pre-tax income of $30 million in the first nine months of 2025, of which $40 million related to the 2025 underwriting year and $(10) million related to the 2024 underwriting year. WM Outrigger Re reported pre-tax income of $40 million in the first nine months of 2024, of which $36 million related to the 2024 underwriting year and $4 million related to the 2023 underwriting year.

The following tables present the Ark/WM Outrigger segment’s insurance premiums, insurance expenses and insurance ratios for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30, 2025
$ in Millions	Ark	WM Outrigger Re	Eliminations	Total
Insurance premiums:
Gross written premiums	$2,289.2	$83.7	$(83.7)	$2,289.2
Net written premiums	$1,509.6	$83.7	$—	$1,593.3
Net earned premiums	$1,201.7	$62.7	$—	$1,264.4

Insurance expenses:
Loss and LAE	$628.0	$24.1	$—	$652.1
Acquisition expenses	272.0	15.5	—	287.5
Other underwriting expenses (1)	108.4	—	—	108.4
Total insurance expenses	$1,008.4	$39.6	$—	$1,048.0

Insurance ratios:
Loss and LAE	52.3%	38.4%	—%	51.6%
Acquisition expense	22.6	24.8	—	22.7
Other underwriting expense	9.0	—	—	8.6
Combined Ratio	83.9%	63.2%	—%	82.9%
(1) Included within general and administrative expenses in the consolidated statement of operations.

	Nine Months Ended September 30, 2024
$ in Millions	Ark	WM Outrigger Re	Eliminations	Total
Insurance premiums:
Gross written premiums	$1,942.7	$82.0	$(82.0)	$1,942.7
Net written premiums	$1,358.2	$82.0	$—	$1,440.2
Net earned premiums	$1,110.5	$62.8	$—	$1,173.3

Insurance expenses:
Loss and LAE	$630.4	$13.6	$—	$644.0
Acquisition expenses	212.9	17.9	—	230.8
Other underwriting expenses (1)	103.9	—	—	103.9
Total insurance expenses	$947.2	$31.5	$—	$978.7

Insurance ratios:
Loss and LAE	56.8%	21.7%	—%	54.9%
Acquisition expense	19.2	28.5	—	19.7
Other underwriting expense	9.4	—	—	8.9
Combined Ratio	85.4%	50.2%	—%	83.5%
(1) Included within general and administrative expenses in the consolidated statement of operations.

The following table presents WM Outrigger Re’s insurance premiums, combined ratio and pre-tax income by underwriting year for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025			2024
$ in Millions	2025 Underwriting Year	2024 Underwriting Year	Total	2024 Underwriting Year	2023 Underwriting Year	Total
Insurance premiums:
Gross written premiums	$82.5	$1.2	$83.7	$81.8	$.2	$82.0
Net written premiums	$82.5	$1.2	$83.7	$81.8	$.2	$82.0
Net earned premiums	$57.1	$5.6	$62.7	$56.9	$5.9	$62.8

Combined Ratio	42.3%	279.2%	63.2%	52.3%	30.1%	50.2%

Pre-tax income	$39.7	$(10.0)	$29.7	$36.0	$4.1	$40.1
Through September 30, 2025, WM Outrigger Re has generated pre-tax income of $40 million from the 2025 underwriting year, $28 million from the 2024 underwriting year and $76 million from the 2023 underwriting year. White Mountains’s capital commitment to WM Outrigger Re was $150 million for the 2025 underwriting year, $130 million for the 2024 underwriting year and $205 million for the 2023 underwriting year.

Gross Written Premiums
Gross written premiums increased 18% to $2,289 million in the first nine months of 2025 compared to $1,943 million in the first nine months of 2024, with risk adjusted rate change of -3%. The increase in gross written premiums was driven primarily by the addition of new underwriting teams and classes of business in the property and specialty lines of business. The risk adjusted rate change on the Outrigger Re Ltd. portfolio of global property reinsurance in the first nine months of 2025 was -5% year-over-year.
The following table presents the Ark/WM Outrigger segment’s gross written premiums by line of business for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
Millions	2025	2024
Property	$1,092.2	$943.6
Specialty	530.5	401.8
Marine & Energy	424.3	398.3
Casualty	137.6	108.5
Accident & Health	104.6	90.5
Total Gross Written Premium	$2,289.2	$1,942.7

Ark/WM Outrigger Balance Sheets
The following tables present amounts from Ark and WM Outrigger Re that are contained within White Mountains’s consolidated balance sheets as of September 30, 2025 and December 31, 2024:

	September 30, 2025
Millions	Ark	WM Outrigger Re	Eliminations and Segment Adjustments	Total
Assets
Fixed maturity investments, at fair value	$1,834.6	$—	$—	$1,834.6
Common equity securities, at fair value	437.6	—	—	437.6
Short-term investments, at fair value	517.0	228.4	—	745.4
Other long-term investments	676.5	—	—	676.5
Total investments	3,465.7	228.4	—	3,694.1
Cash	289.9	—	—	289.9
Reinsurance recoverables	986.2	—	(61.4)	924.8
Insurance premiums receivable	1,149.7	48.1	(48.1)	1,149.7
Deferred acquisition costs	276.4	4.8	—	281.2
Goodwill and other intangible assets	292.5	—	—	292.5
Other assets	164.6	—	—	164.6
Total assets	$6,625.0	$281.3	$(109.5)	$6,796.8
Liabilities
Loss and LAE reserves	$2,477.9	$36.0	$(36.0)	$2,477.9
Unearned insurance premiums	1,427.6	25.4	(25.4)	1,427.6
Debt	159.7	—	—	159.7
Reinsurance payable	452.8	—	(48.1)	404.7
Contingent consideration	229.5	—	—	229.5
Other liabilities	249.0	—	—	249.0
Total liabilities	4,996.5	61.4	(109.5)	4,948.4
Equity
White Mountains’s common shareholders’ equity	1,147.8	219.9	—	1,367.7
Noncontrolling interests	480.7	—	—	480.7
Total equity	1,628.5	219.9	—	1,848.4
Total liabilities and equity	$6,625.0	$281.3	$(109.5)	$6,796.8

Tangible book value:
Total equity	$1,628.5	$219.9	$—	$1,848.4
Less: goodwill and other intangible assets, net (1)	(248.6)	—	—	(248.6)
Plus: contingent consideration	229.5	—	—	229.5
Total tangible book value (2)	$1,609.4	$219.9	$—	$1,829.3
(1) Amount is net of $43.9 of deferred tax liabilities related to the other intangible assets.
(2) See “NON-GAAP FINANCIAL MEASURES” on page 92.

	December 31, 2024
Millions	Ark	WM Outrigger Re	Eliminations and Segment Adjustments	Total
Assets
Fixed maturity investments, at fair value	$1,565.1	$—	$—	$1,565.1
Common equity securities, at fair value	425.4	—	—	425.4
Short-term investments, at fair value	397.7	203.7	—	601.4
Other long-term investments	547.8	—	—	547.8
Total investments	2,936.0	203.7	—	3,139.7
Cash	141.1	.1	—	141.2
Reinsurance recoverables	628.2	—	(39.2)	589.0
Insurance premiums receivable	768.6	30.9	(30.9)	768.6
Deferred acquisition costs	164.4	.8	—	165.2
Goodwill and other intangible assets	292.5	—	—	292.5
Other assets	202.8	—	—	202.8
Total assets	$5,133.6	$235.5	$(70.1)	$5,299.0
Liabilities
Loss and LAE reserves	$2,127.5	$34.9	$(34.9)	$2,127.5
Unearned insurance premiums	853.3	4.3	(4.3)	853.3
Debt	154.5	—	—	154.5
Reinsurance payable	180.4	—	(30.9)	149.5
Contingent consideration	155.3	—	—	155.3
Other liabilities	224.7	—	—	224.7
Total liabilities	3,695.7	39.2	(70.1)	3,664.8
Equity
White Mountains’s common shareholders’ equity	1,027.5	196.3	—	1,223.8
Noncontrolling interests	410.4	—	—	410.4
Total equity	1,437.9	196.3	—	1,634.2
Total liabilities and equity	$5,133.6	$235.5	$(70.1)	$5,299.0

Tangible book value:
Total equity	$1,437.9	$196.3	$—	$1,634.2
Less: goodwill and other intangible assets, net (1)	(248.6)	—	—	(248.6)
Plus: contingent consideration	155.3	—	—	155.3
Total tangible book value (2)	$1,344.6	$196.3	$—	$1,540.9
(1) Amount is net of $43.9 of deferred tax liabilities related to the other intangible assets.
(2) See “NON-GAAP FINANCIAL MEASURES” on page 92.

HG Global

HG Global was established to fund the startup of BAM and, through its reinsurance subsidiary HG Re, to provide up to 15%-of-par, first-loss reinsurance protection for policies underwritten by BAM.
The following table presents the components of pre-tax income (loss) included in the HG Global segment for the three and nine months ended September 30, 2025 and 2024. The HG Global segment consists of HG Global, which includes HG Re and its other wholly-owned subsidiaries, and, prior to its deconsolidation on July 1, 2024, BAM. Through June 30, 2024, BAM’s results of operations were presented within the HG Global segment. See Note 2 — “Significant Transactions.”

	Three Months Ended September 30,
Millions	2025	2024
Direct written premiums	$—	$—
Assumed written premiums	15.9	14.0
Gross written premiums	15.9	14.0
Ceded written premiums	—	—
Net written premiums	$15.9	$14.0

Earned insurance premiums	$7.5	$7.5
Net investment income	7.0	6.0
Net realized and unrealized investment gains (losses)	7.2	22.5
Interest income from BAM Surplus Notes	7.5	7.9
Change in fair value of BAM Surplus Notes	—	15.8
Unrealized loss on deconsolidation of BAM (1)	—	(114.5)
Other revenues	.1	—
Total revenues	29.3	(54.8)
Acquisition expenses	2.0	1.9
General and administrative expenses	1.0	.3
Interest expense (2)	4.3	6.1
Total expenses	7.3	8.3
Pre-tax income (loss)	$22.0	$(63.1)
(1) Upon the deconsolidation of BAM, the BAM Surplus Notes, including accrued interest receivable, were fair valued in accordance with GAAP at $387 million, which resulted in an unrealized loss on deconsolidation of $115 million.
(2) For the three months ended September 30, 2024, the amount includes $0.3 of intercompany interest expense that is eliminated in White Mountains’s consolidated financial statements. For segment reporting, HG Global’s intercompany interest expense included within the HG Global segment is eliminated against the offsetting intercompany interest income included within Other Operations.

	Nine Months Ended September 30,
	2025	2024
Millions	HG Global	HG Global	BAM (1)	Eliminations	Total
Direct written premiums	$—	$—	$24.1	$—	$24.1
Assumed written premiums	41.8	34.5	—	(20.5)	14.0
Gross written premiums	41.8	34.5	24.1	(20.5)	38.1
Ceded written premiums	—	—	(20.5)	20.5	—
Net written premiums	$41.8	$34.5	$3.6	$—	$38.1

Earned insurance premiums	$22.8	$21.5	$2.8	$—	$24.3
Net investment income	19.8	17.3	8.8	—	26.1
Net realized and unrealized investment gains (losses)	20.3	13.2	(5.1)	—	8.1
Interest income from BAM Surplus Notes	22.5	21.1	—	(13.2)	7.9
Change in fair value of BAM Surplus Notes	—	15.8	—	—	15.8
Unrealized loss on deconsolidation of BAM (2)	—	(114.5)	—	—	(114.5)
Other revenues	.2	—	1.1	—	1.1
Total revenues	85.6	(25.6)	7.6	(13.2)	(31.2)
Acquisition expenses	5.9	5.9	.4	—	6.3
General and administrative expenses (3)	2.6	1.0	33.5	—	34.5
Interest expense (4)	13.4	14.2	—	—	14.2
Interest expense from BAM Surplus Notes	—	—	13.2	(13.2)	—
Total expenses	21.9	21.1	47.1	(13.2)	55.0
Pre-tax income (loss)	$63.7	$(46.7)	$(39.5)	$—	$(86.2)
Supplemental information:
MSC collected (4)	$—	$—	$26.0	$—	$26.0
(1) Effective July 1, 2024, White Mountains no longer consolidates BAM. For the period from January 1, 2024 through June 30, 2024, BAM’s results of operations were presented within the HG Global segment.
(2) Upon the deconsolidation of BAM, the BAM Surplus Notes, including accrued interest receivable, were fair valued in accordance with GAAP at $387 million, which resulted in an unrealized loss on deconsolidation of $115 million.
(3) For the nine months ended September 30, 2024, the amount includes $(0.3) of intercompany general and administrative expenses that are eliminated in White Mountains’s consolidated financial statements. For segment reporting, HG Global’s intercompany general and administrative expenses included within the HG Global segment are eliminated against the offsetting intercompany general and administrative expenses included within Other Operations.
(4) For the nine months ended September 30, 2024, the amount includes $0.8 of intercompany interest expense that is eliminated in White Mountains’s consolidated financial statements. For segment reporting, HG Global’s intercompany interest expense included within the HG Global segment is eliminated against the offsetting intercompany interest income included within Other Operations.

HG Global Results—Three Months Ended September 30, 2025 versus Three Months Ended September 30, 2024
HG Global reported gross written premiums of $16 million and earned premiums of $8 million in the third quarter of 2025 compared to gross written premiums of $14 million and earned premiums of $8 million in the third quarter of 2024. HG Global reported gross written premiums net of ceding commission paid of $11 million in the third quarter of 2025 compared to $10 million in the third quarter of 2024. HG Global’s total par value of policies assumed, which represents its first-loss exposure on policies assumed from BAM, was $850 million in the third quarter of 2025, of which $693 million was in the primary market and $158 million was in the secondary market. This compares to $688 million in the third quarter of 2024, of which $582 million was in the primary market and $106 million was in the secondary market. The increase in primary market par assumed was driven by increased municipal bond issuance. The increase in secondary market par assumed was driven by continued uncertainty in the municipal bond market, which created more demand for bond insurance.
HG Global’s total gross pricing was 187 basis points in the third quarter of 2025, compared to 203 basis points in the third quarter of 2024. Pricing in the primary market decreased to 128 basis points in the third quarter of 2025 compared to 168 basis points in the third quarter of 2024, due to a lower proportion of large, high-priced issuances insured by BAM in the third quarter of 2025. Pricing in the secondary market, which is more transaction specific than pricing in the primary market, increased to 444 basis points in the third quarter of 2025 compared to 396 basis points in the third quarter of 2024. Total pricing net of ceding commission paid decreased to 131 basis points in the third quarter of 2025 compared to 144 basis points in the third quarter of 2024.

The following table presents HG Global’s par value assumed, reinsurance premiums and pricing for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
$ in Millions	2025		2024
Par value assumed:
Par value of primary market policies assumed (1)	$692.9		$582.3
Par value of secondary market policies assumed (1)	157.5		106.1
Total par value of policies assumed	$850.4		$688.4

Reinsurance premiums:
Gross written premiums from primary market	$8.9		$9.8
Gross written premiums from secondary market	7.0		4.2
Total gross written premiums	15.9		14.0
Ceding commission paid	4.8		4.1
Total gross written premiums net of ceding commission paid	$11.1		$9.9

Earned premiums	$7.5		$7.5

Pricing:
Gross pricing from primary market	128	bps	168	bps
Gross pricing from secondary market	444	bps	396	bps
Total gross pricing	187	bps	203	bps

Total pricing net of ceding commission paid	131	bps	144	bps
(1) For capital appreciation bonds, par is adjusted to the estimated equivalent par value for current interest paying bonds.

HG Global reported pre-tax income (loss) of $22 million in the third quarter of 2025 compared to $(63) million in the third quarter of 2024. HG Global’s results in the third quarter of 2025 included net realized and unrealized investment gains on its fixed income portfolio of $7 million compared to $23 million in the third quarter of 2024, driven by a decrease in interest rates in each period. HG Global’s results included interest income on the BAM Surplus Notes of $8 million in both the third quarter of 2025 and 2024. HG Global’s results in the third quarter of 2024 also included the loss on deconsolidation of BAM of $115 million, partially offset by an increase in fair value of the BAM surplus notes of $16 million during the quarter.
The fair value of the BAM Surplus Notes decreased to $396 million as of September 30, 2025 compared to $397 million as of June 30, 2025, resulting from an $8 million cash payment of principal and interest, largely offset by approximately $8 million of accrued interest. Of this payment, $6 million was a repayment of principal held in the Supplemental Trust, less than $1 million was a payment of accrued interest held in the Supplemental Trust and $2 million was a payment of accrued interest held outside the Supplemental Trust. During the third quarter of 2024, HG Global did not receive any payments of principal and interest on the BAM Surplus Notes.
During the third quarter of 2025, HG Re received a distribution from the Supplemental Trust of $15 million, which consisted of an assignment of accrued interest on the BAM Surplus Notes of $7 million and a cash distribution of $8 million. During the third quarter of 2024, HG Re received a distribution from the Supplemental Trust of $12 million, which consisted of an assignment of accrued interest on the BAM Surplus Notes.

HG Global Results—Nine Months Ended September 30, 2025 versus Nine Months Ended September 30, 2024
HG Global reported gross written premiums of $42 million and earned premiums of $23 million in the first nine months of 2025 compared to gross written premiums of $35 million and earned premiums of $22 million in the first nine months of 2024. HG Global reported gross written premiums net of ceding commission paid of $29 million in the first nine months of 2025 compared to $24 million in the first nine months of 2024. HG Global’s total par value of policies assumed was $2,208 million in the first nine months of 2025, of which $1,860 million was in the primary market and $348 million was in the secondary market. This compares to $2,012 million in the first nine months of 2024, of which $1,760 million was in the primary market and $252 million was in the secondary market. The increase in primary market par assumed was driven by increased municipal bond issuance. The increase in secondary market par assumed was driven by increased volatility and uncertainty in the municipal bond market, which created more demand for bond insurance.

HG Global’s total gross pricing was 189 basis points in the first nine months of 2025 compared to 171 basis points in the first nine months of 2024. Pricing in the primary market increased to 158 basis points in the first nine months of 2025 compared to 133 basis points in the first nine months of 2024, due to a greater proportion of large, high-priced issuances insured by BAM in the first nine months of 2025. Pricing in the secondary market, which is more transaction specific than pricing in the primary market, decreased to 356 basis points in the first nine months of 2025 compared to 437 basis points in the first nine months of 2024. Total pricing net of ceding commission paid increased to 133 basis points in the first nine months of 2025 compared to 121 basis points in the first nine months of 2024.
The following table presents HG Global’s par value assumed, reinsurance premiums and pricing for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
$ in Millions	2025		2024
Par value assumed:
Par value of primary market policies assumed (1)		$1,860.0		$1,760.3
Par value of secondary market policies assumed (1)	348.2		252.0
Total par value of policies assumed		$2,208.2		$2,012.3

Reinsurance premiums:
Gross written premiums from primary market		$29.4		$23.5
Gross written premiums from secondary market	12.4		11.0
Total gross written premiums	41.8		34.5
Ceding commission paid	12.5		10.1
Total gross written premiums net of ceding commission paid		$29.3		$24.4

Earned premiums		$22.8		$21.5

Pricing:
Gross pricing from primary market	158	bps	133	bps
Gross pricing from secondary market	356	bps	437	bps
Total gross pricing	189	bps	171	bps

Total pricing net of ceding commission paid	133	bps	121	bps
(1) For capital appreciation bonds, par is adjusted to the estimated equivalent par value for current interest paying bonds.

HG Global reported pre-tax income (loss) of $64 million in the first nine months of 2025 compared to $(47) million in the first nine months of 2024. HG Global’s results in the first nine months of 2025 included net realized and unrealized investment gains on its fixed income portfolio of $20 million compared to $13 million in the first nine months of 2024, driven by a decrease in interest rates in each period. HG Global’s results in the first nine months of 2025 included interest income on the BAM Surplus Notes of $23 million compared to $21 million in the first nine months of 2024. HG Global’s results in the first nine months of 2024 also included the loss on the deconsolidation of BAM of $115 million, partially offset by an increase in fair value of the BAM surplus notes of $16 million.
The fair value of the BAM Surplus Notes increased to $396 million as of September 30, 2025 compared to $382 million as of December 31, 2024, resulting from $23 million of accrued interest, partially offset by an $8 million cash payment of principal and interest. Of this payment, $6 million was a repayment of principal held in the Supplemental Trust, less than $1 million was a payment of accrued interest held in the Supplemental Trust and $2 million was a payment of accrued interest held outside the Supplemental Trust. During the first nine months of 2024, HG Global received cash payments of principal and interest on the BAM Surplus Notes totaling $8 million. Of this payment, $5 million was a repayment of principal held in the Supplemental Trust, less than $1 million was a payment of accrued interest held in the Supplemental Trust and $3 million was a payment of accrued interest held outside the Supplemental Trust.
During the first nine months of 2025, HG Re received a distribution from the Supplemental Trust of $38 million, which consisted of an assignment of accrued interest on the BAM Surplus Notes of $23 million and a cash distribution of $15 million. During the first nine months of 2024, HG Re received a distribution from the Supplemental Trust of $44 million, which consisted of an assignment of accrued interest on the BAM Surplus Notes.

HG Global Balance Sheets
The following table presents amounts for the HG Global segment that are presented within White Mountains’s consolidated balance sheets as of September 30, 2025 and December 31, 2024.

Millions	September 30, 2025	December 31, 2024
Assets
Fixed maturity investments, at fair value	$686.5	$612.1
Short-term investments, at fair value	56.2	55.5
Total investments	742.7	667.6
Cash	.2	11.5
BAM Surplus Notes, at fair value (1)	396.2	381.7
Insurance premiums receivable	7.7	4.4
Deferred acquisition costs	93.2	86.6
Other assets	26.1	27.6
Total assets	$1,266.1	$1,179.4
Liabilities
Preferred dividends payable to White Mountains (2)	$510.6	$462.1
Preferred dividends payable to noncontrolling interests	15.7	14.2
Unearned insurance premiums	316.3	297.3
Debt	147.7	147.4
Accrued incentive compensation	1.4	1.4
Other liabilities	7.4	3.8
Total liabilities	999.1	926.2
Equity
White Mountains’s common shareholders’ equity	278.9	266.6
Noncontrolling interests	(11.9)	(13.4)
Total equity	267.0	253.2
Total liabilities and equity	$1,266.1	$1,179.4

HG Global total equity after intercompany eliminations:
White Mountains’s common shareholders’ equity	$278.9	$266.6
Preferred dividends payable to White Mountains elimination (2)	510.6	462.1
HG Global total equity attributable to White Mountains’s common shareholders after intercompany eliminations	$789.5	$728.7
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

HG Global Unearned Premiums, Net of Deferred Acquisition Costs
The following table presents HG Global’s unearned premiums, net of deferred acquisition costs:

Millions	September 30, 2025	December 31, 2024
Unearned premiums	$316.3	$297.3
Deferred acquisition costs	93.2	86.6
Unearned premiums, net of deferred acquisition costs	$223.1	$210.7

Kudu

Kudu provides capital solutions for boutique asset and wealth managers for a variety of purposes including generational ownership transfers, management buyouts, acquisition and growth finance and legacy partner liquidity. Kudu also provides strategic advice to managers from time to time.
Kudu deployed $120 million, including transaction costs, into two new asset management firms in 2025. As of September 30, 2025, Kudu has deployed a total of $1.1 billion, including transaction costs, into 29 asset and wealth management firms globally, including three that have been exited. As of September 30, 2025, the asset and wealth management firms have combined AUM of approximately $146 billion, spanning a range of asset classes, including real estate, real assets, wealth management, hedge funds, private equity and alternative credit strategies. Kudu’s capital was deployed at an average gross cash yield at inception of approximately 9.4% based on expected cash flows in the first year following deployment.
The following table presents the components of GAAP net income (loss), EBITDA and adjusted EBITDA included in the Kudu segment for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2025	2024	2025	2024
Net investment income (1)	$18.0	$17.2	$56.7	$50.1
Net realized and unrealized investment gains (losses)	36.1	29.5	80.9	77.5
Other revenues	.3	.5	1.0	.5
Total revenues	54.4	47.2	138.6	128.1
General and administrative expenses	4.7	3.6	12.3	10.5
Interest expense	6.1	5.7	18.6	16.7
Total expenses	10.8	9.3	30.9	27.2
GAAP pre-tax income (loss)	43.6	37.9	107.7	100.9
Income tax (expense) benefit	(1.9)	(9.2)	(12.5)	(18.3)
GAAP net income (loss)	41.7	28.7	95.2	82.6
Add back:
Interest expense	6.1	5.7	18.6	16.7
Income tax expense (benefit)	1.9	9.2	12.5	18.3
General and administrative expenses — depreciation	.1	.1	.1	.1
Amortization of other intangible assets	—	—	.2	.2
EBITDA (2)	49.8	43.7	126.6	117.9
Exclude:
Net realized and unrealized investment (gains) losses	(36.1)	(29.5)	(80.9)	(77.5)
Non-cash equity-based compensation expense	—	—	—	—
Transaction expenses	1.0	.2	1.0	.3
Adjusted EBITDA (2)	$14.7	$14.4	$46.7	$40.7
(1) Net investment income includes revenues from Participation Contracts and income from short-term and other long-term investments.
(2) See “NON-GAAP FINANCIAL MEASURES” on page 92.

The following table presents the changes to the fair value of Kudu’s Participation Contracts:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2025	2024	2025	2024
Beginning balance of Kudu’s Participation Contracts (1)	$1,121.1	$901.3	$1,008.4	$890.5
Contributions to Participation Contracts	51.1	—	119.3	.2
Proceeds from Participation Contracts sold (2)	—	—	—	(37.5)
Net realized and unrealized investment gains (losses) on Participation Contracts sold and pending sale (3)	.8	—	9.9	(6.3)
Net unrealized investment gains (losses) on Participation Contracts - all other (4)	35.2	29.3	70.6	83.7
Ending balance of Kudu’s Participation Contracts (5)	$1,208.2	$930.6	$1,208.2	$930.6
(1) As of June 30, 2025, June 30, 2024, December 31, 2024 and December 31, 2023, Kudu’s other long-term investments also include $6.1, $5.8, $5.6 and $5.8 related to a private debt instrument.
(2) Includes $28.1 of proceeds receivable from Participation Contracts sold during the three and nine months ended September 30, 2024.
(3) Includes net realized and unrealized investment gains (losses) recognized from Participation Contracts beginning in the quarter a contract is classified as pending sale.
(4) Includes net unrealized investment gains (losses) recognized from (i) ongoing Participation Contracts and (ii) Participation Contracts prior to classification as pending sale.
(5) As of both September 30, 2025 and 2024, Kudu’s other long-term investments also include $6.2 related to a private debt instrument.

Kudu Results—Three Months Ended September 30, 2025 versus Three Months Ended September 30, 2024
Kudu reported total revenues of $54 million, pre-tax income of $44 million and adjusted EBITDA of $15 million in the third quarter of 2025 compared to total revenues of $47 million, pre-tax income of $38 million and adjusted EBITDA of $14 million in the third quarter of 2024. Total revenues, pre-tax income and adjusted EBITDA included $18 million of net investment income in the third quarter of 2025 compared to $17 million in the third quarter of 2024. The increase in net investment income was primarily due to amounts earned from new investments made subsequent to September 30, 2024. This was partially offset by a decrease in dividends from certain participation contracts. Total revenues and pre-tax income also included $36 million of net realized and unrealized investment gains in the third quarter of 2025 compared to $30 million in the third quarter of 2024. Net realized and unrealized investment gains in the third quarter of 2025 were driven by an increase in the fair value of Kudu’s Participation Contracts, driven primarily by lower discount rates across the portfolio and growth in AUM at several managers. Net realized and unrealized investment gains in the third quarter of 2024 were driven by an increase in the fair value of Kudu’s Participation Contracts, driven primarily by lower discount rates across the portfolio.

Kudu Results—Nine Months Ended September 30, 2025 versus Nine Months Ended September 30, 2024
Kudu reported total revenues of $139 million, pre-tax income of $108 million and adjusted EBITDA of $47 million in the first nine months of 2025 compared to total revenues of $128 million, pre-tax income of $101 million and adjusted EBITDA of $41 million in the first nine months of 2024. Total revenues, pre-tax income and adjusted EBITDA included $57 million of net investment income in the first nine months of 2025 compared to $50 million in the first nine months of 2024. The increase in net investment income was driven primarily by amounts earned from new deployments that Kudu made subsequent to September 30, 2024. Total revenues and pre-tax income also included $81 million of net realized and unrealized investment gains in the first nine months of 2025 compared to $78 million in the first nine months of 2024. Net realized and unrealized investment gains in the first nine months of 2025 were driven by an increase in the fair value of Kudu’s Participation Contracts, primarily due to growth in AUM at several managers and foreign currency gains resulting from the weakening of the U.S. dollar. Net realized and unrealized investment gains for the first nine months of 2024 were driven by an increase in the fair value of Kudu’s Participation Contracts, primarily due to lower discount rates and growth in AUM at several managers, partially offset by a decline in the share price from a publicly listed security received by Kudu in a prior sales transaction.

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
On October 2, 2025, White Mountains entered into the Bamboo Sale Transaction to sell approximately 77% of its equity interest in Bamboo for cash and retain the remainder. The Bamboo Sale Transaction values Bamboo at an enterprise value of $1.75 billion. White Mountains expects to receive net cash proceeds of approximately $840 million and will retain a $250 million interest in Bamboo, representing approximately 15% on a fully-diluted/fully-converted basis. The Bamboo Sale Transaction is expected to close in the fourth quarter of 2025. See Note 2 — “Significant Transactions.”
The following table presents the components of GAAP net income (loss), MGA net income (loss), MGA EBITDA and MGA adjusted EBITDA included in White Mountains’s Bamboo segment for the three and nine months ended September 30, 2025 and 2024:

Millions	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Commission and fee revenues	$63.9	$42.7	$167.2	$97.3
Earned insurance premiums	5.2	10.6	21.7	27.0
Other revenues	2.3	2.4	6.4	4.5
Total revenues	71.4	55.7	195.3	128.8
Broker commission expenses	21.5	15.9	56.8	37.9
Loss and LAE	3.3	4.4	15.9	14.5
Acquisition expenses	2.0	3.7	8.0	9.7
General and administrative expenses	26.8	16.2	69.4	43.9
Interest expense	2.8	—	7.8	—
Total expenses	56.4	40.2	157.9	106.0
GAAP pre-tax income (loss)	15.0	15.5	37.4	22.8
Income tax (expense) benefit	(1.6)	(2.7)	(9.2)	(4.2)
GAAP net income (loss)	13.4	12.8	28.2	18.6

Exclude:
Net (income) loss, Bamboo Captive	(.1)	(1.9)	2.7	(1.9)
MGA net income (loss) (1)	13.3	10.9	30.9	16.7

Add back:
Interest expense	2.8	—	7.8	—
Income tax expense (benefit)	1.6	2.7	9.2	4.2
Depreciation expense	.9	.1	1.4	.1
Amortization of other intangible assets	4.0	3.9	12.0	12.4
MGA EBITDA (1)	22.6	17.6	61.3	33.4

Exclude:
Non-cash equity-based compensation expense	3.4	.4	6.5	1.0
Software implementation expenses	.9	.5	2.8	1.4
Restructuring expenses	.5	.1	2.3	.7
Transaction expenses	.7	—	.7	—
MGA adjusted EBITDA (1)	$28.1	$18.6	$73.6	$36.5
(1) See “NON-GAAP FINANCIAL MEASURES” on page 92.

Bamboo Results—Three Months Ended September 30, 2025 versus Three Months Ended September 30, 2024
Bamboo reported commission and fee revenues of $64 million and pre-tax income of $15 million in the third quarter of 2025 compared to commission and fee revenues of $43 million and pre-tax income of $16 million in the third quarter of 2024. Bamboo reported MGA pre-tax income of $15 million and MGA adjusted EBITDA of $28 million in the third quarter of 2025 compared to MGA pre-tax income of $14 million and MGA adjusted EBITDA of $19 million in the third quarter of 2024.
Bamboo’s estimates for losses to its programs from the January 2025 California wildfires remain unchanged at approximately $160 million as of September 30, 2025.

Bamboo Results—Nine Months Ended September 30, 2025 versus Nine Months Ended September 30, 2024
Bamboo reported commission and fee revenues of $167 million and pre-tax income of $37 million in the first nine months of 2025 compared to commission and fee revenues of $97 million and pre-tax income of $23 million in the first nine months of 2024. Bamboo reported MGA pre-tax income of $40 million and MGA adjusted EBITDA of $74 million in the first nine months of 2025 compared to MGA pre-tax income of $21 million and MGA adjusted EBITDA of $37 million in the first nine months of 2024.

Managed Premiums
Managed premiums represent the total premiums placed by Bamboo during the period. Managed premiums were $221 million in the third quarter of 2025 compared to $148 million in the third quarter of 2024. Managed premiums were $558 million in the first nine months of 2025 compared to $358 million in the first nine months of 2024. The increase in managed premiums was driven by growth in the renewal book as well as new business volume. Growth in the renewal book was driven by strong client policy retention rates as well as approved rate increases that went into effect in the first quarter of 2025. In the third quarter and first nine months of 2025, new business volume decreased year-over-year due to risk aggregation limits instituted by Bamboo on its largest program. However, in the third quarter of 2025, new business volume increased quarter-over-quarter for the second consecutive quarter as Bamboo continued to launch additional fronted programs that will enable new business growth over the rest of the year. Bamboo also launched a homeowners program in Texas in the third quarter.
The following table presents Bamboo’s managed premiums for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2025	2024	2025	2024
New	$78.3	$84.2	$211.0	$235.3
Net renewals, endorsements, reinstatements and cancellations	142.3	64.1	347.4	122.3
Total Managed Premiums	$220.6	$148.3	$558.4	$357.6

Capacity Providers
During April 2025, Bamboo renewed its largest program for the treaty year ending April 1, 2026 on favorable terms, with strong demand from new and renewing reinsurance partners. Under the renewed terms, Bamboo MGA’s commission levels continue to be based on a sliding scale tied primarily to its attritional loss ratio. Bamboo also expanded its number of reinsurance partners on the program. Bamboo has continued to expand its total number of third-party Capacity Providers throughout the year. As of September 30, 2025, the insurance risk for Bamboo’s programs was supported by 28 third-party Capacity Providers.

Distinguished

On September 2, 2025, White Mountains acquired a controlling financial interest in Distinguished. White Mountains funded the Distinguished Transaction through a combination of cash on hand and new borrowings by Distinguished. White Mountains paid $224 million of cash consideration, and Distinguished borrowed $50 million of incremental debt as part of the transaction. The consideration is subject to customary purchase price adjustments. At closing, White Mountains owned 55.5%, inclusive of its 1.7% previously-held interest, of Distinguished on a basic units outstanding basis (43.6% on a fully-diluted/fully-converted basis, taking account of management’s equity incentives), while Distinguished management owned 4.2% of the basic units outstanding (24.7% on a fully-diluted/fully-converted basis). See Note 2 — “Significant Transactions.”

Distinguished is a full-service MGA and program administrator for specialty property and casualty insurance. Distinguished places insurance across a diversified portfolio of programs broadly grouped into two verticals. The ScaleCo vertical consists of established programs, primarily focused on real estate and hospitality end markets. The GrowthCo vertical consists of start-up programs, focused on a diversified set of specialty property and casualty insurance products across multiple industries. On behalf of its insurance carrier partners, Distinguished typically manages all aspects of the placement process, including product development, marketing, underwriting and policy issuance. Distinguished earns commissions based on the volume and profitability of the insurance that it places. Distinguished does not retain insurance risk.
The following table presents the components of GAAP net income (loss), ScaleCo net income (loss), ScaleCo EBITDA and ScaleCo adjusted EBITDA included in White Mountains’s Distinguished segment for the period from September 2, 2025, the date of acquisition, through September 30, 2025:

Millions	September 2, 2025 - September 30, 2025

Commission and fee revenues	$14.1
Other revenues	.2
Total revenues	14.3
Broker commission expenses	5.5
General and administrative expenses	10.2
Interest expense	1.3
Total expenses	17.0
GAAP pre-tax income (loss)	(2.7)
Income tax (expense) benefit	—
GAAP net income (loss)	(2.7)

Exclude:
Net (income) loss, GrowthCo	1.2
ScaleCo net income (loss) (1)	(1.5)

Add back:
Interest expense	1.3
Income tax expense (benefit)	—
Depreciation expense	.1
Amortization of other intangible assets	—
ScaleCo EBITDA (1)	(.1)

Exclude:
Non-cash equity-based compensation expense	.8
ScaleCo adjusted EBITDA (1)	$.7
(1) See “NON-GAAP FINANCIAL MEASURES” on page 92.

Distinguished Results – Period From September 2, 2025 through September 30, 2025
Distinguished reported commission and fee revenues of $14 million, pre-tax loss of $3 million, and ScaleCo adjusted EBITDA of $1 million for the period from September 2, 2025, the date of acquisition, through September 30, 2025.

Managed Premiums and Commissions and Fee Revenues
Managed premiums, which represent the total premiums placed by Distinguished, were $43 million for the period from September 2, 2025 through September 30, 2025. The following table presents the managed premiums and commission and fee revenues by vertical for the period from September 2, 2025 through September 30, 2025:

	September 2, 2025 - September 30, 2025
Millions	Managed Premiums	Commission and Fee Revenues
ScaleCo	$29.0	$9.6
GrowthCo	14.2	4.5
Total	$43.2	$14.1

Other Operations

The following table presents the components of pre-tax income (loss) included in White Mountains’s Other Operations for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2025	2024	2025	2024
Earned insurance premiums	$2.9	$11.2	$19.1	$19.8
Net investment income	6.2	9.6	24.5	27.9
Net realized and unrealized investment gains (losses)	14.9	29.7	49.5	60.4
Net realized and unrealized investment gains (losses) from investment in MediaAlpha	7.7	88.2	1.6	159.7
Commission and fee revenues	4.3	4.1	12.4	11.1
Other revenues	69.3	14.8	139.7	43.7
Total revenues	105.3	157.6	246.8	322.6
Loss and LAE	.6	4.2	18.8	8.1
Acquisition expenses	1.0	4.5	7.0	7.1
Cost of sales	55.3	7.6	105.2	22.2
General and administrative expenses	72.4	32.9	161.7	126.4
Interest expense	1.0	.3	2.3	1.6
Total expenses	130.3	49.5	295.0	165.4
Pre-tax income (loss)	$(25.0)	$108.1	$(48.2)	$157.2

Other Operations Results—Three Months Ended September 30, 2025 versus Three Months Ended September 30, 2024
White Mountains’s Other Operations reported pre-tax income (loss) of $(25) million in the third quarter of 2025 compared to $108 million in the third quarter of 2024. White Mountains’s Other Operations reported unrealized investment gains from its investment in MediaAlpha of $8 million in the third quarter of 2025 compared to $88 million in the third quarter of 2024. Excluding MediaAlpha, White Mountains’s Other Operations reported net realized and unrealized investment gains of $15 million in the third quarter of 2025 compared to $30 million in the third quarter of 2024. The decrease in net realized and unrealized investment gains was driven primarily by lower gains from common equity securities, due to the sale of White Mountains’s portfolio of ETFs in the first six months of 2025 in preparation for capital deployments at BroadStreet and Distinguished, and lower gains from fixed income investments. White Mountains’s Other Operations reported net investment income of $6 million in the third quarter of 2025 compared to $10 million in the third quarter of 2024. See Summary of Investment Results on page 84.
White Mountains’s Other Operations reported other revenues of $69 million in the third quarter of 2025 compared to $15 million in the third quarter of 2024. White Mountains’s Other Operations reported cost of sales of $55 million in the third quarter of 2025 compared to $8 million in the third quarter of 2024. The increases in other revenues and cost of sales were driven primarily by the acquisition of Enterprise Solutions in the second quarter of 2025.
White Mountains’s Other Operations reported general and administrative expenses of $72 million in the third quarter of 2025 compared to $33 million in the third quarter of 2024. The increase in general and administrative expenses was driven primarily by higher incentive compensation costs, largely in connection with the Bamboo transaction, parent company transaction costs as well as the acquisition of Enterprise Solutions. Other Operations general and administrative expenses in the third quarter of 2025 included $44 million of parent company compensation and benefits compared to $16 million in the third quarter of 2024.
The Bamboo CRV reported $2 million of pre-tax income in the third quarter of 2025 compared to $3 million in the third quarter of 2024. The Bamboo CRV’s results included earned premiums of $3 million, loss and LAE of $1 million and acquisition expenses of $1 million in the third quarter of 2025 compared to earned premiums of $11 million, loss and LAE of $4 million and acquisition expenses of $5 million in the third quarter of 2024. During the second quarter of 2025, White Mountains renewed the Bamboo CRV for the 2025 treaty year at a commitment of up to $10 million, down from $30 million in the prior year due to strong demand from third-party Capacity Providers.

Other Operations Results—Nine Months Ended September 30, 2025 versus Nine Months Ended September 30, 2024
White Mountains’s Other Operations reported pre-tax income (loss) of $(48) million in the first nine months of 2025 compared to $157 million in the first nine months of 2024. White Mountains’s Other Operations reported unrealized investment gains from its investment in MediaAlpha of $2 million in the first nine months of 2025 compared to net realized and unrealized investment gains of $160 million in the first nine months of 2024. Excluding MediaAlpha, White Mountains’s Other Operations reported net realized and unrealized investment gains of $50 million in the first nine months of 2025 compared to $60 million in the first nine months of 2024. The decrease in net realized and unrealized investment gains was driven primarily by lower gains from common equity securities, due to the sale of White Mountains’s portfolio of ETFs in the first six months of 2025 in preparation for capital deployments at BroadStreet and Distinguished. White Mountains’s Other Operations reported net investment income of $25 million in the first nine months of 2025 compared to $28 million in the first nine months of 2024. See Summary of Investment Results on page 84.
White Mountains’s Other Operations reported other revenues of $140 million in the first nine months of 2025 compared to $44 million in the first nine months of 2024. White Mountains’s Other Operations reported cost of sales of $105 million in the first nine months of 2025 compared to $22 million in the first nine months of 2024. The increases in other revenues and cost of sales were driven primarily by the acquisition of Enterprise Solutions in the second quarter of 2025.
White Mountains’s Other Operations reported general and administrative expenses of $162 million in the first nine months of 2025 compared to $126 million in the first nine months of 2024. The increase in general and administrative expenses was driven primarily by higher incentive compensation costs, largely in connection with the Bamboo transaction, parent company transaction costs as well as the acquisition of Enterprise Solutions. Other Operations general and administrative expenses in the first nine months of 2025 included $81 million for parent company compensation and benefits compared to $67 million in the first nine months of 2024.
The Bamboo CRV reported $6 million of pre-tax loss in the first nine months of 2025 compared to $5 million of pre-tax income in the first nine months of 2024. The Bamboo CRV’s results included earned premiums of $19 million, loss and LAE of $19 million and acquisition expenses of $7 million in the first nine months of 2025 compared to earned premiums of $20 million, loss and LAE of $8 million and acquisition expenses of $7 million in the first nine months of 2024. Loss and LAE in the first nine months of 2025 included approximately $12 million related to the January 2025 California wildfires. Since its inception on April 1, 2024 through September 30, 2025, the Bamboo CRV has generated pre-tax income of $3 million, which included $2 million for the 2025 underwriting year and $1 million for the 2024 underwriting year.

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

Gross Investment Returns and Benchmark Returns
The following table presents the pre-tax time-weighted investment returns for White Mountains’s consolidated portfolio, for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Fixed income investments	1.5%	2.9%	4.8%	4.6%
Bloomberg U.S. Intermediate Aggregate Index	1.8%	4.6%	6.0%	4.6%

Common equity securities	0.6%	4.0%	7.0%	12.1%
Investment in MediaAlpha	3.9%	37.5%	0.8%	59.0%
Other long-term investments	3.1%	3.7%	9.7%	9.5%
Total common equity securities, investment in MediaAlpha and other long-term investments	2.8%	6.5%	8.9%	15.1%
Total common equity securities and other long-term investments	2.7%	3.8%	9.5%	10.1%
S&P 500 Index (total return)	8.1%	5.9%	14.8%	22.1%

Total consolidated portfolio	2.1%	4.6%	6.6%	9.4%
Total consolidated portfolio - excluding MediaAlpha (1)	2.0%	3.3%	6.8%	6.9%
(1) See “NON-GAAP FINANCIAL MEASURES” on page 92.

Investment Returns—Three and Nine Months Ended September 30, 2025 versus Three and Nine Months Ended September 30, 2024
White Mountains’s total consolidated portfolio return on invested assets was 2.1% in the third quarter of 2025, which included $8 million of unrealized investment gains from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total consolidated portfolio return on invested assets was 2.0% in the third quarter of 2025, driven primarily by net investment income and net unrealized investment gains from the other long-term investments and fixed income portfolios. White Mountains’s total consolidated portfolio return on invested assets was 4.6% in the third quarter of 2024, which included $88 million of unrealized investment gains from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total consolidated portfolio return on invested assets was 3.3% in the third quarter of 2024, driven primarily by net investment income and net unrealized investment gains from the fixed income and other long-term investments portfolios.
White Mountains’s total consolidated portfolio return on invested assets was 6.6% in the first nine months of 2025, which included $2 million of unrealized investment gains from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total consolidated portfolio return on invested assets was 6.8% in the first nine months of 2025, driven primarily by net investment income and net unrealized investment gains from the other long-term investments and fixed income portfolios. White Mountains’s total consolidated portfolio return on invested assets was 9.4% in the first nine months of 2024, which included $160 million of net realized and unrealized investment gains from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total consolidated portfolio return on invested assets was 6.9% in the first nine months of 2024, driven primarily by net investment income and net unrealized investment gains from the fixed income, common equity securities and other-long term investments portfolios.

Fixed Income Results
White Mountains’s fixed income portfolio, including short-term investments, totaled $3.8 billion and $3.5 billion as of September 30, 2025 and December 31, 2024, which represented 54% of total invested assets for each period. The duration of White Mountains’s fixed income portfolio, including short-term investments, was 1.6 years and 1.9 years as of September 30, 2025 and December 31, 2024. White Mountains’s fixed income portfolio includes fixed maturity and short-term investments held on deposit or as collateral. See Note 3 — “Investment Securities.”
White Mountains’s fixed income portfolio returned 1.5% in the third quarter of 2025 compared to 2.9% in the third quarter of 2024, underperforming the Bloomberg U.S. Intermediate Aggregate Index returns of 1.8% and 4.6% for the comparable periods. Results in the third quarter of 2025 and 2024 were driven primarily by net investment income and net unrealized investment gains due to the effect of the decline in interest rates on White Mountains’s short duration fixed income portfolio.
White Mountains’s fixed income portfolio returned 4.8% in the first nine months of 2025 compared to 4.6% in the first nine months of 2024, underperforming and in line with the Bloomberg U.S. Intermediate Aggregate Index returns of 6.0% and 4.6% for the comparable periods. Results in the first nine months of 2025 and 2024 were driven primarily by net investment income and net unrealized investment gains due to the effect of the decline in interest rates on White Mountains’s short duration fixed income portfolio.

Common Equity Securities, Investment in MediaAlpha and Other Long-Term Investments Results
White Mountains’s portfolio of common equity securities, its investment in MediaAlpha and other long-term investments totaled $3.2 billion and $3.0 billion as of September 30, 2025 and December 31, 2024, which represented 46% of total invested assets for each period. See Note 3 — “Investment Securities.”
White Mountains’s portfolio of common equity securities, its investment in MediaAlpha and other long-term investments returned 2.8% in the third quarter of 2025, which included $8 million of unrealized investment gains from White Mountains’s investment in MediaAlpha. White Mountains’s portfolio of common equity securities and other long-term investments returned 2.7% in the third quarter of 2025. White Mountains’s portfolio of common equity securities, its investment in MediaAlpha and other long-term investments returned 6.5% in the third quarter of 2024, which included $88 million of unrealized investment gains from White Mountains’s investment in MediaAlpha. White Mountains’s portfolio of common equity securities and other long-term investments returned 3.8% in the third quarter of 2024.

White Mountains’s portfolio of common equity securities, its investment in MediaAlpha and other long-term investments returned 8.9% in the first nine months of 2025, which included $2 million of unrealized investment gains from White Mountains’s investment in MediaAlpha. White Mountains’s portfolio of common equity securities and other long-term investments returned 9.5% in the first nine months of 2025. White Mountains’s portfolio of common equity securities, its investment in MediaAlpha and other long-term investments returned 15.1% in the first nine months of 2024, which included $160 million of net realized and unrealized investment gains from White Mountains’s investment in MediaAlpha. White Mountains’s portfolio of common equity securities and other long-term investments returned 10.1% in the first nine months of 2024.
White Mountains’s portfolio of common equity securities generally consists of international listed equity funds, primarily held at Ark, and passive ETFs. White Mountains’s ETFs seek to provide investment results generally corresponding to the performance of the S&P 500 Index. White Mountains’s portfolio of common equity securities totaled $438 million and $650 million as of September 30, 2025 and December 31, 2024. The decrease in common equity securities in the first nine months of 2025 was due to the sale of White Mountains’s ETF portfolio in preparation for capital deployments at BroadStreet and Distinguished. See Note 2 — “Significant Transactions.”
White Mountains’s portfolio of common equity securities returned 0.6% in the third quarter of 2025 compared to 4.0% in the third quarter of 2024, underperforming the S&P 500 Index returns of 8.1% and 5.9% for the comparable periods. White Mountains’s portfolio of common equity securities returned 7.0% in the first nine months of 2025 compared to 12.1% in the first nine months of 2024, underperforming the S&P 500 Index returns of 14.8% and 22.1% for the comparable periods. The underperformance in each period was driven primarily by certain international listed equity funds that employ a market neutral strategy.
White Mountains maintains a portfolio of other long-term investments that consists primarily of unconsolidated entities, including Kudu’s Participation Contracts, private equity funds and hedge funds, a bank loan fund, Lloyd’s trust deposits, ILS funds and private debt instruments. White Mountains’s portfolio of other long-term investments totaled $2.6 billion and $2.2 billion as of September 30, 2025 and December 31, 2024.
White Mountains’s portfolio of other long-term investments returned 3.1% in the third quarter of 2025 compared to 3.7% in the third quarter of 2024. Investment returns for the third quarter of 2025 were driven primarily by net investment income and net unrealized investment gains from Kudu’s Participation Contracts, as well as net investment income and net realized and unrealized investments gains from private equity funds and hedge funds. Investment returns for the third quarter of 2024 were driven primarily by net investment income and net unrealized investment gains from Kudu’s Participation Contracts and private equity funds, as well as net unrealized investment gains from ILS funds.
White Mountains’s portfolio of other long-term investments returned 9.7% in the first nine months of 2025 compared to 9.5% in the first nine months of 2024. Investment returns for the first nine months of 2025 were driven primarily by net investment income and net unrealized investment gains from Kudu’s Participation Contracts, as well as net investment income and net realized and unrealized investment gains from certain unconsolidated entities, private equity funds, hedge funds and ILS funds. Investment returns for the first nine months of 2024 were driven primarily by net investment income and net realized and unrealized investment gains from Kudu’s Participation Contracts, as well as net investment income and net unrealized gains from ILS funds.

Foreign Currency Exposure

As of September 30, 2025, White Mountains had foreign currency exposure on $402 million of net assets, primarily related to Ark/WM Outrigger’s non-U.S. contracts, Kudu’s non-U.S. Participation Contracts and a private debt instrument, as well as certain other foreign consolidated and unconsolidated entities.
The following table presents the fair value of White Mountains’s foreign denominated net assets (liabilities) by segment as of September 30, 2025:

$ in Millions Currency	Ark/WM Outrigger	Kudu	Other Operations	Total Fair Value	% of Total Shareholders’ Equity
CAD	$108.3	$55.9	$—	$164.2	2.9%
AUD	51.5	74.7	—	126.2	2.3
EUR	(24.8)	84.4	—	59.6	1.1
GBP	50.4	—	—	50.4	0.9
All other	—	—	1.9	1.9	—
Total	$185.4	$215.0	$1.9	$402.3	7.2%

III. Income Taxes

As of September 30, 2025, the primary jurisdictions in which the Company’s subsidiaries and branches operated and were subject to tax are Israel, Luxembourg, the United Kingdom and the United States.
On December 27, 2023, Bermuda enacted a 15% corporate income tax that became effective on January 1, 2025. The Bermuda legislation defers the effective date for five years, for Bermuda companies in consolidated groups that meet certain requirements. To qualify for the deferral, generally the group must (i) have consolidated affiliates and permanent establishments in six or fewer countries, (ii) have no more than €50 million of net tangible assets outside of the country where the group has the largest amount of net tangible assets and (iii) not have a consolidated Bermuda affiliate or Bermuda permanent establishment directly or indirectly owned by a parent entity that is subject to the Income Inclusion Rule of Pillar Two in any jurisdiction. White Mountains expects to meet the requirements to be exempt from the Bermuda corporate income tax until January 1, 2030. The Bermuda legislation also provides for an economic transition adjustment that will reduce future years’ taxable income. Under GAAP, this economic transition adjustment was required to be recognized as a net deferred tax asset as of December 31, 2023. Accordingly, White Mountains recorded a net deferred tax asset of $68 million, with $51 million attributable to Ark and $17 million attributable to HG Global. As a result of the deconsolidation of BAM in the third quarter of 2024, the BAM Surplus Notes were recorded at fair value, which resulted in the reversal of a $5 million deferred tax liability related to the economic transition adjustment. As of September 30, 2025, the net deferred tax asset related to the economic transition adjustment was $73 million, with $51 million attributable to Ark and $22 million attributable to HG Global.
On September 12, 2025, the Bermuda Corporate Income Tax Agency released draft legislation for public comment that includes a proposed amendment to the economic transition adjustment. If enacted in its current form, the proposed legislation would result in a $5 million increase to White Mountains’s net deferred tax asset related to the economic transition adjustment. On September 4, 2025, the Bermuda Government issued draft legislation for public comment that would make available refundable tax credits to qualifying Bermuda entities that are designed to encourage employment, training and local expenditure in Bermuda. Under the proposal, a Bermuda company may qualify for a refundable tax credit in a given year even if it is not subject to the Bermuda corporate income tax. If the proposed legislation is enacted in its current form, White Mountains expects to qualify for certain refundable tax credits beginning in 2025.
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

On January 15, 2025, the OECD released administrative guidance on its Pillar Two model rules (the “January 2025 OECD Administrative Guidance”). The January 2025 OECD Administrative Guidance provides that, subject to limited exceptions, deferred tax expense attributable to deferred tax assets resulting from the introduction of a new corporate income tax after November 30, 2021 is to be excluded when assessing whether a multinational enterprise group has an effective tax rate of at least 15% in the jurisdiction that adopted the corporate income tax. Deferred tax assets associated with the economic transition adjustment recognized under the Bermuda corporate income tax are expected to be within the scope of the January 2025 OECD Administrative Guidance. Draft legislation has been proposed in both the U.K. and Luxembourg that would adopt the January 2025 OECD Administrative Guidance under the domestic laws of each country. As of September 30, 2025, neither the U.K. nor Luxembourg had enacted the proposed legislation, and no changes had been enacted with respect to the Bermuda corporate income tax to repeal or otherwise limit the economic transition adjustment. Accordingly, under GAAP, White Mountains is required to maintain the net deferred tax asset attributable to the economic transition adjustment as of September 30, 2025. Currently, the impact of any potential changes in response to the January 2025 OECD Administrative Guidance is uncertain, but may result in the elimination of the net deferred tax asset related to the economic transition adjustment.
On July 4, 2025, the U.S. enacted the One Big Beautiful Bill Act (“OBBBA”). White Mountains does not expect the OBBBA to have a material effect on its financial statements.
White Mountains’s income tax expense related to pre-tax income from continuing operations for the three and nine months ended September 30, 2025 represented an effective tax rate of 10% and 9%. The effective tax rate was different from the U.S. statutory rate of 21.0%, driven primarily by full year forecasted income in jurisdictions with lower tax rates than the United States.
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

Dividend Capacity

Following is a description of the dividend capacity of White Mountains’s insurance and reinsurance and other operating subsidiaries:

Ark/WM Outrigger
During any 12-month period, GAIL, a class 4 licensed Bermuda insurer, has the ability to (i) make capital distributions of up to 15% of its total statutory capital per the previous year’s statutory financial statements, or (ii) make dividend payments of up to 25% of its total statutory capital and surplus per the previous year’s statutory financial statements, without prior approval of Bermuda regulatory authorities. Accordingly, GAIL will have the ability to pay a dividend of up to $337 million during 2025, which is equal to 25% of its statutory capital and surplus of $1,347 million as of December 31, 2024, subject to meeting all appropriate liquidity and solvency requirements. During the nine months ended September 30, 2025, GAIL did not pay any dividends to its immediate parent.
During the nine months ended September 30, 2025, Ark declared and paid a $41 million dividend to shareholders, including $30 million that was paid to White Mountains. As of September 30, 2025, Ark and its intermediate holding companies had $9 million of net unrestricted cash and short-term investments outside of its regulated and unregulated insurance and reinsurance operating subsidiaries.
WM Outrigger Re is a special purpose insurer subject to regulation and supervision by the BMA. WM Outrigger Re does not require regulatory approval to pay dividends; however, its dividend capacity is limited to amounts held outside of the collateral trust pursuant to its reinsurance agreement with GAIL. As of September 30, 2025, WM Outrigger Re had less than $1 million of net unrestricted cash held outside the collateral trust. As of September 30, 2025, WM Outrigger Re had $220 million of statutory capital and surplus and $228 million of assets held in the collateral trusts pursuant to the reinsurance agreement with GAIL. During the nine months ended September 30, 2025, White Mountains received a distribution of $6 million from WM Outrigger Re.

HG Global
As of September 30, 2025, HG Global had $619 million face value of preferred shares outstanding, of which White Mountains owned 96.9%. Holders of the HG Global preferred shares are entitled to receive cumulative dividends at a fixed annual rate of 6.0% on a quarterly basis, payable when and if declared by HG Global. As of September 30, 2025, HG Global has accrued $526 million of dividends payable to holders of its preferred shares, $511 million of which is payable to White Mountains and is eliminated in consolidation. As of September 30, 2025, HG Global and its subsidiaries had $10 million of net unrestricted cash and short-term investments outside of HG Re.
HG Re is a special purpose insurer subject to regulation and supervision by the BMA. HG Re does not require regulatory approval to pay dividends; however, its dividend capacity is limited to amounts held outside of the Collateral Trusts. As of September 30, 2025, HG Re had $3 million of net unrestricted cash and short-term investments. As of September 30, 2025, HG Re had $178 million of accrued interest on the BAM Surplus Notes held outside the Collateral Trusts. As of September 30, 2025, HG Re had $770 million of statutory capital and surplus and $1,002 million of assets held in the Collateral Trusts.
HG Global has two primary sources of cash flows: (i) interest payments on the BAM Surplus Notes that are made outside the Collateral Trusts and (ii) releases of excess balances from the Collateral Trusts. During the nine months ended September 30, 2025, HG Global received cash payments of principal and interest on the BAM Surplus Notes totaling $8 million. During the nine months ended September 30, 2025, HG Re received a distribution from the Supplemental Trust of $38 million, which consisted of an assignment of accrued interest on the BAM Surplus Notes of $23 million and a cash distribution of $15 million. See Note 10 — “Municipal Bond Guarantee Reinsurance.”

Kudu
During the nine months ended September 30, 2025, Kudu distributed $11 million to unitholders, substantially all of which was paid to White Mountains. As of September 30, 2025, Kudu had $21 million of net unrestricted cash and short-term investments.

Bamboo
During the nine months ended September 30, 2025, Bamboo paid $109 million of dividends to unitholders, $78 million of which were paid to White Mountains. As of September 30, 2025, Bamboo had $52 million of net unrestricted cash and short-term investments outside of the Bamboo Captive.
The Bamboo Captive is a protected cell captive domiciled in the state of Arizona and is subject to regulation and supervision by the Arizona Department of Insurance and Financial Institutions (“Arizona DIFI”). As an Arizona-domiciled protected cell, the Bamboo Captive is required to maintain $0.5 million of minimum capital. As of December 31, 2024, the Bamboo Captive had statutory capital and surplus of $7 million. The Bamboo Captive cannot pay any dividends without the approval of the Arizona DIFI. During the nine months ended September 30, 2025, the Bamboo Captive did not pay any dividends to its immediate parent. As of September 30, 2025, the Bamboo Captive had $4 million of net unrestricted cash and short-term investments and $39 million of assets held as collateral pursuant to its reinsurance agreements.

Distinguished
For the period from September 2, 2025, the date of acquisition, through September 30, 2025, Distinguished did not make any distributions to its unitholders. As of September 30, 2025, Distinguished had $16 million of net unrestricted cash and short-term investments and $48 million of short-term investments held on deposit on behalf of Distinguished’s insurance carrier partners and certain insureds.

Other Operations
During the nine months ended September 30, 2025, White Mountains paid a $3 million common share dividend. As of September 30, 2025, the Company and its intermediate holding companies had $366 million of net unrestricted cash, short-term investments and fixed maturity investments, $203 million of MediaAlpha common stock and $288 million of private equity and hedge funds, ILS funds and certain unconsolidated entities.
During the nine months ended September 30, 2025, White Mountains received a distribution of $17 million from the Bamboo CRV.

Financing

The following table presents White Mountains’s capital structure as of September 30, 2025 and December 31, 2024:

$ in Millions	September 30, 2025	December 31, 2024
Ark 2021 Subordinated Notes (1) (2)	$159.7	$154.5
HG Global Senior Notes (1) (2)	147.7	147.4
Kudu Credit Facility (1) (2)	274.3	238.6
Bamboo Credit Facility (1) (2)	104.6	—
Distinguished Credit Facility (1) (2)	138.1	—
Distinguished other debt	10.6	—
Other Operations debt (1) (2)	35.4	22.0
Total debt	870.4	562.5
Redeemable noncontrolling interests	132.4	—
Nonredeemable noncontrolling interests	817.1	647.3
Total White Mountains’s common shareholders’ equity	4,767.6	4,483.7
Total capital	$6,587.5	$5,693.5
Total debt to total capital	13.2%	9.9%
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

Covenant Compliance
As of September 30, 2025, White Mountains was in compliance in all material respects with all of the covenants under its debt instruments.

Share Repurchase Programs

The Company’s Board of Directors has authorized the Company to repurchase its common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. The repurchase authorizations do not have a stated expiration date. As of September 30, 2025, White Mountains may repurchase an additional 301,014 shares under these Board authorizations. In addition, from time to time, White Mountains has also repurchased its common shares through self-tender offers that were separately approved by its Board of Directors.
During the nine months ended September 30, 2025, White Mountains repurchased and retired 5,097 of its common shares for $10 million at an average share price of $1,945, which was approximately 105% of White Mountains’s book value per share as of September 30, 2025. During the nine months ended September 30, 2024, White Mountains repurchased and retired 5,269 of its common shares for $8 million at an average share price of $1,505, which was approximately 84% of White Mountains’s book value per share as of September 30, 2024. All of the shares White Mountains repurchased in the first nine months of 2025 and 2024 were to satisfy employee income tax withholding pursuant to employee benefit plans, which do not reduce the amount available under the Board repurchase authorizations.

Cash Flows

Detailed information concerning White Mountains’s cash flows from continuing operations during the nine months ended September 30, 2025 and 2024 follows:

Cash flows from operations for the nine months ended September 30, 2025 and September 30, 2024

Net cash provided from operations was $497 million for the nine months ended September 30, 2025 compared to $523 million for the nine months ended September 30, 2024. The decrease in cash provided from operations was driven primarily by two new deployments at Kudu in 2025, partially offset by an increase in cash provided from operations at Ark/WM Outrigger Re. As of September 30, 2025, the Company and its intermediate holding companies had $366 million of net unrestricted cash, short-term investments and fixed maturity investments, $203 million of MediaAlpha common stock and $288 million of private equity funds, hedge funds, ILS funds and certain unconsolidated entities.

Cash flows from investing and financing activities for the nine months ended September 30, 2025

Financing and Other Capital Activities
During the nine months ended September 30, 2025, the Company declared and paid a $3 million cash dividend to its common shareholders.
During the nine months ended September 30, 2025, White Mountains repurchased and retired 5,097 of its common shares for $10 million, all of which were to satisfy employee income tax withholding pursuant to employee benefit.
During the nine months ended September 30, 2025, Kudu borrowed $37 million in term loans under the Kudu Credit Facility.
During the nine months ended September 30, 2025, White Mountains contributed $15 million to Kudu, which was used to repurchase certain management equity incentives that were then replaced with new equity incentive units.
During the nine months ended September 30, 2025, Bamboo borrowed $110 million in term loans under the Bamboo Credit Facility.

Acquisitions and Dispositions
On April 1, 2025, White Mountains closed on its acquisition of Enterprise Solutions. White Mountains paid $58 million of cash consideration, which included a post-acquisition contribution of $2 million, and Enterprise Solutions borrowed $15 million in new debt as part of the transaction.
On July 18, 2025, White Mountains deployed $150 million into BroadStreet through the BroadStreet SPV.
On September 2, 2025, White Mountains closed its acquisition of Distinguished. White Mountains paid $224 million of cash consideration and Distinguished borrowed $50 million of incremental debt as part of the transaction.

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

Acquisitions and Dispositions
On January 2, 2024, White Mountains closed its acquisition of Bamboo in accordance with the terms of the Bamboo Merger Agreement, investing $297 million of equity into Bamboo, which included the contribution of $36 million to retire Bamboo’s legacy credit facility and the contribution of $20 million of primary capital.

NON-GAAP FINANCIAL MEASURES

This report includes 11 non-GAAP financial measures that have been reconciled from their most comparable GAAP financial measures.

Ark’s tangible book value
Ark’s tangible book value is a non-GAAP financial measure derived by adjusting GAAP book value to exclude goodwill, other intangible assets, the related deferred tax liability and the contingent consideration liability. The contingent consideration liability represents the estimated fair value of the additional shares that could be earned by management rollover shareholders if and to the extent that White Mountains achieves certain MOIC return thresholds. If earned, these additional shares would result in a reallocation of economics among Ark’s shareholders, which is reflected in the fair value of the contingent consideration liability recorded by White Mountains, but would have no impact on Ark’s stand-alone book value or tangible book value. White Mountains believes that this non-GAAP financial measure is useful to management and investors in evaluating Ark’s enterprise value. See page 71 for the reconciliation of Ark’s GAAP equity to tangible book value.

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
White Mountains believes that these non-GAAP financial measures are useful to management and investors in evaluating Kudu’s performance. The reconciliation of Kudu’s GAAP net income (loss) to EBITDA and adjusted EBITDA is included on page 78.

Bamboo’s MGA pre-tax income (loss), MGA net income (loss), MGA EBITDA and MGA adjusted EBITDA
Bamboo’s MGA pre-tax income (loss), MGA net income (loss), MGA EBITDA and MGA adjusted EBITDA are non-GAAP financial measures.

MGA pre-tax income (loss) and MGA net income (loss) are non-GAAP financial measures that exclude the results of the Bamboo Captive, which is consolidated under GAAP, from Bamboo’s consolidated GAAP pre-tax income (loss) and net income (loss). The following table presents the reconciliation from Bamboo’s consolidated GAAP pre-tax income (loss) to MGA pre-tax income (loss) for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2025	2024	2025	2024
Bamboo’s consolidated GAAP pre-tax income (loss)	$15.0	$15.5	$37.4	$22.8
Remove pre-tax (income) loss, Bamboo Captive	(.1)	(1.9)	2.7	(1.9)
MGA pre-tax income (loss)	$14.9	$13.6	$40.1	$20.9

MGA EBITDA is a non-GAAP financial measure that adds back interest expense on debt, income tax (expense) benefit, depreciation and amortization of other intangible assets to MGA net income (loss). MGA adjusted EBITDA is a non-GAAP financial measure that excludes certain other items in GAAP net income (loss) in addition to those added back to calculate MGA EBITDA. The items relate to (i) non-cash equity-based compensation expense, (ii) software implementation expenses, (iii) restructuring expenses and (iv) transaction expenses. A description of each item follows:
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
•Transaction expenses - Represents costs directly related to the Bamboo Sale Transaction, including legal and consulting fees, which are not capitalized and are expensed under GAAP.
White Mountains believes that these non-GAAP financial measures are useful to management and investors in evaluating Bamboo’s performance. See page 80 for the reconciliation of Bamboo’s consolidated GAAP net income (loss) to MGA net income (loss), MGA EBITDA and MGA adjusted EBITDA.

Distinguished’s ScaleCo net income (loss), ScaleCo EBITDA and ScaleCo adjusted EBITDA
Distinguished’s ScaleCo net income (loss), ScaleCo EBITDA and ScaleCo adjusted EBITDA are non-GAAP financial measures. ScaleCo net income (loss) is a non-GAAP financial measure that excludes the results of the GrowthCo vertical, which is consolidated under GAAP, from Distinguished’s net income (loss). ScaleCo EBITDA is a non-GAAP financial measure that adds back interest expense on debt, income tax (expense) benefit, depreciation and amortization of other intangible assets to ScaleCo net income (loss). ScaleCo adjusted EBITDA is a non-GAAP financial measure that excludes the non-cash equity-based compensation expense in ScaleCo GAAP net income (loss) in addition to those items added back to calculate ScaleCo EBITDA. The non-cash equity-based compensation expense represents management compensation that is settled with equity units in Distinguished.
White Mountains believes that these non-GAAP financial measures are useful to management and investors in evaluating Distinguished’s performance. White Mountains also believes that excluding the results of the GrowthCo vertical, which Distinguished views as an investment in start-up programs, is useful to understanding the performance of Distinguished’s established programs. See page 82 for the reconciliation of Distinguished’s consolidated GAAP net income (loss) to ScaleCo net income (loss), ScaleCo EBITDA and ScaleCo adjusted EBITDA.

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
The following table presents return reconciliations from GAAP to the reported percentages for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total consolidated portfolio return	2.1%	4.6%	6.6%	9.4%
Remove MediaAlpha	(0.1)	(1.3)	0.2	(2.5)
Total consolidated portfolio return excluding MediaAlpha	2.0%	3.3%	6.8%	6.9%

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

Refer to White Mountains’s 2024 Annual Report on Form 10-K and in particular Item 7A. - “Quantitative and Qualitative Disclosures About Market Risk.”

Item 4.Controls and Procedures.

The Principal Executive Officer (“PEO”) and the Principal Financial Officer (“PFO”) of White Mountains have evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2025. Based on that evaluation, the PEO and PFO have concluded that White Mountains’s disclosure controls and procedures are adequate and effective.
There were no changes to White Mountains’s internal control over financial reporting that occurred during the third quarter of 2025 that have materially affected, or are reasonably likely to materially affect, White Mountains’s internal control over financial reporting.

Part II.OTHER INFORMATION

Item 1.Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes to any of the risk factors previously disclosed in the Registrant’s 2024 Annual Report on Form 10-K.

Item 2.Issuer Purchases of Equity Securities.

Months	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (1)
July 1 - July 31, 2025	—	$—	—	301,014
August 1 - August 31, 2025	—	$—	—	301,014
September 1 - September 30, 2025	—	$—	—	301,014
Total	—	$—	—	301,014
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
No trading plans were adopted or terminated during the third quarter of 2025 by a director or officer of the Company that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or a non-Rule 10b5-1(c) trading agreement.

Item 6.Exhibits.

(a)	Exhibit number		Name
	2.1	—
Securities Purchase Agreement, dated October 2, 2025, by and among White Mountains Investments (Luxembourg) S.à r. l., WM Pierce Holdings, Inc., PM Holdings, LLC and the other parties thereto (incorporated by reference herein to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated October 2, 2025).

	10.1	—	Employment Agreement and Release between White Mountains Capital LLC and G. Manning Rountree. (*)
	10.2	—
First Amendment to Credit Agreement, dated as of July 4, 2025, among Distinguished LLC, a Delaware limited liability company, the other credit parties party thereto, the lenders party thereto and BMO Bank N.A., as agent. (*)

	10.3	—
Limited Consent and Second Amendment to Credit Agreement, dated as of October 31, 2025, by and among Distinguished LLC, a Delaware limited liability company, the other credit parties party thereto, the lenders party thereto and BMO Bank N.A., as agent. (*)

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

WHITE MOUNTAINS INSURANCE GROUP, LTD.
(Registrant)

Date:	November 6, 2025	By: /s/ Michaela J. Hildreth
Michaela J. Hildreth
Managing Director and Chief Accounting Officer