Form 10-K
period 2025-12-31
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2026-02-27
CIK 776867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes  ☒ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐
Smaller reporting company		☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting shares (based on the closing price of those shares listed on the New York Stock Exchange) held by non-affiliates of the Registrant as of June 30, 2025, was $4,475,428,063.
As of February 23, 2026, 2,467,055 common shares, par value of $1.00 per share, were outstanding (which includes 22,075 restricted common shares that were not vested at such date).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), relating to the Registrant’s Annual General Meeting of Members scheduled to be held May 21, 2026 are incorporated by reference into Part III of this Form 10-K. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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
As of December 31, 2025, White Mountains conducted its business primarily in five areas: property and casualty insurance and reinsurance, municipal bond guarantee reinsurance, capital solutions for asset and wealth management firms, specialty insurance distribution and other operations. White Mountains’s property and casualty insurance and reinsurance business is conducted through its subsidiary Ark Insurance Holdings Limited and its subsidiaries (collectively, “Ark”) and Outrigger Re Ltd. Segregated Account 2023-1 (“WM Outrigger Re”) (collectively with Ark, “Ark/WM Outrigger”). White Mountains’s municipal bond guarantee reinsurance business is conducted through its subsidiary HG Global Ltd. and its reinsurance subsidiary HG Re Ltd. (“HG Re”) (collectively with HG Re, “HG Global”). White Mountains provides capital solutions for asset and wealth management firms through its subsidiary Kudu Investment Management, LLC and its subsidiaries (collectively, “Kudu”). White Mountains’s specialty insurance distribution business is conducted through its subsidiary WM Phoenix Parent, L.P. and its subsidiaries d/b/a Distinguished Programs (collectively, “Distinguished”). White Mountains’s other operations consist of the Company and its wholly-owned subsidiary, White Mountains Capital, LLC (“WM Capital”), its other intermediate holding companies, its wholly-owned investment management subsidiary, White Mountains Advisors LLC (“WM Advisors”), investment assets managed by WM Advisors, its interests in Bamboo Ide8 Insurance Services LLC (“Bamboo MGA”) and its subsidiaries (collectively, “Bamboo”) through a special purpose vehicle (the “Bamboo SPV”), MediaAlpha, Inc. (“MediaAlpha”), DavidShield PassportCard Ltd. and its subsidiaries (collectively, “PassportCard/DavidShield”), BroadStreet Partners, Inc. (“BroadStreet”) through a special purpose vehicle (the “BroadStreet SPV”), Elementum Holdings LP (“Elementum”), White Mountains Partners LLC (“WTM Partners”), Enterprise Electric, LLC d/b/a Enterprise Solutions (“Enterprise Solutions”), two special purpose collateralized reinsurance vehicles that provide reinsurance capacity to Bamboo (the “Bamboo CRVs”), certain other consolidated and unconsolidated entities (“Other Operating Businesses”) and certain other assets (collectively, “Other Operations”).
As of December 31, 2025, White Mountains’s reportable segments were Ark/WM Outrigger, HG Global, Kudu and Distinguished, with its remaining operating businesses, holding companies and other assets included in Other Operations. On December 5, 2025, White Mountains completed the sale of a controlling financial interest in Bamboo. As a result, White Mountains deconsolidated Bamboo on December 5, 2025, and Bamboo is no longer a reportable segment. Through December 5, 2025, Bamboo’s results of operations are presented within the Bamboo segment.

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
During the fourth quarter of 2022, Ark sponsored the formation of Outrigger Re Ltd., a Bermuda company registered as a special purpose insurer and segregated accounts company, to provide collateralized reinsurance protection on Ark’s Bermuda global property catastrophe excess of loss portfolio written in the 2023 underwriting year. Ark renewed its quota share reinsurance agreement with Outrigger Re Ltd. for the 2024, 2025 and 2026 underwriting years. White Mountains consolidates its segregated account of Outrigger Re Ltd., WM Outrigger Re, in its financial statements. White Mountains’s capital commitment to WM Outrigger Re was $150 million for the 2025 underwriting year, $130 million for the 2024 underwriting year and $205 million for the 2023 underwriting year. WM Outrigger Re is not participating in the 2026 underwriting year; however, WM Outrigger Re remains exposed to losses that occur prior to the expiration of the 2025 underwriting year on June 30, 2026.

Ark
Ark is a specialty property and casualty insurance and reinsurance company that offers a wide range of niche insurance and reinsurance products. Ark underwrites select coverages through its two major subsidiaries in the United Kingdom and Bermuda.
In the United Kingdom, Ark participates in the Lloyd’s of London (“Lloyd’s”) market through Ark Corporate Member Limited (“ACML”), Ark’s wholly-owned Lloyd’s corporate member, which in turn provides underwriting capacity to Lloyd’s Syndicates 4020 and 3902 and Additional Central Settlement Number (“ACSN”) 3832 (collectively, the “Syndicates”). ACSN 3832 writes business on behalf of Syndicate 4020. Ark Syndicate Management Limited (“ASML”), Ark’s wholly-owned Lloyd’s managing agent, oversees the underwriting of the Syndicates. The Syndicates underwrite a diversified portfolio of insurance and reinsurance product lines, including property, specialty, marine & energy, casualty and accident & health. Syndicate 4020 commenced underwriting on April 1, 2007, Syndicate 3902 on January 1, 2017 and ACSN 3832 on July 1, 2024.
In Bermuda, Ark underwrites through its wholly-owned subsidiary, Group Ark Insurance Limited (“GAIL”), a Class 4 Bermuda-domiciled insurance and reinsurance company. GAIL underwrites a diversified portfolio of insurance and reinsurance product lines, including property, marine & energy, specialty, casualty and accident & health lines. GAIL commenced underwriting third-party business in January 2021. In addition, GAIL provides capital to support ACML’s capital requirements at Lloyd’s (“Funds at Lloyd’s”). In November 2025, AM Best affirmed GAIL’s financial strength rating at “A/stable.”
In both jurisdictions, Ark underwrites business primarily through insurance and reinsurance brokers and wholesalers, both in the open market and through managing general agents (“MGAs”).
As of December 31, 2025 and 2024, White Mountains reported $6,146 million and $5,134 million of total assets and $1,594 million and $1,438 million of total equity related to Ark. As of December 31, 2025 and 2024, White Mountains owned 72.1% of Ark on a basic shares outstanding basis (61.9% after taking account of management’s equity incentives) and reported $465 million and $410 million of noncontrolling interests related to Ark. The remaining shares are owned by current and former employees of Ark. In the future, management rollover shareholders could earn additional shares in Ark if and to the extent that White Mountains achieves certain thresholds for its multiple of invested capital return. If fully earned, these shares would represent an additional 12.3% of the shares outstanding as of December 31, 2025.

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
During the fourth quarter of 2024, Ark renewed Outrigger Re Ltd. for the 2025 underwriting year with $230 million of capital. White Mountains’s total commitment was $150 million, of which $130 million was rolled over from its commitment to the 2024 underwriting year. The remaining capital was provided by third-party investors. The reduced capacity at Outrigger Re Ltd. was replaced by Ark through traditional quota share reinsurance agreements. During the year ended December 31, 2024, White Mountains received net distributions of $123 million from WM Outrigger Re, which included a net return of capital related to changes in White Mountains’s capital commitments for the 2024 and 2025 underwriting years and reinsurance profits for the 2023 underwriting year. During the year ended December 31, 2024, WM Outrigger Re commuted its reinsurance agreement with GAIL for the 2023 underwriting year.
During the fourth quarter of 2025, Ark renewed Outrigger Re Ltd. for the 2026 underwriting year with $70 million of capital. The reduced capacity at Outrigger Re Ltd. was replaced by Ark through traditional quota share reinsurance agreements. The capital was provided entirely by third-party investors excluding White Mountains. During the year ended December 31, 2025, White Mountains received net distributions of $10 million from WM Outrigger Re, related primarily to reinsurance profits for the 2024 underwriting year. In January 2026, White Mountains received a distribution of $128 million, which included a net return of capital related to its non-renewal for the 2026 underwriting year. White Mountains expects to receive additional distributions of reinsurance profits from the 2025 underwriting year in 2026.
As of December 31, 2025 and 2024, White Mountains reported $270 million and $236 million of total assets and $232 million and $196 million of total equity related to WM Outrigger Re. As of December 31, 2025 and 2024, White Mountains owned 100% of WM Outrigger Re’s preferred equity.

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
Reinsurance is an arrangement in which a reinsurance company (the reinsurer) agrees to indemnify an insurance company (the ceding company) for insurance risks underwritten by the ceding company. Reinsurance can benefit a ceding company in several ways, including reducing net exposure to individual risks, providing protection from large or catastrophic losses and assisting in maintaining required capital levels and financial or operating leverage ratios. Reinsurance can provide a ceding company with additional underwriting capacity by permitting it to accept larger risks and underwrite a greater number of risks without increasing its capital as much as would be the case without reinsurance. Reinsurers may also purchase reinsurance for themselves, which is known as retrocessional reinsurance, to cover risks assumed from ceding companies. Reinsurance companies often enter into retrocessional reinsurance agreements for many of the reasons that ceding companies enter into reinsurance agreements.
Reinsurance is generally written on a treaty or facultative basis. Treaty reinsurance is an agreement whereby the reinsurer assumes a specified portion or category of risk under all qualifying policies issued by the ceding company during the term of the agreement, usually one year. When underwriting treaty reinsurance business, the reinsurer does not evaluate each individual risk and generally accepts the original underwriting decisions made by the ceding company. Treaty reinsurance is typically written on either a proportional or excess of loss basis. A proportional reinsurance treaty is an arrangement whereby a reinsurer assumes a predetermined proportional share of the premiums and losses generated on specified business. An excess of loss reinsurance treaty is an arrangement whereby a reinsurer assumes losses that exceed a specific retention of loss by the ceding company. Facultative reinsurance, on the other hand, is underwritten on a risk-by-risk basis, which allows the reinsurer to determine individual pricing for each exposure.

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
Ark has recently added new products and lines of business to its portfolio, as it focuses on profitable business opportunities while carefully managing underwriting risk. Ark also leads certain Lloyd’s market consortia, including two that target renewable energy clients including wind farms, solar plants, hydroelectric plants, geothermal plants and wave and tidal projects, as well as others that focus on property and power outage coverages.
The following table presents Ark’s gross written premiums by line of business for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
Millions	2025	2024	2023
Property	$1,178.0	$1,080.8	$917.0
Specialty	646.7	450.0	436.6
Marine & Energy	453.6	449.6	375.7
Casualty	168.8	130.6	98.7
Accident & Health	110.1	96.0	70.4
Total gross written premiums	$2,557.2	$2,207.0	$1,898.4

A description of Ark’s business written within each line of business follows:

Property
Ark’s property business is underwritten on both an insurance and reinsurance basis covering the financial consequences of accidental losses to an insured’s property, such as a business’s building, inventory and equipment, or personal property. Coverages provided include all risks of direct physical loss or damage, business interruption and natural and non-natural catastrophe perils. Ark’s property insurance business consists primarily of direct and facultative contracts, line slips and MGA binding authorities. Ark’s property insurance business is underwritten on a worldwide basis with a focus on excess & surplus lines in the United States and on large international accounts. Ark’s property reinsurance business consists primarily of treaty reinsurance underwritten on a catastrophe excess of loss, per risk excess and proportional basis. Ark’s property reinsurance business is underwritten on a worldwide basis with particular focus on risks in the United States and Europe. Ark also underwrites structured property business, which provides reinsurance capacity to primary fronting insurance companies, net after inuring reinsurance, with a limited downside risk profile that is managed through aggregated collateralized limits.

Specialty
Ark’s specialty business is underwritten on both an insurance and reinsurance basis covering a range of individual risks and treaties primarily including aviation, contingency, cyber, fine art & specie, mortgage, nuclear, political and credit, space, surety as well as terrorism and political violence. Ark’s specialty insurance and reinsurance business is underwritten on a worldwide basis.

Aviation
Aviation insurance primarily covers airlines and general aviation for loss of, or damage to, aircraft hull and ensuing passenger and third-party liability. Perils include war and war-like actions such as terrorism, hijacking, confiscation, expropriation, nationalization and deprivation. Additionally, liability arising out of non-aircraft operations such as hangars and airports may be covered.

Contingency
Contingency insurance primarily covers cancellation and abandonment of events, non-appearance, prize indemnity and film and television insurance. Ark’s contingency insurance and reinsurance business is underwritten on a worldwide basis.

Cyber
Cyber insurance primarily covers the physical damage and liabilities arising from cyber attacks, including coverage for ransomware, loss of data, incident response costs, business interruption and third-party liabilities.

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

Marine & Energy
Ark’s marine & energy business is underwritten on both an insurance and reinsurance basis primarily covering marine hull, cargo, specie, marine & energy liabilities and upstream energy platform physical damage and liability. Marine hull consists primarily of coastal and ocean-going vessels and covers worldwide risks on an all perils or total loss only basis together with lighter craft, including yachts. Cargo consists of worldwide transits and moveable goods with a particular emphasis on bulk cargo, project cargo and pre-launch satellite risks. Specie is the transit and storage of high value goods including semi-precious and precious metals. Marine & energy liabilities consist of liability risks arising from doing business in their respective industries including liabilities arising from pollution and damage covered by protection and indemnity clubs, including for example the International Group of Protection & Indemnity Clubs. Upstream energy platform physical damage and liability covers a variety of oil and gas industry construction, exploration and production risks.
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

Casualty
Ark’s casualty business is underwritten on an insurance and reinsurance basis primarily covering medical malpractice, professional liability and general liability. Ark’s casualty insurance business is generally written on an excess of loss and primary basis for a wide range of U.S. and non-U.S. companies, including (i) public entities, (ii) energy, transportation, chemical, manufacturing and construction companies and (iii) legal, accounting, consulting, architectural and engineering firms. Ark’s casualty reinsurance business is underwritten on an excess of loss and proportional treaty basis.

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

Geographic Concentration

The following table shows Ark’s gross written premiums by geographic region based on the location of Ark’s underwriting offices for the years ended December 31, 2025, 2024 and 2023:

Millions	Year Ended December 31,
Gross written premiums by country	2025	2024	2023
United Kingdom	$1,404.7	$1,229.5	$1,027.8
Bermuda	1,152.5	977.5	870.6
Total	$2,557.2	$2,207.0	$1,898.4

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
During the years ended December 31, 2025, 2024 and 2023, Ark received a significant portion of its gross written premiums from five insurance and reinsurance intermediaries. The following table shows the proportion of business produced by the top five insurance and reinsurance intermediaries for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
Gross written premiums by insurance and reinsurance intermediary	2025	2024	2023
Marsh & McLennan Companies, Inc.	24.3%	25.8%	27.5%
Arthur J. Gallagher & Co	15.2	12.5	16.9
Aon plc	12.4	13.4	16.7
Howden Insurance Group	8.7	6.4	4.6
Willis Towers Watson plc	4.1	4.9	5.0
Total proportion of business produced by the top five insurance and reinsurance intermediaries	64.7%	63.0%	70.7%

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
Ark operates an underwriting controls framework which includes individual underwriting authorities, continuous quality monitoring and peer review of risks. The framework aims to ensure a high quality of underwriting through monitoring of pricing and rate change, contract certainty and appropriate terms and conditions. The nature of delegated underwriting naturally increases the risk of underwriting, through the ability of third parties being able to bind Ark to risks without detailed review of the risk involved. This risk is mitigated through the application of strict underwriting guidelines, managed by a dedicated team within the Ark compliance department. This team reviews MGA and third-party binding authority approvals pre-bind and monitors a program of audits to ensure compliance with regulations and guidelines.
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

Competition

Specialized lines of insurance and reinsurance are highly competitive. Ark competes with other Lloyd’s syndicates, London market participants and major U.S., Bermuda, European and other international insurance and reinsurance companies. The significant competitive factors for most products are price, terms and conditions, broker relationships, underwriting service, financial strength rating and claims service. Ark competes with insurance and reinsurance companies who operate in the Bermuda and Lloyd’s markets such as:
•Bermuda insurance and reinsurance market: American International Group, Inc., Arch Capital Group Ltd., Ascot Group Ltd., Aspen Insurance Holdings Ltd., Chubb Ltd., Everest Re Group, Markel Group, Inc., RenaissanceRe Holdings Ltd., Sompo Holdings Inc., SiriusPoint Ltd. and others;
•Lloyd’s market: AXIS Capital Holdings Ltd., Beazley plc, Canopius Group Ltd., Convex Group Ltd., Hiscox plc, Lancashire Holdings Ltd., QBE Insurance Group Ltd. and other syndicates.

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

Catastrophe Risk Management and Reinsurance Protection

Catastrophe Risk Management

Ark
Ark has exposure to losses caused by unpredictable catastrophic events all over the world including natural and other disasters such as hurricanes, windstorms, earthquakes, floods, wildfires, tornadoes, tsunamis and severe weather. Catastrophes can also include large losses driven by public health crises, terrorist attacks, war and war-like actions, explosions, infrastructure failures and cyber attacks. The extent of a catastrophe loss is a function of both the severity of the event and total amount of insured exposure to the event, as well as the coverage provided to customers. Increases in the value and concentration of insured property or insured employees, the effects of inflation, changes in weather patterns and increased terrorism and war and war-like actions could increase the future frequency and/or severity of claims from catastrophic events. Climate change, which is characterized by higher temperatures, sea level rise and more extreme weather events including droughts, heavy storms, wildfires and stronger hurricanes, increases the frequency and severity of certain major natural catastrophes. There is also a growing threat of cyber catastrophes due to the increasing interconnectivity of global systems and artificial intelligence.
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

Ark licenses third-party global property catastrophe models from Risk Management Solutions Inc. and Karen Clark & Company, as well as utilizes its own proprietary models to calculate expected probable maximum loss (“PML”) estimates from various property and non-property catastrophe scenarios. Ark prices property catastrophe contracts using its own proprietary models, utilizing inputs from third-party software and other data as appropriate. For business that Ark determines to have exposure to catastrophic perils, as part of its underwriting process, it models and evaluates the exposure to assess whether there is an appropriate premium charged for the exposure assumed.
Ark’s two largest natural catastrophe PML zones on a per occurrence basis for a 1-in-250 year event, as measured on a net after-tax exposure basis, are U.S. windstorm and U.S. earthquake. The net after-tax exposure is net of amounts ceded to reinsurers and reinstatement premiums. Different perils are more prevalent at different times of the year, and Ark tailors its outwards reinsurance program to incept accordingly. Once the placement of Ark’s 2026 outwards reinsurance program is completed, Ark expects its net after-tax peak exposure for a 1-in-250 year event related to its largest PML zone to approximate 20-35% of its tangible capital (tangible book value plus debt). Ark’s tangible capital was $1,833 million as of December 31, 2025.
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
Outside of natural catastrophe losses, Ark has exposure to non-natural or man-made large losses. The current largest exposures are cyber, offshore energy production platforms, aviation, terrorism events, war and war-like actions and political risk. Ark uses data from clients and combines this with accumulation tools and PML assessments to obtain potential loss scenarios.
Cyber losses can be derived from a number of scenarios that include major data security breach on large multinational organizations, business blackout from cyber attack on power generation and distribution facilities, malicious attack on cloud service provider data center and ransomware contagion across both individual and multiple corporations. Catastrophic losses in respect of offshore energy production platforms can include physical damage, business interruption, pollution liability, extra expenses and control of oil or gas flow therefrom. Aviation can include physical damage, passenger and third-party liability, hijacking, confiscation, expropriation, nationalization and deprivation. Terrorism and war and war-like actions can include physical damage, business interruption, liability, loss of life and fire following at locations around the world either in a single city or in coordinated attacks across multiple cities, countries or regions. Political and credit risk scenarios can include confiscation, expropriation, nationalization and deprivation of assets, non-payment of financial obligations and mortgage default. Ark estimates its largest net after-tax loss from non-natural/man-made loss scenarios to be less than 10% of its tangible capital.

WM Outrigger Re
WM Outrigger Re has exposure to losses caused by unpredictable catastrophic events including natural and other disasters all over the world such as hurricanes, windstorms, earthquakes, floods, wildfires, tornadoes, tsunamis, severe weather and related infrastructure failures. The extent of a catastrophe loss is a function of both the severity of the event and total amount of insured exposure to the event, as well as the coverage provided to customers. Increases in the value and concentration of insured property, the effects of inflation and changes in weather patterns could increase the future frequency and/or severity of claims from catastrophic events. Climate change, which is characterized by higher temperatures, sea level rise and more extreme weather events including droughts, heavy storms, wildfires and stronger hurricanes, increases the frequency and severity of certain major natural catastrophes.
WM Outrigger Re is not providing reinsurance to GAIL for the 2026 underwriting year. However, WM Outrigger Re remains exposed to natural catastrophe events that occur prior to the expiration of the 2025 underwriting year on June 30, 2026. WM Outrigger Re’s two largest remaining natural catastrophe PML zones on a per occurrence basis for a 1-in-250 year event as of January 2026, as measured net of reinstatement premiums, are U.S. earthquake and Japanese windstorm. These two loss events would each represent less than 1% of White Mountains’s common equity. WM Outrigger Re’s obligations under its reinsurance agreement with GAIL are subject to an aggregate limit equal to the assets in the collateral trust at any point in time.
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
During the fourth quarter of 2023, 2024 and 2025, Ark renewed its collateralized quota share agreements with Outrigger Re Ltd., a Bermuda special purpose insurer, covering Ark’s Bermuda global property catastrophe excess of loss portfolio written in the 2024, 2025 and 2026 underwriting years, respectively.
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

Ark’s Loss and LAE Reserves

Ark establishes loss and LAE reserves that are estimates of amounts needed to pay claims and related expenses in the future for insured events that have already occurred, including both reported and unreported claims. Loss reserves are established due to the significant periods of time that may occur between the occurrence, reporting and payment of a loss. The process of estimating reserves involves a considerable degree of judgment by management and is inherently uncertain. See “CRITICAL ACCOUNTING ESTIMATES — Loss and LAE Reserves” on page 90 and Note 5 — “Loss and Loss Adjustment Expense Reserves” on page F-36 for a full discussion regarding Ark’s loss reserving process.

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
White Mountains does not have an ownership interest in BAM. However, through June 30, 2024, White Mountains was required to consolidate BAM’s results in its financial statements because BAM is a variable interest entity (“VIE”) for which White Mountains was the primary beneficiary. BAM’s results were all attributed to noncontrolling interests. On July 1, 2024, HG Re and BAM amended the FLRT with respect to certain governance rights held by HG Re. As a result, and in combination with other governance changes at BAM, White Mountains concluded that it no longer has the power to direct BAM’s activities that most significantly impact its economic performance and is no longer BAM’s primary beneficiary. Accordingly, as of July 1, 2024, White Mountains no longer consolidates BAM. Through June 30, 2024, BAM’s results of operations, are presented within the HG Global segment. See Note 2 — “Significant Transactions” on page F-19.
HG Global has two primary sources of cash flows: (i) interest payments on the BAM Surplus Notes that are made outside the Collateral Trusts and (ii) releases of excess balances from the Collateral Trusts. See “Collateral Trusts” on page 12.
As of December 31, 2025 and 2024, White Mountains reported $1,237 million and $1,179 million of total assets and $210 million and $253 million of total equity related to HG Global. HG Global’s total equity attributable to White Mountains’s common shareholders after intercompany eliminations related to preferred dividends payable to White Mountains and intercompany debt was $756 million and $729 million as of December 31, 2025 and 2024. As of December 31, 2025 and 2024, White Mountains owned 96.9% of HG Global’s preferred equity and 88.4% of its common equity. As of December 31, 2025 and 2024, White Mountains reported $(18) million and $(13) million of noncontrolling interests related to HG Global.

Reinsurance Treaties

HG Global provides reinsurance exclusively to BAM. Through the reinsurance relationship with BAM, HG Global maintains a direct dialogue and line of sight into key operations, including the application of both BAM’s underwriting guidelines and the FLRT underwriting guidelines, continuous portfolio monitoring, credit surveillance and claims paying resources.
HG Global reinsures all BAM policies that meet the FLRT underwriting guidelines. This has resulted in a portfolio with a focus on prudent single risk limits for small-to-medium sized, public investment grade municipal bonds in the United States (primarily in the AA, A and BBB categories in low-risk, stable sectors) that are issued to finance essential public purpose projects, such as schools, utilities and transportation facilities. White Mountains believes that municipal bonds insured by BAM have strong appeal to retail investors, who buy smaller, less liquid issuances, have less portfolio diversification and have fewer credit differentiation skills and analytical resources than institutional investors.
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
For the year ended December 31, 2025, HG Re recognized gross written premiums of $61 million and earned premiums of $31 million. Prior to the deconsolidation of BAM on July 1, 2024, HG Re’s reinsurance balances under the FLRT eliminated in White Mountains’s consolidated financial statements. For the period from July 1, 2024 to December 31, 2024, HG Re recognized gross written premiums of $32 million and earned premiums of $15 million during the year ended December 31, 2024.
XOLT
HG Re is also party to an excess of loss reinsurance agreement (the “XOLT”) with BAM under which HG Re provides last-dollar protection for exposures on municipal bonds insured by BAM in excess of the NYDFS single issuer limits. As of December 31, 2025, the XOLT is subject to an aggregate limit equal to the lesser of $125 million or the assets held in the supplemental collateral trust (the “Supplemental Trust”) at any point in time. The XOLT is accounted for using deposit accounting, as the agreement does not meet the risk transfer requirements necessary to be accounted for as reinsurance. Accordingly, any financing revenues related to the XOLT are recorded in other revenues,
Prior to the deconsolidation of BAM on July 1, 2024, HG Re’s reinsurance balances under the XOLT eliminated in White Mountains’s consolidated financial statements. For the year ended December 31, 2025 and for the period from July 1, 2024 to December 31, 2024, other revenues recognized by HG Re related to the XOLT were insignificant.

Collateral Trusts

HG Re’s obligations under the FLRT are subject to an aggregate limit equal to the assets in two collateral trusts, the Supplemental Trust and the Regulation 114 Trust (together, the “Collateral Trusts”), at any point in time.
On a monthly basis, BAM deposits cash equal to ceded premiums net of ceding commissions, due to HG Re under the FLRT directly into the Regulation 114 Trust. The Regulation 114 Trust target balance is equal to HG Re’s unearned premiums and unpaid loss and LAE reserves, if any. If, at the end of any quarter, the Regulation 114 Trust balance is below the target balance, funds will be withdrawn from the Supplemental Trust and deposited into the Regulation 114 Trust in an amount equal to the shortfall. If, at the end of any quarter, the Regulation 114 Trust balance is above 102% of the target balance, funds will be withdrawn from the Regulation 114 Trust and deposited into the Supplemental Trust. The Regulation 114 Trust balance as of December 31, 2025 and 2024 was $399 million and $352 million, which consisted of cash, investments and accrued investment income.
The Supplemental Trust target balance is $603 million, less the amount of cash and securities in the Regulation 114 Trust in excess of its target balance (the “Supplemental Trust Target Balance”). If, at the end of any quarter, the Supplemental Trust balance exceeds the Supplemental Trust Target Balance, such excess may be distributed to HG Re. The distribution will be made first as an assignment of accrued interest on the BAM Surplus Notes and second in cash and/or fixed income securities. For the year ended December 31, 2025, HG Re received a distribution from the Supplemental Trust of $61 million, which consisted of an assignment of $30 million of accrued interest on the BAM Surplus Notes and a cash distribution of $31 million. For the year ended December 31, 2024, HG Re received a distribution from the Supplemental Trust of $80 million, which consisted of an assignment of $59 million of accrued interest on the BAM Surplus Notes and a cash distribution of $21 million.

As the BAM Surplus Notes are repaid over time, the BAM Surplus Notes will be replaced in the Supplemental Trust by cash and fixed income securities. The Supplemental Trust balance as of December 31, 2025 and 2024 was $607 million and $598 million, which included $323 million and $289 million of cash, investments and accrued investment income, $277 million and $301 million of BAM Surplus Notes at nominal value and $7 million and $8 million of accrued interest receivable on the BAM Surplus Notes at nominal value.
As of December 31, 2025 and 2024, the Collateral Trusts held total assets of $1,007 million and $950 million.

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
During 2025, HG Global received cash payments of principal and interest on the BAM Surplus Notes totaling $35 million. Of these payments, $24 million was a repayment of principal held in the Supplemental Trust, less than $1 million was a payment of accrued interest held in the Supplemental Trust and $11 million was a payment of accrued interest held outside the Supplemental Trust.
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
As of December 31, 2025 and 2024, the principal balance on the BAM Surplus Notes was $277 million and $301 million and total interest receivable on the BAM Surplus Notes was $214 million and $195 million, all at nominal value.
Prior to the deconsolidation of BAM on July 1, 2024, the BAM Surplus Notes, including accrued interest receivable, were classified as intercompany notes carried at nominal value, which eliminated in consolidation. Upon deconsolidation, White Mountains elected the fair value option for the BAM Surplus Notes. As of December 31, 2025 and 2024, the fair value of the BAM Surplus Notes was $339 million and $382 million. The decline was driven by a $38 million decrease in fair value and $35 million in cash payments of principal and interest, partially offset by $30 million of accrued interest. See “BAM Surplus Notes” under “CRITICAL ACCOUNTING ESTIMATES — Fair Value Measurements” on page 88.

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

The following table presents HG Re’s insured portfolio by asset class as of December 31, 2025 and 2024:

Millions	December 31, 2025		December 31, 2024
Sector	Outstanding Par Value of Policies Assumed	Weighted Average Credit Rating (1)	Outstanding Par Value of Policies Assumed	Weighted Average Credit Rating (1)
General obligation	$10,757.7	A	$9,811.0	A
Utility	3,079.3	A	2,653.3	A
Dedicated tax	2,001.4	A	1,858.0	A
General fund	1,709.5	A+	1,608.1	A+
Higher education	1,585.3	A-	1,363.2	A-
Enterprise systems	1,426.7	A	1,209.7	A
Total insured portfolio	$20,559.9	A	$18,503.3	A
(1) The weighted average credit ratings are based on Standard & Poor’s credit ratings, or if unrated by Standard & Poor’s, the Standard & Poor’s equivalent of credit ratings provided by Moody’s Investor Service (“Moody’s”). HG Re’s weighted average credit rating is calculated using its outstanding par value of policies assumed.
The following tables present HG Re’s ten largest exposures based upon the par value of policies assumed as of December 31, 2025 and 2024:

	December 31, 2025
$ in Millions	Outstanding Par Value of Policies Assumed	Percent of Total Outstanding Par Value of Policies Assumed	Credit Rating (1)
Metropolitan Transportation Authority (MTA), NY, Mass Transit - Farebox	$87.6	0.4%	A
City of Sherman, TX, (Grayson County), Combined Water & Sewer	85.7	0.4	A-
New Jersey Transportation Trust Fund Authority, System & Program Bonds, NJ, Gas Tax - State	84.4	0.4	A
City of Chicago, IL (Cook County)	80.9	0.4	BBB
South Carolina Public Service Authority	77.1	0.4	A-
Westfield Washington Schools, IN (Hamilton County)	74.5	0.4	AA+
Midway Airport, Chicago City of, IL (Cook County), Airport GARB (2023 Supplemental Indenture)	73.4	0.4	A
City of Chicago, IL (Cook County), Sales Tax - Local	72.5	0.4	A+
Hayward USD, CA (Alameda County)	71.0	0.3	A+
O'Hare Airport, IL (Cook County) GARB	70.4	0.3	A+
Total of top ten exposures	$777.5	3.8%
(1) The credit ratings are based on Standard & Poor’s credit ratings, or if unrated by Standard & Poor’s, the Standard & Poor’s equivalent of credit ratings provided by Moody’s. “AA+” is the second highest, “A+” is the fifth highest, “A” is the sixth highest, “A-” is the seventh highest and “BBB” is the ninth highest of 23 credit ratings assigned by Standard & Poor’s.

	December 31, 2024
$ in Millions	Outstanding Par Value of Policies Assumed	Percent of Total Outstanding Par Value of Policies Assumed	Credit Rating (1)
Metropolitan Transportation Authority (MTA), NY, Mass Transit - Farebox	$79.7	0.4%	A-
Midway Airport, City of Chicago, IL (Cook County), Airport GARB (2023 Supplemental Indenture)	77.0	0.4	A
City of Sherman, TX, (Grayson County), Combined Water & Sewer	76.4	0.4	A
South Carolina Public Service Authority	73.1	0.4	A-
City of Chicago, IL (Cook County), Sales Tax - Local	71.6	0.4	AA-
New Jersey Transportation Trust Fund Authority, System & Program Bonds, NJ, Gas Tax - State	69.2	0.4	A-
Pennsylvania Turnpike Commission, PA, Toll Roads	64.8	0.4	A+
Port Authority of NY and NJ	63.0	0.3	AA-
State of Illinois, General Obligation Bonds	61.9	0.3	A-
City of Wichita, KS (Sedgwick County), Water & Sewer	61.6	0.3	AA-
Total of top ten exposures	$698.3	3.7%
(1) The credit ratings are based on Standard & Poor’s credit ratings, or if unrated by Standard & Poor’s, the Standard & Poor’s equivalent of credit ratings provided by Moody’s. “AA-” is the fourth highest, “A+” is the fifth highest, “A” is the sixth highest and “A-” is the seventh highest of 23 credit ratings assigned by Standard & Poor’s.

The following tables present the geographic distribution of HG Re’s insured portfolio as of December 31, 2025 and 2024:

	December 31, 2025
$ in Millions	Number of Risks	Outstanding Par Value of Policies Assumed	Percent of Total Outstanding Par Value of Policies Assumed
California	908	$3,677.7	17.9%
Texas	1,268	3,388.7	16.5%
Illinois	529	1,909.4	9.3%
Pennsylvania	568	1,718.5	8.4%
New York	423	969.3	4.7%
New Jersey	218	772.3	3.8%
Alabama	221	612.3	3.0%
Ohio	209	600.4	2.9%
Florida	98	524.0	2.5%
Indiana	158	509.4	2.5%
Other States	1,917	5,877.9	28.5%
Total insured portfolio	6,517	$20,559.9	100.0%

	December 31, 2024
$ in Millions	Number of Risks	Outstanding Par Value of Policies Assumed	Percent of Total Outstanding Par Value of Policies Assumed
California	891	$3,336.9	18.0%
Texas	1,156	2,940.7	15.9
Illinois	499	1,721.2	9.3
Pennsylvania	555	1,688.2	9.1
New York	421	866.3	4.7
New Jersey	212	712.7	3.9
Alabama	216	563.0	3.0
Florida	99	523.3	2.8
Ohio	197	494.1	2.7
Indiana	152	463.5	2.5
Other States	1,753	5,193.4	28.1
Total insured portfolio	6,151	$18,503.3	100.0%

The following table presents HG Re’s insured portfolio by issuer size of exposure as of December 31, 2025 and 2024:

$ in Millions	December 31, 2025			December 31, 2024
Original Par Value of Policies Assumed Per Issuer (1)	Number of Risks	Outstanding Par Value of Policies Assumed	Percent of Total Outstanding Par Value of Policies Assumed	Number of Risks	Outstanding Par Value of Policies Assumed	Percent of Total Outstanding Par Value of Policies Assumed
Less than $1 million	2,981	$1,361.8	6.6%	2,796	$1,280.6	6.9%
$1 to $2 million	1,284	1,850.0	9.0	1,260	1,798.8	9.7
$2 to $5 million	1,313	4,175.3	20.3	1,242	3,909.2	21.1
$5 to $10 million	538	3,800.1	18.5	492	3,430.3	18.5
$10 to $20 million	239	3,319.5	16.1	217	2,952.6	16.0
$20 to $50 million	131	4,019.5	19.6	121	3,697.8	20.0
Above $50m	31	2,033.7	9.9	23	1,434.0	7.8
Total insured portfolio	6,517	$20,559.9	100.0%	6,151	$18,503.3	100.0%
(1) The original par value of policies assumed per issuer does not include refunded and re-issued deals.

Insured Credit Surveillance

HG Re attends BAM’s monthly surveillance committee meetings. The surveillance committee evaluates the credit profile of each insured municipal bond on a periodic basis and places each insured municipal bond into one of four surveillance categories, the last two of which represent insured municipal bonds that are on BAM’s insured credit watchlist. Surveillance category 3 represents insured municipal bonds whose issuers are experiencing financial, legal or administrative issues causing overall credit quality deterioration, but whose probability of generating an insured loss is considered remote. Surveillance category 4 represents insured municipal bonds where a loss is expected or losses have been paid and have not been recovered or are not recoverable. As of December 31, 2025, BAM had assigned one credit to surveillance category 3. BAM has not assigned any credits to surveillance category 4 since inception.
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

KUDU

Overview

Kudu provides capital solutions for boutique asset and wealth managers for a variety of purposes including generational ownership transfers, management buyouts, acquisition and growth finance and legacy partner liquidity. Kudu also provides strategic advice to managers from time to time. Kudu’s capital solutions are generally structured as noncontrolling equity interests in the form of revenue and earnings participation contracts (“Participation Contracts”) and designed to generate immediate cash yields.
Kudu expects to fund new capital deployments predominantly through excess operating cash flows, recycling of certain sales transaction proceeds, and available debt capacity, with additional equity contributions from White Mountains and other existing investors as needed.
As of December 31, 2025 and 2024, White Mountains reported $1,402 million and $1,108 million of total assets and $955 million and $792 million of total equity related to Kudu. As of December 31, 2025 and 2024, White Mountains owned 91.2% and 90.4% of Kudu’s basic units outstanding (77.9% and 77.0% on a fully-diluted/fully-converted basis, taking account of management’s equity incentives) and reported $141 million and $128 million of noncontrolling interests related to Kudu.

Portfolio

As of December 31, 2025, Kudu had deployed $1.2 billion, including transaction costs, into 30 asset and wealth management firms globally, including three that have been exited. As of December 31, 2025, Kudu’s asset and wealth management firms had combined assets under management of approximately $153 billion, spanning a range of asset classes including real estate, wealth management, hedge funds, private equity and alternative credit strategies. Since inception, Kudu’s capital was deployed at an initial average gross cash yield of 9.3% based on expected cash in the first year following deployment.
Kudu’s philosophy is to partner with asset and wealth management firms that exhibit strong cash flow generation and growth. Kudu seeks to provide its solutions across a diverse mix of investment strategies and asset classes in the middle market.
Kudu’s average capital deployment to date has been approximately $39 million, with a range from $14 million to $81 million. Apportioned by manager type, Kudu’s portfolio as of December 31, 2025 was deployed 35% in alternatives, 44% in private capital, 14% in wealth management and 7% in traditional asset management. Kudu prioritizes the private capital segment as the underlying clients of these firms tend to be locked-up for an extended period, which can provide stability of revenues in a potential market downturn.
Kudu is geographically diversified with portfolio companies headquartered in the United States and internationally.

DISTINGUISHED

Overview

On September 2, 2025, White Mountains acquired a controlling financial interest in Distinguished (the “Distinguished Transaction”). See Note 2 — “Significant Transactions” on page F-19.
Distinguished is a full-service MGA and program administrator for specialty property and casualty insurance. Distinguished places insurance across a diversified portfolio of programs broadly grouped into two verticals. The ScaleCo vertical consists of established programs, primarily focused on real estate and hospitality end markets. The GrowthCo vertical consists of start-up programs, focused on a diversified set of specialty property and casualty insurance products across multiple industries. On behalf of its insurance carrier partners, Distinguished typically manages all aspects of the placement process, including product development, marketing, underwriting and policy issuance. Distinguished earns commissions based on the volume and profitability of the insurance that it places. Distinguished does not retain insurance risk.
As of December 31, 2025, White Mountains reported $735 million of total assets and $428 million of total equity related to Distinguished. As of December 31, 2025, White Mountains owned 55.5% of the basic units outstanding of Distinguished (43.6% on a fully-diluted/fully-converted basis, taking account of management’s equity incentives) and reported $132 million of redeemable noncontrolling interests and $74 million of nonredeemable noncontrolling interests related to Distinguished.

Marketing and Distribution

Distinguished is an MGA and program administrator with delegated binding authorities, and as such, is generally dependent on its carrier partners to bear the insurance risk on the programs designed and underwritten by Distinguished. Distinguished typically expands its programs when market conditions are attractive and shrinks its programs when market conditions are challenging. This practice has led to longstanding insurance carrier partner relationships, in some cases over 20 years. The insurance risk for Distinguished’s programs is supported by 17 insurance carrier partners, with the top three of these carrier partners accounting for 61% of Distinguished’s managed premiums for the year ended December 31, 2025, which includes periods prior to White Mountains’s ownership. White Mountains believes this information is useful in understanding the overall diversification in Distinguished’s capacity.
Distinguished primarily relies on third-party agents and brokers as its sales channel. Substantially all of Distinguished’s products are distributed through third-party agents and brokers who have the principal relationships with policyholders. Agents and brokers have significant influence over renewals, and thus Distinguished’s business model is dependent on its relationships with, and the success of, the agents and brokers with whom Distinguished does business. Distinguished’s programs are supported by over 2,000 agents and brokers, with the top three firms accounting for 10% of Distinguished’s managed premiums for the year ended December 31, 2025, which includes periods prior to White Mountains’s ownership. White Mountains believes this information is useful in understanding the overall diversification in Distinguished’s distribution base.

Competition

Distinguished operates in a highly competitive property and casualty insurance intermediary industry. Competitors are differentiated based on price, conditions of coverage, loss ratio performance, quality of service, technology and other factors. Distinguished’s primary competitors are typically specialty insurance distribution and underwriting businesses and their agents.

Managed Premiums and Commission and Fee Revenues

Managed premiums, which represent the total premiums placed by Distinguished, were $188 million for the period from September 2, 2025, the date of acquisition, through December 31, 2025. The following table presents Distinguished’s managed premiums and commission and fee revenues by vertical for the period from September 2, 2025 through December 31, 2025.

	September 2, 2025 - December 31, 2025
Millions	Managed Premiums	Commission and Fee Revenues
ScaleCo	$141.1	$41.3
GrowthCo	46.8	15.4
Total	$187.9	$56.7

For the year ended December 31, 2025, Distinguished’s total managed premiums were $568 million, which increased 6% compared to the year ended December 31, 2024. This includes periods prior to White Mountains’s ownership of Distinguished, which White Mountains believes is useful in understanding the overall size and growth in Distinguished’s premium base.

OTHER OPERATIONS

Overview

White Mountains’s Other Operations consists of the Company and its wholly-owned subsidiary, WM Capital, its other intermediate holding companies, its wholly-owned investment management subsidiary, WM Advisors, investment assets managed by WM Advisors, its interests in the Bamboo SPV, MediaAlpha, PassportCard/DavidShield, BroadStreet, Elementum, WTM Partners, Enterprise Solutions, the Bamboo CRVs, Other Operating Businesses and certain other assets.

WM Advisors

As of December 31, 2025, WM Advisors managed and/or provided oversight and administration for substantially all of White Mountains’s fixed maturity investments, short-term investments, common equity securities and other long-term investments.

Bamboo

On January 2, 2024, White Mountains acquired a controlling financial interest in Bamboo. On December 5, 2025, White Mountains completed the sale of a controlling financial interest in WM Pierce Holdings, Inc. and its subsidiaries, including Bamboo MGA (collectively, the "Bamboo Group"), to affiliates of funds advised by CVC Capital Partners (“CVC”), pursuant to the terms of the securities purchase agreement dated October 2, 2025 (the "Bamboo SPA"). Under the terms of the Bamboo SPA, White Mountains sold approximately 77.3% of its equity interest in Bamboo for net cash proceeds at closing of $848 million and retained an indirect equity interest valued at $250 million (the “Bamboo Sale Transaction”). White Mountains’s indirect equity interest is held through the Bamboo SPV. See Note 2 — “Significant Transactions” on page F- 19.
As a result of the Bamboo Sale Transaction, White Mountains deconsolidated the Bamboo Group on December 5, 2025, and Bamboo is no longer a reportable segment. Through December 5, 2025, Bamboo’s results of operations are presented within the Bamboo segment. White Mountains’s noncontrolling equity interest in the Bamboo SPV is accounted for at fair value in other long-term investments within Other Operations. The Bamboo Group’s assets and liabilities have been presented as held for sale as of December 31, 2024. See Note 20 — “Held for Sale” on page F-79.
Bamboo is a capital-light, tech- and data-enabled insurance distribution platform providing homeowners’ insurance and related products to the residential property market in California and, beginning in the third quarter of 2025, in Texas. Bamboo operates primarily through Bamboo MGA, its full-service MGA business, where the company manages all aspects of the placement process on behalf of its fronting and reinsurance carrier partners (“Capacity Providers”), including product development, marketing, underwriting, policy issuance and claims oversight, and it earns commissions based on the volume and profitability of the insurance that it places. Bamboo MGA offers both admitted and non-admitted products. Under its capacity agreements, Bamboo MGA’s commission levels are based on a sliding scale tied primarily to its attritional loss ratio. Bamboo also operates two separate but integrated businesses: (i) a retail agency, within Bamboo MGA, offering ancillary products (e.g., flood, earthquake) on behalf of third parties and (ii) Ide8 Re, Inc. (the “Bamboo Captive”), a U.S.-domiciled captive reinsurer that participates in the underwriting risk of Bamboo’s MGA programs to align interests with Capacity Providers.
As of December 31, 2025, White Mountains had a 27.9% limited partnership interest in the Bamboo SPV. As of December 31, 2025, White Mountains owned 17.2% of the basic units outstanding of Bamboo (14.6% on a fully-diluted/fully-converted basis, taking account of management’s equity incentives) on a look-through basis. As of December 31, 2025, the fair value of White Mountains’s interest in the Bamboo SPV was $250 million.

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
As of December 31, 2025, White Mountains owned 17.9 million shares of MediaAlpha, representing a 27.4% basic ownership interest based on the total class A and class B common shares outstanding in MediaAlpha’s Report on Form 10-Q dated October 29, 2025. At the December 31, 2025 share price of $12.95, the fair value of White Mountains’s investment in MediaAlpha was $231 million. As of December 31, 2024, White Mountains owned 17.9 million shares of MediaAlpha, representing a 26.6% basic ownership interest. At the December 31, 2024 share price of $11.29, the fair value of White Mountains’s investment in MediaAlpha was $202 million.

PassportCard/DavidShield

PassportCard/DavidShield is an international MGA specializing in leisure travel insurance and global expatriate medical insurance. PassportCard/DavidShield delivers digitally-enabled insurance solutions that provide real time funding for covered medical expenses at the point of care.
PassportCard/DavidShield writes two principal product lines: (i) leisure travel insurance (“PassportCard”) and (ii) comprehensive expatriate medical services (“DavidShield”). PassportCard/DavidShield offers these products to both individuals and organizations. Its principal markets include Israel (its home market) as well as the European Union and Australia – servicing over two million insured members in over 180 countries. In Israel, PassportCard/DavidShield operates through a wholly-owned insurance carrier that underwrites policies and cedes substantially all underwriting risk to its highly-rated reinsurance partners. Outside Israel, PassportCard/DavidShield places policies with licensed third-party insurance carriers. PassportCard/DavidShield earns commissions for the placement of policies with its insurance and reinsurance carrier partners and licensing fees for the use of its card-based technology. PassportCard/DavidShield distributes its products through brokers, strategic partnerships and direct-to-consumer digital channels.
There are a number of distinct advantages to the PassportCard/DavidShield insurance solutions that differentiate its business in the marketplace. PassportCard/DavidShield offers its members a proprietary, card-based platform that enables paperless claims processing and immediate payment authorization, reducing reliance on traditional reimbursement models. This technology-driven approach supports enhanced claims control, fraud mitigation and data-informed loss management, thereby contributing to competitive loss ratios for its reinsurance partners and a differentiated customer experience.
By leveraging the regulated payment capabilities and propriety infrastructure of a debit card model, PassportCard/DavidShield has been able to integrate its insurance services with personal travel-related payment functionality. In July 2025, PassportCard/DavidShield launched an integrated Travel Money Payment Card, a solution combining the insurance claims card with a personal travel-focused payment card that enables customers to manage both medical expenses and personal travel spending through the same card.
As a business based in Israel, PassportCard/DavidShield has been affected by the geopolitical environment in the Middle East. Following the events of October 7, 2023 and the resulting war in Gaza, PassportCard/DavidShield experienced a significant decline in revenues relating to its Israeli leisure travel segment. However, Israeli leisure travel revenues placed by PassportCard have gradually recovered and have now surpassed pre-war levels despite intermittent periods of increased geopolitical unrest in the region and reduced capacity from international airline carriers offering service to and from Israel. Meanwhile, the comprehensive expatriate medical insurance placed by DavidShield has remained largely unaffected by the geopolitical environment.
White Mountains’s noncontrolling equity interest in PassportCard/DavidShield is accounted for at fair value within other long-term investments. As of December 31, 2025 and 2024, White Mountains owned 53.8% basic ownership interest of PassportCard/DavidShield (51.5% on a fully-diluted/fully-converted basis). As of December 31, 2025 and 2024, the fair value of White Mountains’s interest in PassportCard/DavidShield was $170 million and $150 million.

BroadStreet

BroadStreet is an insurance brokerage company with a presence in all 50 U.S. states and ten Canadian provinces. BroadStreet focuses on commercial and personal property & casualty insurance and employee benefits. BroadStreet partners with leading insurance agencies, known as core agency partners. Complementing its M&A capabilities and capital solutions, BroadStreet provides a vast network of market resources, tools and expertise to its core agency partners, working alongside them to drive organic growth and improve agency performance.
On July 18, 2025, White Mountains invested $150 million into BroadStreet through the BroadStreet SPV, alongside co-lead investors Ethos Capital LP and British Columbia Investment Management Corporation. See Note 2 — “Significant Transactions” on page F- 19. White Mountains’s noncontrolling equity interest in the BroadStreet SPV is accounted for at fair value using NAV as a practical expedient and is included within other long-term investments. As of December 31, 2025, the fair value of White Mountains’s interest in the BroadStreet SPV was $160 million. As of December 31, 2025, White Mountains had a 10.9% limited partnership interest in the BroadStreet SPV and a less than 5% ownership of BroadStreet on a look-through basis.

Elementum

Elementum is a third-party registered investment adviser specializing in natural catastrophe insurance-linked securities (“ILS”). Elementum manages separate accounts and pooled investment vehicles across various ILS sectors, including catastrophe bonds, collateralized reinsurance investments and industry loss warranties on behalf of third-party clients.
White Mountains has a noncontrolling equity interest in Elementum, which is accounted for at fair value within other long-term investments. As of December 31, 2025 and 2024, the fair value of White Mountains’s interest in Elementum totaled $35 million. As of December 31, 2025 and 2024, White Mountains had a 26.6% limited partnership interest in Elementum (25.4% on a fully-diluted/fully-converted basis).
White Mountains also has investments in ILS funds managed by Elementum. As of December 31, 2025 and 2024, White Mountains had $50 million and $74 million invested in ILS funds managed by Elementum.

WTM Partners

In October 2023, White Mountains announced the launch of WTM Partners, which will acquire businesses in non-insurance, non-financial services sectors including essential services, light industrial and specialty consumer. White Mountains expects to deploy up to $500 million of equity capital through WTM Partners over time. WTM Partners deployed $58 million in Enterprise Solutions in 2025, which was the first acquisition by WTM Partners. WTM Partners did not deploy any equity capital in 2024.

Enterprise Solutions
On April 1, 2025, White Mountains acquired a controlling financial interest in Enterprise Solutions (the “Enterprise Solutions Transaction”). See Note 2 — “Significant Transactions” on page F- 19. Enterprise Solutions provides specialty electrical contracting services to commercial and institutional customers. As of December 31, 2025, White Mountains reported $178 million of total assets and $90 million of total equity related to Enterprise Solutions. As of December 31, 2025, White Mountains owned 65.5% of Enterprise Solutions on a basic units outstanding basis (59.0% on a fully-diluted/fully-converted basis, taking account of management’s equity incentives) and reported $31 million of noncontrolling interests.

Bamboo CRVs

The Bamboo CRVs are special purpose collateralized reinsurance vehicles that provide reinsurance capacity to Bamboo. White Mountains capitalized the Bamboo CRVs by purchasing preference shares that were deposited into collateral trust accounts. The Bamboo CRVs entered into collateralized quota share agreements with certain of Bamboo’s fronting partners to provide reinsurance protection on Bamboo’s admitted and non-admitted business written in the 2025 and 2024 treaty years. As of December 31, 2025, White Mountains’s total commitment to the Bamboo CRVs was $10 million.

Other Operating Businesses

White Mountains has controlling equity interests in various other operating businesses which are consolidated. As of December 31, 2025, White Mountains reported $87 million of total assets, $54 million of total equity (net of intercompany eliminations) and $6 million of noncontrolling interests related to these businesses. As of December 31, 2024, White Mountains reported $100 million of total assets, $65 million of total equity (net of intercompany eliminations) and $9 million of noncontrolling interests related to these businesses.
White Mountains also has noncontrolling equity interests in various other operating businesses, which are generally accounted for at fair value within other long-term investments. As of December 31, 2025 and 2024, the fair value of these interests totaled $58 million and $49 million.

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
White Mountains maintains a fixed income portfolio that consists primarily of high-quality, short-duration, fixed maturity investments and short-term investments. White Mountains invests in fixed maturity investments that are attractively priced in relation to their investment risks and actively manages the average duration of the fixed income portfolio. As of December 31, 2025, the fixed income portfolio duration, including short-term investments, was 1.5 years. White Mountains has established relationships with select third-party registered investment advisers to manage a portion of its fixed income portfolio.
White Mountains maintains an equity portfolio that consists of common equity securities, its investment in MediaAlpha and other long-term investments. As of December 31, 2025, White Mountains’s portfolio of common equity securities generally consists of international listed equity funds and passive exchange traded funds (“ETFs”). White Mountains’s other long-term investments consist primarily of unconsolidated entities, including Kudu’s Participation Contracts, the Bamboo SPV, PassportCard/DavidShield and the BroadStreet SPV, as well as private equity funds and hedge funds, a bank loan fund and Lloyd’s trust deposits. See “Portfolio Composition” on page 76.

REGULATION

United States

Insurance Regulation
Distinguished is licensed in all 50 states as an insurance producer. The distribution of insurance products is a heavily regulated industry subject to regulation and supervision by state regulatory authorities. State insurance laws are often complex and generally grant broad discretion to supervisory authorities in adopting regulations and supervising regulated activities, which generally includes the licensing of insurance brokers and agents, intermediaries and third-party administrators. Our continuing ability to distribute insurance products in the states in which we currently operate is dependent upon our compliance with the rules and regulations promulgated by the regulatory authorities in each of these states.
White Mountains believes that Distinguished is in compliance with all applicable laws and regulations pertaining to its business that would have a material effect on its financial condition or results of operations in the event of non-compliance.

Rate Regulations
Nearly all states have insurance laws requiring personal property and casualty insurers to file rating plans, policy or coverage forms and other information with the state’s regulatory authority. In many cases, such rating plans and/or policy or coverage forms must be approved by the regulatory authority prior to use. The speed with which an insurer can change rates in response to competition or in response to increasing costs depends, in part, on whether the rating laws are (i) prior approval, (ii) file-and-use or (iii) use-and-file laws. In states with prior approval laws, the regulator must approve a rate before the insurer may use it. In states with file-and-use laws, the insurer does not have to wait for the regulator’s approval to use a rate, but the rate must be filed with the regulatory authority prior to being used. In states with use-and-file laws, the insurer must file rates within a certain period after the insurer begins to use them. Under all three types of rating laws, the regulator has the authority to disapprove a rate filing. While Distinguished is not an insurer, and thus not required to file its own rating plans with the state's regulatory authority, Distinguished’s commissions are derived from a percentage of the premium rates set by its insurance carrier partners in conjunction with state law, and the sustainability of Distinguished’s business is dependent on such rates.

Premium Accounts Held in Trust
Distinguished maintains trust accounts in order to comply with fiduciary requirements under U.S. state insurance laws and regulations relating to premium trust accounts. Under such laws, insurance agencies that do not make immediate remittances to counterparties (such as insurance companies, clients or other producers to which premium, commissions or other amounts are due from time to time) must segregate funds owed to such counterparties, and these funds must be held in trust for the insurance company, client or other relevant third-party payee. Distinguished’s use of trust accounts is routinely subject to audits by its insurance carrier partners and other external auditors.

Cybersecurity
Certain of our U.S. operations are subject to federal and state cybersecurity and data privacy laws, including the California Consumer Privacy Act, as amended by the California Privacy Rights Act, and the NYDFS Cybersecurity Regulation. These laws impose requirements relating to the protection of personal information, breach notification, governance, risk management and certification. Compliance with these requirements may increase operating costs, and violations may result in regulatory penalties, litigation and reputational harm.

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

Capital and Solvency Return
As a Class 4 insurer, GAIL is required to file, on an annual basis, a capital and solvency return in respect of its general business, which currently includes, among other items, a statutory economic balance sheet, a schedule of risk management, a catastrophe risk return, a schedule of loss triangles or reconciliation of net loss reserves (where applicable), a schedule of eligible capital and the Enhanced Capital Requirement (“ECR”) as calculated by the Bermuda Solvency and Capital Requirement (“BSCR”) model (or an approved internal model). The BSCR is a mathematical model designed to give the BMA robust methods for determining an insurer’s capital adequacy. Underlying the BSCR is the belief that all insurers should operate on an ongoing basis with a view to maintaining their capital at a prudent level in excess of the minimum solvency margin otherwise prescribed under the Insurance Act. The 2025 BSCR must be filed with the BMA before April 30, 2026; at this time, we believe GAIL will exceed the minimum amount required to be maintained under Bermuda law.
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

Minimum Solvency Margin
As a general business insurer, GAIL is required to maintain statutory assets in excess of its statutory liabilities by an amount, equal to or greater than the prescribed minimum solvency margin. The minimum solvency margin that must be maintained by a Class 4 insurer is the greater of (i) $100 million, (ii) 50% of net premiums written (with a credit for reinsurance ceded not exceeding 25% of gross premiums), (iii) 15% of net aggregate loss and loss expense provisions and other insurance reserves or (iv) 25% of the ECR.
As special purpose insurers, HG Re and Outrigger Re Ltd. must maintain a minimum solvency margin whereby their special purpose business assets must exceed their special purpose business liabilities by at least $1.

Enhanced Capital Requirement
As a Class 4 insurer, GAIL is required to maintain its available statutory economic capital and surplus at a level at least equal to its ECR. The ECR must at all times equal or exceed the insurer’s minimum solvency margin and may be adjusted in circumstances where the BMA concludes that the insurer’s risk profile deviates significantly from the assumptions underlying its ECR or the insurer’s assessment of its risk management policies and practices used to calculate the ECR applicable to it. While not specifically referred to in the Insurance Act, the BMA has also established a target capital level for each Class 4 insurer equal to 120% of the respective ECR. While a Class 4 insurer is not currently required to maintain its statutory economic capital and surplus at this level, the target capital level serves as an early warning tool for the BMA and failure to maintain statutory capital at least equal to the target capital level will likely result in increased BMA regulatory oversight.
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

Restrictions on Dividends and Reductions of Capital
As a Class 4 insurer, GAIL is prohibited from declaring or paying any dividends if in breach of the required minimum solvency margin or minimum liquidity ratio (the “Relevant Margins”) or if the declaration or payment of such dividend would cause the insurer to fail to meet the Relevant Margins. Further, Class 4 insurers are prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files (at least seven days before payment of such dividends) with the BMA an affidavit stating that it will continue to meet its Relevant Margins. Class 4 insurers must obtain the BMA’s prior approval for a reduction of 15% or more of the total statutory capital as set forth in its previous year’s financial statements. These restrictions on dividends under the Insurance Act are in addition to the solvency requirements under the Companies Act 1981 of Bermuda, as amended (the “Companies Act”). See “LIQUIDITY AND CAPITAL RESOURCES — Dividend Capacity” on page 81 for further discussion.
As special purpose insurers, HG Re and Outrigger Re Ltd. are not required to obtain the BMA’s prior approval in connection with any reduction of total statutory capital but are prohibited from declaring or paying a dividend if they are in breach of their minimum solvency margin or if the declaration or payment of such dividend would cause such a breach. The solvency test for the declaration of dividends by WM Outrigger Re, as a segregated account, is evaluated based upon the solvency of WM Outrigger Re, rather than the solvency of Outrigger Re Ltd. as a whole.

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

Notification of Cyber Reporting Events
Every insurer subject to the Insurance Act must notify the BMA of certain cybersecurity events and provide follow-up reporting. Failure to comply may result in regulatory action.

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
The Economic Substance Act 2018, as amended (“ESA”) impacts every Bermuda registered entity engaged in a “relevant activity,” requiring impacted entities to maintain a substantial economic presence in Bermuda and to satisfy economic substance requirements. Under the ESA, insurance or holding entity activities (both as defined in the ESA and the Economic Substance Regulations 2018, as amended) are relevant activities. To the extent that the ESA applies to any of our Bermuda entities, we are required to demonstrate compliance with economic substance requirements by filing an annual economic substance declaration with the Bermuda Registrar of Companies. Any entity that must satisfy economic substance requirements but fails to do so could face automatic disclosure to competent authorities in the European Union of the information filed by the entity with the Bermuda Registrar of Companies in connection with the economic substance requirements. Additionally, a company may also face penalties, restrictions or regulation of its business activities and may be struck off as a registered entity in Bermuda for failure to satisfy economic substance requirements. The Company believes it complies with all of the applicable laws and regulations pertaining to economic substance that would have a material effect on its financial condition and results of operations in the event of non-compliance.

United Kingdom

PRA and FCA Regulation
As an insurer in the United Kingdom, Ark is dual-regulated by the Financial Conduct Authority (the “FCA”) and the Prudential Regulation Authority (the “PRA”) (collectively, the “U.K. Regulators”). The PRA currently has ultimate responsibility for the prudential supervision of financial services in the United Kingdom. The FCA has responsibility for market conduct regulation. The U.K. Regulators regulate insurers, insurance intermediaries and Lloyd’s. Both the PRA and FCA have substantial powers of intervention in relation to regulated firms.

Lloyd’s Regulation
Lloyd’s as a whole is authorized by the PRA and regulated by both the FCA and the PRA. Lloyd’s is required to implement certain rules prescribed by the PRA and by the FCA; such rules are to be implemented by Lloyd’s pursuant to its powers under the Lloyd’s Act 1982 relating to the operation of the Lloyd’s market. Lloyd’s prescribes, in respect of its managing agents and corporate and individual members, certain minimum standards relating to their management and control, solvency and various other requirements. If it appears to either the PRA or the FCA that either Lloyd’s is not fulfilling its delegated regulatory responsibilities or that managing agents are not complying with the applicable regulatory rules and guidance, the PRA or the FCA may intervene at their discretion.
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

General
The operations of ASML, Ark’s wholly-owned Lloyd’s managing agent, are subject to oversight by Lloyd’s, through the Lloyd’s Council. ASML’s business plan for the Syndicates, including maximum stamp capacity, requires annual approval from Lloyd’s. Stamp capacity is a measure of the amount of net premium (premiums written less acquisition costs) that a syndicate is authorized by Lloyd’s to write. Lloyd’s may require changes to any business plan presented to it or additional capital to be provided to support the underwriting plan. Lloyd’s approved stamp capacity in 2026 for Syndicate 4020, including ACSN 3832, is £850 million ($1,148 million based upon the foreign currency exchange spot rate as of December 31, 2025) and for Syndicate 3902 is £250 million ($338 million based upon the foreign currency exchange spot rate as of December 31, 2025). The Syndicates are supported by capital provided through ACML, Ark’s wholly-owned Lloyd’s corporate member.
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

Intervention Powers
The Lloyd’s Council has wide discretionary powers to regulate members’ underwriting at Lloyd’s. It may, for instance, withdraw a member’s permission to underwrite business or to underwrite a particular class of business. The Lloyd’s Council may change the basis on which syndicate expenses are allocated or vary the Funds at Lloyd’s requirements or the investment criteria applicable to the provision of Funds at Lloyd’s. Exercising any of these powers might affect the return on the member’s participation in a given underwriting year. If a member of Lloyd’s is unable to pay its debts to policyholders, the member may obtain financial assistance from the Lloyd’s Central Fund, which in many respects acts as an equivalent to a state guaranty fund in the United States. If Lloyd’s determines that the Central Fund needs to be increased, it has the power to assess premium levies on current members of Lloyd’s. The Lloyd’s Council has discretion to call or assess up to 3% of a member’s underwriting capacity in any one year as a Central Fund contribution.
While not currently material to Ark’s operations, the Syndicates also access insurance business from the European Economic Area through the London Branch of Lloyd’s Insurance Company. Lloyd’s Insurance Company is authorized and regulated by the National Bank of Belgium and regulated by the Financial Services and Markets Authority.

U.K. Domestic Prudential Regime
Following the United Kingdom’s exit from the European Union, U.K.-authorized insurers are subject to the U.K.’s domestic prudential regime administered by the PRA. The regime, which evolved from the EU Solvency II framework, establishes risk-based capital and governance requirements. Lloyd’s must satisfy PRA solvency requirements based on its internal model, and Ark’s underwriting capacity at Lloyd’s is subject to these PRA and Lloyd’s capital standards.

Cybersecurity
Ark is subject to U.K. data protection laws, including the U.K. General Data Protection Regulation and the Data Protection Act 2018, and, where applicable, the EU General Data Protection Regulation. These laws impose requirements relating to the processing of personal data, including breach notification, data subject rights, governance controls and restrictions on cross-border data transfers. Violations may result in significant administrative fines and other regulatory action.

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

General

Change of Control
The jurisdictions in which White Mountains operates have laws and regulations that require regulatory approval of a change of control. Where such laws apply, there can be no effective change in our control (or in the control of some or our subsidiaries) unless the person seeking to acquire control has filed a statement with the regulators and obtained prior approval for the proposed change.

RATINGS

Insurance companies are evaluated by various rating agencies in order to measure each company’s financial strength. Higher ratings generally indicate stronger financial stability and claims paying ability. White Mountains believes that strong ratings are important factors in the marketing and sale of insurance products and services to agents, consumers and ceding companies.
As of February 27, 2026, each of Lloyd’s Syndicates 4020 and 3902 benefits from the financial strength rating of “A+/stable” by A.M. Best Company, Inc. (“A.M. Best”) and “AA-/stable” by Standard & Poor’s assigned to the Lloyd’s marketplace. “A+” is the second highest of 16 financial strength ratings assigned by A.M. Best and “AA-” is the fourth highest of 23 financial strength ratings assigned by Standard & Poor’s.
As of February 27, 2026, GAIL’s financial strength rating was “A/stable” by A.M. Best. “A” is the third highest of 16 financial strength ratings assigned by A.M. Best.

HUMAN CAPITAL

As of December 31, 2025, White Mountains employed 1,648 people (consisting of 85 people at the Company, WM Capital, its other intermediate holding companies, WM Advisors, WTM Partners and HG Global, 300 people at Ark, 17 people at Kudu, 288 people at Distinguished and 958 people at its consolidated Other Operating Businesses).
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

As of December 31, 2025, we had total goodwill and other intangible assets of $1,020 million on our consolidated balance sheet, of which $578 million relates to Distinguished and $293 million relates to Ark.
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

Ark underwrites insurance and reinsurance policies that cover unpredictable catastrophic events all over the world. Ark has exposure to losses caused by natural disasters and other events such as hurricanes, windstorms, earthquakes, floods, wildfires, tornadoes, tsunamis and severe weather. Catastrophes can also include large losses driven by public health crises, terrorist attacks, war and war-like actions, explosions, infrastructure failures and cyber attacks.
The extent of a catastrophe loss is a function of both the severity of the event and the total amount of insured exposure to the event, as well as the coverage provided to customers. Increases in the value and concentration of insured property or insured employees, the effects of inflation, changes in weather patterns and increased terrorism and war and war-like actions could increase the future frequency and/or severity of claims from catastrophic events. Climate change, which is characterized by higher temperatures, sea level rise and more extreme weather events including droughts, heavy storms, wildfires and stronger hurricanes, increases the frequency and severity of certain major natural catastrophes. There is also a growing threat of cyber risks due to the increasing interconnectivity of global systems. Claims from catastrophic events could materially adversely affect our results of operations and financial condition. In addition, following a large loss event, Ark could have diminished capacity to write new insurance and reinsurance policies due to reductions in its capital levels.
Ark seeks to manage its exposure to catastrophic losses by limiting and monitoring the aggregate insured value of policies in geographic areas with exposure to catastrophic events and by buying reinsurance. To manage, monitor and analyze insured values and potential losses, Ark utilizes proprietary and third-party catastrophe management software to estimate potential losses for many different catastrophe scenarios. Ark incorporates the physical risk of climate change in its underwriting process through sensitivity and stress testing of its catastrophe models, including increased frequency of U.S. windstorms and the implications of storm surge. Ark’s estimates of potential losses are dependent on many variables, including assumptions about storm intensity, storm surge, loss amplification, loss adjustment expenses and insurance-to-value in the aftermath of weather-related catastrophes. In addition, Ark has to account for quality of data provided by insureds. Accordingly, if the assumptions are incorrect, the actual losses Ark might incur from a catastrophe could be materially different than the expectation of losses generated from modeled catastrophe scenarios, which could materially adversely affect our results of operations and financial condition.

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
The maintenance of an “A-” or better financial strength rating is particularly important to Ark’s ability to write property and casualty insurance and reinsurance business in most markets. Ark writes insurance and reinsurance through Lloyd’s Syndicates 4020 and 3902, each of which benefits from the financial strength rating of “A+/stable” by A.M. Best and “AA-/stable” by Standard & Poor’s assigned to the Lloyd’s marketplace. GAIL, Ark’s wholly-owned Bermuda-based insurance and reinsurance company, has an “A/stable” financial strength rating by A.M. Best. See “RATINGS” on page 28.
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

Ark may not adequately alleviate risk through reinsurance and retrocessional arrangements, which could materially adversely affect our results of operations and financial condition.

Ark attempts to limit its risk of loss through reinsurance and retrocessional arrangements. Retrocessional arrangements refer to reinsurance purchased by a reinsurer to cover its own risks assumed from ceding companies. The availability and cost of reinsurance and retrocessional protection is subject to market conditions, which are outside of Ark’s control. In addition, the coverage provided by Ark’s reinsurance and retrocessional arrangements may not cover certain of its future liabilities. As a result, Ark may not be able to adequately alleviate risk through these arrangements, which could materially adversely affect our results of operations and financial condition.
In addition, due to various factors, including the price or availability of reinsurance or retrocessional coverage, Ark may decide to increase the amount of risk retained by purchasing less reinsurance. Such a determination has the effect of increasing Ark’s financial exposure to losses associated with risks that it underwrites and, in the event of significant losses associated with a given risk, could materially adversely affect our results of operations and financial condition.
Purchasing reinsurance does not relieve Ark of its underlying obligations to policyholders or ceding companies. As a result, any inability to collect amounts due from reinsurers could materially adversely affect our results of operations and financial condition. The inability to collect amounts due from reinsurers, including Outrigger Re Ltd., can result from a number of scenarios, including: (i) reinsurers withholding payment due to a dispute, including coverage terms, adverse judicial rulings or failed arbitration, or other factors beyond Ark’s control; (ii) reinsurers becoming unable to pay amounts owed to Ark as a result of a deterioration in their financial condition; and (iii) in the case of Outrigger Re Ltd., losses exceeding amounts within the collateral trust accounts. While we currently believe the condition of Ark’s reinsurers is strong, it is possible that one or more of Ark’s reinsurers will be adversely affected by future significant losses or economic events causing them to be unable or unwilling to pay amounts owed.

The property and casualty insurance and reinsurance industries are highly competitive and cyclical, and Ark may not be able to compete effectively in the future, which could materially adversely affect our results of operations and financial condition.

The property and casualty insurance and reinsurance industries are highly competitive and have historically been cyclical, experiencing periods of severe price competition and less selective underwriting standards (soft markets) followed by periods of relatively high prices and more selective underwriting standards (hard markets). Ark competes with other Lloyd’s syndicates, London market participants and major U.S., Bermuda, European and other international insurance and reinsurance companies. Many of these competitors have greater financial resources, have more established long-term and continuing business relationships throughout the insurance and reinsurance industries and may have higher financial strength ratings, which can represent significant competitive advantages for them.
Soft primary insurance market conditions could lead to a significant reduction in reinsurance premium rates, less favorable contract terms and fewer submissions for Ark’s reinsurance underwriting capacity. The supply of reinsurance is also related to the level of reinsured losses and the level of industry capital which, in turn, may fluctuate in response to changes in rates of return earned in the reinsurance industry. As a result, the reinsurance industry historically has been cyclical, characterized by periods of intense price competition due to excess underwriting capacity, as well as periods when shortages of capacity permitted improvements in reinsurance rate levels and terms and conditions. In addition, the ease of entry into the reinsurance sector facilitates competition from third-party capital in the property catastrophe excess reinsurance line. This alternative capital provides collateralized property catastrophe protection in the form of catastrophe bonds, industry loss warranties, sidecars and other vehicles that facilitate the ability for non-reinsurance entities, such as hedge funds and pension funds, to compete for property catastrophe excess reinsurance business outside of the traditional treaty market.
We expect to continue to experience the effects of the insurance and reinsurance industries’ cyclicality. If Ark is unable to maintain its competitive position throughout soft and hard market cycles, its business may be adversely affected, and it may not be able to compete effectively in the future, which could materially adversely affect our results of operations and financial condition.

Ark’s loss and LAE reserves may be inadequate to cover the ultimate liability for losses, which could materially adversely affect our results of operations and financial condition.

Ark maintains reserves to cover its estimated ultimate liabilities for loss and LAE. Loss and LAE reserves are typically comprised of (i) case reserves for reported claims and (ii) incurred but not reported (“IBNR”) reserves for losses that have occurred but for which claims have not yet been reported and for expected future development on case reserves. Loss and LAE reserves are estimates of what Ark believes the settlement and administration of claims will cost based on facts and circumstances then known. These estimates involve actuarial and claims assessments and require Ark to make a number of assumptions about future events that are subject to unexpected changes and are beyond Ark’s control, such as future trends in claim severity, emerging coverage issues, frequency, inflation, legislative and judicial changes, regulatory changes, adverse court rulings and other factors. Because of uncertainties associated with estimating ultimate loss and LAE reserves, we cannot be certain that Ark’s reserves are adequate. In the event that Ark’s reserves are insufficient to cover the actual loss and LAE, Ark may need to add to the reserves, which could materially adversely affect our results of operations and financial condition. For further discussion of our loss and LAE reserves, see “CRITICAL ACCOUNTING ESTIMATES — Loss and LAE Reserves” on page 90.

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
On July 11, 2025, Standard & Poor’s concluded its most recent review and affirmed BAM’s “AA/stable” financial strength rating. A downgrade, withdrawal or negative watch/outlook of BAM’s financial strength rating could severely limit or prevent BAM’s ability to write municipal bond insurance policies, which could materially adversely affect HG Re’s business, and, consequently, could materially adversely affect our results of operations and financial condition.

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

As of December 31, 2025, White Mountains owned BAM Surplus Notes with a principal balance of $277 million and accrued interest receivable of $214 million, both at nominal value. The BAM Surplus Notes were carried at a fair value of $339 million as of December 31, 2025. No payment of principal or interest on the BAM Surplus Notes may be made without the approval of the NYDFS. Under its agreements with HG Global, BAM is required to seek regulatory approval to pay principal and interest on the BAM Surplus Notes only to the extent that its capital resources continue to support its outstanding obligations, business plan and rating. It is unlikely that BAM would pay principal and interest on the BAM Surplus Notes if such payments could lead to a rating downgrade. In 2025, the NYDFS approved cash payments of principal and interest on the BAM Surplus Notes totaling $35 million. We cannot guarantee that the NYDFS will approve payments on the BAM Surplus Notes in the future.
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

We may be subject to volatility from the valuation of the BAM Surplus Notes, which could materially adversely affect our results of operations and financial condition.

As of December 31, 2025, the fair value of the BAM Surplus Notes was $339 million using a discounted cash flow analysis. White Mountains’s reported book value per share may be subject to volatility in the future, as the valuation of the BAM Surplus Notes under the discounted cash flow analysis could be volatile. For example, in 2025 White Mountains recognized a decrease of $38 million in the fair value of the BAM Surplus Notes. We use judgment in selecting the key inputs to the discounted cash flow analysis. With a discounted cash flow analysis, small changes to key inputs may result in significant changes to fair value. See “BAM Surplus Notes” under “CRITICAL ACCOUNTING ESTIMATES — Fair Value Measurements” on page 88 for a description of the methodology and key inputs we use to determine the valuation of the BAM Surplus Notes. Given the inherent subjectivity and uncertainty in the methodology and inputs used to determine the fair value of the BAM Surplus Notes, the value established using this methodology may not be fully realized. Should there be a significant decrease in the valuation of the BAM Surplus Notes, it could materially adversely affect our results of operations and financial condition.

The municipal bond industry is highly regulated at the federal and state level, and certain municipal bonds enjoy preferential tax treatment. Significant changes to these regulations or to the tax treatment of municipal bonds could materially adversely affect BAM’s and HG Re’s business and, consequently, could materially adversely affect our results of operations and financial condition.

The municipal bond market is subject to regulations at both the federal and state level, and certain municipal bonds enjoy preferential tax treatment. Changes to such regulations or to the tax treatment of municipal bonds could affect the issuance of certain municipal bonds or could reduce the attractiveness of and market for BAM’s financial guarantee solutions. This could decrease the amount of bond insurance issued by BAM and thereby reduce payments on the BAM Surplus Notes and risk premiums ceded to HG Re, both of which could materially adversely affect our results of operations and financial condition.

Risks Related to Kudu’s Business and Industry

    Kudu’s financial performance is dependent upon its clients’ asset and performance-based fees, which are subject to a variety of economic, market and other risks. Additionally, Kudu’s managers participate in a highly competitive, highly regulated industry. Kudu’s managers may not be able to compete effectively in the future, which could materially adversely affect our results of operations and financial condition.

    Kudu provides capital solutions for asset and wealth management firms through Participation Contracts. Kudu’s managers generate their revenues and earnings by charging asset-based fees, which are typically a percentage of the value of the assets they manage for their clients, and/or performance-based fees, which are typically a portion of actual returns achieved for their clients above a target return. Much of the revenue that Kudu generates from its clients is subject to the same general economic and market risks that may affect our investment portfolio. See Risk Factors, “Our investment portfolio may suffer reduced returns or losses, which could materially adversely affect our results of operations and financial condition. Adverse changes in equity markets, interest rates, debt markets or foreign currency exchange rates could result in significant losses to the value of our investment portfolio.” on page 35.
    Additionally, Kudu’s managers participate in a highly competitive, highly regulated industry that subjects their operations to a number of other risks that are out of our control, including (i) changes in investor preference from the actively-managed investments offered by Kudu’s managers to passively-managed investments; (ii) the ability of Kudu’s managers to successfully attract new clients and retain existing ones; (iii) the ability of Kudu’s managers to avoid fee compression; (iv) the reliance of Kudu’s managers on a small number of key personnel; and (v) future changes to regulations that make Kudu’s managers’ businesses more cumbersome and expensive to operate. If Kudu’s managers are unable to compete effectively in the future, Kudu’s business may be materially adversely affected, which could materially adversely affect our results of operations and financial condition.

Risks Related to Distinguished’s Business and Industry

Distinguished’s commission revenues are dependent on many factors, some of which are beyond its control, including the pricing and profitability of certain segments of the property and casualty insurance industry, which is highly competitive and cyclical. Distinguished may not be able to compete effectively in the future, which could materially adversely affect our results of operations and financial condition.

Distinguished generates most of its revenues from commissions that are a portion of premiums charged by insurance companies to their insureds. Distinguished is an MGA and program administrator with delegated binding authorities, and as such, its carrier partners bear the insurance risk on the programs designed and underwritten by Distinguished. Should Distinguished fail to meet the profitability expectations of the carriers that underwrite the business it places, those carriers could choose to stop underwriting the business or reduce the commission rate they will pay for placement services, which could materially adversely affect Distinguished’s commission revenues and, consequently, could materially adversely affect our results of operations and financial condition.
Distinguished’s future commission revenues could also be materially adversely affected by other factors beyond its control, including (i) the increasing availability of capital markets-based products designed to replace traditional insurance and reinsurance products; (ii) growth in the direct-to-consumer sales channel at the expense of insurance intermediaries including agents and brokers; (iii) the percentage of premium insurance carriers will pay for placement services; (iv) the availability and cost of reinsurance; and (v) future trends in claim severity, emerging coverage issues, frequency, inflation, legislative and judicial changes, regulatory changes, adverse court rulings and other factors.
The property and casualty insurance industry is highly competitive and has historically been cyclical, experiencing periods of severe price competition and less selective underwriting standards (soft markets) followed by periods of relatively high prices and more selective underwriting standards (hard markets). The cyclicality of the property and casualty markets is beyond Distinguished’s control and could materially adversely affect our results of operations and financial condition by reducing the commissions it receives for property and casualty insurance placed during soft markets.  We expect to continue to experience the effects of cyclicality. If Distinguished is unable to successfully manage the risks associated with soft markets, Distinguished’s business may be materially adversely affected, which could materially adversely affect our results of operations and financial condition.

A substantial portion of Distinguished’s business is placed with one insurance carrier, and most of Distinguished’s business is placed with a small number of carriers. Any deterioration in the arrangements with its carriers could adversely affect Distinguished’s business, which could materially adversely affect our results of operations and financial condition.

Distinguished placed approximately 22% of its business with its single largest carrier during the year ended December 31, 2025. Distinguished placed approximately 61% of its business with its three largest carriers during the year ended December 31, 2025. Should any of these carriers reduce the volume of business accepted from Distinguished or adversely change the terms and conditions of placement, we cannot guarantee that Distinguished would be able to find other carriers to assume the business, which could materially adversely affect our results of operations and financial condition.

Distinguished primarily relies on third-party agents and brokers to distribute its products, and any deterioration in the relationships with these parties could adversely affect Distinguished’s business, which could materially adversely affect our results of operations and financial condition.

Substantially all of Distinguished’s products are distributed through third-party agents and brokers who have the principal relationships with policyholders. Agents and brokers have significant influence over renewals, and thus Distinguished’s business model is dependent on its relationships with, and the success of, the agents and brokers with whom Distinguished does business.
Because Distinguished primarily relies on third-party agents and brokers as its sales channel, any deterioration in the relationships with these parties or failure to provide competitive compensation could lead them to place less premium with Distinguished. Distinguished places a substantial portion of its premium through a limited number of agents and broker relationships. For the year ended December 31, 2025, the top three relationships accounted for 10% of Distinguished’s managed premiums. Loss of all or a substantial portion of the business provided by one or more of these agents and brokers could materially adversely affect Distinguished’s business, which could materially adversely affect our results of operations and financial condition.

Risks Related to Investments

Our investment portfolio may suffer reduced returns or losses, which could materially adversely affect our results of operations and financial condition. Adverse changes in equity markets, interest rates, debt markets or foreign currency exchange rates could result in significant losses to the value of our investment portfolio.

Our investment portfolio primarily consists of fixed maturity investments, short-term investments, common equity securities, our investment in MediaAlpha and other long-term investments. Other long-term investments consist primarily of Kudu’s Participation Contracts, the Bamboo SPV, PassportCard/DavidShield, the BroadStreet SPV, private equity funds and hedge funds, a bank loan fund and Lloyd’s trust deposits. We invest to maximize long-term after-tax total returns while taking prudent levels of risk and maintaining a diversified portfolio subject to our investment guidelines and various regulatory restrictions. However, investing entails substantial risks. We may not achieve our investment objectives, and our investment performance may vary substantially over time. Losses or volatility in the equity or fixed income markets could materially adversely affect our results of operations and financial condition.
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
In addition, certain of our other long-term investments are not regularly traded in active investment markets and may be illiquid. These investments can experience volatility in their returns or valuations, which could materially adversely affect our results of operations and financial condition.

We may be subject to volatility from our investment in MediaAlpha, which could materially adversely affect our results of operations and financial condition.

White Mountains’s investment in MediaAlpha is valued based on the publicly-traded share price of MediaAlpha’s common stock, which at the December 31, 2025 closing price of $12.95 per share was $231 million. As a result, White Mountains’s reported book value per share may be subject to future volatility, as the valuation of its investment in MediaAlpha is based on the publicly-traded share price of MediaAlpha’s common stock. Should there be a significant decrease in the publicly-traded share price of MediaAlpha’s common stock, it could materially adversely affect our results of operations and financial condition.

Our investment portfolio includes securities that do not have readily observable market prices. We use valuation methodologies that are inherently subjective and uncertain to value these securities. The values of securities established using these methodologies may never be realized, which could materially adversely affect our results of operations and financial condition.

As of December 31, 2025, White Mountains owned $1,814 million in securities, including Kudu’s Participation Contracts, the Bamboo SPV and PassportCard/DavidShield, that are not actively traded in public markets, do not have readily observable market prices and are classified as Level 3 investments in the GAAP fair value hierarchy. On a quarterly basis, we make a good faith determination of the fair value of our Level 3 investments in our GAAP financial statements using valuation techniques that are inherently subjective and uncertain.
In determining the GAAP fair value of these securities, we use judgment in selecting the fair value methodology and the significant inputs that are employed by that methodology for each such investment. See “CRITICAL ACCOUNTING ESTIMATES — Fair Value Measurements” on page 87 for a description of the methodologies we use to determine the GAAP fair value of our investments without a readily observable market price. Given the inherent subjectivity and uncertainty in the methodologies we use to determine the fair value of our investments without a readily observable market price, the values of such investments established using these methodologies may never be realized, which could materially adversely affect our results of operations and financial condition.

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
On December 15, 2022, European Union Member States voted to adopt the European Union Minimum Tax Directive (the “EU Minimum Tax Directive”) in conformity with the Organization for Economic Cooperation and Development (“OECD”) Pillar Two initiative. The Pillar Two initiative includes a set of model rules that are generally designed to impose a top-up tax on a large multinational enterprise group to the extent that the group is not subject to an effective tax rate of at least 15% in each jurisdiction in which the group has a consolidated affiliate or permanent establishment. The EU Minimum Tax Directive required European Union Member States to enact conforming law by December 31, 2023. The main rule of the EU Minimum Tax Directive, the Income Inclusion Rule (“IIR”), was to become effective for fiscal years beginning on or after December 31, 2023, while the Undertaxed Profits Rule (“UTPR”) was to become effective for fiscal years beginning on or after December 31, 2024. The EU Minimum Tax Directive also permits European Union Member States to elect to apply a Qualified Domestic Minimum Top-up Tax (“QDMTT”) for fiscal years beginning on or after December 31, 2023.
On July 11, 2023, the United Kingdom enacted conforming Pillar Two legislation including the IIR and QDMTT. On March 20, 2025, the United Kingdom enacted legislation adopting the Pillar Two UTPR. Under the legislation, the effective date of the UTPR is deferred for five years to fiscal years beginning on or after December 31, 2029 for U.K. companies in consolidated groups that meet certain requirements. To qualify for the deferral, generally the group must (i) have consolidated affiliates and permanent establishments in six or fewer countries and (ii) have no more than €50 million of net tangible assets outside of the country where the group has the largest amount of net tangible assets. White Mountains expects to meet the requirements to be exempt from the U.K. UTPR until January 1, 2030.
On December 20, 2023, Luxemburg enacted conforming Pillar Two legislation including the IIR, UTPR and QDMTT. The Luxembourg legislation defers the effective date of the UTPR for five years to fiscal years beginning on or after December 31, 2029 for Luxembourg companies in consolidated groups that meet certain requirements. To qualify for the deferral, generally the group must (i) have consolidated affiliates and permanent establishments in six or fewer countries and (ii) have no more than €50 million of net tangible assets outside of the country where the group has the largest amount of net tangible assets. White Mountains expects to meet the requirements to be exempt from the Luxembourg UTPR until January 1, 2030.
The failure by White Mountains to meet the requirements of the five-year deferral under the Bermuda corporate income tax or the OECD Pillar Two UTPR could materially adversely affect our results of operations and financial condition.

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

The income of our U.S. subsidiaries is subject to U.S. federal, state and local income tax and other taxes. The income of our non-U.S. subsidiaries is generally subject to a lower tax rate than that imposed by the United States. Certain of our non-U.S. subsidiaries are eligible for the benefits of tax treaties between the United States and other countries. We believe our non-U.S. subsidiaries will continue to be eligible for treaty benefits. However, it is possible that factual changes or changes to U.S. tax laws or changes to tax treaties that presently apply to our non-U.S. subsidiaries could increase income subject to tax, or the tax rate on income, in the United States.  Similarly, changes to the applicable tax laws, treaties or regulations of other countries could subject the income of members of our group to higher rates of tax outside the United States. Additionally, the base erosion and profit shifting (“BEPS”) project currently being undertaken by the OECD and the European Commission’s investigation into illegal state aid may result in changes to long standing tax principles. The Bermuda corporate income tax and the Pillar Two worldwide minimum tax currently being enacted around the world are examples of the effects of the BEPS project. Such changes in tax laws or tax treaties could materially adversely affect our results of operations and financial condition.

Our non-U.S. subsidiaries are treated as CFCs and may subject a U.S. 10% shareholder of our common shares to disadvantageous rules under U.S. federal income tax laws.

The Tax Cuts and Jobs Act of 2017 (“TCJA”) modified certain U.S. tax rules that apply to controlled foreign corporations (“CFCs”). As a result of these changes, each of our non-U.S. subsidiaries is treated as a CFC. If any of our shareholders is a “U.S. 10% shareholder” (as described below) that directly or indirectly owns stock in White Mountains, that shareholder must include in its taxable income each year its pro rata share of our CFC subsidiaries’ “subpart F income” and global intangible low-taxed income (“GILTI”) for that year, even if no distributions are received by the U.S. 10% shareholder.
Due to changes made by the TCJA, a shareholder is treated as a U.S. 10% shareholder if the shareholder is a U.S. person who owns directly, indirectly or through constructive ownership rules 10% or more of either the voting power or the total value of our shares. As a result, a U.S. person that owns (directly, indirectly or through constructive ownership rules) 10% or more of our shares will generally be treated as a U.S. 10% shareholder of our CFC subsidiaries, notwithstanding the voting power restrictions of our shares. However, a person that is a U.S. 10% shareholder solely as a result of constructive ownership rules (i.e., such person does not directly or indirectly own stock of White Mountains) should not have a subpart F income inclusion or GILTI inclusion with respect to our CFC subsidiaries.
On July 4, 2025, the U.S. enacted the One Big Beautiful Bill Act (“OBBBA”). The OBBBA reinstated the pre-TCJA rules for determining status as a U.S. 10% shareholder and made certain changes to the subpart F and GILTI rules (including renaming GILTI “net CFC tested income”), effective for tax years beginning after December 31, 2025.
The OBBBA enacted a separate inclusion regime for a “foreign controlled U.S.” (“FCUS”) shareholder of a “foreign controlled foreign corporation” (“FCFC”). A FCUS shareholder of a FCFC must include in its taxable income each year its pro rata share of a FCFC’s subpart F income and CFC tested income for that year, even if no distributions are received by the FCUS shareholder. A FCUS shareholder is a U.S. person who owns more than 50% of a foreign corporation directly, indirectly or through certain constructive ownership rules. A FCFC is a foreign corporation (other than a CFC) where FCUS shareholders own more than 50% of the stock of the foreign corporation directly, indirectly or through certain constructive ownership rules. The enacted provisions apply to tax years of foreign corporations beginning after December 31, 2025.
If you are a U.S. person who might be a U.S. 10% shareholder or a FCUS shareholder, we encourage you to consult your own tax advisor concerning these rules.

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

We are subject to supervision and regulation by regulatory authorities in the various jurisdictions in which we conduct business, including state and national insurance regulators. Regulatory authorities have broad regulatory, supervisory and administrative powers relating to, among other things, data protection and data privacy, solvency standards, licensing, coverage requirements, policy rates and forms and the form and content of financial reports. Regulatory authorities continue to implement new or enhanced regulatory requirements. Regulatory authorities also may seek to exercise their supervisory or enforcement authority in new or more extensive ways. These actions, if they occur, could affect the competitive market and the way in which we conduct our business and manage our capital and could result in lower revenues and higher costs. As a result, such actions could materially adversely affect our results of operations and financial condition.

Bermuda law differs from the laws in effect in the United States and may afford less protection to shareholders.

We are organized under the laws of Bermuda, and a significant portion of our assets are located outside the United States. As a result, it may not be possible for our shareholders to enforce court judgments obtained in the United States against us based on the civil liability provisions of the federal or state securities laws of the United States, either in Bermuda or in countries other than the United States where we have assets. In addition, there is some doubt as to whether the courts of Bermuda and other countries would recognize or enforce judgments of U.S. courts obtained against us or our directors or officers based on the civil liabilities provisions of the federal or state securities laws of the United States or would hear actions against us or those persons based on those laws.
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
The risks identified above could expose us to data breaches, disruptions of service, financial losses and significant increases in compliance costs and reputational harm. In addition, a data breach could subject us to legal liability or regulatory action under data protection and privacy laws and regulations enacted by federal, state and foreign governments or other regulatory bodies. As a result, our ability to conduct our business could be adversely impacted, which could materially adversely affect our results of operations and financial condition.

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
Ark’s, WM Outrigger Re’s and HG Global’s headquarters are located in Hamilton, Bermuda. In addition, Ark maintains underwriting offices in London, England and Hamilton, Bermuda. Kudu’s, Distinguished’s and WTM Partners’s headquarters are located in New York, New York.
The various offices and facilities of the consolidated Other Operating Businesses are owned or leased. Management considers its office facilities suitable and adequate for its current level of operations.

Item 3.  Legal Proceedings

None.

Item 4.  Mine Safety Disclosures

None.

AVAILABLE INFORMATION

The Company is subject to the informational reporting requirements of the Exchange Act. In accordance therewith, the Company files reports, proxy statements and other information with the SEC. These documents are available at www.sec.gov and www.whitemountains.com shortly after such material is electronically filed with or furnished to the SEC. In addition, the Company’s Code of Business Conduct as well as the various charters governing the actions of certain of the Company’s Committees of its Board of Directors, including its Audit Committee and Compensation/Nominating & Governance Committee, are available at www.whitemountains.com.
The Company will provide to any shareholder, upon request and without charge, copies of these documents (excluding any applicable exhibits unless specifically requested). Written or telephone requests should be directed to the Corporate Secretary, White Mountains Insurance Group, Ltd., 26 Reid Street, Hamilton, HM 11 Bermuda, telephone number (441) 278-3160.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS (as of February 27, 2026)

Name	Position	Age	Executive Officer Since
Liam P. Caffrey	Chief Executive Officer	53	2022
Giles E. Harrison	President	57	2024
Michael A. Papamichael	Managing Director and Chief Financial Officer	45	2026
Michaela J. Hildreth	Managing Director and Chief Accounting Officer	58	2021
Robert L. Seelig	Executive Vice President and General Counsel	57	2002

All executive officers of the Company are elected by the Board for a term of one year or until their successors are duly elected and qualified. Information with respect to the principal occupation and relevant business experience of the Executive Officers follows:
Mr. Caffrey was appointed as Chief Executive Officer in January 2026. Prior to that, he served as President and Chief Financial Officer of the Company since April 2024. Prior to that, he served as Executive Vice President and Chief Financial Officer. Prior to joining White Mountains in March 2022, Mr. Caffrey served as Chief Executive Officer of Aon’s Global Affinity business. Prior to that, he served as Chief Financial Officer of Aon Risk Solutions globally and as Chief Financial Officer of Aon Risk Solutions Americas. Prior to joining Aon, Mr. Caffrey spent 12 years with McKinsey & Company.
Mr. Harrison was appointed as President in January 2026. Prior to that, he served as Executive Vice President and Chief Strategy Officer of the Company. Prior to joining White Mountains in June 2024, Mr. Harrison worked for the Zurich Insurance Group from 2015 to 2024, most recently as the Chief Financial Officer of Farmers Group, Inc. Prior to joining Farmers, he was CEO of Regional Markets EMEA for Zurich Insurance Group, based in Zurich. Prior to this, he led the Zurich Group’s mergers, acquisitions and partnership activities globally. Prior to Zurich, Mr. Harrison was an investment banker at Lehman Brothers and HSBC. Mr. Harrison also serves as a director of BAM.
Mr. Papamichael was appointed as Managing Director and Chief Financial Officer in January 2026. Prior to that, he served as Managing Director and Deputy Chief Financial Officer. Prior to joining White Mountains in 2020, Mr. Papamichael served as a Senior Vice President at Hamilton Insurance Group. Prior to joining Hamilton, Mr. Papamichael held various senior positions at Sirius Group, including when it was owned by White Mountains prior to 2016.
Ms. Hildreth was appointed as Managing Director and Chief Accounting Officer of the Company in May 2021. Prior to that, she served as Managing Director and General Auditor of WM Capital. She joined White Mountains in 2003 and has served in a variety of accounting and audit-related positions with the Company and its subsidiaries. Prior to joining the Company, Ms. Hildreth spent 13 years with PricewaterhouseCoopers.
Mr. Seelig is Executive Vice President and General Counsel of the Company. Since 2022, Mr. Seelig has also served as Head of Investor Relations. Prior to joining White Mountains in 2002, Mr. Seelig was with the law firm of Cravath, Swaine & Moore.

PART II

Item 5.  Market for the Company’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

White Mountains’s common shares are listed on the New York Stock Exchange (symbol “WTM”) and the Bermuda Stock Exchange (symbol “WTM-BH”). As of February 23, 2026, there were 228 registered holders of White Mountains common shares, par value $1.00 per share. For information on securities authorized for issuance under the Company’s equity compensation plans, see “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” on page 104.
The following graph presents the five-year cumulative total return for a shareholder who invested $100 in common shares as of December 31, 2020, assuming re-investment of dividends. Cumulative returns for the five-year period ended December 31, 2025 are also shown for the Standard & Poor’s 500 Stocks Capitalization Weighted Index (“S&P 500”) and the Standard & Poor’s 500 Stocks (Property & Casualty) Capitalization Weighted Index (“S&P P&C”) for comparison.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
Index Value
250
225
200
175
150
125
100
75
2020
2021
2022
2023
2024
2025
WTM
S&P 500
S&P P&C

Purchases of Equity Securities by the Company
The following table provides information regarding common shares repurchased by the Company during the fourth quarter of 2025:

Months	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (1)
October 1 - October 31, 2025	20,005	$1,876.80	20,005	281,009
November 1 - November 30, 2025	11,415	$1,897.36	11,415	269,594
December 1 - December 31, 2025 (2)	64,064	$2,082.60	—	269,594
Total	95,484	$2,017.34	31,420	269,594
(1) The Company’s Board of Directors has authorized it to repurchase its common shares, from time to time, subject to market conditions. The repurchase authorizations do not have a stated expiration date.
(2) On December 24, 2025, White Mountains completed a “modified Dutch auction” self-tender offer, through which it repurchased 64,064 of its common shares at a purchase price of $2,082.60 per share ($2,050.00 excluding expenses) for a total cost of approximately $133.4 million, including expenses.

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
The following discussion also includes 12 non-GAAP financial measures: (i) Ark’s tangible book value, (ii) Ark’s tangible capital, (iii) Kudu’s earnings before interest, taxes, depreciation and amortization (“EBITDA”), (iv) Kudu’s adjusted EBITDA, (v) Bamboo’s MGA pre-tax income (loss), (vi) Bamboo’s MGA net income (loss), (vii) Bamboo’s MGA EBITDA, (viii) Bamboo’s MGA adjusted EBITDA, (ix) Distinguished’s ScaleCo net income (loss), (x) Distinguished’s ScaleCo EBITDA, (xi) Distinguished’s ScaleCo adjusted EBITDA and (xii) total consolidated portfolio return excluding MediaAlpha that have been reconciled from their most comparable GAAP financial measures on page 85. White Mountains believes these measures to be useful in evaluating White Mountains’s financial performance and condition.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023

Overview—Year Ended December 31, 2025 versus Year Ended December 31, 2024
White Mountains ended 2025 with book value per share of $2,188, an increase of 25% for the year, including dividends.
The increase in book value per share was driven primarily by the net gain on sale of the Bamboo Group of approximately $320 per share (based on 2.54 million shares outstanding at December 5, 2025). In addition, the growth in White Mountains’s book value per share reflected solid results at its operating companies and good investment returns.
Comprehensive income attributable to common shareholders was $1,109 million in 2025, largely driven by the net gain on sale of the Bamboo Group, compared to $230 million in 2024. White Mountains also recognized a net deferred tax expense of $73 million in 2025 from the reversal of the deferred tax asset related to the Bermuda economic transition adjustment, of which $51 million was recorded at Ark and $22 million was recorded at HG Global. Due to the enactment of Pillar II legislation by Luxembourg in December 2025, White Mountains no longer expects to utilize the benefit of the Bermuda economic transition adjustment.
On December 5, 2025, White Mountains completed the sale of a controlling financial interest in the Bamboo Group to affiliates of funds advised by CVC. White Mountains sold approximately 77.3% of its equity interest in the Bamboo Group for net cash proceeds at closing of $848 million and retained an indirect equity interest valued at $250 million. White Mountains’s Other Operations recognized a net gain of $816 million, which was comprised of an $849 million net gain on sale of the Bamboo Group, partially offset by $33 million of parent company compensation costs recorded within general and administrative expenses.
On September 2, 2025, White Mountains closed its transaction to acquire a controlling financial interest in Distinguished, a full-service MGA and program administrator for specialty property & casualty insurance. White Mountains paid $225 million of cash consideration, including a post-closing purchase price adjustment of $1 million. In addition, Distinguished borrowed $50 million of incremental debt and utilized $7 million of cash on hand as part of the transaction.
On July 18, 2025, White Mountains closed its transaction to deploy $150 million into BroadStreet through the BroadStreet SPV, alongside co-lead investors Ethos Capital LP and British Columbia Investment Management Corporation. BroadStreet is an insurance brokerage company with a presence in all 50 U.S. states and ten Canadian provinces.
On April 1, 2025, White Mountains acquired a majority interest in Enterprise Solutions, a provider of specialty electrical contracting services. This was the first acquisition by WTM Partners. White Mountains paid $58 million of cash consideration, and Enterprise Solutions borrowed $15 million in new debt as part of the transaction.
In 2025, White Mountains repurchased and retired 100,581 of its common shares for $203 million at an average share price of $2,013.67, or 92% of White Mountains’s December 31, 2025 book value per share. This included 64,064 shares repurchased through the self-tender offer in December.
Including a distribution of $128 million from WM Outrigger Re received in January, undeployed capital stands at roughly $1.0 billion.

The Ark/WM Outrigger segment’s combined ratio was 81% in 2025 compared to 82% in 2024. The Ark/WM Outrigger segment reported gross written premiums of $2,557 million, net written premiums of $1,812 million and net earned premiums of $1,697 million in 2025 compared to gross written premiums of $2,207 million, net written premiums of $1,679 million and net earned premiums of $1,588 million in 2024. The Ark/WM Outrigger segment reported pre-tax income of $310 million in 2025 compared to $299 million in 2024.
Ark’s combined ratio was 83% in both 2025 and 2024. Ark’s combined ratio in 2025 included eight points of catastrophe losses, driven primarily by Hurricane Melissa and losses related to the January 2025 California wildfires, compared to 13 points of catastrophe losses in 2024, driven primarily by Hurricanes Milton, Helene, Debby and Beryl. Ark’s combined ratio included seven points of net favorable prior year development in 2025, driven primarily by property and specialty lines of business. This included six points of unfavorable development related to aviation losses from the conflict in Ukraine and Russia. This compares to four points of net favorable prior year development in 2024, driven primarily by property and specialty lines of business.
Ark reported gross written premiums of $2,557 million, net written premiums of $1,727 million and net earned premiums of $1,613 million in 2025 compared to gross written premiums of $2,207 million, net written premiums of $1,593 million and net earned premiums of $1,500 million in 2024. Ark reported pre-tax income of $265 million in 2025 compared to $253 million in 2024. Ark’s results included net realized and unrealized investment gains of $125 million in 2025 compared to $50 million in 2024. Ark’s results in 2025 also included a $173 million of expense related to the increase in fair value of contingent consideration compared to $61 million in 2024. The increase in the contingent consideration liability was driven primarily by strong growth in Ark’s tangible book value in the year. Ark’s results in 2025 also included the reversal of the $51 million deferred tax asset associated with the Bermuda economic transition adjustment. In November 2025, A.M. Best affirmed Ark’s “A/stable” financial strength rating and upgraded its issuer credit rating to “a+/stable”.
WM Outrigger Re’s combined ratio was 57% in 2025, compared to 60% in 2024. Catastrophe losses in the year ended December 31, 2025 included $19 million of losses related to the California wildfires (net of reinstatement premiums), primarily attributable to the 2024 underwriting year. WM Outrigger Re reported gross written premiums of $84 million and net earned premiums of $85 million in 2025 compared to gross written premiums of $87 million and net earned premiums of $88 million in 2024.
WM Outrigger Re reported pre-tax income (loss) of $45 million in 2025, of which $55 million was attributable to the 2025 underwriting year and $(10) million was attributable to the 2024 underwriting year. WM Outrigger Re reported pre-tax income of $46 million in 2024, of which $38 million was attributable to the 2024 underwriting year and $8 million was attributable to the 2023 underwriting year. Through December 31, 2025, WM Outrigger Re has generated pre-tax income of $55 million from the 2025 underwriting year, $29 million from the 2024 underwriting year and $76 million from the 2023 underwriting year.
White Mountains’s capital commitment to WM Outrigger Re was $150 million for the 2025 underwriting year, $130 million for the 2024 underwriting year and $205 million for the 2023 underwriting year. During the fourth quarter of 2025, Ark renewed Outrigger Re Ltd. for the 2026 underwriting year with $70 million of capital. The capital was provided entirely by third-party investors excluding White Mountains.
HG Global reported gross written premiums and earned premiums of $61 million and $31 million in 2025 compared to $52 million and $29 million in 2024. HG Global’s total par value of policies assumed was $3,170 million in 2025 compared to $2,952 million in 2024. HG Global’s total gross pricing was 194 basis points in 2025 compared to 177 basis points in 2024. HG Global reported pre-tax income (loss) of $45 million in 2025 compared to $(66) million in 2024. HG Global’s results included net realized and unrealized investment gains (losses) of $23 million in 2025 compared to $(6) million in 2024, driven by movements in interest rates. HG Global’s results in 2025 also included the reversal of the $22 million deferred tax asset associated with the Bermuda economic transition adjustment. HG Global’s results in 2025 included a $38 million decline in the fair value of the BAM surplus notes, which was driven by changes in certain key inputs used in the discounted cash flow analysis. HG Global’s results in 2024 included an increase of $1 million in the fair value of the BAM surplus notes. In addition, HG Global’s results in 2024 included the $115 million unrealized loss on deconsolidation of BAM.
The fair value of the BAM Surplus Notes was $339 million as of December 31, 2025 compared to $382 million as of December 31, 2024. The decline was driven by the $38 million decrease in fair value and $35 million in cash payments of principal and interest, partially offset by approximately $30 million of accrued interest.

Kudu reported total revenues of $183 million, pre-tax income of $140 million and adjusted EBITDA of $65 million in 2025 compared to total revenues of $119 million, pre-tax income of $81 million and adjusted EBITDA of $55 million in 2024. Total revenues, pre-tax income and adjusted EBITDA included $79 million of net investment income in 2025 compared to $67 million in 2024. Total revenues and pre-tax income also included $104 million of net realized and unrealized investment gains in 2025 compared to $51 million in 2024.
Kudu deployed $197 million, including transaction costs, into three new asset management firms in 2025. As of December 31, 2025, Kudu has deployed $1.2 billion, including transaction costs, into 30 asset and wealth management firms globally, including three that have been exited. As of December 31, 2025, the asset and wealth management firms have combined assets under management of approximately $153 billion, spanning a range of asset classes.
Bamboo reported commission and fee revenues of $211 million and pre-tax income of $40 million in the period from January 1, 2025 through December 5, 2025, the date of sale, while Bamboo reported commission and fee revenues of $135 million and pre-tax income of $33 million in 2024. Bamboo reported MGA pre-tax income of $41 million and MGA adjusted EBITDA of $91 million in the period from January 1, 2025 through December 5, 2025, while Bamboo reported MGA pre-tax income of $32 million and MGA adjusted EBITDA of $53 million in 2024. Managed premiums, which represent the total premium placed by Bamboo, were $705 million in the period from January 1, 2025 through December 5, 2025 and $484 million in 2024. The increase in managed premiums was driven by growth in the renewal book as well as new business volume.
For the period from September 2, 2025, the date of acquisition, through December 31, 2025, Distinguished reported managed premiums of $188 million, commission and fee revenues of $57 million, pre-tax loss of $17 million and ScaleCo adjusted EBITDA of $9 million.
As of December 31, 2025, White Mountains owned 17.9 million shares of MediaAlpha, representing a 27.4% basic ownership interest based on the total class A and class B common shares outstanding in MediaAlpha’s Report on Form 10-Q dated October 29, 2025. As of December 31, 2025, MediaAlpha’s share price was $12.95 per share, which increased from $11.29 per share as of December 31, 2024. The carrying value of White Mountains’s investment in MediaAlpha was $231 million as of December 31, 2025, which increased from $202 million as of December 31, 2024. At White Mountains’s current level of ownership, each $1.00 per share increase or decrease in the stock price of MediaAlpha will result in an approximate $7.00 per share increase or decrease in White Mountains’s book value per share.
White Mountains’s total consolidated portfolio return on invested assets was 9.1% in 2025, which included $30 million of unrealized investment gains from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total consolidated portfolio return on invested assets was 8.9% in 2025. Excluding MediaAlpha, investment returns in 2025 were driven primarily by net investment income and net unrealized investment gains from other long-term investments, net investment income from the fixed income portfolio and net realized gains from common equity securities.
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

Overview—Year Ended December 31, 2024 versus Year Ended December 31, 2023
White Mountains ended 2024 with book value per share of $1,746, an increase of 6% for the year, including dividends. Comprehensive income attributable to common shareholders was $230 million in 2024 compared to $511 million in 2023.
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
As of December 31, 2024, White Mountains owned 17.9 million shares of MediaAlpha, representing a 26.6% basic ownership interest. As of December 31, 2024, MediaAlpha’s share price was $11.29, which increased from $11.15 per share as of December 31, 2023. The carrying value of White Mountains’s investment in MediaAlpha was $202 million as of December 31, 2024, which decreased from $255 million as of December 31, 2023 as a result of the secondary offering.
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
White Mountains’s total consolidated portfolio return on invested assets, both including and excluding White Mountains’s investment in MediaAlpha, was 11.4% in 2023. The total consolidated portfolio return included $27 million of unrealized investment gains from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, investment returns in 2023 were driven primarily by net investment income and net realized and unrealized investment gains from the other long-term investments and fixed income portfolios.

Book Value Per Share

The following table presents White Mountains’s book value per share as of December 31, 2025, 2024 and 2023:

	December 31,
	2025	2024	2023
Book value per share numerators (in millions):
White Mountains’s common shareholders’ equity	$5,425.4	$4,483.7	$4,240.5
Book value per share denominator (in thousands of shares):
Common shares outstanding	2,479.7	2,568.1	2,560.5
Book value per share	$2,187.97	$1,745.87	$1,656.14
Year-to-date dividends paid per share	$1.00	$1.00	$1.00

Goodwill and Other Intangible Assets

The following table presents goodwill and other intangible assets that are included in White Mountains’s book value as of December 31, 2025, 2024 and 2023:

	December 31,
Millions	2025	2024	2023
Goodwill:
Ark	$116.8	$116.8	$116.8
Kudu	7.6	7.6	7.6
Bamboo	—	270.4	—
Distinguished (1)	396.7	—	—
Other Operations (1)	93.0	44.4	44.4
Total goodwill	614.1	439.2	168.8
Other intangible assets:
Ark	175.7	175.7	175.7
Kudu	.1	.4	.7
Bamboo	—	84.6	—
Distinguished (1)	181.0	—	—
Other Operations (1)	49.3	20.4	25.4
Total other intangible assets	406.1	281.1	201.8
Total goodwill and other intangible assets (2)	1,020.2	720.3	370.6
Total goodwill and other intangible assets attributed to noncontrolling interests (3)	(378.6)	(190.5)	(94.9)
Total goodwill and other intangible assets included in White Mountains’s common shareholders’ equity	$641.6	$529.8	$275.7
(1) The relative fair values of goodwill and other intangible assets recognized in connection with the Distinguished Transaction and the Enterprise Solutions Transaction have not yet been finalized. See Note 2 — “Significant Transactions” on page F-19.
(2) See Note 4 — “Goodwill and Other Intangible Assets” on page F-34 for details of other intangible assets.
(3) Amounts reflect the basic ownership percentage of the noncontrolling shareholders.

Summary of Consolidated Results

The following table presents White Mountains’s consolidated financial results by industry for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
Millions	2025	2024	2023
Revenues:
P&C Insurance and Reinsurance revenues	$1,943.8	$1,750.9	$1,557.8
Financial Guarantee revenues	73.6	(44.6)	92.4
Asset Management revenues	183.4	118.8	177.1
P&C Insurance Distribution revenues	246.3	179.8	—
Specialty Insurance Distribution revenues	57.7	—	—
Other Operations revenues	1,230.2	234.9	339.4
Total revenues	3,735.0	2,239.8	2,166.7
Expenses:
P&C Insurance and Reinsurance expenses	1,633.6	1,452.1	1,240.3
Financial Guarantee expenses	28.5	60.6	94.0
Asset Management expenses	43.8	37.5	40.6
P&C Insurance Distribution expenses	206.2	147.1	—
Specialty Insurance Distribution expenses	74.2	—	—
Other Operations expenses	420.0	225.8	226.4
Total expenses	2,406.3	1,923.1	1,601.3
Pre-tax income (loss):
P&C Insurance and Reinsurance pre-tax income (loss)	310.2	298.8	317.5
Financial Guarantee pre-tax income (loss)	45.1	(105.2)	(1.6)
Asset Management pre-tax income (loss)	139.6	81.3	136.5
P&C Insurance Distribution pre-tax income (loss)	40.1	32.7	—
Specialty Insurance Distribution pre-tax income (loss)	(16.5)	—	—
Other Operations pre-tax income (loss)	810.2	9.1	113.0
Total pre-tax income (loss)	1,328.7	316.7	565.4

Net income (loss):
Income tax (expense) benefit	(126.9)	(32.6)	15.5
Net income (loss)	1,201.8	284.1	580.9
Net (income) loss attributable to noncontrolling interests	(95.4)	(53.7)	(71.7)
Net income (loss) attributable to White Mountains’s common shareholders	1,106.4	230.4	509.2

Comprehensive income (loss):
Other comprehensive income (loss), net of tax	3.7	(.1)	2.4
Comprehensive income (loss)	1,110.1	230.3	511.6
Other comprehensive (income) loss attributable to noncontrolling interests	(1.2)	—	(.5)
Comprehensive income (loss) attributable to White Mountains’s common shareholders	$1,108.9	$230.3	$511.1

I. SUMMARY OF OPERATIONS BY SEGMENT

As of December 31, 2025, White Mountains conducted its operations through four reportable segments: (1) Ark/WM Outrigger, (2) HG Global, (3) Kudu and (4) Distinguished, with our remaining operating businesses, holding companies and other assets included in Other Operations. White Mountains has made its segment determination based on consideration of the following criteria: (i) the nature of the business activities of each of the Company’s subsidiaries and affiliates; (ii) the manner in which the Company’s subsidiaries and affiliates are organized; (iii) the existence of primary managers responsible for specific subsidiaries and affiliates; and (iv) the organization of information provided to the Company’s chief operating decision makers and its Board of Directors. Significant intercompany transactions among White Mountains’s segments have been eliminated herein. White Mountains’s segment information is presented in Note 15 — “Segment Information” on page F-70.
During the fourth quarter of 2022, Ark sponsored the formation of Outrigger Re Ltd. to provide collateralized reinsurance protection on Ark’s Bermuda global property catastrophe excess of loss portfolio written in the 2023 underwriting year. Ark renewed its quota share reinsurance agreement with Outrigger Re Ltd. for the 2024, 2025 and 2026 underwriting years. White Mountains consolidates its segregated account of Outrigger Re Ltd., WM Outrigger Re, in its financial statements. WM Outrigger Re’s quota share reinsurance agreement with GAIL eliminates in White Mountains’s consolidated financial statements. WM Outrigger Re exclusively provides reinsurance protection to Ark. As a result, WM Outrigger Re was aggregated with Ark within the Ark/WM Outrigger segment starting in 2023. See Note 2 — “Significant Transactions” on page F-19.
Effective July 1, 2024, White Mountains no longer consolidates BAM. Through June 30, 2024, BAM’s results of operations, are presented within the HG Global segment. See Note 2 — “Significant Transactions” on page F-19.
On December 5, 2025, White Mountains completed the Bamboo Sale Transaction. As a result, White Mountains deconsolidated the Bamboo Group on December 5, 2025, and Bamboo is no longer a reportable segment. Through December 5, 2025, Bamboo’s results of operations, are presented within the Bamboo segment. White Mountains’s noncontrolling equity interest in the Bamboo SPV is accounted for at fair value in other long-term investments within Other Operations. See Note 2 — “Significant Transactions” on page F-19.
On September 2, 2025, White Mountains completed the Distinguished Transaction. As a result, White Mountains began consolidating Distinguished in its financial statements on September 2, 2025. See Note 2 — “Significant Transactions” on page F-19.
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

The following tables present the components of pre-tax income (loss) included in the Ark/WM Outrigger segment for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31, 2025
Millions	Ark	WM Outrigger Re	Eliminations	Total
Direct written premiums	$1,260.1	$—	$—	$1,260.1
Assumed written premiums	1,297.1	84.2	(84.2)	1,297.1
Gross written premiums	2,557.2	84.2	(84.2)	2,557.2
Ceded written premiums	(829.8)	—	84.2	(745.6)
Net written premiums	$1,727.4	$84.2	$—	$1,811.6

Earned insurance premiums	$1,612.8	$84.6	$—	$1,697.4
Net investment income	97.4	9.1	—	106.5
Net realized and unrealized investment gains (losses)	124.6	—	—	124.6
Other revenues	15.3	—	—	15.3
Total revenues	1,850.1	93.7	—	1,943.8
Loss and LAE	818.8	25.4	—	844.2
Acquisition expenses	371.1	23.1	—	394.2
General and administrative expenses - other underwriting	143.9	—	—	143.9
General and administrative expenses - all other	61.1	.1	—	61.2
Change in fair value of contingent consideration	173.0	—	—	173.0
Interest expense	17.1	—	—	17.1
Total expenses	1,585.0	48.6	—	1,633.6
Pre-tax income (loss)	$265.1	$45.1	$—	$310.2

	Year Ended December 31, 2024
Millions	Ark	WM Outrigger Re	Eliminations	Total
Direct written premiums	$1,101.5	$—	$—	$1,101.5
Assumed written premiums	1,105.5	86.5	(86.5)	1,105.5
Gross written premiums	2,207.0	86.5	(86.5)	2,207.0
Ceded written premiums	(614.4)	—	86.5	(527.9)
Net written premiums	$1,592.6	$86.5	$—	$1,679.1

Earned insurance premiums	$1,499.8	$88.0	$—	$1,587.8
Net investment income	79.4	11.3	—	90.7
Net realized and unrealized investment gains (losses)	50.1	—	—	50.1
Other revenues	22.3	—	—	22.3
Total revenues	1,651.6	99.3	—	1,750.9
Loss and LAE	825.9	29.9	—	855.8
Acquisition expenses	283.9	23.2	—	307.1
General and administrative expenses - other underwriting	136.1	—	—	136.1
General and administrative expenses - all other	72.2	.1	—	72.3
Change in fair value of contingent consideration	61.3	—	—	61.3
Interest expense	19.5	—	—	19.5
Total expenses	1,398.9	53.2	—	1,452.1
Pre-tax income (loss)	$252.7	$46.1	$—	$298.8

	Year Ended December 31, 2023
Millions	Ark	WM Outrigger Re	Eliminations	Total
Direct written premiums	$931.9	$—	$—	$931.9
Assumed written premiums	966.5	110.0	(110.0)	966.5
Gross written premiums	1,898.4	110.0	(110.0)	1,898.4
Ceded written premiums	(487.5)	—	110.0	(377.5)
Net written premiums	$1,410.9	$110.0	$—	$1,520.9

Earned insurance premiums	$1,305.4	$104.3	$—	$1,409.7
Net investment income	50.4	11.0	—	61.4
Net realized and unrealized investment gains (losses)	85.9	—	—	85.9
Other revenues	.8	—	—	.8
Total revenues	1,442.5	115.3	—	1,557.8
Loss and LAE	711.2	15.6	—	726.8
Acquisition expenses	251.0	30.5	—	281.5
General and administrative expenses - other underwriting	113.6	—	—	113.6
General and administrative expenses - all other	48.1	.3	—	48.4
Change in fair value of contingent consideration	48.7	—	—	48.7
Interest expense	21.3	—	—	21.3
Total expenses	1,193.9	46.4	—	1,240.3
Pre-tax income (loss)	$248.6	$68.9	$—	$317.5

Combined Ratio
The following tables present the Ark/WM Outrigger segment’s insurance premiums, insurance expenses and insurance ratios for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31, 2025
$ in Millions	Ark	WM Outrigger Re	Eliminations	Total
Insurance premiums:
Gross written premiums	$2,557.2	$84.2	$(84.2)	$2,557.2
Net written premiums	$1,727.4	$84.2	$—	$1,811.6
Net earned premiums	$1,612.8	$84.6	$—	$1,697.4

Insurance expenses:
Loss and LAE	$818.8	$25.4	$—	$844.2
Acquisition expenses	371.1	23.1	—	394.2
Other underwriting expenses (1)	143.9	—	—	143.9
Total insurance expenses	$1,333.8	$48.5	$—	$1,382.3

Insurance ratios:
Loss and LAE	50.8%	30.0%	—%	49.7%
Acquisition expense	23.0	27.3	—	23.2
Other underwriting expense	8.9	—	—	8.5
Combined Ratio	82.7%	57.3%	—%	81.4%
(1) Included within general and administrative expenses in the consolidated statement of operations.

	Year Ended December 31, 2024
$ in Millions	Ark	WM Outrigger Re	Eliminations	Total
Insurance premiums:
Gross written premiums	$2,207.0	$86.5	$(86.5)	$2,207.0
Net written premiums	$1,592.6	$86.5	$—	$1,679.1
Net earned premiums	$1,499.8	$88.0	$—	$1,587.8

Insurance expenses:
Loss and LAE	$825.9	$29.9	$—	$855.8
Acquisition expenses	283.9	23.2	—	307.1
Other underwriting expenses (1)	136.1	—	—	136.1
Total insurance expenses	$1,245.9	$53.1	$—	$1,299.0

Insurance ratios:
Loss and LAE	55.1%	34.0%	—%	53.9%
Acquisition expense	18.9	26.3	—	19.3
Other underwriting expense	9.1	—	—	8.6
Combined Ratio	83.1%	60.3%	—%	81.8%
(1) Included within general and administrative expenses in the consolidated statement of operations.

	Year Ended December 31, 2023
$ in Millions	Ark	WM Outrigger Re	Eliminations	Total
Insurance premiums:
Gross written premiums	$1,898.4	$110.0	$(110.0)	$1,898.4
Net written premiums	$1,410.9	$110.0	$—	$1,520.9
Net earned premiums	$1,305.4	$104.3	$—	$1,409.7

Insurance expenses:
Loss and LAE	$711.2	$15.6	$—	$726.8
Acquisition expenses	251.0	30.5	—	281.5
Other underwriting expenses (1)	113.6	—	—	113.6
Total insurance expenses	$1,075.8	$46.1	$—	$1,121.9

Insurance ratios:
Loss and LAE	54.5%	15.0%	—%	51.6%
Acquisition expense	19.2	29.2	—	20.0
Other underwriting expense	8.7	—	—	8.0
Combined Ratio	82.4%	44.2%	—%	79.6%
(1) Included within general and administrative expenses in the consolidated statement of operations.

The following table presents WM Outrigger Re’s insurance premiums, combined ratio and pre-tax income by underwriting year for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025
$ in Millions	2025 Underwriting Year	2024 Underwriting Year	2023 Underwriting Year	Total
Insurance premiums:
Gross written premiums	$82.8	$1.4	$—	$84.2
Net written premiums	$82.8	$1.4	$—	$84.2
Net earned premiums	$78.9	$5.7	$—	$84.6

Combined Ratio	42.2%	266.5%	—%	57.3%

Pre-tax income	$54.7	$(9.6)	$—	$45.1

	Year Ended December 31,
	2024			2023
$ in Millions	2024 Underwriting Year	2023 Underwriting Year	Total	2023 Underwriting Year
Insurance premiums:
Gross written premiums	$87.3	$(.8)	$86.5	$110.0
Net written premiums	$87.3	$(.8)	$86.5	$110.0
Net earned premiums	$83.0	$5.0	$88.0	$104.3

Combined Ratio	67.2%	(53.8)%	60.3%	44.2%

Pre-tax income	$38.5	$7.6	$46.1	$68.9

Through December 31, 2025, WM Outrigger Re has generated pre-tax income of $55 million from the 2025 underwriting year, $29 million from the 2024 underwriting year and $76 million from the 2023 underwriting year.
White Mountains’s capital commitment to WM Outrigger Re was $150 million for the 2025 underwriting year, $130 million for the 2024 underwriting year and $205 million for the 2023 underwriting year. During the fourth quarter of 2025, Ark renewed Outrigger Re Ltd. for the 2026 underwriting year with $70 million of capital. The reduced capacity at Outrigger Re Ltd. was replaced by Ark through traditional quota share reinsurance agreements. The capital was provided entirely by third-party investors excluding White Mountains.

Ark/WM Outrigger Results—Year Ended December 31, 2025 versus Year Ended December 31, 2024
Ark/WM Outrigger segment’s combined ratio was 81% in 2025, compared to 82% in 2024. The Ark/WM Outrigger segment reported gross written premiums of $2,557 million, net written premiums of $1,812 million and net earned premiums of $1,697 million in 2025, compared to gross written premiums of $2,207 million, net written premiums of $1,679 million and net earned premiums of $1,588 million in 2024. The Ark/WM Outrigger segment reported pre-tax income of $310 million in 2025 compared to $299 million in 2024.
Ark’s combined ratio was 83% in both 2025 and 2024. Ark’s combined ratio included eight points of catastrophe losses in 2025, driven primarily by Hurricane Melissa as well as losses related to the January 2025 California wildfires of $78 million on a net basis after reinsurance and reinstatement premiums, compared to 13 points of catastrophe losses in 2024, driven primarily by Hurricanes Milton, Helene, Debby and Beryl. Ark’s combined ratio included seven points of net favorable prior year development in 2025, driven primarily by property and specialty lines of business. This included six points of unfavorable development related to aviation losses from the conflict in Ukraine and Russia. This compares to four points of net favorable prior year development in 2024, driven primarily by property and specialty lines of business.
Ark reported gross written premiums of $2,557 million, net written premiums of $1,727 million and net earned premiums of $1,613 million in 2025, compared to gross written premiums of $2,207 million, net written premiums of $1,593 million and net earned premiums of $1,500 million in 2024. The increase in gross written premiums was driven primarily by the addition of new underwriting teams and classes of business in the property and specialty lines of business.
Ark reported pre-tax income of $265 million in 2025 compared to $253 million in 2024. Ark’s results included net realized and unrealized investment gains of $125 million in 2025, driven primarily by net unrealized investment gains on other long-term investments and common equity securities and net foreign currency gains, compared to $50 million in 2024, driven primarily by net unrealized investment gains on other long-term investments and common equity securities, partially offset by net foreign currency losses. Ark’s results in 2025 also included a $173 million increase in the fair value of contingent consideration compared to $61 million in 2024. The increase in the contingent consideration liability was driven primarily by strong growth in Ark’s tangible book value in the year. See “Contingent Consideration Liabilities” in Note 1 — “Basis of Presentation and Significant Accounting Policies” on page F-18. Ark’s results in 2025 also included the reversal of the $51 million deferred tax asset associated with the Bermuda economic transition adjustment.
WM Outrigger Re’s combined ratio was 57% in 2025, compared to 60% in 2024. Catastrophe losses in 2025 included $19 million of losses related to the California wildfires, net of reinstatement premiums. WM Outrigger Re’s losses related to the California wildfires were $2 million for the 2025 underwriting year and $17 million for the 2024 underwriting year. Catastrophe losses in 2024 included Hurricanes Milton, Helene, Debby and Beryl. In 2025, WM Outrigger Re’s combined ratio was 42% for the 2025 underwriting year and 267% for the 2024 underwriting year. In 2024, WM Outrigger Re’s combined ratio was 67% for the 2024 underwriting year and (54)% for the 2023 underwriting year.
WM Outrigger Re reported gross written premiums of $84 million and net earned premiums of $85 million in 2025, compared to gross written premiums of $87 million and net earned premiums of $88 million in 2024. WM Outrigger Re reported pre-tax income (loss) of $45 million in 2025, of which $55 million related to the 2025 underwriting year and $(10) million related to the 2024 underwriting year. WM Outrigger Re reported pre-tax income of $46 million in 2024, of which $38 million related to the 2024 underwriting year and $8 million related to the 2023 underwriting year.

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
Ark’s combined ratio was 83% in 2024 compared to 82% in 2023. Ark’s combined ratio included 13 points of catastrophe losses in 2024, driven primarily by Hurricanes Milton, Helene, Debby and Beryl, compared to two points of catastrophe losses in 2023, driven primarily by Hurricanes Otis and Idalia as well as the Maui wildfires. Ark’s combined ratio included four points of net favorable prior year development in 2024, driven primarily by specialty and property lines of business, compared to two points of net unfavorable prior year development in 2023, driven primarily by Hurricane Ian and Winter Storm Elliott, partially offset by net favorable prior year loss reserve development within the specialty and casualty–runoff reserving lines of business.
Ark reported gross written premiums of $2,207 million, net written premiums of $1,593 million and net earned premiums of $1,500 million in 2024, compared to gross written premiums of $1,898 million, net written premiums of $1,411 million and net earned premiums of $1,305 million in 2023.

Ark reported pre-tax income of $253 million in 2024 compared to $249 million in 2023. Ark’s results included net realized and unrealized investment gains (losses) of $50 million in 2024, driven primarily by net unrealized investment gains on other long-term investments and common equity securities, partially offset by net foreign currency losses, compared to $86 million in 2023, driven primarily by net unrealized investment gains on other long-term investments, fixed maturity investments and common equity securities. Ark’s results in 2024 also included a $61 million increase in the fair value of contingent consideration compared to $49 million in 2023. Ark’s results in 2023 included a $51 million net deferred tax benefit related to the Bermuda economic transition adjustment.
WM Outrigger Re’s combined ratio was 60% in 2024, compared to 44% in 2023. The 2024 combined ratio included catastrophe losses from Hurricanes Milton, Helene, Debby and Beryl. Major catastrophe losses affecting WM Outrigger Re in 2023 were minimal. WM Outrigger Re reported gross written premiums of $87 million and net earned premiums of $88 million in 2024, compared to gross written premiums of $110 million and net earned premiums of $104 million in 2023. Net earned premiums in 2024 decreased due to White Mountains’s lower capital commitment to WM Outrigger Re in 2024 compared to 2023. WM Outrigger Re reported pre-tax income of $46 million in 2024, compared to pre-tax income of $69 million in 2023.

Gross Written Premiums
Ark’s gross written premiums increased 16% to $2,557 million in 2025 compared to $2,207 million in 2024, with risk adjusted rate change of -4%. The increase in gross written premiums was driven primarily by the addition of new underwriting teams and classes of business in the property and specialty lines of business. The risk adjusted rate change on the Outrigger Re Ltd. portfolio of global property reinsurance was -5% in 2025.
Ark’s gross written premiums increased 16% to $2,207 million in 2024 compared to $1,898 million in 2023, with flat risk adjusted rate change. The increase in gross written premiums was across all lines of business but driven primarily by structured property transactions placed in Bermuda and the addition of new products and underwriting teams, including accident & health, marine liability and political violence. The risk adjusted rate change on the Outrigger Re Ltd. portfolio of global property reinsurance was -3% in 2024.
The following table presents Ark’s gross written premiums by line of business for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
Millions	2025	2024	2023
Property	$1,178.0	$1,080.8	$917.0
Specialty	646.7	450.0	436.6
Marine & Energy	453.6	449.6	375.7
Casualty	168.8	130.6	98.7
Accident & Health	110.1	96.0	70.4
Total Gross Written Premium	$2,557.2	$2,207.0	$1,898.4

Ark/WM Outrigger Balance Sheets
The following tables present amounts from Ark and WM Outrigger Re that are contained within White Mountains’s consolidated balance sheet as of December 31, 2025 and 2024:

	December 31, 2025
Millions	Ark	WM Outrigger Re	Eliminations and Segment Adjustments	Total
Assets
Fixed maturity investments, at fair value	$1,917.9	$—	$—	$1,917.9
Common equity securities, at fair value	452.3	—	—	452.3
Short-term investments, at fair value	620.9	245.7	—	866.6
Other long-term investments	689.7	—	—	689.7
Total investments	3,680.8	245.7	—	3,926.5
Cash	104.7	.1	—	104.8
Reinsurance recoverables	874.7	—	(38.6)	836.1
Insurance premiums receivable	848.4	23.9	(23.9)	848.4
Deferred acquisition costs	210.4	.7	—	211.1
Goodwill and other intangible assets	292.5	—	—	292.5
Other assets	134.7	—	—	134.7
Total assets	$6,146.2	$270.4	$(62.5)	$6,354.1
Liabilities
Loss and LAE	$2,481.0	$34.7	$(34.7)	$2,481.0
Unearned insurance premiums	1,026.1	3.9	(3.9)	1,026.1
Debt	159.7	—	—	159.7
Reinsurance payable	310.1	—	(23.9)	286.2
Contingent consideration	328.3	—	—	328.3
Other liabilities	247.1	.1	—	247.2
Total liabilities	4,552.3	38.7	(62.5)	4,528.5
Equity
White Mountains’s common shareholders’ equity	1,128.7	231.7	—	1,360.4
Noncontrolling interests	465.2	—	—	465.2
Total equity	1,593.9	231.7	—	1,825.6
Total liabilities and equity	$6,146.2	$270.4	$(62.5)	$6,354.1

Tangible book value and tangible capital:
Total equity	$1,593.9	$231.7	$—	$1,825.6
Less: goodwill and other intangible assets, net (1)	(248.6)	—	—	(248.6)
Plus: contingent consideration	328.3	—	—	328.3
Total tangible book value (2)	1,673.6	231.7	—	1,905.3
Debt	159.7	—	—	159.7
Total tangible capital (2)	$1,833.3	$231.7	$—	$2,065.0
(1) Amount is net of $43.9 in deferred tax liabilities related to the intangible assets.
(2) See “NON-GAAP FINANCIAL MEASURES” on page 85.

	December 31, 2024
Millions	Ark	WM Outrigger Re	Eliminations and Segment Adjustments	Total
Assets
Fixed maturity investments, at fair value	$1,565.1	$—	$—	$1,565.1
Common equity securities, at fair value	425.4	—	—	425.4
Short-term investments, at fair value	397.7	203.7	—	601.4
Other long-term investments	547.8	—	—	547.8
Total investments	2,936.0	203.7	—	3,139.7
Cash	141.1	.1	—	141.2
Reinsurance recoverables	628.2	—	(39.2)	589.0
Insurance premiums receivable	768.6	30.9	(30.9)	768.6
Deferred acquisition costs	164.4	.8	—	165.2
Goodwill and other intangible assets	292.5	—	—	292.5
Other assets	202.8	—	—	202.8
Total assets	$5,133.6	$235.5	$(70.1)	$5,299.0
Liabilities
Loss and LAE	$2,127.5	$34.9	$(34.9)	$2,127.5
Unearned insurance premiums	853.3	4.3	(4.3)	853.3
Debt	154.5	—	—	154.5
Reinsurance payable	180.4	—	(30.9)	149.5
Contingent consideration	155.3	—	—	155.3
Other liabilities	224.7	—	—	224.7
Total liabilities	3,695.7	39.2	(70.1)	3,664.8
Equity
White Mountains’s common shareholders’ equity	1,027.5	196.3	—	1,223.8
Noncontrolling interests	410.4	—	—	410.4
Total equity	1,437.9	196.3	—	1,634.2
Total liabilities and equity	$5,133.6	$235.5	$(70.1)	$5,299.0

Tangible book value and tangible capital:
Total equity	$1,437.9	$196.3	$—	$1,634.2
Less: goodwill and other intangible assets, net (1)	(248.6)	—	—	(248.6)
Plus: contingent consideration	155.3	—	—	155.3
Total tangible book value (2)	1,344.6	196.3	—	1,540.9
Debt	154.5	—	—	154.5
Total tangible capital (2)	$1,499.1	$196.3	$—	$1,695.4
(1) Amount is net of $43.9 in deferred tax liabilities related to the intangible assets.
(2) See “NON-GAAP FINANCIAL MEASURES” on page 85.

HG Global

HG Global was established to fund the startup of BAM and, through its reinsurance subsidiary HG Re, to provide up to 15%-of-par, first-loss reinsurance protection for policies underwritten by BAM.
The following tables present the components of pre-tax income (loss) included in the HG Global segment for the years ended December 31, 2025, 2024 and 2023. The HG Global segment consists of HG Global, which includes HG Re and its other wholly-owned subsidiaries, and, prior to its deconsolidation on July 1, 2024, BAM. Through June 30, 2024, BAM’s results of operations are presented within the HG Global segment.

December 31, 2025
Millions
Direct written premiums	$—
Assumed written premiums	61.4
Gross written premiums	61.4
Ceded written premiums	—
Net written premiums	$61.4
Earned insurance premiums	$30.8
Net investment income	27.1
Net realized and unrealized investment gains (losses)	23.2
Interest income from BAM Surplus Notes	29.8
Change in fair value of BAM Surplus Notes	(37.5)
Other revenues (1)	1.0
Total revenues	74.4
Acquisition expenses	8.0
General and administrative expenses	3.1
Interest expense	17.4
Total expenses	28.5
Pre-tax income (loss)	$45.9
(1) Amount includes $0.8 of intercompany revenues that are eliminated in White Mountains’s consolidated financial statements. For segment reporting, HG Global’s intercompany revenues included within the HG Global segment are eliminated against the offsetting intercompany expense included within Other Operations.

	December 31, 2024
Millions	HG Global	BAM (1)	Eliminations	Total
Direct written premiums	$—	$24.1	$—	$24.1
Assumed written premiums	52.4	—	(20.5)	31.9
Gross written premiums	52.4	24.1	(20.5)	56.0
Ceded written premiums	—	(20.5)	20.5	—
Net written premiums	$52.4	$3.6	$—	$56.0

Earned insurance premiums	$28.9	$2.8	$—	$31.7
Net investment income	23.4	8.8	—	32.2
Net realized and unrealized investment gains (losses)	(6.4)	(5.1)	—	(11.5)
Interest income from BAM Surplus Notes	29.0	—	(13.2)	15.8
Change in fair value of BAM Surplus Notes	.5	—	—	.5
Unrealized loss on deconsolidation of BAM (2)	(114.5)	—	—	(114.5)
Other revenues (3)	.6	1.1	—	1.7
Total revenues	(38.5)	7.6	(13.2)	(44.1)
Acquisition expenses	7.8	.4	—	8.2
General and administrative expenses	2.2	33.5	—	35.7
Interest expense (4)	17.7	—	—	17.7
Interest expense from BAM Surplus Notes	—	13.2	(13.2)	—
Total expenses	27.7	47.1	(13.2)	61.6
Pre-tax income (loss)	$(66.2)	$(39.5)	$—	$(105.7)
Supplemental information:
MSC collected (5)	$—	$26.0	$—	$26.0
(1) Effective July 1, 2024, White Mountains no longer consolidates BAM. For the period from January 1, 2024 through June 30, 2024, BAM’s results of operations were presented within the HG Global segment.
(2) Upon the deconsolidation of BAM, the BAM Surplus Notes, including accrued interest receivable, were fair valued in accordance with GAAP at $387.4, which resulted in an unrealized loss on deconsolidation of $114.5.
(3) Amount includes $0.5 of intercompany revenues that are eliminated in White Mountains’s consolidated financial statements. For segment reporting, HG Global’s intercompany revenues included within the HG Global segment are eliminated against the offsetting intercompany expense included within Other Operations
(4) Amount includes $1.0 of intercompany interest expense that is eliminated in White Mountains’s consolidated financial statements. For segment reporting, HG Global’s intercompany interest expense included within the HG Global segment is eliminated against the offsetting intercompany interest income included within Other Operations.
(5) MSC collected are recorded directly to BAM’s equity, which was recorded as noncontrolling interests on White Mountains’s balance sheet through June 30, 2024.

	December 31, 2023
Millions	HG Global	BAM	Eliminations	Total
Direct written premiums	$—	$58.6	$—	$58.6
Assumed written premiums	50.1	—	(50.1)	—
Gross written premiums	50.1	58.6	(50.1)	58.6
Ceded written premiums	—	(50.1)	50.1	—
Net written premiums	$50.1	$8.5	$—	$58.6

Earned insurance premiums	$26.0	$5.2	$—	$31.2
Net investment income	17.1	14.6	—	31.7
Net realized and unrealized investment gains (losses)	13.6	13.0	—	26.6
Interest income from BAM Surplus Notes	26.2	—	(26.2)	—
Other revenues	—	2.9	—	2.9
Total revenues	82.9	35.7	(26.2)	92.4
Acquisition expenses	7.4	1.2	—	8.6
General and administrative expenses	2.8	66.1	—	68.9
Interest expense (1)	17.0	—	—	17.0
Interest expense from BAM Surplus Notes	—	26.2	(26.2)	—
Total expenses	27.2	93.5	(26.2)	94.5
Pre-tax income (loss)	$55.7	$(57.8)	$—	$(2.1)
Supplemental information:
MSC collected (2)	$—	$72.8	$—	$72.8
(1) Amount includes $0.5 of intercompany interest expense that is eliminated in White Mountains’s consolidated financial statements. For segment reporting, HG Global’s intercompany interest expense included within the HG Global segment is eliminated against the offsetting intercompany interest income included within Other Operations.
(2) MSC collected are recorded directly to BAM’s equity, which is recorded as noncontrolling interests on White Mountains’s balance sheet.

HG Global Results—Year Ended December 31, 2025 versus Year Ended December 31, 2024
HG Global reported gross written premiums of $61 million and earned premiums of $31 million in 2025 compared to gross written premiums of $52 million and earned premiums of $29 million in 2024. HG Global reported gross written premiums net of ceding commission paid of $43 million in 2025 compared to $37 million in 2024. HG Global’s total par value of policies assumed, which represents its first-loss exposure on policies assumed from BAM, was $3,170 million in 2025, of which $2,718 million was in the primary market and $452 million in the secondary market, compared to $2,952 million in 2024, of which $2,614 million was in the primary market and $338 million in the secondary market. The increase in primary market par assumed was driven by increased municipal bond issuance. The increase in secondary market par assumed was driven by increased uncertainty in financial markets, which created more demand for bond insurance.
HG Global’s total gross pricing was 194 basis points in 2025, compared to 177 basis points in 2024. Pricing in the primary market increased to 160 basis points in 2025 compared to 140 basis points in 2024, due to an increase in the volume of large, higher-priced issuances insured by BAM in 2025. Pricing in the secondary market, which is more transaction specific than pricing in the primary market, decreased to 398 basis points in 2025 compared to 464 basis points in 2024, due to a decrease in the volume and pricing of larger secondary market issuances insured by BAM in 2025. Total pricing net of ceding commission paid increased to 136 basis points in 2025 compared to 125 basis points in 2024.

The following table presents HG Global’s par value assumed, reinsurance premiums and pricing for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
$ in Millions	2025		2024
Par value assumed:
Par value of primary market policies assumed (1)		$2,718.2		$2,614.0
Par value of secondary market policies assumed (1)	451.8		338.4
Total par value of policies assumed		$3,170.0		$2,952.4

Reinsurance premiums:
Gross written premiums from primary market		$43.4		$36.7
Gross written premiums from secondary market	18.0		15.7
Total gross written premiums	61.4		52.4
Ceding commission paid	18.3		15.4
Total gross written premiums net of ceding commission paid		$43.1		$37.0

Earned premiums		$30.8		$28.9

Pricing:
Gross pricing from primary market	160	bps	140	bps
Gross pricing from secondary market	398	bps	464	bps
Total gross pricing	194	bps	177	bps

Total pricing net of ceding commission paid	136	bps	125	bps
(1) For capital appreciation bonds, par is adjusted to the estimated equivalent par value for current interest paying bonds.

HG Global reported pre-tax income (loss) of $46 million in 2025 compared to $(66) million in 2024. HG Global’s results included net realized and unrealized investment gains (losses) on its fixed income portfolio of $23 million in 2025 compared to $(6) million in 2024, driven by movements in interest rates. HG Global’s results included interest income on the BAM Surplus Notes of $30 million in 2025 compared to $29 million in 2024. HG Global’s results in 2025 included a $38 million decline in the fair value of the BAM surplus notes, which was driven by changes in certain key inputs used in the discounted cash flow analysis. HG Global’s results in 2024 included an increase $1 million in the fair value of the BAM surplus notes. In addition, HG Global’s results in 2024 included the $115 million unrealized loss on deconsolidation of BAM. See Note 10 — “Municipal Bond Guarantee Insurance - BAM Surplus Notes” on page F-61. HG Global’s results in 2025 also included the reversal of the $22 million deferred tax asset associated with the Bermuda economic transition adjustment.
During 2025, HG Global received cash payments of principal and interest on the BAM Surplus Notes totaling $35 million. Of these payments, $24 million was a repayment of principal held in the Supplemental Trust, less than $1 million was a payment of accrued interest held in the Supplemental Trust and $11 million was a payment of accrued interest held outside the Supplemental Trust.
During 2024, HG Global received cash payments of principal and interest on the BAM Surplus Notes totaling $30 million. Of these payments, $21 million was a repayment of principal held in the Supplemental Trust, $1 million was a payment of accrued interest held in the Supplemental Trust and $8 million was a payment of accrued interest held outside the Supplemental Trust.
During 2025, HG Re received a distribution from the Supplemental Trust of $61 million, which consisted of an assignment of accrued interest on the BAM Surplus Notes of $30 million and a cash distribution of $31 million. During 2024, HG Re received a distribution from the Supplemental Trust of $80 million, which consisted of an assignment of accrued interest on the BAM Surplus Notes of $59 million and a cash distribution of $21 million.

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
HG Global’s total gross pricing was 177 basis points in 2024 compared to 213 basis points in 2023. Pricing in the primary market decreased to 140 basis points in 2024 compared to 164 basis points in 2023, due to tighter municipal bond spreads and an increase in the volume of large, higher-credit issuances insured by BAM. Pricing in the secondary market, which is more transaction specific than pricing in the primary market, increased to 464 basis points in 2024 compared to 434 basis points in 2023. Total pricing net of ceding commission paid decreased to 125 basis points in 2024 compared to 148 basis points in 2023.
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

HG Global reported pre-tax income (loss) of $(66) million in 2024 compared to $56 million in 2023. The change in pre-tax income (loss) was driven primarily by the loss on deconsolidation of BAM of $115 million in 2024. HG Global’s results included net realized and unrealized investment gains (losses) on its fixed income portfolio of $(6) million in 2024 compared to $14 million in 2023, driven by movements in interest rates. HG Global’s results included interest income on the BAM Surplus Notes of $29 million in 2024 compared to $26 million in 2023. The increase in interest income is driven by an increase in the interest rate on the BAM Surplus Notes in 2024. See Note 10 — “Municipal Bond Guarantee Insurance - BAM Surplus Notes” on page F-61. HG Global’s results also included a $5 million net deferred tax benefit related to the Bermuda economic transition adjustment in 2024 compared to $17 million in 2023.

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

HG Global Balance Sheets
The following tables present amounts for the HG Global segment that are presented within White Mountains’s consolidated balance sheet as of December 31, 2025 and 2024:

	December 31,
Millions	2025	2024
Assets
Fixed maturity investments, at fair value	$693.4	$612.1
Short-term investments, at fair value	90.8	55.5
Total investments	784.2	667.6
Cash	.1	11.5
BAM Surplus Notes, at fair value (1)	339.0	381.7
Insurance premiums receivable	11.4	4.4
Deferred acquisition costs	96.9	86.6
Other assets	5.2	27.6
Total assets	$1,236.8	$1,179.4
Liabilities
Preferred dividends payable to White Mountains (2)	$527.2	$462.1
Preferred dividends payable to noncontrolling interests	16.3	14.2
Unearned insurance premiums	327.9	297.3
Debt	147.8	147.4
Accrued incentive compensation	1.8	1.4
Other liabilities	5.7	3.8
Total liabilities	1,026.7	926.2
Equity
White Mountains’s common shareholders’ equity	228.5	266.6
Noncontrolling interests	(18.4)	(13.4)
Total equity	210.1	253.2
Total liabilities and equity	$1,236.8	$1,179.4

HG Global total equity after intercompany eliminations:
White Mountains’s common shareholders’ equity	$228.5	$266.6
Preferred dividends payable to White Mountains elimination (2)	527.2	462.1
HG Global total equity attributable to White Mountains’s common shareholders after intercompany eliminations	$755.7	$728.7
(1) The fair value of the BAM Surplus Notes includes accrued interest receivable.
(2) HG Global’s preferred dividends payable to White Mountains are eliminated in White Mountains’s consolidated financial statements. For segment reporting, these amounts are included within the HG Global segment and are eliminated against the offsetting receivables included within Other Operations.

Kudu

Kudu provides capital solutions for boutique asset and wealth managers for a variety of purposes, including generational ownership transfers, management buyouts, acquisition and growth finance and legacy partner liquidity. Kudu also provides strategic advice to managers from time to time.
Kudu deployed a total of $197 million, including transaction costs, into three new asset management firms in 2025. As of December 31, 2025, Kudu had deployed a total of $1.2 billion, including transaction costs, into 30 asset and wealth management firms globally, including three that have been exited. As of December 31, 2025, the asset and wealth management firms have combined assets under management (“AUM”) of approximately $153 billion, spanning a range of asset classes, including real estate, real assets, wealth management, hedge funds, private equity and alternative credit strategies. Since inception, Kudu’s capital was deployed at an initial average gross cash yield of 9.3% based on expected cash flows in the first year following deployment.
The following table presents the components of GAAP net income (loss), EBITDA and adjusted EBITDA included in the Kudu segment for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
Millions	2025	2024	2023
Net investment income (1)	$78.7	$66.7	$71.0
Net realized and unrealized investment gains (losses)	103.5	51.3	106.1
Other revenues	1.2	.8	—
Total revenues	183.4	118.8	177.1
General and administrative expenses	17.9	15.4	19.4
Interest expense	25.9	22.1	21.2
Total expenses	43.8	37.5	40.6
GAAP pre-tax income (loss)	139.6	81.3	136.5
Income tax (expense) benefit	(24.2)	(16.8)	(31.9)
GAAP net income (loss)	115.4	64.5	104.6
Add back:
Interest expense	25.9	22.1	21.2
Income tax expense (benefit)	24.2	16.8	31.9
General and administrative expenses – depreciation	.2	.1	.1
Amortization of other intangible assets	.3	.3	.3
EBITDA (2)	166.0	103.8	158.1
Exclude:
Net realized and unrealized investment (gains) losses	(103.5)	(51.3)	(106.1)
Non-cash equity-based compensation expense	.5	.3	1.0
Transaction expenses	1.9	1.7	3.5
Adjusted EBITDA (2)	$64.9	$54.5	$56.5
(1) Net investment income includes revenues from Participation Contracts and income from short-term and other long-term investments.
(2) See “NON-GAAP FINANCIAL MEASURES” on page 85.

The following table presents the changes to the fair value of Kudu’s Participation Contracts for the years ended December 31, 2025 and 2024:

	December 31,
Millions	2025	2024
Beginning balance of Kudu’s Participation Contracts (1)	$1,008.4	$890.5
Contributions to Participation Contracts (2)	201.7	103.5
Proceeds from Participation Contracts sold (2) (3)	(28.2)	(37.5)
Net realized and unrealized investment gains (losses) on Participation Contracts sold and pending sale (4)	7.6	(6.3)
Net unrealized investment gains (losses) on Participation Contracts - all other (5)	95.5	58.2
Ending balance of Kudu’s Participation Contracts (1)	$1,285.0	$1,008.4
(1) As of December 31, 2025, 2024 and 2023, Kudu’s other long-term investments also include $6.4, $5.6 and $5.8 related to a private debt instrument.
(2) Includes $6.6 of non-cash contributions to (proceeds from) Participation Contracts for the year ended December 31, 2025.
(3) Includes $28.1 of proceeds receivable from Participation Contracts sold during the year ended December 31, 2024.
(4) Includes net realized and unrealized investment gains (losses) recognized from Participation Contracts beginning in the quarter a contract is classified as pending sale.
(5) Includes net unrealized investment gains (losses) recognized from (i) ongoing Participation Contracts and (ii) Participation Contracts prior to classification as pending sale.

Kudu Results — Year Ended December 31, 2025 versus Year Ended December 31, 2024
Kudu reported total revenues of $183 million, pre-tax income of $140 million and adjusted EBITDA of $65 million in 2025 compared to total revenues of $119 million, pre-tax income of $81 million and adjusted EBITDA of $55 million in 2024.
Total revenues, pre-tax income and adjusted EBITDA included $79 million of net investment income in 2025 compared to $67 million in 2024. The increase in net investment income was driven primarily by amounts earned from new deployments that Kudu made in 2024 and 2025. Total revenues and pre-tax income also included $104 million of net realized and unrealized investment gains in 2025 compared to $51 million in 2024. Net realized and unrealized investment gains in 2025 were driven by an increase in the fair value of Kudu’s Participation Contracts, primarily due to growth in assets under management at several managers and foreign currency exchange gains from a weakening U.S. dollar. Net realized and unrealized investment gains in 2024 were driven by an increase in the fair value of Kudu’s Participation Contracts, primarily due to growth in assets under management at several managers and lower discount rates across the portfolio, partially offset by foreign currency exchange losses resulting from a strengthening U.S. dollar and an unrealized loss from a publicly listed security received by Kudu in a prior sales transaction.

Kudu Results—Year Ended December 31, 2024 versus Year Ended December 31, 2023
Kudu reported total revenues of $119 million, pre-tax income of $81 million and adjusted EBITDA of $55 million in 2024 compared to total revenues of $177 million, pre-tax income of $137 million and adjusted EBITDA of $57 million in 2023.
Total revenues, pre-tax income and adjusted EBITDA included $67 million of net investment income in 2024 compared to $71 million in 2023. The decrease in net investment income was driven primarily by a $12 million realization of carried interest for one of Kudu’s Participation Contracts in 2023, partially offset by amounts earned from new deployments that Kudu made during 2023 and 2024. Total revenues and pre-tax income also included $51 million of net realized and unrealized investment gains in 2024 compared to $106 million in 2023. Net realized and unrealized investment gains in 2024 were driven by an increase in the fair value of Kudu’s Participation Contracts, primarily due to growth in assets under management at several managers and lower discount rates across the portfolio, partially offset by foreign currency exchange losses resulting from a strengthening U.S. dollar and an unrealized loss from a publicly listed security received by Kudu in a prior sales transaction. Net realized and unrealized investment gains in 2023 were driven by an increase in the fair value of Kudu’s Participation Contracts, primarily due to a step-up in valuation related to a pending transaction, lower discount rates across the portfolio and growth in assets under management at several managers.

Bamboo

On January 2, 2024, White Mountains acquired a controlling interest in Bamboo.
On December 5, 2025, White Mountains completed the Bamboo Sale Transaction. As a result, White Mountains deconsolidated the Bamboo Group on December 5, 2025, and Bamboo is no longer a reportable segment. Through December 5, 2025, Bamboo’s results of operations are presented within the Bamboo segment. White Mountains’s noncontrolling equity interest in the Bamboo SPV is accounted for at fair value in other long-term investments within Other Operations. See Note 2 — “Significant Transactions” on page F-19.
Bamboo is a capital-light, tech- and data-enabled insurance distribution platform providing homeowners’ insurance and related products to the residential property market in California and, beginning in the third quarter of 2025, in Texas. Bamboo operates primarily through Bamboo MGA, its full-service MGA business, where the company manages all aspects of the placement process on behalf of its Capacity Providers, including product development, marketing, underwriting, policy issuance and claims oversight, and it earns commissions based on the volume and profitability of the insurance that it places.
The following table presents the components of GAAP net income (loss), MGA net income (loss), MGA EBITDA and MGA adjusted EBITDA included in White Mountains’s Bamboo segment for the period from January 1, 2025 to December 5, 2025 and for the year ended December 31, 2024:

Millions	January 1, 2025 - December 5, 2025	Year Ended December 31, 2024
Commission and fee revenues	$211.4	$134.6
Earned insurance premiums	26.7	39.4
Other revenues	8.2	5.8
Total revenues	246.3	179.8
Broker commission expenses	72.0	51.3
Loss and LAE	18.0	20.6
Acquisition expenses	9.7	14.1
General and administrative expenses	96.8	61.1
Interest expense	9.7	—
Total expenses	206.2	147.1
GAAP pre-tax income (loss)	40.1	32.7
Income tax (expense) benefit	(12.0)	(6.9)
GAAP net income (loss)	28.1	25.8
Exclude:
Net (income) loss, Bamboo Captive	1.0	(1.0)
MGA net income (loss) (1)	29.1	24.8
Add back:
Interest expense	9.7	—
Income tax expense (benefit)	12.0	6.9
Depreciation expense	1.4	.3
Amortization of other intangible assets	12.0	16.4
MGA EBITDA (1)	64.2	48.4
Exclude:
Non-cash equity-based compensation expense	19.8	1.6
Software implementation expenses	4.3	1.9
Restructuring expenses	2.3	.8
Transaction expenses	.8	—
MGA adjusted EBITDA (1)	$91.4	$52.7
(1) See “NON-GAAP FINANCIAL MEASURES” on page 85.

Bamboo Results—Period ended December 5, 2025 versus Year Ended December 31, 2024
Bamboo reported commission and fee revenues of $211 million and pre-tax income of $40 million for the period from January 1, 2025 to December 5, 2025, while Bamboo reported commission and fee revenues of $135 million and pre-tax income of $33 million for the year ended December 31, 2024. Bamboo reported MGA pre-tax income of $41 million and MGA adjusted EBITDA of $91 million for the period from January 1, 2025 to December 5, 2025, while Bamboo reported MGA pre-tax income of $32 million and MGA adjusted EBITDA of $53 million for the year ended December 31, 2024.

Managed Premiums
Managed premiums represent the total premiums placed by Bamboo during the period. Managed premiums were $705 million for the period from January 1, 2025 to December 5, 2025 and $484 million for the year ended December 31, 2024. The increase in managed premiums was driven by growth in the renewal book as well as new business volume.
The following table presents Bamboo’s managed premiums for the years ended December 31, 2025, 2024 and 2023, which includes periods prior to White Mountains’s ownership of Bamboo and subsequent to the deconsolidation of Bamboo. White Mountains believes this information is useful in understanding the overall growth in Bamboo’s premium base.

	Year Ended December 31,
Millions	2025 (1)	2024	2023
New	$298.9	$301.5	$146.4
Net renewals, endorsements, reinstatements and cancellations	466.9	182.6	68.6
Total Managed Premiums	$765.8	$484.1	$215.0
(1) Total managed premiums were $705.2 for the period from January 1, 2025 to December 5, 2025, including $271.7 related to new business and $433.5 related to net renewals, endorsements, reinstatements and cancellations.

Distinguished

On September 2, 2025, White Mountains acquired a controlling financial interest in Distinguished. White Mountains funded the Distinguished Transaction through a combination of cash on hand and new borrowings by Distinguished. White Mountains paid $225 million of cash consideration, including a post-closing purchase price adjustment of $1 million. In addition, Distinguished borrowed $50 million of incremental debt and utilized $7 million of cash on hand as part of the transaction. The consideration is subject to customary purchase price adjustments. At closing, White Mountains owned 55.5%, inclusive of its 1.7% previously-held interest, of Distinguished on a basic units outstanding basis (43.6% on a fully-diluted/ fully-converted basis, taking account of management’s equity incentives), while Distinguished management owned 4.2% of the basic units outstanding (24.7% on a fully-diluted/fully-converted basis). See Note 2 — “Significant Transactions” on page F-19.
Distinguished is a full-service MGA and program administrator for specialty property and casualty insurance. Distinguished places insurance across a diversified portfolio of programs broadly grouped into two verticals. The ScaleCo vertical consists of established programs, primarily focused on real estate and hospitality end markets. The GrowthCo vertical consists of start-up programs, focused on a diversified set of specialty property and casualty insurance products across multiple industries. On behalf of its insurance carrier partners, Distinguished typically manages all aspects of the placement process, including product development, marketing, underwriting and policy issuance. Distinguished earns commissions based on the volume and profitability of the insurance that it places. Distinguished does not retain insurance risk.

The following table presents the components of GAAP net income (loss), ScaleCo net income (loss), ScaleCo EBITDA and ScaleCo adjusted EBITDA included in White Mountains’s Distinguished segment for the period from September 2, 2025, the date of acquisition, through December 31, 2025:

Millions	September 2, 2025 - December 31, 2025
Commission and fee revenues	$56.7
Other revenues	1.0
Total revenues	57.7
Broker commission expenses	22.1
General and administrative expenses	47.0
Interest expense	5.1
Total expenses	74.2
GAAP pre-tax income (loss)	(16.5)
Income tax (expense) benefit	2.6
GAAP net income (loss)	(13.9)

Exclude:
Net (income) loss, GrowthCo	9.8
ScaleCo net income (loss) (1)	(4.1)

Add back:
Interest expense	5.1
Income tax expense (benefit)	(2.6)
Depreciation expense	.2
Amortization of other intangible assets	7.8
ScaleCo EBITDA (1)	6.4

Exclude:
Non-cash equity-based compensation expense	2.2
Transaction expenses	.5
ScaleCo adjusted EBITDA (1)	$9.1
(1) See “NON-GAAP FINANCIAL MEASURES” on page 85.

Distinguished Results – Period from September 2, 2025 through December 31, 2025
Distinguished reported commission and fee revenues of $57 million, pre-tax loss of $17 million and ScaleCo adjusted EBITDA of $9 million for the period from September 2, 2025 through December 31, 2025.

Managed Premiums and Commission and Fee Revenues
Managed premiums, which represent the total premiums placed by Distinguished, were $188 million for the period from September 2, 2025 through December 31, 2025. The following table presents Distinguished’s managed premiums and commission and fee revenues by vertical for the period from September 2, 2025 through December 31, 2025.

	September 2, 2025 - December 31, 2025
Millions	Managed Premiums	Commission and Fee Revenues
ScaleCo	$141.1	$41.3
GrowthCo	46.8	15.4
Total	$187.9	$56.7

For the year ended December 31, 2025, Distinguished’s total managed premiums were $568 million, which increased 6% compared to the year ended December 31, 2024. This includes periods prior to White Mountains’s ownership of Distinguished, which White Mountains believes is useful in understanding the overall size and growth in Distinguished’s premium base.

Other Operations

On December 5, 2025, White Mountains closed the Bamboo Sale Transaction. White Mountains received net cash proceeds at closing of $848 million and retained an indirect equity interest valued at $250 million. White Mountains’s indirect equity interest is held through the Bamboo SPV. White Mountains’s Other Operations recognized a net gain of $816 million, which was comprised of an $849 million net gain on sale of the Bamboo Group, partially offset by $33 million of parent company compensation costs recorded within general and administrative expenses. See Note 2 — “Significant Transactions” on page F-19.
The following table presents the components of pre-tax income (loss) included in White Mountains’s Other Operations for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
Millions	2025	2024	2023
Earned insurance premiums	$22.2	$32.7	$—
Net investment income	32.1	35.6	30.1
Net realized and unrealized investment gains (losses)	80.0	57.0	188.5
Net realized and unrealized investment gains (losses) from investment in MediaAlpha	29.6	38.0	27.1
Commission and fee revenues	16.4	14.8	13.2
Net gain on sale of the Bamboo Group	849.3	—	—
Other revenues	200.6	56.8	80.5
Total revenues	1,230.2	234.9	339.4
Loss and LAE	20.0	12.1	—
Acquisition expenses	8.3	12.1	—
Cost of sales	151.8	29.6	40.4
General and administrative expenses	236.7	169.5	182.3
Interest expense	3.2	2.5	3.7
Total expenses	420.0	225.8	226.4
Pre-tax income (loss)	$810.2	$9.1	$113.0

Other Operations Results—Year Ended December 31, 2025 versus Year Ended December 31, 2024
    White Mountains’s Other Operations reported pre-tax income of $810 million in 2025 compared to $9 million in 2024. Results in 2025 were driven primarily by the Bamboo Sale Transaction, which resulted in a net gain of $816 million, including the impact of parent company compensation costs recorded within general and administrative expenses. White Mountains’s Other Operations reported unrealized investment gains from its investment in MediaAlpha of $30 million in 2025 compared to net realized and unrealized investment gains of $38 million in 2024. Excluding MediaAlpha, White Mountains’s Other Operations reported net realized and unrealized investment gains of $80 million in 2025 compared to $57 million in 2024. The increase in net realized and unrealized investment gains was driven primarily by higher gains from other long-term investments in 2025 compared to 2024. White Mountains’s Other Operations reported net investment income of $32 million in 2025 compared to $36 million in 2024. See “Summary of Investment Results” on page 74.
White Mountains’s Other Operations reported $201 million of other revenues in 2025 compared to $57 million in 2024. White Mountains’s Other Operations reported $152 million of cost of sales in 2025 compared to $30 million in 2024. The increases in other revenues and cost of sales were driven primarily by the acquisition of Enterprise Solutions by WTM Partners in 2025.

White Mountains’s Other Operations reported general and administrative expenses of $237 million in 2025 compared to $170 million in 2024. The increase in general and administrative expenses was driven primarily by higher incentive compensation costs, largely in connection with the Bamboo Sale Transaction, higher transaction costs and the consolidation of Enterprise Solutions. General and administrative expenses included $120 million of parent company compensation and benefits in 2025 compared to $92 million in 2024.
The Bamboo CRVs reported $5 million of pre-tax loss in 2025 compared to $9 million of pre-tax income in 2024. The Bamboo CRVs’ results included earned premiums of $22 million, loss and LAE of $20 million and acquisition expenses of $8 million in 2025 compared to earned premiums of $33 million, loss and LAE of $12 million and acquisition expenses of $12 million in 2024. Loss and LAE in 2025 included approximately $12 million related to the January 2025 California wildfires.

Share Repurchases
In the year ended December 31, 2025, White Mountains repurchased and retired 100,581 of its common shares for $203 million at an average share price of $2,013.67, or 92% of White Mountains’s book value per share as of December 31, 2025. This included 64,064 shares repurchased through the self-tender offer in December.

Other Operations Results—Year Ended December 31, 2024 versus Year Ended December 31, 2023
White Mountains’s Other Operations reported pre-tax income of $9 million in 2024 compared to $113 million in 2023. White Mountains’s Other Operations reported net realized and unrealized investment gains from its investment in MediaAlpha of $38 million in 2024 compared to unrealized investment gains of $27 million in 2023. Excluding MediaAlpha, White Mountains’s Other Operations reported net realized and unrealized investment gains of $57 million in 2024 compared to $189 million in 2023. The decrease in net realized and unrealized investment gains was driven primarily by lower unrealized gains from other long-term investments in 2024 compared to 2023. White Mountains’s Other Operations reported net investment income of $36 million in 2024 compared to $30 million in 2023. See “Summary of Investment Results” on page 74.
White Mountains’s Other Operations reported $57 million of other revenues in 2024 compared to $81 million in 2023. White Mountains’s Other Operations reported $30 million of cost of sales in 2024 compared to $40 million in 2023. The decreases in other revenues and cost of sales were driven primarily by a business sold within Other Operations in 2023.
White Mountains’s Other Operations reported general and administrative expenses of $170 million in 2024 compared to $182 million in 2023. General and administrative expenses included $92 million of parent company compensation and benefits in 2024 compared to $94 million in 2023.
White Mountains’s Other Operations reported $9 million of pre-tax income in 2024 related to the Bamboo CRV that incepted on April 1, 2024. The Bamboo CRV’s results included earned premiums of $33 million, loss and LAE of $12 million and acquisition expenses of $12 million.

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
Effective December 5, 2025, White Mountains no longer consolidates Bamboo. Through December 5, 2025, White Mountains’s consolidated financial statements included Bamboo’s investment results. Effective July 1, 2024, White Mountains no longer consolidates BAM. Through June 30, 2024, White Mountains’s consolidated financial statements included BAM’s investment results. See Note 2 — “Significant Transactions” on page F-19.

Gross Investment Returns and Benchmark Returns
The following table presents the pre-tax time-weighted investment returns for White Mountains’s consolidated portfolio for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
Fixed income investments	5.9%	4.3%	5.8%
Bloomberg U.S. Intermediate Aggregate Index	7.5%	2.5%	5.2%

Common equity securities	10.6%	11.3%	13.4%
Investment in MediaAlpha	14.7%	(0.9)%	11.8%
Other long-term investments	13.2%	8.9%	20.6%
Total common equity securities, investment in MediaAlpha and other long-term investments	13.1%	10.0%	18.5%
Total common equity securities and other long-term investments	13.0%	9.4%	19.0%
S&P 500 Index (total return)	17.9%	25.0%	26.3%
Total consolidated portfolio	9.1%	6.9%	11.4%
Total consolidated portfolio - excluding MediaAlpha (1)	8.9%	6.5%	11.4%
(1) See “NON-GAAP FINANCIAL MEASURES” on page 85.

Investment Returns—Year Ended December 31, 2025 versus Year Ended December 31, 2024
White Mountains’s total consolidated portfolio return on invested assets was 9.1% in 2025, which included $30 million of unrealized investment gains from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total consolidated portfolio return on invested assets was 8.9% in 2025. Excluding MediaAlpha, investment returns in 2025 were driven primarily by net investment income and net unrealized investment gains from other long-term investments, net investment income from the fixed income portfolio and net realized gains from common equity securities.
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

Fixed Income Results
White Mountains’s fixed income portfolio, including short-term investments, totaled $4.7 billion and $3.5 billion as of December 31, 2025 and 2024, which represented 56% and 54% of total invested assets. The duration of White Mountains’s fixed income portfolio, including short-term investments, was 1.5 years and 1.9 years as of December 31, 2025 and 2024. The change in the fair value and duration was driven primarily by cash inflows into the fixed income portfolio, principally related to the proceeds from the Bamboo Sale Transaction. White Mountains’s fixed income portfolio includes fixed maturity and short-term investments held on deposit or as collateral. See Note 3 — “Investment Securities” on page F-23.
White Mountains’s fixed income portfolio returned 5.9% in 2025 compared to 4.3% in 2024, underperforming and outperforming the Bloomberg U.S. Intermediate Aggregate Index returns of 7.5% and 2.5% for the comparable periods. Results in 2025 were driven primarily by net investment income and White Mountains’s short duration positioning as interest rates declined in the period. Results in 2024 were driven primarily by net investment income.

Common Equity Securities, Investment in MediaAlpha and Other Long-Term Investments Results
White Mountains’s portfolio of common equity securities, its investment in MediaAlpha and other long-term investments totaled $3.7 billion and $3.0 billion as of December 31, 2025 and 2024, which represented 44% and 46% of total invested assets. The change was driven primarily by increased exposure to other long-term investments, principally due to investments in new unconsolidated equities and an increase in the fair value of Kudu’s Participation Contracts. See Note 3 — “Investment Securities” on page F-23.
White Mountains’s portfolio of common equity securities, its investment in MediaAlpha and other long-term investments returned 13.1% in 2025, which included $30 million of unrealized investment gains from White Mountains’s investment in MediaAlpha. White Mountains’s portfolio of common equity securities and other long-term investments returned 13.0% in 2025. White Mountains’s portfolio of common equity securities, its investment in MediaAlpha and other long-term investments returned 10.0% in 2024, which included $38 million of net realized and unrealized investment gains from White Mountains’s investment in MediaAlpha. White Mountains’s portfolio of common equity securities and other long-term investments returned 9.4% in 2024.
White Mountains’s portfolio of common equity securities generally consists of international listed equity funds, primarily held at Ark, and passive ETFs. White Mountains’s ETFs seek to provide investment results generally corresponding to the performance of the S&P 500 Index. White Mountains’s portfolio of common equity securities was $483 million and $650 million as of December 31, 2025 and 2024. The decrease in common equity securities in 2025 was due to the sale of White Mountains’s ETF portfolio in the first half of 2025 to fund planned capital deployments. See Note 2 — “Significant Transactions” on page F-19. Subsequent to the Bamboo Sale Transaction, White Mountains began to reestablish its ETF portfolio.
White Mountains’s portfolio of common equity securities returned 10.6% in 2025 compared to 11.3% in 2024, underperforming the S&P 500 Index returns of 17.9% and 25.0% for the comparable periods. The underperformance in each period was driven primarily by certain international listed equity funds that employ a market neutral strategy. In 2025, the underperformance was also attributable to the sale of White Mountains’s ETF portfolio in the first half of the year.
White Mountains maintains a portfolio of other long-term investments that consists primarily of unconsolidated entities, including Kudu’s Participation Contracts, the Bamboo SPV, PassportCard/DavidShield and the BroadStreet SPV, as well as private equity funds and hedge funds, a bank loan fund and Lloyd’s trust deposits. White Mountains’s portfolio of other long-term investments totaled $3.0 billion and $2.2 billion as of December 31, 2025 and 2024.
White Mountains’s portfolio of other long-term investments returned 13.2% in 2025 compared to 8.9% in 2024. Returns for 2025 were driven primarily by net investment income and net realized and unrealized investment gains from Kudu’s Participation Contracts, as well as net investment income and net realized and unrealized investment gains from certain unconsolidated entities, private equity funds and hedge funds. Returns for 2024 were driven primarily by net investment income and net realized and unrealized investment gains from Kudu’s Participation Contracts, as well as net unrealized investment gains from a bank loan fund and ILS funds.

Investment Returns—Year Ended December 31, 2024 versus Year Ended December 31, 2023
White Mountains’s total consolidated portfolio return on invested assets was 6.9% in 2024, which included $38 million of net realized and unrealized investment gains from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total consolidated portfolio return on invested assets was 6.5% in 2024. Excluding MediaAlpha, investment returns in 2024 were driven primarily by net investment income and net unrealized investment gains from other long-term investments, net investment income from the fixed income portfolio and net unrealized gains from common equity securities.
White Mountains’s total consolidated portfolio return on invested assets, both including and excluding White Mountains’s investment in MediaAlpha, was 11.4% in 2023. The total consolidated portfolio return included $27 million of unrealized investment gains from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, investment returns in 2023 were driven primarily by net investment income and net realized and unrealized investment gains from the other long-term investments and fixed income portfolios.

Fixed Income Results
White Mountains’s fixed income portfolio, including short-term investments, totaled $3.5 billion and $3.6 billion as of December 31, 2024 and 2023, which represented 54% and 56% of total invested assets. The duration of White Mountains’s fixed income portfolio, including short-term investments, was 1.9 years as of both December 31, 2024 and 2023. White Mountains’s fixed income portfolio includes fixed maturity and short-term investments held on deposit or as collateral. See Note 3 — “Investment Securities” on page F-23.
White Mountains’s fixed income portfolio returned 4.3% in 2024 compared to 5.8% in 2023, outperforming the Bloomberg U.S. Intermediate Aggregate Index returns of 2.5% and 5.2% for the comparable periods. Results in 2024 were driven primarily by net investment income. Results in 2023 were driven primarily by net investment income and net unrealized investment gains as shorter-term interest rates declined marginally in the period.

Common Equity Securities, Investment in MediaAlpha and Other Long-Term Investments Results
White Mountains’s portfolio of common equity securities, its investment in MediaAlpha and other long-term investments totaled $3.0 billion and $2.8 billion as of December 31, 2024 and 2023, which represented 46% and 44% of total invested assets. See Note 3 — “Investment Securities” on page F-23.
White Mountains’s portfolio of common equity securities, its investment in MediaAlpha and other long-term investments returned 10.0% in 2024, which included $38 million of net realized and unrealized investment gains from White Mountains’s investment in MediaAlpha. White Mountains’s portfolio of common equity securities and other long-term investments returned 9.4% in 2024. White Mountains’s portfolio of common equity securities, its investment in MediaAlpha and other long-term investments returned 18.5% in 2023, which included $27 million of unrealized investment gains from White Mountains’s investment in MediaAlpha. White Mountains’s portfolio of common equity securities and other long-term investments returned 19.0% in 2023.
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
White Mountains’s portfolio of other long-term investments totaled $2.2 billion and $2.0 billion as of December 31, 2024 and 2023. White Mountains’s portfolio of other long-term investments returned 8.9% in 2024 compared to 20.6% in 2023. Returns for 2024 were driven primarily by net investment income and net realized and unrealized investment gains from Kudu’s Participation Contracts, as well as net unrealized investment gains from a bank loan fund and ILS funds. Returns for 2023 were driven primarily by net investment income and net realized and unrealized investment gains from Kudu’s Participation Contracts, net realized and unrealized investment gains from private equity funds, hedge funds and unconsolidated entities, as well as net investment income and unrealized gains from ILS funds.

Portfolio Composition

The following table presents the composition of White Mountains’s total investment portfolio as of December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
$ in Millions	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturity investments	$2,770.5	33.3%	$2,511.6	38.8%
Short-term investments	1,881.7	22.6	964.2	14.9
Common equity securities	483.0	5.8	650.0	10.0
Investment in MediaAlpha	231.2	2.8	201.6	3.1
Other long-term investments	2,958.5	35.5	2,150.2	33.2
Total investments	$8,324.9	100.0%	$6,477.6	100.0%

The following table presents the breakdown of White Mountains’s fixed maturity investments as of December 31, 2025 and 2024 by credit class, based upon issuer credit ratings provided by Standard & Poor’s, or if unrated by Standard & Poor’s, long-term obligation ratings provided by Moody’s:

	December 31, 2025
$ in Millions	Amortized Cost	% of Total	Carrying Value	% of Total
U.S. government and government-sponsored entities (1)	$826.0	29.8%	$814.2	29.4%
AAA/Aaa	270.2	9.7	271.9	9.8
AA/Aa	242.8	8.8	244.4	8.8
A/A	713.1	25.7	711.7	25.7
BBB/Baa	710.9	25.6	716.9	25.9
BB/Ba	3.2	0.1	3.2	0.1
Other/not rated	8.6	0.3	8.2	0.3
Total fixed maturity investments	$2,774.8	100.0%	$2,770.5	100.0%
(1)Includes mortgage-backed securities, which carry the full faith and credit guarantee of the U.S. government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

	December 31, 2024
$ in Millions	Amortized Cost	% of Total	Carrying Value	% of Total
U.S. government and government-sponsored entities (1)	$857.7	33.4%	$831.7	33.1%
AAA/Aaa	154.7	6.0	154.3	6.1
AA/Aa	221.4	8.6	215.9	8.6
A/A	627.7	24.5	608.5	24.2
BBB/Baa	693.7	27.0	688.7	27.5
BB/Ba	5.5	0.2	5.4	0.2
Other/not rated	8.5	0.3	7.1	0.3
Total fixed maturity investments	$2,569.2	100.0%	$2,511.6	100.0%
(1)Includes mortgage-backed securities, which carry the full faith and credit guarantee of the U.S. government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

The following table presents the cost or amortized cost and carrying value of White Mountains’s fixed maturity investments by contractual maturity as of December 31, 2025 and 2024. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	December 31, 2025		December 31, 2024
Millions	Cost or Amortized Cost	Carrying Value	Cost or Amortized Cost	Carrying Value
Due in one year or less	$455.3	$455.2	$205.8	$203.9
Due after one year through five years	1,349.8	1,354.1	1,494.5	1,478.7
Due after five years through ten years	199.0	199.3	206.1	193.2
Due after ten years	21.7	21.9	25.3	25.2
Mortgage and asset-backed securities and collateralized loan obligations	749.0	740.0	637.5	610.6
Total fixed maturity investments	$2,774.8	$2,770.5	$2,569.2	$2,511.6

The following table presents the composition of White Mountains’s other long-term investments portfolio as of December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
$ in Millions	Carrying Value	% of Total	Carrying Value	% of Total
Kudu’s Participation Contracts	$1,285.0	43.4%	$1,008.4	46.9%
Bamboo SPV	250.0	8.5	—	—
PassportCard/DavidShield	170.0	5.7	150.0	7.0
BroadStreet SPV	160.0	5.4	—	—
Elementum	35.0	1.2	35.0	1.6
Other unconsolidated entities	73.7	2.5	63.6	3.0
Total unconsolidated entities	1,973.7		1,257.0
Private equity funds and hedge funds	395.2	13.4	360.6	16.8
Bank loan fund	308.5	10.4	264.7	12.3
Lloyd’s trust deposits	180.4	6.1	149.9	7.0
ILS funds	50.1	1.7	74.0	3.4
Private debt instruments	16.9	0.6	14.9	0.7
Other	33.7	1.1	29.1	1.3
Total other long-term investments	$2,958.5	100.0%	$2,150.2	100.0%

Foreign Currency Exposure

As of December 31, 2025, White Mountains had foreign currency exposure on $376 million of net assets, primarily related to Ark/WM Outrigger’s non-U.S. contracts, Kudu’s non-U.S. Participation Contracts and a private debt instrument, as well as certain other foreign consolidated and unconsolidated entities.
The following table presents the fair value of White Mountains’s foreign denominated net assets (liabilities) by segment as of December 31, 2025:

$ in Millions Currency	Ark/ WM Outrigger	Kudu	Other Operations	Total Fair Value	% of Total Shareholders’ Equity
CAD	$109.4	$55.0	$—	$164.4	2.7%
AUD	54.4	76.5	—	130.9	2.1
EUR	(13.8)	64.9	—	51.1	0.8
GBP	28.6	—	—	28.6	0.5
All other	—	—	1.4	1.4	—
Total	$178.6	$196.4	$1.4	$376.4	6.1%

III. Income Taxes

As of December 31, 2025, the primary jurisdictions in which the Company’s subsidiaries and branches operated and were subject to tax are Israel, Luxembourg, the United Kingdom and the United States.
On December 15, 2022, European Union Member States voted to adopt the EU Minimum Tax Directive in conformity with the OECD Pillar Two initiative. The Pillar Two initiative includes a set of model rules that are generally designed to impose a top-up tax on a large multinational enterprise group to the extent that the group is not subject to an effective tax rate of at least 15% in each jurisdiction in which the group has a consolidated affiliate or permanent establishment. The EU Minimum Tax Directive required European Union Member States to enact conforming law by December 31, 2023. The main rule of the EU Minimum Tax Directive, the IIR, was to become effective for fiscal years beginning on or after December 31, 2023, while the UTPR was to become effective for fiscal years beginning on or after December 31, 2024. The EU Minimum Tax Directive also permits European Union Member States to elect to apply a QDMTT for fiscal years beginning on or after December 31, 2023.
On July 11, 2023, the United Kingdom enacted conforming Pillar Two legislation including the IIR and QDMTT, which became effective for fiscal years beginning on or after December 31, 2023. On March 20, 2025, the United Kingdom enacted legislation adopting the Pillar Two UTPR effective for fiscal years beginning on or after December 31, 2024. Under the legislation, the effective date of the UTPR is deferred until fiscal years beginning on or after December 31, 2029 for U.K. companies in consolidated groups that meet certain requirements. To qualify for the deferral, generally the group must (i) have consolidated affiliates and permanent establishments in six or fewer countries and (ii) have no more than €50 million of net tangible assets outside of the country where the group has the largest amount of net tangible assets. White Mountains expects to meet the requirements to be exempt from the U.K. UTPR until January 1, 2030.
On December 20, 2023, Luxembourg enacted conforming Pillar Two legislation including the IIR and QDMTT, which became effective for fiscal years beginning on or after December 31, 2023, and the UTPR, which became effective for fiscal years beginning on or after December 31, 2024. The Luxembourg Pillar Two legislation defers the effective date of the QDMTT and UTPR until fiscal years beginning on or after December 31, 2028 and 2029, respectively, for Luxembourg companies in consolidated groups that meet certain requirements. To qualify for the deferral, generally the group must (i) have consolidated affiliates and permanent establishments in six or fewer countries and (ii) have no more than €50 million of net tangible assets outside of the country where the group has the largest amount of net tangible assets. White Mountains expects to meet the requirements to be exempt from the Luxembourg QDMTT and UTPR until January 1, 2029 and 2030, respectively.
On December 27, 2023, Bermuda enacted a 15% corporate income tax that became effective on January 1, 2025. The Bermuda legislation defers the effective date for five years for Bermuda companies in consolidated groups that meet certain requirements. To qualify for the deferral, generally the group must (i) have consolidated affiliates and permanent establishments in six or fewer countries, (ii) have no more than €50 million of net tangible assets outside of the country where the group has the largest amount of net tangible assets and (iii) not have a consolidated Bermuda affiliate or Bermuda permanent establishment directly or indirectly owned by a parent entity that is subject to the Pillar Two IIR in any jurisdiction. White Mountains expects to meet the requirements to be exempt from the Bermuda corporate income tax until January 1, 2030.
The Bermuda legislation also provides for an optional economic transition adjustment that can decrease or increase future years’ taxable income. Under GAAP, this economic transition adjustment was required to be recorded as a deferred tax asset or liability as of December 31, 2023 if a company intended to apply the adjustment to compute its taxable income. Accordingly, White Mountains recognized a net deferred tax benefit of $68 million in 2023, of which $51 million was recognized at Ark and $17 million was recognized at HG Global. As of July 1, 2024, White Mountains no longer consolidates BAM. As a result of the deconsolidation, the BAM Surplus Notes are recorded at fair value, which resulted in the reversal of a $5 million deferred tax liability related to the economic transition adjustment, generating a $5 million deferred tax benefit in 2024. On December 11, 2025, Bermuda enacted legislation that changed the scope of assets and liabilities subject to the economic transition adjustment. This legislation resulted in the reversal of a $5 million deferred tax liability related to the economic transition adjustment, generating a $5 million deferred tax benefit in 2025.
On January 15, 2025, the OECD released administrative guidance on its Pillar Two model rules. The January 2025 OECD Administrative Guidance provides that, subject to limited exceptions, deferred tax expense attributable to deferred tax assets resulting from the introduction of a new corporate income tax after November 30, 2021 is to be excluded when assessing whether a multinational enterprise group has an effective tax rate of at least 15% in the jurisdiction that adopted the corporate income tax. Deferred tax assets associated with the economic transition adjustment recorded under the Bermuda corporate income tax are expected to be within the scope of the January 2025 OECD Administrative Guidance.
On December 17, 2025, Luxembourg enacted legislation that adopts the January 2025 OECD Administrative Guidance. Accordingly, in any future year in which the economic transition adjustment deferred tax asset is utilized, White Mountains expects to incur a top-up tax under the Luxembourg UTPR equal to the amount of the deferred tax expense for that year associated with the economic transition adjustment. Consequently, White Mountains expects to derive no economic benefit from the Bermuda economic transition adjustment and intends to opt out of the economic transition adjustment upon becoming subject to Bermuda corporate income tax. Accordingly, White Mountains recognized a deferred tax expense of $78 million in 2025 to reverse the net deferred tax asset related to the Bermuda economic transition adjustment.

On December 11, 2025, the Bermuda government enacted legislation providing certain incentives for Bermuda-based employment, training, local expenditure and community development. The incentives are based on qualifying expenditures of eligible Bermuda entities and are provided in the form of a refundable tax credit. A Bermuda entity may be eligible for the incentives regardless of whether it is subject to the Bermuda corporate income tax. For the year ended December 31, 2025, White Mountains accrued a $10 million benefit for the incentives as a reduction to general and administrative expenses.
On July 4, 2025, the U.S. enacted the OBBBA. White Mountains does not expect the OBBBA to have a material impact on its financial statements.
White Mountains reported income tax expense of $127 million in 2025 on pre-tax income of $1,329 million. The difference between White Mountains’s effective tax rate and the current U.S. statutory rate of 21% was driven primarily by income generated in jurisdictions with lower tax rates than the United States, income attributable to certain gains not subject to tax in Luxembourg, a full valuation allowance on net deferred tax assets in certain U.S. operations (consisting of Other Operations), withholding taxes and state income taxes. The effective rate also differed from the U.S. statutory rate of 21% due to the $73 million net deferred tax expense related to the reversal of the Bermuda economic transition adjustment.
White Mountains reported income tax expense of $33 million in 2024 on pre-tax income of $317 million. The difference between White Mountains’s effective tax rate and the current U.S. statutory rate of 21% was driven primarily by income generated in jurisdictions with lower tax rates than the United States, a full valuation allowance on net deferred tax assets in certain U.S. operations (consisting of Other Operations and BAM), withholding taxes and state income taxes.
White Mountains reported income tax benefit of $16 million in 2023 on pre-tax income of $565 million. The difference between White Mountains’s effective tax rate and the current U.S. statutory rate of 21% was driven primarily by income generated in jurisdictions with lower tax rates than the United States, a full valuation allowance on net deferred tax assets in certain U.S. operations (consisting of Other Operations and BAM), withholding taxes and state income taxes. The effective rate also differed from the U.S. statutory rate of 21% due to the $68 million deferred tax benefit related to the Bermuda economic transition adjustment.

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash and Short-term Investments

Holding Company Level
The primary sources of cash for the Company and certain of its intermediate holding companies are expected to be distributions from its insurance, reinsurance and other operating subsidiaries, net investment income, proceeds from sales, repayments and maturities of investments, borrowings from credit facilities, capital raising activities and, from time to time, proceeds from sales of operating subsidiaries. The primary uses of cash are expected to be general and administrative expenses, purchases of investments, payments to tax authorities, payments on and repurchases/retirements of debt obligations, dividend payments to holders of the Company’s common shares, distributions to noncontrolling interest holders of consolidated subsidiaries, contributions to operating subsidiaries and, from time to time, purchases of operating subsidiaries and repurchases of the Company’s common shares.

Operating Subsidiary Level
The primary sources of cash for White Mountains’s insurance, reinsurance and other operating subsidiaries are expected to be premium and fee collections, commissions, net investment income, proceeds from sales, repayments and maturities of investments, contributions from holding companies, borrowings from credit facilities and capital raising activities. The primary uses of cash are expected to be claim payments, policy acquisition costs, general and administrative expenses, broker commission expenses, cost of sales, purchases of investments, payments to tax authorities, payments on and repurchases/retirements of debt obligations, distributions to holding companies, distributions to noncontrolling interest holders and, from time to time, purchases of operating subsidiaries.
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

Dividend Capacity

Following is a description of the dividend capacity of White Mountains’s insurance and reinsurance and other operating subsidiaries:

Ark/WM Outrigger
During any 12-month period, GAIL, a class 4 licensed Bermuda insurer, has the ability to (i) make capital distributions of up to 15% of its total statutory capital per the previous year’s statutory financial statements or (ii) make dividend payments of up to 25% of its total statutory capital and surplus per the previous year’s statutory financial statements, without prior approval of Bermuda regulatory authorities. Accordingly, GAIL will have the ability to pay a dividend of up to $425 million during 2026, which is equal to 25% of its statutory capital and surplus of $1,700 million as of December 31, 2025, subject to meeting all appropriate liquidity and solvency requirements and the filing of its December 31, 2025 statutory financial statements. During 2025, GAIL did not pay any dividends to its immediate parent.
During 2025, Ark paid a $41 million dividend to shareholders, including $30 million that was paid to White Mountains. As of December 31, 2025, Ark and its intermediate holding companies had $9 million of net unrestricted cash and short-term investments outside of its regulated and unregulated insurance and reinsurance operating subsidiaries.
WM Outrigger Re is a special purpose insurer subject to regulation and supervision by the BMA. WM Outrigger Re does not require regulatory approval to pay dividends; however, its dividend capacity is limited to amounts held outside of the collateral trust pursuant to its reinsurance agreement with GAIL. As of December 31, 2025, WM Outrigger Re had less than $1 million of net unrestricted cash held outside the collateral trust. As of December 31, 2025, WM Outrigger Re had $232 million of statutory capital and surplus and $246 million of assets held in the collateral trusts pursuant to the reinsurance agreement with GAIL. During 2025, White Mountains received a distribution of $10 million from WM Outrigger Re.

HG Global
As of December 31, 2025, HG Global had $619 million face value of preferred shares outstanding, of which White Mountains owned 96.9%. Holders of the HG Global preferred shares are entitled to receive cumulative dividends at a fixed annual rate of 6.0% on a quarterly basis, payable when and if declared by HG Global. As of December 31, 2025, HG Global has accrued $544 million of dividends payable to holders of its preferred shares, $527 million of which is payable to White Mountains and is eliminated in consolidation. As of December 31, 2025, HG Global and its subsidiaries had $32 million of net unrestricted cash and short-term investments outside of HG Re.
HG Re is a special purpose insurer subject to regulation and supervision by the BMA. HG Re does not require regulatory approval to pay dividends; however, its dividend capacity is limited to amounts held outside of the Collateral Trusts. As of December 31, 2025, HG Re had $4 million of net unrestricted cash and short-term investments. As of December 31, 2025, HG Re had $179 million of accrued interest on the BAM Surplus Notes held outside the Collateral Trusts. As of December 31, 2025, HG Re had $732 million of statutory capital and surplus and $1,007 million of assets held in the Collateral Trusts.
HG Global has two primary sources of cash flows: (i) interest payments on the BAM Surplus Notes that are made outside the Collateral Trusts and (ii) releases of excess balances from the Collateral Trusts. During 2025, HG Global received cash payments of principal and interest on the BAM Surplus Notes totaling $35 million. Of these payments, $24 million was a repayment of principal held in the Supplemental Trust, less than $1 million was a payment of accrued interest held in the Supplemental Trust and $11 million was a payment of accrued interest held outside the Supplemental Trust. During 2025, HG Re received a distribution from the Supplemental Trust of $61 million, which consisted of an assignment of accrued interest on the BAM Surplus Notes of $30 million and a cash distribution of $31 million.
See Note 10 — “Municipal Bond Guarantee Reinsurance” on page F-60.

Kudu
During 2025, Kudu distributed $15 million to unitholders, substantially all of which was paid to White Mountains. As of December 31, 2025, Kudu had $49 million of net unrestricted cash and short-term investments.

Bamboo
During the period from January 1, 2025 through December 5, 2025, Bamboo distributed $121 million to shareholders, $87 million of which was paid to White Mountains.

Distinguished
For the period from September 2, 2025, the date of acquisition, through December 31, 2025, Distinguished did not make any distributions to unitholders. As of December 31, 2025, Distinguished had $40 million of net unrestricted cash and short-term investments.

Other Operations
During 2025, White Mountains paid a $3 million common share dividend. As of December 31, 2025, the Company and its intermediate holding companies had $975 million of net unrestricted cash, short-term investments and fixed maturity investments, $231 million of MediaAlpha common stock, $31 million of common equity securities and $294 million of private equity and hedge funds, ILS funds and certain unconsolidated entities.
During 2025, White Mountains received a distribution of $17 million from the Bamboo CRVs.

Financing

The following table presents White Mountains’s capital structure as of December 31, 2025 and 2024:

	December 31,
$ in Millions	2025	2024
Ark 2021 Subordinated Notes (1) (2)	$159.7	$154.5
HG Global Senior Notes (1) (2)	147.8	147.4
Kudu Credit Facility (1) (2)	350.4	238.6
Distinguished Credit Facility (1) (2)	129.9	—
Distinguished Other Debt (1) (2)	10.9	—
Other Operations debt (1) (2)	38.3	22.0
Total debt	837.0	562.5
Redeemable noncontrolling interests	131.5	—
Nonredeemable noncontrolling interests	698.2	647.3
Total White Mountains’s common shareholders’ equity	5,425.4	4,483.7
Total capital	$7,092.1	$5,693.5

Total debt to total capital	11.8%	9.9%
(1)See Note 7 — “Debt” on page F-49 for details of debt arrangements.
(2) Net of unamortized issuance costs and original issue discount.

On July 16, 2025, the Company entered into a credit agreement, which established a senior unsecured revolving credit facility of up to $250 million that matures on July 16, 2028 (the “WTM Credit Facility”). As of December 31, 2025, the WTM Credit Facility is undrawn.
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

Covenant Compliance
As of December 31, 2025, White Mountains was in compliance, in all material respects, with all of the covenants under its debt instruments.

Contractual Obligations and Commitments

The following table presents White Mountains’s material contractual obligations and commitments as of December 31, 2025:

Millions	Due in Less Than One Year	Due in Two to Three Years	Due in Four to Five Years	Due After Five Years	Total
Loss and LAE reserves (1)	$935.6	$958.6	$334.0	$266.4	$2,494.6
Debt	8.1	45.1	173.3	625.6	852.1
Interest on debt	47.3	123.2	114.4	232.0	516.9
Long-term incentive compensation	88.9	121.7	17.6	—	228.2
Ark’s contingent consideration (2)	328.3	—	—	—	328.3
Redeemable noncontrolling interests (3)	—	131.5	—	—	131.5
Operating leases	9.2	18.4	16.6	47.6	91.8
Total contractual obligations and commitments	$1,417.4	$1,398.5	$655.9	$1,171.6	$4,643.4
(1) Represents expected future cash outflows resulting from loss and LAE payments. The amounts presented are gross of reinsurance recoverables on unpaid losses of $508 as of December 31, 2025.
(2) See “Contingent Consideration Liabilities” in Note 1 — “Basis of Presentation and Significant Accounting Policies” on page F-18.
(3) See “Redeemable Noncontrolling Interests” in Note 13 — “Common Shareholders’ Equity and Noncontrolling Interests” on page F-68.

The long-term incentive compensation balances included in the table above include amounts payable for performance shares. Exact amounts to be paid for performance shares cannot be predicted with certainty, as the ultimate amounts of these liabilities are based on the future performance of White Mountains and the market price of the Company’s common shares at the time the payments are made.
The estimated payments reflected in the table are based on current accrual factors (including performance relative to targets and common share price) and assume that all outstanding balances were 100% vested as of December 31, 2025.
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
White Mountains also has future binding commitments to fund certain other long-term investments. These commitments, which totaled approximately $176 million as of December 31, 2025, do not have fixed funding dates and are therefore excluded from the table above.

Share Repurchase Programs

The Company’s Board of Directors has authorized the Company to repurchase its common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. The repurchase authorizations do not have a stated expiration date. As of December 31, 2025, White Mountains may repurchase an additional 269,594 shares under these Board authorizations. In addition, from time to time White Mountains has also repurchased its common shares through self-tender offers that were separately authorized by its Board of Directors.
The following table presents common shares repurchased by the Company as well as the average price per share as a percent of December 31, 2025 book value per share and market value per share.

				Average Price Per	Average Price Per
				Share as % of	Share as % of
			Average	December 31, 2025	December 31, 2025
	Shares	Cost	Price	Book Value	Market Value
Year Ended	Repurchased	(Millions)	Per Share	Per Share	Per Share

December 31, 2025	100,581	$202.5	$2,013.67	92%	97%

December 31, 2024	5,269	$7.9	$1,505.01	69%	72%
				.
December 31, 2023	24,165	$32.7	$1,354.88	62%	65%

Cash Flows

Detailed information concerning White Mountains’s cash flows during 2025, 2024 and 2023 follows:

Cash flows from operations for the years ended 2025, 2024 and 2023
Net cash flows provided from operations was $551 million, $587 million and $404 million for the years ended December 31, 2025, 2024 and 2023. The decrease in cash provided from operations in 2025 was driven primarily by higher deployments at Kudu and an increase in cash outflows from Other Operations, partially offset by an increase in cash provided from operations at Ark/WM Outrigger, HG Global and Bamboo. The increase in cash provided from operations in 2024 was driven primarily by cash provided from operations at Ark/WM Outrigger Re, Kudu and Bamboo. As of December 31, 2025, the Company and its intermediate holding companies had $975 million of net unrestricted cash, short-term investments and fixed maturity investments, $231 million of MediaAlpha common stock, $31 million of common equity securities and $294 million of private equity funds and hedge funds, ILS funds and certain unconsolidated entities.

Cash flows from investing and financing activities for the year ended December 31, 2025

Financing and Other Capital Activities
During 2025, the Company declared and paid a $3 million cash dividend to its common shareholders.
During 2025, White Mountains repurchased and retired 100,581 of its common shares for $203 million. The majority of these shares were repurchased through the self-tender offer that White Mountains completed in December 2025, through which it repurchased 64,064 of its common shares at a purchase price of $2,082.60 per share ($2,050.00 excluding expenses) for a total cost of approximately $133 million, including expenses. Of the shares White Mountains repurchased in 2025, 5,097 were to satisfy employee income tax withholding pursuant to employee benefit.
During 2025, HG Global received $24 million in cash payments of principal on the BAM Surplus Notes.
During 2025, Kudu borrowed $113 million in term loans under the Kudu Credit Facility.
During 2025, White Mountains contributed $76 million to Kudu, of which $15 million was used to repurchase certain management equity incentives that were then replaced with new equity incentive units.
During 2025, Bamboo borrowed $110 million in term loans under the Bamboo Credit Facility.

Acquisitions and Dispositions
On April 1, 2025, White Mountains closed on its acquisition of Enterprise Solutions. White Mountains paid $58 million of cash consideration, which included a post-acquisition contribution of $2 million, and Enterprise Solutions borrowed $15 million in new debt as part of the transaction.
On July 18, 2025, White Mountains deployed $150 million into BroadStreet through the BroadStreet SPV.
On September 2, 2025, White Mountains closed its acquisition of Distinguished. White Mountains paid $225 million of cash consideration, including a post-closing purchase price adjustment of $1 million. In addition, Distinguished borrowed $50 million of incremental debt and utilized $7 million of cash on hand as part of the transaction.
On December 5, 2025, White Mountains completed the Bamboo Sale Transaction for net cash proceeds at closing of $848 million.
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
During the six months ended December 31, 2024, subsequent to BAM’s deconsolidation, HG Global received a $16 million cash payment of principal on the BAM Surplus Notes.
BAM received $26 million in MSC during the six months ended June 30, 2024, prior to its deconsolidation.

Acquisitions and Dispositions
On January 2, 2024, White Mountains completed the acquisition of Bamboo, investing $297 million in equity into Bamboo, which included the contribution of $36 million to retire Bamboo’s legacy credit facility and the contribution of $20 million of primary capital.
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

TRANSACTIONS WITH RELATED PERSONS

White Mountains does not have any transactions with related persons to report as of December 31, 2025.

NON-GAAP FINANCIAL MEASURES

This report includes 12 non-GAAP financial measures that have been reconciled from their most comparable GAAP financial measures.

Ark’s tangible book value and tangible capital
Ark’s tangible book value is a non-GAAP financial measure derived by adjusting GAAP book value to exclude goodwill, other intangible assets, the related deferred tax liability and the contingent consideration liability. The contingent consideration liability represents the estimated fair value of the additional shares that could be earned by management rollover shareholders if and to the extent that White Mountains achieves certain MOIC return thresholds. If earned, these additional shares would result in a reallocation of economics among Ark’s shareholders, which is reflected in the fair value of the contingent consideration liability recorded by White Mountains, but would have no impact on Ark’s stand-alone book value or tangible book value. White Mountains believes that this non-GAAP financial measure is useful to management and investors in evaluating Ark’s enterprise value. See page 59 for the reconciliation of Ark’s GAAP equity to tangible book value. Ark’s tangible capital is a non-GAAP financial measure derived by adding debt to tangible book value. See page 59 for the reconciliation of Ark’s GAAP equity to tangible capital.

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
White Mountains believes that these non-GAAP financial measures are useful to management and investors in evaluating Kudu’s performance. The reconciliation of Kudu’s GAAP net income (loss) to EBITDA and adjusted EBITDA is included on page 67.

Bamboo’s MGA pre-tax income (loss), MGA net income (loss), MGA EBITDA and MGA adjusted EBITDA
Bamboo’s MGA pre-tax income (loss), MGA net income (loss), MGA EBITDA and MGA adjusted EBITDA are non-GAAP financial measures.
MGA pre-tax income (loss) and MGA net income (loss) are non-GAAP financial measures that exclude the results of the Bamboo Captive, which is consolidated by Bamboo MGA under GAAP, from Bamboo’s consolidated GAAP pre-tax income (loss) and net income (loss). The following table presents the reconciliation from Bamboo’s consolidated GAAP pre-tax income (loss) to MGA pre-tax income (loss):

Millions	January 1, 2025 - December 5, 2025	Year Ended December 31, 2024
Bamboo’s consolidated GAAP pre-tax income (loss)	$40.1	$32.7
Remove pre-tax (income) loss, Bamboo Captive	1.0	(1.0)
MGA pre-tax income (loss)	$41.1	$31.7

MGA EBITDA is a non-GAAP financial measure that adds back interest expense on debt, income tax (expense) benefit, depreciation and amortization of other intangible assets to MGA net income (loss). MGA adjusted EBITDA is a non-GAAP financial measure that excludes certain other items in GAAP net income (loss) in addition to those added back to calculate MGA EBITDA. The items relate to (i) non-cash equity-based compensation expense, (ii) software implementation expenses, (iii) restructuring expenses and (iv) transaction expenses. A description of each item follows:
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
•Transaction expenses - Represents costs directly related to transaction activities at Bamboo, which are not capitalized and are expensed under GAAP.
White Mountains believes that these non-GAAP financial measures are useful to management and investors in evaluating Bamboo’s performance. See page 69 for the reconciliation of Bamboo’s consolidated GAAP net income (loss) to MGA net income (loss), MGA EBITDA and MGA adjusted EBITDA.

Distinguished’s ScaleCo net income (loss), ScaleCo EBITDA and ScaleCo adjusted EBITDA
Distinguished’s ScaleCo net income (loss), ScaleCo EBITDA and ScaleCo adjusted EBITDA are non-GAAP financial measures. ScaleCo net income (loss) is a non-GAAP financial measure that excludes the results of the GrowthCo vertical, which is consolidated under GAAP, from Distinguished’s consolidated GAAP net income (loss). ScaleCo EBITDA is a non-GAAP financial measure that adds back interest expense on debt, income tax (expense) benefit, depreciation and amortization of other intangible assets to ScaleCo net income (loss). ScaleCo adjusted EBITDA is a non-GAAP financial measure that excludes certain other items in GAAP net income (loss) in addition to those items added back to calculate ScaleCo EBITDA. The items relate to (i) non-cash equity-based compensation expense and (ii) transaction expenses. A description of each item follows:
•Non-cash equity-based compensation expense - Represents non-cash expenses related to Distinguished’s management compensation that are settled with equity units in Distinguished.
•Transaction expenses - Represents costs directly related to transaction activities at Distinguished, which are not capitalized and are expensed under GAAP.
White Mountains believes that these non-GAAP financial measures are useful to management and investors in evaluating Distinguished’s performance. White Mountains also believes that excluding the results of the GrowthCo vertical, which Distinguished views as an investment in start-up programs, is useful to understanding the performance of Distinguished’s established programs. See page 71 for the reconciliation of Distinguished’s consolidated GAAP net income (loss) to ScaleCo net income (loss), ScaleCo EBITDA and ScaleCo adjusted EBITDA.

Total consolidated portfolio return excluding MediaAlpha
Total consolidated portfolio return excluding MediaAlpha is a non-GAAP financial measure that removes the net investment income and net realized and unrealized investment gains (losses) from White Mountains’s investment in MediaAlpha. White Mountains believes this non-GAAP measure to be useful to management and investors by showing the underlying performance of White Mountains’s investment portfolio without regard to White Mountains’s investment in MediaAlpha.

The following table presents return reconciliations from GAAP to the reported percentages:

	Year Ended December 31,
	2025	2024	2023
Total consolidated portfolio return	9.1%	6.9%	11.4%
Remove MediaAlpha	(0.2)	(0.4)	—
Total consolidated portfolio return excluding MediaAlpha	8.9%	6.5%	11.4%

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
The valuation of assets and liabilities measured at fair value requires management to make estimates and apply judgment to matters that may carry a significant degree of uncertainty. In determining its estimates of fair value, White Mountains uses a variety of valuation approaches and inputs. Whenever possible, White Mountains estimates fair value using valuation methods that maximize the use of quoted market prices or other observable inputs. Where appropriate, assets and liabilities measured at fair value have been adjusted for the effect of counterparty credit risk.
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
As of December 31, 2025, White Mountains’s most significant assets classified as Level 3 measurements include the BAM Surplus Notes, Kudu’s Participation Contracts, the Bamboo SPV and PassportCard/DavidShield. As of December 31, 2025, the Bamboo SPV was measured at fair value based on the value implied in the Bamboo Sale Transaction. See Note 2 — “Significant Transactions” on page F-19.

BAM Surplus Notes
As of December 31, 2025, the fair value of the BAM Surplus Notes was $339 million. On a quarterly basis, White Mountains values the BAM Surplus Notes using a discounted cash flow analysis. The discounted cash flow analysis used to fair value the BAM Surplus Notes depends on key inputs, such as projections of future revenues and earnings for BAM, expected payments on the BAM Surplus Notes through maturity and a discount rate to reflect time value and related uncertainty of the repayment pattern. The expected payments on the BAM Surplus Notes are based on management judgment, considering current performance, budgets and projected future results. These expected payments depend on BAM’s ability to generate excess cash flows from its operations, driven primarily by assumptions regarding future trends for the issuance of municipal bonds, interest rates, credit spreads, insured market penetration, competitive activity in the market for municipal bond insurance and other factors affecting the demand for and pricing of BAM’s municipal bond insurance, as well as BAM’s investment returns. The discount rate considers comparably-rated companies and instruments, adjusted for risks specific to BAM and the BAM Surplus Notes. As of December 31, 2025, White Mountains concluded that a discount rate of 8.05% was appropriate for the valuation of the BAM Surplus Notes.
When making its fair value selection, which is within a range of reasonable values derived from the discounted cash flow analysis, White Mountains considers all available information, facts and circumstances specific to BAM’s business and industry and any infrequent or unusual results for the period. See Item 1A. Risk Factors, “We may be subject to volatility from the valuation of the BAM Surplus Notes, which could materially adversely affect our results of operations and financial condition.” on page 33.
With a discounted cash flow analysis, small changes to key inputs may result in significant changes to fair value. The following table presents the estimated effect on the fair value of the BAM Surplus Notes as of December 31, 2025, resulting from changes to the discount rate used in the discounted cash flow analysis:

Millions	Discount Rate
	6.0%	7.0%	8.05%	9.0%	10.0%
BAM Surplus Notes, at fair value	$398	$369	$339	$312	$283

Kudu’s Participation Contracts
As of December 31, 2025, Kudu has a portfolio of Participation Contracts with a total fair value of $1,285 million. On a quarterly basis, White Mountains fair values each of Kudu’s Participation Contracts, typically using a discounted cash flow analysis. The discounted cash flow analyses used to fair value Kudu’s Participation Contracts include key inputs, such as projections of future revenues and earnings of Kudu’s managers, a discount rate and a terminal cash flow exit multiple. The expected future cash flows are based on management judgment, considering current performance, budgets and projected future results. The discount rates reflect the weighted average cost of capital, considering comparable public company data and adjusted for risks specific to the business and industry. The terminal cash flow exit multiple is generally based on expectations of annual cash flow to Kudu from each of its managers in the terminal year of the discounted cash flow analysis. In determining fair value, White Mountains considers factors for each of Kudu’s managers, such as performance of products and vehicles, expected asset growth rates, new fund launches, fee rates by product, capacity constraints, operating cash flows and other qualitative factors, including the assessment of key personnel. The inputs to each discounted cash flow analysis vary depending on the nature of each of Kudu’s managers. As of December 31, 2025, White Mountains concluded that pre-tax discount rates in the range of 16% to 25% and terminal cash flow exit multiples in the range of 7 to 22 times were appropriate for the valuations of Kudu’s Participation Contracts.
When making its fair value selections, which are within a range of reasonable values derived from the discounted cash flow analysis, White Mountains considers all available information, including any relevant market multiples and multiples implied by recent transactions, facts and circumstances specific to Kudu’s managers and any infrequent or unusual results for the period.

With a discounted cash flow analysis, small changes to key inputs may result in significant changes to fair value. The following table presents the estimated effect on the fair value of Kudu’s Participation Contracts as of December 31, 2025, resulting from changes in key inputs to the discounted cash flow analysis, including discount rates and terminal cash flow exit multiples:

Millions	Discount Rate(1)
Terminal Cash Flow Exit Multiple	-2%	-1%	16% - 25%	+1%	+2%
+2	$1,554	$1,457	$1,368	$1,283	$1,209
+1	$1,504	$1,412	$1,326	$1,245	$1,174
7x to 22x	$1,455	$1,366	$1,285	$1,207	$1,139
-1	$1,406	$1,321	$1,243	$1,169	$1,104
-2	$1,356	$1,276	$1,202	$1,136	$1,075
(1) Since Kudu’s Participation Contracts are not subject to corporate taxes within Kudu Investment Management, LLC, pre-tax discount rates are applied to pre-tax cash flows in determining fair values.

PassportCard/DavidShield
As of December 31, 2025, the fair value of White Mountains’s investment in PassportCard/DavidShield was $170 million. On a quarterly basis, White Mountains values its investment in PassportCard/DavidShield using a discounted cash flow analysis. The discounted cash flow analysis used to fair value PassportCard/DavidShield includes key inputs, such as projections of future revenues and earnings, a discount rate and a terminal revenue growth rate. The expected future cash flows are based on management judgment, considering current performance, budgets and projected future results. The discount rate reflects the weighted average cost of capital, considering comparable public company data and adjusted for risks specific to the business and industry. The terminal revenue growth rate is based on company, industry and macroeconomic expectations of perpetual revenue growth subsequent to the end of the discrete period in the discounted cash flow analysis. As of December 31, 2025, White Mountains concluded that an after-tax discount rate of 24% and a terminal revenue growth rate of 4% were appropriate for the valuation of its investment in PassportCard/DavidShield.
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
With a discounted cash flow analysis, small changes to key inputs may result in significant changes to fair value. The following table presents the estimated effect on the fair value of White Mountains’s investment in PassportCard/DavidShield as of December 31, 2025, resulting from changes in key inputs to the discounted cash flow analysis, including the discount rate and terminal revenue growth rate:

Millions	Discount Rate
Terminal Revenue Growth Rate	22%	23%	24%	25%	26%
5.0%	$200	$186	$173	$162	$152
4.0%	$195	$182	$170	$159	$150
3.0%	$191	$179	$167	$157	$148

2. Ark’s Loss and LAE Reserves

General
Ark establishes loss and LAE reserves that are estimates of amounts needed to pay claims and related expenses in the future for insured events that have already occurred. The process of estimating loss and LAE reserves involves a considerable degree of judgment by management and, as of any given date, is inherently uncertain. See Note 5 — “Loss and Loss Adjustment Expense Reserves” on page F-36 for a description of Ark’s loss and LAE reserves and actuarial methods.
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

Loss and LAE Reserves by Line of Business
The following table summarizes Ark’s loss and LAE reserves, net of reinsurance recoverables on unpaid losses, as of December 31, 2025:

	December 31, 2025
Millions	Case	IBNR	Total
Property and Accident & Health	$236.8	$341.5	$578.3
Marine & Energy	146.4	422.6	569.0
Specialty	96.8	411.4	508.2
Casualty-Active	36.0	194.6	230.6
Casualty-Runoff	28.2	28.9	57.1
Total loss and LAE reserves, net of reinsurance recoverables	$544.2	$1,399.0	$1,943.2

For loss and LAE reserves as of December 31, 2025, Ark considers that the impact of the various reserving factors, as described in Note 5 — “Loss and Loss Adjustment Expense Reserves” on page F-36, on future paid losses would be similar to the impact of those factors on historical paid losses.
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

Ark Loss and LAE Development

See Note 5 — “Loss and Loss Adjustment Expense Reserves” on page F-36 for prior year loss and LAE development discussions for the year ended December 31, 2025.

Range of Reserves
The following table shows the recorded loss and LAE reserves and the high and low ends of Ark’s range of reasonable loss and LAE reserve estimates, net of reinsurance recoverables on unpaid losses, as of December 31, 2025. See Note 5 — “Loss and Loss Adjustment Expense Reserves” on page F-36 for a description of Ark’s loss and LAE reserves and actuarial methods.

	December 31, 2025
Millions	Low	Recorded	High
Total loss and LAE reserves, net of reinsurance recoverables	$1,510.2	$1,943.2	$2,023.8

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

•Sustained elevated levels of inflation: Elevated levels of economic inflation have been observed since 2021. While most global economies are seeing these elevated levels begin to decline, inflation continues to be a key focus point for central bank policy. The extent to which inflation will impact the ultimate cost of insurance claims remains uncertain, particularly in the casualty lines of business with key social inflation drivers being court awards, changes in technology and the legal environment. For example, a hypothetical increase in inflation rates by 4% per annum would increase the recorded loss and LAE reserves, net of reinsurance recoverables on unpaid losses, for the casualty reserving lines of business by approximately $20 million, or approximately 7% of the recorded casualty loss and LAE reserves of $288 million.

•Catastrophe losses: The years 2017 through 2025 have been active for major loss events, including natural catastrophes. As time has passed, the emerging claims information for major loss events has been better than expected. As of December 31, 2025, Ark has recorded $230 million of loss and LAE reserves, net of reinsurance recoverables on unpaid losses, for major loss events, of which $171 million is held as IBNR reserves. Some, but perhaps not all, of the IBNR reserves may be needed to handle adverse reporting from clients.

•Conflict in Ukraine and Russia: The conflict in Ukraine and Russia has and will continue to have a significant impact on the insurance industry. Recent U.K. High Court rulings on leasing claims provided more certainty on coverages related to aviation hull war risk claims, but there are additional court cases to be decided and there is uncertainty as to how claims will be presented to reinsurers. For the year ended December 31, 2025, Ark recognized $91 million of unfavorable loss reserve development related to aviation losses from the conflict in Ukraine and Russia, driven by the U.K. High Court rulings. This is a complex loss event that will continue to be litigated and negotiated in the future. As such, there remains uncertainty with respect to the ultimate impact to both insurers and reinsurers.

Loss and LAE Reserve Summary
The following table summarizes the loss and LAE reserve activity of Ark’s insurance and reinsurance subsidiaries for the year ended December 31, 2025. The amounts in the table include balances ceded by Ark to WM Outrigger Re, which eliminate in White Mountains’s consolidated financial statements.

Millions	Year Ended December 31, 2025
Gross beginning balance	$2,127.5
Less: beginning reinsurance recoverable on unpaid losses	(466.2)
Net loss and LAE reserves	1,661.3

Loss and LAE incurred relating to:
Current year losses	925.1
Prior year losses	(106.3)
Net incurred loss and LAE	818.8

Loss and LAE paid relating to:
Current year losses	(187.9)
Prior year losses	(370.1)
Net paid loss and LAE	(558.0)

Foreign currency translation and other adjustments to loss and LAE reserves	21.1

Net ending balance	1,943.2
Plus: ending reinsurance recoverable on unpaid losses	537.8
Gross ending balance	$2,481.0

During the year ended December 31, 2025, Ark experienced $106 million of net favorable prior year loss reserve development, driven primarily by the property and accident & health ($85 million) and specialty ($27 million) reserving lines of business, partially offset by net unfavorable development in the marine & energy ($5 million) and casualty-active ($4 million) reserving lines of business. For property and accident & health, the net favorable prior year loss reserve development was driven primarily by positive claims experience for the 2024 and 2023 accident years. For specialty, the net favorable prior year loss reserve development was driven primarily by positive claims experience for the 2023 accident year, partially offset by negative claims experience for the 2022 and 2024 accident years. In addition, the net favorable prior year loss reserve development for specialty includes $91 million of unfavorable development related to aviation losses from the conflict in Ukraine and Russia resulting from the 2025 U.K. High Court rulings on leasing claims.

The following table summarizes the unpaid loss and LAE reserves, net of reinsurance recoverables on unpaid losses, for each of Ark’s major reserving lines of business as of December 31, 2025. The amounts in the table include balances ceded by Ark to WM Outrigger Re, which eliminate in White Mountains’s consolidated financial statements.

Millions	As of December 31, 2025
Property and Accident & Health	$578.3
Marine & Energy	569.0
Specialty	508.2
Casualty-Active	230.6
Casualty-Runoff	57.1
Unpaid loss and LAE reserves, net of reinsurance recoverables on unpaid losses	1,943.2
Plus: Reinsurance recoverables on unpaid losses
Property and Accident & Health	171.9
Marine & Energy	208.9
Specialty	44.4
Casualty-Active	113.0
Casualty-Runoff	(.4)
Total Reinsurance recoverables on unpaid losses	537.8
Total unpaid loss and LAE reserves	$2,481.0

The following five tables cover each of Ark’s property and accident & health, marine & energy, specialty, casualty-active and casualty-runoff reserving lines of business and are net of reinsurance. Each of the five tables includes three sections as follows:
The top section of the table presents, for each of the previous ten accident years, (1) cumulative total undiscounted incurred loss and LAE as of each of the previous ten year-end evaluations, (2) total IBNR plus expected development on reported claims as of December 31, 2025 and (3) the cumulative number of reported claims as of December 31, 2025.
The middle section of the table presents cumulative paid loss and LAE for each of the previous ten accident years as of each of the previous ten year-end evaluations. Also included in this section is a calculation of the loss and LAE reserves as of December 31, 2025, which is then included in the reconciliation to the consolidated balance sheet presented above. The total unpaid loss and LAE reserves as of December 31, 2025 is calculated as the cumulative incurred loss and LAE from the top section less the cumulative paid loss and LAE from the middle section, plus any outstanding liabilities from accident years prior to 2015.
The bottom section of the table is supplementary information about the average historical claims duration as of December 31, 2025. It shows the weighted average annual percentage payout of incurred loss and LAE by accident year as of each age. For example, the first column is calculated as the incremental paid loss and LAE in the first calendar year for each given accident year (e.g., calendar year 2025 for accident year 2025, calendar year 2024 for accident year 2024) divided by the cumulative incurred loss and LAE as of December 31, 2025 for that accident year. The resulting ratios are weighted using cumulative incurred loss and LAE as of December 31, 2025.

Property and Accident & Health
$ in Millions
	Incurred Loss and LAE, Net of Reinsurance
	For the Years Ended December 31,										As of December 31, 2025
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	Total IBNR plus expected development on reported claims	Cumulative number of reported claims
2016	$22.7	$17.8	$18.6	$18.7	$18.7	$18.9	$18.8	$18.8	$18.8	$18.8	$.2	3,434
2017		31.6	38.3	45.8	44.8	43.4	42.9	44.3	43.9	43.3	15.6	4,629
2018			41.4	47.8	49.7	47.4	47.4	47.0	47.0	49.0	2.7	4,293
2019				34.6	31.7	27.4	24.2	23.5	23.2	21.5	.5	4,030
2020					78.1	76.3	75.3	79.1	81.0	84.8	6.0	4,664
2021						173.0	156.8	168.9	171.5	169.7	8.1	3,533
2022							245.7	269.6	280.0	281.9	9.0	4,100
2023								216.9	178.6	130.4	20.8	3,688
2024									364.8	324.6	106.4	4,495
2025										394.1	171.7	3,899
									Total	$1,518.1

Property and Accident & Health
Millions
	Cumulative Paid Loss and LAE, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$8.6	$13.3	$16.6	$17.0	$17.1	$17.4	$18.0	$18.2	$18.4	$18.4
2017		17.0	26.1	31.9	33.1	29.9	27.7	25.9	28.7	29.3
2018			15.8	32.7	40.6	40.6	41.4	43.4	44.2	45.2
2019				6.9	17.0	18.6	18.8	19.6	20.9	19.9
2020					11.4	34.5	47.5	56.3	67.4	72.4
2021						31.0	87.5	132.3	145.6	150.9
2022							71.7	194.5	232.0	250.2
2023								20.2	53.8	78.5
2024									55.4	134.6
2025										142.8
									Total	942.2
All outstanding liabilities before 2016, net of reinsurance										2.4
Loss and LAE reserves, net of reinsurance										$578.3

Property and Accident & Health
	Average Annual Percentage Payout of Incurred Loss and LAE by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
	27.4%	31.9%	18.4%	6.4%	2.9%	1.9%	0.4%	0.9%	0.2%	0.1%

Marine & Energy
$ in Millions
	Incurred Loss and LAE, Net of Reinsurance
	For the Years Ended December 31,										As of December 31, 2025
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	Total IBNR plus expected development on reported claims	Cumulative number of reported claims
2016	$23.8	$20.0	$16.0	$14.9	$14.6	$15.2	$14.5	$14.0	$13.7	$13.8	$—	3,776
2017		26.5	19.7	17.9	17.3	16.9	16.0	16.3	16.4	16.4	.2	4,141
2018			26.2	20.6	18.1	18.5	18.0	18.4	17.4	17.0	.2	3,245
2019				24.2	22.0	22.1	21.9	22.3	21.6	21.8	.4	2,413
2020					30.4	27.7	29.1	27.9	27.6	27.6	.8	1,594
2021						87.7	70.5	68.4	75.6	79.8	3.8	1,530
2022							150.8	154.9	157.5	218.6	56.8	2,083
2023								198.6	189.9	123.2	36.8	2,341
2024									243.3	248.1	138.4	2,195
2025										235.3	184.9	1,618
									Total	$1,001.6

Marine & Energy
Millions
	Cumulative Paid Loss and LAE, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$5.6	$10.2	$12.9	$13.3	$13.4	$14.1	$13.8	$13.8	$13.8	$13.8
2017		5.2	11.3	13.1	14.4	14.4	14.3	14.3	14.6	15.9
2018			2.7	12.9	14.6	15.3	16.0	15.9	16.1	16.3
2019				3.4	10.9	12.9	14.7	15.7	18.4	19.3
2020					3.2	12.9	16.3	18.9	22.4	23.2
2021						6.4	24.9	38.9	52.7	64.4
2022							12.3	66.7	98.6	145.5
2023								10.6	42.7	61.3
2024									21.4	60.1
2025										19.4
									Total	439.2
All outstanding liabilities before 2016, net of reinsurance										6.6
Loss and LAE reserves, net of reinsurance										$569.0

Marine & Energy
	Average Annual Percentage Payout of Incurred Loss and LAE by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
	12.1%	27.1%	17.3%	12.1%	6.4%	6.5%	0.5%	0.4%	0.1%	0.1%

Specialty
$ in Millions
	Incurred Loss and LAE, Net of Reinsurance
	For the Years Ended December 31,										As of December 31, 2025
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	Total IBNR plus expected development on reported claims	Cumulative number of reported claims
2016	$18.5	$14.5	$11.1	$11.4	$12.0	$12.0	$9.1	$8.6	$12.5	$12.2	$.2	1,936
2017		18.3	13.2	12.3	11.8	11.9	10.9	10.6	11.2	11.1	—	2,201
2018			14.7	16.6	17.0	16.2	15.1	15.9	16.9	17.5	.9	2,129
2019				22.1	19.8	18.9	25.9	30.1	20.0	26.8	.7	2,396
2020					24.5	23.5	19.3	20.4	17.3	17.7	1.3	2,028
2021						71.8	63.0	51.8	44.0	41.7	6.6	1,735
2022							181.9	178.5	172.6	179.6	58.3	1,577
2023								216.6	199.4	153.4	41.3	1,734
2024									223.2	231.3	133.2	1,798
2025										226.8	169.4	1,831
									Total	$918.1

Specialty
Millions
	Cumulative Paid Loss and LAE, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$3.2	$8.0	$9.2	$10.0	$10.4	$10.5	$8.7	$8.4	$11.8	$11.8
2017		3.3	6.8	8.6	8.8	8.8	9.5	9.3	9.9	9.9
2018			2.9	8.5	10.2	10.6	12.0	13.2	14.4	14.8
2019				5.0	7.2	7.6	18.5	25.2	17.7	19.8
2020					5.4	11.0	13.4	18.8	18.5	19.2
2021						5.1	24.1	35.8	34.6	35.3
2022							16.1	62.5	84.9	113.2
2023								19.2	76.3	109.1
2024									28.9	53.8
2025										24.1
									Total	411.0
All outstanding liabilities before 2016, net of reinsurance										1.1
Loss and LAE reserves, net of reinsurance										$508.2

Specialty
	Average Annual Percentage Payout of Incurred Loss and LAE by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
	18.2%	26.8%	13.2%	8.7%	6.3%	2.5%	2.1%	1.8%	(1.2)%	1.0%

Casualty-Active
$ in Millions
	Incurred Loss and LAE, Net of Reinsurance
	For the Years Ended December 31,										As of December 31, 2025
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	Total IBNR plus expected development on reported claims	Cumulative number of reported claims
2016	$8.8	$8.3	$8.9	$9.0	$9.1	$9.2	$9.2	$10.1	$11.8	$11.9	$.4	1,606
2017		11.6	11.7	10.8	9.3	9.1	10.5	10.7	10.9	10.6	.7	1,693
2018			12.9	13.3	11.1	10.9	8.6	9.2	9.4	10.5	.9	1,175
2019				14.8	13.7	12.3	10.6	11.4	13.0	14.4	1.4	1,062
2020					13.5	12.1	10.9	9.2	8.8	9.5	1.7	731
2021						21.4	22.4	16.6	16.3	21.7	4.1	1,050
2022							33.0	38.1	34.7	17.3	9.8	1,774
2023								61.0	65.9	57.1	39.4	2,234
2024									60.0	82.0	71.9	2,171
2025										68.2	63.4	1,723
									Total	$303.2

Casualty-Active
Millions
	Cumulative Paid Loss and LAE, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$.2	$1.0	$2.3	$4.0	$4.6	$5.3	$6.5	$8.1	$9.7	$10.3
2017		.8	1.7	2.8	3.4	4.2	5.7	7.5	8.3	9.1
2018			.3	1.4	3.5	4.3	4.3	6.2	7.1	8.0
2019				.3	1.4	2.3	3.0	5.7	8.3	10.2
2020					.5	1.0	2.0	3.3	5.3	6.0
2021						.5	.9	3.1	9.6	12.6
2022							.5	1.6	2.5	3.6
2023								.9	5.6	10.8
2024									1.9	4.6
2025										1.0
									Total	76.2
All outstanding liabilities before 2016, net of reinsurance										3.6
Loss and LAE reserves, net of reinsurance										$230.6

Casualty-Active
	Average Annual Percentage Payout of Incurred Loss and LAE by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
	3.8%	7.5%	11.4%	12.9%	10.0%	11.2%	7.2%	5.1%	4.2%	3.4%

Casualty-Runoff
$ in Millions
	Incurred Loss and LAE, Net of Reinsurance
	For the Years Ended December 31,										As of December 31, 2025
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	Total IBNR plus expected development on reported claims	Cumulative number of reported claims
2016	$32.6	$32.3	$40.5	$38.6	$38.9	$38.6	$37.7	$37.5	$37.5	$38.1	$1.9	2,156
2017		30.7	34.0	31.5	32.1	31.6	29.9	28.3	28.5	27.9	2.0	1,606
2018			33.6	28.2	27.3	26.6	26.2	28.0	27.8	28.2	2.9	1,284
2019				26.5	23.3	23.4	24.9	23.6	23.7	22.5	4.2	976
2020					15.9	12.3	13.9	10.9	9.5	9.2	2.3	573
2021						10.5	7.0	5.5	4.5	3.9	1.5	284
2022							.8	2.6	2.6	2.3	1.3	80
2023								2.7	3.6	3.1	1.8	40
2024									1.2	1.1	.5	20
2025										.7	—	41
									Total	$137.0

Casualty-Runoff
Millions
	Cumulative Paid Loss and LAE, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$3.9	$10.2	$17.7	$22.7	$25.4	$27.8	$28.8	$31.0	$32.5	$34.1
2017		3.2	9.4	14.7	18.5	21.4	22.5	22.8	23.5	24.8
2018			3.4	7.4	12.6	14.9	16.3	18.2	21.3	22.7
2019				3.3	5.8	7.8	12.1	15.1	15.9	17.3
2020					.8	1.3	3.1	6.0	6.3	6.5
2021						.5	1.7	1.9	2.3	2.4
2022							.3	.6	.7	.9
2023								.9	1.0	1.1
2024									.5	.5
2025										.6
									Total	110.9
All outstanding liabilities before 2016, net of reinsurance										31.0
Loss and LAE reserves, net of reinsurance										$57.1

Casualty-Runoff
	Average Annual Percentage Payout of Incurred Loss and LAE by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
	8.8%	13.9%	15.3%	14.8%	8.5%	6.7%	5.9%	4.2%	3.2%	2.2%

3. Goodwill and Other Intangible Assets

As of December 31, 2025, goodwill and other intangible assets recognized in connection with business and asset acquisitions totaled $1,020 million, of which $642 million was attributable to White Mountains’s common shareholders.
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
During the year ended December 31, 2025, White Mountains performed its periodic reviews for potential impairment and recognized an impairment of goodwill of $9 million and other intangible assets of $1 million related to an Other Operating Business within Other Operations. Impairment charges are presented within general and administrative expenses on the statement of operations.
As of December 31, 2025, White Mountains had total goodwill and other intangible assets of $1,020 million, $578 million of which relates to Distinguished and $293 million of which relates to Ark. See Note 4 — “Goodwill and Other Intangible Assets” on page F-34.
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

Interest Rate and Credit Spread Risk

White Mountains invests in interest rate sensitive securities. White Mountains generally manages the interest rate risk associated with its portfolio of fixed maturity investments by monitoring the average duration of the portfolio. As of December 31, 2025, White Mountains’s fixed maturity investments are comprised primarily of debt securities issued by corporations, U.S. government and agency obligations, foreign government and agency obligations, mortgage and asset-backed securities and collateralized loan obligations.
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
The following table presents the estimated effects of hypothetical increases and decreases in market interest rates on White Mountains’s fixed maturity investments:

$ in Millions	Fair Value at December 31, 2025	Assumed Change in Relevant Interest Rate	Estimated Fair Value After Change in Interest Rate	Pre-Tax Increase (Decrease) in Fair Value
Fixed maturity investments	$2,770.5	100 bps decrease	$2,839.6	$69.1
		50 bps decrease	2,805.3	34.8
		50 bps increase	2,735.5	(35.0)
		100 bps increase	2,700.5	(70.0)
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
The following table presents the estimated pre-tax effects of hypothetical widening and tightening of credit spreads on White Mountains’s fixed maturity investments by asset class:

	December 31, 2025
Millions	Fair Value	Tighten 50	Tighten 25	Widen 25	Widen 50
U.S. government and agency obligations	$460.3	$—	$—	$—	$—
Foreign government and agency obligations	32.5	—	—	—	—
		Tighten 100	Tighten 50	Widen 50	Widen 100
Agency mortgage-backed securities	354.0	5.1	5.1	(10.3)	(20.1)
Other asset-backed securities	39.0	.6	.5	(.6)	(1.2)
		Tighten 200	Tighten 100	Widen 100	Widen 200
Debt securities issued by corporations	1,537.7	15.8	15.4	(38.9)	(77.8)
		Tighten 300	Tighten 200	Widen 200	Widen 300
Collateralized loan obligations	347.0	28.6	27.8	(38.7)	(58.1)
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

Common Equity Securities, Investment in MediaAlpha and Other Long-Term Investments Price Risk

The carrying values of White Mountains’s common equity securities, investment in MediaAlpha and other long-term investments are based on quoted market prices or management’s estimates of fair value as of the balance sheet date. Market prices of common equity securities, in general, are subject to fluctuations, which could cause the amount realized upon sale or exercise of these instruments to differ significantly from the current reported value. The fluctuations may result from perceived changes in the underlying economic characteristics of the investment, the relative price of alternative investments, supply and demand imbalances for a particular security or various other market factors. Assuming a hypothetical 10% and 30% increase or decrease in the value of White Mountains’s common equity securities, investment in MediaAlpha and other long-term investments as of December 31, 2025, the carrying value of White Mountains’s common equity securities, investment in MediaAlpha and other long-term investments would increase or decrease by $367 million and $1,102 million, respectively, on a pre-tax basis. See “CRITICAL ACCOUNTING ESTIMATES — Fair Value Measurements” on page 88 for further discussion related to the valuation of Kudu’s Participation Contracts and White Mountains’s investment in PassportCard/DavidShield.

BAM Surplus Notes

The carrying value of the BAM Surplus Notes is based on management’s estimate of fair value as of the balance sheet date. Assuming a hypothetical 10% and 30% increase or decrease in the value of the BAM Surplus Notes as of December 31, 2025, the carrying value of the BAM Surplus Notes would increase or decrease by $34 million and $102 million, respectively, on a pre-tax basis. See “CRITICAL ACCOUNTING ESTIMATES — Fair Value Measurements” on page 88 for further discussion related to the valuation of the BAM Surplus Notes.

Long-Term Obligations

    White Mountains carries its debt obligations at face value less unamortized debt issuance costs and original issue discount. White Mountains is required to disclose the fair value of certain financial instruments not carried at fair value, including the debt obligations. See Note 18 — “Fair Value of Financial Instruments” on page F-78 for the fair value and carrying value of White Mountains’s debt obligations as of December 31, 2025 and 2024.
Foreign Currency Exposure

As of December 31, 2025, White Mountains had net assets of $376 million denominated in foreign currencies primarily related to Ark/WM Outrigger’s non-U.S. contracts, Kudu’s non-U.S. Participation Contracts and a private debt instrument, as well as certain other foreign consolidated and unconsolidated entities. See “Summary of Investment Results - Foreign Currency Exposure” on page 78 for fair value of White Mountains’s foreign denominated net assets (liabilities) by segment as of December 31, 2025.
The following table illustrates the pre-tax effect of a hypothetical 20% increase (decrease) in the U.S. dollar exchange rate on the carrying value of net assets denominated in foreign currencies as of December 31, 2025:

$ in Millions
Carrying Value of Foreign Denominated Net Assets	Hypothetical Change	Hypothetical Pre-Tax Increase (Decrease) in Carrying Value	Hypothetical Percentage Increase (Decrease) in Stockholders’ Equity
$376.4	20% increase	$(75.3)	(1.2)%
	20% decrease	$75.3	1.2%

Item 8.  Financial Statements and Supplementary Data

The financial statements and supplementary data have been filed as a part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 109 of this report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

The Principal Executive Officer (“PEO”) and the Principal Financial Officer (“PFO”) of White Mountains have evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2025. Based on that evaluation, the PEO and PFO have concluded that White Mountains’s disclosure controls and procedures are adequate and effective.
The PEO and the PFO of White Mountains have evaluated the effectiveness of its internal control over financial reporting as of December 31, 2025. Based on that evaluation, the PEO and PFO have concluded that White Mountains’s internal control over financial reporting is effective. Management’s annual report on internal control over financial reporting is included on page F-80 of this report. The attestation report on the effectiveness of White Mountains’s internal control over financial reporting by PricewaterhouseCoopers LLP is included on page F-81 of this report.
There were no changes to White Mountains’s internal controls over financial reporting that occurred during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, White Mountains’s internal control over financial reporting.

Item 9B.  Other Information
Insider Trading Policy
The Company has policies and procedures governing the purchase, sale and/or other dispositions of our securities by directors, officers, employees or the Company itself that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations and the listing standards applicable to us. A copy of our Insider Trading Policy is filed as Exhibit 19 on this Form 10-K.
No trading plans were adopted or terminated during the fourth quarter of 2025 by a director or officer of the Company that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or a non-Rule 10b5-1(c) trading agreement.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Reported under the captions “The Board of Directors”, “Corporate Governance—Committees of the Board—Compensation/Nominating & Governance Committee” and “Corporate Governance—Committees of the Board—Audit Committee” in the Company’s 2026 Proxy Statement, herein incorporated by reference, and under the caption “Information About Our Executive Officers” of this Annual Report on Form 10-K.
The Company’s Code of Business Conduct, which applies to all directors, officers and employees in carrying out their responsibilities to and on behalf of the Company, is available at www.whitemountains.com and is also included as Exhibit 14 on the Form 10-K. The Company’s Code of Business Conduct is also available in print free of charge to any shareholder upon request.
There have been no material changes to the procedures by which shareholders may recommend nominees to the Company’s Board of Directors. The procedures for shareholders to nominate directors are reported under the caption “Corporate Governance—Consideration of Director Nominees” in the Company’s 2026 Proxy Statement, herein incorporated by reference.

Item 11.  Executive Compensation

Reported under the captions “Executive Compensation”, “CEO Pay Ratio” and “Corporate Governance—Committees of the Board—Compensation/Nominating & Governance Committee” in the Company’s 2026 Proxy Statement, herein incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Reported under the captions “Voting Securities and Principal Holders Thereof” and “Equity Compensation Plan Information” in the Company’s 2026 Proxy Statement, herein incorporated by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Reported under the caption “Transactions with Related Persons, Promoters and Certain Control Persons” and “Corporate Governance—Director Independence” in the Company’s 2026 Proxy Statement, herein incorporated by reference.

Item 14.  Principal Accountant Fees and Services

Reported under the caption “Principal Accountant Fees and Services” in the Company’s 2026 Proxy Statement, herein incorporated by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

a.                                       Documents Filed as Part of the Report

The financial statements and financial statement schedules and reports of independent auditors have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 109 of this report. A listing of exhibits filed as part of the report appears below through page 107 of this report.

b.                                       Exhibits

Exhibit Number	Name
2.1	Plan of Reorganization (incorporated by reference herein to the Company’s Registration Statement on S-4 (No. 333-87649) dated September 23, 1999)
2.2
Securities Purchase Agreement, dated October 2, 2025, by and among White Mountains Investments (Luxembourg) S.à r. l., WM Pierce Holdings, Inc., PM Holdings, LLC and the other parties thereto (incorporated by reference herein to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated October 2, 2025)

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

10.2
Third Amended and Restated Supplemental Trust Agreement by and among Build America Mutual Assurance Company, HG Re Ltd. and The Bank of New York Mellon, dated January 15, 2020 (incorporated by reference herein to Exhibit 10.2 of the Company’s Report on Form 10-Q dated August 7, 2023)

10.3
Fourth Amended and Restated Surplus Note Purchase Agreement between Build America Mutual Assurance Company, as Issuer and HG Holdings Ltd. and HG Re Ltd. as Purchasers, dated July 1, 2024 (incorporated by reference herein to Exhibit 10.1 of the Company’s Report on Form 10-Q dated August 7, 2024)

10.4
Loan and Security Agreement, dated as of March 31, 2022 among HG Global Ltd., Hudson Structured Capital Management Ltd. and the lenders from time to time party thereto (incorporated by reference herein to Exhibit 10.2 of the Company’s Report on Form 10-Q dated May 6, 2022) (**)

10.5
Paying Agency Agreement dated 13 July 2021 between Group Ark Insurance Limited, The Bank of New York Mellon, London Branch and The Bank of New York Mellon SA/NV, Dublin Branch (incorporated by reference herein to Exhibit 10.2 of the Company’s Report on Form 10-Q dated November 8, 2021) (**)

10.6
Paying Agency Agreement dated 11 August 2021 between Group Ark Insurance Limited, The Bank of New York Mellon, London Branch and The Bank of New York Mellon SA/NV, Dublin Branch (incorporated by reference herein to Exhibit 10.3 of the Company’s Report on Form 10-Q dated November 8, 2021) (**)

Exhibit Number	Name
10.7
Paying Agency Agreement dated 8 September 2021 between Group Ark Insurance Limited, The Bank of New York Mellon, London Branch and The Bank of New York Mellon SA/NV, Dublin Branch (incorporated by reference herein to Exhibit 10.4 of the Company’s Report on Form 10-Q dated November 8, 2021) (**)

10.8
Third Amendment to Loan and Servicing Agreement dated as of March 18, 2025 among Kudu Investment Holdings, LLC, Kudu Investment US, LLC, Kudu Investment Management, LLC, KFO Holdings, Ltd., KWCP Holdings UK, Ltd., Massachusetts Mutual Life Insurance Company and Alter Domus (US) LLC and Barings Finance LLC (incorporated by reference herein to Exhibit 10.1 of the Company’s Report on Form 10-Q dated May 7, 2025)

10.9
Fourth Amendment to Loan and Servicing Agreement dated as of July 21, 2025 among Kudu Investment Holdings, LLC, Kudu Investment US, LLC, Kudu Investment Management LLC, KFO Holdings, Ltd., KWCP Holdings UK, Ltd., Massachusetts Mutual Life Insurance Company, Alter Domus (US) LLC, Barings Finance LLC and Barings Direct Investments LLC (incorporated by reference herein to Exhibit 10.5 of the Company’s Report on Form 10-Q dated August 7, 2025)

10.10
Credit Agreement, dated as of July 16, 2025, among White Mountains Insurance Group, Ltd., the lenders party thereto and Bank of America, N.A., as the administrative agent (incorporated by reference herein to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated July 16, 2025)

10.11
Unit Purchase Agreement, dated as of July 4, 2025, by and among, AQ Phoenix Parent, L.P., WM Monroe Holdings, Inc., White Mountains Insurance Group, Ltd., and the other parties thereto (incorporated by reference herein to Exhibit 10.4 of the Company’s Report on Form 10-Q dated August 7, 2025)

10.12
First Amendment to Credit Agreement, dated as of July 4, 2025, among Distinguished LLC, a Delaware limited liability company, the other credit parties party thereto, the lenders party thereto and BMO Bank N.A., as agent (incorporated by reference herein to Exhibit 10.2 of the Company’s Report on Form 10-Q dated November 6, 2025)

10.13
Limited Consent and Second Amendment to Credit Agreement, dated as of October 31, 2025, by and among Distinguished LLC, a Delaware limited liability company, the other credit parties party thereto, the lenders party thereto and BMO Bank N.A., as agent (incorporated by reference herein to Exhibit 10.3 of the Company’s Report on Form 10-Q dated November 6, 2025)

10.14	Offer Letter, dated as of February 22, 2024, between the Company and Giles Harrison (incorporated by reference herein to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 10, 2024)
10.15
Employment Agreement and Release between White Mountains Capital LLC and G. Manning Rountree (incorporated by reference herein to Exhibit 10.1 of the Company’s Report on Form 10-Q dated November 6, 2025)

10.16
White Mountains Long-Term Incentive Plan, as amended (incorporated by reference herein to Appendix A of the Company’s Notice of 2019 Annual General Meeting of Members and Proxy Statement dated April 8, 2019)

10.17
Amendment to the 2019 White Mountains Long-Term Incentive Plan (incorporated by reference herein to Appendix A of the Company’s Notice of the 2025 Annual General Meeting of Members and Proxy Statement dated April 2, 2025)

10.18
White Mountains Long-Term Incentive Plan, as amended and restated May 22, 2025 (incorporated by reference herein to Appendix B of the Company’s Notice of the 2025 Annual General Meeting of Members and Proxy Statement dated April 2, 2025)

10.19	White Mountains Annual Bonus Program (incorporated by reference herein to Exhibit 10.2 of the Company’s Report on Form 10-Q dated May 7, 2025)
14	The Company’s Code of Business Conduct, which applies to all directors, officers and employees in carrying out their responsibilities to and on behalf of the Company (*)
19	White Mountains Insurance Group, Ltd. Insider Trading Policy (*)
21	Subsidiaries of the Registrant (*)
23	Consent of PricewaterhouseCoopers, LLP (*)
24	Powers of Attorney (*)
31.1	Principal Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (*)
31.2	Principal Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (*)
32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

Exhibit Number	Name
97	White Mountains Insurance Group, Ltd. Recovery Policy (incorporated by reference herein to Exhibit 97.1 of the Company’s 2023 Annual Report on Form 10-K)
101	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(*)    Included herein.
(**)     Portions of this exhibit are redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

c.                                       Financial Statement Schedules

The financial statement schedules and report of independent registered public accounting firm have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 109 of this report.

Item 16.  Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHITE MOUNTAINS INSURANCE GROUP, LTD.

Date:	February 27, 2026	By:	/s/ MICHAELA J. HILDRETH
Michaela J. Hildreth
Managing Director and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ LIAM P. CAFFREY	Chief Executive Officer (Principal Executive Officer)	February 27, 2026
Liam P. Caffrey
REID T. CAMPBELL*	Director	February 27, 2026
Reid T. Campbell
PETER M. CARLSON*	Director	February 27, 2026
Peter M. Carlson
MARY C. CHOKSI*	Director	February 27, 2026
Mary C. Choksi
MARGARET DILLON*	Director	February 27, 2026
Margaret Dillon
PHILIP A. GELSTON*	Director	February 27, 2026
Philip A. Gelston
WESTON M. HICKS*	Chairman	February 27, 2026
Weston M. Hicks
/s/ MICHAELA J. HILDRETH	Managing Director and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2026
Michaela J. Hildreth
/s/ MICHAEL A. PAPAMICHAEL	Managing Director and Chief Financial Officer (Principal Financial Officer)	February 27, 2026
Michael A. Papamichael
SUZANNE F. SHANK*	Director	February 27, 2026
Suzanne F. Shank
DAVID A. TANNER*	Director	February 27, 2026
David A. Tanner
STEVEN M. YI*	Director	February 27, 2026
Steven M. Yi

* By:	/s/ LIAM P. CAFFREY
Liam P. Caffrey, Attorney-in-Fact

WHITE MOUNTAINS INSURANCE GROUP, LTD.
Index to Consolidated Financial Statements and Financial Statement Schedules

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

	December 31,
Millions, except share and per share amounts	2025	2024
Assets
P&C Insurance and Reinsurance (Ark/WM Outrigger)
Fixed maturity investments, at fair value	$1,917.9	$1,565.1
Common equity securities, at fair value	452.3	425.4
Short-term investments, at fair value	866.6	601.4
Other long-term investments	689.7	547.8
Total investments	3,926.5	3,139.7
Cash (restricted $1.1 and $14.1)	104.8	141.2
Reinsurance recoverables	836.1	589.0
Insurance premiums receivable	848.4	768.6
Deferred acquisition costs	211.1	165.2
Goodwill and other intangible assets	292.5	292.5
Other assets	134.7	202.8
Total P&C Insurance and Reinsurance assets	6,354.1	5,299.0
Financial Guarantee (HG Global)
Fixed maturity investments, at fair value	693.4	612.1
Short-term investments, at fair value	90.8	55.5
Total investments	784.2	667.6
Cash	.1	11.5
BAM Surplus Notes, at fair value	339.0	381.7
Insurance premiums receivable	11.4	4.4
Deferred acquisition costs	96.9	86.6
Other assets	5.2	27.6
Total Financial Guarantee assets	1,236.8	1,179.4
Asset Management (Kudu)
Short-term investments, at fair value	21.9	27.9
Other long-term investments	1,291.4	1,014.0
Total investments	1,313.3	1,041.9
Cash	34.5	.6
Accrued investment income	25.3	18.0
Goodwill and other intangible assets	7.7	8.0
Other assets	21.5	39.9
Total Asset Management assets	1,402.3	1,108.4
Specialty Insurance Distribution (Distinguished)
Short-term investments, at fair value	94.0	—
Total investments	94.0	—
Cash (restricted $0.1 and $0.0)	2.7	—
Premiums, commissions and fees receivable	45.7	—
Goodwill and other intangible assets	577.7	—
Other assets	15.3	—
Total Specialty Insurance Distribution assets	735.4	—
Other Operations
Fixed maturity investments, at fair value	159.2	293.7
Common equity securities, at fair value	30.7	224.6
Investment in MediaAlpha, at fair value	231.2	201.6
Short-term investments, at fair value	807.4	260.1
Other long-term investments	977.4	588.4
Total investments	2,205.9	1,568.4
Cash	42.8	37.6
Goodwill and other intangible assets	142.3	64.8
Other assets	181.9	75.8
Assets held for sale - Bamboo Group	—	585.7
Assets held for sale - Other	5.0	6.5
Total Other Operations assets	2,577.9	2,338.8
Total assets	$12,306.5	$9,925.6
See Notes to Consolidated Financial Statements.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS (CONTINUED)

	December 31,
Millions, except share and per share amounts	2025	2024
Liabilities
P&C Insurance and Reinsurance (Ark/WM Outrigger)
Loss and loss adjustment expense reserves	$2,481.0	$2,127.5
Unearned insurance premiums	1,026.1	853.3
Debt	159.7	154.5
Reinsurance payable	286.2	149.5
Contingent consideration	328.3	155.3
Other liabilities	247.2	224.7
Total P&C Insurance and Reinsurance liabilities	4,528.5	3,664.8
Financial Guarantee (HG Global)
Unearned insurance premiums	327.9	297.3
Debt	147.8	147.4
Other liabilities	23.8	19.4
Total Financial Guarantee liabilities	499.5	464.1
Asset Management (Kudu)
Debt	350.4	238.6
Other liabilities	96.5	78.1
Total Asset Management liabilities	446.9	316.7
Specialty Insurance Distribution (Distinguished)
Debt	140.8	—
Premiums and commissions payable	81.3	—
Other liabilities	85.0	—
Total Specialty Insurance Distribution liabilities	307.1	—
Other Operations
Loss and loss adjustment expense reserves	13.6	12.1
Unearned insurance premiums	9.6	29.0
Debt	38.3	22.0
Accrued incentive compensation	102.9	79.3
Other liabilities	101.4	33.0
Liabilities held for sale - Bamboo Group	—	167.7
Liabilities held for sale - Other	3.6	5.9
Total Other Operations liabilities	269.4	349.0
Total liabilities	6,051.4	4,794.6
Redeemable noncontrolling interests	131.5	—
Equity
White Mountains’s common shareholders’ equity
White Mountains’s common shares at $1 par value per share—authorized 50,000,000 shares; issued and outstanding 2,479,677 and 2,568,148 shares	2.5	2.6
Paid-in surplus	576.5	563.8
Retained earnings	4,845.6	3,919.0
Accumulated other comprehensive income (loss), after-tax:
Net unrealized gains (losses) from foreign currency translation	.8	(1.7)
Total White Mountains’s common shareholders’ equity	5,425.4	4,483.7
Nonredeemable noncontrolling interests	698.2	647.3
Total equity	6,123.6	5,131.0
Total liabilities, redeemable noncontrolling interests and equity	$12,306.5	$9,925.6
See Notes to Consolidated Financial Statements including Note 13 — “Common Shareholders’ Equity and Noncontrolling Interests” and Note 19 — “Commitments and Contingencies.”

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
Millions	2025	2024	2023
Revenues:

P&C Insurance and Reinsurance (Ark/WM Outrigger)
Earned insurance premiums	$1,697.4	$1,587.8	$1,409.7
Net investment income	106.5	90.7	61.4
Net realized and unrealized investment gains (losses)	124.6	50.1	85.9
Other revenues	15.3	22.3	.8
Total P&C Insurance and Reinsurance revenues	1,943.8	1,750.9	1,557.8

Financial Guarantee (HG Global)
Earned insurance premiums	30.8	31.7	31.2
Net investment income	27.1	32.2	31.7
Net realized and unrealized investment gains (losses)	23.2	(11.5)	26.6
Interest income from BAM Surplus Notes	29.8	15.8	—
Change in fair value of BAM Surplus Notes	(37.5)	.5	—
Unrealized loss on deconsolidation of BAM	—	(114.5)	—
Other revenues	.2	1.2	2.9
Total Financial Guarantee revenues	73.6	(44.6)	92.4

Asset Management (Kudu)
Net investment income	78.7	66.7	71.0
Net realized and unrealized investment gains (losses)	103.5	51.3	106.1
Other revenues	1.2	.8	—
Total Asset Management revenues	183.4	118.8	177.1

P&C Insurance Distribution (Bamboo)
Commission and fee revenues	211.4	134.6	—
Earned insurance premiums	26.7	39.4	—
Other revenues	8.2	5.8	—
Total P&C Insurance Distribution revenues	246.3	179.8	—

Specialty Insurance Distribution (Distinguished)
Commission and fee revenues	56.7	—	—
Other revenues	1.0	—	—
Total Specialty Insurance Distribution revenues	57.7	—	—

Other Operations
Earned insurance premiums	22.2	32.7	—
Net investment income	32.1	35.6	30.1
Net realized and unrealized investment gains (losses)	80.0	57.0	188.5
Net realized and unrealized investment gains (losses) from investment in MediaAlpha	29.6	38.0	27.1
Commission and fee revenues	16.4	14.8	13.2
Net gain on sale of the Bamboo Group	849.3	—	—
Other revenues	200.6	56.8	80.5
Total Other Operations revenues	1,230.2	234.9	339.4
Total revenues	$3,735.0	$2,239.8	$2,166.7
See Notes to Consolidated Financial Statements.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

	Year Ended December 31,
Millions	2025	2024	2023
Expenses:

P&C Insurance and Reinsurance (Ark/WM Outrigger)
Loss and loss adjustment expenses	$844.2	$855.8	$726.8
Acquisition expenses	394.2	307.1	281.5
General and administrative expenses	205.1	208.4	162.0
Change in fair value of contingent consideration	173.0	61.3	48.7
Interest expense	17.1	19.5	21.3
Total P&C Insurance and Reinsurance expenses	1,633.6	1,452.1	1,240.3

Financial Guarantee (HG Global)
Acquisition expenses	8.0	8.2	8.6
General and administrative expenses	3.1	35.7	68.9
Interest expense	17.4	16.7	16.5
Total Financial Guarantee expenses	28.5	60.6	94.0

Asset Management (Kudu)
General and administrative expenses	17.9	15.4	19.4
Interest expense	25.9	22.1	21.2
Total Asset Management expenses	43.8	37.5	40.6

P&C Insurance Distribution (Bamboo)
Broker commission expenses	72.0	51.3	—
Loss and loss adjustment expenses	18.0	20.6	—
Acquisition expenses	9.7	14.1	—
General and administrative expenses	96.8	61.1	—
Interest expense	9.7	—	—
Total P&C Insurance Distribution expenses	206.2	147.1	—

Specialty Insurance Distribution (Distinguished)
Broker commission expenses	22.1	—	—
General and administrative expenses	47.0	—	—
Interest expense	5.1	—	—
Total Specialty Insurance Distribution expenses	74.2	—	—

Other Operations
Loss and loss adjustment expenses	20.0	12.1	—
Acquisition expenses	8.3	12.1	—
Cost of sales	151.8	29.6	40.4
General and administrative expenses	236.7	169.5	182.3
Interest expense	3.2	2.5	3.7
Total Other Operations expenses	420.0	225.8	226.4
Total expenses	2,406.3	1,923.1	1,601.3
Pre-tax income (loss)	1,328.7	316.7	565.4
Income tax (expense) benefit	(126.9)	(32.6)	15.5
Net income (loss)	1,201.8	284.1	580.9
Net (income) loss attributable to noncontrolling interests	(95.4)	(53.7)	(71.7)
Net income (loss) attributable to White Mountains’s common shareholders	$1,106.4	$230.4	$509.2
See Notes to Consolidated Financial Statements.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
Millions, except for per share amounts	2025	2024	2023
Net income (loss) attributable to White Mountains’s common shareholders	$1,106.4	$230.4	$509.2
Other comprehensive income (loss), net of tax	3.7	(.1)	2.4
Comprehensive income (loss)	1,110.1	230.3	511.6
Other comprehensive (income) loss attributable to noncontrolling interests	(1.2)	—	(.5)
Comprehensive income (loss) attributable to White Mountains’s common shareholders	$1,108.9	$230.3	$511.1

Earnings (loss) per share attributable to White Mountains’s common shareholders:

Basic earnings (loss) per share	$430.14	$89.79	$198.60
Diluted earnings (loss) per share	$430.14	$89.79	$198.60
Dividends declared and paid per White Mountains’s common share	$1.00	$1.00	$1.00
See Notes to Consolidated Financial Statements.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	White Mountains’s Common Shareholders’ Equity
Millions	Common Shares and Paid-in Surplus	Retained Earnings	AOCL, After-tax	Total	Nonredeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balances as of December 31, 2022	$538.6	$3,211.8	$(3.5)	$3,746.9	$188.1	$3,935.0	$—
Net income (loss)	—	509.2	—	509.2	71.7	580.9	—
Other comprehensive income (loss), net of tax	—	—	1.9	1.9	.5	2.4	—
Total comprehensive income (loss)	—	509.2	1.9	511.1	72.2	583.3	—
Dividends declared on common shares	—	(2.6)	—	(2.6)	—	(2.6)	—
Dividends to noncontrolling interests	—	—	—	—	(8.9)	(8.9)	—
Issuances of common shares	2.1	—	—	2.1	—	2.1	—
Repurchases and retirements of common shares	(5.1)	(27.6)	—	(32.7)	—	(32.7)	—
BAM member surplus contributions, net of tax	—	—	—	—	72.8	72.8	—
Amortization of restricted share awards	15.3	—	—	15.3	—	15.3	—
Recognition of equity-based compensation expense of subsidiaries	1.7	—	—	1.7	.7	2.4	—
Net contributions (distributions) and dilution from other noncontrolling interests	(1.3)	—	—	(1.3)	5.6	4.3	—
Disposition of noncontrolling interests	—	—	—	—	(9.4)	(9.4)	—
Balances as of December 31, 2023	551.3	3,690.8	(1.6)	4,240.5	321.1	4,561.6	—
Net income (loss)	—	230.4	—	230.4	53.7	284.1	—
Other comprehensive income (loss), net of tax	—	—	(.1)	(.1)	—	(.1)	—
Total comprehensive income (loss)	—	230.4	(.1)	230.3	53.7	284.0	—
Dividends declared on common shares	—	(2.5)	—	(2.5)	—	(2.5)	—
Dividends to noncontrolling interests	—	—	—	—	(16.2)	(16.2)	—
Issuances of common shares	2.9	—	—	2.9	—	2.9	—
Repurchases and retirements of common shares	(1.1)	(6.8)	—	(7.9)	—	(7.9)	—
BAM member surplus contributions, net of tax	—	—	—	—	26.0	26.0	—
Amortization of restricted share awards	16.3	—	—	16.3	—	16.3	—
Recognition of equity-based compensation expense of subsidiaries	3.2	—	—	3.2	1.2	4.4	—
Net contributions (distributions) and dilution from other noncontrolling interests	(6.2)	7.1	—	.9	(3.1)	(2.2)	—
Impact to noncontrolling interests for the deconsolidation of BAM	—	—	—	—	153.5	153.5	—
Acquisition of noncontrolling interests — Bamboo	—	—	—	—	111.1	111.1	—
Balances as of December 31, 2024	566.4	3,919.0	(1.7)	4,483.7	647.3	5,131.0	—
Net income (loss)	—	1,106.4	—	1,106.4	100.2	1,206.6	(4.8)
Other comprehensive income (loss), net of tax	—	—	2.5	2.5	1.2	3.7	—
Total comprehensive income (loss)	—	1,106.4	2.5	1,108.9	101.4	1,210.3	(4.8)
Dividends declared on common shares	—	(2.6)	—	(2.6)	—	(2.6)	—
Dividends to noncontrolling interests	—	—	—	—	(26.0)	(26.0)	—
Issuances of common shares	2.6	—	—	2.6	—	2.6	—
Repurchases and retirements of common shares	(22.2)	(180.4)	—	(202.6)	—	(202.6)	—
Amortization of restricted share awards	18.5	—	—	18.5	—	18.5	—
Recognition of equity-based compensation expense of subsidiaries	16.9	—	—	16.9	9.9	26.8	—
Net contributions (distributions) and dilution from other noncontrolling interests	(3.2)	6.0	—	2.8	(38.7)	(35.9)	—
Adjustments to redeemable noncontrolling interests	—	(2.8)	—	(2.8)	—	(2.8)	2.8
Disposition of noncontrolling interests	—	—	—	—	(99.8)	(99.8)	—
Acquisition of noncontrolling interests	—	—	—	—	104.1	104.1	133.5
Balances as of December 31, 2025	$579.0	$4,845.6	$.8	$5,425.4	$698.2	$6,123.6	$131.5
See Notes to Consolidated Financial Statements.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
Millions	2025	2024	2023
Cash flows from operations:
Net income (loss)	$1,201.8	$284.1	$580.9
Adjustments to reconcile net income to net cash provided from (used for) operations:
Net realized and unrealized investment (gains) losses	(331.9)	(146.9)	(407.1)
Net realized and unrealized investment (gains) losses from investment in MediaAlpha	(29.6)	(38.0)	(27.1)
Net gain on sale of the Bamboo Group	(849.3)	—	—
Change in fair value of Ark’s contingent consideration	173.0	61.3	48.7
Interest income from BAM Surplus Notes subsequent to deconsolidation, net of interest payments received of $10.8 and $5.8	(19.0)	(10.0)	—
Change in fair value of BAM Surplus Notes	37.5	(.5)	—
Unrealized loss on deconsolidation of BAM	—	114.5	—
Deferred income tax expense (benefit)	92.1	11.1	(46.9)
Amortization of restricted share awards	18.5	16.3	15.3
Amortization (accretion) and depreciation	9.0	(6.4)	(17.8)
Other operating items:
Net change in reinsurance recoverables	(247.1)	(147.0)	153.3
Net change in insurance premiums, commissions and fees receivable	(91.4)	(204.7)	(67.0)
Net change in deferred acquisition costs	(56.2)	(27.1)	(22.2)
Net change in loss and loss adjustment expense reserves	367.7	543.0	308.6
Net change in unearned insurance premiums	172.7	174.4	147.9
Net change in reinsurance payable	136.7	68.4	(170.0)
Net change in premiums and commissions payable	27.0	38.9	—
Net change in accrued incentive compensation from Other Operations	22.9	(8.4)	1.6
Contributions to Kudu’s Participation Contracts	(195.1)	(103.5)	(163.8)
Proceeds from Kudu’s Participation Contracts sold	21.6	9.4	75.2
Net other operating activities	89.6	(42.1)	(5.5)
Net cash provided from (used for) operations	550.5	586.8	404.1
Cash flows from investing activities:
Net change in short-term investments	(872.2)	548.4	(495.8)
Sales of fixed maturity investments	607.4	429.5	195.1
Maturities, calls and paydowns of fixed maturity investments	390.5	416.5	266.5
Sales of common equity securities and investment in MediaAlpha	251.0	162.4	261.6
Distributions and redemptions of other long-term investments	117.3	195.7	116.9
Proceeds from the sale of Bamboo Group, NSM Group and Other Operating Businesses, net of cash sold of $135.0, $0.0 and $0.8	746.5	—	17.3
Purchases of consolidated subsidiaries, net of cash acquired of $1.9, $44.9 and $0.0	(349.5)	(231.8)	—
Release of cash (pre-funding) of investment purchases	(30.0)	—	70.0
Purchases of fixed maturity investments	(1,235.2)	(1,677.5)	(592.7)
Purchases of common equity securities and investment in MediaAlpha	(30.6)	(121.1)	(114.2)
Purchases of other long-term investments	(286.2)	(190.2)	(265.2)
Payments of principal received on the BAM Surplus Notes subsequent to deconsolidation	24.2	16.2	—
Impact to cash from deconsolidation of BAM	—	(4.2)	—
Net other investing activities	(.1)	9.1	(3.4)
Net cash provided from (used for) investing activities	(666.9)	(447.0)	(543.9)
Cash flows from financing activities:
Draw down of debt and revolving lines of credit	294.7	36.6	12.4
Repayment of debt and revolving lines of credit	(17.5)	(38.1)	(25.7)
Cash dividends paid to common shareholders	(2.6)	(2.5)	(2.6)
Repurchases and retirements of common shares	(202.6)	(7.9)	(32.7)
BAM member surplus contributions prior to deconsolidation	—	26.0	72.8
Contributions from other noncontrolling interests	.7	1.0	9.0
Distributions to other noncontrolling interests	(64.7)	(21.1)	(12.0)
Net other financing activities	27.6	10.2	(14.0)
Net cash provided from (used for) financing activities	35.6	4.2	7.2
Net change in cash during the period	(80.8)	144.0	(132.6)
Cash balance at beginning of year (includes restricted cash balances of $14.1, $0.7 and $18.3, unrestricted cash held for sale of $16.0, $— and $— and restricted cash held for sale $59.5, $— and $—)	266.4	122.4	255.0
Cash balance at end of year (includes restricted cash balances of $1.2, $14.1 and $0.7, unrestricted cash held for sale of $0.7, $16.0 and $— and restricted cash held for sale of $0.0, $59.5 and $—)	$185.6	$266.4	$122.4
See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

White Mountains Insurance Group, Ltd. (the “Company” or the “Registrant”) is an exempted Bermuda limited liability company whose principal businesses are conducted through its subsidiaries and other affiliates. The Company’s headquarters is located at 26 Reid Street, Hamilton, Bermuda HM 11, its principal executive office is located at 23 South Main Street, Suite 3B, Hanover, New Hampshire 03755-2053 and its registered office is located at Clarendon House, 2 Church Street, Hamilton, Bermuda HM 11. The Company’s website is www.whitemountains.com. The information contained on the Company’s website is not incorporated by reference into, and is not a part of, this report.
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

Reportable Segments
As of December 31, 2025, White Mountains conducted its operations through four reportable segments: (1) Ark/WM Outrigger, (2) HG Global, (3) Kudu and (4) Distinguished, with its remaining operating businesses, holding companies and other assets included in Other Operations. White Mountains has made its segment determination based on consideration of the following criteria: (i) the nature of the business activities of each of the Company’s subsidiaries and affiliates; (ii) the manner in which the Company’s subsidiaries and affiliates are organized; (iii) the existence of primary managers responsible for specific subsidiaries and affiliates; and (iv) the organization of information provided to the Company’s chief operating decision maker (“CODM”) and its Board of Directors. See Note 15 — “Segment Information.”

The Ark/WM Outrigger segment consists of Ark Insurance Holdings Limited and its subsidiaries (collectively, “Ark”) and Outrigger Re Ltd. Segregated Account 2023-1 (“WM Outrigger Re”) (collectively with Ark, “Ark/WM Outrigger”). Ark is a specialty property and casualty insurance and reinsurance company that offers a wide range of niche insurance and reinsurance products, including property, specialty, marine & energy, casualty and accident & health. Ark underwrites select coverages through Lloyd’s Syndicates 4020 and 3902 and Additional Central Settlement Number (“ACSN”) 3832 (collectively, the “Syndicates”) and its wholly-owned subsidiary Group Ark Insurance Limited (“GAIL”). White Mountains acquired a controlling ownership interest in Ark on January 1, 2021 (the “Ark Transaction”). As of December 31, 2025 and 2024, White Mountains owned 72.1% of Ark on a basic shares outstanding basis (61.9% after taking account of management’s equity incentives). The remaining shares are owned by current and former employees of Ark. In the future, management rollover shareholders could earn additional shares in Ark if and to the extent that White Mountains achieves certain thresholds for its multiple of invested capital (“MOIC”) return. If fully earned, these shares would represent an additional 12.3% of the shares outstanding as of December 31, 2025. The liability related to these additional shares is recorded as contingent consideration. Outrigger Re Ltd. is a Bermuda special purpose insurer and segregated accounts company that provides collateralized reinsurance protection on Ark’s Bermuda global property catastrophe excess of loss portfolio. As of December 31, 2025 and 2024, White Mountains owned 100.0% of the preferred equity of its segregated cell, WM Outrigger Re. White Mountains consolidates WM Outrigger Re in its financial statements. See Note 2 — “Significant Transactions.”
The HG Global segment consists of HG Global Ltd. and its wholly-owned subsidiaries (collectively, “HG Global”) and, prior to its deconsolidation on July 1, 2024, the consolidated results of Build America Mutual Assurance Company (“BAM”). See Note 2 — “Significant Transactions.” HG Global was established to fund the startup of BAM and, through its reinsurance subsidiary, HG Re Ltd. (“HG Re”), to provide first-loss reinsurance protection of up to 15%-of-par outstanding for each policy assumed from BAM. HG Global, together with its subsidiaries, funded the initial capitalization of BAM through the purchase of $503.0 million of surplus notes issued by BAM (the “BAM Surplus Notes”). As of December 31, 2025 and 2024, White Mountains owned 96.9% of HG Global’s preferred equity and 88.4% of its common equity.
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
The Kudu segment consists of Kudu Investment Management, LLC and its subsidiaries (collectively, “Kudu”). Kudu provides capital solutions for boutique asset and wealth managers for a variety of purposes including generational ownership transfers, management buyouts, acquisition and growth finance and legacy partner liquidity. Kudu also provides strategic advice to managers from time to time. Kudu’s capital solutions are generally structured as noncontrolling equity interests in the form of revenue and earnings participation contracts (“Participation Contracts”) and designed to generate immediate cash yields. As of December 31, 2025 and 2024, White Mountains owned 91.2% and 90.4% of Kudu’s basic units outstanding (77.9% and 77.0% on a fully-diluted/fully-converted basis, taking account of management’s equity incentives).
The Distinguished segment consists of WM Phoenix Parent, L.P. and its subsidiaries d/b/a Distinguished Programs (collectively, “Distinguished”). Distinguished is a full-service MGA and program administrator for specialty property and casualty insurance. Distinguished places insurance across a diversified portfolio of programs broadly grouped into two verticals. The ScaleCo vertical consists of established programs, primarily focused on real estate and hospitality end markets. The GrowthCo vertical consists of start-up programs, focused on a diversified set of specialty property and casualty insurance products across multiple industries. On behalf of its insurance carrier partners, Distinguished typically manages all aspects of the placement process, including product development, marketing, underwriting and policy issuance. Distinguished earns commissions based on the volume and profitability of the insurance that it places. Distinguished does not retain insurance risk. On September 2, 2025, White Mountains acquired a controlling financial interest in Distinguished. See Note 2 — “Significant Transactions.” As of December 31, 2025, White Mountains owned 55.5% of Distinguished on a basic units outstanding basis (43.6% on a fully-diluted/fully-converted basis, taking account of management’s equity incentives).

White Mountains’s other operations consist of the Company and its wholly-owned subsidiary, White Mountains Capital, LLC (“WM Capital”), its other intermediate holding companies, its wholly-owned investment management subsidiary, White Mountains Advisors LLC (“WM Advisors”), investment assets managed by WM Advisors, its interests in Bamboo Ide8 Insurance Services LLC (“Bamboo MGA”) and its subsidiaries through a special purpose vehicle (the “Bamboo SPV”), MediaAlpha, Inc. (“MediaAlpha”), DavidShield PassportCard Ltd. and its subsidiaries (collectively, “PassportCard/DavidShield”), BroadStreet Partners, Inc. (“BroadStreet”) through a special purpose vehicle (the “BroadStreet SPV”), Elementum Holdings LP (“Elementum”), White Mountains Partners LLC (“WTM Partners”), Enterprise Electric, LLC d/b/a Enterprise Solutions (“Enterprise Solutions”), two special purpose collateralized reinsurance vehicles that provide reinsurance capacity to Bamboo (the “Bamboo CRVs”), certain other consolidated and unconsolidated entities (“Other Operating Businesses”) and certain other assets (collectively, “Other Operations”).

Held for Sale
White Mountains recognizes assets and liabilities classified as held for sale at the lower of carrying value on the date the asset is initially classified as held for sale or fair value less costs to sell. At the time of reclassification to held for sale, White Mountains ceases recognizing depreciation and amortization on assets held for sale.
On December 5, 2025, White Mountains completed the sale of a controlling financial interest in WM Pierce Holdings, Inc. and its subsidiaries, including Bamboo MGA (collectively, the "Bamboo Group"). As a result of the sale, White Mountains deconsolidated the Bamboo Group on December 5, 2025, and Bamboo is no longer a reportable segment. Through December 5, 2025, Bamboo’s results of operations are presented within the Bamboo segment. See Note 2 — “Significant Transactions.” The Bamboo Group’s assets and liabilities have been presented as held for sale as of December 31, 2024. See Note 20 — “Held for Sale.”
Through December 5, 2025, the Bamboo segment consisted of PM Holdings LLC (“Bamboo Holdings”), Bamboo MGA and Ide8 Re, Inc. (the “Bamboo Captive”) (collectively, “Bamboo”). Bamboo is a capital-light, tech- and data-enabled insurance distribution platform providing homeowners’ insurance and related products to the residential property market in California and, beginning in the third quarter of 2025, in Texas. Bamboo operates primarily through Bamboo MGA, its full-service MGA business, where the company manages all aspects of the placement process on behalf of its fronting and reinsurance carrier partners (“Capacity Providers”), including product development, marketing, underwriting, policy issuance and claims oversight, and it earns commissions based on the volume and profitability of the insurance that it places. Bamboo MGA offers both admitted and non-admitted products.

Significant Accounting Policies

Investment Securities
As of December 31, 2025 and 2024, White Mountains’s invested assets consisted of securities and other investments held for general investment purposes. White Mountains’s portfolio of investment securities held for general investment purposes consists of fixed maturity investments, short-term investments, common equity securities, its investment in MediaAlpha and other long-term investments. Short-term investments consist of interest-bearing money market funds, certificates of deposit and other fixed maturity securities, which at the time of purchase, mature or become available for use within one year. Short-term investments are carried at fair value, which approximated amortized or accreted cost as of December 31, 2025 and 2024. Other long-term investments consist primarily of unconsolidated entities, including Kudu’s Participation Contracts, the Bamboo SPV, PassportCard/DavidShield and the BroadStreet SPV, as well as private equity funds and hedge funds, a bank loan fund and Lloyd’s of London (“Lloyd’s”) trust deposits.
White Mountains’s portfolio of fixed maturity investments, including those within short-term investments, are classified as trading securities. Trading securities are reported at fair value as of the balance sheet date. White Mountains’s portfolio of common equity securities, its investment in MediaAlpha and other long-term investments are measured at fair value. White Mountains has generally taken the fair value option for its equity method eligible investments.
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

Foreign Government and Agency Obligations
The fair value of foreign government and agency obligations is determined from a pricing evaluation technique that uses information from data sources in each respective country, including active market makers and inter-dealer brokers. Key inputs include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, local exchange prices, foreign currency exchange rates and reference data including coupon, credit quality ratings, duration and market research publications.

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

Other Long-Term Investments
As of December 31, 2025, $1,814.4 million of White Mountains’s other long-term investments were classified as Level 3 investments in the GAAP fair value hierarchy, including Kudu’s Participation Contracts, the Bamboo SPV, PassportCard/DavidShield and certain other unconsolidated entities. The determination of the fair value of these securities involves significant management judgment, and the use of valuation analyses and assumptions that are inherently subjective and uncertain.
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

Other Long-term Investments - NAV
As of December 31, 2025, $1,110.4 million of White Mountains’s other long-term investments were measured at fair value using NAV as a practical expedient, including the BroadStreet SPV, private equity funds and hedge funds, a bank loan fund, Lloyd’s trust deposits and insurance-linked securities (“ILS”) funds. Investments for which fair value is measured using NAV as a practical expedient are not classified within the fair value hierarchy.
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
As of December 31, 2025, White Mountains holds interest rate cap derivative instruments that do not meet the criteria for hedge accounting. See Note 9 — “Derivatives.”

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

Deferred acquisition costs comprise commission and brokerage fees and taxes which are directly attributable to and vary with the production of business. These costs are deferred and amortized to the extent that they relate to successful contract acquisitions over the applicable premium recognition period as acquisition expenses. Deferred acquisition costs are limited to the amount expected to be recovered from future earned premiums and anticipated investment income. A premium deficiency is recognized if the sum of expected loss and loss adjustment expenses (“LAE”), expected dividends to policyholders, unamortized acquisition costs and maintenance costs exceeds related unearned premiums and anticipated investment income. A premium deficiency is recognized by charging any unamortized acquisition costs to expense to the extent required in order to eliminate the deficiency. If the premium deficiency exceeds unamortized acquisition costs, then a liability is accrued for the excess deficiency.
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

HG Re’s deferred acquisition costs represent the ceding commission paid to BAM. These costs are deferred and amortized to the extent that they relate to successful contract acquisitions over the applicable premium recognition period as acquisition expenses. Deferred acquisition costs are limited to the amount expected to be recovered from future earned premiums and anticipated investment income. A premium deficiency is recognized if the sum of expected loss and LAE, expected dividends to policyholders, unamortized acquisition costs and maintenance costs exceeds related unearned premiums and anticipated investment income. A premium deficiency is recognized by charging any unamortized acquisition costs to expense to the extent required in order to eliminate the deficiency. If the premium deficiency exceeds unamortized acquisition costs, then a liability is accrued for the excess deficiency.
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

Revenue Recognition
Kudu’s revenues are primarily generated from Participation Contracts, which are generally noncontrolling equity interests in revenue and earnings participation contracts with asset and wealth management firms. Kudu’s Participation Contracts are measured at fair value with the change therein recognized within net realized and unrealized investment gains (losses). Distributions from Kudu’s managers are recognized through investment income when Kudu’s right to receive payment has been established and can be reliably measured, which generally occurs on a quarterly basis in accordance with the terms of the Participation Contracts.
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
Distinguished’s revenues consist primarily of commission and fee revenues related to its placement of insurance policies. Commission revenues are measured based on the contractual rates with its insurance carriers, net of any amounts expected to be uncollectible and any amounts associated with expected policy cancellations and adjustments, and are recognized when contractual performance obligations have been fulfilled. Distinguished also earns fee revenues, primarily related to risk management services provided to certain insureds, which are recognized when contractual performance obligations have been fulfilled. Distinguished’s primary contractual performance obligations are generally satisfied upon the issuance of an insurance policy. Distinguished’s premiums, commissions and fees receivable consist of insurance premiums and fees receivable from insureds and commissions receivable from insurance carriers, net of a provision for amounts estimated to be uncollectible and any amounts associated with expected policy cancellations and adjustments. Premiums receivable are collected on behalf of Distinguished’s insurance carriers. Distinguished’s premiums and commissions payable consist of insurance premiums payable to insurance carriers and commissions payable to sub-agents and brokers.
Other Operations recognizes commissions and fee revenues as well as other revenues when it has satisfied its performance obligations. Enterprise Solutions’s revenues consist primarily of construction revenues from specialty electrical contracting services provided to commercial and institutional customers. Enterprise Solutions’s billings are generally based on contractual terms and may not coincide with its progress in a project. Construction revenues, which are presented within other revenues, are recognized over time using the cost-to-cost percentage of completion input method, based on the ratio of contract costs incurred to date compared to total estimated contract costs. Contract costs incurred to date and expected total contract costs are continuously monitored during the term of the contract. Enterprise Solutions records accounts receivable, which are presented within other assets, for amounts billed to the customer, net of a provision for amounts estimated to be uncollectible. If the recognized revenue is greater than the amount billed to the customer, a contract asset is recorded within other assets. Contract assets also include amounts billed under retainage provisions that cannot be collected until the contract work has been completed and approved. If the amount billed to the customer is greater than the recognized revenue, a contract liability is recorded within other liabilities.

Broker Commission Expenses and Cost of Sales
Bamboo’s broker commission expenses consist of commissions paid to sub-agents and brokers. Broker commission expense is measured in accordance with contractual terms and recognized when incurred, which is generally at the policy issuance date.
Distinguished’s broker commission expenses consist of commissions paid to sub-agents and brokers. Broker commission expense is measured in accordance with contractual terms and recognized when incurred, which is generally at the policy issuance date.
Other Operations recognizes cost of sales consisting of salaries and related expenses, professional services and marketing and advertising expenses directly related to sales generation. These expenses are recognized as incurred.

Incentive Compensation
White Mountains’s Long-Term Incentive Plan (the “WTM Incentive Plan”) provides for grants of various types of share-based and non-share-based incentive awards to key employees of White Mountains. Non-share-based awards are recognized over the related service periods based on management’s best estimate of the amounts at which the awards are expected to be paid. Share-based compensation which is typically settled in cash, such as performance shares, is classified as a liability-type award. The compensation cost for liability-classified awards is measured initially at the grant date fair value and remeasured each reporting period until settlement. The compensation cost for equity-classified awards expected to be settled in shares, such as restricted shares, is measured at the original grant date fair value of the award. The compensation cost for all awards is recognized for the vested portion of the awards over the related service periods. See Note 12 — “Employee Share-Based Incentive Compensation Plans.”

Income Taxes
White Mountains has subsidiaries and branches that operate in various jurisdictions around the world and are subject to tax in the jurisdictions in which they operate.  As of December 31, 2025, the primary jurisdictions in which the Company’s subsidiaries and branches operate and were subject to tax include Israel, Luxembourg, the United Kingdom and the United States. Income earned or losses generated by companies outside the United States are generally subject to an overall effective tax rate lower than that imposed by the United States.
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
As of December 31, 2025 and 2024, the right-of-use assets were $51.2 million and $32.6 million, and the lease liabilities were $56.2 million and $35.5 million.

Noncontrolling Interests
Noncontrolling interests consist of the ownership interests of noncontrolling shareholders in consolidated entities. White Mountains has both redeemable and nonredeemable noncontrolling interests. Noncontrolling interests with redemption features that are not within White Mountains’s control are classified as redeemable noncontrolling interests, which are considered temporary equity and presented as mezzanine equity on the balance sheet. Redeemable noncontrolling interests are excluded from White Mountains’s total equity. The redeemable noncontrolling interests relate to Distinguished. Noncontrolling interests that do not have any redemption features are classified as nonredeemable noncontrolling interests, which are considered permanent equity and included in White Mountains’s total equity on the balance sheet. Nonredeemable noncontrolling interests are presented separately from White Mountains’s common shareholders’ equity. See Note 13 — “Common Shareholders’ Equity and Noncontrolling Interests.”
Comprehensive income (loss) is attributable to both redeemable and nonredeemable noncontrolling interests and is presented net of related income taxes in the statements of operations and comprehensive income (loss). In addition, White Mountains recognizes an adjustment to the carrying value of the redeemable noncontrolling interests to the extent that the carrying value is below the redemption value. The adjustment for redeemable noncontrolling interests is recognized through White Mountains’s common shareholders’ equity. When calculating basic and diluted earnings per share, the adjustment for redeemable noncontrolling interests is treated as being akin to a dividend and presented as an adjustment to net income (loss) attributable to White Mountains’s common shareholders.

Foreign Currency Exchange
The functional currencies for White Mountains’s non-U.S. based subsidiaries are measured, in most instances, using currencies other than the U.S. dollar. Net foreign currency exchange gains and losses arising from the translation of functional currencies are generally reported in shareholders’ equity, in accumulated other comprehensive income (loss).
White Mountains also invests in securities denominated in foreign currencies. Assets and liabilities recorded in these foreign currencies are translated into U.S. dollars at exchange rates in effect at the balance sheet date, and revenues and expenses are converted using the weighted average exchange rates for the period.
As of December 31, 2025 and 2024, White Mountains had unrealized foreign currency translation gains (losses) of $0.8 million and $(1.7) million recorded in accumulated other comprehensive income (loss) on its consolidated balance sheet.

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

Business Combinations
White Mountains accounts for purchases of businesses using the acquisition method, which requires the measurement of assets acquired, including other intangible assets, liabilities assumed, including contingent consideration liabilities, and any noncontrolling interests in the acquired entities at their estimated fair values as of the acquisition date. The acquisition date fair values represent management’s best estimates and are based upon established valuation techniques, reasonable assumptions and, where appropriate, valuations performed by independent third parties. In circumstances where additional information is required in order to determine the acquisition date fair value of balance sheet amounts, provisional amounts may be recorded as of the acquisition date and may be subject to subsequent adjustment throughout the measurement period, which is up to one year from the acquisition date. Measurement period adjustments are recognized in the period in which they are determined. The results of operations and cash flows of businesses acquired are included in the consolidated financial statements from the acquisition date. White Mountains accounts for purchases of other intangible assets that do not meet the definition of a business as asset acquisitions. Asset acquisitions are recognized at the amount of consideration paid, which is deemed to equal fair value.

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

Contingent Consideration Liabilities
The consideration for the Ark Transaction included potential future payments to management rollover shareholders, which are payable in a variable number of shares, if and to the extent that White Mountains achieves certain MOIC return thresholds. This additional consideration is generally payable in three equal tranches at MOIC thresholds of 2.0x, 2.5x and 3.0x. If fully earned, these shares would represent an additional 12.3% of the shares outstanding as of December 31, 2025. The liability related to these additional shares is recorded as contingent consideration. Contingent consideration in a business combination that is classified as a liability is measured at fair value on the acquisition date and remeasured to fair value each subsequent reporting period with changes in the fair value recognized through pre-tax income (loss). As a result of the Ark Transaction, White Mountains recognized a contingent consideration liability of $22.5 million as of January 1, 2021. During the years ended December 31, 2025, 2024 and 2023, White Mountains recognized an expense of $173.0 million, $61.3 million and $48.7 million for the change in the fair value of its contingent consideration liability. As of December 31, 2025 and 2024, White Mountains’s contingent consideration liability was $328.3 million and $155.3 million. The contingent consideration liability is a Level 3 measurement.

Recently Adopted Accounting Standards

Income Taxes
White Mountains adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”) effective for its annual disclosures for the year ended December 31, 2025. ASU 2023-09 requires disclosure of disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 was adopted retrospectively, including the recasting of previously reported income tax information. See Note 8 — “Income Taxes.”

Recently Issued Accounting Standards

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

Note 2. Significant Transactions

Bamboo

Bamboo Acquisition
On January 2, 2024, White Mountains acquired a controlling financial interest in Bamboo. White Mountains paid $296.7 million of cash consideration, which included $36.0 million to retire Bamboo’s legacy credit facility and a $20.0 million contribution of primary capital to Bamboo. At closing, White Mountains owned 72.8% of Bamboo on a basic shares outstanding basis (63.7% on a fully-diluted/fully-converted basis, taking account of management’s equity incentives), while Bamboo management owned 16.1% of basic shares outstanding (26.6% on a fully-diluted/fully-converted).
White Mountains recognized total assets acquired related to the Bamboo Transaction of $479.5 million, total liabilities assumed of $91.7 million and noncontrolling interests of $111.1 million reflecting acquisition date fair values. Total assets acquired included $371.4 million of goodwill and other intangible assets. See Note 4 — “Goodwill and Other Intangible Assets.” In connection with the acquisition, White Mountains incurred transaction costs of $4.0 million in Other Operations, of which $0.3 million were expensed in the first quarter of 2024.
Bamboo’s segment revenue and earnings since the acquisition are presented in Note 15 — “Segment Information.”

Bamboo Sale Transaction
On December 5, 2025, White Mountains completed the sale of a controlling financial interest in the Bamboo Group to affiliates of funds advised by CVC Capital Partners (“CVC”), pursuant to the terms of the securities purchase agreement dated October 2, 2025 (the “Bamboo SPA”). Under the terms of the Bamboo SPA, White Mountains sold approximately 77.3% of its equity interest in the Bamboo Group for net cash proceeds at closing of $847.9 million and retained an indirect equity interest valued at $250.0 million (the “Bamboo Sale Transaction”). The proceeds are subject to customary purchase price adjustments. At closing, $3.6 million of proceeds attributable to White Mountains were held in escrow, which are expected to be released in the first half of 2026.
White Mountains reported a net gain of $816.3 million, which was comprised of an $849.3 million net gain on sale of the Bamboo Group, partially offset by $33.0 million of parent compensation costs recorded within general and administrative expenses. White Mountains’s net gain on sale of the Bamboo Group includes $188.6 million attributable to its retained interest in Bamboo based on the allocation of the equity value at closing between the percentage sold and the percentage retained.
White Mountains’s noncontrolling equity interest in the Bamboo SPV is accounted for at fair value in other long-term investments within Other Operations and is valued at $250.0 million as of December 31, 2025 based on the value implied by the Bamboo Sale Transaction. As of December 31, 2025, White Mountains had a 27.9% limited partnership interest in the Bamboo SPV. As of December 31, 2025, on a look-through basis, White Mountains owned 17.2% of the basic units outstanding of Bamboo (14.6% on a fully-diluted/fully-converted basis, taking account of management’s equity incentives).

Distinguished

On September 2, 2025, White Mountains acquired a controlling financial interest in Distinguished (the “Distinguished Transaction”). White Mountains funded the Distinguished Transaction through a combination of cash on hand and new borrowings by Distinguished. White Mountains paid $224.8 million of cash consideration, including a post-closing purchase price adjustment of $0.5 million. In addition, Distinguished borrowed $50.0 million of incremental debt and utilized $6.8 million of cash on hand as part of the transaction. At closing, White Mountains owned 55.5%, inclusive of its 1.7% previously-held interest, of Distinguished on a basic units outstanding basis (43.6% on a fully-diluted/fully-converted basis, taking account of management’s equity incentives). At closing, 4.2% of the basic units outstanding are owned by Distinguished management (24.7% on a fully-diluted/fully-converted basis). As part of the Distinguished Transaction, WM Phoenix GP, LLC, an indirect wholly-owned subsidiary of the Company, became the general partner of Distinguished. As the general partner, White Mountains has control over all activities of Distinguished subject to consent rights held by certain limited partners. As a result, White Mountains will continue to control Distinguished even if its economic interest falls below 50%. See Note 16 — “Variable Interest Entities.”
On September 5, 2028, the third anniversary of the closing of the Distinguished Transaction, certain noncontrolling unitholders will have the option to sell additional units representing 31.4% of Distinguished’s basic units outstanding to White Mountains at the same unit price paid in the Distinguished Transaction less aggregate per unit distributions. Noncontrolling interests with optional redemption features that are not within White Mountains’s control are classified as redeemable noncontrolling interests. See Note 13 — “Common Shareholders’ Equity and Noncontrolling Interests.” In addition, White Mountains will have the parallel option to purchase such units at 1.35 times the unit price paid in the Distinguished Transaction less aggregate per unit distributions. As of December 31, 2025, the redemption value would be $131.5 million if exercised in full.
White Mountains recognized total assets acquired related to the Distinguished Transaction of $743.9 million, including goodwill and other intangible assets of $618.8 million, total liabilities assumed of $249.7 million, redeemable noncontrolling interests of $133.5 million and nonredeemable noncontrolling interests of $73.8 million, reflecting provisional acquisition date fair values. In connection with the acquisition, White Mountains incurred transaction costs of $6.8 million in Other Operations.
The following presents additional details of the net assets acquired as of the September 2, 2025 acquisition date:

Millions	As of September 2, 2025
Short-term investments, at fair value	$78.1
Cash (restricted $0.4)	1.1
Premiums, commissions and fees receivable	34.6
Other assets	11.3
Debt	(100.6)
Premiums and commissions payable	(72.9)
Other liabilities	(52.2)
Net tangible assets acquired (liabilities assumed)	(100.6)

Goodwill	420.6
Other intangible assets	198.2
Deferred tax liabilities related to investment basis differences	(24.0)

Net assets acquired	$494.2

Net tangible assets acquired and the resulting goodwill and other intangible assets were recorded at fair value using Level 3 inputs. The majority of the tangible assets acquired and liabilities assumed were recorded at their carrying values, as their carrying values approximated fair value due to their short-term nature. The fair values of other intangible assets were internally estimated based primarily on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets are expected to generate in the future. White Mountains developed internal estimates for the expected future cash flows and discount rates used in the present value calculations. See Note 4 — “Goodwill and Other Intangible Assets.”
The value of the redeemable noncontrolling interests was recorded at the acquisition date fair value based on the valuation implied in the Distinguished Transaction, adjusted for the value of the embedded put and call rights. The value of the embedded put and call rights was estimated using an option pricing approach, incorporating assumptions for expected volatility, time to exercise, risk-free interest rates and other contractual terms of the instruments.
The value of the nonredeemable noncontrolling interests was recorded at the acquisition date fair value based on the valuation implied in the Distinguished Transaction.
Distinguished’s segment revenues and earnings since acquisition are presented in Note 15 — “Segment Information.”
On November 1, 2025, Distinguished sold a small, non-core ScaleCo program for net proceeds of $33.6 million. Goodwill of $23.6 million and other intangible assets of $9.3 million were attributed to the business sold and derecognized as a result of the sale.

BroadStreet

On July 18, 2025, White Mountains deployed $150.0 million into BroadStreet through the BroadStreet SPV. BroadStreet is an insurance brokerage company with a presence in all 50 U.S. states and ten Canadian provinces. BroadStreet focuses on commercial and personal property & casualty insurance and employee benefits. White Mountains’s noncontrolling equity interest in the BroadStreet SPV is accounted for at fair value using NAV as a practical expedient and is included within other long-term investments. As of December 31, 2025, the fair value of White Mountains’s interest in the BroadStreet SPV was $160.0 million. As of December 31, 2025, White Mountains had a 10.9% limited partnership interest in the BroadStreet SPV and a less than 5% ownership interest in BroadStreet on a look-through basis. See Note 16 — “Variable Interest Entities.”

BAM

On July 1, 2024, HG Re and BAM amended the terms of the FLRT with respect to certain governance rights held by HG Re. As a result, and in combination with other governance changes at BAM, White Mountains concluded that it no longer has the power to direct BAM’s activities that most significantly impact its economic performance and is no longer BAM’s primary beneficiary. Accordingly, effective July 1, 2024, White Mountains no longer consolidates BAM. See Note 16 — “Variable Interest Entities.” Through June 30, 2024, BAM’s results of operations were presented within the HG Global segment.
Upon deconsolidation, the BAM Surplus Notes met the criteria to be accounted for under the fair value option, which White Mountains elected. Accordingly, the BAM Surplus Notes, including accrued interest receivable, were carried at a fair value of $387.4 million as of July 1, 2024 resulting in an unrealized loss on deconsolidation of $114.5 million. See Note 10 — “Municipal Bond Guarantee Reinsurance” for the valuation techniques and inputs utilized to determine the fair value of the BAM Surplus Notes.

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
White Mountains owns 100% of the preference shares linked to its segregated account, WM Outrigger Re. White Mountains consolidates WM Outrigger Re’s results in its financial statements. WM Outrigger Re’s quota share reinsurance agreement with GAIL eliminates in White Mountains’s consolidated financial statements. See Note 16 — “Variable Interest Entities.”
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
During the fourth quarter of 2025, Ark renewed Outrigger Re Ltd. for the 2026 underwriting year with $70.0 million of capital. The reduced capacity at Outrigger Re Ltd. was replaced by Ark through traditional quota share reinsurance agreements. The capital was provided entirely by third-party investors excluding White Mountains. During the year ended December 31, 2025, White Mountains received net distributions of $9.5 million from WM Outrigger Re, related primarily to reinsurance profits for the 2024 underwriting year. In January 2026, White Mountains received a distribution of $127.7 million, which included a net return of capital related to its non-renewal for the 2026 underwriting year.
As of December 31, 2025 and 2024, investments of $245.7 million and $203.7 million were held in a collateral trust account required to be maintained in relation to WM Outrigger Re’s reinsurance agreement with GAIL.

Enterprise Solutions

On April 1, 2025, White Mountains acquired a controlling financial interest in Enterprise Solutions (the “Enterprise Solutions Transaction”). Enterprise Solutions provides specialty electrical contracting services to commercial and institutional customers. White Mountains funded the Enterprise Solutions Transaction through a combination of cash on hand and new borrowings by Enterprise Solutions. White Mountains paid $58.3 million of cash consideration, which included a post-acquisition contribution of $1.5 million, and Enterprise Solutions borrowed $15.0 million in new debt as part of the transaction. At closing, White Mountains owned 65.5% of Enterprise Solutions on a basic units outstanding basis (59.0% on a fully-diluted/fully-converted basis, taking account of management’s equity incentives). This is the first acquisition by WTM Partners.
White Mountains recognized total assets acquired related to Enterprise Solutions of $176.4 million, total liabilities assumed of $74.4 million and noncontrolling interests of $30.6 million, reflecting provisional acquisition date fair values. Total assets acquired included $57.7 million of goodwill and $37.6 million of other intangible assets, reflecting provisional acquisition date fair values. In connection with the acquisition, White Mountains incurred transaction costs of $3.0 million in Other Operations.

Unaudited Supplemental Pro Forma Information

White Mountains’s unaudited pro forma revenues were $3,891.4 million and $2,558.8 million for the years ended December 31, 2025 and 2024, which include revenues from Distinguished and Enterprise Solutions as if the acquisitions had occurred on January 1, 2024. The pro forma revenues are presented for comparative purposes only and are not necessarily indicative of the operating results that White Mountains would have recognized had the acquisitions actually been completed on January 1, 2024. The pro forma revenues have been calculated after applying White Mountains’s accounting policies and do not include any material, nonrecurring pro forma adjustments. Impacts to White Mountains’s unaudited pro forma earnings were not material to the amounts previously reported.

Note 3. Investment Securities

White Mountains’s portfolio of investment securities held for general investment purposes consists of fixed maturity investments, short-term investments, common equity securities, its investment in MediaAlpha and other long-term investments. White Mountains’s portfolio of fixed maturity investments, including those within short-term investments, is classified as trading securities. Trading securities are reported at fair value as of the balance sheet date. Short-term investments also include interest-bearing money market funds and certificates of deposit that are carried at fair value. White Mountains’s portfolio of common equity securities, its investment in MediaAlpha and other long-term investments are measured at fair value. Other long-term investments consist primarily of unconsolidated entities, including Kudu’s Participation Contracts, the Bamboo SPV, PassportCard/DavidShield and the BroadStreet SPV, as well as private equity funds and hedge funds, a bank loan fund and Lloyd’s trust deposits. White Mountains has generally taken the fair value option for its equity method eligible investments. See Note 17 — “Equity Method Eligible Investments.” Net realized and unrealized investment gains (losses) are reported in pre-tax revenues.
Effective December 5, 2025, White Mountains no longer consolidates Bamboo. Through December 5, 2025, White Mountains’s consolidated financial statements included Bamboo’s investment results. Effective July 1, 2024, White Mountains no longer consolidates BAM. Through June 30, 2024, White Mountains’s consolidated financial statements included BAM’s investment results. See Note 2 — “Significant Transactions.”
White Mountains’s portfolio of investment securities includes investments classified as assets held for sale. See Note 20 — “Held for Sale.”

Net Investment Income

White Mountains’s net investment income is comprised primarily of interest income associated with White Mountains’s fixed maturity investments and short-term investments, dividend income from common equity securities and distributions from other long-term investments.
The following table presents pre-tax net investment income for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
Millions	2025	2024	2023
Fixed maturity investments	$111.8	$93.2	$64.4
Short-term investments	47.8	56.6	52.0
Common equity securities	.6	2.5	4.1
Other long-term investments	90.4	77.9	76.1
Total investment income	250.6	230.2	196.6
Third-party investment expenses	(2.6)	(2.8)	(2.4)
Net investment income, pre-tax	$248.0	$227.4	$194.2

Net Realized and Unrealized Investment Gains (Losses)

The following table presents net realized and unrealized investment gains (losses) for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
Millions	2025	2024	2023
Realized investment gains (losses)
Fixed maturity investments	$.8	$(10.1)	$(4.7)
Short-term investments	.5	(1.2)	(.2)
Common equity securities	67.7	3.5	29.5
Investment in MediaAlpha	—	91.2	—
Other long-term investments	42.5	34.6	72.2
Net realized investment gains (losses)	111.5	118.0	96.8

Unrealized investment gains (losses)
Fixed maturity investments	53.9	3.9	66.1
Short-term investments	.5	(.8)	1.9
Common equity securities	(14.2)	58.1	47.1
Investment in MediaAlpha	29.6	(53.2)	27.1
Other long-term investments	180.2	58.9	195.2
Net unrealized investment gains (losses)	250.0	66.9	337.4
Net realized and unrealized investment gains (losses) (1)	$361.5	$184.9	$434.2

Fixed maturity and short-term investments
Net realized and unrealized investment gains (losses)	$55.7	$(8.2)	$63.1
Less: net realized and unrealized gains (losses) on investment securities sold during the period	5.7	.9	4.7
Net unrealized investment gains (losses) recognized during the period on investment securities held at the end of the period	$50.0	$(9.1)	$58.4

Common equity securities and investment in MediaAlpha
Net realized and unrealized investment gains (losses) on common equity securities	$53.5	$61.6	$76.6
Net realized and unrealized investment gains (losses) from investment in MediaAlpha	29.6	38.0	27.1
Total net realized and unrealized investment gains (losses)	83.1	99.6	103.7
Less: net realized and unrealized gains (losses) on investment securities sold during the period	6.4	35.4	28.4
Net unrealized investment gains (losses) recognized during the period on investment securities held at the end of the period	$76.7	$64.2	$75.3
(1) For 2025, 2024 and 2023, includes $37.1, $(31.5) and $13.6 of net realized and unrealized investment gains (losses) related to foreign currency exchange.

For the years ended December 31, 2025, 2024 and 2023, all of White Mountains’s net realized and unrealized investment gains (losses) were recorded in the consolidated statements of operations. There were no investment gains (losses) recorded in other comprehensive income.
White Mountains recognized gross realized investment gains of $117.1 million, $139.1 million and $113.7 million and gross realized investment losses of $5.6 million, $21.1 million and $16.9 million on sales of investment securities for the years ending December 31, 2025, 2024 and 2023.

The following table presents total net unrealized gains (losses) attributable to Level 3 investments for the years ended December 31, 2025, 2024 and 2023 for investments still held at the end of the period:

	Year Ended December 31,
Millions	2025	2024	2023
Total net unrealized investment gains recognized during the period on Level 3 investments held at the end of period	$127.7	$57.2	$133.9

Proceeds from the sales and maturities of investments, excluding short-term investments, totaled $1.4 billion, $1.2 billion and $0.8 billion for the years ended December 31, 2025, 2024 and 2023.

Investment Holdings

The following tables present the cost or amortized cost, gross unrealized investment gains (losses), net foreign currency gains (losses) and carrying value of White Mountains’s fixed maturity investments as of December 31, 2025 and 2024:

	December 31, 2025
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Foreign Currency Gains (Losses)	Carrying Value
U.S. Government and agency obligations	$459.7	$1.3	$(.7)	$—	$460.3
Debt securities issued by corporations	1,534.9	13.5	(11.5)	.8	1,537.7
Mortgage and asset-backed securities	405.1	4.2	(16.3)	—	393.0
Collateralized loan obligations	343.9	.8	(.1)	2.4	347.0
Foreign government and agency obligations	31.2	—	(.1)	1.4	32.5
Total fixed maturity investments	$2,774.8	$19.8	$(28.7)	$4.6	$2,770.5

	December 31, 2024
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Foreign Currency Gains (Losses)	Carrying Value
U.S. Government and agency obligations	$461.8	$1.1	$(.8)	$—	$462.1
Debt securities issued by corporations	1,444.5	4.6	(31.4)	(3.5)	1,414.2
Municipal obligations	3.2	—	—	—	3.2
Mortgage and asset-backed securities	400.2	.2	(26.5)	—	373.9
Collateralized loan obligations	237.3	1.2	(.2)	(1.6)	236.7
Foreign government and agency obligations	22.2	—	(.1)	(.6)	21.5
Total fixed maturity investments	$2,569.2	$7.1	$(59.0)	$(5.7)	$2,511.6

The weighted average duration of White Mountains’s fixed income portfolio, including short-term investments, was 1.5 years and 1.9 years as of December 31, 2025 and 2024. Excluding short-term investments, the weighted average duration of White Mountains’s fixed income portfolio was 2.5 years and 2.6 years as of December 31, 2025 and 2024.
The following table presents the cost or amortized cost and carrying value of White Mountains’s fixed maturity investments by contractual maturity as of December 31, 2025 and 2024. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without penalties.

	December 31, 2025		December 31, 2024
Millions	Cost or Amortized Cost	Carrying Value	Cost or Amortized Cost	Carrying Value
Due in one year or less	$455.3	$455.2	$205.8	$203.9
Due after one year through five years	1,349.8	1,354.1	1,494.5	1,478.7
Due after five years through ten years	199.0	199.3	206.1	193.2
Due after ten years	21.7	21.9	25.3	25.2
Mortgage and asset-backed securities and collateralized loan obligations	749.0	740.0	637.5	610.6
Total fixed maturity investments	$2,774.8	$2,770.5	$2,569.2	$2,511.6

The following tables present the cost or amortized cost, gross unrealized investment gains (losses), net foreign currency gains (losses) and carrying value of common equity securities, White Mountains’s investment in MediaAlpha and other long-term investments as of December 31, 2025 and 2024:

	December 31, 2025
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Foreign Currency Gains (Losses)	Carrying Value
Common equity securities	$384.3	$99.9	$—	$(1.2)	$483.0
Investment in MediaAlpha	$59.2	$172.0	$—	$—	$231.2
Other long-term investments	$2,378.8	$712.6	$(123.1)	$(9.8)	$2,958.5

	December 31, 2024
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Foreign Currency Gains (Losses)	Carrying Value
Common equity securities	$537.0	$120.4	$—	$(7.4)	$650.0
Investment in MediaAlpha	$59.2	$142.4	$—	$—	$201.6
Other long-term investments	$1,748.7	$546.4	$(116.7)	$(28.2)	$2,150.2

Fair Value Measurements by Level
The following tables present White Mountains’s fair value measurements for investments as of December 31, 2025 and 2024 by level. See Note 1 — “Basis of Presentation and Significant Accounting Policies.” The major security types were based on the legal form of the securities. White Mountains has disaggregated its fixed maturity investments based on the issuing entity type, which impacts credit quality, with debt securities issued by U.S. government entities carrying minimal credit risk, while the credit and other risks associated with other issuers, such as corporations, foreign governments and agencies, municipalities, entities issuing mortgage and asset-backed securities or entities issuing collateralized loan obligations vary depending on the nature of the issuing entity type. White Mountains further disaggregates debt securities issued by corporations by industry sector because investors often reference commonly used benchmarks and their subsectors to monitor risk and performance. Accordingly, White Mountains has further disaggregated this asset class into subclasses based on the similar sectors and industry classifications it uses to evaluate investment risk and performance against commonly used benchmarks, such as the Bloomberg U.S. Intermediate Aggregate Index.

	December 31, 2025
Millions	Fair Value	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. Government and agency obligations	$460.3	$460.3	$—	$—

Debt securities issued by corporations:
Financials	531.5	—	531.5	—
Consumer	306.2	—	306.2	—
Industrial	150.0	—	150.0	—
Healthcare	146.1	—	146.1	—
Technology	98.4	—	98.4	—
Utilities	90.4	—	90.4	—
Materials	78.7	—	78.7	—
Communications	76.3	—	76.3	—
Energy	60.1	—	60.1	—
Total debt securities issued by corporations	1,537.7	—	1,537.7	—

Mortgage and asset-backed securities	393.0	—	393.0	—
Collateralized loan obligations	347.0	—	347.0	—
Foreign government and agency obligations	32.5	—	32.5	—
Total fixed maturity investments	2,770.5	460.3	2,310.2	—

Short-term investments	1,881.7	1,871.7	10.0	—
Common equity securities:

Exchange-traded funds	30.7	30.7	—	—
Other (1)	452.3	—	452.3	—
Total common equity securities	483.0	30.7	452.3	—
Investment in MediaAlpha	231.2	231.2	—	—

Other long-term investments	1,848.1	—	33.7	1,814.4
Other long-term investments — NAV (2)	1,110.4	—	—	—
Total other long-term investments	2,958.5	—	33.7	1,814.4
Total investments	$8,324.9	$2,593.9	$2,806.2	$1,814.4
(1) Consists of investments in listed funds that predominantly invest in international equities.
(2) Consists of investments in the BroadStreet SPV, private equity funds and hedge funds, a bank loan fund, Lloyd’s trust deposits and ILS funds for which fair value is measured using NAV as a practical expedient. Investments for which fair value is measured at NAV are not classified within the fair value hierarchy.

	December 31, 2024
Millions	Fair Value	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. Government and agency obligations	$462.1	$461.3	$.8	$—

Debt securities issued by corporations:
Financials	466.7	—	466.7	—
Consumer	255.2	—	255.2	—
Industrial	164.4	—	164.4	—
Healthcare	153.1	—	153.1	—
Technology	113.8	—	113.8	—
Utilities	60.9	—	60.9	—
Materials	65.7	—	65.7	—
Communications	71.6	—	71.6	—
Energy	62.8	—	62.8	—
Total debt securities issued by corporations	1,414.2	—	1,414.2	—

Municipal obligations	3.2	—	3.2	—
Mortgage and asset-backed securities	373.9	—	373.9	—
Collateralized loan obligations	236.7	—	236.7	—
Foreign government and agency obligations	21.5	—	21.5	—
Total fixed maturity investments	2,511.6	461.3	2,050.3	—

Short-term investments	964.2	951.1	13.1	—
Common equity securities:

Exchange-traded funds	224.6	224.6	—	—
Other (1)	425.4	—	425.4	—
Total common equity securities	650.0	224.6	425.4	—
Investment in MediaAlpha	201.6	201.6	—	—

Other long-term investments	1,286.2	—	23.5	1,262.7
Other long-term investments — NAV (2)	864.0	—	—	—
Total other long-term investments	2,150.2	—	23.5	1,262.7
Total investments	$6,477.6	$1,838.6	$2,512.3	$1,262.7
(1) Consists of investments in listed funds that predominantly invest in international equities.
(2) Consists of investments in private equity funds and hedge funds, a bank loan fund, Lloyd’s trust deposits and ILS funds for which fair value is measured using NAV as a practical expedient. Investments for which fair value is measured at NAV are not classified within the fair value hierarchy.

Investments Held on Deposit or as Collateral

Lloyd’s trust deposits are generally required of Lloyd's syndicates to protect policyholders in non-U.K. markets and are pledged into Lloyd’s trust accounts to provide a portion of the capital needed to support obligations at Lloyd’s. As of December 31, 2025 and 2024, Ark held Lloyd’s trust deposits with a fair value of $180.4 million and $149.9 million.
The underwriting capacity of a member of Lloyd’s must be supported by providing a deposit (“Funds at Lloyd’s”) in the form of cash, securities or letters of credit in an amount determined by Lloyd’s. The amount of such deposit is calculated for each member through an annual capital adequacy determination by Lloyd’s. As of December 31, 2025 and 2024, the fair value of Ark’s Funds at Lloyd’s cash and investment deposits totaled $361.6 million and $361.5 million.
As of December 31, 2025 and 2024, Ark held additional investments on deposit or as collateral for insurance regulators and reinsurance counterparties of $257.2 million and $226.5 million.
As of December 31, 2025 and 2024, investments of $245.7 million and $203.7 million were held in a collateral trust account required to be maintained in relation to WM Outrigger Re’s reinsurance agreement with GAIL.
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
As of December 31, 2025 and 2024, investments of $25.7 million and $46.7 million were held as collateral required to be maintained in relation to the Bamboo CRVs’ reinsurance agreements.
As of December 31, 2025, investments of $56.8 million were held on deposit, primarily related to amounts held on behalf of Distinguished’s insurance carrier partners and certain insureds.

Debt Securities Issued by Corporations

The following table presents the fair values for credit ratings of debt securities issued by corporations held in White Mountains’s investment portfolio as of December 31, 2025 and 2024:

	December 31,
Millions	2025	2024
AAA	$7.8	$14.6
AA	89.9	91.2
A	711.7	607.2
BBB	716.9	688.7
BB	3.2	5.4
Other	8.2	7.1
Debt securities issued by corporations (1)	$1,537.7	$1,414.2
(1) Credit ratings are based upon issuer credit ratings provided by Standard & Poor’s Financial Services LLC (“Standard & Poor’s”), or if unrated by Standard & Poor’s, long-term obligation ratings provided by Moody’s Investor Service, Inc.

Mortgage and Asset-backed Securities and Collateralized Loan Obligations

The following table presents the fair value of White Mountains’s mortgage and asset-backed securities and collateralized loan obligations as of December 31, 2025 and 2024:

	December 31, 2025			December 31, 2024
Millions	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
Mortgage-backed securities:
Agency:
FNMA	$192.1	$192.1	$—	$198.3	$198.3	$—
FHLMC	141.3	141.3	—	147.1	147.1	—
GNMA	20.6	20.6	—	24.2	24.2	—
Total agency (1)	354.0	354.0	—	369.6	369.6	—
Non-agency: Commercial	—	—	—	.4	.4	—
Total non-agency	—	—	—	.4	.4	—
Total mortgage-backed securities	354.0	354.0	—	370.0	370.0	—
Other asset-backed securities:
Vehicle receivables	21.9	21.9	—	1.7	1.7	—
Credit card receivables	14.0	14.0	—	.2	.2	—
Other	3.1	3.1	—	2.0	2.0	—
Total other asset-backed securities	39.0	39.0	—	3.9	3.9	—
Total mortgage and asset-backed securities	393.0	393.0	—	373.9	373.9	—
Collateralized loan obligations	347.0	347.0	—	236.7	236.7	—
Total mortgage and asset-backed securities and collateralized loan obligations	$740.0	$740.0	$—	$610.6	$610.6	$—
(1) Represents publicly traded mortgage-backed securities which carry the full faith and credit guarantee of the U.S. Government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

As of December 31, 2025 and 2024, White Mountains’s investment portfolio included $347.0 million and $236.7 million of collateralized loan obligations that are within the senior tranches of their respective fund securitization structures. All of White Mountains’s collateral loan obligations were rated AAA or AA as of December 31, 2025 and 2024.

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
As of December 31, 2025, White Mountains owned 17.9 million shares of MediaAlpha, representing a 27.4% basic ownership interest based on the total class A and class B common shares outstanding in MediaAlpha’s Report on Form 10-Q dated October 29, 2025. At White Mountains’s December 31, 2025 level of ownership, each $1.00 per share increase or decrease in the share price of MediaAlpha will result in an approximate $7.00 per share increase or decrease in White Mountains’s book value per share. At the December 31, 2025 share price of $12.95, the fair value of White Mountains’s investment in MediaAlpha was $231.2 million. As of December 31, 2024, White Mountains owned 17.9 million shares of MediaAlpha, representing a 26.6% basic ownership interest. At the December 31, 2024 share price of $11.29, the fair value of White Mountains’s investment in MediaAlpha was $201.6 million.

Other Long-Term Investments

The following tables present the carrying values of White Mountains’s other long-term investments by reportable segment as of December 31, 2025 and 2024:

	Fair Value as of December 31, 2025
Millions	Ark/WM Outrigger	Kudu	Other	Total
Kudu’s Participation Contracts	$—	$1,285.0	$—	$1,285.0
Bamboo SPV	—	—	250.0	250.0
PassportCard/DavidShield	—	—	170.0	170.0
BroadStreet SPV	—	—	160.0	160.0
Elementum	—	—	35.0	35.0
Other unconsolidated entities (1)	—	—	73.7	73.7
Total unconsolidated entities	—	1,285.0	688.7	1,973.7
Private equity funds and hedge funds	167.1	—	228.1	395.2
Bank loan fund	308.5	—	—	308.5
Lloyd’s trust deposits	180.4	—	—	180.4
ILS funds	—	—	50.1	50.1
Private debt instruments	—	6.4	10.5	16.9
Other	33.7	—	—	33.7
Total other long-term investments	$689.7	$1,291.4	$977.4	$2,958.5
(1) Includes White Mountains’s noncontrolling equity interests in certain preferred securities, private equity securities and limited liability company units.

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
(1) Includes White Mountains’s noncontrolling equity interests in certain preferred securities, limited liability company units, limited partnership units and Simple Agreement for Future Equity (“SAFE”) investments.

Private Equity Funds and Hedge Funds
White Mountains invests in private equity funds and hedge funds, which are included in other long-term investments. The fair value of these investments is generally estimated using the NAV of the funds. As of December 31, 2025, White Mountains held investments in seventeen private equity funds and two hedge funds.  The largest investment in a single private equity fund or hedge fund was $110.6 million and $59.2 million as of December 31, 2025 and 2024.
The following table presents the fair value of investments and unfunded commitments in private equity funds and hedge funds by investment objective and sector as of December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
Millions	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments

Private equity funds
Aerospace/Defense/Government	$144.0	$39.9	$152.4	$49.3
Financial services	104.2	23.7	93.4	32.0
Real estate	3.0	2.2	3.7	2.4
Total private equity funds	251.2	65.8	249.5	83.7

Hedge funds
Long/short all cap global	110.6	—	51.9	—
Long/short equity financials and business services	33.4	—	59.2	—
Total hedge funds	144.0	—	111.1	—
Total private equity funds and hedge funds	$395.2	$65.8	$360.6	$83.7

Investments in private equity funds are generally subject to a lock-up period during which investors may not request a redemption. Distributions prior to the expected termination date of the fund may be limited to dividends or proceeds arising from the liquidation of the fund’s underlying investments. In addition, certain private equity funds have the option to extend the lock-up period.
The following table presents investments in private equity funds that were subject to lock-up periods as of December 31, 2025:

Millions	1 – 3 years	3 – 5 years	5 – 10 years	>10 years	Total
Private equity funds — expected lock-up period remaining	$57.2	$8.0	$161.7	$24.3	$251.2

Investors in private equity funds are generally subject to indemnification obligations outside of the capital commitment period and prior to the winding up of the fund. As of December 31, 2025 and 2024, White Mountains is not aware of any indemnification claims relating to its investments in private equity funds.
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

Bank Loan Fund
White Mountains’s other long-term investments include a bank loan fund with a fair value of $308.5 million and $264.7 million as of December 31, 2025 and 2024. The fair value of this investment is estimated using the NAV of the fund. The bank loan fund’s investment objective is to provide, on an unleveraged basis, high current income consistent with preservation of capital and low duration. The bank loan fund primarily invests in a broad portfolio of U.S. dollar-denominated, non-investment grade, floating-rate senior secured loans and may invest in other financial instruments, such as secured and unsecured corporate debt, credit default swaps, reverse repurchase agreements, synthetic indices and cash and cash equivalents.
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

Lloyd’s Trust Deposits
White Mountains’s other long-term investments include Lloyd’s trust deposits, which consist of non-U.K. deposits and Canadian comingled pooled funds. The Lloyd’s trust deposits invest primarily in short-term government securities, agency securities and corporate bonds held in trusts that are managed by Lloyd's of London. These investments are generally required of Lloyd's syndicates to protect policyholders in non-U.K. markets and are pledged into Lloyd’s trust accounts to provide a portion of the capital needed to support obligations at Lloyd’s. The fair value of the Lloyd’s trust deposits is generally estimated using the NAV of the funds. As of December 31, 2025 and 2024, White Mountains held Lloyd’s trust deposits with a fair value of $180.4 million and $149.9 million.

ILS Funds
White Mountains’s other long-term investments include ILS fund investments. The fair value of these investments is generally estimated using the NAV of the funds. As of December 31, 2025 and 2024, White Mountains held investments in ILS funds with a fair value of $50.1 million and $74.0 million.
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

Infrastructure Fund
In 2025, Ark made a $100.0 million commitment to invest in an open-ended pooled investment fund focused on making equity investments in essential service infrastructure assets. The fund has a 4-year lock-up period, subject to the discretion of the manager. Redemptions of all or a portion of the fund are allowable semi-annually with a 90-day written notice. Ark anticipates that the initial capital call will occur in the second quarter of 2026.

Rollforward of Level 3 Investments

Level 3 measurements as of December 31, 2025 and 2024 consist of securities for which the estimated fair value has not been determined based upon quoted market price inputs for identical or similar securities. The following table presents the changes in White Mountains’s fair value measurements for Level 3 investments for the years ended December 31, 2025 and 2024:

Level 3 Investments
Other Long-term Investments
Millions	December 31, 2025	December 31, 2024
Beginning balance	$1,262.7	$1,138.2
Net realized and unrealized gains	141.0	54.4
Purchases and contributions	202.2	111.5
Effect of Bamboo Sale Transaction (1)	250.0	—
Effect of Distinguished Transaction (1)	(7.1)	—
Sales and distributions	(34.4)	(41.4)
Transfers in	—	—
Transfers out	—	—
Ending balance	$1,814.4	$1,262.7
(1) See Note 2 — “Significant Transactions.”

Significant Unobservable Inputs

The following tables present significant unobservable inputs used in estimating the fair value of White Mountains’s other long-term investments, classified within Level 3 as of December 31, 2025 and 2024. The tables below exclude $250.4 million and $23.4 million of Level 3 other long-term investments generally valued based on recent or expected transaction prices. As of December 31, 2025, the Bamboo SPV was measured at fair value based on the value implied in the Bamboo Sale Transaction. See Note 2 — “Significant Transactions.” The fair value of investments in the BroadStreet SPV, private equity funds and hedge funds, bank loan funds, Lloyd’s trust deposits and ILS funds are generally estimated using NAV. Investments for which fair value is measured at NAV are not classified within the fair value hierarchy.

$ in Millions	December 31, 2025
Description	Valuation Technique(s) (1)	Fair Value (2)	Unobservable Inputs
			Discount Rate (5)	Terminal Cash Flow Exit Multiple (x) or Terminal Revenue Growth Rate (%) (5)
Kudu’s Participation Contracts (3) (4)	Discounted cash flow	$1,285.0	16% - 25%	7x - 22x
PassportCard/DavidShield	Discounted cash flow	$170.0	24%	4%
Elementum	Discounted cash flow	$35.0	22%	3%
Preferred securities	Discounted cash flow	$35.6	8%	N/A
Private equity securities	Discounted cash flow	$21.9	35%	4%
Private debt instruments	Discounted cash flow	$16.5	11% - 12%	N/A
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
(4) In 2025, Kudu contributed $201.7 into new and existing Participation Contracts.
(5) Increases (decreases) to the discount rates in isolation would result in lower (higher) fair value measurements, while increases (decreases) to the terminal cash flow exit multiples or terminal revenue growth rates in isolation would result in higher (lower) fair value measurements.

$ in Millions	December 31, 2024
Description	Valuation Technique(s) (1)	Fair Value (2)	Unobservable Inputs
			Discount Rate (5)	Terminal Cash Flow Exit Multiple (x) or Terminal Revenue Growth Rate (%) (5)
Kudu’s Participation Contracts (3) (4)	Discounted cash flow	$1,008.4	17% - 25%	7x - 22x
PassportCard/DavidShield	Discounted cash flow	$150.0	24%	4%
Elementum	Discounted cash flow	$35.0	22%	4%
Preferred securities	Discounted cash flow	$31.4	9%	N/A
Private debt instruments	Discounted cash flow	$14.5	11% - 12%	N/A
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
(4) In 2024, Kudu contributed $103.5 into new and existing Participation Contracts.
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
The following table presents the economic life, acquisition date fair value, accumulated amortization and net carrying value for goodwill and other intangible assets as of December 31, 2025 and 2024:

$ in Millions	Weighted Average Economic Life (in years)	December 31, 2025				December 31, 2024
		Acquisition Date Fair Value	Accumulated Amortization	Impairments (3)	Net Carrying Value	Acquisition Date Fair Value	Accumulated Amortization	Net Carrying Value
Goodwill:
Ark	N/A	$116.8	$—	$—	$116.8	$116.8	$—	$116.8
Kudu	N/A	7.6	—	—	7.6	7.6	—	7.6
Bamboo (1)	N/A	—	—	—	—	270.4	—	270.4
Distinguished (2)	N/A	396.7	—	—	396.7	—	—	—
Other Operations	N/A	102.1	—	9.1	93.0	44.4	—	44.4
Total goodwill		623.2	—	9.1	614.1	439.2	—	439.2
Other intangible assets:
Ark
Underwriting capacity	N/A	175.7	—	—	175.7	175.7	—	175.7
Kudu
Trade names	7.0	2.2	2.1	—	.1	2.2	1.8	.4
Bamboo (1)
Trade names	N/A	—	—	—	—	23.5	2.3	21.2
Agency relationships	N/A	—	—	—	—	72.4	12.1	60.3
Developed technology	N/A	—	—	—	—	4.7	1.6	3.1
Other	N/A	—	—	—	—	.4	.4	—
Subtotal		—	—	—	—	101.0	16.4	84.6
Distinguished (2)
Trade names	10.0	24.3	.8	—	23.5	—	—	—
Agency relationships	8.0	127.9	2.0	—	125.9	—	—	—
Developed technology	5.0	36.6	5.0	—	31.6	—	—	—
Subtotal		188.8	7.8	—	181.0	—	—	—
Other Operations (2)
Trade names	11.7	22.4	7.7	.2	14.5	13.3	5.6	7.7
Customer relationships	8.8	53.3	19.4	.3	33.6	24.8	13.6	11.2
Other	11.8	3.1	1.9	—	1.2	3.1	1.6	1.5
Subtotal		78.8	29.0	.5	49.3	41.2	20.8	20.4
Total other intangible assets		445.5	38.9	.5	406.1	320.1	39.0	281.1
Total goodwill and other intangible assets		$1,068.7	$38.9	$9.6	$1,020.2	$759.3	$39.0	$720.3
(1) Goodwill and other intangible assets associated with Bamboo were disposed of in connection with the Bamboo Sale Transaction. See Note 2 — “Significant Transactions.”
(2) The relative fair values of goodwill and other intangible assets recognized in connection with the Distinguished Transaction and the Enterprise Solutions Transaction have not yet been finalized. See Note 2 — “Significant Transactions.”
(3) Impairment is related to an Other Operating Business.

Rollforward of Goodwill and Other Intangible Assets

The following table presents the change in goodwill and other intangible assets for the years ended December 31, 2025 and 2024:

	December 31, 2025			December 31, 2024
Millions	Goodwill	Other Intangible Assets	Total Goodwill and Other Intangible Assets	Goodwill	Other Intangible Assets	Total Goodwill and Other Intangible Assets
Beginning balance	$439.2	$281.1	$720.3	$168.8	$201.8	$370.6
Acquisitions of businesses (1)	690.8	—	690.8	270.4	101.0	371.4
Acquisitions of intangible assets (2)	—	—	—	—	.3	.3
Measurement period adjustments (3)	23.1	—	23.1	—	—	—
Attribution of acquisition date fair value estimates between goodwill and other intangible assets (1)	(235.6)	235.6	—	—	—	—
Amortization	—	(28.4)	(28.4)	—	(22.0)	(22.0)
Impairments (4)	(9.1)	(.5)	(9.6)	—	—	—
Dispositions (5)	(294.3)	(81.7)	(376.0)	—	—	—
Ending balance	$614.1	$406.1	$1,020.2	$439.2	$281.1	$720.3
(1) During 2025, amounts relate to the Distinguished Transaction and the Enterprise Solutions Transaction. The relative fair values of goodwill and other intangible assets recognized in connection with the Distinguished Transaction and the Enterprise Solutions Transaction have not yet been finalized. During 2024, amounts relate to the acquisition of Bamboo. See Note 2 — “Significant Transactions.”
(2) Relates to acquisitions within Other Operations.
(3) Measurement period adjustments relate to updated information about acquisition date fair values of assets acquired and liabilities assumed. Adjustments relate to the Distinguished Transaction and the Enterprise Solutions Transaction.
(4) Impairment is related to an Other Operating Business.
(5) Relates to the Bamboo Sale Transaction and the sale of a small, non-core ScaleCo program at Distinguished. See Note 2 — “Significant Transactions.”

During the year ended December 31, 2025, White Mountains recognized an impairment of goodwill of $9.1 million and other intangible assets of $0.5 million related to an Other Operating Business. Impairment charges are presented within general and administrative expenses on the statement of operations.
During the year ended December 31, 2024, White Mountains did not recognize any impairments to goodwill and other intangible assets.

Amortization of Other Intangible Assets

Amortization expense was $28.4 million, $22.0 million and $7.2 million for the years ended December 31, 2025, 2024 and 2023.
The following table presents a schedule of White Mountains’s future amortization expense as of December 31, 2025:

Millions	Amortization Expense
2026	$35.5
2027	34.1
2028	33.2
2029	32.8
2030	29.3
2031 and years after	65.5
Total (1)	$230.4
(1) Excludes Ark’s indefinite-lived intangible assets of $175.7.

Note 5.  Loss and Loss Adjustment Expense Reserves

Loss and LAE reserves are typically comprised of case reserves for claims reported and reserves for losses that have occurred but for which claims have not yet been reported, referred to as IBNR reserves. IBNR reserves include a provision for expected future development on case reserves. Case reserves are estimated based on the experience and knowledge of claims staff regarding the nature and potential cost of each claim and are adjusted as additional information becomes known or payments are made. IBNR reserves are derived by subtracting paid loss and LAE and case reserves from estimates of ultimate loss and LAE. Actuaries estimate ultimate loss and LAE using various generally accepted actuarial methods applied to known losses and other relevant information. Like case reserves, IBNR reserves are adjusted as additional information becomes known or payments are made. Below is a discussion of White Mountains’s loss and LAE reserves related to the Ark/WM Outrigger, HG Global and Bamboo segments as well as Other Operations.

Ark/WM Outrigger

Ark establishes loss and LAE reserves that are estimates of amounts needed to pay claims and related expenses in the future for insured events that have already occurred. Ark’s process of estimating reserves involves a considerable degree of judgment by management and, as of any given date, is inherently uncertain.
WM Outrigger Re entered into a quota share agreement with GAIL to provide collateralized reinsurance protection on Ark’s Bermuda global property catastrophe excess of loss portfolio written in the 2023 underwriting year. Ark renewed its quota share reinsurance agreement with WM Outrigger Re for the 2024 and 2025 underwriting years. WM Outrigger Re’s quota share reinsurance agreement with GAIL, including its loss and LAE reserves, eliminates in White Mountains’s consolidated financial statements. WM Outrigger Re did not participate in the 2026 underwriting year.
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
For loss and LAE reserves as of December 31, 2025, Ark considers that the impact of the various reserving factors, as described below, on future paid losses would be similar to the impact of those factors on historical paid losses.
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
For accident & health reserving classes, the losses emanate from a wide range of personal accident, sickness, travel and medical insurance risks. The underlying business is a mix of direct and facultative contracts, as well as some MGA and reinsurance contracts, which are typically shorter-tail lines. Certain smaller components of the accident & health business can be longer-tail. The accident & health business is also exposed to catastrophic events though not to the same degree or magnitude as the property business.

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

Specialty
Ark’s specialty portfolio is comprised of a diverse portfolio of insurance and reinsurance subclasses of business including aviation, contingency, cyber, fine art & specie, mortgage, nuclear, political and credit, space, surety as well as terrorism and political violence. Certain subclasses of business are exposed to both natural catastrophes and large man-made loss events. Although these subclasses have different coverages and exposures, they are all short-tail in nature and have similar reserving features.

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
There are a number of common reserving factors for casualty lines that can affect the estimated casualty reserves, including:
•Changes in claims-handling practices, both in-house and through third-party claims administrators,
•Changes in court interpretations of policy provisions,
•Sustained elevated levels of inflation and
•Trends in litigation or jury awards.

Cumulative Number of Reported Claims

Ark counts a claim for each unique combination of individual claimant, loss event and risk. A claim is still counted if the claim is closed with no payment. Bulk-coded losses are counted as one claim, as underlying claim counts are not available.

Discounting

Ark does not discount loss and LAE reserves.

Impact of Third-Party Capital

For years of account prior to the Ark Transaction, a significant proportion of the Syndicates’ underwriting capital was provided by third-party insurance and reinsurance groups (“TPC Providers”) using whole account reinsurance contracts with Ark’s corporate member. For the years of account subsequent to the Ark Transaction, Ark is no longer using TPC Providers to provide underwriting capital for the Syndicates.
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
During 2023, an RITC agreement was executed such that the outstanding loss and LAE reserves for claims arising out of the 2020 year of account, for which the TPC Providers’ participation in the total net results of the Syndicates was 42.8%, were reinsured into the 2021 year of account, for which the TPC Providers’ participation in the total net results of the Syndicates was 0.0%. As a result, Ark’s net loss and LAE reserves increased by $145.4 million for the year ended December 31, 2023.

Loss and Loss Adjustment Expense Reserve Summary

The following table summarizes the loss and LAE reserve activity of the Ark/WM Outrigger segment for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
Millions	2025	2024	2023
Gross beginning balance	$2,127.5	$1,605.1	$1,296.5
Less: beginning reinsurance recoverable on unpaid losses (1)	(434.4)	(340.8)	(505.0)
Net loss and LAE reserves	1,693.1	1,264.3	791.5

Loss and LAE incurred relating to:
Current year losses	956.9	914.4	706.9
Prior year losses	(112.7)	(58.6)	19.9
Net incurred loss and LAE	844.2	855.8	726.8

Loss and LAE paid relating to:
Current year losses	(205.6)	(109.2)	(51.3)
Prior year losses	(380.1)	(307.5)	(356.6)
Net paid loss and LAE	(585.7)	(416.7)	(407.9)

Change in TPC Providers’ participation (2)	—	—	145.4
Foreign currency translation and other adjustments to loss and LAE reserves	21.1	(10.3)	8.5

Net ending balance	1,972.7	1,693.1	1,264.3
Plus: ending reinsurance recoverable on unpaid losses	508.3	434.4	340.8
Gross ending balance	$2,481.0	$2,127.5	$1,605.1
(1) The beginning reinsurance recoverable on unpaid losses includes amounts attributable to TPC Providers of $145.4 as of January 1, 2023.
(2) Amount represents the impact to net loss and LAE reserves due to a change in the TPC Providers’ participation related to the annual RITC process.

During the year ended December 31, 2025, the Ark/WM Outrigger segment experienced $112.7 million of net favorable prior year loss reserve development, driven primarily by the property and accident & health ($91.7 million) and specialty ($27.2 million) reserving lines of business, partially offset by net unfavorable development in the marine & energy ($4.7 million) and casualty-active ($4.3 million) reserving lines of business. For property and accident & health, the net favorable prior year loss reserve development was driven primarily by positive claims experience for the 2024 and 2023 accident years. For specialty, the net favorable prior year loss reserve development was driven primarily by positive claims experience for the 2023 accident year, partially offset by negative claims experience for the 2022 and 2024 accident years. In addition, the net favorable prior year loss reserve development for specialty includes $91.4 million of unfavorable development related to aviation losses from the conflict in Ukraine and Russia resulting from 2025 U.K. High Court rulings on leasing claims.
During the year ended December 31, 2024, the Ark/WM Outrigger segment experienced $58.6 million of net favorable prior year loss reserve development, driven primarily by the specialty ($34.3 million) and property and accident & health ($29.2 million) reserving lines of business, partially offset by net unfavorable development in the casualty-active ($4.5 million) reserving line of business. The net favorable prior year loss reserve development was driven primarily by positive claims experience in specialty for the 2023 and 2019 accident years and in property and accident & health for the 2023 accident year.

During the year ended December 31, 2023, the Ark/WM Outrigger segment experienced $19.9 million of net unfavorable prior year loss reserve development, driven primarily by the property and accident & health ($41.7 million) reserving line of business, partially offset by net favorable prior year loss reserve development within the specialty ($11.9 million) and casualty–runoff ($6.0 million) reserving lines of business. The net unfavorable prior year loss reserve development in the property and accident & health reserving line of business was driven primarily by Hurricane Ian and Winter Storm Elliott within the 2022 accident year. The net favorable prior year loss reserve development in specialty and casualty-runoff was driven primarily by positive claims experience for the 2021 and 2020 accident years.
The following table summarizes the unpaid loss and LAE reserves, net of reinsurance recoverables on unpaid losses, for each of the Ark/WM Outrigger segment’s major reserving lines of business as of December 31, 2025 and 2024:

	Year Ended December 31,
Millions	2025	2024
Property and Accident & Health (1)	$573.1	$533.6
Marine & Energy	569.0	463.1
Specialty	508.2	417.0
Casualty-Active	230.6	178.0
Casualty-Runoff	57.1	66.5
WM Outrigger Re	34.7	34.9
Unpaid loss and LAE reserves, net of reinsurance recoverables on unpaid losses (1)	1,972.7	1,693.1
Plus: Reinsurance recoverables on unpaid losses
Property and Accident & Health (2)	142.4	121.5
Marine & Energy	208.9	180.1
Specialty	44.4	51.3
Casualty-Active	113.0	80.7
Casualty-Runoff	(.4)	.8
Total Reinsurance recoverables on unpaid losses (2)	508.3	434.4
Total unpaid loss and LAE reserves	$2,481.0	$2,127.5
(1) The amounts exclude $5.2 and $3.1 ceded by Ark to WM Outrigger Re as of December 31, 2025 and 2024, which eliminates in White Mountains’s consolidated financial statements.
(2) The amounts exclude $29.5 and $31.8 ceded by Ark to WM Outrigger Re as of December 31, 2025 and 2024, which eliminate in White Mountains’s consolidated financial statements.

The following five tables cover each of Ark’s property and accident & health, marine & energy, specialty, casualty-active and casualty-runoff reserving lines of business and are presented net of reinsurance, which includes the impact of whole-account quota-share reinsurance arrangements related to TPC Providers. Each of the five tables includes three sections as follows:
The top section of the table presents, for each of the previous ten accident years: (1) cumulative total undiscounted incurred loss and LAE as of each of the previous ten year-end evaluations, (2) total IBNR plus expected development on reported claims as of December 31, 2025 and (3) the cumulative number of reported claims as of December 31, 2025.
The middle section of the table presents cumulative paid loss and LAE for each of the previous ten accident years as of each of the previous ten year-end evaluations. Also included in this section is a calculation of the loss and LAE reserves as of December 31, 2025, which is then included in the reconciliation to the consolidated balance sheet presented above. The total unpaid loss and LAE reserves as of December 31, 2025 are calculated as the cumulative incurred loss and LAE from the top section less the cumulative paid loss and LAE from the middle section, plus any outstanding liabilities from accident years prior to 2014.
The bottom section of the table is supplementary information about the average historical claims duration as of December 31, 2025. It shows the weighted average annual percentage payout of incurred loss and LAE by accident year as of each age. For example, the first column is calculated as the incremental paid loss and LAE in the first calendar year for each given accident year (e.g. calendar year 2025 for accident year 2025, calendar year 2024 for accident year 2024) divided by the cumulative incurred loss and LAE as of December 31, 2025 for that accident year. The resulting ratios are weighted using cumulative incurred loss and LAE as of December 31, 2025.

Property and Accident & Health
$ in Millions
	Incurred Loss and LAE, Net of Reinsurance
	For the Years Ended December 31,										As of December 31, 2025
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	Total IBNR plus expected development on reported claims	Cumulative number of reported claims
	Unaudited
2016	$22.7	$17.8	$18.6	$18.7	$18.7	$18.9	$18.8	$18.8	$18.8	$18.8	$.2	3,434
2017		31.6	38.3	45.8	44.8	43.4	42.9	44.3	43.9	43.3	15.6	4,629
2018			41.4	47.8	$49.7	47.4	47.4	47.0	47.0	49.0	2.7	4,293
2019				34.6	$31.7	27.4	24.2	23.5	23.2	21.5	.5	4,030
2020					78.1	76.3	75.3	79.1	81.0	84.8	6.0	4,664
2021						173.0	156.8	168.9	171.5	169.7	8.1	3,533
2022							245.7	269.6	280.0	281.9	9.0	4,100
2023								216.9	178.6	130.4	20.8	3,688
2024									364.8	324.6	106.4	4,495
2025										394.1	171.7	3,899
									Total	$1,518.1

Property and Accident & Health
Millions
	Cumulative Paid Loss and LAE, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	Unaudited
2016	$8.6	$13.3	$16.6	$17.0	$17.1	$17.4	$18.0	$18.2	$18.4	$18.4
2017		17.0	26.1	31.9	33.1	29.9	27.7	25.9	28.7	29.3
2018			15.8	32.7	40.6	40.6	41.4	43.4	44.2	45.2
2019				6.9	17.0	18.6	18.8	19.6	20.9	19.9
2020					11.4	34.5	47.5	56.3	67.4	72.4
2021						31.0	87.5	132.3	145.6	150.9
2022							71.7	194.5	232.0	250.2
2023								20.2	53.8	78.5
2024									55.4	134.6
2025										142.8
									Total	942.2
All outstanding liabilities before 2016, net of reinsurance										2.4
Loss and LAE reserves, net of reinsurance										$578.3

Property and Accident & Health
	Average Annual Percentage Payout of Incurred Loss and LAE by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5	6	7	8	9	10
	27.4%	31.9%	18.4%	6.4%	2.9%	1.9%	0.4%	0.9%	0.2%	0.1%

Marine & Energy
$ in Millions
	Incurred Loss and LAE, Net of Reinsurance
	For the Years Ended December 31,										As of December 31, 2025
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	Total IBNR plus expected development on reported claims	Cumulative number of reported claims
	Unaudited
2016	$23.8	$20.0	$16.0	$14.9	$14.6	$15.2	$14.5	$14.0	$13.7	$13.8	$—	3,776
2017		26.5	19.7	17.9	17.3	16.9	16.0	16.3	16.4	16.4	.2	4,141
2018			26.2	20.6	18.1	18.5	18.0	18.4	17.4	17.0	.2	3,245
2019				24.2	22.0	22.1	21.9	22.3	21.6	21.8	.4	2,413
2020					30.4	27.7	29.1	27.9	27.6	27.6	.8	1,594
2021						87.7	70.5	68.4	75.6	79.8	3.8	1,530
2022							150.8	154.9	157.5	218.6	56.8	2,083
2023								198.6	189.9	123.2	36.8	2,341
2024									243.3	248.1	138.4	2,195
2025										235.3	184.9	1,618
									Total	$1,001.6

Marine & Energy
Millions
	Cumulative Paid Loss and LAE, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	Unaudited
2016	$5.6	$10.2	$12.9	$13.3	$13.4	$14.1	$13.8	$13.8	$13.8	$13.8
2017		5.2	11.3	13.1	14.4	14.4	14.3	14.3	14.6	15.9
2018			2.7	12.9	14.6	15.3	16.0	15.9	16.1	16.3
2019				3.4	10.9	12.9	14.7	15.7	18.4	19.3
2020					3.2	12.9	16.3	18.9	22.4	23.2
2021						6.4	24.9	38.9	52.7	64.4
2022							12.3	66.7	98.6	145.5
2023								10.6	42.7	61.3
2024									21.4	60.1
2025										19.4
									Total	439.2
All outstanding liabilities before 2016, net of reinsurance										6.6
Loss and LAE reserves, net of reinsurance										$569.0

Marine & Energy
	Average Annual Percentage Payout of Incurred Loss and LAE by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5	6	7	8	9	10
	12.1%	27.1%	17.3%	12.1%	6.4%	6.5%	0.5%	0.4%	0.1%	0.1%

Specialty
$ in Millions
	Incurred Loss and LAE, Net of Reinsurance
	For the Years Ended December 31,										As of December 31, 2025
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	Total IBNR plus expected development on reported claims	Cumulative number of reported claims
	Unaudited
2016	$18.5	$14.5	$11.1	$11.4	$12.0	$12.0	$9.1	$8.6	$12.5	$12.2	$.2	1,936
2017		18.3	13.2	12.3	11.8	11.9	10.9	10.6	11.2	11.1	—	2,201
2018			14.7	16.6	17.0	16.2	15.1	15.9	16.9	17.5	.9	2,129
2019				22.1	19.8	18.9	25.9	30.1	20.0	26.8	.7	2,396
2020					24.5	23.5	19.3	20.4	17.3	17.7	1.3	2,028
2021						71.8	63.0	51.8	44.0	41.7	6.6	1,735
2022							181.9	178.5	172.6	179.6	58.3	1,577
2023								216.6	199.4	153.4	41.3	1,734
2024									223.2	231.3	133.2	1,798
2025										226.8	169.4	1,831
									Total	$918.1

Specialty
Millions
	Cumulative Paid Loss and LAE, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	Unaudited
2016	$3.2	$8.0	$9.2	$10.0	$10.4	$10.5	$8.7	$8.4	$11.8	$11.8
2017		3.3	6.8	8.6	8.8	8.8	9.5	9.3	9.9	9.9
2018			2.9	8.5	10.2	10.6	12.0	13.2	14.4	14.8
2019				5.0	7.2	7.6	18.5	25.2	17.7	19.8
2020					5.4	11.0	13.4	18.8	18.5	19.2
2021						5.1	24.1	35.8	34.6	35.3
2022							16.1	62.5	84.9	113.2
2023								19.2	76.3	109.1
2024									28.9	53.8
2025										24.1
									Total	411.0
All outstanding liabilities before 2016, net of reinsurance										1.1
Loss and LAE reserves, net of reinsurance										$508.2

Specialty
	Average Annual Percentage Payout of Incurred Loss and LAE by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5	6	7	8	9	10
	18.2%	26.8%	13.2%	8.7%	6.3%	2.5%	2.1%	1.8%	(1.2)%	1.0%

Casualty-Active
$ in Millions
	Incurred Loss and LAE, Net of Reinsurance
	For the Years Ended December 31,										As of December 31, 2025
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	Total IBNR plus expected development on reported claims	Cumulative number of reported claims
	Unaudited
2016	$8.8	$8.3	$8.9	$9.0	$9.1	$9.2	$9.2	$10.1	$11.8	$11.9	$.4	1,606
2017		11.6	11.7	10.8	9.3	9.1	10.5	10.7	10.9	10.6	.7	1,693
2018			12.9	13.3	11.1	10.9	8.6	9.2	9.4	10.5	.9	1,175
2019				14.8	13.7	12.3	10.6	11.4	13.0	14.4	1.4	1,062
2020					13.5	12.1	10.9	9.2	8.8	9.5	1.7	731
2021						21.4	22.4	16.6	16.3	21.7	4.1	1,050
2022							33.0	38.1	34.7	17.3	9.8	1,774
2023								61.0	65.9	57.1	39.4	2,234
2024									60.0	82.0	71.9	2,171
2025										68.2	63.4	1,723
									Total	$303.2

Casualty-Active
Millions
	Cumulative Paid Loss and LAE, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	Unaudited
2016	$.2	$1.0	$2.3	$4.0	$4.6	$5.3	$6.5	$8.1	$9.7	$10.3
2017		.8	1.7	2.8	3.4	4.2	5.7	7.5	8.3	9.1
2018			.3	1.4	3.5	4.3	4.3	6.2	7.1	8.0
2019				.3	1.4	2.3	3.0	5.7	8.3	10.2
2020					.5	1.0	2.0	3.3	5.3	6.0
2021						.5	.9	3.1	9.6	12.6
2022							.5	1.6	2.5	3.6
2023								.9	5.6	10.8
2024									1.9	4.6
2025										1.0
									Total	76.2
All outstanding liabilities before 2016, net of reinsurance										3.6
Loss and LAE reserves, net of reinsurance										$230.6

Casualty-Active
	Average Annual Percentage Payout of Incurred Loss and LAE by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5	6	7	8	9	10
	3.8%	7.5%	11.4%	12.9%	10.0%	11.2%	7.2%	5.1%	4.2%	3.4%

Casualty-Runoff
$ in Millions
	Incurred Loss and LAE, Net of Reinsurance
	For the Years Ended December 31,										As of December 31, 2025
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	Total IBNR plus expected development on reported claims	Cumulative number of reported claims
	Unaudited
2016	$32.6	$32.3	$40.5	$38.6	$38.9	$38.6	$37.7	$37.5	$37.5	$38.1	$1.9	2,156
2017		30.7	34.0	31.5	32.1	31.6	29.9	28.3	28.5	27.9	2.0	1,606
2018			33.6	28.2	27.3	26.6	26.2	28.0	27.8	28.2	2.9	1,284
2019				26.5	23.3	23.4	24.9	23.6	23.7	22.5	4.2	976
2020					15.9	12.3	13.9	10.9	9.5	9.2	2.3	573
2021						10.5	7.0	5.5	4.5	3.9	1.5	284
2022							.8	2.6	2.6	2.3	1.3	80
2023								2.7	3.6	3.1	1.8	40
2024									1.2	1.1	.5	20
2025										.7	—	41
									Total	$137.0

Casualty-Runoff
Millions
	Cumulative Paid Loss and LAE, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	Unaudited
2016	$3.9	$10.2	$17.7	$22.7	$25.4	$27.8	$28.8	$31.0	$32.5	$34.1
2017		3.2	9.4	14.7	18.5	21.4	22.5	22.8	23.5	24.8
2018			3.4	7.4	12.6	14.9	16.3	18.2	21.3	22.7
2019				3.3	5.8	7.8	12.1	15.1	15.9	17.3
2020					.8	1.3	3.1	6.0	6.3	6.5
2021						.5	1.7	1.9	2.3	2.4
2022							.3	.6	.7	.9
2023								.9	1.0	1.1
2024									.5	.5
2025										.6
									Total	110.9
All outstanding liabilities before 2016, net of reinsurance										31.0
Loss and LAE reserves, net of reinsurance										$57.1

Casualty-Runoff
	Average Annual Percentage Payout of Incurred Loss and LAE by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5	6	7	8	9	10
	8.8%	13.9%	15.3%	14.8%	8.5%	6.7%	5.9%	4.2%	3.2%	2.2%

HG Global

As of December 31, 2025 and 2024, HG Re did not have any outstanding loss and LAE reserves. For the years ended December 31, 2025, 2024 and 2023, HG Re did not recognize any incurred loss and LAE. For the year ended December 31, 2024, HG Re recognized gross incurred loss and LAE of $0.3 million related to a delinquent payment by a reinsured BAM policyholder. Net of recoveries, HG Re recognized no incurred loss and LAE for the year ended December 31, 2024.

Bamboo

As of December 31, 2024, the Bamboo Captive recorded loss and LAE reserves of $17.8 million. For the period from January 1, 2025 to December 5, 2025, the date of the Bamboo Sale Transaction, and the year ended December 31, 2024, the Bamboo Captive recognized incurred loss and LAE of $18.0 million and $20.6 million.

Other Operations

As of December 31, 2025 and 2024, the Bamboo CRVs recorded loss and LAE reserves of $13.6 million and $12.1 million. For the years ended December 31, 2025 and 2024, the Bamboo CRVs recognized incurred loss and LAE of $20.0 million and $12.1 million.

Note 6.  Third-Party Reinsurance

Ark/WM Outrigger

In the normal course of business, Ark may seek to limit losses that arise from catastrophes or other events by reinsuring certain risks with third-party reinsurers. Ark remains liable for risks reinsured in the event that the reinsurer does not honor its obligations under reinsurance contracts.
The following table summarizes the effects of reinsurance on written and earned premiums and on loss and LAE for the Ark/WM Outrigger segment for the years ended December 31, 2025, 2024 and 2023.

	Year Ended December 31,
Millions	2025	2024	2023
Written premiums:
Direct	$1,260.1	$1,101.5	$931.9
Assumed	1,297.1	1,105.5	966.5
Gross written premiums	2,557.2	2,207.0	1,898.4
Ceded (1)	(745.6)	(527.9)	(377.5)
Net written premiums	$1,811.6	$1,679.1	$1,520.9
Earned premiums:
Direct	$1,130.9	$1,004.2	$848.1
Assumed	1,198.9	1,088.2	925.6
Gross earned premiums	2,329.8	2,092.4	1,773.7
Ceded (2)	(632.4)	(504.6)	(364.0)
Net earned premiums	$1,697.4	$1,587.8	$1,409.7
Loss and LAE:
Gross	$1,118.6	$1,056.7	$782.5
Ceded (3)	(274.4)	(200.9)	(55.7)
Net loss and LAE	$844.2	$855.8	$726.8
(1) The years ended December 31, 2025, 2024 and 2023 exclude written premiums of $84.2, $86.5 and $110.0 ceded by Ark to WM Outrigger Re, which eliminate in White Mountains’s consolidated financial statements.
(2) The years ended December 31, 2025, 2024 and 2023 exclude earned premiums of $84.6, $88.0 and $104.3 ceded by Ark to WM Outrigger Re, which eliminate in White Mountains’s consolidated financial statements.
(3) The years ended December 31, 2025, 2024 and 2023 exclude loss and LAE of $25.4 and $29.9 and $15.6 ceded by Ark to WM Outrigger Re, which eliminate in White Mountains’s consolidated financial statements.

The following table presents the Ark/WM Outrigger segment’s reinsurance recoverables as of December 31, 2025 and December 31, 2024:

Millions	December 31, 2025	December 31, 2024
Reinsurance recoverables on unpaid losses (1)	$508.3	$434.4
Reinsurance recoverables on paid losses (2)	117.6	57.5
Ceded unearned premiums (3)	210.2	97.1
Reinsurance recoverables	$836.1	$589.0
(1) The reinsurance recoverables on unpaid losses exclude $29.5 and $31.8 ceded by Ark to WM Outrigger Re as of December 31, 2025 and 2024, which eliminate in White Mountains’s consolidated financial statements.
(2) The reinsurance recoverables on paid losses exclude $5.2 and $3.1 ceded by Ark to WM Outrigger Re as of December 31, 2025 and 2024, which eliminates in White Mountains’s consolidated financial statements.
(3) The ceded unearned premiums exclude $3.9 and $4.3 ceded by Ark to WM Outrigger Re as of December 31, 2025 and 2024, which eliminate in White Mountains’s consolidated financial statements.

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
The following table presents the Ark/WM Outrigger segment’s gross and net reinsurance recoverables by the reinsurers’ A.M. Best Company, Inc (“A.M. Best”) ratings as of December 31, 2025:

$ in Millions	As of December 31, 2025
A.M. Best Rating (1)	Gross		Collateral		Net	% of Total
A+ or better	$404.0		$—		$404.0	71.7%
A- to A	147.7		—		147.7	26.2
B++ or lower and not rated	74.2	(2)	62.3	(2)	11.9	2.1
Total	$625.9		$62.3		$563.6	100.0%
(1) A.M. Best financial strength ratings as detailed above are: “A+ or better” (Superior) “A- to A” (Excellent), “B++” (Good).
(2) Excludes $34.7 ceded by Ark to WM Outrigger Re as of December 31, 2025, which eliminates in White Mountains’s consolidated financial statements.

Note 7. Debt

The following table presents White Mountains’s debt outstanding as of December 31, 2025 and 2024:

		Effective		Effective
$ in Millions	December 31, 2025	Rate (1)	December 31, 2024	Rate (1)
Ark 2021 Subordinated Notes Tranche 1	$45.8		$41.1
Ark 2021 Subordinated Notes Tranche 2	47.0		47.0
Ark 2021 Subordinated Notes Tranche 3	70.0		70.0
Unamortized issuance cost	(3.1)		(3.6)
Ark 2021 Subordinated Notes, carrying value	159.7	10.2%	154.5	11.8%
HG Global Senior Notes	150.0		150.0
Unamortized discount and issuance cost	(2.2)		(2.6)
HG Global Senior Notes, carrying value	147.8	10.8%	147.4	11.8%
Kudu Credit Facility	358.3		245.3
Unamortized issuance cost	(7.9)		(6.7)
Kudu Credit Facility, carrying value	350.4	8.9%	238.6	10.3%
Distinguished Credit Facility	131.4		—
Unamortized issuance cost	(1.5)		—
Distinguished Credit Facility, carrying value	129.9	10.3%	—	N/A
Distinguished other debt, carrying value	10.9	10.9%	—	N/A
Total Distinguished debt	140.8		—
Other Operations debt	38.7		22.4
Unamortized issuance cost	(.4)		(.4)
Other Operations debt, carrying value	38.3	8.3%	22.0	10.2%
Total debt	$837.0		$562.5
(1) The effective rate for years ended December 31, 2025 and 2024 includes the effect of the amortization of debt issuance costs and original issue discount, but excludes the effect of the interest rate caps, where applicable. See Note 9 — “Derivatives.”

The following table presents a schedule of contractual repayments of White Mountains’s debt as of December 31, 2025:

Millions	December 31, 2025
Due in one year or less	$8.1
Due in two to three years	45.1
Due in four to five years	173.3
Due after five years	625.6
Total	$852.1

Ark Subordinated Notes

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
On July 13, 2021, Ark issued €39.1 million ($46.3 million based upon the foreign currency exchange spot rate as of the date of the transaction) face value floating rate unsecured subordinated notes (“Ark 2021 Subordinated Notes Tranche 1”). The Ark 2021 Subordinated Notes Tranche 1, which mature in July 2041, accrue interest at a floating rate equal to the three-month Euro Interbank Offered Rate (EURIBOR) plus 5.75% per annum.

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
If the payments of principal and interest under the Ark 2021 Subordinated Notes become subject to tax withholding on behalf of Bermuda or any political subdivision there, the Ark 2021 Subordinated Notes require the payment of additional amounts such that the amount received by the noteholders is the same as would have been received absent the tax withholding being imposed. The Ark 2021 Subordinated Notes Tranche 3 require the payment of additional interest of 1.0% per annum upon the occurrence of a premium load event until such event is remedied. Premium load events include the failure to meet payment obligations of the Ark 2021 Subordinated Notes Tranche 3 when due, failure of GAIL to maintain an investment grade credit rating, failure to maintain 120% of GAIL’s Bermuda solvency capital requirement, failure of GAIL to maintain a debt to capital ratio below 40%, late filing of GAIL’s or Ark’s financial information and making a restricted payment or distribution on GAIL’s common stock or other securities that rank junior or pari passu with the Ark 2021 Subordinated Notes Tranche 3 when a different premium load event exists or will be caused by the restricted payment. As of December 31, 2025, there were no premium load events.
As of December 31, 2025, the Ark 2021 Subordinated Notes Tranche 1 had an outstanding balance of €39.1 million ($45.8 million based upon the foreign currency exchange spot rate as of December 31, 2025), the Ark 2021 Subordinated Notes Tranche 2 had an outstanding balance of $47.0 million and the Ark 2021 Subordinated Notes Tranche 3 had an outstanding balance of $70.0 million.
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
As of December 31, 2025, the Citibank LOC Facility had an outstanding balance of $76.1 million and cash and investments pledged as collateral of $93.8 million. As of December 31, 2025, the Lloyds LOC Facility had an outstanding balance of $27.0 million and cash and investments pledged as collateral of $30.5 million. Ark’s uncommitted secured standby letter of credit facility agreements contain various representations, warranties and affirmative and negative covenants that White Mountains considers to be customary for such borrowings.

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
The HG Global Senior Notes require HG Global to maintain an interest reserve account of eight times the interest accrued for the most recent quarterly interest period. As of December 31, 2025 and 2024, the interest reserve account held short-term investments of $30.4 million and $29.3 million.
The HG Global Senior Notes are secured by the capital stock and other equity interests of HG Global’s subsidiaries, the interest reserve account and all cash and non-cash proceeds from such collateral. The HG Global Senior Notes contain various affirmative and negative covenants that White Mountains considers to be customary for such borrowings.
If the payment of principal and interest under the HG Global Senior Notes becomes subject to tax withholding on behalf of a relevant governmental authority for certain indemnified taxes, the HG Global Senior Notes require the payment of additional amounts such that the amount received by the noteholders is the same as would have been received absent the tax withholding being imposed. The HG Global Senior Notes require the payment of additional interest of 1.0% per annum if the HG Global Senior Notes receive a non-investment grade rating or are no longer rated. As of December 31, 2025, the HG Global Senior Notes had an investment grade rating.
As of December 31, 2025, the HG Global Senior Notes had an outstanding balance of $150.0 million.

Kudu Credit Facility

On March 23, 2021, Kudu entered into a secured revolving credit facility (the “Kudu Credit Facility”) with Mass Mutual for a maximum borrowing capacity of $300.0 million. On June 28, 2024, Kudu amended the Kudu Credit Facility to increase the total commitment from $300.0 million to $350.0 million and revise the stated margin and SOFR benchmark adjustment. The amended terms also reduced the minimum debt service coverage ratio, calculated as its trailing 12 months annualized adjusted EBITDA to its total debt service, to 2.5 times for 2024, reverting back to 3.0 times for 2025 and thereafter. On March 18, 2025, Kudu amended the Kudu Credit Facility to reduce the required interest reserve account balance and lower the minimum debt service coverage ratio to 2.5 times. On July 21, 2025, Kudu amended the Kudu Credit Facility to increase the total commitment from $350 million to $500 million, reduce the maximum loan-to-value ratio from 50% to 40% and revise the interest rate. These amendments to the Kudu Credit Facility have lowered Kudu’s borrowing costs and increased its borrowing capacity. The Kudu Credit Facility has an availability period through July 21, 2030 and matures on July 21, 2038.
Through June 30, 2024, interest on the Kudu Credit Facility accrued at a floating rate equal to the three-month SOFR plus a SOFR benchmark adjustment of 0.26% and a stated margin of 4.30% (4.56% in total) per annum. From July 1, 2024 through July 21, 2025, interest on the Kudu Credit Facility accrued at a floating rate equal to the three-month SOFR plus a stated margin of 4.45% per annum with no SOFR benchmark adjustment. Effective July 21, 2025, the Kudu Credit Facility accrues interest at the greater of (i) the fixed rate equal to the interpolated yield on U.S. Treasuries at the time of each future borrowing plus a stated margin of 3.10% and (ii) 7.25%. The interest rate on the $253.3 million outstanding balance as of July 21, 2025 was reduced from a then floating rate of 8.75% to a fixed rate of 7.65%.

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
The Kudu Credit Facility requires Kudu to maintain an interest reserve account of two times the interest accrued for the most recent quarterly interest period. Prior to the March 18, 2025 amendment, Kudu was required to maintain an interest reserve account of four times the interest accrued for the most recent quarterly interest period. As of December 31, 2025 and 2024, the interest reserve account held short-term investments of $7.6 million and $15.1 million.
The Kudu Credit Facility requires Kudu to maintain a maximum loan-to-value ratio of the outstanding balance to the sum of the fair market value of Kudu’s other long-term investments and cash held in certain accounts (the “LTV Percentage”) for annual periods beginning on July 21, 2025 as follows: 40% in years 0-6, 25% in years 7-8, 15% in years 9-11 and 0% thereafter. As of December 31, 2025, Kudu had a 26.8% LTV Percentage.
The Kudu Credit Facility requires Kudu to maintain a minimum debt service coverage ratio of 2.5 times for 2025 and thereafter. As of December 31, 2025, Kudu had a debt service coverage ratio of 2.6 times.
Kudu may borrow undrawn balances until July 21, 2030, subject to customary terms and conditions, to the extent that the amount borrowed under the Kudu Credit Facility does not exceed the borrowing base, which is equal to 35% of the fair value of Kudu’s other long-term investments.
The following table presents the change in debt under the Kudu Credit Facility for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
Millions	2025	2024	2023
Kudu Credit Facility
Beginning balance	$245.3	$210.3	$215.2
Borrowings	113.0	35.0	12.0
Repayments	—	—	(16.9)
Ending balance	$358.3	$245.3	$210.3

The Kudu Credit Facility is secured by all property of the loan parties and contains various representations, warranties and affirmative and negative covenants that White Mountains considers to be customary for such borrowings.

Distinguished Credit Facility

On July 4, 2025, Distinguished entered into an amended credit facility (the “Distinguished Credit Facility”). The amendment waived certain change of control prepayment provisions and provided $50.0 million of incremental term loan principal for purposes of consummating the Distinguished Transaction. The $50.0 million of incremental term loan principal was subsequently drawn on September 2, 2025 in connection with the closing of the Distinguished Transaction. The Distinguished Credit Facility is comprised of a term loan of $141.0 million, a delayed-draw term loan of $40.0 million and a revolving credit loan commitment of $15.0 million. The Distinguished Credit Facility matures on October 10, 2029. Distinguished was required to make payments of principal on a quarterly basis totaling $0.4 million for 2025, increasing to $1.4 million annually thereafter. Distinguished may also be required to use a percentage of excess cash flows to repay outstanding principal plus accrued interest if Distinguished’s total leverage ratio rises above 3.75 times. Distinguished has the option to prepay, in whole or in part, the Distinguished Credit Facility at the outstanding principal plus accrued interest. The delayed draw term loan may be drawn on or before October 10, 2026. As of December 31, 2025, the revolving credit loan was undrawn.
Interest on the Distinguished Credit Facility accrues at a floating rate equal to the three-month SOFR plus a stated margin ranging from 5.25% to 5.5% per annum driven by Distinguished’s total leverage ratio. As of December 31, 2025, Distinguished’s total leverage ratio was 4.1 times, and the stated margin was 5.5%.
On September 16, 2025, Distinguished entered into an interest rate cap agreement to limit its exposure to the risk of interest rate increases on the Distinguished Credit Facility (the “Distinguished Interest Rate Cap”). Under the Distinguished Interest Rate Cap, the notional amount is $70.0 million, the maximum interest rate is 10.5% per annum and the termination date is September 16, 2028. See Note 9 — “Derivatives.”

The following table presents the change in debt under the Distinguished Credit Facility for the period from September 2, 2025, the date of acquisition, through December 31, 2025:

Millions	September 2, 2025 - December 31, 2025
Distinguished Credit Facility
Beginning balance (1)	$90.2
Borrowings (2)	50.0
Repayments	(8.8)
Ending balance	$131.4
(1) Represents the outstanding balance of the Distinguished Credit Facility assumed in the Distinguished Transaction. See Note 2 — “Significant Transactions.”
(2) Represents the $50.0 of incremental term loan drawn in connection with the closing of the Distinguished Transaction. See Note 2 — “Significant Transactions.”

The Distinguished Credit Facility is secured by all property of the loan parties and contains various representations, warranties and affirmative and negative covenants that White Mountains considers to be customary for such borrowings, including a maximum total leverage ratio of 5.5 times.

Other Operations Debt

As of December 31, 2025, White Mountains’s Other Operations had debt with an outstanding balance of $38.7 million, which consisted of five secured credit facilities (collectively, “Other Operations debt”). The increase in Other Operations debt as of December 31, 2025 was driven primarily by the Enterprise Solutions Transaction.

WTM Credit Facility
On July 16, 2025, the Company entered into a credit agreement, which established a senior unsecured revolving credit facility of up to $250.0 million that matures on July 16, 2028 (the “WTM Credit Facility”). As of December 31, 2025, the WTM Credit Facility is undrawn. White Mountains may borrow undrawn balances until July 16, 2028, subject to customary terms and conditions, including key covenants tied to White Mountains’s minimum net worth and debt to total capital ratio. Interest on any future borrowings under the WTM Credit Facility will accrue at a floating rate generally equal to the SOFR term rate plus a stated margin ranging from 1.1% to 1.5% per annum.
The WTM Credit Facility contains various representations, warranties and affirmative and negative covenants that White Mountains considers to be customary for such borrowings.

Compliance

As of December 31, 2025, White Mountains was in compliance, in all material respects, with all of the covenants under its debt instruments.

Interest

Total interest expense incurred by White Mountains for its indebtedness was $78.4 million, $60.8 million and $62.7 million for the years ended December 31, 2025, 2024 and 2023. Total interest paid by White Mountains for its indebtedness was $66.4 million, $61.0 million and $42.2 million for the years ended December 31, 2025, 2024 and 2023.

Note 8. Income Taxes

The Company has subsidiaries and branches that operate in various jurisdictions around the world and are subject to tax in the jurisdictions in which they operate. As of December 31, 2025, the primary jurisdictions in which the Company’s subsidiaries and branches operated and were subject to tax include Israel, Luxembourg, the United Kingdom and the United States.
Certain of the Company’s subsidiaries are subject to the global minimum tax regime of the Organization for Economic Cooperation and Development (“OECD”) Pillar Two initiative, as enacted by Luxembourg and the United Kingdom in their respective domestic laws. The Pillar Two initiative includes a set of model rules that are generally designed to impose a top-up tax on a large multinational enterprise group to the extent that the group is not subject to an effective tax rate of at least 15% in each jurisdiction in which the group has a consolidated affiliate or permanent establishment. White Mountains did not incur a top-up tax for the year ended December 31, 2025.
The Company and its Bermuda-domiciled subsidiaries were not subject to income tax in Bermuda in 2025 and prior years. On December 27, 2023, Bermuda enacted a 15% corporate income tax that became effective on January 1, 2025. The Bermuda legislation defers the effective date for five years for Bermuda companies in consolidated groups that meet certain requirements. White Mountains expects to meet the requirements to be exempt from the Bermuda corporate income tax until January 1, 2030.
The Bermuda legislation also provides for an optional economic transition adjustment that can decrease or increase future years’ taxable income. Under GAAP, this economic transition adjustment was required to be recognized as a deferred tax asset or liability as of December 31, 2023 if a company intended to apply the adjustment to compute its taxable income. Accordingly, White Mountains recorded a net deferred tax asset of $68.0 million in 2023, of which $51.0 million was attributable to Ark and $17.0 million was attributable to HG Global. As of July 1, 2024, White Mountains no longer consolidates BAM. As a result of the deconsolidation of BAM, the BAM Surplus Notes were recorded at fair value, which resulted in the reversal of a $5.0 million deferred tax liability related to the economic transition adjustment, generating a $5.0 million deferred tax benefit in 2024. On December 11, 2025, Bermuda enacted legislation that changes the scope of assets and liabilities subject to the economic transition adjustment. This legislation resulted in the reversal of a $5.1 million deferred tax liability related to the economic transition adjustment, generating a $5.1 million deferred tax benefit in 2025.
As a result of legislation enacted by Luxembourg on December 17, 2025, White Mountains expects to incur a top-up tax under the Luxembourg UTPR equal to the amount of the deferred tax benefit for that year associated with the Bermuda economic transition adjustment. Consequently, White Mountains expects to derive no economic benefit from the economic transition adjustment and intends to opt out of the economic transition adjustment upon becoming subject to Bermuda corporate income tax. Accordingly, White Mountains recognized a deferred tax expense of $78.1 million in 2025 to reverse the net deferred tax asset related to the Bermuda economic transition adjustment.
The following table presents the total income tax (expense) benefit for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
Millions	2025	2024	2023
Current income tax (expense) benefit:
U.S. federal	$(12.2)	$(6.3)	$(12.6)
State	(2.4)	(.4)	(2.2)
Non-U.S.	(20.2)	(14.8)	(16.6)
Total current income tax (expense) benefit	(34.8)	(21.5)	(31.4)
Deferred income tax (expense) benefit:
U.S. federal	(10.7)	(18.8)	(13.2)
State	(10.1)	2.7	(3.8)
Non-U.S.	(71.3)	5.0	63.9
Total deferred income tax (expense) benefit	(92.1)	(11.1)	46.9
Total income tax (expense) benefit	$(126.9)	$(32.6)	$15.5

Effective Rate Reconciliation

The following table presents a reconciliation of taxes calculated for 2025, 2024 and 2023 using the 21% U.S. federal statutory rate (the tax rate at which the majority of White Mountains’s worldwide operations are taxed) to the income tax (expense) benefit on pre-tax income (loss):

	Year Ended December 31,
$ in Millions	2025		2024		2023
U.S. federal statutory tax rate	$(279.0)	21.0%	$(66.5)	21.0%	$(118.7)	21.0%
State income taxes, net of federal income tax effect	(11.1)	0.8	2.2	(0.7)	(5.8)	1.0
Effects of changes in tax laws or rates enacted in current period	—	—	—	—	—	—
Effect of cross-border tax laws
Withholding tax	(2.4)	0.2	(1.0)	0.3	(2.3)	0.4
Branch profits tax	(3.9)	0.3	(2.7)	0.8	(5.0)	0.9
Other	—	—	(.3)	0.1	—	—
Tax credits
Foreign tax credit	—	—	—	—	1.6	(0.3)
Changes in valuation allowances	(9.9)	0.8	(12.3)	3.9	(1.4)	0.3
Nontaxable or nondeductible items
Members surplus contribution	—	—	(2.8)	0.9	(5.7)	1.0
Noncontrolling interest	6.4	(0.5)	3.9	(1.2)	6.8	(1.2)
Non-taxable foreign income	16.0	(1.2)	1.4	(0.5)	2.5	(0.4)
Other	(6.6)	0.5	(4.0)	1.3	1.8	(0.3)
Changes in unrecognized tax benefits	—	—	—	—	—	—
Foreign tax effects
United Kingdom
Statutory tax rate difference between U.K. and U.S.	(3.2)	0.2	(2.6)	0.8	(2.0)	0.4
Other	(1.0)	0.1	2.9	(0.9)	(.2)	—
Luxembourg
Statutory tax rate difference between Luxembourg and U.S.	(25.3)	1.9	(.3)	0.1	(1.9)	0.3
Changes in valuation allowances	6.6	(0.5)	4.2	(1.3)	(31.6)	5.6
Nontaxable or nondeductible items
Participation exemption	207.9	(15.6)	—	—	8.5	(1.5)
Write-down of investment	—	—	—	—	35.4	(6.3)
Other	(.1)	—	(2.3)	0.7	(.2)	—
Bermuda
Statutory tax rate difference between Bermuda and U.S.	53.2	(4.0)	44.1	(13.9)	63.4	(11.2)
Enacted changes in tax laws or rates	—	—	5.0	(1.6)	68.0	(12.0)
Nontaxable or nondeductible items
Write-down of deferred tax asset	(73.0)	5.5	—	—	—	—
Other	—	—	—	—	(.1)	—
Other foreign jurisdictions	(1.5)	0.1	(1.5)	0.5	2.4	(0.4)
Effective rate	$(126.9)	9.6%	$(32.6)	10.3%	$15.5	(2.7)%

Tax Payments and Receipts

The following table presents an outline of the significant components of White Mountains’s U.S. federal, state and non-U.S. tax payments (refunds):

	December 31,
Millions	2025	2024	2023
U.S. federal taxes	$11.1	$12.6	$22.9
State and local taxes
California	1.6	2.3	—
New York	—	.4	2.0
New York City	—	—	2.3
Pennsylvania	(.5)	.2	.6
Other States	.8	.6	1.4
Foreign taxes
United Kingdom	16.5	15.1	11.6
Other foreign	1.2	3.1	1.9
Total income taxes paid	$30.7	$34.3	$42.7

Deferred Tax Assets and Liabilities

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for tax purposes.
The following table presents an outline of the significant components of White Mountains’s U.S. federal, state and non-U.S. deferred tax assets and liabilities:

	December 31,
Millions	2025	2024
Deferred tax assets related to:
Non-U.S. net operating loss carryforwards	$63.1	$62.8
Incentive compensation	29.3	23.8
U.S. federal and state net operating and capital loss carryforwards	15.4	6.4
Accrued interest	6.0	.2
Tax credit carryforwards	3.7	2.8
Intangible assets	.4	51.5
Unearned premiums	—	20.5
Loss reserves	—	8.5
Other items	1.6	.9
Total gross deferred tax assets	119.5	177.4
Less: valuation allowances	95.8	89.2
Total net deferred tax assets	23.7	88.2
Deferred tax liabilities related to:
Investment basis difference	87.7	43.5
Purchase accounting	43.9	43.9
Deferred underwriting	27.5	24.3
Net unrealized investment gains	22.2	19.0
Deferred acquisition costs	—	6.5
Other items	2.0	1.2
Total deferred tax liabilities	183.3	138.4
Net deferred tax asset (liability)	$(159.6)	$(50.2)

White Mountains’s deferred tax assets (liabilities) are net of U.S. federal, state and non-U.S. valuation allowances and, to the extent that they relate to non-U.S. jurisdictions, are shown at year-end exchange rates.

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
Of the $95.8 million valuation allowance as of December 31, 2025, $36.8 million related to deferred tax assets on net operating losses and net unrealized investment gains and losses in the Company’s Luxembourg subsidiary, $35.3 million related to deferred tax assets on net operating losses in U.S. subsidiaries and other federal and state deferred tax benefits, $23.6 million related to deferred tax assets on net operating losses and other deferred tax benefits in Israeli subsidiaries and $0.1 million related to deferred tax assets on net operating losses in U.K. subsidiaries. Of the $89.2 million valuation allowance as of December 31, 2024, $43.4 million related to deferred tax assets on net operating losses and net unrealized investment gains and losses in the Luxembourg subsidiary, $25.2 million related to deferred tax assets on net operating losses in U.S. subsidiaries and other federal and state deferred tax benefits and $20.6 million related to deferred tax assets on net operating losses and other deferred tax benefits in Israeli subsidiaries.

United States
For the year ended December 31, 2025, White Mountains recognized income tax expense of $10.3 million to reflect an increase in the valuation allowance on the net deferred tax assets for certain U.S. operations within Other Operations, as White Mountains does not currently anticipate sufficient taxable income to utilize the remaining deferred tax assets. For the year ended December 31, 2024, White Mountains recognized income tax expense of $8.6 million to reflect an increase in the valuation allowance on the net deferred tax assets for certain U.S. operations within Other Operations, as White Mountains did not anticipate sufficient taxable income to utilize the remaining deferred tax assets.
As of July 1, 2024, White Mountains no longer consolidates BAM. Prior to the deconsolidation, White Mountains recognized income tax expense of $5.7 million to reflect the increase in the valuation allowance on net deferred tax assets of BAM for the years ended December 31, 2024. White Mountains recognized both the tax expense related to BAM’s member surplus contributions (“MSC”) and the related changes in valuation allowance on such taxes directly through noncontrolling interest equity. For the years ended December 31, 2024, BAM had income included in equity due to MSC that was available to offset its loss from operations. For the year ended December 31, 2024, BAM recognized both the income tax benefit on MSC of $3.1 million and the offsetting expense in paid-in surplus.

Non-U.S. Jurisdictions
For the year ended December 31, 2025, White Mountains recognized income tax benefit of $6.6 million to reflect a decrease in the valuation allowance against the deferred tax assets at the Luxembourg-domiciled subsidiary. The decrease in the valuation allowance was driven by the utilization of the deferred tax assets primarily from interest income, including a $3.9 million income tax benefit for the partial release in valuation allowance related to expected future interest income. White Mountains does not currently anticipate sufficient income to utilize the remaining deferred tax assets. For the year ended December 31, 2024, White Mountains recognized income tax benefit of $4.2 million to reflect a decrease in deferred tax assets and the corresponding decrease in the full valuation allowance at the Luxembourg-domiciled subsidiary. The decrease in the deferred tax assets was driven primarily by (i) utilization from interest income and (ii) a decline in the Luxembourg tax rate. As of December 31, 2024, White Mountains did not anticipate sufficient income to utilize the remaining deferred tax assets.

For the year ended December 31, 2025, White Mountains recognized income tax expense of $3.0 million to reflect an increase in the valuation allowance against the deferred tax assets at certain Israel-domiciled subsidiaries. The increase is due to movement of foreign currency exchange rate gains during the year, which increased the Company’s net operating loss carryforward and related deferred tax asset. White Mountains does not currently anticipate sufficient taxable income to utilize the deferred tax assets. For the year ended December 31, 2024, White Mountains recognized income tax benefit of $0.2 million to reflect a decrease in the valuation allowance against the deferred tax assets at certain Israel-domiciled subsidiaries. The decrease is due to movement of foreign currency exchange rate gains during the year, which reduced the Company’s net operating loss carryforward and related deferred tax asset. As of December 31, 2024, White Mountains did not anticipate sufficient taxable income to utilize the remaining deferred tax assets.

Net Operating Loss and Capital Loss Carryforwards

The following table presents net operating loss and capital loss carryforwards as of December 31, 2025, the expiration dates and the deferred tax assets thereon:

	December 31, 2025
Millions	United States	Luxembourg	United Kingdom	Israel	Total
2026-2030	$3.7	$—	$—	$—	$3.7
2031-2035	.1	29.7	—	—	29.8
2035-2045	—	137.2	—	—	137.2
No expiration date	47.2	—	.4	100.7	148.3
Total	$51.0	$166.9	$.4	$100.7	$319.0
Gross deferred tax asset	$15.4	$39.8	$.1	$23.2	$78.5
Valuation allowance	(13.4)	(35.9)	(.1)	(23.2)	(72.6)
Net deferred tax asset	$2.0	$3.9	$—	$—	$5.9

Included in the U.S. net operating loss carryforwards are losses of $8.2 million subject to an annual limitation on utilization under Internal Revenue Code Section 382 and $0.6 million subject to the limitation on utilization under the separate-return-limitation-year (SRLY) rules in the Internal Revenue Code. These loss carryforwards will begin to expire in 2026. As of December 31, 2025, there are U.K. foreign tax credit carryforwards available of $3.7 million, which do not have an expiration date.

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
As of December 31, 2025 and 2024, White Mountains did not have any unrecognized tax benefits.
White Mountains classifies all interest and penalties on unrecognized tax benefits as part of income tax expense. During the years ended December 31, 2025, 2024 and 2023, White Mountains did not recognize any net interest (income) expense. There was no accrued interest as of December 31, 2025, 2024 and 2023.

Tax Examinations

With few exceptions, White Mountains is no longer subject to U.S. federal, state or non-U.S. income tax examinations by tax authorities for years before 2019.

Note 9. Derivatives

HG Global Interest Rate Caps

HG Global entered into two interest rate cap agreements to limit its exposure to the risk of interest rate increases on the HG Global Senior Notes.
On June 16, 2022, HG Global entered into the HG Global 2022 Interest Rate Cap, effective on July 25, 2022. The notional amount of the HG Global 2022 Interest Rate Cap was $150.0 million, and the termination date was July 25, 2025. HG Global paid an initial premium of $3.3 million for the HG Global 2022 Interest Rate Cap.
On August 22, 2024, HG Global entered into the HG Global 2024 Interest Rate Cap, which became effective upon the termination of the HG Global 2022 Interest Rate Cap on July 25, 2025. The initial notional amount of the HG Global 2024 Interest Rate Cap is $150.0 million, and the termination date is July 25, 2028. For interest periods after April 26, 2027, the notional amount of the HG Global 2024 Interest Rate Cap will decrease as the outstanding principal of the HG Global Senior Notes is paid down. HG Global paid an initial premium of $1.3 million for the HG Global 2024 Interest Rate Cap.
Under the HG Global 2022 Interest Rate Cap, if the three-month SOFR on a quarterly determination date exceeded 3.5% through July 25, 2025, HG Global received a payment from the counterparty for the difference on the subsequent settlement date. For the years ended December 31, 2025 and 2024, HG Global received $1.0 million and $2.8 million related to the periodic settlement of the HG Global 2022 Interest Rate Cap.
Under the HG Global 2024 Interest Rate Cap, if the three-month SOFR on a quarterly determination date exceeds 4.5% between July 25, 2025 and July 25, 2028, HG Global will receive a payment from the counterparty for the difference on the subsequent settlement date. As of December 31, 2025, the three-month SOFR was 3.7%. For the year ended December 31, 2025, HG Global did not receive any payments related to the periodic settlement of the HG Global 2024 Interest Rate Cap.
HG Global accounts for the HG Global Interest Rate Caps as derivatives at fair value within other assets, with changes in fair value recognized in current period earnings within interest expense. For the year ended December 31, 2025, HG Global recognized a net unrealized loss of $2.3 million related to the change in fair value of both interest rate caps within interest expense. For the year ended December 31, 2024, HG Global recognized a net unrealized loss of $1.7 million related to the change in fair value of both interest rate caps within interest expense. As of December 31, 2025, the fair value of the HG Global 2024 Interest Rate Cap was $0.2 million. As of December 31, 2024, the total fair value of both interest rate caps was $2.5 million. White Mountains classifies the HG Global Interest Rate Caps as Level 2 measurements.

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
Under the Kudu Interest Rate Cap, if the three-month SOFR on a quarterly determination date exceeds 4.5%, Kudu will receive a payment from the counterparty for the difference on the subsequent settlement date. As of December 31, 2025, the three-month SOFR was 3.7%. For the year ended December 31, 2025, Kudu did not receive any payments related to the periodic settlement of the Kudu Interest Rate Cap. For the year ended December 31 2024, Kudu received $0.1 million related to the periodic settlement of the Kudu Interest Rate Cap.
Kudu accounts for the Kudu Interest Rate Cap as a derivative at fair value within other assets, with changes in fair value recognized in current period earnings within interest expense. For the years ended December 31, 2025 and 2024, Kudu recognized a loss of $0.9 million and a gain of $0.4 million related to the change in fair value on the Kudu Interest Rate Cap within interest expense. As of December 31, 2025 and 2024, the fair value of the Kudu Interest Rate Cap was $0.0 million and $0.9 million. White Mountains classifies the Kudu Interest Rate Cap as a Level 2 measurement.

Distinguished Interest Rate Cap

On September 16, 2025, Distinguished entered into the Distinguished Interest Rate Cap to limit its exposure to the risk of interest rate increases on the Distinguished Credit Facility. The notional amount of the Distinguished Interest Rate Cap is $70.0 million, and the termination date is September 16, 2028. Distinguished paid an initial premium of $0.2 million for the Distinguished Interest Rate Cap.
Under the Distinguished Interest Rate Cap, if the one-month SOFR on a monthly determination date exceeds 5.0%, Distinguished will receive a payment from the counterparty for the difference on the subsequent settlement date. As of December 31, 2025, the one-month SOFR was 3.7%.
Distinguished accounts for the Distinguished Interest Rate Cap as a derivative at fair value within other assets, with changes in fair value recognized in current period earnings within interest expense. For the period from September 2, 2025, the date of acquisition, through December 31, 2025, Distinguished recognized no gain or loss related to the change in fair value on the Distinguished Interest Rate Cap. As of December 31, 2025, the fair value of the Distinguished Interest Rate Cap was $0.1 million. White Mountains classifies the Distinguished Interest Rate Cap as a Level 2 measurement.

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
BAM charges an insurance premium on each municipal bond insurance policy it underwrites. Historically, approximately 55% of the total insurance premium charged by BAM has been MSC, and the remainder is a risk premium. In return for the reinsurance provided, HG Re receives approximately 60% of the risk premium charged, which is net of a ceding commission.
The FLRT is a perpetual agreement with terms that can be renegotiated every five years. For the next renegotiation period, either party may provide notice during 2028 to trigger a renegotiation that would take effect on January 1, 2030.
For the year ended December 31, 2025, HG Re recognized gross written premiums of $61.4 million and earned premiums of $30.8 million. Prior to the deconsolidation of BAM on July 1, 2024, HG Re’s reinsurance balances under the FLRT eliminated in White Mountains’s consolidated financial statements. For the period from July 1, 2024 to December 31, 2024, HG Re recognized gross written premiums of $31.9 million and earned premiums of $14.9 million.

XOLT
HG Re is party to an excess of loss reinsurance agreement (the “XOLT”) with BAM, under which HG Re provides last-dollar protection for exposures on municipal bonds insured by BAM in excess of the New York State Department of Financial Services (“NYDFS”) single issuer limits. As of December 31, 2025, the XOLT is subject to an aggregate limit equal to the lesser of $125.0 million or the assets held in the supplemental collateral trust (the “Supplemental Trust”) at any point in time. The XOLT is accounted for using deposit accounting as the agreement does not meet the risk transfer requirements necessary to be accounted for as reinsurance. Accordingly, any financing revenues related to the XOLT are recorded in other revenues.
Prior to the deconsolidation of BAM on July 1, 2024, HG Re’s reinsurance balances under the XOLT eliminated in White Mountains’s consolidated financial statements. For the year ended December 31, 2025 and for the period from July 1, 2024 to December 31, 2024, other revenues recognized by HG Re related to the XOLT were insignificant.

Collateral Trusts

HG Re’s obligations under the FLRT are subject to an aggregate limit equal to the assets in two collateral trusts, the Supplemental Trust and the Regulation 114 Trust (together, the “Collateral Trusts”), at any point in time.
On a monthly basis, BAM deposits cash equal to ceded premiums net of ceding commissions, due to HG Re under the FLRT directly into the Regulation 114 Trust. The Regulation 114 Trust target balance is equal to HG Re’s unearned premiums and unpaid loss and LAE reserves, if any. If, at the end of any quarter, the Regulation 114 Trust balance is below the target balance, funds will be withdrawn from the Supplemental Trust and deposited into the Regulation 114 Trust in an amount equal to the shortfall. If, at the end of any quarter, the Regulation 114 Trust balance is above 102% of the target balance, funds will be withdrawn from the Regulation 114 Trust and deposited into the Supplemental Trust. The Regulation 114 Trust balance as of December 31, 2025 and 2024 was $399.4 million and $352.1 million, which consisted of cash, investments and accrued investment income.
The Supplemental Trust target balance is $603.0 million, less the amount of cash and securities in the Regulation 114 Trust in excess of its target balance (the “Supplemental Trust Target Balance”). If, at the end of any quarter, the Supplemental Trust balance exceeds the Supplemental Trust Target Balance, such excess may be distributed to HG Re. The distribution will be made first as an assignment of accrued interest on the BAM Surplus Notes and second in cash and/or fixed income securities. For the year ended December 31, 2025, HG Re received a distribution from the Supplemental Trust of $61.0 million, which consisted of an assignment of $30.1 million of accrued interest on the BAM Surplus Notes and a cash distribution of $30.9 million. For the year ended December 31, 2024, HG Re received a distribution from the Supplemental Trust of $79.7 million, which consisted of an assignment of $58.5 million of accrued interest on the BAM Surplus Notes and a cash distribution of $21.2 million.
As the BAM Surplus Notes are repaid over time, the BAM Surplus Notes will be replaced in the Supplemental Trust by cash and fixed income securities. The Supplemental Trust balance as of December 31, 2025 and 2024 was $607.1 million and $598.0 million, which included $323.3 million and $289.4 million of cash, investments and accrued investment income, $276.8 million and $300.9 million of BAM Surplus Notes at nominal value and $7.0 million and $7.7 million of accrued interest receivable on the BAM Surplus Notes at nominal value.
As of December 31, 2025 and 2024, the Collateral Trusts held total assets of $1,006.5 million and $950.1 million.

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
During the year ended December 31, 2025, HG Global received cash payments of principal and interest on the BAM Surplus Notes totaling $35.0 million. Of these payments, $24.2 million was a repayment of principal held in the Supplemental Trust, $0.3 million was a payment of accrued interest held in the Supplemental Trust and $10.5 million was a payment of accrued interest held outside the Supplemental Trust.
During the year ended December 31, 2024, HG Global received cash payments of principal and interest on the BAM Surplus Notes totaling $30.0 million. Of these payments, $21.3 million was a repayment of principal held in the Supplemental Trust, $0.5 million was a payment of accrued interest held in the Supplemental Trust and $8.2 million was a payment of accrued interest held outside the Supplemental Trust.

As of December 31, 2025 and 2024, the principal balance on the BAM Surplus Notes was $276.8 million and $300.9 million, and total interest receivable on the BAM Surplus Notes was $213.7 million and $194.8 million, all at nominal value. For the year ended December 31, 2025, White Mountains accrued $29.8 million of interest income on the BAM Surplus Notes.
Prior to the deconsolidation of BAM on July 1, 2024, the BAM Surplus Notes, including accrued interest receivable, were classified as intercompany notes carried at nominal value, which eliminated in consolidation. Upon deconsolidation, White Mountains elected the fair value option for the BAM Surplus Notes. The BAM Surplus Notes are classified as a Level 3 measurement. White Mountains values the BAM Surplus Notes each quarter using a discounted cash flow analysis. The discounted cash flow analysis used to value the BAM Surplus Notes depends on key inputs, such as projections of future revenues and earnings for BAM, expected payments on the BAM Surplus Notes through maturity and a discount rate to reflect time value and related uncertainty of the repayment pattern. The expected payments on the BAM Surplus Notes are based on management judgment, considering current performance, budgets and projected future results. These expected payments depend on BAM’s ability to generate excess cash flows from its operations, driven primarily by assumptions regarding future trends for the issuance of municipal bonds, interest rates, credit spreads, insured market penetration, competitive activity in the market for municipal bond insurance and other factors affecting the demand for and pricing of BAM’s municipal bond insurance as well as BAM’s investment returns. The discount rate considers comparably-rated companies and instruments, adjusted for risks specific to BAM and the BAM Surplus Notes. As of December 31, 2025 and 2024, White Mountains concluded that a discount rate, which is a significant unobservable input used in estimating the fair value of the BAM Surplus Notes, of 8.05% and 8.10% was appropriate. The change in the discount rate was driven primarily by a decline in market interest rates.
When making its fair value selection, White Mountains considers all available information, facts and circumstances specific to BAM’s business and industry and any infrequent or unusual results for the period. As of
December 31, 2025 and 2024, White Mountains recognized the BAM Surplus Notes at a fair value of $339.0 million and $381.7 million. The recorded fair values represent management's best estimate and are within the range of reasonable values derived from the discounted cash flow analysis.
The following table presents the changes in the nominal value and fair value of the BAM Surplus Notes for the year ended December 31, 2025:

Millions	Year Ended December 31, 2025
Beginning nominal value	$495.7
Interest income from BAM Surplus Notes	29.8
Payments of principal and interest	(35.0)
Ending nominal value	490.5

Beginning fair value discount	(114.0)
Change in fair value of BAM Surplus Notes	(37.5)
Ending fair value discount	(151.5)

BAM Surplus Notes, at fair value	$339.0

Insured Obligations and Premiums

The following table presents the HG Global segment’s insured obligations as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Contracts outstanding	17,377	15,884
Remaining weighted average contract period (in years) (1)	11.6	11.2

Outstanding par value of policies assumed (in millions) (2)	$20,559.9	$18,503.3

Gross unearned insurance premiums (in millions)	$327.9	$297.3
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

The following table presents the HG Global segment’s future premium revenues as of December 31, 2025:

Millions	December 31, 2025
January 1, 2026 - March 31, 2026	$7.1
April 1, 2026 - June 30, 2026	7.0
July 1, 2026 - September 30, 2026	6.9
October 1, 2026 - December 31, 2026	6.8
Total 2026	27.8
2027	26.4
2028	24.8
2029	23.3
2030	21.9
2031 and thereafter	203.7
Total gross unearned insurance premiums	$327.9

The following tables present gross written premiums and gross earned premiums included in the HG Global segment for the years ended December 31, 2025, 2024 and 2023:

Year Ended December 31, 2025
Millions	HG Global
Written premiums:
Direct	$—
Assumed	61.4
Gross written premiums	$61.4
Earned premiums:
Direct	$—
Assumed	30.8
Gross earned premiums	$30.8

	Year Ended December 31, 2024
Millions	HG Global	BAM	Eliminations	Total
Written premiums:
Direct	$—	$24.1	$—	$24.1
Assumed	52.4	—	(20.5)	31.9
Gross written premiums (1)	$52.4	$24.1	$(20.5)	$56.0
Earned premiums:
Direct	$—	$15.8	$—	$15.8
Assumed	28.9	1.0	(14.0)	15.9
Gross earned premiums (1)	$28.9	$16.8	$(14.0)	$31.7
(1) For the six months ended June 30, 2024, BAM ceded written premiums of $20.5 and earned premiums of $14.0 to HG Global, which eliminated in consolidation. Subsequent to the deconsolidation of BAM, there are no ceded premiums, such that gross written premiums and gross earned premiums are equivalent to net written premiums and net earned premiums, respectively.

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
The following table presents the Company’s computation of earnings per share for the years ended December 31, 2025, 2024 and 2023.

	Year Ended December 31,
	2025	2024	2023
Basic and diluted earnings per share numerators (in millions):
Net income (loss) attributable to White Mountains’s common shareholders	$1,106.4	$230.4	$509.2
Adjustment for redeemable noncontrolling interests (1)	(2.8)	—	—
Allocation of (earnings) losses to participating restricted common shares (2)	(13.5)	(3.0)	(7.2)
Basic and diluted earnings (losses) per share numerators	$1,090.1	$227.4	$502.0
Basic earnings per share denominators (in thousands):
Total average common shares outstanding during the period	2,565.5	2,565.7	2,563.3
Average unvested restricted common shares (3)	(31.2)	(33.5)	(36.0)
Basic earnings (losses) per share denominator	2,534.3	2,532.2	2,527.3
Diluted earnings per share denominator (in thousands):
Total average common shares outstanding during the period	2,565.5	2,565.7	2,563.3
Average unvested restricted common shares (3)	(31.2)	(33.5)	(36.0)
Diluted earnings (losses) per share denominator	2,534.3	2,532.2	2,527.3
Basic and diluted earnings per share (in dollars):
Distributed earnings - dividends declared and paid	$1.00	$1.00	$1.00
Undistributed earnings (losses)	429.14	88.79	197.60
Basic and diluted earnings (losses) per share	$430.14	$89.79	$198.60
(1) White Mountains recognizes an adjustment to the carrying value of the redeemable noncontrolling interests to the extent that the carrying value is below the redemption value. When calculating basic and diluted earnings per share, the adjustment for redeemable noncontrolling interests is treated as being akin to a dividend and presented as an adjustment to net income (loss) attributable to White Mountains’s common shareholders.
(2) Restricted shares issued by White Mountains receive dividends, and therefore, are considered participating securities.
(3) Restricted shares outstanding vest upon a stated date. See Note 12 — “Employee Share-Based Incentive Compensation Plans.”

The following table presents the undistributed net earnings (losses) for the years ended December 31, 2025, 2024 and 2023.

	Year Ended December 31,
Millions	2025	2024	2023
Undistributed net earnings:
Net income (loss) attributable to White Mountains’s common shareholders, net of restricted common share amounts	$1,090.1	$227.4	$502.0
Dividends declared, net of restricted common share amounts (1)	(2.5)	(2.5)	(2.5)
Total undistributed net earnings (losses), net of restricted common share amounts	$1,087.6	$224.9	$499.5
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
The WTM Incentive Plan provides for grants of various types of share-based and non-share-based incentive awards to key employees and directors of White Mountains. As of December 31, 2025 and 2024, White Mountains’ share-based incentive compensation awards consist of performance shares and restricted shares.

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
The performance measure used for determining performance share payouts is the growth in compensation value per share (“CVPS”). Prior to 2025, CVPS was calculated as the average of the growth in adjusted book value per share and the growth in intrinsic value per share. Intrinsic value per share is calculated by adjusting White Mountains’s book value per share for differences between the book value of certain assets and liabilities and White Mountains’s estimate of their underlying intrinsic value. Following the deconsolidation of BAM, White Mountains has replaced growth in adjusted book value per share with growth in book value per share in the calculation of CVPS for calendar years beginning with 2025. For example, for the 2023-2025 performance cycle, adjusted book value per share growth would be used in the calculation of CVPS for calendar years 2023 and 2024, and book value per share growth would be used for calendar year 2025.
The following table presents performance share activity for the years ended December 31, 2025, 2024 and 2023 for performance shares granted under the WTM Incentive Plan:

	Year Ended December 31,
	2025		2024		2023
$ in Millions	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	34,859	$71.1	37,031	$69.4	39,449	$67.5
Shares paid or expired (1)	(13,150)	(48.7)	(13,475)	(44.9)	(13,350)	(40.8)
New grants	10,670	—	11,405	—	10,895	—
Forfeitures and cancellations (2)	37	—	(102)	—	37	(.1)
Expense recognized	—	50.8	—	46.6	—	42.8
End of period	32,416	$73.2	34,859	$71.1	37,031	$69.4
(1)WTM performance share payments for the 2022-2024 performance cycle were made in March 2025 at 200% of target. WTM performance share payments for the 2021-2023 performance cycle were made in March 2024 at 188% of target. WTM performance share payments for the 2020-2022 performance cycle were made in March 2023 at 200% of target.
(2)Amounts include changes in assumed forfeitures, as required under GAAP.

During 2025, White Mountains granted 10,670 performance shares for the 2025-2027 performance cycle. During 2024, White Mountains granted 11,405 performance shares for the 2024-2026 performance cycle. During 2023, White Mountains granted 10,895 performance shares for the 2023-2025 performance cycle.

For the 2022-2024 performance cycle, the Company issued common shares for 30 performance shares earned, and all other performance shares earned were settled in cash. For the 2021-2023 performance cycle, the Company issued common shares for 100 performance shares earned, and all other performance shares earned were settled in cash. For the 2020-2022 performance cycle, all performance shares earned were settled in cash. If all outstanding performance shares had vested on December 31, 2025, the total additional compensation cost to be recognized would have been $36.5 million, based on accrual factors as of December 31, 2025 (common share price and payout assumptions).
The following table presents performance shares outstanding and accrued expense for performance shares awarded under the WTM Incentive Plan as of December 31, 2025 for each performance cycle:

	December 31, 2025
$ in Millions	Target Performance Shares Outstanding	Accrued Expense
Performance cycle:
2023 – 2025	10,835	$41.3
2024 – 2026	11,405	23.0
2025 – 2027	10,670	10.0
Sub-total	32,910	74.3
Assumed forfeitures	(494)	(1.1)
Total	32,416	$73.2

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

Restricted Shares

Restricted shares are grants of a specified number of common shares that generally vest at the end of a 34-month service period. The following table presents the unrecognized compensation cost associated with the outstanding restricted share awards under the WTM Incentive Plan for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025		2024		2023
$ in Millions	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value
Non-vested:
Beginning of period	35,390	$19.9	37,595	$16.2	38,350	$15.5
Vested	(13,150)	—	(13,475)	—	(11,650)	—
Issued	10,670	19.6	11,405	20.0	10,895	16.0
Forfeited	—	—	(135)	—	—	—
Expense recognized	—	(18.5)	—	(16.3)	—	(15.3)
End of period	32,910	$21.0	35,390	$19.9	37,595	$16.2

During 2025, White Mountains issued 10,670 restricted shares that vest on January 1, 2028. During 2024, White Mountains issued 11,405 restricted shares that vest on January 1, 2027. During 2023, White Mountains issued 10,895 restricted shares that vest on January 1, 2026. The unamortized issue date fair value as of December 31, 2025 is expected to be recognized ratably over the remaining vesting periods.

Note 13. Common Shareholders’ Equity and Noncontrolling Interests

Common Shares Repurchased and Retired

The Company’s Board of Directors has authorized it to repurchase its common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. The repurchase authorizations do not have a stated expiration date. As of December 31, 2025, White Mountains may repurchase an additional 269,594 shares under these board authorizations. In addition, from time to time White Mountains has also repurchased its common shares through self-tender offers that were separately authorized by its Board of Directors.
During 2025, the Company repurchased 100,581 common shares for $202.5 million at an average share price of $2,013.67, which included 31,420 common shares repurchased under the board authorizations for $59.2 million at an average share price of $1,884.27 and 5,097 common shares repurchased to satisfy employee income tax withholding pursuant to employee benefit plans. In addition, on December 24, 2025, White Mountains completed a “modified Dutch auction” self-tender offer, through which it repurchased 64,064 of its common shares at a purchase price of $2,082.60 per share ($2,050.00 excluding expenses) for a total cost of approximately $133.4 million, including expenses.
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

Common Shares Issued

During 2025, the Company issued a total of 12,110 common shares, which consisted of 10,670 restricted shares issued to key personnel and 1,440 shares issued to directors of the Company.
During 2024, the Company issued a total of 13,100 common shares, which consisted of 11,405 restricted shares issued to key personnel and 1,695 shares issued to directors of the Company.
During 2023, the Company issued a total of 12,461 common shares, which consisted of 10,895 restricted shares issued to key personnel and 1,566 shares issued to directors of the Company.

Dividends on Common Shares

For the years ended December 31, 2025, 2024 and 2023, the Company declared and paid cash dividends totaling $2.6 million, $2.5 million and $2.6 million (or $1.00 per common share).

Noncontrolling Interests

Noncontrolling interests consist of the ownership interests of noncontrolling shareholders in consolidated entities. White Mountains has both redeemable and nonredeemable noncontrolling interests. Noncontrolling interests with optional redemption features that are not within White Mountains’s control are classified as redeemable noncontrolling interests, which are considered temporary equity and presented as mezzanine equity on the balance sheet. Noncontrolling interests that do not have any redemption features are classified as nonredeemable noncontrolling interests, which are considered permanent equity and included in White Mountains’s total equity on the balance sheet. Nonredeemable noncontrolling interests are presented separately from White Mountains’s common shareholders’ equity.

Redeemable Noncontrolling Interests

On September 5, 2028, the third anniversary of the closing of the Distinguished Transaction, certain noncontrolling unitholders will have the option to sell additional units representing 31.4% of Distinguished’s basic units outstanding to White Mountains at the same unit price paid in the Distinguished Transaction less aggregate per unit distributions. As of December 31, 2025, the carrying value of the redeemable noncontrolling interests was $131.5 million, and the redemption value would be $131.5 million if exercised in full.

Nonredeemable Noncontrolling Interests

The following table presents the balance of noncontrolling interests included in White Mountains’s total equity and the related percentage of each consolidated entity’s total equity owned by noncontrolling shareholders as of December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
$ in Millions	Nonredeemable Noncontrolling Percentage (1)	Nonredeemable Noncontrolling Equity	Nonredeemable Noncontrolling Percentage (1)	Nonredeemable Noncontrolling Equity
Nonredeemable noncontrolling interests:
Ark (2)	27.9%	$465.2	27.9%	$410.4
HG Global	3.1%	(18.4)	3.1%	(13.4)
Kudu (3)	8.8%	141.2	9.6%	127.6
Bamboo	—%	—	27.2%	113.6
Distinguished (4)	13.1%	73.7	—	—
Other	various	36.5	various	9.1
Total nonredeemable noncontrolling interests		$698.2		$647.3
(1) The noncontrolling percentage represents the basic ownership interests held by noncontrolling shareholders with the exception of HG Global, for which the noncontrolling percentage represents the preferred share ownership held by noncontrolling shareholders.
(2) As of December 31, 2025 and 2024, Ark’s noncontrolling equity includes $58.6 and $42.9 related to management’s equity incentives.
(3) As of December 31, 2025 and 2024, Kudu’s noncontrolling equity includes $52.3 and $47.9 related to management’s equity incentives.
(4) As of December 31, 2025, Distinguished’s nonredeemable noncontrolling interests include $33.3 related to management’s equity incentives.

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

Ark

The Syndicates are subject to oversight by the Council of Lloyd’s. Ark Syndicate Management Limited is authorized by the U.K.’s Prudential Regulation Authority (the “PRA”) and regulated by the Financial Conduct Authority under the Financial Services and Markets Act 2000. The underwriting capacity of a Member of Lloyd’s must be supported by providing a deposit in the form of cash, securities or letters of credit in an amount determined under the capital adequacy regime of the PRA. This amount is determined by Lloyd’s and is based on each syndicate’s solvency and capital requirement as calculated through its internal model. In addition, if the Funds at Lloyd’s are not sufficient to cover all losses, the Lloyd’s Central Fund provides an additional discretionary level of security for policyholders. As of December 31, 2025, the fair value of Ark’s Funds at Lloyd’s cash and investment deposits totaled $361.6 million.
GAIL is subject to regulation and supervision by the BMA. As of December 31, 2025, GAIL had statutory capital and surplus of $1,700.2 million. GAIL’s minimum statutory capital and surplus requirement established by the BMA was $578.1 million as of December 31, 2025.

WM Outrigger Re

WM Outrigger Re is a special purpose insurer under Bermuda insurance regulations and is subject to regulation and supervision by the BMA. As of December 31, 2025, WM Outrigger Re had statutory capital and surplus of $231.8 million. As a special purpose insurer, Outrigger Re Ltd. has a nominal minimum regulatory capital requirement of $1.

HG Global

HG Re is a special purpose insurer under Bermuda insurance regulations and is subject to regulation and supervision by the BMA. As of December 31, 2025, HG Re had statutory capital and surplus of $731.7 million. As a special purpose insurer, HG Re has a nominal minimum regulatory capital requirement of $1.

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

Ark
During any 12-month period, GAIL, a class 4 licensed Bermuda insurer, has the ability to (i) make capital distributions of up to 15% of its total statutory capital per the previous year’s statutory financial statements or (ii) make dividend payments of up to 25% of its total statutory capital and surplus per the previous year’s statutory financial statements, without prior approval of Bermuda regulatory authorities. Accordingly, GAIL will have the ability to pay a dividend of up to $425.1 million during 2025, which is equal to 25% of its statutory capital and surplus of $1,700.2 million as of December 31, 2025, subject to meeting all appropriate liquidity and solvency requirements and the filing of its December 31, 2025 statutory financial statements. During 2025, GAIL did not pay any dividends to its immediate parent.

HG Global
HG Re is a special purpose insurer subject to regulation and supervision by the BMA. HG Re does not require regulatory approval to pay dividends; however, its dividend capacity is limited to amounts held outside of the Collateral Trusts pursuant to the FLRT with BAM. As of December 31, 2025, HG Re had $3.9 million of net unrestricted cash and short-term investments. As of December 31, 2025, HG Re had $178.5 million of accrued interest on the BAM Surplus Notes held outside the Collateral Trusts. As of December 31, 2025, HG Re had $731.7 million of statutory capital and surplus and $1,006.5 million of assets held in the Collateral Trusts.

Note 15. Segment Information

As of December 31, 2025, White Mountains conducted its operations through four reportable segments: (1) Ark/WM Outrigger, (2) HG Global, (3) Kudu and (4) Distinguished, with its remaining operating businesses, holding companies and other assets included in Other Operations. White Mountains has made its segment determination based on consideration of the following criteria: (i) the nature of the business activities of each of the Company’s subsidiaries and affiliates; (ii) the manner in which the Company’s subsidiaries and affiliates are organized; (iii) the existence of primary managers responsible for specific subsidiaries and affiliates; and (iv) the organization of information provided to the Company’s CODM and the Board of Directors. The Company’s CODM is its Chief Executive Officer. The CODM utilizes each segment's pre-tax income (loss) in assessing each segment's performance and allocating resources. Other measures of segment profitability are also reviewed by the CODM. Significant intercompany transactions among White Mountains’s segments have been eliminated herein.
During the fourth quarter of 2022, Ark sponsored the formation of Outrigger Re Ltd. to provide collateralized reinsurance protection on Ark’s Bermuda global property catastrophe excess of loss portfolio written in the 2023 underwriting year. Ark renewed its quota share reinsurance agreement with Outrigger Re Ltd. for the 2024, 2025 and 2026 underwriting years. White Mountains consolidates its segregated account of Outrigger Re Ltd., WM Outrigger Re, in its financial statements. WM Outrigger Re’s quota share reinsurance agreement with GAIL eliminates in White Mountains’s consolidated financial statements. WM Outrigger Re exclusively provides reinsurance protection to Ark. As a result, WM Outrigger Re was aggregated with Ark within the Ark/WM Outrigger segment starting in 2023. See Note 2 — “Significant Transactions.”
Effective July 1, 2024, White Mountains no longer consolidates BAM. Through June 30, 2024, BAM’s results of operations are presented within the HG Global segment. See Note 2 — “Significant Transactions.”

On December 5, 2025, White Mountains completed the Bamboo Sale Transaction. As a result, White Mountains deconsolidated the Bamboo Group on December 5, 2025, and Bamboo is no longer a reportable segment. Through December 5, 2025, Bamboo’s results of operations are presented within the Bamboo segment. White Mountains’s noncontrolling equity interest in the Bamboo SPV is accounted for at fair value in other long-term investments within Other Operations. See Note 2 — “Significant Transactions.”
On September 2, 2025, White Mountains completed the Distinguished Transaction. As a result, White Mountains began consolidating Distinguished in its financial statements on September 2, 2025. See Note 2 — “Significant Transactions.”
The following tables present White Mountains’s pre-tax financial results by segment for the years ended December 31, 2025, 2024 and 2023:

	Ark/WM Outrigger
Millions	Ark		WM Outrigger Re	HG Global	Kudu	Bamboo (1)	Distinguished (2)	Other Operations	Total
Year Ended December 31, 2025
Earned insurance premiums	$1,612.8		$84.6	$30.8	$—	$26.7	$—	$22.2	$1,777.1
Net investment income (3)	97.4		9.1	27.1	78.7	2.6	1.0	32.1	248.0
Net realized and unrealized investment gains (losses) (3)	124.6		—	23.2	103.5	.6	—	80.0	331.9
Net realized and unrealized investment gains (losses) from investment in MediaAlpha	—		—	—	—	—	—	29.6	29.6
Interest income from BAM Surplus Notes	—		—	29.8	—	—	—	—	29.8
Change in fair value of BAM Surplus Notes	—		—	(37.5)	—	—	—	—	(37.5)
Commission and fee revenues	—		—	—	—	211.4	56.7	16.4	284.5
Net gain on sale of the Bamboo Group	—		—	—	—	—	—	849.3	849.3
Other revenues	15.3		—	.2	1.2	5.0	—	200.6	222.3
Total revenues	1,850.1		93.7	73.6	183.4	246.3	57.7	1,230.2	3,735.0
Loss and loss adjustment expenses	818.8		25.4	—	—	18.0	—	20.0	882.2
Acquisition expenses	371.1		23.1	8.0	—	9.7	—	8.3	420.2
Cost of sales	—		—	—	—	—	—	151.8	151.8
Broker commission expenses	—	—	—	—	—	72.0	22.1	—	94.1
General and administrative expenses (4) (5) (6)	205.0		.1	3.1	17.9	96.8	47.0	236.7	606.6
Change in fair value of contingent consideration	173.0		—	—	—	—	—	—	173.0
Interest expense	17.1		—	17.4	25.9	9.7	5.1	3.2	78.4
Total expenses	1,585.0		48.6	28.5	43.8	206.2	74.2	420.0	2,406.3
Pre-tax income (loss)	$265.1		$45.1	$45.1	$139.6	$40.1	$(16.5)	$810.2	$1,328.7
(1) Bamboo’s results are from January 1, 2025 through December 5, 2025, the date of sale.
(2) Distinguished’s results are from September 2, 2025, the date of acquisition, through December 31, 2025.
(3) Net investment income and net realized and unrealized investment gains (losses) for both Bamboo and Distinguished are included in other revenues in the consolidated statement of operations.
(4) Ark’s general and administrative expenses include $143.9 of other underwriting expenses.
(5) Bamboo’s general and administrative expenses include $12.0 of amortization of other intangible assets.
(6) Distinguished’s general and administrative expenses include $7.8 of amortization of other intangible assets.

	Ark/WM Outrigger			HG Global				Other Operations
Millions	Ark		WM Outrigger Re	HG Global	BAM (1)(2)	Kudu	Bamboo		Total
Year Ended December 31, 2024
Earned insurance premiums	$1,499.8		$88.0	$28.9	$2.8	$—	$39.4	$32.7	$1,691.6
Net investment income (3)	79.4		11.3	23.4	8.8	66.7	2.2	35.6	227.4
Net realized and unrealized investment gains (losses) (3)	50.1		—	(6.4)	(5.1)	51.3	—	57.0	146.9
Net realized and unrealized investment gains (losses) from investment in MediaAlpha	—		—	—	—	—	—	38.0	38.0
Interest income (expense) from BAM Surplus Notes	—		—	29.0	(13.2)	—	—	—	15.8
Change in fair value of BAM Surplus Notes	—		—	.5	—	—	—	—	0.5
Unrealized loss on deconsolidation of BAM	—		—	(114.5)	—	—	—	—	(114.5)
Commission and fee revenues	—		—	—	—	—	134.6	14.8	149.4
Other revenues	22.3		—	.1	1.1	.8	3.6	56.8	84.7
Total revenues	1,651.6	1,651.6	99.3	(39.0)	(5.6)	118.8	179.8	234.9	2,239.8
Losses and loss adjustment expenses	825.9		29.9	—	—	—	20.6	12.1	888.5
Acquisition expenses	283.9		23.2	7.8	.4	—	14.1	12.1	341.5
Cost of sales	—		—	—	—	—	—	29.6	29.6
Broker commission expenses	—		—	—	—	—	51.3	—	51.3
General and administrative expenses (4) (5)	208.3		.1	2.2	33.5	15.4	61.1	169.5	490.1
Change in fair value of contingent consideration	61.3		—	—	—	—	—	—	61.3
Interest expense	19.5		—	16.7	—	22.1	—	2.5	60.8
Total expenses	1,398.9		53.2	26.7	33.9	37.5	147.1	225.8	1,923.1
Pre-tax income (loss)	$252.7		$46.1	$(65.7)	$(39.5)	$81.3	$32.7	$9.1	$316.7
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
(4) Ark’s general and administrative expenses include $136.1 of other underwriting expenses.
(5) Bamboo’s general and administrative expenses include $16.4 of other underwriting expenses.

	Ark/WM Outrigger		HG Global			Other Operations
Millions	Ark	WM Outrigger Re	HG Global	BAM (1)	Kudu		Total
Year Ended December 31, 2023
Earned insurance premiums	$1,305.4	$104.3	$26.0	$5.2	$—	$—	$1,440.9
Net investment income	50.4	11.0	17.1	14.6	71.0	30.1	194.2
Net realized and unrealized investment gains (losses)	85.9	—	13.6	13.0	106.1	188.5	407.1
Net realized and unrealized investment gains (losses) from investment in MediaAlpha	—	—	—	—	—	27.1	27.1
Interest income (expense) from BAM Surplus Notes	—	—	26.2	(26.2)	—	—	—
Commission and fee revenues	—	—	—	—	—	13.2	13.2
Other revenues	.8	—	—	2.9	—	80.5	84.2
Total revenues	1,442.5	115.3	82.9	9.5	177.1	339.4	2,166.7
Loss and loss adjustment expenses	711.2	15.6	—	—	—	—	726.8
Acquisition expenses	251.0	30.5	7.4	1.2	—	—	290.1
Cost of sales	—	—	—	—	—	40.4	40.4
General and administrative expenses (2)	161.7	.3	2.8	66.1	19.4	182.3	432.6
Change in fair value of contingent consideration	48.7	—	—	—	—	—	48.7
Interest expense	21.3	—	16.5	—	21.2	3.7	62.7
Total expenses	1,193.9	46.4	26.7	67.3	40.6	226.4	1,601.3
Pre-tax income (loss)	$248.6	$68.9	$56.2	$(57.8)	$136.5	$113.0	$565.4
(1)    BAM manages its affairs on a statutory accounting basis. BAM’s statutory surplus includes the BAM Surplus Notes and is not reduced by accruals of interest expense on the BAM Surplus Notes. BAM’s statutory surplus is reduced only after a payment of principal or interest has been approved by the NYDFS.
(2)    Ark’s general and administrative expenses include $113.6 of other underwriting expenses.

The following tables present White Mountains’s revenues from external customers by country for the years ended December 31, 2025, 2024 and 2023:

	December 31, 2025
Millions	United States	United Kingdom	Bermuda	Other	Total
Earned insurance premiums	$26.7	$1,045.3	$705.1	$—	$1,777.1
Commission and fee revenues	268.1	—	—	16.4	284.5
Other revenues (1)	198.7	—	—	—	198.7
Total	$493.5	$1,045.3	$705.1	$16.4	$2,260.3
(1)    Amounts include revenues from external customers related to Enterprise Solutions and certain Other Operating Businesses.

	December 31, 2024
Millions	United States	United Kingdom	Bermuda	Other	Total
Earned insurance premiums	$2.8	$956.8	$732.0	$—	$1,691.6
Commission and fee revenues	134.6	—	—	14.8	149.4
Other revenues (1)	55.8	—	—	—	55.8
Total	$193.2	$956.8	$732.0	$14.8	$1,896.8
(1)    Amounts include revenues from external customers related to certain Other Operating Businesses.

	December 31, 2023
Millions	United States	United Kingdom	Bermuda	Other	Total
Earned insurance premiums	$5.2	$791.7	$644.0	$—	$1,440.9
Commission and fee revenues	—	—	—	13.2	13.2
Other revenues (1)	69.0	—	—	—	69.0
Total	$74.2	$791.7	$644.0	$13.2	$1,523.1
(1)    Amounts include revenues from external customers related to certain Other Operating Businesses.

The following table presents White Mountains’s balance sheet information by segment as of December 31, 2025 and 2024:

Millions Selected Balance Sheet Data	Ark/WM Outrigger	HG Global		Kudu	Distinguished	Other Operations		Total
December 31, 2025:
Total investments	$3,926.5	$784.2		$1,313.3	$94.0	$2,205.9	(1)	$8,323.9
Total assets	$6,354.1	$1,236.8		$1,402.3	$735.4	$2,577.9	(2)(3)	$12,306.5
Total liabilities	$4,528.5	$499.5	(2)	$446.9	$307.1	$269.4	(2)(3)	$6,051.4
Redeemable noncontrolling interests	$—	$—		$—	$131.5	$—		$131.5
Total White Mountains’s common shareholders’ equity	$1,360.4	$755.7	(2)	$814.2	$223.1	$2,272.0	(2)	$5,425.4
Nonredeemable noncontrolling interests	$465.2	$(18.4)		$141.2	$73.7	$36.5		$698.2
December 31, 2024:
Total investments	$3,139.7	$667.6		$1,041.9	$—	$1,568.4	(4)	$6,417.6
Total assets	$5,299.0	$1,179.4	(3)	$1,108.4	$—	$2,338.8	(2)(3)	$9,925.6
Total liabilities	$3,664.8	$464.1	(2)	$316.7	$—	$349.0	(2)(3)	$4,794.6
Total White Mountains’s common shareholders’ equity	$1,223.8	$728.7	(2)	$664.1	$—	$1,867.1	(2)	$4,483.7
Nonredeemable noncontrolling interests	$410.4	$(13.4)		$127.6	$—	$122.7		$647.3
(1) Amount excludes investments of $1.0 related to an Other Operating Business that were reclassified to assets held for sale. See Note 20 — “Held for Sale.”
(2) HG Global preferred dividends payable to White Mountains’s subsidiaries is eliminated in White Mountains’s consolidated financial statements. For segment reporting, the HG Global preferred dividends payable to White Mountains’s subsidiaries included within the HG Global segment are eliminated against the offsetting receivable included within Other Operations and therefore added back to White Mountains’s common shareholders’ equity within the HG Global segment. As of December 31, 2025 and 2024, the HG Global preferred dividends payable to White Mountains’s subsidiaries was $527.2 and $462.1.
(3) Amounts include held for sale balances. See Note 20 — “Held for Sale.”
(4) Amounts exclude investments of $58.0 related to the Bamboo Group and $2.0 related to an Other Operating Business that were reclassified to assets held for sale. See Note 20 — “Held for Sale.”

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

WM Outrigger Re

As of December 31, 2025, White Mountains owned 100.0% of WM Outrigger Re’s preferred equity. White Mountains has determined that Outrigger Re Ltd. and its segregated accounts, including WM Outrigger Re, are VIEs. White Mountains is not the primary beneficiary of Outrigger Re Ltd. or its third-party segregated accounts. White Mountains is the primary beneficiary of WM Outrigger Re, as it has both the power to direct the activities that most significantly impact WM Outrigger Re’s economic performance and the obligation to absorb losses, or the right to receive returns, that could potentially be significant to WM Outrigger Re. As a result, White Mountains consolidates WM Outrigger Re’s results in its financial statements. The assets of WM Outrigger Re can only be used to settle the liabilities of WM Outrigger Re, and there is no recourse to the Company for any creditors of WM Outrigger Re. WM Outrigger Re’s obligations under its reinsurance agreement with GAIL are subject to an aggregate limit equal to the assets in its collateral trust at any point in time. As of December 31, 2025, investments of $245.7 million were held in its collateral trust account.

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
BAM’s assets can only be used to settle BAM’s obligations, and general creditors of BAM have no recourse to the Company or HG Global. HG Re’s obligations to BAM under the FLRT are subject to an aggregate limit equal to the assets in the Collateral Trusts at any point in time. As of December 31, 2025, the Collateral Trusts held assets of $1,006.5 million.

Distinguished

As of December 31, 2025, White Mountains had a 55.5% limited partnership interest in Distinguished. White Mountains has determined that Distinguished is a VIE. As a limited partnership, Distinguished is a VIE because the limited partnership interests do not have substantive kick-out rights or participating rights. White Mountains is the primary beneficiary of Distinguished, as it has both the power to direct the activities that most significantly impact Distinguished’s economic performance through its control of Distinguished’s general partner and the obligation to absorb losses, or the right to receive returns, that could potentially be significant to Distinguished through its basic units owned. As a result, White Mountains consolidates Distinguished’s results in its financial statements. The assets of Distinguished can only be used to settle the liabilities of Distinguished, and there is no recourse to the Company for any creditors of Distinguished.

Bamboo SPV

As of December 31, 2025, White Mountains had a 27.9% limited partnership interest in the Bamboo SPV. White Mountains has determined that the Bamboo SPV is a VIE but that White Mountains is not the primary beneficiary and therefore does not consolidate the Bamboo SPV. White Mountains’s ownership interest gives White Mountains the ability to exert significant influence over the significant financial and operating activities of the Bamboo SPV. Accordingly, the Bamboo SPV meets the criteria to be accounted for under the equity method. White Mountains has taken the fair value option for its investment in the Bamboo SPV. Changes in the fair value of the Bamboo SPV are recorded in net realized and unrealized investment gains (losses). As of December 31, 2025, White Mountains’s maximum exposure to loss on its limited partnership interest in the Bamboo SPV is the carrying value of $250.0 million.

PassportCard/DavidShield

As of December 31, 2025, White Mountains’s ownership interest in PassportCard/DavidShield was 53.8%. White Mountains has determined that PassportCard/DavidShield is a VIE but that White Mountains is not the primary beneficiary and therefore does not consolidate PassportCard/DavidShield. The governance structure for PassportCard/DavidShield was designed to give White Mountains and its co-investor equal power to make the decisions that most significantly impact its operations. White Mountains does not have the unilateral power to direct the operations of PassportCard/DavidShield and does not hold a controlling financial interest. White Mountains’s ownership interest gives White Mountains the ability to exert significant influence over the significant financial and operating activities of PassportCard/DavidShield. Accordingly, White Mountains’s investment in PassportCard/DavidShield meets the criteria to be accounted for under the equity method. White Mountains has taken the fair value option for its investment in PassportCard/DavidShield. Changes in the fair value of PassportCard/DavidShield are recorded in net realized and unrealized investment gains (losses). As of December 31, 2025, White Mountains’s maximum exposure to loss on its equity investment in PassportCard/DavidShield and the non-interest-bearing loan to its co-investor is the total carrying value of $180.1 million.

BroadStreet

As of December 31, 2025, White Mountains had a 10.9% limited partnership interest in the BroadStreet SPV. White Mountains has determined that the BroadStreet SPV is a VIE but that White Mountains is not the primary beneficiary and therefore does not consolidate the BroadStreet SPV. White Mountains’s ownership interest gives White Mountains the ability to exert significant influence over the significant financial and operating activities of the BroadStreet SPV. Accordingly, the BroadStreet SPV meets the criteria to be accounted for under the equity method. White Mountains has taken the fair value option for its investment in the BroadStreet SPV, which is measured at NAV as a practical expedient. Changes in the fair value of the BroadStreet SPV are recorded in net realized and unrealized investment gains (losses). As of December 31, 2025, White Mountains’s maximum exposure to loss on its limited partnership interest in the BroadStreet SPV is the carrying value of $160.0 million.

Elementum

As of December 31, 2025, White Mountains had a 26.6% limited partnership interest in Elementum. White Mountains has determined that Elementum is a VIE but that White Mountains is not the primary beneficiary and therefore does not consolidate Elementum. White Mountains’s ownership interest gives White Mountains the ability to exert significant influence over the significant financial and operating activities of Elementum. Accordingly, Elementum meets the criteria to be accounted for under the equity method. White Mountains has taken the fair value option for its investment in Elementum. Changes in the fair value of Elementum are recorded in net realized and unrealized investment gains (losses). As of December 31, 2025, White Mountains’s maximum exposure to loss on its limited partnership interest in Elementum is the carrying value of $35.0 million.

Bamboo CRVs

As of December 31, 2025, White Mountains owned 100.0% of each of the Bamboo CRV’s preferred equity. White Mountains has determined that the Bamboo CRVs are VIEs. White Mountains is the primary beneficiary of the Bamboo CRVs, as it has both the power to direct the activities that most significantly impact the Bamboo CRVs’ economic performance and the obligation to absorb losses, or the right to receive returns, that could potentially be significant to the Bamboo CRVs. As a result, White Mountains consolidates the Bamboo CRVs’ results in its financial statements. The assets of each of the Bamboo CRVs can only be used to settle the respective vehicle’s liabilities, and there is no recourse to the Company for any creditors of the Bamboo CRVs. As of December 31, 2025, the Bamboo CRVs’ obligations under its reinsurance agreements are subject to an aggregate limit of approximately $10.0 million.

Limited Partnerships

White Mountains’s investments in limited partnerships are generally considered VIEs because the limited partnership interests do not have substantive kick-out rights or participating rights. White Mountains does not have the unilateral power to direct the operations of these limited partnerships, and therefore White Mountains is not the primary beneficiary and does not consolidate the limited partnerships. White Mountains has taken the fair value option for its investments in limited partnerships, which are generally measured at NAV as a practical expedient. As of December 31, 2025, White Mountains’s maximum exposure to loss on its investments in limited partnerships is the carrying value of $251.2 million.

Note 17. Equity Method Eligible Investments

White Mountains’s equity method eligible investments includes those in which White Mountains has the ability to exert significant influence over the investee’s operating and financial policies. Under GAAP, equity method eligible investments are considered related parties. White Mountains has generally taken the fair value option for its equity method eligible investments.
The following table presents the ownership interests and carrying values of White Mountains’s equity method eligible investments as of December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
$ in Millions	Ownership Interest	Carrying Value	Ownership Interest	Carrying Value
Kudu’s Participation Contracts (1)	4.1% - 30.0%	$1,285.0	4.1% - 30.0%	$1,008.4
Bamboo SPV	27.9%	250.0	—%	—
Investment in MediaAlpha (2)	27.4%	231.2	26.6%	201.6
PassportCard/DavidShield	53.8%	170.0	53.8%	150.0
BroadStreet SPV	10.9%	160.0	—%	—
Elementum	26.6%	35.0	26.6%	35.0
Other equity method eligible investments (3)	Under 50.0%	266.0	Under 50.0%	243.7
(1) Ownership interest references basic ownership interest with the exception of Kudu’s Participation Contracts, which are generally noncontrolling equity interests in the form of revenue and earnings participation contracts.
(2) MediaAlpha’s ownership interest as of December 31, 2025 is based on the total class A and class B common shares outstanding in MediaAlpha’s Report on Form 10-Q dated October 29, 2025.
(3) Includes certain other unconsolidated entities, private equity funds and an ILS fund.

For the years ended December 31, 2025, 2024 and 2023, White Mountains received dividend and income distributions from equity method eligible investments of $81.8 million, $71.4 million and $67.0 million, which were generally recorded within net investment income in the consolidated statements of operations.

The following tables present aggregated summarized financial information for White Mountains’s investments in equity method eligible unconsolidated entities:

	December 31,
Millions	2025	2024
Balance sheet data (1):
Total assets	$6,429.6	$3,719.1
Total liabilities	$1,303.2	$1,063.9
(1) Financial data for White Mountains’s equity method eligible investees is generally reported on a one-quarter lag.

	Year Ended December 31,
Millions	2025	2024	2023
Income statement data (1):
Total revenues	$2,455.4	$2,011.8	$1,575.4
Total expenses	$1,983.3	$1,634.9	$1,126.2
Net income (loss)	$472.1	$376.9	$449.2
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
    The following table presents the fair value and carrying value of these financial instruments as of December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
Millions	Fair Value	Carrying Value	Fair Value	Carrying Value
Ark 2021 Subordinated Notes	$179.2	$159.7	$173.9	$154.5
HG Global Senior Notes	$153.8	$147.8	$157.2	$147.4
Kudu Credit Facility	$365.3	$350.4	$253.3	$238.6
Distinguished Credit Facility	$131.2	$129.9	$—	$—
Distinguished other debt	$12.2	$10.9	$—	$—
Other Operations debt	$38.0	$38.3	$23.1	$22.0

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

Note 20. Held for Sale

On December 5, 2025, White Mountains completed the Bamboo Sale Transaction. See Note 2 — “Significant Transactions” on page F-19. As a result, the Bamboo Group’s assets and liabilities have been presented as held for sale as of December 31, 2024. The following table summarizes the Bamboo Group’s assets and liabilities classified as held for sale as of December 31, 2024:

Millions	December 31, 2024
Assets held for sale
Fixed maturity investments, at fair value	$40.7
Short-term investments, at fair value	17.3
Total investments	58.0
Cash (restricted $59.5)	74.5
Premiums, commissions and fees receivable	70.0
Goodwill and other intangible assets	355.0
Other assets	28.2
Total assets held for sale	585.7
Liabilities held for sale
Loss and loss adjustment expense reserves	17.8
Unearned insurance premiums	31.5
Premiums and commissions payable	88.1
Other liabilities	30.3
Total liabilities held for sale	167.7
Net assets held for sale	$418.0
In addition, White Mountains reported assets and liabilities held for sale related to the pending sale of an Other Operating Business. As of December 31, 2025 and 2024, amounts held for sale related to this Other Operating Business included $5.0 million and $6.5 million of short-term investments, cash and other assets, as well as $3.6 million and $5.9 million of other liabilities.

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
We assessed the effectiveness of White Mountains’s internal control over financial reporting as of December 31, 2025. Our assessment did not include an assessment of the internal control over financial reporting for certain recent acquisitions. These acquisitions were Enterprise Solutions and Distinguished. The total assets and total revenues excluded from our assessment related to these acquisitions represent approximately 1% and 1%, respectively, of White Mountains’s total assets as of December 31, 2025 and approximately 4% and 2%, respectively, of White Mountains’s total revenues for the year ended December 31, 2025. In making our assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, we have concluded that White Mountains maintained effective internal control over financial reporting as of December 31, 2025.
PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, has audited the effectiveness of White Mountains’s internal control over financial reporting as of December 31, 2025 as stated in their report which appears on page F-81.

February 27, 2026

/s/ LIAM P. CAFFREY	/s/ MICHAEL A. PAPAMICHAEL
Chief Executive Officer (Principal Executive Officer)	Managing Director and Chief Financial Officer (Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of White Mountains Insurance Group, Ltd.
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of White Mountains Insurance Group, Ltd. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income (loss), of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedules listed in the index appearing before page F-1 (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Annual Report on Internal Control over Financial Reporting, management has excluded Enterprise Electric, LLC (“Enterprise Solutions”) and WM Phoenix Parent, L.P. and its subsidiaries (“Distinguished”) from its assessment of internal control over financial reporting as of December 31, 2025, because they were acquired by the Company in purchase business combinations during 2025. We have also excluded Enterprise Solutions and Distinguished from our audit of internal control over financial reporting. Enterprise Solutions and Distinguished are majority-owned subsidiaries whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent approximately 1% and 1% of total assets, respectively and approximately 4% and 2% of total revenues, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2025.

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

Valuation of Certain Other Long-Term Investments

As described in Notes 1 and 3 to the consolidated financial statements, as of December 31, 2025, the Company's other long-term investments consisted primarily of unconsolidated entities, and the fair values of the most significant of these investments consist of DavidShield PassportCard Ltd. and its subsidiaries (“PassportCard/DavidShield”) for $170.0 million and certain participation contracts of Kudu Investment Management, LLC and its subsidiaries (“Kudu”), representing a portion of the total of Kudu's Participation Contracts of $1,285.0 million.

Management uses a discounted cash flow analysis to determine the fair value of these other long-term investments. Key inputs to the discounted cash flow analysis generally include (i) projections of future revenues and earnings, discount rates, and terminal revenue growth rates for PassportCard/DavidShield and (ii) projections of future revenues and earnings of Kudu's investees, discount rates, and terminal cash flow exit multiples for certain of Kudu's Participation Contracts.

The principal considerations for our determination that performing procedures relating to the valuation of certain other long-term investments is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of these other long-term investments; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management's significant assumptions related to (a) projections of future revenues and earnings, discount rates, and terminal revenue growth rates for PassportCard/DavidShield and (b) projections of future revenues and earnings of Kudu's investees, discount rates and terminal cash flow exit multiples for certain of Kudu's Participation Contracts; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of certain other long-term investments, including controls over the Company's determination of significant assumptions. These procedures also included, among others, (i) testing the completeness and accuracy of the underlying data provided by management; (ii) evaluating the reasonableness of management's significant assumptions related to (a) projections of future revenues and earnings and terminal revenue growth rates for PassportCard/DavidShield and (b) projections of future revenues and earnings of Kudu's investees and terminal cash flow exit multiples for certain of Kudu's Participation Contracts; and (iii) the involvement of professionals with specialized skill and knowledge to assist in developing an independent fair value range for each of the aforementioned investments using independently determined assumptions related to discount rates and comparing the independent fair value range to management's estimate.

Valuation of Loss and Loss Adjustment Expense (“LAE”) Reserves - Ark

As described in Notes 1 and 5 to the consolidated financial statements, loss and LAE reserves, including estimates for amounts incurred but not reported, are based on management's best estimate of the ultimate costs to settle claims, including the effects of inflation and other societal and economic factors. The Company's loss and LAE reserves as of December 31, 2025 for Ark Insurance Holdings Limited and its subsidiaries ("Ark") were $2,481.0 million. Management estimates the ultimate loss and LAE using various generally accepted actuarial methods applied to known losses and other relevant information. Ultimate loss and LAE are generally determined by extrapolation of claim emergence and settlement patterns observed in the past that can reasonably be expected to persist in the future. Management considers the Company's own experience, particularly claims development experience, such as trends in case reserves, payments on and closing of claims, as well as changes in business mix and coverage limits as the most important information for estimating its reserves. External market data is used to supplement or corroborate the Company's own experience. Ultimate loss and LAE for major losses and catastrophes are estimated based on the known and expected exposures to the loss event. Incurred but not reported reserves are adjusted as additional information becomes known or payments are made.

The principal considerations for our determination that performing procedures relating to the valuation of the loss and LAE reserves for Ark is a critical audit matter are (i) the significant judgment by management when developing the estimates of loss and LAE reserves; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management's actuarial methods and significant assumptions related to trends in case reserves, payments on and closing of claims, and changes in business mix and coverage limits; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of the loss and LAE reserves, including controls over management's actuarial methods and development of significant assumptions. These procedures also included, among others, (i) testing the completeness and accuracy of the underlying data provided by management and the relevance and reliability of the industry data and (ii) the involvement of professionals with specialized skill and knowledge to assist in evaluating the reasonableness of management's estimates by performing one or a combination of procedures, including (a) developing an independent estimate of the reserves for loss and LAE on a sample basis and comparing the independent estimate to management's actuarially determined reserves; (b) evaluating the appropriateness of management's actuarial methods and the reasonableness of management's significant assumptions related to trends in case reserves, payments on and closing of claims and changes in business mix and coverage limits by considering historical data, loss development patterns, industry data and other benchmarks; and (c) evaluating the consistency of management's actuarial methods period-over-period.

Valuation of Build America Mutual (“BAM”) Surplus Notes

As described in Notes 2 and 10 to the consolidated financial statements, on July 1, 2024 HG Re Ltd. (“HG Re”) and BAM amended the terms of the first loss reinsurance treaty with respect to certain governance rights held by HG Re. As a result, and in combination with other governance changes at BAM, the Company no longer consolidates BAM as of July 1, 2024. Upon deconsolidation, the Company elected the fair value option for the surplus notes issued by BAM (the "BAM Surplus Notes"). As of December 31, 2025, the estimated fair value of the BAM Surplus Notes was $339.0 million. Management estimates the fair value of the BAM Surplus Notes using a discounted cash flow analysis which depends on key inputs, such as projections of future revenues and earnings for BAM, expected payments on the BAM Surplus Notes through maturity and a discount rate to reflect time value and the related uncertainty of the repayment pattern. The expected payments on the BAM Surplus Notes are based on management judgment, considering current performance, budgets and projected future results. The discount rate considers comparably-rated companies and instruments, adjusted for risks specific to BAM and the BAM Surplus Notes.

The principal considerations for our determination that performing procedures relating to the valuation of the BAM Surplus Notes is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the BAM Surplus Notes; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management's significant assumptions related to projections of future revenues and earnings for BAM, expected payments on the BAM Surplus Notes through maturity and the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of the BAM Surplus Notes, including controls over the Company's determination of significant assumptions. These procedures also included, among others, (i) testing the completeness and accuracy of the underlying data provided by management; (ii) evaluating the reasonableness of the significant assumptions used by management related to projections of future revenues and earnings for BAM, as well as expected payments on the BAM Surplus Notes through maturity, by considering BAM's historical performance, current performance, budgets, and projected future results; and (iii) the involvement of professionals with specialized skill and knowledge to assist in developing an independent fair value range for the BAM Surplus Notes using independently determined assumptions related to the discount rate and comparing the independent fair value range to management's estimate.

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
February 27, 2026
We have served as the Company’s auditor since 1999.

SCHEDULE I

WHITE MOUNTAINS INSURANCE GROUP, LTD.
SUMMARY OF INVESTMENTS—OTHER THAN
INVESTMENTS IN RELATED PARTIES
As of December 31, 2025

Millions	Cost or Amortized Cost	Carrying Value	Fair Value
Fixed maturity investments:
U.S. Government and agency obligations	$459.7	$460.3	$460.3
Debt securities issued by corporations	1,534.9	1,537.7	1,537.7
Mortgage and asset-backed securities	405.1	393.0	393.0
Collateralized loan obligations	343.9	347.0	347.0
Foreign government and agency obligations	31.2	32.5	32.5
Total fixed maturity investments	2,774.8	2,770.5	2,770.5
Short-term investments	1,881.2	1,881.7	1,881.7
Investment in MediaAlpha (1)	59.2	231.2	231.2
Common equity securities:
Industrial, Miscellaneous and Other	353.7	452.3	452.3
Exchange traded funds	30.6	30.7	30.7
Total common equity securities	384.3	483.0	483.0
Other long-term investments (2)	2,378.8	2,958.5	2,958.5
Total investments	$7,478.3	$8,324.9	$8,324.9
(1) Under GAAP, equity method eligible investments are considered related parties. White Mountains’s Investment in MediaAlpha is equity method eligible. See Note 17 — “Equity Method Eligible Investments.”
(2) Includes equity method eligible investments with a cost and carrying value of $1,727.3 and $2,375.1.

Schedules of the Registrant should be read in conjunction with the Consolidated Financial Statements and Notes.

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

CONDENSED BALANCE SHEETS (1)

	December 31,
Millions	2025	2024
Assets:
Cash	$.4	$.1
Fixed maturity investments, at fair value	35.3	70.0
Common equity securities, at fair value	11.7	234.7
Short-term investments, at fair value	55.1	62.4
Other long-term investments	50.1	74.0
Net receivable due from subsidiaries	—	118.3
Other assets	5.3	4.6
Investments in consolidated and unconsolidated subsidiaries	5,330.6	3,943.9
Net assets held for sale	1.4	.6
Total assets	$5,489.9	$4,508.6
Liabilities:
Net payable due to subsidiaries	$32.4	$—
Other liabilities	32.1	24.9
Total liabilities	64.5	24.9
Equity:
Total White Mountains’s common shareholders’ equity	5,425.4	4,483.7
Total liabilities and equity	$5,489.9	$4,508.6
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

SCHEDULE II (continued)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (1)

	Year Ended December 31,
Millions	2025	2024	2023
Revenues (including realized and unrealized gains and losses)	$28.9	$50.7	$81.7
Expenses	81.6	51.8	60.5
Pre-tax income (loss)	(52.7)	(1.1)	21.2
Income tax (expense) benefit	(.2)	(.8)	(1.2)
Net income (loss)	(52.9)	(1.9)	20.0
Equity in earnings (losses) from consolidated and unconsolidated subsidiaries, net of tax	1,159.3	232.3	489.2
Net income (loss) attributable to White Mountains’s common shareholders	1,106.4	230.4	509.2
Equity in other comprehensive income (loss) from consolidated and unconsolidated subsidiaries, net of tax	2.5	(.1)	1.9
Comprehensive income (loss) attributable to White Mountains’s common shareholders	$1,108.9	$230.3	$511.1
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

SCHEDULE II (continued)

CONDENSED STATEMENTS OF CASH FLOWS (1)

	Year Ended December 31,
Millions	2025	2024	2023
Net income (loss) attributable to White Mountains’s common shareholders	$1,106.4	$230.4	$509.2
Charges (credits) to reconcile net income to net cash from operations:
Net realized and unrealized investment (gains) losses	(15.8)	(50.5)	(78.9)
Equity in (earnings) losses from consolidated and unconsolidated subsidiaries, net of tax	(1,159.3)	(232.3)	(489.2)
Amortization of restricted share awards	18.5	16.3	15.3
Net other non-cash reconciling items	(1.1)	(1.1)	(2.6)
Distributions of accumulated earnings from consolidated subsidiaries	29.9	24.2	17.3
Net other operating activities (2)	14.2	(17.1)	9.2
Net cash provided from (used for) operations	(7.2)	(30.1)	(19.7)
Cash flows from investing activities:
Net change in short-term investments (3)(4)(5)	41.1	133.9	(63.8)
Purchases of investment securities	—	(107.9)	(125.0)
Maturities, calls, paydowns and sales of investment securities	305.6	100.0	335.4
Purchases of investment securities from subsidiaries (4)	(8.0)	(12.0)	—
Release of cash (pre-funding) of investment purchases	—	—	70.0
Net issuance of debt (to) from subsidiaries (5)(6)	(279.0)	(224.1)	(132.5)
Net repayment of debt (to) from subsidiaries (6)	187.9	209.2	31.4
Net distributions from (contributions to) subsidiaries (3)(5)	(34.9)	(58.8)	(60.3)
Net cash provided from (used for) investing activities	212.7	40.3	55.2
Cash flows from financing activities:
Repurchases and retirement of common shares	(202.6)	(7.9)	(32.7)
Cash dividends paid to common shareholders	(2.6)	(2.5)	(2.6)
Net cash provided from (used for) financing activities	(205.2)	(10.4)	(35.3)
Net change in cash during the year	.3	(.2)	.2
Cash balance at beginning of year	.1	.3	.1
Cash balance at end of year	$.4	$.1	$.3
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
(2) For 2025, 2024 and 2023, net other operating activities also included $8.1, $(14.4) and $8.4 of net changes in payables (receivables) to the Company’s subsidiaries. During 2023, the Company made a non-cash payment in fixed maturity investments of $10.0 for a payable due to its wholly-owned subsidiary, White Mountains Lafayette Holdings, Inc. (“WM Lafayette”).
(3)    During 2025, the Company made cash contributions to its wholly-owned subsidiaries White Mountains Investments (Bermuda), Ltd. (“WMIB”) of $35.0 and a non-cash contribution of $875.0 to WM Hinson by contributing all of its shares of WM Birkdale Ltd. (“WM Birkdale”). Also during 2025, a partial cash distribution of $30.0 from WMIB, which included $29.9 of short-term investments and $0.1 of cash. During 2024, the Company made cash contributions to its wholly-owned subsidiaries WMIB of $4.3 and non-cash contributions of $18.7 in short-term investments and cash contributions to its wholly-owned subsidiaries WM Hinson (Bermuda) Ltd. (“WM Hinson”) of $47.0. Also during 2024, the Company made cash contributions to its subsidiary WM Webster Holdings, Inc (“WM Webster”) of $7.5 and non-cash contributions of $4.9 in short-term investments. During 2024, the Company received a $319.5 distribution from its wholly-owned subsidiary WM Adams Holdings, Inc (“WM Adams”), which included cash of $0.2, short-term investments of $17.2, 3.5% ownership of its subsidiary WM Madison, Inc (“WM Madison”) of $2.1 and 94.2% ownership of its subsidiary WM Taylor Holdings, Inc (“WM Taylor”) of $300.0. Subsequently, the Company contributed its wholly-owned subsidiary WM Webster to WM Taylor.
(4)    During 2025, the Company purchased $8.0 of fixed maturity investments from WM Lafayette and $9.9 of short-term investments from WM Pierce Holdings, Inc. During 2024, the Company purchased $12.0 of fixed maturity investments, which included $8.0 from White Mountains Investments (Luxembourg) S.a.r.l. (“WMIL”) and $4.0 from WM Birkdale.
(5) During 2025, the Company had issuances of debt of $235.0 in cash to WMIL under a new promissory note. Subsequently, the Company contributed the promissory note to WM Hinson.
(6)    During 2025, the Company had issuances of debt of $90.0 to WM Hinson and $4.0 to HG Global and WM Hinson had issuances of debt of $50.0 to the Company. During 2025, the Company received repayments of debt of $183.9 from WM Hinson and $4.0 from HG Global. During 2024, the Company had issuances of debt of $208.9 to WM Hinson and $15.2 to HG Global. During 2024, the Company received repayments of debt of $190.0 from WM Hinson and $19.2 from HG Global. During 2023, the Company had issuances of debt of $20.0 to WM Hinson and $7.5 to HG Global. During 2023, the Company received repayments of debt of $42.4 in cash and $107.6 in investments ($45.9 in fixed maturity investments and $61.7 short-term investments) from WM Hinson and $9.5 from HG Global. Also, during 2023, the Company made repayments of debt of $20.5 in cash and $73.8 in investments ($36.9 in fixed maturity investments and $36.9 in short-term investments) to WM Birkdale. Also, in 2023, the Company had issuances of debt of $105.0 in cash to WMIL under a new promissory note. Subsequently, the Company contributed the promissory note to WM Birkdale.

Schedules of the Registrant should be read in conjunction with the Consolidated Financial Statements and Notes.

SCHEDULE III

WHITE MOUNTAINS INSURANCE GROUP, LTD.
SUPPLEMENTARY INSURANCE INFORMATION

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J	Column K
Millions	Deferred Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premiums Earned	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Premiums Written
Years ended:
December 31, 2025
Ark/WM Outrigger	$211.1	$2,481.0	$1,026.1	$—	$1,697.4	$106.5	$844.2	$374.4	$143.9	$1,811.6
HG Global	96.9	—	327.9	—	30.8	27.1	—	8.0	—	61.4
Bamboo Captive (1)	—	—	—	—	26.7	1.8	18.0	9.7	—	16.1
Bamboo CRV	2.5	13.6	9.6	—	22.2	1.5	20.0	8.3	—	1.4
December 31, 2024
Ark/WM Outrigger	165.2	2,127.5	853.3	—	1,587.8	90.7	855.8	294.1	136.1	1,679.1
HG Global	86.6	—	297.3	—	31.7	32.2	—	8.2	.2	56.0
Bamboo Captive	10.2	17.8	31.5	—	39.4	1.4	20.6	14.1	—	50.0
Bamboo CRV	5.8	12.1	29.0	—	32.7	.4	12.1	12.1	—	61.7
December 31, 2023
Ark/WM Outrigger	145.3	1,605.1	743.6	—	1,409.7	61.4	726.8	273.1	113.6	1,520.9
HG Global	40.1	—	325.8	—	31.2	31.7	—	8.6	.4	58.6
(1) The Bamboo Captive’s results are from January 1, 2025 through December 5, 2025, the date of sale.

Schedules of the Registrant should be read in conjunction with the Consolidated Financial Statements and Notes.

SCHEDULE IV

WHITE MOUNTAINS INSURANCE GROUP, LTD.
REINSURANCE

Column A	Column B	Column C	Column D	Column E	Column F
$ in Millions Premiums Earned	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year ended:
December 31, 2025
Ark/WM Outrigger	$1,130.9	$(632.4)	$1,198.9	$1,697.4	70.6%
HG Global	—	—	30.8	30.8	100.0
Bamboo Captive (1)	—	(2.0)	28.7	26.7	107.5
Bamboo CRVs	—	—	22.2	22.2	100.0
December 31, 2024
Ark/WM Outrigger	1,004.2	(504.6)	1,088.2	1,587.8	68.5
HG Global	15.8	—	15.9	31.7	50.2
Bamboo Captive	—	(4.0)	43.4	39.4	110.2
Bamboo CRV	—	—	32.7	32.7	100.0
December 31, 2023
Ark/WM Outrigger	848.1	(364.0)	925.6	1,409.7	65.7
HG Global	28.7	—	2.5	31.2	8.0
(1) The Bamboo Captive’s results are from January 1, 2025 through December 5, 2025, the date of sale.

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
Years ended:

Ark/WM Outrigger
December 31, 2025
Reinsurance recoverables:
Allowance for uncollectible balances	$10.2	$1.4	$—	$—	$11.6
December 31, 2024
Reinsurance recoverables:
Allowance for uncollectible balances	7.7	2.5	—	—	10.2
December 31, 2023
Reinsurance recoverables:
Allowance for uncollectible balances	7.8	(.2)	—	.1	7.7

(1)Represents net collections (charge-offs) of balances receivable and foreign currency translation.

Schedules of the Registrant should be read in conjunction with the Consolidated Financial Statements and Notes.

SCHEDULE VI

WHITE MOUNTAINS INSURANCE GROUP, LTD.
SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND CASUALTY INSURANCE OPERATIONS
(Millions)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H		Column I	Column J	Column K
	Deferred acquisition costs	Reserves for Unpaid Claims and Claims Adjustment Expenses	Discount, if any, deducted in Column C	Unearned Premiums	Earned Premiums	Net investment income	Claims and Claims Adjustment Expenses Incurred Related to		Amortization of deferred policy acquisition costs	Paid Claims and Claims Adjustment Expenses	Net Premiums written
Affiliation with registrant							Current Year	Prior Year
Ark/WM Outrigger
2025	$211.1	$2,481.0	$—	$1,026.1	$1,697.4	$106.5	$956.9	$(112.7)	$374.4	$585.7	$1,811.6
2024	165.2	2,127.5	—	853.3	1,587.8	90.7	914.4	(58.6)	294.1	416.7	1,679.1
2023	145.3	1,605.1	—	743.6	1,409.7	61.4	706.9	19.9	273.1	407.9	1,520.9
Bamboo Captive (1)
2025	$—	$—	$—	$—	$26.7	$1.8	$16.0	$2.0	$9.7	$27.2	$16.1
2024	10.2	17.8	—	31.5	39.4	1.4	17.3	3.3	14.1	12.0	50.0
2023	—	—	—	—	—	—	—	—	—	—	—
Bamboo CRVs
2025	$2.5	$13.6	$—	$9.6	$22.2	$1.5	$16.2	$3.8	$8.3	$16.4	$1.4
2024	5.8	12.1	—	29.0	32.7	.4	12.1	—	12.1	—	61.7
2023	—	—	—	—	—	—	—	—	—	—	—
(1) The Bamboo Captive’s results are from January 1, 2025 through December 5, 2025, the date of sale.

Schedules of the Registrant should be read in conjunction with the Consolidated Financial Statements and Notes.