Form 10-Q
period 2026-03-31
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2026-05-06
CIK 776867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2026

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

As of May 1, 2026, 2,476,670 common shares with a par value of $1.00 per share were outstanding (which includes 31,690 restricted common shares that were not vested at such date).

WHITE MOUNTAINS INSURANCE GROUP, LTD.

Part I.FINANCIAL INFORMATION.
Item 1.Financial Statements
WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

Millions, except share and per share amounts	March 31, 2026	December 31, 2025
Assets
P&C Insurance and Reinsurance (Ark/WM Outrigger)
Fixed maturity investments, at fair value	$1,870.0	$1,917.9
Common equity securities, at fair value	399.2	452.3
Short-term investments, at fair value	900.5	866.6
Other long-term investments	737.7	689.7
Total investments	3,907.4	3,926.5
Cash (restricted $3.0 and $1.1)	97.3	104.8
Reinsurance recoverables	1,179.3	836.1
Insurance premiums receivable	1,307.4	848.4
Deferred acquisition costs	300.2	211.1
Goodwill and other intangible assets	292.5	292.5
Other assets	136.6	134.7
Total P&C Insurance and Reinsurance assets	7,220.7	6,354.1
Asset Management (Kudu)
Short-term investments, at fair value	20.9	21.9
Other long-term investments	1,358.8	1,291.4
Total investments	1,379.7	1,313.3
Cash	13.8	34.5
Accrued investment income	23.6	25.3
Goodwill and other intangible assets	7.6	7.7
Other assets	22.4	21.5
Total Asset Management assets	1,447.1	1,402.3
Financial Guarantee (HG Global)
Fixed maturity investments, at fair value	705.2	693.4
Short-term investments, at fair value	85.6	90.8
Total investments	790.8	784.2
Cash	.2	.1
BAM Surplus Notes, at fair value	345.9	339.0
Insurance premiums receivable	7.8	11.4
Deferred acquisition costs	97.3	96.9
Other assets	5.6	5.2
Total Financial Guarantee assets	1,247.6	1,236.8
Specialty Insurance Distribution (Distinguished)
Short-term investments, at fair value	66.1	94.0
Total investments	66.1	94.0
Cash (restricted $0.1 and $0.1)	.5	2.7
Premiums, commissions and fees receivable	45.9	45.7
Goodwill and other intangible assets	571.5	577.7
Other assets	17.1	15.3
Total Specialty Insurance Distribution assets	701.1	735.4
Other Operations
Fixed maturity investments, at fair value	310.9	159.2
Common equity securities, at fair value	147.3	30.7
Investment in MediaAlpha, at fair value	166.1	231.2
Short-term investments, at fair value	428.1	807.4
Other long-term investments	1,157.0	977.4
Total investments	2,209.4	2,205.9
Cash	24.1	42.8
Goodwill and other intangible assets	140.1	142.3
Other assets	174.3	181.9
Assets held for sale - Other	4.5	5.0
Total Other Operations assets	2,552.4	2,577.9
Total assets	$13,168.9	$12,306.5
See Notes to Consolidated Financial Statements.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(Unaudited)

Millions, except share and per share amounts	March 31, 2026	December 31, 2025
Liabilities
P&C Insurance and Reinsurance (Ark/WM Outrigger)
Loss and loss adjustment expense reserves	$2,585.6	$2,481.0
Unearned insurance premiums	1,613.5	1,026.1
Debt	159.3	159.7
Reinsurance payable	610.3	286.2
Contingent consideration	338.3	328.3
Other liabilities	234.4	247.2
Total P&C Insurance and Reinsurance liabilities	5,541.4	4,528.5
Asset Management (Kudu)
Debt	350.6	350.4
Other liabilities	105.4	96.5
Total Asset Management liabilities	456.0	446.9
Financial Guarantee (HG Global)
Unearned insurance premiums	328.5	327.9
Debt	147.9	147.8
Other liabilities	23.4	23.8
Total Financial Guarantee liabilities	499.8	499.5
Specialty Insurance Distribution (Distinguished)
Debt	140.8	140.8
Premiums and commissions payable	76.3	81.3
Other liabilities	67.5	85.0
Total Specialty Insurance Distribution liabilities	284.6	307.1
Other Operations
Loss and loss adjustment expense reserves	12.2	13.6
Unearned insurance premiums	10.8	9.6
Debt	36.2	38.3
Accrued incentive compensation	50.8	102.9
Other liabilities	98.2	101.4
Liabilities held for sale - Other	2.9	3.6
Total Other Operations liabilities	211.1	269.4
Total liabilities	6,992.9	6,051.4
Redeemable noncontrolling interests	131.5	131.5
Equity
White Mountains’s common shareholders’ equity
White Mountains’s common shares at $1 par value per share - authorized 50,000,000 shares; issued and outstanding 2,476,670 and 2,479,677 shares	2.5	2.5
Paid-in surplus	578.8	576.5
Retained earnings	4,790.8	4,845.6
Accumulated other comprehensive income (loss), after-tax:
Net unrealized gains (losses) from foreign currency translation	1.4	.8
Total White Mountains’s common shareholders’ equity	5,373.5	5,425.4
Nonredeemable noncontrolling interests	671.0	698.2
Total equity	6,044.5	6,123.6
Total liabilities, redeemable noncontrolling interests and equity	$13,168.9	$12,306.5
See Notes to Consolidated Financial Statements including Note 13 — “Noncontrolling Interests” and Note 18 — “Commitments and Contingencies.”

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
Millions	2026	2025
Revenues:
P&C Insurance and Reinsurance (Ark/WM Outrigger)
Earned insurance premiums	$373.8	$358.0
Net investment income	28.7	23.5
Net realized and unrealized investment gains (losses)	(32.9)	29.5
Other revenues	6.7	2.2
Total P&C Insurance and Reinsurance revenues	376.3	413.2

Asset Management (Kudu)
Net investment income	20.8	19.4
Net realized and unrealized investment gains (losses)	42.0	44.0
Other revenues	.2	.4
Total Asset Management revenues	63.0	63.8

Financial Guarantee (HG Global)
Earned insurance premiums	7.7	8.2
Net investment income	7.7	6.3
Net realized and unrealized investment gains (losses)	(5.2)	10.0
Interest income from BAM Surplus Notes	6.9	7.5
Other revenues	.1	.1
Total Financial Guarantee revenues	17.2	32.1

Specialty Insurance Distribution (Distinguished)
Commission and fee revenues	39.6	—
Other revenues	.7	—
Total Specialty Insurance Distribution revenues	40.3	—

P&C Insurance Distribution (Bamboo)
Commission and fee revenues	—	44.2
Earned insurance premiums	—	14.9
Other revenues	—	2.3
Total P&C Insurance Distribution revenues	—	61.4

Other Operations
Earned insurance premiums	3.4	13.9
Net investment income	13.5	9.7
Net realized and unrealized investment gains (losses)	6.9	2.8
Net realized and unrealized investment gains (losses) from investment in MediaAlpha	(65.2)	(36.6)
Commission and fee revenues	3.6	3.9
Net gain on sale of the Bamboo Group	2.4	—
Other revenues	56.4	13.6
Total Other Operations revenues	21.0	7.3
Total revenues	$517.8	$577.8
See Notes to Consolidated Financial Statements.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(Unaudited)

	Three Months Ended March 31,
Millions	2026	2025
Expenses:
P&C Insurance and Reinsurance (Ark/WM Outrigger)
Loss and loss adjustment expenses	$206.7	$233.5
Acquisition expenses	98.8	83.5
General and administrative expenses	47.5	35.9
Change in fair value of contingent consideration	10.0	9.7
Interest expense	4.1	4.2
Total P&C Insurance and Reinsurance expenses	367.1	366.8

Asset Management (Kudu)
General and administrative expenses	4.2	4.0
Interest expense	7.1	6.4
Total Asset Management expenses	11.3	10.4

Financial Guarantee (HG Global)
Acquisition expenses	2.1	1.9
General and administrative expenses	.7	.6
Interest expense	3.6	4.6
Total Financial Guarantee expenses	6.4	7.1

Specialty Insurance Distribution (Distinguished)
Broker commission expenses	17.2	—
General and administrative expenses	37.2	—
Interest expense	3.5	—
Total Specialty Insurance Distribution expenses	57.9	—

P&C Insurance Distribution (Bamboo)
Broker commission expenses	—	15.5
Loss and loss adjustment expenses	—	10.9
Acquisition expenses	—	6.6
General and administrative expenses	—	20.0
Interest expense	—	2.1
Total P&C Insurance Distribution expenses	—	55.1

Other Operations
Loss and loss adjustment expenses	.3	17.4
Acquisition expenses	1.3	5.1
Cost of sales	42.7	7.5
General and administrative expenses	55.3	35.5
Interest expense	1.0	.5
Total Other Operations expenses	100.6	66.0
Total expenses	543.3	505.4
Pre-tax income (loss)	(25.5)	72.4
Income tax (expense) benefit	(.8)	(9.6)
Net income (loss)	(26.3)	62.8
Net (income) loss attributable to noncontrolling interests	(.9)	(28.9)
Net income (loss) attributable to White Mountains’s common shareholders	$(27.2)	$33.9
See Notes to Consolidated Financial Statements.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
Millions, except per share amounts	2026	2025
Net income (loss) attributable to White Mountains’s common shareholders	$(27.2)	$33.9
Other comprehensive income (loss), net of tax	1.0	2.0
Comprehensive income (loss)	(26.2)	35.9
Other comprehensive (income) loss attributable to noncontrolling interests	(.4)	(.8)
Comprehensive income (loss) attributable to White Mountains’s common shareholders	$(26.6)	$35.1

	Three Months Ended March 31,
	2026	2025
Earnings (loss) per share attributable to White Mountains’s common shareholders:
Basic earnings (loss) per share	$(12.59)	$13.19
Diluted earnings (loss) per share	$(12.59)	$13.19
Dividends declared and paid per White Mountains’s common share	$1.00	$1.00
See Notes to Consolidated Financial Statements.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	White Mountains’s Common Shareholders’ Equity
Millions	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Nonredeemable noncontrolling interest	Total Equity	Redeemable noncontrolling interest
Balances as of January 1, 2026	$579.0	$4,845.6	$.8	$5,425.4	$698.2	$6,123.6	$131.5
Net income (loss)	—	(27.2)	—	(27.2)	4.8	(22.4)	(3.9)
Other comprehensive income (loss), net of tax	—	—	.6	.6	.4	1.0	—
Total comprehensive income (loss)	—	(27.2)	.6	(26.6)	5.2	(21.4)	(3.9)
Dividends declared on common shares	—	(2.5)	—	(2.5)	—	(2.5)	—
Dividends declared to noncontrolling interests	—	—	—	—	(14.6)	(14.6)	—
Repurchases and retirements of common shares	(2.9)	(23.0)	—	(25.9)	—	(25.9)	—
Amortization of restricted share awards	4.1	—	—	4.1	—	4.1	—
Recognition of equity-based compensation expense of subsidiaries	.4	—	—	.4	3.8	4.2	—
Net contributions (distributions) and dilution from other noncontrolling interests	.7	1.8	—	2.5	(21.9)	(19.4)	—
Adjustments of redeemable noncontrolling interest	—	(3.9)	—	(3.9)	—	(3.9)	3.9
Acquisition of noncontrolling interests	—	—	—	—	.3	.3	—
Balances as of March 31, 2026	$581.3	$4,790.8	$1.4	$5,373.5	$671.0	$6,044.5	$131.5

	White Mountains’s Common Shareholders’ Equity
Millions	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Nonredeemable noncontrolling interest	Total Equity
Balances as of January 1, 2025	$566.4	$3,919.0	$(1.7)	$4,483.7	$647.3	$5,131.0
Net income (loss)	—	33.9	—	33.9	28.9	62.8
Other comprehensive income (loss), net of tax	—	—	1.2	1.2	.8	2.0
Total comprehensive income (loss)	—	33.9	1.2	35.1	29.7	64.8
Dividends declared on common shares	—	(2.6)	—	(2.6)	—	(2.6)
Dividends declared to noncontrolling interests	—	—	—	—	(13.9)	(13.9)
Repurchases and retirements of common shares	(1.1)	(8.8)	—	(9.9)	—	(9.9)
Amortization of restricted share awards	3.8	—	—	3.8	—	3.8
Recognition of equity-based compensation expense of subsidiaries	1.1	—	—	1.1	.4	1.5
Net contributions (distributions) and dilution from other noncontrolling interests	(3.1)	1.5	—	(1.6)	(33.4)	(35.0)
Balances as of March 31, 2025	$567.1	$3,943.0	$(.5)	$4,509.6	$630.1	$5,139.7
See Notes to Consolidated Financial Statements.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
Millions	2026	2025
Cash flows from operations:
Net income (loss)	$(26.3)	$62.8
Adjustments to reconcile net income to net cash provided from (used for) operations:
Net realized and unrealized investment (gains) losses	(10.8)	(86.6)
Net realized and unrealized investment (gains) losses from investment in MediaAlpha	65.2	36.6
Net gain on sale of the Bamboo Group	(2.4)	—
Change in fair value of Ark’s contingent consideration	10.0	9.7
Interest income from BAM Surplus Notes	(6.9)	(7.5)
Deferred income tax expense (benefit)	4.2	1.7
Amortization of restricted share awards	4.1	3.8
Amortization (accretion) and depreciation	4.8	1.1
Other operating items:
Net change in reinsurance recoverables	(343.2)	(331.4)
Net change in insurance premiums, commissions and fees receivable	(455.6)	(504.2)
Net change in deferred acquisition costs	(89.5)	(114.5)
Net change in loss and loss adjustment expense reserves	103.2	133.1
Net change in unearned insurance premiums	589.2	650.3
Net change in reinsurance payable	324.1	236.3
Net change in premiums and commissions payable	(5.0)	(1.9)
Net change in accrued incentive compensation from Other Operations	(52.1)	(51.1)
Contributions to Kudu’s Participation Contracts	(25.4)	(68.0)
Net other operating activities	(57.1)	(10.4)
Net cash provided from (used for) operations	30.5	(40.2)
Cash flows from investing activities:
Net change in short-term investments	384.1	(52.2)
Sales of fixed maturity investments	145.1	96.7
Maturities, calls and paydowns of fixed maturity investments	143.8	109.7
Sales of common equity securities and investment in MediaAlpha	35.6	120.7
Distributions and redemptions of other long-term investments	6.3	21.9
Release of cash (pre-funding) of investment purchases	30.0	—
Proceeds from the sale of Bamboo Group	6.0	—
Purchases of fixed maturity investments	(425.4)	(222.5)
Purchases of common equity securities and investment in MediaAlpha	(123.9)	—
Purchases of other long-term investments	(217.7)	(39.7)
Net other investing activities	(13.7)	(27.3)
Net cash provided from (used for) investing activities	(29.8)	7.3
Cash flows from financing activities:
Draw down of debt and revolving lines of credit	6.4	116.3
Repayment of debt and revolving lines of credit	(8.7)	(1.0)
Cash dividends paid to common shareholders	(2.4)	(2.6)
Repurchases and retirements of common shares	(25.9)	(9.9)
Contributions from other noncontrolling interests	.7	.6
Distributions to other noncontrolling interests	(19.4)	(41.1)
Net other financing activities	—	16.2
Net cash provided from (used for) financing activities	(49.3)	78.5
Net change in cash during the period	(48.6)	45.6
Cash balance at beginning of period (includes restricted cash balances of $1.2 and $14.1, unrestricted cash held for sale of $0.7 and $16.0 and restricted cash held for sale of $0.0 and $59.5)	185.6	266.4
Cash balance at end of period (includes restricted cash balances of $3.1 and $0.0, unrestricted cash held for sale of $1.1 and $23.0 and restricted cash held for sale of $— and $77.0)	$137.0	$312.0
Supplemental cash flows information:
Interest paid	$(18.1)	$(15.9)
Net income tax payments	$(3.7)	$(3.5)
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
These interim financial statements include all adjustments considered necessary by management to fairly state the financial position, results of operations and cash flows of White Mountains. These interim financial statements may not be indicative of financial results for the full year and should be read in conjunction with the Company’s 2025 Annual Report on Form 10-K.

Reportable Segments
As of March 31, 2026, White Mountains conducted its operations through four reportable segments: (1) Ark/WM Outrigger, (2) Kudu, (3) HG Global and (4) Distinguished, with its remaining operating businesses, holding companies and other assets included in Other Operations. White Mountains has made its segment determination based on consideration of the following criteria: (i) the nature of the business activities of each of the Company’s subsidiaries and affiliates; (ii) the manner in which the Company’s subsidiaries and affiliates are organized; (iii) the existence of primary managers responsible for specific subsidiaries and affiliates; and (iv) the organization of information provided to the Company’s chief operating decision maker (“CODM”) and its Board of Directors. See Note 14 — “Segment Information.”
The Ark/WM Outrigger segment consists of Ark Insurance Holdings Limited and its subsidiaries (collectively, “Ark”) and Outrigger Re Ltd. Segregated Account 2023-1 (“WM Outrigger Re”) (collectively with Ark, “Ark/WM Outrigger”). Ark is a specialty property and casualty insurance and reinsurance company that offers a wide range of niche insurance and reinsurance products, including property, specialty, marine & energy, casualty and accident & health. Ark underwrites select coverages through Lloyd’s Syndicates 4020 and 3902 and Additional Central Settlement Number (“ACSN”) 3832 (collectively, the “Syndicates”) and its wholly-owned subsidiary Group Ark Insurance Limited (“GAIL”). As of March 31, 2026 and December 31, 2025, White Mountains owned 72.1% and 72.1% of Ark on a basic shares outstanding basis (62.5% and 61.9% after taking account of management’s equity incentives). The remaining shares are owned by current and former employees of Ark. In the future, management rollover shareholders could earn additional shares in Ark if and to the extent that White Mountains achieves certain thresholds for its multiple of invested capital (“MOIC”) return. If fully earned, these shares would represent an additional 12.4% of the shares outstanding as of March 31, 2026, and White Mountains would own 53.6% of Ark on a fully-diluted/fully-converted basis. The liability related to these additional shares is recorded as contingent consideration.
Outrigger Re Ltd. is a Bermuda special purpose insurer and segregated accounts company that provides collateralized reinsurance protection on Ark’s Bermuda global property catastrophe excess of loss portfolio for underwriting years beginning in 2023. As of March 31, 2026 and December 31, 2025, White Mountains owned 100.0% of the preferred equity of its segregated cell, WM Outrigger Re, which participated in the 2023 through 2025 underwriting years. White Mountains consolidates WM Outrigger Re in its financial statements. During the fourth quarter of 2025, Ark renewed Outrigger Re Ltd. for the 2026 underwriting year with $70.0 million of unaffiliated third-party capital. Ark increased its use of traditional quota share reinsurance for 2026, reducing the need for capacity from Outrigger Re Ltd. In the first quarter of 2026, White Mountains received $138.8 million of distributions, which included a return of capital related to its non-renewal for the 2026 underwriting year.

The Kudu segment consists of Kudu Investment Management, LLC and its subsidiaries (collectively, “Kudu”). Kudu provides capital solutions for boutique asset and wealth managers for a variety of purposes including generational ownership transfers, management buyouts, acquisition and growth finance and legacy partner liquidity. Kudu also provides strategic advice to managers from time to time. Kudu’s capital solutions are generally structured as noncontrolling equity interests in the form of revenue and earnings participation contracts (“Participation Contracts”) and designed to generate immediate cash yields. As of March 31, 2026 and December 31, 2025, White Mountains owned 91.3% and 91.2% of Kudu’s basic units outstanding (78.4% and 77.9% on a fully-diluted/fully-converted basis, taking account of management’s equity incentives).
The HG Global segment consists of HG Global Ltd. and its wholly-owned subsidiaries (collectively, “HG Global”). HG Global was established to fund the startup of Build America Mutual Assurance Company (“BAM”) and, through its reinsurance subsidiary, HG Re Ltd. (“HG Re”), to provide first-loss reinsurance protection of up to 15%-of-par outstanding for each policy assumed from BAM. HG Global, together with its subsidiaries, funded the initial capitalization of BAM through the purchase of $503.0 million of surplus notes issued by BAM (the “BAM Surplus Notes”). As of March 31, 2026 and December 31, 2025, White Mountains owned 96.9% of HG Global’s preferred equity and 88.4% of its common equity.
The Distinguished segment consists of WM Phoenix Parent L.P. and its subsidiaries d/b/a Distinguished Programs (collectively, “Distinguished”). Distinguished is a full-service managing general agent (“MGA”) and program administrator for specialty property and casualty insurance. Distinguished places insurance across a diversified portfolio of programs broadly grouped into two verticals. The ScaleCo vertical consists of established programs, primarily focused on real estate and hospitality end markets. The GrowthCo vertical consists of start-up programs, focused on a diversified set of specialty property and casualty insurance products across multiple industries. On behalf of its insurance carrier partners, Distinguished manages various aspects of the placement process, including product development, marketing, underwriting and policy issuance. Distinguished earns commissions based on the volume and profitability of the insurance that it places. Distinguished does not retain insurance risk. On September 2, 2025, White Mountains acquired a controlling financial interest in Distinguished. As of both March 31, 2026 and December 31, 2025, White Mountains owned 55.5% of Distinguished on a basic units outstanding basis (43.6% on a fully-diluted/fully-converted basis, taking account of management’s equity incentives). See Note 2 — “Significant Transactions.”
White Mountains’s other operations consist of the Company and its wholly-owned subsidiary, White Mountains Capital LLC (“WM Capital”), its other intermediate holding companies, its wholly-owned investment management subsidiary, White Mountains Advisors LLC (“WM Advisors”), investment assets managed by WM Advisors, its interests in Bamboo Ide8 Insurance Services LLC (“Bamboo MGA”) and its subsidiaries (collectively, “Bamboo”) through a special purpose vehicle (the “Bamboo SPV”), MediaAlpha, Inc. (“MediaAlpha”), DavidShield PassportCard Ltd. and its subsidiaries (collectively, “PassportCard/DavidShield”), BroadStreet Partners, Inc. (“BroadStreet”) through a special purpose vehicle (the “BroadStreet SPV”), Bishop Street Underwriters LLC (“Bishop Street”), Elementum Holdings LP (“Elementum”), White Mountains Partners LLC (“WTM Partners”), Enterprise Electric, LLC d/b/a Enterprise Solutions (“Enterprise Solutions”), certain other consolidated and unconsolidated entities (“Other Operating Businesses”) and certain other assets (collectively, “Other Operations”).
On December 5, 2025, White Mountains completed the sale of a controlling financial interest in WM Pierce Holdings, Inc. and its subsidiaries, including Bamboo MGA (collectively, the “Bamboo Group”). As a result of the sale, White Mountains deconsolidated the Bamboo Group on December 5, 2025, and Bamboo is no longer a reportable segment. Through December 5, 2025, Bamboo’s results of operations were presented within the Bamboo segment, consisting of PM Holdings LLC (“Bamboo Holdings”), Bamboo MGA and Ide8 Re, Inc. (the “Bamboo Captive”) (collectively, “Bamboo”). See Note 2 — “Significant Transactions.” Bamboo is a capital-light, tech- and data-enabled insurance distribution platform providing homeowners’ insurance and related products to the residential property market in California and, beginning in the third quarter of 2025, in Texas. Bamboo operates primarily through Bamboo MGA, its full-service MGA business, where the company manages all aspects of the placement process on behalf of its fronting and reinsurance carrier partners, including product development, marketing, underwriting, policy issuance and claims oversight, and it earns commissions based on the volume and profitability of the insurance that it places. Bamboo MGA offers both admitted and non-admitted products.

Significant Accounting Policies

Refer to the Notes to Consolidated Financial Statements in the Company’s 2025 Annual Report on Form 10-K for a complete discussion regarding White Mountains’s significant accounting policies.

Note 2. Significant Transactions

Bamboo

On December 5, 2025, White Mountains completed the sale of a controlling financial interest in the Bamboo Group to affiliates of funds advised by CVC Capital Partners (“CVC”), pursuant to the terms of the securities purchase agreement dated October 2, 2025 (the “Bamboo SPA”). Under the terms of the Bamboo SPA, White Mountains sold approximately 77.3% of its equity interest in the Bamboo Group for net cash proceeds at closing of $847.9 million and retained an indirect equity interest valued at closing at $250.0 million (the “Bamboo Sale Transaction”). In the first quarter of 2026, White Mountains received $6 million of incremental proceeds, including $3.6 million of proceeds held in escrow and $2.4 million of purchase price adjustments. As a result, White Mountains recognized an incremental gain on sale of the Bamboo Group of $2.4 million in the first quarter of 2026, bringing the total net transaction gain to $818.7 million. The total net transaction gain is comprised of an $851.7 million net gain on sale of the Bamboo Group, partially offset by $33.0 million of parent compensation costs recorded within general and administrative expenses during 2025.
At closing, White Mountains had a 27.9% limited partnership interest in the Bamboo SPV and a 17.2% basic ownership interest in Bamboo on a look-through basis (14.6% on a fully-diluted/fully-converted basis, taking account of management’s equity incentives). White Mountains has taken the fair value option for its noncontrolling equity interest in the Bamboo SPV, which is accounted for at fair value in other long-term investments within Other Operations. See Note 3 — “Investment Securities” and Note 15 — “Variable Interest Entities.”

Distinguished

On September 2, 2025, White Mountains acquired a controlling financial interest in Distinguished (the “Distinguished Transaction”). White Mountains funded the Distinguished Transaction through a combination of cash on hand and new borrowings by Distinguished. White Mountains paid $224.8 million of cash consideration, including a post-closing purchase price adjustment of $0.5 million. In addition, Distinguished borrowed $50.0 million of incremental debt and utilized $6.8 million of cash on hand as part of the transaction. At closing, White Mountains owned 55.5%, inclusive of its 1.7% previously-held interest, of Distinguished on a basic units outstanding basis (43.6% on a fully-diluted/fully-converted basis, taking account of management’s equity incentives). At closing, 4.2% of the basic units outstanding are owned by Distinguished management (24.7% on a fully-diluted/fully-converted basis). As part of the Distinguished Transaction, WM Phoenix GP, LLC, an indirect wholly-owned subsidiary of the Company, became the general partner of Distinguished. As the general partner, White Mountains has control over all activities of Distinguished subject to consent rights held by certain limited partners. As a result, White Mountains will continue to control Distinguished even if its economic interest falls below 50%. See Note 15 — “Variable Interest Entities.”
On September 5, 2028, the third anniversary of the closing of the Distinguished Transaction, certain noncontrolling unitholders will have the option to sell additional units representing 31.4% of Distinguished’s basic units outstanding to White Mountains at the same unit price paid in the Distinguished Transaction less aggregate per unit distributions. As of March 31, 2026, the redemption value would be $131.5 million if exercised in full. Noncontrolling interests with optional redemption features that are not within White Mountains’s control are classified as redeemable noncontrolling interests. See Note 13 — “Noncontrolling Interests.” In addition, White Mountains will have the parallel option to purchase such units at 1.35 times the unit price paid in the Distinguished Transaction less aggregate per unit distributions.
White Mountains recognized total assets acquired related to the Distinguished Transaction of $745.1 million, including goodwill and other intangible assets of $620.0 million, total liabilities assumed of $250.9 million, redeemable noncontrolling interests of $133.5 million and nonredeemable noncontrolling interest of $73.8 million, reflecting provisional acquisition date fair values. The goodwill and other intangible assets acquired and total liabilities assumed include a $1.2 million measurement period adjustment recognized in the first quarter of 2026. In connection with the acquisition, White Mountains incurred transaction costs of $6.8 million in Other Operations.

The following presents additional details of the net assets acquired as of the September 2, 2025 acquisition date:

Millions	As of September 2, 2025
Short-term investments, at fair value	$78.1
Cash (restricted $0.4)	1.1
Premiums, commissions and fees receivable	34.6
Other assets	11.3
Debt	(100.6)
Premiums and commissions payable	(72.9)
Other liabilities	(53.4)
Net tangible assets acquired (liabilities assumed)	(101.8)

Goodwill	421.8
Other intangible assets	198.2
Deferred tax liabilities related to investment basis differences	(24.0)

Net assets acquired	$494.2

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
Distinguished’s segment revenue and earnings since acquisition are presented in Note 14 — “Segment Information.”
On November 1, 2025, Distinguished sold a non-core, sports and prize indemnity program for net proceeds of $33.6 million. Goodwill of $23.6 million and other intangible assets of $9.3 million were attributed to the business sold and derecognized as a result of the sale.

BroadStreet

On July 18, 2025, White Mountains deployed $150.0 million into BroadStreet through the BroadStreet SPV. BroadStreet is an insurance brokerage company with a presence in all 50 U.S. states and ten Canadian provinces. BroadStreet focuses on commercial and personal property & casualty insurance and employee benefits. White Mountains has taken the fair value option for its noncontrolling equity interest in the BroadStreet SPV, which is accounted for at fair value using net asset value (“NAV”) as a practical expedient and is included in other long-term investments within Other Operations. At closing, White Mountains had a 10.9% limited partnership interest in the BroadStreet SPV and a less than 5% ownership interest in BroadStreet on a look-through basis. See Note 3 — “Investment Securities” and Note 15 — “Variable Interest Entities.”

Bishop Street

On February 26, 2026, White Mountains deployed $125.0 million into Bishop Street. Bishop Street is a diversified platform of MGAs and niche underwriting teams focused on the property and casualty insurance sector. White Mountains has taken the fair value option for its noncontrolling structured capital investment in Bishop Street, which is accounted for at fair value in other long-term investments within Other Operations. See Note 3 — “Investment Securities.”

Enterprise Solutions

On April 1, 2025, White Mountains acquired a controlling financial interest in Enterprise Solutions (the “Enterprise Solutions Transaction”). This is the first acquisition by WTM Partners. Enterprise Solutions provides specialty electrical contracting services to commercial and institutional customers. White Mountains funded the Enterprise Solutions Transaction through a combination of cash on hand and new borrowings by Enterprise Solutions. White Mountains paid $58.3 million of cash consideration, which included a post-acquisition contribution of $1.5 million, and Enterprise Solutions borrowed $15.0 million in new debt as part of the transaction. At closing, White Mountains owned 65.5% of Enterprise Solutions on a basic units outstanding basis (59.0% on a fully-diluted/fully-converted basis, taking account of management’s equity incentives).
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

Note 3.  Investment Securities

White Mountains’s portfolio of investment securities held for general investment purposes consists of fixed maturity investments, short-term investments, common equity securities, its investment in MediaAlpha and other long-term investments. White Mountains’s portfolio of fixed maturity investments, including those within short-term investments, is classified as trading securities. Trading securities are reported at fair value as of the balance sheet date. Short-term investments also include interest-bearing money market funds and certificates of deposit that are carried at fair value. White Mountains’s portfolio of common equity securities, its investment in MediaAlpha and other long-term investments are measured at fair value. Other long-term investments consist primarily of unconsolidated entities, including Kudu’s Participation Contracts, the Bamboo SPV, PassportCard/DavidShield, the BroadStreet SPV and Bishop Street, as well as private equity funds and hedge funds, a bank loan fund and Lloyd’s trust deposits. White Mountains has generally taken the fair value option for its equity method eligible investments. See Note 16 — “Equity Method Eligible Investments.” Net realized and unrealized investment gains (losses) are reported in pre-tax revenues.
Effective December 5, 2025, White Mountains no longer consolidates Bamboo. Through December 5, 2025, White Mountains’s consolidated financial statements included Bamboo’s investment results. See Note 2 — “Significant Transactions.”
White Mountains’s portfolio of investment securities includes investments classified as assets held for sale. See Note 19 — “Held for Sale.”

Net Investment Income

White Mountains’s net investment income is comprised primarily of interest income associated with White Mountains’s fixed maturity investments and short-term investments, dividend income from common equity securities and distributions from other long-term investments.
The following table presents pre-tax net investment income for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
Millions	2026	2025
Fixed maturity investments	$30.6	$27.0
Short-term investments	15.6	10.6
Common equity securities	.5	.4
Other long-term investments	25.2	22.2
Total investment income	71.9	60.2
Third-party investment expenses	(.5)	(.6)
Net investment income, pre-tax	$71.4	$59.6

Net Realized and Unrealized Investment Gains (Losses)

The following table presents net realized and unrealized investment gains (losses) for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
Millions	2026	2025
Realized investment gains (losses)
Fixed maturity investments	$1.0	$(.1)
Short-term investments	—	.2
Common equity securities	11.2	34.6
Other long-term investments	2.1	5.6
Net realized investment gains (losses) (1)	14.3	40.3
Unrealized investment gains (losses)
Fixed maturity investments	(23.0)	22.2
Short-term investments	(.7)	—
Common equity securities	(35.9)	(22.1)
Investment in MediaAlpha	(65.2)	(36.6)
Other long-term investments	56.1	46.2
Net unrealized investment gains (losses)	(68.7)	9.7
Net realized and unrealized investment gains (losses) (2)	$(54.4)	$50.0
Fixed maturity and short-term investments
Net realized and unrealized investment gains (losses)	$(22.7)	$22.3
Less: net realized and unrealized gains (losses) on investment securities sold during the period	—	.5
Net unrealized investment gains (losses) recognized during the period on investment securities held at the end of the period	$(22.7)	$21.8
Common equity securities and investment in MediaAlpha
Net realized and unrealized investment gains (losses) on common equity securities	$(24.7)	$12.5
Net realized and unrealized investment gains (losses) from investment in MediaAlpha	(65.2)	(36.6)
Total net realized and unrealized investment gains (losses)	(89.9)	(24.1)
Less: net realized and unrealized gains (losses) on investment securities sold during the period	.2	3.0
Net unrealized investment gains (losses) recognized during the period on investment securities held at the end of the period	$(90.1)	$(27.1)
(1) For the three months ended March 31, 2026 and 2025, includes $(6.4) and $7.2 of net realized and unrealized investment gains (losses) related to foreign currency exchange.
(2) For the three months ended March 31, 2026 and 2025, White Mountains recognized gross realized investment gains of $19.4 and $41.4 and gross realized investment losses of $5.1 and $1.1 on sales of investment securities.

The following table presents total net unrealized gains (losses) attributable to Level 3 investments for the three months ended March 31, 2026 and 2025 for investments still held at the end of the period:

	Three Months Ended March 31,
Millions	2026	2025
Total net unrealized investment gains (losses) recognized during the period on Level 3 investments held at the end of period	$50.1	$45.0

Investment Holdings
The following tables present the cost or amortized cost, gross unrealized investment gains (losses), net foreign currency gains (losses) and carrying value of White Mountains’s fixed maturity investments as of March 31, 2026 and December 31, 2025:

	March 31, 2026
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Foreign Currency Gains (Losses)	Carrying Value
U.S. Government and agency obligations	$480.1	$.5	$(2.9)	$—	$477.7
Debt securities issued by corporations	1,640.1	5.9	(18.5)	1.3	1,628.8
Mortgage and asset-backed securities	417.2	2.3	(17.0)	—	402.5
Collateralized loan obligations	344.7	.3	(.6)	.8	345.2
Foreign government and agency obligations	31.1	—	(.3)	1.1	31.9
Total fixed maturity investments	$2,913.2	$9.0	$(39.3)	$3.2	$2,886.1

	December 31, 2025
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Foreign Currency Gains (Losses)	Carrying Value
U.S. Government and agency obligations	$459.7	$1.3	$(.7)	$—	$460.3
Debt securities issued by corporations	1,534.9	13.5	(11.5)	.8	1,537.7
Mortgage and asset-backed securities	405.1	4.2	(16.3)	—	393.0
Collateralized loan obligations	343.9	.8	(.1)	2.4	347.0
Foreign government and agency obligations	31.2	—	(.1)	1.4	32.5
Total fixed maturity investments	$2,774.8	$19.8	$(28.7)	$4.6	$2,770.5

The following table presents the cost or amortized cost and carrying value of White Mountains’s fixed maturity investments by contractual maturity as of March 31, 2026 and December 31, 2025. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without penalties.

	March 31, 2026		December 31, 2025
Millions	Cost or Amortized Cost	Carrying Value	Cost or Amortized Cost	Carrying Value
Due in one year or less	$511.0	$511.1	$455.3	$455.2
Due after one year through five years	1,368.6	1,359.2	1,349.8	1,354.1
Due after five years through ten years	257.0	253.6	199.0	199.3
Due after ten years	14.7	14.5	21.7	21.9
Mortgage and asset-backed securities and collateralized loan obligations	761.9	747.7	749.0	740.0
Total fixed maturity investments	$2,913.2	$2,886.1	$2,774.8	$2,770.5

The weighted average duration of White Mountains’s fixed maturity investments was 2.6 years and 2.5 years as of March 31, 2026 and December 31, 2025. Including short-term investments, the weighted average duration was 1.7 years and 1.5 years as of March 31, 2026 and December 31, 2025.

The following tables present the cost or amortized cost, gross unrealized investment gains (losses), net foreign currency gains (losses) and carrying value of common equity securities, White Mountains’s investment in MediaAlpha and other long-term investments as of March 31, 2026 and December 31, 2025:

	March 31, 2026
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Foreign Currency Gains (Losses)	Carrying Value
Common equity securities	$483.8	$73.4	$(7.6)	$(3.1)	$546.5
Investment in MediaAlpha	$59.2	$106.9	$—	$—	$166.1
Other long-term investments	$2,617.8	$782.7	$(133.9)	$(13.1)	$3,253.5

	December 31, 2025
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Foreign Currency Gains (Losses)	Carrying Value
Common equity securities	$384.3	$99.9	$—	$(1.2)	$483.0
Investment in MediaAlpha	$59.2	$172.0	$—	$—	$231.2
Other long-term investments	$2,378.8	$712.6	$(123.1)	$(9.8)	$2,958.5

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

Fair Value Measurements By Level
White Mountains classifies its portfolio of investment securities by major security type based on the legal form of the securities. White Mountains disaggregates its fixed maturity investments based on the issuing entity type, which impacts credit quality, with debt securities issued by U.S. government entities carrying minimal credit risk, while the credit and other risks associated with other issuers, such as corporations, foreign governments and agencies, entities issuing mortgage and asset-backed securities or entities issuing collateralized loan obligations vary depending on the nature of the issuing entity type. White Mountains further disaggregates debt securities issued by corporations by industry sector because investors often reference commonly used benchmarks and their subsectors to monitor risk and performance. Accordingly, White Mountains further disaggregates this asset class into subclasses based on the similar sectors and industry classifications it uses to evaluate investment risk and performance against commonly used benchmarks, such as the Bloomberg Intermediate U.S. Aggregate Index.
The following tables present White Mountains’s fair value measurements for investments by security type and level as of March 31, 2026 and December 31, 2025:

	March 31, 2026
Millions	Fair Value	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. Government and agency obligations	$477.7	$477.7	$—	$—
Debt securities issued by corporations:
Financials	589.4	—	589.4	—
Consumer	326.0	—	326.0	—
Industrial	151.8	—	151.8	—
Healthcare	142.9	—	142.9	—
Technology	113.6	—	113.6	—
Utilities	99.9	—	99.9	—
Materials	80.5	—	80.5	—
Communications	68.4	—	68.4	—
Energy	56.3	—	56.3	—
Total debt securities issued by corporations	1,628.8	—	1,628.8	—
Mortgage and asset-backed securities	402.5	—	402.5	—
Collateralized loan obligations	345.2	—	345.2	—
Foreign government and agency obligations	31.9	—	31.9	—
Total fixed maturity investments	2,886.1	477.7	2,408.4	—
Short-term investments	1,501.8	1,496.8	5.0	—
Common equity securities:
Exchange-traded funds	147.3	147.3	—	—
Other (1)	399.2	—	399.2	—
Total common equity securities	546.5	147.3	399.2	—
Investment in MediaAlpha	166.1	166.1	—	—
Other long-term investments	2,050.4	—	33.9	2,016.5
Other long-term investments — net asset value (2)	1,203.1	—	—	—
Total other long-term investments	3,253.5	—	33.9	2,016.5
Total investments	$8,354.0	$2,287.9	$2,846.5	$2,016.5
(1) Consists of investments in listed funds that predominantly invest in international equities.
(2) Consists of investments in the BroadStreet SPV, private equity funds and hedge funds, a bank loan fund, Lloyd’s trust deposits and insurance-linked securities (“ILS”) funds for which fair value is measured using NAV as a practical expedient. Investments for which fair value is measured at NAV are not classified within the fair value hierarchy.

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

Investments Held on Deposit or as Collateral

Lloyd’s trust deposits are generally required of Lloyd's syndicates to protect policyholders in non-U.K. markets and are pledged into Lloyd’s trust accounts to provide a portion of the capital needed to support obligations at Lloyd’s. As of March 31, 2026 and December 31, 2025, Ark held Lloyd’s trust deposits with a fair value of $176.4 million and $180.4 million.
The underwriting capacity of a member of Lloyd’s must be supported by providing a deposit (“Funds at Lloyd’s”) in the form of cash, securities or letters of credit in an amount determined by Lloyd’s. The amount of such deposit is calculated for each member through an annual capital adequacy determination by Lloyd’s. As of March 31, 2026 and December 31, 2025, the fair value of Ark’s Funds at Lloyd’s cash and investment deposits totaled $353.7 million and $361.6 million.
As of March 31, 2026 and December 31, 2025, Ark held additional investments on deposit or as collateral for insurance regulators and reinsurance counterparties of $253.6 million and $257.2 million.
As of March 31, 2026 and December 31, 2025, investments of $117.7 million and $245.7 million were held in a collateral trust account required to be maintained in relation to WM Outrigger Re’s reinsurance agreement with GAIL.
Ark is required to pledge collateral under its standby letters of credit. See Note 7 — “Debt.”
Kudu is required to maintain an interest reserve account in connection with its credit facility. See Note 7 - “Debt.”
HG Re is required to maintain assets, including investments, in collateral trusts under the first-loss reinsurance treaty (“FLRT”) with BAM. See Note 10 — “Municipal Bond Guarantee Reinsurance.”
HG Global is required to maintain an interest reserve account in connection with its senior notes. See Note 7 — “Debt.”
As of March 31, 2026 and December 31, 2025, investments of $56.0 million and $56.8 million were held on deposit, primarily related to amounts held on behalf of Distinguished’s insurance carrier partners and certain insureds.

Debt Securities Issued by Corporations

The following table presents the fair values for credit ratings of debt securities issued by corporations held in White Mountains’s investment portfolio as of March 31, 2026 and December 31, 2025:

	Fair Value at
Millions	March 31, 2026	December 31, 2025
AAA	$7.3	$7.8
AA	85.5	89.9
A	767.1	711.7
BBB	755.4	716.9
BB	5.5	3.2
Other	8.0	8.2
Debt securities issued by corporations (1)	$1,628.8	$1,537.7
(1) Credit ratings are based upon issuer credit ratings provided by Standard & Poor’s Financial Services LLC (“Standard & Poor’s”), or if unrated by Standard & Poor’s, long-term obligation ratings provided by Moody’s Investor Service, Inc.

Mortgage and Asset-backed Securities and Collateralized Loan Obligations

The following table presents the fair value of White Mountains’s mortgage and asset-backed securities and collateralized loan obligations as of March 31, 2026 and December 31, 2025:

	March 31, 2026			December 31, 2025
Millions	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
Mortgage-backed securities:
Agency:
FNMA	$201.2	$201.2	$—	$192.1	$192.1	$—
FHLMC	136.2	136.2	—	141.3	141.3	—
GNMA	20.0	20.0	—	20.6	20.6	—
Total agency (1)	357.4	357.4	—	354.0	354.0	—
Total mortgage-backed securities	357.4	357.4	—	354.0	354.0	—
Other asset-backed securities:
Vehicle receivables	26.2	26.2	—	21.9	21.9	—
Credit card receivables	13.9	13.9	—	14.0	14.0	—
Other	5.0	5.0	—	3.1	3.1	—
Total other asset-backed securities	45.1	45.1	—	39.0	39.0	—
Total mortgage and asset-backed securities	402.5	402.5	—	393.0	393.0	—
Collateralized loan obligations	345.2	345.2	—	347.0	347.0	—
Total mortgage and asset-backed securities and collateralized loan obligations	$747.7	$747.7	$—	$740.0	$740.0	$—
(1)    Represents publicly traded mortgage-backed securities which carry the full faith and credit guarantee of the U.S. Government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

As of March 31, 2026 and December 31, 2025, White Mountains’s investment portfolio included $345.2 million and $347.0 million of collateralized loan obligations that are within the senior tranches of their respective fund securitization structures. All of White Mountains’s collateral loan obligations were rated AAA or AA as of March 31, 2026 and December 31, 2025.

Investment in MediaAlpha

White Mountains’s investment in MediaAlpha is accounted for at fair value based on the publicly traded share price of MediaAlpha’s common stock and is presented as a separate line item on the balance sheet.
As of March 31, 2026, White Mountains owned 17.9 million shares of MediaAlpha, representing a 28.4% basic ownership interest based on the total class A and class B common shares outstanding. At the March 31, 2026 share price of $9.30, the fair value of White Mountains’s investment in MediaAlpha was $166.1 million. At White Mountains’s March 31, 2026 level of ownership, each $1.00 per share increase or decrease in the share price of MediaAlpha will result in an approximate $7.00 per share increase or decrease in White Mountains’s book value per share.
As of December 31, 2025, White Mountains owned 17.9 million shares of MediaAlpha, representing a 27.7% basic ownership interest based on the total class A and class B common shares outstanding. At the December 31, 2025 share price of $12.95, the fair value of White Mountains’s investment in MediaAlpha was $231.2 million.

Other Long-Term Investments

The following tables present the carrying values of White Mountains’s other long-term investments by reportable segment as of March 31, 2026 and December 31, 2025:

	Fair Value as of March 31, 2026
Millions	Ark/ WM Outrigger	Kudu	Other	Total
Kudu’s Participation Contracts	$—	$1,352.2	$—	$1,352.2
Bamboo SPV	—	—	260.0	260.0
BroadStreet SPV	—	—	170.1	170.1
PassportCard/DavidShield	—	—	170.0	170.0
Bishop Street	—	—	125.0	125.0
Other unconsolidated entities (1)	—	—	113.5	113.5
Total unconsolidated entities	—	1,352.2	838.6	2,190.8
Private equity funds and hedge funds	219.6	—	257.2	476.8
Bank loan fund	307.8	—	—	307.8
Lloyd’s trust deposits	176.4	—	—	176.4
ILS funds	—	—	51.0	51.0
Private debt instruments	—	6.6	10.2	16.8
Other	33.9	—	—	33.9
Total other long-term investments	$737.7	$1,358.8	$1,157.0	$3,253.5
(1) Includes White Mountains’s noncontrolling equity interests in certain preferred securities, common shares, limited partnership units and limited liability company units.

	Fair Value as of December 31, 2025
Millions	Ark/ WM Outrigger	Kudu	Other	Total
Kudu’s Participation Contracts	$—	$1,285.0	$—	$1,285.0
Bamboo SPV	—	—	250.0	250.0
BroadStreet SPV	—	—	160.0	160.0
PassportCard/DavidShield	—	—	170.0	170.0
Other unconsolidated entities (1)	—	—	108.7	108.7
Total unconsolidated entities	—	1,285.0	688.7	1,973.7
Private equity funds and hedge funds	167.1	—	228.1	395.2
Bank loan fund	308.5	—	—	308.5
Lloyd’s trust deposits	180.4	—	—	180.4
ILS funds	—	—	50.1	50.1
Private debt instruments	—	6.4	10.5	16.9
Other	33.7	—	—	33.7
Total other long-term investments	$689.7	$1,291.4	$977.4	$2,958.5
(1) Includes White Mountains’s noncontrolling equity interests in certain preferred securities, common shares, limited partnership units and limited liability company units.

Private Equity Funds and Hedge Funds
White Mountains invests in private equity funds and hedge funds, which are included in other long-term investments. The fair value of these investments is generally estimated using the NAV of the funds. As of March 31, 2026, White Mountains held investments in seventeen private equity funds and two hedge funds. The largest investment in a single private equity fund or hedge fund was $162.6 million and $110.6 million as of March 31, 2026 and December 31, 2025.

The following table presents the fair value of investments and unfunded commitments in private equity funds and hedge funds by investment objective and sector as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
Millions	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Private equity funds
Aerospace/Defense/Government	$138.1	$38.0	$144.0	$39.9
Financial services	108.0	20.8	104.2	23.7
Real estate	3.0	2.2	3.0	2.2
Total private equity funds	249.1	61.0	251.2	65.8
Hedge funds
Long/short all cap global	162.6	—	110.6	—
Long/short equity financials and business services	65.1	—	33.4	—
Total hedge funds	227.7	—	144.0	—
Total private equity funds and hedge funds	$476.8	$61.0	$395.2	$65.8

Investments in private equity funds are generally subject to a lock-up period during which investors may not request a redemption. Distributions prior to the expected termination date of the fund may be limited to dividends or proceeds arising from the liquidation of the fund’s underlying investments. In addition, certain private equity funds have the option to extend the lock-up period.
The following table presents investments in private equity funds that were subject to lock-up periods as of March 31, 2026:

Millions	1 – 3 years	3 – 5 years	5 – 10 years	Total
Private equity funds — expected lock-up period remaining	$54.7	$7.8	$186.6	$249.1

Investors in private equity funds are generally subject to indemnification obligations outside of the capital commitment period and prior to the winding up of the fund. As of March 31, 2026 and December 31, 2025, White Mountains is not aware of any indemnification claims relating to its investments in private equity funds.
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

Bank Loan Fund
White Mountains’s other long-term investments include a bank loan fund with a fair value of $307.8 million and $308.5 million as of March 31, 2026 and December 31, 2025. The fair value of this investment is estimated using the NAV of the fund. The bank loan fund’s investment objective is to provide, on an unleveraged basis, high current income consistent with preservation of capital and low duration. The bank loan fund primarily invests in a broad portfolio of U.S. dollar-denominated, non-investment grade, floating-rate senior secured loans and may invest in other financial instruments, such as secured and unsecured corporate debt, credit default swaps, reverse repurchase agreements, synthetic indices and cash and cash equivalents.
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

Lloyd’s Trust Deposits
White Mountains’s other long-term investments include Lloyd’s trust deposits, which consist of non-U.K. deposits and Canadian commingled pooled funds. The Lloyd’s trust deposits invest primarily in short-term government securities, agency securities and corporate bonds held in trusts that are managed by Lloyd's of London. These investments are generally required of Lloyd's syndicates to protect policyholders in non-U.K. markets and are pledged into Lloyd’s trust accounts to provide a portion of the capital needed to support obligations at Lloyd’s. The fair value of the Lloyd’s trust deposits is generally estimated using the NAV of the funds. As of March 31, 2026 and December 31, 2025, White Mountains held Lloyd’s trust deposits with a fair value of $176.4 million and $180.4 million.

ILS Funds
White Mountains’s other long-term investments include ILS fund investments. The fair value of these investments is generally estimated using the NAV of the funds. As of March 31, 2026 and December 31, 2025, White Mountains held investments in ILS funds with a fair value of $51.0 million and $50.1 million.
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

Infrastructure Fund
In 2025, Ark made a $100.0 million commitment to invest in an open-ended, pooled investment fund focused on making equity investments in essential service infrastructure assets. The fund has a 4-year lock-up period, subject to the discretion of the manager. Redemptions of all or a portion of the fund are allowable semi-annually with a 90-day written notice. Ark anticipates that the initial capital call will occur in the second half of 2026.

Rollforward of Level 3 Investments

Level 3 measurements as of March 31, 2026 and 2025 consist of securities for which the estimated fair value has not been determined based upon quoted market price inputs for identical or similar securities. The following table presents the changes in White Mountains’s fair value measurements for Level 3 investments for the three months ended March 31, 2026 and 2025:

Level 3 Investments
Other long-term investments
Millions	March 31, 2026	March 31, 2025
Beginning balance	$1,814.4	$1,262.7
Net realized and unrealized gains	50.1	45.0
Purchases and contributions	152.0	68.2
Sales and distributions	—	—
Transfers in	—	—
Transfers out	—	—
Ending balance	$2,016.5	$1,375.9

Significant Unobservable Inputs

The following tables present significant unobservable inputs used in estimating the fair value of White Mountains’s other long-term investments, classified within Level 3 as of March 31, 2026 and December 31, 2025. The tables below exclude $125.4 million and $250.4 million of Level 3 other long-term investments generally valued based on recent or expected transaction prices. As of December 31, 2025, the Bamboo SPV was measured at fair value based on the value implied in the Bamboo Sale Transaction. See Note 2 — “Significant Transactions.” The fair value of investments in the BroadStreet SPV, private equity funds and hedge funds, bank loan funds, Lloyd’s trust deposits and ILS funds are generally estimated using NAV. Investments for which fair value is measured at NAV are not classified within the fair value hierarchy.

$ in Millions	March 31, 2026
Description	Valuation Technique(s) (1)	Fair Value (2)	Unobservable Inputs
			Discount Rate (5)	Terminal Cash Flow Exit Multiple (x) or Terminal Revenue Growth Rate (%) (5)
Kudu’s Participation Contracts (3) (4)	Discounted cash flow	$1,352.2	16% - 24%	7x - 22x
Bamboo SPV	Discounted cash flow	$260.0	16%	4%
PassportCard/DavidShield	Discounted cash flow	$170.0	24%	4%
Private common shares and units	Discounted cash flow	$56.9	22% - 35%	3% - 4%
Private preferred securities	Discounted cash flow	$35.6	15%	N/A
Private debt instruments	Discounted cash flow	$16.4	11% - 12%	N/A
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
(4) In the first three months of 2026, Kudu contributed $25.4 into new and existing Participation Contracts.
(5) Increases (decreases) to the discount rates in isolation would result in lower (higher) fair value measurements, while increases (decreases) to the terminal cash flow exit multiples or terminal revenue growth rates in isolation would result in higher (lower) fair value measurements.

$ in Millions	December 31, 2025
Description	Valuation Technique(s) (1)	Fair Value (2)	Unobservable Inputs
			Discount Rate (5)	Terminal Cash Flow Exit Multiple (x) or Terminal Revenue Growth Rate (%) (5)
Kudu’s Participation Contracts (3) (4)	Discounted cash flow	$1,285.0	16% - 25%	7x - 22x
PassportCard/DavidShield	Discounted cash flow	$170.0	24%	4%
Private common shares and units	Discounted cash flow	$56.9	22% - 35%	3% - 4%
Private preferred securities	Discounted cash flow	$35.6	8%	N/A
Private debt instruments	Discounted cash flow	$16.5	11% - 12%	N/A
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
The following tables present the economic life, acquisition date fair value, accumulated amortization and net carrying value for goodwill and other intangible assets as of March 31, 2026 and December 31, 2025:

$ in Millions	Weighted Average Economic Life (in years)	March 31, 2026
		Acquisition Date Fair Value	Accumulated Amortization	Impairments (1)	Net Carrying Value
Goodwill:
Ark	N/A	$116.8	$—	$—	$116.8
Kudu	N/A	7.6	—	—	7.6
Distinguished (2)	N/A	397.9	—	—	397.9
Other Operations	N/A	102.1	—	9.1	93.0
Total goodwill		624.4	—	9.1	615.3
Other intangible assets:
Ark
Underwriting capacity	N/A	175.7	—	—	175.7
Kudu
Trade names	7.0	2.2	2.2	—	—
Distinguished (2)
Trade names	10.0	24.3	1.4	—	22.9
Agency relationships	8.0	127.9	9.5	—	118.4
Developed technology	5.0	36.6	4.3	—	32.3
Subtotal		188.8	15.2	—	173.6
Other Operations
Trade names	11.7	22.4	8.1	.2	14.1
Customer relationships	8.8	53.3	21.1	.3	31.9
Other	11.7	3.1	2.0	—	1.1
Subtotal		78.8	31.2	.5	47.1
Total other intangible assets		445.5	48.6	.5	396.4
Total goodwill and other intangible assets		$1,069.9	$48.6	$9.6	$1,011.7
(1) Impairment is related to an Other Operating Business.
(2) The relative fair values of goodwill and other intangible assets recognized in connection with the Distinguished Transaction had not yet been finalized. See Note 2 — “Significant Transactions.”

$ in Millions	Weighted Average Economic Life (in years)	December 31, 2025
		Acquisition Date Fair Value	Accumulated Amortization	Impairments (1)	Net Carrying Value
Goodwill:
Ark	N/A	$116.8	$—	$—	$116.8
Kudu	N/A	7.6	—	—	7.6
Distinguished (2)	N/A	396.7	—	—	396.7
Other Operations (2)	N/A	102.1	—	9.1	93.0
Total goodwill		623.2	—	9.1	614.1
Other intangible assets:
Ark
Underwriting capacity	N/A	175.7	—	—	175.7
Kudu
Trade names	7.0	2.2	2.1	—	.1
Distinguished (2)
Trade names	10.0	24.3	.8	—	23.5
Agency relationships	8.0	127.9	5.0	—	122.9
Developed technology	5.0	36.6	2.0	—	34.6
Subtotal		188.8	7.8	—	181.0
Other Operations (2)
Trade names	11.7	22.4	7.7	.2	14.5
Customer relationships	8.8	53.3	19.4	.3	33.6
Other	11.8	3.1	1.9	—	1.2
Subtotal		78.8	29.0	.5	49.3
Total other intangible assets		445.5	38.9	.5	406.1
Total goodwill and other intangible assets		$1,068.7	$38.9	$9.6	$1,020.2
(1) Impairment is related to an Other Operating Business.
(2) The relative fair values of goodwill and other intangible assets recognized in connection with the Distinguished Transaction and the Enterprise Solutions Transaction had not yet been finalized. See Note 2 — “Significant Transactions.”

Rollforward of Goodwill and Other Intangible Assets

The following table presents the change in goodwill and other intangible assets for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026			2025
Millions	Goodwill	Other Intangible Assets	Total Goodwill and Other Intangible Assets	Goodwill	Other Intangible Assets	Total Goodwill and Other Intangible Assets
Beginning balance	$614.1	$406.1	$1,020.2	$439.2	$281.1	$720.3
Measurement period adjustments (1)	1.2	—	1.2	—	—	—
Amortization	—	(9.7)	(9.7)	—	(5.2)	(5.2)
Ending balance	$615.3	$396.4	$1,011.7	$439.2	$275.9	$715.1
(1) Measurement period adjustments relate to updated information about acquisition date fair values of assets acquired and liabilities assumed. Adjustments relate to the Distinguished Transaction.

During the three months ended March 31, 2026 and 2025, White Mountains did not recognize any impairments to goodwill and other intangible assets.

Note 5.  Loss and Loss Adjustment Expense Reserves

Ark/WM Outrigger

The following table summarizes the loss and loss adjustment expense (“LAE”) reserve activity of the Ark/WM Outrigger segment for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
Millions	2026	2025
Gross beginning balance	$2,481.0	$2,127.5
Less: beginning reinsurance recoverable on unpaid losses	(508.3)	(434.4)
Net loss and LAE reserves	1,972.7	1,693.1

Loss and LAE incurred relating to:
Current year losses	225.0	286.3
Prior year losses	(18.3)	(52.8)
Net incurred loss and LAE	206.7	233.5

Loss and LAE paid relating to:
Current year losses	(10.4)	(83.2)
Prior year losses	(108.5)	(75.8)
Net paid loss and LAE	(118.9)	(159.0)

Foreign currency translation and other adjustments to loss and LAE reserves	(3.5)	5.7
Net ending balance	2,057.0	1,773.3
Plus: ending reinsurance recoverable on unpaid losses	528.6	480.6
Gross ending balance	$2,585.6	$2,253.9

For the three months ended March 31, 2026, the Ark/WM Outrigger segment experienced $18.3 million of net favorable prior year loss reserve development, driven primarily by favorable development in the specialty and property lines of business. For the three months ended March 31, 2025, the Ark/WM Outrigger segment experienced $52.8 million of net favorable prior year loss reserve development, driven primarily by the marine & energy and property lines of business.

HG Global

As of March 31, 2026 and December 31, 2025, HG Re did not have any outstanding loss and LAE reserves. For the three months ended March 31, 2026 and 2025, HG Re did not recognize any incurred loss and LAE.

Note 6.  Third-Party Reinsurance

Ark/WM Outrigger

In the normal course of business, Ark may seek to limit losses that arise from catastrophes or other events by reinsuring certain risks with third-party reinsurers. Ark remains liable for risks reinsured in the event that the reinsurer does not honor its obligations under reinsurance contracts.
The following table summarizes the effects of reinsurance on written and earned premiums and on loss and LAE for the Ark/WM Outrigger segment for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
Millions	2026	2025
Written premiums:
Direct	$357.3	$416.8
Assumed	733.6	690.8
Gross written premiums	1,090.9	1,107.6
Ceded (1)	(500.8)	(379.9)
Net written premiums	$590.1	$727.7
Earned premiums:
Direct	$266.7	$246.3
Assumed	236.8	214.1
Gross earned premiums	503.5	460.4
Ceded (2)	(129.7)	(102.4)
Net earned premiums	$373.8	$358.0
Loss and LAE:
Gross	$264.0	$323.2
Ceded (3)	(57.3)	(89.7)
Net loss and LAE	$206.7	$233.5
(1) The three months ended March 31, 2026 and 2025 exclude written premiums of $0.0 and $37.5 ceded by Ark to WM Outrigger Re, which eliminate in White Mountains’s consolidated financial statements.
(2) The three months ended March 31, 2026 and 2025 exclude earned premiums of $2.7 and $12.0 ceded by Ark to WM Outrigger Re, which eliminate in White Mountains’s consolidated financial statements.
(3) The three months ended March 31, 2026 and 2025 exclude loss and LAE of $0.3 and $20.2 ceded by Ark to WM Outrigger Re, which eliminate in White Mountains’s consolidated financial statements.

The following table presents the Ark/WM Outrigger segment’s reinsurance recoverables as of March 31, 2026 and December 31, 2025:

Millions	March 31, 2026	December 31, 2025
Reinsurance recoverables on unpaid losses (1)	$528.6	$508.3
Reinsurance recoverables on paid losses (2)	69.3	117.6
Ceded unearned premiums (3)	581.4	210.2
Reinsurance recoverables	$1,179.3	$836.1
(1) The reinsurance recoverables on unpaid losses exclude $27.7 and $29.5 ceded by Ark to WM Outrigger Re as of March 31, 2026 and December 31, 2025, which eliminate in White Mountains’s consolidated financial statements.
(2) The reinsurance recoverables on paid losses exclude $2.1 and $5.2 ceded by Ark to WM Outrigger Re as of March 31, 2026 and December 31, 2025, which eliminate in White Mountains’s consolidated financial statements.
(3) The ceded unearned premiums exclude $1.1 and $3.9 ceded by Ark to WM Outrigger Re as of March 31, 2026 and December 31, 2025, which eliminate in White Mountains’s consolidated financial statements.

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

The following table presents the Ark/WM Outrigger segment’s gross and net reinsurance recoverables by the reinsurers’ A.M. Best Company, Inc (“A.M. Best”) ratings as of March 31, 2026:

$ in Millions	As of March 31, 2026
A.M. Best Rating (1)	Gross	Collateral	Net	% of Total
A+ or better	$366.9	$—	$366.9	67.3%
A- to A	166.6	—	166.6	30.6
B++ or lower and not rated (2)	64.4	53.0	11.4	2.1
Total	$597.9	$53.0	$544.9	100.0%
(1) A.M. Best financial strength ratings as detailed above are: “A+ or better” (Superior) “A- to A” (Excellent), “B++” (Good).
(2) Excludes $29.8 ceded by Ark to WM Outrigger Re as of March 31, 2026, which eliminates in White Mountains’s consolidated financial statements.

Note 7.  Debt

The following table presents White Mountains’s debt outstanding as of March 31, 2026 and December 31, 2025:

$ in Millions	March 31, 2026	Effective Rate (1)	December 31, 2025	Effective Rate (1)
Ark 2021 Subordinated Notes Tranche 1	$45.3		$45.8
Ark 2021 Subordinated Notes Tranche 2	47.0		47.0
Ark 2021 Subordinated Notes Tranche 3	70.0		70.0
Unamortized issuance cost	(3.0)		(3.1)
Ark 2021 Subordinated Notes, carrying value	159.3	9.7%	159.7	10.2%
Kudu Credit Facility	358.3		358.3
Unamortized issuance cost	(7.7)		(7.9)
Kudu Credit Facility, carrying value	350.6	8.0%	350.4	8.9%
HG Global Senior Notes	150.0		150.0
Unamortized discount and issuance cost	(2.1)		(2.2)
HG Global Senior Notes, carrying value	147.9	10.3%	147.8	10.8%
Distinguished Credit Facility	131.1		131.4
Unamortized issuance cost	(1.5)		(1.5)
Distinguished Credit Facility, carrying value	129.6	9.9%	129.9	10.3%
Distinguished other debt, carrying value	11.2	10.8%	10.9	10.9%
Total Distinguished debt	140.8		140.8
Other Operations debt	36.8		38.7
Unamortized issuance cost	(.6)		(.4)
Other Operations debt, carrying value	36.2	8.6%	38.3	8.3%
Total debt	$834.8		$837.0
 (1) The effective rate includes the effect of the amortization of debt issuance costs and original issue discount but excludes the effect of the interest rate caps, where applicable. See Note 9 — “Derivatives.”

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
If the payments of principal and interest under the Ark 2021 Subordinated Notes become subject to tax withholding on behalf of Bermuda or any political subdivision there, the Ark 2021 Subordinated Notes require the payment of additional amounts such that the amount received by the noteholders is the same as would have been received absent the tax withholding being imposed. The Ark 2021 Subordinated Notes Tranche 3 require the payment of additional interest of 1.0% per annum upon the occurrence of a premium load event until such event is remedied. Premium load events include the failure to meet payment obligations of the Ark 2021 Subordinated Notes Tranche 3 when due, failure of GAIL to maintain an investment grade credit rating, failure to maintain 120% of GAIL’s Bermuda solvency capital requirement, failure of GAIL to maintain a debt to capital ratio below 40%, late filing of GAIL’s or Ark’s financial information, and making a restricted payment or distribution on GAIL’s common stock or other securities that rank junior or pari passu with the Ark 2021 Subordinated Notes Tranche 3 when a different premium load event exists or will be caused by the restricted payment. As of March 31, 2026, there were no premium load events.
As of March 31, 2026, the Ark 2021 Subordinated Notes Tranche 1 had an outstanding balance of €39.1 million ($45.3 million based upon the foreign exchange spot rate as of March 31, 2026), the Ark 2021 Subordinated Notes Tranche 2 had an outstanding balance of $47.0 million, and the Ark 2021 Subordinated Notes Tranche 3 had an outstanding balance of $70.0 million.
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
As of March 31, 2026, the Citibank LOC Facility had an outstanding balance of $69.5 million and cash and investments pledged as collateral of $94.6 million. As of March 31, 2026, the Lloyds LOC Facility had an outstanding balance of $46.0 million and cash and investments pledged as collateral of $50.5 million. Ark’s uncommitted secured standby letter of credit facility agreements contain various representations, warranties and affirmative and negative covenants that White Mountains considers to be customary for such borrowings.

Kudu Credit Facility

On March 23, 2021, Kudu entered into a secured revolving credit facility (the “Kudu Credit Facility”) with Mass Mutual. The Kudu Credit Facility has a total commitment of $500.0 million, an availability period through July 21, 2030 and a maturity date on July 21, 2038.
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

The Kudu Credit Facility requires Kudu to maintain an interest reserve account of two times the interest accrued for the most recent quarterly interest period. As of March 31, 2026 and December 31, 2025, the interest reserve account held short-term investments of $9.7 million and $7.6 million.
The Kudu Credit Facility requires Kudu to maintain a maximum loan-to-value ratio of the outstanding balance to the sum of the fair market value of Kudu’s other long-term investments and cash held in certain accounts (the “LTV Percentage”) for annual periods beginning on July 21, 2025 as follows: 40% in years 0-6, 25% in years 7-8, 15% in years 9-11 and 0% thereafter. As of March 31, 2026, Kudu had a 26.2% LTV Percentage.
The Kudu Credit Facility requires Kudu to maintain a minimum debt service coverage ratio of 2.5 times for 2025 and thereafter. As of March 31, 2026, Kudu had a debt service coverage ratio of 2.9 times.
Kudu may borrow undrawn balances until July 21, 2030, subject to customary terms and conditions, to the extent that the amount borrowed under the Kudu Credit Facility does not exceed the borrowing base, which is equal to 35% of the fair value of Kudu’s other long-term investments.
The following table presents the change in debt under the Kudu Credit Facility for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
Millions	2026	2025
Kudu Credit Facility
Beginning balance	$358.3	$245.3
Borrowings	—	8.0
Repayments	—	—
Ending balance	$358.3	$253.3

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
The HG Global Senior Notes require HG Global to maintain an interest reserve account of eight times the interest accrued for the most recent quarterly interest period. As of March 31, 2026 and December 31, 2025, the interest reserve account held short-term investments of $30.0 million and $30.4 million.
The HG Global Senior Notes are secured by the capital stock and other equity interests of HG Global’s subsidiaries, the interest reserve account and all cash and non-cash proceeds from such collateral. The HG Global Senior Notes contain various affirmative and negative covenants that White Mountains considers to be customary for such borrowings.
If the payment of principal and interest under the HG Global Senior Notes becomes subject to tax withholding on behalf of a relevant governmental authority for certain indemnified taxes, the HG Global Senior Notes require the payment of additional amounts such that the amount received by the noteholders is the same as would have been received absent the tax withholding being imposed. The HG Global Senior Notes require the payment of additional interest of 1.0% per annum if the HG Global Senior Notes receive a non-investment grade rating or are no longer rated. As of March 31, 2026, the HG Global Senior Notes had an investment grade rating.
As of March 31, 2026, the HG Global Senior Notes had an outstanding balance of $150.0 million.

Distinguished Credit Facility

On July 4, 2025, Distinguished entered into an amended credit facility (the “Distinguished Credit Facility”). The amendment waived certain change of control prepayment provisions and provided $50.0 million of incremental term loan principal for purposes of consummating the Distinguished Transaction. The $50.0 million of incremental term loan principal was subsequently drawn on September 2, 2025 in connection with the closing of the Distinguished Transaction. The Distinguished Credit Facility is comprised of a term loan of $141.0 million, a delayed-draw term loan of $40.0 million and a revolving credit loan commitment of $15.0 million. The Distinguished Credit Facility matures on October 10, 2029. Distinguished was required to make payments of principal on a quarterly basis totaling $0.4 million for 2025, increasing to $1.4 million annually thereafter. On an annual basis, Distinguished may also be required to use a percentage of excess cash flows to repay outstanding principal plus accrued interest if Distinguished’s total leverage ratio, calculated as total indebtedness less unrestricted cash over bank adjusted EBITDA, rises above 3.75 times. To date, no repayments have been required under this provision. The next annual determination will occur in the second quarter of 2026. Distinguished has the option to prepay, in whole or in part, the Distinguished Credit Facility at the outstanding principal plus accrued interest. The delayed draw term loan may be drawn on or before October 10, 2026. As of March 31, 2026, the revolving credit and delayed draw term loans were undrawn.
Interest on the Distinguished Credit Facility accrues at a floating rate equal to the three-month SOFR plus a stated margin ranging from 5.25% to 5.5% per annum based on Distinguished’s total leverage ratio. As of March 31, 2026, the stated margin was 5.5%.
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
The following table presents the change in debt under the Distinguished Credit Facility for the three months ended March 31, 2026:

Millions	Three Months Ended March 31, 2026
Distinguished Credit Facility
Beginning balance	$131.4
Borrowings	—
Repayments	(.3)
Ending balance	$131.1

The Distinguished Credit Facility is secured by all property of the loan parties and contains various representations, warranties and affirmative and negative covenants that White Mountains considers to be customary for such borrowings, including a maximum total leverage ratio of 5.5 times. As of March 31, 2026, Distinguished’s total leverage ratio was 4.9 times.

Other Operations Debt

As of March 31, 2026, White Mountains’s Other Operations had debt with an outstanding balance of $36.8 million, which consisted of five secured credit facilities (collectively, “Other Operations debt”).

WTM Credit Facility
On July 16, 2025, the Company entered into a credit agreement, which established a senior unsecured revolving credit facility of up to $250.0 million that matures on July 16, 2028 (the “WTM Credit Facility”). As of March 31, 2026, the WTM Credit Facility is undrawn. White Mountains may borrow undrawn balances until July 16, 2028, subject to customary terms and conditions, including key covenants tied to White Mountains’s minimum net worth and debt to total capital ratio. Interest on any future borrowings under the WTM Credit Facility will accrue at a floating rate generally equal to the SOFR term rate plus a stated margin ranging from 1.1% to 1.5% per annum.
The WTM Credit Facility contains various representations, warranties and affirmative and negative covenants that White Mountains considers to be customary for such borrowings.

Compliance

As of March 31, 2026, White Mountains was in compliance, in all material respects, with all of the covenants under its debt instruments.

Note 8.  Income Taxes

The Company has subsidiaries and branches that operate in various jurisdictions around the world and are subject to tax in the jurisdictions in which they operate.
As of March 31, 2026, the primary jurisdictions in which the Company’s subsidiaries and branches operated and were subject to tax include the United States, the United Kingdom, Luxembourg and Israel.
Certain of the Company’s subsidiaries are subject to the global minimum tax regime of the Organization for Economic Cooperation and Development (“OECD”) Pillar Two initiative, as enacted by Luxembourg, the United Kingdom and Israel in their respective domestic laws. The Pillar Two initiative includes a set of model rules that are generally designed to impose a top-up tax on a large multinational enterprise group to the extent that the group is not subject to an effective tax rate of at least 15% in each jurisdiction in which the group has a consolidated affiliate or permanent establishment.
The Company and its Bermuda-domiciled subsidiaries were not subject to income tax in Bermuda in 2025 and prior years. On December 27, 2023, Bermuda enacted a 15% corporate income tax that became effective on January 1, 2025. The Bermuda tax legislation defers the effective date for five years for Bermuda companies in consolidated groups that meet certain requirements. White Mountains expects to meet the requirements to be exempt from the Bermuda corporate income tax until January 1, 2030.
The Bermuda tax legislation also provides for an optional economic transition adjustment that can decrease or increase future years’ taxable income. Under GAAP, this economic transition adjustment was required to be recognized as a deferred tax asset or liability as of December 31, 2023 if a company intended to apply the adjustment to compute its taxable income. Accordingly, White Mountains recorded a net deferred tax asset of $68.0 million in 2023, of which $51.0 million was attributable to Ark and $17.0 million was attributable to HG Global. As of July 1, 2024, White Mountains no longer consolidates BAM. As a result of the deconsolidation of BAM, the BAM Surplus Notes were recorded at fair value, which resulted in the reversal of a $5.0 million deferred tax liability related to the economic transition adjustment, generating a $5.0 million deferred tax benefit in 2024. On December 11, 2025, Bermuda enacted legislation that changed the scope of assets and liabilities subject to the economic transition adjustment. This legislation resulted in the reversal of a $5.1 million deferred tax liability related to the economic transition adjustment, generating a $5.1 million deferred tax benefit in 2025.
As a result of legislation enacted by Luxembourg on December 17, 2025 and the United Kingdom on March 18, 2026, White Mountains expects to incur a top-up tax under the Luxembourg and United Kingdom Undertaxed Profits Rule (“UTPR”) equal to the amount of the deferred tax benefit for the year associated with the Bermuda economic transition adjustment. Consequently, White Mountains expects to derive no economic benefit from the economic transition adjustment and intends to opt out of the economic transition adjustment upon becoming subject to Bermuda corporate income tax. Accordingly, White Mountains recognized a deferred tax expense of $78.1 million in 2025 to reverse the net deferred tax asset related to the Bermuda economic transition adjustment.
White Mountains’s income tax expense related to pre-tax loss from continuing operations for the three months ended March 31, 2026, represented an effective tax rate of (3.1)%. The effective tax rate was different from the U.S. statutory rate of 21.0%, driven primarily by full year forecasted income in jurisdictions with lower tax rates than the United States and full valuation allowances on deferred tax assets at certain U.S. operations.
White Mountains’s income tax expense related to pre-tax income from continuing operations for the three months ended March 31, 2025, represented an effective tax rate of 13.3%. The effective tax rate was different from the U.S. statutory rate of 21.0%, driven primarily by full year forecasted income in jurisdictions with lower tax rates than the United States.
In arriving at the effective tax rate for the three months ended March 31, 2026 and 2025, White Mountains forecasted all income and expense items, including the change in net realized and unrealized investment gains (losses), for the years ending December 31, 2026 and 2025.
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
Under the Kudu Interest Rate Cap, if the three-month SOFR on a quarterly determination date exceeds 4.5%, Kudu will receive a payment from the counterparty for the difference on the subsequent settlement date. As of March 31, 2026, the three-month SOFR was 3.7%. For the three months ended March 31, 2026 and 2025, Kudu did not receive any payments related to the periodic settlement of the Kudu Interest Rate Cap.
Kudu accounts for the Kudu Interest Rate Cap as a derivative at fair value within other assets, with changes in fair value recognized in current period earnings within interest expense. For the three months ended March 31, 2026 and 2025, Kudu recognized a net unrealized gain of $0.2 million and a net unrealized loss of $0.5 million related to the change in fair value on the Kudu Interest Rate Cap within interest expense. As of March 31, 2026 and December 31, 2025, the fair value of the Kudu Interest Rate Cap was $0.2 million and $0.0 million. White Mountains classifies the Kudu Interest Rate Cap as a Level 2 measurement.

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
Under the HG Global 2022 Interest Rate Cap, if the three-month SOFR on a quarterly determination date exceeded 3.5% through July 25, 2025, HG Global received a payment from the counterparty for the difference on the subsequent settlement date. For the three months ended March 31, 2025, HG Global received a payment of $0.5 million related to the periodic settlement of the HG Global 2022 Interest Rate Cap.
Under the HG Global 2024 Interest Rate Cap, if the three-month SOFR on a quarterly determination date exceeds 4.5% between July 25, 2025 and July 25, 2028, HG Global will receive a payment from the counterparty for the difference on the subsequent settlement date. As of March 31, 2026, the three-month SOFR was 3.7%. For the three months ended March 31, 2026, HG Global did not receive any payments related to the periodic settlement of the HG Global 2024 Interest Rate Cap.
HG Global accounts for the HG Global Interest Rate Caps as derivatives at fair value within other assets, with changes in fair value recognized in current period earnings within interest expense.
For the three months ended March 31, 2026, HG Global recognized a net unrealized gain of $0.2 million related to the change in fair value of the HG Global 2024 Interest Rate Cap within interest expense. For the three months ended March 31, 2025, HG Global recognized a net unrealized loss of $1.1 million related to the change in fair value of both interest rate caps within interest expense. As of March 31, 2026 and December 31, 2025, the fair value of the HG Global 2024 Interest Rate Cap was $0.4 million and $0.2 million. White Mountains classifies the HG Global Interest Rate Caps as Level 2 measurements.

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
Under the Distinguished Interest Rate Cap, if the one-month SOFR on a monthly determination date exceeds 5.0%, Distinguished will receive a payment from the counterparty for the difference on the subsequent settlement date. As of March 31, 2026, the one-month SOFR was 3.7%.

Distinguished accounts for the Distinguished Interest Rate Cap as a derivative at fair value within other assets, with changes in fair value recognized in current period earnings within interest expense. For the three months ended March 31, 2026, Distinguished recognized no change in fair value on the Distinguished Interest Rate Cap within interest expense. As of March 31, 2026 and December 31, 2025, the fair value of the Distinguished Interest Rate Cap was $0.1 million and $0.1 million. White Mountains classifies the Distinguished Interest Rate Cap as a Level 2 measurement.

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
BAM charges an insurance premium on each municipal bond insurance policy it underwrites. Historically, approximately 55% of the total insurance premium charged by BAM has been a member surplus contribution, and the remainder is a risk premium. In return for the reinsurance provided, HG Re receives approximately 60% of the risk premium charged, which is net of a ceding commission.
The FLRT is a perpetual agreement with terms that can be renegotiated every five years. For the next renegotiation period, either party may provide notice during 2028 to trigger a renegotiation that would take effect on January 1, 2030.
For the three months ended March 31, 2026 and 2025, HG Re recognized gross written premiums of $8.3 million and $6.7 million and earned premiums of $7.7 million and $8.2 million.

XOLT
HG Re is party to an excess of loss reinsurance agreement (the “XOLT”) with BAM, under which HG Re provides last-dollar protection for exposures on municipal bonds insured by BAM in excess of the New York State Department of Financial Services (“NYDFS”) single issuer limits. As of March 31, 2026, the XOLT is subject to an aggregate limit equal to the lesser of $125.0 million or the assets held in the supplemental collateral trust (the “Supplemental Trust”) at any point in time. The XOLT is accounted for using deposit accounting, as the agreement does not meet the risk transfer requirements necessary to be accounted for as reinsurance. Accordingly, any financing revenues related to the XOLT are recorded in other revenues.
For the three months ended March 31, 2026 and 2025, other revenues recognized by HG Re related to the XOLT were insignificant.

Collateral Trusts

HG Re’s obligations under the FLRT are subject to an aggregate limit equal to the assets in two collateral trusts, the Supplemental Trust and the Regulation 114 Trust (together, the “Collateral Trusts”), at any point in time.
On a monthly basis, BAM deposits cash equal to ceded premiums net of ceding commissions, due to HG Re under the FLRT directly into the Regulation 114 Trust. The Regulation 114 Trust target balance is equal to HG Re’s unearned premiums and unpaid loss and LAE reserves, if any. If, at the end of any quarter, the Regulation 114 Trust balance is below the target balance, funds will be withdrawn from the Supplemental Trust and deposited into the Regulation 114 Trust in an amount equal to the shortfall. If, at the end of any quarter, the Regulation 114 Trust balance is above 102% of the target balance, funds will be withdrawn from the Regulation 114 Trust and deposited into the Supplemental Trust. The Regulation 114 Trust balance as of March 31, 2026 and December 31, 2025 was $405.8 million and $399.4 million, which consisted of cash, investments and accrued investment income.
The Supplemental Trust target balance is $603.0 million, less the amount of cash and securities in the Regulation 114 Trust in excess of its target balance (the “Supplemental Trust Target Balance”). If, at the end of any quarter, the Supplemental Trust balance exceeds the Supplemental Trust Target Balance, such excess may be distributed to HG Re. The distribution will be made first as an assignment of accrued interest on the BAM Surplus Notes and second in cash and/or fixed income securities. For the three months ended March 31, 2026, HG Re received a distribution from the Supplemental Trust of $15.0 million, which consisted of an assignment of $7.1 million of accrued interest on the BAM Surplus Notes and a cash distribution of $7.9 million. For the three months ended March 31, 2025, HG Re did not receive any distributions from the Supplemental Trust.

As the BAM Surplus Notes are repaid over time, the BAM Surplus Notes will be replaced in the Supplemental Trust by cash and fixed income securities. The Supplemental Trust balance as of March 31, 2026 and December 31, 2025 was $603.1 million and $607.1 million, which included $319.4 million and $323.3 million of cash, investments and accrued investment income, $276.8 million and $276.8 million of BAM Surplus Notes at nominal value and $6.9 million and $7.0 million of accrued interest receivable on the BAM Surplus Notes at nominal value.
As of March 31, 2026 and December 31, 2025, the Collateral Trusts held total assets of $1,008.9 million and $1,006.5 million.

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
During the three months ended March 31, 2026 and March 31, 2025, HG Global did not receive any payments of principal or interest on the BAM Surplus Notes.
As of March 31, 2026 and December 31, 2025, the principal balance on the BAM Surplus Notes was $276.8 million for both periods, and total interest receivable on the BAM Surplus Notes was $220.6 million and $213.7 million, all at nominal value. For three months ended March 31, 2026 and 2025, White Mountains accrued $6.9 million and $7.5 million of interest income on the BAM Surplus Notes.
White Mountains elected the fair value option for the BAM Surplus Notes. The BAM Surplus Notes are classified as a Level 3 measurement. White Mountains values the BAM Surplus Notes each quarter using a discounted cash flow analysis.
The discounted cash flow analysis used to value the BAM Surplus Notes depends on key inputs, such as projections of future revenues and earnings for BAM, expected payments on the BAM Surplus Notes through maturity and a discount rate to reflect time value and related uncertainty of the repayment pattern. The expected payments on the BAM Surplus Notes are based on management judgment, considering current performance, budgets and projected future results. These expected payments depend on BAM’s ability to generate excess cash flows from its operations, driven primarily by assumptions regarding future trends for the issuance of municipal bonds, interest rates, credit spreads, insured market penetration, competitive activity in the market for municipal bond insurance and other factors affecting the demand for and pricing of BAM’s municipal bond insurance, as well as BAM’s investment returns. The discount rate considers comparably-rated companies and instruments, adjusted for risks specific to BAM and the BAM Surplus Notes. As of March 31, 2026 and December 31, 2025, White Mountains concluded that a discount rate, which is a significant unobservable input used in estimating the fair value of the BAM Surplus Notes, of 8.30% and 8.05% was appropriate. The change in the discount rate was driven primarily by an increase in market interest rates.
When making its fair value selection, White Mountains considers all available information, facts and circumstances specific to BAM’s business and industry and any infrequent or unusual results for the period. As of March 31, 2026 and December 31, 2025, White Mountains recognized the BAM Surplus Notes at a fair value of $345.9 million and $339.0 million. The recorded fair values represent management's best estimate and are within the range of reasonable values derived from the discounted cash flow analysis.

The following table presents the changes in the nominal value and fair value of the BAM Surplus Notes for the three months ended March 31, 2026 and 2025:

Millions	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Beginning nominal value	$490.5	$495.7
Interest income from BAM Surplus Notes	6.9	7.5
Payments of principal and interest	—	—
Ending nominal value	497.4	503.2

Beginning fair value discount	(151.5)	(114.0)
Change in fair value of BAM Surplus Notes	—	—
Ending fair value discount	(151.5)	(114.0)

BAM Surplus Notes, at fair value	$345.9	$389.2

Insured Obligations and Premiums

The following table presents the HG Global segment’s insured obligations as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Contracts outstanding	17,721	17,377
Remaining weighted average contract period (in years) (1)	11.6	11.6

Outstanding par value of policies assumed (in millions) (2)	$20,856.3	$20,559.9

Gross unearned insurance premiums (in millions)	$328.5	$327.9
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

The following table presents the HG Global segment’s future premium revenues as of March 31, 2026:

Millions	March 31, 2026
April 1, 2026 - December 31, 2026	$21.1
2027	26.8
2028	25.2
2029	23.7
2030	22.3
2031 and thereafter	209.4
Total gross unearned insurance premiums	$328.5
The following table presents gross written premiums and gross earned premiums included in the HG Global segment for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
Millions	2026	2025
Written premiums:
Direct	$—	$—
Assumed	8.3	6.7
Gross written premiums	$8.3	$6.7
Earned premiums:
Direct	$—	$—
Assumed	7.7	8.2
Gross earned premiums	$7.7	$8.2

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
The following table presents the Company’s computation of earnings per share for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025
Basic and diluted earnings per share numerators (in millions):
Net income (loss) attributable to White Mountains’s common shareholders	$(27.2)	$33.9
Adjustment for redeemable noncontrolling interests (1)	(3.9)	—
Allocation of (earnings) losses to participating restricted common shares (2)	.3	(.3)
Basic and diluted earnings (losses) per share numerators	$(30.8)	$33.6
Basic earnings per share denominators (in thousands):
Total average common shares outstanding during the period	2,472.8	2,567.0
Average unvested restricted common shares (3)	(25.5)	(26.1)
Basic earnings (losses) per share denominator	2,447.3	2,540.9
Diluted earnings per share denominator (in thousands):
Total average common shares outstanding during the period	2,472.8	2,567.0
Average unvested restricted common shares (3)	(25.5)	(26.1)
Diluted earnings (losses) per share denominator	2,447.3	2,540.9
Basic and diluted earnings per share (in dollars):
Distributed earnings - dividends declared and paid	$1.00	$1.00
Undistributed earnings (losses)	(13.59)	12.19
Basic and diluted earnings (losses) per share	$(12.59)	$13.19
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
(3) Restricted shares outstanding vest upon a stated date. See Note 12 — “Employee Share-Based Incentive Compensation Plans.”

The following table presents the undistributed net earnings (losses) for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
Millions	2026	2025
Undistributed net earnings:
Net earnings (losses) available to White Mountains’s common shareholders, net of restricted common share amounts	$(30.8)	$33.6
Dividends declared, net of restricted common share amounts (1)	(2.4)	(2.5)
Total undistributed net earnings (losses), net of restricted common share amounts	$(33.2)	$31.1
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
The WTM Incentive Plan provides for grants of various types of share-based and non-share-based incentive awards to key employees and directors of White Mountains. As of March 31, 2026 and 2025, White Mountains’s share-based incentive compensation awards consist of performance shares and restricted shares.

Performance Shares

Performance shares are designed to reward employees for meeting company-wide performance targets. Performance shares are conditional grants of a specified maximum number of common shares or an equivalent amount of cash. Awards generally vest at the end of a three-year service period, are subject to the attainment of pre-specified performance goals and are valued based on the market value of common shares at the time awards are paid. Performance shares earned under the WTM Incentive Plan are typically paid in cash but may be paid in common shares. Compensation expense is recognized for the vested portion of the awards over the related service periods. The level of payout ranges from zero to two times the number of shares initially granted, depending on White Mountains’s financial performance. Performance shares become payable at the conclusion of a performance cycle (typically three years) if pre-defined financial targets are met.
The performance measure used for determining performance share payouts is the growth in compensation value per share (“CVPS”). Prior to 2025, CVPS was calculated as the average of the growth in adjusted book value per share and the growth in intrinsic value per share. Intrinsic value per share is calculated by adjusting White Mountains’s book value per share for differences between the book value of certain assets and liabilities and White Mountains’s estimate of their underlying intrinsic value. For calendar years beginning with 2025, White Mountains has replaced growth in adjusted book value per share with growth in book value per share in the calculation of CVPS. For example, for the 2024-2026 performance cycle, adjusted book value per share growth would be used in the calculation of CVPS for calendar year 2024, and book value per share growth would be used for calendar years 2025 and 2026.
The following table presents performance share activity for the three months ended March 31, 2026 and 2025 for performance shares granted under the WTM Incentive Plan:

	Three Months Ended March 31,
	2026		2025
$ in Millions	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	32,416	$73.2	34,859	$71.1
Shares paid or expired (1)	(10,835)	(44.1)	(13,150)	(48.7)
New grants	9,615	—	10,645	—
Forfeitures and cancellations (2)	19	.5	38	.8
Expense recognized	—	13.0	—	.1
End of period	31,215	$42.6	32,392	$23.3
(1) WTM performance share payments for the 2023-2025 performance cycle were made in March 2026 at 184% of target. WTM performance share payments for the 2022-2024 performance cycle were made in March 2025 at 200% of target.
(2) Amounts include changes in assumed forfeitures, as required under GAAP.

During the three months ended March 31, 2026, White Mountains granted 9,615 performance shares for the 2026-2028 performance cycle. During the three months ended March 31, 2025, White Mountains granted 10,645 performance shares for the 2025-2027 performance cycle.
For the 2023-2025 performance cycle, all performance shares earned were settled in cash. For the 2022-2024 performance cycle, the Company issued common shares for 30 performance shares earned, and all other performance shares earned were settled in cash. If all outstanding performance shares had vested on March 31, 2026, the total additional compensation cost to be recognized would have been $52.3 million, based on accrual factors as of March 31, 2026 (common share price and payout assumptions).
The following table presents performance shares outstanding and accrued expense for performance shares awarded under the WTM Incentive Plan as of March 31, 2026 for each performance cycle:

	March 31, 2026
$ in Millions	Target Performance Shares Outstanding	Accrued Expense
Performance cycle:
2024 – 2026	11,405	$28.6
2025 – 2027	10,670	14.0
2026 – 2028	9,615	.6
Sub-total	31,690	43.2
Assumed forfeitures	(475)	(.6)
Total	31,215	$42.6

For the 2026-2028 performance cycle, the targeted performance goal for full payment of outstanding performance shares granted under the WTM Incentive Plan is 11% average annual growth in CVPS. Average annual growth of 6% or less would result in no payout, and average annual growth of 16% or more would result in a payout of 200%.

Restricted Shares

Restricted shares are grants of a specified number of common shares that generally vest at the end of a 34-month service period. The following table presents the unrecognized compensation cost associated with the outstanding restricted share awards under the WTM Incentive Plan for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026		2025
$ in Millions	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value
Non-vested,
Beginning of period	32,910	$21.0	35,390	$19.9
Vested	(10,835)	—	(13,150)	—
Issued	9,615	21.3	10,645	19.5
Forfeited	—	—	—	—
Expense recognized	—	(4.1)	—	(3.8)
End of period	31,690	$38.2	32,885	$35.6

During the three months ended March 31, 2026, White Mountains issued 9,615 restricted shares that vest on January 1, 2029. During the three months ended March 31, 2025, White Mountains issued 10,645 restricted shares that vest on January 1, 2028. The unamortized issue date fair value as of March 31, 2026 is expected to be recognized ratably over the remaining vesting periods.

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

Redeemable Noncontrolling Interests

On September 5, 2028, the third anniversary of the closing of the Distinguished Transaction, certain noncontrolling unitholders will have the option to sell additional units representing 31.4% of Distinguished’s basic units outstanding to White Mountains at the same unit price paid in the Distinguished Transaction less aggregate per unit distributions. As of both March 31, 2026 and December 31, 2025, the carrying value of the redeemable noncontrolling interests was $131.5 million, and the redemption value would have been $131.5 million if exercised in full.

Nonredeemable Noncontrolling Interests

The following table presents the nonredeemable noncontrolling interests included in White Mountains’s total equity and the related percentage of each consolidated entity’s total equity owned by noncontrolling shareholders as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
$ in Millions	Nonredeemable Noncontrolling Percentage (1)	Nonredeemable Noncontrolling Equity	Nonredeemable Noncontrolling Percentage (1)	Nonredeemable Noncontrolling Equity
Nonredeemable noncontrolling interests:
Ark (2)	27.9%	$447.8	27.9%	$465.2
Kudu (3)	8.7%	135.4	8.8%	141.2
HG Global	3.1%	(19.2)	3.1%	(18.4)
Distinguished (4)	13.1%	70.6	13.1%	73.7
Other	various	36.4	various	36.5
Total nonredeemable noncontrolling interests		$671.0		$698.2
(1) The nonredeemable noncontrolling percentage represents the basic ownership interests held by noncontrolling shareholders with the exception of HG Global, for which the nonredeemable noncontrolling percentage represents the preferred share ownership held by noncontrolling shareholders.
(2) As of March 31, 2026 and December 31, 2025, Ark’s nonredeemable noncontrolling interests include $52.5 and $58.6 related to management’s equity incentives.
(3) As of March 31, 2026 and December 31, 2025, Kudu’s nonredeemable noncontrolling interests include $42.7 and $52.3 related to management’s equity incentives.
(4) As of March 31, 2026 and December 31, 2025, Distinguished’s nonredeemable noncontrolling interests include $32.3 and $33.3 related to management’s equity incentives.

Note 14. Segment Information

As of March 31, 2026, White Mountains conducted its operations through four reportable segments: (1) Ark/WM Outrigger, (2) Kudu, (3) HG Global and (4) Distinguished, with its remaining operating businesses, holding companies and other assets included in Other Operations. White Mountains has made its segment determination based on consideration of the following criteria: (i) the nature of the business activities of each of the Company’s subsidiaries and affiliates; (ii) the manner in which the Company’s subsidiaries and affiliates are organized; (iii) the existence of primary managers responsible for specific subsidiaries and affiliates; and (iv) the organization of information provided to the Company’s CODM and the Board of Directors. The Company’s CODM is its Chief Executive Officer. The CODM utilizes each segment’s pre-tax income (loss) in assessing each segment’s performance and allocating resources. Other measures of segment profitability are also reviewed by the CODM. Significant intercompany transactions among White Mountains’s segments have been eliminated herein.
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
The following tables present White Mountains’s pre-tax financial results by segment for the three months ended March 31, 2026 and 2025:

	Ark/WM Outrigger					Other Operations
Millions	Ark	WM Outrigger Re	Kudu	HG Global	Distinguished		Total
Three Months Ended March 31, 2026
Earned insurance premiums	$371.1	$2.7	$—	$7.7	$—	$3.4	$384.9
Net investment income (1)	27.4	1.3	20.8	7.7	.7	13.5	71.4
Net realized and unrealized investment gains (losses)	(32.8)	(.1)	42.0	(5.2)	—	6.9	10.8
Net realized and unrealized investment gains (losses) from investment in MediaAlpha	—	—	—	—	—	(65.2)	(65.2)
Interest income from BAM Surplus Notes	—	—	—	6.9	—	—	6.9
Commission and fee revenues	—	—	—	—	39.6	3.6	43.2
Net gain on sale of the Bamboo Group	—	—	—	—	—	2.4	2.4
Other revenues	6.7	—	.2	.1	—	56.4	63.4
Total revenues	372.4	3.9	63.0	17.2	40.3	21.0	517.8
Loss and LAE	206.4	.3	—	—	—	.3	207.0
Acquisition expenses	97.9	.9	—	2.1	—	1.3	102.2
Cost of sales	—	—	—	—	—	42.7	42.7
Broker commission expenses	—	—	—	—	17.2	—	17.2
General and administrative expenses (2) (3)	47.5	—	4.2	.7	37.2	55.3	144.9
Change in fair value of contingent consideration	10.0	—	—	—	—	—	10.0
Interest expense	4.1	—	7.1	3.6	3.5	1.0	19.3
Total expenses	365.9	1.2	11.3	6.4	57.9	100.6	543.3
Pre-tax income (loss)	$6.5	$2.7	$51.7	$10.8	$(17.6)	$(79.6)	$(25.5)
(1) Distinguished’s net investment income is included in other revenues in the consolidated statement of operations.
(2) Ark’s general and administrative expenses include $34.9 of other underwriting expenses.
(3) Distinguished’s general and administrative expenses include $7.4 of amortization of other intangible assets.

	Ark/WM Outrigger					Other Operations
Millions	Ark	WM Outrigger Re	Kudu	HG Global	Bamboo		Total
Three Months Ended March 31, 2025
Earned insurance premiums	$346.0	$12.0	$—	$8.2	$14.9	$13.9	$395.0
Net investment income (1)	21.3	2.2	19.4	6.3	.7	9.7	59.6
Net realized and unrealized investment gains (losses) (1)	29.6	(.1)	44.0	10.0	.3	2.8	86.6
Net realized and unrealized investment gains (losses) from investment in MediaAlpha	—	—	—	—	—	(36.6)	(36.6)
Interest income from BAM Surplus Notes	—	—	—	7.5	—	—	7.5
Commission and fee revenues	—	—	—	—	44.2	3.9	48.1
Other revenues	2.2	—	.4	.1	1.3	13.6	17.6
Total revenues	399.1	14.1	63.8	32.1	61.4	7.3	577.8
Loss and LAE	213.3	20.2	—	—	10.9	17.4	261.8
Acquisition expenses	83.8	(.3)	—	1.9	6.6	5.1	97.1
Cost of sales	—	—	—	—	—	7.5	7.5
Broker commission expenses	—	—	—	—	15.5	—	15.5
General and administrative expenses (2) (3)	35.8	.1	4.0	.6	20.0	35.5	96.0
Change in fair value of contingent consideration	9.7	—	—	—	—	—	9.7
Interest expense	4.2	—	6.4	4.6	2.1	.5	17.8
Total expenses	346.8	20.0	10.4	7.1	55.1	66.0	505.4
Pre-tax income (loss)	$52.3	$(5.9)	$53.4	$25.0	$6.3	$(58.7)	$72.4
(1) Bamboo’s net investment income and net realized and unrealized investment gains (losses) are included in other revenues in the consolidated statement of operations.
(2) Ark’s general and administrative expenses include $28.5 of other underwriting expenses.
(3) Bamboo’s general and administrative expenses include $4.0 of amortization of other intangible assets.

The following tables present White Mountains’s revenues from external customers by country for three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026
Millions	United States	United Kingdom	Bermuda	Other	Total
Earned insurance premiums	$.2	$231.2	$153.5	$—	$384.9
Commission and fee revenues	39.6	—	—	3.6	43.2
Other revenues (1)	56.4	—	—	—	56.4
Total	$96.2	$231.2	$153.5	$3.6	$484.5
(1) Amounts include revenues from external customers related to certain consolidated Other Operating Businesses.

	Three Months Ended March 31, 2025
Millions	United States	United Kingdom	Bermuda	Other	Total
Earned insurance premiums	$14.9	$215.5	$164.6	$—	$395.0
Commission and fee revenues	44.2	—	—	3.9	48.1
Other revenues (1)	13.6	—	—	—	13.6
Total	$72.7	$215.5	$164.6	$3.9	$456.7
(1) Amounts include revenues from external customers related to certain consolidated Other Operating Businesses.

The following table presents White Mountains’s balance sheet information by segment as of March 31, 2026 and December 31, 2025:

Millions Selected Balance Sheet Data	Ark/WM Outrigger	Kudu	HG Global		Distinguished	Other Operations		Total
March 31, 2026
Total investments	$3,907.4	$1,379.7	$790.8		$66.1	$2,209.4	(1)	$8,353.4
Total assets	$7,220.7	$1,447.1	$1,247.6		$701.1	$2,552.4	(2) (3)	$13,168.9
Total liabilities	$5,541.4	$456.0	$499.8	(2)	$284.6	$211.1	(2) (3)	$6,992.9
Redeemable noncontrolling interests	$—	$—	$—		$131.5	$—		$131.5
Total White Mountains’s common shareholders’ equity	$1,231.5	$855.7	$767.0	(2)	$214.4	$2,304.9	(2)	$5,373.5
Nonredeemable noncontrolling interests	$447.8	$135.4	$(19.2)		$70.6	$36.4		$671.0
December 31, 2025
Total investments	$3,926.5	$1,313.3	$784.2		$94.0	$2,205.9	(1)	$8,323.9
Total assets	$6,354.1	$1,402.3	$1,236.8		$735.4	$2,577.9	(2) (3)	$12,306.5
Total liabilities	$4,528.5	$446.9	$499.5	(2)	$307.1	$269.4	(2) (3)	$6,051.4
Redeemable noncontrolling interests	$—	$—	$—		$131.5	$—		$131.5
Total White Mountains’s common shareholders’ equity	$1,360.4	$814.2	$755.7	(2)	$223.1	$2,272.0	(2)	$5,425.4
Nonredeemable noncontrolling interests	$465.2	$141.2	$(18.4)		$73.7	$36.5		$698.2
(1) Total investments as of March 31, 2026 and December 31, 2025 exclude $0.6 and $1.0 related to an Other Operating Business that was reclassified to assets held for sale. See Note 19 — “Held for Sale.”
(2) HG Global preferred dividends payable to White Mountains’s subsidiaries is eliminated in White Mountains’s consolidated financial statements. For segment reporting, the HG Global preferred dividends payable to White Mountains’s subsidiaries included within the HG Global segment are eliminated against the offsetting receivable included within Other Operations and therefore added back to White Mountains’s common shareholders’ equity within the HG Global segment. As of March 31, 2026 and December 31, 2025, the HG Global preferred dividends payable to White Mountains’s subsidiaries were $544.1 and $527.2.
(3) Amounts include held for sale balances. See Note 19 — “Held for Sale.”

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
White Mountains consolidates a VIE if it determines that it is the primary beneficiary. The primary beneficiary is defined as the entity that holds a variable interest that gives it both the power to direct the VIE’s activities that most significantly impact its economic performance and the obligation to absorb losses of, or the right to receive returns from, the VIE that could potentially be significant to the VIE. The identification of the primary beneficiary of a VIE may require significant assumptions and judgment. When White Mountains determines it has a variable interest in a VIE, it determines whether it is the primary beneficiary of that VIE by performing an analysis that principally considers: (i) the VIE’s purpose and design, including the risks the VIE was designed to create and pass through to its variable interest holders; (ii) the VIE’s capital structure; (iii) the identification of the activities that most significantly impact the VIE’s economic performance; (iv) the governance provisions and other contractual arrangements between the VIE and its variable interest holders and other parties involved with the VIE; and (v) related party relationships. At inception of its variable interest in the VIE as well as on an ongoing basis, White Mountains performs qualitative assessments of each VIE to determine whether White Mountains is the primary beneficiary of a VIE.

WM Outrigger Re

As of March 31, 2026, White Mountains owned 100.0% of WM Outrigger Re’s preferred equity. White Mountains has determined that Outrigger Re Ltd. and its segregated accounts, including WM Outrigger Re, are VIEs. White Mountains is not the primary beneficiary of Outrigger Re Ltd. or its third-party segregated accounts. White Mountains is the primary beneficiary of WM Outrigger Re, as it has both the power to direct the activities that most significantly impact WM Outrigger Re’s economic performance and the obligation to absorb losses, or the right to receive returns, that could potentially be significant to WM Outrigger Re. As a result, White Mountains consolidates WM Outrigger Re’s results in its financial statements. The assets of WM Outrigger Re can only be used to settle the liabilities of WM Outrigger Re, and there is no recourse to the Company for any creditors of WM Outrigger Re. WM Outrigger Re’s obligations under its reinsurance agreement with GAIL are subject to an aggregate limit equal to the assets in its collateral trust at any point in time. As of March 31, 2026, investments of $117.7 million were held in its collateral trust account.

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
BAM’s underwriting process was determined to be the activity that most significantly impacts BAM’s economic performance. BAM’s underwriting guidelines define the types of credits that BAM may insure. BAM has the ability to change its underwriting guidelines without HG Re’s approval. Pursuant to the FLRT, HG Re is only required to provide reinsurance on policies that fall within a separate set of FLRT underwriting guidelines. Changes to these FLRT underwriting guidelines require HG Re’s approval. However, because BAM may amend the BAM underwriting guidelines without the consent of HG Re, White Mountains does not have the power to direct BAM’s activities that most significantly impact its economic performance and is not BAM’s primary beneficiary. Accordingly, White Mountains does not consolidate BAM.
BAM’s assets can only be used to settle BAM’s obligations, and general creditors of BAM have no recourse to the Company or HG Global. HG Re’s obligations to BAM under the FLRT are subject to an aggregate limit equal to the assets in the Collateral Trusts at any point in time. As of March 31, 2026, the Collateral Trusts held assets of $1,008.9 million.

Distinguished

As of March 31, 2026, White Mountains had a 55.5% limited partnership interest in Distinguished. White Mountains has determined that Distinguished is a VIE. As a limited partnership, Distinguished is a VIE because the limited partnership interests do not have substantive kick-out rights or participating rights. White Mountains is the primary beneficiary of Distinguished, as it has both the power to direct the activities that most significantly impact Distinguished’s economic performance through its control of Distinguished’s general partner and the obligation to absorb losses, or the right to receive returns, that could potentially be significant to Distinguished through its basic units owned. As a result, White Mountains consolidates Distinguished’s results in its financial statements. The assets of Distinguished can only be used to settle the liabilities of Distinguished, and there is no recourse to the Company for any creditors of Distinguished.

Bamboo SPV

As of March 31, 2026, White Mountains had a 27.9% limited partnership interest in the Bamboo SPV. White Mountains has determined that the Bamboo SPV is a VIE but that White Mountains is not the primary beneficiary and therefore does not consolidate the Bamboo SPV. White Mountains’s ownership interest gives White Mountains the ability to exert significant influence over the significant financial and operating activities of the Bamboo SPV. Accordingly, the Bamboo SPV meets the criteria to be accounted for under the equity method. White Mountains has taken the fair value option for its investment in the Bamboo SPV. Changes in the fair value of the Bamboo SPV are recorded in net realized and unrealized investment gains (losses). As of March 31, 2026, White Mountains’s maximum exposure to loss on its limited partnership interest in the Bamboo SPV is the carrying value of $260.0 million.

PassportCard/DavidShield

As of March 31, 2026, White Mountains’s ownership interest in PassportCard/DavidShield was 53.8%. White Mountains has determined that PassportCard/DavidShield is a VIE but that White Mountains is not the primary beneficiary and therefore does not consolidate PassportCard/DavidShield. The governance structure for PassportCard/DavidShield was designed to give White Mountains and its co-investor equal power to make the decisions that most significantly impact its operations. White Mountains does not have the unilateral power to direct the operations of PassportCard/DavidShield and does not hold a controlling financial interest. White Mountains’s ownership interest gives White Mountains the ability to exert significant influence over the significant financial and operating activities of PassportCard/DavidShield. Accordingly, White Mountains’s investment in PassportCard/DavidShield meets the criteria to be accounted for under the equity method. White Mountains has taken the fair value option for its investment in PassportCard/DavidShield. Changes in the fair value of PassportCard/DavidShield are recorded in net realized and unrealized investment gains (losses). As of March 31, 2026, White Mountains’s maximum exposure to loss on its equity investment in PassportCard/DavidShield and the non-interest-bearing loan to its co-investor is the total carrying value of $179.8 million.

BroadStreet

As of March 31, 2026, White Mountains’s had a 10.9% limited partnership interest in the BroadStreet SPV. White Mountains has determined that the BroadStreet SPV is a VIE but that White Mountains is not the primary beneficiary and therefore does not consolidate the BroadStreet SPV. White Mountains’s ownership interest gives White Mountains the ability to exert significant influence over the significant financial and operating activities of the BroadStreet SPV. Accordingly, the BroadStreet SPV meets the criteria to be accounted for under the equity method. White Mountains has taken the fair value option for its investment in the BroadStreet SPV, which is measured at NAV as a practical expedient. Changes in the fair value of the BroadStreet SPV are recorded in net realized and unrealized investment gains (losses). As of March 31, 2026, White Mountains’s maximum exposure to loss on its limited partnership interest in the BroadStreet SPV is the carrying value of $170.1 million.

Limited Partnerships

White Mountains’s investments in limited partnerships are generally considered VIEs because the limited partnership interests do not have substantive kick-out rights or participating rights. White Mountains does not have the unilateral power to direct the operations of these limited partnerships, and therefore White Mountains is not the primary beneficiary and does not consolidate the limited partnerships. White Mountains has taken the fair value option for its investments in limited partnerships, which are generally measured at NAV as a practical expedient. As of March 31, 2026, White Mountains’s maximum exposure to loss on its investments in limited partnerships is the carrying value of $284.1 million.

Note 16. Equity Method Eligible Investments

White Mountains’s equity method eligible investments include those in which White Mountains has the ability to exert significant influence over the investee’s operating and financial policies. Under GAAP, equity method eligible investments are considered related parties. White Mountains has generally taken the fair value option for its equity method eligible investments.
The following table presents the ownership interests and carrying values of White Mountains’s equity method eligible investments as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
$ in Millions	Ownership Interest	Carrying Value	Ownership Interest	Carrying Value
Kudu’s Participation Contracts (1)	4.1% - 30.0%	$1,352.2	4.1% - 30.0%	$1,285.0
Bamboo SPV	27.9%	$260.0	27.9%	$250.0
BroadStreet SPV	10.9%	$170.1	10.9%	$160.0
PassportCard/DavidShield	53.8%	$170.0	53.8%	$170.0
Investment in MediaAlpha (2)	28.4%	$166.1	27.7%	$231.2
Other equity method eligible investments (3)	Under 50.0%	$299.3	Under 50.0%	$301.0
(1) Ownership interest references basic ownership interest with the exception of Kudu’s Participation Contracts, which are generally noncontrolling equity interests in the form of revenue and earnings participation contracts.
(2) MediaAlpha’s ownership interest is based on the total class A and class B common shares outstanding.
(3) Includes certain other unconsolidated entities, private equity funds and an ILS fund.

For the three months ended March 31, 2026 and 2025, White Mountains received dividend and income distributions from equity method eligible investments of $30.2 million and $16.6 million, which were generally recorded within net investment income in the consolidated statements of operations.

Note 17. Fair Value of Financial Instruments

White Mountains records its financial instruments at fair value with the exception of debt obligations, which are recorded as debt at face value less unamortized debt issuance costs and original issue discount. See Note 7 — “Debt.”
    The following table presents the fair value and carrying value of these financial instruments as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
Millions	Fair Value	Carrying Value	Fair Value	Carrying Value
Ark 2021 Subordinated Notes	$176.2	$159.3	$179.2	$159.7
Kudu Credit Facility	$356.6	$350.6	$365.3	$350.4
HG Global Senior Notes	$152.0	$147.9	$153.8	$147.8
Distinguished Credit Facility	$130.9	$129.6	$131.2	$129.9
Distinguished other debt	$12.9	$11.2	$12.2	$10.9
Other Operations debt	$36.3	$36.2	$38.0	$38.3

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

Note 19. Held for Sale

White Mountains recognizes assets and liabilities classified as held for sale at the lower of carrying value on the date the asset is initially classified as held for sale or fair value less costs to sell. At the time of reclassification to held for sale, White Mountains ceases to recognize depreciation and amortization on assets held for sale. White Mountains reported assets and liabilities held for sale related to the pending sale of an Other Operating Business. As of March 31, 2026 and December 31, 2025, White Mountains reported assets and liabilities held for sale related to the pending sale of an Other Operating Business, which included $4.5 million and $5.0 million of short-term investments, cash and other assets as well as $2.9 million and $3.6 million of other liabilities.

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
The following discussion also includes eight non-GAAP financial measures: (i) Ark’s tangible book value, (ii) Ark’s tangible capital, (iii) Kudu’s earnings before interest, taxes, depreciation and amortization (“EBITDA”), (iv) Kudu’s adjusted EBITDA, (v) Distinguished’s ScaleCo net income (loss), (vi) Distinguished’s ScaleCo EBITDA (vii) Distinguished’s ScaleCo adjusted EBITDA and (viii) total consolidated portfolio return excluding MediaAlpha. These non-GAAP financial measures have been reconciled from their most comparable GAAP financial measures on page 70. White Mountains believes these measures to be useful in evaluating White Mountains’s financial performance and condition.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2026 and 2025

Overview

White Mountains reported book value per share of $2,170 as of March 31, 2026, a decrease of 1% for the first quarter of 2026, including dividends. Results in the first quarter of 2026 were driven primarily by solid results from White Mountains’s operating businesses that were more than offset by a decline in the MediaAlpha share price.
White Mountains reported book value per share of $1,752 as of March 31, 2025, an increase of 0.4% in the first quarter of 2025, including dividends. Results in the first quarter of 2025 were driven primarily by solid results from White Mountains’s operating businesses and good investment returns, mostly offset by a decline in the MediaAlpha share price.
Comprehensive income (loss) attributable to common shareholders was $(27) million in the first quarter 2026 compared to $35 million in the first quarter of 2025. Results in the first quarter of 2026 included $11 million of net realized and unrealized investment gains compared to $87 million in the first quarter of 2025. Results in the first quarter 2026 also included $65 million of unrealized investment losses from White Mountains’s investment in MediaAlpha compared to $37 million in the first quarter of 2025.
On February 26, 2026, White Mountains deployed $125 million into Bishop Street, a diversified platform of MGAs and niche underwriting teams focused on the property and casualty insurance sector.
In the second quarter of 2026, WTM Partners closed two new acquisitions. The acquisition of BaseSix Systems LLC, a low voltage electrical systems integrator, closed on April 1, 2026 and represented an equity investment of approximately $97 million. The acquisition of Hawkeye Electric, LLC, a provider of specialty electrical contracting services, closed on May 1, 2026 and represented an equity investment of approximately $35 million.
Including these deployments, undeployed capital stands at roughly $0.8 billion.
The Ark/WM Outrigger segment’s combined ratio was 91% in the first quarter of 2026 compared to 97% in the first quarter of 2025. The Ark/WM Outrigger segment reported gross written premiums of $1,091 million, net written premiums of $590 million and net earned premiums of $374 million in the first quarter of 2026 compared to gross written premiums of $1,108 million, net written premiums of $728 million and net earned premiums of $358 million in the first quarter of 2025. The Ark/WM Outrigger segment reported pre-tax income of $9 million in the first quarter of 2026 compared to $46 million in the first quarter of 2025.
Ark’s combined ratio was 91% in the first quarter of 2026 compared to 94% in the first quarter of 2025. Ark’s combined ratio in the first quarter of 2026 included seven points of catastrophe losses, driven by losses related to the war in Iran. This compares to 25 points of catastrophe losses in the first quarter of 2025, driven by losses related to the California wildfires. Ark’s combined ratio included five points of net favorable prior year development in the first quarter of 2026, driven primarily by the specialty and property lines of business. This compares to 14 points of net favorable prior year development in the first quarter of 2025, driven primarily by the marine & energy and property lines of business. Ark has exposure to the war in Iran, primarily through the specialty and marine & energy lines of business. In the first quarter of 2026, Ark recorded estimated losses of $25 million (net of reinsurance and reinstatement premiums). However, losses could increase as the war is ongoing.

Ark reported gross written premiums of $1,091 million, net written premiums of $590 million and net earned premiums of $371 million in the first quarter of 2026 compared to gross written premiums of $1,108 million, net written premiums of $690 million and net earned premiums of $346 million in the first quarter of 2025. The decline in Ark’s written premiums was driven primarily by a change in the timing of recognition of certain delegated authority business. This change had no impact on the timing of recognition of Ark’s earned premiums, which increased 7% in the first quarter of 2026 compared to the first quarter of 2025, driven primarily by continued growth in the specialty and property lines of business. Net written premiums were also impacted by Ark’s greater use of quota share reinsurance in the current period. As a result, ceded written premiums increased to $501 million in the first quarter of 2026 from $417 million in the first quarter of 2025. Ark reported pre-tax income of $7 million in the first quarter of 2026 compared to $52 million in the first quarter of 2025. Ark’s results included net realized and unrealized investment gains (losses) of $(33) million in the first quarter of 2026 compared to $30 million in the first quarter of 2025.
WM Outrigger Re’s combined ratio was 44% in the first quarter of 2026 compared to 166% in the first quarter of 2025. Catastrophe losses in the first quarter of 2025 included $19 million of losses related to the California wildfires (net of reinstatement premiums). Ark renewed Outrigger Re Ltd. for the 2026 underwriting year with $70 million of unaffiliated third-party capital. Through March 31, 2026, WM Outrigger Re has generated pre-tax income of $57 million from the 2025 underwriting year, $29 million from the 2024 underwriting year and $76 million from the 2023 underwriting year.
Kudu reported total revenues of $63 million, pre-tax income of $52 million and adjusted EBITDA of $17 million in the first quarter of 2026 compared to total revenues of $64 million, pre-tax income of $53 million and adjusted EBITDA of $16 million in the first quarter of 2025. Total revenues, pre-tax income and adjusted EBITDA included $21 million of net investment income in the first quarter of 2026 compared to $19 million in the first quarter of 2025. Total revenues and pre-tax income also included $42 million of net realized and unrealized investment gains in the first quarter of 2026 compared to $44 million in the first quarter of 2025.
Kudu deployed a total of $21 million, including transaction costs, into one new asset management firm in the first quarter of 2026. As of March 31, 2026, Kudu has deployed $1.2 billion, including transaction costs, into 31 asset and wealth management firms globally, including three that have been exited. As of March 31, 2026, the asset and wealth management firms have combined assets under management (“AUM”) of approximately $155 billion, spanning a range of asset classes.
HG Global reported gross written premiums of $8 million and earned premiums of $8 million in the first quarter of 2026 compared to gross written premiums of $7 million and earned premiums of $8 million in the first quarter of 2025. HG Global’s total par value of policies assumed was $518 million in the first quarter of 2026 compared to $427 million in the first quarter of 2025. HG Global’s total gross pricing was 160 basis points in the first quarter of 2026 compared to 157 basis points in the first quarter of 2025. HG Global reported pre-tax income of $11 million in the first quarter of 2026 compared to $25 million in the first quarter of 2025. HG Global’s results included net realized and unrealized investment gains (losses) of $(5) million in the first quarter of 2026 compared to $10 million in the first quarter of 2025, driven by movements in interest rates.
The fair value of the BAM Surplus Notes was $346 million as of March 31, 2026 compared to $339 million as of December 31, 2025. The increase was driven by $7 million of accrued interest.
Distinguished reported managed premiums of $132 million, commission and fee revenues of $40 million, pre-tax loss of $18 million and ScaleCo adjusted EBITDA of $4 million for the first quarter of 2026. Distinguished’s managed premiums increased by 7% in the first quarter of 2026 compared to the first quarter of 2025. This includes periods prior to White Mountains’s ownership of Distinguished, which White Mountains believe is useful in understanding Distinguished’s performance.
As of March 31, 2026, White Mountains owned 17.9 million shares of MediaAlpha, representing a 28% basic ownership interest based on the total class A and class B common shares outstanding. As of March 31, 2026, MediaAlpha’s share price was $9.30 per share, which decreased from $12.95 per share as of December 31, 2025. The carrying value of White Mountains’s investment in MediaAlpha was $166 million as of March 31, 2026 compared to $231 million as of December 31, 2025. At White Mountains’s current level of ownership, each $1.00 per share increase or decrease in the share price of MediaAlpha will result in an approximate $7.00 per share increase or decrease in White Mountains’s book value per share.
White Mountains’s total consolidated portfolio return on invested assets was 0.2% in the first quarter of 2026, which included $65 million of unrealized investment losses from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total consolidated portfolio return on invested assets was 1.0% in the first quarter of 2026. Excluding MediaAlpha, investment results in the first quarter of 2026 were driven primarily by net investment income, net unrealized investment gains from other long-term investments and net unrealized investment losses from the fixed income and common equity portfolios.
White Mountains’s total consolidated portfolio return on invested assets was 1.7% in the first quarter of 2025, which included $37 million of unrealized investment losses from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total consolidated portfolio return on invested assets was 2.3% in the first quarter of 2025. Excluding MediaAlpha, investment results in the first quarter of 2025 were driven primarily by net investment income and net unrealized investment gains from the other long-term investments and fixed income portfolios.

Book Value Per Share

The following table presents White Mountains’s book value per share as of March 31, 2026, December 31, 2025 and March 31, 2025:

	March 31, 2026	December 31, 2025	March 31, 2025
Book value per share numerator (in millions):
White Mountains’s common shareholders’ equity	$5,373.5	$5,425.4	$4,509.6
Book value per share denominator (in thousands):
Common shares outstanding	2,476.7	2,479.7	2,573.7

Book value per share	$2,169.66	$2,187.97	$1,752.17

Year-to-date dividends paid per share	$1.00	$1.00	$1.00

Goodwill and Other Intangible Assets

The following table presents goodwill and other intangible assets that are included in White Mountains’s book value as of March 31, 2026, December 31, 2025 and March 31, 2025:

Millions	March 31, 2026	December 31, 2025	March 31, 2025
Goodwill:
Ark	$116.8	$116.8	$116.8
Kudu	7.6	7.6	7.6
Distinguished (1)	397.9	396.7	—
Bamboo	—	—	270.4
Other Operations	93.0	93.0	44.4
Total goodwill	615.3	614.1	439.2
Other intangible assets:
Ark	175.7	175.7	175.7
Kudu	—	.1	.3
Distinguished (1)	173.6	181.0	—
Bamboo	—	—	80.6
Other Operations	47.1	49.3	19.3
Total other intangible assets	396.4	406.1	275.9
Total goodwill and other intangible assets (2)	1,011.7	1,020.2	715.1
Goodwill and other intangible assets attributed to noncontrolling interests (3)	(374.5)	(378.6)	(189.2)
Goodwill and other intangible assets included in White Mountains’s common shareholders’ equity	$637.2	$641.6	$525.9
(1) The relative fair values of goodwill and other intangible assets recognized in connection with the Distinguished Transaction have not yet been finalized. See Note 2 — “Significant Transactions.”
(2) See Note 4 — “Goodwill and Other Intangible Assets” on page 24 for details of other intangible assets.
(3) Amounts reflect the basic ownership percentage of the noncontrolling shareholders.

Summary of Consolidated Results

The following table presents White Mountains’s consolidated financial results by industry for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
Millions	2026	2025
Revenues:
P&C Insurance and Reinsurance revenues	$376.3	$413.2
Asset Management revenues	63.0	63.8
Financial Guarantee revenues	17.2	32.1
Specialty Insurance Distribution	40.3	—
P&C Insurance Distribution revenues	—	61.4
Other Operations revenues	21.0	7.3
Total revenues	517.8	577.8
Expenses:
P&C Insurance and Reinsurance expenses	367.1	366.8
Asset Management expenses	11.3	10.4
Financial Guarantee expenses	6.4	7.1
Specialty Insurance Distribution	57.9	—
P&C Insurance Distribution expenses	—	55.1
Other Operations expenses	100.6	66.0
Total expenses	543.3	505.4
Pre-tax income (loss):
P&C Insurance and Reinsurance pre-tax income (loss)	9.2	46.4
Asset Management pre-tax income (loss)	51.7	53.4
Financial Guarantee pre-tax income (loss)	10.8	25.0
Specialty Insurance Distribution	(17.6)	—
P&C Insurance Distribution pre-tax income (loss)	—	6.3
Other Operations pre-tax income (loss)	(79.6)	(58.7)
Total pre-tax income (loss)	(25.5)	72.4

Net income (loss):
Income tax (expense) benefit	(.8)	(9.6)
Net income (loss)	(26.3)	62.8
Net (income) loss attributable to noncontrolling interests	(.9)	(28.9)
Net income (loss) attributable to White Mountains’s common shareholders	(27.2)	33.9
Comprehensive income (loss):
Other comprehensive income (loss), net of tax	1.0	2.0
Comprehensive income (loss)	(26.2)	35.9
Other comprehensive (income) loss attributable to noncontrolling interests	(.4)	(.8)
Comprehensive income (loss) attributable to White Mountains’s common shareholders	$(26.6)	$35.1

I. SUMMARY OF OPERATIONS BY SEGMENT

As of March 31, 2026, White Mountains conducted its operations through four reportable segments: (1) Ark/WM Outrigger, (2) Kudu, (3) HG Global and (4) Distinguished, with our remaining operating businesses, holding companies and other assets included in Other Operations. White Mountains has made its segment determination based on consideration of the following criteria: (i) the nature of the business activities of each of the Company’s subsidiaries and affiliates; (ii) the manner in which the Company’s subsidiaries and affiliates are organized; (iii) the existence of primary managers responsible for specific subsidiaries and affiliates; and (iv) the organization of information provided to the Company’s chief operating decision maker and its Board of Directors. Significant intercompany transactions among White Mountains’s segments have been eliminated herein. White Mountains’s segment information is presented in Note 14 — “Segment Information” on page 41.
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
The following tables present the components of pre-tax income (loss) included in the Ark/WM Outrigger segment for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026
Millions	Ark	WM Outrigger Re	Eliminations	Total
Direct written premiums	$357.3	$—	$—	$357.3
Assumed written premiums	733.6	—	—	733.6
Gross written premiums	1,090.9	—	—	1,090.9
Ceded written premiums	(500.8)	—	—	(500.8)
Net written premiums	$590.1	$—	$—	$590.1

Earned insurance premiums	$371.1	$2.7	$—	$373.8
Net investment income	27.4	1.3	—	28.7
Net realized and unrealized investment gains (losses)	(32.8)	(.1)	—	(32.9)
Other revenues	6.7	—	—	6.7
Total revenues	372.4	3.9	—	376.3
Loss and LAE	206.4	.3	—	206.7
Acquisition expenses	97.9	.9	—	98.8
General and administrative expenses - other underwriting	34.9	—	—	34.9
General and administrative expenses - all other	12.6	—	—	12.6
Change in fair value of contingent consideration	10.0	—	—	10.0
Interest expense	4.1	—	—	4.1
Total expenses	365.9	1.2	—	367.1
Pre-tax income (loss)	$6.5	$2.7	$—	$9.2

	Three Months Ended March 31, 2025
Millions	Ark	WM Outrigger Re	Eliminations	Total
Direct written premiums	$416.8	$—	$—	$416.8
Assumed written premiums	690.8	37.5	(37.5)	690.8
Gross written premiums	1,107.6	37.5	(37.5)	1,107.6
Ceded written premiums	(417.4)	—	37.5	(379.9)
Net written premiums	$690.2	$37.5	$—	$727.7

Earned insurance premiums	$346.0	$12.0	$—	$358.0
Net investment income	21.3	2.2	—	23.5
Net realized and unrealized investment gains (losses)	29.6	(.1)	—	29.5
Other revenues	2.2	—	—	2.2
Total revenues	399.1	14.1	—	413.2
Loss and LAE	213.3	20.2	—	233.5
Acquisition expenses	83.8	(.3)	—	83.5
General and administrative expenses - other underwriting	28.5	—	—	28.5
General and administrative expenses - all other	7.3	.1	—	7.4
Change in fair value of contingent consideration	9.7	—	—	9.7
Interest expense	4.2	—	—	4.2
Total expenses	346.8	20.0	—	366.8
Pre-tax income (loss)	$52.3	$(5.9)	$—	$46.4
Combined Ratio
The following tables present the Ark/WM Outrigger segment’s insurance premiums, insurance expenses and insurance ratios for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026
$ in Millions	Ark	WM Outrigger Re	Eliminations	Total
Insurance premiums:
Gross written premiums	$1,090.9	$—	$—	$1,090.9
Net written premiums	$590.1	$—	$—	$590.1
Net earned premiums	$371.1	$2.7	$—	$373.8

Insurance expenses:
Loss and LAE	$206.4	$.3	$—	$206.7
Acquisition expenses	97.9	.9	—	98.8
Other underwriting expenses (1)	34.9	—	—	34.9
Total insurance expenses	$339.2	$1.2	$—	$340.4

Insurance ratios:
Loss and LAE	55.6%	11.1%	—%	55.3%
Acquisition expense	26.4	33.3	—	26.4
Other underwriting expense	9.4	—	—	9.4
Combined Ratio	91.4%	44.4%	—%	91.1%
(1) Included within general and administrative expenses in the consolidated statement of operations.

	Three Months Ended March 31, 2025
$ in Millions	Ark	WM Outrigger Re	Eliminations	Total
Insurance premiums:
Gross written premiums	$1,107.6	$37.5	$(37.5)	$1,107.6
Net written premiums	$690.2	$37.5	$—	$727.7
Net earned premiums	$346.0	$12.0	$—	$358.0

Insurance expenses:
Loss and LAE	$213.3	$20.2	$—	$233.5
Acquisition expenses	83.8	(.3)	—	83.5
Other underwriting expenses (1)	28.5	—	—	28.5
Total insurance expenses	$325.6	$19.9	$—	$345.5

Insurance ratios:
Loss and LAE	61.7%	168.3%	—%	65.2%
Acquisition expense	24.2	(2.5)	—	23.3
Other underwriting expense	8.2	—	—	8.0
Combined Ratio	94.1%	165.8%	—%	96.5%
(1) Included within general and administrative expenses in the consolidated statement of operations.

The following table presents WM Outrigger Re’s insurance premiums, combined ratio and pre-tax income by underwriting year for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
$ in Millions	2025 Underwriting Year	2025 Underwriting Year	2024 Underwriting Year	Total
Insurance premiums:
Gross written premiums	$—	$34.7	$2.8	$37.5
Net written premiums	$—	$34.7	$2.8	$37.5
Net earned premiums	$2.7	$5.9	$6.1	$12.0

Combined Ratio	44.4%	71.8%	256.1%	165.8%

Pre-tax income	$2.7	$3.7	$(9.6)	$(5.9)

White Mountains’s capital commitment to WM Outrigger Re was $150 million for the 2025 underwriting year, $130 million for the 2024 underwriting year and $205 million for the 2023 underwriting year. Ark renewed Outrigger Re Ltd. for the 2026 underwriting year with $70 million of unaffiliated third-party capital. Ark increased its use of traditional quota share reinsurance for 2026, reducing the need for capacity from Outrigger Re Ltd.

Ark/WM Outrigger Results—Three Months Ended March 31, 2026 versus Three Months Ended March 31, 2025
The Ark/WM Outrigger segment’s combined ratio was 91% in the first quarter of 2026 compared to 97% in the first quarter of 2025. The Ark/WM Outrigger segment reported gross written premiums of $1,091 million, net written premiums of $590 million and net earned premiums of $374 million in the first quarter of 2026 compared to gross written premiums of $1,108 million, net written premiums of $728 million and net earned premiums of $358 million in the first quarter of 2025. The Ark/WM Outrigger segment reported pre-tax income of $9 million in the first quarter of 2026 compared to $46 million in the first quarter of 2025.
Ark’s combined ratio was 91% in the first quarter of 2026 compared to 94% in the first quarter of 2025. Ark’s combined ratio in the first quarter of 2026 included seven points of catastrophe losses, driven by losses related to the war in Iran, compared to 25 points of catastrophe losses in the first quarter of 2025, driven by losses related to the California wildfires. Ark’s combined ratio in the first quarter of 2026 included five points of net favorable prior year loss reserve development, driven primarily by the specialty and property lines of business. This compares to fourteen points of net favorable prior year loss reserve development in the first quarter of 2025, driven by the marine & energy and property lines of business.
Ark has exposure to the war in Iran, primarily through the specialty and marine & energy lines of business. In the first quarter of 2026, Ark recorded estimated losses of $25 million (net of reinsurance and reinstatement premiums). However, losses could increase as the war is ongoing.
Ark reported gross written premiums of $1,091 million, net written premiums of $590 million and net earned premiums of $371 million in the first quarter of 2026 compared to gross written premiums of $1,108 million, net written premiums of $690 million and net earned premiums of $346 million in the first quarter of 2025. The decline in Ark’s written premiums was driven primarily by a change in the timing of recognition of certain delegated authority business. This change had no impact on the timing of recognition of Ark’s earned premiums, which increased 7% in the first quarter of 2026 compared to the first quarter of 2025, driven primarily by continued growth in the specialty and property lines of business. Net written premiums were also impacted by Ark’s greater use of quota share reinsurance in the current period. As a result, ceded written premiums increased to $501 million in the first quarter of 2026 from $417 million in the first quarter of 2025.
Ark reported pre-tax income of $7 million in the first quarter of 2026 compared to $52 million in the first quarter of 2025. Ark’s results included net realized and unrealized investment gains (losses) of $(33) million in the first quarter of 2026, driven primarily by net unrealized investment losses from common equity securities and fixed maturity securities due to an increase in interest rates, compared to $30 million in the first quarter of 2025, driven primarily by net unrealized investment gains from common equity securities and fixed maturity securities due to foreign currency gains and a decrease in interest rates. Ark’s results also included a $10 million expense related to the increase in fair value of White Mountains’s contingent consideration liability in both the first quarter of 2026 and 2025.
WM Outrigger Re’s combined ratio was 44% in the first quarter of 2026 compared to 166% in the first quarter of 2025. Catastrophe losses in 2025 included $19 million of losses related to the California wildfires (net of reinstatement premiums). In the first quarter of 2026, WM Outrigger Re’s combined ratio was 44% for the 2025 underwriting year compared to 72% for the 2025 underwriting year and 256% for the 2024 underwriting year in the first quarter of 2025.
WM Outrigger Re reported gross written premiums of $0 million and net earned premiums of $3 million in the first quarter of 2026 compared to gross written premiums of $38 million and net earned premiums of $12 million in the first quarter of 2025. WM Outrigger Re reported pre-tax income of $3 million in the first quarter of 2026, all related to the 2025 underwriting year. WM Outrigger Re reported pre-tax income (loss) of $(6) million in the first quarter of 2025, of which $4 million related to the 2024 underwriting year and $(10) million related to the 2024 underwriting year.

Gross Written Premiums
Ark’s gross written premiums decreased 2% to $1,091 million in the first quarter of 2026 compared to $1,108 million in the first quarter of 2025, with risk adjusted rate change of -6%. The decline in Ark’s gross written premiums was driven primarily by a change in the timing of recognition of certain delegated authority business. This change had no impact on the timing of recognition of Ark’s earned premiums, which increased 7% in the first quarter of 2026 compared to the first quarter of 2025, driven primarily by continued growth in the specialty and property lines of business.
The following table presents the Ark/WM Outrigger segment’s gross written premiums by line of business for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
Millions	2026	2025
Property	$461.5	$441.7
Specialty	291.7	315.7
Marine & Energy	223.1	243.8
Casualty	58.1	41.2
Accident & Health	56.5	65.2
Total Gross Written Premium	$1,090.9	$1,107.6

Ark/WM Outrigger Balance Sheets

The following tables present amounts from Ark and WM Outrigger Re that are contained within White Mountains’s consolidated balance sheets as of March 31, 2026 and December 31, 2025:

	March 31, 2026
Millions	Ark	WM Outrigger Re	Eliminations and Segment Adjustments	Total
Assets
Fixed maturity investments, at fair value	$1,870.0	$—	$—	$1,870.0
Common equity securities, at fair value	399.2	—	—	399.2
Short-term investments, at fair value	782.8	117.7	—	900.5
Other long-term investments	737.7	—	—	737.7
Total investments	3,789.7	117.7	—	3,907.4
Cash	97.3	—	—	97.3
Reinsurance recoverables	1,210.2	—	(30.9)	1,179.3
Insurance premiums receivable	1,307.4	8.8	(8.8)	1,307.4
Deferred acquisition costs	300.0	.2	—	300.2
Goodwill and other intangible assets	292.5	—	—	292.5
Other assets	136.6	—	—	136.6
Total assets	$7,133.7	$126.7	$(39.7)	$7,220.7
Liabilities
Loss and LAE	$2,585.6	$29.8	$(29.8)	$2,585.6
Unearned insurance premiums	1,613.5	1.1	(1.1)	1,613.5
Debt	159.3	—	—	159.3
Reinsurance payable	619.1	—	(8.8)	610.3
Contingent consideration	338.3	—	—	338.3
Other liabilities (1)	270.8	.1	—	270.9
Total liabilities	5,586.6	31.0	(39.7)	5,577.9
Equity
White Mountains’s common shareholders’ equity	1,099.3	95.7	—	1,195.0
Noncontrolling interests	447.8	—	—	447.8
Total equity	1,547.1	95.7	—	1,642.8
Total liabilities and equity	$7,133.7	$126.7	$(39.7)	$7,220.7

Tangible book value and tangible capital:
Total equity	$1,547.1	$95.7	$—	$1,642.8
Less: goodwill and other intangible assets, net (2)	(248.6)	—	—	(248.6)
Plus: contingent consideration	338.3	—	—	338.3
Total tangible book value (3)	1,636.8	95.7	—	1,732.5
Plus: debt	159.3	—	—	159.3
Total tangible capital (3)	$1,796.1	$95.7	$—	$1,891.8
(1) Amount includes $36.5 of dividends payable that are eliminated in White Mountains’s consolidated financial statements. For segment reporting, Ark’s dividends payable included within other liabilities in the Ark/WM Outrigger segment are eliminated against the offsetting dividends receivable included within other assets in Other Operations.
(2) Amount is net of $43.9 in deferred tax liabilities related to the intangible assets.
(3) See “NON-GAAP FINANCIAL MEASURES” on page 70.

	December 31, 2025
Millions	Ark	WM Outrigger Re	Eliminations and Segment Adjustments	Total
Assets
Fixed maturity investments, at fair value	$1,917.9	$—	$—	$1,917.9
Common equity securities, at fair value	452.3	—	—	452.3
Short-term investments, at fair value	620.9	245.7	—	866.6
Other long-term investments	689.7	—	—	689.7
Total investments	3,680.8	245.7	—	3,926.5
Cash	104.7	.1	—	104.8
Reinsurance recoverables	874.7	—	(38.6)	836.1
Insurance premiums receivable	848.4	23.9	(23.9)	848.4
Deferred acquisition costs	210.4	.7	—	211.1
Goodwill and other intangible assets	292.5	—	—	292.5
Other assets	134.7	—	—	134.7
Total assets	$6,146.2	$270.4	$(62.5)	$6,354.1
Liabilities
Loss and LAE	$2,481.0	$34.7	$(34.7)	$2,481.0
Unearned insurance premiums	1,026.1	3.9	(3.9)	1,026.1
Debt	159.7	—	—	159.7
Reinsurance payable	310.1	—	(23.9)	286.2
Contingent consideration	328.3	—	—	328.3
Other liabilities	247.1	.1	—	247.2
Total liabilities	4,552.3	38.7	(62.5)	4,528.5
Equity
White Mountains’s common shareholders’ equity	1,128.7	231.7	—	1,360.4
Noncontrolling interests	465.2	—	—	465.2
Total equity	1,593.9	231.7	—	1,825.6
Total liabilities and equity	$6,146.2	$270.4	$(62.5)	$6,354.1

Tangible book value and tangible capital:
Total equity	$1,593.9	$231.7	$—	$1,825.6
Less: goodwill and other intangible assets, net (1)	(248.6)	—	—	(248.6)
Plus: contingent consideration	328.3	—	—	328.3
Total tangible book value (2)	1,673.6	231.7	—	1,905.3
Plus: debt	159.7	—	—	159.7
Total tangible capital (2)	$1,833.3	$231.7	$—	$2,065.0
(1) Amount is net of $43.9 in deferred tax liabilities related to the intangible assets.
(2) See “NON-GAAP FINANCIAL MEASURES” on page 70.

Kudu

Kudu provides capital solutions for boutique asset and wealth managers for a variety of purposes including generational ownership transfers, management buyouts, acquisition and growth finance and legacy partner liquidity. Kudu also provides strategic advice to managers from time to time.
Kudu deployed a total of $21 million, including transaction costs, into one new asset management firm in the first quarter of 2026. As of March 31, 2026, Kudu had deployed a total of $1.2 billion, including transaction costs, into 31 asset and wealth management firms globally, including three that have been exited. As of March 31, 2026, the asset and wealth management firms have combined AUM of approximately $155 billion, spanning a range of asset classes, including real estate, real assets, wealth management, hedge funds, private equity and alternative credit strategies. Since inception, Kudu’s capital was deployed at an initial average gross cash yield at inception of approximately 9.3% based on expected cash flows in the first year following deployment.
The following table presents the components of GAAP net income (loss), EBITDA and adjusted EBITDA included in the Kudu segment for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
Millions	2026	2025
Net investment income (1)	$20.8	$19.4
Net realized and unrealized investment gains (losses)	42.0	44.0
Other revenues	.2	.4
Total revenues	63.0	63.8
General and administrative expenses	4.2	4.0
Interest expense	7.1	6.4
Total expenses	11.3	10.4
GAAP pre-tax income (loss)	51.7	53.4
Income tax (expense) benefit	(13.8)	(11.6)
GAAP net income (loss)	37.9	41.8
Add back:
Interest expense	7.1	6.4
Income tax expense (benefit)	13.8	11.6
General and administrative expenses — depreciation	—	—
Amortization of other intangible assets	.1	.1
EBITDA (2)	58.9	59.9
Exclude:
Net realized and unrealized investment (gains) losses	(42.0)	(44.0)
Transaction expenses	—	(.1)
Adjusted EBITDA (2)	$16.9	$15.8
(1) Net investment income includes revenues from Participation Contracts and income from short-term and other long-term investments.
(2) See “NON-GAAP FINANCIAL MEASURES” on page 70.

The following table presents the changes to the fair value of Kudu’s Participation Contracts for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
Millions	2026	2025
Beginning balance of Kudu’s Participation Contracts (1)	$1,285.0	$1,008.4
Contributions to Participation Contracts (2)	25.4	68.0
Proceeds from Participation Contracts sold	—	—
Net realized and unrealized investment gains (losses) on Participation Contracts sold and pending sale (3)	.3	—
Net unrealized investment gains (losses) on Participation Contracts - all other (4)	41.5	44.0
Ending balance of Kudu’s Participation Contracts (5)	$1,352.2	$1,120.4
(1) As of December 31, 2025 and 2024, Kudu’s other long-term investments also include $6.4 and $5.6 related to a private debt instrument.
(2) Includes contributions to new and existing Participation Contracts.
(3) Includes net realized and unrealized investment gains (losses) recognized from Participation Contracts beginning in the quarter a contract is classified as pending sale.
(4) Includes net unrealized investment gains (losses) recognized from (i) ongoing Participation Contracts and (ii) Participation Contracts prior to classification as pending sale.
(5) As of March 31, 2026 and 2025, Kudu’s other long-term investments also include $6.6 and $5.8 related to a private debt instrument.

Kudu Results—Three Months Ended March 31, 2026 versus Three Months Ended March 31, 2025
Kudu reported total revenues of $63 million, pre-tax income of $52 million and adjusted EBITDA of $17 million in the first quarter of 2026 compared to total revenues of $64 million, pre-tax income of $53 million and adjusted EBITDA of $16 million in the first quarter of 2025. Total revenues, pre-tax income and adjusted EBITDA included $21 million of net investment income in the first quarter of 2026 compared to $19 million in the first quarter of 2025. The increase in net investment income was driven primarily by amounts earned from new deployments that Kudu made subsequent to March 31, 2025, partially offset by a decline in revenue from certain Participation Contracts. Total revenues and pre-tax income also included $42 million of net realized and unrealized investment gains in the first quarter of 2026 compared to $44 million in the first quarter of 2025. Net realized and unrealized investment gains in both periods were driven by an increase in the fair value of Kudu’s Participation Contracts, primarily due to growth in assets under management at several managers and lower discount rates across the portfolio.

HG Global

HG Global was established to fund the startup of BAM and, through its reinsurance subsidiary HG Re, to provide up to 15%-of-par, first-loss reinsurance protection for policies underwritten by BAM.
The following table presents the components of pre-tax income (loss) included in the HG Global segment for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
Millions	2026	2025
Direct written premiums	$—	$—
Assumed written premiums	8.3	6.7
Gross written premiums	8.3	6.7
Ceded written premiums	—	—
Net written premiums	$8.3	$6.7

Earned insurance premiums	$7.7	$8.2
Net investment income	7.7	6.3
Net realized and unrealized investment gains (losses)	(5.2)	10.0
Interest income from BAM Surplus Notes	6.9	7.5
Other revenues	.1	.1
Total revenues	17.2	32.1
Acquisition expenses	2.1	1.9
General and administrative expenses	.7	.6
Interest expense	3.6	4.6
Total expenses	6.4	7.1
Pre-tax income (loss)	$10.8	$25.0

HG Global Results—Three Months Ended March 31, 2026 versus Three Months Ended March 31, 2025
HG Global reported gross written premiums of $8 million and earned premiums of $8 million in the first quarter of 2026 compared to gross written premiums of $7 million and earned premiums of $8 million in the first quarter of 2025. Earned premiums included $1 million recognized as a result of refundings in the first quarter of 2026 compared to $2 million in the first quarter of 2025. HG Global reported gross written premiums net of ceding commission paid of $6 million in the first quarter of 2026 compared to $5 million in the first quarter of 2025. HG Global’s total par value of policies assumed, which represents its first-loss exposure on policies assumed from BAM, was $518 million in the first quarter of 2026, of which $418 million was in the primary market and $99 million was in the secondary market. This compares to $427 million in the first quarter of 2025, of which $327 million was in the primary market and $100 million was in the secondary market. The increase in primary market par assumed was driven by higher issuance in the municipal primary market and a higher market share for BAM.
HG Global’s total gross pricing was 160 basis points in the first quarter of 2026 compared to 157 basis points in the first quarter of 2025. Pricing in the primary market decreased to 98 basis points in the first quarter of 2026 compared to 116 basis points in the first quarter of 2025, due to a lower proportion of high-priced issuances insured by BAM in the first quarter of 2026. Pricing in the secondary market, which is more transaction specific than pricing in the primary market, increased to 423 basis points in the first quarter of 2026 compared to 289 basis points in the first quarter of 2025. Total pricing net of ceding commission paid increased to 112 basis points in the first quarter of 2026 compared to 110 basis points in the first quarter of 2025.

The following table presents HG Global’s par value assumed, reinsurance premiums and pricing for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
$ in Millions	2026		2025
Par value assumed:
Par value of primary market policies assumed (1)		$418.4		$327.0
Par value of secondary market policies assumed (1)	99.2		100.3
Total par value of policies assumed		$517.6		$427.3

Reinsurance premiums:
Gross written premiums from primary market		$4.1		$3.8
Gross written premiums from secondary market	4.2		2.9
Total gross written premiums	8.3		6.7
Ceding commission paid	2.5		2.0
Total gross written premiums net of ceding commission paid		$5.8		$4.7

Earned premiums		$7.7		$8.2

Pricing:
Gross pricing from primary market	98	bps	116	bps
Gross pricing from secondary market	423	bps	289	bps
Total gross pricing	160	bps	157	bps

Total pricing net of ceding commission paid	112	bps	110	bps
(1) For capital appreciation bonds, par is adjusted to the estimated equivalent par value for current interest paying bonds.

HG Global reported pre-tax income of $11 million in the first quarter of 2026 compared to $25 million in the first quarter of 2025. HG Global’s results in the first quarter of 2026 included net realized and unrealized investment gains (losses) on its fixed income portfolio of $(5) million compared to $10 million in the first quarter of 2025, driven by movements in interest rates in each period. HG Global’s results in the first quarter of 2026 included interest income on the BAM Surplus Notes of $7 million compared to $8 million in the first quarter of 2025.
The fair value of the BAM Surplus Notes increased to $346 million as of March 31, 2026 compared to $339 million as of December 31, 2025, resulting from $7 million of accrued interest. During both the first quarter of 2026 and 2025, HG Global did not receive any payments of principal or interest on the BAM Surplus Notes.
During the first quarter of 2026, HG Re received a distribution from the Supplemental Trust of $15 million, which consisted of an assignment of accrued interest on the BAM Surplus Notes of $7 million and a cash distribution of $8 million. During the first quarter of 2025, HG Re did not receive any distributions from the Supplemental Trust.

HG Global Balance Sheets
The following table presents amounts for the HG Global segment that are presented within White Mountains’s consolidated balance sheets as of March 31, 2026 and December 31, 2025:

Millions	March 31, 2026	December 31, 2025
Assets
Fixed maturity investments, at fair value	$705.2	$693.4
Short-term investments, at fair value	85.6	90.8
Total investments	790.8	784.2
Cash	.2	.1
BAM Surplus Notes, at fair value (1)	345.9	339.0
Insurance premiums receivable	7.8	11.4
Deferred acquisition costs	97.3	96.9
Other assets	5.6	5.2
Total assets	$1,247.6	$1,236.8
Liabilities
Preferred dividends payable to White Mountains (2)	$544.1	$527.2
Preferred dividends payable to noncontrolling interests	16.8	16.3
Unearned insurance premiums	328.5	327.9
Debt	147.9	147.8
Accrued incentive compensation	.9	1.8
Other liabilities (3)	5.9	5.7
Total liabilities	1,044.1	1,026.7
Equity
White Mountains’s common shareholders’ equity	222.7	228.5
Noncontrolling interests	(19.2)	(18.4)
Total equity	203.5	210.1
Total liabilities and equity	$1,247.6	$1,236.8

HG Global total equity after intercompany eliminations:
White Mountains’s common shareholders’ equity	$222.7	$228.5
Preferred dividends payable to White Mountains elimination (2)	544.1	527.2
Intercompany payable elimination (3)	.2	—
HG Global total equity attributable to White Mountains’s common shareholders after intercompany eliminations	$767.0	$755.7
(1) The fair value of the BAM Surplus Notes includes accrued interest receivable.
(2) HG Global’s preferred dividends payable to White Mountains are eliminated in White Mountains’s consolidated financial statements. For segment reporting, these amounts are included within the HG Global segment and are eliminated against the offsetting receivables included within Other Operations.
(3) Amount as of March 31, 2026 includes $0.2 for an intercompany payable that is eliminated in White Mountains’s consolidated financial statements. For segment reporting, HG Global’s intercompany payable included within the HG Global segment is eliminated against the offsetting intercompany receivable included within Other Operations.

Distinguished

On September 2, 2025, White Mountains acquired a controlling financial interest in Distinguished. See Note 2 — “Significant Transactions” on page 10. Distinguished is a full-service MGA and program administrator for specialty property and casualty insurance. Distinguished places insurance across a diversified portfolio of programs broadly grouped into two verticals. The ScaleCo vertical consists of established programs, primarily focused on real estate and hospitality end markets. The GrowthCo vertical consists of start-up programs, focused on a diversified set of specialty property and casualty insurance products across multiple industries. On behalf of its insurance carrier partners, Distinguished manages various aspects of the placement process, including product development, marketing, underwriting and policy issuance. Distinguished earns commissions based on the volume and profitability of the insurance that it places. Distinguished does not retain insurance risk.
The following table presents the components of GAAP net income (loss), ScaleCo net income (loss), ScaleCo EBITDA and ScaleCo adjusted EBITDA included in White Mountains’s Distinguished segment for the three months ended March 31, 2026:

Millions	Three Months Ended March 31, 2026
Commission and fee revenues	$39.6
Other revenues	.7
Total revenues	40.3
Broker commission expenses	17.2
General and administrative expenses	37.2
Interest expense	3.5
Total expenses	57.9
GAAP pre-tax income (loss)	(17.6)
Income tax (expense) benefit	3.2
GAAP net income (loss)	(14.4)
Exclude:
Net (income) loss, GrowthCo	7.8
ScaleCo net income (loss) (1)	(6.6)
Add back:
Interest expense	3.5
Income tax expense (benefit)	(3.2)
Depreciation expense	.1
Amortization of other intangible assets	7.4
ScaleCo EBITDA (1)	1.2
Exclude:
Non-cash equity-based compensation expense	2.4
Restructuring expenses	.8
ScaleCo adjusted EBITDA (1)	$4.4
(1) See “NON-GAAP FINANCIAL MEASURES” on page 70.

Distinguished Results – Three Months Ended March 31, 2026
Distinguished reported commission and fee revenues of $40 million, pre-tax loss of $18 million, and ScaleCo adjusted EBITDA of $4 million for the first quarter of 2026.

Managed Premiums and Commission and Fee Revenues
The following table presents the managed premiums, which represent the total premiums placed by Distinguished, and commission and fee revenues by vertical for the first quarter of 2026:

Millions	Managed Premiums	Commission and Fee Revenues
ScaleCo	$106.5	$30.5
GrowthCo	25.1	9.1
Total	$131.6	$39.6

Distinguished’s managed premiums increased by 7% in the first quarter of 2026 compared to the first quarter of 2025. As of March 31, 2026, on a trailing 12 months basis, Distinguished reported total managed premiums of $576 million, which increased 1% quarter-over-quarter. These include periods prior to White Mountains’s ownership of Distinguished, which White Mountains believes is useful in understanding Distinguished’s performance.

Other Operations

The following table presents the components of pre-tax income (loss) included in White Mountains’s Other Operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
Millions	2026	2025
Earned insurance premiums	$3.4	$13.9
Net investment income	13.5	9.7
Net realized and unrealized investment gains (losses)	6.9	2.8
Net realized and unrealized investment gains (losses) from investment in MediaAlpha	(65.2)	(36.6)
Commission and fee revenues	3.6	3.9
Net gain on sale of the Bamboo Group	2.4	—
Other revenues	56.4	13.6
Total revenues	21.0	7.3
Loss and LAE	.3	17.4
Acquisition expenses	1.3	5.1
Cost of sales	42.7	7.5
General and administrative expenses	55.3	35.5
Interest expense	1.0	.5
Total expenses	100.6	66.0
Pre-tax income (loss)	$(79.6)	$(58.7)

Other Operations Results—Three Months Ended March 31, 2026 versus Three Months Ended March 31, 2025
White Mountains’s Other Operations reported pre-tax loss of $80 million in the first quarter of 2026 compared to $59 million in the first quarter of 2025. White Mountains’s Other Operations reported unrealized investment losses from its investment in MediaAlpha of $65 million in the first quarter of 2026 compared to $37 million in the first quarter of 2025. Excluding MediaAlpha, White Mountains’s Other Operations reported net realized and unrealized investment gains of $7 million in the first quarter of 2026 compared to $3 million in the first quarter of 2025. White Mountains’s Other Operations reported net investment income of $14 million in the first quarter of 2026 compared to $10 million in the first quarter of 2025. See Summary of Investment Results on page 64.
White Mountains’s Other Operations reported other revenues of $56 million in the first quarter of 2026 compared to $14 million in the first quarter of 2025. White Mountains’s Other Operations reported cost of sales of $43 million in the first quarter of 2026 compared to $8 million in the first quarter of 2025. The increases in other revenues and cost of sales were driven primarily by the consolidation of Enterprise Solutions in the second quarter of 2025.
White Mountains’s Other Operations reported general and administrative expenses of $55 million in the first quarter of 2026 compared to $36 million in the first quarter of 2025. The increase in general and administrative expenses was driven primarily by higher incentive compensation costs, mainly due to an increase in White Mountains’s share price, as well as the consolidation of Enterprise Solutions. Other Operations general and administrative expenses in the first quarter of 2026 included $27 million for parent company compensation and benefits compared to $15 million in the first quarter of 2025.

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

Gross Investment Returns and Benchmark Returns
The following table presents the pre-tax time-weighted investment returns for White Mountains’s consolidated portfolio, for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025

Fixed income investments	0.5%	1.7%
Bloomberg Intermediate U.S. Aggregate Index	0.1%	2.6%

Common equity securities	(4.4)%	1.8%
Investment in MediaAlpha	(28.2)%	(18.2)%
Other long-term investments	2.6%	3.3%
Total common equity securities, investment in MediaAlpha and other long-term investments	(0.3)%	1.6%
Total common equity securities and other long-term investments	1.6%	3.1%
S&P 500 Index (total return)	(4.3)%	(4.3)%

Total consolidated portfolio	0.2%	1.7%
Total consolidated portfolio - excluding MediaAlpha (1)	1.0%	2.3%
(1) See “NON-GAAP FINANCIAL MEASURES” on page 70.

Investment Returns—Three Months Ended March 31, 2026 versus Three Months Ended March 31, 2025
White Mountains’s total consolidated portfolio return on invested assets was 0.2% in the first quarter of 2026, which included $65 million of unrealized investment losses from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total consolidated portfolio return on invested assets was 1.0% in the first quarter of 2026. Excluding MediaAlpha, investment results in the first quarter of 2026 were driven primarily by net investment income, net unrealized investment gains from other long-term investments and net unrealized investment losses from the fixed income and common equity portfolios.
White Mountains’s total consolidated portfolio return on invested assets was 1.7% in the first quarter of 2025, which included $37 million of unrealized investment losses from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total consolidated portfolio return on invested assets was 2.3% in the first quarter of 2025. Excluding MediaAlpha, investment results in the first quarter of 2025 were driven primarily by net investment income and net unrealized investment gains from the other long-term investments and fixed income portfolios.

Fixed Income Results
White Mountains’s fixed income portfolio, including short-term investments, totaled $4.4 billion and $4.7 billion as of March 31, 2026 and December 31, 2025, which represented 53% and 56% of total invested assets for each period. The duration of White Mountains’s fixed income portfolio, including short-term investments, was 1.7 years and 1.5 years as of March 31, 2026 and December 31, 2025. The change in the fair value and duration of the fixed income portfolio was driven primarily by the sale of short-term investments to fund new capital deployments and purchase ETFs. White Mountains’s fixed income portfolio includes fixed maturity and short-term investments held on deposit or as collateral. See Note 3 — “Investment Securities.”
White Mountains’s fixed income portfolio returned 0.5% in the first quarter of 2026 compared to 1.7% in the first quarter of 2025, outperforming and underperforming the Bloomberg Intermediate U.S. Aggregate Index returns of 0.1% and 2.6% for the comparable periods. Results in the first quarter of 2026 were driven primarily by net investment income, partially offset by net unrealized investment losses due to the impact of an increase in interest rates on White Mountains’s short duration fixed income portfolio. Results in the first quarter of 2025 were driven primarily by net investment income and net unrealized investment gains due to the impact of a decline in interest rates on White Mountains’s short duration fixed income portfolio.

Common Equity Securities, Investment in MediaAlpha and Other Long-Term Investments Results
White Mountains’s portfolio of common equity securities, its investment in MediaAlpha and other long-term investments totaled $4.0 billion and $3.7 billion as of March 31, 2026 and December 31, 2025, which represented 47% and 44% of total invested assets for each period. The change was driven primarily by increased exposure to other long-term investments, principally due to new unconsolidated entities and an increase in the fair value of Kudu’s Participation Contracts. See Note 3 — “Investment Securities.”
White Mountains’s portfolio of common equity securities, its investment in MediaAlpha and other long-term investments returned -0.3% in the first quarter of 2026, which included $65 million of unrealized investment losses from White Mountains’s investment in MediaAlpha. White Mountains’s portfolio of common equity securities and other long-term investments returned 1.6% in the first quarter of 2026. White Mountains’s portfolio of common equity securities, its investment in MediaAlpha and other long-term investments returned 1.6% in the first quarter of 2025, which included $37 million of unrealized investment losses from White Mountains’s investment in MediaAlpha. White Mountains’s portfolio of common equity securities and other long-term investments returned 3.1% in the first quarter of 2025.
White Mountains’s portfolio of common equity securities generally consists of international listed equity funds, primarily held at Ark, and passive ETFs. White Mountains’s ETFs seek to provide investment results generally corresponding to the performance of the S&P 500 Index. White Mountains’s portfolio of common equity securities was $547 million and $483 million as of March 31, 2026 and December 31, 2025. The increase was driven in part by the redeployment of sale proceeds from the Bamboo Transaction to purchase ETFs.
White Mountains’s portfolio of common equity securities returned -4.4% in the first quarter of 2026 compared to 1.8% in the first quarter of 2025, underperforming and outperforming the S&P 500 Index returns of -4.3% for both comparable periods. Investment returns in the first quarter of 2026 were essentially in-line with the benchmark. The outperformance in the first quarter of 2025 was driven primarily by certain international listed equity funds that employ a market neutral strategy.
White Mountains maintains a portfolio of other long-term investments that consists primarily of unconsolidated entities, including Kudu’s Participation Contracts, the Bamboo SPV, PassportCard/DavidShield, the BroadStreet SPV, and Bishop Street, as well as, private equity funds and hedge funds, a bank loan fund and Lloyd’s trust deposits. White Mountains’s portfolio of other long-term investments totaled $3.3 billion and $3.0 billion as of March 31, 2026 and December 31, 2025.
White Mountains’s portfolio of other long-term investments returned 2.6% in the first quarter of 2026 compared to 3.3% in the first quarter of 2025. Investment returns for the first quarter of 2026 were driven primarily by net investment income and net unrealized investment gains from Kudu’s Participation Contracts, as well as net unrealized investment gains from certain unconsolidated entities. Investment returns for the first quarter of 2025 were driven primarily by net investment income and net unrealized investment gains from Kudu’s Participation Contracts.

Foreign Currency Exposure

As of March 31, 2026, White Mountains had foreign currency exposure on $392 million of net assets, primarily related to Ark/WM Outrigger’s non-U.S. contracts, Kudu’s non-U.S. Participation Contracts and a private debt instrument, as well as certain other foreign consolidated and unconsolidated entities.
The following table presents the fair value of White Mountains’s foreign denominated net assets (liabilities) by segment as of March 31, 2026:

$ in Millions Currency	Ark/ WM Outrigger	Kudu	Other Operations	Total Fair Value	% of Total Shareholders’ Equity
AUD	$60.0	$102.5	$—	$162.5	2.7%
CAD	111.2	47.7	—	158.9	2.6
EUR	(1.7)	66.5	—	64.8	1.1
GBP	3.7	—	—	3.7	0.1
All other	—	—	1.6	1.6	—
Total	$173.2	$216.7	$1.6	$391.5	6.5%

III. Income Taxes

As of March 31, 2026, the primary jurisdictions in which the Company’s subsidiaries and branches operated and were subject to tax include the United States, the United Kingdom, Luxembourg and Israel.
On December 15, 2022, European Union Member States voted to adopt the EU Minimum Tax Directive in conformity with the OECD Pillar Two initiative. The Pillar Two initiative includes a set of model rules that are generally designed to impose a top-up tax on a large multinational enterprise group to the extent that the group is not subject to an effective tax rate of at least 15% in each jurisdiction in which the group has a consolidated affiliate or permanent establishment. The EU Minimum Tax Directive required European Union Member States to enact conforming law by December 31, 2023. The main rule of the EU Minimum Tax Directive, the Income Inclusion Rule (“IIR”), was to become effective for fiscal years beginning on or after December 31, 2023, while the UTPR was to become effective for fiscal years beginning on or after December 31, 2024. The EU Minimum Tax Directive also permits European Union Member States to elect to apply a Qualified Domestic Minimum Top-up Tax (“QDMTT”) for fiscal years beginning on or after December 31, 2023. As of March 31, 2026, White Mountains does not expect that it will be subject to a top-up tax for the year ending December 31, 2026.
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
On December 30, 2025, Israel enacted conforming Pillar Two legislation that adopts a QDMTT, which became effective for fiscal years beginning on or after January 1, 2026.
On December 27, 2023, Bermuda enacted a 15% corporate income tax that became effective on January 1, 2025. The Bermuda tax legislation defers the effective date for five years, for Bermuda companies in consolidated groups that meet certain requirements. To qualify for the deferral, generally the group must (i) have consolidated affiliates and permanent establishments in six or fewer countries, (ii) have no more than €50 million of net tangible assets outside of the country where the group has the largest amount of net tangible assets and (iii) not have a consolidated Bermuda affiliate or Bermuda permanent establishment directly or indirectly owned by a parent entity that is subject to the Pillar Two IIR in any jurisdiction. White Mountains expects to meet the requirements to be exempt from the Bermuda corporate income tax until January 1, 2030.
The Bermuda tax legislation also provides for an optional economic transition adjustment that can decrease or increase future years’ taxable income. Under GAAP, this economic transition adjustment was required to be recorded as a deferred tax asset or liability as of December 31, 2023 if a company intended to apply the adjustment to compute its taxable income. Accordingly, White Mountains recognized a net deferred tax benefit of $68 million in 2023, of which $51 million was recognized at Ark and $17 million was recognized at HG Global. As of July 1, 2024, White Mountains no longer consolidates BAM. As a result of the deconsolidation, the BAM Surplus Notes are recorded at fair value, which resulted in the reversal of a $5 million deferred tax liability related to the economic transition adjustment, generating a $5 million deferred tax benefit in 2024. On December 11, 2025, Bermuda enacted legislation that changed the scope of assets and liabilities subject to the economic transition adjustment. This legislation resulted in the reversal of a $5 million deferred tax liability related to the economic transition adjustment, generating a $5 million deferred tax benefit in 2025.
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

On December 17, 2025, Luxembourg enacted legislation that adopts the January 2025 OECD Administrative Guidance. On March 18, 2026, the United Kingdom enacted legislation that adopts the January OECD Administrative Guidance. Accordingly, in any future year in which the economic transition adjustment deferred tax asset is utilized, White Mountains expects to incur a top-up tax under the Luxembourg and United Kingdom UTPR equal to the amount of the deferred tax expense for that year associated with the economic transition adjustment. Consequently, White Mountains expects to derive no economic benefit from the Bermuda economic transition adjustment and intends to opt out of the economic transition adjustment upon becoming subject to Bermuda corporate income tax. Accordingly, White Mountains recognized a deferred tax expense of $78 million in 2025 to reverse the net deferred tax asset related to the Bermuda economic transition adjustment.
On December 11, 2025, the Bermuda government enacted legislation providing certain incentives for Bermuda-based employment, training, local expenditure and community development. The incentives are based on qualifying expenditures of eligible Bermuda entities and are provided in the form of a refundable tax credit. A Bermuda entity may be eligible for the incentives regardless of whether it is subject to the Bermuda corporate income tax. For the three months ended March 31, 2026, White Mountains recognized a $3 million benefit for the incentives as a reduction to general and administrative expenses.
On July 4, 2025, the U.S. enacted the One Big Beautiful Bill Act (“OBBBA”). White Mountains does not expect the OBBBA to have a material impact on its financial statements.
White Mountains’s income tax expense related to pre-tax loss from continuing operations for the three months ended March 31, 2026 represented an effective tax rate of (3)%. The effective tax rate was different from the U.S. statutory rate of 21%, driven primarily by full year forecasted income in jurisdictions with lower tax rates than the United States and full valuation allowances on deferred tax assets at certain U.S. operations.
White Mountains’s income tax expense related to pre-tax income from continuing operations for the three months ended March 31, 2025 represented an effective tax rate of 13%. The effective tax rate was different from the U.S. statutory rate of 21%, driven primarily by full year forecasted income in jurisdictions with lower tax rates than the United States.

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

Dividend Capacity

Following is a description of the dividend capacity of White Mountains’s insurance and reinsurance and other operating subsidiaries:

Ark/WM Outrigger
During any 12-month period, GAIL, a class 4 licensed Bermuda insurer, has the ability to (i) make capital distributions of up to 15% of its total statutory capital per the previous year’s statutory financial statements or (ii) make dividend payments of up to 25% of its total statutory capital and surplus per the previous year’s statutory financial statements, without prior approval of Bermuda regulatory authorities. Accordingly, GAIL will have the ability to pay a dividend of up to $425 million during 2026, which is equal to 25% of its statutory capital and surplus of $1,700 million as of December 31, 2025, subject to meeting all appropriate liquidity and solvency requirements. During the three months ended March 31, 2026, GAIL did not pay any dividends to its immediate parent.
During the three months ended March 31, 2026, Ark declared a $51 million dividend to shareholders, including $36 million that was paid to White Mountains in April 2026. As of March 31, 2026, Ark and its intermediate holding companies had $9 million of net unrestricted cash and short-term investments outside of its regulated and unregulated insurance and reinsurance operating subsidiaries.
WM Outrigger Re is a special purpose insurer subject to regulation and supervision by the BMA. WM Outrigger Re does not require regulatory approval to pay dividends; however, its dividend capacity is limited to amounts held outside of the collateral trust pursuant to its reinsurance agreement with GAIL. As of March 31, 2026, WM Outrigger Re had less than $1 million of net unrestricted cash held outside the collateral trust. As of March 31, 2026, WM Outrigger Re had $96 million of statutory capital and surplus and $118 million of assets held in the collateral trusts pursuant to the reinsurance agreement with GAIL. During the three months ended March 31, 2026, White Mountains received distributions totaling $139 million from WM Outrigger Re.

Kudu
During the three months ended March 31, 2026, Kudu distributed $4 million to unitholders, substantially all of which was paid to White Mountains. As of March 31, 2026, Kudu had $25 million of net unrestricted cash and short-term investments.

HG Global
As of March 31, 2026, HG Global had $619 million face value of preferred shares outstanding, of which White Mountains owned 96.9%. Holders of the HG Global preferred shares are entitled to receive cumulative dividends at a fixed annual rate of 6.0% on a quarterly basis, payable when and if declared by HG Global. As of March 31, 2026, HG Global has accrued $561 million of dividends payable to holders of its preferred shares, $544 million of which is payable to White Mountains and is eliminated in consolidation. As of March 31, 2026, HG Global and its subsidiaries had $29 million of net unrestricted cash and short-term investments outside of HG Re.
HG Re is a special purpose insurer subject to regulation and supervision by the BMA. HG Re does not require regulatory approval to pay dividends; however, its dividend capacity is limited to amounts held outside of the Collateral Trusts. As of March 31, 2026, HG Re had $10 million of net unrestricted cash and short-term investments. As of March 31, 2026, HG Re had $186 million of accrued interest on the BAM Surplus Notes held outside the Collateral Trusts. As of March 31, 2026, HG Re had $745 million of statutory capital and surplus and $1,009 million of assets held in the Collateral Trusts.
HG Global has two primary sources of cash flows: (i) interest payments on the BAM Surplus Notes that are made outside the Collateral Trusts and (ii) releases of excess balances from the Collateral Trusts. During the three months ended March 31, 2026, HG Global did not receive any payments of principal and interest on the BAM Surplus Notes. During the three months ended March 31, 2026, HG Re received a distribution from the Supplemental Trust of $15 million, which consisted of an assignment of accrued interest on the BAM Surplus Notes of $7 million and a cash distribution of $8 million. See Note 10 — “Municipal Bond Guarantee Reinsurance.”

Distinguished
During the three months ended March 31, 2026, Distinguished did not make any distributions to its unitholders. As of March 31, 2026, Distinguished had $10 million of net unrestricted cash and short-term investments.

Other Operations
During the three months ended March 31, 2026, White Mountains paid a $2 million common share dividend. As of March 31, 2026, the Company and its intermediate holding companies had $724 million of net unrestricted cash, short-term investments and fixed maturity investments, $166 million of MediaAlpha common stock, $147 million of common equity securities and $329 million of private equity and hedge funds, ILS funds and certain unconsolidated entities.

Financing

The following table presents White Mountains’s capital structure as of March 31, 2026 and December 31, 2025:

$ in Millions	March 31, 2026	December 31, 2025
Ark 2021 Subordinated Notes (1) (2)	$159.3	$159.7
Kudu Credit Facility (1) (2)	350.6	350.4
HG Global Senior Notes (1) (2)	147.9	147.8
Distinguished Credit Facility (1) (2)	129.6	129.9
Distinguished other debt	11.2	10.9
Other Operations debt (1) (2)	36.2	38.3
Total debt	834.8	837.0
Redeemable noncontrolling interests	131.5	131.5
Nonredeemable noncontrolling interests	671.0	698.2
Total White Mountains’s common shareholders’ equity	5,373.5	5,425.4
Total capital	$7,010.8	$7,092.1
Total debt to total capital	11.9%	11.8%
(1) See Note 7 — “Debt” for details of debt arrangements.
(2) Net of unamortized issuance costs and original issue discount.

The Company has a senior unsecured revolving credit facility of up to $250 million that matures on July 16, 2028 (the “WTM Credit Facility”). As of March 31, 2026, the WTM Credit Facility is undrawn.
Management believes that White Mountains has the flexibility and capacity to obtain funds externally through debt or equity financing on both a short-term and long-term basis. However, White Mountains can provide no assurance that, if needed, it would be able to obtain additional debt or equity financing on satisfactory terms, if at all.
It is possible that the existing ratings for one or more of White Mountains’s subsidiaries may be lowered in the future, which could result in higher borrowing costs and impact White Mountains’s ability to access the capital markets.

Covenant Compliance
As of March 31, 2026, White Mountains was in compliance in all material respects with all of the covenants under its debt instruments.

Share Repurchase Programs

The Company’s Board of Directors has authorized the Company to repurchase its common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. The repurchase authorizations do not have a stated expiration date. As of March 31, 2026, White Mountains may repurchase an additional 261,201 shares under these Board authorizations. In addition, from time to time, White Mountains has also repurchased its common shares through self-tender offers that were separately authorized by its Board of Directors.
During the three months ended March 31, 2026, White Mountains repurchased and retired 12,622 of its common shares for $26 million at an average share price of $2,057, which was approximately 95% of White Mountains’s book value per share as of March 31, 2026. Of the shares White Mountains repurchased in the three months ended March 31, 2026, 4,229 were to satisfy employee income tax withholding pursuant to employee benefit plans, which do not reduce the amount available under the Board repurchase authorizations.
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

Cash Flows

Detailed information concerning White Mountains’s cash flows from continuing operations during the three months ended March 31, 2026 and 2025 follows:

Cash flows from operations for the three months ended March 31, 2026 and March 31, 2025

Net cash provided from operations was $31 million for the three months ended March 31, 2026 compared to net cash used for operations of $40 million for the three months ended March 31, 2025. The increase in cash provided from operations was driven primarily by an increase in cash provided from operations at Ark/WM Outrigger Re and lower deployments at Kudu, partially offset by cash used for operations at Distinguished. As of March 31, 2026, the Company and its intermediate holding companies had $724 million of net unrestricted cash, short-term investments and fixed maturity investments, $166 million of MediaAlpha common stock, $147 million of common equity securities and $329 million of private equity funds, hedge funds, ILS funds and certain unconsolidated entities.

Cash flows from investing and financing activities for the three months ended March 31, 2026

Financing and Other Capital Activities
During the three months ended March 31, 2026, the Company declared and paid a $2 million cash dividend to its common shareholders.
During the three months ended March 31, 2026, White Mountains repurchased and retired 12,622 of its common shares for $26 million, of which 4,229 were to satisfy employee income tax withholding pursuant to employee benefit plans.
During the three months ended March 31, 2026, Kudu repurchased $19 million of management equity incentives.

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
During three months ended March 31, 2025, Kudu repurchased $15 million of management equity incentives.
During three months ended March 31, 2025, Bamboo borrowed $110 million in term loans under the Bamboo Credit Facility.

NON-GAAP FINANCIAL MEASURES

This report includes eight non-GAAP financial measures that have been reconciled from their most comparable GAAP financial measures.

Ark’s tangible book value and tangible capital
Ark’s tangible book value is a non-GAAP financial measure derived by adjusting GAAP book value to exclude goodwill, other intangible assets, the related deferred tax liability and the contingent consideration liability. The contingent consideration liability represents the estimated fair value of the additional shares that could be earned by management rollover shareholders if and to the extent that White Mountains achieves certain MOIC return thresholds. If earned, these additional shares would result in a reallocation of economics among Ark’s shareholders, which is reflected in the fair value of the contingent consideration liability recorded by White Mountains, but would have no impact on Ark’s stand-alone book value or tangible book value. Ark’s tangible capital is a non-GAAP financial measure derived by adding debt to tangible book value. White Mountains believes that these non-GAAP financial measures are useful to management and investors in evaluating Ark’s enterprise value. See page 55 for the reconciliation of Ark’s GAAP equity to tangible book value and tangible capital.

Kudu’s EBITDA and adjusted EBITDA
Kudu's EBITDA and adjusted EBITDA are non-GAAP financial measures. EBITDA is a non-GAAP financial measure that adds back interest expense on debt, income tax (expense) benefit, depreciation and amortization of other intangible assets to GAAP net income (loss). Adjusted EBITDA is a non-GAAP financial measure that excludes certain other items in GAAP net income (loss) in addition to those added back to calculate EBITDA. The items relate to (i) net realized and unrealized investment gains (losses) on Kudu's Participation Contracts and (ii) transaction expenses. A description of each item follows:
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
White Mountains believes that these non-GAAP financial measures are useful to management and investors in evaluating Kudu’s performance. See page 57 for the reconciliation of Kudu’s GAAP net income (loss) to EBITDA and adjusted EBITDA.

Distinguished’s ScaleCo net income (loss), ScaleCo EBITDA and ScaleCo adjusted EBITDA
Distinguished’s ScaleCo net income (loss), ScaleCo EBITDA and ScaleCo adjusted EBITDA are non-GAAP financial measures. ScaleCo net income (loss) is a non-GAAP financial measure that excludes the results of the GrowthCo vertical, which is consolidated under GAAP, from Distinguished’s net income (loss). ScaleCo EBITDA is a non-GAAP financial measure that adds back interest expense on debt, income tax (expense) benefit, depreciation and amortization of other intangible assets to ScaleCo net income (loss). ScaleCo adjusted EBITDA is a non-GAAP financial measure that excludes certain other items in GAAP net income (loss) in addition to those items added back to calculate ScaleCo EBITDA. The items relate to (i) non-cash equity-based compensation expense and (ii) restructuring expenses. A description of each item follows:
•Non-cash equity-based compensation expense - Represents non-cash expenses related to Distinguished’s management compensation that are settled with equity units in Distinguished.
•Restructuring expenses - Represents costs directly related to Distinguished’s corporate restructuring and capital planning activities.
White Mountains believes that these non-GAAP financial measures are useful to management and investors in evaluating Distinguished’s performance. White Mountains also believes that excluding the results of the GrowthCo vertical, which Distinguished views as an investment in start-up programs, is useful to understanding the performance of Distinguished’s established programs. See page 62 for the reconciliation of Distinguished’s consolidated GAAP net income (loss) to ScaleCo net income (loss), ScaleCo EBITDA and ScaleCo adjusted EBITDA.

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
The following table presents return reconciliations from GAAP to the reported percentages for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Total consolidated portfolio return	0.2%	1.7%
Remove MediaAlpha	0.8	0.6
Total consolidated portfolio return excluding MediaAlpha	1.0%	2.3%

CRITICAL ACCOUNTING ESTIMATES

Refer to the Company’s 2025 Annual Report on Form 10-K for a complete discussion regarding White Mountains’s critical accounting estimates.

FORWARD-LOOKING STATEMENTS

This report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included or referenced in this report which address activities, events or developments which White Mountains expects or anticipates will or may occur in the future are forward-looking statements. The words “may,” “could,” “will,” “believe,” “intend,” “expect,” “anticipate,” “project,” “estimate,” “predict” and similar expressions are also intended to identify forward-looking statements. These forward-looking statements include, among others, statements with respect to White Mountains’s:

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

These statements are based on certain assumptions and analyses made by White Mountains in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors believed to be appropriate in the circumstances. However, whether actual results and developments will conform to its expectations and predictions is subject to risks and uncertainties that could cause actual results to differ materially from expectations, including:

•the risks that are described from time to time in White Mountains’s filings with the Securities and Exchange Commission, including but not limited to White Mountains’s 2025 Annual Report on Form 10-K;
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

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

Refer to White Mountains’s 2025 Annual Report on Form 10-K and in particular Item 7A. - “Quantitative and Qualitative Disclosures About Market Risk.”

Item 4.Controls and Procedures.

The Principal Executive Officer (“PEO”) and the Principal Financial Officer (“PFO”) of White Mountains have evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2026. Based on that evaluation, the PEO and PFO have concluded that White Mountains’s disclosure controls and procedures are adequate and effective.
There were no changes to White Mountains’s internal control over financial reporting that occurred during the first quarter of 2026 that have materially affected, or are reasonably likely to materially affect, White Mountains’s internal control over financial reporting.

Part II.OTHER INFORMATION

Item 1.Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes to any of the risk factors previously disclosed in the Registrant’s 2025 Annual Report on Form 10-K.

Item 2.Issuer Purchases of Equity Securities.

Months	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (1)
January 1 - January 31, 2026 (1)	11,445	$2,058.11	7,216	262,378
February 1 - February 28, 2026	1,177	$2,047.78	1,177	261,201
March 1 - March 31, 2026	—	$—	—	261,201
Total	12,622	$2,057.15	8,393	261,201
(1) Of the shares White Mountains repurchased in January 2026, 4,229 were to satisfy employee income tax withholding pursuant to employee benefit plans, which do not reduce the amount available under the Board repurchase authorizations.
(2) White Mountains’s Board of Directors has authorized the Company to repurchase its common shares, from time to time, subject to market conditions. The repurchase authorizations do not have a stated expiration date.

Item 3. Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

None.

Item 5.Other Information.

Insider Trading Policy
The Company has policies and procedures governing the purchase, sale and/or other dispositions of our securities by directors, officers, employees or the Company itself that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations and the listing standards applicable to us. A copy of our Insider Trading Policy is filed as Exhibit 19 to our 2025 Annual Report on Form 10-K.
No trading plans were adopted or terminated during the first quarter of 2026 by a director or officer of the Company that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or a non-Rule 10b5-1(c) trading agreement.

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

WHITE MOUNTAINS INSURANCE GROUP, LTD.
(Registrant)

Date:	May 6, 2026	By: /s/ Michaela J. Hildreth
Michaela J. Hildreth
Managing Director and Chief Accounting Officer