Form 10-Q
period 2026-09-30
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2026-11-05
CIK 776867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2026

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

As of November 2, 2026, 2,386,823 common shares with a par value of $1.00 per share were outstanding (which includes 31,665 restricted common shares that were not vested at such date).

WHITE MOUNTAINS INSURANCE GROUP, LTD.

Part I.FINANCIAL INFORMATION.
Item 1.Financial Statements
WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

Millions, except share and per share amounts	September 30, 2026	December 31, 2025
Assets
P&C Insurance and Reinsurance (Ark/WM Outrigger)
Fixed maturity investments, at fair value	$1,971.4	$1,917.9
Common equity securities, at fair value	345.0	452.3
Short-term investments, at fair value	633.1	866.6
Other long-term investments	868.0	689.7
Total investments	3,817.5	3,926.5
Cash (restricted $28.6 and $1.1)	129.7	104.8
Reinsurance recoverables	1,076.1	836.1
Insurance premiums receivable	1,222.1	848.4
Deferred acquisition costs	264.8	211.1
Goodwill and other intangible assets	292.5	292.5
Other assets	344.6	134.7
Total P&C Insurance and Reinsurance assets	7,147.3	6,354.1
Asset Management (Kudu)
Short-term investments, at fair value	120.9	21.9
Other long-term investments	1,319.1	1,291.4
Total investments	1,440.0	1,313.3
Cash	1.0	34.5
Accrued investment income	22.0	25.3
Goodwill and other intangible assets	7.6	7.7
Other assets	7.6	21.5
Total Asset Management assets	1,478.2	1,402.3
Financial Guarantee (HG Global)
Fixed maturity investments, at fair value	707.6	693.4
Short-term investments, at fair value	40.7	90.8
Total investments	748.3	784.2
Cash	.6	.1
BAM Surplus Notes, at fair value	335.5	339.0
Insurance premiums receivable	13.6	11.4
Deferred acquisition costs	102.0	96.9
Other assets	5.7	5.2
Total Financial Guarantee assets	1,205.7	1,236.8
Specialty Insurance Distribution (Distinguished)
Short-term investments, at fair value	70.6	94.0
Total investments	70.6	94.0
Cash (restricted $3.8 and $0.1)	4.3	2.7
Premiums, commissions and fees receivable	52.2	45.7
Goodwill and other intangible assets	558.7	577.7
Other assets	35.1	15.3
Total Specialty Insurance Distribution assets	720.9	735.4
Services, Industrial and Consumer (WTM Partners)
Short-term investments, at fair value	.6	.5
Total investments	.6	.5
Cash	10.2	4.4
Accounts receivable	88.7	39.5
Contract assets	37.1	17.8
Goodwill and other intangible assets	262.7	91.5
Other assets	42.2	28.7
Total Services, Industrial and Consumer assets	441.5	182.4
Other Operations
Fixed maturity investments, at fair value	361.8	159.2
Common equity securities, at fair value	204.0	30.7
Investment in MediaAlpha, at fair value	170.9	231.2
Short-term investments, at fair value	236.8	806.9
Other long-term investments	1,230.4	977.4
Total investments	2,203.9	2,205.4
Cash	21.2	38.4
Goodwill and other intangible assets	47.9	50.8
Other assets	91.1	95.9
Assets held for sale - Other	4.9	5.0
Total Other Operations assets	2,369.0	2,395.5
Total assets	$13,362.6	$12,306.5
See Notes to Consolidated Financial Statements.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(Unaudited)

Millions, except share and per share amounts	September 30, 2026	December 31, 2025
Liabilities
P&C Insurance and Reinsurance (Ark/WM Outrigger)
Loss and loss adjustment expense reserves	$2,747.4	$2,481.0
Unearned insurance premiums	1,427.4	1,026.1
Debt	159.0	159.7
Reinsurance payable	492.3	286.2
Contingent consideration	400.0	328.3
Other liabilities	233.7	247.2
Total P&C Insurance and Reinsurance liabilities	5,459.8	4,528.5
Asset Management (Kudu)
Debt	350.9	350.4
Other liabilities	122.6	96.5
Total Asset Management liabilities	473.5	446.9
Financial Guarantee (HG Global)
Unearned insurance premiums	342.5	327.9
Debt	197.4	147.8
Other liabilities	26.7	23.8
Total Financial Guarantee liabilities	566.6	499.5
Specialty Insurance Distribution (Distinguished)
Debt	140.9	140.8
Premiums and commissions payable	87.9	81.3
Other liabilities	88.6	85.0
Total Specialty Insurance Distribution liabilities	317.4	307.1
Services, Industrial and Consumer (WTM Partners)
Debt	63.1	19.4
Contract liabilities	43.2	24.8
Other liabilities	87.3	47.2
Total Services, Industrial and Consumer liabilities	193.6	91.4
Other Operations
Debt	17.3	18.9
Accrued incentive compensation	55.4	100.1
Other liabilities	49.0	55.4
Liabilities held for sale - Other	3.7	3.6
Total Other Operations liabilities	125.4	178.0
Total liabilities	7,136.3	6,051.4
Redeemable noncontrolling interests	131.5	131.5
Equity
White Mountains’s common shareholders’ equity
White Mountains’s common shares at $1 par value per share - authorized 50,000,000 shares; issued and outstanding 2,386,823 and 2,479,677 shares	2.4	2.5
Paid-in surplus	572.3	576.5
Retained earnings	4,777.1	4,845.6
Accumulated other comprehensive income (loss), after-tax:
Net unrealized gains (losses) from foreign currency translation	1.3	.8
Total White Mountains’s common shareholders’ equity	5,353.1	5,425.4
Nonredeemable noncontrolling interests	741.7	698.2
Total equity	6,094.8	6,123.6
Total liabilities, redeemable noncontrolling interests and equity	$13,362.6	$12,306.5
See Notes to Consolidated Financial Statements including Note 13 — “Noncontrolling Interests” and Note 18 — “Commitments and Contingencies.”

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2026	2025	2026	2025
Revenues:
P&C Insurance and Reinsurance (Ark/WM Outrigger)
Earned insurance premiums	$508.8	$542.2	$1,258.8	$1,264.4
Net investment income	27.8	27.2	84.5	77.0
Net realized and unrealized investment gains (losses)	(40.3)	17.8	(42.7)	98.4
Other revenues	4.5	2.3	16.1	10.8
Total P&C Insurance and Reinsurance revenues	500.8	589.5	1,316.7	1,450.6

Asset Management (Kudu)
Net investment income	20.7	18.0	60.5	56.7
Net realized and unrealized investment gains (losses)	(25.7)	36.1	66.0	80.9
Other revenues	—	.3	.4	1.0
Total Asset Management revenues	(5.0)	54.4	126.9	138.6

Financial Guarantee (HG Global)
Earned insurance premiums	8.6	7.5	24.0	22.8
Net investment income	7.9	7.0	23.4	19.8
Net realized and unrealized investment gains (losses)	(28.8)	7.2	(36.0)	20.3
Interest income from BAM Surplus Notes	6.8	7.5	20.6	22.5
Change in fair value of BAM Surplus Notes	(16.1)	—	(16.1)	—
Other revenues	.1	.1	.2	.2
Total Financial Guarantee revenues	(21.5)	29.3	16.1	85.6

Specialty Insurance Distribution (Distinguished)
Commission and fee revenues	55.2	14.1	151.4	14.1
Other revenues	.8	.2	2.3	.2
Total Specialty Insurance Distribution revenues	56.0	14.3	153.7	14.3

Services, Industrial and Consumer (WTM Partners)
Product and service revenues	106.8	54.0	243.3	96.8
Total Services, Industrial and Consumer revenues	106.8	54.0	243.3	96.8

P&C Insurance Distribution (Bamboo)
Commission and fee revenues	—	63.9	—	167.2
Earned insurance premiums	—	5.2	—	21.7
Other revenues	—	2.3	—	6.4
Total P&C Insurance Distribution revenues	—	71.4	—	195.3

Other Operations
Net investment income	13.5	6.2	42.5	24.5
Net realized and unrealized investment gains (losses)	25.4	14.9	104.7	49.5
Net realized and unrealized investment gains (losses) from investment in MediaAlpha	(53.6)	7.7	(60.4)	1.6
Product and service revenues	14.3	14.8	41.8	41.9
Net gain on sale of the Bamboo Group	—	—	2.4	—
Other revenues	4.4	7.7	15.8	32.5
Total Other Operations revenues	4.0	51.3	146.8	150.0
Total revenues	$641.1	$864.2	$2,003.5	$2,131.2
See Notes to Consolidated Financial Statements.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2026	2025	2026	2025
Expenses:
P&C Insurance and Reinsurance (Ark/WM Outrigger)
Loss and loss adjustment expenses	$230.1	$254.6	$612.4	$652.1
Insurance acquisition expenses	113.1	106.8	315.6	287.5
General and administrative expenses	59.5	61.7	151.4	154.1
Change in fair value of contingent consideration	30.0	36.1	71.7	74.2
Interest expense	4.2	4.4	12.4	12.9
Total P&C Insurance and Reinsurance expenses	436.9	463.6	1,163.5	1,180.8

Asset Management (Kudu)
General and administrative expenses	2.9	4.7	11.8	12.3
Interest expense	7.4	6.1	21.7	18.6
Total Asset Management expenses	10.3	10.8	33.5	30.9

Financial Guarantee (HG Global)
Insurance acquisition expenses	2.1	2.0	6.3	5.9
General and administrative expenses	.4	1.0	5.3	2.6
Interest expense	3.8	4.3	11.1	13.4
Total Financial Guarantee expenses	6.3	7.3	22.7	21.9

Specialty Insurance Distribution (Distinguished)
Broker commission expenses	22.0	5.5	62.5	5.5
General and administrative expenses	43.3	10.2	121.5	10.2
Interest expense	3.4	1.3	10.5	1.3
Total Specialty Insurance Distribution expenses	68.7	17.0	194.5	17.0

Services, Industrial and Consumer (WTM Partners)
Cost of sales	84.1	47.1	192.8	82.3
General and administrative expenses	20.1	7.8	45.4	17.2
Interest expense	1.2	.3	2.1	.6
Total Services, Industrial and Consumer expenses	105.4	55.2	240.3	100.1

P&C Insurance Distribution (Bamboo)
Broker commission expenses	—	21.5	—	56.8
Loss and loss adjustment expenses	—	3.3	—	15.9
Insurance acquisition expenses	—	2.0	—	8.0
General and administrative expenses	—	26.8	—	69.4
Interest expense	—	2.8	—	7.8
Total P&C Insurance Distribution expenses	—	56.4	—	157.9

Other Operations
Cost of sales	7.7	8.2	21.8	22.9
General and administrative expenses	28.3	66.2	117.9	170.3
Interest expense	.7	.7	2.0	1.7
Total Other Operations expenses	36.7	75.1	141.7	194.9
Total expenses	664.3	685.4	1,796.2	1,703.5
Pre-tax income (loss)	(23.2)	178.8	207.3	427.7
Income tax (expense) benefit	(6.4)	(17.1)	(32.0)	(39.6)
Net income (loss)	(29.6)	161.7	175.3	388.1
Net (income) loss attributable to noncontrolling interests	(9.4)	(47.9)	(42.0)	(117.5)
Net income (loss) attributable to White Mountains’s common shareholders	$(39.0)	$113.8	$133.3	$270.6
See Notes to Consolidated Financial Statements.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions, except per share amounts	2026	2025	2026	2025
Net income (loss) attributable to White Mountains’s common shareholders	$(39.0)	$113.8	$133.3	$270.6
Other comprehensive income (loss), net of tax	.1	(.6)	.6	2.5
Comprehensive income (loss)	(38.9)	113.2	133.9	273.1
Other comprehensive (income) loss attributable to noncontrolling interests	(.1)	.3	(.1)	(.8)
Comprehensive income (loss) attributable to White Mountains’s common shareholders	$(39.0)	$113.5	$133.8	$272.3

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Earnings (loss) per share attributable to White Mountains’s common shareholders:
Basic earnings (loss) per share	$(17.71)	$44.18	$50.62	$105.18
Diluted earnings (loss) per share	$(17.71)	$44.18	$50.62	$105.18
Dividends declared and paid per White Mountains’s common share	$—	$—	$1.00	$1.00
See Notes to Consolidated Financial Statements.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	White Mountains’s Common Shareholders’ Equity
Millions	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Nonredeemable noncontrolling interest	Total Equity	Redeemable noncontrolling interest
Balances as of June 30, 2026	$566.0	$4,821.0	$1.3	$5,388.3	$732.2	$6,120.5	$131.5
Net income (loss)	—	(39.0)	—	(39.0)	12.8	(26.2)	(3.4)
Other comprehensive income (loss), net of tax	—	—	—	—	.1	.1	—
Total comprehensive income (loss)	—	(39.0)	—	(39.0)	12.9	(26.1)	(3.4)
Dividends to noncontrolling interests	—	—	—	—	(2.8)	(2.8)	—
Issuances of common shares	.2	—	—	.2	—	.2	—
Amortization of restricted share awards	5.4	—	—	5.4	—	5.4	—
Recognition of equity-based compensation expense of subsidiaries	.1	—	—	.1	5.0	5.1	.1
Net contributions (distributions) and dilution from other noncontrolling interests	3.0	(1.6)	—	1.4	(5.4)	(4.0)	—
Adjustment to redeemable noncontrolling interest	—	(3.3)	—	(3.3)	—	(3.3)	3.3
Acquisition of noncontrolling interests	—	—	—	—	(.2)	(.2)	—
Balances as of September 30, 2026	$574.7	$4,777.1	$1.3	$5,353.1	$741.7	$6,094.8	$131.5

	White Mountains’s Common Shareholders’ Equity
Millions	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Nonredeemable noncontrolling interest	Total Equity	Redeemable noncontrolling interest
Balances as of June 30, 2025	$576.6	$4,067.6	$.3	$4,644.5	$695.7	$5,340.2	$—
Net income (loss)	—	113.8	—	113.8	48.7	162.5	(.8)
Other comprehensive income (loss), net of tax	—	—	(.3)	(.3)	(.3)	(.6)	—
Total comprehensive income (loss)	—	113.8	(.3)	113.5	48.4	161.9	(.8)
Dividends to noncontrolling interests	—	—	—	—	(2.1)	(2.1)	—
Amortization of restricted share awards	4.9	—	—	4.9	—	4.9	—
Recognition of equity-based compensation expense of subsidiaries	3.2	—	—	3.2	2.1	5.3	—
Net contributions (distributions) and dilution from other noncontrolling interests	(.1)	1.6	—	1.5	(1.8)	(.3)	—
Acquisition of noncontrolling interests	—	—	—	—	74.8	74.8	133.2
Balances as of September 30, 2025	$584.6	$4,183.0	$—	$4,767.6	$817.1	$5,584.7	$132.4
See Notes to Consolidated Financial Statements.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	White Mountains’s Common Shareholders’ Equity
Millions	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Nonredeemable noncontrolling interest	Total Equity	Redeemable noncontrolling interest
Balances as of January 1, 2026	$579.0	$4,845.6	$.8	$5,425.4	$698.2	$6,123.6	$131.5
Net income (loss)	—	133.3	—	133.3	52.3	185.6	(10.3)
Other comprehensive income (loss), net of tax	—	—	.5	.5	.1	.6	—
Total comprehensive income (loss)	—	133.3	.5	133.8	52.4	186.2	(10.3)
Dividends declared on common shares	—	(2.5)	—	(2.5)	—	(2.5)	—
Dividends declared to noncontrolling interests	—	—	—	—	(18.9)	(18.9)	—
Issuances of common shares	2.9	—	—	2.9	—	2.9	—
Repurchases and retirements of common shares	(24.2)	(192.6)	—	(216.8)	—	(216.8)	—
Amortization of restricted share awards	14.9	—	—	14.9	—	14.9	—
Recognition of equity-based compensation expense of subsidiaries	2.4	—	—	2.4	12.5	14.9	.8
Net contributions (distributions) and dilution from other noncontrolling interests	(.3)	3.4	—	3.1	(20.2)	(17.1)	(.6)
Adjustments of redeemable noncontrolling interest	—	(10.1)	—	(10.1)	—	(10.1)	10.1
Acquisition of noncontrolling interests	—	—	—	—	17.7	17.7	—
Balances as of September 30, 2026	$574.7	$4,777.1	$1.3	$5,353.1	$741.7	$6,094.8	$131.5

	White Mountains’s Common Shareholders’ Equity
Millions	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Nonredeemable noncontrolling interest	Total Equity	Redeemable noncontrolling interest
Balances as of January 1, 2025	$566.4	$3,919.0	$(1.7)	$4,483.7	$647.3	$5,131.0	$—
Net income (loss)	—	270.6	—	270.6	118.3	388.9	(.8)
Other comprehensive income (loss), net of tax	—	—	1.7	1.7	.8	2.5	—
Total comprehensive income (loss)	—	270.6	1.7	272.3	119.1	391.4	(.8)
Dividends declared on common shares	—	(2.6)	—	(2.6)	—	(2.6)	—
Dividends declared to noncontrolling interests	—	—	—	—	(21.2)	(21.2)	—
Issuances of common shares	2.6	—	—	2.6	—	2.6	—
Repurchases and retirements of common shares	(1.1)	(8.8)	—	(9.9)	—	(9.9)	—
Amortization of restricted share awards	13.6	—	—	13.6	—	13.6	—
Recognition of equity-based compensation expense of subsidiaries	6.5	—	—	6.5	3.4	9.9	—
Net contributions (distributions) and dilution from other noncontrolling interests	(3.4)	4.8	—	1.4	(37.0)	(35.6)	—
Acquisition of noncontrolling interests	—	—	—	—	105.5	105.5	133.2
Balances as of September 30, 2025	$584.6	$4,183.0	$—	$4,767.6	$817.1	$5,584.7	$132.4
See Notes to Consolidated Financial Statements.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
Millions	2026	2025
Cash flows from operations:
Net income (loss)	$175.3	$388.1
Adjustments to reconcile net income to net cash provided from (used for) operations:
Net realized and unrealized investment (gains) losses	(92.0)	(249.6)
Net realized and unrealized investment (gains) losses from investment in MediaAlpha	60.4	(1.6)
Net gain on sale of the Bamboo Group	(2.4)	—
Change in fair value of contingent consideration — Ark	71.7	74.2
Interest income from BAM Surplus Notes, net of interest payments received of $2.7 and $2.4	(17.9)	(20.1)
Change in fair value of BAM Surplus Notes	16.1	—
Deferred income tax expense (benefit)	18.3	5.2
Amortization of restricted share awards	14.9	13.6
Amortization (accretion) and depreciation	25.7	2.6
Other operating items:
Net change in reinsurance recoverables	(240.0)	(335.8)
Net change in insurance premiums, commissions and fees receivable	(382.4)	(396.5)
Net change in deferred acquisition costs	(58.8)	(122.6)
Net change in loss and loss adjustment expense reserves	266.4	363.7
Net change in unearned insurance premiums	415.9	560.3
Net change in reinsurance payable	206.1	255.2
Net change in premiums and commissions payable	6.6	18.8
Net change in accrued incentive compensation — Other Operations	(44.7)	(4.0)
Net change in short-term investments — Kudu	(99.0)	3.4
Contributions to Kudu’s Participation Contracts	(40.0)	(119.3)
Proceeds from Kudu’s Participation Contracts sold	71.6	—
Net other operating activities	(40.2)	61.0
Net cash provided from (used for) operations	331.6	496.6
Cash flows from investing activities:
Net change in short-term investments	885.8	(64.4)
Sales of fixed maturity investments	661.0	301.7
Maturities, calls and paydowns of fixed maturity investments	400.5	309.4
Sales of common equity securities	109.6	251.0
Distributions and redemptions of other long-term investments	45.4	109.8
Net release of cash (pre-funding) of investment purchases	(170.0)	—
Proceeds from the sale of Bamboo Group	6.0	—
Purchases of consolidated subsidiaries, net of cash acquired of $7.4 and $1.9	(179.3)	(342.2)
Purchases of fixed maturity investments	(1,429.1)	(759.6)
Purchases of common equity securities	(155.0)	—
Purchases of other long-term investments	(377.6)	(278.1)
Payments of principal received on the BAM Surplus Notes	5.3	5.6
Net other investing activities	4.7	14.9
Net cash provided from (used for) investing activities	(192.7)	(451.9)
Cash flows from financing activities:
Draw down of debt and revolving lines of credit	260.9	212.4
Repayment of debt and revolving lines of credit	(169.8)	(5.6)
Cash dividends paid to common shareholders	(2.4)	(2.6)
Repurchases and retirements of common shares	(216.8)	(9.9)
Contributions from other noncontrolling interests	8.0	1.2
Distributions to other noncontrolling interests	(39.1)	(60.1)
Net other financing activities	2.1	27.7
Net cash provided from (used for) financing activities	(157.1)	163.1
Net change in cash during the period	(18.2)	207.8
Cash balance at beginning of period (includes restricted cash balances of $1.2 and $14.1, unrestricted cash held for sale of $0.7 and $16.0 and restricted cash held for sale of $0.0 and $59.5)	185.6	266.4
Cash balance at end of period (includes restricted cash balances of $32.4 and $8.4, unrestricted cash held for sale of $0.4 and $36.6 and restricted cash held for sale of $0.0 and $100.2)	$167.4	$474.2
Supplemental cash flows information:
Interest paid	$(51.4)	$(49.2)
Net income tax payments	$(28.2)	$(21.3)
See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

White Mountains Insurance Group, Ltd. (the “Company” or the “Registrant”) is an exempted Bermuda limited liability company whose principal businesses are conducted through its subsidiaries and other affiliates. The Company’s headquarters is located at 26 Reid Street, Hamilton, Bermuda HM 11, its principal executive office is located at 23 South Main Street, Suite 3B, Hanover, New Hampshire 03755-2053 and its registered office is located at Richmond House, 12 Par-la-Ville Road, Hamilton, Pembroke, Bermuda, HM 08. The Company’s website is www.whitemountains.com. The information contained on the Company’s website is not incorporated by reference into, and is not a part of, this report.
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

Reportable Segments
As of September 30, 2026, White Mountains conducted its operations through five reportable segments: (1) Ark/WM Outrigger, (2) Kudu, (3) HG Global, (4) Distinguished and (5) WTM Partners, with its remaining operating businesses, holding companies and other assets included in Other Operations. White Mountains has made its segment determination based on consideration of the following criteria: (i) the nature of the business activities of each of the Company’s subsidiaries and affiliates; (ii) the manner in which the Company’s subsidiaries and affiliates are organized; (iii) the existence of primary managers responsible for specific subsidiaries and affiliates; and (iv) the organization of information provided to the Company’s chief operating decision maker (“CODM”) and its Board of Directors. See Note 14 — “Segment Information.”
The Ark/WM Outrigger segment consists of Ark Insurance Holdings Limited and its subsidiaries (collectively, “Ark”) and Outrigger Re Ltd. Segregated Account 2023-1 (“WM Outrigger Re”) (collectively with Ark, “Ark/WM Outrigger”). Ark is a specialty property and casualty insurance and reinsurance company that offers a wide range of niche insurance and reinsurance products, including property, specialty, marine & energy, casualty and accident & health. Ark underwrites select coverages through Lloyd’s Syndicates 4020 and 3902 and Additional Central Settlement Number (“ACSN”) 3832 (collectively, the “Syndicates”) and its wholly-owned subsidiary Group Ark Insurance Limited (“GAIL”). As of September 30, 2026 and December 31, 2025, White Mountains owned 72.1% and 72.1% of Ark on a basic shares outstanding basis (51.9% and 61.9% after taking account of management’s equity incentives). The decrease in White Mountains’s ownership taking account of management’s equity incentives relates to new equity incentives granted in the third quarter of 2026 tied to future value creation beginning in 2026. Ark’s management equity incentives are structured so that they are subject to a vesting period and participate in Ark’s value creation above a compounding return hurdle. The remaining shares are owned by current and former employees of Ark. In the future, management rollover shareholders could earn additional shares in Ark if and to the extent that White Mountains achieves certain thresholds for its multiple of invested capital (“MOIC”) return. The liability related to these additional shares is recorded as contingent consideration. If fully earned, these shares would represent an additional 10.6% of the shares outstanding as of September 30, 2026, and White Mountains would own 45.6% of Ark on a fully-diluted/fully-converted basis.
White Mountains’s fully-diluted/fully-converted ownership percentage understates its economic interest in Ark since the calculation treats management’s equity incentives, which are subject to a compounding return hurdle, as if they were full value shares. In the future, Ark may choose to convert vested management equity incentives to basic shares and repurchase certain other management owned shares, which would increase White Mountains’s fully-diluted/fully-converted ownership. White Mountains has the majority voting power of Ark’s Board of Directors. As a result, White Mountains will continue to control Ark even if its ownership percentage falls below 50.0%.

Outrigger Re Ltd. is a Bermuda special purpose insurer and segregated accounts company that provides collateralized reinsurance protection on Ark’s Bermuda global property catastrophe excess of loss portfolio for underwriting years beginning in 2023. As of September 30, 2026 and December 31, 2025, White Mountains owned 100.0% of the preferred equity of its segregated cell, WM Outrigger Re, which participated in the 2023 through 2025 underwriting years. White Mountains consolidates WM Outrigger Re in its financial statements. During the fourth quarter of 2025, Ark renewed Outrigger Re Ltd. for the 2026 underwriting year with $70.0 million of unaffiliated third-party capital. Ark increased its use of traditional quota share reinsurance for 2026, reducing the need for capacity from Outrigger Re Ltd.
The Kudu segment consists of Kudu Investment Management, LLC and its subsidiaries (collectively, “Kudu”). Kudu provides capital solutions for boutique asset and wealth managers for a variety of purposes including generational ownership transfers, management buyouts, acquisition and growth finance and legacy partner liquidity. Kudu also provides strategic advice to managers from time to time. Kudu’s capital solutions are generally structured as noncontrolling equity interests in the form of revenue and earnings participation contracts (“Participation Contracts”) and designed to generate immediate cash yields. As of September 30, 2026 and December 31, 2025, White Mountains owned 91.3% and 91.2% of Kudu’s basic units outstanding (78.4% and 77.9% on a fully-diluted/fully-converted basis, taking account of management’s equity incentives). White Mountains’s fully-diluted/fully-converted ownership percentage understates its economic interest in Kudu since the calculation treats management’s equity incentives, which are subject to a compounding return hurdle, as if they were full value shares.
The HG Global segment consists of HG Global Ltd. and its wholly-owned subsidiaries (collectively, “HG Global”). HG Global was established to fund the startup of Build America Mutual Assurance Company (“BAM”) and, through its reinsurance subsidiary, HG Re Ltd. (“HG Re”), to provide first-loss reinsurance protection of up to 15%-of-par outstanding for each policy assumed from BAM. HG Global, together with its subsidiaries, funded the initial capitalization of BAM through the purchase of $503.0 million of surplus notes issued by BAM (the “BAM Surplus Notes”). As of September 30, 2026 and December 31, 2025, White Mountains owned 96.9% of HG Global’s preferred equity and 88.4% of its common equity.
The Distinguished segment consists of WM Phoenix Parent L.P. and its subsidiaries d/b/a Distinguished Programs (collectively, “Distinguished”). Distinguished is a full-service managing general agent (“MGA”) and program administrator for specialty property and casualty insurance. Distinguished places insurance across a diversified portfolio of programs broadly grouped into two verticals. The ScaleCo vertical consists of established programs, primarily focused on real estate and hospitality end markets. The GrowthCo vertical consists of start-up programs, focused on a diversified set of specialty property and casualty insurance products across multiple industries. On behalf of its insurance carrier partners, Distinguished manages various aspects of the placement process, including product development, marketing, underwriting and policy issuance. Distinguished earns commissions based on the volume and profitability of the insurance that it places. Distinguished does not retain insurance risk. On September 2, 2025, White Mountains acquired a controlling financial interest in Distinguished. See Note 2 — “Significant Transactions.” As of September 30, 2026 and December 31, 2025, White Mountains owned 55.3% and 55.5% of Distinguished on a basic units outstanding basis (43.3% and 43.6% on a fully-diluted/fully-converted basis, taking account of management’s equity incentives). White Mountains’s fully-diluted/fully-converted ownership percentage understates its economic interest in Distinguished since the calculation treats management’s equity incentives, which are subject to a compounding return hurdle, as if they were full value shares. WM Phoenix GP, LLC, an indirect wholly-owned subsidiary of the Company, is the general partner of WM Phoenix Parent L.P. As the general partner, White Mountains has control over all activities of Distinguished subject to consent rights held by certain limited partners. As a result, White Mountains will continue to control Distinguished even if its economic interest falls below 50.0%. See Note 15 — “Variable Interest Entities.”
The WTM Partners segment consists of White Mountains Partners LLC and its operating companies (collectively, “WTM Partners”). WTM Partners acquires and manages businesses on behalf of White Mountains in non-financial services sectors including essential services, light industrial and specialty consumer. WTM Partners’s operating companies include (i) Enterprise Electric, LLC and its subsidiary (collectively, “Enterprise Solutions”) and (ii) BaseSix Systems LLC and its subsidiary (collectively, “Basesix”). On April 1, 2025, WTM Partners acquired a controlling financial interest in Enterprise Solutions, a provider of specialty electrical contracting services. On April 1, 2026, WTM Partners acquired a controlling financial interest in Basesix, a low voltage electrical systems integrator. See Note 2 — “Significant Transactions.” As of September 30, 2026 and December 31, 2025, WTM Partners owned 71.9% and 65.5% of Enterprise Solutions on a basic units outstanding basis (66.8% and 59.0% on a fully-diluted/fully-converted basis, taking account of management’s equity incentives). As of September 30, 2026, WTM Partners owned 84.4% of Basesix on a basic units outstanding basis (71.7% on a fully-diluted/fully-converted basis, taking account of management’s equity incentives). White Mountains’s fully-diluted/fully-converted ownership percentage understates its economic interests in Enterprise Solutions and Basesix since the calculation treats management’s equity incentives, which are subject to a compounding return hurdle, as if they were full value shares.

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

Revenue Recognition
WTM Partners recognizes product and service revenues, consisting of construction revenues from specialty electrical contracting services and low voltage electrical systems integration services provided to commercial and institutional customers, when it has satisfied its performance obligations and control of the promised goods or services has been transferred to the customer. Product and service revenues are recognized over time using the cost-to-cost percentage of completion input method, based on the ratio of contract costs incurred to date compared to total estimated contract costs. Contract costs incurred to date and expected total contract costs are monitored during the term of the contract. WTM Partners’s billings are generally based on contractual terms and may not coincide with its progress in a project. WTM Partners records accounts receivable for amounts billed to the customer, net of an allowance for uncollectible receivables, including expected credit losses. If the recognized revenue is greater than the amount billed to the customer, a contract asset is recorded. Contract assets also include amounts billed under retainage provisions that cannot be collected until the contract work has been completed and approved. If the amount billed to the customer is greater than the recognized revenue, a contract liability is recorded.

Cost of Sales
WTM Partners incurs various expenses directly related to the performance of its construction contracts, which are recorded in cost of sales. These costs consist primarily of materials, salaries and related expenses, costs paid to subcontractors and other direct and indirect job-related costs. These expenses are recognized as incurred.

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
On September 5, 2028, the third anniversary of the closing of the Distinguished Transaction, certain noncontrolling unitholders will have the option to sell additional units representing 31.3% of Distinguished’s basic units outstanding as of September 30, 2026 to White Mountains at the same unit price paid in the Distinguished Transaction less aggregate per unit distributions. As of September 30, 2026, the redemption value would be $131.5 million if exercised in full. Noncontrolling interests with optional redemption features that are not within White Mountains’s control are classified as redeemable noncontrolling interests. See Note 13 — “Noncontrolling Interests.” In addition, White Mountains will have the parallel option to purchase such units at 1.35 times the unit price paid in the Distinguished Transaction less aggregate per unit distributions.
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

The following table presents additional details of the net assets acquired as of the September 2, 2025 acquisition date:

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

Enterprise Solutions

On April 1, 2025, WTM Partners acquired a controlling financial interest in Enterprise Solutions (the “Enterprise Solutions Transaction”). This was the first acquisition by WTM Partners. Enterprise Solutions provides specialty electrical contracting services to commercial and institutional customers. WTM Partners funded the Enterprise Solutions Transaction through a combination of cash on hand and new borrowings by Enterprise Solutions. WTM Partners paid $58.1 million of cash consideration, which included a post-acquisition capital contribution of $1.5 million and a post-closing purchase price reduction of $0.2 million. In addition, Enterprise Solutions borrowed $15.0 million in new debt as part of the transaction. At closing, WTM Partners owned 65.5% of Enterprise Solutions on a basic units outstanding basis (59.0% on a fully-diluted/fully-converted basis, taking account of management’s equity incentives).
WTM Partners recognized total assets acquired related to the Enterprise Solutions Transaction of $176.4 million, including $57.7 million of goodwill and $37.6 million of other intangible assets, total liabilities assumed of $74.4 million and noncontrolling interests of $30.6 million. In connection with the acquisition, WTM Partners incurred transaction costs of $3.0 million.
On May 1, 2026, Enterprise Solutions acquired a controlling financial interest in Hawkeye Electric, LLC (“Hawkeye Electric”) (the “Hawkeye Electric Transaction”). Hawkeye Electric provides specialty electrical contracting services to commercial and institutional customers. Enterprise Solutions funded the Hawkeye Electric Transaction through a combination of equity contributions of $34.9 million from WTM Partners and $6.0 million from noncontrolling interest holders as well as new borrowings. Enterprise Solutions paid $66.8 million of cash consideration, which included net debt financing of $26.3 million and a post-closing purchase price reduction of $0.4 million. In addition, Hawkeye Electric utilized $5.9 million of cash on hand as part of the transaction. At closing, Enterprise Solutions owned 100.0% of Hawkeye Electric.
WTM Partners recognized total assets acquired related to the Hawkeye Electric Transaction of $85.1 million, including $32.2 million of goodwill and $22.0 million of other intangible assets, and total liabilities assumed of $12.4 million, reflecting provisional acquisition date fair values. In connection with the acquisition, WTM Partners incurred transaction costs of $2.2 million.

Basesix

On April 1, 2026, WTM Partners acquired a controlling financial interest in Basesix (the “Basesix Transaction”). Basesix provides low voltage electrical systems integration services to commercial and institutional customers. WTM Partners funded the Basesix Transaction through a combination of cash on hand and new borrowings by Basesix. WTM Partners paid $95.5 million of cash consideration, which included a post-acquisition capital contribution of $1.0 million and a post-closing purchase price reduction of $1.3 million. In addition, Basesix borrowed $20.0 million in new debt as part of the transaction. At closing, WTM Partners owned 84.4% of Basesix on both a basic units outstanding and fully-diluted/fully-converted basis.
WTM Partners recognized total assets acquired related to the Basesix Transaction of $157.9 million, including $73.2 million of goodwill and $51.4 million of other intangible assets, total liabilities assumed of $18.2 million and noncontrolling interests of $17.7 million, reflecting provisional acquisition date fair values. In connection with the acquisition, WTM Partners incurred transaction costs of $2.8 million.

Unaudited supplemental pro forma information

White Mountains’s unaudited pro forma revenues were $2,050.9 million for the nine months ended September 30, 2026 and $929.1 million and $2,398.4 million for the three and nine months ended September 30, 2025. There were no pro forma revenue adjustments for the three months ended September 30, 2026. The pro forma revenues include revenues from Distinguished, Enterprise Solutions, Basesix and Hawkeye Electric as if the acquisitions had occurred on January 1, 2025. The pro forma revenues are presented for comparative purposes only and are not necessarily indicative of the operating results that White Mountains would have recognized had the acquisitions actually been completed on January 1, 2025. The pro forma revenues have been calculated after applying White Mountains’s accounting policies and do not include any material, nonrecurring pro forma adjustments. Impacts to White Mountains’s unaudited pro forma earnings were not material to the amounts previously reported.

Note 3.  Investment Securities

White Mountains’s portfolio of investment securities held for general investment purposes consists of fixed maturity investments, short-term investments, common equity securities, its investment in MediaAlpha and other long-term investments. White Mountains’s portfolio of fixed maturity investments, including those within short-term investments, is classified as trading securities. Trading securities are reported at fair value as of the balance sheet date. Short-term investments also include interest-bearing money market funds and certificates of deposit that are carried at fair value. White Mountains’s portfolio of common equity securities, its investment in MediaAlpha and other long-term investments are measured at fair value. Other long-term investments consist primarily of unconsolidated entities, including Kudu’s Participation Contracts, the Bamboo SPV, the BroadStreet SPV, PassportCard/DavidShield and Bishop Street, as well as private equity funds and hedge funds, a bank loan fund, Lloyd’s trust deposits and an equity infrastructure fund. White Mountains has generally taken the fair value option for its equity method eligible investments. See Note 16 — “Equity Method Eligible Investments.” Net realized and unrealized investment gains (losses) are reported in pre-tax revenues.
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
The following table presents pre-tax net investment income for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2026	2025	2026	2025
Fixed maturity investments	$34.3	$28.9	$96.7	$82.7
Short-term investments	9.8	11.8	36.7	34.4
Common equity securities	.5	—	1.4	.6
Other long-term investments	26.6	19.1	79.7	64.4
Total investment income	71.2	59.8	214.5	182.1
Third-party investment expenses	(.6)	(.6)	(1.6)	(1.9)
Net investment income, pre-tax	$70.6	$59.2	$212.9	$180.2

Net Realized and Unrealized Investment Gains (Losses)

The following table presents net realized and unrealized investment gains (losses) for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2026	2025	2026	2025
Realized investment gains (losses)
Fixed maturity investments	$(.5)	$.7	$(1.4)	$(1.2)
Short-term investments	(.6)	.5	(.5)	1.0
Common equity securities	7.5	—	19.9	67.7
Other long-term investments	11.5	20.2	48.7	32.0
Net realized investment gains (losses) (1)	17.9	21.4	66.7	99.5
Unrealized investment gains (losses)
Fixed maturity investments	(72.5)	13.0	(99.3)	52.4
Short-term investments	(.1)	(.4)	(.8)	.1
Common equity securities	(5.7)	2.6	.7	(29.0)
Investment in MediaAlpha	(53.6)	7.7	(60.4)	1.6
Other long-term investments	(9.0)	39.6	124.7	126.6
Net unrealized investment gains (losses)	(140.9)	62.5	(35.1)	151.7
Net realized and unrealized investment gains (losses) (2)	$(123.0)	$83.9	$31.6	$251.2
Fixed maturity and short-term investments
Net realized and unrealized investment gains (losses)	$(73.7)	$13.8	$(102.0)	$52.3
Less: net realized and unrealized gains (losses) on investment securities sold during the period	(.9)	.8	(3.9)	3.3
Net unrealized investment gains (losses) recognized during the period on investment securities held at the end of the period	$(72.8)	$13.0	$(98.1)	$49.0
Common equity securities and investment in MediaAlpha
Net realized and unrealized investment gains (losses) on common equity securities	$1.8	$2.6	$20.6	$38.7
Net realized and unrealized investment gains (losses) from investment in MediaAlpha	(53.6)	7.7	(60.4)	1.6
Total net realized and unrealized investment gains (losses)	(51.8)	10.3	(39.8)	40.3
Less: net realized and unrealized gains (losses) on investment securities sold during the period	.8	—	(2.7)	6.4
Net unrealized investment gains (losses) recognized during the period on investment securities held at the end of the period	$(52.6)	$10.3	$(37.1)	$33.9
(1) For the three months ended September 30, 2026 and 2025, White Mountains recognized gross realized investment gains of $21.0 and $21.9 and gross realized investment losses of $(3.1) and $(0.5) on sales of investment securities. For the nine months ended September 30, 2026 and 2025, White Mountains recognized gross realized investment gains of $78.7 and $103.9 and gross realized investment losses of $(12.0) and $(4.4) on sales of investment securities.
(2) For the three months ended September 30, 2026 and 2025, includes $(1.9) and $(2.4) of net realized and unrealized investment gains (losses) related to foreign currency exchange. For the nine months ended September 30, 2026 and 2025, includes $(7.2) and $34.9 of net realized and unrealized investment gains (losses) related to foreign currency exchange.

The following table presents total net unrealized gains (losses) attributable to Level 3 investments for the three and nine months ended September 30, 2026 and 2025 for investments still held at the end of the period:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2026	2025	2026	2025
Total net unrealized investment gains (losses) recognized during the period on Level 3 investments held at the end of period	$(2.8)	$42.0	$121.0	$103.6

Investment Holdings

The following tables present the cost or amortized cost, gross unrealized investment gains (losses), net foreign currency gains (losses) and carrying value of White Mountains’s fixed maturity investments as of September 30, 2026 and December 31, 2025:

	September 30, 2026
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Foreign Currency Gains (Losses)	Carrying Value
U.S. Government and agency obligations	$459.3	$—	$(10.8)	$—	$448.5
Debt securities issued by corporations	1,837.4	.4	(57.5)	1.2	1,781.5
Mortgage and asset-backed securities	429.5	—	(36.7)	—	392.8
Collateralized loan obligations	379.4	.5	(.1)	(1.4)	378.4
Foreign government and agency obligations	38.7	—	(.3)	1.2	39.6
Total fixed maturity investments	$3,144.3	$.9	$(105.4)	$1.0	$3,040.8

	December 31, 2025
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Foreign Currency Gains (Losses)	Carrying Value
U.S. Government and agency obligations	$459.7	$1.3	$(.7)	$—	$460.3
Debt securities issued by corporations	1,534.9	13.5	(11.5)	.8	1,537.7
Mortgage and asset-backed securities	405.1	4.2	(16.3)	—	393.0
Collateralized loan obligations	343.9	.8	(.1)	2.4	347.0
Foreign government and agency obligations	31.2	—	(.1)	1.4	32.5
Total fixed maturity investments	$2,774.8	$19.8	$(28.7)	$4.6	$2,770.5

The following table presents the cost or amortized cost and carrying value of White Mountains’s fixed maturity investments by contractual maturity as of September 30, 2026 and December 31, 2025. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without penalties.

	September 30, 2026		December 31, 2025
Millions	Cost or Amortized Cost	Carrying Value	Cost or Amortized Cost	Carrying Value
Due in one year or less	$345.5	$345.5	$455.3	$455.2
Due after one year through five years	1,658.1	1,610.0	1,349.8	1,354.1
Due after five years through ten years	310.1	293.4	199.0	199.3
Due after ten years	21.7	20.7	21.7	21.9
Mortgage and asset-backed securities and collateralized loan obligations	808.9	771.2	749.0	740.0
Total fixed maturity investments	$3,144.3	$3,040.8	$2,774.8	$2,770.5

The weighted average duration of White Mountains’s fixed maturity investments was 2.8 years and 2.5 years as of September 30, 2026 and December 31, 2025. Including short-term investments, the weighted average duration was 2.0 years and 1.5 years as of September 30, 2026 and December 31, 2025.

The following tables present the cost or amortized cost, gross unrealized investment gains (losses), net foreign currency gains (losses) and carrying value of common equity securities, White Mountains’s investment in MediaAlpha and other long-term investments as of September 30, 2026 and December 31, 2025:

	September 30, 2026
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Foreign Currency Gains (Losses)	Carrying Value
Common equity securities	$449.6	$99.9	$—	$(.5)	$549.0
Investment in MediaAlpha	$59.2	$111.7	$—	$—	$170.9
Other long-term investments	$2,713.2	$880.1	$(160.1)	$(15.7)	$3,417.5

	December 31, 2025
Millions	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Foreign Currency Gains (Losses)	Carrying Value
Common equity securities	$384.3	$99.9	$—	$(1.2)	$483.0
Investment in MediaAlpha	$59.2	$172.0	$—	$—	$231.2
Other long-term investments	$2,378.8	$712.6	$(123.1)	$(9.8)	$2,958.5

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

The following tables present White Mountains’s fair value measurements for investments by security type and level as of September 30, 2026 and December 31, 2025:

	September 30, 2026
Millions	Fair Value	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. Government and agency obligations	$448.5	$448.5	$—	$—
Debt securities issued by corporations:
Financials	667.7	—	667.7	—
Consumer	323.2	—	323.2	—
Healthcare	155.1	—	155.1	—
Industrial	148.1	—	148.1	—
Utilities	142.6	—	142.6	—
Technology	118.6	—	118.6	—
Materials	85.0	—	85.0	—
Communications	81.5	—	81.5	—
Energy	59.7	—	59.7	—
Total debt securities issued by corporations	1,781.5	—	1,781.5	—
Mortgage and asset-backed securities	392.8	—	392.8	—
Collateralized loan obligations	378.4	—	378.4	—
Foreign government and agency obligations	39.6	—	39.6	—
Total fixed maturity investments	3,040.8	448.5	2,592.3	—
Short-term investments	1,104.2	1,103.4	.8	—
Common equity securities:
Exchange-traded funds	204.0	204.0	—	—
Other (1)	345.0	—	345.0	—
Total common equity securities	549.0	204.0	345.0	—
Investment in MediaAlpha	170.9	170.9	—	—
Other long-term investments (2)	2,067.0	—	38.4	2,028.6
Other long-term investments — net asset value (3)	1,350.5	—	—	—
Total other long-term investments	3,417.5	—	38.4	2,028.6
Total investments	$8,282.4	$1,926.8	$2,976.5	$2,028.6
(1) Consists of investments in listed funds that predominantly invest in international equities.
(2) Consists of investments in Kudu’s Participation Contracts, the Bamboo SPV, PassportCard/DavidShield, Bishop Street, certain other unconsolidated entities, as well as private debt and other instruments.
(3) Consists of investments in the BroadStreet SPV, private equity funds and hedge funds, a bank loan fund, Lloyd’s trust deposits, an equity infrastructure fund and insurance-linked securities (“ILS”) funds for which fair value is measured using NAV as a practical expedient. Investments for which fair value is measured at NAV are not classified within the fair value hierarchy.

	December 31, 2025
Millions	Fair Value	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. Government and agency obligations	$460.3	$460.3	$—	$—
Debt securities issued by corporations:
Financials	531.5	—	531.5	—
Consumer	306.2	—	306.2	—
Healthcare	146.1	—	146.1	—
Industrial	150.0	—	150.0	—
Utilities	90.4	—	90.4	—
Technology	98.4	—	98.4	—
Materials	78.7	—	78.7	—
Communications	76.3	—	76.3	—
Energy	60.1	—	60.1	—
Total debt securities issued by corporations	1,537.7	—	1,537.7	—
Mortgage and asset-backed securities	393.0	—	393.0	—
Collateralized loan obligations	347.0	—	347.0	—
Foreign government and agency obligations	32.5	—	32.5	—
Total fixed maturity investments	2,770.5	460.3	2,310.2	—
Short-term investments	1,881.7	1,871.7	10.0	—
Common equity securities:
Exchange-traded funds	30.7	30.7	—	—
Other (1)	452.3	—	452.3	—
Total common equity securities	483.0	30.7	452.3	—
Investment in MediaAlpha	231.2	231.2	—	—
Other long-term investments (2)	1,848.1	—	33.7	1,814.4
Other long-term investments — NAV (3)	1,110.4	—	—	—
Total other long-term investments	2,958.5	—	33.7	1,814.4
Total investments	$8,324.9	$2,593.9	$2,806.2	$1,814.4
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

Investments Held on Deposit or as Collateral

Lloyd’s trust deposits are required of Lloyd's syndicates to protect policyholders in non-U.K. markets and are pledged into Lloyd’s trust accounts to provide a portion of the capital needed to support obligations at Lloyd’s. As of September 30, 2026 and December 31, 2025, Ark held Lloyd’s trust deposits with a fair value of $185.0 million and $180.4 million.
The underwriting capacity of a member of Lloyd’s must be supported by providing a deposit (“Funds at Lloyd’s”) in the form of cash, securities or letters of credit in an amount determined by Lloyd’s. The amount of such deposit is calculated for each member through an annual capital adequacy determination by Lloyd’s. As of September 30, 2026 and December 31, 2025, the fair value of Ark’s Funds at Lloyd’s cash and investment deposits totaled $511.8 million and $361.6 million.
As of September 30, 2026 and December 31, 2025, Ark held additional investments on deposit or as collateral for insurance regulators and reinsurance counterparties of $360.5 million and $257.2 million.
As of September 30, 2026 and December 31, 2025, investments of $48.0 million and $245.7 million were held in a collateral trust account required to be maintained in relation to WM Outrigger Re’s reinsurance agreement with GAIL.
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
As of September 30, 2026 and December 31, 2025, investments of $57.9 million and $56.8 million were held on deposit, primarily related to amounts held on behalf of Distinguished’s insurance carrier partners and certain insureds.

Debt Securities Issued by Corporations

The following table presents the fair values for credit ratings of debt securities issued by corporations held in White Mountains’s investment portfolio as of September 30, 2026 and December 31, 2025:

	Fair Value at
Millions	September 30, 2026	December 31, 2025
AAA	$3.3	$7.8
AA	98.9	89.9
A	855.7	711.7
BBB	812.2	716.9
BB	3.4	3.2
Other	8.0	8.2
Debt securities issued by corporations (1)	$1,781.5	$1,537.7
(1) Credit ratings are based upon issuer credit ratings provided by Standard & Poor’s Financial Services LLC (“Standard & Poor’s”), or if unrated by Standard & Poor’s, long-term obligation ratings provided by Moody’s Investors Service, Inc.

Mortgage and Asset-backed Securities and Collateralized Loan Obligations

The following table presents the fair value of White Mountains’s mortgage and asset-backed securities and collateralized loan obligations as of September 30, 2026 and December 31, 2025:

	September 30, 2026			December 31, 2025
Millions	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
Mortgage-backed securities:
Agency:
FNMA	$190.7	$190.7	$—	$192.1	$192.1	$—
FHLMC	120.4	120.4	—	141.3	141.3	—
GNMA	17.6	17.6	—	20.6	20.6	—
Total agency (1)	328.7	328.7	—	354.0	354.0	—
Total mortgage-backed securities	328.7	328.7	—	354.0	354.0	—
Other asset-backed securities:
Vehicle receivables	41.6	41.6	—	21.9	21.9	—
Credit card receivables	13.5	13.5	—	14.0	14.0	—
Other	9.0	9.0	—	3.1	3.1	—
Total other asset-backed securities	64.1	64.1	—	39.0	39.0	—
Total mortgage and asset-backed securities	392.8	392.8	—	393.0	393.0	—
Collateralized loan obligations	378.4	378.4	—	347.0	347.0	—
Total mortgage and asset-backed securities and collateralized loan obligations	$771.2	$771.2	$—	$740.0	$740.0	$—
(1)    Represents publicly traded mortgage-backed securities which carry the full faith and credit guarantee of the U.S. Government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

As of September 30, 2026 and December 31, 2025, White Mountains’s investment portfolio included $378.4 million and $347.0 million of collateralized loan obligations that are within the senior tranches of their respective fund securitization structures. All of White Mountains’s collateralized loan obligations were rated AAA or AA as of September 30, 2026 and December 31, 2025.

Investment in MediaAlpha

White Mountains’s investment in MediaAlpha is accounted for at fair value based on the publicly traded share price of MediaAlpha’s common stock and is presented as a separate line item on the balance sheet.
As of September 30, 2026, White Mountains owned 17.9 million shares of MediaAlpha, representing a 29.3% basic ownership interest based on the total class A and class B common shares outstanding. At the September 30, 2026 share price of $9.57, the fair value of White Mountains’s investment in MediaAlpha was $170.9 million.
As of December 31, 2025, White Mountains owned 17.9 million shares of MediaAlpha, representing a 27.7% basic ownership interest based on the total class A and class B common shares outstanding. At the December 31, 2025 share price of $12.95, the fair value of White Mountains’s investment in MediaAlpha was $231.2 million.

Other Long-Term Investments

The following tables present the carrying values of White Mountains’s other long-term investments by reportable segment as of September 30, 2026 and December 31, 2025:

	Fair Value as of September 30, 2026
Millions	Ark/ WM Outrigger	Kudu	Other	Total
Kudu’s Participation Contracts	$—	$1,319.1	$—	$1,319.1
Bamboo SPV	—	—	290.0	290.0
BroadStreet SPV	—	—	176.8	176.8
PassportCard/DavidShield	—	—	170.0	170.0
Bishop Street	—	—	134.0	134.0
Other unconsolidated entities (1)	—	—	123.0	123.0
Total unconsolidated entities	—	1,319.1	893.8	2,212.9
Private equity funds and hedge funds	225.9	—	261.8	487.7
Bank loan fund	318.7	—	—	318.7
Lloyd’s trust deposits	185.0	—	—	185.0
Equity infrastructure fund	100.0	—	—	100.0
ILS funds	—	—	54.9	54.9
Private debt instruments	—	—	19.9	19.9
Other	38.4	—	—	38.4
Total other long-term investments	$868.0	$1,319.1	$1,230.4	$3,417.5
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

Private Equity Funds and Hedge Funds
White Mountains invests in private equity funds and hedge funds, which are included in other long-term investments. The fair value of these investments is generally estimated using the NAV of the funds. As of September 30, 2026, White Mountains held investments in or commitments to eighteen private equity funds and two hedge funds. The largest investment in a single private equity fund or hedge fund was $166.8 million and $110.6 million as of September 30, 2026 and December 31, 2025.
The following table presents the fair value of investments and unfunded commitments in private equity funds and hedge funds by investment objective and sector as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
Millions	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Private equity funds
Aerospace/Defense/Government	$146.8	$30.5	$144.0	$39.9
Financial services	107.6	48.4	104.2	23.7
Real estate	2.7	2.2	3.0	2.2
Total private equity funds	257.1	81.1	251.2	65.8
Hedge funds
Long/short all cap global	166.8	—	110.6	—
Long/short equity financials and business services	63.8	—	33.4	—
Total hedge funds	230.6	—	144.0	—
Total private equity funds and hedge funds	$487.7	$81.1	$395.2	$65.8

Investments in private equity funds are generally subject to a lock-up period during which investors may not request a redemption. Distributions prior to the expected termination date of the fund may be limited to dividends or proceeds arising from the liquidation of the fund’s underlying investments. In addition, certain private equity funds have the option to extend the lock-up period.
The following table presents the fair value of investments in private equity funds that were subject to lock-up periods as of September 30, 2026:

Millions	1 – 3 years	3 – 5 years	5 – 10 years	>10 years	Total
Private equity funds — expected lock-up period remaining	$48.5	$7.4	$201.2	$—	$257.1

Investors in private equity funds are generally subject to indemnification obligations outside of the capital commitment period and prior to the winding up of the fund. As of September 30, 2026 and December 31, 2025, White Mountains is not aware of any indemnification claims relating to its investments in private equity funds.
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

Bank Loan Fund
White Mountains’s other long-term investments include a bank loan fund with a fair value of $318.7 million and $308.5 million as of September 30, 2026 and December 31, 2025. The fair value of this investment is estimated using the NAV of the fund. The bank loan fund’s investment objective is to provide, on an unleveraged basis, high current income consistent with preservation of capital and low duration. The bank loan fund primarily invests in a broad portfolio of U.S. dollar-denominated, non-investment grade, floating-rate senior secured loans and may invest in other financial instruments, such as secured and unsecured corporate debt, credit default swaps, reverse repurchase agreements, synthetic indices and cash and cash equivalents.
The investment in the bank loan fund is subject to restrictions on redemption frequency and advance notice periods for redemptions. Amounts requested for redemptions remain subject to market fluctuations until the redemption effective date, which generally falls at the end of the defined redemption period. White Mountains may redeem all or a portion of its bank loan fund investment as of any calendar month-end upon 15 calendar days advance written notice.

Lloyd’s Trust Deposits
White Mountains’s other long-term investments include Lloyd’s trust deposits, which consist of non-U.K. deposits and Canadian commingled pooled funds. The Lloyd’s trust deposits invest primarily in short-term government securities, agency securities and corporate bonds held in trusts that are managed by Lloyd's of London. These investments are generally required of Lloyd's syndicates to protect policyholders in non-U.K. markets and are pledged into Lloyd’s trust accounts to provide a portion of the capital needed to support obligations at Lloyd’s. The fair value of the Lloyd’s trust deposits is generally estimated using the NAV of the funds. As of September 30, 2026 and December 31, 2025, White Mountains held Lloyd’s trust deposits with a fair value of $185.0 million and $180.4 million.

Equity Infrastructure Funds
Ark invests in open-ended, pooled equity infrastructure funds focused on making investments in infrastructure assets, which White Mountains classifies as other long-term investments. The fair value of these investments is generally estimated using the NAV of the funds. As of September 30, 2026, Ark held an investment in an equity infrastructure fund with a fair value of $100.0 million.
As of September 30, 2026, Ark also had a total of $200.0 million in commitments to two additional equity infrastructure funds with an investment date of October 1, 2026. Ark satisfied these commitments by pre-funding the $200.0 million in advance of quarter-end. The $200.0 million pre-funding is recorded as a receivable within other assets as of September 30, 2026.
Investments in equity infrastructure funds are generally subject to restrictions, such as lock-up periods during which no redemptions or withdrawals are allowed, restrictions on redemption frequency and advance notice periods for redemptions. The funds in which Ark invests have lock-up periods ranging from zero to four years, subject to the discretion of the individual managers. Redemption of all or a portion of Ark’s equity infrastructure funds is allowable on a quarterly or semi-annual basis, subject to liquidity and an advance written notice period of 90 calendar days.

ILS Funds
White Mountains’s other long-term investments include ILS fund investments. The fair value of these investments is generally estimated using the NAV of the funds. As of September 30, 2026 and December 31, 2025, White Mountains held investments in ILS funds with a fair value of $54.9 million and $50.1 million.
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

Rollforward of Level 3 Investments

Level 3 measurements as of September 30, 2026 and 2025 consist of securities for which the estimated fair value has not been determined based upon quoted market price inputs for identical or similar securities. The following table presents the changes in White Mountains’s fair value measurements for Level 3 investments for the nine months ended September 30, 2026 and 2025:

Level 3 Investments
Other long-term investments
Millions	September 30, 2026	September 30, 2025
Beginning balance	$1,814.4	$1,262.7
Net realized and unrealized gains	144.6	105.7
Purchases and contributions	180.2	119.6
Effect of Distinguished Transaction (1)	—	(7.1)
Sales and distributions	(110.6)	(1.7)
Transfers in	—	—
Transfers out	—	—
Ending balance	$2,028.6	$1,479.2
(1) See Note 2 — “Significant Transactions.”

Significant Unobservable Inputs

The following tables present significant unobservable inputs used in estimating the fair value of White Mountains’s other long-term investments, classified within Level 3 as of September 30, 2026 and December 31, 2025. The tables below exclude $10.4 million and $250.4 million of Level 3 other long-term investments generally valued based on recent or expected transaction prices. As of December 31, 2025, the Bamboo SPV was measured at fair value based on the value implied in the Bamboo Sale Transaction. See Note 2 — “Significant Transactions.” The fair value of investments in the BroadStreet SPV, private equity funds and hedge funds, bank loan funds, Lloyd’s trust deposits, equity infrastructure funds and ILS funds are generally estimated using NAV. Investments for which fair value is measured at NAV are not classified within the fair value hierarchy.

$ in Millions	September 30, 2026
Description	Valuation Technique(s) (1)	Fair Value (2)	Unobservable Inputs
			Discount Rate (5)	Terminal Cash Flow Exit Multiple (x) or Terminal Revenue Growth Rate (%) (5)
Kudu’s Participation Contracts (3) (4)	Discounted cash flow	$1,319.1	17% - 23%	7x - 22x
Bamboo SPV	Discounted cash flow	$290.0	16%	4%
PassportCard/DavidShield	Discounted cash flow	$170.0	24%	4%
Bishop Street	Discounted cash flow	$134.0	20%	N/A
Private common shares and units	Discounted cash flow	$57.5	22% - 35%	3% - 4%
Private preferred securities	Discounted cash flow	$38.1	16%	N/A
Private debt instruments	Discounted cash flow	$9.5	12%	N/A
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
(4) In the first nine months of 2026, Kudu contributed $43.5 into new and existing Participation Contracts.
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
The following tables present the economic life, acquisition date fair value, accumulated amortization, impairments and net carrying value for goodwill and other intangible assets as of September 30, 2026 and December 31, 2025:

$ in Millions	Weighted Average Economic Life (in years)	September 30, 2026
		Acquisition Date Fair Value	Accumulated Amortization	Impairments (1)	Net Carrying Value
Goodwill:
Ark	N/A	$116.8	$—	$—	$116.8
Kudu	N/A	7.6	—	—	7.6
Distinguished	N/A	397.9	—	—	397.9
WTM Partners (2)	N/A	163.1	—	—	163.1
Other Operations	N/A	44.4	—	9.1	35.3
Total goodwill		729.8	—	9.1	720.7
Other intangible assets:
Ark
Underwriting capacity	N/A	175.7	—	—	175.7
Kudu
Trade names	7.0	2.2	2.2	—	—
Distinguished
Trade names	10.0	24.3	2.6	—	21.7
Agency relationships	8.0	127.9	17.5	—	110.4
Developed technology	5.0	36.6	7.9	—	28.7
Subtotal		188.8	28.0	—	160.8
WTM Partners (2)
Trade names	10.0	19.0	1.8	—	17.2
Customer relationships	8.4	92.0	9.6	—	82.4
Subtotal		111.0	11.4	—	99.6
Other Operations
Trade names	13.0	13.3	7.9	.2	5.2
Customer relationships	11.0	24.8	18.1	.3	6.4
Other	11.7	3.1	2.1	—	1.0
Subtotal		41.2	28.1	.5	12.6
Total other intangible assets		518.9	69.7	.5	448.7
Total goodwill and other intangible assets		$1,248.7	$69.7	$9.6	$1,169.4
(1) Impairments, which represent inception-to-date amounts, relate to an Other Operating Business.
(2) The relative fair values of goodwill and other intangible assets recognized in connection with the acquisitions of Basesix and Hawkeye Electric had not yet been finalized. See Note 2 — “Significant Transactions.”

$ in Millions	Weighted Average Economic Life (in years)	December 31, 2025
		Acquisition Date Fair Value	Accumulated Amortization	Impairments (1)	Net Carrying Value
Goodwill:
Ark	N/A	$116.8	$—	$—	$116.8
Kudu	N/A	7.6	—	—	7.6
Distinguished (2)	N/A	396.7	—	—	396.7
WTM Partners (2)	N/A	57.7	—	—	57.7
Other Operations	N/A	44.4	—	9.1	35.3
Total goodwill		623.2	—	9.1	614.1
Other intangible assets:
Ark
Underwriting capacity	N/A	175.7	—	—	175.7
Kudu
Trade names	7.0	2.2	2.1	—	.1
Distinguished (2)
Trade names	10.0	24.3	.8	—	23.5
Agency relationships	8.0	127.9	5.0	—	122.9
Developed technology	5.0	36.6	2.0	—	34.6
Subtotal		188.8	7.8	—	181.0
WTM Partners (2)
Trade names	10.0	9.1	.7	—	8.4
Customer relationships	7.0	28.5	3.1	—	25.4
Subtotal		37.6	3.8	—	33.8
Other Operations
Trade names	13.0	13.3	7.1	.2	6.0
Customer relationships	11.0	24.8	16.2	.3	8.3
Other	11.8	3.1	1.9	—	1.2
Subtotal		41.2	25.2	.5	15.5
Total other intangible assets		445.5	38.9	.5	406.1
Total goodwill and other intangible assets		$1,068.7	$38.9	$9.6	$1,020.2
(1) Impairments, which represent inception-to-date amounts, relate to an Other Operating Business.
(2) The relative fair values of goodwill and other intangible assets recognized in connection with the acquisitions of Distinguished and Enterprise Solutions had not yet been finalized. See Note 2 — “Significant Transactions.”

Rollforward of Goodwill and Other Intangible Assets

The following tables present the change in goodwill and other intangible assets for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026			2025
Millions	Goodwill	Other Intangible Assets	Total Goodwill and Other Intangible Assets	Goodwill	Other Intangible Assets	Total Goodwill and Other Intangible Assets
Beginning balance	$795.9	$387.8	$1,183.7	$534.6	$270.8	$805.4
Acquisition of businesses (1)	—	—	—	595.4	—	595.4
Attribution of acquisition date fair value estimates between goodwill and other intangible assets (2)	(73.4)	73.4	—	(37.7)	37.6	(.1)
Measurement period adjustments (3)	(1.8)	—	(1.8)	—	—	—
Amortization	—	(12.5)	(12.5)	—	(7.8)	(7.8)
Ending balance	$720.7	$448.7	$1,169.4	$1,092.3	$300.6	$1,392.9
(1) During the three months ended September 30, 2025, amounts relate to the acquisitions of Distinguished and Enterprise Solutions. All amounts related to Distinguished were reflected as goodwill as of September 30, 2025. See Note 2 — “Significant Transactions.”
(2) During the three months ended September 30, 2026, amounts relate to the acquisitions of Basesix and Hawkeye Electric. During the three months ended September 30, 2025, amounts relate to the acquisition of Enterprise Solutions. See Note 2 — “Significant Transactions.”
(3) Measurement period adjustments relate to updated information about acquisition date fair values of assets acquired and liabilities assumed. During the three months ended September 30, 2026, adjustments relate to the acquisitions of Basesix and Hawkeye Electric. See Note 2 — “Significant Transactions.”

	Nine Months Ended September 30,
	2026			2025
Millions	Goodwill	Other Intangible Assets	Total Goodwill and Other Intangible Assets	Goodwill	Other Intangible Assets	Total Goodwill and Other Intangible Assets
Beginning balance	$614.1	$406.1	$1,020.2	$439.2	$281.1	$720.3
Acquisitions of businesses (1)	180.6	—	180.6	690.8	—	690.8
Attribution of acquisition date fair value estimates between goodwill and other intangible assets (2)	(73.4)	73.4	—	(37.7)	37.6	(.1)
Measurement period adjustments (3)	(.6)	—	(.6)	—	—	—
Amortization	—	(30.8)	(30.8)	—	(18.1)	(18.1)
Ending balance	$720.7	$448.7	$1,169.4	$1,092.3	$300.6	$1,392.9
(1) During the nine months ended September 30, 2026, amounts relate to the acquisitions of Basesix and Hawkeye Electric. During the nine months ended September 30, 2025, amounts relate to the acquisitions of Distinguished and Enterprise Solutions. All amounts related to Distinguished were reflected as goodwill as of September 30, 2025. See Note 2 — “Significant Transactions.”
(2) During the nine months ended September 30, 2026, amounts relate to the acquisitions of Basesix and Hawkeye Electric. During the nine months ended September 30, 2025, amounts relate to the acquisition of Enterprise Solutions. See Note 2 — “Significant Transactions.”
(3) Measurement period adjustments relate to updated information about acquisition date fair values of assets acquired and liabilities assumed. During the nine months ended September 30, 2026, adjustments relate to the acquisitions of Distinguished, Basesix and Hawkeye Electric. See Note 2 — “Significant Transactions.”

During the three and nine months ended September 30, 2026 and 2025, White Mountains did not recognize any impairments to goodwill and other intangible assets.

Note 5.  Loss and Loss Adjustment Expense Reserves

Ark/WM Outrigger

The following table presents the loss and loss adjustment expense (“LAE”) reserve activity for the Ark/WM Outrigger segment for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2026	2025	2026	2025
Gross beginning balance	$2,623.8	$2,288.5	$2,481.0	$2,127.5
Less: beginning reinsurance recoverable on unpaid losses	(570.0)	(468.5)	(508.3)	(434.4)
Net loss and LAE reserves	2,053.8	1,820.0	1,972.7	1,693.1

Loss and LAE incurred relating to:
Current year losses	249.8	254.7	678.9	722.1
Prior year losses	(19.7)	(.1)	(66.5)	(70.0)
Net incurred loss and LAE	230.1	254.6	612.4	652.1

Loss and LAE paid relating to:
Current year losses	(50.8)	(33.3)	(97.7)	(146.0)
Prior year losses	(93.9)	(84.9)	(343.8)	(264.7)
Net paid loss and LAE	(144.7)	(118.2)	(441.5)	(410.7)

Foreign currency translation and other adjustments to loss and LAE reserves	(.6)	(1.0)	(5.0)	20.9
Net ending balance	2,138.6	1,955.4	2,138.6	1,955.4
Plus: ending reinsurance recoverable on unpaid losses	608.8	522.5	608.8	522.5
Gross ending balance	$2,747.4	$2,477.9	$2,747.4	$2,477.9

For the three and nine months ended September 30, 2026, the Ark/WM Outrigger segment experienced $19.7 million and $66.5 million of net favorable prior year loss reserve development, driven primarily by favorable development in the property and specialty lines of business. For the three and nine months ended September 30, 2025, the Ark/WM Outrigger segment experienced $0.1 million and $70.0 million of net favorable prior year loss reserve development, driven primarily by favorable development in the property and specialty lines of business, partially offset by unfavorable development related to aviation losses from the conflict in Ukraine and Russia.

HG Global

As of September 30, 2026 and December 31, 2025, HG Re did not have any outstanding loss and LAE reserves. For the three and nine months ended September 30, 2026 and 2025, HG Re did not recognize any incurred loss and LAE.

Note 6.  Third-Party Reinsurance

Ark/WM Outrigger

In the normal course of business, Ark may seek to limit losses that arise from catastrophes or other events by reinsuring certain risks with third-party reinsurers. Ark remains liable for risks reinsured in the event that the reinsurer does not honor its obligations under reinsurance contracts.
The following table presents the effects of reinsurance on written and earned premiums and loss and LAE for the Ark/WM Outrigger segment for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2026	2025	2026	2025
Written premiums:
Direct	$302.4	$240.0	$1,033.3	$1,013.4
Assumed	83.6	126.4	1,221.1	1,275.8
Gross written premiums	386.0	366.4	2,254.4	2,289.2
Ceded (1)	(48.9)	(79.4)	(789.8)	(695.9)
Net written premiums	$337.1	$287.0	$1,464.6	$1,593.3
Earned premiums:
Direct	$372.4	$334.3	$927.3	$840.7
Assumed	446.5	451.8	925.6	874.9
Gross earned premiums	818.9	786.1	1,852.9	1,715.6
Ceded (2)	(310.1)	(243.9)	(594.1)	(451.2)
Net earned premiums	$508.8	$542.2	$1,258.8	$1,264.4
Loss and LAE:
Gross	$340.1	$332.0	$958.9	$852.2
Ceded (3)	(110.0)	(77.4)	(346.5)	(200.1)
Net loss and LAE	$230.1	$254.6	$612.4	$652.1
(1) The three months ended September 30, 2026 and 2025 exclude written premiums of $(0.8) and $3.6, and the nine months ended September 30, 2026 and 2025 exclude written premiums of $(1.2) and $83.7 ceded by Ark to WM Outrigger Re, which eliminate in White Mountains’s consolidated financial statements.
(2) The three months ended September 30, 2026 and 2025 exclude earned premiums of $(0.8) and $43.6, and the nine months ended September 30, 2026 and 2025 exclude earned premiums of $2.7 and $62.7 ceded by Ark to WM Outrigger Re, which eliminate in White Mountains’s consolidated financial statements.
(3) The three months ended September 30, 2026 and 2025 exclude loss and LAE of $0.0 and $2.2, and the nine months ended September 30, 2026 and 2025 exclude $0.2 and $24.1 ceded by Ark to WM Outrigger Re, which eliminate in White Mountains’s consolidated financial statements.

The following table presents the Ark/WM Outrigger segment’s reinsurance recoverables as of September 30, 2026 and December 31, 2025:

Millions	September 30, 2026	December 31, 2025
Reinsurance recoverables on unpaid losses (1)	$608.8	$508.3
Reinsurance recoverables on paid losses (2)	61.5	117.6
Ceded unearned premiums (3)	405.8	210.2
Reinsurance recoverables	$1,076.1	$836.1
(1) The reinsurance recoverables on unpaid losses exclude $23.4 and $29.5 ceded by Ark to WM Outrigger Re as of September 30, 2026 and December 31, 2025, which eliminate in White Mountains’s consolidated financial statements.
(2) The reinsurance recoverables on paid losses exclude $1.6 and $5.2 ceded by Ark to WM Outrigger Re as of September 30, 2026 and December 31, 2025, which eliminate in White Mountains’s consolidated financial statements.
(3) The ceded unearned premiums exclude $0.0 and $3.9 ceded by Ark to WM Outrigger Re as of September 30, 2026 and December 31, 2025, which eliminate in White Mountains’s consolidated financial statements.

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
The following table presents the Ark/WM Outrigger segment’s gross and net reinsurance recoverables by the reinsurers’ A.M. Best Company, Inc. (“A.M. Best”) ratings as of September 30, 2026:

$ in Millions	As of September 30, 2026
A.M. Best Rating (1)	Gross	Collateral	Net	% of Total
A+ or better	$407.2	$—	$407.2	65.3%
A- to A	207.9	—	207.9	33.3
B++ or lower and not rated (2)	55.2	46.6	8.6	1.4
Total	$670.3	$46.6	$623.7	100.0%
(1) A.M. Best financial strength ratings as detailed above are: “A+ or better” (Superior) “A- to A” (Excellent), “B++” (Good).
(2) Excludes $25.0 ceded by Ark to WM Outrigger Re as of September 30, 2026, which eliminates in White Mountains’s consolidated financial statements.

Note 7.  Debt

The following table presents White Mountains’s debt outstanding as of September 30, 2026 and December 31, 2025:

$ in Millions	September 30, 2026	Effective Rate (1)	December 31, 2025	Effective Rate (1)
Ark 2021 Subordinated Notes Tranche 1	$44.7		$45.8
Ark 2021 Subordinated Notes Tranche 2	47.0		47.0
Ark 2021 Subordinated Notes Tranche 3	70.0		70.0
Unamortized issuance cost	(2.7)		(3.1)
Ark 2021 Subordinated Notes, carrying value	159.0	9.8%	159.7	10.2%
Kudu Credit Facility	358.3		358.3
Unamortized issuance cost	(7.4)		(7.9)
Kudu Credit Facility, carrying value	350.9	8.1%	350.4	8.9%
HG Global 2026 Senior Notes	200.0		—
Unamortized issuance cost	(2.6)		—
HG Global 2026 Senior Notes, carrying value	197.4	7.5%	—	N/A
HG Global 2022 Senior Notes	—		150.0
Unamortized discount and issuance cost	—		(2.2)
HG Global 2022 Senior Notes, carrying value	—		147.8	10.8%
Distinguished Credit Facility	130.4		131.4
Unamortized issuance cost	(1.3)		(1.5)
Distinguished Credit Facility, carrying value	129.1	10.0%	129.9	10.3%
Distinguished other debt, carrying value	11.8	10.9%	10.9	10.9%
Total Distinguished debt	140.9		140.8
WTM Partners Debt	64.1		19.6
Unamortized issuance cost	(1.0)		(.2)
WTM Partners Debt, carrying value	63.1	7.3%	19.4	7.1%
Other Operations Debt	17.6		19.1
Unamortized issuance cost	(.3)		(.2)
Other Operations Debt, carrying value	17.3	9.2%	18.9	9.3%
Total debt	$928.6		$837.0
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
On July 13, 2021, Ark issued €39.1 million ($46.3 million based upon the foreign currency exchange spot rate as of the date of the transaction) face value floating rate unsecured subordinated notes (“Ark 2021 Subordinated Notes Tranche 1”). The Ark 2021 Subordinated Notes Tranche 1, which mature on July 13, 2041, accrue interest at a floating rate equal to the three-month Euro Interbank Offered Rate (“EURIBOR”) plus a stated margin of 5.75% per annum.
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
If the payments of principal and interest under the Ark 2021 Subordinated Notes become subject to tax withholding in Bermuda, Ark is required to pay additional amounts such that the amount received by the noteholders is the same as would have been received absent the tax withholding being imposed. The Ark 2021 Subordinated Notes Tranche 3 require the payment of additional interest of 1.0% per annum upon the occurrence of a premium load event until such event is remedied. Premium load events include the failure to meet payment obligations of the Ark 2021 Subordinated Notes Tranche 3 when due, failure to maintain GAIL’s investment grade credit rating, failure to maintain 120% of GAIL’s Bermuda solvency capital requirement, failure to maintain GAIL’s debt to capital ratio below 40%, late filing of GAIL’s or Ark’s financial information, and making a restricted payment or distribution on GAIL’s common stock or other securities that rank junior or pari passu with the Ark 2021 Subordinated Notes Tranche 3 when a different premium load event exists or will be caused by the restricted payment. As of September 30, 2026, there were no premium load events.
As of September 30, 2026, the Ark 2021 Subordinated Notes Tranche 1 had an outstanding balance of €39.1 million ($44.7 million based upon the foreign exchange spot rate as of September 30, 2026), the Ark 2021 Subordinated Notes Tranche 2 had an outstanding balance of $47.0 million, and the Ark 2021 Subordinated Notes Tranche 3 had an outstanding balance of $70.0 million.
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
As of September 30, 2026, the Citibank LOC Facility had an outstanding balance of $58.5 million and cash and investments pledged as collateral of $64.8 million. As of September 30, 2026, the Lloyds LOC Facility had an outstanding balance of $24.0 million and cash and investments pledged as collateral of $26.3 million. Ark’s uncommitted secured standby letter of credit facility agreements contain various representations, warranties and affirmative and negative covenants that White Mountains considers to be customary for such borrowings.

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
The Kudu Credit Facility requires Kudu to maintain an interest reserve account of two times the interest accrued for the most recent quarterly interest period. As of September 30, 2026 and December 31, 2025, the interest reserve account held short-term investments of $9.6 million and $7.6 million.
The Kudu Credit Facility requires Kudu to maintain a maximum loan-to-value ratio of the outstanding balance to the sum of the fair market value of Kudu’s other long-term investments and cash held in certain accounts (the “LTV Percentage”) for annual periods beginning on July 21, 2025 as follows: 40% in years 0-6, 25% in years 7-8, 15% in years 9-11 and 0% thereafter. As of September 30, 2026, Kudu had a 27% LTV Percentage.
The Kudu Credit Facility requires Kudu to maintain a minimum debt service coverage ratio of 2.5 times for 2025 and thereafter. As of September 30, 2026, Kudu had a debt service coverage ratio of 4.0 times.
Kudu may borrow undrawn balances until July 21, 2030, subject to customary terms and conditions, to the extent that the amount borrowed under the Kudu Credit Facility does not exceed the borrowing base, which is equal to 35% of the fair value of Kudu’s other long-term investments.
The following table presents the change in debt under the Kudu Credit Facility for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2026	2025	2026	2025
Kudu Credit Facility
Beginning balance	$358.3	$253.3	$358.3	$245.3
Borrowings	—	29.0	—	37.0
Repayments	—	—	—	—
Ending balance	$358.3	$282.3	$358.3	$282.3

The Kudu Credit Facility is secured by all property of the loan parties and contains various representations, warranties and affirmative and negative covenants that White Mountains considers to be customary for such borrowings.

HG Global Senior Notes

On April 29, 2022, HG Global issued $150.0 million face value floating rate secured senior notes with a maturity date of April 29, 2032 (the “HG Global 2022 Senior Notes”). On May 14, 2026, HG Global refinanced the HG Global 2022 Senior Notes in a private placement transaction, upsizing the facility and improving the terms and conditions. In the refinancing, HG Global issued $200.0 million face value fixed rate secured senior notes with a maturity date of May 14, 2036 (the “HG Global 2026 Senior Notes”). In connection with the extinguishment of the HG Global 2022 Senior Notes, HG Global recognized a $3.6 million loss within general and administrative expenses.
The HG Global 2026 Senior Notes accrue interest at a fixed rate of 7.39% per annum. Prior to the extinguishment on May 14, 2026, the HG Global 2022 Senior Notes accrued interest at a floating rate of 9.93%, based on the three-month SOFR plus a SOFR benchmark adjustment of 0.26% and a stated margin of 6.0% per annum.
The HG Global 2026 Senior Notes require HG Global to maintain an interest reserve account equal to the annual interest expense. Prior to extinguishment, the HG Global 2022 Senior Notes required HG Global to maintain an interest reserve account equal to two years of annual interest expense. As of September 30, 2026 and December 31, 2025, the interest reserve account held short-term investments of $15.0 million and $30.4 million.
If the payments of principal and interest under the HG Global 2026 Senior Notes become subject to tax withholding on behalf of a relevant governmental authority, HG Global is required to pay additional amounts such that the amount received by the noteholders is the same as would have been received absent the tax withholding being imposed. The HG Global 2026 Senior Notes require the payment of additional interest of 2.0% per annum if certain conditions of default are met, including failing to make payments or violating any affirmative or negative covenants.

The HG Global 2026 Senior Notes are secured by the capital stock and other equity interests of HG Global’s subsidiaries, the interest reserve account and all cash and non-cash proceeds from such collateral. The HG Global 2026 Senior Notes contain various affirmative and negative covenants that White Mountains considers to be customary for such borrowings.
As of September 30, 2026, the HG Global 2026 Senior Notes had an outstanding balance of $200.0 million.

Distinguished Credit Facility

On July 4, 2025, Distinguished entered into an amended credit facility (the “Distinguished Credit Facility”). The amendment waived certain change of control prepayment provisions and provided $50.0 million of incremental term loan principal for purposes of consummating the Distinguished Transaction. The $50.0 million of incremental term loan principal was subsequently drawn on September 2, 2025 in connection with the closing of the Distinguished Transaction. The Distinguished Credit Facility is comprised of a term loan of $141.0 million, a delayed-draw term loan of $40.0 million and a revolving credit loan commitment of $15.0 million. The Distinguished Credit Facility matures on October 10, 2029. As of September 30, 2026, the revolving credit and delayed draw term loans were undrawn. The delayed draw term loan had an availability period through October 10, 2026, which expired without being drawn.
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
Interest on the Distinguished Credit Facility accrues at a floating rate equal to the three-month SOFR plus a stated margin ranging from 5.25% to 5.5% per annum based on Distinguished’s total leverage ratio. As of September 30, 2026, the stated margin was 5.5%. On September 16, 2025, Distinguished entered into an interest rate cap to limit its exposure to the risk of interest rate increases on the Distinguished Credit Facility. See Note 9 — “Derivatives.”
The following table presents the change in debt under the Distinguished Credit Facility for the three and nine months ended September 30, 2026 as well as the period from September 2, 2025 to September 30, 2025:

Millions	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026	September 2, 2025 - September 30, 2025
Distinguished Credit Facility
Beginning balance	$130.7	$131.4	$90.2	(1)
Borrowings	—	—	50.0	(2)
Repayments	(.3)	(1.0)	(.4)
Ending balance	$130.4	$130.4	$139.8
(1) Represents the outstanding balance of the Distinguished Credit Facility assumed in the Distinguished Transaction. See Note 2 — “Significant Transactions.”
(2) Represents the $50.0 of incremental term loan drawn in connection with the closing of the Distinguished Transaction. See Note 2 — “Significant Transactions.”

If the payments of principal and interest under the Distinguished Credit Facility become subject to tax withholding under any applicable law, Distinguished is required to pay additional amounts such that the amount received by the noteholders is the same as would have been received absent the tax withholding being imposed.
The Distinguished Credit Facility is secured by all property of the loan parties and contains various representations, warranties and affirmative and negative covenants that White Mountains considers to be customary for such borrowings, including a maximum total leverage ratio of 5.5 times. As of September 30, 2026, Distinguished’s total leverage ratio was 4.8 times.

WTM Partners Debt

As of September 30, 2026, WTM Partners had debt with an outstanding balance of $64.1 million, which consisted of two secured credit facilities (collectively, “WTM Partners Debt”).

Other Operations Debt

As of September 30, 2026, White Mountains’s Other Operations had debt with an outstanding balance of $17.6 million, which consisted of four secured credit facilities (collectively, “Other Operations Debt”).

WTM Credit Facility
On July 16, 2025, the Company entered into a credit agreement, which established a senior unsecured revolving credit facility of up to $250.0 million that matures on July 16, 2028 (the “WTM Credit Facility”). As of September 30, 2026, the WTM Credit Facility was undrawn. White Mountains may borrow undrawn balances until July 16, 2028, subject to customary terms and conditions, including key covenants tied to White Mountains’s minimum net worth and debt to total capital ratio. Interest on any future borrowings under the WTM Credit Facility will accrue at a floating rate generally equal to the SOFR term rate plus a stated margin ranging from 1.1% to 1.5% per annum.
The WTM Credit Facility contains various representations, warranties and affirmative and negative covenants that White Mountains considers to be customary for such borrowings.

Compliance

As of September 30, 2026, White Mountains was in compliance, in all material respects, with all of the covenants under its debt instruments.

Note 8.  Income Taxes

The Company has subsidiaries and branches that operate in various jurisdictions around the world and are subject to tax in the jurisdictions in which they operate.
As of September 30, 2026, the primary jurisdictions in which the Company’s subsidiaries and branches operated and were subject to tax include the United States, the United Kingdom, Luxembourg and Israel.
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

White Mountains’s income tax expense related to pre-tax loss from continuing operations for the three months ended September 30, 2026, represented an effective tax rate of (27.6)%. The effective tax rate was different from the U.S. statutory rate of 21.0%, driven primarily by (i) pre-tax income from continuing operations being near break-even, which allows small tax amounts to dramatically change the effective tax rate, (ii) unrealized gains on U.S. investments held by a U.K. company, which are subject to U.S. tax but not U.K. tax, and (iii) full valuation allowances on deferred tax assets at certain U.S. operations, partially offset by full year forecasted income in jurisdictions with lower tax rates than the United States.
White Mountains’s income tax expense related to pre-tax income from continuing operations for the nine months ended September 30, 2026, represented an effective tax rate of 15.4%. The effective tax rate was different from the U.S. statutory rate of 21.0%, driven primarily by full year forecasted income in jurisdictions with lower tax rates than the United States, partially offset by (i) tax expense on unrealized gains of U.S. investments held by a U.K. company, which are subject to U.S. tax but not U.K. tax and (ii) full valuation allowances on deferred tax assets at certain U.S. operations.
White Mountains’s income tax expense related to pre-tax income from continuing operations for the three and nine months ended September 30, 2025, represented an effective tax rate of 9.6% and 9.3%. The effective tax rate was different from the U.S. statutory rate of 21.0%, driven primarily by full year forecasted income in jurisdictions with lower tax rates than the United States.
In arriving at the effective tax rate for the three and nine months ended September 30, 2026 and 2025, White Mountains forecasted all income and expense items, including the change in net realized and unrealized investment gains (losses), for the years ending December 31, 2026 and 2025.
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
Under the Distinguished Interest Rate Cap, if the one-month SOFR on a monthly determination date exceeds 5.0%, Distinguished will receive a payment from the counterparty for the difference on the subsequent settlement date. As of September 30, 2026, the one-month SOFR was 3.9%. For the three and nine months ended September 30, 2026, Distinguished did not receive any payments related to the periodic settlement of the Distinguished Interest Rate Cap.
Distinguished accounts for the Distinguished Interest Rate Cap as a derivative at fair value within other assets, with changes in fair value recognized in current period earnings within interest expense.
For the three and nine months ended September 30, 2026, Distinguished recognized a net unrealized gain of $0.2 million and $0.3 million related to the change in fair value on the Distinguished Interest Rate Cap within interest expense. For the period from September 2, 2025, the date of acquisition, through September 30, 2025, White Mountains recognized no gain or loss related to the change in fair value on the Distinguished Interest Rate Cap. As of September 30, 2026 and December 31, 2025, the fair value of the Distinguished Interest Rate Cap was $0.4 million and $0.1 million. White Mountains classifies the Distinguished Interest Rate Cap as a Level 2 measurement.

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
For the three and nine months ended September 30, 2026, HG Re recognized gross written premiums of $19.3 million and $38.6 million and earned premiums of $8.6 million and $24.0 million. For the three and nine months ended September 30, 2025, HG Re recognized gross written premiums of $15.9 million and $41.8 million and earned premiums of $7.5 million and $22.8 million.

XOLT
HG Re is party to an excess of loss reinsurance agreement (the “XOLT”) with BAM, under which HG Re provides last-dollar protection for exposures on municipal bonds insured by BAM in excess of the New York State Department of Financial Services (“NYDFS”) single issuer limits. As of September 30, 2026, the XOLT is subject to an aggregate limit equal to the lesser of $125.0 million or the assets held in the supplemental collateral trust (the “Supplemental Trust”) at any point in time. The XOLT is accounted for using deposit accounting, as the agreement does not meet the risk transfer requirements necessary to be accounted for as reinsurance. Accordingly, any financing revenues related to the XOLT are recorded in other revenues.
For the three and nine months ended September 30, 2026 and 2025, other revenues recognized by HG Re related to the XOLT were insignificant.

Collateral Trusts
HG Re’s obligations under the FLRT are subject to an aggregate limit equal to the assets in two collateral trusts, the Supplemental Trust and the Regulation 114 Trust (together, the “Collateral Trusts”), at any point in time.
On a monthly basis, BAM deposits cash equal to ceded premiums net of ceding commissions, due to HG Re under the FLRT directly into the Regulation 114 Trust. The Regulation 114 Trust target balance is equal to HG Re’s unearned premiums and unpaid loss and LAE reserves, if any. If, at the end of any quarter, the Regulation 114 Trust balance is below the target balance, funds will be withdrawn from the Supplemental Trust and deposited into the Regulation 114 Trust in an amount equal to the shortfall. If, at the end of any quarter, the Regulation 114 Trust balance is above 102% of the target balance, funds will be withdrawn from the Regulation 114 Trust and deposited into the Supplemental Trust. The Regulation 114 Trust balance as of September 30, 2026 and December 31, 2025 was $400.7 million and $399.4 million, which consisted of cash, investments and accrued investment income.
The Supplemental Trust target balance is $603.0 million, less the amount of cash and securities in the Regulation 114 Trust in excess of its target balance (the “Supplemental Trust Target Balance”). If, at the end of any quarter, the Supplemental Trust balance exceeds the Supplemental Trust Target Balance, such excess may be distributed to HG Re. The distribution will be made first as an assignment of accrued interest on the BAM Surplus Notes and second in cash and/or fixed income securities. For the three and nine months ended September 30, 2026, HG Re received distributions from the Supplemental Trust of $13.5 million and $42.3 million, which consisted of assignments of accrued interest on the BAM Surplus Notes of $6.9 million and $20.9 million and cash distributions of $6.6 million and $21.4 million. For the three and nine months ended September 30, 2025, HG Re received distributions from the Supplemental Trust of $15.4 million and $37.6 million, which consisted of assignments of accrued interest on the BAM Surplus Notes of $7.5 million and $22.7 million and cash distributions of $7.9 million and $14.9 million.

As the BAM Surplus Notes are repaid over time, the BAM Surplus Notes will be replaced in the Supplemental Trust by cash and fixed income securities. The Supplemental Trust balance as of September 30, 2026 and December 31, 2025 was $591.9 million and $607.1 million, which included $313.7 million and $323.3 million of cash, investments and accrued investment income, $271.5 million and $276.8 million of BAM Surplus Notes at nominal value and $6.7 million and $7.0 million of accrued interest receivable on the BAM Surplus Notes at nominal value.
As of September 30, 2026 and December 31, 2025, the Collateral Trusts held total assets of $992.6 million and $1,006.5 million.

BAM Surplus Notes

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
During the three and nine months ended September 30, 2026, HG Global received a cash payment of principal and interest on the BAM Surplus Notes of $8.0 million. Of this payment, $5.3 million was a repayment of principal held in the Supplemental Trust, $0.1 million was a payment of accrued interest held in the Supplemental Trust and $2.6 million was a payment of accrued interest held outside the Supplemental Trust. During the three and nine months ended September 30, 2025, HG Global received a cash payment of principal and interest on the BAM Surplus Notes of $8.0 million. Of this payment, $5.6 million was a repayment of principal held in the Supplemental Trust, $0.1 million was a payment of accrued interest held in the Supplemental Trust and $2.3 million was a payment of accrued interest held outside the Supplemental Trust.
As of September 30, 2026 and December 31, 2025, the principal balance on the BAM Surplus Notes was $271.5 million and $276.8 million, and total interest receivable on the BAM Surplus Notes was $231.6 million and $213.7 million, all at nominal value. For the three and nine months ended September 30, 2026, White Mountains accrued $6.8 million and $20.6 million of interest income on the BAM Surplus Notes. For the three and nine months ended September 30, 2025, White Mountains accrued $7.5 million and $22.5 million of interest income on the BAM Surplus Notes.
Upon the deconsolidation of BAM in July 2024, White Mountains elected the fair value option for the BAM Surplus Notes. The BAM Surplus Notes are classified as a Level 3 measurement. White Mountains values the BAM Surplus Notes each quarter using a discounted cash flow analysis.
The discounted cash flow analysis used to value the BAM Surplus Notes depends on key inputs, such as projections of future revenues and earnings for BAM, expected payments on the BAM Surplus Notes through maturity and a discount rate to reflect time value and related uncertainty of the repayment pattern. The expected payments on the BAM Surplus Notes are based on management judgment, considering current performance, budgets and projected future results. These expected payments depend on BAM’s ability to generate excess cash flows from its operations, driven primarily by assumptions regarding future trends for the issuance of municipal bonds, interest rates, credit spreads, insured market penetration, competitive activity in the market for municipal bond insurance and other factors affecting the demand for and pricing of BAM’s municipal bond insurance, as well as BAM’s investment returns. The discount rate, which is a significant unobservable input used in estimating the fair value of the BAM Surplus Notes, considers comparably-rated companies and instruments, adjusted for risks specific to BAM and the BAM Surplus Notes. As of September 30, 2026 and December 31, 2025, White Mountains concluded that a discount rate of 9.00% and 8.05% was appropriate. The change in the discount rate was driven primarily by an increase in market interest rates.
When making its fair value selection, White Mountains considers all available information, facts and circumstances specific to BAM’s business and industry and any infrequent or unusual results for the period. As of September 30, 2026 and December 31, 2025, White Mountains recognized the BAM Surplus Notes at a fair value of $335.5 million and $339.0 million. The decrease was driven by a $16.1 million decrease in fair value and an $8.0 million cash payment of principal and interest, partially offset by $20.6 million of accrued interest. The decrease in fair value was driven primarily by the impact of higher interest rates on the discount rate. The recorded fair values represent management's best estimate and are within the range of reasonable values derived from the discounted cash flow analysis.

The following table presents the changes in the nominal value and fair value of the BAM Surplus Notes for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2026	2025	2026	2025
Beginning nominal value	$504.3	$510.7	$490.5	$495.7
Interest income from BAM Surplus Notes	6.8	7.5	20.6	22.5
Payments of principal and interest	(8.0)	(8.0)	(8.0)	(8.0)
Ending nominal value	503.1	510.2	503.1	510.2
Beginning fair value discount	(151.5)	(114.0)	(151.5)	(114.0)
Change in fair value of BAM Surplus Notes	(16.1)	—	(16.1)	—
Ending fair value discount	(167.6)	(114.0)	(167.6)	(114.0)
BAM Surplus Notes, at fair value	$335.5	$396.2	$335.5	$396.2

Insured Obligations and Premiums

The following table presents the HG Global segment’s insured obligations as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Contracts outstanding	18,495	17,377
Remaining weighted average contract period (in years) (1)	11.8	11.6
Outstanding par value of policies assumed (in millions) (2)	$21,923.0	$20,559.9
Gross unearned insurance premiums (in millions)	$342.5	$327.9
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

The following table presents the HG Global segment’s future premium revenues as of September 30, 2026:

Millions	September 30, 2026
October 1, 2026 - December 31, 2026	$7.3
2027	28.4
2028	26.9
2029	25.3
2030	23.9
2031 and thereafter	230.7
Total gross unearned insurance premiums	$342.5

The following table presents gross written premiums and gross earned premiums included in the HG Global segment for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2026	2025	2026	2025
Written premiums:
Direct	$—	$—	$—	$—
Assumed	19.3	15.9	38.6	41.8
Gross written premiums	$19.3	$15.9	$38.6	$41.8
Earned premiums:
Direct	$—	$—	$—	$—
Assumed	8.6	7.5	24.0	22.8
Gross earned premiums	$8.6	$7.5	$24.0	$22.8

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
The following table presents the Company’s computation of earnings per share for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic and diluted earnings per share numerators (in millions):
Net income (loss) attributable to White Mountains’s common shareholders	$(39.0)	$113.8	$133.3	$270.6
Adjustment for redeemable noncontrolling interests (1)	(3.3)	—	(10.1)	—
Allocation of (earnings) losses to participating restricted common shares (2)	.5	(1.5)	(1.5)	(3.3)
Basic and diluted earnings (losses) per share numerators	$(41.8)	$112.3	$121.7	$267.3
Basic earnings per share denominators (in thousands):
Total average common shares outstanding during the period	2,386.8	2,575.2	2,432.7	2,572.2
Average unvested restricted common shares (3)	(31.7)	(32.9)	(29.6)	(30.7)
Basic earnings (losses) per share denominator	2,355.1	2,542.3	2,403.1	2,541.5
Diluted earnings per share denominator (in thousands):
Total average common shares outstanding during the period	2,386.8	2,575.2	2,432.7	2,572.2
Average unvested restricted common shares (3)	(31.7)	(32.9)	(29.6)	(30.7)
Diluted earnings (losses) per share denominator	2,355.1	2,542.3	2,403.1	2,541.5
Basic and diluted earnings per share (in dollars):
Distributed earnings - dividends declared and paid	$—	$—	$1.00	$1.00
Undistributed earnings (losses)	(17.71)	44.18	49.62	104.18
Basic and diluted earnings (losses) per share	$(17.71)	$44.18	$50.62	$105.18
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
(2) Restricted shares issued by White Mountains receive dividends, and therefore, are considered participating securities.
(3) Restricted shares outstanding vest upon a stated date. See Note 12 — “Employee Share-Based Incentive Compensation Plans.”

The following table presents the undistributed net earnings (losses) for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2026	2025	2026	2025
Undistributed net earnings:
Net earnings (losses) available to White Mountains’s common shareholders, net of restricted common share amounts	$(41.8)	$112.3	$121.7	$267.3
Dividends declared, net of restricted common share amounts (1)	—	—	(2.4)	(2.5)
Total undistributed net earnings (losses), net of restricted common share amounts	$(41.8)	$112.3	$119.3	$264.8
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
The WTM Incentive Plan provides for grants of various types of share-based and non-share-based incentive awards to key employees and directors of White Mountains. As of September 30, 2026 and 2025, White Mountains’s share-based incentive compensation awards consist of performance shares and restricted shares.

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
The following table presents performance share activity for the three and nine months ended September 30, 2026 and 2025 for performance shares granted under the WTM Incentive Plan:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
$ in Millions	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	31,190	$48.0	32,392	$29.8	32,416	$73.2	34,859	$71.1
Shares paid or expired (1)	—	—	—	—	(10,835)	(44.1)	(13,150)	(48.7)
New grants	—	—	25	—	9,615	—	10,670	—
Forfeitures and cancellations (2)	—	—	(1)	(.3)	(6)	.3	37	.3
Expense recognized	—	1.2	—	22.5	—	19.8	—	29.3
End of period	31,190	$49.2	32,416	$52.0	31,190	$49.2	32,416	$52.0
(1) WTM performance share payments for the 2023-2025 performance cycle were made in March 2026 at 184% of target. WTM performance share payments for the 2022-2024 performance cycle were made in March 2025 at 200% of target.
(2) Amounts include changes in assumed forfeitures, as required under GAAP.

During the nine months ended September 30, 2026, White Mountains granted 9,615 performance shares for the 2026-2028 performance cycle. During the three and nine months ended September 30, 2025, White Mountains granted 25 and 10,670 performance shares for the 2025-2027 performance cycle.

For the 2023-2025 performance cycle, all performance shares earned were settled in cash. For the 2022-2024 performance cycle, the Company issued common shares for 30 performance shares earned, and all other performance shares earned were settled in cash. If all outstanding performance shares had vested on September 30, 2026, the total additional compensation cost to be recognized would have been $30.9 million, based on accrual factors as of September 30, 2026 (common share price and payout assumptions).
The following table presents performance shares outstanding and accrued expense for performance shares awarded under the WTM Incentive Plan as of September 30, 2026 for each performance cycle:

	September 30, 2026
$ in Millions	Target Performance Shares Outstanding	Accrued Expense
Performance cycle:
2024 – 2026	11,405	$29.3
2025 – 2027	10,670	16.7
2026 – 2028	9,590	4.0
Sub-total	31,665	50.0
Assumed forfeitures	(475)	(.8)
Total	31,190	$49.2

Restricted Shares

Restricted shares are grants of a specified number of common shares that generally vest at the end of a 34-month service period. The following table presents the unrecognized compensation cost associated with the outstanding restricted share awards under the WTM Incentive Plan for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
$ in Millions	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value
Non-vested,
Beginning of period	31,665	$32.7	32,885	$30.7	32,910	$21.0	35,390	$19.9
Vested	—	—	—	—	(10,835)	—	(13,150)	—
Issued	—	—	25	.1	9,615	21.3	10,670	19.6
Forfeited	—	—	—	—	(25)	(.1)	—	—
Expense recognized	—	(5.4)	—	(4.9)	—	(14.9)	—	(13.6)
End of period	31,665	$27.3	32,910	$25.9	31,665	$27.3	32,910	$25.9

During the nine months ended September 30, 2026, White Mountains issued 9,615 restricted shares that vest on January 1, 2029. During the three and nine months ended September 30, 2025, White Mountains issued 25 and 10,670 restricted shares that vest on January 1, 2028. The unamortized issue date fair value as of September 30, 2026 is expected to be recognized ratably over the remaining vesting periods.

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

Redeemable Noncontrolling Interests

On September 5, 2028, the third anniversary of the closing of the Distinguished Transaction, certain noncontrolling unitholders will have the option to sell additional units representing 31.3% of Distinguished’s basic units outstanding as of September 30, 2026 to White Mountains at the same unit price paid in the Distinguished Transaction less aggregate per unit distributions. As of both September 30, 2026 and December 31, 2025, the carrying value of the redeemable noncontrolling interests was $131.5 million, and the redemption value would have been $131.5 million if exercised in full.

Nonredeemable Noncontrolling Interests

The following table presents the nonredeemable noncontrolling interests included in White Mountains’s total equity and the related percentage of each consolidated entity’s total equity owned by noncontrolling shareholders as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
$ in Millions	Nonredeemable Noncontrolling Percentage (1)	Nonredeemable Noncontrolling Equity	Nonredeemable Noncontrolling Percentage (1)	Nonredeemable Noncontrolling Equity
Nonredeemable noncontrolling interests:
Ark (2)	27.9%	$489.9	27.9%	$465.2
Kudu (3)	8.7%	140.8	8.8%	141.2
HG Global	3.1%	(25.1)	3.1%	(18.4)
Distinguished (4)	13.4%	76.0	13.1%	73.7
WTM Partners	various	55.4	34.5%	31.0
Other Operations	various	4.7	various	5.5
Total nonredeemable noncontrolling interests		$741.7		$698.2
(1) The nonredeemable noncontrolling percentage represents the basic ownership interests held by noncontrolling shareholders with the exception of HG Global, for which the nonredeemable noncontrolling percentage represents the preferred share ownership held by noncontrolling shareholders.
(2) As of September 30, 2026 and December 31, 2025, Ark’s nonredeemable noncontrolling interests include $62.0 and $58.6 related to management’s equity incentives.
(3) As of September 30, 2026 and December 31, 2025, Kudu’s nonredeemable noncontrolling interests include $45.9 and $52.3 related to management’s equity incentives.
(4) As of September 30, 2026 and December 31, 2025, Distinguished’s nonredeemable noncontrolling interests include $39.5 and $33.3 related to management’s equity incentives.

Note 14. Segment Information

As of September 30, 2026, White Mountains conducted its operations through five reportable segments: (1) Ark/WM Outrigger, (2) Kudu, (3) HG Global, (4) Distinguished and (5) WTM Partners, with its remaining operating businesses, holding companies and other assets included in Other Operations. White Mountains has made its segment determination based on consideration of the following criteria: (i) the nature of the business activities of each of the Company’s subsidiaries and affiliates; (ii) the manner in which the Company’s subsidiaries and affiliates are organized; (iii) the existence of primary managers responsible for specific subsidiaries and affiliates; and (iv) the organization of information provided to the Company’s CODM and the Board of Directors. The Company’s CODM is its Chief Executive Officer. The CODM utilizes each segment’s pre-tax income (loss) in assessing each segment’s performance and allocating resources. Other measures of segment profitability are also reviewed by the CODM. Significant intercompany transactions among White Mountains’s segments have been eliminated herein.

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
The following tables present White Mountains’s pre-tax financial results by segment for the three and nine months ended September 30, 2026 and 2025:

	Ark/WM Outrigger						Other Operations	Total
Millions	Ark	WM Outrigger Re	Kudu	HG Global	Distinguished	WTM Partners
Three Months Ended September 30, 2026
Earned insurance premiums (1)	$509.6	$(.8)	$—	$8.6	$—	$—	$.3	$517.7
Net investment income (2)	27.2	.6	20.7	7.9	.7	—	13.5	70.6
Net realized and unrealized investment gains (losses)	(40.3)	—	(25.7)	(28.8)	—	—	25.4	(69.4)
Net realized and unrealized investment gains (losses) from investment in MediaAlpha	—	—	—	—	—	—	(53.6)	(53.6)
Interest income from BAM Surplus Notes	—	—	—	6.8	—	—	—	6.8
Change in fair value of BAM Surplus Notes	—	—	—	(16.1)	—	—	—	(16.1)
Commission and fee revenues (1)	—	—	—	—	55.2	—	4.1	59.3
Product and services revenues	—	—	—	—	—	106.8	14.3	121.1
Other revenues (1) (2)	4.5	—	—	.1	.1	—	—	4.7
Total revenues	501.0	(.2)	(5.0)	(21.5)	56.0	106.8	4.0	641.1
Loss and LAE (3)	230.1	—	—	—	—	—	.3	230.4
Insurance acquisition expenses (3)	113.4	(.3)	—	2.1	—	—	.1	115.3
Cost of sales	—	—	—	—	—	84.1	7.7	91.8
Broker commission expenses	—	—	—	—	22.0	—	—	22.0
Amortization of other intangible assets (4)	—	—	—	—	6.4	5.1	1.0	12.5
General and administrative expenses (3) (4) (5)	59.5	—	2.9	.4	36.9	15.0	26.9	141.6
Change in fair value of contingent consideration	30.0	—	—	—	—	—	—	30.0
Interest expense	4.2	—	7.4	3.8	3.4	1.2	.7	20.7
Total expenses	437.2	(.3)	10.3	6.3	68.7	105.4	36.7	664.3
Pre-tax income (loss)	$63.8	$.1	$(15.3)	$(27.8)	$(12.7)	$1.4	$(32.7)	$(23.2)
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
(4) Amortization of other intangible assets is included in general and administrative expenses in the consolidated statement of operations.
(5) Ark’s general and administrative expenses include $40.4 of other underwriting expenses.

	Ark/WM Outrigger
Millions	Ark	WM Outrigger Re	Kudu	HG Global	Distinguished (1)	WTM Partners	Bamboo	Other Operations	Total
Three Months Ended September 30, 2025
Earned insurance premiums (2)	$498.6	$43.6	$—	$7.5	$—	$—	$5.2	$2.9	$557.8
Net investment income (3)	24.8	2.4	18.0	7.0	.2	—	.6	6.2	59.2
Net realized and unrealized investment gains (losses) (3)	17.8	—	36.1	7.2	—	—	.2	14.9	76.2
Net realized and unrealized investment gains (losses) from investment in MediaAlpha	—	—	—	—	—	—	—	7.7	7.7
Interest income from BAM Surplus Notes	—	—	—	7.5	—	—	—	—	7.5
Commission and fee revenues (2)	—	—	—	—	14.1	—	63.9	4.3	82.3
Product and services revenues	—	—	—	—	—	54.0	—	14.8	68.8
Other revenues (2) (3)	2.3	—	.3	.1	—	—	1.5	.5	4.7
Total revenues	543.5	46.0	54.4	29.3	14.3	54.0	71.4	51.3	864.2
Loss and LAE (4)	252.4	2.2	—	—	—	—	3.3	.6	258.5
Insurance acquisition expenses (4)	92.4	14.4	—	2.0	—	—	2.0	1.0	111.8
Cost of sales	—	—	—	—	—	47.1	—	8.2	55.3
Broker commission expenses	—	—	—	—	5.5	—	21.5	—	27.0
Amortization of other intangible assets (5)	—	—	—	—	—	2.5	4.0	1.3	7.8
General and administrative expenses (4) (5) (6)	61.7	—	4.7	1.0	10.2	5.3	22.8	63.3	169.0
Change in fair value of contingent consideration	36.1	—	—	—	—	—	—	—	36.1
Interest expense	4.4	—	6.1	4.3	1.3	.3	2.8	.7	19.9
Total expenses	447.0	16.6	10.8	7.3	17.0	55.2	56.4	75.1	685.4
Pre-tax income (loss)	$96.5	$29.4	$43.6	$22.0	$(2.7)	$(1.2)	$15.0	$(23.8)	$178.8
(1) Distinguished’s results are from September 2, 2025, the date of acquisition, through September 30, 2025.
(2) Other Operations’s earned insurance premiums and commission and fee revenues are included in other revenues in the consolidated statement of operations.
(3) Net investment income and net realized and unrealized investment gains (losses) for both Bamboo and Distinguished are included in other revenues in the consolidated statement of operations.
(4) Other Operations’s loss and LAE and insurance acquisition expenses are included in general and administrative expenses in the consolidated statement of operations.
(5) Amortization of other intangible assets is included in general and administrative expenses in the consolidated statement of operations.
(6) Ark’s general and administrative expenses include $33.6 of other underwriting expenses.

	Ark/WM Outrigger						Other Operations
Millions	Ark	WM Outrigger Re	Kudu	HG Global	Distinguished	WTM Partners (1)		Total
Nine Months Ended September 30, 2026
Earned insurance premiums (2)	$1,256.1	$2.7	$—	$24.0	$—	$—	$4.4	$1,287.2
Net investment income (3)	81.5	3.0	60.5	23.4	2.0	—	42.5	212.9
Net realized and unrealized investment gains (losses)	(42.6)	(.1)	66.0	(36.0)	—	—	104.7	92.0
Net realized and unrealized investment gains (losses) from investment in MediaAlpha	—	—	—	—	—	—	(60.4)	(60.4)
Interest income from BAM Surplus Notes	—	—	—	20.6	—	—	—	20.6
Change in fair value of BAM Surplus Notes	—	—	—	(16.1)	—	—	—	(16.1)
Commission and fee revenues (2)	—	—	—	—	151.4	—	11.5	162.9
Product and services revenues	—	—	—	—	—	243.3	41.8	285.1
Net gain on sale of the Bamboo Group	—	—	—	—	—	—	2.4	2.4
Other revenues (2) (3)	16.1	—	.4	.2	.3	—	(.1)	16.9
Total revenues	1,311.1	5.6	126.9	16.1	153.7	243.3	146.8	2,003.5
Loss and LAE (4)	612.2	.2	—	—	—	—	.7	613.1
Insurance acquisition expenses (4)	314.7	.9	—	6.3	—	—	1.7	323.6
Cost of sales	—	—	—	—	—	192.8	21.8	214.6
Broker commission expenses	—	—	—	—	62.5	—	—	62.5
Amortization of other intangible assets (5)	—	—	.1	—	20.2	7.6	2.9	30.8
General and administrative expenses (4) (5) (6)	151.4	—	11.7	5.3	101.3	37.8	112.6	420.1
Change in fair value of contingent consideration	71.7	—	—	—	—	—	—	71.7
Interest expense	12.4	—	21.7	11.1	10.5	2.1	2.0	59.8
Total expenses	1,162.4	1.1	33.5	22.7	194.5	240.3	141.7	1,796.2
Pre-tax income (loss)	$148.7	$4.5	$93.4	$(6.6)	$(40.8)	$3.0	$5.1	$207.3
(1) WTM Partners includes the results of Basesix from April 1, 2026, the date of its acquisition, through September 30, 2026, and Hawkeye Electric from May 1, 2026, the date of its acquisition, through September 30, 2026.
(2) Other Operations’s earned insurance premiums and commission and fee revenues are included in other revenues in the consolidated statement of operations.
(3) Distinguished’s net investment income is included in other revenues in the consolidated statement of operations.
(4) Other Operations’s loss and LAE and insurance acquisition expenses are included in general and administrative expenses in the consolidated statement of operations.
(5) Amortization of other intangible assets is included in general and administrative expenses in the consolidated statement of operations.
(6) Ark’s general and administrative expenses include $111.6 of other underwriting expenses.

	Ark/WM Outrigger							Other Operations
Millions	Ark	WM Outrigger Re	Kudu	HG Global	Distinguished (1)	WTM Partners (2)	Bamboo		Total
Nine Months Ended September 30, 2025
Earned insurance premiums (3)	$1,201.7	$62.7	$—	$22.8	$—	$—	$21.7	$19.1	$1,328.0
Net investment income (4)	70.2	6.8	56.7	19.8	.2	—	2.0	24.5	180.2
Net realized and unrealized investment gains (losses) (4)	98.5	(.1)	80.9	20.3	—	—	.5	49.5	249.6
Net realized and unrealized investment gains (losses) from investment in MediaAlpha	—	—	—	—	—	—	—	1.6	1.6
Interest income from BAM Surplus Notes	—	—	—	22.5	—	—	—	—	22.5
Commission and fee revenues (3)	—	—	—	—	14.1	—	167.2	12.4	193.7
Product and services revenues	—	—	—	—	—	96.8	—	41.9	138.7
Other revenues (3) (4)	10.8	—	1.0	.2	—	—	3.9	1.0	16.9
Total revenues	1,381.2	69.4	138.6	85.6	14.3	96.8	195.3	150.0	2,131.2
Loss and LAE (5)	628.0	24.1	—	—	—	—	15.9	18.8	686.8
Insurance acquisition expenses (5)	272.0	15.5	—	5.9	—	—	8.0	7.0	308.4
Cost of sales	—	—	—	—	—	82.3	—	22.9	105.2
Broker commission expenses	—	—	—	—	5.5	—	56.8	—	62.3
Amortization of other intangible assets (6)	—	—	.2	—	—	2.5	12.0	3.4	18.1
General and administrative expenses (5) (6) (7)	154.0	.1	12.1	2.6	10.2	14.7	57.4	141.1	392.2
Change in fair value of contingent consideration	74.2	—	—	—	—	—	—	—	74.2
Interest expense	12.9	—	18.6	13.4	1.3	.6	7.8	1.7	56.3
Total expenses	1,141.1	39.7	30.9	21.9	17.0	100.1	157.9	194.9	1,703.5
Pre-tax income (loss)	$240.1	$29.7	$107.7	$63.7	$(2.7)	$(3.3)	$37.4	$(44.9)	$427.7
(1) Distinguished’s results are from September 2, 2025, the date of acquisition, through September 30, 2025.
(2) WTM Partners includes the results of Enterprise Solutions from April 1, 2025, the date of acquisition, through September 30, 2025.
(3) Other Operations’s earned insurance premiums and commission and fee revenues are included in other revenues in the consolidated statement of operations.
(4) Net investment income and net realized and unrealized investment gains (losses) for both Bamboo and Distinguished are included in other revenues in the consolidated statement of operations.
(5) Other Operations’s loss and LAE and insurance acquisition expenses are included in general and administrative expenses in the consolidated statement of operations.
(6) Amortization of other intangible assets is included in general and administrative expenses in the consolidated statement of operations.
(7) Ark’s general and administrative expenses include $108.4 of other underwriting expenses.

The following tables present White Mountains’s revenues from external customers by country for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026
Millions	United States	United Kingdom	Bermuda	Other	Total
Earned insurance premiums	$.3	$329.0	$188.4	$—	$517.7
Commission and fee revenues	55.2	—	—	4.1	59.3
Product and service revenues	121.1	—	—	—	121.1
Total	$176.6	$329.0	$188.4	$4.1	$698.1

	Three Months Ended September 30, 2025
Millions	United States	United Kingdom	Bermuda	Other	Total
Earned insurance premiums	$5.2	$335.2	$217.4	$—	$557.8
Commission and fee revenues	78.0	—	—	4.3	82.3
Product and service revenues	68.8	—	—	—	68.8
Total	$152.0	$335.2	$217.4	$4.3	$708.9

	Nine Months Ended September 30, 2026
Millions	United States	United Kingdom	Bermuda	Other	Total
Earned insurance premiums	$.7	$797.8	$488.7	$—	$1,287.2
Commission and fee revenues	151.4	—	—	11.5	162.9
Product and service revenues	285.1	—	—	—	285.1
Total	$437.2	$797.8	$488.7	$11.5	$1,735.2

	Nine Months Ended September 30, 2025
Millions	United States	United Kingdom	Bermuda	Other	Total
Earned insurance premiums	$21.7	$779.7	$526.6	$—	$1,328.0
Commission and fee revenues	181.3	—	—	12.4	193.7
Product and service revenues	138.7	—	—	—	138.7
Total	$341.7	$779.7	$526.6	$12.4	$1,660.4

The following table presents White Mountains’s balance sheet information by segment as of September 30, 2026 and December 31, 2025:

Millions Selected Balance Sheet Data	Ark/WM Outrigger	Kudu	HG Global		Distinguished	WTM Partners	Other Operations		Total
September 30, 2026
Total investments	$3,817.5	$1,440.0	$748.3		$70.6	$.6	$2,203.9	(1)	$8,280.9
Total assets	$7,147.3	$1,478.2	$1,205.7		$720.9	$441.5	$2,369.0	(2) (3)	$13,362.6
Total liabilities	$5,459.8	$473.5	$566.6	(2)	$317.4	$193.6	$125.4	(3)	$7,136.3
Redeemable noncontrolling interests	$—	$—	$—		$131.5	$—	$—		$131.5
Total White Mountains’s common shareholders’ equity	$1,197.6	$863.9	$664.2	(2)	$196.0	$192.5	$2,238.9	(2)	$5,353.1
Nonredeemable noncontrolling interests	$489.9	$140.8	$(25.1)		$76.0	$55.4	$4.7		$741.7
December 31, 2025
Total investments	$3,926.5	$1,313.3	$784.2		$94.0	$.5	$2,205.4	(1)	$8,323.9
Total assets	$6,354.1	$1,402.3	$1,236.8		$735.4	$182.4	$2,395.5	(2) (3)	$12,306.5
Total liabilities	$4,528.5	$446.9	$499.5	(2)	$307.1	$91.4	$178.0	(3)	$6,051.4
Redeemable noncontrolling interests	$—	$—	$—		$131.5	$—	$—		$131.5
Total White Mountains’s common shareholders’ equity	$1,360.4	$814.2	$755.7	(2)	$223.1	$60.0	$2,212.0	(2)	$5,425.4
Nonredeemable noncontrolling interests	$465.2	$141.2	$(18.4)		$73.7	$31.0	$5.5		$698.2
(1) Total investments as of September 30, 2026 and December 31, 2025 exclude $1.5 and $1.0 related to an Other Operating Business that was reclassified to assets held for sale. See Note 19 — “Held for Sale.”
(2) HG Global preferred dividends payable to White Mountains’s subsidiaries are eliminated in White Mountains’s consolidated financial statements. For segment reporting, the HG Global preferred dividends payable to White Mountains’s subsidiaries included within the HG Global segment are eliminated against the offsetting receivable included within Other Operations and therefore added back to White Mountains’s common shareholders’ equity within the HG Global segment. As of September 30, 2026 and December 31, 2025, the HG Global preferred dividends payable to White Mountains’s subsidiaries were $486.8 and $527.2.
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

WM Outrigger Re

As of September 30, 2026, White Mountains owned 100.0% of WM Outrigger Re’s preferred equity. White Mountains has determined that Outrigger Re Ltd. and its segregated accounts, including WM Outrigger Re, are VIEs. White Mountains is not the primary beneficiary of Outrigger Re Ltd. or its third-party segregated accounts. White Mountains is the primary beneficiary of WM Outrigger Re, as it has both the power to direct the activities that most significantly impact WM Outrigger Re’s economic performance and the obligation to absorb losses, or the right to receive returns, that could potentially be significant to WM Outrigger Re. As a result, White Mountains consolidates WM Outrigger Re’s results in its financial statements. The assets of WM Outrigger Re can only be used to settle the liabilities of WM Outrigger Re, and there is no recourse to the Company for any creditors of WM Outrigger Re. WM Outrigger Re’s obligations under its reinsurance agreement with GAIL are subject to an aggregate limit equal to the assets in its collateral trust at any point in time. As of September 30, 2026, investments of $48.0 million were held in its collateral trust account.

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
BAM’s assets can only be used to settle BAM’s obligations, and general creditors of BAM have no recourse to the Company or HG Global. HG Re’s obligations to BAM under the FLRT are subject to an aggregate limit equal to the assets in the Collateral Trusts at any point in time. As of September 30, 2026, the Collateral Trusts held assets of $992.6 million.

Distinguished

As of September 30, 2026, White Mountains had a 55.3% limited partnership interest in Distinguished. White Mountains has determined that Distinguished is a VIE. As a limited partnership, Distinguished is a VIE because the limited partnership interests do not have substantive kick-out rights or participating rights. White Mountains is the primary beneficiary of Distinguished, as it has both the power to direct the activities that most significantly impact Distinguished’s economic performance through its control of Distinguished’s general partner and the obligation to absorb losses, or the right to receive returns, that could potentially be significant to Distinguished through its basic units owned. As a result, White Mountains consolidates Distinguished’s results in its financial statements. The assets of Distinguished can only be used to settle the liabilities of Distinguished, and there is no recourse to the Company for any creditors of Distinguished.

Bamboo SPV

As of September 30, 2026, White Mountains had a 27.9% limited partnership interest in the Bamboo SPV. White Mountains has determined that the Bamboo SPV is a VIE but that White Mountains is not the primary beneficiary and therefore does not consolidate the Bamboo SPV. White Mountains’s ownership interest gives White Mountains the ability to exert significant influence over the significant financial and operating activities of the Bamboo SPV. Accordingly, the Bamboo SPV meets the criteria to be accounted for under the equity method. White Mountains has taken the fair value option for its investment in the Bamboo SPV. Changes in the fair value of the Bamboo SPV are recorded in net realized and unrealized investment gains (losses). As of September 30, 2026, White Mountains’s maximum exposure to loss on its limited partnership interest in the Bamboo SPV is the carrying value of $290.0 million.

PassportCard/DavidShield

As of September 30, 2026, White Mountains’s ownership interest in PassportCard/DavidShield was 53.8%. White Mountains has determined that PassportCard/DavidShield is a VIE but that White Mountains is not the primary beneficiary and therefore does not consolidate PassportCard/DavidShield. The governance structure for PassportCard/DavidShield was designed to give White Mountains and its co-investor equal power to make the decisions that most significantly impact its operations. White Mountains does not have the unilateral power to direct the operations of PassportCard/DavidShield and does not hold a controlling financial interest. White Mountains’s ownership interest gives White Mountains the ability to exert significant influence over the significant financial and operating activities of PassportCard/DavidShield. Accordingly, White Mountains’s investment in PassportCard/DavidShield meets the criteria to be accounted for under the equity method. White Mountains has taken the fair value option for its investment in PassportCard/DavidShield. Changes in the fair value of PassportCard/DavidShield are recorded in net realized and unrealized investment gains (losses).
As of September 30, 2026, White Mountains’s maximum exposure to loss on its interests in PassportCard/DavidShield is the total carrying value of $189.5 million, which includes its equity investment valued at $170.0 million and two private debt instruments valued at $19.5 million.

BroadStreet

As of September 30, 2026, White Mountains had a 10.9% limited partnership interest in the BroadStreet SPV. White Mountains has determined that the BroadStreet SPV is a VIE but that White Mountains is not the primary beneficiary and therefore does not consolidate the BroadStreet SPV. White Mountains’s ownership interest gives White Mountains the ability to exert significant influence over the significant financial and operating activities of the BroadStreet SPV. Accordingly, the BroadStreet SPV meets the criteria to be accounted for under the equity method. White Mountains has taken the fair value option for its investment in the BroadStreet SPV, which is measured at NAV as a practical expedient. Changes in the fair value of the BroadStreet SPV are recorded in net realized and unrealized investment gains (losses). As of September 30, 2026, White Mountains’s maximum exposure to loss on its limited partnership interest in the BroadStreet SPV is the carrying value of $176.8 million.

Limited Partnerships

White Mountains’s investments in limited partnerships are generally considered VIEs because the limited partnership interests do not have substantive kick-out rights or participating rights. White Mountains does not have the unilateral power to direct the operations of these limited partnerships, and therefore White Mountains is not the primary beneficiary and does not consolidate the limited partnerships. White Mountains has taken the fair value option for its investments in limited partnerships, which are generally measured at NAV as a practical expedient. Changes in the fair value of the limited partnerships are recorded in net realized and unrealized investment gains (losses). As of September 30, 2026, White Mountains’s maximum exposure to loss on its investments in limited partnerships is the carrying value of $392.1 million.

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
The following table presents the ownership interests and carrying values of White Mountains’s equity method eligible investments as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
$ in Millions	Ownership Interest	Carrying Value	Ownership Interest	Carrying Value
Kudu’s Participation Contracts (1)	2.0% - 30.0%	$1,319.1	4.1% - 30.0%	$1,285.0
Bamboo SPV	27.9%	$290.0	27.9%	$250.0
BroadStreet SPV	10.9%	$176.8	10.9%	$160.0
PassportCard/DavidShield	53.8%	$170.0	53.8%	$170.0
Investment in MediaAlpha (2)	29.3%	$170.9	27.7%	$231.2
Other equity method eligible investments (3)	Under 50.0%	$290.7	Under 50.0%	$301.0
Other equity method eligible investments (4)	50.0% and over	$21.0	50.0% and over	$—
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
(4) Represents a private equity fund.

For the three and nine months ended September 30, 2026, White Mountains received dividend and income distributions from equity method eligible investments of $38.5 million and $91.4 million, which were generally recorded within net investment income in the consolidated statements of operations. For the three and nine months ended September 30, 2025, White Mountains received dividend and income distributions from equity method eligible investments of $22.8 million and $59.7 million.

Note 17. Fair Value of Financial Instruments

White Mountains records its financial instruments at fair value with the exception of debt obligations, which are recorded as debt at face value less unamortized debt issuance costs and original issue discount. See Note 7 — “Debt.”
    The following table presents the fair value and carrying value of these financial instruments as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
Millions	Fair Value	Carrying Value	Fair Value	Carrying Value
Ark 2021 Subordinated Notes	$174.2	$159.0	$179.2	$159.7
Kudu Credit Facility	$335.3	$350.9	$365.3	$350.4
HG Global 2026 Senior Notes	$188.8	$197.4	$—	$—
HG Global 2022 Senior Notes	$—	$—	$153.8	$147.8
Distinguished Credit Facility	$130.5	$129.1	$131.2	$129.9
Distinguished other debt	$13.6	$11.8	$12.2	$10.9
WTM Partners Debt	$62.8	$63.1	$19.0	$19.4
Other Operations Debt	$17.6	$17.3	$19.0	$18.9

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
As of September 30, 2026 and December 31, 2025, White Mountains reported assets and liabilities held for sale related to the pending sale of an Other Operating Business, which included $1.5 million and $1.0 million of short-term investments, $0.4 million and $0.7 million of cash, $3.0 million and $3.3 million of other assets, and $3.7 million and $3.6 million of other liabilities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains “forward-looking statements.” White Mountains intends statements that are not historical in nature, which are hereby identified as forward-looking statements, to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. White Mountains cannot promise that its expectations in such forward-looking statements will turn out to be correct. White Mountains’s actual results could be materially different from and worse than its expectations. See “FORWARD-LOOKING STATEMENTS” on page 87 for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements.
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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 and 2025

Overview

White Mountains reported book value per share of $2,243 as of September 30, 2026, a decrease of 1% for the third quarter of 2026 and an increase of 3% for the first nine months of 2026, including dividends. Results in the third quarter were impacted by higher interest rates and a decline in the MediaAlpha share price, which led to unrealized losses that offset an otherwise solid quarter for operating results. Results in the first nine months of 2026 were driven by solid operating company results, partially offset by unrealized losses due to the impact of higher interest rates and a decline in the MediaAlpha share price.
White Mountains reported book value per share of $1,851 as of September 30, 2025, an increase of 3% in the third quarter of 2025 and 6% for the first nine months of 2025, including dividends. Results in the third quarter and first nine months of 2025 were driven primarily by good operating company results and investment returns.
Comprehensive income (loss) attributable to common shareholders was $(39) million and $134 million in the third quarter and first nine months of 2026 compared to $114 million and $272 million in the third quarter and first nine months of 2025. Results in the third quarter and first nine months of 2026 included $(69) million and $92 million of net realized and unrealized investment gains (losses) compared to $76 million and $250 million in the third quarter and first nine months of 2025. Results in the third quarter and first nine months of 2026 also included $(54) million and $(60) million of unrealized investment gains (losses) from White Mountains’s investment in MediaAlpha compared to $8 million and $2 million in the third quarter and first nine months of 2025.
In the first nine months of 2026, White Mountains repurchased and retired 103,827 of its common shares for $217 million at an average share price of $2,088.39, or 93% of White Mountains’s September 30, 2026 book value per share. As of September 30, 2026, White Mountains’s undeployed capital is roughly $0.8 billion.
Ark’s combined ratio was 75% and 83% in the third quarter and first nine months of 2026 compared to 76% and 84% in the third quarter and first nine months of 2025. Ark’s combined ratio in the third quarter and first nine months of 2026 included two points and four points of catastrophe losses, driven primarily by losses related to the war in Iran. This compares to minimal catastrophe losses in the third quarter of 2025 and seven points of catastrophe losses in the first nine months of 2025, driven primarily by losses related to the California wildfires. Ark’s combined ratio included four points and five points of net favorable prior year development in the third quarter and first nine months of 2026, driven by the property and specialty lines of business. This compares to zero points and five points of net favorable prior year development in the third quarter and first nine months of 2025, also driven primarily by the property and specialty lines of business. Ark has ongoing exposure to the war in Iran, primarily through the specialty and marine & energy lines of business. In the third quarter and first nine months of 2026, Ark recorded estimated losses of $10 million and $52 million (net of reinsurance and reinstatement premiums) related to the Iran war. Hurricane Isaias made U.S. landfall in October 2026. Ark does not expect its losses related to the storm to be significant.

Ark reported gross written premiums of $386 million and $2,254 million, net written premiums of $338 million and $1,466 million and net earned premiums of $510 million and $1,256 million in the third quarter and first nine months of 2026 compared to gross written premiums of $366 million and $2,289 million, net written premiums of $283 million and $1,510 million and net earned premiums of $499 million and $1,202 million in the third quarter and first nine months of 2025. The increase in gross written premiums in the third quarter of 2026 was driven primarily by a change in the timing of recognition of certain delegated authority business as well as growth in the specialty and accident & health lines of business, partially offset by reduced writings in property as a result of softening market conditions. The timing of recognition of certain delegated authority business had no impact on the timing of recognition of Ark’s earned premiums. The decrease in gross written premiums in the first nine months of 2026 was driven primarily by reduced writings in property as a result of the softening market conditions, partially offset by growth in the specialty, casualty and accident & health lines of business.
Ark reported pre-tax income of $64 million and $149 million in the third quarter and first nine months of 2026 compared to $97 million and $240 million in the third quarter and first nine months of 2025. Ark’s results included net realized and unrealized investment gains (losses) of $(40) million and $(43) million in the third quarter and first nine months of 2026 compared to $18 million and $99 million in the third quarter and first nine months of 2025.
Ark reported book value of $1,673 million as of September 30, 2026, an increase of 4% in the third quarter of 2026 and 8% in the first nine months of 2026, including dividends. Ark reported tangible book value of $1,825 million as of September 30, 2026, an increase of 5% in the third quarter of 2026 and 12% in the first nine months of 2026, including dividends. Ark’s book value includes goodwill and other intangible assets, net of tax, and White Mountains’s contingent consideration liability, which are excluded from Ark’s tangible book value.
During the fourth quarter of 2025, Ark renewed Outrigger Re Ltd. for the 2026 underwriting year, but WM Outrigger Re did not participate. Accordingly, WM Outrigger Re’s results are not material to White Mountains’s consolidated financial statements for the third quarter and first nine months of 2026.
Kudu reported total revenues of $(5) million and $127 million, pre-tax income (loss) of $(15) million and $93 million and adjusted EBITDA of $18 million and $50 million in the third quarter and first nine months of 2026 compared to total revenues of $54 million and $139 million, pre-tax income of $44 million and $108 million and adjusted EBITDA of $15 million and $47 million in the third quarter and first nine months of 2025. Total revenues, pre-tax income (loss) and adjusted EBITDA included $21 million and $61 million of net investment income in the third quarter and first nine months of 2026 compared to $18 million and $57 million in the third quarter and first nine months of 2025. Total revenues and pre-tax income (loss) also included $(26) million and $66 million of net realized and unrealized investment gains (losses) in the third quarter and first nine months of 2026 compared to $36 million and $81 million in the third quarter and first nine months of 2025. The decrease in net realized and unrealized investment gains in the third quarter of 2026 was driven by a decrease in the fair value of Kudu’s Participation Contracts, primarily due to the impact of higher discount rates, partially offset by growth in assets under management at several managers. The decrease in net realized and unrealized investment gains in the first nine months of 2026 was driven primarily by the impact of higher discount rates and foreign currency movements on the fair value of Kudu’s Participation Contracts, partially offset by step-ups in valuation related to certain sale transactions.
Kudu deployed a total of $36 million, including transaction costs, into two new asset management firms in 2026. As of September 30, 2026, Kudu had deployed a total of $1.2 billion, including transaction costs, into 32 asset and wealth management firms globally, including three that have been exited. As of September 30, 2026, the asset and wealth management firms have combined assets under management of approximately $166 billion, spanning a range of asset classes.

HG Global reported gross written premiums of $19 million and $39 million and earned premiums of $9 million and $24 million in the third quarter and first nine months of 2026 compared to gross written premiums of $16 million and $42 million and earned premiums of $8 million and $23 million in the third quarter and first nine months of 2025. HG Global’s total par value of policies assumed was $929 million and $2,264 million in the third quarter and first nine months of 2026 compared to $850 million and $2,208 million in the third quarter and first nine months of 2025. HG Global’s total gross pricing was 208 and 170 basis points in the third quarter and first nine months of 2026 compared to 187 and 189 basis points in the third quarter and first nine months of 2025. HG Global reported pre-tax income (loss) of $(28) million and $(7) million in the third quarter and first nine months of 2026 compared to $22 million and $64 million in the third quarter and first nine months of 2025. HG Global’s results included net realized and unrealized investment gains (losses) of $(29) million and $(36) million in the third quarter and first nine months of 2026 compared to $7 million and $20 million in the third quarter and first nine months of 2025. Investment losses in the third quarter and first nine months of 2026 were driven by the impact of higher interest rates leading to unrealized losses on HG Global’s fixed income portfolio.
The fair value of the BAM Surplus Notes decreased to $336 million as of September 30, 2026 compared to $353 million as of June 30, 2026. The decrease was driven by a $16 million decrease in fair value and an $8 million cash payment of principal and interest, partially offset by $7 million of accrued interest. The decrease in fair value was driven primarily by the impact of higher interest rates on the discount rate.
Distinguished reported managed premiums of $159 million and $480 million, commission and fee revenues of $55 million and $151 million, pre-tax loss of $13 million and $41 million and ScaleCo adjusted EBITDA of $5 million and $22 million for the third quarter and first nine months of 2026. Distinguished reported commission and fee revenues of $14 million, pre-tax loss of $3 million, and ScaleCo adjusted EBITDA of $1 million for the period from September 2, 2025, the date of acquisition, through September 30, 2025. Distinguished’s managed premiums increased 20% in the third quarter of 2026 compared to the third quarter of 2025 and 14% in the first nine months of 2026 compared to the first nine months of 2025. These figures include periods prior to White Mountains’s ownership of Distinguished, which White Mountains believes is useful in understanding Distinguished’s performance.
WTM Partners reported total revenues of $107 million and $243 million, pre-tax income of $1 million and $3 million and adjusted EBITDA of $9 million and $19 million in the third quarter and first nine months of 2026 compared to total revenues of $54 million and $97 million, pre-tax loss of $1 million and $3 million and adjusted EBITDA of $2 million and $4 million in the third quarter and first nine months of 2025. The increases were driven by organic growth at Enterprise Solutions and the acquisitions of Basesix and Hawkeye Electric in the second quarter of 2026.
As of September 30, 2026, White Mountains owned 17.9 million shares of MediaAlpha, representing a 29% basic ownership interest based on the total class A and class B common shares outstanding. As of September 30, 2026, MediaAlpha’s share price was $9.57 per share, which decreased from $12.57 per share as of June 30, 2026. The carrying value of White Mountains’s investment in MediaAlpha was $171 million as of September 30, 2026 compared to $225 million as of June 30, 2026.
On November 4, 2026, White Mountains agreed to sell 5.5 million shares of MediaAlpha for $13.90 per share. White Mountains will own 12.4 million shares of MediaAlpha after the sale, representing a 21% ownership interest based on the class A and class B common shares outstanding as of October 26, 2026. At this level of ownership, each $1.00 per share increase or decrease in the share price of MediaAlpha will result in an approximate $5.00 per share increase or decrease in White Mountains’s book value per share.
White Mountains’s total consolidated portfolio return on invested assets was -0.6% in the third quarter of 2026, which included $54 million of unrealized investment losses from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total consolidated portfolio return on invested assets was flat in the third quarter of 2026, driven primarily by net unrealized losses on the fixed income portfolio, offset by net investment income. White Mountains’s total consolidated portfolio return on invested assets was 2.1% in the third quarter of 2025, which included $8 million of unrealized investment gains from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total consolidated portfolio return on invested assets was 2.0% in the third quarter of 2025, driven primarily by net investment income and net unrealized investment gains from the other long-term investments and fixed income portfolios.
White Mountains’s total consolidated portfolio return on invested assets was 3.0% in the first nine months of 2026, which included $60 million of unrealized investment losses from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total consolidated portfolio return on invested assets was 3.9% in the first nine months of 2026, driven primarily by net investment income and net realized and unrealized investment gains from other long-term investments, partially offset by net unrealized investment losses from the fixed income portfolio. White Mountains’s total consolidated portfolio return on invested assets was 6.6% in the first nine months of 2025, which included $2 million of unrealized investment gains from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total consolidated portfolio return on invested assets was 6.8% in the first nine months of 2025, driven primarily by net investment income and net unrealized investment gains from the other long-term investments and fixed income portfolios.

Book Value Per Share

The following table presents White Mountains’s book value per share as of September 30, 2026, June 30, 2026, December 31, 2025 and September 30, 2025:

	September 30, 2026	June 30, 2026	December 31, 2025	September 30, 2025
Book value per share numerator (in millions):
White Mountains’s common shareholders’ equity	$5,353.1	$5,388.3	$5,425.4	$4,767.6
Book value per share denominator (in thousands):
Common shares outstanding	2,386.8	2,386.7	2,479.7	2,575.2
Book value per share	$2,242.76	$2,257.60	$2,187.97	$1,851.33
Quarter-to-date change in book value per share, including dividends:	(0.7)%	4.1%	18.2%	2.6%
Year-to-date change in book value per share, including dividends:	2.6%	3.2%	25.4%	6.1%
Year-to-date dividends paid per share	$1.00	$1.00	$1.00	$1.00

Goodwill and Other Intangible Assets

The following table presents goodwill and other intangible assets that are included in White Mountains’s book value as of September 30, 2026, June 30, 2026, December 31, 2025 and September 30, 2025:

Millions	September 30, 2026	June 30, 2026	December 31, 2025	September 30, 2025
Goodwill:
Ark	$116.8	$116.8	$116.8	$116.8
Kudu	7.6	7.6	7.6	7.6
Distinguished	397.9	397.9	396.7	595.4
WTM Partners	163.1	238.3	57.7	57.7
Bamboo	—	—	—	270.4
Other Operations	35.3	35.3	35.3	44.4
Total goodwill	720.7	795.9	614.1	1,092.3
Other intangible assets:
Ark	175.7	175.7	175.7	175.7
Kudu	—	—	.1	.1
Distinguished	160.8	167.2	181.0	—
WTM Partners	99.6	31.3	33.8	35.1
Bamboo	—	—	—	72.6
Other Operations	12.6	13.6	15.5	17.1
Total other intangible assets	448.7	387.8	406.1	300.6
Total goodwill and other intangible assets (1)	1,169.4	1,183.7	1,020.2	1,392.9
Goodwill and other intangible assets attributed to noncontrolling interests (2)	(423.5)	(428.3)	(378.6)	(482.9)
Goodwill and other intangible assets included in White Mountains’s common shareholders’ equity	$745.9	$755.4	$641.6	$910.0
(1) See Note 4 — “Goodwill and Other Intangible Assets.”
(2) Amounts reflect the basic ownership percentage of the noncontrolling shareholders.

Summary of Consolidated Results

The following table presents White Mountains’s consolidated financial results by industry for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2026	2025	2026	2025
Revenues:
P&C Insurance and Reinsurance revenues	$500.8	$589.5	$1,316.7	$1,450.6
Asset Management revenues	(5.0)	54.4	126.9	138.6
Financial Guarantee revenues	(21.5)	29.3	16.1	85.6
Specialty Insurance Distribution revenues	56.0	14.3	153.7	14.3
Services, Industrial and Consumer revenues	106.8	54.0	243.3	96.8
P&C Insurance Distribution revenues	—	71.4	—	195.3
Other Operations revenues	4.0	51.3	146.8	150.0
Total revenues	641.1	864.2	2,003.5	2,131.2
Expenses:
P&C Insurance and Reinsurance expenses	436.9	463.6	1,163.5	1,180.8
Asset Management expenses	10.3	10.8	33.5	30.9
Financial Guarantee expenses	6.3	7.3	22.7	21.9
Specialty Insurance Distribution expenses	68.7	17.0	194.5	17.0
Services, Industrial and Consumer expenses	105.4	55.2	240.3	100.1
P&C Insurance Distribution expenses	—	56.4	—	157.9
Other Operations expenses	36.7	75.1	141.7	194.9
Total expenses	664.3	685.4	1,796.2	1,703.5
Pre-tax income (loss):
P&C Insurance and Reinsurance pre-tax income (loss)	63.9	125.9	153.2	269.8
Asset Management pre-tax income (loss)	(15.3)	43.6	93.4	107.7
Financial Guarantee pre-tax income (loss)	(27.8)	22.0	(6.6)	63.7
Specialty Insurance Distribution pre-tax income (loss)	(12.7)	(2.7)	(40.8)	(2.7)
Services, Industrial and Consumer pre-tax income (loss)	1.4	(1.2)	3.0	(3.3)
P&C Insurance Distribution pre-tax income (loss)	—	15.0	—	37.4
Other Operations pre-tax income (loss)	(32.7)	(23.8)	5.1	(44.9)
Total pre-tax income (loss)	(23.2)	178.8	207.3	427.7

Net income (loss):
Income tax (expense) benefit	(6.4)	(17.1)	(32.0)	(39.6)
Net income (loss)	(29.6)	161.7	175.3	388.1
Net (income) loss attributable to noncontrolling interests	(9.4)	(47.9)	(42.0)	(117.5)
Net income (loss) attributable to White Mountains’s common shareholders	(39.0)	113.8	133.3	270.6
Comprehensive income (loss):
Other comprehensive income (loss), net of tax	.1	(.6)	.6	2.5
Comprehensive income (loss)	(38.9)	113.2	133.9	273.1
Other comprehensive (income) loss attributable to noncontrolling interests	(.1)	.3	(.1)	(.8)
Comprehensive income (loss) attributable to White Mountains’s common shareholders	$(39.0)	$113.5	$133.8	$272.3

I. SUMMARY OF OPERATIONS BY SEGMENT

As of September 30, 2026, White Mountains conducted its operations through five reportable segments: (1) Ark/WM Outrigger, (2) Kudu, (3) HG Global, (4) Distinguished and (5) WTM Partners, with its remaining operating businesses, holding companies and other assets included in Other Operations. White Mountains has made its segment determination based on consideration of the following criteria: (i) the nature of the business activities of each of the Company’s subsidiaries and affiliates; (ii) the manner in which the Company’s subsidiaries and affiliates are organized; (iii) the existence of primary managers responsible for specific subsidiaries and affiliates; and (iv) the organization of information provided to the Company’s CODM and the Board of Directors. Significant intercompany transactions among White Mountains’s segments have been eliminated herein. White Mountains’s segment information is presented in Note 14 — “Segment Information” on page 43.
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
Ark sponsored the formation of Outrigger Re Ltd., a Bermuda company registered as a special purpose insurer and segregated accounts company, to provide collateralized reinsurance protection on Ark’s Bermuda global property catastrophe excess of loss portfolio. White Mountains consolidates its segregated account of Outrigger Re Ltd., WM Outrigger Re, in its financial statements. During the fourth quarter of 2025, Ark renewed Outrigger Re Ltd. for the 2026 underwriting year, but WM Outrigger Re did not participate.
The following tables present the components of pre-tax income (loss) included in the Ark/WM Outrigger segment for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026
Millions	Ark	WM Outrigger Re	Eliminations	Total
Direct written premiums	$302.4	$—	$—	$302.4
Assumed written premiums	83.6	(.8)	.8	83.6
Gross written premiums	386.0	(.8)	.8	386.0
Ceded written premiums	(48.1)	—	(.8)	(48.9)
Net written premiums	$337.9	$(.8)	$—	$337.1

Earned insurance premiums	$509.6	$(.8)	$—	$508.8
Net investment income	27.2	.6	—	27.8
Net realized and unrealized investment gains (losses)	(40.3)	—	—	(40.3)
Other revenues	4.5	—	—	4.5
Total revenues	501.0	(.2)	—	500.8
Loss and LAE	230.1	—	—	230.1
Insurance acquisition expenses	113.4	(.3)	—	113.1
General and administrative expenses - other underwriting	40.4	—	—	40.4
General and administrative expenses - all other	19.1	—	—	19.1
Change in fair value of contingent consideration	30.0	—	—	30.0
Interest expense	4.2	—	—	4.2
Total expenses	437.2	(.3)	—	436.9
Pre-tax income (loss)	$63.8	$.1	$—	$63.9

	Three Months Ended September 30, 2025
Millions	Ark	WM Outrigger Re	Eliminations	Total
Direct written premiums	$240.0	$—	$—	$240.0
Assumed written premiums	126.4	3.6	(3.6)	126.4
Gross written premiums	366.4	3.6	(3.6)	366.4
Ceded written premiums	(83.0)	—	3.6	(79.4)
Net written premiums	$283.4	$3.6	$—	$287.0

Earned insurance premiums	$498.6	$43.6	$—	$542.2
Net investment income	24.8	2.4	—	27.2
Net realized and unrealized investment gains (losses)	17.8	—	—	17.8
Other revenues	2.3	—	—	2.3
Total revenues	543.5	46.0	—	589.5
Loss and LAE	252.4	2.2	—	254.6
Insurance acquisition expenses	92.4	14.4	—	106.8
General and administrative expenses - other underwriting	33.6	—	—	33.6
General and administrative expenses - all other	28.1	—	—	28.1
Change in fair value of contingent consideration	36.1	—	—	36.1
Interest expense	4.4	—	—	4.4
Total expenses	447.0	16.6	—	463.6
Pre-tax income (loss)	$96.5	$29.4	$—	$125.9

	Nine Months Ended September 30, 2026
Millions	Ark	WM Outrigger Re	Eliminations	Total
Direct written premiums	$1,033.3	$—	$—	$1,033.3
Assumed written premiums	1,221.1	(1.2)	1.2	1,221.1
Gross written premiums	2,254.4	(1.2)	1.2	2,254.4
Ceded written premiums	(788.6)	—	(1.2)	(789.8)
Net written premiums	$1,465.8	$(1.2)	$—	$1,464.6

Earned insurance premiums	$1,256.1	$2.7	$—	$1,258.8
Net investment income	81.5	3.0	—	84.5
Net realized and unrealized investment gains (losses)	(42.6)	(.1)	—	(42.7)
Other revenues	16.1	—	—	16.1
Total revenues	1,311.1	5.6	—	1,316.7
Loss and LAE	612.2	.2	—	612.4
Insurance acquisition expenses	314.7	.9	—	315.6
General and administrative expenses - other underwriting	111.6	—	—	111.6
General and administrative expenses - all other	39.8	—	—	39.8
Change in fair value of contingent consideration	71.7	—	—	71.7
Interest expense	12.4	—	—	12.4
Total expenses	1,162.4	1.1	—	1,163.5
Pre-tax income (loss)	$148.7	$4.5	$—	$153.2

	Nine Months Ended September 30, 2025
Millions	Ark	WM Outrigger Re	Eliminations	Total
Direct written premiums	$1,013.4	$—	$—	$1,013.4
Assumed written premiums	1,275.8	83.7	(83.7)	1,275.8
Gross written premiums	2,289.2	83.7	(83.7)	2,289.2
Ceded written premiums	(779.6)	—	83.7	(695.9)
Net written premiums	$1,509.6	$83.7	$—	$1,593.3

Earned insurance premiums	$1,201.7	$62.7	$—	$1,264.4
Net investment income	70.2	6.8	—	77.0
Net realized and unrealized investment gains (losses)	98.5	(.1)	—	98.4
Other revenues	10.8	—	—	10.8
Total revenues	1,381.2	69.4	—	1,450.6
Loss and LAE	628.0	24.1	—	652.1
Insurance acquisition expenses	272.0	15.5	—	287.5
General and administrative expenses - other underwriting	108.4	—	—	108.4
General and administrative expenses - all other	45.6	.1	—	45.7
Change in fair value of contingent consideration	74.2	—	—	74.2
Interest expense	12.9	—	—	12.9
Total expenses	1,141.1	39.7	—	1,180.8
Pre-tax income (loss)	$240.1	$29.7	$—	$269.8
Ark/WM Outrigger Results—Three Months Ended September 30, 2026 versus Three Months Ended September 30, 2025
The Ark/WM Outrigger segment’s combined ratio was 75% and 73% in the third quarter of 2026 and 2025. The Ark/WM Outrigger segment reported gross written premiums of $386 million, net written premiums of $337 million and net earned premiums of $509 million in the third quarter of 2026 compared to gross written premiums of $366 million, net written premiums of $287 million and net earned premiums of $542 million in the third quarter of 2025. The Ark/WM Outrigger segment reported pre-tax income of $64 million in the third quarter of 2026 compared to $126 million in the third quarter of 2025.
Ark’s combined ratio was 75% and 76% in the third quarter of 2026 and 2025. Ark’s combined ratio in the third quarter of 2026 included two points of catastrophe losses, driven primarily by losses related to the war in Iran, compared to minimal catastrophe losses in the third quarter of 2025. Ark’s combined ratio in the third quarter of 2026 included four points of net favorable prior year loss reserve development, driven primarily by the specialty and property lines of business. This compares to zero points of net favorable prior year loss reserve development in the third quarter of 2025, driven primarily by four points of favorable development in the property and specialty lines of business, offset by four points of unfavorable development related to aviation losses from the conflict in Ukraine and Russia.
Ark has ongoing exposure to the war in Iran, primarily through the specialty and marine & energy lines of business. In the third quarter of 2026, Ark recorded estimated losses of $10 million (net of reinsurance and reinstatement premiums) related to the war.
Ark reported gross written premiums of $386 million, net written premiums of $338 million and net earned premiums of $510 million in the third quarter of 2026 compared to gross written premiums of $366 million, net written premiums of $283 million and net earned premiums of $499 million in the third quarter of 2025. The increase in gross written premiums in the third quarter of 2026 was driven primarily by a change in the timing of recognition of certain delegated authority business as well as growth in the specialty and accident & health lines of business, partially offset by reduced writings in property as a result of softening market conditions. The timing of recognition of certain delegated authority business had no impact on the timing of recognition of Ark’s earned premiums.
Ark reported pre-tax income of $64 million in the third quarter of 2026 compared to $97 million in the third quarter of 2025. Ark’s results included net realized and unrealized investment gains (losses) of $(40) million in the third quarter of 2026, driven primarily by net unrealized investment losses from fixed maturity investments due to higher interest rates, compared to $18 million in the third quarter of 2025, driven primarily by net realized and unrealized investment gains from common equity securities and fixed maturity investments. Ark’s results also included a $30 million expense related to the increase in fair value of White Mountains’s contingent consideration liability in the third quarter of 2026 compared to $36 million in the third quarter of 2025.

WM Outrigger Re’s combined ratio was 38% in both the third quarter of 2026 and 2025. Catastrophe losses were minimal in both periods. WM Outrigger Re reported gross written premiums of $(1) million and net earned premiums of $(1) million in the third quarter of 2026 compared to gross written premiums of $4 million and net earned premiums of $44 million in the third quarter of 2025. WM Outrigger Re reported pre-tax income of $0 million in the third quarter of 2026 compared to $29 million in the third quarter of 2025. WM Outrigger Re did not participate in the renewal of Outrigger Re Ltd. for the 2026 underwriting year.
The following tables present the Ark/WM Outrigger segment’s insurance premiums, insurance expenses and insurance ratios for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026
$ in Millions	Ark	WM Outrigger Re	Eliminations	Total
Insurance premiums:
Gross written premiums	$386.0	$(.8)	$.8	$386.0
Net written premiums	$337.9	$(.8)	$—	$337.1
Net earned premiums	$509.6	$(.8)	$—	$508.8
Insurance expenses:
Loss and LAE	$230.1	$—	$—	$230.1
Insurance acquisition expenses	113.4	(.3)	—	113.1
Other underwriting expenses (1)	40.4	—	—	40.4
Total insurance expenses	$383.9	$(.3)	$—	$383.6
Insurance ratios:
Loss and LAE	45.2%	—%	—%	45.2%
Insurance acquisition expenses	22.3	37.5	—	22.2
Other underwriting expense	7.8	—	—	8.0
Combined Ratio	75.3%	37.5%	—%	75.4%
(1) Included within general and administrative expenses in the consolidated statement of operations.

	Three Months Ended September 30, 2025
$ in Millions	Ark	WM Outrigger Re	Eliminations	Total
Insurance premiums:
Gross written premiums	$366.4	$3.6	$(3.6)	$366.4
Net written premiums	$283.4	$3.6	$—	$287.0
Net earned premiums	$498.6	$43.6	$—	$542.2
Insurance expenses:
Loss and LAE	$252.4	$2.2	$—	$254.6
Insurance acquisition expenses	92.4	14.4	—	106.8
Other underwriting expenses (1)	33.6	—	—	33.6
Total insurance expenses	$378.4	$16.6	$—	$395.0
Insurance ratios:
Loss and LAE	50.6%	5.0%	—%	47.0%
Insurance acquisition expenses	18.5	33.1	—	19.7
Other underwriting expense	6.7	—	—	6.2
Combined Ratio	75.8%	38.1%	—%	72.9%
(1) Included within general and administrative expenses in the consolidated statement of operations.

The following table presents WM Outrigger Re’s insurance premiums, combined ratio and pre-tax income by underwriting year for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	2025
$ in Millions	2025 Underwriting Year	2025 Underwriting Year	2024 Underwriting Year	Total
Insurance premiums:
Gross written premiums	$(.8)	$4.9	$(1.3)	$3.6
Net written premiums	$(.8)	$4.9	$(1.3)	$3.6
Net earned premiums	$(.8)	$44.9	$(1.3)	$43.6

Combined Ratio	37.5%	40.2%	98.8%	38.1%

Pre-tax income	$.1	$29.4	$—	$29.4

Gross Written Premiums
Gross written premiums increased 5% to $386 million in the third quarter of 2026 compared to $366 million in the third quarter of 2025, with risk adjusted rate change of -7%. The increase in gross written premiums in the third quarter of 2026 was driven primarily by a change in the timing of recognition of certain delegated authority business as well as growth in the specialty and accident & health lines of business, partially offset by reduced writings in property as a result of softening market conditions.
The following table presents the Ark/WM Outrigger segment’s gross written premiums by line of business for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
Millions	2026	2025
Property	$120.4	$150.4
Specialty	111.1	78.9
Casualty	59.4	53.2
Marine & Energy	57.9	67.6
Accident & Health	37.2	16.3
Total Gross Written Premiums	$386.0	$366.4

Ark/WM Outrigger Results—Nine Months Ended September 30, 2026 versus Nine Months Ended September 30, 2025
The Ark/WM Outrigger segment’s combined ratio was 83% in both the first nine months of 2026 and 2025. The Ark/WM Outrigger segment reported gross written premiums of $2,254 million, net written premiums of $1,465 million and net earned premiums of $1,259 million in the first nine months of 2026 compared to gross written premiums of $2,289 million, net written premiums of $1,593 million and net earned premiums of $1,264 million in the first nine months of 2025. The Ark/WM Outrigger segment reported pre-tax income of $153 million in the first nine months of 2026 compared to $270 million in the first nine months of 2025.
Ark’s combined ratio was 83% in the first nine months of 2026 compared to 84% in the first nine months of 2025. Ark’s combined ratio in the first nine months of 2026 included four points of catastrophe losses, driven primarily by losses related to the war in Iran, compared to seven points of catastrophe losses in the first nine months of 2025, driven primarily by losses related to the California wildfires. Ark’s combined ratio in the first nine months of 2026 included five points of net favorable prior year loss reserve development, driven primarily by the property and specialty lines of business. This compares to five points of net favorable prior year loss reserve development in the first nine months of 2025, driven primarily by nine points of favorable development in the property and specialty lines of business, partially offset by four points of unfavorable development related to aviation losses from the conflict in Ukraine and Russia.
Ark has ongoing exposure to the war in Iran, primarily through the specialty and marine & energy lines of business. In the first nine months of 2026, Ark recorded estimated losses of $52 million (net of reinsurance and reinstatement premiums) related to the war.
Ark reported gross written premiums of $2,254 million, net written premiums of $1,466 million and net earned premiums of $1,256 million in the first nine months of 2026 compared to gross written premiums of $2,289 million, net written premiums of $1,510 million and net earned premiums of $1,202 million in the first nine months of 2025. The decrease in gross written premiums in the first nine months of 2026 was driven primarily by reduced writings in property as a result of the softening market conditions, partially offset by growth in the specialty, casualty and accident & health lines of business.

Ark reported pre-tax income of $149 million in the first nine months of 2026 compared to $240 million in the first nine months of 2025. Ark’s results included net realized and unrealized investment gains (losses) of $(43) million in the first nine months of 2026, driven primarily by net unrealized investment losses from fixed maturity investments and foreign currency, compared to $99 million in the first nine months of 2025, driven primarily by net unrealized investment gains from other long-term investments, common equity securities and foreign currency. Ark’s results also included a $72 million expense related to the increase in fair value of White Mountains’s contingent consideration liability in the first nine months of 2026 compared to $74 million in the first nine months of 2025.
WM Outrigger Re’s combined ratio was 41% in the first nine months of 2026 compared to 63% in the first nine months of 2025. Catastrophe losses were minimal in the first nine months of 2026. Catastrophe losses in the first nine months of 2025 included $19 million of losses related to the California wildfires (net of reinstatement premiums). WM Outrigger Re reported gross written premiums of $(1) million and net earned premiums of $3 million in the first nine months of 2026 compared to gross written premiums of $84 million and net earned premiums of $63 million in the first nine months of 2025. WM Outrigger Re reported pre-tax income of $5 million in the first nine months of 2026, compared to $30 million in the first nine months of 2025. WM Outrigger Re did not participate in the renewal of Outrigger Re Ltd. for the 2026 underwriting year.
The following tables present the Ark/WM Outrigger segment’s insurance premiums, insurance expenses and insurance ratios for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30, 2026
$ in Millions	Ark	WM Outrigger Re	Eliminations	Total
Insurance premiums:
Gross written premiums	$2,254.4	$(1.2)	$1.2	$2,254.4
Net written premiums	$1,465.8	$(1.2)	$—	$1,464.6
Net earned premiums	$1,256.1	$2.7	$—	$1,258.8
Insurance expenses:
Loss and LAE	$612.2	$.2	$—	$612.4
Insurance acquisition expenses	314.7	.9	—	315.6
Other underwriting expenses (1)	111.6	—	—	111.6
Total insurance expenses	$1,038.5	$1.1	$—	$1,039.6
Insurance ratios:
Loss and LAE	48.7%	7.4%	—%	48.6%
Insurance acquisition expenses	25.1	33.3	—	25.1
Other underwriting expense	8.9	—	—	8.9
Combined Ratio	82.7%	40.7%	—%	82.6%
(1) Included within general and administrative expenses in the consolidated statement of operations.

	Nine Months Ended September 30, 2025
$ in Millions	Ark	WM Outrigger Re	Eliminations	Total
Insurance premiums:
Gross written premiums	$2,289.2	$83.7	$(83.7)	$2,289.2
Net written premiums	$1,509.6	$83.7	$—	$1,593.3
Net earned premiums	$1,201.7	$62.7	$—	$1,264.4
Insurance expenses:
Loss and LAE	$628.0	$24.1	$—	$652.1
Insurance acquisition expenses	272.0	15.5	—	287.5
Other underwriting expenses (1)	108.4	—	—	108.4
Total insurance expenses	$1,008.4	$39.6	$—	$1,048.0
Insurance ratios:
Loss and LAE	52.3%	38.4%	—%	51.6%
Insurance acquisition expenses	22.6	24.8	—	22.7
Other underwriting expense	9.0	—	—	8.6
Combined Ratio	83.9%	63.2%	—%	82.9%
(1) Included within general and administrative expenses in the consolidated statement of operations.

The following table presents WM Outrigger Re’s insurance premiums, combined ratio and pre-tax income by underwriting year for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025
$ in Millions	2025 Underwriting Year	2025 Underwriting Year	2024 Underwriting Year	Total
Insurance premiums:
Gross written premiums	$(1.2)	$82.5	$1.2	$83.7
Net written premiums	$(1.2)	$82.5	$1.2	$83.7
Net earned premiums	$2.7	$57.1	$5.6	$62.7

Combined Ratio	40.7%	42.3%	279.2%	63.2%

Pre-tax income	$4.5	$39.7	$(10.0)	$29.7
White Mountains’s capital commitments to WM Outrigger Re were $0 for the 2026 underwriting year, $150 million for the 2025 underwriting year, $130 million for the 2024 underwriting year and $205 million for the 2023 underwriting year. Ark renewed Outrigger Re Ltd. for the 2026 underwriting year with $70 million of unaffiliated third-party capital. Ark’s increased use of traditional quota share reinsurance for 2026 reduced the need for capacity from Outrigger Re Ltd.
Through September 30, 2026, WM Outrigger Re has generated pre-tax income of $59 million from the 2025 underwriting year, $29 million from the 2024 underwriting year and $76 million from the 2023 underwriting year.
In the first nine months of 2026, White Mountains received $222 million of distributions from WM Outrigger Re, primarily a return of accumulated profits as well as capital related to its non-renewal for the 2026 underwriting year. As of September 30, 2026, investments of $48 million were held in the collateral trust account to fund WM Outrigger Re’s remaining obligations under the reinsurance agreements with GAIL for the 2024 and 2025 underwriting years. WM Outrigger Re has loss and LAE reserves outstanding of $25 million as of September 30, 2026.

Gross Written Premiums
Ark’s gross written premiums decreased 2% to $2,254 million in the first nine months of 2026 compared to $2,289 million in the first nine months of 2025, with risk adjusted rate change of -8%. The decrease in gross written premiums in the first nine months of 2026 was driven primarily by reduced writings in property as a result of the softening market conditions, partially offset by growth in the specialty, casualty and accident & health lines of business.
The following table presents the Ark/WM Outrigger segment’s gross written premiums by line of business for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
Millions	2026	2025
Property	$978.9	$1,092.2
Specialty	583.8	530.5
Marine & Energy	401.1	424.3
Casualty	159.5	137.6
Accident & Health	131.1	104.6
Total Gross Written Premium	$2,254.4	$2,289.2

Ark’s Book Value and Tangible Book Value
Ark reported book value of $1,673 million as of September 30, 2026, an increase of 4% in the third quarter of 2026 and 8% in the first nine months of 2026, including dividends. Ark reported tangible book value of $1,825 million as of September 30, 2026, an increase of 5% in the third quarter of 2026 and 12% in the first nine months of 2026, including dividends. Ark’s book value includes goodwill and other intangible assets, net of tax, and White Mountains’s contingent consideration liability, which are excluded from Ark’s tangible book value. See “NON-GAAP FINANCIAL MEASURES” on page 85.

Ark/WM Outrigger Balance Sheets
The following tables present amounts from Ark and WM Outrigger Re that are contained within White Mountains’s consolidated balance sheets as of September 30, 2026 and December 31, 2025:

	September 30, 2026
Millions	Ark	WM Outrigger Re	Eliminations and Segment Adjustments	Total
Assets
Fixed maturity investments, at fair value	$1,971.4	$—	$—	$1,971.4
Common equity securities, at fair value	345.0	—	—	345.0
Short-term investments, at fair value	585.1	48.0	—	633.1
Other long-term investments	868.0	—	—	868.0
Total investments	3,769.5	48.0	—	3,817.5
Cash	129.7	—	—	129.7
Reinsurance recoverables	1,101.1	—	(25.0)	1,076.1
Insurance premiums receivable	1,222.1	—	—	1,222.1
Deferred acquisition costs	264.8	—	—	264.8
Goodwill and other intangible assets	292.5	—	—	292.5
Other assets	344.6	—	—	344.6
Total assets	$7,124.3	$48.0	$(25.0)	$7,147.3
Liabilities
Loss and LAE	$2,747.4	$25.0	$(25.0)	$2,747.4
Unearned insurance premiums	1,427.4	—	—	1,427.4
Debt	159.0	—	—	159.0
Reinsurance payable	483.7	—	8.6	492.3
Contingent consideration	400.0	—	—	400.0
Other liabilities	233.6	8.7	(8.6)	233.7
Total liabilities	5,451.1	33.7	(25.0)	5,459.8
Equity
White Mountains’s common shareholders’ equity	1,183.3	14.3	—	1,197.6
Noncontrolling interests	489.9	—	—	489.9
Total equity	1,673.2	14.3	—	1,687.5
Total liabilities and equity	$7,124.3	$48.0	$(25.0)	$7,147.3

Tangible book value and tangible capital:
Total equity	$1,673.2	$14.3	$—	$1,687.5
Less: goodwill and other intangible assets, net (1)	(248.6)	—	—	(248.6)
Plus: contingent consideration	400.0	—	—	400.0
Total tangible book value (2)	1,824.6	14.3	—	1,838.9
Plus: debt	159.0	—	—	159.0
Total tangible capital (2)	$1,983.6	$14.3	$—	$1,997.9
(1) Amount is net of $43.9 in deferred tax liabilities related to the other intangible assets.
(2) See “NON-GAAP FINANCIAL MEASURES” on page 85.

	December 31, 2025
Millions	Ark	WM Outrigger Re	Eliminations and Segment Adjustments	Total
Assets
Fixed maturity investments, at fair value	$1,917.9	$—	$—	$1,917.9
Common equity securities, at fair value	452.3	—	—	452.3
Short-term investments, at fair value	620.9	245.7	—	866.6
Other long-term investments	689.7	—	—	689.7
Total investments	3,680.8	245.7	—	3,926.5
Cash	104.7	.1	—	104.8
Reinsurance recoverables	874.7	—	(38.6)	836.1
Insurance premiums receivable	848.4	23.9	(23.9)	848.4
Deferred acquisition costs	210.4	.7	—	211.1
Goodwill and other intangible assets	292.5	—	—	292.5
Other assets	134.7	—	—	134.7
Total assets	$6,146.2	$270.4	$(62.5)	$6,354.1
Liabilities
Loss and LAE	$2,481.0	$34.7	$(34.7)	$2,481.0
Unearned insurance premiums	1,026.1	3.9	(3.9)	1,026.1
Debt	159.7	—	—	159.7
Reinsurance payable	310.1	—	(23.9)	286.2
Contingent consideration	328.3	—	—	328.3
Other liabilities	247.1	.1	—	247.2
Total liabilities	4,552.3	38.7	(62.5)	4,528.5
Equity
White Mountains’s common shareholders’ equity	1,128.7	231.7	—	1,360.4
Noncontrolling interests	465.2	—	—	465.2
Total equity	1,593.9	231.7	—	1,825.6
Total liabilities and equity	$6,146.2	$270.4	$(62.5)	$6,354.1

Tangible book value and tangible capital:
Total equity	$1,593.9	$231.7	$—	$1,825.6
Less: goodwill and other intangible assets, net (1)	(248.6)	—	—	(248.6)
Plus: contingent consideration	328.3	—	—	328.3
Total tangible book value (2)	1,673.6	231.7	—	1,905.3
Plus: debt	159.7	—	—	159.7
Total tangible capital (2)	$1,833.3	$231.7	$—	$2,065.0
(1) Amount is net of $43.9 in deferred tax liabilities related to the other intangible assets.
(2) See “NON-GAAP FINANCIAL MEASURES” on page 85.

Kudu

Kudu provides capital solutions for boutique asset and wealth managers for a variety of purposes including generational ownership transfers, management buyouts, acquisition and growth finance and legacy partner liquidity. Kudu also provides strategic advice to managers from time to time.
Kudu deployed a total of $36 million, including transaction costs, into two new asset management firms in 2026. As of September 30, 2026, Kudu had deployed a total of $1.2 billion, including transaction costs, into 32 asset and wealth management firms globally, including three that have been exited. As of September 30, 2026, the asset and wealth management firms have combined assets under management of approximately $166 billion, spanning a range of asset classes, including real estate, real assets, wealth management, hedge funds, private equity and alternative credit strategies. Since inception, Kudu’s capital was deployed at an initial average gross cash yield at inception of approximately 9.3% based on expected cash flows in the first year following deployment.
The following table presents the components of GAAP net income (loss), EBITDA and adjusted EBITDA included in the Kudu segment for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2026	2025	2026	2025
Net investment income (1)	$20.7	$18.0	$60.5	$56.7
Net realized and unrealized investment gains (losses)	(25.7)	36.1	66.0	80.9
Other revenues	—	.3	.4	1.0
Total revenues	(5.0)	54.4	126.9	138.6
General and administrative expenses	2.9	4.7	11.8	12.3
Interest expense	7.4	6.1	21.7	18.6
Total expenses	10.3	10.8	33.5	30.9
GAAP pre-tax income (loss)	(15.3)	43.6	93.4	107.7
Income tax (expense) benefit	(6.1)	(1.9)	(34.9)	(12.5)
GAAP net income (loss)	(21.4)	41.7	58.5	95.2
Add back:
Interest expense	7.4	6.1	21.7	18.6
Income tax expense (benefit)	6.1	1.9	34.9	12.5
Depreciation	—	.1	.1	.1
Amortization of other intangible assets	—	—	.1	.2
EBITDA (2)	(7.9)	49.8	115.3	126.6
Exclude:
Net realized and unrealized investment (gains) losses	25.7	(36.1)	(66.0)	(80.9)
Transaction expenses	—	1.0	1.1	1.0
Adjusted EBITDA (2)	$17.8	$14.7	$50.4	$46.7
(1) Net investment income includes revenues from Participation Contracts and income from short-term and other long-term investments.
(2) See “NON-GAAP FINANCIAL MEASURES” on page 85.

The following table presents the changes to the fair value of Kudu’s Participation Contracts for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2026	2025	2026	2025
Beginning balance of Kudu’s Participation Contracts (1)	$1,344.6	$1,121.1	$1,285.0	$1,008.4
Contributions to Participation Contracts (2) (3)	.2	51.1	43.5	119.3
Proceeds from Participation Contracts sold (3)	—	—	(75.1)	—
Net realized and unrealized investment gains (losses) on Participation Contracts sold and pending sale (4)	1.3	.8	27.8	9.9
Net unrealized investment gains (losses) on Participation Contracts - all other (5)	(27.0)	35.2	37.9	70.6
Ending balance of Kudu’s Participation Contracts (6)	$1,319.1	$1,208.2	$1,319.1	$1,208.2
(1) As of June 30, 2025, December 31, 2025 and 2024, Kudu’s other long-term investments also include $6.1, $6.4 and $5.6 related to a private debt instrument.
(2) Includes contributions to new and existing Participation Contracts.
(3) Includes $3.5 of non-cash contributions to (proceeds from) Participation Contracts for the nine months ended September 30, 2026.
(4) Includes net realized and unrealized investment gains (losses) recognized from Participation Contracts beginning in the quarter a contract is classified as pending sale.
(5) Includes net unrealized investment gains (losses) recognized from (i) ongoing Participation Contracts and (ii) Participation Contracts prior to classification as pending sale.
(6) As of September 30, 2025, Kudu’s other long-term investments also include $6.2 related to a private debt instrument.

Kudu Results—Three Months Ended September 30, 2026 versus Three Months Ended September 30, 2025
Kudu reported total revenues of $(5) million, pre-tax loss of $15 million and adjusted EBITDA of $18 million in the third quarter of 2026 compared to total revenues of $54 million, pre-tax income of $44 million and adjusted EBITDA of $15 million in the third quarter of 2025. Total revenues, pre-tax income (loss) and adjusted EBITDA included $21 million of net investment income in the third quarter of 2026 compared to $18 million in the third quarter of 2025. Total revenues and pre-tax income (loss) also included $(26) million of net realized and unrealized investment gains (losses) in the third quarter of 2026 compared to $36 million in the third quarter of 2025. Net realized and unrealized investment losses in the third quarter of 2026 were driven by a decrease in the fair value of Kudu’s Participation Contracts, primarily due to the impact of higher interest rates on discount rates across the portfolio, partially offset by growth in assets under management at several managers. Net realized and unrealized investment gains in the third quarter of 2025 were driven by an increase in the fair value of Kudu’s Participation Contracts, primarily due to lower discount rates across the portfolio and growth in assets under management at several managers.

Kudu Results—Nine Months Ended September 30, 2026 versus Nine Months Ended September 30, 2025
Kudu reported total revenues of $127 million, pre-tax income of $93 million and adjusted EBITDA of $50 million in the first nine months of 2026 compared to total revenues of $139 million, pre-tax income of $108 million and adjusted EBITDA of $47 million in the first nine months of 2025. Total revenues, pre-tax income and adjusted EBITDA included $61 million of net investment income in the first nine months of 2026 compared to $57 million in the first nine months of 2025. Total revenues and pre-tax income also included $66 million of net realized and unrealized investment gains in the first nine months of 2026 compared to $81 million in the first nine months of 2025. Net realized and unrealized investment gains in the first nine months of 2026 were driven by an increase in the fair value of Kudu’s Participation Contracts, primarily due to growth in assets under management at several managers and step-ups in valuation related to certain sale transactions, partially offset by the impact of higher interest rates on discount rates across the portfolio. Net realized and unrealized investment gains in the first nine months of 2025 were driven by an increase in the fair value of Kudu’s Participation Contracts, primarily due to growth in assets under management at several managers and foreign currency gains resulting from the weakening of the U.S. dollar.

HG Global

HG Global was established to fund the startup of BAM and, through its reinsurance subsidiary HG Re, to provide up to 15%-of-par, first-loss reinsurance protection for policies underwritten by BAM.
The following table presents the components of pre-tax income (loss) included in the HG Global segment for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2026	2025	2026	2025
Direct written premiums	$—	$—	$—	$—
Assumed written premiums	19.3	15.9	38.6	41.8
Gross written premiums	19.3	15.9	38.6	41.8
Ceded written premiums	—	—	—	—
Net written premiums	$19.3	$15.9	$38.6	$41.8

Earned insurance premiums	$8.6	$7.5	$24.0	$22.8
Net investment income	7.9	7.0	23.4	19.8
Net realized and unrealized investment gains (losses)	(28.8)	7.2	(36.0)	20.3
Interest income from BAM Surplus Notes	6.8	7.5	20.6	22.5
Change in fair value of BAM Surplus Notes	(16.1)	—	(16.1)	—
Other revenues	.1	.1	.2	.2
Total revenues	(21.5)	29.3	16.1	85.6
Insurance acquisition expenses	2.1	2.0	6.3	5.9
General and administrative expenses	.4	1.0	5.3	2.6
Interest expense	3.8	4.3	11.1	13.4
Total expenses	6.3	7.3	22.7	21.9
Pre-tax income (loss)	$(27.8)	$22.0	$(6.6)	$63.7

HG Global Results—Three Months Ended September 30, 2026 versus Three Months Ended September 30, 2025
HG Global reported gross written premiums of $19 million and earned premiums of $9 million in the third quarter of 2026 compared to gross written premiums of $16 million and earned premiums of $8 million in the third quarter of 2025. HG Global reported gross written premiums net of ceding commission paid of $14 million in the third quarter of 2026 compared to $11 million in the third quarter of 2025. HG Global’s total par value of policies assumed, which represents its first-loss exposure on policies assumed from BAM, was $929 million in the third quarter of 2026, of which $756 million was in the primary market and $173 million was in the secondary market. This compares to $850 million in the third quarter of 2025, of which $693 million was in the primary market and $158 million was in the secondary market. The increase in primary and secondary market par assumed was driven by higher issuances in the primary municipal bond market.
HG Global’s total gross pricing was 208 basis points in the third quarter of 2026, compared to 187 basis points in the third quarter of 2025. Pricing in the primary market increased to 204 basis points in the third quarter of 2026 compared to 128 basis points in the third quarter of 2025, due primarily to a higher number of large, high-priced issuances insured by BAM in the third quarter of 2026. Pricing in the secondary market, which is more transaction specific than pricing in the primary market, was 225 basis points in the third quarter of 2026 compared to 444 basis points in the third quarter of 2025. Total pricing net of ceding commission paid increased to 146 basis points in the third quarter of 2026 compared to 131 basis points in the third quarter of 2025.

The following table presents HG Global’s par value assumed, reinsurance premiums and pricing for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
$ in Millions	2026		2025
Par value assumed:
Par value of primary market policies assumed (1)	$755.5		$692.9
Par value of secondary market policies assumed (1)	173.4		157.5
Total par value of policies assumed	$928.9		$850.4

Reinsurance premiums:
Gross written premiums from primary market	$15.4		$8.9
Gross written premiums from secondary market	3.9		7.0
Total gross written premiums	19.3		15.9
Ceding commission paid	5.7		4.8
Total gross written premiums net of ceding commission paid	$13.6		$11.1

Earned premiums	$8.6		$7.5

Pricing:
Gross pricing from primary market	204	bps	128	bps
Gross pricing from secondary market	225	bps	444	bps
Total gross pricing	208	bps	187	bps

Total pricing net of ceding commission paid	146	bps	131	bps
(1) For capital appreciation bonds, par is adjusted to the estimated equivalent par value for current interest paying bonds.

HG Global reported pre-tax income (loss) of $(28) million in the third quarter of 2026 compared to $22 million in the third quarter of 2025. HG Global’s results in the third quarter of 2026 included net realized and unrealized investment gains (losses) on its fixed income portfolio of $(29) million compared to $7 million in the third quarter of 2025, driven by the movement of interest rates in each period. HG Global’s results included interest income on the BAM Surplus Notes of $7 million in the third quarter of 2026 compared to $8 million in the third quarter of 2025.
The fair value of the BAM Surplus Notes decreased to $336 million as of September 30, 2026 compared to $353 million as of June 30, 2026. The decrease was driven by a $16 million decrease in fair value and an $8 million cash payment of principal and interest, partially offset by $7 million of accrued interest. The decrease in fair value was driven primarily by the impact of higher interest rates on the discount rate. During the third quarter of 2026, HG Global received a cash payment of principal and interest on the BAM Surplus Notes of $8 million. Of this payment, $5 million was a repayment of principal held in the Supplemental Trust, less than $1 million was a payment of accrued interest held in the Supplemental Trust and $3 million was a payment of accrued interest held outside the Supplemental Trust. During the third quarter of 2025, HG Global received a cash payment of principal and interest on the BAM Surplus Notes totaling $8 million. Of this payment, $6 million was a repayment of principal held in the Supplemental Trust, less than $1 million was a payment of accrued interest held in the Supplemental Trust and $2 million was a payment of accrued interest held outside the Supplemental Trust.
During the third quarter of 2026, HG Re received a distribution from the Supplemental Trust of $14 million, which consisted of an assignment of accrued interest on the BAM Surplus Notes of $7 million and a cash distribution of $7 million. During the third quarter of 2025, HG Re received a distribution from the Supplemental Trust of $15 million, which consisted of an assignment of accrued interest on the BAM Surplus Notes of $7 million and a cash distribution of $8 million.

HG Global Results—Nine Months Ended September 30, 2026 versus Nine Months Ended September 30, 2025
HG Global reported gross written premiums of $39 million and earned premiums of $24 million in the first nine months of 2026 compared to gross written premiums of $42 million and earned premiums of $23 million in the first nine months of 2025. HG Global reported gross written premiums net of ceding commission paid of $27 million in the first nine months of 2026 compared to $29 million in the first nine months of 2025. HG Global’s total par value of policies assumed, which represents its first-loss exposure on policies assumed from BAM, was $2,264 million in the first nine months of 2026, of which $1,915 million was in the primary market and $349 million was in the secondary market. This compares to $2,208 million in the first nine months of 2025, of which $1,860 million was in the primary market and $348 million was in the secondary market. The increase in primary market par assumed was driven by higher issuances in the primary municipal bond market.

HG Global’s total gross pricing was 170 basis points in the first nine months of 2026 compared to 189 basis points in the first nine months of 2025. Pricing in the primary market decreased to 148 basis points in the first nine months of 2026 compared to 158 basis points in the first nine months of 2025, due primarily to tighter municipal bond spreads and a smaller number of large, high-priced issuances insured by BAM in the first nine months of 2026. Pricing in the secondary market, which is more transaction specific than pricing in the primary market, decreased to 292 basis points in the first nine months of 2026 compared to 356 basis points in the first nine months of 2025. Total pricing net of ceding commission paid decreased to 120 basis points in the first nine months of 2026 compared to 133 basis points in the first nine months of 2025.
The following table presents HG Global’s par value assumed, reinsurance premiums and pricing for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
$ in Millions	2026		2025
Par value assumed:
Par value of primary market policies assumed (1)	$1,914.9		$1,860.0
Par value of secondary market policies assumed (1)	349.2		348.2
Total par value of policies assumed	$2,264.1		$2,208.2

Reinsurance premiums:
Gross written premiums from primary market	$28.4		$29.4
Gross written premiums from secondary market	10.2		12.4
Total gross written premiums	38.6		41.8
Ceding commission paid	11.4		12.5
Total gross written premiums net of ceding commission paid	$27.2		$29.3

Earned premiums	$24.0		$22.8

Pricing:
Gross pricing from primary market	148	bps	158	bps
Gross pricing from secondary market	292	bps	356	bps
Total gross pricing	170	bps	189	bps

Total pricing net of ceding commission paid	120	bps	133	bps
(1) For capital appreciation bonds, par is adjusted to the estimated equivalent par value for current interest paying bonds.

HG Global reported pre-tax income (loss) of $(7) million in the first nine months of 2026 compared to $64 million in the first nine months of 2025. HG Global’s results in the first nine months of 2026 included net realized and unrealized investment gains (losses) on its fixed income portfolio of $(36) million compared to $20 million in the first nine months of 2025, driven by movements in interest rates in each period. HG Global’s results in the first nine months of 2026 included interest income on the BAM Surplus Notes of $21 million compared to $23 million in the first nine months of 2025.
The fair value of the BAM Surplus Notes decreased to $336 million as of September 30, 2026 compared to $339 million as of December 31, 2025. The decrease was driven by a $16 million decrease in fair value and an $8 million cash payment of principal and interest, partially offset by $21 million of accrued interest. The decrease in fair value was driven primarily by the impact of higher interest rates on the discount rate. During the first nine months of 2026, HG Global received a cash payment of principal and interest on the BAM Surplus Notes of $8 million. Of this payment, $5 million was a repayment of principal held in the Supplemental Trust, less than $1 million was a payment of accrued interest held in the Supplemental Trust and $3 million was a payment of accrued interest held outside the Supplemental Trust. During the first nine months of 2025, HG Global received a cash payment of principal and interest on the BAM Surplus Notes of $8 million. Of this payment, $6 million was a repayment of principal held in the Supplemental Trust, less than $1 million was a payment of accrued interest held in the Supplemental Trust and $2 million was a payment of accrued interest held outside the Supplemental Trust.
During the first nine months of 2026, HG Re received a distribution from the Supplemental Trust of $42 million, which consisted of an assignment of accrued interest on the BAM Surplus Notes of $21 million and a cash distribution of $21 million. During the first nine months of 2025, HG Re received a distribution from the Supplemental Trust of $38 million, which consisted of an assignment of accrued interest on the BAM Surplus Notes of $23 million and a cash distribution of $15 million.
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

HG Global Balance Sheets
The following table presents amounts for the HG Global segment that are presented within White Mountains’s consolidated balance sheets as of September 30, 2026 and December 31, 2025:

Millions	September 30, 2026	December 31, 2025
Assets
Fixed maturity investments, at fair value	$707.6	$693.4
Short-term investments, at fair value	40.7	90.8
Total investments	748.3	784.2
Cash	.6	.1
BAM Surplus Notes, at fair value (1)	335.5	339.0
Insurance premiums receivable	13.6	11.4
Deferred acquisition costs	102.0	96.9
Other assets	5.7	5.2
Total assets	$1,205.7	$1,236.8
Liabilities
Preferred dividends payable to White Mountains (2)	$486.8	$527.2
Preferred dividends payable to noncontrolling interests	14.9	16.3
Unearned insurance premiums	342.5	327.9
Debt	197.4	147.8
Accrued incentive compensation	1.1	1.8
Other liabilities	10.7	5.7
Total liabilities	1,053.4	1,026.7
Equity
White Mountains’s common shareholders’ equity	177.4	228.5
Noncontrolling interests	(25.1)	(18.4)
Total equity	152.3	210.1
Total liabilities and equity	$1,205.7	$1,236.8

HG Global equity after intercompany eliminations:
White Mountains’s common shareholders’ equity	$177.4	$228.5
Preferred dividends payable to White Mountains (2)	486.8	527.2
HG Global equity attributable to White Mountains’s common shareholders after intercompany eliminations	$664.2	$755.7

Quarter-to-date growth in HG Global’s book value attributable to White Mountains, including dividends (3)	(3.4)%
Year-to-date growth in HG Global’s book value attributable to White Mountains, including dividends (3)	(0.2)%
(1) The fair value of the BAM Surplus Notes includes accrued interest receivable.
(2) HG Global’s preferred dividends payable to White Mountains are eliminated in White Mountains’s consolidated financial statements. For segment reporting, these amounts are included within the HG Global segment and are eliminated against the offsetting receivables included within Other Operations.
(3) HG Global’s growth in book value attributable to White Mountains is based on the change in HG Global’s total equity attributable to White Mountains’s common shareholders after intercompany eliminations for the period. The year-to-date growth in book value attributable to White Mountains includes the $90.1 dividend paid to White Mountains on May 26, 2026.

For the third quarter of 2026, HG Global book value attributable to White Mountains decreased by 3%. For the first nine months of 2026, HG Global book value attributable to White Mountains decreased slightly, including the $90 million dividend paid to White Mountains in the second quarter. The decreases in book value were driven by the impact of higher interest rates on the fair value of HG Global’s fixed income portfolio and the BAM Surplus Notes.

Distinguished

On September 2, 2025, White Mountains acquired a controlling financial interest in Distinguished. See Note 2 — “Significant Transactions” on page 12. Distinguished is a full-service MGA and program administrator for specialty property and casualty insurance. Distinguished places insurance across a diversified portfolio of programs grouped into two verticals. The ScaleCo vertical consists of established programs, primarily focused on real estate and hospitality end markets. The GrowthCo vertical consists of start-up programs, focused on a diversified set of specialty property and casualty insurance products across multiple industries. On behalf of its insurance carrier partners, Distinguished manages various aspects of the placement process, including product development, marketing, underwriting and policy issuance. Distinguished earns commissions based on the volume and profitability of the insurance that it places. Distinguished does not retain insurance risk.
The following table presents the components of GAAP net income (loss), ScaleCo net income (loss), ScaleCo EBITDA and ScaleCo adjusted EBITDA included in White Mountains’s Distinguished segment for the three and nine months ended September 30, 2026 and for the period from September 2, 2025 to September 30, 2025:

Millions	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026	September 2, 2025 - September 30, 2025
Commission and fee revenues	$55.2	$151.4	$14.1
Other revenues	.8	2.3	.2
Total revenues	56.0	153.7	14.3
Broker commission expenses	22.0	62.5	5.5
General and administrative expenses	43.3	121.5	10.2
Interest expense	3.4	10.5	1.3
Total expenses	68.7	194.5	17.0
GAAP pre-tax income (loss)	(12.7)	(40.8)	(2.7)
Income tax (expense) benefit	.7	4.6	—
GAAP net income (loss)	(12.0)	(36.2)	(2.7)
Exclude:
Net (income) loss, GrowthCo	5.6	23.8	1.2
ScaleCo net income (loss) (1)	(6.4)	(12.4)	(1.5)
Add back:
Interest expense	3.4	10.5	1.3
Income tax expense (benefit)	(.7)	(4.6)	—
Depreciation	.2	.4	.1
Amortization of other intangible assets	6.4	20.2	—
ScaleCo EBITDA (1)	2.9	14.1	(.1)
Exclude:
Non-cash equity-based compensation expense	1.6	6.3	.8
Restructuring expenses	.1	.9	—
Software impairment	.1	.1	—
Legal settlement expenses	—	.1	—
ScaleCo adjusted EBITDA (1)	$4.7	$21.5	$.7
(1) See “NON-GAAP FINANCIAL MEASURES” on page 85.

Distinguished Results – Three Months Ended September 30, 2026
Distinguished reported commission and fee revenues of $55 million, pre-tax loss of $13 million, and ScaleCo adjusted EBITDA of $5 million in the third quarter of 2026.

Distinguished Results – Nine Months Ended September 30, 2026
Distinguished reported commission and fee revenues of $151 million, pre-tax loss of $41 million, and ScaleCo adjusted EBITDA of $22 million in the first nine months of 2026.

Distinguished Results – Period From September 2, 2025 through September 30, 2025
Distinguished reported commission and fee revenues of $14 million, pre-tax loss of $3 million, and ScaleCo adjusted EBITDA of $1 million for the period from September 2, 2025, the date of acquisition, through September 30, 2025.

Managed Premiums and Commission and Fee Revenues
The following table presents the managed premiums, which represent the total premiums placed by Distinguished, and commission and fee revenues by vertical for the three and nine months ended September 30, 2026:

	Three Months Ended September 30, 2026		Nine Months Ended September 30, 2026
Millions	Managed Premiums	Commission and Fee Revenues	Managed Premiums	Commission and Fee Revenues
ScaleCo	$118.2	$40.7	$382.5	$116.3
GrowthCo	41.1	14.5	97.7	35.1
Total	$159.3	$55.2	$480.2	$151.4

Distinguished’s managed premiums increased 20% in the third quarter of 2026 compared to the third quarter of 2025 and 14% in the first nine months of 2026 compared to the first nine months of 2025. Distinguished had strong growth in the environmental, surety, inland marine and excess property programs, partially offset by a decline in the umbrella program. As of September 30, 2026, on a trailing 12 months basis, Distinguished reported total managed premiums of $625 million, which increased 5% quarter-over-quarter. These figures include periods prior to White Mountains’s ownership of Distinguished, which White Mountains believes is useful in understanding Distinguished’s performance.

WTM Partners

WTM Partners acquires and manages businesses on behalf of White Mountains in non-financial services sectors including essential services, light industrial and specialty consumer. In the second quarter of 2026, WTM Partners closed two new acquisitions. The acquisition of Basesix, a low voltage systems integration platform, closed on April 1, 2026. WTM Partners deployed $96 million into Basesix. Enterprise Solutions’s bolt-on acquisition of Hawkeye Electric, a provider of specialty electrical contracting services, closed on May 1, 2026. WTM Partners deployed $35 million into Enterprise Solutions to fund the acquisition of Hawkeye Electric. As of September 30, 2026, WTM Partners has deployed roughly $200 million of equity capital across three acquisitions. See Note 2 — “Significant Transactions.”
Beginning in the second quarter of 2026, in conjunction with the acquisitions of Basesix and Hawkeye Electric, WTM Partners is presented as a separate reportable segment. Prior period amounts have been reclassified to conform to the current period presentation.
The following table presents the components of GAAP net income (loss), EBITDA and adjusted EBITDA included in the WTM Partners segment for the three and nine months ended September 30, 2026 and 2025. These figures include results for periods subsequent to the acquisitions of Enterprise Solutions on April 1, 2025, Basesix on April 1, 2026 and Hawkeye Electric on May 1, 2026.

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2026	2025	2026	2025
Product and service revenues	$106.8	$54.0	$243.3	$96.8
Total revenues	106.8	54.0	243.3	96.8
Cost of sales	84.1	47.1	192.8	82.3
General and administrative expenses	20.1	7.8	45.4	17.2
Interest expense	1.2	.3	2.1	.6
Total expenses	105.4	55.2	240.3	100.1
GAAP pre-tax income (loss)	1.4	(1.2)	3.0	(3.3)
Income tax (expense) benefit	(.6)	—	(1.3)	.2
GAAP net income (loss)	.8	(1.2)	1.7	(3.1)
Add back:
Interest expense	1.2	.3	2.1	.6
Income tax expense (benefit)	.6	—	1.3	(.2)
Depreciation	.5	.3	1.3	.6
Amortization of other intangible assets	5.1	2.5	7.6	2.5
EBITDA (1)	8.2	1.9	14.0	.4
Exclude:
Transaction expenses	.4	.3	5.0	3.3
Restructuring and integration expenses	.2	—	.3	—
Adjusted EBITDA (1)	$8.8	$2.2	$19.3	$3.7
(1) See “NON-GAAP FINANCIAL MEASURES” on page 85.

WTM Partners Results—Three Months Ended September 30, 2026 versus Three Months Ended September 30, 2025
WTM Partners reported total revenues of $107 million, pre-tax income of $1 million and adjusted EBITDA of $9 million in the third quarter of 2026 compared to total revenues of $54 million, pre-tax loss of $1 million and adjusted EBITDA of $2 million in the third quarter of 2025. The increases were driven by organic growth at Enterprise Solutions and the acquisitions of Basesix and Hawkeye Electric in the second quarter of 2026.

WTM Partners Results—Nine Months Ended September 30, 2026 versus Nine Months Ended September 30, 2025
WTM Partners reported total revenues of $243 million, pre-tax income of $3 million and adjusted EBITDA of $19 million in the first nine months of 2026 compared to total revenues of $97 million, pre-tax loss of $3 million and adjusted EBITDA of $4 million in the first nine months of 2025. The increases were driven by organic growth at Enterprise Solutions and the acquisitions of Basesix and Hawkeye Electric in the second quarter of 2026.

Other Operations

The following table presents the components of pre-tax income (loss) included in White Mountains’s Other Operations for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2026	2025	2026	2025
Earned insurance premiums (1)	$.3	$2.9	$4.4	$19.1
Net investment income	13.5	6.2	42.5	24.5
Net realized and unrealized investment gains (losses)	25.4	14.9	104.7	49.5
Net realized and unrealized investment gains (losses) from investment in MediaAlpha	(53.6)	7.7	(60.4)	1.6
Commission and fee revenues (1)	4.1	4.3	11.5	12.4
Product and services revenues	14.3	14.8	41.8	41.9
Net gain on sale of the Bamboo Group	—	—	2.4	—
Other revenues (1)	—	.5	(.1)	1.0
Total revenues	4.0	51.3	146.8	150.0
Loss and LAE (2)	.3	.6	.7	18.8
Insurance acquisition expenses (2)	.1	1.0	1.7	7.0
Cost of sales	7.7	8.2	21.8	22.9
Amortization of other intangible assets (2)	1.0	1.3	2.9	3.4
General and administrative expenses (2)	26.9	63.3	112.6	141.1
Interest expense	.7	.7	2.0	1.7
Total expenses	36.7	75.1	141.7	194.9
Pre-tax income (loss)	$(32.7)	$(23.8)	$5.1	$(44.9)
(1) Other Operations’s earned insurance premiums and commission and fee revenues are included in other revenues in the consolidated statement of operations.
(2) Other Operations’s loss and LAE, insurance acquisition expenses and amortization of other intangible assets are included in general and administrative expenses in the consolidated statement of operations.

Other Operations Results—Three Months Ended September 30, 2026 versus Three Months Ended September 30, 2025
White Mountains’s Other Operations reported pre-tax loss of $33 million in the third quarter of 2026 compared to $24 million in the third quarter of 2025. White Mountains’s Other Operations reported unrealized investment gains (losses) from its investment in MediaAlpha of $(54) million in the third quarter of 2026 compared to $8 million in the third quarter of 2025. Excluding MediaAlpha, White Mountains’s Other Operations reported net realized and unrealized investment gains of $25 million in the third quarter of 2026 compared to $15 million in the third quarter of 2025. The increase in net realized and unrealized investment gains was driven primarily by other long-term investments. White Mountains’s Other Operations reported net investment income of $14 million in the third quarter of 2026 compared to $6 million in the third quarter of 2025. The increase in net investment income was driven primarily by income and dividend distributions from other long-term investments. See Summary of Investment Results on page 76.
White Mountains’s Other Operations reported general and administrative expenses of $27 million in the third quarter of 2026 compared to $63 million in the third quarter of 2025. Other Operations general and administrative expenses in the third quarter of 2026 included $11 million of parent company compensation and benefits costs compared to $44 million in the third quarter of 2025. The decrease in parent company compensation and benefits costs was driven primarily by higher incentive compensation in 2025, largely in connection with the Bamboo Sale Transaction.

Other Operations Results—Nine Months Ended September 30, 2026 versus Nine Months Ended September 30, 2025
White Mountains’s Other Operations reported pre-tax income (loss) of $5 million in the first nine months of 2026 compared to $(45) million in the first nine months of 2025. White Mountains’s Other Operations reported unrealized investment gains (losses) from its investment in MediaAlpha of $(60) million in the first nine months of 2026 compared to $2 million in the first nine months of 2025. Excluding MediaAlpha, White Mountains’s Other Operations reported net realized and unrealized investment gains of $105 million in the first nine months of 2026 compared to $50 million in the first nine months of 2025. The increase in net realized and unrealized investment gains was driven primarily by other long-term investments. White Mountains’s Other Operations reported net investment income of $43 million in the first nine months of 2026 compared to $25 million in the first nine months of 2025. The increase in net investment income was driven primarily by income and dividend distributions from other long-term investments. See Summary of Investment Results on page 76.
White Mountains’s Other Operations reported general and administrative expenses of $113 million in the first nine months of 2026 compared to $141 million in the first nine months of 2025. Other Operations general and administrative expenses in the first nine months of 2026 included $58 million for parent company compensation and benefits costs compared to $81 million in the first nine months of 2025. The decrease in parent company compensation and benefits costs was driven primarily by higher incentive compensation in 2025, largely in connection with the Bamboo Sale Transaction.

Share Repurchases
In the first nine months of 2026, White Mountains repurchased and retired 103,827 of its common shares for $217 million at an average share price of $2,088.39, or 93% of White Mountains’s September 30, 2026 book value per share.

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

Gross Investment Returns and Benchmark Returns
The following table presents the pre-tax time-weighted investment returns for White Mountains’s consolidated portfolio, for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Fixed income investments	(0.7)%	1.5%	0.7%	4.8%
Bloomberg Intermediate U.S. Aggregate Index	(2.6)%	1.8%	(2.0)%	6.0%

Common equity securities	0.4%	0.6%	3.6%	7.0%
Investment in MediaAlpha	(23.9)%	3.9%	(26.1)%	0.8%
Other long-term investments	0.9%	3.1%	8.0%	9.7%
Total common equity securities, investment in MediaAlpha and other long-term investments	(0.5)%	2.8%	5.3%	8.9%
Total common equity securities and other long-term investments	0.8%	2.7%	7.4%	9.5%
S&P 500 Index (total return)	2.3%	8.1%	12.7%	14.8%

Total consolidated portfolio	(0.6)%	2.1%	3.0%	6.6%
Total consolidated portfolio - excluding MediaAlpha (1)	—%	2.0%	3.9%	6.8%
(1) See “NON-GAAP FINANCIAL MEASURES” on page 85.

Investment Returns—Three and Nine Months Ended September 30, 2026 versus Three and Nine Months Ended September 30, 2025
White Mountains’s total consolidated portfolio return on invested assets was -0.6% in the third quarter of 2026, which included $54 million of unrealized investment losses from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total consolidated portfolio return on invested assets was flat in the third quarter of 2026, driven primarily by net unrealized losses on the fixed income portfolio, offset by net investment income. White Mountains’s total consolidated portfolio return on invested assets was 2.1% in the third quarter of 2025, which included $8 million of unrealized investment gains from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total consolidated portfolio return on invested assets was 2.0% in the third quarter of 2025, driven primarily by net investment income and net unrealized investment gains from the other long-term investments and fixed income portfolios.
White Mountains’s total consolidated portfolio return on invested assets was 3.0% in the first nine months of 2026, which included $60 million of unrealized investment losses from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total consolidated portfolio return on invested assets was 3.9% in the first nine months of 2026, driven primarily by net investment income and net realized and unrealized investment gains from other long-term investments, partially offset by net unrealized investment losses from the fixed income portfolio. White Mountains’s total consolidated portfolio return on invested assets was 6.6% in the first nine months of 2025, which included $2 million of unrealized investment gains from White Mountains’s investment in MediaAlpha. Excluding MediaAlpha, the total consolidated portfolio return on invested assets was 6.8% in the first nine months of 2025, driven primarily by net investment income and net unrealized investment gains from the other long-term investments and fixed income portfolios.

Fixed Income Results
White Mountains’s fixed income portfolio, including short-term investments, totaled $4.1 billion and $4.7 billion as of September 30, 2026 and December 31, 2025, which represented 50% and 56% of total invested assets for each period. The duration of White Mountains’s fixed income portfolio, including short-term investments, was 2.0 years and 1.5 years as of September 30, 2026 and December 31, 2025. The change in the fair value and duration of the fixed income portfolio was driven primarily by the sale of short-term investments to fund new capital deployments, share repurchases and the purchase of common equity ETFs. White Mountains’s fixed income portfolio includes fixed maturity and short-term investments held on deposit or as collateral. See Note 3 — “Investment Securities.”
White Mountains’s fixed income portfolio returned -0.7% in the third quarter of 2026 compared to 1.5% in the third quarter of 2025, outperforming and underperforming the Bloomberg Intermediate U.S. Aggregate Index returns of -2.6% and 1.8% for the comparable periods. Results in the third quarter of 2026 were driven primarily by net unrealized investment losses due to the impact of higher interest rates on White Mountains’s short duration fixed income portfolio, partially offset by net investment income. Results in the third quarter of 2025 were driven primarily by net investment income and net unrealized investment gains due to the impact of lower interest rates on White Mountains’s short duration fixed income portfolio.
White Mountains’s fixed income portfolio returned 0.7% in the first nine months of 2026 compared to 4.8% in the first nine months of 2025, outperforming and underperforming the Bloomberg Intermediate U.S. Aggregate Index returns of -2.0% and 6.0% for the comparable periods. Results in the first nine months of 2026 were driven primarily by net investment income, partially offset by net unrealized investment losses due to the impact of higher interest rates on White Mountains’s short duration fixed income portfolio. Results in the first nine months of 2025 were driven primarily by net investment income and net unrealized investment gains due to the impact of lower interest rates on White Mountains’s short duration fixed income portfolio.

Common Equity Securities, Investment in MediaAlpha and Other Long-Term Investments Results
White Mountains’s portfolio of common equity securities, its investment in MediaAlpha and other long-term investments totaled $4.1 billion and $3.7 billion as of September 30, 2026 and December 31, 2025, which represented 50% and 44% of total invested assets for each period. The change in fair value was driven primarily by increased exposure to other long-term investments and common equity securities, principally due to new unconsolidated entities, an increase in the fair value of Kudu’s Participation Contracts and the purchase of common equity ETFs. See Note 3 — “Investment Securities.”
White Mountains’s portfolio of common equity securities, its investment in MediaAlpha and other long-term investments returned -0.5% in the third quarter of 2026, which included $54 million of unrealized investment losses from White Mountains’s investment in MediaAlpha. White Mountains’s portfolio of common equity securities and other long-term investments returned 0.8% in the third quarter of 2026. White Mountains’s portfolio of common equity securities, its investment in MediaAlpha and other long-term investments returned 2.8% in the third quarter of 2025, which included $8 million of unrealized investment gains from White Mountains’s investment in MediaAlpha. White Mountains’s portfolio of common equity securities and other long-term investments returned 2.7% in the third quarter of 2025.

White Mountains’s portfolio of common equity securities, its investment in MediaAlpha and other long-term investments returned 5.3% in the first nine months of 2026, which included $60 million of unrealized investment losses from White Mountains’s investment in MediaAlpha. White Mountains’s portfolio of common equity securities and other long-term investments returned 7.4% in the first nine months of 2026. White Mountains’s portfolio of common equity securities, its investment in MediaAlpha and other long-term investments returned 8.9% in the first nine months of 2025, which included $2 million of unrealized investment gains from White Mountains’s investment in MediaAlpha. White Mountains’s portfolio of common equity securities and other long-term investments returned 9.5% in the first nine months of 2025.
White Mountains’s portfolio of common equity securities generally consists of international listed equity funds, primarily held at Ark, and passive common equity ETFs. White Mountains’s common equity ETFs seek to provide investment results generally corresponding to the performance of the S&P 500 Index. White Mountains’s portfolio of common equity securities was $549 million and $483 million as of September 30, 2026 and December 31, 2025. The increase in common equity securities was driven primarily by the reallocation of a portion of the sale proceeds from the Bamboo Sale Transaction into common equity ETFs, partially offset by a reduction in the international listed equity funds.

White Mountains’s portfolio of common equity securities returned 0.4% in the third quarter of 2026 compared to 0.6% in the third quarter of 2025, underperforming the S&P 500 Index returns of 2.3% and 8.1% for the comparable periods. White Mountains’s portfolio of common equity securities returned 3.6% in the first nine months of 2026 compared to 7.0% in the first nine months of 2025, underperforming the S&P 500 Index returns of 12.7% and 14.8% for the comparable periods. The underperformance in each period was driven primarily by certain international listed equity funds that employ a market neutral strategy.
White Mountains maintains a portfolio of other long-term investments that consists primarily of unconsolidated entities, including Kudu’s Participation Contracts, the Bamboo SPV, the BroadStreet SPV, PassportCard/DavidShield and Bishop Street, as well as private equity funds and hedge funds, a bank loan fund, Lloyd’s trust deposits and an equity infrastructure fund. White Mountains’s portfolio of other long-term investments totaled $3.4 billion and $3.0 billion as of September 30, 2026 and December 31, 2025.
White Mountains’s portfolio of other long-term investments returned 0.9% in the third quarter of 2026 compared to 3.1% in the third quarter of 2025. Investment returns for the third quarter of 2026 were driven primarily by net realized and unrealized investment gains from certain unconsolidated entities and private equity funds and net investment income, partially offset by net unrealized investment losses from Kudu’s Participation Contracts due to higher interest rates. Investment returns for the third quarter of 2025 were driven primarily by net investment income and net unrealized investment gains from Kudu’s Participation Contracts, as well as net investment income and net realized and unrealized investment gains from private equity funds and hedge funds.
White Mountains’s portfolio of other long-term investments returned 8.0% in the first nine months of 2026 compared to 9.7% in the first nine months of 2025. Investment returns for the first nine months of 2026 were driven primarily by net investment income and net realized and unrealized investment gains from Kudu’s Participation Contracts, as well as net unrealized investment gains from certain unconsolidated entities. Investment returns for the first nine months of 2025 were driven primarily by net investment income and net unrealized investment gains from Kudu’s Participation Contracts, as well as net investment income and net realized and unrealized investment gains from certain unconsolidated entities, private equity funds, hedge funds and ILS funds.

Foreign Currency Exposure

As of September 30, 2026, White Mountains had foreign currency exposure on $440 million of net assets, primarily related to Ark/WM Outrigger’s non-U.S. contracts, Kudu’s non-U.S. Participation Contracts and a non-U.S. Other Operating Business.
The following table presents the fair value of White Mountains’s foreign denominated net assets (liabilities) by segment as of September 30, 2026:

$ in Millions Currency	Ark/ WM Outrigger	Kudu	Other Operations	Total Fair Value	% of Total Shareholders’ Equity
CAD	$123.0	$38.7	$—	$161.7	2.7%
AUD	63.4	57.9	—	121.3	2.0
EUR	32.2	67.0	—	99.2	1.6
GBP	56.6	—	—	56.6	0.9
All other	—	—	1.2	1.2	—
Total	$275.2	$163.6	$1.2	$440.0	7.2%

III. Income Taxes

As of September 30, 2026, the primary jurisdictions in which the Company’s subsidiaries and branches operated and were subject to tax include the United States, the United Kingdom, Luxembourg and Israel.
On December 15, 2022, European Union Member States voted to adopt the EU Minimum Tax Directive in conformity with the OECD Pillar Two initiative. The Pillar Two initiative includes a set of model rules that are generally designed to impose a top-up tax on a large multinational enterprise group to the extent that the group is not subject to an effective tax rate of at least 15% in each jurisdiction in which the group has a consolidated affiliate or permanent establishment. The EU Minimum Tax Directive required European Union Member States to enact conforming law by December 31, 2023. The main rule of the EU Minimum Tax Directive, the Income Inclusion Rule (“IIR”), was to become effective for fiscal years beginning on or after December 31, 2023, while the UTPR was to become effective for fiscal years beginning on or after December 31, 2024. The EU Minimum Tax Directive also permits European Union Member States to elect to apply a Qualified Domestic Minimum Top-up Tax (“QDMTT”) for fiscal years beginning on or after December 31, 2023. As of September 30, 2026, White Mountains does not expect that it will be subject to a top-up tax for the year ending December 31, 2026.
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
On December 11, 2025, the Bermuda government enacted legislation providing certain incentives for Bermuda-based employment, training, local expenditure and community development. The incentives are based on qualifying expenditures of eligible Bermuda entities and are provided in the form of a refundable tax credit. A Bermuda entity may be eligible for the incentives regardless of whether it is subject to the Bermuda corporate income tax. For the nine months ended September 30, 2026, White Mountains recognized a $13 million benefit for the incentives as a reduction to general and administrative expenses.
On July 4, 2025, the U.S. enacted the One Big Beautiful Bill Act (“OBBBA”). White Mountains does not expect the OBBBA to have a material impact on its financial statements.
White Mountains’s income tax expense related to pre-tax loss from continuing operations for the three months ended September 30, 2026, represented an effective tax rate of (28)%. The effective tax rate was different from the U.S. statutory rate of 21%, driven primarily by (i) pre-tax income from continuing operations being near break-even, which allows small tax amounts to dramatically change the effective tax rate, (ii) unrealized gains on U.S. investments held by a U.K. company, which are subject to U.S. tax but not U.K. tax, and (iii) full valuation allowances on deferred tax assets at certain U.S. operations, partially offset by full year forecasted income in jurisdictions with lower tax rates than the United States.
White Mountains’s income tax expense related to pre-tax income from continuing operations for the nine months ended September 30, 2026, represented an effective tax rate of 15%. The effective tax rate was different from the U.S. statutory rate of 21%, driven primarily by full year forecasted income in jurisdictions with lower tax rates than the United States, partially offset by (i) tax expense on unrealized gains of U.S. investments held by a U.K. company, which are subject to U.S. tax but not U.K. tax and (ii) full valuation allowances on deferred tax assets at certain U.S. operations.
White Mountains’s income tax expense related to pre-tax income from continuing operations for the three and nine months ended September 30, 2025, represented an effective tax rate of 10% and 9%. The effective tax rate was different from the U.S. statutory rate of 21%, driven primarily by full year forecasted income in jurisdictions with lower tax rates than the United States.

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

Dividend Capacity

Following is a description of the dividend capacity of White Mountains’s insurance and reinsurance and other operating subsidiaries:

Ark/WM Outrigger
During any 12-month period, GAIL, a class 4 licensed Bermuda insurer, has the ability to (i) make capital distributions of up to 15% of its total statutory capital per the previous year’s statutory financial statements or (ii) make dividend payments of up to 25% of its total statutory capital and surplus per the previous year’s statutory financial statements, without prior approval of Bermuda regulatory authorities. Accordingly, GAIL will have the ability to pay a dividend of up to $425 million during 2026, which is equal to 25% of its statutory capital and surplus of $1,700 million as of December 31, 2025, subject to meeting all appropriate liquidity and solvency requirements. During the first nine months of 2026, GAIL did not pay any dividends to its immediate parent.
During the first nine months of 2026, Ark paid a $51 million dividend to shareholders, including $36 million that was paid to White Mountains. As of September 30, 2026, Ark and its intermediate holding companies had less than $1 million of net unrestricted cash and short-term investments outside of its regulated and unregulated insurance and reinsurance operating subsidiaries.
WM Outrigger Re is a special purpose insurer subject to regulation and supervision by the BMA. WM Outrigger Re does not require regulatory approval to pay dividends; however, its dividend capacity is limited to amounts held outside of the collateral trust pursuant to its reinsurance agreement with GAIL. As of September 30, 2026, WM Outrigger Re had less than $1 million of net unrestricted cash held outside the collateral trust. As of September 30, 2026, WM Outrigger Re had $14 million of statutory capital and surplus and $48 million of assets held in the collateral trusts pursuant to the reinsurance agreement with GAIL. During the first nine months of 2026, White Mountains received $222 million of distributions from WM Outrigger Re.

Kudu
During the first nine months of 2026, Kudu distributed $12 million to unitholders, substantially all of which was paid to White Mountains. As of September 30, 2026, Kudu had $112 million of net unrestricted cash and short-term investments.

HG Global
As of September 30, 2026, HG Global had $619 million face value of preferred shares outstanding, of which White Mountains owned 96.9%. Holders of the HG Global preferred shares are entitled to receive cumulative dividends at a fixed annual rate of 6.0% on a quarterly basis, payable when and if declared by HG Global. As of September 30, 2026, HG Global has accrued $502 million of dividends payable to holders of its preferred shares, $487 million of which is payable to White Mountains and is eliminated in consolidation. As of September 30, 2026, HG Global and its subsidiaries had $16 million of net unrestricted cash and short-term investments outside of HG Re.
HG Re is a special purpose insurer subject to regulation and supervision by the BMA. HG Re does not require regulatory approval to pay dividends; however, its dividend capacity is limited to amounts held outside of the Collateral Trusts. As of September 30, 2026, HG Re had $2 million of net unrestricted cash and short-term investments. As of September 30, 2026, HG Re had $197 million of accrued interest on the BAM Surplus Notes held outside the Collateral Trusts. As of September 30, 2026, HG Re had $711 million of statutory capital and surplus and $993 million of assets held in the Collateral Trusts.
HG Global has two primary sources of cash flows: (i) interest payments on the BAM Surplus Notes that are made outside the Collateral Trusts and (ii) releases of excess balances from the Collateral Trusts. During the first nine months of 2026, HG Global received a cash payment of principal and interest on the BAM Surplus Notes of $8 million. Of this payment, $5 million was a repayment of principal held in the Supplemental Trust, less than $1 million was a payment of accrued interest held in the Supplemental Trust and $3 million was a payment of accrued interest held outside the Supplemental Trust. During the first nine months of 2026, HG Re received a distribution from the Supplemental Trust of $42 million, which consisted of an assignment of accrued interest on the BAM Surplus Notes of $21 million and a cash distribution of $21 million. See Note 10 — “Municipal Bond Guarantee Reinsurance.”
On May 14, 2026, HG Global refinanced its senior debt facility under a private placement transaction. In turn, on May 26, 2026, HG Global paid a $93 million cash dividend to shareholders, of which $90 million was paid to White Mountains.

Distinguished
During the first nine months of 2026, Distinguished did not make any distributions to its unitholders. As of September 30, 2026, Distinguished had $13 million of net unrestricted cash and short-term investments.

WTM Partners
During the first nine months of 2026, WTM Partners distributed $8 million to unitholders, of which $6 million was paid to White Mountains. As of September 30, 2026, WTM Partners had $11 million of net unrestricted cash and short-term investments.

Other Operations
During the first nine months of 2026, White Mountains paid a $2 million common share dividend. As of September 30, 2026, the Company and its intermediate holding companies had $601 million of net unrestricted cash, short-term investments and fixed maturity investments, $171 million of MediaAlpha common stock, $204 million of common equity securities and $344 million of private equity and hedge funds, ILS funds and certain unconsolidated entities.
During the first nine months of 2026, White Mountains received a distribution of $26 million from the Bamboo SPV, of which $21 million was a return of capital and $5 million was a dividend.

Financing

The following table presents White Mountains’s capital structure as of September 30, 2026 and December 31, 2025:

$ in Millions	September 30, 2026	December 31, 2025
Ark 2021 Subordinated Notes	$159.0	$159.7
Kudu Credit Facility	350.9	350.4
HG Global 2026 Senior Notes	197.4	—
HG Global 2022 Senior Notes	—	147.8
Distinguished Credit Facility	129.1	129.9
Distinguished other debt	11.8	10.9
WTM Partners Debt	63.1	19.4
Other Operations Debt	17.3	18.9
Total debt (1) (2)	928.6	837.0
Redeemable noncontrolling interests	131.5	131.5
Nonredeemable noncontrolling interests	741.7	698.2
Total White Mountains’s common shareholders’ equity	5,353.1	5,425.4
Total capital	$7,154.9	$7,092.1
Total debt to total capital	13.0%	11.8%
(1) See Note 7 — “Debt.”
(2) Net of unamortized issuance costs and original issue discount, where applicable.

On July 16, 2025, the Company entered into the WTM Credit Facility, a senior unsecured revolving credit facility of up to $250 million that matures on July 16, 2028. As of September 30, 2026, the WTM Credit Facility was undrawn.
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

Covenant Compliance
As of September 30, 2026, White Mountains was in compliance in all material respects with all of the covenants under its debt instruments.

Share Repurchase Programs

The Company’s Board of Directors has authorized the Company to repurchase its common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. The repurchase authorizations do not have a stated expiration date. As of September 30, 2026, White Mountains may repurchase an additional 169,996 shares under these Board authorizations. In addition, from time to time, White Mountains has also repurchased its common shares through self-tender offers that were separately authorized by its Board of Directors.
During the first nine months of 2026, White Mountains repurchased and retired 103,827 of its common shares for $217 million at an average share price of $2,088, which was approximately 93% of White Mountains’s book value per share as of September 30, 2026. Of the shares White Mountains repurchased in the first nine months of 2026, 4,229 were to satisfy employee income tax withholding pursuant to employee benefit plans, which do not reduce the amount available under the Board repurchase authorizations.
During the first nine months of 2025, White Mountains repurchased and retired 5,097 of its common shares for $10 million at an average share price of $1,945, which was approximately 105% of White Mountains’s book value per share as of September 30, 2025. All of the shares White Mountains repurchased in the first nine months of 2025 were to satisfy employee income tax withholding pursuant to employee benefit plans, which do not reduce the amount available under the Board repurchase authorizations.

Cash Flows

Detailed information concerning White Mountains’s cash flows from continuing operations during the nine months ended September 30, 2026 and 2025 follows:

Cash flows from operations for the nine months ended September 30, 2026 and September 30, 2025

Net cash provided from operations was $332 million for the first nine months of 2026 compared to $497 million for the first nine months of 2025. The decrease in net cash provided from operations was driven primarily by an increase in cash used for operations at Ark/WM Outrigger as well as a decrease in cash provided from operations as a result of the sale of Bamboo in 2025, partially offset by proceeds from a sale transaction at Kudu in 2026. As of September 30, 2026, the Company and its intermediate holding companies had $601 million of net unrestricted cash, short-term investments and fixed maturity investments, $171 million of MediaAlpha common stock, $204 million of common equity securities and $344 million of private equity funds, hedge funds, ILS funds and certain unconsolidated entities.

Cash flows from investing and financing activities for the nine months ended September 30, 2026

Financing and Other Capital Activities
During the first nine months of 2026, the Company declared and paid a $2 million cash dividend to its common shareholders.
During the first nine months of 2026, White Mountains repurchased and retired 103,827 of its common shares for $217 million, of which 4,229 were to satisfy employee income tax withholding pursuant to employee benefit plans.
On May 14, 2026, HG Global refinanced the HG Global 2022 Senior Notes under a private placement transaction. In the refinancing, HG Global issued $200 million face value fixed rate secured senior notes with a maturity date of May 14, 2036 and received net proceeds of $197 million. HG Global used $150 million of these proceeds to repay the outstanding principal on the HG Global 2022 Senior Notes.
During the first nine months of 2026, Kudu repurchased $19 million of management equity incentives.
During the first nine months of 2026, Distinguished repaid $1 million of the Distinguished Credit Facility.

Acquisitions and Dispositions
On April 1, 2026, WTM Partners closed the Basesix Transaction. WTM Partners paid $96 million of cash consideration, which included a post-acquisition capital contribution of $1 million and a post-closing purchase price reduction of $1 million. In addition, Basesix borrowed $20 million in new debt as part of the transaction.
On May 1, 2026, Enterprise Solutions closed the Hawkeye Electric Transaction. Enterprise Solutions paid $67 million of cash consideration, which included net debt financing of $26 million and a post-closing purchase price reduction of less than $1 million. In addition, Hawkeye Electric utilized $6 million of cash on hand as part of the transaction.

Cash flows from investing and financing activities for the nine months ended September 30, 2025

Financing and Other Capital Activities
During the first nine months of 2025, the Company declared and paid a $3 million cash dividend to its common shareholders.
During the first nine months of 2025, White Mountains repurchased and retired 5,097 of its common shares for $10 million, all of which were to satisfy employee income tax withholding pursuant to employee benefit plans.
During the first nine months of 2025, Kudu borrowed $37 million in term loans under the Kudu Credit Facility.
During the first nine months of 2025, White Mountains contributed $15 million to Kudu, which was used to repurchase certain management equity incentives that were then replaced with new equity incentive units.
During the first nine months of 2025, Bamboo borrowed $110 million in term loans under the Bamboo Credit Facility.

Acquisitions and Dispositions
On April 1, 2025, WTM Partners closed the Enterprise Solutions Transaction. WTM Partners paid $58 million of cash consideration, which included a post-acquisition capital contribution of $2 million and a post-closing purchase price reduction of less than $1 million. In addition, Enterprise Solutions borrowed $15 million in new debt as part of the transaction.
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
The following table presents the reconciliation of Ark’s GAAP book value to tangible book value and tangible capital:

$ in Millions	September 30, 2026	June 30, 2026	December 31, 2025
Ark’s GAAP book value	$1,673.2	$1,615.0	$1,593.9
Less: goodwill and other intangible assets, net (1)	(248.6)	(248.6)	(248.6)
Plus: contingent consideration	400.0	370.0	328.3
Ark’s tangible book value	1,824.6	1,736.4	1,673.6
Plus: debt	159.0	159.0	159.7
Ark’s tangible capital	$1,983.6	$1,895.4	$1,833.3

Year-to-date dividends declared	$50.5	$50.5	$41.5

Quarter-to-date growth in GAAP book value, including dividends:	3.6%	4.4%	(2.1)%
Quarter-to-date growth in tangible book value, including dividends:	5.1%	6.1%	4.0%
Year-to-date growth in GAAP book value, including dividends:	8.1%	4.5%	13.7%
Year-to-date growth in tangible book value, including dividends:	12.0%	6.8%	27.6%
(1) Amounts are net of deferred tax liabilities related to other intangible assets of $43.9.

Kudu’s EBITDA and adjusted EBITDA
Kudu’s EBITDA and adjusted EBITDA are non-GAAP financial measures. EBITDA is a non-GAAP financial measure that adds back interest expense on debt, income tax (expense) benefit, depreciation and amortization of other intangible assets to GAAP net income (loss). Adjusted EBITDA is a non-GAAP financial measure that excludes certain other items in GAAP net income (loss) in addition to those added back to calculate EBITDA. The items relate to (i) net realized and unrealized investment gains (losses) on Kudu’s Participation Contracts and (ii) transaction expenses. A description of each item follows:
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
White Mountains believes that these non-GAAP financial measures are useful to management and investors in evaluating Kudu’s underlying performance. See page 67 for the reconciliation of Kudu’s GAAP net income (loss) to EBITDA and adjusted EBITDA.

Distinguished’s ScaleCo net income (loss), ScaleCo EBITDA and ScaleCo adjusted EBITDA
Distinguished’s ScaleCo net income (loss), ScaleCo EBITDA and ScaleCo adjusted EBITDA are non-GAAP financial measures. ScaleCo net income (loss) is a non-GAAP financial measure that excludes the results of the GrowthCo vertical, which is consolidated under GAAP, from Distinguished’s consolidated GAAP net income (loss). ScaleCo EBITDA is a non-GAAP financial measure that adds back interest expense on debt, income tax (expense) benefit, depreciation and amortization of other intangible assets to ScaleCo net income (loss). ScaleCo adjusted EBITDA is a non-GAAP financial measure that excludes certain other items in GAAP net income (loss) in addition to those items added back to calculate ScaleCo EBITDA. The items relate to (i) non-cash equity-based compensation expense, (ii) restructuring expenses, (iii) software impairment and (iv) legal settlement expenses. A description of each item follows:
•Non-cash equity-based compensation expense - Represents non-cash expenses related to Distinguished’s management compensation that are settled with equity units in Distinguished.
•Restructuring expenses - Represents costs related to Distinguished’s corporate restructuring and capital planning activities.
•Software impairment - Represents expense related to Distinguished’s write-off of capitalized software that is no longer in use.
•Legal settlement expenses - Represents amounts incurred related to legal settlements.
White Mountains believes that these non-GAAP financial measures are useful to management and investors in evaluating Distinguished’s underlying performance. White Mountains also believes that excluding the results of the GrowthCo vertical, which Distinguished views as an investment in start-up programs, is useful to understanding the underlying performance of Distinguished’s established programs. See page 73 for the reconciliation of Distinguished’s consolidated GAAP net income (loss) to ScaleCo net income (loss), ScaleCo EBITDA and ScaleCo adjusted EBITDA.

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
White Mountains believes that these non-GAAP financial measures are useful to management and investors in evaluating WTM Partners’s underlying performance. See page 74 for the reconciliation of WTM Partners’s GAAP net income (loss) to EBITDA and adjusted EBITDA.

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
The following table presents return reconciliations from GAAP to the reported percentages for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total consolidated portfolio return	(0.6)%	2.1%	3.0%	6.6%
Remove MediaAlpha	0.6	(0.1)	0.9	0.2
Total consolidated portfolio return excluding MediaAlpha	—%	2.0%	3.9%	6.8%

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

Refer to White Mountains’s 2025 Annual Report on Form 10-K and in particular Item 7A. - “Quantitative and Qualitative Disclosures About Market Risk.”

Item 4.Controls and Procedures.

The Principal Executive Officer (“PEO”) and the Principal Financial Officer (“PFO”) of White Mountains have evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2026. Based on that evaluation, the PEO and PFO have concluded that White Mountains’s disclosure controls and procedures are adequate and effective.
There were no changes to White Mountains’s internal control over financial reporting that occurred during the third quarter of 2026 that have materially affected, or are reasonably likely to materially affect, White Mountains’s internal control over financial reporting.

Part II.OTHER INFORMATION

Item 1.Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes to any of the risk factors previously disclosed in the Registrant’s 2025 Annual Report on Form 10-K.

Item 2.Issuer Purchases of Equity Securities.

Months	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans
July 1 - July 31, 2026	—	$—	—	170,007
August 1 - August 31, 2026	—	$—	—	170,007
September 1 - September 30, 2026	11	$1,998.55	11	169,996
Total	11	$1,998.55	11	169,996
(1) The Company’s Board of Directors has authorized the Company to repurchase its common shares, from time to time, subject to market conditions. The repurchase authorizations do not have a stated expiration date.

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
No trading plans were adopted or terminated during the third quarter of 2026 by a director or officer of the Company that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or a non-Rule 10b5-1(c) trading agreement.

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

WHITE MOUNTAINS INSURANCE GROUP, LTD.
(Registrant)

Date:	November 5, 2026	By: /s/ Michaela J. Hildreth
Michaela J. Hildreth
Managing Director and Chief Accounting Officer